Form 10-K
period 2000-12-31
ENTERGY CORP /DE/; ENTERGY ARKANSAS INC; ENTERGY GULF STATES INC; ENTERGY LOUISIANA INC; ENTERGY MISSISSIPPI INC; ENTERGY NEW ORLEANS INC; SYSTEM ENERGY RESOURCES INC
filed 2001-03-16
CIK 65984, 7323, 44570, 60527, 66901, 71508, 202584

______________________________________________________________________

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-K

 (Mark One)
     X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

          For the Fiscal Year Ended December 31, 2000

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
                (an Arkansas corporation)
                Echelon One
                1340 Echelon Parkway
                Jackson, Mississippi 39213
                Telephone (601) 368-5000

______________________________________________________________________


Securities registered pursuant to Section 12(b) of the Act:

                                                                                  Name of Each Exchange
Registrant                     Title of Class                                     on Which Registered
Entergy Corporation            Common Stock, $0.01 Par Value - 220,062,294        New York Stock Exchange, Inc.
                                 shares outstanding at February 28, 2001          Chicago Stock Exchange Inc.
                                                                                  Pacific Exchange Inc.

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

Entergy Gulf States, Inc.       Preferred Stock, Cumulative, $100 Par Value

Entergy Louisiana, Inc.         Preferred Stock, Cumulative, $100 Par Value
                                Preferred Stock, Cumulative, $25 Par Value

Entergy Mississippi, Inc.       Preferred Stock, Cumulative, $100 Par Value

Entergy New Orleans, Inc.       Preferred Stock, Cumulative, $100 Par Value

      Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes No ____

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      The aggregate market value of Entergy Corporation Common Stock, $0.01 Par Value, held by non-affiliates, was $8.5 billion based on the reported last sale price of such stock on the New York Stock Exchange on February 28, 2001. Entergy Corporation is directly or indirectly the sole holder of the common stock of Entergy Arkansas, Inc., Entergy Gulf States, Inc., Entergy Louisiana, Inc., Entergy Mississippi, Inc., Entergy New Orleans, Inc., and System Energy Resources, Inc.


                    DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Proxy Statement of Entergy Corporation to be filed in connection with its Annual Meeting of Stockholders, to be held May 11, 2001, are incorporated by reference into Parts I and III hereof.

                             TABLE OF CONTENTS

                                                                     Page
                                                                    Number

Definitions                                                            i
Part I
     Item 1. Business                                                  1
     Item 2. Properties                                               36
     Item 3. Legal Proceedings                                        36
     Item 4. Submission of Matters to a Vote of Security Holders 36 Directors and Executive Officers of Entergy Corporation 37
Part II
     Item 5. Market for Registrants' Common Equity and Related
              Stockholder Matters                                     39
     Item 6. Selected Financial Data                                  40
     Item 7. Management's Discussion and Analysis of Financial
              Condition and Results of Operations                     40
     Item 7A.Quantitative and Qualitative Disclosures About Market
              Risk                                                    40
     Item 8. Financial Statements and Supplementary Data              41
     Item 9. Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure                    210
Part III
     Item 10.Directors and Executive Officers of the Registrants     210
     Item 11.Executive Compensation				     214
     Item 12.Security Ownership of Certain Beneficial Owners and
              Management					     228
     Item 13.Certain Relationships and Related Transactions	     230
Part IV
     Item 14.Exhibits, Financial Statement Schedules, and Reports
              on Form 8-K                                            232
Signatures                                                           233
Report of Independent Accountants on Financial Statement Schedules   241
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

                        FORWARD-LOOKING INFORMATION

      The following constitutes a "Safe Harbor" statement under the Private Securities Litigation Reform Act of 1995: Investors are cautioned that forward-looking statements contained herein with respect to the revenues, earnings, performance, strategies, prospects and other aspects of the business of Entergy Corporation, Entergy Arkansas, Inc., Entergy Gulf States, Inc., Entergy Louisiana, Inc., Entergy Mississippi, Inc., Entergy New Orleans, Inc., and System Energy Resources, Inc. and their affiliated companies may involve risks and uncertainties. A number of factors could cause actual results or outcomes to differ materially from those indicated by such forward-looking statements. These factors include, but are not limited to, risks and uncertainties relating to: the effects of weather, the performance of generating units and transmission systems, the possession of nuclear materials, fuel and purchased power prices and availability, the effects of regulatory decisions and changes in law, litigation, capital spending requirements, the onset of competition, including the ability to recover net regulatory assets and other potential stranded costs, the effects of recent developments in the California electricity market on the utility industry nationally, advances in technology, changes in accounting standards, corporate restructuring and changes in capital structure, consummation of the business combination with FPL Group, Inc., consummation of the Koch Industries joint venture, the success of new business ventures, changes in the markets for electricity and other energy-related commodities, changes in interest rates and in financial and foreign currency markets generally, the economic climate and growth in Entergy's service territories, changes in corporate strategies, and other factors.

                              DEFINITIONS

      Certain abbreviations or acronyms used in the text and notes are defined below:

Abbreviation or Acronym            Term

AFUDC               Allowance for Funds Used During Construction
Algiers             15th Ward of the City of New Orleans, Louisiana
ALJ                 Administrative Law Judge
ANO 1 and 2         Units   1   and  2  of  Arkansas  Nuclear   One   Steam
                    Electric   Generating  Station  (nuclear),   owned   by
                    Entergy Arkansas
APB                 Accounting Principles Board
APSC                Arkansas Public Service Commission
Availability
  Agreement         Agreement,  dated  as  of  June  21, 1974,  as amended,
                    among  System  Energy and  Entergy   Arkansas,  Entergy
                    Louisiana, Entergy Mississippi, and Entergy New Orleans,
                    and the assignments thereof
Board               Board of Directors of Entergy Corporation
Boston Edison       Boston Edison Company
BPS                 British pounds sterling
Cajun               Cajun Electric Power Cooperative, Inc.
Capital Funds
 Agreement          Agreement, dated  as  of  June  21,  1974,  as amended,
                    between System Energy and Entergy Corporation, and the
                    assignments thereof
CitiPower           CitiPower   Pty.,  an  electric  distribution   company
                    serving    Melbourne,   Australia    and    surrounding
                    suburbs,   which  was  acquired  by  Entergy  effective
                    January  5,  1996,  and was sold by  Entergy  effective
                    December 31, 1998
Council             Council of the City of New Orleans, Louisiana
D.C. Circuit        United  States  Court of Appeals for  the  District  of
                    Columbia Circuit
DOE                 United States Department of Energy
domestic utility
 companies          Entergy Arkansas, Entergy Gulf States, Entergy Louisiana,
                    Entergy  Mississippi,  and  Entergy  New  Orleans,
                    collectively
EITF                Emerging Issues Task Force
EMF                 Electromagnetic fields
ENHC                Entergy Nuclear Holding Company #1
EPA                 United States Environmental Protection Agency
EPAct               Energy Policy Act of 1992
EPDC                Entergy Power Development Corporation
EPMC                Entergy Power Marketing Corporation
ET&M                Entergy Trading and Marketing, Ltd.
ETHC                Entergy Technology Holding Company
EWG                 Exempt wholesale generator under PUHCA
Entergy             Entergy   Corporation  and  its  various   direct   and
                    indirect subsidiaries
Entergy Arkansas    Entergy Arkansas, Inc.
Entergy Corporation Entergy Corporation, a Delaware corporation
Entergy Gulf States Entergy   Gulf  States,  Inc.,  including  its   wholly
                    owned   subsidiaries  -  Varibus  Corporation,   GSG&T,
                    Inc.,   Prudential  Oil  &  Gas,  Inc.,  and   Southern
                    Gulf Railway Company
Entergy London      Entergy   London  Investments  plc,  formerly   Entergy
                    Power    UK    plc   (including   its   wholly    owned
                    subsidiary,   London  Electricity   plc),   which   was
                    sold by Entergy effective December 4, 1998
Entergy Louisiana   Entergy Louisiana, Inc.
Entergy Mississippi Entergy Mississippi, Inc.

Abbreviation or Acronym      Term

Entergy New Orleans Entergy New Orleans, Inc.
Entergy Nuclear     Entergy Nuclear, Inc.
Entergy Nuclear
 Operations         Entergy Nuclear Operations, Inc.
Entergy Operations  Entergy Operations, Inc.
Entergy Power       Entergy Power, Inc.
Entergy Services    Entergy Services, Inc.
FASB                Financial Accounting Standards Board
FERC                Federal Energy Regulatory Commission
FitzPatrick         James  A.  FitzPatrick  nuclear  power  plant,  825  MW
                    facility  located  near  Oswego,  New  York,  purchased
                    in  November  2000  from New York  Power  Authority  by
                    Entergy's domestic non-utility nuclear business
FPL Group           FPL  Group,  Inc.,  a  Florida corporation  and  parent
                    company of Florida Power & Light Company
FUCO                Exempt foreign utility company under PUHCA
Grand Gulf 1 and 2  Units   1   and   2   of  Grand  Gulf  Steam   Electric
                    Generating  Station  (nuclear),  90%  owned  or  leased
                    by System Energy
GWH                 one million kilowatt-hours
Independence        Independence  Steam  Electric  Station  (coal),   owned
                    16%    by    Entergy   Arkansas,   25%    by    Entergy
                    Mississippi, and 7% by Entergy Power
Indian Point 3      Indian   Point   3   nuclear  power   plant,   980   MW
                    facility  located  in  Westchester  County,  New  York,
                    purchased   in  November  2000  from  New  York   Power
                    Authority    by    Entergy's    domestic    non-utility
                    nuclear business
IRS                 Internal Revenue Service
KV                  kilovolt
KW                  kilowatt
KWH                 kilowatt-hour(s)
London Electricity  London   Electricity   plc  -   a   regional   electric
                    company    serving   London,   England,    which    was
                    acquired  by  Entergy  London  effective  February   1,
                    1997,  and  was  sold  by  Entergy  effective  December
                    4, 1998
LDEQ                Louisiana Department of Environmental Quality
LPSC                Louisiana Public Service Commission
MCF                 1,000 cubic feet of gas
Merger              The   business  combination  transaction  pursuant   to
                    which  the  outstanding shares of  FPL  Group  and  the
                    outstanding  shares  of  Entergy  Corporation  will  be
                    converted     into    1.00    and     0.585     shares,
                    respectively, of a new company
Merger Agreement    Agreement  and  Plan  of Merger  dated  July  30,  2000
                    by  and  between  FPL Group, Entergy  Corporation,  WCB
                    Holding       Corporation,      Ranger      Acquisition
                    Corporation and Ring Acquisition Corporation
MPSC                Mississippi Public Service Commission
MW                  Megawatt(s)
N/A                 Not applicable
Nelson Unit 6       Unit   No.  6  (coal)  of  the  Nelson  Steam  Electric
                    Generating   Station,  owned  70%   by   Entergy   Gulf
                    States
NERC                North American Electric Reliability Council
NISCO               Nelson Industrial Steam Company
NRC                 Nuclear Regulatory Commission
NYPA                New York Power Authority

                        DEFINITIONS (Concluded)


Abbreviation or Acronym      Term

Pilgrim             Pilgrim   Nuclear  Station,  670  MW  facility  located
                    in  Plymouth,  Massachusetts, purchased  in  July  1999
                    from   Boston   Edison  by  Entergy's   domestic   non-
                    utility nuclear business
PRP                 Potentially  Responsible  Party  (a  person  or  entity
                    that   may   be   responsible   for   remediation    of
                    environmental contamination)
PUCT                Public Utility Commission of Texas
PUHCA               Public   Utility  Holding  Company  Act  of  1935,   as
                    amended
PURPA               Public Utility Regulatory Policies Act of 1978
Reallocation
  Agreement         1981 Agreement, superseded in  part   by   a June   13,
                    1985 decision of FERC, among Entergy Arkansas,  Entergy
                    Louisiana,  Entergy   Mississippi, Entergy New Orleans,
                    and System Energy relating to the sale of capacity  and
                    energy from Grand Gulf
Ritchie 2           Unit   2   of   the   R.  E.  Ritchie  Steam   Electric
                    Generating Station (gas/oil)
River Bend          River    Bend   Steam   Electric   Generating   Station
                    (nuclear)
SEC                 Securities and Exchange Commission
SFAS                Statement    of    Financial   Accounting    Standards,
                    promulgated by the FASB
SMEPA               South   Mississippi   Electric  Power   Agency,   which
                    owns the remaining 10% interest in Grand Gulf 1
System Agreement    Agreement,  effective  January 1,  1983,  as  modified,
                    among  the  domestic  utility  companies  relating   to
                    the  sharing  of  generating capacity and  other  power
                    resources
System Energy       System Energy Resources, Inc.
System Fuels        System Fuels, Inc.
Tons/hr             Tons   per   hour,   used  as  a   measure   of   steam
                    production
UK                  The  United  Kingdom  of  Great  Britain  and  Northern
                    Ireland
Unit Power Sales
  Agreement         Agreement,  dated  as  of June 10, 1982, as amended and
                    approved  by  FERC,  among  Entergy  Arkansas,  Entergy
                    Louisiana,  Entergy   Mississippi, Entergy New Orleans,
                    and  System  Energy, relating to the sale  of  capacity
                    and  energy  from System Energy's share of Grand Gulf 1
Waterford 3         Unit   No.   3   (nuclear)  of  the   Waterford   Steam
                    Electric  Generating  Station,  100%  owned  or  leased
                    by Entergy Louisiana
White Bluff         White  Bluff  Steam  Electric Generating  Station,  57%
                    owned by Entergy Arkansas

                                 PART I
Item 1.  Business
                           BUSINESS OF ENTERGY

Entergy Corporation

      Entergy Corporation is a Delaware corporation which, through its subsidiaries, engages principally in the following businesses: domestic utility, power marketing and trading, global power development, and domestic non-utility nuclear. Power marketing and trading, global power development, and domestic non-utility nuclear are sometimes referred to as the competitive businesses. In 2000, Entergy placed the management of the power marketing and trading business under the global power development business, and the jointly-managed businesses are referred to as Entergy Wholesale Operations. Entergy Corporation has no significant assets other than the stock of its subsidiaries. Entergy Corporation is a registered public utility holding company under PUHCA. As such, Entergy Corporation and its subsidiaries generally are subject to the broad regulatory provisions of PUHCA. PUHCA generally limits registered public utility holding company activity to direct and indirect ownership of domestic integrated utility businesses, domestic and foreign electric generation ventures, foreign utility ownership, telecommunications and information service businesses, and certain other domestic energy related businesses. Financial information regarding Entergy Corporation's operating segments is contained in Note 14 to the financial statements. In December 2000, Entergy's shareholders approved a business combination between Entergy Corporation and FPL Group, the objective of which is the creation of a new company. See "Business Combination with FPL Group" for further discussion of the terms and timing of this transaction.

Domestic Utility

     The domestic utility is Entergy's predominant business segment, providing 74% of its revenue and 87% of its net income in 2000, and holding 81% of its assets as of December 31, 2000. Entergy Corporation has five wholly-owned domestic retail electric utility subsidiaries:
Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans. As of December 31, 2000, these utility companies provided retail electric service to approximately 2.6 million customers primarily in portions of the states of Arkansas, Louisiana, Mississippi, and Texas. In addition, Entergy Gulf States furnishes natural gas utility service in and around Baton Rouge, Louisiana, and Entergy New Orleans furnishes natural gas utility service in New Orleans, Louisiana. The business of the domestic utility companies is subject to seasonal fluctuations, with the peak sales period normally occurring during the third quarter of each year. During 2000, the domestic utility companies' combined retail electric sales volumes as a percentage of total electric sales volumes were: residential - 28.3%; commercial - 21.8%; and industrial - 38.8%. Retail electric revenues from these sectors as a percentage of total electric revenues were:
residential - 35.0%; commercial - 23.5%; and industrial - 30.2%. Sales to governmental and municipal sectors and to nonaffiliated utilities accounted for the balances of energy sales and electric revenues. The major industrial customers of the domestic utility companies are in the chemical, petroleum refining, paper, and food products industries. State or local regulatory authorities regulate the retail rates and services of Entergy's domestic retail utility subsidiaries.

     Entergy Corporation also owns 100% of the voting stock of System Energy, an Arkansas corporation that owns and leases an aggregate 90% undivided interest in Grand Gulf. System Energy sells all of the capacity and energy from its interest in Grand Gulf 1 at wholesale to its only customers, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans. Management discusses sales from Grand Gulf 1 more thoroughly in "CAPITAL REQUIREMENTS AND FUTURE FINANCING - Certain Grand Gulf-related Financial and Support Agreements - Unit Power Sales Agreement" below. System Energy's wholesale power sales are subject to the jurisdiction of FERC.

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

Power Marketing and Trading

     Prior to 2001, Entergy conducted its power marketing and trading business primarily through three subsidiaries, Entergy Power, EPMC, and ET&M. Entergy Power is a domestic power producer that owns 665 MW of fossil-fueled generation assets located in Arkansas. Entergy Power's capacity and energy is sold at wholesale principally to EPMC and Entergy Arkansas. Entergy Power's wholesale power sales are subject to the jurisdiction of FERC. EPMC engages in the marketing and trading of physical and financial energy commodity products, industrial energy management, and risk management services. It has authority from the SEC to deal in a wide range of energy commodities and related financial products. ET&M is engaged in the marketing and trading of physical and financial energy commodity products in the UK.

     On January 31, 2001, Entergy contributed its power marketing and trading business to a new limited partnership, Entergy-Koch, L.P. The joint venture is with Koch Industries, Inc., which contributed to the venture its 9,000-mile Koch Gateway Pipeline (which has been renamed the Gulf South Pipeline), gas storage facilities including the Bistineau storage facility near Shreveport, Louisiana, and Koch Energy Trading, which markets and trades electricity, gas, weather derivatives, and other energy-related commodities and services (the joint venture's trading activities are now conducted under the name Axia Energy). The parties have equal ownership interests in Entergy-Koch, L.P., which is governed by an eight-member board of directors. Entergy appointed four members of the board. The partnership agreement allocates the substantial majority of Entergy-Koch, L.P.'s earnings through 2003 to Entergy. Losses are generally allocated equally. Entergy Power was not transferred to the joint venture, and it was placed under the management of the global power development business.

Global Power Development

     Entergy's global power development business is focused on acquiring or developing power generation projects in North America and Western
Europe. The Latin American projects owned by the global power development business are not a core part of its strategy, and Entergy is considering various strategies to maximize the value of these investments, including possibly selling them. The global power development business owns interests in the following electric generation assets that are currently operating or are under construction:

         Investment                     Percent Ownership   Status

Argentina - Costanera, 1,260 MW                 6%         operational
Argentina - Costanera expansion, 220 MW        10%         operational
Chile - San Isidro, 375 MW                     25%         operational
Pakistan - Hub River, 1,200 MW                  5%         operational
Peru - Edegel - 833 MW                         24%         operational
United Kingdom - Saltend, 1,200 MW            100%         operational
United Kingdom - Damhead Creek, 800 MW        100%         operational
U.S. (AR) - Ritchie Unit 2, 544 MW            100%         operational
U.S. (AR) - Independence Unit 2, 840 MW        14%         operational
U.S. (LA) - Riverside, 425 MW                  50%         under construction
U.S. (MS) - Warren Power, 300 MW              100%         under construction

Damhead Creek commenced commercial operation in 2001. Entergy Power owns Ritchie Unit 2 and the interest in Independence Unit 2. Entergy owns its interest in Riverside through a 50% interest in RS Cogen, LLC, and the remaining 50% interest is owned by PPG Industries, an industrial customer of Entergy Gulf States. Entergy's global power development business has several other development projects in the planning stages, including announced projects in the United States, Spain, and Bulgaria.

     In preparation for its global power development plans, Entergy has obtained an option to acquire turbines from GE Power Systems. See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - LIQUIDITY AND CAPITAL RESOURCES" for further information on the turbines. Furthermore, the global power development business entered into a 50/50 joint venture with The Shaw Group Inc. that is named EntergyShaw, L.L.C. EntergyShaw provides management, engineering, procurement, construction, and commissioning services for electric power plants. EntergyShaw plans to operate in the rapidly growing electric power generation market and provide services for Entergy's global power development plans. In June 2000, Entergy also acquired a 75% interest in Highland Energy Company, an energy aggregation, marketing, and producer services company.

     In June 2000, the global power development business sold its interest in Freestone, a planned 1,000 MW combined cycle gas turbine merchant power plant to be constructed in Fairfield, Texas, adjacent to Entergy Gulf States' service territory.

Domestic Non-Utility Nuclear

      Entergy's domestic non-utility nuclear business is focused on acquiring, owning, operating, and selling power from nuclear power plants and providing operations and management services to nuclear power plants owned by other utilities in the United States. Plant acquisitions are made through Entergy's wholly owned subsidiary ENHC and its affiliates. Operations and management services, including decommissioning services, are provided through Entergy's wholly owned subsidiary, Entergy Nuclear.

     Entergy's domestic non-utility nuclear business owns the following nuclear power plants that it has acquired from other utilities:

     Power Plant         Capacity  Percent Ownership   Location

Pilgrim Nuclear Station   670 MW         100%          Plymouth, MA
James A. FitzPatrick      825 MW         100%          Oswego, NY
Indian Point 3            980 MW         100%          Westchester County, NY

Pilgrim has firm power purchase agreements with Boston Edison and other utilities that expire at the end of 2004. One hundred percent of the plant's output is committed to those parties through 2001, and that commitment decreases to 50% by 2003. Indian Point 3 has a firm power purchase agreement with NYPA that expires at the end of 2004 for 100% of the plant's output. FitzPatrick has firm power purchase agreements with NYPA that expire at the end of 2004 for 100% of the plant's output through 2003 and approximately 45% of the plant's output in 2004. See
Note 12 to the financial statements for a further discussion of these acquisitions by Entergy's domestic non-utility nuclear business.

      In November 2000, Entergy's domestic non-utility nuclear business agreed to purchase Consolidated Edison's (Con Edison) 957 MW Indian Point 2 nuclear power plant (IP2) located in Westchester County, New York. In the transaction, Entergy has agreed to acquire Indian Point 1 nuclear power plant (IP1), which has been shut down and in safe storage since the early 1970s. Entergy will pay $600 million in cash at the closing of the purchase and will receive the plant, nuclear fuel, and other assets, including a purchase power agreement (PPA). Under the PPA, Con Edison will purchase 100% of IP2's output through 2004. Con Edison will also transfer a $430 million decommissioning trust fund, along with the liability to decommission IP2 and IP1, to Entergy's nuclear business. Management expects to close the acquisition by mid-2001, pending the approvals of the NRC, the New York Public Service Commission, and other regulatory agencies.

      In January 2001, Entergy's domestic non-utility nuclear business submitted an offer to buy Vermont Yankee, a 540 MW boiling water reactor plant, located in Vernon, Vermont, for $50 million. Entergy's offer is firm through the end of 2001. In February 2001, the Vermont Public Service Board rejected a competing offer and the plant is expected to be auctioned during the second or third quarter of 2001.

      Entergy Nuclear provides services to nuclear power plants owned by other utilities, including engineering, operations and maintenance, fuel procurement, management and supervision, technical support and training, administrative support, and other managerial or technical services required to operate, maintain, and decommission nuclear electric power facilities. Currently Entergy is providing decommissioning services for the Maine Yankee and Millstone Unit 1 nuclear power plants. The cost of decommissioning and insuring the plants that Entergy provides decommissioning services for is the responsibility of the plant owners.

      In 2000, Entergy Nuclear entered into two business arrangements to assist it in providing operation and management services. Entergy Nuclear and Framatome Technologies intend to jointly offer operating license renewal and life extension services to nuclear power plants in the United States. Framatome has provided and continues to provide license renewal services to several utilities owning nuclear power plants in the United States. Entergy Nuclear also acquired TLG Services in September 2000. TLG provides decommissioning, engineering, and related services to nuclear power plant owners.

Domestic and Foreign Generation Investment Restrictions and Risks

      Entergy's ability to invest in domestic and foreign generation businesses is subject to the SEC's regulations under PUHCA. Absent SEC approval, these regulations limit Entergy Corporation's aggregate investment in domestic and foreign generation businesses at the time an investment is made to an amount equal to 50% of average consolidated retained earnings for the previous four quarters. In June 2000, the SEC issued an order that allows Entergy's EWG and FUCO investments to increase from 50% to 100% of Entergy's average consolidated retained earnings. As of December 31, 2000 Entergy's investments under this rule totaled $770 million constituting 25% of its average consolidated retained earnings.

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

Business Combination with FPL Group

     On July 30, 2000, Entergy Corporation and FPL Group entered into a Merger Agreement providing for a business combination that will result in the creation of a new company. Each outstanding share of FPL Group common stock will be converted into one share of the new company's common stock, and each outstanding share of Entergy Corporation common stock will be converted into 0.585 of a share of the new company's common stock. It is expected that FPL Group's shareholders will own approximately 57% of the common equity of the new company and Entergy's shareholders will own approximately 43%. The initial board of directors of the new company will consist of eight directors designated by FPL Group and seven directors designated by Entergy. The new company will be given a new name that will be agreed upon between the Boards of Directors of FPL and Entergy prior to the consummation of the Merger. The new company will maintain its principal corporate offices and headquarters in Juno Beach, Florida, and will maintain its utility headquarters in New Orleans, Louisiana. The Merger Agreement generally allows Entergy to continue business in the ordinary course consistent with past practice and contains certain restrictions on Entergy's capital activities, including restrictions on the issuance of securities, capital expenditures, dispositions, incurrence or guarantee of indebtedness, and trading or marketing of energy. Entergy generally will be permitted to take actions pursuant to restructuring legislation in the domestic utility companies' jurisdictions of operation and to reorganize its transmission business. Under certain circumstances, if the Merger Agreement is terminated, a termination fee of $215 million may be payable by one of the parties. The Merger Agreement may be terminated if the Merger is not consummated by April 30, 2002, unless automatically extended until October 30, 2002 under certain circumstances. Both the FPL Group and Entergy Boards of Directors unanimously approved the Merger, and the shareholders of Entergy Corporation and FPL Group have approved the Merger. The Merger is conditioned upon, among other things, the receipt of required regulatory approvals of various local, state, and federal regulatory agencies and commissions, including the SEC and FERC. Entergy has filed for approval of the Merger in all of its state and local regulatory jurisdictions (Arkansas, Louisiana, Mississippi, Texas, and New Orleans), and at FERC, the SEC, and the NRC. In their filing with the SEC, Entergy and FPL Group requested to remain in existence as intermediate holding companies after the Merger is consummated. The objective of Entergy and FPL Group is to consummate the Merger by late 2001.

     In September 2000, Entergy and FPL Group announced plans to form a joint venture between FPL Energy and Entergy Wholesale Operations. Entergy and FPL Group management subsequently decided not to form a separate joint venture in advance of the Merger.

Selected Data

      Selected domestic utility customers and sales data for 2000 are summarized in the following tables:

                                                                           Customers as of
                                                                          December 31, 2000
                      Area Served                                          Electric    Gas
                                                                            (In Thousands)
Entergy Arkansas      Portions of Arkansas and Tennessee                       643       -
Entergy Gulf States   Portions of Texas and Louisiana                          681      89
Entergy Louisiana     Portions of Louisiana                                    641       -
Entergy Mississippi   Portions of Mississippi                                  401       -
Entergy New Orleans   City of New Orleans, except Algiers, which
                        is provided electric service by Entergy Louisiana      190     150
                                                                             -----     ---
     Total customers                                                         2,556     239
                                                                             =====     ===


       2000 - Selected Domestic Utility Electric Energy Sales Data



                        Entergy     Entergy     Entergy      Entergy       Entergy     System
                        Arkansas  Gulf States  Louisiana   Mississippi   New Orleans   Energy    Entergy (a)
                        (In GWH)
  Electric Department:
    Sales to retail
     customers            19,333       35,475      29,680       12,847         5,880          -      103,216
    Sales for resale:
       Affiliates          6,513        1,381         228        1,276           570      9,621            -
       Others              5,537        3,248         554          313           141          -        9,794
                          ----------------------------------------------------------------------------------
          Total           31,383       40,104      30,462       14,436         6,591      9,621      113,010
                          ==================================================================================
Average use per
  residential customer
  (KWH)                   12,449       15,861      15,436       14,629        12,784          -       14,484
                          ==================================================================================


(a) Includes the effect of intercompany eliminations.

                 2000 - Selected Natural Gas Sales Data

      Entergy New Orleans and Entergy Gulf States sold 16,058,022 and 6,472,529 MCF, respectively, of natural gas to retail customers in 2000. For the years ended December 31, 2000, 1999, and 1998, revenues from natural gas operations were not material for Entergy Gulf States.
Entergy New Orleans' products and services are discussed below in "BUSINESS SEGMENTS".

      Refer to "SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON OF ENTERGY CORPORATION AND SUBSIDIARIES, ENTERGY ARKANSAS, ENTERGY GULF STATES, ENTERGY LOUISIANA, ENTERGY MISSISSIPPI, ENTERGY NEW ORLEANS, and SYSTEM ENERGY" which follow each company's financial statements in this report, for further information with respect to operating statistics.

Employees

     As of December 31, 2000, Entergy had 14,100 employees as follows:

            Full-time:
              Entergy Corporation                       -
              Entergy Arkansas                      1,570
              Entergy Gulf States                   1,639
              Entergy Louisiana                       932
              Entergy Mississippi                     889
              Entergy New Orleans                     381
              System Energy                             -
              Entergy Operations                    3,276
              Entergy Services                      2,475
              Entergy Nuclear Operations            1,609
              Other subsidiaries                    1,113
                                                   ------
                   Total Full-time                 13,884
              Part-time                               216
                                                   ------
                   Total Entergy                   14,100
                                                   ======

      Approximately 4,560 employees are represented by the International Brotherhood of Electrical Workers Union (IBEW), the Utility Workers Union of America (UWUA), and the International Brotherhood of Teamsters Union
(IBT). In 2000, both Entergy Arkansas and Entergy Mississippi reached new agreements with IBEW.

Industry Restructuring and Competition

      As a result of the actions of federal legislative and regulatory bodies over the period of approximately the past twenty years, wholesale markets have developed in which electricity, gas, and other energy related products and services are purchased and sold at market-based (rather than traditional cost-based) rates. These wholesale markets are continuing to grow and evolve. This evolution has changed the ways in which public utilities conduct their business and has changed the nature of the participants in these wholesale markets, which now include not only public utilities but also power marketers and traders, other energy commodity marketers and traders, wholesale generators of electricity, and a wide range of wholesale customers.

      Major changes in the retail utility business are now occurring in some parts of the United States, including some states in which Entergy's domestic utility companies operate. Both Texas and Arkansas adopted legislation in 1999 aimed at separating ("unbundling") traditionally integrated public utilities into distinct distribution, transmission, generation, and various types of retail marketing businesses, and aimed at introducing competition into the generation component of utility service. The Texas legislation provides for retail open access by January 1, 2002. In Arkansas, retail open access has been delayed by law so that it begins no sooner than October 2003 and no later than October 2005. This delay is intended to allow further development of the wholesale generation market, including the completion of several independent generation projects within the state. Other jurisdictions in which the domestic utility companies operate have not enacted retail competition and utility unbundling legislation. Further changes in restructuring in Entergy's service territories, including the timing of implementation of restructuring and competition, may result from the effects of the developments in the California power supply markets.

      Changes in the wholesale and retail electricity markets in the Entergy system will take place over a number of years, and regulators and legislators in different jurisdictions have not coordinated these changes. In some cases, actions by one jurisdiction may conflict with actions by another, creating potentially incompatible obligations for public utilities and holding companies, including the Entergy system. Examples include:

     o the LPSC's docket relating to the changes in corporate structure of Entergy Gulf States as a result of complying with the Texas restructuring law and its potential impact on Louisiana retail ratepayers (described more fully in Note 2 to the financial statements); and
     o System Agreement restructuring issues (described more fully in "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - SIGNIFICANT FACTORS AND KNOWN TRENDS - Federal Regulatory and Legislative Activity - Proposed System Agreement Amendments").

It is too early to accurately predict how incompatible obligations will be resolved or the effects of the changes that are taking place in the wholesale and retail energy markets. However, these changes will result in fundamental alterations in the way traditional integrated utilities and holding company systems, like Entergy and its domestic utility companies, conduct their business. Some of these alterations will be positive for Entergy and its affiliates, while others will not be.

      These changes are resulting in increased costs associated with utility unbundling and transitioning to new organizational structures and ways of conducting business. It is possible that the new organizational structures that will be required will result in lost economies of scale, less beneficial cost sharing arrangements within utility holding company systems, and, in some cases, greater difficulty and cost in accessing capital. Furthermore, these changes could result in early refinancing of debt, the reorganization of debt, or other obligations between newly-formed companies. Ultimately, capital structures may result that initially are more complex than the existing capital structures of the domestic utility companies.

     Utilities, including the domestic utility companies, may be required or encouraged to sell generating plants or interests therein, or the output from such plants. FERC set December 15, 2001 as the date by which all owners and operators of transmission lines should sell or turn over operating and management responsibility for their transmission systems to independent parties. Entergy has responded to FERC by filing plans to transfer control of its transmission assets to a non-affiliated transmission company subject to control by a regional transmission organization. These changes will alter the historical structure from the operation of the domestic utility companies' electric generation and transmission assets as an integrated system supporting utility service throughout their combined service territories.

      As a potential result of restructuring, Entergy's domestic utility companies may no longer be able to apply regulated utility accounting principles to some or all of their operations, and they may be required to write off certain regulatory assets or recognize asset impairments.

      There are a number of other changes that may result from electric industry competition and unbundling, including but not limited to changes in labor relations, management and staffing, structure of operations, environmental compliance responsibility, and other aspects of the utility business.

      "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - SIGNIFICANT FACTORS AND KNOWN TRENDS" and Note 2 to the financial statements contain detailed discussions of the competitive challenges Entergy faces in the utility industry, including the status of the transition to a more
competitive  utility  business  environment  for  the  domestic   utility
companies.


                CAPITAL REQUIREMENTS AND FUTURE FINANCING

     For the years 2001 through 2003, Entergy plans to spend $8.2 billion in a capital investment plan focused on improving service at the domestic utility companies and growing the global power development and domestic non-utility nuclear businesses. It is estimated that $2.6 billion will be spent by the domestic utility companies, $3.6 billion by the global power development business, and $2.0 billion by the domestic non-utility nuclear business. The capital investment plan is subject to modification based on the ongoing effects of transition to competition planning, the ability to recover regulated utility costs in rates, and the proposed business combination with FPL Group. Additionally, the plan is contingent upon the ability to access the capital necessary to finance the planned expenditures, and significant borrowings may be necessary to implement these capital spending plans. Capital expenditures (including nuclear fuel but excluding AFUDC) for Entergy are estimated at $3.2 billion in 2001, $2.5 billion in 2002, and $2.6 billion in 2003. Included in these totals are estimated construction expenditures for the domestic utility companies and System Energy as follows:

                              2001    2002     2003    Total
                                       (In Millions)

       Entergy Arkansas        $297     $200    $205     $702
       Entergy Gulf States     $293     $216    $220     $729
       Entergy Louisiana       $222     $175    $168     $565
       Entergy Mississippi     $147     $128    $113     $388
       Entergy New Orleans      $53      $46     $48     $147
       System Energy            $41      $14     $12      $67

      The domestic utility companies will mainly focus their planned spending on distribution and transmission projects that will support continued reliability improvements and transitioning to a more competitive environment.

      The global power development business will mainly focus its planned spending on several merchant power plant projects either under construction or in the planning stages in the U.S. and Europe, including the purchase of gas turbines scheduled for delivery in 2001 through 2004 under an option to purchase obtained from GE Power Systems.

     The domestic non-utility nuclear business will mainly focus its planned spending on the acquisition of U.S. nuclear power plants from other utilities, including the anticipated purchase in 2001, pending regulatory approvals, of IP2.

     Entergy Corporation's primary capital requirements are to invest periodically in, or make loans to, its subsidiaries and to invest in new enterprises. In February 2001, Entergy Corporation made a cash contribution consisting of equity investment and loans of approximately $414 million in the formation of Entergy-Koch, L.P. Entergy Corporation also requires capital for its stock repurchase plans. In addition to meeting capital expenditure requirements, Entergy must meet scheduled long-term debt and preferred stock maturities and cash sinking fund requirements. Actual capital expenditures may vary from the estimates given for a number of reasons, including changes in load growth estimates; environmental regulations; labor, equipment, materials, and capital costs; modifications to generating units to meet regulatory requirements; the transition to competition; and the proposed business combination with FPL Group.

     Management more thoroughly discusses Entergy's capital investment and common stock repurchase plans, financing requirements, Entergy Corporation credit support requirements, and its sources and uses of capital in "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - LIQUIDITY AND CAPITAL RESOURCES" and Notes 4, 5, 6, 7, 9, and 10 to the financial statements.

Certain Grand Gulf-related Financial and Support Agreements

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

Wholesale Rate Matters

System Energy

      As described above under "CAPITAL REQUIREMENTS AND FUTURE FINANCING
- Certain Grand Gulf-related Financial and Support Agreements," System Energy recovers costs related to its interest in Grand Gulf 1 through rates charged to Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans for capacity and energy under the Unit Power Sales Agreement.

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

     The LPSC and the Council commenced a proceeding at FERC in April 2000 that requests revisions to the System Agreement that the LPSC and the Council allege are necessary to accommodate the introduction of retail competition in Texas and Arkansas. In June 2000, Entergy's domestic utility companies filed proposed amendments to the System
Agreement   with  FERC  to  facilitate  the  implementation   of   retail
competition   in  Arkansas  and  Texas  and  to  provide  for   continued
equalization of costs among the domestic utilities in Louisiana and Mississippi. The LPSC and the Council's complaint and Entergy's proposed amendments are more thoroughly discussed in "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - SIGNIFICANT FACTORS AND KNOWN TRENDS". These proceedings have been consolidated with a previous complaint filed with FERC by the LPSC in 1995. In that complaint, the LPSC requested, among other things, modification of the System Agreement to exclude curtailable load from the cost allocation determination. Hearings in these proceedings have been scheduled for March 2001, with an initial ALJ decision expected by June 2001. Entergy requested a final decision from FERC by October 2001, however, neither the timing, nor the ultimate outcome, of the proceeding can be predicted at this time.

Open Access Transmission (Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans)

      FERC issued Order 2000 in December 1999, which calls for owners and operators of transmission lines in the United States to join regional transmission organizations (RTOs) on a voluntary basis. Order 2000 requires that RTOs commence independent operations no later than December 15, 2001.

      It appears that FERC will be flexible regarding the structure of RTOs. For example, it appears that RTOs may be for-profit or not-for-
profit and may be organized as joint ventures or legal entities of various other types. However, RTOs will be required, among other things, to be independent of market participants, to have sufficient regional scope to maintain reliability and efficiency, to be non-discriminatory in granting service, and to maintain operational control over their regional transmission systems.

      In October 2000, in compliance with Order 2000, Entergy made a filing with FERC that requested:

     o authorization to establish an RTO referred to as Transco;
     o authorization to transfer the domestic utility companies' transmission assets to the Transco; and
     o a determination that the partnership arrangement with the Southwest Power Pool (SPP) that the Transco proposes to operate in would qualify as an independent RTO. The partnership arrangement provides for operations under the oversight of, and within, the SPP RTO.

The amounts of the domestic utility companies' net transmission utility plant assets recorded in their financial statements are provided in Note 1 to the financial statements under the heading "Utility Plant."

     The  proposed  Transco  will be a limited  liability  company.   The
managing member of the Transco will be a separate corporation with a board of directors independent of Entergy. The Transco will be:

     o regulated by FERC;
     o composed of the transmission system transferred to it by the domestic utility companies and other transmission owners in Entergy's current service territory region;
     o operated and maintained by employees who would work exclusively for the Transco and would not be employed by Entergy or the domestic utility companies; and
     o passively owned by the domestic utility companies and other member companies who will transfer assets but not control or otherwise direct its operation and management.

     Entergy filed in December 2000 for FERC approval of the rates for transmission service across Transco's facilities. Included in this rate filing is a request to cancel Service Schedule MSS-2, the portion of the System Agreement related to equalization of certain transmission costs. In March 2001, Entergy, Entergy Services, and the domestic utility companies requested SEC approval under PUHCA of certain elements of the Transco plan. The domestic utility companies have also made filings with their local regulators for Transco approval. Under its planned timeline, Entergy expects to have the necessary regulatory approvals by the third quarter of 2001, with the transmission asset transfers occurring before Transco commences independent operations in December 2001. In the event that some or all of these transmission assets cannot be transferred to the Transco by December 2001, operational control of these assets will move to an intermediate entity as of that date.

Retail Rate Regulation

General (Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans)

      Certain costs related to Grand Gulf 1, Waterford 3, and River Bend were phased into retail rates over a period of years in order to avoid the "rate shock" associated with increasing rates to reflect all such costs at once. Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and the portion of Entergy Gulf States regulated by the LPSC have fully recovered such deferred costs associated with one or more of the plants. Entergy New Orleans' phase-in plan will be completed in 2001.

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

Fuel Recovery

      Entergy Arkansas' rate schedules include an energy cost recovery rider to recover fuel and purchased energy costs in monthly bills. The rider utilizes projected energy costs for the twelve month period commencing on April 1 of each year to develop an energy cost rate, which is redetermined annually and includes a true-up adjustment reflecting the over-recovery or under-recovery, including carrying charges, of the energy cost for the prior calendar year.

Rate Freeze

     In December 1997, the APSC approved a settlement agreement resolving Entergy Arkansas' transition to competition case. One provision in that settlement was that base rates would remain at the level resulting from that case until at least July 1, 2001. The terms of the settlement agreement are discussed in Note 2 to the financial statements.

Entergy Gulf States

Retail Rate Proceedings

      Entergy Gulf States' material retail rate proceedings that were resolved during the past year, are currently pending, or affect current year results are discussed in Note 2 to the financial statements. In addition, the 1999 settlement agreement that resolved Entergy Gulf States' 1996 and 1998 rate proceedings, which is currently under appeal, and various other matters are discussed in Note 2 to the financial statements.

Texas Jurisdiction - River Bend

     In March 1998, the PUCT issued an order disallowing recovery of $1.4 billion of company-wide abeyed River Bend plant costs which have been held in abeyance since 1988. Entergy Gulf States has appealed the PUCT's decision on this matter to a Texas District Court. The 1999 settlement agreement mentioned above addresses the treatment of abeyed plant costs, and, as a result, Entergy Gulf States removed the reserve for these costs and reduced the plant asset in 1999. Based on advice of counsel, management believes that it is probable that the matter will be remanded again to the PUCT for a further ruling on the prudence of the abeyed plant costs and it is reasonably possible that some portion of these costs will be added to the net book value of the River Bend plant for regulatory purposes. The abeyed plant costs are discussed in more detail in Note 2 to the financial statements.

Fuel Recovery

      Entergy Gulf States' Texas rate schedules include a fixed fuel factor to recover fuel and purchased power costs, including carrying charges, not recovered in base rates. The 1999 settlement agreement mentioned above established a methodology for semi-annual revisions of the fixed fuel factor in March and September based on the market price of natural gas. This agreement is effective through December 2001 or until otherwise ordered by the PUCT. To the extent actual costs vary from the fixed fuel factor, refunds or surcharges are required or permitted. Fuel costs are also subject to reconciliation proceedings. In connection with the implementation of restructuring in Texas, Entergy Gulf States anticipates that it will file a final fuel reconciliation in March 2003 for the period ending December 31, 2001. Beginning in January 2002, which is the scheduled start of retail open access in Texas, fuel and purchased power cost recovery will be subject to the PUCT's rule governing the price that Entergy Gulf States' affiliated retail electric provider may charge residential and commercial customers, as discussed in more detail in Note 2 to the financial statements.

      Entergy Gulf States' Louisiana electric rate schedules include a fuel adjustment clause designed to recover the cost of fuel and purchased power costs in the second prior month, adjusted by a surcharge or credit for deferred fuel expense and related carrying charges arising from the monthly reconciliation of actual fuel costs incurred with fuel revenues billed to customers. The LPSC and the PUCT fuel cost reviews that were resolved during the past year or are currently pending are discussed in
Note 2 to the financial statements. In July 2000, the LPSC issued an order requiring Entergy Gulf States to realign approximately $2.4 million of certain Louisiana fuel costs from the fuel adjustment clause to base rates.

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

Recovery of Grand Gulf 1 Costs

      In a series of LPSC orders, court decisions, and agreements from late 1985 to mid-1988, Entergy Louisiana was granted rate relief with respect to costs associated with Entergy Louisiana's share of capacity and energy from Grand Gulf 1, subject to certain terms and conditions. In November 1988, Entergy Louisiana agreed to retain 18% of its share of Grand Gulf 1 costs and recover the remaining 82% of its share through rates. Under the Unit Power Sales Agreement, Entergy Louisiana's share of Grand Gulf 1 costs is 14%. Non-fuel operation and maintenance costs for Grand Gulf 1 are recovered through Entergy Louisiana's base rates. Additionally, Entergy Louisiana is allowed to recover, through the fuel adjustment clause, 4.6 cents per KWH for the energy related to its retained portion of these costs. Alternatively, Entergy Louisiana may sell such energy to nonaffiliated parties at prices above the fuel adjustment clause recovery amount, subject to the LPSC's approval.

Performance-Based Formula Rate Plan

      Entergy Louisiana files a performance-based formula rate plan by April 15 of each year that compares the annual rate of return on common equity (ROE) with a benchmark ROE. The benchmark ROE determined under the formula rate plan includes the current approved ROE adjusted for a customer satisfaction performance measure. The formula rate plan allows for periodic adjustments in retail rates if the annually determined ROE is outside an allowed range of the benchmark ROE. The performance-based formula rate plan will end in 2001 after the filing for the 2000 test year unless a continuance is ordered. Entergy Louisiana's performance-based formula rate plan filings are discussed in Note 2 to the financial statements.

Fuel Recovery

      Entergy Louisiana's rate schedules include a fuel adjustment clause designed to recover the cost of fuel in the second prior month, adjusted by a surcharge or credit for deferred fuel expense and related carrying charges arising from the monthly reconciliation of actual fuel costs incurred with fuel cost revenues billed to customers.

Entergy Mississippi

Retail Rate Proceedings

      Entergy Mississippi's material retail rate proceedings that were resolved during the past year, are currently pending, or affect current year results are discussed in Note 2 to the financial statements.

Performance-Based Formula Rate Plan

      Entergy Mississippi files a performance-based formula rate plan every 12 months that compares the annual earned rate of return to and adjusts it against a benchmark rate of return. The benchmark is calculated under a separate formula within the formula rate plan. The formula rate plan allows for periodic small adjustments in rates based on a comparison of actual earned returns to benchmark returns and upon certain performance factors. The formula rate plan filing for the 1999 test year is discussed in Note 2 to the financial statements. The formula rate plan filing for the 2000 test year will be submitted in March 2001.

Fuel Recovery

     Entergy Mississippi's rate schedules include an energy cost recovery rider to recover fuel and purchased energy costs. In December 2000, the MPSC approved the recovery of $136.7 million of under-recoveries, plus carrying charges, over a 24-month period effective with the first billing cycle of January 2001. Effective with January 2001 billings, the rider utilizes projected energy costs filed quarterly by Entergy Mississippi to develop an energy cost rate. The energy cost rate is redetermined each calendar quarter and includes a true-up adjustment reflecting the over-recovery or under-recovery of the energy cost as of the second quarter preceding the redetermination.

Entergy New Orleans

Retail Rate Proceedings

      Entergy New Orleans' material retail rate proceedings that were resolved during the past year, are currently pending, or affect current year results are discussed in Note 2 to the financial statements.

Recovery of Grand Gulf 1 Costs

     Under Entergy New Orleans' various rate settlements with the Council in 1986, 1988, and 1991, Entergy New Orleans agreed to absorb and not recover from ratepayers a total of $96.2 million of its Grand Gulf 1 costs. Entergy New Orleans was permitted to implement annual rate increases in decreasing amounts each year through 1995, and to defer certain costs and related carrying charges for recovery on a schedule extending from 1991 through 2001. As of December 31, 2000, the uncollected  balance  of  Entergy New Orleans'  deferred  costs  was  $11 million.

Fuel Recovery

      Entergy New Orleans' electric rate schedules include a fuel adjustment clause designed to recover the cost of fuel in the second prior month, adjusted by a surcharge or credit for deferred fuel expense arising from the monthly reconciliation of actual fuel costs incurred with fuel cost revenues billed to customers. The adjustment also includes the difference between non-fuel Grand Gulf 1 costs paid by Entergy New Orleans and the estimate of such costs, which are included in base rates, as provided in Entergy New Orleans' Grand Gulf 1 rate settlements. Entergy New Orleans' gas rate schedules include an adjustment to reflect estimated gas costs for the billing month, adjusted by a surcharge or credit similar to that included in the electric fuel adjustment clause, in addition to carrying charges. The Council is currently studying Entergy New Orleans' fuel adjustment methodologies, with the intention of considering means of mitigating the effect on ratepayers of sudden increases in fuel costs. The resolution commencing the study notes that the Council does not intend to deny Entergy New Orleans full recovery of its prudently incurred fuel and purchased power costs.

Regulation

Federal Regulation (Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

PUHCA

     Entergy Corporation and its various direct and indirect subsidiaries are subject to the broad regulatory provisions of PUHCA, with the exception of its EWG and FUCO subsidiaries. Except with respect to investments in EWGs and FUCOs, the principal regulatory provisions of
PUHCA:

     o limit the operations of a registered holding company system to a single, integrated public utility system, plus certain ancillary and related systems and businesses;
     o regulate certain transactions among affiliates within a holding company system;
     o govern the issuance, acquisition, and disposition of securities and assets by registered holding companies and their subsidiaries;
     o limit the entry by registered holding companies and their subsidiaries into businesses other than electric and/or gas utility businesses; and
     o require SEC approval for certain utility mergers and acquisitions, including Entergy's proposed merger with FPL Group.

      Entergy Corporation and other electric utility holding companies have supported legislation in the United States Congress to repeal PUHCA and transfer certain aspects of the oversight of public utility holding companies from the SEC to FERC. Entergy believes that PUHCA inhibits its ability to compete in the evolving electric energy marketplace and largely duplicates the oversight activities otherwise performed by FERC and other federal regulators and by state and local regulators. In June 1995, the SEC adopted a report proposing options for the repeal or significant modification of PUHCA, but the U.S. Congress has not passed legislation pursuant to this report.

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

     Entergy Arkansas holds a FERC license for two hydroelectric projects totaling 70 MW of capacity that was renewed on July 2, 1980 and expires on February 28, 2003. In December 2000, Entergy Arkansas filed a license extension application with FERC for these two facilities.

Regulation of the Nuclear Power Industry (Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and System Energy)

Regulation of Nuclear Power

      Under the Atomic Energy Act of 1954 and the Energy Reorganization Act of 1974, the operation of nuclear plants is heavily regulated by the NRC, which has broad power to impose licensing and safety-related requirements. In the event of non-compliance, the NRC has the authority to impose fines or shut down a unit, or both, depending upon its assessment of the severity of the situation, until compliance is achieved. Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and System Energy, as owners of all or portions of ANO, River Bend, Waterford 3, and Grand Gulf 1, respectively, and Entergy Operations, as the licensee and operator of these units, are subject to the jurisdiction of the NRC. Additionally, Entergy's domestic non-utility nuclear business is subject to the NRC's jurisdiction as the owner and operator of Pilgrim, Indian Point 3 and FitzPatrick. Revised safety requirements promulgated by the NRC have, in the past, necessitated substantial capital expenditures at these nuclear plants, and additional expenditures could be required in the future.

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

Regulation of Low-Level Radioactive Waste

      The availability and cost of disposal facilities for low-level radioactive waste resulting from normal nuclear plant operations are subject to a number of uncertainties. Under the Low-Level Radioactive Waste Policy Act of 1980, as amended, each state is responsible for disposal of waste originating in that state, but states may participate in regional compacts to fulfill their responsibilities jointly. Arkansas and Louisiana participate in the Central Interstate Low-Level Radioactive Waste Compact (Central States Compact), and Mississippi participates in the Southeast Low-Level Radioactive Waste Compact (Southeast Compact). Both the Central States Compact and the Southeast Compact waste facility development projects are on hold and further development efforts are unknown at this time. Neither Massachusetts, where Pilgrim is located, nor New York, where Indian Point 3 and FitzPatrick are located, participates in any regional compact and efforts to fulfill their responsibilities have been minimal. Two licensed disposal sites are currently operating in the United States, but only one site, the Barnwell Disposal Facility (Barnwell) located in South Carolina, is open to out-of-
region  generators.   The  availability  of  Barnwell  provides  only   a
temporary solution for Entergy's low-level radioactive waste storage  and
does  not alleviate the need to develop new disposal capacity.   In  June
2000, the governor of South Carolina signed legislation forming a new low-
level  waste compact with the states of Connecticut and New Jersey.   The
compact will start restricting acceptance of out-of-region waste in 2002 and totally ban out-of-region waste by 2008.

      The Southeast Compact has filed sanctions against the host state of North Carolina and the process is currently on hold pending resolution of the sanctions action by the compact. In December 1998, the host state for the Central States Compact, Nebraska, denied the compact's license application. In December 1998, Entergy and two other utilities in the Central States Compact filed a lawsuit against the state of Nebraska seeking damages resulting from delays and a faulty license review process. Entergy Arkansas, Entergy Louisiana, and Entergy Gulf States, along with other waste generators, fund the development costs for new disposal facilities relating to the Central States Compact. Development costs to be incurred in the future are difficult to predict. The current schedules for the site development in both the Central States Compact and the Southeast Compact are undetermined at this time. Until long-term disposal facilities are established, Entergy will seek continued access to existing facilities. If such access is unavailable, Entergy will store low-level waste at its nuclear plant sites.

Regulation of Nuclear Plant Decommissioning

     Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and System Energy are recovering through electric rates the estimated decommissioning costs for ANO, River Bend, Waterford 3, and Grand Gulf 1, respectively. These amounts are deposited in trust funds which, together with the related earnings, can only be used for future decommissioning costs. Estimated decommissioning costs are periodically reviewed and updated to reflect inflation and changes in regulatory requirements and technology. Applications are periodically made to appropriate regulatory authorities to reflect, in rates, the changes in projected decommissioning costs. In conjunction with the Pilgrim acquisition, Entergy received Pilgrim's decommissioning trust fund. Based on cost estimates provided by an outside consultant, Entergy believes that
Pilgrim's decommissioning fund will be adequate to cover future decommissioning costs for the plant without any additional deposits to the trust. Subject to decommissioning service agreements between Entergy and NYPA, NYPA retains the decommissioning liability and trusts relating to Indian Point 3 and FitzPatrick up to a specified amount. Entergy believes that the amounts that will be available from the trusts will be sufficient to cover the future decommissioning costs of Indian Point 3 and FitzPatrick without any additional contributions to the trusts. Additional information with respect to decommissioning costs for ANO, River Bend, Waterford 3, Grand Gulf 1, Pilgrim, Indian Point 3, and FitzPatrick is found in Note 9 to the financial statements.

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

Nuclear Insurance

      The Price-Anderson Act limits public liability for a single nuclear incident to approximately $9.5 billion. Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, System Energy, and Entergy's domestic non-utility nuclear business have protection with respect to this liability through a combination of private insurance and an industry assessment program, as well as insurance for property damage, costs of replacement power, and other risks relating to nuclear generating units. Insurance applicable to the nuclear programs of Entergy is discussed in Note 9 to the financial statements.

Nuclear Operations

General (Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and System Energy)

      Entergy Operations operates ANO, River Bend, Waterford 3, and Grand Gulf 1, subject to the owner oversight of Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and System Energy, respectively. Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and System Energy pay directly or reimburse Entergy Operations at cost for its operation of the nuclear units. Entergy's domestic non-utility nuclear business is the operator of Pilgrim, Indian Point 3 and FitzPatrick.

ANO Matters (Entergy Corporation and Entergy Arkansas)

      Cracks in steam generator tubes at ANO 2 were discovered and repaired during an outage in March 1992. Further inspections and repairs were conducted during subsequent refueling and mid-cycle outages and turbine modifications were installed in May 1997 to restore most of the output lost due to steam generator fouling and tube plugging. In October 1996, the Board authorized Entergy Arkansas and Entergy Operations to fabricate and install replacement steam generators at ANO 2. Entergy Operations thereafter entered into contracts for the design, fabrication, and installation of replacement steam generators. In December 1998, the APSC issued an order finding replacement of the ANO 2 steam generators to be in the public interest. The steam generators were replaced during a refueling outage in the second half of 2000. During the next scheduled outage, an examination of both generators is planned to evaluate their wear and to meet the requirements of industry guidelines for steam generator program integrity.

      In February 2000, Entergy Operations applied to the NRC for an extension of ANO 1's operating license. The current license expires in 2014, and, if granted, the extension would provide the authority to continue operating ANO 1 until 2034. Management expects the NRC consideration process to take two years.

      In December 2000, Entergy Operations applied to the NRC for an amendment to ANO 2's operating license that would allow for an increase in the reactor core power rating. If granted, this amendment will allow ANO 2 to increase its gross electrical output by approximately 90 MW. Entergy Operations has requested action by the NRC on the amendment by March 2002, to permit implementation of the uprate following ANO 2's next scheduled refueling outage.


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

      Entergy Gulf States is subject to the jurisdiction of the municipal authorities of a number of incorporated cities in Texas as to retail rates and service within their boundaries, with appellate jurisdiction over such matters residing in the PUCT. Entergy Gulf States' Texas business is also subject to regulation by the PUCT as to:

     o retail rates and service in rural areas;
     o certification of new transmission lines; and
     o extensions of service into new areas.

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

     Entergy New Orleans is subject to regulation by the Council as to the following:

     o utility service;
     o rates and charges;
     o standards of service;
     o depreciation, accounting, and issuance and sale of certain securities; and
     o other matters.

Franchises

      Entergy Arkansas holds exclusive franchises to provide electric service in approximately 304 incorporated cities and towns in Arkansas. These franchises are unlimited in duration and continue unless the municipalities purchase the utility property. In Arkansas, franchises are considered to be contracts and, therefore, are terminable upon breach of the terms of the franchise.

      Entergy Gulf States holds non-exclusive franchises, permits, or certificates of convenience and necessity to provide electric and gas service in approximately 55 incorporated municipalities in Louisiana and to provide electric service in approximately 63 incorporated municipalities in Texas. Entergy Gulf States typically is granted 50-year franchises in Texas and 60-year franchises in Louisiana. Entergy Gulf States' current electric franchises will expire during 2007 - 2036 in Texas and during 2015 - 2046 in Louisiana. The natural gas franchise in the City of Baton Rouge will expire in 2015. In addition, Entergy Gulf States holds a certificate of convenience and necessity from the PUCT to provide electric service to areas within 21 counties in eastern Texas. Retail open access is scheduled to begin in Entergy Gulf States' Texas service territory on January 1, 2002. Refer to "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - SIGNIFICANT FACTORS AND KNOWN TRENDS" and Note 2 to the financial statements for discussions of the transition to competition in Texas.

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

     Entergy New Orleans provides electric and gas service in the City of New Orleans pursuant to city ordinances (except for in Algiers, which is served by Entergy Louisiana). These ordinances contain a continuing option for the City of New Orleans to purchase Entergy New Orleans' electric and gas utility properties. A resolution to study the advantages for ratepayers that might result from an acquisition of these properties has been filed in a committee of the Council. The committee has deferred consideration of that resolution until May 2001. The full Council must approve the resolution to commence such a study before it can become effective.

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

     Under the current acid rain program, Entergy's subsidiaries will not require additional equipment to control SO2 or NOx. The Act provides SO2 allowances to most of the affected Entergy generating units for emissions based upon past emission levels and operating characteristics. Each allowance is an entitlement to emit one ton of SO2 per year. Under the Act, utilities are or will be required to possess allowances for SO2 emissions from affected generating units. All Entergy fossil-fueled generating units are classified as "Phase II" units under the Act and are subject to SO2 allowance requirements.

      Additional controls were recently implemented at certain Entergy Gulf States generating units to achieve NOx reductions due to the ozone non-attainment status of areas served in and around Beaumont and Houston, Texas. Texas environmental authorities imposed NOx controls on power plants that had to be in place by November 1999. To date, the cost of additional control equipment necessary to maintain this compliance is immaterial. In December 1999 and August 2000, Texas authorities proposed future control strategies for public comment that would affect the
Beaumont and Houston areas, respectively. The Texas authorities finalized regulations for the Beaumont area in April 2000. The analogous Houston area regulations were finalized in December 2000. The final strategies adopted by the state of Texas will cause Entergy Gulf States to incur additional costs for NOx controls through 2007. Entergy Gulf States has conducted studies to estimate the costs that would be incurred based on the proposed strategies. Pursuant to these studies, Entergy Gulf States' preliminary estimate is that compliance costs through 2003 in the Beaumont and Houston areas will be $37 million and $26 million respectively, and that these expenditures will be sufficient for the entire compliance period through 2007. Entergy commenced projects in 2000 to engineer, procure, and construct needed air pollution control facilities. Cost estimates will be refined as engineering design progresses based on the final adopted strategies approved by the EPA. Entergy believes the future control strategies in the ozone non-attainment regulations require emission limits that are more restrictive than those discussed below related to utility restructuring in Texas.

      As part of legislation passed in Texas in June 1999 to restructure the electric power industry in the state, certain generating units of Entergy Gulf States will be required to obtain operating permits and meet new, lower emission limits for NOx. It is expected that Entergy Gulf States will incur costs through 2003 to meet these new standards. The Texas portion of these costs and the costs associated with ozone non-attainment regulations are expected to be recoverable as stranded costs of environmental cleanup.

Oil Pollution Prevention and Response

     The EPA has issued a proposed rule on oil pollution prevention and response. This rule could affect Entergy's operation of its approximately 3,500 transmission and distribution electrical equipment installations that are potentially subject to this proposed rule. If the proposed rule is issued in the form expected by the industry, Entergy will be substantially in compliance with the rule. However, there is a possibility that the rule could be issued in a form that would require
Entergy to develop site-specific oil spill prevention and control countermeasure plans for the facilities subject to this rule. In addition, secondary containment could be required around the equipment in these facilities. Entergy participates in industry groups involved with the proposed rule and will be monitoring the development of the proposed rule. It is expected that the final rule will be issued in the first half of 2001.

Other Environmental Matters

       The Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (CERCLA), authorizes the EPA and, indirectly, the states, to mandate cleanup, or reimbursement of clean-up costs, by owners or operators of sites from which hazardous substances may be or have been released. Parties that generated or transported hazardous substances to these sites are also deemed liable by CERCLA. CERCLA has been interpreted to impose joint and several liability on responsible parties. The domestic utility companies have sent waste materials to various disposal sites over the years. In addition, environmental laws now regulate certain of the domestic utility companies' operating procedures and maintenance practices, which historically were not subject to regulation. Some of Entergy's disposal sites have been the subject of governmental action under CERCLA, resulting in site clean-up activities. The domestic utility companies have participated to various degrees in accordance with their respective potential liabilities in such site cleanups and have developed experience with clean-up costs. The affected domestic utility companies have established reserves for such environmental clean up and restoration activities.

Entergy Arkansas

      Entergy Arkansas entered into a Consent Administrative Order with the Arkansas Department of Environmental Quality (ADEQ) in which it agreed to conduct initial stabilization associated with contamination at the Utilities Services, Inc. Superfund site located near Rison, Arkansas. This site was never owned nor operated by any Entergy-affiliated company. This site was found to have soil contaminated by polychlorinated biphenyls (PCBs) and pentachlorophenol (a wood preservative). Containers and drums that contained PCBs and other hazardous substances were found at the site. Entergy Arkansas worked with the ADEQ to identify and notify other PRPs with respect to this site. Approximately twenty PRPs have been identified to date. In December 1999, Entergy Arkansas, along with several other PRPs, met with ADEQ representatives to discuss the cleanup of the site. The PRPs are being encouraged to undertake a voluntary cleanup and have begun discussions regarding the sharing of costs. Entergy Arkansas believes that its ultimate responsibility for this site will not materially exceed its existing cleanup provision of $5 million. Entergy has sent a letter of intent to the ADEQ to participate in the site characterization, and Entergy is waiting for a response from the ADEQ. As of December 31, 2000, Entergy Arkansas had incurred approximately $400,000 of these costs.

Entergy Gulf States

      Several class action and other suits have been filed in state and federal courts seeking relief from Entergy Gulf States and others for damages caused by the disposal of hazardous waste and for asbestos-related disease allegedly resulting from exposure on Entergy Gulf States' premises (see "Other Regulation and Litigation" below).

     In August 1999, Entergy Gulf States received notice from the Texas Natural Resource Conservation Commission (TNRCC) that it is considered to be a PRP for the Spector Salvage Yard in Orange, Texas. The Spector Salvage site operated from approximately 1944 until 1971. In addition to general salvage, the facility functioned as a repository for military surplus equipment and supplies purchased from military, industrial, and chemical facilities. Soil samples from the site indicate the presence of heavy metals and various organics, including PCBs. The TNRCC requested of all PRPs a submission of a good faith offer to fully fund or conduct a remedial investigation. Entergy Gulf States believes that there is insufficient basis for including the company as a PRP. If additional evidence that the company is a PRP were discovered, Entergy Gulf States would re-evaluate its position. Based on the size of the site, Entergy Gulf States expects that its future expenditures for investigation and clean-up should not exceed $250,000.

       Entergy Gulf States is currently involved in a remedial investigation of the Lake Charles Service Center site, located in Lake
Charles, Louisiana. A manufactured gas plant (MGP) is believed to have operated at this site from approximately 1916 to 1931. Coal tar, a by-product of the distillation process employed at MGPs, was apparently routed to a portion of the property for disposal. The same area has also been used as a landfill. In 1999, Entergy Gulf States signed a second Administrative Consent Order with the EPA to perform removal action at the site. Entergy Gulf States believes that its ultimate responsibility for this site will not materially exceed its existing clean-up provision of $16.8 million.

      Entergy Gulf States is currently involved in the second phase of an investigation of contamination of an MGP site, known as the Old Jennings Ice Plant, located in Jennings, Louisiana. The MGP is believed to have operated from approximately 1909 to 1926. The site is currently used for an electrical substation and storage of transmission and distribution equipment. In July 1996, a petroleum-like substance was discovered on the surface soil, and notification was made to the LDEQ. The LDEQ was aware of this site based upon a survey performed by an environmental consultant for the EPA. Entergy Gulf States obtained the services of an environmental consultant to collect core samples and to perform a search of historical records to determine what activities occurred at Jennings. Results of the core sampling, which found limited amounts of contamination on-site, were submitted to the LDEQ. A plan to determine a cost-effective remediation strategy will be developed and submitted to the LDEQ for review in 2001. Entergy does not expect that its ultimate financial responsibility with respect to this site will be material. The amount of its existing provision for cleanup is $250,000.

      In 1994, Entergy Gulf States performed a site assessment in conjunction with a construction project at the Louisiana Station
Generating Plant (Louisiana Station). In 1995, a further assessment confirmed subsurface soil and groundwater impact to three areas on the plant site. After further evaluation, a notification was made to the LDEQ. Remediation of Louisiana Station is expected to continue through 2001. The remediation cost incurred through December 31, 2000 for this site was $6.2 million. Future costs are not expected to exceed the existing provision of $1.3 million.

Entergy New Orleans

     Entergy New Orleans is planning a new substation on a parcel of land located adjacent to an existing substation, which is in close proximity to the former Market Street power plant. During pre-construction activities in January 2000, significant levels of lead were discovered in the soil at this site. Entergy New Orleans notified the LDEQ of the contamination. The contamination at this site was addressed using the LDEQ Risk/Evaluation Corrective Action Plan. The work has been completed and the final closure report is scheduled to be submitted in the first quarter of 2001. The cost of this remediation was approximately $1 million.

Entergy Louisiana and Entergy New Orleans

     The Southern Transformer shop located in New Orleans has served both Entergy Louisiana and Entergy New Orleans. This transformer shop is now being closed and an environmental assessment is being performed to determine what remediation may be necessary. Based on preliminary findings, Entergy Louisiana has reserved $150,000 for this project.

     From 1992 to 1994, Entergy Louisiana performed a site assessment and remedial activities at a retired power plant known as the Thibodaux municipal site, previously owned and operated by a Louisiana municipality. Entergy Louisiana purchased the power plant at this site as part of the acquisition of municipal electric systems. The site assessment indicated some subsurface contamination from fuel oil. Remediation of the Thibodaux site is expected to continue through 2001. The cost incurred through December 31, 2000 for the Thibodaux site was approximately $580,000. Future costs are not expected to exceed the existing provision of $240,000.

      During 1993, the LDEQ issued new rules for solid waste regulation, including regulation of wastewater impoundments. Entergy Louisiana and Entergy New Orleans have determined that certain of their power plant wastewater impoundments were affected by these regulations and chose to upgrade or close them. Completion of this work is pending LDEQ approval. LDEQ has issued notices of deficiencies for certain of these sites. As a result, a remaining recorded liability in the amount of $5.8 million for Entergy Louisiana and $0.5 million for Entergy New Orleans existed at December 31, 2000 for wastewater upgrades and closures. Management of Entergy Louisiana and Entergy New Orleans believes these reserves are adequate based on current estimates.

Other Regulation and Litigation

Entergy Corporation and Entergy Gulf States Merger

       Several parties, including Entergy Services, appealed FERC's approval of the merger between Entergy Corporation and Entergy Gulf States to the D.C. Circuit. Entergy Services sought review of FERC's deletion of a 40% cap on the amount of fuel savings Entergy Gulf States may be required to transfer to other domestic utility companies under a tracking mechanism designed to protect the other companies from certain unexpected increases in fuel costs. The other parties sought to overturn FERC's decisions on various grounds, including issues as to whether FERC appropriately conditioned the merger to protect various interested parties from alleged harm and FERC's reliance on Entergy's transmission tariff to mitigate any potential anti-competitive impacts of the merger. Management cannot predict the timing or outcome of this proceeding.

Employment Litigation (Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans)

       Entergy Corporation and the domestic utility companies are defendants in numerous lawsuits that have been filed by former employees alleging that they were wrongfully terminated and/or discriminated against on the basis of age, race, and/or sex. Entergy Corporation and the domestic utility companies are vigorously defending these suits and deny any liability to the plaintiffs. However, no assurance can be given as to the outcome of these cases, and at this time management cannot estimate the total amount of damages sought.

Asbestos and Hazardous Waste Suits  (Entergy Gulf States)

      Plaintiffs have filed numerous lawsuits in state and federal courts in Texas and Louisiana seeking relief from Entergy Gulf States as well as numerous other defendants for damages caused to the plaintiffs or others by the alleged exposure to hazardous waste and asbestos on the defendants' premises. The plaintiffs in some suits are also suing Entergy Gulf States and all other defendants on a conspiracy claim. It will not be known until discovery is complete how many of the plaintiffs in any of the foregoing cases actually worked on Entergy Gulf States' premises, nor can management, at this time, estimate the total amount of damages sought. Entergy Gulf States believes that the ultimate resolution of these matters will not be material, in the aggregate, to its financial position or results of operations.

Ratepayer Lawsuits (Entergy Corporation, Entergy Gulf States, Entergy Louisiana, and Entergy New Orleans)

Entergy Louisiana Fuel Clause Lawsuit

     In May 1998, a group of ratepayers filed a complaint against Entergy Corporation, Entergy Power, and Entergy Louisiana in state court in Orleans Parish purportedly on behalf of all Entergy Louisiana ratepayers. The plaintiffs seek treble damages for alleged injuries arising from alleged violations by the defendants of Louisiana's antitrust laws in connection with the costs included in fuel filings with the LPSC and passed through to ratepayers. Among other things, the plaintiffs allege that Entergy Louisiana improperly introduced certain costs into the calculation of the fuel charges, including high-cost electricity imprudently purchased from its affiliates and high-cost gas imprudently purchased from independent third party suppliers. In addition, plaintiffs seek to recover interest and attorneys' fees. Plaintiffs also requested that the LPSC initiate a review of Entergy Louisiana's monthly fuel adjustment charge filings and force restitution to ratepayers of all costs that the plaintiffs allege were improperly included in those fuel adjustment filings. A few parties have intervened in the LPSC proceeding. In direct testimony, plaintiffs purport to quantify many of their claims for the period 1989 through 1998 in an amount totaling $544 million, plus interest.

      Entergy Louisiana has reached an agreement in principle with the LPSC staff for the settlement of the matter before the LPSC and has executed a definitive agreement with the plaintiffs for the settlement of the matter before the LPSC and the state court. The LPSC approved the settlement agreement following a fairness hearing before an ALJ in November 2000. Plaintiffs have sought class certification and approval of the settlement by the state court, and a hearing on those issues is scheduled for April 2001.

      Under the terms of the settlement agreement, Entergy Louisiana agrees to refund to customers approximately $72 million to resolve all claims arising out of or relating to Entergy Louisiana's fuel adjustment clause filings from January 1, 1975 through December 31, 1999, except with respect to purchased power and associated costs included in the fuel adjustment clause filings for the period May 1 through September 30, 1999. Entergy Louisiana previously provided reserves for the refund. Under the terms of the settlement, Entergy Louisiana also consents to future fuel cost recovery under a long-term gas contract based on a formula that would likely result in an under-recovery of actual costs under that contract for the remainder of its term, which runs through 2013. The future under-recovery cannot be precisely estimated at this time because it will depend upon factors that are not certain, such as the price of gas and the amount of gas purchased under the long-term contract. In recent years, Entergy Louisiana has made purchases under that contract totaling from $91 million to $121 million annually. Had the proposed settlement terms been applicable to such purchases, the under-recoveries would have ranged from $4 million to $9 million per year.

Vidalia Project Sub-Docket

     Two of the intervenors in the proceeding discussed above, Marathon Oil Company and Louisiana Energy Users Group, requested that the LPSC review the prudence of a contract entered into by Entergy Louisiana to purchase energy generated by a hydroelectric facility known as the
Vidalia project through the year 2031. Note 9 to the financial statements contains further discussions of the obligations related to the Vidalia project. By orders entered by the LPSC in 1985 and 1990, the LPSC approved Entergy Louisiana's entry into the Vidalia contract and Entergy Louisiana's right to recover, through the fuel adjustment clause, the costs of power purchased thereunder. Additionally, the wholesale electric rates under the Vidalia power purchase contract were filed at FERC. In December 1999, the LPSC instituted a review of the following issues relating to the Vidalia project: (i) the LPSC's jurisdiction over the Vidalia project; (ii) Entergy Louisiana's management of the Vidalia contract, including opportunities to restructure or otherwise reform the contract; (iii) the appropriateness of Entergy Louisiana's recovery of 100% of the Vidalia contract costs from ratepayers; (iv) the appropriateness of the fuel adjustment clause as the method for recovering all or part of the Vidalia contract costs; (v) the appropriate regulatory treatment of the Vidalia contract in the event the LPSC approves implementation of retail competition; and (vi) Entergy Louisiana's communication of pertinent information to the LPSC regarding the Vidalia project and contract. Based on its review, the LPSC will determine whether it should disallow any of the costs of the Vidalia project included in the fuel adjustment clause.

      In March 2000, Entergy Louisiana filed testimony in this sub-docket asserting that the prudence of the Vidalia contract already has been approved by final orders of the LPSC and that recovery of all amounts paid by Entergy Louisiana related to the Vidalia project pursuant to the FERC-filed rate is appropriate. Direct testimony was filed by intervenor Marathon Oil Company in May 2000 and by the LPSC staff and intervenor Louisiana Energy Users Group in July 2000. In its testimony the LPSC staff alleges that Entergy Louisiana was imprudent for not declaring to the LPSC that the Vidalia project had become uneconomic and not threatening to block the Vidalia project's owners' July 30, 1990 request that the LPSC clarify the LPSC's 1985 order (approving the Entergy
Louisiana/Vidalia project power purchase agreement), unless the Vidalia project's owners' shared with Entergy Louisiana's ratepayers some portion of what the LPSC staff quantifies as approximately $90 million of tax consequences available to the project. The LPSC staff's testimony does not quantify how much of the potential tax savings Entergy Louisiana should have demanded in exchange for not attempting to block the Vidalia project's owners' request for clarification; however, that testimony does suggest various alternatives by which some portion of the $90 million, perhaps $45 million plus interest since 1990, could be returned to the ratepayers. The direct testimony of the intervenor Louisiana Energy Users Group alleges that Entergy Louisiana was imprudent for not attempting to block the Vidalia project's owners' July 30, 1990 request that the LPSC clarify the LPSC's 1985 order approving the Entergy Louisiana/Vidalia project power purchase agreement; however, that intervenor does not quantify the amount of damage alleged to have been caused by this alleged imprudence. The direct testimony of the intervenor Marathon Oil Company alleges with respect to Entergy Louisiana that imprudent Vidalia project costs should be disallowed and that Entergy Louisiana's customers should not be charged 100% of the Vidalia costs. It is anticipated that hearings in this sub-docket concerning the Vidalia contract will begin in April 2001.

Entergy New Orleans Fuel Clause Lawsuit

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

     Plaintiffs also filed this complaint with the Council in order to initiate a review by the Council of the plantiffs' allegations and to force restitution to ratepayers of all costs they allege were improperly and imprudently included in the fuel adjustment filings. Discovery has begun in the proceedings before the Council. In April 2000, testimony was filed on behalf of the plaintiffs in this proceeding. The testimony asserts, among other things, that Entergy New Orleans and other defendants have engaged in fuel procurement and power purchasing practices that could have resulted in New Orleans customers being overcharged by more than $59 million over a period of years. The testimony also challenges the implementation of the recovery methodology. However, it is not clear precisely what periods and damages are being alleged. Entergy intends to defend this matter vigorously, both in court and before the Council. The ultimate outcome of the lawsuit and the Council proceeding cannot be predicted at this time. Hearings are expected to begin in October 2001.

Entergy New Orleans Rate of Return Lawsuit

      In April 1998, a group of residential and business ratepayers filed a complaint against Entergy New Orleans in state court in Orleans Parish purportedly on behalf of all ratepayers in New Orleans. The plaintiffs allege that Entergy New Orleans overcharged ratepayers by at least $300 million since 1975 in violation of limits on Entergy New Orleans' rate of return that the plaintiffs allege were established by ordinances passed by the Council in 1922. The plaintiffs seek, among other things, (i) a declaratory judgment that such franchise ordinances have been violated; and (ii) a remand to the Council for the establishment of the amount of overcharges plus interest. Entergy New Orleans believes the lawsuit is without merit. Entergy New Orleans has charged only those rates authorized by the Council in accordance with applicable law. In May 2000, a court of appeal granted Entergy New Orleans' exception to jurisdiction in the case and dismissed the proceeding. The Louisiana Supreme Court denied the plaintiff's request for a writ of certiorari. The plaintiffs then commenced a similar proceeding before the Council. Management cannot predict the outcome of the proceeding before the Council.

Entergy Louisiana Formula Ratemaking Plan Lawsuit

     In May 1998, a group of ratepayers filed a complaint against Entergy Louisiana in state court in East Baton Rouge Parish purportedly on behalf of all Entergy Louisiana ratepayers. The plaintiffs allege that the formula ratemaking plan authorized by the LPSC has allowed Entergy Louisiana to earn amounts in excess of a fair return. The plaintiffs seek, among other things, (i) a declaratory judgment that the formula ratemaking plan is an improper ratemaking practice; and (ii) a refund of the amounts allegedly charged in excess of proper ratemaking practices. Entergy Louisiana believes the lawsuit is without merit and is vigorously defending itself. At this time, management cannot determine the amount of damages being sought.

July 1999 Power Outages Lawsuit

     In February 2000, a lawsuit was commenced in state court in Orleans Parish, Louisiana, against Entergy, Entergy Gulf States, Entergy Louisiana, and Entergy New Orleans relating to power outages that occurred in July 1999. The plaintiff, who purports to represent a class of similarly situated persons, claims unspecified damages as a result of these outages, which the plaintiff claims were the result of negligence on the part of the Entergy defendants. Plaintiffs have instituted a similar proceeding before the LPSC. The defendants will vigorously contest the plaintiff's allegations, which they believe do not support any liability to the plaintiff for damages. At this time, management cannot determine the amount of damages being sought.

Franchise Fee Litigation  (Entergy Corporation and Entergy Gulf States)

      In September 1998, the City of Nederland filed a petition against Entergy Gulf States and Entergy Services in state court in Jefferson County, Texas, purportedly on behalf of all Texas municipalities that have ordinances or agreements with Entergy Gulf States. The lawsuit alleges that Entergy Gulf States has been underpaying its franchise fees due to failure to properly calculate its gross receipts. The plaintiff seeks a judgment for the allegedly underpaid fees and punitive damages. Entergy Gulf States believes the lawsuit is without merit and is vigorously defending itself. The trial in this matter is scheduled to begin in December 2001. At this time, management cannot determine the amount of damages being sought.

Fiber  Optic  Cable Litigation  (Entergy Corporation, Entergy  Gulf
States)

      In May 1998, a group of property owners filed a petition against Entergy Corporation, Entergy Gulf States, Entergy Services, and ETHC in state court in Jefferson County, Texas purportedly on behalf of all property owners throughout the Entergy service area who have conveyed easements to the defendants. The lawsuit alleged that Entergy installed fiber optic cable across their property without obtaining appropriate easements. The plaintiffs sought actual damages for the use of the land and a share of the profits made through use of the fiber optic cables and punitive damages. The state court petition was dismissed, and the plaintiffs have commenced an identical lawsuit in the United States District Court in Beaumont, Texas. Entergy is vigorously defending itself in the lawsuit and believes that any damages suffered by the plaintiff landowners are negligible and that there is no basis for the claim seeking a share of profits. Recently both sides have filed motions for summary judgment. At this time, management cannot determine the amount of damages being sought.

Franchise Service Area Litigation  (Entergy Gulf States)

       In early 1998, Beaumont Power and Light Company (BP&L) unsuccessfully sought a franchise to provide electric service in the City of Beaumont, Texas, where Entergy Gulf States already holds a franchise. In November 1998, BP&L filed a request before the PUCT to obtain a certificate of convenience and necessity (CCN) for those portions of Jefferson County outside the boundaries of any municipality for which Entergy Gulf States provides retail electric service. BP&L's application contemplates using Entergy Gulf States' facilities in their provision of service. In Texas, utilities are required to obtain a CCN prior to providing retail electric service. Jefferson County is currently singly certificated to Entergy Gulf States. If BP&L's application is granted, BP&L would be able to provide retail service to Entergy Gulf States' customers in the area for which the certificate would apply. BP&L has amended its application to add a request for a CCN to provide retail electric service within the City of Beaumont. The amended application acknowledges that the Texas electric utility restructuring law requires BP&L to use its own facilities to connect to its customers if it is granted a CCN. In April 2000, the ALJ recommended denial of BP&L's application. In May 2000, the PUCT voted to remand the proceeding back to the ALJ to allow BP&L to provide further evidence. A pre-hearing conference has been scheduled for May 2001.

Hindusthan Development Corporation, Ltd.  (Entergy Corporation)

     In January 1999, Hindusthan Development Corporation (HDC) commenced an arbitration proceeding in India against Entergy Power Asia Ltd.
(EPAL), an indirect, wholly-owned subsidiary of Entergy Corporation. The arbitration is progressing under rules that have been adopted in both India and the United States. HDC alleges that EPAL did not fulfill its obligations under a Joint Development Agreement (JDA) to develop a 350 MW cogeneration plant to be built in Bina, India. HDC also alleges that EPAL wrongfully withdrew as lead developer. Entergy's management believes that HDC's allegations are without merit, and that each party to the JDA had an absolute right of withdrawal. HDC is seeking unspecified damages of $1.1 billion. EPAL is vigorously defending itself in the arbitration proceeding.

Ice Storm Litigation  (Entergy Corporation and Entergy Gulf States)

     In January 1997, a group of Entergy Gulf States customers in Texas filed a lawsuit against Entergy Corporation, Entergy Gulf States, and other Entergy subsidiaries in state court in Jefferson County, Texas purportedly on behalf of all Entergy Gulf States customers in Texas who sustained outages in a January 1997 ice storm. The lawsuit alleges that Entergy failed to properly maintain its electrical distribution system and respond to the ice storm. The district court certified the class in April 1999. In March 2000, an appellate court affirmed the district court's decision to certify the class. In response to Entergy's motion for rehearing, the appellate court reversed the district court, denied class certification, and remanded the case to the district court for proceedings consistent with its ruling. This ruling reduces Entergy's exposure in the lawsuit to an immaterial level. Entergy believes that the lawsuit is without merit, and will vigorously defend itself against the individual named plaintiffs.

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


     EARNINGS RATIOS OF DOMESTIC UTILITY COMPANIES AND SYSTEM ENERGY

      The domestic utility companies' and System Energy's ratios of earnings to fixed charges and ratios of earnings to combined fixed charges and preferred dividends pursuant to Item 503 of SEC Regulation S-K are as follows:

                              Ratios of Earnings to Fixed Charges
                                   Years Ended December 31,
                                2000   1999  1998   1997  1996

     Entergy Arkansas           3.01   2.08  2.63   2.54  2.93
     Entergy Gulf States        2.60   2.18  1.40   1.42  1.47
     Entergy Louisiana          3.33   3.48  3.18   2.74  3.16
     Entergy Mississippi        2.33   2.44  3.12   2.98  3.40
     Entergy New Orleans        2.66   3.00  2.65   2.70  3.51
     System Energy              2.41   1.90  2.52   2.31  2.21


                             Ratios of Earnings to Combined Fixed
                                Charges and Preferred Dividends
                                    Years Ended December 31,
                                2000   1999  1998   1997   1996

     Entergy Arkansas           2.70   1.80  2.28   2.24   2.44
     Entergy Gulf States(a)     2.39   1.86  1.20   1.23   1.19
     Entergy Louisiana          2.93   3.09  2.75   2.36   2.64
     Entergy Mississippi        2.09   2.18  2.80   2.69   2.95
     Entergy New Orleans        2.43   2.74  2.41   2.44   3.22

(a) "Preferred Dividends" in the case of Entergy Gulf States also include dividends on preference stock.


                            BUSINESS SEGMENTS

Entergy Corporation

      Entergy's business segments are discussed in Note 14 to the financial statements.

Entergy New Orleans

      As of December 31, 2000, Entergy New Orleans operating revenues and customer data were as follows:

                                Electric Operating     Natural Gas
                                      Revenue            Revenue

     Residential                        41%                 52%
     Commercial                         37%                 22%
     Industrial                          6%                 10%
     Governmental/Municipal             16%                 16%

     Number of Customers            190,000             150,000


Entergy Gulf States

      For the year ended December 31, 2000, 98% of Entergy Gulf States' operating revenue was derived from the electric utility business and 2% from the natural gas business.

Financial Information Relating to Products and Services

      Financial information relating to Entergy New Orleans' and Entergy Gulf States' products and services is presented in their respective financial statements.


                                PROPERTY

Generating Stations

Domestic Utility Companies and System Energy

      The total capability of the generating stations owned and leased by the domestic utility companies and System Energy as of December 31, 2000, by company and by fuel type, is indicated below:

                                       Owned and Leased Capability MW(1)
                                                                 Gas
                                                               Turbine
                                                                and
                                                               Internal
 Company                   Total      Fossil     Nuclear     Combustion      Hydro
 Entergy Arkansas          4,576       2,758       1,714             34         70
 Entergy Gulf States       6,625       5,685         940              -          -
 Entergy Louisiana         5,365       4,260       1,093             12          -
 Entergy Mississippi       2,926       2,919           -              7          -
    Entergy New Orleans      978         967           -             11          -
 System Energy             1,110           -       1,110              -          -
                          ------      ------       -----             --         --
   Total                  21,580      16,589       4,857             64         70
                          ======      ======       =====             ==         ==

 (1) "Owned and Leased Capability" is the dependable load carrying capability as demonstrated under actual operating conditions based on the primary fuel (assuming no curtailments) that each station was designed to utilize.

       Entergy's domestic utility business is subject to seasonal fluctuations, with the peak period occurring in the summer months. The 2000 peak demand of 22,052 MW occurred on August 30, 2000, which was an all-time high for the Entergy system. Entergy's load and capacity projections are reviewed periodically to assess the need and timing for additional generating capacity and interconnections in light of the availability of power, the location of new loads, and maximum economy to Entergy. Domestically, based on load and capability projections and bulk power availability, Entergy's domestic utility companies expect to meet the need for new generation resources by means other than construction of new base load generating capacity. Entergy's domestic utility companies expect to meet future capacity needs by, among other things, purchasing in the wholesale power market, including plans to contract for up to 3,000 MW of purchased power to meet the expected needs of the domestic utility companies in the summer of 2001. Entergy also reactivated several units in 1999 and 2000 that were in extended reserve shutdown to assist in serving customers during periods of peak demand.

      Under the terms of the System Agreement, generating capacity and other power resources are shared among the domestic utility companies. The System Agreement provides, among other things, that parties having generating reserves greater than their load requirements (long companies) shall receive payments from those parties having deficiencies in generating reserves (short companies). Such payments are at amounts sufficient to cover certain of the long companies' costs, including operating expenses, fixed charges on debt, dividend requirements on preferred and preference stock, and a fair rate of return on common equity investment. Under the System Agreement, these charges are based on costs associated with the long companies' steam electric generating units fueled by oil or gas. In addition, for all energy exchanged among the domestic utility companies under the System Agreement, the short companies are required to pay the cost of fuel consumed in generating such energy plus a charge to cover other associated costs. FERC proceedings relating to proposed amendments to the System Agreement are discussed more thoroughly in "RATE MATTERS AND REGULATION - Rate Matters
- Wholesale Rate Matters - System Agreement," above.

Global Power Development Business

     Entergy Power owns 665 MW of fossil-fueled capacity at the Ritchie 2 and Independence plants. In addition, Entergy's global power development business has completed construction of two combined cycle gas turbine merchant power plants in the UK. Saltend, a 1,200 MW plant located in northeast England, provides up to 120 tons/hr of steam and 100 MW of power to BP Chemical's nearby complex with the remaining electricity sold into the UK national power pool. Commercial operation commenced in November 2000. The second plant, an 800 MW facility known as Damhead Creek, is located in southeast England. Commercial operation commenced in 2001.

      Entergy's global power development business has begun construction of the Warren Power Project, a 300 MW combined-cycle gas turbine merchant power plant in Vicksburg, Mississippi. The construction costs are expected to be approximately $150 million. Management expects that commercial operation of the plant will begin in the summer of 2001.

Domestic Non-Utility Nuclear Business

      In November 2000, Entergy's domestic non-utility nuclear business purchased NYPA's 825 MW James A. FitzPatrick nuclear power plant located near Oswego, New York and NYPA's 980 MW Indian Point 3 nuclear power plant located in Westchester County, New York. Entergy's domestic non-utility nuclear business also owns the 670 MW Pilgrim Nuclear Station in Plymouth, Massachusetts.

Interconnections

      The electric generating facilities of Entergy's domestic utility companies consist principally of steam-electric production facilities. These generating units are interconnected by a transmission system operating at various voltages up to 500 KV. With the exception of a small portion of Entergy Mississippi's capacity, operating facilities or interests therein generally are owned or leased by the domestic utility company serving the area in which the generating facilities are located. All of these generating facilities are centrally dispatched and operated.

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

     The electric generating facilities of Entergy's domestic non-utility nuclear business consist of the Pilgrim nuclear production facility, the James A. FitzPatrick nuclear production facility, and the Indian Point 3 nuclear production facility. The Pilgrim nuclear production facility has firm total output power purchase agreements with Boston Edison and other utilities that expire at the end of 2004. The James A. FitzPatrick nuclear production facility has two long-term power purchase agreements with NYPA, one expiring at the end of 2003 and the other expiring at the end of 2004. The Indian Point 3 nuclear production facility has a long-term power purchase agreement with NYPA that expires at the end of 2004.

      The Pilgrim plant is dispatched as a part of the New England Power Pool (NEPOOL). The primary purpose of NEPOOL is to direct the operations of the major generation and transmission facilities in the New England region. The James A. FitzPatrick and Indian Point 3 plants are dispatched by the New York Independent System Operator (NYISO). The primary purpose of NYISO is to direct the operations of the major generation and transmission facilities in New York State.

Gas Property

      As of December 31, 2000, Entergy New Orleans distributed and transported natural gas for distribution solely within the limits of the City of New Orleans through a total of 1,459 miles of gas distribution mains and 41 miles of gas transmission pipelines.

      As of December 31, 2000, the gas properties of Entergy Gulf States, which are located in and around Baton Rouge, Louisiana, were not material to Entergy Gulf States' financial position.

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

      Substantially all of the physical properties and assets owned by Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and System Energy are subject to the liens of mortgages securing the first mortgage bonds of such company. The Lewis Creek generating station is owned by GSG&T, Inc., a subsidiary of Entergy Gulf States, and is not subject to the lien of the Entergy Gulf States mortgage securing the first mortgage bonds of Entergy Gulf States, but is leased to and operated by Entergy Gulf States. All of the debt outstanding under the original first mortgages of Entergy Mississippi and Entergy New Orleans has been retired and the original first mortgages were cancelled in 1999 and 1997, respectively. As a result, the general and refunding mortgages of Entergy Mississippi and Entergy New Orleans now each constitute a first mortgage lien on substantially all of the respective physical properties and assets of these two companies.


                               FUEL SUPPLY

      The sources of generation and average fuel cost per KWH for the domestic utility companies and System Energy for the years 1998-2000 were:

           Natural Gas    Fuel Oil     Nuclear Fuel      Coal
             %   Cents    %     Cents     %    Cents    %     Cents
            of    Per     of     Per     of     Per     of     Per
Year        Gen   KWH    Gen     KWH     Gen    KWH    Gen     KWH

2000         42   4.90    4      3.90     39     .56     15     1.51
1999         45   2.75    4      2.06     35     .54     16     1.59
1998         40   2.50    6      2.37     40     .53     14     1.67

      Actual 2000 and projected 2001 sources of generation for the domestic utility companies and System Energy are:

                       Natural Gas   Fuel Oil        Nuclear         Coal
                       2000  2001   2000  2001    2000     2001    2000  2001

Entergy Arkansas (a)    11%   5%      -     -      53%      43%     35%   51%
Entergy Gulf States     61%  62%      -     -      24%      21%     15%   17%
Entergy Louisiana       56%  55%     2%     -      42%      45%      -     -
Entergy Mississippi     42%  57%    31%    14%      -        -      27%   28%
Entergy New Orleans     94%  96%     6%     4%      -        -       -     -
System Energy            -    -      -      -     100%(b)  100%(b)   -     -
Total (a)               42%  37%     4%     1%     39%      37%     15%   24%

(a) Hydroelectric power provided an immaterial amount of generation at Entergy Arkansas in 2000 and is expected to provide an immaterial amount of generation in 2001.

(b) In addition to the nuclear capacity given above for the following companies, the Unit Power Sales Agreement allocates capacity and energy from System Energy's interest in Grand Gulf 1 as follows:
    Entergy  Arkansas - 36%; Entergy Louisiana - 14%; Entergy  Mississippi
    - 33%; and Entergy New Orleans - 17%.

Natural Gas

      The domestic utility companies have long-term firm and short-term interruptible gas contracts. Long-term firm contracts comprise less than 26% of the domestic utility companies' total requirements but can be called upon, if necessary, to satisfy a significant percentage of the domestic utility companies' needs. Short-term contracts and spot-market purchases satisfy additional gas requirements. Entergy Gulf States has a transportation service agreement with a gas supplier that provides flexible natural gas service to certain generating stations by using such supplier's pipeline and gas storage facility. Entergy's global power development business has entered into 15-year gas supply contracts at the project level to supply up to 100% of the gas requirements for the Saltend and Damhead Creek power plants located in the UK.

       Many factors, including wellhead deliverability, storage and pipeline capacity, and demand requirements of end users, influence the availability and price of natural gas supplies for power plants. Demand is tied to weather conditions as well as to the prices of other energy sources. Increased demand combined with decreased supply of natural gas caused a significant increase in the price of natural gas throughout 2000. Entergy's supplies of natural gas are expected to be adequate in 2001. However, pursuant to federal and state regulations, gas supplies to power plants may be interrupted during periods of shortage. To the extent natural gas supplies are disrupted or natural gas prices significantly increase, the domestic utility companies will use alternate fuels, such as oil, or rely to a larger extent on coal and nuclear generation.

Coal

     Entergy Arkansas has long-term contracts for low-sulfur Wyoming coal for White Bluff and Independence. These contracts, which expire in 2002 and 2011, respectively, provide for approximately 85% of Entergy Arkansas' expected annual coal requirements. Additional requirements are satisfied by spot market purchases. Entergy Gulf States has a contract for the supply of low-sulfur Wyoming coal for Nelson Unit 6, which should be sufficient to satisfy its fuel requirements for that unit through 2010 if all price re-openers are accepted. If both parties cannot agree upon a price, then the contract terminates. Effective April 1, 2000, Louisiana Generating LLC assumed Cajun's ownership interest in the Big Cajun 2 generating facilities and operates the plant. The management of Louisiana Generating LLC has advised Entergy Gulf States that it has executed coal supply and transportation contracts that should provide an adequate supply of coal for the operation of Big Cajun 2, Unit 3 for the foreseeable future.

      Entergy Arkansas has a long-term railroad transportation contract for the delivery of coal to both White Bluff and Independence. This contract will expire in the year 2011. Entergy Arkansas has settled its lawsuit against the railroad that claimed breach of contract by the railroad and requested termination of the contract.

      Entergy Gulf States has transportation requirements contracts with railroads to deliver coal to Nelson Unit 6 through December 31, 2004. Each of the two contracts governs the movement of approximately one-half of the plant's requirements and the base contract provides flexibility for shipping up to all of the plant's requirements.

Nuclear Fuel

     The nuclear fuel cycle involves the following:

     o mining and milling of uranium ore to produce a concentrate;
     o conversion of the concentrate to uranium hexafluoride gas;
     o enrichment of the hexafluoride gas;
     o fabrication of nuclear fuel assemblies for use in fueling nuclear reactors; and
     o disposal of spent fuel.

      System Fuels is responsible for contracts to acquire nuclear material to be used in fueling Entergy Arkansas', Entergy Louisiana's, and System Energy's nuclear units. System Fuels also maintains inventories of such materials during the various stages of processing. Each of these companies purchases enriched uranium hexafluoride from System Fuels, but contracts separately for the fabrication of its own nuclear fuel. The requirements for River Bend are pursuant to contracts made by Entergy Gulf States. The requirements for Pilgrim, FitzPatrick, and Indian Point 3 are pursuant to contracts made by Entergy's domestic non-utility nuclear business. Entergy Nuclear Fuels Company is responsible for contracts to acquire nuclear materials, except for fuel fabrication, for these non-utility nuclear plants.

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

Natural Gas Purchased for Resale

      Entergy New Orleans has several suppliers of natural gas. Its system is interconnected with three interstate and three intrastate pipelines. Entergy New Orleans' primary suppliers currently are Enron North America, Inc., an interstate gas marketer, Bridgeline Gas Distributors, and Pontchartrain Natural Gas via Louisiana Gas Services. Entergy New Orleans has a "no-notice" service gas purchase contract with Enron North America, Inc. which guarantees Entergy New Orleans gas
delivery  at  any point after the agreed gas volume has  been  met.   The
Enron North America, Inc. gas supply is transported to Entergy New Orleans pursuant to a transportation service agreement with Koch Gateway Pipeline Company (now known as Gulf South Pipeline). This service is subject to FERC-approved rates. Entergy New Orleans has firm contracts with its two intrastate suppliers and also makes interruptible spot market purchases. In recent years, natural gas deliveries to Entergy New Orleans have been subject primarily to weather-related curtailments. However, Entergy New Orleans experienced no such curtailments in 2000.

      As a result of the implementation of FERC-mandated interstate pipeline restructuring in 1993, curtailments of interstate gas supply could occur if Entergy New Orleans' suppliers failed to perform their obligations to deliver gas under their supply agreements. Gulf South Pipeline could curtail transportation capacity only in the event of pipeline system constraints. Based on the current supply of natural gas, and absent extreme weather-related curtailments, Entergy New Orleans does not anticipate any interruptions in natural gas deliveries to its customers.

      Entergy Gulf States purchases natural gas for resale under an agreement with Mid Louisiana Gas Company. Mid Louisiana Gas Company is not allowed to discontinue providing gas to Entergy Gulf States without obtaining FERC approval.

Research

      Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans are members of the Electric Power Research Institute (EPRI). EPRI conducts a broad range of research in major technical fields related to the electric utility industry. Entergy participates in various EPRI projects based on Entergy's needs and available resources. Entergy and its subsidiaries contributed approximately $5 million in 2000, $6 million in 1999, and $8 million in 1998 to EPRI and other research programs.

Item 2.   Properties

      Information regarding the properties of the registrants is included in Item 1. "Business - PROPERTY," in this report.

Item 3.   Legal Proceedings

     Details of the registrants' material rate proceedings, environmental regulation and proceedings, and other regulatory proceedings and litigation that are pending or those terminated in the fourth quarter of 2000 are discussed in Item 1. "Business - RATE MATTERS AND REGULATION," in this report.

Item 4.   Submission of Matters to a Vote of Security Holders

     A special meeting of stockholders of Entergy Corporation was held on December 15, 2000. The following matter was voted on and received the specified number of votes for, abstentions, votes withheld (against), and broker non-votes:

     Approval and adoption of the Agreement and Plan of Merger dated as of July 30, 2000, among FPL Group, Inc., Entergy, WCB Holding Corporation, Ranger Acquisition Corporation, a wholly owned subsidiary of WCB Holding that will merge into FPL Group, and Ring Acquisition Corporation, a wholly owned subsidiary of WCB Holding that will merge into Entergy: 171,904,096 votes for; 2,024,569 votes against; 910,276 abstentions; and broker non-votes are not applicable.

      During the fourth quarter of 2000, no matters were submitted to a vote of the security holders of Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, or System Energy.

         DIRECTORS AND EXECUTIVE OFFICERS OF ENTERGY CORPORATION

Directors

      Information required by this item concerning directors of Entergy Corporation is set forth under the heading "Proposal 1--Election of Directors" contained in the Proxy Statement of Entergy Corporation, (the "Proxy Statement"), to be filed in connection with its Annual Meeting of Stockholders to be held May 11, 2001, ("Annual Meeting"), and is incorporated herein by reference. Information required by this item concerning officers and directors of the remaining registrants is reported in Part III of this document.

Executive Officers

    Name          Age                Position                    Period
J. Wayne Leonard   50  Chief Executive Officer and Director       1999-Present
 (a)                    of Entergy Corporation
                       Director of Entergy Arkansas, Entergy      1998-1999
                        Gulf States, Entergy Louisiana,
                        Entergy Mississippi, Entergy New
                        Orleans, and System Energy
                       President and Chief Operating Officer      1998
                        of Entergy Corporation
                       Chief Operating Officer of Entergy         1998
                        Arkansas, Entergy Gulf States,
                        Entergy Louisiana, Entergy
                        Mississippi, and Entergy New Orleans
                       Vice Chairman of Entergy New Orleans       1998
                       President of Energy Commodities            1996-1998
                        Strategic Business Unit
                       President of Cinergy Capital &             1996-1998
                        Trading
                       Group Vice President and Chief             1994-1996
                        Financial Officer of Cinergy
                        Corporation

Donald C. Hintz    58  President of Entergy Corporation           1999-Present
 (a)                   Executive Vice President and Chief         1998
                        Nuclear Officer of Entergy Arkansas,
                        Entergy Gulf States, and Entergy
                        Louisiana
                       Group President and Chief Nuclear          1997-1998
                        Operating Officer of Entergy
                        Corporation, Entergy Arkansas,
                        Entergy Gulf States, and Entergy
                        Louisiana
                       Executive Vice President and Chief         1994-1997
                        Nuclear Officer of Entergy
                        Corporation
                       Executive Vice President - Nuclear of      1994-1997
                        Entergy Arkansas, Entergy Gulf
                        States, and Entergy Louisiana
                       Chief Executive Officer and President      1992-1998
                        of System Energy
                       Director of Entergy Gulf States            1993-Present
                       Director of Entergy Arkansas, Entergy      1992-Present
                        Louisiana, Entergy Mississippi, and
                        System Energy
                       Director of Entergy New Orleans            1999-Present

Jerry D. Jackson   56  Executive Vice President of Entergy        1999-Present
 (a)                    Corporation
                       Group President - Utility Operations       2000-Present
                        of Entergy Arkansas, Entergy Gulf
                        States, Entergy Louisiana, Entergy
                        Mississippi, and Entergy New Orleans
                       President and Chief Executive Officer      1999-2000
                        - Louisiana of Entergy Gulf States
                       President and Chief Executive Officer      1999-2000
                        of Entergy Louisiana
                       Chief Administrative Officer of            1997-1998
                        Entergy Corporation,  Entergy
                        Arkansas, Entergy Gulf States,
                        Entergy Louisiana, Entergy
                        Mississippi, and Entergy New Orleans
                       Executive Vice President - External        1995-1998
                        Affairs of Entergy Arkansas, Entergy
                        Gulf States, Entergy Louisiana,
                        Entergy Mississippi, and Entergy New
                        Orleans
                       Executive Vice President - External        1994-1998
                        Affairs of Entergy Corporation
                       Director of Entergy Gulf States            1994-Present
                       Director of Entergy Louisiana              1992-Present
                       Director of Entergy Arkansas, Entergy      2000-Present
                        Mississippi, and Entergy New Orleans      1992-1999

C. John Wilder     42  Executive Vice President and Chief         1998-Present
 (a)                    Financial Officer of Entergy
                        Corporation, Entergy Arkansas,
                        Entergy Gulf States, Entergy
                        Louisiana, Entergy Mississippi,
                        Entergy New Orleans, and System
                        Energy
                       Director of Entergy Arkansas, Entergy      1999-Present
                        Gulf States, Entergy Louisiana,
                        Entergy Mississippi, Entergy New
                        Orleans, and System Energy
                       Chief Executive Officer of Shell           1998
                        Capital Company
                       Assistant Treasurer of the Royal           1996-1998
                        Dutch/Shell Group
                       Director of Economics and Finance of       1995-1996
                        Shell Exploration and Production

Frank F. Gallaher  55  Senior Vice President, Generation,         1999-Present
 (a)                    Transmission and Energy Management
                        of Entergy Corporation
                       President, Fossil Operations and           2000-Present
                        Transmission of Entergy Arkansas,
                        Entergy Gulf States, Entergy
                        Louisiana, Entergy Mississippi, and
                        Entergy New Orleans
                       Senior Vice President, Generation,         1999-2000
                        Transmission and Energy Management
                        of Entergy Arkansas, Entergy Gulf
                        States, Entergy Louisiana, Entergy
                        Mississippi, and Entergy New Orleans
                       Executive Vice President and Chief         1998-1999
                        Utility Operating Officer for
                        Entergy Arkansas, Entergy Gulf
                        States, Entergy Louisiana, Entergy
                        Mississippi, and Entergy New Orleans
                       Group President and Chief Utility          1997-1999
                        Operating Officer of  Entergy
                        Corporation
                       Group President and Chief Utility          1997-1998
                        Operating Officer of Entergy
                        Arkansas, Entergy Gulf States,
                        Entergy Louisiana, Entergy
                        Mississippi, and Entergy New Orleans
                       Director of Entergy Arkansas, Entergy      1997-1999
                        Louisiana, and Entergy Mississippi
                       Executive Vice President of                1996-1997
                        Operations of  Entergy Corporation
                       President of Entergy Gulf States           1994-1996
                       Director of Entergy Gulf States            1993-1999
                       Executive Vice President of                1993-1997
                        Operations of Entergy Arkansas,
                        Entergy Louisiana, Entergy
                        Mississippi, and Entergy New Orleans

Richard J. Smith   49  Senior Vice President, Transition          2000-Present
 (a)                    Management of Entergy Corporation
                       President of Cinergy Resources, Inc.       1999
                       Vice President Energy Services             1999
                       Vice President of Finance Services         1996-1999
                        Business Unit
                       Executive Director, Budgets and            1989-1996
                        Forecasts of PSI Energy
                       General Manager, Budgets and               1989-1996
                        Forecasts of Cinergy

Michael G. Thompson 60 Senior Vice President and General          1992-Present
 (a)                    Counsel of Entergy Corporation
                       Senior Vice President,  General            1995-Present
                        Counsel, and Secretary of Entergy
                        Arkansas, Entergy Gulf States,
                        Entergy Louisiana, Entergy
                        Mississippi, and Entergy New Orleans
                       Secretary of Entergy Corporation           1994-Present

Horace S. Webb     60  Senior Vice President, External            2000-Present
 (a)                    Affairs of Entergy Corporation
                       Senior Vice President, External            1999-Present
                        Affairs of Entergy Services
                       Senior Vice President, Public Affairs      1992-1999
                        of Consolidated Edison Company

Joseph T. Henderson 43 Vice President and General Tax             1999-Present
 (a)                    Counsel of Entergy Corporation,
                        Entergy Arkansas, Entergy Gulf
                        States, Entergy Louisiana, Entergy
                        Mississippi, Entergy New Orleans,
                        and System Energy
                       Associate General Tax Counsel of           1998-1999
                        Shell Oil Company
                       Senior Tax Counsel of Shell Oil            1995-1998
                        Company

Nathan E. Langston 52  Vice President and Chief Accounting        1998-Present
 (a)                    Officer of Entergy Corporation,
                        Entergy Arkansas, Entergy Gulf
                        States, Entergy Louisiana, Entergy
                        Mississippi, Entergy New Orleans,
                        and System Energy
                       Director of Tax Services of Entergy        1993-1998
                        Services

Steven C. McNeal   44  Vice President and Treasurer of            1998-Present
 (a)                    Entergy Corporation, Entergy
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
Matters

Entergy Corporation

      The shares of Entergy Corporation's common stock are listed on the New York Stock, Chicago Stock, and Pacific Exchanges under the ticker symbol ETR.

      Entergy  Corporation's  stock price as of  February  28,  2001  was
$38.83.   The  high and low prices of Entergy Corporation's common  stock for each quarterly period in 2000 and 1999 were as follows:

                            2000             1999
                       High    Low      High    Low
                                (In Dollars)

      First            26.75    15.94   31.13   27.50
      Second           31.25    19.94   33.13   27.75
      Third            38.13    26.94   31.56   28.19
      Fourth           43.88    33.50   30.00   23.88

      Consecutive quarterly cash dividends on common stock were paid to stockholders of Entergy Corporation in 2000 and 1999. In 2000, dividends of $0.30 per share were paid in the first three quarters, and dividends of $0.315 per share were paid in the fourth quarter. Quarterly dividends of $0.30 per share were paid in 1999.

     As of February 28, 2001, there were 67,226 stockholders of record of Entergy Corporation.

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

Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy

      There is no market for the common stock of Entergy Corporation's wholly owned subsidiaries. Cash dividends on common stock paid by the domestic utility companies and System Energy to Entergy Corporation during 2000 and 1999, were as follows:

                             2000    1999
                            (In Millions)

Entergy Arkansas             $44.6  $ 82.7
Entergy Gulf States          $88.0  $107.0
Entergy Louisiana            $62.4  $197.0
Entergy Mississippi          $18.0  $ 34.1
Entergy New Orleans          $ 9.5  $ 26.5
System Energy                $91.8  $ 75.0

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

Item 8.   Financial Statements and Supplementary Data.

                      INDEX TO FINANCIAL STATEMENTS

Entergy Corporation and Subsidiaries:
  Report of Management                                                 43
  Management's Financial Discussion and Analysis                       44
  Report of Independent Accountants                                    64
  Management's Financial Discussion and Analysis                       65
  Consolidated Statements of Income For the Years Ended December 31,   74
   2000, 1999, and 1998
  Consolidated Statements of Cash Flows For the Years Ended December   75
   31, 2000, 1999, and 1998
  Consolidated Balance Sheets, December 31, 2000 and 1999              77
  Consolidated Statements of Retained Earnings, Comprehensive Income,  79
   and Paid-In Capital for the Years Ended December 31, 2000, 1999,
   and 1998
  Selected Financial Data - Five-Year Comparison                       80
Entergy Arkansas, Inc.:
  Report of Independent Accountants                                    81
  Management's Financial Discussion and Analysis                       82
  Income Statements For the Years Ended December 31, 2000, 1999, and   86
   1998
  Statements of Cash Flows For the Years Ended December 31, 2000,      88
   1999, and 1998
  Balance Sheets, December 31, 2000 and 1999                           89
  Statements of Retained Earnings for the Years Ended December 31,     91
   2000, 1999, and 1998
  Selected Financial Data - Five-Year Comparison                       92
Entergy Gulf States, Inc.:
  Report of Independent Accountants                                    93
  Management's Financial Discussion and Analysis                       94
  Income Statements For the Years Ended December 31, 2000, 1999, and   99
   1998
  Statements of Cash Flows For the Years Ended December 31, 2000,     100
   1999, and 1998
  Balance Sheets, December 31, 2000 and 1999                          101
  Statements of Retained Earnings for the Years Ended December 31,    103
   2000, 1999, and 1998
  Selected Financial Data - Five-Year Comparison                      104
Entergy Louisiana, Inc.:
  Report of Independent Accountants                                   105
  Management's Financial Discussion and Analysis                      106
  Income Statements For the Years Ended December 31, 2000, 1999, and  109
   1998
  Statements of Cash Flows For the Years Ended December 31, 2000,     110
   1999, and 1998
  Balance Sheets, December 31, 2000 and 1999                          111
  Statements of Retained Earnings for the Years Ended December 31,    113
   2000, 1999, and 1998
  Selected Financial Data - Five-Year Comparison                      114
Entergy Mississippi, Inc.:
  Report of Independent Accountants                                   115
  Management's Financial Discussion and Analysis                      116
  Income Statements For the Years Ended December 31, 2000, 1999, and  120
   1998
  Statements of Cash Flows For the Years Ended December 31, 2000,     122
   1999, and 1998
  Balance Sheets, December 31, 2000 and 1999                          123
  Statements of Retained Earnings for the Years Ended December 31,    125
   2000, 1999, and 1998
  Selected Financial Data - Five-Year Comparison                      126
Entergy New Orleans, Inc.:
  Report of Independent Accountants                                   127
  Management's Financial Discussion and Analysis                      128
  Income Statements For the Years Ended December 31, 2000, 1999, and  131
   1998
  Statements of Cash Flows For the Years Ended December 31, 2000,     132
   1999, and 1998
  Balance Sheets, December 31, 2000 and 1999                          133
  Statements of Retained Earnings for the Years Ended December 31,    135
   2000, 1999, and 1998
  Selected Financial Data - Five-Year Comparison                      136
System Energy Resources, Inc.:
  Report of Independent Accountants                                   137
  Management's Financial Discussion and Analysis                      138
  Income Statements For the Years Ended December 31, 2000, 1999, and  140
   1998
  Statements of Cash Flows For the Years Ended December 31, 2000,     142
   1999, and 1998
  Balance Sheets, December 31, 2000 and 1999                          143
  Statements of Retained Earnings for the Years Ended December 31,    145
   2000, 1999, and 1998
  Selected Financial Data - Five-Year Comparison                      146
Notes to Financial Statements for Entergy Corporation and             147
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

     The Audit Committee of our Board of Directors, composed solely of Directors who are not employees of our company, meets with the independent auditors, management, and internal accountants periodically to discuss internal accounting controls and auditing and financial reporting matters. Upon recommendation from the Audit Committee, the Board of Directors appoints the independent accountants. The Committee reviews with the independent auditors the scope and results of the audit effort. The Committee also meets periodically with the independent auditors and the chief internal auditor without management, providing free access to the Committee.

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



J. WAYNE LEONARD                        C. JOHN WILDER
Chief Executive Officer of              Executive Vice President and Chief
Entergy Corporation                     Financial Officer



HUGH T. MCDONALD                        JOSEPH F. DOMINO
Chairman, President, and Chief          Chairman of Entergy Gulf States, Inc.
Executive Officer of Entergy            President and Chief Executive Officer -
Arkansas, Inc.                          Texas of Entergy Gulf States, Inc.


E. RENAE CONLEY                         CAROLYN C. SHANKS
Chairman of Entergy Louisiana, Inc.,    Chairman, President, and Chief
President and Chief Executive Officer   Executive Officer of Entergy
- Louisiana of Entergy Gulf States,     Mississippi, Inc.
Inc. and Entergy Louisiana, Inc.



DANIEL F. PACKER                        JERRY W. YELVERTON
Chairman, President, and Chief          Chairman, President, and Chief
Executive Officer of Entergy            Executive Officer of System Energy
New Orleans, Inc.                       Resources, Inc.

                   ENTERGY CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                   SIGNIFICANT FACTORS AND KNOWN TRENDS


Business Combination with FPL Group

      On July 30, 2000, Entergy Corporation and FPL Group entered into a Merger Agreement providing for a business combination that will result in the creation of a new company. Each outstanding share of FPL Group common stock will be converted into one share of the new company's common stock, and each outstanding share of Entergy Corporation common stock will be converted into 0.585 of a share of the new company's common stock. It is expected that FPL Group's shareholders will own approximately 57% of the common equity of the new company and Entergy's shareholders will own approximately 43%. The initial board of directors of the new company will consist of eight directors designated by FPL Group and seven directors designated by Entergy. The new company will be given a new name that will be agreed upon between the Boards of Directors of FPL Group and Entergy prior to the consummation of the Merger. The new company will maintain its principal corporate offices and headquarters in Juno Beach, Florida, and will maintain its utility headquarters in New Orleans, Louisiana. The Merger Agreement generally allows Entergy to continue business in the ordinary course consistent with past practice and contains certain restrictions on Entergy's capital activities, including restrictions on the issuance of securities, capital expenditures, dispositions, incurrence or guarantee of indebtedness, and trading or marketing of energy. Entergy generally will be permitted to take actions pursuant to restructuring legislation in the domestic utility companies' jurisdictions of operation and to reorganize its transmission business. Under certain circumstances, if the Merger Agreement is terminated, a termination fee of $215 million may be payable by one of the parties. The Merger Agreement may be terminated if the Merger is not consummated by April 30, 2002, unless automatically extended until October 30, 2002 under certain circumstances. Both the FPL Group and Entergy Boards of Directors unanimously approved the Merger, and the shareholders of Entergy Corporation and FPL Group have approved the Merger. The Merger is conditioned upon, among other things, the receipt of required regulatory approvals of various local, state, and federal regulatory agencies and commissions, including the SEC and FERC. Entergy has filed for approval of the Merger in all of its state and local regulatory jurisdictions (Arkansas, Louisiana, Mississippi, Texas, and New Orleans), and at FERC, the SEC, and the NRC. In their filing with the SEC, Entergy and FPL Group requested to remain in existence as intermediate holding companies after the Merger is consummated. The objective of Entergy and FPL Group is to consummate the Merger by late 2001.

Domestic Transition to Competition

      The electric utility industry for years has been preparing for the advent of competition in its business. For most electric utilities, the transition from a regulated monopoly to a competitive business is challenging and complex. The new electric utility environment presents opportunities to compete for new customers and creates the risk of loss of existing customers. It presents risks along with opportunities to enter into new businesses and to restructure existing businesses.

      For Entergy, the domestic transition to competition is a formidable undertaking, made uniquely difficult because the domestic utility companies operate in five retail regulatory jurisdictions and are subject to the System Agreement, which contemplates the integrated operation of Entergy's electric generation and transmission assets throughout the retail service territories. Entergy is striving to achieve consistent paths to competition in all five retail regulatory jurisdictions. In some cases, however, actions by one jurisdiction may conflict with actions by another. The Arkansas and Texas legislatures have enacted laws to bring about electric utility competition. Entergy is continuing to work with regulatory and legislative officials in all jurisdictions in designing the rules surrounding a competitive electricity industry. There can be no assurance given as to the timing or results of the transition to competition in Entergy's service territories. Following is a summary of the status of the transition to competition in the five retail jurisdictions:

                   ENTERGY CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                   SIGNIFICANT FACTORS AND KNOWN TRENDS

Jurisdiction     Status of Retail Open Access      % of Entergy's 2000
                                                  Revenues Derived from
                                                 Retail Electric Utility
                                                   Operations in the
                                                      Jurisdiction

Arkansas      Commencement  delayed  by  amended          12.3%
              law until at least October 2003.
Texas         Scheduled  to commence January  1,          9.4%
              2002.
Louisiana     LPSC  Staff  report due  in  April          31.4%
              2001.   The LPSC deferred pursuing
              open access in 1999.
Mississippi   MPSC  has recommended not pursuing          8.0%
              open access at this time.
New Orleans   City  Council has taken no  action          4.6%
              on  Entergy's  proposal  filed  in
              1997.

State Regulatory and Legislative Activity

Arkansas

      In April 1999, the Arkansas legislature enacted a law providing for competition in the electric utility industry through retail open access. With retail open access, generation operations would become a competitive business, but transmission and distribution operations will continue to be regulated either by federal or state regulatory commissions. In compliance with the provisions of the deregulation law, Entergy Arkansas has:

     o filed separate generation, transmission, distribution, and customer service rates with the APSC and also filed notice of its intent to recover stranded costs. In December 2000, the APSC approved the unbundled rates as filed. These rates will become effective six months prior to retail open access; and
     o filed a functional, but not corporate, unbundling plan with the APSC. The functional unbundling plan initially established separate business units for distribution, generation, and a new retail energy service provider. The plan contemplates the transfer of transmission assets to the Transco discussed herein.

     See Note 2 to the financial statements for additional details concerning provisions of the retail open access law.

Texas

      In June 1999, the Texas legislature enacted a law providing for competition in the electric utility industry through retail open access. With retail open access, generation and a new retail electric provider operation will be competitive businesses, but transmission and distribution operations will continue to be regulated. The new retail electric provider will be the primary point of contact with customers. The provisions of the new law, among other things:

     o require a rate freeze through December 31, 2001 with rates reduced by 6% beyond that for residential and small commercial customers of most incumbent utilities except Entergy Gulf States, whose rates are exempt from the 6% reduction requirement. These rates to residential and small commercial customers are known as the "Price to Beat", and they may be adjusted periodically after January 1, 2002 for fuel and purchased power costs according to PUCT rules; and
     o require utilities to charge the Price to Beat rates through 2004, or until 40% of customers in the jurisdiction have chosen an alternative supplier, whichever comes first. However, the Price to Beat rates must continue to be made available through 2006.

                   ENTERGY CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                   SIGNIFICANT FACTORS AND KNOWN TRENDS

     Pursuant to the provisions of the retail open access law, Entergy Gulf States filed a business separation plan with the PUCT in January 2000, and amended that plan in June and December 2000. The plan provides that, by January 2002, Entergy Gulf States will be divided into:

     o a Texas distribution company;
     o a Texas transmission company;
     o a Texas generation company;
     o at least two Texas retail electricity providers; and
     o a Louisiana company that will encompass distribution, generation, transmission, and retail operations.

The  plan  also  provides  that  the Louisiana  company  would  retain  the liability for all debt obligations of Entergy Gulf States and that the property of the Texas companies would be released from the lien of Entergy Gulf States' mortgage. Except for the Texas retail electric providers, each of the Texas companies would assume a portion of Entergy Gulf States' debt obligations, which assumptions would not act to release the Louisiana company's obligations. Except for the Texas retail electric providers, each of the Texas companies would also grant a lien on its properties in favor of the Louisiana company to secure its obligations to the Louisiana company in respect of the assumed obligations. In addition, under the plan, Entergy Gulf States will refinance or retire the Texas companies' portion of existing debt by the end of 2004. In July 2000, the PUCT issued an interim order to approve the amended business separation plan. Regulatory approvals from FERC, the SEC, and the LPSC, and final approval from the PUCT will be required before the business separation plan can be implemented. Remaining business separation issues in Texas subsequent to the July 2000 interim order will be addressed in the cost unbundling proceeding before the PUCT.

      The  LPSC  has opened a docket to identify the changes  in  corporate structure of Entergy Gulf States, and their potential impact on Louisiana retail ratepayers, resulting from restructuring in Texas and Arkansas. Entergy Gulf States filed testimony in that proceeding in August 2000. The LPSC staff filed testimony in that proceeding in October 2000 criticizing Entergy Gulf States' proposal, particularly the part related to the Texas portion of generation assets being transferred to an unregulated entity. Entergy Gulf States filed rebuttal testimony in December 2000. A procedural schedule has not been set. Management cannot predict the timing or outcome of this proceeding.

      Pursuant to the Texas restructuring legislation, Entergy Gulf States filed its separated business cost data and proposed transmission, distribution, and competition tariffs with the PUCT on March 31, 2000. On March 6, 2001, Entergy Gulf States filed with the PUCT a non-unanimous settlement agreement in that case that establishes the distribution revenue requirement. The settlement agreement is between Entergy Gulf States, the PUCT Staff, and other parties. Pursuant to a generic rule prescribed by the PUCT, Entergy Gulf States' allowed return on equity will be 11.25%. The generic capital structure prescribed by the PUCT is 60% debt and 40% equity. Hearings before the PUCT on approval of the settlement are scheduled to begin in April 2001. Management cannot predict the timing or outcome of this proceeding.

      Beginning January 1, 2002, the market power measures in the open access law will prohibit Entergy Gulf States from owning and controlling more than 20% of the installed generation capacity located in, or capable of delivering electricity to, a "power region", which is defined as a distinct region of NERC. In seeking PUCT approval of the Merger, Entergy and FPL Group are required to demonstrate that the merged company will not exceed this threshold. However, all the implications of this limit are uncertain for Entergy Gulf States and Entergy. It is possible that Entergy Gulf States could decide to divest some of its generation assets or seek to reduce transmission constraints if Entergy Gulf States is found to have generation market power in excess of this limit. The legislation also requires affected utilities to sell at auction entitlements to at least 15% of their installed generation capacity in Texas at least 60 days before January 1, 2002. The obligation to auction capacity entitlements continues for up to 60 months after January 1, 2002, or until 40% of current customers have chosen an alternative supplier, whichever comes first.

                   ENTERGY CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                   SIGNIFICANT FACTORS AND KNOWN TRENDS

     The PUCT and various participants in the industry are currently in the process of implementing the legislation through various rulemaking and other proceedings. The Provider of Last Resort (POLR) rule was approved by the PUCT in October 2000, requiring that such a provider exist in every area of the state and setting up the process by which such a provider will be selected and its services priced. The PUCT received bids from retail electric providers seeking to become the POLR in each area in January 2001. The PUCT has stated its preference that the POLR not be the retail electric provider that is affiliated with the incumbent utility in the area. However, depending on the outcome of the bidding process, Entergy Gulf States' affiliate retail electric provider may be required to provide POLR service in Entergy Gulf States' service territory. This may have a material financial impact on the Entergy Gulf States retail electric provider depending on the terms and prices eventually approved by the PUCT for POLR service.

See Note 2 to the financial statements for additional details concerning provisions of the Texas retail open access law and the proceedings occurring in Texas pursuant to that law.

Louisiana

      In March 1999, the LPSC deferred making a decision on whether competition in the electric industry is in the public interest. However, the LPSC staff, outside consultants, and counsel were directed to work together to analyze and resolve issues related to competition and then recommend a plan for its implementation to be considered by the LPSC. In January 2001, a draft response was circulated among interested parties. It is expected that, after a comment period, a final staff response will be presented to the LPSC in April 2001.

      See above under "Texas" for discussion of the LPSC proceeding considering Entergy Gulf States' business separation plan.

Mississippi

      In May 2000, after two years of studies and hearings, the MPSC announced that it was suspending its docket studying the opening of the state's retail electricity markets to competition. The MPSC based its decision on its finding that competition could raise the electric rates paid by residential and small commercial customers. The final decision regarding the introduction of retail competition ultimately lies with the Mississippi Legislature, which is holding its 2001 session from January through March. Management cannot predict when, or if, Mississippi will deregulate its retail electricity market, but does not expect it to occur before 2003.

New Orleans

      In 1997, Entergy New Orleans filed an electric business restructuring
plan  with  the  Council.   The Council has not  established  a  procedural
schedule to consider electricity restructuring or Entergy's plan.

      After studying retail gas open access, advisors to the Council issued a final report that proposed various pilot programs and found that retail gas open access is not in the public interest at this time. The Council accepted an offer of settlement from Entergy New Orleans in this matter that allows for a voluntary pilot program for a limited number of large industrial non-jurisdictional gas customers.

                   ENTERGY CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                   SIGNIFICANT FACTORS AND KNOWN TRENDS

Federal Regulatory and Legislative Activity

Proposed System Agreement Amendments

      In June 2000, Entergy's domestic utility companies filed with FERC proposed amendments to the System Agreement to facilitate the implementation of retail competition in Arkansas and Texas and to provide for continued equalization of costs among the domestic utilities in Louisiana and Mississippi. The amendments provide the following:

     o cessation of participation in all aspects of the System Agreement, other than those related to transmission equalization, for any jurisdictional division of a domestic utility operating in a jurisdiction that initiates retail open access;
     o certain sections of the System Agreement will no longer apply to the sales of generating capacity, whether through the sale of the asset or the output thereof, by a domestic utility operating in a jurisdiction that has established a date by which it will implement retail open access; and
     o modification of the service schedule developed to track changes in energy costs resulting from the Entergy-Gulf States Utilities merger to include one final true-up of fuel costs upon cessation of one company's participation in the System Agreement, after which the service schedule will no longer be applicable for any purpose.

      Previously, in April 2000, the LPSC and the Council filed a complaint with FERC seeking revisions to the System Agreement. The LPSC and the Council allege that the revisions are necessary to accommodate the introduction of retail competition in Texas and Arkansas and to protect Entergy's Louisiana customers from any adverse impact that may occur due to the introduction of retail competition in some jurisdictions but not others. The LPSC and the Council requested that FERC cap certain of the System Agreement obligations of Entergy Gulf States, Entergy Louisiana, and Entergy New Orleans and fix these companies' access to pool energy at the average level existing for the three years prior to the date that retail competition is initiated in Texas and Arkansas. Alternatively, the LPSC and the Council requested that FERC require Entergy to provide wholesale power contracts to these companies to satisfy their energy requirements at costs no higher than would have been incurred if retail competition were not implemented. The LPSC and the Council requested that the relief be made available for at least eight years after implementation of retail competition or the withdrawal of Entergy Arkansas and Entergy Gulf States from the System Agreement, or until retail competition is implemented in Louisiana and New Orleans. In addition, among other things, the LPSC and the Council asserted in their complaint that:

     o unless the requested relief is granted, the restructuring legislation adopted in Texas and Arkansas, to the extent such legislation requires, or has the effect of, altering the rights of parties under the System Agreement, will violate provisions of the U.S. Constitution; and
     o the failure of the domestic utility companies to honor a right of first refusal at cost with respect to any sale of generating capacity and associated energy under the System Agreement, and any attempt to eliminate a right of first refusal from the System Agreement, would violate the Federal Power Act and constitute a breach of the System Agreement.

                   ENTERGY CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                   SIGNIFICANT FACTORS AND KNOWN TRENDS


      The proceedings relating to Entergy's proposed amendments have been consolidated with the complaint by the LPSC and the Council. Several other parties have also intervened in the proceedings. If FERC considers Entergy's proposed amendments, the LPSC and the Council have asserted that FERC also needs to reconsider the charges to the domestic utility companies under the Unit Power Sales Agreement. Entergy has requested a final decision from FERC by October 2001. A procedural schedule has been established, with the hearing beginning in March 2001 and an initial ALJ decision scheduled in June 2001. These proceedings have been consolidated with a previous complaint filed with FERC by the LPSC in 1995. In that complaint, the LPSC requests, among other things, modification of the
System Agreement to exclude curtailable load from the cost allocation determination. Neither the timing, nor the ultimate outcome of these proceedings at FERC, can be predicted at this time.

Open Access Transmission and Entergy's Transco Proposal

      FERC issued Order 2000 in December 1999, which calls for owners and operators of transmission lines in the United States to join regional transmission organizations (RTOs) on a voluntary basis. Order 2000 requires that RTOs commence independent operations no later than December 15, 2001.

     It appears that FERC will be flexible regarding the structure of RTOs. For example, it appears that RTOs may be for-profit or not-for-profit and may be organized as joint ventures or legal entities of various other types. However, RTOs will be required, among other things, to be independent market participants, to have sufficient regional scope to maintain reliability and efficiency, to be non-discriminatory in granting service, and to maintain operational control over their regional transmission systems.

      In October 2000, in compliance with Order 2000, Entergy made a filing with FERC that requested:

     o authorization to establish an RTO referred to as Transco;
     o authorization to transfer the domestic utility companies' transmission assets to the Transco; and
     o a determination that the partnership arrangement with the Southwest Power Pool (SPP) that the Transco proposes to operate in would qualify as an independent RTO. The partnership arrangement provides for operations under the oversight of, and within, the SPP RTO.

The amounts of the domestic utility companies' net transmission utility plant assets recorded in their financial statements are provided in Note 1 to the financial statements under the heading "Utility Plant."

      The  proposed  Transco  will  be a limited  liability  company.   The
managing member of the Transco will be a separate corporation with a board of directors independent of Entergy. The Transco will be:

     o regulated by FERC;
     o composed of the transmission system transferred to it by the domestic utility companies and other transmission owners in Entergy's current service territory region;
     o operated and maintained by employees who would work exclusively for the Transco and would not be employed by Entergy or the domestic utility companies; and
     o passively owned by the domestic utility companies and other member companies who will transfer assets but not control or otherwise direct its operation and management.

                   ENTERGY CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                   SIGNIFICANT FACTORS AND KNOWN TRENDS


Entergy filed in December 2000 for FERC approval of the rates for transmission service across the Transco's facilities. Included in this rate filing is a request to cancel the service schedule in the System Agreement related to equalization of certain transmission costs. In March 2001, Entergy, Entergy Services, and the domestic utility companies requested SEC approval under PUHCA of certain elements of the Transco plan. The domestic utility companies have also made filings with their local regulators seeking authorization to implement the Transco plan. Under its planned timeline, Entergy expects to have the necessary regulatory approvals by the third quarter of 2001, with the transmission asset transfers occurring before Transco commences independent operations in December 2001.

Deregulation legislation

     Over the past several years, a number of bills have been introduced in the United States Congress to deregulate the generation function of the electric power industry. The bills generally have provisions that would give retail consumers the ability to choose their own electric service provider. Entergy Corporation has supported some deregulation legislation in Congress that would lead to an orderly transition to competition and would also repeal PUHCA and PURPA. Congressional sentiment appears to be against mandating retail competition by a certain date and in favor of clarifying state authority to order retail choice for consumers. Congress adjourned in 2000 without final action on a deregulation bill by a committee of the House or Senate, and has not taken final action on such a bill in its 2001 session thus far.

Industrial and Commercial Customers

      The domestic utility companies face the risk of losing customers due to competition. Some of their large industrial and commercial customers are exploring ways to reduce their energy costs. In particular, cogeneration is an option available to a significant portion of the domestic utility companies' industrial customer base. The domestic utility companies have responded by working with some industrial and commercial customers and negotiating electric service contracts that provide service at rates lower than would otherwise be charged. Despite these actions, Entergy Gulf States and Entergy Louisiana have lost an immaterial amount of operating income in recent years from large industrial customers who have completed cogeneration projects. Material losses to cogeneration are not expected in 2001.

State and Local Rate Regulation

      The retail regulatory basis for setting rates for electric service is shifting in some jurisdictions from traditional, exclusively cost-of-service regulation to include performance-based elements. Performance-based formula rate plans are designed to reward increased efficiency and productivity, with utility shareholders and customers sharing in the benefits. Entergy Mississippi and Entergy Louisiana have implemented performance-based rate plans. Entergy Mississippi's 2000 filing indicated that no change in rate levels was warranted. Entergy Louisiana and Entergy Gulf States had the following rate activity in 2000:

Filing                               Rate Activity      Implementation Date

Entergy Louisiana 4th  annual     $6.4 million refund    July 2000
 performance-based rate plan
Entergy Louisiana 5th  annual     $24.8 million base     August 2000
 performance-based rate plan        rate reduction*
Entergy Gulf States 2nd, 3rd,     $83 million refund,    July to September 2000
 4th,  and 5th annual earnings      including interest
 reviews

                   ENTERGY CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                   SIGNIFICANT FACTORS AND KNOWN TRENDS


     * Entergy Louisiana is proposing to increase prospectively the allowed rate of return on common equity from 10.5% to 11.6%, which, if approved by the LPSC, would reduce the amount of the rate reduction.

      The domestic utility companies' retail and wholesale rate matters and proceedings are discussed more thoroughly in Note 2 to the financial statements.

Other Electric Utility Trends

      In some areas of the country, utilities have either sold or are attempting to sell all or a substantial portion of their generation assets in order to focus their businesses on transmission and/or distribution services. Entergy, through its global power development and domestic non-utility nuclear businesses, intends to expand its generation business. While the global power development business is focused on building new power plants or modifying existing plants, the nuclear business expansion plan focuses on acquiring generation assets of other utilities.

      In 1998, California implemented electricity deregulation legislation. The law required the major investor-owned utilities in the state to effectively divest their generation assets by requiring them to sell their output to the Power Exchange. The Power Exchange is an independent spot market power pool in which electricity is bought and sold at wholesale prices. The deregulation law requires the investor-owned utilities to buy power from the Power Exchange at market set rates, but freezes the amount that those utilities can recover from their customers. Therefore, the investor-owned utilities' short positions were not covered by generation assets and were exposed to increases in the Power Exchange prices. The jurisdictions in which Entergy's domestic utility companies operate currently allow recovery of all prudently incurred fuel and purchased power costs through various recovery mechanisms. In addition, the deregulation legislation enacted in Arkansas and Texas allows for adjustments to the prices that the distribution businesses will be allowed to recover based on changes in fuel and purchased power costs.

     In 2000, the California Power Exchange prices that the California investor-owned utilities have to pay for their electricity supplies soared above the amounts that they are allowed to recover from their customers. The California utilities therefore have accumulated billions of dollars of under-recovered purchased power expenses. These under-recovered costs have caused the California utilities to default on certain of their credit obligations and have spawned several lawsuits and legislative and regulatory activity. The ultimate effect of these events on the investor-owned utilities in California and the electric energy industry nationwide is uncertain.

Continued Application of SFAS 71 and Stranded Cost Exposure

       The domestic utility companies' and System Energy's financial statements primarily reflect assets and costs based on existing cost-based ratemaking regulation in accordance with SFAS 71, "Accounting for the Effects of Certain Types of Regulation." Under traditional ratemaking practice,  regulated  electric utilities are granted  exclusive  geographic franchises to sell electricity. In return, the utilities must make investments and incur obligations to serve customers. Prudently incurred costs are recovered from customers along with a return on investment. Regulators may require utilities to defer collecting from customers some operating costs until a future date. These deferred costs are recorded as regulatory assets in the financial statements. In order to continue applying SFAS 71 to its financial statements, a utility's rates must be set by an independent regulator on a cost-of-service basis and the rates must be charged to and collected from customers.

                   ENTERGY CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                   SIGNIFICANT FACTORS AND KNOWN TRENDS


      As the generation portion of the utility industry moves toward competition, it is likely that generation rates will no longer be set on a cost-of-service basis. When that occurs, the generation portion of the business could be required to discontinue application of SFAS 71. The result of discontinuing application of SFAS 71 could be the recording of asset impairments and the removal of regulatory assets and liabilities from the balance sheet. This result is because some of the costs or commitments incurred under a regulated pricing system might be impaired or not recovered in a competitive market. These costs are referred to as stranded costs.

      Nearly all of Entergy's exposure to potential stranded costs involves commitments that were approved by regulators. These exposures include the following:

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

      As of December 31, 2000, the amount of these potentially strandable costs for Entergy reflected in the financial statements is approximately $1.8 billion at Entergy Arkansas, $3.2 billion at Entergy Gulf States, $2.4 billion at Entergy Louisiana, and $0.3 billion at Entergy Mississippi. The estimated net present value of the obligations described above that are not reflected in the financial statements for Entergy is approximately $1.0 billion at Entergy Arkansas, $0.3 billion at Entergy Gulf States, $1.5 billion at Entergy Louisiana, $0.6 billion at Entergy Mississippi, and $0.3 billion at Entergy New Orleans. These amounts can increase due to increased capital spending; however, in the normal course of business, depreciation, amortization, and payments under the contractual obligations should reduce these amounts. The actual amount of these costs and obligations that will be identified as stranded will be determined in regulatory proceedings. The outcome of the proceedings cannot be predicted and will depend upon a number of variables, including the timing of stranded cost determination, the values attributable to certain strandable assets, assumptions concerning future market prices for electricity, and other factors. In addition, because transition legislation or regulation is not in place in Louisiana, Mississippi, or New Orleans, Entergy cannot predict how those jurisdictions will treat stranded costs and whether Entergy will be able to recover all or a part of the costs in those jurisdictions.

                   ENTERGY CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                   SIGNIFICANT FACTORS AND KNOWN TRENDS

      In June 2000, Entergy Arkansas filed an application to continue the stranded cost mitigation efforts agreed upon in the 1997 settlement agreement approved by the APSC. The filing included a stranded cost estimate intended to support Entergy Arkansas' recommendation that the mitigation efforts continue. The filing presents an estimated range of stranded costs based upon the comparison of possible generation asset market values to the generation assets' book values and contractual obligations. The range of possible generation asset market values used in the estimate was determined using generation asset sales from other jurisdictions. Rebuttal testimony filed by Entergy Arkansas in November 2000 estimates that stranded costs in Arkansas could be from $227.8 million to $1.58 billion. The wide range in the estimate is because of the wide range in the comparable asset sales used in the estimate.

      In  the  non-unanimous settlement agreement filed with  the  PUCT  by
Entergy Gulf States in March 2001, the parties agree that Entergy Gulf States will not implement a charge to recover stranded costs in Texas. A rider to recover nuclear decommissioning costs will be implemented. Hearings before the PUCT for approval of the settlement are scheduled to begin in April 2001.

      Management believes that definitive outcomes have not yet been determined regarding the transition to competition in each of Entergy's jurisdictions. Arkansas and Texas have enacted retail open access laws as described above, but Entergy believes that significant issues remain to be addressed by Arkansas and Texas regulators, and the enacted laws do not provide sufficient detail to determine definitively the impact on Entergy Arkansas' and Entergy Gulf States' regulated operations. Until the regulatory proceedings in Arkansas and Texas provide a greater level of certainty, both Entergy Arkansas and Entergy Gulf States will continue to apply SFAS 71 to their regulated operations. Final approval of the settlement agreement in Texas will likely result in Entergy Gulf States discontinuing application of SFAS 71 to its Texas generation operations. SFAS 71 will continue to be applied in the Louisiana, Mississippi, and New Orleans jurisdictions pending legislative or regulatory developments relating to transition to competition. If SFAS 71 is no longer applied by the respective domestic utility companies and System Energy, and regulation or legislation does not allow for recovery of all or a portion of its stranded costs, there could be a material adverse impact on the respective domestic utility companies' and Entergy's financial statements. The impact of approval of the Texas settlement agreement will depend upon a final determination of the market value of generation assets in Texas. Entergy believes that the amount of costs that will be stranded without a means of recovery or mitigation for the domestic utility companies will be significantly less than the strandable cost amounts given above. The specifics of the accounting application of SFAS 71 are discussed more thoroughly in Note 1 to the financial statements.

Market Risks Disclosure

     Entergy is exposed to the following market risks:

     o the commodity price risk associated with its power marketing and trading business;
     o the interest rate risk associated with certain of its variable rate credit facilities;
     o the foreign currency exchange rate risk associated with certain of its contractual obligations; and
     o the interest rate and equity price risk associated with its investments in decommissioning trust funds.

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

      Entergy's power marketing and trading business uses a value-at-risk model (VAR) as one measure of the market risk of a loss in fair value for the traded portfolio. VAR acts in conjunction with stress testing, position reporting, and profit and loss reporting in order to measure and control the risk inherent in the traded portfolio. The primary use of VAR is to provide a benchmark for market risk contained in the trading portfolio. VAR does not function as a comprehensive measure of all risks in a portfolio. Furthermore, VAR is only an appropriate risk measure for products traded in relatively liquid markets.

      Management's VAR methodology uses a variance/covariance approach to the measurement of market risk. The variance/covariance approach assumes that prices follow a "random-walk" process in which prices are lognormally distributed. This approach requires the following inputs:

     o a one-tailed test with a 95% confidence interval that measures the probability of loss;
     o a 20-day window for measuring volatility;
     o a cross-product correlation matrix that measures the tendency of different basis products to move together; and
     o an inter-temporal correlation matrix that measures the tendency of commodities with different delivery periods to move together.

     Power marketing and trading's VAR was approximately $2.9 million as of December 31, 2000 and $3.3 million as of December 31, 1999. During 2000, the average month-end VAR was $4.2 million, with a high month-end VAR of $8.5 million and a low month-end VAR of $2.5 million.

      Management's calculation of VAR exposure represents an estimate of reasonably possible net losses that would be recognized on its portfolio of derivative financial instruments, assuming hypothetical movements in prices. It does not represent the maximum possible loss or an expected loss that may occur, because actual future gains and losses will differ from those estimated based upon actual fluctuations in market rates, operating exposures, and the timing thereof, and changes in the portfolio of derivative financial instruments during the year.

      In November 2000, System Fuels and Entergy's domestic non-utility nuclear business entered into foreign currency forward contracts to hedge
the  Euro  denominated payments due under certain purchase contracts.   The
notional amounts of the foreign currency forward contracts were 82.8 million Euro ($73.2 million) and the forward currency rates range from
 .8690 to .8981. The maturities of these forward contracts depend on the contractual payment dates and range in time from August 2001 to February
2004.   The  mark-to-market valuation of the forward contracts at  December
31, 2000 was a net asset of $5.9 million. The counterparty banks obligated on these agreements are rated by Standard and Poor's Rating Services at A-1 or above on their short-term obligations and AA- on their long-term obligations.

                   ENTERGY CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                   SIGNIFICANT FACTORS AND KNOWN TRENDS


     Entergy uses interest rate swaps to reduce the impact of interest rate changes on certain variable-rate credit facilities associated with its
global   power  development  business.   Under  the  interest   rate   swap
agreements, Entergy receives floating-rate interest payments and pays fixed-rate interest rate payments over the life of the agreements. The floating-rate interest that Entergy receives is approximately equal to the interest it must pay on the variable-rate credit facilities. Therefore, through the use of the swap agreements, Entergy effectively achieves a fixed rate of interest on the credit facilities. The following details information about the interest rate swaps as of December 31, 2000:

                                    Average
                  Notional           Fixed      Maturity   Fair value
                  Amount            Pay Rate

 Saltend          $443.3 million     6.44%        2013     ($16.6 million)
 Damhead Creek    $414.5 million     6.52%        2010     ($18.4 million)

     Entergy is exposed to fluctuations in equity prices and interest rates through its nuclear decommissioning trust funds. The NRC requires Entergy to maintain trusts to fund the costs of decommissioning ANO 1, ANO 2, River Bend, Waterford 3, Grand Gulf, and Pilgrim. The funds are invested primarily in equity securities; fixed-rate, fixed-income securities; and cash and cash equivalents. Management believes that its exposure to market fluctuations will not affect results of operations for the ANO, River Bend, Grand Gulf, and Waterford 3 trust funds because of the application of regulatory accounting principles. The Pilgrim trust fund holds approximately $314 million of fixed-rate, fixed-income securities as of December 31, 2000. These securities have an average coupon rate of 6.7%, an average duration of 5.8 years, and an average maturity of 8.8 years. The Pilgrim trust fund also holds equity securities worth approximately $116 million as of December 31, 2000. These securities are held in a fund that is designed to approximate the Standard & Poor's 500 Index. The decommissioning trust funds are discussed more thoroughly in Notes 1 and 9 to the financial statements.

New Accounting Pronouncement

      In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which will be implemented by Entergy in 2001. See Note 1 to the financial statements for a discussion of the expected effect of this pronouncement on Entergy.

                   ENTERGY CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                      LIQUIDITY AND CAPITAL RESOURCES


Cash Flow

Operations

      Net cash flow from operations for Entergy, the domestic utility companies, and System Energy for the years ended December 31, 2000, 1999, and 1998 was:

                              2000         1999          1998
                                       (In Millions)

  Entergy                   $1,967.8     $1,389.0     $1,835.7
  Entergy Arkansas          $  421.6     $  352.6     $  448.7
  Entergy Gulf States       $  403.9     $  387.6     $  491.3
  Entergy Louisiana         $  270.4     $  410.4     $  342.4
  Entergy Mississippi       $  182.3     $  142.4     $  125.0
  Entergy New Orleans       $   30.5     $   60.2     $   40.3
  System Energy             $  395.6     $  102.8     $  298.8

      Entergy's consolidated cash flow from operations increased in 2000 primarily due to the domestic utility companies and System Energy providing an additional $277.5 million and the competitive businesses providing an additional $223.7 million to operating cash flows for the year ended December 31, 2000.

     Fuel cost recovery activity in 2000 significantly affected the operating cash flows for the domestic utility companies. Historically high natural gas and purchased power costs in 2000 caused the domestic utility companies' fuel payments to increase significantly during the year. In the case of Entergy Arkansas, the Texas portion of Entergy Gulf States, and Entergy Mississippi, the 2000 under-recoveries have been treated as regulatory investments in the cash flow statements because those companies are allowed by their regulatory jurisdictions to recover the fuel costs accumulated in 2000 over longer than a twelve month period, and the companies will earn a return on the under-recovered balances.

     Entergy Arkansas' and Entergy Gulf States' operating cash flows were also affected by increases in their net income for the year ended December 31, 2000. The increase in operating cash flow for Entergy Gulf States was partially offset by the increased use of cash for fuel costs related to the Louisiana jurisdiction and refunds of $83 million paid to Louisiana customers during the third quarter of 2000 as a result of earnings reviews settled with the LPSC, as discussed further in Note 2 to the financial statements. The decrease in operating cash flow for Entergy Louisiana and Entergy New Orleans was partially caused by the increased use of cash related to fuel costs in 2000.

      The operating cash flows of the domestic utility companies and System Energy were affected by money pool activity for 2000 as a result of the use of a portion of the proceeds from debt issuances in 2000 to pay down payables to the money pool in the following amounts:

               Entergy Arkansas         $ 9.9 million
               Entergy Gulf States      $36.1 million
               Entergy Louisiana        $91.5 million
               Entergy Mississippi      $16.7 million
               Entergy New Orleans      $ 3.9 million

                   ENTERGY CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                      LIQUIDITY AND CAPITAL RESOURCES


System Energy's operating cash flow increased in part due to payments of $78.9 million received on its money pool receivables from affiliated companies.

      The money pool is an inter-company funding arrangement designed to reduce the domestic utility companies' and System Energy's dependence on external short-term borrowings. The money pool provides a means by which, on a daily basis, the excess funds of Entergy Corporation, the domestic utility companies, and System Energy may be used by the domestic utility companies or System Energy to fulfill short-term cash requirements. See "Capital Resources - Sources of Capital" below for a discussion of the limitations on these borrowings.

      The increase in operating cash flow for the competitive businesses is attributable to the following:

     o the operations of Pilgrim, Indian Point 3, and FitzPatrick that primarily caused an increase of $73.9 million in operating cash flow from the domestic non-utility nuclear business; and
     o net income generated by and improved operations in the power marketing and trading and global power development businesses in 2000, which resulted in an additional $40.2 million and $91.0 million of operating cash flow, respectively, compared with net losses from their operations in 1999.

Pilgrim was purchased in July 1999 and provided operating cash flow for all of 2000 compared with only six months in 1999. Indian Point 3 and FitzPatrick were purchased in November 2000 and provided operating cash flow for two months in 2000.

     Entergy's consolidated cash flow from operations for 1999 decreased as compared to 1998 primarily due to less cash provided by competitive businesses. The decrease was also due to the completion of rate phase-in plans for some of the domestic utility companies during 1998. Entergy Gulf States' Louisiana retail phase-in plan for River Bend was completed in February 1998, Entergy Mississippi's phase-in plan for Grand Gulf 1 was completed in September 1998, and Entergy Arkansas' phase-in plan for Grand Gulf 1 was completed in November 1998. Therefore, these phase-in plans did not contribute to operating cash flow in 1999 or 2000. Entergy New Orleans' phase-in plan for Grand Gulf 1 will be completed in 2001. System Energy's operating cash flow decreased in 1999 primarily due to an increase in its money pool receivables from affiliated companies.

      In 1999, competitive businesses used $9.3 million of operating cash flow from operations compared with providing $151.7 million of operating cash flow for 1998. This change was primarily due to the sales of London Electricity and CitiPower in December 1998. Both businesses contributed operating cash flow in 1998 but did not contribute at all in 1999. Offsetting the decrease in operating cash flow in 1999 were the sales of Efficient Solutions, Inc. in September 1998 and Entergy Security, Inc. in January 1999. These businesses used operating cash flow in 1998 and used none in 1999. Also, the power marketing and trading business used less operating cash flow in 1999 than in 1998.

Investing Activities

     Net cash used in investing activities increased for 2000 due to increased construction expenditures, decreased proceeds from sales of businesses, decreased net proceeds from maturities of notes receivable, and higher fuel costs.

     The increased construction expenditures were primarily due to:

     o spending on customer service and reliability improvements by the domestic utility companies;
     o costs incurred related to the December 2000 ice storms, primarily at Entergy Arkansas; and
     o costs incurred for replacement of the steam generators at ANO 2.

                   ENTERGY CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                      LIQUIDITY AND CAPITAL RESOURCES


      The following items also contributed to the overall increase in cash used in 2000:

     o the maturity of notes receivable in August 1999 when only a portion of the proceeds were reinvested in other temporary investments;
     o payments made by Entergy's global power development business in 2000 for turbines; and
     o the under-recovery of deferred fuel costs incurred in 2000 at certain of the domestic utility companies due to significantly higher market prices of fuel and purchased power expenses. Entergy Arkansas, the Texas portion of Entergy Gulf States, and Entergy Mississippi have treated these costs as regulatory investments because those companies are allowed by their regulatory jurisdictions to recover the fuel cost regulatory asset accumulated in 2000 over longer than a twelve month period, and the companies will earn a return on the under-recovered balances.

Partially offsetting the overall increase in cash used is the maturity of other temporary investments and proceeds from the sale of the Freestone power project in 2000.

      Investing activities used cash in 1999 compared to 1998 due to the sales in 1998 of London Electricity and CitiPower, and higher construction expenditures in 1999 compared with 1998. The increased construction expenditures were primarily due to construction of the Saltend and Damhead Creek power plants by Entergy's global power development business, spending on customer service and reliability improvements by the domestic utility companies, and the return to service of generation plants at Entergy Arkansas, Entergy Louisiana, and Entergy New Orleans. The maturity and reinvestment of a portion of the proceeds of notes receivable in August 1999, and the sales in 1999 of Entergy Security, Entergy Power Edesur Holding, LTD and several other telecommunications businesses partially offset the overall decrease in 1999.

Financing Activities

     Financing activities provided cash for 2000 primarily due to:

     o new long-term debt issuances by Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans; and
     o increased borrowings under the Entergy Corporation credit facility.

     Partially offsetting the overall cash provided were the following in 2000:

     o increased repurchases of Entergy Corporation common stock;
     o redemption of Entergy Gulf States' preference stock; and
     o decreased borrowings under the credit facilities for the construction of the Saltend and Damhead Creek power projects by Entergy's global power development business.

      Net cash used in financing activities decreased in 1999 compared to 1998 primarily due to:

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

                   ENTERGY CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                      LIQUIDITY AND CAPITAL RESOURCES


      Partially offsetting the 1999 overall decrease were the following uses:

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

Capital Resources

     Entergy's sources to meet its capital requirements include:

     o internally generated funds;
     o cash on hand;
     o debt or preferred stock issuances;
     o common stock issuances;
     o bank financing under new or existing facilities;
     o short-term borrowings; and
     o sales of assets.

     Entergy requires capital resources for:

     o working capital purposes, including the financing of fuel and purchased power costs;
     o construction and other capital expenditures;
     o debt and preferred stock maturities;
     o common stock repurchases;
     o capital investments;
     o funding of subsidiaries; and
     o dividend and interest payments.

Sources of Capital

      All of the domestic utility companies issued new debt in 2000. The net proceeds of these issuances have been or will be used for general corporate purposes including capital expenditures, the retirement of short-term indebtedness incurred for working capital or other purposes, and, in the case of Entergy Gulf States, the mandatory redemption of preference stock. The domestic utility companies and System Energy expect to continue refinancing or redeeming higher cost debt and preferred stock prior to maturity, to the extent market conditions and interest and dividend rates are favorable. The domestic utility companies plan to issue debt in 2001 for similar purposes as in 2000. In addition, rising fuel prices in 2000 and the resulting increases in the domestic utility companies' fuel costs have increased these companies' needs for working capital financing in
2001.   Entergy  Arkansas' liquidity was also affected  by  incurring approximately $195 million of restoration costs associated with ice storms in December 2000. See Note 2 to the financial statements for more information regarding the December 2000 ice storms.

                   ENTERGY CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                      LIQUIDITY AND CAPITAL RESOURCES


      All debt and common and preferred stock issuances by the domestic utility companies and System Energy require prior regulatory approval. Preferred stock and debt issuances are subject to issuance tests set forth in corporate charters, bond indentures, and other agreements. The domestic utility companies have sufficient capacity under these issuance tests to consummate the financings planned for 2001. The domestic utility companies may also establish special purpose trusts or limited partnerships as financing subsidiaries for the purpose of issuing preferred securities.

      On January 31, 2001, Entergy Mississippi issued $70 million of 6.25% Series First Mortgage Bonds due February 1, 2003. Proceeds of the issuance will be used for general corporate purposes, including the retirement of short-term indebtedness incurred from money pool borrowings for capital expenditures and working capital needs.

      On February 23, 2001, Entergy New Orleans issued $30 million of 6.65% Series First Mortgage Bonds due March 1, 2004. Proceeds of the issuance will be used for general corporate purposes, including the retirement of short-term indebtedness incurred from money pool borrowings for capital expenditures and working capital needs.

      Entergy Arkansas, Entergy Louisiana, and Entergy Mississippi each obtained 364-day credit facilities in 2001, and the lines have been fully drawn. Entergy Arkansas will primarily use the proceeds to pay for costs incurred in the December 2000 ice storms. Entergy Louisiana and Entergy Mississippi will use the proceeds for general corporate purposes and working capital needs. The facilities have variable interest rates and the average commitment fee is 0.13%. The amounts and dates obtained for the facilities follow:

                                  Amount of
                 Company          Facility    Date Obtained

           Entergy Arkansas     $ 63 million  January 31, 2001
           Entergy Louisiana    $ 30 million  January 31, 2001
           Entergy Mississippi  $ 25 million  February 2, 2001

      In 2001, Entergy, Entergy Mississippi, and Entergy New Orleans requested an increase from the SEC in their current authorized short-term borrowing limits, which includes borrowings under the money pool. The increases requested are as follows:

              Company            Current Limit    Requested Limit

     Entergy Mississippi          $ 103 million     $ 160 million
     Entergy New Orleans           $ 35 million     $ 100 million
     Other Entergy subsidiaries   $ 265 million     $ 420 million

SEC approval of the request will increase the current SEC authorized short-term borrowing limits for the domestic utility companies and System Energy, which are effective through November 30, 2001, from $1.078 billion to $1.2 billion. Note 4 to the financial statements contains details of the amount of short-term indebtedness outstanding for Entergy, the domestic utility companies, and System Energy as of December 31, 2000.

      In 2000, long-term debt on Entergy's balance sheet were increased by approximately $750 million by the issuance of notes payable to NYPA in the Indian Point 3 and FitzPatrick acquisition. Also in 2000, the global power development business increased its borrowings under the Damhead Creek credit facility by approximately $164 million to finance construction of
the  plant.  Damhead Creek commenced commercial operation in 2001.   Note 7
to the financial statements more thoroughly discusses these long-term debts.

                   ENTERGY CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                      LIQUIDITY AND CAPITAL RESOURCES


Uses of Capital

      For the years 2001 through 2003, Entergy plans to spend $8.2 billion in a capital investment plan focused on improving service at the domestic utility companies and growing its global power development and domestic non-utility nuclear businesses. The estimated allocation in the plan is $2.6 billion to the domestic utility companies, $3.6 billion to the global power development business, and $2.0 billion to the domestic non-utility nuclear business. Management provides more information on construction expenditures and long-term debt and preferred stock maturities in Notes 5, 6, 7, and 9 to the financial statements.

     The capital investment plan discussed above is subject to modification based on the ongoing effects of transition to competition planning, the ability to recover the regulated utility costs in rates, and the proposed business combination with FPL Group. The Merger Agreement generally allows Entergy to continue business in the ordinary course consistent with past practice and contains certain restrictions on Entergy's activities, including restrictions on the issuance of securities, capital expenditures, dispositions, incurrence or guarantee of indebtedness, and trading or marketing of energy. Entergy does not believe that these covenants will constrain its capital investment plan. Under certain circumstances, if the Merger Agreement is terminated, a termination fee of $215 million may be payable by one of the parties. Additionally, the plan is contingent upon the ability to access the capital necessary to finance the planned expenditures, and significant borrowings may be necessary to implement these capital spending plans.

PUHCA Restrictions on Uses of Capital

      Entergy's ability to invest in domestic and foreign generation businesses is subject to the SEC's regulations under PUHCA. Absent SEC approval, these regulations limit Entergy Corporation's aggregate investment in domestic and foreign generation businesses at the time an investment is made to an amount equal to 50% of average consolidated retained earnings for the previous four quarters. In June 2000, the SEC issued an order that allows Entergy's EWG and FUCO investments to increase from 50% to 100% of Entergy's average consolidated retained earnings. As of December 31, 2000 Entergy's investments subject to this rule totaled $770 million constituting 25% of its average consolidated retained earnings.

       Entergy's ability to guarantee obligations of its non-utility subsidiaries is also limited by SEC regulations under PUHCA. In August 2000, the SEC issued an order, effective through December 31, 2005, that allows Entergy to issue up to $2 billion of guarantees to its non-utility companies, excluding guarantees outstanding as of that date that were issued under a previous order.

      Under PUHCA, the SEC imposes a limit equal to 15% of consolidated capitalization on the amount that may be invested in "energy-related" businesses without specific SEC approval. Entergy has made investments in energy-related businesses, including power marketing and trading. Entergy's available capacity to make additional investments at December 31, 2000 was approximately $1.8 billion.

                   ENTERGY CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                      LIQUIDITY AND CAPITAL RESOURCES

Other Uses of Capital by Entergy Corporation

      Under the terms of the Merger Agreement, Entergy will use its commercially reasonable efforts to purchase in open market transactions $430 million of its common stock prior to the close of the Merger. As of December 31, 2000, Entergy has repurchased 4.2 million shares for an aggregate amount of $145.6 million after the signing of the Merger Agreement. Prior to the date of the Merger Agreement, Entergy had been repurchasing shares under two Board authorizations. In October 1998, the Board approved a plan for the repurchase of Entergy common stock through December 31, 2001 to fulfill the requirements of various compensation and benefit plans. This stock repurchase plan provided for open market purchases of up to 5 million shares for an aggregate consideration of up to $250 million. In July 1999, the Board approved the commitment of up to an additional $750 million for the repurchase of Entergy common stock through December 31, 2001. Shares were repurchased on a discretionary basis. Prior to the date of the Merger Agreement, Entergy had repurchased 25.3 million shares for an aggregate amount of $652.5 million under these two Board authorizations.

      In 2000, Entergy Corporation paid $271.0 million in cash dividends on its common stock and received dividend payments and returns of capital totaling $918.3 million from subsidiaries. Declarations of dividends on Entergy's common stock are made at the discretion of the Board. The Board evaluates the level of Entergy common stock dividends based upon Entergy's earnings and financial strength. Dividend restrictions are discussed in
Note 8 to the financial statements. Under the Merger Agreement, Entergy can continue to pay dividends at existing levels with increases permitted up to 5% over the amount of the previous twelve-month period. In October 2000 and January 2001, the Board declared quarterly dividends of $0.315 per share on Entergy's common stock. This dividend level is an increase of 5% over the dividend level for the twelve-month period prior to the Merger Agreement.

Global Power Development Business

     Included in the capital investment plan for Entergy's global power development business are payments under an option it obtained in October 1999 to acquire twenty-four GE7FA advanced technology gas turbines, four steam turbines, and eight GE7EA advanced technology gas turbines. In the sale of the Freestone power project in June 2000, Entergy sold the rights to acquire four of the GE7EA turbines and two of the steam turbines. Deliveries of the remaining turbines are scheduled for 2001 through 2004. Management plans to use the turbines in future generation projects of the global power development business, and anticipates that the acquisition of the turbines will be funded by a combination of cash on hand, project financing, and other external financing. In addition, management expects that up to $225 million of the turbine acquisitions will be supported by Entergy Corporation guarantees.

       In 2000, Entergy's global power development business began construction of the Warren Power Project, a 300 MW combined-cycle gas turbine merchant power plant in Vicksburg, Mississippi. The construction costs are expected to be approximately $150 million. Management expects that commercial operation of the plant will begin in the summer of 2001.

Domestic Non-Utility Nuclear Business

     In November 2000, Entergy's domestic non-utility nuclear business purchased NYPA's 825 MW James A. FitzPatrick nuclear power plant located near Oswego, New York and NYPA's 980 MW Indian Point 3 nuclear power plant located in Westchester County, New York. Entergy paid NYPA $50 million in cash at the closing of the purchase, and will pay seven annual installments of approximately $108 million commencing one year from the date of the closing, and eight annual installments of $20 million commencing eight years from the date of the closing. Entergy currently projects that these installments will be paid primarily from the proceeds of the sale of power from the plants and that Entergy will provide an additional $100 million of funding.

                   ENTERGY CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                      LIQUIDITY AND CAPITAL RESOURCES

     Pursuant to the terms of the agreement with NYPA, the installment payments due by Entergy to NYPA must be secured by a letter of credit from an eligible financial institution. On November 21, 2000, upon closing of the acquisition of the NYPA plants, Entergy delivered a $577 million letter of credit, with NYPA as beneficiary, in accordance with the terms of such agreement. The letter of credit was backed by cash collateral, and this cash is reflected in the balance sheet as "Special deposits." In February 2001, Entergy replaced $440 million of the cash collateral with an Entergy Corporation guarantee. Most of the cash released by this guarantee was used to fund Entergy's cash contribution made for its interest in the Entergy/Koch Industries joint venture discussed below under "Joint Ventures."

      Included in the domestic non-utility nuclear business' capital investment plan is the acquisition of Consolidated Edison's (Con Edison) 957 MW Indian Point 2 nuclear power plant (IP2) located in Westchester County, New York. In November 2000, Entergy's domestic non-utility nuclear business signed an agreement with Con Edison to purchase the plant. Entergy will pay $600 million in cash at the closing of the purchase and will receive the plant, nuclear fuel, and other assets, including a purchase power agreement (PPA). The financing of the purchase may require the support of an Entergy Corporation guarantee. On the second anniversary of the IP2 acquisition, Entergy's domestic non-utility nuclear business will also begin to pay NYPA $10 million per year for up to 10 years in accordance with the Indian Point 3 purchase agreement. Under the PPA, Con Edison will purchase 100% of IP2's output through 2004. Con Edison will also transfer a $430 million decommissioning trust fund, along with the liability to decommission IP2 and Indian Point 1, to Entergy's domestic non-utility nuclear business. Management expects to close the acquisition by mid-2001, pending the approvals of the NRC, the New York Public Service Commission, and other regulatory agencies.

Joint Ventures

     On January 31, 2001, subsidiaries of Entergy and Koch Industries, Inc. formed a new limited partnership called Entergy-Koch, L.P. Entergy contributed its power marketing and trading business in the United States and the United Kingdom and made other contributions, including equity and loans, totaling $414 million. Koch Energy, Inc. contributed to the venture its 9,000-mile Koch Gateway Pipeline, gas storage facilities including the Bistineau storage facility near Shreveport, Louisiana, and Koch Energy Trading, which markets and trades electricity, gas, weather derivatives and other energy-related commodities and services.

      Entergy's global power development business has a 50% interest in RS Cogen LLC, a joint venture with PPG Industries. In August 2000, RS Cogen LLC completed a $242 million non-recourse financing for a 425 MW natural gas-fired, combined-cycle power plant, known as the Riverside project. In September 2000, construction of the plant began at estimated construction costs approximately equal to the amount of the financing arrangement. Management expects that commercial operation of the plant will begin in 2002.

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

                     Report of Independent Accountants



To the Board of Directors and Shareholders of Entergy Corporation:


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of retained earnings, comprehensive income and paid-in-capital and of cash flows (pages 74 through 79 and pages 147 through 209) present fairly, in all material respects, the financial position of Entergy Corporation and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PricewaterhouseCoopers LLP

New Orleans, Louisiana
February 1, 2001

                   ENTERGY CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS

     Entergy's consolidated earnings applicable to common stock were $679.3 million for the year ended December 31, 2000 resulting in increases in basic and diluted earnings per share of 33% and 32%, respectively. The increase in earnings per share was also affected by Entergy's share repurchase program. Entergy's consolidated earnings applicable to common stock were $552.5 million for the year ended December 31, 1999 resulting in a decrease in basic and diluted earnings per share of 25% compared with 1998.

      The changes in earnings applicable to common stock by operating segments for 2000 and 1999 as compared to the prior year are as follows:

                                       Increase/(Decrease)
 Operating Segments                      2000         1999
                                          (In Thousands)

 Domestic Utility and System Energy   $ 75,684      $ 29,020
 Power Marketing & Trading              20,133        15,049
 Domestic Non-Utility Nuclear           33,453        16,768
 Global Power Development               46,246       (23,550)
 Entergy London and CitiPower                -      (120,852)
 Other, including parent company       (48,681)     (103,045)
                                      --------     ---------
 Total                                $126,835     $(186,610)
                                      ========     =========

Other for 1998 included the results of operations for Efficient Solutions, Inc., Entergy Security, Inc., Entergy Power Edesur Holdings, and several telecommunications businesses that were sold between late 1998 and mid-1999. It also included the gains on the 1998 sales of Entergy London and CitiPower. See Note 14 to the financial statements for additional business segment information.

      The increase in 2000 earnings at the domestic utility companies and System Energy was primarily due to:

     o an increase in energy usage by customers;
     o an increase in revenues as a result of a warmer than normal spring and summer and a colder than normal winter;
     o a decrease of $21.4 million in interest and other charges;
     o a decrease of $45.5 million in reserves recorded in 2000 for potential rate actions; and
     o a $10.9 million decrease in preferred dividend requirements primarily due to the retirement of Entergy Gulf States' preference stock.

     The increases were partially offset by:

     o an increase of $95.8 million in operation and maintenance expense;
     o an increase of $44.5 million in depreciation and amortization expense;
     o an increase of $23.5 million in taxes other than income taxes; and
     o an increase in the effective income tax rate.

      The increase at the power marketing and trading business in 2000 was primarily due to:

     o improved trading performance in electricity;
     o increased long-term marketing of electricity; and
     o trading gains in natural gas in the current year due to natural gas prices reaching record high levels compared to trading losses in the prior year.

                   ENTERGY CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS

      The increase at the domestic non-utility nuclear business in 2000 was primarily due to the ownership of Pilgrim for the entire year compared to only six months in 1999, and the increase for 1999 was due to the purchase of Pilgrim in July 1999.

      The increase at the global power development business in 2000 was primarily due to $55.1 million of liquidated damages received from the Saltend contractor as compensation for lost operating margin from the plant due to construction delays.

      Other decreased in 2000 primarily due to the write-down of Entergy's investments in Latin America to their fair market values. Other decreased in 1999 primarily due to the non-recurring gains recorded on business sales in 1998.

     Entergy's income before taxes is discussed in two business categories, "Domestic Utility Companies and System Energy" and "Competitive Businesses". Competitive Businesses primarily includes power marketing and trading, domestic non-utility nuclear, global power development, and several businesses that were sold in 1998 and 1999.

Domestic Utility Companies and System Energy

     The changes in electric operating revenues for Entergy's domestic utility companies for 2000 and 1999 are as follows:

                                         Increase/(Decrease)
                Description                2000      1999
                                            (In Millions)

     Base revenues                        ($94.2)   $81.2
     Rate riders                           (17.1)  (164.1)
     Fuel cost recovery                    792.5    188.7
     Sales volume/weather                  107.1      5.3
     Other revenue (including unbilled)    135.8     74.3
     Sales for resale                       24.2    (50.3)
                                          ------   ------
     Total                                $948.3   $135.1
                                          ======   ======

Base revenues

      Base revenues decreased in 2000 primarily due to the non-recurring effect on 1999 revenues of the reversal of regulatory reserves associated with the accelerated amortization of accounting order deferrals discussed below.

     In 1999, base revenues increased primarily due to:

     o a $93.6 million reversal in June 1999 of regulatory reserves associated with the accelerated amortization of accounting order deferrals in conjunction with the settlement agreement in Entergy Gulf States' Texas 1996 and 1998 rate filings. The settlement agreement was approved by the PUCT in June 1999. The net income effect of this reversal is largely offset by the amortization of rate deferrals discussed below; and
     o a reduction in the amount of reserves recorded in 1999 at Entergy Gulf States compared to 1998 for the anticipated effects of rate proceedings in Texas.

                   ENTERGY CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS

     Partially offsetting these increases were:

     o annual base rate reductions implemented for Entergy Gulf States' Louisiana and Texas retail customers in 1998 and 1999 and Entergy Mississippi customers in 1999; and
     o reserves recorded by Entergy Gulf States related to the Louisiana jurisdiction, Entergy Louisiana, and Entergy New Orleans in 1999 for potential rate actions or rate refunds.

Rate riders

      Rate rider revenues do not impact earnings since specific incurred expenses offset them. In 1999, rate rider revenues decreased $164.1 million due to a revised Grand Gulf rider implemented at Entergy Arkansas and Entergy Mississippi, resulting in a corresponding decrease in the amortization of rate deferrals. The revised rider eliminated revenues attributable to the Grand Gulf phase-in plans, which were completed in 1998, and implemented the Grand Gulf Accelerated Recovery Tariff (GGART), allowing accelerated recovery and payment of a portion of the two companies' Grand Gulf purchased power obligations. The tariffs became effective in January 1999 and October 1998, respectively.

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

     Fuel cost recovery revenues increased in 2000 primarily due to:

     o increased fuel recovery factors at Entergy Arkansas, Entergy Gulf States in the Texas jurisdiction, and Entergy Mississippi; and
     o higher fuel and purchased power costs at Entergy Louisiana and Entergy New Orleans due to the increased market price of natural gas.

     Along with the increase in fuel cost recovery revenue, fuel and purchased power expenses increased by $794.2 million in 2000 primarily due to:

     o an increase in the market prices of purchased power, natural gas, and fuel oil; and
     o an increase in volume due to an increase in demand.

The increase in fuel and purchased power expenses was partially offset by a $23.5 million adjustment to the Entergy Arkansas deferred fuel balance to record deferred fuel costs that Entergy Arkansas expects to recover in the future through its fuel adjustment clause.

     In 1999, fuel cost recovery revenues increased primarily due to:

     o an increased fuel factor and a new fuel surcharge implemented by Entergy Gulf States in the Texas jurisdiction in 1999;
     o recovery of higher-priced fuel and purchased power costs at Entergy Louisiana due to nuclear outages at Waterford 3 in 1999; and
     o an increase in the energy cost recovery rate effective April 1999 and the completion of a customer refund obligation in 1998 which lowered 1998 fuel cost recovery at Entergy Arkansas.

                   ENTERGY CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS


     In 1999, fuel and purchased power expenses increased due to:

     o higher natural gas and purchased power prices as well as increased gas usage at Entergy Arkansas and Entergy Louisiana;
     o higher fuel recovery due to an increased fuel factor and fuel surcharge in Entergy Gulf States' Texas jurisdiction; and
     o an increased energy cost recovery rate in 1999 and the completion of a customer refund obligation in 1998 which lowered 1998 fuel cost recovery at Entergy Arkansas.

These increases were partially offset by decreased fuel expenses at Entergy Mississippi as a result of lower total generation.

Other effects on revenue

     Electric operating revenues also increased in 2000 due to:

     o increased sales volume due to increased usage by industrial, commercial, and residential customers;
     o increased sales due to weather conditions in 2000;
     o increased generation and subsequent sales from River Bend in 2000 as a result of a refueling outage in 1999; and
     o higher fuel prices included in unbilled revenues.

      Electric sales vary seasonally in response to weather, and usually peak in the summer. The effect of colder than normal winter weather conditions in 2000 contributed to the increase in electric sales. In 2000, electricity sales volume in the domestic utility companies' service territories increased 1,522.7 GWH due to the impact of weather conditions. Electric sales volume also increased 1,173.9 GWH due to higher demand by industrial, commercial, and residential customers. The number of customers in the domestic utility companies' service territories remained constant during these periods.

      Electric operating revenues also increased in 1999 primarily due to a change in estimated unbilled revenues, which more closely aligned the fuel component of unbilled revenues with regulatory treatment. This increase was partially offset by a decline in sales for resale due to the loss of certain municipal and co-op customer contracts at Entergy Arkansas.

Other operation and maintenance expenses

      Other operation and maintenance expenses increased $95.8 million in 2000 primarily due to:

     o increased property insurance expenses of $22.8 million primarily due to storm damage accruals related to the December 2000 ice storms at Entergy Arkansas and due to changes in storm damage reserve amortization at Entergy Arkansas, Entergy Louisiana, and Entergy Mississippi in accordance with regulatory treatment;
     o increased customer service expenses of $11.4 million primarily related to spending on vegetation management at Entergy Arkansas;
     o increased nuclear expenses of $17.2 million primarily from Entergy Arkansas and Entergy Gulf States;
     o an increase of $28.4 million primarily due to an increase in legal and contract expenses for the transition to retail open access at Entergy Arkansas and Entergy Gulf States and for legal services employed for rate-related proceedings at Entergy Louisiana; and
     o an increase of $21.9 million in plant maintenance expense primarily at Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and Entergy Mississippi.

                   ENTERGY CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS

     The increase in other operation and maintenance expenses in 2000 was partially offset by the following:

     o a $9.5 million larger nuclear insurance refund in 2000 compared to 1999; and
     o a decrease in injury and damages claims of $12.3 million.

      In 1999, other operation and maintenance expenses increased $68.3 million primarily due to:

     o increased customer service and reliability improvements throughout the system;
     o increases in storm damage accruals, employee pension and benefits, and environmental expenses; and
     o increases  in maintenance work at Entergy Arkansas  and  Entergy
       Mississippi.

Depreciation and amortization

     Depreciation and amortization expenses increased $44.5 million in 2000 primarily due to:

     o the review of plant-in-service dates for consistency with regulatory treatment that reduced depreciation expense by $17.7 million in August 1999;
     o increased depreciation of $14.0 million associated with the principal payment on the sale and leaseback of Grand Gulf 1; and
     o net capital additions primarily at Entergy Louisiana and Entergy Mississippi.

      In 1999, depreciation and amortization expenses decreased $32.8 million due to:

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

Interest charges

      Interest charges decreased $21.4 million in 2000 primarily due to an adjustment in 1999 at System Energy to the interest recorded for the potential refund to customers of its proposed rate increase pending at FERC. System Energy's proposed rate increase is discussed in Note 2 to the financial statements.

                   ENTERGY CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS


      In 1999, interest charges decreased due to the retirement and refinancing of long-term debt, partially offset by the interest recorded on the potential refund of System Energy's proposed rate increase.

Competitive Businesses

      The changes in operating revenues for the competitive businesses by operating segments in 2000 and 1999 are as follows:

                                       Increase/(Decrease)
                                        2000        1999
                                         (In Millions)

   Power Marketing & Trading          $(117.9)      $(605.7)
   Domestic Non-Utility Nuclear         188.4         104.6
   Global Power Development             201.4           0.1
   Entergy London and CitiPower             -      (2,215.1)
   Other                                (16.9)       (108.2)
                                       ------     ---------
   Total                               $255.0     $(2,824.3)
                                       ======     =========

      The decrease in 2000 for the power marketing and trading business results from decreased electricity and gas trading volumes. Although revenues decreased, the power marketing and trading business had an increase in operating income for the year ended December 31, 2000, primarily due to:

     o decreased purchased power expenses as discussed below;
     o improved trading performance in electricity;
     o increased long-term marketing of electricity; and
     o trading gains in natural gas in the current year due to natural gas prices reaching record high levels compared to trading losses in the prior year.

      The decrease in 1999 for the power marketing and trading business resulted primarily from decreased electricity trading volume due to significantly warmer weather in 1998 than in 1999. However, the impact on net income from these decreased revenues was more than offset by decreased fuel and purchased power expenses as discussed below, resulting in a smaller operating loss for this business for the year ended December 31, 1999 as compared to 1998.

     The increase in 2000 for the domestic non-utility nuclear business was primarily from the operation of the Pilgrim, Indian Point 3, and FitzPatrick plants. Pilgrim was purchased in July 1999 and Indian Point 3 and FitzPatrick were purchased in November 2000. The increase in 1999 for the domestic non-utility nuclear business was primarily from the operation of Pilgrim.

      The increase in 2000 for the global power development business was primarily due to the results from its interest in Highland Energy, which was acquired in June 2000, and the results from the Saltend plant, which began commercial operation in late November 2000. However, the impact on net income from increased revenues from the global power development business is offset by increased fuel and purchased power as discussed below.

      The decrease in 1999 for Entergy London and CitiPower was due to the sale of these businesses in 1998.

                   ENTERGY CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS


Fuel and purchased power expenses

      Fuel costs constitute the largest expense for the competitive businesses. Fuel and purchased power expenses increased $20.4 million in 2000, primarily due to Highland Energy's operations and increased expenses for the domestic non-utility nuclear business from Pilgrim contributing for all of 2000 compared with only six months in 1999, along with the acquisition of Indian Point 3 and FitzPatrick in November 2000.

      Partially offsetting the overall increase in 2000 in fuel and purchased power expenses is the decrease of $206.9 million from the power marketing and trading business attributable to decreased electricity and gas trading volumes.

     Fuel and purchased power expenses decreased in 1999 primarily due to:

     o the sales of London Electricity and CitiPower;
     o decreased electricity trading volume in the power marketing and trading business; and
     o a $44 million ($27 million net of tax) counterparty default incurred in 1998 by the power marketing and trading business.

These decreases were partially offset by increased gas trading volume in the power marketing and trading business.

Other operation and maintenance expenses

      Other operation and maintenance expenses increased $98.6 million in 2000 primarily from the operation of Pilgrim for all of 2000 compared with only six months in 1999, partially offset by a decrease in the elimination of mark-to-market profits on intercompany power transactions.

      Other operation and maintenance expenses decreased $349.7 million  in
1999  primarily due to the sales of London Electricity and CitiPower.   The
decrease was partially offset by:

     o an increase for the power marketing and trading business resulting primarily from increased risk management and back-office support; and
     o an increase for the domestic non-utility nuclear business resulting primarily from the operation of Pilgrim for six months in 1999.

Other income

      Other income decreased $38.5 million for the year ended December 31, 2000 primarily due to a $42.5 million ($27.6 million net of tax) write-down in 2000 to their estimated fair values of investments in Latin American projects. The decrease is also due to the absence of the following items that occurred in 1999:

     o a $26.7 million ($17 million net of tax) gain on the sale of Entergy Power Edesur Holdings in June 1999;
     o a $12.9 million ($8 million net of tax) gain on the sale of Entergy Hyperion Telecommunications in June 1999;
     o a $22.0 million ($6.4 million net of tax) gain on the sale of Entergy Security, Inc. in January 1999, including a true-up recognized in December 1999;
     o a $7.6 million ($4.9 million net of tax) favorable adjustment to the final sale price of CitiPower in January 1999; and
     o a more favorable experience on warranty reserves in 1999 for the businesses sold during 1998.

                   ENTERGY CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS

     Partially offsetting the overall decrease was the following in 2000:

     o liquidated damages of $55.1 million ($38.6 million net of tax) received from the Saltend contractor as compensation for lost operating margin from the Saltend plant due to construction delays;
     o an increase of $16.2 million in interest and dividend income; and
     o a $20.5 million ($13.3 million net of tax) gain in June 2000 on the sale of the global power development business' investment in the Freestone project located in Fairfield, Texas.

      Other income decreased in 1999 primarily due to the gains recorded in 1998 on the sales of Entergy London of $327.3 million ($246.8 million net of tax) and CitiPower of $29.8 million ($19.3 million net of tax). The decrease in 1999 was partially offset by the following:

     o interest income of $58.5 million in 1999 on the proceeds of the sales of Entergy London and CitiPower;
     o gains on sales of businesses in 1999, as listed above;
     o a $68.6 million ($35.9 million net of tax) loss on the sale of Efficient Solutions, Inc. (formerly Entergy Integrated Solutions, Inc.) in September 1998;
     o $32.8 million ($21.3 million net of tax) of write-downs of Entergy's investments in two Asian projects in 1998; and
     o favorable experience on warranty reserves for the businesses sold during 1998.

Interest charges

      Other interest charges increased $29.0 million in 2000 primarily due to:

     o the accretion of the decommissioning liability associated with Pilgrim; and
     o increased interest expense of $16.0 million related to borrowings on Entergy Corporation's short-term credit facility.

Income taxes

      The effective income tax rates for 2000, 1999, and 1998 were 40.3%, 37.5%, and 25.3%, respectively. The increase in 2000 was primarily due to the recognition in 1999 of deferred tax benefits related to the expected utilization of foreign tax credits resulting in lower income taxes.

     The effective income tax rate increased in 1999, partially offset by the recognition of foreign tax credits discussed above, primarily due to the following in 1998:

     o the recognition of $44 million of deferred tax benefits in 1998 related to expected utilization of Entergy's capital loss carryforwards; and
     o a $31.7 million reduction in taxes because of reductions in the UK corporation tax rate from 31% to 30% in the third quarter of 1998.


                  ENTERGY CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME

                                                                 For the Years Ended December 31,
                                                                  2000        1999           1998
                                                                (In Thousands, Except Share Data)
                    OPERATING REVENUES
Domestic electric                                              $7,219,686   $6,271,414    $6,136,322
Natural gas                                                       165,872      110,355       115,355
Steam products                                                          -       15,852        43,167
Competitive businesses                                          2,630,590    2,375,607     5,199,928
                                                              -----------   ----------   -----------
TOTAL                                                          10,016,148    8,773,228    11,494,772
                                                              -----------   ----------   -----------

                    OPERATING EXPENSES
Operating and Maintenance:
   Fuel, fuel-related expenses, and
     gas purchased for resale                                   2,645,835    2,082,875     1,706,028
   Purchased power                                              2,662,881    2,442,484     4,585,444
   Nuclear refueling outage expenses                               70,511       76,057        83,885
   Other operation and maintenance                              1,901,314    1,705,545     1,988,040
Decommissioning                                                    39,484       45,988        46,750
Taxes other than income taxes                                     370,344      339,284       362,153
Depreciation and amortization                                     746,125      698,881       938,179
Other regulatory charges - net                                      3,681       14,833        35,136
Amortization of rate deferrals                                     30,392      115,627       237,302
                                                              -----------   ----------   -----------
TOTAL                                                           8,470,567    7,521,574     9,982,917
                                                              -----------   ----------   -----------

OPERATING INCOME                                                1,545,581    1,251,654     1,511,855
                                                              -----------   ----------   -----------

                       OTHER INCOME
Allowance for equity funds used during construction                32,022       29,291        12,465
Gain (loss) on sale of assets - net                               (20,466)      71,926       274,941
Miscellaneous - net                                               190,129      154,423        85,618
                                                              -----------   ----------   -----------
TOTAL                                                             201,685      255,640       373,024
                                                              -----------   ----------   -----------

                INTEREST AND OTHER CHARGES
Interest on long-term debt                                        477,071      476,877       735,601
Other interest - net                                               85,635       82,471        65,047
Distributions on preferred securities of subsidiaries              18,838       18,838        42,628
Allowance for borrowed funds used during construction             (24,114)     (22,585)      (10,761)
                                                              -----------   ----------   -----------
TOTAL                                                             557,430      555,601       832,515
                                                              -----------   ----------   -----------

INCOME BEFORE INCOME TAXES                                      1,189,836      951,693     1,052,364

Income taxes                                                      478,921      356,667       266,735
                                                              -----------   ----------   -----------

CONSOLIDATED NET INCOME                                           710,915      595,026       785,629

Preferred dividend requirements and other                          31,621       42,567        46,560
                                                              -----------   ----------   -----------

EARNINGS APPLICABLE TO
COMMON STOCK                                                     $679,294     $552,459      $739,069
                                                              ===========   ==========   ===========
Earnings per average common share:
    Basic                                                           $3.00        $2.25         $3.00
    Diluted                                                         $2.97        $2.25         $3.00
Dividends declared per common share                                 $1.22        $1.20         $1.50
Average number of common shares outstanding:
    Basic                                                     226,580,449  245,127,460   246,396,469
    Diluted                                                   228,541,307  245,326,883   246,572,328

See Notes to Financial Statements.


                 ENTERGY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     For the Years Ended December 31,
                                                                                    2000          1999          1998
                                                                                               (In Thousands)
                             OPERATING ACTIVITIES
Consolidated net income                                                             $710,915      $595,026      $785,629
Noncash items included in net income:
  Amortization of  rate deferrals                                                     30,392       115,627       237,302
  Reserve for regulatory adjustments                                                  18,482        10,531       130,603
  Other regulatory charges - net                                                       3,681        14,833        35,136
  Depreciation, amortization, and decommissioning                                    785,609       744,869       984,929
  Deferred income taxes and investment tax credits                                   124,457      (189,465)      (64,563)
  Allowance for equity funds used during construction                                (32,022)      (29,291)      (12,465)
  (Gain) loss on sale of assets - net                                                 20,466       (71,926)     (274,941)
  Changes in working capital (net of effects from acquisitions and dispositions):
  Receivables                                                                       (437,146)        9,246        24,176
  Fuel inventory                                                                     (20,447)       (1,359)       28,439
  Accounts payable                                                                   543,606        35,233        31,229
  Taxes accrued                                                                       20,871       158,733        58,505
  Interest accrued                                                                    45,789       (56,552)      (37,937)
  Deferred fuel                                                                      (38,001)       10,583        63,991
  Other working capital accounts                                                     102,336        45,285        43,209
Provision for estimated losses and reserves                                            6,019       (59,464)     (133,880)
Changes in other regulatory assets                                                   (66,903)      (36,379)      (13,684)
Other                                                                                149,743        93,494       (49,996)
                                                                                  ----------    ----------    ----------
Net cash flow provided by operating activities                                     1,967,847     1,389,024     1,835,682
                                                                                  ----------    ----------    ----------

                              INVESTING ACTIVITIES
Construction/capital expenditures                                                 (1,493,717)   (1,195,750)   (1,143,612)
Allowance for equity funds used during construction                                   32,022        29,291        12,465
Nuclear fuel purchases                                                              (121,127)     (137,649)     (102,747)
Proceeds from sale/leaseback of nuclear fuel                                         117,154       137,093       128,210
Proceeds from sale of businesses                                                      61,519       351,082     2,275,014
Investment in other nonregulated/nonutility properties                              (238,062)      (81,273)      (85,014)
Proceeds from other temporary investments                                            321,351       956,356             -
Purchase of other temporary investments                                                    -      (321,351)     (947,444)
Decommissioning trust contributions and realized change in trust assets              (63,805)      (61,766)      (73,641)
Other regulatory investments                                                        (385,331)      (81,655)      (82,984)
Other                                                                                (44,016)      (42,258)             -
                                                                                  ----------    ----------    ----------
Net cash flow used in investing activities                                        (1,814,012)     (447,880)      (19,753)
                                                                                  ----------    ----------    ----------

See Notes to Financial Statements.

                  ENTERGY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     For the Years Ended December 31,
                                                                    2000          1999          1998
                                                                             (In Thousands)
                     FINANCING ACTIVITIES
Proceeds from the issuance of:
  Long-term debt                                                    904,522      1,113,370     1,904,074
  Common stock                                                       41,908         15,320        19,341
Retirement of:
  Long-term debt                                                   (181,329)    (1,195,451)   (3,151,680)
Repurchase of common stock                                         (550,206)      (245,004)       (2,964)
Redemption of preferred stock                                      (157,658)       (98,597)      (17,481)
Changes in short-term borrowings - net                              267,000       (165,506)      205,412
Dividends paid:
  Common stock                                                     (271,019)      (291,483)     (373,441)
  Preferred stock                                                   (32,400)       (43,621)      (46,809)
                                                                 ----------     ----------    ----------
Net cash flow provided by (used in) financing activities             20,818       (910,972)   (1,463,548)
                                                                 ----------     ----------    ----------

Effect of exchange rates on cash and cash equivalents                (5,948)          (948)        1,567
                                                                 ----------     ----------    ----------

Net increase in cash and cash equivalents                           168,705         29,224       353,948

Cash and cash equivalents at beginning of period                  1,213,719      1,184,495       830,547
                                                                 ----------     ----------    ----------

Cash and cash equivalents at end of period                       $1,382,424     $1,213,719    $1,184,495
                                                                 ==========     ==========    ==========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest - net of amount capitalized                           $505,414       $601,739      $833,728
    Income taxes                                                   $345,361       $373,537      $273,935
  Noncash investing and financing activities:
    Change in unrealized appreciation/(depreciation) of
       decommissioning trust assets                                ($11,577)       $41,582       $46,325
    Decommissioning trust fund acquired in Pilgrim acquisition            -       $428,284             -
    Acquisition of Indian Point 3 and FitzPatrick
       Fair value of assets acquired                               $917,667              -             -
       Initial cash paid at closing                                 $50,000              -             -
       Liabilities assumed and notes issued to seller              $867,667              -             -

 See Notes to Financial Statements.


                  ENTERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                                ASSETS

                                                                         December 31,
                                                                      2000           1999
                                                                         (In Thousands)
                        CURRENT ASSETS
Cash and cash equivalents:
  Cash                                                                $157,550       $108,198
  Temporary cash investments - at cost,
    which approximates market                                          640,038      1,105,521
  Special deposits                                                     584,836              -
                                                                   -----------    -----------
        Total cash and cash equivalents                              1,382,424      1,213,719
                                                                   -----------    -----------
Other temporary investments - at cost,
    which approximates market                                                -        321,351
Notes receivable                                                         3,608          2,161
Accounts receivable:
  Customer                                                             497,821        290,331
  Allowance for doubtful accounts                                       (9,947)        (9,507)
  Other                                                                395,518        213,939
  Accrued unbilled revenues                                            415,409        298,616
                                                                   -----------    -----------
    Total receivables                                                1,298,801        793,379
                                                                   -----------    -----------
Deferred fuel costs                                                    568,331        240,661
Fuel inventory - at average cost                                        93,679         73,231
Materials and supplies - at average cost                               425,357        392,403
Rate deferrals                                                          16,581         30,394
Deferred nuclear refueling outage costs                                 46,544         58,119
Prepayments and other                                                  122,690         78,567
                                                                   -----------    -----------
TOTAL                                                                3,958,015      3,203,985
                                                                   -----------    -----------

                OTHER PROPERTY AND INVESTMENTS
Investment in subsidiary companies - at equity                             214            214
Decommissioning trust funds                                          1,315,857      1,246,023
Non-utility property - at cost (less accumulated depreciation)         334,270        317,165
Non-regulated investments                                              331,604        198,003
Other - at cost (less accumulated depreciation)                         22,298         16,714
                                                                   -----------    -----------
TOTAL                                                                2,004,243      1,778,119
                                                                   -----------    -----------

                        UTILITY PLANT
Electric                                                            25,137,562     23,163,161
Plant acquisition adjustment                                           390,664        406,929
Property under capital lease                                           769,370        768,500
Natural gas                                                            190,989        186,041
Construction work in progress                                          936,785      1,500,617
Nuclear fuel under capital lease                                       277,673        286,476
Nuclear fuel                                                           157,603         87,693
                                                                   -----------    -----------
TOTAL UTILITY PLANT                                                 27,860,646     26,399,417
Less - accumulated depreciation and amortization                    11,364,021     10,898,661
                                                                   -----------    -----------
UTILITY PLANT - NET                                                 16,496,625     15,500,756
                                                                   -----------    -----------

               DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
  Rate deferrals                                                             -         16,581
  SFAS 109 regulatory asset - net                                      980,266      1,068,006
  Unamortized loss on reacquired debt                                  183,627        198,631
  Deferred fuel costs                                                   95,661              -
  Other regulatory assets                                              792,515        637,870
Long-term receivables                                                   29,575         32,260
Other                                                                1,024,700        533,732
                                                                   -----------    -----------
TOTAL                                                                3,106,344      2,487,080
                                                                   -----------    -----------

TOTAL ASSETS                                                       $25,565,227    $22,969,940
                                                                   ===========    ===========
See Notes to Financial Statements.

                      ENTERGY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                            December 31,
                                                                        2000           1999
                                                                           (In Thousands)
                      CURRENT LIABILITIES
Currently maturing long-term debt                                       $464,215       $194,555
Notes payable                                                            388,023        120,715
Accounts payable                                                       1,204,227        707,678
Customer deposits                                                        172,169        161,909
Taxes accrued                                                            451,811        445,677
Accumulated deferred income taxes                                        225,649         72,640
Nuclear refueling outage costs                                            10,209         11,216
Interest accrued                                                         172,033        129,028
Obligations under capital leases                                         156,907        178,247
Other                                                                    192,908        125,749
                                                                     -----------    -----------
TOTAL                                                                  3,438,151      2,147,414
                                                                     -----------    -----------

             DEFERRED CREDITS AND OTHER LIABILITIES
Accumulated deferred income taxes                                      3,249,083      3,310,340
Accumulated deferred investment tax credits                              494,315        519,910
Obligations under capital leases                                         201,873        205,464
FERC settlement - refund obligation                                       30,745         37,337
Other regulatory liabilities                                             218,172        199,139
Decommissioning                                                          749,708        703,453
Transition to competition                                                191,934        157,034
Regulatory reserves                                                      396,789        378,307
Accumulated provisions                                                   390,116        279,425
Other                                                                    853,137        527,027
                                                                     -----------    -----------
TOTAL                                                                  6,775,872      6,317,436
                                                                     -----------    -----------

Long-term debt                                                         7,732,093      6,612,583
Preferred stock with sinking fund                                         65,758         69,650
Preference stock                                                               -        150,000
Company-obligated mandatorily redeemable
  preferred securities of subsidiary trust holding
  solely junior subordinated deferrable debentures                       215,000        215,000

                      SHAREHOLDERS' EQUITY
Preferred stock without sinking fund                                     334,688        338,455
Common stock, $.01 par value, authorized 500,000,000
  shares; issued 248,094,614 shares in 2000 and
  247,082,345 shares in 1999                                               2,481          2,471
Paid-in capital                                                        4,660,483      4,636,163
Retained earnings                                                      3,190,639      2,786,467
Accumulated other comprehensive income:
    Cumulative foreign currency translation adjustment                   (73,998)       (68,782)
    Net unrealized investment losses                                      (1,035)        (5,023)
Less - treasury stock, at cost (28,490,031 shares in 2000 and
      8,045,434 shares in 1999)                                          774,905        231,894
                                                                     -----------    -----------
TOTAL                                                                  7,338,353      7,457,857
                                                                     -----------    -----------

Commitments and Contingencies (Notes 2, 9, 10, and 11)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $25,565,227    $22,969,940
                                                                     ===========    ===========
See Notes to Financial Statements.

                          ENTERGY CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF RETAINED EARNINGS, COMPREHENSIVE INCOME, AND PAID-IN CAPITAL

                                                                       For the Years Ended December 31,
                                                              2000                  1999                   1998
                                                                               (In Thousands)
                RETAINED EARNINGS
Retained Earnings - Beginning of period              $2,786,467            $2,526,888             $2,157,912

     Add  - Earnings applicable to common stock         679,294  $679,294     552,459   $552,459     739,069   $739,069

     Deduct:
        Dividends declared on common stock              275,929               294,352                369,498
        Capital stock and other expenses                   (807)               (1,472)                   595
                                                     ----------            ----------             ----------
              Total                                     275,122               292,880                370,093
                                                     ----------            ----------             ----------
Retained Earnings - End of period                    $3,190,639            $2,786,467             $2,526,888
                                                     ==========            ==========             ==========




ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance at beginning of period                         ($73,805)             ($46,739)              ($69,817)
Foreign currency translation adjustments                 (5,216)   (5,216)    (22,043)   (22,043)     23,078     23,078
Net unrealized investment gains (losses)                  3,988     3,988      (5,023)    (5,023)          -          -
                                                       --------              --------               --------
Balance at end of period                               ($75,033)             ($73,805)              ($46,739)
                                                       ========  --------    ========   --------    ========   --------
Comprehensive Income                                             $678,066               $525,393               $762,147
                                                                 ========               ========               ========




                 PAID-IN CAPITAL
Paid-in Capital - Beginning of period                $4,636,163            $4,630,609             $4,613,572

     Add:
       Common stock issuances related to stock plans     24,320                 5,554                 17,037
                                                     ----------            ----------             ----------

Paid-in Capital - End of period                      $4,660,483            $4,636,163             $4,630,609
                                                     ==========            ==========             ==========


See Notes to Financial Statements.


                 ENTERGY CORPORATION AND SUBSIDIARIES

            SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON

                                     2000          1999      1998 (1)     1997 (2)    1996 (3)
                                    (In Thousands, Except Percentages and Per Share Amounts)
Operating revenues               $10,016,148  $ 8,773,228  $11,494,772  $ 9,538,926  $ 7,163,526
Consolidated net income          $   710,915  $   595,026  $   785,629  $   300,899  $   490,563
Earnings per share
     Basic                       $      3.00  $      2.25  $      3.00  $      1.03  $      1.83
     Diluted                     $      2.97  $      2.25  $      3.00  $      1.03  $      1.83
Dividends declared per share     $      1.22  $      1.20  $      1.50  $      1.80  $      1.80
Return on average common equity        9.62%        7.77%       10.71%        3.71%        6.41%
Book value per share, year-end   $     31.89  $     29.78  $     28.82  $     27.23  $     28.51
Total assets                     $25,565,227  $22,969,940  $22,836,694  $27,000,700  $22,956,025
Long-term obligations (4)        $ 8,214,724  $ 7,252,697  $ 7,349,349  $10,154,330  $ 8,335,150

(1) Includes the effects of the sales of London Electricity and CitiPower in December 1998.

(2) Includes the effects of the London Electricity acquisition in February 1997.

(3)  Includes the effects of the CitiPower acquisition in January 1996.

(4) Includes long-term debt (excluding currently maturing debt), preferred stock with sinking fund, preference stock, preferred securities of subsidiary trusts and partnership, and noncurrent capital lease obligations.

                           2000          1999         1998         1997         1996
                                             (Dollars In Thousands)
Domestic Electric Operating Revenues:
   Residential          $2,524,529    $2,231,091   $2,299,317   $2,271,363   $2,277,647
   Commercial            1,699,699     1,502,267    1,513,050    1,581,878    1,573,251
   Industrial            2,177,236     1,878,363    1,829,085    2,018,625    1,987,640
   Governmental            185,286       163,403      172,368      171,773      169,287
                        ---------------------------------------------------------------
     Total retail        6,586,750     5,775,124    5,813,820    6,043,639    6,007,825
   Sales for resale        423,519       397,844      448,842      359,881      376,011
   Other (1)               209,417        98,446     (126,340)     135,311       67,104
                        ---------------------------------------------------------------
     Total              $7,219,686    $6,271,414   $6,136,322   $6,538,831   $6,450,940
                        ===============================================================
Billed Electric Energy
 Sales (GWH):
   Residential              31,998        30,631       30,935       28,286       28,303
   Commercial               24,657        23,775       23,177       21,671       21,234
   Industrial               43,956        43,549       43,453       44,649       44,340
   Governmental              2,605         2,564        2,659        2,507        2,449
                        ---------------------------------------------------------------
     Total retail          103,216       100,519      100,224       97,113       96,326
   Sales for resale          9,794         9,714       11,187        9,707       10,583
                        ---------------------------------------------------------------
     Total                 113,010       110,233      111,411      106,820      106,909
                        ===============================================================

(1)  1998 includes the effect of a reserve for rate refund at Entergy
     Gulf States.

                     Report of Independent Accountants



To the Board of Directors and Shareholders of Entergy Arkansas, Inc.:


In our opinion, the accompanying balance sheets and the related statements of income, of retained earnings and of cash flows (pages 86 through 91 and pages 147 through 209) present fairly, in all material respects, the financial position of Entergy Arkansas, Inc. at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PricewaterhouseCoopers LLP

New Orleans, Louisiana
February 1, 2001

                          ENTERGY ARKANSAS, INC.

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS

Net Income

      Net income increased in 2000 primarily due to increased electric operating revenues and lower regulatory charges, partially offset by increased operation and maintenance expenses.

      Net income decreased in 1999 primarily due to decreased electric operating revenues and increased operation and maintenance expenses, partially offset by lower regulatory charges.

Revenues and Sales

     The changes in electric operating revenues for the twelve months ended December 31, 2000 and 1999 are as follows:

                                       Increase/(Decrease)
            Description                  2000       1999
                                          (In Millions)

Base revenues                            ($6.5)      $4.5
Rate riders                              (21.8)     (68.2)
Fuel cost recovery                        61.8       36.4
Sales volume/weather                      30.8        3.8
Other revenue (including unbilled)        47.6      (25.2)
Sales for resale                         108.8      (18.1)
                                        ------     ------
Total                                   $220.7     ($66.8)
                                        ======     ======

Rate riders

      Rate rider revenues have no material effect on net income because specific incurred expenses offset them.

      In 2000, rate rider revenues decreased as a result of the decreased ANO Decommissioning and Grand Gulf rate riders, both of which became effective in January 2000. The ANO Decommissioning rider allows Entergy Arkansas to recover the decommissioning costs associated with ANO 1 and 2. The Grand Gulf rate rider allows Entergy Arkansas to recover its recoverable share of operating costs for Grand Gulf 1.

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

                          ENTERGY ARKANSAS, INC.

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS


      Fuel cost recovery revenues increased in 2000 primarily due to an increase in the energy cost rate in April 2000, which is determined annually by a formula in the energy cost recovery rider (Rider ECR) in April 2000. The increase in the energy cost rate allows Entergy Arkansas to recover previously deferred fuel expenses. Rider ECR is discussed further in Note 2 to the financial statements.

      Fuel cost recovery revenues increased in 1999 due to an increase in the energy cost recovery rider, effective in April 1999, and the completion of a customer refund obligation in 1998, which lowered 1998 fuel cost recovery.

Sales volume/weather

      Sales volume increased in 2000 primarily due to increased usage by industrial, commercial, and residential customers, as well as the effect of more favorable weather on the residential and commercial sectors.

Other revenue (including unbilled)

      In 2000, other revenue increased primarily as a result of a change in estimated unbilled revenues and a $13.4 million adjustment to third quarter 1999 unbilled revenues that excluded fuel recovery and rate rider revenues from the unbilled balance in accordance with regulatory treatment. The change in estimate is discussed below. Unbilled revenues also increased due to greater unbilled volume and the addition of unbilled revenue for wholesale customers to the unbilled balance.

      In 1999, other revenue decreased primarily as a result of a change in estimated unbilled revenues in the second quarter and, to a lesser extent, less favorable weather for the unbilled period of 1999. The changed estimate more closely aligns the fuel component of unbilled revenue with its regulatory treatment. Comparative impacts are also affected by seasonal impacts on demand.

Sales for resale

     In 2000, sales for resale increased primarily due to an increase in the market price of electricity.

     In 1999, sales for resale decreased due to the loss of certain municipal and co-op customer contracts.

Expenses

Fuel and purchased power expenses

     In 2000, fuel and purchased power expenses increased primarily due to:

     o an increase in the market price of natural gas;
     o an increase in the market price of purchased power; and
     o increased purchased power volume due to increased demand for electricity and to offset decreased nuclear generation due to maintenance, inspection, and refueling outages during the year.

The increased fuel and purchased power expenses were partially offset by a $23.5 million adjustment to the deferred fuel balance as a result of the 1999 and 2000 ECR filings. This adjustment reflects deferred costs that Entergy Arkansas expects to recover in the future.

                          ENTERGY ARKANSAS, INC.

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS


     In 1999, fuel and purchased power expenses increased primarily due to:

     o higher-priced gas generation as a result of refueling outages at ANO 1 and ANO 2, a mid-cycle maintenance outage at ANO 2, limited coal capability at White Bluff during parts of the year, and displacement of higher priced purchased power;
     o increased purchased power costs due to higher market prices in July and August 1999; and
     o an increase in the energy cost recovery rate in April 1999 and the completion of a customer refund obligation in 1998 which lowered 1998 fuel cost recovery.

The increase in the energy cost recovery rate allows Entergy Arkansas to recover previously under-recovered fuel expenses.

Other operation and maintenance

      Other operation and maintenance expenses increased for 2000 primarily due to:

     o an increase in property damage expense of $14.5 million due to December 2000 ice storms;
     o an increase in nuclear expenses of $7.9 million related to maintenance and inspection outages and the steam generator replacement project at ANO 2;
     o an increase in spending of $7.1 million on vegetation management;
     o an increase in plant maintenance expense of $5.0 million; and
     o an increase in spending of $4.5 million for outside services employed related primarily to legal and contract services for transition work.

      Other operation and maintenance expenses increased for 1999 primarily due to:

     o an increase in customer service costs of $12.9 million related to tree trimming around power lines;
     o an increase in plant maintenance costs of $7.9 million;
     o an increase in employee pension and benefits costs of $5.0 million;
       and
     o an increase in administrative and general salaries expense of $4.5 million.

Decommissioning

     Decommissioning expense decreased primarily due to a true-up of the decommissioning liability in June 2000 for previous over-accruals.

Other regulatory charges (credits)

     In 2000, other regulatory credits increased primarily due to:

     o a $16.6 million under-recovery of Grand Gulf 1 costs as a result of a decreased rate rider that became effective in January 2000 as ordered by the APSC;
     o the recording of a regulatory asset for certain transition costs expected to be recovered in a customer transition tariff; and
     o accruals in 1999 of excess earnings in the transition cost account.

Accruals previously made in 2000 for estimated excess earnings were reversed in order to offset expenses related to the December ice storms.

                          ENTERGY ARKANSAS, INC.

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS


      In 1999, other regulatory charges decreased primarily as a result of lower accruals for transition costs in 1999, partially offset by the 1998 reversal of the 1997 reserve recorded for the low-level radioactive waste facility.

      The transition cost account and the December 2000 ice storms are discussed in more detail in Note 2 to the financial statements.

Amortization of rate deferrals

      In 1999, amortization of rate deferrals decreased due to the November 1998 completion of the Grand Gulf 1 rate phase-in plan. These phase-ins had no material effect on net income.

Other

Interest charges

     Interest charges increased in 2000 due to the issuance of $100 million of long-term debt in March 2000.

      Interest charges decreased in 1999 due to the retirement of certain long-term debt and decreased borrowings for funds used during construction. These decreases were partially offset by an adjustment for interest expense on an income tax settlement from prior years.

Income taxes

      The effective income tax rates for 2000, 1999, and 1998 were 42.3%, 43.8%, and 39.1%, respectively.

      The effective income tax rate increased in 1999 primarily due to accelerated tax depreciation deductions for which deferred taxes have not been previously normalized, reflecting a shorter tax life on certain assets.


                          ENTERGY ARKANSAS, INC.
                            INCOME STATEMENTS

                                                       For the Years Ended December 31,
                                                         2000        1999        1998
                                                                (In Thousands)
                OPERATING REVENUES
Domestic electric                                     $1,762,635  $1,541,894  $1,608,698
                                                      ----------  ----------  ----------
                OPERATING EXPENSES
Operating and Maintenance:
   Fuel, fuel-related expenses, and
     gas purchased for resale                            258,294     257,946     204,318
   Purchased power                                       560,793     455,425     419,947
   Nuclear refueling outage expenses                      25,884      29,857      32,046
   Other operation and maintenance                       427,409     389,462     358,006
Decommissioning                                            3,845      10,670      15,583
Taxes other than income taxes                             39,662      36,669      37,223
Depreciation and amortization                            169,806     161,234     165,853
Other regulatory charges (credits) - net                 (33,078)      5,230      45,658
Amortization of rate deferrals                                 -           -      75,249
                                                      ----------  ----------  ----------
TOTAL                                                  1,452,615   1,346,493   1,353,883
                                                      ----------  ----------  ----------

OPERATING INCOME                                         310,020     195,401     254,815
                                                      ----------  ----------  ----------

                   OTHER INCOME
Allowance for equity funds used during construction       15,020      12,866       5,921
Gain (loss) on sale of assets                                 (8)          -       1,777
Miscellaneous - net                                        4,339       3,622      12,292
                                                      ----------  ----------  ----------
TOTAL                                                     19,351      16,488      19,990
                                                      ----------  ----------  ----------

            INTEREST AND OTHER CHARGES
Interest on long-term debt                                88,140      80,800      86,772
Other interest - net                                       8,360      11,123       4,813
Distributions on preferred securities of subsidiary        5,100       5,100       5,100
Allowance for borrowed funds used during construction     (9,788)     (8,459)     (4,205)
                                                      ----------  ----------  ----------
TOTAL                                                     91,812      88,564      92,480
                                                      ----------  ----------  ----------

INCOME BEFORE INCOME TAXES                               237,559     123,325     182,325

Income taxes                                             100,512      54,012      71,374
                                                      ----------  ----------  ----------

NET INCOME                                               137,047      69,313     110,951

Preferred dividend requirements and other                  7,776      10,854      10,201
                                                      ----------  ----------  ----------

EARNINGS APPLICABLE TO
COMMON STOCK                                            $129,271     $58,459    $100,750
                                                      ==========  ==========  ==========
See Notes to Financial Statements.

                             ENTERGY ARKANSAS, INC.
                            STATEMENTS OF CASH FLOWS

                                                                For the Years Ended December 31,
                                                                 2000          1999        1998
                                                                          (In Thousands)
                   OPERATING ACTIVITIES
Net income                                                       $137,047      $69,313    $110,951
Noncash items included in net income:
  Amortization of rate deferrals                                        -            -      75,249
  Other regulatory charges (credits) - net                        (33,078)       5,230      45,658
  Depreciation, amortization, and decommissioning                 173,651      171,904     181,436
  Deferred income taxes and investment tax credits                 39,776       22,421     (12,293)
  Allowance for equity funds used during construction             (15,020)     (12,866)     (5,921)
  (Gain) loss on sale of assets                                         8            -      (1,777)
Changes in working capital:
  Receivables                                                     (47,647)      40,375      61,143
  Fuel inventory                                                   (6,512)      (4,633)      8,317
  Accounts payable                                                141,172       56,985      (7,911)
  Taxes accrued                                                     1,731      (30,054)     (8,742)
  Interest accrued                                                  5,246       (2,908)     (3,541)
  Deferred fuel costs                                              35,993       38,814     (17,575)
  Other working capital accounts                                   17,162        2,444      (6,845)
Provision for estimated losses and reserves                          (895)      (8,116)      2,032
Changes in other regulatory assets                                (85,452)      45,898     (13,029)
Other                                                              58,378      (42,249)     41,499
                                                                ---------    ---------   ---------
Net cash flow provided by operating activities                    421,560      352,558     448,651
                                                                ---------    ---------   ---------

                   INVESTING ACTIVITIES
Construction expenditures                                        (369,370)    (238,009)   (190,459)
Allowance for equity funds used during construction                15,020       12,866       5,921
Nuclear fuel purchases                                            (44,722)     (32,517)    (45,845)
Proceeds from sale/leaseback of nuclear fuel                       44,722       32,517      42,055
Decommissioning trust contributions and realized
    change in trust assets                                        (15,761)     (17,746)    (25,929)
Other regulatory investments                                      (97,343)     (39,243)    (39,860)
                                                                ---------    ---------   ---------
Net cash flow used in investing activities                       (467,454)    (282,132)   (254,117)
                                                                ---------    ---------   ---------

                   FINANCING ACTIVITIES
Proceeds from issuance of:
  Long-term debt                                                   99,381            -           -
Retirement of:
  Long-term debt                                                     (220)     (39,607)   (151,424)
Redemption of preferred stock                                           -      (22,666)     (9,000)
Dividends paid:
  Common stock                                                    (44,600)     (82,700)    (92,600)
  Preferred stock                                                  (7,691)     (11,696)    (10,407)
                                                                ---------    ---------   ---------
Net cash flow provided by (used in) financing activities           46,870     (156,669)   (263,431)
                                                                ---------    ---------   ---------

Net increase (decrease) in cash and cash equivalents                  976      (86,243)    (68,897)

Cash and cash equivalents at beginning of period                    6,862       93,105     162,002
                                                                ---------    ---------   ---------

Cash and cash equivalents at end of period                         $7,838       $6,862     $93,105
                                                                =========    =========   =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest - net of amount capitalized                            $91,291      $94,872     $95,050
  Income taxes                                                    $60,291      $61,273     $91,407
 Noncash investing and financing activities:
  Change in unrealized appreciation/(depreciation) of
   decommissioning trust assets                                   ($3,920)     $22,980     $26,782

See Notes to Financial Statements.


                           ENTERGY ARKANSAS, INC.
                               BALANCE SHEETS
                                   ASSETS

                                                                   December 31,
                                                               2000           1999
                                                                  (In Thousands)
                     CURRENT ASSETS
Cash and cash equivalents                                        $7,838        $6,862
Accounts receivable:
  Customer                                                       98,550        73,357
  Allowance for doubtful accounts                                (1,667)       (1,768)
  Associated companies                                           22,286        26,816
  Other                                                          26,221        11,625
  Accrued unbilled revenues                                      65,887        53,600
                                                             ----------    ----------
    Total receivables                                           211,277       163,630
                                                             ----------    ----------
Deferred fuel costs                                             102,970        41,620
Fuel inventory - at average cost                                  9,809         3,297
Materials and supplies - at average cost                         80,682        85,612
Deferred nuclear refueling outage costs                          23,541        28,119
Prepayments and other                                             5,540         6,480
                                                             ----------    ----------
TOTAL                                                           441,657       335,620
                                                             ----------    ----------

             OTHER PROPERTY AND INVESTMENTS
Investment in subsidiary companies - at equity                   11,217        11,215
Decommissioning trust funds                                     355,852       344,011
Non-utility property - at cost (less accumulated depreciation)    1,469         1,463
Other - at cost (less accumulated depreciation)                   3,032         3,033
                                                             ----------    ----------
TOTAL                                                           371,570       359,722
                                                             ----------    ----------

                     UTILITY PLANT
Electric                                                      5,274,066     4,854,433
Property under capital lease                                     40,289        44,471
Construction work in progress                                    87,389       267,091
Nuclear fuel under capital lease                                107,023        85,725
Nuclear fuel                                                      6,720         9,449
                                                             ----------    ----------
TOTAL UTILITY PLANT                                           5,515,487     5,261,169
Less - accumulated depreciation and amortization              2,449,821     2,401,021
                                                             ----------    ----------
UTILITY PLANT - NET                                           3,065,666     2,860,148
                                                             ----------    ----------

            DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
  SFAS 109 regulatory asset - net                               162,952       192,344
  Unamortized loss on reacquired debt                            44,428        48,193
  Other regulatory assets                                       221,805       106,959
Other                                                             4,775        14,125
                                                             ----------    ----------
TOTAL                                                           433,960       361,621
                                                             ----------    ----------

TOTAL ASSETS                                                 $4,312,853    $3,917,111
                                                             ==========    ==========
See Notes to Financial Statements.


                         ENTERGY ARKANSAS, INC.
                             BALANCE SHEETS
                  LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                       December 31,
                                                                   2000           1999
                                                                      (In Thousands)
                    CURRENT LIABILITIES
Currently maturing long-term debt                                     $100          $220
Notes payable                                                          667           667
Accounts payable:
  Associated companies                                              94,776        81,958
  Other                                                            231,313       102,959
Customer deposits                                                   29,775        26,320
Taxes accrued                                                       40,263        38,532
Accumulated deferred income taxes                                   55,127        38,649
Interest accrued                                                    27,624        22,378
Obligations under capital leases                                    45,962        55,150
Other                                                               14,942        11,598
                                                                ----------    ----------
TOTAL                                                              540,549       378,431
                                                                ----------    ----------

          DEFERRED CREDITS AND OTHER LIABILITIES
Accumulated deferred income taxes                                  715,891       713,622
Accumulated deferred investment tax credits                         88,264        94,852
Obligations under capital leases                                   101,350        75,045
Other regulatory liabilities                                        84,642        88,563
Transition to competition                                          119,553       109,933
Accumulated provisions                                              42,393        43,288
Other                                                               64,267        51,015
                                                                ----------    ----------
TOTAL                                                            1,216,360     1,176,318
                                                                ----------    ----------

Long-term debt                                                   1,239,712     1,130,801
Company-obligated mandatorily redeemable
  preferred securities of subsidiary trust holding
  solely junior subordinated deferrable debentures                  60,000        60,000

                   SHAREHOLDERS' EQUITY
Preferred stock without sinking fund                               116,350       116,350
Common stock, $0.01 par value, authorized 325,000,000
   shares; issued and outstanding 46,980,196 shares in 2000
  and 1999                                                             470           470
Paid-in capital                                                    591,127       591,127
Retained earnings                                                  548,285       463,614
                                                                ----------    ----------
TOTAL                                                            1,256,232     1,171,561
                                                                ----------    ----------

Commitments and Contingencies (Notes 2, 9, and 10)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $4,312,853    $3,917,111
                                                                ==========    ==========
See Notes to Financial Statements.

                         ENTERGY ARKANSAS, INC.
                     STATEMENTS OF RETAINED EARNINGS

                                              For the Years Ended December 31,
                                               2000        1999        1998
                                                      (In Thousands)

Retained Earnings, January 1                  $463,614   $487,855    $479,705

  Add:
    Net income                                 137,047     69,313     110,951

  Deduct:
    Dividends declared:
      Preferred stock                            7,776      9,223      10,201
      Common stock                              44,600     82,700      92,600
    Capital stock expenses and other                 -      1,631           -
                                              --------   --------    --------
        Total                                   52,376     93,554     102,801
                                              --------   --------    --------

Retained Earnings, December 31 (Note 8)       $548,285   $463,614    $487,855
                                              ========   ========    ========

See Notes to Financial Statements.

                        ENTERGY ARKANSAS, INC.

            SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON


                              2000        1999        1998        1997        1996
                                                  (In Thousands)
Operating revenues         $1,762,635  $1,541,894  $1,608,698  $1,715,714  $1,743,433
Net income                 $  137,047  $   69,313  $  110,951  $  127,977  $  157,798
Total assets               $4,312,853  $3,917,111  $4,006,651  $4,106,877  $4,153,817
Long-term obligations (1)  $1,401,062  $1,265,846  $1,335,248  $1,419,728  $1,439,355

(1) Includes long-term debt (excluding currently maturing debt), preferred securities of subsidiary trust, and noncurrent capital lease obligations.

                                 2000        1999        1998        1997        1996
                                                 (Dollars In Thousands)
Electric Operating Revenues:
   Residential                  $561,363    $533,245     $562,325    $551,821    $546,100
   Commercial                    307,320     288,677      288,816     332,715     323,328
   Industrial                    353,046     335,824      330,016     372,083     364,943
   Governmental                   14,935      14,606       14,640      18,200      16,989
                              -----------------------------------------------------------
     Total retail              1,236,664   1,172,352    1,195,797   1,274,819   1,251,360
   Sales for resale:
     Associated companies        245,541     178,150      149,603     213,845     248,211
     Non-associated companies    234,873     193,449      240,090     215,249     207,887
   Other                          45,557      (2,057)      23,208      11,801      35,975
                              -----------------------------------------------------------
     Total                    $1,762,635  $1,541,894   $1,608,698  $1,715,714  $1,743,433
                              ===========================================================
Billed Electric Energy
 Sales (GWH):
   Residential                     6,791       6,493        6,613       5,988       6,023
   Commercial                      5,063       4,880        4,773       4,445       4,390
   Industrial                      7,240       7,054        6,837       6,647       6,487
   Governmental                      239         237          233         239         234
                              -----------------------------------------------------------
     Total retail                 19,333      18,664       18,456      17,319      17,134
   Sales for resale:
     Associated companies          6,513       7,592        6,500       9,557      10,471
     Non-associated companies      5,537       4,868        5,948       6,828       6,720
                              -----------------------------------------------------------
     Total                        31,383      31,124       30,904      33,704      34,325
                              ===========================================================


                     Report of Independent Accountants



To the Board of Directors and Shareholders of Entergy Gulf States, Inc.:


In our opinion, the accompanying balance sheets and the related statements of income, of retained earnings and of cash flows (pages 99 through 103 and pages 147 through 209) present fairly, in all material respects, the financial position of Entergy Gulf States, Inc. at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PricewaterhouseCoopers LLP

New Orleans, Louisiana
February 1, 2001

                         ENTERGY GULF STATES, INC.

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS

Net Income


      Net income increased in 2000 primarily due to increased sales volume, increased unbilled revenue, increased wholesale revenue, and decreased regulatory reserves.

      Net income increased in 1999 primarily due to increased unbilled revenues, decreased provisions for rate refunds in 1999, decreased depreciation and amortization expenses, and decreased interest expense, partially offset by increased operation and maintenance expenses.

Revenues and Sales


Electric operating revenues

     The changes in electric operating revenues for the twelve months ended December 31, 2000 and 1999 are as follows:

                                       Increase/(Decrease)
            Description                 2000       1999
                                          (In Millions)

Base revenues                            ($83.2)   $146.4
Fuel cost recovery                        342.5     104.9
Sales volume/weather                       40.7       1.0
Other revenue (including unbilled)         29.8      31.3
Sales for resale                           58.7      21.2
                                         ------    ------
Total                                    $388.5    $304.8
                                         ======    ======

Base revenues

     In 2000, base revenues decreased primarily due to the reversal in 1999 of regulatory reserves discussed below associated with the accelerated amortization of accounting order deferrals and rate refunds in conjunction with the Texas rate settlement.

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

     Partially offsetting these increases in 1999 were:

     o annual base rate reductions of $87 million and $18 million that were implemented for Louisiana retail customers in February and August 1998, respectively;
     o annual base rate reductions of $69 million and $4.2 million that were implemented for Texas retail customers in December 1998 and March 1999, respectively; and
     o reserves recorded in the Louisiana jurisdiction in 1999 for the estimated outcomes of earnings reviews.

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

     In 2000, fuel cost recovery revenues increased primarily due to increased market prices for fuel and purchased power, resulting in an increased recovery of $226.7 million in the Louisiana jurisdiction. Fuel cost recovery revenues increased in the Texas jurisdiction by $82.4 million due to a higher fuel recovery factor that became effective in September 1999 and by $33.4 million due to a fuel surcharge implemented in January 2000.

      In 1999, fuel cost recovery revenues increased due to a higher fuel factor in 1999 and a fuel surcharge implemented in February 1999 in the Texas jurisdiction. This increase was partially offset by reduced fuel recovery in the Louisiana jurisdiction primarily due to lower fuel and purchased power costs in 1999.

Sales volume/weather

      In 2000, sales volume increased due to more favorable weather affecting residential and commercial customers, as well as an increase in the number of residential and commercial customers.

Other revenue

      In 2000, other revenue increased primarily due to increased unbilled revenues due to the effect of a change in estimate on unbilled revenue, more favorable weather, and increased sales volume.

      In 1999, other revenue increased primarily due to a change in estimated unbilled revenues. The estimate more closely aligns the fuel component of unbilled revenues with regulatory treatment.

Sales for resale

      In 2000, sales for resale increased primarily due to increased sales volume including sales of energy from the non-regulated piece of River Bend to affiliated companies. Sales for resale also increased due to increased generation, particularly nuclear generation, resulting in more energy available for resale. Nuclear generation was down in 1999 as a result of a nuclear refueling outage.

      In 1999, sales for resale increased primarily due to increased sales to associated companies due to higher market prices and outages at affiliate plants in 1999.

Gas and steam operating revenues

      Gas operating revenues increased in 2000 due to an increase in the market price for natural gas as well as increased sales volume in the residential and commercial sectors.

                         ENTERGY GULF STATES, INC.

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS


      In 1999, gas operating revenues decreased primarily due to lower prices of gas purchased for resale as well as decreased usage as a result of warmer winter weather, particularly in the residential and commercial sectors.

      In 2000 and in 1999, steam operating revenues decreased primarily due to a new lease arrangement that began in June 1999 for the Louisiana Station generating facility. Under the terms of this new lease, revenues and expenses are now classified as other income. The previous classifications were steam operating revenues and other operation and maintenance expenses.

Expenses

Fuel and purchased power

     In 2000, fuel and purchased power expenses increased primarily due to:

     o higher market prices for gas and purchased power;
     o increased nuclear generation; and
     o an adjustment in March 2000 of $11.5 million to the Texas jurisdiction deferred fuel balance as a result of a fuel reconciliation settlement with the PUCT.

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

Other operation and maintenance expenses

     In 2000, other operation and maintenance expenses increased primarily due to increased expenses of $12.6 million on outside services employed related to legal and contract services for transition work and increased nuclear plant operations costs of $5.8 million. These increases were largely offset by decreases in pension and benefits costs of $7.3 million and decreased environmental reserves of $5.7 million.

      In 1999, other operation and maintenance expenses increased primarily due to increased spending of $8.4 million for vegetation management, increased miscellaneous customer expenses of $2.5 million, and due to increased property and environmental reserves of $4.9 million. These increases were offset primarily by decreases of $8.8 million for pension and benefits expenses.

Depreciation and amortization

      In 2000, depreciation and amortization increased primarily due to a review of plant-in-service dates for consistency with regulatory treatment reducing depreciation expense by $6.7 million in 1999, as well as additional depreciation expense related to net capital additions in 2000.

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

Other regulatory credits

     In 2000, other regulatory credits decreased due to:

     o the amortization of the Year 2000 regulatory asset deferred in 1999;
       and
     o the completion of the amortization of the deferred financing costs in accordance with the December 1998 rate order settlement with the PUCT.

     In 1999, other regulatory credits increased due to:

     o change in the amortization period for deferred River Bend finance charges for the Texas retail jurisdiction in accordance with the Texas settlement agreement; and
     o deferral of Year 2000 costs in accordance with an LPSC order. These costs are to be amortized over a five-year period.

Amortization of rate deferrals

     In 2000, the amortization of rate deferrals decreased primarily due to the large reduction in the rate deferral balance upon the PUCT's approval in June 1999 of the Texas rate settlement. This settlement increased amortization expense in 1999 but was offset by increased revenues.

     In 1999, the amortization of rate deferrals increased due to the reduction of accounting order deferrals in accordance with the June 1999 Texas settlement agreement. This settlement substantially reduced the unamortized balance of rate deferrals, while decreasing the amortization period for the remaining deferrals from a ten-year period to a three-year period.

Other

Other income

     In 2000, other income decreased primarily due to decreased non-utility operating income from Louisiana Station as well as the 1999 adjustment to the depreciation balance of River Bend abeyed plant.

                         ENTERGY GULF STATES, INC.

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS


Interest charges

      In 2000, interest charges increased as a result of the issuance of $300 million of long term debt in 2000.

      In 1999, interest charges decreased as a result of the retirement, redemption, and refinancing of certain long-term debt in 1998 and 1999, as well as lower accruals of interest on certain Louisiana fuel and earnings reviews in 1998.

Income taxes

      The effective income tax rates for 2000, 1999, and 1998 are 36.5%, 37.6%, and 40.6%, respectively.

      The decrease in the effective income tax rate in 1999 is due to accelerated tax depreciation deductions for which deferred taxes have not been previously normalized, reflecting a shorter tax life on certain assets.

                        ENTERGY GULF STATES, INC.
                           INCOME STATEMENTS

                                                            For the Years Ended December 31,
                                                              2000        1999        1998
                                                                     (In Thousands)
                   OPERATING REVENUES
Domestic electric                                          $2,470,884  $2,082,358  $1,777,584
Natural gas                                                    40,356      28,998      33,058
Steam products                                                      -      15,852      43,167
                                                           ----------  ----------  ----------
TOTAL                                                       2,511,240   2,127,208   1,853,809
                                                           ----------  ----------  ----------

                   OPERATING EXPENSES
Operating and Maintenance:
   Fuel, fuel-related expenses, and
     gas purchased for resale                                 895,361     634,726     538,388
   Purchased power                                            455,300     365,245     317,684
   Nuclear refueling outage expenses                           16,663      16,307      14,293
   Other operation and maintenance                            423,031     419,713     411,372
Decommissioning                                                 6,273       7,588       3,437
Taxes other than income taxes                                 120,428     111,872     120,782
Depreciation and amortization                                 189,149     185,254     195,935
Other regulatory credits - net                                (13,860)    (24,092)     (5,485)
Amortization of rate deferrals                                  5,606      89,597      21,749
                                                           ----------  ----------  ----------
TOTAL                                                       2,097,951   1,806,210   1,618,155
                                                           ----------  ----------  ----------

OPERATING INCOME                                              413,289     320,998     235,654
                                                           ----------  ----------  ----------

                      OTHER INCOME
Allowance for equity funds used during construction             7,617       6,306       2,143
Gain on sale of assets                                          2,327       2,046       1,816
Miscellaneous - net                                            12,736      18,073      14,903
                                                           ----------  ----------  ----------
TOTAL                                                          22,680      26,425      18,862
                                                           ----------  ----------  ----------

               INTEREST AND OTHER CHARGES
Interest on long-term debt                                    143,053     138,602     149,767
Other interest - net                                            8,458       6,994      21,016
Distributions on preferred securities of subsidiary             7,438       7,438       7,437
Allowance for borrowed funds used during construction          (6,926)     (5,776)     (1,870)
                                                           ----------  ----------  ----------
TOTAL                                                         152,023     147,258     176,350
                                                           ----------  ----------  ----------

INCOME BEFORE INCOME TAXES                                    283,946     200,165      78,166

Income taxes                                                  103,603      75,165      31,773
                                                           ----------  ----------  ----------

NET INCOME                                                    180,343     125,000      46,393

Preferred dividend requirements and other                       9,998      17,423      19,011
                                                           ----------  ----------  ----------

EARNINGS APPLICABLE TO
COMMON STOCK                                                 $170,345    $107,577     $27,382
                                                           ==========  ==========  ==========
See Notes to Financial Statements.



                          ENTERGY GULF STATES, INC.
                          STATEMENTS OF CASH FLOWS

                                                                 For the Years Ended December 31,
                                                                  2000         1999        1998
                                                                          (In Thousands)
                   OPERATING ACTIVITIES
Net income                                                       $180,343     $125,000     $46,393
Noncash items included in net income:
  Amortization of rate deferrals                                    5,606       89,597      21,749
  Reserve for regulatory adjustments                              (49,571)     (97,953)    130,603
  Other regulatory credits - net                                  (13,860)     (24,092)     (5,485)
  Depreciation, amortization, and decommissioning                 195,422      192,842     199,372
  Deferred income taxes and investment tax credits                 54,279       (1,495)    (29,174)
  Allowance for equity funds used during construction              (7,617)      (6,306)     (2,143)
  Gain on sale of assets                                           (2,327)      (2,046)     (1,816)
Changes in working capital:
  Receivables                                                    (131,643)       9,791      65,527
  Fuel inventory                                                    1,013       (8,070)      7,426
  Accounts payable                                                130,435       42,370      (6,135)
  Taxes accrued                                                    30,570       46,018       7,462
  Interest accrued                                                 14,969      (14,061)     (2,523)
  Deferred fuel costs                                             (26,291)      40,851      55,985
  Other working capital accounts                                   20,896      (10,954)     11,006
Provision for estimated losses and reserves                        (1,991)       8,496      (4,207)
Changes in other regulatory assets                                (47,777)     (59,242)     (3,226)
Other                                                              51,424       56,817         458
                                                                 --------     --------    --------
Net cash flow provided by operating activities                    403,880      387,563     491,272
                                                                 --------     --------    --------

                   INVESTING ACTIVITIES
Construction expenditures                                        (277,635)    (199,076)   (136,960)
Allowance for equity funds used during construction                 7,617        6,306       2,143
Nuclear fuel purchases                                            (34,735)     (53,293)     (1,977)
Proceeds from sale/leaseback of nuclear fuel                       34,154       53,293      15,932
Decommissioning trust contributions and realized
    change in trust assets                                        (12,051)     (10,853)    (11,899)
Other regulatory investments                                     (127,377)     (42,412)    (43,124)
                                                                 --------     --------    --------
Net cash flow used in investing activities                       (410,027)    (246,035)   (175,885)
                                                                 --------     --------    --------

                   FINANCING ACTIVITIES
Proceeds from issuance of:
  Long-term debt                                                  298,819      122,906      21,600
Retirement of:
  Long-term debt                                                     (185)    (197,960)   (212,090)
  Redemption of preferred stock                                  (157,658)     (25,931)     (8,481)
Dividends paid:
  Common stock                                                    (88,000)    (107,000)   (109,400)
  Preferred stock                                                 (10,862)     (16,967)    (19,055)
                                                                 --------     --------    --------
Net cash flow provided by (used in) financing activities           42,114     (224,952)   (327,426)
                                                                 --------     --------    --------

Net increase (decrease) in cash and cash equivalents               35,967      (83,424)    (12,039)

Cash and cash equivalents at beginning of period                   32,312      115,736     127,775
                                                                 --------     --------    --------

Cash and cash equivalents at end of period                        $68,279      $32,312    $115,736
                                                                 ========     ========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest - net of amount capitalized                           $136,154     $161,326    $173,599
  Income taxes                                                    $23,259      $28,410     $46,620
 Noncash investing and financing activities:
  Change in unrealized appreciation/(depreciation) of
   decommissioning trust assets                                   ($3,172)     $14,054     $10,410

See Notes to Financial Statements.

                          ENTERGY GULF STATES, INC.
                               BALANCE SHEETS
                                   ASSETS

                                                                    December 31,
                                                                 2000           1999
                                                                   (In Thousands)
                     CURRENT ASSETS
Cash and cash equivalents:
  Cash                                                          $10,726        $8,607
  Temporary cash investments - at cost,
    which approximates market                                    57,553        23,705
                                                             ----------    ----------
        Total cash and cash equivalents                          68,279        32,312
                                                             ----------    ----------
Accounts receivable:
  Customer                                                      125,412        73,215
  Allowance for doubtful accounts                                (2,131)       (1,828)
  Associated companies                                           27,660         1,706
  Other                                                          22,837        15,030
  Accrued unbilled revenues                                     136,384        90,396
                                                             ----------    ----------
    Total receivables                                           310,162       178,519
                                                             ----------    ----------
Deferred fuel costs                                             288,126       134,458
Fuel inventory - at average cost                                 37,258        38,271
Materials and supplies - at average cost                        100,018       112,585
Rate deferrals                                                    5,606         5,606
Prepayments and other                                            22,332        21,750
                                                             ----------    ----------
TOTAL                                                           831,781       523,501
                                                             ----------    ----------

             OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds                                     243,555       234,677
Non-utility property - at cost (less accumulated depreciation)  194,422       187,759
Other - at cost (less accumulated depreciation)                  14,826        13,681
                                                             ----------    ----------
TOTAL                                                           452,803       436,117
                                                             ----------    ----------

                     UTILITY PLANT
Electric                                                      7,574,905     7,365,407
Property under capital lease                                     38,564        46,210
Natural gas                                                      56,163        52,473
Construction work in progress                                   144,814       145,492
Nuclear fuel under capital lease                                 57,472        70,801
                                                             ----------    ----------
TOTAL UTILITY PLANT                                           7,871,918     7,680,383
Less - accumulated depreciation and amortization              3,664,415     3,534,473
                                                             ----------    ----------
UTILITY PLANT - NET                                           4,207,503     4,145,910
                                                             ----------    ----------

            DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
  Rate deferrals                                                      -         5,606
  SFAS 109 regulatory asset - net                               403,934       385,405
  Unamortized loss on reacquired debt                            37,903        40,576
  Other regulatory assets                                       169,405       140,157
Long-term receivables                                            29,586        32,260
Other                                                            17,349        23,490
                                                             ----------    ----------
TOTAL                                                           658,177       627,494
                                                             ----------    ----------

TOTAL ASSETS                                                 $6,150,264    $5,733,022
                                                             ==========    ==========
See Notes to Financial Statements.



                          ENTERGY GULF STATES, INC.
                               BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                     December 31,
                                                                 2000          1999
                                                                     (In Thousands)
                   CURRENT LIABILITIES
Currently maturing long-term debt                                $122,750          $ -
Accounts payable:
  Associated companies                                             66,312       79,962
  Other                                                           258,529      114,444
Customer deposits                                                  37,489       33,360
Taxes accrued                                                     132,368      101,798
Accumulated deferred income taxes                                  94,032       27,960
Nuclear refueling outage costs                                     10,209       11,216
Interest accrued                                                   43,539       28,570
Obligations under capital leases                                   42,524       51,973
Other                                                              19,418       14,557
                                                               ----------   ----------
TOTAL                                                             827,170      463,840
                                                               ----------   ----------

          DEFERRED CREDITS AND OTHER LIABILITIES
Accumulated deferred income taxes                               1,115,119    1,098,882
Accumulated deferred investment tax credits                       171,000      178,500
Obligations under capital leases                                   53,512       65,038
Other regulatory liabilities                                       16,916       20,089
Decommissioning                                                   142,604      139,194
Transition to competition                                          72,381       47,101
Regulatory reserves                                                60,965      110,536
Accumulated provisions                                             67,404       69,395
Other                                                              98,501      117,804
                                                               ----------   ----------
TOTAL                                                           1,798,402    1,846,539
                                                               ----------   ----------

Long-term debt                                                  1,808,879    1,631,581
Preferred stock with sinking fund                                  30,758       34,650
Preference stock                                                        -      150,000
Company-obligated mandatorily redeemable
  preferred securities of subsidiary trust holding
  solely junior subordinated deferrable debentures                 85,000       85,000

                   SHAREHOLDERS' EQUITY
Preferred stock without sinking fund                               47,677       51,444
Common stock, no par value, authorized 200,000,000
  shares; issued and outstanding 100 shares in 2000 and 1999      114,055      114,055
Paid-in capital                                                 1,153,195    1,153,131
Retained earnings                                                 285,128      202,782
                                                               ----------   ----------
TOTAL                                                           1,600,055    1,521,412
                                                               ----------   ----------

Commitments and Contingencies (Notes 2, 9, and 10)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $6,150,264   $5,733,022
                                                               ==========   ==========
See Notes to Financial Statements.

                        ENTERGY GULF STATES, INC.
                     STATEMENTS OF RETAINED EARNINGS

                                         For the Years Ended December 31,
                                            2000      1999        1998
                                                  (In Thousands)

Retained Earnings, January 1              $202,782  $202,205   $284,165

  Add:
    Net income
                                           180,343   125,000     46,393

  Deduct:
    Dividends declared:
     Preferred and preference stock          9,933    16,784     19,011
     Common stock                           88,000   107,000    109,400
    Preferred and preference stock
      redemption and other                      64       639        (58)
                                          --------  --------   --------
        Total                               97,997   124,423    128,353
                                          --------  --------   --------
Retained Earnings, December 31 (Note 8)   $285,128  $202,782   $202,205
                                          ========  ========   ========
See Notes to Financial Statements.


              ENTERGY GULF STATES, INC. AND SUBSIDIARIES

            SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON

                               2000       1999        1998        1997        1996
                                                 (In Thousands)
Operating revenues         $2,511,240  $2,127,208  $1,853,809  $2,147,829  $2,019,181
Net income (loss)          $  180,343  $  125,000  $   46,393  $   59,976  $   (3,887)
Total assets               $6,150,264  $5,733,022  $6,293,744  $6,488,637  $6,421,179
Long-term obligations (1)  $1,978,149  $1,966,269  $1,993,811  $2,098,752  $2,226,329

(1) Includes long-term debt (excluding currently maturing debt), preferred and preference stock with sinking fund, preferred securities of subsidiary trust, and noncurrent capital lease obligations.

                                   2000        1999        1998        1997        1996
                                                   (Dollars In Thousands)
Electric Operating Revenues:
   Residential                    $717,453    $607,875     $605,759    $624,862    $612,398
   Commercial                      505,346     430,291      422,944     452,724     444,133
   Industrial                      870,594     718,779      704,393     740,418     685,178
   Governmental                     32,939      28,475       35,930      33,774      31,023
                                -----------------------------------------------------------
     Total retail                2,126,332   1,785,420    1,769,026   1,851,778   1,772,732
   Sales for resale:
     Associated companies           93,675      38,416       14,172      14,260      20,783
     Non-associated companies      112,522     109,132      112,182      59,015      76,173
   Other (1)                       138,355     149,390     (117,796)    136,458      56,300
                                -----------------------------------------------------------
     Total                      $2,470,884  $2,082,358   $1,777,584  $2,061,511  $1,925,988
                                ===========================================================
Billed Electric Energy
 Sales (GWH):
   Residential                       9,405       8,929        8,903       8,178       8,035
   Commercial                        7,660       7,310        6,975       6,575       6,417
   Industrial                       17,960      17,684       18,158      18,038      16,661
   Governmental                        450         425          560         481         438
                                -----------------------------------------------------------
     Total retail                   35,475      34,348       34,596      33,272      31,551
   Sales for resale:
     Associated companies            1,381         677          380         414         656
     Non-associated companies        3,248       3,408        3,701       1,503       2,148
                                -----------------------------------------------------------
     Total Electric Department      40,104      38,433       38,677      35,189      34,355
                                ===========================================================

(1) 1998 includes the effects of an Entergy Gulf States reserve for rate refund.

                     Report of Independent Accountants



To the Board of Directors and Shareholders of Entergy Louisiana, Inc.:


In our opinion, the accompanying balance sheets and the related statements of income, of retained earnings and of cash flows (pages 109 through 113 and pages 147 through 209) present fairly, in all material respects, the financial position of Entergy Louisiana, Inc. at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PricewaterhouseCoopers LLP

New Orleans, Louisiana
February 1, 2001

                          ENTERGY LOUISIANA, INC.

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS


Net Income

      Net income decreased in 2000 primarily due to increased depreciation and amortization costs, increased other operation and maintenance expenses, and decreased unbilled revenue and other regulatory credits, partially offset by decreased provisions for rate refunds.

      Net income increased in 1999 primarily due to increased unbilled revenue and other regulatory credits, and decreased nuclear refueling outage expenses and interest charges, partially offset by increased provisions for rate refunds.

Revenues and Sales

     The changes in electric operating revenues for the twelve months ended December 31, 2000 and 1999 are as follows:

                                      Increase/(Decrease)
            Description                 2000      1999
                                         (In Millions)

Base revenues                           ($4.7)  ($48.7)
Fuel cost recovery                      270.8     63.6
Sales volume/weather                     23.9     (5.3)
Other revenue (including unbilled)      (13.5)    74.5
Sales for resale                        (20.7)    11.6
                                       ------    -----
Total                                  $255.8    $95.7
                                       ======    =====

Base revenues

      In 2000, base revenues decreased primarily due to additional formula rate plan reductions in the residential, commercial, and industrial sectors, partially offset by lower accruals for potential rate refunds.

     In 1999, base revenues decreased primarily due to accruals for potential rate refunds.

Fuel cost recovery revenues

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

     In 2000, fuel cost recovery revenues increased as a result of higher fuel and purchased power expenses primarily due to the increased market price of natural gas.

     In 1999, fuel cost recovery revenues increased due to a shift from lower priced nuclear fuel to higher priced gas and purchased power due to nuclear outages at Waterford 3 in 1999.

                         ENTERGY LOUISIANA, INC.

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                          RESULTS OF OPERATIONS

Sales volume/weather

     In 2000, sales volume increased primarily due to more favorable weather in the residential and commercial sectors, and increased usage by industrial customers.

     In 1999, sales volume decreased primarily due to less favorable weather, partially offset by increased usage by residential and industrial customers.

Other revenue (including unbilled)

     In 2000, other revenue decreased primarily due to the effect of a change in estimate on 1999 unbilled revenues, in addition to rent received for electric property in 1999.

     In 1999, other revenue increased primarily due to a change in estimated unbilled revenues. The changed estimate more closely aligns the fuel component of unbilled revenues with regulatory treatment.

Sales for resale

     In 2000, sales for resale decreased as a result of increased sales to retail customers resulting in less electricity available for resale.

     In 1999, sales for resale increased as a result of increased sales to affiliates due to outages at affiliate plants, in addition to favorable unit prices.

Expenses

Fuel and purchased power expenses

      In 2000, fuel and purchased power expenses increased due to an increase in the market price of natural gas.

     In 1999, fuel and purchased power expenses increased due to:

     o higher natural gas prices;
     o higher purchased power market prices; and
     o a shift in generation from lower priced nuclear fuel to higher priced gas as a result of refueling and other outages at Waterford 3.

Other operation and maintenance expenses

      Other operation and maintenance expenses increased in 2000 primarily due to:

     o an increase in expenses from maintenance and planned maintenance outages at Waterford 3 and certain fossil plants of $17.9 million;
     o an increase of $11 million in outside services employed for legal services for potential rate actions; and
     o an increase in property insurance reserves of $5 million primarily due to changes in storm damage reserves effective August 1999.

                          ENTERGY LOUISIANA, INC.

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS


      The overall increase in other operation and maintenance expenses in 2000 was partially offset by the following:

     o a decrease in injury and damages claims of $3.5 million;
     o a decrease of $3 million in benefits expense; and
     o higher nuclear insurance refunds of $1.8 million.

Nuclear refueling outage expenses

      In 1999, nuclear refueling outage expenses decreased as a result of the amortization of higher outage expenses in 1998 due to the extended nuclear refueling outage in 1997.

Depreciation and amortization

      In 2000, depreciation and amortization expenses increased primarily due to a review of plant-in-service dates for consistency with regulatory treatment reducing depreciation expense by $3.4 million in August 1999, as well as depreciation expense related to net capital additions in 2000.

Other regulatory charges (credits)

      In 2000, other regulatory credits decreased due to the LPSC-required deferral in 1999 of Year 2000 costs and the amortization of these costs in 2000. The deferred costs are being recovered over a five-year period.

Other

Other income

     In 2000, other income increased primarily due to interest recorded on deferred fuel costs.

Interest charges

      In 2000 and 1999, interest on long-term debt decreased primarily due to the refinancing and net redemption of $77 million of long-term debt in 1999. The decrease in 2000 is partially offset by interest expense incurred on the issuance of $150 million of long-term debt in May 2000.

Income taxes

      The effective income tax rates for 2000, 1999, and 1998 were 40.9%, 38.9%, and 37.8%, respectively.

                        ENTERGY LOUISIANA, INC.
                           INCOME STATEMENTS

                                                            For the Years Ended December 31,
                                                              2000        1999        1998
                                                                      (In Thousands)
                  OPERATING REVENUES
Domestic electric                                          $2,062,437  $1,806,594   $1,710,908
                                                           ----------  ----------   ----------
                  OPERATING EXPENSES
Operating and Maintenance:
   Fuel, fuel-related expenses, and
     gas purchased for resale                                 560,329     421,763      383,413
   Purchased power                                            537,589     418,878      372,763
   Nuclear refueling outage expenses                           13,542      15,756       21,740
   Other operation and maintenance                            318,841     289,348      289,522
Decommissioning                                                10,422       8,786        8,786
Taxes other than income taxes                                  77,190      75,447       70,621
Depreciation and amortization                                 171,204     161,754      162,937
Other regulatory charges (credits) - net                          960      (5,280)      (1,755)
                                                           ----------  ----------   ----------
TOTAL                                                       1,690,077   1,386,452    1,308,027
                                                           ----------  ----------   ----------

OPERATING INCOME                                              372,360     420,142      402,881
                                                           ----------  ----------   ----------

                     OTHER INCOME
Allowance for equity funds used during construction             4,328       4,925        1,887
Gain on sale of assets                                              -           -        2,340
Miscellaneous - net                                             6,604       2,206        2,644
                                                           ----------  ----------   ----------
TOTAL                                                          10,932       7,131        6,871
                                                           ----------  ----------   ----------

              INTEREST AND OTHER CHARGES
Interest on long-term debt                                     98,655     103,937      109,463
Other interest - net                                            6,788       7,010        7,127
Distributions on preferred securities of subsidiary             6,300       6,300        6,300
Allowance for borrowed funds used during construction          (3,775)     (4,112)      (1,729)
                                                           ----------  ----------   ----------
TOTAL                                                         107,968     113,135      121,161
                                                           ----------  ----------   ----------

INCOME BEFORE INCOME TAXES                                    275,324     314,138      288,591

Income taxes                                                  112,645     122,368      109,104
                                                           ----------  ----------   ----------

NET INCOME                                                    162,679     191,770      179,487

Preferred dividend requirements and other                       9,514       9,955       13,014
                                                           ----------  ----------   ----------

EARNINGS APPLICABLE TO
COMMON STOCK                                                 $153,165    $181,815     $166,473
                                                           ==========  ==========   ==========
See Notes to Financial Statements.


                          ENTERGY LOUISIANA, INC.
                         STATEMENTS OF CASH FLOWS

                                                                 For the Years Ended December 31,
                                                                  2000         1999       1998
                                                                         (In Thousands)
                  OPERATING ACTIVITIES
Net income                                                       $162,679    $191,770   $179,487
Noncash items included in net income:
  Reserve for regulatory adjustments                               11,456           -          -
  Other regulatory charges (credits) - net                            960      (5,280)    (1,754)
  Depreciation, amortization, and decommissioning                 181,626     170,540    171,723
  Deferred income taxes and investment tax credits                 16,350     (15,487)    26,910
  Allowance for equity funds used during construction              (4,328)     (4,925)    (1,887)
  Gain on sale of assets                                                -           -     (2,340)
Changes in working capital:
  Receivables                                                     (97,154)    (41,565)    (7,972)
  Accounts payable                                                (11,848)     95,120     (5,878)
  Taxes accrued                                                    (2,555)      7,659     (7,040)
  Interest accrued                                                 15,300     (33,066)    18,731
  Deferred fuel costs                                             (81,890)     (9,959)     4,530
  Other working capital accounts                                   38,064      56,714     16,983
Provision for estimated losses and reserves                         6,114       5,442      6,410
Changes in other regulatory assets                                 25,400      38,577    (11,443)
Other                                                              10,249     (45,146)   (44,099)
                                                                 --------    --------   --------
Net cash flow provided by operating activities                    270,423     410,394    342,361
                                                                 --------    --------   --------

                  INVESTING ACTIVITIES
Construction expenditures                                        (203,049)   (130,933)  (105,306)
Allowance for equity funds used during construction                 4,328       4,925      1,887
Nuclear fuel purchases                                            (38,270)    (11,308)   (38,141)
Proceeds from sale/leaseback of nuclear fuel                       38,270      11,308     39,701
Decommissioning trust contributions and realized
    change in trust assets                                        (12,299)    (13,678)   (11,648)
                                                                 --------    --------   --------
Net cash flow used in investing activities                       (211,020)   (139,686)  (113,507)
                                                                 --------    --------   --------

                  FINANCING ACTIVITIES
Proceeds from issuance of:
  Long-term debt                                                  148,736     298,092    112,556
Retirement of:
  Long-term debt                                                 (100,000)   (386,707)  (150,786)
  Redemption of preferred stock                                         -     (50,000)         -
Dividends paid:
  Common stock                                                    (62,400)   (197,000)  (138,500)
  Preferred stock                                                  (9,514)    (10,389)   (13,014)
                                                                 --------    --------   --------
Net cash flow used in financing activities                        (23,178)   (346,004)  (189,744)
                                                                 --------    --------   --------

Net increase (decrease) in cash and cash equivalents               36,225     (75,296)    39,110

Cash and cash equivalents at beginning of period                    7,734      83,030     43,920
                                                                 --------    --------   --------

Cash and cash equivalents at end of period                        $43,959      $7,734    $83,030
                                                                 ========    ========   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest - net of amount capitalized                            $89,627    $144,731    $98,801
  Income taxes                                                   $105,354    $132,924    $86,830
 Noncash investing and financing activities:
  Change in unrealized appreciation/(depreciation) of
   decommissioning trust assets                                   ($2,979)     $4,585     $5,928

See Notes to Financial Statements.


                        ENTERGY LOUISIANA, INC.
                            BALANCE SHEETS
                                ASSETS

                                                                December 31,
                                                              2000         1999
                                                                (In Thousands)
                    CURRENT ASSETS
Cash and cash equivalents:
  Cash                                                        $14,138       $7,734
  Temporary cash investments - at cost,
    which approximates market                                  29,821            -
                                                           ----------   ----------
        Total cash and cash equivalents                        43,959        7,734
                                                           ----------   ----------
Notes Receivable                                                1,510            3
Accounts receivable:
  Customer                                                    111,292       79,335
  Allowance for doubtful accounts                              (1,771)      (1,615)
  Associated companies                                         30,518       14,601
  Other                                                        13,698       10,762
  Accrued unbilled revenues                                   152,700      106,200
                                                           ----------   ----------
    Total receivables                                         306,437      209,283
                                                           ----------   ----------
Deferred fuel costs                                            84,051        2,161
Accumulated deferred income taxes                                   -       12,520
Materials and supplies - at average cost                       77,389       84,027
Deferred nuclear refueling outage costs                        16,425       11,336
Prepayments and other                                           9,996        6,011
                                                           ----------   ----------
TOTAL                                                         539,767      333,075
                                                           ----------   ----------

            OTHER PROPERTY AND INVESTMENTS
Investment in subsidiary companies - at equity                 14,230       14,230
Decommissioning trust funds                                   110,263      100,943
Non-utility property - at cost (less accumulated depreciation) 21,700       21,433
                                                           ----------   ----------
TOTAL                                                         146,193      136,606
                                                           ----------   ----------

                     UTILITY PLANT
Electric                                                    5,357,920    5,178,808
Property under capital lease                                  238,427      236,271
Construction work in progress                                  85,299      108,106
Nuclear fuel under capital lease                               63,923       51,930
                                                           ----------   ----------
TOTAL UTILITY PLANT                                         5,745,569    5,575,115
Less - accumulated depreciation and amortization            2,429,495    2,294,394
                                                           ----------   ----------
UTILITY PLANT - NET                                         3,316,074    3,280,721
                                                           ----------   ----------

           DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
  SFAS 109 regulatory asset - net                             204,810      230,899
  Unamortized loss on reacquired debt                          33,244       35,856
  Other regulatory assets                                      50,881       50,191
Other                                                          10,882       17,302
                                                           ----------   ----------
TOTAL                                                         299,817      334,248
                                                           ----------   ----------

TOTAL ASSETS                                               $4,301,851   $4,084,650
                                                           ==========   ==========
See Notes to Financial Statements.

                        ENTERGY LOUISIANA, INC.
                            BALANCE SHEETS
                 LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                      December 31,
                                                                  2000           1999
                                                                     (In Thousands)
                    CURRENT LIABILITIES
Currently maturing long-term debt                                  $35,088      $116,388
Accounts payable:
  Associated companies                                              71,948       137,869
  Other                                                            144,841        90,768
Customer deposits                                                   60,227        61,096
Taxes accrued                                                       23,307        25,863
Accumulated deferred income taxes                                   20,545             -
Interest accrued                                                    35,536        20,236
Obligations under capital leases                                    34,274        28,387
Other                                                              102,614        59,737
                                                                ----------    ----------
TOTAL                                                              528,380       540,344
                                                                ----------    ----------

          DEFERRED CREDITS AND OTHER LIABILITIES
Accumulated deferred income taxes                                  757,362       792,290
Accumulated deferred investment tax credits                        117,393       123,155
Obligations under capital leases                                    29,649        23,543
Other regulatory liabilities                                        12,442        15,421
Regulatory reserves                                                 11,456             -
Accumulated provisions                                              64,201        58,087
Other                                                               61,724        34,564
                                                                ----------    ----------
TOTAL                                                            1,054,227     1,047,060
                                                                ----------    ----------

Long-term debt                                                   1,276,696     1,145,463
Preferred stock with sinking fund                                   35,000        35,000
Company-obligated mandatorily redeemable
  preferred securities of subsidiary trust holding
  solely junior subordinated deferrable debentures                  70,000        70,000

                   SHAREHOLDERS' EQUITY
Preferred stock without sinking fund                               100,500       100,500
Common stock, no par value, authorized 250,000,000
  shares; issued and outstanding 165,173,180 shares in 2000
  and 1999                                                       1,088,900     1,088,900
Capital stock expense and other                                     (2,171)       (2,171)
Retained earnings                                                  150,319        59,554
                                                                ----------    ----------
TOTAL                                                            1,337,548     1,246,783
                                                                ----------    ----------

Commitments and Contingencies (Notes 2, 9, and 10)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $4,301,851    $4,084,650
                                                                ==========    ==========
See Notes to Financial Statements.


                       ENTERGY LOUISIANA, INC.
                   STATEMENTS OF RETAINED EARNINGS

                                            For the Years Ended December 31,
                                             2000        1999        1998
                                                    (In Thousands)

Retained Earnings, January 1                 $59,554     $74,739     $46,766

  Add:
    Net income                               162,679     191,770     179,487

  Deduct:
    Dividends declared:
      Preferred stock                          9,514       9,805      13,014
      Common stock                            62,400     197,000     138,500
    Capital stock expenses                         -         150           -
                                            --------     -------     -------
        Total                                 71,914     206,955     151,514
                                            --------     -------     -------
Retained Earnings, December 31 (Note 8)     $150,319     $59,554     $74,739
                                            ========     =======     =======

See Notes to Financial Statements.

                        ENTERGY LOUISIANA, INC.

            SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON


                              2000        1999        1998        1997        1996
                                                  (In Thousands)
Operating revenues         $2,062,437  $1,806,594  $1,710,908  $1,803,272  $1,828,867
Net income                 $  162,679  $  191,770  $  179,487  $  141,757  $  190,762
Total assets               $4,301,851  $4,084,650  $4,181,041  $4,175,400  $4,279,278
Long-term obligations (1)  $1,411,345  $1,274,006  $1,530,590  $1,522,043  $1,545,889

(1) Includes long-term debt (excluding currently maturing debt), preferred stock with sinking fund, preferred securities of subsidiary trust, and noncurrent capital lease obligations.

                                  2000        1999         1998        1997        1996
                                                   (Dollars In Thousands)
Electric Operating Revenues:
   Residential                  $716,708    $620,146     $598,573    $606,173    $609,308
   Commercial                    441,338     386,042      367,151     379,131     374,515
   Industrial                    767,052     646,517      597,536     708,356     727,505
   Governmental                   38,772      33,738       32,795      34,171      33,621
                              -----------------------------------------------------------
     Total retail              1,963,870   1,686,443    1,596,055   1,727,831   1,744,949
   Sales for resale:
     Associated companies         20,763      27,253       16,002       3,817       5,065
     Non-associated companies     39,704      53,923       53,538      55,345      58,685
   Other                          38,100      38,975       45,313      16,279      20,168
                              -----------------------------------------------------------
     Total                    $2,062,437  $1,806,594   $1,710,908  $1,803,272  $1,828,867
                              ===========================================================
Billed Electric Energy
 Sales (GWH):
   Residential                     8,648       8,354        8,477       7,826       7,893
   Commercial                      5,367       5,221        5,265       4,906       4,846
   Industrial                     15,184      15,052       14,781      16,390      17,647
   Governmental                      481         468          481         460         457
                              -----------------------------------------------------------
     Total retail                 29,680      29,095       29,004      29,582      30,843
   Sales for resale:
     Associated companies            228         415          386         104         143
     Non-associated companies        554         831          855         805         982
                              -----------------------------------------------------------
     Total                        30,462      30,341       30,245      30,491      31,968
                              ===========================================================


                     Report of Independent Accountants



To the Board of Directors and Shareholders of Entergy Mississippi, Inc.:


In our opinion, the accompanying balance sheets and the related statements of income, of retained earnings and of cash flows (pages 120 through 125 and pages 147 through 209) present fairly, in all material respects, the financial position of Entergy Mississippi, Inc. at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PricewaterhouseCoopers LLP

New Orleans, Louisiana
February 1, 2001

                         ENTERGY MISSISSIPPI, INC.

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS

Net Income

      Net income decreased in 2000 primarily due to increases in other operation and maintenance expenses, interest expense, depreciation expense, and an increase in the effective income tax rate. These decreases were partially offset by increases in unbilled revenues and sales volume.

      Net income decreased in 1999 primarily due to a decrease in unbilled revenues and an increase in other operation and maintenance expenses.

Revenues and Sales

     The changes in electric operating revenues for the twelve months ended December 31, 2000 and 1999 are as follows:

                                      Increase/(Decrease)
            Description                 2000     1999
                                        (In Millions)

Base revenues                           ($3.8)   ($9.7)
Grand Gulf rate rider                     4.7    (95.9)
Fuel cost recovery                       54.8    (11.6)
Sales volume/weather                      9.6      4.1
Other revenue (including unbilled)       23.9    (12.1)
Sales for resale                         15.4    (18.3)
                                       ------  -------
Total                                  $104.6  ($143.5)
                                       ======  =======

Base revenues

      Base revenues decreased in 2000 primarily due to an annual rate reduction of $13.3 million under the formula rate plan, which was effective May 1999.

      Base revenues decreased in 1999 primarily due to the May 1999 rate reduction and an annual rate reduction of $6.6 million under the formula rate plan, which was effective May 1998. The formula rate plan reduction is discussed in more detail in Note 2 to the financial statements.

Grand Gulf rate rider

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

      In 2000, fuel cost recovery revenues increased primarily due to the MPSC's review and subsequent increase of Entergy Mississippi's energy cost recovery rider effective in January 2000.

      In 1999, fuel cost recovery revenues decreased primarily due to the MPSC's review and subsequent decrease of Entergy Mississippi's energy cost recovery rider effective in January 1999.

Sales volume/weather

      In 2000, sales volume increased as a result of increased usage in the residential and commercial sectors, as well as the effect of more favorable weather in the residential sector.

      In  1999, sales volume increased as a result of sales growth  in  the
residential   and  commercial  sectors,  partially  offset  by  unfavorable weather.

Other revenue (including unbilled)

      In 2000, other revenue increased primarily due to the effect of favorable weather in 2000 and the effect of a change in estimate on 1999 unbilled revenues.

      In 1999, other revenue decreased primarily due to the effect of a change in estimate on unbilled revenues. The changed estimate more closely aligned the fuel component of unbilled revenues with regulatory treatment.

Sales for resale

     In 2000, sales for resale increased primarily due to an increase in the average price of energy supplied for resale sales. The increase was partially offset by less energy available for resale sales due to plant outages early in 2000, which resulted in lower sales volume.

     In 1999, sales for resale decreased as a result of decreased oil generation due to plant outages. The decrease is also due to higher sales to associated companies in 1998 as a result of an outage at Entergy Arkansas.

Expenses

Fuel and purchased power expenses

      In 2000, fuel and purchased power expenses increased primarily due to an increase in the market prices of oil and natural gas.

                         ENTERGY MISSISSIPPI, INC.

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS


     In 1999, fuel and purchased power expenses decreased primarily due to:

     o a decrease in total energy consumption requirements; and
     o planned and unplanned plant outages during the year.

      The decrease in fuel and purchased power expenses in 1999 was partially offset by:

     o a shift from lower priced oil generation to higher priced gas generation as a result of plant outages in 1999;
     o an increase in the market price of  purchased power; and
     o the GGART implemented by System Energy in October 1998 resulting in an increase in the price of System Energy purchased power.

Other operation and maintenance

     In 2000, other operation and maintenance expenses increased primarily due to:

     o an increase in property insurance expense of $9.3 million primarily due to a change in storm damage reserve amortization in accordance with regulatory treatment; and
     o an increase in maintenance of electric plant of $7.0 million.

     In 1999, other operation and maintenance expenses increased primarily due to:

     o planned and unplanned plant outages in 1999 of $9.1 million;
     o an increase in customer service and reliability improvement spending of $4.0 million;
     o an increase in employee benefit expense of $3.8 million; and
     o an increase in casualty reserves of $4.2 million.

Depreciation and Amortization

      In 2000, depreciation and amortization expenses increased due to a review of plant-in-service dates for consistency with regulatory treatment reducing depreciation expense by $2.6 million in August 1999. Capital additions in 1999 and 2000 also contributed to the increase.

Other regulatory credits

      In 2000, other regulatory credits decreased due to a decrease in the deferral of Grand Gulf 1 expenses associated with the System Energy rate increase.

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

                         ENTERGY MISSISSIPPI, INC.

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS


Other

Interest and other charges

      Interest on long-term debt increased in 2000 primarily due to the issuance of $120 million of long-term debt in February 2000.

     Interest on long-term debt decreased in 1999 primarily due to the refinancing of certain long-term debt.

Income taxes

      The effective income tax rates for 2000, 1999, and 1998 were 37.0%, 29.7%, and 30.9%, respectively.

      The increase in the effective income tax rate in 2000 is due to the effect that the distribution of the Entergy Corporation income tax benefit had on the 1999 effective income tax rate. In 1999, a tax benefit was booked related to the 1998 tax return.


                        ENTERGY MISSISSIPPI, INC.
                            INCOME STATEMENTS

                                                       For the Years Ended December 31,
                                                        2000        1999        1998
                                                                (In Thousands)
                OPERATING REVENUES
Domestic electric                                      $937,371    $832,819    $976,300
                                                       --------    --------    --------
                OPERATING EXPENSES
Operating and Maintenance:
   Fuel, fuel-related expenses, and
     gas purchased for resale                           221,075     185,063     241,415
   Purchased power                                      366,491     332,015     286,769
   Other operation and maintenance                      168,432     152,817     131,752
Taxes other than income taxes                            45,436      44,013      44,888
Depreciation and amortization                            49,046      42,870      45,133
Other regulatory credits - net                           (6,872)    (12,044)     (3,186)
Amortization of rate deferrals                                -           -     104,969
                                                       --------    --------    --------
TOTAL                                                   843,608     744,734     851,740
                                                       --------    --------    --------

OPERATING INCOME                                         93,763      88,085     124,560
                                                       --------    --------    --------

                   OTHER INCOME
Allowance for equity funds used during construction       2,385       1,569         188
Gain on sale of assets                                       19           -       1,025
Miscellaneous - net                                       8,680       6,781       4,891
                                                       --------    --------    --------
TOTAL                                                    11,084       8,350       6,104
                                                       --------    --------    --------

            INTEREST AND OTHER CHARGES
Interest on long-term debt                               41,583      35,265      37,756
Other interest - net                                      3,294       3,574       3,171
Allowance for borrowed funds used during construction    (1,871)     (1,529)       (932)
                                                       --------    --------    --------
TOTAL                                                    43,006      37,310      39,995
                                                       --------    --------    --------

INCOME BEFORE INCOME TAXES                               61,841      59,125      90,669

Income taxes                                             22,868      17,537      28,031
                                                       --------    --------    --------

NET INCOME                                               38,973      41,588      62,638

Preferred dividend requirements and other                 3,370       3,370       3,370
                                                       --------    --------    --------

EARNINGS APPLICABLE TO
COMMON STOCK                                            $35,603     $38,218     $59,268
                                                       ========    ========    ========
See Notes to Financial Statements.


                           ENTERGY MISSISSIPPI, INC.
                           STATEMENTS OF CASH FLOWS

                                                                For the Years Ended December 31,
                                                                  2000         1999        1998
                                                                          (In Thousands)
                   OPERATING ACTIVITIES
Net income                                                        $38,973      $41,588     $62,638
Noncash items included in net income:
  Amortization of rate deferrals                                        -            -     104,969
  Other regulatory credits - net                                   (6,872)     (12,044)     (3,186)
  Depreciation and amortization                                    49,046       42,870      45,133
  Deferred income taxes and investment tax credits                 51,081       18,066     (12,494)
  Allowance for equity funds used during construction              (2,385)      (1,569)       (188)
  Gain (loss) on sale of assets                                       (19)           -      (1,025)
Changes in working capital:
  Receivables                                                     (30,628)      24,208       6,253
  Fuel inventory                                                      338         (771)        384
  Accounts payable                                                  3,064       54,317     (31,967)
  Taxes accrued                                                    (4,106)      29,955     (26,301)
  Interest accrued                                                  3,062       (4,595)        323
  Deferred fuel costs                                              47,939      (45,830)     12,858
  Other working capital accounts                                    6,160       10,072       8,652
Provision for estimated losses and reserves                          (568)       4,173      (6,915)
Changes in other regulatory assets                                 (9,929)     (30,179)    (38,295)
Other                                                              37,105       12,152       4,202
                                                                 --------     --------    --------
Net cash flow provided by operating activities                    182,261      142,413     125,041
                                                                 --------     --------    --------

                   INVESTING ACTIVITIES
Construction expenditures                                        (121,252)     (94,717)    (58,705)
Allowance for equity funds used during construction                 2,385        1,569         188
Other regulatory investments                                     (160,611)           -           -
                                                                 --------     --------    --------
Net cash flow used in investing activities                       (279,478)     (93,148)    (58,517)
                                                                 --------     --------    --------

                   FINANCING ACTIVITIES
Proceeds from issuance of:
  Long-term debt                                                  118,913      153,629      78,703
Retirement of:
  Long-term debt                                                        -     (163,278)    (80,020)
  Changes in short-term borrowing, net                                  -           (6)        (13)
Dividends paid:
  Common stock                                                    (18,000)     (34,100)    (66,000)
  Preferred stock                                                  (3,370)      (3,363)     (3,370)
                                                                 --------     --------    --------
Net cash flow provided by (used in) financing activities           97,543      (47,118)    (70,700)
                                                                 --------     --------    --------

Net increase in cash and cash equivalents                             326        2,147      (4,176)

Cash and cash equivalents at beginning of period                    4,787        2,640       6,816
                                                                 --------     --------    --------

Cash and cash equivalents at end of period                         $5,113       $4,787      $2,640
                                                                 ========     ========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period for:
  Interest - net of amount capitalized                            $39,569      $41,567     $39,291
  Income taxes                                                   ($23,763)    ($29,850)    $64,204

See Notes to Financial Statements.


                         ENTERGY MISSISSIPPI, INC.
                              BALANCE SHEETS
                                  ASSETS

                                                                  December 31,
                                                              2000           1999
                                                                 (In Thousands)
                    CURRENT ASSETS
Cash and cash equivalents                                       $5,113        $4,787
Accounts receivable:
  Customer                                                      44,517        35,675
  Allowance for doubtful accounts                               (1,044)         (886)
  Associated companies                                          10,741         1,370
  Other                                                          9,964         2,391
  Accrued unbilled revenues                                     33,600        28,600
                                                            ----------    ----------
    Total receivables                                           97,778        67,150
                                                            ----------    ----------
Deferred fuel costs                                             64,950        47,939
Fuel inventory - at average cost                                 3,436         3,774
Materials and supplies - at average cost                        18,485        17,068
Prepayments and other                                            3,004         7,114
                                                            ----------    ----------
TOTAL                                                          192,766       147,832
                                                            ----------    ----------

            OTHER PROPERTY AND INVESTMENTS
Investment in subsidiary companies - at equity                   5,531         5,531
Non-utility property - at cost (less accumulated depreciation)   6,851         6,965
                                                            ----------    ----------
TOTAL                                                           12,382        12,496
                                                            ----------    ----------

                     UTILITY PLANT
Electric                                                     1,885,501     1,763,636
Property under capital lease                                       290           384
Construction work in progress                                   44,085        66,789
                                                            ----------    ----------
TOTAL UTILITY PLANT                                          1,929,876     1,830,809
Less - accumulated depreciation and amortization               733,977       709,543
                                                            ----------    ----------
UTILITY PLANT - NET                                          1,195,899     1,121,266
                                                            ----------    ----------

           DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
  SFAS 109 regulatory asset - net                               25,544        24,051
  Unamortized loss on reacquired debt                           15,122        16,345
  Deferred fuel costs                                           95,661             -
  Other regulatory assets                                      140,679       132,243
Other                                                            5,886         5,784
                                                            ----------    ----------
TOTAL                                                          282,892       178,423
                                                            ----------    ----------

TOTAL ASSETS                                                $1,683,939    $1,460,017
                                                            ==========    ==========
See Notes to Financial Statements.

                        ENTERGY MISSISSIPPI, INC.
                             BALANCE SHEETS
                LIABILITIES AND SHAREHOLDERS' EQUITY

                                                            December 31,
                                                         2000           1999
                                                            (In Thousands)
               CURRENT LIABILITIES
Accounts payable
  Associated companies                                    $92,980       $84,382
  Other                                                    26,933        32,470
Customer deposits                                          26,368        23,303
Taxes accrued                                              31,862        35,968
Accumulated deferred income taxes                          47,734           526
Interest accrued                                           13,099        10,038
Obligations under capital leases                               79            95
Other                                                       2,540         2,137
                                                       ----------    ----------
TOTAL                                                     241,595       188,919
                                                       ----------    ----------

      DEFERRED CREDITS AND OTHER LIABILITIES
Accumulated deferred income taxes                         306,295       298,477
Accumulated deferred investment tax credits                19,408        20,908
Obligations under capital leases                              211           290
Accumulated provisions                                      6,806         7,374
Other                                                      31,339         3,368
                                                       ----------    ----------
TOTAL                                                     364,059       330,417
                                                       ----------    ----------

Long-term debt                                            584,467       464,466

               SHAREHOLDERS' EQUITY
Preferred stock without sinking fund                       50,381        50,381
Common stock, no par value, authorized 15,000,000
  shares; issued and outstanding 8,666,357 shares in 2000
  and 1999                                                199,326       199,326
Capital stock expense and other                               (59)          (59)
Retained earnings                                         244,170       226,567
                                                       ----------    ----------
TOTAL                                                     493,818       476,215
                                                       ----------    ----------

Commitments and Contingencies (Notes 2, 9, and 10)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $1,683,939    $1,460,017
                                                       ==========    ==========
See Notes to Financial Statements.

                       ENTERGY MISSISSIPPI, INC.
                   STATEMENTS OF RETAINED EARNINGS

                                           For the Years Ended December 31,
                                            2000        1999        1998
                                                    (In Thousands)

Retained Earnings, January 1               $226,567   $222,449    $229,181

  Add:
    Net income                               38,973     41,588      62,638

  Deduct:
    Dividends declared:
      Preferred stock                         3,370      3,370       3,370
      Common stock                           18,000     34,100      66,000
                                           --------   --------    --------
        Total                                21,370     37,470      69,370
                                           --------   --------    --------
Retained Earnings, December 31 (Note 8)    $244,170   $226,567    $222,449
                                           ========   ========    ========

See Notes to Financial Statements.


                       ENTERGY MISSISSIPPI, INC.

            SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON


                                2000         1999        1998         1997       1996
                                                     (In Thousands)
Operating revenues           $  937,371   $  832,819  $  976,300  $  937,395  $  958,430
Net Income                   $   38,973   $   41,588  $   62,638  $   66,661  $   79,211
Total assets                 $1,683,939   $1,460,017  $1,350,929  $1,439,561  $1,521,466
Long-term obligations (1)    $  584,678   $  464,756  $  464,000  $  464,156  $  406,054

(1) Includes long-term debt (excluding currently maturing debt) and noncurrent capital lease obligations.

                                2000      1999      1998       1997      1996
                                             (Dollars In Thousands)
Electric Operating Revenues:
   Residential                $340,691   $311,003  $367,895  $342,818  $358,264
   Commercial                  275,010    250,929   284,787   274,195   281,626
   Industrial                  161,065    151,659   170,910   173,152   185,351
   Governmental                 25,612     23,528    26,670    26,882    29,093
                              -------------------------------------------------
     Total retail              802,378    737,119   850,262   817,047   854,334
   Sales for resale:
     Associated companies       82,844     63,004    80,357    78,233    58,749
     Non-associated companies   27,058     31,546    32,442    21,276    22,814
   Other                        25,091      1,150    13,239    20,839    22,533
                              -------------------------------------------------
     Total                    $937,371   $832,819  $976,300  $937,395  $958,430
                              =================================================
Billed Electric Energy
 Sales (GWH):
   Residential                   4,976      4,753     4,800     4,323     4,355
   Commercial                    4,307      4,156     4,015     3,673     3,508
   Industrial                    3,188      3,246     3,163     3,089     3,063
   Governmental                    376        363       347       333       346
                              -------------------------------------------------
     Total retail               12,847     12,518    12,325    11,418    11,272
   Sales for resale:
     Associated companies        1,276      1,774     2,424     1,918     1,368
     Non-associated companies      313        426       484       412       521
                              -------------------------------------------------
     Total                      14,436     14,718    15,233    13,748    13,161
                              =================================================

                     Report of Independent Accountants



To the Board of Directors and Shareholders of Entergy New Orleans, Inc.:


In our opinion, the accompanying balance sheets and the related statements of income, of retained earnings and of cash flows (pages 131 through 135 and pages 147 through 209) present fairly, in all material respects, the financial position of Entergy New Orleans, Inc. at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PricewaterhouseCoopers LLP

New Orleans, Louisiana
February 1, 2001

                         ENTERGY NEW ORLEANS, INC.

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS

Net Income

     Net income decreased slightly in 2000 primarily due to increased other operation and maintenance expenses.

      Net income increased slightly in 1999 primarily due to an increase in unbilled revenues and sales volume, partially offset by an increase in other operation and maintenance expenses.

Revenues and Sales

Electric operating revenues

      The changes in electric operating revenues for the twelve months ended December 31, 2000 and 1999 are as follows:

                                       Increase/(Decrease)
            Description                  2000      1999
                                         (In Millions)

Base revenues                             $4.0    ($11.3)
Fuel cost recovery                        62.6      (4.6)
Sales volume/weather                       2.1       1.7
Other revenue (including unbilled)         4.2       5.5
Sales for resale                          15.4       3.7
                                         -----     -----
Total                                    $88.3     ($5.0)
                                         =====     =====

Base revenues

      In 2000, base revenues increased primarily due to a decrease in provision for rate refunds accrued for potential rate matters.

     In 1999, base revenues decreased primarily due to base rate reductions effective January 1999 and rate refund provisions accrued for potential rate matters.

Fuel cost recovery

      Entergy New Orleans is allowed to recover certain fuel and purchased power costs through fuel mechanisms included in electric rates, recorded as fuel cost recovery revenues. The difference between revenues collected and current fuel and purchased power costs is recorded as deferred fuel costs on Entergy New Orleans' financial statements such that these costs generally have no effect on earnings.

      In 2000, fuel cost recovery increased primarily due to the increased market price of natural gas.

     In 1999, fuel cost recovery revenues decreased due to an under-recovery of fuel expenses resulting from higher market prices in 1999 compared to the prior year.

                         ENTERGY NEW ORLEANS, INC.

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS


Other revenue (including unbilled)

      In 2000 and 1999, other revenue increased primarily due to the effect of favorable weather and higher fuel and purchased power costs on unbilled revenues.

Sales for resale

      In 2000, sales for resale increased due to an increase in the average price of electricity supplied for resale sales, coupled with an increase in affiliated sales volume.

      In 1999, sales for resale increased due to favorable unit prices resulting from increased purchased power and gas market prices, coupled with an increase in affiliated sales volume.

Gas operating revenues

      In 2000, gas operating revenues increased primarily due to the increased market price of natural gas.

Expenses

Fuel and purchased power expenses

      In 2000, fuel and purchased power expenses increased primarily due to the increased market price of natural gas.

Other operation and maintenance expenses

     In 2000, other operation and maintenance expenses increased primarily due to:

     o an increase in uncollectible accounts expense for miscellaneous accounts receivable of $1.3 million;
     o an increase in maintenance of fossil plants of $1.1 million; and
     o an increase in advertising expenses of $1.3 million.

      In 1999, other operation and maintenance expenses increased primarily due to:

     o an increase in spending for customer service and reliability improvements of $3.0 million; and
     o an increase in customer collection expenses of $2.2 million.

Taxes other than income taxes

      In 2000, taxes other than income taxes increased primarily due to increased local franchise taxes as a result of higher revenue.

                         ENTERGY NEW ORLEANS, INC.

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS



Other regulatory credits

     In 2000, other regulatory credits decreased due to an over-recovery of Grand Gulf 1 related costs in 2000 compared to an under-recovery in 1999 and the deferral of Year 2000 costs in 1999.

     In 1999, other regulatory credits increased due to a greater under-recovery of Grand Gulf 1 costs in 1999.

Amortization of rate deferrals

      In 2000 and 1999, amortization of rate deferrals decreased due to a scheduled rate change in the amortization of Grand Gulf 1 phase-in expenses. The Grand Gulf 1 phase-in plan will be completed in 2001.

Other

Other income

     Other income increased in 1999 primarily due to:

     o an increase in AFUDC resulting from increased capital charges on projects in 1999; and
     o increased interest related to the Grand Gulf 1 rate deferral plan.

      The  Grand Gulf 1 rate deferral plan is discussed in more detail  in
Note 2 to the financial statements.

Interest and other charges

      In 2000, interest on long-term debt increased primarily due to the issuance of $30 million of long-term debt in July 2000.

Income taxes

      The effective income tax rates for 2000, 1999, and 1998 were 41.2%, 40.7%, and 38.4% respectively.

      The increase in the effective income tax rate for 1999 was primarily due to the increase in pre-tax income reducing the impact of permanent differences and flow through items.

                        ENTERGY NEW ORLEANS, INC.
                            INCOME STATEMENTS

                                                              For the Years Ended December 31,
                                                               2000        1999        1998
                                                                       (In Thousands)
                   OPERATING REVENUES
Domestic electric                                             $514,774    $426,431    $431,453
Natural gas                                                    125,516      81,357      82,297
                                                              --------    --------    --------
TOTAL                                                          640,290     507,788     513,750
                                                              --------    --------    --------

                   OPERATING EXPENSES
Operating and Maintenance:
   Fuel, fuel-related expenses, and
     gas purchased for resale                                  253,869     135,242     138,142
   Purchased power                                             173,371     166,579     164,435
   Other operation and maintenance                              87,254      83,197      79,023
Taxes other than income taxes                                   45,132      39,621      40,417
Depreciation and amortization                                   23,550      21,219      21,878
Other regulatory credits - net                                  (7,058)     (9,036)     (4,540)
Amortization of rate deferrals                                  24,786      28,430      35,336
                                                              --------    --------    --------
TOTAL                                                          600,904     465,252     474,691
                                                              --------    --------    --------

OPERATING INCOME                                                39,386      42,536      39,059
                                                              --------    --------    --------

                      OTHER INCOME
Allowance for equity funds used during construction              1,190       1,084         284
Gain on sale of assets                                               -           -         458
Miscellaneous - net                                              2,530       2,263         951
                                                              --------    --------    --------
TOTAL                                                            3,720       3,347       1,693
                                                              --------    --------    --------

               INTEREST AND OTHER CHARGES
Interest on long-term debt                                      14,429      13,277      13,717
Other interest - net                                             1,462       1,403       1,075
Allowance for borrowed funds used during construction             (900)       (788)       (219)
                                                              --------    --------    --------
TOTAL                                                           14,991      13,892      14,573
                                                              --------    --------    --------

INCOME BEFORE INCOME TAXES                                      28,115      31,991      26,179

Income taxes                                                    11,597      13,030      10,042
                                                              --------    --------    --------

NET INCOME                                                      16,518      18,961      16,137

Preferred dividend requirements and other                          965         965         965
                                                              --------    --------    --------

EARNINGS APPLICABLE TO
COMMON STOCK                                                   $15,553     $17,996     $15,172
                                                              ========    ========    ========
See Notes to Financial Statements.

                           ENTERGY NEW ORLEANS, INC.
                           STATEMENTS OF CASH FLOWS

                                                                 For the Years Ended December 31,
                                                                  2000         1999        1998
                                                                          (In Thousands)
                   OPERATING ACTIVITIES
Net income                                                        $16,518      $18,961     $16,137
Noncash items included in net income:
  Amortization of rate deferrals                                   24,786       28,430      35,336
  Other regulatory credits - net                                   (7,058)      (9,036)     (4,540)
  Depreciation and amortization                                    23,550       21,219      21,878
  Deferred income taxes and investment tax credits                   (639)      (3,131)     (7,498)
  Allowance for equity funds used during construction              (1,190)      (1,084)       (284)
  Gain on sale of assets                                                -            -        (458)
Changes in working capital:
  Receivables                                                     (45,580)      (7,258)      3,148
  Fuel inventory                                                     (911)         179        (861)
  Accounts payable                                                 29,592       23,319      (4,136)
  Taxes accrued                                                     5,394          429      (5,270)
  Interest accrued                                                  1,163           37        (130)
  Deferred fuel costs                                             (13,751)     (13,293)      8,193
  Other working capital accounts                                     (223)       6,607      (5,122)
Provision for estimated losses and reserves                          (365)        (531)     (6,295)
Changes in other regulatory assets                                (11,637)     (11,482)     (6,964)
Other                                                              10,812        6,796      (2,805)
                                                                 --------     --------    --------
Net cash flow provided by operating activities                     30,461       60,162      40,329
                                                                 --------     --------    --------

                   INVESTING ACTIVITIES
Construction expenditures                                         (48,902)     (46,239)    (21,691)
Allowance for equity funds used during construction                 1,190        1,084         284
                                                                 --------     --------    --------
Net cash flow used in investing activities                        (47,712)     (45,155)    (21,407)
                                                                 --------     --------    --------

                   FINANCING ACTIVITIES
Proceeds from issuance of:
  Long-term debt                                                   29,564            -      29,438
Retirement of:
  Long-term debt                                                        -            -     (30,000)
Dividends paid:
  Common stock                                                     (9,500)     (26,500)     (9,700)
  Preferred stock                                                    (965)      (1,206)       (965)
                                                                 --------     --------    --------
Net cash flow provided by (used in) financing activities           19,099      (27,706)    (11,227)
                                                                 --------     --------    --------

Net increase (decrease) in cash and cash equivalents                1,848      (12,699)      7,695

Cash and cash equivalents at beginning of period                    4,454       17,153       9,458
                                                                 --------     --------    --------

Cash and cash equivalents at end of period                         $6,302       $4,454     $17,153
                                                                 ========     ========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest - net of amount capitalized                            $14,331      $14,281     $14,592
  Income taxes - net                                               $9,207      $12,476     $26,197

See Notes to Financial Statements.

                          ENTERGY NEW ORLEANS, INC.
                                BALANCE SHEETS
                                    ASSETS

                                                           December 31,
                                                        2000         1999
                                                         (In Thousands)

                 CURRENT ASSETS
Cash and cash equivalents:
  Cash                                                   $6,302       $4,454
Accounts receivable:
  Customer                                               67,264       28,658
  Allowance for doubtful accounts                          (770)        (846)
  Associated companies                                    2,800          404
  Other                                                   3,709        6,225
  Accrued unbilled revenues                              26,838       19,820
                                                       --------     --------
    Total receivables                                    99,841       54,261
                                                       --------     --------
Deferred fuel costs                                      28,234       14,483
Fuel inventory - at average cost                          4,204        3,293
Materials and supplies - at average cost                  9,630       10,127
Rate deferrals                                           10,974       24,788
Prepayments and other                                     1,416        2,528
                                                       --------     --------
TOTAL                                                   160,601      113,934
                                                       --------     --------

         OTHER PROPERTY AND INVESTMENTS
Investment in subsidiary companies - at equity            3,259        3,259
                                                       --------     --------

                  UTILITY PLANT
Electric                                                572,061      541,525
Natural gas                                             134,826      133,568
Construction work in progress                            36,489       29,780
                                                       --------     --------
TOTAL UTILITY PLANT                                     743,376      704,873
Less - accumulated depreciation and amortization        394,271      382,797
                                                       --------     --------
UTILITY PLANT - NET                                     349,105      322,076
                                                       --------     --------

        DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
  Rate deferrals                                              -       10,974
  Unamortized loss on reacquired debt                       974        1,187
  Other regulatory assets                                44,676       33,039
Other                                                       616        1,277
                                                       --------     --------
TOTAL                                                    46,266       46,477
                                                       --------     --------

TOTAL ASSETS                                           $559,231     $485,746
                                                       ========     ========
See Notes to Financial Statements.

                        ENTERGY NEW ORLEANS, INC.
                             BALANCE SHEETS
                 LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                 December 31,
                                                               2000         1999
                                                                 (In Thousands)
                  CURRENT LIABILITIES
Accounts payable:
  Associated companies                                         $24,637      $24,350
  Other                                                         57,566       28,261
Customer deposits                                               18,311       17,830
Taxes accrued                                                    5,823          429
Accumulated deferred income taxes                                6,543       10,863
Interest accrued                                                 6,119        4,956
Other                                                            3,211        5,524
                                                              --------     --------
TOTAL                                                          122,210       92,213
                                                              --------     --------

         DEFERRED CREDITS AND OTHER LIABILITIES
Accumulated deferred income taxes                               43,754       43,878
Accumulated deferred investment tax credits                      5,868        6,378
SFAS 109 regulatory liability - net                             12,607        7,528
Other regulatory liabilities                                       537        1,753
Accumulated provisions                                           8,471        8,836
Other                                                           12,356        7,733
                                                              --------     --------
TOTAL                                                           83,593       76,106
                                                              --------     --------

Long-term debt                                                 199,031      169,083

                  SHAREHOLDERS' EQUITY
Preferred stock without sinking fund                            19,780       19,780
Common stock, $4 par value, authorized 10,000,000
  shares; issued and outstanding 8,435,900 shares in 2000
  and 1999                                                      33,744       33,744
Paid-in capital                                                 36,294       36,294
Retained earnings                                               64,579       58,526
                                                              --------     --------
TOTAL                                                          154,397      148,344
                                                              --------     --------

Commitments and Contingencies (Notes 2 and 9)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $559,231     $485,746
                                                              ========     ========
See Notes to Financial Statements.

                        ENTERGY NEW ORLEANS, INC.
                    STATEMENTS OF RETAINED EARNINGS

                                           For the Years Ended December 31,
                                             2000      1999        1998
                                                  (In Thousands)

Retained Earnings, January 1                $58,526   $67,030    $61,558

  Add:
    Net income                               16,518    18,961     16,137

  Deduct:
    Dividends declared:
      Preferred stock                           965       965        965
      Common stock                            9,500    26,500      9,700
                                            -------   -------    -------
        Total                                10,465    27,465     10,665
                                            -------   -------    -------

Retained Earnings, December 31 (Note 8)     $64,579   $58,526    $67,030
                                            =======   =======    =======

See Notes to Financial Statements.

                       ENTERGY NEW ORLEANS, INC.

            SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON


                             2000      1999      1998      1997      1996
                                             (In Thousands)

Operating revenues         $640,290  $507,788  $513,750  $504,822  $504,277
Net Income                 $ 16,518  $ 18,961  $ 16,137  $ 15,451  $ 26,776
Total assets               $559,231  $485,746  $471,904  $498,150  $549,996
Long-term obligations (1)  $199,031  $169,083  $169,018  $168,953  $168,888

(1)  Includes long-term debt (excluding currently maturing debt).

                                 2000      1999      1998       1997      1996
                                              (Dollars In Thousands)
Electric Operating Revenues:
   Residential                 $188,314   $158,822  $164,765  $145,688  $151,577
   Commercial                   170,684    146,328   149,353   143,113   149,649
   Industrial                    25,479     25,584    26,229    24,616    24,663
   Governmental                  73,028     63,056    62,332    58,746    58,561
                               -------------------------------------------------
     Total retail               457,505    393,790   402,679   372,163   384,450
   Sales for resale:
     Associated companies        31,629     14,207    10,451    10,342     2,649
     Non-associated companies     8,504     10,545    10,590     8,996     9,882
   Other                         17,136      7,889     7,733    18,630     6,273
                               -------------------------------------------------
     Total                     $514,774   $426,431  $431,453  $410,131  $403,254
                               =================================================
Billed Electric Energy
 Sales (GWH):
   Residential                    2,178      2,102     2,141     1,971     1,998
   Commercial                     2,260      2,208     2,149     2,072     2,073
   Industrial                       384        514       514       484       481
   Governmental                   1,058      1,071     1,037       994       974
                               -------------------------------------------------
     Total retail                 5,880      5,895     5,841     5,521     5,526
   Sales for resale:
     Associated companies           570        441       370       316        66
     Non-associated companies       141        180       199       160       212
                               -------------------------------------------------
     Total                        6,591      6,516     6,410     5,997     5,804
                               =================================================

                     Report of Independent Accountants



To the Board of Directors and Shareholder of System Energy Resources, Inc.:


In our opinion, the accompanying balance sheets and the related statements of income, of retained earnings and of cash flows (pages 140 through 145 and pages 147 through 209) present fairly, in all material respects, the financial position of System Energy Resources, Inc. at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PricewaterhouseCoopers LLP

New Orleans, Louisiana
February 1, 2001

                       SYSTEM ENERGY RESOURCES, INC.

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS

Net Income

      Net income increased in 2000 due to increased interest earnings from the money pool, an inter-company funding arrangement, and decreased interest expense associated with the potential refund of System Energy's proposed rate increase. This increase in net income was partially offset by a higher effective income tax rate in 2000.

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

      Operating revenues increased in 2000 primarily due to an increase in recoverable expenses.

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

Expenses

Fuel expenses

      In 2000, fuel expenses increased primarily due to increased nuclear fuel burn as a result of Grand Gulf 1 being operational 358 days, as compared to 295 days in 1999.

      In 1999, fuel expenses decreased primarily due to an extended nuclear
refueling  outage at Grand Gulf 1 in addition to unplanned outages.   Grand
Gulf 1 was on-line for 17 fewer days in 1999 compared to 1998.

Depreciation and amortization

      In 2000, depreciation expense increased due to higher depreciation associated with the principal payment on the sale and leaseback of a portion of Grand Gulf 1. The depreciation schedule matches the collection of lease principal and revenues with the depreciation of the asset.

      In 1999, depreciation and amortization expenses decreased as a result of the reduction in principal payment associated with the sale and leaseback of a portion of Grand Gulf 1.

                       SYSTEM ENERGY RESOURCES, INC.

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS


Other regulatory charges

      In both 2000 and 1999, other regulatory charges increased due to the implementation of the GGART at Entergy Arkansas and Entergy Mississippi, as discussed above.

Other

Other income

      Other income increased in 2000 and 1999 as a result of the interest earned on System Energy's advances to the money pool, an inter-company funding arrangement. The money pool is discussed in Note 4 to the financial statements.

Interest charges

      Interest on long-term debt decreased in 2000 and 1999 as a result of the retirement and refinancing of higher-cost long-term debt. In 2000, System Energy retired $75 million of debenture bonds. In 1999, System Energy retired $160 million of first mortgage bonds and refinanced $102 million of governmental bonds at an annual interest rate of 5.9%.

      Other interest decreased in 2000 primarily due to decreased interest expense recorded on the potential refund of System Energy's proposed rate increase. Other interest increased in 1999 due to interest on the potential refund of System Energy's proposed rate increase.

Income taxes

      The effective income tax rates in 2000, 1999, and 1998 were 46.4%, 39.5%, and 42.1%, respectively.

      The effective income tax rate for 2000, increased primarily due to increased pre-tax income and the amortization of investment tax credits related to Grand Gulf 2 in 1999.


                      SYSTEM ENERGY RESOURCES, INC.
                           INCOME STATEMENTS

                                                         For the Years Ended December 31,
                                                         2000        1999           1998
                                                                 (In Thousands)
               OPERATING REVENUES
Domestic electric                                       $656,749     $620,032      $602,373
                                                        --------     --------      --------
               OPERATING EXPENSES
Operating and Maintenance:
   Fuel, fuel-related expenses, and
     gas purchased for resale                             42,369       37,336        41,740
   Nuclear refueling outage expenses                      14,423       14,136        15,737
   Other operation and maintenance                        88,257       87,450        86,696
Decommissioning                                           18,944       18,944        18,944
Taxes other than income taxes                             30,517       27,212        26,839
Depreciation and amortization                            127,904      113,862       125,331
Other regulatory charges - net                            63,590       57,656         4,443
                                                        --------     --------      --------
TOTAL                                                    386,004      356,596       319,730
                                                        --------     --------      --------

OPERATING INCOME                                         270,745      263,436       282,643
                                                        --------     --------      --------

                  OTHER INCOME
Allowance for equity funds used during construction        1,482        2,540         2,042
Miscellaneous - net                                       20,446       16,309        13,309
                                                        --------     --------      --------
TOTAL                                                     21,928       18,849        15,351
                                                        --------     --------      --------

           INTEREST AND OTHER CHARGES
Interest on long-term debt                                87,689      102,764       109,735
Other interest - net                                      30,830       45,218         6,325
Allowance for borrowed funds used during construction       (854)      (1,920)       (1,805)
                                                        --------     --------      --------
TOTAL                                                    117,665      146,062       114,255
                                                        --------     --------      --------

INCOME BEFORE INCOME TAXES                               175,008      136,223       183,739

Income taxes                                              81,263       53,851        77,263
                                                        --------     --------      --------

NET INCOME                                               $93,745      $82,372      $106,476
                                                        ========     ========      ========
See Notes to Financial Statements.

                        SYSTEM ENERGY RESOURCES, INC.
                          STATEMENTS OF CASH FLOWS

                                                               For the Years Ended December 31,
                                                               2000           1999         1998
                                                                         (In Thousands)
                  OPERATING ACTIVITIES
Net income                                                      $93,745       $82,372     $106,476
Noncash items included in net income:
  Reserve for regulatory adjustments                             54,598       108,484       68,236
  Other regulatory charges - net                                 63,590        57,656        4,443
  Depreciation, amortization, and decommissioning               146,848       132,806      144,275
  Deferred income taxes and investment tax credits              (71,212)      (86,860)     (28,222)
  Allowance for equity funds used during construction            (1,482)       (2,540)      (2,042)
Changes in working capital:
  Receivables                                                    87,212      (172,354)       9,690
  Accounts payable                                               (7,401)      (11,688)      (2,859)
  Taxes accrued                                                  13,147       (21,424)       1,131
  Interest accrued                                                4,008        (2,022)        (300)
  Other working capital accounts                                 20,754        (4,425)      (2,228)
Provision for estimated losses and reserves                      (1,328)           45       (1,704)
Changes in other regulatory assets                               58,592       (18,492)      25,066
Other                                                           (65,491)       41,250      (23,159)
                                                               --------      --------     --------
Net cash flow provided by operating activities                  395,580       102,808      298,803
                                                               --------      --------     --------

                  INVESTING ACTIVITIES
Construction expenditures                                       (36,555)      (28,848)     (30,692)
Allowance for equity funds used during construction               1,482         2,540        2,042
Nuclear fuel purchases                                                -       (39,975)     (30,523)
Proceeds from sale/leaseback of nuclear fuel                          -        39,975       30,523
Decommissioning trust contributions and realized
    change in trust assets                                      (23,694)      (22,139)     (24,166)
                                                               --------      --------     --------
Net cash flow used in investing activities                      (58,767)      (48,447)     (52,816)
                                                               --------      --------     --------

                  FINANCING ACTIVITIES
Proceeds from issuance of:
  Long-term debt                                                      -       101,835      212,976
Retirement of:
  Long-term debt                                                (77,947)     (282,885)    (300,341)
Dividends paid:
  Common stock                                                  (91,800)      (75,000)     (72,300)
                                                               --------      --------     --------
Net cash flow used in financing activities                     (169,747)     (256,050)    (159,665)
                                                               --------      --------     --------

Net increase (decrease) in cash and cash equivalents            167,066      (201,689)      86,322

Cash and cash equivalents at beginning of period                 35,152       236,841      150,519
                                                               --------      --------     --------

Cash and cash equivalents at end of period                     $202,218       $35,152     $236,841
                                                               ========      ========     ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest - net of amount capitalized                         $109,046      $141,731     $107,923
  Income taxes                                                 $143,040      $154,336     $104,987
 Noncash investing and financing activities:
  Change in unrealized appreciation (depreciation) of
   decommissioning trust assets                                 ($1,506)         ($37)      $3,205

See Notes to Financial Statements.

                         SYSTEM ENERGY RESOURCES, INC.
                                BALANCE SHEETS
                                   ASSETS


                                                           December 31,
                                                        2000         1999
                                                          (In Thousands)

                 CURRENT ASSETS
Cash and cash equivalents:
  Cash                                                      $44         $136
  Temporary cash investments - at cost,
    which approximates market                           202,174       35,016
                                                     ----------   ----------
        Total cash and cash equivalents                 202,218       35,152
                                                     ----------   ----------
Accounts receivable:
  Associated companies                                  212,551      301,287
  Other                                                   2,194          670
                                                     ----------   ----------
    Total receivables                                   214,745      301,957
                                                     ----------   ----------
Materials and supplies - at average cost                 52,235       61,264
Deferred nuclear refueling outage costs                   6,577       18,665
Prepayments and other                                     2,639        2,251
                                                     ----------   ----------
TOTAL                                                   478,414      419,289
                                                     ----------   ----------

         OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds                             157,572      135,384
                                                     ----------   ----------

                  UTILITY PLANT
Electric                                              3,093,033    3,060,324
Property under capital lease                            449,851      434,993
Construction work in progress                            24,029       58,510
Nuclear fuel under capital lease                         49,256       78,020
                                                     ----------   ----------
TOTAL UTILITY PLANT                                   3,616,169    3,631,847
Less - accumulated depreciation and amortization      1,407,885    1,312,559
                                                     ----------   ----------
UTILITY PLANT - NET                                   2,208,284    2,319,288
                                                     ----------   ----------

        DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
  SFAS 109 regulatory asset - net                       195,634      242,834
  Unamortized loss on reacquired debt                    51,957       56,474
  Other regulatory assets                               174,517      185,910
Other                                                     8,172        9,869
                                                     ----------   ----------
TOTAL                                                   430,280      495,087
                                                     ----------   ----------

TOTAL ASSETS                                         $3,274,550   $3,369,048
                                                     ==========   ==========
See Notes to Financial Statements.

                     SYSTEM ENERGY RESOURCES, INC.
                            BALANCE SHEETS
                 LIABILITIES AND SHAREHOLDER'S EQUITY


                                                                        December 31,
                                                                   2000           1999
                                                                       (In Thousands)
                    CURRENT LIABILITIES
Currently maturing long-term debt                                  $151,800       $77,947
Accounts payable:
  Associated companies                                                2,722        15,237
  Other                                                              23,585        18,470
Taxes accrued                                                        68,530        55,383
Accumulated deferred income taxes                                     1,648         7,162
Interest accrued                                                     44,007        40,000
Obligations under capital leases                                     32,119        38,421
Other                                                                 1,674         1,651
                                                                 ----------    ----------
TOTAL                                                               326,085       254,271
                                                                 ----------    ----------

           DEFERRED CREDITS AND OTHER LIABILITIES
Accumulated deferred income taxes                                   391,505       481,945
Accumulated deferred investment tax credits                          89,516        93,219
Obligations under capital leases                                     17,137        39,599
FERC settlement - refund obligation                                  30,745        37,337
Other regulatory liabilities                                        103,634        73,313
Decommissioning                                                     153,197       129,503
Regulatory reserves                                                 322,368       267,771
Accumulated provisions                                                  689         2,016
Other                                                                15,394        16,014
                                                                 ----------    ----------
TOTAL                                                             1,124,185     1,140,717
                                                                 ----------    ----------

Long-term debt                                                      930,854     1,082,579

                    SHAREHOLDER'S EQUITY
Common stock, no par value, authorized 1,000,000
   shares; issued and outstanding 789,350 shares in 2000 and
   1999                                                             789,350       789,350
Retained earnings                                                   104,076       102,131
                                                                 ----------    ----------
TOTAL                                                               893,426       891,481
                                                                 ----------    ----------

Commitments and Contingencies (Notes 2, 9, and 10)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $3,274,550    $3,369,048
                                                                 ==========    ==========
See Notes to Financial Statements.

                      SYSTEM ENERGY RESOURCES, INC.
                     STATEMENTS OF RETAINED EARNINGS

                                            For the Years Ended December 31,
                                              2000      1999        1998
                                                    (In Thousands)

Retained Earnings, January 1                $102,131   $94,759    $60,583

  Add:
    Net income                                93,745    82,372    106,476

  Deduct:
    Dividends declared                        91,800    75,000     72,300
                                            --------  --------    -------
Retained Earnings, December 31 (Note 8)     $104,076  $102,131    $94,759
                                            ========  ========    =======

See Notes to Financial Statements.


                     SYSTEM ENERGY RESOURCES, INC.

            SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON


                                 2000       1999        1998        1997        1996
                                              (Dollars In Thousands)
Operating revenues           $  656,749  $  620,032  $  602,373  $  633,698  $  623,620
Net income                   $   93,745  $   82,372  $  106,476  $  102,295  $   98,668
Total assets                 $3,274,550  $3,369,048  $3,431,205  $3,432,031  $3,461,293
Long-term obligations (1)    $  947,991  $1,122,178  $1,182,616  $1,364,161  $1,474,427
Electric energy sales (GWH)       9,621       7,567       8,259       9,735       8,302


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

      Entergy Corporation sold its investments in Entergy London and CitiPower in December 1998. Accordingly, the consolidated statements of income and cash flows for 1998 include amounts for Entergy London and CitiPower through the dates of their respective sales.

Use of Estimates in the Preparation of Financial Statements

      The  preparation  of  Entergy  Corporation's  and  its  subsidiaries'
financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Adjustments to the reported amounts of assets and liabilities may be necessary in the future to the extent that future estimates or actual results are different from the estimates used.

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

      System Energy's operating revenues are intended to recover operating expenses and capital costs attributable to Grand Gulf 1 from Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans. Capital costs are computed by allowing a return on System Energy's common equity funds allocable to its net investment in Grand Gulf 1, plus System Energy's effective interest cost for its debt allocable to its investment in Grand Gulf 1. System Energy's proposed rate increase is discussed in
Note 2 to the financial statements.

      Entergy recognizes revenue from electricity and gas sales when the consumers are billed. The domestic utility companies also accrue estimated revenues for energy delivered since the latest billings on a monthly basis. The monthly estimated unbilled revenue amounts are recorded as revenue and a receivable and are reversed the following month.

      The domestic utility companies' rate schedules include either fuel adjustment clauses or fixed fuel factors, both of which allow either current recovery or deferral of fuel costs until such costs are reflected in the related revenues. Because the fuel adjustment clause mechanism allows monthly adjustments to recover fuel costs, Entergy Louisiana, Entergy New Orleans, and the Louisiana portion of Entergy Gulf States include fuel cost recovery in their unbilled revenue calculations. Fixed fuel factors remain in effect until changed as part of a general rate case, fuel reconciliation, or fixed fuel factor filing. In the case of Entergy
Arkansas, the Texas portion of Entergy Gulf States, and Entergy Mississippi, their fuel under-recoveries are treated as regulatory investments in the cash flow statements because those companies are allowed by their regulatory jurisdictions to recover the fuel cost regulatory asset over longer than a twelve month period, and the companies will earn a return on the under-recovered balances.

Utility Plant

      Utility plant is stated at original cost. The original cost of utility plant retired or removed, plus the applicable removal costs, less salvage, is charged to accumulated depreciation. Maintenance, repairs, and minor replacement costs are charged to operating expenses. Substantially all of the utility plant is subject to liens from mortgage bond indentures.

      With regard to nuclear refueling outage costs, Entergy records the costs in accordance with regulatory treatment and the matching principle. These refueling outage expenses are incurred to prepare the units to operate for the next 18 months without having to be taken off line. Except with respect to the River Bend plant, the costs are deferred during the outage and amortized over the period to the next outage. For the River Bend plant, the costs are accrued in advance and included in the cost of service used to establish retail rates, and are then amortized over the period between outages, which is in accordance with their regulatory treatment.

      Utility plant includes the portions of Grand Gulf 1 and Waterford 3 that have been sold and leased back. For financial reporting purposes, these sale and leaseback arrangements are reflected as financing transactions.

      Net utility plant by company and functional category, as of December 31, 2000, is shown below (in millions):

                                                   Entergy   Entergy     Entergy    Entergy     Entergy    System
                                          Entergy Arkansas Gulf States  Louisiana Mississippi New Orleans  Energy
Production
      Nuclear                              $7,126   $1,092      $1,817     $1,779          $-          $-   $2,103
      Other                                 2,021      329         595        195         204          12        -
Transmission                                1,693      504         517        323         316          24        9
Distribution                                3,532    1,074         963        796         517         182        -
Other                                         725      149         164        172         115          27       23
Plant acquisition adjustment -
      Entergy Gulf States                     391        -           -          -           -           -        -
Other                                          91        -          23          -           -          68        -
Construction work in progress                 937       87         145         85          44          36       24
Nuclear fuel                                  435      114          57         64           -           -       49
      (leased and owned)
Accumulated provision for
      decommissioning (1)                    (454)    (283)        (73)       (98)           -           -        -
                                          -------------------------------------------------------------------------
                   Utility plant - net    $16,497   $3,066      $4,208     $3,316      $1,196        $349   $2,208
                                          =========================================================================

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

                  Entergy      Entergy      Entergy     Entergy       Entergy     System
      Entergy     Arkansas    Gulf States   Louisiana  Mississippi   New Orleans  Energy
2000   2.9%         3.2%       2.4%          3.0%        2.5%          3.1%        3.3%
1999   2.9%         3.2%       2.4%          2.9%        2.4%          3.0%        3.3%
1998   3.0%         3.3%       2.6%          3.0%        2.5%          3.1%        3.3%


      AFUDC represents the approximate net composite interest cost of borrowed funds and a reasonable return on the equity funds used for construction. Although AFUDC increases both utility plant and earnings, it is realized in cash through depreciation provisions included in rates.

Jointly-Owned Generating Stations

       Certain Entergy subsidiaries jointly own electric generating facilities with third parties. The investments and expenses associated with these generating stations are recorded by the Entergy subsidiaries to the extent of their respective undivided ownership interests. As of December 31, 2000, the subsidiaries' investment and accumulated depreciation in each of these generating stations were as follows:

                                           Total
                                          Megawatt                            Accumulated
 Generating Stations       Fuel-Type     Capability   Ownership   Investment  Depreciation
                                                                (In Millions)
Entergy Arkansas
 Independence           Unit 1                Coal      836    31.50%    $117     $58
                        Common Facilities     Coal             15.75%      30      14
 White Bluff            Units 1 and 2         Coal    1,659    57.00%     405     219
Entergy Gulf States
 Roy S. Nelson          Unit 6                Coal      550    70.00%     403     208
 Big Cajun 2            Unit 3                Coal      575    42.00%     228     111
Entergy Mississippi -
 Independence           Units 1 and 2  and    Coal    1,678    25.00%     227      99
                        Common Facilities
System Energy -
 Grand Gulf             Unit 1              Nuclear   1,210   90.00%(1) 3,531   1,408
Entergy Power -
 Independence           Unit 2                Coal      842    14.37%      76      31
                        Common Facilities     Coal              7.18%       5       3



(1)Includes  an  11.5%  leasehold interest held by System  Energy.   System
   Energy's Grand Gulf 1 lease obligations are discussed in Note 10 to the financial statements.

Project Development Costs

      Entergy capitalizes costs incurred in developing projects after achieving certain milestones that indicate that completion of the project is probable. These costs include salaries, incremental indirect costs and amounts paid to outside parties for such expenses as legal, engineering, accounting, and other incremental direct costs. Capitalized project development costs are transferred to construction in progress during the construction phase and to electric plant after commencement of operations. Capitalized costs are amortized over the life of operational projects or charged to expense if management determines that the costs are not recoverable through operations of the project.

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

Reacquired Debt

     The premiums and costs associated with reacquired debt of the domestic utility companies and System Energy (except that portion allocable to the deregulated operations of Entergy Gulf States) are being amortized over the life of the related new issuances, in accordance with ratemaking treatment.

Cash and Cash Equivalents

      Entergy considers all unrestricted highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Investments

       Entergy applies the provisions of SFAS 115, "Accounting for Investments for Certain Debt and Equity Securities," in accounting for investments in decommissioning trust funds. As a result, Entergy has recorded on the consolidated balance sheet $128 million of additional value in its decommissioning trust funds. This increase represents the amount by which the fair value of the securities held in such funds exceeds the amounts deposited plus the earnings on the deposits. In accordance with the regulatory treatment for decommissioning trust funds, the domestic utility companies and System Energy have recorded an offsetting amount in unrealized gains on investment securities as a regulatory liability in other deferred credits.

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

Earnings per Share

      The average number of common shares outstanding for the presentation of diluted earnings per share was greater by approximately 1,960,858 shares in 2000, 199,000 shares in 1999, and 176,000 shares in 1998, than the number of such shares for the presentation of basic earnings per share due to Entergy's stock option and other stock compensation plans discussed more thoroughly in Note 5 to the financial statements.

      Options to purchase approximately 5,205,000 and 149,000 shares of common stock at various prices were outstanding at the end of 1999 and 1998, respectively, but were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares at the end of each of the years presented. At the end of 2000, all outstanding options, totaling 11,468,316, were included in the computation of diluted earnings per share as a result of the average market price of the common shares being greater than the exercise prices.

Application of SFAS 71

     The domestic utility companies and System Energy currently account for the effects of regulation pursuant to SFAS 71, "Accounting for the Effects of Certain Types of Regulation." This statement applies to the financial statements of a rate-regulated enterprise that meet three criteria. The enterprise must have rates that (i) are approved by the regulator; (ii) are cost-based; and (iii) can be charged to and collected from customers. These criteria may also be applied to separable portions of a utility's business, such as the generation or transmission functions, or to specific classes of customers. If an enterprise meets these criteria, it may capitalize costs that would otherwise be charged to expense if the rate actions of its regulator make it probable that those costs will be recovered in future revenue. Such capitalized costs are reflected as regulatory assets in the accompanying financial statements. A significant majority of Entergy's regulatory assets, net of related regulatory and deferred tax liabilities, earn a return on investment during their recovery periods. SFAS 71 requires that rate-regulated enterprises assess the probability of recovering their regulatory assets at each balance sheet date. When an enterprise concludes that recovery of a regulatory asset is no longer probable, the regulatory asset must be removed from the entity's balance sheet.

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

Transition to Competition Liabilities

      In conjunction with the transition to competition of the electric utility industry in certain jurisdictions in which the domestic utility companies operate, regulatory mechanisms have been established to mitigate potential stranded costs. These mechanisms include the transition cost account at Entergy Arkansas, which is discussed further in Note 2 to the financial statements. Also included is a provision in the Texas transition legislation that allows depreciation on transmission and distribution assets to be directed toward generation assets. The liabilities recorded as a result of these mechanisms are classified as "transition to competition" deferred credits.

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

    The results of these deregulated operations before interest charges for the years ended December 31, 2000, 1999, and 1998 are as follows (in thousands):

                                                    2000      1999       1998

Operating revenues                                $200,023  $166,509   $178,303
Operating expenses
        Fuel, operating, and maintenance           141,822   126,917    137,579
        Depreciation                                36,158    35,141     39,497
                                                  --------  --------   --------
Total operating expense                            177,980   162,058    177,076
Income tax expense                                   8,278       628      1,154
                                                  --------  --------   --------
Net income from deregulated utility operations     $13,765    $3,823        $73
                                                  ========  ========   ========

      The net investment associated with these deregulated operations as of December 31, 2000 and 1999 was approximately $822 million and $835 million, respectively.

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

     Entergy accounts for derivative financial instruments used to mitigate interest rate risk in accordance with hedge accounting. Gains or losses from rate swaps used for such purposes that are sold or terminated are deferred and amortized over the remaining life of the debt instrument being hedged by the interest rate swap. If the debt instrument being hedged by the interest rate swaps is extinguished, any gain or loss attributable to the swap would be recognized in the period of the transaction. Additional information concerning Entergy's interest rate swaps outstanding as of December 31, 2000 is included in Note 7 to the financial statements.

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

New Accounting Pronouncements

      In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which was implemented effective
January 1, 2001. This statement requires that all derivatives be recognized in the balance sheet, either as assets or liabilities, measured at fair value. The changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. For fair-value hedge transactions in which Entergy is hedging changes in an asset's, liability's, or firm commitment's fair value, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. For cash-flow hedge transactions in which Entergy is hedging the variability of cash flows related to a variable-rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges will be recognized in current-period earnings.

      Entergy utilizes derivative financial instruments primarily for the following purposes:

     o trading activity in its power marketing and trading business;
     o to ensure adequate power supplies and to mitigate certain risks in the domestic utility business; and
     o to hedge cash flows for various transactions in its competitive businesses.

The implementation of SFAS 133 did not materially impact the power marketing and trading business, as its derivative portfolio is already marked-to-market under the provisions of EITF 98-10, "Measuring the Value of Energy-Related Contracts". Effective January 1, 2001, Entergy recorded a net-of-tax cumulative-effect-type adjustment of approximately $18.0 million reducing accumulated other comprehensive income to recognize at fair
value all  derivative  instruments  that   are   designated   as  cash-flow
hedging instruments, primarily for interest rate swaps and foreign currency forward contracts related to Entergy's competitive businesses.

      The FASB's Derivatives Implementation Group (DIG) is considering a number of issues affecting the power industry. Entergy's interpretation of these issues in its initial implementation of SFAS 133 is based on management's application of existing accounting literature. To the extent that the DIG ultimately interprets these issues differently than Entergy, Entergy's financial statements could be materially affected, although the amount of the possible effect cannot be quantified at this time.

NOTE 2.   RATE AND REGULATORY MATTERS

Electric Industry Restructuring

Arkansas

(Entergy Corporation and Entergy Arkansas)

      In April 1999, the Arkansas legislature enacted a law providing for competition in the electric utility industry through retail open access as of January 1, 2002. With retail open access, generation operations would become a competitive business, but transmission and distribution operations will continue to be regulated either by federal or state regulatory commissions. In November 2000, the APSC issued a report to the General Assembly on the status of deregulation implementation and recommended that the deregulation statute remain as passed in 1999 except that the target date for retail open access be delayed until no sooner than October 1, 2003 and no later than October 1, 2005. The investor-owned utilities in Arkansas signed a settlement agreement that supported the recommendation. During the 2001 legislative session, the General Assembly passed an amendment to the deregulation statute to adopt the APSC recommendation to amend the target date for retail open access. The amendment was signed into law by the governor in February 2001. Besides delaying the target date, the amendment includes two new criteria that will allow the APSC to delay the retail open access date beyond the October 1, 2003 target. The additional criteria that could cause further delay include:

     o most customers would not have a reasonable opportunity to realize net benefits, specifically including relative price benefits for residential and small business customers; or
     o demonstrably effective market structures are not in place, particularly a regional transmission organization or insufficient generation and transmission capacity.

Other provisions of the currently enacted law:

     o require utilities to separate (unbundle) their costs into generation, transmission, distribution, and customer service functions;
     o require customer service functions to be further unbundled into competitive and regulated services based on the APSC's determination that billing services be competitive as of retail open access;
     o require operation of transmission facilities by an organization independent from the generation, distribution, and retail operations;
     o provide for the determination of and mitigation measures for generation market power,which could require generation asset divestitures or other mitigation measures;
     o allow for recovery of stranded and transition costs if the costs are approved by the APSC;
     o allow for the securitization of approved stranded costs; and
     o freeze residential and small business customer rates for three years by utilities that will recover stranded costs and one year for other utilities.

     Entergy Arkansas filed separate generation, transmission, distribution, and customer service rates with the APSC in December 1999 and also filed notice of its intent to recover stranded costs. Should utilities that have filed notice of stranded cost recovery determine that, due to the delay in retail open access, stranded cost recovery is not required, notice of intent to withdraw from seeking stranded cost recovery must be filed by December 31, 2001. Entergy Arkansas' unbundled rates were based on the cost-of-service study that formed the basis of the rates included in the 1997 settlement agreement. In October 2000, a settlement agreement was filed settling all outstanding issues except one rate design issue. In December 2000, the APSC approved the unbundled rates as filed, approved the October 2000 settlement agreement, and ordered compliance tariffs be filed within 60 days. Bundled rates will continue to be effective until six months prior to retail open access.

     The APSC and various participants in the industry, including Entergy Arkansas, are involved in the ongoing process of implementing the legislation through various rulemaking and other proceedings. Some rulemakings were suspended in late 2000 in anticipation of a delay in the target date for retail open access. In compliance with the provisions of the deregulation law and as a result of rulemakings concluded in 2000, Entergy Arkansas has:

     o filed a functional, but not corporate, unbundling plan with the APSC in August 2000. The functional unbundling plan initially establishes separate business units for distribution, generation, and a new retail energy service provider. The plan contemplates the transfer of transmission assets to the Transco discussed herein. The functional unbundling plan is tentative because the regulatory requirements to implement the retail open access law have not been finalized, and changes to the plan are possible;
     o filed a compliance plan in October 2000 detailing the specific procedures to ensure that the affiliate rules are implemented;
     o filed unbundled compliance tariffs in February 2001;
     o filed a market power study in October 2000 in accordance with the guidelines adopted by the APSC. The study included both wholesale generation and retail markets and examined vertical and horizontal market power issues. Due to the delay in retail open access, Entergy Arkansas will file an updated study in 2001 reflecting any changes in generation supply in the study region;
     o agreed to file the stranded cost proceedings following the market power proceeding; and
     o participated in various rulemakings related to standard service package offerings, the declaration of billing services as a competitive service, electronic data exchange, consumer education, and affiliate rules.

     In June 2000, the APSC declared that billing would become a competitive service at the beginning of retail open access. In December 2000, the APSC issued an order requiring utilities to file further customer service costs from the competitive services costs. In May 2001, Entergy Arkansas will file further unbundled customer service rates to separate those costs associated with those billings services that were declared competitive as of retail open access from those customer services still regulated by the APSC.

     In December 2000, Entergy Arkansas filed an application for approval to transfer Entergy Arkansas' transmission assets to an independent company (Transco). This transfer of transmission assets is to comply with establishing independent transmission operations in accordance with federal and state deregulation requirements. Entergy's Transco proposal is discussed in "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - SIGNIFICANT FACTORS AND KNOWN TRENDS - Open Access Transmission and Entergy's Transco Proposal".

Texas

(Entergy Corporation and Entergy Gulf States)

     In June 1999, the Texas legislature enacted a law providing for competition in the electric utility industry through retail open access. The law provides for retail open access by most investor-owned electric utilities, including Entergy Gulf States, on January 1, 2002. With retail open access, generation and a new retail electric provider operation will be competitive businesses, but transmission and distribution operations will continue to be regulated. The new retail electric provider will be the primary point of contact with customers. The provisions of the new law:

     o require a rate freeze through December 31, 2001 with rates reduced by 6% beyond that for residential and small commercial customers of most incumbent utilities except Entergy Gulf States,whose rates are exempt from the 6% reduction requirement. These rates to residential and small commercial customers are known as the "Price to Beat", and they may be adjusted periodically after January 1, 2002 for fuel and purchased power costs according to PUCT rules;
     o require utilities to charge the Price to Beat rates through 2004, or until 40% of customers in the jurisdiction have chosen an alternative supplier, whichever comes first. However, the Price to Beat rates must continue to be made available through 2006;
     o require utilities to submit a plan to separate (unbundle) their generation, transmission and distribution, and retail electric provider functions, which Entergy Gulf States filed in January 2000 as discussed below;
     o require utilities to comply with a code of conduct to ensure that utilities do not allow affiliates to have a business advantage over competitors;
     o require operation in a non-discriminatory manner of transmission and distribution facilities by an organization independent from the generation and retail operations by the time competition is implemented;
     o allow for recovery of stranded costs incurred in purchasing power and providing electric generation service if the costs are approved by the PUCT;
     o allow securitization of regulatory assets and PUCT-approved stranded costs;
     o provide for the determination of and mitigation measures for generation market power; and
     o required utilities to file separated cost data and proposed transmission, distribution,and competition transition tariffs by April 1, 2000.

     Entergy Gulf States filed its business separation plan with the PUCT in January 2000 to separate its functions, and amended that plan in June and December 2000. The plan provides that, by January 2002, Entergy Gulf States will be divided into a Texas distribution company, a Texas transmission company, a Texas generation company, at least two Texas retail electricity providers, and a Louisiana company that will encompass distribution, generation, transmission, and retail operations. In July
2000, the PUCT issued an interim order approving the amended business separation plan. The plan provides that the Louisiana company would retain the liability for all debt obligations of Entergy Gulf States and that the property of the Texas companies would be released from the lien of Entergy Gulf States' mortgage. Except for the Texas retail electric providers, each of the Texas companies would assume a portion of Entergy Gulf States' debt obligations, which assumptions would not act to release the Louisiana company's obligations. Except for the Texas retail electric providers, each of the Texas companies would also grant a lien on its properties in favor of the Louisiana company to secure its obligations to the Louisiana company in respect of the assumed obligations. In addition, under the plan, Entergy Gulf States will refinance or retire the Texas companies' portion of existing debt by the end of 2004. Regulatory approvals from FERC, the SEC, and the LPSC, and final approval from the PUCT will be required before the business separation plan can be implemented. Remaining business separation issues in Texas subsequent to the July 2000 interim order will be addressed in the cost unbundling proceeding before the PUCT.

     The LPSC has opened a docket to identify the changes in corporate structure of Entergy Gulf States, and their potential impact on Louisiana retail ratepayers, resulting from restructuring in Texas and Arkansas. Entergy Gulf States filed testimony in that proceeding in August 2000. The LPSC staff filed testimony in that proceeding in October 2000 criticizing Entergy Gulf States' proposal, particularly the part related to the Texas portion of generation assets being transferred to an unregulated entity.
Entergy  Gulf  States filed rebuttal testimony in December 2000.   A
procedural schedule has not been set.

     Beginning January 1, 2002, the market power measures in the open access law will prohibit Entergy Gulf States from owning and controlling more than 20% of the installed generation capacity located in, or capable of delivering electricity to, a "power region", which is defined as a distinct region of NERC. In seeking PUCT approval of the Merger, Entergy and FPL Group are required to demonstrate that the merged company will not exceed this threshold. However, all the implications of this limit are uncertain for Entergy Gulf States and Entergy. It is possible that Entergy Gulf States could decide to divest some of its generation assets or seek to reduce transmission constraints if Entergy Gulf States is found to have generation market power in excess of this limit. The legislation also requires affected utilities to sell at auction entitlements to at least 15% of their installed generation capacity in Texas at least 60 days before January 1, 2002. The obligation to auction capacity entitlements continues for up to 60 months after January 1, 2002, or until 40% of current customers have chosen an alternative supplier, whichever comes first.

     The PUCT and various participants in the industry are currently in the process of implementing the legislation through various rulemaking and other proceedings. The Provider of Last Resort (POLR) rule was approved by the PUCT in October 2000, requiring that such a provider exist in every area of the state and setting up the process by which such a provider will be selected and its services priced. The PUCT received bids from retail electric providers seeking to become the POLR in each area in January 2001. The PUCT has stated its preference that the POLR not be the retail electric provider that is affiliated with the incumbent utility in the area. However, depending on the outcome of the bidding process, Entergy Gulf States' affiliate retail electric provider may be required to provide POLR service in Entergy Gulf States' service territory. This may have a material financial impact on the Entergy Gulf States retail electric provider depending on the terms and prices eventually approved by the PUCT for POLR service.

     On March 31, 2000, pursuant to the Texas restructuring legislation, Entergy Gulf States filed cost data with the PUCT for its unbundled business functions and proposed tariffs for its unbundled distribution utility. In the filing, Entergy Gulf States is seeking approval for recovery of the following, among other things:

     o the unbundled distribution utility's cost of service; and
     o a ten-year nonbypassable charge to recover estimated stranded costs and a nonbypassable charge to recover nuclear decommissioning costs.

Also included in the proceeding is consideration of the treatment of the 30% share of River Bend acquired from Cajun, which Entergy Gulf States treats as an asset not subject to regulation by the PUCT.

     On March 6, 2001, Entergy Gulf States filed with the PUCT a non-unanimous settlement agreement in the unbundled cost proceeding that establishes the distribution revenue requirement. The settlement agreement is between Entergy Gulf States, the PUCT Staff, and other parties. Pursuant to a generic rule prescribed by the PUCT, Entergy Gulf States' allowed return on equity will be 11.25%. The generic capital structure prescribed by the PUCT is 60% debt and 40% equity. Also in the settlement agreement, the parties agree that Entergy Gulf States' stranded costs and benefits are $0, and no charge to recover stranded costs will be implemented. A rider to recover nuclear decommissioning costs will be implemented. Hearings before the PUCT on approval of the settlement are scheduled to begin in April 2001. Management cannot predict the timing or outcome of this proceeding.

Louisiana

(Entergy Corporation, Entergy Gulf States, and Entergy Louisiana)

      In March 1999, the LPSC deferred making a decision on whether competition in the electric industry is in the public interest. However, the LPSC staff, outside consultants, and counsel were directed to work together to analyze and resolve issues related to competition and then recommend a plan for its implementation to be considered by the LPSC. In January 2001, a draft response was circulated among interested parties. It is expected that, after a comment period, a final staff response will be presented to the LPSC in April 2001.

      See above under "Texas" for discussion of the LPSC proceeding considering Entergy Gulf States' business separation plan.

Mississippi

(Entergy Corporation and Entergy Mississippi)

     In May 2000, after two years of studies and hearings, the MPSC announced that it was suspending its docket studying the opening of the state's retail electricity markets to competition. The MPSC based its decision on its finding that competition could raise the electric rates paid by residential and small commercial customers. The final decision regarding the introduction of retail competition ultimately lies with the Mississippi Legislature, which is holding its 2001 session from January through March. Management cannot predict when, or if, Mississippi will deregulate its retail electricity market, but does not expect it to occur before 2003.

New Orleans

(Entergy Corporation and Entergy New Orleans)

     Entergy New Orleans filed an electric transition to competition plan in September 1997. This plan is similar to plans that were filed by the other domestic utility companies. No procedural schedule has been established for consideration of that plan by the Council.

     In October 1998, the Council began proceedings to determine if natural gas retail competition is in the public interest. Advisors to the Council issued a final report that proposed various pilot programs and found that retail gas open access is not in the public interest at this time. The Council accepted an offer of settlement from Entergy New Orleans in this matter that allows for a voluntary pilot program for a limited number of large industrial non-jurisdictional gas customers.

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

     In June 2000, Entergy Arkansas filed an application to continue the stranded cost mitigation efforts agreed upon in the settlement agreement including the funding of a transition cost account and the accelerated amortization of the Grand Gulf obligation. In December 2000, the APSC approved a settlement agreement that directed Entergy Arkansas to do the following:

     o seek FERC approval for the cessation of the accelerated payment of the Grand Gulf purchased power obligation as of July 1, 2001,and approval was applied for in February 2001; and
     o continue the collection of excess earnings in a transition cost account at least through 2002.

Entergy Arkansas' 2000 operating expenses reflect reserves of $4.4 million ($2.7 million net of taxes) to record the final determination of 1999 excess earnings. Interest of $5.2 million ($3.2 million net of taxes) was also recorded in the transition cost account for 2000. As of December 31, 2000, the transition cost account balance was $119.6 million. Entergy Arkansas applied $17.5 million ($10.7 million net of tax) of 2000 excess earnings recorded in the third quarter 2000 against 2000 ice storm damage expenses. For additional information on the December 2000 ice storms in Arkansas, refer to "December 2000 Ice Storms" discussed below.

     In March 2000, Entergy Arkansas filed its annually redetermined energy cost rate with the APSC in accordance with the energy cost recovery rider formula and special circumstances agreement. The filing reflected that an increase was warranted to collect an under-recovery of energy costs for 1999. The increased energy cost rate is effective April 2000 through March 2001.

     In October 2000, the APSC ordered Entergy Arkansas to cease collection of funds to decommission ANO 1 and 2 for the calendar year 2001. Based on anticipated approval of Entergy's application with the NRC to extend the license of ANO 1 by 20 years, the APSC concluded that the funds previously collected will be sufficient to decommission the units. This decision will be reviewed annually and reflected in Entergy Arkansas' filing of its annual determination of the nuclear decommissioning rate rider.


Filings with the PUCT and Texas Cities

Rate Proceedings  (Entergy Corporation and Entergy Gulf States)

     In June 1999, the PUCT approved a settlement agreement that Entergy Gulf States entered into in February 1999. The settlement agreement resolved Entergy Gulf States' 1996 and 1998 rate proceedings and all of the settling parties' pending appeals in other matters, except for the appeal in the River Bend abeyed cost recovery proceeding discussed below. The Office of Public Utility Counsel, an intervenor in the proceeding, has appealed certain aspects of this settlement to Travis County District Court. Entergy Gulf States cannot predict the impact of the appeal.

     The settlement agreement provides for the following:

     o an annual $4.2 million base rate reduction, effective March 1, 1999, which is in addition to the annual $69 million base rate reduction
       (net of River Bend accounting order deferrals) in the PUCT's second order on rehearing in October 1998;
     o a methodology for semi-annual revisions of the fixed fuel factor through December 2001 based on the market price of natural gas;
     o a base rate freeze through June 1, 2000. The Texas restructuring law extends the base rate freeze through December 2001;
     o amortization of the remaining River Bend accounting order deferrals as of January 1, 1999, over three years on a straight-line basis, and the accounting order deferrals will not be recognized in any subsequent base rate case or stranded cost calculation;
     o the dismissal of all pending appeals of the settling parties relating to Entergy Gulf States' proceedings with the PUCT, except the River Bend abeyed plant costs appeal discussed below; and
     o the potential recovery in the River Bend abeyed plant costs appeal is limited to $115 million net plant in service as of January 1, 2002, less depreciation over the remaining life of the plant beginning January 1, 2002 through the date the plant costs are included in rate base, and any such recovery will not be used to increase rates above the level agreed to in the settlement agreement (see "Recovery of River Bend Costs" in this note for further discussion).

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

Recovery of River Bend Costs  (Entergy Corporation and Entergy Gulf States)

     In March 1998, the PUCT disallowed recovery of $1.4 billion of company-wide abeyed River Bend plant costs which have been held in abeyance since
1988.   Entergy Gulf States appealed the PUCT's decision on this matter  to the Travis County District Court in Texas. In June 1999, subsequent to the settlement agreement discussed above, Entergy Gulf States removed the reserve for River Bend plant costs held in abeyance and reduced the value of the plant asset. The settlement agreement limits potential recovery of the remaining plant asset, less depreciation, to $115 million, beginning January 1, 2002 through the date the plant costs are included in rate base, and any such recovery will not be used to increase rates above the level as agreed to in the settlement agreement. The settlement agreement also prohibits Entergy Gulf States from acting on its appeal until January 1,
2002.   Based on advice of counsel, management believes that it is probable that the matter will be remanded again to the PUCT for a further ruling on the prudence of the abeyed plant costs and it is reasonably possible that some portion of these costs will be added to the net book value of the River Bend plant for regulatory purposes. However, no assurance can be given that additional reserves or write-offs will not be required in the future.

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

     Based on the settlement agreement discussed above, Entergy Gulf States adopted a methodology for calculating its fixed fuel factor based on the market price of natural gas. This calculation and any necessary adjustments began semi-annually as of March 1, 1999 and are scheduled to continue until December 2001, unless otherwise ordered by the PUCT. The calculation for the factor that was implemented in September 2000 showed that the fuel factor should be increased. This fuel factor increase was approved by the PUCT in August 2000. The amounts collected under Entergy Gulf States' fixed fuel factor are the subject of fuel reconciliation proceedings before the PUCT, including a fuel reconciliation case filed by Entergy Gulf States in January 2001. In connection with the implementation of restructuring in Texas, Entergy Gulf States anticipates that it will file a final fuel reconciliation in March 2003 for the period ending December 31, 2001.

     Entergy Gulf States filed a fuel reconciliation case in July 1999 reconciling approximately $731 million (after excluding approximately $14 million related to Cajun issues to be handled in a subsequent proceeding) of fuel and purchased power costs incurred from July 1996 to February 1999. In February 2000, Entergy Gulf States reached a settlement with all but one of the parties to the proceeding. The settlement reduced Entergy Gulf States' requested surcharge in the reconciliation filing from $14.7 million to $2.2 million. In April 2000, the PUCT approved this settlement allowing Entergy Gulf States to recover the $2.2 million surcharge beginning with the April 2000 billing cycle and continuing until January 2001.

     In September 1999, Entergy Gulf States filed an application with the PUCT requesting an interim fuel surcharge to collect under-recovered fuel and purchased power expenses incurred from March 1999 through July 1999. In December 1999, the PUCT approved the collection of $33.9 million over a five-month period beginning January 2000. An administrative appeal of the interim fuel surcharge was filed by certain cities in Travis County District Court. Entergy Gulf States cannot predict the outcome of this appeal. The fuel and purchased power expenses contained in this surcharge are subject to the current fuel reconciliation proceeding.

     In September 2000, Entergy Gulf States requested an interim surcharge to collect the under-recovered fuel and purchased power expenses, including accrued interest, incurred from August 1999 through July 2000. In December 2000, the PUCT issued an order approving Entergy Gulf States' request for the collection of $79.0 million over an eleven-month period beginning February 2001.

     In January 2001, Entergy Gulf States filed a fuel reconciliation case covering the period from March 1, 1999 to August 31, 2000. Entergy Gulf States is reconciling approximately $583 million of fuel and purchased power costs. As part of this filing, Entergy Gulf States requested the collection of $28 million plus interest of under-recovered fuel and purchased power costs.

     In March 2001, Entergy Gulf States filed an application with the PUCT requesting an interim surcharge to collect under-recovered fuel and purchased power expenses incurred from September 2000 through January 2001. Entergy Gulf States is requesting the recovery of $82 million, plus interest, from July through December 2001. The request is currently pending before the PUCT and an order is expected by June 2001. The fuel and purchased power expenses contained in this surcharge will be subject to future fuel reconciliation proceedings.

Filings with the LPSC

Annual Earnings Reviews  (Entergy Corporation and Entergy Gulf States)

     In June 2000, the LPSC approved a settlement between Entergy Gulf States and the LPSC staff to refund $83 million, including interest, resolving refund issues in Entergy Gulf States' second, third, fourth, and fifth post-merger earnings reviews filed with the LPSC in May 1995, 1996, 1997, and 1998, respectively. The refund was made over a three-month period beginning July 2000.

     Although refund issues in the third, fourth, and fifth post-merger earnings reviews were resolved by the June 2000 settlement, certain prospective issues remained in dispute following the settlement. On remand from the Louisiana Supreme Court in the third earnings review, Entergy Gulf States' allowed return on common equity was reset at 10.83%. The fourth earnings review is currently on appeal at the Nineteenth Judicial District Court. A final decision from the LPSC in the fifth earnings review is expected in the first or second quarter of 2001.

     In May 1999, Entergy Gulf States filed its sixth required post-merger earnings analysis with the LPSC. Hearings were held in February and June 2000. The timing of a final decision in the proceeding is not certain.

     In May 2000, Entergy Gulf States filed its seventh required post-merger earnings analysis with the LPSC. This filing will be subject to review by the LPSC, which may result in a change in rates. Entergy Gulf States also is proposing that the allowed return on common equity be increased to 11.60%. Hearings are scheduled for April 2001.

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

       In April 1999, Entergy Louisiana submitted its fourth annual performance-based formula rate plan filing for the 1998 test year. A rate reduction of $15.0 million was implemented effective August 1, 1999. In May 2000, the LPSC ordered a $6.4 million refund. This refund was made in July 2000.

     In May 2000, Entergy Louisiana submitted its fifth annual performance-based formula rate plan filing for the 1999 test year. As a result of this filing, Entergy Louisiana implemented a $24.8 million base rate reduction in August 2000. Entergy Louisiana is proposing to increase prospectively the allowed return on common equity from 10.5 % to 11.6%, which, if approved, would reduce the amount of any rate reduction implemented. This filing will be subject to review by the LPSC. A procedural schedule has not yet been established by the LPSC.

      As approved by the LPSC, Entergy Louisiana will continue its annual performance-based formula rate plan filings for an additional year with a filing to be made in April 2001.

Fuel   Adjustment  Clause  Litigation   (Entergy  Corporation  and  Entergy
Louisiana)

      In May 1998, a group of ratepayers filed a complaint against Entergy Corporation, Entergy Power, and Entergy Louisiana in state court in Orleans Parish purportedly on behalf of all Entergy Louisiana ratepayers. The plaintiffs seek treble damages for alleged injuries arising from alleged violations by the defendants of Louisiana's antitrust laws in connection with the costs included in fuel filings with the LPSC and passed through to ratepayers. Among other things, the plaintiffs allege that Entergy Louisiana improperly introduced certain costs into the calculation of the fuel charges, including high-cost electricity imprudently purchased from its affiliates and high-cost gas imprudently purchased from independent third party suppliers. In addition, plaintiffs seek to recover interest and attorneys' fees. Plaintiffs also requested that the LPSC initiate a review of Entergy Louisiana's monthly fuel adjustment charge filings and force restitution to ratepayers of all costs that the plaintiffs allege were improperly included in those fuel adjustment filings. A few parties have intervened in the LPSC proceeding. In direct testimony, plaintiffs purport to quantify many of their claims for the period 1989 through 1998 in an amount totaling $544 million, plus interest.

      Entergy Louisiana has reached an agreement in principle with the LPSC staff for the settlement of the matter before the LPSC and has executed a definitive agreement with the plaintiffs for the settlement of the matter before the LPSC and the state court. The LPSC approved the settlement agreement following a fairness hearing before an ALJ in November 2000. Plaintiffs have sought class certification and approval of the settlement by the state court, and a hearing on those issues is scheduled for April 2001.

      Under the terms of the settlement agreement, Entergy Louisiana agrees to refund to customers approximately $72 million to resolve all claims arising out of or relating to Entergy Louisiana's fuel adjustment clause filings from January 1, 1975 through December 31, 1999, except with respect to purchased power and associated costs included in the fuel adjustment clause filings for the period May 1 through September 30, 1999. Entergy Louisiana previously provided reserves for the refund. Under the terms of the settlement, Entergy Louisiana also consents to future fuel cost recovery under a long-term gas contract based on a formula that would likely result in an under-recovery of actual costs under that contract for the remainder of its term, which runs through 2013. The future under-recovery cannot be precisely estimated at this time because it will depend upon factors that are not certain, such as the price of gas and the amount of gas purchased under the long-term contract. In recent years, Entergy Louisiana has made purchases under that contract totaling from $91 million to $121 million annually. Had the proposed settlement terms been applicable to such purchases, the under-recoveries would have ranged from $4 million to $9 million per year.

Filings with the MPSC

Formula Rate Plan Filings  (Entergy Corporation and Entergy Mississippi)

      In March 2000, Entergy Mississippi submitted its annual performance-based formula rate plan for the 1999 test year. The filing indicated that no change in rate levels was warranted and the current rate levels remain in effect.

      In March 1999, Entergy Mississippi submitted its annual performance-based formula rate plan filing for the 1998 test year. In April 1999, the MPSC approved a prospective rate reduction of $13.3 million, effective May 1999. In June 1999, Entergy Mississippi revised its March 1999 filing to include a portion of refinanced long-term debt not included in the original filing. This revision resulted in an additional rate reduction of approximately $1.5 million, effective July 1999.

MPSC Fuel Cost Review  (Entergy Corporation and Entergy Mississippi)

       In December 2000, the MPSC approved an increase in Entergy Mississippi's energy cost recovery rider to collect the under-recovered fuel and purchased power costs incurred as of September 30, 2000. The recovery of $136.7 million, plus carrying charges, will occur over a 24-month period effective with the first billing cycle of January 2001. As approved by the MPSC, Entergy Mississippi will be making quarterly energy cost recovery filings beginning in January 2001 to reflect under-recovered fuel and purchased power costs from the second prior calendar quarter.

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

Natural Gas  (Entergy Corporation and Entergy New Orleans)

     The Council held hearings in May 1999 regarding the prudence of Entergy New Orleans' natural gas purchasing practices. Entergy New Orleans made an offer to settle this matter in conjunction with the offer to settle the gas retail open access issue, and the offer was accepted by the Council. Management has provided adequate reserves for the outcome of this proceeding.

Fuel  Adjustment  Clause Litigation  (Entergy Corporation and  Entergy  New
Orleans)

     In April 1999, a group of ratepayers filed a complaint against Entergy New Orleans, Entergy Corporation, Entergy Services, and Entergy Power in state court in Orleans Parish purportedly on behalf of all Entergy New Orleans ratepayers. The plaintiffs seek treble damages for alleged injuries arising from the defendants' alleged violations of Louisiana's antitrust laws in connection with certain costs passed on to ratepayers in Entergy New Orleans' fuel adjustment filings with the Council. In particular, plaintiffs allege that Entergy New Orleans improperly included certain costs in the calculation of fuel charges and that Entergy New Orleans imprudently purchased high-cost fuel from other Entergy affiliates. Plaintiffs allege that Entergy New Orleans and the other defendant Entergy companies conspired to make these purchases to the detriment of Entergy New Orleans' ratepayers and to the benefit of Entergy's shareholders, in violation of Louisiana's antitrust laws. Plaintiffs also seek to recover interest and attorneys' fees. Exceptions to the plaintiffs' allegations were filed by Entergy, asserting, among other things, that jurisdiction over these issues rests with the Council and FERC. If necessary, at the appropriate time, Entergy will also raise its defenses to the antitrust claims. At present, the suit in state court is stayed by stipulation of the parties.

      Plaintiffs also filed this complaint with the Council in order to initiate a review by the Council of the plantiffs' allegations and to force restitution to ratepayers of all costs they allege were improperly and imprudently included in the fuel adjustment filings. Discovery has begun in the proceedings before the Council. In April 2000, testimony was filed on behalf of the plaintiffs in this proceeding. The testimony asserts, among other things, that Entergy New Orleans and other defendants have engaged in fuel procurement and power purchasing practices that could have resulted in New Orleans customers being overcharged by more than $59 million over a period of years. However, it is not clear precisely what periods and damages are being alleged. Entergy intends to defend this matter vigorously, both in court and before the Council. Hearings will be held in October 2001. The ultimate outcome of the lawsuit and the Council proceeding cannot be predicted at this time.

Purchased Power for Summer 2000 (Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans)

      The domestic utility companies filed applications with the APSC, the LPSC, the MPSC, and the Council to approve the sale of power by Entergy Gulf States from its unregulated, undivided 30% interest in River Bend formerly owned by Cajun to the other domestic utility companies during the summer of 2000. In addition, Entergy Gulf States and Entergy Louisiana filed an application with the LPSC for authorization to purchase capacity and electric power from third parties for the summer of 2000. The commissions and Council approved the applications, with a reservation of their right to review the prudence of the purchases and the appropriate categorization of the costs as either capacity or energy charges for purposes of recovery.

     The LPSC reviewed the purchases and found that Entergy Louisiana's and Entergy Gulf States' costs were prudently incurred, but decided that approximately 34% of the costs should be categorized as capacity charges, and therefore should be recovered through base rates and not through the fuel adjustment clause. In November 2000, the LPSC ordered refunds of $11.1 million for Entergy Louisiana and $3.6 million for Entergy Gulf States, for which adequate reserves have been made. These costs categorized as capacity charges will be included in the costs of service used to determine the base rates of those companies.

River Bend Cost Deferrals  (Entergy Corporation and Entergy Gulf States)

      Entergy Gulf States was amortizing $182 million of River Bend operating and purchased power costs, depreciation, and accrued carrying charges over a 20-year period. In accordance with the June 1999 Texas settlement agreement discussed above, Entergy Gulf States reduced these deferred costs by $93.9 million, for which adequate reserves had been recorded. Entergy Gulf States also was allowed to amortize the remainder of the accelerated balance as of January 1, 1999, over three years on a straight-line basis ending December 31, 2001.

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

(Entergy Corporation and Entergy New Orleans)

      Under various rate settlements with the Council in 1986, 1988, and 1991, Entergy New Orleans agreed to absorb and not recover from ratepayers a total of $96.2 million of its Grand Gulf 1 costs. Entergy New Orleans was permitted to implement annual rate increases in decreasing amounts each year through 1995, and to defer certain costs and related carrying charges for recovery on a schedule extending from 1991 through 2001. As of December 31, 2000, the uncollected balance of Entergy New Orleans' deferred costs was $11 million.

FERC Settlement (Entergy Corporation and System Energy)

      In November 1994, FERC approved an agreement settling a long-standing dispute involving income tax allocation procedures of System Energy. In accordance with the agreement, System Energy will refund a total of approximately $62 million, plus interest, to Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans through June 2004. System Energy also reclassified from utility plant to other deferred debits approximately $81 million of other Grand Gulf 1 costs. Although such costs are excluded from rate base, System Energy is amortizing and recovering these costs over a 10-year period. Interest on the $62 million refund and the loss of the return on the $81 million of other Grand Gulf 1 costs will reduce Entergy's and System Energy's net income by approximately $10 million annually.

Proposed Rate Increase

(System Energy)

      System Energy applied to FERC in May 1995 for a $65.5 million rate increase. The request sought changes to System Energy's rate schedule, including increases in the revenue requirement associated with decommissioning costs, the depreciation rate, and the rate of return on common equity. The request also includes a proposed change in the accounting recognition of nuclear refueling outage costs from that of expensing those costs as incurred to the deferral and amortization method described in Note 1 to the financial statements. In December 1995, System Energy implemented the $65.5 million rate increase, subject to refund, for which a portion has been reserved. After holding hearings in 1996, a FERC ALJ found that portions of System Energy's request should be rejected, including a proposed increase in return on common equity from 11% to 13% and a requested change in decommissioning cost methodology. The ALJ recommended a decrease in the return on common equity from 11% to 10.8%. Other portions of System Energy's request for a rate increase were approved by the ALJ.

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

     System Energy has provided reserves for a potential refund to the rate level of the initial ALJ decision, including interest. Management has analyzed the effect of FERC's decision, and, given the reserve in place, has concluded that a refund to the FERC decision rate level is not expected to have a material adverse effect on Entergy's, System Energy's, or the domestic utility companies' results of operations. System Energy has filed a request for rehearing of FERC's order, which defers any refunds until after further FERC action.

(Entergy Mississippi)

      Entergy Mississippi's allocation of the proposed System Energy wholesale rate increase is $21.6 million annually. In July 1995, Entergy Mississippi filed a schedule with the MPSC that defers the retail recovery of the System Energy rate increase. The deferral plan, which was approved by the MPSC, began in December 1995, the effective date of the System Energy rate increase, and will end after the issuance of a final order by FERC. Under this plan, the deferral period was anticipated to have ended by September 1998, and the deferred amount would have been amortized over 48 months beginning in October 1998. Entergy Mississippi filed a revised deferral plan with the MPSC in August 1998 that provided for recovery, effective with October 1998 billings, of $11.8 million of the System Energy rate increase that was approved by the FERC ALJ's initial decision in July 1996. The $11.8 million was being amortized over the original 48-month period, which began in October 1998. In August 2000, as a result of the July 2000 FERC Order and Entergy's request for rehearing, Entergy Mississippi filed a second revised deferral plan with the MPSC that provides for a one year suspension of the recovery of the ALJ amount deferred prior to October 1998. The amount of System Energy's proposed increase in excess of the $11.8 million will also continue to be deferred until the issuance of a final order by FERC, or October 2002, whichever occurs first. These deferred amounts, plus carrying charges, will be amortized over a 36-month period beginning in October 2002.

(Entergy New Orleans)

      Entergy New Orleans' allocation of the proposed System Energy wholesale rate increase is $11.1 million annually. In February 1996, Entergy New Orleans filed a plan with the Council to defer 50% of the amount of the System Energy rate increase. The deferral began in February 1996 and will end after the issuance of a final order by FERC.

Grand Gulf Accelerated Recovery Tariff

(Entergy Arkansas)

      In April 1998, FERC approved the Grand Gulf Accelerated Recovery Tariff (GGART) that Entergy Arkansas filed as part of the settlement agreement that the APSC approved in December 1997. The GGART was designed to allow Entergy Arkansas to pay down a portion of its Grand Gulf purchased power obligation in advance of the implementation of retail access in Arkansas. The GGART provides for the acceleration of $165.3 million of its obligation over the period January 1, 1999 through June 30, 2004. In December 2000, the APSC approved an amendment to the settlement agreement that directed Entergy Arkansas to seek FERC approval for the cessation of the GGART as of July 1, 2001. The settlement agreement with the APSC is discussed above in "Filings with the APSC".

(Entergy Mississippi)

      In September 1998, FERC approved the GGART for Entergy Mississippi's allocable portion of Grand Gulf, which was filed with FERC in August 1998. The GGART provides for the acceleration of Entergy Mississippi's Grand Gulf purchased power obligation in an amount totaling $221.3 million over the period October 1, 1998 through June 30, 2004.

December 2000 Ice Storms  (Entergy Arkansas)

     In mid- and late December 2000, two separate ice storms left 226,000 and 212,500 Arkansas customers, respectively, without electric power in its service area. The storms were the most severe natural disasters ever to affect Entergy Arkansas, causing damage to transmission and distribution lines, equipment, poles, and facilities. Of the $195 million of estimated storm-related costs, approximately $23 million were capitalized in 2000. Entergy Arkansas has applied 2000 excess earnings to offset some of these costs, and Entergy Arkansas intends to seek approval from the APSC for recovery of the remaining storm-related costs. Historically, the APSC has allowed recovery of costs associated with the restoration of service from storms and other natural disasters.


NOTE 3.   INCOME TAXES

      Income tax expenses for 2000, 1999, and 1998 consist of the following (in thousands):

             2000                        Entergy    Entergy    Entergy     Entergy      Entergy    System
                                Entergy  Arkansas Gulf States Louisiana   Mississippi New Orleans  Energy
Current:
  Federal                       $291,616  $51,042     $42,587    $83,369     ($24,598)    $10,530  $132,725
  Foreign                         11,555        -           -          -            -           -         -
  State                           51,293    9,694       6,737     12,926       (3,615)      1,706    19,750
                                ---------------------------------------------------------------------------
    Total                        354,464   60,736      49,324     96,295      (28,213)     12,236   152,475
Deferred -- net                  150,018   46,365      61,779     22,111       52,581        (129)  (67,509)
Investment tax credit
   adjustments -- net            (25,561)  (6,589)     (7,500)    (5,761)      (1,500)       (510)   (3,703)
                                ---------------------------------------------------------------------------
   Recorded income tax expense  $478,921 $100,512    $103,603   $112,645      $22,868     $11,597   $81,263
                                ===========================================================================

             1999                          Entergy    Entergy    Entergy      Entergy      Entergy     System
                                 Entergy  Arkansas  Gulf States Louisiana   Mississippi  New Orleans   Energy
Current:
  Federal                        $452,568   $25,811     $64,991   $115,180         ($660)     $13,238  $121,733
  Foreign                          27,730         -           -          -             -            -         -
  State                            65,834     5,780      11,669     22,675           131        2,923    18,979
                                -------------------------------------------------------------------------------
    Total                         546,132    31,591      76,660    137,855          (529)      16,161   140,712
Deferred -- net                  (153,304)   26,335      13,513     (9,953)       19,566       (2,615)  (77,173)
Investment tax credit
   adjustments -- net             (36,161)   (3,914)    (15,008)    (5,534)       (1,500)        (516)   (9,688)
                                -------------------------------------------------------------------------------
   Recorded income tax expense   $356,667    54,012     $75,165   $122,368       $17,537      $13,030   $53,851
                                ===============================================================================

             1998                           Entergy     Entergy    Entergy     Entergy      Entergy    System
                                  Entergy   Arkansas  Gulf States Louisiana   Mississippi New Orleans  Energy
Current:
  Federal                         $235,979    $68,814     $43,729    $69,551      $34,984     $15,010   $91,107
  Foreign                           28,156          -           -          -            -           -         -
  State                             67,163     14,853      17,218     12,643        5,541       2,530    14,378
                                 ------------------------------------------------------------------------------
    Total                          331,298     83,667      60,947     82,194       40,525      17,540   105,485
Deferred -- net                   (109,474)    (7,153)    (90,314)    32,506      (10,983)     (6,993)  (24,745)
Investment tax credit
   adjustments -- net               44,911     (5,140)     61,140     (5,596)      (1,511)       (505)   (3,477)
                                 ------------------------------------------------------------------------------
   Recorded income tax expense    $266,735    $71,374     $31,773   $109,104      $28,031     $10,042   $77,263
                                 ==============================================================================


      Total income taxes differ from the amounts computed by applying the statutory income tax rate to income before taxes. The reasons for the differences for the years 2000, 1999, and 1998 are (amounts in thousands):


                                                 Entergy     Entergy     Entergy     Entergy     Entergy    System
               2000                   Entergy   Arkansas   Gulf States  Louisiana  Mississippi New Orleans  Energy
Computed at statutory rate (35%)      $416,443    $83,147      $99,380    $96,363      $21,644      $9,840  $61,253
Increases (reductions) in tax
      resulting from:
    State income taxes net of
        federal income tax effect       47,504     11,571       14,421     11,389        2,239         824    7,060
    Depreciation                        49,741     16,098        4,791     10,810        1,346       1,441   15,255
   Amortization of investment
        tax credits                    (23,783)    (5,112)      (7,664)    (5,520)      (1,500)       (507)  (3,480)
    Flow-through/permanent
        differences                    (18,495)    (5,596)     (10,032)    (1,623)        (825)       (401)     (18)
    US tax on foreign income             1,472          -            -          -            -           -        -
    Other -- net                         6,039        404        2,707      1,226          (36)        400    1,193
                                      -----------------------------------------------------------------------------
      Total income taxes              $478,921   $100,512     $103,603   $112,645      $22,868     $11,597  $81,263
                                      =============================================================================

Effective Income Tax Rate                40.3%      42.3%        36.5%      40.9%        37.0%       41.2%    46.4%


                                                  Entergy    Entergy     Entergy     Entergy     Entergy     System
                1999                   Entergy   Arkansas  Gulf States  Louisiana  Mississippi New Orleans   Energy

Computed at statutory rate (35%)       $333,093    $43,164     $70,058   $109,948      $20,693     $11,196   $47,678
Increases (reductions) in tax
      resulting from:
    State income taxes net of
        federal income tax effect        49,487      6,949      18,805     13,741        1,982       1,930     6,080
    Depreciation                         49,460     18,429       4,718      9,577       (1,093)      2,232    15,597
   Amortization of investment
        tax credits                     (29,015)    (5,132)     (6,642)    (5,532)      (1,500)       (518)   (9,691)
    Flow-through/permanent
        differences                      (8,042)    (5,250)     (2,795)    (1,191)        (284)       (272)       27
    US tax benefit on foreign income     (9,584)         -           -          -            -           -         -
    Benefit of Entergy Corporation
        expenses                              -     (3,341)     (4,046)    (4,053)      (1,936)       (754)   (4,552)
    Change in valuation allowance       (46,315)         -           -          -            -           -         -
    Other -- net                         17,583       (807)     (4,933)      (122)        (325)       (784)   (1,288)
                                       -----------------------------------------------------------------------------
      Total income taxes               $356,667    $54,012     $75,165   $122,368      $17,537     $13,030   $53,851
                                       =============================================================================

Effective Income Tax Rate                 37.5%      43.8%       37.6%      39.0%        29.7%       40.7%     39.5%



                                                     Entergy    Entergy     Entergy     Entergy     Entergy     System
                 1998                     Entergy   Arkansas  Gulf States  Louisiana  Mississippi New Orleans   Energy

Computed at statutory rate (35%)          $368,327     $63,814     $27,358   $101,007      $31,734      $9,162   $64,309
Increases (reductions) in tax
      resulting from:
    State income taxes net of
        federal income tax effect           37,494       9,289       7,744      9,156        3,053         831     7,421
    Depreciation                            40,578       6,497      11,099      8,147         (686)        888    14,633
   Amortization of investment
        tax credits                        (21,285)     (5,136)     (5,061)    (5,592)      (1,512)       (504)   (3,480)
    Flow-through/permanent
        differences                         (3,570)      1,078      (4,404)      (848)         149        (187)      (18)
    US tax on foreign income               108,194           -           -          -            -           -         -
    Non-taxable gain on sale
       of foreign assets                   (20,283)          -           -          -            -           -         -
    Change in UK statutory rate            (31,703)          -           -          -            -           -         -
    Foreign subsidiary basis difference    (58,235)          -           -          -            -           -         -
    Reduced rate on gain on sale
       of foreign assets                   (56,712)          -           -          -            -           -         -
    Non-deductible franchise fees            7,315           -           -          -            -           -         -
    Interest on perpetual instruments       (5,467)          -           -          -            -           -         -
    Benefit of Entergy Corporation
        expenses                                 -      (5,212)     (4,948)    (3,947)      (2,386)       (629)   (4,999)
    Change in valuation allowance         (106,636)          -           -          -            -           -         -
    Other -- net                             8,718       1,044         (15)     1,181       (2,321)        481      (603)
                                          ------------------------------------------------------------------------------
      Total income taxes                  $266,735     $71,374     $31,773   $109,104      $28,031     $10,042   $77,263
                                          ==============================================================================

Effective Income Tax Rate                    25.3%       39.1%       40.6%      37.8%        30.9%       38.4%     42.1%


      Significant components of net deferred tax liabilities as of December 31, 2000 and 1999 are as follows (in thousands):


                  2000                                   Entergy     Entergy      Entergy     Entergy      Entergy     System
                                            Entergy     Arkansas   Gulf States   Louisiana   Mississippi New Orleans   Energy
Deferred Tax Liabilities:
    Net regulatory assets/(liabilities)    ($1,193,795)  ($197,577)   ($448,460)  ($249,983)    ($32,968)     $9,755   ($274,562)
    Plant-related basis differences         (3,073,388)   (536,667)  (1,034,502)   (746,275)    (216,102)    (65,066)   (413,200)
    Rate deferrals                            (159,147)    (17,554)      (1,594)          -     (111,044)    (28,955)          -
    Other                                     (223,095)   (132,928)      (9,971)    (60,390)      (4,052)     (2,682)    (17,019)
                                          --------------------------------------------------------------------------------------
        Total                               (4,649,425)   (884,726)  (1,494,527) (1,056,648)    (364,166)    (86,948)   (704,781)
                                          --------------------------------------------------------------------------------------
Deferred Tax Assets:
    Accumulated deferred investment
        tax credit                             168,841      34,626       44,526      45,173        7,424       2,852      34,240
    Capital loss carryforwards                  39,091           -            -           -            -           -           -
    Foreign tax credits                         98,468           -            -           -            -           -           -
    Sale and leaseback                         229,169           -            -     103,200            -           -     125,969
    Removal cost                               105,842         872       27,101      65,690          203      11,976           -
    Unbilled revenues                           25,790           -       13,143           -        4,845       7,802           -
    Pension-related items                       27,554           -        7,874       7,889       (2,335)      6,217       2,926
    Rate refund                                152,408           -       25,607      35,803            -           -     123,306
    Reserve for regulatory adjustments         117,437           -      117,437           -            -           -           -
    Transition cost accrual                     43,568      43,568            -           -            -           -           -
    Other                                      259,938      34,642       49,688      20,986            -       7,804      25,187
    Valuation allowance                        (93,413)          -            -           -            -           -           -
                                         ---------------------------------------------------------------------------------------
        Total                                1,174,693     113,708      285,376     278,741       10,137      36,651     311,628
                                         ---------------------------------------------------------------------------------------
        Net deferred tax liability         ($3,474,732)  ($771,018) ($1,209,151)  ($777,907)   ($354,029)   ($50,297)  ($393,153)
                                         =======================================================================================


                  1999                                   Entergy     Entergy      Entergy     Entergy      Entergy     System
                                            Entergy     Arkansas   Gulf States   Louisiana   Mississippi New Orleans   Energy
Deferred Tax Liabilities:
    Net regulatory assets/(liabilities)    ($1,268,257)  ($229,555)   ($432,256)  ($278,289)    ($32,048)     $4,480  ($300,589)
    Plant-related basis differences         (3,041,135)   (533,375)  (1,013,110)   (749,257)    (220,827)    (62,104)  (452,083)
    Rate deferrals                             (77,652)     (6,168)      (3,128)          -      (44,214)    (24,142)         -
    Other                                     (201,958)    (77,812)     (15,157)    (24,741)      (9,214)     (7,718)   (22,412)
                                         --------------------------------------------------------------------------------------
        Total                               (4,589,002)   (846,910)  (1,463,651) (1,052,287)    (306,303)    (89,484)  (775,084)
                                         --------------------------------------------------------------------------------------

Deferred Tax Assets:
    Accumulated deferred investment
        tax credit                             178,153      37,211       46,851      47,390        7,997       3,048     35,656
    Net operating loss carryforwards             2,137           -        2,137           -            -           -          -
    Capital loss carryforwards                  62,754           -            -           -            -           -          -
    Foreign tax credits                        116,701           -            -           -            -           -          -
    Alternative minimum tax credit              40,658           -       40,658           -            -           -          -
    Sale and leaseback                         230,690           -            -     107,184            -           -    123,506
    Removal cost                               108,572         943       26,848      66,786        1,994      12,001          -
    Unbilled revenues                           40,761           -       21,161      17,618       (1,183)      3,165          -
    Pension-related items                       32,734           -       10,810       9,509       (1,508)      8,064      2,883
    Rate refund                                142,984           -       45,781      20,270            -       1,347    102,422
    Reserve for regulatory adjustments         124,078           -      124,078           -            -           -          -
    Transition cost accrual                     43,127      43,127            -           -            -           -          -
    FERC Settlement                             12,638           -            -           -            -           -     12,638
    Other                                      161,074      13,358       18,485       3,760            -       7,118      8,872
    Valuation allowance                        (91,039)          -            -           -            -           -          -
                                          -------------------------------------------------------------------------------------
        Total                                1,206,022      94,639      336,809     272,517        7,300      34,743    285,977
                                          -------------------------------------------------------------------------------------
        Net deferred tax liability         ($3,382,980)  ($752,271) ($1,126,842)  ($779,770)   ($299,003)   ($54,741) ($489,107)
                                          =====================================================================================


      The valuation allowance is provided primarily against foreign tax credit carryforwards, which can be utilized against future United States taxes on foreign source income. If these carryforwards are not utilized, they will expire between 2001 and 2004.

     At December 31, 2000, unremitted earnings of foreign subsidiaries were approximately $58.7 million. Since it is Entergy's intention to indefinitely reinvest these earnings, no U.S. taxes have been provided. Upon distribution of these earnings in the form of dividends or otherwise, Entergy could be subject to U.S. income taxes (subject to foreign tax credits) and withholding taxes payable to various foreign countries.


NOTE  4.    LINES  OF  CREDIT AND RELATED SHORT-TERM  BORROWINGS   (Entergy
Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

     The short-term borrowings of the domestic utility companies and System Energy are limited to amounts authorized by the SEC. The current limits authorized are effective through November 30, 2001. In addition to borrowing from commercial banks, Entergy companies are authorized to borrow from the Entergy System Money Pool (money pool). The money pool is an inter-company borrowing arrangement designed to reduce the domestic utility companies' dependence on external short-term borrowings. Borrowings from the money pool and external borrowings combined may not exceed the SEC
authorized  limits.   The  following  are  the  SEC-authorized  limits  and
borrowings from the money pool for the domestic utility companies and System Energy as of December 31, 2000 (there were no borrowings outstanding from external sources):

                                            Outstanding
                                Authorized   Borrowings
                                         (In Millions)

           Entergy Arkansas       $235         $30.7
           Entergy Gulf States     340             -
           Entergy Louisiana       225             -
           Entergy Mississippi     103          33.3
           Entergy New Orleans      35           5.7
           System Energy           140             -
                                ------         -----
           Total                $1,078         $69.7
                                ======         =====

      Other Entergy companies have SEC authorization to borrow from Entergy Corporation through the money pool and from external sources in an aggregate principal amount up to $265 million. These Entergy companies had $153.2 million outstanding as of December 31, 2000 borrowed from the money pool. Some of these borrowings are restricted as to use and are collateralized by certain assets.

      In May 2000, Entergy Corporation amended its 364-day bank credit facility, increasing the capacity from $250 million to $500 million, of which $387 million was outstanding as of December 31, 2000. The weighted-average interest rate on Entergy's outstanding borrowings as of December 31, 2000 and 1999 was 7.43% and 7.48%, respectively. The commitment fee for this facility is currently 0.15% of the line amount. Commitment fees and interest rates on loans under the credit facility can fluctuate depending on the senior debt ratings of the domestic utility companies. There is further discussion of commitments for long-term financing arrangements in Note 7 to the financial statements.
      Entergy Arkansas, Entergy Louisiana, and Entergy Mississippi each obtained 364-day credit facilities in 2001, and the lines have been fully drawn. Entergy Arkansas will primarily use the proceeds to pay for costs incurred in the December 2000 ice storms. Entergy Louisiana and Entergy Mississippi will use the proceeds for general corporate purposes and working capital needs. The facilities have variable interest rates and the average commitment fee is 0.13%. The amounts and dates obtained for the facilities follow:

                                 Amount of
                Company           Facility    Date Obtained

          Entergy Arkansas      $ 63 million  January 31, 2001
          Entergy Louisiana     $ 30 million  January 31, 2001
          Entergy Mississippi   $ 25 million  February 2, 2001

      In 2001, Entergy, Entergy Mississippi, and Entergy New Orleans requested an increase from the SEC in their current authorized short-term borrowing limits, which includes borrowings through the money pool. The increases requested are as follows:

             Company            Current Limit   Requested Limit

  Entergy Mississippi            $ 103 million    $ 160 million
  Entergy New Orleans            $  35 million    $ 100 million
  Other Entergy subsidiaries     $ 265 million    $ 420 million

The request will increase the current SEC authorized short-term borrowing limits for the domestic utility companies and System Energy, which are effective through November 30, 2001, from $1.078 billion to $1.2 billion.

NOTE  5.    PREFERRED,  PREFERENCE, AND COMMON STOCK (Entergy  Corporation,
Entergy   Arkansas,   Entergy  Gulf  States,  Entergy  Louisiana,   Entergy
Mississippi, and Entergy New Orleans)

      The number of shares authorized and outstanding, and dollar value of preferred and preference stock for Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans as of December 31, 2000, and 1999 were:


                                           Shares                                 Call Price Per
                                         Authorized                                Share as of
                                      and Outstanding                              December 31,
                                      2000       1999        2000        1999          2000
                                                         (Dollars in Thousands)
Entergy Arkansas Preferred Stock
 Without sinking fund:
  Cumulative, $100 par value
   4.32% Series                      70,000      70,000    $  7,000   $  7,000       $103.65
   4.72% Series                      93,500      93,500       9,350      9,350        107.00
   4.56% Series                      75,000      75,000       7,500      7,500        102.83
   4.56% 1965 Series                 75,000      75,000       7,500      7,500        102.50
   6.08% Series                     100,000     100,000      10,000     10,000        102.83
   7.32% Series                     100,000     100,000      10,000     10,000        103.17
   7.80% Series                     150,000     150,000      15,000     15,000        103.25
   7.40% Series                     200,000     200,000      20,000     20,000        102.80
   7.88% Series                     150,000     150,000      15,000     15,000        103.00
  Cumulative, $0.01 par value:
   $1.96 Series (a)                 600,000     600,000      15,000     15,000         25.00
                                  ---------   ---------    --------   --------
     Total without sinking fund   1,613,500   1,613,500    $116,350   $116,350
                                  =========   =========    ========   ========


                                           Shares                                 Call Price Per
                                         Authorized                                Share as of
                                      and Outstanding                              December 31,
                                      2000       1999        2000        1999          2000
                                                          (Dollars in Thousands)
Entergy Gulf States Preferred and Preference Stock
 Preference Stock
  Cumulative, without par value
   7% Series (a)(b)                       -   6,000,000    $      -   $150,000
                                  =========   =========    ========   ========
 Preferred Stock
  Authorized 6,000,000, $100 par
   value, cumulative
    Without sinking fund:
     4.40% Series                    51,173      51,173    $  5,117   $  5,117       $108.00
     4.50% Series                     5,830       5,830         583        583        105.00
     4.40%-1949 Series                1,655       1,655         166        166        103.00
     4.20% Series                     9,745       9,745         975        975        102.82
     4.44% Series                    14,804      14,804       1,480      1,480        103.75
     5.00% Series                    10,993      10,993       1,099      1,099        104.25
     5.08% Series                    26,845      26,845       2,685      2,685        104.63
     4.52% Series                    10,564      10,564       1,056      1,056        103.57
     6.08% Series                    32,829      32,829       3,283      3,283        103.34
     7.56% Series                   312,329     350,000      31,233     35,000        101.80
                                  ---------   ---------    --------   --------
     Total without sinking fund     476,767     514,438    $ 47,677   $ 51,444
                                  =========   =========    ========   ========
 With sinking fund:
   Adjustable Rate - A, 7.02%(c)    132,024     144,000    $ 13,202   $ 14,400       $100.00
   Adjustable Rate - B, 7.03%(c)    175,562     202,500      17,556     20,250        100.00
                                  ---------   ---------    --------   --------
     Total with sinking fund        307,586     346,500    $ 30,758   $ 34,650
                                  =========   =========    ========   ========
Fair Value of Preference Stock and
 Preferred Stock with sinking fund (e)                     $ 29,475   $183,357
                                                           ========   ========


                                           Shares                                 Call Price Per
                                         Authorized                                Share as of
                                      and Outstanding                              December 31,
                                      2000       1999        2000        1999          2000
                                                          (Dollars in Thousands)
Entergy Louisiana Preferred Stock
 Without sinking fund:
  Cumulative, $100 par value
   4.96% Series                      60,000      60,000    $  6,000   $  6,000       $104.25
   4.16% Series                      70,000      70,000       7,000      7,000        104.21
   4.44% Series                      70,000      70,000       7,000      7,000        104.06
   5.16% Series                      75,000      75,000       7,500      7,500        104.18
   5.40% Series                      80,000      80,000       8,000      8,000        103.00
   6.44% Series                      80,000      80,000       8,000      8,000        102.92
   7.84% Series                     100,000     100,000      10,000     10,000        103.78
   7.36% Series                     100,000     100,000      10,000     10,000        103.36
  Cumulative, $25 par value:
   8.00% Series                   1,480,000   1,480,000      37,000     37,000         25.00
                                  ---------   ---------    --------   --------
     Total without sinking fund   2,115,000   2,115,000    $100,500   $100,500
                                  =========   =========    ========   ========
 With sinking fund:
   8.00% Series (d)                 350,000     350,000      35,000     35,000          -
                                  ---------   ---------    --------   --------
     Total with sinking fund        350,000     350,000    $ 35,000   $ 35,000
                                  =========   =========    ========   ========
Fair Value of Preferred Stock with sinking fund (e)        $ 34,300   $ 35,364
                                                           ========   ========


                                           Shares                                 Call Price Per
                                         Authorized                                Share as of
                                      and Outstanding                              December 31,
                                      2000       1999        2000        1999          2000
                                                          (Dollars in Thousands)
Entergy Mississippi Preferred Stock
 Without sinking fund:
  Cumulative, $100 par value
   4.36% Series                      59,920      59,920    $  5,992   $  5,992       $103.86
   4.56% Series                      43,887      43,888       4,389      4,389        107.00
   4.92% Series                     100,000     100,000      10,000     10,000        102.88
   7.44% Series                     100,000     100,000      10,000     10,000        102.81
   8.36% Series                     200,000     200,000      20,000     20,000        100.00
                                  ---------   ---------    --------   --------
     Total without sinking fund     503,807     503,808    $ 50,381   $ 50,381
                                  =========   =========    ========   ========

                                           Shares                                 Call Price Per
                                         Authorized                                Share as of
                                      and Outstanding                              December 31,
                                      2000       1999        2000        1999          2000
                                                          (Dollars in Thousands)
Entergy New Orleans Preferred Stock
 Without sinking fund:
  Cumulative, $100 par value
   4.75% Series                      77,798      77,798    $  7,780   $  7,780       $105.00
   4.36% Series                      60,000      60,000       6,000      6,000        104.57
   5.56% Series                      60,000      60,000       6,000      6,000        102.59
                                  ---------   ---------    --------   --------
     Total without sinking fund     197,798     197,798    $ 19,780   $ 19,780
                                  =========   =========    ========   ========

                                           Shares                                 Call Price Per
                                         Authorized                                Share as of
                                      and Outstanding                              December 31,
                                      2000       1999        2000        1999          2000
                                                           (Dollars in Thousands)
Entergy Corporation
 Subsidiary's Preference Stock
  (a)(b)                                  -   6,000,000    $      -   $150,000
                                  =========   =========    ========   ========

Subsidiaries' Preferred Stock
  Without sinking fund            4,906,872   4,944,544    $334,688   $338,455
                                  =========   =========    ========   ========
  With sinking fund                 657,586     696,500    $ 65,758   $ 69,650
                                  =========   =========    ========   ========
Fair Value of Preference Stock
 and Preferred Stock with
 sinking fund (e)                                          $ 63,775   $218,721
                                                           ========   ========

 (a) The  total dollar value represents the liquidation value of $25  per share.
 (b) These series became mandatorily redeemable on July 15, 2000.
 (c) Represents weighted-average annualized rates for 2000.
 (d) This series is not redeemable as of December 31, 2000, but becomes mandatorily redeemable on November 1, 2001.
 (e) Fair  values  were  determined  using bid  prices  reported  by  dealer
     markets and by nationally recognized investment banking firms.   There
     is  additional  disclosure of fair value of financial  instruments  in
     Note 15 to the financial statements.

      Changes  in the preferred stock, with and without sinking  fund,  and
preference  stock  of  Entergy  Arkansas,  Entergy  Gulf  States,   Entergy
Louisiana, and Entergy Mississippi during the last three years were:

                                          Number of Shares
                                   2000         1999        1998
 Preference stock retirements
   Entergy Gulf States         (6,000,000)          -           -
 Preferred stock retirements
   Entergy Arkansas
     $100 par value                     -    (200,000)    (50,000)
     $25 par value                      -     (81,085)   (160,000)
   Entergy Gulf States
     $100 par value               (76,585)   (258,471)    (84,812)
   Entergy Louisiana
     $100 par value                     -    (500,000)          -

      Cash sinking fund requirements and mandatory redemptions for the next five years for preferred stock outstanding as of December 31, 2000, are as follows:

                                     Entergy        Entergy
                          Entergy   Gulf States    Louisiana
                                  (In Thousands)

                   2001 $38,450     $ 3,450           $35,000
                   2002   3,450       3,450              -
                   2003   3,450       3,450              -
                   2004   3,450       3,450              -
                   2005   3,450       3,450              -

     Entergy Gulf States has the annual non-cumulative option to redeem, at par, additional amounts of certain series of its outstanding preferred stock.

     Under the terms of the Merger Agreement, Entergy will use its commercially reasonable efforts to purchase in open market transactions $430 million of its common stock prior to the close of the Merger. As of December 31, 2000, Entergy has repurchased 4.2 million shares for an aggregate amount of $145.6 million after the signing of the Merger Agreement. Prior to the date of the Merger Agreement, Entergy had been repurchasing shares under two Board authorizations. In October 1998, the Board approved a plan for the repurchase of Entergy common stock through December 31, 2001 to fulfill the requirements of various compensation and benefit plans. This stock repurchase plan provided for open market purchases of up to 5 million shares for an aggregate consideration of up to $250 million. In July 1999, the Board approved the commitment of up to an additional $750 million for the repurchase of Entergy common stock through December 31, 2001. Shares were repurchased on a discretionary basis. Prior to the date of the Merger Agreement, Entergy had repurchased 25.3 million shares for an aggregate amount of $652.5 million under these two Board authorizations.

      Entergy Corporation reissues treasury shares to meet the requirements of the Stock Plan for Outside Directors (Directors' Plan), the Equity Ownership Plan of Entergy Corporation and Subsidiaries (Equity Ownership
Plan), and certain other stock benefit plans. The Directors' Plan awards to nonemployee directors a portion of their compensation in the form of a fixed number of shares of Entergy Corporation previously repurchased common stock. Shares awarded under the Directors' Plan were 5,650 during 2000; 11,400 during 1999; and 5,100 during 1998.

       During 2000, Entergy Corporation issued 89,425 shares of its previously repurchased common stock to satisfy stock options exercised and stock purchases under the Equity Ownership Plan. In addition, Entergy Corporation received proceeds of $2.0 million from the issuance of 89,894 shares of common stock under its dividend reinvestment and stock purchase plan during 2000.

      The  Equity  Ownership Plan grants stock options, equity awards,  and incentive awards to key employees of the domestic utility companies. The costs of equity and incentive awards are charged to income over the period of the grant or restricted period, as appropriate. In 2000, $14 million was charged to compensation expense. Stock options are granted at exercise prices not less than market value on the date of grant. The options granted prior to 1999 were generally exercisable six months from the date of grant, with the exception of 40,000 options granted on December 1, 1998, which became exercisable on January 1, 2000. The majority of options granted in 2000 and 1999 will become exercisable in equal amounts on each of the first three anniversaries of the date of grant. Options are not exercisable beyond ten years from the date of the grant.

      In April 2000, the Board authorized the establishment of the Equity Awards Plan in substantially the same form as the Equity Ownership Plan. Equity awards and incentive awards earned under this plan will be in the form of performance units, which are equal to the cash value of shares of Entergy Corporation common stock at the time of payment. Performance units will earn the cash equivalent of the dividends paid during the performance period applicable to each plan. Beginning January 2001, most stock options will be granted under the Equity Awards Plan. Stock options under this plan will be granted on the same general terms as stock options granted under the Equity Ownership Plan.

     Entergy does not recognize compensation expense for stock options issued with exercise prices at market value on the date of grant. The impact on Entergy's net income for each of the years 2000, 1999, and 1998 would have been $19.0 million, $15.5 million, and $278,000, respectively, had compensation cost for the stock options been recognized based on the fair value of options at the grant date for awards under the option plan. The impact on earnings per share for each of the years 2000 and 1999 would have been a reduction of $.08 and $.06, respectively. The impact on earnings per share for 1998 would have been less than $.01 per share.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following stock option weighted-average assumptions:

                             2000     1999        1998

    Stock price volatility   24.4%    20.3%       20.9%
    Expected term in years      5        5           5
    Risk-free interest rate   6.6%     4.7%        5.1%
    Dividend yield            5.2%     4.0%        5.4%
    Dividend payment        $1.20     $1.20       $1.58

Stock option transactions are summarized as follows:

                                            2000                    1999                      1998
                                    ---------------------------------------------------------------------
                                               Weighted-               Weighted-                Weighted-
                                     Number     Average      Number     Average        Number    Average
                                       of      Exercise        of       Exercise         of      Exercise
                                    Options      Price      Options       Price       Options      Price
                                    ---------------------------------------------------------------------
Beginning-of-year  balance           5,493,882    $29.48       901,639     $26.21     1,176,308    $25.12

Options granted                      7,219,134     22.98     5,228,189      29.88       125,000     29.46
Options exercised                     (920,077)    28.26      (213,084)     23.69      (350,169)    23.37
Options forfeited                     (324,623)    28.29      (422,862)     30.38       (49,500)    28.56
                                    ---------------------------------------------------------------------
End-of-year balance                 11,468,316    $25.52     5,493,882     $29.48       901,639    $26.21
                                    =====================================================================

Options exercisable at year-end      1,641,062                 601,307                  861,639

Weighted average fair value of
   options on date of grant              $4.30                   $4.72                    $4.11



The following table summarizes information about stock options outstanding as of December 31, 2000:

                        Options Outstanding                   Options Exercisable
                             Weighted-Avg
                              Remaining     Weighted-       Number        Weighted-
  Range of        As of      Contractual  Avg. Exercise   Exercisable   Avg. Exercise
  Exercise      12/31/00      Life-Yrs.       Price            at            Price
   Prices                                                  12/31/00
  ------------------------------------------------------------------------------------
  $18 - $30     11,032,956       9.1         $25.28         1,466,774       $29.00

  $30 - $40        435,360       7.5         $31.57           174,288       $32.58
                ----------                                  ---------
  $18 - $40     11,468,316       9.1         $25.52         1,641,062       $29.38
                ==========                                  =========

      Near the end of January 2001, an additional 3,274,774 options became exercisable with a weighted average exercise price of $25.32.

     To meet the requirements of the Employee Stock Investment Plan (ESIP), the SEC had authorized Entergy Corporation to issue or acquire, through March 31, 2000, up to 2,000,000 shares of its common stock to be held as treasury shares. The ESIP was authorized through the 1999 plan year ending March 31, 2000 and was not renewed for the 2000 plan year. Entergy Corporation could issue either treasury shares or previously authorized but unissued shares to satisfy ESIP requirements. Under the terms of the ESIP, employees could choose each year to have up to 10% of their regular annual salary (not to exceed $25,000) withheld to purchase the Company's common stock at a purchase price equal to 85% of the lower of the market value on the first or last business day of the plan year ending March 31. Under the plan, the number of subscribed shares was 382,878 in 2000; 285,505 in 1999; and 294,108 in 1998.

     The fair value of ESIP shares granted was estimated on the date of the grant using the Black-Scholes option-pricing model with expected ESIP weighted-average assumptions:

                                  2000           1999          1998

 Stock price volatility          35.6%           20.9%         24.1%
 Expected term in years             1               1             1
 Risk-free interest rate          5.9%            4.6%          5.1%
 Dividend yield                   5.9%            4.3%          6.1%
 Dividend payment                $1.20           $1.20         $1.80

     The weighted-average fair value of those purchase rights granted was $3.39, $5.90, and $6.32 in 2000, 1999, and 1998 respectively. The impact on, or (benefit) to Entergy's net income would have been $1 million, ($3,086), and ($256,000) in 2000, 1999, and 1998, respectively, had compensation cost for the ESIP been determined based on the fair value at the grant date for awards under the ESIP. The impact on earnings per share for each of the years would have been less than $.01 per share.

       Entergy sponsors the Savings Plan of Entergy Corporation and Subsidiaries (Savings Plan). The Savings Plan is a defined contribution plan covering eligible employees of Entergy and its subsidiaries who have completed certain service requirements. The Savings Plan provides that the employing Entergy subsidiary may make matching contributions to the plan in an amount equal to 50% of the participant's basic contribution, up to 6% of their salary, in shares of Entergy Corporation common stock. Entergy's subsidiaries' contributions to the Savings Plan, and any income thereon, are invested in shares of Entergy Corporation common stock. Effective January 1, 2001, participants in the Savings Plan may direct their matching contributions from the employing Entergy subsidiary in an amount equal to 50% of the employee's contribution to other investment funds. Employees who continue to direct their company-matching contributions to the purchase of shares of Entergy Corporation common stock will receive matching contributions in the amount of 75% of their basic contribution, which is limited to 6% of their salary. Entergy's subsidiaries contributed $16.1 million in 2000, $14.5 million in 1999, and $13.6 million in 1998 to the Savings Plan.


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

                                                                                       Fair
                                                                                      Market
                                 Preferred     Common     Interest      Trust's      Value of
                        Date     Securities  Securities     Rate       Investment   Preferred
       Trusts         Of Issue     Issued      Issued    Securities/       in       Securities
                                                         Debentures    Debentures   at 12-31-00
                                    (In Millions)                    (In Millions)
 Arkansas Capital I    8-14-96    $60.0       $1.9         8.50%        $61.9        $57.6
 Louisiana Capital I   7-16-96    $70.0       $2.2         9.00%        $72.2        $70.0
 Gulf States Capital I 1-28-97    $85.0       $2.6         8.75%        $87.6        $83.3


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

     Long-term debt as of December 31, 2000 was:

Maturities        Interest Rates                      Entergy     Entergy       Entergy      Entergy      Entergy      System
 From    To      From          To           Entergy   Arkansas  Gulf States     Louisiana   Mississippi  New Orleans   Energy
                                                                                    (In Thousands)
Mortgage Bonds
2001   2005     5.800%      8.500%        $2,455,109   $455,000   $1,001,750     $338,359     $400,000      $55,000    $205,000
2006   2010     6.450%      8.000%           365,000    100,000                   115,000       80,000       70,000
2011   2026     7.000%      8.940%           954,950    260,000      444,950      115,000       60,000       75,000

Governmental Obligations (a)
2010   2020     5.450%      9.000%           591,635    214,200      377,435
2021   2030     4.850%      8.000%         1,051,750     72,000      102,000      415,120       46,030                  416,600

Saltend Project Credit
  Facility, avg rate 6.70% due 2014          581,938
Damhead Creek Project Credit
  Facility, avg rate 6.55% due 2016          507,194
Note Payable to NYPA
  non-interest bearing, due 2001-2015        744,405
Long-Term DOE Obligation (Note 9)            144,316    144,316
Waterford 3 Lease Obligation
  7.45% (Note 10)                            330,306                              330,306
Grand Gulf Lease Obligation
  7.02% (Note 10)                            462,534                                                                    462,534
Other Long-Term Debt                          23,596        621        9,581
Unamortized Premium and Discount - Net       (16,425)    (6,325)      (4,087)      (2,001)      (1,563)       (969)      (1,480)
                                          -------------------------------------------------------------------------------------
Total Long-Term Debt                       8,196,308  1,239,812    1,931,629    1,311,784      584,467     199,031    1,082,654
Less Amount Due Within One Year              464,215        100      122,750       35,088            -           -      151,800
                                          -------------------------------------------------------------------------------------
Long-Term Debt Excluding Amount Due
     Within One Year                      $7,732,093 $1,239,712   $1,808,879   $1,276,696     $584,467    $199,031     $930,854
                                          =====================================================================================
Fair Value of Long-Term Debt (b)          $7,342,810 $1,104,206   $2,013,249   $1,003,426     $592,697    $202,525     $593,170
                                          =====================================================================================


     Long-term debt as of December 31, 1999 was:


Maturities        Interest Rates                      Entergy     Entergy       Entergy      Entergy      Entergy      System
 From    To      From          To           Entergy   Arkansas  Gulf States     Louisiana   Mississippi  New Orleans   Energy
                                                                                    (In Thousands)
Mortgage Bonds
2000   2004     5.800%      8.250%        $1,642,109   $240,000     $603,750     $288,359     $280,000      $25,000    $205,000
2005   2010     6.450%      8.000%           578,000    215,000       98,000      115,000       80,000       70,000
2011   2026     7.000%      8.940%           954,950    260,000      444,950      115,000       60,000       75,000

Governmental Obligations (a)
2000   2010     5.450%      8.250%            22,315        220       22,095
2011   2020     5.600%      9.000%           569,535    214,200      355,335
2021   2030     4.850%      8.000%         1,051,750     72,000      102,000      415,120       46,030                  416,600

Debentures
2000   2000   7.380%      7.800%              75,000                                                                     75,000

Saltend Project Credit
  Facility, avg rate 6.93% due 2014          578,681
Damhead Creek Project Credit
  Facility, avg rate 5.98% due 2016          342,929
EP Edegel, Inc. Note Payable, 7.7%,
  due 2000                                    67,000
Long-Term DOE Obligation (Note 9)            136,088    136,088
Waterford 3 Lease Obligation
  7.45% (Note 10)                            330,306                              330,306
Grand Gulf Lease Obligation
  7.02% (Note 10)                            465,480                                                                    465,480
Other Long-Term Debt                          10,391        620        9,771
Unamortized Premium and Discount - Net       (17,396)    (7,107)      (4,320)      (1,934)      (1,564)       (917)      (1,554)
                                          -------------------------------------------------------------------------------------
Total Long-Term Debt                       6,807,138  1,131,021    1,631,581    1,261,851      464,466     169,083    1,160,526
Less Amount Due Within One Year              194,555        220            -      116,388            -           -       77,947
                                          -------------------------------------------------------------------------------------
Long-Term Debt Excluding Amount Due
     Within One Year                      $6,612,583 $1,130,801   $1,631,581   $1,145,463     $464,466    $169,083   $1,082,579
                                          =====================================================================================
Fair Value of Long-Term Debt (b)          $5,815,189   $966,559   $1,651,415     $934,404     $446,168    $163,131     $664,902
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

      On January 31, 2001, Entergy Mississippi issued $70 million of 6.25% Series First Mortgage Bonds due February 1, 2003. Proceeds of the issuance will be used for general corporate purposes, including the retirement of short-term indebtedness incurred from money pool borrowings for capital expenditures and working capital needs.

      On February 23, 2001, Entergy New Orleans issued $30 million of 6.65% Series First Mortgage Bonds due March 1, 2004. Proceeds of the issuance will be used for general corporate purposes, including the retirement of short-term indebtedness incurred from money pool borrowings for capital expenditures and working capital needs.

     The annual long-term debt maturities (excluding lease obligations) and annual cash sinking fund requirements for debt outstanding as of December 31, 2000, for the next five years are as follows:

                     Entergy      Entergy        Entergy       Entergy      Entergy     System
        Entergy(a)  Arkansas   Gulf States(b)  Louisiana(c)  Mississippi  New Orleans   Energy
                                              (In Thousands)
 2001    $430,927          -     $122,750          $18,700           -            -     $135,000
 2002     667,348    $85,000      150,000          169,660    $ 65,000            -       70,000
 2003   1,086,379    255,000      339,000          150,000     185,000      $25,000            -
 2004     583,647          -      292,000                -     150,000            -            -
 2005     365,200    115,000       98,000                -           -       30,000            -


(a) Not included are other sinking fund requirements of approximately $40.9 million annually, which may be satisfied by cash or by certification of property additions at the rate of 167% of such requirements.

(b) Not included are other sinking fund requirements of approximately $39.9 million annually, which may be satisfied by cash or by certification of property additions at the rate of 167% of such requirements.

(c) Not included are other sinking fund requirements of approximately $1.0 million annually, which may be satisfied by cash or by certification of property additions at the rate of 167% of such requirements.

      EPDC maintains a credit facility of BPS45 million ($67.2 million) to finance the acquisition of the Damhead Creek Project, to assist in the financing of the Saltend project, and for general corporate purposes in connection with the acquisition and development of power generation, distribution or transmission facilities. No cash advances were outstanding under this facility at December 31, 2000 and 1999. The interest rate on the facility was 6.55% and 5.88% as of December 31, 2000 and 1999, respectively. The commitment fee is 0.17% of the undrawn amount. As of December 31, 2000, EPDC had BPS40.3 million ($60.2 million) of letters of credit outstanding under the credit facility to support project commitments on the Saltend and Damhead Creek projects and for other development purposes. In February 2001, after the Damhead Creek project reached commercial operation, EPDC paid its equity commitment of BPS36.1 million ($53.9 million) on the project and cancelled the letter of credit securing that commitment. The amount of letters of credit outstanding under this facility was therefore reduced to BPS4.2 million ($6.3 million).

      Saltend Cogeneration Company Limited (SCCL), an indirect wholly-owned subsidiary of EPDC, maintains a BPS402.8 million ($601.4 million) non-recourse senior credit facility. This facility provides term loan facilities, cost overrun and working capital facilities, and contingent letter of credit and guarantee facilities to finance the construction and operation of the Saltend power plant. Borrowings under the senior credit facility are repayable over a 15-year period that began December 31, 2000. In addition, SCCL maintains a BPS68.2 million ($101.8 million) subordinated credit facility, which was drawn August 31, 2000. SCCL used the proceeds from the subordinated credit facility to repay a portion of the senior credit facility. The subordinated credit facility is repayable over a 10-year period that began December 31, 2000. All of the assets of SCCL are pledged as collateral under these two credit facilities. Under the facilities, SCCL's ability to make distributions of dividends, loans, or advances to EPDC is restricted by, among other things, the requirement to pay permitted project costs, make debt repayments, and maintain cash reserves.

      In  February  1998,  SCCL  entered into 15-year  interest  rate  swap agreements for 85% of the debt outstanding under the bridge and term loan portion of its senior credit facility on an average fixed-rate basis of
6.44%. At December 31, 2000, SCCL had outstanding interest rate swap agreements totalling a notional amount of BPS296.9 million ($443.3 million). The mark-to-market valuation of the interest rate swap agreements at December 31, 2000, was a net liability of BPS11.1 million ($16.6 million).

      Damhead Finance LDC (DFLDC), an indirect wholly-owned subsidiary of EPDC, maintains a BPS463.4 million ($691.9 million) non-recourse senior credit facility. The facility provides bridge and term loan facilities, cost overrun and working capital facilities, and contingent letters of credit and guarantee facilities to finance the construction and operation of the Damhead Creek power plant. Borrowings under the senior credit facility are repayable over a fifteen-year period beginning December 31, 2001. DFLDC also maintains a BPS36.1 million ($53.9 million) subordinated credit facility, which was drawn in February 2001. DFLDC used the proceeds from the subordinated credit facility to repay a portion of the senior credit facility. The subordinated credit facility is payable over a ten-year period beginning December 31, 2001. After EPDC paid its equity commitment in February 2001, an equity bridge facility of BPS35.8 million ($53.5 million) under the senior credit facility was repaid. All of the assets of DFLDC are pledged as collateral under the senior credit facility and the subordinated credit facility. DFLDC's ability to make distributions of dividends, loans, or advances to EPDC is restricted by, among other things, the requirement to pay permitted project costs, make debt repayments, and maintain cash reserves.

     In 2000, a subsidiary of DFLDC entered into 10-year interest rate swap agreements with an average fixed rate of 6.52% for approximately 80.9% of the debt outstanding under the bridge and senior term loan portion of the senior credit facility. At December 31, 2000, the interest rate swap agreements outstanding totalled a notional amount of BPS277.6 million ($414.5 million). The mark-to-market valuation of the interest rate swap agreements at December 31, 2000, was a net liability of BPS12.3 million ($18.4 million).

      In November 2000, Entergy's domestic non-utility nuclear business purchased the FitzPatrick and Indian Point 3 power plants in a seller-financed transaction. Entergy issued notes to NYPA with seven annual installments of approximately $108 million commencing one year from the date of the closing, and eight annual installments of $20 million commencing eight years from the date of the closing. These notes do not have a stated interest rate.

NOTE 8. DIVIDEND RESTRICTIONS (Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, System Energy)

       Provisions within the Articles of Incorporation or pertinent indentures and various other agreements relating to the long-term debt and preferred stock of certain of Entergy Corporation's subsidiaries restrict the payment of cash dividends or other distributions on their common and preferred stock. Additionally, PUHCA prohibits Entergy Corporation's subsidiaries from making loans or advances to Entergy Corporation. As of December 31, 2000, Entergy Arkansas and Entergy Mississippi had restricted retained earnings unavailable for distribution to Entergy Corporation of $199.3 million and $15.8 million, respectively. In 2000, Entergy Corporation received dividend payments and returns of capital totaling $918.3 million from subsidiaries.

      Under the Merger Agreement, Entergy can continue to pay dividends at existing levels with increases permitted up to 5% over the amount of the previous twelve-month period. In October 2000 and January 2001, the Board declared quarterly dividends of $0.315 per share on Entergy's common stock. This dividend level is an increase of 5% over the dividend level for the twelve-month period prior to the Merger Agreement.

NOTE 9.   COMMITMENTS AND CONTINGENCIES

Capital Requirements and Financing (Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

      For the years 2001 through 2003, Entergy plans to spend $8.2 billion in a capital investment plan focused on improving service at the domestic utility companies and growing the global power development and domestic non-utility nuclear businesses. It is estimated that $2.6 billion will be spent by the domestic utility companies, $3.6 billion by the global power development business, and $2.0 billion by the domestic non-utility nuclear business. The capital investment plan is subject to modification based on the ongoing effects of transition to competition planning, the ability to recover regulated utility costs in rates, and the proposed business combination with FPL Group. Additionally, the plan is contingent upon the
ability   to   access  the  capital  necessary  to  finance   the   planned
expenditures, and significant borrowings may be necessary to implement these capital spending plans. Capital expenditures (including nuclear fuel but excluding AFUDC) for Entergy are estimated at $3.2 billion in 2001, $2.5 billion in 2002, and $2.6 billion in 2003. Included in these totals are estimated construction expenditures for the domestic utility companies and System Energy as follows:

                         2001    2002    2003    Total
                               (In Millions)

Entergy Arkansas         $297    $200    $205     $702
Entergy Gulf States      $293    $216    $220     $729
Entergy Louisiana        $222    $175    $168     $565
Entergy Mississippi      $147    $128    $113     $388
Entergy New Orleans       $53     $46     $48     $147
System Energy             $41     $14     $12      $67

      The domestic utility companies will mainly focus their planned spending on distribution and transmission projects that will support continued reliability improvements and transitioning to a more competitive environment.

      The global power development business will mainly focus its planned spending on several merchant power plant projects either under construction or in the planning stages in the U.S. and Europe, including the purchase of gas turbines scheduled for delivery in 2001 through 2004 under an option to purchase obtained from GE Power Systems.

     The domestic non-utility nuclear business will mainly focus its planned spending on the acquisition of U.S. nuclear power plants from other utilities, including the anticipated purchase in 2001, pending regulatory approvals, of the 957 MW Indian Point 2 nuclear power plant located in Westchester County, New York.

      Entergy will also require $2.4 billion during the period 2001-2003 to meet long-term debt and preferred stock maturities and cash sinking fund requirements. Entergy plans to meet these requirements primarily with internally generated funds and cash on hand, supplemented by proceeds from the issuance of debt, outstanding credit facilities, and project financing. Certain domestic utility companies and System Energy may also continue the reacquisition or refinancing of all or a portion of certain outstanding series of preferred stock and long-term debt. See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - LIQUIDITY AND CAPITAL RESOURCES" for additional discussion of Entergy's capital spending plans.

Sales Warranties and Indemnities (Entergy Corporation)

     In the Entergy London and CitiPower sales transactions, Entergy or its subsidiaries made certain warranties to the purchasers. These warranties include representations regarding litigation, accuracy of financial accounts, and the adequacy of existing tax provisions. Notice of a claim on the CitiPower warranties must have been given by December 2000, and Entergy's potential liability is limited to A$100 million ($56 million). Notice of a claim on the Entergy London warranties had to be given for certain items by December 1999, and for the tax warranties, must be given by June 30, 2001. Entergy's liability is limited to BPS1.4 billion ($2.1 billion) on certain tax warranties and BPS140 million ($209 million) on the remaining warranties relating to the Entergy London sale. No such notices have been received. Entergy has also agreed to maintain the net asset value of the subsidiary that sold Entergy London at $700 million through June 30, 2001. Management periodically reviews reserve levels for these warranties and believes it has adequately provided for the ultimate resolution of such matters as of December 31, 2000.

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

(Entergy Gulf States)

     Entergy Gulf States has a contract for a supply of low-sulfur coal for Nelson Unit 6, which should be sufficient to satisfy the fuel requirements at Nelson Unit 6 through 2010. Effective April 1, 2000, Louisiana Generating LLC assumed ownership of Cajun's interest in the Big Cajun generating facilities. The management of Louisiana Generating LLC has advised Entergy Gulf States that it has executed coal supply and transportation contracts that should provide an adequate supply of coal for the operation of Big Cajun 2, Unit 3 for the foreseeable future.

(Entergy Louisiana)

     In June 1992, Entergy Louisiana agreed to a 20-year natural gas supply contract. Entergy Louisiana agreed to purchase natural gas in annual amounts equal to approximately one-third of its projected annual fuel requirements for certain generating units. Annual demand charges associated with this contract are estimated to be $7.2 million. Such charges aggregate $87 million for the years 2001 through 2012.

(Entergy Corporation)

      Entergy's global power development business has entered into gas supply contracts at the project level to supply up to 100% of the gas requirements for the Saltend and Damhead Creek power plants located in the UK. Both contracts have 15-year terms and include a take-or-pay obligation for approximately 75% of the gas requirement for each plant.

Sales Agreements/Power Purchases

(Entergy Gulf States)

      In 1988, Entergy Gulf States entered into a joint venture with a primary term of 20 years with Conoco, Inc., Citgo Petroleum Corporation, and Vista Chemical Company (collectively the Industrial Participants). Under this joint venture, Entergy Gulf States' Nelson Units 1 and 2 were sold to NISCO, a partnership consisting of the Industrial Participants and Entergy Gulf States. The Industrial Participants supply the fuel for the units, while Entergy Gulf States operates the units at the discretion of the Industrial Participants and purchases the electricity produced by the units. Entergy Gulf States purchased electricity from the joint venture totaling $62.8 million in 2000, $51.4 million in 1999, and $57.5 million in 1998.

(Entergy Louisiana)

      Entergy Louisiana has an agreement extending through the year 2031 to purchase energy generated by a hydroelectric facility known as the Vidalia project. Entergy Louisiana made payments under the contract of approximately $58.6 million in 2000, $70.3 million in 1999, and $77.8 million in 1998. If the maximum percentage (94%) of the energy is made available to Entergy Louisiana, current production projections would require estimated payments of approximately $88.8 million in 2001, and a total of $3.4 billion for the years 2002 through 2031. Entergy Louisiana currently recovers the costs of the purchased energy through its fuel adjustment clause.

(Entergy Corporation)

      In the purchase transaction with Boston Edison, Entergy entered into firm power purchase agreements with Boston Edison and other utilities that expire at the end of 2004. One hundred percent of Pilgrim's output is committed to those parties through 2001, and that commitment decreases to 50% by 2003. In the purchase transaction with NYPA, Entergy entered into firm power purchase agreements with NYPA that expire at the end of 2004. The Indian Point 3 power purchase agreement is for 100% of the plant's output. The FitzPatrick power purchase agreement is for 100% of the plant's output through 2003 and approximately 45% of the plant's output in 2004.

System  Fuels    (Entergy Arkansas, Entergy Louisiana, Entergy Mississippi,
Entergy New Orleans, and System Energy)

      The domestic utility companies that are owners of System Fuels have made loans to System Fuels to finance its fuel procurement, delivery, and storage activities. The following loans outstanding to System Fuels as of December 31, 2000 mature in 2008:

    Owner               Ownership   Loan Outstanding at December 31, 2000
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

      The Price-Anderson Act limits public liability of a nuclear plant owner for a single nuclear incident to approximately $9.5 billion. Protection for this liability is provided through a combination of private insurance (currently $200 million each for Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, System Energy, and Entergy's domestic non-utility nuclear business) and an industry assessment program. Under the assessment program, the maximum payment requirement for each nuclear incident would be $88.1 million per reactor, payable at a rate of $10 million per licensed reactor per incident per year. Entergy has eight licensed reactors, including Pilgrim, Indian Point 3, and FitzPatrick. As a co-licensee of Grand Gulf 1 with System Energy, SMEPA would share 10% of this obligation. In addition, each owner/licensee of Entergy's eight nuclear units participates in a private insurance program that provides coverage for worker tort claims filed for bodily injury caused by radiation exposure. The program provides for a maximum assessment of approximately $24.8 million for the eight nuclear units in the event that losses exceed accumulated reserve funds.

     Entergy  Arkansas,  Entergy  Gulf States,  Entergy  Louisiana,  System
Energy, and Entergy's domestic non-utility nuclear business are also members of certain insurance programs that provide coverage for property damage, including decontamination and premature decommissioning expense, to members' nuclear generating plants. As of December 31, 2000, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and System Energy were each insured against such losses up to $2.3 billion. Entergy's domestic non-utility nuclear business is insured for $1.115 billion in property damages under these insurance programs. In addition, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy's domestic non-utility nuclear business are members of an insurance program that covers certain replacement power and business
interruption  costs incurred due to prolonged nuclear unit outages.   Under
the property damage and replacement power/business interruption insurance programs, these Entergy subsidiaries could be subject to assessments if
losses  exceed  the  accumulated funds available to the  insurers.   As  of
December  31, 2000, the maximum amounts of such possible assessments  were:
Entergy  Arkansas  -  $12.0 million; Entergy Gulf States  -  $9.4  million;
Entergy Louisiana - $10.7 million; Entergy Mississippi - $0.7 million; Entergy New Orleans - $0.3 million; System Energy - $9.6 million, and Entergy's domestic non-utility nuclear business - $25.3 million. Under its agreement with System Energy, SMEPA would share in System Energy's obligation.

      Entergy maintains property insurance for each of its nuclear units in excess of the NRC's minimum requirement for nuclear power plant licensees of $1.06 billion per site. NRC regulations provide that the proceeds of this insurance must be used, first, to render the reactor safe and stable, and second, to complete decontamination operations. Only after proceeds are dedicated for such use and regulatory approval is secured would any remaining proceeds be made available for the benefit of plant owners or their creditors.

Spent Nuclear Fuel and Decommissioning Costs (Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and System Energy)

      Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, System Energy, and Entergy's domestic non-utility nuclear business provide for estimated future disposal costs for spent nuclear fuel in accordance with the Nuclear Waste Policy Act of 1982. The affected Entergy companies entered into contracts with the DOE, whereby the DOE will furnish disposal service at a cost of one mill per net KWH generated and sold after April 7, 1983, plus a one-time fee for generation prior to that date. Entergy Arkansas is the only Entergy company that generated electricity with nuclear fuel prior to that date and has recorded a liability as of December 31, 2000 of approximately $144 million for the one-time fee. The fees payable to the DOE may be adjusted in the future to assure full recovery. Entergy's domestic non-utility nuclear business has accepted assignment of the Pilgrim, FitzPatrick, and Indian Point 3 spent fuel disposal contracts with the DOE previously held by Boston Edison and NYPA. Boston Edison and NYPA have paid or retained liability for the fees for all generation prior to the purchase dates of those plants. Entergy considers all costs incurred for the disposal of spent nuclear fuel, except accrued interest, to be proper components of nuclear fuel expense. Provisions to recover such costs have been or will be made by the domestic utility companies in applications to regulatory authorities.

      Delays have occurred in the DOE's program for the acceptance and disposal of spent nuclear fuel at a permanent repository. Considerable uncertainty exists regarding the time frame under which the DOE will begin to accept spent fuel from Entergy facilities for storage or disposal.

      Pending DOE acceptance and disposal of spent nuclear fuel, the owners of nuclear plants are responsible for their own spent fuel storage. Current on-site spent fuel storage capacity at Grand Gulf 1 and River Bend is estimated to be sufficient until approximately 2005 and 2003, respectively. The spent fuel pool at Waterford 3 was recently expanded through the replacement of the existing storage racks with higher density storage racks. This expansion should provide sufficient storage for Waterford 3 until after 2010. An ANO storage facility using dry casks began operation in 1996 and was expanded in 2000. Current on-site spent fuel storage capacity at ANO, including the current expansion, is estimated to be sufficient until approximately 2002. This facility will be further expanded as required. The spent fuel storage facility at Pilgrim is licensed to provide enough storage capacity until approximately 2012. FitzPatrick has sufficient spent fuel storage capacity until 2002, and additional dry cask storage capacity is being constructed that will provide sufficient storage capacity through 2004. FitzPatrick will begin accepting dry casks this year. Indian Point 3 currently has sufficient spent fuel storage capacity until approximately 2010.

      During 2000, a contract was signed with a spent fuel storage provider to develop on-site dry cask storage capacity for ANO, River Bend, and potentially Grand Gulf. This additional capacity will meet the spent fuel storage requirements for those plants through at least 2005. In addition, a contract is in place to provide dry cask storage capacity for FitzPatrick through at least 2003, with further extensions possible.

      Total approved decommissioning costs for rate recovery purposes as of December 31, 2000, for the domestic utility companies' nuclear power plants, excluding the co-owner share of Grand Gulf 1, are as follows:

                                                                       Total Estimated Approved
                                                                         Decommissioning Costs
                                                                             (In Millions)
ANO 1 and ANO 2 (based on a 1998 cost study reflecting 1997 dollars)            $813.1
River Bend - Louisiana (based on a 1996 cost study reflecting 1996 dollars)      419.0
River Bend - Texas (based on a 1996 cost study reflecting 1996 dollars)          385.2
Waterford 3 (based on a 1994 updated study in 1993 dollars)                      320.1
Grand Gulf 1 (based on a 1994 cost study using 1993 dollars)                     365.9
                                                                              --------
                                                                              $2,303.3
                                                                              ========


      Entergy Arkansas filed a request with the NRC for a 20-year life extension for ANO 1 in February 2000. In October 2000, the APSC ordered Entergy Arkansas to reflect 20-year license extensions in its determination of the ANO 1 and ANO 2 decommissioning revenue requirements for rates to be effective January 1, 2001. Entergy Arkansas will not recover decommissioning costs in 2001 for ANO 1 and 2 based on the assumption that the licenses will be extended and that the existing decommissioning trust funds, together with their expected future earnings, will meet the estimated decommissioning costs.

     Entergy Louisiana prepared a decommissioning cost update for Waterford 3 in 1999 and produced a revised decommissioning cost update of $481.5 million. This cost update was filed with the LPSC in the third quarter of 2000.

      In the Texas retail jurisdiction in a case filed with the PUCT in March 2000, Entergy Gulf States included River Bend decommissioning costs of $481.5 million based on a 1999 cost update amount of $525.8 million. PUCT substantive rules for rate requests for decommissioning limit the allowance for contingencies to ten percent, although the actual estimate employs greater contingency amounts. In LPSC rate reviews filed in May 1999 and 2000, Entergy Gulf States included decommissioning costs based on a 1998 update of $562.7 million and a 1999 update of $525.8 million, respectively. The decommissioning liability for the 30 percent share of River Bend formerly owned by Cajun was funded by a transfer of $132 million to the River Bend Decommissioning Trust at the completion of Cajun's bankruptcy proceedings.

       System Energy was previously recovering amounts through rates sufficient to fund $198 million (in 1989 dollars) of its Grand Gulf 1 decommissioning costs. System Energy included updated decommissioning costs (based on the 1994 study) in its pending rate increase filing with FERC. Rates requested in this proceeding were placed into effect in December 1995, subject to refund. In July 2000, FERC issued an order approving a lower decommissioning cost than what was requested by System Energy. System Energy filed a motion for rehearing, which has been granted, and System Energy continues to collect decommissioning revenue at the requested level. A 1999 decommissioning cost update of $540.8 million for Grand Gulf has not yet been filed with FERC.

     As part of the Pilgrim purchase, Boston Edison funded a $471.3 million decommissioning trust fund, which was transferred to Entergy's domestic non-utility nuclear business. After a favorable tax determination regarding the trust fund, Entergy returned $43 million of the trust fund to Boston Edison. Based on cost estimates provided by an outside consultant, Entergy believes that Pilgrim's decommissioning fund will be adequate to cover future decommissioning costs for the Pilgrim plant without any additional deposits to the trust.

      For the Indian Point 3 and FitzPatrick plants purchased in 2000, NYPA retains the decommissioning trusts and the decommissioning liability. NYPA and Entergy executed decommissioning agreements, which specify their respective obligations with respect to decommissioning. NYPA has the right, but not the obligation, to require Entergy to assume the decommissioning liability provided the corresponding decommissioning trust, up to a specified level, is assigned to Entergy. If the decommissioning liability is retained by NYPA, Entergy will perform the decommissioning of the plants at a price equal to the lesser of a pre-specified level or the amount in the respective trusts. Entergy believes that amounts available to it under either scenario are sufficient to cover the future decommissioning costs without any additional contributions to the trusts.

      Entergy periodically reviews and updates estimated decommissioning costs. Although Entergy is presently under-recovering for Grand Gulf, Waterford 3, and River Bend based on the above estimates, applications have been and will continue to be made to the appropriate regulatory authorities to reflect projected decommissioning costs in rates.

      Entergy amounts recovered in rates are deposited in trust funds and reported at market value based upon market quotes or as determined by widely used pricing services. These trust fund assets largely offset the accumulated decommissioning liability that is recorded as accumulated depreciation for Entergy Arkansas, Entergy Gulf States, and Entergy Louisiana, and are recorded as deferred credits for System Energy and Entergy's domestic non-utility nuclear business. The liability associated with the trust funds received from Cajun with the transfer of Cajun's 30% share of River Bend is also recorded as a deferred credit by Entergy Gulf States.

       The cumulative liabilities and actual decommissioning expenses recorded in 2000 by Entergy were as follows:

              Cumulative                        2000          Cumulative
          Liabilities as of  2000 Trust   Decommissioning  Liabilities as of
           December 31, 1999  Earnings        Expenses     December 31, 2000
                                   (In Millions)

ANO 1 and ANO 2    $271.7        $7.8            $3.8           $283.3
River Bend          203.5         5.8             6.2            215.5
Waterford 3          83.0         4.5            10.4             97.9
Grand Gulf 1        129.4         4.7            18.9            153.0
Pilgrim             434.8           -  (a)       19.2            454.0
                 --------       -----           -----         --------
                 $1,122.4       $22.8           $58.5         $1,203.7
                 ========       =====           =====         ========

  (a) Trust earnings on the decommissioning trust fund for Pilgrim are recorded as income and, therefore, are not included in the decommissioning liability.

      In 1999 and 1998, ANO's decommissioning expense was $10.7 million and $15.6 million, respectively; River Bend's decommissioning expense was $7.6 million and $3.4 million, respectively; Waterford 3's decommissioning expense was $8.8 million in both years; and Grand Gulf 1's decommissioning expense was $18.9 million in both years. Pilgrim's decommissioning expense was $6.8 million for 1999. The actual decommissioning costs may vary from the estimates because of regulatory requirements, changes in technology, and increased costs of labor, materials, and equipment.

      The  EPAct  contains  a  provision  that  assesses  domestic  nuclear utilities  with  fees  for the decontamination and decommissioning  of  the
DOE's past uranium enrichment operations. The decontamination and decommissioning assessments are being used to set up a fund into which contributions from utilities and the federal government will be placed. Annual assessments (in 2000 dollars), which will be adjusted annually for inflation, are for 15 years and are approximately $4.0 million for Entergy Arkansas, $1.0 million for Entergy Gulf States, $1.5 million for Entergy Louisiana, and $1.7 million for System Energy. At December 31, 2000, six years of assessments were remaining. DOE fees are included in other current liabilities and other non-current liabilities and, as of December 31, 2000, recorded liabilities were $23.9 million for Entergy Arkansas, $4.2 million for Entergy Gulf States, $9.1 million for Entergy Louisiana, and $8.8 million for System Energy. Regulatory assets in the financial statements offset these liabilities. FERC requires that utilities treat these assessments as costs of fuel as they are amortized and recover these costs through rates in the same manner as other fuel costs.

Environmental Issues

(Entergy Arkansas)

      Entergy Arkansas has received notices from the EPA and the Arkansas Department of Environmental Quality (ADEQ) alleging that Entergy Arkansas, along with others, may be a potentially responsible party (PRP) for clean-up costs associated with a site in Arkansas. As of December 31, 2000, a remaining recorded liability of approximately $5.0 million existed related to the cleanup of that site.

(Entergy Gulf States)

      Entergy Gulf States has been designated as a PRP for the cleanup of certain hazardous waste disposal sites. Entergy Gulf States is currently negotiating with the EPA and state authorities regarding the cleanup of these sites. Several class action and other suits have been filed in state and federal courts seeking relief from Entergy Gulf States and others for damages caused by the disposal of hazardous waste and for asbestos-related disease allegedly resulting from exposure on Entergy Gulf States' premises. While the amounts at issue in the clean-up efforts and suits may be substantial, Entergy Gulf States believes that its results of operations and financial condition will not be materially adversely affected by the outcome of the suits. As of December 31, 2000, a remaining provision of $16.8 million existed relating to the cleanup of the remaining sites at which the EPA has designated Entergy Gulf States as a PRP.

(Entergy Louisiana and Entergy New Orleans)

      During 1993, the LDEQ issued new rules for solid waste regulation, including regulation of wastewater impoundments. Entergy Louisiana and Entergy New Orleans have determined that certain of their power plant wastewater impoundments were affected by these regulations and have chosen to upgrade or close them. As a result, a remaining recorded liability in the amount of $5.8 million for Entergy Louisiana and $0.5 million for Entergy New Orleans existed at December 31, 2000 for wastewater upgrades and closures. Completion of this work is pending LDEQ approval.

City Franchise Ordinances (Entergy New Orleans)

      Entergy New Orleans provides electric and gas service in the City of New Orleans pursuant to franchise ordinances. These ordinances contain a continuing option for the city to purchase Entergy New Orleans' electric and gas utility properties. A resolution to study the advantages for ratepayers that might result from an acquisition of these properties has been filed in a committee of the Council. The committee has deferred consideration of that resolution until May 2001. The full Council must approve the resolution to commence such a study before it can become effective.

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

Unit Power Sales Agreement (Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

     System Energy has agreed to sell all of its 90% owned and leased share of capacity and energy from Grand Gulf 1 to Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans in accordance with specified percentages (Entergy Arkansas-36%, Entergy Louisiana-14%, Entergy Mississippi-33%, and Entergy New Orleans-17%) as ordered by FERC. Charges under this agreement are paid in consideration for the purchasing companies' respective entitlement to receive capacity and energy and are payable irrespective of the quantity of energy delivered so long as the unit remains in commercial operation. The agreement will remain in effect until terminated by the parties and the termination is approved by FERC, most likely upon Grand Gulf 1's retirement from service. Monthly obligations for payments under the agreement are approximately $19 million for Entergy Arkansas, $7 million for Entergy Louisiana, $17 million for Entergy Mississippi, and $9 million for Entergy New Orleans.

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

      Under the provisions of a bank letter of credit reimbursement agreement, System Energy has agreed to a number of covenants relating to the maintenance of certain capitalization and fixed charge coverage ratios. System Energy agreed, during the term of the reimbursement agreement, to maintain its equity at not less than 33% of its adjusted capitalization (defined in the reimbursement agreement to include certain amounts not included in capitalization for financial statement purposes). In addition, System Energy must maintain, with respect to each fiscal quarter during the term of the reimbursement agreement, a ratio of adjusted net income to interest expense (calculated, in each case, as specified in the reimbursement agreement) of at least 1.60 times earnings. As of December 31, 2000, System Energy's equity approximated 42.76% of its adjusted capitalization, and its fixed charge coverage ratio for 2000 was 2.47.

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


NOTE 10.  LEASES

General

     As of December 31, 2000, Entergy had capital leases and non-cancelable operating leases for equipment, buildings, vehicles, and fuel storage facilities (excluding nuclear fuel leases and the sale and leaseback transactions) with minimum lease payments as follows:

                              Capital Leases

                                        Entergy      Entergy
Year                          Entergy   Arkansas   Gulf States
                                      (In Thousands)

2001                          $23,677     $9,645      $11,853
2002                           19,415      9,645        9,720
2003                           19,415      9,645        9,720
2004                           19,415      9,645        9,720
2005                           10,380      9,610          720
Years thereafter               15,519     13,667        1,800
                              -------------------------------
Minimum lease payments        107,821     61,857       43,533
Less:  Amount
  representing interest        29,664     20,811        8,663
                              -------------------------------
Present value of net
  minimum lease payments      $78,157    $41,046      $34,870
                              ===============================



                             Operating Leases

                                     Entergy       Entergy       Entergy
Year                      Entergy   Arkansas     Gulf States    Louisiana
                                         (In Thousands)

2001                       $86,573    $28,127        $22,130      $12,213
2002                        72,408     24,440         18,653       11,175
2003                        58,730     14,384         17,032       10,103
2004                        53,977     13,423         16,408        9,076
2005                        44,170     11,551         14,565        5,502
Years thereafter            82,430     13,636         22,309        3,107
                          -----------------------------------------------
Minimum lease payments    $398,288   $105,561       $111,097      $51,176
                          ===============================================

     Rental expense for Entergy's leases (excluding nuclear fuel leases and the Grand Gulf 1 and Waterford 3 sale and leaseback transactions) amounted to approximately $53.3 million, $65.2 million, and $69.4 million, in 2000, 1999, and 1998, respectively. These amounts include $18.9 million, $23.9 million, and $19.4 million, respectively, for Entergy Arkansas; $18.9 million, $19.2 million, and $18.1 million, respectively, for Entergy Gulf States; and $7.9 million, $13.1 million, and $13.3 million, respectively, for Entergy Louisiana. In addition to the above rental expense, Entergy Arkansas and Entergy Gulf States railcar operating lease payments, which are recorded in fuel expense, amounted to approximately $13.7 million and $2.7 million, respectively, for each of the years 2000, 1999, and 1998. The railcar lease payments are recorded as fuel expense in accordance with regulatory treatment.

Nuclear  Fuel  Leases   (Entergy  Arkansas, Entergy  Gulf  States,  Entergy
Louisiana, System Energy)

      As of December 31, 2000, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and System Energy each had arrangements to lease nuclear fuel in an aggregate amount up to $135 million, $115 million, $90 million, and $100 million, respectively. As of December 31, 2000, the unrecovered cost base of Entergy Arkansas', Entergy Gulf States', Entergy Louisiana's, and System Energy's nuclear fuel leases amounted to approximately $107.0 million, $57.5 million, $63.9 million, and $49.3 million, respectively. The lessors finance the acquisition and ownership of nuclear fuel through loans made under revolving credit agreements, the issuance of commercial paper, and the issuance of intermediate-term notes. The credit agreements for Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and System Energy have termination dates of November 2003, November 2003, January 2002, and November 2003, respectively. Such termination dates may be extended from time to time with the consent of the lenders. The intermediate-term notes issued pursuant to these fuel lease arrangements have varying maturities through March 15, 2002. It is expected that additional financing under the leases will be arranged as needed to acquire additional fuel, to pay interest, and to pay maturing debt. However, if such additional financing cannot be arranged, the lessee in each case must repurchase sufficient nuclear fuel to allow the lessor to meet its obligations.

      Lease payments are based on nuclear fuel use. The table below represents the total nuclear fuel lease payments (principal and interest) as well as the separate interest component charged to operations by the domestic utility companies and System Energy in 2000, 1999, and 1998:

                               2000               1999                1998
                         Lease              Lease               Lease
                       Payments  Interest  Payments  Interest  Payments Interest
                                             (In Millions)

Entergy Arkansas         $42.7      $5.5    $48.6      $5.6     $50.5     $4.9
Entergy Gulf States       54.3       6.1     31.4       1.8      36.1      3.1
Entergy Louisiana         30.5       3.1     29.7       3.7      36.8      3.9
System Energy             31.2       5.2     28.1       3.4      35.4      4.7
                        ------------------------------------------------------
Total                   $158.7     $19.9   $137.8     $14.5    $158.8    $16.6
                        ======================================================

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

      In 1997, the lessors refinanced the outstanding bonds used to finance the purchase of Waterford 3 at lower interest rates, which reduced the annual lease payments.

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

     As of December 31, 2000, Entergy Louisiana's total equity capital (including preferred stock) was 48.7% of adjusted capitalization and its fixed charge coverage ratio for 2000 was 3.32.

      As of December 31, 2000, Entergy Louisiana had future minimum lease payments (reflecting an overall implicit rate of 7.45%) in connection with the Waterford 3 sale and leaseback transactions, which are recorded as long-term debt, as follows (in thousands):

2001                                                      $40,909
2002                                                       39,246
2003                                                       59,709
2004                                                       31,739
2005                                                       14,554
Years thereafter                                          426,136
                                                         --------
Total                                                     612,293
Less: Amount representing interest                        281,987
                                                         --------
Present value of net minimum lease payments              $330,306
                                                         ========

Grand Gulf 1 Lease Obligations (System Energy)

      In December 1988, System Energy sold 11.5% of its undivided ownership interest in Grand Gulf 1 for the aggregate sum of $500 million. Subsequently, System Energy leased back its interest in the unit for a term of 26-1/2 years. System Energy has the option of terminating the lease and repurchasing the 11.5% interest in the unit at certain intervals during the lease. Furthermore, at the end of the lease term, System Energy has the option of renewing the lease or repurchasing the 11.5% interest in Grand Gulf 1.

      System Energy is required to report the sale-leaseback as a financing transaction in its financial statements. For financial reporting purposes, System Energy expenses the interest portion of the lease obligation and the plant depreciation. However, operating revenues include the recovery of the lease payments because the transactions are accounted for as a sale and leaseback for ratemaking purposes. Until 2004, the total of interest and depreciation expense exceeds the corresponding revenues realized. Consistent with a recommendation contained in a FERC audit report, System Energy recorded as a net deferred asset the difference between the recovery of the lease payments and the amounts expensed for interest and depreciation and is recording this difference as a deferred asset on an ongoing basis. The amount of this deferred asset was $100.8 million and $104.5 million as of December 31, 2000 and 1999, respectively.

      As of December 31, 2000, System Energy had future minimum lease payments (reflecting an implicit rate of 7.02%), which are recorded as long-term debt as follows (in thousands):

2001                                                  $46,803
2002                                                   53,827
2003                                                   48,524
2004                                                   36,133
2005                                                   52,253
Years thereafter                                      522,529
                                                     --------
Total                                                 760,069
Less: Amount representing interest                    297,535
                                                     --------
Present value of net minimum lease payments          $462,534
                                                     ========


NOTE 11. RETIREMENT AND OTHER POSTRETIREMENT BENEFITS (Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

Pension Plans

       Entergy has five postretirement benefit plans, "Entergy Corporation Retirement Plan for Non-Bargaining Employees", "Entergy Corporation Retirement Plan for Bargaining Employees," "Entergy Corporation Retirement Plan II for Non-Bargaining Employees", Entergy Corporation Retirement Plan II for Bargaining Employees," and "Entergy Corporation Retirement Plan III" covering substantially all of its domestic employees. Except for the Entergy Corporation Retirement Plan III, the pension plans are noncontributory and provide pension benefits that are based on employees' credited service and compensation during the final years before retirement. The Entergy Corporation Retirement Plan III includes a mandatory employee contribution of 3% of earnings during the first 10 years of plan participation, and allows voluntary contributions from 1% to 10% of earnings for a limited group of employees. Entergy Corporation and its subsidiaries fund pension costs in accordance with contribution guidelines established by the Employee Retirement Income Security Act of 1974, as amended, and the Internal Revenue Code of 1986, as amended. The assets of the plans include common and preferred stocks, fixed-income securities, interest in a money market fund, and insurance contracts.

     Total 2000, 1999, and 1998 pension cost of Entergy Corporation and its subsidiaries, including amounts capitalized, included the following components (in thousands):

               2000                            Entergy    Entergy    Entergy    Entergy     Entergy    System
                                     Entergy  Arkansas  Gulf States Louisiana Mississippi New Orleans  Energy
Service cost - benefits earned
  during the period                   $37,130    $8,125      $6,051    $4,710      $2,314      $1,138    $2,140
Interest cost on projected
  benefit obligation                  108,782    31,128      25,135    18,287      11,268       3,591     2,430
Expected return on assets            (145,717)  (38,571)    (41,322)  (28,588)    (15,341)     (2,710)   (3,014)
Amortization of transition asset       (9,740)   (2,336)     (2,387)   (2,823)     (1,250)       (180)     (319)
Amortization of prior service cost     12,953     1,701       1,896       805         669         262        59
Recognized net (gain)/loss             (8,576)     (200)     (7,204)   (1,849)       (292)        247       (96)
                                      -------------------------------------------------------------------------
Net pension cost (income)             ($5,168)    ($153)   ($17,831)  ($9,458)    ($2,632)     $2,348    $1,200
                                      =========================================================================

               1999                           Entergy     Entergy    Entergy     Entergy     Entergy    System
                                    Entergy   Arkansas  Gulf States Louisiana  Mississippi New Orleans  Energy
Service cost - benefits earned
  during the period                  $39,327     $8,723      $6,531     $4,948      $2,278        $997    $2,334
Interest cost on projected
  benefit obligation                 104,591     29,457      24,757     17,950      10,810       3,296     3,017
Expected return on assets           (130,535)   (34,784)    (37,170)   (25,629)    (13,815)     (2,601)   (3,738)
Amortization of transition asset      (9,740)    (2,336)     (2,387)    (2,808)     (1,250)       (195)     (482)
Amortization of prior service cost    11,362      1,227       1,434        558         480         165        64
                                     ---------------------------------------------------------------------------
Net pension cost (income)            $15,005     $2,287     ($6,835)   ($4,981)    ($1,497)     $1,662    $1,195
                                     ===========================================================================

<CAPTION

               1998                           Entergy    Entergy    Entergy     Entergy     Entergy    System
                                    Entergy  Arkansas  Gulf States Louisiana  Mississippi New Orleans  Energy
Service cost - benefits earned
  during the period                  $45,470    $7,428      $5,448     $4,148      $1,913        $818    $2,494
Interest cost on projected
  benefit obligation                 192,132    27,919      24,564     16,845      10,362       3,020     3,265
Expected return on assets           (233,058)  (31,119)    (32,506)   (22,526)    (12,335)     (2,083)   (3,979)
Amortization of transition asset      (9,740)   (2,336)     (2,387)    (2,808)     (1,250)       (195)     (597)
Amortization of prior service cost    11,459     1,227       1,434        558         480         259        80
                                     --------------------------------------------------------------------------
Net pension cost (income)             $6,263    $3,119     ($3,447)   ($3,783)      ($830)     $1,819    $1,263
                                     ==========================================================================

      The funded status of Entergy's various pension plans as of December 31, 2000 and 1999 was (in thousands):

              2000                            Entergy    Entergy    Entergy    Entergy     Entergy    System
                                   Entergy   Arkansas  Gulf States Louisiana Mississippi New Orleans  Energy
Change in Projected Benefit
Obligation (PBO)
Balance at 1/1/00                 $1,499,601  $424,554    $348,217  $256,949    $153,262     $46,042   $43,262
Service cost                          37,130     8,125       6,051     4,710       2,314       1,138     2,140
Interest cost                        108,782    31,128      25,135    18,287      11,268       3,591     2,430
Amendment                             18,376     5,321       5,166     3,139       2,129       1,220        11
Actuarial (gain)/loss                (32,916)   (3,455)     (6,134)   (7,077)       (901)      1,739   (10,810)
Benefits paid                        (85,185)  (24,565)    (25,620)  (16,643)     (9,906)     (2,239)     (138)
Acquisitions                          56,884         -           -         -           -           -         -
                                  ----------------------------------------------------------------------------
Balance at 12/31/00               $1,602,672  $441,108    $352,815  $259,365    $158,166     $51,491   $36,895
                                  ----------------------------------------------------------------------------

Change in Plan Assets
Fair value of assets at 1/1/00    $1,965,178  $518,262    $563,597  $389,755    $207,475     $31,370   $56,442
Actual return on plan assets         (40,047)   (9,637)    (15,720)  (10,685)     (3,781)      2,576   (19,389)
Employer contributions                 3,083         -           -         -           -           -         -
Employee contributions                    86         -           -         -           -           -         -
Benefits paid                        (85,185)  (24,565)    (25,620)  (16,643)     (9,906)     (2,239)     (138)
                                  ----------------------------------------------------------------------------
Fair value of assets at 12/31/00  $1,843,115  $484,060    $522,257  $362,427    $193,788     $31,707   $36,915
                                  ----------------------------------------------------------------------------

Funded status                       $240,443   $42,952    $169,442  $103,062     $35,622    ($19,784)      $20
Unrecognized transition asset        (10,094)   (2,336)          -    (2,792)     (1,250)          -    (1,262)
Unrecognized prior service cost       44,223    14,822      13,050     6,572       4,915       2,241       364
Unrecognized net (gain)/loss        (328,642)  (77,710)   (192,154)  (88,761)    (35,234)      9,402    (7,219)
                                  ----------------------------------------------------------------------------
Prepaid/(accrued) pension cost      ($54,070) ($22,272)    ($9,662)  $18,081      $4,053     ($8,141)  ($8,097)
                                  ============================================================================

              1999                            Entergy    Entergy    Entergy    Entergy     Entergy    System
                                   Entergy   Arkansas  Gulf States Louisiana Mississippi New Orleans  Energy
Change in Projected Benefit
Obligation (PBO)
Balance at 1/1/99                 $1,553,251  $435,638    $377,288  $261,858    $158,778     $47,881   $44,876
Service cost                          39,327     8,723       6,531     4,948       2,277         997     2,334
Interest cost                        104,591    29,457      24,757    17,950      10,810       3,296     3,017
Actuarial (gain)                    (126,715)  (25,915)    (35,000)  (11,638)     (9,038)     (4,663)   (6,294)
Benefits paid                        (80,580)  (23,349)    (25,359)  (16,169)     (9,565)     (1,469)     (671)
Acquisitions                           9,727         -           -         -           -           -         -
                                  ----------------------------------------------------------------------------
Balance at 12/31/99               $1,499,601  $424,554    $348,217  $256,949    $153,262     $46,042   $43,262
                                  ----------------------------------------------------------------------------

Change in Plan Assets
Fair value of assets at 1/1/99    $1,791,192  $473,353    $513,365  $356,663    $192,438     $28,927   $48,910
Actual return on plan assets         241,460    68,258      74,249    49,260      24,602       2,668     8,203
Employer contributions                13,106         -       1,343         -           -       1,244         -
Benefits paid                        (80,580)  (23,349)    (25,360)  (16,168)     (9,565)     (1,469)     (671)
                                  ----------------------------------------------------------------------------
Fair value of assets at 12/31/99  $1,965,178  $518,262    $563,597  $389,755    $207,475     $31,370   $56,442
                                  ----------------------------------------------------------------------------

Funded status                       $465,577   $93,708    $215,380  $132,806     $54,213    ($14,672)  $13,180
Unrecognized transition asset        (17,446)   (4,671)     (2,387)   (5,615)     (2,501)       (180)   (2,829)
Unrecognized prior service cost       30,092    11,203       9,780     4,238       3,455       1,282       696
Unrecognized net (gain)/loss        (483,741) (122,663)   (250,266) (122,806)    (53,747)      7,776   (16,495)
                                  ----------------------------------------------------------------------------
Prepaid/(accrued) pension cost       ($5,518) ($22,423)   ($27,493)   $8,623      $1,420     ($5,794)  ($5,448)
                                  ============================================================================

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

      Total 2000, 1999, and 1998, postretirement benefit costs of Entergy Corporation and its subsidiaries, including amounts capitalized and deferred, included the following components (in thousands):

                2000                             Entergy    Entergy    Entergy    Entergy     Entergy    System
                                       Entergy  Arkansas  Gulf States Louisiana Mississippi New Orleans  Energy
Service cost - benefits earned
  during the period                     $18,252    $4,395      $3,147    $2,405      $1,236        $667      $998
Interest cost on APBO                    34,022     7,945       8,346     5,073       2,714       3,012       788
Expected return on assets               (10,566)   (2,196)     (3,682)        -      (1,696)     (1,661)     (811)
Amortization of transition obligation    17,874     3,954       5,803     2,971       1,502       2,678       220
Amortization of prior service cost          520       123         161        71          44          45        12
Recognized net (gain)                    (3,070)        -      (1,803)      (30)          -        (561)       (8)
                                        -------------------------------------------------------------------------
Net postretirement benefit cost         $57,032   $14,221     $11,972   $10,490      $3,800      $4,180    $1,199
                                        =========================================================================

                1999                             Entergy    Entergy    Entergy    Entergy     Entergy    System
                                       Entergy  Arkansas  Gulf States Louisiana Mississippi New Orleans  Energy
Service cost - benefits earned
  during the period                     $16,950    $3,952      $3,227    $2,140      $1,009        $512      $982
Interest cost on APBO                    29,467     6,596       8,206     4,234       2,167       2,699       631
Expected return on assets                (8,208)   (1,309)     (2,980)        -      (1,634)     (1,425)     (522)
Amortization of transition obligation    17,874     3,954       5,803     2,971       1,502       2,678       222
Amortization of prior service cost           44         -          44         -           -           -         -
Recognized net (gain)                    (1,452)        -        (393)     (227)        (69)       (616)       (8)
                                        -------------------------------------------------------------------------
Net postretirement benefit cost         $54,675   $13,193     $13,907    $9,118      $2,975      $3,848    $1,305
                                        =========================================================================

                1998                             Entergy    Entergy    Entergy    Entergy     Entergy     System
                                       Entergy  Arkansas  Gulf States Louisiana Mississippi New Orleans   Energy
Service cost - benefits earned
  during the period                     $13,878    $3,325      $2,553    $1,776        $862         $432     $871
Interest cost on APBO                    28,443     6,519       8,103     4,089       2,085        2,714      652
Expected return on assets                (5,260)     (215)     (2,385)        -      (1,059)      (1,155)    (446)
Amortization of transition obligation    17,874     3,954       5,803     2,971       1,502        2,678      262
Amortization of prior service cost           44         -          44         -           -           -        -
Recognized net (gain)                    (3,501)        -      (1,216)     (686)       (264)      (1,024)     (79)
                                        -------------------------------------------------------------------------
Net postretirement benefit cost         $51,478   $13,583     $12,902    $8,150      $3,126       $3,645   $1,260
                                        =========================================================================

     The funded status of Entergy's postretirement plans as of December
31, 2000 and 1999 was (in thousands):

               2000                            Entergy     Entergy    Entergy     Entergy     Entergy     System
                                    Entergy    Arkansas  Gulf States Louisiana  Mississippi New Orleans   Energy
Change in APBO
Balance at 1/1/00                    $429,772    $95,656    $118,295    $61,156     $31,133      $38,363    $9,546
Service cost                           18,252      4,395       3,147      2,405       1,236          667       998
Interest cost                          34,022      7,945       8,346      5,073       2,714        3,012       788
Amendment                               5,691      1,471       1,406        848         524          536       139
Actuarial (gain)/loss                  34,759     13,486      (3,845)     8,551       6,060        3,891     1,104
Benefits paid                         (33,238)    (8,286)     (8,525)    (5,312)     (2,673)      (4,336)     (585)
Acquisitions                           18,498          -           -          -           -            -         -
                                     -----------------------------------------------------------------------------
Balance at 12/31/00                  $507,756   $114,667    $118,824    $72,721     $38,994      $42,133   $11,990
                                     -----------------------------------------------------------------------------

Change in Plan Assets
Fair value of assets at 1/1/00       $120,208    $22,205     $39,045  $       -     $19,614      $23,716    $9,549
Actual return on plan assets            3,719        808       1,448          -         422          584       288
Employer contributions                 52,339     18,116      12,440      5,312       4,294        6,253     2,403
Benefits paid                         (33,238)    (8,286)     (8,525)    (5,312)     (2,673)      (4,336)     (585)
Acquisitions                               10          -           -          -           -            -         -
                                     -----------------------------------------------------------------------------
Fair value of assets at 12/31/00     $143,038    $32,843     $44,408   $      -     $21,657      $26,217   $11,655
                                     -----------------------------------------------------------------------------

Funded status                       ($364,718)  ($81,824)   ($74,416)  ($72,721)   ($17,337)    ($15,916)    ($335)
Unrecognized transition obligation    137,669     47,436      69,641     35,662      18,023       32,149     2,673
Unrecognized prior service cost         5,506      1,348       1,580        777         480          491       127
Unrecognized net (gain)/loss           18,900      7,933     (24,311)    (3,467)      2,217       (8,341)   (2,018)
                                     -----------------------------------------------------------------------------
Prepaid/(accrued) postretirement    ($202,643)  ($25,107)   ($27,506)  ($39,749)     $3,383       $8,383      $447
benefit asset/(liability)           ==============================================================================



               1999                            Entergy    Entergy    Entergy     Entergy     Entergy     System
                                    Entergy   Arkansas  Gulf States Louisiana  Mississippi New Orleans   Energy
Change in APBO
Balance at 1/1/99                    $444,509  $101,856    $124,431    $63,449     $32,404      $40,838    $9,087
Service cost                           16,950     3,952       3,227      2,140       1,009          512       982
Interest cost                          29,467     6,596       8,206      4,234       2,167        2,699       631
Actuarial (gain)                      (40,202)  (10,375)    (10,287)    (4,924)     (2,131)      (2,098)     (882)
Benefits paid                         (25,881)   (6,373)     (7,282)    (3,743)     (2,316)      (3,588)     (272)
Acquisitions                            4,929         -           -          -           -            -         -
                                     ----------------------------------------------------------------------------
Balance at 12/31/99                  $429,772   $95,656    $118,295    $61,156     $31,133      $38,363    $9,546
                                     ----------------------------------------------------------------------------

Change in Plan Assets
Fair value of assets at 1/1/99        $89,579   $11,774     $31,510   $      -     $18,759      $20,380    $7,156
Actual return on plan assets            7,134     1,278       3,403          -         150        1,476       548
Employer contributions                 43,576    15,526      11,414      3,743       3,021        5,448     2,117
Benefits paid                         (25,881)   (6,373)     (7,282)    (3,743)     (2,316)      (3,588)     (272)
Acquisitions                            5,800         -           -          -           -            -         -
                                     ----------------------------------------------------------------------------
Fair value of assets at 12/31/99     $120,208   $22,205     $39,045   $      -     $19,614      $23,716    $9,549
                                     ----------------------------------------------------------------------------

Funded status                      ($309,564) ($73,451)   ($79,250)  ($61,156)   ($11,519)    ($14,647)        $3
Unrecognized transition obligation
                                      149,141    51,390      75,444     38,633      19,525       34,827     2,893
Unrecognized prior service cost           335         -         335          -           -            -         -
Unrecognized net (gain)               (19,374)   (6,941)    (24,503)   (12,048)     (5,117)     (13,870)   (3,653)
                                     ----------------------------------------------------------------------------
Prepaid/(accrued) postretirement    ($179,462) ($29,002)   ($27,974)  ($34,571)     $2,889       $6,310     ($757)
benefit asset/(liability)           =============================================================================

The assumed health care cost trend rate used in measuring the APBO of Entergy was 7.5% for 2001, gradually decreasing each successive year until it reaches 5.0% in 2006 and beyond. A one percentage-point change in the assumed health care cost trend rate for 2000 would have the following effects (in thousands):

        2000           Increase    Increase    Decrease in     Decrease
                        in the   in the sum of   the APBO    in the sum of
                         APBO    service cost                service cost
                                 and interest                and interest
                                     cost                        cost

Entergy                  $42,378        $6,981    ($35,809)       ($5,743)
Entergy Arkansas          $9,233        $1,445     ($7,820)       ($1,193)
Entergy Gulf States      $10,171        $1,343     ($8,619)       ($1,112)
Entergy Louisiana         $5,543          $814     ($4,702)         ($675)
Entergy Mississippi       $3,037          $428     ($2,575)         ($355)
Entergy New Orleans       $2,693          $308     ($2,319)         ($260)
System Energy             $1,243          $272     ($1,032)         ($222)

The significant actuarial assumptions used in determining the pension PBO and the SFAS 106 APBO for 2000, 1999, and 1998 were as follows:

                                    2000       1999       1998

Weighted-average discount rate     7.50%      7.50%      6.75%
Weighted-average rate of increase
  in future compensation levels    4.60%      4.60%      4.60%
Expected long-term rate of
  return on plan assets:
         Taxable assets            5.50%      5.50%      5.50%
         Non-taxable assets        9.00%      9.00%      9.00%

Entergy's pension transition assets are being amortized over the greater of the remaining service period of active participants or 15 years and its SFAS 106 transition obligations are being amortized over 20 years.


NOTE 12.  ACQUISITIONS AND DISPOSITIONS (Entergy Corporation)

Asset Acquisitions

Indian Point 3 and FitzPatrick

      On  November  21,  2000, Entergy's domestic  non-utility  nuclear business  acquired  from NYPA the 825 MW James A.  FitzPatrick  nuclear power plant near Oswego, New York, and the 980 MW Indian Point 3 nuclear power plant located in Westchester County, New York, in exchange for $50 million at closing and notes to NYPA with payments totaling $906 million. Entergy will also be required to make certain additional payments to NYPA in the event that the plants' license lives are extended, or in the event that the acquisition of Indian Point 2 is ultimately consummated.

      The acquisition encompassed the nuclear plants, materials and supplies, and nuclear fuel, as well as the assumption of $123.7 million in liabilities. The purchase agreement provides that NYPA will retain the decommissioning obligations and related trust funds through the original license expiration date (approximately 2015). At that time, NYPA is required either to transfer the decommissioning liability to Entergy along with a specified amount in the decommissioning trust funds, or to retain Entergy to perform decommissioning services for a specified price that may be limited by the amount in the trust. The purchase agreement also provides that NYPA will purchase a substantial majority of the output of the units at specified prices through 2004.

      The acquisition was accounted for using the purchase method. The results of operations of Indian Point 3 and FitzPatrick subsequent to November 21, 2000 have been included in Entergy's consolidated statements of income. The purchase price has been allocated to the acquired assets, including identifiable intangible assets, and liabilities assumed based on their estimated fair values on the purchase date. Intangible assets are being amortized straight-line over the remaining lives of the plants.

Pilgrim Nuclear Station

      On July 13, 1999, Entergy's domestic non-utility nuclear business acquired the 670 MW Pilgrim Nuclear Station located in Plymouth, Massachusetts, from Boston Edison. The acquisition included the plant, real estate, materials and supplies, and nuclear fuel, for a total purchase price of $81 million. The purchase price was funded with a portion of the proceeds from the sales of non-regulated businesses. As part of the Pilgrim purchase, Boston Edison funded a $471 million decommissioning trust fund, which was transferred to an Entergy subsidiary. Based on a favorable tax determination regarding the trust fund, Entergy returned $43 million of the trust fund to Boston Edison.

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

      In keeping with this plan, in January 1999, Entergy disposed of its security monitoring subsidiary, Entergy Security, Inc. at a minimal gain. Several telecommunication businesses were sold in June 1999, also at small gains.

      The results of operations of these businesses are included in Entergy's consolidated statements of income through their respective dates of sale. Gains and losses arising from sales of businesses are included in "Other Income, Gain (loss) on sale of assets - net" in that statement.


NOTE 13. TRANSACTIONS WITH AFFILIATES (Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

      The domestic utility companies purchase electricity from and/or sell electricity to the other domestic utility companies, System Energy, and Entergy Power (in the case of Entergy Arkansas) under rate schedules filed with FERC. In addition, the domestic utility companies and System Energy purchase fuel from System Fuels; receive management, technical, advisory, operating, and administrative services from Entergy Services; and receive management, technical, and operating services from Entergy Operations. Pursuant to SEC rules under PUHCA, these transactions are on an "at cost" basis.

      As described in Note 1 to the financial statements, all of System Energy's operating revenues consist of billings to Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans.

      The tables below contain the various affiliate transactions among the domestic utility companies and System Energy (in millions).

                         Intercompany Revenues

        Entergy     Entergy     Entergy     Entergy      Entergy      System
       Arkansas   Gulf States  Louisiana  Mississippi  New Orleans    Energy

2000    $255.3     $93.7        $20.8       $88.1        $31.6        $656.7
1999    $189.2     $38.4        $27.3       $68.3        $14.2        $620.0
1998    $162.0     $16.7        $16.7       $88.3        $11.0        $602.4

                    Intercompany Operating Expenses

        Entergy    Entergy     Entergy      Entergy      Entergy     System
       Arkansas  Gulf States  Louisiana   Mississippi  New Orleans   Energy
           (1)

2000    $387.9      $513.9      $388.5        $388.2       $177.0     $10.1
1999    $357.5      $436.7      $294.3        $315.6       $182.5     $ 9.8
1998    $353.7      $419.7      $269.0        $338.1       $194.9     $ 9.8

(1)Includes $47.3 million in 2000, $15.8 million in 1999, and $18.8 million in 1998 for power purchased from Entergy Power.

      Operating Expenses Paid or Reimbursed to Entergy Operations

                  Entergy      Entergy     Entergy      System
                 Arkansas    Gulf States  Louisiana     Energy

     2000         $163.0       $116.0       $113.2       $92.6
     1999         $179.2       $110.9       $113.8       $91.3
     1998         $167.5       $114.2       $125.0       $92.7


NOTE  14.   BUSINESS  SEGMENT  INFORMATION   (Entergy  Corporation  and
Entergy New Orleans)

     Entergy's reportable segments as of December 31, 2000 are domestic utility and power marketing and trading. Entergy's operating segments below the quantitative threshold for separate disclosure principally include global power development and the domestic non-utility nuclear businesses. They are reported in the "All Other" column along with the parent, Entergy Corporation, and other business activities, which are principally the gains or losses on the sales of businesses. Entergy's international electric distribution businesses, Entergy London and CitiPower, were sold in December 1998. These businesses would have been a reportable segment had they been held as of December 31, 1998, and financial information regarding them is also provided below for 1998.

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

     Entergy's   segment  financial  information  is  as  follows   (in
thousands):

                            Domestic      Power      Entergy   CitiPower*     All    Eliminations   Consolidated
                           Utility and  Marketing    London*                 Other*
                             System        and
                             Energy     Trading*
2000
Operating revenues          $7,401,598  $2,131,342   $       -    $     -   $547,066      ($63,858)  $10,016,148
Deprec, amort. & decomm.       770,144       6,286           -          -      9,179             -       785,609
Amort. of rate deferrals        30,392           -           -          -          -             -        30,392
Interest income                 57,795      10,071           -          -    103,691        (8,507)      163,050
Interest charges               515,156       6,073           -          -     45,518        (9,317)      557,430
Income taxes                   435,667      26,385           -          -     16,869             -       478,921
Net income                     618,263      19,642           -          -     73,010             -       710,915
Total assets                20,680,764     728,406           -          -  4,709,553      (553,496)   25,565,227

1999
Operating revenues          $6,414,623  $2,249,274   $       -   $      -   $143,146      ($33,815)   $8,773,228
Deprec, amort. & decomm.       732,182       5,212           -          -      7,475             -       744,869
Amort. of rate deferrals       115,627           -           -          -          -             -       115,627
Interest income                 49,556       4,408           -          -     93,177        (3,540)      143,601
Interest charges               536,543       2,006           -          -     20,592        (3,540)      555,601
Income taxes                   351,448      (3,228)          -          -      8,447             -       356,667
Net income (loss)              553,525        (491)          -          -     41,992             -       595,026
Total assets                18,941,603     460,063           -          -  3,762,115      (193,841)   22,969,940

1998
Operating revenues          $6,310,543  $2,854,980  $1,911,875   $303,245   $150,297      ($36,168)  $11,494,772
Deprec, amort. & decomm.       763,818       5,058     126,586     28,444     61,023             -       984,929
Amort. of rate deferrals       237,302           -           -          -          -             -       237,302
Interest income                 49,271       7,689       9,033          -     35,417          (822)      100,588
Interest charges               548,299         122     182,479     80,586     21,851          (822)      832,515
Income taxes                   331,931      (8,216)      4,589          -    (61,569)            -       266,735
Net income (loss)              528,498     (15,540)    117,749      3,103    151,819             -       785,629
Total assets                19,727,666     359,626           -          -  2,783,732       (34,330)   22,836,694


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

Geographic areas

     For the years ended December 31, 2000, 1999, and 1998, Entergy did not derive material revenues from outside of the United States, other than from Entergy London and CitiPower, which are noted above.

     Long-lived   assets  as  of  December  31  were  as  follows   (in
thousands):

                            2000         1999           1998

         Domestic       $15,476,794   $14,751,166   $14,863,488
         Foreign          1,019,831       749,590       465,094
                        -----------   -----------   -----------
         Consolidated   $16,496,625   $15,500,756   $15,328,582
                        ===========   ===========   ===========

NOTE 15.  RISK MANAGEMENT AND FAIR VALUES (Entergy Corporation)

Commodity Derivatives

     Entergy uses a variety of commodity derivatives, including natural gas and electricity futures, forwards, and options, as a part of its overall risk management strategy.

     The power marketing and trading business engages in the trading of commodity instruments and, therefore, experiences net open positions. The business manages open positions with policies that limit its exposure to market risk and require daily reporting to management of potential financial exposure. These policies include statistical risk tolerance limits using historical price movements to calculate a value at risk measurement. The weighted-average life of the business' commodity risk portfolio was less than 18 months at December 31, 2000 and less than 12 months at December 31, 1999.

      At December 31, 2000 and 1999, the power marketing and trading business had outstanding absolute notional contract quantities as follows (power volumes in thousands of megawatt hours, natural gas volumes in thousands of British thermal units):

                                        2000          1999
           Energy Commodities:
            Power                      116,513        23,015
            Natural gas                657,463     1,075,660

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

     The New York Mercantile Exchange (Exchange) guarantees futures and option contracts traded on the Exchange, which assures nominal credit risk. On all other transactions described above, Entergy is exposed to credit risk in the event of nonperformance by the counterparties. For each counterparty, Entergy analyzes the financial condition prior to entering into an agreement, establishes credit limits, and monitors the appropriateness of these limits on an ongoing basis. In some circumstances, Entergy requires letters of credit or parental guarantees. Entergy also uses netting arrangements whenever possible to mitigate Entergy's exposure to counterparty risk. Netting arrangements enable Entergy to net certain assets and liabilities by counterparty.

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

Fair Values

Commodity Instruments

      Fair value estimates of the power marketing and trading business' commodity instruments are made at discrete points in time based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment; therefore, actual results may differ from these estimates. At December 31, 2000 and 1999, the fair values of the power marketing and trading business' energy-related commodity contracts used for trading purposes were as follows:

                                 2000                  1999
                          Assets    Liabilities    Assets    Liabilities
                                       (In Thousands)
 Commodity Instruments:
  Natural Gas            $362,221   $343,726      $ 44,675   $ 39,361
  Electricity            $260,969   $219,721      $190,850   $130,209

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


NOTE 16.  ENTERGY-FPL GROUP MERGER  (Entergy Corporation)

     On July 30, 2000, Entergy Corporation and FPL Group entered into a Merger Agreement providing for a business combination that will result in the creation of a new company. For accounting purposes, the Merger will be recorded under the purchase method of accounting as an acquisition of Entergy by FPL Group. Each outstanding share of FPL Group common stock will be converted into the right to receive one share of the new company's common stock, and each outstanding share of Entergy Corporation common stock will be converted into the right to receive 0.585 of a share of the new company's common stock. It is expected that FPL Group's shareholders will own approximately 57% of the common equity of the new company and Entergy's shareholders will own approximately 43%. The Merger Agreement generally allows Entergy to continue business in the ordinary course consistent with past practice and contains certain restrictions on Entergy's capital activities, including restrictions on the issuance of securities, capital expenditures, dispositions, incurrence or guarantee of indebtedness, and trading or marketing of energy. Entergy generally will be permitted to take actions pursuant to restructuring legislation in the domestic utility companies' jurisdictions of operation and to reorganize its transmission business. Under certain circumstances, if the Merger Agreement is terminated, a termination fee of $215 million may be payable by one of the parties. The Merger Agreement may be terminated if the Merger is not consummated by April 30, 2002, unless automatically extended until October 30, 2002 under certain circumstances. Both the FPL Group and Entergy Boards of Directors unanimously approved the Merger, and the shareholders of Entergy Corporation and FPL Group have approved the Merger. The Merger is conditioned upon, among other things, the receipt of required regulatory approvals of various local, state, and federal regulatory agencies and commissions, including the SEC and FERC. Entergy has filed for approval of the Merger in all of its state and local regulatory jurisdictions (Arkansas, Louisiana, Mississippi, Texas, and New Orleans), and at FERC, the SEC, and the NRC. In their filing with the SEC, Entergy and FPL Group requested to remain in existence as intermediate holding companies after the Merger is consummated. The objective of Entergy and FPL Group is to consummate the Merger by late 2001.


NOTE 17. QUARTERLY FINANCIAL DATA (UNAUDITED) (Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

      The business of the domestic utility companies and System Energy is subject to seasonal fluctuations with the peak periods occurring during the third quarter. Operating results for the four quarters of 2000 and 1999 were:

Operating Revenue
                               Entergy    Entergy    Entergy     Entergy      Entergy   System
                    Entergy    Arkansas Gulf States Louisiana  Mississippi New Orleans  Energy
                                                 (In Thousands)
2000:
  First Quarter   $1,811,492   $346,877   $483,231   $346,820   $182,775   $119,742   $157,089
  Second Quarter   2,137,788    447,823    586,386    448,067    215,606    136,651    159,389
  Third Quarter    3,431,555    548,156    817,152    722,175    297,966    200,861    169,114
  Fourth Quarter   2,635,313    419,779    624,471    545,375    241,024    183,036    171,157
1999:
  First Quarter   $1,639,922   $311,969   $423,819   $352,135   $182,443   $106,056   $140,617
  Second Quarter   2,316,404    387,191    546,543    505,601    194,637    121,287    159,505
  Third Quarter    3,064,535    488,801    676,076    576,956    267,159    163,140    163,801
  Fourth Quarter   1,752,367    353,933    480,770    371,902    188,580    117,305    156,109

Operating Income (Loss)
                               Entergy     Entergy   Entergy    Entergy     Entergy    System
                   Entergy    Arkansas  Gulf States Louisiana Mississippi New Orleans  Energy
                                                 (In Thousands)
2000:
  First Quarter   $286,604     $76,759    $50,435    $46,513    $13,214    $6,372     $74,440
  Second Quarter   433,538      82,931    125,033    102,587     28,784    15,087      66,895
  Third Quarter    593,837      93,917    190,136    178,889     36,295    32,136      67,580
  Fourth Quarter   231,602      56,413     47,685     44,371     15,470   (14,209)     61,830
1999:
  First Quarter   $203,435     $32,160    $61,032    $65,989    $12,220      $749     $53,837
  Second Quarter   363,951      60,212     61,586    179,278     20,630    22,089      68,695
  Third Quarter    597,595     113,570    160,784    172,052     42,519    28,622      71,199
  Fourth Quarter    86,673     (10,541)    37,596      2,823     12,716    (8,924)     69,705

Net Income (Loss)
                             Entergy   Entergy     Entergy    Entergy     Entergy   System
                  Entergy   Arkansas Gulf States  Louisiana Mississippi New Orleans Energy
                                                (In Thousands)
2000:
  First Quarter   $108,410   $35,314    $10,757    $11,191    $4,295    $1,817      $25,786
  Second Quarter   245,773    38,978     60,815     46,687    13,503     7,217       21,786
  Third Quarter    306,689    43,922     97,325     94,167    17,611    17,593       23,709
  Fourth Quarter    50,043    18,833     11,446     10,634     3,564   (10,109)      22,464
1999:
  First Quarter    $72,906   $11,011    $13,437    $21,487    $3,015   $(1,535)        $700
  Second Quarter   209,758    28,929     17,022     93,371     8,222    11,695       29,483
  Third Quarter    296,158    58,021     80,921     88,680    23,212    15,581       24,042
  Fourth Quarter    16,204   (28,648)    13,620    (11,768)    7,139    (6,780)      28,147

Earnings per Average Common Share (Entergy Corporation)

                         2000               1999
                    Basic   Diluted    Basic and Diluted

  First Quarter     $0.42   $0.42           $0.25
  Second Quarter    $1.04   $1.04           $0.81
  Third Quarter     $1.35   $1.34           $1.16
  Fourth Quarter    $0.19   $0.17           $0.03

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

    Name             Age                Position                         Period
ENTERGY ARKANSAS, INC.

Directors

Hugh T. McDonald     42   President and Chief Executive Officer       2000-Present
                           of Entergy Arkansas
                          Director of Entergy Arkansas                2000-Present
                          Senior Vice President, Retail of            1999-2000
                           Entergy Services, Inc.
                          Director, Regulatory Affairs - TX of        1995-1999
                           Entergy Gulf States
Donald C. Hintz           See information under the Entergy
                           Corporation Officers Section in Part
                           I.
Jerry D. Jackson          See information under the Entergy
                           Corporation Officers Section in Part
                           I.
C. John Wilder            See information under the Entergy
                           Corporation Officers Section in Part
                           I.

Officers

C. Gary Clary        56   Senior Vice President - Human               1998-Present
                           Resources and Administration of
                           Entergy Arkansas, Entergy Gulf
                           States, Entergy Louisiana, Entergy
                           Mississippi, and Entergy New Orleans
                          Vice President - Human Resources and        1997-1998
                           Administration of Entergy Arkansas,
                           Entergy Gulf States, Entergy
                           Louisiana, Entergy Mississippi, and
                           Entergy New Orleans
                          Director - System Human Resources of        1993-1996
                           Entergy Services
John Thomas Kennedy  41   Vice President - State Governmental         2000-Present
                           Affairs of Entergy Arkansas
                          Attorney at Law, Russellville,              1985-2000
                           Arkansas
James T. Pickens     63   Vice President - Public Affairs of          2000-Present
                           Entergy Arkansas
                          Director of State Governmental &            1990-2000
                           External Affairs of Entergy Arkansas
Frank F. Gallaher         See information under the Entergy
                           Corporation Officers Section in Part
                           I.
Joseph T. Henderson       See information under the Entergy
                           Corporation Officers Section in Part
                           I.
Jerry D. Jackson          See information under the Entergy
                           Corporation Officers Section in Part
                           I.
Nathan E. Langston        See information under the Entergy
                           Corporation Officers Section in Part
                           I.
Hugh T. McDonald          See information under the Entergy
                           Arkansas Directors Section above.
Steven C. McNeal          See information under the Entergy
                           Corporation Officers Section in Part
                           I.
Michael G. Thompson       See information under the Entergy
                           Corporation Officers Section in Part
                           I.
C. John Wilder            See information under the Entergy
                           Corporation Officers Section in Part
                           I.

ENTERGY GULF STATES, INC.

Directors

E. Renae Conley        43   Director of Entergy Gulf States and         2000-Present
                             Entergy Louisiana
                            President and Chief Executive Officer       2000-Present
                             - LA of Entergy Gulf States and
                             Entergy Louisiana
                            Vice President, Investor Relations of       1999-2000
                             Entergy Services
                            President of Cincinnati Gas &               1998-1999
                             Electric, (a subsidiary of Cinergy
                             Corp.)
                            Chief Executive Officer of Cadence          1997-1998
                             LLC (a subsidiary of Cinergy Corp.)
                            Vice President of Sales of Cinergy          1996-1997
                             Corp.
                            General Manager of Corporate                1994-1996
                             Communications and Investor
                             Relations of Cinergy Corp.
Joseph F. Domino       52   Director of Entergy Gulf States             1999-Present
                            President and Chief Executive Officer       1998-Present
                             - TX of Entergy Gulf States
                            Director - Southwest Franchise of           1997-1998
                             Entergy Gulf States
                            Director - Eastern Region of Entergy        1995-1997
                             Services
                            Director - Southern Region of Entergy       1994-1995
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

Officers

James D. Bruno         61   Vice President - Region of Entergy          1999-Present
                             Gulf States and Entergy Louisiana
                            Vice President of Customer Service of       1998-1999
                             Entergy Louisiana and Entergy Gulf
                             States
                            Vice President of Customer Service of       1994-1998
                             Entergy Louisiana and Entergy New
                             Orleans
Murphy A. Dreher       48   Vice President - State Governmental         1999-Present
                             Affairs - LA of Entergy Gulf States
                             and Entergy Louisiana
                            Legislative Executive - Governmental        1995-1998
                             Affairs of Entergy Gulf States
                            Director of Governmental Affairs of         1993-1995
                             Entergy Gulf States
Randall W. Helmick     46   Vice President - Operations - LA of         1998-Present
                             Entergy Gulf States and Entergy
                             Louisiana
                            Director of Special Projects of             1997-1998
                             London Electricity
                            Director of Reliability of Entergy          1997
                             Services
                            Director of Operations and                  1994-1997
                             Engineering of Entergy Services
J. Parker McCollough   49   Vice President - State Governmental         1996-Present
                             Affairs - TX of Entergy Gulf States
                            Vice President - Governmental               1993-1996
                             Affairs, Texas Association of
                             Realtors (trade association)
Wade H. Stewart        55   Vice President, Regulatory Affairs -        2000-Present
                             LA of Entergy Gulf States and Entergy
                             Louisiana
                            Director, Regulatory Affairs - LA of        1995-2000
                             Entergy Gulf States and Entergy
                             Louisiana
C. Gary Clary               See information under the Entergy
                             Arkansas Officers Section above.
E. Renae Conley             See information under the Entergy
                             Gulf States Directors Section above.
Joseph F. Domino            See information under the Entergy
                             Gulf States Directors Section above.
Frank F. Gallaher           See information under the Entergy
                             Corporation Officers Section in Part
                             I.
Joseph T. Henderson         See information under the Entergy
                             Corporation Officers Section in Part
                             I.
Jerry D. Jackson            See information under the Entergy
                             Corporation Officers Section in Part
                             I.
Nathan E. Langston          See information under the Entergy
                             Corporation Officers Section in Part
                             I.
Steven C. McNeal            See information under the Entergy
                             Corporation Officers Section in Part
                             I.
Michael G. Thompson         See information under the Entergy
                             Corporation Officers Section in Part
                             I.
C. John Wilder              See information under the Entergy
                             Corporation Officers Section in Part
                             I.

ENTERGY LOUISIANA, INC.

Directors

E. Renae Conley           See information under the Entergy
                           Gulf States Directors Section above.
Donald C. Hintz           See information under the Entergy
                           Corporation Officers Section in Part
                           I.
Jerry D. Jackson          See information under the Entergy
                           Corporation Officers Section in Part
                           I.
C. John Wilder            See information under the Entergy
                           Corporation Officers Section in Part
                           I.

Officers

James D. Bruno            See information under the Entergy
                           Gulf States Officers Section above.
C. Gary Clary             See information under the Entergy
                           Arkansas Officers Section above.
E. Renae Conley           See information under the Entergy
                           Gulf States Directors Section above.
Murphy A. Dreher          See information under the Entergy
                           Gulf States Officers Section above.
Frank F. Gallaher         See information under the Entergy
                           Corporation Officers Section in Part
                           I.
Randall W. Helmick        See information under the Entergy
                           Gulf States Officers Section above.
Joseph T. Henderson       See information under the Entergy
                           Corporation Officers Section in Part
                           I.
Jerry D. Jackson          See information under the Entergy
                           Corporation Officers Section in Part
                           I.
Nathan E. Langston        See information under the Entergy
                           Corporation Officers Section in Part
                           I.
Steven C. McNeal          See information under the Entergy
                           Corporation Officers Section in Part
                           I.
Michael G. Thompson       See information under the Entergy
                           Corporation Officers Section in Part
                           I.
C. John Wilder            See information under the Entergy
                           Corporation Officers Section in Part
                           I.
Wade H. Stewart           See information under the Entergy
                           Gulf States Officers Section above.

ENTERGY MISSISSIPPI, INC.

Directors

Carolyn C. Shanks    39   President and Chief Executive Officer       1999-Present
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

Officers

Bill F. Cossar       62   Vice President - State Governmental         1987-Present
                           Affairs of Entergy Mississippi
C. Gary Clary             See information under the Entergy
                           Arkansas Officers Section above.
Frank F. Gallaher         See information under the Entergy
                           Corporation Officers Section in Part
                           I.
Joseph T. Henderson       See information under the Entergy
                           Corporation Officers Section in Part
                           I.
Jerry D. Jackson          See information under the Entergy
                           Corporation Officers Section in Part
                           I.
Nathan E. Langston        See information under the Entergy
                           Corporation Officers Section in Part
                           I.
Steven C. McNeal          See information under the Entergy
                           Corporation Officers Section in Part
                           I.
Carolyn C. Shanks         See information under the Entergy
                           Mississippi Directors Section above.
Michael G. Thompson       See information under the Entergy
                           Corporation Officers Section in Part
                           I.
C. John Wilder            See information under the Entergy
                           Corporation Officers Section in Part
                           I.

ENTERGY NEW ORLEANS, INC.

Directors

Daniel F. Packer     53   Chief Executive Officer Entergy New         1998-Present
                           Orleans
                          President and Director of Entergy New       1997-Present
                           Orleans
                          State President - City of New Orleans       1996-1997
                          Vice President - Regulatory and             1994-1996
                           Governmental Affairs of Entergy New
                           Orleans
Donald C. Hintz           See information under the Entergy
                           Corporation Officers Section in Part
                           I.
Jerry D. Jackson          See information under the Entergy
                           Corporation Officers Section in Part
                           I.
C. John Wilder            See information under the Entergy
                           Corporation Officers Section in Part
                           I.


Officers

Elaine Coleman       51   Vice President, External Affairs of         1998-Present
                           Entergy New Orleans
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

Jerry W. Yelverton   56   Director, President and Chief               1999-Present
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

Officers

Joseph L. Blount     54   Secretary of System Energy and              1991-Present
                           Entergy Operations
Joseph T. Henderson       See information under the Entergy
                           Corporation Officers Section in Part
                           I.
Nathan E. Langston        See information under the Entergy
                           Corporation Officers Section in Part
                           I.
Steven C. McNeal          See information under the Entergy
                           Corporation Officers Section in Part
                           I.
C. John Wilder            See information under the Entergy
                           Corporation Officers Section in Part
                           I.
Jerry W. Yelverton        See information under the System
                           Energy Directors Section above.

      Each director and officer of the applicable Entergy company is elected yearly to serve by the unanimous consent of the sole stockholder, Entergy Corporation, at its annual meeting.


Section 16(a) Beneficial Ownership Reporting Compliance

      Information called for by this item concerning the directors and officers of Entergy Corporation is set forth in the Proxy Statement of Entergy Corporation to be filed in connection with its Annual Meeting of Stockholders to be held on May 11, 2001, under the heading "Section 16(a) Beneficial Ownership Reporting Compliance", which information is incorporated herein by reference.

Item 11.  Executive Compensation

                          ENTERGY CORPORATION

      Information called for by this item concerning the directors and officers of Entergy Corporation is set forth in the Proxy Statement under the headings "Executive Compensation Tables", "General Information About Nominees", "Director Compensation", and "Comparison of Five Year Cumulative Total Return", all of which information is incorporated herein by reference.

   ENTERGY ARKANSAS, ENTERGY GULF STATES, ENTERGY LOUISIANA, ENTERGY
          MISSISSIPPI, ENTERGY NEW ORLEANS, AND SYSTEM ENERGY

                      Summary Compensation Table

      The following table includes the Chief Executive Officer and the four other most highly compensated executive officers in office as of December 31, 2000 at Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy (collectively, the "Named Executive Officers"). This determination was based on total annual base salary and bonuses from all Entergy sources earned by each officer for the year 2000. See Item 10, "Directors and Executive Officers of the Registrants," for information on the principal positions of the Named Executive Officers in the table below.

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

                                                                             Long-Term
                                                                            Compensation
                                      Annual       Awards      Payouts
                                   Compensatio
                                        n
                                                                Other        Restricted      Securities      (a)        (b) All
                                                                Annual         Stock         Underlying      LTIP         Other
           Name              Year  Salary          Bonus        Comp.          Awards         Options       Payouts       Comp.
E. Renae Conley              2000  $282,642      $280,000     $41,573            (c)        20,000 shares    $181,109    $8,559
CEO-Entergy Louisiana        1999   215,000       344,934      29,662        $84,188(c)(d)   7,500                  0     7,747
CEO-LA-Entergy Gulf States

Joseph F. Domino             2000  $235,358      $180,732     $51,399            (c)        20,000 shares    $142,314    $7,084
CEO-TX-Entergy Gulf States   1999   223,569       200,210       7,072            (c)        13,487                  0     6,838
                             1998   164,011        39,492       4,558            (c)             0                  0     5,409

Frank F. Gallaher            2000  $416,390      $504,642    $127,484            (c)        34,500 shares    $328,084   $13,910
                             1999   401,161       303,855      38,496            (c)        39,500                  0    13,545
                             1998   382,829       280,747      89,137            (c)         2,500                  0    12,396

Donald C. Hintz              2000  $570,096      $743,000    $104,399            (c)       175,000 shares  $1,181,837   $26,516
                             1999   535,713       495,000      76,188            (c)       272,000                  0    22,156
                             1998   423,379       310,571      28,508            (c)         2,500                  0    14,236

Jerry D. Jackson (e)         2000  $458,223      $554,214     $58,758            (c)        58,500 shares  $1,181,575   $15,162
                             1999   442,809       403,554      39,670            (c)        94,000                  0    15,497
                             1998   408,456       348,156      59,630            (c)         2,500                  0    13,849

J. Wayne Leonard             2000  $836,538    $1,190,000     $11,646            (c)       330,600 shares  $2,410,413   $     0
                             1999   771,938       840,000       2,570            (c)       255,000                  0         0
                             1998   412,843     1,145,416      65,787        $796,860(c)(d)      0                  0    18,125

Hugh T. McDonald             2000  $209,400      $165,000     $53,808            (c)        34,600 shares    $172,773   $54,878
CEO-Entergy Arkansas         1999   181,704       176,267         438            (c)        14,700                  0     5,429
                             1998   131,880        47,788           0            (c)             0                  0         0

Daniel F. Packer             2000  $219,432      $167,382     $16,433            (c)        20,000 shares    $196,929    $6,658
CEO-Entergy New Orleans      1999   211,055       127,920      10,517            (c)        16,750                  0     6,583
                             1998   170,326       123,513      54,208(f)         (c)             0                  0     4,018

Carolyn C. Shanks            2000  $231,193      $182,530      $2,594            (c)        20,000 shares    $104,241    $4,858
CEO-Entergy Mississippi      1999   208,931       133,950       2,549            (c)        11,050                  0     4,800
                             1998   144,798        41,394       3,901            (c)             0                  0     4,340

C. John Wilder               2000  $468,392      $619,370    $148,540            (c)        87,700 shares    $953,006   $13,919
                             1999   445,191       406,693     119,878            (c)        52,500                  0    20,035
                             1998   201,413       513,106       7,255        $758,560(c)(d)      0                  0     3,300

Thomas J. Wright (e)         2000  $298,180      $343,883    $186,470(f)         (c)        35,000 shares    $196,929   $32,921
                             1999   263,120       225,458     159,653(f)         (c)        18,999                  0    32,356
                             1998   234,361       757,045(g)  519,610(f)         (c)             0                  0    20,833

Jerry W. Yelverton           2000  $408,846      $510,000      $4,197        $201,875(c)(d) 58,900 shares    $503,482   $12,732
CEO-System Energy            1999   363,997       328,500       8,036            (c)        49,400                  0    11,286
                             1998   282,410       184,959      22,068            (c)         1,250                  0     8,886

(a) Amounts include the value of restricted shares that vested in 2000 (see note (c) below) under Entergy's Equity Ownership Plan.

(b)  Includes the following:

     (1) 2000 benefit accruals under the Defined Contribution Restoration Plan as follows: Ms. Conley $3,459; Mr. Domino $2,044; Mr. Gallaher $8,810; Mr. Hintz $13,618; Mr. Jackson $10,269; Mr. McDonald $1,183;
          Mr. Packer $1,558; Mr. Wilder $9,393; Mr. Wright $2,340; and Mr. Yelverton $7,816.

     (2) 2000 employer contributions to the System Savings Plan as follows: Ms. Conley $5,100; Mr. Domino $5,040; Mr. Gallaher $5,100; Mr. Hintz $4,882; Mr. Jackson $4,893; Mr. McDonald $5,100; Mr. Packer $5,100; Ms. Shanks $4,858; Mr. Wilder $4,526; Mr. Wright $5,100; and
          Mr. Yelverton $4,916.

     (3) 2000 reimbursements for moving expenses as follows: Mr. Hintz $8,016; Mr. McDonald $48,595; and Mr. Wright $25,481.

(c)  Restricted   unit   awards  (equivalent  to  shares  of   Entergy
     Corporation common stock) in 2000 are reported under the "Long-Term Incentive Plan Awards" table, and reference is made to this table for information on the aggregate number of restricted units awarded during 2000 and the vesting schedule for such units. At December 31, 2000, the number and value of the aggregate restricted unit holdings were as follows: Ms. Conley 8,700 units, $368,119; Mr. Domino 3,100 units, $131,169; Mr. Gallaher 11,800 units, $499,288; Mr. Hintz 28,500 units,
     $1,205,906; Mr. Jackson 12,700 units, $537,369; Mr. Leonard 58,000 units, $2,454,125; Mr. McDonald 3,700 units, $156,556; Mr. Packer
     3,100 units, $131,169; Ms. Shanks 3,100 units, $131,169; Mr. Wilder
     21,367 units, $904,091; Mr. Wright 7,500 units, $317,344; and Mr.
     Yelverton 22,700 units, $960,494. Accumulated dividends are paid on restricted units when vested. The value of restricted unit holdings as of December 31, 2000 is determined by multiplying the total number of units held by the closing market price of Entergy Corporation common stock on the New York Stock Exchange Composite Transactions on December 31, 2000 ($42.3125 per share). The value of stock for which restrictions were lifted in 2000, and the applicable portion of accumulated cash dividends, are reported in the LTIP payouts column in the above table.

(d) Restricted units were granted to the following individuals in addition to those granted under the Long Term Incentive Plan. Ms. Conley was granted 3,000 units in 1999. The units will vest incrementally over a three-year period that began in 2000, based on continued service with Entergy Corporation. Accumulated dividends will be paid. Mr. Leonard and Mr. Wilder were granted 30,000 and 26,000 restricted units, respectively, in 1998. Restricted units awarded vest incrementally over a three-year period that began in 1999, based on continued service with Entergy Corporation. Restrictions are lifted annually. Accumulated dividends will not be paid on Mr. Leonard's units and 21,000 units of Mr. Wilder's restricted units when vested. Accumulated dividends will be paid on 5,000 units of Mr. Wilder's restricted units. Mr. Yelverton was granted 10,000 units in 2000. Restrictions will be lifted on 3,000 units in 2001 and 2002, and the remaining 4,000 units in 2003. Accumulated dividends will not be paid. The value these individuals may realize is dependent upon both the number of units that vest and the future market price of Entergy Corporation common stock.

(e) Mr. Jackson is the former Chief Executive Officer of Entergy Gulf States, LA and Entergy Louisiana. Mr. Wright is the former Chief Executive Officer of Entergy Arkansas.

(f) Includes living expenses, including taxes and housing, for Mr. Packer of approximately $24,000 in 1998. Includes closing costs for a home purchase for Mr. Wright of approximately $34,000 in 2000 and approximately $30,000 in 1999 and $465,000 in 1998 related to various overseas living expenses associated with Mr. Wright's assignments in London and Australia.

(g) Includes approximately $596,000 of performance bonus for service years 1996-1998. A portion of the bonus was paid during 1999 with the remaining amount paid in 2000.


                         Option Grants in 2000

      The following table summarizes option grants during 2000 to the Named Executive Officers. The absence, in the table below, of any Named Executive Officer indicates that no options were granted to such officer.

Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy

                                    Individual Grants                   Potential Realizable
                                 % of Total                                    Value
                     Number of    Options                                at Assumed Annual
                    Securities   Granted to   Exercise                     Rates of Stock
                    Underlying   Employees     Price                      Price Appreciaton
                     Options         in        (per       Expiration     for Option Term(b)
       Name         Granted (a)     2000      share) (a)     Date         5%            10%
E. Renae Conley     20,000         0.3%        $23.00       1/27/10   $ 289,292    $  733,122
Joseph F. Domino    20,000         0.3%         23.00       1/27/10     289,292       733,122
Frank F. Gallaher   34,500         0.5%         23.00       1/27/10     499,028     1,264,635
Donald C. Hintz    175,000         2.4%         23.00       1/27/10   2,531,301     6,414,813
Jerry D. Jackson    58,500         0.8%         23.00       1/27/10     846,178     2,144,380
J. Wayne Leonard   330,600         4.6%         23.00       1/27/10   4,781,989    12,118,499
Hugh T. McDonald    34,600         0.5%         23.00       1/27/10     500,474     1,268,300
Daniel F. Packer    20,000         0.3%         23.00       1/27/10     289,292       733,122
Carolyn C. Shanks   20,000         0.3%         23.00       1/27/10     289,292       733,122
C. John Wilder      87,700         1.2%         23.00       1/27/10   1,268,543     3,214,738
Thomas J. Wright    35,000         0.5%         23.00       1/27/10     506,260     1,282,963
Jerry W. Yelverton  58,900         0.8%         23.00       1/27/10     851,964     2,159,043

(a) Options were granted on January 27, 2000, pursuant to the Equity Ownership Plan. All options granted on this date have an exercise price equal to the closing price of Entergy Corporation common stock
     on   the  New  York  Stock  Exchange  Composite  Transactions  on
     January 27, 2000. These options will vest incrementally over a three-year period beginning in 2001.

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

   Aggregated Option Exercises in 2000 and December 31, 2000 Option
                                Values

      The  following  table summarizes the number  and  value  of  all unexercised options held by the Named Executive Officers. The absence, in the table below, of any Named Executive Officer indicates that no options are held by such officer.

                                                    Number of Securities         Value of Unexercised
                                              Underlying Unexercisable Option    In-the-Money Options
                Shares Acquired      Value         as of December 31, 2000    as of December 31, 2000(b)
       Name       on Exercise     Realized (a)   Exercisable   Unexercisable  Exercisable  Unexercisable
E. Renae Conley          -           $    -          2,500       25,000         $35,625       $457,500
Joseph F. Domino         -                -          5,995       28,992          83,844        497,526
Frank F. Gallaher   34,000          566,563         24,166       60,834         309,054        992,165
Donald C. Hintz          -                -        119,000      383,000       1,676,688      5,873,688
Jerry D. Jackson    71,525          960,091         11,719      121,167          68,780      1,905,285
J. Wayne Leonard         -                -         85,000      500,600       1,051,875      8,488,463
Hugh T. McDonald         -                -          4,899       44,401          68,749        805,751
Daniel F. Packer         -                -          5,583       31,167          69,090        524,442
Carolyn C. Shanks    3,683           44,196              -       27,367               -        477,417
C. John Wilder           -                -         17,500      122,700         216,563      2,126,831
Thomas J. Wright         -                -          6,332       47,667          78,359        832,692
Jerry W. Yelverton       -                -         24,716       91,834          330,376     1,545,065

(a) Based on the difference between the closing price of Entergy Corporation's common stock on the New York Stock Exchange Composite Transactions on the exercise date and the option exercise price.

(b) Based on the difference between the closing price of Entergy Corporation's common stock on the New York Stock Exchange Composite Transactions on December 31, 2000, and the option exercise price.

                Long-Term Incentive Plan Awards in 2000

  The following Table summarizes the awards of restricted units
(equivalent to shares of Entergy Corporation common stock) granted under the Equity Ownership Plan in 2000 to the Named Executive
Officers.

                                                          Estimated Future Payouts Under
                                                          Non-Stock Price-Based Plans (#
                                                                 of units) (a) (b)
                    Number of  Performance Period Until
       Name           Units      Maturation or Payout     Threshold   Target     Maximum
E. Renae Conley      6,700          1/1/00-12/31/02         2,300     4,517      6,700
Joseph F. Domino     3,100          1/1/00-12/31/02         1,100     2,100      3,100
Frank F. Gallaher   11,800          1/1/00-12/31/02         4,000     7,917     11,800
Donald C. Hintz     28,500          1/1/00-12/31/02         9,500    19,000     28,500
Jerry D. Jackson    12,700          1/1/00-12/31/02         4,300     8,500     12,700
J. Wayne Leonard    48,000          1/1/00-12/31/02        16,000    32,000     48,000
Hugh T. McDonald     3,700          1/1/00-12/31/02         1,300     2,503      3,700
Daniel F. Packer     3,100          1/1/00-12/31/02         1,100     2,100      3,100
Carolyn C. Shanks    3,100          1/1/00-12/31/02         1,100     2,100      3,100
C. John Wilder      12,700          1/1/00-12/31/02         4,300     8,500     12,700
Thomas J. Wright     7,500          1/1/00-12/31/02         2,500     5,000      7,500
Jerry W. Yelverton  12,700          1/1/00-12/31/02         4,300     8,500     12,700

(a) Restricted units awarded will vest at the end of a three-year period, subject to the attainment of approved performance goals for Entergy. Restrictions are lifted based upon the achievement of the cumulative result of these goals for the performance period. The value any Named Executive Officer may realize is dependent upon both the number of units that vest and the future market price of Entergy Corporation common stock.

(b) The   threshold,   target,  and  maximum levels  correspond  to  the
    achievement of 50%, 100%, and 150%, respectively, of Equity Ownership
    Plan  goals.   Achievement of a threshold, target, or maximum  level
    would  result in the award of the number of units indicated  in  the
    respective  column.   Achievement of a  level  between  these  three
    specified levels would result in the award of a number of units calculated by means of interpolation.

                          Pension Plan Tables

Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy

                     Retirement Income Plan Table

     Annual
    Covered                   Years of Service
  Compensation     15           20     25           30        35
    $100,000  $22,500    $  30,000  $ 37,500  $ 45,000  $ 52,500
     200,000  45,000        60,000    75,000    90,000   105,000
     300,000  67,500        90,000   112,500   135,000   157,500
     400,000  90,000       120,000   150,000   180,000   210,000
     500,000  112,500      150,000   187,500   225,000   262,500
     650,000  146,250      195,000   243,750   292,500   341,250
     950,000  213,750      285,000   356,250   427,500   498,750

      All of the Named Executive Officers participate in a Retirement Income Plan, a defined benefit plan, that provides a benefit for employees at retirement from Entergy based upon (1) generally all years of service beginning at age 21 through termination, with a forty-year maximum, multiplied by (2) 1.5%, multiplied by (3) the final average compensation. Final average compensation is based on the highest consecutive 60 months of covered compensation in the last 120 months of service. The normal form of benefit for a single employee is a lifetime annuity and for a married employee is a 50% joint and survivor annuity. Other actuarially equivalent options are available to each retiree. Retirement benefits are not subject to any deduction for Social Security or other offset amounts. The amount of the Named Executive Officers' annual compensation covered by the plan as of December 31, 2000, is represented by the salary column in the Summary Compensation Table above.

      The credited years of service under the Retirement Income Plan, as of December 31, 2000, for the following Named Executive Officers is as follows: Ms. Conley 1; Mr. Domino 30; Mr. Gallaher 31; Mr. Jackson 21; Mr. Leonard 2; Mr. McDonald 18; Mr. Packer 18; Ms. Shanks 17; Mr. Wright 31; and Mr. Yelverton 21. The credited years of service under the Retirement Income Plan, as of December 31, 2000 for the following Named Executive Officers, as a result of entering into supplemental retirement agreements, is as follows: Mr. Hintz 29 and Mr. Wilder 17.

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

      In addition to the Retirement Income Plan discussed above, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy participate in the Supplemental Retirement Plan of Entergy Corporation and Subsidiaries and the Post-Retirement Plan of Entergy Corporation and Subsidiaries. Participation is limited to one of these two plans and is at the invitation of Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy. The participant may receive from the appropriate Entergy company a monthly benefit payment not in excess of .025 (under the Supplemental Retirement Plan) or .0333 (under the Post-Retirement
Plan) times the participant's average basic annual salary (as defined in the plans) for a maximum of 120 months. Mr. Hintz, Mr. Packer and Mr. Yelverton have entered into a Supplemental Retirement Plan participation contract, and Mr. Gallaher, Mr. Jackson, and Mr. Wright have entered into Post-Retirement Plan participation contracts. Current estimates indicate that the annual payments to each Named
Executive Officer under the above plans would be less than the payments to that officer under the System Executive Retirement Plan discussed below.

              System Executive Retirement Plan Table (1)

    Annual
   Covered                      Years of Service
 Compensation    10            15        20         25           30+
 $ 200,000      $60,000    $90,000    $100,000     $110,000    $120,000
   300,000       90,000    135,000     150,000      165,000     180,000
   400,000      120,000    180,000     200,000      220,000     240,000
   500,000      150,000    225,000     250,000      275,000     300,000
   600,000      180,000    270,000     300,000      330,000     360,000
   700,000      210,000    315,000     350,000      385,000     420,000
 1,000,000      300,000    450,000     500,000      550,000     600,000


(1) Covered  pay  includes the average of the highest  three  years  of annual base pay and incentive awards earned by the executive during the ten years immediately preceding his retirement. Benefits shown are based on a target replacement ratio of 50% based on the years of service and covered compensation shown. The benefits for 10, 15, and 20 or more years of service at the 45% and 55% replacement levels would decrease (in the case of 45%) or increase (in the case of 55%) by the following percentages: 3.0%, 4.5%, and 5.0%, respectively.

      In 1993, Entergy Corporation adopted the System Executive Retirement Plan (SERP). This plan was amended in 1998. Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy are participating employers in the SERP. The SERP is an unfunded defined benefit plan offered at retirement to certain senior executives, which would currently include all the Named Executive Officers. Participating executives choose, at retirement, between the retirement benefits paid under provisions of the SERP or those payable under the Supplemental Retirement Plan or the Post-Retirement Plan discussed above. The plan was amended in 1998 to provide that covered pay is the average of the highest three years annual base pay and incentive awards earned by the executive during the ten years immediately preceding his retirement. Benefits paid under the SERP are calculated by multiplying the covered pay times target pay replacement ratios (45%, 50%, or 55%, dependent on job rating at retirement) that are attained, according to plan design, at 20 years of credited service. The target ratios are increased by 1% for each year of service over 20 years, up to a maximum of 30 years of service. In accordance with the SERP formula, the target ratios are reduced for each year of service below 20 years. The credited years of service under this plan are identical to the years of service for Named Executive Officers (other than Mr. Jackson, Mr. Thompson, and Mr. Yelverton) disclosed above in the section entitled "Pension Plan Tables-Retirement Income Plan Table". Mr. Jackson, Mr. Thompson, and Mr. Yelverton have 27 years, 19 years, and 31 years, respectively, of credited service under this plan.

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

      Upon completion of the merger with FPL Group, benefits already accrued under Entergy's System Executive Retirement Plan, Post-Retirement Plan, Supplemental Retirement Plan and Pension Equalization Plan will be funded in an irrevocable trust, the assets of which may be used only to pay benefits under such plans and become fully vested if the participant is involuntarily terminated without "cause" or terminates employment for "good reason" (as such terms are, respectively, defined in such plans), and (b) all amounts credited to participants' accounts under Entergy's Deferred Compensation Plan will be funded in an irrevocable trust, the assets of which may be used only to pay amounts under such agreements (unless Entergy becomes insolvent, in which case the assets in the trust will be available to satisfy the claims of creditors) (a "rabbi trust").

                       Compensation of Directors

      For information regarding compensation of the directors of Entergy Corporation, see the Proxy Statement under the heading "Director Compensation", which information is incorporated herein by reference. Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy currently have no non-employee directors, and none of the current directors of these companies are compensated for their responsibilities as director.

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

  Executive Retention and Employment Agreements and Change-in-Control
                             Arrangements

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

Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy

     In connection with the proposed merger between Entergy and FPL Group, Inc., Entergy has entered into retention agreements with its executive officers. In addition, WCB Holding Corp., a new company formed by Entergy and FPL Group, has entered into an employment agreement with Mr. Leonard.

Retention Agreement with Mr. Leonard - Entergy has entered into a retention agreement with Mr. Leonard which provides that upon a termination of employment prior to the earlier to occur of the termination of the merger agreement with FPL Group or the effective date of the employment agreement between Mr. Leonard and WCB Holding (see "Employment Agreement with Mr. Leonard" below) (a) by Entergy without "cause" or by Mr. Leonard for "good reason", as such terms are defined in the agreement, other than a termination of employment described in the next paragraph, or (b) by reason of Mr. Leonard's death or disability:

  o Entergy will pay to him a lump sum cash severance payment equal to three times the sum of Mr. Leonard's base salary and target annual incentive award;

  o Entergy will pay to him a pro rata annual incentive award, based on an assumed maximum annual achievement of applicable performance goals;

  o his supplemental retirement benefit will fully vest, will be determined as if he had remained employed with Entergy until the attainment of age 55, and will commence upon his attainment of age 55;

  o he will be entitled to immediate payment of performance awards, based upon an assumed target achievement of applicable performance goals;

  o all of his stock options will become fully vested and will remain outstanding for their full ten-year term; and

  o Entergy will pay to him a "gross-up" payment in respect of any excise taxes he might incur.

      If Mr. Leonard's employment is terminated by Entergy prior to the earlier of completion of the merger with FPL Group or termination of the merger agreement with FPL Group upon the determination of the Board that for reasons other than "cause" and in the best interests of Entergy's shareholders in connection with the completion of the merger with FPL Group, it is necessary that Mr. Leonard no longer serve as Chief Executive Officer of Entergy:

  o Entergy will pay to him a lump sum severance payment equal to five times the sum of his base salary and maximum annual incentive award;

  o Entergy will pay to him a pro rata annual incentive award, based on an assumed maximum achievement of applicable performance goals;

  o his supplemental retirement benefit will fully vest, will be determined as if he had remained employed with Entergy until the attainment of age 55, and will commence upon his attainment of age 55;

  o he will be entitled to immediate payment of performance awards, based upon an assumed maximum achievement of applicable performance goals;

  o all of his stock options will become fully vested and will remain outstanding for their full ten-year term; and

  o Entergy will pay to him a "gross-up" payment in respect of any excise taxes he might incur.

     If Mr. Leonard's employment is terminated by Entergy for "cause" at any time, or by Mr. Leonard without "good reason" and without Entergy's permission prior to his attainment of age 55, Mr. Leonard will forfeit his supplemental retirement benefit. If Mr. Leonard's employment is terminated by Mr. Leonard without "good reason" with the Entergy's permission prior to his attainment of age 55, Mr. Leonard will be entitled to a supplemental retirement benefit, reduced by 6.5% for each year that the termination date precedes his attainment of age 55, payable commencing upon Mr. Leonard's attainment of age 62. If Mr. Leonard's employment is terminated by Mr. Leonard without "good reason" following his attainment of age 55, Mr. Leonard will be entitled to his full supplemental retirement benefit. The amounts payable under the agreement will be funded in a rabbi trust.

      Additionally, the Board of Directors has approved a grant to Mr. Leonard of 200,000 restricted stock units pursuant to Entergy's Equity Ownership Plan. 50,000 of the restricted stock units (without dividends) will vest on each of December 31, 2001, December 31, 2002, December 31, 2003 and December 31, 2004. In addition, the restricted stock units will vest upon the termination of Mr. Leonard's employment by Entergy without "cause" or by Mr. Leonard for "good reason" (as defined in the retention agreement between Mr. Leonard and Entergy).

Retention Agreement with Mr. Gallaher - Entergy has entered into a retention agreement with Mr. Gallaher which provides that upon termination of employment prior to the earlier of the termination of the merger agreement with FPL Group or the second anniversary of the completion of the merger with FPL Group (a) by Mr. Gallaher for "good reason" or by Entergy without "cause", as such terms are defined in the agreement or (b) by reason of Mr. Gallaher's death or disability:

  o Entergy will pay to him a lump sum cash severance payment equal to four times the sum of his base salary and maximum annual incentive award;

  o Entergy will pay to him a pro rata annual incentive award, based on an assumed maximum achievement of applicable performance goals;

  o he will be entitled to immediate payment of performance awards, based upon an assumed maximum achievement of applicable performance goals;

  o all of his stock options will become fully vested and will remain outstanding for their full ten-year term;

  o he may elect to receive either a lump sum supplemental retirement benefit equal to $3.8 million or the benefit he would have earned under the terms of the SERP applicable to individuals who became participants on or after March 25, 1998;

  o Entergy will pay to him a "gross-up" payment in respect of any excise taxes he might incur; and

  o the amounts payable under the agreement will be funded in a rabbi trust.

Retention agreement with Mr. Hintz - Entergy has entered into a retention agreement with Mr. Hintz which provides that Mr. Hintz will be paid an initial retention payment of approximately $2.8 million on the date on which the merger with FPL Group is completed and an additional retention payment of approximately $2.3 million on the second anniversary of the completion of the merger with FPL Group if he remains employed on each of those dates. The agreement also provides that upon termination of employment prior to the earlier of the termination of the merger agreement with FPL Group or the second anniversary of the completion of the merger with FPL Group (a) by Mr. Hintz for "good reason" or by Entergy without "cause", as such terms are defined in the agreement or (b) by reason of Mr. Hintz's death or disability:

  o Entergy will pay to him a lump sum cash severance payment equal to $2.8 million if such termination occurs prior to completion of the merger of FPL Group or equal to $2.3 million if such termination occurs following completion of the merger with FPL Group;

  o Entergy will pay to him a pro rata annual incentive award, based on an assumed maximum achievement of applicable performance goals, if such termination occurs following completion of the merger with FPL Group;

  o he will be entitled to immediate payment of performance awards based upon an assumed target achievement of applicable performance goals, if such termination occurs prior to completion of the merger, or based upon an assumed maximum achievement of applicable performance goals, if such termination occurs following completion of the merger with FPL Group;

  o all of his stock options will become fully vested and will remain outstanding for their full ten-year term;

  o he will be entitled to receive a supplemental retirement benefit that, when combined with Mr. Hintz's SERP benefit, equals the benefit he would have earned under the terms of the SERP as in effect immediately prior to March 25, 1998;

  o Entergy will pay to him a "gross-up" payment in respect of any excise taxes he might incur; and

  o the amounts payable under the agreement will be funded in a rabbi trust.

Retention Agreement with Mr. Jackson - Entergy has entered into a retention agreement with Mr. Jackson which provides that upon termination of employment (a) by him for "good reason" or by Entergy without "cause", as such terms are defined in the agreement, or by reason of his death or disability, in each case prior to the earlier of completion of the merger with FPL Group or termination of the merger agreement with FPL Group or (b) for any reason following completion of the merger with FPL Group:

  o Entergy will pay to him a lump sum cash severance payment equal to four times the sum of his base salary and maximum annual incentive award;

  o Entergy will pay to him a pro rata annual incentive award, based on an assumed maximum achievement of applicable performance goals;

  o Entergy will pay to him a "gross-up" payment in respect of any excise taxes he might incur;

  o he will be entitled to immediate payment of performance awards, based upon an assumed maximum achievement of applicable performance goals;

  o he may elect to receive either a lump sum supplemental retirement benefit equal to (a) $4.3 million or (b) the benefit that he would have earned under the terms of the SERP applicable to individuals who became participants on or after March 25, 1998;

  o all of his stock options will become fully vested and will remain outstanding for their full ten-year term; and

  o the amounts payable under the agreements will be funded in a rabbi trust.

Retention Agreement with Mr. Wilder - Entergy has entered into a retention agreement with Mr. Wilder which provides that upon termination of employment (a) by Mr. Wilder for "good reason" or by Entergy without "cause", as such terms are defined in the agreement, in each case prior to the termination of the merger agreement with FPL Group or prior to the second anniversary of the completion  of  the  merger  with FPL  Group,(b)  by  reason  of  Mr.
Wilder's death or disability prior to the termination of the merger agreement with FPL Group or prior to the second anniversary of the completion of the merger with FPL Group or (c) for any reason following the second anniversary of the completion of the merger with FPL Group:

  o Entergy will pay to him a lump sum cash severance payment equal to four times the sum of the his base salary and maximum annual incentive award;

  o Entergy will pay to him a pro rata annual incentive award, based on an assumed maximum achievement of applicable performance goals;

  o except in the case of a termination by reason of death or disability, he will continue to be employed as a Special Project Coordinator at an annual base salary of $200,000, and will continue to participate in all of Entergy's benefit plans, until the earliest of (a) his attainment of age 55 (at which time he will be deemed eligible to retire under Entergy's plans then in effect), (b) his employment with a company listed in the Fortune Global 500 Index or (c) his employment with any company that has a conflict of interest policy that would prohibit his continued employment with Entergy;

  o Entergy will credit him with 15 additional years of service under Entergy's supplemental retirement plan and he may elect to receive either (a) approximately $1.9 million in a cash lump sum in full settlement of all nonqualified retirement benefits or (b) the benefit that he would have earned under the terms of the SERP applicable to individuals who became participants on or after March 25, 1998 (which amount he may elect to receive upon completion of the merger with FPL Group);

  o he will be entitled to immediate payment of performance awards, based upon an assumed maximum achievement of applicable performance goals;

  o all of his stock options will become fully vested and will remain outstanding for their full ten-year term; and

  o Entergy will pay to him a "gross-up" payment in respect of any excise taxes he might incur.

     If Mr. Wilder terminates his employment for any reason following shareholder approval of the merger with FPL Group but prior to the completion of the merger, Entergy will pay to him a lump sum cash severance payment equal to three times the sum of his base salary and target annual incentive award and a "gross-up" payment in respect of any excise taxes he might incur.

      If Mr. Wilder terminates employment without good reason and other than on account of death or disability, on or after the completion of the merger and before the second anniversary of the completion of the merger with FPL Group:

  o Entergy will pay to him a lump sum cash severance payment equal to three times the sum of his base salary and target annual incentive award;

  o Entergy will pay to him a pro rata annual incentive award, based on an assumed maximum achievement of applicable performance goals;

  o he will continue to be employed as a Special Project Coordinator at an annual base salary of $200,000, and will continue to participate in all of Entergy's benefit plans, until the earliest of (a) his attainment of age 55 (at which time he will be deemed eligible to retire under Entergy's plans then in effect), (b) his employment with a company listed in the Fortune Global 500 Index or (c) his employment with any company that has a conflict of interest policy that would prohibit his continued employment with Entergy;

  o Entergy will credit him with 15 additional years of service under Entergy's supplemental retirement plan and he may elect to receive either (a) approximately $1.9 million in a cash lump sum in full settlement of all nonqualified retirement benefits or (b) the benefit that he would have earned under the terms of the SERP applicable to individuals who became participants on or after March 25, 1998 (which amount he may elect to receive upon completion of the merger with FPL Group);

  o he will be entitled to immediate payment of performance awards, based upon an assumed target achievement of applicable performance goals;

  o all of his stock options will become fully vested and will remain outstanding for their full ten-year term;

  o Entergy will pay to him a "gross-up" payment in respect of any excise taxes he might incur; and

  o the amounts payable under the agreement will be funded in a rabbi trust.

Retention Agreement with Mr. Yelverton - Entergy has entered into a retention agreement with Mr. Yelverton which provides that he will be paid cash retention payments of $680,000 on each of the first three anniversaries of the completion of the merger with FPL Group if he remains employed on each of those dates. The agreement also provides that upon termination of employment prior to the earlier of the termination of the merger agreement or the third anniversary of the completion of the merger with FPL Group (a) by Mr. Yelverton for "good reason" or by Entergy without "cause", as such terms are defined in the agreement or (b) by reason of Mr. Yelverton's death or disability:

  o Entergy will pay him a lump sum cash severance payment equal to the remaining unpaid portion of the cash retention payments;

  o he will be entitled to immediate payment of performance awards, based upon an assumed target achievement of applicable performance goals;

  o all of his stock options will become fully vested and will remain outstanding for their full ten-year term;

  o Entergy will pay to him a "gross-up" payment in respect of any excise taxes he might incur; and

  o the amounts payable under the agreement will be funded in a rabbi trust.

Employee Retention Bonus Plan - Ms. Conley, Mr. Domino, Mr. McDonald, Mr. Packer and Ms. Shanks are participants in the Employee Retention Bonus Plan of Entergy and its Subsidiaries. Under the Plan, he or she will be paid (a) on the date on which the merger with FPL Group is completed, an initial retention payment of one time his or her annual base salary and (b) on the first anniversary of the completion of the merger with FPL Group, an additional retention payment of one time his or her annual base salary. Each of them must remain employed on each of those dates and satisfy certain other conditions. Upon termination of employment by any of them for "good reason" or by Entergy without "cause", as such terms are defined in the Plan,
(a) if prior to closing of the merger with FPL Group, then he or she would receive both payments on date on which the merger is completed, or (b) if after the closing of the merger with FPL Group, he or she would receive the remaining payment upon termination of employment. In the event of death or disability before the closing of the merger with FPL Group, each of them or their beneficiary would receive one time his or her annual base salary and in the event of death or disability after the closing of the merger with FPL Group, each of them or their beneficiary would receive the remaining payment. If the merger is terminated, each of them would receive one-half of his or her annual base salary.

Employment Agreement with Mr. Leonard - WCB Holding has entered into an employment agreement with Mr. Leonard pursuant to which Mr. Leonard will serve as Chief Executive Officer and President of WCB Holding. Pursuant to WCB Holding's By-laws, during a specified period following the consummation of the merger with FPL Group (until the earlier of (a) a vacancy on WCB Holding's Board of Directors with respect to a director designated by FPL Group which follows the first anniversary of the consummation of the merger and (b) the third annual shareholder meeting of WCB Holding which occurs following the calendar year in which the merger is consummated), Mr. Leonard may be removed or replaced from his positions with WCB Holding (and any person other than Mr. Leonard may be elected to such positions) only upon the affirmative vote of at least two-thirds of WCB Holding's entire Board of Directors. The agreement is for an initial three-year term commencing upon consummation of the merger with FPL Group, with opportunity for extension. The agreement also provides the following:

  o During the first year following the merger, Mr. Leonard's compensation will be determined by the compensation committee of the WCB Holding Board of Directors based on competitive practices for the chief executive officer of companies of comparable size and standing, but in no event will Mr. Leonard's base salary, annual incentive compensation, long-term incentives, fringe benefits, and eligibility to participate in all savings and retirement plans, practices, policies and programs be less favorable than that of Mr. Broadhead, currently Chairman and Chief Executive Officer of FPL Group, and also designated to be the Chairman of the Board of WCB Holdings. Mr. Broadhead's annual base salary will be no less than $1,050,000, his annual incentive compensation target will be no less than 75% of base salary, and his long-term incentive compensation target will be no less than 185% of base salary.

  o Thereafter, Mr. Leonard's base salary and additional compensation will be reviewed by the compensation committee of WCB Holding for possible increase at least annually during the term of his employment.

  o Mr. Leonard will participate in supplemental executive plans, agreements and arrangements such that the aggregate value of retirement benefits available to Mr. Leonard and his beneficiaries at the end of his employment with WCB Holding will not be less than that to which he would have been entitled had he remained in Entergy's employment for the same period of time under his current arrangements with Entergy.

      If Mr. Leonard's employment is involuntarily terminated without "cause" or if he terminates for "good reason", as such terms are defined in his employment agreement, Mr. Leonard will be entitled to receive, in lieu of benefits, a cash severance payment equal to three times the sum of his Annual Base Salary and Highest Bonus, as such terms are defined in the agreement, continued benefits for three additional years, certain additional benefits and a "gross-up" payment in respect of any excise taxes he might incur.


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

Item  12.   Security  Ownership  of  Certain  Beneficial  Owners   and
Management

      Entergy Corporation owns 100% of the outstanding common stock of registrants Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy. The information with respect to persons known by Entergy Corporation to be beneficial owners of more than 5% of Entergy Corporation's outstanding common stock is included under the heading "Stockholders Who Own at Least Five Percent" in the Proxy Statement, which information is incorporated herein by reference. Other than the Merger Agreement with FPL Group, the registrants know of no contractual arrangements that may, at a subsequent date, result in a change in control of any of the registrants.

      As of December 31, 2000, the directors, the Named Executive Officers, and the directors and officers as a group for Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy, respectively, beneficially owned directly or indirectly common stock of Entergy Corporation as indicated:

                                       Entergy Corporation
                                          Common Stock
                                       Amount and Nature of
                                      Beneficial Ownership(a)
                                    Sole Voting
                                       and              Other
                                    Investment      Beneficial
                   Name               Power         Ownership(c)

      Entergy Corporation
      Maureen S. Bateman*               300               -
      W. Frank Blount*                6,834               -
      George W. Davis*                1,500               -
      Norman C. Francis*              2,500               -
      Frank F. Gallaher**             7,640          24,166
      Donald C. Hintz**               3,536         119,000
      Jerry D. Jackson**             22,960          11,719
      J. Wayne Leonard***            13,065          85,000
      Robert v.d. Luft*              15,052          85,000
      Kathleen A. Murphy*             1,300(b)            -
      Paul W. Murrill*                2,704               -
      James R. Nichols*               8,859               -
      William A. Percy, III*            550               -
      Dennis H. Reilley*                600               -
      Wm. Clifford Smith*             9,485               -
      Bismark A. Steinhagen*          9,647               -
      C. John Wilder**                9,017          17,500
      All directors and executive
        officers                    137,171         367,326

                                      Entergy Corporation
                                          Common Stock
                                      Amount and Nature of
                                     Beneficial Ownership(a)
                                    Sole Voting
                                        and          Other
                                    Investment     Beneficial
                   Name               Power       Ownership(c)

      Entergy Arkansas
      Donald C Hintz***                3,536        119,000
      Jerry D. Jackson***             22,960         11,719
      J. Wayne Leonard**              13,065         85,000
      Hugh T. McDonald***              3,475          4,899
      C. John Wilder***                9,017         17,500
      Thomas J. Wright**(d)           15,332(b)       6,332
      All directors and executive
        officers                     105,303        281,224


      Entergy Gulf States
      E. Renae Conley***                 220          2,500
      Joseph F. Domino***              6,917          5,995
      Frank F. Gallaher**              7,640         24,166
      Donald C. Hintz***               3,536        119,000
      Jerry D. Jackson***(d)          22,960         11,719
      J. Wayne Leonard**              13,065         85,000
      C. John Wilder***                9,017         17,500
      All directors and executive
        officers                     104,687        284,238


      Entergy Louisiana
      E. Renae Conley***                 220          2,500
      Frank F. Gallaher**              7,640         24,166
      Donald C. Hintz***               3,536        119,000
      Jerry D. Jackson***(d)          22,960         11,719
      J. Wayne Leonard**              13,065         85,000
      C. John Wilder***                9,017         17,500
      All directors and executive
        officers                      97,020        278,243

                                      Entergy Corporation
                                          Common Stock
                                      Amount and Nature of
                                    Beneficial Ownership(a)
                                    Sole Voting
                                        and          Other
                                    Investment     Beneficial
                   Name               Power       Ownership(c)

      Entergy Mississippi
      Donald C. Hintz***               3,536        119,000
      Jerry D. Jackson***             22,960         11,719
      J. Wayne Leonard**              13,065         85,000
      Carolyn C. Shanks***             3,708              -
      C. John Wilder***                9,017         17,500
      All directors and executive
        officers                      89,639        269,993


      Entergy New Orleans
      Donald C. Hintz***               3,536        119,000
      Jerry D. Jackson***             22,960         11,719
      J. Wayne Leonard**              13,065         85,000
      Daniel F. Packer***              2,858          5,583
      C. John Wilder***                9,017         17,500
      All directors and executive
        officers                      86,470        275,576

      System Energy
      Donald C. Hintz***               3,536        119,000
      Jerry D. Jackson**              22,960         11,719
      J. Wayne Leonard**              13,065         85,000
      C. John Wilder***                9,017         17,500
      Jerry W. Yelverton***            8,349         24,716
      All directors and executive
        officers                      72,639        270,543


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

(b) Includes 1,000 shares for Ms. Murphy in which she has joint ownership. Includes 5,171 shares for Mr. Wright in which he has joint ownership and 1,793 shares in which he has custodial ownership.

(c) Other Beneficial Ownership includes, for the Named Executive Officers, shares of Entergy Corporation common stock in the form of unexercised stock options awarded pursuant to the Equity Ownership Plan.

(d) Mr. Wright is the former Chief Executive Officer and a former director of Entergy Arkansas. Mr. Jackson is the former Chief Executive Officer of Entergy Gulf States, LA and Entergy Louisiana.


Item 13.  Certain Relationships and Related Transactions

      During 2000, T. Baker Smith & Son, Inc. performed land-surveying services for, and received payments of approximately $427,014 from Entergy companies. Mr. Wm. Clifford Smith, a director of Entergy Corporation, is President of T. Baker Smith & Son, Inc. Mr. Smith's children own 100% of the voting stock of T. Baker Smith & Son, Inc.

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

                                PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
8-K

(a)1. Financial Statements and Independent Auditors' Reports for Entergy, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy are listed in the Index to Financial Statements (see pages 41 and 42)

(a)2. Financial Statement Schedules

      Reports   of  Independent  Accountants  on  Financial  Statement
      Schedules (see page 241)

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

      Entergy Corporation

      A Current Report on Form 8-K, dated December 15, 2000, was filed with the SEC on December 15, 2000, reporting information under Item 5. "Other Events" and Item 7. "Financial Statements, Pro Forma Financial Statements and Exhibits".

      Entergy Corporation

      A Current Report on Form 8-K, dated January 9, 2001, was filed with the SEC on January 9, 2001, reporting information under
      Item 7. "Financial Statements, Pro Forma Financial Statements and Exhibits" and Item 9. "Regulation FD Disclosure".

      Entergy Corporation

      A Current Report on Form 8-K, dated February 1, 2001, was filed with the SEC on February 1, 2001, reporting information under
      Item 7. "Financial Statements, Pro Forma Financial Statements and Exhibits" and Item 9. "Regulation FD Disclosure".

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

                                      Date: March 16, 2001


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.


      Signature                      Title                 Date




   /s/ Nathan E. Langston
      Nathan E. Langston    Vice President and Chief  March 16, 2001
                               Accounting Officer
                         (Principal Accounting Officer)




     J. Wayne Leonard (Chief Executive Officer and Director; Principal Executive Officer); Robert v.d. Luft (Chairman of the Board and Director); C. John Wilder (Executive Vice President and Chief Financial Officer; Principal Financial Officer); Maureen S. Bateman, W. Frank Blount, George W. Davis, Norman C. Francis, Thomas F. McLarty, III, Kathleen A. Murphy, Paul W. Murrill, James R. Nichols, William A. Percy, II, Dennis H. Reilley, Wm. Clifford Smith, and Bismark A. Steinhagen (Directors).



By: /s/ Nathan E. Langston                    March 16, 2001
 (Nathan E. Langston, Attorney-in-fact)

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

                                      Date: March 16, 2001


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.


          Signature                  Title                 Date




    /s/ Nathan E. Langston
      Nathan E. Langston    Vice President and Chief  March 16, 2001
                               Accounting Officer
                         (Principal Accounting Officer)




     Hugh T. McDonald (Chairman of the Board, President, Chief Executive Officer, and Director; Principal Executive Officer); C. John Wilder (Executive Vice President, Chief Financial Officer, and Director; Principal Financial
     Officer);   Donald   C.  Hintz  and  Jerry   D.   Jackson
     (Directors).



By: /s/ Nathan E. Langston                        March 16, 2001
(Nathan E. Langston, Attorney-in-fact)

                       ENTERGY GULF STATES, INC.

                              SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.


                                      ENTERGY GULF STATES, INC.



                                      By /s/ Nathan E. Langston
                                      Nathan E. Langston, Vice President
                                      and Chief Accounting Officer

                                      Date: March 16, 2001



      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.


      Signature                      Title                 Date




   /s/ Nathan E. Langston
      Nathan E. Langston    Vice President and Chief  March 16, 2001
                              Accounting Officer
                         (Principal Accounting Officer)




     Joseph F. Domino (Chairman of the Board, President, Chief Executive Officer-Texas, and Director; Principal Executive Officer); E. Renae Conley (President, Chief Executive
     Officer-Louisiana,   and   Director;  Principal  Executive
     Officer); C. John Wilder  (Executive Vice President, Chief
     Financial  Officer,  and   Director;  Principal  Financial
     Officer); Donald C. Hintz and Jerry D. Jackson (Directors).



By: /s/ Nathan E. Langston                        March 16, 2001
(Nathan E. Langston, Attorney-in-fact)

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

                                      Date: March 16, 2001


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.


          Signature                  Title                 Date




   /s/ Nathan E. Langston
      Nathan E. Langston    Vice President and Chief  March 16, 2001
                              Accounting Officer
                         (Principal Accounting Officer)




     E. Renae Conley (Chairman of the Board, President, Chief Executive Officer, and Director; Principal Executive Officer); C. John Wilder (Executive Vice President, Chief Financial Officer, and Director; Principal Financial
     Officer);   Donald   C.  Hintz  and  Jerry   D.   Jackson
     (Directors).




By: /s/ Nathan E. Langston                         March 16, 2001
(Nathan E. Langston, Attorney-in-fact)

                       ENTERGY MISSISSIPPI, INC.

                              SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

                                      ENTERGY MISSISSIPPI, INC.



                                      By  /s/ Nathan E. Langston
                                      Nathan E. Langston, Vice President
                                      and Chief Accounting Officer

                                      Date: March 16, 2001


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.


          Signature                  Title                 Date




    /s/ Nathan E. Langston
      Nathan E. Langston    Vice President and Chief  March 16, 2001
                              Accounting Officer
                         (Principal Accounting Officer)




     Carolyn C. Shanks (Chairman of the Board, President, Chief Executive Officer, and Director; Principal Executive Officer); C. John Wilder (Executive Vice President, Chief Financial Officer, and Director; Principal Financial Officer); Donald C. Hintz and Jerry
     D. Jackson (Directors).




By: /s/ Nathan E. Langston                          March 16, 2001
(Nathan E. Langston, Attorney-in-fact)

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

                                      Date: March 16, 2001


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.


          Signature                  Title                 Date




    /s/ Nathan E. Langston
      Nathan E. Langston    Vice President and Chief  March 16, 2001
                              Accounting Officer
                         (Principal Accounting Officer)




     Daniel F. Packer (Chairman of the Board, President, Chief Executive Officer, and Director; Principal Executive Officer); C. John Wilder (Executive Vice President, Chief Financial Officer, and Director; Principal Financial
     Officer);   Donald   C.  Hintz  and  Jerry   D.   Jackson
     (Directors).




By: /s/ Nathan E. Langston                             March 16, 2001
(Nathan E. Langston, Attorney-in-fact)

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

                                      Date: March 16, 2001


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.


          Signature                  Title                 Date




    /s/ Nathan E. Langston
      Nathan E. Langston    Vice President and Chief  March 16, 2001
                              Accounting Officer
                         (Principal Accounting Officer)




     Jerry W. Yelverton (Chairman of the Board, President, Chief Executive Officer, and Director; Principal Executive Officer); C. John Wilder (Executive Vice President, Chief Financial Officer, and Director; Principal Financial Officer); and Donald C. Hintz (Director).




By: /s/ Nathan E. Langston                         March 16, 2001
(Nathan E. Langston, Attorney-in-fact)

                                               EXHIBIT 23(a)


              CONSENT OF INDEPENDENT ACCOUNTANTS



We hereby consent to the incorporation by reference in Post-Effective Amendment Nos. 2, 3, 4A, and 5A on Form S-8 and their related prospectuses to the registration statement on Form S-4 (No. 33-54298), the registration statements on Form S-8 (Nos. 333-75097 and 333-55692) and the registration statements and related prospectuses on Form S-3 (Nos. 333-02503 and 333-22007) of Entergy Corporation of our reports dated February 1, 2001, relating to the financial statements and financial statement schedules, which appear in this Form 10-K.

We hereby consent to the incorporation by reference in the registration statements and the related prospectuses on Form S-3 (Nos. 33-50289, 333-00103, 333-05045 and 333-39018) of
Entergy Arkansas, Inc. of our reports dated February 1, 2001, relating to the financial statements and financial statement schedule, which appear in this Form 10-K.

We hereby consent to the incorporation by reference in the registration statements and the related prospectuses on Form S-3 (Nos. 33-49739, 33-51181 and 333-60957), on Form S-8 (Nos. 2-
76551  and 2-98011) and on Form S-2 (No. 333-17911), of Entergy
Gulf States, Inc. of our reports dated February 1, 2001, relating to the financial statements and financial statement schedule, which appear in this Form 10-K.

We hereby consent to the incorporation by reference in the registration statements and the related prospectuses on Form S-3 (Nos. 33-46085, 33-39221, 33-50937, 333-00105, 333-01329, 333-
03567 and 333-93683) of Entergy Louisiana, Inc. of our reports dated February 1, 2001, relating to the financial statements and financial statement schedule, which appear in this Form 10-K.

We hereby consent to the incorporation by reference in the registration statements and the related prospectuses on Form S-3 (Nos. 33-53004, 33-55826, 33-50507, 333-64023 and 333-53554)
of Entergy Mississippi, Inc. of our reports dated February 1, 2001, relating to the financial statements and financial statement schedule, which appear in this Form 10-K.

We hereby consent to the incorporation by reference in the registration statements and the related prospectuses on Form S-3 (Nos. 33-57926, 333-00255 and 333-95599) of Entergy New
Orleans, Inc. of our reports dated February 1, 2001, relating to the financial statements and financial statement schedule, which appear in this Form 10-K.

We hereby consent to the incorporation by reference in the registration statements and the related prospectuses on Form S-3 (Nos. 33-47662, 33-61189 and 333-06717) of System Energy
Resources, Inc. of our report dated February 1, 2001, relating to the financial statements, which appears in this Form 10-K.



PricewaterhouseCoopers LLP

New Orleans, Louisiana
March 14, 2001

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


PricewaterhouseCoopers LLP

New Orleans, Louisiana
February 1, 2001

                INDEX TO FINANCIAL STATEMENT SCHEDULES


Schedule                                                         Page

 I        Financial Statements of Entergy Corporation:
            Statements of Income - For the Years Ended
               December 31, 2000, 1999, and 1998                   S-2
            Statements of Cash Flows - For the Years Ended
               December 31, 2000, 1999, and 1998                   S-3
            Balance Sheets, December 31, 2000 and 1999             S-4
            Statements of Retained Earnings, Comprehensive Income,
               and Paid-In Capital for the Years Ended
               December 31, 2000, 1999, and 1998                   S-5
 II       Valuation and Qualifying Accounts
            2000, 1999 and 1998:
               Entergy Corporation and Subsidiaries                S-6
               Entergy Arkansas, Inc.                              S-7
               Entergy Gulf States, Inc.                           S-8
               Entergy Louisiana, Inc.                             S-9
               Entergy Mississippi, Inc.                           S-10
               Entergy New Orleans, Inc.                           S-11



      Schedules other than those listed above are omitted because they are not required, not applicable, or the required information is shown in the financial statements or notes thereto.

      Columns have been omitted from schedules filed because the information is not applicable.

                           ENTERGY CORPORATION

         SCHEDULE I - FINANCIAL STATEMENTS OF ENTERGY CORPORATION
                          STATEMENTS OF INCOME

                                          For the Years Ended December 31,
                                            2000        1999        1998
                                                   (In Thousands)

Income:
  Equity in income of subsidiaries         $698,243    $651,977    $822,758
  Interest on temporary investments          12,273       5,703       2,536
                                           --------    --------    --------
        Total                               710,516     657,680     825,294
                                           --------    --------    --------

Expenses and Other Deductions:
  Administrative and general expenses        25,146      85,815      77,296
  Income taxes (credit)                     (15,212)     12,524      (6,847)
  Taxes other than income                       661         739       1,325
  Interest                                   20,627       6,143      14,451
                                           --------    --------    --------
        Total                                31,222     105,221      86,225
                                           --------    --------    --------

Net Income                                 $679,294    $552,459    $739,069
                                           ========    ========    ========

See Entergy Corporation and Subsidiaries Notes to Financial
Statements in Part II, Item 8.


                          ENTERGY CORPORATION

         SCHEDULE I - FINANCIAL STATEMENTS OF ENTERGY CORPORATION
                         STATEMENTS OF CASH FLOWS

                                                                  Year to Date December 31,
                                                                2000        1999        1998
                                                                       (In Thousands)
Operating Activities:
  Net income                                                   $679,294    $552,459   $739,069
  Noncash items included in net income:
    Equity in earnings of subsidiaries                         (698,243)   (651,977)  (822,758)
    Deferred income taxes                                        (9,014)    (15,237)    (1,997)
    Depreciation                                                    962       1,438      2,069
  Changes in working capital:
    Receivables                                                   2,013         198    (21,033)
    Payables                                                    (13,822)     17,256        357
    Other working capital accounts                               98,489     (83,711)    26,683
  Common stock dividends received from subsidiaries             314,300     532,300    488,500
  Other                                                         (11,694)     68,276     36,948
                                                               --------    --------   --------
    Net cash flow provided by operating activities              362,285     421,002    447,838
                                                               --------    --------   --------

Investing Activities:
  Investment in subsidiaries                                    194,665     237,121    (96,383)
  Capital expenditures                                             (360)       (604)      (212)
  Other                                                          (1,000)      9,328          -
                                                               --------    --------   --------
    Net cash flow provided by (used in) investing activities    193,305     245,845    (96,595)
                                                               --------    --------   --------

Financing Activities:
  Changes in short-term borrowings                              267,000    (165,500)    99,500
  Advances to subsidiaries                                      (32,833)    (32,261)   (33,000)
  Common stock dividends paid                                  (271,019)   (291,483)  (373,441)
  Repurchase of common stock                                   (550,206)   (245,004)    (2,964)
  Issuance of common stock                                       41,908      15,320     19,340
                                                               --------    --------   --------
    Net cash flow used in financing activities                 (545,150)   (718,928)  (290,565)
                                                               --------    --------   --------

Net increase (decrease) in cash and cash equivalents             10,440     (52,081)    60,678

Cash and cash equivalents at beginning of period                 16,493      68,574      7,896
                                                               --------    --------   --------

Cash and cash equivalents at end of period                      $26,933     $16,493    $68,574
                                                               ========    ========   ========
See Entergy Corporation and Subsidiaries Notes to Financial Statements
in Part II, Item 8.

                             ENTERGY CORPORATION

          SCHEDULE I - FINANCIAL STATEMENTS OF ENTERGY CORPORATION
                                BALANCE SHEETS

                                                             December 31,
                                                          2000          1999
                                                            (In Thousands)
                       ASSETS
Current Assets:
  Cash and cash equivalents:
     Temporary cash investments - at cost,
        which approximates market                        $26,933       $16,493
                                                      ----------    ----------
          Total cash and cash equivalents                 26,933        16,493
  Accounts receivable:
    Associated companies                                 117,019       177,501
  Interest receivable                                        154            93
  Other                                                    1,858         1,937
                                                      ----------    ----------
           Total                                         145,964       196,024
                                                      ----------    ----------

Investment in Wholly-owned Subsidiaries                7,310,589     7,114,525
                                                      ----------    ----------

Deferred Debits and Other Assets                          58,571        50,357
                                                      ----------    ----------

           Total                                      $7,515,124    $7,360,906
                                                      ==========    ==========
        LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Notes payable                                         $387,000      $120,000
  Accounts payable:
    Associated companies                                   2,206         2,165
    Other                                                  3,964        17,786
  Taxes accrued                                           13,123         9,142
  Other current liabilities                               10,542         6,399
                                                      ----------    ----------
           Total                                         416,835       155,492
                                                      ----------    ----------

Deferred Credits and Noncurrent Liabilities               93,588        80,989
                                                      ----------    ----------

Shareholders' Equity:
  Common stock, $.01 par value, authorized
    500,000,000 shares; issued 248,094,614 shares
    in 2000 and 247,082,345 shares in 1999                 2,481         2,471
  Paid-in capital                                      4,660,483     4,636,163
  Retained earnings                                    3,190,640     2,786,467
  Cumulative foreign currency translation adjustment     (73,998)      (68,782)
  Less cost of treasury stock (28,490,031 shares in
    2000 and 8,045,434 shares in 1999)                   774,905       231,894
                                                      ----------    ----------
           Total common shareholders' equity           7,004,701     7,124,425
                                                      ----------    ----------

           Total                                      $7,515,124    $7,360,906
                                                      ==========    ==========
See Entergy Corporation and Subsidiaries Notes to
Financial Statements in Part II, Item 8.

                            ENTERGY CORPORATION

         SCHEDULE I - FINANCIAL STATEMENTS OF ENTERGY CORPORATION
  STATEMENTS OF RETAINED EARNINGS, COMPREHENSIVE INCOME,  AND PAID-IN CAPITAL


                                                                     For the Years Ended December 31,
                                                            2000                  1999                    1998
                                                                             (In Thousands)
              RETAINED EARNINGS
Retained Earnings - Beginning of period           $2,786,467             $2,526,888             $2,157,912

     Add  - Earnings applicable to common stock      679,294   $679,294     552,459  $552,459      739,069   $739,069

     Deduct:
        Dividends declared on common stock           275,929                294,352                369,498
        Capital stock and other expenses                (807)                (1,472)                   595
                                                  ----------             ----------             ----------
              Total                                  275,122                292,880                370,093
                                                  ----------             ----------             ----------

Retained Earnings - End of period                 $3,190,639             $2,786,467             $2,526,888
                                                  ==========             ==========             ==========




ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance at beginning of period                      ($68,782)              ($46,739)              ($69,817)
Foreign currency translation adjustments              (5,216)   (5,216)     (22,043)  (22,043)      23,078    23,078
                                                  ----------             ----------             ----------
Balance at end of period                            ($73,998)              ($68,782)              ($46,739)
                                                  ==========  --------   ==========  --------   ==========  --------
Comprehensive Income                                          $674,078               $530,416               $762,147
                                                              ========               ========               ========




               PAID-IN CAPITAL
Paid-in Capital - Beginning of period             $4,636,163             $4,630,609             $4,613,572

     Add:
       Common stock issuances related to stock plans  24,320                  5,554                 17,037
                                                  ----------             ----------             ----------
Paid-in Capital - End of period                   $4,660,483             $4,636,163             $4,630,609
                                                  ==========             ==========             ==========


See Entergy Corporation and Subsidiaries Notes to Financial
Statements in part II, item 8.

                    ENTERGY CORPORATION AND SUBSIDIARIES

               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                Years Ended December 31, 2000, 1999, and 1998
                              (In Thousands)

            Column A                Column B    Column C    Column D    Column E
                                                             Other
                                               Additions    Changes
                                                          Deductions
                                   Balance at                 from       Balance
                                    Beginning  Charged to  Provisions    at End
           Description              of Period    Income     (Note 1)    of Period
Year ended December 31, 2000
 Accumulated Provisions
  Deducted from Assets--
  Doubtful Accounts                    $9,507    $17,550     $17,110     $9,947
                                      =======    =======    ========  =========
 Accumulated Provisions Not
  Deducted from Assets:
  Property insurance                 $(33,267)   $66,866    $141,950  $(108,351)
  Injuries and damages (Note 2)        34,309     16,785      15,959     35,135
  Environmental                        37,793      9,084       9,694     37,183
                                      -------    -------    --------  ---------
     Total                            $38,835    $92,735    $167,603   $(36,033)
                                      =======    =======    ========  =========

Year ended December 31, 1999
 Accumulated Provisions
  Deducted from Assets--
  Doubtful Accounts                   $10,300    $19,349     $20,142     $9,507
                                      =======    =======    ========  =========
 Accumulated Provisions Not
  Deducted from Assets:
  Property insurance                 $(14,846)   $35,208     $53,629   $(33,267)
  Injuries and damages (Note 2)        28,162     25,162      19,015     34,309
  Environmental                        35,857     11,344       9,408     37,793
                                      -------    -------    --------  ---------
     Total                            $49,173    $71,714     $82,052    $38,835
                                      =======    =======    ========  =========

Year ended December 31, 1998
 Accumulated Provisions
  Deducted from Assets--
  Doubtful Accounts                    $9,800    $16,451     $15,951    $10,300
                                      =======    =======    ========  =========
 Accumulated Provisions Not
  Deducted from Assets:
  Property insurance                  $23,422    $28,838     $67,106   $(14,846)
  Injuries and damages (Note 2)        26,484     17,960      16,282     28,162
  Environmental                        36,368      7,596       8,107     35,857
                                      -------    -------    --------  ---------
     Total                            $86,274    $54,394     $91,495    $49,173
                                      =======    =======    ========  =========

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


                          ENTERGY ARKANSAS, INC.

               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                Years Ended December 31, 2000, 1999, and 1998
                               (In Thousands)

            Column A               Column B    Column C    Column D    Column E
                                                            Other
                                              Additions    Changes
                                                         Deductions
                                  Balance at                 from       Balance
                                   Beginning  Charged to  Provisions    at End
          Description              of Period    Income     (Note 1)    of Period
Year ended December 31, 2000
 Accumulated Provisions
  Deducted from Assets--
  Doubtful Accounts                   $1,768     $3,840      $3,941     $1,667
                                     =======    =======    ========   ========
 Accumulated Provisions Not
  Deducted from Assets:
  Property insurance                    $858    $35,521    $116,676   $(80,297)
  Injuries and damages (Note 2)        3,253      1,322       1,423      3,152
  Environmental                        4,934      4,082       1,880      7,136
                                     -------    -------    --------   --------
     Total                            $9,045    $40,925    $119,979   $(70,009)
                                     =======    =======    ========   ========

Year ended December 31, 1999
 Accumulated Provisions
  Deducted from Assets--
  Doubtful Accounts                   $1,753     $4,175      $4,160     $1,768
                                     =======    =======    ========   ========
 Accumulated Provisions Not
  Deducted from Assets:
  Property insurance                  $7,600    $18,306     $25,048       $858
  Injuries and damages (Note 2)        4,618      2,502       3,867      3,253
  Environmental                        4,894      3,132       3,092      4,934
                                     -------    -------    --------   --------
     Total                           $17,112    $23,940     $32,007     $9,045
                                     =======    =======    ========   ========

Year ended December 31, 1998
 Accumulated Provisions
  Deducted from Assets--
  Doubtful Accounts                   $1,799     $3,848      $3,894     $1,753
                                     =======    =======    ========   ========
 Accumulated Provisions Not
  Deducted from Assets:
  Property insurance                    $858    $18,805     $12,063     $7,600
  Injuries and damages (Note 2)        4,798      3,144       3,324      4,618
  Environmental                        4,753      1,470       1,329      4,894
                                     -------    -------    --------   --------
     Total                           $10,409    $23,419     $16,716    $17,112
                                     =======    =======    ========   ========

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

                        ENTERGY GULF STATES,  INC.

             SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              Years Ended December 31, 2000, 1999, and 1998
                              (In Thousands)

            Column A               Column B    Column C    Column D    Column E
                                                            Other
                                              Additions    Changes
                                                         Deductions
                                  Balance at                 from       Balance
                                   Beginning  Charged to  Provisions    at End
          Description              of Period    Income     (Note 1)    of Period
Year ended December 31, 2000
 Accumulated Provisions
  Deducted from Assets--
  Doubtful Accounts                   $1,828     $4,757      $4,454     $2,131
                                     =======    =======    ========    =======
 Accumulated Provisions
  Not Deducted from Assets--
  Property insurance                 $(3,452)    $4,486      $6,732    $(5,698)
  Injuries and damages (Note 2)        8,684      6,538       5,816      9,406
  Environmental                       24,445      1,844       5,618     20,671
                                     -------    -------    --------    -------
     Total                           $29,677    $12,868     $18,166    $24,379
                                     =======    =======    ========    =======

Year ended December 31, 1999
 Accumulated Provisions
  Deducted from Assets--
  Doubtful Accounts                   $1,735     $4,271      $4,178     $1,828
                                     =======    =======    ========    =======
 Accumulated Provisions
  Not Deducted from Assets--
  Property insurance                 $(4,184)    $4,486      $3,754    $(3,452)
  Injuries and damages (Note 2)        4,759      9,810       5,885      8,684
  Environmental                       22,309      4,187       2,051     24,445
                                     -------    -------    --------    -------
     Total                           $22,884    $18,483     $11,690    $29,677
                                     =======    =======    ========    =======

Year ended December 31, 1998
 Accumulated Provisions
  Deducted from Assets--
  Doubtful Accounts                   $1,791     $3,169      $3,225     $1,735
                                     =======    =======    ========    =======
  Accumulated Provisions
  Not Deducted from Assets--
  Property insurance                  $4,317     $5,583     $14,084    $(4,184)
  Injuries and damages (Note 2)        5,339      4,634       5,214      4,759
  Environmental                       23,789      3,058       4,538     22,309
                                     -------    -------    --------    -------
     Total                           $33,445    $13,275     $23,836    $22,884
                                     =======    =======    ========    =======

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


                         ENTERGY LOUISIANA, INC.

            SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
             Years Ended December 31, 2000, 1999, and 1998
                             (In Thousands)

           Column A               Column B    Column C    Column D    Column E
                                                           Other
                                             Additions    Changes
                                                        Deductions
                                 Balance at                 from       Balance
                                  Beginning  Charged to  Provisions    at End
          Description             of Period    Income     (Note 1)    of Period
Year ended December 31, 2000
 Accumulated Provisions
  Deducted from Assets--
  Doubtful Accounts                  $1,615     $4,603      $4,447     $1,771
                                    =======    =======     =======    =======
 Accumulated Provisions Not
  Deducted from Assets:
  Property insurance               $(24,089)   $11,900     $14,851   $(27,040)
  Injuries and damages (Note 2)      12,452      3,889       4,758     11,583
  Environmental                       7,022      2,132       1,361      7,793
                                    -------    -------     -------    -------
     Total                          $(4,615)   $17,921     $20,970    $(7,664)
                                    =======    =======     =======    =======

Year ended December 31, 1999
 Accumulated Provisions
  Deducted from Assets--
  Doubtful Accounts                  $1,164     $4,797      $4,346     $1,615
                                    =======    =======     =======    =======
 Accumulated Provisions Not
  Deducted from Assets:
  Property insurance               $(17,825)    $6,680     $12,944   $(24,089)
  Injuries and damages (Note 2)      13,124      7,038       7,710     12,452
  Environmental                       7,236      1,059       1,273      7,022
                                    -------    -------     -------    -------
     Total                           $2,535    $14,777     $21,927    $(4,615)
                                    =======    =======     =======    =======

Year ended December 31, 1998
 Accumulated Provisions
  Deducted from Assets--
  Doubtful Accounts                  $1,157     $1,919      $1,912     $1,164
                                    =======    =======     =======    =======
 Accumulated Provisions Not
  Deducted from Assets:
  Property insurance                   $581     $2,930     $21,336   $(17,825)
  Injuries and damages (Note 2)       9,944      9,263       6,083     13,124
  Environmental                       7,599        668       1,031      7,236
                                    -------    -------     -------    -------
     Total                          $18,124    $12,861     $28,450     $2,535
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



                      ENTERGY MISSISSIPPI,  INC.

           SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
            Years Ended December 31, 2000, 1999, and 1998
                           (In Thousands)

           Column A               Column B    Column C    Column D    Column E
                                                           Other
                                             Additions    Changes
                                                        Deductions
                                 Balance at                 from       Balance
                                  Beginning  Charged to  Provisions    at End
          Description             of Period    Income     (Note 1)    of Period
Year ended December 31, 2000
 Accumulated Provisions
  Deducted from Assets--
  Doubtful Accounts                    $886     $2,635      $2,477     $1,044
                                    =======    =======     =======    =======
 Accumulated Provisions Not
  Deducted from Assets:
  Property insurance               $(16,356)   $14,956      $3,365    $(4,765)
  Injuries and damages (Note 2)       6,849      1,579       1,734      6,694
  Environmental                         594        418         501        511
                                    -------    -------     -------    -------
     Total                          $(8,913)   $16,953      $5,600     $2,440
                                    =======    =======     =======    =======

Year ended December 31, 1999
 Accumulated Provisions
  Deducted from Assets--
  Doubtful Accounts                  $1,217     $2,106      $2,437       $886
                                    =======    =======     =======    =======
 Accumulated Provisions Not
  Deducted from Assets:
  Property insurance               $(11,543)    $5,736     $10,549   $(16,356)
  Injuries and damages (Note 2)       3,796      2,950        (103)     6,849
  Environmental                         704        895       1,005        594
                                    -------    -------     -------    -------
     Total                          $(7,043)    $9,581     $11,451    $(8,913)
                                    =======    =======     =======    =======

Year ended December 31, 1998
 Accumulated Provisions
  Deducted from Assets--
  Doubtful Accounts                    $931     $2,747      $2,461     $1,217
                                    =======    =======     =======    =======
 Accumulated Provisions Not
  Deducted from Assets:
  Property insurance                 $2,179     $1,520     $15,242   $(11,543)
  Injuries and damages (Note 2)       4,662       (437)        429      3,796
  Environmental                         227        900         423        704
                                    -------    -------     -------    -------
     Total                           $7,068     $1,983     $16,094    $(7,043)
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

                         ENTERGY NEW ORLEANS,  INC.

              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
               Years Ended December 31, 2000, 1999, and 1998
                               (In Thousands)

           Column A               Column B    Column C    Column D    Column E
                                                           Other
                                             Additions    Changes
                                                        Deductions
                                 Balance at                 from       Balance
                                  Beginning  Charged to  Provisions    at End
          Description             of Period    Income     (Note 1)    of Period
Year ended December 31, 2000
 Accumulated Provisions
  Deducted from Assets--
  Doubtful Accounts                    $846     $1,715      $1,791       $770
                                    =======    =======     =======    =======
 Accumulated Provisions Not
  Deducted from Assets:
  Property insurance                 $9,772         $3        $326     $9,449
  Injuries and damages (Note 2)       3,071      3,457       2,228      4,300
  Environmental                         798        608         334      1,072
                                    -------    -------     -------    -------
     Total                          $13,641     $4,068      $2,888    $14,821
                                    =======    =======     =======    =======

Year ended December 31, 1999
 Accumulated Provisions
  Deducted from Assets--
  Doubtful Accounts                    $761     $1,936      $1,851       $846
                                    =======    =======     =======    =======
 Accumulated Provisions Not
  Deducted from Assets:
  Property insurance                $11,106         $-      $1,334     $9,772
  Injuries and damages (Note 2)       1,865      2,862       1,656      3,071
  Environmental                         714      2,071       1,987        798
                                    -------    -------     -------    -------
     Total                          $13,685     $4,933      $4,977    $13,641
                                    =======    =======     =======    =======

Year ended December 31, 1998
 Accumulated Provisions
  Deducted from Assets--
  Doubtful Accounts                    $711         $-        $(50)      $761
                                    =======    =======     =======    =======
 Accumulated Provisions Not
  Deducted from Assets:
  Property insurance                $15,487         $-      $4,381    $11,106
  Injuries and damages (Note 2)       1,741      1,356       1,232      1,865
  Environmental                           -      1,500         786        714
                                    -------    -------     -------    -------
     Total                          $17,228     $2,856      $6,399    $13,685
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

(3) (i)  Articles of Incorporation

Entergy Corporation

(a)    1   --     Certificate   of   Incorporation   of   Entergy
       Corporation  dated December 31, 1993 (A-1(a)  to  Rule  24
       Certificate in 70-8059).

System Energy

(b)    1  --   Amended and Restated Articles of Incorporation  of
       System Energy and amendments thereto through April 28, 1989 (A-1(a) to Form U-1 in 70-5399).

Entergy Arkansas

(c)    1  --   Amended and Restated Articles of Incorporation  of
       Entergy Arkansas effective November 12, 1999 (3(i)(c)1  to
       Form  10-K  for  the year ended December 31,  1999  in  1-
       10764).

Entergy Gulf States

(d)    1  --   Restated Articles of Incorporation of Entergy Gulf
       States effective November 17, 1999 (3(i)(d)1 to Form 10-K for the year ended December 31, 1999 in 1-27031).

Entergy Louisiana

(e)    1  --   Amended and Restated Articles of Incorporation  of
       Entergy  Louisiana effective November 15,  1999  (3(a)  to
       Form S-3 in 333-93683).

Entergy Mississippi

(f)    1  --   Amended and Restated Articles of Incorporation  of
       Entergy Mississippi effective November 12, 1999 (3(i)(f)1 to Form 10-K for the year ended December 31, 1999 in 0-
       320).

Entergy New Orleans

(g)    1  --   Amended and Restated Articles of Incorporation  of
       Entergy  New Orleans effective November 15, 1999 (3(a)  to
       Form S-3 in 333-95599).

(3) (ii) By-Laws

(a)       --    By-Laws of Entergy Corporation as amended January
       29, 1999, and as presently in effect (4.2 to Form S-8 in File No. 333-75097).

(b)       --    By-Laws of System Energy effective July 6,  1998,
       and as presently in effect (3(f) to Form 10-Q for the quarter ended June 30, 1998 in 1-9067).

(c)       --   By-Laws of Entergy Arkansas effective November 26,
       1999, and as presently in effect (3(ii)(c) to Form 10-K for the year ended December 31, 1999 in 1-10764).

(d)       --    By-Laws of Entergy Gulf States effective November
       26, 1999, and as presently in effect (3(ii)(d) to Form 10-
       K for the year ended December 31, 19991-27031).

(e)       --    By-Laws  of Entergy Louisiana effective  November
       26, 1999, and as presently in effect (3(b) to Form S-3 in File No. 333-93683).

(f)       --    By-Laws of Entergy Mississippi effective November
       26, 1999, and as presently in effect (3(ii)(f) to Form 10-
       K for the year ended December 31, 1999 in 0-320).

(g)       --    By-Laws of Entergy New Orleans effective November
       30, 1999, and as presently in effect (3(b) to Form S-3 in File No. 333-95599).

(4)    Instruments   Defining   Rights   of   Security   Holders,
       Including Indentures

Entergy Corporation

(a) 1 -- See (4)(b) through (4)(g) below for instruments defining the rights of holders of long-term debt of System Energy, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi and Entergy New Orleans.

(a) 2 -- Second Amended and Restated Credit Agreement, dated as of May 18, 2000, among Entergy, the Banks (The Bank of New York, The Chase Manhattan Bank, Citibank, N.A., ABN AMRO Bank N.V., The Bank of Nova Scotia, Bank One, N.A., Bayerische Landesbank Girozentrale, The Royal Bank of Scotland PLC, Barclays Bank PLC, Credit Agricole Indosuez, The Industrial Bank of Japan, KBC Bank NV, Union Bank of California, N.A., Westdeutsche Landesbank Girozentrale, and Mellon Bank, N.A.) and Citibank, N.A., as Agent (4(b) to Form 10-Q for the quarter ended June 30, 2000 in 1-11299).

System Energy

(b) 1 -- Mortgage and Deed of Trust, dated as of June 15, 1977, as amended by twenty-one Supplemental Indentures (A-1 in 70-5890 (Mortgage); B and C to Rule 24 Certificate in 70-5890 (First); B to Rule 24 Certificate in 70-6259 (Second); 20(a)-5 to Form 10-Q for the quarter ended June 30, 1981 in 1-3517 (Third); A-1(e)-1 to
       Rule 24 Certificate in 70-6985 (Fourth); B to Rule 24 Certificate in 70-7021 (Fifth); B to Rule 24 Certificate in 70-7021 (Sixth); A-3(b) to Rule 24 Certificate in
       70-7026 (Seventh); A-3(b) to Rule 24 Certificate in 70-7158 (Eighth); B to Rule 24 Certificate in 70-7123 (Ninth); B-1 to Rule 24 Certificate in 70-7272 (Tenth); B-2 to Rule 24 Certificate in 70-7272 (Eleventh); B-3 to Rule 24 Certificate in 70-7272 (Twelfth); B-1 to Rule 24 Certificate in 70-7382 (Thirteenth); B-2 to Rule 24
       Certificate  in 70-7382 (Fourteenth); A-2(c)  to  Rule  24
       Certificate  in  70-7946 (Fifteenth); A-2(c)  to  Rule  24
       Certificate  in  70-7946 (Sixteenth); A-2(d)  to  Rule  24
       Certificate in 70-7946 (Seventeenth); A-2(e) to Rule 24 Certificate dated May 4, 1993 in 70-7946 (Eighteenth); A-2(g) to Rule 24 Certificate dated May 6, 1994 in 70-7946 (Nineteenth); A-2(a)(1) to Rule 24 Certificate dated August 8, 1996 in 70-8511 (Twentieth); and A-2(a)(2) to Rule 24 Certificate dated August 8, 1996 in 70-8511 (Twenty-first)).

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

Entergy Arkansas

(c)    1  --         Mortgage  and  Deed of Trust,  dated  as  of
       October 1, 1944, as amended by fifty-five Supplemental Indentures (7(d) in 2-5463 (Mortgage); 7(b) in 2-7121 (First); 7(c) in 2-7605 (Second); 7(d) in 2-8100 (Third);
       7(a)-4  in  2-8482  (Fourth); 7(a)-5  in  2-9149  (Fifth);
       4(a)-6  in  2-9789  (Sixth); 4(a)-7 in 2-10261  (Seventh);
       4(a)-8  in  2-11043 (Eighth); 2(b)-9 in  2-11468  (Ninth);
       2(b)-10 in 2-15767 (Tenth); D in 70-3952 (Eleventh); D  in
       70-4099  (Twelfth); 4(d) in 2-23185 (Thirteenth); 2(c)  in
       2-24414  (Fourteenth); 2(c) in 2-25913  (Fifteenth);  2(c)
       in 2-28869 (Sixteenth); 2(d) in 2-28869 (Seventeenth); 2(c) in 2-35107 (Eighteenth); 2(d) in 2-36646
       (Nineteenth); 2(c) in 2-39253 (Twentieth); 2(c) in 2-41080 (Twenty-first); C-1 to Rule 24 Certificate in
       70-5151  (Twenty-second); C-1 to Rule  24  Certificate  in
       70-5257  (Twenty-third);  C  to  Rule  24  Certificate  in
       70-5343  (Twenty-fourth); C-1 to Rule  24  Certificate  in
       70-5404  (Twenty-fifth);  C  to  Rule  24  Certificate  in
       70-5502  (Twenty-sixth); C-1 to  Rule  24  Certificate  in
       70-5556  (Twenty-seventh); C-1 to Rule 24  Certificate  in
       70-5693  (Twenty-eighth); C-1 to Rule  24  Certificate  in
       70-6078  (Twenty-ninth); C-1 to  Rule  24  Certificate  in
       70-6174  (Thirtieth);  C-1  to  Rule  24  Certificate   in
       70-6246 (Thirty-first); C-1 to Rule 24 Certificate in 70-6498 (Thirty-second); A-4b-2 to Rule 24 Certificate in 70-6326 (Thirty-third); C-1 to Rule 24 Certificate in
       70-6607 (Thirty-fourth); C-1 to Rule 24 Certificate in 70-6650 (Thirty-fifth); C-1 to Rule 24 Certificate dated December 1, 1982 in 70-6774 (Thirty-sixth); C-1 to Rule 24 Certificate dated February 17, 1983 in 70-6774 (Thirty-seventh); A-2(a) to Rule 24 Certificate dated December 5, 1984 in 70-6858 (Thirty-eighth); A-3(a) to
       Rule  24  Certificate  in 70-7127 (Thirty-ninth);  A-7  to
       Rule 24 Certificate in 70-7068 (Fortieth); A-8(b) to Rule 24 Certificate dated July 6, 1989 in 70-7346 (Forty-first); A-8(c) to Rule 24 Certificate dated February 1, 1990 in 70-7346 (Forty-second); 4 to Form 10-Q for the quarter ended September 30, 1990 in 1-10764 (Forty-third); A-2(a) to Rule 24 Certificate dated November 30, 1990 in 70-7802 (Forty-fourth); A-2(b) to Rule 24 Certificate dated January 24, 1991 in 70-7802 (Forty-fifth); 4(d)(2) in 33-54298 (Forty-sixth); 4(c)(2)
       to Form 10-K for the year ended December 31, 1992 in 1-10764 (Forty-seventh); 4(b) to Form 10-Q for the quarter ended June 30, 1993 in 1-10764 (Forty-eighth); 4(c) to Form 10-Q for the quarter ended June 30, 1993 in 1-10764 (Forty-ninth); 4(b) to Form 10-Q for the quarter ended September 30, 1993 in 1-10764 (Fiftieth); 4(c) to Form 10-Q for the quarter ended September 30, 1993 in 1-10764 (Fifty-first); 4(a) to Form 10-Q for the quarter ended June 30, 1994 in 1-10764 (Fifty-second); C-2 to Form U5S for the year ended December 31, 1995 (Fifty-third); C-
       2(a) to Form U5S for the year ended December 31, 1996 (Fifty-fourth); and 4(a) to Form 10-Q for the quarter ended March 31, 2000 in 1-10764 (Fifty-fifth)).

(c)    2  --         Indenture  for Unsecured  Subordinated  Debt
       Securities relating to Trust Securities between Entergy Arkansas and Bank of New York (as Trustee), dated as of August 1, 1996 (filed as Exhibit A-1(a) to Rule 24 Certificate dated August 26, 1996 in 70-8723).

(c)    3  --         Amended  and  Restated  Trust  Agreement  of
       Entergy  Arkansas Capital I, dated as of August  14,  1996
       (filed  as  Exhibit  A-3(a) to Rule 24  Certificate  dated
       August 26, 1996 in 70-8723).

(c)    4  --         Guarantee Agreement between Entergy Arkansas
       (as Guarantor) and The Bank of New York (as Trustee), dated as of August 14, 1996, with respect to Entergy Arkansas Capital I's obligations on its 8 1/2% Cumulative Quarterly Income Preferred Securities, Series A (filed as Exhibit A-4(a) to Rule 24 Certificate dated August 26, 1996 in 70-8723).

Entergy Gulf States

(d) 1 -- Indenture of Mortgage, dated September 1, 1926, as amended by certain Supplemental Indentures (B-a-I-1 in Registration No. 2-2449 (Mortgage); 7-A-9 in Registration No. 2-6893 (Seventh); B to Form 8-K dated September 1, 1959 (Eighteenth); B to Form 8-K dated February 1, 1966
       (Twenty-second); B to Form 8-K dated March 1, 1967 (Twenty-third); C to Form 8-K dated March 1, 1968 (Twenty-fourth); B to Form 8-K dated November 1, 1968 (Twenty-fifth); B to Form 8-K dated April 1, 1969 (Twenty-sixth); 2-A-8 in Registration No. 2-66612 (Thirty-eighth); 4-2 to Form 10-K for the year ended December 31, 1984 in 1-27031 (Forty-eighth); 4-2 to Form 10-K for the year ended December 31, 1988 in 1-27031 (Fifty-second); 4 to Form 10-K for the year ended December 31, 1991 in 1-27031 (Fifty-third); 4 to Form 8-K dated July 29, 1992 in 1-27031 (Fifth-fourth); 4 to Form 10-K dated December 31, 1992 in 1-27031 (Fifty-fifth); 4 to Form 10-Q for the quarter ended March 31, 1993 in 1-27031 (Fifty-sixth); 4-2 to
       Amendment No. 9 to Registration No. 2-76551 (Fifty-seventh); 4(b) to Form 10-Q for the quarter ended March 31,1999 in 1-27031 (Fifty-eighth); and A-2(a) to Rule 24 Certificate dated June 23, 2000 in 70-8721 (Fifty-ninth)).

(d) 2 -- Indenture, dated March 21, 1939, accepting resignation of The Chase National Bank of the City of New York as trustee and appointing Central Hanover Bank and Trust Company as successor trustee (B-a-1-6 in Registration No. 2-4076).

(d)    3  --    Trust Indenture for 9.72% Debentures due July  1,
       1998 (4 in Registration No. 33-40113).

(d)    4   --     Indenture   for  Unsecured  Subordinated   Debt
       Securities relating to Trust Securities, dated as of January 15, 1997 (A-11(a) to Rule 24 Certificate dated
       February 6, 1997 in 70-8721).

(d)    5  --    Amended and Restated Trust Agreement  of  Entergy
       Gulf  States Capital I dated January 28, 1997 of Series  A
       Preferred Securities (A-13(a) to Rule 24 Certificate dated February 6, 1997 in 70-8721).

(d) 6 -- Guarantee Agreement between Entergy Gulf States, Inc. (as Guarantor) and The Bank of New York (as Trustee) dated as of January 28, 1997 with respect to Entergy Gulf States Capital I's obligation on its 8.75% Cumulative Quarterly Income Preferred Securities, Series A (A-14(a) to Rule 24 Certificate dated February 6, 1997 in 70-
       8721).

Entergy Louisiana

(e) 1 -- Mortgage and Deed of Trust, dated as of April 1, 1944, as amended by fifty-five Supplemental Indentures (7(d) in 2-5317 (Mortgage); 7(b) in 2-7408 (First); 7(c)
       in  2-8636 (Second); 4(b)-3 in 2-10412 (Third); 4(b)-4  in
       2-12264  (Fourth); 2(b)-5 in 2-12936 (Fifth); D in 70-3862
       (Sixth);  2(b)-7  in 2-22340 (Seventh);  2(c)  in  2-24429
       (Eighth);  4(c)-9 in 2-25801 (Ninth); 4(c)-10  in  2-26911
       (Tenth);  2(c)  in  2-28123 (Eleventh);  2(c)  in  2-34659
       (Twelfth); C to Rule 24 Certificate in 70-4793 (Thirteenth); 2(b)-2 in 2-38378 (Fourteenth); 2(b)-2 in 2-39437 (Fifteenth); 2(b)-2 in 2-42523 (Sixteenth); C to
       Rule  24  Certificate  in  70-5242  (Seventeenth);  C   to
       Rule  24  Certificate  in  70-5330  (Eighteenth);  C-1  to
       Rule  24  Certificate  in  70-5449  (Nineteenth);  C-1  to
       Rule  24  Certificate  in 70-5550 (Twentieth);  A-6(a)  to
       Rule  24  Certificate  in 70-5598 (Twenty-first);  C-1  to
       Rule  24  Certificate in 70-5711 (Twenty-second);  C-1  to
       Rule  24  Certificate  in 70-5919 (Twenty-third);  C-1  to
       Rule  24  Certificate in 70-6102 (Twenty-fourth);  C-1  to
       Rule  24  Certificate  in 70-6169 (Twenty-fifth);  C-1  to
       Rule  24  Certificate  in 70-6278 (Twenty-sixth);  C-1  to
       Rule  24 Certificate in 70-6355 (Twenty-seventh);  C-1  to
       Rule  24  Certificate in 70-6508 (Twenty-eighth);  C-1  to
       Rule  24  Certificate  in 70-6556 (Twenty-ninth);  C-1  to
       Rule  24  Certificate  in  70-6635  (Thirtieth);  C-1   to
       Rule  24  Certificate  in 70-6834 (Thirty-first);  C-1  to
       Rule  24  Certificate in 70-6886 (Thirty-second);  C-1  to
       Rule  24  Certificate  in 70-6993 (Thirty-third);  C-2  to
       Rule  24  Certificate in 70-6993 (Thirty-fourth);  C-3  to
       Rule  24 Certificate in 70-6993 (Thirty-fifth); A-2(a)  to
       Rule 24 Certificate in 70-7166 (Thirty-sixth); A-2(a) in 70-7226 (Thirty-seventh); C-1 to Rule 24 Certificate in
       70-7270 (Thirty-eighth); 4(a) to Quarterly Report on Form 10-Q for the quarter ended June 30, 1988 in 1-8474 (Thirty-ninth); A-2(b) to Rule 24 Certificate in 70-7553
       (Fortieth);  A-2(d)  to  Rule 24  Certificate  in  70-7553
       (Forty-first);  A-3(a) to Rule 24 Certificate  in  70-7822
       (Forty-second); A-3(b) to Rule 24 Certificate  in  70-7822
       (Forty-third);  A-2(b) to Rule 24 Certificate  in  70-7822
       (Forty-fourth); A-3(c) to Rule 24 Certificate in 70-7822 (Forty-fifth); A-2(c) to Rule 24 Certificate dated April 7, 1993 in 70-7822 (Forty-sixth); A-3(d) to Rule 24
       Certificate dated June 4, 1993 in 70-7822 (Forth-seventh); A-3(e) to Rule 24 Certificate dated December
       21,  1993  in 70-7822 (Forty-eighth); A-3(f)  to  Rule  24
       Certificate dated August 1, 1994 in 70-7822 (Forty-ninth); A-4(c) to Rule 24 Certificate dated September 28, 1994 in 70-7653 (Fiftieth); A-2(a) to Rule 24 Certificate dated April 4, 1996 in 70-8487 (Fifty-first); A-2(a) to Rule 24 Certificate dated April 3, 1998 in 70-9141 (Fifty-second); A-2(b) to Rule 24 Certificate dated April 9,
       1999   in   70-9141  (Fifty-third);  A-3(a)  to  Rule   24
       Certificate dated July 6, 1999 in 70-9141 (Fifty-fourth); and A-2(c) to Rule 24 Certificate dated June 2, 2000 in 70-9141 (Fifty-fifth)).

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

(e)    5   --     Indenture   for  Unsecured  Subordinated   Debt
       Securities relating to Trust Securities, dated as of  July
       1,  1996  (A-14(a) to Rule 24 Certificate dated  July  25,
       1996 in 70-8487).

(e)    6  --    Amended and Restated Trust Agreement  of  Entergy
       Louisiana  Capital  I  dated July 16,  1996  of  Series  A
       Preferred Securities (A-16(a) to Rule 24 Certificate dated July 25, 1996 in 70-8487).

(e) 7 -- Guarantee Agreement between Entergy Louisiana, Inc. (as Guarantor) and The Bank of New York (as Trustee) dated as of July 16, 1996 with respect to Entergy Louisiana Capital I's obligation on its 9% Cumulative Quarterly Income Preferred Securities, Series A (A-19(a) to Rule 24 Certificate dated July 25, 1996 in 70-8487).

Entergy Mississippi

(f) 1 -- Mortgage and Deed of Trust, dated as of February 1, 1988, as amended by sixteen Supplemental Indentures (A-2(a)-2 to Rule 24 Certificate in 70-7461
       (Mortgage);  A-2(b)-2  in  70-7461  (First);   A-5(b)   to
       Rule 24 Certificate in 70-7419 (Second); A-4(b) to Rule 24 Certificate in 70-7554 (Third); A-1(b)-1 to Rule 24 Certificate in 70-7737 (Fourth); A-2(b) to Rule 24 Certificate dated November 24, 1992 in 70-7914 (Fifth); A-2(e) to Rule 24 Certificate dated January 22, 1993 in 70-7914 (Sixth); A-2(g) to Form U-1 in 70-7914 (Seventh);
       A-2(i) to Rule 24 Certificate dated November 10, 1993 in 70-7914 (Eighth); A-2(j) to Rule 24 Certificate dated July 22, 1994 in 70-7914 (Ninth); (A-2(l) to Rule 24
       Certificate dated April 21, 1995 in 70-7914 (Tenth); A-2(a) to Rule 24 Certificate dated June 27, 1997 in 70-8719 (Eleventh); A-2(b) to Rule 24 Certificate dated April 16, 1998 in 70-8719 (Twelfth); A-2(c) to Rule 24
       Certificate dated May 12, 1999 in 70-8719 (Thirteenth); A-3(a) to Rule 24 Certificate dated June 8, 1999 in 70-8719 (Fourteenth); A-2(d) to Rule 24 Certificate dated February 24, 2000 in 70-8719 (Fifteenth); and A-2(a) to Rule 24 Certificate dated February 9, 2001 in 70-9757 (Sixteenth)).

Entergy New Orleans

(g) 1 -- Mortgage and Deed of Trust, dated as of May 1, 1987, as amended by eight Supplemental Indentures (A-2(c) to Rule 24 Certificate in 70-7350 (Mortgage); A-5(b) to Rule 24 Certificate in 70-7350 (First); A-4(b) to Rule 24 Certificate in 70-7448 (Second); 4(f)4 to Form 10-K for the year ended December 31, 1992 in 0-5807 (Third); 4(a) to Form 10-Q for the quarter ended September 30, 1993 in 0-5807 (Fourth); 4(a) to Form 8-K dated April 26, 1995 in 0-5807 (Fifth); 4(a) to Form 8-K dated March 22, 1996 in 0-5807 (Sixth); 4(b) to Form 10-Q for the quarter ended June 30, 1998 in 0-5807 (Seventh); and 4(d) to Form 10-Q for the quarter ended June 30, 2000 in 0-5807 (Eighth)).

(10)  Material Contracts

Entergy Corporation

(a)    1  --    Agreement,  dated April 23, 1982,  among  certain
       System companies, relating to System Planning and Development and Intra-System Transactions (10(a)1 to Form 10-K for the year ended December 31, 1982 in 1-3517).

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

(a)    11--    Amendment,  dated  January  1,  1992,  to  Service
       Agreement with Entergy Services (10(a)-11 for the year ended December 31, 1994 in 1-3517).

(a)    12--    Availability Agreement, dated June 21, 1974, among
       System Energy and certain other System companies (B to Rule 24 Certificate dated June 24, 1974 in 70-5399).

(a)    13--    First  Amendment to Availability Agreement,  dated
       as  of  June  30,  1977  (B to Rule 24  Certificate  dated
       June 24, 1977 in 70-5399).

(a)    14--    Second Amendment to Availability Agreement,  dated
       as  of  June  15,  1981  (E to Rule 24  Certificate  dated
       July 1, 1981 in 70-6592).

(a)    15--    Third  Amendment to Availability Agreement,  dated
       as  of June 28, 1984 (B-13(a) to Rule 24 Certificate dated
       July 6, 1984 in 70-6985).

(a)    16--    Fourth Amendment to Availability Agreement,  dated
       as  of  June  1,  1989  (A to Rule  24  Certificate  dated
       June 8, 1989 in 70-5399).

(a) 17-- Eighteenth Assignment of Availability Agreement, Consent and Agreement, dated as of September 1, 1986, with United States Trust Company of New York and Gerard F. Ganey, as Trustees (C-2 to Rule 24 Certificate dated October 1, 1986 in 70-7272).

(a) 18-- Nineteenth Assignment of Availability Agreement, Consent and Agreement, dated as of September 1, 1986, with United States Trust Company of New York and Gerard F. Ganey, as Trustees (C-3 to Rule 24 Certificate dated October 1, 1986 in 70-7272).

(a) 19-- Twenty-sixth Assignment of Availability Agreement, Consent and Agreement, dated as of October 1, 1992, with United States Trust Company of New York and Gerard F. Ganey, as Trustees (B-2(c) to Rule 24 Certificate dated November 2, 1992 in 70-7946).

(a) 20-- Twenty-seventh Assignment of Availability Agreement, Consent and Agreement, dated as of April 1, 1993, with United States Trust Company of New York and Gerard F. Ganey as Trustees (B-2(d) to Rule 24 Certificate dated May 4, 1993 in 70-7946).

(a) 21-- Twenty-ninth Assignment of Availability Agreement, Consent and Agreement, dated as of April 1, 1994, with United States Trust Company of New York and Gerard F. Ganey as Trustees (B-2(f) to Rule 24 Certificate dated May 6, 1994 in 70-7946).

(a) 22-- Thirtieth Assignment of Availability Agreement, Consent and Agreement, dated as of August 1, 1996, among System Energy, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi and Entergy New Orleans, and United States Trust Company of New York and Gerard F. Ganey, as Trustees (B-2(a) to Rule 24 Certificate dated August 8, 1996 in 70-8511).

(a) 23-- Thirty-first Assignment of Availability Agreement, Consent and Agreement, dated as of August 1, 1996, among System Energy, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans, and United States Trust Company of New York and Gerard F. Ganey, as Trustees (B-2(b) to Rule 24 Certificate dated August 8, 1996 in 70-8511).

(a) 24-- Thirty-second Assignment of Availability Agreement, Consent and Agreement, dated as of December 27, 1996, among System Energy, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans, and The Chase Manhattan Bank (B-2(a) to Rule 24 Certificate dated January 13, 1997 in 70-7561).

(a) 25-- Thirty-third Assignment of Availability Agreement, Consent and Agreement, dated as of December 20, 1999, among System Energy, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans, and The Chase Manhattan Bank (B-2(b) to Rule 24 Certificate dated March 3, 2000 in 70-7561).

(a)    26--    Capital  Funds  Agreement, dated  June  21,  1974,
       between  Entergy  Corporation  and  System  Energy  (C  to
       Rule 24 Certificate dated June 24, 1974 in 70-5399).

(a)    27--    First Amendment to Capital Funds Agreement,  dated
       as  of  June  1,  1989  (B to Rule  24  Certificate  dated
       June 8, 1989 in 70-5399).

(a) 28-- Eighteenth Supplementary Capital Funds Agreement and Assignment, dated as of September 1, 1986, with United States Trust Company of New York and Gerard F. Ganey, as Trustees (D-2 to Rule 24 Certificate dated October 1, 1986 in 70-7272).

(a) 29-- Nineteenth Supplementary Capital Funds Agreement and Assignment, dated as of September 1, 1986, with United States Trust Company of New York and Gerard F. Ganey, as Trustees (D-3 to Rule 24 Certificate dated October 1, 1986 in 70-7272).

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

(a) 32-- Twenty-ninth Supplementary Capital Funds Agreement and Assignment, dated as of April 1, 1994, with United States Trust Company of New York and Gerard F. Ganey, as Trustees (B-3(f) to Rule 24 Certificate dated May 6, 1994 in 70-7946).

(a) 33-- Thirtieth Supplementary Capital Funds Agreement and Assignment, dated as of August 1, 1996, among Entergy Corporation, System Energy and United States Trust Company of New York and Gerard F. Ganey, as Trustees (B-3(a) to Rule 24 Certificate dated August 8, 1996 in 70-
       8511).

(a) 34-- Thirty-first Supplementary Capital Funds Agreement and Assignment, dated as of August 1, 1996, among Entergy Corporation, System Energy and United States Trust Company of New York and Gerard F. Ganey, as Trustees (B-3(b) to Rule 24 Certificate dated August 8, 1996 in 70-
       8511).

(a) 35-- Thirty-second Supplementary Capital Funds Agreement and Assignment, dated as of December 27, 1996, among Entergy Corporation, System Energy and The Chase Manhattan Bank (B-1(a) to Rule 24 Certificate dated January 13, 1997 in 70-7561).

(a) 36-- Thirty-third Supplementary Capital Funds Agreement and Assignment, dated as of December 20, 1999, among
       Entergy Corporation, System Energy and The Chase Manhattan Bank (B-3(b) to Rule 24 Certificate dated March 3, 2000 in 70-7561).

(a) 37-- First Amendment to Supplementary Capital Funds Agreements and Assignments, dated as of June 1, 1989, by and between Entergy Corporation, System Energy, Deposit Guaranty National Bank, United States Trust Company of New York and Gerard F. Ganey (C to Rule 24 Certificate dated June 8, 1989 in 70-7026).

(a) 38-- First Amendment to Supplementary Capital Funds Agreements and Assignments, dated as of June 1, 1989, by and between Entergy Corporation, System Energy, United States Trust Company of New York and Gerard F. Ganey (C to Rule 24 Certificate dated June 8, 1989 in 70-7123).

(a) 39-- First Amendment to Supplementary Capital Funds Agreement and Assignment, dated as of June 1, 1989, by and between Entergy Corporation, System Energy and Chemical Bank (C to Rule 24 Certificate dated June 8, 1989 in 70-7561).

(a)    40--    Reallocation Agreement, dated as of July 28, 1981,
       among  System  Energy and certain other  System  companies
       (B-1(a) in 70-6624).

(a) 41-- Joint Construction, Acquisition and Ownership Agreement, dated as of May 1, 1980, between System Energy and SMEPA (B-1(a) in 70-6337), as amended by Amendment No. 1, dated as of May 1, 1980 (B-1(c) in 70-6337) and
       Amendment No. 2, dated as of October 31, 1980 (1 to Rule 24 Certificate dated October 30, 1981 in 70-6337).

(a)    42--    Operating  Agreement dated  as  of  May  1,  1980,
       between System Energy and SMEPA (B(2)(a) in 70-6337).

(a) 43-- Assignment, Assumption and Further Agreement No. 1, dated as of December 1, 1988, among System Energy, Meridian Trust Company and Stephen M. Carta, and SMEPA (B-7(c)(1) to Rule 24 Certificate dated January 9, 1989 in 70-7561).

(a) 44-- Assignment, Assumption and Further Agreement No. 2, dated as of December 1, 1988, among System Energy, Meridian Trust Company and Stephen M. Carta, and SMEPA (B-7(c)(2) to Rule 24 Certificate dated January 9, 1989 in 70-7561).

(a)    45--    Substitute Power Agreement, dated  as  of  May  1,
       1980,  among Entergy Mississippi, System Energy and  SMEPA
       (B(3)(a) in 70-6337).

(a)    46--    Grand  Gulf  Unit  No. 2 Supplementary  Agreement,
       dated as of February 7, 1986, between System Energy and SMEPA (10(aaa) in 33-4033).

(a)    47--   Compromise and Settlement Agreement, dated June  4,
       1982, between Texaco, Inc. and Entergy Louisiana (28(a) to Form 8-K dated June 4, 1982 in 1-3517).

+(a)   48--   Post-Retirement Plan (10(a)37 to Form 10-K for  the
       year ended December 31, 1983 in 1-3517).

(a) 49-- Unit Power Sales Agreement, dated as of June 10, 1982, between System Energy and Entergy Arkansas, Entergy Louisiana, Entergy Mississippi and Entergy New Orleans (10(a)-39 to Form 10-K for the year ended December 31, 1982 in 1-3517).

(a) 50-- First Amendment to Unit Power Sales Agreement, dated as of June 28, 1984, between System Energy and Entergy Arkansas, Entergy Louisiana, Entergy Mississippi and Entergy New Orleans (19 to Form 10-Q for the quarter ended September 30, 1984 in 1-3517).

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

(a)    57--   Guaranty Agreement between Entergy Corporation  and
       Entergy Arkansas, dated as of September 20, 1990 (B-1(a) to Rule 24 Certificate dated September 27, 1990 in
       70-7757).

(a)    58--    Guarantee  Agreement between  Entergy  Corporation
       and  Entergy  Louisiana, dated as of  September  20,  1990
       (B-2(a)  to Rule 24 Certificate dated September  27,  1990 in 70-7757).

(a)    59--    Guarantee  Agreement between  Entergy  Corporation
       and System Energy, dated as of September 20, 1990 (B-3(a) to Rule 24 Certificate dated September 27, 1990 in 70-
       7757).

(a)    60--    Loan  Agreement  between  Entergy  Operations  and
       Entergy  Corporation,  dated  as  of  September  20,  1990
       (B-12(b)  to  Rule 24 Certificate dated June 15,  1990  in
       70-7679).

(a)    61--    Loan  Agreement between Entergy Power and  Entergy
       Corporation, dated as of August 28, 1990 (A-4(b)  to  Rule
       24 Certificate dated September 6, 1990 in 70-7684).

(a)    62--    Loan  Agreement  between Entergy  Corporation  and
       Entergy   Systems   and  Service,  Inc.,   dated   as   of
       December  29,  1992  (A-4(b) to  Rule  24  Certificate  in
       70-7947).

+(a)   63--    Executive Financial Counseling Program of  Entergy
       Corporation and Subsidiaries (10(a) 52 to Form 10-K for the year ended December 31, 1989 in 1-3517).

+(a)   64--    Entergy Corporation Annual Incentive  Plan  (10(a)
       54 to Form 10-K for the year ended December 31, 1989 in 1-3517).

+(a)   65--    Equity  Ownership Plan of Entergy Corporation  and
       Subsidiaries (A-4(a) to Rule 24 Certificate dated May  24,
       1991 in 70-7831).

+(a)   66--    Amendment  No. 1 to the Equity Ownership  Plan  of
       Entergy Corporation and Subsidiaries (10(a) 71 to Form 10-
       K for the year ended December 31, 1992 in 1-3517).

+(a)   67--    1998  Equity Ownership Plan of Entergy Corporation
       and  Subsidiaries  (Filed with the Proxy  Statement  dated
       March 30, 1998).

+(a)   68--    Retired Outside Director Benefit Plan (10(a)63  to
       Form 10-K for the year ended December 31, 1991 in 1-3517).

+(a)   69--   Agreement between Entergy Corporation and Jerry D.
       Jackson. (10(a) 67 to Form 10-K for the year ended
       December 31, 1992 in 1-3517).

+(a)   70--   Supplemental Retirement Plan (10(a) 69 to Form  10-
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

+(a)   75--    Amendment to Defined Contribution Restoration Plan
       of  Entergy Corporation and Subsidiaries (10(a) 81 to Form
       10-K for the year ended December 31, 1993 in 1-11299).

+(a)   76--    System Executive Retirement Plan (10(a) 82 to Form
       10-K for the year ended December 31, 1993 in 1-11299).

+(a)   77--    Letter of Intent regarding the Employment of Wayne
       Leonard  (10-(a)78  to  Form  10-K  for  the  year   ended
       December 31, 1998 in 1-11299).

+(a)   78--    Letter to John Wilder offering Employment (10(b)62
       to  Form 10-K for the year ended December 31, 1998  in  1-
       9067).

+(a)   79--    Agreement between Entergy Corporation  and  Donald
       C. Hintz effective July 29, 1999 (10(a)80 to Form 10-K for the year ended December 31, 1999 in 1-11299).

(a) 80-- Agreement and Plan of Merger dated as of July 30, 2000, among FPL Group, Inc., Entergy Corporation, WCB Holding Corp., Ranger Acquisition Corp. and Ring Acquisition Corp (2.1 to Form 8-K dated July 31, 2000 in 1-11299).

*+(a)81  --      Retention Agreement effective November 21,  2000
       between J. Wayne Leonard and Entergy Corporation.

*+(a)82  --   Retention Agreement effective July 29, 2000 between
       Frank F. Gallaher and Entergy Corporation.

*+(a)83  --   Retention Agreement effective July 29, 2000 between
       C. Gary Clary and Entergy Corporation.

*+(a)84  --      Retention  Agreement  effective  July  29,  2000
       between Jerry D. Jackson and Entergy Corporation.

*+(a)85  --   Retention Agreement effective July 29, 2000 between
       Donald C. Hintz and Entergy Corporation.

*+(a)86  --      Retention  Agreement  effective  July  29,  2000
       between Michael G. Thompson and Entergy Corporation.

*+(a)87  --   Retention  Agreement  effective  January  22,  2001
       between Richard J. Smith and Entergy Services, Inc.

*+(a)88  --   Retention  Agreement  effective  January  25,  2001
       between Horace Webb and Entergy Services, Inc.

*+(a)89  --   Retention Agreement effective July 29, 2000 between
       Jerry W. Yelverton and Entergy Corporation.

*+(a)90  --   Retention Agreement effective July 29, 2000 between
       C. John Wilder and Entergy Corporation.

*+(a)91--     Employment   Retention  Bonus   Plan   of   Entergy
       Corporation and Subsidiaries dated July 30, 2000.

+(a)   92  --     Employment Agreement by and between WCB Holding
       Corporation  and J. Wayne Leonard dated  as  of  July  30,
       2000 (99.3 to Form 8-K dated July 31, 2000 in 1-11299).

+(a)   93  --     Employment Agreement by and between WCB Holding
       Corporation  and James L. Broadhead dated as of  July  30,
       2000 (99.2 to Form 8-K dated July 31, 2000 in 1-11299).

(a)    94--    Agreement of Limited Partnership of  Entergy-Koch,
       LP among EKLP, LLC, EK Holding I, LLC, EK Holding II, LLC and Koch Energy, Inc. dated January 31, 2001 (filed under confidentiality request).

System Energy

(b)    1 through
(b)    14--   See 10(a)-12 through 10(a)-25 above.

(b)    15 through
(b)    28--   See 10(a)-26 through 10(a)-39 above.

(b)    29--    Reallocation Agreement, dated as of July 28, 1981,
       among  System  Energy and certain other  System  companies
       (B-1(a) in 70-6624).

(b) 30-- Joint Construction, Acquisition and Ownership Agreement, dated as of May 1, 1980, between System Energy and SMEPA (B-1(a) in 70-6337), as amended by Amendment No. 1, dated as of May 1, 1980 (B-1(c) in 70-6337) and
       Amendment No. 2, dated as of October 31, 1980 (1 to Rule 24 Certificate dated October 30, 1981 in 70-6337).

(b)    31--    Operating  Agreement, dated as  of  May  1,  1980,
       between System Energy and SMEPA (B(2)(a) in 70-6337).

(b)    32-     Amended  and  Restated Installment Sale Agreement,
       dated as of February 15, 1996,  between  System Energy and
       Claiborne   County,   Mississippi   (B-6(a)  to   Rule  24
       Certificate dated March 4, 1996 in 70-8511).

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
       1999 in 70-8511).

(b) 35-- Facility Lease No. 1, dated as of December 1, 1988, between Meridian Trust Company and Stephen M. Carta (Stephen J. Kaba, successor), as Owner Trustees, and System Energy (B-2(c)(1) to Rule 24 Certificate dated January 9, 1989 in 70-7561), as supplemented by Lease Supplement No. 1 dated as of April 1, 1989 (B-22(b) (1) to Rule 24 Certificate dated April 21, 1989 in 70-7561) and Lease Supplement No. 2 dated as of January 1, 1994 (B-3(d) to Rule 24 Certificate dated January 31, 1994 in 70-
       8215).

(b) 36-- Facility Lease No. 2, dated as of December 1, 1988 between Meridian Trust Company and Stephen M. Carta (Stephen J. Kaba, successor), as Owner Trustees, and System Energy (B-2(c)(2) to Rule 24 Certificate dated January 9, 1989 in 70-7561), as supplemented by Lease Supplement No. 1 dated as of April 1, 1989 (B-22(b) (2) to Rule 24 Certificate dated April 21, 1989 in 70-7561) and Lease Supplement No. 2 dated as of January 1, 1994 (B-4(d) Rule 24 Certificate dated January 31, 1994 in 70-
       8215).

(b) 37-- Assignment, Assumption and Further Agreement No. 1, dated as of December 1, 1988, among System Energy, Meridian Trust Company and Stephen M. Carta, and SMEPA (B-7(c)(1) to Rule 24 Certificate dated January 9, 1989 in 70-7561).

(b) 38-- Assignment, Assumption and Further Agreement No. 2, dated as of December 1, 1988, among System Energy, Meridian Trust Company and Stephen M. Carta, and SMEPA (B-7(c)(2) to Rule 24 Certificate dated January 9, 1989 in 70-7561).

(b) 39-- Collateral Trust Indenture, dated as of January 1, 1994, among System Energy, GG1B Funding Corporation and Bankers Trust Company, as Trustee (A-3(e) to Rule 24 Certificate dated January 31, 1994 in 70-8215), as supplemented by Supplemental Indenture No. 1 dated January 1, 1994, (A-3(f) to Rule 24 Certificate dated January 31, 1994 in 70-8215).

(b)    40--    Substitute Power Agreement, dated  as  of  May  1,
       1980,  among Entergy Mississippi, System Energy and  SMEPA
       (B(3)(a) in 70-6337).

(b)    41--    Grand  Gulf  Unit  No. 2 Supplementary  Agreement,
       dated as of February 7, 1986, between System Energy and SMEPA (10(aaa) in 33-4033).

(b) 42-- Unit Power Sales Agreement, dated as of June 10, 1982, between System Energy and Entergy Arkansas, Entergy Louisiana, Entergy Mississippi and Entergy New Orleans (10(a)-39 to Form 10-K for the year ended December 31, 1982 in 1-3517).

(b) 43-- First Amendment to the Unit Power Sales Agreement, dated as of June 28, 1984, between System Energy and Entergy Arkansas, Entergy Louisiana, Entergy Mississippi and Entergy New Orleans (19 to Form 10-Q for the quarter ended September 30, 1984 in 1-3517).

(b)    44--    Revised  Unit  Power Sales  Agreement  (10(ss)  in
       33-4033).

(b)    45--    Fuel Lease, dated as of February 24, 1989, between
       River  Fuel  Funding Company #3, Inc.  and  System  Energy
       (B-1(b)  to  Rule 24 Certificate dated March  3,  1989  in
       70-7604).

(b)    46--    System Energy's Consent, dated January  31,  1995,
       pursuant to Fuel Lease, dated as of February 24, 1989, between River Fuel Funding Company #3, Inc. and System Energy (B-1(c) to Rule 24 Certificate dated February 13, 1995 in 70-7604).

(b)    47--    Sales  Agreement,  dated  as  of  June  21,  1974,
       between  System  Energy  and  Entergy  Mississippi  (D  to
       Rule 24 Certificate dated June 26, 1974 in 70-5399).

(b)    48--    Service  Agreement, dated as  of  June  21,  1974,
       between  System  Energy  and  Entergy  Mississippi  (E  to
       Rule 24 Certificate dated June 26, 1974 in 70-5399).

(b)    49--     Partial  Termination  Agreement,  dated   as   of
       December  1,  1986,  between  System  Energy  and  Entergy
       Mississippi (A-2 to Rule 24 Certificate dated  January  8,
       1987 in 70-5399).

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

(b)    54--    Service Agreement with Entergy Services, dated  as
       of July 16, 1974, as amended (10(b)-43 to Form 10-K for the year ended December 31, 1988 in 1-9067).

(b)    55--    Amendment,  dated  January  1,  1991,  to  Service
       Agreement with Entergy Services (10(b)-45 to Form 10-K for the year ended December 31, 1990 in 1-9067).

(b)    56--    Amendment,  dated  January  1,  1992,  to  Service
       Agreement with Entergy Services (10(a) -11 to Form 10-K for the year ended December 31, 1994 in 1-3517).

(b)    57--   Operating Agreement between Entergy Operations  and
       System  Energy, dated as of June 6, 1990 (B-3(b)  to  Rule
       24 Certificate dated June 15, 1990 in 70-7679).

(b)    58--    Guarantee  Agreement between  Entergy  Corporation
       and System Energy, dated as of September 20, 1990 (B-3(a) to Rule 24 Certificate dated September 27, 1990 in
       70-7757).

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

+(b)   60--    1998  Equity Ownership Plan of Entergy Corporation
       and  Subsidiaries  (Filed with the Proxy  Statement  dated
       March 30, 1998).

Entergy Arkansas

(c) 1 -- Agreement, dated April 23, 1982, among Entergy Arkansas and certain other System companies, relating to System Planning and Development and Intra-System Transactions (10(a) 1 to Form 10-K for the year ended December 31, 1982 in 1-3517).

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

(c)    7  --    Amendment,  dated January  1,  1972,  to  Service
       Agreement with Entergy Services (5(a)- 6 in 2-43175).

(c)    8  --    Amendment,  dated  April  27,  1984,  to  Service
       Agreement, with Entergy Services (10(a)- 7 to Form 10-K for the year ended December 31, 1984 in 1-3517).

(c)    9  --    Amendment,  dated  August  1,  1988,  to  Service
       Agreement with Entergy Services (10(c)- 8 to Form 10-K for the year ended December 31, 1988 in 1-10764).

(c)    10--    Amendment,  dated  January  1,  1991,  to  Service
       Agreement with Entergy Services (10(c)-9 to Form 10-K for the year ended December 31, 1990 in 1-10764).

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
       River  Fuel Trust #1 and Entergy Arkansas (B-1(b) to  Rule
       24 Certificate in 70-7571).

(c)    41--    White  Bluff Operating Agreement, dated  June  27,
       1977, among Entergy Arkansas and Arkansas Electric Cooperative Corporation and City Water and Light Plant of the City of Jonesboro, Arkansas (B-2(a) to Rule 24 Certificate dated June 30, 1977 in 70-6009).

(c)    42--    White  Bluff Ownership Agreement, dated  June  27,
       1977, among Entergy Arkansas and Arkansas Electric Cooperative Corporation and City Water and Light Plant of the City of Jonesboro, Arkansas (B-1(a) to Rule 24 Certificate dated June 30, 1977 in 70-6009).

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

(c)    47--     Amendment,  dated  December  4,  1984,   to   the
       Independence  Steam  Electric Station Operating  Agreement
       (10(c)  51  to  Form 10-K for the year ended December  31,
       1984 in 1-10764).

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

(c)    49--     Amendment,  dated  December  28,  1979,  to   the
       Independence  Steam  Electric Station Ownership  Agreement
       (5(r)-7(a) in 2-66235).

(c)    50--     Amendment,  dated  December  4,  1984,   to   the
       Independence  Steam  Electric Station Ownership  Agreement
       (10(c)  54  to  Form 10-K for the year ended December  31,
       1984 in 1-10764).

(c)    51--    Owner's Agreement, dated November 28, 1984,  among
       Entergy Arkansas, Entergy Mississippi, other co-owners of the Independence Station (10(c) 55 to Form 10-K for the year ended December 31, 1984 in 1-10764).

(c) 52-- Consent, Agreement and Assumption, dated December 4, 1984, among Entergy Arkansas, Entergy Mississippi, other co-owners of the Independence Station and United States Trust Company of New York, as Trustee (10(c) 56 to Form 10-K for the year ended December 31, 1984 in 1-10764).

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
       2-66235).

(c)    55--    Agreement,  dated June 21, 1979,  between  Entergy
       Arkansas and Reeves E. Ritchie ((10)(b)-90 to Form 10-K for the year ended December 31, 1980 in 1-10764).

(c)    56--    Reallocation Agreement, dated as of July 28, 1981,
       among  System  Energy and certain other  System  companies
       (B-1(a) in 70-6624).

+(c)   57--    Post-Retirement Plan (10(b) 55 to  Form  10-K  for
       the year ended December 31, 1983 in 1-10764).

(c) 58-- Unit Power Sales Agreement, dated as of June 10, 1982, between System Energy and Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans (10(a) 39 to Form 10-K for the year ended December 31, 1982 in 1-3517).

(c) 59-- First Amendment to Unit Power Sales Agreement, dated as of June 28, 1984, between System Energy, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans (19 to Form 10-Q for the quarter ended September 30, 1984 in 1-3517).

(c)    60--    Revised  Unit  Power Sales  Agreement  (10(ss)  in
       33-4033).

(c) 61-- Contract For Disposal of Spent Nuclear Fuel and/or High-Level Radioactive Waste, dated June 30, 1983, among the DOE, System Fuels and Entergy Arkansas (10(b)-57 to Form 10-K for the year ended December 31, 1983 in 1-10764).

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

(c)    66--     Assignment   of  Coal  Supply  Agreement,   dated
       December  1,  1987,  between  System  Fuels  and   Entergy
       Arkansas  (B  to Rule 24 letter filing dated November  10,
       1987 in 70-5964).

(c) 67-- Coal Supply Agreement, dated December 22, 1976, between System Fuels and Antelope Coal Company (B-1 in
       70-5964),  as  amended by First Amendment (A  to  Rule  24
       Certificate in 70-5964); Second Amendment (A to Rule 24 letter filing dated December 16, 1983 in 70-5964); and Third Amendment (A to Rule 24 letter filing dated November 10, 1987 in 70-5964).

(c)    68--   Operating Agreement between Entergy Operations  and
       Entergy  Arkansas,  dated as of June 6,  1990  (B-1(b)  to
       Rule 24 Certificate dated June 15, 1990 in 70-7679).

(c)    69--   Guaranty Agreement between Entergy Corporation  and
       Entergy Arkansas, dated as of September 20, 1990 (B-1(a) to Rule 24 Certificate dated September 27, 1990 in
       70-7757).

(c)    70--    Agreement  for Purchase and Sale  of  Independence
       Unit 2 between Entergy Arkansas and Entergy Power, dated as of August 28, 1990 (B-3(c) to Rule 24 Certificate dated September 6, 1990 in 70-7684).

(c)    71--    Agreement for Purchase and Sale of Ritchie Unit  2
       between Entergy Arkansas and Entergy Power, dated as of August 28, 1990 (B-4(d) to Rule 24 Certificate dated
       September 6, 1990 in 70-7684).

(c)    72--     Ritchie  Steam  Electric  Station  Unit   No.   2
       Operating  Agreement between Entergy Arkansas and  Entergy
       Power,  dated  as of August 28, 1990 (B-5(a)  to  Rule  24
       Certificate dated September 6, 1990 in 70-7684).

(c)    73--     Ritchie  Steam  Electric  Station  Unit   No.   2
       Ownership  Agreement between Entergy Arkansas and  Entergy
       Power,  dated  as of August 28, 1990 (B-6(a)  to  Rule  24
       Certificate dated September 6, 1990 in 70-7684).

(c) 74-- Power Coordination, Interchange and Transmission Service Agreement between Entergy Power and Entergy Arkansas, dated as of August 28, 1990 (10(c)-71 to Form 10-K for the year ended December 31, 1990 in 1-10764).

+(c)   75--    Executive Financial Counseling Program of  Entergy
       Corporation and Subsidiaries (10(a)52 to Form 10-K for the year ended December 31, 1989 in 1-3517).

+(c)   76--    Entergy Corporation Annual Incentive Plan (10(a)54
       to Form 10-K for the year ended December 31, 1989 in 1-3517).

+(c)   77--    Equity  Ownership Plan of Entergy Corporation  and
       Subsidiaries (A-4(a) to Rule 24 Certificate dated May  24,
       1991 in 70-7831).

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

+(c)   84--    Summary  Description of Retired  Outside  Director
       Benefit  Plan. (10(c) 90 to Form 10-K for the  year  ended
       December 31, 1992 in 1-10764).

+(c)   85--    Amendment to Defined Contribution Restoration Plan
       of  Entergy Corporation and Subsidiaries (10(a) 81 to Form
       10-K for the year ended December 31, 1993 in 1-11299).

+(c)   86--    System Executive Retirement Plan (10(a) 82 to Form
       10-K for the year ended December 31, 1993 in 1-11299).

(c)    87--     Loan  Agreement  dated  June  15,  1993,  between
       Entergy  Arkansas and Independence Country, Arkansas  (B-1
       (a)  to  Rule  24 Certificate dated July 9,  1993  in  70-
       8171).

(c)    88--    Installment Sale Agreement dated January 1,  1991,
       between  Entergy Arkansas and Pope Country, Arkansas  (B-1
       (b)  to Rule 24 Certificate dated January 24, 1991 in  70-
       7802).

(c)    89--    Installment Sale Agreement dated November 1, 1990,
       between  Entergy Arkansas and Pope Country, Arkansas  (B-1
       (a)  to Rule 24 Certificate dated November 30, 1990 in 70-
       7802).

(c)    90--         Loan  Agreement dated June 15, 1994,  between
       Entergy Arkansas and Jefferson County, Arkansas (B-1(a) to Rule 24 Certificate dated June 30, 1994 in 70-8405).

(c)    91--         Loan  Agreement dated June 15, 1994,  between
       Entergy  Arkansas  and Pope County,  Arkansas  (B-1(b)  to
       Rule 24 Certificate in 70-8405).

(c)    92--          Loan  Agreement  dated  November  15,  1995,
       between Entergy Arkansas and Pope County, Arkansas  (10(c)
       96 to Form 10-K for the year ended December 31, 1995 in 1-
       10764).

(c)    93--         Agreement  as  to  Expenses  and  Liabilities
       between Entergy Arkansas and Entergy Arkansas Capital I, dated as of August 14, 1996 (4(j) to Form 10-Q for the quarter ended September 30, 1996 in 1-10764).

(c)    94--          Loan  Agreement  dated  December  1,   1997,
       between  Entergy  Arkansas and Jefferson County,  Arkansas
       (10(c)100 to Form 10-K for the year ended December 31, 1997 in 1-10764).

Entergy Gulf States

(d)    1  --    Guaranty  Agreement, dated July 1, 1976,  between
       Entergy  Gulf  States and American Bank and Trust  Company
       (C and D to Form 8-K dated August 6, 1976 in 1-27031).

(d) 2 -- Lease of Railroad Equipment, dated as of December 1, 1981, between The Connecticut Bank and Trust Company as Lessor and Entergy Gulf States as Lessee and First Supplement, dated as of December 31, 1981, relating to 605 One Hundred-Ton Unit Train Steel Coal Porter Cars (4-12 to Form 10-K for the year ended December 31, 1981 in 1-27031).

(d) 3 -- Guaranty Agreement, dated August 1, 1992, between Entergy Gulf States and Hibernia National Bank, relating to Pollution Control Revenue Refunding Bonds of the Industrial Development Board of the Parish of Calcasieu, Inc. (Louisiana) (10-1 to Form 10-K for the year ended December 31, 1992 in 1-27031).

(d) 4 -- Guaranty Agreement, dated January 1, 1993, between Entergy Gulf States and Hancock Bank of Louisiana, relating to Pollution Control Revenue Refunding Bonds of the Parish of Pointe Coupee (Louisiana) (10-2 to Form 10-K for the year ended December 31, 1992 in 1-27031).

(d) 5 -- Deposit Agreement, dated as of December 1, 1983 between Entergy Gulf States, Morgan Guaranty Trust Co. as Depositary and the Holders of Depository Receipts, relating to the Issue of 900,000 Depositary Preferred Shares, each representing 1/2 share of Adjustable Rate Cumulative Preferred Stock, Series E-$100 Par Value (4-17 to Form 10-K for the year ended December 31, 1983 in 1-27031).

(d) 6 -- Agreement effective February 1, 1964, between Sabine River Authority, State of Louisiana, and Sabine River Authority of Texas, and Entergy Gulf States, Central Louisiana Electric Company, Inc., and Louisiana Power & Light Company, as supplemented (B to Form 8-K dated May 6, 1964, A to Form 8-K dated October 5, 1967, A to Form 8-K dated May 5, 1969, and A to Form 8-K dated December 1, 1969 in 1-27031).

(d) 7 -- Joint Ownership Participation and Operating Agreement regarding River Bend Unit 1 Nuclear Plant, dated August 20, 1979, between Entergy Gulf States, Cajun, and SRG&T; Power Interconnection Agreement with Cajun, dated June 26, 1978, and approved by the REA on August 16, 1979, between Entergy Gulf States and Cajun; and Letter Agreement regarding CEPCO buybacks, dated
       August 28, 1979, between Entergy Gulf States and Cajun (2, 3, and 4, respectively, to Form 8-K dated September 7, 1979 in 1-27031).

(d) 8 -- Ground Lease, dated August 15, 1980, between Statmont Associates Limited Partnership (Statmont) and Entergy Gulf States, as amended (3 to Form 8-K dated August 19, 1980 and A-3-b to Form 10-Q for the quarter ended September 30, 1983 in 1-27031).

(d) 9 -- Lease and Sublease Agreement, dated August 15, 1980, between Statmont and Entergy Gulf States, as amended (4 to Form 8-K dated August 19, 1980 and A-3-c to Form 10-Q for the quarter ended September 30, 1983 in 1-27031).

(d)    10--    Lease Agreement, dated September 18, 1980, between
       BLC Corporation and Entergy Gulf States (1 to Form 8-K dated October 6, 1980 in 1-27031).

(d) 11-- Joint Ownership Participation and Operating Agreement for Big Cajun, between Entergy Gulf States, Cajun Electric Power Cooperative, Inc., and Sam Rayburn G&T, Inc, dated November 14, 1980 (6 to Form 8-K dated January 29, 1981 in 1-27031); Amendment No. 1, dated December 12, 1980 (7 to Form 8-K dated January 29, 1981 in 1-27031); Amendment No. 2, dated December 29, 1980 (8 to Form 8-K dated January 29, 1981 in 1-27031).

(d) 12-- Agreement of Joint Ownership Participation between SRMPA, SRG&T and Entergy Gulf States, dated June 6, 1980, for Nelson Station, Coal Unit #6, as amended (8 to Form 8-K dated June 11, 1980, A-2-b to Form 10-Q for the quarter ended June 30, 1982; and 10-1 to Form 8-K dated February 19, 1988 in 1-27031).

(d) 13-- Agreements between Southern Company and Entergy Gulf States, dated February 25, 1982, which cover the construction of a 140-mile transmission line to connect the two systems, purchase of power and use of transmission facilities (10-31 to Form 10-K for the year ended December 31, 1981 in 1-27031).

+(d)   14--    Executive Income Security Plan, effective  October
       1, 1980, as amended, continued and completely restated effective as of March 1, 1991 (10-2 to Form 10-K for the year ended December 31, 1991 in 1-27031).

(d) 15-- Transmission Facilities Agreement between Entergy Gulf States and Mississippi Power Company, dated February 28, 1982, and Amendment, dated May 12, 1982 (A-2-c to
       Form 10-Q for the quarter ended March 31, 1982 in 1-27031) and Amendment, dated December 6, 1983 (10-43 to Form 10-K for the year ended December 31, 1983 in 1-27031).

(d) 16-- Lease Agreement dated as of June 29, 1983, between Entergy Gulf States and City National Bank of Baton Rouge, as Owner Trustee, in connection with the leasing of a Simulator and Training Center for River Bend Unit 1 (A-2-a to Form 10-Q for the quarter ended June 30, 1983 in 1-27031) and Amendment, dated December 14, 1984 (10-55 to Form 10-K for the year ended December 31, 1984 in 1-27031).

(d) 17-- Participation Agreement, dated as of June 29, 1983, among Entergy Gulf States, City National Bank of Baton Rouge, PruFunding, Inc. Bank of the Southwest National Association, Houston and Bankers Life Company, in connection with the leasing of a Simulator and Training Center of River Bend Unit 1 (A-2-b to Form 10-Q for the quarter ended June 30, 1983 in 1-27031).

(d) 18-- Tax Indemnity Agreement, dated as of June 29, 1983, between Entergy Gulf States and PruFunding, Inc., in connection with the leasing of a Simulator and Training Center for River Bend Unit I (A-2-c to Form 10-Q for the quarter ended June 30, 1993 in 1-27031).

(d) 19-- Agreement to Lease, dated as of August 28, 1985, among Entergy Gulf States, City National Bank of Baton Rouge, as Owner Trustee, and Prudential Interfunding
       Corp., as Trustor, in connection with the leasing of improvement to a Simulator and Training Facility for River Bend Unit I (10-69 to Form 10-K for the year ended December 31, 1985 in 1-27031).

(d) 20-- First Amended Power Sales Agreement, dated December 1, 1985 between Sabine River Authority, State of Louisiana, and Sabine River Authority, State of Texas, and Entergy Gulf States, Central Louisiana Electric Co., Inc., and Louisiana Power and Light Company (10-72 to
       Form  10-K  for  the year ended December 31,  1985  in  1-
       27031).

+(d) 21-- Deferred Compensation Plan for Directors of Entergy Gulf States and Varibus Corporation, as amended January 8, 1987, and effective January 1, 1987 (10-77 to Form 10-K for the year ended December 31, 1986 in 1-27031). Amendment dated December 4, 1991 (10-3 to Amendment No. 8 in Registration No. 2-76551).

+(d) 22-- Trust Agreement for Deferred Payments to be made by Entergy Gulf States pursuant to the Executive Income Security Plan, by and between Entergy Gulf States and Bankers Trust Company, effective November 1, 1986 (10-78 to Form 10-K for the year ended December 31, 1986 in 1-27031).

+(d) 23-- Trust Agreement for Deferred Installments under Entergy Gulf States' Management Incentive Compensation Plan and Administrative Guidelines by and between Entergy Gulf States and Bankers Trust Company, effective June 1, 1986 (10-79 to Form 10-K for the year ended December 31, 1986 in 1-27031).

+(d) 24-- Nonqualified Deferred Compensation Plan for Officers, Nonemployee Directors and Designated Key Employees, effective December 1, 1985, as amended, continued and completely restated effective as of March 1, 1991 (10-3 to Amendment No. 8 in Registration No. 2-76551).

+(d) 25-- Trust Agreement for Entergy Gulf States' Nonqualified Directors and Designated Key Employees by and between Entergy Gulf States and First City Bank, Texas-Beaumont, N.A. (now Texas Commerce Bank), effective July 1, 1991 (10-4 to Form 10-K for the year ended December 31, 1992 in 1-27031).

(d) 26-- Lease Agreement, dated as of June 29, 1987, among GSG&T, Inc., and Entergy Gulf States related to the leaseback of the Lewis Creek generating station (10-83 to Form 10-K for the year ended December 31, 1988 in 1-27031).

(d) 27-- Nuclear Fuel Lease Agreement between Entergy Gulf States and River Bend Fuel Services, Inc. to lease the fuel for River Bend Unit 1, dated February 7, 1989 (10-64 to Form 10-K for the year ended December 31, 1988 in 1-27031).

(d) 28-- Trust and Investment Management Agreement between Entergy Gulf States and Morgan Guaranty and Trust Company of New York (the "Decommissioning Trust Agreement) with respect to decommissioning funds authorized to be collected by Entergy Gulf States, dated March 15, 1989 (10-66 to Form 10-K for the year ended December 31, 1988 in 1-27031).

(d)    29--    Amendment  No. 2 dated November  1,  1995  between
       Entergy  Gulf  States and Mellon Bank  to  Decommissioning
       Trust  Agreement (10(d) 31 to Form 10-K for the year ended
       December 31, 1995 in 1-27031).

(d) 30-- Credit Agreement, dated as of December 29, 1993, among River Bend Fuel Services, Inc. and Certain Commercial Lending Institutions and CIBC Inc. as Agent for the Lenders (10(d) 34 to Form 10-K for year ended December 31, 1994 in 1-27031).

(d) 31-- Amendment No. 1 dated as of January 31, to Credit Agreement, dated as of December 31, 1993, among River Bend Fuel Services, Inc. and certain commercial lending institutions and CIBC Inc. as agent for Lenders (10(d) 33 to Form 10-K for the year ended December 31, 1995 in 1-27031).

(d) 32-- Partnership Agreement by and among Conoco Inc., and Entergy Gulf States, CITGO Petroleum Corporation and Vista Chemical Company, dated April 28, 1988 (10-67 to
       Form  10-K  for  the year ended December 31,  1988  in  1-
       27031).

+(d)   33--    Gulf States Utilities Company Executive Continuity
       Plan, dated January 18, 1991 (10-6 to Form 10-K for the year ended December 31, 1990 in 1-27031).

+(d) 34-- Trust Agreement for Entergy Gulf States' Executive Continuity Plan, by and between Entergy Gulf States and First City Bank, Texas-Beaumont, N.A. (now Texas Commerce
       Bank), effective May 20, 1991 (10-5 to Form 10-K for the year ended December 31, 1992 in 1-27031).

+(d)   35--     Gulf   States  Utilities  Board   of   Directors'
       Retirement Plan, dated February 15, 1991 (10-8 to Form 10-
       K for the year ended December 31, 1990 in 1-27031).

+(d) 36-- Gulf States Utilities Company Employees' Trustee Retirement Plan effective July 1, 1955 as amended, continued and completely restated effective January 1, 1989; and Amendment No.1 effective January 1, 1993 (10-6 to Form 10-K for the year ended December 31, 1992 in 1-27031).

(d)    37--    Agreement and Plan of Reorganization,  dated  June
       5,   1992,   between  Entergy  Gulf  States  and   Entergy
       Corporation  (2  to  Form 8-K dated June  8,  1992  in  1-
       27031).

+(d) 38-- Gulf States Utilities Company Employee Stock Ownership Plan, as amended, continued, and completely restated effective January 1, 1984, and January 1, 1985 (A to Form 11-K dated December 31, 1985 in 1-27031).

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

+(d) 42-- Restatement of Trust Agreement under the Gulf States Utilities Company Employees Thrift Plan, reflecting changes made through January 1, 1989, between Entergy Gulf States and First City Bank, Texas-Beaumont, N.A., (now Texas Commerce Bank ), as Trustee (2-A to Form 8-K dated October 20, 1989 in 1-27031).

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

(d)    45--    Service Agreement with Entergy Services, dated  as
       of  December  31, 1993 (B-6(c) to Rule 24  Certificate  in
       70-8059).

(d) 46-- Assignment, Assumption and Amendment Agreement to Letter of Credit and Reimbursement Agreement between Entergy Gulf States, Canadian Imperial Bank of Commerce and Westpac Banking Corporation (10(d) 58 to Form 10-K for the year ended December 31, 1993 in 1-27031).

(d)    47--    Third Amendment, dated January 1, 1994, to Entergy
       Corporation  and Subsidiary Companies Intercompany  Income
       Tax Allocation Agreement (D-3(a) to Form U5S for the year ended December 31, 1993).

(d)    48--         Agreement  as  to  Expenses  and  Liabilities
       between Entergy Gulf States and Entergy Gulf States Capital I, dated as of January 28, 1997 (10(d)52 to Form 10-K for the year ended December 31, 1996 in 1-27031).

(d)    49--    Refunding  Agreement  dated  as  of  May  1,  1998
       between  Entergy  Gulf  States and  Parish  of  Iberville,
       State  of  Louisiana (B-3(a) to Rule 24 Certificate  dated
       May 29, 1998 in 70-8721).

(d)    50--    Refunding  Agreement  dated  as  of  May  1,  1998
       between  Entergy  Gulf  States and Industrial  Development
       Board of the Parish of Calcasieu, Inc. (B-3(b) to Rule  24
       Certificate dated January 29, 1999 in 70-8721).

(d)    51--    Refunding Agreement (Series 1999-A)  dated  as  of
       September  1, 1999 between Entergy Gulf States and  Parish of  West Feliciana, State of Louisiana (B-3(c) to Rule  24
       Certificate dated October 8, 1999 in 70-8721).

(d)    52--    Refunding Agreement (Series 1999-B)  dated  as  of
       September  1, 1999 between Entergy Gulf States and  Parish of  West Feliciana, State of Louisiana (B-3(d) to Rule  24
       Certificate dated October 8, 1999 in 70-8721).

+(d)   53--    1998  Equity Ownership Plan of Entergy Corporation
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
       Agreement with Entergy Services (10(a) 7 to Form 10-K for the year ended December 31, 1984 in 1-3517).

(e)    9  --    Amendment, dated as of August 1, 1988, to Service
       Agreement with Entergy Services (10(d)-8 to Form 10-K for the year ended December 31, 1988 in 1-8474).

(e)    10--    Amendment,  dated  January  1,  1991,  to  Service
       Agreement with Entergy Services (10(d)-9 to Form 10-K for the year ended December 31, 1990 in 1-8474).

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
       1982, between Texaco, Inc. and Entergy Louisiana (28(a) to Form 8-K dated June 4, 1982 in 1-8474).

+(e)   29--   Post-Retirement Plan (10(c)23 to Form 10-K for  the
       year ended December 31, 1983 in 1-8474).

(e) 30-- Unit Power Sales Agreement, dated as of June 10, 1982, between System Energy and Entergy Arkansas, Entergy Louisiana, Entergy Mississippi and Entergy New Orleans (10(a) 39 to Form 10-K for the year ended December 31, 1982 in 1-3517).

(e) 31-- First Amendment to the Unit Power Sales Agreement, dated as of June 28, 1984, between System Energy and Entergy Arkansas, Entergy Louisiana, Entergy Mississippi and Entergy New Orleans (19 to Form 10-Q for the quarter ended September 30, 1984 in 1-3517).

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

(e) 37-- Contract for Disposal of Spent Nuclear Fuel and/or High-Level Radioactive Waste, dated February 2, 1984, among DOE, System Fuels and Entergy Louisiana (10(d)33 to Form 10-K for the year ended December 31, 1984 in 1-8474).

(e)    38--   Operating Agreement between Entergy Operations  and
       Entergy  Louisiana, dated as of June 6,  1990  (B-2(c)  to
       Rule 24 Certificate dated June 15, 1990 in 70-7679).

(e)    39--    Guarantee  Agreement between  Entergy  Corporation
       and  Entergy  Louisiana, dated as of  September  20,  1990
       (B-2(a),  to Rule 24 Certificate dated September 27,  1990 in 70-7757).

+(e)   40--    Executive Financial Counseling Program of  Entergy
       Corporation and Subsidiaries (10(a) 52 to Form 10-K for the year ended December 31, 1989 in 1-3517).

+(e)   41--    Entergy Corporation Annual Incentive  Plan  (10(a)
       54 to Form 10-K for the year ended December 31, 1989 in 1-3517).

+(e)   42--    Equity  Ownership Plan of Entergy Corporation  and
       Subsidiaries (A-4(a) to Rule 24 Certificate dated May  24,
       1991 in 70-7831).

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

+(e)   49--    Summary  Description of Retired  Outside  Director
       Benefit  Plan  (10(c)90 to Form 10-K for  the  year  ended
       December 31, 1992 in 1-10764).

+(e)   50--    Amendment to Defined Contribution Restoration Plan
       of  Entergy Corporation and Subsidiaries (10(a) 81 to Form
       10-K for the year ended December 31, 1993 in 1-11299).

+(e)   51--    System Executive Retirement Plan (10(a) 82 to Form
       10-K for the year ended December 31, 1993 in 1-11299).

(e)    52--    Installment Sale Agreement, dated July  20,  1994,
       between   Entergy   Louisiana  and  St.  Charles   Parish,
       Louisiana  (B-6(e) to Rule 24 Certificate dated August  1,
       1994 in 70-7822).

(e)    53--    Installment  Sale  Agreement,  dated  November  1,
       1995,  between  Entergy Louisiana and St. Charles  Parish,
       Louisiana  (B-6(a) to Rule 24 Certificate  dated  December
       19, 1995 in 70-8487).

(e)    54--    Refunding Agreement (Series 1999-A), dated  as  of
       June 1, 1999, between Entergy Louisiana and Parish of  St.
       Charles,   State   of  Louisiana  (B-6(a)   to   Rule   24
       Certificate dated July 6, 1999 in 70-9141).

(e)    55--    Refunding Agreement (Series 1999-B), dated  as  of
       June 1, 1999, between Entergy Louisiana and Parish of  St.
       Charles,   State   of  Louisiana  (B-6(b)   to   Rule   24
       Certificate dated July 6, 1999 in 70-9141).

(e)    56--    Refunding Agreement (Series 1999-C), dated  as  of
       October  1, 1999, between Entergy Louisiana and Parish  of
       St.  Charles,  State  of Louisiana  (B-11(a)  to  Rule  24
       Certificate dated October 15, 1999 in 70-9141).

(e)    57--    Agreement  as to Expenses and Liabilities  between
       Entergy Louisiana, Inc. and Entergy Louisiana Capital I dated July 16, 1996 (4(d) to Form 10-Q for the quarter ended June 30, 1996 in 1-8474).

Entergy Mississippi

(f) 1 -- Agreement dated April 23, 1982, among Entergy Mississippi and certain other System companies, relating to System Planning and Development and Intra-System Transactions (10(a) 1 to Form 10-K for the year ended December 31, 1982 in 1-3517).

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
       of April 1, 1963 (D in 37-63).

(f)    7  --    Amendment,  dated January  1,  1972,  to  Service
       Agreement  with  Entergy  Services  (A  to  Notice,  dated
       October 14, 1971 in 37-63).

(f)    8  --    Amendment,  dated  April  27,  1984,  to  Service
       Agreement with Entergy Services (10(a) 7 to Form 10-K for the year ended December 31, 1984 in 1-3517).

(f)    9  --    Amendment, dated as of August 1, 1988, to Service
       Agreement with Entergy Services (10(e) 8 to Form 10-K for the year ended December 31, 1988 in 0-320).

(f)    10--    Amendment,  dated  January  1,  1991,  to  Service
       Agreement with Entergy Services (10(e) 9 to Form 10-K for the year ended December 31, 1990 in 0-320).

(f)    11--    Amendment,  dated  January  1,  1992,  to  Service
       Agreement with Entergy Services (10(a)-11 to Form 10-K for the year ended December 31, 1994 in 1-3517).

(f)    12 through
(f)    25--   See 10(a)-12 - 10(a)-25above.

(f)    26--    Installment Sale Agreement, dated as  of  June  1,
       1974,  between Entergy Mississippi and Washington  County,
       Mississippi  (B-2(a) to Rule 24 Certificate  dated  August
       1, 1974 in 70-5504).

(f)    27--    Amended  and Restated Installment Sale  Agreement,
       dated  as  of  April 1, 1994, between Entergy  Mississippi
       and   Warren  County,  Mississippi  (B-6(a)  to  Rule   24
       Certificate dated May 4, 1994 in 70-7914).

(f)    28--    Amended  and Restated Installment Sale  Agreement,
       dated  as  of  April 1, 1994, between Entergy  Mississippi and  Washington County, Mississippi, (B-6(b)  to  Rule  24
       Certificate dated May 4, 1994 in 70-7914).

(f)    29--    Refunding  Agreement, dated as  of  May  1,  1999,
       between   Entergy  Mississippi  and  Independence  County,
       Arkansas  (B-6(a)  to Rule 24 Certificate  dated  June  8,
       1999 in 70-8719).

(f)    30--    Substitute Power Agreement, dated  as  of  May  1,
       1980,  among Entergy Mississippi, System Energy and  SMEPA
       (B-3(a) in 70-6337).

(f)    31--     Amendment,  dated  December  4,  1984,   to   the
       Independence  Steam  Electric Station Operating  Agreement
       (10(c)  51  to  Form 10-K for the year ended December  31,
       1984 in 0-375).

(f)    32--     Amendment,  dated  December  4,  1984,   to   the
       Independence  Steam  Electric Station Ownership  Agreement
       (10(c)  54  to  Form 10-K for the year ended December  31,
       1984 in 0-375).

(f)    33--    Owners  Agreement, dated November 28, 1984,  among
       Entergy Arkansas, Entergy Mississippi and other co-owners of the Independence Station (10(c) 55 to Form 10-K for the year ended December 31, 1984 in 0-375).

(f) 34-- Consent, Agreement and Assumption, dated December 4, 1984, among Entergy Arkansas, Entergy Mississippi, other co-owners of the Independence Station and United States Trust Company of New York, as Trustee (10(c) 56 to Form 10-K for the year ended December 31, 1984 in 0-375).

(f)    35--    Reallocation Agreement, dated as of July 28, 1981,
       among  System  Energy and certain other  System  companies
       (B-1(a) in 70-6624).

+(f)   36--    Post-Retirement Plan (10(d) 24 to  Form  10-K  for
       the year ended December 31, 1983 in 0-320).

(f) 37-- Unit Power Sales Agreement, dated as of June 10, 1982, between System Energy and Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans (10(a) 39 to Form 10-K for the year ended December 31, 1982 in 1-3517).

(f) 38-- First Amendment to the Unit Power Sales Agreement, dated as of June 28, 1984, between System Energy and Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans (19 to Form 10-Q for the quarter ended September 30, 1984 in 1-3517).

(f)    39--    Revised  Unit  Power Sales  Agreement  (10(ss)  in
       33-4033).

(f)    40--    Sales  Agreement,  dated  as  of  June  21,  1974,
       between  System Energy and Entergy Mississippi (D to  Rule
       24 Certificate dated June 26, 1974 in 70-5399).

(f)    41--    Service  Agreement, dated as  of  June  21,  1974,
       between  System Energy and Entergy Mississippi (E to  Rule
       24 Certificate dated June 26, 1974 in 70-5399).

(f)    42--     Partial  Termination  Agreement,  dated   as   of
       December  1,  1986,  between  System  Energy  and  Entergy
       Mississippi (A-2 to Rule 24 Certificate dated  January  8,
       1987 in 70-5399).

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

+(f)   47--    Executive Financial Counseling Program of  Entergy
       Corporation and Subsidiaries (10(a) 52 to Form 10-K for the year ended December 31, 1989 in 1-3517).

+(f)   48--    Entergy Corporation Annual Incentive  Plan  (10(a)
       54 to Form 10-K for the year ended December 31, 1989 in 1-3517).

+(f)   49--    Equity  Ownership Plan of Entergy Corporation  and
       Subsidiaries (A-4(a) to Rule 24 Certificate dated May  24,
       1991 in 70-7831).

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

+(f)   56--    Summary  Description of Retired  Outside  Director
       Benefit  Plan  (10(c)-90 to Form 10-K for the  year  ended
       December 31, 1992 in 1-10764).

+(f)   57--    Amendment to Defined Contribution Restoration Plan
       of  Entergy Corporation and Subsidiaries (10(a) 81 to Form
       10-K for the year ended December 31, 1993 in 1-11299).

+(f)   58--    System Executive Retirement Plan (10(a) 82 to Form
       10-K for the year ended December 31, 1993 in 1-11299).

Entergy New Orleans

(g) 1 -- Agreement, dated April 23, 1982, among Entergy New Orleans and certain other System companies, relating to System Planning and Development and Intra-System Transactions (10(a)-1 to Form 10-K for the year ended December 31, 1982 in 1-3517).

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
       Agreement with Entergy Services (10(a)7 to Form 10-K for the year ended December 31, 1984 in 1-3517).

(g)    9  --    Amendment, dated as of August 1, 1988, to Service
       Agreement with Entergy Services (10(f)-8 to Form 10-K for the year ended December 31, 1988 in 0-5807).

(g)    10--    Amendment,  dated  January  1,  1991,  to  Service
       Agreement with Entergy Services (10(f)-9 to Form 10-K for the year ended December 31, 1990 in 0-5807).

(g)    11--    Amendment,  dated  January  1,  1992,  to  Service
       Agreement with Entergy Services (10(a)-11 to Form 10-K for year ended December 31, 1994 in 1-3517).

(g)    12 through
(g)    25--   See 10(a)-12 - 10(a)-25 above.

(g)    26--    Reallocation Agreement, dated as of July 28, 1981,
       among  System  Energy and certain other  System  companies
       (B-1(a) in 70-6624).

+(g)   27--    Post-Retirement Plan (10(e) 22 to  Form  10-K  for
       the year ended December 31, 1983 in 1-1319).

(g) 28-- Unit Power Sales Agreement, dated as of June 10, 1982, between System Energy and Entergy Arkansas, Entergy Louisiana, Entergy Mississippi and Entergy New Orleans (10(a) 39 to Form 10-K for the year ended December 31, 1982 in 1-3517).

(g) 29-- First Amendment to the Unit Power Sales Agreement, dated as of June 28, 1984, between System Energy and Entergy Arkansas, Entergy Louisiana, Entergy Mississippi and Entergy New Orleans (19 to Form 10-Q for the quarter ended September 30, 1984 in 1-3517).

(g)    30--    Revised  Unit  Power Sales  Agreement  (10(ss)  in
       33-4033).

(g)    31--    Transfer  Agreement, dated as of  June  28,  1983,
       among  the  City of New Orleans, Entergy New  Orleans  and
       Regional  Transit Authority (2(a) to Form 8-K  dated  June
       24, 1983 in 1-1319).

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

+(g)   36--    Executive Financial Counseling Program of  Entergy
       Corporation and Subsidiaries (10(a)52 to Form 10-K for the year ended December 31, 1989 in 1-3517).

+(g)   37--    Entergy Corporation Annual Incentive Plan (10(a)54
       to Form 10-K for the year ended December 31, 1989 in 1-3517).

+(g)   38--    Equity  Ownership Plan of Entergy Corporation  and
       Subsidiaries (A-4(a) to Rule 24 Certificate dated May  24,
       1991 in 70-7831).

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

+(g)   45--    Summary  Description of Retired  Outside  Director
       Benefit  Plan  (10(c)-90 to Form 10-K for the  year  ended
       December 31, 1992 in 1-10764).

+(g)   46--    Amendment to Defined Contribution Restoration Plan
       of  Entergy Corporation and Subsidiaries (10(a) 81 to Form
       10-K for the year ended December 31, 1993 in 1-11299).

+(g)   47--    System Executive Retirement Plan (10(a) 82 to Form
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

*(c)            Entergy  Louisiana's  Computation  of  Ratios  of
   Earnings to Fixed Charges and of Earnings to Fixed Charges and Preferred Dividends, as defined.

*(d)            Entergy  Mississippi's Computation of  Ratios  of
   Earnings to Fixed Charges and of Earnings to Fixed Charges and Preferred Dividends, as defined.

*(e)            Entergy  New Orleans' Computation  of  Ratios  of
   Earnings to Fixed Charges and of Earnings to Fixed Charges and Preferred Dividends, as defined.

*(f)      System  Energy's Computation of Ratios of  Earnings  to
          Fixed Charges, as defined.

*(21)  Subsidiaries of the Registrants

(23)  Consents of Experts and Counsel

*(a) The consent of PricewaterhouseCoopers LLP is contained herein at page 240.

*(24)  Powers of Attorney


_________________

*  Filed herewith.
+  Management contracts or compensatory plans or arrangements.