Form 10-Q
period 2001-03-31
ENTERGY CORP /DE/; ENTERGY ARKANSAS INC; ENTERGY GULF STATES INC; ENTERGY LOUISIANA INC; ENTERGY MISSISSIPPI INC; ENTERGY NEW ORLEANS INC; SYSTEM ENERGY RESOURCES INC
filed 2001-05-11
CIK 65984, 7323, 44570, 60527, 66901, 71508, 202584

_________________________________________________________________________
                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                              FORM 10-Q


(Mark One)
  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended March 31, 2001

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

Yes     X      No

Common Stock Outstanding                   Outstanding at April 30, 2001
Entergy Corporation      ($0.01 par value)             220,713,500

      Entergy Corporation, Entergy Arkansas, Inc., Entergy Gulf States, Inc., Entergy Louisiana, Inc., Entergy Mississippi, Inc., Entergy New Orleans, Inc., and System Energy Resources, Inc. separately file this combined Quarterly Report on Form 10-Q. Information contained herein relating to any individual company is filed by such company on its own behalf. Each company reports herein only as to itself and makes no other representations whatsoever as to any other company. This combined Quarterly Report on Form 10-Q supplements and updates the Annual Report on Form 10-K for the calendar year ended December 31, 2000, filed by the individual registrants with the SEC, and should be read in conjunction therewith.


                       Forward-Looking Information

      The following constitutes a "Safe Harbor" statement under the Private Securities Litigation Reform Act of 1995: Investors are cautioned that forward-looking statements contained herein with respect to the revenues, earnings, performance, strategies, prospects and other aspects of the business of Entergy Corporation, Entergy Arkansas, Inc., Entergy Gulf States, Inc., Entergy Louisiana, Inc., Entergy Mississippi, Inc., Entergy New Orleans, Inc., and System Energy Resources, Inc. and their affiliated companies may involve risks and uncertainties. A number of factors could cause actual results or outcomes to differ materially from those indicated by such forward-looking statements. These factors include, but are not limited to, risks and uncertainties relating to:
the   effects  of  weather,  the  performance  of  generating  units  and transmission systems, the possession of nuclear materials, fuel and purchased power prices and availability, the effects of regulatory decisions and changes in law, litigation, capital spending requirements, the onset of competition, including the ability to recover net regulatory assets and other potential stranded costs, the effects of recent developments in the California electricity market on the utility industry nationally, advances in technology, changes in accounting standards, corporate restructuring and changes in capital structure, the success of new business ventures, changes in the markets for electricity and other energy-related commodities, changes in interest rates and in financial and foreign currency markets generally, the economic climate and growth in Entergy's service territories, changes in corporate strategies, and other factors.

                  ENTERGY CORPORATION AND SUBSIDIARIES
                 INDEX TO QUARTERLY REPORT ON FORM 10-Q
                             March 31, 2001
                                                        Page Number

Definitions                                                 1
Management's Financial Discussion and Analysis -
 Significant Factors and Known Trends                       3
Management's Financial Discussion and Analysis -
 Liquidity and Capital Resources                            5
Results of Operations and Financial Statements:
  Entergy Corporation and Subsidiaries:
     Results of Operations                                  9
     Consolidated Statements of Income                     13
     Consolidated Statements of Cash Flows                 14
     Consolidated Balance Sheets                           16
     Consolidated Statements of Retained Earnings,
      Comprehensive Income and Paid-In Capital             18
     Selected Operating Results                            19
  Entergy Arkansas, Inc.:
     Results of Operations                                 20
     Income Statements                                     23
     Statements of Cash Flows                              25
     Balance Sheets                                        26
     Selected Operating Results                            28
  Entergy Gulf States, Inc.:
     Results of Operations                                 29
     Income Statements                                     31
     Statements of Cash Flows                              33
     Balance Sheets                                        34
     Selected Operating Results                            36
  Entergy Louisiana, Inc.:
     Results of Operations                                 37
     Income Statements                                     39
     Statements of Cash Flows                              41
     Balance Sheets                                        42
     Selected Operating Results                            44
  Entergy Mississippi, Inc.:
     Results of Operations                                 45
     Income Statements                                     47
     Statements of Cash Flows                              49
     Balance Sheets                                        50
     Selected Operating Results                            52
  Entergy New Orleans, Inc.:
     Results of Operations                                 53
     Income Statements                                     55
     Statements of Cash Flows                              57
     Balance Sheets                                        58
     Selected Operating Results                            60
  System Energy Resources, Inc.:
     Results of Operations                                 61
     Income Statements                                     62
     Statements of Cash Flows                              63
     Balance Sheets                                        64
Notes to Financial Statements for Entergy Corporation
 and Subsidiaries                                          66
Part II:
  Item 1.  Legal Proceedings                               74
  Item 5.  Other Information                               74
  Item 6.  Exhibits and Reports on Form 8-K                74
Signature                                                  77

                               DEFINITIONS

Certain abbreviations or acronyms used in the text are defined below:

   Abbreviation or Acronym        Term

AFUDC                    Allowance for Funds Used During Construction
ALJ                      Administrative Law Judge
ANO 1 and 2              Units  1  and  2 of Arkansas Nuclear  One  Steam
                         Electric Generating Station (nuclear)
APSC                     Arkansas Public Service Commission
Board                    Board of Directors of Entergy Corporation
BPS                      British pounds sterling
Cajun                    Cajun Electric Power Cooperative, Inc.
Capital Funds Agreement  Agreement,  dated  as  of  June  21,  1974,   as
                         amended,  between  System  Energy  and   Entergy
                         Corporation, and the assignments thereof
CitiPower                CitiPower Pty., an electric distribution company
                         serving  Melbourne,  Australia  and  surrounding
                         suburbs, which was acquired by Entergy effective
                         January   5,  1996,  and  was  sold  by  Entergy
                         effective December 31, 1998
Council                  Council of the City of New Orleans, Louisiana
domestic utility
 companies               Entergy  Arkansas, Entergy Gulf States,  Entergy
                         Louisiana, Entergy Mississippi, and Entergy  New
                         Orleans, collectively
EPA                      United States Environmental Protection Agency
EWG                      Exempt wholesale generator under PUHCA
Entergy                  Entergy  Corporation and its various direct  and
                         indirect subsidiaries
Entergy Arkansas         Entergy Arkansas, Inc.
Entergy Corporation      Entergy Corporation, a Delaware corporation
Entergy Gulf States      Entergy Gulf States, Inc., including its  wholly
                         owned subsidiaries - Varibus Corporation, GSG&T,
                         Inc.,  Prudential Oil & Gas, Inc., and  Southern
                         Gulf Railway Company
Entergy-Koch             Entergy-Koch,  L.P.,  a  joint  venture  equally
                         owned by Entergy and Koch Industries, Inc.
Entergy London           Entergy London Investments plc, formerly Entergy
                         Power   UK  plc  (including  its  wholly   owned
                         subsidiary, London Electricity plc),  which  was
                         sold by Entergy effective December 4, 1998
Entergy Louisiana        Entergy Louisiana, Inc.
Entergy Mississippi      Entergy Mississippi, Inc.
Entergy New Orleans      Entergy New Orleans, Inc.
FERC                     Federal Energy Regulatory Commission
FitzPatrick              James A. FitzPatrick nuclear power plant, 825 MW
                         facility   located   near  Oswego,   New   York,
                         purchased in November 2000, from New York  Power
                         Authority   by  Entergy's  domestic  non-utility
                         nuclear business
FUCO                     Exempt foreign utility company under PUHCA
Form 10-K                The  combined Annual Report on Form 10-K for the
                         year ended December 31, 2000 of Entergy, Entergy
                         Arkansas,    Entergy   Gulf   States,    Entergy
                         Louisiana,  Entergy  Mississippi,  Entergy   New
                         Orleans, and System Energy
Grand Gulf 1             Unit  No. 1 of the Grand Gulf Nuclear Generation
                         Plant
GGART                    Grand Gulf Accelerated Recovery Tariff
GWH                      One million kilowatt-hours
Independence             Independence  Steam  Electric  Station   (coal),
                         owned  16%  by Entergy Arkansas, 25% by  Entergy
                         Mississippi, and 7% by Entergy Power
Indian Point 3           Indian  Point  3  nuclear power  plant,  980  MW
                         facility  located  in  Westchester  County,  New
                         York, purchased in November 2000, from New  York
                         Power  Authority  by  Entergy's  domestic   non-
                         utility nuclear business
LPSC                     Louisiana Public Service Commission

Abbreviation or Acronym       Term

Merger Agreement         Agreement and Plan of Merger dated July 30, 2000
                         by   and   between        FPL   Group,   Entergy
                         Corporation,  WCB  Holding  Corporation,  Ranger
                         Acquisition  Corporation  and  Ring  Acquisition
                         Corporation, which was   mutually terminated  on
                         April 1, 2001
MPSC                     Mississippi Public Service Commission
MW                       Megawatt(s)
Net revenue              Operating revenue net of fuel, fuel-related, and
                         purchased   power  expenses;  other   regulatory
                         credits; and amortization of rate deferrals
NRC                      Nuclear Regulatory Commission
NYPA                     New York Power Authority
Pilgrim                  Pilgrim Nuclear Station, 670 MW facility located
                         in  Plymouth,  Massachusetts purchased  in  July
                         1999 from Boston Edison by Entergy's non-utility
                         nuclear power business
PUCT                     Public Utility Commission of Texas
PUHCA                    Public  Utility Holding Company Act of 1935,  as
                         amended
River Bend               River  Bend  Steam  Electric Generating  Station
                         (nuclear)
SEC                      Securities and Exchange Commission
SFAS                     Statement  of Financial Accounting Standards  as
                         promulgated   by   the   Financial    Accounting
                         Standards Board
System Agreement         Agreement,   effective  January  1,   1983,   as
                         modified,  among the domestic utility  companies
                         relating  to the sharing of generating  capacity
                         and other power resources
System Energy            System Energy Resources, Inc.
Unit Power Sales
 Agreement               Agreement, dated as of June 10, 1982, as amended
                         and  approved  by FERC, among Entergy  Arkansas,
                         Entergy  Louisiana, Entergy Mississippi, Entergy
                         New  Orleans, and System Energy, relating to the
                         sale of capacity and energy from System Energy's
                         share of Grand Gulf 1
Waterford 3              Unit No. 3 (nuclear) of the Waterford Plant
White Bluff              White  Bluff Steam Electric Generating  Station,
                         57% owned by Entergy Arkansas

                  ENTERGY CORPORATION AND SUBSIDIARIES

             MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                  SIGNIFICANT FACTORS AND KNOWN TRENDS


      See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - SIGNIFICANT FACTORS AND KNOWN TRENDS" in the Form 10-K for a discussion of the increasing competitive pressures facing Entergy and the electric utility industry, as well as market risks and other significant issues affecting Entergy. See "Item 1. Business - BUSINESS OF ENTERGY - Industry Restructuring and Competition" in the Form 10-K for issues concerning the timing and implementation of Entergy's transition to competition, including potential conflicts among Entergy's regulated jurisdictions. Although transition to competition filings have been made in all jurisdictions, proceedings have not yet commenced in all cases. Set forth below are updates to the information contained therein.

Business Combination with FPL Group

      On July 30, 2000, Entergy Corporation and FPL Group, Inc. entered into a Merger Agreement providing for a business combination that would have resulted in the creation of a new company. On April 1, 2001, Entergy Corporation and FPL Group terminated the Merger Agreement by mutual decision. Both companies agreed that no termination fee is payable under the terms of the Merger Agreement, unless within nine months of the termination one party agrees to a substantially similar transaction with another party. Each company will bear its own merger-related expenses. Entergy has filed for withdrawal of its merger-related filings submitted to the FERC, the SEC, and state and local regulatory agencies.

Domestic Transition to Competition

Federal Regulatory Activity

Open Access Transmission and Entergy's Transco Proposal

      See "Open Access Transmission and Entergy's Transco Proposal" in "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - SIGNIFICANT FACTORS AND KNOWN TRENDS" in the Form 10-K for a discussion of FERC's Order 2000 and Entergy's proposed Transco.

      In March 2001, FERC issued an order that found the Transco's governance structure met the independence requirements of Order 2000. However, FERC concluded that it could not at this time finally approve the Southwest Power Pool (SPP) Partnership regional transmission organization (RTO) as satisfying the scope and configuration requirements of Order 2000. FERC raised the following three issues:

     o the current SPP transmission owners that intend to commit their facilities to the Transco must file an application with the FERC to transfer control of their transmission facilities to the SPP Partnership RTO;
     o the Transco and SPP should investigate participation in the proposed RTO by neighboring utilities; and
     o the Transco and SPP must provide the FERC with more details on the structure of the proposed RTO.

     FERC directed SPP and Entergy to file a report that responds to these issues by May 25, 2001.

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

     In April 2001, Entergy Arkansas filed with the APSC a proposal to recover, over approximately a five and one-half year period beginning July 2001, $155 million in costs, plus carrying charges, associated with power restoration during the December 2000 ice storms. No assurance can be given as to the outcome or timing of this proceeding.

Continued Application of SFAS 71 and Stranded Cost Exposure

     See "Continued Application of SFAS 71 and Stranded Cost Exposure" in "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - SIGNIFICANT FACTORS AND KNOWN TRENDS" in the Form 10-K for a discussion of the potential effects of discontinuation of SFAS 71 for the generation portion of Entergy's business as well as Entergy's exposure to stranded costs. Final resolution of the regulatory proceedings regarding the transition to competition of Entergy Gulf States' Texas generation business will likely require the discontinuance of the application of SFAS 71 accounting treatment to that business, which management expects to occur in the second quarter of 2001. The regulatory proceedings are discussed in "Domestic Transition to Competition - State Regulatory and Legislative Activity - Texas" in "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - SIGNIFICANT FACTORS AND KNOWN TRENDS" in the Form 10-K and that discussion is updated in Note 2 to the financial statements herein.
There may be a material adverse impact on Entergy's and Entergy Gulf States' financial statements upon the discontinuance of SFAS 71 accounting treatment.

                  ENTERGY CORPORATION AND SUBSIDIARIES

             MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                     LIQUIDITY AND CAPITAL RESOURCES


Cash Flows

Operations

      Net cash flow provided by (used in) operations for Entergy, the domestic utility companies, and System Energy for the first quarter of 2001 and 2000 was as follows:

                                 First        First
             Company            Quarter      Quarter
                                 2001         2000
                                     (In Millions)

     Entergy                    $184.6       $329.7
     Entergy Arkansas           $ 30.5       $ 36.5
     Entergy Gulf States        $ 90.7       $ 81.5
     Entergy Louisiana          $ 49.0       $ 33.9
     Entergy Mississippi        ($70.7)      ($63.6)
     Entergy New Orleans        ($20.6)      $  4.5
     System Energy              $ 72.7       $188.5

     Entergy's consolidated cash flow from operations decreased primarily due to a decrease, excluding the effect of money pool activity, of $195 million in cash provided by the domestic utility companies and System Energy. The decrease was partially offset by an increase of $56.8 million in cash provided by the domestic non-utility nuclear business, primarily from the operation of Fitzpatrick and Indian Point 3. FitzPatrick and Indian Point 3 were purchased in November 2000. The decrease by the domestic utility companies and System Energy was primarily due to payments for higher fuel costs and for restoration costs associated with the December 2000 ice storms in Arkansas. These payments were made primarily from borrowings from the money pool and external lines of credit, which are discussed below.

     The operating cash flows of the domestic utility companies were also affected by the following increases (decreases) in money pool borrowings in 2001:

                                         First Quarter
                   Company                   2001
                                         (In Millions)

          Entergy Arkansas                  $45.1
          Entergy Gulf States               $69.4
          Entergy Mississippi              ($32.2)
          Entergy New Orleans               $ 3.2

For the lenders to the money pool, Entergy Louisiana's money pool receivables increased $14.4 million and System Energy's money pool receivables increased $20.4 million in the first quarter of 2001. System Energy's money pool receivables decreased $105.8 million in the first quarter of 2000.

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

Investing Activities

     Net cash used in investing activities increased compared with the first quarter of 2000 primarily due to the following:

     o capital contributions made in the formation of Entergy-Koch, L.P., a joint venture with Koch Industries, Inc.;
     o payments made by Entergy Wholesale Operations for turbines;
     o the maturity of other temporary investments in 2000; and
     o the under-recovery of deferred fuel costs incurred in 2001 at certain of the domestic utility companies due to higher market prices of fuel and purchased power expenses. Entergy Arkansas and the Texas portion of Entergy Gulf States have treated these costs as regulatory investments because these companies are allowed by their regulatory jurisdictions to recover the accumulated fuel cost regulatory asset over longer than a twelve month period, and the companies will earn a return on the under-recovered balances.

Decreased construction expenditures due to completion of construction of the Saltend and Damhead Creek plants partially offset the overall increase in cash used in 2001.

Financing Activities

      Net cash provided by financing activities decreased compared with the first quarter of 2000 primarily due to:

     o a higher amount of debt issued by the domestic utility companies in 2000 than in 2001; and
     o no additional borrowings in 2001 under the Saltend and Damhead Creek credit facilities due to the completion of construction of the plants.

Partially offsetting the overall decrease in cash provided were the following:

     o a lower amount of debt retirements by the domestic utility companies in 2001; and
     o repurchases of Entergy Corporation common stock made in 2000 compared to none made in the first quarter of 2001. Entergy anticipates limited repurchase activity for the remainder of 2001, as it considers various growth investment opportunities.

Entergy Arkansas, Entergy Louisiana, and Entergy Mississippi all obtained credit facilities during the first quarter of 2001 and borrowed under these facilities to their full capacity during the quarter. The cash provided by the borrowings from these credit facilities is offset by the decreased amount of draws made by Entergy Corporation on its credit facility during the first quarter of 2001 compared to the first quarter of 2000. See "Capital Resources - Sources of Capital" for further discussion of these facilities.

                  ENTERGY CORPORATION AND SUBSIDIARIES

             MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                     LIQUIDITY AND CAPITAL RESOURCES


Capital Resources

      See MANAGEMENT'S DISCUSSION AND ANALYSIS - LIQUIDITY AND CAPITAL RESOURCES - Capital Resources" in the Form 10-K for a discussion of Entergy's sources of funds and capital requirements. The following are updates to the Form 10-K.

Sources of Capital

      As discussed in the Form 10-K, certain of the domestic utility companies have issued or expect to issue debt in 2001. See Note 4 to the financial statements herein for details regarding debt issued in 2001.

      Short-term borrowings by the domestic utility companies and System Energy, including borrowings under the money pool, are limited to amounts authorized by the SEC. See Note 4 to the financial statements in the
Form 10-K for further discussion of Entergy's short-term borrowing limits. In 2001, Entergy received SEC approval to increase the authorized limits for the following companies, as follows:

           Company              Previous Limit     Current Limit
  Entergy Mississippi           $103 million       $160 million
  Entergy New Orleans           $ 35 million       $100 million
  Other Entergy Subsidiaries    $265 million       $420 million

The approval increased the current SEC authorized short-term borrowing limits for the domestic utility companies and System Energy from $1.078 billion to $1.2 billion. The SEC authorized limits are effective through November 30, 2001.

      The following companies have borrowings outstanding from the money pool at March 31, 2001:

                                        Outstanding
                Company                 Borrowings
      Entergy Arkansas                $ 75.8 million
      Entergy Gulf States             $ 45.9 million
      Entergy Mississippi             $  1.0 million
      Entergy New Orleans             $  8.9 million
      Other Entergy Subsidiaries      $106.3 million

      Entergy Arkansas, Entergy Louisiana, and Entergy Mississippi each obtained 364-day credit facilities in 2001, and the lines have been fully drawn. Entergy Arkansas used the proceeds primarily to pay for costs incurred in the December 2000 ice storms. Entergy Louisiana and Entergy Mississippi used the proceeds for general corporate purposes and working capital needs. The facilities have variable interest rates and the average commitment fee is 0.13%. The amounts and dates obtained for the facilities are as follows:

                               Amount of
             Company            Facility        Date Obtained

       Entergy Arkansas       $63 million     January 31, 2001
       Entergy Louisiana      $30 million     January 31, 2001
       Entergy Mississippi    $25 million     February 2, 2001

      Entergy Corporation has a $500 million bank credit facility, which was fully drawn as of March 31, 2001. The facility terminates in mid-May 2001, and Entergy expects to renew and possibly increase the facility prior to its expiration.

                  ENTERGY CORPORATION AND SUBSIDIARIES

             MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                     LIQUIDITY AND CAPITAL RESOURCES


Uses of Capital

PUHCA Restrictions on Uses of Capital

      Entergy's ability to invest in domestic and foreign generation businesses is subject to the SEC's regulations under PUHCA. As authorized by the SEC, Entergy is allowed to invest an amount equal to 100% of its average consolidated retained earnings in domestic and foreign generation businesses. As of March 31, 2001, Entergy's investments subject to this rule totaled $918.5 million constituting 28.3% of its average consolidated retained earnings.

      See "PUHCA Restrictions on Uses of Capital" in "MANAGEMENT'S DISCUSSION AND ANALYSIS - LIQUIDITY AND CAPITAL RESOURCES" in the Form 10-K for a discussion of other PUHCA restrictions affecting Entergy, such as its capacity to invest in "energy-related" businesses and its ability to guarantee obligations of its non-utility subsidiaries.

Other Uses of Capital by Entergy Corporation

      For the first quarter of 2001, Entergy Corporation paid $66.7 million in cash dividends on its common stock and received dividend payments and returns of capital totaling $70.1 million from subsidiaries. Declarations of dividends on Entergy's common stock are made at the discretion of the Board. The Board evaluates the level of Entergy common stock dividends based upon Entergy's earnings, financial strength, and capital requirements. Restrictions on the ability of Entergy's subsidiaries to pay dividends are discussed in Note 8 to the financial statements in the Form 10-K.

Non-Utility Nuclear Business

      In connection with the acquisition of the FitzPatrick and Indian Point 3 nuclear power plants, the installment payments due by Entergy to NYPA must be secured by a letter of credit from an eligible financial institution. On November 21, 2000, upon closing of the acquisition of the NYPA plants, Entergy delivered a $577 million letter of credit, with NYPA as beneficiary, in accordance with the terms of such agreement. The letter of credit was backed by cash collateral, and this cash is reflected in the balance sheet as "Special deposits." In January 2001, Entergy replaced $440 million of the cash collateral with an Entergy Corporation guarantee. Most of the cash released by this guarantee was used to fund Entergy's contributions to the Entergy-Koch joint venture discussed below under "Joint Ventures."

Joint Ventures

      On January 31, 2001, subsidiaries of Entergy and Koch Industries, Inc. formed a new limited partnership called Entergy-Koch, L.P. Entergy contributed substantially all of its power marketing and trading business in the United States and the United Kingdom and made other contributions, including equity and loans, totaling $414 million. Koch Energy, Inc. contributed to the venture its 9,000-mile Koch Gateway Pipeline, gas storage facilities including the Bistineau storage facility near Shreveport, Louisiana, and Koch Energy Trading, which markets and trades electricity, gas, weather derivatives, and other energy-related commodities and services.

                  ENTERGY CORPORATION AND SUBSIDIARIES

             MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                          RESULTS OF OPERATIONS


      Entergy's consolidated earnings applicable to common stock were $154.2 million for the first quarter of 2001, resulting in increases in basic and diluted earnings per share of 67% and 64%, respectively. The increases in earnings per share in the first quarter of 2001 were also affected by Entergy's share repurchase program.

      The changes in earnings applicable to common stock by operating segments for the first quarter of 2001 are as follows:

                                                    First Quarter
Operating Segments                               Increase/(Decrease)
                                                   (In Thousands)

Domestic Utility and System Energy                      $35,933
Entergy-Koch/Power Marketing and Trading                  5,028
Domestic Non-Utility Nuclear                             18,501
Entergy Wholesale Operations (EWO)                        4,012
Other, including parent company                          (8,179)
                                                        -------
   Total                                                $55,295
                                                        =======

See Note 6 to the financial statements for additional business segment information.

     The increased earnings for the domestic utility and System Energy were primarily due to an increase in net revenues as a result of colder than normal weather in 2001, higher prices of electricity sold for resale, particularly at Entergy Gulf States and Entergy Arkansas, and a decrease in reserves for potential rate actions at Entergy Louisiana. The increases to earnings were partially offset by decreases in unbilled revenue, increases in operating expenses, and the decrease in first quarter 2000 fuel expense from a true-up of the Entergy Arkansas deferred fuel balance.

     Prior to 2001, revenues and expenses from the operation of Entergy's power marketing and trading business were consolidated in Entergy's financial statements. On January 31, 2001, Entergy contributed substantially all of its power marketing and trading business to Entergy-Koch. Entergy accounts for its share in the investment under the equity method. Therefore, in 2001 the Entergy-Koch/Power Marketing and Trading segment includes Entergy's equity in earnings attributable to Entergy-Koch. The partnership agreement contains disproportionate income allocations between the partners for several different sources of partnership earnings through 2003.

      The increase in earnings at the domestic non-utility nuclear business in 2001 was primarily due to the ownership of the FitzPatrick and Indian Point 3 plants, which Entergy purchased in November 2000.

      The increase in earnings at EWO in 2001 was primarily due to $13.9 million of liquidated damages received from the Damhead contractor as compensation for lost operating margin from the plant due to construction delays.

      Entergy's income before taxes is discussed according to the operating segments listed above. "Competitive businesses" operating revenues in the statements of income include primarily revenues generated by domestic non-utility nuclear, EWO, and for 2000 only, power marketing and trading.

                  ENTERGY CORPORATION AND SUBSIDIARIES

             MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                          RESULTS OF OPERATIONS


Domestic Utility Companies and System Energy

     The changes in electric operating revenues for Entergy's domestic utility companies for the first quarter of 2001 are as follows:

                                        First Quarter
Description                          Increase/(Decrease)
                                        (In Millions)

Base rate changes                           $1.3
Rate riders                                  3.2
Fuel cost recovery                         450.3
Volume                                       9.8
Weather                                     42.9
Other revenue (including unbilled)         (27.2)
Sales for resale                            39.3
                                          ------
   Total                                  $519.6
                                          ======

Fuel cost recovery

      The domestic utility companies are allowed to recover certain fuel and purchased power costs through fuel mechanisms included in electric rates that are recorded as fuel cost recovery revenues. The difference between revenues collected and current fuel and purchased power costs is recorded as deferred fuel costs on Entergy's financial statements such that these costs do not have a material net effect on earnings.

     Fuel cost recovery revenues increased primarily due to:

     o increased fuel recovery factors at Entergy Arkansas, Entergy Gulf States in the Texas jurisdiction, and Entergy Mississippi; and
     o higher fuel and purchased power costs recovered through fuel mechanisms at Entergy Gulf States in the Louisiana jurisdiction, Entergy Louisiana, and Entergy New Orleans due to the increased market price of natural gas.

     Along with the increase in fuel cost recovery revenues, fuel and purchased power expenses for electric sales increased approximately $438.9 million in 2001, primarily due to an increase in the market prices of purchased power, natural gas, and fuel oil, coupled with increased generation.

Other effects on electric operating revenue

      Electric sales vary seasonally in response to weather and usually peak in the summer. The effect of colder than normal winter weather conditions contributed to the increase in electric sales. For the first quarter of 2001, electricity sales volume in the domestic utility companies' service territories increased 1,052 GWH due to the impact of weather conditions. The number of customers in the domestic utility companies' service territories increased only slightly during these periods.

     Sales   for  resale  increased  due  to  higher  prices  of   resale
electricity and increased availability of energy for resale from increased net generation. The increase was partially offset by a decrease in unbilled revenues caused by less favorable sales volume in the period included in the March 2001 unbilled revenue calculation.

                  ENTERGY CORPORATION AND SUBSIDIARIES

             MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                          RESULTS OF OPERATIONS


Gas operating revenue

      Natural gas revenues increased primarily due to increased market prices for natural gas and additional sales volume due to the colder than normal winter. The increase in gas revenues was largely offset by an increase of approximately $58.8 million in fuel expenses for natural gas.

Other impacts on earnings

      The following activity also affected 2001 earnings for the domestic utility companies and System Energy:

     o an increase of $12 million in other taxes, primarily from increased franchise taxes;
     o an increase of $14.7 million in depreciation and amortization expenses due to increased net capital additions; and
     o an increase of $5.7 million in interest expense due to increased borrowings.

      Partially offsetting the above is an increase of $13.6 million in interest income, primarily on deferred fuel costs.

Entergy-Koch/Power Marketing and Trading

      As previously discussed, substantially all of Entergy's power marketing and trading business was contributed to the Entergy-Koch joint venture in 2001, and earnings from this joint venture are reported as equity in earnings of unconsolidated equity affiliates in the financial statements. As a result, this segment experienced decreased revenues and fuel and purchased power expenses of $327.8 million and $297.3 million, respectively, in 2001. The impact on earnings from the decreased revenues is more than offset by the equity in earnings from Entergy's interest in the joint venture.

Domestic Non-Utility Nuclear

      Increased earnings for the domestic non-utility nuclear business were primarily due to increased revenues of $118.5 million, primarily from the operation of the FitzPatrick and Indian Point 3 plants. The increased revenues were partially offset by the following:

     o increased operation and maintenance expenses of $55.8 million;
     o increased taxes other than income taxes of $9.4 million; and
     o increased interest expense of $8.9 million related to debt issued to purchase the FitzPatrick and Indian Point 3 plants.

Entergy Wholesale Operations

      EWO experienced an increase in operating revenues of $450.3 million primarily due to the results from its interest in Highland Energy, which was acquired in June 2000, and the results from the Saltend and Damhead Creek plants, which began commercial operation in late November 2000 and early 2001, respectively. However, the impact on earnings from the increased revenues is more than offset by increased fuel and purchased power expenses of $400.2 million, increased operation and maintenance expense of $36.8 million, and increased interest expense of $19 million. The increase in earnings from EWO was primarily due to $13.9 million ($9.7 million net of tax) of liquidated damages received from the Damhead Creek construction contractor as compensation for lost operating margin from the plant due to construction delays.

                  ENTERGY CORPORATION AND SUBSIDIARIES

             MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                          RESULTS OF OPERATIONS


Other

      Earnings for Other decreased primarily due to $21.8 million ($13.4 million) of merger-related expenses incurred by Entergy Corporation in the first quarter of 2001.

Income taxes

      The effective income tax rates for the first quarters of 2001 and 2000 were 40.3% and 43.3%, respectively. The decrease was primarily due to higher pre-tax income, which reduced the effect of flow-through items.

                   ENTERGY CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME
           For the Three Months Ended March 31, 2001 and 2000
                               (Unaudited)

                                                                     2001            2000
                                                               (In Thousands, Except Share Data)
                     OPERATING REVENUES
Domestic electric                                                  $1,872,545      $1,352,896
Natural gas                                                           110,384          45,881
Competitive businesses                                                669,498         412,715
                                                                   ----------      ----------
TOTAL                                                               2,652,427       1,811,492
                                                                   ----------      ----------

                     OPERATING EXPENSES
Operating and Maintenance:
   Fuel, fuel-related expenses, and
     gas purchased for resale                                       1,125,863         497,754
   Purchased power                                                    363,879         369,544
   Nuclear refueling outage expenses                                   17,207          18,557
   Other operation and maintenance                                    470,459         377,410
Decommissioning                                                         8,901          10,938
Taxes other than income taxes                                         102,463          79,618
Depreciation and amortization                                         203,077         178,276
Other regulatory credits - net                                         (4,842)        (14,605)
Amortization of rate deferrals                                          4,453           7,396
                                                                   ----------      ----------
TOTAL                                                               2,291,460       1,524,888
                                                                   ----------      ----------

OPERATING INCOME                                                      360,967         286,604
                                                                   ----------      ----------

                        OTHER INCOME
Allowance for equity funds used during construction                     4,943           7,695
Gain on sale of assets - net                                              588             517
Equity in earnings of unconsolidated equity affiliates                 25,064               -
Miscellaneous - net                                                    55,393          28,982
                                                                   ----------      ----------
TOTAL                                                                  85,988          37,194
                                                                   ----------      ----------

                 INTEREST AND OTHER CHARGES
Interest on long-term debt                                            128,971         113,659
Other interest - net                                                   47,914          20,283
Distributions on preferred securities of subsidiaries                   4,709           4,709
Allowance for borrowed funds used during construction                  (3,939)         (6,088)
                                                                   ----------      ----------
TOTAL                                                                 177,655         132,563
                                                                   ----------      ----------

INCOME BEFORE INCOME TAXES                                            269,300         191,235

Income taxes                                                          108,429          82,825
                                                                   ----------      ----------

CONSOLIDATED NET INCOME                                               160,871         108,410

Preferred dividend requirements and other                               6,716           9,550
                                                                   ----------      ----------

EARNINGS APPLICABLE TO
COMMON STOCK                                                         $154,155         $98,860
                                                                   ==========      ==========
Earnings per average common share:
    Basic                                                               $0.70           $0.42
    Diluted                                                             $0.69           $0.42
Dividends declared per common share                                     $0.32           $0.30
Average number of common shares outstanding:
    Basic                                                         219,917,139     236,608,445
    Diluted                                                       223,785,716     236,671,604

See Notes to Financial Statements.


                    ENTERGY CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Three Months Ended March 31, 2001 and 2000
                                (Unaudited)

                                                                              2001        2000
                                                                               (In Thousands)
                          OPERATING ACTIVITIES
Consolidated net income                                                      $160,871    $108,410
Noncash items included in net income:
  Amortization of rate deferrals                                                4,453       7,396
  Reserve for regulatory adjustments                                           28,791      19,888
  Other regulatory credits - net                                               (4,842)    (14,605)
  Depreciation, amortization, and decommissioning                             211,978     189,214
  Deferred income taxes and investment tax credits                              7,665     (30,652)
  Allowance for equity funds used during construction                          (4,943)     (7,695)
  Gain on sale of assets - net                                                   (588)       (517)
  Equity in earnings of unconsolidated equity affiliates                      (25,064)          -
Changes in working capital:
  Receivables                                                                 112,551      37,462
  Fuel inventory                                                              (48,407)    (25,783)
  Accounts payable                                                           (365,644)    (27,239)
  Taxes accrued                                                                67,693      44,026
  Interest accrued                                                            (33,367)    (25,053)
  Deferred fuel                                                               105,184      51,767
  Other working capital accounts                                                4,182      (4,917)
Provision for estimated losses and reserves                                     2,326     (19,521)
Changes in other regulatory assets                                            (73,755)     (3,741)
Other                                                                          35,470      31,298
                                                                             --------    --------
Net cash flow provided by operating activities                                184,554     329,738
                                                                             --------    --------

                          INVESTING ACTIVITIES
Construction/capital expenditures                                            (264,946)   (388,443)
Allowance for equity funds used during construction                             4,943       7,695
Nuclear fuel purchases                                                        (36,753)    (41,215)
Proceeds from sale/leaseback of nuclear fuel                                   33,740      13,952
Investment in other non-regulated/non-utility properties                      (73,990)          -
Increase in other investments                                                (365,067)          -
Proceeds from other temporary investments                                           -     321,351
Decommissioning trust contributions and realized change in trust assets       (16,406)    (12,624)
Other regulatory investments                                                  (53,637)    (19,141)
Other                                                                          24,936        (226)
                                                                             --------    --------
Net cash flow used in investing activities                                   (747,180)   (118,651)
                                                                             --------    --------

See Notes to Financial Statements.

                 ENTERGY CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
         For the Three Months Ended March 31, 2001 and 2000
                              (Unaudited)

                                                                  2001        2000
                                                                   (In Thousands)
                    FINANCING ACTIVITIES
Proceeds from the issuance of:
  Long-term debt                                                   99,506      370,465
  Common stock                                                     15,724        1,972
Retirement of long-term debt                                      (77,363)    (103,212)
Repurchase of common stock                                              -     (155,981)
Redemption of preferred stock                                      (1,999)      (2,493)
Changes in short-term borrowings - net                            231,000      230,000
Other                                                              16,673            -
Dividends paid:
  Common stock                                                    (66,655)     (71,040)
  Preferred stock                                                  (4,785)      (7,330)
                                                                 --------     --------
Net cash flow provided by financing activities                    212,101      262,381
                                                                 --------     --------

Effect of exchange rates on cash and cash equivalents              (2,068)      (1,091)
                                                                 --------     --------

Net increase (decrease) in cash and cash equivalents             (352,593)     472,377

Cash and cash equivalents at beginning of period                1,382,424    1,213,719
                                                               ----------   ----------

Cash and cash equivalents at end of period                     $1,029,831   $1,686,096
                                                               ==========   ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest - net of amount capitalized                         $206,176     $156,560
    Income taxes                                                   $1,406      $35,995
  Noncash investing and financing activities:
     Change in unrealized depreciation of
       decommissioning trust assets                               ($8,914)     ($9,906)
     Net assets contributed to Entergy-Koch                       $80,145            -

See Notes to Financial Statements.



                  ENTERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                                 ASSETS
                  March 31, 2001 and December 31, 2000
                               (Unaudited)

                                                           2001          2000
                                                            (In Thousands)
                  CURRENT ASSETS
Cash and cash equivalents:
   Cash                                                    $161,420      $157,550
   Temporary cash investments - at cost,
    which approximates market                               722,772       640,038
   Special deposits                                         145,639       584,836
                                                        -----------   -----------
       Total cash and cash equivalents                    1,029,831     1,382,424
                                                        -----------   -----------
Notes receivable                                              6,543         3,608
Accounts receivable:
  Customer                                                  527,433       497,821
  Allowance for doubtful accounts                           (10,161)       (9,947)
  Other                                                     201,011       395,518
  Accrued unbilled revenues                                 366,039       415,409
                                                        -----------   -----------
       Total receivables                                  1,084,322     1,298,801
                                                        -----------   -----------
Deferred fuel costs                                         537,362       568,331
Fuel inventory - at average cost                            142,439        93,679
Materials and supplies - at average cost                    437,548       425,357
Rate deferrals                                               12,130        16,581
Deferred nuclear refueling outage costs                      38,324        46,544
Prepayments and other                                        79,573       122,690
                                                        -----------   -----------
TOTAL                                                     3,368,072     3,958,015
                                                        -----------   -----------

          OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity                        499,247           214
Decommissioning trust funds                               1,330,343     1,315,857
Non-utility property - at cost (less accumulated            286,997       262,952
  depreciation)
Non-regulated investments                                   149,801       189,154
Other - at cost (less accumulated depreciation)              70,598        27,036
                                                        -----------   -----------
TOTAL                                                     2,336,986     1,795,213
                                                        -----------   -----------

          PROPERTY, PLANT AND EQUIPMENT
Electric                                                 25,470,142    25,137,562
Plant acquisition adjustment                                386,598       390,664
Property under capital lease                                846,006       831,822
Natural gas                                                 192,388       190,989
Construction work in progress                               743,421       936,785
Nuclear fuel under capital lease                            283,929       277,673
Nuclear fuel                                                169,062       157,603
                                                        -----------   -----------
TOTAL PROPERTY, PLANT AND EQUIPMENT                      28,091,546    27,923,098
Less - accumulated depreciation and amortization         11,645,521    11,477,352
                                                        -----------   -----------
PROPERTY, PLANT AND EQUIPMENT - NET                      16,446,025    16,445,746
                                                        -----------   -----------

         DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
    SFAS 109 regulatory asset - net                         972,696       980,266
    Unamortized loss on reacquired debt                     179,336       183,627
    Deferred fuel costs                                      75,083        95,661
    Other regulatory assets                                 873,838       792,515
Long-term receivables                                        28,710        29,575
Other                                                       911,013     1,171,278
                                                        -----------   -----------
TOTAL                                                     3,040,676     3,252,922
                                                        -----------   -----------

TOTAL ASSETS                                            $25,191,759   $25,451,896
                                                        ===========   ===========
See Notes to Financial Statements.


                    ENTERGY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                    LIABILITIES AND SHAREHOLDERS' EQUITY
                    March 31, 2001 and December 31, 2000
                                (Unaudited)

                                                                         2001        2000
                                                                         (In Thousands)
                      CURRENT LIABILITIES
Currently maturing long-term debt                                       $827,585     $464,215
Notes payable                                                            623,019      388,023
Accounts payable                                                         712,965    1,204,227
Customer deposits                                                        174,520      172,169
Taxes accrued                                                            519,370      451,811
Accumulated deferred income taxes                                        188,829      225,649
Nuclear refueling outage costs                                            13,253       10,209
Interest accrued                                                         139,424      172,033
Obligations under capital leases                                         157,239      156,907
Other                                                                    231,586      192,908
                                                                     -----------  -----------
TOTAL                                                                  3,587,790    3,438,151
                                                                     -----------  -----------

             DEFERRED CREDITS AND OTHER LIABILITIES
Accumulated deferred income taxes                                      3,282,199    3,249,083
Accumulated deferred investment tax credits                              488,509      494,315
Obligations under capital leases                                         205,830      201,873
FERC settlement - refund obligation                                       28,965       30,745
Other regulatory liabilities                                             129,995      104,841
Decommissioning                                                          761,100      749,708
Transition to competition                                                199,981      191,934
Regulatory reserves                                                      425,581      396,789
Accumulated provisions                                                   346,344      390,116
Other                                                                    705,659      853,137
                                                                     -----------  -----------
TOTAL                                                                  6,574,163    6,662,541
                                                                     -----------  -----------

Long-term debt                                                         7,351,758    7,732,093
Preferred stock with sinking fund                                         63,760       65,758
Company-obligated mandatorily redeemable
   preferred securities of subsidiary trusts holding
   solely junior subordinated deferrable debentures                      215,000      215,000

                      SHAREHOLDERS' EQUITY
Preferred stock without sinking fund                                     334,687      334,688
Common stock, $.01 par value, authorized 500,000,000
   shares; issued 248,174,087 shares in 2001 and
   248,094,614 shares in 2000                                              2,482        2,481
Paid-in capital                                                        4,663,923    4,660,483
Retained earnings                                                      3,275,548    3,190,639
Accumulated other comprehensive loss                                    (117,968)     (75,033)
Less - treasury stock, at cost (27,865,077 shares in 2001 and
   28,490,031 shares in 2000)                                            759,384      774,905
                                                                     -----------  -----------
TOTAL                                                                  7,399,288    7,338,353
                                                                     -----------  -----------

Commitments and Contingencies (Notes 1 and 2)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $25,191,759  $25,451,896
                                                                     ===========  ===========
See Notes to Financial Statements.



                    ENTERGY CORPORATION AND SUBSIDIARIES
   CONSOLIDATED STATEMENTS OF RETAINED EARNINGS, COMPREHENSIVE INCOME, AND
                               PAID-IN CAPITAL
             For the Three Months Ended March 31, 2001 and 2000
                                 (Unaudited)

                                                                        2001                    2000
                                                                              (In Thousands)
                     RETAINED EARNINGS
Retained Earnings - Beginning of period                        $3,190,639              $2,786,467

     Add  - Earnings applicable to common stock                   154,155    $154,155      98,860     $98,860

     Deduct:
        Dividends declared on common stock                         69,246                  71,658
        Capital stock and other expenses                                -                    (830)
                                                               ----------              ----------
              Total                                                69,246                  70,828
                                                               ----------              ----------

Retained Earnings - End of period                              $3,275,548              $2,814,499
                                                               ==========              ==========




ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):

Balance at beginning of period                                   ($75,033)               ($73,805)

Cumulative effect to January 1, 2001 of accounting
  change regarding fair value of derivative instruments           (29,067)          -           -           -

Net derivative instrument fair value changes
  arising during the period                                       (13,446)    (13,446)          -           -
Foreign currency translation adjustments                           (2,027)     (2,027)       (707)       (707)
Net unrealized investment gains (losses)                            1,605       1,605      (4,935)     (4,935)
                                                               ----------    --------  ----------     -------
Balance at end of period:
  Accumulated derivative instrument fair value changes            (42,513)                      -
  Other accumulated comprehensive income (loss) items             (75,455)                (79,447)
                                                               ----------              ----------
     Total                                                      ($117,968)               ($79,447)
                                                               ==========    --------  ==========     -------
Comprehensive Income                                                         $140,287                 $93,218
                                                                             ========                 =======




                      PAID-IN CAPITAL
Paid-in Capital - Beginning of period                          $4,660,483              $4,636,163

     Add:  Common stock issuances related to stock plans            3,440                     311
                                                               ----------              ----------
Paid-in Capital - End of period                                $4,663,923              $4,636,474
                                                               ==========              ==========

See Notes to Financial Statements.

                ENTERGY CORPORATION AND SUBSIDIARIES
                     SELECTED OPERATING RESULTS
          For the Three Months Ended March 31, 2001 and 2000
                             (Unaudited)

                                                       Increase/
          Description             2001        2000    (Decrease)     %
                                   (In Millions)
Domestic Electric Operating
Revenues:
  Residential                     $ 635.0    $ 468.2    $  166.8    36
  Commercial                        451.4      346.9       104.5    30
  Industrial                        653.6      453.4       200.2    44
  Governmental                       53.5       38.8        14.7    38
                                ---------  ---------    --------
    Total retail                  1,793.5    1,307.3       486.2    37
  Sales for resale                  122.5       83.2        39.3    47
  Other                             (43.5)     (37.6)       (5.9)  (16)
                                ---------  ---------    --------
    Total                       $ 1,872.5  $ 1,352.9     $ 519.6    38
                                =========  =========    ========
Billed Electric Energy
 Sales (GWH):
  Residential                       7,537      6,512       1,025    16
  Commercial                        5,574      5,280         294     6
  Industrial                       10,311     10,617        (306)   (3)
  Governmental                        615        586          29     5
                                ---------  ---------    --------
    Total retail                   24,037     22,995       1,042     5
  Sales for resale                  2,449      2,272         177     8
                                ---------  ---------    --------
    Total                          26,486     25,267       1,219     5
                                =========  =========    ========

                         ENTERGY ARKANSAS, INC.

             MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                          RESULTS OF OPERATIONS


Net Income

      Net income decreased for the first quarter of 2001 primarily due to increased depreciation expense, increased interest charges, and the effect on 2000 fuel expense of a $23.5 million true-up of the deferred fuel balance in the first quarter of 2000. The overall decrease was partially offset by increased net revenue.

Revenues and Sales

      The changes in electric operating revenues for the first quarter of 2001 are as follows:

                                      First Quarter
            Description            Increase/(Decrease)
                                      (In Millions)

Base rate changes                         ($9.3)
Rate riders                                 3.2
Fuel cost recovery                         19.6
Volume                                      8.0
Weather                                    11.9
Other revenue (including unbilled)         (8.9)
Sales for resale                           22.4
                                          -----
   Total                                  $46.9
                                          =====

Base rate changes

      Base rate changes decreased revenues for the first quarter of 2001 primarily due to the effect of block rates on residential customers and lower prices for industrial and commercial customers.

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

      Fuel cost recovery revenue increased for the first quarter of 2001 primarily due to an increase in the energy cost rate, which became effective in April 2000. The increase in the energy cost rate allows Entergy Arkansas to recover previously under-recovered fuel expenses.

Volume

     Electric sales volume increased for the first quarter of 2001 due to increased usage of 118 GWH by the residential and commercial sectors.

                         ENTERGY ARKANSAS, INC.

             MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                          RESULTS OF OPERATIONS


Weather

      Electric sales vary seasonally in response to weather and usually peak in the summer. The effect of colder than normal winter weather in the first quarter of 2001 contributed to the increase in electric sales. For the first quarter of 2001, the effect of favorable weather increased electric sales volume by 261 GWH in the residential and commercial sectors.

Other revenue (including unbilled)

      Unbilled revenue decreased for the first quarter of 2001 primarily due to the effect of less favorable weather on the period included in the March 2001 unbilled revenue calculation.

Sales for resale

      Sales for resale increased for the first quarter of 2001 primarily due to an increase in sales volume to municipalities and co-ops coupled with an increase in the average market price of energy.

Expenses

Fuel and purchased power

     Fuel and purchased power expenses increased for the first quarter of 2001 primarily due to:

     o increased market prices of natural gas and purchased power; and
     o the effect on 2000 expenses of a $23.5 million true-up of the deferred fuel balance made in the first quarter of 2000 as a result of the energy cost recovery filing.

Other operation and maintenance

      Other operation and maintenance expenses decreased for the first quarter of 2001 primarily due to decreased nuclear expenses of $4.0 million related to maintenance outages at ANO 1 in the first quarter of 2000.

Depreciation and amortization

      Depreciation and amortization expenses increased for the first quarter of 2001 primarily due to net capital additions of $420 million during 2000.

Other regulatory credits

      Other regulatory credits decreased for the first quarter of 2001 primarily due to an increase in the Grand Gulf 1 rider, which allows for increased recovery of Grand Gulf 1 costs.

Other

Other income

     Other income decreased for the first quarter of 2001 primarily due to a decrease in the allowance for equity funds used during construction due to a lower construction work in progress balance in 2001. The construction balance was lower because the ANO 2 replacement steam generators were placed in service in 2000. The decrease was partially offset by increased interest income recorded on the deferred fuel balance.

                         ENTERGY ARKANSAS, INC.

             MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                          RESULTS OF OPERATIONS


Interest charges

     Interest charges increased for the first quarter of 2001 due to:

     o the issuance of $100 million of long-term debt in March 2000;
     o interest expense on a $63 million credit facility obtained in January 2001; and
     o a decrease in the allowance for borrowed funds used during construction because of the lower construction work in progress balance in 2001.

Income taxes

      The effective income tax rates for the first quarter of 2001 and 2000 were 42.2% and 40.9%, respectively. The increase in the effective tax rate was due to decreased tax benefits from the allowance for equity funds used during construction.


                          ENTERGY ARKANSAS, INC.
                            INCOME STATEMENTS
             For the Three Months Ended March 31, 2001 and 2000
                               (Unaudited)

                                                             2001        2000
                                                               (In Thousands)
                  OPERATING REVENUES
Domestic electric                                           $393,800    $346,877
                                                            --------    --------
                  OPERATING EXPENSES
Operating and Maintenance:
   Fuel, fuel-related expenses, and
     gas purchased for resale                                 70,748      47,677
   Purchased power                                           124,098      98,797
   Nuclear refueling outage expenses                           6,821       6,439
   Other operation and maintenance                            71,545      75,925
Decommissioning                                                   (3)      2,028
Taxes other than income taxes                                  8,764       8,716
Depreciation and amortization                                 46,635      41,301
Other regulatory credits - net                                (6,455)    (10,765)
                                                            --------    --------
TOTAL                                                        322,153     270,118
                                                            --------    --------

OPERATING INCOME                                              71,647      76,759
                                                            --------    --------

                     OTHER INCOME
Allowance for equity funds used during construction            1,091       3,578
Miscellaneous - net                                            3,807       1,545
                                                            --------    --------
TOTAL                                                          4,898       5,123
                                                            --------    --------

              INTEREST AND OTHER CHARGES
Interest on long-term debt                                    22,436      20,906
Other interest - net                                           3,390       2,297
Distributions on preferred securities of subsidiary            1,275       1,275
Allowance for borrowed funds used during construction           (711)     (2,304)
                                                            --------    --------
TOTAL                                                         26,390      22,174
                                                            --------    --------

INCOME BEFORE INCOME TAXES                                    50,155      59,708

Income taxes                                                  21,177      24,394
                                                            --------    --------

NET INCOME                                                    28,978      35,314

Preferred dividend requirements and other                      1,944       1,944
                                                            --------    --------

EARNINGS APPLICABLE TO
COMMON STOCK                                                 $27,034     $33,370
                                                            ========    ========
See Notes to Financial Statements.

                          ENTERGY ARKANSAS, INC.
                         STATEMENTS OF CASH FLOWS
            For the Three Months Ended March 31, 2001 and 2000
                               (Unaudited)

                                                                2001         2000
                                                                  (In Thousands)
                 OPERATING ACTIVITIES
Net income                                                      $28,978      $35,314
Noncash items included in net income:
  Other regulatory credits - net                                 (6,455)     (10,765)
  Depreciation, amortization, and decommissioning                46,632       43,329
  Deferred income taxes and investment tax credits               19,910        3,376
  Allowance for equity funds used during construction            (1,091)      (3,578)
Changes in working capital:
  Receivables                                                    46,501      (11,532)
  Fuel inventory                                                (12,143)     (23,485)
  Accounts payable                                             (132,596)     (58,822)
  Taxes accrued                                                   4,880       41,318
  Interest accrued                                               (2,397)       1,547
  Deferred fuel costs                                            19,888        7,722
  Other working capital accounts                                 18,541        4,265
Provision for estimated losses and reserves                      (3,589)      (1,377)
Changes in other regulatory assets                              (25,470)      (2,596)
Changes in other deferred credits                                22,254          (43)
Other                                                             6,704       11,844
                                                               --------     --------
Net cash flow provided by operating activities                   30,547       36,517
                                                               --------     --------

                 INVESTING ACTIVITIES
Construction expenditures                                       (67,383)     (69,634)
Allowance for equity funds used during construction               1,091        3,578
Nuclear fuel purchases                                          (19,099)        (148)
Proceeds from sale/leaseback of nuclear fuel                     19,099          148
Decommissioning trust contributions and realized
  change in trust assets                                         (2,270)      (3,450)
Other regulatory investments                                    (19,921)     (18,530)
                                                               --------     --------
Net cash flow used in investing activities                      (88,483)     (88,036)
                                                               --------     --------

                 FINANCING ACTIVITIES
Proceeds from issuance of long-term debt                              -       99,630
Changes in short-term borrowings                                 63,000            -
Dividends paid:
  Common stock                                                     (300)           -
                                                               --------     --------
Net cash flow provided by financing activities                   62,700       99,630
                                                               --------     --------

Net increase in cash and cash equivalents                         4,764       48,111

Cash and cash equivalents at beginning of period                  7,838        6,862
                                                               --------     --------

Cash and cash equivalents at end of period                      $12,602      $54,973
                                                               ========     ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period for:
  Interest - net of amount capitalized                          $28,237      $21,694
  Income taxes                                                      ($3)    ($15,400)
 Noncash investing and financing activities:
  Change in unrealized depreciation of
   decommissioning trust assets                                 ($3,826)     ($4,378)

See Notes to Financial Statements.

                           ENTERGY ARKANSAS, INC.
                               BALANCE SHEETS
                                   ASSETS
                    March 31, 2001 and December 31, 2000
                                 (Unaudited)

                                                                           2001           2000
                                                                            (In Thousands)
                         CURRENT ASSETS
Cash and cash equivalents                                                 $12,602        $7,838
Accounts receivable:
  Customer                                                                 85,105        98,550
  Allowance for doubtful accounts                                          (1,667)       (1,667)
  Associated companies                                                     16,237        22,286
  Other                                                                    13,476        26,221
  Accrued unbilled revenues                                                51,626        65,887
                                                                       ----------    ----------
    Total accounts receivable                                             164,777       211,277
                                                                       ----------    ----------
Deferred fuel costs                                                       103,003       102,970
Fuel inventory - at average cost                                           21,952         9,809
Materials and supplies - at average cost                                   82,144        80,682
Deferred nuclear refueling outage costs                                    22,082        23,541
Prepayments and other                                                       9,596         5,540
                                                                       ----------    ----------
TOTAL                                                                     416,156       441,657
                                                                       ----------    ----------

                 OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity                                       11,217        11,217
Decommissioning trust funds                                               354,296       355,852
Non-utility property - at cost (less accumulated depreciation)              1,468         1,469
Other - at cost (less accumulated depreciation)                             2,976         3,032
                                                                       ----------    ----------
TOTAL                                                                     369,957       371,570
                                                                       ----------    ----------

                          UTILITY PLANT
Electric                                                                5,278,241     5,274,066
Property under capital lease                                               39,745        40,289
Construction work in progress                                             117,011        87,389
Nuclear fuel under capital lease                                          103,163       107,023
Nuclear fuel                                                                8,626         6,720
                                                                       ----------    ----------
TOTAL UTILITY PLANT                                                     5,546,786     5,515,487
Less - accumulated depreciation and amortization                        2,576,906     2,534,463
                                                                       ----------    ----------
UTILITY PLANT - NET                                                     2,969,880     2,981,024
                                                                       ----------    ----------

                DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
  SFAS 109 regulatory asset - net                                         161,972       162,952
  Unamortized loss on reacquired debt                                      43,505        44,428
  Other regulatory assets                                                 280,853       221,805
Other                                                                       8,195         4,775
                                                                       ----------    ----------
TOTAL                                                                     494,525       433,960
                                                                       ----------    ----------

TOTAL ASSETS                                                           $4,250,518    $4,228,211
                                                                       ==========    ==========
See Notes to Financial Statements.

                           ENTERGY ARKANSAS, INC.
                               BALANCE SHEETS
                    LIABILITIES AND SHAREHOLDERS' EQUITY
                    March 31, 2001 and December 31, 2000
                                 (Unaudited)

                                                                     2001           2000
                                                                      (In Thousands)
                    CURRENT LIABILITIES
Currently maturing long-term debt                                     $85,000           $100
Notes payable                                                          63,667            667
Accounts payable:
  Associated companies                                                109,128         94,776
  Other                                                                84,365        231,313
Customer deposits                                                      30,137         29,775
Taxes accrued                                                          45,143         40,263
Accumulated deferred income taxes                                      48,138         55,127
Interest accrued                                                       25,227         27,624
Obligations under capital leases                                       46,025         45,962
Other                                                                  39,125         14,942
                                                                   ----------     ----------
TOTAL                                                                 575,955        540,549
                                                                   ----------     ----------

           DEFERRED CREDITS AND OTHER LIABILITIES
Accumulated deferred income taxes                                     744,375        715,891
Accumulated deferred investment tax credits                            87,007         88,264
Obligations under capital leases                                       96,883        101,350
Transition to competition                                             120,883        119,553
Accumulated provisions                                                 38,804         42,393
Other                                                                  86,522         64,267
                                                                   ----------     ----------
TOTAL                                                               1,174,474      1,131,718
                                                                   ----------     ----------

Long-term debt                                                      1,157,123      1,239,712
Company-obligated mandatorily redeemable
  preferred securities of subsidiary trust holding
  solely junior subordinated deferrable debentures                     60,000         60,000

                    SHAREHOLDERS' EQUITY
Preferred stock without sinking fund                                  116,350        116,350
Common stock, $0.01 par value, authorized 325,000,000
  shares; issued and outstanding 46,980,196 shares in 2001
  and 2000                                                                470            470
Paid-in capital                                                       591,127        591,127
Retained earnings                                                     575,019        548,285
                                                                   ----------     ----------
TOTAL                                                               1,282,966      1,256,232
                                                                   ----------     ----------

Commitments and Contingencies (Notes 1 and 2)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $4,250,518     $4,228,211
                                                                   ==========     ==========
See Notes to Financial Statements.


                          ENTERGY ARKANSAS, INC.
                        SELECTED OPERATING RESULTS
            For the Three Months Ended March 31, 2001 and 2000
                               (Unaudited)

                                                          Increase/
            Description                2001      2000    (Decrease)      %
                                             (In Millions)
Electric Operating Revenues:
  Residential                         $ 140.0   $ 117.7     $  22.3    19
  Commercial                             68.4      62.2         6.2    10
  Industrial                             78.3      73.7         4.6     6
  Governmental                            3.5       3.2         0.3     9
                                      -------   -------     -------
    Total retail                        290.2     256.8        33.4    13
  Sales for resale
     Associated companies                49.6      45.1         4.5    10
     Non-associated companies            59.8      41.9        17.9    43
  Other                                  (5.8)      3.1        (8.9) (287)
                                      -------   -------     -------
    Total                             $ 393.8   $ 346.9     $  46.9    14
                                      =======   =======     =======
Billed Electric Energy
 Sales (GWH):
  Residential                           1,854     1,550         304    20
  Commercial                            1,150     1,075          75     7
  Industrial                            1,660     1,652           8     -
  Governmental                             57        54           3     6
                                      -------   -------     -------
    Total retail                        4,721     4,331         390     9
  Sales for resale
     Associated companies               1,128     1,681        (553)  (33)
     Non-associated companies           1,331     1,149         182    16
                                      -------   -------     -------
    Total                               7,180     7,161          19     -
                                      =======   =======     =======

                        ENTERGY GULF STATES, INC.

             MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                          RESULTS OF OPERATIONS


Net Income

      Net income increased for the first quarter of 2001 primarily due to increased net revenue, partially offset by an increase in interest expense.

Revenues and Sales

Electric operating revenues

      The changes in electric operating revenues for the first quarter of 2001 are as follows:

                                        First Quarter
             Description             Increase/(Decrease)
                                        (In Millions)

Base rate changes                            ($1.7)
Fuel cost recovery                           171.2
Volume                                        (0.2)
Weather                                       15.6
Other revenue (including unbilled)             6.6
Sales for resale                              36.6
                                            ------
   Total                                    $228.1
                                            ======

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

     Fuel cost recovery revenues increased for the first quarter of 2001 in both operational jurisdictions of Entergy Gulf States. In the Louisiana jurisdiction, fuel recovery revenues increased $140.7 million due to the current period recovery through the fuel adjustment clause of higher fuel and purchased power costs from prior months. In the Louisiana jurisdiction, these fuel costs are recovered on a two-month lag. In the Texas jurisdiction, fuel cost recovery revenues increased $30.5 million due to increases in the fixed fuel factor in August 2000 and March 2001 and due to a fuel recovery surcharge which became effective in February 2001.

Weather

      Electric sales vary seasonally in response to weather and usually peak in the summer. The effect of colder than normal winter weather in the first quarter of 2001 contributed to the increase in electric sales. For the first quarter of 2001, the effect of favorable weather across both jurisdictions increased electric sales volume by 339 GWH in the residential and commercial sectors.

                        ENTERGY GULF STATES, INC.

             MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                          RESULTS OF OPERATIONS


Sales for resale

     Sales for resale increased primarily due to:

     o increased sales volume to adjoining utility systems because more power was available for sale;
     o increased prices for resale electricity in 2001; and
     o increased sales volume to municipal and co-op customers.

Included in the sales for resale is the sale to adjoining utility systems of power from the 30% share of River Bend acquired from Cajun, which Entergy Gulf States treats as an asset not subject to state rate regulation.

Gas operating revenues

     Gas operating revenues increased for the first quarter of 2001 due to the increased market price of natural gas and increased sales due to a colder than normal winter. The increase in gas revenues was largely offset by increased fuel expenses for gas purchased for resale.

Expenses

Fuel and purchased power

     Fuel and purchased power expenses increased for the first quarter of 2001 due to:

     o higher market prices for natural gas, which increased 160% over this quarter last year;
     o higher market prices for purchased power; and
     o increased generation requirements.

Depreciation and amortization

      Depreciation and amortization increased for the first quarter of 2001 primarily due to $209 million of net capital additions in 2000.

Other

Interest charges

      Interest charges increased for the first quarter of 2001 primarily due to the issuance of $300 million of long-term debt in June 2000.

Preferred dividend requirements

      Preferred dividend requirements decreased due to the redemption in June 2000 of $150 million of preference stock, which paid dividends of 7% per annum.

Income taxes

     The effective income tax rates for the first quarter of 2001 and 2000 were 37.1% and 47.0%, respectively. This decrease is primarily due to increased tax benefits from depreciation and decreased state income taxes. These decreases in the effective tax rate were partially offset by decreased tax benefits from investment tax credits and flow-through items.


                        ENTERGY GULF STATES, INC.
                           INCOME STATEMENTS
            For the Three Months Ended March 31, 2001 and 2000
                              (Unaudited)

                                                             2001      2000
                                                              (In Thousands)
                  OPERATING REVENUES
Domestic electric                                          $698,876   $470,817
Natural gas                                                  35,600     12,414
                                                           --------   --------
TOTAL                                                       734,476    483,231
                                                           --------   --------

                  OPERATING EXPENSES
Operating and Maintenance:
   Fuel, fuel-related expenses, and
     gas purchased for resale                               293,166    191,550
   Purchased power                                          141,953     72,135
   Nuclear refueling outage expenses                          3,090      5,493
   Other operation and maintenance                           93,254     95,121
Decommissioning                                               1,562      1,568
Taxes other than income taxes                                30,996     26,854
Depreciation and amortization                                49,761     46,818
Other regulatory credits - net                               (6,890)    (8,145)
Amortization of rate deferrals                                1,402      1,402
                                                           --------   --------
TOTAL                                                       608,294    432,796
                                                           --------   --------

OPERATING INCOME                                            126,182     50,435
                                                           --------   --------

                     OTHER INCOME
Allowance for equity funds used during construction           1,825      1,741
Gain on sale of assets                                          585        515
Miscellaneous - net                                           6,521      1,635
                                                           --------   --------
TOTAL                                                         8,931      3,891
                                                           --------   --------

              INTEREST AND OTHER CHARGES
Interest on long-term debt                                   38,793     32,375
Other interest - net                                          2,336      1,404
Distributions on preferred securities of subsidiary           1,859      1,859
Allowance for borrowed funds used during construction        (1,714)    (1,609)
                                                           --------   --------
TOTAL                                                        41,274     34,029
                                                           --------   --------

INCOME BEFORE INCOME TAXES                                   93,839     20,297

Income taxes                                                 34,793      9,540
                                                           --------   --------

NET INCOME                                                   59,046     10,757

Preferred dividend requirements and other                     1,310      4,144
                                                           --------   --------

EARNINGS APPLICABLE TO
COMMON STOCK                                                $57,736     $6,613
                                                           ========   ========
See Notes to Financial Statements.


                        ENTERGY GULF STATES, INC.
                        STATEMENTS OF CASH FLOWS
          For the Three Months Ended March 31, 2001 and 2000
                               (Unaudited)

                                                               2001        2000
                                                                (In Thousands)
                 OPERATING ACTIVITIES
Net income                                                     $59,046     $10,757
Noncash items included in net income:
  Amortization of rate deferrals                                 1,402       1,402
  Reserve for regulatory adjustments                             2,073         333
  Other regulatory credits - net                                (6,890)     (8,145)
  Depreciation, amortization, and decommissioning               51,323      48,386
  Deferred income taxes and investment tax credits              35,990     (19,306)
  Allowance for equity funds used during construction           (1,825)     (1,741)
  Gain on sale of assets                                          (585)       (515)
Changes in working capital:
  Receivables                                                   30,298           6
  Fuel inventory                                               (12,574)     (8,561)
  Accounts payable                                             (95,746)     21,661
  Taxes accrued                                                 (7,338)     (9,828)
  Interest accrued                                               3,030      (7,242)
  Deferred fuel costs                                           23,481      37,296
  Other working capital accounts                                11,818      10,624
Provision for estimated losses and reserves                     (1,332)     (1,110)
Changes in other regulatory assets                             (10,298)     (6,470)
Other                                                            8,798      13,908
                                                              --------    --------
Net cash flow provided by operating activities                  90,671      81,455
                                                              --------    --------

                 INVESTING ACTIVITIES
Construction expenditures                                      (60,860)    (50,130)
Allowance for equity funds used during construction              1,825       1,741
Nuclear fuel purchases                                          (3,937)    (33,304)
Proceeds from sale/leaseback of nuclear fuel                     3,937      13,797
Decommissioning trust contributions and realized
    change in trust assets                                      (2,807)     (2,608)
Other regulatory investments                                   (33,716)          -
                                                              --------    --------
Net cash flow used in investing activities                     (95,558)    (70,504)
                                                              --------    --------

                 FINANCING ACTIVITIES
Redemption of preferred stock                                   (1,999)     (2,493)
Dividends paid:
  Common stock                                                 (19,000)     (3,400)
  Preferred stock                                               (1,323)     (4,109)
                                                              --------    --------
Net cash flow used in financing activities                     (22,322)    (10,002)
                                                              --------    --------

Net increase (decrease) in cash and cash equivalents           (27,209)        949

Cash and cash equivalents at beginning of period                68,279      32,312
                                                              --------    --------

Cash and cash equivalents at end of period                     $41,070     $33,261
                                                              ========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest - net of amount capitalized                         $38,649     $41,483
  Income taxes                                                       -     $33,835
 Noncash investing and financing activities:
  Change in unrealized depreciation of
   decommissioning trust assets                                ($2,674)    ($2,826)

See Notes to Financial Statements.



                         ENTERGY GULF STATES, INC.
                              BALANCE SHEETS
                                  ASSETS
                   March 31, 2001 and December 31, 2000
                                 (Unaudited)

                                                                     2001         2000
                                                                      (In Thousands)
                        CURRENT ASSETS
Cash and cash equivalents:
  Cash                                                               $12,983      $10,726
  Temporary cash investments - at cost,
    which approximates market                                         28,087       57,553
                                                                  ----------   ----------
        Total cash and cash equivalents                               41,070       68,279
                                                                  ----------   ----------
Accounts receivable:
  Customer                                                           119,873      125,412
  Allowance for doubtful accounts                                     (2,131)      (2,131)
  Associated companies                                                 2,447       27,660
  Other                                                               20,405       22,837
  Accrued unbilled revenues                                          139,270      136,384
                                                                  ----------   ----------
    Total accounts receivable                                        279,864      310,162
                                                                  ----------   ----------
Deferred fuel costs                                                  298,361      288,126
Fuel inventory - at average cost                                      49,832       37,258
Materials and supplies - at average cost                             100,303      100,018
Rate deferrals                                                         4,205        5,606
Prepayments and other                                                 14,086       22,332
                                                                  ----------   ----------
TOTAL                                                                787,721      831,781
                                                                  ----------   ----------

                OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds                                          243,688      243,555
Non-utility property - at cost (less accumulated depreciation)       194,376      194,422
Other - at cost (less accumulated depreciation)                       15,597       14,826
                                                                  ----------   ----------
TOTAL                                                                453,661      452,803
                                                                  ----------   ----------

                         UTILITY PLANT
Electric                                                           7,551,047    7,574,905
Property under capital lease                                          37,166       38,564
Natural gas                                                           56,578       56,163
Construction work in progress                                        186,604      144,814
Nuclear fuel under capital lease                                      53,908       57,472
                                                                  ----------   ----------
TOTAL UTILITY PLANT                                                7,885,303    7,871,918
Less - accumulated depreciation and amortization                   3,687,220    3,680,662
                                                                  ----------   ----------
UTILITY PLANT - NET                                                4,198,083    4,191,256
                                                                  ----------   ----------

               DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
  SFAS 109 regulatory asset - net                                    406,748      403,934
  Unamortized loss on reacquired debt                                 37,007       37,903
  Other regulatory assets                                            176,889      169,405
Long-term receivables                                                 28,860       29,586
Other                                                                 17,216       17,349
                                                                  ----------   ----------
TOTAL                                                                666,720      658,177
                                                                  ----------   ----------

TOTAL ASSETS                                                      $6,106,185   $6,134,017
                                                                  ==========   ==========
See Notes to Financial Statements.


                          ENTERGY GULF STATES, INC.
                               BALANCE SHEETS
                   LIABILITIES AND SHAREHOLDERS' EQUITY
                   March 31, 2001 and December 31, 2000

                                                                   2001         2000
                                                                     (In Thousands)
                     CURRENT LIABILITIES
Currently maturing long-term debt                                 $272,750     $122,750
Accounts payable:
  Associated companies                                              86,896       66,312
  Other                                                            142,200      258,529
Customer deposits                                                   38,843       37,489
Taxes accrued                                                      125,031      132,368
Accumulated deferred income taxes                                   96,602       94,032
Nuclear refueling outage costs                                      13,253       10,209
Interest accrued                                                    46,568       43,539
Obligations under capital leases                                    42,808       42,524
Other                                                               18,863       19,418
                                                                ----------   ----------
TOTAL                                                              883,814      827,170
                                                                ----------   ----------

           DEFERRED CREDITS AND OTHER LIABILITIES
Accumulated deferred income taxes                                1,154,831    1,115,119
Accumulated deferred investment tax credits                        169,192      171,000
Obligations under capital leases                                    48,265       53,512
Other regulatory liabilities                                           268          669
Decommissioning                                                    143,282      142,604
Transition to competition                                           79,098       72,381
Regulatory reserves                                                 63,039       60,965
Accumulated provisions                                              66,072       67,404
Other                                                               86,835       98,501
                                                                ----------   ----------
TOTAL                                                            1,810,882    1,782,155
                                                                ----------   ----------

Long-term debt                                                   1,658,938    1,808,879
Preferred stock with sinking fund                                   28,760       30,758
Company-obligated mandatorily redeemable
  preferred securities of subsidiary trust holding
  solely junior subordinated deferrable debentures                  85,000       85,000

                    SHAREHOLDERS' EQUITY
Preferred stock without sinking fund                                47,677       47,677
Common stock, no par value, authorized 200,000,000
  shares; issued and outstanding 100 shares in 2001 and 2000       114,055      114,055
Paid-in capital                                                  1,153,233    1,153,195
Retained earnings                                                  323,826      285,128
                                                                ----------   ----------
TOTAL                                                            1,638,791    1,600,055
                                                                ----------   ----------

Commitments and Contingencies (Notes 1 and 2)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $6,106,185   $6,134,017
                                                                ==========   ==========
See Notes to Financial Statements.


                        ENTERGY GULF STATES, INC.
                       SELECTED OPERATING RESULTS
           For the Three Months Ended March 31, 2001 and 2000
                              (Unaudited)

                                                     Increase/
          Description             2001      2000    (Decrease)      %
                                        (In Millions)
Electric Operating Revenues:
  Residential                    $ 188.5   $ 137.9      $ 50.6    37
  Commercial                       145.3     108.3        37.0    34
  Industrial                       280.6     184.5        96.1    52
  Governmental                       9.9       7.7         2.2    29
                                 -------   -------     -------
    Total retail                   624.3     438.4       185.9    42
  Sales for resale
     Associated companies           12.4       6.5         5.9    91
     Non-associated companies       51.1      20.4        30.7   150
  Other                             11.1       5.5         5.6   102
                                 -------   -------     -------
    Total                        $ 698.9   $ 470.8     $ 228.1    48
                                 =======   =======     =======
Billed Electric Energy
 Sales (GWH):
  Residential                      2,126     1,833         293    16
  Commercial                       1,744     1,642         102     6
  Industrial                       4,252     4,370        (118)   (3)
  Governmental                       111       105           6     6
                                 -------   -------     -------
    Total retail                   8,233     7,950         283     4
  Sales for resale
     Associated companies            107       188         (81)  (43)
     Non-associated companies        959       799         160    20
                                 -------   -------     -------
    Total                          9,299     8,937         362     4
                                 =======   =======     =======

                         ENTERGY LOUISIANA, INC.

             MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                          RESULTS OF OPERATIONS


Net Income

      Net income decreased for the first quarter of 2001 primarily due to a decrease in unbilled revenues, an increase in other operation and maintenance expenses, and an increase in depreciation and amortization expenses. The overall decrease was partially offset by a decrease in provisions for rate refunds and an increase in interest income.

Revenues and Sales

      The changes in electric operating revenues for the first quarter of 2001 are as follows:

                                             First Quarter
               Description                Increase/(Decrease)
                                             (In Millions)

Base rate changes                                 $15.2
Fuel cost recovery                                197.2
Volume                                              1.0
Weather                                             9.4
Other revenue (including unbilled)                (18.5)
Sales for resale                                   (2.2)
                                                 ------
   Total                                         $202.1
                                                 ======

Base rate changes

      Base rate changes increased primarily due to accruals for potential rate refunds in 2000, partially offset by additional formula rate plan reductions effective August 2000.

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

Weather

      Electric sales vary seasonally in response to weather and usually peak in the summer. The effect of colder than normal winter weather in the first quarter of 2001 contributed to the increase in electric sales. For the first quarter of 2001, the effect of favorable weather increased electric sales volume by 232 GWH in the residential and commercial sectors.

                         ENTERGY LOUISIANA, INC.

             MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                          RESULTS OF OPERATIONS


Other revenue (including unbilled)

      Unbilled revenue decreased for the first quarter of 2001 primarily due to less favorable sales volume in the period included in the March 2001 unbilled revenue calculation.

Expenses

Fuel and purchased power

      Fuel and purchased power expenses increased for the first quarter of 2001 primarily due to increased market prices of natural gas and purchased power.

Other operation and maintenance

      Other operation and maintenance expenses increased for the first quarter of 2001 primarily due to:

     o an increase of $3.4 million in plant maintenance at certain fossil plants;
     o an increase of $1.3 million in injuries and damages expense; and
     o an increase of $1.3 million in customer records and collection expenses.

Depreciation and amortization

      Depreciation and amortization expenses increased for the first quarter of 2001 primarily due to $179 million of net capital additions in 2000.

Other

Other income

      Interest income increased for the first quarter of 2001, primarily due to interest from deferred fuel costs and money pool investments.

Interest and other charges

     Other interest increased for the first quarter of 2001 primarily due
to  interest accrued on reserves provided for fuel-related refunds.   The
refunds are expected to occur in the summer of 2001.

Income taxes

      The effective income tax rates for the first quarter of 2001 and 2000 were 48.4% and 45.3%, respectively. The increase in the effective income tax rate is primarily due to lower pre-tax income increasing the effect of permanent differences and flow-through items.


                           ENTERGY LOUISIANA, INC.
                              INCOME STATEMENTS
             For the Three Months Ended March 31, 2001 and 2000
                                 (Unaudited)

                                                             2001      2000
                                                              (In Thousands)
                  OPERATING REVENUES
Domestic electric                                          $548,914   $346,820
                                                           --------   --------
                  OPERATING EXPENSES
Operating and Maintenance:
   Fuel, fuel-related expenses, and
     gas purchased for resale                               234,423     83,191
   Purchased power                                          135,505     88,875
   Nuclear refueling outage expenses                          3,262      3,410
   Other operation and maintenance                           69,813     63,075
Decommissioning                                               2,606      2,606
Taxes other than income taxes                                18,552     16,763
Depreciation and amortization                                44,946     42,147
Other regulatory charges - net                                  540        240
                                                           --------   --------
TOTAL                                                       509,647    300,307
                                                           --------   --------

OPERATING INCOME                                             39,267     46,513
                                                           --------   --------

                     OTHER INCOME
Allowance for equity funds used during construction             935        683
Miscellaneous - net                                           1,936        108
                                                           --------   --------
TOTAL                                                         2,871        791
                                                           --------   --------

              INTEREST AND OTHER CHARGES
Interest on long-term debt                                   24,456     24,163
Other interest - net                                          3,518      2,050
Distributions on preferred securities of subsidiary           1,575      1,575
Allowance for borrowed funds used during construction          (709)      (957)
                                                           --------   --------
TOTAL                                                        28,840     26,831
                                                           --------   --------

INCOME BEFORE INCOME TAXES                                   13,298     20,473

Income taxes                                                  6,439      9,282
                                                           --------   --------

NET INCOME                                                    6,859     11,191

Preferred dividend requirements and other                     2,378      2,378
                                                           --------   --------

EARNINGS APPLICABLE TO
COMMON STOCK                                                 $4,481     $8,813
                                                           ========   ========
See Notes to Financial Statements.


                          ENTERGY LOUISIANA, INC.
                         STATEMENTS OF CASH FLOWS
          For the Three Months Ended March 31, 2001 and 2000
                                (Unaudited)

                                                                  2001         2000
                                                                  (In Thousands)
                  OPERATING ACTIVITIES
Net income                                                         $6,859      $11,191
Noncash items included in net income:
  Reserve for regulatory adjustments                                  250            -
  Other regulatory charges - net                                      540          240
  Depreciation, amortization, and decommissioning                  47,552       44,753
  Deferred income taxes and investment tax credits                (32,902)     (12,187)
  Allowance for equity funds used during construction                (935)        (683)
Changes in working capital:
  Receivables                                                      27,171       15,211
  Accounts payable                                               (104,832)     (65,581)
  Taxes accrued                                                    49,557       23,218
  Interest accrued                                                (10,899)          57
  Deferred fuel costs                                              63,264          (94)
  Other working capital accounts                                    2,198       17,637
Provision for estimated losses and reserves                         1,820          381
Changes in other regulatory assets                                 (4,465)       5,249
Other                                                               3,807       (5,513)
                                                                 --------     --------
Net cash flow provided by operating activities                     48,985       33,879
                                                                 --------     --------

                  INVESTING ACTIVITIES
Construction expenditures                                         (42,193)     (30,345)
Allowance for equity funds used during construction                   935          683
Decommissioning trust contributions and realized
    change in trust assets                                         (5,637)        (776)
                                                                 --------     --------
Net cash flow used in investing activities                        (46,895)     (30,438)
                                                                 --------     --------

                  FINANCING ACTIVITIES
Retirement of long-term debt                                      (16,388)    (100,000)
Changes in short-term borrowings                                   30,000            -
Advances from Parent                                                    -      100,000
Dividends paid:
  Preferred stock                                                  (2,378)      (2,378)
                                                                 --------     --------
Net cash flow provided by (used in) financing activities           11,234       (2,378)
                                                                 --------     --------

Net increase in cash and cash equivalents                          13,324        1,063

Cash and cash equivalents at beginning of period                   43,959        7,734
                                                                 --------     --------

Cash and cash equivalents at end of period                        $57,283       $8,797
                                                                 ========     ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest - net of amount capitalized                            $38,950      $25,456
  Income taxes                                                          -       $9,900
 Noncash investing and financing activities:
  Change in unrealized depreciation of
   decommissioning trust assets                                   ($1,224)     ($1,499)

See Notes to Financial Statements.

                            ENTERGY LOUISIANA, INC.
                                BALANCE SHEETS
                                    ASSETS
                    March 31, 2001 and December 31, 2000
                                  (Unaudited)

                                                                       2001           2000
                                                                          (In Thousands)
                        CURRENT ASSETS
Cash and cash equivalents:
  Cash                                                                  $10,120       $14,138
  Temporary cash investments - at cost,
    which approximates market                                            47,163        29,821
                                                                     ----------    ----------
        Total cash and cash equivalents                                  57,283        43,959
                                                                     ----------    ----------
Notes receivable                                                          3,025         1,510
Accounts receivable:
  Customer                                                              105,537       111,292
  Allowance for doubtful accounts                                        (1,771)       (1,771)
  Associated companies                                                   41,831        30,518
  Other                                                                  11,070        13,698
  Accrued unbilled revenues                                             122,600       152,700
                                                                     ----------    ----------
    Total accounts receivable                                           279,267       306,437
                                                                     ----------    ----------
Deferred fuel costs                                                      20,787        84,051
Accumulated deferred income taxes                                         6,777             -
Materials and supplies - at average cost                                 78,621        77,389
Deferred nuclear refueling outage costs                                  13,221        16,425
Prepayments and other                                                    12,471         9,996
                                                                     ----------    ----------
TOTAL                                                                   471,452       539,767
                                                                     ----------    ----------

                OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity                                     14,230        14,230
Decommissioning trust funds                                             114,676       110,263
Non-utility property - at cost (less accumulated depreciation)           21,655        21,700
                                                                     ----------    ----------
TOTAL                                                                   150,561       146,193
                                                                     ----------    ----------

                         UTILITY PLANT
Electric                                                              5,369,799     5,357,920
Property under capital lease                                            238,427       238,427
Construction work in progress                                           114,260        85,299
Nuclear fuel under capital lease                                         55,888        63,923
                                                                     ----------    ----------
TOTAL UTILITY PLANT                                                   5,778,374     5,745,569
Less - accumulated depreciation and amortization                      2,485,986     2,441,937
                                                                     ----------    ----------
UTILITY PLANT - NET                                                   3,292,388     3,303,632
                                                                     ----------    ----------

               DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
  SFAS 109 regulatory asset - net                                       206,437       204,810
  Unamortized loss on reacquired debt                                    32,018        33,244
  Other regulatory assets                                                53,719        50,881
Other                                                                    13,602        10,882
                                                                     ----------    ----------
TOTAL                                                                   305,776       299,817
                                                                     ----------    ----------

TOTAL ASSETS                                                         $4,220,177    $4,289,409
                                                                     ==========    ==========
See Notes to Financial Statements.

                        ENTERGY LOUISIANA, INC.
                             BALANCE SHEETS
                  LIABILITIES AND SHAREHOLDERS' EQUITY
                  March 31, 2001 and December 31, 2000
                              (Unaudited)

                                                                 2001           2000
                                                                  (In Thousands)
                    CURRENT LIABILITIES
Currently maturing long-term debt                                $132,668       $35,088
Notes payable                                                      30,000             -
Accounts payable:
  Associated companies                                             20,502        71,948
  Other                                                            91,455       144,841
Customer deposits                                                  60,166        60,227
Taxes accrued                                                      72,864        23,307
Accumulated deferred income taxes                                       -        20,545
Interest accrued                                                   24,637        35,536
Obligations under capital leases                                   34,274        34,274
Other                                                             106,892       102,614
                                                               ----------    ----------
TOTAL                                                             573,458       528,380
                                                               ----------    ----------

          DEFERRED CREDITS AND OTHER LIABILITIES
Accumulated deferred income taxes                                 756,012       757,362
Accumulated deferred investment tax credits                       116,031       117,393
Obligations under capital leases                                   21,614        29,649
Regulatory reserves                                                11,706        11,456
Accumulated provisions                                             66,021        64,201
Other                                                              65,514        61,724
                                                               ----------    ----------
TOTAL                                                           1,036,898     1,041,785
                                                               ----------    ----------

Long-term debt                                                  1,162,792     1,276,696
Preferred stock with sinking fund                                  35,000        35,000
Company-obligated mandatorily redeemable
  preferred securities of subsidiary trust holding
  solely junior subordinated deferrable debentures                 70,000        70,000

                   SHAREHOLDERS' EQUITY
Preferred stock without sinking fund                              100,500       100,500
Common stock, no par value, authorized 250,000,000
  shares; issued and outstanding 165,173,180 shares in 2001
  and 2000                                                      1,088,900     1,088,900
Capital stock expense and other                                    (2,171)       (2,171)
Retained earnings                                                 154,800       150,319
                                                               ----------    ----------
TOTAL                                                           1,342,029     1,337,548
                                                               ----------    ----------

Commitments and Contingencies (Notes 1 and 2)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $4,220,177    $4,289,409
                                                               ==========    ==========
See Notes to Financial Statements.


                       ENTERGY LOUISIANA, INC.
                     SELECTED OPERATING RESULTS
          For the Three Months Ended March 31, 2001 and 2000
                             (Unaudited)

                                                     Increase/
          Description             2001      2000    (Decrease)     %
                                        (In Millions)
Electric Operating Revenues:
  Residential                    $ 184.7   $ 119.1      $ 65.6    55
  Commercial                       121.2      83.3        37.9    45
  Industrial                       245.2     152.7        92.5    61
  Governmental                      12.3       7.9         4.4    56
                                 -------   -------      ------
    Total retail                   563.4     363.0       200.4    55
  Sales for resale
     Associated companies            4.1       0.5         3.6   720
     Non-associated companies        5.8      11.6        (5.8)  (50)
  Other                            (24.4)    (28.3)        3.9    14
                                 -------   -------      ------
    Total                        $ 548.9   $ 346.8      $202.1    58
                                 =======   =======      ======
Billed Electric Energy
 Sales (GWH):
  Residential                      1,944     1,733         211    12
  Commercial                       1,217     1,148          69     6
  Industrial                       3,574     3,762        (188)   (5)
  Governmental                       128       113          15    13
                                 -------   -------      ------
    Total retail                   6,863     6,756         107     2
  Sales for resale
     Associated companies             53        13          40   308
     Non-associated companies         96       203        (107)  (53)
                                 -------   -------      ------
    Total                          7,012     6,972          40     1
                                 =======   =======      ======

                        ENTERGY MISSISSIPPI, INC.

             MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                          RESULTS OF OPERATIONS


Net Income

      Net income increased slightly for the first quarter of 2001 primarily due to increased net revenue, decreased operation and maintenance expenses, and increased interest income, partially offset by increased interest charges and an increase in the effective tax rate.

Revenues and Sales

      The changes in electric operating revenues for the first quarter of 2001 are as follows:

                                             First Quarter
               Description               Increase/(Decrease)
                                            (In Millions)

Base rate changes                                ($2.0)
Fuel cost recovery                                23.3
Volume                                             2.5
Weather                                            3.9
Other revenue (including unbilled)                (2.6)
Sales for resale                                  48.3
                                                 -----
   Total                                         $73.4
                                                 =====

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

      Fuel cost recovery revenues increased for the first quarter of 2001 primarily due to an increase in the energy cost recovery rider to collect the under-recovered fuel and purchased power costs incurred as of September 30, 2000. The recovery of $136.7 million, plus carrying charges, will occur over a 24-month period beginning January 2001.

Volume

      Increased usage by the residential and commercial sectors, after adjusting for weather effects, increased electric sales volume by 77 GWH in the first quarter of 2001.

Weather

      Electric sales vary seasonally in response to weather and usually peak in the summer. The effect of colder than normal winter weather in the first quarter of 2001 contributed to an increase in electric sales. For the first quarter of 2001, the effect of favorable weather increased electric sales volume by 174 GWH in the residential and commercial sectors.

                        ENTERGY MISSISSIPPI, INC.

             MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                          RESULTS OF OPERATIONS


Other revenue (including unbilled)

      Unbilled revenue decreased for the first quarter of 2001 primarily due to the effect of less favorable weather in the period included in the March 2001 unbilled revenue calculation.

Sales for resale

      Sales for resale increased for the first quarter of 2001 primarily due to increased net generation resulting in more energy available for sale, coupled with increased prices for resale electricity. The increase came from sales to affiliates, which are generally made at a low margin.

Expenses

Fuel and purchased power

     Fuel and purchased power expenses increased for the first quarter of 2001 primarily due to increased generation requirements and increased market prices of natural gas and purchased power.

Other operation and maintenance

      Other operation and maintenance expenses decreased for the first quarter of 2001 primarily due to outage costs at certain fossil plants in 2000 and an insurance reimbursement received in 2001 for an October 1999 turbine generator failure.

Other

Other income

      Interest income increased for the first quarter of 2001 primarily due to interest recorded on the deferred fuel balance as a result of an MPSC order providing for a 24-month recovery of the September 2000 under-recovered electric deferred fuel balance of $136.7 million.

Interest and other charges

      Interest on long-term debt increased for the first quarter of 2001 primarily due to the issuance of $120 million of long-term debt in February 2000 and the issuance of $70 million of long-term debt in January 2001.

Income taxes

      The effective income tax rates for the first quarter of 2001 and 2000 were 35.8% and 27.3%, respectively. The increase in the effective income tax rate for 2001 was primarily due to the increase in pre-tax income reducing the impact of permanent differences and flow-through items.

                        ENTERGY MISSISSIPPI, INC.
                           INCOME STATEMENTS
           For the Three Months Ended March 31, 2001 and 2000
                               (Unaudited)


                                                            2001      2000
                                                             (In Thousands)
                  OPERATING REVENUES
Domestic electric                                         $256,158   $182,775
                                                          --------   --------

                  OPERATING EXPENSES
Operating and Maintenance:
   Fuel, fuel-related expenses, and
     gas purchased for resale                              110,059     44,287
   Purchased power                                          83,464     76,828
   Other operation and maintenance                          33,248     35,623
Taxes other than income taxes                               11,273     10,176
Depreciation and amortization                               13,274     11,725
Other regulatory credits - net                              (9,684)    (9,078)
                                                          --------   --------
TOTAL                                                      241,634    169,561
                                                          --------   --------

OPERATING INCOME                                            14,524     13,214
                                                          --------   --------

                     OTHER INCOME
Allowance for equity funds used during construction            423        637
Miscellaneous - net                                          4,146      2,030
                                                          --------   --------
TOTAL                                                        4,569      2,667
                                                          --------   --------

              INTEREST AND OTHER CHARGES
Interest on long-term debt                                  11,144      9,454
Other interest - net                                         1,233      1,020
Allowance for borrowed funds used during construction         (347)      (504)
                                                          --------   --------
TOTAL                                                       12,030      9,970
                                                          --------   --------

INCOME BEFORE INCOME TAXES                                   7,063      5,911

Income taxes                                                 2,528      1,616
                                                          --------   --------

NET INCOME                                                   4,535      4,295

Preferred dividend requirements and other                      842        842
                                                          --------   --------

EARNINGS APPLICABLE TO
COMMON STOCK                                                $3,693     $3,453
                                                          ========   ========
See Notes to Financial Statements.

                          ENTERGY MISSISSIPPI, INC.
                          STATEMENTS OF CASH FLOWS
            For the Three Months Ended March 31, 2001 and 2000
                                 (Unaudited)

                                                                 2001        2000
                                                                  (In Thousands)
                 OPERATING ACTIVITIES
Net income                                                        $4,535      $4,295
Noncash items included in net income:
  Other regulatory credits - net                                  (9,684)     (9,078)
  Depreciation and amortization                                   13,274      11,725
  Deferred income taxes and investment tax credits                 4,805       3,731
  Allowance for equity funds used during construction               (423)       (637)
Changes in working capital:
  Receivables                                                     25,186      (5,521)
  Fuel inventory                                                  (3,547)        786
  Accounts payable                                               (73,374)    (54,785)
  Taxes accrued                                                  (23,597)    (27,128)
  Interest accrued                                                 2,062       2,528
  Deferred fuel costs                                            (12,807)     10,312
  Other working capital accounts                                  (4,563)        572
Provision for estimated losses and reserves                         (784)       (473)
Changes in other regulatory assets                                (9,010)     (9,661)
Other                                                             17,250       9,741
                                                                --------    --------
Net cash flow used in operating activities                       (70,677)    (63,593)
                                                                --------    --------

                 INVESTING ACTIVITIES
Construction expenditures                                        (22,163)    (26,337)
Allowance for equity funds used during construction                  423         637
Other regulatory investments                                           -      (8,637)
                                                                --------    --------
Net cash flow used in investing activities                       (21,740)    (34,337)
                                                                --------    --------

                 FINANCING ACTIVITIES
Proceeds from issuance of long-term debt                          69,689     119,241
Changes in short-term borrowings                                  25,000           -
Dividends paid:
  Common stock                                                    (2,000)     (1,000)
  Preferred stock                                                   (842)       (842)
                                                                --------    --------
Net cash flow provided by financing activities                    91,847     117,399
                                                                --------    --------

Net increase (decrease) in cash and cash equivalents                (570)     19,469

Cash and cash equivalents at beginning of period                   5,113       4,787
                                                                --------    --------

Cash and cash equivalents at end of period                        $4,543     $24,256
                                                                ========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest - net of amount capitalized                            $9,779      $7,317
  Income taxes                                                         -      $4,664

See Notes to Financial Statements.



                         ENTERGY MISSISSIPPI, INC.
                              BALANCE SHEETS
                                  ASSETS
                  March 31, 2001 and December 31, 2000
                               (Unaudited)

                                                                        2001           2000
                                                                            (In Thousands)
                        CURRENT ASSETS
Cash and cash equivalents                                                 $4,543        $5,113
Accounts receivable:
  Customer                                                                40,346        44,517
  Allowance for doubtful accounts                                         (1,044)       (1,044)
  Associated companies                                                     1,816        10,741
  Other                                                                    4,174         9,964
  Accrued unbilled revenues                                               27,300        33,600
                                                                      ----------    ----------
    Total accounts receivable                                             72,592        97,778
                                                                      ----------    ----------
Deferred fuel costs                                                       98,335        64,950
Fuel inventory - at average cost                                           6,983         3,436
Materials and supplies - at average cost                                  19,632        18,485
Prepayments and other                                                      7,832         3,004
                                                                      ----------    ----------
TOTAL                                                                    209,917       192,766
                                                                      ----------    ----------

                OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity                                       5,531         5,531
Non-utility property - at cost (less accumulated depreciation)             6,819         6,851
                                                                      ----------    ----------
TOTAL                                                                     12,350        12,382
                                                                      ----------    ----------

                         UTILITY PLANT
Electric                                                               1,891,384     1,885,501
Property under capital lease                                                 265           290
Construction work in progress                                             59,395        44,085
                                                                      ----------    ----------
TOTAL UTILITY PLANT                                                    1,951,044     1,929,876
Less - accumulated depreciation and amortization                         745,991       733,977
                                                                      ----------    ----------
UTILITY PLANT - NET                                                    1,205,053     1,195,899
                                                                      ----------    ----------

               DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
  SFAS 109 regulatory asset - net                                         27,164        25,544
  Unamortized loss on reacquired debt                                     14,823        15,122
  Deferred fuel costs                                                     75,083        95,661
  Other regulatory assets                                                148,069       140,679
Other                                                                      8,032         5,886
                                                                      ----------    ----------
TOTAL                                                                    273,171       282,892
                                                                      ----------    ----------

TOTAL ASSETS                                                          $1,700,491    $1,683,939
                                                                      ==========    ==========
See Notes to Financial Statements.


                         ENTERGY MISSISSIPPI, INC.
                               BALANCE SHEETS
                    LIABILITIES AND SHAREHOLDERS' EQUITY
                    March 31, 2001 and December 31, 2000
                                 (Unaudited)

                                                     2001         2000
                                                      (In Thousands)
             CURRENT LIABILITIES
Notes payable                                        $25,048           $-
Accounts payable:
  Associated companies                                32,529       92,980
  Other                                               13,963       26,933
Customer deposits                                     27,247       26,368
Taxes accrued                                          8,265       31,862
Accumulated deferred income taxes                     49,764       47,734
Interest accrued                                      15,161       13,099
Obligations under capital leases                          63           79
Other                                                  3,072        2,540
                                                  ----------   ----------
TOTAL                                                175,112      241,595
                                                  ----------   ----------

    DEFERRED CREDITS AND OTHER LIABILITIES
Accumulated deferred income taxes                    311,668      306,295
Accumulated deferred investment tax credits           19,033       19,408
Obligations under capital leases                         202          211
Accumulated provisions                                 6,022        6,806
Other                                                 38,445       31,339
                                                  ----------   ----------
TOTAL                                                375,370      364,059
                                                  ----------   ----------

Long-term debt                                       654,499      584,467

             SHAREHOLDERS' EQUITY
Preferred stock without sinking fund                  50,381       50,381
Common stock, no par value, authorized
  15,000,000 shares; issued and outstanding
  8,666,357 shares in 2001 and 2000                  199,326      199,326
Capital stock expense and other                          (59)         (59)
Retained earnings                                    245,862      244,170
                                                  ----------   ----------
TOTAL                                                495,510      493,818
                                                  ----------   ----------

Commitments and Contingencies (Notes 1 and 2)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $1,700,491   $1,683,939
                                                  ==========   ==========
See Notes to Financial Statements.


                        ENTERGY MISSISSIPPI, INC.
                       SELECTED OPERATING RESULTS
          For the Three Months Ended March 31, 2001 and 2000
                              (Unaudited)

                                                     Increase/
          Description             2001      2000    (Decrease)      %
                                        (In Millions)
Electric Operating Revenues:
  Residential                     $ 80.9    $ 66.1      $ 14.8    22
  Commercial                        67.6      59.5         8.1    14
  Industrial                        41.3      37.4         3.9    10
  Governmental                       6.7       5.8         0.9    16
                                  ------    ------      ------
    Total retail                   196.5     168.8        27.7    16
  Sales for resale
     Associated companies           56.6       5.9        50.7   859
     Non-associated companies        4.4       6.8        (2.4)  (35)
  Other                             (1.3)      1.3        (2.6) (200)
                                  ------    ------      ------
    Total                         $256.2    $182.8      $ 73.4    40
                                  ======    ======      ======
Billed Electric Energy
 Sales (GWH):
  Residential                      1,215     1,023         192    19
  Commercial                         975       918          57     6
  Industrial                         734       743          (9)   (1)
  Governmental                        90        80          10    13
                                  ------    ------      ------
    Total retail                   3,014     2,764         250     9
  Sales for resale
     Associated companies            874       125         749   599
     Non-associated companies         51        77         (26)  (34)
                                  ------    ------      ------
    Total                          3,939     2,966         973    33
                                  ======    ======      ======

                        ENTERGY NEW ORLEANS, INC.

             MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                          RESULTS OF OPERATIONS


Net Income

      Net income decreased for the first quarter of 2001 primarily due to increased other operation and maintenance expenses, increased taxes other than income taxes, and increased interest expense, partially offset by increased net revenue.

Revenues and Sales

Electric operating revenues

     The changes in electric operating revenues for the first quarter of 2001 are as follows:

                                           First Quarter
              Description               Increase/(Decrease)
                                           (In Millions)

Base rate changes                              ($0.9)
Fuel cost recovery                              39.0
Volume                                          (1.5)
Weather                                          2.1
Other revenue (including unbilled)               1.5
Sales for resale                                 2.8
                                               -----
   Total                                       $43.0
                                               =====

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

      Fuel cost recovery revenues increased for the first quarter of 2001 primarily due to the increased market price of natural gas.

Weather

      Electric sales vary seasonally in response to weather and usually peak in the summer. The effect of colder than normal weather in the first quarter of 2001 increased electric sales. For the first quarter of 2001, the effect of favorable weather increased electric sales volume by 46 GWH in the residential and commercial sectors.

Sales for resale

      Sales for resale increased for the first quarter of 2001 primarily due to an increase in the average price of electricity supplied for resale sales, partially offset by a decrease in net generation.

                        ENTERGY NEW ORLEANS, INC.

             MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                          RESULTS OF OPERATIONS


Gas operating revenues

     Gas operating revenues increased for the first quarter of 2001 due to the increased market price of natural gas and increased sales due to a colder than normal winter. The increase in gas revenues was largely offset by increased expenses for gas purchased for resale.

Expenses

Fuel and purchased power

      Fuel and purchased power expenses increased for the first quarter of 2001 primarily due to the increased market prices of natural gas and purchased power.

Other operation and maintenance

      Other operation and maintenance expenses increased for the first quarter of 2001 primarily due to an increase of $1.6 million in uncollectible accounts expense and an increase of $1.2 million in maintenance expense due to an unplanned outage.

Taxes other than income taxes

      Taxes other than income taxes increased for the first quarter of 2001 primarily due to an increase in local franchise taxes as a result of higher retail revenue.

Amortization of rate deferrals

      Amortization of rate deferrals decreased for the first quarter of 2001 primarily due to a scheduled rate change in the amortization of Grand Gulf 1 phase-in expenses. The Grand Gulf 1 phase-in plan will be complete in November 2001.

Other

Interest and other charges

      Interest on long-term debt increased for the first quarter of 2001 primarily due to $30 million issuances of long-term debt in July 2000 and in February 2001.

Income taxes

      The effective income tax rates for the first quarter of 2001 and 2000 were 56.3% and 52.2%, respectively. The increase in the tax rate for the first quarter of 2001 was primarily due to the decrease in pre-tax income increasing the impact of permanent differences and flow-through items.


                        ENTERGY NEW ORLEANS, INC.
                           INCOME STATEMENTS
          For the Three Months Ended March 31, 2001 and 2000
                              (Unaudited)


                                                           2001         2000
                                                             (In Thousands)
                 OPERATING REVENUES
Domestic electric                                         $129,231     $86,259
Natural gas                                                 74,784      33,483
                                                          --------     -------
TOTAL                                                      204,015     119,742
                                                          --------     -------

                 OPERATING EXPENSES
Operating and Maintenance:
   Fuel, fuel-related expenses, and
     gas purchased for resale                              108,827      41,801
   Purchased power                                          48,467      35,111
   Other operation and maintenance                          20,960      16,851
Taxes other than income taxes                               13,686       9,512
Depreciation and amortization                                6,326       5,701
Other regulatory credits - net                              (1,521)     (1,602)
Amortization of rate deferrals                               3,052       5,996
                                                          --------     -------
TOTAL                                                      199,797     113,370
                                                          --------     -------

OPERATING INCOME                                             4,218       6,372
                                                          --------     -------

                    OTHER INCOME
Allowance for equity funds used during construction            398         325
Miscellaneous - net                                            693         598
                                                          --------     -------
TOTAL                                                        1,091         923
                                                          --------     -------

             INTEREST AND OTHER CHARGES
Interest on long-term debt                                   4,118       3,319
Other interest - net                                           426         416
Allowance for borrowed funds used during construction         (320)       (238)
                                                          --------     -------
TOTAL                                                        4,224       3,497
                                                          --------     -------

INCOME BEFORE INCOME TAXES                                   1,085       3,798

Income taxes                                                   611       1,981
                                                          --------     -------

NET INCOME                                                     474       1,817

Preferred dividend requirements and other                      241         241
                                                          --------     -------

EARNINGS APPLICABLE TO
COMMON STOCK                                                  $233      $1,576
                                                          ========     =======
See Notes to Financial Statements.

                          ENTERGY NEW ORLEANS, INC.
                          STATEMENTS OF CASH FLOWS
           For the Three Months Ended March 31, 2001 and 2000
                                 (Unaudited)

                                                                     2001        2000
                                                                      (In Thousands)
                   OPERATING ACTIVITIES
Net income                                                              $474      $1,817
Noncash items included in net income:
  Amortization of rate deferrals                                       3,052       5,996
  Reserve for regulatory adjustments                                  (1,176)          -
  Other regulatory credits - net                                      (1,521)     (1,602)
  Depreciation and amortization                                        6,326       5,701
  Deferred income taxes and investment tax credits                    (4,608)     (3,501)
  Allowance for equity funds used during construction                   (398)       (325)
Changes in working capital:
  Receivables                                                         (5,036)      8,720
  Fuel inventory                                                       3,942         828
  Accounts payable                                                   (18,690)     (9,369)
  Taxes accrued                                                        3,560       5,095
  Interest accrued                                                    (3,753)     (3,369)
  Deferred fuel costs                                                 11,358       4,557
  Other working capital accounts                                     (10,275)     (8,934)
Provision for estimated losses and reserves                           (2,243)       (579)
Changes in other regulatory assets                                    (3,093)     (2,318)
Other                                                                  1,496       1,775
                                                                    --------     -------
Net cash flow provided by (used in) operating activities             (20,585)      4,492
                                                                    --------     -------

                   INVESTING ACTIVITIES
Construction expenditures                                            (11,194)     (8,051)
Allowance for equity funds used during construction                      398         325
                                                                    --------     -------
Net cash flow used in investing activities                           (10,796)     (7,726)
                                                                    --------     -------

                   FINANCING ACTIVITIES
Proceeds from issuance of long-term debt                              29,817           -
Dividends paid:
  Preferred stock                                                       (241)          -
                                                                    --------     -------
Net cash flow provided by financing activities                        29,576           -
                                                                    --------     -------

Net decrease in cash and cash equivalents                             (1,805)     (3,234)

Cash and cash equivalents at beginning of period                       6,302       4,454
                                                                    --------     -------

Cash and cash equivalents at end of period                            $4,497      $1,220
                                                                    ========     =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period for:
  Interest - net of amount capitalized                                $7,758      $7,014
  Income taxes                                                             -        ($45)

See Notes to Financial Statements.


                          ENTERGY NEW ORLEANS, INC.
                               BALANCE SHEETS
                                   ASSETS
                   March 31, 2001 and December 31, 2000
                                (Unaudited)

                                                             2001         2000
                                                              (In Thousands)
                    CURRENT ASSETS
Cash and cash equivalents                                     $4,497      $6,302
Notes receivable                                               1,513           -
Accounts receivable:
  Customer                                                    77,361      67,264
  Allowance for doubtful accounts                               (770)       (770)
  Associated companies                                           784       2,800
  Other                                                        2,307       3,709
  Accrued unbilled revenues                                   25,194      26,838
                                                            --------    --------
    Total accounts receivable                                104,876      99,841
                                                            --------    --------
Deferred fuel costs                                           16,875      28,234
Fuel inventory - at average cost                                 262       4,204
Materials and supplies - at average cost                       9,101       9,630
Rate deferrals                                                 7,925      10,974
Prepayments and other                                         10,362       1,416
                                                            --------    --------
TOTAL                                                        155,411     160,601
                                                            --------    --------

                   OTHER INVESTMENTS
Investment in subsidiary companies - at equity                 3,259       3,259
                                                            --------    --------

                     UTILITY PLANT
Electric                                                     572,519     572,061
Natural gas                                                  135,810     134,826
Construction work in progress                                 45,968      36,489
                                                            --------    --------
TOTAL UTILITY PLANT                                          754,297     743,376
Less - accumulated depreciation and amortization             399,921     394,271
                                                            --------    --------
UTILITY PLANT - NET                                          354,376     349,105
                                                            --------    --------

           DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
  Unamortized loss on reacquired debt                            921         974
  Other regulatory assets                                     47,769      44,676
Other                                                          1,608         616
                                                            --------    --------
TOTAL                                                         50,298      46,266
                                                            --------    --------

TOTAL ASSETS                                                $563,344    $559,231
                                                            ========    ========
See Notes to Financial Statements.

                        ENTERGY NEW ORLEANS, INC
                              BALANCE SHEETS
                   LIABILITIES AND SHAREHOLDERS' EQUITY
                   March 31, 2001 and December 31, 2000
                                (Unaudited)

                                                                2001         2000
                                                                 (In Thousands)
                   CURRENT LIABILITIES
Accounts payable:
  Associated companies                                          $32,475      $24,637
  Other                                                          31,037       57,566
Customer deposits                                                18,127       18,311
Taxes accrued                                                     9,384        5,823
Accumulated deferred income taxes                                   869        6,543
Interest accrued                                                  2,365        6,119
Other                                                             3,049        3,211
                                                               --------     --------
TOTAL                                                            97,306      122,210
                                                               --------     --------

          DEFERRED CREDITS AND OTHER LIABILITIES
Accumulated deferred income taxes                                44,434       43,754
Accumulated deferred investment tax credits                       5,741        5,868
SFAS 109 regulatory liability - net                              13,531       12,607
Other regulatory liabilities                                        388          537
Accumulated provisions                                            6,228        8,471
Other                                                            12,066       12,356
                                                               --------     --------
TOTAL                                                            82,388       83,593
                                                               --------     --------

Long-term debt                                                  229,020      199,031

                   SHAREHOLDERS' EQUITY
Preferred stock without sinking fund                             19,780       19,780
Common stock, $4 par value, authorized 10,000,000 shares;
  issued and outstanding 8,435,900 shares in 2001 and 2000       33,744       33,744
Paid-in capital                                                  36,294       36,294
Retained earnings                                                64,812       64,579
                                                               --------     --------
TOTAL                                                           154,630      154,397
                                                               --------     --------

Commitments and Contingencies (Notes 1 and 2)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $563,344     $559,231
                                                               ========     ========
See Notes to Financial Statements.


                      ENTERGY NEW ORLEANS, INC.
                     SELECTED OPERATING RESULTS
        For the Three Months Ended March 31, 2001 and 2000
                            (Unaudited)


                                                     Increase/
          Description             2001      2000    (Decrease)      %
                                       (In Millions)
Electric Operating Revenues:
  Residential                     $ 41.0    $ 27.5      $ 13.5    49
  Commercial                        48.9      33.7        15.2    45
  Industrial                         8.3       5.1         3.2    63
  Governmental                      20.9      14.1         6.8    48
                                  ------    ------      ------
    Total retail                   119.1      80.4        38.7    48
  Sales for resale
     Associated companies            7.0       2.6         4.4   169
     Non-associated companies        0.6       2.2        (1.6)  (73)
  Other                              2.5       1.1         1.4   127
                                  ------    ------      ------
    Total                         $129.2    $ 86.3      $ 42.9    50
                                  ======    ======      ======

Billed Electric Energy
 Sales (GWH):
  Residential                        397       373          24     6
  Commercial                         488       497          (9)   (2)
  Industrial                          91        91           -     -
  Governmental                       227       233          (6)   (3)
                                  ------    ------      ------
    Total retail                   1,203     1,194           9     1
  Sales for resale
     Associated companies             63        83         (20)  (24)
     Non-associated companies         13        44         (31)  (70)
                                  ------    ------      ------
    Total                          1,279     1,321         (42)   (3)
                                  ======    ======      ======

                      SYSTEM ENERGY RESOURCES, INC.

             MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                          RESULTS OF OPERATIONS


Net Income

      Net income decreased for the first quarter of 2001 primarily due to a larger provision for potential rate refunds, partially offset by decreased interest expense.

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

Expenses

Other Regulatory Charges

      Other regulatory charges increased for the first quarter of 2001 primarily due to charges associated with the GGART in place at Entergy Arkansas and Entergy Mississippi. The GGART is discussed in Note 2 to the financial statements.

Other

Interest charges

      Interest on long-term debt decreased for the first quarter of 2001 primarily due to:

     o a decrease of $1.3 million in the line of credit fees associated with the sale-leaseback of Grand Gulf 1;
     o a decrease of $1.6 million in interest expense associated with the sale-leaseback of Grand Gulf 1; and
     o a decrease of $1.4 million in interest expense due to the retirement of $75 million of long-term debt in 2000.

      Other interest expense increased for the first quarter of 2001 due to interest on the potential refund of System Energy's proposed rate increase.

Income taxes

      The effective income tax rates for the first quarter of 2001 and 2000 were 45.8% and 47.1%, respectively. The decrease in the effective tax rate is primarily due to the decrease in pre-tax income increasing the impact of flow-through items.

                         SYSTEM ENERGY RESOURCES, INC.
                             INCOME STATEMENTS
             For the Three Months Ended March 31, 2001 and 2000
                                (Unaudited)


                                                             2001       2000
                                                              (In Thousands)
                  OPERATING REVENUES
Domestic electric                                          $151,166   $157,089
                                                           --------   --------

                  OPERATING EXPENSES
Operating and Maintenance:
   Fuel, fuel-related expenses, and
     gas purchased for resale                                10,072     10,683
   Nuclear refueling outage expenses                          4,034      3,214
   Other operation and maintenance                           16,374     15,272
Decommissioning                                               4,736      4,736
Taxes other than income taxes                                 6,708      5,943
Depreciation and amortization                                29,481     28,056
Other regulatory charges - net                               19,167     14,745
                                                           --------   --------
TOTAL                                                        90,572     82,649
                                                           --------   --------

OPERATING INCOME                                             60,594     74,440
                                                           --------   --------

                     OTHER INCOME
Allowance for equity funds used during construction             270        732
Miscellaneous - net                                           5,071      4,096
                                                           --------   --------
TOTAL                                                         5,341      4,828
                                                           --------   --------

              INTEREST AND OTHER CHARGES
Interest on long-term debt                                   19,011     24,126
Other interest - net                                          8,706      6,843
Allowance for borrowed funds used during construction          (137)      (476)
                                                           --------   --------
TOTAL                                                        27,580     30,493
                                                           --------   --------

INCOME BEFORE INCOME TAXES                                   38,355     48,775

Income taxes                                                 17,557     22,989
                                                           --------   --------

NET INCOME                                                  $20,798    $25,786
                                                           ========   ========
See Notes to Financial Statements.

                       SYSTEM ENERGY RESOURCES, INC.
                         STATEMENTS OF CASH FLOWS
           For the Three Months Ended March 31, 2001 and 2000
                               (Unaudited)

                                                              2001        2000
                                                               (In Thousands)
                OPERATING ACTIVITIES
Net income                                                    $20,798     $25,786
Noncash items included in net income:
  Reserve for regulatory adjustments                           27,644      19,555
  Other regulatory charges - net                               19,167      14,745
  Depreciation, amortization, and decommissioning              34,217      32,792
  Deferred income taxes and investment tax credits            (24,524)    (19,377)
  Allowance for equity funds used during construction            (270)       (732)
Changes in working capital:
  Receivables                                                 (37,157)    103,319
  Accounts payable                                             13,389         263
  Taxes accrued                                                26,464      30,056
  Interest accrued                                            (23,111)    (18,587)
  Other working capital accounts                                  905      (3,424)
Provision for estimated losses and reserves                      (164)         15
Changes in other regulatory assets                             10,306      11,795
Other                                                           5,072      (7,705)
                                                             --------    --------
Net cash flow provided by operating activities                 72,736     188,501
                                                             --------    --------

                INVESTING ACTIVITIES
Construction expenditures                                      (7,607)     (9,250)
Allowance for equity funds used during construction               270         732
Nuclear fuel purchases                                        (10,704)         (7)
Proceeds from sale/leaseback of nuclear fuel                   10,704           7
Decommissioning trust contributions and realized
    change in trust assets                                     (5,692)     (5,790)
                                                             --------    --------
Net cash flow used in investing activities                    (13,029)    (14,308)
                                                             --------    --------

                FINANCING ACTIVITIES
Retirement of long-term debt                                  (16,800)     (2,947)
Dividends paid:
  Common stock                                                (22,800)    (23,600)
                                                             --------    --------
Net cash flow used in financing activities                    (39,600)    (26,547)
                                                             --------    --------

Net increase in cash and cash equivalents                      20,107     147,646

Cash and cash equivalents at beginning of period              202,218      35,152
                                                             --------    --------

Cash and cash equivalents at end of period                   $222,325    $182,798
                                                             ========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period for:
  Interest - net of amount capitalized                        $49,725     $42,653
  Income taxes                                                      -     ($4,035)
 Noncash investing and financing activities:
  Change in unrealized depreciation of
   decommissioning trust assets                               ($1,190)    ($1,204)

See Notes to Financial Statements.

                       SYSTEM ENERGY RESOURCES, INC.
                              BALANCE SHEETS
                                 ASSETS
                  March 31, 2001 and December 31, 2000
                              (Unaudited)

                                                          2001         2000
                                                           (In Thousands)
                   CURRENT ASSETS
Cash and cash equivalents:
  Cash                                                        $31          $44
  Temporary cash investments - at cost,
    which approximates market                             222,294      202,174
                                                       ----------   ----------
        Total cash and cash equivalents                   222,325      202,218
                                                       ----------   ----------
Accounts receivable:
  Associated companies                                    232,870      212,551
  Other                                                    19,032        2,194
                                                       ----------   ----------
    Total accounts receivable                             251,902      214,745
                                                       ----------   ----------
Materials and supplies - at average cost                   52,179       52,235
Deferred nuclear refueling outage costs                     3,020        6,577
Prepayments and other                                       5,515        2,639
                                                       ----------   ----------
TOTAL                                                     534,941      478,414
                                                       ----------   ----------

                 OTHER INVESTMENTS
Decommissioning trust funds                               162,074      157,572
                                                       ----------   ----------

                   UTILITY PLANT
Electric                                                3,093,454    3,093,033
Property under capital lease                              449,851      449,851
Construction work in progress                              31,205       24,029
Nuclear fuel under capital lease                           70,970       49,256
                                                       ----------   ----------
TOTAL UTILITY PLANT                                     3,645,480    3,616,169
Less - accumulated depreciation and amortization        1,437,807    1,407,885
                                                       ----------   ----------
UTILITY PLANT - NET                                     2,207,673    2,208,284
                                                       ----------   ----------

          DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
  SFAS 109 regulatory asset - net                         183,907      195,634
  Unamortized loss on reacquired debt                      51,063       51,957
  Other regulatory assets                                 175,938      174,517
Other                                                       8,946        8,172
                                                       ----------   ----------
TOTAL                                                     419,854      430,280
                                                       ----------   ----------

TOTAL ASSETS                                           $3,324,542   $3,274,550
                                                       ==========   ==========
See Notes to Financial Statements.


                        SYSTEM ENERGY RESOURCES, INC.
                               BALANCE SHEETS
                   LIABILITIES AND SHAREHOLDER'S EQUITY
                   March 31, 2001 and December 31, 2000
                                (Unaudited)

                                                                2001           2000
                                                                   (In Thousands)
                   CURRENT LIABILITIES
Currently maturing long-term debt                               $165,891      $151,800
Accounts payable:
  Associated companies                                             2,433         2,722
  Other                                                           37,263        23,585
Taxes accrued                                                     94,994        68,530
Accumulated deferred income taxes                                    270         1,648
Interest accrued                                                  20,897        44,007
Obligations under capital leases                                  32,119        32,119
Other                                                              1,839         1,674
                                                              ----------    ----------
TOTAL                                                            355,706       326,085
                                                              ----------    ----------

          DEFERRED CREDITS AND OTHER LIABILITIES
Accumulated deferred income taxes                                363,678       391,505
Accumulated deferred investment tax credits                       88,647        89,516
Obligations under capital leases                                  38,851        17,137
FERC settlement - refund obligation                               28,965        30,745
Other regulatory liabilities                                     132,128       103,634
Decommissioning                                                  158,889       153,197
Regulatory reserves                                              350,012       322,368
Accumulated provisions                                               524           689
Other                                                             15,736        15,394
                                                              ----------    ----------
TOTAL                                                          1,177,430     1,124,185
                                                              ----------    ----------

Long-term debt                                                   899,982       930,854

                   SHAREHOLDER'S EQUITY
Common stock, no par value, authorized 1,000,000 shares;
  issued and outstanding 789,350 shares in 2001 and 2000         789,350       789,350
Retained earnings                                                102,074       104,076
                                                              ----------    ----------
TOTAL                                                            891,424       893,426
                                                              ----------    ----------

Commitments and Contingencies (Notes 1 and 2)

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                    $3,324,542    $3,274,550
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

      See Note 9 to the financial statements in the Form 10-K for information on Entergy's estimated construction expenditures (including nuclear fuel but excluding AFUDC), long-term debt and preferred stock maturities, and cash sinking fund requirements.

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

      See Note 9 to the financial statements in the Form 10-K for information on nuclear liability, property and replacement power insurance, related NRC regulations, the disposal of spent nuclear fuel, other high-level radioactive waste, and decommissioning costs associated with ANO 1, ANO 2, River Bend, Waterford 3, Grand Gulf 1, Pilgrim, Indian Point 3, and FitzPatrick.

Environmental Issues

(Entergy Arkansas)

      In previous years, Entergy Arkansas has received notices from the EPA and the Arkansas Department of Environmental Quality (ADEQ) alleging that Entergy Arkansas, along with others, may be a potentially responsible party (PRP) for clean-up costs associated with a site in Arkansas. As of March 31, 2001, a remaining recorded liability of approximately $5.0 million existed related to the cleanup of that site.

(Entergy Gulf States)

      Entergy Gulf States has been designated as a PRP for the cleanup of certain hazardous waste disposal sites. Entergy Gulf States is currently negotiating with the EPA and state authorities regarding the cleanup of these sites. As of March 31, 2001, a remaining recorded liability of approximately $16.5 million existed related to the cleanup of the remaining sites at which the EPA has designated Entergy Gulf States as a PRP.

(Entergy Louisiana and Entergy New Orleans)

      During  1993,  the  Louisiana Department of  Environmental  Quality
(LDEQ) issued new rules for solid waste regulation, including regulation of wastewater impoundments. Entergy Louisiana and Entergy New Orleans have determined that certain of their power plant wastewater impoundments were affected by these regulations and have chosen to upgrade or close them. Recorded liabilities in the amounts of $5.8 million for Entergy Louisiana and $0.5 million for Entergy New Orleans existed at March 31, 2001 for wastewater upgrades and closures. Completion of this work is awaiting LDEQ approval.

City Franchise Ordinances   (Entergy New Orleans)

     Entergy New Orleans provides electric and gas service in the City of New Orleans pursuant to franchise ordinances. These ordinances contain a continuing option for the City to purchase Entergy New Orleans' electric and gas utility properties. A resolution to study the advantages for ratepayers that might result from an acquisition of these properties has been filed in a committee of the Council. The committee has deferred consideration of that resolution until May 2001 and no further action has been taken. The full Council must approve the resolution to commence such a study before it can become effective.

Waterford 3 Lease Obligations  (Entergy Louisiana)

     On September 28, 1989, Entergy Louisiana entered into three separate but substantially identical transactions for the sale and leaseback of undivided interests (aggregating approximately 9.3%) in Waterford 3, which were refinanced in 1997. Upon the occurrence of certain events Entergy Louisiana may be obligated to pay amounts sufficient to permit the Owner Participants to withdraw from these lease transactions and may be required to assume the outstanding bonds issued to finance, in part, the lessors' acquisition of the undivided interests in Waterford 3. See
Note 10 to the financial statements in the Form 10-K for further information.

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

Reimbursement Agreement  (System Energy)

      Under a bank letter of credit and reimbursement agreement, System Energy has agreed to a number of covenants relating to the maintenance of certain capitalization and fixed charge coverage ratios. System Energy agreed, during the term of the agreement, to maintain its equity at not less than 33% of its adjusted capitalization (defined in the agreement to include certain amounts not included in capitalization for financial statement purposes). In addition, System Energy must maintain, with respect to each fiscal quarter during the term of the agreement, a ratio of adjusted net income to interest expense (calculated, in each case, as specified in the agreement) of at least 1.60 times earnings. System Energy was in compliance with the above covenants at March 31, 2001. See
Note 9 to the financial statements in the Form 10-K for further information.

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

Arkansas

(Entergy Corporation and Entergy Arkansas)

     As discussed in Note 2 to the financial statements in the Form 10-K, the target date for retail open access has been delayed until no sooner than October 1, 2003 and no later than October 1, 2005.

     In   October   2000,  in  compliance  with  the  currently   enacted
deregulation law, Entergy Arkansas filed a market power study in accordance with the guidelines adopted by the APSC. In February 2001, Entergy Arkansas filed supplemental testimony to address the effects of the proposed Transco on Entergy Arkansas' market power. In December
2000, Entergy Arkansas filed an application for approval to transfer Entergy Arkansas' transmission assets to the Transco.

Texas

(Entergy Corporation and Entergy Gulf States)

     As discussed in Note 2 to the financial statements in the Form 10-K, the Texas legislature enacted a law providing retail open access by most investor-owned electric utilities, including Entergy Gulf States, on January 1, 2002. With retail open access, generation and a new retail electric provider operation will be competitive businesses, but transmission and distribution operations will continue to be regulated. The new retail electric provider will be the primary point of contact with customers.

     In March 2001, Entergy Gulf States filed with the PUCT a non-unanimous settlement agreement in its unbundled cost of service proceeding that establishes the Texas distribution company's revenue requirement. The settlement agreement is between Entergy Gulf States, the PUCT Staff, and other parties. Pursuant to a generic rule prescribed by the PUCT, the Texas distribution company's allowed return on equity will be 11.25%. The capital structure prescribed by the PUCT is 60% debt and 40% equity. A rider to recover nuclear decommissioning costs will be implemented. Also in the settlement agreement, the parties agree that Entergy Gulf States' Texas jurisdictional stranded costs and benefits are $0, and no charge to recover stranded costs or credit to refund excess mitigation will be implemented. Nevertheless, if legislation passes in Texas that requires Entergy Gulf States to pass-through or share stranded benefits with its customers, that legislation will control this issue. After a hearing in April 2001, the PUCT voted to approve a rate order consistent with the terms of the settlement. A written interim order is expected by the end of May 2001.

     The LPSC has opened a docket to identify the changes in corporate structure and operations of Entergy Gulf States, and their potential impact on Louisiana retail ratepayers, resulting from restructuring in Texas and Arkansas. Entergy Gulf States and the LPSC staff have reached a settlement on certain Texas business separation plan issues, and the terms were submitted in April 2001 to intervenors. The settlement is set for hearing at the LPSC in May 2001. The settlement term sheet includes the following features:

     o shortens, to the end of 2002, the period for the Texas distribution company and the unbundled transmission entity to extinguish their respective assumed portions of Entergy Gulf States' debt obligations;
     o adds a contingent indemnity by Entergy Corporation with respect to the unbundled transmission entity's assumed portion of Entergy Gulf States' debt obligations in the event that the obligations have not been extinguished prior to December 31, 2002 (which in no event will continue beyond December 31, 2004); and
     o prohibits the transfer of Texas generation assets to the Texas generation company until outstanding Entergy Gulf States long-term debt and preferred stock (or equivalent amount) allocable to the assets have been paid, which shall be not later than December 31, 2004. Entergy Gulf States may transfer generation assets either in whole or in part as portions of the allocable outstanding long-term debt and preferred stock (or equivalent amount) are paid.

Hearings are scheduled for June 2001 on contested issues in the proceeding, and a decision is not expected until September 2001. The outcome of the Louisiana proceeding will be reported to the PUCT and the Office of Public Utility Counsel and may require additional PUCT action before the business separation plan is final. Management cannot predict the outcome of the proceedings on the plan, which is scheduled to be in effect on January 1, 2002.

Retail Rate Proceedings

      Previous developments and information related to retail rate proceedings are presented in Note 2 to the financial statements in the Form 10-K.

Filings with the APSC  (Entergy Corporation and Entergy Arkansas)

     In March 2001, Entergy Arkansas filed its annually redetermined energy cost rate with the APSC in accordance with the energy cost rate formula, including a new energy allocation factor. The filing reflected that an increase was warranted due to the increase in fuel and purchased power costs and to collect the accumulated under-recovery of energy costs for 2000. The increased energy cost rate is effective April 2001 through March 2002.

Filings with the PUCT and Texas Cities

Recovery  of  River  Bend Costs  (Entergy Corporation  and  Entergy  Gulf
States)

      In March 1998, the PUCT disallowed recovery of $1.4 billion of company-wide abeyed River Bend plant costs, which have been held in abeyance since 1988. Entergy Gulf States appealed the PUCT's decision on this matter to the Travis County District Court in Texas. Subsequent to the July 1999 settlement agreement discussed in Note 2 to the financial statements in the Form 10-K, Entergy Gulf States removed the reserve for River Bend plant costs held in abeyance and reduced the value of the plant asset. The July 1999 settlement agreement limits potential recovery of the remaining plant asset, less depreciation, to $115 million as of January 1, 2002. In the unbundled cost of service proceeding settlement discussed above, and consistent with the July 1999 settlement, Entergy Gulf States agrees not to prosecute its appeal until January 1, 2002. Entergy Gulf States also agrees that it will not seek recovery of the abeyed plant costs through any additional charge to Texas ratepayers. The financial statement impact of the settlement agreement on the abeyed plant costs will ultimately depend on several factors, including the possible discontinuance of SFAS 71 accounting treatment to the Texas generation business, the determination of the market value of generation assets, and the possible enactment of legislation in Texas requiring the pass-through or sharing of any stranded benefits with Texas ratepayers. No assurance can be given that additional reserves or write-offs will not be required in the future.

PUCT Fuel Cost Review  (Entergy Corporation and Entergy Gulf States)

     As  determined  in the July 1999 settlement agreement  discussed  in
Note 2 to the financial statements in the Form 10-K, Entergy Gulf States adopted a methodology for calculating its fixed fuel factor based on the market price of natural gas. This calculation and any necessary adjustments occur semi-annually and will continue until December 2001. The amounts collected under Entergy Gulf States' fixed fuel factor through December 2001 are subject to fuel reconciliation proceedings before the PUCT.

      In January 2001, Entergy Gulf States filed a fuel reconciliation case covering the period from March 1, 1999 to August 31, 2000. Entergy Gulf States is reconciling approximately $583 million of fuel and purchased power costs. As part of this filing, Entergy Gulf States requested the collection of $28 million, plus interest, of under-recovered fuel and purchased power costs. A procedural schedule has been established calling for a hearing in August 2001.

     In March 2001, Entergy Gulf States filed an application with the PUCT requesting an interim surcharge to collect under-recovered fuel and purchased power expenses incurred from September 2000 through January 2001. Entergy Gulf States is requesting the recovery of $82 million, plus interest, from July through December 2001. The request is currently pending before the PUCT and an order is expected by June 2001. The fuel and purchased power expenses contained in this surcharge request will be subject to future fuel reconciliation proceedings.

Filings with the LPSC

Annual Earnings Reviews  (Entergy Corporation and Entergy Gulf States)

      In May 2000, Entergy Gulf States filed its seventh required post-merger earnings analysis with the LPSC. This filing will be subject to review by the LPSC, which may result in a change in rates. Entergy Gulf States also is proposing that the allowed return on common equity be increased to 11.60%. Hearings are scheduled for June 2001.

Formula Rate Plan Filings  (Entergy Corporation and Entergy Louisiana)

       In May 2000, Entergy Louisiana submitted its fifth annual performance-based formula rate plan filing for the 1999 test year. As a result of this filing, Entergy Louisiana implemented a $24.8 million base rate reduction in August 2000. Entergy Louisiana is proposing to increase prospectively the allowed return on common equity from 10.5% to 11.6%, which, if approved, would reduce the amount of any rate reduction implemented in its formula rate plan proceedings. This filing will be subject to review by the LPSC. A procedural schedule has not yet been established by the LPSC.

      In April 2001, Entergy Louisiana submitted its sixth annual performance-based formula rate plan filing for the 2000 test year. The filing indicated that an immaterial base rate reduction might be appropriate for implementation effective August 2001. This filing will be subject to review by the LPSC. A procedural schedule has not yet been established by the LPSC.

Fuel  Adjustment  Clause  Litigation  (Entergy  Corporation  and  Entergy
Louisiana)

     In May 1998, a group of ratepayers filed a complaint against Entergy Corporation, Entergy Power, and Entergy Louisiana in state court in Orleans Parish purportedly on behalf of all Entergy Louisiana ratepayers. The plaintiffs seek treble damages for alleged injuries arising from alleged violations by the defendants of Louisiana's antitrust laws in connection with the costs included in fuel filings with the LPSC and passed through to ratepayers. Plaintiffs also requested that the LPSC initiate a review of Entergy Louisiana's monthly fuel adjustment charge filings and force restitution to ratepayers of all costs that the plaintiffs allege were improperly included in those fuel adjustment filings. A few parties intervened in the LPSC proceeding. In direct testimony, plaintiffs purport to quantify many of their claims for the period 1989 through 1998 in an amount totaling $544 million, plus interest.

      Entergy Louisiana has agreed to settle both of these proceedings. The LPSC approved the settlement agreement following a fairness hearing before an ALJ in November 2000. The state court certified the plaintiff class and approved the settlement after a fairness hearing in April 2001. Under the terms of the settlement agreement, Entergy Louisiana agrees to refund to customers approximately $72 million to resolve all claims arising out of or relating to Entergy Louisiana's fuel adjustment clause filings from January 1, 1975 through December 31, 1999, except with respect to purchased power and associated costs included in the fuel adjustment clause filings for the period May 1 through September 30, 1999. Entergy Louisiana previously provided reserves for the refund, which Entergy Louisiana expects to make during the summer of 2001.

      Also under the terms of the settlement, Entergy Louisiana consents to future fuel cost recovery under a long-term gas contract based on a formula that would likely result in an under-recovery of actual costs under that contract for the remainder of its term, which runs through 2013. The future under-recovery cannot be precisely estimated at this time because it will depend upon factors that are not certain, such as the price of gas and the amount of gas purchased under the long-term contract. In recent years, Entergy Louisiana has made purchases under that contract totaling from $91 million to $121 million annually. Had the proposed settlement terms been applicable to such purchases, the under-recoveries would have ranged from $4 million to $9 million per year.

Filings with the MPSC  (Entergy Corporation and Entergy Mississippi)

     In March 2001, Entergy Mississippi submitted its annual performance-based formula rate plan filing for the 2000 test year. The submittal indicated a $6.7 million rate increase adjustment to take place under the formula rate plan. In April 2001, the MPSC Staff and Entergy Mississippi entered into a stipulation that provides for an increase of $5.6 million, which was approved by the MPSC and is effective in May 2001.

Filings with the Council

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

      Plaintiffs also filed this complaint with the Council in order to initiate a review by the Council of the plaintiffs' allegations and to force restitution to ratepayers of all costs they allege were improperly and imprudently included in the fuel adjustment filings. Discovery has begun in the proceedings before the Council. In April 2000, testimony was filed on behalf of the plaintiffs in this proceeding. The testimony asserts, among other things, that Entergy New Orleans and other defendants have engaged in fuel procurement and power purchasing practices that could have resulted in New Orleans customers being overcharged by more than $59 million over a period of years. However, it is not clear precisely what periods and damages are being alleged.
Entergy  intends  to defend this matter vigorously,  both  in  court  and before the Council. Hearings are to be held in October 2001. The ultimate outcome of the lawsuit and the Council proceeding cannot be predicted at this time.

Grand Gulf Accelerated Recovery Tariff  (Entergy Arkansas)

      In April 1998, FERC approved the GGART that Entergy Arkansas filed as part of the settlement agreement that the APSC approved in December 1997. The GGART was designed to allow Entergy Arkansas to pay down a portion of its Grand Gulf purchased power obligation in advance of the implementation of retail access in Arkansas. The GGART provides for the acceleration of $165.3 million of its obligation over the period January 1, 1999 through June 30, 2004. In April 2001, FERC approved Entergy Arkansas' filing that requested cessation of the GGART effective July 1, 2001. Entergy Arkansas made the filing pursuant to the terms of a December 2000 settlement agreement with the APSC, which is discussed in
Note 2 to the financial statements in the Form 10-K.
December 2000 Ice Storms  (Entergy Arkansas)

     In mid- and late December 2000, two separate ice storms left 226,000 and 212,500 Entergy Arkansas customers, respectively, without electric power in its service area. The storms were the most severe natural disasters ever to affect Entergy Arkansas, causing damage to transmission and distribution lines, equipment, poles, and facilities. In April 2001, Entergy Arkansas filed with the APSC a proposal to recover, over approximately a five and one-half year period, $155 million in costs, plus carrying charges, associated with power restoration caused by the December 2000 ice storms. After responses filed by the APSC Staff and other parties regarding, among other things, the procedural schedule, Entergy Arkansas filed a suggested schedule that calls for a hearing on its filing in October 2001. No assurance can be given as to the timing or outcome of this proceeding.


NOTE 3.  COMMON STOCK  (Entergy Corporation)

     During the first quarter of 2001, Entergy Corporation issued 624,954 shares of its previously repurchased common stock to satisfy stock options exercised and employee stock purchases. In addition, Entergy Corporation received proceeds of approximately $2.1 million from the issuance of 79,473 shares of common stock to satisfy stock options exercised.


NOTE 4.  LONG-TERM DEBT

(Entergy Mississippi)

     On January 31, 2001, Entergy Mississippi issued $70 million of 6.25% Series First Mortgage Bonds due February 1, 2003. The proceeds are being used for general corporate purposes, including the retirement of short-term indebtedness incurred from money pool borrowings for capital expenditures and working capital needs.

(Entergy New Orleans)

     On February 23, 2001, Entergy New Orleans issued $30 million of 6.65% Series First Mortgage Bonds due March 1, 2004. The proceeds are being used for general corporate purposes, including the retirement of short-term indebtedness incurred from money pool borrowings for capital expenditures and working capital needs.


NOTE 5.  RETAINED EARNINGS  (Entergy Corporation)

      On April 4, 2001, Entergy Corporation's Board of Directors declared a common stock dividend of $0.315 per share, payable on June 1, 2001, to holders of record on May 15, 2001.


NOTE 6.  BUSINESS SEGMENT INFORMATION  (Entergy Corporation)

      Entergy's reportable segments as of March 31, 2001, are domestic utility and System Energy, Entergy-Koch, Entergy Wholesale Operations
(EWO), and domestic non-utility nuclear. Prior to the first quarter of 2001, Entergy also reported its power marketing and trading segment that engaged in the marketing of wholesale electricity, gas, other generating fuels, electric capacity, and financial instruments. On January 31, 2001, Entergy contributed substantially all of the power marketing and trading business to the Entergy-Koch joint venture, and now reports results from the joint venture as equity in earnings of unconsolidated equity affiliates in the financial statements. See Note 9 to the financial statements for further discussion of the investment in Entergy-Koch, L.P. EWO, which includes Entergy's global power development business, and domestic non-utility nuclear were formerly reported in "all other," but they are now reportable segments. "All Other" now includes the parent company, Entergy Corporation, and other business activity. Other business activity in the All Other column is principally gains or losses on the sales of businesses, and the earnings on the proceeds of those sales.

     Entergy's segment financial information for the first quarter of 2001 and 2000 is as follows (in thousands):

                          Domestic    Entergy-      EWO*      Domestic   All Other* Eliminations   Consolidated
                         Utility and   Koch/                 Non-Utility
                           System      Power                  Nuclear *
                           Energy    Marketing
                                        and
                                      Trading*
2001
Operating Revenues        $1,983,707    $     -  $  477,946   $  179,375    $12,390         ($991)    $2,652,427
Equity in Net Income
 (Loss) of Affiliates              -     25,668        (604)           -          -             -         25,064
Income Taxes (Benefit)        85,505     10,174      (2,578)      19,919     (4,591)            -        108,429
Net Income (Loss)            120,437     16,565       1,780       29,959     (7,870)            -        160,871
Total Assets              20,562,033    575,689   2,090,400    1,874,783    983,934      (895,080)    25,191,759

2000
Operating Revenues        $1,401,444   $327,786   $  27,630    $  60,830     $5,761      ($11,959)    $1,811,492
Income Taxes (Benefit)        71,191      5,874      (3,428)       8,564        624             -         82,825
Net Income (Loss)             87,338     11,537      (2,232)      11,458        309             -        108,410
Total Assets              19,556,488    500,175   1,555,280      583,279  1,782,441      (615,436)    23,362,227


Businesses  marked with * are sometimes referred to as  the  "competitive
businesses,"   with  the  exception  of  the  parent   company,   Entergy
Corporation.  Eliminations are primarily intersegment activity.


NOTE 7.  ENTERGY-FPL GROUP MERGER  (Entergy Corporation)

      On July 30, 2000, Entergy Corporation and FPL Group, Inc. entered into a Merger Agreement providing for a business combination that would have resulted in the creation of a new company. On April 1, 2001, Entergy Corporation and FPL Group, Inc. terminated the Merger Agreement by mutual decision. Both companies agreed that no termination fee is payable under the terms of the Merger Agreement, unless within nine months of the termination one party agrees to a substantially similar transaction with another party. Each company will bear its own merger-related expenses. Entergy has filed for withdrawal of its merger-related filings submitted to the FERC, the SEC, and state and local regulatory agencies.


NOTE   8.    DERIVATIVE  INSTRUMENTS  AND  HEDGING  ACTIVITIES   (Entergy
Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

      In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which was implemented effective
January 1, 2001. This statement requires that all derivatives be recognized in the balance sheet, either as assets or liabilities, at fair value. The changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. For fair-value hedge transactions in which Entergy is hedging changes in an asset's, liability's, or firm commitment's fair value, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. For cash-flow hedge transactions in which Entergy is hedging the variability of cash flows related to a variable-rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges will be recognized in current-period earnings.

      Entergy utilizes derivative financial instruments primarily for the following purposes:

     o trading activity by Entergy Wholesale Operations;
     o to ensure adequate power supplies and to mitigate certain risks in the domestic utility business; and
     o to hedge cash flows for various transactions in its competitive businesses.

The implementation of SFAS 133 did not materially impact the power marketing and trading business, as its derivative portfolio was already marked-to-market under the provisions of EITF 98-10, "Measuring the Value of Energy-Related Contracts". Effective January 1, 2001, Entergy recorded a net-of-tax cumulative-effect-type adjustment of approximately $18.0 million reducing accumulated other comprehensive income to recognize at fair value all derivative instruments that are designated as cash-flow hedging instruments, primarily interest rate swaps and foreign currency forward contracts related to Entergy's competitive businesses.

      The FASB's Derivatives Implementation Group (DIG) is considering a number of issues affecting the power industry. Entergy's interpretation of these issues in its initial implementation of SFAS 133 is based on management's application of existing accounting literature. To the extent that the DIG ultimately interprets these issues differently than Entergy, Entergy's financial statements could be materially affected in future periods, although the amount of the possible effect cannot be quantified at this time.


NOTE 9.  INVESTMENT IN ENTERGY-KOCH, L.P.  (Entergy Corporation)

      On January 31, 2001, subsidiaries of Entergy and Koch Industries, Inc. formed Entergy-Koch, L.P., a limited partnership equally owned by Entergy and Koch Industries, Inc. An eight-member board of directors, equally appointed by Entergy and Koch Industries, Inc., governs Entergy-Koch, L.P. As part of the joint venture agreement, Entergy contributed substantially all of its power marketing and trading business in the United States and the United Kingdom and made other contributions, including equity and loans, totaling $414 million. Koch Industries, Inc. contributed to the venture its 9,000-mile Koch Gateway Pipeline (which has been renamed the Gulf South Pipeline), gas storage facilities, including the Bistineau storage facility near Shreveport, Louisiana, and Koch Energy Trading, which marketed and traded electricity, gas, weather derivatives, and other energy-related commodities and services. The joint venture's trading activities are now conducted under the name Axia Energy. Entergy's investment in Entergy-Koch, L.P. is accounted for under the equity method of accounting. The partnership agreement contains disproportionate income allocations between the partners for several different sources of partnership earnings through 2003.
                   __________________________________

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

Ratepayer Lawsuits (Entergy Corporation, Entergy Gulf States, Entergy Louisiana, and Entergy New Orleans)

      See "Ratepayer Lawsuits, Entergy Louisiana Fuel Clause Lawsuit"  in
Item 1 of Part I of the Form 10-K for a discussion of the complaints filed by ratepayers with the LPSC and in Louisiana state court in Orleans Parish. See "Filings with the LPSC, Fuel Adjustment Clause Litigation" in Note 2 to the financial statements herein for developments that have occurred since the filing of the Form 10-K.

      See  "Ratepayer Lawsuits, Vidalia Project Sub-Docket" in Item 1  of
Part I of the Form 10-K for a discussion of the sub-docket established in the Entergy Louisiana Fuel Clause Lawsuit at the LPSC. In late April and early May 2001, the LPSC conducted hearings addressing the issues listed in the Form 10-K, except for the issue of the appropriate regulatory treatment of the Vidalia contract in the event the LPSC approves implementation of retail competition. With regard to that issue, the parties entered a joint stipulation that the issue more appropriately would be considered in a separate, existing docket specifically devoted to stranded-cost-related issues.

     With regard to the other issues, Entergy Louisiana asserted at the hearings that it has prudently managed the Vidalia contract and that, through final orders issued in 1985 and 1990, the LPSC itself previously has recognized Entergy Louisiana's prudence by formally and expressly approving the Vidalia contract and the recovery through the fuel adjustment clause of all amounts paid by Entergy Louisiana pursuant to the FERC-filed rate. The LPSC staff alleged at the hearings that the Vidalia project owners' July 30, 1990 request that the LPSC clarify the LPSC's 1985 order (approving the Entergy Louisiana/Vidalia project purchase power agreement) and approve a sale and leaseback of the project, presented Entergy Louisiana with an approximately three-week "window of opportunity" (prior to the LPSC's issuance of the 1990 order) during which Entergy Louisiana could have used its purported leverage either: (1) to attempt to restructure the FERC-filed rate schedule contained in the Vidalia contract; or (2) to attempt to secure a concession from the Vidalia project owners whereby, at a minimum, the owners would share with Entergy Louisiana ratepayers some portion of what the LPSC staff quantifies as approximately $90 million of tax benefits.
The LPSC staff and intervenors further alleged at the hearings that Entergy Louisiana was imprudent for not preparing and presenting to the LPSC during the August 1990 hearings on the Vidalia project owners' motion for clarification, an updated life cycle economic analysis showing that, as of August 1990, the Vidalia contract appeared to have become uneconomic due to the significant drop in projected avoided costs precipitated by, among other things, the legislative repeal of the Fuel Use Act of 1978 and the steep decline in oil and gas prices in the mid- to late-1980s. Additionally, Marathon Oil Company and the Sewerage and Water Board of New Orleans alleged at the hearings that the Vidalia project owners had incurred construction cost overruns and escalating operating costs, and had paid excessive royalties to the Town of Vidalia, and that these costs were imprudent and should be disallowed, in whole or in part. However, these intervenors recommended that, although Entergy Louisiana ratepayers should reap the benefits of any such disallowances, the Town of Vidalia and the Vidalia project owners, and not Entergy Louisiana, should bear the cost of any such disallowances.

     The LPSC staff has proposed several alternative and non-mutually-exclusive remedies, including without limitation: reducing prospectively some portion of the above market Vidalia contract costs that Entergy
Louisiana is allowed to recover through the fuel adjustment clause; shifting prudently incurred costs to base rates and disallowing imprudently-incurred costs; imposing a rate of return performance penalty for some appropriate period of time; and disallowing as part of fuel cost recovery some portion of the purported tax savings and other benefits associated with the 1990 clarification motion, plus interest since 1990. The LPSC staff has recommended that the ALJ who presided over the hearings make a recommendation to the LPSC with regard to the prudence and jurisdictional issues and certify the question of remedies to the LPSC.


Item 5.  Other Information

Earnings   Ratios   (Entergy  Arkansas,  Entergy  Gulf  States,   Entergy
Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

      The domestic utility companies and System Energy have calculated ratios of earnings to fixed charges and ratios of earnings to combined fixed charges and preferred dividends pursuant to Item 503 of Regulation S-K of the SEC as follows:

                           Ratios of Earnings to Fixed Charges
                                   Twelve Months Ended
                                    December 31,             March 31,
                        1996   1997    1998    1999   2000      2001

Entergy Arkansas        2.93   2.54   2.63    2.08    3.01      2.91
Entergy Gulf States     1.47   1.42   1.40    2.18    2.60      2.92
Entergy Louisiana       3.16   2.74   3.18    3.48    3.33      3.23
Entergy Mississippi     3.40   2.98   3.12    2.44    2.33      2.30
Entergy New Orleans     3.51   2.70   2.65    3.00    2.66      2.44
System Energy           2.21   2.31   2.52    1.90    2.41      2.36

                         Ratios of Earnings to Combined Fixed Charges
                                  and Preferred Dividends
                                    Twelve Months Ended
                                     December 31,                 March 31,
                         1996   1997     1998     1999    2000      2001

Entergy Arkansas         2.44   2.24    2.28     1.80     2.70      2.61
Entergy Gulf States (a)  1.19   1.23    1.20     1.86     2.39      2.77
Entergy Louisiana        2.64   2.36    2.75     3.09     2.93      2.84
Entergy Mississippi      2.95   2.69    2.80     2.18     2.09      2.07
Entergy New Orleans      3.22   2.44    2.41     2.74     2.43      2.22

(a) "Preferred Dividends" in the case of Entergy Gulf States also include dividends on preference stock.


Item 6.  Exhibits and Reports on Form 8-K

      (a) Exhibits*

** 4(a) - Sixteenth Supplemental Indenture, dated as of January  1,
          2001, to Entergy Mississippi's Mortgage and Deed of Trust, dated as of February 1, 1988 (filed as Exhibit A-2(a) to Rule 24 Certificate dated February 9, 2001 in File No. 70-9757).

** 4(b) - Ninth  Supplemental Indenture, dated as  of  February  1,
          2001, to Entergy New Orleans' Mortgage and Deed of Trust, dated as of May 1, 1987 (filed as Exhibit C-5(a) to Form U5S for the year ended December 31, 2000).

   99(a)- Entergy  Arkansas' Computation of Ratios of  Earnings  to
          Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

   99(b)- Entergy Gulf States' Computation of Ratios of Earnings to
          Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

   99(c)- Entergy Louisiana's Computation of Ratios of Earnings  to
          Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

   99(d)- Entergy Mississippi's Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

   99(e)- Entergy New Orleans' Computation of Ratios of Earnings to
          Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

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

 * Reference is made to a duplicate list of exhibits being filed as a part of this report on Form 10-Q for the quarter ended March 31, 2001, which list, prepared in accordance with Item 102 of Regulation S-T of the SEC, immediately precedes the exhibits being filed with this report on Form 10-Q for the quarter ended March 31, 2001.

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

     Entergy Corporation, Entergy Arkansas, Entergy Gulf States,
     Entergy   Louisiana,  Entergy  Mississippi,   Entergy   New
     Orleans, and System Energy

           A Current Report on Form 8-K, dated March 19, 2001, was filed with the SEC on March 19, 2001, reporting information under Item 5. "Other Events" and Item 7. "Financial Statements, Pro Forma Financial Statements and Exhibits".

     Entergy Corporation, Entergy Arkansas, Entergy Gulf States,
     Entergy   Louisiana,  Entergy  Mississippi,   Entergy   New
     Orleans, and System Energy

           A Current Report on Form 8-K, dated April 2, 2001, was filed with the SEC on April 2, 2001, reporting information under Item 5. "Other Events" and Item 7. "Financial Statements, Pro Forma Financial Statements and Exhibits".

     Entergy Corporation

           A Current Report on Form 8-K, dated April 3, 2001, was filed with the SEC on April 3, 2001, reporting information under Item 7. "Financial Statements, Pro Forma Financial Statements and Exhibits" and Item 9. "Regulation FD Disclosure".

     Entergy Corporation

           A Current Report on Form 8-K, dated April 25, 2001, was filed with the SEC on April 25, 2001, reporting information under Item 7. "Financial Statements, Pro Forma Financial Statements and Exhibits" and Item 9. "Regulation FD Disclosure".

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


Date:     May 10, 2001