Form 10-K/A
period 2000-12-31
ENTERGY CORP /DE/
filed 2001-08-03
CIK 65984

UNITED STATES
                SECURITES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-K/A

(Mark One)
  X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal Year Ended December 31, 2000

                  OR

     TRANSITION REPORT PURSUANT TO SECTION 13
     OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________to______________

Commission     Registrant, State of Incorporation,      IRS Employee
File Number    Address of Principal Executive           Identification No.
               Office and Telephone Number

1-11299        ENTERGY CORPORATION                      72-1229752
               (a Delaware corporation)
               639 Loyola Avenue
               New Orleans, Louisiana 70113
               Telephone (504) 576-4000


Securities registered pursuant to Section 12 (b) of the Act:

Registrant                    Title of Class

Entergy Corporation           Common Stock, $0.01 Par Value - 221,665,028
                                 shares outstanding at June 29, 2001


     Indicate  by  check mark whether the  registrants  (1)
have  filed all reports required to be filed by Section  13
or 15 (d) of the Securities Exchange Act of 1934 during the
preceding  12  months  (or  for such  shorter  period  that
registrants  were required to file such reports),  and  (2)
have  been subject to such filing requirements for the past
90 days.  Yes _X_  No ___

      Indicate  by  check mark if disclosure of  delinquent
filers  pursuant  to  Item 405 of  Regulation  S-K  is  not
contained herein, and will not be contained, to the best of
the   registrants'  knowledge,  in  definitive   proxy   or
information  statements incorporated by reference  in  Part
III  of this Form 10-K or any amendment to this Form  10-K.
[  ]

      The  aggregate  market value of  Entergy  Corporation
Common Stock, $0.01 Par Value, held by non-affiliates,  was
$8.5 billion based on the reported last sale price of such stock on the New York Stock Exchange on June 29, 2001.

                        EXPLANATORY NOTE


     This amendment to Form 10-K is being filed to attach an exhibit previously listed in the Exhibit List 10(a)94, but not previously attached because Entergy had requested confidential treatment. The full text of the exhibit is now being attached.

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

+(a)81 -- Retention Agreement effective November 21, 2000 between
       J.  Wayne Leonard and Entergy Corporation (10(a)81 to Form
       10-K for the year ended December 31, 2000 in 1-11299).

+(a)82 --    Retention Agreement effective July 29, 2000  between
       Frank  F.  Gallaher  and Entergy Corporation  (10(a)82  to
       Form  10-K  for  the year ended December 31,  2000  in  1-
       11299).

+(a)83 --    Retention Agreement effective July 29, 2000  between
       C. Gary Clary and Entergy Corporation (10(a)83 to Form 10-
       K for the year ended December 31, 2000 in 1-11299).

+(a)84 --  Retention  Agreement effective July 29,  2000  between
       Jerry D. Jackson and Entergy Corporation (10(a)84 to  Form
       10-K for the year ended December 31, 2000 in 1-11299).

+(a)85 --    Retention Agreement effective July 29, 2000  between
       Donald  C. Hintz and Entergy Corporation (10(a)85 to  Form
       10-K for the year ended December 31, 2000 in 1-11299).

+(a)86 --  Retention  Agreement effective July 29,  2000  between
       Michael  G.  Thompson and Entergy Corporation (10(a)86  to
       Form  10-K  for  the year ended December 31,  2000  in  1-
       11299).

+(a)87 --     Retention  Agreement  effective  January  22,  2001
       between  Richard  J.  Smith  and  Entergy  Services,   Inc
       (10(a)87 to Form 10-K for the year ended December 31, 2000 in 1-11299).

+(a)88 --     Retention  Agreement  effective  January  25,  2001
       between Horace Webb and Entergy Services, Inc (10(a)88  to
       Form  10-K  for  the year ended December 31,  2000  in  1-
       11299).

+(a)89 --    Retention Agreement effective July 29, 2000  between
       Jerry  W.  Yelverton and Entergy Corporation  (10(a)89  to
       Form  10-K  for  the year ended December 31,  2000  in  1-
       11299).

+(a)90 --    Retention Agreement effective July 29, 2000  between
       C.  John  Wilder and Entergy Corporation (10(a)90 to  Form
       10-K for the year ended December 31, 2000 in 1-11299).

+(a)91--      Employment   Retention  Bonus   Plan   of   Entergy
       Corporation and Subsidiaries dated July 30, 2000 (10(a)91 to Form 10-K for the year ended December 31, 2000 in 1-
       11299).

+(a)   92  --     Employment Agreement by and between WCB Holding
       Corporation  and J. Wayne Leonard dated  as  of  July  30,
       2000 (99.3 to Form 8-K dated July 31, 2000 in 1-11299).

+(a)   93  --     Employment Agreement by and between WCB Holding
       Corporation  and James L. Broadhead dated as of  July  30,
       2000 (99.2 to Form 8-K dated July 31, 2000 in 1-11299).

*(a)   94--    Agreement of Limited Partnership of  Entergy-Koch,
       LP among EKLP, LLC, EK Holding I, LLC, EK Holding II, LLC and Koch Energy, Inc. dated January 31, 2001.


_________________

*  Filed herewith.
+  Management contracts or compensatory plans or arrangements.



                            SIGNATURE


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned hereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.


                                        Entergy Corporation


                                        By: /s/ Nathan E. Langston
                                             Nathan E. Langston
                                             Vice President and
                                             Chief Accounting Officer


Dated: August 3, 2001