Form 10-Q
period 2002-06-30
ENTERGY CORP /DE/; SYSTEM ENERGY RESOURCES INC; ENTERGY NEW ORLEANS INC; ENTERGY MISSISSIPPI INC; ENTERGY LOUISIANA INC; ENTERGY GULF STATES INC; ENTERGY ARKANSAS INC
filed 2002-08-12
CIK 65984, 202584, 71508, 66901, 60527, 44570, 7323

_____________________________________________________________________
                            UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                              FORM 10-Q


(Mark One)
   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended June 30, 2002

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

Yes     X      No

Common Stock Outstanding                  Outstanding at July 31, 2002
Entergy Corporation      ($0.01 par value)         224,028,796

      Entergy Corporation, Entergy Arkansas, Inc., Entergy Gulf States, Inc., Entergy Louisiana, Inc., Entergy Mississippi, Inc., Entergy New Orleans, Inc., and System Energy Resources, Inc. separately file this combined Quarterly Report on Form 10-Q. Information contained herein relating to any individual company is filed by such company on its own behalf. Each company reports herein only as to itself and makes no other representations whatsoever as to any other company. This combined Quarterly Report on Form 10-Q supplements and updates the Annual Report on Form 10-K for the calendar year ended December 31, 2001, and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed by the
individual  registrants  with  the  SEC,  and  should  be   read   in
conjunction therewith.


                     Forward-Looking Information

      The following constitutes a "Safe Harbor" statement under the Private Securities Litigation Reform Act of 1995: Investors are cautioned that forward-looking statements contained herein with respect to the revenues, earnings, performance, strategies, prospects and other aspects of the business of Entergy Corporation, Entergy Arkansas, Inc., Entergy Gulf States, Inc., Entergy Louisiana, Inc., Entergy Mississippi, Inc., Entergy New Orleans, Inc., and System Energy Resources, Inc. and their affiliated companies may involve risks and uncertainties. A number of factors could cause actual results or outcomes to differ materially from those indicated by such forward-looking statements. These factors include, but are not limited to, risks and uncertainties relating to: the effects of weather, the performance of generating units and transmission systems, the possession of nuclear materials, fuel and purchased power prices and availability, the effects of regulatory decisions and changes in law, litigation, capital spending requirements and the availability of capital, the onset of competition, the ability to recover net regulatory assets and other potential stranded costs, the effects of the California electricity market on the utility industry nationally, advances in technology, changes in accounting standards, corporate restructuring and changes in capital structure, the success of new business ventures, changes in the markets for electricity and other energy-related commodities, including the use of financial and derivative instruments and volatility of changes in market prices, changes in the number of participants and the risk profile of such participants in the energy marketing and trading business, changes in interest rates and in financial and foreign currency markets generally, the economic climate and growth in Entergy's service territories, changes in corporate strategies, and other factors.

                ENTERGY CORPORATION AND SUBSIDIARIES
               INDEX TO QUARTERLY REPORT ON FORM 10-Q
                            June 30, 2002
                                                        Page Number
Definitions                                                 1
Management's Financial Discussion and Analysis -
  Significant Factors and Known Trends                      4
Management's Financial Discussion and Analysis -
  Liquidity and Capital Resources                           9
Results of Operations and Financial Statements:
  Entergy Corporation and Subsidiaries:
     Results of Operations                                 14
     Consolidated Statements of Income                     21
     Consolidated Statements of Cash Flows                 22
     Consolidated Balance Sheets                           24
     Consolidated Statements of Retained Earnings,
       Comprehensive Income, and Paid-In Capital           26
     Selected Operating Results                            27
  Entergy Arkansas, Inc.:
     Results of Operations                                 28
     Income Statements                                     32
     Statements of Cash Flows                              33
     Balance Sheets                                        34
     Selected Operating Results                            36
  Entergy Gulf States, Inc.:
     Results of Operations                                 37
     Income Statements                                     40
     Statements of Cash Flows                              41
     Balance Sheets                                        42
     Selected Operating Results                            44
  Entergy Louisiana, Inc.:
     Results of Operations                                 45
     Income Statements                                     48
     Statements of Cash Flows                              49
     Balance Sheets                                        50
     Selected Operating Results                            52
  Entergy Mississippi, Inc.:
     Results of Operations                                 53
     Income Statements                                     56
     Statements of Cash Flows                              57
     Balance Sheets                                        58
     Selected Operating Results                            60
  Entergy New Orleans, Inc.:
     Results of Operations                                 61
     Statements of Operations                              64
     Statements of Cash Flows                              65
     Balance Sheets                                        66
     Selected Operating Results                            68
  System Energy Resources, Inc.:
     Results of Operations                                 69
     Income Statements                                     71
     Statements of Cash Flows                              73
     Balance Sheets                                        74
Notes to Financial Statements for Entergy Corporation and
  Subsidiaries                                             76
Part II:
  Item 1.  Legal Proceedings                               89
  Item 4.  Submission of Matters to a Vote of
            Security Holders                               89
  Item 5.  Other Information                               91
  Item 6.  Exhibits and Reports on Form 8-K                93
Signature                                                  96

                             DEFINITIONS

Certain abbreviations or acronyms used in the text are defined below:

   Abbreviation or Acronym        Term

ADEQ                     Arkansas Department of Environmental Quality
AFUDC                    Allowance for Funds Used During Construction
ALJ                      Administrative Law Judge
ANO 1 and 2              Units  1 and 2 of Arkansas Nuclear One Steam
                         Electric Generating Station (nuclear)
APSC                     Arkansas Public Service Commission
BCF/D                    One  billion cubic feet of natural  gas  per
                         day
Board                    Board of Directors of Entergy Corporation
Cajun                    Cajun Electric Power Cooperative, Inc.
capacity factor          The  percentage of the period that the plant
                         generates  power calculated by dividing  the
                         output  by the capacity and normalizing  the
                         time period
CitiPower                CitiPower  Pty.,  an  electric  distribution
                         company  serving  Melbourne,  Australia  and
                         surrounding  suburbs,  which  was  sold   by
                         Entergy effective December 31, 1998
Council                  Council   of   the  City  of  New   Orleans,
                         Louisiana
Damhead Creek            800   MW   (gas)  combined  cycle   electric
                         generating  facility that entered commercial
                         operations  in  the first quarter  of  2001,
                         located  in the United Kingdom, and  wholly-
                         owned by an indirect subsidiary of EPDC
DOE                      United States Department of Energy
domestic utility
 companies               Entergy   Arkansas,  Entergy  Gulf   States,
                         Entergy Louisiana, Entergy Mississippi,  and
                         Entergy New Orleans, collectively
electricity marketed     Total  physical GWH volumes marketed in  the
                         U.S. during the period
electricity volatility   Measure of price fluctuation over time using
                         standard    deviation   of    daily    price
                         differences  for  into-Entergy   and   into-
                         Cinergy power prices for the upcoming month
EPA                      United   States   Environmental   Protection
                         Agency
EPDC                     Entergy  Power  Development  Corporation,  a
                         wholly-owned    subsidiary    of     Entergy
                         Corporation
EWO                      Entergy Wholesale Operations, which consists
                         primarily  of  Entergy's  power  development
                         business
Entergy                  Entergy  Corporation  and  its  direct   and
                         indirect subsidiaries
Entergy Arkansas         Entergy Arkansas, Inc.
Entergy Gulf States      Entergy  Gulf  States, Inc.,  including  its
                         wholly    owned   subsidiaries   -   Varibus
                         Corporation, GSG&T, Inc., Prudential  Oil  &
                         Gas, Inc., and Southern Gulf Railway Company
Entergy-Koch             Entergy-Koch, L.P., a joint venture  equally
                         owned by Entergy and Koch Industries, Inc.
Entergy London           Entergy  London  Investments  plc,  formerly
                         Entergy  Power UK plc (including its  wholly
                         owned  subsidiary, London Electricity  plc),
                         which was sold by Entergy effective December
                         4, 1998
Entergy Louisiana        Entergy Louisiana, Inc.
Entergy Mississippi      Entergy Mississippi, Inc.
Entergy New Orleans      Entergy New Orleans, Inc.
Entergy Power            Entergy Power, Inc.
FERC                     Federal Energy Regulatory Commission
Fitzpatrick              James  A.  Fitzpatrick nuclear power  plant,
                         825  MW  facility located near  Oswego,  New
                         York, purchased in November 2000 from NYPA by Entergy's domestic non-utility nuclear business

Abbreviation or Acronym            Term

Form 10-K                The  combined Annual Report on Form 10-K for
                         the year ended December 31, 2001 of Entergy,
                         Entergy   Arkansas,  Entergy  Gulf   States,
                         Entergy   Louisiana,  Entergy   Mississippi,
                         Entergy New Orleans, and System Energy
gain/loss days           Ratio  of  the number of days when  Entergy-
                         Koch  recognized a net gain  from  commodity
                         trading  activities to the  number  of  days
                         when Entergy-Koch recognized a net loss from
                         commodity trading activities
gas marketed             Total volume of physical gas purchased  plus
                         volume  of physical gas sold by Entergy-Koch
                         in the U.S. denominated in billions of cubic
                         feet per day
gas volatility           Measure of price fluctuation over time using
                         standard    deviation   of    daily    price
                         differences for Henry Hub natural gas prices
                         for the upcoming month
Grand Gulf 1             Unit   No.  1  of  the  Grand  Gulf  Nuclear
                         Generation Plant
GGART                    Grand Gulf Accelerated Recovery Tariff
GWH                      Gigawatt  hour(s), which equals one  million
                         kilowatt-hours
Indian Point 2           Indian  Point Energy Center Unit 2 - nuclear
                         power  plant,  970  MW facility  located  in
                         Westchester  County, New York, purchased  in
                         September  2001 from Consolidated Edison  by
                         Entergy's   domestic   non-utility   nuclear
                         business
Indian Point 3           Indian  Point Energy Center Unit 3 - nuclear
                         power  plant,  980  MW facility  located  in
                         Westchester  County, New York, purchased  in
                         November   2000  from  NYPA   by   Entergy's
                         domestic non-utility nuclear business
KWH                      kilowatt-hour(s)
LDEQ                     Louisiana    Department   of   Environmental
                         Quality
LPSC                     Louisiana Public Service Commission
miles of pipeline        Total  miles  of transmission and  gathering
                         pipeline
MMBTU                    One million British Thermal Units
MPSC                     Mississippi Public Service Commission
MW                       Megawatt(s),   which  equals  one   thousand
                         kilowatt(s)
Net MW in operation      Installed capacity owned or operated
Net revenue              Operating revenue net of fuel, fuel-related,
                         and    purchased   power   expenses;   other
                         regulatory credits; and amortization of rate
                         deferrals
NRC                      Nuclear Regulatory Commission
NYPA                     New York Power Authority
production cost          Cost  in  $/MMBTU associated with delivering
                         gas, excluding the cost of the gas
PUCT                     Public Utility Commission of Texas
PUHCA                    Public Utility Holding Company Act of  1935,
                         as amended
RTO                      Regional transmission organization
River Bend               River Bend Steam Electric Generating Station
                         (nuclear)
SEC                      Securities and Exchange Commission
SFAS                     Statement  of Financial Accounting Standards
                         as  promulgated by the Financial  Accounting
                         Standards Board
spark spread             The  dollar  difference between  electricity
                         prices per unit and natural gas prices after
                         assuming  a conversion ratio for the  number
                         of  natural gas units necessary to  generate
                         one unit of electricity
storage capacity         Working gas storage capacity
System Agreement         Agreement,  effective January  1,  1983,  as
                         modified,   among   the   domestic   utility
                         companies   relating  to  the   sharing   of
                         generating   capacity   and   other    power
                         resources
System Energy            System Energy Resources, Inc.
System Fuels             System Fuels, Inc.

Abbreviation or Acronym            Term

throughput               Gas  in  BCF/D  transported by the  pipeline
                         during the period
Unit Power Sales
 Agreement               Agreement,  dated as of June  10,  1982,  as
                         amended  and approved by FERC, among Entergy
                         Arkansas,    Entergy   Louisiana,    Entergy
                         Mississippi, Entergy New Orleans, and System
                         Energy, relating to the sale of capacity and
                         energy  from System Energy's share of  Grand
                         Gulf 1
Vermont Yankee           Vermont Yankee nuclear power plant,  510  MW
                         facility   located   in   Vernon,   Vermont,
                         purchased  in July 2002 from Vermont  Yankee
                         Nuclear   Power  Corporation  by   Entergy's
                         domestic non-utility nuclear business
Waterford 3              Unit No. 3 (nuclear) of the Waterford Plant

                ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                SIGNIFICANT FACTORS AND KNOWN TRENDS

       See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - SIGNIFICANT FACTORS AND KNOWN TRENDS" in the Form 10-K for discussions of Entergy's three business segments; its critical accounting policies; the status of the transition to retail competition in the domestic utility segment and the continued application of SFAS 71 to that business; state, local, and federal regulatory proceedings that could affect the domestic utility segment; the market risks that each of Entergy's business segments are exposed to; and other significant issues affecting Entergy. Set forth below are updates to the significant factors and known trends discussed in the Form 10-K.

Entergy Wholesale Operations

      In the first six months of 2002, Entergy recorded charges of $419.5 million to operating expenses ($271.5 million net of tax), including $18.1 million ($10.6 million net of tax) in the second quarter, in the energy commodity services segment to reflect the effect of Entergy's decision to discontinue additional EWO greenfield power plant development and to reflect asset impairments resulting from the deteriorating economics of wholesale power markets in the United States and the United Kingdom. The charges consist of the following:

     o as discussed in "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS
       - LIQUIDITY AND CAPITAL RESOURCES" in the Form 10-K, EWO's power development business obtained contracts in October 1999 to acquire 36 turbines from General Electric. Entergy's rights and obligations under the contracts for 22 of the turbines were sold to an independent special-purpose entity in May 2001. $180.2 million of the charges is a provision for the net costs resulting from cancellation or sale of the turbines subject to purchase commitments with the special-purpose entity;
     o $167.5 million of the charges results from the write-off of EPDC's equity investment in the Damhead Creek project and the impairment of the values of its Warren Power power plant and its Crete and RS Cogen projects. This portion of the charges reflects Entergy's estimate of the effects of reduced spark spreads in the United States and the United Kingdom;
     o $39.1 million of the charges relates to the restructuring of EWO, which is comprised of $22.5 million of impairments of EWO administrative fixed assets, $10.7 million of estimated sublease losses, and $5.9 million of employee-related costs. Management expects the restructuring of EWO to be substantially complete by the end of 2002; and
     o $32.7 million of the charges results from the write-off of capitalized project development costs for projects that will not be completed.

Entergy does not expect further adjustments to these charges in the future, other than those that could result from changes in asset values due to dispositions or changes in market conditions, and potential benefits from the sale of three turbines currently under option to a third party.

      Also, in the first quarter of 2002, EWO sold its interests in projects in Argentina, Chile, and Peru for net proceeds of $135.5 million. The proceeds include notes receivable totaling $86 million, on which EWO received $46 million of payments in the second quarter. The remaining balance is due in the third quarter 2003. After impairment provisions recorded for these interests in 2001, the net loss realized on the sale is insignificant.

                ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                SIGNIFICANT FACTORS AND KNOWN TRENDS

     After   the   decision  to  discontinue  additional   greenfield
development and the sale of the Latin American investments, EWO continues to operate or construct the following power plants:

    Investment                       Capacity (MW)  Percent Ownership  Status
United Kingdom - Damhead Creek          800             100%           operational
                                                                       (see Note*)
U.S. (AR)- Ritchie Unit 2               544             100%           operational
U.S. (AR)- Independence Unit 2          842             14%            operational
U.S. (MS)- Warren Power                 300             100%           operational
U.S. (IA)- Top of Iowa Wind Farm         80             99%            operational
U.S. (IL)- Crete                        320             50%            operational
U.S. (LA)- RS Cogen                     425             50%            under construction
U.S. (TX)- Harrison County              550             70%            under construction

Note*- As discussed above, EPDC has written off its equity investment in Damhead Creek. The credit facility financing Damhead Creek is non-recourse to Entergy, and there is no requirement for Entergy or EPDC to make additional capital contributions or provide credit support to
Damhead   Creek.   Therefore,  consistent  with  Entergy's  decisions
concerning EWO's business and because Entergy no longer has equity at risk in the Damhead Creek investment, Entergy earnings are no longer
affected  by  Damhead  Creek since the end of March  2002.   However,
Damhead Creek revenues and expenses continue to be included in the accompanying results of operations. Accordingly, commodity price risk disclosures in this section have been revised to eliminate Damhead Creek amounts on a forward-looking basis.

Domestic Utility Transition to Competition

Texas

      As discussed in the Form 10-K, a PUCT-approved settlement delayed the implementation of retail open access in Entergy Gulf States' Texas service territory until at least September 15, 2002. Management now estimates that the SeTrans RTO will not be operational prior to January 2004. Therefore, retail open access in Entergy Gulf States' Texas service territory within the context of a functional FERC-approved RTO is not likely to begin before January 2004. Given the delay in retail open access in its Texas service territory, Entergy Gulf States cannot predict what, if any, additional changes to previously approved plans may be required by the PUCT or the LPSC.

State and Local Rate Regulation

Entergy New Orleans

     In May 2002, Entergy New Orleans filed a cost of service study and revenue requirement filing with the Council. Using 2001 as the test year, the filing indicated that a revenue deficiency exists and that a $28.9 million electric rate increase and a $15.3 million gas rate increase are appropriate. The Council has not established a procedural schedule. As discussed in the Form 10-K, and as shown in
Item 5 of this Form 10-Q, Entergy New Orleans' earnings for the year ended December 31, 2001 and for the twelve months ended June 30, 2002 were not adequate to cover its fixed charges. Under its mortgage covenants, Entergy New Orleans does not currently have the capacity to issue new debt. Since the settlement of Entergy New Orleans' last rate proceeding, which was approved by the Council in 1998, its fixed charge coverage has declined and its debt ratio has increased. While

                ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                SIGNIFICANT FACTORS AND KNOWN TRENDS


Entergy New Orleans has made investments and incurred expenses necessary to improve customer service since the last rate proceeding, its base revenues have not increased. Absent constructive rate-making in the pending proceeding, it is likely that the cost of and access to the capital necessary to finance Entergy New Orleans' current level of service will be adversely affected.

Entergy Arkansas

     In May 2002, the APSC approved the March 2002 settlement agreement submitted by Entergy Arkansas, the APSC Staff, and the Arkansas attorney general. The APSC also approved in June 2002 a contribution by Entergy Arkansas of $5.9 million to the transition cost account (TCA) as a result of the 2001 earnings evaluation report filing. The settlement agreement allowed Entergy Arkansas to offset ice storm recovery costs with the balance in the TCA on a rate class basis. Entergy Arkansas recorded a regulatory asset of $15.8 million due to ice storm costs exceeding the available TCA funds.

Entergy Gulf States

     In May 2001, Entergy Gulf States filed its eighth required post-merger earnings review with the LPSC. This filing is subject to review by the LPSC and may result in a change in rates. In April 2002, the LPSC staff filed testimony recommending a $16.5 million rate refund and a $40.1 million prospective rate reduction. The prospective reduction includes a recommended reduction in the rate of return on common equity (ROE) that would not take effect until the later of June 2003 or the date of the LPSC's order. Hearings were held in April 2002 and will continue in August 2002.

     In May 2002, Entergy Gulf States filed its ninth and last required post-merger earnings analysis with the LPSC. The filing was based on the 2001 test year and resulted in a rate decrease of $11.5 million, which was implemented effective June 2002. This filing is subject to review by the LPSC and may result in additional or different changes in rates than those sought in the filing. No procedural schedule has been adopted.

     Negotiations with the LPSC staff for a statewide formula rate plan in Louisiana are ongoing.

Entergy Louisiana

     In July 2002, the LPSC approved a settlement between Entergy Louisiana and the LPSC Staff that resolves all remaining issues in the 2000 and 2001 formula rate plan proceedings. Entergy Louisiana agreed to a $5 million annual rate reduction effective August 2001. The prospective rate reduction will be implemented beginning in August 2002 and the refund for the retroactive period will occur in September 2002. As part of the settlement, Entergy Louisiana's rates, including its previously authorized ROE of 10.5%, will remain in effect until changed pursuant to a new formula rate plan or a revenue requirement analysis to be filed by June 30, 2003.

     Negotiations with the LPSC staff for a statewide formula rate plan in Louisiana are ongoing.

Market Risks Disclosure

     Following are sections from the "Market Risks Disclosure" in the Form 10-K that have significant updates as of June 30, 2002.

                ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                SIGNIFICANT FACTORS AND KNOWN TRENDS


Commodity Price Risk

Power Generation

      As discussed in the Form 10-K, energy commodity services enters into forward power sale agreements to hedge its exposure to market price fluctuations. The following represents the percentage of planned electricity output sold forward under physical or financial contracts for energy commodity services' generation facilities updated as of June 30, 2002:

                  2002                       2003
                      % sold                      % sold
      Planned GWH    forward      Planned GWH    forward
         1,237          46%           2,966         20%

Marketing and Trading

      As discussed in the Form 10-K, Entergy-Koch Trading (EKT) and Entergy use value-at-risk (VAR) models as one measure of a potential loss in fair value for EKT's natural gas and power trading portfolio and energy commodity services' mark-to-market portfolio. EKT's daily VAR for its trading portfolio at June 30, 2002 and March 31, 2002 was $13.6 million and $9.5 million, respectively, with a daily average of $10.0 million for the second quarter of 2002 and $7.7 million for the first quarter of 2002. Energy commodity services' consolidated subsidiaries' VAR for mark-to-market derivative instruments was approximately $0.8 million and $4.5 million as of June 30, 2002 and March 31, 2002, respectively.

Mark-to-market Accounting

     As discussed in the Form 10-K, Entergy and Entergy-Koch mark-to-market commodity instruments held by them for trading and risk management purposes that are considered derivatives under SFAS 133 or energy trading contracts under EITF 98-10. Following are the net mark-to-market assets (liabilities) and the period within which the assets (liabilities) would be realized in cash if they are held to maturity and market prices do not change:

                                     Net mark-to-
                                     market asset
                                    (liability) at
                                    June 30, 2002   Cumulative cash realization period
                                                       2002       2003     2004-2005
Entergy consolidated subsidiaries   ($8) million        84%        35%       100%
Entergy-Koch                        $118 million        31%        73%       100%

                ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                SIGNIFICANT FACTORS AND KNOWN TRENDS


Foreign Currency Exchange Rate Risk

      As discussed in the Form 10-K, Entergy Gulf States, System Fuels, and Entergy's domestic non-utility nuclear business enter into foreign currency forward contracts to hedge the Euro-denominated payments due under certain purchase contracts. As of June 30, 2002, the total notional amount of the foreign currency forward contracts is 268.9 million Euro and the forward currency rates range from .8624
to  .9904  (the  weighted  average  of  the  rates  is  .8784).   The
maturities of these forward contracts depend on the purchase contract payment dates and range in time from July 2002 to May 2005. The mark-to-market valuation of the forward contracts at June 30, 2002 was a net asset of $27.5 million. The counterparty banks obligated on
252.4 million Euro of the notional amount of these agreements are rated by Standard and Poor's Rating Services at AA on their senior
debt  obligations  as  of  June  30,  2002.   The  counterparty  bank
obligated on 16.5 million Euro of the notional amount of these agreements, which are Entergy Gulf States contracts, are rated by Standard and Poor's Rating Services at A+ on their senior debt obligations as of June 30, 2002.

     For the Entergy Gulf States contracts, the total notional amount of the foreign currency forward contracts are 33.7 million Euro and the forward currency rates range from .8742 to .9831 (the weighted average of the rates is .8772). The maturities of the Entergy Gulf States forward contracts depend on the purchase contract payment dates and range in time from January 2003 to July 2004. The mark-to-market valuation of the forward contracts at June 30, 2002 was a net asset of $3.5 million.

                ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                   LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

Operations

      Net cash flow provided by (used in) operating activities for Entergy, the domestic utility companies, and System Energy for the six months ended June 30, 2002 and 2001 was as follows:

            Company               2002           2001
                                       (In Millions)

       Entergy                   $803.0         $600.7
       Entergy Arkansas          $133.8         $160.5
       Entergy Gulf States       $242.8         $184.9
       Entergy Louisiana         $190.6         $195.2
       Entergy Mississippi        $59.2          ($8.4)
       Entergy New Orleans       ($15.0)         ($1.8)
       System Energy             $121.6          $95.5

      Entergy's consolidated net cash flow provided by operating activities increased for the six months ended June 30, 2002 compared to the six months ended June 30, 2001 primarily due to:

     o an $85 million increase in operating cash flow provided by domestic utility primarily resulting from an increase in fuel-related accounts payable in 2002 due to larger payments on these payables in 2001; and
     o an $89 million increase in operating cash flow provided by domestic non-utility nuclear, primarily due to nuclear refueling outages at Pilgrim and Indian Point 3 in 2001 combined with increased net income in 2002 primarily resulting from the operation of Indian Point 2.

      See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - LIQUIDITY AND CAPITAL RESOURCES" in the Form 10-K for discussion of a change in a method of accounting for tax purposes made by Entergy Louisiana in 2001. The new tax accounting method is now expected to provide a cumulative cash flow benefit of approximately $700 million - $800 million through 2004, which is expected to reverse in the years 2005 through 2031. The timing of the reversal of this benefit depends on several variables, including the price of power. Approximately half of the consolidated cash flow benefit for Entergy Corporation occurred in 2001 and the remainder will occur in 2002. In accordance with Entergy's intercompany tax allocation agreement, most of the cash flow benefit for Entergy Louisiana will occur in 2002. While Entergy believes it is entitled to make this change in its method of accounting for tax purposes, Entergy recognizes that it is a case of first impression and may be subject to an Internal Revenue Service audit.

                ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                   LIQUIDITY AND CAPITAL RESOURCES

      Money pool activity also affected the operating cash flows of the domestic utility companies and System Energy. The money pool is an inter-company funding arrangement designed to reduce the domestic utility companies' and System Energy's dependence on external short-term borrowings. The money pool provides a means by which, on a daily basis, the excess funds of Entergy Corporation, the domestic utility companies, and System Energy may be used by the domestic utility companies or System Energy to fulfill short-term cash requirements. The following table shows the domestic utility companies and System Energy's receivables from and (payables) to the money pool as of the indicated date. An increase in a company's (payable) to the money pool increases the operating cash flow of that company. An increase in a company's receivable from the money pool decreases the operating cash flow of that company.

                      June 30,  December 31,   June 30,    December 31,
       Company          2002        2001         2001          2000
                                      (In Millions)

Entergy Arkansas       $25.1       $23.8       ($165.4)       ($30.7)
Entergy Gulf States    ($7.9)      $27.7        ($26.6)        $23.4
Entergy Louisiana     ($84.5)       $3.8         $72.0         $22.9
Entergy Mississippi    ($3.8)      $11.5        ($34.1)       ($33.3)
Entergy New Orleans    ($5.3)       $9.2        ($16.9)        ($5.7)
System Energy          $62.8       $13.9        $256.7        $155.3

     See "MANAGEMENT'S DISCUSSION AND ANALYSIS - LIQUIDITY AND CAPITAL RESOURCES - Capital Resources - Sources of Capital" in the Form 10-K for a discussion of the limitations on these borrowings.

Investing Activities

     Net cash used in investing activities decreased for the six months ended June 30, 2002 compared to the six months ended June 30, 2001 primarily due to:

     o cash contributions of approximately $414 million made in 2001 in the formation of Entergy-Koch;
     o cash of $272 million invested in 2001 to provide collateral for the NYPA line of credit in conjunction with the acquisition of the FitzPatrick and Indian Point 3 nuclear power plants; and
     o the maturity in 2002 of $150 million of other temporary investments.

Partially offsetting the decrease in net cash used in investing activities was an increase of $153 million in construction expenditures for the six months ended June 30, 2002 compared to the same period in 2001 primarily related to turbine purchases for EWO's Harrison County project, as discussed below.

Financing Activities

     Net cash used in financing activities increased for the six months ended June 30, 2002 compared to the six months ended June 30, 2001 primarily due to:

     o net retirements of long-term debt by the domestic utility segment of $403 million in 2002, compared to net issuances of long-term debt of $48 million in 2001; and
     o the retirement of $268 million of long-term debt by EWO in April 2002 related to the purchase of the rights to the turbines discussed below.

Partially offsetting the increase in net cash used in financing activities was an increase in the amount of draws made on short-term credit facilities by Entergy Corporation in 2002.

                ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                   LIQUIDITY AND CAPITAL RESOURCES

Capital Resources

     See MANAGEMENT'S DISCUSSION AND ANALYSIS - LIQUIDITY AND CAPITAL RESOURCES - Capital Resources" in the Form 10-K for a discussion of Entergy's uses and sources of capital. The following are updates to the Form 10-K.

Uses of Capital

Capital Expenditures

      See "ANO Matters" in Part I of the Form 10-K for discussion of the ANO 1 steam generators and reactor vessel closure head. On July 25, 2002, the Board authorized Entergy Arkansas and Entergy Operations to replace the ANO 1 steam generators and reactor vessel closure head. Entergy management estimates the cost of the fabrication and replacement to be approximately $235 million, of which approximately $135 million will be incurred through 2004. Management expects a contractor for the installation of the replacement steam generators and reactor vessel closure head to be selected by December 2002. Management expects that the replacement will occur during a planned refueling outage in 2005.

      Entergy's current capital investment plan through 2004 includes $2.9 billion in spending by the domestic utility for maintenance capital; $0.4 billion in spending by energy commodity services comprised of $0.1 billion for after-tax turbine contract cancellation costs and $0.3 billion for previous investment commitments; and $0.7 billion in spending by the domestic non-utility nuclear business comprised of $0.5 billion for maintenance capital and $0.2 billion for the purchase of Vermont Yankee (discussed below). These amounts reflect the approval by the Board of the ANO 1 steam generator replacement project and the decision announced during 2002 to end new greenfield development by EWO. In addition to these amounts, Entergy estimates that an additional $2.8 billion will be available for other investments which have not yet been identified. This amount is based upon Entergy's current estimate of operating cash flows and dividends over the period from 2002 through 2004, and includes approximately $1.4 billion of additional debt which Entergy believes it can issue and still maintain its targeted 50% net debt to net capital ratio.

Entergy Wholesale Operations

       As discussed in "MANAGEMENT'S DISCUSSION AND ANALYSIS - LIQUIDITY AND CAPITAL RESOURCES" in the Form 10-K, EWO's power development business obtained contracts in October 1999 to acquire 36 turbines from General Electric Company. The rights and obligations under the contracts for 22 of the turbines were sold to an independent special-purpose entity in May 2001. In conjunction with Entergy's obligations related to this sale, Entergy retained certain rights to reacquire turbines or to cancel the construction of the turbines. In April 2002, Entergy paid a total of $351 million to reacquire the rights to the turbines. $83 million of the payments were for the turbines to be placed in the Harrison County project, which is in construction and scheduled to be completed in 2003. Entergy subsequently received a reimbursement from General Electric of $28 million of prior payments. With the reacquisition of the rights to the turbines, EWO's obligations to the special-purpose entity and Entergy Corporation's guarantee of up to $309 million in support of those obligations were terminated.

      EWO placed 17 of the original 36 turbines at sites that are either operating, under construction, or sold. Of the remaining 19 turbines, four were sold to a third party, three were optioned to another third party, and 12 were cancelled. As discussed in "MANAGEMENT'S DISCUSSION AND ANALYSIS - SIGNIFICANT FACTORS AND KNOWN TRENDS," Entergy recorded a $180.2 million provision in the first six months of 2002 for the net costs resulting from cancellation or sale of the turbines that were subject to purchase commitments with the special-purpose entity.

                ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                   LIQUIDITY AND CAPITAL RESOURCES

Share Repurchases

      In accordance with its stock option plans, Entergy periodically grants stock options to its employees, which may be exercised to obtain shares of Entergy common stock. In order to reduce the increase in outstanding common shares caused by option exercises, Entergy plans to purchase up to 10 million shares of its common stock through mid-2004 on a discretionary basis through open market purchases or privately negotiated transactions. As of July 31, 2002, Entergy has repurchased 663,100 shares of common stock pursuant to this plan for a total purchase price of $27.8 million.

Vermont Yankee

      In July 2002, Entergy's domestic non-utility nuclear business purchased the 510 MW Vermont Yankee nuclear power plant located in Vernon, Vermont, from Vermont Yankee Nuclear Power Corporation for $180 million. Entergy received the plant, nuclear fuel, inventories, and related real estate. The liability to decommission the plant, as well as related decommissioning trust funds of approximately $310 million, were also transferred to Entergy. The acquisition included a 10-year power purchase agreement (PPA) under which the former owners will buy the power produced by the plant.

Damhead Creek Credit Facility

       As discussed in "MANAGEMENT'S DISCUSSION AND ANALYSIS - LIQUIDITY AND CAPITAL RESOURCES" in the Form 10-K, EWO increased its borrowings under the Damhead Creek credit facility in 2000 by approximately $164 million to finance construction of the plant. Damhead Creek commenced commercial operation in 2001. The Damhead Creek credit facility requires that the annual debt service coverage ratio be at least 1.05 to 1 for the previous 12 months at semi-annual dates commencing with June 30, 2002. Given the low electricity prices currently affecting the UK market, Damhead Creek would not have met the annual debt service coverage ratio test in respect of the 12 months ended June 30, 2002, but the lenders amended the facility so that the coverage ratio calculations would not commence until December 31, 2002. Damhead Creek is currently in negotiations with the lenders to develop and implement a debt restructuring for the project prior to December 2002. If a debt restructuring agreement cannot be reached, however, Damhead Creek will likely not meet the debt service coverage ratio provisions of the credit facility on December 31, 2002. In the event the annual debt service coverage ratio is deficient at December 31, 2002, Damhead Creek will seek a waiver of the default from the lenders. There is no requirement for Entergy or EPDC to make capital contributions or provide credit support to Damhead Creek following the occurrence of an event of default.

Sources of Capital

      Entergy Corporation renewed its 364-day credit facility on May 16, 2002 and increased the available capacity from $1.325 billion to $1.425 billion. On July 15, 2002, the available capacity was increased to $1.450 billion. Entergy Arkansas and Entergy Mississippi each renewed their respective 364-day credit facilities on May 31, 2002. Amounts drawn on short-term credit facilities are as follows:

                     Expiration         Amount of      Amount Drawn as of
       Company           Date           Facility          June 30, 2002

Entergy Corporation   May 2003        $1.450 billion      $645 million
Entergy Arkansas      May 2003          $63 million            -
Entergy Louisiana     January 2003      $15 million       $15 million
Entergy Mississippi   May 2003          $25 million       $25 million

                ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                   LIQUIDITY AND CAPITAL RESOURCES

Entergy Corporation has used borrowings from its credit facility for general corporate purposes and to make additional investments in competitive businesses.

       The domestic utility companies and System Energy have approximately $990 million of currently maturing long-term debt that matures primarily in the first half of 2003. It is expected that the majority of these amounts will be refinanced prior to or at maturity.

                ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


      Entergy's consolidated earnings applicable to common stock were $241.7 million and $162.7 million for the three and six months ended June 30, 2002, respectively, compared to $238.9 million and $393.1 million for the three and six months ended June 30, 2001, respectively. The changes in earnings (loss) applicable to common stock by operating segments for the three and six months ended June 30, 2002 compared to the three and six months ended June 30, 2001 were as follows:

                                     Three Months Ended   Six Months Ended
        Operating Segments           Increase/(Decrease) Increase/(Decrease)
                                                 (In Thousands)

Domestic Utility                           $26,372               $14,954
Domestic Non-Utility Nuclear                20,430                29,112
Energy Commodity Services                  (31,867)             (265,338)
Other, including parent company            (12,188)               (9,060)
                                           -------             ---------
  Total                                     $2,747             ($230,332)
                                           =======             =========

      Entergy's income before taxes is discussed below according to the operating segments listed above. See Note 6 to the financial statements for further discussion of Entergy's operating segments and their financial results for the three and six months ended June 30, 2002 and 2001.

      Refer to "SELECTED OPERATING RESULTS OF ENTERGY CORPORATION AND SUBSIDIARIES, ENTERGY ARKANSAS, INC., ENTERGY GULF STATES, INC., ENTERGY LOUISIANA, INC., ENTERGY MISSISSIPPI, INC., AND ENTERGY NEW ORLEANS, INC." which follow each company's financial statements in this report for further information with respect to operating statistics.

Domestic Utility

      The increase in earnings for domestic utility for the three months ended June 30, 2002 compared with the same period in 2001 was primarily due to more favorable sales volume and weather, increased unbilled revenues, and decreased interest expense. The increase in earnings was partially offset by increased other operation and maintenance expenses.

     The increase in earnings for domestic utility for the six months ended June 30, 2002 compared with the same period in 2001 was primarily due to increased unbilled revenues and decreased interest expense. The increase in earnings was partially offset by increased other operation and maintenance expenses and decreased other income.

                ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


Electric operating revenues

      The changes in electric operating revenues for domestic utility for the three and six months ended June 30, 2002 compared to the three and six months ended June 30, 2001 are as follows:

                           Three Months Ended     Six Months Ended
      Description          Increase/(Decrease)   Increase/(Decrease)
                                         (In Millions)

Base rate differences             ($12.7)                ($8.0)
Rate riders                        (11.4)                (26.5)
Fuel cost recovery                (348.0)               (814.7)
Sales volume/weather                23.2                   1.5
Unbilled revenue                    46.2                 103.9
Other revenue                        8.1                  30.4
Sales for resale                    (9.5)                (62.2)
                                 -------               -------
   Total                         ($304.1)              ($775.6)
                                 =======               =======

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

      Fuel cost recovery revenues decreased for the three and six months ended June 30, 2002 as a result of decreased recovery, through various fuel recovery mechanisms, of lower fuel and purchased power expenses primarily due to decreases in the market price of natural gas and purchased power. Also contributing to the decreases were a decrease in the fixed fuel factor in March 2002 and the termination of a fuel recovery surcharge in February 2002 in the Texas jurisdiction of Entergy Gulf States.

     Corresponding to the decreases in fuel cost recovery revenues, fuel and purchased power expenses related to electric sales decreased by $344.7 million and $821.5 million for the three and six months ended June 30, 2002, respectively, primarily due to decreases in the market price of natural gas and purchased power in 2002.

                ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


Sales volume/weather

     Higher electric sales volume increased revenues for the three months ended June 30, 2002 due to increased usage of 483 GWH in the residential and commercial sectors, after adjusting for the weather effect. Partially offsetting this increase was a decrease in usage of 416 GWH in the industrial sector primarily from contractual modifications that reclassified the sales associated with certain Entergy Gulf States customers from retail to wholesale. The effect of favorable weather in the second quarter of 2002 compared to the second quarter of 2001 increased electric sales volume by 190 GWH in the residential and commercial sectors. The number of customers in the domestic utility companies' service territories increased only slightly during these periods.

Unbilled revenue

     As discussed in Note 1 to the financial statements in the Form 10-K, unbilled revenues are estimated monthly and are reversed the following month. Unbilled revenue for the three months ended June 30, 2002 and 2001 includes the reversal of the estimates for March 2002 and March 2001, respectively. The increase for the three months ended June 30, 2002 compared to the three months ended June 30, 2001 is due to the effect on the June 2001 unbilled calculation of higher unbilled revenue in March 2001 caused by higher fuel rates.

     Unbilled revenue for the six months ended June 30, 2002 and 2001 includes the reversal of the estimates for December 2001 and December 2000, respectively. The increase for the six months ended June 30, 2002 compared to the six months ended June 30, 2001 is due to the effect on the June 2001 unbilled calculation of higher unbilled revenue in December 2000 caused by higher fuel rates and volume/weather.

Sales for resale

      Sales for resale decreased for the six months ended June 30, 2002 primarily due to a decrease in the average price of energy sold to wholesale customers coupled with a decrease in sales volume to municipal and co-operative customers. The decrease is partially offset by the contractual modifications that resulted in the reclassified Entergy Gulf States sales noted above in sales volume/weather.

Gas operating revenues

      Natural gas revenues decreased $69.6 million for the six months ended June 30, 2002 primarily due to a decrease in the market price of natural gas.

Other effects on results of operations

     Results for the three and six months ended June 30, 2002 for domestic utility were also affected by the following:

     o increases in other operation and maintenance expenses of $203.7 million for the three months ended and $239.4 million for the six months ended primarily due to increased expenses at Entergy Arkansas. Entergy Arkansas had increased expenses of $157.1 million for the three months ended and $159.9 million for the six months ended due to the March 2002 Settlement Agreement and 2001 earnings review that became final in the second quarter of 2002, allowing Entergy Arkansas to recover a large majority of 2000 and 2001 ice storm repair expenses through previously-collected TCA amounts. Entergy Arkansas also had increased expenses of $24.5 million due to the reversal in 2001 of ice storm costs previously charged to expense in December 2000. These increases are partially offset by the increased other regulatory credits discussed below;

                ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


     o increases in other regulatory credits of $183.7 million for the three months ended and $181.8 million for the six months ended primarily due to the March 2002 Settlement Agreement allowing Entergy Arkansas to recover a large majority of 2000 and 2001 ice storm repair expenses through the previously-collected TCA amounts;
     o decreases in interest expense of $21.9 million for the three months ended and $43.2 million for the six months ended, which are explained below;
     o increases in depreciation and amortization expense of $18.7 million for the three months ended and $18.2 million for the six months ended, which are primarily due to revisions made to the useful lives of certain intangible plant assets to more appropriately reflect their actual lives which lowered expense in 2001 in accordance with regulatory treatment; and
     o a decrease in interest income of $24.0 million for the six months ended primarily due to lower interest earned on declining deferred fuel balances.

The March 2002 Settlement Agreement is discussed further in Note 2 to the financial statements.

      The decreases in interest expense for the three and six months ended June 30, 2002 are primarily due to the following:

     o decreases of $16.7 million for the three months ended and $29.4 million for the six months ended in interest on long-term debt primarily due to the retirement of long-term debt in late 2001 and early 2002; and
     o decreases of $5.2 million for the three months ended and $13.8 million for the six months ended in other interest expense primarily due to interest recorded on System Energy's reserve for rate refund in 2001. The refund was made in December 2001.

Domestic Non-Utility Nuclear

      The increases in earnings for the three and six months ended June 30, 2002 compared to the same periods in 2001 for domestic non-utility nuclear were primarily due to the operation of Indian Point 2, which was purchased in September 2001, combined with improved operational performance by the nuclear fleet. Following are key performance measures for domestic non-utility nuclear during the three and six months ended June 30, 2002 and 2001:

                                Three Months Ended  Six Months Ended
                                    2002    2001     2002    2001

Net MW in operation at June 30      3,445    2,475   3,445    2,475
Generation in GWH for the period    7,449    4,208  14,958    9,467
Capacity factor for the period      98.5%    77.8%   99.4%    88.0%

                ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


      The following fluctuations in the results of operations for domestic non-utility nuclear for the three months ended June 30, 2002 were primarily caused by the acquisition of Indian Point 2 and the increase in capacity factors shown above:

     o operating revenues increased $147.0 million to $297.1 million;
     o fuel expenses increased $13.5 million to $27.2 million;
     o nuclear refueling outage expenses increased $4.8 million to $9.9 million;
     o other operation and maintenance expenses increased $79.8 million to $143.4 million;
     o taxes other than income taxes increased $3.0 million to $6.7 million; and
     o depreciation and amortization expenses increased $6.3 million to $8.9 million.

The following fluctuations in the results of operations for domestic non-utility nuclear for the six months ended June 30, 2002 were primarily caused by the acquisition of Indian Point 2 and the increase in capacity factors shown above:

     o operating revenues increased $246.6 million to $576.0 million;
     o fuel expenses increased $23.5 million to $53.6 million;
     o nuclear refueling outage expenses increased $14.4 million to $19.5 million;
     o other operation and maintenance expenses increased $130.2 million to $284.1 million;
     o taxes other than income taxes increased $8.9 million to $23.1 million; and
     o depreciation and amortization expenses increased $11.9 million to $17.0 million.

Energy Commodity Services

     The decreases in earnings for energy commodity services for the three and six months ended June 30, 2002 were primarily due to the charges, discussed in "MANAGEMENT'S DISCUSSION AND ANALYSIS - SIGNIFICANT FACTORS AND KNOWN TRENDS - Entergy Wholesale Operations," to reflect the impairment of certain assets, including impairments related to EWO's turbine acquisition plans, and to reflect the change in EWO's development plans. $401.4 million ($260.9 million net of tax) was recorded in the first quarter of 2002, and an additional $18.1 million ($10.6 million net of tax) was recorded in the second quarter of 2002. The second quarter amount includes an offsetting net of tax benefit of $18.5 million related to the sale of four turbines to a third party. The pre-tax charges are reflected in operation and maintenance expenses in the Consolidated Statement of Operations.

     Revenues decreased for energy commodity services by $235.0 million and $587.1 million for the three and six months ended June 30, 2002, respectively, primarily due to decreases of $159.8 million and $367.9 million for the three and six months ended June 30, 2002, respectively, resulting from the sale of EWO's interest in Highland Energy in the fourth quarter of 2001 combined with decreases of $60.0 million and $136.3 million for the three and six months ended June 30, 2002, respectively, resulting from the sale of EWO's interest in the Saltend plant in August 2001.

                ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS

     Also contributing to the decreases in revenues for energy commodity services was the contribution of substantially all of
Entergy's power marketing and trading business to Entergy-Koch in February 2001. Earnings from Entergy-Koch are reported as equity in earnings of unconsolidated equity affiliates in the financial statements. As a result, for the six months ended June 30, 2002, revenues from this activity were lower by $134.9 million compared to the same period in 2001 and purchased power expenses were lower by $130.6 million. The net income effect of the lower revenue for the six months ended June 30, 2002 was offset by the equity in earnings from Entergy's interest in Entergy-Koch. The equity in earnings from Entergy's interest in Entergy-Koch was $55.1 million lower for the three months ended June 30, 2002 compared to the three months ended June 30, 2001 primarily due to lower earnings from the trading business. Entergy-Koch Trading had lower trading earnings due to lower volatility in the power market and lower profitability on gas trading in the second quarter of 2002 compared to the second quarter of 2001. Following are key performance measures for Entergy-Koch's operations for the quarter and year-to-date period ended June 30, 2002 and 2001:

                               Second Quarter       Year-To-Date
                              2002       2001      2002     2001

Entergy-Koch Trading
  Gas volatility                 53%       52%       67%      71%
  Electricity volatility         44%       78%       45%      76%
  Gas marketed (BCF/D)           4.8       6.8       5.1      7.0
  Electricity marketed (GWH)  26,877    26,386    66,705   57,395
  Gain/loss days                 1.7       4.3       1.9      2.9
Gulf South Pipeline
  Throughput (BCF/D)            2.31      2.26      2.50     2.36
  Production cost ($/MMBTU)   $0.096    $0.095    $0.084   $0.093

As discussed in the Form 10-K, the partnership agreement allocates profits on a disproportionate basis. Substantially all of Entergy-Koch's profits were allocated to Entergy for the three and six months ended June 30, 2002.

      Also partially offsetting the decrease in earnings for energy commodity services for the six months ended June 30, 2002 was a net increase in earnings of $7.3 million ($5.0 million net of tax) related to the mark-to-market of the Damhead Creek power and gas contracts in the first quarter of 2002.

Other, including parent company

      Earnings for Other, including the parent company, decreased for the three months ended June 30, 2002 primarily due to lower interest income in 2002 resulting from lower yields on invested cash. The reclassification to the energy commodity services segment for internal reporting purposes of $12.5 million of the 2001 write-down of investments in Latin American projects also contributed to the decrease. The decrease was partially offset by an increase in earnings related to the cessation of amortization of goodwill in January 2002 upon implementation of SFAS 142.

      Earnings for Other, including the parent company, decreased for the six months ended June 30, 2002 primarily due to lower interest income in 2002 resulting from lower yields on invested cash, partially offset by an increase in earnings related to the cessation of amortization of goodwill in January 2002 upon implementation of SFAS 142.

      Refer to Note 7 to the financial statements herein for further discussion of the implementation of SFAS 142.

                ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS

Income taxes

      The effective income tax rates for the three months ended June 30, 2002 and 2001 were 37.5% and 40.3%, respectively. The decrease in the second quarter results primarily from the realization of tax benefits in 2002 related to the impairment provisions recorded in 2001 on EWO's Latin American assets. The effective income tax rates for the six months ended June 30, 2002 and 2001 were 41.3% and 40.3%, respectively.

                 ENTERGY CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME
        For the Three and Six Months Ended June 30, 2002 and 2001
                             (Unaudited)

                                                             Three Months Ended            Six Months Ended
                                                             2002          2001           2002          2001
                                                                   (In Thousands, Except Share Data)
                  OPERATING REVENUES
Domestic electric                                          $1,686,758    $1,990,838     $3,087,767    $3,863,383
Natural gas                                                    24,982        30,548         71,360       140,931
Competitive businesses                                        384,841       484,889        798,288     1,154,392
                                                           ----------    ----------     ----------    ----------
TOTAL                                                       2,096,581     2,506,275      3,957,415     5,158,706
                                                           ----------    ----------     ----------    ----------

                  OPERATING EXPENSES
Operation and Maintenance:
   Fuel, fuel-related expenses, and
     gas purchased for resale                                 471,413     1,025,619        940,274     2,151,481
   Purchased power                                            233,518       245,895        403,004       609,774
   Nuclear refueling outage expenses                           24,687        23,077         49,874        40,283
   Provision for turbine commitments, asset impairments
     and restructuring charges                                 18,169             -        419,542             -
   Other operation and maintenance                            727,017       436,110      1,251,369       906,569
Decommissioning                                                 8,198         8,903         16,391        17,804
Taxes other than income taxes                                  82,194        89,662        184,565       192,125
Depreciation and amortization                                 205,876       183,372        410,999       386,448
Other regulatory charges (credits) - net                     (170,645)       13,088       (169,082)       12,699
                                                           ----------    ----------     ----------    ----------
TOTAL                                                       1,600,427     2,025,726      3,506,936     4,317,183
                                                           ----------    ----------     ----------    ----------

OPERATING INCOME                                              496,154       480,549        450,479       841,523
                                                           ----------    ----------     ----------    ----------

                     OTHER INCOME
Allowance for equity funds used during construction             8,323         6,644         15,004        11,587
Gain on sale of assets - net                                    1,009           760          1,674         1,344
Interest and dividend income                                   27,710        33,595         51,237        81,071
Equity in earnings of unconsolidated equity affiliates         17,740        70,780         92,804        95,543
Miscellaneous - net                                              (109)          432        (11,182)        8,649
                                                           ----------    ----------     ----------    ----------
TOTAL                                                          54,673       112,211        149,537       198,194
                                                           ----------    ----------     ----------    ----------

              INTEREST AND OTHER CHARGES
Interest on long-term debt                                    121,393       130,732        244,919       259,703
Other interest - net                                           34,897        51,386         60,371        99,300
Distributions on preferred securities of subsidiary             4,709         4,709          9,419         9,419
Allowance for borrowed funds used during construction          (6,291)       (5,492)       (11,930)       (9,431)
                                                           ----------    ----------     ----------    ----------
TOTAL                                                         154,708       181,335        302,779       358,991
                                                           ----------    ----------     ----------    ----------

INCOME BEFORE INCOME TAXES                                    396,119       411,425        297,237       680,726

Income taxes                                                  148,534       165,842        122,636       274,272
                                                           ----------    ----------     ----------    ----------

CONSOLIDATED NET INCOME                                       247,585       245,583        174,601       406,454

Preferred dividend requirements and other                       5,932         6,677         11,872        13,393
                                                           ----------    ----------     ----------    ----------

EARNINGS APPLICABLE TO
COMMON STOCK                                                 $241,653      $238,906       $162,729      $393,061
                                                           ==========    ==========     ==========    ==========
Earnings per average common share:
    Basic                                                       $1.08         $1.08          $0.73         $1.78
    Diluted                                                     $1.06         $1.06          $0.72         $1.75
Dividends declared per common share                             $0.33         $0.32          $0.66         $0.63
Average number of common shares outstanding:
    Basic                                                 224,330,654   221,113,598    223,143,647   220,518,674
    Diluted                                               228,847,752   225,706,421    227,588,889   224,749,374

See Notes to Financial Statements.



                   ENTERGY CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Six Months Ended June 30, 2002 and 2001
                                (Unaudited)

                                                                                   2002        2001
                                                                                     (In Thousands)
                            OPERATING ACTIVITIES
Consolidated net income                                                           $174,601     $406,454
Noncash items included in net income:
  Reserve for regulatory adjustments                                                12,684       50,533
  Other regulatory charges (credits) - net                                        (169,082)      12,699
  Depreciation, amortization, and decommissioning                                  427,390      404,252
  Deferred income taxes and investment tax credits                                (171,328)      (6,673)
  Allowance for equity funds used during construction                              (15,004)     (11,587)
  Gain on sale of assets - net                                                      (1,674)      (1,344)
  Equity in earnings of unconsolidated equity affiliates                           (92,804)     (95,543)
  Provision for turbine commitments, asset impairments
     and restructuring charges                                                     419,542            -
Changes in working capital:
  Receivables                                                                     (139,808)      55,382
  Fuel inventory                                                                    (7,332)     (19,701)
  Accounts payable                                                                  (9,974)    (433,769)
  Taxes accrued                                                                    255,629      230,308
  Interest accrued                                                                 (31,416)      (2,697)
  Deferred fuel                                                                        549      217,152
  Other working capital accounts                                                   (43,475)    (115,947)
Provision for estimated losses and reserves                                         (8,576)     (10,890)
Changes in other regulatory assets                                                 186,824     (139,361)
Other                                                                               16,237       61,431
                                                                                  --------   ----------
Net cash flow provided by operating activities                                     802,983      600,699
                                                                                  --------   ----------

                            INVESTING ACTIVITIES
Construction/capital expenditures                                                 (736,670)    (583,782)
Allowance for equity funds used during construction                                 15,004       11,587
Nuclear fuel purchases                                                            (161,090)     (97,126)
Proceeds from sale/leaseback of nuclear fuel                                       132,472       60,632
Proceeds from sale of businesses                                                   147,115       14,000
Investment in other non-regulated/non-utility properties                           (19,057)      17,515
Decrease (increase) in other investments                                            39,460     (621,801)
Proceeds from other temporary investments                                          150,000            -
Decommissioning trust contributions and realized change in trust assets            (27,894)     (38,842)
Other regulatory investments                                                       (29,755)     (56,722)
Other                                                                               (2,690)      52,580
                                                                                  --------   ----------
Net cash flow used in investing activities                                        (493,105)  (1,241,959)
                                                                                  --------   ----------

See Notes to Financial Statements.



                  ENTERGY CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Six Months Ended June 30, 2002 and 2001
                              (Unaudited)

                                                           2002        2001
                                                             (In Thousands)
                FINANCING ACTIVITIES
Proceeds from the issuance of:
  Long-term debt                                           299,431      90,382
  Common stock                                             112,705      59,304
Retirement of long-term debt                              (910,908)   (126,156)
Repurchase of common stock                                       -      (7,813)
Redemption of preferred stock                               (1,403)     (4,574)
Changes in short-term borrowings - net                     334,333      95,000
Dividends paid:
  Common stock                                            (147,329)   (134,760)
  Preferred stock                                          (11,872)    (11,214)
                                                          --------   ---------
Net cash flow used in financing activities                (325,043)    (39,831)
                                                          --------   ---------

Effect of exchange rates on cash and cash equivalents       (5,748)     (2,638)
                                                          --------   ---------

Net decrease in cash and cash equivalents                  (20,913)   (683,729)

Cash and cash equivalents at beginning of period           751,573   1,382,424
                                                          --------   ---------

Cash and cash equivalents at end of period                $730,660    $698,695
                                                          ========   =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest - net of amount capitalized                  $333,750    $351,033
    Income taxes                                           $33,877      $6,038
  Noncash investing and financing activities:
     Change in unrealized depreciation of
       decommissioning trust assets                       ($28,584)    ($8,862)
     Net assets contributed to Entergy-Koch                      -     $80,145
     Long-term debt refunded with proceeds from
       long-term debt issued in prior period             ($47,000)           -

See Notes to Financial Statements.



                  ENTERGY CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                                ASSETS
                  June 30, 2002 and December 31, 2001
                              (Unaudited)

                                                                          2002          2001
                                                                             (In Thousands)
                         CURRENT ASSETS
Cash and cash equivalents:
  Cash                                                                    $144,446      $129,866
  Temporary cash investments - at cost,
   which approximates market                                               585,875       618,327
  Special deposits                                                             339         3,380
                                                                       -----------   -----------
     Total cash and cash equivalents                                       730,660       751,573
                                                                       -----------   -----------
Other temporary investments                                                      -       150,000
Notes receivable                                                             3,244         2,137
Accounts receivable:
  Customer                                                                 343,479       294,799
  Allowance for doubtful accounts                                          (19,709)      (19,255)
  Other                                                                    272,012       286,671
  Accrued unbilled revenues                                                403,842       268,680
                                                                       -----------   -----------
     Total receivables                                                     999,624       830,895
                                                                       -----------   -----------
Deferred fuel costs                                                        201,651       172,444
Accumulated deferred income taxes                                                -         6,488
Fuel inventory - at average cost                                           104,829        97,497
Materials and supplies - at average cost                                   468,538       460,644
Deferred nuclear refueling outage costs                                     69,750        79,755
Prepayments and other                                                      120,481       129,251
                                                                       -----------   -----------
TOTAL                                                                    2,698,777     2,680,684
                                                                       -----------   -----------

                 OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity                                       706,700       766,103
Decommissioning trust funds                                              1,761,487     1,775,950
Non-utility property - at cost (less accumulated depreciation)             293,869       295,616
Other                                                                      424,245       495,542
                                                                       -----------   -----------
TOTAL                                                                    3,186,301     3,333,211
                                                                       -----------   -----------

                 PROPERTY, PLANT AND EQUIPMENT
Electric                                                                26,608,136    26,359,376
Property under capital lease                                               749,011       753,310
Natural gas                                                                208,201       201,841
Construction work in progress                                            1,238,512       882,829
Nuclear fuel under capital lease                                           273,850       265,464
Nuclear fuel                                                               247,760       232,387
                                                                       -----------   -----------
TOTAL PROPERTY, PLANT AND EQUIPMENT                                     29,325,470    28,695,207
Less - accumulated depreciation and amortization                        12,122,894    11,805,578
                                                                       -----------   -----------
PROPERTY, PLANT AND EQUIPMENT - NET                                     17,202,576    16,889,629
                                                                       -----------   -----------

                DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
  SFAS 109 regulatory asset - net                                          927,990       946,126
  Unamortized loss on reacquired debt                                      160,822       166,546
  Other regulatory assets                                                  538,750       707,439
Long-term receivables                                                       26,437        28,083
Goodwill                                                                   377,472       377,472
Other                                                                      882,209       781,121
                                                                       -----------   -----------
TOTAL                                                                    2,913,680     3,006,787
                                                                       -----------   -----------

TOTAL ASSETS                                                           $26,001,334   $25,910,311
                                                                       ===========   ===========
See Notes to Financial Statements.


                  ENTERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                  LIABILITIES AND SHAREHOLDERS' EQUITY
                   June 30, 2002 and December 31, 2001
                              (Unaudited)

                                                                         2002          2001
                                                                          (In Thousands)
                      CURRENT LIABILITIES
Currently maturing long-term debt                                      $1,092,562      $682,771
Notes payable                                                             685,351       351,018
Accounts payable                                                          584,762       592,529
Customer deposits                                                         199,571       188,230
Taxes accrued                                                             739,538       550,133
Accumulated deferred income taxes                                          11,294             -
Nuclear refueling outage costs                                              8,150         2,080
Interest accrued                                                          161,004       192,420
Obligations under capital leases                                          150,016       149,352
Other                                                                     265,379       345,387
                                                                      -----------   -----------
TOTAL                                                                   3,897,627     3,053,920
                                                                      -----------   -----------

             DEFERRED CREDITS AND OTHER LIABILITIES
Accumulated deferred income taxes                                       3,387,719     3,574,664
Accumulated deferred investment tax credits                               459,499       471,090
Taxes accrued                                                             450,000       400,000
Obligations under capital leases                                          183,452       181,085
Other regulatory liabilities                                              179,921       135,878
Decommissioning                                                         1,217,677     1,194,333
Transition to competition                                                  79,098       231,512
Regulatory reserves                                                        50,275        37,591
Accumulated provisions                                                    410,548       425,399
Other                                                                     896,821       852,269
                                                                      -----------   -----------
TOTAL                                                                   7,315,010     7,503,821
                                                                      -----------   -----------

Long-term debt                                                          6,558,538     7,321,028
Preferred stock with sinking fund                                          24,781        26,185
Preferred stock without sinking fund                                      334,337       334,337
Company-obligated mandatorily redeemable
  preferred securities of subsidiary trusts holding
  solely junior subordinated deferrable debentures                        215,000       215,000

                      SHAREHOLDERS' EQUITY
Common stock, $.01 par value, authorized 500,000,000
  shares; issued 248,174,087 shares in 2002 and in 2001                     2,482         2,482
Paid-in capital                                                         4,666,754     4,662,704
Retained earnings                                                       3,653,841     3,638,448
Accumulated other comprehensive loss                                      (17,241)      (88,794)
Less - treasury stock, at cost (23,500,208 shares in 2002 and
  27,441,384 shares in 2001)                                              649,795       758,820
                                                                      -----------   -----------
TOTAL                                                                   7,656,041     7,456,020
                                                                      -----------   -----------

Commitments and Contingencies

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $26,001,334   $25,910,311
                                                                      ===========   ===========
See Notes to Financial Statements.


                  ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS, COMPREHENSIVE INCOME, AND
                            PAID-IN CAPITAL
      For the Three and Six Months Ended June 30, 2002 and 2001
                               (Unaudited)

                                                                            Three Months Ended
                                                                      2002                    2001
                                                                              (In Thousands)
                   RETAINED EARNINGS
Retained Earnings - Beginning of period                     $3,486,122               $3,275,548
    Add  - Earnings applicable to common stock                 241,653    $241,653      238,906    $238,906
    Deduct:
        Dividends declared on common stock                      74,093                   69,679
        Capital stock and other expenses                          (159)                    (366)
                                                            ----------               ----------
              Total                                             73,934                   69,313
                                                            ----------               ----------
Retained Earnings - End of period                           $3,653,841               $3,445,141
                                                            ==========               ==========
          ACCUMULATED OTHER COMPREHENSIVE
             INCOME (LOSS) (Net of Taxes):
Balance at beginning of period:
  Accumulated derivative instrument fair value changes        ($17,631)                ($42,513)
  Other accumulated comprehensive (loss) items                 (10,048)                 (75,455)
                                                            ----------               ----------
     Total                                                     (27,679)                (117,968)
                                                            ----------               ----------


Net derivative instrument fair value changes
  arising during the period                                     14,003      14,003       20,645      20,645

Foreign currency translation adjustments                         2,101     (64,233)      (1,608)     (1,608)

Net unrealized investment (losses)                              (5,666)     (5,666)      (1,502)     (1,502)
                                                            ----------    --------   ----------    --------

Balance at end of period:
  Accumulated derivative instrument fair value changes          (3,628)                 (21,868)
  Other accumulated comprehensive (loss) items                 (13,613)                 (78,565)
                                                            ----------               ----------
     Total                                                    ($17,241)               ($100,433)
                                                            ==========    --------   ==========    --------
Comprehensive Income                                                      $185,757                 $256,441
                                                                          ========                 ========
                    PAID-IN CAPITAL
Paid-in Capital - Beginning of period                       $4,663,931               $4,663,923
  Add:  Common stock issuances related to stock plans            2,823                   (2,589)
                                                            ----------               ----------
Paid-in Capital - End of period                             $4,666,754               $4,661,334
                                                            ==========               ==========



                                                                           Six Months Ended
                                                                      2002                    2001
                                                                            (In Thousands)
                   RETAINED EARNINGS
Retained Earnings - Beginning of period                     $3,638,448               $3,190,639
    Add  - Earnings applicable to common stock                 162,729    $162,729      393,061    $393,061
    Deduct:
        Dividends declared on common stock                     147,355                  138,925
        Capital stock and other expenses                           (19)                    (366)
                                                            ----------               ----------
              Total                                            147,336                  138,559
                                                            ----------               ----------
Retained Earnings - End of period                           $3,653,841               $3,445,141
                                                            ==========               ==========
           ACCUMULATED OTHER COMPREHENSIVE
             INCOME (LOSS) (Net of Taxes):
Balance at beginning of period:
  Accumulated derivative instrument fair value changes        ($17,973)                       -
  Other accumulated comprehensive (loss) items                 (70,821)                ($75,033)
                                                            ----------               ----------
     Total                                                     (88,794)                 (75,033)
                                                            ----------               ----------

  Cumulative effect to January 1, 2001 of accounting
   change regarding fair value of derivative instruments             -           -      (18,021)          -

Net derivative instrument fair value changes
  arising during the period                                     14,345      14,345       (3,847)     (3,847)

Foreign currency translation adjustments                        68,057       1,723       (3,635)     (3,635)

Net unrealized investment gains (losses)                       (10,849)    (10,849)         103         103
                                                            ----------    --------   ----------    --------

Balance at end of period:
  Accumulated derivative instrument fair value changes          (3,628)                 (21,868)
  Other accumulated comprehensive (loss) items                 (13,613)                 (78,565)
                                                            ----------               ----------
     Total                                                    ($17,241)               ($100,433)
                                                            ==========    --------   ==========    --------
Comprehensive Income                                                      $167,948                 $385,682
                                                                          ========                 ========
                    PAID-IN CAPITAL
Paid-in Capital - Beginning of period                       $4,662,704               $4,660,483
  Add:  Common stock issuances related to stock plans            4,050                      851
                                                            ----------               ----------
Paid-in Capital - End of period                             $4,666,754               $4,661,334
                                                            ==========               ==========

See Notes to Financial Statements.

                  ENTERGY CORPORATION AND SUBSIDIARIES
                       SELECTED OPERATING RESULTS
          For the Three and Six Months Ended June 30, 2002 and 2001
                              (Unaudited)


                                    Three Months Ended    Increase/
         Description               2002          2001     (Decrease)      %
                                       (In Millions)
Domestic Electric Operating
Revenues:
  Residential                     $ 549.6      $ 617.2       ($67.6)      (11)
  Commercial                        405.6        481.4        (75.8)      (16)
  Industrial                        465.7        652.9       (187.2)      (29)
  Governmental                       43.1         53.7        (10.6)      (20)
                                ---------    ---------      -------
    Total retail                  1,464.0      1,805.2       (341.2)      (19)
  Sales for resale                   84.9         94.4         (9.5)      (10)
  Other                             137.8         91.2         46.6        51
                                ---------    ---------      -------
    Total                       $ 1,686.7    $ 1,990.8      ($304.1)      (15)
                                =========    =========      =======
Billed Electric Energy
 Sales (GWH):
  Residential                       7,202        6,733          469         7
  Commercial                        6,112        5,908          204         3
  Industrial                       10,294       10,710         (416)       (4)
  Governmental                        654          630           24         4
                                ---------    ---------      -------
    Total retail                   24,262       23,981          281         1
  Sales for resale                  2,444        2,182          262        12
                                ---------    ---------      -------
    Total                          26,706       26,163          543         2
                                =========    =========      =======


                                   Six Months Ended       Increase/
         Description             2002          2001       (Decrease)      %
                                     (In Millions)
Domestic Electric Operating
Revenues:
  Residential                   $ 1,051.2    $ 1,252.2      ($201.0)      (16)
  Commercial                        762.5        932.9       (170.4)      (18)
  Industrial                        861.8      1,306.5       (444.7)      (34)
  Governmental                       81.7        107.2        (25.5)      (24)
                                ---------    ---------      -------
    Total retail                  2,757.2      3,598.8       (841.6)      (23)
  Sales for resale                  154.6        216.8        (62.2)      (29)
  Other                             176.0         47.8        128.2       268
                                ---------    ---------      -------
    Total                       $ 3,087.8    $ 3,863.4      ($775.6)      (20)
                                =========    =========      =======

Billed Electric Energy
 Sales (GWH):
  Residential                      14,476       14,269          207         1
  Commercial                       11,710       11,482          228         2
  Industrial                       19,884       21,022       (1,138)       (5)
  Governmental                      1,271        1,245           26         2
                                ---------    ---------      -------
    Total retail                   47,341       48,018         (677)       (1)
  Sales for resale                  4,658        4,631           27         1
                                ---------    ---------      -------
    Total                          51,999       52,649         (650)       (1)
                                =========    =========      =======

                       ENTERGY ARKANSAS, INC.

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


Net Income

      Net income decreased for the three months ended June 30, 2002 compared to the three months ended June 30, 2001 primarily due to decreased unbilled revenue, increased other operation and maintenance expenses, increased depreciation and amortization expenses, decreased other income, and the effect of the March 2002 Settlement Agreement and the 2001 earnings review that were approved by the APSC in the second quarter of 2002. The settlement agreement allowed Entergy Arkansas to recover 2000 and 2001 ice storm repair expenses through previously-collected TCA amounts. The effect of this settlement agreement increased other operation and maintenance expenses, other regulatory credits, and provisions for rate refunds. The net impact of the settlement agreement and the 2001 earnings review is an $8.5 million decrease in net income. The March 2002 Settlement Agreement is discussed further in Note 2 to the financial statements.

      Net income decreased for the six months ended June 30, 2002 compared to the six months ended June 30, 2001 primarily due to decreased sales for resale, increased other operation and maintenance expenses, increased depreciation and amortization expenses, decreased other income, and the effect of the March 2002 Settlement Agreement discussed above. The overall decrease was partially offset by increased unbilled revenue.

Revenues and Sales

     The changes in electric operating revenues for the three and six months ended June 30, 2002 compared with the three and six months ended June 30, 2001 are as follows:

                               Three Months Ended    Six Months Ended
        Description            Increase/(Decrease)  Increase/(Decrease)
                                          (In Millions)

Base rate differences                 ($0.7)                $4.7
Rate riders                            (6.6)               (15.0)
Fuel cost recovery                    (29.4)               (13.3)
Sales volume/weather                   (0.4)                (8.6)
Unbilled revenue                       (5.1)                 6.5
Provisions for rate refunds           (18.1)               (18.1)
Other revenue                           0.6                  1.0
Sales for resale                      (25.5)               (58.4)
                                     ------              -------
   Total                             ($85.2)             ($101.2)
                                     ======              =======

Base rate differences

      Base rate differences increased revenues for the six months ended June 30, 2002 primarily due to the effect of block rates on residential customers and higher effective prices for commercial and industrial customers due to decreased KWH usage.

                       ENTERGY ARKANSAS, INC.

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


Rate riders

      Rate rider revenues have no material effect on net income because specific incurred expenses offset them.

     Rate rider revenues decreased for the three and six months ended June 30, 2002 primarily due to a decrease in the Grand Gulf rate rider effective January 2002 compared to the rate rider in effect during the three and six months ended June 30, 2001. The Grand Gulf rate rider allows Entergy Arkansas to recover 78% of its share of operating costs for Grand Gulf 1.

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

      Fuel cost recovery revenues decreased for the three and six months ended June 30, 2002 primarily due to a decrease in the energy cost recovery rider that became effective in April 2002. The rider utilizes prior year energy costs and projected energy sales for the twelve-month period commencing on April 1 of each year to develop an energy cost rate, which is redetermined annually and includes a true-up adjustment reflecting the over-recovery or under-recovery, including carrying charges, of the energy cost for the prior calendar year. The rider is discussed further in Note 2 to the financial statements in the Form 10-K.

Sales volume/weather

      Electric sales volume decreased revenues for the six months ended June 30, 2002 primarily due to decreased usage of 115 GWH in the industrial sector. The effect of less favorable weather in the first half of 2002 compared with the first half of 2001 decreased electric sales volume by 123 GWH in the residential and commercial sectors. The decreased usage resulted in higher effective rates in each sector, which are reflected in base rate differences.

Unbilled revenue

      As discussed in Note 1 to the financial statements in the Form 10-K, unbilled revenues are estimated monthly and are reversed the following month. Unbilled revenue for the three months ended June 30, 2002 and 2001 includes the reversal of the estimates for March 2002 and March 2001, respectively. The decrease for the three months ended June 30, 2002 compared to the three months ended June 30, 2001 is due to the effect on the June 2001 calculation of higher unbilled revenue in March 2001 caused by increased volume.

     Unbilled revenue for the six months ended June 30, 2002 and 2001 includes the reversal of the estimates for December 2001 and December 2000, respectively. The increase in unbilled revenue for the six months ended June 30, 2002 compared to the six months ended June 30, 2001 is due to the effect on the June 2002 unbilled calculation of higher unbilled revenue in June 2002 caused by increased volume.

                       ENTERGY ARKANSAS, INC.

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


Provisions for rate refunds

      Revenues decreased for the three and six months ended June 30, 2002 due to the provisions for rate refunds to large general service customers pursuant to the March 2002 Settlement Agreement. The refunds are scheduled to be distributed beginning in August 2002. The March 2002 Settlement Agreement is discussed further in Note 2 to the financial statements.

Sales for resale

      Sales for resale decreased for the three and six months ended June 30, 2002 due to a decrease in the average price of energy sold to wholesale customers coupled with a decrease in sales volume to municipalities and co-operatives.

Expenses

Fuel and purchased power

     Fuel and purchased power expenses decreased for the three months ended June 30, 2002 primarily due to:

     o decreased market prices of natural gas and purchased power; and
     o decreased coal generation due to planned and unplanned maintenance outages.

      Fuel and purchased power expenses decreased for the six months ended June 30, 2002 primarily due to decreased market prices of natural gas and purchased power.

Other operation and maintenance

     Other operation and maintenance expenses increased for the three months ended June 30, 2002 primarily due to:

     o increased expenses consisting of $157.1 million due primarily to the March 2002 Settlement Agreement and 2001 earnings review allowing Entergy Arkansas to recover a large majority of 2000 and 2001 ice storm repair expenses through the previously-collected TCA amounts and $24.5 million due to the reversal in 2001 of ice storm costs previously charged to expense in December 2000;
     o increased salaries and office expense of $2.7 million; and
     o increased nuclear plant expense of $1.6 million due to additional security costs.

      Other operation and maintenance expenses increased for the six months ended June 30, 2002 primarily due to:

     o increased expenses consisting of $159.9 million due primarily to the March 2002 Settlement Agreement and 2001 earnings review allowing Entergy Arkansas to recover a large majority of 2000 and 2001 ice storm repair expenses through the previously-collected TCA amounts and $24.5 million due to the reversal in 2001 of ice storm costs previously charged to expense in December 2000;
     o lower nuclear insurance refunds of $3.1 million; and
     o increased vegetation management spending of $2.1 million.

                       ENTERGY ARKANSAS, INC.

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


     The March 2002 Settlement Agreement is discussed further in Note 2 to the financial statements.

Depreciation, amortization, and decommissioning

     Depreciation and amortization increased for the three and six months ended June 30, 2002 primarily due to revisions made to the useful lives of certain intangible plant assets to more appropriately reflect their actual lives which lowered expense in 2001 in accordance with regulatory treatment.

Other regulatory charges (credits) - net

      Other regulatory credits increased for the three and six months ended June 30, 2002 primarily due to the March 2002 Settlement Agreement allowing Entergy Arkansas to recover 2000 and 2001 ice storm repair expenses through the previously-collected TCA amounts. The increase in other regulatory credits is offset by an increase other operation and maintenance expenses discussed above. The March 2002 Settlement Agreement is discussed further in Note 2 to the financial statements.

Other

Other income (deductions)

     Other income decreased for the three and six months ended June 30, 2002 primarily due to:

     o a decrease in interest income recorded on the deferred fuel balance resulting from increased recovery; and
     o reversal of the first quarter 2002 recording of 2000 ice storm expenses in other operation and maintenance of $2.7 million, as originally recommended by the APSC staff, in accordance with the March 2002 Settlement Agreement. The March 2002 Settlement Agreement is discussed further in Note 2 to the financial statements.

Income taxes

      The effective income tax rates for the three months ended June 30, 2002 and 2001 were 53.4% and 40.8%, respectively. The effective income tax rates for the six months ended June 30, 2002 and 2001 were 42.1% and 41.3%, respectively. The increase in the effective tax rate for the three months ended June 30, 2002 was primarily due to the effect of increased flow-through and permanent book and tax timing differences related to the March 2002 Settlement Agreement in addition to increased depreciation book and tax timing differences.


                          ENTERGY ARKANSAS, INC.
                            INCOME STATEMENTS
      For the Three and Six Months Ended June 30, 2002 and 2001
                                (Unaudited)

                                                              Three Months Ended      Six Months Ended
                                                                2002       2001      2002         2001
                                                                 (In Thousands)        (In Thousands)
                    OPERATING REVENUES
Domestic electric                                             $367,926   $453,108   $745,749    $846,907
                                                              --------   --------   --------    --------
                    OPERATING EXPENSES
Operation and Maintenance:
   Fuel, fuel-related expenses, and
     gas purchased for resale                                   69,210    107,414    173,463     178,162
   Purchased power                                              88,281    120,412    159,955     244,510
   Nuclear refueling outage expenses                             6,197      7,716     13,058      14,537
   Other operation and maintenance                             254,080     65,279    336,115     136,824
Taxes other than income taxes                                    9,385      8,664     20,573      17,428
Depreciation, amortization, and decommissioning                 46,696     39,388     93,182      86,020
Other regulatory charges (credits) - net                      (175,317)       117   (175,722)     (6,339)
                                                              --------   --------   --------    --------
TOTAL                                                          298,532    348,990    620,624     671,142
                                                              --------   --------   --------    --------

OPERATING INCOME                                                69,394    104,118    125,125     175,765
                                                              --------   --------   --------    --------

                OTHER INCOME (DEDUCTIONS)
Allowance for equity funds used during construction              1,962      1,548      3,300       2,639
Interest and dividend income                                       587      1,790      1,565       6,711
Miscellaneous - net                                             (3,538)      (814)    (4,528)     (1,928)
                                                              --------   --------   --------    --------
TOTAL                                                             (989)     2,524        337       7,422
                                                              --------   --------   --------    --------

                INTEREST AND OTHER CHARGES
Interest on long-term debt                                      18,916     21,868     41,385      44,304
Other interest - net                                             8,116      5,115     11,047       8,505
Distributions on preferred securities of subsidiary              1,275      1,275      2,550       2,550
Allowance for borrowed funds used during construction           (1,237)    (1,004)    (2,184)     (1,715)
                                                              --------   --------   --------    --------
TOTAL                                                           27,070     27,254     52,798      53,644
                                                              --------   --------   --------    --------

INCOME BEFORE INCOME TAXES                                      41,335     79,388     72,664     129,543

Income taxes                                                    22,088     32,350     30,579      53,527
                                                              --------   --------   --------    --------

NET INCOME                                                      19,247     47,038     42,085      76,016

Preferred dividend requirements and other                        1,944      1,944      3,888       3,888
                                                              --------   --------   --------    --------

EARNINGS APPLICABLE TO
COMMON STOCK                                                   $17,303    $45,094    $38,197     $72,128
                                                              ========   ========   ========    ========
See Notes to Financial Statements.


                          ENTERGY ARKANSAS, INC.
                         STATEMENTS OF CASH FLOWS
               For the Six Months Ended June 30, 2002 and 2001
                               (Unaudited)

                                                                       2002           2001
                                                                           (In Thousands)
                    OPERATING ACTIVITIES
Net income                                                              $42,085        $76,016
Noncash items included in net income:
  Other regulatory credits - net                                       (175,722)        (6,339)
  Depreciation, amortization, and decommissioning                        93,182         86,020
  Deferred income taxes and investment tax credits                      (34,997)         9,611
  Allowance for equity funds used during construction                    (3,300)        (2,639)
Changes in working capital:
  Receivables                                                             1,059         11,851
  Fuel inventory                                                        (11,267)         6,417
  Accounts payable                                                      (24,542)       (45,335)
  Taxes accrued                                                          53,092         41,001
  Interest accrued                                                       (5,708)          (503)
  Deferred fuel costs                                                    65,783         38,828
  Other working capital accounts                                         15,105           (310)
Provision for estimated losses and reserves                              (5,756)        (4,009)
Changes in other regulatory assets                                      152,331       (108,297)
Changes in other deferred credits                                       (22,204)        29,225
Other                                                                    (5,379)        28,913
                                                                       --------       --------
Net cash flow provided by operating activities                          133,762        160,450
                                                                       --------       --------

                    INVESTING ACTIVITIES
Construction expenditures                                              (131,681)      (117,970)
Allowance for equity funds used during construction                       3,300          2,639
Nuclear fuel purchases                                                  (60,075)       (19,103)
Proceeds from sale/leaseback of nuclear fuel                             60,075         19,103
Decommissioning trust contributions and realized
    change in trust assets                                               (5,434)        (4,379)
Changes in other temporary investments - net                             38,397              -
Other regulatory investments                                                  -        (16,796)
                                                                       --------       --------
Net cash flow used in investing activities                              (95,418)      (136,506)
                                                                       --------       --------

                    FINANCING ACTIVITIES
Proceeds from issuance of long-term debt                                 94,557              -
Retirement of long-term debt                                           (170,000)             -
Changes in short-term borrowings                                           (667)             -
Dividends paid:
  Common stock                                                          (14,100)       (11,500)
  Preferred stock                                                        (3,888)        (1,944)
                                                                       --------       --------
Net cash flow used in financing activities                              (94,098)       (13,444)
                                                                       --------       --------

Net increase (decrease) in cash and cash equivalents                    (55,754)        10,500

Cash and cash equivalents at beginning of period                        103,466          7,838
                                                                       --------       --------

Cash and cash equivalents at end of period                              $47,712        $18,338
                                                                       ========       ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period for:
  Interest - net of amount capitalized                                  $58,161        $53,353
  Income taxes                                                           $9,356            ($3)
 Noncash investing and financing activities:
  Change in unrealized depreciation of
   decommissioning trust assets                                        ($12,481)       ($3,877)
  Long-term debt refunded with proceeds from
   long-term debt issued in prior period                               ($47,000)             -

See Notes to Financial Statements.


                           ENTERGY ARKANSAS, INC.
                              BALANCE SHEETS
                                   ASSETS
                    June 30, 2002 and December 31, 2001
                                 (Unaudited)

                                                                               2002        2001
                                                                                 (In Thousands)
                         CURRENT ASSETS
Cash and cash equivalents:
  Cash                                                                         $10,540      $18,331
  Temporary cash investments - at cost,
    which approximates market                                                   37,172       85,135
                                                                            ----------   ----------
        Total cash and cash equivalents                                         47,712      103,466
                                                                            ----------   ----------
Other temporary investments                                                          -       38,397
Accounts receivable:
  Customer                                                                      77,846       80,719
  Allowance for doubtful accounts                                               (1,667)      (1,667)
  Associated companies                                                          52,305       65,102
  Other                                                                         17,160       20,889
  Accrued unbilled revenues                                                     80,647       62,307
                                                                            ----------   ----------
    Total accounts receivable                                                  226,291      227,350
                                                                            ----------   ----------
Deferred fuel costs                                                                  -       17,246
Accumulated deferred income taxes                                               36,961       22,698
Fuel inventory - at average cost                                                15,639        4,372
Materials and supplies - at average cost                                        78,717       75,499
Deferred nuclear refueling outage costs                                         16,928       14,508
Prepayments and other                                                            6,918       53,386
                                                                            ----------   ----------
TOTAL                                                                          429,166      556,922
                                                                            ----------   ----------

                 OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity                                            11,217       11,217
Decommissioning trust funds                                                    344,067      351,114
Non-utility property - at cost (less accumulated depreciation)                   1,462        1,465
Other                                                                            2,976        2,976
                                                                            ----------   ----------
TOTAL                                                                          359,722      366,772
                                                                            ----------   ----------

                          UTILITY PLANT
Electric                                                                     5,462,186    5,399,294
Property under capital lease                                                    34,370       35,604
Construction work in progress                                                  196,974      157,994
Nuclear fuel under capital lease                                               102,940       65,556
Nuclear fuel                                                                    10,481        8,156
                                                                            ----------   ----------
TOTAL UTILITY PLANT                                                          5,806,951    5,666,604
Less - accumulated depreciation and amortization                             2,668,964    2,615,013
                                                                            ----------   ----------
UTILITY PLANT - NET                                                          3,137,987    3,051,591
                                                                            ----------   ----------

                DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
  SFAS 109 regulatory asset - net                                              178,010      164,146
  Unamortized loss on reacquired debt                                           40,736       40,817
  Other regulatory assets                                                       94,340      260,535
Other                                                                           18,918       10,797
                                                                            ----------   ----------
TOTAL                                                                          332,004      476,295
                                                                            ----------   ----------
TOTAL ASSETS                                                                $4,258,879   $4,451,580
                                                                            ==========   ==========
See Notes to Financial Statements.

                          ENTERGY ARKANSAS, INC.
                             BALANCE SHEETS
                  LIABILITIES AND SHAREHOLDERS' EQUITY
                  June 30, 2002 and December 31, 2001
                               (Unaudited)

                                                                   2002           2001
                                                                      (In Thousands)
                   CURRENT LIABILITIES
Currently maturing long-term debt                                  $100,000       $85,000
Notes payable                                                             -           667
Accounts payable:
  Associated companies                                               29,903        32,868
  Other                                                              65,459        87,036
Customer deposits                                                    38,197        32,589
Taxes accrued                                                       157,373       104,281
Interest accrued                                                     24,836        30,544
Deferred fuel costs                                                  48,537             -
Obligations under capital leases                                     52,191        51,973
System Energy refund                                                  6,650        53,732
Other                                                                34,245        17,221
                                                                 ----------    ----------
TOTAL                                                               557,391       495,911
                                                                 ----------    ----------

          DEFERRED CREDITS AND OTHER LIABILITIES
Accumulated deferred income taxes                                   808,165       809,742
Accumulated deferred investment tax credits                          80,735        83,239
Obligations under capital leases                                     85,119        49,187
Transition to competition                                                 -       152,414
Accumulated provisions                                               35,659        41,415
Other                                                                85,220       107,424
                                                                 ----------    ----------
TOTAL                                                             1,094,898     1,243,421
                                                                 ----------    ----------

Long-term debt                                                    1,178,359     1,308,075
Company-obligated mandatorily redeemable
  preferred securities of subsidiary trust holding
  solely junior subordinated deferrable debentures                   60,000        60,000

                   SHAREHOLDERS' EQUITY
Preferred stock without sinking fund                                116,350       116,350
Common stock, $0.01 par value, authorized 325,000,000
  shares; issued and outstanding 46,980,196 shares in 2002
  and 2001                                                              470           470
Paid-in capital                                                     591,127       591,127
Retained earnings                                                   660,284       636,226
                                                                 ----------    ----------
TOTAL                                                             1,368,231     1,344,173
                                                                 ----------    ----------

Commitments and Contingencies

           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $4,258,879    $4,451,580
                                                                 ==========    ==========
See Notes to Financial Statements.


                         ENTERGY ARKANSAS, INC.
                       SELECTED OPERATING RESULTS
        For the Three and Six Months Ended June 30, 2002 and 2001
                              (Unaudited)


                                      Three Months Ended   Increase/
           Description                2002       2001      (Decrease)      %
                                        (In Millions)
Electric Operating Revenues:
  Residential                       $ 112.4    $ 124.3       ($11.9)     (10)
  Commercial                           71.2       81.0         (9.8)     (12)
  Industrial                           76.8       91.8        (15.0)     (16)
  Governmental                          3.8        4.2         (0.4)     (10)
                                    -------    -------       ------
    Total retail                      264.2      301.3        (37.1)     (12)
  Sales for resale
     Associated companies              51.4       70.1        (18.7)     (27)
     Non-associated companies          41.0       47.8         (6.8)     (14)
  Other                                11.3       33.9        (22.6)     (67)
                                    -------    -------       ------
    Total                           $ 367.9    $ 453.1       ($85.2)     (19)
                                    =======    =======       ======
Billed Electric Energy
 Sales (GWH):
  Residential                         1,402      1,383           19        1
  Commercial                          1,219      1,213            6        -
  Industrial                          1,626      1,687          (61)      (4)
  Governmental                           62         60            2        3
                                    -------    -------       ------
    Total retail                      4,309      4,343          (34)      (1)
  Sales for resale
     Associated companies             1,804      1,953         (149)      (8)
     Non-associated companies         1,189      1,296         (107)      (8)
                                    -------    -------       ------
    Total                             7,302      7,592         (290)      (4)
                                    =======    =======       ======

                                     Six Months Ended      Increase/
           Description               2002       2001       (Decrease)      %
                                       (In Millions)
Electric Operating Revenues:
  Residential                       $ 249.6    $ 264.3       ($14.7)      (6)
  Commercial                          143.3      149.5         (6.2)      (4)
  Industrial                          158.5      170.0        (11.5)      (7)
  Governmental                          7.8        7.7          0.1        1
                                    -------    -------      -------
    Total retail                      559.2      591.5        (32.3)      (5)
  Sales for resale
     Associated companies              93.1      119.7        (26.6)     (22)
     Non-associated companies          75.8      107.6        (31.8)     (30)
  Other                                17.6       28.1        (10.5)     (37)
                                    -------    -------      -------
    Total                           $ 745.7    $ 846.9      ($101.2)     (12)
                                    =======    =======      =======
Billed Electric Energy
 Sales (GWH):
  Residential                         3,123      3,237         (114)      (4)
  Commercial                          2,350      2,363          (13)      (1)
  Industrial                          3,232      3,347         (115)      (3)
  Governmental                          124        117            7        6
                                    -------    -------      -------
    Total retail                      8,829      9,064         (235)      (3)
  Sales for resale
     Associated companies             3,886      3,080          806       26
     Non-associated companies         2,236      2,627         (391)     (15)
                                    -------    -------      -------
    Total                            14,951     14,771          180        1
                                    =======    =======      =======

                      ENTERGY GULF STATES, INC.

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


Net Income

      Net income increased for the three months ended June 30, 2002 compared to the three months ended June 30, 2001 primarily due to increased unbilled revenue, increased other regulatory credits, and decreased interest expense, partially offset by decreased sales for resale, increased depreciation and amortization expenses, and decreased interest income.

      Net income decreased for the six months ended June 30, 2002 compared to the six months ended June 30, 2001 primarily due to decreased sales for resale, increased depreciation and amortization expenses, and decreased interest income, partially offset by increased unbilled revenue, increased other regulatory credits, and decreased interest expense.

Revenues and Sales

     The changes in electric operating revenues for the three and six months ended June 30, 2002 compared with the three and six months ended June 30, 2001 are as follows:

                        Three Months Ended      Six Months Ended
     Description        Increase/(Decrease)   Increase/(Decrease)
                                      (In Millions)

Base rate differences          ($1.9)               ($2.3)
Fuel cost recovery            (171.1)              (379.0)
Sales volume/weather             3.3                 (7.6)
Unbilled revenue                18.9                 16.9
Other revenue                    2.4                  3.2
Sales for resale               (13.7)               (44.9)
                             -------              -------
   Total                     ($162.1)             ($413.7)
                             =======              =======

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

     Fuel cost recovery revenues decreased for the three and six months ended June 30, 2002 in both operational jurisdictions of Entergy Gulf States. In the Louisiana jurisdiction, fuel recovery revenues decreased $109.4 million and $264.1 million for the three and six months ended June 30, 2002, respectively, due to the lower prices of fuel and purchased power in 2002 compared with 2001 and the impact of the current period recovery through the fuel adjustment clause of lower fuel and purchased power costs from prior months. In the Louisiana jurisdiction, these fuel costs are recovered on a two-month lag. In the Texas jurisdiction, fuel cost recovery revenues decreased $61.7 million and $114.9 million for the three and six months ended June 30, 2002, respectively, due to a decrease in the fixed fuel factor in March 2002 and the completion of a fuel recovery surcharge in February 2002.

                      ENTERGY GULF STATES, INC.

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


Sales volume/weather

      Lower electric sales volume reduced revenues for the six months ended June 30, 2002 primarily due to decreased usage in the industrial sector as a result of contractual modifications that reclassified the sales associated with certain customers from retail to wholesale. Under the terms of the former contract with these customers, Entergy Gulf States was also required to purchase the electricity produced by the customers' generating units. As a result of the cessation of the purchased power obligation, the reclassification of these sales will not have a negative impact on Entergy Gulf States' earnings.

Unbilled revenue

      As discussed in Note 1 to the financial statements in the Form 10-K, unbilled revenues are estimated monthly and are reversed the following month. Unbilled revenue for the three months ended June 30, 2002 and 2001 includes the reversal of the estimates for March 2002 and March 2001, respectively. The increase for the three months ended June 30, 2002 compared to the three months ended June 30, 2001 is due to the effect on the June 2001 calculation of higher unbilled revenue in March 2001 caused by higher fuel rates.

     Unbilled revenue for the six months ended June 30, 2002 and 2001 includes the reversal of the estimates for December 2001 and December 2000, respectively. The increase in unbilled revenue for the six months ended June 30, 2002 compared to the six months ended June 30, 2001 is due to the effect on the June 2001 unbilled calculation of higher unbilled revenue in December 2000 caused by volume/weather.

Sales for resale

     Sales for resale decreased for the three and six months ended June 30, 2002 primarily due to a decrease in the average price of resale electricity as a result of lower market prices of natural gas used in generation. The decrease is partially offset by the contractual modifications that resulted in the reclassified sales noted above in sales volume/weather.

Gas operating revenues

     Gas operating revenues decreased for the six months ended June 30, 2002 primarily due to the decreased market price of natural gas.

Expenses

Fuel and purchased power

      Fuel and purchased power expenses decreased for the three and six months ended June 30, 2002 primarily due to decreases in the market prices of natural gas and purchased power.

Other operation and maintenance

      Other operation and maintenance expenses increased for the six months ended June 30, 2002 due to increases in:

     o injuries and damages expense of $3.0 million;
     o plant maintenance expenses at certain fossil plants of $2.8 million;
     o pension and benefits expense of $2.5 million; and
     o nuclear operation and maintenance expenses of $2.4 million.

                      ENTERGY GULF STATES, INC.

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


      The increase in other operation and maintenance expenses was partially offset by decreases in:

     o regulatory expenses of $4.2 million primarily due to the payment in 2001 of the Texas System Benefit Fund assessment;
     o transmission expenses of $2.2 million; and
     o uncollectible receivable write-offs of $1.3 million.

Taxes other than income taxes

      Taxes other than income taxes increased for the three and six months ended June 30, 2002 primarily due to lower sales and use tax audit assessments in 2001.

Depreciation and amortization

     Depreciation and amortization increased for the three and six months ended June 30, 2002 primarily due to revisions made to the useful lives of certain intangible plant assets to more appropriately reflect their actual lives which lowered expense in 2001 in accordance with regulatory treatment.

Other regulatory charges (credits) - net

      Other regulatory credits increased for the three and six months ended June 30, 2002 primarily due to the recognition in income of the Louisiana portion of the unamortized deferred gain on the 1988 sale of Nelson Units 1 and 2. The deferred gain was recognized because the LPSC no longer requires that the gain reduce Entergy Gulf States' cost of service.

Other

Other income

      Other income decreased for the three and six months ended June 30, 2002 primarily due to decreased interest income recorded on the deferred fuel balance due to partial recovery of the balance.

Interest and other charges

      Interest on long-term debt decreased for the three and six months ended June 30, 2002 primarily due to lower interest expense on variable-rate First Mortgage Bonds and the retirement of $148 million of First Mortgage Bonds in January 2002.

Income taxes

     The effective income tax rates for the three months ended June 30, 2002 and 2001 were 38.7% and 35.0%, respectively. The effective income tax rates for the six months ended June 30, 2002 and 2001 were 38.6% and 36.1%, respectively.


                        ENTERGY GULF STATES, INC.
                           INCOME STATEMENTS
      For the Three and Six Months Ended June 30, 2002 and 2001
                             (Unaudited)

                                                                       Three Months Ended      Six Months Ended
                                                                        2002        2001       2002         2001
                                                                         (In Thousands)          (In Thousands)
                       OPERATING REVENUES
Domestic electric                                                     $559,538    $721,597  $1,006,789   $1,420,473
Natural gas                                                              8,025       9,296      24,678       44,896
                                                                      --------    --------  ----------   ----------
TOTAL                                                                  567,563     730,893   1,031,467    1,465,369
                                                                      --------    --------  ----------   ----------

                       OPERATING EXPENSES
Operation and Maintenance:
   Fuel, fuel-related expenses, and
     gas purchased for resale                                          145,046     306,998     284,900      600,165
   Purchased power                                                     108,349     125,903     174,178      267,855
   Nuclear refueling outage expenses                                     3,023       3,021       6,079        6,111
   Other operation and maintenance                                     107,377     108,159     204,952      201,413
Decommissioning                                                          1,579       1,561       3,152        3,123
Taxes other than income taxes                                           30,674      27,563      61,312       58,559
Depreciation and amortization                                           50,400      45,190     100,693       94,951
Other regulatory charges (credits) - net                               (12,626)        936     (12,026)      (4,553)
                                                                      --------    --------  ----------   ----------
TOTAL                                                                  433,822     619,331     823,240    1,227,624
                                                                      --------    --------  ----------   ----------

OPERATING INCOME                                                       133,741     111,562     208,227      237,745
                                                                      --------    --------  ----------   ----------

                          OTHER INCOME
Allowance for equity funds used during construction                      2,757       2,342       4,983        4,167
Gain on sale of assets                                                   1,009         603       1,673        1,188
Interest and dividend income                                             2,610       6,293       4,931       14,226
Miscellaneous - net                                                       (351)     (1,162)     (1,448)      (2,574)
                                                                      --------    --------  ----------   ----------
TOTAL                                                                    6,025       8,076      10,139       17,007
                                                                      --------    --------  ----------   ----------

                   INTEREST AND OTHER CHARGES
Interest on long-term debt                                              32,649      39,359      64,497       78,152
Other interest - net                                                     1,146       1,858       2,743        4,195
Distributions on preferred securities of subsidiary                      1,859       1,860       3,719        3,719
Allowance for borrowed funds used during construction                   (2,354)     (2,441)     (4,614)      (4,155)
                                                                      --------    --------  ----------   ----------
TOTAL                                                                   33,300      40,636      66,345       81,911
                                                                      --------    --------  ----------   ----------

INCOME BEFORE INCOME TAXES                                             106,466      79,002     152,021      172,841

Income taxes                                                            41,230      27,620      58,747       62,413
                                                                      --------    --------  ----------   ----------

NET INCOME                                                              65,236      51,382      93,274      110,428

Preferred dividend requirements and other                                1,226       1,271       2,460        2,581
                                                                      --------    --------  ----------   ----------

EARNINGS APPLICABLE TO
COMMON STOCK                                                           $64,010     $50,111     $90,814     $107,847
                                                                      ========    ========  ==========   ==========
See Notes to Financial Statements.


                         ENTERGY GULF STATES, INC.
                         STATEMENTS OF CASH FLOWS
             For the Six Months Ended June 30, 2002 and 2001
                               (Unaudited)

                                                               2002         2001
                                                                 (In Thousands)
                OPERATING ACTIVITIES
Net income                                                     $93,274     $110,428
Noncash items included in net income:
  Reserve for regulatory adjustments                             5,070        1,932
  Other regulatory credits - net                               (12,026)      (4,553)
  Depreciation, amortization, and decommissioning              103,845       98,074
  Deferred income taxes and investment tax credits             (15,641)      10,793
  Allowance for equity funds used during construction           (4,983)      (4,167)
  Gain on sale of assets                                        (1,673)      (1,188)
Changes in working capital:
  Receivables                                                  (12,275)      (4,676)
  Fuel inventory                                                (2,893)     (21,056)
  Accounts payable                                              (1,512)    (117,594)
  Taxes accrued                                                 61,696       55,386
  Interest accrued                                              (7,221)       1,544
  Deferred fuel costs                                            8,060       66,419
  Other working capital accounts                                11,213        7,536
Provision for estimated losses and reserves                     (1,238)      (3,164)
Changes in other regulatory assets                               7,499      (14,365)
Other                                                           11,617        3,539
                                                              --------     --------
Net cash flow provided by operating activities                 242,812      184,888
                                                              --------     --------

                INVESTING ACTIVITIES
Construction expenditures                                     (161,118)    (145,421)
Allowance for equity funds used during construction              4,983        4,167
Nuclear fuel purchases                                         (21,733)      (3,929)
Proceeds from sale/leaseback of nuclear fuel                    21,923        3,937
Decommissioning trust contributions and realized
    change in trust assets                                      (5,464)      (5,912)
Changes in other temporary investments - net                    44,643            -
Other regulatory investments                                   (29,755)     (39,926)
                                                              --------     --------
Net cash flow used in investing activities                    (146,521)    (187,084)
                                                              --------     --------

                FINANCING ACTIVITIES
Retirement of long-term debt                                  (148,000)           -
Redemption of preferred stock                                   (1,404)      (4,574)
Dividends paid:
  Common stock                                                 (31,400)     (34,000)
  Preferred stock                                               (2,460)      (2,588)
                                                              --------     --------
Net cash flow used in financing activities                    (183,264)     (41,162)
                                                              --------     --------

Net decrease in cash and cash equivalents                      (86,973)     (43,358)

Cash and cash equivalents at beginning of period               123,728       68,279
                                                              --------     --------

Cash and cash equivalents at end of period                     $36,755      $24,921
                                                              ========     ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest - net of amount capitalized                         $75,495      $81,891
  Income taxes                                                 $17,700         $920
 Noncash investing and financing activities:
  Change in unrealized depreciation of
   decommissioning trust assets                                ($6,413)     ($2,138)

See Notes to Financial Statements.

                         ENTERGY GULF STATES, INC.
                              BALANCE SHEETS
                                  ASSETS
                   June 30, 2002 and December 31, 2001
                               (Unaudited)

                                                                           2002        2001
                                                                            (In Thousands)
                       CURRENT ASSETS
Cash and cash equivalents:
  Cash                                                                     $30,895     $19,503
  Temporary cash investments - at cost,
    which approximates market                                                5,860     104,225
                                                                        ----------  ----------
        Total cash and cash equivalents                                     36,755     123,728
                                                                        ----------  ----------
Other temporary investments                                                      -      44,643
Accounts receivable:
  Customer                                                                 101,579      81,136
  Allowance for doubtful accounts                                           (2,131)     (2,131)
  Associated companies                                                       4,630      34,032
  Other                                                                     36,111      53,249
  Accrued unbilled revenues                                                123,116      84,744
                                                                        ----------  ----------
    Total accounts receivable                                              263,305     251,030
                                                                        ----------  ----------
Deferred fuel costs                                                        148,425     126,730
Fuel inventory - at average cost                                            56,904      54,011
Materials and supplies - at average cost                                    94,553      95,674
Prepayments and other                                                       20,496      22,373
                                                                        ----------  ----------
TOTAL                                                                      620,438     718,189
                                                                        ----------  ----------

               OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds                                                244,433     245,382
Non-utility property - at cost (less accumulated depreciation)             193,080     194,830
Other                                                                       17,315      15,970
                                                                        ----------  ----------
TOTAL                                                                      454,828     456,182
                                                                        ----------  ----------

                        UTILITY PLANT
Electric                                                                 7,758,403   7,694,226
Property under capital lease                                                25,039      28,087
Natural gas                                                                 61,171      59,100
Construction work in progress                                              286,037     221,730
Nuclear fuel under capital lease                                            54,647      67,688
                                                                        ----------  ----------
TOTAL UTILITY PLANT                                                      8,185,297   8,070,831
Less - accumulated depreciation and amortization                         3,819,300   3,750,770
                                                                        ----------  ----------
UTILITY PLANT - NET                                                      4,365,997   4,320,061
                                                                        ----------  ----------

              DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
  SFAS 109 regulatory asset - net                                          424,420     426,623
  Unamortized loss on reacquired debt                                       32,706      34,321
  Other regulatory assets                                                  196,033     201,329
Long-term receivables                                                       24,935      26,576
Other                                                                       20,183      26,460
                                                                        ----------  ----------
TOTAL                                                                      698,277     715,309
                                                                        ----------  ----------

TOTAL ASSETS                                                            $6,139,540  $6,209,741
                                                                        ==========  ==========
See Notes to Financial Statements.


                       ENTERGY GULF STATES, INC.
                            BALANCE SHEETS
                  LIABILITIES AND SHAREHOLDERS' EQUITY
                   June 30, 2002 and December 31, 2001
                              (Unaudited)

                                                                     2002        2001
                                                                       (In Thousands)
                  CURRENT LIABILITIES
Currently maturing long-term debt                                   $339,000    $147,921
Accounts payable:
  Associated companies                                                49,378      38,728
  Other                                                              122,861     135,023
Customer deposits                                                     46,549      45,876
Taxes accrued                                                        152,300      90,604
Accumulated deferred income taxes                                     23,819      21,412
Nuclear refueling outage costs                                         8,150       2,080
Interest accrued                                                      36,193      43,414
Obligations under capital leases                                      37,113      36,668
Other                                                                 22,465      20,995
                                                                  ----------  ----------
TOTAL                                                                837,828     582,721
                                                                  ----------  ----------

         DEFERRED CREDITS AND OTHER LIABILITIES
Accumulated deferred income taxes                                  1,216,031   1,227,084
Accumulated deferred investment tax credits                          160,084     163,766
Obligations under capital leases                                      42,572      60,163
Decommissioning                                                      146,510     144,926
Transition to competition                                             79,098      79,098
Regulatory reserves                                                   38,661      33,591
Accumulated provisions                                                62,573      63,811
Other                                                                 74,174      93,719
                                                                  ----------  ----------
TOTAL                                                              1,819,703   1,866,158
                                                                  ----------  ----------

Long-term debt                                                     1,620,014   1,958,897
Preferred stock with sinking fund                                     24,781      26,185
Company-obligated mandatorily redeemable
  preferred securities of subsidiary trust holding
  solely junior subordinated deferrable debentures                    85,000      85,000

                  SHAREHOLDERS' EQUITY
Preferred stock without sinking fund                                  47,327      47,327
Common stock, no par value, authorized 200,000,000
  shares; issued and outstanding 100 shares in 2002 and 2001         114,055     114,055
Paid-in capital                                                    1,157,459   1,157,459
Retained earnings                                                    431,295     371,939
Accumulated other comprehensive income                                 2,078           -
                                                                  ----------  ----------
TOTAL                                                              1,752,214   1,690,780
                                                                  ----------  ----------

Commitments and Contingencies

              TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $6,139,540  $6,209,741
                                                                  ==========  ==========
See Notes to Financial Statements.


                        ENTERGY GULF STATES, INC.
                       SELECTED OPERATING RESULTS
       For the Three and Six Months Ended June 30, 2002 and 2001
                              (Unaudited)


                                     Three Months Ended  Increase/
          Description                2002         2001  (Decrease)      %
                                       (In Millions)
Electric Operating Revenues:
  Residential                      $ 164.0      $ 194.4   ($30.4)     (16)
  Commercial                         123.3        156.7    (33.4)     (21)
  Industrial                         182.1        285.3   (103.2)     (36)
  Governmental                         8.3         10.2     (1.9)     (19)
                                 ---------    ---------   ------
    Total retail                     477.7        646.6   (168.9)     (26)
  Sales for resale
     Associated companies              1.0         16.9    (15.9)     (94)
     Non-associated companies         35.7         33.5      2.2        7
  Other                               45.1         24.6     20.5       83
                                 ---------    ---------   ------
    Total                          $ 559.5      $ 721.6  ($162.1)     (22)
                                 =========    =========   ======
Billed Electric Energy
 Sales (GWH):
  Residential                        2,190        2,017      173        9
  Commercial                         1,942        1,836      106        6
  Industrial                         4,075        4,584     (509)     (11)
  Governmental                         118          110        8        7
                                 ---------    ---------   ------
    Total retail                     8,325        8,547     (222)      (3)
  Sales for resale
     Associated companies               25          341     (316)     (93)
     Non-associated companies        1,155          736      419       57
                                 ---------    ---------   ------
    Total                            9,505        9,624     (119)      (1)
                                 =========    =========   ======

                                     Six Months Ended    Increase/
          Description               2002         2001   (Decrease)      %
                                       (In Millions)
Electric Operating Revenues:
  Residential                      $ 308.8      $ 382.8   ($74.0)     (19)
  Commercial                         232.2        302.0    (69.8)     (23)
  Industrial                         326.1        565.9   (239.8)     (42)
  Governmental                        16.1         20.3     (4.2)     (21)
                                 ---------    ---------   ------
    Total retail                     883.2      1,271.0   (387.8)     (31)
  Sales for resale
     Associated companies              5.5         29.3    (23.8)     (81)
     Non-associated companies         63.5         84.6    (21.1)     (25)
  Other                               54.6         35.6     19.0       53
                                 ---------    ---------   ------
    Total                        $ 1,006.8    $ 1,420.5  ($413.7)     (29)
                                 =========    =========   ======
Billed Electric Energy
 Sales (GWH):
  Residential                        4,292        4,143      149        4
  Commercial                         3,718        3,581      137        4
  Industrial                         7,719        8,836   (1,117)     (13)
  Governmental                         229          221        8        4
                                 ---------    ---------   ------
    Total retail                    15,958       16,781     (823)      (5)
  Sales for resale
     Associated companies              129          448     (319)     (71)
     Non-associated companies        2,213        1,695      518       31
                                 ---------    ---------   ------
    Total                           18,300       18,924     (624)      (3)
                                 =========    =========   ======

                       ENTERGY LOUISIANA, INC.

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


Net Income

     Net income increased for the three and six months ended June 30, 2002 compared with the three and six months ended June 30, 2001 primarily due to an increase in unbilled revenue, more favorable volume on billed sales, an increase in interest income, and decreases in taxes other than income taxes and interest charges. The increases were partially offset by increases in other operation and maintenance expenses and depreciation and amortization expenses.

Revenues and Sales

     The changes in electric operating revenues for the three and six months ended June 30, 2002 compared with the three and six months ended June 30, 2001 are as follows:

                         Three Months Ended    Six Months Ended
     Description        Increase/(Decrease)   Increase/(Decrease)
                                     (In Millions)

Base rate differences          ($10.4)               ($10.4)
Fuel cost recovery              (99.6)               (322.9)
Sales volume/weather             16.1                  15.7
Unbilled revenue                 33.1                  78.2
Other revenue                     1.0                   3.9
Sales for resale                 (4.6)                 (7.8)
                               ------               -------
   Total                       ($64.4)              ($243.3)
                               ======               =======

Base rate differences

      Base rate differences decreased for the three and six months ended June 30, 2002 primarily due to an increase in accruals for potential rate refunds, decreased rates for special-use industrial customers as a result of increased KWH usage, and additional formula rate plan reductions which became effective in October 2001.

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

      Fuel cost recovery revenues decreased for the three and six months ended June 30, 2002 due to recovery of lower fuel and purchased power expenses through the fuel adjustment clause, primarily due to decreases in the market price of natural gas and purchased power.

                       ENTERGY LOUISIANA, INC.

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


Sales volume/weather

      Higher electric sales volume increased revenues for the three months ended June 30, 2002 due to increased usage of 192 GWH in the residential and commercial sectors, after adjusting for the weather effect, and 209 GWH in the industrial sector. The increased usage resulted in lower effective rates for the industrial sector, which is reflected in base rate differences. The effect of favorable weather in the second quarter of 2002 compared to the second quarter of 2001 increased electric sales volume by 50 GWH in the residential and commercial sectors.

      Higher electric sales volume increased revenues for the six months ended June 30, 2002 due to increased usage of 236 GWH in the residential and commercial sectors, after adjusting for the weather effect, and 213 GWH in the industrial sector. The increased usage resulted in lower effective rates for the industrial sector, which is reflected in base rate differences.

Unbilled revenue

      As discussed in Note 1 to the financial statements in the Form 10-K, unbilled revenues are estimated monthly and are reversed the following month. Unbilled revenue for the three months ended June 30, 2002 and 2001 includes the reversal of the estimates for March 2002 and March 2001, respectively. The increase for the three months ended June 30, 2002 compared to the three months ended June 30, 2001 is due to the effect on the June 2001 calculation of higher unbilled revenue in March 2001 caused by higher fuel rates.

     Unbilled revenue for the six months ended June 30, 2002 and 2001 includes the reversal of the estimates for December 2001 and December 2000, respectively. The increase in unbilled revenue for the six months ended June 30, 2002 compared to the six months ended June 30, 2001 is due to the effect on the June 2001 unbilled calculation of higher unbilled revenue in December 2000 caused by higher fuel rates and volume/weather.

Sales for resale

      Sales for resale decreased for the three and six months ended June 30, 2002 primarily due to a decrease in volume to adjoining utility systems and affiliated customers.

Expenses

Fuel and purchased power

      Fuel and purchased power expenses decreased for the three and six months ended June 30, 2002 primarily due to a 29% and 44% decrease, respectively, in the market price of natural gas. The decreases were also due to decreases in the average market price of purchased power.

Other operation and maintenance

      Other operation and maintenance expenses increased for the three months ended June 30, 2002 primarily due to:

     o an increase in employee pension and benefits expense of $1.5 million;
     o an increase in maintenance expense at certain fossil plants of $4.2 million; and
     o an increase in transmission expenses of $1.4 million.

                       ENTERGY LOUISIANA, INC.

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS

      Other operation and maintenance expenses increased for the six months ended June 30, 2002 primarily due to:

     o lower nuclear insurance refunds of $1.3 million;
     o an increase in incentive compensation expense of $3.5 million;
     o an increase in maintenance expense at certain fossil plants of $4.1 million;
     o an increase in employee pension and benefits expense of $2.6 million; and
     o an increase in transmission expenses of $1.7 million.

Taxes other than income taxes

      Taxes other than income taxes decreased for the three and six months ended June 30, 2002 primarily due to franchise tax adjustments. As a result of a favorable court decision, Entergy Louisiana expects to receive a refund for certain franchise taxes previously expensed and paid under protest.

Depreciation and amortization

      Depreciation and amortization increased for the three and six months ended June 30, 2002 primarily due to revisions made to the useful lives of certain intangible plant assets to more appropriately reflect their actual lives which lowered expense in 2001 in accordance with regulatory treatment.

Other regulatory charges - net

     Other regulatory charges increased for the three and six months ended June 30, 2002 primarily due to the amortization of capacity charges associated with power purchases in the summer of 2000. The amortization of these charges will occur through July 2002. Refer to Note 2 to the financial statements for further discussion of deferred capacity charges.

Other

Other income

      Interest income increased for the three and six months ended June 30, 2002 primarily due to the interest related to franchise tax adjustments discussed above.

Interest and other charges

      Interest on long-term debt decreased for the three and six months ended June 30, 2002 due to the refinancing and net redemption of First Mortgage Bonds in the amounts of $18.7 million in 2001 and $63.0 million in the first quarter of 2002.

     Other interest decreased for the three and six months ended June 30, 2002 primarily due to interest accrued in 2001 on reserves provided for fuel-related refunds that were made in the summer of 2001 and adjustments to interest expense previously recorded on franchise tax accruals.

Income taxes

      The effective income tax rates for the three months ended June 30, 2002 and 2001 were 37.0% and 40.3%, respectively. The effective income tax rates for the six months ended June 30, 2002 and 2001 were 38.3% and 41.8%, respectively. The decreases in the effective income tax rates were primarily due to higher pre-tax income reducing the effect of book and tax timing differences.


                         ENTERGY LOUISIANA, INC.
                            INCOME STATEMENTS
        For the Three and Six Months Ended June 30, 2002 and 2001
                               (Unaudited)

                                                           Three Months Ended    Six Months Ended
                                                           2002        2001      2002         2001
                                                            (In Thousands)         (In Thousands)

                 OPERATING REVENUES
Domestic electric                                         $483,389   $547,784   $853,352  $1,096,698
                                                          --------   --------   --------  ----------
                 OPERATING EXPENSES
Operation and Maintenance:
   Fuel, fuel-related expenses, and
     gas purchased for resale                               85,709    190,046    148,690     424,469
   Purchased power                                         121,899    132,485    201,662     267,990
   Nuclear refueling outage expenses                         2,961      3,262      6,012       6,524
   Other operation and maintenance                          81,193     71,269    159,659     141,083
Decommissioning                                              2,606      2,606      5,211       5,212
Taxes other than income taxes                                5,546     18,165     23,979      36,717
Depreciation and amortization                               45,679     40,498     91,141      85,444
Other regulatory charges - net                               3,315        540      6,630       1,080
                                                          --------   --------   --------  ----------
TOTAL                                                      348,908    458,871    642,984     968,519
                                                          --------   --------   --------  ----------

OPERATING INCOME                                           134,481     88,913    210,368     128,179
                                                          --------   --------   --------  ----------

                    OTHER INCOME
Allowance for equity funds used during construction          1,364      1,226      2,432       2,161
Gain on sale of assets                                           -        152          -         152
Interest and dividend income                                 6,583      1,465      6,819       4,134
Miscellaneous - net                                           (741)      (721)    (1,620)     (1,454)
                                                          --------   --------   --------  ----------
TOTAL                                                        7,206      2,122      7,631       4,993
                                                          --------   --------   --------  ----------

             INTEREST AND OTHER CHARGES
Interest on long-term debt                                  21,815     24,734     45,255      49,190
Other interest - net                                        (1,161)     3,570        679       7,087
Distributions on preferred securities of subsidiary          1,575      1,575      3,150       3,150
Allowance for borrowed funds used during construction       (1,006)      (922)    (1,867)     (1,632)
                                                          --------   --------   --------  ----------
TOTAL                                                       21,223     28,957     47,217      57,795
                                                          --------   --------   --------  ----------

INCOME BEFORE INCOME TAXES                                 120,464     62,078    170,782      75,377

Income taxes                                                44,619     25,044     65,442      31,483
                                                          --------   --------   --------  ----------

NET INCOME                                                  75,845     37,034    105,340      43,894

Preferred dividend requirements and other                    1,678      2,378      3,357       4,757
                                                          --------   --------   --------  ----------

EARNINGS APPLICABLE TO
COMMON STOCK                                               $74,167    $34,656   $101,983     $39,137
                                                          ========   ========   ========  ==========
See Notes to Financial Statements.

                        ENTERGY LOUISIANA, INC.
                        STATEMENTS OF CASH FLOWS
          For the Six Months Ended June 30, 2002 and 2001
                              (Unaudited)

                                                                     2002         2001
                                                                       (In Thousands)
                   OPERATING ACTIVITIES
Net income                                                          $105,340      $43,894
Noncash items included in net income:
  Reserve for regulatory adjustments                                       -       (3,698)
  Other regulatory charges - net                                       6,630        1,080
  Depreciation, amortization, and decommissioning                     96,352       90,656
  Deferred income taxes and investment tax credits                    27,874      (55,432)
  Allowance for equity funds used during construction                 (2,432)      (2,161)
  Gain on sale of assets                                                   -         (152)
Changes in working capital:
  Receivables                                                        (57,646)     (15,569)
  Accounts payable                                                    55,199      (66,985)
  Taxes accrued                                                       58,644      103,346
  Interest accrued                                                   (12,986)      (7,192)
  Deferred fuel costs                                                (77,570)     121,877
  Other working capital accounts                                     (17,889)     (24,616)
Provision for estimated losses and reserves                            1,845        2,133
Changes in other regulatory assets                                    17,967       (3,779)
Other                                                                (10,689)      11,750
                                                                    --------     --------
Net cash flow provided by operating activities                       190,639      195,152
                                                                    --------     --------

                   INVESTING ACTIVITIES
Construction expenditures                                            (97,001)     (99,550)
Allowance for equity funds used during construction                    2,432        2,161
Nuclear fuel purchases                                               (50,473)           -
Proceeds from sale/leaseback of nuclear fuel                          50,473            -
Decommissioning trust contributions and realized
    change in trust assets                                            (8,824)      (9,043)
Changes in other temporary investments - net                           6,152            -
                                                                    --------     --------
Net cash flow used in investing activities                           (97,241)    (106,432)
                                                                    --------     --------

                   FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt                         144,874            -
Retirement of long-term debt                                        (228,968)     (35,088)
Changes in short-term borrowings                                      15,000            -
Dividends paid:
  Common stock                                                       (48,600)     (13,300)
  Preferred stock                                                     (3,357)      (4,757)
                                                                    --------     --------
Net cash flow used in financing activities                          (121,051)     (53,145)
                                                                    --------     --------

Net increase (decrease) in cash and cash equivalents                 (27,653)      35,575

Cash and cash equivalents at beginning of period                      42,408       43,959
                                                                    --------     --------

Cash and cash equivalents at end of period                           $14,755      $79,534
                                                                    ========     ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period for:
  Interest - net of amount capitalized                               $58,943      $63,521
  Income taxes                                                       ($9,983)        $550
 Noncash investing and financing activities:
  Change in unrealized depreciation of
   decommissioning trust assets                                      ($3,975)     ($1,430)

See Notes to Financial Statements.

                          ENTERGY LOUISIANA, INC.
                              BALANCE SHEETS
                                  ASSETS
                    June 30, 2002 and December 31, 2001
                                (Unaudited)

                                                                    2002        2001
                                                                     (In Thousands)
                    CURRENT ASSETS
Cash and cash equivalents:
  Cash                                                              $14,755      $28,768
  Temporary cash investments - at cost,
    which approximates market                                             -       13,640
                                                                 ----------   ----------
        Total cash and cash equivalents                              14,755       42,408
                                                                 ----------   ----------
Other temporary investments                                               -        6,152
Notes receivable                                                          8            8
Accounts receivable:
  Customer                                                           77,803       48,640
  Allowance for doubtful accounts                                    (1,771)      (1,771)
  Associated companies                                               12,376        9,090
  Other                                                              11,262       47,965
  Accrued unbilled revenues                                         133,100       71,200
                                                                 ----------   ----------
    Total accounts receivable                                       232,770      175,124
                                                                 ----------   ----------
Deferred fuel costs                                                  10,077            -
Accumulated deferred income taxes                                     5,387       42,566
Materials and supplies - at average cost                             73,289       77,523
Deferred nuclear refueling outage costs                              14,441        4,096
Prepayments and other                                                26,763        9,000
                                                                 ----------   ----------
TOTAL                                                               377,490      356,877
                                                                 ----------   ----------

            OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity                                 14,230       14,230
Decommissioning trust funds                                         124,512      119,663
Non-utility property - at cost (less accumulated depreciation)       21,580       21,671
                                                                 ----------   ----------
TOTAL                                                               160,322      155,564
                                                                 ----------   ----------

                    UTILITY PLANT
Electric                                                          5,499,463    5,456,093
Property under capital lease                                        239,395      239,395
Construction work in progress                                       147,067      110,792
Nuclear fuel under capital lease                                     67,917       70,316
                                                                 ----------   ----------
TOTAL UTILITY PLANT                                               5,953,842    5,876,596
Less - accumulated depreciation and amortization                  2,611,859    2,538,964
                                                                 ----------   ----------
UTILITY PLANT - NET                                               3,341,983    3,337,632
                                                                 ----------   ----------

           DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
  SFAS 109 regulatory asset - net                                   172,847      179,368
  Unamortized loss on reacquired debt                                26,800       28,341
  Other regulatory assets                                            62,308       73,754
Long-term receivables                                                 1,503        1,515
Other                                                                16,882       16,650
                                                                 ----------   ----------
TOTAL                                                               280,340      299,628
                                                                 ----------   ----------

TOTAL ASSETS                                                     $4,160,135   $4,149,701
                                                                 ==========   ==========
See Notes to Financial Statements.


                           ENTERGY LOUISIANA, INC.
                               BALANCE SHEETS
                    LIABILITIES AND SHAREHOLDERS' EQUITY
                     June 30, 2002 and December 31, 2001
                               (Unaudited)

                                                                        2002        2001
                                                                         (In Thousands)
                   CURRENT LIABILITIES
Currently maturing long-term debt                                      $254,865    $185,627
Notes payable                                                            15,000           -
Accounts payable:
  Associated companies                                                  116,337      73,208
  Other                                                                 105,530      93,460
Customer deposits                                                        62,763      61,359
Taxes accrued                                                            79,054      20,410
Interest accrued                                                         21,538      34,524
Deferred fuel costs                                                           -      67,493
Obligations under capital leases                                         34,171      34,171
Other                                                                    20,275      14,119
                                                                     ----------  ----------
TOTAL                                                                   709,533     584,371
                                                                     ----------  ----------

          DEFERRED CREDITS AND OTHER LIABILITIES
Accumulated deferred income taxes                                       766,318     776,610
Accumulated deferred investment tax credits                             109,241     111,942
Obligations under capital leases                                         33,745      36,144
Accumulated provisions                                                   70,367      68,522
Other                                                                    76,347      82,780
                                                                     ----------  ----------
TOTAL                                                                 1,056,018   1,075,998
                                                                     ----------  ----------

Long-term debt                                                          943,247   1,091,329
Company-obligated mandatorily redeemable
  preferred securities of subsidiary trust holding
  solely junior subordinated deferrable debentures                       70,000      70,000

                   SHAREHOLDERS' EQUITY
Preferred stock without sinking fund                                    100,500     100,500
Common stock, no par value, authorized 250,000,000
  shares; issued and outstanding 165,173,180 shares in 2002
  and 2001                                                            1,088,900   1,088,900
Capital stock expense and other                                          (1,718)     (1,718)
Retained earnings                                                       193,655     140,321
                                                                     ----------  ----------
TOTAL                                                                 1,381,337   1,328,003
                                                                     ----------  ----------

Commitments and Contingencies

                TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $4,160,135  $4,149,701
                                                                     ==========  ==========
See Notes to Financial Statements.


                         ENTERGY LOUISIANA, INC.
                        SELECTED OPERATING RESULTS
        For the Three and Six Months Ended June 30, 2002 and 2001
                               (Unaudited)


                                     Three Months Ended  Increase/
          Description              2002         2001     (Decrease)     %
                                       (In Millions)
Electric Operating Revenues:
  Residential                      $ 150.6      $ 163.5    ($12.9)      (8)
  Commercial                         100.5        114.9     (14.4)     (13)
  Industrial                         160.1        218.2     (58.1)     (27)
  Governmental                         8.8         10.5      (1.7)     (16)
                                   -------    ---------    ------
    Total retail                     420.0        507.1     (87.1)     (17)
  Sales for resale
     Associated companies              5.8          7.3      (1.5)     (21)
     Non-associated companies          3.4          6.5      (3.1)     (48)
  Other                               54.2         26.9      27.3      101
                                   -------    ---------    ------
    Total                          $ 483.4      $ 547.8    ($64.4)     (12)
                                   =======    =========    ======
Billed Electric Energy
 Sales (GWH):
  Residential                        2,020        1,839       181       10
  Commercial                         1,352        1,291        61        5
  Industrial                         3,792        3,583       209        6
  Governmental                         122          120         2        2
                                   -------    ---------    ------
    Total retail                     7,286        6,833       453        7
  Sales for resale
     Associated companies               68          108       (40)     (37)
     Non-associated companies           40           79       (39)     (49)
                                   -------    ---------    ------
    Total                            7,394        7,020       374        5
                                   =======    =========    ======

                                     Six Months Ended    Increase/
          Description               2002         2001    (Decrease)      %
                                       (In Millions)
Electric Operating Revenues:
  Residential                      $ 270.0      $ 348.3    ($78.3)     (22)
  Commercial                         181.5        236.0     (54.5)     (23)
  Industrial                         289.6        463.4    (173.8)     (38)
  Governmental                        16.8         22.8      (6.0)     (26)
                                   -------    ---------    ------
    Total retail                     757.9      1,070.5    (312.6)     (29)
  Sales for resale
     Associated companies              9.1         11.4      (2.3)     (20)
     Non-associated companies          6.8         12.3      (5.5)     (45)
  Other                               79.6          2.5      77.1    3,084
                                   -------    ---------    ------
    Total                          $ 853.4    $ 1,096.7   ($243.3)     (22)
                                   =======    =========    ======
Billed Electric Energy
 Sales (GWH):
  Residential                        3,942        3,783       159        4
  Commercial                         2,574        2,508        66        3
  Industrial                         7,370        7,157       213        3
  Governmental                         250          248         2        1
                                   -------    ---------    ------
    Total retail                    14,136       13,696       440        3
  Sales for resale
     Associated companies              153          161        (8)      (5)
     Non-associated companies           93          174       (81)     (47)
                                   -------    ---------    ------
    Total                           14,382       14,031       351        3
                                   =======    =========    ======

                      ENTERGY MISSISSIPPI, INC.

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


Net Income

      Net income decreased for the three months ended June 30, 2002 compared to the three months ended June 30, 2001 primarily due to decreased interest income and increased depreciation and amortization expenses, partially offset by increased other revenue.

      Net income decreased for the six months ended June 30, 2002 compared to the six months ended June 30, 2001 primarily due to decreased interest income, increased depreciation and amortization expenses, and increased other operation and maintenance expenses. The decrease was partially offset by increased other revenue, increased unbilled revenue, and decreased interest expense.

Revenues and Sales

     The changes in electric operating revenues for the three and six months ended June 30, 2002 compared with the three and six months ended June 30, 2001 are as follows:

                          Three Months Ended     Six Months Ended
     Description          Increase/(Decrease)  Increase/(Decrease)
                                        (In Millions)

Base rate differences            $0.8                 $3.6
Grand Gulf rate rider            (4.8)               (11.5)
Fuel cost recovery              (14.4)               (24.0)
Sales volume/weather              1.5                 (1.7)
Unbilled revenue                  1.1                  3.4
Other revenue                     3.4                  5.8
Sales for resale                    -                (52.5)
                               ------               ------
   Total                       ($12.4)              ($76.9)
                               ======               ======

Grand Gulf rate rider

      Rate rider revenues have no material effect on net income because specific incurred expenses offset them.

      Grand Gulf rate rider revenue decreased for the three and six months ended June 30, 2002 as a result of a lower rate which became effective in October 2001.

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

                      ENTERGY MISSISSIPPI, INC.

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


     Fuel cost recovery revenues decreased for the three and six months ended June 30, 2002 primarily due to lower fuel and purchased power expenses as a result of decreases in the market prices of natural gas and purchased power.

Unbilled revenue

      As discussed in Note 1 to the financial statements in the Form 10-K, unbilled revenues are estimated monthly and reversed the following month. Unbilled revenue for the six months ended June 30, 2002 and 2001 includes the reversal of the estimates for December
2001 and December 2000, respectively. The increase in unbilled revenue for the six months ended June 30, 2002 compared to the six months ended June 30, 2001 is due to the effect on the June 2001 unbilled calculation of higher unbilled revenue in December 2000 caused by volume/weather.

Other revenue

      Other revenue increased for the three and six months ended June 30, 2002 primarily due to increased forfeiture revenue as a result of Entergy Mississippi charging late fees to its customers beginning in October 2001.

Sales for resale

      Sales for resale decreased for the six months ended June 30, 2002 primarily due to a decrease in sales volume to affiliated customers, coupled with a decrease in the average price of energy.

Expenses

Fuel and purchased power

      Fuel and purchased power expenses decreased for the three and six months ended June 30, 2002 primarily due to the displacement of oil generation by lower priced gas generation and the decrease in the market price of purchased power. Oil generation was used in the first and second quarters of 2001 due to significant increases in the market price of natural gas. The decrease was partially offset by an over-recovery of fuel costs, including the effect of increased recoveries approved by the MPSC in 2001 to recover previous under-recoveries.

Other operation and maintenance

      Other operation and maintenance expenses increased for the six months ended June 30, 2002 primarily due to:

     o an increase of $5.6 million in plant maintenance expense due to an unscheduled outage at a fossil plant in 2002;
     o an increase in injuries and damages expense of $1.3 million; and
     o an insurance reimbursement of $1.4 million received in 2001 in connection with a turbine generator failure.

                      ENTERGY MISSISSIPPI, INC.

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


Depreciation and amortization

      Depreciation and amortization increased for the three and six months ended June 30, 2002 primarily due to revisions made to the useful lives of certain intangible plant assets to more appropriately reflect their actual lives which lowered expense in 2001 in accordance with regulatory treatment.

Other regulatory credits - net

      Other regulatory credits decreased for the three months ended June 30, 2002 primarily due to the settlement of the System Energy rate proceeding in 2001 which ceased the deferral of costs associated with purchases from System Energy. See Note 2 to the financial statements in the Form 10-K for further discussion of the System Energy rate proceeding and FERC order.

Other

Other income

      Interest income decreased for the three and six months ended June 30, 2002 primarily due to interest recorded in 2001 on the deferred System Energy costs that Entergy Mississippi was not recovering through rates. The deferral of these costs ceased in the third quarter of 2001 as a result of a final FERC order.

Interest and other charges

     Interest and other charges decreased for the six months ended June 30, 2002 primarily due to:

     o lower interest expense on decreased intercompany money pool borrowings;
     o lower interest expense on a $25 million credit facility obtained in February 2001, which was drawn on for most of the first half of 2001 compared with only being drawn in June during 2002;
     o lower interest expense on variable-rate First Mortgage Bonds;
       and
     o an increase in the allowance for borrowed funds used for construction because of a higher construction work in progress balance during 2002.

Income taxes

      The effective income tax rates for the three months ended June 30, 2002 and 2001 were 36.7% and 33.4%, respectively. The effective income tax rates for the six months ended June 30, 2002 were 35.5% and 33.9%, respectively. The increase in the effective tax rate for the three months ended June 30, 2002 was primarily due to increased book and tax depreciation timing differences.

                        ENTERGY MISSISSIPPI, INC.
                            INCOME STATEMENTS
        For the Three and Six Months Ended June 30, 2002 and 2001
                               (Unaudited)

                                                                Three Months Ended    Six Months Ended
                                                                2002       2001      2002         2001
                                                                  (In Thousands)       (In Thousands)
                    OPERATING REVENUES
Domestic electric                                             $261,743   $274,148   $453,433    $530,306
                                                              --------   --------   --------    --------
                    OPERATING EXPENSES
Operation and Maintenance:
   Fuel, fuel-related expenses, and
     gas purchased for resale                                   93,129     95,493    143,698     205,552
   Purchased power                                              74,146     94,374    149,482     177,838
   Other operation and maintenance                              40,763     39,473     81,663      72,721
Taxes other than income taxes                                   11,774     11,792     23,507      23,065
Depreciation and amortization                                   13,745     10,941     27,251      24,215
Other regulatory credits - net                                  (1,067)    (9,572)   (18,349)    (19,256)
                                                              --------   --------   --------    --------
TOTAL                                                          232,490    242,501    407,252     484,135
                                                              --------   --------   --------    --------

OPERATING INCOME                                                29,253     31,647     46,181      46,171
                                                              --------   --------   --------    --------

                       OTHER INCOME
Allowance for equity funds used during construction              1,076        592      2,146       1,015
Interest and dividend income                                     1,185      4,559      2,227       9,252
Miscellaneous - net                                               (371)      (558)    (1,105)     (1,106)
                                                              --------   --------   --------    --------
TOTAL                                                            1,890      4,593      3,268       9,161
                                                              --------   --------   --------    --------

                INTEREST AND OTHER CHARGES
Interest on long-term debt                                      11,250     12,159     21,212      23,303
Other interest - net                                               735      1,079      1,356       2,312
Allowance for borrowed funds used during construction             (975)      (516)    (1,920)       (863)
                                                              --------   --------   --------    --------
TOTAL                                                           11,010     12,722     20,648      24,752
                                                              --------   --------   --------    --------

INCOME BEFORE INCOME TAXES                                      20,133     23,518     28,801      30,580

Income taxes                                                     7,381      7,845     10,220      10,373
                                                              --------   --------   --------    --------

NET INCOME                                                      12,752     15,673     18,581      20,207

Preferred dividend requirements and other                          842        842      1,685       1,685
                                                              --------   --------   --------    --------

EARNINGS APPLICABLE TO
COMMON STOCK                                                   $11,910    $14,831    $16,896     $18,522
                                                              ========   ========   ========    ========
See Notes to Financial Statements.



                        ENTERGY MISSISSIPPI, INC.
                        STATEMENTS OF CASH FLOWS
            For the Six Months Ended June 30, 2002 and 2001
                              (Unaudited)

                                                                  2002         2001
                                                                   (In Thousands)
                  OPERATING ACTIVITIES
Net income                                                        $18,581     $20,207
Noncash items included in net income:
  Other regulatory credits - net                                  (18,349)    (19,256)
  Depreciation and amortization                                    27,251      24,215
  Deferred income taxes and investment tax credits                 (7,826)     11,402
  Allowance for equity funds used during construction              (2,146)     (1,015)
Changes in working capital:
  Receivables                                                      (2,620)        699
  Fuel inventory                                                     (758)     (6,951)
  Accounts payable                                                  7,488      (5,983)
  Taxes accrued                                                     2,793     (15,104)
  Interest accrued                                                   (102)      2,884
  Deferred fuel costs                                              22,792     (21,692)
  Other working capital accounts                                      122      (4,495)
Provision for estimated losses and reserves                        (1,153)     (4,733)
Changes in other regulatory assets                                (10,604)    (23,075)
Other                                                              23,735      34,461
                                                                 --------    --------
Net cash flow provided by (used in) operating activities           59,204      (8,436)
                                                                 --------    --------

                  INVESTING ACTIVITIES
Construction expenditures                                         (77,812)    (60,961)
Allowance for equity funds used during construction                 2,146       1,015
Changes in other temporary investments - net                       18,566           -
                                                                 --------    --------
Net cash flow used in investing activities                        (57,100)    (59,946)
                                                                 --------    --------

                  FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt                            -      69,624
Retirement of long-term debt                                      (65,000)          -
Changes in short-term borrowings                                   25,000      10,000
Dividends paid:
  Common stock                                                     (4,500)     (5,500)
  Preferred stock                                                  (1,685)     (1,685)
                                                                 --------    --------
Net cash flow provided by (used in) financing activities          (46,185)     72,439
                                                                 --------    --------

Net increase (decrease) in cash and cash equivalents              (44,081)      4,057

Cash and cash equivalents at beginning of period                   54,048       5,113
                                                                 --------    --------

Cash and cash equivalents at end of period                         $9,967      $9,170
                                                                 ========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest - net of amount capitalized                            $21,272     $21,406

See Notes to Financial Statements.


                        ENTERGY MISSISSIPPI, INC.
                             BALANCE SHEETS
                                 ASSETS
                   June 30, 2002 and December 31, 2001
                              (Unaudited)

                                                                          2002        2001
                                                                           (In Thousands)
                       CURRENT ASSETS
Cash and cash equivalents:
  Cash                                                                     $9,967      $12,883
  Temporary cash investments - at cost,
    which approximates market                                                   -       41,165
                                                                       ----------   ----------
        Total cash and cash equivalents                                     9,967       54,048
                                                                       ----------   ----------
Other temporary investments                                                     -       18,566
Accounts receivable:
  Customer                                                                 52,493       50,370
  Allowance for doubtful accounts                                          (1,044)      (1,044)
  Associated companies                                                      6,186       14,201
  Other                                                                     3,704        2,892
  Accrued unbilled revenues                                                38,000       30,300
                                                                       ----------   ----------
    Total accounts receivable                                              99,339       96,719
                                                                       ----------   ----------
Deferred fuel costs                                                        83,366      106,158
Fuel inventory - at average cost                                            5,582        4,824
Materials and supplies - at average cost                                   17,601       16,896
Prepayments and other                                                       2,408        8,521
                                                                       ----------   ----------
TOTAL                                                                     218,263      305,732
                                                                       ----------   ----------

               OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity                                        5,531        5,531
Non-utility property - at cost (less accumulated depreciation)              6,658        6,723
                                                                       ----------   ----------
TOTAL                                                                      12,189       12,254
                                                                       ----------   ----------

                       UTILITY PLANT
Electric                                                                1,985,589    1,939,182
Property under capital lease                                                  193          211
Construction work in progress                                             132,329      110,450
                                                                       ----------   ----------
TOTAL UTILITY PLANT                                                     2,118,111    2,049,843
Less - accumulated depreciation and amortization                          759,376      741,892
                                                                       ----------   ----------
UTILITY PLANT - NET                                                     1,358,735    1,307,951
                                                                       ----------   ----------

              DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
  SFAS 109 regulatory asset - net                                          23,444       22,387
  Unamortized loss on reacquired debt                                      13,333       13,925
  Other regulatory assets                                                  23,050       13,503
Other                                                                       6,311        7,274
                                                                       ----------   ----------
TOTAL                                                                      66,138       57,089
                                                                       ----------   ----------

TOTAL ASSETS                                                           $1,655,325   $1,683,026
                                                                       ==========   ==========
See Notes to Financial Statements.


                        ENTERGY MISSISSIPPI, INC.
                             BALANCE SHEETS
                  LIABILITIES AND SHAREHOLDERS' EQUITY
                   June 30, 2002 and December 31, 2001
                              (Unaudited)

                                                                        2002        2001
                                                                         (In Thousands)
                   CURRENT LIABILITIES
Currently maturing long-term debt                                      $190,000      $65,000
Notes payable                                                            25,000            -
Accounts payable:
  Associated companies                                                   41,831       45,554
  Other                                                                  38,594       27,383
Customer deposits                                                        32,727       29,421
Taxes accrued                                                            34,277       31,484
Accumulated deferred income taxes                                         8,357       19,277
Interest accrued                                                         17,565       17,667
Obligations under capital leases                                             37           36
System Energy refund                                                      4,669       14,836
Other                                                                     3,539        1,964
                                                                     ----------   ----------
TOTAL                                                                   396,596      252,622
                                                                     ----------   ----------

          DEFERRED CREDITS AND OTHER LIABILITIES
Accumulated deferred income taxes                                       272,825      266,498
Accumulated deferred investment tax credits                              17,203       17,908
Obligations under capital leases                                            156          175
Accumulated provisions                                                    6,474        7,627
Other                                                                    38,983       37,678
                                                                     ----------   ----------
TOTAL                                                                   335,641      329,886
                                                                     ----------   ----------

Long-term debt                                                          399,936      589,762

                   SHAREHOLDERS' EQUITY
Preferred stock without sinking fund                                     50,381       50,381
Common stock, no par value, authorized 15,000,000
   shares; issued and outstanding 8,666,357 shares in
   2002 and 2001                                                        199,326      199,326
Capital stock expense and other                                             (59)         (59)
Retained earnings                                                       273,504      261,108
                                                                     ----------   ----------
TOTAL                                                                   523,152      510,756
                                                                     ----------   ----------

Commitments and Contingencies

                TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $1,655,325   $1,683,026
                                                                     ==========   ==========
See Notes to Financial Statements.


                         ENTERGY MISSISSIPPI, INC.
                         SELECTED OPERATING RESULTS
         For the Three and Six Months Ended June 30, 2002 and 2001
                               (Unaudited)


                                      Three Months Ended   Increase/
          Description                 2002        2001    (Decrease)     %
                                        (In Millions)
Electric Operating Revenues:
  Residential                        $ 85.6      $ 89.1     ($3.5)      (4)
  Commercial                           76.1        80.9      (4.8)      (6)
  Industrial                           41.4        49.2      (7.8)     (16)
  Governmental                          7.3         8.0      (0.7)      (9)
                                    -------     -------    ------
    Total retail                      210.4       227.2     (16.8)      (7)
  Sales for resale
     Associated companies              27.0        26.0       1.0        4
     Non-associated companies           4.1         5.1      (1.0)     (20)
  Other                                20.2        15.8       4.4       28
                                    -------     -------    ------
    Total                           $ 261.7     $ 274.1    ($12.4)      (5)
                                    =======     =======    ======
Billed Electric Energy
 Sales (GWH):
  Residential                         1,086       1,037        49        5
  Commercial                          1,046       1,024        22        2
  Industrial                            705         751       (46)      (6)
  Governmental                           92          93        (1)      (1)
                                     ------      ------     -----
    Total retail                      2,929       2,905        24        1
  Sales for resale
     Associated companies               563         459       104       23
     Non-associated companies            50          57        (7)     (12)
                                     ------      ------     -----
    Total                             3,542       3,421       121        4
                                     ======      ======     =====

                                      Six Months Ended    Increase/
          Description                2002         2001    (Decrease)     %
                                       (In Millions)
Electric Operating Revenues:
  Residential                       $ 158.6     $ 170.0    ($11.4)      (7)
  Commercial                          140.2       148.5      (8.3)      (6)
  Industrial                           77.6        90.5     (12.9)     (14)
  Governmental                         13.6        14.6      (1.0)      (7)
                                    -------     -------    ------
    Total retail                      390.0       423.6     (33.6)      (8)
  Sales for resale
     Associated companies              32.3        82.7     (50.4)     (61)
     Non-associated companies           7.5         9.6      (2.1)     (22)
  Other                                23.6        14.4       9.2       64
                                    -------     -------    ------
    Total                           $ 453.4     $ 530.3    ($76.9)     (15)
                                    =======     =======    ======
Billed Electric Energy
 Sales (GWH):
  Residential                         2,212       2,252       (40)      (2)
  Commercial                          2,010       1,999        11        1
  Industrial                          1,377       1,485      (108)      (7)
  Governmental                          179         183        (4)      (2)
                                     ------      ------     -----
    Total retail                      5,778       5,919      (141)      (2)
  Sales for resale
     Associated companies               608       1,332      (724)     (54)
     Non-associated companies            97         107       (10)      (9)
                                     ------      ------     -----
    Total                             6,483       7,358      (875)     (12)
                                     ======      ======     =====

                      ENTERGY NEW ORLEANS, INC.

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


Net Loss

      Entergy New Orleans experienced a net loss for the six months ended June 30, 2002 primarily due to accruals for potential rate actions and refunds and increased interest charges, partially offset by decreased taxes other than income taxes.

Revenues and Sales

Electric operating revenues

     The changes in electric operating revenues for the three and six months ended June 30, 2002 compared with the three and six months ended June 30, 2001 are as follows:

                        Three Months Ended     Six Months Ended
     Description        Increase/(Decrease)   Increase/(Decrease)
                                      (In Millions)

Base rate differences          ($0.5)                ($3.6)
Fuel cost recovery             (33.5)                (75.5)
Sales volume/weather             2.7                   3.7
Unbilled revenue                (1.8)                 (1.1)
Other revenue                   (0.2)                 (6.0)
Sales for resale                (1.3)                 (8.1)
                              ------                ------
   Total                      ($34.6)               ($90.6)
                              ======                ======

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

      Fuel cost recovery revenues decreased for the three and six months ended June 30, 2002 primarily due to recovery, through the fuel adjustment clause, of lower fuel and purchased power expenses. The decrease in fuel and purchased power expenses was a result of decreased market prices of natural gas and purchased power.

Other revenue

      Other revenue decreased for the six months ended June 30, 2002 primarily due to accruals for potential rate actions and refunds.

Sales for resale

      Sales for resale decreased for the six months ended June 30, 2002 primarily due to a decrease in the average price of resale energy coupled with decreased sales volume to affiliated customers.

                      ENTERGY NEW ORLEANS, INC.

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


Gas operating revenues

     Gas operating revenues decreased for the three and six months ended June 30, 2002 primarily due to the decreased market price of natural gas coupled with decreased sales volume.

Expenses

Fuel and purchased power

      Fuel and purchased power expenses decreased for the three and six months ended June 30, 2002 primarily due to the decreased market prices of natural gas and purchased power.

Other operation and maintenance

     Other operation and maintenance expenses increased for the three months ended June 30, 2002 primarily due to an increase in rate proceedings costs of $1.1 million.

      Other operation and maintenance expenses increased for the six months ended June 30, 2002 primarily due to:

     o an increase in rate proceedings costs of $1.3 million; and
     o an increase in injuries and damages expense of $1.0 million.

Taxes other than income taxes

      Taxes other than income taxes decreased for the three and six months ended June 30, 2002 primarily due to a decrease in local franchise taxes as a result of lower retail revenue.

Other regulatory charges - net

     Other regulatory charges increased for the six months ended June 30, 2002 primarily due to a greater over-recovery of Grand Gulf costs compared to 2001. The increase was partially offset by the completion of the Grand Gulf 1 Rate Deferral Plan in September 2001.

Other

Other income

      Other income decreased for the six months ended June 30, 2002 primarily due to interest recorded in the first half of 2001 on deferred System Energy costs that Entergy New Orleans was not recovering through rates. The deferral of these costs ceased in the third quarter of 2001 as a result of a final FERC order. See Note 2 to the financial statements in the Form 10-K for further discussion of the System Energy rate proceeding and FERC order.

                      ENTERGY NEW ORLEANS, INC.

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


Interest and other charges

     Other interest increased for the three and six months ended June 30, 2002 primarily due to interest recorded for potential rate actions and refunds.

Income taxes

      The effective income tax rates for the three months ended June 30, 2002 and 2001 were 44.7% and 40.9%, respectively. There was no meaningful effective income tax rate for the six months ended June 30, 2002 as a result of the net loss generated, while book and tax timing differences caused income tax expense for the period. The effective income tax rate for the six months ended June 30, 2001 was 43.3%. The increase for the three months ended June 30, 2002 in the effective tax rate was primarily due to increased book and tax depreciation timing differences.


                         ENTERGY NEW ORLEANS, INC.
                         STATEMENTS OF OPERATIONS
       For the Three and Six Months Ended June 30, 2002 and 2001
                                (Unaudited)

                                                            Three Months Ended      Six Months Ended
                                                             2002       2001       2002         2001
                                                              (In Thousands)         (In Thousands)
                  OPERATING REVENUES
Domestic electric                                          $104,465   $139,057   $177,688    $268,289
Natural gas                                                  16,957     21,252     46,681      96,035
                                                           --------   --------   --------    --------
TOTAL                                                       121,422    160,309    224,369     364,324
                                                           --------   --------   --------    --------

                  OPERATING EXPENSES
Operation and Maintenance:
   Fuel, fuel-related expenses, and
     gas purchased for resale                                21,811     51,860     50,468     160,687
   Purchased power                                           45,313     58,859     80,822     107,326
   Other operation and maintenance                           23,200     21,615     45,112      42,576
Taxes other than income taxes                                 9,134     11,308     18,426      24,994
Depreciation and amortization                                 6,891      6,181     13,734      12,507
Other regulatory charges - net                                1,922      1,113      4,331       2,643
                                                           --------   --------   --------    --------
TOTAL                                                       108,271    150,936    212,893     350,733
                                                           --------   --------   --------    --------

OPERATING INCOME                                             13,151      9,373     11,476      13,591
                                                           --------   --------   --------    --------

                     OTHER INCOME
Allowance for equity funds used during construction             463        453        893         851
Interest and dividend income                                     89      1,055        363       2,161
Miscellaneous - net                                            (377)      (735)      (837)     (1,147)
                                                           --------   --------   --------    --------
TOTAL                                                           175        773        419       1,865
                                                           --------   --------   --------    --------

              INTEREST AND OTHER CHARGES
Interest on long-term debt                                    4,469      4,450      8,937       8,568
Other interest - net                                          3,547        386      3,998         812
Allowance for borrowed funds used during construction          (472)      (386)      (866)       (706)
                                                           --------   --------   --------    --------
TOTAL                                                         7,544      4,450     12,069       8,674
                                                           --------   --------   --------    --------

INCOME (LOSS) BEFORE INCOME TAXES                             5,782      5,696       (174)      6,782

Income taxes                                                  2,583      2,327        567       2,938
                                                           --------   --------   --------    --------

NET INCOME (LOSS)                                             3,199      3,369       (741)      3,844

Preferred dividend requirements and other                       241        241        482         482
                                                           --------   --------   --------    --------

EARNINGS (LOSS) APPLICABLE TO
COMMON STOCK                                                 $2,958     $3,128    ($1,223)     $3,362
                                                           ========   ========   ========    ========
See Notes to Financial Statements.


                           ENTERGY NEW ORLEANS, INC.
                           STATEMENTS OF CASH FLOWS
                For the Six Months Ended June 30, 2002 and 2001
                                (Unaudited)

                                                                   2002         2001
                                                                    (In Thousands)
                   OPERATING ACTIVITIES
Net income (loss)                                                    ($741)     $3,844
Noncash items included in net income (loss):
  Other regulatory charges - net                                     4,331       2,643
  Depreciation and amortization                                     13,734      12,507
  Deferred income taxes and investment tax credits                   3,098      (2,588)
  Allowance for equity funds used during construction                 (893)       (851)
Changes in working capital:
  Receivables                                                          654      (4,101)
  Fuel inventory                                                     3,057       4,096
  Accounts payable                                                  14,518     (12,011)
  Taxes accrued                                                          -       3,971
  Interest accrued                                                   2,295         307
  Deferred fuel costs                                              (18,517)     11,719
  Other working capital accounts                                   (40,041)     (8,049)
Provision for estimated losses and reserves                         (2,258)     (2,136)
Changes in other regulatory assets                                      12     (12,295)
Other                                                                5,733       1,181
                                                                   -------     -------
Net cash flow used in operating activities                         (15,018)     (1,763)
                                                                   -------     -------

                   INVESTING ACTIVITIES
Construction expenditures                                          (31,036)    (28,898)
Allowance for equity funds used during construction                    893         851
Changes in other temporary investments - net                        14,859           -
                                                                   -------     -------
Net cash flow used in investing activities                         (15,284)    (28,047)
                                                                   -------     -------

                   FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt                             -      29,769
Dividends paid:
  Preferred stock                                                     (482)       (241)
                                                                   -------     -------
Net cash flow provided by (used in) financing activities              (482)     29,528
                                                                   -------     -------

Net decrease in cash and cash equivalents                          (30,784)       (282)

Cash and cash equivalents at beginning of period                    38,184       6,302
                                                                   -------     -------
Cash and cash equivalents at end of period                          $7,400      $6,020
                                                                   =======     =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest - net of amount capitalized                             $10,377      $8,845

See Notes to Financial Statements.

                          ENTERGY NEW ORLEANS, INC.
                               BALANCE SHEETS
                                   ASSETS
                     June 30, 2002 and December 31, 2001
                                 (Unaudited)

                                                                2002        2001
                                                                 (In Thousands)
                  CURRENT ASSETS
Cash and cash equivalents:
  Cash                                                           $7,400      $5,237
  Temporary cash investments - at cost,
    which approximates market                                         -      32,947
                                                               --------    --------
        Total cash and cash equivalents                           7,400      38,184
                                                               --------    --------
Other temporary investments                                           -      14,859
Accounts receivable:
  Customer                                                       32,545      33,827
  Allowance for doubtful accounts                                (2,234)     (2,234)
  Associated companies                                                -      10,527
  Other                                                           6,885       4,511
  Accrued unbilled revenues                                      28,808      20,027
                                                               --------    --------
    Total accounts receivable                                    66,004      66,658
                                                               --------    --------
Deferred fuel costs                                               8,321           -
Accumulated deferred income taxes                                     -       4,882
Fuel inventory - at average cost                                     24       3,081
Materials and supplies - at average cost                          7,496       8,273
Prepayments and other                                            41,359      26,239
                                                               --------    --------
TOTAL                                                           130,604     162,176
                                                               --------    --------

          OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity                              3,259       3,259
                                                               --------    --------

                   UTILITY PLANT
Electric                                                        610,725     597,575
Natural gas                                                     147,030     142,741
Construction work in progress                                    52,366      43,166
                                                               --------    --------
TOTAL UTILITY PLANT                                             810,121     783,482
Less - accumulated depreciation and amortization                404,936     396,535
                                                               --------    --------
UTILITY PLANT - NET                                             405,185     386,947
                                                               --------    --------

         DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
  Unamortized loss on reacquired debt                               655         761
  Other regulatory assets                                        10,831      10,843
Other                                                             1,276       2,051
                                                               --------    --------
TOTAL                                                            12,762      13,655
                                                               --------    --------

TOTAL ASSETS                                                   $551,810    $566,037
                                                               ========    ========
See Notes to Financial Statements.

                         ENTERGY NEW ORLEANS, INC.
                              BALANCE SHEETS
                   LIABILITIES AND SHAREHOLDERS' EQUITY
                   June 30, 2002 and December 31, 2001
                               (Unaudited)

                                                                       2002        2001
                                                                        (In Thousands)
                   CURRENT LIABILITIES
Currently maturing long-term debt                                      $25,000        $ -
Accounts payable:
  Associated companies                                                  22,399      18,199
  Other                                                                 33,958      23,640
Customer deposits                                                       19,087      18,931
Accumulated deferred income taxes                                        1,847           -
Interest accrued                                                         9,327       7,032
Deferred fuel costs                                                          -      10,196
System Energy Refund                                                         -      33,614
Other                                                                    9,559       1,799
                                                                      --------    --------
TOTAL                                                                  121,177     113,411
                                                                      --------    --------

          DEFERRED CREDITS AND OTHER LIABILITIES
Accumulated deferred income taxes                                       17,035      25,326
Accumulated deferred investment tax credits                              5,119       5,361
SFAS 109 regulatory liability - net                                     25,674      19,868
Accumulated provisions                                                   3,544       5,802
Other                                                                   25,904      16,735
                                                                      --------    --------
TOTAL                                                                   77,276      73,092
                                                                      --------    --------

Long-term debt                                                         204,143     229,097

                   SHAREHOLDERS' EQUITY
Preferred stock without sinking fund                                    19,780      19,780
Common stock, $4 par value, authorized 10,000,000
     shares; issued and outstanding 8,435,900 shares in 2002            33,744      33,744
     and 2001
Paid-in capital                                                         36,294      36,294
Retained earnings                                                       59,396      60,619
                                                                      --------    --------
TOTAL                                                                  149,214     150,437
                                                                      --------    --------

Commitments and Contingencies

                TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $551,810    $566,037
                                                                      ========    ========
See Notes to Financial Statements.

                        ENTERGY NEW ORLEANS, INC.
                       SELECTED OPERATING RESULTS
       For the Three and Six Months Ended June 30, 2002 and 2001
                              (Unaudited)


                                    Three Monts Ended     Increase/
          Description               2002         2001    (Decrease)      %
                                     (In Millions)
Electric Operating Revenues:
  Residential                      $ 37.0      $ 45.8       ($8.8)     (19)
  Commercial                         34.7        48.0       (13.3)     (28)
  Industrial                          5.3         8.4        (3.1)     (37)
  Governmental                       14.8        20.9        (6.1)     (29)
                                  -------     -------      ------
    Total retail                     91.8       123.1       (31.3)     (25)
  Sales for resale
     Associated companies             1.0         1.7        (0.7)     (41)
     Non-associated companies         0.5         1.1        (0.6)     (55)
  Other                              11.2        13.2        (2.0)     (15)
                                  -------     -------      ------
    Total                         $ 104.5     $ 139.1      ($34.6)     (25)
                                  =======     =======      ======
Billed Electric Energy
 Sales (GWH):
  Residential                         504         457          47       10
  Commercial                          554         545           9        2
  Industrial                           96         104          (8)      (8)
  Governmental                        260         247          13        5
                                  -------     -------      ------
    Total retail                    1,414       1,353          61        5
  Sales for resale
     Associated companies              15          26         (11)     (42)
     Non-associated companies           9          15          (6)     (40)
                                  -------     -------      ------
    Total                           1,438       1,394          44        3
                                  =======     =======      ======

                                   Six Months Ended       Increase/
          Description             2002         2001      (Decrease)     %
                                     (In Millions)
Electric Operating Revenues:
  Residential                      $ 64.2      $ 86.8      ($22.6)     (26)
  Commercial                         65.4        96.9       (31.5)     (33)
  Industrial                          9.9        16.7        (6.8)     (41)
  Governmental                       27.4        41.8       (14.4)     (34)
                                  -------     -------      ------
    Total retail                    166.9       242.2       (75.3)     (31)
  Sales for resale
     Associated companies             1.3         8.7        (7.4)     (85)
     Non-associated companies         1.0         1.7        (0.7)     (41)
  Other                               8.5        15.7        (7.2)     (46)
                                  -------     -------      ------
    Total                         $ 177.7     $ 268.3      ($90.6)     (34)
                                  =======     =======      ======
Billed Electric Energy
 Sales (GWH):
  Residential                         907         854          53        6
  Commercial                        1,059       1,033          26        3
  Industrial                          185         196         (11)      (6)
  Governmental                        490         475          15        3
                                  -------     -------      ------
    Total retail                    2,641       2,558          83        3
  Sales for resale
     Associated companies              31          90         (59)     (66)
     Non-associated companies          20          27          (7)     (26)
                                  -------     -------      ------
    Total                           2,692       2,675          17        1
                                  =======     =======      ======

                    SYSTEM ENERGY RESOURCES, INC.

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


Net Income

      Net income increased for the three months and six months ended June 30, 2002 compared with the three months and six months ended June 30, 2001 primarily due to decreased interest charges, partially offset by decreased interest income.

Revenues

     Operating revenues recover operating expenses, depreciation, and capital costs attributable to Grand Gulf 1. Capital costs are computed by allowing a return on System Energy's common equity funds allocable to its net investment in Grand Gulf 1 and adding to such amount System Energy's effective interest cost for its debt.

      Operating revenues decreased for the three and six months ended June 30, 2002 as a result of the suspension of the GGART for Entergy Arkansas in July 2001. The net income impact of the suspended tariff is substantially offset in other regulatory charges. See further discussion of the GGART in Note 2 to the financial statements in the Form 10-K.

Expenses

Nuclear refueling outage expenses

      Nuclear refueling outage expenses decreased for the three and six months ended June 30, 2002 due to lower monthly amortization of outage expenses resulting from lower expenses incurred during the April/May 2001 refueling and maintenance outage compared to the previous outage.

Other operation and maintenance

     Other operation and maintenance expenses increased for the six months ended June 30, 2002 primarily due to:

     o lower nuclear insurance refunds of $1.7 million; and
     o an increase in outside services employed of $1.3 million.

Depreciation and amortization

      Depreciation and amortization expenses decreased for the three and six months ended June 30, 2002 primarily due to a lower depreciation rate used in 2002 as mandated by FERC. See further discussion of the System Energy rate proceeding in Note 2 to the financial statements in the Form 10-K.

Other regulatory charges - net

      Other regulatory charges decreased for the three and six months ended June 30, 2002 primarily due to the suspension of the GGART for Entergy Arkansas in July 2001.

                    SYSTEM ENERGY RESOURCES, INC.

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


Other

Other income

      Interest income decreased for the three and six months ended June 30, 2002 as a result of decreased interest earned on System Energy's investments in the money pool due to lower advances to the money pool in 2002 compared to the same period in 2001.

Interest and other charges

      Interest on long-term debt decreased for the three and six months ended June 30, 2002 primarily due to the retirement of $135 million of long-term debt in August 2001, combined with a decrease in interest expense related to the sale-leaseback of Grand Gulf 1.

      Other interest expense decreased for the three and six months ended June 30, 2002 due to interest recorded in 2001 on System Energy's reserve for rate refund. The refund was made in December 2001.

Income taxes

      The effective income tax rates for the three months ended June 30, 2002 and 2001 were 43.1% and 45.7%, respectively. The effective income tax rates for the six months ended June 30, 2002 and 2001 were 41.8% and 45.7%, respectively. The decrease in the effective tax rate for the six months ended June 30, 2002 was primarily due to updating book and tax timing differences related to research and experimental expenses consistent with amended tax returns in addition to book and tax timing differences related to depreciation.


                         SYSTEM ENERGY RESOURCES, INC.
                              INCOME STATEMENTS
         For the Three and Six Months Ended June 30, 2002 and 2001
                                 (Unaudited)

                                                         Three Months Ended     Six Months Ended
                                                          2002       2001      2002         2001
                                                           (In Thousands)        (In Thousands)
                 OPERATING REVENUES
Domestic electric                                       $142,892   $152,902   $285,222    $304,068
                                                        --------   --------   --------    --------
                 OPERATING EXPENSES
Operation and Maintenance:
   Fuel, fuel-related expenses, and
     gas purchased for resale                              9,362      7,822     18,966      17,894
   Nuclear refueling outage expenses                       2,618      3,988      5,238       8,022
   Other operation and maintenance                        23,042     21,433     42,255      37,806
Decommissioning                                            4,014      4,736      8,028       9,472
Taxes other than income taxes                              6,861      6,460     13,577      13,168
Depreciation and amortization                             24,745     27,227     52,042      56,708
Other regulatory charges - net                            13,128     19,955     26,054      39,122
                                                        --------   --------   --------    --------
TOTAL                                                     83,770     91,621    166,160     182,192
                                                        --------   --------   --------    --------

OPERATING INCOME                                          59,122     61,281    119,062     121,876
                                                        --------   --------   --------    --------

                    OTHER INCOME
Allowance for equity funds used during construction          700        484      1,250         754
Interest and dividend income                                 609      4,743      1,089       9,844
Miscellaneous - net                                          (29)       (20)      (390)        (50)
                                                        --------   --------   --------    --------
TOTAL                                                      1,280      5,207      1,949      10,548
                                                        --------   --------   --------    --------

             INTEREST AND OTHER CHARGES
Interest on long-term debt                                15,544     18,756     30,651      37,767
Other interest - net                                         718      8,929      1,503      17,636
Allowance for borrowed funds used during construction       (247)      (224)      (479)       (361)
                                                        --------   --------   --------    --------
TOTAL                                                     16,015     27,461     31,675      55,042
                                                        --------   --------   --------    --------

INCOME BEFORE INCOME TAXES                                44,387     39,027     89,336      77,382

Income taxes                                              19,137     17,825     37,359      35,382
                                                        --------   --------   --------    --------

NET INCOME                                               $25,250    $21,202    $51,977     $42,000
                                                        ========   ========   ========    ========
See Notes to Financial Statements.

                   (Page left blank intentionally)


                         SYSTEM ENERGY RESOURCES, INC.
                           STATEMENTS OF CASH FLOWS
               For the Six Months Ended June 30, 2002 and 2001
                                 (Unaudited)

                                                              2002         2001
                                                               (In Thousands)
                OPERATING ACTIVITIES
Net income                                                    $51,977     $42,000
Noncash items included in net income:
  Reserve for regulatory adjustments                                -      53,475
  Other regulatory charges - net                               26,054      39,122
  Depreciation, amortization, and decommissioning              60,070      66,180
  Deferred income taxes and investment tax credits            (22,881)    (44,214)
  Allowance for equity funds used during construction          (1,250)       (754)
Changes in working capital:
  Receivables                                                 (38,756)   (101,734)
  Accounts payable                                             (1,293)    (11,514)
  Taxes accrued                                                50,002      62,571
  Interest accrued                                            (27,075)    (18,683)
  Other working capital accounts                                2,448      (7,612)
Provision for estimated losses and reserves                      (291)       (425)
Changes in other regulatory assets                             15,148      20,394
Other                                                           7,451      (3,295)
                                                             --------    --------
Net cash flow provided by operating activities                121,604      95,511
                                                             --------    --------

                INVESTING ACTIVITIES
Construction expenditures                                     (18,036)    (22,758)
Allowance for equity funds used during construction             1,250         754
Nuclear fuel purchases                                              -     (37,592)
Proceeds from sale/leaseback of nuclear fuel                        -      37,592
Decommissioning trust contributions and realized
    change in trust assets                                     (2,854)    (11,676)
Changes in other temporary investments - net                   22,354           -
                                                             --------    --------
Net cash flow provided by (used in) investing activities        2,714     (33,680)
                                                             --------    --------

                FINANCING ACTIVITIES
Retirement of long-term debt                                  (30,891)    (16,800)
Dividends paid:
  Common stock                                                (49,900)    (43,000)
                                                             --------    --------
Net cash flow used in financing activities                    (80,791)    (59,800)
                                                             --------    --------

Net increase in cash and cash equivalents                      43,527       2,031

Cash and cash equivalents at beginning of period               49,579     202,218
                                                             --------    --------

Cash and cash equivalents at end of period                    $93,106    $204,249
                                                             ========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest - net of amount capitalized                        $57,121     $71,878
  Income taxes                                                      -      $3,463
 Noncash investing and financing activities:
  Change in unrealized depreciation of
   decommissioning trust assets                               ($5,715)    ($1,417)

See Notes to Financial Statements.


                        SYSTEM ENERGY RESOURCES, INC.
                                BALANCE SHEETS
                                    ASSETS
                     June 30, 2002 and December 31, 2001
                                  (Unaudited)

                                                                     2002         2001
                                                                      (In Thousands)
                   CURRENT ASSETS
Cash and cash equivalents:
  Cash                                                                  $92          $15
  Temporary cash investments - at cost,
    which approximates market                                        93,014       49,564
                                                                 ----------   ----------
        Total cash and cash equivalents                              93,106       49,579
                                                                 ----------   ----------
Other temporary investments                                               -       22,354
Accounts receivable:
  Associated companies                                              109,553       70,755
  Other                                                               1,151        1,193
                                                                 ----------   ----------
    Total accounts receivable                                       110,704       71,948
                                                                 ----------   ----------
Materials and supplies - at average cost                             52,659       51,665
Deferred nuclear refueling outage costs                               3,551        8,728
Prepayments and other                                                 3,963        1,631
                                                                 ----------   ----------
TOTAL                                                               263,983      205,905
                                                                 ----------   ----------

           OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds                                         135,685      138,546
                                                                 ----------   ----------

                    UTILITY PLANT
Electric                                                          3,100,775    3,098,446
Property under capital lease                                        450,014      450,014
Construction work in progress                                        51,370       36,868
Nuclear fuel under capital lease                                     48,347       61,905
                                                                 ----------   ----------
TOTAL UTILITY PLANT                                               3,650,506    3,647,233
Less - accumulated depreciation and amortization                  1,467,793    1,416,337
                                                                 ----------   ----------
UTILITY PLANT - NET                                               2,182,713    2,230,896
                                                                 ----------   ----------

          DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
  SFAS 109 regulatory asset - net                                   154,944      173,470
  Unamortized loss on reacquired debt                                46,593       48,381
  Other regulatory assets                                           161,327      157,949
Other                                                                 8,865        8,894
                                                                 ----------   ----------
TOTAL                                                               371,729      388,694
                                                                 ----------   ----------

TOTAL ASSETS                                                     $2,954,110   $2,964,041
                                                                 ==========   ==========
See Notes to Financial Statements.

                      SYSTEM ENERGY RESOURCES, INC.
                             BALANCE SHEETS
                  LIABILITIES AND SHAREHOLDER'S EQUITY
                  June 30, 2002 and December 31, 2001
                               (Unaudited)

                                                                       2002        2001
                                                                        (In Thousands)
                   CURRENT LIABILITIES
Currently maturing long-term debt                                      $81,375     $100,891
Accounts payable:
  Associated companies                                                     993        2,404
  Other                                                                 14,434       14,316
Taxes accrued                                                          162,524      112,522
Accumulated deferred income taxes                                          353        2,360
Interest accrued                                                        20,020       47,095
Obligations under capital leases                                        26,503       26,503
Other                                                                    2,180        1,583
                                                                    ----------   ----------
TOTAL                                                                  308,382      307,674
                                                                    ----------   ----------

         DEFERRED CREDITS AND OTHER LIABILITIES
Accumulated deferred income taxes                                      468,808      498,404
Accumulated deferred investment tax credits                             84,302       86,040
Obligations under capital leases                                        21,844       35,401
Other regulatory liabilities                                           179,921      135,878
Decommissioning                                                        142,957      140,103
Accumulated provisions                                                     414          705
Other                                                                   36,024       39,117
                                                                    ----------   ----------
TOTAL                                                                  934,270      935,648
                                                                    ----------   ----------

Long-term debt                                                         818,700      830,038

                  SHAREHOLDER'S EQUITY
Common stock, no par value, authorized 1,000,000 shares;
 issued and outstanding 789,350 shares in 2002 and 2001                789,350      789,350
Retained earnings                                                      103,408      101,331
                                                                    ----------   ----------
TOTAL                                                                  892,758      890,681
                                                                    ----------   ----------

Commitments and Contingencies

               TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY           $2,954,110   $2,964,041
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

      See Note 9 to the financial statements in the Form 10-K for information on Entergy's estimated construction expenditures (including nuclear fuel but excluding AFUDC), as updated by the following paragraph, long-term debt and preferred stock maturities, and cash sinking fund requirements.

ANO  1  Steam Generator Replacement  (Entergy Corporation and Entergy
Arkansas)

      See "ANO Matters" in Part I of the Form 10-K for discussion of the ANO 1 steam generators and reactor vessel closure head. On July 25, 2002, the Board authorized Entergy Arkansas and Entergy Operations to replace the ANO 1 steam generators and reactor vessel closure head. Entergy management estimates the cost of the fabrication and replacement to be approximately $235 million, of which approximately $135 million will be incurred through 2004. Management expects a contractor for the installation of the replacement steam generators and reactor vessel closure head to be selected by December 2002. Management expects that the replacement will occur during a planned refueling outage in 2005.

Sales Warranties and Indemnities  (Entergy Corporation)

      See Note 9 to the financial statements in the Form 10-K for information on certain warranties made by Entergy or its subsidiaries in the Entergy London and CitiPower sales transactions. See Note 14 to the financial statements in the Form 10-K for information on certain warranties made by Entergy or its subsidiaries in the Saltend sale transaction.

Nuclear Insurance, Spent Nuclear Fuel, and Decommissioning Costs (Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

      See Note 9 to the financial statements in the Form 10-K for information on nuclear liability, property and replacement power insurance, related NRC regulations, the disposal of spent nuclear fuel, other high-level radioactive waste, and decommissioning costs associated with Entergy's nuclear power plants. Regarding nuclear insurance, the Price-Anderson Act expired on August 1, 2002, and the U.S. Congress is currently considering a number of proposals for its renewal. Entergy's current nuclear operating licenses will not be affected by the expiration, because operating licenses issued prior to August 2002 are not affected by the expiration.

      In July 2002, Entergy's domestic non-utility nuclear business purchased the Vermont Yankee nuclear power plant from Vermont Yankee Nuclear Power Corporation (VYNPC). Entergy's domestic non-utility nuclear business has accepted assignment of the Vermont Yankee spent fuel disposal contract with the DOE previously held by VYNPC. VYNPC has paid or retained liability for the DOE fees for all generation prior to the purchase date of Vermont Yankee. Vermont Yankee currently has sufficient spent fuel storage capacity until approximately 2007.

     As part of the Vermont Yankee purchase, VYNPC transferred a $310 million decommissioning trust fund, along with the liability to decommission Vermont Yankee, to Entergy's domestic non-utility nuclear business. Entergy believes that Vermont Yankee's decommissioning trust fund will be adequate to cover future decommissioning costs for the plant without any additional deposits to the trust.

Environmental Issues

(Entergy Arkansas)

      In previous years, Entergy Arkansas has received notices from the EPA and the ADEQ alleging that Entergy Arkansas, along with others, may be a potentially responsible party (PRP) for clean-up costs associated with a site in Arkansas. As of June 30, 2002, a remaining recorded liability of approximately $5.0 million existed related to the cleanup of that site.

(Entergy Gulf States)

     Entergy Gulf States has been designated as a PRP for the cleanup of certain hazardous waste disposal sites. Entergy Gulf States is currently negotiating with the EPA and state authorities regarding the cleanup of these sites. As of June 30, 2002, a remaining recorded liability of approximately $14.7 million existed related to the cleanup of the remaining sites at which the EPA has designated Entergy Gulf States as a PRP.

(Entergy Louisiana and Entergy New Orleans)

      During 1993, the LDEQ issued new rules for solid waste regulation, including regulation of wastewater impoundments. Entergy Louisiana and Entergy New Orleans have determined that certain of their power plant wastewater impoundments were affected by these regulations and have chosen to upgrade or close them. Recorded liabilities in the amounts of $5.8 million for Entergy Louisiana and $0.5 million for Entergy New Orleans existed at June 30, 2002 for wastewater upgrades and closures. Completion of this work is awaiting LDEQ approval.

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

Off   Balance   Sheet   Turbine   Financing   Arrangement    (Entergy
Corporation)

      As discussed in Note 9 to the financial statements in the Form 10-K, EWO obtained contracts in October 1999 to acquire 36 turbines from General Electric. Entergy's rights and obligations under the contracts for 22 of the turbines were sold to an independent special-purpose entity in May 2001. For the six months ended June 30, 2002, Entergy recorded a $180.2 million ($117.1 million net of tax) provision for Entergy's estimate of the impairments resulting from cancellation or sale of the turbines subject to purchase commitments with the special-purpose entity. The Consolidated Statement of Operations reflects the pre-tax effect of this liability in operation and maintenance expenses.

Employment Litigation (Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans)

      Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans are defendants in numerous lawsuits filed by former employees asserting that they were wrongfully terminated and/or discriminated against on the basis of age, race, sex, or other protected characteristics. The defendant companies are vigorously defending these suits and deny any liability to the plaintiffs. Nevertheless, no assurance can be given as to the outcome of these cases.

Asbestos and Hazardous Material Litigation (Entergy Gulf States, Entergy Louisiana, and Entergy New Orleans)

     Numerous lawsuits have been filed in federal and state courts in Texas and Louisiana primarily by contractor employees in the 1950-1980 timeframe against Entergy Gulf States, Entergy Louisiana, and Entergy New Orleans, as premises owners of power plants, for damages caused by alleged exposure to asbestos or other hazardous material. See Note 9 to the financial statements in the Form 10-K for further information.

Litigation   (Entergy  Corporation, Entergy  Arkansas,  Entergy  Gulf
States,  Entergy  Louisiana,  Entergy Mississippi,  and  Entergy  New
Orleans)

      In addition to those proceedings discussed elsewhere herein and in the Form 10-K, Entergy and the domestic utility companies are involved in a number of other legal proceedings and claims in the ordinary course of their businesses. While management is unable to predict the outcome of these other legal proceedings and claims, it is not reasonably expected that their ultimate resolution individually or collectively will have a material adverse effect on the results of operations, cash flows, or financial condition of these entities.


NOTE 2.   RATE AND REGULATORY MATTERS

Electric Industry Restructuring and the Continued Application of SFAS
71

      Previous developments and information related to electric industry restructuring are presented in Note 2 to the financial statements in the Form 10-K.

Texas

(Entergy Corporation and Entergy Gulf States)

      Retail open access legislation is in place in Texas, but the implementation of retail open access in Entergy Gulf States' service territory is delayed until at least September 15, 2002. Management does not expect that retail open access in Entergy Gulf States' Texas service territory within the context of a functional FERC-approved RTO is likely to begin before January 2004. Several proceedings necessary to implement retail open access are still pending, including the proceeding to set the price-to-beat fuel rate that will be charged by Entergy's retail electric service provider. In addition, the LPSC has not approved for the Louisiana jurisdictional operations the transfer of generation assets to, or a power purchase agreement with, Entergy's Texas generation company. Given the delay, Entergy Gulf States cannot predict what, if any, additional changes to previously approved plans may be required by the PUCT or the LPSC. Therefore, neither the necessary regulatory actions nor the opportunity for a reasonable determination of the effect of deregulation has occurred that are prerequisites for Entergy Gulf States to discontinue the application of regulatory accounting principles to its Texas generation operations.

Retail Rate Proceedings

Filings with the APSC  (Entergy Corporation and Entergy Arkansas)

March 2002 Settlement Agreement

     As discussed in the Form 10-K, in March 2002, Entergy Arkansas, the APSC staff, and the Arkansas Attorney General submitted a settlement agreement to the APSC for approval. The settlement agreement proposed a resolution of issues discussed in the Form 10-K under "Retail Rates," "Transition Cost Account," and "December 2000 Ice Storm Cost Recovery." In May 2002, the APSC approved the March 2002 settlement agreement without revision.

Transition Cost Account

     In May 2002, Entergy Arkansas filed its 2001 earnings evaluation report with the APSC. In June 2002, the APSC approved a contribution of $5.9 million to the TCA. The balance in the TCA after this contribution was $155.5 million, including interest, through June 2002. A principal provision in the March 2002 settlement agreement is to offset $137.4 million of ice storm recovery costs with the TCA on a rate class basis. In accordance with the settlement agreement and following the APSC's approval of Entergy Arkansas' 2001 earnings review, Entergy Arkansas filed to return $18.1 million of the TCA to certain large general service class customers that paid more into the TCA than their allocation of storm costs. The APSC approved the return of funds to the large general service customer class in the form of refund checks in August 2002.

December 2000 Ice Storm Cost Recovery

     The March 2002 settlement agreement provisions allow Entergy Arkansas to offset incremental ice storm expenses with the funds accumulated in the TCA on a rate class basis, and any excess of ice storm costs over the amount available in the TCA will be deferred for recovery. The allocated ice storm expenses exceed the available TCA funds by $15.8 million. This excess amount was recorded as a regulatory asset in June 2002 and will be amortized over a 30-year period.

Fuel Cost Recovery

     In March 2002, Entergy Arkansas filed its annually redetermined energy cost rate with the APSC, including a new energy allocation factor. The filing reflected a decrease due to reduced fuel and purchased power costs in 2001 and the accumulated over-recovery of 2001 energy costs. The decreased energy cost rate is effective April 2002 through March 2003.

Filings with the PUCT and Texas Cities  (Entergy Corporation and
Entergy Gulf States)

Recovery of River Bend Costs

      In March 1998, the PUCT disallowed recovery of $1.4 billion of company-wide abeyed River Bend plant costs, which have been held in abeyance since 1988. Entergy Gulf States appealed the PUCT's decision on this matter to the Travis County District Court in Texas. In June 1999, subsequent to the settlement agreement discussed in the Form 10-K, Entergy Gulf States removed the reserve for River Bend plant costs held in abeyance and reduced the value of the plant asset. The settlement agreement limits potential recovery of the remaining plant asset, less depreciation, to $115 million as of January 1, 2002. In a settlement in its transition to competition proceedings, and consistent with the June 1999 settlement, Entergy Gulf States agreed not to prosecute its appeal until January 1, 2002. Entergy Gulf States also agreed that it will not seek recovery of the abeyed plant costs through any additional charge to Texas ratepayers. In its interim order approving this settlement, however, the PUCT recognized that any additional River Bend investment found prudent, subject to the $115 million cap, could be used as an offset against stranded benefits, should legislation be passed requiring Entergy Gulf States to return stranded benefits to retail customers. Entergy Gulf States is now prosecuting its appeal and in April 2002, the Travis County District Court issued an order affirming the PUCT's order on remand. Entergy Gulf States has appealed this ruling to the Third District Court of Appeals. The financial statement impact of the retail rate settlement agreement on the remaining abeyed plant costs will ultimately depend on several factors, including the possible discontinuance of SFAS 71 accounting treatment for the Texas generation business, the determination of the market value of generation assets, and any future legislation in Texas addressing the pass-through or sharing of any stranded benefits with Texas ratepayers. While Entergy Gulf States expects to prevail in its lawsuit, no assurance can be given that additional reserves or write-offs will not be required in the future.

PUCT Fuel Cost Review

     As determined in the June 1999 retail rate settlement agreement, Entergy Gulf States adopted a methodology for calculating its fixed fuel factor based on the market price of natural gas. This calculation and any necessary adjustments occur semi-annually. The settlement that delayed implementation of retail open access in Texas for Entergy Gulf States provides that Entergy Gulf States will continue the use of this methodology until retail open access begins. The amounts collected under Entergy Gulf States' fixed fuel factor until the date retail open access commences are subject to fuel reconciliation proceedings before the PUCT. The interim surcharge discussed below will also be subject to the fuel reconciliation proceeding.

     In January 2001, Entergy Gulf States filed a fuel reconciliation case covering the period from March 1999 through August 2000. Entergy Gulf States is reconciling approximately $583.0 million of fuel and purchased power costs. As part of this filing, Entergy Gulf States requested a surcharge to collect $28.0 million, plus interest, of under-recovered fuel and purchased power costs. A hearing on the merits concluded in August 2001, and the ALJ has recommended that the surcharge be reduced to $7.0 million. The PUCT considered the ALJ's recommendation in February 2002, but did not reach a final decision. The PUCT remanded certain issues related to the eligibility of costs for Entergy Gulf States 30% non-regulated share of River Bend for further consideration by the ALJ. After considering the remanded issues in June 2002, the PUCT issued an oral ruling indicating that the surcharge request should be reduced to approximately $5.0 million. Approximately $4.7 million of the total reduction to the requested surcharge relates to nuclear fuel costs that the PUCT deferred ruling on at this time. The PUCT issued a written order supporting its decisions, which will be subject to rehearing. No assurance can be given as to the final outcome of this proceeding.

     In November 2001, Entergy Gulf States filed an application with the PUCT requesting an interim surcharge to collect $71 million, plus interest, of under-recovered fuel and purchased power expenses incurred from September 2000 through September 2001. Entergy Gulf States made the application pursuant to one of the terms of the settlement agreement that delayed implementation of retail open access in Texas for Entergy Gulf States. In March 2002, Entergy Gulf States revised its request to collect $30.3 million, plus interest, of under-recovered fuel and purchased power expenses incurred from September 2000 through February 2002. Entergy Gulf States requested that the surcharge begin in April 2002 and extend through August 2002, or until the fuel cost is fully recovered, whichever is sooner. In March 2002, the PUCT issued an order approving the surcharge. The surcharge was implemented in the first billing cycle of April 2002.

Filings with the LPSC

Annual  Earnings  Reviews   (Entergy  Corporation  and  Entergy  Gulf
States)

     In May 2001, Entergy Gulf States filed its eighth required post-merger earnings review with the LPSC. This filing is subject to review by the LPSC and may result in a change in rates. In April 2002, the LPSC staff filed testimony recommending a $16.5 million rate refund and a $40.1 million prospective rate reduction. The prospective reduction includes a recommended reduction in the rate of return on common equity (ROE) that would not take effect until the later of June 2003 or the date of the LPSC's order. Hearings were held in April 2002 and will continue in August 2002.

      In May 2002, Entergy Gulf States filed its ninth and last required post-merger earnings analysis with the LPSC. The filing was based on the 2001 test year and resulted in a rate decrease of $11.5 million, which was implemented effective June 2002. This filing is subject to review by the LPSC and may result in additional or different changes in rates than those sought in the filing. No procedural schedule has been adopted.

      In June 2002, an ALJ issued a proposed recommendation to the LPSC with regard to issues raised in Entergy Gulf States' fifth annual post-merger earnings review. The ALJ recommended adoption of the LPSC Staff's position on most issues, including the recommendation that Entergy Gulf States' authorized ROE be set at 10.0%. However, due to a settlement agreement currently in effect, Entergy Gulf States' currently authorized ROE of 11.1% will remain in effect through May 2003. Entergy Gulf States cannot predict the timing or outcome of this proceeding.

Formula Rate Plan Filings (Entergy Corporation and Entergy Louisiana)

       In May 1997, Entergy Louisiana made its second annual performance-based formula rate plan filing with the LPSC for the 1996 test year. This filing resulted in a total rate reduction of approximately $54.5 million, which was implemented in July 1997. At the same time, rates were reduced by an additional $0.7 million and by an additional $2.9 million effective March 1998. Upon completion of the hearing process in December 1998, the LPSC issued an order requiring an additional rate reduction and refund, although the resulting amounts were not quantified. Entergy Louisiana appealed this order and obtained a preliminary injunction pending a final decision on appeal. The Louisiana Supreme Court rendered a non-unanimous decision in April 2002 affirming the LPSC's order. Entergy Louisiana has filed an application for rehearing.

     In May 2000, Entergy Louisiana submitted its fifth annual performance-based formula rate plan filing for the 1999 test year. As a result of this filing, Entergy Louisiana implemented a $24.8 million base rate reduction in August 2000. In September 2001, the LPSC approved a settlement in which Entergy Louisiana agreed to increase to $28.2 million the total base rate reduction, effective August 2000. The additional rate reduction and the associated credit were implemented in September 2001. The settlement resolved all issues in the proceeding except for Entergy Louisiana's claim for an increase in its allowed return on common equity from 10.5% to 11.6%. A hearing to address the return on common equity issue was held in March 2002. This issue was resolved in the June 2002 settlement between Entergy Louisiana and the LPSC discussed below.

     In April 2001, Entergy Louisiana submitted its sixth annual performance-based formula rate plan filing, which used a 2000 test year. The filing indicated that an immaterial base rate reduction might be appropriate. Subsequently, Entergy Louisiana agreed to implement a $3.4 million rate reduction effective August 2001. This stipulation resolved all issues relating to the 2000 test year, except issues relating to its return on common equity and the treatment of certain capacity costs in the formula rate plan process. These issues were addressed in a hearing in June 2002 and were resolved in the settlement discussed below.

      In June 2002, Entergy Louisiana and the LPSC Staff reached a settlement that resolved all remaining issues in the 2000 and 2001 formula rate plan proceedings. Entergy Louisiana has agreed to a $5 million annual rate reduction effective August 2001. The prospective rate reduction will be implemented beginning in August 2002 and the refund for the retroactive period will occur in September 2002. As part of the settlement, Entergy Louisiana's rates, including its previously authorized ROE of 10.5%, would then remain in effect until changed pursuant to a new formula rate plan filing or a revenue requirement analysis to be filed by June 30, 2003. The settlement was approved by the LPSC in July 2002.

Filings with the MPSC  (Entergy Corporation and Entergy Mississippi)

Formula Rate Plan Filings

      In March 2002, Entergy Mississippi submitted its annual performance-based formula rate plan filing for the 2001 test year. The submittal indicated that a $2.8 million rate increase was appropriate under the formula rate plan. In April 2002, the MPSC Staff and Entergy Mississippi entered into a stipulation, which the MPSC approved, that provided for an increase of $1.95 million effective in May 2002.

Filings  with  the  Council   (Entergy Corporation  and  Entergy  New
Orleans)

Retail Rate Filings

      In May 2002, Entergy New Orleans filed a cost of service study and revenue requirement filing with the Council for the 2001 test year. The filing indicated that a revenue deficiency exists and that a $28.9 million electric rate increase and a $15.3 million gas rate increase are appropriate. Additionally, Entergy New Orleans has proposed a $6.0 million public benefit fund. The Council has not established a procedural schedule for consideration of the filing.

Natural Gas

     In a resolution adopted in August 2001, the Council ordered Entergy New Orleans to account for $36 million of certain natural gas costs charged to its gas distribution customers from July 1997 through May 2001. The resolution suggests that refunds may be due to the gas distribution customers if Entergy New Orleans cannot account satisfactorily for these costs. Entergy New Orleans filed a response to the Council in September 2001. Entergy New Orleans has documented a full reconciliation for the natural gas costs during that period. The ultimate outcome of the proceeding cannot be predicted at this time.

Fuel Adjustment Clause Litigation

      In April 1999, a group of ratepayers filed a complaint against Entergy New Orleans, Entergy Corporation, Entergy Services, and Entergy Power in state court in Orleans Parish purportedly on behalf of all Entergy New Orleans ratepayers. The plaintiffs seek treble damages for alleged injuries arising from the defendants' alleged violations of Louisiana's antitrust laws in connection with certain costs passed on to ratepayers in Entergy New Orleans' fuel adjustment filings with the Council. In particular, plaintiffs allege that Entergy New Orleans improperly included certain costs in the calculation of fuel charges and that Entergy New Orleans imprudently purchased high-cost fuel from other Entergy affiliates. Plaintiffs allege that Entergy New Orleans and the other defendant Entergy companies conspired to make these purchases to the detriment of Entergy New Orleans' ratepayers and to the benefit of Entergy's shareholders, in violation of Louisiana's antitrust laws. Plaintiffs also seek to recover interest and attorneys' fees. Entergy filed exceptions to the plaintiffs' allegations, asserting, among other things, that jurisdiction over these issues rests with the Council and FERC. If necessary, at the appropriate time, Entergy will also raise its defenses to the antitrust claims. At present, the suit in state court is stayed by stipulation of the parties.

      Plaintiffs also filed this complaint with the Council in order to initiate a review by the Council of the plaintiffs' allegations and to force restitution to ratepayers of all costs they allege were improperly and imprudently included in the fuel adjustment filings. Testimony was filed on behalf of the plaintiffs in this proceeding in April 2000 and has been supplemented. The testimony, as supplemented, asserts, among other things, that Entergy New Orleans and other defendants have engaged in fuel procurement and power purchasing practices and included costs in Entergy New Orleans' fuel adjustment that could have resulted in New Orleans customers being overcharged by more than $100 million over a period of years. In June 2001, the Council's advisors filed testimony on these issues in which they allege that Entergy New Orleans ratepayers may have been overcharged by more than $32 million, the vast majority of which is reflected in the plaintiffs' claim. However, it is not clear precisely what periods and damages are being alleged in the proceeding. Entergy intends to defend this matter vigorously, both in court and before the Council. Hearings were held in February and March 2002. The ultimate outcome of the lawsuit and the Council proceeding cannot be predicted at this time.

Purchased Power for Summer 2000, 2001, and 2002 (Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans)

    The domestic utility companies requested that the APSC, the LPSC, the MPSC, and the Council to approve the sale of power by Entergy Gulf States from its unregulated, undivided 30% interest in River Bend formerly owned by Cajun to the other domestic utility companies during the summer of 2000. These applications were approved subject to subsequent prudence reviews. In addition, Entergy Gulf States and Entergy Louisiana filed an application with the LPSC for authorization to purchase capacity and electric power from third parties for the summer of 2000, and filed a similar application for the summer of 2001. The LPSC approved these applications, with reservation of its rights to review the prudence of the purchases and the appropriate categorization of the costs as either capacity or energy charges for purposes of recovery.

      The LPSC reviewed the 2000 purchases and found that Entergy Louisiana's and Entergy Gulf States' costs were prudently incurred, but decided that approximately 34% of the costs should be categorized as capacity charges, and therefore should be recovered through base rates and not through the fuel adjustment clause. In November 2000, the LPSC ordered refunds of $11.1 million for Entergy Louisiana and $3.6 million for Entergy Gulf States, for which adequate provisions were made. In May 2001, the LPSC determined that 24% of Entergy Louisiana's and Entergy Gulf States' costs relating to summer 2001 purchases should be categorized as capacity charges, and has reviewed certain prudence issues related to the 2001 purchases. The LPSC has questioned the system's contract mix and raised issues relating to potential uprates at nuclear facilities. Hearings on those issues were conducted in May 2002, and briefs have been filed by the parties. Those costs that are categorized as capacity charges will be included in the costs of service used to determine the base rates of Entergy Louisiana and Entergy Gulf States. In 2001, these companies recorded a regulatory asset for the capacity charges incurred in both 2000 and 2001. The capacity charges for 2000 were amortized through May 2002 for Entergy Gulf States and through July 2002 for Entergy Louisiana. The capacity charges for 2001 are being amortized over a twelve-month period, which began in June 2002 for Entergy Gulf States and will begin in August 2002 for Entergy Louisiana.

     In March 2002, Entergy Louisiana and Entergy Gulf States filed an application with the LPSC for the summer of 2002 similar to the applications filed for the summers of 2000 and 2001. A procedural schedule has been adopted for that docket. Entergy Louisiana, Entergy Gulf States, and the LPSC Staff reached a settlement in which those parties agreed that 14% of Entergy Louisiana's and Entergy Gulf States' costs relating to summer 2002 purchases should be categorized as capacity charges. A fairness hearing was held in May 2002 and no party to this proceeding opposed the settlement. The LPSC approved the settlement at its July 2002 public meeting. A procedural schedule has been adopted to address any prudence issues relating to summer 2002 purchases. A hearing is expected in October 2002.

System  Energy's 1995 Rate Proceeding  (Entergy Corporation,  Entergy
Arkansas,   Entergy  Louisiana,  Entergy  Mississippi,  Entergy   New
Orleans, and System Energy)

     As discussed in the Form 10-K, FERC denied requests for rehearing in the System Energy rate increase proceeding and the July 2000 order became final. System Energy made a compliance tariff filing in August 2001 and it was accepted by FERC in November 2001. System Energy made refunds to the domestic utility companies in December 2001. A portion of the refund to the domestic utility companies has been or will be refunded to customers. Entergy Arkansas refunded $54.3 million, including interest, through the issuance of refund checks in March 2002 as approved by the APSC. Entergy Mississippi is refunding $14.8 million to its customers through credits to the Grand Gulf Riders. The credits began in October 2001 and will occur through September 2002. Entergy New Orleans refunded $27.0 million to its customers through the issuance of refund checks in the first quarter of 2002. Entergy Louisiana will refund $4.9 million, including interest, to its customers through a credit on the September 2002 bills as approved by the LPSC.


NOTE 3.  COMMON STOCK  (Entergy Corporation)

      The average number of common shares outstanding for the presentation of diluted earnings per share was greater by 4,517,098 and 4,592,823 shares for the three months ended June 30, 2002 and 2001, respectively, and 4,445,242 and 4,230,700 shares for the six months ended June 30, 2002 and 2001, respectively, than the number of such shares for the presentation of basic earnings per share due to Entergy's stock option and other stock compensation plans discussed more thoroughly in Note 5 to the financial statements in the Form 10-
K.   The  dilutive effect of the stock options on earnings per  share for the three months ended June 2002 and 2001 was $.02 for both periods. The dilutive effect of the stock options on earnings per share for the six months ended June 30, 2002 and 2001 was $.01 and $.03, respectively.

     During the six months ended June 30, 2002, Entergy Corporation issued 3,941,176 shares of its previously repurchased common stock to satisfy stock option exercises.


NOTE 4.  LONG-TERM DEBT

(Entergy Corporation)

      As discussed in Note 7 to the financial statements in the Form 10-K, the Damhead Creek credit facility requires that the annual debt service coverage ratio be at least 1.05 to 1 for the previous 12 months at semi-annual dates commencing with June 30, 2002. Given the low electricity prices currently affecting the UK market, Damhead Creek would not have met the annual debt service coverage ratio test in respect of the 12 months ended June 30, 2002, but the lenders amended the facility so that the coverage ratio calculations would not commence until December 31, 2002. Damhead Creek is currently in negotiations with the lenders to develop and implement a debt restructuring for the project prior to December 2002. If a debt restructuring agreement cannot be reached, however, Damhead Creek will likely not meet the debt service coverage ratio provisions of the credit facility on December 31, 2002. In the event the annual debt service coverage ratio is deficient at December 31, 2002, Damhead Creek will seek a waiver of the default from the lenders. There is no requirement for Entergy or EPDC to make capital contributions or provide credit support to Damhead Creek following the occurrence of an event of default.

(Entergy Arkansas)

     On March 1, 2002, Entergy Arkansas retired, at maturity, $85 million of 7% Series First Mortgage Bonds with internally generated funds.

     On March 28, 2002, Entergy Arkansas issued $100 million of 6.70% Series First Mortgage Bonds due April 1, 2032. A portion of the net proceeds was used to satisfy the annual replacement fund requirement under the mortgage relating to the bonds by redeeming $85 million of 8.75% Series First Mortgage Bonds due March 1, 2026. The remaining net proceeds were used to replace a portion of the cash that was used to meet the maturity of the $85 million 7% Series First Mortgage Bonds retired on March 1, 2002 discussed above.

(Entergy Gulf States)

      On January 1, 2002, Entergy Gulf States retired, at maturity, $148 million of 8.21% Series First Mortgage Bonds with internally generated funds.

(Entergy Louisiana)

      On January 1, 2002, Entergy Louisiana retired, at maturity, $23 million of 7.5% Series First Mortgage Bonds. On March 1, 2002, Entergy Louisiana retired, at maturity, $75 million of 5.80% Series First Mortgage Bonds.

     On  March  27,  2002, Entergy Louisiana issued $150  million  of
7.60% Series First Mortgage Bonds due April 1, 2032. A portion of the net proceeds was used to satisfy the annual replacement fund requirement under the mortgage relating to the bonds by redeeming $115 million of 8.75% Series First Mortgage Bonds due March 1, 2026. The remaining net proceeds will be used to reduce short-term debt which, among other things, was incurred to meet the maturities of the First Mortgage Bonds discussed above.

      On June 1, 2002, Entergy Louisiana remarketed $55 million St. Charles Parish Pollution Control Revenue Refunding Bonds due 2030, accruing interest at a rate of 4.9% through May 31, 2005.

      On  July 1, 2002, Entergy Louisiana retired, at maturity, $56.4
million   of  7.74%  Series  First  Mortgage  Bonds  with  internally generated funds.

(Entergy Mississippi)

      On June 1, 2002, Entergy Mississippi retired, at maturity, $65 million of 6.875% Series First Mortgage Bonds with internally generated funds.


NOTE 5.  RETAINED EARNINGS  (Entergy Corporation)

      On July 26, 2002, Entergy Corporation's Board of Directors declared a common stock dividend of $0.33 per share, payable on September 1, 2002, to holders of record as of August 13, 2002.


NOTE 6.  BUSINESS SEGMENT INFORMATION  (Entergy Corporation)

      Entergy's reportable segments as of June 30, 2002 are domestic utility, domestic non-utility nuclear, and energy commodity services. "All Other" includes the parent company, Entergy Corporation, and other business activity, which is principally gains or losses on the sales of businesses and the earnings on the proceeds of those sales.

     Entergy's segment financial information for the three months ended June 30, 2002 and 2001 is as follows (in thousands):

                                   Domestic  Domestic Non-   Energy      All     Eliminations   Consolidated
                                   Utility      Utility     Commodity  Other*
                                               Nuclear*     Services*
2002
Operating Revenues                $1,712,248      $297,072    $81,071   $8,586        ($2,396)    $2,096,581
Equity in earnings of
 unconsolidated equity affiliates          -             -     17,740        -              -         17,740
Income Taxes (Benefit)               136,536        35,656    (20,171)  (3,487)             -        148,534
Net Income (Loss)                    200,782        53,531     (1,688)  (5,040)             -        247,585

2001
Operating Revenues                $2,022,354      $150,041   $327,031   $8,092        ($1,243)    $2,506,275
Equity in earnings of
 unconsolidated equity affiliates          -             -     70,780        -              -         70,780
Income Taxes                         115,228        21,403     26,972    2,239              -        165,842
Net Income                           175,155        33,101     30,179    7,148              -        245,583


     Entergy's segment financial information for the six months ended June 30, 2002 and 2001 is as follows (in thousands):

                                    Domestic   Domestic Non-    Energy   All Other*   Eliminations Consolidated
                                     Utility      Utility     Commodity
                                                 Nuclear*     Services*
2002
Operating Revenues                  $3,160,047      $575,968    $206,832    $17,587        ($3,019)   $3,957,415
Equity in earnings of
 unconsolidated equity affiliates            -             -      92,804          -              -        92,804
Income Taxes (Benefit)                 201,912        61,909    (133,508)    (7,677)             -       122,636
Net Income (Loss)                      309,026        93,596    (216,814)   (11,207)             -       174,601
Total Assets                        19,993,613     3,790,815   2,469,812    977,658     (1,230,564)   26,001,334

2001
Operating Revenues                  $4,006,062      $329,416    $804,981    $20,482        ($2,235)   $5,158,706
Equity in earnings of
 unconsolidated equity affiliates            -             -      95,543          -              -        95,543
Income Taxes (Benefit)                 200,733        42,089      34,569     (3,119)             -       274,272
Net Income (Loss)                      295,593        64,484      48,524     (2,147)             -       406,454
Total Assets                        20,706,094     2,093,291   2,604,398    958,379       (995,320)   25,366,842


Businesses marked with * are sometimes referred to as the "competitive businesses," with the exception of the parent company, Entergy Corporation. Eliminations are primarily intersegment activity.

      Energy commodity services' net loss for the six months ended June 30, 2002 includes charges of $419.5 million to operating expenses ($271.5 million net of tax), including $18.1 million ($10.6 million net of tax) in the second quarter, to reflect the effect of Entergy's decision to discontinue additional EWO greenfield power plant development and to reflect asset impairments resulting from the deteriorating economics of wholesale power markets in the United States and the United Kingdom. The charges consist of the following:

     o as discussed in Note 1, $180.2 million (($36) million in the second quarter) of the charges is a provision for the net costs resulting from cancellation or sale of the turbines subject to purchase commitments with a special-purpose entity;
     o $167.5 million ($15 million in the second quarter) of the charges result from the write-off of EPDC's equity investment in the Damhead Creek project ($55.0 million) and the impairment of the values of the Warren Power power plant, the Crete project, and the RS Cogen project ($112.5 million combined). This portion of the charges reflects Entergy's estimate of the effects of reduced spark spreads in the United States and the United Kingdom. These estimates are based on various sources of information, including discounted cash flow projections and current market prices;
     o $39.1 million ($39.1 million in the second quarter) of the charges relates to the restructuring of EWO, including impairments of EWO administrative fixed assets, estimated sublease losses, and employee-related costs for approximately 135 affected employees. These restructuring costs, which are included in the "Provision for turbine commitments, asset impairments and restructuring charges" in the accompanying consolidated statement of income as of June 30, 2002, were comprised of the following (in millions):

                                      Accrual for
                                       Expected     Paid
                                         Cash        in     Non-     Total
                                       Payments     Cash    Cash    Expense

       Fixed asset impairments             -          -     $22.5    $22.5
       Sublease losses                  $10.7         -       -       10.7
       Severance and related costs        5.9         -       -        5.9
					-----               -----    -----
         Total                          $16.6         -     $22.5    $39.1
       					=====		    =====    =====

       Management   expects   the  restructuring   of   EWO   to   be
       substantially complete by the end of 2002; and
     o $32.7 million (none in the second quarter) of the charges results from the write-off of capitalized project development costs for projects that will not be completed.


NOTE 7.  NEW ACCOUNTING PRONOUNCEMENTS  (Entergy Corporation)

      As discussed in the Form 10-K, Entergy implemented SFAS 142, "Goodwill and Other Intangible Assets" and SFAS 144, "Accounting for the Impairment or Disposal of Long-lived Assets" effective January 1, 2002. The implementation of SFAS 142 resulted in the cessation of Entergy's amortization of the remaining plant acquisition adjustment recorded in conjunction with its acquisition of Entergy Gulf States; this will increase Entergy's annual net income by approximately $16.3 million. The following table is a reconciliation of reported earnings applicable to common stock to earnings applicable to common stock without goodwill amortization for the three and six months ended June 30, 2002 and 2001.

                                                        Three Months Ended     Six Months Ended
                                                        2002       2001         2002       2001
                                                          (In Thousands, Except Share Data)
Reported earnings (loss) applicable to common stock    $241,653   $238,906    $162,729   $393,061
Add back:  Goodwill amortization                              -      4,066           -      8,133
Earnings (loss) applicable to common stock without     --------   --------    --------   --------
  goodwill amortization                                $241,653   $242,972    $162,729   $401,194
                                                       ========   ========    ========   ========
Basic earnings (loss) per average common share:
Reported earnings (loss) applicable to common stock       $1.08      $1.08       $0.73      $1.78
Goodwill amortization                                         -       0.02           -       0.04
Earnings (loss) applicable to common stock without     --------   --------    --------   --------
  goodwill amortization                                   $1.08      $1.10       $0.73      $1.82
                                                       ========   ========    ========   ========
Diluted earnings (loss) per average common share:
Reported earnings (loss) applicable to common stock       $1.06      $1.06       $0.72      $1.75
Goodwill amortization                                         -       0.02           -       0.04
Earnings (loss) applicable to common stock without     --------   --------    --------   --------
  goodwill amortization                                   $1.06      $1.08       $0.72      $1.79
                                                       ========   ========    ========   ========


NOTE 8.  EQUITY METHOD INVESTMENTS  (Entergy Corporation)

     See Note 13 to the financial statements in the Form 10-K for a discussion of Entergy's equity method investments.

     In the first quarter of 2002, EWO sold its interests in projects in Argentina, Chile, and Peru, including Generandes Peru S.A. and Compania Electrica San Isidro S.A. EWO had $100.8 million reflected in "Investments in affiliates - at equity" for these investments as of December 31, 2001, and reported $11.6 million of "Equity in earnings of unconsolidated equity affiliates" from these investments for the year ended December 31, 2001. After impairment provisions recorded for these interests in 2001, the net loss realized on the sale in the first quarter of 2002 is insignificant. Approximately $66 million of cumulative translation adjustments were realized in the sale.

     As discussed in Note 6, for the six months ended June 30, 2002, Entergy recorded an impairment of $78.3 million against the book value of its investments in Crete Energy Ventures, LLC and RS Cogen LLC.

                 __________________________________

     In the opinion of the management of Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals and reclassification of previously reported amounts to conform to current classifications) necessary for a fair statement of the results for the interim periods presented. However, the business of the domestic utility companies and System Energy is subject to seasonal fluctuations with the peak periods occurring during the third quarter. The results for the interim periods presented should not be used as a basis for estimating results of operations for a full year.

                ENTERGY CORPORATION AND SUBSIDIARIES
                     PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

      See "PART I, Item 1, Other Regulation and Litigation" in the Form 10-K for a discussion of legal proceedings affecting Entergy.

Murphy Oil Lawsuit (Entergy Corporation)

      Residents located near the Murphy Oil Refinery in Meraux, Louisiana filed several lawsuits in state court in St. Bernard Parish, Louisiana against Murphy Oil, Entergy Louisiana, and others for injuries they allegedly suffered as a result of an explosion at the refinery in June 1995. The lawsuits were consolidated and a class of plaintiffs was certified. Plaintiffs alleged, among other things, that an electrical fault at an Entergy Louisiana substation contributed to causing the explosion. Murphy Oil filed a cross-claim against Entergy Louisiana based on the same allegation, in which Murphy Oil seeks recovery of any damages it has paid to the plaintiffs. Claiborne P. Deming, who became a director of Entergy Corporation in 2002, is the President and Chief Executive Officer of Murphy Oil.

      Murphy Oil and other defendants settled with the plaintiffs for $8.8 million, but Entergy Louisiana did not participate in the settlement. Entergy Louisiana believes the claims against it are without merit and is vigorously defending itself. Entergy Louisiana also has insurance in place for claims of this type. The proceeding is currently recessed pending rescheduling for trial involving the remaining parties in the proceeding.

Franchise Service Area Litigation  (Entergy Gulf States)

      See "Franchise Service Area Legislation" in Item 1 of Part I of the Form 10-K for a discussion of the litigation with Beaumont Power & Light (BP&L). In July 2002, the ALJ in that proceeding recommended denial of BP&L's certificate of convenience and necessity request. The PUCT has not yet issued a decision.

Ratepayer Lawsuits  (Entergy New Orleans)

      See  "Entergy New Orleans Rate of Return Lawsuit" in Item 1  of
Part I of the Form 10-K for a discussion of the litigation filed by ratepayers against Entergy New Orleans. The hearing scheduled for June 2002 was postponed and the proceeding has been continued without date.

Franchise  Fee  Litigation  (Entergy  Corporation  and  Entergy  Gulf
States)

      See "Franchise Fee Legislation" in Item 1 of Part I of the Form 10-K for a discussion of the lawsuit filed by the City of Nederland. The proceeding has now been abated.

Item 4.  Submission of Matters to a Vote of Security Holders

Election of Board of Directors

                         Entergy Corporation

      The annual meeting of stockholders of Entergy Corporation was held on May 10, 2002. The following matters were voted on and received the specified number of votes for, abstentions, votes withheld (against), and broker non-votes:

1.  Election of Directors:

                                                        Votes       Broker
Name of Nominee           Votes For    Abstentions    Withheld    Non-Votes

Maureen S. Bateman       181,918,377     N/A          3,014,980      N/A
W. Frank Blount          177,813,782     N/A          7,119,575      N/A
George W. Davis          181,933,748     N/A          2,999,609      N/A
Simon D. deBree          183,053,198     N/A          1,880,159      N/A
Claiborne P. Deming      183,088,815     N/A          1,844,542      N/A
Norman C. Francis        183,072,393     N/A          1,860,964      N/A
J. Wayne Leonard         183,168,265     N/A          1,765,092      N/A
Robert v.d. Luft         183,156,928     N/A          1,776,429      N/A
Kathleen A. Murphy       181,950,155     N/A          2,983,202      N/A
Paul W. Murrill          183,097,772     N/A          1,835,585      N/A
James R. Nichols         183,182,464     N/A          1,750,893      N/A
William A. Percy, II     183,164,972     N/A          1,768,385      N/A
Dennis H. Reilley        181,933,742     N/A          2,999,615      N/A
Wm. Clifford Smith       183,159,657     N/A          1,773,700      N/A
Bismark A. Steinhagen    181,962,498     N/A          2,970,859      N/A

2. Stockholder proposal that Management and Directors change the format of Entergy's proxy card in two areas: 149,636,941 votes against; 15,596,344 broker non-votes; 16,554,434 votes for; and 3,145,638 abstentions.

3. Stockholder  proposal  that  the  Board   of   Directors   seek
   shareholder  approval  prior  to   adopting  any  poison  pill:
   132,733,146  votes for;  34,192,716 votes  against;  15,596,345 broker non-votes; and 2,411,150 abstentions.

(Entergy Arkansas)

      A consent in lieu of the annual meeting of common stockholders was executed on June 28, 2002. The consent was signed on behalf of Entergy Corporation, the holder of all issued and outstanding shares of common stock. The common stockholder, by such consent, elected the following individuals to serve as directors constituting the Board of Directors of Entergy Arkansas: Hugh T. McDonald, Donald C. Hintz, Richard J. Smith, and C. John Wilder.

(Entergy Gulf States)

      A consent in lieu of the annual meeting of common stockholders was executed on June 28, 2002. The consent was signed on behalf of Entergy Corporation, the holder of all issued and outstanding shares of common stock. The common stockholder, by such consent, elected the following individuals to serve as directors constituting the Board of Directors of Entergy Gulf States: Joseph F. Domino, E. Renae Conley, Donald C. Hintz, Richard J. Smith, and C. John Wilder.

(Entergy Louisiana)

      A consent in lieu of the annual meeting of common stockholders was executed on June 28, 2002. The consent was signed on behalf of Entergy Corporation, the holder of all issued and outstanding shares of common stock. The common stockholder, by such consent, elected the following individuals to serve as directors constituting the Board of Directors of Entergy Louisiana: E. Renae Conley, Donald C. Hintz, Richard J. Smith, and C. John Wilder.

(Entergy Mississippi)

      A consent in lieu of the annual meeting of common stockholders was executed on June 28, 2002. The consent was signed on behalf of Entergy Corporation, the holder of all issued and outstanding shares of common stock. The common stockholder, by such consent, elected the following individuals to serve as directors constituting the Board of Directors of Entergy Mississippi: Carolyn C. Shanks, Donald
C. Hintz, Richard J. Smith, and C. John Wilder.

(Entergy New Orleans)

      A consent in lieu of the annual meeting of common stockholders was executed on June 28, 2002. The consent was signed on behalf of Entergy Corporation, the holder of all issued and outstanding shares of common stock. The common stockholder, by such consent, elected the following individuals to serve as directors constituting the Board of Directors of Entergy New Orleans: Daniel F. Packer, Donald
C. Hintz, Richard J. Smith, and C. John Wilder.

(System Energy)

      A consent in lieu of the annual meeting of common stockholders was executed on June 28, 2002. The consent was signed on behalf of Entergy Corporation, the holder of all issued and outstanding shares of common stock. The common stockholder, by such consent, elected the following individuals to serve as directors constituting the Board of Directors of System Energy: Jerry W. Yelverton, Donald C. Hintz, and C. John Wilder.


Item 5.  Other Information

Environmental Regulation  (Entergy Gulf States)

       The State of Louisiana is implementing emission control strategies to address continued ozone non-attainment status of areas in and around Baton Rouge, Louisiana. In March 2002, the LDEQ issued a final rule for control of NOx as part of the State Implementation Plan (SIP) to bring this area into attainment with the National Ambient Air Quality standards for ozone by May 2005. The rule contains provisions that will lead to installation of new NOx control equipment at Entergy Gulf States generating units. The latest analyses indicate compliance costs may be as much as $44 million in new capital spending. Most of the related expenditures would take place in 2003 and 2004. A final revision to the rule was issued in July 2002. Cost estimates will be refined to include this final revision, but preliminary analyses indicate that compliance costs will be lower. Entergy Gulf States will be required to obtain revised operating permits from the LDEQ and meet new, lower emission limits for NOx.

      In March 2002 however, a federal district court issued a judgment ordering EPA to determine the ozone non-attainment status of the Baton Rouge area and, if appropriate, reclassify the area as a result of the determination. As a result of the Court's order, the EPA issued on June 24, 2002 a final rule determining that the Baton Rouge area did not attain the ozone national air quality standard, and reclassifying the area from a "serious" to a "severe" non-attainment area for ozone. Also on June 24, 2002, however, the EPA proposed to delay the effective date of its ozone non-attainment decision until October 4, 2002, in order to consider LDEQ's December 31, 2001 request for an extension of the ozone attainment deadline based on transport or migration of ozone into the Baton Rouge area from Texas (the Attainment Plan/Transport SIP).

     On July 28, 2002 the EPA announced that it will issue a proposed rule approving Baton Rouge's Attainment Plan/Transport SIP, extending the ozone attainment date until November 15, 2005, and withdrawing the "severe" ozone non-attainment designation. The proposed rule has been published in the Federal Register, and is now subject to public comment before a final rule is promulgated. Additionally, in litigation involving the District of Columbia metropolitan area ozone attainment status, the federal appeals court for the Washington D.C. Circuit ruled on July 2, 2002 that the EPA's regulations providing for attainment deadline extensions based on ozone transport are invalid. That decision is not controlling authority for the Baton Rouge transport extension, and it is also subject to further appeal. Accordingly, EPA's authority to extend Baton Rouge's deadline for ozone compliance based on ozone transport is uncertain at this time. Accordingly, the final schedule for Entergy Gulf States' compliance with the new NOx emission limits, and for corresponding expenditures, also cannot be determined at this time.

Wholesale  Rate  Matters   (Entergy Arkansas,  Entergy  Gulf  States,
Entergy  Louisiana,  Entergy Mississippi, Entergy  New  Orleans,  and
System Energy)

      As discussed in Part I, Item 1 of the Form 10-K, Entergy is involved in litigation before the FERC and the LPSC regarding
production    cost   equalization   under   the   System   Agreement.
Negotiations among the parties have not resolved the proceeding before the FERC, and that proceeding is now set for hearing in February 2003. In the ex-parte proceeding commenced by the LPSC, the procedural schedule has changed and an evidentiary hearing is now set to commence in November 2002.

FERC Notice of Proposed Rulemaking (Entergy, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans)

     On July 31, 2002, FERC issued a notice of proposed rulemaking to establish a standardized transmission service and wholesale electric market design. The proposed rules would

     o establish a network access transmission service applicable to all transmission users;
     o require utilities to take the transmission component of bundled transmission service under an open access transmission tariff;
     o require transmission facilities to be operated by an independent transmission provider;
     o require that the independent transmission provider administer the day-ahead and real-time energy and ancillary services markets;
     o establish an access charge for embedded transmission costs;
     o use location marginal pricing for transmission congestion management and provide tradable congestion revenue rights;
     o establish open imbalance energy markets;
     o establish procedures to mitigate market power in the day-ahead and real-time markets
     o require under certain conditions that generation owners submit offers to supply energy at prices that do not exceed specified price ceilings; and
     o establish procedures to assure adequate transmission, generation and demand-side resources.

Comments on the proposed rule are due by mid-October 2002. Some of the retail regulators in Entergy's service territory have publicly expressed opposition to the proposed rulemaking. Management is in the process of evaluating this complex and lengthy proposal.

Sarbanes-Oxley   Act   and  Other  Corporate   Governance   Standards
(Entergy, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

     In response to recent corporate collapses resulting from accounting irregularities and perceived failures of ethics and controls, the U.S. Congress passed the Sarbanes-Oxley Act on July 25, 2002. President Bush signed the Act on July 30, 2002. The stated purpose of the Act is to increase the reliability and accuracy of corporate reporting and accounting and audit practices and to ensure the independence of securities analyst advice and recommendations. The Act purports to strengthen accounting oversight and corporate accountability by enhancing disclosure requirements, increasing accounting and auditor regulation, creating new federal crimes and increasing penalties for existing federal crimes. In addition, on August 1, 2002, the New York Stock Exchange adopted, subject to approval by the Securities and Exchange Commission, new standards and changes in corporate governance and practices for companies whose securities are listed on that exchange. Management and the Board are reviewing the new law and regulations so that Entergy can adopt new policies or procedures necessary to comply with the new law and regulations as their various provisions become effective.

Labor Relations (Entergy Gulf States)

      The contract covering the approximately 270 employees at River Bend who are represented by the International Brotherhood of Electrical Workers Union expired in June 2002. The employees continue to work without a contract as negotiations continue.

Entergy Corporation and Entergy Gulf States Merger

     See "Entergy Corporation and Entergy Gulf States Merger" in Part I, Item 1 of the Form 10-K for a discussion of the appeal to the D.C. Circuit by the APSC, Arkansas Cities and Cooperatives, Arkansas Electric Energy Consumers, the MPSC, and the State of Mississippi of the FERC's approval of the merger of Entergy Corporation and Gulf States Utilities. In May 2002 the D.C. Circuit denied the petitions for review, thereby upholding the FERC's decision approving the merger.

Earnings  Ratios   (Entergy Arkansas, Entergy  Gulf  States,  Entergy
Louisiana,  Entergy  Mississippi, Entergy  New  Orleans,  and  System
Energy)

     The domestic utility companies and System Energy have calculated ratios of earnings to fixed charges and ratios of earnings to combined fixed charges and preferred dividends pursuant to Item 503 of Regulation S-K of the SEC as follows:

                          Ratios of Earnings to Fixed Charges
                                  Twelve Months Ended
                                    December 31,             June 30,
                        1997   1998    1999    2000  2001      2002

Entergy Arkansas        2.54   2.63    2.08    3.01  3.29      2.86
Entergy Gulf States     1.42   1.40    2.18    2.60  2.36      2.36
Entergy Louisiana       2.74   3.18    3.48    3.33  2.76      3.79
Entergy Mississippi     2.98   3.12    2.44    2.33  2.14      2.17
Entergy New Orleans     2.70   2.65    3.00    2.66   (b)       (c)
System Energy           2.31   2.52    1.90    2.41  2.12      2.45

                            Ratios of Earnings to Combined Fixed Charges
                                      and Preferred Dividends
                                       Twelve Months Ended
                                         December 31,               June 30,
                            1997    1998    1999    2000    2001      2002

Entergy Arkansas            2.24    2.28    1.80    2.70    2.99      2.59
Entergy Gulf States (a)     1.23    1.20    1.86    2.39    2.21      2.20
Entergy Louisiana           2.36    2.75    3.09    2.93    2.51      3.49
Entergy Mississippi         2.69    2.80    2.18    2.09    1.96      1.98
Entergy New Orleans         2.44    2.41    2.74    2.43    (b)        (c)

(a) "Preferred Dividends" in the case of Entergy Gulf States also include dividends on preference stock for the twelve months ended 1997, 1998, and 1999.
(b) Earnings for the twelve months ended December 31, 2001, for Entergy New Orleans were not adequate to cover fixed charges and combined fixed charges and preferred dividends by $6.6 million and $9.5 million, respectively.
(c) Earnings for the twelve months ended June 30, 2002, for Entergy New Orleans were not adequate to cover fixed charges and combined fixed charges and preferred dividends by $13.5 million and $15.7 million, respectively.


Item 6.  Exhibits and Reports on Form 8-K

      (a) Exhibits*

   4(a) - Credit Agreement, dated as of May 16, 2002, among Entergy Corporation, the Banks (Citibank, N.A., ABN AMRO Bank N.V., The Bank of New York, Barclays Bank PLC, Mizuho Corporate Bank Limited, BNP Paribas, Bayerische Hypo-und Vereinsbank AG (New York Branch), J. P. Morgan Chase Bank, The Royal Bank of Scotland plc, Societe Generale, Wachovia Bank (National Association), Bank One, NA,
            Mellon Bank, N.A., The Bank of Nova Scotia, Morgan Stanley Bank, Union Bank of California, N.A., Deutsche Bank AG New York Branch, KBC Bank N.V., Lehman Commercial Paper Inc., Regions Bank, and Westdeutsche Landesbank Girozentrale), and Citibank, N.A., as Administrative Agent.

   4(b)- Assumption Agreement, dated July 15, 2002, among Entergy Corporation, CO BANK, ACB, (as Additional Lender), and Citibank, N.A., (as Administrative Agent).

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

 * Reference is made to a duplicate list of exhibits being filed as a part of this report on Form 10-Q for the quarter ended June 30, 2002, which list, prepared in accordance with Item 102 of Regulation S-T of the SEC, immediately precedes the exhibits being filed with this report on Form 10-Q for the quarter ended June 30, 2002.

     (b)   Reports on Form 8-K

     Entergy Corporation

           A Current Report on Form 8-K, dated April 11, 2002, was filed with the SEC on April 11, 2002, reporting information under Item 7. "Financial Statements, Pro Forma Financial Statements and Exhibits" and Item 9. "Regulation FD Disclosure".

     Entergy Corporation

           A Current Report on Form 8-K, dated April 25, 2002, was filed with the SEC on April 25, 2002, reporting information under Item 7. "Financial Statements, Pro Forma Financial Statements and Exhibits" and Item 9. "Regulation FD Disclosure".

     Entergy Corporation

           A  Current Report on Form 8-K, dated May 1, 2002, was
           filed   with  the  SEC  on  May  1,  2002,  reporting
           information   under   Item  5.  "Other   Events   and
           Regulation FD Disclosure".

     Entergy Corporation

           A Current Report on Form 8-K, dated June 14, 2002, was filed with the SEC on June 14, 2002, reporting information under Item 7. "Financial Statements, Pro Forma Financial Statements and Exhibits" and Item 9. "Regulation FD Disclosure".

     Entergy Corporation

           A  Current  Report on Form 8-K, dated June 21,  2002,
           was  filed  with the SEC on June 21, 2002,  reporting
           information   under   Item  5.  "Other   Events   and
           Regulation FD Disclosure".

     Entergy Corporation

           A Current Report on Form 8-K, dated July 8, 2002, was filed with the SEC on July 8, 2002, reporting information under Item 7. "Financial Statements, Pro Forma Financial Statements and Exhibits" and Item 9. "Regulation FD Disclosure".

     Entergy Corporation

           A Current Report on Form 8-K, dated July 30, 2002, was filed with the SEC on July 30, 2002, reporting information under Item 7. "Financial Statements, Pro Forma Financial Statements and Exhibits" and Item 9. "Regulation FD Disclosure".

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


                                   /s/ Nathan E. Langston
                                      Nathan E. Langston
                        Senior Vice President and Chief Accounting Officer
                              (For each Registrant and for each as
                                   Principal Accounting Officer)


Date:     August 12, 2002