Form 10-Q
period 2005-03-31
ENTERGY CORP /DE/; SYSTEM ENERGY RESOURCES INC; ENTERGY NEW ORLEANS INC; ENTERGY MISSISSIPPI INC; ENTERGY LOUISIANA INC; ENTERGY ARKANSAS INC; ENTERGY GULF STATES INC
filed 2005-05-04
CIK 65984, 202584, 71508, 66901, 60527, 7323, 44570

__________________________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number	Registrant, State of Incorporation, Address of Principal Executive Offices and Telephone Number	I.R.S. Employer Identification No.

1-11299	ENTERGY CORPORATION (a Delaware corporation) 639 Loyola Avenue New Orleans, Louisiana 70113 Telephone (504) 576-4000	72-1229752

1-10764	ENTERGY ARKANSAS, INC. (an Arkansas corporation) 425 West Capitol Avenue, 40th Floor Little Rock, Arkansas 72201 Telephone (501) 377-4000	71-0005900

1-27031	ENTERGY GULF STATES, INC. (a Texas corporation) 350 Pine Street Beaumont, Texas 77701 Telephone (409) 838-6631	74-0662730

1-8474	ENTERGY LOUISIANA, INC. (a Louisiana corporation) 4809 Jefferson Highway Jefferson, Louisiana 70121 Telephone (504) 840-2734	72-0245590

1-31508	ENTERGY MISSISSIPPI, INC. (a Mississippi corporation) 308 East Pearl Street Jackson, Mississippi 39201 Telephone (601) 368-5000	64-0205830

0-5807	ENTERGY NEW ORLEANS, INC. (a Louisiana corporation) 1600 Perdido Street, Building 505 New Orleans, Louisiana 70112 Telephone (504) 670-3674	72-0273040

1-9067	SYSTEM ENERGY RESOURCES, INC. (an Arkansas corporation) Echelon One 1340 Echelon Parkway Jackson, Mississippi 39213 Telephone (601) 368-5000	72-0752777

__________________________________________________________________________________________

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.
Yes	X	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
	Yes	No
Entergy Corporation	Ö
Entergy Arkansas, Inc.		Ö
Entergy Gulf States, Inc.		Ö
Entergy Louisiana, Inc.		Ö
Entergy Mississippi, Inc.		Ö
Entergy New Orleans, Inc.		Ö
System Energy Resources, Inc.		Ö

Common Stock Outstanding		Outstanding at April 29, 2005
Entergy Corporation	($0.01 par value)	211,998,084

Entergy Corporation, Entergy Arkansas, Inc., Entergy Gulf States, Inc., Entergy Louisiana, Inc., Entergy Mississippi, Inc., Entergy New Orleans, Inc., and System Energy Resources, Inc. separately file this combined Quarterly Report on Form 10-Q. Information contained herein relating to any individual company is filed by such company on its own behalf. Each company reports herein only as to itself and makes no other representations whatsoever as to any other company. This combined Quarterly Report on Form 10-Q supplements and updates the Annual Report on Form 10-K for the calendar year ended December 31, 2004, filed by the individual registrants with the SEC, and should be read in conjunction therewith.

ENTERGY CORPORATION AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
March 31, 2005

ENTERGY CORPORATION AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
March 31, 2005

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

  resolution of pending and future rate cases and negotiations, including various performance-based rate discussions, and other regulatory proceedings, including those related to Entergy's System Agreement and Entergy's utility supply plan
  Entergy's ability to manage its operation and maintenance costs the performance of Entergy's generating plants, and particularly the capacity factors at its nuclear generating facilities prices for power generated by Entergy's unregulated generating facilities, the ability to extend or replace the existing purchased power agreements for those facilities, including the Non-Utility Nuclear plants, the ability to meet credit support requirements, and the prices and availability of power Entergy must purchase for its utility customers
  Entergy's ability to develop and execute on a point of view regarding prices of electricity, natural gas, and other energy-related commodities changes in the financial markets, particularly those affecting the availability of capital and Entergy's ability to refinance existing debt, execute its share repurchase program, and fund investments and acquisitions actions of rating agencies, including changes in the ratings of debt and preferred stock, and changes in the rating agencies' ratings criteria changes in inflation, interest rates, and foreign currency exchange rates
  Entergy's ability to purchase and sell assets at attractive prices and on other attractive terms volatility and changes in markets for electricity, natural gas, uranium, and other energy-related commodities changes in utility regulation, including the beginning or end of retail and wholesale competition, the ability to recover net utility assets and other potential stranded costs, the establishment of a regional transmission organization that includes Entergy's utility service territory, and the application of market power criteria by the FERC changes in regulation of nuclear generating facilities and nuclear materials and fuel, including possible shutdown of nuclear generating facilities, particularly those in the northeastern United States uncertainty regarding the establishment of interim or permanent sites for spent nuclear fuel storage and disposal resolution of pending or future applications for license extensions or modifications of nuclear generating facilities changes in law resulting from proposed energy legislation
  changes in environmental, tax, and other laws, including requirements for reduced emissions of sulfur, nitrogen, carbon, mercury, and other substances the economic climate, and particularly growth in Entergy's service territory variations in weather and the occurrence of hurricanes and other storms and disasters advances in technology
  the potential effects of threatened or actual terrorism and war the effects of Entergy's strategies to reduce current tax payments the effects of litigation and government investigations
  changes in accounting standards, corporate governance, and securities law requirements
  Entergy's ability to attract and retain talented management and directors

(Page left blank intentionally)

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

FSP	FASB Staff Position
Grand Gulf	Unit No. 1 of Grand Gulf Steam Electric Generating Station (nuclear), 90% owned or leased by System Energy
GWh	Gigawatt-hour(s), which equals one million kilowatt-hours
Independence	Independence Steam Electric Station (coal), owned 16% by Entergy Arkansas, 25% by Entergy Mississippi, and 7% by Entergy Power
IRS	Internal Revenue Service
ISO	Independent System Operator
kV	Kilovolt
kW	Kilowatt
kWh	Kilowatt-hour(s)
LDEQ	Louisiana Department of Environmental Quality
LPSC	Louisiana Public Service Commission
Mcf	1,000 cubic feet of gas
MMBtu	One million British Thermal Units
MPSC	Mississippi Public Service Commission

DEFINITIONS (Continued)
Abbreviation or Acronym	Term

MW	Megawatt(s), which equals one thousand kilowatt(s)
MWh	Megawatt-hour(s)
Nelson Unit 6	Unit No. 6 (coal) of the Nelson Steam Electric Generating Station, owned 70% by Entergy Gulf States
Net debt ratio	Gross debt less cash and cash equivalents divided by total capitalization less cash and cash equivalents
Net MW in operation	Installed capacity owned or operated
Net revenue	Operating revenue net of fuel, fuel-related, and purchased power expenses; and other regulatory credits
Non-Utility Nuclear	Entergy's business segment that owns and operates five nuclear power plants and sells electric power produced by those plants to wholesale customers
NRC	Nuclear Regulatory Commission
NYPA	New York Power Authority
PPA	Purchased power agreement
production cost	Cost in $/MMBtu associated with delivering gas, excluding the cost of the gas
PRP	Potentially responsible party (a person or entity that may be responsible for remediation of environmental contamination)
PUCT	Public Utility Commission of Texas
PUHCA	Public Utility Holding Company Act of 1935, as amended
PURPA	Public Utility Regulatory Policies Act of 1978
Ritchie Unit 2	Unit 2 of the R.E. Ritchie Steam Electric Generating Station (gas/oil)
River Bend	River Bend Steam Electric Generating Station (nuclear), owned by Entergy Gulf States
SEC	Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards as promulgated by the FASB
SMEPA	South Mississippi Electric Power Agency, which owns a 10% interest in Grand Gulf
spark spread	Dollar difference between electricity prices per unit and natural gas prices after assuming a conversion ratio for the number of natural gas units necessary to generate one unit of electricity
System Agreement	Agreement, effective January 1, 1983, as modified, among the domestic utility companies relating to the sharing of generating capacity and other power resources
System Energy	System Energy Resources, Inc.
System Fuels	System Fuels, Inc.
TWh	Terawatt-hour(s), which equals one billion kilowatt-hours
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

DEFINITIONS (Concluded)
Abbreviation or Acronym	Term

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

ENTERGY CORPORATION AND SUBSIDIARIES

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Entergy's consolidated earnings applicable to common stock for the first quarter 2005 and 2004 were as follows:
Operating Segment	2005	2004
	(In Thousands)

U.S. Utility	$90,499	$115,658
Non-Utility Nuclear	77,965	68,833
Parent & Other	3,532	22,670
Total	$171,996	$207,161

Entergy's income before taxes is discussed below according to the operating segments listed above. See Note 7 to the consolidated financial statements for more information concerning Entergy's operating segments and their financial results for the first quarter of 2005 and 2004.

Refer to SELECTED OPERATING RESULTS OF ENTERGY CORPORATION AND SUBSIDIARIES for further information with respect to operating statistics.

U.S. Utility

The decrease in earnings for the U.S. Utility for the first quarter of 2005 compared to the first quarter of 2004 from $115.7 million to $90.5 million was primarily due to lower net revenue and higher other operation and maintenance expenses.

Net Revenue

Net revenue, which is Entergy's measure of gross margin, consists of operating revenues net of: 1) fuel, fuel-related, and purchased power expenses and 2) other regulatory charges (credits). Following is an analysis of the change in net revenue comparing the first quarter of 2005 to the first quarter of 2004.
Amount
(In Millions)

2004 net revenue	$924.7
Volume/weather	(24.3)
Price applied to unbilled sales	(16.1)
Deferred fuel cost revisions	15.5
Rate refund provisions	4.1
Other	5.8
2005 net revenue	$909.7

The volume/weather variance resulted from decreased usage by residential customers primarily during the unbilled sales period.

The price applied to unbilled sales variance resulted from a decrease in the fuel price applied to unbilled sales. See Note 1 to the consolidated financial statements in the Form 10-K for further discussion of the accounting for unbilled revenues.

The deferred fuel cost revisions variance is due to a revised estimate of fuel costs filed for recovery at Entergy Arkansas in the March 2004 energy cost recovery rider, which reduced net revenue in the first quarter of 2004 by $11.5 million. The remainder of the variance is due to the 2004 energy cost recovery true-up, made in the first quarter of 2005, which increased net revenue by $4.0 million.

The rate refund provisions variance is due primarily to accruals recorded in the first quarter of 2004 for potential rate action at Entergy New Orleans and Entergy Gulf States. Included in the current period variance is a provision recorded at Entergy Louisiana in the first quarter of 2005 as a result of a settlement approved by the LPSC in March 2005. The settlement is discussed in Note 2 to the consolidated financial statements.

Other Income Statement Variances

Other operation and maintenance expenses increased from $331.4 million for the first quarter 2004 to $365.4 million for the first quarter 2005 primarily due to:

  an increase of $11.4 million in benefits expense;
  an increase of $7.3 million in fossil expenses as a result of additional planned off-peak fossil generation maintenance outages; and
  an increase of $4.6 million in nuclear expenses primarily due to higher labor, contract, and material costs associated with maintenance outages.

Depreciation and amortization expenses increased from $190.4 million for the first quarter 2004 to $204.2 million for the first quarter 2005 due primarily to an increase in plant in service.

Other income increased from $15 million for the first quarter 2004 to $25.3 million for the first quarter 2005 primarily due to:

  an increase of $5.4 million in the allowance for equity funds used during construction as a result of higher construction expenditures; and
  an increase of $4.4 million in interest and dividend income primarily due to higher interest on temporary cash investments.

Interest on long-term debt decreased from $101.6 million for the first quarter 2004 to $93.0 million for the first quarter 2005 primarily due to the net retirement of $319 million of long-term debt at the domestic utility companies in 2004. Refer to Note 5 to the consolidated financial statements in the Form 10-K and Note 4 to the consolidated financial statements herein for details of long-term debt.

Non-Utility Nuclear

Following are key performance measures for Non-Utility Nuclear for the first quarters of 2005 and 2004:

	2005	2004

Net MW in operation at March 31	4,058	4,001
Average realized price per MWh	$41.56	$39.70
Generation in GWh for the quarter	8,267	8,687
Capacity factor for the quarter	93.2%	98.9%

The increase in earnings for Non-Utility Nuclear for the first quarter of 2005 compared to the first quarter of 2004 from $68.8 million to $78.0 million was primarily due to miscellaneous income of $15.8 million net-of-tax resulting from a reduction in the decommissioning liability for a plant, as discussed in Note 1 to the consolidated financial statements. Also contributing to the increase in earnings was higher contract pricing. The increase in earnings was partially offset by the effects of lower generation associated with a planned refueling outage at a plant.

Parent & Other

The decrease in earnings for Parent & Other from $22.7 million for the first quarter of 2004 to $3.5 million for the first quarter of 2005 was primarily due to the absence of earnings from Entergy's investment in Entergy-Koch due to the sale of Entergy-Koch's energy trading and pipeline businesses in the fourth quarter of 2004, as discussed in the Form 10-K. Also contributing to the decrease in earnings was the favorable settlement of a tax audit issue, which increased earnings in the first quarter of 2004.

Income Taxes

The effective income tax rates for the first quarters of 2005 and 2004 were 34.7% and 33.2%, respectively. The difference in the effective income tax rate for the first quarter of 2005 versus the federal statutory rate of 35.0% is primarily due to a downward revision in the estimate of federal income tax expense for prior tax periods and investment tax credit amortization partially offset by state income taxes and regulatory plant differences on utility plant items. The difference in the effective income tax rate for the first quarter of 2004 versus the federal statutory rate of 35.0% is primarily due to the favorable settlement of a tax audit issue and investment tax credit amortization partially offset by state income taxes and regulatory plant differences on utility plant items.

Liquidity and Capital Resources

See "Management's Financial Discussion and Analysis - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy's capital structure, capital expenditure plans and other uses of capital, and sources of capital. Following are updates to that discussion.

The Form 10-K reported that Entergy expected to contribute $185.9 million in 2005 to its pension plans. Entergy has elected to make additional contributions, and now expects to contribute $253.3 million to its pension plans in 2005. Entergy made $6.2 million of this contribution in the first quarter 2005.

Capital Structure

Entergy's capitalization is balanced between equity and debt, as shown in the following table. The increase in the debt to capital percentage as of March 31, 2005 is primarily the result of increased debt outstanding due to additional borrowings on Entergy Corporation's credit facilities along with a decrease in shareholders' equity, primarily due to repurchases of common stock, both of which are discussed below.

	March 31, 2005	December 31, 2004	March 31, 2004	December 31, 2003

Net debt to net capital	48.1%	45.3%	44.8%	45.9%
Effect of subtracting cash from debt	1.5%	2.1%	2.5%	1.6%
Debt to capital	49.6%	47.4%	47.3%	47.5%

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

As discussed in the Form 10-K, Entergy Corporation has in place two separate revolving credit facilities, a five-year credit facility and a three-year credit facility. The five-year credit facility, which expires in December 2009, has a borrowing capacity of $500 million, of which $75 million was outstanding at March 31, 2005. The three-year credit facility, which expires in May 2007, has a borrowing capacity of $965 million, of which $383 million was outstanding at March 31, 2005. Entergy also has the ability to issue letters of credit against the total borrowing capacity of both credit facilities, and $62.5 million had been issued against the three-year facility at March 31, 2005. The total unused capacity for these facilities as of March 31, 2005 was $944.5 million.

In April 2005, Entergy Arkansas renewed its 364-day credit facility through April 2006 and Entergy Mississippi renewed its 364-day credit facility through May 2006. Also, Entergy Louisiana and Entergy New Orleans extended their 364-day credit facilities through July 2005. Prior to expiration, it is expected that Entergy Louisiana and Entergy New Orleans will renew their 364-day credit facilities through May 2006. As of March 31, 2005, no borrowings were outstanding on these credit facilities.

See Note 4 to the consolidated financial statements for additional discussion of Entergy's short-term credit facilities.

Capital Expenditure Plans and Other Uses of Capital

See the table in the Form 10-K under "Liquidity and Capital Resources - Capital Expenditure Plans and Other Uses of Capital," which sets forth the amounts of Entergy's planned construction and other capital investments by operating segment for 2005 through 2007.

In March 2005, Entergy Mississippi signed an agreement to purchase for $88 million the Attala power plant, a 480 MW natural gas-fired, combined-cycle generating facility owned by Central Mississippi Generating Company (CMGC). Entergy Mississippi plans to invest approximately $20 million in facility upgrades at the Attala plant plus $3 million in transaction costs, bringing the total capital cost of the project to approximately $111 million. The Attala plant will be 100 percent owned by Entergy Mississippi, and the acquisition is expected to close in late 2005 or early 2006. The purchase of the plant is contingent upon obtaining necessary approvals from various federal agencies, state permitting agencies, and the MPSC, including MPSC approval of investment cost recovery. Entergy Mississippi and CMGC had previously executed a purchased power agreement in July 2004 for 100 percent of the plant's output, and this agreement will expire upon the close of the acquisition or in March 2008, whichever occurs earlier. The planned construction and other capital investments table in the Form 10-K includes the estimated cost of the Attala acquisition as a 2006 capital commitment.

Regarding the planned Perryville plant acquisition by Entergy Louisiana, the FERC has denied rehearing of its October 2004 order disclaiming jurisdiction over the acquisition. Also, the LPSC hearing on the acquisition scheduled for March 2005 was held and in April 2005 the LPSC approved the acquisition and the long-term cost-of-service purchased power agreement under which Entergy Gulf States will purchase 75 percent of the plant's output. Entergy Louisiana expects the Perryville acquisition to close in mid-2005.

Cash Flow Activity

As shown in Entergy's Statements of Cash Flows, cash flows for the three months ended March 31, 2005 and 2004 were as follows:

	2005	2004
	(In Millions)

Cash and cash equivalents at beginning of period	$619	$507

Cash flow provided by (used in):
Operating activities	502	399
Investing activities	(568)	(137)
Financing activities	(74)	41
Effect of exchange rates on cash and cash equivalents	-	(2)
Net increase (decrease) in cash and cash equivalents	(140)	301

Cash and cash equivalents at end of period	$479	$808

Operating Cash Flow Activity

Entergy's cash flow provided by operating activities increased by $103 million in the first quarter of 2005 compared to the first quarter of 2004 primarily due to an increase in cash flow provided by the U.S. Utility segment. The U. S. Utility provided $390 million in operating cash flow in 2005, compared to providing $301 million in the first quarter of 2004. The increase resulted primarily from the timing of receivable collections and payments to vendors.

Investing Activities

Net cash used in investing activities increased by $431 million in the first quarter of 2005 compared to the first quarter of 2004 primarily due to the following activity:

  Construction expenditures were $29 million higher in 2005 than in 2004, including increases of $14 million in the U.S. Utility business and $16 million in the Non-Utility Nuclear business.
  The non-nuclear wholesale assets business received $22 million in 2004 from the sale of the Crete power plant.
  The non-nuclear wholesale assets business received a return of invested capital of $34 million in 2005 from the Top Deer wind power joint venture after Top Deer obtained debt financing.
  Entergy made an additional capital contribution of approximately $73 million to Entergy-Koch in 2004.
  Approximately $60 million of the cash collateral for a letter of credit that secured the installment obligations owed to NYPA for the acquisition of the FitzPatrick and Indian Point 3 nuclear power plants was released to Entergy in 2004.
  Entergy's investment in temporary investments increased by $289 million during the first quarter 2005 compared to a decrease of $168 million in Entergy's investment in temporary investments during the first quarter of 2004. Entergy expects to liquidate during the second quarter 2005 substantially all of the temporary investments held on March 31, 2005 and expects to invest the proceeds in temporary cash investments. See Note 8 to the consolidated financial statements for additional discussion regarding these investments.
  Entergy Gulf States used $26 million for other regulatory investments in 2004 as a result of fuel cost under-recovery. See Note 1 to the consolidated financial statements in the Form 10-K for discussion of the accounting treatment of these fuel cost under-recoveries.

Financing Activities

Financing activities used $74 million in the first quarter of 2005 compared to providing $41 million in the first quarter of 2004 primarily due to the following activity:

  Retirements of long-term debt net of issuances by the U.S. Utility segment used $39 million in the first quarter 2005 compared to net issuances providing $78 million in the first quarter 2004. See Note 4 to the consolidated financial statements for the details of long-term debt activity in the first quarter of 2005.
  Entergy Corporation repurchased $383 million of its common stock in the first quarter 2005. See Part II, Item 2 for details regarding Entergy Corporation's common stock repurchases.
  In the first quarter 2005, Entergy Corporation increased the net borrowings on its credit facilities by $408 million. See Note 4 to the consolidated financial statements for a description of the Entergy Corporation credit facilities.

Significant Factors and Known Trends

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends" in the Form 10-K for discussions of rate regulation, federal regulation, market and credit risks, utility restructuring, and nuclear matters. Following are updates to the information provided in the Form 10-K.

State and Local Rate Regulation

See the Form 10-K for the chart summarizing material rate proceedings. Following are updates to that chart.

In March 2005, the LPSC approved a settlement proposal to resolve various dockets covering a range of issues for Entergy Gulf States and Entergy Louisiana. The settlement will result in credits totaling $76 million for retail electricity customers in Entergy Gulf States' Louisiana service territory and credits totaling $14 million for retail electricity customers of Entergy Louisiana. The settlement dismisses Entergy Gulf States' fourth, fifth, sixth, seventh, and eighth annual earnings reviews, Entergy Gulf States' ninth post-merger earnings review and revenue requirement analysis, the continuation of a fuel review for Entergy Gulf States, dockets established to consider issues concerning power purchases for Entergy Gulf States and Entergy Louisiana for the summers of 2001, 2002, 2003, and 2004, all pending and future nuclear uprate cases through May 2005, and an LPSC docket concerning retail issues arising under the System Agreement. The settlement does not include the System Agreement case pending at FERC. In addition, Entergy Gulf States agreed not to seek recovery from customers of $2.0 million of excess refund amounts associated with the fourth through the eighth annual earnings reviews and Entergy Louisiana agreed to forego recovery of $3.5 million of deferred 2003 capacity costs associated with certain power purchase agreements. The credits have been issued in connection with April 2005 billings. Entergy Gulf States and Entergy Louisiana have reserved for the approximate refund amounts.

The settlement includes the establishment of a three-year formula rate plan for Entergy Gulf States that, among other provisions, establishes a ROE mid-point of 10.65% and permits Entergy Gulf States to recover incremental capacity costs outside of a traditional base rate proceeding. Under the formula rate plan, over- and under-earnings outside a 75 basis point bandwidth will be allocated 60% to customers and 40% to Entergy Gulf States. Under the settlement, there is no change to Entergy Gulf States' retail rates at this time. Current rates will remain in place until the first formula rate plan filing in May 2005 and will be reset, if necessary, effective September 1, 2005. If, as a result of the formula rate plan filing in May 2005, Entergy Gulf States is found to have earned an ROE in excess of 10.65% for the 2004 test year, rates will be reset and a refund will be given in an amount sufficient to reduce its ROE to 10.65% effective January 2004.

Regarding Entergy Louisiana's January 2004 rate filing, in March 2005, the LPSC staff and Entergy Louisiana filed a proposed settlement that includes an annual base rate increase of approximately $18.3 million that was implemented, subject to refund, effective with May 2005 billings. The proposed settlement also includes the adoption of a three-year formula rate plan, the terms of which include a ROE mid-point of 10.25% and permit Entergy Louisiana to recover incremental capacity costs outside of a traditional base rate proceeding. Under the formula rate plan, over- and under-earnings outside an 80 basis point bandwidth will be allocated 60% to customers and 40% to Entergy Louisiana. A decision from the LPSC on the proposed settlement is expected in May 2005.

In April 2005, Entergy Mississippi and the Mississippi Public Utilities Staff entered into a joint stipulation regarding Entergy Mississippi's annual formula rate plan filing that provides for no change in rates based on an adjusted return on common equity midpoint of 10.5%, establishing an allowed regulatory earnings range of 9.1% to 11.9%.

In April 2005, Entergy New Orleans made its annual scheduled formula rate plan filings with the City Council.  The filings show that a decrease of $0.2 million in electric revenues is warranted and an increase of $3.9 million in gas revenues is warranted. The prescribed period for review by the Council's Advisors and other parties has now commenced, and rate adjustments, if any, could be implemented as soon as September 2005.

In February 2005, bills were submitted in the Texas Legislature that would clarify that Entergy Gulf States is no longer subject to a rate freeze and specify that retail open access will not commence in Entergy Gulf States' Texas service territory until the PUCT certifies a power region. A substitute bill was passed by the Texas House of Representatives in April 2005, and is now being considered by the Texas Senate. The substitute bill changed several provisions of the original bills to address concerns raised in the legislative process. The substitute bill provides that:

  Entergy Gulf States is authorized by the legislation to proceed with a jurisdictional separation into two vertically integrated utilities, one subject solely to the retail jurisdiction of the LPSC and one subject solely to the retail jurisdiction of the PUCT;
  The portions of all prior PUCT orders requiring Entergy Gulf States to comply with any provisions of Texas law governing transition to retail competition are void;
  Entergy Gulf States must file a plan by January 1, 2006, identifying the power region(s) to be considered for certification and the steps and schedule to achieve certification;
  Entergy Gulf States must file a transition to competition plan no later than January 1, 2007, that would mitigate market power and achieve full customer choice, including potentially construction of additional transmission facilities, generation auctions, generation capacity divestiture, reinstatement of a customer choice pilot project, establishment of a price to beat, and other public interest measures;
  Entergy Gulf States may not file a general base rate case in Texas before June 30, 2007, with rates effective no earlier than June 30, 2008, but may seek before then the annual recovery of certain incremental purchased power capacity costs not in excess of five percent of its annual base rate revenues; and
  Entergy Gulf States may recover over a period not to exceed 15 years reasonable and necessary transition to competition costs incurred before the effective date of the legislation and not previously recovered, with an allowance for carrying charges.

Federal Regulation

System Agreement Litigation

See the Form 10-K for discussion of the proceeding that the LPSC commenced before itself regarding the System Agreement. As noted above in State and Local Rate Regulation, the settlement of various issues involving Entergy Gulf States and Entergy Louisiana that was approved by the LPSC has resolved the System Agreement proceeding before the LPSC, which has been dismissed without prejudice.

Transmission

See the Form 10-K for a discussion of the petition for declaratory order that Entergy filed with the FERC in January 2005 regarding Entergy's Independent Coordinator of Transmission (ICT) proposal. On March 22, 2005, the FERC issued a declaratory order concluding that: (1) because the Southwest Power Pool (SPP) was the only entity identified as potentially being selected as the ICT and because the SPP is already a "public utility" there was no need to rule on the question of whether the functions of the ICT, alone, would serve to make the ICT a "public utility;" (2) Entergy will continue to be the "transmission provider" for transmission service across its system and that "the presence of SPP as the ICT will not change the existing balance of jurisdiction between [the FERC] and Entergy's retail regulators;" and (3) the FERC "is prepared to grant Entergy's proposed transmission pricing proposal on a two-year experimental basis, subject to certain enhancement and monitoring and reporting conditions." The enhancements referred to by the FERC involve more fully specifying the responsibilities and duties of the ICT, including defining the ICT's role in the preparation of various transmission expansion plans and the performance of studies related to the granting of transmission or interconnection service.

Before Entergy's ICT proposal can be implemented, however, Entergy is required to submit further filings with the FERC regarding the modifications and clarifications to the ICT proposal. Entergy contemplates submitting the necessary filings by the end of May 2005. On April 8, 2005 several intervenors filed an Emergency Request for Clarification and Request for Expedited Commission Action seeking to have the FERC: (1) clarify the ICT's role in administering the Available Flowgate Capacity (AFC) methodology; (2) clarify the ICT's role in developing the transmission base plan; (3) clarify what the FERC meant when it required Entergy to provide firm transmission rights to customers that pay for supplemental transmission upgrades; and (4) clarify and confirm following Entergy's filing that the FERC will assess SPP's status as being independent of Entergy. The intervenors requested that the FERC act on their Request for Clarification by May 4, 2005. The intervenors filed a separate request for rehearing on April 21, 2005 urging the FERC to impose additional conditions on the approval of the ICT and also re-urging the FERC to reject the pricing proposal contained in the ICT proposal.

On April 21, 2005 Entergy filed a request for clarification or rehearing of the FERC's March 22 declaratory order requesting that the FERC clarify the respective role of Entergy and the ICT in developing the inputs or criteria used to create the Base Plan and in preparing certain studies regarding system expansion. The request for clarification further requests that the FERC clarify that the initial two-year period will commence with the actual start date of ICT operations. In the event that the FERC denies Entergy's request for clarification, then Entergy seeks rehearing on these issues. However, in its request, Entergy requested that FERC not rule on these issues at this time but, instead, that the FERC wait to evaluate these issues until such time as Entergy has filed the more detailed tariff sheets and protocols in its subsequent filing to implement the ICT. Separately, Entergy submitted a letter advising the FERC that it intended to submit on or about May 27, 2005 the filing to implement the ICT proposal. A joint request for rehearing of the ICT declaratory order was also filed by the New Orleans City Council, the LPSC, and the MPSC in which the retail regulators expressed their concerns that the findings reached in the declaratory order may result in an expansion of authority of the ICT "that is unnecessary to achieve the [FERC's] goals and is very likely to result in significant increases in the start-up and operational costs of the ICT." The retail regulators request that the FERC not act on their request for rehearing until Entergy has submitted its filing to implement the ICT.

In addition, as discussed in the Form 10-K, Entergy Louisiana and Entergy Gulf States have filed an application with the LPSC requesting that the LPSC find that the ICT proposal is a prudent and appropriate course of action. An LPSC hearing on the ICT proposal is now scheduled for August 2005.

Interconnection Orders

See the Form 10-K for a discussion of the ALJ Initial Decision and FERC order directing Entergy Louisiana to refund, in the form of transmission credits, approximately $15 million in expenses and tax obligations previously paid by a generator. Entergy's request for rehearing was denied by the FERC.

Available Flowgate Capacity Proceedings

See the Form 10-K for a discussion of proceedings at the FERC involving Entergy's Available Flowgate Capacity (AFC) methodology. On March 22, 2005, the FERC issued an order contemporaneously with the ICT declaratory order discussed above that holds the AFC hearing in abeyance pending action on Entergy's upcoming ICT filing. The order holding the hearing in abeyance further indicated that it would cancel the hearing when the ICT begins to perform its functions. On April 8, 2005 several intervenors filed Emergency Motions for Interim Relief and Expedited Commission Action requesting that, during the interim period before the implementation of the ICT, the FERC (1) institute an audit process to examine and modify Entergy's current AFC process; and (2) require SPP to become involved in the AFC stakeholder process and order certain modifications to Entergy's stakeholder process. The audit process being proposed by the intervenors would not involve an independent auditor, but instead would be an investigation performed by a representative from the intervenors, Entergy, and possibly SPP.  On April 25, 2005, Entergy filed its response to the emergency motion urging the FERC to reject the intervenors' request for the "audit" because the type of investigation proposed by the intervenors would be neither independent nor fair and would only distract from the implementation of the ICT.  Instead, Entergy has proposed that the ICT conduct an independent review of the AFC process and procedures as part of its transition to assuming the identified ICT responsibilities, including the calculation of the AFCs.  Entergy further indicated that it would welcome SPP's participation in the current stakeholder process. On April 21, 2005, the intervenors filed a separate request for rehearing arguing that the FERC must allow the AFC hearing to proceed in parallel with the establishment of the ICT.

Utility Restructuring

Retail-Texas

Previous developments and information related to electric industry restructuring are presented in Note 2 to the consolidated financial statements in the Form 10-K. Refer to "Significant Factors and Known Trends - State and Local Rate Regulation" above for discussion of recent activity at the Texas Legislature.

Federal Legislation

See the Form 10-K for discussion of the comprehensive energy legislation activity in the United States Congress in 2004. In April 2005, the U.S. House of Representatives passed energy legislation containing electricity provisions similar to those discussed in the Form 10-K that were contained in the 2004 legislation, except the 2005 bill passed by the U.S. House does not contain a provision on participant funding. The bill is now pending consideration in the U.S. Senate.

Market and Credit Risks

Commodity Price Risk

As discussed in the Form 10-K, some of the agreements to sell the power produced by Entergy's Non-Utility Nuclear power plants contain provisions that require an Entergy subsidiary to provide collateral to secure its obligations under the agreements. The Entergy subsidiary may be required to provide collateral based upon the difference between the current market and contracted power prices in the regions where the Non-Utility Nuclear business sells its power.  The primary form of the collateral to satisfy these requirements would be an Entergy Corporation guaranty.  Cash and letters of credit are also acceptable forms of collateral.  At March 31, 2005, based on power prices at that time, Entergy had in place as collateral $698.7 million of Entergy Corporation guarantees, $60.0 million of which support letters of credit. In the event of a decrease in Entergy Corporation's credit rating to specified levels below investment grade, Entergy may be required to replace Entergy Corporation guarantees with cash or letters of credit under some of the agreements.

Critical Accounting Estimates

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy's accounting for nuclear decommissioning costs, unbilled revenue, impairment of long-lived assets, pension and other postretirement benefits, and other contingencies. The following is an update to the information provided in the Form 10-K.

Nuclear Decommissioning Costs

In the first quarter of 2005, Entergy's Non-Utility Nuclear business recorded a reduction of $26.0 million in its decommissioning cost liability in conjunction with a new decommissioning cost study as a result of revised decommissioning costs and changes in assumptions regarding the timing of when the decommissioning of a plant will begin. The revised estimate resulted in miscellaneous income of $26.0 million ($15.8 million net-of-tax), reflecting the excess of the reduction in the liability over the amount of undepreciated asset retirement cost.

Recently Issued Accounting Pronouncements

In the first quarter 2005, FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143" (FIN 47). FIN 47 requires companies to recognize at fair value a liability for a conditional asset retirement obligation when incurred, which is generally upon an asset's acquisition, construction, development, or through its normal operation. A conditional asset retirement obligation is generally a legal obligation to incur costs to remove an asset or part of an asset, such as an obligation to comply with environmental regulations and requirements. The obligation is conditional because there is currently no legal requirement to retire or remove the facility that the affected asset is a part of. FIN 47 requires that uncertainty about the timing or method of settlement of a conditional asset retirement obligation be factored into the measurement of the liability when sufficient information becomes available. FIN 47 will be effective for Entergy no later than December 31, 2005. Entergy does not believe that the adoption of FIN 47 will be material to its financial position or results of operations because it estimates that any conditional asset retirement obligations required to be recognized under FIN 47 would be offset by a regulatory asset because of the expected recovery of these future costs in rates.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended March 31, 2005 and 2004
(Unaudited)

	2005	2004
	(In Thousands, Except Share Data)

OPERATING REVENUES
Domestic electric	$1,744,383	$1,701,327
Natural gas	86,950	83,816
Competitive businesses	492,081	466,406
TOTAL	2,323,414	2,251,549

OPERATING EXPENSES
Operating and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	580,082	550,127
Purchased power	499,778	449,520
Nuclear refueling outage expenses	39,810	41,607
Other operation and maintenance	534,666	501,252
Decommissioning	36,998	38,347
Taxes other than income taxes	102,989	97,303
Depreciation and amortization	224,177	210,648
Other regulatory credits - net	(16,765)	(16,089)
TOTAL	2,001,735	1,872,715

OPERATING INCOME	321,679	378,834

OTHER INCOME
Allowance for equity funds used during construction	12,884	7,463
Interest and dividend income	30,890	28,251
Equity in earnings (loss) of unconsolidated equity affiliates	(2,193)	19,819
Miscellaneous - net	25,802	5,167
TOTAL	67,383	60,700

INTEREST AND OTHER CHARGES
Interest on long-term debt	110,752	119,460
Other interest - net	12,164	6,215
Allowance for borrowed funds used during construction	(7,509)	(5,154)
TOTAL	115,407	120,521

INCOME BEFORE INCOME TAXES	273,655	319,013

Income taxes	95,035	105,997

CONSOLIDATED NET INCOME	178,620	213,016

Preferred dividend requirements and other	6,624	5,855

EARNINGS APPLICABLE TO
COMMON STOCK	$171,996	$207,161

Earnings per average common share:
Basic	$0.80	$0.90
Diluted	$0.79	$0.88
Dividends declared per common share	$0.54	$0.45

Average number of common shares outstanding:
Basic	214,128,023	230,264,638
Diluted	218,633,202	234,978,625

See Notes to Consolidated Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2005 and 2004
(Unaudited)

	2005	2004
	(In Thousands)

OPERATING ACTIVITIES
Consolidated net income	$178,620	$213,016
Adjustments to reconcile consolidated net income to net cash flow provided by operating activities:
Reserve for regulatory adjustments	16,561	(2,293)
Other regulatory credits - net	(16,765)	(16,089)
Depreciation, amortization, and decommissioning	261,175	248,996
Deferred income taxes and investment tax credits	22,182	31,683
Equity in earnings (loss) of unconsolidated equity affiliates - net of dividends	2,193	(19,819)
Changes in working capital:
Receivables	145,581	12,757
Fuel inventory	1,011	(11,098)
Accounts payable	(178,410)	(174,659)
Taxes accrued	27,849	51,268
Interest accrued	(12,303)	2,570
Deferred fuel	64,580	59,799
Other working capital accounts	(104,789)	15,747
Provision for estimated losses and reserves	10,551	11,570
Changes in other regulatory assets	14,487	20,013
Other	69,021	(44,688)
Net cash flow provided by operating activities	501,544	398,773

INVESTING ACTIVITIES
Construction/capital expenditures	(282,070)	(253,075)
Allowance for equity funds used during construction	12,884	7,463
Nuclear fuel purchases	(103,606)	(68,083)
Proceeds from sale/leaseback of nuclear fuel	82,658	51,076
Proceeds from sale of assets and businesses	-	21,978
Investment in non-utility properties	(1,476)	(2,791)
Decrease (increase) in other investments	37,280	(15,312)
Purchases of other temporary investments	(1,437,725)	(146,500)
Liquidation of other temporary investments	1,148,725	314,500
Decommissioning trust contributions and realized change in trust assets	(25,081)	(20,895)
Other regulatory investments	-	(25,595)
Net cash flow used in investing activities	(568,411)	(137,234)

See Notes to Consolidated Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2005 and 2004
(Unaudited)

	2005	2004
	(In Thousands)

FINANCING ACTIVITIES
Proceeds from the issuance of:
Long-term debt	257,545	99,250
Common stock and treasury stock	64,280	95,082
Retirement of long-term debt	(296,314)	(21,232)
Repurchase of common stock	(382,593)	(27,969)
Redemption of preferred stock	(2,250)	(2,250)
Changes in credit line borrowings - net	407,925	4,102
Dividends paid:
Common stock	(115,504)	(100,229)
Preferred stock	(6,650)	(5,855)
Net cash flow provided by (used in) financing activities	(73,561)	40,899

Effect of exchange rates on cash and cash equivalents	44	(1,708)

Net increase (decrease) in cash and cash equivalents	(140,384)	300,730

Cash and cash equivalents at beginning of period	619,786	507,433

Cash and cash equivalents at end of period	$479,402	$808,163

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$128,429	$117,721
Income taxes	$10,011	($9,549)
Noncash financing activities:
Proceeds from long-term debt issued for the purpose
of refunding other long-term debt	$45,000	-

See Notes to Consolidated Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
March 31, 2005 and December 31, 2004
(Unaudited)

	2005	2004
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$73,455	$79,136
Temporary cash investments - at cost,
which approximates market	405,947	540,650
Total cash and cash equivalents	479,402	619,786
Other temporary investments	476,950	187,950
Notes receivable	2,064	3,092
Accounts receivable:
Customer	365,366	435,191
Allowance for doubtful accounts	(21,941)	(23,758)
Other	346,686	342,289
Accrued unbilled revenues	378,070	460,039
Total receivables	1,068,181	1,213,761
Deferred fuel costs	21,331	85,911
Accumulated deferred income taxes	83,752	76,899
Fuel inventory - at average cost	126,240	127,251
Materials and supplies - at average cost	575,671	569,407
Deferred nuclear refueling outage costs	116,575	107,782
Prepayments and other	207,100	116,279
TOTAL	3,157,266	3,108,118

OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity	192,333	231,779
Decommissioning trust funds	2,476,143	2,453,406
Non-utility property - at cost (less accumulated depreciation)	223,765	219,717
Other	90,455	90,992
TOTAL	2,982,696	2,995,894

PROPERTY, PLANT AND EQUIPMENT
Electric	29,192,580	29,053,340
Property under capital lease	737,638	738,554
Natural gas	266,867	262,787
Construction work in progress	1,290,830	1,197,551
Nuclear fuel under capital lease	292,392	262,469
Nuclear fuel	327,965	320,813
TOTAL PROPERTY, PLANT AND EQUIPMENT	32,108,272	31,835,514
Less - accumulated depreciation and amortization	13,330,130	13,139,883
PROPERTY, PLANT AND EQUIPMENT - NET	18,778,142	18,695,631

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
SFAS 109 regulatory asset - net	739,575	746,413
Other regulatory assets	1,436,946	1,429,261
Long-term receivables	38,259	39,417
Goodwill	377,172	377,172
Other	916,845	918,871
TOTAL	3,508,797	3,511,134

TOTAL ASSETS	$28,426,901	$28,310,777

See Notes to Consolidated Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY
March 31, 2005 and December 31, 2004
(Unaudited)

	2005	2004
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$490,286	$492,564
Notes payable	118	193
Accounts payable	718,118	896,528
Customer deposits	227,568	222,320
Taxes accrued	255,506	224,011
Interest accrued	132,175	144,478
Obligations under capital leases	133,899	133,847
Other	311,829	218,442
TOTAL	2,269,499	2,332,383

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	5,069,208	5,067,381
Accumulated deferred investment tax credits	394,142	399,228
Obligations under capital leases	175,174	146,060
Other regulatory liabilities	395,945	329,767
Decommissioning and retirement cost liabilities	2,077,101	2,066,277
Transition to competition	79,101	79,101
Regulatory reserves	29,543	103,061
Accumulated provisions	563,161	549,914
Long-term debt	7,444,901	7,016,831
Preferred stock with sinking fund	15,150	17,400
Other	1,533,952	1,541,331
TOTAL	17,777,378	17,316,351

Commitments and Contingencies

Preferred stock without sinking fund	365,337	365,356

SHAREHOLDERS' EQUITY
Common stock, $.01 par value, authorized 500,000,000
shares; issued 248,174,087 shares in 2005 and in 2004	2,482	2,482
Paid-in capital	4,826,797	4,835,375
Retained earnings	5,040,655	4,984,302
Accumulated other comprehensive loss	(116,797)	(93,453)
Less - treasury stock, at cost (35,335,147 shares in 2005 and
31,345,028 shares in 2004)	1,738,450	1,432,019
TOTAL	8,014,687	8,296,687

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$28,426,901	$28,310,777

See Notes to Consolidated Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS, COMPREHENSIVE INCOME, AND PAID-IN CAPITAL
For the Three Months Ended March 31, 2005 and 2004
(Unaudited)

	2005		2004
	(In Thousands)
RETAINED EARNINGS
Retained Earnings - Beginning of period	$4,984,302		$4,502,508

Add - Earnings applicable to common stock	171,996	$171,996	207,161	$207,161

Deduct:
Dividends declared on common stock	115,629		103,762
Other	14		-
Total	115,643		103,762

Retained Earnings - End of period	$5,040,655		$4,605,907

ACCUMULATED OTHER COMPREHENSIVE
INCOME (LOSS) (Net of taxes):
Balance at beginning of period
Accumulated derivative instrument fair value changes	($141,411)		($25,811)
Other accumulated comprehensive income items	47,958		18,016
Total	(93,453)		(7,795)

Net derivative instrument fair value changes
arising during the period	(20,035)	(20,035)	(16,186)	(16,186)

Foreign currency translation adjustments	(44)	(44)	1,708	1,708

Minimum pension liability	(2,053)	(2,053)	-	-

Net unrealized investment gains (losses)	(1,212)	(1,212)	28,766	28,766

Balance at end of period:
Accumulated derivative instrument fair value changes	(161,446)		(41,997)
Other accumulated comprehensive income items	44,649		48,490
Total	($116,797)		$6,493
Comprehensive Income		$148,652		$221,449

PAID-IN CAPITAL
Paid-in Capital - Beginning of period	$4,835,375		$4,767,615

Add: Common stock issuances related to stock plans	(8,578)		24,556

Paid-in Capital - End of period	$4,826,797		$4,792,171

See Notes to Consolidated Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES For the Three Months Ended March 31, 2005 and 2004 (Unaudited)

			Increase/
Description	2005	2004	(Decrease)%
	(Dollars in Millions)

U. S. Utility Electric Operating Revenues:

Residential	$622	$609	$13	2
Commercial	462	435	27	6
Industrial	556	514	42	8
Governmental	45	44	1	2
Total retail	1,685	1,602	83	5
Sales for resale	95	99	(4)	(4)
Other	(36)	-	(36)	-
Total	$1,744	$1,701	$43	3

U. S. Utility Billed Electric Energy
Sales (GWh):
Residential	7,570	7,726	(156)	(2)
Commercial	5,990	5,887	103	2
Industrial	9,596	9,490	106	1
Governmental	609	600	9	2
Total retail	23,765	23,703	62	-
Sales for resale	1,732	2,418	(686)	(28)
Total	25,497	26,121	(624)	(2)

ENTERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. COMMITMENTS AND CONTINGENCIES

Nuclear Insurance

See Note 8 to the consolidated financial statements in the Form 10-K for information on nuclear liability and property and replacement power insurance associated with Entergy's nuclear power plants.

Nuclear Decommissioning and Other Retirement Costs

See Note 8 to the consolidated financial statements in the Form 10-K for information on nuclear decommissioning costs. In the first quarter of 2005, Entergy's Non-Utility Nuclear business recorded a reduction of $26.0 million in its decommissioning cost liability in conjunction with a new decommissioning cost study as a result of revised decommissioning costs and changes in assumptions regarding the timing of when the decommissioning of a plant will begin. The revised estimate resulted in miscellaneous income of $26.0 million ($15.8 million net-of-tax), reflecting the excess of the reduction in the liability over the amount of undepreciated asset retirement cost.

Income Taxes

See Note 8 to the consolidated financial statements in the Form 10-K for information regarding certain material income tax audit matters involving Entergy.

CashPoint Bankruptcy

See Note 8 to the consolidated financial statements in the Form 10-K for information regarding the bankruptcy of CashPoint, which managed a network of payment agents for the domestic utility companies.

Employment Litigation

Entergy Corporation and certain subsidiaries are defendants in numerous lawsuits filed by former employees asserting that they were wrongfully terminated and/or discriminated against on the basis of age, race, sex, or other protected characteristics. The defendant companies deny any liability to the plaintiffs.

NOTE 2. RATE AND REGULATORY MATTERS

Retail Rate Proceedings

See Note 2 to the consolidated financial statements in the Form 10-K for information regarding retail rate proceedings involving the domestic utility companies. The following are updates to the Form 10-K.

Filings with the LPSC

Global Settlement (Entergy Gulf States and Entergy Louisiana)

In March 2005, the LPSC approved a settlement proposal to resolve various dockets covering a range of issues for Entergy Gulf States and Entergy Louisiana. The settlement will result in credits totaling $76 million for retail electricity customers in Entergy Gulf States' Louisiana service territory and credits totaling $14 million for retail electricity customers of Entergy Louisiana. The settlement dismisses Entergy Gulf States' fourth, fifth, sixth, seventh, and eighth annual earnings reviews, Entergy Gulf States' ninth post-merger earnings review and revenue requirement analysis, the continuation of a fuel review for Entergy Gulf States, dockets established to consider issues concerning power purchases for Entergy Gulf States and Entergy Louisiana for the summers of 2001, 2002, 2003, and 2004, all pending and future nuclear uprate cases through May 2005, and an LPSC docket concerning retail issues arising under the System Agreement. The settlement does not include the System Agreement case pending at FERC. In addition, Entergy Gulf States agreed not to seek recovery from customers of $2.0 million of excess refund amounts associated with the fourth through the eighth annual earnings reviews and Entergy Louisiana agreed to forego recovery of $3.5 million of deferred 2003 capacity costs associated with certain power purchase agreements. The credits have been issued in connection with April 2005 billings. Entergy Gulf States and Entergy Louisiana have reserved for the approximate refund amounts.

The settlement includes the establishment of a three-year formula rate plan for Entergy Gulf States that, among other provisions, establishes a ROE mid-point of 10.65% and permits Entergy Gulf States to recover incremental capacity costs outside of a traditional base rate proceeding. Under the formula rate plan, over- and under-earnings outside a 75 basis point bandwidth will be allocated 60% to customers and 40% to Entergy Gulf States. Under the settlement, there is no change to Entergy Gulf States' retail rates at this time. Current rates will remain in place until the first formula rate plan filing in May 2005 and will be reset, if necessary, effective September 1, 2005. If, as a result of the formula rate plan filing in May 2005, Entergy Gulf States is found to have earned an ROE in excess of 10.65% for the 2004 test year, rates will be reset and a refund will be given in an amount sufficient to reduce its ROE to 10.65% effective January 2004.

Retail Rates (Entergy Louisiana)

See Note 2 to consolidated financial statements in the Form 10-K for discussion of Entergy Louisiana's rate filing with the LPSC requesting a base rate increase. In March 2005, the LPSC staff and Entergy Louisiana filed a proposed settlement that includes an annual base rate increase of approximately $18.3 million which was implemented, subject to refund, effective with May 2005 billings. The proposed settlement also includes the adoption of a three-year formula rate plan, the terms of which include a ROE mid-point of 10.25% and permit Entergy Louisiana to recover incremental capacity costs outside of a traditional base rate proceeding. Under the formula rate plan, over- and under-earnings outside an 80 basis point bandwidth will be allocated 60% to customers and 40% to Entergy Louisiana. A decision from the LPSC on the proposed settlement is expected in May 2005.

Filings with the City Council (Entergy New Orleans)

In April 2005, Entergy New Orleans made its annual scheduled formula rate plan filings with the City Council.  The filings show that a decrease of $0.2 million in electric revenues is warranted and an increase of $3.9 million in gas revenues is warranted. The prescribed period for review by the Council's Advisors and other parties has now commenced, and rate adjustments, if any, could be implemented as soon as September 2005.

Deferred Fuel Costs

See Note 2 to the consolidated financial statements in the Form 10-K for information regarding fuel proceedings involving the domestic utility companies. The following are updates to the Form 10-K.

In March 2005, Entergy Arkansas filed with the APSC its energy cost recovery rider for the period April 2005 through March 2006. The filed energy cost rate, which accounts for 15 percent of a typical residential customer's bill using 1,000 kWh per month, increased 31 percent primarily attributable to a true-up adjustment for an under-recovery balance of $11.2 million and a nuclear refueling adjustment resulting from outages scheduled in 2005 at ANO 1 and 2.

In March 2004, Entergy Gulf States filed with the PUCT a fuel reconciliation case covering the period September 2000 through August 2003. Entergy Gulf States is reconciling $1.43 billion of fuel and purchased power costs on a Texas retail basis. This amount includes $8.6 million of under-recovered costs that Entergy Gulf States is asking to reconcile and roll into its fuel over/under-recovery balance to be addressed in the next appropriate fuel proceeding. This case involves imputed capacity and River Bend payment issues similar to those decided adversely in a January 2001 proceeding that is now on appeal. On January 31, 2005, the ALJ issued a Proposal for Decision that recommended disallowing $10.7 million (excluding interest) related to these two issues. In April 2005, the PUCT issued an order reversing in part, the ALJ's Proposal for Decision and allowing Entergy Gulf States to recover a part of its request related to the imputed capacity and River Bend payment issues. The PUCT's order reduced the disallowance in the case to $8.3 million. Both Entergy Gulf States and certain cities served by Entergy Gulf States filed motions for rehearing on these issues. Judicial review may follow PUCT action on the motions. Any disallowance will be netted against Entergy Gulf States' under-recovered costs and will be included in its deferred fuel costs balance.

As discussed in Note 2 to the consolidated financial statements in the Form 10-K, in August 2000, the LPSC authorized its staff to initiate a proceeding to audit the fuel adjustment clause filings of Entergy Louisiana pursuant to a November 1997 LPSC general order. The time period that is the subject of the audit is January 1, 2000 through December 31, 2001. In September 2003, the LPSC staff issued its audit report and recommended a disallowance with regard to one item. The issue relates to the alleged failure to uprate Waterford 3 in a timely manner, a claim that also has been raised in the summer 2001, 2002, and 2003 purchased power proceedings. The settlement approved by the LPSC in March 2005, discussed above, resolves the uprate imprudence disallowance and is no longer at issue in this proceeding.

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

As discussed in Note 2 to the consolidated financial statements in the Form 10-K, the City Council passed resolutions implementing a package of measures developed by Entergy New Orleans and the Council Advisors to protect customers from potential gas price spikes during the 2004 - 2005 winter heating season including the deferral of collection of up to $6.2 million of gas costs associated with a cap on the purchased gas adjustment in November and December 2004 and in the event that the average residential customer's gas bill were to exceed a threshold level. The deferrals of $1.7 million resulting from these caps will receive accelerated recovery over a seven-month period beginning in April 2005.

Electric Industry Restructuring and the Continued Application of SFAS 71

Previous developments and information related to electric industry restructuring are presented in Note 2 to the consolidated financial statements in the Form 10-K.

Texas

See Note 2 to the consolidated financial statements in the Form 10-K for a discussion of the status of retail open access in Entergy Gulf States' Texas service territory and Entergy Gulf States' independent organization request.

In February 2005, bills were submitted in the Texas Legislature that would clarify that Entergy Gulf States is no longer subject to a rate freeze and specify that retail open access will not commence in Entergy Gulf States' Texas service territory until the PUCT certifies a power region. A substitute bill was passed by the Texas House of Representatives in April 2005, and is now being considered by the Texas Senate. The substitute bill changed several provisions of the original bills to address concerns raised in the legislative process. The substitute bill provides that:

  Entergy Gulf States is authorized by the legislation to proceed with a jurisdictional separation into two vertically integrated utilities, one subject solely to the retail jurisdiction of the LPSC and one subject solely to the retail jurisdiction of the PUCT;
  The portions of all prior PUCT orders requiring Entergy Gulf States to comply with any provisions of Texas law governing transition to retail competition are void;
  Entergy Gulf States must file a plan by January 1, 2006, identifying the power region(s) to be considered for certification and the steps and schedule to achieve certification;
  Entergy Gulf States must file a transition to competition plan no later than January 1, 2007, that would mitigate market power and achieve full customer choice, including potentially construction of additional transmission facilities, generation auctions, generation capacity divestiture, reinstatement of a customer choice pilot project, establishment of a price to beat, and other public interest measures;
  Entergy Gulf States may not file a general base rate case in Texas before June 30, 2007, with rates effective no earlier than June 30, 2008, but may seek before then the annual recovery of certain incremental purchased power capacity costs not in excess of five percent of its annual base rate revenues; and
  Entergy Gulf States may recover over a period not to exceed 15 years reasonable and necessary transition to competition costs incurred before the effective date of the legislation and not previously recovered, with an allowance for carrying charges.

NOTE 3. COMMON EQUITY

Common Stock

Earnings per Share

The following tables present Entergy's basic and diluted earnings per share (EPS) calculations included on the consolidated income statement:
	For the Three Months Ended March 31,
	2005		2004
	(In Millions, Except Per Share Data)
		$/share		$/share
Earnings applicable to common stock	$172.0		$207.2

Average number of common shares outstanding - basic	214.1	$0.80	230.3	$0.90
Average dilutive effect of:
Stock Options	4.3	(0.016)	4.5	(0.017)
Deferred Units	0.2	(0.001)	0.2	(0.001)
Average number of common shares outstanding - diluted	218.6	$0.79	235.0	$0.88

Entergy's stock option and other equity compensation plans are discussed in Note 7 to the consolidated financial statements in the Form 10-K.

During the first quarter of 2005, Entergy Corporation issued 1,603,481 shares of its previously repurchased common stock to satisfy stock option exercises and other stock-based awards. During the first quarter of 2005, Entergy Corporation repurchased 5,593,600 shares of common stock for a total purchase price of $382.6 million.

Retained Earnings

On April 12, 2005, Entergy Corporation's Board of Directors declared a common stock dividend of $0.54 per share, payable on June 1, 2005, to holders of record as of May 12, 2005.

NOTE 4. LINES OF CREDIT, RELATED SHORT-TERM BORROWINGS, AND LONG-TERM DEBT

Entergy Corporation has in place two separate revolving credit facilities, a five-year credit facility and a three-year credit facility. The five-year credit facility, which expires in December 2009, has a borrowing capacity of $500 million, of which $75 million was outstanding at March 31, 2005. The three-year credit facility, which expires in May 2007, has a borrowing capacity of $965 million, of which $383 million was outstanding at March 31, 2005. Entergy also has the ability to issue letters of credit against the total borrowing capacity of both credit facilities, and $62.5 million had been issued against the three-year facility at March 31, 2005. The total unused capacity for these facilities as of March 31, 2005 was $944.5 million. The commitment fee for these facilities is currently 0.13% of the line amount. Commitment fees and interest rates on loans under the credit facilities can fluctuate depending on the senior debt ratings of the domestic utility companies.

The short-term borrowings of Entergy's subsidiaries are limited to amounts authorized by the SEC. The current limits authorized are effective through November 30, 2007. In addition to borrowing from commercial banks, Entergy's subsidiaries are authorized to borrow from Entergy's money pool. The money pool is an inter-company borrowing arrangement designed to reduce Entergy's subsidiaries' dependence on external short-term borrowings. Borrowings from the money pool and external borrowings combined may not exceed the SEC authorized limits. As of March 31, 2005, Entergy's subsidiaries' aggregate authorized limit was $1.6 billion and the outstanding borrowings from the money pool were $117.1 million.

Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans each have 364-day credit facilities available as follows:

Company	Expiration Date	Amount of Facility	Amount Drawn as of March 31, 2005

Entergy Arkansas	April 2006	$85 million	-
Entergy Louisiana	July 2005	$15 million (a)	-
Entergy Mississippi	May 2006	$25 million	-
Entergy New Orleans	July 2005	$14 million (a)	-

(a)	The combined amount borrowed by Entergy Louisiana and Entergy New Orleans under these facilities at any one time cannot exceed $15 million.

In April 2005, Entergy Arkansas renewed its 364-day credit facility through April 2006 and Entergy Mississippi renewed its 364-day credit facility through May 2006. Also, Entergy Louisiana and Entergy New Orleans extended their 364-day credit facilities through July 2005. Prior to expiration, it is expected that Entergy Louisiana and Entergy New Orleans will renew their 364-day credit facilities through May 2006.

The 364-day credit facilities have variable interest rates and the average commitment fee is 0.13%. The Entergy Arkansas facility requires it to maintain total shareholders' equity of at least 25% of its total assets.

The following long-term debt has been issued by Entergy in 2005:

	Issue Date	Amount
		(In Thousands)
U.S. Utility
Mortgage Bonds:
5.66% Series due February 2025 - Entergy Arkansas	January 2005	$175,000
6.18% Series due March 2035 - Entergy Gulf States	February 2005	$85,000
Governmental Bonds:
5.00% Series due January 2021, Independence County - Arkansas (Entergy Arkansas)	March 2005	$45,000

The following long-term debt was retired by Entergy in 2005:
	Retirement Date	Amount
		(In Thousands)
U.S. Utility
Mortgage Bonds:
7.00% Series due October 2023 - Entergy Arkansas	February 2005	$175,000
Other Long-term Debt:
Grand Gulf Lease Obligation payment	N/A	$28,790
8.75% Junior Subordinated Deferrable Interest Debentures due 2046 - Entergy Gulf States	March 2005	$87,629
Retirements after the balance sheet date:
9.0% Series due May 2015, West Feliciana Parish - Louisiana (Entergy Gulf States)	May 2005	$45,000
7.5% Series due May 2015, West Feliciana Parish - Louisiana (Entergy Gulf States)	May 2005	$41,600

Entergy Arkansas used the proceeds from the March 2005 issuance to redeem, prior to maturity, $45 million of 6.25% Series of Independence County bonds in April 2005. The issuance is shown as a non-cash transaction on the cash flow statement since the proceeds were placed in a trust and never held as cash by Entergy Arkansas.

NOTE 5. STOCK-BASED COMPENSATION PLANS

Entergy grants stock options, which are described more fully in Note 7 to the consolidated financial statements in the Form 10-K. Effective January 1, 2003, Entergy prospectively adopted the fair value based method of accounting for stock options prescribed by SFAS 123, "Accounting for Stock-Based Compensation." Prior to 2003, Entergy applied the recognition and measurement principles of APB Opinion 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for those plans. Awards under Entergy's plans vest over three years. Therefore, the cost related to stock-based employee compensation included in the determination of net income for 2004 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS 123. There is no pro forma effect for the first quarter 2005 because all non-vested awards are accounted for at fair value. Stock-based compensation expense included in earnings applicable to common stock, net of related tax effects, for the first quarter 2005 is $1.8 million. The following table illustrates the effect on net income and earnings per share for 2004 if Entergy would have historically applied the fair value based method of accounting to stock-based employee compensation.
First Quarter 2004
(In Thousands, Except Per Share Data)

Earnings applicable to common stock	$207,161
Add: Stock-based compensation expense included in earnings applicable to common stock, net of related tax effects	973
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	3,855

Pro forma earnings applicable to common stock	$204,279

Earnings per average common share:
Basic	$0.90
Basic - pro forma	$0.89

Diluted	$0.88
Diluted - pro forma	$0.87

NOTE 6. RETIREMENT AND OTHER POSTRETIREMENT BENEFITS

Components of Net Pension Cost

Entergy's pension cost, including amounts capitalized, for the first quarters of 2005 and 2004, included the following components:
	2005	2004
	(In Thousands)

Service cost - benefits earned during the period	$21,447	$18,735
Interest cost on projected benefit obligation	38,632	36,015
Expected return on assets	(39,513)	(38,725)
Amortization of transition asset	(165)	(191)
Amortization of prior service cost	1,362	1,413
Amortization of loss	7,457	4,401
Net pension costs	$29,220	$21,648

Components of Net Other Postretirement Benefit Cost

Entergy's other postretirement benefit cost, including amounts capitalized, for the first quarters of 2005 and 2004, included the following components:

	2005	2004
	(In Thousands)

Service cost - benefits earned during the period	$9,400	$9,708
Interest cost on APBO	14,290	14,297
Expected return on assets	(4,942)	(4,702)
Amortization of transition obligation	175	1,242
Amortization of prior service cost	(1,979)	(889)
Amortization of loss	7,083	5,954
Net other postretirement benefit cost	$24,027	$25,610

Employer Contributions

Entergy previously disclosed in the Form 10-K that it expected to contribute $185.9 million to its pension plans in 2005. Entergy has elected to make additional contributions of $67.4 million to the plan for a total of $253.3 million in 2005. As of March 31, 2005, Entergy contributed $6.2 million to its pension plans. The April 2005 contribution was $111.5 million. Therefore, Entergy presently anticipates contributing an additional $135.6 million to fund its pension plans in 2005.

Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Medicare Act)

Based on actuarial analysis, the estimated impact of future Medicare subsidies reduced the December 31, 2004 Accumulated Postretirement Benefit Obligation by $161 million, and reduced the first quarter 2005 and 2004 other postretirement benefit cost by $6.8 million and $2.5 million, respectively. Refer to Note 10 to the consolidated financial statements in the Form 10-K for further discussion.

NOTE 7. BUSINESS SEGMENT INFORMATION

Entergy's reportable segments as of March 31, 2005 are U.S. Utility and Non-Utility Nuclear. "All Other" includes the parent company, Entergy Corporation, and other business activity, including the Energy Commodity Services segment, the Competitive Retail Services business, and earnings on the proceeds of sales of previously-owned businesses. The Energy Commodity Services segment was presented as a reportable segment prior to 2005, but it did not meet the quantitative thresholds for a reportable segment in 2004 and, with the sale of Entergy-Koch's businesses in 2004, management does not expect the Energy Commodity Services segment to meet the quantitative thresholds in the foreseeable future. The 2004 information in the table below has been restated to include the Energy Commodity Services segment in the All Other column.

Entergy's segment financial information for the first quarters of 2005 and 2004 is as follows:

	U. S. Utility	Non-Utility Nuclear*	All Other*	Eliminations	Consolidated
	(In Thousands)
2005
Operating Revenues	$1,831,800	$343,575	$165,099	($17,060)	$2,323,414
Equity in earnings of
unconsolidated equity affiliates	-	-	(2,193)	-	(2,193)
Income Taxes (Benefit)	49,049	51,168	(5,182)	-	95,035
Net Income	96,268	77,965	4,460	(73)	178,620
Total Assets	22,986,894	4,631,292	3,288,980	(2,480,265)	28,426,901

2004
Operating Revenues	$1,785,518	$344,848	$136,553	($15,370)	$2,251,549
Equity in earnings of
unconsolidated equity affiliates	-	-	19,819	-	19,819
Income Taxes (Benefit)	72,678	43,695	(10,376)	-	105,997
Net Income	121,513	68,833	22,670	-	213,016
Total Assets	22,497,775	4,440,348	3,411,517	(1,484,892)	28,864,748

Businesses marked with * are sometimes referred to as the "competitive businesses," with the exception of the parent company, Entergy Corporation. Eliminations are primarily intersegment activity.

NOTE 8. OTHER TEMPORARY INVESTMENTS

The consolidated balance sheet as of December 31, 2004 reflects a reclassification from cash and cash equivalents to other temporary investments of $188 million of instruments used in Entergy's cash management program. This reclassification is to present certain highly-liquid auction rate securities as short-term investments rather than as cash equivalents due to the stated tenor of the maturities of these investments. Entergy actively invests its available cash balance in financial instruments, including auction rate securities that have stated maturities of 20 years or more. The auction rate securities provide a high degree of liquidity through features such as 7 and 28 day auctions that allow for the redemption of the securities at their face amount plus earned interest. Because Entergy intends to sell these instruments within one year or less, typically within 28 days of the balance sheet date, they are classified as current assets. A corresponding change was made to the consolidated statement of cash flows for the three months ended March 31, 2004 resulting in reductions of $67 million and $185 million in the amounts presented as cash and cash equivalents as of March 31, 2004 and December 31, 2003.

__________________________________

In the opinion of the management of Entergy Corporation, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals and reclassification of previously reported amounts to conform to current classifications) necessary for a fair statement of the results for the interim periods presented. The business of the U.S. Utility segment, however, is subject to seasonal fluctuations with the peak periods occurring during the third quarter. The results for the interim periods presented should not be used as a basis for estimating results of operations for a full year.

ENTERGY ARKANSAS, INC.

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Net income increased $12.7 million for the first quarter of 2005 compared to the first quarter of 2004 primarily due to higher net revenue.

Net Revenue

Net revenue, which is Entergy Arkansas' measure of gross margin, consists of operating revenues net of: 1) fuel, fuel-related, and purchased power expenses and 2) other regulatory credits. Following is an analysis of the change in net revenue comparing the first quarter of 2005 to the first quarter of 2004.

Amount
(In Millions)

2004 net revenue	$206.8
Deferred fuel cost revisions	15.5
Other	1.4
2005 net revenue	$223.7

The deferred fuel cost revisions variance is primarily due to a revised estimate of fuel costs filed for recovery at Entergy Arkansas in the March 2004 energy cost recovery rider, which reduced net revenue in the first quarter of 2004 by $11.5 million. The remainder of the variance is due to the 2004 energy cost recovery true-up, made in the first quarter of 2005, which increased net revenue by $4.0 million.

Fuel and purchased power expenses

Fuel and purchased power expenses decreased primarily due to decreased deferred fuel costs resulting primarily from the true-ups to the 2004 and 2003 energy cost recovery rider filings.

Other Income Statement Variances

Other income increased primarily due to:

  an increase of $2.3 million in interest and dividend income primarily due to interest of $1.0 million earned on temporary cash investments in 2005 and interest of $0.6 million earned on bond proceeds; and
  an increase of $1.8 million in the allowance for equity funds used during construction primarily due to increased construction expenditures resulting from the steam generator and reactor vessel head replacement at ANO 1.

Income Taxes

The effective income tax rates for the first quarters of 2005 and 2004 were 35.2% and 40.5%, respectively. The difference in the effective income tax rate for the first quarter of 2005 versus the federal statutory rate of 35.0% is primarily due to book and tax differences related to utility plant items in addition to state income taxes net of federal, offset by a downward revision in the estimate of federal income tax expense for prior tax periods. The difference in the effective income tax rate for the first quarter of 2004 versus the federal statutory rate of 35.0% is primarily due to book and tax differences related to utility plant items in addition to state income taxes net of federal.

Liquidity and Capital Resources

Cash Flow

Cash flows for the first quarters of 2005 and 2004 were as follows:
	2005	2004
	(In Thousands)

Cash and cash equivalents at beginning of period	$89,744	$8,834

Cash flow provided by (used in):
Operating activities	143,480	69,392
Investing activities	(52,606)	(49,922)
Financing activities	(18,575)	(10,244)
Net increase in cash and cash equivalents	72,299	9,226

Cash and cash equivalents at end of period	$162,043	$18,060

Operating Activities

Cash flow from operations increased $74.1 million for the first quarter of 2005 compared to the first quarter of 2004 primarily due to money pool activity, the timing of the collection of receivables from customers, and an increase in net income.

Entergy Arkansas' receivables from or (payables to) the money pool were as follows:

March 31, 2005	December 31, 2004	March 31, 2004	December 31, 2003
(In Thousands)

$28,252	$23,561	($42,926)	($69,153)

Money pool activity used $4.7 million of Entergy Arkansas' operating cash flows in the first quarter of 2005 and used $26.2 million in the first quarter of 2004. See Note 4 to the domestic utility companies and System Energy financial statements in the Form 10-K for a description of the money pool.

Investing Activities

Net cash flow used in investing activities increased $2.7 million for the first quarter of 2005 compared to the first quarter of 2004 primarily due to increased construction expenditures resulting from the steam generator and reactor vessel head replacement at ANO 1.

Financing Activities

Net cash flow used in financing activities increased $8.3 million for the first quarter of 2005 compared to the first quarter of 2004 primarily due to a $4.4 million call premium paid on the early redemption of the 7.0% Series of First Mortgage Bonds in February 2005 and the payment of $1.9 million more in common stock dividends. See Note 3 to the domestic utility companies and System Energy financial statements for details of Entergy Arkansas' long-term debt activity in 2005.

Uses and Sources of Capital

See "Management's Financial Discussion and Analysis - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy Arkansas' uses and sources of capital. Following are updates to the information provided in the Form 10-K.

In April 2005, Entergy Arkansas renewed its 364-day credit facility through April 30, 2006. The amount available under the credit facility is $85 million, of which none was drawn at March 31, 2005.

Entergy Arkansas issued long-term debt in 2005 as follows:
Issue Date	Description	Maturity	Amount
			(In Thousands)

January 2005	5.66% Series	February 2025	$175,000
March 2005	5.00% Series	January 2021	$45,000

The proceeds from the January 2005 issuance were used to redeem First Mortgage Bonds as follows:
Retirement Date	Description	Maturity	Amount
			(In Thousands)

February 2005	7.00% Series	October 2023	$175,000

Entergy Arkansas used the proceeds from the March 2005 issuance to redeem, prior to maturity, $45 million of 6.25% Series of Independence County bonds in April 2005. The issuance is shown as a non-cash transaction on the cash flow statement since the proceeds were placed in a trust and never held as cash by Entergy Arkansas.

Significant Factors and Known Trends

See "Management's Financial Discussion and Analysis - Significant Factors and Known Trends" in the Form 10-K for a discussion of utility restructuring, federal regulation and proceedings, market and credit risks, state and local rate regulatory risks, nuclear matters, and environmental risks. Following are updates to the information presented in the Form 10-K.

Federal Regulation

Transmission

See the Form 10-K for a discussion of the petition for declaratory order that Entergy filed with the FERC in January 2005 regarding Entergy's Independent Coordinator of Transmission (ICT) proposal. On March 22, 2005, the FERC issued a declaratory order concluding that: (1) because the Southwest Power Pool (SPP) was the only entity identified as potentially being selected as the ICT and because the SPP is already a "public utility" there was no need to rule on the question of whether the functions of the ICT, alone, would serve to make the ICT a "public utility;" (2) Entergy will continue to be the "transmission provider" for transmission service across its system and that "the presence of SPP as the ICT will not change the existing balance of jurisdiction between [the FERC] and Entergy's retail regulators;" and (3) the FERC "is prepared to grant Entergy's proposed transmission pricing proposal on a two-year experimental basis, subject to certain enhancement and monitoring and reporting conditions." The enhancements referred to by the FERC involve more fully specifying the responsibilities and duties of the ICT, including defining the ICT's role in the preparation of various transmission expansion plans and the performance of studies related to the granting of transmission or interconnection service.

Before Entergy's ICT proposal can be implemented, however, Entergy is required to submit further filings with the FERC regarding the modifications and clarifications to the ICT proposal. Entergy contemplates submitting the necessary filings by the end of May 2005. On April 8, 2005 several intervenors filed an Emergency Request for Clarification and Request for Expedited Commission Action seeking to have the FERC: (1) clarify the ICT's role in administering the Available Flowgate Capacity (AFC) methodology; (2) clarify the ICT's role in developing the transmission base plan; (3) clarify what the FERC meant when it required Entergy to provide firm transmission rights to customers that pay for supplemental transmission upgrades; and (4) clarify and confirm following Entergy's filing that the FERC will assess SPP's status as being independent of Entergy. The intervenors requested that the FERC act on their Request for Clarification by May 4, 2005. The intervenors filed a separate request for rehearing on April 21, 2005 urging the FERC to impose additional conditions on the approval of the ICT and also re-urging the FERC to reject the pricing proposal contained in the ICT proposal.

On April 21, 2005 Entergy filed a request for clarification or rehearing of the FERC's March 22 declaratory order requesting that the FERC clarify the respective role of Entergy and the ICT in developing the inputs or criteria used to create the Base Plan and in preparing certain studies regarding system expansion. The request for clarification further requests that the FERC clarify that the initial two-year period will commence with the actual start date of ICT operations. In the event that the FERC denies Entergy's request for clarification, then Entergy seeks rehearing on these issues. However, in its request, Entergy requested that FERC not rule on these issues at this time but, instead, that the FERC wait to evaluate these issues until such time as Entergy has filed the more detailed tariff sheets and protocols in its subsequent filing to implement the ICT. Separately, Entergy submitted a letter advising the FERC that it intended to submit on or about May 27, 2005 the filing to implement the ICT proposal. A joint request for rehearing of the ICT declaratory order was also filed by the New Orleans City Council, the LPSC, and the MPSC in which the retail regulators expressed their concerns that the findings reached in the declaratory order may result in an expansion of authority of the ICT "that is unnecessary to achieve the [FERC's] goals and is very likely to result in significant increases in the start-up and operational costs of the ICT." The retail regulators request that the FERC not act on their request for rehearing until Entergy has submitted its filing to implement the ICT.

In addition, as discussed in the Form 10-K, Entergy Louisiana and Entergy Gulf States have filed an application with the LPSC requesting that the LPSC find that the ICT proposal is a prudent and appropriate course of action. An LPSC hearing on the ICT proposal is now scheduled for August 2005.

Available Flowgate Capacity Proceeding

See the Form 10-K for a discussion of proceedings at the FERC involving Entergy's Available Flowgate Capacity (AFC) methodology. On March 22, 2005, the FERC issued an order contemporaneously with the ICT declaratory order discussed above that holds the AFC hearing in abeyance pending action on Entergy's upcoming ICT filing. The order holding the hearing in abeyance further indicated that it would cancel the hearing when the ICT begins to perform its functions. On April 8, 2005 several intervenors filed Emergency Motions for Interim Relief and Expedited Commission Action requesting that, during the interim period before the implementation of the ICT, the FERC (1) institute an audit process to examine and modify Entergy's current AFC process; and (2) require SPP to become involved in the AFC stakeholder process and order certain modifications to Entergy's stakeholder process. The audit process being proposed by the intervenors would not involve an independent auditor, but instead would be an investigation performed by a representative from the intervenors, Entergy, and possibly SPP.  On April 25, 2005, Entergy filed its response to the emergency motion urging the FERC to reject the intervenors' request for the "audit" because the type of investigation proposed by the intervenors would be neither independent nor fair and would only distract from the implementation of the ICT.  Instead, Entergy has proposed that the ICT conduct an independent review of the AFC process and procedures as part of its transition to assuming the identified ICT responsibilities, including the calculation of the AFCs.  Entergy further indicated that it would welcome SPP's participation in the current stakeholder process. On April 21, 2005, the intervenors filed a separate request for rehearing arguing that the FERC must allow the AFC hearing to proceed in parallel with the establishment of the ICT.

Critical Accounting Estimates

See "Management's Financial Discussion and Analysis - Critical Accounting Estimates" in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy Arkansas' accounting for nuclear decommissioning costs, unbilled revenue, and pension and other postretirement benefits.

Recently Issued Accounting Pronouncements

In the first quarter 2005, FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143" (FIN 47). FIN 47 requires companies to recognize at fair value a liability for a conditional asset retirement obligation when incurred, which is generally upon an asset's acquisition, construction, development, or through its normal operation. A conditional asset retirement obligation is generally a legal obligation to incur costs to remove an asset or part of an asset, such as an obligation to comply with environmental regulations and requirements. The obligation is conditional because there is currently no legal requirement to retire or remove the facility that the affected asset is a part of. FIN 47 requires that uncertainty about the timing or method of settlement of a conditional asset retirement obligation be factored into the measurement of the liability when sufficient information becomes available. FIN 47 will be effective for Entergy no later than December 31, 2005. Entergy does not believe that the adoption of FIN 47 will be material to its financial position or results of operations because it estimates that any conditional asset retirement obligations required to be recognized under FIN 47 would be offset by a regulatory asset because of the expected recovery of these future costs in rates.

ENTERGY ARKANSAS, INC.
INCOME STATEMENTS
For the Three Months Ended March 31, 2005 and 2004
(Unaudited)

	2005	2004
	(In Thousands)

OPERATING REVENUES
Domestic electric	$367,360	$363,461

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	36,803	59,787
Purchased power	107,632	102,328
Nuclear refueling outage expenses	6,317	6,337
Other operation and maintenance	85,829	84,441
Decommissioning	8,113	9,344
Taxes other than income taxes	9,837	8,396
Depreciation and amortization	51,777	49,668
Other regulatory credits - net	(795)	(5,406)
TOTAL	305,513	314,895

OPERATING INCOME	61,847	48,566

OTHER INCOME
Allowance for equity funds used during construction	3,959	2,193
Interest and dividend income	4,292	2,022
Miscellaneous - net	(632)	(1,050)
TOTAL	7,619	3,165

INTEREST AND OTHER CHARGES
Interest on long-term debt	20,782	19,748
Other interest - net	1,426	883
Allowance for borrowed funds used during construction	(2,011)	(1,301)
TOTAL	20,197	19,330

INCOME BEFORE INCOME TAXES	49,269	32,401

Income taxes	17,338	13,125

NET INCOME	31,931	19,276

Preferred dividend requirements and other	1,944	1,944

EARNINGS APPLICABLE TO
COMMON STOCK	$29,987	$17,332

See Notes to Respective Financial Statements.

ENTERGY ARKANSAS, INC.
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2005 and 2004
(Unaudited)

	2005	2004
	(In Thousands)

OPERATING ACTIVITIES
Net income	$31,931	$19,276
Adjustments to reconcile net income to net cash flow provided by operating activities:
Reserve for regulatory adjustments	(791)	175
Other regulatory credits - net	(795)	(5,406)
Depreciation, amortization, and decommissioning	59,890	59,012
Deferred income taxes and investment tax credits	11,865	37,822
Changes in working capital:
Receivables	53,154	4,917
Fuel inventory	(10,013)	(12,628)
Accounts payable	14,503	(47,474)
Taxes accrued	12,447	(12,647)
Interest accrued	1,621	4,508
Deferred fuel costs	(9,431)	13,222
Other working capital accounts	(59,926)	(13,069)
Provision for estimated losses and reserves	(378)	(3,921)
Changes in other regulatory assets	15,917	7,445
Other	23,486	18,160
Net cash flow provided by operating activities	143,480	69,392

INVESTING ACTIVITIES
Construction expenditures	(54,718)	(50,251)
Allowance for equity funds used during construction	3,959	2,193
Nuclear fuel purchases	(39,615)	-
Proceeds from sale/leaseback of nuclear fuel	39,615	-
Decommissioning trust contributions and realized
change in trust assets	(1,847)	(1,864)
Net cash flow used in investing activities	(52,606)	(49,922)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	173,464	-
Retirement of long-term debt	(179,895)	-
Dividends paid:
Common stock	(10,200)	(8,300)
Preferred stock	(1,944)	(1,944)
Net cash flow used in financing activities	(18,575)	(10,244)

Net increase in cash and cash equivalents	72,299	9,226

Cash and cash equivalents at beginning of period	89,744	8,834

Cash and cash equivalents at end of period	$162,043	$18,060

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period for:
Interest - net of amount capitalized	$18,522	$13,357
Income taxes	-	($5,400)
Noncash financing activities:
Proceeds from long-term debt issued for the purpose
of refunding other long-term debt	$45,000	-

See Notes to Respective Financial Statements.

ENTERGY ARKANSAS, INC.
BALANCE SHEETS
ASSETS
March 31, 2005 and December 31, 2004
(Unaudited)

	2005	2004
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$3,220	$7,133
Temporary cash investments - at cost,
which approximates market	158,823	82,611
Total cash and cash equivalents	162,043	89,744
Accounts receivable:
Customer	69,358	87,131
Allowance for doubtful accounts	(10,994)	(11,039)
Associated companies	64,895	72,472
Other	59,528	72,425
Accrued unbilled revenues	56,691	71,643
Total accounts receivable	239,478	292,632
Deferred fuel costs	16,799	7,368
Accumulated deferred income taxes	16,552	27,306
Fuel inventory - at average cost	14,311	4,298
Materials and supplies - at average cost	85,252	85,076
Deferred nuclear refueling outage costs	29,446	16,485
Prepayments and other	53,571	6,154
TOTAL	617,452	529,063

OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity	11,208	11,208
Decommissioning trust funds	384,541	383,784
Non-utility property - at cost (less accumulated depreciation)	1,452	1,453
Other	2,976	2,976
TOTAL	400,177	399,421

UTILITY PLANT
Electric	6,142,908	6,124,359
Property under capital lease	16,598	17,500
Construction work in progress	254,219	226,172
Nuclear fuel under capital lease	92,576	93,855
Nuclear fuel	10,960	12,201
TOTAL UTILITY PLANT	6,517,261	6,474,087
Less - accumulated depreciation and amortization	2,795,780	2,753,525
UTILITY PLANT - NET	3,721,481	3,720,562

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
SFAS 109 regulatory asset - net	92,201	101,658
Other regulatory assets	406,066	400,174
Other	45,982	42,514
TOTAL	544,249	544,346

TOTAL ASSETS	$5,283,359	$5,193,392

See Notes to Respective Financial Statements.

ENTERGY ARKANSAS, INC.
BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY
March 31, 2005 and December 31, 2004
(Unaudited)

	2005	2004
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$147,000	$147,000
Accounts payable:
Associated companies	76,335	68,829
Other	96,893	89,896
Customer deposits	42,962	41,639
Taxes accrued	63,613	35,874
Interest accrued	22,997	21,376
Obligations under capital leases	49,871	49,816
Other	18,953	19,648
TOTAL	518,624	474,078

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,099,883	1,121,623
Accumulated deferred investment tax credits	67,339	68,452
Obligations under capital leases	59,303	61,538
Other regulatory liabilities	66,271	67,362
Decommissioning	500,857	492,745
Accumulated provisions	34,599	34,977
Long-term debt	1,239,717	1,191,763
Other	233,572	237,447
TOTAL	3,301,541	3,275,907

Commitments and Contingencies

SHAREHOLDERS' EQUITY
Preferred stock without sinking fund	116,350	116,350
Common stock, $0.01 par value, authorized 325,000,000
shares; issued and outstanding 46,980,196 shares in 2005
and 2004	470	470
Paid-in capital	591,127	591,127
Retained earnings	755,247	735,460
TOTAL	1,463,194	1,443,407

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$5,283,359	$5,193,392

See Notes to Respective Financial Statements.

ENTERGY ARKANSAS, INC.
SELECTED OPERATING RESULTS
For the Three Months Ended March 31, 2005 and 2004
(Unaudited)

			Increase/
Description	2005	2004	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$ 135	$ 131	$ 4	3
Commercial	69	65	4	6
Industrial	72	68	4	6
Governmental	4	4	-	-
Total retail	280	268	12	4
Sales for resale
Associated companies	41	54	(13)	(24)
Non-associated companies	51	45	6	13
Other	(5)	(4)	(1)	(25)
Total	$ 367	$ 363	$ 4	1

Billed Electric Energy
Sales (GWh):
Residential	1,890	1,889	1	-
Commercial	1,249	1,213	36	3
Industrial	1,664	1,647	17	1
Governmental	68	64	4	6
Total retail	4,871	4,813	58	1
Sales for resale
Associated companies	1,355	1,672	(317)	(19)
Non-associated companies	1,107	1,273	(166)	(13)
Total	7,333	7,758	(425)	(5)

ENTERGY GULF STATES, INC.

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Net income decreased $18.4 million for the first quarter of 2005 primarily due to lower net revenue and higher other operation and maintenance expenses, partially offset by lower interest expense and a lower effective income tax rate.

Net Revenue

Net revenue, which is Entergy Gulf States' measure of gross margin, consists of operating revenues net of: 1) fuel, fuel-related, and purchased power expenses and 2) other regulatory credits. Following is an analysis of the change in net revenue comparing the first quarter of 2005 to the first quarter of 2004.
Amount
(In Millions)

2004 net revenue	$262.7
Volume/weather	(12.5)
Price applied to unbilled sales	(11.3)
Rate refund provisions	4.2
Other	(1.4)
2005 net revenue	$241.7

The volume/weather variance is primarily due to decreased usage primarily during the unbilled sales period and milder weather.

The price applied to unbilled sales variance results primarily from a decrease in the fuel price applied to unbilled sales.

The rate refund provisions variance is due to provisions recorded in the first quarter of 2004 for potential rate actions and refunds.

Gross operating revenues and fuel and purchased power expenses

Gross operating revenues increased primarily due to an increase of $57.1 million in fuel cost recovery revenues due to higher fuel rates, partially offset by the volume/weather variance and unbilled pricing variance discussed above.

Fuel and purchased power expenses increased primarily due to increased recovery from customers of deferred fuel costs and an increase in the market price of purchased power, partially offset by a decrease in demand.

Other Income Statement Variances

Other operation and maintenance expenses increased $16.9 million primarily due to increases of:

  $4.8 million in nuclear and fossil generation expenses primarily due to both planned off-peak and unplanned maintenance outage costs;
  $3.7 million in benefit costs;
  $2.7 million in general liability and workers compensation provisions; and
  $2.1 million in customer service costs, including vegetation management spending.

Other regulatory credits decreased $2.9 million primarily due to the deferral in 2004 of a gas facility charge related to lower throughput and 2004 credits related to asset retirement obligations.

Interest and other charges decreased $8.1 million primarily due to the retirement of $292 million of First Mortgage Bonds in 2004.

Income Taxes

The effective income tax rates for the first quarters of 2005 and 2004 were 19.6% and 31.9%, respectively. The difference in the effective income tax rate for the first quarter of 2005 versus the federal statutory rate of 35.0% is primarily due to a downward revision in the estimate of federal income tax expense for prior tax periods, book and tax differences related to utility plant items, and flow-through book and tax timing differences. The difference in the effective income tax rate for the first quarter of 2004 versus the federal statutory rate of 35.0% is primarily due to book and tax differences related to utility plant items and the amortization of investment tax credits.

Liquidity and Capital Resources

Cash Flow

Cash flows for the first quarters of 2005 and 2004 were as follows:
	2005	2004
	(In Thousands)

Cash and cash equivalents at beginning of period	$6,974	$206,030

Cash flow provided by (used in):
Operating activities	72,275	57,133
Investing activities	(62,556)	(59,351)
Financing activities	(11,220)	(10,300)
Net decrease in cash and cash equivalents	(1,501)	(12,518)

Cash and cash equivalents at end of period	$5,473	$193,512

Operating Activities

Cash flow from operations increased $15.1 million in the first quarter of 2005 compared to the first quarter of 2004 primarily due to an increase in the collection of customer receivables. The increase was partially offset by money pool activity, which used $40.1 million of Entergy Gulf States' operating cash flows in the first quarter of 2005 compared to using $20.9 million in the first quarter of 2004. Entergy Gulf States' receivables from or (payables to) the money pool were as follows:

March 31, 2005	December 31, 2004	March 31, 2004	December 31, 2003
(In Thousands)

($19,630)	($59,720)	$90,270	$69,354

See Note 4 to the domestic utility companies and System Energy financial statements in the Form 10-K for a description of the money pool.

Investing Activities

Net cash used in investing activities increased $3.2 million for the first quarter of 2005 compared to the same period of 2004 primarily due to the maturity in 2004 of $23.6 million of other investments that provided cash in 2004 as well as an increase in construction expenditures of $9.9 million in 2005 primarily related to transmission reliability and fossil projects. The increase was partially offset by $25.6 million for other regulatory investments in 2004 as a result of fuel cost under-recovery. See Note 1 to the domestic utility companies and System Energy financial statements in the Form 10-K for further discussion of the accounting for fuel costs.

Uses and Sources of Capital

See "Management's Financial Discussion and Analysis - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy Gulf States' uses and sources of capital. Following is an update to the information provided in the Form 10-K.

In February 2005, Entergy Gulf States issued $85 million of 6.18% Series of First Mortgage Bonds due March 2035. Entergy Gulf States used the proceeds to redeem, in March 2005, $87.6 million of 8.75% Series Junior Subordinated Deferrable Interest Debentures due March 2046.

In May 2005, Entergy Gulf States redeemed, prior to maturity, $45 million of 9.0% Series of West Feliciana Parish bonds and $41.6 million of 7.5% Series of West Feliciana Parish bonds.

Significant Factors and Known Trends

See "Management's Financial Discussion and Analysis - Significant Factors and Known Trends" in the Form 10-K for a discussion of transition to retail competition, federal regulation and proceedings, state and local rate regulatory risk, industrial, commercial, and wholesale customers, market and credit risks, nuclear matters, environmental risks, and litigation risks. Following are updates to the information provided in the Form 10-K.

State and Local Rate Regulation

In March 2005, the LPSC approved a settlement proposal to resolve various dockets covering a range of issues for Entergy Gulf States and Entergy Louisiana. The settlement will result in credits of $76 million to retail electricity customers in Entergy Gulf States' Louisiana service territory. The settlement dismisses Entergy Gulf States' fourth, fifth, sixth, seventh, and eighth annual earnings reviews, Entergy Gulf States' ninth post-merger earnings review and revenue requirement analysis, the continuation of a fuel review for Entergy Gulf States, dockets established to consider issues concerning power purchases for the summers of 2001, 2002, 2003, and 2004, all pending and future nuclear uprate cases through May 2005, and an LPSC docket concerning retail issues arising under the System Agreement. The settlement does not include the System Agreement case pending at FERC. In addition, Entergy Gulf States agreed not to seek recovery from customers of $2.0 million of excess refund amounts associated with the fourth through the eighth annual earnings reviews. The credits will be issued in connection with April 2005 billings. Entergy Gulf States has previously reserved for the approximate refund amounts.

The settlement includes the establishment of a three-year formula rate plan for Entergy Gulf States that, among other provisions, establishes an ROE mid-point of 10.65% and permits Entergy Gulf States to recover incremental capacity costs outside of a traditional base rate proceeding. Under the formula rate plan, over- and under-earnings outside a 75 basis point bandwidth will be allocated 60% to the customers and 40% to Entergy Gulf States. Under the settlement, there is no change to Entergy Gulf States' retail rates at this time. Current rates will remain in place until the first formula rate plan filing in May 2005 and will be reset, if necessary, effective September 1, 2005. If, as a result of the formula rate plan filing in May 2005, Entergy Gulf States is found to have earned an ROE in excess of 10.65% for the 2004 test year, rates will be reset and a refund will be given in an amount sufficient to reduce its ROE to 10.65% effective January 2004.

Federal Regulation

System Agreement Litigation

See the Form 10-K for discussion of the proceeding that the LPSC commenced before itself regarding the System Agreement. As noted above in State and Local Rate Regulation, the settlement of various issues involving Entergy Gulf States and Entergy Louisiana that was approved by the LPSC has resolved the System Agreement proceeding before the LPSC, which has been dismissed without prejudice.

Transmission

See the Form 10-K for a discussion of the petition for declaratory order that Entergy filed with the FERC in January 2005 regarding Entergy's Independent Coordinator of Transmission (ICT) proposal. On March 22, 2005, the FERC issued a declaratory order concluding that: (1) because the Southwest Power Pool (SPP) was the only entity identified as potentially being selected as the ICT and because the SPP is already a "public utility" there was no need to rule on the question of whether the functions of the ICT, alone, would serve to make the ICT a "public utility;" (2) Entergy will continue to be the "transmission provider" for transmission service across its system and that "the presence of SPP as the ICT will not change the existing balance of jurisdiction between [the FERC] and Entergy's retail regulators;" and (3) the FERC "is prepared to grant Entergy's proposed transmission pricing proposal on a two-year experimental basis, subject to certain enhancement and monitoring and reporting conditions." The enhancements referred to by the FERC involve more fully specifying the responsibilities and duties of the ICT, including defining the ICT's role in the preparation of various transmission expansion plans and the performance of studies related to the granting of transmission or interconnection service.

Before Entergy's ICT proposal can be implemented, however, Entergy is required to submit further filings with the FERC regarding the modifications and clarifications to the ICT proposal. Entergy contemplates submitting the necessary filings by the end of May 2005. On April 8, 2005 several intervenors filed an Emergency Request for Clarification and Request for Expedited Commission Action seeking to have the FERC: (1) clarify the ICT's role in administering the Available Flowgate Capacity (AFC) methodology; (2) clarify the ICT's role in developing the transmission base plan; (3) clarify what the FERC meant when it required Entergy to provide firm transmission rights to customers that pay for supplemental transmission upgrades; and (4) clarify and confirm following Entergy's filing that the FERC will assess SPP's status as being independent of Entergy. The intervenors requested that the FERC act on their Request for Clarification by May 4, 2005. The intervenors filed a separate request for rehearing on April 21, 2005 urging the FERC to impose additional conditions on the approval of the ICT and also re-urging the FERC to reject the pricing proposal contained in the ICT proposal.

On April 21, 2005 Entergy filed a request for clarification or rehearing of the FERC's March 22 declaratory order requesting that the FERC clarify the respective role of Entergy and the ICT in developing the inputs or criteria used to create the Base Plan and in preparing certain studies regarding system expansion. The request for clarification further requests that the FERC clarify that the initial two-year period will commence with the actual start date of ICT operations. In the event that the FERC denies Entergy's request for clarification, then Entergy seeks rehearing on these issues. However, in its request, Entergy requested that FERC not rule on these issues at this time but, instead, that the FERC wait to evaluate these issues until such time as Entergy has filed the more detailed tariff sheets and protocols in its subsequent filing to implement the ICT. Separately, Entergy submitted a letter advising the FERC that it intended to submit on or about May 27, 2005 the filing to implement the ICT proposal. A joint request for rehearing of the ICT declaratory order was also filed by the New Orleans City Council, the LPSC, and the MPSC in which the retail regulators expressed their concerns that the findings reached in the declaratory order may result in an expansion of authority of the ICT "that is unnecessary to achieve the [FERC's] goals and is very likely to result in significant increases in the start-up and operational costs of the ICT." The retail regulators request that the FERC not act on their request for rehearing until Entergy has submitted its filing to implement the ICT.

In addition, as discussed in the Form 10-K, Entergy Louisiana and Entergy Gulf States have filed an application with the LPSC requesting that the LPSC find that the ICT proposal is a prudent and appropriate course of action. An LPSC hearing on the ICT proposal is now scheduled for August 2005.

Available Flowgate Capacity Proceedings

See the Form 10-K for a discussion of proceedings at the FERC involving Entergy's Available Flowgate Capacity (AFC) methodology. On March 22, 2005, the FERC issued an order contemporaneously with the ICT declaratory order discussed above that holds the AFC hearing in abeyance pending action on Entergy's upcoming ICT filing. The order holding the hearing in abeyance further indicated that it would cancel the hearing when the ICT begins to perform its functions. On April 8, 2005 several intervenors filed Emergency Motions for Interim Relief and Expedited Commission Action requesting that, during the interim period before the implementation of the ICT, the FERC (1) institute an audit process to examine and modify Entergy's current AFC process; and (2) require SPP to become involved in the AFC stakeholder process and order certain modifications to Entergy's stakeholder process. The audit process being proposed by the intervenors would not involve an independent auditor, but instead would be an investigation performed by a representative from the intervenors, Entergy, and possibly SPP.  On April 25, 2005, Entergy filed its response to the emergency motion urging the FERC to reject the intervenors' request for the "audit" because the type of investigation proposed by the intervenors would be neither independent nor fair and would only distract from the implementation of the ICT.  Instead, Entergy has proposed that the ICT conduct an independent review of the AFC process and procedures as part of its transition to assuming the identified ICT responsibilities, including the calculation of the AFCs.  Entergy further indicated that it would welcome SPP's participation in the current stakeholder process. On April 21, 2005, the intervenors filed a separate request for rehearing arguing that the FERC must allow the AFC hearing to proceed in parallel with the establishment of the ICT.

Transition to Retail Competition

See "Management's Financial Discussion and Analysis - Significant Factors and Known Trends" in the Form 10-K for a discussion of the status of retail open access in Entergy Gulf States' Texas service territory and Entergy Gulf States' independent organization request.

In February 2005, bills were submitted in the Texas Legislature that would clarify that Entergy Gulf States is no longer subject to a rate freeze and specify that retail open access will not commence in Entergy Gulf States' Texas service territory until the PUCT certifies a power region. A substitute bill was passed by the Texas House of Representatives in April 2005, and is now being considered by the Texas Senate. The substitute bill changed several provisions of the original bills to address concerns raised in the legislative process. The substitute bill provides that:

  Entergy Gulf States is authorized by the legislation to proceed with a jurisdictional separation into two vertically integrated utilities, one subject solely to the retail jurisdiction of the LPSC and one subject solely to the retail jurisdiction of the PUCT;
  The portions of all prior PUCT orders requiring Entergy Gulf States to comply with any provisions of Texas law governing transition to retail competition are void;
  Entergy Gulf States must file a plan by January 1, 2006, identifying the power region(s) to be considered for certification and the steps and schedule to achieve certification;
  Entergy Gulf States must file a transition to competition plan no later than January 1, 2007, that would mitigate market power and achieve full customer choice, including potentially construction of additional transmission facilities, generation auctions, generation capacity divestiture, reinstatement of a customer choice pilot project, establishment of a price to beat, and other public interest measures;
  Entergy Gulf States may not file a general base rate case in Texas before June 30, 2007, with rates effective no earlier than June 30, 2008, but may seek before then the annual recovery of certain incremental purchased power capacity costs not in excess of five percent of its annual base rate revenues; and
  Entergy Gulf States may recover over a period not to exceed 15 years reasonable and necessary transition to competition costs incurred before the effective date of the legislation and not previously recovered, with an allowance for carrying charges.

Critical Accounting Estimates

See "Management's Financial Discussion and Analysis - Critical Accounting Estimates" in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy Gulf States' accounting for nuclear decommissioning costs, SFAS 143, the application of SFAS 71, unbilled revenue, and pension and other postretirement benefits.

Recently Issued Accounting Pronouncements

In the first quarter 2005, FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143" (FIN 47). FIN 47 requires companies to recognize at fair value a liability for a conditional asset retirement obligation when incurred, which is generally upon an asset's acquisition, construction, development, or through its normal operation. A conditional asset retirement obligation is generally a legal obligation to incur costs to remove an asset or part of an asset, such as an obligation to comply with environmental regulations and requirements. The obligation is conditional because there is currently no legal requirement to retire or remove the facility that the affected asset is a part of. FIN 47 requires that uncertainty about the timing or method of settlement of a conditional asset retirement obligation be factored into the measurement of the liability when sufficient information becomes available. FIN 47 will be effective for Entergy no later than December 31, 2005. Entergy does not believe that the adoption of FIN 47 will be material to its financial position or results of operations because it estimates that any conditional asset retirement obligations required to be recognized under FIN 47 would be offset by a regulatory asset because of the expected recovery of these future costs in rates.

ENTERGY GULF STATES, INC.
INCOME STATEMENTS
For the Three Months Ended March 31, 2005 and 2004
(Unaudited)

	2005	2004
	(In Thousands)

OPERATING REVENUES
Domestic electric	$652,395	$612,371
Natural gas	26,855	26,625
TOTAL	679,250	638,996

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	219,956	177,713
Purchased power	217,736	201,654
Nuclear refueling outage expenses	4,071	3,193
Other operation and maintenance	108,693	91,829
Decommissioning	2,298	3,730
Taxes other than income taxes	30,538	29,722
Depreciation and amortization	48,736	45,868
Other regulatory credits - net	(121)	(3,025)
TOTAL	631,907	550,684

OPERATING INCOME	47,343	88,312

OTHER INCOME
Allowance for equity funds used during construction	4,799	2,520
Interest and dividend income	3,435	3,849
Miscellaneous - net	651	1,884
TOTAL	8,885	8,253

INTEREST AND OTHER CHARGES
Interest on long-term debt	28,225	35,388
Other interest - net	1,985	1,814
Allowance for borrowed funds used during construction	(3,006)	(1,914)
TOTAL	27,204	35,288

INCOME BEFORE INCOME TAXES	29,024	61,277

Income taxes	5,675	19,549

NET INCOME	23,349	41,728

Preferred dividend requirements and other	1,063	1,150

EARNINGS APPLICABLE TO
COMMON STOCK	$22,286	$40,578

See Notes to Respective Financial Statements.

ENTERGY GULF STATES, INC.
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2005 and 2004
(Unaudited)

	2005	2004
	(In Thousands)

OPERATING ACTIVITIES
Net income	$23,349	$41,728
Adjustments to reconcile net income to net cash flow provided by operating activities:
Reserve for regulatory adjustments	11,848	4,407
Other regulatory credits - net	(121)	(3,025)
Depreciation, amortization, and decommissioning	51,034	49,598
Deferred income taxes and investment tax credits	4,346	3,885
Changes in working capital:
Receivables	21,439	(22,442)
Fuel inventory	5,864	(1,298)
Accounts payable	(79,017)	(69,718)
Taxes accrued	(6,108)	13,369
Interest accrued	1,917	7,262
Deferred fuel costs	33,983	32,206
Other working capital accounts	(10,142)	27,274
Provision for estimated losses and reserves	623	403
Changes in other regulatory assets	5,879	875
Other	7,381	(27,391)
Net cash flow provided by operating activities	72,275	57,133

INVESTING ACTIVITIES
Construction expenditures	(66,813)	(56,889)
Allowance for equity funds used during construction	4,799	2,520
Nuclear fuel purchases	(2)	(5,616)
Proceeds from sale/leaseback of nuclear fuel	54	5,616
Investment in subsidiaries		-
Decommissioning trust contributions and realized
change in trust assets	(3,223)	(2,966)
Changes in other investments - net	2,629	23,579
Other regulatory investments	-	(25,595)
Net cash flow used in investing activities	(62,556)	(59,351)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	84,148	-
Retirement of long-term debt	(87,629)	-
Redemption of preferred stock	(2,250)	(2,250)
Dividends paid:
Common stock	(4,400)	(6,900)
Preferred stock	(1,089)	(1,150)
Net cash flow used in financing activities	(11,220)	(10,300)

Net decrease in cash and cash equivalents	(1,501)	(12,518)

Cash and cash equivalents at beginning of period	6,974	206,030

Cash and cash equivalents at end of period	$5,473	$193,512

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$26,465	$33,346

See Notes to Respective Financial Statements.

ENTERGY GULF STATES, INC.
BALANCE SHEETS
ASSETS
March 31, 2005 and December 31, 2004
(Unaudited)

	2005	2004
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$3,749	$5,627
Temporary cash investments - at cost,
which approximates market	1,724	1,347
Total cash and cash equivalents	5,473	6,974
Accounts receivable:
Customer	100,722	124,801
Allowance for doubtful accounts	(1,968)	(2,687)
Associated companies	42,841	13,980
Other	41,005	40,697
Accrued unbilled revenues	110,471	137,719
Total accounts receivable	293,071	314,510
Deferred fuel costs	56,141	90,124
Accumulated deferred income taxes	27,425	14,339
Fuel inventory - at average cost	43,794	49,658
Materials and supplies - at average cost	103,104	101,922
Prepayments and other	25,957	20,556
TOTAL	554,965	598,083

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	293,909	290,952
Non-utility property - at cost (less accumulated depreciation)	93,722	94,052
Other	20,088	22,012
TOTAL	407,719	407,016

UTILITY PLANT
Electric	8,449,863	8,418,119
Natural gas	80,191	78,627
Construction work in progress	356,073	331,703
Nuclear fuel under capital lease	66,532	71,279
TOTAL UTILITY PLANT	8,952,659	8,899,728
Less - accumulated depreciation and amortization	4,086,881	4,047,182
UTILITY PLANT - NET	4,865,778	4,852,546

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
SFAS 109 regulatory asset - net	444,421	444,799
Other regulatory assets	281,213	285,017
Long-term receivables	22,069	23,228
Other	41,365	44,713
TOTAL	789,068	797,757

TOTAL ASSETS	$6,617,530	$6,655,402

See Notes to Respective Financial Statements.

ENTERGY GULF STATES, INC.
BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY
March 31, 2005 and December 31, 2004
(Unaudited)

	2005	2004
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$98,000	$98,000
Accounts payable:
Associated companies	115,386	153,069
Other	106,003	147,337
Customer deposits	54,910	53,229
Taxes accrued	33,416	22,882
Accumulated deferred income taxes		-
Interest accrued	34,659	32,742
Deferred fuel costs	-	-
Obligations under capital leases	33,516	33,518
Global Settlement refund	76,079	-
Other	14,647	19,912
TOTAL	566,616	560,689

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,536,567	1,533,804
Accumulated deferred investment tax credits	137,189	138,616
Obligations under capital leases	33,016	37,711
Other regulatory liabilities	44,849	34,009
Decommissioning and retirement cost liabilities	155,442	152,095
Transition to competition	79,098	79,098
Regulatory reserves	17,224	81,455
Accumulated provisions	68,710	66,875
Long-term debt	1,888,820	1,891,478
Preferred stock with sinking fund	15,150	17,400
Other	224,191	229,408
TOTAL	4,200,256	4,261,949

Commitments and Contingencies

SHAREHOLDERS' EQUITY
Preferred stock without sinking fund	47,327	47,327
Common stock, no par value, authorized 200,000,000
shares; issued and outstanding 100 shares in 2005 and 2004	114,055	114,055
Paid-in capital	1,157,486	1,157,486
Retained earnings	531,068	513,182
Accumulated other comprehensive income	722	714
TOTAL	1,850,658	1,832,764

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$6,617,530	$6,655,402

See Notes to Respective Financial Statements.

ENTERGY GULF STATES, INC.
STATEMENTS OF RETAINED EARNINGS AND COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2005 and 2004
(Unaudited)

	2005		2004
	(In Thousands)
RETAINED EARNINGS
Retained Earnings - Beginning of period	$513,182		$419,690

Add: Net Income	23,349	$23,349	41,728	$41,728

Deduct:
Dividends declared on common stock	4,400		6,900
Preferred dividend requirements and other	1,063	1,063	1,150	1,150
	5,463		8,050

Retained Earnings - End of period	$531,068		$453,368

ACCUMULATED OTHER COMPREHENSIVE
INCOME (Net of Taxes):
Balance at beginning of period:
Accumulated derivative instrument fair value changes	$714		$3,912

Net derivative instrument fair value changes
arising during the period	8	8	(543)	(543)

Balance at end of period:
Accumulated derivative instrument fair value changes	$722		$3,369
Comprehensive Income		$22,294		$40,035

See Notes to Respective Financial Statements.

ENTERGY GULF STATES, INC.
SELECTED OPERATING RESULTS
For the Three Months Ended March 31, 2005 and 2004
(Unaudited)

			Increase/
Description	2005	2004	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$196	$184	$12	7
Commercial	159	142	17	12
Industrial	244	212	32	15
Governmental	10	9	1	11
Total retail	609	547	62	11
Sales for resale
Associated companies	26	13	13	100
Non-associated companies	32	45	(13)	(29)
Other	(15)	7	(22)	(314)
Total	$652	$612	$40	7

Billed Electric Energy
Sales (GWh):
Residential	2,155	2,188	(33)	(2)
Commercial	1,914	1,862	52	3
Industrial	3,981	3,923	58	1
Governmental	105	111	(6)	(5)
Total retail	8,155	8,084	71	1
Sales for resale
Associated companies	565	311	254	82
Non-associated companies	539	1,022	(483)	(47)
Total	9,259	9,417	(158)	(2)

ENTERGY LOUISIANA, INC.

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Entergy Louisiana's net income for first quarter 2005 was $1.8 million, which is a decrease of $19.4 million for the first quarter of 2005 compared to the first quarter of 2004 primarily due to lower net revenue, higher other operation and maintenance expenses, higher depreciation and amortization expenses, and higher interest charges, partially offset by higher interest income.

Net Revenue

Net revenue, which is Entergy Louisiana's measure of gross margin, consists of operating revenues net of: 1) fuel, fuel-related, and purchased power expenses and 2) other regulatory credits. Following is an analysis of the change in net revenue comparing the first quarter of 2005 to the first quarter of 2004.
Amount
(In Millions)

2004 net revenue	$197.2
Volume/weather	(9.6)
Rate refund provisions	(5.1)
Other	2.2
2005 net revenue	$184.7

The volume/weather variance is due to a total decrease of 131 GWh in weather-adjusted usage, primarily in the residential sector, and decreased usage during the unbilled sales period, partially offset by the effect of milder weather in the first quarter of 2004.

The rate refund provisions variance is primarily due to provisions recorded in the first quarter of 2005 as a result of a settlement approved by the LPSC in March 2005. The settlement is discussed in Note 2 to the domestic utility companies and System Energy financial statements.

Fuel and purchased power expenses and other regulatory credits

Fuel and purchased power expenses increased primarily due to:

  an increase in the market prices of natural gas and purchased power; and
  an increase in the recovery from customers of deferred fuel costs.

The increase was partially offset by decreased demand.

Other regulatory credits increased primarily due to the deferral in the first quarter of 2005 of capacity charges related to generation resource planning as allowed by the LPSC.

Other Income Statement Variances

Other operation and maintenance expenses increased primarily due to:

  an increase of $3.4 million in benefit costs;
  an increase of $2.3 million in fossil plant planned off-peak maintenance outage costs; and
  an increase of $1.5 million in casualty reserves.

Depreciation and amortization expenses increased primarily due to an increase in plant in service.

Other income increased primarily due to:

  an increase of $1.2 million in the allowance for equity funds used during construction due to an increase in construction expenditures related to transmission and nuclear projects; and
  an increase of $1.3 million in interest and dividend income primarily due to interest earned on temporary cash investments.

  Interest charges increased primarily due to:

    interest accrued on past transmission construction collections from a cogenerator in accordance with a December 2004 FERC order; and
    the net issuance of $98 million of First Mortgage Bonds in 2004.

  Income Taxes

  The effective income tax rates for the first quarters of 2005 and 2004 were 32.1% and 37.2%, respectively. The difference in the effective income tax rate for the first quarter of 2005 versus the federal statutory rate of 35.0% is primarily due to the amortization of investment tax credits and book and tax differences related to the allowance for funds used during construction, partially offset by state income taxes and book and tax differences related to utility plant items. The difference in the effective income tax rate for the first quarter of 2004 versus the federal statutory rate of 35.0% is primarily due to book and tax differences related to utility plant items and state income taxes, partially offset by the amortization of investment tax credits.

  Liquidity and Capital Resources

  Cash Flow

  Cash flows for the first quarters of 2005 and 2004 were as follows:
	2005	2004
	(In Thousands)

Cash and cash equivalents at beginning of period	$146,049	$8,787

Cash flow provided by (used in):
Operating activities	82,815	8,562
Investing activities	(56,705)	(44,571)
Financing activities	(3,478)	82,763
Net increase in cash and cash equivalents	22,632	46,754

Cash and cash equivalents at end of period	$168,681	$55,541

  Operating Activities

  Cash flow from operations increased $74.3 million in the first quarter of 2005 compared to the first quarter of 2004 primarily due to money pool activity which provided $11.2 million of Entergy Louisiana's operating cash flows in the first quarter of 2005 and used $66.9 million in the first quarter of 2004. Entergy Louisiana's receivables from or (payables to) the money pool were as follows:

March 31, 2005	December 31, 2004	March 31, 2004	December 31, 2003
(In Thousands)

$29,378	$40,549	$25,626	($41,317)

  See Note 4 to the domestic utility companies and System Energy financial statements in the Form 10-K for a description of the money pool.

  Investing Activities

  The increase of $12.1 million in net cash used by investing activities for the first quarter of 2005 compared to the first quarter of 2004 is primarily due to increased spending on transmission and nuclear projects.

  Financing Activities

  Entergy Louisiana used $3.5 million of cash for financing activities in the first quarter of 2005 compared to providing $82.8 million in the first quarter of 2004 primarily due to the issuance of $100 million of 5.5% Series First Mortgage Bonds in March 2004, partially offset by a principal payment of $14.8 million in 2004 for the Waterford Lease Obligation.

  Uses and Sources of Capital

  See "Management's Financial Discussion and Analysis - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy Louisiana's uses and sources of capital. Following are updates to the information provided in the Form 10-K.

  As discussed in the Form 10-K, Entergy Louisiana has a 364-day credit facility in the amount of $15 million. The credit facility's expiration has been extended to July 2005, and it is expected that this facility will be renewed prior to expiration.

  Regarding the planned Perryville plant acquisition by Entergy Louisiana, the FERC has denied rehearing of its October 2004 order disclaiming jurisdiction over the acquisition. Also, the LPSC hearing on the acquisition scheduled for March 2005 was held and in April 2005 the LPSC approved the acquisition and the long-term cost-of-service purchased power agreement under which Entergy Gulf States will purchase 75 percent of the plant's output. Entergy Louisiana expects the Perryville acquisition to close in mid-2005.

  Significant Factors and Known Trends

  See "Management's Financial Discussion and Analysis - Significant Factors and Known Trends" in the Form 10-K for a discussion of utility restructuring, state rate regulation, federal regulation and proceedings, industrial and commercial customers, market and credit risks, nuclear matters, environmental risks, and litigation risks. Following are updates to the information provided in the Form 10-K.

  State and Local Rate Regulation

  In March 2005, the LPSC approved a settlement proposal to resolve various dockets covering a range of issues for Entergy Gulf States and Entergy Louisiana. The settlement will result in credits of $14 million to retail electricity customers of Entergy Louisiana. The settlement dismisses, among other dockets, dockets established to consider issues concerning power purchases for Entergy Louisiana for the summers of 2001, 2002, 2003, and 2004, all pending and future nuclear uprate cases through May 2005, and an LPSC docket concerning retail issues arising under the System Agreement. The settlement does not include the System Agreement case pending at FERC. In addition, Entergy Louisiana agreed to forego recovery of $3.5 million of deferred 2003 capacity costs associated with certain power purchase agreements. The credits will be issued in connection with April 2005 billings. Entergy Louisiana has reserved for the approximate refund amounts.

  Refer to "Management's Financial Discussion and Analysis - State Rate Regulation" in the Form 10-K for discussion of Entergy Louisiana's rate filing with the LPSC requesting a base rate increase. In March 2005, the LPSC staff and Entergy Louisiana filed a proposed settlement that includes an annual base rate increase of approximately $18.3 million which was implemented, subject to refund, effective with May 2005 billings. The proposed settlement also includes the adoption of a three-year formula rate plan, the terms of which include a ROE mid-point of 10.25% and permit Entergy Louisiana to recover incremental capacity costs outside of a traditional base rate proceeding. Under the formula rate plan, over- and under-earnings outside an 80 basis point bandwidth will be allocated 60% to the customers and 40% to Entergy Louisiana. A decision from the LPSC is expected in May 2005.

  Federal Regulation

  System Agreement Litigation

  See the Form 10-K for discussion of the proceeding that the LPSC commenced before itself regarding the System Agreement. As noted above in State and Local Rate Regulation, the settlement of various issues involving Entergy Gulf States and Entergy Louisiana that was approved by the LPSC has resolved the System Agreement proceeding before the LPSC, which has been dismissed without prejudice.

  Transmission

  See the Form 10-K for a discussion of the petition for declaratory order that Entergy filed with the FERC in January 2005 regarding Entergy's Independent Coordinator of Transmission (ICT) proposal. On March 22, 2005, the FERC issued a declaratory order concluding that: (1) because the Southwest Power Pool (SPP) was the only entity identified as potentially being selected as the ICT and because the SPP is already a "public utility" there was no need to rule on the question of whether the functions of the ICT, alone, would serve to make the ICT a "public utility;" (2) Entergy will continue to be the "transmission provider" for transmission service across its system and that "the presence of SPP as the ICT will not change the existing balance of jurisdiction between [the FERC] and Entergy's retail regulators;" and (3) the FERC "is prepared to grant Entergy's proposed transmission pricing proposal on a two-year experimental basis, subject to certain enhancement and monitoring and reporting conditions." The enhancements referred to by the FERC involve more fully specifying the responsibilities and duties of the ICT, including defining the ICT's role in the preparation of various transmission expansion plans and the performance of studies related to the granting of transmission or interconnection service.

  Before Entergy's ICT proposal can be implemented, however, Entergy is required to submit further filings with the FERC regarding the modifications and clarifications to the ICT proposal. Entergy contemplates submitting the necessary filings by the end of May 2005. On April 8, 2005 several intervenors filed an Emergency Request for Clarification and Request for Expedited Commission Action seeking to have the FERC: (1) clarify the ICT's role in administering the Available Flowgate Capacity (AFC) methodology; (2) clarify the ICT's role in developing the transmission base plan; (3) clarify what the FERC meant when it required Entergy to provide firm transmission rights to customers that pay for supplemental transmission upgrades; and (4) clarify and confirm following Entergy's filing that the FERC will assess SPP's status as being independent of Entergy. The intervenors requested that the FERC act on their Request for Clarification by May 4, 2005. The intervenors filed a separate request for rehearing on April 21, 2005 urging the FERC to impose additional conditions on the approval of the ICT and also re-urging the FERC to reject the pricing proposal contained in the ICT proposal.

  On April 21, 2005 Entergy filed a request for clarification or rehearing of the FERC's March 22 declaratory order requesting that the FERC clarify the respective role of Entergy and the ICT in developing the inputs or criteria used to create the Base Plan and in preparing certain studies regarding system expansion. The request for clarification further requests that the FERC clarify that the initial two-year period will commence with the actual start date of ICT operations. In the event that the FERC denies Entergy's request for clarification, then Entergy seeks rehearing on these issues. However, in its request, Entergy requested that FERC not rule on these issues at this time but, instead, that the FERC wait to evaluate these issues until such time as Entergy has filed the more detailed tariff sheets and protocols in its subsequent filing to implement the ICT. Separately, Entergy submitted a letter advising the FERC that it intended to submit on or about May 27, 2005 the filing to implement the ICT proposal. A joint request for rehearing of the ICT declaratory order was also filed by the New Orleans City Council, the LPSC, and the MPSC in which the retail regulators expressed their concerns that the findings reached in the declaratory order may result in an expansion of authority of the ICT "that is unnecessary to achieve the [FERC's] goals and is very likely to result in significant increases in the start-up and operational costs of the ICT." The retail regulators request that the FERC not act on their request for rehearing until Entergy has submitted its filing to implement the ICT.

  In addition, as discussed in the Form 10-K, Entergy Louisiana and Entergy Gulf States have filed an application with the LPSC requesting that the LPSC find that the ICT proposal is a prudent and appropriate course of action. An LPSC hearing on the ICT proposal is now scheduled for August 2005.

  Interconnection Orders

  See the Form 10-K for a discussion of the ALJ Initial Decision and FERC order directing Entergy Louisiana to refund, in the form of transmission credits, approximately $15 million in expenses and tax obligations previously paid by a generator. Entergy's request for rehearing was denied by the FERC.

  Available Flowgate Capacity Proceedings

  See the Form 10-K for a discussion of proceedings at the FERC involving Entergy's Available Flowgate Capacity (AFC) methodology. On March 22, 2005, the FERC issued an order contemporaneously with the ICT declaratory order discussed above that holds the AFC hearing in abeyance pending action on Entergy's upcoming ICT filing. The order holding the hearing in abeyance further indicated that it would cancel the hearing when the ICT begins to perform its functions. On April 8, 2005 several intervenors filed Emergency Motions for Interim Relief and Expedited Commission Action requesting that, during the interim period before the implementation of the ICT, the FERC (1) institute an audit process to examine and modify Entergy's current AFC process; and (2) require SPP to become involved in the AFC stakeholder process and order certain modifications to Entergy's stakeholder process. The audit process being proposed by the intervenors would not involve an independent auditor, but instead would be an investigation performed by a representative from the intervenors, Entergy, and possibly SPP.  On April 25, 2005, Entergy filed its response to the emergency motion urging the FERC to reject the intervenors' request for the "audit" because the type of investigation proposed by the intervenors would be neither independent nor fair and would only distract from the implementation of the ICT.  Instead, Entergy has proposed that the ICT conduct an independent review of the AFC process and procedures as part of its transition to assuming the identified ICT responsibilities, including the calculation of the AFCs.  Entergy further indicated that it would welcome SPP's participation in the current stakeholder process. On April 21, 2005, the intervenors filed a separate request for rehearing arguing that the FERC must allow the AFC hearing to proceed in parallel with the establishment of the ICT.

  Critical Accounting Estimates

  See "Management's Financial Discussion and Analysis - Critical Accounting Estimates" in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy Louisiana's accounting for nuclear decommissioning costs, unbilled revenue, and pension and other postretirement costs.

  Recently Issued Accounting Pronouncements

  In the first quarter 2005, FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143" (FIN 47). FIN 47 requires companies to recognize at fair value a liability for a conditional asset retirement obligation when incurred, which is generally upon an asset's acquisition, construction, development, or through its normal operation. A conditional asset retirement obligation is generally a legal obligation to incur costs to remove an asset or part of an asset, such as an obligation to comply with environmental regulations and requirements. The obligation is conditional because there is currently no legal requirement to retire or remove the facility that the affected asset is a part of. FIN 47 requires that uncertainty about the timing or method of settlement of a conditional asset retirement obligation be factored into the measurement of the liability when sufficient information becomes available. FIN 47 will be effective for Entergy no later than December 31, 2005. Entergy does not believe that the adoption of FIN 47 will be material to its financial position or results of operations because it estimates that any conditional asset retirement obligations required to be recognized under FIN 47 would be offset by a regulatory asset because of the expected recovery of these future costs in rates.

ENTERGY LOUISIANA, INC.
INCOME STATEMENTS
For the Three Months Ended March 31, 2005 and 2004
(Unaudited)

	2005	2004
	(In Thousands)

OPERATING REVENUES
Domestic electric	$480,673	$488,046

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	137,777	137,779
Purchased power	171,306	157,730
Nuclear refueling outage expenses	3,424	3,177
Other operation and maintenance	88,638	77,698
Decommissioning	5,717	5,356
Taxes other than income taxes	18,357	16,074
Depreciation and amortization	51,808	46,586
Other regulatory credits - net	(13,084)	(4,672)
TOTAL	463,943	439,728

OPERATING INCOME	16,730	48,318

OTHER INCOME
Allowance for equity funds used during construction	2,537	1,350
Interest and dividend income	3,066	1,727
Miscellaneous - net	(367)	(1,138)
TOTAL	5,236	1,939

INTEREST AND OTHER CHARGES
Interest on long-term debt	17,839	16,458
Other interest - net	3,019	985
Allowance for borrowed funds used during construction	(1,499)	(976)
TOTAL	19,359	16,467

INCOME BEFORE INCOME TAXES	2,607	33,790

Income taxes	836	12,579

NET INCOME	1,771	21,211

Preferred dividend requirements and other	1,678	1,678

EARNINGS APPLICABLE TO
COMMON STOCK	$93	$19,533

See Notes to Respective Financial Statements.

  (Page left blank intentionally)

ENTERGY LOUISIANA, INC.
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2005 and 2004
(Unaudited)

	2005	2004
	(In Thousands)

OPERATING ACTIVITIES
Net income	$1,771	$21,211
Adjustments to reconcile net income to net cash flow provided by operating activities:
Reserve for regulatory adjustments	5,287	-
Other regulatory credits - net	(13,084)	(4,672)
Depreciation, amortization, and decommissioning	57,525	51,942
Deferred income taxes and investment tax credits	(8,913)	19,728
Changes in working capital:
Receivables	10,893	(4,509)
Accounts payable	(24,415)	(94,210)
Taxes accrued	21,343	6,646
Interest accrued	1,783	(5,205)
Deferred fuel costs	27,559	13,773
Other working capital accounts	(18,853)	21,040
Provision for estimated losses and reserves	1,926	1,778
Changes in other regulatory assets	(8,651)	519
Other	28,644	(19,479)
Net cash flow provided by operating activities	82,815	8,562

INVESTING ACTIVITIES
Construction expenditures	(55,368)	(44,758)
Allowance for equity funds used during construction	2,537	1,350
Nuclear fuel purchases	(40,291)	-
Proceeds from the sale/leaseback of nuclear fuel	40,291	-
Decommissioning trust contributions and realized
change in trust assets	(3,874)	(1,163)
Net cash flow used in investing activities	(56,705)	(44,571)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	-	99,250
Retirement of long-term debt	-	(14,809)
Dividends paid:
Common stock	(1,800)	-
Preferred stock	(1,678)	(1,678)
Net cash flow provided by (used in) financing activities	(3,478)	82,763

Net increase in cash and cash equivalents	22,632	46,754

Cash and cash equivalents at beginning of period	146,049	8,787

Cash and cash equivalents at end of period	$168,681	$55,541

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$18,285	$20,345

See Notes to Respective Financial Statements.

ENTERGY LOUISIANA, INC.
BALANCE SHEETS
ASSETS
March 31, 2005 and December 31, 2004
(Unaudited)

	2005	2004
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$3,531	$3,875
Temporary cash investments - at cost,
which approximates market	165,150	142,174
Total cash and cash equivalents	168,681	146,049
Accounts receivable:
Customer	79,304	88,154
Allowance for doubtful accounts	(2,467)	(3,135)
Associated companies	50,856	43,121
Other	24,776	13,070
Accrued unbilled revenues	121,301	143,453
Total accounts receivable	273,770	284,663
Deferred fuel costs	-	8,654
Accumulated deferred income taxes	16,043	12,712
Materials and supplies - at average cost	77,827	77,665
Deferred nuclear refueling outage costs	3,988	5,605
Prepayments and other	22,293	6,861
TOTAL	562,602	542,209

OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity	14,230	14,230
Decommissioning trust funds	175,771	172,083
Non-utility property - at cost (less accumulated depreciation)	21,143	21,176
Other	4	4
TOTAL	211,148	207,493

UTILITY PLANT
Electric	6,010,315	5,985,889
Property under capital lease	250,964	250,964
Construction work in progress	210,363	188,848
Nuclear fuel under capital lease	74,681	31,655
TOTAL UTILITY PLANT	6,546,323	6,457,356
Less - accumulated depreciation and amortization	2,839,284	2,799,936
UTILITY PLANT - NET	3,707,039	3,657,420

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
SFAS 109 regulatory asset - net	134,880	132,686
Other regulatory assets	310,717	302,456
Long-term receivables	10,736	10,736
Other	27,486	25,994
TOTAL	483,819	471,872

TOTAL ASSETS	$4,964,608	$4,878,994

See Notes to Respective Financial Statements.

ENTERGY LOUISIANA, INC.
BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY
March 31, 2005 and December 31, 2004
(Unaudited)

	2005	2004
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$55,000	$55,000
Accounts payable:
Associated companies	59,000	57,681
Other	102,789	128,523
Customer deposits	66,652	66,963
Taxes accrued	37,431	7,268
Interest accrued	20,221	18,438
Deferred fuel cost	18,905	-
Obligations under capital leases	22,753	22,753
Other	19,863	10,428
TOTAL	402,614	367,054

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,795,274	1,805,410
Accumulated deferred investment tax credits	94,902	96,130
Obligations under capital leases	51,929	8,903
Other regulatory liabilities	67,318	51,260
Decommissioning	352,972	347,255
Accumulated provisions	94,579	92,653
Long-term debt	930,711	930,695
Other	103,197	106,815
TOTAL	3,490,882	3,439,121

Commitments and Contingencies

SHAREHOLDERS' EQUITY
Preferred stock without sinking fund	100,500	100,500
Common stock, no par value, authorized 250,000,000
shares; issued 165,173,180 shares in 2005
and 2004	1,088,900	1,088,900
Capital stock expense and other	(1,718)	(1,718)
Retained earnings	3,430	5,137
Less - treasury stock, at cost (18,202,573 shares in 2005 and 2004)	120,000	120,000
TOTAL	1,071,112	1,072,819

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$4,964,608	$4,878,994

See Notes to Respective Financial Statements.

ENTERGY LOUISIANA, INC. SELECTED OPERATING RESULTS For the Three Months Ended March 31, 2005 and 2004 (Unaudited)

			Increase/
Description	2005	2004	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$165	$170	($5)	(3)
Commercial	115	114	1	1
Industrial	189	186	3	2
Governmental	10	9	1	11
Total retail	479	479	-	-
Sales for resale
Associated companies	16	10	6	60
Non-associated companies	2	4	(2)	(50)
Other	(16)	(5)	(11)	(220)
Total	$481	$488	($7)	(1)

Billed Electric Energy
Sales (GWh):
Residential	1,929	2,007	(78)	(4)
Commercial	1,287	1,283	4	-
Industrial	3,115	3,132	(17)	(1)
Governmental	118	109	9	8
Total retail	6,449	6,531	(82)	(1)
Sales for resale
Associated companies	145	106	39	37
Non-associated companies	15	48	(33)	(69)
Total	6,609	6,685	(76)	(1)

  ENTERGY MISSISSIPPI, INC.

  MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

  Results of Operations

  Net Income

  Net income decreased $1.4 million for the first quarter of 2005 compared to the first quarter of 2004 primarily due to higher other operation and maintenance expenses and higher depreciation and amortization expense, substantially offset by higher net revenue.

  Net Revenue

  Net revenue, which is Entergy Mississippi's measure of gross margin, consists of operating revenues net of: 1) fuel, fuel-related, and purchased power expenses and 2) other regulatory charges (credits). Following is an analysis of the change in net revenue comparing the first quarter of 2005 to the first quarter of 2004.
Amount
(In Millions)

2004 net revenue	$87.5
Net wholesale revenue	4.0
2005 net revenue	$91.5

  The net wholesale revenue variance resulted from the receipt from a third party of prior period transmission revenue that was not previously billed.

  Other Income Statement Variances

  Other operation and maintenance expenses increased primarily due to:

    an increase of $3.0 million in fossil plant planned off-peak maintenance outage costs; and
    an increase of $1.2 million in benefit costs.

  Depreciation and amortization expense increased primarily due to increased plant in service.

  Income Taxes

  The effective income tax rates for the first quarters of 2005 and 2004 were 29.6% and 32.8%, respectively. The difference in the effective tax rate for the first quarter of 2005 versus the federal statutory rate of 35.0% is primarily due to the amortization of investment tax credits and book and tax differences related to the allowance of equity funds used during construction, partially offset by state income taxes. The difference in the effective tax rate for the first quarter of 2004 versus the federal statutory rate of 35.0% is primarily due to book and tax differences related to utility plant items and the amortization of investment tax credits, partially offset by state income taxes.

  Liquidity and Capital Resources

  Cash Flow

  Cash flows for the first quarters of 2005 and 2004 were as follows:
	2005	2004
	(In Thousands)

Cash and cash equivalents at beginning of period	$80,396	$63,838

Cash flow provided by (used in):
Operating activities	32,573	15,182
Investing activities	(30,545)	(30,119)
Financing activities	(6,342)	(3,742)
Net decrease in cash and cash equivalents	(4,314)	(18,679)

Cash and cash equivalents at end of period	$76,082	$45,159

  Operating Activities

  Cash flow from operations increased $17.4 million for the first quarter of 2005 compared to the first quarter of 2004 primarily due to increased recovery of deferred fuel and purchased power costs and money pool activity.

  Entergy Mississippi's receivables from the money pool were as follows:

March 31, 2005	December 31, 2004	March 31, 2004	December 31, 2003
(In Thousands)

$13,111	$21,584	$17,289	$22,076

  Money pool activity provided $8.5 million of Entergy Mississippi's operating cash flow for the first quarter of 2005 and provided $4.8 million of Entergy Mississippi's operating cash flow for the first quarter of 2004. See Note 4 to the domestic utility companies and System Energy financial statements in the Form 10-K for a description of the money pool.

  Investing Activities

  Net cash used in investing activities was relatively unchanged for the first quarter of 2005 compared to the first quarter of 2004. Decreased capital expenditures as a result of decreased spending on transmission projects was offset by the maturity in 2004 of $7.5 million of other temporary investments that had been made in 2003, which provided cash in 2004.

  Uses and Sources of Capital

  See "Management's Financial Discussion and Analysis - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy Mississippi's uses and sources of capital. Following are updates to the information presented in the Form 10-K.

  See the table in the Form 10-K under "Uses of Capital" which sets forth the amounts of Entergy Mississippi's planned construction and other capital investments for 2005 through 2007. In March 2005, Entergy Mississippi signed an agreement to purchase for $88 million the Attala power plant, a 480 MW natural gas-fired, combined-cycle generating facility owned by Central Mississippi Generating Company (CMGC). Entergy Mississippi plans to invest approximately $20 million in facility upgrades at the Attala plant plus $3 million in transaction costs, bringing the total capital cost of the project to approximately $111 million. The Attala plant will be 100 percent owned by Entergy Mississippi, and the acquisition is expected to close in late 2005 or early 2006. The purchase of the plant is contingent upon obtaining necessary approvals from various federal agencies, state permitting agencies, and the MPSC, including MPSC approval of investment cost recovery. Entergy Mississippi and CMGC had previously executed a purchased power agreement in July 2004 for 100 percent of the plant's output, and this agreement will expire upon the close of the acquisition or in March 2008, whichever occurs earlier. The planned construction and other capital investments line in the table in the Form 10-K includes the estimated cost of the Attala acquisition as a 2006 capital commitment.

  In April 2005, Entergy Mississippi renewed its 364-day credit facility through May 31, 2006. The amount available under the credit facility is $25 million, of which none was drawn at March 31, 2005.

  Significant Factors and Known Trends

  See "Management's Financial Discussion and Analysis - Significant Factors and Known Trends" in the Form 10-K for a discussion of utility restructuring, state and local rate regulation, federal regulation and proceedings, market and credit risks, state and local regulatory risks, and litigation risks. The following are updates to the information provided in the Form 10-K.

  State and Local Rate Regulation

  In April 2005, Entergy Mississippi and the Mississippi Public Utilities Staff entered into a joint stipulation regarding Entergy Mississippi's annual formula rate plan filing that provides for no change in rates based on an adjusted return on common equity midpoint of 10.5%, establishing an allowed regulatory earnings range of 9.1% to 11.9%.

  Federal Regulation

  Transmission

  See the Form 10-K for a discussion of the petition for declaratory order that Entergy filed with the FERC in January 2005 regarding Entergy's Independent Coordinator of Transmission (ICT) proposal. On March 22, 2005, the FERC issued a declaratory order concluding that: (1) because the Southwest Power Pool (SPP) was the only entity identified as potentially being selected as the ICT and because the SPP is already a "public utility" there was no need to rule on the question of whether the functions of the ICT, alone, would serve to make the ICT a "public utility;" (2) Entergy will continue to be the "transmission provider" for transmission service across its system and that "the presence of SPP as the ICT will not change the existing balance of jurisdiction between [the FERC] and Entergy's retail regulators;" and (3) the FERC "is prepared to grant Entergy's proposed transmission pricing proposal on a two-year experimental basis, subject to certain enhancement and monitoring and reporting conditions." The enhancements referred to by the FERC involve more fully specifying the responsibilities and duties of the ICT, including defining the ICT's role in the preparation of various transmission expansion plans and the performance of studies related to the granting of transmission or interconnection service.

  Before Entergy's ICT proposal can be implemented, however, Entergy is required to submit further filings with the FERC regarding the modifications and clarifications to the ICT proposal. Entergy contemplates submitting the necessary filings by the end of May 2005. On April 8, 2005 several intervenors filed an Emergency Request for Clarification and Request for Expedited Commission Action seeking to have the FERC: (1) clarify the ICT's role in administering the Available Flowgate Capacity (AFC) methodology; (2) clarify the ICT's role in developing the transmission base plan; (3) clarify what the FERC meant when it required Entergy to provide firm transmission rights to customers that pay for supplemental transmission upgrades; and (4) clarify and confirm following Entergy's filing that the FERC will assess SPP's status as being independent of Entergy. The intervenors requested that the FERC act on their Request for Clarification by May 4, 2005. The intervenors filed a separate request for rehearing on April 21, 2005 urging the FERC to impose additional conditions on the approval of the ICT and also re-urging the FERC to reject the pricing proposal contained in the ICT proposal.

  On April 21, 2005 Entergy filed a request for clarification or rehearing of the FERC's March 22 declaratory order requesting that the FERC clarify the respective role of Entergy and the ICT in developing the inputs or criteria used to create the Base Plan and in preparing certain studies regarding system expansion. The request for clarification further requests that the FERC clarify that the initial two-year period will commence with the actual start date of ICT operations. In the event that the FERC denies Entergy's request for clarification, then Entergy seeks rehearing on these issues. However, in its request, Entergy requested that FERC not rule on these issues at this time but, instead, that the FERC wait to evaluate these issues until such time as Entergy has filed the more detailed tariff sheets and protocols in its subsequent filing to implement the ICT. Separately, Entergy submitted a letter advising the FERC that it intended to submit on or about May 27, 2005 the filing to implement the ICT proposal. A joint request for rehearing of the ICT declaratory order was also filed by the New Orleans City Council, the LPSC, and the MPSC in which the retail regulators expressed their concerns that the findings reached in the declaratory order may result in an expansion of authority of the ICT "that is unnecessary to achieve the [FERC's] goals and is very likely to result in significant increases in the start-up and operational costs of the ICT." The retail regulators request that the FERC not act on their request for rehearing until Entergy has submitted its filing to implement the ICT.

  In addition, as discussed in the Form 10-K, Entergy Louisiana and Entergy Gulf States have filed an application with the LPSC requesting that the LPSC find that the ICT proposal is a prudent and appropriate course of action. An LPSC hearing on the ICT proposal is now scheduled for August 2005.

  Available Flowgate Capacity Proceedings

  See the Form 10-K for a discussion of proceedings at the FERC involving Entergy's Available Flowgate Capacity (AFC) methodology. On March 22, 2005, the FERC issued an order contemporaneously with the ICT declaratory order discussed above that holds the AFC hearing in abeyance pending action on Entergy's upcoming ICT filing. The order holding the hearing in abeyance further indicated that it would cancel the hearing when the ICT begins to perform its functions. On April 8, 2005 several intervenors filed Emergency Motions for Interim Relief and Expedited Commission Action requesting that, during the interim period before the implementation of the ICT, the FERC (1) institute an audit process to examine and modify Entergy's current AFC process; and (2) require SPP to become involved in the AFC stakeholder process and order certain modifications to Entergy's stakeholder process. The audit process being proposed by the intervenors would not involve an independent auditor, but instead would be an investigation performed by a representative from the intervenors, Entergy, and possibly SPP.  On April 25, 2005, Entergy filed its response to the emergency motion urging the FERC to reject the intervenors' request for the "audit" because the type of investigation proposed by the intervenors would be neither independent nor fair and would only distract from the implementation of the ICT.  Instead, Entergy has proposed that the ICT conduct an independent review of the AFC process and procedures as part of its transition to assuming the identified ICT responsibilities, including the calculation of the AFCs.  Entergy further indicated that it would welcome SPP's participation in the current stakeholder process. On April 21, 2005, the intervenors filed a separate request for rehearing arguing that the FERC must allow the AFC hearing to proceed in parallel with the establishment of the ICT.

  Critical Accounting Estimates

  See "Management's Financial Discussion and Analysis - Critical Accounting Estimates" in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy Mississippi's accounting for pension and other retirement costs.

  Recently Issued Accounting Pronouncements

  In the first quarter 2005, FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143" (FIN 47). FIN 47 requires companies to recognize at fair value a liability for a conditional asset retirement obligation when incurred, which is generally upon an asset's acquisition, construction, development, or through its normal operation. A conditional asset retirement obligation is generally a legal obligation to incur costs to remove an asset or part of an asset, such as an obligation to comply with environmental regulations and requirements. The obligation is conditional because there is currently no legal requirement to retire or remove the facility that the affected asset is a part of. FIN 47 requires that uncertainty about the timing or method of settlement of a conditional asset retirement obligation be factored into the measurement of the liability when sufficient information becomes available. FIN 47 will be effective for Entergy no later than December 31, 2005. Entergy does not believe that the adoption of FIN 47 will be material to its financial position or results of operations because it estimates that any conditional asset retirement obligations required to be recognized under FIN 47 would be offset by a regulatory asset because of the expected recovery of these future costs in rates.

ENTERGY MISSISSIPPI, INC.
INCOME STATEMENTS
For the Three Months Ended March 31, 2005 and 2004
(Unaudited)

	2005	2004
	(In Thousands)

OPERATING REVENUES
Domestic electric	$251,246	$236,829

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	43,367	59,175
Purchased power	116,058	92,702
Other operation and maintenance	40,981	37,048
Taxes other than income taxes	13,766	12,798
Depreciation and amortization	17,937	14,909
Other regulatory charges (credits) - net	365	(2,527)
TOTAL	232,474	214,105

OPERATING INCOME	18,772	22,724

OTHER INCOME
Allowance for equity funds used during construction	1,001	767
Interest and dividend income	638	716
Miscellaneous - net	(369)	(640)
TOTAL	1,270	843

INTEREST AND OTHER CHARGES
Interest on long-term debt	9,834	10,929
Other interest - net	617	400
Allowance for borrowed funds used during construction	(663)	(607)
TOTAL	9,788	10,722

INCOME BEFORE INCOME TAXES	10,254	12,845

Income taxes	3,032	4,208

NET INCOME	7,222	8,637

Preferred dividend requirements and other	842	842

EARNINGS APPLICABLE TO
COMMON STOCK	$6,380	$7,795

See Notes to Respective Financial Statements.

  (Page left blank intentionally)

ENTERGY MISSISSIPPI, INC.
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2005 and 2004
(Unaudited)

	2005	2004
	(In Thousands)

OPERATING ACTIVITIES
Net income	$7,222	$8,637
Adjustments to reconcile net income to net cash flow provided by operating activities:
Other regulatory charges (credits) - net	365	(2,527)
Depreciation and amortization	17,937	14,909
Deferred income taxes and investment tax credits	(695)	56,647
Changes in working capital:
Receivables	20,843	12,328
Fuel inventory	1,696	726
Accounts payable	(15,008)	(10,296)
Taxes accrued	(22,845)	(74,888)
Interest accrued	3,940	2,837
Deferred fuel costs	17,714	8,244
Other working capital accounts	(13,617)	(4,103)
Provision for estimated losses and reserves	19	20
Changes in other regulatory assets	2,181	1,200
Other	12,821	1,448
Net cash flow provided by operating activities	32,573	15,182

INVESTING ACTIVITIES
Construction expenditures	(31,546)	(38,392)
Allowance for equity funds used during construction	1,001	767
Changes in other temporary investments - net	-	7,506
Net cash flow used in investing activities	(30,545)	(30,119)

FINANCING ACTIVITIES
Dividends paid:
Common stock	(5,500)	(2,900)
Preferred stock	(842)	(842)
Net cash flow used in financing activities	(6,342)	(3,742)

Net decrease in cash and cash equivalents	(4,314)	(18,679)

Cash and cash equivalents at beginning of period	80,396	63,838

Cash and cash equivalents at end of period	$76,082	$45,159

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$5,990	$7,996

ENTERGY MISSISSIPPI, INC.
BALANCE SHEETS
ASSETS
March 31, 2005 and December 31, 2004
(Unaudited)

	2005	2004
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$2,377	$4,716
Temporary cash investment - at cost,
which approximates market	73,705	75,680
Total cash and cash equivalents	76,082	80,396
Accounts receivable:
Customer	55,863	68,821
Allowance for doubtful accounts	(797)	(1,126)
Associated companies	19,389	22,616
Other	13,184	12,133
Accrued unbilled revenues	28,310	34,348
Total accounts receivable	115,949	136,792
Accumulated deferred income taxes	27,853	27,924
Fuel inventory - at average cost	2,441	4,137
Materials and supplies - at average cost	19,004	18,414
Prepayments and other	25,357	15,413
TOTAL	266,686	283,076

OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity	5,531	5,531
Non-utility property - at cost (less accumulated depreciation)	6,294	6,465
TOTAL	11,825	11,996

UTILITY PLANT
Electric	2,408,731	2,385,465
Property under capital lease	84	95
Construction work in progress	93,546	89,921
TOTAL UTILITY PLANT	2,502,361	2,475,481
Less - accumulated depreciation and amortization	885,866	870,188
UTILITY PLANT - NET	1,616,495	1,605,293

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
SFAS 109 regulatory asset - net	17,641	17,628
Other regulatory assets	82,925	82,674
Long-term receivable	4,510	4,510
Other	30,798	31,009
TOTAL	135,874	135,821

TOTAL ASSETS	$2,030,880	$2,036,186

See Notes to Respective Financial Statements.

ENTERGY MISSISSIPPI, INC.
BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY
March 31, 2005 and December 31, 2004
(Unaudited)

	2005	2004
	(In Thousands)

CURRENT LIABILITIES
Accounts payable:
Associated companies	$ 59,333	$ 65,806
Other	17,008	25,543
Customer deposits	38,840	37,333
Taxes accrued	21,556	40,106
Interest accrued	16,427	12,487
Deferred fuel costs	40,507	22,793
Obligations under capital leases	43	43
Other	3,751	8,341
TOTAL	197,465	212,452

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	433,881	438,321
Accumulated deferred investment tax credits	13,355	13,687
Obligations under capital leases	41	52
Accumulated provisions	12,737	12,718
Long-term debt	695,091	695,073
Other	89,618	76,071
TOTAL	1,244,723	1,235,922

Commitments and Contingencies

SHAREHOLDERS' EQUITY
Preferred stock without sinking fund	50,381	50,381
Common stock, no par value, authorized 15,000,000 shares;
issued and outstanding 8,666,357 shares in 2005 and 2004	199,326	199,326
Capital stock expense and other	(59)	(59)
Retained earnings	339,044	338,164
TOTAL	588,692	587,812

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,030,880	$2,036,186

See Notes to Respective Financial Statements.

ENTERGY MISSISSIPPI, INC. SELECTED OPERATING RESULTS For the Three Months Ended March 31, 2005 and 2004 (Unaudited)

			Increase/
Description	2005	2004	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$ 96	$ 95	$ 1	1
Commercial	85	80	5	6
Industrial	44	42	2	5
Governmental	8	8	-	-
Total retail	233	225	8	4
Sales for resale
Associated companies	6	4	2	50
Non-associated companies	10	5	5	100
Other	2	3	(1)	(33)
Total	$ 251	$ 237	$14	6

Billed Electric Energy
Sales (GWh):
Residential	1,196	1,225	(29)	(2)
Commercial	1,021	1,004	17	2
Industrial	692	676	16	2
Governmental	92	91	1	1
Total retail	3,001	2,996	5	-
Sales for resale
Associated companies	17	13	4	31
Non-associated companies	68	66	2	3
Total	3,086	3,075	11	-

  ENTERGY NEW ORLEANS, INC.

  MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

  Results of Operations

  Net Income

  Net income decreased $1.4 million for the first quarter 2005 compared to the first quarter 2004 primarily due to lower net revenue and higher depreciation expense.

  Net Revenue

  Net revenue, which is Entergy New Orleans' measure of gross margin, consists of operating revenues net of: 1) fuel, fuel-related, and purchased power expenses and 2) other regulatory charges. Following is an analysis of the change in net revenue comparing the first quarter of 2005 to the first quarter of 2004.
Amount
(In Millions)

2004 net revenue	$53.6
Price applied to unbilled electric sales	(2.2)
Weather/volume	(2.2)
Rate refund provisions	4.1
Other	(1.2)
2005 net revenue	$52.1

  The price applied to unbilled electric sales variance is due to a decrease in fuel price applied to unbilled sales.

  The weather/volume variance is due to a decrease in electricity usage in the service territory primarily during the unbilled sales period.

  The rate refund provisions variance is due to provisions recorded in the first quarter of 2004 primarily as a result of a resolution adopted by the City Council in February 2004.

  Gross operating revenues and fuel expenses

  Gross operating revenues increased primarily due to an increase of $19.2 million in gross wholesale revenue as a result of increased sales to affiliates.

  Fuel expenses increased primarily due to increased generation to meet system requirements.

  Other Income Statement Variances

  Depreciation and amortization expense increased primarily due to an increase in plant in service.

  Income Taxes

  The effective income tax rates for the first quarters of 2005 and 2004 were 38.1% and 38.25%, respectively. The difference for the first quarters of 2005 and 2004 in the effective income tax rate versus the federal statutory rate of 35.0% is primarily due to state income taxes and book and tax differences related to utility plant items.

  Liquidity and Capital Resources

  Cash Flow

  Cash flows for the first quarters of 2005 and 2004 were as follows:
	2005	2004
	(In Thousands)

Cash and cash equivalents at beginning of period	$7,954	$4,669

Cash flow provided by (used in):
Operating activities	5,373	12,973
Investing activities	(9,959)	(9,191)
Financing activities	(841)	(841)
Net increase (decrease) in cash and cash equivalents	(5,427)	2,941

Cash and cash equivalents at end of period	$2,527	$7,610

  Operating Activities

  Cash flow from operations decreased $7.6 million primarily due to an income tax refund of $5.0 million in the first quarter of 2004. Cash flow from operations also decreased due to money pool activity, which provided $5.3 million of Entergy New Orleans operating cash flow of the first quarter of 2005 compared to providing $9.8 million in the first quarter of 2004.

  Entergy New Orleans' receivables from or (payables to) the money pool were as follows:

March 31, 2005	December 31, 2004	March 31, 2004	December 31, 2003
(In Thousands)

($3,897)	$1,413	($8,023)	$1,783

  See Note 4 to the domestic utility companies and System Energy financial statements in the Form 10-K for a description of the money pool.

  Uses and Sources of Capital

  See "Management's Financial Discussion and Analysis - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy New Orleans' uses and sources of capital.

  As discussed in the Form 10-K, Entergy New Orleans has a 364-day credit facility in the amount of $14 million. The credit facility's expiration has been extended to July 2005, and it is expected that this facility will be renewed prior to expiration.

  Significant Factors and Known Trends

  See "Management's Financial Discussion and Analysis - Significant Factors and Known Trends" in the Form 10-K for a discussion of state and local rate regulation, federal regulation and proceedings, market and credit risks, environmental risks, and litigation risks. Following are updates to the information presented in the Form 10-K.

  State and Local Rate Regulation

  In April 2005, Entergy New Orleans made its annual scheduled formula rate plan filings with the City Council.  The filings show that a decrease of $0.2 million in electric revenues is warranted and an increase of $3.9 million in gas revenues is warranted. The prescribed period for review by the Council's Advisors and other parties has now commenced, and rate adjustments, if any, could be implemented as soon as September 2005.

  Federal Regulation

  System Agreement Litigation

  See the Form 10-K for discussion of the City Council resolution directing Entergy New Orleans and Entergy Louisiana to notify the City Council and obtain prior approval for any action that would materially modify, amend, or terminate the System Agreement for one or more of the domestic utility companies, and the state court decision dismissing the City Council's claims for lack of subject matter jurisdiction. The City Council has appealed that decision to the Louisiana Court of Appeal for the Fourth Circuit.

  Transmission

  See the Form 10-K for a discussion of the petition for declaratory order that Entergy filed with the FERC in January 2005 regarding Entergy's Independent Coordinator of Transmission (ICT) proposal. On March 22, 2005, the FERC issued a declaratory order concluding that: (1) because the Southwest Power Pool (SPP) was the only entity identified as potentially being selected as the ICT and because the SPP is already a "public utility" there was no need to rule on the question of whether the functions of the ICT, alone, would serve to make the ICT a "public utility;" (2) Entergy will continue to be the "transmission provider" for transmission service across its system and that "the presence of SPP as the ICT will not change the existing balance of jurisdiction between [the FERC] and Entergy's retail regulators;" and (3) the FERC "is prepared to grant Entergy's proposed transmission pricing proposal on a two-year experimental basis, subject to certain enhancement and monitoring and reporting conditions." The enhancements referred to by the FERC involve more fully specifying the responsibilities and duties of the ICT, including defining the ICT's role in the preparation of various transmission expansion plans and the performance of studies related to the granting of transmission or interconnection service.

  Before Entergy's ICT proposal can be implemented, however, Entergy is required to submit further filings with the FERC regarding the modifications and clarifications to the ICT proposal. Entergy contemplates submitting the necessary filings by the end of May 2005. On April 8, 2005 several intervenors filed an Emergency Request for Clarification and Request for Expedited Commission Action seeking to have the FERC: (1) clarify the ICT's role in administering the Available Flowgate Capacity (AFC) methodology; (2) clarify the ICT's role in developing the transmission base plan; (3) clarify what the FERC meant when it required Entergy to provide firm transmission rights to customers that pay for supplemental transmission upgrades; and (4) clarify and confirm following Entergy's filing that the FERC will assess SPP's status as being independent of Entergy. The intervenors requested that the FERC act on their Request for Clarification by May 4, 2005. The intervenors filed a separate request for rehearing on April 21, 2005 urging the FERC to impose additional conditions on the approval of the ICT and also re-urging the FERC to reject the pricing proposal contained in the ICT proposal.

  On April 21, 2005 Entergy filed a request for clarification or rehearing of the FERC's March 22 declaratory order requesting that the FERC clarify the respective role of Entergy and the ICT in developing the inputs or criteria used to create the Base Plan and in preparing certain studies regarding system expansion. The request for clarification further requests that the FERC clarify that the initial two-year period will commence with the actual start date of ICT operations. In the event that the FERC denies Entergy's request for clarification, then Entergy seeks rehearing on these issues. However, in its request, Entergy requested that FERC not rule on these issues at this time but, instead, that the FERC wait to evaluate these issues until such time as Entergy has filed the more detailed tariff sheets and protocols in its subsequent filing to implement the ICT. Separately, Entergy submitted a letter advising the FERC that it intended to submit on or about May 27, 2005 the filing to implement the ICT proposal. A joint request for rehearing of the ICT declaratory order was also filed by the New Orleans City Council, the LPSC, and the MPSC in which the retail regulators expressed their concerns that the findings reached in the declaratory order may result in an expansion of authority of the ICT "that is unnecessary to achieve the [FERC's] goals and is very likely to result in significant increases in the start-up and operational costs of the ICT." The retail regulators request that the FERC not act on their request for rehearing until Entergy has submitted its filing to implement the ICT.

  In addition, as discussed in the Form 10-K, Entergy Louisiana and Entergy Gulf States have filed an application with the LPSC requesting that the LPSC find that the ICT proposal is a prudent and appropriate course of action. An LPSC hearing on the ICT proposal is now scheduled for August 2005.

  Available Flowgate Capacity Proceedings

  See the Form 10-K for a discussion of proceedings at the FERC involving Entergy's Available Flowgate Capacity (AFC) methodology. On March 22, 2005, the FERC issued an order contemporaneously with the ICT declaratory order discussed above that holds the AFC hearing in abeyance pending action on Entergy's upcoming ICT filing. The order holding the hearing in abeyance further indicated that it would cancel the hearing when the ICT begins to perform its functions. On April 8, 2005 several intervenors filed Emergency Motions for Interim Relief and Expedited Commission Action requesting that, during the interim period before the implementation of the ICT, the FERC (1) institute an audit process to examine and modify Entergy's current AFC process; and (2) require SPP to become involved in the AFC stakeholder process and order certain modifications to Entergy's stakeholder process. The audit process being proposed by the intervenors would not involve an independent auditor, but instead would be an investigation performed by a representative from the intervenors, Entergy, and possibly SPP.  On April 25, 2005, Entergy filed its response to the emergency motion urging the FERC to reject the intervenors' request for the "audit" because the type of investigation proposed by the intervenors would be neither independent nor fair and would only distract from the implementation of the ICT.  Instead, Entergy has proposed that the ICT conduct an independent review of the AFC process and procedures as part of its transition to assuming the identified ICT responsibilities, including the calculation of the AFCs.  Entergy further indicated that it would welcome SPP's participation in the current stakeholder process. On April 21, 2005, the intervenors filed a separate request for rehearing arguing that the FERC must allow the AFC hearing to proceed in parallel with the establishment of the ICT.

  Critical Accounting Estimates

  See "Management's Financial Discussion and Analysis - Critical Accounting Estimates" in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy New Orleans' accounting for unbilled revenue and pension and other retirement costs.

  Recently Issued Accounting Pronouncements

  In the first quarter 2005, FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143" (FIN 47). FIN 47 requires companies to recognize at fair value a liability for a conditional asset retirement obligation when incurred, which is generally upon an asset's acquisition, construction, development, or through its normal operation. A conditional asset retirement obligation is generally a legal obligation to incur costs to remove an asset or part of an asset, such as an obligation to comply with environmental regulations and requirements. The obligation is conditional because there is currently no legal requirement to retire or remove the facility that the affected asset is a part of. FIN 47 requires that uncertainty about the timing or method of settlement of a conditional asset retirement obligation be factored into the measurement of the liability when sufficient information becomes available. FIN 47 will be effective for Entergy no later than December 31, 2005. Entergy does not believe that the adoption of FIN 47 will be material to its financial position or results of operations because it estimates that any conditional asset retirement obligations required to be recognized under FIN 47 would be offset by a regulatory asset because of the expected recovery of these future costs in rates.

ENTERGY NEW ORLEANS, INC.
INCOME STATEMENTS
For the Three Months Ended March 31, 2005 and 2004
(Unaudited)

	2005	2004
	(In Thousands)

OPERATING REVENUES
Domestic electric	$131,172	$112,576
Natural gas	60,095	57,191
TOTAL	191,267	169,767

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	81,096	56,511
Purchased power	56,782	58,919
Other operation and maintenance	20,847	21,316
Taxes other than income taxes	10,680	9,995
Depreciation and amortization	8,086	6,831
Other regulatory charges - net	1,255	708
TOTAL	178,746	154,280

OPERATING INCOME	12,521	15,487

OTHER INCOME
Allowance for equity funds used during construction	282	218
Interest and dividend income	218	170
Miscellaneous - net	(123)	(294)
TOTAL	377	94

INTEREST AND OTHER CHARGES
Interest on long-term debt	3,486	3,866
Other interest - net	384	416
Allowance for borrowed funds used during construction	(232)	(222)
TOTAL	3,638	4,060

INCOME BEFORE INCOME TAXES	9,260	11,521

Income taxes	3,524	4,407

NET INCOME	5,736	7,114

Preferred dividend requirements and other	241	241

EARNINGS APPLICABLE TO
COMMON STOCK	$5,495	$6,873

See Notes to Respective Financial Statements.

  (Page left blank intentionally)

ENTERGY NEW ORLEANS, INC.
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2005 and 2004
(Unaudited)

	2005	2004
	(In Thousands)
OPERATING ACTIVITIES
Net income	$5,736	$7,114
Adjustments to reconcile net income to net cash flow provided by operating activities:
Other regulatory charges - net	1,255	708
Depreciation and amortization	8,086	6,831
Deferred income taxes and investment tax credits	(1,695)	17,125
Changes in working capital:
Receivables	3,410	14,858
Fuel inventory	4,181	4,561
Accounts payable	(5,909)	(19,295)
Taxes accrued	4,779	(4,744)
Interest accrued	(2,499)	(3,929)
Deferred fuel costs	(5,244)	(7,646)
Other working capital accounts	(8,539)	14,571
Provision for estimated losses and reserves	(556)	(33)
Changes in other regulatory assets	2,492	708
Other	(124)	(17,856)
Net cash flow provided by operating activities	5,373	12,973

INVESTING ACTIVITIES
Construction expenditures	(10,241)	(10,015)
Allowance for equity funds used during construction	282	218
Changes in other temporary investments - net	-	606
Net cash flow used in investing activities	(9,959)	(9,191)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	-	-
Retirement of long-term debt	-	-
Dividends paid:
Common stock	(600)	(600)
Preferred stock	(241)	(241)
Net cash flow used in financing activities	(841)	(841)

Net increase (decrease) in cash and cash equivalents	(5,427)	2,941

Cash and cash equivalents at beginning of period	7,954	4,669

Cash and cash equivalents at end of period	$2,527	$7,610

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period for:
Interest - net of amount capitalized	$6,171	$8,052
Income taxes	-	($5,010)

See Notes to Respective Financial Statements.

ENTERGY NEW ORLEANS, INC.
BALANCE SHEETS
ASSETS
March 31, 2005 and December 31, 2004
(Unaudited)

	2005	2004
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$2,527	$2,998
Temporary cash investments - at cost,
which approximates market	-	4,956
Total cash and cash equivalents	2,527	7,954
Accounts receivable:
Customer	43,814	47,356
Allowance for doubtful accounts	(3,436)	(3,492)
Associated companies	14,874	12,223
Other	7,577	7,329
Accrued unbilled revenues	22,025	24,848
Total accounts receivable	84,854	88,264
Deferred fuel	7,803	2,559
Fuel inventory - at average cost	-	4,181
Materials and supplies - at average cost	9,207	9,150
Prepayments and other	11,296	3,467
TOTAL	115,687	115,575

OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity	3,259	3,259

UTILITY PLANT
Electric	705,519	699,072
Natural gas	186,244	183,728
Construction work in progress	34,087	33,273
TOTAL UTILITY PLANT	925,850	916,073
Less - accumulated depreciation and amortization	443,140	435,519
UTILITY PLANT - NET	482,710	480,554

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets	37,769	40,354
Long term receivables	2,492	2,492
Other	20,580	20,540
TOTAL	60,841	63,386

TOTAL ASSETS	$662,497	$662,774

See Notes to Respective Financial Statements.

ENTERGY NEW ORLEANS, INC.
BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY
March 31, 2005 and December 31, 2004
(Unaudited)

	2005	2004
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$30,000	$30,000
Accounts payable:
Associated companies	35,144	30,563
Other	33,659	44,149
Customer deposits	17,651	17,187
Taxes accrued	2,103	2,592
Accumulated deferred income taxes	1,761	1,906
Interest accrued	2,258	4,757
Energy Efficiency Program provision	6,690	6,611
Other	2,281	3,477
TOTAL	131,547	141,242

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	52,434	47,062
Accumulated deferred investment tax credits	3,888	3,997
SFAS 109 regulatory liability - net	45,038	46,406
Accumulated provisions	8,767	9,323
Pension liability	38,653	36,845
Long-term debt	199,912	199,902
Other	3,121	3,755
TOTAL	351,813	347,290

Commitments and Contingencies

SHAREHOLDERS' EQUITY
Preferred stock without sinking fund	19,780	19,780
Common stock, $4 par value, authorized 10,000,000
shares; issued and outstanding 8,435,900 shares in 2005
and 2004	33,744	33,744
Paid-in capital	36,294	36,294
Retained earnings	89,319	84,424
TOTAL	179,137	174,242

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$662,497	$662,774

See Notes to Respective Financial Statements.

ENTERGY NEW ORLEANS, INC. SELECTED OPERATING RESULTS For the Three Months Ended March 31, 2005 and 2004 (Unaudited)

			Increase/
Description	2005	2004	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$29	$30	($1)	(3)
Commercial	34	34	-	-
Industrial	7	6	1	17
Governmental	13	13	-	-
Total retail	83	83	-	-
Sales for resale
Associated companies	46	27	19	70
Non-associated companies	-	1	(1)	(100)
Other	2	2	-	-
Total	$131	$113	$18	16

Billed Electric Energy
Sales (GWh):
Residential	400	417	(17)	(4)
Commercial	519	525	(6)	(1)
Industrial	144	112	32	29
Governmental	226	225	1	-
Total retail	1,289	1,279	10	1
Sales for resale
Associated companies	606	360	246	68
Non-associated companies	4	9	(5)	(56)
Total	1,899	1,648	251	15

  SYSTEM ENERGY RESOURCES, INC.

  MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

  Results of Operations

  System Energy's principal asset consists of a 90% ownership and leasehold interest in Grand Gulf. The capacity and energy from its 90% interest is sold under the Unit Power Sales Agreement to its only four customers, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans. System Energy's operating revenues are derived from the allocation of the capacity, energy, and related costs associated with its 90% interest in Grand Gulf pursuant to the Unit Power Sales Agreement. Payments under the Unit Power Sales Agreement are System Energy's only source of operating revenues. Net income increased $1.6 million for the first quarter of 2005 compared to the first quarter of 2004 primarily due to higher interest income earned on temporary cash investments.

  Liquidity and Capital Resources

  Cash Flow

  Cash flows for the first quarters of 2005 and 2004 were as follows:
	2005	2004
	(In Thousands)

Cash and cash equivalents at beginning of period	$216,355	$52,536

Cash flow provided by (used in):
Operating activities	77,763	37,268
Investing activities	(8,156)	(2,648)
Financing activities	(55,613)	(30,348)
Net increase in cash and cash equivalents	13,994	4,272

Cash and cash equivalents at end of period	$230,349	$56,808

  Operating Activities

  Cash flow from operations increased $40.5 million for the first quarter 2005 compared to the first quarter 2004 primarily due to money pool activity. Money pool activity provided $20.6 million of System Energy's operating cash flows for the first quarter of 2005 and used $10.7 million for the first quarter of 2004. System Energy's receivables from the money pool were as follows:

March 31, 2005	December 31, 2004	March 31, 2004	December 31, 2003
(In Thousands)

$40,965	$61,592	$29,728	$19,064

  See Note 4 to the domestic utility companies and System Energy financial statements in the Form 10-K for a description of the money pool.

  Investing Activities

  The increase of $5.5 million in net cash used in investing activities for the first quarter of 2005 compared to the first quarter of 2004 was primarily due to the maturity of $6.5 million of other temporary investments, which provided cash in 2004.

  Financing Activities

  The increase of $25.3 million in net cash used in financing activities for the first quarter of 2005 compared to the first quarter of 2004 was primarily due to an increase of $22.4 million in the January 2005 principal payment made on the Grand Gulf sale-leaseback compared to the January 2004 principal payment.

  Uses and Sources of Capital

  See "Management's Financial Discussion and Analysis - Liquidity and Capital Resources" in the Form 10-K for a discussion of System Energy's uses and sources of capital.

  Significant Factors and Known Trends

  See "Management's Financial Discussion and Analysis - Significant Factors and Known Trends" in the Form 10-K for a discussion of market risks, nuclear matters, litigation risks, and environmental risks.

  Critical Accounting Estimates

  See "Management's Financial Discussion and Analysis - Critical Accounting Estimates" in the Form 10-K for a discussion of the estimates and judgments necessary in System Energy's accounting for nuclear decommissioning costs and pension and other retirement benefits.

SYSTEM ENERGY RESOURCES, INC.
INCOME STATEMENTS
For the Three Months Ended March 31, 2005 and 2004
(Unaudited)

	2005	2004
	(In Thousands)

OPERATING REVENUES
Domestic electric	$124,790	$127,168

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	9,719	7,246
Nuclear refueling outage expenses	2,993	3,627
Other operation and maintenance	23,136	21,509
Decommissioning	6,128	5,701
Taxes other than income taxes	6,049	5,945
Depreciation and amortization	26,544	26,541
Other regulatory credits - net	(4,385)	(1,168)
TOTAL	70,184	69,401

OPERATING INCOME	54,606	57,767

OTHER INCOME
Allowance for equity funds used during construction	306	414
Interest and dividend income	2,845	1,355
Miscellaneous - net	(113)	(221)
TOTAL	3,038	1,548

INTEREST AND OTHER CHARGES
Interest on long-term debt	12,856	15,240
Other interest - net	2	211
Allowance for borrowed funds used during construction	(97)	(134)
TOTAL	12,761	15,317

INCOME BEFORE INCOME TAXES	44,883	43,998

Income taxes	18,651	19,334

NET INCOME	$26,232	$24,664

See Notes to Respective Financial Statements.

  (Page left blank intentionally)

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2005 and 2004
(Unaudited)

	2005	2004
	(In Thousands)

OPERATING ACTIVITIES
Net income	$26,232	$24,664
Adjustments to reconcile net income to net cash flow provided by operating activities:
Other regulatory credits - net	(4,385)	(1,168)
Depreciation, amortization, and decommissioning	32,672	32,242
Deferred income taxes and investment tax credits	(6,619)	(163,415)
Changes in working capital:
Receivables	30,664	5,006
Accounts payable	(7,782)	(725)
Taxes accrued	10,213	166,874
Interest accrued	(27,541)	(11,947)
Other working capital accounts	(4,514)	(94,842)
Provision for estimated losses and reserves	51	(1,096)
Changes in other regulatory assets	(3,330)	8,782
Other	32,102	72,893
Net cash flow provided by operating activities	77,763	37,268

INVESTING ACTIVITIES
Construction expenditures	(3,307)	(5,737)
Allowance for equity funds used during construction	306	414
Nuclear fuel purchases	-	(45,460)
Proceeds from sale/leaseback of nuclear fuel	-	45,460
Decommissioning trust contributions and realized
change in trust assets	(5,155)	(3,807)
Changes in other temporary investments - net	-	6,482
Net cash flow used in investing activities	(8,156)	(2,648)

FINANCING ACTIVITIES
Retirement of long-term debt	(28,813)	(6,348)
Dividends paid:
Common stock	(26,800)	(24,000)
Net cash flow used in financing activities	(55,613)	(30,348)

Net increase in cash and cash equivalents	13,994	4,272

Cash and cash equivalents at beginning of period	216,355	52,536

Cash and cash equivalents at end of period	$230,349	$56,808

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$38,948	$26,322

See Notes to Respective Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
ASSETS
March 31, 2005 and December 31, 2004
(Unaudited)

	2005	2004
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$59	$399
Temporary cash investments - at cost,
which approximates market	230,290	215,956
Total cash and cash equivalents	230,349	216,355
Accounts receivable:
Associated companies	82,670	111,588
Other	1,987	3,733
Total accounts receivable	84,657	115,321
Materials and supplies - at average cost	54,323	53,427
Deferred nuclear refueling outage costs	6,620	9,510
Prepayments and other	7,549	1,007
TOTAL	383,498	395,620

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	211,474	205,083

UTILITY PLANT
Electric	3,236,616	3,232,314
Property under capital lease	469,993	469,993
Construction work in progress	26,637	28,743
Nuclear fuel under capital lease	58,602	65,572
TOTAL UTILITY PLANT	3,791,848	3,796,622
Less - accumulated depreciation and amortization	1,807,117	1,780,450
UTILITY PLANT - NET	1,984,731	2,016,172

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
SFAS 109 regulatory asset - net	95,471	96,047
Other regulatory assets	300,850	296,305
Other	19,658	19,578
TOTAL	415,979	411,930

TOTAL ASSETS	$2,995,682	$3,028,805

See Notes to Respective Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
LIABILITIES AND SHAREHOLDER'S EQUITY
March 31, 2005 and December 31, 2004
(Unaudited)

	2005	2004
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$22,989	$25,266
Accounts payable:
Associated companies	-	3,880
Other	17,149	21,051
Taxes accrued	73,034	46,468
Accumulated deferred income taxes	2,360	3,477
Interest accrued	15,457	42,998
Obligations under capital leases	27,716	27,716
Other	1,655	1,621
TOTAL	160,360	172,477

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	397,941	421,466
Accumulated deferred investment tax credits	74,743	75,612
Obligations under capital leases	30,886	37,855
Other regulatory liabilities	240,879	210,863
Decommissioning	342,021	335,893
Accumulated provisions	2,429	2,378
Long-term debt	823,102	849,593
Other	29,305	28,084
TOTAL	1,941,306	1,961,744

Commitments and Contingencies

SHAREHOLDER'S EQUITY
Common stock, no par value, authorized 1,000,000 shares;
issued and outstanding 789,350 shares in 2005 and 2004	789,350	789,350
Retained earnings	104,666	105,234
TOTAL	894,016	894,584

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$2,995,682	$3,028,805

See Notes to Respective Financial Statements.

  ENTERGY ARKANSAS, ENTERGY GULF STATES, ENTERGY LOUISIANA, ENTERGY MISSISSIPPI, ENTERGY NEW ORLEANS, AND SYSTEM ENERGY

  NOTES TO RESPECTIVE FINANCIAL STATEMENTS

  (Unaudited)

  NOTE 1. COMMITMENTS AND CONTINGENCIES

  Nuclear Insurance (Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

  See Note 8 to the domestic utility companies and System Energy financial statements in the Form 10-K for information on nuclear liability and property and replacement power insurance associated with Entergy Arkansas', Entergy Gulf States', Entergy Louisiana's, and System Energy's nuclear power plants.

  Income Taxes (Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

  See Note 8 to the domestic utility companies and System Energy financial statements in the Form 10-K for information regarding certain material income tax audit matters involving the domestic utility companies and System Energy.

  CashPoint Bankruptcy (Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans)

  See Note 8 to the domestic utility companies and System Energy financial statements in the Form 10-K for information regarding the bankruptcy of CashPoint, which managed a network of payment agents for the domestic utility companies.

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

  Employment Litigation (Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

  Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy are defendants in numerous lawsuits filed by former employees asserting that they were wrongfully terminated and/or discriminated against on the basis of age, race, sex, or other protected characteristics. The defendant companies deny any liability to the plaintiffs.

  Asbestos and Hazardous Material Litigation (Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans)

  Numerous lawsuits have been filed in federal and state courts in Texas, Louisiana, and Mississippi primarily by contractor employees in the 1950-1980 timeframe against Entergy Gulf States, Entergy Louisiana, Entergy New Orleans, and Entergy Mississippi as premises owners of power plants, for damages caused by alleged exposure to asbestos or other hazardous material. Many other defendants are named in these lawsuits as well. Presently, there are approximately 480 lawsuits involving approximately 10,000 claims. Management believes that adequate provisions have been established to cover any exposure. Additionally, negotiations continue with insurers to recover more reimbursement, while new coverage is being secured to minimize anticipated future potential exposures. Management believes that loss exposure has been and will continue to be handled successfully so that the ultimate resolution of these matters will not be material, in the aggregate, to the financial position or results of operation of the domestic utility companies involved in these lawsuits.

  NOTE 2. RATE AND REGULATORY MATTERS

  Retail Rate Proceedings

  See Note 2 to the domestic utility companies and System Energy financial statements in the Form 10-K for information regarding retail rate proceedings involving the domestic utility companies. The following are updates to the Form 10-K.

  Filings with the LPSC

  Global Settlement (Entergy Gulf States and Entergy Louisiana)

  In March 2005, the LPSC approved a settlement proposal to resolve various dockets covering a range of issues for Entergy Gulf States and Entergy Louisiana. The settlement will result in credits totaling $76 million for retail electricity customers in Entergy Gulf States' Louisiana service territory and credits totaling $14 million for retail electricity customers of Entergy Louisiana. The settlement dismisses Entergy Gulf States' fourth, fifth, sixth, seventh, and eighth annual earnings reviews, Entergy Gulf States' ninth post-merger earnings review and revenue requirement analysis, the continuation of a fuel review for Entergy Gulf States, dockets established to consider issues concerning power purchases for Entergy Gulf States and Entergy Louisiana for the summers of 2001, 2002, 2003, and 2004, all pending and future nuclear uprate cases through May 2005, and an LPSC docket concerning retail issues arising under the System Agreement. The settlement does not include the System Agreement case pending at FERC. In addition, Entergy Gulf States agreed not to seek recovery from customers of $2.0 million of excess refund amounts associated with the fourth through the eighth annual earnings reviews and Entergy Louisiana agreed to forego recovery of $3.5 million of deferred 2003 capacity costs associated with certain power purchase agreements. The credits have been issued in connection with April 2005 billings. Entergy Gulf States and Entergy Louisiana have reserved for the approximate refund amounts.

  The settlement includes the establishment of a three-year formula rate plan for Entergy Gulf States that, among other provisions, establishes a ROE mid-point of 10.65% and permits Entergy Gulf States to recover incremental capacity costs outside of a traditional base rate proceeding. Under the formula rate plan, over- and under-earnings outside a 75 basis point bandwidth will be allocated 60% to customers and 40% to Entergy Gulf States. Under the settlement, there is no change to Entergy Gulf States' retail rates at this time. Current rates will remain in place until the first formula rate plan filing in May 2005 and will be reset, if necessary, effective September 1, 2005. If, as a result of the formula rate plan filing in May 2005, Entergy Gulf States is found to have earned an ROE in excess of 10.65% for the 2004 test year, rates will be reset and a refund will be given in an amount sufficient to reduce its ROE to 10.65% effective January 2004.

  Retail Rates (Entergy Louisiana)

  See Note 2 to the domestic utility companies and System Energy financial statements in the Form 10-K for discussion of Entergy Louisiana's rate filing with the LPSC requesting a base rate increase. In March 2005, the LPSC staff and Entergy Louisiana filed a proposed settlement that includes an annual base rate increase of approximately $18.3 million which was implemented, subject to refund, effective with May 2005 billings. The proposed settlement also includes the adoption of a three-year formula rate plan, the terms of which include a ROE mid-point of 10.25% and permit Entergy Louisiana to recover incremental capacity costs outside of a traditional base rate proceeding. Under the formula rate plan, over- and under-earnings outside an 80 basis point bandwidth will be allocated 60% to customers and 40% to Entergy Louisiana. A decision from the LPSC on the proposed settlement is expected in May 2005.

  Filings with the City Council (Entergy New Orleans)

  In April 2005, Entergy New Orleans made its annual scheduled formula rate plan filings with the City Council.  The filings show that a decrease of $0.2 million in electric revenues is warranted and an increase of $3.9 million in gas revenues is warranted. The prescribed period for review by the Council's Advisors and other parties has now commenced, and rate adjustments, if any, could be implemented as soon as September 2005.

  Deferred Fuel Costs

  See Note 2 to the domestic utility companies and System Energy financial statements in the Form 10-K for information regarding fuel proceedings involving the domestic utility companies. The following are updates to the Form 10-K.

  (Entergy Arkansas)

  In March 2005, Entergy Arkansas filed with the APSC its energy cost recovery rider for the period April 2005 through March 2006. The filed energy cost rate, which accounts for 15 percent of a typical residential customer's bill using 1,000 kWh per month, increased 31 percent primarily attributable to a true-up adjustment for an under-recovery balance of $11.2 million and a nuclear refueling adjustment resulting from outages scheduled in 2005 at Arkansas Nuclear One Unit 1 and Unit 2.

  (Entergy Gulf States)

  In March 2004, Entergy Gulf States filed with the PUCT a fuel reconciliation case covering the period September 2000 through August 2003. Entergy Gulf States is reconciling $1.43 billion of fuel and purchased power costs on a Texas retail basis. This amount includes $8.6 million of under-recovered costs that Entergy Gulf States is asking to reconcile and roll into its fuel over/under-recovery balance to be addressed in the next appropriate fuel proceeding. This case involves imputed capacity and River Bend payment issues similar to those decided adversely in a January 2001 proceeding that is now on appeal. On January 31, 2005, the ALJ issued a Proposal for Decision that recommended disallowing $10.7 million (excluding interest) related to these two issues. In April 2005, the PUCT issued an order reversing in part, the ALJ's Proposal for Decision and allowing Entergy Gulf States to recover a part of its request related to the imputed capacity and River Bend payment issues. The PUCT's order reduced the disallowance in the case to $8.3 million. Both Entergy Gulf States and certain cities served by Entergy Gulf States filed motions for rehearing on these issues. Judicial review may follow PUCT action on the motions. Any disallowance will be netted against Entergy Gulf States' under-recovered costs and will be included in its deferred fuel costs balance.

  (Entergy Louisiana)

  As discussed in Note 2 to the domestic utility companies and System Energy financial statements in the Form 10-K, in August 2000, the LPSC authorized its staff to initiate a proceeding to audit the fuel adjustment clause filings of Entergy Louisiana pursuant to a November 1997 LPSC general order. The time period that is the subject of the audit is January 1, 2000 through December 31, 2001. In September 2003, the LPSC staff issued its audit report and recommended a disallowance with regard to one item. The issue relates to the alleged failure to uprate Waterford 3 in a timely manner, a claim that also has been raised in the summer 2001, 2002, and 2003 purchased power proceedings. The settlement approved by the LPSC in March 2005, discussed above, resolves the uprate imprudence disallowance and is no longer at issue in this proceeding.

  (Entergy Mississippi)

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

  (Entergy New Orleans)

  As discussed in Note 2 to the domestic utility companies and System Energy financial statements in the Form 10-K, the City Council passed resolutions implementing a package of measures developed by Entergy New Orleans and the Council Advisors to protect customers from potential gas price spikes during the 2004 - 2005 winter heating season including the deferral of collection of up to $6.2 million of gas costs associated with a cap on the purchased gas adjustment in November and December 2004 and in the event that the average residential customer's gas bill were to exceed a threshold level. The deferrals of $1.7 million resulting from these caps will receive accelerated recovery over a seven-month period beginning in April 2005.

  Electric Industry Restructuring and the Continued Application of SFAS 71

  Previous developments and information related to electric industry restructuring are presented in Note 2 to the domestic utility companies and System Energy financial statements in the Form 10-K.

  Texas (Entergy Gulf States)

  See Note 2 to the domestic utility companies and System Energy financial statements in the Form 10-K for a discussion of the status of retail open access in Entergy Gulf States' Texas service territory and Entergy Gulf States' independent organization request.

  In February 2005, bills were submitted in the Texas Legislature that would clarify that Entergy Gulf States is no longer subject to a rate freeze and specify that retail open access will not commence in Entergy Gulf States' Texas service territory until the PUCT certifies a power region. A substitute bill was passed by the Texas House of Representatives in April 2005, and is now being considered by the Texas Senate. The substitute bill changed several provisions of the original bills to address concerns raised in the legislative process. The substitute bill provides that:

    Entergy Gulf States is authorized by the legislation to proceed with a jurisdictional separation into two vertically integrated utilities, one subject solely to the retail jurisdiction of the LPSC and one subject solely to the retail jurisdiction of the PUCT;
    The portions of all prior PUCT orders requiring Entergy Gulf States to comply with any provisions of Texas law governing transition to retail competition are void;
    Entergy Gulf States must file a plan by January 1, 2006, identifying the power region(s) to be considered for certification and the steps and schedule to achieve certification;
    Entergy Gulf States must file a transition to competition plan no later than January 1, 2007, that would mitigate market power and achieve full customer choice, including potentially construction of additional transmission facilities, generation auctions, generation capacity divestiture, reinstatement of a customer choice pilot project, establishment of a price to beat, and other public interest measures;
    Entergy Gulf States may not file a general base rate case in Texas before June 30, 2007, with rates effective no earlier than June 30, 2008, but may seek before then the annual recovery of certain incremental purchased power capacity costs not in excess of five percent of its annual base rate revenues; and
    Entergy Gulf States may recover over a period not to exceed 15 years reasonable and necessary transition to competition costs incurred before the effective date of the legislation and not previously recovered, with an allowance for carrying charges.

  NOTE 3. LINES OF CREDIT, RELATED SHORT-TERM BORROWINGS, AND LONG-TERM DEBT

  The short-term borrowings of the domestic utility companies and System Energy are limited to amounts authorized by the SEC. The current limits authorized are effective through November 30, 2007. In addition to borrowing from commercial banks, the domestic utility companies and System Energy are authorized to borrow from Entergy's money pool. The money pool is an inter-company borrowing arrangement designed to reduce the domestic utility companies' dependence on external short-term borrowings. Borrowings from the money pool and external borrowings combined may not exceed the SEC authorized limits. The following are the short-term borrowings from the money pool and the SEC-authorized limits for short-term borrowings for the domestic utility companies and System Energy as of March 31, 2005:

	Authorized	Borrowings
	(In Millions)

Entergy Arkansas	$235	-
Entergy Gulf States	$340	$19.6
Entergy Louisiana	$225	-
Entergy Mississippi	$160	-
Entergy New Orleans	$100	$3.9
System Energy	$140	-

  Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans each have 364-day credit facilities available as follows:

Company	Expiration Date	Amount of Facility	Amount Drawn as of March 31, 2005

Entergy Arkansas	April 2006	$85 million	-
Entergy Louisiana	July 2005	$15 million (a)	-
Entergy Mississippi	May 2006	$25 million	-
Entergy New Orleans	July 2005	$14 million (a)	-

(a)	The combined amount borrowed by Entergy Louisiana and Entergy New Orleans under these facilities at any one time cannot exceed $15 million.

  In April 2005, Entergy Arkansas renewed its 364-day credit facility through April 2006 and Entergy Mississippi renewed its 364-day facility through May 2006. Also, Entergy Louisiana and Entergy New Orleans extended their 364-day credit facilities through July 2005. Prior to the expiration, it is expected that Entergy Louisiana and Entergy New Orleans will renew their 364-day credit facilities through May 2006.

  The 364-day credit facilities have variable interest rates and the average commitment fee is 0.13%. The Entergy Arkansas facility requires it to maintain total shareholders' equity of at least 25% of its total assets.

  The following long-term debt has been issued by the domestic utility companies and System Energy in 2005:
	Issue Date	Amount
		(In Thousands)
Mortgage Bonds:
5.66% Series due February 2025 - Entergy Arkansas	January 2005	$175,000
6.18% Series due March 2035 - Entergy Gulf States	February 2005	$85,000

Governmental Bonds:
5.00% Series due January 2021, Independence County - Arkansas (Entergy Arkansas)	March 2005	$45,000

  The following long-term debt was retired by the domestic utility companies and System Energy in 2005:

	Retirement Date	Amount
		(In Thousands)
Mortgage Bonds:
7.00% Series due October 2023 - Entergy Arkansas	February 2005	$175,000
Other Long-Term Debt:
Grand Gulf Lease Obligation payment, System Energy	N/A	$28,790
8.75% Junior Subordinated Deferrable Interest Debentures due 2046 - Entergy Gulf States	March 2005	$87,629
Retirements after the balance sheet date:
9.0% Series due May 2015, West Feliciana Parish - Louisiana (Entergy Gulf States)	May 2005	$45,000
7.5% Series due May 2015, West Feliciana Parish - Louisiana (Entergy Gulf States)	May 2005	$41,600

  Entergy Arkansas used the proceeds from the March 2005 issuance to redeem, prior to maturity, $45 million of 6.25% Series of Independence County bonds in April 2005. The issuance is shown as a non-cash transaction on the cash flow statement since the proceeds were placed in a trust and never held as cash by Entergy Arkansas.

  Tax Exempt Bond Audit (Entergy Louisiana)

  The Internal Revenue Service (IRS) is auditing certain Tax Exempt Bonds (Bonds) issued by St. Charles Parish, State of Louisiana (the Issuer). The Bonds were issued to finance previously unfinanced acquisition costs expended by Entergy Louisiana to acquire certain radioactive solid waste disposal facilities (the Facilities) at the Waterford Steam Electric Generating Station. In March and April 2005, the IRS issued proposed adverse determinations that the Issuer's 7.0% Series bonds due 2022, 7.5% Series bonds due 2021, and 7.05% Series bonds due 2022 are not tax exempt. The stated basis for these determinations was that radioactive waste did not constitute "solid waste" within the provisions of the Internal Revenue Code and therefore the Facilities did not qualify as solid waste disposal facilities. The Issuer and Entergy Louisiana intend to continue to vigorously contest this matter.

  NOTE 4. RETIREMENT AND OTHER POSTRETIREMENT BENEFITS

  Components of Net Pension Cost

  The domestic utility companies' and System Energy's pension cost, including amounts capitalized, for the first quarters of 2005 and 2004, included the following components:

	Entergy	Entergy	Entergy	Entergy	Entergy	System
2005	Arkansas	Gulf States	Louisiana	Mississippi	New Orleans	Energy
	(In Thousands)
Service cost - benefits earned
during the period	$3,329	$2,704	$1,957	$1,005	$436	$944
Interest cost on projected
benefit obligation	9,115	7,235	5,525	2,998	1,148	1,413
Expected return on assets	(9,009)	(9,709)	(6,666)	(3,566)	(731)	(1,324)
Amortization of transition asset	-	-	-	-	-	(69)
Amortization of prior service cost	415	378	163	128	57	17
Amortization of loss	1,613	1,213	730	527	151	229
Net pension cost	$5,463	$1,821	$1,709	$1,092	$1,061	$1,210

	Entergy	Entergy	Entergy	Entergy	Entergy	System
2004	Arkansas	Gulf States	Louisiana	Mississippi	New Orleans	Energy
	(In Thousands)
Service cost - benefits earned
during the period	$3,003	$2,454	$1,724	$954	$425	$845
Interest cost on projected
benefit obligation	8,617	7,111	5,183	2,891	1,042	1,232
Expected return on assets	(9,245)	(9,892)	(6,796)	(3,691)	(928)	(1,034)
Amortization of transition asset	-	-	-	-	-	(80)
Amortization of prior service cost	417	465	189	141	57	18
Amortization of loss	868	641	297	285	59	113
Net pension cost	$3,660	$779	$597	$580	$655	$1,094

  Components of Net Other Postretirement Benefit Cost

  The domestic utility companies' and System Energy's other postretirement benefit cost, including amounts capitalized, for the first quarters of 2005 and 2004, included the following components:
	Entergy	Entergy	Entergy	Entergy	Entergy	System
2005	Arkansas	Gulf States	Louisiana	Mississippi	New Orleans	Energy
	(In Thousands)
Service cost - benefits earned
during the period	$1,157	$1,634	$689	$363	$192	$415
Interest cost on APBO	2,589	2,924	1,673	833	789	394
Expected return on assets	(1,637)	(1,366)	-	(669)	(579)	(387)
Amortization of transition obligation	205	947	95	88	435	4
Amortization of prior service cost	(173)	-	18	(46)	10	(139)
Amortization of loss	1,276	770	691	471	211	146
Net other postretirement benefit cost	$3,417	$4,909	$3,166	$1,040	$1,058	$433

	Entergy	Entergy	Entergy	Entergy	Entergy	System
2004	Arkansas	Gulf States	Louisiana	Mississippi	New Orleans	Energy
	(In Thousands)
Service cost - benefits earned
during the period	$1,632	$1,529	$720	$477	$205	$388
Interest cost on APBO	2,833	2,941	1,701	878	827	388
Expected return on assets	(1,603)	(1,236)	-	(653)	(566)	(310)
Amortization of transition obligation	609	1,147	300	254	529	4
Amortization of prior service cost	-	-	-	-	-	(91)
Amortization of loss	1,074	651	562	348	156	131
Net other postretirement benefit cost	$4,545	$5,032	$3,283	$1,304	$1,151	$510

  Employer Contributions

  The domestic utility companies and System Energy expect to contribute the following to pension plans in 2005:
	Entergy	Entergy	Entergy	Entergy	Entergy	System
	Arkansas	Gulf States	Louisiana	Mississippi	New Orleans	Energy
	(In Thousands)
Expected 2005 pension contributions
disclosed in Form 10-K	$20,560	$18,948	$2,622	$3,416	$15,667	$9,266
Revised expected 2005 pension contributions	$13,802	$21,893	-	$3,416	$21,281	$12,305
Pension contributions made through April 2005	$2,002	$12,425	-	$512	$12,078	$6,358
Remaining estimated pension contributions to be made in 2005	$11,800	$9,468	-	$2,904	$9,203	$5,947

  Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Medicare Act)

  Based on actuarial analysis, the estimated impact of future Medicare subsidies reduced the December 31, 2004 Accumulated Postretirement Benefit Obligation (APBO) and first quarter 2005 and 2004 other postretirement benefit cost for the domestic utility companies and System Energy as follows:
	Entergy	Entergy	Entergy	Entergy	Entergy	System
	Arkansas	Gulf States	Louisiana	Mississippi	New Orleans	Energy
	(In Thousands)

Reduction in 12/31/2004 APBO	($35,928)	($31,846)	($20,085)	($12,227)	($9,742)	($4,982)
Reduction in first quarter 2005
other postretirement benefit cost	($1,446)	($1,269)	($790)	($476)	($350)	($245)
Reduction in first quarter 2004
other postretirement benefit cost	($498)	($554)	($232)	($156)	($144)	($53)

  For further information on the Medicare Act refer to Note 10 to the domestic utility companies and System Energy's financial statements in the Form 10-K.

  __________________________________

  In the opinion of the management of Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals and reclassification of previously reported amounts to conform to current classifications) necessary for a fair statement of the results for the interim periods presented. The business of the domestic utility companies and System Energy is subject to seasonal fluctuations, however, with the peak periods occurring during the third quarter. The results for the interim periods presented should not be used as a basis for estimating results of operations for a full year.

  Item 4. Controls and Procedures

  Disclosure Controls and Procedures

  As of March 31, 2005, evaluations were performed under the supervision and with the participation of Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy Resources (individually "Registrant" and collectively the "Registrants") management, including their respective Chief Executive Officers (CEO) and Chief Financial Officers (CFO). The evaluations assessed the effectiveness of the Registrants' disclosure controls and procedures. Based on the evaluations, each CEO and CFO has concluded that, as to the Registrant or Registrants for which they serve as CEO or CFO, the Registrants' disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

  ENTERGY CORPORATION AND SUBSIDIARIES

  PART II. OTHER INFORMATION

  Item 1. Legal Proceedings

  See "PART I, Item 1, Litigation" in the Form 10-K for a discussion of legal proceedings affecting Entergy. Following is an update to that discussion.

  Entergy Louisiana Formula Ratemaking Plan Lawsuit

  See Part I, Item 1, "Entergy Louisiana Formula Ratemaking Plan Lawsuit" in the Form 10-K for a discussion of the complaint filed against Entergy Louisiana and the LPSC in state court in East Baton Rouge Parish purportedly on behalf of all Entergy Louisiana ratepayers. This case has been abandoned by operation of law.

  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

  Issuer Purchases of Equity Securities (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum $ Amount of Shares that May Yet be Purchased Under a Plan (2)

1/01/2005-1/31/2005	2,820,000	$66.47	2,820,000	$836,304,437
2/01/2005-2/28/2005	2,078,500	$70.50	2,078,500	$750,138,283
3/01/2005-3/31/2005	695,100	$69.79	695,100	$728,763,293
Total	5,593,600	$68.38	5,593,600

(1)

  In accordance with Entergy's stock-based compensation plans, Entergy periodically grants stock options to its employees, which may be exercised to obtain shares of Entergy's common stock. According to the plans, these shares can be newly issued shares, treasury stock, or shares purchased on the open market. See Note 7 to the consolidated financial statements in the Form 10-K for additional discussion of the stock-based compensation plans. Entergy's management has been authorized to repurchase on the open market shares up to an amount sufficient to fund the exercise of grants under the plans, and this authorization does not have an expiration date. In August 2004, Entergy announced a program under which Entergy Corporation will repurchase up to $1.5 billion of its common stock. The program extends through the end of 2006. This repurchase program is incremental to the existing authority to repurchase shares to fund the exercise of employee stock options. The amount of repurchases under the program may vary as a result of material changes in business results or capital spending, or as a result of material new investment opportunities.

(2)

  Maximum amount of shares that may yet be repurchased relates only to the $1.5 billion plan and does not include an estimate of the amount of shares that may be purchased to fund the exercise of grants under the stock-based compensation plans.

  Item 5. Other Information

  Federal Regulation

  FERC Audits

  The FERC is currently reviewing certain wholesale sales and purchases involving EPMC that occurred during the 1998-2001 time period and similar transactions that Entergy-Koch Trading may have undertaken. EPMC was an Entergy subsidiary engaged in non-regulated wholesale marketing and trading activities prior to the formation of Entergy-Koch. Entergy is working with the FERC investigation staff to provide information regarding these transactions.

  Other Customer-initiated Proceedings at the FERC

  See the Form 10-K for a discussion of the complaint filed with the FERC in February 2005 by ExxonMobil Chemical Company and ExxonMobil Refining & Supply Company (ExxonMobil) against Entergy Services and the domestic utility companies. On April 18, 2005, the FERC (1) rejected as unfounded ExxonMobil's allegation concerning the netting of its station power needs; and (2) set for hearing the question of whether the facility upgrades and related charges are subject to FERC jurisdiction and, if so, when they became subject to FERC jurisdiction, whether the monthly facility charge violated FERC pricing policy, and whether any refunds are appropriate. The FERC then held the hearing in abeyance in order to provide the parties an opportunity to settle their dispute before hearing procedures commence. The FERC further directed that a settlement judge be appointed.

  On January 24, 2005 Cottonwood Energy Company, L.P., an independent generator, filed with the FERC a rate schedule for reactive power that proposes to impose on Entergy Gulf States a rate for reactive supply service allegedly supplied by Cottonwood's electric generating facility. Cottonwood has proposed a fixed monthly charge of $0.3 million, which according to Cottonwood represents its revenue requirement for reactive power service. Entergy believes that independent generators should only be compensated for reactive power to the extent that they have an affirmative and continual obligation to provide reactive power support beyond their power factor range when directed to do so by the transmission provider, and is opposing Cottonwood's rate schedule. On March 23, 2005, the FERC accepted Cottonwood's proposed reactive power rate schedule for filing effective on February 1, 2005, subject to refund, and established hearing and settlement judge procedures. Cottonwood and Entergy Gulf States are currently engaged in settlement discussions pursuant to the FERC order. A procedural schedule for a hearing has not yet been established.

  Environmental Regulation

  See "PART I, Item 1, Clean Air Act and Subsequent Amendments, Hazardous Air Pollutants" in the Form 10-K for information related to the hazardous air pollutant emissions reduction programs. In March 2005, the EPA issued a rule to permanently cap and reduce mercury emissions from coal-fired power plants. The Clean Air Mercury Rule establishes "standards of performance" limiting mercury emissions from new and existing coal-fired power plants and creates a market-based cap-and-trade program that will reduce nationwide utility emissions of mercury in two distinct phases. The first phase cap is 38 tons beginning in 2010. Entergy owns units that will be subject to the mercury regulations and is studying compliance options in order to determine the best control alternative. Entergy expects that any necessary capital expenditures will occur between 2006 and 2009, and ongoing operating costs will begin in 2010.

  See "PART I, Item 1, Clean Air Act and Subsequent Amendments, Interstate Air Transport" in the Form 10-K for information related to SO2 and NOX emissions reduction programs. In March 2005, the EPA finalized the Clean Air Interstate Rule (CAIR), which will reduce SO2 and NOX emissions from electric generation plants in order to improve air quality in 28 eastern states. The rule will require a combination of capital investment to install pollution control equipment and increased operating costs. Entergy's capital investment and annual operation and maintenance allowance purchase costs will depend on the economic assessment of NOX and SO2 allowance markets, the cost of control technologies, and unit usage. The capital financial impact could be offset by emission markets which allow for purchases or use of allocated credits; however, the allocation of the emission allowances and the set up of the market will determine the ultimate cost to Entergy. Entergy is concerned that the allocation may be unfairly skewed towards states with relatively higher emissions. Entergy will continue to study the final rule's impact to its generation fleet and will work to ensure that all states are treated fairly in the allocation of emission credits.

  Earnings Ratios (Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

  The domestic utility companies and System Energy have calculated ratios of earnings to fixed charges and ratios of earnings to combined fixed charges and preferred dividends pursuant to Item 503 of Regulation S-K of the SEC as follows:
	Ratios of Earnings to Fixed Charges
	Twelve Months Ended
	December 31,					March 31,
	2000	2001	2002	2003	2004	2005

Entergy Arkansas	3.01	3.29	2.79	3.17	3.37	3.55
Entergy Gulf States	2.60	2.36	2.49	1.51	3.04	2.92
Entergy Louisiana	3.33	2.76	3.14	3.93	3.60	3.13
Entergy Mississippi	2.33	2.14	2.48	3.06	3.41	3.40
Entergy New Orleans	2.66	(a)	(b)	1.73	3.60	3.52
System Energy	2.41	2.12	3.25	3.66	3.95	4.08

	Ratios of Earnings to Combined Fixed Charges and Preferred Dividends
	Twelve Months Ended
	December 31,					March 31,
	2000	2001	2002	2003	2004	2005

Entergy Arkansas	2.70	2.99	2.53	2.79	2.98	3.15
Entergy Gulf States	2.39	2.21	2.40	1.45	2.90	2.79
Entergy Louisiana	2.93	2.51	2.86	3.46	3.16	2.77
Entergy Mississippi	2.09	1.96	2.27	2.77	3.07	3.06
Entergy New Orleans	2.43	(a)	(b)	1.59	3.31	3.23

(a)

  Earnings for the twelve months ended December 31, 2001, for Entergy New Orleans were not adequate to cover fixed charges and combined fixed charges and preferred dividends by $6.6 million and $9.5 million, respectively.

(b)

  Earnings for the twelve months ended December 31, 2002, for Entergy New Orleans were not adequate to cover fixed charges and combined fixed charges and preferred dividends by $0.7 million and $3.4 million, respectively.

  Item 6. Exhibits

  (a) Exhibits*
10(a) -	Second Amendment of the System Executive Continuity Plan of Entergy Corporation and Subsidiaries, effective April 15, 2005.

10(b) -	Purchase and Sale Agreement by and between Central Mississippi Generating Company, LLC and Entergy Mississippi, Inc., dated as of March 16, 2005.

31(a) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Corporation.

31(b) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Corporation.

31(c) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Arkansas.

31(d) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Gulf States.

31(e) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Gulf States and Entergy Louisiana.

31(f) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Mississippi.

31(g) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy New Orleans.

31(h) -	Rule 13a-14(a)/15d-14(a) Certification for System Energy.

31(i) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans.

31(j) -	Rule 13a-14(a)/15d-14(a) Certification for System Energy.

32(a) -	Section 1350 Certification for Entergy Corporation.

32(b) -	Section 1350 Certification for Entergy Corporation.

32(c) -	Section 1350 Certification for Entergy Arkansas.

32(d) -	Section 1350 Certification for Entergy Gulf States.

32(e) -	Section 1350 Certification for Entergy Gulf States and Entergy Louisiana.

32(f) -	Section 1350 Certification for Entergy Mississippi.

32(g) -	Section 1350 Certification for Entergy New Orleans.

32(h) -	Section 1350 Certification for System Energy.

32(i) -	Section 1350 Certification for Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans.

32(j) -	Section 1350 Certification for System Energy.

99(a) -	Entergy Arkansas' Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

99(b) -	Entergy Gulf States' Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

99(c) -	Entergy Louisiana's Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

99(d) -	Entergy Mississippi's Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

99(e) -	Entergy New Orleans' Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

99(f) -	System Energy's Computation of Ratios of Earnings to Fixed Charges, as defined.

  ___________________________

  Pursuant to Item 601(b)(4)(iii) of Regulation S-K, Entergy Corporation agrees to furnish to the Commission upon request any instrument with respect to long-term debt that is not registered or listed herein as an Exhibit because the total amount of securities authorized under such agreement does not exceed ten percent of the total assets of Entergy Corporation and its subsidiaries on a consolidated basis.
*

  Reference is made to a duplicate list of exhibits being filed as a part of this report on Form 10-Q for the quarter ended March 31, 2005, which list, prepared in accordance with Item 102 of Regulation S-T of the SEC, immediately precedes the exhibits being filed with this report on Form 10-Q for the quarter ended March 31, 2005.

**	Incorporated herein by reference as indicated.

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

/s/ Nathan E. Langston Nathan E. Langston Senior Vice President and Chief Accounting Officer (For each Registrant and for each as Principal Accounting Officer)

  Date: May 4, 2005