Form 10-K
period 2005-12-31
ENTERGY CORP /DE/; SYSTEM ENERGY RESOURCES INC; Entergy Louisiana, LLC; ENTERGY LOUISIANA HOLDINGS, INC; ENTERGY ARKANSAS INC; ENTERGY GULF STATES INC; ENTERGY NEW ORLEANS INC; ENTERGY MISSISSIPPI INC
filed 2006-03-10
CIK 65984, 202584, 1348952, 60527, 7323, 44570, 71508, 66901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number	Registrant, State of Incorporation, Address of Principal Executive Offices, Telephone Number, and IRS Employer Identification No.	Commission File Number	Registrant, State of Incorporation, Address of Principal Executive Offices, Telephone Number, and IRS Employer Identification No.
1-11299	ENTERGY CORPORATION (a Delaware corporation) 500 Clinton Center Drive Clinton, Mississippi 39056 (Temporary Executive Office) Telephone (504) 576-4000 72-1229752	1-32718	ENTERGY LOUISIANA, LLC (a Texas limited liability company) 446 North Boulevard Baton Rouge, LA 70802 Telephone (225) 381-5868 75-3206126

1-10764	ENTERGY ARKANSAS, INC. (an Arkansas corporation) 425 West Capitol Avenue Little Rock, Arkansas 72201 Telephone (501) 377-4000 71-0005900	1-31508	ENTERGY MISSISSIPPI, INC. (a Mississippi corporation) 308 East Pearl Street Jackson, Mississippi 39201 Telephone (601) 368-5000 64-0205830

1-27031	ENTERGY GULF STATES, INC. (a Texas corporation) 350 Pine Street Beaumont, Texas 77701 Telephone (409) 838-6631 74-0662730	0-5807	ENTERGY NEW ORLEANS, INC. (a Louisiana corporation) 1600 Perdido Street, Building 529 New Orleans, Louisiana 70112 Telephone (504) 670-3620 72-0273040

1-8474

ENTERGY LOUISIANA HOLDINGS, INC.
(a Texas corporation)
10055 Grogans Mill Road
Parkwood II Building
Suite 500
The Woodlands, Texas 77380
Telephone (281) 297-3647
72-0245590

Former name and address:
ENTERGY LOUISIANA, INC.
(a Louisiana corporation)
4809 Jefferson Highway
Jefferson, Louisiana 70121

		1-9067	SYSTEM ENERGY RESOURCES, INC. (an Arkansas corporation) Echelon One 1340 Echelon Parkway Jackson, Mississippi 39213 Telephone (601) 368-5000 72-0752777

Securities registered pursuant to Section 12(b) of the Act:

Registrant	Title of Class	Name of Each Exchange on Which Registered

Entergy Corporation	Common Stock, $0.01 Par Value - 207,846,657 shares outstanding at February 28, 2006 Equity Units, 7.625%	New York Stock Exchange, Inc. Chicago Stock Exchange Inc. Pacific Exchange Inc. New York Stock Exchange, Inc.

Entergy Arkansas, Inc.	Mortgage Bonds, 6.7% Series due April 2032 Mortgage Bonds, 6.0% Series due November 2032	New York Stock Exchange, Inc. New York Stock Exchange, Inc.

Entergy Gulf States, Inc.	Preferred Stock, Cumulative, $100 Par Value: $4.40 Dividend Series $4.52 Dividend Series $5.08 Dividend Series Adjustable Rate Series B (Depository Receipts)	New York Stock Exchange, Inc. New York Stock Exchange, Inc. New York Stock Exchange, Inc. New York Stock Exchange, Inc.

Entergy Louisiana, LLC	Mortgage Bonds, 7.6% Series due April 2032	New York Stock Exchange, Inc.

Entergy Mississippi, Inc.	Mortgage Bonds, 6.0% Series due November 2032 Mortgage Bonds, 7.25% Series due December 2032	New York Stock Exchange, Inc. New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:

Registrant	Title of Class

Entergy Arkansas, Inc.	Preferred Stock, Cumulative, $100 Par Value Preferred Stock, Cumulative, $0.01 Par Value

Entergy Gulf States, Inc.	Preferred Stock, Cumulative, $100 Par Value

Entergy Louisiana Holdings, Inc.	Preferred Stock, Cumulative, $100 Par Value Preferred Stock, Cumulative, $25 Par Value

Entergy Mississippi, Inc.	Preferred Stock, Cumulative, $100 Par Value

Entergy New Orleans, Inc.	Preferred Stock, Cumulative, $100 Par Value

Indicate by check mark if the registrants are a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ____ No Ö

Indicate by check mark if the registrants are not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ____ No Ö

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes __Ö __ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Securities Exchange Act of 1934.

	Large accelerated filer	Accelerated filer	Non-accelerated filer
Entergy Corporation	Ö
Entergy Arkansas, Inc.			Ö
Entergy Gulf States, Inc.			Ö
Entergy Louisiana Holdings, Inc.			Ö
Entergy Louisiana, LLC			Ö
Entergy Mississippi, Inc.			Ö
Entergy New Orleans, Inc.			Ö
System Energy Resources, Inc.			Ö

Indicate by check mark whether any of the registrants are a shell company (as defined in Rule 12b-2 of the Act.) Yes ____ No Ö

The aggregate market value of Entergy Corporation Common Stock, $0.01 Par Value, held by non-affiliates as of the end of the second quarter of 2005, was $15.9 billion based on the reported last sale price of $75.55 per share for such stock on the New York Stock Exchange on June 30, 2005. Entergy Corporation is the sole holder of the common stock of Entergy Arkansas, Inc., Entergy Gulf States, Inc., Entergy Louisiana Holdings, Inc., Entergy Mississippi, Inc., Entergy New Orleans, Inc., and System Energy Resources, Inc. Entergy Louisiana Holdings, Inc. is the sole holder of the common membership interests in Entergy Louisiana, LLC.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement of Entergy Corporation to be filed in connection with its Annual Meeting of Stockholders, to be held May 12, 2006, are incorporated by reference into Parts I and III hereof.

Risk Factors	Part I. Item 1A.	154
Unresolved Staff Comments	Part I. Item 1B.	161
Entergy Arkansas, Inc.
Management's Financial Discussion and Analysis	Part II. Item 7.
Results of Operations		162
Liquidity and Capital Resources		165
Significant Factors and Known Trends		169
Critical Accounting Estimates		171
New Accounting Pronouncements		175
Report of Independent Registered Public Accounting Firm		176
Income Statements For the Years Ended December 31, 2005, 2004, and 2003	Part II. Item 8.	177
Statements of Cash Flows For the Years Ended December 31, 2005, 2004, and 2003	Part II. Item 8.	179
Balance Sheets, December 31, 2005 and 2004	Part II. Item 8.	180
Statements of Retained Earnings for the Years Ended December 31, 2005, 2004, and 2003	Part II. Item 8.	182
Selected Financial Data - Five-Year Comparison	Part II. Item 6.	183
Entergy Gulf States, Inc.
Management's Financial Discussion and Analysis	Part II. Item 7.
Hurricane Rita and Hurricane Katrina		184
Results of Operations		185
Liquidity and Capital Resources		188
Significant Factors and Known Trends		193
Critical Accounting Estimates		199
New Accounting Pronouncements		203
Report of Independent Registered Public Accounting Firm		204
Income Statements For the Years Ended December 31, 2005, 2004, and 2003	Part II. Item 8.	205
Statements of Cash Flows For the Years Ended December 31, 2005, 2004, and 2003	Part II. Item 8.	207
Balance Sheets, December 31, 2005 and 2004	Part II. Item 8.	208
Statements of Retained Earnings and Comprehensive Income for the Years Ended December 31, 2005, 2004, and 2003	Part II. Item 8.	210
Selected Financial Data - Five-Year Comparison	Part II. Item 6.	211
Entergy Louisiana Holdings, Inc. and Entergy Louisiana, LLC
Management's Financial Discussion and Analysis	Part II. Item 7.
Entergy Louisiana Corporate Restructuring		212
Hurricane Rita and Hurricane Katrina		213
Results of Operations		214
Liquidity and Capital Resources		218
Significant Factors and Known Trends		223
Critical Accounting Estimates		226
New Accounting Pronouncements		230
Entergy Louisiana Holdings, Inc. and Subsidiaries
Report of Independent Registered Public Accounting Firm		231
Consolidated Income Statements For the Years Ended December 31, 2005,2004, and 2003	Part II. Item 8.	232
Consolidated Statements of Cash Flows For the Years Ended December 31, 2005, 2004, and 2003	Part II. Item 8.	233
Consolidated Balance Sheets, December 31, 2005 and 2004	Part II. Item 8.	234
Consolidated Statements of Retained Earnings for the Years Ended December 31, 2005, 2004, and 2003	Part II. Item 8.	236
Selected Financial Data - Five-Year Comparison	Part II. Item 6.	237

Entergy Louisiana, LLC
Report of Independent Registered Public Accounting Firm		238
Income Statement For the Year Ended December 31, 2005	Part II. Item 8.	239
Statement of Cash Flow For the Year Ended December 31, 2005	Part II. Item 8.	241
Balance Sheet, December 31, 2005	Part II. Item 8.	242
Statement of Members' Equity for the Year Ended December 31, 2005	Part II. Item 8.	244
Selected Financial Data	Part II. Item 6.	237
Entergy Mississippi, Inc.
Management's Financial Discussion and Analysis	Part II. Item 7.
Hurricane Katrina		245
Results of Operations		246
Liquidity and Capital Resources		248
Significant Factors and Known Trends		252
Critical Accounting Estimates		253
New Accounting Pronouncements		256
Report of Independent Registered Public Accounting Firm		257
Income Statements For the Years Ended December 31, 2005, 2004, and 2003	Part II. Item 8.	258
Statements of Cash Flows For the Years Ended December 31, 2005, 2004, and 2003	Part II. Item 8.	259
Balance Sheets, December 31, 2005 and 2004	Part II. Item 8.	260
Statements of Retained Earnings for the Years Ended December 31, 2005, 2004, and 2003	Part II. Item 8.	262
Selected Financial Data - Five-Year Comparison	Part II. Item 6.	263
Entergy New Orleans, Inc. (Debtor-in-possession)
Management's Financial Discussion and Analysis	Part II. Item 7.
Hurricane Katrina		264
Bankruptcy Proceedings		265
Results of Operations		266
Liquidity and Capital Resources		269
Significant Factors and Known Trends		273
Critical Accounting Estimates		275
New Accounting Pronouncements		278
Report of Independent Registered Public Accounting Firm		279
Income Statements For the Years Ended December 31, 2005, 2004, and 2003	Part II. Item 8.	280
Statements of Cash Flows For the Years Ended December 31, 2005, 2004, and 2003	Part II. Item 8.	281
Balance Sheets, December 31, 2005 and 2004	Part II. Item 8.	282
Statements of Retained Earnings for the Years Ended December 31, 2005, 2004, and 2003	Part II. Item 8.	284
Selected Financial Data - Five-Year Comparison	Part II. Item 6.	285
System Energy Resources, Inc.
Management's Financial Discussion and Analysis	Part II. Item 7.
Results of Operations		286
Liquidity and Capital Resources		286
Significant Factors and Known Trends		289
Critical Accounting Estimates		290
Report of Independent Registered Public Accounting Firm		295
Income Statements For the Years Ended December 31, 2005, 2004, and 2003	Part II. Item 8.	296
Statements of Cash Flows For the Years Ended December 31, 2005, 2004, and 2003	Part II. Item 8.	297
Balance Sheets, December 31, 2005 and 2004	Part II. Item 8.	298
Statements of Retained Earnings for the Years Ended December 31, 2005, 2004, and 2003	Part II. Item 8.	300
Selected Financial Data - Five-Year Comparison	Part II. Item 6.	301
Notes to Respective Financial Statements for the Domestic Utility Companies and System Energy	Part II. Item 8.	302
Properties	Part I. Item 2.	377
Legal Proceedings	Part I. Item 3.	377
Submission of Matters to a Vote of Security Holders	Part I. Item 4.	377
Directors and Executive Officers of Entergy Corporation	Part III. Item 10.	377
Market for Registrants' Common Equity and Related Stockholder Matters	Part II. Item 5.	379
Selected Financial Data	Part II. Item 6.	380
Management's Discussion and Analysis of Financial Condition and Results of Operations	Part II. Item 7.	385
Quantitative and Qualitative Disclosures About Market Risk	Part II. Item 7A.	380
Financial Statements and Supplementary Data	Part II. Item 8.	380
Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	Part II. Item 9.	380
Controls and Procedures	Part II. Item 9A.	381
Attestation Report of Registered Public Accounting Firm	Part II. Item 9A.	382
Other Information	Part II. Item 9B.	390
Directors and Executive Officers of the Registrants	Part III. Item 10.	391
Executive Compensation	Part III. Item 11.	396
Security Ownership of Certain Beneficial Owners and Management	Part III. Item 12.	406
Certain Relationships and Related Transactions	Part III. Item 13.	409
Principal Accountant Fees and Services	Part IV. Item 14	410
Exhibits and Financial Statement Schedules	Part IV. Item 15.	413
Signatures		414
Consents of Independent Registered Public Accounting Firm		422
Report of Independent Registered Public Accounting Firm		424
Index to Financial Statement Schedules		S-1
Exhibit Index		E-1

This combined Form 10-K is separately filed by Entergy Corporation, Entergy Arkansas, Inc., Entergy Gulf States, Inc., Entergy Louisiana Holdings, Inc., Entergy Louisiana, LLC, Entergy Mississippi, Inc., Entergy New Orleans, Inc., and System Energy Resources, Inc. Information contained herein relating to any individual company is filed by such company on its own behalf. Each company makes representations only as to itself and makes no other representations whatsoever as to any other company. References to Entergy Louisiana are intended to apply both to Entergy Louisiana Holdings on a consolidated basis and to Entergy Louisiana, LLC.

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

FORWARD-LOOKING INFORMATION

In this filing and from time to time, Entergy makes statements concerning its expectations, beliefs, plans, objectives, goals, strategies, and future events or performance. Such statements are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Although Entergy believes that these forward-looking statements and the underlying assumptions are reasonable, it cannot provide assurance that they will prove correct. Except to the extent required by the federal securities laws, Entergy undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Forward-looking statements involve a number of risks and uncertainties, and there are factors that could cause actual results to differ materially from those expressed or implied in the statements. Some of those factors (in addition to others described elsewhere in this report and in subsequent securities filings) include:

  resolution of pending and future rate cases and negotiations, including various performance-based rate discussions and implementation of new Texas legislation, and other regulatory proceedings, including those related to Entergy's System Agreement, Entergy's utility supply plan, recovery of storm costs, and recovery of fuel and purchased power costs
  Entergy's ability to manage its operation and maintenance costs the performance of Entergy's generating plants, and particularly the capacity factors at its nuclear generating facilities prices for power generated by Entergy's unregulated generating facilities, the ability to hedge, sell power forward or otherwise reduce the market price risk associated with those facilities, including the Non-Utility Nuclear plants, and the prices and availability of fuel and power Entergy must purchase for its utility customers, and Entergy's ability to meet credit support requirements for fuel and power supply contracts
  Entergy's ability to develop and execute on a point of view regarding prices of electricity, natural gas, and other energy-related commodities changes in the financial markets, particularly those affecting the availability of capital and Entergy's ability to refinance existing debt, execute its share repurchase program, and fund investments and acquisitions actions of rating agencies, including changes in the ratings of debt and preferred stock, changes in general corporate ratings, and changes in the rating agencies' ratings criteria changes in inflation, interest rates, and foreign currency exchange rates
  Entergy's ability to purchase and sell assets at attractive prices and on other attractive terms volatility and changes in markets for electricity, natural gas, uranium, and other energy-related commodities changes in utility regulation, including the beginning or end of retail and wholesale competition, the ability to recover net utility assets and other potential stranded costs, the establishment of a regional transmission organization that includes Entergy's utility service territory, and the application of market power criteria by the FERC changes in regulation of nuclear generating facilities and nuclear materials and fuel, including possible shutdown of nuclear generating facilities, particularly those in the northeastern United States uncertainty regarding the establishment of interim or permanent sites for spent nuclear fuel storage and disposal resolution of pending or future applications for license extensions or modifications of nuclear generating facilities

FORWARD-LOOKING INFORMATION (Concluded)
  changes in law resulting from the new federal energy legislation, including the effects of PUHCA repeal changes in environmental, tax, and other laws, including requirements for reduced emissions of sulfur, nitrogen, carbon, mercury, and other substances the economic climate, and particularly growth in Entergy's service territory variations in weather and the occurrence of hurricanes and other storms and disasters, including uncertainties associated with efforts to remediate the effects of Hurricanes Katrina and Rita and recovery of costs associated with restoration including Entergy's ability to obtain financial assistance from governmental authorities in connection with these storms the outcome of the Chapter 11 bankruptcy proceeding of Entergy New Orleans, and the impact of this proceeding on other Entergy companies advances in technology
  the potential effects of threatened or actual terrorism and war the effects of Entergy's strategies to reduce tax payments the effects of litigation and government investigations
  changes in accounting standards, corporate governance, and securities law requirements
  Entergy's ability to attract and retain talented management and directors

  DEFINITIONS

  Certain abbreviations or acronyms used in the text and notes are defined below:

Abbreviation or Acronym	Term
AEEC	Arkansas Electric Energy Consumers
AFUDC	Allowance for Funds Used During Construction
ALJ	Administrative Law Judge
ANO 1 and 2	Units 1 and 2 of Arkansas Nuclear One Steam Electric Generating Station (nuclear), owned by Entergy Arkansas
APSC	Arkansas Public Service Commission
Board	Board of Directors of Entergy Corporation
Cajun	Cajun Electric Power Cooperative, Inc.
capacity factor	Actual plant output divided by maximum potential plant output for the period
City Council or Council	Council of the City of New Orleans, Louisiana
CPI-U	Consumer Price Index - Urban
DOE	United States Department of Energy
domestic utility companies	Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans, collectively
EITF	FASB's Emerging Issues Task Force
Energy Commodity Services	Entergy's business segment that includes Entergy-Koch, LP and Entergy's non-nuclear wholesale assets business
Entergy	Entergy Corporation and its direct and indirect subsidiaries
Entergy Corporation	Entergy Corporation, a Delaware corporation
Entergy-Koch	Entergy-Koch, LP, a joint venture equally owned by subsidiaries of Entergy and Koch Industries, Inc.
Entergy Louisiana	Entergy Louisiana Holdings, Inc. and Entergy Louisiana, LLC
EPA	United States Environmental Protection Agency
EPDC	Entergy Power Development Corporation, a wholly-owned subsidiary of Entergy Corporation
FASB	Financial Accounting Standards Board
FEMA	Federal Emergency Management Agency
FERC	Federal Energy Regulatory Commission
firm liquidated damages

  Transaction that requires receipt or delivery of energy at a specified delivery point (usually at a market hub not associated with a specific asset); if a party fails to deliver or receive energy, the defaulting party must compensate the other party as specified in the contract

FSP	FASB Staff Position
Grand Gulf	Unit No. 1 of Grand Gulf Steam Electric Generating Station (nuclear), 90% owned or leased by System Energy
GWh	Gigawatt-hour(s), which equals one million kilowatt-hours
Independence	Independence Steam Electric Station (coal), owned 16% by Entergy Arkansas, 25% by Entergy Mississippi, and 7% by Entergy Power
IRS	Internal Revenue Service
ISO	Independent System Operator
kV	Kilovolt
kW	Kilowatt
kWh	Kilowatt-hour(s)

  DEFINITIONS (Continued)

Abbreviation or Acronym	Term

LDEQ	Louisiana Department of Environmental Quality
LPSC	Louisiana Public Service Commission
Mcf	1,000 cubic feet of gas
MMBtu	One million British Thermal Units
MPSC	Mississippi Public Service Commission
MW	Megawatt(s), which equals one thousand kilowatt(s)
MWh	Megawatt-hour(s)
Nelson Unit 6	Unit No. 6 (coal) of the Nelson Steam Electric Generating Station, owned 70% by Entergy Gulf States
Net debt ratio	Gross debt less cash and cash equivalents divided by total capitalization less cash and cash equivalents
Net MW in operation	Installed capacity owned or operated
Net revenue	Operating revenue net of fuel, fuel-related, and purchased power expenses; and other regulatory credits
Non-Utility Nuclear	Entergy's business segment that owns and operates five nuclear power plants and sells electric power produced by those plants to wholesale customers
NRC	Nuclear Regulatory Commission
NYPA	New York Power Authority
OASIS	Open Access Same Time Information Systems
PPA	Purchased power agreement
production cost	Cost in $/MMBtu associated with delivering gas, excluding the cost of the gas
PRP	Potentially responsible party (a person or entity that may be responsible for remediation of environmental contamination)
PUCT	Public Utility Commission of Texas
PUHCA 1935	Public Utility Holding Company Act of 1935, as amended
PUHCA 2005	Public Utility Holding Company Act of 2005, which repealed PUHCA 1935, among other things
PURPA	Public Utility Regulatory Policies Act of 1978
Ritchie Unit 2	Unit 2 of the R.E. Ritchie Steam Electric Generating Station (gas/oil)
River Bend	River Bend Steam Electric Generating Station (nuclear), owned by Entergy Gulf States
SEC	Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards as promulgated by the FASB
SMEPA	South Mississippi Electric Power Agency, which owns a 10% interest in Grand Gulf
spark spread	Dollar difference between electricity prices per unit and natural gas prices after assuming a conversion ratio for the number of natural gas units necessary to generate one unit of electricity
System Agreement	Agreement, effective January 1, 1983, as modified, among the domestic utility companies relating to the sharing of generating capacity and other power resources
System Energy	System Energy Resources, Inc.
System Fuels	System Fuels, Inc.

  DEFINITIONS (Concluded)

Abbreviation or Acronym	Term

TWh	Terawatt-hour(s), which equals one billion kilowatt-hours
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

  ENTERGY'S BUSINESS

  Entergy Corporation is an integrated energy company engaged primarily in electric power production and retail electric distribution operations. Entergy owns and operates power plants with approximately 30,000 MW of electric generating capacity, and it is the second-largest nuclear power generator in the United States. Entergy delivers electricity to 2.6 million utility customers in Arkansas, Louisiana, Mississippi, and Texas. Entergy generated annual revenues of $10.1 billion in 2005 and had approximately 14,100 employees as of December 31, 2005.

  Entergy operates primarily through two business segments: U.S. Utility and Non-Utility Nuclear.
    U.S. Utility generates, transmits, distributes, and sells electric power in a four-state service territory that includes portions of Arkansas, Mississippi, Texas, and Louisiana, including the City of New Orleans; and operates a small natural gas distribution business.
    Non-Utility Nuclear owns and operates five nuclear power plants located in the northeastern United States and sells the electric power produced by those plants primarily to wholesale customers. This business also provides services to other nuclear power plant owners.

  In addition to its two primary, reportable, operating segments, Entergy also operates the Energy Commodity Services segment and the Competitive Retail Services business. Energy Commodity Services includes (i) Entergy-Koch, LP and (ii) Entergy's non-nuclear wholesale power marketing business. Entergy Koch is a non-operating entity, which prior to the fourth quarter of 2004, owned and operated an energy marketing/trading and gas transportation/storage business. The Competitive Retail Services business markets and sells electricity, thermal energy, and related services in competitive markets, primarily in the ERCOT region in Texas. Entergy has decided to divest the retail electric portion of the Competitive Retail Services business operating in the ERCOT region of Texas, and now reports this portion of the business as a discontinued operation. Entergy reports Energy Commodity Services and Competitive Retail Services as part of All Other in its segment disclosures.

OPERATING INFORMATION
For the Years Ended December 31, 2005, 2004, and 2003

	U.S. Utility	Non-Utility Nuclear	Entergy Consolidated (a)
	(In Thousands)
2005
Operating revenues	$8,526,943	$1,421,547	$10,106,247
Operating expenses	$7,186,035	$996,013	$8,314,258
Other income	$111,186	$71,827	$211,451
Interest and other charges	$364,665	$50,874	$475,604
Income taxes	$405,662	$163,865	$559,284
Loss from discontinued operations	$-	$-	($44,794)
Earnings applicable to common stock	$659,760	$282,622	$898,331

2004
Operating revenues	$8,142,808	$1,341,852	$9,685,521
Operating expenses	$6,795,146	$978,688	$8,035,349
Other income	$108,925	$78,141	$125,999
Interest and other charges	$383,032	$53,657	$477,776
Income taxes	$406,864	$142,620	$365,305
Loss from discontinued operations	$-	$-	($41)
Earnings applicable to common stock	$643,408	$245,028	$909,524

2003
Operating revenues	$7,584,857	$1,274,983	$9,032,714
Operating expenses	$6,274,830	$1,039,614	$7,527,158
Other income	($35,965)	$33,997	$325,315
Interest and other charges	$419,111	$34,460	$505,641
Income taxes	$341,044	$88,619	$497,433
Loss from discontinued operations	$-	$-	($14,404)
Cumulative effect of accounting change	($21,333)	$154,512	$137,074
Earnings applicable to common stock	$469,050	$300,799	$926,943

CASH FLOW INFORMATION
For the Years Ended December 31, 2005, 2004, and 2003

	U.S. Utility	Non-Utility Nuclear	Entergy Consolidated (a)
	(In Thousands)
2005
Net cash flow provided by operating activities	$973,692	$551,263	$1,467,808
Net cash flow used in investing activities	($1,709,175)	($368,497)	($1,992,608)
Net cash flow provided by (used in) financing activities	$646,588	($110,482)	$496,390

2004
Net cash flow provided by operating activities	$2,207,876	$414,518	$2,929,319
Net cash flow used in investing activities	($1,198,009)	($386,023)	($1,143,225)
Net cash flow used in financing activities	($824,579)	($37,894)	($1,671,859)

2003
Net cash flow provided by operating activities	$1,675,069	$182,524	$2,005,820
Net cash flow used in investing activities	($1,441,992)	($184,913)	($1,967,930)
Net cash flow used in financing activities	($919,983)	($6,672)	($869,130)

FINANCIAL POSITION INFORMATION
As of December 31, 2005 and 2004

	U.S. Utility	Non-Utility Nuclear	Entergy Consolidated (a)
	(In Thousands)
2005
Current assets	$3,182,160	$699,299	$4,056,294
Other property and investments	$1,433,300	$1,473,450	$3,213,917
Property, plant and equipment - net	$16,899,266	$2,001,727	$19,197,045
Deferred debits and other assets	$3,727,706	$713,096	$4,384,013
Current liabilities	$2,341,601	$517,847	$3,127,914
Non-current liabilities	$16,238,484	$2,254,827	$19,980,608
Shareholders' equity	$6,662,347	$2,114,898	$7,742,747

2004
Current assets	$2,292,959	$590,580	$3,077,276
Other property and investments	$1,200,246	$1,403,222	$2,995,894
Property, plant and equipment - net	$16,502,155	$1,850,481	$18,695,631
Deferred debits and other assets	$2,941,877	$687,322	$3,541,976
Current liabilities	$1,756,011	$649,281	$2,332,383
Non-current liabilities	$15,214,095	$1,832,477	$17,681,707
Shareholders' equity	$5,967,131	$2,049,847	$8,296,687

(a) In addition to the two operating segments presented here, Entergy Consolidated also includes Entergy Corporation (parent company), other business activity, and intercompany eliminations, including the Energy Commodity Services business, the Competitive Retail Services business, and earnings on the proceeds of sales of previously-owned businesses. The Energy Commodity Services business was presented as a reportable segment prior to 2005, but it did not meet the quantitative thresholds for a reportable segment in 2005 and 2004, and with the sale of Entergy-Koch's businesses in 2004, management does not expect the Energy Commodity Services business to meet the quantitative thresholds in the forseeable future. The 2004 and 2003 information in the tables above has been restated to include the Energy Commodity Services business in the Entergy Consolidated column. As a result of the Entergy New Orleans bankruptcy filing, Entergy has discontinued the consolidation of Entergy New Orleans retroactive to January

  The following shows the principal subsidiaries and affiliates within Entergy's business segments. Companies that file reports and other information with the SEC under the Securities Exchange Act of 1934 are identified in bold-faced type.

Entergy Corporation

U. S. Utility	Non-Utility Nuclear	Other Businesses

Entergy Arkansas, Inc.	Entergy Nuclear Operations, Inc.	Energy Commodity Services
Entergy Gulf States, Inc.	Entergy Nuclear Finance, Inc.
Entergy Louisiana Holdings, Inc.	Entergy Nuclear Generation Co. (Pilgrim)	Entergy-Koch, LP	Non-Nuclear Wholesale Assets
Entergy Louisiana, LLC	Entergy Nuclear FitzPatrick LLC	(50% ownership)
Entergy Mississippi, Inc.	Entergy Nuclear Indian Point 2, LLC		Entergy Power Development Corp.
Entergy New Orleans, Inc.	Entergy Nuclear Indian Point 3, LLC		Entergy Asset Management, Inc.
System Energy Resources, Inc.	Entergy Nuclear Vermont Yankee, LLC		Entergy Power, Inc.
Entergy Operations, Inc.	Entergy Nuclear, Inc.
Entergy Services, Inc.	Entergy Nuclear Fuels Company	Competitive Retail Services
System Fuels, Inc.	Entergy Nuclear Nebraska LLC
Entergy Solutions Ltd.

  Strategy

  Entergy aspires to achieve industry-leading total shareholder returns by leveraging the scale and expertise inherent in its core nuclear and utility operations. Entergy's scope includes electricity generation, transmission and distribution as well as natural gas transportation and distribution. Entergy focuses on operational excellence with an emphasis on safety, reliability, customer service, sustainability, cost efficiency, and risk management. Entergy also focuses on portfolio management to make periodic buy, build, hold, or sell decisions based upon its analytically-derived points of view which are continuously updated as market conditions evolve.

  ___________________________________________________________________________________________

  Availability of SEC filings and other information on Entergy's website

  Entergy's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments are available without charge on its website, http://www.shareholder.com/entergy/edgar.cfm, as soon as reasonably practicable after they are filed electronically with the SEC. Entergy is providing the address to its Internet site solely for the information of investors. Entergy does not intend the address to be an active link or to otherwise incorporate the contents of the website into this report.

  Part I, Item 1 is continued on page 111.

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

  In addition, the Audit Committee of the Board of Directors, composed solely of independent Directors, meets with the independent auditors, internal auditors, management, and internal accountants periodically to discuss internal controls, and auditing and financial reporting matters. The Audit Committee appoints the independent auditors annually, seeks shareholder ratification of the appointment, and reviews with the independent auditors the scope and results of the audit effort. The Committee also meets periodically with the independent auditors and the chief internal auditor without management present, providing free access to the Committee.

  Based on management's assessment of internal controls using the COSO criteria, management believes that Entergy maintained effective internal control over financial reporting as of December 31, 2005. Management further believes that this assessment, combined with the policies and procedures noted above provide reasonable assurance that Entergy's financial statements are fairly and accurately presented in accordance with generally accepted accounting principles.

J. WAYNE LEONARD Chief Executive Officer of Entergy Corporation	LEO P. DENAULT Executive Vice President and Chief Financial Officer of Entergy Corporation
HUGH T. MCDONALD Chairman, President, and Chief Executive Officer of Entergy Arkansas, Inc.	JOSEPH F. DOMINO Chairman of Entergy Gulf States, Inc., President and Chief Executive Officer - Texas of Entergy Gulf States, Inc.
E. RENAE CONLEY Chair of the Board, President, and Chief Executive Officer of Entergy Louisiana, LLC; President and Chief Executive Officer- Louisiana of Entergy Gulf States, Inc.	CAROLYN C. SHANKS Chairman, President, and Chief Executive Officer of Entergy Mississippi, Inc.
DANIEL F. PACKER Chairman, President, and Chief Executive Officer of Entergy New Orleans, Inc.	GARY J. TAYLOR Chairman, President, and Chief Executive Officer of System Energy Resources, Inc.
THEODORE H. BUNTING, JR. Vice President and Chief Financial Officer of System Energy Resources, Inc.	JAY A. LEWIS Vice President and Chief Financial Officer of Entergy Arkansas, Inc., Entergy Gulf States, Inc., Entergy Louisiana, LLC, Entergy Mississippi, Inc., and Entergy New Orleans, Inc.
MICHAEL D. BAKEWELL President of Entergy Louisiana Holdings, Inc.	ROBERT A. MALONE Treasurer of Entergy Louisiana Holdings, Inc.

  ENTERGY CORPORATION AND SUBSIDIARIES

  MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

  Entergy operates primarily through two business segments: U.S. Utility and Non-Utility Nuclear.

  U.S. Utility generates, transmits, distributes, and sells electric power in a four-state service territory that includes portions of Arkansas, Mississippi, Texas, and Louisiana, including the City of New Orleans; and operates a small natural gas distribution business.
  Non-Utility Nuclear owns and operates five nuclear power plants located in the northeastern United States and sells the electric power produced by those plants primarily to wholesale customers. This business also provides services to other nuclear power plant owners.

  In addition to its two primary, reportable, operating segments, Entergy also operates the Energy Commodity Services segment and the Competitive Retail Services business. Energy Commodity Services includes Entergy-Koch, LP and Entergy's non-nuclear wholesale assets business. Entergy-Koch, LP engaged in two major businesses: energy commodity marketing and trading through Entergy-Koch Trading, and gas transportation and storage through Gulf South Pipeline. Entergy-Koch sold both of these businesses in the fourth quarter of 2004, and Entergy-Koch is no longer an operating entity. The non-nuclear wholesale assets business sells to wholesale customers the electric power produced by power plants that it owns while it focuses on improving performance and exploring sales or restructuring opportunities for its power plants. Such opportunities are evaluated consistent with Entergy's market-based point-of-view. The Competitive Retail Services business markets and sells electricity, thermal energy, and related services in competitive markets, primarily in the ERCOT region in Texas. Entergy has decided to divest the retail electric portion of the Competitive Retail Services business operating in the ERCOT region of Texas, and now reports this portion of the business as a discontinued operation. Entergy reports Energy Commodity Services and Competitive Retail Services as part of All Other in its segment disclosures.

  Following are the percentages of Entergy's consolidated revenues and net income generated by its operating segments and the percentage of total assets held by them:

	% of Revenue			% of Net Income			% of Total Assets
Segment	2005	2004	2003	2005	2004	2003	2005	2004	2003

U.S. Utility	84	84	84	74	72	52	82	80	79
Non-Utility Nuclear	14	14	14	30	26	32	16	16	15
Parent Company & Other Business Segments	2	2	2	(4)	2	16	2	4	6

  Hurricane Katrina and Hurricane Rita

  In August and September 2005, Hurricanes Katrina and Rita caused catastrophic damage to large portions of the U.S. Utility's service territory in Louisiana, Mississippi, and Texas, including the effect of extensive flooding that resulted from levee breaks in and around the greater New Orleans area. The storms and flooding resulted in widespread power outages, significant damage to electric distribution, transmission, and generation and gas infrastructure, and the loss of sales and customers due to mandatory evacuations and the destruction of homes and businesses. Total restoration costs for the repair and/or replacement of the U.S. Utility's electric and gas facilities damaged by Hurricanes Katrina and Rita and business continuity costs are estimated to be $1.5 billion, including $835.2 million in construction expenditures and $664.8 million recorded as regulatory assets. The cost estimates do not include other potential incremental losses, such as the inability to recover fixed costs scheduled for recovery through base rates, which base rate revenue was not recovered due to a loss of anticipated sales. For instance, at Entergy New Orleans, the domestic utility company that continues to have significant lost revenue caused by Hurricane Katrina, Entergy estimates that lost net revenue due to Hurricane Katrina will total approximately $320 million through 2007. In addition, Entergy estimates that the hurricanes caused $32 million of uncollectible U.S. Utility customer receivables.

  The estimated storm restoration costs also do not include the longer-term accelerated replacement of the gas distribution system in New Orleans that Entergy New Orleans expects will be necessary due to the massive salt water intrusion into the system caused by the flooding in New Orleans. The salt water intrusion is expected to shorten the life of the gas distribution system, making it necessary to replace that system over time. Entergy New Orleans currently expects the cost of the gas system replacement to be $355 million, with the project beginning in 2008 and extending for many years thereafter.

  Entergy has recorded accruals for the portion of the estimated $1.5 billion of storm restoration costs not yet paid. In accordance with its accounting policies, and based on historic treatment of such costs in the U.S. Utility's service territories and communications with local regulators, Entergy recorded assets because management believes that recovery of these prudently incurred costs through some form of regulatory mechanism is probable. In December 2005, Entergy Gulf States' Louisiana jurisdiction, Entergy Louisiana, and Entergy Mississippi filed with their respective retail regulators for recovery of storm restoration costs. The filings are discussed in Note 2 to the consolidated financial statements. Because Entergy has not gone through the regulatory process regarding these storm costs, however, there is an element of risk, and Entergy is unable to predict with certainty the degree of success it may have in its recovery initiatives, the amount of restoration costs and incremental losses it may ultimately recover, or the timing of such recovery.

  The temporary power outages associated with the hurricanes in the affected service territory caused Entergy Louisiana's and Entergy New Orleans' sales volume and receivable collections to be lower than normal beginning in September 2005. Revenues are expected to continue to be affected for a period of time that cannot be estimated as a result of customers at Entergy New Orleans and Entergy Louisiana that are unable to accept electric and gas service and as a result of changes in load patterns that could occur, including the effect of residential customers who can accept electric and gas service not permanently returning to their homes. Restoration for many of the customers who are unable to accept service will follow major repairs or reconstruction of customer facilities, and will be contingent on validation by local authorities of habitability and electrical safety of customers' structures. Entergy estimates that lost non-fuel revenues in 2006 caused by the hurricanes will be approximately $123 million for Entergy New Orleans and $39 million for Entergy Louisiana. Entergy's estimate of the revenue impact is subject to change, however, because of a range of uncertainties, in particular the timing of when individual customers will recommence taking service.

  Entergy is pursuing a broad range of initiatives to recover storm restoration and business continuity costs and incremental losses. Initiatives include obtaining reimbursement of certain costs covered by insurance, obtaining assistance through federal legislation for damage caused by Hurricanes Katrina and Rita, and, as noted above, pursuing recovery through existing or new rate mechanisms regulated by the FERC and local regulatory bodies.

  Entergy's non-nuclear property insurance program provides coverage up to $400 million on an Entergy system-wide basis, subject to a $20 million per occurrence self-insured retention, for all risks coverage for direct physical loss or damage, including boiler and machinery breakdown.  Covered property generally includes power plants, substations, facilities, inventories, and gas distribution-related properties. Excluded property generally includes above-ground transmission and distribution lines, poles, and towers. The primary property program (excess of the deductible) is placed through Oil Insurance Limited ($250 million layer) with the excess program ($150 million layer) placed on a quota share basis through Underwriters at Lloyds (50%) and Hartford Steam Boiler Inspection and Insurance Company (50%).  Coverage is in place for Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans. There is an aggregation limit of $1 billion for all parties insured by OIL for any one occurrence, and Entergy has been notified by OIL that it expects claims for Hurricane Katrina to materially exceed this limit. Entergy is currently evaluating the amount of the covered losses for each of the affected domestic utility companies, working with insurance adjusters, and preparing proofs of loss for Hurricanes Katrina and Rita. Entergy currently estimates that its net insurance recoveries for the losses caused by the hurricanes, including the effect of the OIL aggregation limit being exceeded, will be approximately $382 million.

  In December 2005, the U.S. Congress passed and the President signed the Katrina Relief Bill, a hurricane aid package that includes $11.5 billion in Community Development Block Grants (for the states affected by Hurricanes Katrina, Rita, and Wilma) that allows state and local leaders to fund individual recovery priorities. The bill includes language that permits funding for infrastructure restoration. It is uncertain how much funding, if any, will be designated for utility reconstruction, and the timing of such decisions is also uncertain. Entergy is currently preparing applications to seek Community Development Block Grant funding.

  Entergy New Orleans Bankruptcy

  Because of the effects of Hurricane Katrina, on September 23, 2005, Entergy New Orleans filed a voluntary petition in the United States Bankruptcy Court for the Eastern District of Louisiana seeking reorganization relief under the provisions of Chapter 11 of the United States Bankruptcy Code (Case No. 05-17697). Entergy Corporation owns 100 percent of the common stock of Entergy New Orleans, has continued to supply general and administrative services, and has provided debtor-in-possession financing to Entergy New Orleans. Uncertainties surrounding the nature, timing, and specifics of the bankruptcy proceedings, however, have caused Entergy to deconsolidate Entergy New Orleans and reflect Entergy New Orleans' financial results under the equity method of accounting retroactive to January 1, 2005. Because Entergy owns all of the common stock of Entergy New Orleans, this change did not affect the amount of net income Entergy records resulting from Entergy New Orleans' operations for any current or prior period, but did result in Entergy New Orleans' net income for 2005 being presented as "Equity in earnings (loss) of unconsolidated equity affiliates" rather than its results being included in each individual income statement line item, as is the case for periods prior to 2005. Entergy reviewed the carrying value of its equity investment in Entergy New Orleans ($149.9 million as of December 31, 2005) to determine if an impairment had occurred as a result of the storm, the flood, the power outages, restoration costs, and changes in customer load. Entergy determined that as of December 31, 2005, no impairment had occurred because, as discussed above, management believes that recovery is probable.  In addition to Entergy's equity investment in Entergy New Orleans, as of December 31, 2005 Entergy New Orleans owed Entergy and its subsidiaries a total of approximately $47 million in prepetition accounts payable. Entergy will continue to assess the carrying value of its investment in Entergy New Orleans as developments occur in Entergy New Orleans' recovery efforts.

  Entergy continues to work with the federal, state, and local authorities to resolve the bankruptcy in a manner that allows Entergy New Orleans' customers to be served by a financially viable entity as required by law. Key factors that will influence the timing and outcome of the Entergy New Orleans bankruptcy include:

  The amount of insurance recovery, if any, and the timing of receipt of proceeds;
  The amount of assistance funding, if any, from the federal and state governments, and the timing of that funding, including Entergy's intended application for Community Development Block Grant funding;
  The level of economic recovery of New Orleans;
  The number of customers that return to New Orleans, and the timing of their return; and
  The amount and timing of any regulatory recovery approved by the City Council.

  The exclusivity period for filing a final plan of reorganization by Entergy New Orleans is currently scheduled to end on April 21, 2006, with solicitation of acceptances of the plan scheduled to be complete by June 20, 2006. If a party to the bankruptcy proceeding, including Entergy New Orleans, requests it, the bankruptcy court has the authority to extend these deadlines. In addition, the bankruptcy judge has set a date of April 19, 2006 by which creditors with prepetition claims against Entergy New Orleans must, with certain exceptions, file their proofs of claim in the bankruptcy case.

  The deconsolidation of Entergy New Orleans is retroactive to January 1, 2005, and its 2005 results of operations are presented as a component of "Equity in earnings (loss) of unconsolidated equity affiliates." Transactions in 2005 between Entergy New Orleans and other Entergy subsidiaries are not eliminated in consolidation as they were in periods prior to 2005. The variance explanations for 2005 compared to 2004 in "Results of Operations" below reflect the 2004 results of operations of Entergy New Orleans as if it were deconsolidated in 2004, consistent with the 2005 presentation as "Equity in earnings (loss) of unconsolidated equity affiliates." The variance explanations for 2004 compared to 2003 are based on as reported amounts. Entergy's as reported consolidated results for 2004 and the amounts included in those consolidated results for Entergy New Orleans, which exclude inter-company items, are set forth in the table below.
	For the Year Ended December 31, 2004
	Entergy Corporation and Subsidiaries (as reported)	Amounts required to deconsolidate Entergy New Orleans in 2004 *
	(In Thousands)

Operating Revenues	$9,685,521	($435,194)
Operating Expenses:
Fuel, fuel-related expenses, and gas purchased for resale and purchased power	4,189,818	(206,240)
Other operation and maintenance	2,268,332	(102,451)
Taxes other than income taxes	403,635	(43,577)
Depreciation and amortization	893,574	(29,657)
Other regulatory credits - net	(90,611)	4,670
Other operating expenses	370,601	-
Total Operating Expenses	$8,035,349	($377,255)
Other Income	$125,999	($2,044)
Interest and Other Charges	$477,776	($15,043)
Income from Continuing Operations Before Income Taxes and Cumulative Effect of Accounting Changes	$1,298,395	($17,833)
Income Taxes	$365,305	($16,868)
Consolidated Net Income	$933,049	($965)
Preferred Dividend Requirements and Other	$23,525	($965)

*	Reflects the entry necessary to deconsolidate Entergy New Orleans for 2004. The column includes intercompany eliminations.

  Results of Operations

  Earnings applicable to common stock for the years ended December 31, 2005, 2004, and 2003 by operating segment are as follows:

Operating Segment	2005	2004	2003
	(In Thousands)

U.S. Utility	$659,760	$643,408	$469,050
Non-Utility Nuclear	282,623	245,029	300,799
Parent Company & Other Business Segments	(44,052)	21,087	157,094
Total	$898,331	$909,524	$926,943

  Following is a discussion of Entergy's income before taxes according to the business segments listed above. Earnings for 2005 were negatively affected by $44.8 million net-of-tax of discontinued operations due to the planned sale of the retail electric portion of Entergy's Competitive Retail Services business operating in the ERCOT region of Texas. This amount includes a net charge of $25.8 million, net-of-tax, related to the impairment reserve for the remaining net book value of the Competitive Retail Services business' information technology systems.

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

  U.S. UTILITY

  The increase in earnings for the U.S. Utility from $643 million in 2004 to $660 million in 2005 was primarily due to higher net revenue and lower depreciation and amortization expenses, partially offset by lower other income, including equity in earnings of unconsolidated equity affiliates related to Entergy New Orleans, and higher taxes other than income taxes.

  The increase in earnings for the U.S. Utility from $469 million in 2003 to $643 million in 2004 was primarily due to the following:
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
  the $21.3 million net-of-tax cumulative effect of a change in accounting principle that reduced earnings at Entergy Gulf States in the first quarter of 2003 upon implementation of SFAS 143. See "Critical Accounting Estimates - Nuclear Decommissioning Costs" below for discussion of the implementation of SFAS 143;
  miscellaneous other income of $27.7 million (pre-tax) in 2004 resulting from a revision of the decommissioning liability for River Bend, as discussed in Note 8 to the consolidated financial statements;
  higher net revenue; and
  lower interest charges.

  Net Revenue

  2005 Compared to 2004

  Net revenue, which is Entergy's measure of gross margin, consists of operating revenues net of: 1) fuel, fuel-related expenses and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory credits. Following is an analysis of the change in net revenue comparing 2005 to 2004.

Amount
(In Millions)

2004 net revenue	$4,010.3
Price applied to unbilled sales	40.8
Rate refund provisions	36.4
Volume/weather	3.6
2004 deferrals	(15.2)
Other	(0.5)
2005 net revenue	$4,075.4

  The price applied to unbilled sales variance resulted primarily from an increase in the fuel cost component included in the price applied to unbilled sales. The increase in the fuel cost component is attributable to an increase in the market prices of natural gas and purchased power. See "Critical Accounting Estimates - Unbilled Revenue" and Note 1 to the consolidated financial statements for further discussion of the accounting for unbilled revenues.

  The rate refund provisions variance is due primarily to accruals recorded in 2004 for potential rate action at Entergy Gulf States and Entergy Louisiana.

  The volume/weather variance includes the effect of more favorable weather in 2005 compared to 2004 substantially offset by a decrease in weather-adjusted usage due to the effects of Hurricanes Katrina and Rita and a decrease in usage during the unbilled sales period. See "Critical Accounting Estimates - Unbilled Revenue" and Note 1 to the consolidated financial statements for further discussion of the accounting for unbilled revenues.

  The 2004 deferrals variance is due to the deferrals related to Entergy's voluntary severance program, in accordance with a stipulation with the LPSC staff. The deferrals are being amortized over a four-year period effective January 2004.

  Gross operating revenues, fuel and purchased power expenses, and other regulatory credits

  Gross operating revenues include an increase in fuel cost recovery revenues of $586.3 million resulting from increases in the market prices of purchased power and natural gas. As such, this revenue increase is offset by increased fuel and purchased power expenses. The price applied to unbilled sales and the rate refund provisions variances, discussed above, and an increase in gross wholesale revenue also contributed to the increase in gross operating revenues. Gross wholesale revenues increased $84.2 million primarily due to an increase in the average price of energy available for resale.

  Other regulatory charges (credits) have no material effect on net income due to recovery and/or refund of such expenses. Other regulatory credits decreased primarily due to the following:
  $32.4 million due to the over-recovery of costs through the power management recovery rider at Entergy Mississippi as a result of gains recorded on gas hedging contracts; and
  $22.6 million due to the over-recovery of Grand Gulf costs through Grand Gulf riders at Entergy Arkansas and Entergy Mississippi.

  The decrease is partially offset by $24.8 million of higher deferrals of capacity charges that are not currently recovered through base rates but are expected to be recovered in the future. See Note 2 to the consolidated financial statements for a discussion of the formula rate plan filings that will be effective in 2006 for the 2005 test year for Entergy Louisiana and the Louisiana jurisdiction of Entergy Gulf States.

  2004 Compared to 2003

  Net revenue, which is Entergy's measure of gross margin, consists of operating revenues net of: 1) fuel, fuel-related expenses and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory credits. Following is an analysis of the change in net revenue comparing 2004 to 2003.

Amount
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

  The price applied to unbilled sales variance resulted from a decrease in fuel price in 2004 caused primarily by the effect of nuclear plant outages in 2003 on average fuel costs. See "Critical Accounting Estimates - Unbilled Revenue" and Note 1 to the consolidated financial statements for further discussion of the accounting for unbilled revenues.

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

  Other Income Statement Variances

  2005 Compared to 2004

  Other operation and maintenance expenses increased slightly from $1.467 billion in 2004 to $1.471 billion in 2005. The variance includes the following:
  an increase of $9.5 million in nuclear expenses for contract and material costs associated with maintenance outages and nuclear refueling outage pre-work;
  an increase of $9.5 million in miscellaneous regulatory reserves;
  an increase of $7.6 million in storm reserves (unrelated to Hurricanes Katrina and Rita);
  an increase of $5.1 million in estimated loss provisions recorded for the bankruptcy of CashPoint, which managed a network of payment agents for the domestic utility companies;
  an increase of $4.7 million in payroll and benefits costs which includes higher pension and post-retirement benefit costs substantially offset by incentive compensation true-ups;
  a decrease of $18.2 million due to a shift in labor and material costs from normal maintenance work to storm restoration work; and
  a decrease of $15.7 million related to proceeds received from the radwaste settlement, which is discussed further in "Significant Factors and Known Trends - Central States Compact Claim."

  Taxes other than income taxes increased from $300.7 million in 2004 to $321.9 million in 2005 primarily due to higher employment taxes and higher assessed values for ad valorem tax purposes in 2005.

  Depreciation and amortization expenses decreased from $794.1 million in 2004 to $783.8 million in 2005 primarily due to a change in the depreciation rate for Waterford 3 as approved by the LPSC effective April 2005.

  Other income decreased from $134 million in 2004 to $111.2 million in 2005 primarily due to:
  a revision in 2004 to the estimated decommissioning cost liability for River Bend in accordance with a new decommissioning cost study that reflected a life extension for the plant. For the portion of River Bend not subject to cost-based ratemaking, the revised estimate resulted in the elimination of the asset retirement cost that had been recorded at the time of adoption of SFAS 143 with the remainder recorded as miscellaneous income of $27.7 million;
  a decrease of $26.3 million in Entergy New Orleans earnings, which is now reported as an unconsolidated equity affiliate for 2005 in the "Equity in earnings (loss) of unconsolidated equity affiliates" line on the Income Statement. The decrease in Entergy New Orleans' earnings is primarily a result of lower net revenue and higher depreciation and amortization expenses, partially offset by lower other operation and maintenance expenses and lower interest charges; and
  a decrease of $10.1 million at Entergy Gulf States due to a reduction in 2004 in the loss provision for an environmental clean-up site.

  The decrease was partially offset by an increase of $35.3 million in interest and dividend income due to both the proceeds from the radwaste settlement, which is discussed further in "Significant Factors and Known Trends - Central States Compact Claim," and increased interest on temporary cash investments.

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
  a reduction in the decommissioning liability for River Bend in 2004, as discussed in Note 8 to the consolidated financial statements; and
  a $10 million reduction in the loss provision for an Entergy Gulf States environmental clean-up site.

  Interest on long-term debt decreased from $433.5 million in 2003 to $390.7 million in 2004 primarily due to the net retirement and refinancing of long-term debt in 2003 and the first six months of 2004. See Note 5 to the consolidated financial statements for details on long-term debt.

  NON-UTILITY NUCLEAR

  Following are key performance measures for Non-Utility Nuclear:

	2005	2004	2003

Net MW in operation at December 31	4,105	4,058	4,001
Average realized price per MWh	$42.39	$41.26	$39.38
Generation in GWh for the year	33,539	32,524	32,379
Capacity factor for the year	93%	92%	92%

  2005 Compared to 2004

  The increase in earnings for Non-Utility Nuclear from $245 million in 2004 to $282.6 million in 2005 was primarily due to the following:
  higher revenues, which increased from $1.342 billion in 2004 to $1.422 billion in 2005, primarily resulting from higher pricing in its contracts to sell power. Also contributing to the increase in revenues was increased generation in 2005 due to power uprates at several plants completed in 2004 and 2005 and fewer planned and unplanned outages in 2005; and
  miscellaneous income of $15.8 million net-of-tax resulting from a reduction in the decommissioning liability for a plant in 2005, as discussed in Note 8 to the consolidated financial statements.

  The increase in earnings was partially offset by the following:

  higher fuel and purchased power expenses, which increased from $125.7 million in 2004 to $147.9 million in 2005; and
  miscellaneous income of $11.9 million net-of-tax resulting from a reduction in the decommissioning liability for a plant in 2004, as discussed in Note 8 to the consolidated financial statements.

  2004 Compared to 2003

  The decrease in earnings for Non-Utility Nuclear from $300.8 million in 2003 to $245 million in 2004 was primarily due to the $154.5 million net-of-tax cumulative effect of a change in accounting principle that increased earnings in the first quarter of 2003 upon implementation of SFAS 143. See "Critical Accounting Estimates - Nuclear Decommissioning Costs" below for discussion of the implementation of SFAS 143. Earnings before the cumulative effect of accounting change increased by $98.7 million primarily due to the following:
  lower operation and maintenance expenses, which decreased from $681.8 million in 2003 to $595.7 million in 2004, primarily resulting from charges recorded in 2003 in connection with the voluntary severance program;
  higher revenues, which increased from $1.275 billion in 2003 to $1.342 billion in 2004, primarily resulting from higher contract pricing. The addition of a support services contract for the Cooper Nuclear Station and increased generation in 2004 due to power uprates completed in 2003 and fewer planned and unplanned outages in 2004 also contributed to the higher revenues; and
  miscellaneous income of $11.9 million net-of-tax resulting from a reduction in the decommissioning liability for a plant, as discussed in Note 8 to the consolidated financial statements.

  Partially offsetting this increase were the following:

  higher income taxes, which increased from $88.6 million in 2003 to $142.6 million in 2004; and
  higher depreciation expense, which increased from $34.3 million in 2003 to $48.9 million in 2004, due to additions to plant in service.

  PARENT COMPANY & OTHER BUSINESS SEGMENTS

  Sales of Entergy-Koch Businesses

  In the fourth quarter of 2004, Entergy-Koch sold its energy trading and pipeline businesses to third parties. Entergy-Koch will continue in existence pending final receipt of the purchase price. In 2004, Entergy received $862 million of the sales proceeds in the form of a cash distribution by Entergy-Koch. Entergy ultimately expects to receive total net cash distributions exceeding $1 billion. Entergy expects to record an approximate $60 million net-of-tax gain when the remainder of the proceeds are received in 2006.

  Entergy Corporation has guaranteed up to 50% of Entergy-Koch's indemnification obligations to the purchasers. However, Entergy does not expect any material claims under these indemnification obligations.

  Results of Operations

  2005 Compared to 2004

  The decrease in earnings for Parent Company & Other Business Segments from $21.1 million in earnings to a $44.1 million loss was primarily due to the following:
  a tax benefit resulting from the sale in December 2004 of preferred stock and less than 1% of the common stock of Entergy Asset Management, an Entergy subsidiary. An Entergy subsidiary sold the stock to a third party for $29.75 million. The sale resulted in a capital loss for tax purposes of $370 million, producing a net tax benefit of $97 million that Entergy recorded in the fourth quarter of 2004; and
  a loss from discontinued operations of $44.8 million net-of-tax due to the planned divestiture of Entergy's Competitive Retail Services retail electric business in the ERCOT region of Texas. This amount includes a net charge of $39.8 million ($25.8 million net-of-tax), related to the impairment reserve for the remaining net book value of the Competitive Retail Services business' information technology systems.

  These decreases were partially offset by the following:

  a charge recorded in 2004 of approximately $55 million ($36 million net-of-tax) as a result of an impairment of the value of the Warren Power plant, which is owned in the non-nuclear wholesale assets business. Entergy concluded that the plant is impaired based on valuation studies prepared in connection with the Entergy Asset Management stock sale discussed above;
  a loss of $46.4 million in 2004 from Entergy's investment in Entergy-Koch, primarily resulting from Entergy-Koch's trading business reporting a loss from its operations in 2004; and
  miscellaneous income from proceeds of $18.9 million from the sale of SO2 allowances.

  2004 Compared to 2003

  The decrease in earnings for Parent Company & Other Business Segments from $157.1 million to $21.1 million was primarily due to:

  earnings from Entergy's investment in Entergy-Koch were $254 million lower in 2004, primarily as a result of Entergy-Koch's trading business reporting a loss from its operations in 2004; and
  a charge recorded in 2004 of approximately $55 million ($36 million net-of-tax) as a result of an impairment of the value of the Warren Power plant, which is owned in the non-nuclear wholesale assets business. Entergy concluded that the plant is impaired based on valuation studies prepared in connection with the Entergy Asset Management stock sale discussed below.

  Partially offsetting the decrease in earnings was the following:

  a tax benefit resulting from the sale of preferred stock and less than 1% of the common stock of Entergy Asset Management, an Entergy subsidiary. In December 2004, an Entergy subsidiary sold the stock to a third party for $29.75 million. The sale resulted in a capital loss for tax purposes of $370 million, producing a net tax benefit of $97 million that Entergy recorded in the fourth quarter of 2004;
  realization of $16.7 million of tax benefits related to the Entergy-Koch investment; and
  a loss from discontinued operations of $14.4 million net-of-tax in 2003 from Entergy's Competitive Retail Services business.

  Income Taxes

  The effective income tax rates for 2005, 2004, and 2003 were 36.7%, 28.2%, and 37.9%, respectively. See Note 3 to the consolidated financial statements for a reconciliation of the federal statutory rate of 35.0% to the effective income tax rates. The lower effective income tax rate in 2004 is primarily due to the tax benefits resulting from the Entergy Asset Management stock sale discussed above.

  Liquidity and Capital Resources

  This section discusses Entergy's capital structure, capital spending plans and other uses of capital, sources of capital, and the cash flow activity presented in the cash flow statement.

  Liquidity Effects of Hurricane Katrina and Hurricane Rita

  As discussed above, Hurricanes Katrina and Rita impacted Entergy's service territory. In addition to the direct costs caused by the storms, Hurricanes Katrina and Rita have had other impacts that have affected the U.S. Utility's liquidity position. The Entergy New Orleans bankruptcy caused fuel and power suppliers to increase their scrutiny of the remaining domestic utility companies with the concern that one of them could suffer similar impacts, particularly after Hurricane Rita. As a result, some suppliers began requiring accelerated payments and decreased credit lines. In addition, the hurricanes damaged certain gas supply lines, thereby decreasing the number of potential suppliers. The hurricanes also exacerbated a market run-up in natural gas and power prices, thereby increasing the U.S. Utility's ongoing costs, which consumed available credit lines more quickly and in some instances required the posting of additional collateral. The U.S. Utility managed through these events thus far, adequately supplied the Entergy System with fuel and power, and as a result of steps taken by it regarding its storm costs expects to have adequate liquidity and credit to continue supplying the Entergy System with fuel and power. The Non-Utility Nuclear business also has had to post increased collateral (principally in the form of Entergy Corporation guarantees) due to rising fuel and power prices, and it has had adequate liquidity to meet that demand.

  After the hurricanes, Entergy implemented a new financing plan that sourced $2.5 billion through a combination of debt and equity units intended to provide adequate liquidity and capital resources to Entergy and its subsidiaries while storm restoration cost recovery is pursued. In addition, the plan is intended to provide adequate liquidity and capital resources to support Non-Utility Nuclear and the Competitive Retail Services business. The plan, which Entergy accomplished primarily in the fourth quarter 2005, included 1) increasing Entergy's credit revolver capacity by establishing a new $1.5 billion Entergy Corporation facility; 2) issuing $0.5 billion of equity units; 3) issuing approximately $0.5 billion of new debt at various utility operating companies; and 4) providing capital in the amount of $300 million from Entergy Corporation to Entergy Gulf States.

  Debtor-in-Possession Credit Agreement

  On September 26, 2005, Entergy New Orleans, as borrower, and Entergy Corporation, as lender, entered into the Debtor-in-Possession (DIP) credit agreement, a debtor-in-possession credit facility to provide funding to Entergy New Orleans during its business restoration efforts. On December 9, 2005, the bankruptcy court issued its final order approving the DIP Credit Agreement. The indenture trustee of Entergy New Orleans' first mortgage bonds appealed the final order, and that appeal is pending. Subsequent to the indenture trustee filing its notice of appeal, Entergy New Orleans, Entergy Corporation, and the indenture trustee filed with the bankruptcy court a motion to approve a settlement among the parties. The settlement would result in the dismissal of the indenture trustee's appeal. The settlement is set for hearing in the bankruptcy court on March 22, 2006.

  The credit facility provides for up to $200 million in loans. These funds were requested to enable Entergy New Orleans to meet its liquidity needs, including employee wages and benefits and payments under power purchase and gas supply agreements, and to continue its efforts to repair and restore the facilities needed to serve its electric and gas customers. The facility enables Entergy New Orleans to request funding from Entergy Corporation, but the decision to lend money is at the sole discretion of Entergy Corporation. As of December 31, 2005, Entergy New Orleans had $90 million of outstanding borrowings under the DIP credit agreement. Management currently expects the bankruptcy court-authorized funding level to be sufficient to fund Entergy New Orleans' expected level of operations through 2006.

  Borrowings under the DIP credit agreement are due in full, and the agreement will terminate, at the earliest of (i) August 23, 2006, or such later date as Entergy Corporation shall agree to in its sole discretion, (ii) the acceleration of the loans and the termination of the DIP credit agreement in accordance with its terms, (iii) the date of the closing of a sale of all or substantially all of Entergy New Orleans' assets pursuant to section 363 of the United States Bankruptcy Code or a confirmed plan of reorganization, or (iv) the effective date of a plan of reorganization in Entergy New Orleans' bankruptcy case.

  As security for Entergy Corporation as the lender, the terms of the December 9, 2005 bankruptcy court order provide that all borrowings by Entergy New Orleans under the DIP Credit Agreement are: (i) entitled to superpriority administrative claim status pursuant to section 364(c)(1) of the Bankruptcy Code; (ii) secured by a perfected first priority lien on all property of Entergy New Orleans pursuant to sections 364(c)(2) and 364(d) of the Bankruptcy Code, except on any property of Entergy New Orleans subject to valid, perfected, and non-avoidable liens of the lender on Entergy New Orleans' $15 million credit facility; and (iii) secured by a perfected junior lien pursuant to section 364(c)(3) of the Bankruptcy Code on all property of Entergy New Orleans subject to valid, perfected, and non-avoidable liens in favor of the lender on Entergy New Orleans' $15 million credit facility that existed as of the date Entergy New Orleans filed its bankruptcy petition.

  The interest rate on borrowings under the DIP credit agreement will be the average interest rate of borrowings outstanding under Entergy Corporation's $2 billion revolving credit facility, which was approximately 4.7% per annum at December 31, 2005.

  Capital Structure

  Entergy's capitalization is balanced between equity and debt, as shown in the following table. The increase in the debt to capital percentage from 2004 to 2005 is the result of increased debt outstanding due to additional borrowings on Entergy Corporation's $2 billion revolving credit facility, additional debt issuances, including Entergy Corporation's equity units issuance, along with a decrease in shareholders' equity, primarily due to repurchases of common stock.

	2005	2004	2003

Net debt to net capital at the end of the year	51.5%	45.3%	45.9%
Effect of subtracting cash from debt	1.6%	2.1%	1.6%
Debt to capital at the end of the year	53.1%	47.4%	47.5%

  Net debt consists of debt less cash and cash equivalents. Debt consists of notes payable, capital lease obligations, preferred stock with sinking fund, and long-term debt, including the currently maturing portion. Capital consists of debt, shareholders' equity, and preferred stock without sinking fund. Net capital consists of capital less cash and cash equivalents. Entergy uses the net debt to net capital ratio in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy's financial condition.

  Long-term debt, including the currently maturing portion, makes up substantially all of Entergy's total debt outstanding. Following are Entergy's long-term debt principal maturities as of December 31, 2005 by operating segment. The figures below include principal payments on the Entergy Louisiana and System Energy sale-leaseback transactions, which are included in long-term debt on the balance sheet.

Long-term debt maturities	2006	2007	2008	2009-2010	after 2010
	(In Millions)

U.S. Utility	$23	$93	$802	$746	$4,705
Non-Utility Nuclear	81	80	20	42	151
Parent Company and Other Business Segments	-	-	272	1,327	586
Total	$104	$173	$1,094	$2,115	$5,442

  Note 5 to the consolidated financial statements provides more detail concerning long-term debt.

  In May 2005, Entergy Corporation terminated its two separate, revolving credit facilities, a $500 million five-year credit facility and a $965 million three-year credit facility. At that time, Entergy Corporation entered into a $2 billion five-year revolving credit facility, which expires in May 2010. As of December 31, 2005, $785 million in borrowings were outstanding on this facility.

  In December 2005, Entergy Corporation entered into a $1.5 billion three-year revolving credit facility, which expires in December 2008. As of December 31, 2005, no borrowings were outstanding on this facility.

  Entergy also has the ability to issue letters of credit against the total borrowing capacity of both the three-year and the five-year credit facilities, and $239.5 million of letters of credit had been issued against the five-year facility at December 31, 2005.

  Following is a summary of the borrowings outstanding and capacity available under these facilities as of December 31, 2005.
Facility	Capacity	Borrowings	Letters of Credit	Capacity Available
	(In Millions)

5-Year Facility	$2,000	$785	$240	$975
3-Year Facility	$1,500	$-	$-	$1,500

  Entergy Corporation's credit facilities require it to maintain a consolidated debt ratio of 65% or less of its total capitalization. If Entergy fails to meet this debt ratio, or if Entergy or the domestic utility companies (other than Entergy New Orleans) default on other indebtedness or are in bankruptcy or insolvency proceedings, an acceleration of the credit facilities' maturity dates may occur.

  Capital lease obligations, including nuclear fuel leases, are a minimal part of Entergy's overall capital structure, and are discussed further in Note 9 to the consolidated financial statements. Following are Entergy's payment obligations under those leases:

	2006	2007	2008	2009-2010	after 2010
	(In Millions)
Capital lease payments, including nuclear fuel leases	$133	$171	$1	$-	$2

  Notes payable includes borrowings outstanding on credit facilities with original maturities of less than one year. Entergy Arkansas, Entergy Louisiana, and Entergy Mississippi each have 364-day credit facilities available as follows:

Company	Expiration Date	Amount of Facility	Amount Drawn as of Dec. 31, 2005

Entergy Arkansas	April 2006	$85 million (a)	-
Entergy Louisiana	April 2006	$85 million (a)	$40 million
Entergy Louisiana	May 2006	$15 million (b)	-
Entergy Mississippi	May 2006	$25 million	-

(a)

  The combined amount borrowed by Entergy Arkansas and Entergy Louisiana under these facilities at any one time cannot exceed $85 million. Entergy Louisiana granted a security interest in its receivables to secure its $85 million facility.

(b)

  The combined amount borrowed by Entergy Louisiana under its $15 million facility and by Entergy New Orleans under a $15 million facility that it has with the same lender cannot exceed $15 million at any one time. Because Entergy New Orleans' facility is fully drawn, no capacity is currently available on Entergy Louisiana's facility.

  Operating Lease Obligations and Guarantees of Unconsolidated Obligations

  Entergy has a minimal amount of operating lease obligations and guarantees in support of unconsolidated obligations. Entergy's guarantees in support of unconsolidated obligations are not likely to have a material effect on Entergy's financial condition or results of operations. Following are Entergy's payment obligations as of December 31, 2005 on non-cancelable operating leases with a term over one year:

	2006	2007	2008	2009-2010	after 2010
	(In Millions)

Operating lease payments	$95	$77	$63	$88	$196

  The operating leases are discussed more thoroughly in Note 9 to the consolidated financial statements.

  Summary of Contractual Obligations of Consolidated Entities

Contractual Obligations	2006	2007-2008	2009-2010	after 2010	Total
	(In Millions)

Long-term debt (1)	$104	$1,267	$2,115	$5,442	$8,928
Capital lease payments (2)	$133	$172	$-	$2	$307
Operating leases (2)	$95	$140	$88	$196	$519
Purchase obligations (3)	$1,012	$1,507	$1,109	$643	$4,271

(1)	Long-term debt is discussed in Note 5 to the consolidated financial statements.
(2)	Capital lease payments include nuclear fuel leases. Lease obligations are discussed in Note 9 to the consolidated financial statements.
(3)

  Purchase obligations represent the minimum purchase obligation or cancellation charge for contractual obligations to purchase goods or services. Approximately 99% of the total pertains to fuel and purchased power obligations that are recovered in the normal course of business through various fuel cost recovery mechanisms in the U.S. Utility business.

  In addition to these contractual obligations, Entergy expects to contribute $349 million to its pension plans and $60 million to other postretirement plans in 2006. $109 million of the pension plan contribution was made in January 2006. $107 million of this contribution was originally planned for 2005; however, it was delayed as a result of the Katrina Emergency Tax Relief Act.

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

  Capital Expenditure Plans and Other Uses of Capital

  Following are the amounts of Entergy's planned construction and other capital investments by operating segment for 2006 through 2008, excluding Entergy New Orleans:

Planned construction and capital investments	2006	2007	2008
	(In Millions)

Maintenance Capital:
U.S. Utility	$604	$713	$719
Non-Utility Nuclear	62	64	50
Parent and Other	2	2	2
	668	779	771
Capital Commitments:
U.S. Utility	277	203	301
Non-Utility Nuclear	143	96	86
Parent and Other	6	6	5
	426	305	392
Total	$1,094	$1,084	$1,163

  In addition to the planned spending in the table above, the U.S. Utility, excluding Entergy New Orleans, also expects to pay for $310 million of capital investments in 2006 related to Hurricane Katrina and Rita restoration work that have been accrued as of December 31, 2005. Entergy New Orleans' planned capital expenditures for the years 2006-2008 total $93 million, and Entergy New Orleans expects to pay for $46 million of capital investments in 2006 related to Hurricane Katrina and Rita restoration work that have been accrued as of December 31, 2005.

  Maintenance Capital refers to amounts Entergy plans to spend on routine capital projects that are necessary to support reliability of its service, equipment, or systems and to support normal customer growth.

  Capital Commitments refers to non-routine capital investments for which Entergy is either contractually obligated, has Board approval, or is otherwise required to make pursuant to a regulatory agreement or existing rule or law. Amounts reflected in this category include the following:

  Transmission expansion designed to address immediate load growth needs and to provide improved transmission flexibility for the southeastern Louisiana and Texas regions of Entergy's service territory.
  Purchase of additional generation supply sources within the U.S. Utility's service territory, including Entergy Mississippi's January 2006 purchase of the 480 MW, natural gas-fired Attala power plant.
  Nuclear site dry cask spent fuel storage and license renewals.

  From time to time, Entergy considers other capital investments as potentially being necessary or desirable in the future, including additional nuclear plant power uprates, generation supply assets, various transmission upgrades, environmental compliance expenditures, or investments in new businesses or assets. Because no contractual obligation, commitment, or Boardapproval exists to pursue these investments, they are not included in Entergy's planned construction and capital investments. These potential investments are also subject to evaluation and approval in accordance with Entergy's policies before amounts may be spent. In addition, Entergy's capital spending plans do not include spending for transmission upgrades requested by merchant generators, other than projects currently underway.

  Estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of business restructuring, regulatory constraints, environmental regulations, business opportunities, market volatility, economic trends, and the ability to access capital.

  Dividends and Stock Repurchases

  Declarations of dividends on Entergy's common stock are made at the discretion of the Board. Among other things, the Board evaluates the level of Entergy's common stock dividends based upon Entergy's earnings, financial strength, and future investment opportunities. At its January 2006 meeting, the Board declared a dividend of $0.54 per share. In 2005, Entergy paid approximately $453.5 million in cash dividends on its common stock.

  In accordance with Entergy's stock-based compensation plan, Entergy periodically grants stock options to its employees, which may be exercised to obtain shares of Entergy's common stock. According to the plan, these shares can be newly issued shares, treasury stock, or shares purchased on the open market. Entergy's management has been authorized by the Board to repurchase on the open market shares up to an amount sufficient to fund the exercise of grants under the plans. In addition to this authority, the Board approved a program under which Entergy was authorized to repurchase up to $1.5 billion of its common stock through 2006. The amount of repurchases under the program may vary as a result of material changes in business results or capital spending, or as a result of material new investment opportunities. As a result of Hurricanes Katrina and Rita, the $1.5 billion share repurchase program was suspended, and the Board has extended authorization for completion of the plan through 2008. Entergy has $400 million of authority remaining under the $1.5 billion plan. In 2005, Entergy repurchased 12,280,500 shares of common stock under both programs for a total purchase price of $878.2 million.

  Sources of Capital

  Entergy's sources to meet its capital requirements and to fund potential investments include:

  internally generated funds;
  cash on hand ($582.8 million as of December 31, 2005);
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

  Provisions within the Articles of Incorporation or pertinent indentures and various other agreements relating to the long-term debt and preferred stock of certain of Entergy Corporation's subsidiaries restrict the payment of cash dividends or other distributions on their common and preferred stock. As of December 31, 2005, Entergy Arkansas and Entergy Mississippi had restricted retained earnings unavailable for distribution to Entergy Corporation of $396.4 million and $68.5 million, respectively. All debt and common and preferred stock issuances by the domestic utility companies and System Energy require prior regulatory approval and their preferred stock and debt issuances are also subject to issuance tests set forth in corporate charters, bond indentures, and other agreements. The domestic utility companies and System Energy have sufficient capacity under these tests to meet foreseeable capital needs.

  After the repeal of PUHCA 1935, effective February 8, 2006, the FERC, under the Federal Power Act, and not the SEC, has jurisdiction over authorizing securities issuances by the domestic utility companies and System Energy (except securities with maturities longer than one year issued by (a) Entergy Arkansas which are subject to the jurisdiction of the APSC and (b) Entergy New Orleans which are currently subject to the jurisdiction of the bankruptcy court). Under PUHCA 2005 and the Federal Power Act, no approvals are necessary for Entergy Corporation to issue securities. Under a savings provision in PUHCA 2005, each of the domestic utility companies and System Energy may rely on the financing authority in its existing PUHCA 1935 SEC order or orders through December 31, 2007 or until the SEC authority is superceded by FERC authorization. The FERC has issued an order ("FERC Short-Term Order") approving the short-term borrowing limits of the domestic utility companies (except Entergy New Orleans) and System Energy through March 31, 2008. Entergy New Orleans may rely on existing SEC PUHCA 1935 orders for its short-term financing authority, subject to bankruptcy court approval. In addition to borrowings from commercial banks, the FERC Short-Term Order authorized the domestic utility companies (except Entergy New Orleans which is authorized by an SEC PUHCA 1935 order) and System Energy to continue as participants in the Entergy System money pool through February 8, 2007. Entergy Gulf States and Entergy Louisiana, LLC have obtained long-term financing authorization from the FERC. The money pool is an inter-company borrowing arrangement designed to reduce Entergy's subsidiaries' dependence on external short-term borrowings. Borrowings from the money pool and external short-term borrowings combined may not exceed authorized limits. As of December 31, 2005, Entergy's subsidiaries' aggregate money pool and external short-term borrowings authorized limit was $2.0 billion, the aggregate outstanding borrowing from the money pool was $379.7 million, and Entergy's subsidiaries' outstanding short-term borrowing from external sources was $40 million. To the extent that the domestic utility companies and System Energy wish to rely on SEC financing orders under PUHCA 1935 there are capitalization and investment grade ratings conditions that must be satisfied in connection with security issuances, other than money pool borrowings. See Note 4 to the consolidated financial statements for further discussion of Entergy's short-term borrowing limits.

  Cash Flow Activity

  As shown in Entergy's Statements of Cash Flows, cash flows for the years ended December 31, 2005, 2004, and 2003 were as follows:
	2005	2004	2003
	(In Millions)

Cash and cash equivalents at beginning of period	$620	$507	$1,335

Effect of deconsolidating Entergy New Orleans in 2005	(8)	-	-

Cash flow provided by (used in):
Operating activities	1,468	2,929	2,006
Investing activities	(1,992)	(1,143)	(1,968)
Financing activities	496	(1,672)	(869)
Effect of exchange rates on cash and cash equivalents	(1)	(1)	3
Net increase (decrease) in cash and cash equivalents	(29)	113	(828)

Cash and cash equivalents at end of period	$583	$620	$507

  Operating Cash Flow Activity

  2005 Compared to 2004

  Entergy's cash flow provided by operating activities decreased in 2005 primarily due to the following:

  The U.S. Utility provided $964 million in cash from operating activities compared to providing $2,208 million in 2004. The decrease resulted primarily from restoration spending and lost net revenue caused by Hurricanes Katrina and Rita. Changes in the timing of fuel cost recovery compared to the prior period due to higher natural gas prices, which caused an increase in deferred fuel cost balances, also contributed to the decrease in cash from operating activities. Also contributing to the decrease in the U.S. Utility segment were increases in income tax payments and in pension plan contributions, and a $90 million refund to customers in the Louisiana jurisdiction made as a result of an LPSC-approved settlement.
  Entergy received dividends from Entergy-Koch of $529 million in 2004 and did not receive any dividends from Entergy-Koch in 2005.
  Offsetting the decreases in those two businesses, the Non-Utility Nuclear business provided $551 million in cash from operating activities compared to providing $415 million in 2004. The increase resulted primarily from lower intercompany income tax payments and increases in generation and contract pricing that led to an increase in revenues.

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

  In 2003, the domestic utility companies and System Energy filed, with the IRS, notification of a change in tax accounting method for their respective calculations of cost of goods sold. The adjustment implemented a simplified method of allocation of overhead to the production of electricity, which is provided under the IRS capitalization regulations.  The cumulative adjustment placing these companies on the new methodology resulted in a $2.8 billion deduction on Entergy's 2003 income tax return.  There was no tax cash benefit from the method change in 2003.  In addition, on a consolidated basis, no cash tax benefit was realized in 2004 or 2005. The Internal Revenue Service has issued new proposed regulations effective in 2005 that may preclude a significant portion of the benefit of this tax accounting method change.  In 2005, the domestic utility companies and System Energy filed a notice with the IRS of a new tax accounting method for their respective calculations of cost of goods sold.  This new method is also subject to IRS scrutiny.

  In 2005, Non-Utility Nuclear changed its method of accounting for income tax purposes related to its wholesale electric power contracts.  The adjustment placing these companies on the new mark-to-market methodology is expected to result in a $3.8 billion deduction on Entergy's 2005 income tax return.  The election did not reduce book income tax expense.  This deduction is expected to reverse over the next four years.  The timing of the reversal of this deduction depends on several variables, including the price of power.  On a consolidated basis, it is estimated that there was a $7 million cash tax benefit from the method change in 2005.

  In August of 2005, the Energy Policy Act of 2005 was enacted.  This Act contains provisions that enable the full accumulation of nuclear decommissioning funds on a tax deductible basis, shortens the depreciation recovery period for certain transmission capital expenditures, provides a production credit for electricity generated by new nuclear plants, and expands the net operating loss carry-back period to five years for 2003, 2004, and 2005 losses to the extent of 20% of transmission capital expenditures incurred in 2005, 2006, and 2007.

  In December of 2005, the Gulf Opportunity Zone Act of 2005 was enacted.  The Act contains provisions that allow a public utility incurring a net operating loss as a result of Hurricane Katrina to carry back the casualty loss portion of the net operating loss ten years to offset previously taxed income.  The Act also allows a five-year carry back of the portion of the net operating loss attributable to Hurricane Katrina repairs expense and first year depreciation deductions, including 50% bonus depreciation, on Hurricane Katrina capital expenditures.

  Entergy expects the above provisions to generate 2006 income tax refunds of approximately $300 million, including Entergy New Orleans.

  Investing Activities

  2005 Compared to 2004

  Net cash used in investing activities increased in 2005 primarily due to the following activity:
  Construction expenditures were $47 million higher in 2005 than in 2004, including an increase of $147 million in the U.S. Utility business and a decrease of $82 million in the Non-Utility Nuclear business. U.S. Utility construction expenditures in 2005 include $302 million caused by Hurricanes Katrina and Rita.
  The non-nuclear wholesale assets business realized $75 million in net proceeds from sales of portions of three of its power plants in 2004.
  Entergy Louisiana purchased the 718 MW Perryville power plant in June 2005 for $162 million.
  Entergy received net returns of invested capital from Entergy-Koch of $49 million in 2005 compared to $284 million in 2004 after the sale by Entergy-Koch of its trading and pipeline businesses. This activity is reported in the "Decrease in other investments" line in the cash flow statement.
  Approximately $60 million of the cash collateral for a letter of credit that secured the installment obligations owed to NYPA for the acquisition of the FitzPatrick and Indian Point 3 nuclear power plants was released to Entergy in 2004.
  The U.S. Utility used $390 million in 2005 and $54 million in 2004 for other regulatory investments as a result of fuel cost under-recovery. See Note 1 to the consolidated financial statements for discussion of the accounting treatment of these fuel cost under-recoveries.

  Offsetting these factors was the following:
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
  The U.S. Utility used $156 million for other regulatory investments in 2003 as a result of fuel cost under-recovery. In 2004, the U.S. Utility used $54 million for other regulatory investments related to fuel cost under-recovery.

  Financing Activities

  2005 Compared to 2004

  Financing activities provided $496 million of cash in 2005 compared to using $1,672 million of cash in 2004 primarily due to the following activity:

  Net issuances of long-term debt by the U.S. Utility segment provided $462 million of cash in 2005 compared to retirements of long-term debt net of issuances using $345 million in 2004. See Note 5 to the consolidated financial statements for the details of long-term debt outstanding at December 31, 2005 and 2004.
  Entergy Corporation increased the net borrowings on its credit facility by $735 million in 2005 compared to $50 million during 2004. See Note 4 to the consolidated financial statements for a description of the Entergy Corporation credit facility.
  Entergy Corporation repurchased $878 million of its common stock in 2005 compared to $1,018 million in 2004, as discussed above in the "Capital Expenditure Plans and Other Uses of Capital" section.
  Entergy Corporation issued $500 million of long-term notes in connection with its equity units offering in December 2005.
  Entergy Louisiana, LLC issued $100 million of preferred membership interests in December 2005.

  2004 Compared to 2003

  Net cash used in financing activities increased in 2004 primarily due to the following:

  Entergy Corporation issued $538 million of long-term notes in 2003.
  Entergy Corporation repurchased $1.018 billion of its common stock in 2004, as discussed above in the "Capital Expenditure Plans and Other Uses of Capital" section.
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

    No base rate cases are pending.

    Base rates have been in effect since 1998. The timing of its next general rate case will depend on, among other factors, the ultimate resolution of the System Agreement case at the FERC involving rough production cost equalization.

    Entergy Arkansas completed recovery in January 2006 of transition to competition costs through an $8.5 million transition cost recovery rider that has been in effect since October 2004.

Entergy Gulf States-Texas	10.95%

    Base rates are currently set at rates approved by the PUCT in June 1999.

    In June 2005, a Texas law was enacted that provides for a base rate freeze until mid-2008, but allows Entergy Gulf States to seek before then recovery of certain incremental purchased power capacity costs and recover reasonable and necessary transition to competition costs. An $18 million annual capacity rider was implemented effective December 31, 2005. A $14.5 million annual transition cost recovery rider was implemented effective March 1, 2006, subject to finalization of a settlement among the parties and approval by the PUCT.

Entergy Gulf States-Louisiana	9.9%-11.4%

    A filing was made in December 2005 with the LPSC for interim recovery of $141 million of storm costs. A hearing was held and the LPSC ordered recovery of up to $6 million of storm costs through the fuel adjustment clause during the period March 2006 to September 2006. Beginning September 2006, Entergy Gulf States will recover $0.85 million per month of interim storm costs through base rates. The filing included provisions for updating the surcharge to reflect actual costs incurred as well as the receipt of insurance or federal aid.

    In March 2005, the LPSC approved a settlement proposal to resolve various dockets covering a range of issues. The settlement resulted in credits of $76 million to retail electricity customers in Entergy Gulf States' Louisiana service territory. The credits were issued in connection with the April 2005 billings.

    A three-year formula rate plan is in place with an ROE mid-point of 10.65% for the initial three-year term of the plan. Entergy Gulf States made its first formula rate plan filing in June 2005 for the test year ending December 31, 2004.

    A base rate increase of $37.2 million associated with the initial formula rate plan filing and the purchase of Perryville was effective in October 2005, subject to refund after consideration by the LPSC.

Entergy Louisiana	9.45%- 11.05%

    A filing was made in December 2005 with the LPSC for interim recovery of $355 million of storm costs. A hearing was held and the LPSC ordered recovery of up to $14 million of storm costs through the fuel adjustment clause during the period March 2006 to September 2006. Beginning September 2006, Entergy Louisiana will recover $2 million per month of interim storm costs through base rates. The filing included provisions for updating the surcharge to reflect actual costs incurred as well as the receipt of insurance or federal aid.

    In March 2005, the LPSC approved a settlement proposal to resolve various dockets covering a range of issues. The settlement resulted in credits of $14 million to retail electricity customers which were issued in connection with the April 2005 billings.

    A three-year formula rate plan is in place with an ROE mid-point of 10.25% for the initial three-year term of the plan. The initial formula rate plan filing will be in May 2006 based on a 2005 test year with rates effective September 2006.

Entergy Mississippi	9.1%- 11.9%

    In December 2005, Entergy Mississippi filed with the MPSC a Notice of Intent to change rates by implementing a Storm Damage Rider to recover storm damage restoration costs associated with Hurricanes Katrina and Rita totaling approximately $84 million as of November 30, 2005. The notice proposes recovery of approximately $14.7 million, including carrying charges, annually over a five-year period. A hearing on this matter is expected in April 2006. Entergy Mississippi plans to make a second filing in late spring of 2006 to recover additional restoration costs associated with the hurricanes incurred after November 30, 2005.

    An annual formula rate plan is in place. Entergy Mississippi made its annual formula rate plan filing in March 2005 based on a 2004 test year. There was no change in rates based on an adjusted ROE mid-point of 10.50%.

Entergy New Orleans	9.75%- 11.75% Electric; 10.25%-11.25% Gas

    Entergy New Orleans made a formula rate plan filing in April 2005. The mid-point ROE of the electric and gas plans is 10.75%. The City Council ordered a reduction in electric rates of $2.5 million and no change in gas rates. The City Council approved the continuation of the formula rate plan for two more annual cycles, including a target equity component of the capital structure of 45%. The ROE mid-point for gas operations for the 2005 test year is 10.75% with a zero basis point band-width.

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

  System Agreement Proceedings

  The domestic utility companies historically have engaged in the coordinated planning, construction, and operation of generating and bulk transmission facilities under the terms of the System Agreement, which is a rate schedule that has been approved by the FERC. The LPSC pursued litigation involving the System Agreement at the FERC. The proceeding includes challenges to the allocation of costs as defined by the System Agreement and raises questions of imprudence by the domestic utility companies in their execution of the System Agreement.

  In June 2005, the FERC issued a decision in the System Agreement litigation, and essentially affirmed its decision in a December 2005 order on rehearing. The FERC decision concluded, among other things, that:
  The System Agreement no longer roughly equalizes total production costs among the domestic utility companies.
  In order to reach rough production cost equalization, the FERC will impose a bandwidth remedy by which each company's total annual production costs would have to be within +/- 11% of Entergy System average total annual production costs.
  When calculating the production costs for this purpose, output from the Vidalia hydroelectric power plant will not reflect the actual Vidalia price for that year but will be priced at that year's average price for the exchange of electric energy among the domestic utility companies under the System Agreement, thereby reducing the amount of Vidalia costs reflected in the comparison of the domestic utility companies' total production costs.
  The remedy ordered by FERC calls for no refunds and would be effective based on the calendar year 2006 production costs with the first potential reallocation payments, if required, to be made in 2007.

  The FERC's decision would reallocate total production costs of the domestic utility companies whose relative total production costs expressed as a percentage of Entergy System average production costs are outside an upper or lower bandwidth. This would be accomplished by payments from domestic utility companies whose production costs are more than 11% below Entergy System average production costs to domestic utility companies whose production costs are more than 11% above Entergy System average production costs.

  An assessment of the potential effects of the FERC's decision requires assumptions regarding the future total production cost of each domestic utility company, which assumptions include the mix of solid fuel and gas-fired generation available to each company and the costs of natural gas and purchased power.  Entergy Louisiana, Entergy Gulf States, and Entergy Mississippi are more dependent upon gas-fired generation sources than Entergy Arkansas or Entergy New Orleans. Of these, Entergy Arkansas is the least dependent upon gas-fired generation sources.  Therefore, increases in natural gas prices likely will increase the amount by which Entergy Arkansas' total production costs are below the average total production costs of the domestic utility companies.

  Considerable uncertainty exists regarding future gas prices. Annual average Henry Hub gas prices (daily midpoint prices sourced from Platts Gas Daily) have varied significantly over recent years, ranging from $2.007/mmBtu to $8.529/mmBtu for the 1996-2005 period, and averaging $4.098/mmBtu during the ten-year period 1996-2005 and $5.434/mmBtu during the five-year period 2001-2005. Recent market conditions have resulted in gas prices that averaged $8.529/mmBtu for the twelve months ended December 2005. During the twelve-month period January 1, 2005 to December 31, 2005 forward gas contracts for each of the next four years based on daily NYMEX close averaged $8.74/mmBtu (2006), $7.95/mmBtu (2007), $7.32/mmBtu (2008), and $6.83/mmBtu (2009). If, after pending appeals, the FERC's decision becomes final and if gas prices occur similar to the NYMEX average closing prices given, the following potential annual total production cost reallocations among the domestic utility companies could result:

	Range of Annual Payments or (Receipts)	Average Annual Payment or (Receipt) for 2007-2010 period
	(In Millions)
Entergy Arkansas	$293 to $385	$328
Entergy Gulf States	($264) to ($196)	($230)
Entergy Louisiana	($96) to ($51)	($77)
Entergy Mississippi	($31) to ($3)	($21)
Entergy New Orleans	$0	$0

  If natural gas prices deviate by $1/mmBtu up or down from the NYMEX average closing prices given above, it is expected that Entergy Arkansas' annual payments will change in the same direction by approximately $70 to $80 million.

  The LPSC, APSC, MPSC, and the AEEC have appealed the FERC decision to the Court of Appeals for the D.C. Circuit. Entergy has intervened in the LPSC appeal and intends to intervene in the other appeals. The City of New Orleans has also intervened in the LPSC appeal.

  Entergy will be required to file with the FERC a compliance filing to implement the provisions of the FERC's decision. Management believes that any changes in the allocation of production costs resulting from the FERC's decision and related retail proceedings should result in similar rate changes for retail customers. The timing of recovery of these costs in rates could be the subject of additional proceedings before Entergy's retail regulators. Although the outcome and timing of the FERC and other proceedings cannot be predicted at this time, Entergy does not believe that the ultimate resolution of these proceedings will have a material effect on its financial condition or results of operations.

  Citing its concerns that the benefits of its continued participation in the current form of the System Agreement have been seriously eroded, in December 2005, Entergy Arkansas submitted its notice that it will terminate its participation in the current System Agreement effective 96 months from December 19, 2005 or such earlier date as authorized by the FERC. Entergy Arkansas indicated, however, that a properly structured replacement agreement could be a viable alternative. In response to an ALJ Initial Decision in the System Agreement proceeding in 2004, the APSC had previously commenced an investigation into whether Entergy Arkansas' continued participation in the System Agreement is in the best interest of its customers, and had also commenced investigations concerning Entergy Louisiana's Vidalia purchased power contract and Entergy Louisiana's then pending acquisition of the Perryville power plant.

  Independent Coordinator of Transmission

  In 2000, the FERC issued an order encouraging utilities to voluntarily place their transmission facilities under the control of independent RTOs (regional transmission organizations) by December 15, 2001. Delays in implementing the FERC order have occurred due to a variety of reasons, including the fact that utility companies, other stakeholders, and federal and state regulators continue to work to resolve various issues related to the establishment of such RTOs.

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

  After additional filings and subsequent declaratory orders issued by the FERC, on May 27, 2005, the domestic utility companies filed an enhanced ICT proposal with the FERC. Entergy believes that the filing is consistent with the FERC guidance received in the FERC's declaratory orders on the ICT. Among other things, the enhanced ICT filing states that the ICT will (1) grant or deny transmission service on the domestic utility companies' transmission system; (2) administer the domestic utility companies' OASIS node for purposes of processing and evaluating transmission service requests and ensuring compliance with the domestic utility companies' obligation to post transmission-related information; (3) develop a base plan for the domestic utility companies' transmission system that will result in the ICT making the determination on whether costs of transmission upgrades should be rolled into the domestic utility companies' transmission rates or directly assigned to the customer requesting or causing an upgrade to be constructed; (4) serve as the reliability coordinator for the Entergy transmission system; and (5) oversee the operation of the weekly procurement process. The enhanced ICT proposal clarifies the rights that customers receive when they fund a supplemental upgrade and also contains a detailed methodology describing the process by which the ICT will evaluate interconnection-related investments already made on the Entergy System for purposes of determining the future allocation of the uncredited portion of these investments.

  On June 3, 2005, a group of generators filed with the FERC a request that the FERC schedule a technical conference on the enhanced ICT proposal in order for Entergy to provide additional information on the enhanced ICT proposal. In response, a stakeholder meeting was held in New Orleans on June 30, 2005. Interventions, protests, and comments were filed by interested parties on August 5, 2005. Entergy filed a response to the various pleadings on August 22, 2005. Entergy anticipates receiving a FERC order on the May 27, 2005 filing during the second quarter 2006.

  As discussed below in "Available Flowgate Capacity Proceedings," on October 31, 2005, the domestic utility companies notified parties to the ICT proceeding of the potential loss of historical data related to Entergy's calculation of available transfer capability for its transmission system.

  In March 2004, the APSC initiated a proceeding to review Entergy's proposal and compare the benefits of such a proposal to the alternative of Entergy joining the Southwest Power Pool RTO. The APSC sought comments from all interested parties on this issue. Various parties, including the APSC General Staff, filed comments opposing the ICT proposal. A public hearing has not been scheduled by the APSC at this time, although Entergy Arkansas has responded to various APSC data requests. In May 2004, Entergy Mississippi filed a petition for review with the MPSC requesting MPSC support for the ICT proposal. A hearing in that proceeding was held in August 2004. Entergy New Orleans appeared before the Utility Committee of the City Council in June 2005 to provide information on the ICT proposal. Entergy Louisiana and Entergy Gulf States have filed an application with the LPSC requesting that the LPSC find that the ICT proposal is a prudent and appropriate course of action. A hearing in the LPSC proceeding on the ICT proposal was held in October 2005, and Entergy Louisiana and Entergy Gulf States await the ALJ's initial decision.

  Market-based Rate Authority

  On May 5, 2005, the FERC instituted a proceeding under Section 206 of the FPA to investigate whether Entergy satisfies the FERC's transmission market power and affiliate abuse/reciprocal dealing standards for the granting of market-based rate authority, and established a refund effective date pursuant to the provisions of Section 206, for purposes of the additional issues set for hearing.  However, the FERC decided to hold that investigation in abeyance pending the outcomes of the ICT proceeding and Entergy's affiliate purchased power agreements proceeding. On June 6, 2005, Entergy sought rehearing of the May 5 Order and that request for rehearing is pending.

  On July 22, 2005, Entergy notified the FERC that it was withdrawing its request for market-based rate authority for sales within its control area. Instead, the domestic utility companies and their affiliates will transact at cost-based rates for wholesale sales within the Entergy control area. On November 1, 2005, Entergy submitted proposed cost-based rates for both the domestic utility companies and Entergy's non-regulated entities that sell at wholesale within the Entergy control area. Separately, the FERC accepted for filing Entergy Gulf States' proposed cost-based rates for wholesale sales to three separate municipalities. Additionally, Entergy reserves its right to request market-based rate authority for sales within its control area in the future. The relinquishment of market-based rates for sales within the Entergy control area is not expected to have a material effect on the financial results of Entergy.

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

  On March 22, 2005, the FERC issued an order that holds the AFC hearing in abeyance pending action on Entergy's ICT filing. The order holding the hearing in abeyance further indicated that it would cancel the hearing when the ICT begins to perform its functions. On April 8, 2005, several intervenors filed Emergency Motions for Interim Relief and Expedited Commission Action requesting that, during the interim period before the implementation of the ICT, the FERC (1) institute an audit process to examine and modify Entergy's current AFC process; and (2) require the Southwest Power Pool (SPP) to become involved in the AFC stakeholder process and order certain modifications to Entergy's stakeholder process. The audit process being proposed by the intervenors would not involve an independent auditor, but instead would be an investigation performed by a representative from the intervenors, Entergy, and possibly SPP.  On April 25, 2005, Entergy filed its response to the emergency motion urging the FERC to reject the intervenors' request for the "audit" because the type of investigation proposed by the intervenors would be neither independent nor fair and would only distract from the implementation of the ICT.  Instead, Entergy has proposed that the ICT conduct an independent review of the AFC process and procedures as part of its transition to assuming the identified ICT responsibilities, including the calculation of the AFCs.  Entergy subsequently retained SPP to conduct an audit of the AFC processes and procedures. The SPP released its audit report on the AFC processes in which the SPP, among other things, identified an issue concerning limited instances in which transmission service was granted when there was insufficient AFC available.  In light of this, the SPP has recommended that the AFC process be further automated to ensure the correct processing of every transmission service request.  Entergy has advised the FERC Staff of this issue.

  On April 21, 2005, the intervenors filed a separate request for rehearing arguing that the FERC must allow the AFC hearing to proceed in parallel with the establishment of the ICT.

  On October 31, 2005, the domestic utility companies notified participants in the ICT proceeding that certain historic data related to the hourly AFC models may have been inadvertently lost due to errors in the implementation of a data archiving process. The data at issue is certain hourly AFC data for the nine-month period April 27, 2004 through January 31, 2005. Although Entergy is continuing to pursue all avenues for recovery and retrieval of the historic hourly data, it is difficult to predict whether and to what extent these efforts will ultimately be successful. Since discovering the potential loss of data, the domestic utility companies have taken steps to ensure that these errors cannot recur and to ensure that the current AFC hourly data, including the hourly data from February 1, 2005 forward, is adequately protected and retained. Entergy self-reported the event to the FERC's Office of Market Oversight and Investigations and is providing information to the investigation staff concerning this event. Additionally, Entergy will request that the ICT review the current process for retaining AFC-related data as part of its independent review discussed above.

  Interconnection Orders

  The domestic utility companies (except Entergy New Orleans) are currently defendants to several complaints and rehearing requests before the FERC in which independent generation entities (GenCos) are seeking a refund of monies that the GenCos had previously paid to the Entergy companies for facilities necessary to connect their generation facilities to Entergy's transmission system. The FERC has issued orders in response to three complaints and in certain other dockets ordering Entergy to refund approximately $123 million in expenses and tax obligations previously paid by the GenCos, including $42 million for Entergy Arkansas, $28 million for Entergy Gulf States, $24 million for Entergy Louisiana, and $29 million for Entergy Mississippi.  The refunds will be in the form of transmission credits that will be utilized over time as the GenCos take transmission service from Entergy.  There are other complaints that have been filed with FERC in an approximate amount of $43 million, including $27 million for Entergy Arkansas, $8 million for Entergy Gulf States, and $8 million for Entergy Louisiana, in which the FERC has not taken action.

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

  Energy Policy Act of 2005

  The Energy Policy Act of 2005 became law in August 2005. The legislation contains electricity provisions that, among other things:
  Repealed PUHCA 1935, through enactment of PUHCA 2005, effective February 8, 2006; PUHCA 2005 and/or related amendments to Section 203(a) of the Federal Power Act (a) remove various limitations on Entergy Corporation as a registered holding company under PUHCA 1935; (b) require the maintenance and retention of books and records by certain holding company system companies for inspection by the FERC and state commissions, as appropriate; and (c) effectively leave to the jurisdiction of the FERC (or state or local regulatory bodies, as appropriate) (i) the issuance by an electric utility of securities; (ii) (A) the disposition of jurisdictional FERC electric facilities by an electric utility; (B) the acquisition by an electric utility of securities of an electric utility; (C) the acquisition by an electric utility of electric generating facilities (in each of the cases in (A), (B) and (C) only in transactions in excess of $10 million); (iv) electric public utility mergers; and (v) the acquisition by an electric public utility holding company of securities of an electric public utility company or its holding company in excess of $10 million or the merger of electric public utility holding company systems. PUHCA 2005 and the related FERC rule-making also provide a savings provision which permits continued reliance on certain PUHCA 1935 rules and orders after the repeal of PUHCA 1935.
  Codifies the concept of participant funding, a form of cost allocation for transmission interconnections and upgrades, and allows the FERC to apply participant funding in all regions of the country. Participant funding helps ensure that a utility's native load customers only bear the costs that are necessary to provide reliable transmission service to them and not bear costs required by generators who seek to deliver power to other regions.
  Provides financing benefits, including loan guarantees and production tax credits, for new nuclear plant construction, and reauthorizes the Price-Anderson Act, the law that provides an umbrella of insurance protection for the payment of public liability claims in the event of a major nuclear power plant incident.
  Revises current tax law treatment of nuclear decommissioning trust funds by allowing regulated and non-regulated taxpayers to make deductible contributions to fund the entire amount of estimated future decommissioning costs.
  Provides a more rapid tax depreciation schedule for transmission assets to encourage investment.
  Creates mandatory electricity reliability guidelines with enforceable penalties to help ensure that the nation's power transmission grid is kept in good repair and that disruptions in the electricity system are minimized.  Entergy already voluntarily complies with National Electricity Reliability Council standards, which are similar to the guidelines mandated by the Energy Policy Act of 2005.
  Establishes conditions for the elimination of the Public Utility Regulatory Policy Act's (PURPA) mandatory purchase obligation from qualifying facilities.
  Significantly increased the FERC's authorization to impose criminal and civil penalties for violations of the provisions of the Federal Power Act.

  The Energy Policy Act requires several rulemakings by the FERC and other government agencies in order to implement its provisions and the FERC in its rule-makings has indicated it plans, by February 8, 2007, for further review of, and possible changes to, its implementation of PUHCA 2005 and the repeal of PUHCA 1935. Therefore, it will be a period of time before a full assessment of its effects on Entergy and the energy industry can be completed.

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
  The interest rate and equity price risk associated with Entergy's investments in decommissioning trust funds, particularly in the Non-Utility Nuclear business.
  The interest rate risk associated with changes in interest rates as a result of Entergy's issuances of debt. Entergy manages its interest rate exposure by monitoring current interest rates and its debt outstanding in relation to total capitalization. See Notes 4 and 5 to the consolidated financial statements for the details of Entergy's debt outstanding.

  Entergy is also exposed to credit risk. Credit risk is the risk of loss from nonperformance by suppliers, customers, or financial counterparties to a contract or agreement. Credit risk also includes potential demand on liquidity due to collateral requirements within supply or sales agreements. Where it is a significant consideration, counterparty credit risk is addressed in the discussions that follow.

  Commodity Price Risk

  Power Generation

  The sale of electricity from the power generation plants owned by Entergy's Non-Utility Nuclear business and Energy Commodity Services, unless otherwise contracted, is subject to the fluctuation of market power prices. Entergy's Non-Utility Nuclear business has entered into PPAs and other contracts to sell the power produced by its power plants at prices established in the PPAs. Entergy continues to pursue opportunities to extend the existing PPAs and to enter into new PPAs with other parties. Following is a summary of the amount of the Non-Utility Nuclear business' output that is currently sold forward under physical or financial contracts:

	2006	2007	2008	2009	2010
Non-Utility Nuclear:
Percent of planned generation sold forward:
Unit-contingent	34%	32%	25%	19%	12%
Unit-contingent with availability guarantees	53%	47%	32%	13%	5%
Firm liquidated damages	4%	2%	0%	0%	0%
Total	91%	81%	57%	32%	17%
Planned generation (TWh)	35	34	34	35	34
Average contracted price per MWh	$41	$45	$49	$54	$45

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

  Non-Utility Nuclear's purchase of the Fitzpatrick and Indian Point 3 plants from NYPA included value sharing agreements with NYPA. Under the value sharing agreements, to the extent that the average annual price of the energy sales from each of the two plants exceeds specified strike prices, the Non-Utility Nuclear business will pay 50% of the amount exceeding the strike prices to NYPA. These payments, if required, will be recorded as adjustments to the purchase price of the plants. The annual energy sales subject to the value sharing agreements are limited to the lesser of actual generation or generation assuming an 85% capacity factor based on the plants' capacities at the time of the purchase. The value sharing agreements are effective through 2014. The strike prices for Fitzpatrick range from $37.51/MWh in 2005 increasing by approximately 3.5% each year to $51.30/MWh in 2014, and the strike prices for Indian Point 3 range from $42.26/MWh in 2005 increasing by approximately 3.5% each year to $57.77/MWh in 2014.

  Some of the agreements to sell the power produced by Entergy's Non-Utility Nuclear power plants and the wholesale supply agreements entered into by Entergy's Competitive Retail business contain provisions that require an Entergy subsidiary to provide collateral to secure its obligations under the agreements. The Entergy subsidiary may be required to provide collateral based upon the difference between the current market and contracted power prices in the regions where the Non-Utility Nuclear and Competitive Retail businesses sell power. The primary form of the collateral to satisfy these requirements would be an Entergy Corporation guaranty.  Cash and letters of credit are also acceptable forms of collateral.  At December 31, 2005, based on power prices at that time, Entergy had in place as collateral $1,630 million of Entergy Corporation guarantees for wholesale transactions, $237 million of which support letters of credit. The assurance requirement associated with Non-Utility Nuclear is estimated to increase by an amount up to $400 million if gas prices increase $1 per MMBtu in both the short- and long-term markets. In the event of a decrease in Entergy Corporation's credit rating to below investment grade, Entergy may be required to replace Entergy Corporation guarantees with cash or letters of credit under some of the agreements.

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

	2006	2007	2008	2009	2010
Non-Utility Nuclear:
Percent of capacity sold forward:
Bundled capacity and energy contracts	12%	12%	12%	12%	12%
Capacity contracts	77%	46%	36%	24%	3%
Total	89%	58%	48%	36%	15%
Planned net MW in operation	4,184	4,200	4,200	4,200	4,200
Average capacity contract price per kW per month	$1.0	$1.1	$1.1	$1.0	$0.9
Blended Capacity and Energy (based on revenues)
% of planned generation and capacity sold forward	82%	71%	47%	27%	12%
Average contract revenue per MWh	$42	$46	$50	$55	$46

  As of December 31, 2005, approximately 96% of Non-Utility Nuclear's counterparty exposure from energy and capacity contracts is with counterparties with investment grade credit ratings.

  Following is a summary of the amount of Energy Commodity Services' output and installed capacity that is currently sold forward under physical or financial contracts at fixed prices:
	2006	2007	2008	2009	2010
Energy Commodity Services:
Capacity
Planned MW in operation	1,578	1,578	1,578	1,578	1,578
% of capacity sold forward	33%	29%	29%	19%	17%
Energy
Planned generation (TWh)	4	4	4	4	4
% of planned generation sold forward	47%	41%	43%	36%	36%
Blended Capacity and Energy (based on revenues)
% of planned energy and capacity sold forward	25%	23%	26%	17%	17%
Average contract revenue per MWh	$26	$28	$28	$21	$20

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

  Foreign Currency Exchange Rate Risk

  Entergy Gulf States, System Fuels, and Entergy's Non-Utility Nuclear business enter into foreign currency forward contracts to hedge the Euro-denominated payments due under certain purchase contracts. The notional amounts of the foreign currency forward contracts are 16.7 million Euro and the forward currency rates range from .96370 to 1.32540. The maturities of these forward contracts depend on the purchase contract payment dates and range in time from January 2006 to January 2007. The mark-to-market valuation of the forward contracts at December 31, 2005 was a net asset of $3.5 million. The counterparty banks obligated on these agreements are rated by Standard & Poor's Rating Services at AA on their senior debt obligations as of December 31, 2005.

  Interest Rate and Equity Price Risk - Decommissioning Trust Funds

  Entergy's nuclear decommissioning trust funds are exposed to fluctuations in equity prices and interest rates. The NRC requires Entergy to maintain trusts to fund the costs of decommissioning ANO 1, ANO 2, River Bend, Waterford 3, Grand Gulf, Pilgrim, Indian Point 1 and 2, and Vermont Yankee (NYPA currently retains the decommissioning trusts and liabilities for Indian Point 3 and FitzPatrick). The funds are invested primarily in equity securities; fixed-rate, fixed-income securities; and cash and cash equivalents. Management believes that exposure of the various funds to market fluctuations will not affect Entergy's financial results of operations as it relates to the ANO 1 and 2, River Bend, Grand Gulf, and Waterford 3 trust funds because of the application of regulatory accounting principles. The Pilgrim, Indian Point 1 and 2, and Vermont Yankee trust funds collectively hold approximately $952 million of fixed-rate, fixed-income securities as of December 31, 2005. These securities have an average coupon rate of approximately 5.2%, an average duration of approximately 5.6 years, and an average maturity of approximately 9.2 years. The Pilgrim, Indian Point 1 and 2, and Vermont Yankee trust funds also collectively hold equity securities worth approximately $519 million as of December 31, 2005. These securities are generally held in funds that are designed to approximate or somewhat exceed the return of the Standard & Poor's 500 Index, and a relatively small percentage of the securities are held in a fund intended to replicate the return of the Wilshire 4500 Index. The decommissioning trust funds are discussed more thoroughly in Notes 1, 8, and 15 to the consolidated financial statements.

  Central States Compact Claim

  The Low-Level Radioactive Waste Policy Act of 1980 holds each state responsible for disposal of low-level radioactive waste originating in that state, but allows states to participate in regional compacts to fulfill their responsibilities jointly.  Arkansas and Louisiana participate in the Central Interstate Low-Level Radioactive Waste Compact (Central States Compact or Compact).  Commencing in early 1988, Entergy Arkansas, Entergy Gulf States, and Entergy Louisiana made a series of contributions to the Central States Compact to fund the Central States Compact's development of a low-level radioactive waste disposal facility to be located in Boyd County, Nebraska.  In December 1998, Nebraska, the host state for the proposed Central States Compact disposal facility, denied the compact's license application for the proposed disposal facility.  Several parties, including the commission that governs the compact (the Compact Commission), filed a lawsuit against Nebraska seeking damages resulting from Nebraska's denial of the proposed facility's license.  After a trial, the U.S. District Court concluded that Nebraska violated its good faith obligations regarding the proposed waste disposal facility and rendered a judgment against Nebraska in the amount of $151 million.  In August 2004, Nebraska agreed to pay the Compact $141 million in settlement of the judgment. In July 2005, the Compact Commission decided to distribute a substantial portion of the proceeds from the settlement to the nuclear power generators that had contributed funding for the Boyd County facility, including Entergy Arkansas, Entergy Gulf States, and Entergy Louisiana. On August 1, 2005, Nebraska paid $145 million, including interest, to the Compact, and the Compact distributed from the settlement proceeds $23.6 million to Entergy Arkansas, $19.9 million to Entergy Gulf States, and $19.4 million to Entergy Louisiana.  The proceeds caused an increase in pre-tax earnings of $28.7 million.

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
  Timing - In projecting decommissioning costs, two assumptions must be made to estimate the timing of plant decommissioning. First, the date of the plant's retirement must be estimated. The expiration of the plant's operating license is typically used for this purpose, but more often the assumption is made that the plant will be relicensed and operate for some time beyond the original license term. Second, an assumption must be made whether decommissioning will begin immediately upon plant retirement, or whether the plant will be held in "safestore" status for later decommissioning, as permitted by applicable regulations. While the effect of these assumptions cannot be determined with precision, assuming either license extension or use of a "safestore" status can possibly change the present value of these obligations. As discussed in Note 8 to the consolidated financial statements, Entergy recorded revisions in 2004 and 2005 to its estimated decommissioning cost liability for certain of its nuclear power plants to reflect changes in assumptions regarding license renewal. Increases in the probability of decommissioning the plants at a date later than the original license expiration lowered the estimate of the decommissioning cost liability. Future revisions to appropriately reflect changes needed to the estimate of decommissioning costs will affect net income, only to the extent that the estimate of any reduction in the liability exceeds the amount of the undepreciated asset retirement cost at the date of the revision, for unregulated portions of Entergy's business. Any increases in the liability recorded due to such changes are capitalized and depreciated over the asset's remaining economic life in accordance with SFAS 143.
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

  SFAS 143

  Entergy implemented SFAS 143, "Accounting for Asset Retirement Obligations," effective January 1, 2003. Nuclear decommissioning costs comprise substantially all of Entergy's asset retirement obligations. The following revisions were made to Entergy's estimated decommissioning cost liabilities in 2004 and 2005.

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

  In the third quarter of 2004, Entergy Gulf States recorded a revision to its estimated decommissioning cost liability in accordance with a new decommissioning cost study for River Bend that reflected an expected life extension for the plant. The revised estimate resulted in a $116.8 million reduction in decommissioning liability, along with a $31.3 million reduction in utility plant, a $40.1 million reduction in the related regulatory asset, and a regulatory liability of $17.7 million. For the portion of River Bend not subject to cost-based ratemaking, the revised estimate resulted in the elimination of the asset retirement cost that had been recorded at the time of adoption of SFAS 143 with the remainder recorded as miscellaneous income of $27.7 million ($17 million net-of-tax).

  In the third quarter of 2004, Entergy's Non-Utility Nuclear business recorded a reduction of $20.3 million in its decommissioning cost liability to reflect changes in assumptions regarding the timing of when the decommissioning of a plant will begin. Entergy considered the assumptions as part of recent studies evaluating the economic effect of the plant in its region. The revised estimate resulted in miscellaneous income of $20.3 million ($11.9 million net-of-tax).

  In the first quarter of 2005, Entergy's Non-Utility Nuclear business recorded a reduction of $26.0 million in its decommissioning cost liability in conjunction with a new decommissioning cost study as a result of revised decommissioning costs and changes in assumptions regarding the timing of the decommissioning of a plant. The revised estimate resulted in miscellaneous income of $26.0 million ($15.8 million net-of-tax), reflecting the excess of the reduction in the liability over the amount of undepreciated assets.

  In the second quarter of 2005, Entergy Louisiana recorded a revision to its estimated decommissioning cost liability in accordance with a new decommissioning cost study for Waterford 3 that reflected an expected life extension for the plant. The revised estimate resulted in a $153.6 million reduction in its decommissioning liability, along with a $49.2 million reduction in utility plant and a $104.4 million reduction in the related regulatory asset.

  In the third quarter of 2005, Entergy Arkansas recorded a revision to its estimated decommissioning cost liability for ANO 2 in accordance with the receipt of approval by the NRC of Entergy Arkansas' application for a life extension for the unit. The revised estimate resulted in an $87.2 million reduction in its decommissioning liability, along with a corresponding reduction in the related regulatory asset.

  In the third quarter of 2005, System Energy recorded a revision to its estimated decommissioning cost liability in accordance with a new decommissioning cost study for Grand Gulf.  The revised estimate resulted in a $41.4 million reduction in the decommissioning cost liability for Grand Gulf, along with a $39.7 million reduction in utility plant and a $1.7 million reduction in the related regulatory asset.

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

  In the fourth quarter of 2005, Entergy recorded a charge of $39.8 million ($25.8 million net-of-tax) as a result of the impairment of the Competitive Retail Services business' information technology systems. Entergy has decided to divest the retail electric portion of the Competitive Retail Services business operating in the ERCOT region of Texas and, in connection with that decision, management evaluated the carrying amount of the Competitive Retail Services business' information technology systems and determined that an impairment provision should be recorded.

  In the fourth quarter of 2004, Entergy recorded a charge of approximately $55 million ($36 million net-of-tax) as a result of an impairment of the value of the Warren Power plant. Entergy concluded that the value of the plant, which is owned in the non-nuclear wholesale assets business, was impaired. Entergy reached this conclusion based on valuation studies prepared in connection with the Entergy Asset Management stock sale discussed above in "Results of Operations."

  Qualified Pension and Other Postretirement Benefits

  Entergy sponsors qualified, defined benefit pension plans which cover substantially all employees. Additionally, Entergy currently provides postretirement health care and life insurance benefits for substantially all employees who reach retirement age while still working for Entergy. Entergy's reported costs of providing these benefits, as described in Note 10 to the consolidated financial statements, are impacted by numerous factors including the provisions of the plans, changing employee demographics, and various actuarial calculations, assumptions, and accounting mechanisms. Because of the complexity of these calculations, the long-term nature of these obligations, and the importance of the assumptions utilized, Entergy's estimate of these costs is a critical accounting estimate for the U.S. Utility and Non-Utility Nuclear segments.

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

  In selecting an assumed discount rate to calculate benefit obligations, Entergy reviews market yields on high-quality corporate debt and matches these rates with Entergy's projected stream of benefit payments. Based on recent market trends, Entergy reduced its discount rate used to calculate benefit obligations from 6.25% in 2003 to 6.00% in 2004 and to 5.90% in 2005. Entergy reviews actual recent cost trends and projected future trends in establishing health care cost trend rates. Based on this review, Entergy increased its health care cost trend rate assumption used in calculating the December 31, 2005 accumulated postretirement benefit obligation to a 12% increase in health care costs in 2006 gradually decreasing each successive year, until it reaches a 4.5% annual increase in health care costs in 2012 and beyond.

  In determining its expected long-term rate of return on plan assets, Entergy reviews past long-term performance, asset allocations, and long-term inflation assumptions. Entergy targets an asset allocation for its pension plan assets of roughly 65% equity securities, 31% fixed-income securities and 4% other investments. The target allocation for Entergy's other postretirement benefit assets is 51% equity securities and 49% fixed-income securities. Based on recent market trends, Entergy reduced its expected long-term rate of return on plan assets used to calculate benefit obligations from 8.75% for 2003 to 8.5% in 2004 and 2005. The assumed rate of increase in future compensation levels used to calculate benefit obligations was 3.25% in 2003, 2004, and 2005.

  Cost Sensitivity

  The following chart reflects the sensitivity of qualified pension cost to changes in certain actuarial assumptions (dollars in thousands):

Actuarial Assumption	Change in Assumption	Impact on 2005 Qualified Pension Cost	Impact on Qualified Projected Benefit Obligation
	Increase/(Decrease)

Discount rate	(0.25%)	$10,564	$105,990
Rate of return on plan assets	(0.25%)	$4,705	-
Rate of increase in compensation	0.25%	$5,510	$33,091

  The following chart reflects the sensitivity of postretirement benefit cost to changes in certain actuarial assumptions (in thousands):
Actuarial Assumption	Change in Assumption	Impact on 2005 Postretirement Benefit Cost	Impact on Accumulated Postretirement Benefit Obligation
	Increase/(Decrease)

Health care cost trend	0.25%	$4,511	$24,536
Discount rate	(0.25%)	$3,082	$29,341

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

  Costs and Funding

  In 2005, Entergy's total qualified pension cost was $118.3 million. Entergy anticipates 2006 qualified pension cost to increase to $131.6 million due to a decrease in the discount rate (from 6.00% to 5.90%), actual return on plan assets less than 8.5%, and a plan amendment at Non-Utility Nuclear. Pension funding was $131.8 million for 2005, and under current law, is projected to be $349 million in 2006. This projection may change pending passage of pension reform legislation. In January 2006, $109 million was funded. $107 million of this contribution was originally planned for 2005; however, it was delayed as a result of the Katrina Emergency Tax Relief Act. The rise in pension funding requirements is due to declining interest rates and the phased-in effect of asset underperformance from 2000 to 2002, offset by the Pension Funding Equity Act relief passed in April 2004.

  Entergy's qualified pension accumulated benefit obligation at December 31, 2005, 2004, and 2003 exceeded plan assets. As a result, Entergy was required to recognize an additional minimum pension liability as prescribed by SFAS 87. At December 31, 2005, Entergy increased its qualified pension plans' additional minimum pension liability to $406 million ($382 million net of related pension assets) from $244 million ($218 million net of related pension assets) at December 31, 2004. Other comprehensive income increased to $15 million at December 31, 2005 from $6.6 million at December 31, 2004, after reductions for the unrecognized prior service cost, amounts recoverable in rates, and taxes. Net income for 2005, 2004, and 2003 was not affected.

  Total postretirement health care and life insurance benefit costs for Entergy in 2005 were $83.7 million, including $24.3 million in savings due to the estimated effect of future Medicare Part D subsidies. Entergy expects 2006 postretirement health care and life insurance benefit costs to approximate $94.1 million, including a projected $27.8 million in savings due to the estimated effect of future Medicare Part D subsidies. The increase in postretirement health care and life insurance benefit costs is due to the decrease in the discount rate (from 6.00% to 5.90%) and an increase in the health care cost trend rate used to calculate benefit obligations.

  Other Contingencies

  As a company with multi-state domestic utility operations and a history of international investments, Entergy is subject to a number of federal, state, and international laws and regulations and other factors and conditions in the areas in which it operates, which potentially subject it to environmental, litigation, and other risks. Entergy periodically evaluates its exposure for such risks and records a reserve for those matters which are considered probable and estimable in accordance with generally accepted accounting principles.

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

  New Accounting Pronouncements

  In December 2005, Entergy implemented FASB Interpretation 47, "Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143", (FIN 47), effective as of that date, which required the recognition of additional asset retirement obligations other than nuclear decommissioning which are conditional in nature. The obligations recognized upon implementation represent Entergy's obligation to remove and dispose of asbestos at many of its non-nuclear generating units if and when those units are retired from commercial service and dismantled. For the U.S. Utility business, the implementation of FIN 47 for the rate-regulated business of the domestic utility companies was recorded as regulatory assets, with no resulting effect on Entergy's net income. Entergy recorded these regulatory assets because existing rate mechanisms in each jurisdiction allow for the recovery in rates of the ultimate costs of asbestos removal, either through cost of service or in rate base, from current and future customers. As a result of this treatment, FIN 47 is expected to be earnings neutral to the rate-regulated business of the domestic utility companies. Upon implementation of FIN 47 in December 2005, assets increased by $28.8 million and liabilities increased by $30.3 million for the U.S. Utility segment as a result of recording the asset retirement obligations at their fair values of $30.3 million as determined under FIN 47, increasing utility plant by $2.7 million, increasing accumulated depreciation by $1.8 million, and recording the related regulatory assets of $27.9 million. The implementation of FIN 47 for the portion of Entergy Gulf States not subject to cost-based ratemaking decreased earnings by $0.9 million net-of-tax.

ENTERGY CORPORATION AND SUBSIDIARIES
SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON

	2005	2004	2003	2002	2001
	(In Thousands, Except Percentages and Per Share Amounts)

Operating revenues	$10,106,247	$9,685,521	$9,032,714	$8,299,052	$9,620,561
Income from continuing operations before cumulative effect of accounting changes	$968,552	$933,090	$827,797	$633,627	$739,062
Earnings per share from continuing operations before cumulative effect of accounting changes
Basic	$4.49	$4.01	$3.55	$2.73	$3.24
Diluted	$4.40	$3.93	$3.48	$2.68	$3.18
Dividends declared per share	$2.16	$1.89	$1.60	$1.34	$1.28
Return on common equity	11.20%	10.70%	11.21%	7.85%	10.04%
Book value per share, year-end	$37.31	$38.25	$38.02	$35.24	$33.78
Total assets	$30,851,269	$28,310,777	$28,527,388	$27,504,366	$25,910,311
Long-term obligations (1)	$9,013,448	$7,180,291	$7,497,690	$7,488,919	$7,743,298

(1) Includes long-term debt (excluding currently maturing debt), preferred stock with sinking fund, and noncurrent capital lease obligations.

	2005	2004	2003	2002	2001
	(Dollars In Millions)
U.S. Utility Electric Operating Revenues:
Residential	$2,912	$2,842	$2,683	$2,440	$2,613
Commercial	2,041	2,045	1,882	1,673	1,860
Industrial	2,419	2,311	2,082	1,850	2,299
Governmental	141	200	195	179	205
Total retail	7,513	7,398	6,842	6,142	6,977
Sales for resale (1)	656	390	371	330	395
Other (2)	278	145	184	174	(127)
Total	$8,447	$7,933	$7,397	$6,646	$7,245
U.S. Utility Billed Electric Energy Sales (GWh):
Residential	31,569	32,897	32,817	32,581	31,080
Commercial	24,401	26,468	25,863	25,354	24,706
Industrial	37,615	40,293	38,637	41,018	41,577
Governmental	1,568	2,568	2,651	2,678	2,593
Total retail	95,153	102,226	99,968	101,631	99,956
Sales for resale (1)	5,730	8,623	9,248	9,828	8,896
Total	100,883	110,849	109,216	111,459	108,852

(1) Includes sales to Entergy New Orleans, which was deconsolidated in 2005. See Note 16 to the consolidated financial statements.
(2) 2001 includes the effect of a reserve for rate refund at System Energy.

  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

  To the Board of Directors and Shareholders
  Entergy Corporation and Subsidiaries:

  We have audited the accompanying consolidated balance sheets of Entergy Corporation and Subsidiaries (the "Corporation") as of December 31, 2005 and 2004, and the related consolidated statements of income; of retained earnings, comprehensive income, and paid-in capital; and of cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Entergy-Koch, LP, the Corporation's investment in which is accounted for by the use of the equity method. The Corporation's equity in earnings of unconsolidated equity affiliates for the year ended December 31, 2003 includes $180,110,000 for Entergy Koch, LP, which earnings were audited by other auditors whose report (which as to 2003 included an explanatory paragraph concerning a change in accounting for inventory held for trading purposes and energy trading contracts not qualifying as derivatives) has been furnished to us, and our opinion for the year ended December 31, 2003, insofar as it relates to the amount audited by other auditors included for such company, is based solely on the report of such other auditors.

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

  In our opinion, based on our audits and the report of other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of Entergy Corporation and Subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

  As discussed in Note 8 to the consolidated financial statements, in 2003 Entergy Corporation adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations.

  We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Corporation's internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2006 expressed an unqualified opinion on management's assessment of the effectiveness of the Corporation's internal control over financial reporting and an unqualified opinion on the effectiveness of the Corporation's internal control over financial reporting.

  DELOITTE & TOUCHE LLP

  New Orleans, Louisiana
  March 9, 2006

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2005	2004	2003
	(In Thousands, Except Share Data)

OPERATING REVENUES
Domestic electric	$8,446,830	$7,932,577	$7,397,175
Natural gas	77,660	208,499	186,176
Competitive businesses	1,581,757	1,544,445	1,449,363
TOTAL	10,106,247	9,685,521	9,032,714

OPERATING EXPENSES
Operating and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	2,176,015	2,488,208	1,987,217
Purchased power	2,521,247	1,701,610	1,579,057
Nuclear refueling outage expenses	162,653	166,072	159,995
Provisions for asset impairments and restructuring charges	-	55,000	(7,743)
Other operation and maintenance	2,122,206	2,268,332	2,423,951
Decommissioning	143,121	149,529	146,100
Taxes other than income taxes	382,521	403,635	402,571
Depreciation and amortization	856,377	893,574	849,771
Other regulatory credits - net	(49,882)	(90,611)	(13,761)
TOTAL	8,314,258	8,035,349	7,527,158

OPERATING INCOME	1,791,989	1,650,172	1,505,556

OTHER INCOME
Allowance for equity funds used during construction	45,736	39,582	42,710
Interest and dividend income	150,479	109,635	87,334
Equity in earnings (loss) of unconsolidated equity affiliates	985	(78,727)	271,647
Miscellaneous - net	14,251	55,509	(76,376)
TOTAL	211,451	125,999	325,315

INTEREST AND OTHER CHARGES
Interest on long-term debt	440,334	463,384	485,964
Other interest - net	64,646	40,133	52,868
Allowance for borrowed funds used during construction	(29,376)	(25,741)	(33,191)
TOTAL	475,604	477,776	505,641

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES
AND CUMULATIVE EFFECT OF ACCOUNTING CHANGES	1,527,836	1,298,395	1,325,230

Income taxes	559,284	365,305	497,433

INCOME FROM CONTINUING OPERATIONS BEFORE CUMULATIVE
EFFECT OF ACCOUNTING CHANGES	968,552	933,090	827,797

LOSS FROM DISCONTINUED OPERATIONS (net of income tax expense
(benefit) of ($24,051) , $603 , and ($7,359) , respectively)	(44,794)	(41)	(14,404)

CUMULATIVE EFFECT OF ACCOUNTING
CHANGES (net of income tax expense of $89,925)	-	-	137,074

CONSOLIDATED NET INCOME	923,758	933,049	950,467

Preferred dividend requirements and other	25,427	23,525	23,524

EARNINGS APPLICABLE TO
COMMON STOCK	$898,331	$909,524	$926,943

Basic earnings (loss) per average common share:
Continuing operations	$4.49	$4.01	$3.55
Discontinued operations	($0.21)	-	($0.06)
Cumulative effect of accounting changes	-	-	$0.60
Basic earnings per average common share	$4.27	$4.01	$4.09
Diluted earnings (loss) per average common share:
Continuing operations	$4.40	$3.93	$3.48
Discontinued operations	($0.21)	-	($0.06)
Cumulative effect of accounting changes	-	-	$0.59
Diluted earnings per average common share	$4.19	$3.93	$4.01
Dividends declared per common share	$2.16	$1.89	$1.60

Basic average number of common shares outstanding	210,141,887	226,863,758	226,804,370
Diluted average number of common shares outstanding	214,441,362	231,193,686	231,146,040

See Notes to Consolidated Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2005	2004	2003
	(In Thousands)

OPERATING ACTIVITIES
Consolidated net income	$923,758	$933,049	$950,467
Adjustments to reconcile consolidated net income to net cash flow provided by operating activities:
Reserve for regulatory adjustments	(82,033)	33,533	13,090
Other regulatory credits - net	(49,882)	(90,611)	(13,761)
Depreciation, amortization, and decommissioning	1,001,852	1,045,122	996,603
Deferred income taxes and investment tax credits	626,813	275,458	1,189,531
Cumulative effect of accounting changes	-	-	(137,074)
Equity in earnings (loss) of unconsolidated equity affiliates - net of dividends	4,315	608,141	(176,036)
Provisions for asset impairments and restructuring charges	39,767	55,000	(7,743)
Changes in working capital:
Receivables	(367,351)	(210,419)	(140,612)
Fuel inventory	(83,125)	(16,769)	(14,015)
Accounts payable	303,194	95,306	(60,164)
Taxes accrued	(172,315)	75,055	(882,446)
Interest accrued	15,133	5,269	(35,837)
Deferred fuel	(236,801)	213,627	(33,874)
Other working capital accounts	(45,653)	41,008	16,809
Provision for estimated losses and reserves	(3,704)	(18,041)	196,619
Changes in other regulatory assets	(311,934)	48,626	22,671
Other	(94,226)	(164,035)	121,592
Net cash flow provided by operating activities	1,467,808	2,929,319	2,005,820

INVESTING ACTIVITIES
Construction/capital expenditures	(1,458,086)	(1,410,610)	(1,568,943)
Allowance for equity funds used during construction	45,736	39,582	42,710
Nuclear fuel purchases	(314,414)	(238,170)	(224,308)
Proceeds from sale/leaseback of nuclear fuel	184,403	109,988	150,135
Proceeds from sale of assets and businesses	-	75,430	25,987
Payment for purchase of plant	(162,075)	-	-
Investment in nonutility properties	-	(6,420)	(71,438)
Decrease in other investments	9,905	383,498	172,187
Purchases of other temporary investments	(1,591,025)	(1,629,500)	(613,464)
Liquidation of other temporary investments	1,778,975	1,676,350	378,664
Proceeds from nuclear decommissioning trust fund sales	944,253	679,466	729,440
Investment in nuclear decommissioning trust funds	(1,039,824)	(769,273)	(820,958)
Other regulatory investments	(390,456)	(53,566)	(156,446)
Other	-	-	(11,496)
Net cash flow used in investing activities	(1,992,608)	(1,143,225)	(1,967,930)

See Notes to Consolidated Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2005	2004	2003
	(In Thousands)

FINANCING ACTIVITIES
Proceeds from the issuance of:
Long-term debt	4,302,570	3,653,478	4,596,189
Preferred stock	127,995	-	-
Common stock and treasury stock	106,068	170,237	217,521
Retirement of long-term debt	(2,689,206)	(4,022,548)	(5,284,917)
Repurchase of common stock	(878,188)	(1,017,996)	(8,135)
Redemption of preferred stock	(33,719)	(3,450)	(3,450)
Changes in credit line borrowings - net	39,850	(154)	-
Dividends paid:
Common stock	(453,508)	(427,901)	(362,814)
Preferred stock	(25,472)	(23,525)	(23,524)
Net cash flow provided by (used in) financing activities	496,390	(1,671,859)	(869,130)

Effect of exchange rates on cash and cash equivalents	(602)	(1,882)	3,345

Net increase (decrease) in cash and cash equivalents	(29,012)	112,353	(827,895)

Cash and cash equivalents at beginning of period	619,786	507,433	1,335,328

Effect of the deconsolidation of Entergy New Orleans on cash and cash equivalents	(7,954)	-	-

Cash and cash equivalents at end of period	$582,820	$619,786	$507,433

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$461,345	$477,768	$552,017
Income taxes	$116,072	$28,241	$188,709

See Notes to Consolidated Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS

	December 31,
	2005	2004
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$221,773	$79,136
Temporary cash investments - at cost,
which approximates market	361,047	540,650
Total cash and cash equivalents	582,820	619,786
Other temporary investments	-	187,950
Note receivable - Entergy New Orleans DIP loan	90,000	-
Notes receivable	3,227	3,092
Accounts receivable:
Customer	732,455	435,191
Allowance for doubtful accounts	(30,805)	(23,758)
Other	356,414	342,289
Accrued unbilled revenues	477,570	460,039
Total receivables	1,535,634	1,213,761
Deferred fuel costs	543,927	55,069
Accumulated deferred income taxes	-	76,899
Fuel inventory - at average cost	206,195	127,251
Materials and supplies - at average cost	610,932	569,407
Deferred nuclear refueling outage costs	157,764	107,782
Prepayments and other	325,795	116,279
TOTAL	4,056,294	3,077,276

OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity	296,784	231,779
Decommissioning trust funds	2,606,765	2,453,406
Non-utility property - at cost (less accumulated depreciation)	228,833	219,717
Other	81,535	90,992
TOTAL	3,213,917	2,995,894

PROPERTY, PLANT AND EQUIPMENT
Electric	29,161,027	29,053,340
Property under capital lease	727,565	738,554
Natural gas	86,794	262,787
Construction work in progress	1,524,085	1,197,551
Nuclear fuel under capital lease	271,615	262,469
Nuclear fuel	436,646	320,813
TOTAL PROPERTY, PLANT AND EQUIPMENT	32,207,732	31,835,514
Less - accumulated depreciation and amortization	13,010,687	13,139,883
PROPERTY, PLANT AND EQUIPMENT - NET	19,197,045	18,695,631

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
SFAS 109 regulatory asset - net	735,221	746,413
Other regulatory assets	2,133,724	1,429,261
Deferred fuel costs	120,489	30,842
Long-term receivables	25,572	39,417
Goodwill	377,172	377,172
Other	991,835	918,871
TOTAL	4,384,013	3,541,976

TOTAL ASSETS	$30,851,269	$28,310,777

See Notes to Consolidated Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY

	December 31,
	2005	2004
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$103,517	$492,564
Notes payable	40,041	193
Accounts payable	1,655,787	896,528
Customer deposits	222,206	222,320
Taxes accrued	188,159	224,011
Accumulated deferred income taxes	143,409	-
Nuclear refueling outage costs	15,548	-
Interest accrued	154,855	144,478
Obligations under capital leases	130,882	133,847
Other	473,510	218,442
TOTAL	3,127,914	2,332,383

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	5,279,228	5,067,381
Accumulated deferred investment tax credits	376,550	399,228
Obligations under capital leases	175,005	146,060
Other regulatory liabilities	408,667	329,767
Decommissioning and retirement cost liabilities	1,923,971	2,066,277
Transition to competition	79,101	79,101
Regulatory reserves	18,624	103,061
Accumulated provisions	556,028	549,914
Long-term debt	8,824,493	7,016,831
Preferred stock with sinking fund	13,950	17,400
Other	1,879,017	1,541,331
TOTAL	19,534,634	17,316,351

Commitments and Contingencies

Preferred stock without sinking fund	445,974	365,356

SHAREHOLDERS' EQUITY
Common stock, $.01 par value, authorized 500,000,000
shares; issued 248,174,087 shares in 2005 and in 2004	2,482	2,482
Paid-in capital	4,817,637	4,835,375
Retained earnings	5,428,407	4,984,302
Accumulated other comprehensive loss	(343,819)	(93,453)
Less - treasury stock, at cost (40,644,602 shares in 2005 and
31,345,028 shares in 2004)	2,161,960	1,432,019
TOTAL	7,742,747	8,296,687

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$30,851,269	$28,310,777

See Notes to Consolidated Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS, COMPREHENSIVE INCOME, AND PAID-IN CAPITAL

	For the Years Ended December 31,
	2005		2004		2003
	(In Thousands)

RETAINED EARNINGS

Retained Earnings - Beginning of period	$4,984,302		$4,502,508		$3,938,693

Add: Earnings applicable to common stock	898,331	$898,331	909,524	$909,524	926,943	$926,943

Deduct:
Dividends declared on common stock	453,657		427,740		362,941
Capital stock and other expenses	569		(10)		187
Total	454,226		427,730		363,128

Retained Earnings - End of period	$5,428,407		$4,984,302		$4,502,508

ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of period:
Accumulated derivative instrument fair value changes	($141,411)		($25,811)		$17,313
Other accumulated comprehensive income (loss) items	47,958		18,016		(39,673)
Total	(93,453)		(7,795)		(22,360)

Net derivative instrument fair value changes
arising during the period (net of tax (benefit) of ($159,236), ($74,082) and ($27,862))	(251,203)	(251,203)	(115,600)	(115,600)	(43,124)	(43,124)

Foreign currency translation (net of tax expense of $211, $659, and $1,459)	602	602	1,882	1,882	4,169	4,169

Minimum pension liability (net of tax expense (benefit) of ($9,176), $1,875, and $503)	(15,773)	(15,773)	2,762	2,762	1,153	1,153

Net unrealized investment gains (net of tax expense of $10,573, $16,599, and $33,422)	16,008	16,008	25,298	25,298	52,367	52,367

Balance at end of period:
Accumulated derivative instrument fair value changes	(392,614)		(141,411)		(25,811)
Other accumulated comprehensive income items	48,795		47,958		18,016
Total	($343,819)		($93,453)		($7,795)
Comprehensive Income		$647,965		$823,866		$941,508

PAID-IN CAPITAL

Paid-in Capital - Beginning of period	$4,835,375		$4,767,615		$4,666,753

Add (Deduct):
Issuance of equity units	(39,904)		-		-
Common stock issuances related to stock plans	22,166		67,760		100,862

Paid-in Capital - End of period	$4,817,637		$4,835,375		$4,767,615

See Notes to Consolidated Financial Statements.

  ENTERGY CORPORATION AND SUBSIDIARIES

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  The accompanying consolidated financial statements include the accounts of Entergy Corporation and its direct and indirect subsidiaries. As required by generally accepted accounting principles, all significant intercompany transactions have been eliminated in the consolidated financial statements. The domestic utility companies and System Energy maintain accounts in accordance with FERC and other regulatory guidelines. Certain previously reported amounts have been reclassified to conform to current classifications, with no effect on net income or shareholders' equity.  References to Entergy Louisiana are intended to apply both to Entergy Louisiana Holdings on a consolidated basis and to Entergy Louisiana, LLC.

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

  The domestic utility companies' rate schedules include either fuel adjustment clauses or fixed fuel factors, which allow either current recovery in billings to customers or deferral of fuel costs until the costs are billed to customers. Because the fuel adjustment clause mechanism allows monthly adjustments to recover fuel costs, Entergy Louisiana, Entergy New Orleans, and the Louisiana portion of Entergy Gulf States include a component of fuel cost recovery in their unbilled revenue calculations. Where the fuel component of revenues is billed based on a pre-determined fuel cost (fixed fuel factor), the fuel factor remains in effect until changed as part of a general rate case, fuel reconciliation, or fixed fuel factor filing. Entergy Mississippi's fuel factor includes an energy cost rider that is adjusted quarterly. As discussed in Note 2 to the consolidated financial statements, the MPSC approved Entergy Mississippi's deferral of the refund of over-recoveries for the third quarter of 2004 that would have been refunded in the first quarter of 2005. The deferred amount plus carrying charges was refunded in the second and third quarters of 2005. In the case of Entergy Arkansas and the Texas portion of Entergy Gulf States, their fuel under-recoveries are treated in the cash flow statements as regulatory investments because those companies are allowed by their regulatory jurisdictions to recover the fuel cost regulatory asset over longer than a twelve-month period, and the companies earn a carrying charge on the under-recovered balances.

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

  Net property, plant, and equipment (including property under capital lease and associated accumulated amortization) by business segment and functional category, as of December 31, 2005 and 2004, is shown below:
2005	Entergy	U.S. Utility	Non-Utility Nuclear	All Other
	(In Millions)
Production
Nuclear	$7,390	$5,955	$1,435	$-
Other	1,590	1,321	-	269
Transmission	2,394	2,394	-	-
Distribution	4,599	4,599	-	-
Other	992	989	-	3
Construction work in progress	1,524	1,268	232	24
Nuclear fuel (leased and owned)	708	373	335	-
Property, plant, and equipment - net	$19,197	$16,899	$2,002	$296

2004	Entergy	U.S. Utility	Non-Utility Nuclear	All Other
	(In Millions)
Production
Nuclear	$7,308	$5,987	$1,321	$-
Other	1,533	1,228	-	305
Transmission	2,182	2,182	-	-
Distribution	4,672	4,672	-	-
Other	1,123	1,115	-	8
Construction work in progress	1,198	924	244	30
Nuclear fuel (leased and owned)	583	297	286	-
Asset retirement obligation	97	97	-	-
Property, plant, and equipment - net	$18,696	$16,502	$1,851	$343
Depreciation is computed on the straight-line basis at rates based on the estimated service lives of the various classes of property. Depreciation rates on average depreciable property approximated 2.7% in 2005 and 2.8% in 2004 and 2003. Included in these rates are the depreciation rates on average depreciable utility property of 2.6% in 2005, 2.7% in 2004, and 2.8% in 2003 and the depreciation rates on average depreciable non-utility property of 3.2% in 2005, 3.8% in 2004, and 3.3% in 2003.

Non-utility property - at cost (less accumulated depreciation) is reported net of accumulated depreciation of $162.2 million and $152.8 million as of December 31, 2005 and 2004, respectively.

Jointly-Owned Generating Stations

Certain Entergy subsidiaries jointly own electric generating facilities with third parties. The investments and expenses associated with these generating stations are recorded by the Entergy subsidiaries to the extent of their respective undivided ownership interests. As of December 31, 2005, the subsidiaries' investment and accumulated depreciation in each of these generating stations were as follows:

Generating Stations		Fuel-Type	Total Megawatt Capability (1)	Ownership	Investment	Accumulated Depreciation
					(In Millions)
U.S. Utility:
Grand Gulf	Unit 1	Nuclear	1,270	90.00% (2)	$3,680	$1,890
Independence	Units 1 and 2	Coal	1,630	47.90%	$466	$260
White Bluff	Units 1 and 2	Coal	1,635	57.00%	$430	$277
Roy S. Nelson	Unit 6	Coal	550	70.00%	$405	$249
Big Cajun 2	Unit 3	Coal	575	42.00%	$233	$134
Energy Commodity Services:
Harrison County		Gas	550	60.90%	$179	$10
Warren		Gas	300	75.00%	$24	$9

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

Income Taxes

Entergy Corporation and the majority of its subsidiaries file a United States consolidated federal income tax return. Entergy Louisiana, LLC, formed December 31, 2005, is not a member of the consolidated group and files a separate federal income tax return. Income taxes are allocated to the subsidiaries in proportion to their contribution to consolidated taxable income. In accordance with SFAS 109, "Accounting for Income Taxes," deferred income taxes are recorded for all temporary differences between the book and tax basis of assets and liabilities, and for certain credits available for carryforward.

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

Earnings per Share

The following table presents Entergy's basic and diluted earnings per share (EPS) calculation included on the consolidated income statement:

	For the Years Ended December 31,
	2005		2004		2003
	(In Millions, Except Per Share Data)
		$/share		$/share		$/share
Income from continuing operations before cumulative effect of accounting changes	$943.1		$909.6		$804.3

Average number of common shares outstanding - basic	210.1	$4.49	226.9	$4.01	226.8	$3.55
Average dilutive effect of:
Stock Options (1)	4.0	(0.085)	4.1	(0.071)	4.1	(0.063)
Deferred Units	0.3	(0.006)	0.2	(0.004)	0.2	(0.003)
Average number of common shares outstanding - diluted	214.4	$4.40	231.2	$3.93	231.1	$3.48

Earnings applicable to common stock	$898.3		$909.5		$926.9

Average number of common shares outstanding - basic	210.1	$4.27	226.9	$4.01	226.8	$4.09
Average dilutive effect of:
Stock Options (1)	4.0	(0.081)	4.1	(0.071)	4.1	(0.073)
Deferred Units	0.3	(0.005)	0.2	(0.004)	0.2	(0.004)
Average number of common shares outstanding - diluted	214.4	$4.19	231.2	$3.93	231.1	$4.01

(1)

Options to purchase approximately 1,727,579 common stock shares in 2005, 3,319 common stock shares in 2004, and 15,231 common stock shares in 2003 at various prices were outstanding at the end of those years that were not included in the computation of diluted earnings per share because the exercise prices were greater than the common share average market price at the end of each of the years presented.

Stock-based Compensation Plans

Entergy grants stock options to key employees of the Entergy subsidiaries, which is described more fully in Note 7 to the consolidated financial statements. Effective January 1, 2003, Entergy prospectively adopted the fair value based method of accounting for stock options prescribed by SFAS 123, "Accounting for Stock-Based Compensation." Awards under Entergy's plans vest over three years. Therefore, the cost related to stock-based employee compensation included in the determination of net income for 2004 and 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS 123. There is no pro forma effect for 2005 because all non-vested awards are accounted for at fair value. Stock-based compensation expense included in earnings applicable to common stock, net of related tax effects, for 2005 is $7.8 million. The following table illustrates the effect on net income and earnings per share if Entergy would have historically applied the fair value based method of accounting to stock-based employee compensation.

	For the Years Ended December 31,
	2004	2003
	(In Thousands, Except Per Share Data)

Earnings applicable to common stock	$909,524	$926,943
Add back: Stock-based compensation expense included in earnings applicable to common stock, net of related tax effects	5,141	2,818
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	16,668	24,518
Pro forma earnings applicable to common stock	$897,997	$905,243

Earnings per average common share:
Basic	$4.01	$4.09
Basic - pro forma	$3.96	$3.99

Diluted	$3.93	$4.01
Diluted - pro forma	$3.88	$3.92

Application of SFAS 71

The domestic utility companies and System Energy currently account for the effects of regulation pursuant to SFAS 71, "Accounting for the Effects of Certain Types of Regulation." This statement applies to the financial statements of a rate-regulated enterprise that meets three criteria. The enterprise must have rates that (i) are approved by a body empowered to set rates that bind customers (its regulator); (ii) are cost-based; and (iii) can be charged to and collected from customers. These criteria may also be applied to separable portions of a utility's business, such as the generation or transmission functions, or to specific classes of customers. If an enterprise meets these criteria, it capitalizes costs that would otherwise be charged to expense if the rate actions of its regulator make it probable that those costs will be recovered in future revenue. Such capitalized costs are reflected as regulatory assets in the accompanying financial statements. A significant majority of Entergy's regulatory assets, net of related regulatory and deferred tax liabilities, earn a return on investment during their recovery periods, or Entergy expects that they will earn a return. SFAS 71 requires that rate-regulated enterprises assess the probability of recovering their regulatory assets. When an enterprise concludes that recovery of a regulatory asset is no longer probable, the regulatory asset must be removed from the entity's balance sheet.

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

Other Temporary Investments

The consolidated balance sheet as of December 31, 2004 reflects a reclassification from cash and cash equivalents to other temporary investments of $188 million of instruments used in Entergy's cash management program. A corresponding change was made to the consolidated statement of cash flows for the years ended December 31, 2004 and 2003 resulting in reductions of $188 million and $185 million, respectively, in the amounts presented as cash and cash equivalents as of December 31, 2004 and December 31, 2003. This reclassification is to present certain highly-liquid auction rate securities as short-term investments rather than as cash equivalents due to the stated tenor of the maturities of these investments. Entergy actively invests its available cash balance in financial instruments, which prior to September 2005 included auction rate securities that have stated maturities of 20 years or more. The auction rate securities provided a high degree of liquidity through features such as 7 and 28 day auctions that allow for the redemption of the securities at their face amount plus earned interest. Because Entergy intended to sell these instruments within one year or less, typically within 28 days of the balance sheet date, they are classified as current assets. As of December 31, 2005, Entergy no longer holds any of these auction rate securities.

Investments

Entergy applies the provisions of SFAS 115, "Accounting for Investments for Certain Debt and Equity Securities," in accounting for investments in decommissioning trust funds. As a result, Entergy records the decommissioning trust funds at their fair value on the consolidated balance sheet. Because of the ability of the domestic utility companies and System Energy to recover decommissioning costs in rates and in accordance with the regulatory treatment for decommissioning trust funds, the domestic utility companies and System Energy have recorded an offsetting amount of unrealized gains/(losses) on investment securities in other regulatory liabilities/assets. For the nonregulated portion of River Bend, Entergy Gulf States has recorded an offsetting amount of unrealized gains/(losses) in other deferred credits. Decommissioning trust funds for Pilgrim, Indian Point 2, and Vermont Yankee do not receive regulatory treatment. Accordingly, unrealized gains and losses recorded on the assets in these trust funds are recognized in the accumulated other comprehensive income component of shareholders' equity because these assets are classified as available for sale. See Note 15 to the consolidated financial statements for details on the decommissioning trust funds. Entergy records an impairment on investments when the fair market value is less than the carrying value of the asset and that condition is considered other than temporary.

Equity Method Investees

Entergy owns investments that are accounted for under the equity method of accounting because Entergy's ownership level results in significant influence, but not control, over the investee and its operations. Entergy records its share of earnings or losses of the investee based on the change during the period in the estimated liquidation value of the investment, assuming that the investee's assets were to be liquidated at book value. In accordance with this method, earnings are allocated to owners or members based on what each partner would receive from its capital account if, hypothetically, liquidation were to occur at the balance sheet date and amounts distributed were based on recorded book values. Entergy discontinues the recognition of losses on equity investments when its share of losses equals or exceeds its carrying amount of investee plus any advances made or commitments to provide additional financial support. See Note 12 to the consolidated financial statements for additional information regarding Entergy's equity method investments.

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

Impairment of Long-Lived Assets

Entergy periodically reviews long-lived assets held in all of its business segments whenever events or changes in circumstances indicate that recoverability of these assets is uncertain. Generally, the determination of recoverability is based on the undiscounted net cash flows expected to result from such operations and assets. Projected net cash flows depend on the future operating costs associated with the assets, the efficiency and availability of the assets and generating units, and the future market and price for energy over the remaining life of the assets. See Note 11 to the consolidated financial statements for a discussion of asset impairments recognized by Entergy in 2005 and 2004.

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

Reacquired Debt

The premiums and costs associated with reacquired debt of the domestic utility companies and System Energy (except that portion allocable to the deregulated operations of Entergy Gulf States) are included in regulatory assets and are being amortized over the life of the related new issuances, in accordance with ratemaking treatment.

Foreign Currency Translation

All assets and liabilities of Entergy's foreign subsidiaries are translated into U.S. dollars at the exchange rate in effect at the end of the period. Revenues and expenses are translated at average exchange rates prevailing during the period. The resulting translation adjustments are reflected in the comprehensive income component of shareholders' equity. Current exchange rates are used for U.S. dollar disclosures of future obligations denominated in foreign currencies.

New Accounting Pronouncements

SFAS 123R, "Share-Based Payment" was issued in December 2004 and is effective for Entergy in the first quarter of 2006. SFAS 123R requires all employers to account for share-based payments at fair value and also provides guidance on determining the assumptions to estimate fair value. SFAS 123R also provides guidance on how to account for differences in the amounts of deferred taxes initially recorded when the options are recorded as expense and the amount of expense deducted on a company's tax return when the options are actually exercised. Entergy began voluntarily expensing its stock options effective January 1, 2003 in accordance with SFAS 148, "Stock-Based Compensation - Transition and Disclosure." Entergy is in the process of finalizing its evaluation of the reporting and disclosure issues resulting from the adoption of SFAS 123R but does not expect the effect of the adoption of this standard to be material to Entergy's financial position or results of operations.

As discussed in Note 8 to the consolidated financial statements, Entergy adopted FIN 47, "Accounting for Conditional Asset Retirement Obligations" during the fourth quarter of 2005. FIN 47 requires that a liability be recorded currently for costs associated with a legal obligation to perform an asset retirement obligation activity for which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity but for which the obligation to perform the asset retirement activity is unconditional. FIN 47 requires that a liability be recognized for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated.

SFAS 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4" and SFAS 153, "Exchanges of Nonmonetary Assets", were issued during the fourth quarter of 2004 and are effective for Entergy in 2006 and 2005, respectively. SFAS 154, "Accounting Changes and Error Corrections" was issued in 2005 and is effective for Entergy in 2006. Entergy does not expect the impact of the issuance of these standards to be material to its financial position or results of operations.

NOTE 2. RATE AND REGULATORY MATTERS

Regulatory Assets

Other Regulatory Assets

The domestic utility companies and System Energy are subject to the provisions of SFAS 71, "Accounting for the Effects of Certain Types of Regulation." Regulatory assets represent probable future revenues associated with certain costs that are expected to be recovered from customers through the ratemaking process. In addition to the regulatory assets that are specifically disclosed on the face of the balance sheets, the table below provides detail of "Other regulatory assets" that are included on the balance sheets as of December 31, 2005 and 2004:

	2005	2004
	(In Millions)
Asset Retirement Obligation - recovery dependent upon timing of decommissioning (Note 8)	$271.7	$380.1
Deferred fuel - non-current - recovered through rate riders when rates are redetermined periodically (Note 2)	6.1	21.9
Depreciation re-direct - recovery begins at start of retail open access (Note 1)	79.1	79.1
DOE Decommissioning and Decontamination Fees - recovered through fuel rates until December 2006 (Note 8)	17.5	25.3
Low-level radwaste	-	19.4
Pension costs (Note 10)	396.1	207.3
Postretirement benefits - recovered through 2012 (Note 10)	16.8	19.1
Provision for storm damages - recovered through cost of service (a)	695.8	124.5
Removal costs - recovered through depreciation rates (Note 8)	140.4	53.2
Deferred capacity - recovery timing will be determined by the LPSC in the formula rate plan filings (Note 2)	93.8	25.4
River Bend AFUDC - recovered through August 2025 (Note 1)	35.6	37.5
Sale-leaseback deferral - recovered through June 2014 (Note 9)	121.4	127.3
Spindletop gas storage facility - recovered through December 2032	40.6	42.3
Unamortized loss on reaquired debt - recovered over term of debt	165.1	169.9
Other - various	53.7	97.0
Total	$2,133.7	$1,429.3

(a)

As a result of Hurricane Katrina and Hurricane Rita that hit Entergy's service territory in August and September 2005, Entergy has recorded accruals for the estimated storm restoration costs. Entergy recorded some of these costs as regulatory assets because management believes that recovery of these prudently incurred costs through some form of regulatory mechanism is probable. Entergy is pursuing a broad range of initiatives to recover storm restoration costs. Initiatives include obtaining reimbursement of certain costs covered by insurance, obtaining assistance through federal legislation for Hurricanes Katrina and Rita, and pursuing recovery through existing or new rate mechanisms regulated by the FERC and local regulatory bodies.

In December 2005, Entergy Mississippi filed with the MPSC a Notice of Intent to change rates by implementing a Storm Damage Rider to recover storm damage restoration costs associated with Hurricanes Katrina and Rita totaling approximately $84 million as of November 30, 2005. The notice proposes recovery of approximately $14.7 million, including carrying charges, annually over a five-year period. A hearing on this matter is expected in April 2006. Entergy Mississippi plans to make a second filing in late spring of 2006 to recover additional restoration costs associated with the hurricanes incurred after November 30, 2005 and to reflect receipt of insurance and federal aid.

In December 2005, Entergy Gulf States filed with the LPSC for interim recovery of $141 million of storm costs. The filing proposes implementing an $18.7 million annual interim surcharge, including carrying charges and subject to refund, effective March 2006 based on a ten-year recovery period. The filing includes provisions for updating the surcharge to reflect actual costs incurred as well as the receipt of insurance or federal aid. Hearings occurred in February 2006.  The LPSC ordered that Entergy Gulf States recover $850,000 per month as interim storm cost recovery.  For the period March 2006 to September 2006, Entergy Gulf States' interim storm cost recovery shall be through its fuel adjustment clause, with the total recovery for that time period capped at $6 million.  The mechanism for the fuel adjustment clause recovery is a retention by Entergy Gulf States of 15% of the difference between the February 2006 fuel adjustment clause and the fuel adjustment clause in those successive months in which the fuel adjustment clause is lower than it was in the February 2006 fuel adjustment clause, until the $6 million cap is reached.  Beginning in September 2006, Entergy Gulf States' interim storm cost recovery of $850,000 per month shall be through base rates.  In addition, all excess earnings that Entergy Gulf States may earn under its 2005 formula rate plan, and any ensuing period in which interim relief is being collected, will be used as an offset to any prospective storm restoration recovery.

In December 2005, Entergy Louisiana filed with the LPSC for interim recovery of $355 million of storm costs. The filing proposes implementing a $41.8 million annual interim surcharge, including carrying charges and subject to refund, effective March 2006 based on a ten-year recovery period. The filing includes provisions for updating the surcharge to reflect actual costs incurred as well as the receipt of insurance or federal aid. Hearings occurred in February 2006.  The LPSC ordered that Entergy Louisiana recover $2 million per month as interim storm cost recovery.  For the period March 2006 to September 2006, Entergy Louisiana's interim storm cost recovery shall be through its fuel adjustment clause, with the total recovery for that time period capped at $14 million.  The mechanism for the fuel adjustment clause recovery is a retention by Entergy Louisiana of 15% of the difference between the February 2006 fuel adjustment clause and the fuel adjustment clause in those successive months in which the fuel adjustment clause is lower than it was in the February 2006 fuel adjustment clause, until the $14 million cap is reached.  Beginning in September 2006, Entergy Louisiana's interim storm cost recovery of $2 million per month shall be through base rates.  In addition, all excess earnings that Entergy Louisiana may earn under its 2005 formula rate plan, and any ensuing period in which interim relief is being collected, will be used as an offset to any prospective storm restoration recovery.

Deferred fuel costs

The domestic utility companies are allowed to recover certain fuel and purchased power costs through fuel mechanisms included in electric and gas rates that are recorded as fuel cost recovery revenues. The difference between revenues collected and the current fuel and purchased power costs is recorded as "Deferred fuel costs" on the domestic utility companies' financial statements. The table below shows the amount of deferred fuel costs as of December 31, 2005 and 2004 that Entergy expects to recover or (refund) through the fuel mechanisms of the domestic utility companies, subject to subsequent regulatory review.
	2005	2004
	(In Millions)

Entergy Arkansas	$204.2	$7.4
Entergy Gulf States	$324.4	$90.1
Entergy Louisiana	$21.9	$8.7
Entergy Mississippi	$114.0	($22.8)
Entergy New Orleans	N/A (a)	$2.6

(a)	Not included due to the deconsolidation of Entergy New Orleans in 2005.

Entergy Arkansas

In March 2005, Entergy Arkansas filed with the APSC its energy cost recovery rider for the period April 2005 through March 2006. The filed energy cost rate, which accounts for 15 percent of a typical residential customer's bill using 1,000 kWh per month, increased 31 percent primarily attributable to a true-up adjustment for an under-recovery balance of $11.2 million and a nuclear refueling adjustment resulting from outages scheduled in 2005 at ANO 1 and 2 and Grand Gulf.

In September 2005, Entergy Arkansas filed with the APSC an interim energy cost rate per the energy cost recovery rider that provides for an interim adjustment should the cumulative over- or under-recovery for the energy period exceed 10 percent of the energy costs for that period. As of the end of July 2005, the cumulative under-recovery of fuel and purchased power expenses had exceeded the 10 percent threshold due to increases in purchased power expenditures resulting from higher natural gas prices. The interim rate became effective the first billing cycle in October 2005. In early October 2005, the APSC initiated an investigation into Entergy Arkansas' interim rate. The investigation is focused on Entergy Arkansas' 1) gas contracting, portfolio, and hedging practices; 2) wholesale purchases during the period; 3) management of the coal inventory at its coal generation plants; and 4) response to the contractual failure of the railroads to provide coal deliveries. The APSC established a procedural schedule with testimony from Entergy Arkansas, the APSC Staff, and intervenors culminating in a public hearing in May 2006.

Entergy Gulf States (Texas)

In the Texas jurisdiction, Entergy Gulf States' rate schedules include a fixed fuel factor to recover fuel and purchased power costs, including carrying charges, not recovered in base rates. Under the current methodology, semi-annual revisions of the fixed fuel factor may be made in March and September based on the market price of natural gas. Entergy Gulf States will likely continue to use this methodology until the start of retail open access, which has been delayed. The amounts collected under Entergy Gulf States' fixed fuel factor and any interim surcharge implemented until the date retail open access commences are subject to fuel reconciliation proceedings before the PUCT. In the Texas jurisdiction, Entergy Gulf States' deferred electric fuel costs are $203.2 million as of December 31, 2005, which includes the following:

Amount
(In Millions)
Under-recovered fuel costs for the period 8/04 - 7/05 to be recovered through an interim fuel surcharge over a twelve-month period beginning in January 2006	$46.1
Under-recovered fuel costs for the period 8/05 - 12/05	$101.0
Items to be addressed as part of unbundling	$29.0
Other (includes imputed capacity charges)	$27.1

The PUCT has ordered that the imputed capacity charges be excluded from fuel rates and therefore recovered through base rates. Entergy Gulf States filed with the PUCT in July 2005 a request for implementation of an incremental purchased capacity recovery rider, consistent with the recently passed Texas legislation discussed below under "Electric Industry Restructuring and the Continued Application of SFAS 71." The rider requested $23.1 million annually in incremental revenues on a Texas retail basis which represents the incremental purchased capacity costs, including Entergy Gulf States' obligation to purchase power from Entergy Louisiana's recently acquired Perryville plant, over what is already in Entergy Gulf States' base rates. Entergy Gulf States reached an initial agreement with parties that the date upon which cost recovery and cost reconciliation would begin is September 1, 2005.  A further non-unanimous settlement was reached with most of the parties that allows for the rider to be implemented effective December 1, 2005 and collect $18 million annually. The settlement also provides for a fuel reconciliation to be filed by Entergy Gulf States by May 15, 2006 that will resolve the remaining issues in the case with the exception of the amount of purchased power in current base rates and the costs to which load growth is attributed, both of which were settled. The hearing with respect to the non-unanimous settlement, which was opposed by the Office of Public Utility Counsel, was conducted on October 19, 2005 before the ALJ, who issued a Proposal for Decision supporting the settlement. In December 2005, the PUCT approved the settlement. The amounts collected by the purchased capacity recovery rider are subject to reconciliation.

In September 2005, Entergy Gulf States filed an application with the PUCT to implement a net $46.1 million interim fuel surcharge, including interest, to collect under-recovered fuel and purchased power expenses incurred from August 2004 through July 2005. The application was approved, and the surcharge will be collected over a twelve-month period beginning in January 2006. On March 1, 2006, Entergy Gulf States filed with the PUCT an application to implement an interim fuel surcharge in connection with the under-recovery of $97 million including interest of eligible fuel costs for the period August 2005 through January 2006. This surcharge is in addition to the interim surcharge that went into effect in January 2006. Entergy Gulf States has requested that the interim surcharge requested in its March 2006 filing be implemented by June 1, 2006 and remain in effect for twelve months. Amounts collected through the interim fuel surcharges are subject to final reconciliation in a future fuel reconciliation proceeding.

In March 2004, Entergy Gulf States filed with the PUCT a fuel reconciliation case covering the period September 2000 through August 2003 reconciling $1.43 billion of fuel and purchased power costs on a Texas retail basis. This amount includes $8.6 million of under-recovered costs that Entergy Gulf States asked to reconcile and roll into its fuel over/under-recovery balance to be addressed in the next appropriate fuel proceeding. This case involves imputed capacity and River Bend payment issues similar to those decided adversely in the January 2001 proceeding, discussed below, which is now on appeal. On January 31, 2005, the ALJ issued a Proposal for Decision that recommends disallowing $10.7 million (excluding interest) related to these two issues. In April 2005, the PUCT issued an order reversing in part the ALJ's Proposal for Decision and allowing Entergy Gulf States to recover a part of its request related to the imputed capacity and River Bend payment issues. The PUCT's order reduced the disallowance in the case to $8.3 million. Both Entergy Gulf States and certain Cities served by Entergy Gulf States filed motions for rehearing on these issues which were denied by the PUCT. Entergy Gulf States and certain Cities filed appeals to the Travis County District Court. The appeals are pending. Any disallowance will be netted against Entergy Gulf States' under-recovered costs and will be included in its deferred fuel costs balance.

In January 2001, Entergy Gulf States filed with the PUCT a fuel reconciliation case covering the period from March 1999 through August 2000. Entergy Gulf States was reconciling approximately $583 million of fuel and purchased power costs. As part of this filing, Entergy Gulf States requested authority to collect $28 million, plus interest, of under-recovered fuel and purchased power costs. In August 2002, the PUCT reduced Entergy Gulf States' request to approximately $6.3 million, including interest through July 31, 2002. Approximately $4.7 million of the total reduction to the requested surcharge relates to nuclear fuel costs that the PUCT deferred ruling on at that time. In October 2002, Entergy Gulf States appealed the PUCT's final order in Texas District Court. In its appeal, Entergy Gulf States is challenging the PUCT's disallowance of approximately $4.2 million related to imputed capacity costs and its disallowance related to costs for energy delivered from the 30% non-regulated share of River Bend. The case was argued before the Travis County District Court in August 2003 and the Travis County District Court judge affirmed the PUCT's order. In October 2003, Entergy Gulf States appealed this decision to the Court of Appeals. Oral argument before the appellate court occurred in September 2004, and the Court denied Entergy Gulf States' appeal. In October 2005, Entergy Gulf States filed a petition for review by the Texas Supreme Court, and in December 2005, the Texas Supreme Court requested that responses be filed to Entergy Gulf States' petition as part of its ongoing consideration of whether to exercise its discretion to grant review of this matter. Those responses and Entergy Gulf States' reply to those responses were filed in January 2006.

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

In August 2000, the LPSC authorized its staff to initiate a proceeding to audit the fuel adjustment clause filings of Entergy Louisiana pursuant to a November 1997 LPSC general order. The time period that is the subject of the audit is January 1, 2000 through December 31, 2001. In September 2003, the LPSC staff issued its audit report and recommended a disallowance with regard to one item. The issue relates to the alleged failure to uprate Waterford 3 in a timely manner, a claim that also has been raised in the summer 2001, 2002, and 2003 purchased power proceedings. The global settlement approved by the LPSC in March 2005, discussed below in "Retail Rate Proceedings," resolves the uprate imprudence disallowance and is no longer at issue in this proceeding. Subsequent to the issuance of the audit report, the scope of this docket was expanded to include a review of annual reports on fuel and purchased power transactions with affiliates and a prudence review of transmission planning issues. Also, in July 2005, the LPSC expanded the audit to include the years 2002 through 2004. A procedural schedule has been established and LPSC staff and intervenor testimony is due in April 2006.

In January 2003, the LPSC authorized its staff to initiate a proceeding to audit the fuel adjustment clause filings of Entergy Gulf States and its affiliates pursuant to a November 1997 LPSC general order. The audit will include a review of the reasonableness of charges flowed by Entergy Gulf States through its fuel adjustment clause in Louisiana for the period January 1, 1995 through December 31, 2002. Discovery is underway, but a detailed procedural schedule extending beyond the discovery stage has not yet been established, and the LPSC staff has not yet issued its audit report. In June 2005, the LPSC expanded the audit to include the years through 2004.

In November 2005, the LPSC authorized its staff to initiate an expedited proceeding to audit the fuel and power procurement activities of Entergy Louisiana and Entergy Gulf States for the period January 1, 2005 through October 31, 2005.

Entergy Mississippi

Entergy Mississippi's rate schedules include an energy cost recovery rider which is adjusted quarterly to reflect accumulated over- or under-recoveries from the second prior quarter. In January 2005, the MPSC approved a change in Entergy Mississippi's energy cost recovery rider. Entergy Mississippi's fuel over-recoveries for the third quarter of 2004 of $21.3 million were deferred from the first quarter 2005 energy cost recovery rider adjustment calculation. The deferred amount of $21.3 million plus carrying charges was refunded through the energy cost recovery rider in the second and third quarters of 2005.

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

Retail Rate Proceedings

Filings with the APSC

Retail Rates

No significant retail rate proceedings are pending in Arkansas at this time.

Filings with the PUCT and Texas Cities

Retail Rates

Entergy Gulf States is operating in Texas under a base rate freeze that has remained in effect during the delay in the implementation of retail open access in Entergy Gulf States' Texas service territory. As discussed in "Electric Industry Restructuring and the Continued Application of SFAS 71" below, a Texas law was enacted in June 2005 which includes provisions in the Texas legislation regarding Entergy Gulf States' ability to file a general rate case and to file for recovery of transition to competition costs. As authorized by the legislation, in August 2005, Entergy Gulf States filed with the PUCT an application for recovery of its transition to competition costs. Entergy Gulf States requested recovery of $189 million in transition to competition costs through implementation of a 15-year rider to be effective no later than March 1, 2006. The $189 million represents transition to competition costs Entergy Gulf States incurred from June 1, 1999 through June 17, 2005 in preparing for competition in its service area, including attendant AFUDC, and all carrying costs projected to be incurred on the transition to competition costs through February 28, 2006. The $189 million is before any gross-up for taxes or carrying costs over the 15-year recovery period. Entergy Gulf States has reached a unanimous settlement agreement in principle on all issues with the active parties in the transition to competition cost recovery case. The agreement in principle allows Entergy Gulf States to recover $14.5 million per year in transition to competition costs over a 15-year period. Entergy Gulf States implemented interim rates based on this revenue level on March 1, 2006, subject to refund. Entergy Gulf States expects that the PUCT will consider the formal settlement document, which is currently being developed, in the second quarter 2006.

The Texas law enacted also allowed Entergy Gulf States to file with the PUCT for recovery of certain incremental purchased capacity costs which was implemented effective December 1, 2005. This proceeding is discussed above under "Deferred Fuel Costs."

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

Filings with the LPSC

Global Settlement including Entergy Gulf States and Entergy Louisiana

In March 2005, the LPSC approved a settlement proposal to resolve various dockets covering a range of issues for Entergy Gulf States and Entergy Louisiana. The settlement resulted in credits totaling $76 million for retail electricity customers in Entergy Gulf States' Louisiana service territory and credits totaling $14 million for retail electricity customers of Entergy Louisiana. The net income effect of $48.6 million for Entergy Gulf States and $8.6 million for Entergy Louisiana was recognized primarily in 2004 when Entergy Gulf States and Entergy Louisiana recorded provisions for the expected outcome of the proceeding. The settlement dismissed Entergy Gulf States' fourth, fifth, sixth, seventh, and eighth annual earnings reviews, Entergy Gulf States' ninth post-merger earnings review and revenue requirement analysis, the continuation of a fuel review for Entergy Gulf States, dockets established to consider issues concerning power purchases for Entergy Gulf States and Entergy Louisiana for the summers of 2001, 2002, 2003, and 2004, all prudence issues associated with decisions made through May 2005 related to the nuclear plant uprates at issue in these cases, and an LPSC docket concerning retail issues arising under the System Agreement. The settlement does not include the System Agreement case at FERC. In addition, Entergy Gulf States agreed not to seek recovery from customers of $2 million of excess refund amounts associated with the fourth through the eighth annual earnings reviews and Entergy Louisiana agreed to forgo recovery of $3.5 million of deferred 2003 capacity costs associated with certain power purchase agreements. The credits were issued in connection with April 2005 billings. Entergy Gulf States and Entergy Louisiana reserved for the approximate refund amounts.

The settlement includes the establishment of a three-year formula rate plan for Entergy Gulf States that, among other provisions, establishes an ROE mid-point of 10.65% for the initial three-year term of the plan and permits Entergy Gulf States to recover incremental capacity costs outside of a traditional base rate proceeding. Under the formula rate plan, over- and under-earnings outside an allowed range of 9.9% to 11.4% will be allocated 60% to customers and 40% to Entergy Gulf States. Entergy Gulf States made its initial formula rate plan filing in June 2005, as discussed below. In addition, there is the potential to extend the formula rate plan beyond the initial three-year effective period by mutual agreement of the LPSC and Entergy Gulf States.

Retail Rates - Electric

(Entergy Louisiana)

Entergy Louisiana made a rate filing with the LPSC requesting a base rate increase in January 2004. In March 2005, the LPSC staff and Entergy Louisiana filed a proposed settlement that included an annual base rate increase of approximately $18.3 million that was implemented, subject to refund, effective with May 2005 billings. In May 2005, the LPSC approved a modified settlement which, among other things, reduces depreciation and decommissioning expense due to assuming a life extension of Waterford 3 and results in no change in rates. Subsequently, in June 2005, Entergy Louisiana made a revised compliance filing with the LPSC supporting a revised depreciation rate for Waterford 3, which reflects the removal of interim additions, and a rate increase from the purchase of the Perryville power plant, which results in a net $0.8 million annual rate reduction. Entergy Louisiana reduced rates effective with the first billing cycle in July 2005 and refunded excess revenue collected during May 2005, including interest, in August 2005.

The May 2005 rate settlement includes the adoption of a three-year formula rate plan, the terms of which include an ROE mid-point of 10.25% for the initial three-year term of the plan and permit Entergy Louisiana to recover incremental capacity costs outside of a traditional base rate proceeding. Under the formula rate plan, over- and under-earnings outside an allowed regulatory range of 9.45% to 11.05% will be allocated 60% to customers and 40% to Entergy Louisiana. The initial formula rate plan filing will be in May 2006 based on a 2005 test year with rates effective September 2006. In addition, there is the potential to extend the formula rate plan beyond the initial three-year effective period by mutual agreement of the LPSC and Entergy Louisiana.

(Entergy Gulf States)

In June 2005, Entergy Gulf States made its formula rate plan filing with the LPSC for the test year ending December 31, 2004. The filing shows a net revenue deficiency of $2.58 million indicating that no refund liability exists. The filing also indicates that a prospective rate increase of $23.8 million is required in order for Entergy Gulf States to earn the authorized ROE mid-point of 10.65%. A revision to the filing was made in September 2005 resulting in a $37.2 million base rate increase effective with the first billing cycle of October 2005, subject to refund. The base rate increase consists of two components. The first is a base rate increase of approximately $21.1 million due to the formula rate plan 2004 test year revenue requirement. The second component of the increase is the recovery of the annual revenue requirement of $16.1 million associated with the purchase of power from the Perryville generating station, which purchase was approved by the LPSC. A final order from the LPSC is expected by the second quarter of 2006.

Retail Rates - Gas (Entergy Gulf States)

In July 2004, Entergy Gulf States filed with the LPSC an application for a change in its rates and charges seeking an increase of $9.1 million in gas base rates in order to allow Entergy Gulf States an opportunity to earn a fair and reasonable rate of return. In June 2005, the LPSC unanimously approved Entergy Gulf States' proposed settlement that includes a $5.8 million gas base rate increase effective the first billing cycle of July 2005 and a rate stabilization plan with an ROE mid-point of 10.5%.

In January 2006, Entergy Gulf States filed with the LPSC its gas rate stabilization plan. The filing showed a revenue deficiency of $4.1 million based on an ROE mid-point of 10.5%. Approval by the LPSC and implementation are not expected until the second quarter of 2006.

Filings with the MPSC

Formula Rate Plan Filings

Entergy Mississippi made its annual formula rate plan filing with the MPSC in March 2005 based on a 2004 test year. In May 2005, the MPSC approved a joint stipulation entered into between the Mississippi Public Utilities Staff and Entergy Mississippi that provides for no change in rates based on a performance-adjusted ROE mid-point of 10.50%, establishing an allowed regulatory earnings range of 9.1% to 11.9%.

Power Management Rider

The MPSC approved the purchase of the Attala power plant in November 2005. In December 2005, the MPSC issued an order approving the investment cost recovery through its power management rider and limited the recovery to a period that begins with the closing date of the purchase and ends the earlier of the date costs are incorporated into base rates or December 31, 2006. The MPSC order also provided that any reserve equalization benefits be credited to the annual ownership costs beginning with the date that Entergy Mississippi begins recovery of the Hurricane Katrina restoration costs or July 1, 2006, whichever is earlier. On December 9, 2005, Entergy Mississippi filed a compliance rider.

Filings with the City Council

Formula Rate Plans

In April 2005, Entergy New Orleans made its annual scheduled formula rate plan filings with the City Council. The filings showed that a decrease of $0.2 million in electric revenues was warranted and an increase of $3.9 million in gas revenues was warranted. In addition, in May 2005, Entergy New Orleans filed with the City Council a request for continuation of the formula rate plans and generation performance-based rate plan (G-PBR) for an additional three years. In August 2005, Entergy New Orleans, the City Council advisors, and the intervenors entered into an agreement in principle which provided, among other things, for a reduction in the Customer Care System investment of $3.2 million and for a reduction in Entergy New Orleans' electric base rates of $2.5 million and no change in Entergy New Orleans' gas base rates. The agreement provided for the continuation of the electric and gas formula rate plans for two more annual cycles, effective September 1, 2005, with a target equity ratio of 45% as well as a mid-point return on equity (ROE) of 10.75%. The ROE band-width is 100 basis points from the mid-point for electric operations. For gas operations, the ROE band-width is 50 basis points from the mid-point and zero basis points for the 2005 evaluation period. The agreement in principle also includes the continuation and modification of the G-PBR by separating the operation of the G-PBR from the formula rate plan so that the core business' electric rates are not set on a prospective basis by reference to G-PBR earnings. The agreement in principle provided for a $4.5 million cap on Entergy New Orleans' share of G-PBR savings. The G-PBR plan, however, has been temporarily suspended due to impacts from Hurricane Katrina. Entergy New Orleans will notify the City Council's advisors and the City Council at such time as it is reasonable to resume the operation of the G-PBR.

In August 2005, prior to Hurricane Katrina, the Council Utility, Cable and Telecommunications Committee voted to recommend to the City Council a resolution approving this agreement in principle. The City Council was to consider this recommendation at its regularly scheduled meeting on September 1, 2005, but this meeting did not occur due to Hurricane Katrina. On August 31, 2005, the chairman of the Council Utility, Cable and Telecommunications Committee issued a letter authorizing Entergy New Orleans to implement the agreement in principle in accordance with the resolution previously considered by this Council committee, and advising Entergy New Orleans that the City Council would consider the ratification of this letter authorization at the first available opportunity. On September 27, 2005, the City Council ratified the August 31, 2005 letter, and deemed the resolution approving the agreement in principle to be effective as of September 1, 2005.

Fuel Adjustment Clause Litigation

In April 1999, a group of ratepayers filed a complaint against Entergy New Orleans, Entergy Corporation, Entergy Services, and Entergy Power in state court in Orleans Parish purportedly on behalf of all Entergy New Orleans ratepayers. The plaintiffs seek treble damages for alleged injuries arising from the defendants' alleged violations of Louisiana's antitrust laws in connection with certain costs passed on to ratepayers in Entergy New Orleans' fuel adjustment filings with the City Council. In particular, plaintiffs allege that Entergy New Orleans improperly included certain costs in the calculation of fuel charges and that Entergy New Orleans imprudently purchased high-cost fuel from other Entergy affiliates. Plaintiffs allege that Entergy New Orleans and the other defendant Entergy companies conspired to make these purchases to the detriment of Entergy New Orleans' ratepayers and to the benefit of Entergy's shareholders, in violation of Louisiana's antitrust laws. Plaintiffs also seek to recover interest and attorneys' fees. Entergy filed exceptions to the plaintiffs' allegations, asserting, among other things, that jurisdiction over these issues rests with the City Council and FERC. In March 2004, the plaintiffs supplemented and amended their petition. If necessary, at the appropriate time, Entergy will also raise its defenses to the antitrust claims. The suit in state court has been stayed by stipulation of the parties pending review of the decision by the City Council in the proceeding discussed in the next paragraph.

Plaintiffs also filed a corresponding complaint with the City Council in order to initiate a review by the City Council of the plaintiffs' allegations and to force restitution to ratepayers of all costs they allege were improperly and imprudently included in the fuel adjustment filings. Testimony was filed on behalf of the plaintiffs in this proceeding asserting, among other things, that Entergy New Orleans and other defendants have engaged in fuel procurement and power purchasing practices and included costs in Entergy New Orleans' fuel adjustment that could have resulted in Entergy New Orleans customers being overcharged by more than $100 million over a period of years. Hearings were held in February and March 2002. In February 2004, the City Council approved a resolution that resulted in a refund to customers of $11.3 million, including interest, during the months of June through September 2004. The resolution concludes, among other things, that the record does not support an allegation that Entergy New Orleans' actions or inactions, either alone or in concert with Entergy or any of its affiliates, constituted a misrepresentation or a suppression of the truth made in order to obtain an unjust advantage of Entergy New Orleans, or to cause loss, inconvenience or harm to its ratepayers. Management believes that it has adequately provided for the liability associated with this proceeding. The plaintiffs appealed the City Council resolution to the state courts. On May 26, 2005, the Civil District Court for the Parish of Orleans affirmed the City Council resolution that resulted in a refund to customers of $11.3 million, including interest, during the months of June through September 2004, finding no support for the plaintiff's claim that the refund amount should be higher.

In June 2005, the plaintiffs appealed the Civil District Court decision to the Louisiana Fourth Circuit Court of Appeal. Subsequent to Entergy New Orleans' filing of a bankruptcy petition in the Eastern District of Louisiana, Entergy New Orleans filed a Notice of Stay with the Court of Appeal. The Bankruptcy Court lifted the stay with respect to the plaintiffs' appeal of the Civil District Court decision, but the class action lawsuit remains stayed. In February 2006, Entergy New Orleans filed a notice removing the class action lawsuit from the Civil District Court to the U.S. District Court for the Eastern District of Louisiana. Additionally, in the Entergy New Orleans bankruptcy proceeding, the named plaintiffs in the Entergy New Orleans fuel clause lawsuit, together with the named plaintiffs in the Entergy New Orleans rate of return lawsuit, filed a Complaint for Declaratory Judgment asking the court to declare that Entergy New Orleans, Entergy Corporation, and Entergy Services are a single business enterprise, and as such, are liable in solido with Entergy New Orleans for any claims asserted in the Entergy New Orleans fuel clause lawsuit and the Entergy New Orleans rate of return lawsuit, and alternatively, that the automatic stay be lifted to permit the movants to pursue the same relief in sate court. Answers were due in this adversary proceeding in February 2006, but Entergy New Orleans has requested an extension to answer until March 2006.

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

  In July 2004, the PUCT denied Entergy's application to certify Entergy's transmission organization as an independent organization under Texas law. In its order, the PUCT also ordered: the cessation of efforts to develop an interim solution for retail open access in Entergy Gulf States' Texas service territory, termination of the pilot project in that territory, and a delay in retail open access in that territory until either a FERC-approved RTO is in place or some other independent transmission entity is certified under Texas law. Several parties have appealed the termination of the pilot program aspect of the order, claiming the issue was not properly a part of the proceeding.

  In June 2005, a Texas law was enacted which provides that:

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
  Entergy Gulf States must file a plan by January 1, 2006, identifying the power region(s) to be considered for certification and the steps and schedule to achieve certification (as discussed below);
  Entergy Gulf States must file a transition to competition plan no later than January 1, 2007, that would address how Entergy Gulf States intends to mitigate market power and achieve full customer choice, including potential construction of additional transmission facilities, generation auctions, generation capacity divestiture, reinstatement of a customer choice pilot project, establishment of a price to beat, and other measures;
  Entergy Gulf States' rates are subject to cost-of-service regulation until retail customer choice is implemented;
  Entergy Gulf States may not file a general base rate case in Texas before June 30, 2007, with rates effective no earlier than June 30, 2008, but may seek before then the recovery of certain incremental purchased power capacity costs, adjusted for load growth, not in excess of five percent of its annual base rate revenues (as discussed above in "Deferred Fuel Costs," in July 2005, Entergy Gulf States filed a request for implementation of an incremental purchased capacity recovery rider); and
  Entergy Gulf States may recover over a period not to exceed 15 years reasonable and necessary transition to competition costs incurred before the effective date of the legislation and not previously recovered, with appropriate carrying charges (as discussed above in "Filings with the PUCT and Texas Cities," in August 2005, Entergy Gulf States filed with the PUCT an application for recovery of its transition to competition costs).

  Entergy Gulf States made the January 2006 filing regarding the identification of power region(s) required by the 2005 legislation, and based on the statutory requirements for the certification of a qualified power region (QPR), previous PUCT rulings, and Entergy Gulf States' geographical location, Entergy Gulf States identified three potential power regions:

    Electric Reliability Council of Texas (ERCOT) as the power region and Independent Organization (IO);
    Southwest Power Pool (SPP) as the power region and IO; and
    the Entergy market as the power region and the Independent Coordinator of Transmission (ICT) as the IO.

  Based on previous rulings of the PUCT, and absent reconsideration of those rulings, Entergy Gulf States believes that the third alternative - an ICT operating in Entergy's market area - is not likely to be a viable QPR alternative at this time. Accordingly, while noting this alternative, Entergy Gulf States' filing focuses on the first two alternatives, which are expected to meet the statutory requirements for certification so long as certain key implementation issues can be resolved. Entergy Gulf States' filing enumerated and discussed the corresponding steps and a high-level schedule associated with certifying either of these two power regions.

  Entergy Gulf States' filing does not make a recommendation between ERCOT and the SPP as a power region. Rather, the filing discusses the major issues that must be resolved for either of those alternatives to be implemented. In the case of ERCOT, the major issue is the cost and time related to the construction of facilities to interconnect Entergy Gulf States' Texas operations with ERCOT, while addressing the interest of Entergy Gulf States' retail customers and certain wholesale customers in access to generation outside of Texas. With respect to the SPP, the major issue is the development of protocols that would ultimately be necessary to implement retail open access.

  Entergy Gulf States recommended that the PUCT open a project for the purpose of involving stakeholders in the selection of the single power region that Entergy Gulf States should request for certification. Entergy Gulf States notes that House Bill 1567 also directs Entergy Gulf States to file a transition to competition filing no later than January 1, 2007. The contents of the January 1, 2007 filing will be affected by the power region selected. Accordingly, Entergy Gulf States recommended that the goal of the project should be to reach consensus on a power region in a timely manner to inform Entergy Gulf States' January 1, 2007 filing.

  NOTE 3. INCOME TAXES

  Income tax expenses from continuing operations for 2005, 2004, and 2003 consist of the following:
	2005	2004	2003
	(In Thousands)
Current:
Federal (a)(b)	($306,524)	$67,924	($725,319)
Foreign	13,290	(2,231)	8,284
State (a)(b)	(27,212)	38,324	23,316
Total (a)(b)	(320,446)	104,017	(693,719)
Deferred - net	898,384	282,275	1,218,796
Investment tax credit
adjustments - net	(18,654)	(20,987)	(27,644)
Income tax expense from continuing operations	$559,284	$365,305	$497,433

(a)

  The actual cash taxes paid were $98,072 in 2005, $28,241 in 2004, and $188,709 in 2003. Entergy Louisiana's mark-to-market tax accounting election significantly reduced taxes paid in 2002. In 2001, Entergy Louisiana changed its method of accounting for tax purposes related to its wholesale electric power contracts. The most significant of these is the contract to purchase power from the Vidalia project (the contract is discussed in Note 8 to the consolidated financial statements). The new tax accounting method has provided a cumulative cash flow benefit of approximately $664 million through 2005, which is expected to reverse in the years 2006 through 2031 depending on several variables, including the price of power. The election did not reduce book income tax expense.

(b)

  In 2003, the domestic utility companies and System Energy filed, with the IRS, a change in tax accounting method notification for their respective calculations of cost of goods sold. The adjustment implemented a simplified method of allocation of overhead to the production of electricity, which is provided under the IRS capitalization regulations. The cumulative adjustment placing these companies on the new methodology resulted in a $2.8 billion deduction on Entergy's 2003 income tax return. There was no cash benefit from the method change in 2003. In addition, on a consolidated basis, there was no cash benefit from this method change in 2004 or 2005. The IRS has issued new proposed regulations effective in 2005 that may preclude a significant portion of the benefit of this tax accounting method change. In 2005, the domestic utility companies and System Energy filed a notice with the IRS of a new tax accounting method for their respective calculations of cost of goods sold. This new method is also subject to IRS scrutiny.

  Total income taxes from continuing operations differ from the amounts computed by applying the statutory income tax rate to income before taxes. The reasons for the differences for the years 2005, 2004, and 2003 are:
	2005	2004	2003
	(In Thousands)

Computed at statutory rate (35%)	$534,743	$454,438	$463,831
Increases (reductions) in tax
resulting from:
State income taxes net of
federal income tax effect	44,282	36,149	43,210
Regulatory differences-
utility plant items	28,983	41,240	52,446
Amortization of investment
tax credits	(18,691)	(20,596)	(24,364)
EAM capital loss	(792)	(86,426)	-
Flow-through/permanent
differences	(32,518)	(43,037)	(29,722)
US tax on foreign income	2,798	2,014	7,888
Other -- net	479	(18,477)	(15,856)
Total income taxes from continuing operations	$559,284	$365,305	$497,433

Effective Income Tax Rate	36.6%	28.1%	37.5%

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

  Significant components of net deferred and noncurrent accrued tax liabilities as of December 31, 2005 and 2004 are as follows:
	2005	2004
	(In Thousands)
Deferred and Noncurrent Accrued Tax Liabilities:
Net regulatory liabilities	($954,742)	($978,815)
Plant-related basis differences	(5,444,178)	(4,699,803)
Power purchase agreements	(2,422,967)	(972,348)
Nuclear decommissioning	(390,256)	(545,109)
Other	(621,179)	(346,993)
Total	(9,833,322)	(7,543,068)

Deferred Tax Assets:
Accumulated deferred investment
tax credit	125,521	133,979
Capital losses	119,003	134,688
Net operating loss carryforwards	2,788,864	1,201,006
Sale and leaseback	238,557	227,155
Unbilled/deferred revenues	25,455	28,741
Pension-related items	231,154	247,662
Reserve for regulatory adjustments	120,792	131,112
Customer deposits	70,222	107,652
Nuclear decommissioning	168,928	158,796
Other	560,980	225,659
Valuation allowance	(38,791)	(43,864)
Total	4,410,685	2,552,586

Net deferred and noncurrent accrued tax liability	($5,422,637)	($4,990,482)

  At December 31, 2005, Entergy had $268.4 million in net realized federal capital loss carryforwards that will expire as follows: $104.9 million in 2007, $0.8 million in 2008, and $162.7 million in 2009.

  At December 31, 2005, Entergy had federal net operating loss carryforwards of $6.6 billion primarily resulting from changes in tax accounting methods relating to (a) the domestic utility companies calculation of cost of goods sold and (b) Non-Utility Nuclear's 2005 mark-to-market tax accounting election, and losses due to Hurricanes Katrina and Rita. Both tax accounting method changes produce temporary book tax differences, which will reverse in the future. Approximately $4.0 billion of the net operating loss, attributable to the two tax accounting method changes, is expected to reverse within four years. The timing of the reversal depends on several variables, including the price of power and nuclear plant life extensions. If the federal net operating loss carryforwards are not utilized, they will expire in the years 2023 through 2025. Entergy expects to receive a refund of $242 million from prior tax years under the special provisions of the Gulf Opportunity Zone Act of 2005 and the Energy Policy Act of 2005 in the second quarter of 2006. The expected refund is reflected as a receivable in the "Prepayments and other" line on the balance sheet as of December 31, 2005.

  At December 31, 2005, Entergy had estimated state net operating loss carryforwards of $8.4 billion, primarily resulting from Entergy Louisiana's mark-to-market tax election, the domestic utility companies' change in method of accounting for tax purposes related to cost of goods sold, and Non-Utility Nuclear's 2005 mark-to-market tax accounting election, all discussed above. If the state net operating loss carryforwards are not utilized, they will expire in the years 2008 through 2020.

  The 2005 and 2004 valuation allowances are provided against UK capital loss and UK net operating loss carryforwards, and certain state net operating loss carryforwards. The UK losses can be utilized against future UK taxable income. For UK tax purposes, these carryforwards do not expire.

  On October 22, 2004, the American Jobs Creation Act of 2004 (the Act) was enacted. The Act promotes domestic production and investing activities by providing a number of tax incentives including a temporary incentive to repatriate accumulated foreign earnings, subject to certain limitations, by providing an 85% dividends received deduction for certain repatriated earnings and also providing a tax deduction of up to 9% of qualifying production activities. In 2004, Entergy repatriated $59.1 million of accumulated foreign earnings, which resulted in approximately $11.0 million of tax benefit. At December 31, 2005, Entergy had no undistributed earnings from subsidiary companies outside the United States that are being considered for repatriation. In accordance with FSP 109-1, which was issued by the FASB to address the accounting for the impacts of the Act, the allowable production tax credit will be treated as a special deduction in the period in which it is deducted rather than treated as a tax rate change during 2004 which is the period in which the Act was signed into law. The adoption of FSP 109-1 and FSP 109-2, also issued by the FASB to address the accounting for the repatriation provisions of the Act, did not have a material effect on Entergy's financial statements.

  Income Tax Audits

  Entergy is currently under audit by the IRS with respect to tax returns for tax periods subsequent to 1995 and through 2003, and is subject to audit by the IRS and other taxing authorities for subsequent tax periods.  The amount and timing of any tax assessments resulting from these audits are uncertain, and could have a material effect on Entergy's financial position and results of operations.  Entergy believes that the contingency provisions established in its financial statements will sufficiently cover the liabilities that are reasonably estimable associated with tax matters. Certain material audit matters as to which management believes there is a reasonable possibility of a future tax payment are discussed below.

  Depreciable Property Lives

  In October 2005, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi Entergy New Orleans, and System Energy concluded settlement discussions with IRS Appeals related to the 1996 - 1998 audit cycle. The most significant issue settled involved the changes in tax depreciation methods with respect to certain types of depreciable property. Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans partially conceded depreciation associated with assets other than street lighting and intend to pursue the street lighting depreciation in litigation. Entergy Gulf States was not part of the settlement and did not change its accounting method for these certain assets until 1999. The total cash concession related to these deductions for Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy is $56 million plus interest of $23 million. The effect of a similar settlement by Entergy Gulf States would result in a cash tax exposure of approximately $25 million plus interest of $8 million.

  Because this issue relates to the timing of when depreciation expense is deducted, the conceded amount for Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy, or any future conceded amounts by Entergy Gulf States will be recovered in future periods. Entergy believes that the contingency provision established in its financial statements sufficiently covers the risk associated with this item.

  Mark to Market of Certain Power Contracts

  In 2001, Entergy Louisiana changed its method of accounting for income tax purposes related to its wholesale electric power contracts. The most significant of these is the contract to purchase power from the Vidalia hydroelectric project. On audit of Entergy Louisiana's 2001 tax return, the IRS made an adjustment reducing the amount of the deduction associated with this method change. The adjustment had no material impact on Entergy Louisiana's earnings and required no additional cash payment of 2001 income tax. The Vidalia contract method change has resulted in estimated cumulative cash flow benefits of approximately $664 million through December 31, 2005. This benefit could reverse in the years 2006 through 2031 depending on several variables, including the price of power. The tax accounting election has had no effect on book income tax expense.

  NOTE 4. LINES OF CREDIT AND SHORT-TERM BORROWINGS

  Entergy Corporation has in place two separate revolving credit facilities, a five-year credit facility and a three-year credit facility. The five-year credit facility, which expires in May 2010, has a borrowing capacity of $2 billion, of which $785 million was outstanding as of December 31, 2005. The three-year facility, which expires in December 2008, has the borrowing capacity of $1.5 billion, none of which was outstanding at December 31, 2005. Entergy also has the ability to issue letters of credit against the total borrowing capacity of both credit facilities, and letters of credit totaling $239.5 million had been issued against the five-year facility at December 31, 2005. The total unused capacity for these facilities as of December 31, 2005 was approximately $2.2 billion. The commitment fee for these facilities is currently 0.13% per annum of the unused amount. Commitment fees and interest rates on loans under the credit facility can fluctuate depending on the senior debt ratings of the domestic utility companies.

  Entergy Corporation's facilities require it to maintain a consolidated debt ratio of 65% or less of its total capitalization. If Entergy fails to meet this ratio, or if Entergy or the domestic utility companies (except Entergy New Orleans) default on other indebtedness or are in bankruptcy or insolvency proceedings, an acceleration of the facilities' maturity dates may occur.

  Entergy Arkansas, Entergy Louisiana, and Entergy Mississippi each have 364-day credit facilities available as follows:
Company	Expiration Date	Amount of Facility	Amount Drawn as of Dec. 31, 2005

Entergy Arkansas	April 2006	$85 million (a)	-
Entergy Louisiana	April 2006	$85 million (a)	$40 million
Entergy Louisiana	May 2006	$15 million (b)	-
Entergy Mississippi	May 2006	$25 million	-

(a)

  The combined amount borrowed by Entergy Arkansas and Entergy Louisiana under these facilities at any one time cannot exceed $85 million. Entergy Louisiana granted a security interest in its receivables to secure its $85 million facility.

(b)

  The combined amount borrowed by Entergy Louisiana under its $15 million facility and by Entergy New Orleans under a $15 million facility that it has with the same lender cannot exceed $15 million at any one time. Because Entergy New Orleans' facility is fully drawn, no capacity is currently available on Entergy Louisiana's facility.

  The 364-day credit facilities have variable interest rates and the average commitment fee is 0.13%. The $85 million Entergy Arkansas and Entergy Louisiana credit facilities each require the respective company to maintain total shareholders' equity of at least 25% of its total assets.

  After the repeal of PUHCA 1935, effective February 8, 2006, the FERC, under the Federal Power Act, and not the SEC, has jurisdiction over authorizing securities issuances by the domestic utility companies and System Energy (except securities with maturities longer than one year issued by (a) Entergy Arkansas which are subject to the jurisdiction of the APSC and (b) Entergy New Orleans which are currently subject to the jurisdiction of the bankruptcy court). Under PUHCA 2005 and the Federal Power Act, no approvals are necessary for Entergy Corporation to issue securities. Under a savings provision in PUHCA 2005, each of the domestic utility companies and System Energy may rely on the financing authority in its existing PUHCA 1935 SEC order or orders through December 31, 2007 or until the SEC authority is superceded by FERC authorization. The FERC has issued an order ("FERC Short-Term Order") approving the short-term borrowing limits of the domestic utility companies (except Entergy New Orleans) and System Energy through March 31, 2008. Entergy New Orleans may rely on existing SEC PUHCA 1935 orders for its short-term financing authority, subject to bankruptcy court approval. In addition to borrowings from commercial banks, the FERC Short-Term Order authorized the domestic utility companies (except Entergy New Orleans which is authorized by an SEC PUHCA 1935 order) and System Energy to continue as participants in the Entergy System money pool through February 8, 2007. The money pool is an inter-company borrowing arrangement designed to reduce Entergy's subsidiaries' dependence on external short-term borrowings. Borrowings from the money pool and external short-term borrowings combined may not exceed authorized limits. As of December 31, 2005, Entergy's subsidiaries' aggregate money pool and external short-term borrowings authorized limit was $2.0 billion, the aggregate outstanding borrowing from the money pool was $379.7 million, and Entergy's subsidiaries' outstanding short-term borrowing from external sources was $40 million. To the extent that the domestic utility companies and System Energy wish to rely on SEC financing orders under PUHCA 1935, there are capitalization and investment grade ratings conditions that must be satisfied in connection with security issuances, other than money pool borrowings. There is further discussion of commitments for long-term financing arrangements in Note 5 to the consolidated financial statements.

  NOTE 5. LONG - TERM DEBT

  Long-term debt as of December 31, 2005 and 2004 consisted of:

	2005	2004
	(In Thousands)
Mortgage Bonds:
6.125% Series due July 2005 - Entergy Arkansas	$-	$100,000
8.125% Series due July 2005 - Entergy New Orleans(g)	-	30,000
6.77% Series due August 2005 - Entergy Gulf States	-	98,000
4.875% Series due October 2007 - System Energy	70,000	70,000
4.35% Series due April 2008 - Entergy Mississippi	100,000	100,000
3.6% Series due June 2008 - Entergy Gulf States	325,000	325,000
3.875% Series due August 2008 - Entergy New Orleans (g)	-	30,000
Libor + 0.75% Series due December 2008 - Entergy Gulf States	350,000	-
Libor + 0.40% Series due December 2009 - Entergy Gulf States	225,000	225,000
4.5% Series due June 2010 - Entergy Arkansas	100,000	-
4.67% Series due June 2010 - Entergy Louisiana	55,000	-
5.12% Series due August 2010 - Entergy Gulf States	100,000	-
5.83% Series due November 2010 - Entergy Louisiana	150,000	-
4.65% Series due May 2011 - Entergy Mississippi	80,000	80,000
4.875% Series due November 2011 - Entergy Gulf States	200,000	200,000
6.0% Series due December 2012 - Entergy Gulf States	140,000	140,000
5.15% Series due February 2013 - Entergy Mississippi	100,000	100,000
5.25% Series due August 2013 - Entergy New Orleans (g)	-	70,000
5.09% Series due November 2014 - Entergy Louisiana	115,000	115,000
5.6% Series due December 2014 - Entergy Gulf States	50,000	50,000
5.25% Series due August 2015 - Entergy Gulf States	200,000	200,000
5.70% Series due June 2015 - Entergy Gulf States	200,000	-
5.56% Series due September 2015 - Entergy Louisiana	100,000	-
6.75% Series due October 2017 - Entergy New Orleans (g)	-	25,000
5.4% Series due May 2018 - Entergy Arkansas	150,000	150,000
4.95% Series due June 2018 - Entergy Mississippi	95,000	95,000
5.0% Series due July 2018 - Entergy Arkansas	115,000	115,000
5.5% Series due April 2019 - Entergy Louisiana	100,000	100,000
7.0% Series due October 2023 - Entergy Arkansas	-	175,000
5.6% Series due September 2024 - Entergy New Orleans (g)	-	35,000
5.66% Series due February 2025 - Entergy Arkansas	175,000	-
5.65% Series due September 2029 - Entergy New Orleans (g)	-	40,000
6.7% Series due April 2032 - Entergy Arkansas	100,000	100,000
7.6% Series due April 2032 - Entergy Louisiana	150,000	150,000
6.0% Series due November 2032 - Entergy Arkansas	100,000	100,000
6.0% Series due November 2032 - Entergy Mississippi	75,000	75,000
7.25% Series due December 2032 - Entergy Mississippi	100,000	100,000
5.9% Series due June 2033 - Entergy Arkansas	100,000	100,000
6.20% Series due July 2033 - Entergy Gulf States	240,000	240,000
6.25% Series due April 2034 - Entergy Mississippi	100,000	100,000
6.4% Series due October 2034 - Entergy Louisiana	70,000	70,000
6.38% Series due November 2034 - Entergy Arkansas	60,000	60,000
6.18% Series due March 2035 - Entergy Gulf States	85,000	-
6.30% Series due September 2035 - Entergy Louisiana	100,000	-
Total mortgage bonds	$4,575,000	$3,763,000

	2005	2004
	(In Thousands)

Governmental Bonds (a):
5.45% Series due 2010, Calcasieu Parish - Louisiana	$22,095	$22,095
6.75% Series due 2012, Calcasieu Parish - Louisiana	48,285	48,285
6.7% Series due 2013, Pointe Coupee Parish - Louisiana	17,450	17,450
5.7% Series due 2014, Iberville Parish - Louisiana	21,600	21,600
7.7% Series due 2014, West Feliciana Parish - Louisiana	-	94,000
5.8% Series due 2015, West Feliciana Parish - Louisiana	28,400	28,400
7.0% Series due 2015, West Feliciana Parish - Louisiana	39,000	39,000
7.5% Series due 2015, West Feliciana Parish - Louisiana	-	41,600
9.0% Series due 2015, West Feliciana Parish - Louisiana	-	45,000
5.8% Series due 2016, West Feliciana Parish - Louisiana	20,000	20,000
6.3% Series due 2016, Pope County - Arkansas (f)	19,500	19,500
5.6% Series due 2017, Jefferson County - Arkansas	45,500	45,500
6.3% Series due 2018, Jefferson County - Arkansas (f)	9,200	9,200
6.3% Series due 2020, Pope County - Arkansas	120,000	120,000
6.25% Series due 2021, Independence County - Arkansas	-	45,000
7.5% Series due 2021, St. Charles Parish - Louisiana	-	50,000
5.0% Series due 2021, Independence County - Arkansas	45,000	-
5.875% Series due 2022, Mississippi Business Finance Corp.	216,000	216,000
5.9% Series due 2022, Mississippi Business Finance Corp.	102,975	102,975
7.0% Series due 2022, St. Charles Parish - Louisiana	-	24,000
7.05% Series due 2022, St. Charles Parish - Louisiana	-	20,000
Auction Rate due 2022, Independence County - Mississippi (f)	30,000	30,000
4.6% Series due 2022, Mississippi Business Finance Corp. (f)	16,030	16,030
5.95% Series due 2023, St. Charles Parish - Louisiana (f)	25,000	25,000
6.2% Series due 2023, St. Charles Parish - Louisiana	-	33,000
6.875% Series due 2024, St. Charles Parish - Louisiana	-	20,400
6.375% Series due 2025, St. Charles Parish - Louisiana	-	16,770
6.2% Series due 2026, Claiborne County - Mississippi	90,000	90,000
5.05% Series due 2028, Pope County - Arkansas (b)	-	47,000
6.6% Series due 2028, West Feliciana Parish - Louisiana	40,000	40,000
Auction Rate due 2030, St. Charles Parish - Louisiana (f)	60,000	60,000
4.9% Series due 2030, St. Charles Parish - Louisiana (e)	-	55,000
Total governmental bonds	1,016,035	1,462,805

Other Long-Term Debt:
Note Payable to NYPA, non-interest bearing, 4.8% implicit rate	$373,186	$445,605
5 year Bank Credit Facility (Entergy Corporation and Subsidiaries, Note 4)	785,000	-
3 year Bank Credit Facility (Entergy Corporation and Subsidiaries, Note 4)	-	50,000
Bank term loan, Entergy Corporation, avg rate 2.98%, due 2010	60,000	60,000
Bank term loan, Entergy Corporation, avg rate 3.08%, due 2008	35,000	35,000
6.17% Notes due March 2008, Entergy Corporation	72,000	72,000
6.23% Notes due March 2008, Entergy Corporation	15,000	15,000
6.13% Notes due September 2008, Entergy Corporation	150,000	150,000

	2005	2004
	(In Thousands)

Other Long-Term Debt (continued):
7.75% Notes due December 2009, Entergy Corporation	267,000	267,000
6.58% Notes due May 2010, Entergy Corporation	75,000	75,000
6.9% Notes due November 2010, Entergy Corporation	140,000	140,000
7.625% Notes initially due February 2011, Entergy Corporation (h)	500,000	-
7.06% Notes due March 2011, Entergy Corporation	86,000	86,000
Long-term DOE Obligation (c)	161,048	156,332
Waterford 3 Lease Obligation 7.45% (Entergy Corporation and Subsidiaries, Note 9)	247,725	247,725
Grand Gulf Lease Obligation 5.02% (Entergy Corporation and Subsidiaries, Note 9)	364,806	397.119
Unamortized Premium and Discount - Net	(6,886)	(10,277)
8.75% Junior Subordinated Deferrable Interest Debentures Due 2046 - Entergy Gulf States	-	87,629
Other	12,096	9,457
Total Long-Term Debt	8,928,010	7,509,395
Less Amount Due Within One Year	103,517	492,564
Long-Term Debt Excluding Amount Due Within One Year	$8,824,493	$7,016,831

Fair Value of Long-Term Debt (d)	$8,009,388	$6,614,211

(a)	Consists of pollution control revenue bonds and environmental revenue bonds.
(b)

  The bonds had a mandatory tender date of September 1, 2005. Entergy Arkansas purchased the bonds from the holders, pursuant to the mandatory tender provision, and has not remarketed the bonds at this time.

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

(e)

  The bonds had a mandatory tender date of June 1, 2005. Entergy Louisiana purchased the bonds from the holders, pursuant to the mandatory tender provision, and has not remarketed the bonds at this time.

(f)	The bonds are secured by a series of collateral first mortgage bonds.
(g)

  Because of the Entergy New Orleans bankruptcy filing, Entergy deconsolidated Entergy New Orleans and reports its financial position and results under the equity method of accounting retroactive to January 1, 2005.

(h)

  In December 2005, Entergy Corporation sold 10 million equity units with a stated amount of $50 each. An equity unit consists of (1) a note, initially due February 2011 and initially bearing interest at an annual rate of 5.75%, and (2) a purchase contract that obligates the holder of the equity unit to purchase for $50 between 0.5705 and 0.7074 shares of Entergy Corporation common stock on or before February 17, 2009. Entergy will pay the holders quarterly contract adjustment payments of 1.875% per year on the stated amount of $50 per equity unit. Under the terms of the purchase contracts, Entergy Corporation will issue between 5,705,000 and 7,074,000 shares of common stock in the settlement of the purchase contracts (subject to adjustment under certain circumstances).

  The annual long-term debt maturities (excluding lease obligations) for debt outstanding as of December 31, 2005, for the next five years are as follows:
Amount
(In Thousands)

2006	$80,528
2007	$149,539
2008	$1,066,625
2009	$512,584
2010	$923,667

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

  Non-Utility Nuclear's purchase of the Fitzpatrick and Indian Point 3 plants from NYPA included value sharing agreements with NYPA. Under the value sharing agreements, to the extent that the average annual price of the energy sales from each of the two plants exceeds specified strike prices, the Non-Utility Nuclear business will pay 50% of the amount exceeding the strike prices to NYPA. These payments, if required, will be recorded as adjustments to the purchase price of the plants. The annual energy sales subject to the value sharing agreements are limited to the lesser of actual generation or generation assuming an 85% capacity factor based on the plants' capacities at the time of the purchase. The value sharing agreements are effective through 2014. The strike prices for Fitzpatrick range from $37.51/MWh in 2005 increasing by approximately 3.5% each year to $51.30/MWh in 2014, and the strike prices for Indian Point 3 range from $42.26/MWh in 2005 increasing by approximately 3.5% each year to $57.77/MWh in 2014.

  Covenants in the Entergy Corporation notes require it to maintain a consolidated debt ratio of 65% or less of its total capitalization. If Entergy's debt ratio exceeds this limit, or if Entergy or certain of the domestic utility companies default on other indebtedness or are in bankruptcy or insolvency proceedings, an acceleration of the notes' maturity dates may occur.

  The long-term securities issuances of Entergy Mississippi and System Energy are limited to amounts authorized by the SEC under PUHCA 1935. After the repeal of PUHCA 1935 on February 8, 2006, the FERC, under the Federal Power Act, has jurisdiction over the securities issuances of these companies. Under a savings provision in the PUHCA 1935 repeal legislation, these companies can rely on the authority of their existing SEC orders until each obtains new orders from the FERC. The SEC PUHCA 1935 financing order of Entergy Mississippi limits securities issuances unless certain capitalization and investment grade ratings conditions are met. Entergy Gulf States and Entergy Louisiana, LLC have received FERC long-term financing ordersthat do not have such conditions. The long-term securities issuances of Entergy Arkansas are limited to amounts authorized by the APSC.

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

  NOTE 6. PREFERRED STOCK

  The number of shares authorized and outstanding and dollar value of preferred stock and minority interest for Entergy Corporation subsidiaries as of December 31, 2005 and 2004 are presented below. Only the Entergy Gulf States series "with sinking fund" contain mandatory redemption requirements. All other series of the U.S. Utility are redeemable at Entergy's option.

	Shares Authorized		Shares Outstanding
	2005	2004	2005	2004	2005	2004
Entergy Corporation					(Dollars in Thousands)
U.S. Utility:
Preferred Stock without sinking fund:
Entergy Arkansas, 4.32%-7.88% Series	1,613,500	1,613,500	1,613,500	1,613,500	$116,350	$116,350
Entergy Gulf States, 4.20%-7.56% Series	473,268	473,268	473,268	473,268	47,327	47,327
Entergy Louisiana Holdings, 4.16%-8.00% Series	2,115,000	2,115,000	2,115,000	2,115,000	100,500	100,500
Entergy Louisiana, LLC 6.95% Series	1,000,000	-	1,000,000	-	100,000	-
Entergy Mississippi, 4.36%-6.25% Series	1,403,807	503,807	1,403,807	503,807	50,381	50,381
Entergy New Orleans, 4.36%-5.56% Series (a)	-	197,798	-	197,798	-	19,780
Total U. S. Utility Preferred Stock without sinking fund	6,605,575	4,903,373	6,605,575	4,903,373	414,558	334,338

Energy Commodity Services:
Preferred Stock without sinking fund:
Entergy Asset Management, 11.50% rate	1,000,000	1,000,000	297,376	297,376	29,738	29,738
Other	-	-	-	-	1,678	1,280

Total Preferred Stock without sinking fund	7,605,575	5,903,373	6,902,951	5,200,749	$445,974	$365,356

U.S. Utility:
Preferred Stock with sinking fund:
Entergy Gulf States, Adjustable
Rate 7.0% (b)	139,500	174,000	139,500	174,000	$13,950	$17,400
Total Preferred Stock with sinking fund	139,500	174,000	139,500	174,000	$13,950	$17,400

Fair Value of Preferred Stock with
sinking fund (c)					$13,950	$15,286

(a)

  Because of the Entergy New Orleans bankruptcy filing, Entergy deconsolidated Entergy New Orleans and reports its financial position and results under the equity method of accounting retroactive to January 1, 2005.

(b)	Represents weighted-average annualized rate for 2005 and 2004.
(c)

  Fair values were determined using bid prices reported by dealer markets and by nationally recognized investment banking firms. There is additional disclosure of fair value of financial instruments in Note 14 to the consolidated financial statements.

  All outstanding preferred stock is cumulative.

  Entergy Gulf States' preferred stock with sinking fund retirements were 34,500 shares in 2005, 2004, and 2003. Entergy Gulf States has annual sinking fund requirements of $3.45 million through 2008 for its preferred stock outstanding.

  In June 2005, Entergy Mississippi issued 1,200,000 shares of $25 par value 6.25% Series Preferred Stock, all of which are outstanding as of December 31, 2005. The dividends are cumulative and payable quarterly beginning November 1, 2005. The preferred stock is redeemable on or after July 1, 2010, at Entergy Mississippi's option, at the call price of $25 per share. The proceeds from this issuance were used in the third quarter of 2005 to redeem all $20 million of Entergy Mississippi's $100 par value 8.36% Series Preferred Stock and all $10 million of Entergy Mississippi's $100 par value 7.44% Series Preferred Stock.

  In December 2005, Entergy Louisiana, LLC issued 1,000,000 shares of $100 par value 6.95% Series Preferred Stock, all of which are outstanding as of December 31, 2005. The dividends are cumulative and payable quarterly beginning March 15, 2006. The preferred stock is redeemable on or after December 31, 2010, at Entergy Louisiana's option, at the call price of $100 per share. The proceeds from the issuance will be used to repay short-term borrowings.

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

  NOTE 7. COMMON EQUITY

  Common Stock

  Treasury Stock

  Treasury stock activity for Entergy for 2005 and 2004 is as follows:
	2005		2004
	Treasury Shares	Cost	Treasury Shares	Cost
		(In Thousands)		(In Thousands)

Beginning Balance, January 1	31,345,028	$1,432,019	19,276,445	$561,152
Repurchases	12,280,500	878,188	16,631,800	1,017,996
Issuances:
Employee Stock-Based Compensation Plans	(2,965,006)	(147,888)	(4,555,897)	(146,877)
Directors' Plan	(15,920)	(359)	(7,320)	(252)
Ending Balance, December 31	40,644,602	$2,161,960	31,345,028	$1,432,019

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

  Stock Options

  Stock options are granted at exercise prices not less than market value on the date of grant. The majority of options granted in 2005, 2004, and 2003 will become exercisable in equal amounts on each of the first three anniversaries of the date of grant. Unless they are forfeited previously under the terms of the grant, options expire ten years after the date of the grant if they are not exercised. Stock-based compensation expense included in earnings applicable to common stock, net of related tax effects, for 2005 is $7.8 million. There was no effect on net income in 2004 or 2003.

  Entergy determines the fair value of the stock option grants made in 2005, 2004, and 2003by considering factors such as lack of marketability, stock retention requirements, and regulatory restrictions on exercisability. The fair value valuations comply with SFAS 123R, "Share-Based Payment," which was issued in December 2004 and is effective in the first quarter 2006. The stock option weighted-average assumptions used in determining the fair values were as follows:

	2005	2004	2003

Stock price volatility	18.8%	23.1%	26.3%
Expected term in years	3	6.3	6.2
Risk-free interest rate	3.6%	3.2%	3.3%
Dividend yield	3.1%	3.3%	3.3%
Dividend payment	$2.16	$1.80	$1.40

  Stock option transactions are summarized as follows:

	2005		2004		2003
	Number of Options	Average Exercise Price	Number of Options	Average Exercise Price	Number of Options	Average Exercise Price

Beginning-of-year balance	12,310,077	$41.88	15,429,383	$38.64	19,943,114	$35.85

Options granted	1,835,218	$69.37	1,898,098	$58.63	2,936,236	$44.98
Options exercised	(3,135,396)	$40.11	(4,541,053)	$38.07	(6,927,000)	$33.12
Options forfeited/expired	(154,440)	$59.16	(476,351)	$39.94	(522,967)	$40.98

End-of-year balance	10,855,459	$46.80	12,310,077	$41.88	15,429,383	$38.64

Options exercisable at year-end	7,397,622	$40.21	7,162,884	$37.25	6,153,043	$34.82

Weighted-average fair value of options at time of grant	$8.17		$7.76		$6.86

  The following table summarizes information about stock options outstanding as of December 31, 2005:
	Options Outstanding			Options Exercisable
Range of Exercise Prices	As of 12/31/2005	Weighted-Avg. Remaining Contractual Life-Yrs.	Weighted- Avg. Exercise Price	Number Exercisable at 12/31/2005	Weighted- Avg. Exercise Price

$23 - $33.99	1,274,410	4.1	$25.98	1,274,410	$25.98
$34 - $44.99	5,940,768	6.1	$41.12	5,260,842	$40.69
$45 - $55.99	211,394	4.6	$49.39	207,360	$49.43
$56 - $66.99	1,688,091	8.1	$58.63	532,714	$58.69
$67 - $78.99	1,740,796	8.9	$69.64	122,296	$71.92
$23 - $78.99	10,855,459	6.6	$46.80	7,397,622	$40.21

  Equity Awards and Incentive Awards

  Entergy grants most of the equity awards and incentive awards earned under its stock benefit plans in the form of performance units, which are equal to the cash value of shares of Entergy Corporation common stock at the time of payment. In addition to the potential for equivalent share appreciation or depreciation, performance units will earn the cash equivalent of the dividends paid during the performance period applicable to each plan. The costs of equity and incentive awards, given either as company stock or performance units, are charged to income over the period of the grant or restricted period, as appropriate. In 2005, 2004, and 2003, $36 million, $47 million, and $45 million, respectively, was charged to compensation expense.

  Retained Earnings and Dividend Restrictions

  Provisions within the articles of incorporation or pertinent indentures and various other agreements relating to the long-term debt and preferred stock of certain of Entergy Corporation's subsidiaries restrict the payment of cash dividends or other distributions on their common and preferred stock. As of December 31, 2005, Entergy Arkansas and Entergy Mississippi had restricted retained earnings unavailable for distribution to Entergy Corporation of $396.4 million and $68.5 million, respectively. Entergy Corporation received dividend payments from subsidiaries totaling $424 million in 2005, $825 million in 2004, and $425 million in 2003.

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

  Entergy New Orleans Bankruptcy

  See Note 16 to the consolidated financial statements for information on the Entergy New Orleans bankruptcy proceeding.

  Vidalia Purchased Power Agreement

  Entergy Louisiana has an agreement extending through the year 2031 to purchase energy generated by a hydroelectric facility known as the Vidalia project. Entergy Louisiana made payments under the contract of approximately $115.1 million in 2005, $147.7 million in 2004, and $112.6 million in 2003. If the maximum percentage (94%) of the energy is made available to Entergy Louisiana, current production projections would require estimated payments of approximately $130.4 million in 2006, and a total of $3.4 billion for the years 2006 through 2031. Entergy Louisiana currently recovers the costs of the purchased energy through its fuel adjustment clause. In an LPSC-approved settlement related to tax benefits from the tax treatment of the Vidalia contract, Entergy Louisiana agreed to credit rates by $11 million each year for up to ten years, beginning in October 2002. The provisions of the settlement also provide that the LPSC shall not recognize or use Entergy Louisiana's use of the cash benefits from the tax treatment in setting any of Entergy Louisiana's rates. Therefore, to the extent Entergy Louisiana's use of the proceeds would ordinarily have reduced its rate base, no change in rate base shall be reflected for ratemaking purposes.

  Nuclear Insurance

  Third Party Liability Insurance

  The Price-Anderson Act provides insurance for the public in the event of a nuclear power plant accident. The costs of this insurance are borne by the nuclear power industry. Originally passed by Congress in 1957 and most recently amended in 2005, the Price-Anderson Act requires nuclear power plants to show evidence of financial protection in the event of a nuclear accident. This protection must consist of two levels:

    The primary level is private insurance underwritten by American Nuclear Insurers and provides liability insurance coverage of $300 million. If this amount is not sufficient to cover claims arising from the accident, the second level, Secondary Financial Protection, applies. An industry-wide aggregate limitation of $300 million exists for domestically-sponsored terrorist acts. There is no aggregate limitation for foreign-sponsored terrorist acts.

    Within the Secondary Financial Protection level, each nuclear plant must pay a retrospective premium, equal to its proportionate share of the loss in excess of the primary level, up to a maximum of $100.6 million per reactor per incident. This consists of a $95.8 million maximum retrospective premium plus a five percent surcharge that may be applied, if needed, at a rate that is presently set at $15 million per year per nuclear power reactor. There are no domestically- or foreign-sponsored terrorism limitations.

  Currently, 104 nuclear reactors are participating in the Secondary Financial Protection program - 103 operating reactors and one under construction. The product of the maximum retrospective premium assessment to the nuclear power industry and the number of nuclear power reactors provides over $10 billion in insurance coverage to compensate the public in the event of a nuclear power reactor accident.

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

  Property Insurance

  Entergy's nuclear owner/licensee subsidiaries are members of certain mutual insurance companies that provide property damage coverage, including decontamination and premature decommissioning expense, to the members' nuclear generating plants. These programs are underwritten by Nuclear Electric Insurance Limited (NEIL). As of December 31, 2005, Entergy was insured against such losses per the following structures:

  U.S. Utility Plants (ANO 1 and 2, Grand Gulf, River Bend, and Waterford 3)
  Primary Layer (per plant) - $500 million per occurrence
  Excess Layer (per plant) - $100 million per occurrence
  Blanket Layer (shared among the U.S. Utility plants) - $1.0 billion per occurrence
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
  Deductibles:
  $2.5 million per occurrence - Turbine/generator damage
  $2.5 million per occurrence - Other than turbine/generator damage

  Note: Indian Point 2 and 3 share in the Primary Layer with one policy in common.

  In addition, the Non-Utility Nuclear plants are also covered under NEIL's Accidental Outage Coverage program. This coverage provides certain fixed indemnities in the event of an unplanned outage that results from a covered NEIL property damage loss, subject to a deductible. The following summarizes this coverage as of December 31, 2005:

  Indian Point 2 and 3
  $4.5 million weekly indemnity
  $490 million maximum indemnity
  Deductible: 12 week waiting period

  FitzPatrick and Pilgrim (each plant has an individual policy with the noted parameters)

  $4.0 million weekly indemnity
  $490 million maximum indemnity
  Deductible: 12 week waiting period

  Vermont Yankee
  $4.0 million weekly indemnity
  $435 million maximum indemnity
  Deductible: 12 week waiting period

  Entergy's U.S. Utility nuclear plants have significantly less or no accidental outage coverage. Under the property damage and accidental outage insurance programs, Entergy nuclear plants could be subject to assessments should losses exceed the accumulated funds available from NEIL. As of December 31, 2005, the maximum amounts of such possible assessments per occurrence were $52.5 million for the U.S. Utility plants and $66.7 million for the Non-Utility Nuclear plants.

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

  Non-Nuclear Property Insurance

  Entergy's non-nuclear property insurance program provides coverage up to $400 million on an Entergy system-wide basis, subject to a $20 million per occurrence self-insured retention, for all risks coverage for direct physical loss or damage, including boiler and machinery breakdown.  Covered property generally includes power plants, substations, facilities, inventories, and gas distribution-related properties. Excluded property generally includes above-ground transmission and distribution lines, poles, and towers. The primary property program (excess of the deductible) is placed through Oil Insurance Limited ($250 million layer) with the excess program ($150 million layer) placed on a quota share basis through underwriters at Lloyds (50%) and Hartford Steam Boiler Inspection and Insurance Company (50%).  There is an aggregation limit of $1 billion for all parties insured by OIL for any one occurrence. Coverage is in place for Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy Gulf States, and Entergy New Orleans.

  In addition to the OIL program, Entergy has purchased additional coverage for some of its non-regulated, non-generation assets through Zurich American.  This policy serves to buy-down the $20 million deductible and is placed on a scheduled location basis. The applicable deductibles are $100,000 or $250,000 as per the schedule provided to underwriters.

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

  These liabilities are recorded at their fair values (which are the present values of the estimated future cash outflows) in the period in which they are incurred, with an accompanying addition to the recorded cost of the long-lived asset. The asset retirement obligation is accreted each year through a charge to expense, to reflect the time value of money for this present value obligation. The amounts added to the carrying amounts of the long-lived assets will be depreciated over the useful lives of the assets.

  In accordance with ratemaking treatment and as required by SFAS 71, the depreciation provisions for the domestic utility companies and System Energy include a component for removal costs that are not asset retirement obligations under SFAS 143. In accordance with regulatory accounting principles, Entergy has recorded a regulatory asset for certain of its domestic utility companies and System Energy of $162.9 million as of December 31, 2005 and $86.9 million as of December 31, 2004 to reflect an estimate of incurred but uncollected removal costs previously recorded as a component of accumulated depreciation. The decommissioning and retirement cost liability for certain of the domestic utility companies and System Energy includes a regulatory liability of $22.8 million as of December 31, 2005 and $34.6 million as of December 31, 2004 representing an estimate of collected but not yet incurred removal costs.

  The cumulative decommissioning and retirement cost liabilities and expenses recorded in 2005 by Entergy were as follows:
	Liabilities as of December 31, 2004	Accretion	Implementation of FIN 47	Change in Cash Flow Estimate	Spending	Liabilities as of December 31, 2005
	(In Millions)

U.S. Utility	$1,328.0	$88.2	$27.8	($282.2)	-	$1,161.8
Non-Utility Nuclear	$738.3	$59.2	$0.9	($26.0)	($10.3)	$762.1

  In addition, an insignificant amount of removal costs associated with non-nuclear power plants are also included in the decommissioning line item on the balance sheet. Entergy periodically reviews and updates estimated decommissioning costs. The actual decommissioning costs may vary from the estimates because of regulatory requirements, changes in technology, and increased costs of labor, materials, and equipment. During 2004 and 2005, Entergy updated decommissioning cost studies for ANO 1 and 2, River Bend, Grand Gulf, Waterford, and a non-utility plant.

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

  In the third quarter of 2004, Entergy Gulf States recorded a revision to its estimated decommissioning cost liability in accordance with a new decommissioning cost study for River Bend that reflected an expected life extension for the plant. The revised estimate resulted in a $166.4 million reduction in decommissioning liability, along with a $31.3 million reduction in utility plant, a $49.6 million reduction in non-utility property, a $40.1 million reduction in the related regulatory asset, and a regulatory liability of $17.7 million. For the portion of River Bend not subject to cost-based ratemaking, the revised estimate resulted in the elimination of the asset retirement cost that had been recorded at the time of adoption of SFAS 143 with the remainder recorded as miscellaneous other income of $27.7 million ($17 million net-of-tax).

  In the third quarter of 2004, Entergy's Non-Utility Nuclear business recorded a reduction of $20.3 million in decommissioning liability to reflect changes in assumptions regarding the timing of when decommissioning of a plant will begin. Entergy considered the assumptions as part of recent studies evaluating the economic effect of the plant in its region. The revised estimate resulted in miscellaneous income of $20.3 million ($11.9 million net-of-tax), reflecting the excess of the reduction in the liability over the amount of undepreciated asset retirement cost recorded at the time of adoption of SFAS 143.

  In the first quarter of 2005, Entergy's Non-Utility Nuclear business recorded a reduction of $26.0 million in its decommissioning cost liability in conjunction with a new decommissioning cost study as a result of revised decommissioning costs and changes in assumptions regarding the timing of the decommissioning of a plant. The revised estimate resulted in miscellaneous income of $26.0 million ($15.8 million net-of-tax), reflecting the excess of the reduction in the liability over the amount of undepreciated assets.

  In the second quarter of 2005, Entergy Louisiana recorded a revision to its estimated decommissioning cost liability in accordance with a new decommissioning cost study for Waterford 3 that reflected an expected life extension for the plant. The revised estimate resulted in a $153.6 million reduction in its decommissioning liability, along with a $49.2 million reduction in utility plant and a $104.4 million reduction in the related regulatory asset.

  In the third quarter of 2005, Entergy Arkansas recorded a revision to its estimated decommissioning cost liability for ANO 2 in accordance with the receipt of approval by the NRC of Entergy Arkansas' application for a life extension for the unit. The revised estimate resulted in an $87.2 million reduction in its decommissioning liability, along with a corresponding reduction in the related regulatory asset.

  In the third quarter of 2005, System Energy recorded a revision to its estimated decommissioning cost liability in accordance with a new decommissioning cost study for Grand Gulf.  The revised estimate resulted in a $41.4 million reduction in the decommissioning cost liability for Grand Gulf, along with a $39.7 million reduction in utility plant and a $1.7 million reduction in the related regulatory asset.

  In December 2005, Entergy implemented FASB Interpretation 47, "Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143", (FIN 47), effective as of that date, which required the recognition of additional asset retirement obligations other than nuclear decommissioning which are conditional in nature. The obligations recognized upon implementation primarily represent Entergy's obligation to remove and dispose of asbestos at many of its non-nuclear generating units if and when those units are retired from commercial service and dismantled. For the U.S. Utility business, the implementation of FIN 47 for the rate-regulated business of the domestic utility companies was recorded in regulatory assets, with no resulting effect on Entergy's net income. Entergy recorded these regulatory assets because existing rate mechanisms in each jurisdiction allow the recovery in rates of the ultimate costs of asbestos removal, either through cost of service or in rate base, from current and future customers. As a result of this treatment, FIN 47 was earnings neutral to the rate-regulated business of the domestic utility companies. Upon implementation of FIN 47 in December 2005, assets increased by $28.8 million and liabilities increased by $30.3 million for the U.S. Utility segment as a result of recording the asset retirement obligations at their fair values of $30.3 million as determined under FIN 47, increasing utility plant by $2.7 million, increasing accumulated depreciation by $1.8 million, and recording the related regulatory assets of $27.9 million. The implementation of FIN 47 for portions of Entergy Gulf States not subject to cost-based ratemaking decreased earnings by $0.9 million net-of-tax. If Entergy had applied FIN 47 during prior periods, the following impacts would have resulted:
	December 31, 2004	December 31, 2003

Asset retirement obligations actually recorded	$2,066,277	$2,215,490
Pro forma effect of FIN 47	$29,399	$27,708
Asset retirement obligations - pro forma	$2,095,676	$2,243,198

  The impact on net income for each of the years ended December 31, 2004 and 2003 would have been immaterial.

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

  Entergy maintains decommissioning trust funds that are committed to meeting the costs of decommissioning the nuclear power plants. The fair values of the decommissioning trust funds and asset retirement obligation-related regulatory assets of Entergy as of December 31, 2005 are as follows:
	Decommissioning Trust	Regulatory Asset
	(In Millions)

U.S. Utility	$1,136.0	$271.7
Non-Utility Nuclear	$1,470.8	-

  The Energy Policy Act of 1992 contains a provision that assesses domestic nuclear utilities with fees for the decontamination and decommissioning (D&D) of the DOE's past uranium enrichment operations. Annual assessments in 2005 were $4.5 million for Entergy Arkansas, $1.1 million for Entergy Gulf States, $1.7 million for Entergy Louisiana, and $1.9 million for System Energy. The Energy Policy Act calls for cessation of annual D&D assessments not later than October 24, 2007. At December 31, 2005, one year of assessments was remaining. D&D fees are included in other current liabilities and other non-current liabilities and, as of December 31, 2005, recorded liabilities were $4.5 million for Entergy Arkansas, $1.1 million for Entergy Gulf States, $1.7 million for Entergy Louisiana, and $1.7 million for System Energy. Regulatory assets in the financial statements offset these liabilities, with the exception of Entergy Gulf States' 30% non-regulated portion. These assessments are recovered through rates in the same manner as fuel costs.

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

  Harrison County Plant Fire

  On May 13, 2005, an explosion and fire damaged the non-nuclear wholesale assets business' Harrison County power plant.  A catastrophic failure and subsequent natural gas escape from a nearby 36-inch interstate pipeline owned and operated by a third party is believed to have caused the damage.  Current estimates are that the cost to clean-up the site and reconstruct the damaged portions of the plant will be approximately $52 million and take until the second quarter 2006 to be completed. The plant's property insurer has acknowledged coverage, subject to a $200 thousand deductible. Entergy owns approximately 61% of this facility. Entergy does not expect the damage caused to the Harrison County plant to have a material effect on its financial position or results of operations.

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

  NOTE 9. LEASES

  General

  As of December 31, 2005, Entergy had capital leases and non-cancelable operating leases for equipment, buildings, vehicles, and fuel storage facilities (excluding nuclear fuel leases and the Grand Gulf and Waterford 3 sale and leaseback transactions) with minimum lease payments as follows:

Year	Operating Leases	Capital Leases
	(In Thousands)

2006	$94,533	$5,747
2007	77,026	3,495
2008	63,081	1,307
2009	51,692	237
2010	36,695	237
Years thereafter	196,312	2,331
Minimum lease payments	519,339	13,354
Less: Amount representing interest	-	3,403
Present value of net minimum lease payments	$519,339	$9,951

  Total rental expenses for all leases (excluding nuclear fuel leases and the Grand Gulf and Waterford 3 sale and leaseback transactions) amounted to $71.2 million in 2005, $81.3 million in 2004, and $84.3 million in 2003.

  Nuclear Fuel Leases

  As of December 31, 2005, arrangements to lease nuclear fuel existed in an aggregate amount up to $150 million for Entergy Arkansas, $105 million for Entergy Gulf States, $80 million for Entergy Louisiana, and $110 million for System Energy. As of December 31, 2005, the unrecovered cost base of nuclear fuel leases amounted to approximately $92.2 million for Entergy Arkansas, $55.2 million for Entergy Gulf States, $58.5 million for Entergy Louisiana, and $87.5 million for System Energy. The lessors finance the acquisition and ownership of nuclear fuel through loans made under revolving credit agreements, the issuance of commercial paper, and the issuance of intermediate-term notes. The credit agreements for Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and System Energy each have a termination date of October 30, 2006. The termination dates may be extended from time to time with the consent of the lenders. The intermediate-term notes issued pursuant to these fuel lease arrangements have varying maturities through February 15, 2009. It is expected that additional financing under the leases will be arranged as needed to acquire additional fuel, to pay interest, and to pay maturing debt. However, if such additional financing cannot be arranged, the lessee in each case must repurchase sufficient nuclear fuel to allow the lessor to meet its obligations in accordance with the fuel lease.

  Lease payments are based on nuclear fuel use. The total nuclear fuel lease payments (principal and interest) as well as the separate interest component charged to operations by the domestic utility companies and System Energy were $135.8 million (including interest of $12.9 million) in 2005, $146.6 million (including interest of $12.8 million) in 2004, and $142.0 million (including interest of $11.8 million) in 2003.

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

  As of December 31, 2005, Entergy Louisiana's total equity capital (including preferred stock) was 49.51% of adjusted capitalization and its fixed charge coverage ratio for 2005 was 3.69.

  As of December 31, 2005 Entergy Louisiana had future minimum lease payments (reflecting an overall implicit rate of 7.45%) in connection with the Waterford 3 sale and leaseback transactions, which are recorded as long-term debt, as follows:
Amount
(In Thousands)

2006	$18,261
2007	18,754
2008	22,606
2009	32,452
2010	35,138
Years thereafter	298,924
Total	426,135
Less: Amount representing interest	178,410
Present value of net minimum lease payments	$247,725

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

  In May 2004, System Energy caused the Grand Gulf lessors to refinance the outstanding bonds that they had issued to finance the purchase of their undivided interest in Grand Gulf. The refinancing is at a lower interest rate, and System Energy's lease payments have been reduced to reflect the lower interest costs.

  System Energy is required to report the sale-leaseback as a financing transaction in its financial statements. For financial reporting purposes, System Energy expenses the interest portion of the lease obligation and the plant depreciation. However, operating revenues include the recovery of the lease payments because the transactions are accounted for as a sale and leaseback for ratemaking purposes. Consistent with a recommendation contained in a FERC audit report, System Energy recorded as a net regulatory asset the difference between the recovery of the lease payments and the amounts expensed for interest and depreciation and is recording this difference as a regulatory asset or liability on an ongoing basis, resulting in a zero net balance at the end of the lease term. The amount of this net regulatory asset was $63.1 million and $73.7 million as of December 31, 2005 and 2004, respectively.

  As of December 31, 2005 System Energy had future minimum lease payments (reflecting an implicit rate of 5.02%), which are recorded as long-term debt as follows:
Amount
(In Thousands)

2006	$46,019
2007	46,552
2008	47,128
2009	47,760
2010	48,569
Years thereafter	253,833
Total	489,861
Less: Amount representing interest	125,055
Present value of net minimum lease payments	$364,806

  NOTE 10. RETIREMENT, OTHER POSTRETIREMENT BENEFITS, AND DEFINED CONTRIBUTION PLANS

  Qualified Pension Plans

  Entergy has seven qualified pension plans covering substantially all of its employees: "Entergy Corporation Retirement Plan for Non-Bargaining Employees," "Entergy Corporation Retirement Plan for Bargaining Employees," "Entergy Corporation Retirement Plan II for Non-Bargaining Employees," "Entergy Corporation Retirement Plan II for Bargaining Employees," "Entergy Corporation Retirement Plan III," "Entergy Corporation Retirement Plan IV for Non-Bargaining Employees," and "Entergy Corporation Retirement Plan IV for Bargaining Employees." Except for the Entergy Corporation Retirement Plan III, the pension plans are noncontributory and provide pension benefits that are based on employees' credited service and compensation during the final years before retirement. The Entergy Corporation Retirement Plan III includes a mandatory employee contribution of 3% of earnings during the first 10 years of plan participation, and allows voluntary contributions from 1% to 10% of earnings for a limited group of employees. Entergy Corporation and its subsidiaries fund pension costs in accordance with contribution guidelines established by the Employee Retirement Income Security Act of 1974, as amended, and the Internal Revenue Code of 1986, as amended. The assets of the plans include common and preferred stocks, fixed-income securities, interest in a money market fund, and insurance contracts. As of December 31, 2005 and 2004, Entergy recognized an additional minimum pension liability for the excess of the accumulated benefit obligation over the fair market value of plan assets. In accordance with SFAS 87, an offsetting intangible asset, up to the amount of any unrecognized prior service cost, was also recorded, with the remaining offset to the liability recorded as a regulatory asset reflective of the recovery mechanism for pension costs in the U.S. Utility's jurisdictions or to other comprehensive income for Entergy's non-regulated business. Entergy's domestic utility companies' and System Energy's pension costs are recovered from customers as a component of cost of service in each of its jurisdictions. Entergy uses a December 31 measurement date for its pension plans. As a result of the Entergy New Orleans bankruptcy filing, Entergy has discontinued the consolidation of Entergy New Orleans retroactive to January 1, 2005, and is reporting Entergy New Orleans' results under the equity method of accounting.

  Components of Qualified Net Pension Cost

  Total 2005, 2004, and 2003 qualified pension costs of Entergy Corporation and its subsidiaries, including amounts capitalized, included the following components:
	2005	2004	2003
	(In Thousands)

Service cost - benefits earned during the period	$82,520	$76,946	$70,337
Interest cost on projected benefit obligation	155,477	148,092	134,403
Expected return on assets	(159,544)	(153,584)	(155,460)
Amortization of transition asset	(662)	(763)	(763)
Amortization of prior service cost	4,863	5,143	5,886
Recognized net loss	35,604	21,687	6,399
Curtailment loss	-	-	14,864
Special termination benefits	-	-	32,006
Net pension costs	$118,258	$97,521	$107,672

  Qualified Pension Obligations, Plan Assets, Funded Status, Amounts Not Yet Recognized and Recognized in the Balance Sheet as of December 31, 2005 and 2004:
	December 31,
	2005	2004
	(In Thousands)

Change in Projected Benefit Obligation (PBO)
Balance at beginning of year	$2,555,086	$2,349,565
Service cost	82,520	76,946
Interest cost	155,477	148,092
Amendments	6,467	3,709
Actuarial loss	211,194	171,146
Employee contributions	1,032	1,212
Benefits paid	(117,768)	(117,234)
Balance at end of year	$2,894,008	$2,633,436

Change in Plan Assets
Fair value of assets at beginning of year	$1,841,929	$1,744,975
Actual return on plan assets	137,885	170,964
Employer contributions	131,801	72,825
Employee contributions	1,032	1,212
Benefits paid	(117,768)	(117,234)
Fair value of assets at end of year	$1,994,879	$1,872,742

Funded status	($899,129)	($760,694)

Amounts not yet recognized in the balance sheet
Unrecognized transition asset	-	(662)
Unrecognized prior service cost	29,393	29,053
Unrecognized net loss	713,285	542,391
Accrued pension cost recognized in the balance sheet	($156,451)	($189,912)

Amounts recognized in the balance sheet
Accrued pension cost	($156,451)	($189,912)
Additional minimum pension liability	(406,463)	(244,280)
Intangible asset	24,159	26,167
Accumulated other comprehensive income (before taxes)	24,243	10,781
Regulatory asset	358,061	207,332
Net amount recognized	($156,451)	($189,912)

  Other Postretirement Benefits

  Entergy also currently provides health care and life insurance benefits for retired employees. Substantially all domestic employees may become eligible for these benefits if they reach retirement age while still working for Entergy. Entergy uses a December 31 measurement date for its postretirement benefit plans.

  Effective January 1, 1993, Entergy adopted SFAS 106, which required a change from a cash method to an accrual method of accounting for postretirement benefits other than pensions. At January 1, 1993, the actuarially determined accumulated postretirement benefit obligation (APBO) earned by retirees and active employees was estimated to be approximately $241.4 million for Entergy (other than Entergy Gulf States) and $128 million for Entergy Gulf States. Such obligations are being amortized over a 20-year period that began in 1993. For the most part, the domestic utility companies and System Energy recover SFAS 106 costs from customers and are required to fund postretirement benefits collected in rates to an external trust.

  Components of Net Other Postretirement Benefit Cost

  Total 2005, 2004, and 2003 other postretirement benefit costs of Entergy Corporation and its subsidiaries, including amounts capitalized and deferred, included the following components:
	2005	2004	2003
	(In Thousands)

Service cost - benefits earned during the period	$37,310	$30,947	$37,799
Interest cost on APBO	51,883	53,801	52,746
Expected return on assets	(17,402)	(18,825)	(15,810)
Amortization of transition obligation	3,368	9,429	15,193
Amortization of prior service cost	(13,738)	(5,222)	(925)
Recognized net (gain)/loss	22,295	15,546	12,369
Curtailment loss	-	-	57,958
Special termination benefits	-	-	5,444
Net other postretirement benefit cost	$83,716	$85,676	$164,774

  Other Postretirement Benefit Obligations, Plan Assets, Funded Status, and Amounts Not Yet Recognized and Recognized in the Balance Sheet as of December 31, 2005 and 2004:
	December 31,
	2005	2004
	(In Thousands)

Change in APBO
Balance at beginning of year	$928,217	$941,803
Service cost	37,310	30,947
Interest cost	51,883	53,801
Actuarial loss	98,041	73,890
Benefits paid	(60,031)	(66,456)
Plan amendments	(64,200)	(60,231)
Plan participant contributions	6,749	9,312
Balance at end of year	$997,969	$983,066

Change in Plan Assets
Fair value of assets at beginning of year	$214,005	$227,446
Actual return on plan assets	15,003	15,550
Employer contributions	58,790	63,399
Plan participant contributions	6,749	9,312
Benefits paid	(60,031)	(66,455)
Fair value of assets at end of year	$234,516	$249,252

Funded status	($763,453)	($733,814)

Amounts not yet recognized in the balance sheet
Unrecognized transition obligation	15,176	5,594
Unrecognized prior service cost	(66,105)	(39,560)
Unrecognized net loss	403,252	391,940
Accrued other postretirement benefit cost recognized in the balance sheet	($411,130)	($375,840)

  Qualified Pension and Other Postretirement Plans' Assets

  Entergy's qualified pension and postretirement plans weighted-average asset allocations by asset category at December 31, 2005 and 2004 are as follows:

	Pension		Postretirement
	2005	2004	2005	2004

Domestic Equity Securities	45%	46%	37%	38%
International Equity Securities	21%	21%	15%	14%
Fixed-Income Securities	32%	31%	47%	47%
Other	2%	2%	1%	1%

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

  Accumulated Pension Benefit Obligation

  The accumulated benefit obligation for Entergy's qualified pension plans was $2.5 billion and $2.3 billion at December 31, 2005 and 2004, respectively.

  Estimated Future Benefit Payments

  Based upon the assumptions used to measure Entergy's qualified pension and postretirement benefit obligation at December 31, 2005, and including pension and postretirement benefits attributable to estimated future employee service, Entergy expects that benefits to be paid over the next ten years will be as follows:
	Estimated Future Benefits Payments		Estimated Future Medicare
	Pension	Postretirement	Subsidy Receipts
	(In Thousands)
Year(s)
2006	$118,291	$58,936	$4,241
2007	$120,343	$63,280	$4,928
2008	$123,592	$66,551	$5,618
2009	$128,281	$69,397	$6,249
2010	$134,532	$72,545	$6,810
2011 - 2015	$840,503	$405,161	$45,328

  Contributions

  Entergy expects to contribute $349 million (excluding about $1 million in employee contributions) to its qualified pension plans in 2006. $107 million of this contribution was originally planned for 2005, however it was delayed as a result of the Katrina Emergency Tax Relief Act. Entergy expects to contribute $60 million to other postretirement plans in 2006.

  Additional Information

  The change in the qualified pension plans' minimum pension liability included in other comprehensive income and regulatory assets was as follows for 2005 and 2004:
	2005	2004
	(In Thousands)
Increase/(decrease) in the minimum pension liability included in:
Other comprehensive income (before taxes)	$13,462	($4,578)
Regulatory assets	$150,729	$73,311

  Actuarial Assumptions

  The assumed health care cost trend rate used in measuring the APBO of Entergy was 12% for 2006, gradually decreasing each successive year until it reaches 4.5% in 2012 and beyond. The assumed health care cost trend rate used in measuring the Net Other Postretirement Benefit Cost of Entergy was 10% for 2005, gradually decreasing each successive year until it reaches 4.5% in 2011 and beyond. A one percentage point change in the assumed health care cost trend rate for 2005 would have the following effects:
	1 Percentage Point Increase		1 Percentage Point Decrease
2005	Impact on the APBO	Impact on the sum of service costs and interest cost	Impact on the APBO	Impact on the sum of service costs and interest cost
	Increase (Decrease) (In Thousands)

Entergy Corporation	$101,814	$12,727	($92,042)	($10,998)

  The significant actuarial assumptions used in determining the pension PBO and the SFAS 106 APBO as of December 31, 2005, 2004, and 2003 were as follows:
	2005	2004	2003

Weighted-average discount rate:
Pension	5.90%	6.00%	6.25%
Other postretirement	5.90%	6.00%	6.71%
Weighted-average rate of increase in future compensation levels	3.25%	3.25%	3.25%

  The significant actuarial assumptions used in determining the net periodic pension and other postretirement benefit costs for 2005, 2004, and 2003 were as follows:
	2005	2004	2003

Weighted-average discount rate:
Pension	6.00%	6.25%	6.75%
Other postretirement	6.00%	6.71%	6.75%
Weighted-average rate of increase in future compensation levels	3.25%	3.25%	3.25%
Expected long-term rate of return on plan assets:
Taxable assets	5.50%	5.50%	5.50%
Non-taxable assets	8.50%	8.75%	8.75%

  Entergy's remaining pension transition assets are being amortized over the greater of the remaining service period of active participants or 15 years which ended in 2005, and its SFAS 106 transition obligations are being amortized over 20 years ending in 2012.

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

  The actuarially estimated effect of future Medicare subsidies reduced the December 31, 2005 and 2004 Accumulated Postretirement Benefit Obligation by $176 million and $161 million, respectively, and reduced the 2005 and 2004 other postretirement benefit cost by $24.3 million and $23.3 million, respectively.

  Non-Qualified Pension Plans

  Entergy also sponsors non-qualified, non-contributory defined benefit pension plans that provide benefits to certain executives. Entergy recognized net periodic pension cost of $16.4 million in 2005, $16.4 million in 2004, and $14.5 million in 2003. The projected benefit obligation was $142 million and $141 million as of December 31, 2005 and 2004, respectively. There are $0.4 million in plan assets for a pre-merger Entergy Gulf States plan. The accumulated benefit obligation was $133 million and $130 million as of December 31, 2005 and 2004, respectively. As of December 31, 2005, Entergy's additional minimum pension liability for the non-qualified pension plans was $63.1 million. This liability was offset by a $13.6 million intangible asset, $38.1 million regulatory asset, and a $11.4 million charge to accumulated other comprehensive income before taxes.

  Defined Contribution Plans

  Entergy sponsors the Savings Plan of Entergy Corporation and Subsidiaries (System Savings Plan). The System Savings Plan is a defined contribution plan covering eligible employees of Entergy and its subsidiaries. The employing Entergy subsidiary makes matching contributions for all non-bargaining and certain bargaining employees to the System Savings Plan in an amount equal to 70% of the participants' basic contributions, up to 6% of their eligible earnings per pay period. The 70% match is allocated to investments as directed by the employee.

  Through January 31, 2004, the System Savings Plan provided that the employing Entergy subsidiary make matching contributions in the following manner for all non-bargaining and certain bargaining employees. The employing Entergy subsidiary continues to make matching contributions in the following manner for all other bargaining employees who don't receive the 70% matching contribution discussed above. The System Savings Plan provides that the employing Entergy subsidiary make matching contributions:

  in an amount equal to 75% of the participants' basic contributions, up to 6% of their eligible earnings per pay period, in shares of Entergy Corporation common stock if the employees direct their company-matching contribution to the purchase of Entergy Corporation's common stock; or
  in an amount equal to 50% of the participants' basic contributions, up to 6% of their eligible earnings per pay period, if the employees direct their company-matching contribution to other investment funds.

  Entergy also sponsors the Savings Plan of Entergy Corporation and Subsidiaries II (established in 2001), Savings Plan of Entergy Corporation and Subsidiaries IV (established in 2002), and the Savings Plan of Entergy Corporation and Subsidiaries V (established in 2002) to which matching contributions are also made. The plans are defined contribution plans that cover eligible employees, as defined by each plan, of Entergy and its subsidiaries. Effective December 31, 2005, employees participating in the Savings Plan of Entergy Corporation and Subsidiaries V (Savings Plan V) were transferred into the System Savings Plan when Savings Plan V was merged into the System Savings Plan.

  Entergy's subsidiaries' contributions to defined contribution plans collectively were $33.8 million in 2005, $32.9 million in 2004, and $31.5 million in 2003. The majority of the contributions were to the System Savings Plan.

  NOTE 11. BUSINESS SEGMENT INFORMATION

  Entergy's reportable segments as of December 31, 2005 are U.S. Utility and Non-Utility Nuclear. U.S. Utility generates, transmits, distributes, and sells electric power in portions of Arkansas, Louisiana, Mississippi, and Texas, and provides natural gas utility service in portions of Louisiana. Non-Utility Nuclear owns and operates five nuclear power plants and is primarily focused on selling electric power produced by those plants to wholesale customers. "All Other" includes the parent company, Entergy Corporation, and other business activity, including the Energy Commodity Services segment, the Competitive Retail Services business, and earnings on the proceeds of sales of previously-owned businesses. The Energy Commodity Services segment was presented as a reportable segment prior to 2005, but it did not meet the quantitative thresholds for a reportable segment in 2005 and 2004, and with the sale of Entergy-Koch's businesses in 2004, management does not expect the Energy Commodity Services segment to meet the quantitative thresholds in the foreseeable future. The 2004 and 2003 information in the tables below has been restated to include the Energy Commodity Services segment in the All Other column. As a result of the Entergy New Orleans bankruptcy filing, Entergy has discontinued the consolidation of Entergy New Orleans retroactive to January 1, 2005, and is reporting Entergy New Orleans results under the equity method of accounting in the U.S. Utility segment.

  Entergy's segment financial information is as follows:
2005	U. S. Utility	Non-Utility Nuclear*	All Other*	Eliminations	Consolidated
	(In Thousands)

Operating revenues	$8,526,943	$1,421,547	$237,735	($79,978)	$10,106,247
Deprec., amort. & decomm.	$867,755	$117,752	$13,991	$-	$999,498
Interest and dividend income	$75,748	$66,836	$78,185	($70,290)	$150,479
Equity in earnings of unconsolidated equity affiliates	$765	$-	$220	$-	$985
Interest and other charges	$364,665	$50,874	$130,302	($70,237)	$475,604
Income taxes (benefits)	$405,662	$163,865	($10,243)	$-	$559,284
Loss from discontinued operations	$-	$-	($44,794)	$-	($44,794)
Net income (loss)	$681,767	$282,622	($40,544)	($87)	$923,758
Preferred dividend requirements	$22,007	$-	$3,475	($55)	$25,427
Earnings (loss) applicable to common stock	$659,760	$282,622	($44,019)	($32)	$898,331
Total assets	$25,242,432	$4,887,572	$3,477,169	($2,755,904)	$30,851,269
Investment in affiliates - at equity	$150,135	$-	$428,006	($281,357)	$296,784
Cash paid for long-lived asset additions	$1,285,012	$160,899	$11,230	$945	$1,458,086

2004	U. S. Utility	Non-Utility Nuclear*	All Other*	Eliminations	Consolidated
	(In Thousands)

Operating revenues	$8,142,808	$1,341,852	$265,051	($64,190)	$9,685,521
Deprec., amort. & decomm.	$915,667	$106,408	$21,028	$-	$1,043,103
Interest and dividend income	$40,831	$63,569	$60,430	($55,195)	$109,635
Equity in loss of unconsolidated equity affiliates	$-	$-	($78,727)	$-	($78,727)
Interest and other charges	$383,032	$53,657	$96,229	($55,142)	$477,776
Income taxes (benefits)	$406,864	$142,620	($184,179)	$-	$365,305
Loss from discontinued operations	$-	$-	($41)	$-	($41)
Net income	$666,691	$245,029	$21,384	($55)	$933,049
Preferred dividend requirements	$23,283	$-	$297	($55)	$23,525
Earnings applicable to common stock	$643,408	$245,029	$21,087	$-	$909,524
Total assets	$22,937,237	$4,531,604	$2,423,194	($1,581,258)	$28,310,777
Investment in affiliates - at equity	$207	$-	$512,571	($280,999)	$231,779
Cash paid for long-lived asset additions	$1,152,167	$242,822	$15,626	($5)	$1,410,610

2003	U. S. Utility	Non-Utility Nuclear*	All Other*	Eliminations	Consolidated
	(In Thousands)

Operating revenues	$7,584,857	$1,274,983	$210,910	($38,036)	$9,032,714
Deprec., amort. & decomm.	$890,092	$87,825	$17,954	$-	$995,871
Interest and dividend income	$43,035	$36,874	$45,651	($38,226)	$87,334
Equity in earnings (loss) of unconsolidated equity affiliates	($3)	$-	$271,650	$-	$271,647
Interest and other charges	$419,111	$34,460	$90,295	($38,225)	$505,641
Income taxes	$341,044	$88,619	$67,770	$-	$497,433
Loss from discontinued operations	$-	$-	($14,404)	$-	($14,404)
Cumulative effect of accounting change	($21,333)	$154,512	$3,895	$-	$137,074
Net income	$492,574	$300,799	$157,094	$-	$950,467
Preferred dividend requirements	$23,524	$-	$-	$-	$23,524
Earnings applicable to common stock	$469,050	$300,799	$157,094	$-	$926,943
Total assets	$22,402,314	$4,171,777	$3,572,824	($1,619,527)	$28,527,388
Investment in affiliates - at equity	$211	$-	$1,081,462	($28,345)	$1,053,328
Cash paid for long-lived asset additions	$1,233,208	$281,377	$54,358	$-	$1,568,943

  Businesses marked with * are sometimes referred to as the "competitive businesses," with the exception of the parent company, Entergy Corporation. Eliminations are primarily intersegment activity.

  In the fourth quarter of 2005, Entergy decided to divest the retail electric portion of the Competitive Retail Services business operating in the ERCOT region of Texas. Due to this planned divestiture, activity from this business is reported as discontinued operations in the Consolidated Statements of Income. In connection with the planned sale, an impairment reserve of $39.8 million ($25.8 million net-of-tax) was recorded for the remaining net book value of the Competitive Retail Services business' information technology systems.

  Revenues and pre-tax income (loss) related to the Competitive Retail Services business' discontinued operations were as follows:

	2005	2004	2003
	(In Thousands)

Operating revenues	$654,333	$438,203	$162,206
Pre-tax income (loss)	($68,845)	$562	($21,763)

  Assets and liabilities related to the Competitive Retail Services business' discontinued operations were as follows:

	December 31,
	2005	2004
	(In Thousands)

Current assets	$89,579	$85,572
Other property and investments	15,095	5,061
Property, plant and equipment - net	19,587	27,867
Deferred debits and other assets	20,903	15,263
Total assets	$145,164	$133,763

Current liabilities	$26,036	$32,552
Non-current liabilities	35,884	6,298
Equity	83,244	94,913
Total liabilities and equity	$145,164	$133,763

  Also, in the fourth quarter of 2004, Entergy recorded a charge of approximately $55 million ($36 million net-of-tax) as a result of an impairment of the value of the Warren Power plant. Entergy concluded that the value of the plant, which is owned in the non-nuclear wholesale assets business, was impaired. Entergy reached this conclusion based on valuation studies prepared in connection with the sale of preferred stock in a subsidiary in the non-nuclear wholesale assets business.

  Geographic Areas

  For the years ended December 31, 2005, 2004, and 2003, Entergy derived less than 1% of its revenue from outside of the United States.

  As of December 31, 2005 and 2004, Entergy had almost no long-lived assets located outside of the United States.

  NOTE 12. EQUITY METHOD INVESTMENTS

  As of December 31, 2005, Entergy owns investments in the following companies that it accounts for under the equity method of accounting:
Company	Ownership	Description

Entergy New Orleans, Inc.	100% ownership of common stock

  A regulated public utility company that generates, transmits, distributes, and sells electric power to retail and wholesale customers. As a result of Entergy New Orleans' bankruptcy filing in September 2005, Entergy deconsolidated Entergy New Orleans and reflects Entergy New Orleans' financial results under the equity method of accounting retroactive to January 1, 2005. See Note 16 for further discussion of the bankruptcy proceeding.

Entergy-Koch, LP	50% partnership interest

  Engaged in two major businesses: energy commodity marketing and trading through Entergy-Koch Trading, and gas transportation and storage through Gulf South Pipeline. Entergy-Koch sold both of these businesses in the fourth quarter of 2004, and Entergy-Koch is no longer an operating entity.

RS Cogen LLC	50% member interest	Co-generation project that produces power and steam on an industrial and merchant basis in the Lake Charles, Louisiana area.

Top Deer	50% member interest	Wind-powered electric generation joint venture.

  Following is a reconciliation of Entergy's investments in equity affiliates:

	2005	2004	2003
	(In Thousands)

Beginning of year	$231,779	$1,053,328	$824,209
Deconsolidation of Entergy New Orleans, effective January 1, 2005	154,462	-	-
Additional investments	-	157,020	4,668
Income (loss) from the investments	985	(78,727)	271,647
Other income	-	6,232	45,583
Distributions received	(80,901)	(888,260)	(105,142)
Dispositions and other adjustments	(9,541)	(17,814)	12,363
End of year	$296,784	$231,779	$1,053,328

  The following is a summary of combined financial information reported by Entergy's equity method investees:
	2005	2004	2003
	(In Thousands)

Income Statement Items
Operating revenues	$721,410	$270,177	$585,404
Operating income	$9,526	($111,535)	$207,301
Net income	$1,592	$739,858 (1)	$172,595

Balance Sheet Items
Current assets	$415,586	$540,386
Noncurrent assets	$1,498,465	$418,038
Current liabilities	$544,030	$180,009
Noncurrent liabilities	$999,346	$463,899

(1)	Includes gains recorded by Entergy-Koch on the sales of its energy trading and pipeline businesses.

  Related-party transactions and guarantees

  See Note 16 to the consolidated financial statements for a discussion of the Entergy New Orleans bankruptcy proceedings and activity between Entergy and Entergy New Orleans.

  During 2004 and 2003, Entergy procured various services from Entergy-Koch consisting primarily of pipeline transportation services for natural gas and risk management services for electricity and natural gas. The total cost of such services in 2004 and 2003 was approximately $9.5 million and $15.9 million, respectively. There were no related party transactions between Entergy-Koch and Entergy in 2005. Entergy Louisiana and Entergy New Orleans entered into purchase power agreements with RS Cogen, and purchased a total of $61.2 million, $43.6 million, and $26.0 million of capacity and energy from RS Cogen in 2005, 2004, and 2003, respectively. Entergy's operating transactions with its other equity method investees were not material in 2005, 2004, or 2003.

  In the purchase agreements for its energy trading and the pipeline business sales, Entergy-Koch agreed to indemnify the respective purchasers for certain potential losses relating to any breaches of the sellers' representations, warranties, and obligations under each of the purchase agreements. Entergy Corporation has guaranteed up to 50% of Entergy-Koch's indemnification obligations to the purchasers. Entergy does not expect any material claims under these indemnification obligations, but to the extent that any are asserted and paid, the gain that Entergy expects to record in 2006 may be reduced.

  During the fourth quarter of 2004, an Entergy subsidiary purchased from a commercial bank holder $16.3 million of RS Cogen subordinated indebtedness, due October 2017, bearing interest at LIBOR plus 4.50%.  The debt was purchased at a discount of approximately $2.4 million that was to be amortized over the remaining life of the debt. In June 2005, 100% of the $16.0 million balance of the subordinated indebtedness was sold to a lending institution for 100.75% of par.

  NOTE 13. ACQUISITIONS AND DISPOSITIONS

  Asset Acquisitions

  In June 2005, Entergy Louisiana purchased the 718 MW Perryville power plant located in northeast Louisiana for $162 million from a subsidiary of Cleco Corporation. Entergy received the plant, materials and supplies, SO2 emission allowances, and related real estate. The LPSC approved the acquisition and the long-term cost-of-service purchased power agreement under which Entergy Gulf States will purchase 75 percent of the plant's output.

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
Type of Risk	Primary Affected Segments

Power price risk	U.S. Utility, Non-Utility Nuclear, Energy Commodity Services
Fuel price risk	U.S. Utility, Non-Utility Nuclear, Energy Commodity Services
Foreign currency exchange rate risk	U.S. Utility, Non-Utility Nuclear, Energy Commodity Services
Equity price and interest rate risk - investments	U.S. Utility, Non-Utility Nuclear

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

  Cash flow hedges with net unrealized losses of approximately $391 million at December 31, 2005 are scheduled to mature during 2006. Net losses totaling approximately $218 million were realized during 2005 on the maturity of cash flow hedges. Unrealized gains or losses result from hedging power output at the Non-Utility Nuclear power stations and foreign currency hedges related to Euro-denominated nuclear fuel acquisitions. The related gains or losses from hedging power are included in revenues when realized. The realized gains or losses from foreign currency transactions are included in the cost of capitalized fuel. The maximum length of time over which Entergy is currently hedging the variability in future cash flows for forecasted transactions at December 31, 2005 is approximately three years. The ineffective portion of the change in the value of Entergy's cash flow hedges during 2005, 2004, and 2003 was insignificant.

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

  NOTE 15. DECOMMISSIONING TRUST FUNDS

  Entergy holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts. The securities held at December 31, 2005 and 2004 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2005
Equity	$1,502	$280	$12
Debt Securities	1,105	20	10
Total	$2,607	$300	$22

2004
Equity	$995	$166	$17
Debt Securities	1,457	33	6
Total	$2,452	$199	$23

  The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows at December 31, 2005:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$27	$1	$425	$6
More than 12 months	104	11	116	4
Total	$131	$12	$541	$10

  Entergy evaluates these unrealized gains and losses at the end of each period to determine whether an other than temporary impairment has occurred. This analysis considers the length of time that a security has been in a loss position, the current performance of that security, and whether decommissioning costs are recovered in rates. Due to the regulatory treatment of decommissioning collections and trust fund earnings, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and System Energy record regulatory assets or liabilities for unrealized gains and losses on trust investments. For the unregulated portion of River Bend, Entergy Gulf States has recorded an offsetting amount of unrealized gains or losses in other deferred credits. No significant impairments were recorded in 2005 and 2004 as a result of these evaluations.

  The fair value of debt securities, summarized by contractual maturities, at December 31, 2005 and 2004 are as follows:

	2005	2004
	(In Millions)
less than 1 year	$80	$134
1 year - 5 years	357	592
5 years - 10 years	382	425
10 years - 15 years	116	158
15 years - 20 years	73	60
20 years+	97	88
Total	$1,105	$1,457

  During the year ended December 31, 2005, the proceeds from the dispositions of securities amounted to $50 million with gross gains of $0.7 million and gross losses of $2.3 million, which were reclassified out of other comprehensive income into earnings during the period.  During the year ended December 31, 2004, the proceeds from the dispositions of securities amounted to $37 million with gross gains of $0.7 million and gross losses of $0.7 million, which were reclassified out of other comprehensive income into earnings during the period.

  NOTE 16. ENTERGY NEW ORLEANS BANKRUPTCY PROCEEDING

  Because of the effects of Hurricane Katrina, on September 23, 2005, Entergy New Orleans filed a voluntary petition in the United States Bankruptcy Court for the Eastern District of Louisiana seeking reorganization relief under the provisions of Chapter 11 of the United States Bankruptcy Code (Case No. 05-17697). Entergy New Orleans continues to operate its business as a debtor-in-possession under the jurisdiction of the bankruptcy court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the bankruptcy court.

  In September 2005, Entergy New Orleans, as borrower, and Entergy Corporation, as lender, entered into the Debtor-in-Possession (DIP) credit agreement, a debtor in possession credit facility to provide funding to Entergy New Orleans during its business restoration efforts. On December 9, 2005, the bankruptcy court issued its final order approving the DIP credit agreement, including the priority and lien status of the indebtedness under the agreement. The credit facility provides for up to $200 million in loans. The facility enables Entergy New Orleans to request funding from Entergy Corporation, but the decision to lend money is at the sole discretion of Entergy Corporation. As of December 31, 2005, Entergy New Orleans had outstanding borrowings of $90 million under the DIP credit agreement.

  Entergy owns 100 percent of the common stock of Entergy New Orleans, has continued to supply general and administrative services, and has provided debtor-in-possession financing to Entergy New Orleans. Uncertainties surrounding the nature, timing, and specifics of the bankruptcy proceedings, however, have caused Entergy to deconsolidate Entergy New Orleans and reflect Entergy New Orleans' financial results under the equity method of accounting retroactive to January 1, 2005. Because Entergy owns all of the common stock of Entergy New Orleans, this change will not affect the amount of net income Entergy records resulting from Entergy New Orleans' operations for any current or prior period, but will result in Entergy New Orleans' net income for 2005 being presented as "Equity in earnings (loss) of unconsolidated equity affiliates" rather than its results being included in each individual income statement line item, as is the case for periods prior to 2005. Entergy reviewed the carrying value of its investment in Entergy New Orleans to determine if an impairment had occurred as a result of the storm, the flood, the power outages, restoration costs and changes in customer load. Entergy determined that as of December 31, 2005, no impairment had occurred because management believes that recovery is probable.  Entergy will continue to assess the carrying value of its investment in Entergy New Orleans as developments occur in Entergy New Orleans' recovery efforts.

  Entergy's results of operations for 2005 include $207.2 million in operating revenues, primarily from sales of power by Entergy consolidated subsidiaries to Entergy New Orleans, and $117.5 million in purchased power, primarily from purchases of power by Entergy consolidated subsidiaries from Entergy New Orleans. As stated above, however, because Entergy owns all of the common stock of Entergy New Orleans, the deconsolidation of Entergy New Orleans does not affect the amount of net income Entergy records resulting from Entergy New Orleans' operations.

  NOTE 17. QUARTERLY FINANCIAL DATA (UNAUDITED)

  Operating results for the four quarters of 2005 and 2004 were:

	Operating Revenues (a)	Operating Income (b)	Net Income
	(In Thousands)
2005:
First Quarter	$2,110,182	$311,008	$178,620
Second Quarter	$2,445,389	$515,573	$292,789
Third Quarter	$2,898,259	$654,339	$356,388
Fourth Quarter	$2,652,417	$311,069	$95,961

2004:
First Quarter	$2,169,983	$379,020	$213,016
Second Quarter	$2,379,668	$491,267	$271,011
Third Quarter	$2,832,642	$570,316	$288,047
Fourth Quarter	$2,303,228	$209,569	$160,975

(a)

  Operating revenues are lower by $102,461 in the first quarter 2005 and $110,597 in the second quarter 2005 due to the deconsolidation of Entergy New Orleans retroactive to January 1, 2005. Operating revenues are lower by $110,771 in the first quarter 2005, $153,533 in the second quarter 2005, $231,472 in the third quarter 2005, $81,566 in the first quarter 2004, $105,429 in the second quarter 2004, and $130,939 in the third quarter 2004 due to the treatment of a portion of the Competitive Retail Services business as a discontinued operation.

(b)

  Operating income is lower by $12,521 in the first quarter 2005 and $17,934 in the second quarter 2005 due to the deconsolidation of Entergy New Orleans retroactive to January 1, 2005. Operating income is lower (higher) by ($1,850) in the first quarter 2005, ($3,897) in the second quarter 2005, ($10,502) in the third quarter 2005, ($186) in the first quarter 2004, $3,045 in the second quarter 2004, and $1,156 in the third quarter 2004 due to the treatment of a portion of the Competitive Retail Services business as a discontinued operation.

  Earnings per Average Common Share

	2005		2004
	Basic	Diluted	Basic	Diluted

First Quarter	$0.80	$0.79	$0.90	$0.88
Second Quarter	$1.36	$1.33	$1.16	$1.14
Third Quarter	$1.68	$1.65	$1.24	$1.22
Fourth Quarter	$0.43	$0.42	$0.71	$0.69

  ENTERGY'S BUSINESS (continued from page 3)

  U.S. Utility

  The U.S. Utility is Entergy's largest business segment, with five wholly-owned domestic retail electric utility subsidiaries: Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans. These companies generate, transmit, distribute and sell electric power to retail and wholesale customers in Arkansas, Louisiana, Mississippi, and Texas. Entergy Gulf States and Entergy New Orleans also provide natural gas utility services to customers in and around Baton Rouge, Louisiana, and New Orleans, Louisiana, respectively. Also included in the U.S. Utility is System Energy, a wholly-owned subsidiary of Entergy Corporation that owns or leases 90 percent of Grand Gulf. System Energy sells its power and capacity from Grand Gulf at wholesale to Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans.

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

  Entergy Louisiana Corporate Restructuring

  Effective December 31, 2005, Entergy Louisiana, LLC, a limited liability company organized under the laws of the State of Texas as part of a restructuring involving a Texas statutory merger-by-division, succeeded to all of the regulated utility operations of Entergy Louisiana, Inc. Entergy Louisiana, LLC was allocated substantially all of the property and other assets of Entergy Louisiana, Inc., including all assets used to provide retail and wholesale electric service to Entergy Louisiana, Inc.'s customers. Entergy Louisiana, LLC also assumed substantially all of the liabilities of Entergy Louisiana, Inc., including all of its debt securities and leases but excluding the outstanding preferred stock of Entergy Louisiana, Inc.

  As the operator of Entergy Louisiana, Inc.'s retail utility operations, Entergy Louisiana, LLC is subject to the jurisdiction of the LPSC over electric service, rates and charges to the same extent that the LPSC possessed jurisdiction over Entergy Louisiana, Inc.'s retail utility operations. The restructuring is intended to reduce corporate franchise taxes. The restructuring implements a recommendation from the LPSC staff and is expected to result in a decrease in Entergy Louisiana, LLC's rates to its Louisiana retail customers.

  On December 31, 2005, and immediately prior to the formation of Entergy Louisiana, LLC, Entergy Louisiana, Inc. changed its state of incorporation from Louisiana to Texas and its name to Entergy Louisiana Holdings, Inc. Upon the effectiveness of the statutory merger-by-division on December 31, 2005, Entergy Louisiana, LLC was organized and Entergy Louisiana Holdings held all of Entergy Louisiana, LLC's common membership interests. All of the common membership interests of Entergy Louisiana, LLC continue to be held by Entergy Louisiana Holdings and all of the common stock of Entergy Louisiana Holdings continues to be held by Entergy Corporation. As part of the merger-by-division, Entergy Louisiana Holdings succeeded to Entergy Louisiana, Inc.'s rights and obligations with respect to Entergy Louisiana, Inc.'s outstanding preferred stock, which has an aggregate par value of approximately $100 million. Within three to nine months of the effective date of the merger-by-division, however, Entergy Louisiana Holdings expects to redeem or repurchase and retire the Entergy Louisiana, Inc. preferred stock then outstanding and thereafter amend its charter to eliminate authority to issue preferred stock.

  Entergy Louisiana Holdings also holds all of the common membership interests in Entergy Louisiana Properties, LLC, a Texas limited liability company that, as part of the restructuring, was organized and allocated the Entergy Louisiana, Inc. assets not allocated to Entergy Louisiana, LLC. The assets allocated to Entergy Louisiana Properties were two tracts of undeveloped real estate, known as the St. Rosalie and Wilton Plant sites, and Entergy Louisiana, Inc.'s equity ownership interest in and a long-term note receivable from System Fuels, Inc., a company also owned by Entergy Arkansas, Entergy Mississippi, and Entergy New Orleans, which implements and maintains certain programs for the purchase, delivery and storage of fuel supplies for Entergy's utility subsidiaries. Entergy Louisiana Properties also assumed any obligations and liabilities relating to these assets. The book value of the assets allocated to Entergy Louisiana Properties is approximately $33 million.

  After the restructuring and merger-by-division the financial statements of Entergy Louisiana Holdings will be on a consolidated basis including Entergy Louisiana, LLC and Entergy Louisiana Properties and will carry forward the retained earnings of Entergy Louisiana, Inc. at December 31, 2005. As result of the merger-by-division and related accounting, the balance sheet of Entergy Louisiana, LLC will not carry forward the retained earnings of Entergy Louisiana, Inc. at December 31, 2005. The Federal Power Act restricts the ability of a public utility to pay dividends out of capital. As a result of its restructuring and the related accounting, Entergy Louisiana, LLC applied to the FERC for a declaratory order to pay dividends on its common and preferred membership interests from the following sources: (1) the amount of Entergy Louisiana, Inc.'s retained earnings immediately prior to its restructuring on December 31, 2005; (2) an amount in excess of the amount in (1) over a transition period not expected to last more than 3 years so long as Entergy Louisiana, LLC's proprietary capital ratio is, and will remain, above 30%; and (3) the amount of Entergy Louisiana, LLC's retained earnings after the restructuring. The FERC granted the declaratory order on January 23, 2006. Dividends paid by Entergy Louisiana, LLC on its common membership interests to Entergy Louisiana Holdings may, in turn, be paid by Entergy Louisiana Holdings to its common and preferred stockholders without the need for FERC approval. As a wholly-owned subsidiary, Entergy Louisiana Holdings dividends its earnings to Entergy Corporation, as the common stockholder, on a percentage determined monthly.

  Entergy Louisiana, LLC will not join in the filing of Entergy's consolidated federal income tax return, although it will be consolidated for financial reporting purposes. Entergy Louisiana, LLC will file a separate federal income tax return, will pay federal income taxes on a stand-alone basis, and will not be a party to the Entergy System's intercompany tax allocation agreement. Entergy Louisiana, LLC may make elections for tax proposes that may differ from those made by the Entergy consolidated tax group, which may result in Entergy Louisiana, LLC having more exposure to tax liability than it would have had, had it been included in the Entergy consolidated tax return, thereby adversely affecting Entergy Louisiana, LLC's financial condition. Entergy Louisiana Holdings will continue as a party to the Entergy System's intercompany tax allocation agreement.

  After the merger-by-division, Entergy Louisiana, LLC issued $100 million of its preferred membership interests, which grant the holders thereof the power to vote together, as a single class, with Entergy Corporation as the holder of the common membership interests. The preferred membership interests have approximately 23% of the total voting power. Since Entergy Corporation, indirectly through Entergy Louisiana Holdings, owns all of the common membership interests in Entergy Louisiana, LLC, Entergy Corporation will be able to elect the entire board of directors of Entergy Louisiana, LLC, except in certain circumstances when distributions on Entergy Louisiana, LLC's preferred membership interests are in arrears.

  Hurricane Katrina and Hurricane Rita

  The temporary power outages associated with Hurricanes Katrina and Rita in the affected service territory caused Entergy Louisiana's and Entergy New Orleans' sales volume to be lower than normal from September 2005 through December 2005. The number of customers as of December 31, 2005 compared to December 31, 2004 decreased by 44,000 at Entergy Louisiana and by 20,000 and 15,000 for electric and gas, respectively, at Entergy New Orleans. The customer figures below include customers who are able to accept service but have not yet returned to their homes. Restoration for many of the customers who are unable to accept service will follow major repairs or reconstruction of customer facilities, and will be contingent on validation by local authorities of habitability and electrical safety of customers' structures.

  Customers

  As of December 31, 2005, Entergy's domestic utility companies provided retail electric and gas service to customers in Arkansas, Louisiana, Mississippi, and Texas, as follows (in the case of Entergy Louisiana and Entergy New Orleans, due to the effect of Hurricane Katrina, the number represents customers who are able to accept service, but have not necessarily returned to their homes) :

		Electric Customers		Gas Customers
	Area Served	(In Thousands)	(%)	(In Thousands)	(%)

Entergy Arkansas	Portions of Arkansas	675	26%
Entergy Gulf States	Portions of Texas and Louisiana	740	28%	89	41%
Entergy Louisiana	Portions of Louisiana	618	24%
Entergy Mississippi	Portions of Mississippi	427	16%
Entergy New Orleans	City of New Orleans*	169	6%	130	59%
Total customers		2,629	100%	219	100%

*	Excludes the Algiers area of the city, where Entergy Louisiana provides electric service.

  Electric Energy Sales

  The electric energy sales of Entergy's domestic utility companies are subject to seasonal fluctuations, with the peak sales period normally occurring during the third quarter of each year. On July 25, Entergy reached a 2005 peak demand of 21,391 MW, compared to the 2004 peak of 21,174 MW recorded on July 15 of that year. Selected electric energy sales data is shown in the table below:

  Selected 2005 Electric Energy Sales Data

	Entergy Arkansas	Entergy Gulf States	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	System Energy	Entergy (a)(b)
	(In GWh)
Sales to retail customers	21,005	33,918	26,889	13,341	4,712	-	95,153
Sales for resale:
Affiliates	4,555	3,213	2,451	516	1,705	9,070	-
Others	4,103	2,804	109	420	336	-	5,730
Total	29,663	39,935	29,449	14,277	6,753	9,070	100,883

Average use per residential customer (kWh)	13,399	15,643	15,852	14,833	10,600	-	14,659

(a)	Includes the effect of intercompany eliminations.
(b)	Because of the Entergy New Orleans bankruptcy filing, Entergy deconsolidated Entergy New Orleans; therefore, Entergy New Orleans electric sales are excluded.

  The following table illustrates the domestic utility companies' 2005 combined electric sales volume as a percentage of total electric sales volume, and 2005 combined electric revenues as a percentage of total 2005 electric revenue, each by customer class.
Customer Class	% of Sales Volume	% of Revenue

Residential	31.3	34.5
Commercial	24.2	24.1
Industrial (a)	37.3	28.6
Governmental	1.5	1.7
Wholesale	5.7	11.1

(a)	Major industrial customers are in the chemical, petroleum refining, and paper industries.

  See "Selected Financial Data" for each of the domestic utility companies for the detail of their sales by customer class for 2003, 2004, and 2005.

  Selected 2005 Natural Gas Sales Data

  Entergy New Orleans and Entergy Gulf States provide both electric power and natural gas to retail customers. Entergy New Orleans and Entergy Gulf States sold 12,329,794 and 6,717,077 Mcf, respectively, of natural gas to retail customers in 2005. In 2005, 98% of Entergy Gulf States' operating revenue was derived from the electric utility business, and only 2% from the natural gas distribution business. For Entergy New Orleans, 80% of operating revenue was derived from the electric utility business and 20% from the natural gas distribution business in 2005. Following is data concerning Entergy New Orleans' 2005 retail operating revenue sources.

Entergy New Orleans	Electric Operating Revenue	Natural Gas Revenue

Residential	39%	47%
Commercial	38%	21%
Industrial	8%	15%
Governmental/Municipal	15%	17%

  Retail Rate Regulation

  General (Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans)

  The retail regulatory philosophy has shifted in some jurisdictions from traditional, cost-of-service regulation to include performance-based rate elements. Performance-based rate plans are designed to encourage efficiencies and productivity while permitting utilities and their customers to share in the benefits. Entergy Louisiana, the Louisiana jurisdiction of Entergy Gulf States, Entergy Mississippi, and Entergy New Orleans have implemented performance-based formula rate plans.

  Following is a summary of the status of retail open access in the domestic utility companies' retail service territories.
Jurisdiction	Status of Retail Open Access

Arkansas	Retail open access was repealed in February 2003.

Texas

  In December 2005, Entergy Gulf States made a filing identifying three potential power region(s) to be considered for certification and the steps and schedule to achieve certification. The Texas law enacted in 2005 requires Entergy Gulf States to also file a transition to competition plan by January 1, 2007 addressing how Entergy Gulf States intends to mitigate market power and achieve full customer choice which will be affected by the power region selected.

Louisiana

  The LPSC has deferred pursuing retail open access, pending developments at the federal level and in other states. In response to a study submitted to the LPSC that was funded by a group of large industrial customers, the LPSC recently has solicited comments regarding a limited retail access program. A technical conference was held in April 2005.

Mississippi	The MPSC has recommended not pursuing open access at this time.

New Orleans	The Council has taken no action on Entergy New Orleans' proposal filed in 1997.

  Retail Rates

  Each domestic utility operating subsidiary participates in retail rate proceedings on a consistent basis. The status of material retail rate proceedings is described in Note 2 to the domestic utility companies and System Energy financial statements. The domestic utility companies' retail rate mechanisms are discussed below.

  Entergy Arkansas

  Fuel Recovery

  Entergy Arkansas' rate schedules include an energy cost recovery rider to recover fuel and purchased energy costs in monthly bills. The rider utilizes prior calendar year energy costs and projected energy sales for the twelve-month period commencing on April 1 of each year to develop an energy cost rate, which is redetermined annually and includes a true-up adjustment reflecting the over-recovery or under-recovery, including carrying charges, of the energy cost for the prior calendar year. Entergy Arkansas' 2005 filing is discussed in Note 2 to the domestic utility companies and System Energy financial statements.

  In accordance with provisions in the energy cost recovery rider tariff for an interim rate request dependent upon the level of over- or under-recovery, Entergy Arkansas filed a request with the APSC for an interim rate increase in September 2005 which became effective with October 2005 billings.

  Entergy Gulf States

  Louisiana Jurisdiction - Formula Rate Plan

  In March 2005, the LPSC approved a settlement that includes the establishment of a three-year formula rate plan for Entergy Gulf States that, among other provisions, establishes an ROE mid-point of 10.65% for the initial three-year term of the plan and permits Entergy Gulf States to recover incremental capacity costs outside of a traditional base rate proceeding. Under the formula rate plan, over- and under-earnings outside an allowed range of 9.9% to 11.4% will be allocated 60% to customers and 40% to Entergy Gulf States. In addition, there is the potential to extend the formula rate plan beyond the initial three-year effective period by mutual agreement of the LPSC and Entergy Gulf States. Entergy Gulf States made its first formula rate plan filing in June 2005 for the test year ending December 31, 2004 which is discussed in Note 2 to the domestic utility companies and System Energy financial statements.

  Louisiana Jurisdiction - Retail Base Rates

  In June 2005, the LPSC approved a $5.8 million gas base rate increase effective the first billing cycle of July 2005 and a rate stabilization plan for gas with an ROE mid-point of 10.5%.

  In January 2006, Entergy Gulf States filed with the LPSC its gas rate stabilization plan. The filing showed a revenue deficiency of $4.1 million based on an ROE mid-point of 10.5%. Approval by the LPSC and implementation is not expected until the second quarter of 2006.

  Louisiana Jurisdiction - Fuel Recovery

  Entergy Gulf States' Louisiana electric rates include a fuel adjustment clause designed to recover the cost of fuel and purchased power costs. The fuel adjustment clause contains a surcharge or credit for deferred fuel expense and related carrying charges arising from the monthly reconciliation of actual fuel costs incurred with fuel cost revenues billed to customers. The LPSC approved the deferral of $15.1 million and $11.5 million of fuel and purchased power costs for June 2005 and July 2005, respectively, to reduce the effect on customers of increasing natural gas prices.

  Entergy Gulf States' Louisiana gas rates include a purchased gas adjustment clause based on estimated gas costs for the billing month adjusted by a surcharge or credit for deferred fuel expense arising from the monthly reconciliation of actual fuel costs incurred with fuel cost revenues billed to customers.

  Louisiana Jurisdiction - Storm Cost Recovery

  In December 2005, Entergy Gulf States filed with the LPSC for interim recovery of $141 million of storm costs. The filing proposes implementing an $18.7 million annual interim surcharge, including carrying charges and subject to refund, effective March 2006 based on a ten-year recovery period. The filing includes provisions for updating the surcharge to reflect actual costs incurred as well as the receipt of insurance or federal aid. Hearings occurred in February 2006.  The LPSC ordered that Entergy Gulf States recover $850,000 per month as interim storm cost recovery.  For the period March 2006 to September 2006, Entergy Gulf States' interim storm cost recovery shall be through its fuel adjustment clause, with the total recovery for that time period capped at $6 million.  The mechanism for the fuel adjustment clause recovery is a retention by Entergy Gulf States of 15% of the difference between the February 2006 fuel adjustment clause and the fuel adjustment clause in those successive months in which the fuel adjustment clause is lower than it was in the February 2006 fuel adjustment clause, until the $6 million cap is reached.  Beginning in September 2006, Entergy Gulf States' interim storm cost recovery of $850,000 per month shall be through base rates.  In addition, all excess earnings that Entergy Gulf States may earn under its 2005 formula rate plan, and any ensuing period in which interim relief is being collected, will be used as an offset to any prospective storm restoration recovery.

  Texas Jurisdiction - Retail Base Rates

  Entergy Gulf States is operating in Texas under a base rate freeze that has remained in effect during the delay in the implementation of retail open access in Entergy Gulf States' Texas service territory. In June 2005, a Texas law was enacted that provides that Entergy Gulf States may not file a general base rate case in Texas before June 30, 2007, but may seek before then recovery of certain incremental purchased power capacity costs and may recover reasonable and necessary transition to competition costs. In July 2005, Entergy Gulf States filed with the PUCT a request for implementation of an incremental purchased capacity rider. An $18 million annual rider was made effective December 1, 2005 but is subject to reconciliation. Discussion of the recently passed Texas legislation is in Note 2 to the domestic utility companies and System Energy financial statements.

  As authorized by the Texas legislation, in August 2005, Entergy Gulf States filed with the PUCT an application for recovery of its transition to competition costs. Entergy Gulf States requested recovery of $189 million in transition to competition costs through implementation of a 15-year rider to be effective no later than March 1, 2006. The $189 million represents transition to competition costs Entergy Gulf States incurred from June 1, 1999 through June 17, 2005 in preparing for competition in its service area, including attendant AFUDC, and all carrying costs projected to be incurred on the transition to competition costs through February 28, 2006. The $189 million is before any gross-up for taxes or carrying costs over the 15-year recovery period. Entergy Gulf States has reached a unanimous settlement agreement in principle on all issues with the active parties in the transition to competition cost recovery case. The agreement in principle allows Entergy Gulf States to recover $14.5 million per year in transition to competition costs over a 15-year period. Entergy Gulf States implemented interim rates based on this revenue level on March 1, 2006, subject to refund. Entergy Gulf States expects that the PUCT will consider the formal settlement document, which is currently being developed, in the second quarter 2006.

  Texas Jurisdiction - Fuel Recovery

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

  Entergy Louisiana

  Formula Rate Plan

  In May 2005, the LPSC approved a rate settlement that includes the adoption of a three-year formula rate plan, the terms of which include an ROE mid-point of 10.25% for the initial three-year term of the plan and permit Entergy Louisiana to recover incremental capacity costs outside of a traditional base rate proceeding. Under the formula rate plan, over- and under-earnings outside an allowed regulatory range of 9.45% to 11.05% will be allocated 60% to customers and 40% to Entergy Louisiana. The initial formula rate plan filing will be in May 2006 based on a 2005 test year with rates effective September 2006. In addition, there is the potential to extend the formula rate plan beyond the initial three-year effective period by mutual agreement of the LPSC and Entergy Louisiana.

  Fuel Recovery

  Entergy Louisiana's rate schedules include a fuel adjustment clause designed to recover the cost of fuel and purchased power costs. The fuel adjustment clause contains a surcharge or credit for deferred fuel expense and related carrying charges arising from the monthly reconciliation of actual fuel costs incurred with fuel cost revenues billed to customers. The LPSC approved the deferral of $27.2 million of fuel and purchased power costs for May 2005 to reduce the effect on customers of increasing natural gas prices.

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

  Storm Cost Recovery

  In December 2005, Entergy Louisiana filed with the LPSC for interim recovery of $355 million of storm costs. The filing proposes implementing a $41.8 million annual interim surcharge, including carrying charges and subject to refund, effective March 2006 based on a ten-year recovery period. The filing includes provisions for updating the surcharge to reflect actual costs incurred as well as the receipt of insurance or federal aid. Hearings occurred in February 2006.  The LPSC ordered that Entergy Louisiana recover $2 million per month as interim storm cost recovery.  For the period March 2006 to September 2006, Entergy Louisiana's interim storm cost recovery shall be through its fuel adjustment clause, with the total recovery for that time period capped at $14 million.  The mechanism for the fuel adjustment clause recovery is a retention by Entergy Louisiana of 15% of the difference between the February 2006 fuel adjustment clause and the fuel adjustment clause in those successive months in which the fuel adjustment clause is lower than it was in the February 2006 fuel adjustment clause, until the $14 million cap is reached.  Beginning in September 2006, Entergy Louisiana's interim storm cost recovery of $2 million per month shall be through base rates.  In addition, all excess earnings that Entergy Louisiana may earn under its 2005 formula rate plan, and any ensuing period in which interim relief is being collected, will be used as an offset to any prospective storm restoration recovery.

  Entergy Mississippi

  Performance-Based Formula Rate Plan

  Entergy Mississippi is operating under a December 2002 MPSC order whereby Entergy Mississippi files a performance-based formula rate plan annually on or before March 15. The formula rate plan compares the prior year's annual earned rate of return to, and adjusts it against, a benchmark rate of return. The benchmark rate of return is calculated under a separate formula within the formula rate plan. The formula rate plan allows for periodic small prospective adjustments in rates, up to an amount that would produce a change in Entergy Mississippi's overall revenue of almost 2%, based on a comparison of actual earned returns to benchmark returns and upon certain performance factors. Entergy Mississippi made its annual formula rate plan filing with the MPSC in March 2005 based on a 2004 test year. In May 2005, the MPSC approved a joint stipulation entered into between the Mississippi Public Utilities Staff and Entergy Mississippi that provided for no change in rates based on a performance-adjusted ROE mid-point of 10.50%, establishing an allowed regulatory earnings range of 9.1% to 11.9%.

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

  In January 2005, the MPSC approved a change in Entergy Mississippi's energy cost recovery rider. Entergy Mississippi's fuel over-recoveries for the third quarter of 2004 were deferred from the first quarter 2005 energy cost recovery rider adjustment calculation. The deferred amount of $21.3 million plus carrying charges was refunded through the energy cost recovery rider in the second and third quarters of 2005.

  Power Management Rider

  The MPSC approved the purchase of the Attala power plant in November 2005. In December 2005, the MPSC issued an order approving the investment cost recovery through its power management rider and limited the recovery to a period that begins with the closing date of the purchase and ends the earlier of the date costs are incorporated into base rates or December 31, 2006. The MPSC order also provided that any reserve equalization benefits be credited to the annual ownership costs beginning with the date that Entergy Mississippi begins recovery of the Hurricane Katrina restoration costs or July 1, 2006, whichever is earlier. On December 9, 2005, Entergy Mississippi filed a compliance rider.

  Storm Cost Recovery

  In December 2005, Entergy Mississippi filed with the MPSC a Notice of Intent to change rates by implementing a Storm Damage Rider to recover storm damage restoration cots associated with Hurricanes Katrina and Rita totaling approximately $84 million as of November 30, 2005. The notice proposes recovery of approximately $14.7 million annually over a five-year period, including carrying charges. A hearing on this matter is expected in April 2006. Entergy Mississippi plans to make a second filing in late spring of 2006 to recover additional restoration costs associated with the hurricanes incurred after November 30, 2005.

  Entergy New Orleans

  Formula Rate Plans

  In May 2003, the City Council approved the implementation of formula rate plans for electric and gas service that would be evaluated annually for two cycles of operation, unless extended by the City Council on or before September 1, 2005. Entergy New Orleans made its annual scheduled formula rate plan filing with the City Council in April 2005 which is discussed in Note 2 to the domestic utility companies and System Energy financial statements. In May 2005, Entergy New Orleans made a filing at the City Council seeking approval of the continued implementation of the gas and electric formula rate plans. The City Council approved an agreement in principle which provides, among other things, for the continuation of the electric and gas formula rate plans for two more annual cycles, effective September 1, 2005, with a target equity ratio of 45% (an increase from the original target of 42%) as well as a mid-point return on equity of 10.75%. The ROE band-width is 100 basis points from the mid-point for electric operations (allowed earnings range of 9.75% to 11.75%). For gas operations, the ROE band-width is 50 basis points from the mid-point (allowed earnings range of 10.25% to 11.25%) and zero basis points from the mid-point for the 2005 evaluation period. The electric and gas formula rate plans are scheduled to be filed no later than May 1, 2006.

  The agreement in principle also called for the continuation and modification of Entergy New Orleans' Generation-Performance Based Rate (G-PBR) by separating the operation of the G-PBR from the formula rate plan so that the core business' electric rates are not set on a prospective basis by reference to G-PBR earnings. Under the revised G-PBR, the customer retains 100% of the first $20 million of additional savings, 90% of the next $30 million of additional savings (up to $50 million), 95% of the next $30 million of additional savings (up to $80 million), and 100% of additional savings over $80 million. The agreement in principle provides for a $4.5 million cap on Entergy New Orleans' share of G-PBR savings. The G-PBR plan, however, has been temporarily suspended effective with the September 2005 operational month due to impacts from Hurricane Katrina. Entergy New Orleans will notify the City Council's advisors and the City Council at such time as it is reasonable to resume the operation of the G-PBR.

  Fuel Recovery

  Entergy New Orleans' electric rate schedules include a fuel adjustment tariff designed to reflect no more than targeted fuel and purchased power costs, adjusted by a surcharge or credit for deferred fuel expense arising from the monthly reconciliation of actual fuel and purchased power costs incurred with fuel cost revenues billed to customers, including carrying charges. The adjustment also includes the difference between non-fuel Grand Gulf costs paid by Entergy New Orleans and the estimate of such costs, which are included in base rates, as provided in Entergy New Orleans' Grand Gulf rate settlements. Entergy New Orleans' gas rate schedules include an adjustment to reflect estimated gas costs for the billing month, adjusted by a surcharge or credit similar to that included in the electric fuel adjustment clause, including carrying charges. In June and November 2004, the City Council passed resolutions implementing a package of measures developed by Entergy New Orleans and the Council Advisors to protect customers from potential gas price spikes during the 2004 - 2005 winter heating season. These measures included: maintaining Entergy New Orleans' financial hedging plan for its purchase of wholesale gas, and deferral of collection of up to $6.2 million of gas costs associated with a cap on the purchased gas adjustment in November and December 2004 in the event that the average residential customer's gas bill were to exceed a threshold level. The deferrals resulting from these caps were recovered over a seven-month period that began in April 2005.

  In October 2005, the City Council approved modification of the current gas cost collection mechanism effective November 2005 in order to address concerns regarding its fluctuations particularly during the winter heating season. The modifications are intended to minimize fluctuations in gas rates during the winter months.

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

  Entergy Louisiana holds non-exclusive franchises to provide electric service in approximately 116 incorporated Louisiana municipalities. Most of these franchises have 25-year terms. Entergy Louisiana also supplies electric service in approximately 353 unincorporated communities, all of which are located in the 46 Louisiana parishes in which it holds non-exclusive franchises.

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

  Property and Other Generation Resources

  Generating Stations

  The total capability of the generating stations owned and leased by the domestic utility companies and System Energy as of December 31, 2005, is indicated below:
	Owned and Leased Capability MW(1)
Company	Total	Gas/Oil	Nuclear	Coal	Hydro

Entergy Arkansas	4,704	1,601	1,843	1,190	70
Entergy Gulf States	6,494	4,890	977	627	-
Entergy Louisiana	6,149	4,992	1,157	-	-
Entergy Mississippi	2,883	2,467	-	416	-
Entergy New Orleans (2)	876	876	-	-	-
System Energy	1,143	-	1,143	-	-
Total	22,249	14,826	5,120	2,233	70

(1)

  "Owned and Leased Capability" is the dependable load carrying capability as demonstrated under actual operating conditions based on the primary fuel (assuming no curtailments) that each station was designed to utilize.

(2)	Entergy New Orleans' Gas/Oil generating capability sustained damage due to Hurricane Katrina and repairs are expected to be completed as needed to serve load.

  The Entergy System's load and capacity projections are reviewed periodically to assess the need and timing for additional generating capacity and interconnections. These reviews consider existing and projected demand, the availability and price of power, the location of new loads, and economy. Peak load in the U.S. Utility service territory is typically around 22,000 MW, with minimum load typically around 9,000 MW. Allowing for an adequate reserve margin, Entergy has been short approximately 3,000 MW during the summer peak load period. In addition to its net short position at summer peak, Entergy considers its generation in three categories: (1) baseload (e.g. coal, nuclear, or other solid fuel generation); (2) load-following (e.g. combined cycle gas-fired); and (3) peaking. The relative supply and demand for these categories of generation vary by region of the Entergy System. For example, the north end of the Entergy System has more baseload coal and nuclear generation than regional demand requires, but is short load-following or intermediate generation. In the south end of the Entergy System, load would be more effectively served if gas-fired intermediate resources already in place were supplemented with additional solid fuel baseload generation.

  In the past, the Entergy System covered its short position at summer peak almost entirely with purchases from the spot market. In the fall of 2002, Entergy began a process of issuing requests for proposal (RFP) to procure supply-side resources from sources other than the spot market to meet the unique regional needs of the domestic utility companies. The first RFP sought resources to provide summer 2003 and longer-term resources through a broad range of wholesale power products, including short-term (less than one year), limited-term (1 to 3 years), and long-term contractual products and asset acquisitions. A detailed process that included the involvement of an independent monitor was developed to evaluate submitted bids. The following table illustrates the results of the RFP process for short-term, limited-term, and long-term resources acquired since the Fall 2002 RFP. All of the contracts which were awarded through this process and signed were with non-affiliates, with the exception of the contract covering 185 MW to 206 MW from RS Cogen.
RFP	Short-term 3rd party	Limited-term affiliate	Limited-term 3rd party	Long-term affiliate	Long-term 3rd party	Total
Fall 2002	0 MW	185-206 MW (a)	231 MW	101-121 MW (b)	718 MW	1,235-1,276 MW
January 2003 supplemental	222 MW	n/a	n/a	n/a	n/a	222 MW
Spring 2003	n/a	0 MW	381 MW	(c)	0 MW	381 MW
Fall 2003	n/a	0 MW	390 MW	n/a	n/a	390 MW
Fall 2004	n/a	n/a	1,250 MW	n/a	n/a	1,250 MW
Total	222 MW	185-206 MW	2,252 MW	101-121 MW	718 MW	3,478 - 3,519 MW

(a)	Includes a conditional option to increase the capacity up to the upper bound of the range.
(b)	The contracted capacity will increase from 101 MW to 121 MW in 2010.
(c)	This table does not reflect (i) the River Bend 30% life-of-unit power purchase agreements totaling approximately 300 MW between Entergy Gulf States and Entergy Louisiana, and between Entergy Gulf States and Entergy New Orleans related to Entergy Gulf States' unregulated portion of the River Bend nuclear station, which portion was formerly owned by Cajun Electric Power Cooperative, Inc. or (ii) the Entergy Arkansas wholesale base load capacity life-of-unit power purchase agreements totaling approximately 220 MW between Entergy Arkansas and Entergy Louisiana and between Entergy Arkansas and Entergy New Orleans related to the sale of a portion of Entergy Arkansas' coal and nuclear base load resources (which were not included in retail rates) to Entergy Louisiana and Entergy New Orleans executed in 2003; or (iii) the 12 month agreements between Entergy Arkansas and Entergy Gulf States and between Entergy Arkansas and Entergy Mississippi relating to the sale of a portion of Entergy Arkansas' coal and nuclear base load resources (which were not included in retail rates) to Entergy Gulf States and Entergy Mississippi executed in 2005, which agreements currently are pending for approval by the FERC. These resources were identified outside of the formal RFP process but were submitted as formal proposals in response to the Spring 2003 RFP, which confirmed the economic merits of these resources.

  The purchase of the Perryville plant was completed during June 2005 for approximately $162.5 million. Entergy Louisiana owns 100% of the 718 MW plant and will retain 25% of the output for Entergy Louisiana customers, selling 75% to Entergy Gulf States under Service Schedule MSS-4 of the Entergy System Agreement.

  In addition, Entergy Gulf States entered into a 485 MW contract for capacity and energy from Calpine Energy Services, L.P.'s and Carville Energy Center, LLC's Carville Energy Center. This contract, which has a one-year delivery term beginning in July 2005, was the result of bilateral negotiations conducted at the direction of the LPSC. Also, Entergy Louisiana entered into a 179 MW contract for capacity and energy from Occidental Chemical Corporation's Taft Cogeneration Facility, which was also the result of bilateral negotiations conducted at the direction of the LPSC. This contract has a three-year delivery term beginning in July 2005.

  Entergy Mississippi entered into an agreement in March 2005 to acquire the Attala generating facilities from Central Mississippi Generating Company (CMG) for $88 million. Attala is a gas-fired power generating facility located near Kosciusko, Mississippi with nominal capacity of 480 MW. Entergy Mississippi closed on the purchase of the plant in January 2006.

  In addition to the resources already identified, the Entergy System preferentially allocated to Entergy Gulf States and Entergy Louisiana 800 MW of annual block energy purchases as a part of its Summer 2005 resource plan. Block energy products help the Entergy System and the domestic utility companies meet several of the objectives outlined in its planning principles. Block purchases allow the companies to meet their need for baseload resources, while matching resources with demand and helping to provide price stability. In addition, block energy purchases also provide a means by which individual operating companies can move their total production costs closer to the Entergy System average.

  As part of the ongoing needs assessment and RFP process mentioned above, Entergy Services issued an RFP for long-term resources in January 2006. Entergy Services currently intends to seek to acquire up to approximately 1,000 MW of long-term solid fuel resources and up to approximately 1,000 MW of long-term CCGT resources through economically and operationally attractive proposals in the 2006 long-term RFP. It currently is anticipated that the long-term resources will include life-of-unit proposals for existing facilities and projects that may be developed or completed in the future. Entergy Services identified a self-build option to be located at Entergy Louisiana's Little Gypsy facility in this RFP, and Entergy competitive affiliates are also allowed to submit proposals.

  In addition to the purchases from non-affiliates shown above, Entergy Arkansas, Entergy Gulf States in Louisiana, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans made filings with their respective retail regulators seeking approval to enter into transactions with affiliates as shown in the following table:
Company	Proposed Transactions	Status of Approval in Retail Jurisdiction

Entergy Arkansas
    Entered into a life-of-resources PPA to sell approximately 110 MW of capacity both to Entergy Louisiana and to Entergy New Orleans not included in Entergy Arkansas' retail rate base, consisting of a portion of the output from ANO, White Bluff, Independence, and Entergy Arkansas' share of Grand Gulf.
    Entered into one-year PPAs with both Entergy Gulf States and Entergy Mississippi to sell approximately 97 MW and 59 MW, respectively, of capacity not included in Entergy Arkansas' retail rate base, consisting of a portion of the output from ANO, White Bluff, Independence, and Entergy Arkansas' share of Grand Gulf.
In May 2003, the APSC found the PPAs in 1) involving Entergy Arkansas to be in the public interest. FERC approved the PPAs in 2) which went into effect in February 2006.

Entergy Gulf States
    Entered into a one-year PPA with Entergy Arkansas to purchase approximately 97 MW of capacity not included in Entergy Arkansas' retail rate base, consisting of a portion of the output from ANO, White Bluff, Independence, and Entergy Arkansas' share of Grand Gulf.
The LPSC and FERC approved the PPA with Entergy Arkansas. The PPA went into effect in February 2006.

Entergy Louisiana
    Purchased a 140 MW to 156 MW capacity purchase call option from RS Cogen for June 2003 through April 2006.
    Entered a life-of-unit PPA to purchase approximately 51MW (increasing to 61 MW in 2010) of output from Entergy Power's share of Independence 2.
    Entered a life-of-unit PPA with Entergy Gulf States to purchase two-thirds of the output of the 30% of River Bend formerly owned by Cajun (approximately 200 MW).
    Entered a life-of-resources PPA with Entergy Arkansas to purchase approximately 110 MW of capacity not included in Entergy Arkansas' retail rate base, consisting of a portion of the output from ANO, White Bluff, Independence, and Entergy Arkansas' share of Grand Gulf.

  The LPSC found contracts 1) and 2) to be prudent and authorized Entergy Louisiana to execute these contracts. In December 2005, the LPSC approved the life-of-unit PPAs for proposals 3) and 4). Entergy Louisiana is seeking clarification for the pricing of one of the resources included in contract 4). The outcome of the life-of-resources PPAs is still pending FERC approval, although the FERC ALJ issued a decision generally recommending that the contracts be approved.

Entergy Mississippi
    Entered into a one-year PPA with Entergy Arkansas to purchase approximately 59 MW of capacity not included in Entergy Arkansas' retail rate base, consisting of a portions of the output from ANO, White Bluff, Independence, and Entergy Arkansas' share of Grand Gulf.
The MPSC and the FERC approved the PPA with Entergy Arkansas. The PPA went into effect in February 2006.

Entergy New Orleans
    Purchased a 45 MW to 50 MW capacity purchase call option from RS Cogen for June 2003 through April 2006.
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
    As approved by the City Council, entered into short-term PPAs with Entergy Gulf States and Entergy Louisiana to sell, on an interim basis and subject to recall, the capacity and energy output under contracts 1) through 4) on a short-term basis as a result of the loss of load caused by Hurricane Katrina. To date, 175 MW of this capacity has been recalled by Entergy New Orleans.
    Entered into a transaction pursuant to Service Schedule MSS-4 of the Entergy System Agreement to purchase a portion of the capacity and energy being acquired by Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and Entergy Mississippi from a third party; this contract expires on May 31, 2006.

  In May 2003, in connection with a settlement relating to Entergy New Orleans' cost-of-service study and revenue requirement, the City Council authorized Entergy New Orleans to enter into contracts for the proposed transactions described in 1) through 4).

  Entergy also filed with the FERC the affiliate agreements described above. For the agreements other than the PPAs between Entergy Arkansas and Entergy Gulf States and Entergy Mississippi, in May 2003, the FERC accepted the agreements for filing, subject to refund, with the contracts becoming effective on June 1, 2003. The FERC also established a hearing process to review the justness and reasonableness of the agreements. Several parties intervened or filed protests regarding the request-for-proposals process and the agreements filed with the FERC. After hearings were held, the FERC ALJ issued an initial decision generally recommending approval of the PPAs. The matter is still pending before the FERC.

  Interconnections

  The Entergy System's generating units are interconnected by a transmission system operating at various voltages up to 500 kV. These generating units consist primarily of steam-electric production facilities and are centrally dispatched and operated. Entergy's domestic utility companies are interconnected with many neighboring utilities. In addition, the domestic utility companies are members of the Southeastern Electric Reliability Council (SERC). The primary purpose of SERC is to ensure the reliability and adequacy of the electric bulk power supply in the southeast region of the United States. SERC is a member of the North American Electric Reliability Council.

  Gas Property

  As of December 31, 2005, Entergy New Orleans distributed and transported natural gas for distribution solely within New Orleans, Louisiana, through a total of 33 miles of gas transmission pipeline, 1,498 miles of gas distribution pipeline, and 1,027 miles of gas service pipeline from the distribution mains to the customers. As of December 31, 2005, the gas properties of Entergy Gulf States, which are located in and around Baton Rouge, Louisiana, were not material to Entergy Gulf States' financial position.

  Titles

  Entergy's generating stations are generally located on properties owned in fee simple. Most of the substations and transmission and distribution lines are constructed on private property or public rights-of-way pursuant to easements, servitudes, or appropriate franchises. Some substation properties are owned in fee simple. The domestic utility companies generally have the right of eminent domain, whereby they may perfect title to, or secure easements or servitudes on, private property for their utility operations.

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

  Fuel Supply

  The sources of generation and average fuel cost per kWh for the domestic utility companies and System Energy for the years 2003-2005 were:

	Natural Gas		Fuel Oil		Nuclear		Coal		Purchased Power
Year	% of Gen	Cents Per kWh	% of Gen	Cents Per kWh	% of Gen	Cents Per kWh	% of Gen	Cents Per kWh	% of Gen	Cents Per kWh

2005	18	9.81	3	7.09	33.49		12	1.57	34	6.33
2004	15	7.31	4	5.02	35.49		13	1.39	33	4.51
2003	17	6.53	2	5.04	35.48		12	1.26	34	4.24

  Actual 2005 and projected 2006 sources of generation for the domestic utility companies and System Energy, including certain power purchases from affiliates under life of unit power purchase agreements, are:
	Natural Gas		Fuel Oil		Nuclear		Coal		Purchased Power
	2005	2006	2005	2006	2005	2006	2005	2006	2005	2006

Entergy Arkansas (a)	1%	1%	-	-	43%	51%	22%	23%	34%	25%
Entergy Gulf States	21%	21%	1%	1%	18%	16%	10%	12%	50%	50%
Entergy Louisiana	25%	19%	4%	4%	26%	41%	-	2%	45%	34%
Entergy Mississippi	9%	31%	10%	19%	-	2%	16%	21%	65%	27%
Entergy New Orleans	22%	10%	-	-	8%	37%	2%	14%	68%	39%
System Energy	-	-	-	-	100%(b)	100%(b)	-	-	-	-

U.S. Utility (a)	18%	15%	3%	3%	33%	36%	12%	12%	34%	34%

(a)	Hydroelectric power provided less than 1% of Entergy Arkansas' generation in 2005 and is expected to provide approximately 1% of its generation in 2006.
(b)

  Capacity and energy from System Energy's interest in Grand Gulf was historically allocated as follows: Entergy Arkansas - 36%; Entergy Louisiana - 14%; Entergy Mississippi - 33%; and Entergy New Orleans - 17%. Pursuant to purchased power agreements, some that are the subject of a pending proceeding at the FERC, Entergy Arkansas is selling a portion of its owned capacity and energy from Grand Gulf to Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans.

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

  Entergy Louisiana has a long-term natural gas supply contract, which expires in 2012, in which Entergy Louisiana agreed to purchase natural gas in annual amounts equal to approximately one-third of its projected annual fuel requirements for certain generating units. Annual demand charges associated with this contract are estimated to be $7.2 million. Such charges aggregate $50 million for the years 2006 through 2012.

  Many factors, including wellhead deliverability, storage and pipeline capacity, and demand requirements of end users, influence the availability and price of natural gas supplies for power plants. Demand is tied to weather conditions as well as to the prices of other energy sources. Natural gas supplies were significantly disrupted in 2005 due to Hurricanes Katrina and Rita (at one point up to 70% of the normal level of Gulf of Mexico production was unavailable), and disruptions are expected to continue into 2006. Nevertheless, Entergy's supplies of natural gas are expected to be adequate in 2006. However, pursuant to federal and state regulations, gas supplies to power plants may be interrupted during periods of shortage. To the extent natural gas supplies are disrupted or natural gas prices significantly increase, the domestic utility companies will use alternate fuels, such as oil, or rely to a larger extent on coal, nuclear generation, and purchased power.

  Coal

  Entergy Arkansas has a long-term contract for low-sulfur Powder River Basin (PRB) coal which expires in 2011, and is expected to provide for approximately 90% of Independence's expected coal requirements for 2006. Entergy Arkansas has entered into three medium term (three-year) contracts for approximately 67% of White Bluff's coal supply needs. These contracts are staggered in term so that one is renewed every year. Entergy Arkansas has an additional 16% of its 2006 coal requirement committed in a one-year contract. Additional coal requirements for both Independence and White Bluff are satisfied by spot market or over-the-counter purchases. Entergy Arkansas has a long-term railroad transportation contract for the delivery of coal to both White Bluff and Independence that expires in 2011. A second carrier currently delivers a portion of White Bluff's coal requirements under a long-term transportation agreement that expires on December 31, 2006.

  Entergy Gulf States has a long-term contract for the supply of low-sulfur PRB coal for Nelson Unit 6. This contract will expire during the summer of 2007. Entergy Gulf States has executed two transportation requirements contracts with railroads to deliver coal to Nelson Unit 6 through 2007. The operator of Big Cajun 2, Unit 3, Louisiana Generating, LLC, has advised Entergy Gulf States that it has coal supply and transportation contracts that should provide an adequate supply of coal for the operation of Big Cajun 2, Unit 3 for the foreseeable future.

  Both the Entergy Arkansas and Entergy Gulf States coal plants were originally designed for and have exclusively burned low-sulfur coal. While both Entergy Arkansas and Entergy Gulf States have adequately arranged for the supply of low-sulfur PRB coal, the railroads servicing these coal plants are currently not performing at expected levels due to various issues including but not limited to capacity constraints across their systems. As a result of these railroad issues, Entergy Arkansas and Entergy Gulf States may not be able to deliver all the low-sulfur PRB coal required for maximum plant utilization by means of the existing agreements. Entergy Arkansas and Entergy Gulf States plan to test alternative coals in addition to low-sulfur PRB coal in an effort to increase delivery options and to cover portions of the potential shortfall in low-sulfur PRB coal deliveries.

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

  Natural Gas Purchased for Resale

  Entergy New Orleans has several suppliers of natural gas. Its system is interconnected with three interstate and three intrastate pipelines. Entergy New Orleans' primary suppliers currently are Atmos Energy and Bridgeline Gas Marketing. Entergy New Orleans has a "no-notice" service gas purchase contract with Atmos Energy which guarantees Entergy New Orleans gas delivery at specific delivery points and at any volume within the minimum and maximum set forth in the contract amounts. The Atmos Energy gas supply is transported to Entergy New Orleans pursuant to a transportation service agreement with Gulf South Pipeline Co. This service is subject to FERC-approved rates. Entergy New Orleans has firm contracts with its two intrastate suppliers and also makes interruptible spot market purchases. In recent years, natural gas deliveries to Entergy New Orleans have been subject primarily to weather-related curtailments. However, Entergy New Orleans experienced no such curtailments in 2005.

  As a result of the implementation of FERC-mandated interstate pipeline restructuring in 1993, curtailments of interstate gas supply could occur if Entergy New Orleans' suppliers failed to perform their obligations to deliver gas under their supply agreements. Gulf South Pipeline Co. could curtail transportation capacity only in the event of pipeline system constraints. Because of the impact of Hurricanes Katrina and Rita on natural gas supply as well as other factors, Entergy New Orleans may have additional difficulty in sourcing natural gas.

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

  System Agreement (Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans)

  The domestic utility companies historically have engaged in the coordinated planning, construction, and operation of generating and bulk transmission facilities under the terms of the System Agreement, which is a rate schedule that has been approved by the FERC. Under the terms of the System Agreement, generating capacity and other power resources are jointly operated by the domestic utility companies. The System Agreement provides, among other things, that parties having generating reserves greater than their load requirements (long companies) shall receive payments from those parties having deficiencies in generating reserves (short companies). Such payments are at amounts sufficient to cover certain of the long companies' costs for intermediate and peaking oil/gas-fired generation, including operating expenses, fixed charges on debt, dividend requirements on preferred stock, and a fair rate of return on common equity investment. Under the System Agreement, these charges are based on costs associated with the long companies' steam electric generating units fueled by oil or gas and having an annual average heat rate above 10,000 Btu/kWh. In addition, for all energy exchanged among the domestic utility companies under the System Agreement, the companies purchasing exchange energy are required to pay the cost of fuel consumed in generating such energy plus a charge to cover other associated costs.

  See "System Agreement Proceedings" in the "Significant Factors and Known Trends" section of Entergy Corporation and Subsidiaries Management's Discussion and Analysis for discussion of the proceeding at FERC involving the System Agreement and of other related proceedings.

  Transmission

  See "Independent Coordinator of Transmission" in the "Significant Factors and Known Trends" section of Entergy Corporation and Subsidiaries Management's Discussion and Analysis.

  Market-based Rate Authority

  See "Market-based Rate Authority" in the "Significant Factors and Known Trends" section of Entergy Corporation and Subsidiaries Management's Discussion and Analysis.

  Interconnection Orders

  See "Interconnection Orders" in the "Significant Factors and Known Trends" section of Entergy Corporation and Subsidiaries Management's Discussion and Analysis.

  Available Flowgate Capacity Proceeding

  See "Available Flowgate Capacity Proceeding" in the "Significant Factors and Known Trends" section of Entergy Corporation and Subsidiaries Management's Discussion and Analysis.

  FERC Audits

  In August 2002, the FERC initiated audits and reviews of Entergy's compliance with Order Nos. 888 and 889 and Entergy's open access transmission tariff. In March 2004, a separate audit was started concerning Entergy's administration of the Generator Operating Limits (GOL) processes. Entergy responded to numerous FERC data requests and the FERC Staff members interviewed several employees. In December 2004, the FERC issued the GOL audit report in which it identified certain input and modeling errors in the implementation of the GOL process (which process was replaced in April 2004 with the available flowgate capacity process). The report recommends that Entergy implement additional quality control and assurance procedures surrounding the processes for granting short-term transmission service. Separately, the FERC investigation staff has provided to Entergy its preliminary findings in a non-public draft report identifying certain areas of concern related to Entergy's compliance with provisions of its open access transmission tariff. Entergy has submitted a comprehensive response and rebuttal to the specific concerns identified by the investigation staff but, at this point, believes that it has complied with the provisions of its open access transmission tariff. The draft report is not a final report and may be modified by the FERC staff based on Entergy's responses or otherwise. In addition, Entergy has the ability to appeal the final reports to the full FERC.

  The FERC is currently reviewing certain wholesale sales and purchases involving EPMC that occurred during the 1998-2001 time period. EPMC was an Entergy subsidiary engaged in non-regulated wholesale marketing and trading activities prior to the formation of Entergy-Koch. Entergy is working with the FERC investigation staff to provide information regarding these transactions.

  See "Available Flowgate Capacity Proceeding" in the "Significant Factors and Known Trends" section of Entergy Corporation and Subsidiaries Management's Discussion and Analysis for a discussion concerning the potential loss of certain available flowgate capacity data. Following Entergy's notice to the FERC of the potential loss of certain available flowgate capacity data, the FERC investigation staff initiated a non-public investigation of the domestic utility companies' compliance with the FERC's record retention requirements. Entergy is providing information to the FERC staff concerning its record retention policies and practices. Additionally, Entergy recently notified the FERC investigation staff of a failure to timely post to Entergy's OASIS site certain curtailment and schedule information. A separate, non-public investigation was initiated to review this issue and Entergy is working with the FERC staff to respond to their questions.

  Other Customer-Initiated Proceedings at FERC

  In September 2004, East Texas Electric Cooperative (ETEC), filed a complaint at the FERC against Entergy Arkansas relating to a contract dispute over the pricing of substitute energy at the Independence co-owned coal unit. In October 2004 Arkansas Electric Cooperative (AECC) filed a similar complaint at the FERC against Entergy Arkansas, addressing the same issue with respect to Independence and another co-owned coal unit, White Bluff Electric Station. Entergy Arkansas filed answers to these complaints in October 2004 and November 2004. FERC consolidated the cases, ordered a hearing in the consolidated proceeding, and established refund effective dates. The main issue in the case relates to the consequences under the governing contracts when the dispatch of the coal units is constrained due to system operating conditions. On August 24, 2005, Entergy Arkansas and ETEC filed a settlement at FERC that resolved all issues in dispute between ETEC and Entergy Arkansas. As part of the settlement, ETEC filed to dismiss its complaint. Entergy Arkansas believes that the AECC contracts in dispute recognize the effects of dispatch constraints on the co-owned units and require all of the co-owners, including AECC, to bear the burden of the reduced output. A FERC ALJ issued an Initial Decision in January 2006 denying AECC's complaint.

  On February 17, 2005, ExxonMobil Chemical Company and ExxonMobil Refining & Supply Company (ExxonMobil) filed a complaint with FERC against Entergy Services and the domestic utility companies. The complaint alleges that the Entergy defendants have violated Entergy's open access transmission tariff, as well as its interconnection and operating agreement with ExxonMobil, by not allowing ExxonMobil to net its station power needs at its industrial complex in Baton Rouge, Louisiana. ExxonMobil also alleges that the Entergy defendants have been charging rates that are not on file with the FERC and that the Entergy defendants' monthly facilities charge is contrary to the FERC's current interconnection pricing policy. ExxonMobil states that such violations have resulted in monetary losses to it in excess of $5 million. Entergy believes that it has complied with the provisions of its open access transmission tariff and the provisions of the interconnection and operating agreement. On April 18, 2005, the FERC (1) rejected as unfounded ExxonMobil's allegation concerning the netting of its station power needs; and (2) set for hearing the question of whether the facility upgrades and related charges are subject to FERC jurisdiction and, if so, when they became subject to FERC jurisdiction, whether the monthly facility charge violated FERC pricing policy, and whether any refunds are appropriate. The FERC then held the hearing in abeyance in order to provide the parties an opportunity to settle their dispute before hearing procedures commence. Settlement discussions with the assistance of a FERC Settlement Judge are underway.

  On January 24, 2005 Cottonwood Energy Company, L.P., an independent generator, filed with the FERC a rate schedule for reactive power that proposes to impose on Entergy Gulf States a rate for reactive supply service allegedly supplied by Cottonwood's electric generating facility. Cottonwood has proposed a fixed monthly charge ($3.4 million annually), which according to Cottonwood represents its revenue requirement for reactive power service. Entergy believes that independent generators should only be compensated for reactive power to the extent that they have an affirmative and continual obligation to provide reactive power support beyond their power factor range when directed to do so by the transmission provider, and is opposing Cottonwood's rate schedule. On March 23, 2005, the FERC accepted Cottonwood's proposed reactive power rate schedule for filing effective on February 1, 2005, subject to refund, and established hearing and settlement judge procedures. A hearing in this proceeding originally scheduled for January 2006 has been held in abeyance, pending settlement discussions. A similar filing was made by Union Power Partners in May 2005 requesting $4.15 million annually. On July 15, 2005, the FERC accepted Union Power Partners' proposed reactive power rate schedule for filing, effective May 18, 2005, subject to refund and established hearing and settlement judge procedures.

  During August and September 2005, three additional generators filed similar requests seeking to charge the domestic utility companies' customers a total of approximately $8 million. On September 2, 2005, the domestic utility companies filed a Petition for Declaratory Order with the FERC seeking confirmation that if the domestic utility companies do not seek compensation from wholesale transmission customers for reactive power service provided by their owned generating facilities, then the domestic utility companies are not required to compensate non-affiliated generators for maintaining reactive power within specified limits. Concurrent with their Petition for Declaratory Order, the domestic utility companies filed modifications to their transmission tariff proposing to eliminate any charge for reactive power supplied by the domestic utility companies' owned units. On October 14, 2005, the FERC issued an order granting Entergy's Petition for Declaratory Order and accepting the proposed changes to the transmission tariff, effective November 1, 2005. Accordingly, following November 1, 2005, the domestic utility companies' customers should not be required to compensate third party generators for reactive power supplied within the specified limits. The FERC accepted the three additional generators' proposed rate schedules for filing but noted that the proposed rate schedules would no longer be effective after October 31, 2005, consistent with its ruling on the Petition for Declaratory Order. On November 1, 2005, the domestic utility companies filed two complaints with the FERC requesting that the FERC issue similar orders prohibiting Cottonwood and Union Power Partners from charging for reactive power supplied within the specified limits after October 31, 2005.

  Entergy and Union Power Partners have filed with the FERC a proposed settlement for reactive power charges for the period May 18, 2005 through October 31, 2005. Entergy is currently engaged in settlement discussions with the other four generators.

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

  In the case of Entergy Arkansas and Entergy Louisiana, payments are also recovered through sales of electricity from their respective retained shares of Grand Gulf. Under a settlement agreement entered into with the APSC in 1985 and amended in 1988, Entergy Arkansas retains 22% of its 36% share of Grand Gulf-related costs and recovers the remaining 78% of its share in rates. In the event that Entergy Arkansas is not able to sell its retained share to third parties, it may sell such energy to its retail customers at a price equal to its avoided cost, which is currently less than Entergy Arkansas' cost from its retained share. Entergy Arkansas has life-of-resources purchased power agreements with Entergy Louisiana and Entergy New Orleans pending regulatory approvals that sell a portion of the output of Entergy Arkansas' retained share of Grand Gulf to those companies. In a series of LPSC orders, court decisions, and agreements from late 1985 to mid-1988, Entergy Louisiana was granted rate relief with respect to costs associated with Entergy Louisiana's share of capacity and energy from Grand Gulf, subject to certain terms and conditions. Entergy Louisiana retains and does not recover from retail ratepayers 18% of its 14% share of the costs of Grand Gulf capacity and energy and recovers the remaining 82% of its share in rates. Entergy Louisiana is allowed to recover through the fuel adjustment clause 4.6 cents per kWh for the energy related to its retained portion of these costs. Alternatively, Entergy Louisiana may sell such energy to non-affiliated parties at prices above the fuel adjustment clause recovery amount, subject to the LPSC's approval.

  Availability Agreement

  The Availability Agreement among System Energy and Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans was entered into in 1974 in connection with the financing by System Energy of Grand Gulf. The Availability Agreement provides that System Energy make available to Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans all capacity and energy available from System Energy's share of Grand Gulf.

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

  Entergy Corporation has entered into various supplements to the Capital Funds Agreement. System Energy has assigned its rights under such supplements as security for its first mortgage bonds and for reimbursement obligations to certain banks providing letters of credit in connection with the equity funding of the sale and leaseback transactions described in Note 9 to the consolidated financial statements under "Sale and Leaseback Transactions - Grand Gulf Lease Obligations." Each such supplement provides that permitted indebtedness for borrowed money incurred by System Energy in connection with the financing of Grand Gulf may be secured by System Energy's rights under the Capital Funds Agreement on a pro rata basis (except for the Specific Payments, as defined below). In addition, in the supplements to the Capital Funds Agreement relating to the specific indebtedness being secured, Entergy Corporation has agreed to make cash capital contributions directly to System Energy sufficient to enable System Energy to make payments when due on such indebtedness (Specific Payments). However, if there is an event of default, Entergy Corporation must make those payments directly to the holders of indebtedness benefiting from the supplemental agreements. The payments (other than the Specific Payments) must be made pro rata according to the amount of the respective obligations benefiting from the supplemental agreements.

  The Capital Funds Agreement may be terminated, amended, or modified by mutual agreement of the parties thereto, upon obtaining the consent, if required, of those holders of System Energy's indebtedness then outstanding who have received the assignments of the Capital Funds Agreement.

  Service Companies

  Entergy Services, a corporation wholly-owned by Entergy Corporation, provides management, administrative, accounting, legal, engineering, and other services primarily to the domestic utility companies. Entergy Operations is also wholly-owned by Entergy Corporation and provides nuclear management, operations and maintenance services under contract for ANO, River Bend, Waterford 3, and Grand Gulf, subject to the owner oversight of Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and System Energy, respectively. Entergy Services and Entergy Operations provide their services to the domestic utility companies and System Energy on an "at cost" basis, pursuant to service agreements that were approved by the SEC under PUHCA 1935.

  Earnings Ratios of Domestic Utility Companies and System Energy

  The domestic utility companies' and System Energy's ratios of earnings to fixed charges and ratios of earnings to combined fixed charges and preferred dividends pursuant to Item 503 of SEC Regulation S-K are as follows:
	Ratios of Earnings to Fixed Charges Years Ended December 31,
	2005	2004	2003	2002	2001

Entergy Arkansas	3.75	3.37	3.17	2.79	3.29
Entergy Gulf States	3.34	3.04	1.51	2.49	2.36
Entergy Louisiana Holdings	3.50	3.60	3.93	3.14	2.76
Entergy Louisiana, LLC	3.50	3.60	3.93	3.14	2.76
Entergy Mississippi	3.16	3.41	3.06	2.48	2.14
Entergy New Orleans	1.22	3.60	1.73	(a)	(b)
System Energy	3.85	3.95	3.66	3.25	2.12

	Ratios of Earnings to Combined Fixed Charges and Preferred Dividends Years Ended December 31,
	2005	2004	2003	2002	2001

Entergy Arkansas	3.34	2.98	2.79	2.53	2.99
Entergy Gulf States	3.18	2.90	1.45	2.40	2.21
Entergy Louisiana Holdings	3.09	3.16	3.46	2.86	2.51
Entergy Mississippi	2.83	3.07	2.77	2.27	1.96
Entergy New Orleans	1.12	3.31	1.59	(a)	(b)

(a)

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

  Property

  Generating Stations

  Entergy's Non-Utility Nuclear business owns the following nuclear power plants:
Power Plant	Acquired	Location	Maximum Capacity	Reactor Type	License Expiration Date

Pilgrim	July 1999	Plymouth, MA	688 MW	Boiling Water Reactor	2012
FitzPatrick	Nov. 2000	Oswego, NY	838 MW	Boiling Water Reactor	2014
Indian Point 3	Nov. 2000	Buchanan, NY	1,041 MW	Pressurized Water Reactor	2015
Indian Point 2	Sept. 2001	Buchanan, NY	1,028 MW	Pressurized Water Reactor	2013
Vermont Yankee	July 2002	Vernon, VT	510 MW	Boiling Water Reactor	2012

  Non-Utility Nuclear added 47 MW of capacity in 2005 through an uprate at Indian Point 3. In March 2006 the NRC approved a planned 95 MW uprate at Vermont Yankee that Non-Utility Nuclear intends to implement in 2006.

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

  Energy and Capacity Sales

  Entergy's Non-Utility Nuclear business has entered into power purchase agreements (PPAs) with creditworthy counterparties to sell the energy produced by its power plants at prices established in the PPAs. Entergy continues to pursue opportunities to extend the existing PPAs and to enter into new PPAs with other parties. Following is a summary of the amount of the Non-Utility Nuclear business' output that is currently sold forward under physical or financial contracts:

	2006	2007	2008	2009	2010
Non-Utility Nuclear:
Percent of planned generation sold forward:
Unit-contingent	34%	32%	25%	19%	12%
Unit-contingent with availability guarantees	53%	47%	32%	13%	5%
Firm liquidated damages	4%	2%	0%	0%	0%
Total	91%	81%	57%	32%	17%
Planned generation (TWh)	35	34	34	35	34
Average contracted price per MWh	$41	$45	$49	$54	$45

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

  Non-Utility Nuclear's purchase of the Fitzpatrick and Indian Point 3 plants from NYPA included value sharing agreements with NYPA. Under the value sharing agreements, to the extent that the average annual price of the energy sales from each of the two plants exceeds specified strike prices, the Non-Utility Nuclear business will pay 50% of the amount exceeding the strike prices to NYPA. These payments, if required, will be recorded as adjustments to the purchase price of the plants. The annual energy sales subject to the value sharing agreements are limited to the lesser of actual generation or generation assuming an 85% capacity factor based on the plants' capacities at the time of the purchase. The value sharing agreements are effective through 2014. The strike prices for Fitzpatrick range from $37.51/MWh in 2005 increasing by approximately 3.5% each year to $51.30/MWh in 2014, and the strike prices for Indian Point 3 range from $42.26/MWh in 2005 increasing by approximately 3.5% each year to $57.77/MWh in 2014.

  Non-Utility Nuclear's purchase of the Vermont Yankee plant included a value sharing agreement providing for payments to the seller in the event that the plant's operating license is extended beyond its original expiration in 2012. Under the value sharing agreement, to the extent that the average annual price of the energy sales from the plant exceeds the specified strike price of $61/MWh on the plant's original capacity of 510 MW, the Non-Utility Nuclear business will pay 50% of the amount exceeding the strike prices to Vermont Public Service. These payments, if required, will be recorded as adjustments to the purchase price of the plants. The value sharing would begin in 2012 and extend into 2022.

  Some of the agreements to sell the power produced by Entergy's Non-Utility Nuclear power plants and the wholesale supply agreements entered into by Entergy's Competitive Retail business contain provisions that require an Entergy subsidiary to provide collateral to secure its obligations under the agreements. The Entergy subsidiary may be required to provide collateral based upon the difference between the current market and contracted power prices in the regions where the Non-Utility Nuclear and Competitive Retail businesses sell power. The primary form of the collateral to satisfy these requirements would be an Entergy Corporation guaranty.  Cash and letters of credit are also acceptable forms of collateral.  At December 31, 2005, based on power prices at that time, Entergy had in place as collateral $1,630 million of Entergy Corporation guarantees for wholesale transactions, $237 million of which support letters of credit. The assurance requirement associated with Non-Utility Nuclear is estimated to increase by an amount up to $400 million if gas prices increase $1 per MMBtu in both the short- and long-term markets. In the event of a decrease in Entergy Corporation's credit rating to below investment grade, Entergy may be required to replace Entergy Corporation guarantees with cash or letters of credit under some of the agreements.

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

	2006	2007	2008	2009	2010
Non-Utility Nuclear:
Percent of capacity sold forward:
Bundled capacity and energy contracts	12%	12%	12%	12%	12%
Capacity contracts	77%	46%	36%	24%	3%
Total	89%	58%	48%	36%	15%
Planned net MW in operation	4,184	4,200	4,200	4,200	4,200
Average capacity contract price per kW per month	$1.0	$1.1	$1.1	$1.0	$0.9
Blended Capacity and Energy (based on revenues)
% of planned generation and capacity sold forward	82%	71%	47%	27%	12%
Average contract revenue per MWh	$42	$46	$50	$55	$46

  As of December 31, 2005, approximately 96% of Non-Utility Nuclear's counterparty exposure from energy and capacity contracts is with counterparties with investment grade credit ratings.

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

  Other Business Activities

  Entergy Nuclear, Inc. also pursues service agreements with other nuclear power plants owners who seek the advantages of Entergy's scale and expertise but do not necessarily want to sell their assets. Services provided by either Entergy Nuclear, Inc. or other Non-Utility Nuclear subsidiaries include engineering, operations and maintenance, fuel procurement, management and supervision, technical support and training, administrative support, and other managerial or technical services required to operate, maintain, and decommission nuclear electric power facilities. Entergy Nuclear, Inc. provided decommissioning services for the Maine Yankee nuclear power plant and continues to pursue opportunities for Non-Utility Nuclear with other nuclear plant owners through operating agreements or innovative arrangements such as structured leases.

  In September 2003, Entergy's Non-Utility Nuclear business agreed to provide administrative support services for the 800 MW Cooper Nuclear Station located near Brownville, Nebraska. The contract is for 10 years, the remaining term of the plant's operating license. Entergy will receive $14 million in 2006 and in each of the remaining years of the contract. Entergy can also receive up to $6 million more per year beginning in 2007 if safety and regulatory goals are met. In addition, Entergy will be reimbursed for all employee-related expenses.

  Entergy Nuclear, Inc. also is a party to two business arrangements that assist it in providing operation and management services. Entergy Nuclear, Inc., in partnership with Areva (f/k/a Framatome ANP), offers operating license renewal and life extension services to nuclear power plants in the United States. Entergy Nuclear Inc., through its subsidiary, TLG Services, offers decommissioning, engineering, and related services to nuclear power plant owners.

  Energy Commodity Services

  Energy Commodity Services includes Entergy-Koch, LP and Entergy's non-nuclear wholesale assets business. The non-nuclear wholesale assets business sells to wholesale customers the electric power produced by power plants that it owns while it focuses on improving performance and exploring sales or restructuring opportunities for its power plants. Such opportunities are evaluated consistent with Entergy's market-based point-of-view. The non-nuclear wholesale assets business terminated new greenfield power development activity in 2002. Entergy-Koch, LP engaged in two major businesses: energy commodity marketing and trading through Entergy-Koch Trading, and gas transportation and storage through Gulf South Pipeline. Entergy-Koch sold both of these businesses in the fourth quarter of 2004, and Entergy-Koch is no longer an operating entity.

  Non-Nuclear Wholesale Assets Business

  Property

  Generating Stations

  The capacity of the generating stations owned in Entergy's non-nuclear wholesale assets business as of December 31, 2005 is indicated below:
Plant	Location	Ownership	Net Owned Capacity(1)	Type

Ritchie Unit 2, 544 MW	Helena, AR	100%	544 MW	Gas/Oil
Independence Unit 2, 842 MW	Newark, AR	14%	121 MW(2)	Coal
Warren Power, 300 MW	Vicksburg, MS	75%	225 MW(2)	Gas Turbine
Top of Iowa, 80 MW (3)	Worth County, IA	50%	40 MW	Wind
White Deer, 80 MW (3)	Amarillo, TX	50%	40 MW	Wind
RS Cogen, 425 MW (3)	Lake Charles, LA	50%	213 MW	Gas/Steam
Harrison County, 550 MW	Marshall, TX	61%	335 MW(2)	Combined Cycle Gas Turbine

(1)	"Net Owned Capacity" refers to the nameplate rating on the generating unit.
(2)

  The owned MW capacity is the portion of the plant capacity owned by Entergy's non-nuclear wholesale assets business. For a complete listing of Entergy's joint-owned generating stations, refer to "Jointly-Owned Generating Stations" in Note 1 to the consolidated financial statements.

(3)	Indirectly owned through interests in unconsolidated joint ventures.

  In addition to these generating stations, Entergy's non-nuclear wholesale assets business has a contract to take 60 MW of the power from a portion of the Nelson 6 coal plant owned by a third party.

  Energy and Capacity Sales

  Following is a summary of the amount of Energy Commodity Services' output and installed capacity that is currently sold forward under physical or financial contracts at fixed prices:

	2006	2007	2008	2009	2010
Energy Commodity Services:
Capacity
Planned MW in operation	1,578	1,578	1,578	1,578	1,578
% of capacity sold forward	33%	29%	29%	19%	17%
Energy
Planned generation (TWh)	4	4	4	4	4
% of planned generation sold forward	47%	41%	43%	36%	36%
Blended Capacity and Energy (based on revenues)
% of planned energy and capacity sold forward	25%	23%	26%	17%	17%
Average contract revenue per MWh	$26	$28	$28	$21	$20

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

  Regulation of Entergy's Business

  PUHCA 2005

  As part of the Energy Policy Act of 2005, PUHCA 2005 repealed PUHCA 1935. See "Energy Policy Act of 2005" in the "Significant Factors and Known Trends" section of Entergy Corporation and Subsidiaries Management's Discussion and Analysis for discussion of the implications of repeal of PUHCA 1935 and ongoing FERC regulation under the Federal Power Act.

  Federal Power Act

  The Federal Power Act regulates:

    the transmission and wholesale sale of electric energy in interstate commerce;
    the licensing of certain hydroelectric projects; and
    certain other activities, including accounting policies and practices of electric and gas utilities.

  The Federal Power Act gives FERC jurisdiction over the rates charged by System Energy for Grand Gulf capacity and energy provided to Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans and over some of the rates charged by Entergy Arkansas and Entergy Gulf States. FERC also regulates the rates charged for intrasystem sales pursuant to the System Agreement and the provision of transmission service to wholesale market participants.

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

  To the extent authorized by governing legislation, Entergy Gulf States is subject to the original jurisdiction of the municipal authorities of a number of incorporated cities in Texas with appellate jurisdiction over such matters residing in the PUCT. Entergy Gulf States' Texas business is also subject to regulation by the PUCT as to:

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

  Entergy Louisiana is also subject to the jurisdiction of the City Council with respect to such matters within Algiers in Orleans Parish.

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

  Regulation of the Nuclear Power Industry

  Atomic Energy Act of 1954 and Energy Reorganization Act of 1974

  Under the Atomic Energy Act of 1954 and the Energy Reorganization Act of 1974, the operation of nuclear plants is heavily regulated by the NRC, which has broad power to impose licensing and safety-related requirements. The NRC has broad authority to impose fines or shut down a unit, or both, depending upon its assessment of the severity of the situation, until compliance is achieved. Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and System Energy, as owners of all or portions of ANO, River Bend, Waterford 3, and Grand Gulf, respectively, and Entergy Operations, as the licensee and operator of these units, are subject to the jurisdiction of the NRC. Entergy's Non-Utility Nuclear business is subject to the NRC's jurisdiction as the owner and operator of Pilgrim, Indian Point Energy Center, FitzPatrick, and Vermont Yankee. Substantial capital expenditures at Entergy's nuclear plants because of revised safety requirements of the NRC could be required in the future.

  Nuclear Waste Policy Act of 1982

  Under the Nuclear Waste Policy Act of 1982, the DOE is required, for a specified fee, to construct storage facilities for, and to dispose of, all spent nuclear fuel and other high-level radioactive waste generated by domestic nuclear power reactors. Entergy's nuclear owner/licensee subsidiaries provide for the estimated future disposal costs of spent nuclear fuel in accordance with the Nuclear Waste Policy Act of 1982. The affected Entergy companies entered into contracts with the DOE, whereby the DOE will furnish disposal service at a cost of one mill per net kWh generated and sold after April 7, 1983, plus a one-time fee for generation prior to that date. Entergy Arkansas is the only one of the domestic utility companies that generated electric power with nuclear fuel prior to that date and has a recorded liability as of December 31, 2005 of $159.6 million for the one-time fee. Entergy's Non-Utility Nuclear business has accepted assignment of the Pilgrim, FitzPatrick, Indian Point 3, Indian Point 2, and Vermont Yankee spent fuel disposal contracts with the DOE held by their previous owners. The previous owners have paid or retained liability for the fees for all generation prior to the purchase dates of those plants. The fees payable to the DOE may be adjusted in the future to assure full recovery. Entergy considers all costs incurred for the disposal of spent nuclear fuel, except accrued interest, to be proper components of nuclear fuel expense. Provisions to recover such costs have been or will be made in applications to regulatory authorities for the U.S. Utility plants. By the end of 2005, Entergy's total spent fuel fees to date, including the one-time fee liability of Entergy Arkansas, surpassed one billion dollars.

  The permanent spent fuel repository in the U.S. has been legislated to be Yucca Mountain, Nevada. The DOE is required by law to proceed with the licensing and, after the license is achieved (granted by the NRC), the repository construction and commencement of receipt of spent fuel. Since DOE has not accomplished these objectives, it is in non-compliance with the Nuclear Waste Policy Act of 1982 and has breached its spent fuel disposal contracts. DOE recently has had additional delays and has not indicated when the license application will be filed. Large uncertainty remains regarding the time frame under which the DOE will begin to accept spent fuel from Entergy's facilities for storage or disposal. As a result, continuing future expenditures will be required to increase spent fuel storage capacity at Entergy's nuclear sites.

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

  Pending DOE acceptance and disposal of spent nuclear fuel, the owners of nuclear plants are providing their own spent fuel storage.  Current on-site spent fuel storage capacity at Grand Gulf and Waterford is estimated to be sufficient until approximately 2007 and 2012, respectively; dry cask storage facilities are planned to be placed into service at these units in 2006 and 2011, respectively.  Construction at Grand Gulf's facility is in progress. River Bend loaded its first dry cask at its new facility in December 2005 and will load more dry casks as needed. An ANO storage facility using dry casks began operation in 1996 and has been expanded since and will be further expanded as needed.  The spent fuel storage pool at Pilgrim is licensed to provide enough storage capacity until approximately 2012. The first spent fuel, dry casks storage were loaded at Fitzpatrick in 2002, and further dry casks have been and will be loaded there as needed.  Indian Point and Vermont Yankee currently have sufficient spent fuel storage capacity until approximately 2006 and 2007, respectively; dry cask storage facilities are planned to begin operation at both sites in 2006 and 2007, respectively. Implementation of dry cask storage at Vermont Yankee is currently the subject of pending regulatory proceedings in Vermont.

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

  In June 2001, Entergy Arkansas received notification from the NRC of approval for a renewed operating license authorizing operations at ANO 1 through May 2034. In July 2005, Entergy Arkansas received notification from the NRC of approval for a renewed operating license authorizing operations at ANO 2 through July 2038. The APSC ordered Entergy Arkansas to use a 20-year life extension assumption for ANO 1 and 2, which resulted in the cessation of the collection of funds to decommission ANO 1 and 2 beginning in 2001. Entergy Arkansas' projections show that with the assumption of 20 years of extended operational life for both units, the current fund balance with earnings over the extended life will be sufficient to decommission both units. Every five years, Entergy Arkansas is required by the APSC to update the estimated costs to decommission ANO. In March 2003, Entergy Arkansas filed with the APSC its third five-year estimate of ANO decommissioning costs. The updated estimate indicated the current cost to decommission the two ANO units would be $936 million compared to $813 million in the 1997 estimate. In September 2003, the APSC approved a stipulation between the APSC Staff and Entergy Arkansas resolving issues in the decommissioning cost estimate proceeding. Entergy Arkansas and the APSC Staff agreed to exclude, at this time, certain spent fuel management costs because of uncertainty associated with the responsibility of the DOE for all or a portion of those costs as a result of Entergy Arkansas' contract with the DOE to start taking spent fuel from ANO beginning in 1998. Entergy Arkansas reserves the right to seek a decision from the APSC on this issue prior to the next required decommissioning cost filing should significant changes in relevant facts and circumstances warrant.

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

  Energy Policy Act of 1992

  The Energy Policy Act of 1992 requires all electric utilities (including Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and System Energy) that purchased uranium enrichment services from the DOE to contribute up to a total of $150 million annually over approximately 15 years (adjusted for inflation, up to a total of $2.25 billion) for decontamination and decommissioning of enrichment facilities. At December 31, 2005, one year of assessments remains. In accordance with the Energy Policy Act of 1992, contributions to decontamination and decommissioning funds are recovered through rates in the same manner as other fuel costs. The estimated annual contributions by Entergy for decontamination and decommissioning fees are discussed in Note 8 to the financial statements. Entergy will oppose any attempts to extend the assessments past this date, but cannot state with certainty that an extension will not be made.

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

  New Source Review

  Preconstruction permits are required for new facilities and for existing facilities that undergo a modification that is not classified as routine repair, maintenance, or replacement. Units that undergo a non-routine modification must obtain a permit modification and may be required to install additional air pollution control technologies. Entergy has an established process for identifying modifications requiring additional permitting approval and has followed the regulations and associated guidance provided by the states and the federal government with regard to the determination of routine repair, maintenance, and replacement. In recent years, however, EPA has begun an enforcement initiative, aimed primarily at coal plants, to identify modifications that it does not consider routine and that have failed to obtain a permit modification. Entergy to date has not been included in any of these enforcement actions. Nevertheless, various courts and the EPA have been inconsistent in their judgments regarding what modifications are considered routine. In 2003, the EPA promulgated a rule to attempt to clarify this issue, but the rule has been challenged in the United States Court of Appeals for the District of Columbia Circuit, and its effectiveness has been stayed by the court.  The court is expected to issue a ruling this year.

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

  Ozone Non-attainment

  Entergy Gulf States and Entergy Louisiana each operate fossil-fueled generating units in geographic areas that are not in attainment of the currently-enforced national ambient air quality standards for ozone. Texas non-attainment areas that impact Entergy are the Houston-Galveston and the Beaumont-Port Arthur areas. In Louisiana, Entergy is affected by the non-attainment status of the Baton Rouge area. Areas in non-attainment are classified as "marginal", "moderate," "serious," or "severe." When an area fails to meet the ambient air standard, the EPA requires state regulatory authorities to prepare state implementation plans meant to cause progress toward bringing the area into attainment with applicable standards.

  In April 2004, the EPA issued a final rule, effective June 2005, revoking the 1-hour ozone standard, including designations and classifications. In a separate action over the same period, the EPA enacted 8-hour ozone non-attainment classifications and stated that areas designated as non-attainment under a new 8-hour ozone standard shall have one year to adjust to the new requirements with submittal of a new attainment plan. For Louisiana, the Baton Rouge area is now classified as a ''marginal" (rather than "severe") non-attainment area under the new standard with an attainment date of June 15, 2007. For Texas, the Beaumont-Port Arthur area is now classified as a "marginal" (rather than "serious") non-attainment area under the new standard with an attainment date of June 15, 2007 and the Houston-Galveston area is now classified as "moderate" non-attainment under the new standard with an attainment date of June 15, 2010. Specific costs of compliance cannot be estimated at this time, but Entergy is monitoring development of the respective state implementation plans and will develop specific compliance strategies as the plans move through the adoption process.

  Hazardous Air Pollutants

  In March 2005, the EPA issued a federal rule to permanently cap and reduce mercury emissions from coal-fired power plants. The Clean Air Mercury Rule establishes "standards of performance" limiting mercury emissions from new and existing coal-fired power plants and creates a market-based cap-and-trade program that will reduce nationwide utility emissions of mercury in two distinct phases. The first phase cap is 38 tons beginning in 2010. The rule has been challenged in the United States Court of Appeals for the District of Columbia Circuit; however, unless the rule is stayed, compliance deadlines remain in effect. The rule is also being challenged by various members of the U.S. Senate through a process called the Congressional Review Act. EPA recently announced it is accepting additional comments on certain aspects of the regulation. The regulatory approach chosen by EPA to regulate mercury emissions is quite controversial, and Entergy is monitoring developments and working towards a reasonable, cost-effective, technologically sound regulation.

  Entergy owns units that will be subject to the mercury regulations and is studying compliance options in order to determine the best control alternative. Entergy expects that any necessary capital expenditures will occur between 2006 and 2009 and are estimated to be approximately $26 million. Ongoing operating costs will begin in 2010.

  Interstate Air Transport

  In March 2005, the EPA finalized the Clean Air Interstate Rule (CAIR), which will reduce SO2 and NOx emissions from electric generation plants in order to improve air quality in 29 eastern states. The rule will require a combination of investment of capital to install pollution control equipment and increased operating costs. Entergy's capital investment and annual operation and maintenance allowance purchase costs will depend on the economic assessment of NOx and SO2 allowance markets, the cost of control technologies, and unit usage. At this time, Entergy estimates that the cost to its Fossil generation fleet will be approximately $73 million.

  The capital financial impact could be offset by emission markets which allow for purchases or use of allocated credits; however, the allocation of the emission allowances and the set up of the market will determine the ultimate cost to Entergy. Entergy believes that the allocation is unfairly skewed towards states with relatively higher emissions by the use of a fuel-adjustment factor. Accordingly, Entergy filed a request for reconsideration of the allocation. EPA granted this request and is reconsidering the rule. Entergy also has filed a challenge to this aspect of the rule in the D.C. Circuit. Entergy will continue to study the final rule's impact to its generation fleet and will work to ensure that all states are treated fairly in the allocation of emission credits.

  In June 2005, the EPA issued the final Best Available Retrofit Control Technology (BART) regulations which could potentially result in a requirement to install SO2 pollution control technology on certain of Entergy's coal and oil generation units. The impact of this rule is unclear as it leaves BART determinations to be made by respective states, but could result in significant increased capital and operating costs on certain units.

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
    pursuit by the Bush administration of a voluntary program intended to reduce CO2 emissions;
    passage of the Regional Greenhouse Gas Initiative by seven states in the northeast U.S.; and
    efforts by certain external groups to compel mandatory reporting and disclosure of CO2 emissions and risk. Entergy, as one of the 50 largest electric generators, has received a request for this disclosure.

  Entergy continues to monitor these actions in order to analyze their potential operational and cost implications.

  In anticipation of the potential imposition of CO2 emission limits on the electric industry in the future, Entergy has initiated actions designed to reduce its exposure to potential new governmental requirements related to CO2 emissions. These actions include establishment of a formal program to stabilize power plant CO2 emissions at year 2000 levels through 2005 and support for national legislation that would increase planning certainty for electric utilities while addressing emissions in a responsible and flexible manner. By virtue of its proportionally large investment in low- or non-emitting gas-fired and nuclear generation technologies, Entergy's overall CO2 emission "intensity," or rate of CO2 emitted per kilowatt-hour of electricity generated, is already among the lowest in the industry. Total CO2 emissions representing the company's ownership share of power plants in the United States were approximately 53.24 million tons in 2000, 49.58 million tons in 2001, 44.20 million tons in 2002, 36.78 million tons in 2003, 38.28 million tons in 2004 and 36.50 million tons in 2005.

  Clean Water Act

  The 1972 amendments to the Federal Water Pollution Control Act (known as the Clean Water Act or CWA) provide the statutory basis for the National Pollutant Discharge Elimination System permit program and the basic structure for regulating the discharge of pollutants from point sources to waters of the United States. The CWA requires all discharges of pollutants to waters of the United States to be permitted.

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

  Entergy's non-utility nuclear generation business is currently in various stages of the data evaluation and discharge permitting process for its generation facilities. Indian Point is involved in an administrative permitting process with the New York environmental authority for renewal of the Indian Point 2 and 3 discharge permits. In November 2003, the New York State Department of Environmental Conservation (NYDEC) issued a draft permit indicating that closed cycle cooling would be considered the "best technology available" for minimizing perceived adverse environmental impacts attributable to the intake and discharge of cooling water at Indian Point 2 and 3. The draft permit would require Entergy to take certain steps to assess the feasibility of retrofitting the site to install cooling towers before re-licensing Indian Point 2 and 3, whose current licenses with the NRC expire in 2013 and 2015. The draft permit could also require, upon its becoming effective, the facilities to take an annual 42 unit-day outage (coordinated with the existing refueling outage schedule) and provide a payment into a NYDEC account until the start of cooling tower construction. Entergy is participating in the administrative process in order to have the draft permit modified prior to final issuance and opposes any requirement to install cooling towers or to begin annual outages at Indian Point 2 and 3. Accordingly, Entergy also has filed a separate action in New York state court seeking a determination that the state cooling water intake structure regulation underpinning the NYDEC's draft permit for Indian Point 2 and 3 was improperly promulgated and is thus void. The New York trial court and interim appellate court dismissed Entergy's claim, and Entergy has appealed to the New York Court of Appeals. Pilgrim and Fitzpatrick received approval from the EPA and the NYDEC, respectively, allowing the full 3 1/2-year schedule for compliance demonstration as is outlined in the new rule and will also pursue appropriate supplementation of the existing record regarding perceived impacts, options and costs. Entergy's other Non-Utility Nuclear generation facilities are in the process of reviewing data, considering implementation options, providing information required by the current rule to the EPA and the affected states, and requesting the 3 1/2-year submission schedule allowed by the rule, where necessary.

  Entergy's domestic utility generation facilities are likewise in the process of reviewing data, considering implementation options, providing information required by the current rule to the EPA and the affected states, and requesting the extended submission schedule allowed by the rule, where necessary.

  Oil Pollution Prevention Regulation

  The EPA published a revised Oil Pollution Prevention rule in July 2002. The rule potentially affects Entergy's operation of its approximately 3,500 transmission and distribution electrical equipment installations. While the published rule provides a great deal of flexibility to the regulated community insofar as allowable strategies, it also provided the EPA with a great deal of discretion in evaluation of a facility's compliance with the rule. In September 2004, the EPA solicited comments on alternative management strategies for oil-filled electrical equipment that were proposed by the Utility Solid Waste Activities Group and Entergy. The EPA published a proposed rule in December 2005 that solicited comments on proposed compliance requirements for oil-filled operating equipment. This category of equipment includes devices such as oil-filled electrical equipment, turbine lubrication and hydraulic-actuated control systems. This proposal eliminates the mandatory requirement to equip such devices with oil containment systems and is extremely favorable to the electric utility industry. It is anticipated that the final rule will be issued in October 2006. In addition to the proposed rule, the EPA published and is seeking comment on guidance pertaining to other issues that were not adequately addressed in the August 2002 rule. The comment period for both documents closed on February 10, 2006.

  Comprehensive Environmental Response, Compensation, and Liability Act of 1980

  The Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (CERCLA), authorizes the EPA to mandate clean-up by or to collect reimbursement of clean-up costs from owners or operators of sites from which hazardous substances may be or have been released. Parties that transported hazardous substances to these sites or arranged for the disposal of the substances are also deemed liable by CERCLA. CERCLA has been interpreted to impose strict, joint, and several liability on responsible parties. The domestic utility companies have sent waste materials to various disposal sites over the years. In addition, environmental laws now regulate certain of the companies' operating procedures and maintenance practices which historically were not subject to regulation. Some disposal sites used by Entergy have been the subject of governmental action under CERCLA, resulting in site clean-up activities. The domestic utility companies have participated to various degrees in accordance with their respective potential liabilities in such site clean-ups and have developed experience with clean-up costs. The affected companies have established reserves for such environmental clean-up and restoration activities. Details of material CERCLA liabilities are discussed for each operating company in the "Other Environmental Matters" section below.

  Other Environmental Matters

  Entergy Gulf States

  Several class action and other suits have been filed in state and federal courts seeking relief from Entergy Gulf States and others for damages caused by the disposal of hazardous waste and for asbestos-related disease allegedly resulting from exposure on Entergy Gulf States' premises (see "Litigation" below).

  Entergy Gulf States is currently involved in a remedial investigation of the Lake Charles Service Center site, located in Lake Charles, Louisiana. A manufactured gas plant (MGP) is believed to have operated at this site from approximately 1916 to 1931. Coal tar, a by-product of the distillation process employed at MGPs, was apparently routed to a portion of the property for disposal. The same area has also been used as a landfill. In 1999, Entergy Gulf States signed a second Administrative Consent Order with the EPA to perform removal action at the site. In 2002, approximately 7,400 tons of contaminated soil and debris were excavated and disposed of from an area within the service center. In 2003, a cap was constructed over the remedial area to prevent the migration of contamination to the surface. In August 2005, an administrative order was issued by the EPA requiring that a 10-year groundwater study be conducted at this site. The groundwater monitoring study, which was delayed because of Hurricane Rita, will begin in the first quarter of 2006. Entergy Gulf States believes that its ultimate responsibility for this site will not materially exceed its existing clean-up provision of $1.5 million.

  In 1994, Entergy Gulf States performed a site assessment in conjunction with a construction project at the Louisiana Station Generating Plant (Louisiana Station). In 1995, a further assessment confirmed subsurface soil and groundwater impact to three areas on the plant site. After validation, a notification was made to the LDEQ and a phased process was executed to remediate each area of concern. The final phase of groundwater clean-up and monitoring at Louisiana Station is expected to continue through 2009. The remediation cost incurred through December 31, 2005 for this site was $6.7 million. Future costs are not expected to exceed the existing provision of $0.8 million.

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

  The Southern Transformer Shop located in New Orleans served both Entergy Louisiana and Entergy New Orleans. This transformer shop is now closed and soil and groundwater assessment activities have resumed since the demolition of the onsite buildings and structures was completed in early 2004. Entergy has entered into the Voluntary Remediation Program with the LDEQ and submitted a Site Investigation Workplan. A liability of approximately $210,000 has been established for environmental assessment and remediation costs with estimated completion in late-2006.

  During 1993, the LDEQ issued new rules for solid waste regulation, including regulation of wastewater impoundments. Entergy Louisiana has determined that some of their power plant wastewater impoundments were affected by these regulations and may require remediation, repair, or closure. Completion of this work is dependent on pending LDEQ approval of submitted solid waste permit applications. As a result, a recorded liability in the amount of $2.1 million for Entergy Louisiana existed at December 31, 2005 for anticipated wastewater remediation and repairs and closures. Management of Entergy Louisiana believes this reserve to be adequate based on current estimates.

  Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and Entergy New Orleans

  The Texas Commission on Environmental Quality (Commission) notified Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and Entergy New Orleans that the Commission believes those entities are potentially responsible parties (PRPs) concerning contamination existing at the San Angelo Electric Service Company (SESCO) facility in San Angelo, Texas. The facility operated as a transformer repair and scrapping facility from the 1930s until 2003. Both soil and groundwater contamination exists at the site. Entergy Gulf States and Entergy Louisiana sent transformers to this facility during the 1980s. Entergy Gulf States, Entergy Louisiana, and Entergy Arkansas have responded to an information request from the Commission and will continue to cooperate in this investigation. Entergy New Orleans has provided requested information concerning its status in bankruptcy. Entergy Gulf States and Entergy Louisiana have joined a group of PRPs responding to site conditions in cooperation with the State of Texas, creating cost allocation models based on review of SESCO documents and employee  interviews, and investigating contribution actions against other PRPs.  Entergy Gulf States and Entergy Louisiana likely will be required to contribute to the remediation of contaminated soil and groundwater at the site, while Entergy Arkansas and Entergy New Orleans likely will pay de minimis amounts.  Current estimates, although preliminary and variable depending on the level of third-party cost contributions, indicate that Entergy's total share of remediation costs likely will be less than $1 million.

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

  Entergy Louisiana

  Transmission and distribution storm teams entered wetland areas of Lafourche Parish to restore Entergy Louisiana's Barataria-Golden Meadow line shortly after Hurricane Katrina.  A portion of this line crosses property owned by Lafourche Realty.  The realty company has requested that Entergy Louisiana now conduct an extensive wetland mitigation program over a ten-acre area.  Entergy Louisiana believes that the marsh area affected by its activities is less than 2 acres and that restoration can be conducted to the satisfaction of the United States Corps of Engineers and the State of Louisiana for less than $1 million.  Entergy Louisiana is meeting with the Corps and the State of Louisiana to determine the extent of mitigation required by the Clean Water Act and parallel state law.

  Litigation

  Entergy uses legal and appropriate means to contest litigation threatened or filed against it, but certain states in which Entergy operates have proven to be unusually litigious environments. Judges and juries in Louisiana, Mississippi, and Texas have demonstrated a willingness to grant large verdicts, including punitive damages, to plaintiffs in personal injury, property damage, and business tort cases. The litigation environment in these states poses a significant business risk to Entergy.

  Ratepayer Lawsuits (Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and Entergy New Orleans)

  Entergy New Orleans Fuel Clause Litigation

  In April 1999, a group of ratepayers filed a complaint against Entergy New Orleans, Entergy Corporation, Entergy Services, and Entergy Power in state court in Orleans Parish purportedly on behalf of all Entergy New Orleans ratepayers. The plaintiffs seek treble damages for alleged injuries arising from the defendants' alleged violations of Louisiana's antitrust laws in connection with certain costs passed on to ratepayers in Entergy New Orleans' fuel adjustment filings with the City Council. In particular, plaintiffs allege that Entergy New Orleans improperly included certain costs in the calculation of fuel charges and that Entergy New Orleans imprudently purchased high-cost fuel or energy from other Entergy affiliates. Plaintiffs allege that Entergy New Orleans and the other defendant Entergy companies conspired to make these purchases to the detriment of Entergy New Orleans' ratepayers and to the benefit of Entergy's shareholders, in violation of Louisiana's antitrust laws. Plaintiffs also seek to recover interest and attorneys' fees. Entergy filed exceptions to the plaintiffs' allegations, asserting, among other things, that jurisdiction over these issues rests with the City Council and FERC. In March 2004, the plaintiffs supplemented and amended their petition. If necessary, at the appropriate time, Entergy will also raise its defenses to the antitrust claims. The suit in state court has been stayed by stipulation of the parties pending review of the decision by the City Council in the proceeding discussed in the next paragraph.

  Plaintiffs also filed a corresponding complaint with the City Council in order to initiate a review by the City Council of the plaintiffs' allegations and to force restitution to ratepayers of all costs they allege were improperly and imprudently included in the fuel adjustment filings. Testimony was filed on behalf of the plaintiffs in this proceeding asserting, among other things, that Entergy New Orleans and other defendants have engaged in fuel procurement and power purchasing practices and included costs in Entergy New Orleans' fuel adjustment that could have resulted in Entergy New Orleans customers being overcharged by more than $100 million over a period of years. Hearings were held in February and March 2002. In February 2004, the City Council approved a resolution that resulted in a refund to customers of $11.3 million, including interest, during the months of June through September 2004. The resolution concludes, among other things, that the record does not support an allegation that Entergy New Orleans' actions or inactions, either alone or in concert with Entergy Corporation or any of its affiliates, constituted a misrepresentation or a suppression of the truth made in order to obtain an unjust advantage of Entergy New Orleans, or to cause loss, inconvenience or harm to its ratepayers. Management believes that it has adequately provided for the liability associated with this proceeding. The plaintiffs appealed the City Council resolution to the state courts. On May 26, 2005, the Civil District Court for the Parish of Orleans affirmed the City Council resolution that resulted in a refund to customers of $11.3 million, including interest, during the months of June through September 2004, finding no support for the plaintiff's claim that the refund amount should be higher.

  In June 2005, the plaintiffs appealed the Civil District Court decision to the Louisiana Fourth Circuit Court of Appeal. Subsequent to Entergy New Orleans' filing of a bankruptcy petition in the Eastern District of Louisiana, Entergy New Orleans filed a Notice of Stay with the Court of Appeal. The Bankruptcy Court lifted the stay with respect to the plaintiffs' appeal of the Civil District Court decision, but the class action lawsuit remains stayed. In February 2006, Entergy New Orleans filed a notice removing the class action lawsuit from the Civil District Court to the U.S. District Court for the Eastern District of Louisiana.  Additionally, in the Entergy New Orleans bankruptcy proceeding, the named plaintiffs in the Entergy New Orleans fuel clause lawsuit, together with the named plaintiffs in the Entergy New Orleans rate of return lawsuit, filed a Complaint for Declaratory Judgment asking the court to declare that Entergy New Orleans, Entergy Corporation, and Entergy Services are a single business enterprise, and as such, are liable in solido with Entergy New Orleans for any claims asserted in the Entergy New Orleans fuel clause lawsuit and the Entergy New Orleans rate of return lawsuit, and alternatively, that the automatic stay be lifted to permit the movants to pursue the same relief in state court.  Answers were due in this adversary proceeding in February 2006, but Entergy New Orleans has requested an extension to answer until March 2006.

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

  In December 2003, the Council Advisors filed a motion in the City Council proceedings to bifurcate the hearing in this matter, such that the effect of the provision of the 1922 Ordinance in setting lawful rates would be considered first. Only if it is determined that this provision establishes a limitation, would the remaining issues be reached. The motion to bifurcate was granted by the City Council in April 2004, and a hearing on the first part of the bifurcated proceeding was completed in June 2005. A briefing schedule has been established which calls for submission of the Phase I evidentiary record to the City Council in March 2006.

  Additionally, in the Entergy New Orleans bankruptcy proceeding, the named plaintiffs in the Entergy New Orleans rate of return lawsuit, together with the named plaintiffs in the Entergy New Orleans  fuel clause lawsuit, filed a Complaint for Declaratory Judgment asking the court to declare that Entergy New Orleans, Entergy Corporation, and Entergy Services are a single business enterprise, and as such, are liable in solido with Entergy New Orleans for any claims asserted in the Entergy New Orleans rate of return lawsuit and the Entergy New Orleans fuel clause lawsuit, and alternatively, that the automatic stay be lifted to permit the movants to pursue the same relief in state court.  Answers were due in this adversary proceeding in February 2006, but Entergy New Orleans has requested an extension to answer until March 2006.

  Texas Power Price Lawsuit

  In August 2003, a lawsuit was filed in the district court of Chambers County, Texas by Texas residents on behalf of a purported class apparently of the Texas retail customers of Entergy Gulf States who were billed and paid for electric power from January 1, 1994 to the present. The named defendants include Entergy Corporation, Entergy Services, Entergy Power, Entergy Power Marketing Corp., and Entergy Arkansas. Entergy Gulf States is not a named defendant, but is alleged to be a co-conspirator. The court has granted the request of Entergy Gulf States to intervene in the lawsuit to protect its interests.

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

  On March 2, 2006 the Corpus Christi Court of Appeals handed down its opinion and judgment. The court of appeals determined that neither the FERC nor the PUCT had exclusive jurisdiction over the plaintiffs' claims and, on this basis, reversed the district court's dismissal order and remanded the case for further proceedings. The court of appeals affirmed the district court's decision allowing Entergy Gulf States to intervene in the case. Entergy now has the option of seeking rehearing from the court of appeals, or of filing a petition for review with the Texas Supreme Court.

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

  Fiber Optic Cable Litigation (Entergy Corporation, Entergy Gulf States, and Entergy Louisiana and Entergy Mississippi)
In 1998, a group of property owners filed a class action suit against Entergy Corporation, Entergy Gulf States, Entergy Services, and Entergy Technology Holding Company in state court in Jefferson County, Texas purportedly on behalf of all property owners in each of the states throughout the Entergy service area who have conveyed easements to the defendants. The lawsuit alleged that Entergy installed fiber optic cable across their property without obtaining appropriate easements. The plaintiffs sought actual damages for the use of the land and a share of the profits made through use of the fiber optic cables and punitive damages. The state court petition was voluntarily dismissed, and the plaintiffs commenced a class action suit with the same claims in the United States District Court in Beaumont, Texas. Both sides have filed motions for summary judgment, which were heard by the court in late 2001. In 2003, the district judge ruled that as a matter of law, all of the Texas easements permit Entergy to utilize the fiber for their own communications. Further, the court ruled that approximately two-thirds of the Texas easements allow Entergy to use the fiber for external or third party communications. Entergy believes that any damages suffered by the remaining one-third plaintiff landowners are negligible and that there is no basis for the claim seeking a share of profits. In April 2004, the trial court entered an order denying the plaintiffs' request that this case be certified as a class. The plaintiffs appealed this ruling to the United States Court of Appeals for the Fifth Circuit, which recently upheld the trial court's order denying the class certification. At this time, management cannot determine the specific amount of damages being sought.

Several property owners have filed a class action suit against Entergy Louisiana, Entergy Services, ETHC, and Entergy Technology Company in state court in St. James Parish, Louisiana purportedly on behalf of all property owners in Louisiana who have conveyed easements to the defendants. The lawsuit alleges that Entergy installed fiber optic cable across their property without obtaining appropriate easements. The plaintiffs seek actual damages for the use of the land and a share of the profits made through use of the fiber optic cables and punitive damages. Entergy removed the case to federal court in New Orleans; however, the District Court remanded the case back to state court.  While Entergy appealed this ruling, recently the United States Court of Appeals for the Fifth Circuit denied this appeal.  In December 2003, the trial court held a hearing to determine if a class should be certified. On February 18, 2004, the trial court entered an order certifying this matter as a class. Entergy appealed this ruling to the Louisiana Fifth Circuit Court of Appeals, which has denied Entergy's appeal of the trial court's order certifying a class. Entergy sought an appellate review of the certification order before the Louisiana Supreme Court, which was denied in December 2005. The state trial judge has set trial in this matter for May 2007. At this time, management cannot determine the specific amount of damages being sought.

Several property owners have filed separate lawsuits against Entergy Corporation, Entergy Mississippi, Entergy Services, ETHC, and ETC in state court in various counties in Mississippi alleging that Entergy Mississippi installed fiber optic cable across their properties without obtaining appropriate easements. The plaintiffs seek actual damages for the use of the land, a share of the profits made through use of the fiber optic cables, and an unspecified amount of punitive damages in the other cases. Plaintiffs in some of the lawsuits have agreed to dismiss the lawsuits based on evidence that there was no fiber optic cable running across their property.

Asbestos and Hazardous Waste Suits (Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans)

Numerous lawsuits have been filed in federal and state courts in Texas, Louisiana, and Mississippi primarily by contractor employees in the 1950-1980 timeframe against Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans as premises owners of power plants, for damages caused by alleged exposure to asbestos or other hazardous material. Many other defendants are named in these lawsuits as well. Currently, there are approximately 555 lawsuits involving approximately 10,000 claims. Reserves have been established that should be adequate to cover any exposure. Additionally, negotiations continue with insurers to recover more reimbursement. Management believes that loss exposure has been and will continue to be handled successfully so that the ultimate resolution of these matters will not be material, in the aggregate, to the companies' financial position or results of operation.

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

Research Spending

Entergy is a member of the Electric Power Research Institute (EPRI). EPRI conducts a broad range of research in major technical fields related to the electric utility industry. Entergy participates in various EPRI projects based on Entergy's needs and available resources. The domestic utility companies contributed $1.6 million in both 2005 and 2004 and $1.5 million in 2003 to EPRI. The Non-Utility Nuclear business contributed $2.1 million in 2005, $3.2 million in 2004, and $3 million in 2003.

Employees

Employees are an integral part of Entergy's commitment to serving its customers. As of December 31, 2005, Entergy employed 14,136 people.

U.S. Utility:
Entergy Arkansas	1,467
Entergy Gulf States	1,616
Entergy Louisiana	948
Entergy Mississippi	797
Entergy New Orleans	369
System Energy	-
Entergy Operations	2,684
Entergy Services	2,676
Entergy Nuclear Operations	3,218
Other subsidiaries	220
Total Full-time	13,995
Part-time	141
Total Entergy	14,136

Approximately 4,800 employees are represented by the International Brotherhood of Electrical Workers Union, the Utility Workers Union of America, and the International Brotherhood of Teamsters Union.

RISK FACTORS

The following factors, in addition to others specifically addressed in this Management's Discussion and Analysis of Financial Condition and Results of Operations, could have a material impact on Entergy's and its subsidiaries' operations, financial results and financial condition, and could cause Entergy's and its subsidiaries' actual results or outcomes to differ materially from any projected outcome contained in any forward-looking statement in this report:

(Entergy Corporation, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans)

Entergy's results of operations, financial condition and liquidity could be materially and adversely affected if the domestic utility companies fail to recover, or experience delays in recovering, storm restoration costs incurred as a result of Hurricane Katrina and Hurricane Rita or as a result of continued lost revenue from these two hurricanes.

Hurricanes Katrina and Rita caused catastrophic damage in Louisiana, Mississippi and Texas to portions of the service territories of Entergy New Orleans, Entergy Louisiana, Entergy Mississippi and Entergy Gulf States. As a result of these two hurricanes, these subsidiaries have recorded accruals for the estimated storm restoration costs for the repair and/or replacement of their electric and gas facilities damaged by Hurricanes Katrina and Rita and business continuity costs, which are currently estimated to be $1.5 billion. The cost estimates do not include other potential incremental losses, such as the inability to recover fixed costs scheduled for recovery through base rates, which base rate revenue was not recovered due to a loss of anticipated sales. Entergy and the domestic utility companies are pursuing a broad range of initiatives to recover storm restoration costs. Initiatives include (1) obtaining reimbursement of certain costs covered by insurance, (2) obtaining assistance through federal legislation for Hurricane Katrina as well as Hurricane Rita, and (3) pursuing recovery through existing or new rate mechanisms regulated by FERC and local regulatory bodies. Because the domestic utility companies have not completed the regulatory process regarding these storm costs, however, there is an element of risk regarding recovery. Entergy is unable to predict with certainty the degree of success the domestic utility companies may have in their recovery initiatives, the amount of restoration costs, insurance proceeds and incremental losses they may ultimately recover, or the timing of such recovery. For further information regarding the effects of Hurricane Katrina and Hurricane Rita, including the effect on revenues for those domestic utility companies where customers are unable to accept electric and gas service, reference is made to ENTERGY CORPORATION AND ITS SUBSIDIARIES - MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - "Hurricane Katrina and Hurricane Rita." For further information with respect to storm cost recovery regulatory filings, reference is made to Note 2 "RATE AND REGULATORY MATTERS" - Regulatory Assets - "Other Regulatory Assets" to the Entergy consolidated financial statements and the respective financial statements of the domestic utility companies and System Energy.

(Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi and Entergy New Orleans)

The consequences of Hurricanes Katrina and Rita have negatively affected the liquidity of Entergy and the domestic utility companies. The occurrence of one or more contingencies, including other unknown events such as other hurricanes or ice storms, and increases in gas and fuel prices, could put further pressure on the adequacy of the liquidity and capital resources of Entergy, the domestic utility companies and the Non-Utility Nuclear and Competitive Retail Services businesses, which could materially and adversely affect the financial condition and results of operations of Entergy and the domestic utility companies, Entergy's corporate credit ratings and the credit ratings of the domestic utility companies.

Under normal circumstances, Entergy's business is capital intensive, and depends upon its ability to access capital at rates and on terms that Entergy determines to be reasonable. The hurricanes and the resulting consequences on Entergy's business have placed even greater importance on the ability of Entergy and its subsidiaries to access the capital markets to support the increased liquidity needs. At the same time, the continued rapid increase in natural gas prices has resulted in increased working capital requirements for the domestic utility companies while waiting for existing regulatory fuel and purchased power recovery mechanisms to catch-up. The high natural gas prices and effect of the cumulative deferred fuel balance will continue to have a negative effect on the liquidity of Entergy's domestic utility business.

Additionally, high power prices have caused and, in the future, may continue to cause, an increase in the liquidity needs for Entergy and the Non-Utility Nuclear and Competitive Retail Services businesses. Some of the agreements to sell power by Entergy's Non-Utility Nuclear power plants and the wholesale supply agreements entered into by Entergy's Competitive Services Retail business contain provisions that require an Entergy subsidiary to provide collateral to secure its obligations under these agreements. The Entergy subsidiary may be required to provide collateral based upon the difference between the current market and contracted power prices in the regions where the Non-Utility Nuclear and Competitive Retail Services businesses sell power. The primary form of the collateral to satisfy these requirements is an Entergy Corporation guarantee. Cash and letters of credit are also acceptable forms of collateral.

The occurrence of one or more contingencies, including higher than estimated storm restoration costs, lower than expected insurance recovery with respect to storm restoration costs, or a delay in such recovery, a delay in the recovery of storm restoration costs, a greater than expected increase in natural gas prices, an increase in credit support requirements relating to Entergy's Non-Utility Nuclear and Competitive Retail Services businesses, an acceleration of payments or decreased credit lines in respect of fuel or power supply to the domestic utility companies, less cash flow from operations than expected, or other unknown events, such as future storms, could cause the financing needs of Entergy and its subsidiaries to increase, which may result in an increase in leverage. Material leverage increases could negatively affect Entergy's access to the capital markets as well as its credit ratings and/or the credit ratings of its domestic utility companies.

The consequences of the hurricanes on Entergy's financial condition, and the related uncertainty associated with storm restoration cost recovery, together with other factors, such as the bankruptcy filing of Entergy New Orleans, have negatively impacted Entergy's credit profile and the credit profile of its domestic utility companies. Following Hurricane Katrina, Standard & Poor's Ratings Services placed Entergy and the domestic utility companies on credit watch with negative implications and Moody's Investors Service, Inc. placed the debt ratings of Entergy Gulf States on review for possible downgrade. After the Entergy New Orleans bankruptcy filing, Moody's Investors Service, Inc. and Standard & Poor's Ratings Services downgraded the senior secured debt ratings of Entergy New Orleans to Caa1 and D, respectively. If one or more rating agencies were to downgrade Entergy's corporate issuer rating or the senior secured debt ratings of any of the other domestic utility companies, particularly to below investment grade, the borrowing costs of Entergy, the domestic utility companies and other subsidiaries could increase, which could negatively affect their financial condition, results of operations and liquidity. Entergy and its subsidiaries would also likely be required to pay a higher interest rate in future financings, and their potential pool of investors and funding sources could decrease. In addition, adverse ratings actions could prompt fuel and power suppliers of the domestic utility companies to require accelerated payments or to reduce or eliminate credit lines. Lastly, in the event of a decrease in Entergy's credit rating to below investment grade, Entergy may be required to replace in a short period of time the Entergy guarantees relating to the Non-Utility Nuclear and Competitive Retail Services businesses with cash or letters of credit under some of the agreements to sell power. For further information regarding the impact of the hurricanes and increases in natural gas and power prices to Entergy's liquidity position, reference is made to ENTERGY CORPORATION AND ITS SUBSIDIARIES - MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources - "Liquidity Effects of Hurricane Katrina and Hurricane Rita," and - Significant Factors and Known Trends - "Market and Credit Risks" - "Commodity Price Risk" - "Power Generation."

(Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans and System Energy)

Entergy Corporation's investment in Entergy New Orleans and advances under the DIP credit agreement are at risk; the domestic utility companies' pre-petition receivables due from Entergy New Orleans are also at risk for non-payment.

Because of the effects of Hurricane Katrina, Entergy New Orleans filed a voluntary petition for reorganization under the provisions of Chapter 11 of the United States Bankruptcy Code. Entergy Corporation owns 100 percent of the common stock of Entergy New Orleans, has continued to supply general and administrative services, and has provided debtor-in-possession financing to Entergy New Orleans and, accordingly, believes these factors represent significant influence over Entergy New Orleans. Because of the uncertainties surrounding the nature, timing, and specifics of the bankruptcy proceedings, however, Entergy Corporation has deconsolidated Entergy New Orleans from its consolidated financial statements and reflects Entergy New Orleans' financial results under the equity method of accounting retroactive to January 1, 2005. Entergy Corporation reviewed the carrying value of its investment in Entergy New Orleans and determined that as of December 31, 2005, no impairment had occurred because management believes that cost recovery is probable. Entergy Corporation will continue to assess the carrying value of its investment in Entergy New Orleans as developments occur in Entergy New Orleans' recovery efforts. Because Entergy New Orleans has not gone through the regulatory process regarding storm costs and losses, however, there is an element of risk regarding recovery, and Entergy is unable to predict with certainty the degree of success Entergy New Orleans may have in its recovery initiatives, the amount of restoration costs and incremental losses it may ultimately recover, the timing of such recovery, or the return of customer load to New Orleans to support any such cost recovery.

Additionally, the payment by Entergy New Orleans of its $47 million of pre-petition accounts payables to the other domestic utility companies and the payment of Entergy Corporation's advances to Entergy New Orleans made under the DIP credit agreement are subject to the risks inherent in Entergy New Orleans' recovery efforts. Since Entergy is unable to predict with certainty the degree of success Entergy New Orleans will have in its cost recovery initiatives, Entergy Corporation's equity investment in Entergy New Orleans, Entergy's subsidiaries' pre-petition accounts receivables from Entergy New Orleans and Entergy Corporation's advances to Entergy New Orleans under the DIP credit agreement are at risk. For further information regarding Entergy New Orleans' bankruptcy and DIP credit agreement, reference is made to ENTERGY CORPORATION AND ITS SUBSIDIARIES - MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS -"Entergy New Orleans Bankruptcy," and - Liquidity and Capital Resources -"Debtor-in-Possession Credit Agreement."

(Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans and System Energy)

The electric and gas rates that the domestic utility companies and System Energy are allowed to charge their customers are largely determined outside their control by the actions of regulators.

The rates that the domestic utility companies and System Energy charge for their services are an important item influencing the financial condition, results of operations and liquidity of Entergy and the domestic utility companies. The domestic utility companies are heavily regulated, and the electric and gas rates that the domestic utility companies and System Energy are allowed to charge their customers are determined, in large part, outside of their control by governmental organizations, including the APSC, the City Council, the LPSC, the MPSC, the PUCT, and the FERC. Decisions made by these regulators could have a material impact on the results of operations, financial condition and liquidity of Entergy, the domestic utility companies and System Energy. For information regarding rate case proceedings, reference is made to Note 2 "RATE AND REGULATORY MATTERS" to Entergy's consolidated financial statements and the respective financial statements of the domestic utility companies and System Energy and Part 1 Item 1 of Entergy's Business - U.S. Utility -"Retail Rate Regulation."

The domestic utility companies' fuel and purchased power costs also are recovered from customers, subject to regulatory scrutiny. This regulatory risk represents the domestic utility companies' largest potential exposure to price changes in the commodity markets. On occasion, when the level of the fuel and purchased power costs rise very dramatically, some of the domestic utility companies might agree to defer recovery of a portion of that month's fuel and purchased power costs for recovery at a later date, which could increase the near-term working capital requirements of the domestic utility companies. In addition, from time to time, the domestic utility companies' regulators have initiated and, in the future, may initiate proceedings to investigate the adequacy and operation of the fuel recovery clauses of the domestic utility companies as well as their fuel and purchased power procurement practices. For further information regarding the regulatory proceedings for fuel and purchased power cost recovery, reference is made to ENTERGY CORPORATION AND ITS SUBSIDIARIES - MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends - "State and Local Rate Regulation and Fuel Cost Recovery" and Note 2 "RATE AND REGULATORY MATTERS" to Entergy's consolidated financial statements and the respective financial statements of the domestic utility companies and System Energy.

The domestic utility companies have historically engaged in the coordinated planning, construction and operation of generating and transmission facilities under the terms of a FERC rate schedule called the System Agreement. The LPSC and the City Council commenced a proceeding in 2001 at the FERC that requests amendments to the System Agreement, particularly with respect to achieving equalization of the total production costs of each of the domestic utility companies. In December 2005 the FERC issued its Order on Rehearing, which affirmed its decision issued in June 2005 in the System Agreement litigation. Entergy will be required to file with FERC a compliance filing to implement the provisions of the FERC December 2005 Order. For information relating to the System Agreement Proceedings, reference is made to ENTERGY CORPORATION AND ITS SUBSIDIARIES - MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends - "Federal Regulation"- System Agreement Proceedings. Entergy and the domestic utility companies believe that any changes in the allocation of production costs resulting from the FERC's decision in the System Agreement proceeding and related retail proceedings should result in similar rate changes for retail customers. The timing of recovery of these costs in rates could be the subject of additional proceedings before the APSC and retail regulators of the other domestic utility companies. Although the outcome and timing of the FERC, APSC and other proceedings cannot be predicted at this time, Entergy and the domestic utility companies do not believe that the ultimate resolution of these proceedings will have a material effect on the financial condition or results of operations of Entergy or the domestic utility companies.

(Entergy Corporation and Entergy Gulf States)

Delays and uncertainty relating to the start of retail open access in Texas for Entergy Gulf States, the implementation of recent legislation in Texas and adverse decisions in related regulatory proceedings at the PUCT could have a material adverse effect on Entergy Gulf States' and Entergy's financial condition, results of operations and liquidity.

The PUCT has delayed implementation of retail open access in Entergy Gulf States' Texas service territory. In addition, the PUCT has not approved a base rate increase for Entergy Gulf States since 1991. In June 2005, the Texas legislature enacted a statute that, among other things, authorizes Entergy Gulf States to proceed with jurisdictional separation into two vertically integrated utilities, one subject solely to retail jurisdiction of the LPSC and one subject solely to the retail jurisdiction of the PUCT. In addition, the statute provides (i) for Entergy Gulf States to file a transition to competition plan no later than January 1, 2007 and (ii) that Entergy Gulf States' rates are subject to cost-of-service regulation until retail customer choice is implemented.

Extended delay and uncertainty with respect to the start of retail open access in Texas (including uncertainty as to the ultimate form of Entergy Gulf States' related business separation plan, particularly in conjunction with any jurisdictional separation of Entergy Gulf States as described below), the implementation of the Texas legislation, including implementation of a transition cost recovery rider, and adverse decisions in proceedings at the PUCT (whether related to the Texas legislation or otherwise), could have a material adverse effect on Entergy Gulf States' and Entergy's financial condition, results of operations, and liquidity. For additional information regarding Entergy Gulf States' regulatory proceedings in Texas, including the implementation of purchased power capacity and transition cost recovery riders, reference is made to Note 2 "RATE AND REGULATORY MATTERS" - Regulatory Assets - "Deferred Fuel Costs,"- Retail Rate Proceedings - "Filings with the PUCT and Texas Cities (Entergy Gulf States)," and "Electric Industry Restructuring and the Continued Application of SFAS 71" to Entergy's consolidated financial statements and the respective financial statements of the domestic utility companies and System Energy.

(Entergy Corporation and Entergy Gulf States)

The proposed jurisdictional separation of Entergy Gulf States into two separate vertically integrated utilities could, depending on the structure and terms of the separation, have a material adverse effect on the financial condition, results of operations and liquidity of Entergy Gulf States.

Reference is made to ENTERGY GULF STATES MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends - "Transition to Retail Competition"- Jurisdictional Separation Plan, for information relating to the proposed jurisdictional separation of Entergy Gulf States. Any jurisdictional separation of Entergy Gulf States resulting from the LPSC proceedings would affect Entergy Gulf States' financial condition, results of operations and liquidity, particularly in conjunction with any additional restructuring of the company that may be ordered by the PUCT with respect to a jurisdictional separation or upon the implementation of retail open access in Texas. Depending on the structure and terms of the separation, such a separation could have a material adverse effect on Entergy Gulf States.

(Entergy Corporation)

The nuclear power generation plants owned by Entergy's Non-Utility Nuclear business will be exposed to price risk to the extent they must compete for the sale of energy and capacity.

Entergy and its non-utility nuclear business do not have retail rate recovery for its investment in its unregulated generating plants. The sale of capacity and energy from the power generation plants owned by this business, unless otherwise contracted, is subject to the fluctuation of market power prices. For information regarding Entergy's Non-Utility Nuclear business and the amount of output currently sold forward, reference is made to ENTERGY CORPORATION AND ITS SUBSIDIARIES - MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends - "Market and Credit Risks" - "Commodity Price Risk."

Entergy's Non-Utility Nuclear business is pursuing opportunities to extend existing PPAs and to enter into new PPAs with other parties for portions of its unsold planned generation. To the extent that the electricity generated by these plants is not under contract to be sold, the revenues and results of operations of Entergy's Non-Utility Nuclear business, and whether it recovers its investment and operating costs from these plants, will generally depend on the market prices that can be obtained for energy and capacity.

Among the factors that could affect market prices for electricity and fuel, all of which are beyond Entergy's control to a significant degree, are:

  prevailing market prices for coal, oil, natural gas and other fuels used in electric generation plants, including associated transportation costs, and supplies of such commodities, liquidity in the general wholesale electricity market,
  the actions of external parties, such as the FERC, that may impose price limitations and other mechanisms to address some of the volatility in the energy markets, weather conditions impacting demand for electricity or availability of hydroelectric power or fuel supplies, the rate of growth in demand for electricity as a result of population changes, regional economic conditions and the implementation of conservation programs, union and labor relations,
  natural disasters, wars, embargoes and other catastrophic events and changes in federal and state energy and environmental laws and regulations.

(Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi and Entergy New Orleans)

Entergy and the domestic utility companies face uncertainty with respect to the domestic utility companies' independent coordinator of transmission proposal at the FERC and the outcome of other related FERC and state and local regulatory proceedings relating to transmission.

The domestic utility companies face uncertainties with respect to whether their regulators will approve their enhanced ICT proposal and the outcome of the AFC proceedings at the FERC. An adverse outcome in these matters could materially affect the financial condition, results of operations and liquidity of Entergy and the domestic utility companies. Reference is made to ENTERGY CORPORATION AND ITS SUBSIDIARIES - MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends - "Federal Regulation" - "Independent Coordinator of Transmission" and "Available Flowgate Capacity Proceeding" for disclosure regarding the FERC ICT and AFC proceedings and the APSC proceedings to review the Entergy ICT proposal.

(Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana and System Energy)

Ownership and operation of nuclear facilities creates business, financial and waste disposal risks.

The domestic utility companies, System Energy, and Entergy's Non-Utility Nuclear subsidiaries own and operate ten nuclear power generating units and the shutdown Indian Point 1 nuclear reactor. These companies, therefore, are subject to the risks arising from owning and operating nuclear generating facilities. These include risks from the use, storage, handling, and disposal of high-level and low-level radioactive materials, limitations on the amounts and types of insurance commercially available for losses in connection with nuclear operations, the costs of securing the facilities against possible terrorist attacks, unscheduled outages due to equipment and other problems, and technological and financial uncertainties related to adhering to environmental law requirements associated with plant operations, as well as the decommissioning of nuclear plants at the end of their licensed lives, including the sufficiency of funds in decommissioning trusts. The domestic utility companies, System Energy, and the Non-Utility Nuclear subsidiaries maintain decommissioning trusts and external insurance coverage to minimize the financial exposure to some of these risks; however, it is possible that losses could exceed the amount of their insurance coverage. In the event of an unanticipated early shut-down of any of the nuclear plants owned and operated by the domestic utility companies, System Energy, and/or the Non-Utility Nuclear subsidiaries, Entergy may be required to provide additional funds or credit support to satisfy regulatory requirements for decommissioning.

The NRC has broad authority under federal law to impose licensing and safety-related requirements for the operation of nuclear generating facilities. A major incident at a nuclear facility anywhere in the world could cause the NRC to limit or prohibit the operation or licensing of any domestic nuclear generating unit. In the event of noncompliance, the NRC has the authority to impose fines or shut down a unit, or both, depending upon its assessment of the severity of the situation, until compliance is achieved. Although Entergy has no reason to anticipate a serious nuclear incident at any of the nuclear generating units owned and operated by its subsidiaries, if an incident did occur, it could materially and adversely affect the business, financial position, results of operations and liquidity of Entergy, the domestic utility companies and System Energy.

In addition, concerns are being expressed in public forums about the safety of nuclear generating units and nuclear fuel, in particular in the northeastern United States, which is where the Non-Utility Nuclear generating units are located. These concerns have led to, and are expected to continue to lead to, various proposals to federal regulators as well as governing bodies in some localities where Entergy's subsidiaries own nuclear generating units for legislative and regulatory changes that could lead to the shut-down of nuclear units, denial of license extension applications, municipalization of nuclear units, restrictions on nuclear units as a result of unavailability of sites for spent nuclear fuel disposal, or other adverse effects on owning and operating nuclear generating units. Entergy vigorously responds to these concerns and proposals. However, if any of the proposals relating to legislative and regulatory changes becomes effective, it could have a material adverse effect on Entergy's results of operations, financial condition and liquidity. For additional information ENTERGY CORPORATION AND ITS SUBSIDIARIES - MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends - "Nuclear Decommissioning Costs."

(Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

The litigation environment in the states in which certain Entergy subsidiaries operate poses a significant risk to those businesses.

Entergy and its subsidiaries are involved in the ordinary course of business in a number of lawsuits involving employment, commercial, asbestos, hazardous material, ratepayer, and injuries and damages issues, among other matters. States in which the domestic utility companies operate, in particular Louisiana, Mississippi and Texas, have proven to be unusually litigious environments. Judges and juries in these states have demonstrated a willingness to grant large verdicts, including punitive damages, to plaintiffs in personal injury, property damage, and business tort cases. Entergy and its subsidiaries use legal and appropriate means to contest litigation threatened or filed against them, but the litigation environment in these states poses a significant business risk.

(Entergy Louisiana)

Entergy Louisiana, LLC will not join in filing the Entergy consolidated federal income tax return. Because it will file as a separate taxpayer, Entergy Louisiana, LLC's financial condition could be adversely affected.

Entergy Louisiana, LLC will not join in the filing of Entergy's consolidated federal income tax return, although it will be consolidated for financial reporting purposes. Entergy Louisiana, LLC will file a separate federal income tax return, will pay federal income taxes on a stand-alone basis, and will not be a party to Entergy's intercompany tax allocation agreement. Entergy Louisiana, LLC may make elections for tax purposes that may differ from those made by the Entergy consolidated tax group, which may result in Entergy Louisiana, LLC having more exposure to tax liability than it would have had, had it been included in the Entergy consolidated tax return, thereby adversely affecting Entergy Louisiana, LLC's financial condition. For information regarding the Entergy Louisiana corporate restructuring, see ENTERGY LOUISIANA HOLDINGS, INC. and ENTERGY LOUISIANA, LLC - MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends -"Entergy Louisiana Corporate Restructuring."

(System Energy)

System Energy's business consists of the ownership and operation of a single nuclear generating facility, and it is dependent on affiliated companies for all of its revenues.

System Energy's operating revenues are derived from the allocation of the capacity, energy and related costs associated with its 90% ownership/leasehold interest in Grand Gulf 1. Charges under the Unit Power Sales Agreement are paid by the domestic utility companies as consideration for their respective entitlements to receive capacity and energy and are payable on a full cost-of-service basis so long as Grand Gulf 1 remains in commercial operation. The useful economic life of Grand Gulf 1 is finite and is limited by the terms of its operating license, which is currently due to expire on November 1, 2024. Payments under the Unit Power Sales Agreement are System Energy's only source of operating revenues. System Energy's financial condition depends both on the receipt of payments from the domestic utility companies under the Unit Power Sales Agreement and on the continued commercial operation of Grand Gulf 1. For further information, reference is made to SYSTEM ENERGY RESOURCES, INC. - MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS. For further information regarding the Unit Power Sales Agreement, see Part I. Item 1. - Entergy's Business - System Energy and Related Agreements - "Federal Regulation."

UNRESOLVED STAFF COMMENTS

Neither Entergy Corporation nor any of its subsidiaries that are subject to the reporting requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 received any written comments regarding any of their periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of their 2005 fiscal year and that remain unresolved.

ENTERGY ARKANSAS, INC.

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

2005 Compared to 2004

Net income increased $32.4 million due to higher net revenue and other income, partially offset by higher other operation and maintenance expenses.

2004 Compared to 2003

Net income increased $16.2 million due to lower other operation and maintenance expenses, a lower effective income tax rate for 2004 compared to 2003, and lower interest charges. The increase was partially offset by lower net revenue.

Net Revenue

2005 Compared to 2004

Net revenue, which is Entergy Arkansas' measure of gross margin, consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits). Following is an analysis of the change in net revenue comparing 2005 to 2004.

Amount
(In Millions)

2004 net revenue	$978.4
Volume/weather	43.6
Deferred fuel cost revisions	15.5
Capacity costs	(11.3)
Net wholesale revenue	(14.4)
Other	(1.1)
2005 net revenue	$1,010.7

The volume/weather variance is primarily due to an increase in electricity usage, including the effect of more favorable weather compared to 2004. Billed electricity usage increased a total of 1,270 GWh in all sectors.

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

The capacity costs variance is primarily due to higher capacity related costs including the revision of reserve equalization payments between Entergy companies due to a FERC ruling regarding the inclusion of interruptible loads in reserve equalization calculations.

The net wholesale revenue variance is primarily due to lower margins on wholesale contracts and provisions for refunds related to wholesale formula rate and contract disputes.

Gross operating revenues, fuel and purchased power expenses, and other regulatory charges (credits)

Gross operating revenues increased primarily due to an increase of $99 million in fuel cost recovery revenues due to increases in the energy cost recovery rider effective April 2005 and October 2005 (fuel cost recovery revenues are discussed in Note 2 to the domestic utility companies and System Energy financial statements). The increase in volume/weather, discussed above, also contributed to the increase.

Fuel and purchased power expenses increased primarily due to an increase in the market price of purchased power, partially offset by decreased deferred fuel expense resulting primarily from higher fuel and purchased power costs. See Note 2 to the domestic utility companies and System Energy financial statements for a discussion of the proposed recovery of Entergy Arkansas' deferred fuel costs.

Other regulatory charges increased primarily due:

  to an increase of $12.6 million due to the over-recovery of Grand Gulf costs due to an increase in the Grand Gulf rider effective January 2005. The rider has no material effect on net income due to the refund and/or recovery through annual adjustments to the rider; and
  the amortization of $5.4 million of the transition to competition regulatory asset. The regulatory asset is being amortized by the amount collected through the Transition Cost rider beginning with the first billing cycle in October 2004 and ending with the last billing cycle of January 2006, resulting in no impact on net income.

2004 Compared to 2003

Net revenue, which is Entergy Arkansas' measure of gross margin, consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits). Following is an analysis of the change in net revenue comparing 2004 to 2003.

Amount
(In Millions)

2003 net revenue	$998.7
Deferred fuel cost revisions	(16.9)
Other	(3.4)
2004 net revenue	$978.4

Deferred fuel cost revisions include the difference between the estimated deferred fuel expense and the actual calculation of recoverable fuel expense, which occurs on an annual basis. Deferred fuel cost revisions decreased net revenue due to a revised estimate of fuel costs filed for recovery at Entergy Arkansas in the March 2004 energy cost recovery rider, which reduced net revenue by $11.5 million. The remainder of the variance is due to the 2002 energy cost recovery true-up, made in the first quarter of 2003, which increased net revenue in 2003.

Gross operating revenues, fuel and purchased power expenses, and other regulatory credits

Gross operating revenues increased primarily due to:

  an increase of $20.7 million in fuel cost recovery revenues due to an increase in the energy cost recovery rider effective April 2004;
  an increase of $15.5 million in Grand Gulf revenues due to an increase in the Grand Gulf rider effective January 2004;
  an increase of $13.9 million in gross wholesale revenue primarily due to increased sales to affiliated systems; and
  an increase of $9.5 million due to volume/weather primarily resulting from increased usage during the unbilled sales period, partially offset by the effect of milder weather on billed sales in 2004. See "Critical Accounting Estimates" below and Note 1 to the domestic utility companies and System Energy financial statements for further discussion of the accounting for unbilled revenues.

Fuel and purchased power expenses increased primarily due to increased recovery of deferred fuel and purchased power costs primarily due to an increase in April 2004 in the energy cost recovery rider and the true-ups to the 2003 and 2002 energy cost recovery rider filings.

Other regulatory credits decreased primarily due to the over-recovery of Grand Gulf costs due to an increase in the Grand Gulf rider effective January 2004. The rider has no material effect on net income due to the refund and/or recovery through annual adjustments to the rider

Other Income Statement Variances

2005 Compared to 2004

Other operation and maintenance expenses increased primarily due to an increase of $15.8 million in payroll and benefits costs, partially offset by a decrease of $2.7 million in information technology costs and a decrease of $2.4 million related to proceeds received from the radwaste settlement discussed below in "Significant Factors and Known Trends - Central States Compact Claim."

Other income increased primarily due to:

  an increase of $4.9 million related to proceeds received from the radwaste settlement discussed below in "Significant Factors and Known Trends - Central States Compact Claim;"
  an increase of $3.9 million in miscellaneous - net primarily due to the write-off of disallowed transition to competition costs in 2004;
  an increase of $2.5 million in interest earned on temporary cash investments and money pool investments; and
  an increase of $2.5 million in interest income recorded on the deferred fuel balance.

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

Income Taxes

The effective income tax rates for 2005, 2004, and 2003 were 35.7%, 38.5%, and 45.5%, respectively. See Note 3 to the domestic utility companies and System Energy financial statements for a reconciliation of the federal statutory rate of 35.0% to the effective income tax rate. Tax reserves not expected to reverse within the next year are reflected as non-current taxes accrued on the balance sheet.

Liquidity and Capital Resources

Cash Flow

Cash flows for the years ended December 31, 2005, 2004, and 2003 were as follows:
	2005	2004	2003
	(In Thousands)

Cash and cash equivalents at beginning of period	$89,744	$8,834	$95,513

Cash flow provided by (used in):
Operating activities	507,711	539,012	364,088
Investing activities	(488,718)	(292,946)	(333,230)
Financing activities	(99,344)	(165,156)	(117,537)
Net increase (decrease) in cash and cash equivalents	(80,351)	80,910	(86,679)

Cash and cash equivalents at end of period	$9,393	$89,744	$8,834

Operating Activities

Cash flow from operations decreased $31.3 million in 2005 compared to 2004 primarily due to income tax payments made in 2005 compared to income tax refunds received in 2004, partially offset by the timing of the collection of receivables from customers and the timing of payments to vendors.

Cash flow from operations increased $174.9 million in 2004 compared to 2003 primarily due to income tax refunds received in 2004 and increased recovery of deferred fuel costs.

In addition to minimal restoration costs caused by Hurricanes Katrina and Rita, the storms have had other impacts that have affected Entergy Arkansas' liquidity position. The Entergy New Orleans bankruptcy caused fuel and power suppliers to increase their scrutiny of the remaining domestic utility companies with the concern that one of them could suffer similar impacts, particularly after Hurricane Rita. As a result, some suppliers began requiring accelerated payments and decreased credit lines. In addition, the hurricanes damaged certain gas supply lines, thereby decreasing the number of potential suppliers. The hurricanes also exacerbated a market run-up in natural gas and power prices, thereby increasing Entergy Arkansas' ongoing costs, which consumed available credit lines more quickly and in some instances required the posting of additional collateral. Entergy managed through these events thus far, adequately supplied Entergy Arkansas with fuel and power, and as a result of steps taken by it regarding its storm costs expects to have adequate liquidity and credit to continue supplying Entergy Arkansas with fuel and power.

In 2003, the domestic utility companies and System Energy filed, with the IRS a change in tax accounting method notification for their respective calculations of cost of goods sold.  The adjustment implemented a simplified method of allocation of overhead to the production of electricity, which is provided under the IRS capitalization regulations.  The cumulative adjustment placing these companies on the new methodology resulted in a $1.13 billion deduction for Entergy Arkansas, a $641 million deduction for Entergy Gulf States, a $474 million deduction for Entergy Louisiana, a $111 million deduction for Entergy Mississippi, a $32 million deduction for Entergy New Orleans, and a $440 million deduction for System Energy on Entergy's 2003 income tax return.  Entergy's current estimates of the utilization through 2005 indicate that Entergy Arkansas realized $115 million, Entergy Gulf States realized $46 million, Entergy Louisiana realized $64 million, Entergy Mississippi realized $2 million, and System Energy realized $138 million in cash tax benefit from the method change.  The Internal Revenue Service issued new proposed regulations, effective in 2005, which disallow a portion of Entergy's method.  Approximately $776 million of tax deductions have to be reversed and will be recognized in taxable income equally over two years, 2005 and 2006.  Entergy Arkansas' share of this reversal is $270 million, Entergy Gulf States' share is $148 million, Entergy Louisiana's share is $145 million, Entergy Mississippi's share is $124 million, Entergy New Orleans' share is $27 million, and System Energy's share is $62 million.  In 2005, the domestic utility companies and System Energy filed a notice with the IRS of a new tax accounting method for their respective calculations of cost of goods sold.  It is anticipated that this new method will offset a significant portion of the previously stated adjustment to taxable income.  As Entergy is in a consolidated net operating loss position, the adjustment required by the new regulations has the effect of reducing the consolidated net operating loss and does not require a payment to the IRS at this time.  However, to the extent the individual companies making this election do not have other deductions or other sufficient net operating losses, they will have to pay back their benefits received to other Entergy companies under the Entergy Tax Allocation Agreement.  At this time, it is estimated that Entergy Mississippi would owe $1 million, and System Energy would owe $9 million.  The new tax accounting method is also subject to IRS scrutiny.  Should the IRS fully deny the use of Entergy's tax accounting method for cost of goods sold, the companies would have to pay back all of the benefits received.

Investing Activities

Net cash flow used in investing activities increased $195.8 million in 2005 compared to 2004 primarily due to:

  an increase of $193.9 million used for other regulatory investments as a result of fuel cost under-recoveries that have been deferred and are expected to be recovered over a period greater than twelve months; and
  an increase of $46.7 million in construction expenditures primarily resulting from the steam generator and reactor vessel head replacement at ANO 1, partially offset by additional transmission line reliability work on the Lynch-Jacksonville line in 2004.

The increases were partially offset by money pool activity.

The decrease of $40.3 million in net cash used in investing activities in 2004 compared to 2003 was primarily due to a decrease in construction expenditures resulting from less transmission upgrade work requested by merchant generators in 2004 combined with lower spending on customer support projects in 2004. This decrease was partially offset by money pool activity.

Financing Activities

Net cash flow used in financing activities decreased $65.8 million in 2005 compared to 2004 primarily due to money pool activity and a decrease of $21.7 million in common stock dividends, partially offset by the net retirement of $54.8 million of long-term debt in 2005.

The increase of $47.6 million in net cash used in financing activities in 2004 compared to 2003 was primarily due to money pool activity, partially offset by the net redemption of $2.4 million of long-term debt in 2004 compared to $109.3 million in 2003.

See Note 5 to the domestic utility companies and System Energy financial statements for details on long-term debt.

Capital Structure

Entergy Arkansas' capitalization is balanced between equity and debt, as shown in the following table. The decrease in the debt to capital percentage as of December 31, 2005 is primarily the result of an increase in shareholders' equity due to an increase in retained earnings.

	December 31, 2005	December 31, 2004

Net debt to net capital	47.4%	48.5%
Effect of subtracting cash from debt	0.1%	1.6%
Debt to capital	47.5%	50.1%

Net debt consists of debt less cash and cash equivalents. Debt consists of notes payable, capital lease obligations, and long-term debt, including the currently maturing portion. Capital consists of debt and shareholders' equity. Net capital consists of capital less cash and cash equivalents. Entergy Arkansas uses the net debt to net capital ratio in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy Arkansas' financial condition.

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

Following are the amounts of Entergy Arkansas' planned construction and other capital investments, existing debt and lease obligations, and other purchase obligations:

	2006	2007-2008	2009-2010	after 2010	Total
	(In Millions)
Planned construction and
capital investment (1)	$245	$557	N/A	N/A	$802
Long-term debt	$-	$-	$100	$1,198	$1,298
Capital lease payments	$6	$5	$-	$2	$13
Operating leases	$23	$37	$19	$51	$130
Purchase obligations (2)	$557	$992	$936	$2,422	$4,907
Nuclear fuel lease obligations (3)	$42	$50	N/A	N/A	$92

(1)

Includes approximately $176 to $190 million annually for maintenance capital, which is planned spending on routine capital projects that are necessary to support reliability of service, equipment or systems and to support normal customer growth.

(2)

Purchase obligations represent the minimum purchase obligation or cancellation charge for contractual obligations to purchase goods or services. For Entergy Arkansas, almost all of the total consists of unconditional fuel and purchased power obligations, including its obligations under the Unit Power Sales Agreement, which is discussed in Note 8 to the domestic utility companies and System Energy financial statements.

(3)

It is expected that additional financing under the leases will be arranged as needed to acquire additional fuel, to pay interest, and to pay maturing debt. If such additional financing cannot be arranged, however, the lessee in each case must repurchase sufficient nuclear fuel to allow the lessor to meet its obligations.

In addition to these contractual obligations, Entergy Arkansas expects to contribute $114.5 million to its pension plans and $17.8 million to other postretirement plans in 2006.

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

As a wholly-owned subsidiary, Entergy Arkansas pays dividends to Entergy Corporation from its earnings at a percentage determined monthly. Entergy Arkansas' long-term debt indentures restrict the amount of retained earnings available for the payment of cash dividends or other distributions on its common and preferred stock. As of December 31, 2005, Entergy Arkansas had restricted retained earnings unavailable for distribution to Entergy Corporation of $396.4 million.

Sources of Capital

Entergy Arkansas' sources to meet its capital requirements include:

  internally generated funds;
  cash on hand;
  debt or preferred stock issuances; and
  bank financing under new or existing facilities.

Entergy Arkansas issued long-term debt in 2005 as follows:
Issue Date	Description	Maturity	Amount
			(In Thousands)

January 2005	5.66% Series	February 2025	$175,000
March 2005	5.00% Series	January 2021	45,000
May 2005	4.50% Series	June 2010	100,000
			$320,000

Entergy Arkansas redeemed long-term debt in 2005 as follows:
Retirement Date	Description	Maturity	Amount
			(In Thousands)

February 2005	7.00% Series	October 2023	$175,000
April 2005	6.25% Series	January 2021	45,000
July 2005	6.125% Series	July 2005	100,000
			$320,000

The March 2005 issuance and the April 2005 retirement are not shown on the cash flow statement because the proceeds from the issuance were placed in a trust and never held as cash by Entergy Arkansas.

In September 2005, Entergy Arkansas purchased its $47 million of 5.05% Series Pope County bonds from the holders, pursuant to a mandatory tender provision, and has not remarketed the bonds at this time.

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

In April 2005, Entergy Arkansas renewed its 364-day credit facility through April 30, 2006. In May 2005, Entergy Louisiana entered into a separate credit facility with the same lender. Entergy Arkansas and Entergy Louisiana can each borrow up to $85 million under their respective credit facilities, but at no time can the total amount borrowed under these facilities by the two companies combined exceed $85 million. There were no outstanding borrowings under the Entergy Arkansas credit facility as of December 31, 2005. The Entergy Louisiana facility had $40 million in outstanding borrowings as of December 31, 2005.

Entergy Arkansas' receivables from or (payables to) the money pool were as follows as of December 31 for each of the following years:

2005	2004	2003	2002
(In Thousands)

($27,346)	$23,561	($69,153)	$4,279

See Note 4 to the domestic utility companies and System Energy financial statements for a description of the money pool.

Short-term borrowings by Entergy Arkansas, including borrowings under the money pool, are limited to an amount authorized by the FERC, which is $250 million. FERC has jurisdiction over these short-term borrowings effective with the repeal of PUHCA 1935 on February 8, 2006 and has issued an order effective through March 31, 2008. See Note 4 to the domestic utility companies and System Energy financial statements for further discussion of Entergy Arkansas' short-term borrowing limits.

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

Federal Regulation

System Agreement Proceedings

See "System Agreement Proceedings" in the "Significant Factors and Known Trends" section of Entergy Corporation and Subsidiaries Management's Discussion and Analysis for discussion of the proceeding at FERC involving the System Agreement and of other related proceedings.

Transmission

See "Independent Coordinator of Transmission" in the "Significant Factors and Known Trends" section of Entergy Corporation and Subsidiaries Management's Discussion and Analysis for further discussion.

Interconnection Orders

See "Interconnection Orders" in the "Significant Factors and Known Trends" section of Entergy Corporation and Subsidiaries Management's Discussion and Analysis for further discussion.

Available Flowgate Capacity Proceeding

See "Available Flowgate Capacity Proceeding" in the "Significant Factors and Known Trends" section of Entergy Corporation and Subsidiaries Management's Discussion and Analysis for further discussion.

Energy Policy Act of 2005

See "Energy Policy Act of 2005" in the "Significant Factors and Known Trends" section of Entergy Corporation and Subsidiaries Management's Discussion and Analysis for further discussion, including a discussion of the implications of repeal of PUHCA 1935 and ongoing FERC regulation under the Federal Power Act.

Central States Compact Claim

The Low-Level Radioactive Waste Policy Act of 1980 holds each state responsible for disposal of low-level radioactive waste originating in that state, but allows states to participate in regional compacts to fulfill their responsibilities jointly.  Arkansas and Louisiana participate in the Central Interstate Low-Level Radioactive Waste Compact (Central States Compact or Compact).  Commencing in early 1988, Entergy Arkansas, Entergy Gulf States, and Entergy Louisiana made a series of contributions to the Central States Compact to fund the Central States Compact's development of a low-level radioactive waste disposal facility to be located in Boyd County, Nebraska.  In December 1998, Nebraska, the host state for the proposed Central States Compact disposal facility, denied the compact's license application for the proposed disposal facility.  Several parties, including the commission that governs the compact (the Compact Commission), filed a lawsuit against Nebraska seeking damages resulting from Nebraska's denial of the proposed facility's license.  After a trial, the U.S. District Court concluded that Nebraska violated its good faith obligations regarding the proposed waste disposal facility and rendered a judgment against Nebraska in the amount of $151 million.  In August 2004, Nebraska agreed to pay the Compact $141 million in settlement of the judgment. In July 2005, the Compact Commission decided to distribute a substantial portion of the proceeds from the settlement to the nuclear power generators that had contributed funding for the Boyd County facility, including Entergy Arkansas, Entergy Gulf States, and Entergy Louisiana. On August 1, 2005, Nebraska paid $145 million, including interest, to the Compact, and the Compact distributed from the settlement proceeds $23.6 million to Entergy Arkansas, $19.9 million to Entergy Gulf States, and $19.4 million to Entergy Louisiana.  The proceeds were first applied to the existing regulatory asset, with the remainder causing an increase in pre-tax earnings of $7.4 million at Entergy Arkansas.

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

State and Local Rate Regulation

The rates that Entergy Arkansas charges for its services are an important item influencing Entergy Arkansas' financial position, results of operations, and liquidity. Entergy Arkansas is closely regulated and the rates charged to its customers are determined in regulatory proceedings. The APSC, a governmental agency, is primarily responsible for approval of the rates charged to customers. There are no base rate cases pending at this time.

Entergy Arkansas completed recovery in January 2006 of transition to competition costs through an $8.5 million transition cost recovery rider approved by the APSC that has been in effect since October 2004.

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

The nuclear industry continues to address susceptibility to stress corrosion cracking of certain materials associated with components within the reactor coolant system. The issue is applicable to ANO and is managed in accordance with industry standard practices and guidelines. Several major modifications to the ANO units have been implemented, with the most recent project being the installation of new steam generators and a new reactor vessel head in the fall of 2005 for ANO 1. A replacement reactor vessel head is being fabricated for ANO 2 at this time. Routine inspections of the ANO 2 reactor vessel head have identified no significant material degradation issues for that component, and will continue at planned refueling outages.

Entergy Arkansas is planning the replacement of the ANO 2 pressurizer vessel in the fall of 2006 during a planned refueling outage. The replacement project is factored into the 2006 capital spending plan, and is economically justified as a better alternative than repairing flaws in the susceptible materials within that major component.

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
  Timing - The date of the plant's retirement must be estimated and an assumption must be made whether decommissioning will begin immediately upon plant retirement, or whether the plant will be held in "safestore" status for later decommissioning, as permitted by applicable regulations. While the effect of these assumptions cannot be determined with precision, assuming use of a "safestore" status can possibly decrease the present value of these obligations.
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

Through 2001, Entergy Arkansas collected the projected costs of decommissioning ANO 1 and ANO 2 through rates charged to customers. Now, based on assumptions approved by the APSC, including the ANO 1 and 2 license extensions, which significantly extends the earnings period, and the sufficiency of previously collected funds, Entergy Arkansas is not collecting additional funds to decommission ANO 1 and ANO 2 in its current rates. The assumptions will be reviewed annually and reflected in Entergy Arkansas' filing of its annual determination of the nuclear decommissioning rate rider. The amounts that were collected through rates, which were based upon decommissioning cost studies, were deposited in decommissioning trust funds.

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

In the third quarter of 2005, Entergy Arkansas recorded a revision to its estimated decommissioning cost liability for ANO 2 in accordance with the receipt of approval by the NRC of Entergy Arkansas' application for a life extension for the unit. The revised estimate resulted in an $87.2 million reduction in its decommissioning liability, offset by a corresponding reduction in the related regulatory asset.

Unbilled Revenue

As discussed in Note 1 to the domestic utility companies and System Energy financial statements, Entergy Arkansas records an estimate of the revenues earned for energy delivered since the latest customer billing. Each month the estimated unbilled revenue amounts are recorded as revenue and a receivable, and the prior month's estimate is reversed. The difference between the estimate of the unbilled receivable at the beginning of the period and the end of the period is the amount of unbilled revenue recognized during the period. The estimate recorded is primarily based upon an estimate of customer usage during the unbilled period and the billed price to customers in that month. Therefore, revenue recognized may be affected by the estimated price and usage at the beginning and end of each period, in addition to changes in certain components of the calculation including changes to estimates such as line loss, which affects the estimate of unbilled customer usage, and assumptions regarding price.

Qualified Pension and Other Postretirement Benefits

Entergy sponsors qualified, defined benefit pension plans which cover substantially all employees. Additionally, Entergy currently provides postretirement health care and life insurance benefits for substantially all employees who reach retirement age while still working for Entergy. Entergy's reported costs of providing these benefits, as described in Note 10 to the domestic utility companies and System Energy financial statements, are impacted by numerous factors including the provisions of the plans, changing employee demographics, and various actuarial calculations, assumptions, and accounting mechanisms. Because of the complexity of these calculations, the long-term nature of these obligations, and the importance of the assumptions utilized, Entergy's estimate of these costs is a critical accounting estimate.

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

In selecting an assumed discount rate to calculate benefit obligations, Entergy reviews market yields on high-quality corporate debt and matches these rates with Entergy's projected stream of benefit payments. Based on recent market trends, Entergy reduced its discount rate used to calculate benefit obligations from 6.25% in 2003 to 6.00% in 2004 and to 5.90% in 2005. Entergy reviews actual recent cost trends and projected future trends in establishing health care cost trend rates. Based on this review, Entergy increased its health care cost trend rate assumption used in calculating the December 31, 2005 accumulated postretirement benefit obligation to a 12% increase in health care costs in 2006 gradually decreasing each successive year, until it reaches a 4.5% annual increase in health care costs in 2012 and beyond.

In determining its expected long-term rate of return on plan assets, Entergy reviews past long-term performance, asset allocations, and long-term inflation assumptions. Entergy targets an asset allocation for its pension plan assets of roughly 65% equity securities, 31% fixed income securities and 4% other investments. The target allocation for Entergy's other postretirement benefit assets is 51% equity securities and 49% fixed income securities. Based on recent market trends, Entergy reduced its expected long-term rate of return on plan assets used to calculate benefit obligations from 8.75% for 2003 to 8.5% in 2004 and 2005. The assumed rate of increase in future compensation levels used to calculate benefit obligations was 3.25% in 2004, 2005, and 2006.

Cost Sensitivity

The following chart reflects the sensitivity of qualified pension cost to changes in certain actuarial assumptions (dollars in thousands):

Actuarial Assumption	Change in Assumption	Impact on 2005 Qualified Pension Cost	Impact on Qualified Projected Benefit Obligation
	Increase/(Decrease)

Discount rate	(0.25%)	$2,055	$23,000
Rate of return on plan assets	(0.25%)	$1,054	-
Rate of increase in compensation	0.25%	$972	$5,653

The following chart reflects the sensitivity of postretirement benefit cost to changes in certain actuarial assumptions (dollars in thousands):

Actuarial Assumption	Change in Assumption	Impact on 2005 Postretirement Benefit Cost	Impact on Accumulated Postretirement Benefit Obligation
	Increase/(Decrease)

Health care cost trend	0.25%	$663	$3,998
Discount rate	(0.25%)	$396	$5,138

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

Costs and Funding

Total qualified pension cost for Entergy Arkansas in 2005 was $24.7 million. Entergy Arkansas anticipates 2006 qualified pension cost to increase to $26.2 million. Entergy Arkansas contributed $4.0 million to its qualified pension plans in 2005, and under current law, projects 2006 contributions will be $114 million. This projection may change pending passage of pension reform legislation. In January 2006, $11.8 million was funded. $10 million of the amount funded in January 2006 was originally planned for 2005; however, it was delayed as a result of the Katrina Emergency Tax Relief Act. The rise in pension funding requirements is due to declining interest rates and the phased-in effect of asset underperformance from 2000 to 2002, partially offset by the Pension Funding Equity Act relief passed in April 2004.

Entergy Arkansas' qualified pension accumulated benefit obligation at December 31, 2005 and 2004 exceeded plan assets. As a result, Entergy Arkansas was required to recognize an additional minimum liability as prescribed by SFAS 87 at December 31, 2005 and 2004. At December 31, 2005, Entergy Arkansas increased its qualified pension additional minimum liability to $146 million from $81 million at December 31, 2004. Entergy Arkansas decreased its intangible asset for the unrecognized prior service cost to $7.6 million at December 31, 2005 from $10.3 million at December 31, 2004. Entergy Arkansas also increased the regulatory asset to $138 million at December 31, 2005 from $70.8 million at December 31, 2004. Net income for 2005, 2004, and 2003 was not impacted.

Total postretirement health care and life insurance benefit costs for Entergy Arkansas in 2005 were $13.7 million, including $5 million in savings due to the estimated effect of future Medicare Part D subsidies. Entergy Arkansas expects 2006 postretirement health care and life insurance benefit costs to approximate $15.4 million, including $6.2 million in savings due to the estimated effect of future Medicare Part D subsidies. The increase in postretirement health care and life insurance benefit costs is due to the decrease in the discount rate (from 6.00% to 5.9%) and an increase in the health care cost trend rate used to calculate benefit obligations.

New Accounting Pronouncements

In December 2005, Entergy Arkansas implemented FASB Interpretation 47, "Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143", (FIN 47), effective as of that date, which required the recognition of additional asset retirement obligations other than nuclear decommissioning which are conditional in nature. The obligations recognized upon implementation represent Entergy Arkansas' obligation to remove and dispose of asbestos at many of its non-nuclear generating units if and when those units are retired from commercial service and dismantled. The net effect of implementing FIN 47 for Entergy Arkansas was recorded as a regulatory asset, with no resulting effect on Entergy Arkansas' net income. Entergy Arkansas recorded this regulatory asset because its existing rate mechanisms allow the recovery in rates of the ultimate costs of asbestos removal, either through cost of service or in rate base, from current and future customers. Upon implementation of FIN 47 in December 2005, assets and liabilities increased by $5.4 million as a result of recording the asset retirement obligation at its fair value as determined under FIN 47, increasing utility plant by $0.4 million, increasing accumulated depreciation by $0.3 million, and recording the related regulatory asset of $5.3 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Entergy Arkansas, Inc.:

We have audited the accompanying balance sheets of Entergy Arkansas, Inc. as of December 31, 2005 and 2004, and the related statements of income, retained earnings, and cash flows (pages 177 through 182 and applicable items in pages 302 through 376) for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Entergy Arkansas, Inc. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 8 to the notes to respective financial statements, in 2003 Entergy Arkansas, Inc. adopted the provisions of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2006 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

DELOITTE & TOUCHE LLP

New Orleans, Louisiana
March 9, 2006

ENTERGY ARKANSAS, INC.
INCOME STATEMENTS

	For the Years Ended December 31,
	2005	2004	2003
	(In Thousands)

OPERATING REVENUES
Domestic electric	$1,789,055	$1,653,145	$1,589,670

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	22,151	210,394	153,866
Purchased power	755,277	484,849	476,447
Nuclear refueling outage expenses	27,892	24,568	23,638
Other operation and maintenance	392,777	384,424	402,108
Decommissioning	31,205	32,902	35,887
Taxes other than income taxes	39,011	35,848	37,385
Depreciation and amortization	203,836	206,926	202,497
Other regulatory charges (credits) - net	959	(20,501)	(39,347)
TOTAL	1,473,108	1,359,410	1,292,481

OPERATING INCOME	315,947	293,735	297,189

OTHER INCOME
Allowance for equity funds used during construction	11,614	11,737	12,153
Interest and dividend income	22,941	10,298	9,790
Miscellaneous - net	(2,408)	(6,354)	(4,332)
TOTAL	32,147	15,681	17,611

INTEREST AND OTHER CHARGES
Interest on long-term debt	78,527	79,521	87,666
Other interest - net	6,465	4,909	3,555
Allowance for borrowed funds used during construction	(8,482)	(6,288)	(7,726)
TOTAL	76,510	78,142	83,495

INCOME BEFORE INCOME TAXES	271,584	231,274	231,305

Income taxes	96,949	89,064	105,296

NET INCOME	174,635	142,210	126,009

Preferred dividend requirements and other	7,776	7,776	7,776

EARNINGS APPLICABLE TO
COMMON STOCK	$166,859	$134,434	$118,233

See Notes to Respective Financial Statements.

ENTERGY ARKANSAS, INC.
STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2005	2004	2003
	(In Thousands)

OPERATING ACTIVITIES
Net income	$174,635	$142,210	$126,009
Adjustments to reconcile net income to net cash flow provided by operating activities:
Reserve for regulatory adjustments	(3,231)	3,099	1,739
Other regulatory charges (credits) - net	959	(20,501)	(39,347)
Depreciation, amortization, and decommissioning	235,041	239,828	238,384
Deferred income taxes and investment tax credits	102,446	65,847	48,357
Changes in working capital:
Receivables	6,495	(63,003)	(33,895)
Fuel inventory	(8,044)	2,424	4,159
Accounts payable	64,558	28,282	(28,538)
Taxes accrued	(33,250)	137,767	48,791
Interest accrued	(2,169)	(48)	(6,348)
Deferred fuel costs	773	6,880	(46,333)
Other working capital accounts	(13,155)	4,753	(79,331)
Provision for estimated losses and reserves	(5,904)	(5,172)	8,686
Changes in other regulatory assets	71,932	37,668	(54,745)
Other	(83,375)	(41,022)	176,500
Net cash flow provided by operating activities	507,711	539,012	364,088

INVESTING ACTIVITIES
Construction expenditures	(317,112)	(270,427)	(334,556)
Allowance for equity funds used during construction	11,614	11,737	12,153
Nuclear fuel purchases	(72,290)	(8,101)	(60,685)
Proceeds from sale/leaseback of nuclear fuel	72,290	8,101	60,685
Proceeds from nuclear decommissioning trust fund sales	203,772	142,508	147,021
Investment in nuclear decommissioning trust funds	(212,966)	(151,368)	(155,300)
Change in money pool receivable - net	23,561	(23,561)	4,279
Changes in other investments - net	-	1,856	-
Other regulatory investments	(197,587)	(3,691)	(6,827)
Net cash flow used in investing activities	(488,718)	(292,946)	(333,230)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	272,702	59,429	361,726
Retirement of long-term debt	(327,516)	(61,856)	(471,040)
Change in money pool payable - net	27,346	(69,153)	69,153
Dividends paid:
Common stock	(64,100)	(85,800)	(69,600)
Preferred stock	(7,776)	(7,776)	(7,776)
Net cash flow used in financing activities	(99,344)	(165,156)	(117,537)

Net increase (decrease) in cash and cash equivalents	(80,351)	80,910	(86,679)

Cash and cash equivalents at beginning of period	89,744	8,834	95,513

Cash and cash equivalents at end of period	$9,393	$89,744	$8,834

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period for:
Interest - net of amount capitalized	$77,821	$78,144	$91,142
Income taxes	$33,792	($103,476)	$2,177

See Notes to Respective Financial Statements.

ENTERGY ARKANSAS, INC.
BALANCE SHEETS
ASSETS

	December 31,
	2005	2004
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$9,393	$7,133
Temporary cash investments - at cost,
which approximates market	-	82,611
Total cash and cash equivalents	9,393	89,744
Accounts receivable:
Customer	115,321	87,131
Allowance for doubtful accounts	(15,777)	(11,039)
Associated companies	30,902	72,472
Other	63,702	72,425
Accrued unbilled revenues	68,428	71,643
Total accounts receivable	262,576	292,632
Deferred fuel costs	153,136	5,526
Accumulated deferred income taxes	-	27,306
Fuel inventory - at average cost	12,342	4,298
Materials and supplies - at average cost	87,875	85,076
Deferred nuclear refueling outage costs	30,967	16,485
Prepayments and other	9,628	6,154
TOTAL	565,917	527,221

OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity	11,206	11,208
Decommissioning trust funds	402,124	383,784
Non-utility property - at cost (less accumulated depreciation)	1,449	1,453
Other	2,976	2,976
TOTAL	417,755	399,421

UTILITY PLANT
Electric	6,344,435	6,124,359
Property under capital lease	9,900	17,500
Construction work in progress	139,208	226,172
Nuclear fuel under capital lease	92,181	93,855
Nuclear fuel	22,616	12,201
TOTAL UTILITY PLANT	6,608,340	6,474,087
Less - accumulated depreciation and amortization	2,843,904	2,753,525
UTILITY PLANT - NET	3,764,436	3,720,562

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
SFAS 109 regulatory asset - net	61,236	101,658
Other regulatory assets	461,015	400,174
Deferred fuel costs	51,046	1,842
Other	46,605	42,514
TOTAL	619,902	546,188

TOTAL ASSETS	$5,368,010	$5,193,392

See Notes to Respective Financial Statements.

ENTERGY ARKANSAS, INC.
BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY

	December 31,
	2005	2004
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$ -	$147,000
Accounts payable:
Associated companies	135,357	68,829
Other	120,090	89,896
Customer deposits	45,432	41,639
Taxes accrued	-	35,874
Accumulated deferred income taxes	56,186	-
Interest accrued	19,207	21,376
Obligations under capital leases	46,857	49,816
Other	21,836	19,648
TOTAL	444,965	474,078

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,105,712	1,121,623
Accumulated deferred investment tax credits	64,001	68,452
Obligations under capital leases	55,224	61,538
Other regulatory liabilities	76,507	67,362
Decommissioning	442,115	492,745
Accumulated provisions	29,073	34,977
Long-term debt	1,298,238	1,191,763
Other	306,034	237,447
TOTAL	3,376,904	3,275,907

Commitments and Contingencies

SHAREHOLDERS' EQUITY
Preferred stock without sinking fund	116,350	116,350
Common stock, $0.01 par value, authorized 325,000,000
shares; issued and outstanding 46,980,196 shares in 2005
and 2004	470	470
Paid-in capital	591,102	591,127
Retained earnings	838,219	735,460
TOTAL	1,546,141	1,443,407

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$5,368,010	$5,193,392

See Notes to Respective Financial Statements.

ENTERGY ARKANSAS, INC.
STATEMENTS OF RETAINED EARNINGS

	For the Years Ended December 31,
	2005	2004	2003
	(In Thousands)

Retained Earnings, January 1	$735,460	$686,826	$638,193

Add:
Net income	174,635	142,210	126,009

Deduct:
Dividends declared:
Preferred stock	7,776	7,776	7,776
Common stock	64,100	85,800	69,600
Total	71,876	93,576	77,376

Retained Earnings, December 31	$838,219	$735,460	$686,826

See Notes to Respective Financial Statements.

ENTERGY ARKANSAS, INC.
SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON

	2005	2004	2003	2002	2001
	(In Thousands)

Operating revenues	$1,789,055	$1,653,145	$1,589,670	$1,561,110	$1,776,776
Net Income	$174,635	$142,210	$126,009	$135,643	$178,185
Total assets	$5,368,010	$5,193,392	$5,058,078	$4,569,511	$4,451,580
Long-term obligations (1)	$1,353,462	$1,253,301	$1,406,026	$1,246,567	$1,417,262

(1) Included long-term debt (excluding currently maturing debt) and noncurrent capital lease obligations.

	2005	2004	2003	2002	2001
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$620	$539	$526	$556	$586
Commercial	348	305	291	304	330
Industrial	362	318	305	330	371
Governmental	18	16	15	15	16
Total retail	1,348	1,178	1,137	1,205	1,303
Sales for resale:
Associated companies	192	250	234	165	240
Non-associated companies	211	186	188	164	201
Other	38	39	31	27	33
Total	$1,789	$1,653	$1,590	$1,561	$1,777
Billed Electric Energy Sales (GWh):
Residential	7,653	7,028	7,057	7,050	6,918
Commercial	5,730	5,428	5,328	5,221	5,162
Industrial	7,334	7,004	6,999	7,074	7,052
Governmental	288	275	266	255	245
Total retail	21,005	19,735	19,650	19,600	19,377
Sales for resale:
Associated companies	4,555	7,437	7,036	6,811	7,217
Non-associated companies	4,103	4,911	5,399	5,069	4,909
Total	29,663	32,083	32,085	31,480	31,503

ENTERGY GULF STATES, INC.

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Hurricane Rita and Hurricane Katrina

9; In August and September 2005, Hurricanes Katrina and Rita hit Entergy Gulf States' service territory in the Texas and Louisiana jurisdictions. The storms resulted in power outages, significant damage to electric distribution, transmission, and generation and gas infrastructure, and the loss of sales and customers due to mandatory evacuations. Total restoration costs for the repair or replacement of Entergy Gulf States' electric and gas facilities damaged by Hurricanes Katrina and Rita and business continuity costs are estimated to be $575 million, the majority of which is due to Hurricane Rita. The estimated costs include $289.8 million in construction expenditures and $285.2 million recorded as regulatory assets. The cost estimates do not include other potential incremental losses, such as the inability to recover fixed costs scheduled for recovery through base rates, which base rate revenue was not recovered due to a loss of anticipated sales.

Entergy Gulf States has recorded accruals for the portion of the estimated storm restoration costs not yet paid.  In accordance with its accounting policies, and based on historic treatment of such costs in its service territories and communications with local regulators, Entergy Gulf States recorded assets because management believes that recovery of these prudently incurred costs through some form of regulatory mechanism is probable. In December 2005, Entergy Gulf States filed with the LPSC for interim recovery of storm restoration costs. The filing is discussed below in "Significant Factors and Known Trends." Because Entergy Gulf States has not gone through the regulatory process regarding these storm costs, however, there is an element of risk, and Entergy is unable to predict with certainty the degree of success it may have in its recovery initiatives, the amount of restoration costs and incremental losses it may ultimately recover, or the timing of such recovery.

Entergy is pursuing a broad range of initiatives to recover storm restoration and business continuity costs and incremental losses. Initiatives include obtaining reimbursement of certain costs covered by insurance, obtaining assistance through federal legislation for Hurricane Rita and Hurricane Katrina, and, as noted above, pursuing recovery through existing or new rate mechanisms regulated by the FERC and local regulatory bodies.

Entergy's non-nuclear property insurance program provides coverage up to $400 million on an Entergy system-wide basis, subject to a $20 million per occurrence self-insured retention, for all risks coverage for direct physical loss or damage, including boiler and machinery breakdown.  Covered property generally includes power plants, substations, facilities, inventories, and gas distribution-related properties. Excluded property generally includes above-ground transmission and distribution lines, poles, and towers. The primary property program (excess of the deductible) is placed through Oil Insurance Limited ($250 million layer) with the excess program ($150 million layer) placed on a quota share basis through Underwriters at Lloyds (50%) and Hartford Steam Boiler Inspection and Insurance Company (50%).  There is an aggregation limit of $1 billion for all parties insured by OIL for any one occurrence, and Entergy has been notified by OIL that it expects claims for Hurricane Katrina to materially exceed this limit. Entergy is currently evaluating the amount of the covered losses for Entergy and each of the affected domestic utility companies, working with insurance adjusters, and preparing proofs of loss for Hurricanes Katrina and Rita. Entergy Gulf States currently estimates that its net insurance recoveries for the losses caused by the hurricanes, including the effect of the OIL aggregation limit being exceeded, will be approximately $95 million.

In December 2005, the U.S. Congress passed the Katrina Relief Bill, a hurricane aid package that includes $11.5 billion in Community Development Block Grants (for the states affected by Hurricanes Katrina, Rita, and Wilma) that allows state and local leaders to fund individual recovery priorities. The bill includes language that permits funding to be provided to publicly owned utilities. It is uncertain how much funding, if any, will be designated for utility reconstruction and the timing of such decisions is also uncertain. Entergy is currently preparing applications to seek Community Development Block Grant funding.

Results of Operations

Net Income

2005 Compared to 2004

Net income increased $14.2 million primarily due to higher net revenue and lower interest expense, partially offset by lower other income and higher taxes other than income taxes.

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
  an increase of $39.7 million (pre-tax) in net revenue, as discussed below;
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

Net Revenue

2005 Compared to 2004

Net revenue, which is Entergy Gulf States' measure of gross margin, consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory credits. Following is an analysis of the change in net revenue comparing 2005 to 2004.

Amount
(In Millions)

2004 net revenue	$1,149.8
Price applied to unbilled electric sales	44.2
Rate refund provisions	22.1
Base rates	8.4
Net wholesale revenue	(14.7)
Volume/weather	(13.4)
Other	(4.7)
2005 net revenue	$1,191.7

The price applied to unbilled electric sales variance is due to an increase in the fuel cost component of the price applied to unbilled sales in 2005. The fuel cost component is higher because of an increase in natural gas costs. The increase was also due to an increase in the base price applied to unbilled sales in both the Louisiana and Texas jurisdictions. See "Critical Accounting Estimates" below and Note 1 to the domestic utility companies and System Energy financial statements for further discussion of the accounting for unbilled revenues.

The rate refund provisions variance is due to provisions recorded in 2004 for potential rate actions and refunds.

The increase in electric base rates is due to the implementation of the LPSC formula rate plan rate increase effective with the first billing cycle of October 2005. The rate increase which is subject to refund is discussed in Note 2 to the domestic utility companies and System Energy financial statements.

The net wholesale revenue variance is primarily due to lower margins on sales to municipal and co-op customers.

The volume/weather variance is primarily due to decreased usage primarily during the unbilled sales period and decreased weather-adjusted usage on billed sales primarily due to the effects of Hurricanes Katrina and Rita. See "Critical Accounting Estimates" below and Note 1 to the domestic utility companies and System Energy financial statements for further discussion of the accounting for unbilled revenues. The decrease was partially offset by more favorable weather on billed sales compared to 2004.

Gross operating revenues and fuel and purchased power expenses

Gross operating revenues increased primarily due to:

  an increase of $237.4 million in fuel cost recovery revenues due to higher fuel rates;
  an increase of $161.4 million in gross wholesale revenue primarily due to increased sales to affiliated systems and municipal and co-op customers;
  an increase of $44.2 million in the price applied to unbilled electric sales, as discussed above; and
  a decrease of $22.1 million in rate refund provisions, as discussed above.

Fuel and purchased power expenses increased primarily due to an increase in the market prices of natural gas and purchased power.

2004 Compared to 2003

Net revenue, which is Entergy Gulf States' measure of gross margin, consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory credits. Following is an analysis of the change in net revenue comparing 2004 to 2003.
Amount
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

Other Income Statement Variances

2005 Compared to 2004

Taxes other than income taxes increased primarily due to higher ad valorem, franchise, and employment taxes. Ad valorem taxes increased primarily due to the increase in fuel-based revenues.

Depreciation and amortization expenses increased primarily due to an increase in plant in service as well as a change in 2004 in the estimated salvage values of certain depreciable assets.

Other income decreased primarily due to miscellaneous income - net, which decreased $35.3 million as a result of the following:
  a revision in 2004 to the estimated decommissioning cost liability for River Bend in accordance with a new decommissioning cost study that reflected a life extension for the plant. For the portion of River Bend not subject to cost-based ratemaking, the revised estimate resulted in the elimination of the asset retirement cost that had been recorded at the time of adoption of SFAS 143 with the remainder recorded as miscellaneous income of $27.7 million; and
  a reduction of $10.1 million in 2004 in the loss provision for an environmental clean-up site.

The decrease in other income was partially offset by an increase in interest and dividend income primarily due to proceeds received from the radwaste settlement discussed below in "Significant Factors and Known Trends - Central States Compact Claim" and an increase in AFUDC as a result of an increase in construction work in progress.

Interest on long-term debt decreased primarily due to the net retirement of $357 million of long-term debt in 2004, partially offset by the net issuance of $363.6 million of long-term debt issued in 2005. See "Liquidity and Capital Resources - Sources of Capital" below for tables of Entergy Gulf States' long-term debt issuances and retirements.

2004 Compared to 2003

Other operation and maintenance expenses decreased primarily due to:
  voluntary severance program accruals of $22.5 million in 2003; and
  a decrease of $4.3 million in nuclear material and labor costs due to reduced staff in 2004.

The decrease was partially offset by the following:
  an increase of $8.5 million in benefit and payroll costs; and
  an increase of $5 million in customer service support costs.

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

Income Taxes

The effective income tax rates for 2005, 2004, and 2003 were 34.8%, 36.0%, and 21.3%, respectively. See Note 3 to the domestic utility companies and System Energy financial statements for a reconciliation of the federal statutory rate of 35% to the effective income tax rate. Tax reserves not expected to reverse within the next year are reflected as non-current taxes accrued on the balance sheet.

Liquidity and Capital Resources

Cash Flow

Cash flows for the years ended December 31, 2005, 2004, and 2003 were as follows:

	2005	2004	2003
	(In Thousands)

Cash and cash equivalents at beginning of period	$6,974	$206,030	$318,404

Cash flow provided by (used in):
Operating activities	61,993	520,384	477,186
Investing activities	(577,859)	(319,990)	(497,862)
Financing activities	534,265	(399,450)	(91,698)
Net increase (decrease) in cash and cash equivalents	18,399	(199,056)	(112,374)

Cash and cash equivalents at end of period	$25,373	$6,974	$206,030

Operating Activities

Cash flow from operations decreased by $458.4 million in 2005 compared to 2004 primarily due to:

  increases in the deferred fuel costs and account receivables balances because of the effects of Hurricanes Katrina and Rita, along with an increase in fuel prices;
  storm restoration spending due to Hurricanes Katrina and Rita;
  the refund of $76 million to retail electricity customers per the March 2005 settlement approved by the LPSC; and
  a tax payment of $14.5 million in 2005 compared to a tax benefit of $28.2 million in 2004.

Cash flow from operations increased by $43.2 million in 2004 compared to 2003 primarily due to decreased vendor payments, increased recovery of deferred fuel costs, and lower interest payments.

In 2003, the domestic utility companies and System Energy filed, with the IRS a change in tax accounting method notification for their respective calculations of cost of goods sold.  The adjustment implemented a simplified method of allocation of overhead to the production of electricity, which is provided under the IRS capitalization regulations.  The cumulative adjustment placing these companies on the new methodology resulted in a $1.13 billion deduction for Entergy Arkansas, a $641 million deduction for Entergy Gulf States, a $474 million deduction for Entergy Louisiana, a $111 million deduction for Entergy Mississippi, a $32 million deduction for Entergy New Orleans, and a $440 million deduction for System Energy on Entergy's 2003 income tax return.  Entergy's current estimates of the utilization through 2005 indicate that Entergy Arkansas realized $115 million, Entergy Gulf States realized $46 million, Entergy Louisiana realized $64 million, Entergy Mississippi realized $2 million, and System Energy realized $138 million in cash tax benefit from the method change.  The Internal Revenue Service issued new proposed regulations, effective in 2005, which disallow a portion of Entergy's method.  Approximately $776 million of tax deductions have to be reversed and will be recognized in taxable income equally over two years, 2005 and 2006.  Entergy Arkansas' share of this reversal is $270 million, Entergy Gulf States' share is $148 million, Entergy Louisiana's share is $145 million, Entergy Mississippi's share is $124 million, Entergy New Orleans' share is $27 million, and System Energy's share is $62 million.  In 2005, the domestic utility companies and System Energy filed a notice with the IRS of a new tax accounting method for their respective calculations of cost of goods sold.  It is anticipated that this new method will offset a significant portion of the previously stated adjustment to taxable income.  As Entergy is in a consolidated net operating loss position, the adjustment required by the new regulations has the effect of reducing the consolidated net operating loss and does not require a payment to the IRS at this time.  However, to the extent the individual companies making this election do not have other deductions or other sufficient net operating losses, they will have to pay back their benefits received to other Entergy companies under the Entergy Tax Allocation Agreement.  At this time, it is estimated that Entergy Mississippi would owe $1 million, and System Energy would owe $9 million.  The new tax accounting method is also subject to IRS scrutiny.  Should the IRS fully deny the use of Entergy's tax accounting method for cost of goods sold, the companies would have to pay back all of the benefits received.

In addition to the direct costs caused by the storms, Hurricanes Katrina and Rita have had other impacts that have affected Entergy Gulf States' liquidity position. The Entergy New Orleans bankruptcy caused fuel and power suppliers to increase their scrutiny of the remaining domestic utility companies with the concern that one of them could suffer similar impacts, particularly after Hurricane Rita. As a result, some suppliers began requiring accelerated payments and decreased credit lines. In addition, the hurricanes damaged certain gas supply lines, thereby decreasing the number of potential suppliers. The hurricanes also exacerbated a market run-up in natural gas and power prices, thereby increasing Entergy Gulf States' ongoing costs, which consumed available credit lines more quickly and in some instances required the posting of additional collateral. Entergy managed through these events thus far, adequately supplied Entergy Gulf States with fuel and power, and as a result of steps taken by it regarding its storm costs expects to have adequate liquidity and credit to continue supplying Entergy Gulf States with fuel and power.

Investing Activities

Net cash used in investing activities increased $257.9 million in 2005 compared to 2004 primarily due to money pool activity, an increase in under-recovered fuel and purchased power expenses of $102.6 million in Texas that have been deferred and are expected to be collected over a period greater than twelve months, and the maturity in 2004 of $23.6 million of other investments that provided cash in 2004. See Note 1 to the domestic utility companies and System Energy financial statements for further discussion of the accounting for fuel costs.

Capital expenditures made during 2005 as a result of Hurricane Rita and Hurricane Katrina were $121.8 million.

Net cash used in investing activities decreased $177.9 million in 2004 compared to 2003 primarily due to money pool activity and the maturity in 2004 of $23.6 million of other temporary investments that had been made in 2003, which provided cash in 2004. Also contributing to the decrease was a $27.2 million decrease in under-recovered fuel and purchased power expenses in Texas that have been deferred and are expected to be collected over a period greater than twelve months. See Note 1 to the domestic utility companies and System Energy financial statements for further discussion of the accounting for fuel costs.

Financing Activities

Financing activities provided cash of $534.3 million in 2005 compared to using cash of $399.5 million in 2004 primarily due to the capital contribution of $300 million received from Entergy Corporation and the net issuance of $363.6 million of long-term debt in 2005 compared to the net retirement of $357 million of long-term debt in 2004. See "Sources of Capital" below for tables of Entergy Gulf States' long-term debt issuances and retirements.

Net cash used in financing activities increased $307.8 million in 2004 compared to 2003 primarily due to the net retirement of $357 million of long-term debt in 2004 compared to $15.4 million in 2003, in addition to money pool activity and an increase of $26.2 million in common stock dividends paid.

See Note 5 to the domestic utility companies and System Energy financial statements for details on long-term debt.

Capital Structure

Entergy Gulf States' capitalization is balanced between equity and debt, as shown in the following table. The decrease in the debt to capital percentage as of December 31, 2005 is primarily the result of an increase in shareholders' equity due to an increase in paid-in capital resulting from the capital contribution of $300 million received from Entergy Corporation and an increase in retained earnings, partially offset by increased debt outstanding.

	December 31, 2005	December 31, 2004

Net debt to net capital	51.4%	53.1%
Effect of subtracting cash from debt	0.2%	-
Debt to capital	51.6%	53.1%

Net debt consists of debt less cash and cash equivalents. Debt consists of notes payable, capital lease obligations, preferred stock with sinking fund, and long-term debt, including the currently maturing portion. Capital consists of debt and shareholders' equity. Net capital consists of capital less cash and cash equivalents. Entergy Gulf States uses the net debt to net capital ratio in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy Gulf States' financial condition.

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

Following are the amounts of Entergy Gulf States' planned construction and other capital investments, existing debt and lease obligations, and other purchase obligations:

	2006	2007-2008	2009-2010	after 2010	Total
	(In Millions)
Planned construction and
capital investment (1)	$191	$513	N/A	N/A	$704
Long-term debt	$-	$675	$347	$1,336	$2,358
Operating leases	$25	$29	$19	$-	$73
Purchase obligations (2)	$180	$91	$5	$-	$276
Other long-term liabilities	$3	$7	$2	-	$12
Nuclear fuel lease obligations (3)	$34	$21	N/A	N/A	$55

(1)

Includes approximately $172 to $203 million annually for maintenance capital, which is planned spending on routine capital projects that are necessary to support reliability of service, equipment or systems and to support normal customer growth.

(2)

Purchase obligations represent the minimum purchase obligation or cancellation charge for contractual obligations to purchase goods or services. For Entergy Gulf States, it primarily includes unconditional fuel and purchased power obligations.

(3)

It is expected that additional financing under the leases will be arranged as needed to acquire additional fuel, to pay interest, and to pay maturing debt. If such additional financing cannot be arranged, however, the lessee in each case must repurchase sufficient nuclear fuel to allow the lessor to meet its obligations.

In addition to the planned spending in the table above, Entergy Gulf States also expects to make $139 million of payments in 2006 related to Hurricane Katrina and Rita restoration work. Also, Entergy Gulf States expects to contribute $22.1 million to its pension plans and $14 million to other postretirement plans in 2006.

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

The following table lists First Mortgage Bonds issued by Entergy Gulf States in 2005:
Issue Date	Description	Maturity	Amount
			(In Thousands)

February 2005	6.18% Series	March 2035	$85,000
May 2005	5.7% Series	June 2015	200,000
July 2005	5.12% Series	August 2010	100,000
September 2005	Libor + .75% Series	October 2006	200,000
December 2005	Libor + .75% Series	December 2008	350,000
			$935,000

The following table lists long-term debt retired by Entergy Gulf States in 2005:
Retirement Date	Description	Maturity	Amount
			(In Thousands)

March 2005	8.75% Series Junior Subordinated Deferrable Interest Debentures	March 2046	$87,629
May 2005	9.0% West Feliciana Parish bonds	May 2015	45,000
May 2005	7.5% West Feliciana Parish bonds	May 2015	41,600
June 2005	7.7% West Feliciana Parish bonds	December 2014	94,000
August 2005	6.77% Series First Mortgage Bonds	August 2005	98,000
December 2005	Libor + .75% Series	October 2006	200,000
			$566,229

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

Entergy Gulf States' receivables from or (payables to) the money pool were as follows as of December 31 for each of the following years:
2005	2004	2003	2002
(In Thousands)

$64,011	($59,720)	$69,354	$18,131

See Note 4 to the domestic utility companies and System Energy financial statements for a description of the money pool.

Prior to February 8, 2006, borrowings and securities issuances by Entergy Gulf States were limited to amounts authorized by the SEC. Effective with repeal of PUHCA 1935 on that date, the FERC, under the Federal Power Act, has jurisdiction over all of the securities issuances by Entergy Gulf States. After the effective date of PUHCA 1935 repeal, the FERC has issued two orders authorizing long and short-term securities issuances by Entergy Gulf States. The short-term authority extends through March 31, 2008 in an aggregate amount, at any one time outstanding, of up to $350 million.

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

In July 2004, the PUCT denied Entergy's application to certify Entergy's transmission organization as an independent organization under Texas law. In its order, the PUCT also ordered: the cessation of efforts to develop an interim solution for retail open access in Entergy Gulf States' Texas service territory, termination of the pilot project in that territory, and a delay in retail open access in that territory until either a FERC-approved RTO is in place or some other independent transmission entity is certified under Texas law. Several parties have appealed the termination of the pilot program aspect of the order, claiming the issue was not properly a part of the proceeding.

In June 2005, a Texas law was enacted which provides that:

  Entergy Gulf States is authorized by the legislation to proceed with a jurisdictional separation into two vertically integrated utilities, one subject solely to the retail jurisdiction of the LPSC and one subject solely to the retail jurisdiction of the PUCT (discussed below);
  the portions of all prior PUCT orders requiring Entergy Gulf States to comply with any provisions of Texas law governing transition to retail competition are void;
  Entergy Gulf States must file a plan by January 1, 2006, identifying the power region(s) to be considered for certification and the steps and schedule to achieve certification (discussed below);
  Entergy Gulf States must file a transition to competition plan no later than January 1, 2007, that would address how Entergy Gulf States intends to mitigate market power and achieve full customer choice, including potential construction of additional transmission facilities, generation auctions, generation capacity divestiture, reinstatement of a customer choice pilot project, establishment of a price to beat, and other measures;
  Entergy Gulf States' rates are subject to cost-of-service regulation until retail customer choice is implemented;
  Entergy Gulf States may not file a general base rate case in Texas before June 30, 2007, with rates effective no earlier than June 30, 2008, but may seek before then the recovery of certain incremental purchased power capacity costs, adjusted for load growth, not in excess of five percent of its annual base rate revenues (as discussed below in "State and Local Rate Regulation," in July 2005 Entergy Gulf States filed a request for implementation of an incremental purchased capacity recovery rider); and
  Entergy Gulf States may recover over a period not to exceed 15 years reasonable and necessary transition to competition costs incurred before the effective date of the legislation and not previously recovered, with appropriate carrying charges (as discussed below in "State and Local Rate Regulation," in August 2005, Entergy Gulf States filed with the PUCT an application for recovery of its transition to competition costs).

Entergy Gulf States made the January 2006 filing regarding the identification of power region(s) required by the 2005 legislation, and based on the statutory requirements for the certification of a qualified power region (QPR), previous PUCT rulings, and Entergy Gulf States' geographical location, Entergy Gulf States identified three potential power regions:

  Electric Reliability Council of Texas (ERCOT) as the power region and Independent Organization (IO);
  Southwest Power Pool (SPP) as the power region and IO; and
  the Entergy market as the power region and the Independent Coordinator of Transmission (ICT) as the IO.

Based on previous rulings of the PUCT, and absent reconsideration of those rulings, Entergy Gulf States believes that the third alternative - an ICT operating in Entergy's market area - is not likely to be a viable QPR alternative at this time. Accordingly, while noting this alternative, Entergy Gulf States' filing focuses on the first two alternatives, which are expected to meet the statutory requirements for certification so long as certain key implementation issues can be resolved. Entergy Gulf States' filing enumerated and discussed the corresponding steps and a high-level schedule associated with certifying either of these two power regions.

Entergy Gulf States' filing does not make a recommendation between ERCOT and the SPP as a power region. Rather, the filing discusses the major issues that must be resolved for either of those alternatives to be implemented. In the case of ERCOT, the major issue is the cost and time related to the construction of facilities to interconnect Entergy Gulf States' Texas operations with ERCOT, while addressing the interest of Entergy Gulf States' retail customers and certain wholesale customers in access to generation outside of Texas. With respect to the SPP, the major issue is the development of protocols that would ultimately be necessary to implement retail open access.

Entergy Gulf States recommended that the PUCT open a project for the purpose of involving stakeholders in the selection of the single power region that Entergy Gulf States should request for certification. Entergy Gulf States notes that House Bill 1567 also directs Entergy Gulf States to file a transition to competition filing no later than January 1, 2007. The contents of the January 1, 2007 filing will be affected by the power region selected. Accordingly, Entergy Gulf States recommended that the goal of the project should be to reach consensus on a power region in a timely manner to inform Entergy Gulf States' January 1, 2007 filing.

Jurisdictional Separation Plan

Pursuit of Entergy Gulf States' business separation plan mandated by Texas law in connection with retail open access in the Texas service territory has been complicated by the existence of retail operations in Louisiana subject to the jurisdiction of the LPSC. During the course of Entergy Gulf States' retail open access proceedings with the PUCT, the LPSC has been holding independent proceedings concerning the proposed separation of Entergy Gulf States' business. Unlike the plan filed with the PUCT in 2000 (and amended through 2001) to separate Entergy Gulf States' Texas generation, transmission, distribution, and retail electric functions into separate companies, the investigation recently initiated in the LPSC proceedings is evaluating a jurisdictional split of Entergy Gulf States into a Louisiana company and a Texas company. In a status conference held in September 2004 before an ALJ, the LPSC staff asserted that uncertainty with respect to retail open access in Texas should not control whether or when the LPSC should require the jurisdictional separation of Entergy Gulf States and recommended that an investigation concerning the proposed jurisdictional separation proceed. Entergy Gulf States submitted a preliminary methodology developed by Entergy for the jurisdictional separation of Entergy Gulf States if the regulators should determine that a jurisdictional separation is in the public interest. Although it contains many components that are similar to those set forth in the business separation plan filed with the PUCT, the preliminary methodology filed with the LPSC provides for the separation of Entergy Gulf States into a Louisiana vertically integrated utility company and a Texas vertically integrated utility company; rather than the separation of Entergy Gulf States' Texas generation, transmission, distribution, and retail electric functions into separate companies as is envisioned in the plan filed with the PUCT. At a status conference in December 2005, the ALJ set a new procedural schedule which provides for a hearing to be held in August 2006. Approvals of the FERC, the SEC, the PUCT, and the NRC may also be required for certain matters before any implementation of the jurisdictional separation of Entergy Gulf States.

Louisiana

In November 2001, the LPSC decided not to move forward with retail open access for any customers at this time. The LPSC instead directed its staff to hold collaborative group meetings concerning open access from time to time, and to have the LPSC staff monitor developments in neighboring states and to report to the LPSC regarding the progress of retail access developments in those states. In September 2004, in response to a study performed by the Louisiana State University Center for Energy Studies that evaluated a limited industrial-only retail choice program, the LPSC asked the LPSC staff to solicit comments and obtain information from utilities, customers, and other interested parties concerning the potential costs and benefits of a limited choice program, the impact of such a program on other customers, as well as issues such as stranded costs and transmission service.  Comments from interested parties were filed with the LPSC in January 2005. A technical conference was held in April 2005 and in May 2005 interested parties filed reply comments to arguments made at the technical conference. Entergy stated that it believes that there is no new information or credible evidence that would justify altering the LPSC's previous conclusion that retail access is not in the public interest.

State and Local Rate Regulation

The rates that Entergy Gulf States charges for its services are an important item influencing its financial position, results of operations, and liquidity. Entergy Gulf States is closely regulated and the rates charged to its customers are determined in regulatory proceedings. Governmental agencies, the LPSC and the PUCT, are primarily responsible for approval of the rates charged to customers.

In December 2005, Entergy Gulf States filed with the LPSC for interim recovery of $141 million of storm costs.  The filing proposes implementing an $18.7 million annual interim surcharge, including carrying charges, effective March 2006 based on a ten-year recovery period.  The filing includes provisions for updating the surcharge to reflect actual costs incurred as well as the receipt of insurance or federal aid.  Hearings occurred in February 2006.  The LPSC ordered that Entergy Gulf States recover $850,000 per month as interim storm cost recovery.  For the period March 2006 to September 2006, Entergy Gulf States' interim storm cost recovery shall be through its fuel adjustment clause, with the total recovery for that time period capped at $6 million.  The mechanism for the fuel adjustment clause recovery is a retention by Entergy Gulf States of 15% of the difference between the February 2006 fuel adjustment clause and the fuel adjustment clause in those successive months in which the fuel adjustment clause is lower than it was in the February 2006 fuel adjustment clause, until the $6 million cap is reached.  Beginning in September 2006, Entergy Gulf States' interim storm cost recovery of $850,000 per month shall be through base rates.  In addition, all excess earnings that Entergy Gulf States may earn under its 2005 formula rate plan, and any ensuing period in which interim relief is being collected, will be used as an offset to any prospective storm restoration recovery.  The formula rate plan is discussed in Note 2 to the domestic utility companies and System Energy financial statements.

In March 2005, the LPSC approved a settlement proposal to resolve various dockets covering a range of issues for Entergy Gulf States and Entergy Louisiana. The settlement resulted in credits of $76 million to retail electricity customers in Entergy Gulf States' Louisiana service territory. The settlement dismissed Entergy Gulf States' fourth, fifth, sixth, seventh, and eighth annual earnings reviews, Entergy Gulf States' ninth post-merger earnings review and revenue requirement analysis, the continuation of a fuel review for Entergy Gulf States, dockets established to consider issues concerning power purchases for the summers of 2001, 2002, 2003, and 2004, all prudence issues associated with decisions made through May 2005 related to the nuclear plant uprates at issue in these cases, and an LPSC docket concerning retail issues arising under the System Agreement. The settlement does not include the System Agreement case at FERC. In addition, Entergy Gulf States agreed not to seek recovery from customers of $2 million of excess refund amounts associated with the fourth through the eighth annual earnings reviews. The credits were issued in connection with April 2005 billings. Entergy Gulf States previously reserved for the approximate refund amounts.

The settlement includes the establishment of a three-year formula rate plan for Entergy Gulf States that, among other provisions, establishes an ROE mid-point of 10.65% for the initial three-year term of the plan and permits Entergy Gulf States to recover incremental capacity costs outside of a traditional base rate proceeding. Under the formula rate plan, over- and under-earnings outside the allowed range of 9.9% to 11.4% will be allocated 60% to the customers and 40% to Entergy Gulf States. Entergy Gulf States initial formula rate plan filing is discussed below. In addition, there is the potential to extend the formula rate plan beyond the initial three-year effective period by mutual agreement of the LPSC and Entergy Gulf States.

In June 2005, the Alliance for Affordable Energy and an individual plaintiff filed an appeal of the settlement in the 19th Judicial District Court for the parish of East Baton Rouge, Louisiana. The plaintiffs dismissed the appeal with prejudice in December 2005.

In June 2005, Entergy Gulf States made its formula rate plan filing with the LPSC for the test year ending December 31, 2004. The filing shows a net revenue deficiency of $2.58 million indicating that no refund liability exists. The filing also indicates that a prospective rate increase of $23.8 million is required in order for Entergy Gulf States to earn the authorized ROE mid-point of 10.65%. A revision to the filing was made in September 2005 resulting in a $37.2 million base rate increase effective with the first billing cycle of October 2005, subject to refund. The base rate increase consists of two components. The first is a base rate increase of approximately $21.1 million due to the formula rate plan 2004 test year revenue requirement. The second component of the increase is the recovery of the annual revenue requirement of $16.1 million associated with the purchase of power from the Perryville generating station, which purchase was approved by the LPSC. A final order from the LPSC is expected by the second quarter of 2006.

Entergy Gulf States filed with the PUCT in July 2005 a request for implementation of an incremental purchased capacity recovery rider, consistent with the recently passed Texas legislation discussed above under "Transition to Retail Competition." The rider requested $23.1 million annually in incremental revenues on a Texas retail basis which represents the incremental purchased capacity costs, including Entergy Gulf States' obligation to purchase power from Entergy Louisiana's recently acquired Perryville plant, over what is already in Entergy Gulf States' base rates. Entergy Gulf States reached an initial agreement with parties that the date upon which cost recovery and cost reconciliation would begin is September 1, 2005.  A further non-unanimous settlement was reached with most of the parties that allowed for the rider to be implemented effective December 1, 2005 and collect $18 million annually. The settlement also provides for a fuel reconciliation to be filed by Entergy Gulf States by May 15, 2006 that will resolve the remaining issues in the case with the exception of the amount of purchased power in current base rates and the costs to which load growth is attributed, both of which were settled. The hearing with respect to the non-unanimous settlement, which was opposed by the Office of Public Utility Counsel, was conducted on October 19, 2005 before the ALJ, who issued a Proposal for Decision supporting the settlement. In December 2005, the PUCT approved the settlement. The amounts collected by the purchased capacity recovery rider are subject to reconciliation.

The recently passed Texas legislation also allowed Entergy Gulf States to file for recovery of reasonable and necessary transition to competition costs. Entergy Gulf States filed with the PUCT in August 2005 an application for recovery of such costs. Entergy Gulf States requested recovery of $189 million in transition to competition costs through implementation of a 15-year rider to be effective no later than March 1, 2006. The $189 million represents transition to competition costs Entergy Gulf States incurred from June 1, 1999 through June 17, 2005 in preparing for competition in its service area, including attendant AFUDC, and all carrying costs projected to be incurred on the transition to competition costs through February 28, 2006. The $189 million is before any gross-up for taxes or carrying costs over the 15-year recovery period. Entergy Gulf States has reached a unanimous settlement agreement in principle on all issues with the active parties in the transition to competition cost recovery case. The agreement in principle allows Entergy Gulf States to recover $14.5 million per year in transition to competition costs over a 15-year period. Entergy Gulf States implemented interim rates based on this revenue level on March 1, 2006, subject to refund. Entergy Gulf States expects that the PUCT will consider the formal settlement document, which is currently being developed, in the second quarter 2006.

In July 2004, Entergy Gulf States filed with the LPSC an application for a change in its rates and charges seeking an increase of $9.1 million in gas base rates in order to allow Entergy Gulf States an opportunity to earn a fair and reasonable rate of return. In June 2005, the LPSC unanimously approved Entergy Gulf States' proposed settlement that includes a $5.8 million gas base rate increase effective the first billing cycle of July 2005 and a rate stabilization plan with an ROE mid-point of 10.5%.

In January 2006, Entergy Gulf States filed with the LPSC its gas rate stabilization plan. The filing showed a revenue deficiency of $4.1 million based on an ROE mid-point of 10.5%. Approval by the LPSC and implementation is not expected until the second quarter of 2006.

Federal Regulation

System Agreement Proceedings

See "System Agreement Proceedings" in the "Significant Factors and Known Trends" section of Entergy Corporation and Subsidiaries Management's Discussion and Analysis for discussion of the proceeding at FERC involving the System Agreement and of other related proceedings.

Transmission

See "Independent Coordinator of Transmission" in the "Significant Factors and Known Trends" section of Entergy Corporation and Subsidiaries Management's Discussion and Analysis for further discussion.

Interconnection Orders

See "Interconnection Orders" in the "Significant Factors and Known Trends" section of Entergy Corporation and Subsidiaries Management's Discussion and Analysis for further discussion.

Available Flowgate Capacity Proceeding

See "Available Flowgate Capacity Proceeding" in the "Significant Factors and Known Trends" section of Entergy Corporation and Subsidiaries Management's Discussion and Analysis for further discussion.

Energy Policy Act of 2005

See "Energy Policy Act of 2005" in the "Significant Factors and Known Trends" section of Entergy Corporation and Subsidiaries Management's Discussion and Analysis for further discussion, including a discussion of the implications of repeal of PUHCA 1935 and ongoing FERC regulation under the Federal Power Act.

Central States Compact Claim

The Low-Level Radioactive Waste Policy Act of 1980 holds each state responsible for disposal of low-level radioactive waste originating in that state, but allows states to participate in regional compacts to fulfill their responsibilities jointly.  Arkansas and Louisiana participate in the Central Interstate Low-Level Radioactive Waste Compact (Central States Compact or Compact).  Commencing in early 1988, Entergy Arkansas, Entergy Gulf States, and Entergy Louisiana made a series of contributions to the Central States Compact to fund the Central States Compact's development of a low-level radioactive waste disposal facility to be located in Boyd County, Nebraska.  In December 1998, Nebraska, the host state for the proposed Central States Compact disposal facility, denied the compact's license application for the proposed disposal facility.  Several parties, including the commission that governs the compact (the Compact Commission), filed a lawsuit against Nebraska seeking damages resulting from Nebraska's denial of the proposed facility's license.  After a trial, the U.S. District Court concluded that Nebraska violated its good faith obligations regarding the proposed waste disposal facility and rendered a judgment against Nebraska in the amount of $151 million.  In August 2004, Nebraska agreed to pay the Compact $141 million in settlement of the judgment. In July 2005, the Compact Commission decided to distribute a substantial portion of the proceeds from the settlement to the nuclear power generators that had contributed funding for the Boyd County facility, including Entergy Arkansas, Entergy Gulf States, and Entergy Louisiana. On August 1, 2005, Nebraska paid $145 million, including interest, to the Compact, and the Compact distributed from the settlement proceeds $23.6 million to Entergy Arkansas, $19.9 million to Entergy Gulf States, and $19.4 million to Entergy Louisiana.  The proceeds were first applied to the existing regulatory asset, with the remainder causing an increase in pre-tax earnings of $16.7 million at Entergy Gulf States.

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

In the third quarter of 2004, Entergy Gulf States recorded a revision to its estimated decommissioning cost liability in accordance with a new decommissioning cost study for River Bend that reflected an expected life extension for the plant. The revised estimate resulted in a $166.4 million reduction in decommissioning liability, along with a $31.3 million reduction in utility plant, a $49.6 million reduction in non-utility property, a $40.1 million reduction in the related regulatory asset, and a regulatory liability of $17.7 million. For the portion of River Bend not subject to cost-based ratemaking, the revised estimate resulted in the elimination of the asset retirement cost that had been recorded at the time of adoption of SFAS 143 with the remainder recorded as miscellaneous income of $27.7 million ($17 million net-of-tax).

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

Qualified Pension and Other Postretirement Benefits

Entergy sponsors qualified defined benefit pension plans which cover substantially all employees. Additionally, Entergy currently provides postretirement health care and life insurance benefits for substantially all employees who reach retirement age while still working for Entergy. Entergy's reported costs of providing these benefits, as described in Note 10 to the domestic utility companies and System Energy financial statements, are impacted by numerous factors including the provisions of the plans, changing employee demographics, and various actuarial calculations, assumptions, and accounting mechanisms. Because of the complexity of these calculations, the long-term nature of these obligations, and the importance of the assumptions utilized, Entergy's estimate of these costs is a critical accounting estimate.

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

In selecting an assumed discount rate to calculate benefit obligations, Entergy reviews market yields on high-quality corporate debt and matches these rates with Entergy's projected stream of benefit payments. Based on recent market trends, Entergy reduced its discount rate used to calculate benefit obligations from 6.25% in 2003 to 6.00% in 2004 and to 5.90% in 2005. Entergy reviews actual recent cost trends and projected future trends in establishing health care cost trend rates. Based on this review, Entergy increased its health care cost trend rate assumption used in calculating the December 31, 2005 accumulated postretirement benefit obligation to a 12% increase in health care costs in 2006 gradually decreasing each successive year, until it reaches a 4.5% annual increase in health care costs in 2012 and beyond.

In determining its expected long-term rate of return on plan assets, Entergy reviews past long-term performance, asset allocations, and long-term inflation assumptions. Entergy targets an asset allocation for its pension plan assets of roughly 65% equity securities, 31% fixed income securities and 4% other investments. The target allocation for Entergy's other postretirement benefit assets is 51% equity securities and 49% fixed income securities. Based on recent market trends, Entergy reduced its expected long-term rate of return on plan assets used to calculate benefit obligations from 8.75% for 2003 to 8.5% in both 2004 and 2005. The assumed rate of increase in future compensation levels used to calculate benefit obligations was 3.25% in 2004, 2005, and 2006.

Cost Sensitivity

The following chart reflects the sensitivity of qualified pension cost to changes in certain actuarial assumptions (dollars in thousands):

Actuarial Assumption	Change in Assumption	Impact on 2005 Qualified Pension Cost	Impact on Qualified Projected Benefit Obligation
	Increase/(Decrease)

Discount rate	(0.25%)	$1,650	$18,434
Rate of return on plan assets	(0.25%)	$1,160	-
Rate of increase in compensation	0.25%	$789	$4,622

The following chart reflects the sensitivity of postretirement benefit cost to changes in certain actuarial assumptions (dollars in thousands):

Actuarial Assumption	Change in Assumption	Impact on 2005 Postretirement Benefit Cost	Impact on Accumulated Postretirement Benefit Obligation
	Increase/(Decrease)

Health care cost trend	0.25%	$817	$4,628
Discount rate	(0.25%)	$493	$5,424

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

Costs and Funding

Total qualified pension cost for Entergy Gulf States in 2005 was $4.3 million. Entergy Gulf States anticipates 2006 qualified pension cost to increase to $6.7 million. Entergy Gulf States contributed $14.8 million to its qualified pension plans in 2005, and under current law, project 2006 contributions will be $22 million. This projection may change pending passage of pension reform legislation. In January 2006, $8.2 million was funded. This contribution was originally planned for 2005; however, it was delayed as a result of the Katrina Emergency Tax Relief Act. The rise in pension funding requirements is due to declining interest rates and the phased-in effect of asset underperformance from 2000 to 2002, partially offset by the Pension Funding Equity Act relief passed in April 2004.

Entergy Gulf States' qualified pension accumulated benefit obligation at December 31, 2005, exceeded plan assets. As a result, Entergy Gulf States' was required to recognize an additional minimum liability as prescribed by SFAS 87 at December 31, 2005. At December 31, 2005, Entergy Gulf States' recorded an additional minimum liability for its qualified pension plans of $16.4 million, a regulatory asset of $11.2 million, an intangible asset for the unrecognized prior service cost of $3.2 million, and accumulated other comprehensive income of $1.7 million net-of-tax. At December 31, 2004, Entergy Gulf States' accumulated benefit obligation was less than plan assets, therefore, there was no additional minimum pension liability required to be recognized. Net income for 2005, 2004, and 2003 was not impacted.

Total postretirement health care and life insurance benefit costs for Entergy Gulf States in 2005 were $15.2 million, including $4.7 million in savings due to the estimated effect of future Medicare Part D subsidies. Entergy Gulf States expects 2006 postretirement health care and life insurance benefit costs to be approximately $14.7 million, including $5.3 million in savings due to the estimated effect of future Medicare Part D subsidies.

New Accounting Pronouncements

In December 2005, Entergy Gulf States implemented FASB Interpretation 47, "Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143", (FIN 47), effective as of that date, which required the recognition of additional asset retirement obligations other than nuclear decommissioning which are conditional in nature. The obligations recognized upon implementation represent Entergy Gulf States' obligation to remove and dispose of asbestos at many of its non-nuclear generating units if and when those units are retired from commercial service and dismantled. The net effect of implementing FIN 47 for the rate-regulated business of Entergy Gulf States was recorded as a regulatory asset, with no resulting effect on Entergy Gulf States' net income. Entergy Gulf States recorded this regulatory asset because its existing rate mechanisms allow the recovery in rates of the ultimate costs of asbestos removal, either through cost of service or in rate base, from current and future customers. Upon implementation of FIN 47 in December 2005, assets increased by $8.1 million and liabilities increased by $9.5 million as a result of recording the asset retirement obligation at its fair value as determined under FIN 47, increasing utility plant by $0.9 million, increasing accumulated depreciation by $0.6 million, and recording the related regulatory asset of $7.8 million. The implementation of FIN 47 for the portion of Entergy Gulf States not subject to cost-based ratemaking decreased earnings by $0.9 million net-of-tax.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Entergy Gulf States, Inc.:

We have audited the accompanying balance sheets of Entergy Gulf States, Inc. as of December 31, 2005 and 2004, and the related statements of income; of retained earnings, comprehensive income, and paid-in capital; and of cash flows (pages 205 through 210 and applicable items in pages 302 through 376) for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Entergy Gulf States, Inc. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 8 to the notes to respective financial statements, in 2003 Entergy Gulf States, Inc. adopted the provisions of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2006 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

DELOITTE & TOUCHE LLP

New Orleans, Louisiana
March 9, 2006

ENTERGY GULF STATES, INC.
INCOME STATEMENTS

	For the Years Ended December 31,
	2005	2004	2003
	(In Thousands)

OPERATING REVENUES
Domestic electric	$3,289,511	$2,821,296	$2,579,916
Natural gas	77,660	61,088	59,821
TOTAL	3,367,171	2,882,384	2,639,737

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	829,151	772,914	693,612
Purchased power	1,353,108	969,779	838,498
Nuclear refueling outage expenses	18,151	15,969	14,045
Other operation and maintenance	445,326	445,413	457,428
Decommissioning	9,483	13,645	14,268
Taxes other than income taxes	125,263	118,081	117,009
Depreciation and amortization	202,128	197,234	199,583
Other regulatory credits - net	(6,799)	(10,070)	(2,476)
TOTAL	2,975,811	2,522,965	2,331,967

OPERATING INCOME	391,360	359,419	307,770

OTHER INCOME (DEDUCTIONS)
Allowance for equity funds used during construction	18,757	13,027	15,855
Interest and dividend income	21,375	15,753	17,902
Miscellaneous - net	910	36,180	(109,389)
TOTAL	41,042	64,960	(75,632)

INTEREST AND OTHER CHARGES
Interest on long-term debt	116,633	125,356	148,516
Other interest - net	10,155	8,242	8,827
Allowance for borrowed funds used during construction	(11,153)	(9,771)	(13,349)
TOTAL	115,635	123,827	143,994

INCOME BEFORE INCOME TAXES AND
CUMULATIVE EFFECT OF ACCOUNTING CHANGE	316,767	300,552	88,144

Income taxes	110,270	108,288	24,249

INCOME BEFORE CUMULATIVE EFFECT
OF ACCOUNTING CHANGE	206,497	192,264	63,895

CUMULATIVE EFFECT OF ACCOUNTING
CHANGE (net of income taxes of $12,713)	-	-	(21,333)

NET INCOME	206,497	192,264	42,562

Preferred dividend requirements and other	4,201	4,472	4,701

EARNINGS APPLICABLE TO
COMMON STOCK	$202,296	$187,792	$37,861

See Notes to Respective Financial Statements.

(Page left blank intentionally)

ENTERGY GULF STATES, INC.
STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2005	2004	2003
	(In Thousands)

OPERATING ACTIVITIES
Net income	$206,497	$192,264	$42,562
Adjustments to reconcile net income to net cash flow provided by operating activities:
Reserve for regulatory adjustments	(64,802)	24,112	12,605
Other regulatory credits - net	(6,799)	(10,070)	(2,476)
Depreciation, amortization, and decommissioning	211,611	210,879	213,851
Deferred income taxes and investment tax credits	404,793	57,908	37,287
Cumulative effect of accounting change	-	-	21,333
Changes in working capital:
Receivables	(147,085)	(54,580)	(45,186)
Fuel inventory	(10,538)	1,205	(1,469)
Accounts payable	99,581	126	(17,013)
Taxes accrued	(272,308)	99,955	12,618
Interest accrued	1,596	(3,834)	(1,900)
Deferred fuel costs	(87,594)	78,200	59,165
Other working capital accounts	8,142	7,426	11,874
Provision for estimated losses and reserves	(3,979)	(13,844)	115,878
Changes in other regulatory assets	(219,172)	(10,060)	3,983
Other	(57,950)	(59,303)	14,074
Net cash flow provided by operating activities	61,993	520,384	477,186

INVESTING ACTIVITIES
Construction expenditures	(370,521)	(357,720)	(348,507)
Allowance for equity funds used during construction	18,757	13,027	15,855
Nuclear fuel purchases	(1,297)	(45,085)	(39,959)
Proceeds from sale/leaseback of nuclear fuel	491	38,800	38,029
Proceeds from nuclear decommissioning trust fund sales	38,070	29,185	46,027
Investment in nuclear decommissioning trust funds	(51,178)	(41,255)	(57,455)
Change in money pool receivable - net	(64,011)	69,354	(51,223)
Changes in other investments - net	4,343	23,579	(23,579)
Other regulatory investments	(152,513)	(49,875)	(77,050)
Net cash flow used in investing activities	(577,859)	(319,990)	(497,862)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	929,782	472,039	1,032,682
Retirement of long-term debt	(566,229)	(829,000)	(1,048,129)
Proceeds from a capital contribution	300,000	-	-
Change in money pool payable - net	(59,720)	59,720	-
Redemption of preferred stock	(3,450)	(3,450)	(3,450)
Dividends paid:
Common stock	(61,900)	(94,300)	(68,100)
Preferred stock	(4,218)	(4,459)	(4,701)
Net cash flow provided by (used in) financing activities	534,265	(399,450)	(91,698)

Net increase (decrease) in cash and cash equivalents	18,399	(199,056)	(112,374)

Cash and cash equivalents at beginning of period	6,974	206,030	318,404

Cash and cash equivalents at end of period	$25,373	$6,974	$206,030

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period for:
Interest - net of amount capitalized	$117,075	$130,491	$152,655
Income taxes	$14,450	($28,169)	($30,987)

See Notes to Respective Financial Statements.

ENTERGY GULF STATES, INC.
BALANCE SHEETS
ASSETS

	December 31,
	2005	2004
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$7,341	$5,627
Temporary cash investments - at cost,
which approximates market	18,032	1,347
Total cash and cash equivalents	25,373	6,974
Accounts receivable:
Customer	203,205	124,801
Allowance for doubtful accounts	(4,794)	(2,687)
Associated companies	90,223	13,980
Other	50,445	40,697
Accrued unbilled revenues	186,527	137,719
Total accounts receivable	525,606	314,510
Deferred fuel costs	254,950	61,124
Accumulated deferred income taxes	-	14,339
Fuel inventory - at average cost	60,196	49,658
Materials and supplies - at average cost	112,544	101,922
Prepayments and other	36,996	20,556
TOTAL	1,015,665	569,083

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	310,779	290,952
Non-utility property - at cost (less accumulated depreciation)	91,589	94,052
Other	22,498	22,012
TOTAL	424,866	407,016

UTILITY PLANT
Electric	8,569,073	8,418,119
Natural gas	86,375	78,627
Construction work in progress	526,017	331,703
Nuclear fuel under capital lease	55,155	71,279
Nuclear fuel	11,338	-
TOTAL UTILITY PLANT	9,247,958	8,899,728
Less - accumulated depreciation and amortization	4,075,724	4,047,182
UTILITY PLANT - NET	5,172,234	4,852,546

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
SFAS 109 regulatory asset - net	459,136	444,799
Other regulatory assets	604,419	285,017
Deferred fuel costs	69,443	29,000
Long-term receivables	16,151	23,228
Other	41,195	44,713
TOTAL	1,190,344	826,757

TOTAL ASSETS	$7,803,109	$6,655,402

See Notes to Respective Financial Statements.

ENTERGY GULF STATES, INC.
BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY

	December 31,
	2005	2004
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$ -	$98,000
Accounts payable:
Associated companies	100,313	153,069
Other	479,232	147,337
Customer deposits	57,756	53,229
Accumulated deferred income taxes	71,196	-
Taxes accrued	-	22,882
Nuclear refueling outage costs	15,548	-
Interest accrued	34,338	32,742
Obligations under capital leases	33,516	33,518
Other	14,945	19,912
TOTAL	806,844	560,689

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,619,890	1,533,804
Accumulated deferred investment tax credits	132,909	138,616
Obligations under capital leases	20,724	37,711
Other regulatory liabilities	37,482	34,009
Decommissioning and retirement cost liabilities	175,480	152,095
Transition to competition	79,098	79,098
Regulatory reserves	16,153	81,455
Accumulated provisions	67,747	66,875
Long-term debt	2,358,130	1,891,478
Preferred stock with sinking fund	13,950	17,400
Other	203,665	229,408
TOTAL	4,725,228	4,261,949

Commitments and Contingencies

SHAREHOLDERS' EQUITY
Preferred stock without sinking fund	47,327	47,327
Common stock, no par value, authorized 200,000,000
shares; issued and outstanding 100 shares in 2005 and 2004	114,055	114,055
Paid-in capital	1,457,486	1,157,486
Retained earnings	653,578	513,182
Accumulated other comprehensive income (loss)	(1,409)	714
TOTAL	2,271,037	1,832,764

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$7,803,109	$6,655,402

See Notes to Respective Financial Statements.

ENTERGY GULF STATES, INC.
STATEMENTS OF RETAINED EARNINGS, COMPREHENSIVE INCOME, AND PAID-IN CAPITAL

	For the Years Ended December 31,
	2005		2004		2003
	(In Thousands)
RETAINED EARNINGS
Retained Earnings - Beginning of period	$513,182		$419,690		$449,929

Add - Net Income	206,497	$206,497	192,264	$192,264	42,562	$42,562

Deduct:
Dividends declared on common stock	61,900		94,300		68,100
Preferred dividend requirements and other	4,201	4,201	4,472	4,472	4,701	4,701
Total	66,101		98,772		72,801

Retained Earnings - End of period	$653,578		$513,182		$419,690

ACCUMULATED OTHER COMPREHENSIVE
INCOME (LOSS) (Net of Taxes):
Balance at beginning of period:
Accumulated derivative instrument fair value changes	$ -		$3,912		$3,286
Other accumulated comprehensive income items	714		-		-
Total	$714		$3,912		$3,286

Net derivative instrument fair value changes
arising during the period	-	-	(3,912)	(3,912)	626	626

Minimum pension liability	(2,233)	(2,233)	-	-	-	-

Net unrealized investment gains	110	110	714	714	-	-

Balance at end of period:
Accumulated derivative instrument fair value changes	-		-		3,912
Other accumulated comprehensive income items	(1,409)		714		-
Total	($1,409)		$714		$3,912
Comprehensive Income		$200,173		$184,594		$38,487

PAID-IN CAPITAL
Paid-in Capital - Beginning of period	$1,157,486		$1,157,486		$1,157,484

Add:
Capital contribution	300,000		-		-
Other	-		-		2

Paid-in Capital - End of period	$1,457,486		$1,157,486		$1,157,486

ENTERGY GULF STATES, INC.
SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON

	2005	2004	2003	2002	2001
	(In Thousands)

Operating revenues	$3,367,171	$2,882,384	$2,639,737	$2,183,879	$2,648,560
Net Income	$206,497	$192,264	$45,262	$174,078	$179,444
Total assets	$7,803,109	$6,655,402	$6,854,862	$6,599,533	$6,209,741
Long-term obligations (1)	$2,392,804	$1,946,589	$2,051,083	$2,096,329	$2,130,245

(1) Included long-term debt (excluding currently maturing debt), preferred stock with sinking fund, and noncurrent capital lease obligations.

	2005	2004	2003	2002	2001
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$960	$881	$829	$700	$788
Commercial	734	672	614	502	587
Industrial	1,014	976	853	695	946
Governmental	41	37	39	34	38
Total retail	$2,749	2,566	2,335	1,931	2,359
Sales for resale:
Associated companies	186	52	42	28	73
Non-associated companies	188	160	150	139	146
Other	167	43	53	44	13
Total	$3,290	$2,821	$2,580	$2,142	$2,591
Billed Electric Energy Sales (GWh):
Residential	10,024	9,803	9,739	9,502	9,059
Commercial	8,486	8,444	8,174	7,894	7,668
Industrial	14,967	16,596	15,417	15,887	16,658
Governmental	441	432	475	477	452
Total retail	33,918	35,275	33,805	33,760	33,837
Sales for resale:
Associated companies	3,213	1,528	1,185	708	1,087
Non-associated companies	2,804	3,172	3,358	4,391	3,305
Total	39,935	39,975	38,348	38,859	38,229

ENTERGY LOUISIANA HOLDINGS, INC. AND ENTERGY LOUISIANA, LLC

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Entergy Louisiana Corporate Restructuring

Effective December 31, 2005, Entergy Louisiana, LLC, a limited liability company organized under the laws of the State of Texas as part of a restructuring involving a Texas statutory merger-by-division, succeeded to all of the regulated utility operations of Entergy Louisiana, Inc. Entergy Louisiana, LLC was allocated substantially all of the property and other assets of Entergy Louisiana, Inc., including all assets used to provide retail and wholesale electric service to Entergy Louisiana, Inc.'s customers. Entergy Louisiana, LLC also assumed substantially all of the liabilities of Entergy Louisiana, Inc., including all of its debt securities and leases but excluding the outstanding preferred stock of Entergy Louisiana, Inc.

After the merger-by-division, Entergy Louisiana, LLC issued $100 million of its preferred membership units which grant the holders thereof the power to vote together, as a single class, with Entergy Corporation as the holder of the common membership interests. The preferred membership interests have approximately 23% of the total voting power. Due to these outstanding voting membership interests, Entergy Louisiana, LLC is precluded from joining in the consolidated federal income tax return of Entergy and its subsidiaries.

As the operator of Entergy Louisiana, Inc.'s retail utility operations, Entergy Louisiana, LLC is subject to the jurisdiction of the LPSC over electric service, rates, and charges to the same extent that the LPSC possessed jurisdiction over Entergy Louisiana, Inc.'s retail utility operations. The restructuring is intended to reduce corporate franchise taxes. The restructuring implements a recommendation from the LPSC staff and is expected to result in a decrease in Entergy Louisiana, LLC's rates to its Louisiana retail customers.

On December 31, 2005, and immediately prior to the formation of Entergy Louisiana, LLC, Entergy Louisiana, Inc. changed its state of incorporation from Louisiana to Texas and its name to Entergy Louisiana Holdings, Inc. Upon the effectiveness of the statutory merger-by-division on December 31, 2005, Entergy Louisiana, LLC was organized and Entergy Louisiana Holdings held all of Entergy Louisiana, LLC's common membership interests. All of the common membership interests of Entergy Louisiana, LLC continue to be held by Entergy Louisiana Holdings, and all of the common stock of Entergy Louisiana Holdings continues to be held by Entergy Corporation. As part of the merger-by-division, Entergy Louisiana Holdings succeeded to Entergy Louisiana, Inc.'s rights and obligations with respect to Entergy Louisiana, Inc.'s outstanding preferred stock, which has an aggregate par value of approximately $100 million. Within three to nine months of the effective date of the merger-by-division, however, Entergy Louisiana Holdings expects to redeem or repurchase and retire the Entergy Louisiana, Inc. preferred stock then outstanding and thereafter amend its charter to eliminate authority to issue preferred stock.

Any redemption of preferred stock by Entergy Louisiana Holdings in connection with the proposed restructuring will be made at the following respective redemption prices as provided in the Entergy Louisiana Holdings amended and restated articles of incorporation:

Series of Entergy Louisiana Holdings Preferred Stock	Redemption Price Per Share

4.96% Preferred Stock, Cumulative, $100.00 par value	$104.25
4.16% Preferred Stock, Cumulative, $100.00 par value	$104.21
4.44% Preferred Stock, Cumulative, $100.00 par value	$104.06
5.16% Preferred Stock, Cumulative, $100.00 par value	$104.18
5.40% Preferred Stock, Cumulative, $100.00 par value	$103.00
6.44% Preferred Stock, Cumulative, $100.00 par value	$102.92
7.84% Preferred Stock, Cumulative, $100.00 par value	$103.78
7.36% Preferred Stock, Cumulative, $100.00 par value	$103.36
8% Preferred Stock, Cumulative, $25.00 par value	$ 25.00

Entergy Louisiana Holdings also holds all of the common membership interests in Entergy Louisiana Properties, LLC, a Texas limited liability company that, as part of the restructuring, was organized and allocated the Entergy Louisiana, Inc. assets not allocated to Entergy Louisiana, LLC. The assets allocated to Entergy Louisiana Properties were two tracts of undeveloped real estate, known as the St. Rosalie and Wilton Plant sites, and Entergy Louisiana, Inc.'s equity ownership interest in and a long-term note receivable from System Fuels, Inc., a company also owned by Entergy Arkansas, Entergy Mississippi and Entergy New Orleans, which implements and maintains certain programs for the purchase, delivery and storage of fuel supplies for Entergy's utility subsidiaries. Entergy Louisiana Properties also assumed any obligations and liabilities relating to these assets. The book value of the assets allocated to Entergy Louisiana Properties is approximately $33 million. Those activities of Entergy Louisiana Properties that were subject to the LPSC's jurisdiction at Entergy Louisiana, Inc. will continue to be subject to the jurisdiction of the LPSC. Entergy Louisiana, LLC and Entergy Louisiana Properties will be regulated by the LPSC on a consolidated basis.

Hurricane Rita and Hurricane Katrina

In August and September 2005, Hurricane Katrina and Hurricane Rita, along with extensive flooding that resulted from levee breaks in and around Entergy Louisiana's service territory, caused catastrophic damage. The storms and flooding resulted in widespread power outages, significant damage to distribution, transmission, and generation infrastructure, and the loss of sales and customers due to mandatory evacuations and destruction of homes and businesses due to wind, rain, and extended periods of flooding. Total restoration costs for the repair and/or replacement of Entergy Louisiana's electric facilities damaged by Hurricanes Katrina and Rita and business continuity costs are estimated to be $510 million, including $321.1 million in construction expenditures and $188.9 million recorded as regulatory assets. The cost estimates do not include other potential incremental losses, such as the inability to recover fixed costs scheduled for recovery through base rates, which base rate revenue was not recovered due to a loss of anticipated sales.

Entergy Louisiana has recorded accruals for the portion of the estimated storm restoration costs not yet paid. In accordance with its accounting policies, and based on historic treatment of such costs in its service territories and communications with local regulators, Entergy Louisiana recorded assets because management believes that recovery of these prudently incurred costs through some form of regulatory mechanism is probable. In December 2005, Entergy Louisiana filed with the LPSC for interim recovery of storm restoration costs. The filing is discussed below in "Significant Factors and Known Trends." Because Entergy Louisiana has not gone through the regulatory process regarding these storm costs, however, there is an element of risk, and Entergy is unable to predict with certainty the degree of success it may have in its recovery initiatives, the amount of restoration costs and incremental losses it may ultimately recover, or the timing of such recovery.

Entergy Louisiana has restored power to customers who can take service in most of its service territory. Some customers in the most devastated areas of Entergy Louisiana's service territory are unable to accept electric service for a period of time that cannot be estimated. Entergy Louisiana estimates that lost non-fuel revenues in 2006 caused by the hurricanes will be approximately $39 million. Entergy Louisiana's estimate of the revenue impact of customers who are currently unable to accept electric and gas service is subject to change, however, because of a range of uncertainties, in particular the timing of when individual customers will return to service. Restoration for many of these customers will follow major repairs or reconstruction of customer facilities, and will be contingent on validation by local authorities of habitability and electrical safety of customers' structures.

Entergy is pursuing a broad range of initiatives to recover storm restoration and business continuity costs and incremental losses. Initiatives include obtaining reimbursement of certain costs covered by insurance, obtaining assistance through federal legislation for damage caused by Hurricanes Katrina and Rita, and, as noted above, pursuing recovery through existing or new rate mechanisms regulated by the FERC and local regulatory bodies.

Entergy's non-nuclear property insurance program provides coverage up to $400 million on an Entergy system-wide basis, subject to a $20 million per occurrence self-insured retention, for all risks coverage for direct physical loss or damage, including boiler and machinery breakdown.  Covered property generally includes power plants, substations, facilities, inventories, and gas distribution-related properties. Excluded property generally includes above-ground transmission and distribution lines, poles, and towers. The primary property program (excess of the deductible) is placed through Oil Insurance Limited ($250 million layer) with the excess program ($150 million layer) placed on a quota share basis through Underwriters at Lloyds (50%) and Hartford Steam Boiler Inspection and Insurance Company (50%).  Coverage is in place for Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans. There is an aggregation limit of $1 billion for all parties insured by OIL for any one occurrence, and Entergy has been notified by OIL that it expects claims for Hurricane Katrina to materially exceed this limit. Entergy is currently evaluating the amount of the covered losses for Entergy and each of the affected domestic utility companies, working with insurance adjusters, and preparing proofs of loss for Hurricanes Katrina and Rita. Entergy Louisiana currently estimates that its net insurance recoveries for the losses caused by the hurricanes, including the effect of the OIL aggregation limit being exceeded, will be approximately $40 million.

In December 2005, the U.S. Congress passed the Katrina Relief Bill, a hurricane aid package that includes $11.5 billion in Community Development Block Grants (for the states affected by Hurricanes Katrina, Rita, and Wilma) that allows state and local leaders to fund individual recovery priorities. The bill includes language that permits funding to be provided to publicly owned utilities. It is uncertain how much funding, if any, will be designated for utility reconstruction and the timing of such decisions is also uncertain. Entergy is currently preparing applications to seek Community Development Block Grant funding.

Results of Operations

Net Income

2005 Compared to 2004

Net income increased slightly primarily due to lower other operation and maintenance expenses, lower depreciation and amortization expenses, and higher other income, substantially offset by higher interest and other charges and a higher effective income tax rate.

2004 Compared to 2003

Net income decreased $18.7 million primarily due to lower net revenue partially offset by lower other operation and maintenance expenses.

Net Revenue

2005 Compared to 2004

Net revenue, which is Entergy Louisiana's measure of gross margin, consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory credits. Following is an analysis of the change in net revenue comparing 2005 to 2004.
Amount
(In Millions)

2004 net revenue	$931.3
Reserve equalization	21.1
Rate refund provisions	12.0
Net wholesale revenue	10.8
Volume/weather	(32.5)
2004 deferrals	(15.2)
Other	4.0
2005 net revenue	$931.5

The reserve equalization variance is primarily due to a revision of reserve equalization payments between Entergy companies due to a FERC ruling regarding the inclusion of interruptible loads in reserve equalization calculations and an increase in capacity due to the purchase of Perryville.

The rate refund provisions variance is primarily due to higher accruals for potential rate actions and refunds in 2004.

The net wholesale revenue variance is primarily due to an increase in volume as a result of the sale of a portion of Perryville generation to Entergy Gulf States.

The volume/weather variance is due to a decrease of a total of 1,742 GWh in weather-adjusted usage in all sectors primarily due to Hurricane Katrina and Hurricane Rita, partially offset by the effect of more favorable weather compared to 2004 on billed sales in the residential and commercial sectors.

The 2004 deferrals variance is due to the deferral related to Entergy's voluntary severance program, in accordance with a stipulation with the LPSC staff. The deferrals are being amortized over four years effective January 2004.

Gross operating revenues, fuel and purchased power expenses, and other regulatory credits

Gross operating revenues increased primarily due to:

  an increase of $243.5 million in gross wholesale revenue due to increased sales to affiliated systems and the sale of a portion of the generation from Perryville, which was purchased in June 2005; and
  an increase of $201.3 million in fuel cost recovery revenues due to higher fuel rates.

The increase was partially offset by the volume/weather variance discussed above.

Fuel and purchased power expenses increased primarily due to a shift from lower priced nuclear generation to higher priced gas generation and purchased power due to nuclear plant outages in 2005 in addition to increases in the market prices of natural gas and purchased power.

Other regulatory charges (credits) have no material effect on net income due to recovery and/or refund of such expenses. Other regulatory credits increased primarily due to the following:

  the deferral in 2005 of capacity charges that are not currently recovered through base rates but are expected to be recovered in the future. See Note 2 to the domestic utility companies and System Energy financial statements for a discussion of the formula rate plan filing that will be effective in 2006 for the 2005 test year; and
  the difference in the amount of amortization allowed by GAAP versus other regulatory bodies related to the Waterford 3 sale/leaseback 20-year life extension.

The increase was partially offset by the deferral in 2004 of $15.2 million related to Entergy's voluntary severance program, as discussed above.

2004 Compared to 2003

Net revenue, which is Entergy Louisiana's measure of gross margin, consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory credits. Following is an analysis of the change in net revenue comparing 2004 to 2003.
Amount
(In Millions)

2003 net revenue	$973.7
Price applied to unbilled sales	(31.9)
Deferred fuel cost revisions	(29.4)
Rate refund provisions	(12.2)
Volume/weather	17.0
Summer capacity charges	11.8
Other	2.3
2004 net revenue	$931.3

The price applied to the unbilled sales variance is due to a decrease in the fuel price included in unbilled sales in 2004 caused primarily by the effect of nuclear plant outages in 2003 on average fuel costs. See "Critical Accounting Estimates" below and Note 1 to the domestic utility companies and System Energy financial statements for further discussion of the accounting for unbilled revenues.

The deferred fuel cost revisions variance resulted from a revised unbilled sales pricing estimate made in the first quarter of 2003 to more closely align the fuel component of that pricing with expected recoverable fuel costs.

The rate refund provisions variance is due to higher accruals for potential rate actions and refunds recorded in 2004 compared to 2003.

The volume/weather variance is due to an increase of a total of 620 GWh in weather-adjusted usage in all sectors, partially offset by the effect of milder weather compared to 2003 on billed sales in the residential and commercial sectors.

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

Other regulatory charges (credits) have no material effect on net income due to recovery and/or refund of such expenses. Other regulatory credits increased primarily due to:

  the deferral in 2004 of $14.3 million of capacity charges that are not currently recovered through base rates but are expected to be recovered in the future;
  the amortization in 2003 of $11.8 million of deferred capacity charges, as discussed above; and
  the deferral in 2004 of $11.4 million related to Entergy's voluntary severance program, in accordance with a stipulation with the LPSC staff.

Other Income Statement Variances

2005 Compared to 2004

Other operation and maintenance expenses decreased primarily due to:

  a decrease of approximately $12 million in labor and contract costs primarily because labor resources have been capitalized as storm costs due to Hurricanes Katrina and Rita; and
  a decrease of $5.4 million in contract costs as a result of maintenance outages at fossil plants in 2004.

The decrease was partially offset by an increase of $5.3 million in storm reserves in connection with the March 2005 rate case settlement.

Depreciation and amortization expenses decreased primarily due to a change in the depreciation rate for Waterford 3 as approved by the LPSC effective April 2005.

Other income increased primarily due to:

  proceeds of $4.6 million received from the radwaste settlement which is discussed below under "Significant Factors and Known Trends - Central States Compact Claim; "
  an increase of $4.6 million of interest earned on deferred capacity costs; and
  an increase in allowance for equity funds used during construction due to an increase in construction work in progress as a result of Hurricanes Katrina and Rita.

The increase was partially offset by the write-off of $7.1 million in June 2005 of a portion of the customer care system investment and the related allowance for equity funds used during construction pursuant to an LPSC-approved settlement.

Interest and other charges increased primarily due to interest accrued on past transmission construction collections from a cogenerator in accordance with a December 2004 FERC order.

2004 Compared to 2003

Other operation and maintenance expenses decreased primarily due to voluntary severance program accruals of $19.7 million in 2003, partially offset by an increase of $9.1 million in customer service support costs.

Income Taxes

The effective income tax rates for 2005, 2004, and 2003 were 43.0%, 38.4%, and 40.0%, respectively. See Note 3 to the domestic utility companies and System Energy financial statements for a reconciliation of the federal statutory rate of 35.0% to the effective income tax rate. Tax reserves not expected to reverse within the next year are reflected as non-current taxes accrued on the balance sheet.

Liquidity and Capital Resources

Cash Flow

Cash flows for the years ended December 31, 2005, 2004, and 2003 were as follows:

	2005	2004	2003
	(In Thousands)

Cash and cash equivalents at beginning of period	$146,049	$8,787	$311,800

Cash flow provided by (used in):
Operating activities	179,790	506,584	353,768
Investing activities	(549,453)	(283,780)	(249,518)
Financing activities	330,899	(85,542)	(407,263)
Net increase (decrease) in cash and cash equivalents	(38,764)	137,262	(303,013)

Cash and cash equivalents at end of period	$107,285	$146,049	$8,787

Although cash and cash equivalents at end of period and cash flow provided by operating activities for the year ended December 31, 2005 for Entergy Louisiana, LLC as presented on the Statements of Cash Flows differ by an immaterial amount from the table above, the analysis below applies to both Entergy Louisiana, LLC and Entergy Louisiana Holdings in all material respects, except where specifically noted.

Operating Activities

Cash flow from operations decreased $326.8 million in 2005 primarily due to storm restoration spending, the receipt of an income tax payment of $70.7 million in 2004 through Entergy's inter-company tax allocation process compared to income tax payments in 2005 of $11.1 million, and decreased recovery of deferred fuel costs.

Cash flow from operations increased $152.8 million in 2004 primarily due to the increased collection of deferred fuel costs and the receipt of an income tax payment through Entergy's inter-company tax allocation process.

In addition to the direct costs caused by the storms, Hurricanes Katrina and Rita have had other impacts that have affected Entergy Louisiana's liquidity position. The Entergy New Orleans bankruptcy caused fuel and power suppliers to increase their scrutiny of the remaining domestic utility companies with the concern that one of them could suffer similar impacts, particularly after Hurricane Rita. As a result, some suppliers began requiring accelerated payments and decreased credit lines. In addition, the hurricanes damaged certain gas supply lines, thereby decreasing the number of potential suppliers. The hurricanes also exacerbated a market run-up in natural gas and power prices, thereby increasing Entergy Louisiana's ongoing costs, which consumed available credit lines more quickly and in some instances required the posting of additional collateral. Entergy managed through these events thus far, adequately supplied Entergy Louisiana with fuel and power, and as a result of steps taken by it regarding its storm costs expects to have adequate liquidity and credit to continue supplying Entergy Louisiana with fuel and power.

In 2003, the domestic utility companies and System Energy filed, with the IRS a change in tax accounting method notification for their respective calculations of cost of goods sold.  The adjustment implemented a simplified method of allocation of overhead to the production of electricity, which is provided under the IRS capitalization regulations.  The cumulative adjustment placing these companies on the new methodology resulted in a $1.13 billion deduction for Entergy Arkansas, a $641 million deduction for Entergy Gulf States, a $474 million deduction for Entergy Louisiana, a $111 million deduction for Entergy Mississippi, a $32 million deduction for Entergy New Orleans, and a $440 million deduction for System Energy on Entergy's 2003 income tax return.  Entergy's current estimates of the utilization through 2005 indicate that Entergy Arkansas realized $115 million, Entergy Gulf States realized $46 million, Entergy Louisiana realized $64 million, Entergy Mississippi realized $2 million, and System Energy realized $138 million in cash tax benefit from the method change.  The Internal Revenue Service issued new proposed regulations, effective in 2005, which disallow a portion of Entergy's method.  Approximately $776 million of tax deductions have to be reversed and will be recognized in taxable income equally over two years, 2005 and 2006.  Entergy Arkansas' share of this reversal is $270 million, Entergy Gulf States' share is $148 million, Entergy Louisiana's share is $145 million, Entergy Mississippi's share is $124 million, Entergy New Orleans' share is $27 million, and System Energy's share is $62 million.  In 2005, the domestic utility companies and System Energy filed a notice with the IRS of a new tax accounting method for their respective calculations of cost of goods sold.  It is anticipated that this new method will offset a significant portion of the previously stated adjustment to taxable income.  As Entergy is in a consolidated net operating loss position, the adjustment required by the new regulations has the effect of reducing the consolidated net operating loss and does not require a payment to the IRS at this time.  However, to the extent the individual companies making this election do not have other deductions or other sufficient net operating losses, they will have to pay back their benefits received to other Entergy companies under the Entergy Tax Allocation Agreement.  At this time, it is estimated that Entergy Mississippi would owe $1 million, and System Energy would owe $9 million.  The new tax accounting method is also subject to IRS scrutiny.  Should the IRS fully deny the use of Entergy's tax accounting method for cost of goods sold, the companies would have to pay back all of the benefits received.

Investing Activities

The increase of $265.7 million in net cash used by investing activities in 2005 was primarily due to:

  Entergy Louisiana purchasing the 718 MW Perryville power plant in June 2005 for $162 million. Entergy Louisiana will sell 75 percent of the output to Entergy Gulf States under a long-term cost-of-service power purchase agreement. In April 2005, the LPSC approved the acquisition and the long-term cost-of-service purchased power agreement under which Entergy Gulf States will purchase 75 percent of the plant's output;
  an increase of $40.4 million in capacity costs that have been deferred and are expected to be recovered over a period greater than twelve months;
  an increase in spending on certain transmission and nuclear projects; and
  an increase in distribution and transmission costs due to Hurricanes Katrina and Rita.

The increases were offset by money pool activity.

Capital expenditures made during 2005 as a result of Hurricanes Katrina and Rita were $151.9 million.

The increase of $34.3 million in net cash used by investing activities in 2004 was primarily due to money pool activity and increases in spending on transmission projects and fossil plant projects, partially offset by decreased spending on customer service projects.

Financing Activities

Entergy Louisiana's financing activities provided $330.9 million in 2005 compared to using $85.5 million in 2004 primarily due to:

  the net issuance of $182.6 million of long-term debt in 2005 compared to the net issuance of $79 million of long-term debt in 2004. The 2004 net issuance includes the principal payment of $14.8 million for the Waterford Lease Obligation;
  the issuance of $100 million of preferred stock in 2005;
  money pool activity;
  a decrease of $64.9 million in common stock dividends paid; and
  borrowings of $40 million on a credit facility in 2005.

The decrease of $321.7 million in net cash used by financing activities in 2004 was primarily due to:

  the net issuance of $93.8 million of long-term debt in 2004 compared to the retirement of $261.0 million in 2003;
  a principal payment of $14.8 million in 2004 for the Waterford Lease Obligation compared to a principal payment of $35.4 million in 2003; and
  a decrease of $29.0 million in common stock dividends paid.

See Note 5 to the domestic utility companies and System Energy financial statements for details of long-term debt.

Capital Structure

Entergy Louisiana's capitalization is balanced between equity and debt, as shown in the following table. The increase in the debt to capital percentage as of December 31, 2005 is primarily the result of increased debt outstanding partially offset by an increase in shareholders' equity resulting from the preferred stock issuance and increased retained earnings.

	December 31, 2005	December 31, 2004

Net debt to net capital	48.4%	44.8%
Effect of subtracting cash from debt	2.2%	3.9%
Debt to capital	50.6%	48.7%

Net debt consists of debt less cash and cash equivalents. Debt consists of notes payable, capital lease obligations, and long-term debt, including the currently maturing portion. Capital consists of debt and shareholders' equity. Net capital consists of capital less cash and cash equivalents. Entergy Louisiana uses the net debt to net capital ratio in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy Louisiana's financial condition.

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

Following are the amounts of Entergy Louisiana's planned construction and other capital investments, existing debt and lease obligations, and other purchase obligations:
	2006	2007-2008	2009-2010	After 2010	Total
	(In Millions)
Planned construction and
capital investment (1)	$206	$482	N/A	N/A	$688
Long-term debt	$-	$-	$229	$943	$1,172
Operating leases	$8	$14	$9	$9	$40
Purchase obligations (2)	$655	$1,250	$1,036	$4,146	$7,087
Nuclear fuel lease obligations (3)	$23	$36	N/A	N/A	$59

(1)

Includes approximately $127 to $170 million annually for maintenance capital, which is planned spending on routine capital projects that are necessary to support reliability of service, equipment or systems and to support normal customer growth.

(2)

Purchase obligations represent the minimum purchase obligation or cancellation charge for contractual obligations to purchase goods or services. For Entergy Louisiana, almost all of the total consists of unconditional fuel and purchased power obligations, including its obligations under the Vidalia purchased power agreement and the Unit Power Sales Agreement, both of which are discussed in Note 8 to the domestic utility companies and System Energy financial statements.

(3)

It is expected that additional financing under the leases will be arranged as needed to acquire additional fuel, to pay interest, and to pay maturing debt. If such additional financing cannot be arranged, however, the lessee in each case must repurchase sufficient nuclear fuel to allow the lessor to meet its obligations.

In addition to the planned spending in the table above, Entergy Louisiana also expects to make $164 million of payments in 2006 related to Hurricane Katrina and Rita restoration work. Also, Entergy Louisiana expects to contribute $54 million to its pension plans and $8.4 million to other postretirement plans in 2006.

The planned capital investment estimate for Entergy Louisiana reflects capital required to support existing business and customer growth. The estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints, environmental compliance, market volatility, economic trends, business restructuring, and the ability to access capital. As a result of Hurricanes Katrina and Rita, Entergy Louisiana is currently reassessing its planned levels of construction and other capital investments. Significant construction expenditures are expected due to the restoration and replacement of damaged equipment and assets. Management provides more information on long-term debt and preferred stock maturities in Notes 5 and 6 to the domestic utility companies and System Energy financial statements.

The Federal Power Act restricts the ability of a public utility to pay dividends out of capital. As a result of its restructuring and the related accounting, Entergy Louisiana, LLC applied to the FERC for a declaratory order to pay dividends on its common and preferred membership interests from the following sources: (1) the amount of Entergy Louisiana, Inc.'s retained earnings immediately prior to its restructuring on December 31, 2005; (2) an amount in excess of the amount in (1) over a transition period not expected to last more than 3 years as long as Entergy Louisiana, LLC's proprietary capital ratio is, and will remain, above 30%; and (3) the amount of Entergy Louisiana, LLC's retained earnings after the restructuring. The FERC granted the declaratory order on January 23, 2006. Dividends paid by Entergy Louisiana, LLC on its common membership interests to Entergy Louisiana Holdings may, in turn, be paid by Entergy Louisiana Holdings to Entergy Corporation without the need for FERC approval. As a wholly-owned subsidiary, Entergy Louisiana Holdings dividends its earnings to Entergy Corporation at a percentage determined monthly.

Sources of Capital

Entergy Louisiana's sources to meet its capital requirements include:

  internally generated funds;
  cash on hand;
  debt or preferred stock issuances; and
  bank financing under new and existing facilities.

The following table lists Fist Mortgage Bonds issued by Entergy Louisiana in 2005:
Issue Date	Description	Maturity	Amount
			(In Thousands)

May 2005	4.67% Series	June 2010	$55,000
August 2005	5.56% Series	September 2015	100,000
August 2005	6.3% Series	September 2035	100,000
October 2005	5.83% Series	November 2010	150,000
			$405,000

The following table lists long-term debt retired by Entergy Louisiana in 2005:
Retirement Date	Description	Maturity	Amount
			(In Thousands)

September 2005	7.5% St. Charles Parish	June 2021	$50,000
September 2005	7.05% St. Charles Parish	April 2022	$20,000
September 2005	7.0% St. Charles Parish	December 2022	$24,000
September 2005	6.2% St. Charles Parish	May 2023	$33,000
September 2005	6.875% St. Charles Parish	July 2024	$20,400
September 2005	6.375% St. Charles Parish	November 2025	$16,770
			$164,170

In June 2005, Entergy Louisiana purchased its $55 million of 4.9% Series St. Charles Parish bonds from the holders, pursuant to a mandatory tender provision, and has not remarketed the bonds at this time.

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

In May 2005, Entergy Louisiana entered into a credit facility for $85 million expiring April 2006 and Entergy Arkansas renewed its $85 million credit facility with the same lender. Either company can borrow up to the full amount on its respective facility, but at no time can the combined amount of outstanding borrowings on the two facilities exceed $85 million. Entergy Louisiana granted the lender a security interest in its accounts receivable to secure its $85 million facility. Entergy Louisiana has outstanding borrowings on this credit facility of $40 million as of December 31, 2005.

In July 2005, Entergy Louisiana and Entergy New Orleans renewed their 364-day credit facilities with the same lender through May 2006. Entergy New Orleans increased the amount of its credit facility to $15 million, the same amount as Entergy Louisiana's facility. Either company can borrow up to the full amount on its respective facility, but at no time can the combined amount of outstanding borrowings on the two facilities exceed $15 million. There were no outstanding borrowings under the Entergy Louisiana credit facility as of December 31, 2005. Entergy New Orleans has outstanding borrowings on its credit facility of $15 million at December 31, 2005, therefore no capacity is available on either credit facility.

Entergy Louisiana's receivables from or (payables to) the money pool were as follows as of December 31 for each of the following years:
2005	2004	2003	2002
(In Thousands)

($68,677)	$40,549	($41,317)	$18,854

See Note 4 to the domestic utility companies and System Energy financial statements for a description of the money pool.

Prior to February 8, 2006, borrowings and securities issuances by Entergy Louisiana, LLC (as well as, prior to December 31, 2005, Entergy Louisiana, Inc., the predecessor to Entergy Louisiana, LLC's SEC financing authority) were limited to amounts authorized by the SEC. Effective with repeal of PUHCA 1935 on that date, the FERC, under the Federal Power Act, has jurisdiction over all of the securities issuances by Entergy Louisiana, LLC. After the effective date of PUHCA 1935 repeal, the FERC has issued two orders authorizing long and short-term securities issuances by Entergy Louisiana, LLC. The short-term authority extends through March 31, 2008 in an aggregate amount, at any one time outstanding, of up to $250 million.

The FERC does not have jurisdiction over the securities issuance transactions of Entergy Louisiana Holdings, which may borrow from the money pool up to an aggregate of $100 million at any one time outstanding. See Note 4 to the domestic utility companies and System Energy financial statements for further discussion of Entergy Louisiana's short-term borrowing limits.

Significant Factors and Known Trends

State and Local Rate Regulation

The rates that Entergy Louisiana charges for its services are an important item influencing its financial position, results of operations, and liquidity. Entergy Louisiana is closely regulated and the rates charged to its customers are determined in regulatory proceedings. A governmental agency, the LPSC, is primarily responsible for approval of the rates charged to customers.

In December 2005, Entergy Louisiana filed with the LPSC for interim recovery of $355 million of storm costs. The filing proposes implementing a $41.8 million annual interim surcharge, including carrying charges, effective March 2006 based on a ten-year recovery period. The filing includes provisions for updating the surcharge to reflect actual costs incurred as well as the receipt of insurance or federal aid. Hearings occurred in February 2006.  The LPSC ordered that Entergy Louisiana recover $2 million per month as interim storm cost recovery.  For the period March 2006 to September 2006, Entergy Louisiana's interim storm cost recovery shall be through its fuel adjustment clause, with the total recovery for that time period capped at $14 million.  The mechanism for the fuel adjustment clause recovery is a retention by Entergy Louisiana of 15% of the difference between the February 2006 fuel adjustment clause and the fuel adjustment clause in those successive months in which the fuel adjustment clause is lower than it was in the February 2006 fuel adjustment clause, until the $14 million cap is reached.  Beginning in September 2006, Entergy Louisiana's interim storm cost recovery of $2 million per month shall be through base rates.  In addition, all excess earnings that Entergy Louisiana may earn under its 2005 formula rate plan, and any ensuing period in which interim relief is being collected, will be used as an offset to any prospective storm restoration recovery.  The formula rate plan is discussed in Note 2 to the domestic utility companies and System Energy financial statements.

In January 2004, Entergy Louisiana made a rate filing with the LPSC requesting a base rate increase of approximately $167 million. In that filing, Entergy Louisiana noted that approximately $73 million of the base rate increase was attributable to the acquisition of a generating station and certain power purchase agreements that, based on current natural gas prices, would produce fuel and purchased power savings for customers that substantially mitigate the impact of the requested base rate increase. Hearings concluded in December 2004. Based on evidence submitted at the hearing, the LPSC staff recommended approximately a $7 million base rate increase. The LPSC staff proposed the implementation of a formula rate plan that includes a provision for the recovery of incremental capacity costs, including those related to the proposed Perryville acquisition, without filing a traditional base rate proceeding. In March 2005, the LPSC staff and Entergy Louisiana filed a proposed settlement that included an annual base rate increase of approximately $18.3 million which was implemented, subject to refund, effective with May 2005 billings. In May 2005, the LPSC approved a modified settlement which, among other things, reduces depreciation and decommissioning expense due to assuming a life extension of Waterford 3 and results in no change in rates. Subsequently, in June 2005, Entergy Louisiana made a revised compliance filing with the LPSC supporting a revised depreciation rate for Waterford 3, which reflects the removal of interim additions, and a rate increase from the purchase of the Perryville power plant, which results in a net $0.8 million annual rate reduction. Entergy Louisiana reduced rates effective with the first billing cycle in July 2005 and refunded excess revenue collected during May 2005, including interest, in August 2005.

The May 2005 rate settlement includes the adoption of a three-year formula rate plan, the terms of which include an ROE mid-point of 10.25% for the initial three-year term of the plan and permit Entergy Louisiana to recover incremental capacity costs outside of a traditional base rate proceeding. Under the formula rate plan, over- and under-earnings outside an allowed regulatory earnings range of 9.45% to 11.05% will be allocated 60% to customers and 40% to Entergy Louisiana. The initial formula rate plan filing will be in May 2006 based on a 2005 test year with rates effective September 2006. In addition, there is the potential to extend the formula rate plan beyond the initial three-year effective period by mutual agreement of the LPSC and Entergy Louisiana.

In March 2005, the LPSC approved a settlement proposal which resulted in credits of $14 million for retail electricity customers of Entergy Louisiana. The settlement dismissed, among other dockets, dockets established to consider issues concerning power purchases for Entergy Louisiana for the summers of 2001, 2002, 2003, and 2004, all prudence issues associated with decisions made through May 2005 related to the nuclear plant uprates at issue in these cases, and an LPSC docket concerning retail issues arising under the System Agreement. The settlement does not include the System Agreement case at FERC. In addition, Entergy Louisiana agreed to forgo recovery of $3.5 million of deferred 2003 capacity costs associated with certain power purchase agreements. The credits were issued in connection with April 2005 billings. Entergy Louisiana reserved for the approximate refund amounts.

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

Federal Regulation

System Agreement Proceedings

See "System Agreement Proceedings" in the "Significant Factors and Known Trends" section of Entergy Corporation and Subsidiaries Management's Discussion and Analysis for discussion of the proceeding at FERC involving the System Agreement and of other related proceedings.

Transmission

See "Independent Coordinator of Transmission" in the "Significant Factors and Known Trends" section of Entergy Corporation and Subsidiaries Management's Discussion and Analysis for further discussion.

Interconnection Orders

See "Interconnection Orders" in the "Significant Factors and Known Trends" section of Entergy Corporation and Subsidiaries Management's Discussion and Analysis for further discussion.

Available Flowgate Capacity Proceeding

See "Available Flowgate Capacity Proceeding" in the "Significant Factors and Known Trends" section of Entergy Corporation and Subsidiaries Management's Discussion and Analysis for further discussion.

Energy Policy Act of 2005

See "Energy Policy Act of 2005" in the "Significant Factors and Known Trends" section of Entergy Corporation and Subsidiaries Management's Discussion and Analysis for further discussion, including a discussion of the implications of repeal of PUHCA 1935 and ongoing FERC regulation under the Federal Power Act.

Utility Restructuring

In November 2001, the LPSC decided not to move forward with retail open access for any customers at this time. The LPSC instead directed its staff to hold collaborative group meetings concerning open access from time to time, and to have the LPSC staff monitor developments in neighboring states and to report to the LPSC regarding the progress of retail access developments in those states. In September 2004, in response to a study performed by the Louisiana State University Center for Energy Studies that evaluated a limited industrial-only retail choice program, the LPSC asked the LPSC staff to solicit comments and obtain information from utilities, customers, and other interested parties concerning the potential costs and benefits of a limited choice program, the impact of such a program on other customers, as well as issues such as stranded costs and transmission service.  Comments from interested parties were filed with the LPSC in January 2005. A technical conference was held in April 2005 and in May 2005 interested parties filed reply comments to arguments made at the technical conference. Entergy stated that it believes that there is no new information or credible evidence that would justify altering the LPSC's previous conclusion that retail access is not in the public interest.

Central States Compact Claim

The Low-Level Radioactive Waste Policy Act of 1980 holds each state responsible for disposal of low-level radioactive waste originating in that state, but allows states to participate in regional compacts to fulfill their responsibilities jointly.  Arkansas and Louisiana participate in the Central Interstate Low-Level Radioactive Waste Compact (Central States Compact or Compact).  Commencing in early 1988, Entergy Arkansas, Entergy Gulf States, and Entergy Louisiana made a series of contributions to the Central States Compact to fund the Central States Compact's development of a low-level radioactive waste disposal facility to be located in Boyd County, Nebraska.  In December 1998, Nebraska, the host state for the proposed Central States Compact disposal facility, denied the compact's license application for the proposed disposal facility.  Several parties, including the commission that governs the compact (the Compact Commission), filed a lawsuit against Nebraska seeking damages resulting from Nebraska's denial of the proposed facility's license.  After a trial, the U.S. District Court concluded that Nebraska violated its good faith obligations regarding the proposed waste disposal facility and rendered a judgment against Nebraska in the amount of $151 million.  In August 2004, Nebraska agreed to pay the Compact $141 million in settlement of the judgment. In July 2005, the Compact Commission decided to distribute a substantial portion of the proceeds from the settlement to the nuclear power generators that had contributed funding for the Boyd County facility, including Entergy Arkansas, Entergy Gulf States, and Entergy Louisiana. On August 1, 2005, Nebraska paid $145 million, including interest, to the Compact, and the Compact distributed from the settlement proceeds $23.6 million to Entergy Arkansas, $19.9 million to Entergy Gulf States, and $19.4 million to Entergy Louisiana.  A liability was recorded for the portion of the proceeds previously recovered from ratepayers, with the remainder of the proceeds causing an increase in pre-tax earnings of $4.6 million at Entergy Louisiana.

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

The nuclear industry continues to address susceptibility to stress corrosion cracking of certain materials associated with components within the reactor coolant system. The issue is applicable to Waterford 3 and is managed in accordance with standard industry practices and guidelines. A replacement reactor vessel head is being fabricated for Waterford 3 at this time. Routine inspections of the Waterford 3 reactor vessel head have identified no significant material degradation issues for that component, and inspections will continue at planned refueling outages.

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

In the second quarter of 2005, Entergy Louisiana recorded a revision to its estimated decommissioning cost liability in accordance with a new decommissioning cost study for Waterford 3 that assumes a life extension for the plant. The revised estimate resulted in a $153.6 million reduction in its decommissioning liability, along with a $49.2 million reduction in utility plant and a $104.4 million reduction in the related regulatory asset.

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

Qualified Pension and Other Postretirement Benefits

Entergy sponsors qualified defined benefit pension plans which cover substantially all employees. Additionally, Entergy currently provides postretirement health care and life insurance benefits for substantially all employees who reach retirement age while still working for Entergy. Entergy's reported costs of providing these benefits, as described in Note 10 to the domestic utility companies and System Energy financial statements, are impacted by numerous factors including the provisions of the plans, changing employee demographics, and various actuarial calculations, assumptions, and accounting mechanisms. Because of the complexity of these calculations, the long-term nature of these obligations, and the importance of the assumptions utilized, Entergy's estimate of these costs is a critical accounting estimate.

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

In selecting an assumed discount rate to calculate benefit obligations, Entergy reviews market yields on high-quality corporate debt and matches these rates with Entergy's projected stream of benefit payments. Based on recent market trends, Entergy reduced its discount rate used to calculate benefit obligations from 6.25% in 2003 to 6.00% in 2004, and to 5.90% in 2005. Entergy reviews actual recent cost trends and projected future trends in establishing health care cost trend rates. Based on this review, Entergy increased its health care cost trend rate assumption used in calculating the December 31, 2005 accumulated postretirement benefit obligation to a 12% increase in health care costs in 2006 gradually decreasing each successive year, until it reaches a 4.5% annual increase in health care costs in 2012 and beyond.

In determining its expected long-term rate of return on plan assets, Entergy reviews past long-term performance, asset allocations, and long-term inflation assumptions. Entergy targets an asset allocation for its pension plan assets of roughly 65% equity securities, 31% fixed income securities, and 4% other investments. The target allocation for Entergy's other postretirement benefit assets is 51% equity securities and 49% fixed income securities. Based on recent market trends, Entergy reduced its expected long-term rate of return on plan assets used to calculate benefit obligations from 8.75% for 2003 to 8.5% in both 2004 and 2005. The assumed rate of increase in future compensation levels used to calculate benefit obligations was 3.25% in 2003, 2004, and 2005.

Cost Sensitivity

The following chart reflects the sensitivity of qualified pension cost to changes in certain actuarial assumptions (dollars in thousands):

Actuarial Assumption	Change in Assumption	Impact on 2005 Qualified Pension Cost	Impact on Projected Qualified Benefit Obligation
	Increase/(Decrease)

Discount rate	(0.25%)	$1,202	$13,992
Rate of return on plan assets	(0.25%)	$798	-
Rate of increase in compensation	0.25%	$578	$3,393

The following chart reflects the sensitivity of postretirement benefit cost to changes in certain actuarial assumptions (dollars in thousands):

Actuarial Assumption	Change in Assumption	Impact on 2005 Postretirement Benefit Cost	Impact on Accumulated Postretirement Benefit Obligation
	Increase/(Decrease)

Health care cost trend	0.25%	$448	$2,719
Discount rate	(0.25%)	$264	$3,406

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

Additionally, Entergy accounts for the impact of asset performance on pension expense over a twenty-quarter phase-in period through a "market-related" value of assets calculation. Since the market-related value of assets recognizes investment gains or losses over a twenty-quarter period, the future value of assets will be impacted as previously deferred gains or losses are recognized. As a result, the losses that the pension plan assets experienced in 2002 has had and may continue to have an adverse impact on pension cost in future years depending on whether the actuarial losses at each measurement date exceed the 10% corridor in accordance with SFAS 87.

Costs and Funding

Total qualified pension cost for Entergy Louisiana in 2005 was $9.6 million. Entergy Louisiana anticipates 2006 qualified pension cost to increase to $11.1 million due to a decrease in the discount rate (from 6.00% to 5.90%) used to calculate benefit obligations. No required contributions were needed to its qualified pension plans in 2005. Under current law, Entergy Louisiana projects 2006 contributions will be $54 million. This projection may change pending passage of pension reform legislation. The increase in pension funding requirements is due to declining interest rates and the phased-in effect of asset underperformance from 2000 to 2002, partially offset by the Pension Funding Equity Act relief passed in April 2004.

Entergy Louisiana's qualified pension accumulated benefit obligation at December 31, 2005 and 2004 exceeded plan assets. As a result, Entergy Louisiana was required to recognize an additional minimum liability as prescribed by SFAS 87 at December 31, 2005, and 2004. At December 31, 2005, Entergy Louisiana increased its additional minimum liability for its qualified pension plans to $75 million from $39 million at December 31, 2004. At December 31, 2005, Entergy Louisiana decreased its intangible asset for the unrecognized prior service cost to $3.2 million from $4.8 million at December 31, 2004. Entergy Louisiana also increased its regulatory asset to $72.1 million at December 31, 2005 from $34.1 million at December 31, 2004. Net income for 2005, 2004, and 2003 was not impacted by the additional minimum pension liability.

Total postretirement health care and life insurance benefit costs for Entergy Louisiana in 2005 were $13.2 million, including $3 million in savings due to the estimated effect of future Medicare Part D subsidies. Entergy Louisiana expects 2006 postretirement health care and life insurance benefit costs to approximate $14.7 million, including $3.5 million in savings due to the estimated effect of future Medicare Part D subsidies. The increase in postretirement health care and life insurance benefit costs is due to the decrease in the discount rate (from 6.00% to 5.90%) and an increase in the health care cost trend rate used to calculate benefit obligations.

New Accounting Pronouncements

In December 2005, Entergy Louisiana implemented FASB Interpretation 47, "Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143", (FIN 47), effective as of that date, which required the recognition of additional asset retirement obligations other than nuclear decommissioning which are conditional in nature. The obligations recognized upon implementation represent Entergy Louisiana's obligation to remove and dispose of asbestos at many of its non-nuclear generating units if and when those units are retired from commercial service and dismantled. The net effect of implementing FIN 47 for Entergy Louisiana was recorded as a regulatory asset, with no resulting effect on Entergy Louisiana's net income. Entergy Louisiana recorded this regulatory asset because its existing rate mechanisms allow the recovery in rates of the ultimate costs of asbestos removal, either through cost of service or in rate base, from current and future customers. Upon implementation of FIN 47 in December 2005, assets and liabilities increased by $8.9 million as a result of recording the asset retirement obligation at its fair value as determined under FIN 47, increasing utility plant by $0.9 million, increasing accumulated depreciation by $0.6 million, and recording the related regulatory asset of $8.6 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Entergy Louisiana Holdings, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Entergy Louisiana Holdings, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, retained earnings, and cash flows (pages 232 through 236 and applicable items in pages 302 through 376) for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Entergy Louisiana Holdings, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 8 to the notes to respective financial statements, in 2003 Entergy Louisiana Holdings, Inc. and Subsidiaries adopted the provisions of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2006 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

DELOITTE & TOUCHE LLP

New Orleans, Louisiana
March 9, 2006

ENTERGY LOUISIANA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS

	For the Years Ended December 31,
	2005	2004	2003
	(In Thousands)

OPERATING REVENUES
Domestic electric	$2,650,181	$2,226,986	$2,165,570

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	916,779	671,549	525,645
Purchased power	872,026	667,893	668,337
Nuclear refueling outage expenses	15,351	13,633	11,130
Other operation and maintenance	356,084	367,824	376,770
Decommissioning	18,785	21,958	20,569
Taxes other than income taxes	73,860	68,999	70,084
Depreciation and amortization	186,281	197,380	192,972
Other regulatory credits - net	(70,119)	(43,765)	(2,160)
TOTAL	2,369,047	1,965,471	1,863,347

OPERATING INCOME	281,134	261,515	302,223

OTHER INCOME
Allowance for equity funds used during construction	10,251	7,494	6,900
Interest and dividend income	19,882	8,209	8,820
Miscellaneous - net	(7,539)	(929)	(3,100)
TOTAL	22,594	14,774	12,620

INTEREST AND OTHER CHARGES
Interest on long-term debt	73,691	70,210	73,227
Other interest - net	11,727	3,931	3,529
Allowance for borrowed funds used during construction	(6,591)	(4,822)	(5,475)
TOTAL	78,827	69,319	71,281

INCOME BEFORE INCOME TAXES	224,901	206,970	243,562

Income taxes	96,819	79,475	97,408

NET INCOME	128,082	127,495	146,154

Preferred dividend requirements and other	6,714	6,714	6,714

EARNINGS APPLICABLE TO
COMMON STOCK	$121,368	$120,781	$139,440

See Notes to Respective Financial Statements.

ENTERGY LOUISIANA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2005	2004	2003
	(In Thousands)

OPERATING ACTIVITIES
Net income	$128,082	$127,495	$146,154
Adjustments to reconcile net income to net cash flow provided by operating activities:
Reserve for regulatory adjustments	(13,674)	14,076	1,858
Other regulatory credits - net	(70,119)	(43,765)	(2,160)
Depreciation, amortization, and decommissioning	205,066	219,338	213,541
Deferred income taxes and investment tax credits	225,588	75,078	859,157
Changes in working capital:
Receivables	(112,828)	4,364	(45,735)
Accounts payable	40,382	4,455	30,174
Taxes accrued	40,832	89,079	(804,805)
Interest accrued	10,004	(1,791)	(10,324)
Deferred fuel costs	(13,231)	21,955	(56,211)
Other working capital accounts	(26,873)	20,693	10,395
Provision for estimated losses and reserves	512	6,119	12,194
Changes in other regulatory assets	(111,641)	(14,456)	59,169
Other	(122,310)	(16,056)	(59,639)
Net cash flow provided by operating activities	179,790	506,584	353,768

INVESTING ACTIVITIES
Construction expenditures	(389,220)	(240,283)	(257,754)
Allowance for equity funds used during construction	10,251	7,494	6,900
Nuclear fuel purchases	(54,498)	-	(41,525)
Proceeds from the sale/leaseback of nuclear fuel	54,158	-	41,525
Payment for purchase of plant	(162,075)	-	-
Proceeds from nuclear decommissioning trust fund sales	107,291	35,987	53,479
Investment in nuclear decommissioning trust funds	(115,552)	(48,602)	(70,985)
Change in money pool receivable - net	40,549	(40,549)	18,854
Changes in other investments - net	-	2,173	(12)
Other regulatory investments	(40,357)	-	-
Net cash flow used in investing activities	(549,453)	(283,780)	(249,518)

FINANCING ACTIVITIES
Proceeds from the issuance of:
Long-term debt	401,928	282,745	-
Preferred stock	97,982	-	-
Retirement of long-term debt	(219,374)	(203,756)	(296,366)
Change in money pool payable - net	68,677	(41,317)	41,317
Changes in short-term borrowings	40,000	-	-
Dividends paid:
Common stock	(51,600)	(116,500)	(145,500)
Preferred stock	(6,714)	(6,714)	(6,714)
Net cash flow provided by (used in) financing activities	330,899	(85,542)	(407,263)

Net increase (decrease) in cash and cash equivalents	(38,764)	137,262	(303,013)

Cash and cash equivalents at beginning of period	146,049	8,787	311,800

Cash and cash equivalents at end of period	$107,285	$146,049	$8,787

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period for:
Interest - net of amount capitalized	$71,831	$73,170	$84,089
Income taxes	$11,116	($70,650)	$35,128

See Notes to Respective Financial Statements.

ENTERGY LOUISIANA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS

	December 31,
	2005	2004
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$107,285	$3,875
Temporary cash investments - at cost,
which approximates market	-	142,174
Total cash and cash equivalents	107,285	146,049
Accounts receivable:
Customer	176,169	88,154
Allowance for doubtful accounts	(6,141)	(3,135)
Associated companies	24,453	43,121
Other	12,553	13,070
Accrued unbilled revenues	149,908	143,453
Total accounts receivable	356,942	284,663
Deferred fuel costs	21,885	8,654
Accumulated deferred income taxes	3,884	12,712
Materials and supplies - at average cost	92,275	77,665
Deferred nuclear refueling outage costs	15,337	5,605
Prepayments and other	185,416	6,861
TOTAL	783,024	542,209

OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity	14,230	14,230
Decommissioning trust funds	187,101	172,083
Non-utility property - at cost (less accumulated depreciation)	21,019	21,176
Other	4	4
TOTAL	222,354	207,493

UTILITY PLANT
Electric	6,233,711	5,985,889
Property under capital lease	250,610	250,964
Construction work in progress	415,475	188,848
Nuclear fuel under capital lease	58,492	31,655
TOTAL UTILITY PLANT	6,958,288	6,457,356
Less - accumulated depreciation and amortization	2,805,944	2,799,936
UTILITY PLANT - NET	4,152,344	3,657,420

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
SFAS 109 regulatory asset - net	104,893	132,686
Other regulatory assets	498,542	302,456
Long-term receivables	8,222	10,736
Other	32,523	25,994
TOTAL	644,180	471,872

TOTAL ASSETS	$5,801,902	$4,878,994

See Notes to Respective Financial Statements.

ENTERGY LOUISIANA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY

	December 31,
	2005	2004
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$-	$55,000
Notes payable	40,000	-
Accounts payable:
Associated companies	121,382	57,681
Other	398,507	128,523
Customer deposits	66,705	66,963
Taxes accrued	-	7,268
Interest accrued	28,442	18,438
Obligations under capital leases	22,753	22,753
Other	8,721	10,428
TOTAL	686,510	367,054

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	2,055,083	1,805,410
Accumulated deferred investment tax credits	92,439	96,130
Obligations under capital leases	35,740	8,903
Other regulatory liabilities	58,129	51,260
Decommissioning	221,291	347,255
Accumulated provisions	93,165	92,653
Long-term debt	1,172,400	930,695
Other	146,576	106,815
TOTAL	3,874,823	3,439,121

Commitments and Contingencies

SHAREHOLDERS' EQUITY
Preferred stock without sinking fund	200,500	100,500
Common stock, no par value, authorized 250,000,000
shares; issued 165,173,180 shares in 2005
and 2004	1,088,900	1,088,900
Capital stock expense and other	(3,736)	(1,718)
Retained earnings	74,905	5,137
Less - treasury stock, at cost (18,202,573 shares in 2005 and 2004)	120,000	120,000
TOTAL	1,240,569	1,072,819

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$5,801,902	$4,878,994

See Notes to Respective Financial Statements.

ENTERGY LOUISIANA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

	For the Years Ended December 31,
	2005	2004	2003
	(In Thousands)

Retained Earnings, January 1	$5,137	$856	$6,916

Add:
Net income	128,082	127,495	146,154

Deduct:
Dividends declared:
Preferred stock	6,714	6,714	6,714
Common stock	51,600	116,500	145,500
Total	58,314	123,214	152,214

Retained Earnings, December 31	$74,905	$5,137	$856

See Notes to Respective Financial Statements.

ENTERGY LOUISIANA HOLDINGS, INC. AND SUBSIDIARIES AND ENTERGY LOUISIANA, LLC
SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON

	2005	2004	2003	2002	2001
	(In Thousands)

Operating revenues	$2,650,181	$2,226,986	$2,165,570	$1,815,352	$1,901,913
Net Income	$128,082	$127,495	$146,154	$144,709	$132,550
Total assets - Entergy Louisiana Holdings, Inc.	$5,801,902	$4,878,994	$4,674,539	$4,753,704	$4,149,701
Total assets - Entergy Louisiana, LLC	$5,855,053	$4,845,597	$4,641,142	$4,720,307	$4,116,304
Long-term obligations (1)	$1,208,140	$939,598	$917,247	$919,319	$1,197,473

(1) Included long-term debt (excluding currently maturing debt) and noncurrent capital lease obligations.

	2005	2004	2003	2002	2001
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$828	$770	$739	$638	$658
Commercial	539	501	473	403	429
Industrial	834	779	723	637	760
Governmental	41	38	41	36	39
Total retail	2,242	2,088	1,976	1,714	1,886
Sales for resale:
Associated companies	339	96	102	8	25
Non-associated companies	14	13	12	11	23
Other	55	30	76	82	(32)
Total	$2,650	$2,227	$2,166	$1,815	$1,902
Billed Electric Energy Sales (GWh):
Residential	8,559	8,842	8,795	8,780	8,255
Commercial	5,554	5,762	5,622	5,538	5,369
Industrial	12,348	13,140	12,870	14,738	14,402
Governmental	428	439	491	510	498
Total retail	26,889	28,183	27,778	29,566	28,524
Sales for resale:
Associated companies	2,451	1,129	1,344	146	381
Non-associated companies	109	122	132	139	334
Total	29,449	29,434	29,254	29,851	29,239

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members
Entergy Louisiana, LLC:

We have audited the accompanying balance sheets of Entergy Louisiana, LLC as of December 31, 2005 and 2004 and the related statements of income, members' equity, and cash flows (pages 239 through 244 and applicable items in pages 302 through 376) for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Entergy Louisiana LLC, as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 8 to the notes to respective financial statements, in 2003 Entergy Louisiana, LLC adopted the provisions of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2006 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

DELOITTE & TOUCHE LLP

New Orleans, Louisiana
March 9, 2006

ENTERGY LOUISIANA, LLC
INCOME STATEMENTS

	For the Years Ended December 31,
	2005	2004	2003
	(In Thousands)

OPERATING REVENUES
Domestic electric	$2,650,181	$2,226,986	$2,165,570

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	916,779	671,549	525,645
Purchased power	872,026	667,893	668,337
Nuclear refueling outage expenses	15,351	13,633	11,130
Other operation and maintenance	356,084	367,824	376,770
Decommissioning	18,785	21,958	20,569
Taxes other than income taxes	73,860	68,999	70,084
Depreciation and amortization	186,281	197,380	192,972
Other regulatory credits - net	(70,119)	(43,765)	(2,160)
TOTAL	2,369,047	1,965,471	1,863,347

OPERATING INCOME	281,134	261,515	302,223

OTHER INCOME
Allowance for equity funds used during construction	10,251	7,494	6,900
Interest and dividend income	19,882	8,209	8,820
Miscellaneous - net	(7,539)	(929)	(3,100)
TOTAL	22,594	14,774	12,620

INTEREST AND OTHER CHARGES
Interest on long-term debt	73,691	70,210	73,227
Other interest - net	11,727	3,931	3,529
Allowance for borrowed funds used during construction	(6,591)	(4,822)	(5,475)
TOTAL	78,827	69,319	71,281

INCOME BEFORE INCOME TAXES	224,901	206,970	243,562

Income taxes	96,819	79,475	97,408

NET INCOME AND EARNINGS APPLICABLE TO COMMON EQUITY	$128,082	$127,495	$146,154

See Notes to Respective Financial Statements.

(Page left blank intentionally)

ENTERGY LOUISIANA, LLC
STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2005	2004	2003
	(In Thousands)

OPERATING ACTIVITIES
Net income	$128,082	$127,495	$146,154
Adjustments to reconcile net income to net cash flow provided by operating activities:
Reserve for regulatory adjustments	(13,674)	14,076	1,858
Other regulatory credits - net	(70,119)	(43,765)	(2,160)
Depreciation, amortization, and decommissioning	205,066	219,338	213,541
Deferred income taxes and investment tax credits	124,679	75,078	859,157
Changes in working capital:
Receivables	(112,828)	4,364	(45,735)
Accounts payable	40,382	4,455	30,174
Taxes accrued	141,741	89,079	(804,805)
Interest accrued	10,004	(1,791)	(10,324)
Deferred fuel costs	(13,231)	21,955	(56,211)
Other working capital accounts	(26,873)	20,693	10,395
Provision for estimated losses and reserves	512	6,119	12,194
Changes in other regulatory assets	(111,641)	(14,456)	59,169
Other	(131,024)	(22,770)	(66,353)
Net cash flow provided by operating activities	171,076	499,870	347,054

INVESTING ACTIVITIES
Construction expenditures	(389,220)	(240,283)	(257,754)
Allowance for equity funds used during construction	10,251	7,494	6,900
Nuclear fuel purchases	(54,498)	-	(41,525)
Proceeds from the sale/leaseback of nuclear fuel	54,158	-	41,525
Payment for purchase of plant	(162,075)	-	-
Proceeds from nuclear decommissioning trust fund sales	107,291	35,987	53,479
Investment in nuclear decommissioning trust funds	(115,552)	(48,602)	(70,985)
Change in money pool receivable - net	40,549	(40,549)	18,854
Change in other investments - net	-	2,173	(12)
Other regulatory investments	(40,357)	-	-
Net cash flow used in investing activities	(549,453)	(283,780)	(249,518)

FINANCING ACTIVITIES
Proceeds from the issuance of:
Long-term debt	401,928	282,745	-
Preferred stock	97,982	-	-
Retirement of long-term debt	(219,374)	(203,756)	(296,366)
Change in money pool payable - net	68,677	(41,317)	41,317
Changes in short-term borrowings	40,000	-	-
Dividends paid:
Common equity	(51,600)	(116,500)	(145,500)
Net cash flow provided by (used in) financing activities	337,613	(78,828)	(400,549)

Net increase (decrease) in cash and cash equivalents	(40,764)	137,262	(303,013)

Cash and cash equivalents at beginning of period	146,049	8,787	311,800

Cash and cash equivalents at end of period	$105,285	$146,049	$8,787

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period for:
Interest - net of amount capitalized	$71,831	$73,170	$84,089
Income taxes	$11,116	($70,650)	$35,128

See Notes to Respective Financial Statements.

ENTERGY LOUISIANA, LLC
BALANCE SHEETS
ASSETS

	December 31,
	2005	2004
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$105,285	$3,875
Temporary cash investments - at cost,
which approximates market	-	142,174
Total cash and cash equivalents	105,285	146,049
Accounts receivable:
Customer	176,169	88,154
Allowance for doubtful accounts	(6,141)	(3,135)
Associated companies	24,453	43,121
Other	12,553	13,070
Accrued unbilled revenues	149,908	143,453
Total accounts receivable	356,942	284,663
Deferred fuel costs	21,885	8,654
Accumulated deferred income taxes	3,884	12,712
Materials and supplies - at average cost	92,275	77,665
Deferred nuclear refueling outage costs	15,337	5,605
Prepayments and other	173,055	6,861
TOTAL	768,663	542,209

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	187,101	172,083
Non-utility property - at cost (less accumulated depreciation)	1,852	2,009
Other	4	4
TOTAL	188,957	174,096

UTILITY PLANT
Electric	6,233,711	5,985,889
Property under capital lease	250,610	250,964
Construction work in progress	415,475	188,848
Nuclear fuel under capital lease	58,492	31,655
TOTAL UTILITY PLANT	6,958,288	6,457,356
Less - accumulated depreciation and amortization	2,805,944	2,799,936
UTILITY PLANT - NET	4,152,344	3,657,420

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
SFAS 109 regulatory asset - net	104,893	132,686
Other regulatory assets	498,542	302,456
Long-term receivables	8,222	10,736
Other	133,432	25,994
TOTAL	745,089	471,872

TOTAL ASSETS	$5,855,053	$4,845,597

See Notes to Respective Financial Statements.

ENTERGY LOUISIANA, LLC
BALANCE SHEETS
LIABILITIES AND MEMBERS' EQUITY

	December 31,
	2005	2004
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$-	$55,000
Notes payable	40,000	-
Accounts payable:
Associated companies	121,382	57,681
Other	398,507	128,523
Customer deposits	66,705	66,963
Taxes accrued	88,548	7,268
Interest accrued	28,442	18,438
Obligations under capital leases	22,753	22,753
Other	8,721	10,428
TOTAL	775,058	367,054

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	2,055,083	1,805,410
Accumulated deferred investment tax credits	92,439	96,130
Obligations under capital leases	35,740	8,903
Other regulatory liabilities	58,129	51,260
Decommissioning	221,291	347,255
Accumulated provisions	93,165	92,653
Long-term debt	1,172,400	930,695
Other	146,576	113,534
TOTAL	3,874,823	3,445,840

Commitments and Contingencies

MEMBERS' EQUITY
Preferred stock without sinking fund	100,000	-
Members' equity	1,105,172	1,032,703
TOTAL	1,205,172	1,032,703

TOTAL LIABILITIES AND MEMBERS' EQUITY	$5,855,053	$4,845,597

See Notes to Respective Financial Statements.

ENTERGY LOUISIANA, LLC
STATEMENTS OF MEMBERS' EQUITY

	For the Years Ended December 31,
	2005	2004	2003
	(In Thousands)

Members' Equity, January 1	$1,032,703	$1,021,716	$1,021,070

Add:
Net income	128,082	127,495	146,154
Total	128,082	127,495	146,154

Deduct:
Dividends declared:
Common equity	51,600	116,500	145,500
Other	4,013	8	8
Total	55,613	116,508	145,508

Members' Equity, December 31	$1,105,172	$1,032,703	$1,021,716

See Notes to Respective Financial Statements.

ENTERGY MISSISSIPPI, INC.

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Hurricane Katrina

In August 2005, Hurricane Katrina hit Entergy Mississippi's service territory causing power outages and significant infrastructure damage to Entergy Mississippi's distribution and transmission systems. Total restoration costs for the repair and/or replacement of Entergy Mississippi's electric facilities damaged by Hurricane Katrina, and business continuity costs, and a small amount of damage caused by Hurricane Rita, are estimated to be $120 million, including $38.8 million in construction expenditures and $81.2 million recorded as regulatory assets. The cost estimates do not include other potential incremental losses, such as the inability to recover fixed costs scheduled for recovery through base rates, which base rate revenue was not recovered due to a loss of anticipated sales.

Entergy Mississippi has recorded accruals for the portion of the estimated storm restoration costs not yet paid. In accordance with its accounting policies, and based on historic treatment of such costs in its service territories and communications with local regulators, Entergy Mississippi recorded assets because management believes that recovery of these prudently incurred costs through some form of regulatory mechanism is probable. In December 2005, Entergy Mississippi filed with the MPSC a notice of intent to change rates by implementing a storm damage rider for costs incurred through November 30, 2005 and intends to make a second filing in late spring of 2006 to recover additional storm restoration costs incurred after November 30, 2005. The filing is discussed below in "Significant Factors and Known Trends." Because Entergy Mississippi has not gone through the regulatory process regarding these storm costs, however, there is an element of risk, and Entergy is unable to predict with certainty the degree of success it may have in its recovery initiatives, the amount of restoration costs and incremental losses it may ultimately recover, or the timing of such recovery.

Entergy is pursuing a broad range of initiatives to recover storm restoration and business continuity costs and incremental losses. Initiatives include obtaining reimbursement of certain costs covered by insurance, obtaining assistance through federal legislation for damage caused by Hurricanes Katrina and Rita, and, as noted above, pursuing recovery through existing or new rate mechanisms regulated by the FERC and local regulatory bodies.

Entergy's non-nuclear property insurance program provides coverage up to $400 million on an Entergy system-wide basis, subject to a $20 million per occurrence self-insured retention, for all risks coverage for direct physical loss or damage, including boiler and machinery breakdown.  Covered property generally includes power plants, substations, facilities, inventories, and gas distribution-related properties. Excluded property generally includes above-ground transmission and distribution lines, poles, and towers. The primary property program (excess of the deductible) is placed through Oil Insurance Limited ($250 million layer) with the excess program ($150 million layer) placed on a quota share basis through Underwriters at Lloyds (50%) and Hartford Steam Boiler Inspection and Insurance Company (50%).  Coverage is in place for Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans. There is an aggregation limit of $1 billion for all parties insured by OIL for any one occurrence, and Entergy has been notified by OIL that it expects claims for Hurricane Katrina to materially exceed this limit. Entergy is currently evaluating the amount of the covered losses for Entergy and each of the affected domestic utility companies, working with insurance adjusters, and preparing proofs of loss for Hurricanes Katrina and Rita. Entergy Mississippi currently estimates that its net insurance recoveries for the losses caused by the hurricanes, including the effect of the OIL aggregation limit being exceeded, will be approximately $4 million.

In December 2005, the U.S. Congress passed the Katrina Relief Bill, a hurricane aid package that includes $11.5 billion in Community Development Block Grants (for the states affected by Hurricanes Katrina, Rita, and Wilma) that allows state and local leaders to fund individual recovery priorities. The bill includes language that permits funding to be provided to publicly owned utilities. It is uncertain how much funding, if any, will be designated for utility reconstruction and the timing of such decisions is also uncertain. Entergy is currently preparing applications to seek Community Development Block Grant funding.

Results of Operations

Net Income

2005 Compared to 2004

Net income decreased $11.4 million primarily due to lower net revenue, higher taxes other than income taxes, and higher depreciation and amortization expenses.

2004 Compared to 2003

Net income increased $6.4 million primarily due to higher net revenue partially offset by higher other operation and maintenance expenses and higher taxes other than income taxes.

Net Revenue

2005 Compared to 2004

Net revenue, which is Entergy Mississippi's measure of gross margin, consists of operating revenues net of: 1) fuel, fuel-related, expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits). Following is an analysis of the change in net revenue comparing 2005 to 2004.
Amount
(In Millions)

2004 net revenue	$443.5
Reserve Equalization	(3.0)
Price applied to unbilled sales	(2.1)
Volume/weather	6.0
Other	(4.9)
2005 net revenue	$439.5

The reserve equalization variance is primarily due to a revision of reserve equalization payments between Entergy companies due to a FERC ruling regarding the inclusion of interruptible loads in reserve equalization calculations, and Entergy Louisiana's purchase of the Perryville plant, which also affected the reserve calculation.

The price applied to unbilled sales variance is due to lower cost per kWh that occurs when sales increase and a decrease in Grand Gulf rates applied to unbilled sales in 2005. See "Critical Accounting Estimates" below and Note 1 to the domestic utility companies and System Energy financial statements for further discussion of the accounting for unbilled revenues.

The volume/weather variance is primarily due to more favorable weather on billed sales in 2005 compared to 2004. Billed usage increased a total of 363 GWh in the service territory.

The other variance includes several individually insignificant items.

Gross operating revenues, fuel and purchased power expenses, and other regulatory charges (credits)

Gross operating revenues increased primarily due to an increase of $48.6 million in fuel cost recovery revenues due to higher fuel rates and an increase of $30.5 million in gross wholesale revenue as a result of increased volume due to higher net generation and purchases in excess of net area demand resulting in more energy available for resale sales coupled with an increase in the average price of energy available for resale.

Fuel and purchased power expenses increased primarily due to increases in the market prices of natural gas and purchased power. The increase was partially offset by the under-recovery of fuel and purchased power costs as a result of higher fuel costs. Refer to Note 2 to the domestic and System Energy financial statements for discussion of the energy cost recovery rider.

Other regulatory charges increased primarily due to the over-recovery of costs through the power management recovery rider as a result of gains recorded on gas hedging contracts in addition to the over-recovery through the Grand Gulf rider of Grand Gulf capacity charges. The rider have no material effect on net income due to the refund and/or recovery through quarterly adjustments to the rider.

2004 Compared to 2003

Net revenue, which is Entergy Mississippi's measure of gross margin, consists of operating revenues net of: 1) fuel, fuel-related, expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits). Following is an analysis of the change in net revenue comparing 2004 to 2003.
Amount
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

Fuel and purchased power expenses increased primarily due to the over-recovery of fuel and purchased power costs as a result of higher fuel rates. Entergy Mississippi's fuel rates include an energy cost recovery rider to recover projected energy costs. Actual fuel and purchased power costs were lower than those projected in the computation of the energy cost factors for the third quarter of 2004 which contributed to the over-recovery of fuel and purchased power costs. The MPSC has allowed Entergy Mississippi to refund these over-recoveries in the second and third quarters of 2005. Refer to Note 2 to the domestic and System Energy financial statements for discussion of the energy cost recovery rider.

Other regulatory credits increased primarily due to the under-recovery of costs through the Grand Gulf rider of Grand Gulf capacity charges. The rider has no material effect on net income due to the refund and/or recovery through quarterly adjustments to the rider.

Other Income Statement Variances

2005 Compared to 2004

Taxes other than income taxes increased primarily due to higher assessed values for ad valorem tax purposes and higher franchise taxes in 2005.

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

Income Taxes

The effective income tax rates for 2005, 2004, and 2003 were 35.3%, 33.5%, and 33.9%, respectively. See Note 3 to the domestic utility companies and System Energy financial statements for a reconciliation of the federal statutory rate of 35.0% to the effective income tax rate. Tax reserves not expected to reverse within the next year are reflected as non-current taxes accrued on the balance sheet.

Liquidity and Capital Resources

Cash Flow

Cash flows for the years ended December 31, 2005, 2004, and 2003 were as follows:

	2005	2004	2003
	(In Thousands)

Cash and cash equivalents at beginning of period	$80,396	$63,838	$147,721

Cash flow provided by (used in):
Operating activities	4,935	257,687	266,662
Investing activities	(138,510)	(151,013)	(277,869)
Financing activities	57,702	(90,116)	(72,676)
Net increase (decrease) in cash and cash equivalents	(75,873)	16,558	(83,883)

Cash and cash equivalents at end of period	$4,523	$80,396	$63,838

Operating Activities

Cash flow from operations decreased by $252.8 million in 2005 primarily due to a decrease in recovery of deferred fuel and purchased power costs and also due to storm restoration spending caused by Hurricane Katrina.

Cash flow from operations decreased by $9.0 million in 2004 primarily due to a $12 million income tax payment in 2004 compared to a $78 million income tax refund in 2003 and decreased collections of customer receivables, almost entirely offset by an increase in recovery of deferred fuel and purchased power costs.

In addition to the direct costs caused by the storms, Hurricanes Katrina and Rita have had other impacts that have affected Entergy Mississippi's liquidity position. The Entergy New Orleans bankruptcy caused fuel and power suppliers to increase their scrutiny of the remaining domestic utility companies with the concern that one of them could suffer similar impacts, particularly after Hurricane Rita. As a result, some suppliers began requiring accelerated payments and decreased credit lines. In addition, the hurricanes damaged certain gas supply lines, thereby decreasing the number of potential suppliers. The hurricanes also exacerbated a market run-up in natural gas and power prices, thereby increasing Entergy Mississippi's ongoing costs, which consumed available credit lines more quickly and in some instances required the posting of additional collateral. Entergy managed through these events thus far, adequately supplied Entergy Mississippi with fuel and power, and as a result of steps taken by it regarding its storm costs expects to have adequate liquidity and credit to continue supplying Entergy Mississippi with fuel and power.

In 2003, the domestic utility companies and System Energy filed, with the IRS a change in tax accounting method notification for their respective calculations of cost of goods sold.  The adjustment implemented a simplified method of allocation of overhead to the production of electricity, which is provided under the IRS capitalization regulations.  The cumulative adjustment placing these companies on the new methodology resulted in a $1.13 billion deduction for Entergy Arkansas, a $641 million deduction for Entergy Gulf States, a $474 million deduction for Entergy Louisiana, a $111 million deduction for Entergy Mississippi, a $32 million deduction for Entergy New Orleans, and a $440 million deduction for System Energy on Entergy's 2003 income tax return.  Entergy's current estimates of the utilization through 2005 indicate that Entergy Arkansas realized $115 million, Entergy Gulf States realized $46 million, Entergy Louisiana realized $64 million, Entergy Mississippi realized $2 million, and System Energy realized $138 million in cash tax benefit from the method change.  The Internal Revenue Service issued new proposed regulations, effective in 2005, which disallow a portion of Entergy's method.  Approximately $776 million of tax deductions have to be reversed and will be recognized in taxable income equally over two years, 2005 and 2006.  Entergy Arkansas' share of this reversal is $270 million, Entergy Gulf States' share is $148 million, Entergy Louisiana's share is $145 million, Entergy Mississippi's share is $124 million, Entergy New Orleans' share is $27 million, and System Energy's share is $62 million.  In 2005, the domestic utility companies and System Energy filed a notice with the IRS of a new tax accounting method for their respective calculations of cost of goods sold.  It is anticipated that this new method will offset a significant portion of the previously stated adjustment to taxable income.  As Entergy is in a consolidated net operating loss position, the adjustment required by the new regulations has the effect of reducing the consolidated net operating loss and does not require a payment to the IRS at this time.  However, to the extent the individual companies making this election do not have other deductions or other sufficient net operating losses, they will have to pay back their benefits received to other Entergy companies under the Entergy Tax Allocation Agreement.  At this time, it is estimated that Entergy Mississippi would owe $1 million, and System Energy would owe $9 million.  The new tax accounting method is also subject to IRS scrutiny.  Should the IRS fully deny the use of Entergy's tax accounting method for cost of goods sold, the companies would have to pay back all of the benefits received.

Investing Activities

Net cash used in investing activities decreased $12.5 million in 2005 primarily due to money pool activity, partially offset by the maturity in 2004 of $7.5 million of other temporary investments that had been made in 2003, which provided cash in 2004.

Capital expenditures incurred during 2005 as a result of Hurricane Katrina were $22.4 million.

Net cash used in investing activities decreased $126.9 million in 2004 primarily due to:

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

Financing Activities

Financing activities provided $57.7 million of cash in 2005 compared to using $90.1 million in 2004 primarily due to money pool activity, the net retirement of $39.9 million in long-term debt in 2004, and a decrease of $24.9 million in common stock dividends paid.

Net cash used in financing activities increased $17.4 million in 2004 primarily due to an increase of $15.1 million in common stock dividends paid.

See Note 5 to the domestic utility companies and System Energy financial statements for details on long-term debt.

Capital Structure

Entergy Mississippi's capitalization is balanced between equity and debt, as shown in the following table. The decrease in the debt to capital percentage as of December 31, 2005 is primarily due to increased retained earnings.

	December 31, 2005	December 31, 2004

Net debt to net capital	52.6%	51.1%
Effect of subtracting cash from debt	0.1%	3.1%
Debt to capital	52.7%	54.2%

Net debt consists of debt less cash and cash equivalents. Debt consists of capital lease obligations and long-term debt, including the currently maturing portion. Capital consists of debt and shareholders' equity. Net capital consists of capital less cash and cash equivalents. Entergy Mississippi uses the net debt to net capital ratio in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy Mississippi's financial condition.

Uses of Capital

Entergy Mississippi requires capital resources for:

  construction and other capital investments;
  debt and preferred stock maturities;
  working capital purposes, including the financing of fuel and purchased power costs; and
  dividend and interest payments.

Following are the amounts of Entergy Mississippi's planned construction and other capital investments, and existing debt obligations:
	2006	2007-2008	2009-2010	After 2010	Total
	(In Millions)
Planned construction and
capital investment (1)	$219	$270	N/A	N/A	$489
Long-term debt	$-	$100	$-	$595	$695
Operating leases	$8	$9	$6	$9	$32
Purchase obligations (2)	$186	$330	$328	$1,839	$2,683

(1)

Includes approximately $110 to $123 million annually for maintenance capital, which is planned spending on routine capital projects that are necessary to support reliability of service, equipment or systems, and to support normal customer growth.

(2)

Purchase obligations represent the minimum purchase obligation or cancellation charge for contractual obligations to purchase goods or services. For Entergy Mississippi, almost all of the total consists of unconditional fuel and purchased power obligations, including its obligations under the Unit Power Sales Agreement, which is discussed in Note 8 to the domestic utility companies and System Energy financial statements.

In addition to the planned spending in the table above, Entergy Mississippi also expects to make $7 million of payments in 2006 related to Hurricane Katrina restoration work. Also, Entergy Mississippi expects to contribute $16.4 million to its pension plans and $5 million to other postretirement plans in 2006.

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

In January 2006, Entergy Mississippi purchased for $88 million the Attala power plant, a 480 MW natural gas-fired, combined-cycle generating facility owned by Central Mississippi Generating Company (CMGC). Entergy Mississippi plans to invest approximately $20 million in facility upgrades at the Attala plant plus $3 million in other costs, bringing the total capital cost of the project to approximately $111 million. In November 2005, the MPSC issued an order approving the acquisition of the Attala plant. In December 2005, the MPSC issued an order approving the investment cost recovery through the power management rider and limited the recovery to a period that begins with the closing date of the purchase and ends the earlier of the date costs are incorporated into base rates or December 31, 2006. The planned construction and other capital investments line includes the majority of the estimated cost of the Attala acquisition as a 2006 capital commitment.

As a wholly-owned subsidiary, Entergy Mississippi dividends its earnings to Entergy Corporation at a percentage determined monthly. Entergy Mississippi's long-term debt indentures restrict the amount of retained earnings available for the payment of cash dividends or other distributions on its common and preferred stock. As of December 31, 2005, Entergy Mississippi had restricted retained earnings unavailable for distribution to Entergy Corporation of $68.5 million.

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

In June 2005, Entergy Mississippi issued 1,200,000 shares of $25 par value 6.25% Series Preferred Stock, all of which are outstanding as of December 31, 2005. The dividends are cumulative and are payable quarterly. The preferred stock is redeemable on or after July 1, 2010, at Entergy Mississippi's option, at the call price of $25 per share. The proceeds from this issuance were used in the third quarter of 2005 to redeem $20 million of Entergy Mississippi's $100 par value 8.36% Series Preferred Stock and $10 million of Entergy Mississippi's $100 par value 7.44% Series Preferred Stock.

In January 2006, Entergy Mississippi issued $100 million of 5.92% Series of First Mortgage Bonds due February 2016.  Entergy Mississippi used the proceeds to purchase the Attala power plant from Central Mississippi Generating Company, LLC, discussed above, and to repay short-term indebtedness.

Prior to February 8, 2006, borrowings and securities issuances by Entergy Mississippi were limited to amounts authorized by the SEC. Effective with repeal of PUHCA 1935 on that date, the FERC, under the Federal Power Act, has jurisdiction over its securities issuances. Entergy Mississippi has obtained a short-term borrowing authorization from the FERC under which it may borrow through March 31, 2008, up to the aggregate amount, at any one time outstanding, of $175 million.

Under a savings provision in PUHCA 2005 which repealed PUHCA 1935, Entergy Mississippi can rely, after the repeal, on the long-term securities issuance authority in its SEC PUHCA 1935 order unless superceded by FERC authorization. Under its SEC order, Entergy Mississippi cannot incur additional indebtedness or issue other securities unless (a) it and Entergy Corporation maintain a common equity ratio of at least 30% and (b) with the exception of money pool borrowings, the security to be issued (if rated) and all outstanding securities of Entergy Mississippi, as well as all outstanding securities of Entergy Corporation, that are rated, are rated investment grade. See Note 4 to the domestic utility companies and System Energy financial statements for further discussion of Entergy Mississippi's short-term borrowing limits.

Entergy Mississippi's receivables from or (payables to) the money pool were as follows as of December 31 for each of the following years:
2005	2004	2003	2002
(In Thousands)

($84,066)	$21,584	$22,076	$8,702

See Note 4 to the domestic utility companies and System Energy financial statements for a description of the money pool.

Significant Factors and Known Trends

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

In December 2005, Entergy Mississippi filed with the MPSC a Notice of Intent to change rates by implementing a Storm Damage Rider to recover storm damage restoration costs associated with Hurricanes Katrina and Rita totaling approximately $84 million as of November 30, 2005. The notice proposes recovery of approximately $14.7 million, including carrying charges, annually over a 60-month period. A hearing on this matter is expected in April 2006. Entergy Mississippi plans to make a second filing in late spring of 2006 to recover additional restoration costs associated with the hurricanes incurred after November 30, 2005.

Entergy Mississippi made its annual formula rate plan filing with the MPSC in March 2005 based on a 2004 test year. In May 2005, the MPSC approved a joint stipulation entered into between the Mississippi Public Utilities Staff and Entergy Mississippi that provides for no change in rates based on a performance-adjusted ROE mid-point of 10.50%, establishing an allowed regulatory earnings range of 9.1% to 11.9%.

Entergy Mississippi's fuel costs recovered from customers are subject to regulatory scrutiny. Entergy Mississippi's retail rate matters and proceedings, including fuel cost recovery-related issues are discussed more thoroughly in Note 2 to the domestic utility companies and System Energy financial statements.

Federal Regulation

System Agreement Proceedings

See "System Agreement Proceedings" in the "Significant Factors and Known Trends" section of Entergy Corporation and Subsidiaries Management's Discussion and Analysis for discussion of the proceeding at FERC involving the System Agreement and of other related proceedings.

Transmission

See "Independent Coordinator of Transmission" in the "Significant Factors and Known Trends" section of Entergy Corporation and Subsidiaries Management's Discussion and Analysis for further discussion.

Interconnection Orders

See "Interconnection Orders" in the "Significant Factors and Known Trends" section of Entergy Corporation and Subsidiaries Management's Discussion and Analysis for further discussion.

Available Flowgate Capacity Proceeding

See "Available Flowgate Capacity Proceeding" in the "Significant Factors and Known Trends" section of Entergy Corporation and Subsidiaries Management's Discussion and Analysis for further discussion.

Energy Policy Act of 2005

See "Energy Policy Act of 2005" in the "Significant Factors and Known Trends" section of Entergy Corporation and Subsidiaries Management's Discussion and Analysis for further discussion, including a discussion of the implications of repeal of PUHCA 1935 and ongoing FERC regulation under the Federal Power Act.

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

Qualified Pension and Other Postretirement Benefits

Entergy sponsors qualified defined benefit pension plans which cover substantially all employees. Additionally, Entergy currently provides postretirement health care and life insurance benefits for substantially all employees who reach retirement age while still working for Entergy. Entergy's reported costs of providing these benefits, as described in Note 10 to the domestic utility companies and System Energy financial statements, are impacted by numerous factors including the provisions of the plans, changing employee demographics, and various actuarial calculations, assumptions, and accounting mechanisms. Because of the complexity of these calculations, the long-term nature of these obligations, and the importance of the assumptions utilized, Entergy's estimate of these costs is a critical accounting estimate.

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

In selecting an assumed discount rate to calculate benefit obligations, Entergy reviews market yields on high-quality corporate debt and matches these rates with Entergy's projected stream of benefit payments. Based on recent market trends, Entergy reduced its discount rate used to calculate benefit obligations from 6.25% in 2003 to 6.00% in 2004 and to 5.90% in 2005. Entergy reviews actual recent cost trends and projected future trends in establishing health care cost trend rates. Based on this review, Entergy increased its health care cost trend rate assumption used in calculating the December 31, 2005 accumulated postretirement benefit obligation to a 12% increase in health care costs in 2006 gradually decreasing each successive year, until it reaches a 4.5% annual increase in health care costs in 2012 and beyond.

In determining its expected long-term rate of return on plan assets, Entergy reviews past long-term performance, asset allocations, and long-term inflation assumptions. Entergy targets an asset allocation for its pension plan assets of roughly 65% equity securities, 31% fixed income securities, and 4% other investments. The target allocation for Entergy's other postretirement benefit assets is 51% equity securities and 49% fixed income securities. Based on recent market trends, Entergy reduced its expected long-term rate of return on plan assets used to calculate benefit obligations from 8.75% for 2003 to 8.5% in both 2004 and 2005. The assumed rate of increase in future compensation levels used to calculate benefit obligations was 3.25% in 2003, 2004, and 2005.

Cost Sensitivity

The following chart reflects the sensitivity of qualified pension cost to changes in certain actuarial assumptions (dollars in thousands):

Actuarial Assumption	Change in Assumption	Impact on 2005 Qualified Pension Cost	Impact on Projected Qualified Benefit Obligation
	Increase/(Decrease)

Discount rate	(0.25%)	$607	$6,909
Rate of return on plan assets	(0.25%)	$420	-
Rate of increase in compensation	0.25%	$289	$1,594

The following chart reflects the sensitivity of postretirement benefit cost to changes in certain actuarial assumptions (dollars in thousands):

Actuarial Assumption	Change in Assumption	Impact on 2005 Postretirement Benefit Cost	Impact on Accumulated Postretirement Benefit Obligation
	Increase/(Decrease)

Health care cost trend	0.25%	$216	$1,344
Discount rate	(0.25%)	$132	$1,743

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

Additionally, Entergy accounts for the impact of asset performance on pension expense over a twenty-quarter phase-in period through a "market-related" value of assets calculation. Since the market-related value of assets recognizes investment gains or losses over a twenty-quarter period, the future value of assets will be impacted as previously deferred gains or losses are recognized. As a result, the losses that the pension plan assets experienced in 2002 has had and may continue to have an adverse impact on pension cost in future years depending on whether the actuarial losses at each measurement date exceed the 10% corridor in accordance with SFAS 87.

Costs and Funding

Total qualified pension cost for Entergy Mississippi in 2005 was $5 million. Entergy anticipates 2006 qualified pension cost to increase to $6 million. Entergy Mississippi contributed $1 million to its qualified pension plans in 2005, and under current law, projects 2006 contributions will be $16.4 million. In January 2006, $2.2 million was funded. All of the amount funded in January 2006 was originally planned for 2005; however, it was delayed as a result of the Katrina Emergency Tax Relief Act. The rise in pension funding requirements is due to declining interest rates and the phased-in effect of asset underperformance from 2000 to 2002, partially offset by the Pension Funding Equity Act relief passed in April 2004.

Entergy Mississippi's qualified pension accumulated benefit obligation at December 31, 2005 and 2004 exceeded plan assets. As a result, Entergy Mississippi was required to recognize an additional minimum liability as prescribed by SFAS 87. At December 31, 2005, Entergy Mississippi increased its additional minimum liability for its qualified pension plans to $42.9 million from $23.5 million at December 31, 2004. Entergy Mississippi decreased its intangible asset for the unrecognized prior service cost to $2.4 million at December 31, 2005 from $3.3 million at December 31, 2004. Entergy Mississippi also increased the regulatory asset to $40.5 million at December 31, 2005 from $20.2 million at December 31, 2004. Net income for 2005, 2004, and 2003 was not impacted.

Total postretirement health care and life insurance benefit costs for Entergy Mississippi in 2005 were $4.4 million, including $1.8 million in savings due to the estimated effect of future Medicare Part D subsidies. Entergy Mississippi expects 2006 postretirement health care and life insurance benefit costs to approximate $5 million, including $2 million in savings due to the estimated effect of future Medicare Part D subsidies. The increase in postretirement health care and life insurance benefit costs is due to the decrease in the discount rate (from 6.00% to 5.90%) and an increase in the health care cost trend rate used to calculate benefit obligations.

New Accounting Pronouncements

In December 2005, Entergy Mississippi implemented FASB Interpretation 47, "Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143", (FIN 47), effective as of that date, which required the recognition of additional asset retirement obligations other than nuclear decommissioning which are conditional in nature. The obligations recognized upon implementation represent Entergy Mississippi's obligation to remove and dispose of asbestos at many of its non-nuclear generating units if and when those units are retired from commercial service and dismantled. The net effect of implementing FIN 47 for Entergy Mississippi was recorded as a regulatory asset, with no resulting effect on Entergy Mississippi's net income. Entergy Mississippi recorded this regulatory asset because its existing rate mechanisms allow the recovery in rates of the ultimate costs of asbestos removal, either through cost of service or in rate base, from current and future customers. Upon implementation of FIN 47 in December 2005, assets and liabilities increased by $4.0 million as a result of recording the asset retirement obligation at its fair value as determined under FIN 47, increasing utility plant by $0.4 million, increasing accumulated depreciation by $0.3 million, and recording the related regulatory asset of $3.9 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Entergy Mississippi, Inc.:

We have audited the accompanying balance sheets of Entergy Mississippi, Inc. as of December 31, 2005 and 2004, and the related statements of income, retained earnings, and cash flows (pages 258 through 262 and applicable items in pages 302 through 376) for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Entergy Mississippi, Inc. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2006 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

DELOITTE & TOUCHE LLP

New Orleans, Louisiana
March 9, 2006

ENTERGY MISSISSIPPI, INC.
INCOME STATEMENTS

	For the Years Ended December 31,
	2005	2004	2003
	(In Thousands)

OPERATING REVENUES
Domestic electric	$1,306,543	$1,213,629	$1,035,360

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	136,870	335,271	155,168
Purchased power	688,800	436,013	449,971
Other operation and maintenance	176,202	178,007	174,192
Taxes other than income taxes	58,540	53,443	47,734
Depreciation and amortization	72,028	65,452	62,984
Other regulatory charges (credits) - net	41,414	(1,171)	3,664
TOTAL	1,173,854	1,067,015	893,713

OPERATING INCOME	132,689	146,614	141,647

OTHER INCOME
Allowance for equity funds used during construction	3,490	4,402	4,576
Interest and dividend income	2,560	2,550	1,030
Miscellaneous - net	(1,613)	(1,508)	(2,242)
TOTAL	4,437	5,444	3,364

INTEREST AND OTHER CHARGES
Interest on long-term debt	39,406	41,681	43,879
Other interest - net	4,301	2,956	3,585
Allowance for borrowed funds used during construction	(2,636)	(3,116)	(3,942)
TOTAL	41,071	41,521	43,522

INCOME BEFORE INCOME TAXES	96,055	110,537	101,489

Income taxes	33,952	37,040	34,431

NET INCOME	62,103	73,497	67,058

Preferred dividend requirements and other	3,316	3,369	3,369

EARNINGS APPLICABLE TO
COMMON STOCK	$58,787	$70,128	$63,689

See Notes to Respective Financial Statements.

ENTERGY MISSISSIPPI, INC.
STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2005	2004	2003
	(In Thousands)

OPERATING ACTIVITIES
Net income	$62,103	$73,497	$67,058
Adjustments to reconcile net income to net cash flow provided by operating activities:
Other regulatory charges (credits) - net	41,414	(1,171)	3,664
Depreciation and amortization	72,028	65,452	62,984
Deferred income taxes and investment tax credits	158,004	61,829	34,836
Changes in working capital:
Receivables	(33,549)	(15,386)	(9,805)
Fuel inventory	1,050	940	575
Accounts payable	37,204	432	1,244
Taxes accrued	(69,377)	(27,759)	74,487
Interest accrued	1,164	(1,285)	(5,922)
Deferred fuel costs	(136,749)	111,871	21,669
Other working capital accounts	4,487	2,684	11,255
Provision for estimated losses and reserves	(3,283)	2,789	(1,137)
Changes in other regulatory assets	(63,618)	9,401	(9,061)
Other	(65,943)	(25,607)	14,815
Net cash flow provided by operating activities	4,935	257,687	266,662

INVESTING ACTIVITIES
Construction expenditures	(163,584)	(163,413)	(188,995)
Allowance for equity funds used during construction	3,490	4,402	4,576
Change in money pool receivable - net	21,584	492	(13,374)
Changes in other temporary investments - net	-	7,506	(7,506)
Other regulatory investments	-	-	(72,570)
Net cash flow used in investing activities	(138,510)	(151,013)	(277,869)

FINANCING ACTIVITIES
Proceeds from the issuance of:
Long-term debt	-	178,510	292,393
Preferred stock	29,151	-	-
Retirement of long-term debt	-	(218,457)	(330,000)
Redemption of preferred stock	(30,269)	-	-
Change in money pool payable - net	84,066	-	-
Dividends paid:
Common stock	(21,900)	(46,800)	(31,700)
Preferred stock	(3,346)	(3,369)	(3,369)
Net cash flow provided by (used in) financing activities	57,702	(90,116)	(72,676)

Net increase (decrease) in cash and cash equivalents	(75,873)	16,558	(83,883)

Cash and cash equivalents at beginning of period	80,396	63,838	147,721

Cash and cash equivalents at end of period	$4,523	$80,396	$63,838

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period for:
Interest - net of amount capitalized	$40,445	$43,824	$51,126
Income taxes	$4,446	$11,995	($78,091)

ENTERGY MISSISSIPPI, INC.
BALANCE SHEETS
ASSETS

	December 31,
	2005	2004
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$4,523	$4,716
Temporary cash investment - at cost,
which approximates market	-	75,680
Total cash and cash equivalents	4,523	80,396
Accounts receivable:
Customer	102,202	68,821
Allowance for doubtful accounts	(1,826)	(1,126)
Associated companies	5,415	22,616
Other	9,254	12,133
Accrued unbilled revenues	33,712	34,348
Total accounts receivable	148,757	136,792
Deferred fuel costs	113,956	-
Accumulated deferred income taxes	-	27,924
Fuel inventory - at average cost	3,087	4,137
Materials and supplies - at average cost	21,521	18,414
Prepayments and other	62,759	15,413
TOTAL	354,603	283,076

OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity	5,531	5,531
Non-utility property - at cost (less accumulated depreciation)	6,199	6,465
TOTAL	11,730	11,996

UTILITY PLANT
Electric	2,473,035	2,385,465
Property under capital lease	50	95
Construction work in progress	119,354	89,921
TOTAL UTILITY PLANT	2,592,439	2,475,481
Less - accumulated depreciation and amortization	886,687	870,188
UTILITY PLANT - NET	1,705,752	1,605,293

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
SFAS 109 regulatory asset - net	17,073	17,628
Other regulatory assets	186,197	82,674
Long-term receivable	3,270	4,510
Other	32,418	31,009
TOTAL	238,958	135,821

TOTAL ASSETS	$2,311,043	$2,036,186

See Notes to Respective Financial Statements.

ENTERGY MISSISSIPPI, INC.
BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY

	December 31,
	2005	2004
	(In Thousands)

CURRENT LIABILITIES
Accounts payable:
Associated companies	$158,579	$65,806
Other	83,306	25,543
Customer deposits	44,025	37,333
Taxes accrued	33,121	40,106
Accumulated deferred income taxes	13,233	-
Interest accrued	13,651	12,487
Deferred fuel costs	-	22,793
Obligations under capital leases	40	43
Other	2,739	8,341
TOTAL	348,694	212,452

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	491,857	438,321
Accumulated deferred investment tax credits	12,358	13,687
Obligations under capital leases	11	52
Other regulatory liabilities	34,368	-
Retirement cost liabilities	4,016	-
Accumulated provisions	9,436	12,718
Long-term debt	695,146	695,073
Other	91,588	76,071
TOTAL	1,338,780	1,235,922

Commitments and Contingencies

SHAREHOLDERS' EQUITY
Preferred stock without sinking fund	50,381	50,381
Common stock, no par value, authorized 15,000,000
shares; issued and outstanding 8,666,357 shares in 2005 and 2004	199,326	199,326
Capital stock expense and other	(682)	(59)
Retained earnings	374,544	338,164
TOTAL	623,569	587,812

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,311,043	$2,036,186

See Notes to Respective Financial Statements.

ENTERGY MISSISSIPPI, INC.
STATEMENTS OF RETAINED EARNINGS

	For the Years Ended December 31,
	2005	2004	2003
	(In Thousands)

Retained Earnings, January 1	$338,164	$314,836	$282,847

Add:
Net income	62,103	73,497	67,058

Deduct:
Preferred dividend requirements and other	3,316	3,369	3,369
Dividends declared on common stock	21,900	46,800	31,700
Capital stock and other expenses	507	-	-
Total	25,723	50,169	35,069

Retained Earnings, December 31	$374,544	$338,164	$314,836

See Notes to Respective Financial Statements.

ENTERGY MISSISSIPPI, INC.
SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON

	2005	2004	2003	2002	2001
	(In Thousands)

Operating revenues	$1,306,543	$1,213,629	$1,035,360	$991,095	$1,093,741
Net Income	$62,103	$73,497	$67,058	$52,408	$39,620
Total assets	$2,311,043	$2,036,186	$1,952,352	$1,832,372	$1,683,026
Long-term obligations (1)	$695,157	$695,125	$655,051	$510,240	$589,937

(1) Included long-term debt (excluding currently maturing debt) and noncurrent capital lease obligations.

	2005	2004	2003	2002	2001
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$503	$467	$410	$375	$391
Commercial	421	397	342	310	328
Industrial	209	204	174	165	191
Governmental	41	38	32	29	31
Total retail	1,174	1,106	958	879	941
Sales for resale:
Associated companies	62	39	21	63	111
Non-associated companies	37	30	21	15	21
Other	34	39	35	34	22
Total	$1,307	$1,214	$1,035	$991	$1,095
Billed Electric Energy Sales (GWh):
Residential	5,333	5,085	5,092	5,092	4,867
Commercial	4,630	4,518	4,476	4,445	4,322
Industrial	2,967	2,977	2,939	2,910	3,051
Governmental	411	398	384	382	381
Total retail	13,341	12,978	12,891	12,829	12,621
Sales for resale:
Associated companies	516	305	112	1,123	1,728
Non-associated companies	420	393	331	197	289
Total	14,277	13,676	13,334	14,149	14,638

ENTERGY NEW ORLEANS, INC. (Debtor-in-possession)

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Hurricane Katrina

In August 2005, Hurricane Katrina caused catastrophic damage to Entergy New Orleans' service territory, including the effect of extensive flooding that resulted from levee breaks in and around the New Orleans area. The storms and flooding resulted in power outages, significant damage to electric distribution, transmission, and generation and gas infrastructure, and the loss of sales and customers due to mandatory evacuations and the destruction of homes and businesses. Total restoration costs for the repair and/or replacement of Entergy New Orleans' electric and gas facilities damaged by Hurricane Katrina and business continuity costs are estimated to be $275 million, including $184.1 million in construction expenditures and $90.9 million recorded as regulatory assets. The cost estimates do not include other potential incremental losses, such as the inability to recover fixed costs scheduled for recovery through base rates, which base rate revenue was not recovered due to a loss of anticipated sales. For instance, Entergy New Orleans estimates that lost net revenue due to Hurricane Katrina will total approximately $320 million through 2007. In addition, Entergy New Orleans estimates that the hurricanes caused $22 million of uncollectible U.S. Utility customer receivables.

The estimated storm restoration costs also do not include the longer-term accelerated replacement of the gas distribution system in New Orleans that Entergy New Orleans expects will be necessary due to the massive salt water intrusion into the system caused by the flooding in New Orleans. The salt water intrusion is expected to shorten the life of the gas distribution system, making it necessary to replace that system over time. Entergy New Orleans currently expects the cost of the gas system replacement to be $355 million, with the project beginning in 2008 and extending for many years thereafter.

Entergy New Orleans has recorded accruals for the portion of the estimated $275 million of storm restoration costs not yet paid. In accordance with its accounting policies, and based on historic treatment of such costs in its service territories and communications with local regulators, Entergy New Orleans recorded assets because management believes that recovery of these prudently incurred costs through some form of regulatory mechanism is probable. Because Entergy New Orleans has not gone through the regulatory process regarding these storm costs, however, there is an element of risk, and Entergy is unable to predict with certainty the degree of success it may have in its recovery initiatives, the amount of restoration costs and incremental losses it may ultimately recover, or the timing of such recovery.

Entergy New Orleans has made power available to customers who can take service in most areas of its service territory. Some customers in the most devastated areas of New Orleans are unable to accept electric and gas service for a period of time that cannot be estimated. Entergy New Orleans estimates that lost non-fuel revenues in 2006 caused by Hurricane Katrina will be approximately $123 million. Entergy New Orleans's estimate of the revenue impact of customers who are currently unable to accept electric and gas service is subject to change, however, because of a range of uncertainties, in particular the timing of when individual customers will return to service. Restoration for many of these customers will follow major repairs or reconstruction of customer facilities, and will be contingent on validation by local authorities of habitability and electrical safety of customers' structures. As a result of the power outages associated with the hurricane, revenues and receivable collections were significantly lower than normal from September 2005 through December 2005. Because of the uncertainty regarding the collection of its outstanding accounts receivable related to the customer losses, Entergy New Orleans increased its allowance for doubtful accounts by $22 million, with a corresponding increase in regulatory assets.

Entergy is pursuing a broad range of initiatives to recover storm restoration and business continuity costs and incremental losses. Initiatives include obtaining reimbursement of certain costs covered by insurance, obtaining assistance through federal legislation for damage caused by Hurricanes Katrina and Rita, and, as noted above, pursuing recovery through existing or new rate mechanisms regulated by the FERC and local regulatory bodies.

Entergy's non-nuclear property insurance program provides coverage up to $400 million on an Entergy system-wide basis, subject to a $20 million per occurrence self-insured retention, for all risks coverage for direct physical loss or damage, including boiler and machinery breakdown.  Covered property generally includes power plants, substations, facilities, inventories, and gas distribution-related properties. Excluded property generally includes above-ground transmission and distribution lines, poles, and towers. The primary property program (excess of the deductible) is placed through Oil Insurance Limited ($250 million layer) with the excess program ($150 million layer) placed on a quota share basis through Underwriters at Lloyds (50%) and Hartford Steam Boiler Inspection and Insurance Company (50%).  Coverage is in place for Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans. There is an aggregation limit of $1 billion for all parties insured by OIL for any one occurrence, and Entergy has been notified by OIL that it expects claims for Hurricane Katrina to materially exceed this limit. Entergy is currently evaluating the amount of the covered losses for each of the affected domestic utility companies, working with insurance adjusters, and preparing proofs of loss for Hurricanes Katrina and Rita. Entergy New Orleans currently estimates that its net insurance recoveries for the losses caused by Hurricane Katrina, including the effect of the OIL aggregation limit being exceeded, will be approximately $250 million.

In December 2005, the U.S. Congress passed the Katrina Relief Bill, a hurricane aid package that includes $11.5 billion in Community Development Block Grants (for the states affected by Hurricanes Katrina, Rita, and Wilma) that allows state and local leaders to fund individual recovery priorities. The bill includes language that permits funding to be provided to publicly owned utilities. It is uncertain how much funding, if any, will be designated for utility reconstruction and the timing of such decisions is also uncertain. Entergy is currently preparing applications to seek Community Development Block Grant funding.

Bankruptcy Proceedings

As a result of Hurricane Katrina Entergy New Orleans' cash receipts were significantly below normal levels due to the number of customers displaced by the storm and the extended interruption in customers' ability to take power. Entergy New Orleans' need to make cash payments continued, however, due to costs associated with fuel used before the hurricane outages along with recurring payments associated with fuel and purchased power contracts, in addition to storm restoration costs and other obligations. On September 23, 2005, Entergy New Orleans filed a voluntary petition in the United States Bankruptcy Court for the Eastern District of Louisiana seeking reorganization relief under the provisions of Chapter 11 of the United States Bankruptcy Code. Entergy New Orleans continues to operate its business as a debtor-in-possession (DIP) under the jurisdiction of the bankruptcy court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the bankruptcy court.

On September 26, 2005, Entergy New Orleans, as borrower, and Entergy Corporation, as lender, entered into the Debtor-in-Possession (DIP) credit agreement, a debtor-in-possession credit facility to provide funding to Entergy New Orleans during its business restoration efforts. The facility provides the ability for Entergy New Orleans to request funding from Entergy Corporation, but the decision to lend money is at the sole discretion of Entergy Corporation. On December 9, 2005, the bankruptcy court issued its order giving final approval for a $200 million debtor-in-possession credit facility and the priority and lien status of the indebtedness under the DIP credit agreement. The indenture trustee of Entergy New Orleans' first mortgage bonds appealed the final order, and that appeal is pending. Subsequent to the indenture trustee filing its notice of appeal, Entergy New Orleans, Entergy Corporation, and the indenture trustee filed with the bankruptcy court a motion to approve a settlement among the parties. The settlement would result in the dismissal of the indenture trustee's appeal. The settlement is set for hearing in the bankruptcy court on March 22, 2006. The DIP credit agreement is discussed in further detail in the "Liquidity and Capital Resources" section below.

The bankruptcy court has also issued orders allowing Entergy New Orleans to pay certain pre-petition vendors deemed critical to its restoration efforts and allowing Entergy New Orleans to pay certain pre-petition wages, employee benefits, and employment-related taxes.

Entergy continues to work with the federal, state, and local authorities to resolve the bankruptcy in a manner that allows Entergy New Orleans' customers to be served by a financially viable entity as required by law. Key factors that will influence the timing and outcome of the Entergy New Orleans bankruptcy include:

  The amount of insurance recovery, if any, and the timing of receipt of proceeds;
  The amount of assistance, if any, from federal and state government, and the timing of that funding, including Entergy's intended application for Community Development Block Grant funding;
  The level of economic recovery of New Orleans;
  The number of customers that return to New Orleans, and the timing of their return; and
  The amount and timing of any regulatory recovery approved by the City Council.

The exclusivity period for filing a final plan of reorganization by Entergy New Orleans is currently scheduled to end on April 21, 2006, with solicitation of acceptances of the plan scheduled to be complete by June 20, 2006. If a party to the bankruptcy proceeding, including Entergy New Orleans, requests it, the bankruptcy court has the authority to extend these deadlines. In addition, the bankruptcy judge has set a date of April 19, 2006 by which creditors with prepetition claims against Entergy New Orleans must, with certain exceptions, file their proofs of claim in the bankruptcy case.

Results of Operations

Net Income

2005 Compared to 2004

Net income decreased $26.8 million primarily due to lower net revenue and higher depreciation and amortization expenses, partially offset by lower other operation and maintenance expenses and lower interest charges.
2004 Compared to 2003

Net income increased $20.2 million primarily due to higher net revenue.

Net Revenue

2005 Compared to 2004

Net revenue, which is Entergy New Orleans' measure of gross margin, consists of operating revenues net of: 1) fuel, fuel-related, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits). Following is an analysis of the change in net revenue comparing 2005 to 2004.
Amount
(In Millions)

2004 net revenue	$239.0
Volume/weather	(59.7)
Net gas revenue	(16.2)
Net wholesale revenue	18.1
Other	(2.0)
2005 net revenue	$179.2

The volume/weather variance is due to a decrease in electricity usage in the service territory caused by Hurricane Katrina. Billed electricity usage decreased a total of 1,343 GWh compared to 2004.

The net gas revenue variance is due to a decrease in gas usage in the service territory caused by Hurricane Katrina.

The net wholesale variance is due to an increase in volume as a result of increased generation resulting in more energy available for resale sales in early 2005.

Gross operating revenues, fuel and purchased power expenses, and other regulatory charges (credits)

Gross operating revenues decreased primarily due to the net revenue items mentioned above.

Fuel and purchased power expenses decreased primarily due to a decrease in electricity generated and power purchased as a result of Hurricane Katrina, partially offset by an increase in the market prices of purchased power and natural gas.

Other regulatory charges (credits) have no material effect on net income due to recovery and/or refund of such expenses. Other regulatory credits decreased primarily due to the deferral in 2004 of voluntary severance plan and fossil plant maintenance expenses in accordance with a stipulation approved by the City Council in August 2004. The stipulation allows for the recovery of these costs through amortization of a regulatory asset. The voluntary severance plan and fossil plant maintenance expenses are being amortized over a five-year period that became effective January 2004 and January 2003, respectively.

2004 Compared to 2003

Net revenue, which is Entergy New Orleans' measure of gross margin, consists of operating revenues net of: 1) fuel, fuel-related, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits). Following is an analysis of the change in net revenue comparing 2004 to 2003.
Amount
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

The 2004 deferrals variance is due to a stipulation approved by the City Council in August 2004, discussed above.

The price applied to unbilled electric sales variance is due to an increase in the fuel price applied to unbilled sales. See "Critical Accounting Estimates" below and Note 1 to the domestic utility companies and System Energy financial statements for further discussion of the accounting for unbilled revenues.

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

Other regulatory credits have no material effect on net income due to recovery of such expenses. Other regulatory credits increased primarily due to a stipulation approved by the City Council in August 2004, as discussed above.

Other Income Statement Variances

2005 Compared to 2004

Other operation and maintenance expenses decreased primarily due to the following:

  a decrease of $11.6 million due to a shift in labor and material costs from normal maintenance work to storm restoration work as a result of Hurricane Katrina;
  a decrease of $7.9 million in contract and material costs for a fossil plant as a result of prior year maintenance outages; and
  a decrease of $1.6 million in payroll costs.

Depreciation and amortization expenses increased due to an adjustment in 2005 in the estimated salvage values included in the depreciation calculation of certain depreciable assets.

Other income decreased primarily due to a decrease in the investment in the customer service system in accordance with a formula rate plan settlement partially offset by an increase in the allowance for equity funds used during construction as a result of an increase in construction work in progress due to Hurricane Katrina.

Interest on long-term debt decreased primarily due to the cessation of interest accruals as a result of the bankruptcy filing in addition to lower interest recorded prior to the bankruptcy filing as a result of the refinancing of long-term debt in 2004.

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

Income Taxes

The effective income tax rates for 2005, 2004, and 2003 were 58.9%, 37.5%, and 42.8%, respectively. See Note 3 to the domestic utility companies and System Energy financial statements for a reconciliation of the federal statutory rate of 35% to the effective income tax rate. Tax reserves not expected to reverse within the next year are reflected as non-current taxes accrued on the balance sheet.

Preferred Dividends

As a result of Entergy New Orleans' bankruptcy filing, no preferred dividends were declared during the third and fourth quarters of 2005.

Entergy New Orleans has 77,798 shares of $100 par value, 4-3/4% series preferred stock ("4-3/4% Preferred") issued and outstanding.  The 4-3/4% Preferred is non-voting, limited and preferred as to dividends, has a preference in liquidation over the common stock equal to its par value ($100), has redemption rights equal to 105% of its issue price and is not convertible into any other class of stock. The 4-3/4% Preferred is entitled to a quarterly dividend to be paid on the first day of January, April, July, and October.  Due to its bankruptcy, Entergy New Orleans did not pay the preferred stock dividends due October 1, 2005 or January 1, 2006.  If dividends with respect to the 4-3/4% Preferred are not paid by July 1, 2006, the holders of these shares will have the right to elect a majority of the Entergy New Orleans board of directors.  If the 4-3/4% Preferred obtain the right to elect a majority of the Entergy New Orleans board of directors, Entergy New Orleans will no longer be a member of the Entergy Consolidated Tax Return Group.  If Entergy New Orleans is not a member of the Entergy Consolidated Tax Return Group, Entergy New Orleans is not entitled to benefits under the Entergy Income Tax Allocation Agreement.

Liquidity and Capital Resources

Debtor-in-Possession Credit Agreement

On September 26, 2005, Entergy New Orleans, as borrower, and Entergy Corporation, as lender, entered into the Debtor-in-Possession (DIP) credit agreement, a debtor-in-possession credit facility to provide funding to Entergy New Orleans during its business restoration efforts. On December 9, 2005, the bankruptcy court issued its final order approving the DIP Credit Agreement. The indenture trustee of Entergy New Orleans' first mortgage bonds appealed the final order, and that appeal is pending. Subsequent to the indenture trustee filing its notice of appeal, Entergy New Orleans, Entergy Corporation, and the indenture trustee filed with the bankruptcy court a motion to approve a settlement among the parties. The settlement would result in the dismissal of the indenture trustee's appeal. The settlement is set for hearing in the bankruptcy court on March 22, 2006.

The credit facility provides for up to $200 million in loans. These funds were requested to enable Entergy New Orleans to meet its liquidity needs, including employee wages and benefits and payments under power purchase and gas supply agreements, and to continue its efforts to repair and restore the facilities needed to serve its electric and gas customers. The facility provides the ability for Entergy New Orleans to request funding from Entergy Corporation, but the decision to lend money is at the sole discretion of Entergy Corporation. As of December 31, 2005, Entergy New Orleans had $90 million of outstanding borrowings under the DIP credit agreement. Management currently expects the bankruptcy court-authorized funding level to be sufficient to fund Entergy New Orleans' expected level of operations through 2006.

Borrowings under the DIP credit agreement are due in full, and the agreement will terminate, at the earliest of (i) August 23, 2006, or such later date as Entergy Corporation shall agree to in its sole discretion, (ii) the acceleration of the loans and the termination of the DIP credit agreement in accordance with its terms, (iii) the date of the closing of a sale of all or substantially all of Entergy New Orleans' assets pursuant to section 363 of the United States Bankruptcy Code or a confirmed plan of reorganization, or (iv) the effective date of a plan of reorganization in Entergy New Orleans' bankruptcy case.

As security for Entergy Corporation as the lender, the terms of the December 9, 2005 bankruptcy court order provide that all borrowings by Entergy New Orleans under the DIP Credit Agreement are: (i) entitled to superpriority administrative claim status pursuant to section 364(c)(1) of the Bankruptcy Code; (ii) secured by a perfected first priority lien on all property of Entergy New Orleans pursuant to sections 364(c)(2) and 364(d) of the Bankruptcy Code, except on any property of Entergy New Orleans subject to valid, perfected, and non-avoidable liens of the lender on Entergy New Orleans' $15 million credit facility; and (iii) secured by a perfected junior lien pursuant to section 364(c)(3) of the Bankruptcy Code on all property of Entergy New Orleans subject to valid, perfected, and non-avoidable liens in favor of the lender on Entergy New Orleans' $15 million credit facility that existed as of the date Entergy New Orleans filed its bankruptcy petition.

The lien granted by the bankruptcy court under sections 364(c)(2) and 364(d) primes the liens that secure Entergy New Orleans' obligations under its mortgage bond indenture that existed as of the date Entergy New Orleans filed its bankruptcy petition. To secure Entergy New Orleans' obligations under its mortgage bond indenture, the bankruptcy court's December 9, 2005 order grants in favor of the bond trustee, for the benefit of itself and the bondholders, a lien on all Entergy New Orleans property that secures its obligations under the DIP Credit Agreement. The lien in favor of the bond trustee is senior to all other liens except for the liens in favor of the lender on Entergy New Orleans' $15 million credit facility and Entergy Corporation.

The interest rate on borrowings under the DIP credit agreement will be the average interest rate of borrowings outstanding under Entergy Corporation's $2 billion revolving credit facility, which was approximately 4.7% per annum at December 31, 2005.

Events of default under the DIP credit agreement include: failure to make payment of any installment of principal or interest when due and payable; the occurrence of a change of control of Entergy New Orleans; failure by either Entergy New Orleans or Entergy Corporation to receive other necessary governmental approvals and consents; the occurrence of an event having a materially adverse effect on Entergy New Orleans or its prospects; and customary bankruptcy-related defaults, including, without limitation, appointment of a trustee, "responsible person," or examiner with expanded powers, conversion of Entergy New Orleans' chapter 11 case to a case under chapter 7 of the Bankruptcy Code, and the interim or final orders approving the DIP Credit Agreement being stayed or modified or ceasing to be in full force and effect.

Cash Flow

Cash flows for the years ended December 31, 2005, 2004, and 2003 were as follows:

	2005	2004	2003
	(In Thousands)

Cash and cash equivalents at beginning of period	$7,954	$4,669	$66,247

Cash flow provided by (used in):
Operating activities	(41,152)	63,207	5,477
Investing activities	(52,998)	(48,910)	(63,089)
Financing activities	134,252	(11,012)	(3,966)
Net increase (decrease) in cash and cash equivalents	40,102	3,285	(61,578)

Cash and cash equivalents at end of period	$48,056	$7,954	$4,669

Operating Activities

Entergy New Orleans operating activities used $41.2 million in 2005 compared to providing $63.2 million in 2004 primarily due to the effects of Hurricane Katrina including lower net income, storm restoration spending, decreased recovery of deferred fuel costs, and decreased collection of receivables in addition to a pension fund contribution of $12 million made in April 2005, partially offset by an increase of $12.3 million in income tax refunds in 2005.

Cash flow from operations increased $57.7 million in 2004 primarily due to increased net income and the timing of collections of receivables.

In 2003, the domestic utility companies and System Energy filed, with the IRS a change in tax accounting method notification for their respective calculations of cost of goods sold.  The adjustment implemented a simplified method of allocation of overhead to the production of electricity, which is provided under the IRS capitalization regulations.  The cumulative adjustment placing these companies on the new methodology resulted in a $1.13 billion deduction for Entergy Arkansas, a $641 million deduction for Entergy Gulf States, a $474 million deduction for Entergy Louisiana, a $111 million deduction for Entergy Mississippi, a $32 million deduction for Entergy New Orleans, and a $440 million deduction for System Energy on Entergy's 2003 income tax return.  Entergy's current estimates of the utilization through 2005 indicate that Entergy Arkansas realized $115 million, Entergy Gulf States realized $46 million, Entergy Louisiana realized $64 million, Entergy Mississippi realized $2 million, and System Energy realized $138 million in cash tax benefit from the method change.  The Internal Revenue Service issued new proposed regulations, effective in 2005, which disallow a portion of Entergy's method.  Approximately $776 million of tax deductions have to be reversed and will be recognized in taxable income equally over two years, 2005 and 2006.  Entergy Arkansas' share of this reversal is $270 million, Entergy Gulf States' share is $148 million, Entergy Louisiana's share is $145 million, Entergy Mississippi's share is $124 million, Entergy New Orleans' share is $27 million, and System Energy's share is $62 million.  In 2005, the domestic utility companies and System Energy filed a notice with the IRS of a new tax accounting method for their respective calculations of cost of goods sold.  It is anticipated that this new method will offset a significant portion of the previously stated adjustment to taxable income.  As Entergy is in a consolidated net operating loss position, the adjustment required by the new regulations has the effect of reducing the consolidated net operating loss and does not require a payment to the IRS at this time.  However, to the extent the individual companies making this election do not have other deductions or other sufficient net operating losses, they will have to pay back their benefits received to other Entergy companies under the Entergy Tax Allocation Agreement.  At this time, it is estimated that Entergy Mississippi would owe $1 million, and System Energy would owe $9 million.  The new tax accounting method is also subject to IRS scrutiny.  Should the IRS fully deny the use of Entergy's tax accounting method for cost of goods sold, the companies would have to pay back all of the benefits received.

Investing Activities

Net cash used in investing activities increased $4.1 million in 2005 primarily due to increased capital expenditures related to distribution projects as a result of Hurricane Katrina. Capital expenditures made during 2005 as a result of Hurricane Katrina were $26.5 million.

Net cash used in investing activities decreased $14.2 million in 2004 primarily due to capital expenditures related to a turbine inspection project at a fossil plant in 2003 and decreased customer service spending.

Financing Activities

Financing activities provided $134.3 million of cash in 2005 compared to using $11.0 million of cash in 2004 due to the borrowing of $90 million under the DIP credit agreement in addition to money pool activity and a $15 million borrowing under a 364-day credit facility.

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

Capital Structure

Entergy New Orleans' capitalization is shown in the following table. The increase in the debt to capital percentage as of December 31, 2005 is primarily the result of increased debt outstanding due to additional borrowings on the DIP credit facility and 364-day credit facility.

	December 31, 2005	December 31, 2004

Net debt to net capital	62.8%	56.0%
Effect of subtracting cash from debt	3.6%	0.9%
Debt to capital	66.4%	56.9%

Net debt consists of debt less cash and cash equivalents. Debt consists of notes payable, the DIP credit facility, and long-term debt, including the currently maturing portion. Capital consists of debt and shareholders' equity. Net capital consists of capital less cash and cash equivalents. Entergy New Orleans uses the net debt to net capital ratio in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy New Orleans' financial condition.

Uses of Capital

Entergy New Orleans requires capital resources for:

  construction and other capital investments;
  working capital purposes, including the financing of fuel and purchased power costs; and
  dividend payments.

Following are the amounts of Entergy New Orleans' planned construction and other capital investments and existing debt obligations:

	2006	2007-2008	2009-2010	After 2010	Total
	(In Millions)
Planned construction and
capital investment (1)	$21	$72	N/A	N/A	$93
Long-term debt	$-	$30	$30	$170	$230
Operating leases	$2	$2	$1	$-	$5
Purchase obligations (2)	$209	$337	$284	$1,217	$2,047

(1)

Consists almost entirely of maintenance capital, which is planned spending on routine capital projects that are necessary to support reliability of service, equipment or systems and to support normal customer growth.

(2)

Purchase obligations represent the minimum purchase obligation or cancellation charge for contractual obligations to purchase goods or services. For Entergy New Orleans, almost all of the total consists of unconditional fuel and purchased power obligations, including its obligations under the Unit Power Sales Agreement, which is discussed in Note 8 to the domestic utility companies and System Energy financial statements.

In addition to the planned spending in the table above, Entergy New Orleans also expects to make $46 million of payments in 2006 related to Hurricane Katrina restoration work.

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

At the September 27, 2005 City Council meeting, the City Council adopted a number of emergency measures proposed by Entergy New Orleans to address the effects of Hurricane Katrina on Entergy New Orleans' operations and load. These included the approval of the temporary sale by Entergy New Orleans of the output related to certain purchased power agreements to Entergy Gulf States and Entergy Louisiana, as well as the temporary sale into the wholesale market of Entergy New Orleans' share of the output of Grand Gulf. The City Council also granted Entergy New Orleans' request to suspend temporarily the generation performance-based recovery plan effective with the September 2005 operations month. In addition, the City Council authorized Entergy New Orleans to unwind certain financial gas hedging transactions that had been executed for the 2005-2006 winter heating season to reflect Entergy New Orleans' reduced gas resale customer load as a consequence of Hurricane Katrina. The proceeds of the unwinding, or early settlement, of these gas hedging transactions were used for storm restoration efforts and accounted for as credits to various resale gas customer obligations owed to Entergy New Orleans.

Sources of Capital

Entergy New Orleans' sources to meet its capital requirements include:

  internally generated funds;
  cash on hand; and
  the DIP credit facility.

Entergy New Orleans issued $30 million of First Mortgage Bond in 2005 as follows:

Issue Date	Description	Maturity	Amount
			(In Thousands)

June 2005	4.98% Series	July 2010	$30,000

Proceeds from the issuance in June 2005 were used to retire the following First Mortgage Bond:
Retirement Date	Description	Maturity	Amount
			(In Thousands)

July 2005	8.125% Series	July 2005	$30,000

In July 2005, Entergy Louisiana and Entergy New Orleans renewed their 364-day credit facilities with the same lender through May 2006. Entergy New Orleans increased the amount of its credit facility to $15 million, the same amount as Entergy Louisiana's facility. The combined amount of outstanding borrowings on the two facilities by the two companies cannot exceed $15 million. Entergy New Orleans has outstanding borrowings on this credit facility of $15 million at December 31, 2005. Entergy New Orleans granted the lender a security interest in its customer accounts receivables to secure its borrowings under this facility. Currently the lender has put a hold on a bank account in which Entergy New Orleans has $15 million deposited.

Entergy New Orleans' receivables from or (payables to) the money pool were as follows as of December 31 for each of the following years:
2005	2004	2003	2002
(In Thousands)

($35,558)	$1,413	$1,783	$3,500

See Note 4 to the domestic utility companies and System Energy financial statements for a description of the money pool. Entergy New Orleans remains a participant in the money pool, but Entergy New Orleans has not made, and does not expect to make, any additional borrowings from the pool while it is in bankruptcy proceedings. The money pool borrowings as of December 31, 2005 are classified as a pre-petition obligation subject to compromise on Entergy New Orleans' balance sheet.

Significant Factors and Known Trends

State and Local Rate Regulation

The rates that Entergy New Orleans charges for electricity and natural gas significantly influence its financial position, results of operations, and liquidity. Entergy New Orleans is closely regulated and the rates charged to its customers are determined in regulatory proceedings. A governmental agency, the City Council, is primarily responsible for approval of the rates charged to customers.

In April 2005, Entergy New Orleans made its annual scheduled formula rate plan filings with the City Council.  The filings showed that a decrease of $0.2 million in electric revenues was warranted and an increase of $3.9 million in gas revenues was warranted. In addition, in May 2005, Entergy New Orleans filed with the City Council a request for continuation of the formula rate plan and generation performance-based rate plan (G-PBR) for an additional three years. In August 2005, Entergy New Orleans, the City Council advisors, and the intervenors entered into an agreement in principle which provided, among other things, for a reduction in Entergy New Orleans' electric base rates of $2.5 million and no change in Entergy New Orleans' gas base rates. The agreement provided for the continuation of the electric and gas formula rate plans for two more annual cycles, effective September 1, 2005, with a target equity ratio of 45% as well as a mid-point return on equity of 10.75%. The ROE band-width is 100 basis points from the mid-point for electric operations. The ROE band-width is zero basis points for the 2005 evaluation period and 50 basis points from the mid-point for gas operations. The agreement in principle also includes the continuation and modification of the G-PBR by separating the operation of the G-PBR from the formula rate plan so that the core business' electric rates are not set on a prospective basis by reference to G-PBR earnings. The agreement in principle provides for a $4.5 million cap on Entergy New Orleans' share of G-PBR savings. The G-PBR plan, however, has been temporarily suspended due to impacts from Hurricane Katrina. Entergy New Orleans will notify the City Council's advisors and the City Council at such time as it is reasonable to resume the operation of the G-PBR. In September 2005, the City Council approved the agreement in principle effective as of September 1, 2005.

In April 1999, a group of ratepayers filed a complaint against Entergy New Orleans, Entergy Corporation, Entergy Services, and Entergy Power in state court in Orleans Parish purportedly on behalf of all Entergy New Orleans ratepayers. The plaintiffs seek treble damages for alleged injuries arising from the defendants' alleged violations of Louisiana's antitrust laws in connection with certain costs passed on to ratepayers in Entergy New Orleans' fuel adjustment filings with the City Council. In particular, plaintiffs allege that Entergy New Orleans improperly included certain costs in the calculation of fuel charges and that Entergy New Orleans imprudently purchased high-cost fuel from other Entergy affiliates. Plaintiffs allege that Entergy New Orleans and the other defendant Entergy companies conspired to make these purchases to the detriment of Entergy New Orleans' ratepayers and to the benefit of Entergy's shareholders, in violation of Louisiana's antitrust laws. Plaintiffs also seek to recover interest and attorneys' fees. Entergy filed exceptions to the plaintiffs' allegations, asserting, among other things, that jurisdiction over these issues rests with the City Council and FERC. In March 2004, the plaintiffs supplemented and amended their petition. If necessary, at the appropriate time, Entergy will also raise its defenses to the antitrust claims. The suit in state court has been stayed by stipulation of the parties pending review of the decision by the City Council in the proceeding discussed in the next paragraph.

Plaintiffs also filed a corresponding complaint with the City Council in order to initiate a review by the City Council of the plaintiffs' allegations and to force restitution to ratepayers of all costs they allege were improperly and imprudently included in the fuel adjustment filings. Testimony was filed on behalf of the plaintiffs in this proceeding asserting, among other things, that Entergy New Orleans and other defendants have engaged in fuel procurement and power purchasing practices and included costs in Entergy New Orleans' fuel adjustment that could have resulted in Entergy New Orleans customers being overcharged by more than $100 million over a period of years. Hearings were held in February and March 2002. In February 2004, the City Council approved a resolution that resulted in a refund to customers of $11.3 million, including interest, during the months of June through September 2004. The resolution concludes, among other things, that the record does not support an allegation that Entergy New Orleans' actions or inactions, either alone or in concert with Entergy or any of its affiliates, constituted a misrepresentation or a suppression of the truth made in order to obtain an unjust advantage of Entergy New Orleans, or to cause loss, inconvenience or harm to its ratepayers. Management believes that it has adequately provided for the liability associated with this proceeding. The plaintiffs appealed the City Council resolution to the state courts. On May 26, 2005, the Civil District Court for the Parish of Orleans affirmed the City Council resolution that resulted in a refund to customers of $11.3 million, including interest, during the months of June through September 2004, finding no support for the plaintiff's claim that the refund amount should be higher. In June 2005, the plaintiffs appealed the Civil District Court decision to the Louisiana Fourth Circuit Court of Appeal. Subsequent to Entergy New Orleans' filing of a bankruptcy petition in the Eastern District of Louisiana, Entergy New Orleans filed a Notice of Stay with the Court of Appeal. The plaintiffs have filed a motion with the Bankruptcy Court requesting that the stay be lifted. The briefing schedule in the Court of Appeal has been continued.

In addition to rate proceedings, Entergy New Orleans' fuel costs recovered from customers are subject to regulatory scrutiny.

Entergy New Orleans' retail and wholesale rate matters and proceedings, including fuel cost recovery- related issues, are discussed more thoroughly in Note 2 to the domestic utility companies and System Energy financial statements.

Federal Regulation

System Agreement Proceedings

See "System Agreement Proceedings" in the "Significant Factors and Known Trends" section of Entergy Corporation and Subsidiaries Management's Discussion and Analysis for discussion of the proceeding at FERC involving the System Agreement and of other related proceedings.

Transmission

See "Independent Coordinator of Transmission" in the "Significant Factors and Known Trends" section of Entergy Corporation and Subsidiaries Management's Discussion and Analysis for further discussion.

Available Flowgate Capacity Proceeding

See "Available Flowgate Capacity Proceeding" in the "Significant Factors and Known Trends" section of Entergy Corporation and Subsidiaries Management's Discussion and Analysis for further discussion.

Energy Policy Act of 2005

See "Energy Policy Act of 2005" in the "Significant Factors and Known Trends" section of Entergy Corporation and Subsidiaries Management's Discussion and Analysis for further discussion, including a discussion of the implications of repeal of PUHCA 1935 and ongoing FERC regulation under the Federal Power Act.

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

Qualified Pension and Other Postretirement Benefits

Entergy sponsors qualified defined benefit pension plans which cover substantially all employees. Additionally, Entergy currently provides postretirement health care and life insurance benefits for substantially all employees who reach retirement age while still working for Entergy. Entergy's reported costs of providing these benefits, as described in Note 10 to the domestic utility companies and System Energy financial statements, are impacted by numerous factors including the provisions of the plans, changing employee demographics, and various actuarial calculations, assumptions, and accounting mechanisms. Because of the complexity of these calculations, the long-term nature of these obligations, and the importance of the assumptions utilized, Entergy's estimate of these costs is a critical accounting estimate.

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

In selecting an assumed discount rate to calculate benefit obligations, Entergy reviews market yields on high-quality corporate debt and matches these rates with Entergy's projected stream of benefit payments. Based on recent market trends, Entergy reduced its discount rate used to calculate benefit obligations from 6.25% in 2003 to 6.00% in 2004 and to 5.90% in 2005. Entergy reviews actual recent cost trends and projected future trends in establishing health care cost trend rates. Based on this review, Entergy increased its health care cost trend rate assumption used in calculating the December 31, 2005 accumulated postretirement benefit obligation to a 12% increase in health care costs in 2006 gradually decreasing each successive year, until it reaches a 4.5% annual increase in health care costs in 2012 and beyond.

In determining its expected long-term rate of return on plan assets, Entergy reviews past long-term performance, asset allocations, and long-term inflation assumptions. Entergy targets an asset allocation for its pension plan assets of roughly 65% equity securities, 31% fixed income securities, and 4% other investments. The target allocation for Entergy's other postretirement benefit assets is 51% equity securities and 49% fixed income securities. Based on recent market trends, Entergy reduced its expected long-term rate of return on plan assets used to calculate benefit obligations from 8.75% for 2003 to 8.5% in both 2004 and 2005. The assumed rate of increase in future compensation levels used to calculate benefit obligations was 3.25% in 2003, 2004, and 2005.

Cost Sensitivity

The following chart reflects the sensitivity of qualified pension cost to changes in certain actuarial assumptions (dollars in thousands):

Actuarial Assumption	Change in Assumption	Impact on 2005 Qualified Pension Cost	Impact on Projected Qualified Benefit Obligation
	Increase/(Decrease)

Discount rate	(0.25%)	$266	$3,120
Rate of return on plan assets	(0.25%)	$100	-
Rate of increase in compensation	0.25%	$127	$799

The following chart reflects the sensitivity of postretirement benefit cost to changes in certain actuarial assumptions (dollars in thousands):

Actuarial Assumption	Change in Assumption	Impact on 2005 Postretirement Benefit Cost	Impact on Accumulated Postretirement Benefit Obligation
	Increase/(Decrease)

Health care cost trend	0.25%	$169	$1,097
Discount rate	(0.25%)	$77	$1,404

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

Additionally, Entergy accounts for the impact of asset performance on pension expense over a twenty-quarter phase-in period through a "market-related" value of assets calculation. Since the market-related value of assets recognizes investment gains or losses over a twenty-quarter period, the future value of assets will be impacted as previously deferred gains or losses are recognized. As a result, the losses that the pension plan assets experienced in 2002 has had and may continue to have an adverse impact on pension cost in future years depending on whether the actuarial losses at each measurement date exceed the 10% corridor in accordance with SFAS 87.

Costs and Funding

Total qualified pension cost for Entergy New Orleans in 2005 was $5.3 million. Entergy New Orleans anticipates 2006 qualified pension cost to be $5.9 million. Entergy New Orleans contributed $14.4 million to its qualified pension plans in 2005. No contributions are planned for 2006.

Entergy New Orleans' qualified pension accumulated benefit obligation at December 31, 2005 and 2004 exceeded plan assets. As a result, Entergy New Orleans was required to recognize an additional minimum liability as prescribed by SFAS 87. At December 31, 2005 Entergy New Orleans increased its additional minimum liability for its qualified pension plans to $24.3 million from $16.9 million at December 31, 2004. Entergy New Orleans decreased its intangible asset for the unrecognized prior service cost to $1 million at December 31, 2005 from $1.7 million at December 31, 2004. Entergy New Orleans increased the regulatory asset to $23.3 million at December 31, 2005 from $15.2 million at December 31, 2004. Net income for 2005, 2004, and 2003 was not impacted.

Total postretirement health care and life insurance benefit costs for Entergy New Orleans in 2005 were $4.5 million, including $1.3 million in savings due to the estimated effect of future Medicare Part D subsidies. Entergy New Orleans expects 2006 postretirement health care and life insurance benefit costs to approximate $5 million, including $1.5 million in savings due to the estimated effect of future Medicare Part D subsidies.

New Accounting Pronouncements

In December 2005, Entergy New Orleans implemented FASB Interpretation 47, "Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143", (FIN 47), effective as of that date, which required the recognition of additional asset retirement obligations other than nuclear decommissioning which are conditional in nature. The obligations recognized upon implementation represent Entergy New Orleans' obligation to remove and dispose of asbestos at many of its non-nuclear generating units if and when those units are retired from commercial service and dismantled. The net effect of implementing FIN 47 for Entergy New Orleans was recorded as a regulatory asset, with no resulting effect on Entergy New Orleans' net income. Entergy New Orleans recorded this regulatory asset because its existing rate mechanisms allow the recovery in rates of the ultimate costs of asbestos removal, either through cost of service or in rate base, from current and future customers. Upon implementation of FIN 47 in December 2005, assets and liabilities increased by $2.4 million as a result of recording the asset retirement obligation at its fair value as determined under FIN 47, increasing utility plant by $0.1 million, increasing accumulated depreciation by $0.1 million, and recording the related regulatory asset of $2.4 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Entergy New Orleans, Inc.:

We have audited the accompanying balance sheets of Entergy New Orleans, Inc. (Debtor-in-Possession) (the "Company") as of December 31, 2005 and 2004, and the related statements of income, retained earnings, and cash flows (pages 280 through 284 and applicable items in pages 302 through 376) for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Entergy New Orleans, Inc. (Debtor-in-Possession) as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 14 to the respective financial statements, the Company has filed for reorganization under Chapter 11 of the Federal Bankruptcy Code. The accompanying financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such financial statements do not purport to show (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to prepetition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (c) as to shareholder accounts, the effect of any changes that may be made in the capitalization of the Company; or (d) as to operations the effect of any changes that may be made in its business.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As further discussed in Note 14 to the respective financial statements, the Company's filing for reorganization under Chapter 11 raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 14. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2006 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

DELOITTE & TOUCHE LLP

New Orleans, Louisiana
March 9, 2006

ENTERGY NEW ORLEANS, INC.
(DEBTOR-IN-POSSESSION)
INCOME STATEMENTS

	For the Years Ended December 31,
	2005	2004	2003
	(In Thousands)

OPERATING REVENUES
Domestic electric	$536,016	$588,457	$527,660
Natural gas	137,310	147,411	126,356
TOTAL	673,326	735,868	654,016

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	217,365	245,301	214,735
Purchased power	273,576	256,190	231,787
Other operation and maintenance	89,130	107,874	108,217
Taxes other than income taxes	41,538	43,577	42,198
Depreciation and amortization	33,975	29,657	30,004
Reorganization items	1,489	-	-
Other regulatory charges (credits) - net	3,181	(4,670)	(843)
TOTAL	660,254	677,929	626,098

OPERATING INCOME	13,072	57,939	27,918

OTHER INCOME
Allowance for equity funds used during construction	3,229	1,378	2,085
Interest and dividend income	1,795	720	825
Miscellaneous - net	(4,110)	270	(1,453)
TOTAL	914	2,368	1,457

INTEREST AND OTHER CHARGES
Interest on long-term debt	10,153	15,357	17,436
Other interest - net	3,402	1,253	350
Allowance for borrowed funds used during construction	(2,609)	(1,243)	(2,145)
TOTAL	10,946	15,367	15,641

INCOME BEFORE INCOME TAXES	3,040	44,940	13,734

Income taxes	1,790	16,868	5,875

NET INCOME	1,250	28,072	7,859

Preferred dividend requirements and other	482	965	965

EARNINGS APPLICABLE TO
COMMON STOCK	$768	$27,107	$6,894

See Notes to Respective Financial Statements.

ENTERGY NEW ORLEANS, INC.
(DEBTOR-IN-POSSESSION)
STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2005	2004	2003
	(In Thousands)
OPERATING ACTIVITIES
Net income	$1,250	$28,072	$7,859
Adjustments to reconcile net income to net cash flow provided by (used in) operating activities:
Other regulatory charges (credits) - net	3,181	(4,670)	(843)
Depreciation and amortization	33,975	29,657	30,004
Deferred income taxes and investment tax credits	156,154	39,782	15,401
Changes in working capital:
Receivables	(17,902)	8,792	(43,025)
Fuel inventory	(3,867)	1,399	(2,296)
Accounts payable	36,897	(3,014)	17,817
Taxes accrued	(72,073)	(13,056)	1,372
Interest accrued	(2,089)	(1,455)	(276)
Deferred fuel costs	(28,034)	(5,279)	(12,162)
Other working capital accounts	(6,568)	2,121	(7,553)
Provision for estimated losses and reserves	(1,632)	(1,305)	(1,634)
Changes in pension liability	(1,151)	6,260	11,986
Changes in other regulatory assets	(59,707)	(5,380)	(9,473)
Other	(79,586)	(18,717)	(1,700)
Net cash flow provided by (used in) operating activities	(41,152)	63,207	5,477

INVESTING ACTIVITIES
Construction expenditures	(57,640)	(51,264)	(66,285)
Allowance for equity funds used during construction	3,229	1,378	2,085
Change in money pool receivable - net	1,413	370	1,717
Changes in other temporary investments - net	-	606	(606)
Net cash flow used in investing activities	(52,998)	(48,910)	(63,089)

FINANCING ACTIVITIES
Borrowings on DIP credit facility	90,000	-	-
Proceeds from the issuance of long-term debt	29,783	72,640	-
Retirement of long-term debt	(30,065)	(77,487)	-
Change in money pool payable - net	35,558	-	-
Changes in short-term borrowings	15,000	-	-
Dividends paid:
Common stock	(5,300)	(5,200)	(3,001)
Preferred stock	(724)	(965)	(965)
Net cash flow provided by (used in) financing activities	134,252	(11,012)	(3,966)

Net increase (decrease) in cash and cash equivalents	40,102	3,285	(61,578)

Cash and cash equivalents at beginning of period	7,954	4,669	66,247

Cash and cash equivalents at end of period	$48,056	$7,954	$4,669

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period for:
Interest - net of amount capitalized	$20,066	$16,172	$17,427
Income taxes	($18,000)	($5,736)	($13,530)

See Notes to Respective Financial Statements.

ENTERGY NEW ORLEANS, INC.
(DEBTOR-IN-POSSESSION)
BALANCE SHEETS
ASSETS

	December 31,
	2005	2004
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$48,056	$2,998
Temporary cash investments - at cost,
which approximates market	-	4,956
Total cash and cash equivalents	48,056	7,954
Accounts receivable:
Customer	82,052	47,356
Allowance for doubtful accounts	(25,422)	(3,492)
Associated companies	17,895	12,223
Other	6,530	7,329
Accrued unbilled revenues	23,698	24,848
Total accounts receivable	104,753	88,264
Deferred fuel	30,593	2,559
Fuel inventory - at average cost	8,048	4,181
Materials and supplies - at average cost	8,961	9,150
Prepayments and other	61,581	3,467
TOTAL	261,992	115,575

OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity	3,259	3,259
Non-utility property at cost (less accumulated depreciation)	1,107	-
	4,366	3,259

UTILITY PLANT
Electric	691,045	699,072
Natural gas	189,207	183,728
Construction work in progress	202,353	33,273
TOTAL UTILITY PLANT	1,082,605	916,073
Less - accumulated depreciation and amortization	428,053	435,519
UTILITY PLANT - NET	654,552	480,554

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets	166,133	40,354
Long term receivables	1,812	2,492
Other	31,266	20,540
TOTAL	199,211	63,386

TOTAL ASSETS	$1,120,121	$662,774

See Notes to Respective Financial Statements.

ENTERGY NEW ORLEANS, INC.
(DEBTOR-IN-POSSESSION)
BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY

	December 31,
	2005	2004
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$ -	$30,000
DIP credit facility	90,000	-
Notes payable	15,000	-
Accounts payable:
Associated companies	55,923	30,563
Other	228,496	44,149
Customer deposits	16,930	17,187
Taxes accrued	-	2,592
Accumulated deferred income taxes	1,898	1,906
Interest accrued	1,195	4,757
Energy Efficiency Program provision	-	6,611
Other	2,018	3,477
TOTAL CURRENT LIABILITIES NOT SUBJECT TO COMPROMISE	411,460	141,242

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	127,680	47,062
Accumulated deferred investment tax credits	3,570	3,997
SFAS 109 regulatory liability - net	52,229	46,406
Other regulatory liabilities	591	-
Retirement cost liability	2,421	-
Accumulated provisions	2,119	9,323
Pension liability	35,694	36,845
Long-term debt	-	199,902
Other	5,730	3,755
TOTAL NON-CURRENT LIABILITIES NOT SUBJECT TO COMPROMISE	230,034	347,290

LIABILITIES SUBJECT TO COMPROMISE	308,917	-

TOTAL LIABILITIES	950,411	488,532

Commitments and Contingencies

SHAREHOLDERS' EQUITY
Preferred stock without sinking fund	19,780	19,780
Common stock, $4 par value, authorized 10,000,000
shares; issued and outstanding 8,435,900 shares in 2005
and 2004	33,744	33,744
Paid-in capital	36,294	36,294
Retained earnings	79,892	84,424
TOTAL	169,710	174,242

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,120,121	$662,774

See Notes to Respective Financial Statements.

ENTERGY NEW ORLEANS, INC.
(DEBTOR-IN-POSSESSION)
STATEMENTS OF RETAINED EARNINGS

	For the Years Ended December 31,
	2005	2004	2003
	(In Thousands)

Retained Earnings, January 1	$84,424	$62,517	$58,624

Add:
Net income	1,250	28,072	7,859

Deduct:
Dividends declared:
Preferred stock	482	965	965
Common stock	5,300	5,200	3,001
Total	5,782	6,165	3,966

Retained Earnings, December 31	$79,892	$84,424	$62,517

See Notes to Respective Financial Statements.

ENTERGY NEW ORLEANS, INC.
(DEBTOR-IN-POSSESSION)
SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON

	2005	2004	2003	2002	2001
	(In Thousands)

Operating revenues	$673,326	$735,868	$654,016	$507,874	$630,850
Net Income (loss)	$1,250	$28,072	$7,859	($230)	($2,195)
Total assets	$1,120,121	$662,774	$629,627	$584,705	$566,037
Long-term obligations (1)	$229,859	$199,902	$229,217	$229,191	$299,097

(1) Includes long-term debt (excluding currently maturing debt). As a result of Entergy New Orleans' bankruptcy filing, long-term obligations are classified as pre-petion liablities subject to compromise on the Balance Sheet as of December 31, 2005.

	2005	2004	2003	2002	2001
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$150	$184	$178	$170	$190
Commercial	145	171	162	154	186
Industrial	32	34	27	25	32
Governmental	59	70	68	66	81
Total retail	386	459	435	415	489
Sales for resale:
Associated companies	117	118	85	7	10
Non-associated companies	21	2	2	2	3
Other	12	9	6	1	1
Total	$536	$588	$528	$425	$503
Billed Electric Energy Sales (GWh):
Residential	1,616	2,139	2,133	2,158	1,981
Commercial	1,798	2,316	2,262	2,255	2,185
Industrial	498	575	413	409	414
Governmental	800	1,025	1,036	1,053	1,017
Total retail	4,712	6,055	5,844	5,875	5,597
Sales for resale:
Associated companies	1,705	1,514	1,312	144	115
Non-associated companies	336	25	28	32	59
Total	6,753	7,594	7,184	6,051	5,771

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

Results of Operations

Net Income

2005 Compared to 2004

Net income increased $5.7 million primarily due to higher interest income earned on temporary cash and money pool investments.

2004 Compared to 2003

Net income remained relatively unchanged, decreasing $0.06 million in 2004.

Income Taxes

The effective income tax rates for 2005, 2004, and 2003 were 38.3%, 42.4%, and 41.7%, respectively. See Note 3 to the domestic utility companies and System Energy financial statements for a reconciliation of the federal statutory rate of 35.0% to the effective income tax rate. Tax reserves not expected to reverse within the next year are reflected as non-current taxes accrued on the balance sheet.

Liquidity and Capital Resources

Cash Flow

Cash flows for the years ended December 31, 2005, 2004, and 2003 were as follows:

	2005	2004	2003
	(In Thousands)

Cash and cash equivalents at beginning of period	$216,355	$52,536	$113,159

Cash flow provided by (used in):
Operating activities	274,239	375,456	112,865
Investing activities	(273,500)	(87,581)	(57,113)
Financing activities	(141,390)	(124,056)	(116,375)
Net increase (decrease) in cash and cash equivalents	(140,651)	163,819	(60,623)

Cash and cash equivalents at end of period	$75,704	$216,355	$52,536

Operating Activities

Cash flow from operations decreased by $101.2 million in 2005 primarily due to income tax payments of $29.9 million in 2005 compared to income tax refunds of $70.6 million in 2004.

Cash flow from operations increased by $262.6 million in 2004 primarily due to income tax refunds of $70.6 million in 2004 compared to income tax payments of $230.9 million in 2003.

In 2003, the domestic utility companies and System Energy filed, with the IRS a change in tax accounting method notification for their respective calculations of cost of goods sold.  The adjustment implemented a simplified method of allocation of overhead to the production of electricity, which is provided under the IRS capitalization regulations.  The cumulative adjustment placing these companies on the new methodology resulted in a $1.13 billion deduction for Entergy Arkansas, a $641 million deduction for Entergy Gulf States, a $474 million deduction for Entergy Louisiana, a $111 million deduction for Entergy Mississippi, a $32 million deduction for Entergy New Orleans, and a $440 million deduction for System Energy on Entergy's 2003 income tax return.  Entergy's current estimates of the utilization through 2005 indicate that Entergy Arkansas realized $115 million, Entergy Gulf States realized $46 million, Entergy Louisiana realized $64 million, Entergy Mississippi realized $2 million, and System Energy realized $138 million in cash tax benefit from the method change.  The Internal Revenue Service issued new proposed regulations, effective in 2005, which disallow a portion of Entergy's method.  Approximately $776 million of tax deductions have to be reversed and will be recognized in taxable income equally over two years, 2005 and 2006.  Entergy Arkansas' share of this reversal is $270 million, Entergy Gulf States' share is $148 million, Entergy Louisiana's share is $145 million, Entergy Mississippi's share is $124 million, Entergy New Orleans' share is $27 million, and System Energy's share is $62 million.  In 2005, the domestic utility companies and System Energy filed a notice with the IRS of a new tax accounting method for their respective calculations of cost of goods sold.  It is anticipated that this new method will offset a significant portion of the previously stated adjustment to taxable income.  As Entergy is in a consolidated net operating loss position, the adjustment required by the new regulations has the effect of reducing the consolidated net operating loss and does not require a payment to the IRS at this time.  However, to the extent the individual companies making this election do not have other deductions or other sufficient net operating losses, they will have to pay back their benefits received to other Entergy companies under the Entergy Tax Allocation Agreement.  At this time, it is estimated that Entergy Mississippi would owe $1 million, and System Energy would owe $9 million.  The new tax accounting method is also subject to IRS scrutiny.  Should the IRS fully deny the use of Entergy's tax accounting method for cost of goods sold, the companies would have to pay back all of the benefits received.

Investing Activities

The increase of $185.9 million in net cash used in investing activities in 2005 was primarily due to money pool activity. Also contributing to the increase was an increase of $5.2 million in construction expenditures primarily resulting from capital spending on dry fuel storage partially offset by the reclassification of inventory items to capital in 2004.

Net cash used for investing activities increased by $30.5 million primarily due to money pool activity and an increase in construction expenditures caused by a reclassification of inventory items to capital, partially offset by the maturity of $6.5 million of other temporary investments that had been made in 2003, which provided cash in 2004.

Financing Activities

The increase of $17.3 million in net cash used in financing activities in 2005 was primarily due to an increase of $22.4 million in the January 2005 principal payment made on the Grand Gulf sale-leaseback compared to the January 2004 principal payment and an increase of $8 million in common stock dividends paid. The increase was partially offset by the retirement of $7.6 million of long-term debt in 2004 and $5.5 million in costs related to System Energy refunding bonds associated with its Grand Gulf Lease Obligation in May 2004.

The increase of $7.7 million in net cash used in financing activities in 2004 was primarily due to $5.5 million in costs related to System Energy refunding bonds associated with its Grand Gulf Lease Obligation in May 2004 and the retirement of $7.6 million of long-term debt 2004. The increase was partially offset by a decrease of $5.0 million in the January 2004 principal payment made on the Grand Gulf sale-leaseback compared to the January 2003 principal payment.

See Note 5 to the domestic utility companies and System Energy financial statements for details of long-term debt.

Capital Structure

System Energy's capitalization is balanced between equity and debt, as shown in the following table.

	December 31, 2005	December 31, 2004

Net debt to net capital	49.0%	44.7%
Effect of subtracting cash from debt	2.1%	6.5%
Debt to capital	51.1%	51.2%

Net debt consists of debt less cash and cash equivalents. Debt consists of capital lease obligations and long-term debt, including the currently maturing portion. Capital consists of debt and common shareholders' equity. Net capital consists of capital less cash and cash equivalents. System Energy uses the net debt to net capital ratio in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating System Energy's financial condition.

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

Following are the amounts of System Energy's planned construction and other capital investments, existing debt and lease obligations, and other purchase obligations:

	2006	2007-2008	2009-2010	After 2010	Total
	(In Millions)
Planned construction and
capital investment	$14	$66	N/A	N/A	$80
Long-term debt	$23	$120	$70	$630	$843
Nuclear fuel lease obligations (1)	$28	$60	N/A	N/A	$88

(1)

It is expected that additional financing under the leases will be arranged as needed to acquire additional fuel, to pay interest, and to pay maturing debt. If such additional financing cannot be arranged, however, the lessee in each case must repurchase sufficient nuclear fuel to allow the lessor to meet its obligations.

System Energy expects to contribute $13 million to pension plans and $1.2 million to other postretirement plans in 2006.

The planned capital investment estimate for System Energy reflects capital required to support the existing business of System Energy. Management provides more information on long-term debt in Note 5 to the domestic utility companies and System Energy financial statements.

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

System Energy had three-year letters of credit in place that were scheduled to expire in March 2003 securing certain of its obligations related to the sale-leaseback of a portion of Grand Gulf. System Energy replaced the letters of credit before their expiration with new three-year letters of credit totaling approximately $198 million that were backed by cash collateral. In December 2003, System Energy replaced the cash-backed letters of credit with syndicated bank letters of credit. In December 2004, System Energy amended these letters of credit and they now expire in May 2009.

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

Prior to February 8, 2006, borrowings and securities issuances by System Energy were limited to amounts authorized by the SEC. Effective with repeal of PUHCA 1935 on that date, the FERC, under the Federal Power Act, has jurisdiction over its securities issuances. System Energy has obtained a short-term borrowing authorization from the FERC under which it may borrow, through March 31, 2008, up to the aggregate amount, at any one time outstanding, of $200 million. See Note 4 to the domestic utility companies and System Energy financial statements for further discussion of System Energy's short-term borrowing limits.

Under a savings provisions in PUHCA 2005 which repealed PUHCA 1935, System Energy can rely, after the repeal, on the long-term securities issuance authority in its SEC PUHCA 1935 orders, unless superceded by FERC authorization.

System Energy's receivables from the money pool were as follows as of December 31 for each of the following years:
2005	2004	2003	2002
(In Thousands)

$277,287	$61,592	$19,064	$7,046

See Note 4 to the domestic utility companies and System Energy financial statements for a description of the money pool.

Significant Factors and Known Trends

Energy Policy Act of 2005

See "Energy Policy Act of 2005" in the "Significant Factors and Known Trends" section of Entergy Corporation and Subsidiaries Management's Discussion and Analysis for further discussion, including a discussion of the implications of repeal of PUHCA 1935 and ongoing FERC regulation under the Federal Power Act.

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

In the third quarter of 2005, System Energy recorded a revision to its estimated decommissioning cost liability in accordance with a new decommissioning cost study for Grand Gulf.  The revised estimate resulted in a $41.4 million reduction in the decommissioning cost liability for Grand Gulf, along with a $39.7 million reduction in utility plant and a $1.7 million reduction in the related regulatory asset.

Qualified Pension and Other Postretirement Benefits

Entergy sponsors qualified defined benefit pension plans which cover substantially all employees. Additionally, Entergy currently provides postretirement health care and life insurance benefits for substantially all employees who reach retirement age while still working for Entergy. Entergy's reported costs of providing these benefits, as described in Note 10 to the domestic utility companies and System Energy financial statements, are impacted by numerous factors including the provisions of the plans, changing employee demographics, and various actuarial calculations, assumptions, and accounting mechanisms. Because of the complexity of these calculations, the long-term nature of these obligations, and the importance of the assumptions utilized, Entergy's estimate of these costs is a critical accounting estimate.

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

In selecting an assumed discount rate to calculate benefit obligations, Entergy reviews market yields on high-quality corporate debt and matches these rates with Entergy's projected stream of benefit payments. Based on recent market trends, Entergy reduced its discount rate used to calculate benefit obligations from 6.25% in 2003 to 6.00% in 2004 and to 5.90% in 2005. Entergy reviews actual recent cost trends and projected future trends in establishing health care cost trend rates. Based on this review, Entergy increased its health care cost trend rate assumption used in calculating the December 31, 2005 accumulated postretirement benefit obligation to a 12% increase in health care costs in 2006 gradually decreasing each successive year, until it reaches a 4.5% annual increase in health care costs in 2012 and beyond.

In determining its expected long-term rate of return on plan assets, Entergy reviews past long-term performance, asset allocations, and long-term inflation assumptions. Entergy targets an asset allocation for its pension plan assets of roughly 65% equity securities, 31% fixed income securities and 4% other investments. The target allocation for Entergy's other postretirement benefit assets is 51% equity securities and 49% fixed income securities. Based on recent market trends, Entergy reduced its expected long-term rate of return on plan assets used to calculate benefit obligations from 8.75% for 2003 to 8.5% in 2004 and 2005. The assumed rate of increase in future compensation levels used to calculate benefit obligations was 3.25% in 2003, 2004, and 2005.

Cost Sensitivity

The following chart reflects the sensitivity of qualified pension cost to changes in certain actuarial assumptions (dollars in thousands):

Actuarial Assumption	Change in Assumption	Impact on 2005 Qualified Pension Cost	Impact on Projected Qualified Benefit Obligation
	Increase/(Decrease)

Discount rate	(0.25%)	$472	$3,541
Rate of return on plan assets	(0.25%)	$163	-
Rate of increase in compensation	0.25%	$227	$1,264

The following chart reflects the sensitivity of postretirement benefit cost to changes in certain actuarial assumptions (dollars in thousands):

Actuarial Assumption	Change in Assumption	Impact on 2005 Postretirement Benefit Cost	Impact on Accumulated Postretirement Benefit Obligation
	Increase/(Decrease)

Health care cost trend	0.25%	$173	$771
Discount rate	(0.25%)	$130	$909

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

Costs and Funding

Total qualified pension cost for System Energy in 2005 was $4.4 million. System Energy anticipates 2006 qualified pension cost to decrease to $4.2 million. System Energy contributed $7.7 million to its qualified pension plans in 2005, and under the current law, projects that 2006 contributions will be $13 million. This projection may change pending passage of pension reform legislation. In January 2006, $6 million was funded. $5 million of the amount funded in January 2006 was originally planned for 2005; however, it was delayed as a result of the Katrina Emergency Tax Relief Act. The rise in pension funding requirements is due to declining interest rates and the phased-in effect of asset underperformance from 2000 to 2002, partially offset by the Pension Funding Equity Act relief passed in April 2004.

System Energy's qualified pension accumulated benefit obligation at December 31, 2005 and 2004 exceeded plan assets. As a result, System Energy was required to recognize an additional minimum liability as prescribed by SFAS 87. At December 31, 2005, System Energy increased its additional minimum liability for its qualified pension plans to $12.4 million from $7.7 million at December 31, 2004. System Energy increased its intangible asset to $0.3 million at December 31, 2005 from $0.2 million at December 31, 2004. System Energy increased its regulatory asset to $12 million at December 31, 2005, from $7.4 million at December 31, 2004. Net income for 2005, 2004, and 2003 was not impacted.

Total postretirement health care and life insurance benefit costs for System Energy in 2005 were $1.7 million, including $0.9 million in savings due to the estimated effect of future Medicare Part D subsidies. System Energy expects 2006 postretirement health care and life insurance benefit costs to approximate $1.2 million, including $1.1 million in savings due to the estimated effect of future Medicare Part D subsidies.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder
System Energy Resources, Inc.:

We have audited the accompanying balance sheets of System Energy Resources, Inc. as of December 31, 2005 and 2004, and the related statements of income, retained earnings, and cash flows (pages 296 through 300 and applicable items in pages 302 through 376) for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of System Energy Resources, Inc. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 8 to the notes to respective financial statements, in 2003 System Energy Resources, Inc. adopted the provisions of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2006 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

DELOITTE & TOUCHE LLP

New Orleans, Louisiana
March 9, 2006

SYSTEM ENERGY RESOURCES, INC.
INCOME STATEMENTS

	For the Years Ended December 31,
	2005	2004	2003
	(In Thousands)

OPERATING REVENUES
Domestic electric	$533,929	$545,381	$583,820

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	37,660	38,337	43,132
Nuclear refueling outage expenses	12,571	12,655	12,695
Other operation and maintenance	106,377	96,809	105,333
Decommissioning	24,437	23,434	21,799
Taxes other than income taxes	25,239	24,364	25,521
Depreciation and amortization	119,572	127,081	109,528
Other regulatory charges (credits) - net	(15,337)	(10,433)	27,400
TOTAL	310,519	312,247	345,408

OPERATING INCOME	223,410	233,134	238,412

OTHER INCOME
Allowance for equity funds used during construction	1,625	1,544	1,140
Interest and dividend income	16,279	6,870	7,556
Miscellaneous - net	(417)	841	(1,194)
TOTAL	17,487	9,255	7,502

INTEREST AND OTHER CHARGES
Interest on long-term debt	60,404	58,561	62,802
Other interest - net	20	367	1,818
Allowance for borrowed funds used during construction	(514)	(500)	(554)
TOTAL	59,910	58,428	64,066

INCOME BEFORE INCOME TAXES	180,987	183,961	181,848

Income taxes	69,343	78,013	75,845

NET INCOME	$111,644	$105,948	$106,003

See Notes to Respective Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2005	2004	2003
	(In Thousands)

OPERATING ACTIVITIES
Net income	$111,644	$105,948	$106,003
Adjustments to reconcile net income to net cash flow provided by operating activities:
Other regulatory charges (credits) - net	(15,337)	(10,433)	27,400
Depreciation, amortization, and decommissioning	144,009	150,515	131,327
Deferred income taxes and investment tax credits	(112,541)	(178,535)	(35,207)
Changes in working capital:
Receivables	277	1,461	4,023
Accounts payable	(2,161)	(5,324)	(1,232)
Taxes accrued	153,114	328,617	(123,317)
Interest accrued	2,111	13,375	(12,904)
Other working capital accounts	(10,159)	2,763	1,463
Provision for estimated losses and reserves	21	(1,404)	2,914
Changes in other regulatory assets	10,566	31,453	26,307
Other	(7,305)	(62,980)	(13,912)
Net cash flow provided by operating activities	274,239	375,456	112,865

INVESTING ACTIVITIES
Construction expenditures	(37,476)	(32,303)	(18,195)
Allowance for equity funds used during construction	1,625	1,544	1,140
Nuclear fuel purchases	(48,391)	(45,497)	-
Proceeds from sale/leaseback of nuclear fuel	48,662	45,677	-
Proceeds from nuclear decommissioning trust fund sales	91,137	100,668	93,003
Investment in nuclear decommissioning trust funds	(113,362)	(121,624)	(114,531)
Change in money pool receivable - net	(215,695)	(42,528)	(12,048)
Changes in other temporary investments - net	-	6,482	(6,482)
Net cash flow used in investing activities	(273,500)	(87,581)	(57,113)

FINANCING ACTIVITIES
Retirement of long-term debt	(28,790)	(13,973)	(11,375)
Other financing activities	-	(5,483)	-
Dividends paid:
Common stock	(112,600)	(104,600)	(105,000)
Net cash flow used in financing activities	(141,390)	(124,056)	(116,375)

Net increase (decrease) in cash and cash equivalents	(140,651)	163,819	(60,623)

Cash and cash equivalents at beginning of period	216,355	52,536	113,159

Cash and cash equivalents at end of period	$75,704	$216,355	$52,536

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period for:
Interest - net of amount capitalized	$52,508	$40,000	$73,636
Income taxes	$29,914	($70,595)	$230,919

See Notes to Respective Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
ASSETS

	December 31,
	2005	2004
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$204	$399
Temporary cash investments - at cost,
which approximates market	75,500	215,956
Total cash and cash equivalents	75,704	216,355
Accounts receivable:
Associated companies	327,454	111,588
Other	3,285	3,733
Total accounts receivable	330,739	115,321
Materials and supplies - at average cost	55,183	53,427
Deferred nuclear refueling outage costs	17,853	9,510
Prepayments and other	1,878	1,007
TOTAL	481,357	395,620

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	236,003	205,083

UTILITY PLANT
Electric	3,212,596	3,232,314
Property under capital lease	467,005	469,993
Construction work in progress	47,178	28,743
Nuclear fuel under capital lease	87,500	65,572
TOTAL UTILITY PLANT	3,814,279	3,796,622
Less - accumulated depreciation and amortization	1,889,886	1,780,450
UTILITY PLANT - NET	1,924,393	2,016,172

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
SFAS 109 regulatory asset - net	92,883	96,047
Other regulatory assets	292,968	296,305
Other	18,435	19,578
TOTAL	404,286	411,930

TOTAL ASSETS	$3,046,039	$3,028,805

See Notes to Respective Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
LIABILITIES AND SHAREHOLDER'S EQUITY

	December 31,
	2005	2004
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$22,989	$25,266
Accounts payable:
Associated companies	-	3,880
Other	22,770	21,051
Taxes accrued	228,168	46,468
Accumulated deferred income taxes	6,678	3,477
Interest accrued	45,109	42,998
Obligations under capital leases	27,716	27,716
Other	1,811	1,621
TOTAL	355,241	172,477

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	267,913	421,466
Accumulated deferred investment tax credits	72,136	75,612
Obligations under capital leases	63,307	37,855
Other regulatory liabilities	224,997	210,863
Decommissioning	318,927	335,893
Accumulated provisions	2,399	2,378
Long-term debt	819,642	849,593
Other	27,849	28,084
TOTAL	1,797,170	1,961,744

Commitments and Contingencies

SHAREHOLDER'S EQUITY
Common stock, no par value, authorized 1,000,000 shares;
issued and outstanding 789,350 shares in 2005 and 2004	789,350	789,350
Retained earnings	104,278	105,234
TOTAL	893,628	894,584

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$3,046,039	$3,028,805

See Notes to Respective Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF RETAINED EARNINGS

	For the Years Ended December 31,
	2005	2004	2003
	(In Thousands)

Retained Earnings, January 1	$105,234	$103,886	$102,883

Add:
Net income	111,644	105,948	106,003

Deduct:
Dividends declared	112,600	104,600	105,000

Retained Earnings, December 31	$104,278	$105,234	$103,886

See Notes to Respective Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON

	2005	2004	2003	2002	2001
	(Dollars In Thousands)

Operating revenues	$533,929	$545,381	$583,820	$602,486	$535,027
Net Income	$111,644	$105,948	$106,003	$103,352	$116,355
Total assets	$3,046,039	$3,028,805	$2,880,724	$2,915,898	$2,964,041
Long-term obligations (1)	$882,949	$887,448	$898,377	$942,701	$865,439
Electric energy sales (GWh)	9,070	9,212	9,812	9,053	8,921

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

The accompanying separate financial statements of Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans (the "domestic utility companies") and System Energy are included in this document and result from these companies having registered securities with the SEC. These companies maintain accounts in accordance with FERC and other regulatory guidelines. Certain previously reported amounts have been reclassified to conform to current classifications, with no effect on net income or shareholders' equity.  References to Entergy Louisiana are intended to apply both to Entergy Louisiana Holdings on a consolidated basis and to Entergy Louisiana, LLC.

Entergy Louisiana, LLC Basis of Presentation

Effective December 31, 2005, Entergy Louisiana, LLC, organized under the laws of the State of Texas as part of a restructuring involving a Texas statutory merger-by-division, succeeded to all of the regulated utility operations of Entergy Louisiana, Inc. Entergy Louisiana, LLC was allocated substantially all of the property and other assets of Entergy Louisiana, Inc., including all assets used to provide retail and wholesale electric service to Entergy Louisiana, Inc.'s customers. Entergy Louisiana, LLC also assumed substantially all of the liabilities of Entergy Louisiana, Inc., including all of its debt securities and leases but excluding the outstanding preferred stock of Entergy Louisiana, Inc.

On December 31, 2005, and immediately prior to the formation of Entergy Louisiana, LLC, Entergy Louisiana, Inc. changed its state of incorporation from Louisiana to Texas and its name to Entergy Louisiana Holdings, Inc. Upon the effectiveness of the statutory merger-by-division on December 31, 2005, Entergy Louisiana, LLC was organized and Entergy Louisiana Holdings held all of Entergy Louisiana, LLC's common membership interests. All of the common membership interests of Entergy Louisiana, LLC continue to be held by Entergy Louisiana Holdings and all of the common stock of Entergy Louisiana Holdings continues to be held by Entergy Corporation.

Because the merger-by-division was a transaction involving entities under common control, Entergy Louisiana, LLC initially recognized the assets and liabilities transferred at their carrying amounts in the accounts of Entergy Louisiana Holdings at the time of the transfer. Entergy Louisiana, LLC's financial statements report results of operations for 2005 as though the merger-by-division had occurred at the beginning of 2005, and presents its 2005 balance sheet and other financial information as of the beginning of 2005 as though the assets and liabilities had been transferred at that date.  Financial statements and financial information presented for prior periods has also been presented on that basis to furnish comparative information.

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

The domestic utility companies' rate schedules include either fuel adjustment clauses or fixed fuel factors, which allow either current recovery in billings to customers or deferral of fuel costs until the costs are billed to customers. Because the fuel adjustment clause mechanism allows monthly adjustments to recover fuel costs, Entergy Louisiana, Entergy New Orleans, and the Louisiana portion of Entergy Gulf States include a component of fuel cost recovery in their unbilled revenue calculations. Where the fuel component of revenues is billed based on a pre-determined fuel cost (fixed fuel factor), the fuel factor remains in effect until changed as part of a general rate case, fuel reconciliation, or fixed fuel factor filing. Entergy Mississippi's fuel factor includes an energy cost rider that is adjusted quarterly. As discussed in Note 2 to the domestic utility companies and System Energy financial statements, the MPSC approved Entergy Mississippi's deferral of the refund of fuel over-recoveries for the third quarter of 2004 that would have been refunded in the first quarter of 2005. The deferred amount plus carrying charges was refunded in the second and third quarters of 2005. In the case of Entergy Arkansas and the Texas portion of Entergy Gulf States, their fuel under-recoveries are treated in the cash flow statements as regulatory investments because those companies are allowed by their regulatory jurisdictions to recover the fuel cost regulatory asset over longer than a twelve-month period, and the companies earn a carrying charge on the under-recovered balances.

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

Net property, plant, and equipment (including property under capital lease and associated accumulated amortization) by company and functional category, as of December 31, 2005 and 2004, is shown below:

2005	Entergy Arkansas	Entergy Gulf States	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	System Energy
	(In Millions)
Production
Nuclear	$1,065	$1,597	$1,526	$-	$-	$1,767
Other	253	510	359	199	7	-
Transmission	681	831	454	420	29	8
Distribution	1,322	1,461	1,039	777	349	-
Other	189	181	301	191	68	14
Construction work in progress	139	526	415	119	202	47
Nuclear fuel (leased and owned)	115	66	58	-	-	88
Property, plant, and equipment - net	$3,764	$5,172	$4,152	$1,706	$655	$1,924

2004	Entergy Arkansas	Entergy Gulf States	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	System Energy
	(In Millions)
Production
Nuclear	$951	$1,627	$1,543	$-	$-	$1,866
Other	269	529	197	221	12	-
Transmission	646	708	385	406	29	8
Distribution	1,283	1,339	1,000	713	337	-
Other	216	247	269	175	70	16
Construction work in progress	226	332	189	90	33	29
Nuclear fuel (leased and owned)	106	71	32	-	-	66
Asset retirement obligation	24	-	42	-	-	31
Property, plant, and equipment - net	$3,721	$4,853	$3,657	$1,605	$481	$2,016

Depreciation is computed on the straight-line basis at rates based on the estimated service lives of the various classes of property. Depreciation rates on average depreciable property are shown below:

	Entergy Arkansas	Entergy Gulf States	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	System Energy

2005	3.1%	2.1%	2.6%	2.6%	3.1%	2.8%
2004	3.2%	2.1%	2.9%	2.5%	2.8%	2.9%
2003	3.2%	2.2%	3.0%	2.5%	3.1%	2.8%

Non-utility property - at cost (less accumulated depreciation) for Entergy Gulf States is reported net of accumulated depreciation of $128.0 million and $125.1 million as of December 31, 2005 and 2004, respectively.

Jointly-Owned Generating Stations

Certain Entergy subsidiaries jointly own electric generating facilities with third parties. The investments and expenses associated with these generating stations are recorded by the Entergy subsidiaries to the extent of their respective undivided ownership interests. As of December 31, 2005, the subsidiaries' investment and accumulated depreciation in each of these generating stations were as follows:

Generating Stations		Fuel-Type	Total Megawatt Capability (1)	Ownership	Investment	Accumulated Depreciation
					(In Millions)
Entergy Arkansas -
Independence	Unit 1	Coal	815	31.50%	$119	$77
	Common Facilities	Coal		15.75%	$31	$18
White Bluff	Units 1 and 2	Coal	1,635	57.00%	$430	$277
Entergy Gulf States -
Roy S. Nelson	Unit 6	Coal	550	70.00%	$405	$249
Big Cajun 2	Unit 3	Coal	575	42.00%	$233	$134
Entergy Mississippi -
Independence	Units 1 and 2 and Common Facilities	Coal	1,630	25.00%	$234	$120
System Energy -
Grand Gulf	Unit 1	Nuclear	1,270	90.00%(2)	$3,680	$1,890

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

Application of SFAS 71

The domestic utility companies and System Energy currently account for the effects of regulation pursuant to SFAS 71, "Accounting for the Effects of Certain Types of Regulation." This statement applies to the financial statements of a rate-regulated enterprise that meet three criteria. The enterprise must have rates that (i) are approved by a body empowered to set rates that bind customers (its regulator); (ii) are cost-based; and (iii) can be charged to and collected from customers. These criteria may also be applied to separable portions of a utility's business, such as the generation or transmission functions, or to specific classes of customers. If an enterprise meets these criteria, it capitalizes costs that would otherwise be charged to expense if the rate actions of its regulator make it probable that those costs will be recovered in future revenue. Such capitalized costs are reflected as regulatory assets in the accompanying financial statements. A significant majority of Entergy's regulatory assets, net of related regulatory and deferred tax liabilities, earn a return on investment during their recovery periods, or Entergy expects that they will earn a return. SFAS 71 requires that rate-regulated enterprises assess the probability of recovering their regulatory assets. When an enterprise concludes that recovery of a regulatory asset is no longer probable, the regulatory asset must be removed from the entity's balance sheet.

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

Investments

The domestic utility companies and System Energy apply the provisions of SFAS 115, "Accounting for Investments for Certain Debt and Equity Securities," in accounting for investments in decommissioning trust funds. As a result, the domestic utility companies and System Energy record the decommissioning trust funds at their fair value on the balance sheet. Because of the ability of the domestic utility companies and System Energy to recover decommissioning costs in rates and in accordance with the regulatory treatment for decommissioning trust funds, Entergy Arkansas, Entergy Gulf States (for the regulated portion of River Bend), Entergy Louisiana, and System Energy have recorded an offsetting amount of unrealized gains/(losses) on investment securities in other regulatory liabilities/assets. For the nonregulated portion of River Bend, Entergy Gulf States has recorded an offsetting amount of unrealized gains/(losses) in other deferred credits. See Note 12 to the domestic utility companies and System Energy financial statements for details on the decommissioning trust funds. The domestic utility companies and System Energy record an impairment on investments when the fair market value is less than the carrying value of the investment and that condition is considered other than temporary. If a loss were recorded, it would be offset by the recording of other deferred credits.

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

The results of these deregulated operations before interest charges for the years ended December 31, 2005, 2004, and 2003 are as follows:

	2005	2004	2003
	(In Thousands)

Operating revenues	$321,662	$280,279	$273,150
Operating expenses
Fuel, operation, and maintenance	205,673	197,275	177,385
Depreciation and accretion	29,602	30,653	47,566
Total operating expense	235,275	227,928	224,951
Operating income	86,387	52,351	48,199
Income tax expense	32,642	20,414	17,722
Net income from deregulated utility operations	$53,745	$31,937	$30,477

The net investment associated with these deregulated operations as of December 31, 2005 and 2004 was approximately $747 and $830 million, respectively.

New Accounting Pronouncements

As discussed in Note 8 to the domestic utility companies and System Energy financial statements, Entergy adopted FIN 47, "Accounting for Conditional Asset Retirement Obligations" during the fourth quarter of 2005. FIN 47 requires that a liability be recorded currently for costs associated with a legal obligation to perform an asset retirement obligation activity for which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity but for which the obligation to perform the asset retirement activity is unconditional. FIN 47 requires that a liability be recognized for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated.

SFAS 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4" and SFAS 153, "Exchanges of Nonmonetary Assets", were issued during the fourth quarter of 2004 and are effective for Entergy in 2006 and 2005, respectively. SFAS 154, "Accounting for Changes and Error Corrections" was issued in 2005 and is effective for Entergy in 2006. Entergy does not expect the impact of the issuance of these standards to be material to its financial position or results of operations.

NOTE 2. RATE AND REGULATORY MATTERS

Regulatory Assets

Other Regulatory Assets

The domestic utility companies and System Energy are subject to the provisions of SFAS 71, "Accounting for the Effects of Certain Types of Regulation." Regulatory assets represent probable future revenues associated with certain costs that are expected to be recovered from customers through the ratemaking process. In addition to the regulatory assets that are specifically disclosed on the face of the balance sheets, the table below provides detail of "Other regulatory assets" that are included on the balance sheets of the domestic utility companies and System Energy as of December 31, 2005 and 2004:

	Entergy Arkansas	Entergy Gulf States	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans (a)	System Energy
	(In Millions)
Asset Retirement Obligation - recovery dependent upon timing of decommissioning (Note 8)	$104.7	$7.3	$56.5	$3.8	$2.3	$99.4
Removal costs - recovered through depreciation rates (Note 8)	86.2	17.9	-	40.9	5.4	17.9
Deferred distribution expenses - recovered through May 2008	-	-	-	-	3.5	-
Deferred fossil plant maintenance expenses - recovered through December 2007 (Note 2)	-	-	-	-	3.6	-
Deferred fuel - non-current - recovered through rate riders when rates are redetermined periodically (Note 2)	-	-	-	6.1	-	-
Depreciation re-direct - recovery begins at start of retail open access (Note 1)	-	79.1	-	-	-	-
DOE Decom. and Decontamination Fees - recovered through fuel rates until December 2006 (Note 8)	9.1	1.6	3.5	-	-	3.4
Incremental ice storm costs - recovered until 2032	13.7	-	-	-	-	-
Pension costs (Note 10)	139.3	14.4	72.1	41.1	23.8	12.0
Postretirement benefits - recovered through 2012 (Note 10)	16.8	-	-	-	-	-
Provision for storm damages - recovered through cost of service (b)	46.5	342.2	232.6	78.7	116.9	-
Deferred capacity - recovery timing will be determined by the LPSC in the formula rate plan filings (Note 2)	-	10.1	83.7	-	-	-
River Bend AFUDC - recovered through August 2025 (Note 1)	-	35.6	-	-	-	-
Sale-leaseback deferral - recovered through June 2014 (Note 9)	-	-	-	-	-	121.4
Spindletop gas storage facility - recovered through December 2032	-	40.6	-	-	-	-
Voluntary severance deferrals - recovered through December 2007	-	-	7.7	-	-	-
Unamortized loss on reaquired debt - recovered over term of debt	41.7	42.1	28.5	14.4	4.3	38.4
Other - various	3.0	13.5	13.9	1.2	6.3	0.5
Total	$461.0	$604.4	$498.5	$186.2	$166.1	$293.0

(a)

As a result of the Entergy New Orleans bankruptcy proceeding, the timing of recovery of its deferred costs may be affected. Refer to Note 16 to the domestic utility companies and System Energy financial statements for details of the bankruptcy proceeding.

(b)

As a result of Hurricane Katrina and Hurricane Rita that hit the domestic utilities' service territory in August and September 2005, the domestic utility companies have recorded accruals for the estimated storm restoration costs. The domestic utility companies recorded some of these costs as regulatory assets because management believes that recovery of these prudently incurred costs through some form of regulatory mechanism is probable. The domestic utility companies are pursuing a broad range of initiatives to recover storm restoration costs. Initiatives include obtaining reimbursement of certain costs covered by insurance, obtaining assistance through federal legislation for Hurricanes Katrina and Rita including Community Block Grants, and pursuing recovery through existing or new rate mechanisms regulated by the FERC and local regulatory bodies. The domestic utility companies are unable to predict the degree of success it may have in these initiatives, the amount of restoration costs it may recovery, or the timing of such recovery.

	Entergy Arkansas	Entergy Gulf States	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans (a)	System Energy
	(In Millions)

Asset Retirement Obligation	$141.2	$-	$141.6	$-	$-	$97.3
Removal costs	34.9	0.9	-	32.7	1.3	17.1
Deferred distribution expenses	-	-	-	-	4.9	-
Deferred fossil plant maintenance expenses	-	-	-	-	3.6	-
Deferred fuel - non-current	13.7	-	-	8.1	-	-
Depreciation re-direct	-	79.1	-	-	-	-
DOE Decom. and Decontamination Fees	13.1	2.3	5.0	-	-	4.9
Incremental ice storm costs	14.2	-	-	-	-	-
Low-level radwaste	16.2	3.1	-	-	-	-
Pension costs	70.8	-	34.1	20.2	15.2	7.4
Postretirement benefits	19.1	-	-	-	-	-
Provision for storm damages	29.0	57.1	41.7	-	-	-
Deferred capacity	-	-	25.4	-	-	-
River Bend AFUDC	-	37.5	-	-	-	-
Sale-leaseback deferral	-	-	-	-	-	127.3
Spindletop gas storage facility	-	42.3	-	-	-	-
Unamortized loss on reaquired debt	37.0	43.4	27.4	15.6	4.6	41.8
Other	11.0	19.3	27.3	6.1	10.8	0.5
Total	$400.2	$285.0	$302.5	$82.7	$40.4	$296.3

In December 2005, Entergy Mississippi filed with the MPSC a Notice of Intent to change rates by implementing a Storm Damage Rider to recover storm damage restoration costs associated with Hurricanes Katrina and Rita totaling approximately $84 million as of November 30, 2005. The notice proposes recovery of approximately $14.7 million, including carrying charges, annually over a five-year period. A hearing on this matter is expected in April 2006. Entergy Mississippi plans to make a second filing in late spring of 2006 to recover additional restoration costs associated with the hurricanes incurred after November 30, 2005 and to reflect receipt of insurance and federal aid.

In December 2005, Entergy Gulf States filed with the LPSC for interim recovery of $141 million of storm costs.  The filing proposes implementing an $18.7 million annual interim surcharge, including carrying charges, effective March 2006 based on a ten-year recovery period.  The filing includes provisions for updating the surcharge to reflect actual costs incurred as well as the receipt of insurance or federal aid.  Hearings occurred in February 2006.  The LPSC ordered that Entergy Gulf States recover $850,000 per month as interim storm cost recovery.  For the period March 2006 to September 2006, Entergy Gulf States' interim storm cost recovery shall be through its fuel adjustment clause, with the total recovery for that time period capped at $6 million.  The mechanism for the fuel adjustment clause recovery is a retention by Entergy Gulf States of 15% of the difference between the February 2006 fuel adjustment clause and the fuel adjustment clause in those successive months in which the fuel adjustment clause is lower than it was in the February 2006 fuel adjustment clause, until the $6 million cap is reached.  Beginning in September 2006, Entergy Gulf States' interim storm cost recovery of $850,000 per month shall be through base rates.  In addition, all excess earnings that Entergy Gulf States may earn under its 2005 formula rate plan, and any ensuing period in which interim relief is being collected, will be used as an offset to any prospective storm restoration recovery.

In December 2005, Entergy Louisiana filed with the LPSC for interim recovery of $355 million of storm costs. The filing proposes implementing a $41.8 million annual interim surcharge, including carrying charges, effective March 2006 based on a ten-year recovery period. The filing includes provisions for updating the surcharge to reflect actual costs incurred as well as the receipt of insurance or federal aid. Hearings occurred in February 2006.  The LPSC ordered that Entergy Louisiana recover $2 million per month as interim storm cost recovery.  For the period March 2006 to September 2006, Entergy Louisiana's interim storm cost recovery shall be through its fuel adjustment clause, with the total recovery for that time period capped at $14 million.  The mechanism for the fuel adjustment clause recovery is a retention by Entergy Louisiana of 15% of the difference between the February 2006 fuel adjustment clause and the fuel adjustment clause in those successive months in which the fuel adjustment clause is lower than it was in the February 2006 fuel adjustment clause, until the $14 million cap is reached.  Beginning in September 2006, Entergy Louisiana's interim storm cost recovery of $2 million per month shall be through base rates.  In addition, all excess earnings that Entergy Louisiana may earn under its 2005 formula rate plan, and any ensuing period in which interim relief is being collected, will be used as an offset to any prospective storm restoration recovery.

Deferred fuel costs

The domestic utility companies are allowed to recover certain fuel and purchased power costs through fuel mechanisms included in electric and gas rates that are recorded as fuel cost recovery revenues. The difference between revenues collected and the current fuel and purchased power costs is recorded as "Deferred fuel costs" on the domestic utility companies' financial statements. The table below shows the amount of deferred fuel costs as of December 31, 2005 and 2004 that Entergy expects to recover or (refund) through the fuel mechanisms of the domestic utility companies, subject to subsequent regulatory review.

	2005	2004
	(In Millions)

Entergy Arkansas	$204.2	$7.4
Entergy Gulf States	$324.4	$90.1
Entergy Louisiana	$21.9	$8.7
Entergy Mississippi	$114.0	($22.8)
Entergy New Orleans	$30.6	$2.6

Entergy Arkansas

In March 2005, Entergy Arkansas filed with the APSC its energy cost recovery rider for the period April 2005 through March 2006. The filed energy cost rate, which accounts for 15 percent of a typical residential customer's bill using 1,000 kWh per month, increased 31 percent primarily attributable to a true-up adjustment for an under-recovery balance of $11.2 million and a nuclear refueling adjustment resulting from outages scheduled in 2005 at ANO 1 and 2 and Grand Gulf.

In September 2005, Entergy Arkansas filed with the APSC an interim energy cost rate per the energy cost recovery rider that provides for an interim adjustment should the cumulative over- or under-recovery for the energy period exceed 10 percent of the energy costs for that period. As of the end of July 2005, the cumulative under-recovery of fuel and purchased power expenses had exceeded the 10 percent threshold due to increases in purchased power expenditures resulting from higher natural gas prices. The interim rate became effective the first billing cycle in October 2005. In early October 2005, the APSC initiated an investigation into Entergy Arkansas' interim rate. The investigation is focused on Entergy Arkansas' 1) gas contracting, portfolio, and hedging practices; 2) wholesale purchases during the period; 3) management of the coal inventory at its coal generation plants; and 4) response to the contractual failure of the railroads to provide coal deliveries. The APSC established a procedural schedule with testimony from Entergy Arkansas, the APSC Staff, and intervenors culminating in a public hearing in May 2006.

Entergy Gulf States (Texas)

In the Texas jurisdiction, Entergy Gulf States' rate schedules include a fixed fuel factor to recover fuel and purchased power costs, including carrying charges, not recovered in base rates. Under the current methodology, semi-annual revisions of the fixed fuel factor may be made in March and September based on the market price of natural gas. Entergy Gulf States will likely continue to use this methodology until the start of retail open access, which has been delayed. The amounts collected under Entergy Gulf States' fixed fuel factor and any interim surcharge implemented until the date retail open access commences are subject to fuel reconciliation proceedings before the PUCT. In the Texas jurisdiction, Entergy Gulf States' deferred electric fuel costs are $203.2 million as of December 31, 2005, which includes the following:

Amount
(In Millions)
Under-recovered fuel costs for the period 8/04 - 7/05 to be recovered through an interim fuel surcharge over a twelve-month period beginning in January 2006	$46.1
Under-recovered fuel costs for the period 8/05 - 12/05	$101.0
Items to be addressed as part of unbundling	$29.0
Other (includes imputed capacity charges)	$27.1

The PUCT has ordered that the imputed capacity charges be excluded from fuel rates and therefore recovered through base rates. Entergy Gulf States filed with the PUCT in July 2005 a request for implementation of an incremental purchased capacity recovery rider, consistent with the recently passed Texas legislation discussed below under "Electric Industry Restructuring and the Continued Application of SFAS 71." The rider requested $23.1 million annually in incremental revenues on a Texas retail basis which represents the incremental purchased capacity costs, including Entergy Gulf States' obligation to purchase power from Entergy Louisiana's recently acquired Perryville plant, over what is already in Entergy Gulf States' base rates. Entergy Gulf States reached an initial agreement with parties that the date upon which cost recovery and cost reconciliation would begin is September 1, 2005.  A further non-unanimous settlement was reached with most of the parties that allows for the rider to be implemented effective December 1, 2005 and collect $18 million annually. The settlement also provides for a fuel reconciliation to be filed by Entergy Gulf States by May 15, 2006 that will resolve the remaining issues in the case with the exception of the amount of purchased power in current base rates and the costs to which load growth is attributed, both of which were settled. The hearing with respect to the non-unanimous settlement, which was opposed by the Office of Public Utility Counsel, was conducted on October 19, 2005 before the ALJ, who issued a Proposal for Decision supporting the settlement. In December 2005, the PUCT approved the settlement. The amounts collected by the purchased capacity recovery rider are subject to reconciliation.

In September 2005, Entergy Gulf States filed an application with the PUCT to implement a net $46.1 million interim fuel surcharge, including interest, to collect under-recovered fuel and purchased power expenses incurred from August 2004 through July 2005. The application was approved, and the surcharge will be collected over a twelve-month period beginning in January 2006. On March 1, 2006, Entergy Gulf States filed with the PUCT an application to implement an interim fuel surcharge in connection with the under-recovery of $97 million including interest of eligible fuel costs for the period August 2005 through January 2006. This surcharge is in addition to the interim surcharge that went into effect in January 2006. Entergy Gulf States has requested that the interim surcharge requested in its March 2006 filing be implemented by June 1, 2006 and remain in effect for twelve months. Amounts collected through the interim fuel surcharges are subject to final reconciliation in a future fuel reconciliation proceeding.

In March 2004, Entergy Gulf States filed with the PUCT a fuel reconciliation case covering the period September 2000 through August 2003 reconciling $1.43 billion of fuel and purchased power costs on a Texas retail basis. This amount includes $8.6 million of under-recovered costs that Entergy Gulf States asked to reconcile and roll into its fuel over/under-recovery balance to be addressed in the next appropriate fuel proceeding. This case involves imputed capacity and River Bend payment issues similar to those decided adversely in the January 2001 proceeding, discussed below, which is now on appeal. On January 31, 2005, the ALJ issued a Proposal for Decision that recommends disallowing $10.7 million (excluding interest) related to these two issues. In April 2005, the PUCT issued an order reversing in part the ALJ's Proposal for Decision and allowing Entergy Gulf States to recover a part of its request related to the imputed capacity and River Bend payment issues. The PUCT's order reduced the disallowance in the case to $8.3 million. Both Entergy Gulf States and certain cities served by Entergy Gulf States filed motions for rehearing on these issues which were denied by the PUCT. Entergy Gulf States and certain Cities filed appeals to the Travis County District Court. The appeals are pending. Any disallowance will be netted against Entergy Gulf States' under-recovered costs and will be included in its deferred fuel costs balance.

In January 2001, Entergy Gulf States filed with the PUCT a fuel reconciliation case covering the period from March 1999 through August 2000. Entergy Gulf States was reconciling approximately $583 million of fuel and purchased power costs. As part of this filing, Entergy Gulf States requested authority to collect $28 million, plus interest, of under-recovered fuel and purchased power costs. In August 2002, the PUCT reduced Entergy Gulf States' request to approximately $6.3 million, including interest through July 31, 2002. Approximately $4.7 million of the total reduction to the requested surcharge relates to nuclear fuel costs that the PUCT deferred ruling on at that time. In October 2002, Entergy Gulf States appealed the PUCT's final order in Texas District Court. In its appeal, Entergy Gulf States is challenging the PUCT's disallowance of approximately $4.2 million related to imputed capacity costs and its disallowance related to costs for energy delivered from the 30% non-regulated share of River Bend. The case was argued before the Travis County District Court in August 2003 and the Travis County District Court judge affirmed the PUCT's order. In October 2003, Entergy Gulf States appealed this decision to the Court of Appeals. Oral argument before the appellate court occurred in September 2004, and the Court denied Entergy Gulf States' appeal. In October 2005, Entergy Gulf States filed a petition for review by the Texas Supreme Court, and in December 2005, the Texas Supreme Court requested that responses be filed to Entergy Gulf States' petition as part of its ongoing consideration of whether to exercise its discretion to grant review of this matter. Those responses and Entergy Gulf States' reply to those responses were filed in January 2006.

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

In August 2000, the LPSC authorized its staff to initiate a proceeding to audit the fuel adjustment clause filings of Entergy Louisiana pursuant to a November 1997 LPSC general order. The time period that is the subject of the audit is January 1, 2000 through December 31, 2001. In September 2003, the LPSC staff issued its audit report and recommended a disallowance with regard to one item. The issue relates to the alleged failure to uprate Waterford 3 in a timely manner, a claim that also has been raised in the summer 2001, 2002, and 2003 purchased power proceedings. The global settlement approved by the LPSC in March 2005, discussed below in "Retail Rate Proceedings," resolves the uprate imprudence disallowance and is no longer at issue in this proceeding. Subsequent to the issuance of the audit report, the scope of this docket was expanded to include a review of annual reports on fuel and purchased power transactions with affiliates and a prudence review of transmission planning issues. Also, in July 2005, the LPSC expanded the audit to include the years 2002 through 2004. A procedural schedule has been established and LPSC staff and intervenor testimony is due in April 2006.

In January 2003, the LPSC authorized its staff to initiate a proceeding to audit the fuel adjustment clause filings of Entergy Gulf States and its affiliates pursuant to a November 1997 LPSC general order. The audit will include a review of the reasonableness of charges flowed by Entergy Gulf States through its fuel adjustment clause in Louisiana for the period January 1, 1995 through December 31, 2002. Discovery is underway, but a detailed procedural schedule extending beyond the discovery stage has not yet been established, and the LPSC staff has not yet issued its audit report. In June 2005, the LPSC expanded the audit to include the years through 2004.

In November 2005, the LPSC authorized its staff to initiate an expedited proceeding to audit the fuel and power procurement activities of Entergy Louisiana and Entergy Gulf States for the period January 1, 2005 through October 31, 2005.

Entergy Mississippi

Entergy Mississippi's rate schedules include an energy cost recovery rider which is adjusted quarterly to reflect accumulated over- or under-recoveries from the second prior quarter. In January 2005, the MPSC approved a change in Entergy Mississippi's energy cost recovery rider. Entergy Mississippi's fuel over-recoveries for the third quarter of 2004 of $21.3 million were deferred from the first quarter 2005 energy cost recovery rider adjustment calculation. The deferred amount of $21.3 million plus carrying charges was refunded through the energy cost recovery rider in the second and third quarters of 2005.

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

Entergy New Orleans

In June and November 2004, the City Council passed resolutions implementing a package of measures developed by Entergy New Orleans and the Council Advisors to protect customers from potential gas price spikes during the 2004 - 2005 winter heating season. These measures include: maintaining Entergy New Orleans' financial hedging plan for its purchase of wholesale gas, and deferral of collection of up to $6.2 million of gas costs associated with a cap on the purchased gas adjustment in November and December 2004 and in the event that the average residential customer's gas bill were to exceed a threshold level. The deferral of $1.7 million resulting from these caps was recovered over a seven-month period that began in April 2005.

In November 2004, the City Council directed Entergy New Orleans to confer with the Council Advisors regarding possible modification of the current gas cost collection mechanism in order to address concerns regarding its fluctuations particularly during the winter heating season. In June 2005, Entergy New Orleans filed a new purchased gas adjustment tariff (PGA tariff) with the City Council. The City Council approved the PGA tariff which became effective with billings in October 2005. In October 2005, the City Council approved modifications to the PGA tariff that became effective in November 2005. The modifications are intended to minimize fluctuations in PGS rates during the winter months.

Retail Rate Proceedings

Filings with the APSC (Entergy Arkansas)

Retail Rates

No significant retail rate proceedings are pending in Arkansas at this time.

Filings with the PUCT and Texas Cities (Entergy Gulf States)

Retail Rates

Entergy Gulf States is operating in Texas under a base rate freeze that has remained in effect during the delay in the implementation of retail open access in Entergy Gulf States' Texas service territory. As discussed in "Electric Industry Restructuring and the Continued Application of SFAS 71" below, a Texas law was enacted in June 2005 which includes provisions in the Texas legislation regarding Entergy Gulf States' ability to file a general rate case and to file for recovery of transition to competition costs. As authorized by the legislation, in August 2005, Entergy Gulf States filed with the PUCT an application for recovery of its transition to competition costs. Entergy Gulf States requested recovery of $189 million in transition to competition costs through implementation of a 15-year rider to be effective no later than March 1, 2006. The $189 million represents transition to competition costs Entergy Gulf States incurred from June 1, 1999 through June 17, 2005 in preparing for competition in its service area, including attendant AFUDC, and all carrying costs projected to be incurred on the transition to competition costs through February 28, 2006. The $189 million is before any gross-up for taxes or carrying costs over the 15-year recovery period. Entergy Gulf States has reached a unanimous settlement agreement in principle on all issues with the active parties in the transition to competition cost recovery case. The agreement in principle allows Entergy Gulf States to recover $14.5 million per year in transition to competition costs over a 15-year period. Entergy Gulf States implemented interim rates based on this revenue level on March 1, 2006, subject to refund. Entergy Gulf States expects that the PUCT will consider the formal settlement document, which is currently being developed, in the second quarter 2006.

The Texas law enacted also allowed Entergy Gulf States to file with the PUCT for recovery of certain incremental purchased capacity costs which was implemented effective December 1, 2005. This proceeding is discussed above under "Deferred Fuel Costs."

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

Filings with the LPSC

Global Settlement (Entergy Gulf States and Entergy Louisiana)

In March 2005, the LPSC approved a settlement proposal to resolve various dockets covering a range of issues for Entergy Gulf States and Entergy Louisiana. The settlement resulted in credits totaling $76 million for retail electricity customers in Entergy Gulf States' Louisiana service territory and credits totaling $14 million for retail electricity customers of Entergy Louisiana. The net income effect of $48.6 million for Entergy Gulf States and $8.6 million for Entergy Louisiana was recognized primarily in 2004 when Entergy Gulf States and Entergy Louisiana recorded provisions for the expected outcome of the proceeding. The settlement dismissed Entergy Gulf States' fourth, fifth, sixth, seventh, and eighth annual earnings reviews, Entergy Gulf States' ninth post-merger earnings review and revenue requirement analysis, the continuation of a fuel review for Entergy Gulf States, dockets established to consider issues concerning power purchases for Entergy Gulf States and Entergy Louisiana for the summers of 2001, 2002, 2003, and 2004, all prudence issues associated with decisions made through May 2005 related to the nuclear plant uprates at issue in these cases, and an LPSC docket concerning retail issues arising under the System Agreement. The settlement does not include the System Agreement case at FERC. In addition, Entergy Gulf States agreed not to seek recovery from customers of $2 million of excess refund amounts associated with the fourth through the eighth annual earnings reviews and Entergy Louisiana agreed to forgo recovery of $3.5 million of deferred 2003 capacity costs associated with certain power purchase agreements. The credits were issued in connection with April 2005 billings. Entergy Gulf States and Entergy Louisiana reserved for the approximate refund amounts.

The settlement includes the establishment of a three-year formula rate plan for Entergy Gulf States that, among other provisions, establishes an ROE mid-point of 10.65% for the initial three-year term of the plan and permits Entergy Gulf States to recover incremental capacity costs outside of a traditional base rate proceeding. Under the formula rate plan, over- and under-earnings outside an allowed range of 9.9% to 11.4% will be allocated 60% to customers and 40% to Entergy Gulf States. Entergy Gulf States made its initial formula rate plan filing in June 2005, as discussed below. In addition, there is the potential to extend the formula rate plan beyond the initial three-year effective period by mutual agreement of the LPSC and Entergy Gulf States.

Retail Rates - Electric

(Entergy Louisiana)

Entergy Louisiana made a rate filing with the LPSC requesting a base rate increase in January 2004. In March 2005, the LPSC staff and Entergy Louisiana filed a proposed settlement that included an annual base rate increase of approximately $18.3 million that was implemented, subject to refund, effective with May 2005 billings. In May 2005, the LPSC approved a modified settlement which, among other things, reduces depreciation and decommissioning expense due to assuming a life extension of Waterford 3 and results in no change in rates. Subsequently, in June 2005, Entergy Louisiana made a revised compliance filing with the LPSC supporting a revised depreciation rate for Waterford 3, which reflects the removal of interim additions, and a rate increase from the purchase of the Perryville power plant, which results in a net $0.8 million annual rate reduction. Entergy Louisiana reduced rates effective with the first billing cycle in July 2005 and refunded excess revenue collected during May 2005, including interest, in August 2005.

The May 2005 rate settlement includes the adoption of a three-year formula rate plan, the terms of which include an ROE mid-point of 10.25% for the initial three-year term of the plan and permit Entergy Louisiana to recover incremental capacity costs outside of a traditional base rate proceeding. Under the formula rate plan, over- and under-earnings outside an allowed regulatory range of 9.45% to 11.05% will be allocated 60% to customers and 40% to Entergy Louisiana. The initial formula rate plan filing will be in May 2006 based on a 2005 test year with rates effective September 2006. In addition, there is the potential to extend the formula rate plan beyond the initial three-year effective period by mutual agreement of the LPSC and Entergy Louisiana.

(Entergy Gulf States)

In June 2005, Entergy Gulf States made its formula rate plan filing with the LPSC for the test year ending December 31, 2004. The filing shows a net revenue deficiency of $2.58 million indicating that no refund liability exists. The filing also indicates that a prospective rate increase of $23.8 million is required in order for Entergy Gulf States to earn the authorized ROE mid-point of 10.65%. A revision to the filing was made in September 2005 resulting in a $37.2 million base rate increase effective with the first billing cycle of October 2005, subject to refund. The base rate increase consists of two components. The first is a base rate increase of approximately $21.1 million due to the formula rate plan 2004 test year revenue requirement. The second component of the increase is the recovery of the annual revenue requirement of $16.1 million associated with the purchase of power from the Perryville generating station, which purchase was approved by the LPSC. A final order from the LPSC is expected by the second quarter of 2006.

Retail Rates - Gas (Entergy Gulf States)

In July 2004, Entergy Gulf States filed with the LPSC an application for a change in its rates and charges seeking an increase of $9.1 million in gas base rates in order to allow Entergy Gulf States an opportunity to earn a fair and reasonable rate of return. In June 2005, the LPSC unanimously approved Entergy Gulf States' proposed settlement that includes a $5.8 million gas base rate increase effective the first billing cycle of July 2005 and a rate stabilization plan with an ROE mid-point of 10.5%.

In January 2006, Entergy Gulf States filed with the LPSC its gas rate stabilization plan. The filing showed a revenue deficiency of $4.1 million based on an ROE mid-point of 10.5%. Approval by the LPSC and implementation are not expected until the second quarter of 2006.

Filings with the MPSC (Entergy Mississippi)

Formula Rate Plan Filings

Entergy Mississippi made its annual formula rate plan filing with the MPSC in March 2005 based on a 2004 test year. In May 2005, the MPSC approved a joint stipulation entered into between the Mississippi Public Utilities Staff and Entergy Mississippi that provides for no change in rates based on a performance-adjusted ROE mid-point of 10.50%, establishing an allowed regulatory earnings range of 9.1% to 11.9%.

Power Management Rider

In November 2005, the MPSC approved the purchase of the 480MW Attala power plant. In December 2005, the MPSC issued an order approving the investment cost recovery through its power management rider and limited the recovery to a period that begins with the closing date of the purchase and ends the earlier of the date costs are incorporated into base rates or December 31, 2006. The MPSC order also provided that any reserve equalization benefits be credited to the annual ownership costs beginning with the date that Entergy Mississippi begins recovery of the Hurricane Katrina restoration costs or July 1, 2006, whichever is earlier. On December 9, 2005, Entergy Mississippi filed a compliance rider. Entergy Mississippi purchased the Attala power plant in January 2006.

Grand Gulf Accelerated Recovery Tariff (GGART)

In September 1998, the FERC approved the GGART for Entergy Mississippi's allocable portion of Grand Gulf, which was filed with the FERC in August 1998. The GGART provided for the acceleration of Entergy Mississippi's Grand Gulf purchased power obligation over the period October 1, 1998 through June 30, 2004. In May 2003, the MPSC authorized the cessation of the GGART effective July 1, 2003. Entergy Mississippi filed notice of the change with the FERC, and the FERC approved the filing on July 30, 2003. Entergy Mississippi accelerated a total of $168.4 million of Grand Gulf purchased power obligation costs under the GGART over the period October 1, 1998 through June 30, 2003.

Filings with the City Council (Entergy New Orleans)

Formula Rate Plans

In April 2005, Entergy New Orleans made its annual scheduled formula rate plan filings with the City Council. The filings showed that a decrease of $0.2 million in electric revenues was warranted and an increase of $3.9 million in gas revenues was warranted. In addition, in May 2005, Entergy New Orleans filed with the City Council a request for continuation of the formula rate plans and generation performance-based rate plan (G-PBR) for an additional three years. In August 2005, Entergy New Orleans, the City Council advisors, and the intervenors entered into an agreement in principle which provided, among other things, for a reduction in the Customer Care System investment of $3.2 million and for a reduction in Entergy New Orleans' electric base rates of $2.5 million and no change in Entergy New Orleans' gas base rates. The agreement provided for the continuation of the electric and gas formula rate plans for two more annual cycles, effective September 1, 2005, with a target equity ratio of 45% as well as a mid-point return on equity (ROE) of 10.75%. The ROE band-width is 100 basis points from the mid-point for electric operations. For gas operations, the ROE band-width is 50 basis points from the mid-point and zero basis points for the 2005 evaluation period. The agreement in principle also includes the continuation and modification of the G-PBR by separating the operation of the G-PBR from the formula rate plan so that the core business' electric rates are not set on a prospective basis by reference to G-PBR earnings. The agreement in principle provided for a $4.5 million cap on Entergy New Orleans' share of G-PBR savings. The G-PBR plan, however, has been temporarily suspended due to impacts from Hurricane Katrina. Entergy New Orleans will notify the City Council's advisors and the City Council at such time as it is reasonable to resume the operation of the
G-PBR.

In August 2005, prior to Hurricane Katrina, the Council Utility, Cable and Telecommunications Committee voted to recommend to the City Council a resolution approving this agreement in principle. The City Council was to consider this recommendation at its regularly scheduled meeting on September 1, 2005, but this meeting did not occur due to Hurricane Katrina. On August 31, 2005, the chairman of the Council Utility, Cable and Telecommunications Committee issued a letter authorizing Entergy New Orleans to implement the agreement in principle in accordance with the resolution previously considered by this Council committee, and advising Entergy New Orleans that the City Council would consider the ratification of this letter authorization at the first available opportunity. On September 27, 2005, the City Council ratified the August 31, 2005 letter, and deemed the resolution approving the agreement in principle to be effective as of September 1, 2005.

In May 2003, the City Council approved a resolution allowing for a total increase of $30.2 million in electric and gas base rates effective June 1, 2003. In April 2004, Entergy New Orleans made filings with the City Council as required by the earnings review process prescribed by the Gas and Electric Formula Rate Plans approved by the City Council in 2003. The filings sought an increase in Entergy New Orleans' electric revenues of $1.2 million and an increase in Entergy New Orleans' gas revenues of $32,000. The Council Advisors and intervenors reviewed the filings, and filed their recommendations in July 2004. In August 2004, in accordance with the City Council's requirements for the formula rate plans, Entergy New Orleans made a filing with the City Council reflecting the parties' concurrence that no change in Entergy New Orleans' electric or gas rates is warranted. Later in August 2004, the City Council approved an unopposed settlement among Entergy New Orleans, the Council Advisors, and the intervenors in connection with the Gas and Electric Formula Rate Plans. In accordance with the resolution approving the settlement, Entergy New Orleans' gas and electric base rates remain unchanged from levels set in May 2003. The resolution ordered Entergy New Orleans to defer $3.9 million relating to voluntary severance plan costs allocated to its electric operations and $1.0 million allocated to its gas operations, which amounts were accrued on its books in 2003, and to record on its books regulatory assets in those amounts to be amortized over five years effective January 2004. Entergy New Orleans was also ordered to defer $6.0 million of fossil plan maintenance expense incurred in 2003 and to record on its books a regulatory asset in that amount to be amortized over five years effective January 2003.

Fuel Adjustment Clause Litigation

In April 1999, a group of ratepayers filed a complaint against Entergy New Orleans, Entergy Corporation, Entergy Services, and Entergy Power in state court in Orleans Parish purportedly on behalf of all Entergy New Orleans ratepayers. The plaintiffs seek treble damages for alleged injuries arising from the defendants' alleged violations of Louisiana's antitrust laws in connection with certain costs passed on to ratepayers in Entergy New Orleans' fuel adjustment filings with the City Council. In particular, plaintiffs allege that Entergy New Orleans improperly included certain costs in the calculation of fuel charges and that Entergy New Orleans imprudently purchased high-cost fuel from other Entergy affiliates. Plaintiffs allege that Entergy New Orleans and the other defendant Entergy companies conspired to make these purchases to the detriment of Entergy New Orleans' ratepayers and to the benefit of Entergy's shareholders, in violation of Louisiana's antitrust laws. Plaintiffs also seek to recover interest and attorneys' fees. Entergy filed exceptions to the plaintiffs' allegations, asserting, among other things, that jurisdiction over these issues rests with the City Council and FERC. In March 2004, the plaintiffs supplemented and amended their petition. If necessary, at the appropriate time, Entergy will also raise its defenses to the antitrust claims. The suit in state court has been stayed by stipulation of the parties pending review of the decision by the City Council in the proceeding discussed in the next paragraph.

Plaintiffs also filed a corresponding complaint with the City Council in order to initiate a review by the City Council of the plaintiffs' allegations and to force restitution to ratepayers of all costs they allege were improperly and imprudently included in the fuel adjustment filings. Testimony was filed on behalf of the plaintiffs in this proceeding asserting, among other things, that Entergy New Orleans and other defendants have engaged in fuel procurement and power purchasing practices and included costs in Entergy New Orleans' fuel adjustment that could have resulted in Entergy New Orleans customers being overcharged by more than $100 million over a period of years. Hearings were held in February and March 2002. In February 2004, the City Council approved a resolution that resulted in a refund to customers of $11.3 million, including interest, during the months of June through September 2004. The resolution concludes, among other things, that the record does not support an allegation that Entergy New Orleans' actions or inactions, either alone or in concert with Entergy or any of its affiliates, constituted a misrepresentation or a suppression of the truth made in order to obtain an unjust advantage of Entergy New Orleans, or to cause loss, inconvenience or harm to its ratepayers. Management believes that it has adequately provided for the liability associated with this proceeding. The plaintiffs appealed the City Council resolution to the state courts. On May 26, 2005, the Civil District Court for the Parish of Orleans affirmed the City Council resolution that resulted in a refund to customers of $11.3 million, including interest, during the months of June through September 2004, finding no support for the plaintiff's claim that the refund amount should be higher.

In June 2005, the plaintiffs appealed the Civil District Court decision to the Louisiana Fourth Circuit Court of Appeal. Subsequent to Entergy New Orleans' filing of a bankruptcy petition in the Eastern District of Louisiana, Entergy New Orleans filed a Notice of Stay with the Court of Appeal. The Bankruptcy Court lifted the stay with respect to the plaintiffs' appeal of the Civil District Court decision, but the class action lawsuit remains stayed. In February 2006, Entergy New Orleans filed a notice removing the class action lawsuit from the Civil District Court to the U.S. District Court for the Eastern District of Louisiana. Additionally, in the Entergy New Orleans bankruptcy proceeding, the named plaintiffs in the Entergy New Orleans fuel clause lawsuit, together with the named plaintiffs in the Entergy New Orleans rate of return lawsuit, filed a Complaint for Declaratory Judgment asking the court to declare that Entergy New Orleans, Entergy Corporation, and Entergy Services are a single business enterprise, and as such, are liable in solido with Entergy New Orleans for any claims asserted in the Entergy New Orleans fuel clause lawsuit and the Entergy New Orleans rate of return lawsuit, and alternatively, that the automatic stay be lifted to permit the movants to pursue the same relief in sate court. Answers were due in this adversary proceeding in February 2006, but Entergy New Orleans has requested an extension to answer until March 2006.

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

In June 2005, a Texas law was enacted which provides that:

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
  Entergy Gulf States must file a plan by January 1, 2006, identifying the power region(s) to be considered for certification and the steps and schedule to achieve certification (as discussed below);
  Entergy Gulf States must file a transition to competition plan no later than January 1, 2007, that would address how Entergy Gulf States intends to mitigate market power and achieve full customer choice, including potential construction of additional transmission facilities, generation auctions, generation capacity divestiture, reinstatement of a customer choice pilot project, establishment of a price to beat, and other measures;
  Entergy Gulf States' rates are subject to cost-of-service regulation until retail customer choice is implemented;
  Entergy Gulf States may not file a general base rate case in Texas before June 30, 2007, with rates effective no earlier than June 30, 2008, but may seek before then the recovery of certain incremental purchased power capacity costs, adjusted for load growth, not in excess of five percent of its annual base rate revenues (as discussed above in "Deferred Fuel Costs," in July 2005 Entergy Gulf States filed a request for implementation of an incremental purchased capacity recovery rider); and
  Entergy Gulf States may recover over a period not to exceed 15 years reasonable and necessary transition to competition costs incurred before the effective date of the legislation and not previously recovered, with appropriate carrying charges (as discussed above in "Filings with the PUCT and Texas Cities," in August 2005, Entergy Gulf States filed with the PUCT an application for recovery of its transition to competition costs).

Entergy Gulf States made the January 2006 filing regarding the identification of power region(s) required by the 2005 legislation, and based on the statutory requirements for the certification of a qualified power region (QPR), previous PUCT rulings, and Entergy Gulf States' geographical location, Entergy Gulf States identified three potential power regions:

  Electric Reliability Council of Texas (ERCOT) as the power region and Independent Organization (IO);
  Southwest Power Pool (SPP) as the power region and IO; and
  the Entergy market as the power region and the Independent Coordinator of Transmission (ICT) as the IO.

Based on previous rulings of the PUCT, and absent reconsideration of those rulings, Entergy Gulf States believes that the third alternative - an ICT operating in Entergy's market area - is not likely to be a viable QPR alternative at this time. Accordingly, while noting this alternative, Entergy Gulf States' filing focuses on the first two alternatives, which are expected to meet the statutory requirements for certification so long as certain key implementation issues can be resolved. Entergy Gulf States' filing enumerated and discussed the corresponding steps and a high-level schedule associated with certifying either of these two power regions.

Entergy Gulf States' filing does not make a recommendation between ERCOT and the SPP as a power region. Rather, the filing discusses the major issues that must be resolved for either of those alternatives to be implemented. In the case of ERCOT, the major issue is the cost and time related to the construction of facilities to interconnect Entergy Gulf States' Texas operations with ERCOT, while addressing the interest of Entergy Gulf States' retail customers and certain wholesale customers in access to generation outside of Texas. With respect to the SPP, the major issue is the development of protocols that would ultimately be necessary to implement retail open access.

Entergy Gulf States recommended that the PUCT open a project for the purpose of involving stakeholders in the selection of the single power region that Entergy Gulf States should request for certification. Entergy Gulf States notes that House Bill 1567 also directs Entergy Gulf States to file a transition to competition filing no later than January 1, 2007. The contents of the January 1, 2007 filing will be affected by the power region selected. Accordingly, Entergy Gulf States recommended that the goal of the project should be to reach consensus on a power region in a timely manner to inform Entergy Gulf States' January 1, 2007 filing.

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

NOTE 3. INCOME TAXES

Income tax expenses for 2005, 2004, and 2003 consist of the following:

2005	Entergy Arkansas	Entergy Gulf States	Entergy Louisiana Holdings	Entergy Louisiana, LLC	Entergy Mississippi	Entergy New Orleans	System Energy
	(In Thousands)
Current:
Federal (a)(b)	($5,534)	($256,561)	($139,018)	($38,109)	($115,504)	($141,249)	$171,318
State (a)(b)	36	(37,962)	10,249	10,249	(8,547)	(13,115)	10,566
Total (a)(b)	(5,498)	(294,523)	(128,769)	(27,860)	(124,051)	(154,364)	181,884
Deferred - net	106,898	410,500	229,279	128,370	159,333	156,581	(109,065)
Investment tax credit
adjustments - net	(4,452)	(5,707)	(3,691)	(3,691)	(1,329)	(427)	(3,476)
Recorded income tax expense	$96,948	$110,270	$96,819	$96,819	$33,953	$1,790	$69,343

2004	Entergy Arkansas	Entergy Gulf States	Entergy Louisiana Holdings	Entergy Louisiana, LLC	Entergy Mississippi	Entergy New Orleans	System Energy
	(In Thousands)
Current:
Federal (a)	$14,490	$42,436	$2,439	$2,439	($23,568)	($19,259)	$222,622
State (a)	8,727	7,944	1,957	1,957	(1,221)	(3,655)	33,926
Total (a)	23,217	50,380	4,396	4,396	(24,789)	(22,914)	256,548
Deferred - net	70,674	63,615	80,207	80,207	63,234	40,226	(175,059)
Investment tax credit
adjustments - net	(4,827)	(5,707)	(5,128)	(5,128)	(1,405)	(444)	(3,476)
Recorded income tax expense	$89,064	$108,288	$79,475	$79,475	$37,040	$16,868	$78,013

2003	Entergy Arkansas	Entergy Gulf States	Entergy Louisiana Holdings	Entergy Louisiana, LLC	Entergy Mississippi	Entergy New Orleans	System Energy
	(In Thousands)
Current:
Federal (a)	$40,632	($11,535)	($745,724)	($745,724)	($2,969)	($7,655)	$95,670
State (a)	16,306	(1,503)	(16,243)	(16,243)	2,565	(1,871)	15,382
Total (a)	56,938	(13,038)	(761,967)	(761,967)	(404)	(9,526)	111,052
Deferred - net	53,309	49,365	864,656	864,656	36,240	15,853	(31,731)
Investment tax credit
adjustments - net	(4,951)	(12,078)	(5,281)	(5,281)	(1,405)	(452)	(3,476)
Recorded income tax expense	$105,296	$24,249	$97,408	$97,408	$34,431	$5,875	$75,845

(a)

Entergy Louisiana's actual cash taxes paid/(refunded) were $11,116 in 2005, ($70,650) in 2004, and $35,128 in 2003. Entergy Louisiana's mark-to-market tax accounting election significantly reduced taxes paid in 2002. In 2001, Entergy Louisiana changed its method of accounting for tax purposes related to its wholesale electric power contracts. The most significant of these is the contract to purchase power from the Vidalia project (the contract is discussed in Note 8 to the domestic utility companies and System Energy financial statements). The new tax accounting method has provided a cumulative cash flow benefit of approximately $664 million through 2005, which could reverse in the years 2006 through 2031 depending on several variables, including the price of power. The election did not reduce book income tax expense.

(b)

In 2003, the domestic utility companies and System Energy filed with the IRS a change in tax accounting method notification for their respective calculations of cost of goods sold. The adjustment implemented a simplified method of allocation of overhead to the production of electricity, which is provided under IRS capitalization regulations. The cumulative adjustment placing these companies on the new methodology resulted in a $1.13 billion deduction for Entergy Arkansas, a $641 million deduction for Entergy Gulf States, a $474 million deduction for Entergy Louisiana, a $111 million deduction for Entergy Mississippi, a $32 million deduction for Entergy New Orleans, and a $440 million deduction for System Energy on Entergy's 2003 income tax return. Entergy's current estimates of the utilization through 2005 indicate that Entergy Arkansas realized $115 million, Entergy Gulf States realized $46 million, Entergy Louisiana realized $64 million, Entergy Mississippi realized $2 million, and System Energy realized $138 million in cash tax benefit from the method change. The IRS issued new proposed regulations, effective in 2005, which disallow a portion of Entergy's method. Approximately $776 million of tax deductions have to be reversed and will be recognized in taxable income equally over two years, 2005 and 2006. Entergy Arkansas' share of this reversal is $270 million. Entergy Gulf States' share is $148 million. Entergy Louisiana's share is $145 million. Entergy Mississippi's share is $124 million. Entergy New Orleans' share is $27 million. System Energy's share is $62 million. In 2005, the domestic utility companies and System Energy filed a notice with the IRS of a new tax accounting method for their respective calculations of cost of goods sold. It is anticipated that this new method will offset a significant portion of the previously stated adjustment to taxable income. As Entergy is in a consolidated net operating loss position, the adjustment required by the new regulations has the effect of reducing the consolidated net operating loss and does not require a payment to the IRS at this time. However, to the extent the individual companies making this election do not have other deductions or sufficient net operating losses, they will have to pay back their benefits received to other Entergy companies under the Entergy Tax Allocation Agreement. At this time, it is estimated that Entergy Mississippi would owe $1 million and System Energy would owe $9 million. The new tax accounting method change is also subject to IRS scrutiny. Should the IRS fully deny the use of Entergy's tax accounting method for cost of goods sold, the companies would have to pay back all of the benefits received.

Total income taxes differ from the amounts computed by applying the statutory income tax rate to income before taxes. The reasons for the differences for the years 2005, 2004, and 2003 are:
	Entergy	Entergy	Entergy	Entergy	Entergy	System
2005	Arkansas	Gulf States	Louisiana	Mississippi	New Orleans	Energy
	(In Thousands)

Computed at statutory rate (35%)	$95,054	$110,868	$78,715	$33,619	$1,064	$63,345
Increases (reductions) in tax
resulting from:
State income taxes net of
federal income tax effect	11,318	10,204	7,213	3,154	221	6,567
Regulatory differences -
utility plant items	540	5,087	11,135	255	2,441	9,525
Amortization of investment
tax credits	(4,452)	(5,316)	(3,691)	(1,332)	(424)	(3,476)
Flow-through/permanent
differences	(3,148)	(8,843)	(4,420)	(1,344)	(1,439)	(6,626)
Other - net	(2,364)	(1,730)	7,867	(399)	(73)	8
Total income taxes	$96,948	$110,270	$96,819	$33,953	$1,790	$69,343

Effective Income Tax Rate	35.7%	34.8%	43.0%	35.3%	58.9%	38.3%

	Entergy	Entergy	Entergy	Entergy	Entergy	System
2004	Arkansas	Gulf States	Louisiana	Mississippi	New Orleans	Energy
	(In Thousands)

Computed at statutory rate (35%)	$80,946	$105,194	$72,440	$38,688	$15,729	$64,386
Increases (reductions) in tax
resulting from:
State income taxes net of
federal income tax effect	12,204	8,289	6,411	3,845	1,158	7,665
Regulatory differences -
utility plant items	13,775	6,951	10,052	(1,482)	1,373	10,528
Amortization of investment
tax credits	(4,827)	(5,316)	(5,128)	(1,405)	(444)	(3,476)
Flow-through/permanent
differences	(9,127)	(7,080)	(3,576)	(2,114)	(878)	(993)
Other - net	(3,907)	250	(724)	(492)	(70)	(97)
Total income taxes	$89,064	$108,288	$79,475	$37,040	$16,868	$78,013

Effective Income Tax Rate	38.5%	36.0%	38.4%	33.5%	37.5%	42.4%

	Entergy	Entergy	Entergy	Entergy	Entergy	System
2003	Arkansas	Gulf States	Louisiana	Mississippi	New Orleans	Energy
	(In Thousands)

Computed at statutory rate (35%)	$80,957	$30,850	$85,247	$35,522	$4,807	$63,647
Increases (reductions) in tax
resulting from:
State income taxes net of
federal income tax effect	12,987	1,270	7,764	3,000	21	7,765
Regulatory differences -
utility plant items	15,994	13,260	10,568	(930)	2,045	11,530
Amortization of investment
tax credits	(4,951)	(8,797)	(5,281)	(1,404)	(452)	(3,476)
Flow-through/permanent
differences	1,090	(10,625)	(2,012)	(1,112)	(625)	(420)
Benefit of Entergy Corp. expenses	(1,145)	(888)	-	-	-	(3,408)
Other - net	364	(821)	1,122	(645)	79	207
Total income taxes	$105,296	$24,249	$97,408	$34,431	$5,875	$75,845

Effective Income Tax Rate	45.5%	27.5%	40.0%	33.9%	42.8%	41.7%
Significant components of net deferred and long-term accrued tax liabilities as of December 31, 2005 and 2004 are as follows:
	Entergy	Entergy	Entergy	Entergy	Entergy	System
2005	Arkansas	Gulf States	Louisiana	Mississippi	New Orleans	Energy
	(In Thousands)
Deferred and Long-term Accrued Tax Liabilities:
Net regulatory assets/(liabilities)	($86,344)	($491,661)	($140,463)	($21,800)	$50,855	($214,474)
Plant-related basis differences - net	(1,277,810)	(1,716,213)	(1,094,333)	(416,728)	(183,111)	(514,130)
Power purchase agreements	(4,075)	(1,141)	(964,086)	(75)	-	-
Rate refunds	(40,429)	-	(23,186)	(49,336)	(14,448)	-
Deferred fuel	(80,109)	(128,565)	(2,139)	(29,978)	(12,881)	(6,885)
Other reserves	-	(10,442)	-	(27,457)	(40,477)	774
Other	(70,412)	(3,945)	(165,847)	(15,975)	(3,168)	(14,275)
Total	(1,559,179)	(2,351,967)	(2,390,054)	(561,349)	(203,230)	(748,990)

Deferred Tax Assets:
Accumulated deferred investment
tax credit	25,108	32,525	35,569	4,727	1,374	27,592
Sale and leaseback	-	-	89,140	-	-	149,417
Purchased power agreements	-	-	-	-	-	100,909
NOL carryforward	311,609	418,903	162,393	54,096	66,267	-
Unbilled/Deferred revenues	(1,454)	24,043	-	1,212	-	-
Pension-related items	321	14,661	19,686	(4,114)	5,698	6,745
Reserve for regulatory adjustments	-	120,792	-	-	-	-
Rate refund	-	6,530	-	-	-	170,222
Customer deposits	30,882	23,189	16,151	-	120	-
Nuclear decommissioning	12,070	-	2,833	-	-	3,671
Other	18,745	20,238	13,083	338	193	15,843
Total	397,281	660,881	338,855	56,259	73,652	474,399

Net deferred tax liability	($1,161,898)	($1,691,086)	($2,051,199)	($505,090)	($129,578)	($274,591)

	Entergy	Entergy	Entergy	Entergy	Entergy	System
2004	Arkansas	Gulf States	Louisiana	Mississippi	New Orleans	Energy
	(In Thousands)
Deferred and Long-term Accrued Tax Liabilities:
Net regulatory assets/(liabilities)	($128,594)	($479,158)	($169,675)	($22,864)	$44,867	($223,391)
Plant-related basis differences - net	(1,237,303)	(1,388,391)	(921,976)	(389,558)	(103,733)	(471,026)
Power purchase agreements	-	-	(971,676)	-	-	-
Rate refunds	(39,163)	-	(17,736)	(49,124)	(14,375)	-
Deferred fuel	(2,899)	(36,017)	(1,286)	(6,424)	(3,873)	-
Other reserves	2,686	(33,916)	27,421	5,856	(323)	(80,597)
Other	(80,980)	(20,781)	(68,381)	(16,516)	(2,982)	(11,851)
Total	(1,486,253)	(1,958,263)	(2,123,309)	(478,630)	(80,419)	(786,865)

Deferred Tax Assets:
Accumulated deferred investment
tax credit	26,936	34,359	36,989	5,235	1,538	28,922
Sale and leaseback	-	-	82,410	-	-	144,745
NOL carryforward	300,249	164,749	164,840	34,642	18,973	-
Unbilled/Deferred revenues	-	17,001	-	10,193	-	-
Pension-related items	-	14,499	13,039	-	10,656	6,737
Reserve for regulatory adjustments	-	131,112	-	-	-	-
Rate refund	-	32,932	-	-	-	170,222
Customer deposits	40,880	33,425	17,479	15,777	91	-
Nuclear decommissioning	12,070	-	2,833	-	-	-
Other	11,801	10,721	13,021	2,386	193	11,296
Total	391,936	438,798	330,611	68,233	31,451	361,922

Net deferred tax liability	($1,094,317)	($1,519,465)	($1,792,698)	($410,397)	($48,968)	($424,943)

As of December 31, 2005, estimated federal net operating loss carryforwards were $751.5 million for Entergy Arkansas, $1.1 billion for Entergy Gulf States, $85.4 million for Entergy Louisiana, $168.3 million for Entergy Mississippi, and $151.4 million for Entergy New Orleans, primarily resulting from a change in tax accounting method relating to the calculation of cost of goods sold and losses due to Hurricanes Katrina and Rita. The tax accounting method change produces temporary book tax differences, which will reverse in the future. If the federal net operating loss carryforwards are not utilized, they will expire in the years 2023 through 2025.

As of December 31, 2005, estimated state net operating loss carryforwards were and $920.9 million for Entergy Arkansas, $822.5 million for Entergy Gulf States, $2.6 billion for Entergy Louisiana, and $337.4 million for Entergy New Orleans. If the state net operating loss carryforwards are not utilized, they will expire in the years 2008 through 2010 for Entergy Arkansas, 2018 through 2020 for Entergy Gulf States, 2016 through 2020 for Entergy Louisiana, and 2018 through 2020 for Entergy New Orleans.

Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy have recorded receivables of approximately $20 million, $167 million, $54 million, $59 million and $1 million, respectively, in the "Prepayments and other" line on the balance sheet as of December 31, 2005 for anticipated income tax refunds from prior tax years under the special provisions of the Gulf Opportunity Zone Act of 2005 and the Energy Policy Act of 2005.

Income Tax Audits

Entergy is currently under audit by the IRS with respect to tax returns for tax periods subsequent to 1995 and through 2003, and is subject to audit by the IRS and other taxing authorities for subsequent tax periods.  The amount and timing of any tax assessments resulting from these audits are uncertain, and could have a material effect on Entergy's financial position and results of operations.  Entergy believes that the contingency provisions established in its financial statements will sufficiently cover the liabilities that are reasonably estimable associated with tax matters. Certain material audit matters as to which management believes there is a reasonable possibility of a future tax payment are discussed below.

Depreciable Property Lives

In October 2005, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi Entergy New Orleans, and System Energy concluded settlement discussions with IRS Appeals related to the 1996 - 1998 audit cycle. The most significant issue settled involved the changes in tax depreciation methods with respect to certain types of depreciable property. Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans partially conceded depreciation associated with assets other than street lighting and intend to pursue the street lighting depreciation in litigation. Entergy Gulf States was not part of the settlement and did not change its accounting method for these certain assets until 1999. The total cash concession related to these deductions for Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy is $56 million plus interest of $23 million. The effect of a similar settlement by Entergy Gulf States would result in a cash tax exposure of approximately $25 million plus interest of $8 million.

Because this issue relates to the timing of when depreciation expense is deducted, the conceded amount for Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy, or any future conceded amounts by Entergy Gulf States will be recovered in future periods. Entergy believes that the contingency provision established in its financial statements sufficiently covers the risk associated with this item.

Mark to Market of Certain Power Contracts

In 2001, Entergy Louisiana changed its method of accounting for income tax purposes related to its wholesale electric power contracts. The most significant of these is the contract to purchase power from the Vidalia hydroelectric project. On audit of Entergy Louisiana's 2001 tax return, the IRS made an adjustment reducing the amount of the deduction associated with this method change. The adjustment had no material impact on Entergy Louisiana's earnings and required no additional cash payment of 2001 income tax. The Vidalia contract method change has resulted in estimated cumulative cash flow benefits of approximately $664 million through December 31, 2005. This benefit could reverse in the years 2006 through 2031 depending on several variables, including the price of power. The tax accounting election has had no effect on book income tax expense.

NOTE 4. LINES OF CREDIT AND SHORT-TERM BORROWINGS (Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

The short-term borrowings of the domestic utility companies (other than Entergy New Orleans) and System Energy are limited to amounts authorized by the FERC. The current FERC-authorized limits are effective through March 31, 2008. In addition to borrowings from commercial banks, these companies are authorized under a FERC order to borrow from the Entergy System money pool The money pool is an inter-company borrowing arrangement designed to reduce Entergy's subsidiaries' dependence on external short-term borrowings. Borrowings from the money pool and external borrowings combined may not exceed the FERC authorized limits.

The following are the FERC-authorized limits for short-term borrowings effective February 8, 2006 and the outstanding short-term borrowings from the money pool for the domestic utility companies (other than Entergy New Orleans) and System Energy as of December 31, 2005:

	Authorized	Borrowings
	(In Millions)
Entergy Arkansas	$250	$27.3
Entergy Gulf States	$350	-
Entergy Louisiana	$250	$68.7
Entergy Mississippi	$175	$84.1
System Energy	$200	-

Under a savings provision in PUHCA 2005, which repealed PUHCA 1935, Entergy New Orleans may continue to be a participant in the money pool to the extent authorized by its SEC PUHCA 1935 order. However, Entergy New Orleans has not, and does not expect to make, any additional money pool borrowings while it is in bankruptcy proceedings. Entergy New Orleans had $35.6 million in borrowings outstanding from the money pool as of its bankruptcy filing date, September 23, 2005. The money pool borrowings reflected on Entergy New Orleans' Balance Sheet as of December 31, 2005 are classified as a pre-petition obligation subject to compromise.

In 2005, the domestic utility companies and System Energy reclassified their treatment of money pool activity in their cash flow statements. Changes in receivables from the money pool are now classified as investing activities, and changes in payables to the money pool are now classified as financing activities. Previously, the domestic utility companies and System Energy had classified changes in receivables from the money pool and payables to the money pool as changes in working capital balances. The 2004 and 2003 money pool activity reported in the cash flow statements was reclassified to conform to the present classification.

Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans each have 364-day credit facilities available as follows:

Company	Expiration Date	Amount of Facility	Amount Drawn as of Dec. 31, 2005

Entergy Arkansas	April 2006	$85 million (a)	-
Entergy Louisiana	April 2006	$85 million (a)	$40 million
Entergy Louisiana	May 2006	$15 million (b)
Entergy Mississippi	May 2006	$25 million	-
Entergy New Orleans	May 2006	$15 million (b)	$15 million

(a)

The combined amount borrowed by Entergy Arkansas and Entergy Louisiana under these facilities at any one time cannot exceed $85 million. Entergy Louisiana granted a security interest in its receivables to secure its $85 million facility.

(b)

The combined amount borrowed by Entergy Louisiana and Entergy New Orleans under these facilities at any one time cannot exceed $15 million. In July 2005, Entergy New Orleans granted the lender a security interest in its customer accounts receivables to secure its borrowings under its facility.

The 364-day credit facilities have variable interest rates and the average commitment fee is 0.13%. The $85 million Entergy Arkansas and Entergy Louisiana credit facilities each requires the respective company to maintain total shareholders' equity of at least 25% of its total assets.

Entergy New Orleans Debtor-in-Possession Credit Agreement

On September 26, 2005, Entergy New Orleans, as borrower, and Entergy Corporation, as lender, entered into the Debtor-in-Possession (DIP) credit agreement, a debtor-in-possession credit facility to provide funding to Entergy New Orleans during its business restoration efforts. On December 9, 2005, the bankruptcy court issued its final order approving the DIP Credit Agreement. The indenture trustee of Entergy New Orleans' first mortgage bonds appealed the final order, and that appeal is pending. Subsequent to the indenture trustee filing its notice of appeal, Entergy New Orleans, Entergy Corporation, and the indenture trustee filed with the bankruptcy court a motion to approve a settlement among the parties. The settlement would result in the dismissal of the indenture trustee's appeal. The settlement is set for hearing in the bankruptcy court on March 22, 2006.

The credit facility provides for up to $200 million in loans. These funds were requested to enable Entergy New Orleans to meet its liquidity needs, including employee wages and benefits and payments under power purchase and gas supply agreements, and to continue its efforts to repair and restore the facilities needed to serve its electric and gas customers. The facility provides the ability for Entergy New Orleans to request funding from Entergy Corporation, but the decision to lend money is at the sole discretion of Entergy Corporation. As of December 31, 2005, Entergy New Orleans had $90 million of outstanding borrowings under the DIP credit agreement. Management currently expects the bankruptcy court-authorized funding level to be sufficient to fund Entergy New Orleans' expected level of operations through 2006.

Borrowings under the DIP credit agreement are due in full, and the agreement will terminate, at the earliest of (i) August 23, 2006, or such later date as Entergy Corporation shall agree to in its sole discretion, (ii) the acceleration of the loans and the termination of the DIP credit agreement in accordance with its terms, (iii) the date of the closing of a sale of all or substantially all of Entergy New Orleans' assets pursuant to section 363 of the United States Bankruptcy Code or a confirmed plan of reorganization, or (iv) the effective date of a plan of reorganization in Entergy New Orleans' bankruptcy case.

As security for Entergy Corporation as the lender, the terms of the December 9, 2005 bankruptcy court order provide that all borrowings by Entergy New Orleans under the DIP Credit Agreement are: (i) entitled to superpriority administrative claim status pursuant to section 364(c)(1) of the Bankruptcy Code; (ii) secured by a perfected first priority lien on all property of Entergy New Orleans pursuant to sections 364(c)(2) and 364(d) of the Bankruptcy Code, except on any property of Entergy New Orleans subject to valid, perfected, and non-avoidable liens of the lender on Entergy New Orleans' $15 million credit facility; and (iii) secured by a perfected junior lien pursuant to section 364(c)(3) of the Bankruptcy Code on all property of Entergy New Orleans subject to valid, perfected, and non-avoidable liens in favor of the lender on Entergy New Orleans' $15 million credit facility that existed as of the date Entergy New Orleans filed its bankruptcy petition.

The lien granted by the bankruptcy court under sections 364(c)(2) and 364(d) primes the liens that secure Entergy New Orleans' obligations under its mortgage bond indenture that existed as of the date Entergy New Orleans filed its bankruptcy petition. To secure Entergy New Orleans' obligations under its mortgage bond indenture, the bankruptcy court's December 9, 2005 order grants in favor of the bond trustee, for the benefit of itself and the bondholders, a lien on all Entergy New Orleans property that secures its obligations under the DIP Credit Agreement. The lien in favor of the bond trustee is senior to all other liens except for the liens in favor of Hibernia National Bank and Entergy Corporation.

The interest rate on borrowings under the DIP credit agreement will be the average interest rate of borrowings outstanding under Entergy Corporation's $2 billion revolving credit facility, which was approximately 4.7% per annum at December 31, 2005.

Events of default under the DIP credit agreement include: failure to make payment of any installment of principal or interest when due and payable; the occurrence of a change of control of Entergy New Orleans; failure by either Entergy New Orleans or Entergy Corporation to receive other necessary governmental approvals and consents; the occurrence of an event having a materially adverse effect on Entergy New Orleans or its prospects; and customary bankruptcy-related defaults, including, without limitation, appointment of a trustee, "responsible person," or examiner with expanded powers, conversion of Entergy New Orleans' chapter 11 case to a case under chapter 7 of the Bankruptcy Code, and the interim or final orders approving the DIP Credit Agreement being stayed or modified or ceasing to be in full force and effect.

NOTE 5. LONG - TERM DEBT (Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

Long-term debt as of December 31, 2005 and 2004 consisted of:
	2005	2004
	(In Thousands)
Entergy Arkansas
Mortgage Bonds:
6.125% Series due July 2005	$-	$100,000
4.50% Series due June 2010	100,000	-
5.4% Series due May 2018	150,000	150,000
5.0% Series due July 2018	115,000	115,000
7.0% Series due October 2023	-	175,000
5.66% Series due February 2025	175,000	-
6.7% Series due April 2032	100,000	100,000
6.0% Series due November 2032	100,000	100,000
5.9% Series due June 2033	100,000	100,000
6.38% Series due November 2034	60,000	60,000
Total mortgage bonds	900,000	900,000

Governmental Bonds (a):
6.3% Series due 2016, Pope County (f)	19,500	19,500
5.6% Series due 2017, Jefferson County	45,500	45,500
6.3% Series due 2018, Jefferson County (f)	9,200	9,200
6.3% Series due 2020, Pope County	120,000	120,000
6.25% Series due 2021, Independence County (f)	-	45,000
5.0% Series due 2021, Independence County (f)	45,000	-
5.05% Series due 2028, Pope County (b)	-	47,000
Total governmental bonds	239,200	286,200

Other Long-Term Debt
Long-term DOE Obligation (c)	161,048	156,332
Unamortized Premium and Discount - Net	(2,010)	(4,390)
Other	-	621

Total Long-Term Debt	1,298,238	1,338,763
Less Amount Due Within One Year	-	147,000
Long-Term Debt Excluding Amount Due Within One Year	$1,298,238	$1,191,763

Fair Value of Long-Term Debt (d)	$1,141,332	$1,224,942

	2005	2004
	(In Thousands)
Entergy Gulf States
Mortgage Bonds:
6.77% Series due August 2005	$-	$98,000
3.6% Series due June 2008	325,000	325,000
Libor + 0.75% Series due December 2008	350,000	-
Libor + 0.4% Series due December 2009	225,000	225,000
5.12 % Series due August 2010	100,000	-
4.875% Series due November 2011	200,000	200,000
6.0% Series due December 2012	140,000	140,000
5.6% Series due December 2014	50,000	50,000
5.70% Series due June 2015	200,000	-
5.25% Series due August 2015	200,000	200,000
6.2% Series due July 2033	240,000	240,000
6.18% Series due March 2035	85,000	-
Total mortgage bonds	2,115,000	1,478,000

Governmental Bonds (a):
5.45% Series due 2010, Calcasieu Parish	22,095	22,095
6.75% Series due 2012, Calcasieu Parish	48,285	48,285
6.7% Series due 2013, Pointe Coupee Parish	17,450	17,450
5.7% Series due 2014, Iberville Parish	21,600	21,600
7.7% Series due 2014, West Feliciana Parish	-	94,000
5.8% Series due 2015, West Feliciana Parish	28,400	28,400
7.0% Series due 2015, West Feliciana Parish	39,000	39,000
7.5% Series due 2015, West Feliciana Parish	-	41,600
9.0% Series due 2015, West Feliciana Parish	-	45,000
5.8% Series due 2016, West Feliciana Parish	20,000	20,000
6.6% Series due 2028, West Feliciana Parish	40,000	40,000
Total governmental bonds	236,830	417,430

Other Long-Term Debt
8.75% Junior Subordinated Deferrable Interest Debentures	-	87,629
Unamortized Premium and Discount - Net	(2,516)	(2,397)
Other	8,816	8,816

Total Long-Term Debt	2,358,130	1,989,478
Less Amount Due Within One Year	-	98,000
Long-Term Debt Excluding Amount Due Within One Year	$2,358,130	$1,891,478

Fair Value of Long-Term Debt (d)	$2,364,695	$1,999,249

	2005	2004
	(In Thousands)
Entergy Louisiana
Mortgage Bonds:
4.67% Series due June 2010	$55,000	$-
5.83% Series due November 2010	150,000	-
5.09% Series due November 2014	115,000	115,000
5.56% Series due September 2015	100,000	-
5.5% Series due April 2019	100,000	100,000
7.6% Series due April 2032	150,000	150,000
6.4% Series due October 2034	70,000	70,000
6.3% Series due September 2035	100,000	-
Total mortgage bonds	840,000	435,000

Governmental Bonds (a):
7.5% Series due 2021, St. Charles Parish	-	50,000
7.0% Series due 2022, St. Charles Parish	-	24,000
7.05% Series due 2022, St. Charles Parish	-	20,000
5.95% Series due 2023, St. Charles Parish (f)	25,000	25,000
6.2% Series due 2023, St. Charles Parish	-	33,000
6.875% Series due 2024, St. Charles Parish	-	20,400
6.375% Series due 2025, St. Charles Parish	-	16,770
Auction Rate due 2030, St. Charles Parish (f)	60,000	60,000
4.9% Series due 2030, St. Charles Parish (e)	-	55,000
Total governmental bonds	85,000	304,170

Other Long-Term Debt:
Waterford 3 Lease Obligation 7.45% (Note 9)	247,725	247,725
Unamortized Premium and Discount - Net	(325)	(1,200)

Total Long-Term Debt	1,172,400	985,695
Less Amount Due Within One Year	-	55,000
Long-Term Debt Excluding Amount Due Within One Year	$1,172,400	$930,695

Fair Value of Long-Term Debt (d)	$934,821	$762,782

	2005	2004
	(In Thousands)
Entergy Mississippi
Mortgage Bonds:
4.35% Series due April 2008	$100,000	$100,000
4.65% Series due May 2011	80,000	80,000
5.15% Series due February 2013	100,000	100,000
4.95% Series due June 2018	95,000	95,000
6.0% Series due November 2032	75,000	75,000
7.25% Series due December 2032	100,000	100,000
6.25% Series due April 2034	100,000	100,000
Total mortgage bonds	650,000	650,000

Governmental Bonds (a):
4.60% Series due 2022, Mississippi Business Finance Corp.(f)	16,030	16,030
Auction Rate due 2022, Independence County (f)	30,000	30,000
Total governmental bonds	46,030	46,030

Other Long-Term Debt:
Unamortized Premium and Discount - Net	(884)	(957)

Total Long-Term Debt	$695,146	$695,073

Fair Value of Long-Term Debt (d)	$697,772	$716,201

	2005	2004
	(In Thousands)
Entergy New Orleans
Mortgage Bonds(g):
8.125% Series due July 2005	$-	$30,000
3.875% Series due August 2008	30,000	30,000
4.98% Series due July 2010	30,000	-
5.25% Series due August 2013	70,000	70,000
6.75% Series due October 2017	25,000	25,000
5.6% Series due September 2024	34,975	35,000
5.65% Series due September 2029	39,960	40,000
Total mortgage bonds	229,935	230,000

Other Long-Term Debt:
Unamortized Premium and Discount - Net	(76)	(98)

Total Long-Term Debt (h)	229,859	229,902
Less Amount Due Within One Year	-	30,000
Long-Term Debt Excluding Amount Due Within One Year	$229,859	$199,902

Fair Value of Long-Term Debt (d)	$199,100	$231,957

	2005	2004
	(In Thousands)
System Energy
Mortgage Bonds:
4.875% Series due October 2007	$70,000	$70,000
Total mortgage bonds	70,000	70,000

Governmental Bonds (a):
5.875% Series due 2022, Mississippi Business Finance Corp.	216,000	216,000
5.9% Series due 2022, Mississippi Business Finance Corp.	102,975	102,975
6.2% Series due 2026, Claiborne County	90,000	90,000
Total governmental bonds	408,975	408,975

Other Long-Term Debt:
Grand Gulf Lease Obligation 5.02% (Note 9)	364,806	397,119
Unamortized Premium and Discount - Net	(1,150)	(1,235)

Total Long-Term Debt	842,631	874,859
Less Amount Due Within One Year	22,989	25,266
Long-Term Debt Excluding Amount Due Within One Year	$819,642	$849,593

Fair Value of Long-Term Debt (d)	$474,508	$470,187

(a)	Consists of pollution control revenue bonds and environmental revenue bonds.
(b)

The bonds had a mandatory tender date of September 1, 2005. Entergy Arkansas purchased the bonds from the holders, pursuant to the mandatory tender provision, and has not remarketed the bonds at this time.

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

(e)

The bonds had a mandatory tender date of June 1, 2005. Entergy Louisiana purchased the bonds from the holders, pursuant to the mandatory tender provision, and has not remarketed the bonds at this time.

(f)	The bonds are secured by a series of collateral first mortgage bonds.
(g)	Under a settlement agreement currently pending approval of the bankruptcy court, the holders have agreed to forego the accrual of interest on the bonds for one year beginning September 23, 2005.
(h)	The 2005 long-term debt is classified as Liabilities Subject to Compromise on the Balance Sheet.

The annual long-term debt maturities (excluding lease obligations) for debt outstanding as of December 31, 2005, for the next five years are as follows:

	Entergy Arkansas	Entergy Gulf States	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	System Energy
	(In Thousands)

2006	-	-	-	-	-	-
2007	-	-	-	-	-	$70,000
2008	-	$675,000	-	$100,000	$30,000	-
2009	-	$225,000	-	-	-	-
2010	$100,000	$122,095	$205,000	-	$30,000	-

Prior to February 8, 2006, the long-term securities issuances of Entergy Gulf States, Entergy Louisiana, LLC (as well as, prior to December 31, 2005, Entergy Louisiana, Inc., the predecessor to Entergy Louisiana, LLC's SEC financing authority), Entergy Mississippi and System Energy were authorized by the SEC under PUHCA 1935. Effective on that date, the FERC has jurisdiction over these issuances. Entergy Gulf States and Entergy Louisiana, LLC have obtained FERC authorization for their long-term financing. The long-term securities issuances of Entergy Arkansas are limited to amounts authorized by the APSC.

Under a savings provision contained in PUHCA 2005, which repealed PUHCA 1935, Entergy Mississippi and System Energy can each rely, after the repeal, on the long-term securities issuance authority in its SEC PUHCA 1935 order or orders unless superceded by FERC authorization. Under its SEC order, Entergy Mississippi cannot incur additional indebtedness or issue other securities unless (a) the issuer and Entergy Corporation maintain a common equity ratio of at least 30% and (b) the security to be issued (if rated) and all its outstanding securities of the issuer, as well as all outstanding securities of Entergy Corporation, that are rated, are rated investment grade.

Junior Subordinated Deferrable Interest Debentures and Implementation of FIN 46 (Entergy Gulf States)

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

Entergy Gulf States Capital I (Trust) was established as a financing subsidiary of Entergy Gulf States, (the parent company or companies, collectively) for the purposes of issuing common and preferred securities. The Trust issued Cumulative Quarterly Income Preferred Securities (Preferred Securities) to the public and issued common securities to its parent companies. Proceeds from such issues were used to purchase junior subordinated deferrable interest debentures (Debentures) from the parent company. The Debentures held by the Trust were its only assets. The Trust used interest payments received on the Debentures owned by it to make cash distributions on the Preferred Securities and common securities. The parent company fully and unconditionally guaranteed payment of distributions on the Preferred Securities issued by the Trust. Prior to the application of FIN 46, the parent company consolidated its interest in its Trust. Because the parent company's share of expected losses of its Trust is limited to its investment in its Trust, the parent company is not considered the primary beneficiary and therefore de-consolidated its interest in the Trust upon application of FIN 46 with no significant impact to the financial statements. In 2004, the parent company's investment in the Trust and the Debentures issued by the parent company is included in Other Property and Investments and Long-Term Debt, respectively. In 2005, Entergy Gulf States redeemed the Debentures and the Trust redeemed the Preferred Securities.

Tax Exempt Bond Audit (Entergy Louisiana)

The Internal Revenue Service (IRS) is auditing certain Tax Exempt Bonds (Bonds) issued by St. Charles Parish, State of Louisiana (the Issuer). The Bonds were issued to finance previously unfinanced acquisition costs expended by Entergy Louisiana to acquire certain radioactive solid waste disposal facilities (the Facilities) at the Waterford Steam Electric Generating Station. In March and April 2005, the IRS issued proposed adverse determinations that the Issuer's 7.0% Series bonds due 2022, 7.5% Series bonds due 2021, and 7.05% Series bonds due 2022 are not tax exempt. The stated basis for these determinations was that radioactive waste did not constitute "solid waste" within the provisions of the Internal Revenue Code and therefore the Facilities did not qualify as solid waste disposal facilities. The Issuer has requested administrative appeals of the proposed adverse determinations with respect to the Bonds to the IRS Office of Appeals. The Issuer and Entergy Louisiana intend to continue to contest vigorously these matters. The three series of Bonds are the only series of bonds issued by the Issuer for the benefit of Entergy Louisiana that are the subject of audits by the IRS.

NOTE 6. PREFERRED STOCK (Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans)

The number of shares authorized and outstanding and dollar value of preferred stock for Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans as of December 31, 2005 and 2004 are presented below. Only the two Entergy Gulf States series "with sinking fund" contain mandatory redemption requirements. All other series of the U.S. Utility are redeemable at Entergy's option at the call prices presented. Dividends paid on all of Entergy's preferred stock series are eligible for the dividends received deduction. The dividends received deduction is limited by Internal Revenue Code section 244 for the following preferred stock series: Entergy Arkansas 4.72%, Entergy Gulf States 4.40%, Entergy Louisiana Holdings 4.96%, Entergy Mississippi 4.56%, and Entergy New Orleans 4.75%.

	Shares Authorized and Outstanding		Dollars (In Thousands)		Call Price Per Share as of December 31,
	2005	2004	2005	2004	2005
Entergy Arkansas Preferred Stock
Without sinking fund:
Cumulative, $100 par value:
4.32% Series	70,000	70,000	$7,000	$7,000	$103.65
4.72% Series	93,500	93,500	9,350	9,350	$107.00
4.56% Series	75,000	75,000	7,500	7,500	$102.83
4.56% 1965 Series	75,000	75,000	7,500	7,500	$102.50
6.08% Series	100,000	100,000	10,000	10,000	$102.83
7.32% Series	100,000	100,000	10,000	10,000	$103.17
7.80% Series	150,000	150,000	15,000	15,000	$103.25
7.40% Series	200,000	200,000	20,000	20,000	$102.80
7.88% Series	150,000	150,000	15,000	15,000	$103.00
Cumulative, $0.01 par value:
$1.96 Series (a)	600,000	600,000	15,000	15,000	$25.00
Total without sinking fund	1,613,500	1,613,500	$116,350	$116,350

	Shares Authorized and Outstanding		Dollars (In Thousands)		Call Price Per Share as of December 31,
	2005	2004	2005	2004	2005
Entergy Gulf States Preferred Stock
Preferred Stock
Authorized 6,000,000 shares, $100 par value, cumulative
Without sinking fund:
4.40% Series	51,173	51,173	$5,117	$5,117	$108.00
4.50% Series	5,830	5,830	583	583	$105.00
4.40% 1949 Series	1,655	1,655	166	166	$103.00
4.20% Series	9,745	9,745	975	975	$102.82
4.44% Series	14,804	14,804	1,480	1,480	$103.75
5.00% Series	10,993	10,993	1,099	1,099	$104.25
5.08% Series	26,845	26,845	2,685	2,685	$104.63
4.52% Series	10,564	10,564	1,056	1,056	$103.57
6.08% Series	32,829	32,829	3,283	3,283	$103.34
7.56% Series	308,830	308,830	30,883	30,883	$101.80
Total without sinking fund	473,268	473,268	$47,327	$47,327

With sinking fund:
Adjustable Rate-A, 7.0% (b)	72,000	84,000	$7,200	$8,400	$100.00
Adjustable Rate-B, 7.0% (b)	67,500	90,000	6,750	9,000	$100.00
Total with sinking fund	139,500	174,000	$13,950	$17,400

Fair Value of Preferred Stock with Sinking Fund (c)			$15,286	$15,286

	Shares Authorized and Outstanding		Dollars (In Thousands)		Call Price Per Share as of December 31,
	2005	2004	2005	2004	2005
Entergy Louisiana Holdings Preferred Stock
Without sinking fund:
Cumulative, $100 par value:
4.96% Series	60,000	60,000	$6,000	$6,000	$104.25
4.16% Series	70,000	70,000	7,000	7,000	$104.21
4.44% Series	70,000	70,000	7,000	7,000	$104.06
5.16% Series	75,000	75,000	7,500	7,500	$104.18
5.40% Series	80,000	80,000	8,000	8,000	$103.00
6.44% Series	80,000	80,000	8,000	8,000	$102.92
7.84% Series	100,000	100,000	10,000	10,000	$103.78
7.36% Series	100,000	100,000	10,000	10,000	$103.36
Cumulative, $25 par value:
8.00% Series	1,480,000	1,480,000	37,000	37,000	$25.00
Total without sinking fund	2,115,000	2,115,000	$100,500	$100,500

	Shares Authorized and Outstanding		Dollars (In Thousands)		Call Price Per Share as of December 31,
	2005	2004	2005	2004	2005
Entergy Louisiana, LLC Preferred Stock
Without sinking fund:
Cumulative, $100 par value:
6.95% Series	1,000,000	-	$100,000	$-	$-
Total without sinking fund	1,000,000	-	$100,000	$-

	Shares Authorized and Outstanding		Dollars (In Thousands)		Call Price Per Share as of December 31,
	2005	2004	2005	2004	2005
Entergy Mississippi Preferred Stock
Without sinking fund:
Cumulative, $100 par value:
4.36% Series	59,920	59,920	$5,992	$5,992	$103.88
4.56% Series	43,887	43,887	4,389	4,389	$107.00
4.92% Series	100,000	100,000	10,000	10,000	$102.88
7.44% Series	-	100,000	-	10,000	$-
8.36% Series	-	200,000	-	20,000	$-
Cumulative, $25 par value
6.25% Series (d)	1,200,000	-	30,000	-	$-
Total without sinking fund	1,403,807	503,807	$50,381	$50,381

	Shares Authorized and Outstanding		Dollars (In Thousands)		Call Price Per Share as of December 31,
	2005	2004	2005	2004	2005
Entergy New Orleans Preferred Stock
Without sinking fund:
Cumulative, $100 par value:
4.75% Series	77,798	77,798	$7,780	$7,780	$105.00
4.36% Series	60,000	60,000	6,000	6,000	$104.58
5.56% Series	60,000	60,000	6,000	6,000	$102.59
Total without sinking fund	197,798	197,798	$19,780	$19,780

(a)	The total dollar value represents the liquidation value of $25 per share.
(b)	Represents weighted-average annualized rates for 2005 and 2004.
(c)

Fair values were determined using bid prices reported by dealer markets and by nationally recognized investment banking firms. There is an additional disclosure of fair value of financial instruments in Note 12 to the domestic utility companies and System Energy financial statements.

(d)	Series is non-callable until August 2010; thereafter callable at par.

Entergy Gulf States' preferred stock with sinking fund retirements were 34,500 shares in 2005, 2004, and 2003. Entergy Gulf States has annual sinking fund requirements of $3.45 million through 2009 for its preferred stock outstanding. Entergy Gulf States has the annual non-cumulative option to redeem, at par, additional amounts of certain series of its outstanding preferred stock.

In June 2005, Entergy Mississippi issued 1,200,000 shares of $25 par value 6.25% Series Preferred Stock, all of which are outstanding as of December 31, 2005. The dividends are cumulative and payable quarterly beginning November 1, 2005. The preferred stock is redeemable on or after July 1, 2010, at Entergy Mississippi's option, at the call price of $25 per share. The proceeds from this issuance were used in the third quarter of 2005 to redeem all $20 million of Entergy Mississippi's $100 par value 8.36% Series Preferred Stock and all $10 million of Entergy Mississippi's $100 par value 7.44% Series Preferred Stock.

In December 2005, Entergy Louisiana, LLC issued 1,000,000 shares of $100 par value 6.95% Series Preferred Stock, all of which are outstanding as of December 31, 2005. The dividends are cumulative and payable quarterly beginning March 15, 2006. The preferred stock is redeemable on or after December 31, 2010, at Entergy Louisiana's option, at the call price of $100 per share. The proceeds from the issuance will be used to repay short-term borrowings.

Entergy New Orleans has 77,798 shares of $100 par value, 4-3/4 % series preferred stock ("4-3/4% Preferred") issued and outstanding.  The 4-3/4% Preferred is non-voting, limited and preferred as to dividends, has a preference in liquidation over the common stock equal to its par value ($100), has redemption rights equal to 105% of its issue price and is not convertible into any other class of stock. The 4-3/4% Preferred is entitled to a quarterly dividend to be paid on the first day of January, April, July, and October.  Due to its bankruptcy, Entergy New Orleans did not pay the preferred stock dividends due October 1, 2005 or January 1, 2006.  If dividends with respect to the 4-3/4% Preferred are not paid by July 1, 2006, the holders of these shares will have the right to elect a majority of the Entergy New Orleans board of directors.  If the 4-3/4% Preferred obtain the right to elect a majority of the Entergy New Orleans board of directors, Entergy New Orleans will no longer be a member of the Entergy Consolidated Tax Return Group.  If Entergy New Orleans is not a member of the Entergy Consolidated Tax Return Group, Entergy New Orleans is not entitled to benefits under the Entergy Income Tax Allocation Agreement.

NOTE 7. COMMON EQUITY (Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans

Dividend Restrictions

Provisions within the Articles of Incorporation or pertinent indentures and various other agreements relating to the long-term debt and preferred stock of the domestic utility companies and System Energy restrict the payment of cash dividends or other distributions on their common and preferred stock. As of December 31, 2005, Entergy Arkansas and Entergy Mississippi had restricted retained earnings unavailable for distribution to Entergy Corporation of $396.4 million and $68.5 million, respectively.

The Federal Power Act restricts the ability of a public utility to pay dividends out of capital. As a result of its restructuring and the related accounting, Entergy Louisiana, LLC applied to the FERC for a declaratory order to pay dividends on its common and preferred membership interests from the following sources: (1) the amount of Entergy Louisiana, Inc.'s retained earnings immediately prior to its restructuring on December 31, 2005; (2) an amount in excess of the amount in (1) over a transition period not expected to last more than 3 years as long as Entergy Louisiana, LLC's proprietary capital ratio is, and will remain, above 30%; and (3) the amount of Entergy Louisiana, LLC's retained earnings after the restructuring. The FERC granted the declaratory order on January 23, 2006. Dividends paid by Entergy Louisiana, LLC on its common membership interests to Entergy Louisiana Holdings, Inc. may, in turn, be paid by Entergy Louisiana Holdings, Inc. to Entergy Corporation without the need for FERC approval. As a wholly-owned subsidiary, Entergy Louisiana Holdings, Inc. dividends its earnings to Entergy Corporation at a percentage determined monthly.

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

Entergy New Orleans Bankruptcy

See Note 14 to the consolidated financial statements for information on the Entergy New Orleans bankruptcy proceeding.

Vidalia Purchased Power Agreement (Entergy Louisiana)

Entergy Louisiana has an agreement extending through the year 2031 to purchase energy generated by a hydroelectric facility known as the Vidalia project. Entergy Louisiana made payments under the contract of approximately $115.1 million in 2005, $147.7 million in 2004, and $112.6 million in 2003. If the maximum percentage (94%) of the energy is made available to Entergy Louisiana, current production projections would require estimated payments of approximately $130.4 million in 2006, and a total of $3.4 billion for the years 2007 through 2031. Entergy Louisiana currently recovers the costs of the purchased energy through its fuel adjustment clause. In an LPSC-approved settlement related to tax benefits from the tax treatment of the Vidalia contract, Entergy Louisiana agreed to credit rates by $11 million each year for up to ten years, beginning in October 2002. The provisions of the settlement also provide that the LPSC shall not recognize or use Entergy Louisiana's use of the cash benefits from the tax treatment in setting any of Entergy Louisiana's rates. Therefore, to the extent Entergy Louisiana's use of the proceeds would ordinarily have reduced its rate base, no change in rate base shall be reflected for ratemaking purposes.

System Fuels (Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

The domestic utility companies that are owners of System Fuels have made loans to System Fuels to finance its fuel procurement, delivery, and storage activities. The following loans outstanding to System Fuels as of December 31, 2005 mature in 2008:

Owner	Ownership Percentage	Loan Outstanding at December 31, 2005

Entergy Arkansas	35%	$11.0 million
Entergy Louisiana	33%	$14.2 million
Entergy Mississippi	19%	$5.5 million
Entergy New Orleans	13%	$3.3 million

Nuclear Insurance (Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

Third Party Liability Insurance

The Price-Anderson Act provides insurance for the public in the event of a nuclear power plant accident. The costs of this insurance are borne by the nuclear power industry. Originally passed by Congress in 1957 and most recently amended in 2005, the Price-Anderson Act requires nuclear power plants to show evidence of financial protection in the event of a nuclear accident. This protection must consist of two levels:
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

2.

Within the Secondary Financial Protection level, each nuclear plant must pay a retrospective premium, equal to its proportionate share of the loss in excess of the primary level, up to a maximum of $100.6 million per reactor per incident. This consists of a $95.8 million maximum retrospective premium plus a five percent surcharge that may be applied, if needed, at a rate that is presently set at $15 million per year per nuclear power reactor. There are no domestically- or foreign-sponsored terrorism limitations.

Currently, 104 nuclear reactors are participating in the Secondary Financial Protection program - 103 operating reactors and one under construction. The product of the maximum retrospective premium assessment to the nuclear power industry and the number of nuclear power reactors provides over $10 billion in insurance coverage to compensate the public in the event of a nuclear power reactor accident.

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

Property Insurance

Entergy's nuclear owner/licensee subsidiaries are members of certain mutual insurance companies that provide property damage coverage, including decontamination and premature decommissioning expense, to the members' nuclear generating plants. These programs are underwritten by Nuclear Electric Insurance Limited (NEIL). As of December 31, 2005, the domestic utility companies and System Energy were insured against such losses per the following structures:

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

In addition, Waterford 3 and Grand Gulf are also covered under NEIL's Accidental Outage Coverage program. This coverage provides certain fixed indemnities in the event of an unplanned outage that results from a covered NEIL property damage loss, subject to a deductible. The following summarizes this coverage as of December 31, 2005:

Waterford 3

  $2.95 million weekly indemnity
  $413 million maximum indemnity
  Deductible: 26 week waiting period

Grand Gulf

  $100,000 weekly indemnity
  $14 million maximum indemnity
  Deductible: 26 week waiting period

Under the property damage and accidental outage insurance programs, Entergy's nuclear plants could be subject to assessments should losses exceed the accumulated funds available from NEIL. As of December 31, 2005, the maximum amount of such possible assessments per occurrence were $16.1 million for Entergy Arkansas, $10.9 million for Entergy Gulf States, $13.3 million for Entergy Louisiana, $0.15 million for Entergy Mississippi, $0.15 million for Entergy New Orleans, and $11.9 million for System Energy.

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

Non-Nuclear Property Insurance (Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans)

Entergy's non-nuclear property insurance program provides coverage up to $400 million on an Entergy system-wide basis, subject to a $20 million per occurrence self-insured retention, for all risks coverage for direct physical loss or damage, including boiler and machinery breakdown.  Covered property generally includes power plants, substations, facilities, inventories, and gas distribution-related properties. Excluded property generally includes above-ground transmission and distribution lines, poles, and towers. The primary property program (excess of the deductible) is placed through Oil Insurance Limited ($250 million layer) with the excess program ($150 million layer) placed on a quota share basis through underwriters at Lloyds (50%) and Hartford Steam Boiler Inspection and Insurance Company (50%).  There is an aggregation limit of $1 billion for all parties insured by OIL for any one occurrence. Coverage is in place for Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy Gulf States, and Entergy New Orleans.

In addition to the OIL program, Entergy has purchased additional coverage for some of its non-regulated, non-generation assets through Zurich American.  This policy serves to buy-down the $20 million deductible and is placed on a scheduled location basis. The applicable deductibles are $100,000 or $250,000 as per the schedule provided to underwriters.

Nuclear Decommissioning and Other Retirement Costs (Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, System Energy)

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

	December 31,
	2005	2004
	(In Millions)

Entergy Arkansas	$86.2	$34.9
Entergy Gulf States	$17.9	$0.9
Entergy Louisiana	($22.8)	($34.6)
Entergy Mississippi	$40.9	$32.7
Entergy New Orleans	$5.4	$1.3
System Energy	$17.9	$17.1

The cumulative decommissioning and retirement cost liabilities and expenses recorded in 2005 by Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and System Energy were as follows:
	Liabilities as of December 31, 2004	Accretion	Implementation of FIN 47	Change in Cash Flow Estimate	Liabilities as of December 31, 2005
	(In Millions)

ANO 1 and ANO 2	$492.7	$31.3	$5.3	($87.2)	$442.1
River Bend	$152.1	$13.8	$9.6	$-	$175.5
Waterford 3	$347.3	$18.7	$8.9	($153.6)	$221.3
Grand Gulf	$335.9	$24.4	$-	($41.4)	$318.9

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

In the third quarter of 2004, Entergy Gulf States recorded a revision to its estimated decommissioning cost liability in accordance with a new decommissioning cost study for River Bend that reflected an expected life extension for the plant. The revised estimate resulted in a $166.4 million reduction in decommissioning liability, along with a $31.3 million reduction in utility plant, a $49.6 million reduction in non-utility property, a $40.1 million reduction in the related regulatory asset, and a regulatory liability of $17.7 million. For the portion of River Bend not subject to cost-based ratemaking, the revised estimate resulted in the elimination of the asset retirement cost that had been recorded at the time of adoption of SFAS 143 with the remainder recorded as miscellaneous income of $27.7 million ($17 million net-of-tax).

In the second quarter of 2005, Entergy Louisiana recorded a revision to its estimated decommissioning cost liability in accordance with a new decommissioning cost study for Waterford 3 that reflected an expected life extension for the plant. The revised estimate resulted in a $153.6 million reduction in its decommissioning liability, along with a $49.2 million reduction in utility plant and a $104.4 million reduction in the related regulatory asset.

In the third quarter of 2005, Entergy Arkansas recorded a revision to its estimated decommissioning cost liability for ANO 2 in accordance with the receipt of approval by the NRC of Entergy Arkansas' application for a life extension for the unit. The revised estimate resulted in an $87.2 million reduction in its decommissioning liability, along with a corresponding reduction in the related regulatory asset.

In the third quarter of 2005, System Energy recorded a revision to its estimated decommissioning cost liability in accordance with a new decommissioning cost study for Grand Gulf.  The revised estimate resulted in a $41.4 million reduction in the decommissioning cost liability for Grand Gulf, along with a $39.7 million reduction in utility plant and a $1.7 million reduction in the related regulatory asset.

In December 2005, Entergy implemented FASB Interpretation 47, "Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143", (FIN 47), effective as of that date, which required the recognition of additional asset retirement obligations other than nuclear decommissioning which are conditional in nature. The obligations recognized upon implementation represent primarily Entergy's obligation to remove and dispose of asbestos at many of its non-nuclear generating units if and when those units are retired from commercial service and dismantled. For the U.S. Utility business, the implementation of FIN 47 for the rate-regulated business of the domestic utility companies was recorded as regulatory assets, with no resulting effect on Entergy's net income. Entergy recorded these regulatory assets because existing rate mechanisms in each jurisdiction allow the recovery in rates of the ultimate costs of asbestos removal, either through cost of service or in rate base, from current and future customers. As a result of this treatment, FIN 47 is expected to be earnings neutral to the rate-regulated business of the domestic utility companies. Upon implementation of FIN 47 in December 2005, assets and liabilities increased by $28.8 million for the U.S. Utility segment as a result of recording the asset retirement obligations at their fair values of $30.3 million as determined under FIN 47, increasing utility plant by $2.7 million, increasing accumulated depreciation by $1.8 million, and recording the related regulatory assets of $27.9 million. The implementation of FIN 47 for portions of Entergy Gulf States not subject to cost-based ratemaking decreased earnings by $0.9 million net-of-tax. If FIN 47 had been applied by Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans during prior periods, the following impacts would have resulted:

	December 31, 2004	December 31, 2003
	(in Thousands)
Entergy Arkansas
Asset retirement obligations actually recorded	$492,745	$567,546
Pro forma effect of FIN 47	$5,057	$4,770
Asset retirement obligations - pro forma	$497,802	$572,316

Entergy Gulf States
Asset retirement obligations actually recorded	$152,095	$298,785
Pro forma effect of FIN 47	$9,035	$8,524
Asset retirement obligations - pro forma	$161,130	$307,309

Entergy Louisiana
Asset retirement obligations actually recorded	$347,255	$325,598
Pro forma effect of FIN 47	$8,379	$7,904
Asset retirement obligations - pro forma	$355,634	$333,502

Entergy Mississippi
Asset retirement obligations actually recorded	$-	$-
Pro forma effect of FIN 47	$3,789	$3,575
Asset retirement obligations - pro forma	$3,789	$3,575

Entergy New Orleans
Asset retirement obligations actually recorded	$-	$-
Pro forma effect of FIN 47	$2,263	$2,115
Asset retirement obligations - pro forma	$2,263	$2,115

The impact on net income for each of the above companies for each of the years ended December 31, 2005, 2004, and 2003 would have been immaterial.

Entergy maintains decommissioning trust funds that are committed to meeting the costs of decommissioning the nuclear power plants. The fair values of the decommissioning trust funds and asset retirement obligation-related regulatory assets of Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and System Energy as of December 31, 2005 are as follows:
	Decommissioning Trust Fair Values	Regulatory Assets
	(In Millions)

ANO 1 & ANO 2	$402.1	$99.7
River Bend	$310.8	-
Waterford 3	$187.1	$48.7
Grand Gulf	$236.0	$99.4

The Energy Policy Act of 1992 contains a provision that assesses domestic nuclear utilities with fees for the decontamination and decommissioning (D&D) of the DOE's past uranium enrichment operations. Annual assessments in 2005 were $4.5 million for Entergy Arkansas, $1.1 million for Entergy Gulf States, $1.7 million for Entergy Louisiana, and $1.9 million for System Energy. The Energy Policy Act calls for cessation of annual D&D assessments not later than October 24, 2007. At December 31, 2005, one year of assessments was remaining. D&D fees are included in other current liabilities and other non-current liabilities and, as of December 31, 2005, recorded liabilities were $4.5 million for Entergy Arkansas, $1.1 million for Entergy Gulf States, $1.7 million for Entergy Louisiana, and $1.7 million for System Energy. Regulatory assets in the financial statements offset these liabilities, with the exception of Entergy Gulf States' 30% non-regulated portion. These assessments are recovered through rates in the same manner as fuel costs.

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

Environmental Issues (Entergy Gulf States)

Entergy Gulf States has been designated as a PRP for the cleanup of certain hazardous waste disposal sites. As of December 31, 2005, Entergy Gulf States does not expect the remaining clean-up costs to exceed its recorded liability of $1.5 million for the remaining sites at which the EPA has designated Entergy Gulf States as a PRP.

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

Asbestos and Hazardous Material Litigation (Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans)

Numerous lawsuits have been filed in federal and state courts in Texas, Louisiana, and Mississippi primarily by contractor employees in the 1950-1980 timeframe against Entergy Gulf States, Entergy Louisiana, and Entergy New Orleans, and Entergy Mississippi as premises owners of power plants, for damages caused by alleged exposure to asbestos or other hazardous material. Many other defendants are named in these lawsuits as well. Presently, there are approximately 555 lawsuits involving approximately 10,000 claims. Management believes that adequate provisions have been established to cover any exposure. Additionally, negotiations continue with insurers to recover more reimbursement. Management believes that loss exposure has been and will continue to be handled successfully so that the ultimate resolution of these matters will not be material, in the aggregate, to its financial position or results of operation.

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

Unit Power Sales Agreement (Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

System Energy has agreed to sell all of its 90% share of capacity and energy from Grand Gulf to Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans in accordance with specified percentages (Entergy Arkansas-36%, Entergy Louisiana-14%, Entergy Mississippi-33%, and Entergy New Orleans-17%) as ordered by FERC. Charges under this agreement are paid in consideration for the purchasing companies' respective entitlement to receive capacity and energy and are payable irrespective of the quantity of energy delivered so long as the unit remains in commercial operation. The agreement will remain in effect until terminated by the parties and the termination is approved by FERC, most likely upon Grand Gulf's retirement from service. Monthly obligations are based on actual capacity and energy costs. The average monthly payments for 2005 under the agreement are approximately $16.5 million for Entergy Arkansas, $6.6 million for Entergy Louisiana, $13.3 million for Entergy Mississippi, and $8.1 million for Entergy New Orleans.

Availability Agreement (Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans are individually obligated to make payments or subordinated advances to System Energy in accordance with stated percentages (Entergy Arkansas-17.1%, Entergy Louisiana-26.9%, Entergy Mississippi-31.3%, and Entergy New Orleans-24.7%) in amounts that, when added to amounts received under the Unit Power Sales Agreement or otherwise, are adequate to cover all of System Energy's operating expenses as defined, including an amount sufficient to amortize the cost of Grand Gulf 2 over 27 years. (See Reallocation Agreement terms below.) System Energy has assigned its rights to payments and advances to certain creditors as security for certain obligations. Since commercial operation of Grand Gulf, payments under the Unit Power Sales Agreement have exceeded the amounts payable under the Availability Agreement. Accordingly, no payments under the Availability Agreement have ever been required. If Entergy Arkansas or Entergy Mississippi fails to make its Unit Power Sales Agreement payments, and System Energy is unable to obtain funds from other sources, Entergy Louisiana and Entergy New Orleans could become subject to claims or demands by System Energy or its creditors for payments or advances under the Availability Agreement (or the assignments thereof) equal to the difference between their required Unit Power Sales Agreement payments and their required Availability Agreement payments.

Reallocation Agreement (Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

System Energy, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans entered into the Reallocation Agreement relating to the sale of capacity and energy from Grand Gulf and the related costs, in which Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans agreed to assume all of Entergy Arkansas' responsibilities and obligations with respect to Grand Gulf under the Availability Agreement. FERC's decision allocating a portion of Grand Gulf capacity and energy to Entergy Arkansas supersedes the Reallocation Agreement as it relates to Grand Gulf. Responsibility for any Grand Gulf 2 amortization amounts has been individually allocated (Entergy Louisiana-26.23%, Entergy Mississippi-43.97%, and Entergy New Orleans-29.80%) under the terms of the Reallocation Agreement. However, the Reallocation Agreement does not affect Entergy Arkansas' obligation to System Energy's lenders under the assignments referred to in the preceding paragraph. Entergy Arkansas would be liable for its share of such amounts if Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans were unable to meet their contractual obligations. No payments of any amortization amounts will be required so long as amounts paid to System Energy under the Unit Power Sales Agreement, including other funds available to System Energy, exceed amounts required under the Availability Agreement, which is expected to be the case for the foreseeable future.

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

Under the provisions of the reimbursement agreement relating to the letters of credit, System Energy has agreed to a number of covenants regarding the maintenance of certain capitalization and fixed charge coverage ratios.  System Energy agreed, during the term of the reimbursement agreement, to maintain a ratio of debt to total liabilities and equity less than or equal to 70%. In addition, System Energy must maintain, with respect to each fiscal quarter during the term of the reimbursement agreement, a ratio of adjusted net income to interest expense of at least 1.50 times earnings.  As of December 31, 2005, System Energy's debt ratio was approximately 31.2%, and its fixed charge coverage ratio for 2005 was approximately 4.0, calculated, in each case, as prescribed in the reimbursement agreement.

NOTE 9. LEASES (Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

General

As of December 31, 2005 the domestic utility companies had capital leases and non-cancelable operating leases for equipment, buildings, vehicles, and fuel storage facilities (excluding nuclear fuel leases and the sale and leaseback transactions) with minimum lease payments as follows:

Capital Leases

Year	Entergy Arkansas	Entergy Mississippi
	(In Thousands)

2006	$5,705	$42
2007	3,484	11
2008	1,307	-
2009	237	-
2010	237	-
Years thereafter	2,331	-
Minimum lease payments	13,301	53
Less: Amount representing interest	3,400	3
Present value of net minimum lease payments	$9,901	$50

Operating Leases

Year	Entergy Arkansas	Entergy Gulf States	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans
	(In Thousands)

2006	$22,685	$24,682	$8,368	$7,895	$1,476
2007	19,978	18,164	7,415	4,705	1,273
2008	17,235	10,906	6,183	3,979	750
2009	10,126	9,988	5,034	3,352	480
2010	9,244	9,378	3,749	2,839	269
Years thereafter	50,553	109,517	9,202	9,298	271
Minimum lease payments	$129,821	$182,635	$39,951	$32,068	$4,519

Rental Expenses
Year	Entergy Arkansas	Entergy Gulf States	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	System Energy
(In Millions)

2005	$15.3	$23.1	$9.8	$2.8	$1.5	$1.3
2004	$17.4	$24.4	$11.9	$3.4	$1.9	$2.0
2003	$19.4	$26.5	$13.8	$5.4	$2.5	$2.0

In addition to the above rental expense, railcar operating lease payments and oil tank facilities lease payments are recorded in fuel expense in accordance with regulatory treatment. Railcar operating lease payments were $6.6 million in 2005, $9.3 million in 2004, and $6.8 million in 2003 for Entergy Arkansas and $1.9 million in 2005, $2.0 million in 2004, and $1.8 million in 2003 for Entergy Gulf States. Oil tank facilities lease payments for Entergy Mississippi were $3.5 million in 2005, $3.2 million for 2004, and $3.1 million for 2003.

Nuclear Fuel Leases

As of December 31, 2005, arrangements to lease nuclear fuel existed in an aggregate amount up to $150 million for Entergy Arkansas, $105 million for Entergy Gulf States, $80 million for Entergy Louisiana, and $110 million for System Energy. As of December 31, 2005, the unrecovered cost base of nuclear fuel leases amounted to approximately $92.2 million for Entergy Arkansas, $55.2 million for Entergy Gulf States, $58.5 million for Entergy Louisiana, and $87.5 million for System Energy. The lessors finance the acquisition and ownership of nuclear fuel through loans made under revolving credit agreements, the issuance of commercial paper, and the issuance of intermediate-term notes. The credit agreements for Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and System Energy each have a termination date of October 30, 2006. The termination dates may be extended from time to time with the consent of the lenders. The intermediate-term notes issued pursuant to these fuel lease arrangements have varying maturities through February 15, 2009. It is expected that additional financing under the leases will be arranged as needed to acquire additional fuel, to pay interest, and to pay maturing debt. However, if such additional financing cannot be arranged, the lessee in each case must repurchase sufficient nuclear fuel to allow the lessor to meet its obligations in accordance with the fuel lease.

Lease payments are based on nuclear fuel use. The table below represents the total nuclear fuel lease payments (principal and interest) as well as the separate interest component charged to operations in 2005, 2004, and 2003:

	2005		2004		2003
	Lease Payments	Interest	Lease Payments	Interest	Lease Payments	Interest
	(In Millions)

Entergy Arkansas	$47.5	$3.9	$53.0	$4.3	$49.9	$3.3
Entergy Gulf States	27.2	3.5	29.7	3.2	27.8	3.0
Entergy Louisiana	30.9	2.6	36.1	2.5	32.3	2.4
System Energy	30.2	2.9	27.8	2.8	32.0	3.1
Total	$135.8	$12.9	$146.6	$12.8	$142.0	$11.8

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

As of December 31, 2005, Entergy Louisiana's total equity capital (including preferred stock) was 49.51% of adjusted capitalization and its fixed charge coverage ratio for 2005 was 3.69.

As of December 31, 2005, Entergy Louisiana had future minimum lease payments (reflecting an overall implicit rate of 7.45%) in connection with the Waterford 3 sale and leaseback transactions, which are recorded as long-term debt, as follows:
Amount
(In Thousands)

2006	$18,261
2007	18,754
2008	22,606
2009	32,452
2010	35,138
Years thereafter	298,924
Total	426,135
Less: Amount representing interest	178,410
Present value of net minimum lease payments	$247,725

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

System Energy is required to report the sale-leaseback as a financing transaction in its financial statements. For financial reporting purposes, System Energy expenses the interest portion of the lease obligation and the plant depreciation. However, operating revenues include the recovery of the lease payments because the transactions are accounted for as a sale and leaseback for ratemaking purposes. Consistent with a recommendation contained in a FERC audit report, System Energy recorded as a net regulatory asset the difference between the recovery of the lease payments and the amounts expensed for interest and depreciation and is recording this difference as a regulatory asset or liability on an ongoing basis, resulting in a zero net balance at the end of the lease term. The amount of this net regulatory asset was $64.8 million and $75.4 million as of December 31, 2005 and 2004, respectively.

As of December 31, 2005, System Energy had future minimum lease payments (reflecting an implicit rate of 5.02%), which are recorded as long-term debt as follows:
Amount
(In Thousands)

2006	$46,019
2007	46,552
2008	47,128
2009	47,760
2010	48,569
Years thereafter	253,833
Total	489,861
Less: Amount representing interest	125,055
Present value of net minimum lease payments	$364,806

NOTE 10. RETIREMENT AND OTHER POSTRETIREMENT BENEFITS (Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

Qualified Pension Plans

Entergy's domestic utility companies and System Energy participate in two of Entergy's qualified pension plans: "Entergy Corporation Retirement Plan for Non-Bargaining Employees" and "Entergy Corporation Retirement Plan for Bargaining Employees." Entergy Corporation and its subsidiaries fund pension costs in accordance with contribution guidelines established by the Employee Retirement Income Security Act of 1974, as amended, and the Internal Revenue Code of 1986, as amended. The assets of the plans include common and preferred stocks, fixed-income securities, interest in a money market fund, and insurance contracts. As of December 31, 2005 and 2004, Entergy's domestic utility companies and System Energy recognized an additional minimum pension liability for the excess of the accumulated benefit obligation over the fair market value of plan assets. In accordance with SFAS 87, an offsetting intangible asset, up to the amount of any unrecognized prior service cost, was also recorded, with the remaining offset to the liability recorded as a regulatory asset, reflective of the recovery mechanism for pension costs in the domestic utility companies' jurisdictions. Entergy's domestic utility companies' and System Energy's pension costs are recovered from customers as a component of cost of service in each of its jurisdictions. Entergy uses a December 31 measurement date for its pension plans.

Components of Qualified Net Pension Cost

Total 2005, 2004, and 2003 qualified pension cost of the domestic utility companies and System Energy, including amounts capitalized, included the following components:
2005	Entergy Arkansas	Entergy Gulf States	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$12,893	$10,646	$7,712	$3,902	$1,799	$3,621
Interest cost on projected benefit obligation	38,132	30,193	23,307	12,620	4,876	5,701
Expected return on assets	(35,835)	(39,424)	(26,681)	(14,292)	(3,407)	(5,554)
Amortization of transition asset	-	-	-	-	-	(277)
Amortization of prior service cost	1,662	1,234	562	513	225	50
Recognized net loss	7,885	1,646	4,687	2,249	1,805	877
Net pension cost	$24,737	$4,295	$9,587	$4,992	$5,298	$4,418

2004	Entergy Arkansas	Entergy Gulf States	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$11,941	$9,693	$7,009	$3,615	$1,569	$3,386
Interest cost on projected benefit obligation	35,846	28,471	21,790	11,915	4,465	5,189
Expected return on assets	(36,913)	(39,682)	(27,510)	(14,716)	(2,568)	(4,556)
Amortization of transition asset	-	-	-	-	-	(319)
Amortization of prior service cost	1,662	1,511	650	513	226	67
Recognized net loss	3,952	405	1,344	794	898	788
Net pension cost	$16,488	$398	$3,283	$2,121	$4,590	$4,555

2003	Entergy Arkansas	Entergy Gulf States	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$11,156	$8,788	$6,369	$3,411	$1,539	$3,142
Interest cost on projected benefit obligation	33,009	27,708	20,028	11,339	3,958	4,200
Expected return on assets	(38,712)	(41,784)	(28,919)	(15,434)	(2,616)	(3,944)
Amortization of transition asset	-	-	-	-	-	(319)
Amortization of prior service cost	1,737	1,931	789	584	236	73
Recognized net loss	256	150	-	83	-	27
Curtailment loss	5,305	2,133	2,748	1,065	129	944
Special termination benefits	5,543	2,857	2,619	811	367	1,720
Net pension cost	$18,294	$1,783	$3,634	$1,859	$3,613	$5,843

Qualified Pension Obligations, Plan Assets, Funded Status, and Amounts Not yet Recognized and Recognized in the Balance Sheet as of December 31, 2005 and 2004

2005	Entergy Arkansas	Entergy Gulf States	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	System Energy
	(In Thousands)
Change in Projected Benefit
Obligation (PBO)
Balance at 12/31/04	$624,816	$496,210	$379,102	$206,143	$78,350	$94,999
Service cost	12,893	10,646	7,712	3,902	1,799	3,621
Interest cost	38,132	30,193	23,307	12,620	4,876	5,701
Actuarial loss	50,160	41,500	33,829	17,441	7,457	7,336
Benefits paid	(35,876)	(28,035)	(22,497)	(13,097)	(3,733)	(1,929)
Balance at 12/31/05	$690,125	$550,514	$421,453	$227,009	$88,749	$109,728

Change in Plan Assets
Fair value of assets at 12/31/04	$433,256	$463,539	$329,404	$175,278	$30,813	$56,000
Actual return on plan assets	29,944	33,219	24,024	12,149	3,200	5,406
Employer contributions	4,003	14,818	-	1,025	14,404	7,694
Benefits paid	(35,876)	(28,035)	(22,497)	(13,097)	(3,733)	(1,929)
Fair value of assets at 12/31/05	$431,327	$483,541	$330,931	$175,355	$44,684	$67,171

Funded status	($258,798)	($66,973)	($90,522)	($51,654)	($44,065)	($42,557)

Amounts not yet recognized
in the balance sheet
Unrecognized prior service cost	6,515	4,703	3,200	2,179	1,038	235
Unrecognized net loss	181,987	84,689	107,760	54,160	32,216	26,906
Prepaid/(accrued) pension cost
recognized in the balance sheet	($70,296)	$22,419	$20,438	$4,685	($10,811)	($15,416)

Amounts recognized in
the balance sheet
Prepaid/(accrued) pension liability	($70,296)	$22,419	$20,438	$4,685	($10,811)	($15,416)
Additional minimum pension liability	(145,634)	(16,352)	(75,271)	(42,919)	(24,335)	(12,432)
Intangible asset	7,595	3,245	3,200	2,427	1,038	366
Accumulated other comprehensive income (before taxes)	-	1,908	-	-	-	-
Regulatory asset	138,039	11,199	72,071	40,492	23,297	12,066
Net amount recognized	($70,296)	$22,419	$20,438	$4,685	($10,811)	($15,416)

2004	Entergy Arkansas	Entergy Gulf States	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	System Energy
	(In Thousands)
Change in Projected Benefit
Obligation (PBO)
Balance at 12/31/03	$565,004	$467,707	$340,212	$190,184	$67,866	$79,033
Service cost	11,941	9,693	7,009	3,615	1,569	3,386
Interest cost	35,846	28,471	21,790	11,915	4,465	5,189
Actuarial loss	46,590	17,687	32,309	13,200	8,169	9,175
Benefits paid	(34,565)	(27,348)	(22,218)	(12,771)	(3,719)	(1,784)
Balance at 12/31/04	$624,816	$496,210	$379,102	$206,143	$78,350	$94,999

Change in Plan Assets
Fair value of assets at 12/31/03	$423,214	$448,490	$316,669	$169,958	$29,565	$45,375
Actual return on plan assets	39,265	42,380	31,046	16,268	2,849	8,667
Employer contributions	5,342	17	3,907	1,823	2,118	3,742
Benefits paid	(34,565)	(27,348)	(22,218)	(12,771)	(3,719)	(1,784)
Fair value of assets at 12/31/04	$433,256	$463,539	$329,404	$175,278	$30,813	$56,000

Funded status	($191,560)	($32,671)	($49,698)	($30,865)	($47,537)	($38,999)

Amounts not yet recognized
in the balance sheet
Unrecognized transition asset	-	-	-	-	-	(277)
Unrecognized prior service cost	8,177	5,938	3,762	2,692	1,263	286
Unrecognized net loss	133,821	38,628	75,962	36,825	26,357	20,298
Prepaid/(accrued) pension cost
recognized in the balance sheet	($49,562)	$11,895	$30,026	$8,652	($19,917)	($18,692)

Amounts recognized in
the balance sheet
Prepaid/(accrued) pension liability	($49,562)	$11,895	$30,026	$8,652	($19,917)	($18,692)
Additional minimum pension liability	(81,161)	-	(38,871)	(23,492)	(16,928)	(7,678)
Intangible asset	10,313	-	4,759	3,308	1,698	247
Regulatory asset	70,848	-	34,112	20,184	15,230	7,431
Net amount recognized	($49,562)	$11,895	$30,026	$8,652	($19,917)	($18,692)

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

Components of Net Other Postretirement Benefit Cost

Total 2005, 2004, and 2003 other postretirement benefit costs of the domestic utility companies and System Energy, including amounts capitalized and deferred, included the following components:
2005	Entergy Arkansas	Entergy Gulf States	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$4,648	$5,300	$2,958	$1,463	$805	$1,724
Interest cost on APBO	10,555	10,476	6,872	3,502	3,255	1,566
Expected return on assets	(6,523)	(5,271)	-	(2,676)	(2,314)	(1,552)
Amortization of transition obligation	821	1,797	382	351	1,662	15
Amortization of prior service cost	(1,630)	-	(97)	(546)	38	(672)
Recognized net loss	5,806	2,854	3,065	2,287	1,095	626
Net other postretirement benefit cost	$13,677	$15,156	$13,180	$4,381	$4,541	$1,707

2004	Entergy Arkansas	Entergy Gulf States	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$3,860	$5,328	$2,371	$1,213	$662	$1,389
Interest cost on APBO	10,075	11,050	6,641	3,222	3,204	1,430
Expected return on assets	(6,210)	(4,995)	-	(2,554)	(2,263)	(1,362)
Amortization of transition obligation	1,068	4,589	1,202	431	2,121	15
Amortization of prior service cost	27	-	98	16	38	(361)
Recognized net loss	3,937	1,620	2,003	1,503	522	358
Net other postretirement benefit cost	$12,757	$17,592	$12,315	$3,831	$4,284	$1,469

2003	Entergy Arkansas	Entergy Gulf States	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	System Energy
	(In Thousands)

Service cost - benefits earned during the period	$6,560	$5,701	$3,322	$1,866	$948	$1,553
Interest cost on APBO	10,637	11,314	6,780	3,459	3,436	1,352
Expected return on assets	(4,859)	(4,349)	-	(2,186)	(2,010)	(1,088)
Amortization of transition obligation	3,327	5,307	2,238	1,301	2,449	135
Amortization of prior service cost	143	163	82	51	52	(140)
Recognized net loss	3,497	1,575	1,496	1,160	475	350
Curtailment loss	9,276	6,301	5,041	1,259	996	2,524
Special termination benefits	794	512	452	73	28	284
Net other postretirement benefit cost	$29,375	$26,524	$19,411	$6,983	$6,374	$4,970

Other Postretirement Benefit Obligations, Plan Assets, Funded Status, and Amounts Not Yet Recognized and Recognized in the Balance Sheet as of December 31, 2005 and 2004:

2005	Entergy Arkansas	Entergy Gulf States	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	System Energy
	(In Thousands)
Change in APBO
Balance at 12/31/04	$179,358	$201,264	$115,796	$57,578	$54,849	$26,902
Service cost	4,648	5,300	2,958	1,463	805	1,724
Interest cost	10,555	10,476	6,872	3,502	3,255	1,566
Actuarial loss	24,691	11,390	14,273	10,433	6,425	3,110
Benefits paid	(15,882)	(13,301)	(9,888)	(5,330)	(5,193)	(1,182)
Plan amendments	(5,629)	(24,291)	(1,013)	(2,177)	(637)	(3,942)
Plan participant contributions	1,611	1,451	1,039	585	711	64
Balance at 12/31/05	$199,352	$192,289	$130,037	$66,054	$60,215	$28,242

Change in Plan Assets
Fair value of assets at 12/31/04	$76,991	$66,825	$-	$32,071	$35,247	$21,308
Actual return on plan assets	4,449	3,564	-	1,756	1,513	973
Employer contributions	18,195	14,331	8,849	4,787	4,739	1,671
Plan participant contributions	1,611	1,451	1,039	585	711	64
Benefits paid	(15,882)	(13,301)	(9,888)	(5,330)	(5,193)	(1,182)
Fair value of assets at 12/31/05	$85,364	$72,870	$-	$33,869	$37,017	$22,834

Funded status	($113,988)	($119,419)	($130,037)	($32,185)	($23,198)	($5,408)

Amounts not yet recognized
in the balance sheet
Unrecognized transition obligation	5,746	4,222	2,675	2,459	11,630	60
Unrecognized prior service cost	(8,012)	-	3	(2,646)	380	(6,031)
Unrecognized net loss	100,144	67,332	55,932	37,495	21,751	12,763
Prepaid/(accrued) postretirement benefit cost recognized in the balance sheet	($16,110)	($47,865)	($71,427)	$5,123	$10,563	$1,384

2004	Entergy Arkansas	Entergy Gulf States	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	System Energy
	(In Thousands)
Change in APBO
Balance at 12/31/03	$187,259	$194,205	$112,675	$57,786	$55,062	$25,466
Service cost	3,860	5,328	2,371	1,213	662	1,389
Interest cost	10,075	11,050	6,641	3,222	3,204	1,430
Actuarial loss	10,714	9,086	8,175	6,787	3,624	1,441
Benefits paid	(15,964)	(13,832)	(9,843)	(5,307)	(5,967)	(1,719)
Plan amendments (a)	(18,279)	(6,406)	(5,546)	(6,894)	(2,582)	(1,125)
Plan participant contributions	1,693	1,833	1,323	771	846	20
Balance at 12/31/04	$179,358	$201,264	$115,796	$57,578	$54,849	$26,902

Change in Plan Assets
Fair value of assets at 12/31/03	$68,876	$59,511	$-	$28,932	$33,158	$16,821
Actual return on plan assets	5,657	4,773	-	2,154	2,340	1,495
Employer contributions	16,729	14,540	8,520	5,521	4,870	4,691
Plan participant contributions	1,693	1,833	1,323	771	846	20
Benefits paid	(15,964)	(13,832)	(9,843)	(5,307)	(5,967)	(1,719)
Fair value of assets at 12/31/04	$76,991	$66,825	$-	$32,071	$35,247	$21,308

Funded status	($102,367)	($134,439)	($115,796)	($25,507)	($19,602)	($5,594)

Amounts not yet recognized
in the balance sheet
Unrecognized transition obligation	6,567	30,310	3,057	2,810	13,929	119
Unrecognized prior service cost	(4,013)	-	919	(1,015)	418	(2,805)
Unrecognized net loss	79,185	57,089	44,723	28,429	15,620	9,699
Prepaid/(accrued) postretirement benefit cost recognized in the balance sheet	($20,628)	($47,040)	($67,097)	$4,717	$10,365	$1,419

(a)	Reflects plan design changes, including a change in participation assumption for certain bargaining employees at Entergy Arkansas and Entergy Mississippi, effective January 1, 2004.

Qualified Pension and Other Postretirement Plans' Assets

Entergy's qualified pension and postretirement plans weighted-average asset allocations by asset category at December 31, 2005 and 2004 are as follows:
	Pension		Postretirement
	2005	2004	2005	2004

Domestic Equity Securities	45%	46%	37%	38%
International Equity Securities	21%	21%	15%	14%
Fixed-Income Securities	32%	31%	47%	47%
Other	2%	2%	1%	1%

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

Since precise allocation targets are inefficient to manage security investments, the following ranges were established to produce an acceptable economically efficient plan to manage to targets:

	Pension	Postretirement

Domestic Equity Securities	45% to 55%	32% to 42%
International Equity Securities	15% to 25%	9% to 19%
Fixed-Income Securities	25% to 35%	44% to 54%
Other	0% to 10%	0% to 5%

Accumulated Pension Benefit Obligation

The qualified pension accumulated benefit obligation for the domestic utility companies and System Entergy as of December 31, 2005 and 2004 was:
	December 31,
	2005	2004
	(In Thousands)

Entergy Arkansas	$629,791	$558,283
Entergy Gulf States	$501,026	$449,986
Entergy Louisiana	$385,763	$341,681
Entergy Mississippi	$209,638	$189,119
Entergy New Orleans	$79,831	$69,202
System Energy	$92,883	$79,641

Estimated Future Benefit Payments

Based upon the assumptions used to measure the company's qualified pension and postretirement benefit obligation at December 31, 2005, and including pension and postretirement benefits attributable to estimated future employee service, Entergy expects that benefits to be paid over the next ten years and the Medicare Part D subsidies to be received will be as follows:

Estimated Future Qualified Pension Benefits Payments	Entergy Arkansas	Entergy Gulf States	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	System Energy
	(In Thousands)
Year(s)
2006	$35,826	$27,916	$22,362	$13,068	$3,710	$1,926
2007	$36,472	$28,226	$22,512	$13,277	$3,735	$1,959
2008	$37,397	$28,757	$22,842	$13,588	$3,790	$2,006
2009	$38,698	$29,535	$23,346	$14,030	$3,873	$2,074
2010	$40,518	$30,621	$24,048	$14,648	$3,990	$2,168
2011 - 2015	$249,558	$182,418	$140,036	$89,367	$23,236	$13,294

Estimated Future Other Postretirement Benefits Payments	Entergy Arkansas	Entergy Gulf States	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	System Energy
	(In Thousands)
Year(s)
2006	$14,389	$13,220	$9,112	$4,568	$4,944	$1,398
2007	$15,291	$14,151	$9,658	$4,883	$5,218	$1,514
2008	$15,856	$14,759	$10,049	$5,111	$5,411	$1,594
2009	$16,337	$15,153	$10,310	$5,259	$5,562	$1,699
2010	$16,794	$15,444	$10,565	$5,472	$5,654	$1,870
2011 - 2015	$85,513	$81,011	$54,627	$29,405	$27,895	$11,227

Estimated Future Medicare Part D Subsidies	Entergy Arkansas	Entergy Gulf States	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	System Energy
	(In Thousands)
Year(s)
2006	$1,257	$1,160	$739	$501	$589	$53
2007	$1,434	$1,320	$847	$564	$647	$70
2008	$1,605	$1,470	$945	$625	$692	$91
2009	$1,745	$1,604	$1,031	$682	$721	$109
2010	$1,864	$1,719	$1,105	$722	$738	$122
2011 - 2015	$11,653	$10,536	$6,816	$4,310	$3,953	$1,064

Contributions

The domestic utility companies and System Energy expect to contribute the following to the pension and other postretirement plans in 2006:
	Entergy Arkansas	Entergy Gulf States	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	System Energy
	(In Thousands)

2005 Pension Contributions delayed until 2006	$10,124	$8,162	$-	$2,197	$-	$5,025
2006 Expected Pension Contributions	$104,420	$13,940	$54,048	$14,160	$-	$8,012
Total Projected 2006 Pension Contributions	$114,544	$22,102	$54,048	$16,357	$-	$13,037

Other Postretirement Contributions	$17,803	$14,016	$8,373	$4,995	$5,187	$1,231

Additional Information

The change in the qualified pension plans' minimum pension liability had no effect on other comprehensive income at the domestic utility companies and System Energy in 2004. Accumulated other comprehensive income increased by $1.9 million at Entergy Gulf States in 2005. The change in the minimum pension liability included in regulatory assets at each of the domestic utility companies and System Energy was as follows for 2005 and 2004:

	Entergy Arkansas	Entergy Gulf States	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	System Energy
	(In Thousands)

2005	$67,191	$11,199	$37,959	$20,308	$8,067	$4,635
2004	$29,191	$-	$34,112	$13,820	$4,865	$370

Actuarial Assumptions

The assumed health care cost trend rate used in measuring the APBO of the domestic utility companies and System Energy was 12% for 2006, gradually decreasing each successive year until it reaches 4.5% in 2012 and beyond. The assumed health care cost trend rate used in measuring the Net Other Postretirement Benefit Cost of the domestic utility companies and System Energy was 10% for 2005, gradually decreasing each successive year until it reaches 4.5% in 2011 and beyond. A one percentage point change in the assumed health care cost trend rate for 2005 would have the following effects:
	1 Percentage Point Increase		1 Percentage Point Decrease
2005	Impact on the APBO	Impact on the sum of service costs and interest cost	Impact on the APBO	Impact on the sum of service costs and interest cost
	Increase (Decrease) (In Thousands)

Entergy Arkansas	$16,650	$1,727	($15,366)	($1,534)
Entergy Gulf States	$18,808	$2,141	($17,132)	($1,861)
Entergy Louisiana	$11,152	$1,148	($10,271)	($1,016)
Entergy Mississippi	$5,490	$545	($5,069)	($486)
Entergy New Orleans	$4,389	$392	($4,091)	($352)
System Energy	$3,309	$531	($2,962)	($454)

The significant actuarial assumptions used in determining the pension PBO and the SFAS 106 APBO as of December 31, 2005, 2004, and 2003 were as follows:
	2005	2004	2003
Weighted-average discount rate:
Pension	5.90%	6.00%	6.25%
Other postretirement	5.90%	6.00%	6.71%
Weighted-average rate of increase in future compensation levels	3.25%	3.25%	3.25%

he significant actuarial assumptions used in determining the net periodic pension and other postretirement benefit costs for 2005, 2004, and 2003 were as follows:
	2005	2004	2003

Weighted-average discount rate
Pension	6.00%	6.25%	6.75%
Other postretirement	6.00%	6.71%	6.75%
Weighted-average rate of increase in future compensation levels	3.25%	3.25%	3.25%
Expected long-term rate of return on plan assets:
Taxable assets	5.50%	5.50%	5.50%
Non-taxable assets	8.50%	8.75%	8.75%

The domestic utility companies' and System Energy's remaining pension transition assets are being amortized over the greater of the remaining service period of active participants or 15 years which ended in 2005, and their SFAS 106 transition obligations are being amortized over 20 years ending in 2012.

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

The actuarially estimated effect of future Medicare subsidies was as follows:

	Entergy	Entergy	Entergy	Entergy	Entergy	System
	Arkansas	Gulf States	Louisiana	Mississippi	New Orleans	Energy
	Increase (Decrease) In Thousands

Impact on 12/31/2005 APBO	($42,337)	($36,740)	($23,640)	($14,407)	($11,206)	($5,972)
Impact on 12/31/2004 APBO	($35,928)	($31,846)	($20,085)	($12,227)	($9,742)	($4,982)

Impact on 2005 other postretirement benefit cost	($5,443)	($4,747)	($3,040)	($1,790)	($1,334)	($938)
Impact on 2004 other postretirement benefit cost	($4,999)	($4,405)	($2,752)	($1,657)	($1,248)	($815)

Non-Qualified Pension Plans

Entergy's domestic utility companies participate in Entergy's non-qualified, non-contributory defined benefit pension plans that provide benefits to certain executives. There are $0.4 million in plan assets for a pre-merger Entergy Gulf States plan. The net periodic pension cost for the non-qualified plans for 2005, 2004 and 2003 was as follows:

	Entergy Arkansas	Entergy Gulf States	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans
	(In Thousands)

2005	$508	$1,316	$27	$170	$204
2004	$510	$1,268	$27	$132	$190
2003	$372	$1,307	$21	$142	$144

The projected benefit obligation for the non-qualified plans as of December 31, 2005 and 2004 was as follows:+

	Entergy Arkansas	Entergy Gulf States	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans
	(In Thousands)

2005	$3,760	$19,188	$187	$1,467	$1,652
2004	$3,785	$18,707	$220	$1,139	$1,925

The accumulated benefit obligation for the non-qualified plans as of December 31, 2005 and 2004 was as follows:

	Entergy Arkansas	Entergy Gulf States	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans
	(In Thousands)

2005	$3,545	$19,108	$187	$1,316	$1,466
2004	$3,726	$19,419	$199	$1,328	$1,347

The additional minimum pension liability as of December 31, 2005 was as follows:

	Entergy Arkansas	Entergy Gulf States	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans
	(In Thousands)

Additional minimum pension liability	($1,656)	($3,839)	($97)	($662)	($548)
Intangible asset	$381	$137	$28	$47	$47
Regulatory asset	$1,275	$3,163	$69	$615	$501
Accumulated other comprehensive income (before taxes)	$-	$539	$-	$-	$-

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

Entergy Gulf States manages foreign currency exchange rate risk associated with the acquisition of nuclear fuel through the purchase of forwards that are accounted for as cash flow hedges. The notional volumes of these forwards are based on forecasted purchases and the realized gain or loss from these forwards is included in the capitalized cost of the applicable batches of nuclear fuel. Gains totaling approximately $6.4 million were realized during 2004 on the maturity of cash flow hedges. These realized gains resulted from foreign currency hedges related to Euro-denominated nuclear fuel acquisition contracts, and related gains or losses, when realized, are included in the capitalized cost of nuclear fuel. The ineffective portion of the change in the value of Entergy Gulf States' cash flow hedges during 2004 was insignificant. Entergy Gulf States had no outstanding cash flow hedges during the year ended December 31, 2005.

NOTE 12. DECOMMISSIONING TRUST FUNDS

Entergy Arkansas

Entergy Arkansas holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts. The securities held at December 31, 2005 and 2004 are summarized as follows:
	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2005
Equity	$205.6	$78.8	$0.8
Debt Securities	196.5	1.1	2.6
Total	$402.1	$79.9	$3.4

2004
Equity	$189.5	$66.6	$1.6
Debt Securities	194.3	4.3	1.9
Total	$383.8	$70.9	$3.5

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows at December 31, 2005:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$0.2	$-	$102.4	$1.6
More than 12 months	9.7	0.8	28.8	1.0
Total	$9.9	$0.8	$131.2	$2.6

The fair value of debt securities, summarized by contractual maturities, at December 31, 2005 and 2004 are as follows:

	2005	2004
	(In Millions)

less than 1 year	$6.3	$32.5
1 year - 5 years	71.9	128.3
5 years - 10 years	112.6	30.2
10 years - 15 years	2.2	3.3
15 years - 20 years	-	-
20 years+	3.5	-
Total	$196.5	$194.3

During the year ended December 31, 2005, the proceeds from the dispositions of securities amounted to $19.5 million with gross gains of $250,970 and gross losses of $899,665.  During the year ended December 31, 2004, the proceeds from the dispositions of securities amounted to $1.7 million with gross gains of $17,098 and gross losses of $18,274.

Entergy Gulf States

Entergy Gulf States holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts. The securities held at December 31, 2005 and 2004 are summarized as follows:
	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2005
Equity	$153.6	$28.7	$0.3
Debt Securities	157.2	6.9	0.5
Total	$310.8	$35.6	$0.8

2004
Equity	$138.1	$20.4	$0.8
Debt Securities	152.9	8.8	0.2
Total	$291.0	$29.2	$1.0

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows at December 31, 2005:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$0.6	$-	$15.9	$0.2
More than 12 months	5.1	0.3	0.1	0.3
Total	$5.7	$0.3	$16.0	$0.5

The fair value of debt securities, summarized by contractual maturities, at December 31, 2005 and 2004 are as follows:

	2005	2004
	(In Millions)

less than 1 year	$7.7	$8.7
1 year - 5 years	49.0	42.0
5 years - 10 years	50.1	51.3
10 years - 15 years	35.4	37.7
15 years - 20 years	12.2	11.0
20 years+	2.8	2.2
Total	$157.2	$152.9

During the year ended December 31, 2005, the proceeds from the dispositions of securities amounted to $6.1 million with gross gains of $205,683 and gross losses of $320,003.  During the year ended December 31, 2004, the proceeds from the dispositions of securities amounted to $2.9 million with gross gains of $790 and gross losses of $98,852.

Entergy Louisiana

Entergy Louisiana holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts. The securities held at December 31, 2005 and 2004 are summarized as follows:
	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2005
Equity	$105.8	$23.6	$1.6
Debt Securities	81.3	2.2	0.8
Total	$187.1	$25.8	$2.4

2004
Equity	$92.5	$17.1	$2.5
Debt Securities	79.6	2.8	0.8
Total	$172.1	$19.9	$3.3

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows at December 31, 2005:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$0.2	$-	$33.1	$0.6
More than 12 months	13.8	1.6	5.2	0.2
Total	$14.0	$1.6	$38.3	$0.8
The fair value of debt securities, summarized by contractual maturities, at December 31, 2005 and 2004 are as follows:

	2005	2004
	(In Millions)

less than 1 year	$15.6	$38.8
1 year - 5 years	15.5	17.6
5 years - 10 years	22.1	12.4
10 years - 15 years	12.3	4.8
15 years - 20 years	12.9	6.0
20 years+	2.9	-
Total	$81.3	$79.6

During the year ended December 31, 2005, the proceeds from the dispositions of securities amounted to $3.0 million with gross gains of $99,390 and gross losses of $174,179.  During the year ended December 31, 2004, the proceeds from the dispositions of securities amounted to $4.3 million with gross gains of $244,250 and gross losses of $25,882.

System Energy

System Energy holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts. The securities held at December 31 2005 and 2004 are summarized as follows:
	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2005
Equity	$142.9	$22.3	$4.5
Debt Securities	93.1	1.2	1.1
Total	$236.0	$23.5	$5.6

2004
Equity	$127.0	$15.0	$7.2
Debt Securities	78.1	1.9	0.6
Total	$205.1	$16.9	$7.8

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows at December 31, 2005:
	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$0.3	$-	$50.6	$0.8
More than 12 months	42.6	4.5	13.7	0.3
Total	$42.9	$4.5	$64.3	$1.1

The fair value of debt securities, summarized by contractual maturities, at December 31, 2005 and 2004 are as follows:

	2005	2004
	(In Millions)

less than 1 year	$9.8	$4.8
1 year - 5 years	32.5	22.4
5 years - 10 years	20.7	30.0
10 years - 15 years	6.2	7.9
15 years - 20 years	3.4	6.9
20 years+	20.5	6.1
Total	$93.1	$78.1

During the year ended December 31, 2005, the proceeds from the dispositions of securities amounted to $8.6 million and gross gains of $148,293 and gross losses of $471,952.  During the year ended December 31, 2004, the proceeds from the dispositions of securities amounted to $7.5 million with gross gains of $32,362 and gross losses of $58,755.

Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and System Energy

Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and System Energy evaluate unrealized gains and losses at the end of each period to determine whether an other than temporary impairment has occurred. This analysis considers the length of time that a security has been in a loss position, the current performance of that security, and whether decommissioning costs are recovered in rates. No significant impairments were recorded in 2005 and 2004 as a result of these evaluations.

Due to the regulatory treatment of decommissioning collections and trust fund earnings, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and System Energy record regulatory assets or liabilities for unrealized gains and losses on trust investments. For the unregulated portion of River Bend, Entergy Gulf States has recorded an offsetting amount of unrealized gains or losses in other deferred credits.

NOTE 13. TRANSACTIONS WITH AFFILIATES (Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

Each domestic utility company purchases electricity from and sells electricity to the other domestic utility companies and System Energy under rate schedules filed with FERC. The domestic utility companies and System Energy purchase fuel from System Fuels; receive management, technical, advisory, operating, and administrative services from Entergy Services; and receive management, technical, and operating services from Entergy Operations. These transactions are on an "at cost" basis. In addition, Entergy Power sells electricity to Entergy Arkansas, Entergy Louisiana, and Entergy New Orleans, and RS Cogen sells electricity to Entergy Louisiana and Entergy New Orleans.

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

The tables below contain the various affiliate transactions of the domestic utility companies, System Energy, and other Entergy affiliates.

Intercompany Revenues
	Entergy Arkansas	Entergy Gulf States	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	System Energy
	(In Millions)

2005	$197.7	$186.7	$342.4	$69.2	$117.6	$533.9
2004	$256.8	$52.5	$96.6	$47.6	$117.8	$545.4
2003	$242.3	$42.8	$102.4	$27.6	$85.5	$583.8

Intercompany Operating Expenses

	Entergy Arkansas	Entergy Gulf States	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	System Energy
		(In Millions)
	(1)		(2)		(3)
2005	$670.0	$546.5	$606.4	$520.2	$260.2	$102.9
2004	$467.5	$558.2	$491.8	$484.4	$228.4	$109.4
2003	$460.6	$438.6	$444.6	$458.6	$211.2	$118.0

(1)	Includes $1.9 million in 2005, $2.3 million in 2004, and $0.1 million in 2003 for power purchased from Entergy Power.
(2)

Includes power purchased from Entergy Power and RS Cogen LLC in 2005 of $8.4 million and $48.8 million, respectively, in 2004 of $9.1 million and $33.0 million, respectively, and in 2003 of $5.9 million and $19.1 million, respectively.

(3)

Includes power purchased from Entergy Power and RS Cogen LLC in 2005 of $8.3 million and $12.6 million, respectively, in 2004 of $9.0 million and $10.6 million, respectively, and in 2003 of $5.7 million and $6.9 million, respectively.

Intercompany Interest Income
	Entergy Arkansas	Entergy Gulf States	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	System Energy
	(In Millions)

2005	$2.0	$0.1	$1.5	$1.0	$0.2	$4.2
2004	$0.6	$0.4	$1.1	$0.6	$0.2	$0.6
2003	$0.6	$0.4	$1.2	$0.3	$0.2	$0.1

NOTE 14. ENTERGY NEW ORLEANS BANKRUPTCY PROCEEDING

On September 23, 2005, Entergy New Orleans filed a voluntary petition in the United States Bankruptcy Court for the Eastern District of Louisiana seeking reorganization relief under the provisions of Chapter 11 of the United States Bankruptcy Code (Case No. 05-17697). Entergy New Orleans continues to operate its business as a debtor-in-possession under the jurisdiction of the bankruptcy court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the bankruptcy court.

On September 26, 2005, Entergy New Orleans, as borrower, and Entergy Corporation, as lender, entered into the Debtor-in-Possession (DIP) credit agreement, a debtor-in-possession credit facility to provide funding to Entergy New Orleans during its business restoration efforts. The facility provides the ability for Entergy New Orleans to request funding from Entergy Corporation, but the decision to lend money is at the sole discretion of Entergy Corporation. On December 9, 2005, the bankruptcy court issued its order giving final approval for a $200 million debtor-in-possession credit facility and the priority and lien status of the indebtedness under the DIP credit agreement. The indenture trustee of Entergy New Orleans' first mortgage bonds appealed the final order, and that appeal is pending. Subsequent to the indenture trustee filing its notice of appeal, Entergy New Orleans, Entergy Corporation, and the indenture trustee filed with the bankruptcy court a motion to approve a settlement among the parties. The settlement would result in the dismissal of the indenture trustee's appeal. The settlement is set for hearing in the bankruptcy court on March 22, 2006. The DIP credit agreement is discussed in further detail in the Note 4 to the domestic utility companies and System Energy financial statements. The bankruptcy court has also issued orders allowing Entergy New Orleans to pay certain pre-petition vendors deemed critical to its restoration efforts and allowing Entergy New Orleans to pay certain pre-petition wages, employee benefits, and employment-related taxes.

The accompanying financial statements have been prepared on the basis that Entergy New Orleans will continue as a going concern. Entergy New Orleans' filing for protection under Chapter 11 of the United States Bankruptcy Code as a result of the liquidity issues caused by Hurricane Katrina give rise to substantial doubt regarding Entergy New Orleans' ability to continue as a going concern for a reasonable period of time, primarily because of the loss of control inherent in the bankruptcy process. The financial statements do not include any adjustments that might result from the outcome of this uncertainty including adjustments relating to the recoverability and classification of recorded asset amounts or to the amounts and classification of liabilities that may be necessary if Entergy New Orleans is unable to continue as a going concern. The financial statements also do not attempt to reflect liabilities at the priority or status of any claims that the holders of such liabilities will have.

Entergy continues to work with the federal, state, and local authorities to resolve the bankruptcy in a manner that allows Entergy New Orleans' customers to be served by a financially viable entity as required by law. Key factors that will influence the timing and outcome of the Entergy New Orleans bankruptcy include:

  The amount of insurance recovery, if any, and the timing of receipt of proceeds;
  The amount of assistance, if any, from federal and state government, and the timing of that funding, including Entergy's intended application for Community Development Block Grant funding;
  The level of economic recovery of New Orleans;
  The number of customers that return to New Orleans, and the timing of their return; and
  The amount and timing of any regulatory recovery approved by the City Council.

The exclusivity period for filing a final plan of reorganization by Entergy New Orleans is currently scheduled to end on April 21, 2006, with solicitation of acceptances of the plan scheduled to be complete by June 20, 2006. If a party to the bankruptcy proceeding, including Entergy New Orleans, requests it, the bankruptcy court has the authority to extend these deadlines. In addition, the bankruptcy judge has set a date of April 19, 2006 by which creditors with prepetition claims against Entergy New Orleans must, with certain exceptions, file their proofs of claim in the bankruptcy case.

Certain pre-petition liabilities have been classified as liabilities subject to compromise in Entergy New Orleans' Balance Sheet as of December 31, 2005. The following table summarizes the components of liabilities subject to compromise as of December 31, 2005:

Amount
(In Thousands)

Accounts payable - Associated companies	$46,815
Accounts payable - Other	25,000
Interest accrued	1,473
Accumulated provisions	5,770
Long-term debt	229,859
Total Liabilities Subject to Compromise	$308,917

Payment terms for the amount classified as subject to compromise will be established in connection with a plan of reorganization.

NOTE 15. QUARTERLY FINANCIAL DATA (UNAUDITED) (Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

The business of the domestic utility companies and System Energy is subject to seasonal fluctuations with the peak periods occurring during the third quarter. Operating results for the four quarters of 2005 and 2004 were:

Operating Revenue
	Entergy Arkansas	Entergy Gulf States	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	System Energy
	(In Thousands)
2005:
First Quarter	$367,360	$679,250	$480,673	$251,246	$191,267	$124,790
Second Quarter	$450,097	$759,519	$647,748	$288,244	$189,927	$126,364
Third Quarter	$556,445	$971,840	$760,916	$406,765	$189,593	$140,583
Fourth Quarter	$415,153	$956,562	$760,844	$360,288	$102,539	$142,192
2004:
First Quarter	$363,461	$638,996	$488,046	$236,829	$169,767	$127,168
Second Quarter	$405,509	$685,313	$555,511	$289,573	$186,337	$132,720
Third Quarter	$481,103	$840,630	$668,240	$390,337	$200,036	$144,052
Fourth Quarter	$403,072	$717,445	$515,189	$296,890	$179,728	$141,441

Operating Income (Loss)
	Entergy Arkansas	Entergy Gulf States	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	System Energy
	(In Thousands)
2005:
First Quarter	$61,847	$47,343	$16,730	$18,772	$12,521	$54,606
Second Quarter	$87,109	$91,998	$140,802	$35,793	$17,934	$53,259
Third Quarter	$157,130	$179,272	$89,913	$62,915	$13,950	$57,034
Fourth Quarter	$9,861	$72,747	$33,689	$15,209	($31,333)	$58,511
2004:
First Quarter	$48,566	$88,312	$48,318	$22,724	$15,487	$57,767
Second Quarter	$80,669	$101,832	$84,357	$42,157	$22,880	$59,585
Third Quarter	$123,910	$127,838	$87,130	$52,003	$24,450	$59,601
Fourth Quarter	$40,590	$41,437	$41,710	$29,730	($4,878)	$56,181

Net Income (Loss)
	Entergy Arkansas	Entergy Gulf States	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	System Energy
	(In Thousands)
2005:
First Quarter	$31,931	$23,349	$1,771	$7,222	$5,736	$26,232
Second Quarter	$48,290	$44,287	$74,163	$17,719	$8,374	$25,925
Third Quarter	$92,368	$105,060	$42,860	$33,327	$6,417	$26,920
Fourth Quarter	$2,046	$33,801	$9,288	$3,835	($19,277)	$32,567
2004:
First Quarter	$19,276	$41,728	$21,211	$8,637	$7,114	$24,664
Second Quarter	$43,277	$55,591	$43,713	$20,808	$12,319	$25,532
Third Quarter	$67,944	$82,456	$45,496	$27,873	$13,189	$27,505
Fourth Quarter	$11,713	$12,489	$17,075	$16,179	($4,550)	$28,247

Item 2. Properties

Information regarding the registrant's properties is included in Part I. Item 1. - Business under the sections titled "Property" in this report.

Item 3. Legal Proceedings

Details of the registrant's material environmental regulation and proceedings and other regulatory proceedings and litigation that are pending or those terminated in the fourth quarter of 2005 are discussed in Part I. Item 1. - Business under the sections titled "Retail Rate Regulation", "Environmental Regulation", and "Litigation" in this report.

Item 4. Submission of Matters to a Vote of Security Holders

During the fourth quarter of 2005, no matters were submitted to a vote of the security holders of Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana Holdings, Entergy Louisiana, LLC, Entergy Mississippi, Entergy New Orleans, and System Energy Resources.

DIRECTORS AND EXECUTIVE OFFICERS OF ENTERGY CORPORATION

Directors

Information required by this item concerning directors of Entergy Corporation is set forth under the heading "Proposal 1--Election of Directors" contained in the Proxy Statement of Entergy Corporation, (the "Proxy Statement"), to be filed in connection with its Annual Meeting of Stockholders to be held May 12, 2006, ("Annual Meeting"), and is incorporated herein by reference. Information required by this item concerning officers and directors of the remaining registrants is reported in Part III of this document.

Executive Officers

Name	Age	Position	Period
J. Wayne Leonard (a)	55	Chief Executive Officer and Director of Entergy Corporation	1999-Present

Richard J. Smith (a)	54	Group President, Utility Operations of Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans	2001-Present
		Director of Entergy Arkansas, Entergy Gulf States, Entergy Louisiana and Entergy Mississippi	2001-Present
		Director of Entergy New Orleans	2001-2005
		Senior Vice President, Transition Management of Entergy Corporation	2000-2001

Leo P. Denault (a)	46	Executive Vice President and Chief Financial Officer of Entergy Corporation	2004-Present
		Director of Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi and System Energy	2004-Present
		Director of Entergy New Orleans	2004-2005
		Vice President , Corporate Development and Strategic Planning of Entergy Services, Inc.	1999-2004

Curtis L. Hebert, Jr. (a)	43	Executive Vice President, External Affairs of Entergy Corporation	2001-Present
		Chairman and Commissioner of the Federal Energy Regulatory Commission	1997-2001

Mark T. Savoff (a)	49	Executive Vice President of Entergy Corporation	2004-Present
		Director of Entergy Arkansas, Entergy Gulf States, Entergy Louisiana and Entergy Mississippi	2004-Present
		Director of Entergy New Orleans	2004-2005
		Executive Vice President of Entergy Services, Inc.	2003-Present
		President, General Electric Power Systems - GE Nuclear Energy, San Jose, CA	2000-2003

Robert D. Sloan (a)	58	Executive Vice President, General Counsel and Secretary of Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy	2004-Present
		Senior Vice President, General Counsel and Secretary of Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans	2003-2004
		Vice President, General Counsel of GE Industrial Systems, Plainville, CT	1998-2003

Gary J. Taylor (a)	52	Executive Vice President and Chief Nuclear Officer of Entergy Corporation	2004-Present
		Director, President and Chief Executive Officer of System Energy	2003-Present
		Senior Vice President and Chief Operating Officer of Entergy Operations, Inc.	2000-2003

Nathan E. Langston (a)	57	Senior Vice President and Chief Accounting Officer of Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy	2001-Present
		Vice President and Chief Accounting Officer of Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy	1998-2001

William E. Madison (a)	59	Senior Vice President - Human Resources and Administration of Entergy Corporation	2002-Present
		Senior Vice President - Human Resources and Administration of Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans	2001-Present
		Senior Vice President & Chief Human Resources Officer, Avis Group Holdings, Inc. - Garden City, New York	2000-2001

(a)	In addition, this officer is an executive officer and/or director of various other wholly owned subsidiaries of Entergy Corporation and its operating companies.

Each officer of Entergy Corporation is elected yearly by the Board of Directors.

PART II

Item 5. Market for Registrants' Common Equity and Related Stockholder Matters

Entergy Corporation

The shares of Entergy Corporation's common stock are listed on the New York Stock, Chicago Stock, and Pacific Exchanges under the ticker symbol ETR.

Entergy Corporation's stock price as of February 28, 2006 was $72.51. The high and low prices of Entergy Corporation's common stock for each quarterly period in 2005 and 2004 were as follows:

	2005		2004
	High	Low	High	Low
	(In Dollars)

First	72.00	64.48	60.20	56.01
Second	76.60	69.35	59.92	50.64
Third	79.22	70.52	61.98	54.43
Fourth	76.42	67.00	68.67	60.08

Consecutive quarterly cash dividends on common stock were paid to stockholders of Entergy Corporation in 2005 and 2004. Quarterly dividends of $0.54 per share were paid in 2005. In 2004, dividends of $0.45 per share were paid in the first three quarters, and a dividend of $0.54 per share was paid in the fourth quarter.

As of February 28, 2006, there were 48,761 stockholders of record of Entergy Corporation.

Entergy Corporation's future ability to pay dividends is discussed in Note 7 to the consolidated financial statements.

Unregistered Sales of Equity Securities and Use Of Proceeds

Issuer Purchases of Equity Securities

In accordance with Entergy's stock-based compensation plans, Entergy periodically grants stock options to its employees, which may be exercised to obtain shares of Entergy's common stock. According to the plans, these shares can be newly issued shares, treasury stock, or shares purchased on the open market. See Note 7 to the consolidated financial statements for additional discussion of the stock-based compensation plans. Entergy's management has been authorized to repurchase on the open market shares up to an amount sufficient to fund the exercise of grants under the plans, and this authorization does not have an expiration date. In August 2004, Entergy announced a program under which Entergy Corporation will repurchase up to $1.5 billion of its common stock. The program extended originally through the end of 2006, but, due to the effects of Hurricanes Katrina and Rita, the program was suspended, and the Board has authorized the extension of the program through 2008. This repurchase program is incremental to the existing authority to repurchase shares to fund the exercise of employee stock options. The amount of repurchases under the program may vary as a result of material changes in business results or capital spending, or as a result of material new investment opportunities.

During the fourth quarter of 2005, Entergy did not repurchase any shares of its common stock. The amount of shares that may yet be purchased under the Entergy Corporation plan to repurchase up to $1.5 billion of its common stock was $400 million as of December 31, 2005.

Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy

There is no market for the common stock of Entergy Corporation's wholly owned subsidiaries. Cash dividends on common stock paid by the domestic utility companies and System Energy to Entergy Corporation during 2005 and 2004, were as follows:
	2005	2004
	(In Millions)

Entergy Arkansas	$64.1	$85.8
Entergy Gulf States	$61.9	$94.3
Entergy Louisiana	$51.6	$116.5
Entergy Mississippi	$21.9	$46.8
Entergy New Orleans	$5.3	$5.2
System Energy	$112.6	$104.6

Information with respect to restrictions that limit the ability of the domestic utility companies and System Energy to pay dividends is presented in Note 7 to the domestic utility companies and System Energy financial statements.

Item 6. Selected Financial Data

Refer to "SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON OF ENTERGY CORPORATION AND SUBSIDIARIES, ENTERGY ARKANSAS, INC., ENTERGY GULF STATES, INC., ENTERGY LOUISIANA HOLDINGS, INC., ENTERGY LOUISIANA, LLC, ENTERGY MISSISSIPPI, INC., ENTERGY NEW ORLEANS, INC., and SYSTEM ENERGY RESOURCES, INC." which follow each company's financial statements in this report, for information with respect to selected financial data and certain operating statistics.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Refer to "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS OF ENTERGY CORPORATION AND SUBSIDIARIES, ENTERGY ARKANSAS, INC., ENTERGY GULF STATES, INC., ENTERGY LOUISIANA HOLDINGS, INC. AND ENTERGY LOUISIANA, LLC, ENTERGY MISSISSIPPI, INC., ENTERGY NEW ORLEANS, INC., and SYSTEM ENERGY RESOURCES, INC."

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Refer to "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends - Market and Credit Risks OF ENTERGY CORPORATION AND SUBSIDIARIES, ENTERGY ARKANSAS, INC., ENTERGY GULF STATES, INC., ENTERGY LOUISIANA HOLDINGS, INC. AND ENTERGY LOUISIANA, LLC, ENTERGY MISSISSIPPI, INC., ENTERGY NEW ORLEANS, INC., and SYSTEM ENERGY RESOURCES, INC."

Item 8. Financial Statements and Supplementary Data

Refer to "TABLE OF CONTENTS - Entergy Corporation, Entergy Arkansas, Inc., Entergy Gulf States, Inc., Entergy Louisiana Holdings, Inc., Entergy Louisiana, LLC, Entergy Mississippi, Inc., Entergy New Orleans, Inc., and System Energy Resources, Inc."

Item 9. Changes In and Disagreements With Accountants On Accounting and Financial Disclosure.

No event that would be described in response to this item has occurred with respect to Entergy, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana Holdings, Entergy Louisiana, LLC, Entergy Mississippi, Entergy New Orleans, or System Energy.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As of December 31, 2005, evaluations were performed under the supervision and with the participation of Entergy, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana Holdings, Entergy Louisiana, LLC, Entergy Mississippi, Entergy New Orleans, and System Energy (individually "Registrant" and collectively the "Registrants") management, including their respective Chief Executive Officers (CEO) and Chief Financial Officers (CFO). The evaluations assessed the effectiveness of the Registrants' disclosure controls and procedures. Based on the evaluations, each CEO and CFO has concluded that, as to the Registrant or Registrants for which they serve as CEO or CFO, the Registrants' disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Internal Control over Financial Reporting

The managements of Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana Holdings, Entergy Louisiana, LLC, Entergy Mississippi, Entergy New Orleans, and System Energy Resources (individually "Registrant" and collectively the "Registrants") are responsible for establishing and maintaining adequate internal control over financial reporting for the Registrants. Each Registrant's internal control system is designed to provide reasonable assurance regarding the preparation and fair presentation of each Registrant's financial statements presented in accordance with generally accepted accounting principles.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Each Registrant's management assessed the effectiveness of each Registrant's internal control over financial reporting as of December 31, 2005. In making this assessment, each management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.

Based on each management's assessment and the criteria set forth by COSO, each Registrant's management believes that each Registrant maintained effective internal control over financial reporting as of December 31, 2005.

The Registrants' registered public accounting firm has issued an attestation report on each management's assessment of each Registrant's internal control over financial reporting.

Attestation Report of Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Entergy Corporation and Subsidiaries

We have audited management's assessment, included in the accompanying Controls and Procedures - Internal Control over Financial Reporting, that Entergy Corporation and Subsidiaries (the "Corporation") maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Corporation's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, management's assessment that the Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2005 of the Corporation and our report dated March 9, 2006 expressed an unqualified opinion on those financial statements.

DELOITTE & TOUCHE LLP

New Orleans, Louisiana
March 9, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Entergy Arkansas, Inc.

We have audited management's assessment, included in the accompanying Controls and Procedures - Internal Control over Financial Reporting, that Entergy Arkansas, Inc. (the "Company") maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended December 31, 2005 of the Company and our report dated March 9, 2006 expressed an unqualified opinion on those financial statements.

DELOITTE & TOUCHE LLP

New Orleans, Louisiana
March 9, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Entergy Gulf States, Inc.

We have audited management's assessment, included in the accompanying Controls and Procedures - Internal Control over Financial Reporting, that Entergy Gulf States, Inc. (the "Company") maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended December 31, 2005 of the Company and our report dated March 9, 2006 expressed an unqualified opinion on those financial statements.

DELOITTE & TOUCHE LLP

New Orleans, Louisiana
March 9, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Entergy Louisiana Holdings, Inc. and Subsidiaries

We have audited management's assessment, included in the accompanying Controls and Procedures - Internal Control over Financial Reporting, that Entergy Louisiana Holdings, Inc. and Subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2005 of the Company and our report dated March 9, 2006 expressed an unqualified opinion on those financial statements.

DELOITTE & TOUCHE LLP

New Orleans, Louisiana
March 9, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Entergy Louisiana, LLC

We have audited management's assessment, included in the accompanying Controls and Procedures - Internal Control over Financial Reporting, that Entergy Louisiana, LLC (the "Company") maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended December 31, 2005 of the Company and our report dated March 9, 2006 expressed an unqualified opinion on those financial statements.

DELOITTE & TOUCHE LLP

New Orleans, Louisiana
March 9, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Entergy Mississippi, Inc.

We have audited management's assessment, included in the accompanying Controls and Procedures - Internal Control over Financial Reporting, that Entergy Mississippi, Inc. (the "Company") maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended December 31, 2005 of the Company and our report dated March 9, 2006 expressed an unqualified opinion on those financial statements.

DELOITTE & TOUCHE LLP

New Orleans, Louisiana
March 9, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Entergy New Orleans, Inc.

We have audited management's assessment, included in the accompanying Controls and Procedures - Internal Control over Financial Reporting, that Entergy New Orleans, Inc. (Debtor-in-Possession) (the "Company") maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended December 31, 2005 of the Company and our report dated March 9, 2006 expressed an unqualified opinion on those financial statements and included explanatory paragraphs regarding its filing for reorganization under Chapter 11 of the Federal Bankruptcy Code and the existence of matters that raise substantial doubt about its ability to continue as a going concern.

DELOITTE & TOUCHE LLP

New Orleans, Louisiana
March 9, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
System Energy Resources, Inc.

We have audited management's assessment, included in the accompanying Controls and Procedures - Internal Control over Financial Reporting, that System Energy Resources, Inc. (the "Company") maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended December 31, 2005 of the Company and our report dated March 9, 2006 expressed an unqualified opinion on those financial statements.

DELOITTE & TOUCHE LLP

New Orleans, Louisiana
March 9, 2006

Item 9B. Other Information

See Note 4 to the consolidated financial statements for a description of Entergy Corporation's five-year and three-year revolving credit facilities.  Following is a summary of the borrowings outstanding and capacity available under these facilities as of March 9, 2006.

Facility	Capacity	Borrowings	Letters of Credit	Capacity Available
	(In Millions)
5-Year Facility	$2,000	$1,185	$115	$700
3-Year Facility	$1,500	$-	$-	$1,500

PART III

Item 10. Directors and Executive Officers of the Registrants (Entergy Arkansas, Entergy Gulf States, Entergy Louisiana Holdings, Inc., Entergy Louisiana, LLC, Entergy Mississippi, Entergy New Orleans, and System Energy)

All officers and directors listed below held the specified positions with their respective companies as of the date of filing this report, unless otherwise noted.

Name	Age	Position	Period

ENTERGY ARKANSAS, INC.

Directors

Hugh T. McDonald	47	President and Chief Executive Officer of Entergy Arkansas	2000-Present
		Director of Entergy Arkansas	2000-Present
		Senior Vice President, Retail of Entergy Services, Inc.	1999-2000
Leo P. Denault		See information under the Entergy Corporation Officers Section in Part I.
Mark T. Savoff		See information under the Entergy Corporation Officers Section in Part I.
Richard J. Smith		See information under the Entergy Corporation Officers Section in Part I.

Officers

Jay A. Lewis	44	Vice President and Chief Financial Officer - Utility Operations Group of Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, LLC, Entergy Mississippi, and Entergy New Orleans	2004-Present
		Director, Accounting Policy and Research of Entergy Services, Inc.	1999 - 2004
Leo P. Denault		See information under the Entergy Corporation Officers Section in Part I.
Curtis L. Hebert, Jr.		See information under the Entergy Corporation Officers Section in Part I.
Nathan E. Langston		See information under the Entergy Corporation Officers Section in Part I.
J. Wayne Leonard		See information under the Entergy Corporation Officers Section in Part I.
William E. Madison		See information under the Entergy Corporation Officers Section in Part I.
Hugh T. McDonald		See information under the Entergy Arkansas Directors Section above.
Mark T. Savoff		See information under the Entergy Corporation Officers Section in Part I.
Robert D. Sloan		See information under the Entergy Corporation Officers Section in Part I.
Richard J. Smith		See information under the Entergy Corporation Officers Section in Part I.
Gary J. Taylor		See information under the Entergy Corporation Officers Section in Part I.

ENTERGY GULF STATES, INC.

Directors

E. Renae Conley	48	Director of Entergy Gulf States and Entergy Louisiana, LLC	2000-Present
		President and Chief Executive Officer - LA of Entergy Gulf States and Entergy Louisiana, LLC	2000-Present
Joseph F. Domino	57	Director of Entergy Gulf States	1999-Present
		President and Chief Executive Officer - TX of Entergy Gulf States	1998-Present
Leo P. Denault		See information under the Entergy Corporation Officers Section in Part I.
Mark T. Savoff		See information under the Entergy Corporation Officers Section in Part I.
Richard J. Smith		See information under the Entergy Corporation Officers Section in Part I.

Officers

E. Renae Conley		See information under the Entergy Gulf States Directors Section above.
Leo P. Denault		See information under the Entergy Corporation Officers Section in Part I.
Joseph F. Domino		See information under the Entergy Gulf States Directors Section above.
Curtis L. Hebert, Jr.		See information under the Entergy Corporation Officers Section in Part I.
Nathan E. Langston		See information under the Entergy Corporation Officers Section in Part I.
J. Wayne Leonard		See information under the Entergy Corporation Officers Section in Part I.
Jay A. Lewis		See information under the Entergy Arkansas Officers Section above.
William E. Madison		See information under the Entergy Corporation Officers Section in Part I.
Mark T. Savoff		See information under the Entergy Corporation Officers Section in Part I.
Robert D. Sloan		See information under the Entergy Corporation Officers Section in Part I.
Richard J. Smith		See information under the Entergy Corporation Officers Section in Part I.
Gary J. Taylor		See information under the Entergy Corporation Officers Section in Part I.

ENTERGY LOUISIANA HOLDINGS, INC.

Directors

Michael D. Bakewell	51	Director of Entergy Louisiana Holdings, Inc.	2005-Present
		President and Chief Executive Officer of Entergy Louisiana Holdings, Inc.	2005-Present
		Senior Vice President, Fossil Operations for Entergy Services	2004-Present
		Vice President, Fossil Plant Operations for Entergy Services	1998-2004
Robert A. Malone	54	Director of Entergy Louisiana Holdings, Inc.	2005-Present
		Treasurer of Entergy Louisiana Holdings, Inc.	2005-Present
		Vice President, Technical Services for Entergy Services	2005-Present
		Vice President, Engineering and Construction of Entergy Enterprises	2000-Present
William M. Mohl	46	Director of Entergy Louisiana Holdings, Inc.	2005-Present
		Vice President of Entergy Louisiana Holdings, Inc.	2005-Present
		Vice President of Commercial Operations for Entergy Services	2004-2005
		Director of Asset Management for Entergy Services	2002-2004
		Chief Operating Officer, Koch Investment Group, Ltd.	2000-2002

Officers

Michael D. Bakewell		See information under the Entergy Louisiana Holdings, Inc. Directors Section above.
Leo P. Denault		See information under the Entergy Corporation Officers Section in Part I.
Curtis L. Hebert, Jr.		See information under the Entergy Corporation Officers Section in Part I.
Nathan E. Langston		See information under the Entergy Corporation Officers Section in Part I.
J. Wayne Leonard		See information under the Entergy Corporation Officers Section in Part I.
William E. Madison		See information under the Entergy Corporation Officers Section in Part I.
Mark T. Savoff		See information under the Entergy Corporation Officers Section in Part I.
Robert D. Sloan		See information under the Entergy Corporation Officers Section in Part I.
Richard J. Smith		See information under the Entergy Corporation Officers Section in Part I.
Gary J. Taylor		See information under the Entergy Corporation Officers Section in Part I.

ENTERGY LOUISIANA, LLC

Directors

E. Renae Conley	See information under the Entergy Gulf States Directors Section above.
Leo P. Denault	See information under the Entergy Corporation Officers Section in Part I.
Mark T. Savoff	See information under the Entergy Corporation Officers Section in Part I.
Richard J. Smith	See information under the Entergy Corporation Officers Section in Part I.

Officers

E. Renae Conley	See information under the Entergy Gulf States Directors Section above.
Leo P. Denault	See information under the Entergy Corporation Officers Section in Part I.
Curtis L. Hebert, Jr.	See information under the Entergy Corporation Officers Section in Part I.
Nathan E. Langston	See information under the Entergy Corporation Officers Section in Part I.
J. Wayne Leonard	See information under the Entergy Corporation Officers Section in Part I.
Jay A. Lewis	See information under the Entergy Arkansas Officers Section above.
William E. Madison	See information under the Entergy Corporation Officers Section in Part I.
Mark T. Savoff	See information under the Entergy Corporation Officers Section in Part I.
Robert D. Sloan	See information under the Entergy Corporation Officers Section in Part I.
Richard J. Smith	See information under the Entergy Corporation Officers Section in Part I.
Gary J. Taylor	See information under the Entergy Corporation Officers Section in Part I.

ENTERGY MISSISSIPPI, INC.

Directors

Carolyn C. Shanks	44	President and Chief Executive Officer of Entergy Mississippi	1999-Present
		Director of Entergy Mississippi	1999-Present
Leo P. Denault		See information under the Entergy Corporation Officers Section in Part I.
Mark T. Savoff		See information under the Entergy Corporation Officers Section in Part I.
Richard J. Smith		See information under the Entergy Corporation Officers Section in Part I.

Officers

Leo P. Denault		See information under the Entergy Corporation Officers Section in Part I.
Curtis L. Hebert, Jr.		See information under the Entergy Corporation Officers Section in Part I.
Nathan E. Langston		See information under the Entergy Corporation Officers Section in Part I.
J. Wayne Leonard		See information under the Entergy Corporation Officers Section in Part I.
Jay A. Lewis		See information under the Entergy Arkansas Officers Section above.
William E. Madison		See information under the Entergy Corporation Officers Section in Part I.
Mark T. Savoff		See information under the Entergy Corporation Officers Section in Part I.
Carolyn C. Shanks		See information under the Entergy Mississippi Directors Section above.
Robert D. Sloan		See information under the Entergy Corporation Officers Section in Part I.
Richard J. Smith		See information under the Entergy Corporation Officers Section in Part I.
Gary J. Taylor		See information under the Entergy Corporation Officers Section in Part I.

ENTERGY NEW ORLEANS, INC.

Directors

Daniel F. Packer	58	Chief Executive Officer Entergy New Orleans	1998-Present
		President of Entergy New Orleans	1997-Present
		Director of Entergy New Orleans	1996-Present
Tracie L. Boutte	42	Director of Entergy New Orleans	2005-Present
		Vice President, Regulatory Affairs - New Orleans of Entergy New Orleans	2004-Present
		Vice President, Gas Distribution - Entergy Services, Inc.	2002-2004
		Vice President, Gas & C & I Services - Entergy New Orleans	2000-2002
Roderick K. West	37	Director of Entergy New Orleans	2005-Present
		Director, Metro Distribution Operations of Entergy Services, Inc.	2005-Present
		Region Manager, Distribution Operations of Entergy Services, Inc.	2003-2005
		Director, Regulatory Affairs of Entergy New Orleans	2001-2003
Officers

Leo P. Denault		See information under the Entergy Corporation Officers Section in Part I.
Curtis L. Hebert, Jr.		See information under the Entergy Corporation Officers Section in Part I.
Nathan E. Langston		See information under the Entergy Corporation Officers Section in Part I.
J. Wayne Leonard		See information under the Entergy Corporation Officers Section in Part I.
Jay A. Lewis		See information under the Entergy Arkansas Officers Section above.
William E. Madison		See information under the Entergy Corporation Officers Section in Part I.
Daniel F. Packer		See information under the Entergy New Orleans Directors Section above.
Mark T. Savoff		See information under the Entergy Corporation Officers Section in Part I.
Robert D. Sloan		See information under the Entergy Corporation Officers Section in Part I.
Richard J. Smith		See information under the Entergy Corporation Officers Section in Part I.
Gary J. Taylor		See information under the Entergy Corporation Officers Section in Part I.

SYSTEM ENERGY RESOURCES, INC.

Directors

Gary J. Taylor		See information under the Entergy Corporation Officers Section in Part I.
Leo P. Denault		See information under the Entergy Corporation Officers Section in Part I.
Steven C. McNeal	48	Director of System Energy	2004-Present
		Vice President and Treasurer of Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, LLC, Entergy Mississippi, Entergy New Orleans, and System Energy	1998-Present

Officers

Theodore Bunting	47	Vice President and Chief Financial Officer - Nuclear Operations of System Energy	2004 - Present
		Vice President and Chief Financial Officer of Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans	2002 - 2004
		Vice President and Chief Financial Officer - Operations of Entergy Services	2000 - 2002
Leo P. Denault		See information under the Entergy Corporation Officers Section in Part I.
Curtis L. Hebert, Jr.		See information under the Entergy Corporation Officers Section in Part I.
Nathan E. Langston		See information under the Entergy Corporation Officers Section in Part I.
J. Wayne Leonard		See information under the Entergy Corporation Officers Section in Part I.
William E. Madison		See information under the Entergy Corporation Officers Section in Part I.
Mark T. Savoff		See information under the Entergy Corporation Officers Section in Part I.
Robert D. Sloan		See information under the Entergy Corporation Officers Section in Part I.
Richard J. Smith		See information under the Entergy Corporation Officers Section in Part I.
Gary J. Taylor		See information under the Entergy Corporation Officers Section in Part I.

Each director and officer of the applicable Entergy company is elected yearly to serve by the unanimous consent of the sole stockholder, Entergy Corporation, at its annual meeting, with the exception of the directors and officers of Entergy Louisiana, LLC, who are elected yearly to serve by the unanimous consent of the sole common membership owner, Entergy Louisiana Holdings.

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
Claiborne P. Deming
Stuart L. Levenick
Kathleen A. Murphy
James R. Nichols
William A. Percy, II

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

Section 16(a) Beneficial Ownership Reporting Compliance

Information called for by this item concerning the directors and officers of Entergy Corporation is set forth in the Proxy Statement of Entergy Corporation to be filed in connection with its Annual Meeting of Stockholders to be held on May 12, 2006, under the heading "Section 16(a) Beneficial Ownership Reporting Compliance", which information is incorporated herein by reference.

Item 11. Executive Compensation

ENTERGY CORPORATION

Information called for by this item concerning the directors and officers of Entergy Corporation is set forth in the Proxy Statement under the headings "Executive Compensation Tables", "Nominees for the Board of Directors", "Director Compensation", and "Comparison of Five Year Cumulative Total Return", all of which information is incorporated herein by reference.

ENTERGY ARKANSAS, ENTERGY GULF STATES, ENTERGY LOUISIANA HOLDINGS, INC., ENTERGY LOUISIANA, LLC, ENTERGY MISSISSIPPI, ENTERGY NEW ORLEANS, AND SYSTEM ENERGY

Summary Compensation Table

The following table includes the Chief Executive Officer, the four other most highly compensated executive officers in office as of December 31, 2005 at Entergy Arkansas, Entergy Gulf States, Entergy Louisiana Holdings, Entergy Louisiana, LLC, Entergy Mississippi, Entergy New Orleans, and System Energy (collectively, the "Named Executive Officers"). This determination was based on total annual base salary and bonuses from all Entergy sources earned by each officer for the year 2005. See Item 10, "Directors and Executive Officers of the Registrants," for information on the principal positions of the Named Executive Officers in the table below.

Entergy Arkansas, Entergy Gulf States, Entergy Louisiana Holdings, Entergy Louisiana, LLC, Entergy Mississippi, Entergy New Orleans, and System Energy

As shown in Item 10, most Named Executive Officers are employed by several Entergy companies. Because it would be impracticable to allocate such officers' salaries among the various companies, the table below includes the aggregate compensation paid by all Entergy companies.

					Long-Term Compensation
		Annual Compensation			Awards		Payouts
Name	Year	Salary	Bonus	(a) Other Annual Comp.	Restricted Stock Awards	Securities Underlying Options	(d) LTIP Payouts	(e) All Other Comp.

Michael D. Bakewell	2005	$317,741	$385,000	$15,952	(b)	14,000 shares	$326,991	$8,765
CEO - Entergy Louisiana	2004	282,782	290,000	12,302	(b)	13,345	333,132	11,451
Holdings	2003	223,746	185,000	14,752	(b)	15,420	190,170	11,727

E. Renae Conley	2005	$356,157	$430,800	$20,895	(b)	15,000 shares	$460,642	$10,814
CEO-Entergy Louisiana, LLC	2004	345,912	272,220	18,867	(b)	18,400	724,200	30,537
CEO-LA-Entergy Gulf States	2003	334,453	200,000	31,087	(b)	33,092	460,088	15,413

Leo P. Denault	2005	$514,310	$400,400	$28,546	(b)	35,000 shares	$698,445	$10,293
	2004	463,631	490,000	15,330	(b)	40,000	557,634	29,518
	2003	286,824	217,402	4,551	(b)	30,600	190,170	13,308

Joseph F. Domino	2005	$283,634	$214,875	$22,640	(b)	14,601 shares	$237,735	$9,558
CEO-TX-Entergy Gulf States	2004	274,242	172,813	28,787	(b)	18,189	304,164	12,214
	2003	265,626	200,765	46,480	(b)	10,500	190,170	11,912

J. Wayne Leonard	2005	$1,123,607	$1,246,300	$26,495	(b)	165,200 shares	$3,180,074	$14,160
	2004	1,088,769	1,540,000	46,344	(b)	220,000	4,634,880	48,199
	2003	1,038,461	1,197,800	26,152	(b)	195,000	2,944,560	73,639

Hugh T. McDonald	2005	$289,270	$160,600	$19,289	(b)	22,522 shares	$237,735	$9,478
CEO-Entergy Arkansas	2004	288,847	197,400	25,927	(b)	10,000	304,164	12,596
	2003	264,201	195,000	32,276	(b)	21,199	190,170	12,134

Daniel F. Packer	2005	$270,150	$ -	$37,439	(b)	10,000 shares	$237,735	$9,505
CEO-Entergy New Orleans	2004	260,748	164,375	27,090	(b)	10,000	304,164	11,122
	2003	253,628	190,000	58,519	(b)	8,000	190,170	3,204

Mark T. Savoff	2005	$507,154	$392,700	$36,713	(b)	20,000 shares	$661,237	$9,272
	2004	500,001	490,000	24,607	(b)	31,800	405,552	21,293
	2003	19,231	-	51,485	(b)	-	-	865

Carolyn C. Shanks	2005	$283,308	$214,500	$23,287	(b)	10,000 shares	$237,735	$9,395
CEO-Entergy Mississippi	2004	283,885	213,900	14,297	(b)	10,000	304,164	11,800
	2003	263,758	195,000	92,825	$152,160 (b)(c)	14,000	190,170	12,132

Richard J. Smith	2005	$514,308	$400,400	$20,696	(b)	40,000 shares	$998,217	$12,364
	2004	494,806	490,000	11,840	(b)	63,600	1,231,140	56,186
	2003	473,019	380,867	64,371	(b)	72,777	674,795	23,128

Gary J. Taylor	2005	$477,077	$385,000	$29,111	(b)	35,000 shares	$943,594	$9,926
CEO-System Energy	2004	414,356	411,600	29,170	(b)	40,000	1,013,880	9,987
	2003	394,615	316,400	78,575	(b)	26,900	539,836	7,240

(a)	2005 Other Annual Compensation includes the following:
(1)

Payments for personal financial counseling as follows: Mr. Bakewell $9,970; Ms. Conley $11,000; Mr. Denault $15,087; Mr. Domino $8,322; Mr. Leonard $2,100; Mr. McDonald $3,335; Mr. Packer $9,252; Mr. Savoff $21,263; Ms. Shanks $10,340; Mr. Smith $8,450; and Mr. Taylor $10,830.

(2)	Payments for annual physical exams as follows: Ms. Conley $3,142; Mr. Denault $1,868; Mr. Domino $2,708; Mr. Leonard $16,886; and Mr. Savoff $4,280.
(3)

Personal use of company aircraft as follows: Mr. Bakewell $194; Ms. Conley $1,205; Mr. Denault $3,254; Mr. Domino $333; Mr. Leonard $4,506; Mr. McDonald $197; Mr. Packer $11,563; Mr. Savoff $1,035; Ms. Shanks $2,240; Mr. Smith $5,779; and Mr. Taylor $9,039. In July 2005, the Company adopted a change to the application of its policy with respect to the personal use of corporate aircraft by executives. The Company decided to allow personal use of corporate aircraft at Company expense for the Company's Chief Executive Officer.

(4)	Payments for club dues as follows: Mr. Domino $3,415; Mr. McDonald $9,305; Mr. Packer $4,924; Ms. Shanks $3,383; and Mr. Taylor $794.
(5)	Travel expenses related to volunteer service to Mr. Domino for $3,521.
(6)

Tax gross up payments as follows: Mr. Bakewell $5,788; Ms. Conley $5,548; Mr. Denault $8,337; Mr. Domino $4,341; Mr. Leonard $3,003; Mr. McDonald $6,452; Mr. Packer $11,700; Mr. Savoff $10,135; Ms. Shanks $7,324; Mr. Smith $6,467; and Mr. Taylor $8,448.

(b)

Performance unit (equivalent to shares of Entergy common stock) awards in 2005 are reported under the "Long-Term Incentive Plan Awards" table. At December 31, 2005, the number and market value of the aggregate performance unit holdings held by named executive officers were as follows: Mr. Bakewell 13,700 units, $940,505; Ms. Conley 14,700 units, $1,009,155; Mr. Denault 30,800 units, $2,114,420; Mr. Domino 7,200 units, $494,280; Mr. Leonard 170,900 units, $11,732,285; Mr. McDonald 7,200 units, $494,280; Mr. Packer 7,200 units, $494,280; Mr. Savoff 31,500 units, $2,162,475; Ms. Shanks 10,200 units, $700,230; Mr. Smith 31,500 units, $2,162,475; and Mr. Taylor 31,500 units, $2,162,475. Accumulated dividends are paid on performance units when vested. The value of performance unit holdings as of December 31, 2005 is determined by multiplying the total number of units held by the closing market price of Entergy common stock on the New York Stock Exchange Composite Transactions on December 30, 2005 ($68.65 per share). The value of units which vested in 2005, 2004 and 2003, including accumulated cash dividends, are reported in the LTIP payouts column in the above table.

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

(d)	Amounts include the value of performance units that vested in 2005, 2004 and 2003 (see note (b) above) under Entergy's Equity Ownership Plan.
(e)	All Other Compensation includes the following:
(1)

2005 benefit accruals under the Defined Contribution Restoration Plan as follows: Mr. Bakewell $68; Ms. Conley $1,994; Mr. Denault $1,473; Mr. Domino $738; Mr. Leonard $5,340; Mr. McDonald $564; Mr. Packer $685; Mr. Savoff $452; Ms. Shanks $575; Mr. Smith $3,544; and Mr. Taylor $1,106.

(2)

2005 employer contributions to the System Savings Plan as follows: Mr. Bakewell $8,697; Ms. Conley $8,820; Mr. Denault $8,820; Mr. Domino $8,820; Mr. Leonard $8,820; Mr. McDonald $8,914; Mr. Packer $8,820; Mr. Savoff $8,820; Ms. Shanks $8,820; Mr. Smith $8,820; and Mr. Taylor $8,820.

Option Grants in 2005

The following table summarizes option grants during 2005 to the Named Executive Officers. The absence, in the table below, of any Named Executive Officer indicates that no options were granted to such officer.

Entergy Arkansas, Entergy Gulf States, Entergy Louisiana Holdings, Entergy Louisiana, LLC, Entergy Mississippi, Entergy New Orleans, and System Energy

					Potential Realizable
	Individual Grants				Value
	Number of	% of Total			at Assumed Annual
	Securities	Options			Rates of Stock
	Underlying	Granted to	Exercise		Price Appreciation
	Options	Employees	Price (per	Expiration	for Option Term (b)
Name	Granted (a)	in 2005	share) (a)	Date	5%	10%

Michael D. Bakewell	14,000	0.8%	$69.47	1/27/15	$611.650	$1,550,042
E. Renae Conley	15,000	0.8%	69.47	1/27/15	655,340	1,660,759
Leo P. Denault	35,000	1.9%	69.47	1/27/15	1,529,126	3,875,105
Joseph F. Domino	10,000	0.5%	69.47	1/27/15	436,893	1,107,173
	4,601 (c)	0.3%	73.58	1/25/11	106,785	239,827
J. Wayne Leonard	165,200	9.0%	69.47	1/27/15	7,217,474	18,290,496
Hugh T. McDonald	10,000	0.5%	69.47	1/27/15	436,893	1,107,173
	12,522 (c)	0.7%	73.25	2/11/12	352,021	812,797
Daniel F. Packer	10,000	0.5%	69.47	1/27/15	436,893	1,107,173
Mark T. Savoff	20,000	1.1%	69.47	1/27/15	873,786	2,214,346
Carolyn C. Shanks	10,000	0.5%	69.47	1/27/15	436,893	1,107,173
Richard J. Smith	40,000	2.2%	69.47	1/27/15	1,747,572	4,428,692
Gary J. Taylor	35,000	1.9%	69.47	1/27/15	1,529,126	3,875,105

(a)

Options were granted on January 27, 2005, pursuant to the Equity Ownership Plan. All options granted on this date have an exercise price equal to the closing price of Entergy common stock on the New York Stock Exchange Composite Transactions on January 27, 2005. These options will vest in equal increments, annually, over a three-year period beginning in 2006, based on continued service with Entergy.

(b)

Calculation based on the market price of the underlying securities assuming the market price increases over the option period and assuming annual compounding. The column presents estimates of potential values based on simple mathematical assumptions. The actual value, if any, a Named Executive Officer may realize is dependent upon the market price on the date of option exercise.

(c)

During 2005, Mr. Domino and Mr. McDonald converted presently exercisable stock options into Entergy stock and reload stock options. They accomplished this by exercising stock options, paying the exercise price and all applicable taxes for these shares by surrendering shares of Entergy stock. Additional options, as indicated above, were granted pursuant to the reload feature of this "stock for stock" exercise method. Under the reload mechanism, eligible participants are granted an additional number of options equal to the number of shares surrendered to pay the exercise price. The reloaded stock options vest immediately and have an exercise price equal to the price of Entergy common stock on the New York Stock Exchange Composite Transactions on the date of exercise of the original options. The reloaded options retain the original grant's expiration date. The reload feature was removed from the Equity Ownership Plan as approved by the Stockholders in May 2003. Reloads are no longer available for options granted after February 13, 2003.

Aggregated Option Exercises in 2005 and December 31, 2005 Option Values

The following table summarizes the number and value of all unexercised options held by the Named Executive Officers. The absence, in the table below, of any Named Executive Officer indicates that no options are held by such officer.

			Number of
			Securities Underlying		Value of Unexercised
			Unexercised Options		In-the-Money Options
	Shares Acquired	Value	as of December 31, 2005		as of December 31, 2005 (b)
Name	on Exercise	Realized (a)	Exercisable	Unexercisable	Exercisable	Unexercisable

Michael D. Bakewell	5,667	$192,650	25,631	25,834	$521,043	$168,457
E. Renae Conley	-	-	113,325	35,267	3,082,661	316,883
Leo P. Denault	-	-	65,756	64,934	1,339,047	347,065
Joseph F. Domino	13,585	490,025	45,158	20,167	853,722	151,703
J. Wayne Leonard	-	-	1,450,133	376,867	48,223,040	3,047,003
Hugh T. McDonald	29,400	940,888	40,454	20,667	674,264	163,803
Daniel F. Packer	34,800	1,284,294	8,666	19,334	162,555	131,545
Mark T. Savoff	-	-	10,600	41,200	106,530	213,060
Carolyn C. Shanks	20,000	741,580	12,666	21,334	259,355	179,945
Richard J. Smith	-	-	211,738	99,067	5,125,440	829,461
Gary J. Taylor	-	-	92,533	70,634	2,344,802	485,005

(a)	Based on the difference between the closing price of Entergy's common stock on the New York Stock Exchange Composite Transactions on the exercise date and the option exercise price.
(b)	Based on the difference between the closing price of Entergy's common stock on the New York Stock Exchange Composite Transactions on December 30, 2005, and the option exercise price.

Long-Term Incentive Plan Awards in 2005

The following table summarizes the awards of performance units (equivalent to shares of Entergy common stock) granted under the Equity Ownership Plan in 2005 to the Named Executive Officers.

			Estimated Future Payouts Under Non-Stock Price-Based Plans (# of units) (a) (b)
Name	Number of Units	Performance Period Until Maturation or Payout	Threshold	Target	Maximum

Michael D. Bakewell	6,700	1/1/05-12/31/07	300	2,700	6,700
E. Renae Conley	6,700	1/1/05-12/31/07	300	2,700	6,700
Leo P. Denault	15,000	1/1/05-12/31/07	600	6,000	15,000
Joseph F. Domino	3,200	1/1/05-12/31/07	200	1,300	3,200
J. Wayne Leonard	85,700	1/1/05-12/31/07	3,500	34,300	85,700
Hugh T. McDonald	3,200	1/1/05-12/31/07	200	1,300	3,200
Daniel F. Packer	3,200	1/1/05-12/31/07	200	1,300	3,200
Mark T. Savoff	15,000	1/1/05-12/31/07	600	6,000	15,000
Carolyn C. Shanks	3,200	1/1/05-12/31/07	200	1,300	3,200
Richard J. Smith	15,000	1/1/05-12/31/07	600	6,000	15,000
Gary J. Taylor	15,000	1/1/05-12/31/07	600	6,000	15,000

(a)

Performance units awarded will vest at the end of a three-year period, subject to the attainment of approved performance goals for Entergy. These performance goals are based on Entergy's attainment of specified total shareholder return levels for Entergy common stock compared to industry peer companies over the three-year performance period. Actual awards are based upon the achievement of the cumulative result of these goals for the performance period. The value any Named Executive Officer may realize is dependent upon the number of units that vest, the future market price of Entergy common stock, and the dividends paid during the performance period.

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

Executive Retirement and Benefit Plans

Entergy Arkansas, Entergy Gulf States, Entergy Louisiana Holdings, Entergy Louisiana, LLC, Entergy Mississippi, Entergy New Orleans, and System Energy

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

Qualified Retirement Plan Combined with Pension Equalization Plan. Entergy Corporation has a tax-qualified defined benefit plan, which, combined with a non-qualified Pension Equalization Plan ("PEP"), provides for a retirement benefit calculated by multiplying the number of years of employment by 1.5%, which is then multiplied by the final average pay as defined in the plans, and currently includes base salary plus annual bonus. The normal form of benefit for a single executive employee is a lifetime annuity and for a married executive employee is a reduced benefit with a 50% surviving spouse annuity. Retirement benefits are not subject to any deduction for social security.

The maximum benefit under the qualified pension plan is limited by Sections 401 and 415 of the Internal Revenue Code of 1986, as amended; however, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana Holdings, Entergy Louisiana, LLC, Entergy Mississippi, Entergy New Orleans, and System Energy have elected to participate in the PEP sponsored by Entergy Corporation. Under the PEP, certain executives, including the Named Executive Officers, would receive an additional amount to compensate for the benefit that would have been payable under the qualified pension plan, except for the Internal Revenue Code Sections 401 and 415 limitations discussed above. The PEP also includes as earnings for purposes of calculating PEP benefits a Named Executive Officer's Executive Annual Incentive Plan bonus and any base salary or bonus the Named Executive Officer elects to defer.

As of December 31, 2005, the credited actual years of service under the combined plans were for Mr. Bakewell (29), Ms. Conley (6), Mr. Denault (6), Mr. Domino (35), Mr. Leonard (7), Mr. McDonald (23), Mr. Packer (23), Mr. Savoff (2), Ms. Shanks (22), Mr. Smith (6), and Mr. Taylor (5). Because they entered into PEP agreements granting additional years of service, the total credited years of service under the PEP were for Ms. Conley (23), Mr. Smith (29), and Mr. Taylor (24).

The following table shows the annual retirement benefits that would be paid at normal retirement (age 65 or later) and includes covered compensation for the executive officers included in the salary column of the Summary Compensation Table above.

Retirement Income Plan Table
Annual
Covered	Years of Service
Compensation	15	20	25	30	35
$250,000	$56,250	$75,000	$93,750	$112,500	$131,250
500,000	112,500	150,000	187,500	225,000	262,500
750,000	168,750	225,000	281,250	337,500	393,750
1,000,000	225,000	300,000	375,000	450,000	525,000
1,500,000	337,500	450,000	562,500	675,000	787,500
2,000,000	450,000	600,000	750,000	900,000	1,050,000
2,500,000	562,500	750,000	937,500	1,125,000	1,312,500
3,000,000	675,000	900,000	1,125,000	1,350,000	1,575,000

(1)	Benefits are shown for various rates of final average pay, which is the highest salary earned in any consecutive 60 months during the last 120 months of employment.

Supplemental Retirement Plan ("SRP"). Entergy Arkansas, Entergy Gulf States, Entergy Louisiana Holdings, Entergy Louisiana, LLC, Entergy Mississippi, Entergy New Orleans, and System Energy participate in the Supplemental Retirement Plan of Entergy Corporation and Subsidiaries. Executives may participate in the SRP, which is an unfunded defined benefit plan, at the invitation of Entergy Arkansas, Entergy Gulf States, Entergy Louisiana Holdings, Entergy Louisiana, LLC, Entergy Mississippi, Entergy New Orleans, and System Energy. Mr. Packer is the only named executive officer who is currently a participant in the plan. The SRP provides that, under certain circumstances, a participant may receive a monthly retirement benefit payment for 120 months. The amount of monthly payment shall not exceed 2.5% of the participant's average basic annual pay (as defined in the SRP).

System Executive Retirement Plan ("SERP"). This executive plan is an unfunded defined benefit plan for participating executives, including all of the executive officers named in the Summary Compensation Table (except for Mr. Leonard, who receives non-qualified supplemental retirement benefits under the terms of his retention contract, which are described below). Executive officers can choose, at retirement, between the retirement benefits paid under the SERP or those payable under the non-qualified supplemental retirement plans discussed above, and in which they participate. SERP benefits are calculated by multiplying the covered pay times the maximum pay replacement ratios of 55%, 60% or 65% (dependent on job rating at retirement) that are attained at 30 years of credited service. The current maximum pay replacement ratio at 20 years of credited service for Mr. Bakewell, Ms. Conley, Mr. Denault, Mr. Savoff, Mr. Smith and Mr. Taylor is 50%. The current maximum pay replacement ratio at 20 years of credited service for Mr. Domino, Mr. McDonald, Mr. Packer and Ms. Shanks is 45%. The ratios are reduced for each year of employment below 30 years. The normal form of benefit for a single employee is a lifetime annuity, and for a married employee is a reduced benefit with a 50% surviving spouse annuity. These retirement payments may be offset by any and all defined benefit plan payments from the Company and from prior employers. These payments are not subject to social security offsets.

Receipt of benefits under any of the supplemental retirement plans described above is contingent upon several factors. The participant must agree, without the specific consent of the Entergy company for which such participant was last employed, not to take employment after retirement with any entity that is in competition with, or similar in nature to, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana Holdings, Entergy Louisiana, LLC, Entergy Mississippi, Entergy New Orleans, and System Energy or any affiliate thereof. Eligibility for benefits is forfeitable for various reasons, including violation of an agreement with Entergy Arkansas, Entergy Gulf States, Entergy Louisiana Holdings, Entergy Louisiana, LLC, Entergy Mississippi, Entergy New Orleans, and System Energy, or for resignation or termination of employment for any reason before or after normal retirement age and without the employer's permission.

The credited years of service for the Named Executive Officers under the SERP are as follows: Mr. Bakewell (29), Ms. Conley (6), Mr. Denault (6), Mr. Domino (30), Mr. McDonald (23), Mr. Packer (23), Mr. Savoff (2), Ms. Shanks (22), Mr. Smith (6), and Mr. Taylor (15).

Upon retirement, and subject to existing deferral elections and the provisions of Internal Revenue Code Section 409A, executives are able to receive the value of their SERP, SRP, or PEP benefits paid either as a lump sum or a series of annual payments. The following table shows the annual retirement benefits that would be paid at normal retirement (age 65 or later) under the SERP.

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

Compensation of Directors

For information regarding compensation of the directors of Entergy Corporation, see the Proxy Statement under the heading "Director Compensation", which information is incorporated herein by reference. Entergy Arkansas, Entergy Gulf States, Entergy Louisiana Holdings, Entergy Louisiana, LLC, Entergy Mississippi, Entergy New Orleans, and System Energy currently have no non-employee directors, and none of the current directors of these companies are compensated for their responsibilities as director.

Retired non-employee directors of Entergy Arkansas, Entergy Louisiana, LLC, Entergy Mississippi, and Entergy New Orleans with a minimum of five years of service on the respective Boards of Directors are paid $200 a month for a term of years corresponding to the number of years of active service as directors. Retired non-employee directors with over ten years of service receive a lifetime benefit of $200 a month. Years of service as an advisory director are included in calculating this benefit. Entergy Louisiana Holdings and System Energy have no retired non-employee directors.

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

Executive Employment Contracts and Retention Agreements

Entergy Arkansas, Entergy Gulf States, Entergy Louisiana Holdings, Entergy Louisiana, LLC, Entergy Mississippi, Entergy New Orleans, and System Energy

For general information regarding change of control benefits applicable to our executive officers, see "System Executive Continuity Plans" above. In addition, upon completion of a transaction resulting in a change-in-control of Entergy (a "Merger"), benefits already accrued under Entergy's System Executive Retirement Plan, Supplemental Retirement Plan and Pension Equalization Plan, and awards granted under the EOP, will become fully vested if the participant is involuntarily terminated without "cause" or terminates employment for "good reason" (as such terms are defined in such plans).

Mr. Leonard - Mr. Leonard's retention agreement provides that if he terminates his employment, with or without "good reason" and except for "cause," he will be entitled to a non-qualified supplemental retirement benefit in lieu of participation in the Company's non-qualified supplemental retirement plans such as the SERP, the SRP, or the PEP. If Mr. Leonard's employment is terminated by Entergy for "cause" at any time he will forfeit his non-qualified supplemental retirement benefit. However, if Mr. Leonard were to leave without "cause," he would be entitled to receive this benefit, plus:

  previously vested stock options (with 193,399 options vesting during 2006 in addition to those described in the "December 31, 2005 Option Values" table above), which must be exercised within 90 days of termination;
  income earned in prior periods and deferred into available investment options, subject to his deferral elections and the provisions of Internal Revenue Code Section 409A (as of December 31, 2005, Mr. Leonard had credited to his deferral accounts 155,311 phantom units of Entergy Company stock and $271,785 in other deemed investment funds); and
  other broad-based compensation and benefits generally available to terminated employees under plans or arrangements in which Mr. Leonard participates, in accordance with the terms and conditions of those plans and arrangements.

Mr. Leonard's non-qualified supplemental retirement benefit is calculated as a single life annuity equal to 60% of his final monthly compensation (as defined under the SERP), reduced to account for benefits payable to Mr. Leonard under the Company's and a former employer's qualified pension plans. As of December 31, 2005, his final monthly compensation was $203,561, which amount would provide for a single life annuity of approximately $1,465,632 per year as his non-qualified supplemental retirement benefit, subject to the offsets described above. The benefit is payable in a single lump sum, or as periodic payments, as elected by Mr. Leonard in accordance with Internal Revenue Code Section 409A. If elected, periodic payments will be due for Mr. Leonard's life, and then a reduced benefit of 50% will be due for the life of his spouse.

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

The retention agreement with Mr. Leonard further provides that, subject to certain forfeiture provisions, upon a termination of employment while a Merger is pending (a) by Entergy without "cause" or by Mr. Leonard for "good reason," as such terms are defined in the agreement, or (b) by reason of Mr. Leonard's death or disability:

  Entergy will pay to him a lump sum cash severance payment equal to 2.99 times the sum of his base salary plus the lesser of (i) his target annual incentive award or (ii) his applicable annual incentive award, each subject to the provisions of Internal Revenue Code Section 409A;
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

Mr. Leonard is currently entitled under his retention agreement to his supplemental retirement benefit if he were to leave the Company, as he has attained the age of 55 during 2005.

Ms. Shanks - The employment agreement with Ms. Shanks provides for her continued employment until 2011. During this period, Ms. Shanks will continue to participate in all executive plans, programs, and arrangements for which she is eligible. In October 2011, Ms. Shanks will become a special project coordinator of Entergy Mississippi or another Entergy System company until 2016. During her tenure as special project coordinator, Ms. Shanks will continue to receive her same rate of annual base salary in effect immediately prior to her assumption of this post, but will forfeit an amount sufficient to fund this salary from amounts that would otherwise be credited to her non-qualified deferral accounts. Commencing in October 2016, Ms. Shanks will be eligible to retire with all of the post-retirement compensation and benefits for which she is eligible.

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

Mr. Smith - The retention agreement with Mr. Smith provides that Mr. Smith will be paid a retention payment of approximately $525,000 on each of the first three anniversaries of the date on which a Merger is completed, if he remains employed on each of those dates. The agreement also provides that upon termination of employment while a Merger is pending and for three years after completion of the Merger (a) by Mr. Smith for "good reason" or by Entergy without "cause," as such terms are defined in the agreement or (b) by reason of Mr. Smith's death or disability:

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

Personnel Committee Interlocks and Insider Participation

The compensation of Entergy Arkansas, Entergy Gulf States, Entergy Louisiana Holdings, Entergy Louisiana, LLC, Entergy Mississippi, Entergy New Orleans, and System Energy executive officers was set by the Personnel Committee of Entergy Corporation's Board of Directors, composed solely of Directors of Entergy Corporation.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Entergy Corporation owns 100% of the outstanding common stock of registrants Entergy Arkansas, Entergy Gulf States, Entergy Louisiana Holdings, Entergy Mississippi, Entergy New Orleans, and System Energy. The information with respect to persons known by Entergy Corporation to be beneficial owners of more than 5% of Entergy Corporation's outstanding common stock is included under the heading "Stockholders Who Own at Least Five Percent" in the Proxy Statement, which information is incorporated herein by reference. The registrants know of no contractual arrangements that may, at a subsequent date, result in a change in control of any of the registrants.

As of December 31, 2005, the directors, the Named Executive Officers, and the directors and officers as a group for Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana Holdings, Entergy Louisiana, LLC, Entergy Mississippi, Entergy New Orleans, and System Energy, respectively, beneficially owned directly or indirectly common stock of Entergy Corporation as indicated:

Name	Sole Voting and Investment Power (a)	Other Beneficial Ownership (b)	Entergy Corporation Stock Equivalent Units (c)

Entergy Corporation
Maureen S. Bateman*	3,300	-	4,000
W. Frank Blount*	9,984	-	14,400
Simon D. deBree*	1,921	-	3,037
Claiborne P. Deming*	12,406	-	2,639
Leo P. Denault**	1,108	80,690	28,995
Gary W. Edwards*	200	-	-
Alexis Herman*	1,500	-	1,600
Donald C. Hintz*	5,721	480,000	91,067
J. Wayne Leonard***	13,576	1,570,200	155,311
Stuart L. Levenick*	200	-	-
Robert v.d. Luft*	25,072	311,333	10,209
Kathleen A. Murphy*	3,300 (d)	1,000	4,000
James R. Nichols*	9,787 (e)	3,684	15,426
William A. Percy, II* (f)	2,650	-	4,254
Mark T. Savoff**	308	17,267	213
Richard J. Smith**	1,129	241,738	58,604
W. J. Tauzin*	100	-	-
Gary J. Taylor**	1,235	113,167	12,462
Steven V. Wilkinson*	1,255	-	1,227
All directors and executive
officers as a group	105,024	3,180,046	514,077

Name	Sole Voting and Investment Power (a)	Other Beneficial Ownership(b)	Entergy Corporation Stock Equivalent Units (c)
Entergy Arkansas
Leo P. Denault***	1,108	80,690	28,995
J. Wayne Leonard**	13,576	1,570,200	155,311
Hugh T. McDonald***	5,002	47,787	36,236
Mark T. Savoff***	308	17,267	213
Richard J. Smith***	1,129	241,738	58,604
All directors and executive
officers as a group	33,424	2,452,017	398,454

Entergy Gulf States
E. Renae Conley***	2,000	126,325	41,630
Leo P. Denault***	1,108	80,690	28,995
Joseph F. Domino***	7,454	51,991	12,422
J. Wayne Leonard**	13,576	1,570,200	155,311
Mark T. Savoff***	308	17,267	213
Richard J. Smith***	1,129	241,738	58,604
All directors and executive
officers as a group	37,876	2,582,546	416,270

Entergy Louisiana Holdings
Michael D. Bakewell***	3,037	33,751	3,514
Leo P. Denault**	1,108	80,690	28,995
J. Wayne Leonard**	13,576	1,570,200	155,311
Robert A. Malone*	525	2,933	50
William M. Mohl*	-	4,933	-
Mark T. Savoff**	308	17,267	213
Richard J. Smith**	1,129	241,738	58,604
All directors and executive
officers as a group	31,190	2,425,646	365,782

Entergy Louisiana, LLC
E. Renae Conley***	2,000	126,325	41,630
Leo P. Denault***	1,108	80,690	28,995
J. Wayne Leonard**	13,576	1,570,200	155,311
Mark T. Savoff***	308	17,267	213
Richard J. Smith***	1,129	241,738	58,604
All directors and executive
officers as a group	30,422	2,530,555	403,848

Entergy Mississippi
Leo P. Denault***	1,108	80,690	28,995
J. Wayne Leonard**	13,576	1,570,200	155,311
Mark T. Savoff***	308	17,267	213
Carolyn C. Shanks***	3,391	20,666	19,217
Richard J. Smith***	1,129	241,738	58,604
All directors and executive
officers as a group	31,813	2,424,896	381,435

Name	Sole Voting and Investment Power (a)	Other Beneficial Ownership(b)	Entergy Corporation Stock Equivalent Units (c)

Entergy New Orleans
Tracie L. Boutte*	1,721	7,666	6
Leo P. Denault**	1,108	80,690	28,995
J. Wayne Leonard**	13,576	1,570,200	155,311
Daniel F. Packer***	565	14,666	5,612
Mark T. Savoff**	308	17,267	213
Richard J. Smith**	1,129	241,738	58,604
Roderick K. West*	626	3,899	-
All directors and executive
officers as a group	31,334	2,430,461	367,836

System Energy
Leo P. Denault***	1,108	80,690	28,995
J. Wayne Leonard**	13,576	1,570,200	155,311
Steven C. McNeal*	5,524	13,199	2,702
Mark T. Savoff**	308	17,267	213
Richard J. Smith**	1,129	241,738	58,604
Gary J. Taylor***	1,235	113,167	12,462
All directors and executive
officers as a group	33,406	2,415,997	365,038

*	Director of the respective Company
**	Named Executive Officer of the respective Company
***	Director and Named Executive Officer of the respective Company

(a)

Based on information furnished by the respective individuals. Except as noted, each individual has sole voting and investment power. The number of shares of Entergy Corporation common stock owned by each individual and by all directors and executive officers as a group does not exceed one percent of the outstanding Entergy Corporation common stock.

(b)

Other Beneficial Ownership includes, for the Named Executive Officers, shares of Entergy Corporation common stock that may be acquired within 60 days after December 31, 2005, in the form of unexercised stock options awarded pursuant to the Equity Ownership Plan.

(c)

Represents the balances of stock equivalent units each executive holds under the deferral provisions of the Equity Ownership Plan and the Defined Contribution Restoration Plan. These units will be paid out in either Common Stock or cash equivalent to the value of one share of Common Stock per unit on the date of payout, including accrued dividends. The deferral period is determined by the individual and is at least two years from the award of the bonus. For directors of Entergy Corporation the stock equivalent units are part of the Service Award for Directors. All non-employee directors are credited with units for each year of service on the Board.

(d)	Excludes 1,000 shares of which Ms. Murphy has joint ownership (reported under "Other Beneficial Ownership" column.)
(e)	Excludes 3,684 shares that are owned by a charitable foundation that Mr. Nichols controls (reported under "Other Beneficial Ownership" column.)
(f)	Excludes 900 shares deferred by Mr. Percy under Equity Ownership Plan.

Equity Compensation Plan Information

The Equity Ownership Plan is a shareholder-approved stock-based compensation plan. Entergy also has a Board-approved stock-based compensation plan (Equity Awards Plan). However, effective May 9, 2003, the Board has directed that no further awards can be issued under that plan. As of May 9, 2003, 4,076,628 shares were available for issuance under the Equity Awards Plan. The following table summarizes information about Entergy's stock options awarded under these plans as of December 31, 2005.
Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price	Number of Securities Remaining Available for Future Issuance

Equity compensation plans approved by security holders	6,431,273	$52.41	2,671,186
Equity compensation plans not approved by security holders	4,424,186	$38.64	-
Total	10,855,459	$46.80	2,671,186

Item 13. Certain Relationships and Related Transactions

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

Item 14. Principal Accountant Fees and Services (Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

Aggregate fees billed to Entergy Corporation (consolidated), Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy for the years ended December 31, 2005 and 2004 by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, "Deloitte & Touche"), which includes Deloitte Consulting were as follows:

	2005	2004
Entergy Corporation (consolidated)
Audit Fees	$6,020,500	$6,289,500
Audit-Related Fees (a)	232,000	950,900

Total audit and audit-related fees	6,253,000	7,240,400
Tax Fees (b)	118,684	62,820

Total Fees (c)	$6,371,184	$7,303,220

Entergy Arkansas
Audit Fees	$725,813	$673,875
Audit-Related Fees (a)	-	110,810

Total audit and audit-related fees	725,813	784,685
Tax Fees	-	-
All Other Fees	-	-

Total Fees (c)	$725,813	$784,685

Entergy Gulf States
Audit Fees	$941,063	$1,403,875
Audit-Related Fees (a)	30,000	110,810

Total audit and audit-related fees	971,063	1,514,685
Tax Fees	-	-
All Other Fees	-	-

Total Fees (c)	$971,063	$1,514,685

Entergy Louisiana
Audit Fees	$974,013	$718,875
Audit-Related Fees (a)	-	110,810

Total audit and audit-related fees	974,013	829,685
Tax Fees	-	-
All Other Fees	-	-

Total Fees (c)	$974,013	$829,685

	2005	2004
Entergy Mississippi
Audit Fees	$727,863	$708,875
Audit-Related Fees (a)	-	110,810

Total audit and audit-related fees	727,863	819,685
Tax Fees	-	-
All Other Fees	-	-

Total Fees (c)	$727,863	$819,685

Entergy New Orleans
Audit Fees	$638,000	$708,875
Audit-Related Fees (a)	48,000	183,710

Total audit and audit-related fees	686,000	892,585
Tax Fees	-	-
All Other Fees	-	-

Total Fees (c)	$686,000	$892,585
System Energy
Audit Fees	$578,113	$598,750
Audit-Related Fees (a)	-	38,500

Total audit and audit-related fees	578,113	637,250
Tax Fees	-	-
All Other Fees	-	-

Total Fees (c)	$578,113	$637,250

(a)	Includes fees for employee benefit plan audits, consultation on financial accounting and reporting, and other attestation services.
(b)	Includes fees for tax return review and tax compliance assistance.
(c)	100% of fees paid in 2005 and 2004 were pre-approved by the Entergy Corporation Audit Committee.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)1.

Financial Statements and Independent Auditors' Reports for Entergy, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana Holdings, Entergy Louisiana, LLC, Entergy Mississippi, Entergy New Orleans, and System Energy are listed in the Table of Contents.

(a)2.

Financial Statement Schedules

Report of Independent Registered Public Accounting Firm (see page 424)

Financial Statement Schedules are listed in the Index to Financial Statement Schedules (see page S-1)

(a)3.

Exhibits

Exhibits for Entergy, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana Holdings, Entergy Louisiana, LLC, Entergy Mississippi, Entergy New Orleans, and System Energy are listed in the Exhibit Index (see page E-1). Each management contract or compensatory plan or arrangement required to be filed as an exhibit hereto is identified as such by footnote in the Exhibit Index.

ENTERGY CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

ENTERGY CORPORATION By /s/ Nathan E. Langston Nathan E. Langston, Senior Vice President and Chief Accounting Officer Date: March 9, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature	Title	Date

/s/ Nathan E. Langston Nathan E. Langston	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 9, 2006

J. Wayne Leonard (Chief Executive Officer and Director; Principal Executive Officer); Robert v.d. Luft (Chairman of the Board and Director); Leo P. Denault (Executive Vice President and Chief Financial Officer; Principal Financial Officer); Maureen S. Bateman, W. Frank Blount, Simon deBree, Claiborne P. Deming, Gary W. Edwards, Alexis M. Herman, Donald C. Hintz, Stuart L. Levenick, Kathleen A. Murphy, James R. Nichols, William A. Percy, II, W. J. Tauzin, and Steven V. Wilkinson (Directors).

By: /s/ Nathan E. Langston (Nathan E. Langston, Attorney-in-fact)	March 9, 2006

ENTERGY ARKANSAS, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

ENTERGY ARKANSAS, INC. By /s/ Nathan E. Langston Nathan E. Langston, Senior Vice President and Chief Accounting Officer Date: March 9, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature	Title	Date

/s/ Nathan E. Langston Nathan E. Langston	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 9, 2006

Hugh T. McDonald (Chairman of the Board, President, Chief Executive Officer, and Director; Principal Executive Officer); Jay A. Lewis (Vice President, Chief Financial Officer - Utility Operations Group; Principal Financial Officer); Leo P. Denault, Mark T. Savoff, and Richard J. Smith (Directors).

By: /s/ Nathan E. Langston (Nathan E. Langston, Attorney-in-fact)	March 9, 2006

ENTERGY GULF STATES, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

ENTERGY GULF STATES, INC. By /s/ Nathan E. Langston Nathan E. Langston, Senior Vice President and Chief Accounting Officer Date: March 9, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature	Title	Date

/s/ Nathan E. Langston Nathan E. Langston	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 9, 2006

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

By: /s/ Nathan E. Langston (Nathan E. Langston, Attorney-in-fact)	March 9, 2006

ENTERGY LOUISIANA HOLDINGS, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

ENTERGY LOUISIANA HOLDINGS, INC. By /s/ Nathan E. Langston Nathan E. Langston, Senior Vice President and Chief Accounting Officer Date: March 9, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature	Title	Date

/s/ Nathan E. Langston Nathan E. Langston	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 9, 2006

Michael D. Bakewell (President, Chief Executive Officer, and Director; Principal Executive Officer); Robert A. Malone (Treasurer and Director; Principal Financial Officer); William M. Mohl (Director).

By: /s/ Nathan E. Langston (Nathan E. Langston, Attorney-in-fact)	March 9, 2006

ENTERGY LOUISIANA, LLC

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

ENTERGY LOUISIANA, LLC By /s/ Nathan E. Langston Nathan E. Langston, Senior Vice President and Chief Accounting Officer Date: March 9, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature	Title	Date

/s/ Nathan E. Langston Nathan E. Langston	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 9, 2006

E. Renae Conley (Chair of the Board, President, Chief Executive Officer, and Director; Principal Executive Officer); Jay A. Lewis (Vice President, Chief Financial Officer - Utility Operations Group; Principal Financial Officer); Leo P. Denault, Mark T. Savoff, and Richard J. Smith (Directors).

By: /s/ Nathan E. Langston (Nathan E. Langston, Attorney-in-fact)	March 9, 2006

ENTERGY MISSISSIPPI, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

ENTERGY MISSISSIPPI, INC. By /s/ Nathan E. Langston Nathan E. Langston, Senior Vice President and Chief Accounting Officer Date: March 9, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature	Title	Date

/s/ Nathan E. Langston Nathan E. Langston	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 9, 2006

Carolyn C. Shanks (Chairman of the Board, President, Chief Executive Officer, and Director; Principal Executive Officer); Jay A. Lewis (Vice President, Chief Financial Officer - Utility Operations Group; Principal Financial Officer); Leo P. Denault, Mark T. Savoff, and Richard J. Smith (Directors).

By: /s/ Nathan E. Langston (Nathan E. Langston, Attorney-in-fact)	March 9, 2006

ENTERGY NEW ORLEANS, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

ENTERGY NEW ORLEANS, INC. By /s/ Nathan E. Langston Nathan E. Langston, Senior Vice President and Chief Accounting Officer Date: March 9, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature	Title	Date

/s/ Nathan E. Langston Nathan E. Langston	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 9, 2006

Daniel F. Packer (Chairman of the Board, President, Chief Executive Officer, and Director; Principal Executive Officer); Jay A. Lewis (Vice President, Chief Financial Officer - Utility Operations Group; Principal Financial Officer); Tracie L. Boutte and Roderick K. West (Directors).

By: /s/ Nathan E. Langston (Nathan E. Langston, Attorney-in-fact)	March 9, 2006

SYSTEM ENERGY RESOURCES, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

SYSTEM ENERGY RESOURCES, INC. By /s/ Nathan E. Langston Nathan E. Langston, Senior Vice President and Chief Accounting Officer Date: March 9, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature	Title	Date

/s/ Nathan E. Langston Nathan E. Langston	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 9, 2006

Gary J. Taylor (Chairman of the Board, President, Chief Executive Officer, and Director; Principal Executive Officer); Theodore H. Bunting, Jr. (Vice President, Chief Financial Officer - Nuclear Operations; Principal Financial Officer); Leo P. Denault and Steven C. McNeal (Directors).

By: &#/s/ Nathan E. Langston (Nathan E. Langston, Attorney-in-fact)	March 9, 2006

EXHIBIT 23(a)

CONSENTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in Post-Effective Amendments No. 3 and 5A on Form S-8 and their related prospectuses to Registration Statement No. 33-54298 of Entergy Corporation and Subsidiaries on Form S-4, Registration Statements No. 333-02503 and 333-22007 of Entergy Corporation and Subsidiaries on Form S-3, Registration Statements No. 333-55692, 333-68950, 333-75097, 333-90914, and 333-98179 of Entergy Corporation and Subsidiaries on Form S-8 of our reports dated March 9, 2006, relating to the consolidated financial statements (which report expresses an unqualified opinion and includes an explanatory paragraph regarding Entergy Corporation's change in 2003 in the method of accounting for asset retirement obligations), consolidated financial statement schedules, and management's report on the effectiveness of internal control over financial reporting, appearing in this Annual Report on Form 10-K of Entergy Corporation and Subsidiaries for the year ended December 31, 2005.

We consent to the incorporation by reference in Registration Statements No. 333-00103, 333-05045, 333-109453, and 333-127780 of Entergy Arkansas, Inc. on Form S-3 of our reports dated March 9, 2006, relating to the financial statements of Entergy Arkansas, Inc. (which report expresses an unqualified opinion and includes an explanatory paragraph regarding Entergy Arkansas, Inc.'s change in 2003 in the method of accounting for asset retirement obligations), financial statement schedule, and management's report on the effectiveness of internal control over financial reporting, appearing in this Annual Report on Form 10-K of Entergy Arkansas, Inc. for the year ended December 31, 2005.

We consent to the incorporation by reference in Registration Statements No. 33-49739, 33-51181, 333-60957, 333-109923, and 333-123691 of Entergy Gulf States, Inc. on Form S-3 of our reports dated March 9, 2006, relating to the financial statements of Entergy Gulf States, Inc. (which report expresses an unqualified opinion and includes an explanatory paragraph regarding Entergy Gulf States, Inc.'s change in 2003 in the method of accounting for asset retirement obligations), financial statement schedule, and management's report on the effectiveness of internal control over financial reporting, appearing in this Annual Report on Form 10-K of Entergy Gulf States, Inc. for the year ended December 31, 2005.

We consent to the incorporation by reference in Registration Statements No. 333-01329 and 333-114174 of Entergy Louisiana, LLC on Form S-3 of our reports dated March 9, 2006, relating to the financial statements of Entergy Louisiana, LLC (which report expresses an unqualified opinion and includes an explanatory paragraph regarding Entergy Louisiana, LLC change in 2003 in the method of accounting for asset retirement obligations), financial statement schedule, and management's report on the effectiveness of internal control over financial reporting, appearing in this Annual Report on Form 10-K of Entergy Louisiana, LLC for the year ended December 31, 2005.

We consent to the incorporation by reference in Registration Statements No. 333-110675 and 333-124168 of Entergy Mississippi, Inc. on Form S-3 of our reports dated March 9, 2006, relating to the financial statements of Entergy Mississippi, Inc., financial statement schedule, and management's report on the effectiveness of internal control over financial reporting, appearing in this Annual Report on Form 10-K of Entergy Mississippi, Inc. for the year ended December 31, 2005.

We consent to the incorporation by reference in Registration Statement No. 333-113586 of Entergy New Orleans, Inc. (Debtor-in-Possession) on Form S-3 of our reports dated March 9, 2006, relating to the financial statements of Entergy New Orleans, Inc. (Debtor-in-Possession) (which report expresses an unqualified opinion and includes explanatory paragraphs regarding its filing for reorganization under Chapter 11 of the Federal Bankruptcy Code and the existence of matters that raise substantial doubt about its ability to continue as a going concern), financial statement schedule, and management's report on the effectiveness of internal control over financial reporting, appearing in this Annual Report on Form 10-K of Entergy New Orleans, Inc. (Debtor-in-Possession) for the year ended December 31, 2005.

We consent to the incorporation by reference in Registration Statements No. 33-47662, 33-61189, and 333-06717 of System Energy Resources, Inc. on Form S-3 of our reports dated March 9, 2006, relating to the financial statements of System Energy Resources, Inc. (which report expresses an unqualified opinion and includes an explanatory paragraph regarding System Energy Resources, Inc.'s change in 2003 in the method of accounting for asset retirement obligations), and to management's report on the effectiveness of internal control over financial reporting, appearing in this Annual Report on Form 10-K of System Energy Resources, Inc. for the year ended December 31, 2005.

DELOITTE & TOUCHE LLP

New Orleans, Louisiana
March 9, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Entergy Corporation and Subsidiaries
Entergy Arkansas, Inc.
Entergy Gulf States, Inc.
Entergy Louisiana Holdings, Inc. and Subsidiaries
Entergy Louisiana, LLC
Entergy Mississippi, Inc.
Entergy New Orleans, Inc.

We have audited the consolidated financial statements of Entergy Corporation and Subsidiaries (the "Corporation") and we have also audited the financial statements of Entergy Arkansas, Inc., Entergy Gulf States, Inc., Entergy Louisiana Holdings, Inc. and Subsidiaries and Entergy Louisiana, LLC, Entergy Mississippi, Inc., and Entergy New Orleans, Inc. (Debtor-in-Possession), as of December 31, 2005 and 2004, and for each of the three years in the period ended December 31, 2005 (collectively the "Companies"). We have also audited management's assessment of the effectiveness of the Corporation's and the respective Companies' internal control over financial reporting as of December 31, 2005, and the effectiveness of the Corporation's and the respective Companies' internal control over financial reporting as of December 31, 2005, and have issued our reports thereon dated March 9, 2006. Our reports on the financial statements of the Corporation, Entergy Arkansas, Inc., Entergy Gulf States, Inc., Entergy Louisiana, LLC, and Entergy Louisiana Holdings, Inc. and Subsidiaries, each express an unqualified opinion and include an explanatory paragraph regarding their change in 2003 in the method of accounting for asset retirement obligations. Our report on the financial statements of Entergy New Orleans, Inc (Debtor-in-Possession) expressed an unqualified opinion and includes explanatory paragraphs regarding its filing for reorganization under Chapter 11 of the Federal Bankruptcy Code and the existence of matters that raise substantial doubt about its ability to continue as a going concern. The financial statements described above and our reports thereon are included elsewhere in this 2005 Annual Report on Form 10-K. Our audits also included the financial statement schedules of the Corporation, Entergy Arkansas, Inc., Entergy Gulf States, Inc., Entergy Louisiana Holdings, Inc. and Subsidiaries, Entergy Louisiana, LLC, Entergy Mississippi, Inc., and Entergy New Orleans, Inc. (Debtor-in-Possession) listed in Item 15. These financial statement schedules are the responsibility of the Corporation's and the respective Companies' managements. Our responsibility is to express an opinion based on our audits. We did not audit the financial statements of Entergy-Koch, LP, the Corporation's investment in which is accounted for by use of the equity method. The Corporation's equity in earnings of unconsolidated equity affiliates for the year ended December 31, 2003 includes $180,110,000 for Entergy-Koch, LP, which earnings were audited by other auditors whose report (which as to 2003 included an explanatory paragraph concerning a change in accounting for inventory held for trading purposes and energy trading contracts not qualifying as derivatives) has been furnished to us, and our opinion, insofar as it relates to the amount audited by other auditors included for such company, is based solely on the report of such other auditors. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

New Orleans, Louisiana
March 9, 2006

Schedules other than those listed above are omitted because they are not required, not applicable, or the required information is shown in the financial statements or notes thereto.

Columns have been omitted from schedules filed because the information is not applicable.

ENTERGY CORPORATION

SCHEDULE I - FINANCIAL STATEMENTS OF ENTERGY CORPORATION
STATEMENTS OF INCOME

	For the Years Ended December 31,
	2005	2004	2003
	(In Thousands)

Income:
Equity in income of subsidiaries	$937,975	$936,961	$945,514
Interest on temporary investments	27,358	37,859	36,400
Total	965,333	974,820	981,914

Other Expenses (Income) and Deductions:
Administrative and general expenses	33,323	27,775	20,976
Reimbursement on Subsidiary Stock Option Expenses	(84,217)	(53,613)	(18,551)
Income taxes (credit)	20,315	16,544	(7,916)
Taxes other than income	1,196	1,754	753
Interest	96,385	72,836	59,709
Total	67,002	65,296	54,971

Net Income	$898,331	$909,524	$926,943

See Entergy Corporation and Subsidiaries Notes to Financial Statements in Part II, Item 8.

ENTERGY CORPORATION

SCHEDULE I - FINANCIAL STATEMENTS OF ENTERGY CORPORATION
STATEMENTS OF CASH FLOWS

	Year to Date December 31,
	2005	2004	2003
	(In Thousands)
Operating Activities:
Net income	$898,331	$909,524	$926,943
Noncash items included in net income:
Equity in earnings of subsidiaries	(937,975)	(936,961)	(945,514)
Deferred income taxes	40,873	32,316	(2,811)
Depreciation	372	237	591
Changes in working capital:
Receivables	(8,220)	9,433	(878)
Payables	4,464	(678)	(9,258)
Other working capital accounts	(19,428)	(237,727)	174,956
Common stock dividends received from subsidiaries	423,953	825,022	424,993
Other	24,894	55,811	95,388
Net cash flow provided by operating activities	427,264	656,977	664,410

Investing Activities:
Investment in subsidiaries	(336,869)	(99,502)	(254,894)
Capital expenditures	(376)	(460)	874
Change in money pool receivable - net	(23,989)	28,574	(29,942)
Changes in other temporary investments	-	10,328	(10,328)
Other	-	59,719	(59,719)
Net cash flow used in investing activities	(361,234)	(1,341)	(354,009)

Financing Activities:
Advances to subsidiaries	14,009	(13,312)	(7,254)
Common stock dividends paid	(453,508)	(427,901)	(362,814)
Repurchase of common stock	(878,188)	(1,017,996)	(8,135)
Notes receivable to/from associated companies	(82,026)	510,113	(111,595)
Proceeds from issuance of common stock	106,068	170,237	217,521
Proceeds from issuance of long-term debt	2,698,237	2,593,654	2,909,387
Retirement of long-term debt	(1,470,000)	(2,543,654)	(2,875,000)
Net cash flow used in financing activities	(65,408)	(728,859)	(237,890)

Net increase (decrease) in cash and cash equivalents	622	(73,223)	72,511

Cash and cash equivalents at beginning of period	7,175	80,398	7,887

Cash and cash equivalents at end of period	$7,797	$7,175	$80,398

See Entergy Corporation and Subsidiaries Notes to Financial Statements in Part II, Item 8.

ENTERGY CORPORATION

SCHEDULE I - FINANCIAL STATEMENTS OF ENTERGY CORPORATION
BALANCE SHEETS

	December 31,
	2005	2004
ASSETS	(In Thousands)
Current Assets:
Cash and cash equivalents:
Temporary cash investments - at cost,
which approximates market	$7,797	$7,175
Total cash and cash equivalents	7,797	7,175
Notes receivable - associated companies	198,881	116,855
Accounts receivable - associated companies	39,863	8,506
Other	84,303	62,017
Total	330,844	194,553

Investment in Wholly-owned Subsidiaries	9,332,457	8,734,507

Deferred Debits and Other Assets	545,642	556,643

Total	$10,208,943	$9,485,703

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable:
Associated companies	$5,062	$2,190
Other	2,047	1,308
Other current liabilities	14,902	11,536
Total	22,011	15,034

Deferred Credits and Noncurrent Liabilities	259,185	223,982

Long-term debt	2,185,000	950,000

Shareholders' Equity:
Common stock, $.01 par value, authorized
500,000,000 shares; issued 248,174,087 shares
in 2005 and in 2004	2,482	2,482
Paid-in capital	4,817,637	4,835,375
Retained earnings	5,428,407	4,984,302
Accumulated other comprehensive loss	(343,819)	(93,453)
Less cost of treasury stock (40,644,602 shares in
2005 and 31,345,028 shares in 2004)	2,161,960	1,432,019
Total common shareholders' equity	7,742,747	8,296,687

Total	$10,208,943	$9,485,703

See Entergy Corporation and Subsidiaries Notes to Financial Statements in Part II, Item 8.

ENTERGY CORPORATION
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS, COMPREHENSIVE INCOME, AND PAID-IN CAPITAL

	For the Years Ended December 31,
	2005		2004		2003
	(In Thousands)

RETAINED EARNINGS
Retained Earnings - Beginning of period	$4,984,302		$4,502,508		$3,938,693

Add: Earnings applicable to common stock	898,331	$898,331	909,524	$909,524	926,943	$926,943

Deduct:
Dividends declared on common stock	453,657		427,740		362,941
Capital stock and other expenses	569		(10)		187
Total	454,226		427,730		363,128

Retained Earnings - End of period	$5,428,407		$4,984,302		$4,502,508

ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of period:
Accumulated derivative instrument fair value changes	($141,411)		($25,811)		$17,313
Other accumulated comprehensive income (loss) items	47,958		18,016		(39,673)
Total	(93,453)		(7,795)		(22,360)

Net derivative instrument fair value changes
arising during the period (net of tax (benefit) of ($159,236), ($74,082) and ($27,862))	(251,203)	(251,203)	(115,600)	(115,600)	(43,124)	(43,124)

Foreign currency translation adjustments (net of tax expense of $211, $659, and $1,459)	602	602	1,882	1,882	4,169	4,169

Minimum pension liability adjustment (net of tax expense (benefit) of ($9,176), $1,875, and $503)	(15,773)	(15,773)	2,762	2,762	1,153	1,153

Net unrealized investment gains (net of tax expense of $10,573, $16,599, and $33,422)	16,008	16,008	25,298	25,298	52,367	52,367

Balance at end of period:
Accumulated derivative instrument fair value changes	($392,614)		($141,411)		(25,811)
Other accumulated comprehensive income items	48,795		47,958		18,016
Total	($343,819)		($93,453)		($7,795)
Comprehensive Income		$647,965		$823,866		$941,508

PAID-IN CAPITAL
Paid-in Capital - Beginning of period	$4,835,375		$4,767,615		$4,666,753

Add (Deduct):
Issuance of equity units	(39,904)		-		-
Common stock issuance related to stock plans	22,166		67,760		100,862
	(17,738)		67,760		100,862

Paid-in Capital - End of period	$4,817,637		$4,835,375		$4,767,615

See Entergy Corporation and Subsidiaries Notes to Financial Statements in Part II, Item 8.

ENTERGY CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2005, 2004, and 2003
(In Thousands)

Column A	Column B	Column C	Column D	Column E
			Other
		Additions	Changes
			Deductions
	Balance at		from	Balance
	Beginning	Charged to Income	Provisions	at End
Description	of Period	or Regulatory Assets	(Note 1)	of Period
Year ended December 31, 2005
Accumulated Provisions
Deducted from Assets--
Doubtful Accounts	$23,758	$45,169	$12,700	$56,227
Accumulated Provisions Not
Deducted from Assets:
Property insurance	($124,126)	$39,172	$734,239	($819,193)
Injuries and damages (Note 2)	35,489	16,691	16,132	36,048
Environmental	104,449	1,191	30,232	75,408
Total	$15,812	$57,054	$780,603	($707,737)

Year ended December 31, 2004
Accumulated Provisions
Deducted from Assets--
Doubtful Accounts	$25,976	$5,479	$7,697	$23,758
Accumulated Provisions Not
Deducted from Assets:
Property insurance	($123,314)	$49,950	$50,762	($124,126)
Injuries and damages (Note 2)	34,189	28,936	27,636	35,489
Environmental	76,537	81,652	53,740	104,449
Total	($12,588)	$160,538	$132,138	$15,812

Year ended December 31, 2003
Accumulated Provisions
Deducted from Assets--
Doubtful Accounts	$27,285	$12,598	$13,907	$25,976
Accumulated Provisions Not
Deducted from Assets:
Property insurance	($93,941)	$108,221	$137,594	($123,314)
Injuries and damages (Note 2)	30,629	29,255	25,695	34,189
Environmental	61,488	26,644	11,595	76,537
Total	($1,824)	$164,120	$174,884	($12,588)
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

ENTERGY ARKANSAS, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2005, 2004, and 2003
(In Thousands)

Column A	Column B	Column C	Column D	Column E
			Other
		Additions	Changes
			Deductions
	Balance at		from	Balance
	Beginning	Charged to Income	Provisions	at End
Description	of Period	or Regulatory Assets	(Note 1)	of Period
Year ended December 31, 2005
Accumulated Provisions
Deducted from Assets--
Doubtful Accounts	$11,039	$5,837	$1,099	$15,777
Accumulated Provisions Not
Deducted from Assets:
Property insurance	($29,027)	$4,810	$22,233	($46,450)
Injuries and damages (Note 2)	2,613	1,692	2,032	2,273
Environmental	1,565	1,454	1,458	1,561
Total	($24,849)	$7,956	$25,723	($42,616)

Year ended December 31, 2004
Accumulated Provisions
Deducted from Assets--
Doubtful Accounts	$9,020	$3,030	$1,011	$11,039
Accumulated Provisions Not
Deducted from Assets:
Property insurance	($25,283)	$10,476	$14,220	($29,027)
Injuries and damages (Note 2)	3,353	2,849	3,589	2,613
Environmental	1,729	1,761	1,925	1,565
Total	($20,201)	$15,086	$19,734	($24,849)

Year ended December 31, 2003
Accumulated Provisions
Deducted from Assets--
Doubtful Accounts	$8,031	$2,626	$1,637	$9,020
Accumulated Provisions Not
Deducted from Assets:
Property insurance	($13,789)	$31,452	$42,946	($25,283)
Injuries and damages (Note 2)	2,700	2,950	2,297	3,353
Environmental	1,624	2,280	2,175	1,729
Total	($9,465)	$36,682	$47,418	($20,201)
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

ENTERGY GULF STATES, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2005, 2004, and 2003
(In Thousands)

Column A	Column B	Column C	Column D	Column E
			Other
		Additions	Changes
			Deductions
	Balance at		from	Balance
	Beginning	Charged to Income	Provisions	at End
Description	of Period	or Regulatory Assets	(Note 1)	of Period
Year ended December 31, 2005
Accumulated Provisions
Deducted from Assets--
Doubtful Accounts	$2,687	$3,858	$1,751	$4,794
Accumulated Provisions
Not Deducted from Assets--
Property insurance	($57,133)	$7,827	$287,887	($337,193)
Injuries and damages (Note 2)	8,970	4,032	3,971	9,031
Environmental	4,482	2,942	3,129	4,295
Total	($43,681)	$14,801	$294,987	($323,867)

Year ended December 31, 2004
Accumulated Provisions
Deducted from Assets--
Doubtful Accounts	$4,856	$889	$3,058	$2,687
Accumulated Provisions
Not Deducted from Assets--
Property insurance	($57,353)	$7,673	$7,453	($57,133)
Injuries and damages (Note 2)	11,554	12,288	14,872	8,970
Environmental	14,711	20,201	30,430	4,482
Total	($31,088)	$40,162	$52,755	($43,681)

Year ended December 31, 2003
Accumulated Provisions
Deducted from Assets--
Doubtful Accounts	$5,893	$4,484	$5,521	$4,856
Accumulated Provisions
Not Deducted from Assets--
Property insurance	($45,287)	$26,988	$39,054	($57,353)
Injuries and damages (Note 2)	8,284	8,805	5,535	11,554
Environmental	15,417	3,319	4,025	14,711
Total	($21,586)	$39,112	$48,614	($31,088)
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

ENTERGY LOUISIANA HOLDINGS, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2005, 2004, and 2003
(In Thousands)

Column A	Column B	Column C	Column D	Column E
			Other
		Additions	Changes
			Deductions
	Balance at		from	Balance
	Beginning	Charged to Income	Provisions	at End
Description	of Period	or Regulatory Assets	(Note 1)	of Period
Year ended December 31, 2005
Accumulated Provisions
Deducted from Assets--
Doubtful Accounts	$3,135	$4,435	$1,429	$6,141
Accumulated Provisions Not
Deducted from Assets:
Property insurance	($41,705)	$18,593	$204,453	($227,565)
Injuries and damages (Note 2)	10,396	8,319	7,987	10,728
Environmental	8,064	(2,981)	1,046	4,037
Total	($23,245)	$23,931	$213,486	($212,800)

Year ended December 31, 2004
Accumulated Provisions
Deducted from Assets--
Doubtful Accounts	$4,487	$473	$1,825	$3,135
Accumulated Provisions Not
Deducted from Assets:
Property insurance	($40,878)	$20,146	$20,973	($41,705)
Injuries and damages (Note 2)	8,537	6,188	4,329	10,396
Environmental	7,245	2,589	1,770	8,064
Total	($25,096)	$28,923	$27,072	($23,245)

Year ended December 31, 2003
Accumulated Provisions
Deducted from Assets--
Doubtful Accounts	$4,090	$2,152	$1,755	$4,487
Accumulated Provisions Not
Deducted from Assets:
Property insurance	($39,048)	$36,691	$38,521	($40,878)
Injuries and damages (Note 2)	9,114	5,256	5,833	8,537
Environmental	8,157	2,441	3,353	7,245
Total	($21,777)	$44,388	$47,707	($25,096)

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

ENTERGY LOUISIANA, LLC

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Year Ended December 31, 2005
(In Thousands)

Column A	Column B	Column C	Column D	Column E
			Other
		Additions	Changes
			Deductions
	Balance at		from	Balance
	Beginning	Charged to Income	Provisions	at End
Description	of Period	or Regulatory Assets	(Note 1)	of Period
Year ended December 31, 2005
Accumulated Provisions
Deducted from Assets--
Doubtful Accounts	$3,135	$4,435	$1,429	$6,141
Accumulated Provisions Not
Deducted from Assets:
Property insurance	($41,705)	$18,593	$204,453	($227,565)
Injuries and damages (Note 2)	10,396	8,319	7,987	10,728
Environmental	8,064	(2,981)	1,046	4,037
Total	($23,245)	$23,931	$213,486	($212,800)

ENTERGY MISSISSIPPI, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2005, 2004, and 2003
(In Thousands)

Column A	Column B	Column C	Column D	Column E
			Other
		Additions	Changes
			Deductions
	Balance at		from	Balance
	Beginning	Charged to Income	Provisions	at End
Description	of Period	or Regulatory Assets	(Note 1)	of Period
Year ended December 31, 2005
Accumulated Provisions
Deducted from Assets--
Doubtful Accounts	$1,126	$1,385	$685	$1,826
Accumulated Provisions Not
Deducted from Assets:
Property insurance	$2,473	$7,942	$94,087	($83,672)
Injuries and damages (Note 2)	5,549	834	1,501	4,882
Environmental	890	342	528	704
Total	$8,912	$9,118	$96,116	($78,086)

Year ended December 31, 2004
Accumulated Provisions
Deducted from Assets--
Doubtful Accounts	$1,375	$357	$606	$1,126
Accumulated Provisions Not
Deducted from Assets:
Property insurance	($3,481)	$10,916	$4,962	$2,473
Injuries and damages (Note 2)	5,414	2,938	2,803	5,549
Environmental	495	1,236	841	890
Total	$2,428	$15,090	$8,606	$8,912

Year ended December 31, 2003
Accumulated Provisions
Deducted from Assets--
Doubtful Accounts	$1,633	$587	$845	$1,375
Accumulated Provisions Not
Deducted from Assets:
Property insurance	($2,937)	$12,323	$12,867	($3,481)
Injuries and damages (Note 2)	7,928	7,410	9,924	5,414
Environmental	667	1,482	1,654	495
Total	$5,658	$21,215	$24,445	$2,428

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

ENTERGY NEW ORLEANS, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2005, 2004, and 2003
(In Thousands)

Column A	Column B	Column C	Column D	Column E
			Other
		Additions	Changes
			Deductions
	Balance at		from	Balance
	Beginning	Charged to Income	Provisions	at End
Description	of Period	or Regulatory Assets	(Note 1)	of Period
Year ended December 31, 2005
Accumulated Provisions
Deducted from Assets--
Doubtful Accounts	$3,492	$29,645	$7,715	$25,422
Accumulated Provisions Not
Deducted from Assets:
Property insurance	$1,267	$0	$123,205	($121,938)
Injuries and damages (Note 2)	5,265	1,182	677	5,770
Environmental	766	(566)	69	131
Total	$7,298	$616	$123,951	($116,037)

Year ended December 31, 2004
Accumulated Provisions
Deducted from Assets--
Doubtful Accounts	$3,104	$612	$224	$3,492
Accumulated Provisions Not
Deducted from Assets:
Property insurance	$3,682	$739	$3,154	$1,267
Injuries and damages (Note 2)	4,077	3,231	2,043	5,265
Environmental	663	866	763	766
Total	$8,422	$4,836	$5,960	$7,298

Year ended December 31, 2003
Accumulated Provisions
Deducted from Assets--
Doubtful Accounts	$4,774	$2,479	$4,149	$3,104
Accumulated Provisions Not
Deducted from Assets:
Property insurance	$7,120	$767	$4,205	$3,682
Injuries and damages (Note 2)	2,603	2,514	1,040	4,077
Environmental	623	428	388	663
Total	$10,346	$3,709	$5,633	$8,422

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

EXHIBIT INDEX

The following exhibits indicated by an asterisk preceding the exhibit number are filed herewith. The balance of the exhibits have heretofore been filed with the SEC, respectively, as the exhibits and in the file numbers indicated and are incorporated herein by reference. The exhibits marked with a (+) are management contracts or compensatory plans or arrangements required to be filed herewith and required to be identified as such by Item 15 of Form 10-K. Reference is made to a duplicate list of exhibits being filed as a part of this Form 10-K, which list, prepared in accordance with Item 102 of Regulation S-T of the SEC, immediately precedes the exhibits being physically filed with this Form 10-K.

(3) Articles of Incorporation and By-laws

Entergy Corporation

(a) 1 --	Certificate of Incorporation of Entergy Corporation dated December 31, 1993 (A-1(a) to Rule 24 Certificate in 70-8059).

(a) 2 --	By-Laws of Entergy Corporation as amended December 2, 2005, and as presently in effect (3(ii) to Form 8-K dated December 8, 2005 in 1-11299).

System Energy
(b) 1 --	Amended and Restated Articles of Incorporation of System Energy and amendments thereto through April 28, 1989 (A-1(a) to Form U-1 in 70-5399).

(b) 2 --	By-Laws of System Energy effective July 6, 1998, and as presently in effect (3(f) to Form 10-Q for the quarter ended June 30, 1998 in 1-9067).

Entergy Arkansas
(c) 1 --	Amended and Restated Articles of Incorporation of Entergy Arkansas, as amended, effective August 22, 2005 (3(ii) to Form 8-K dated August 22, 2005 in 1-10764).

(c) 2 --	By-Laws of Entergy Arkansas effective November 26, 1999, and as presently in effect (3(ii)(c) to Form 10-K for the year ended December 31, 1999 in 1-10764).

Entergy Gulf States
(d) 1 --	Restated Articles of Incorporation of Entergy Gulf States effective November 17, 1999 (3(i)(d)1 to Form 10-K for the year ended December 31, 1999 in 1-27031).

(d) 2 --	By-Laws of Entergy Gulf States effective November 26, 1999, and as presently in effect (3(ii)(d) to Form 10-K for the year ended December 31, 1999 in 1-27031).

Entergy Louisiana Holdings, Inc.
*(e) 1 --	Amended and Restated Articles of Incorporation of Entergy Louisiana Holdings, Inc. effective March 8, 2006.

(e) 2 --	By-Laws of Entergy Louisiana Holdings, Inc. effective December 31, 2005, and as presently in effect (3(b) to Form 8-K dated January 6, 2006 in 1-8474).

Entergy Louisiana, LLC
(f) 1 --	Articles of Organization of Entergy Louisiana, LLC effective December 31, 2005 (3(c) to Form 8-K dated January 6, 2006 in 1-32718).

(f) 2 --	Regulations of Entergy Louisiana, LLC effective December 31, 2005, and as presently in effect (3(d) to Form 8-K dated January 6, 2006 in 1-32718).

Entergy Mississippi
(g) 1 --	Amended and Restated Articles of Incorporation of Entergy Mississippi effective June 21, 2005 (A-1(b) to Rule 24 Certificate dated February 6, 2006 in 70-10157).

(g) 2 --	By-Laws of Entergy Mississippi effective November 26, 1999, and as presently in effect (3(ii)(f) to Form 10-K for the year ended December 31, 1999 in 0-320).

Entergy New Orleans
(h) 1 --	Amended and Restated Articles of Incorporation of Entergy New Orleans effective November 15, 1999 (3(a) to Form S-3 in 333-95599).

(h) 2 --	By-Laws of Entergy New Orleans effective November 30, 1999, and as presently in effect (3(b) to Form S-3 in File No. 333-95599).

(4) Instruments Defining Rights of Security Holders, Including Indentures

Entergy Corporation
(a) 1 --

See (4)(b) through (4)(g) below for instruments defining the rights of holders of long-term debt of System Energy, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi and Entergy New Orleans.

(a) 2 --

Credit Agreement, dated as of May 25, 2005, among Entergy Corporation, the Banks (Citibank, N.A., ABN AMRO Bank N.V., BNP Paribas, J. P. Morgan Chase Bank, The Royal Bank of Scotland plc, Barclays Bank PLC, Calyon New York Branch, KeyBank National Association, Morgan Stanley Bank, The Bank of New York, Wachovia Bank, N.A., Credit Suisse First Boston (Cayman Islands Branch), Lehman Brothers Bank (FSB), Regions Bank, Societe Generale, Union Bank of California, N.A., Bayerische Hypo-und Vereinsbank AG (New York Branch), Mellon Bank, N.A., KBC Bank N.V., Mizuho Corporate Bank Limited, West LB AG, New York Branch, and UFJ Bank Limited, Citibank, N.A., as Administrative Agent and LC Issuing Bank, and ABN AMRO Bank, N.V., as LC Issuing Bank (4(d) to Form 10-Q for the quarter ended June 30, 2005 in 1-11299).

(a) 3 --

Amendment dated as of September 22, 2005, to the Credit Agreement, dated as of May 25, 2005, among Entergy Corporation, the Banks (Citibank, N.A., ABN AMRO Bank N.V., BNP Paribas, J. P. Morgan Chase Bank, The Royal Bank of Scotland plc, Barclays Bank PLC, Calyon New York Branch, KeyBank National Association, Morgan Stanley Bank, The Bank of New York, Wachovia Bank, N.A., Credit Suisse First Boston (Cayman Islands Branch), Lehman Brothers Bank (FSB), Regions Bank, Societe Generale, Union Bank of California, N.A., Bayerische Hypo-und Vereinsbank AG (New York Branch), Mellon Bank, N.A., KBC Bank N.V., Mizuho Corporate Bank Limited, West LB AG, New York Branch, and UFJ Bank Limited, Citibank, N.A., as Administrative Agent and LC Issuing Bank, and ABN AMRO Bank, N.V., as LC Issuing Bank (4(a) to Form 8-K dated September 28, 2005 in 1-11299).

(a) 4 --

Amended and Restated Credit Agreement, dated as of June 30, 2005, among Entergy Corporation, as Borrower, Bayerische Hypo- und Vereinsbank AG, New York Branch, as Bank, and Bayerische Hypo-und Vereinsbank AG, New York Branch, as Administrative Agent (4(f) to Form 10-Q for the quarter ended June 30, 2005 in 1-11299).

(a) 5 --

Amendment dated as of September 21, 2005, to the Amended and Restated Credit Agreement, dated as of June 30, 2005, among Entergy Corporation, as Borrower, Bayerische Hypo- und Vereinsbank AG, New York Branch, as Bank, and Bayerische Hypo-und Vereinsbank AG, New York Branch, as Administrative Agent (4(b) to Form 8-K dated September 28, 2005 in 1-11299).

(a) 6 --

Amended and Restated Credit Agreement, dated as of June 30, 2005, among Entergy Corporation, as Borrower, Bayerische Hypo- und Vereinsbank AG, New York Branch, as Bank, and Bayerische Hypo-und Vereinsbank AG, New York Branch, as Administrative Agent (4(g) to Form 10-Q for the quarter ended June 30, 2005 in 1-11299).

(a) 7 --

Amendment dated as of September 21, 2005, to the Amended and Restated Credit Agreement, dated as of June 30, 2005, among Entergy Corporation, as Borrower, Bayerische Hypo- und Vereinsbank AG, New York Branch, as Bank, and Bayerische Hypo-und Vereinsbank AG, New York Branch, as Administrative Agent (4(c) to Form 8-K dated September 28, 2005 in 1-11299).

(a) 8 --

DIP Credit Agreement, dated as of September 26, 2005, between Entergy New Orleans, Inc., as a debtor-in-possession and Entergy Corporation, as Lender (4(d) to Form 8-K dated September 28, 2005 in 1-11299).

(a) 9 --

Credit Agreement, dated as of December 7, 2005, among Entergy Corporation, the Banks (Citibank, N.A., ABN AMRO Bank N.V., BNP Paribas, J. P. Morgan Chase Bank, The Royal Bank of Scotland plc, Barclays Bank PLC, Calyon New York Branch, KeyBank National Association, Morgan Stanley Bank, The Bank of New York, Wachovia Bank, N.A., Credit Suisse First Boston (Cayman Islands Branch), Lehman Brothers Bank (FSB), Regions Bank, Societe Generale, Union Bank of California, N.A., Bayerische Hypo-und Vereinsbank AG (New York Branch), Mellon Bank, N.A., and Mizuho Corporate Bank Limited, and Citibank, N.A., as Administrative Agent and LC Issuing Bank (4 to Form 8-K dated December 13, 2005 in 1-11299).

(a) 10 --	Indenture, dated as of December 1, 2002, between Entergy Corporation and Deutsche Bank Trust Company Americas, as Trustee (10(a)4 to Form 10-K for the year ended December 31, 2002 in 1-11299).

*(a) 11 --	Supplemental No. 1, dated as of December 20, 2005, between Entergy Corporation and Deutsche Bank Trust Company Americas, as Trustee.

*(a) 12 --

Purchase Contract and Pledge Agreement, dated as of December 20, 2005, among Entergy Corporation, The Bank of New York, as Purchase Contract Agent, and JP Morgan Chase Bank, N.A., as Collateral Agent, Custodial Agent, and Securities Intermediary.

*(a) 13 --	Remarketing Agreement, dated as of December 20, 2005, among Entergy Corporation, Citigroup Global Markets, Inc., and The Bank of New York.

(a) 14 --	Officer' Certificate for Entergy Corporation relating to 7.75% Senior Notes due December 15, 2009 (10(a)5 to Form 10-K for the year ended December 31, 2002 in 1-11299).

(a) 15 --	Officer' Certificate for Entergy Corporation relating to 6.17% Senior Notes due March 15, 2008 (4(c) to Form 10-Q for the quarter ended March 31, 2003 in 1-11299).

(a) 16 --	Officer' Certificate for Entergy Corporation relating to 7.06% Senior Notes due March 15, 2011 (4(d) to Form 10-Q for the quarter ended March 31, 2003 in 1-11299).

(a) 17 --	Officer' Certificate for Entergy Corporation relating to 6.58% Senior Notes due May 15, 2010 (4(d) to Form 10-Q for the quarter ended June 30, 2003 in 1-11299).

(a) 18 --	Officer' Certificate for Entergy Corporation relating to 6.13% Senior Notes due September 15, 2008 (4(a) to Form 10-Q for the quarter ended September 30, 2003 in 1-11299).

(a) 19 --	Officer' Certificate for Entergy Corporation relating to 6.23% Senior Notes due March 15, 2008 (4(a)9 to Form 10-K for the year ended December 31, 2003 in 1-11299).

(a) 20 --	Officer' Certificate for Entergy Corporation relating to 6.90% Senior Notes due November 15, 2010 (4(a)10 to Form 10-K for the year ended December 31, 2003 in 1-11299).

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

Entergy Arkansas
(c) 1 --

Mortgage and Deed of Trust, dated as of October 1, 1944, as amended by sixty-five Supplemental Indentures (7(d) in 2-5463 (Mortgage); 7(b) in 2-7121 (First); 7(c) in 2-7605 (Second); 7(d) in 2-8100 (Third); 7(a)-4 in 2-8482 (Fourth); 7(a)-5 in 2-9149 (Fifth); 4(a)-6 in 2-9789 (Sixth); 4(a)-7 in 2-10261 (Seventh); 4(a)-8 in 2-11043 (Eighth); 2(b)-9 in 2-11468 (Ninth); 2(b)-10 in 2-15767 (Tenth); D in 70-3952 (Eleventh); D in 70-4099 (Twelfth); 4(d) in 2-23185 (Thirteenth); 2(c) in 2-24414 (Fourteenth); 2(c) in 2-25913 (Fifteenth); 2(c) in 2-28869 (Sixteenth); 2(d) in 2-28869 (Seventeenth); 2(c) in 2-35107 (Eighteenth); 2(d) in 2-36646 (Nineteenth); 2(c) in 2-39253 (Twentieth); 2(c) in 2-41080 (Twenty-first); C-1 to Rule 24 Certificate in 70-5151 (Twenty-second); C-1 to Rule 24 Certificate in 70-5257 (Twenty-third); C to Rule 24 Certificate in 70-5343 (Twenty-fourth); C-1 to Rule 24 Certificate in 70-5404 (Twenty-fifth); C to Rule 24 Certificate in 70-5502 (Twenty-sixth); C-1 to Rule 24 Certificate in 70-5556 (Twenty-seventh); C-1 to Rule 24 Certificate in 70-5693 (Twenty-eighth); C-1 to Rule 24 Certificate in 70-6078 (Twenty-ninth); C-1 to Rule 24 Certificate in 70-6174 (Thirtieth); C-1 to Rule 24 Certificate in 70-6246 (Thirty-first); C-1 to Rule 24 Certificate in 70-6498 (Thirty-second); A-4b-2 to Rule 24 Certificate in 70-6326 (Thirty-third); C-1 to Rule 24 Certificate in 70-6607 (Thirty-fourth); C-1 to Rule 24 Certificate in 70-6650 (Thirty-fifth); C-1 to Rule 24 Certificate dated December 1, 1982 in 70-6774 (Thirty-sixth); C-1 to Rule 24 Certificate dated February 17, 1983 in 70-6774 (Thirty-seventh); A-2(a) to Rule 24 Certificate dated December 5, 1984 in 70-6858 (Thirty-eighth); A-3(a) to Rule 24 Certificate in 70-7127 (Thirty-ninth); A-7 to Rule 24 Certificate in 70-7068 (Fortieth); A-8(b) to Rule 24 Certificate dated July 6, 1989 in 70-7346 (Forty-first); A-8(c) to Rule 24 Certificate dated February 1, 1990 in 70-7346 (Forty-second); 4 to Form 10-Q for the quarter ended September 30, 1990 in 1-10764 (Forty-third); A-2(a) to Rule 24 Certificate dated November 30, 1990 in 70-7802 (Forty-fourth); A-2(b) to Rule 24 Certificate dated January 24, 1991 in 70-7802 (Forty-fifth); 4(d)(2) in 33-54298 (Forty-sixth); 4(c)(2) to Form 10-K for the year ended December 31, 1992 in 1-10764 (Forty-seventh); 4(b) to Form 10-Q for the quarter ended June 30, 1993 in 1-10764 (Forty-eighth); 4(c) to Form 10-Q for the quarter ended June 30, 1993 in 1-10764 (Forty-ninth); 4(b) to Form 10-Q for the quarter ended September 30, 1993 in 1-10764 (Fiftieth); 4(c) to Form 10-Q for the quarter ended September 30, 1993 in 1-10764 (Fifty-first); 4(a) to Form 10-Q for the quarter ended June 30, 1994 in 1-10764 (Fifty-second); C-2 to Form U5S for the year ended December 31, 1995 (Fifty-third); C-2(a) to Form U5S for the year ended December 31, 1996 (Fifty-fourth); 4(a) to Form 10-Q for the quarter ended March 31, 2000 in 1-10764 (Fifty-fifth); 4(a) to Form 10-Q for the quarter ended September 30, 2001 in 1-10764 (Fifty-sixth); C-2(a) to Form U5S for the year ended December 31, 2001 (Fifty-seventh); 4(c)1 to Form 10-K for the year December 31, 2002 in 1-10764 (Fifty-eighth); 4(a) to Form 10-Q for the quarter ended June 30, 2003 in 1-10764 (Fifty-ninth); 4(f) to Form 10-Q for the quarter ended June 30, 2003 in 1-10764 (Sixtieth); 4(h) to Form 10-Q for the quarter ended June 30, 2003 in 1-10764 (Sixty-first); 4(e) to Form 10-Q for the quarter ended September 30, 2004 in 1-10764 (Sixty-second); 4(c)1 to Form 10-K for the year December 31, 2004 in 1-10764 (Sixty-third); C-2(a) to Form U5S for the year ended December 31, 2004 (Sixty-fourth); and 4(c) to Form 10-Q for the quarter ended June 30, 2005 in 1-10764 (Sixty-fifth)).

Entergy Gulf States
(d) 1 --

Indenture of Mortgage, dated September 1, 1926, as amended by certain Supplemental Indentures (B-a-I-1 in Registration No. 2-2449 (Mortgage); 7-A-9 in Registration No. 2-6893 (Seventh); B to Form 8-K dated September 1, 1959 (Eighteenth); B to Form 8-K dated February 1, 1966 (Twenty-second); B to Form 8-K dated March 1, 1967 (Twenty-third); C to Form 8-K dated March 1, 1968 (Twenty-fourth); B to Form 8-K dated November 1, 1968 (Twenty-fifth); B to Form 8-K dated April 1, 1969 (Twenty-sixth); 2-A-8 in Registration No. 2-66612 (Thirty-eighth); 4-2 to Form 10-K for the year ended December 31, 1984 in 1-27031 (Forty-eighth); 4-2 to Form 10-K for the year ended December 31, 1988 in 1-27031 (Fifty-second); 4 to Form 10-K for the year ended December 31, 1991 in 1-27031 (Fifty-third); 4 to Form 8-K dated July 29, 1992 in 1-27031 (Fifth-fourth); 4 to Form 10-K dated December 31, 1992 in 1-27031 (Fifty-fifth); 4 to Form 10-Q for the quarter ended March 31, 1993 in 1-27031 (Fifty-sixth); 4-2 to Amendment No. 9 to Registration No. 2-76551 (Fifty-seventh); 4(b) to Form 10-Q for the quarter ended March 31,1999 in 1-27031 (Fifty-eighth); A-2(a) to Rule 24 Certificate dated June 23, 2000 in 70-8721 (Fifty-ninth); A-2(a) to Rule 24 Certificate dated September 10, 2001 in 70-9751 (Sixtieth); A-2(b) to Rule 24 Certificate dated November 18, 2002 in 70-9751 (Sixty-first); A-2(c) to Rule 24 Certificate dated December 6, 2002 in 70-9751 (Sixty-second); A-2(d) to Rule 24 Certificate dated June 16, 2003 in 70-9751 (Sixty-third); A-2(e) to Rule 24 Certificate dated June 27, 2003 in 70-9751 (Sixty-fourth); A-2(f) to Rule 24 Certificate dated July 11, 2003 in 70-9751 (Sixty-fifth); A-2(g) to Rule 24 Certificate dated July 28, 2003 in 70-9751 (Sixty-sixth); A-3(i) to Rule 24 Certificate dated November 4, 2004 in 70-10158 (Sixty-seventh); A-3(ii) to Rule 24 Certificate dated November 23, 2004 in 70-10158 (Sixty-eighth); A-3(iii) to Rule 24 Certificate dated February 16, 2005 in 70-10158 (Sixty-ninth); A-3(iv) to Rule 24 Certificate dated June 2, 2005 in 70-10158 (Seventieth); A-3(v) to Rule 24 Certificate dated July 21, 2005 in 70-10158 (Seventy-first); A-3(vi) to Rule 24 Certificate dated October 7, 2005 in 70-10158 (Seventy-second); and A-3(vii) to Rule 24 Certificate dated December 19, 2005 in 70-10158 (Seventy-third)).

(d) 2 --

Indenture, dated March 21, 1939, accepting resignation of The Chase National Bank of the City of New York as trustee and appointing Central Hanover Bank and Trust Company as successor trustee (B-a-1-6 in Registration No. 2-4076).

Entergy Louisiana, LLC
(e) 1 --

Mortgage and Deed of Trust, dated as of April 1, 1944, as amended by sixty-four Supplemental Indentures (7(d) in 2-5317 (Mortgage); 7(b) in 2-7408 (First); 7(c) in 2-8636 (Second); 4(b)-3 in 2-10412 (Third); 4(b)-4 in 2-12264 (Fourth); 2(b)-5 in 2-12936 (Fifth); D in 70-3862 (Sixth); 2(b)-7 in 2-22340 (Seventh); 2(c) in 2-24429 (Eighth); 4(c)-9 in 2-25801 (Ninth); 4(c)-10 in 2-26911 (Tenth); 2(c) in 2-28123 (Eleventh); 2(c) in 2-34659 (Twelfth); C to Rule 24 Certificate in 70-4793 (Thirteenth); 2(b)-2 in 2-38378 (Fourteenth); 2(b)-2 in 2-39437 (Fifteenth); 2(b)-2 in 2-42523 (Sixteenth); C to Rule 24 Certificate in 70-5242 (Seventeenth); C to Rule 24 Certificate in 70-5330 (Eighteenth); C-1 to Rule 24 Certificate in 70-5449 (Nineteenth); C-1 to Rule 24 Certificate in 70-5550 (Twentieth); A-6(a) to Rule 24 Certificate in 70-5598 (Twenty-first); C-1 to Rule 24 Certificate in 70-5711 (Twenty-second); C-1 to Rule 24 Certificate in 70-5919 (Twenty-third); C-1 to Rule 24 Certificate in 70-6102 (Twenty-fourth); C-1 to Rule 24 Certificate in 70-6169 (Twenty-fifth); C-1 to Rule 24 Certificate in 70-6278 (Twenty-sixth); C-1 to Rule 24 Certificate in 70-6355 (Twenty-seventh); C-1 to Rule 24 Certificate in 70-6508 (Twenty-eighth); C-1 to Rule 24 Certificate in 70-6556 (Twenty-ninth); C-1 to Rule 24 Certificate in 70-6635 (Thirtieth); C-1 to Rule 24 Certificate in 70-6834 (Thirty-first); C-1 to Rule 24 Certificate in 70-6886 (Thirty-second); C-1 to Rule 24 Certificate in 70-6993 (Thirty-third); C-2 to Rule 24 Certificate in 70-6993 (Thirty-fourth); C-3 to Rule 24 Certificate in 70-6993 (Thirty-fifth); A-2(a) to Rule 24 Certificate in 70-7166 (Thirty-sixth); A-2(a) in 70-7226 (Thirty-seventh); C-1 to Rule 24 Certificate in 70-7270 (Thirty-eighth); 4(a) to Quarterly Report on Form 10-Q for the quarter ended June 30, 1988 in 1-8474 (Thirty-ninth); A-2(b) to Rule 24 Certificate in 70-7553 (Fortieth); A-2(d) to Rule 24 Certificate in 70-7553 (Forty-first); A-3(a) to Rule 24 Certificate in 70-7822 (Forty-second); A-3(b) to Rule 24 Certificate in 70-7822 (Forty-third); A-2(b) to Rule 24 Certificate in 70-7822 (Forty-fourth); A-3(c) to Rule 24 Certificate in 70-7822 (Forty-fifth); A-2(c) to Rule 24 Certificate dated April 7, 1993 in 70-7822 (Forty-sixth); A-3(d) to Rule 24 Certificate dated June 4, 1993 in 70-7822 (Forth-seventh); A-3(e) to Rule 24 Certificate dated December 21, 1993 in 70-7822 (Forty-eighth); A-3(f) to Rule 24 Certificate dated August 1, 1994 in 70-7822 (Forty-ninth); A-4(c) to Rule 24 Certificate dated September 28, 1994 in 70-7653 (Fiftieth); A-2(a) to Rule 24 Certificate dated April 4, 1996 in 70-8487 (Fifty-first); A-2(a) to Rule 24 Certificate dated April 3, 1998 in 70-9141 (Fifty-second); A-2(b) to Rule 24 Certificate dated April 9, 1999 in 70-9141 (Fifty-third); A-3(a) to Rule 24 Certificate dated July 6, 1999 in 70-9141 (Fifty-fourth); A-2(c) to Rule 24 Certificate dated June 2, 2000 in 70-9141 (Fifty-fifth); A-2(d) to Rule 24 Certificate dated April 4, 2002 in 70-9141 (Fifty-sixth); A-3(a) to Rule 24 Certificate dated March 30, 2004 in 70-10086 (Fifty-seventh); A-3(b) to Rule 24 Certificate dated October 15, 2004 in 70-10086 (Fifty-eighth); A-3(c) to Rule 24 Certificate dated October 26, 2004 in 70-10086 (Fifty-ninth); A-3(d) to Rule 24 Certificate dated May 18, 2005 in 70-10086 (Sixtieth); A-3(e) to Rule 24 Certificate dated August 25, 2005 in 70-10086 (Sixty-first); A-3(f) to Rule 24 Certificate dated October 31, 2005 in 70-10086 (Sixty-second); B-4(i) to Rule 24 Certificate dated January 10, 2006 (Sixty-third); and B-4(ii) to Rule 24 Certificate dated January 10, 2006 (Sixty-fourth)).

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

Entergy Mississippi
(f) 1 --

Mortgage and Deed of Trust, dated as of February 1, 1988, as amended by twenty-five Supplemental Indentures (A-2(a)-2 to Rule 24 Certificate in 70-7461 (Mortgage); A-2(b)-2 in 70-7461 (First); A-5(b) to Rule 24 Certificate in 70-7419 (Second); A-4(b) to Rule 24 Certificate in 70-7554 (Third); A-1(b)-1 to Rule 24 Certificate in 70-7737 (Fourth); A-2(b) to Rule 24 Certificate dated November 24, 1992 in 70-7914 (Fifth); A-2(e) to Rule 24 Certificate dated January 22, 1993 in 70-7914 (Sixth); A-2(g) to Form U-1 in 70-7914 (Seventh); A-2(i) to Rule 24 Certificate dated November 10, 1993 in 70-7914 (Eighth); A-2(j) to Rule 24 Certificate dated July 22, 1994 in 70-7914 (Ninth); (A-2(l) to Rule 24 Certificate dated April 21, 1995 in 70-7914 (Tenth); A-2(a) to Rule 24 Certificate dated June 27, 1997 in 70-8719 (Eleventh); A-2(b) to Rule 24 Certificate dated April 16, 1998 in 70-8719 (Twelfth); A-2(c) to Rule 24 Certificate dated May 12, 1999 in 70-8719 (Thirteenth); A-3(a) to Rule 24 Certificate dated June 8, 1999 in 70-8719 (Fourteenth); A-2(d) to Rule 24 Certificate dated February 24, 2000 in 70-8719 (Fifteenth); A-2(a) to Rule 24 Certificate dated February 9, 2001 in 70-9757 (Sixteenth); A-2(b) to Rule 24 Certificate dated October 31, 2002 in 70-9757 (Seventeenth); A-2(c) to Rule 24 Certificate dated December 2, 2002 in 70-9757 (Eighteenth); A-2(d) to Rule 24 Certificate dated February 6, 2003 in 70-9757 (Nineteenth); A-2(e) to Rule 24 Certificate dated April 4, 2003 in 70-9757 (Twentieth); A-2(f) to Rule 24 Certificate dated June 6, 2003 in 70-9757 (Twenty-first); A-3(a) to Rule 24 Certificate dated April 8, 2004 in 70-10157 (Twenty-second); A-3(b) to Rule 24 Certificate dated April 29, 2004 in 70-10157 (Twenty-third); A-3(c) to Rule 24 Certificate dated October 4, 2004 in 70-10157 (Twenty-fourth); and A-3(d) to Rule 24 Certificate dated January 27, 2006 in 70-10157 (Twenty-fifth)).

Entergy New Orleans
(g) 1 --

Mortgage and Deed of Trust, dated as of May 1, 1987, as amended by fourteen Supplemental Indentures (A-2(c) to Rule 24 Certificate in 70-7350 (Mortgage); A-5(b) to Rule 24 Certificate in 70-7350 (First); A-4(b) to Rule 24 Certificate in 70-7448 (Second); 4(f)4 to Form 10-K for the year ended December 31, 1992 in 0-5807 (Third); 4(a) to Form 10-Q for the quarter ended September 30, 1993 in 0-5807 (Fourth); 4(a) to Form 8-K dated April 26, 1995 in 0-5807 (Fifth); 4(a) to Form 8-K dated March 22, 1996 in 0-5807 (Sixth); 4(b) to Form 10-Q for the quarter ended June 30, 1998 in 0-5807 (Seventh); 4(d) to Form 10-Q for the quarter ended June 30, 2000 in 0-5807 (Eighth); C-5(a) to Form U5S for the year ended December 31, 2000 (Ninth); 4(b) to Form 10-Q for the quarter ended September 30, 2002 in 0-5807 (Tenth); 4(k) to Form 10-Q for the quarter ended June 30, 2003 in 0-5807 (Eleventh); 4(a) to Form 10-Q for the quarter ended September 30, 2004 in 0-5807 (Twelfth); 4(b) to Form 10-Q for the quarter ended September 30, 2004 in 0-5807 (Thirteenth); and 4(e) to Form 10-Q for the quarter ended June 30, 2005 in 0-5807 (Fourteenth)).

(10) Material Contracts

Entergy Corporation
(a) 1 --

Agreement, dated April 23, 1982, among certain System companies, relating to System Planning and Development and Intra-System Transactions (10(a)1 to Form 10-K for the year ended December 31, 1982 in 1-3517).

(a) 2 --	Middle South Utilities (now Entergy Corporation) System Agency Agreement, dated December 11, 1970 (5(a)2 in 2-41080).

(a) 3 --	Amendment, dated February 10, 1971, to Middle South Utilities System Agency Agreement, dated December 11, 1970 (5(a)4 in 2-41080).

(a) 4 --	Amendment, dated May 12, 1988, to Middle South Utilities System Agency Agreement, dated December 11, 1970 (5(a)4 in 2-41080).

(a) 5 --	Middle South Utilities System Agency Coordination Agreement, dated December 11, 1970 (5(a)3 in 2-41080).

(a) 6 --	Service Agreement with Entergy Services, dated as of April 1, 1963 (5(a)5 in 2-41080).

(a) 7 --	Amendment, dated April 27, 1984, to Service Agreement with Entergy Services (10(a)7 to Form 10-K for the year ended December 31, 1984 in 1-3517).

(a) 8 --	Amendment, dated January 1, 2000, to Service Agreement with Entergy Services (10(a)12 to Form 10-K for the year ended December 31, 2001 in 1-11299).

(a) 9 --	Amendment, dated March 1, 2004, to Service Agreement with Entergy Services (10(a)9 to Form 10-K for the year ended December 31, 2004 in 1-11299).

(a) 10 --	Availability Agreement, dated June 21, 1974, among System Energy and certain other System companies (B to Rule 24 Certificate dated June 24, 1974 in 70-5399).

(a) 11 --	First Amendment to Availability Agreement, dated as of June 30, 1977 (B to Rule 24 Certificate dated June 24, 1977 in 70-5399).

(a) 12 --	Second Amendment to Availability Agreement, dated as of June 15, 1981 (E to Rule 24 Certificate dated July 1, 1981 in 70-6592).

(a) 13 --	Third Amendment to Availability Agreement, dated as of June 28, 1984 (B-13(a) to Rule 24 Certificate dated July 6, 1984 in 70-6985).

(a) 14 --	Fourth Amendment to Availability Agreement, dated as of June 1, 1989 (A to Rule 24 Certificate dated June 8, 1989 in 70-5399).

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

(a) 23 --	Amendment to the Thirty-fourth Assignment of Availability Agreement, Consent and Agreement, dated as of December 15, 2005 (B-5(i) to Rule 24 Certificate dated January 10, 2006 in 70-10324).

(a) 24 --

Thirty-fifth Assignment of Availability Agreement, Consent and Agreement, dated as of December 22, 2003, among System Energy, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans, and Union Bank of California, N.A (10(a)25 to Form 10-K for the year ended December 31, 2003 in 1-11299).

(a) 25 --	First Amendment to Thirty-fifth Assignment of Availability Agreement, Consent and Agreement, dated as of December 17, 2004 (10(a)24 to Form 10-K for the year ended December 31, 2004 in 1-11299).

(a) 26 --	Capital Funds Agreement, dated June 21, 1974, between Entergy Corporation and System Energy (C to Rule 24 Certificate dated June 24, 1974 in 70-5399).

(a) 27 --	First Amendment to Capital Funds Agreement, dated as of June 1, 1989 (B to Rule 24 Certificate dated June 8, 1989 in 70-5399).

(a) 28 --

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

(a) 30 --

Twenty-sixth Supplementary Capital Funds Agreement and Assignment, dated as of October 1, 1992, with United States Trust Company of New York and Gerard F. Ganey, as Trustees (B-3(c) to Rule 24 Certificate dated November 2, 1992 in 70-7946).

(a) 31 --

Twenty-seventh Supplementary Capital Funds Agreement and Assignment, dated as of April 1, 1993, with United States Trust Company of New York and Gerard F. Ganey, as Trustees (B-3(d) to Rule 24 Certificate dated May 4, 1993 in 70-7946).

(a) 32 --

Twenty-ninth Supplementary Capital Funds Agreement and Assignment, dated as of April 1, 1994, with United States Trust Company of New York and Gerard F. Ganey, as Trustees (B-3(f) to Rule 24 Certificate dated May 6, 1994 in 70-7946).

(a) 33 --

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

(a) 35 --

Thirty-fourth Supplementary Capital Funds Agreement and Assignment, dated as of September 1, 2002, among Entergy Corporation, System Energy, The Bank of New York and Douglas J. MacInnes (B-3(a)(1) to Rule 24 Certificate dated October 4, 2002 in 70-9753).

(a) 36 --

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

(a) 38 --

First Amendment to Supplementary Capital Funds Agreements and Assignments, dated as of June 1, 1989, by and between Entergy Corporation, System Energy, United States Trust Company of New York and Gerard F. Ganey (C to Rule 24 Certificate dated June 8, 1989 in 70-7123).

(a) 39 --

First Amendment to Supplementary Capital Funds Agreement and Assignment, dated as of June 1, 1989, by and between Entergy Corporation, System Energy and Chemical Bank (C to Rule 24 Certificate dated June 8, 1989 in 70-7561).

(a) 40 --	Reallocation Agreement, dated as of July 28, 1981, among System Energy and certain other System companies (B-1(a) in 70-6624).

(a) 41 --

Joint Construction, Acquisition and Ownership Agreement, dated as of May 1, 1980, between System Energy and SMEPA (B-1(a) in 70-6337), as amended by Amendment No. 1, dated as of May 1, 1980 (B-1(c) in 70-6337) and Amendment No. 2, dated as of October 31, 1980 (1 to Rule 24 Certificate dated October 30, 1981 in 70-6337).

(a) 42 --	Operating Agreement dated as of May 1, 1980, between System Energy and SMEPA (B(2)(a) in 70-6337).

(a) 43 --

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

(a) 45 --	Substitute Power Agreement, dated as of May 1, 1980, among Entergy Mississippi, System Energy and SMEPA (B(3)(a) in 70-6337).

(a) 46 --	Grand Gulf Unit No. 2 Supplementary Agreement, dated as of February 7, 1986, between System Energy and SMEPA (10(aaa) in 33-4033).

(a) 47 --	Compromise and Settlement Agreement, dated June 4, 1982, between Texaco, Inc. and Entergy Louisiana (28(a) to Form 8-K dated June 4, 1982 in 1-3517).

(a) 48 --

Unit Power Sales Agreement, dated as of June 10, 1982, between System Energy and Entergy Arkansas, Entergy Louisiana, Entergy Mississippi and Entergy New Orleans (10(a)39 to Form 10-K for the year ended December 31, 1982 in 1-3517).

(a) 49 --

First Amendment to Unit Power Sales Agreement, dated as of June 28, 1984, between System Energy and Entergy Arkansas, Entergy Louisiana, Entergy Mississippi and Entergy New Orleans (19 to Form 10-Q for the quarter ended September 30, 1984 in 1-3517).

(a) 50 --	Revised Unit Power Sales Agreement (10(ss) in 33-4033).

(a) 51 --	Middle South Utilities Inc. and Subsidiary Companies Intercompany Income Tax Allocation Agreement, dated April 28, 1988 (D-1 to Form U5S for the year ended December 31, 1987).

(a) 52 --	First Amendment, dated January 1, 1990, to the Middle South Utilities Inc. and Subsidiary Companies Intercompany Income Tax Allocation Agreement (D-2 to Form U5S for the year ended December 31, 1989).

(a) 53 --	Second Amendment dated January 1, 1992, to the Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (D-3 to Form U5S for the year ended December 31, 1992).

(a) 54 --	Third Amendment dated January 1, 1994 to Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (D-3(a) to Form U5S for the year ended December 31, 1993).

(a) 55 --	Fourth Amendment dated April 1, 1997 to Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (D-5 to Form U5S for the year ended December 31, 1996).

(a) 56 --	Guaranty Agreement between Entergy Corporation and Entergy Arkansas, dated as of September 20, 1990 (B-1(a) to Rule 24 Certificate dated September 27, 1990 in 70-7757).

(a) 57 --	Guarantee Agreement between Entergy Corporation and Entergy Louisiana, dated as of September 20, 1990 (B-2(a) to Rule 24 Certificate dated September 27, 1990 in 70-7757).

(a) 58 --	Guarantee Agreement between Entergy Corporation and System Energy, dated as of September 20, 1990 (B-3(a) to Rule 24 Certificate dated September 27, 1990 in 70- 7757).

(a) 59 --	Loan Agreement between Entergy Operations and Entergy Corporation, dated as of September 20, 1990 (B-12(b) to Rule 24 Certificate dated June 15, 1990 in 70-7679).

(a) 60 --	Loan Agreement between Entergy Power and Entergy Corporation, dated as of August 28, 1990 (A-4(b) to Rule 24 Certificate dated September 6, 1990 in 70-7684).

(a) 61 --	Loan Agreement between Entergy Corporation and Entergy Systems and Service, Inc., dated as of December 29, 1992 (A-4(b) to Rule 24 Certificate in 70-7947).

+(a) 62 --	Executive Financial Counseling Program of Entergy Corporation and Subsidiaries (10(a)64 to Form 10-K for the year ended December 31, 2001 in 1-11299).

+(a) 63 --	Amended and Restated Executive Annual Incentive Plan of Entergy Corporation and Subsidiaries, effective January 1, 2003 (10(b) to Form 10-Q for the quarter ended March 31, 2003 in 1-11299).

+(a) 64 --	Equity Ownership Plan of Entergy Corporation and Subsidiaries (A-4(a) to Rule 24 Certificate dated May 24, 1991 in 70-7831).

+(a) 65 --	Amendment No. 1 to the Equity Ownership Plan of Entergy Corporation and Subsidiaries (10(a)71 to Form 10-K for the year ended December 31, 1992 in 1-3517).

+(a) 66 --	Amended and Restated 1998 Equity Ownership Plan of Entergy Corporation and Subsidiaries (10(a) to Form 10-Q for the quarter ended March 31, 2003 in 1-11299).

+(a) 67 --	Supplemental Retirement Plan of Entergy Corporation and Subsidiaries, as amended effective January 1, 2000 (10(a)70 to Form 10-K for the year ended December 31, 2001 in 1-11299).

+(a) 68 --	Amendment, effective December 28, 2001, to the Supplemental Retirement Plan of Entergy Corporation and Subsidiaries (10(a)71 to Form 10-K for the year ended December 31, 2001 in 1-11299).

+(a) 69 --	Defined Contribution Restoration Plan of Entergy Corporation and Subsidiaries, as amended effective January 1, 2000 (10(a)72 to Form 10-K for the year ended December 31, 2001 in 1-11299).

+(a) 70 --	Amendment, effective December 28, 2001, to the Defined Contribution Restoration Plan of Entergy Corporation and Subsidiaries (10(a)73 to Form 10-K for the year ended December 31, 2001 in 1-11299).

+(a) 71 --	Executive Disability Plan of Entergy Corporation and Subsidiaries (10(a)74 to Form 10-K for the year ended December 31, 2001 in 1-11299).

+(a) 72 --	Amended and Restated Executive Deferred Compensation Plan of Entergy Corporation and Subsidiaries, dated June 10, 2003 (10(d) to Form 10-Q for the quarter ended June 30, 2003 in 1-11299).

+(a) 73 --	Equity Awards Plan of Entergy Corporation and Subsidiaries, effective as of August 31, 2000 (10(a)77 to Form 10-K for the year ended December 31, 2001 in 1-11299).

+(a) 74 --	Amendment, effective December 7, 2001, to the Equity Awards Plan of Entergy Corporation and Subsidiaries (10(a)78 to Form 10-K for the year ended December 31, 2001 in 1-11299).

+(a) 75 --	Amendment, effective December 10, 2001, to the Equity Awards Plan of Entergy Corporation and Subsidiaries (10(b) to Form 10-Q for the quarter ended March 31, 2002 in 1-11299).

+(a) 76 --	Restatement of System Executive Continuity Plan of Entergy Corporation and Subsidiaries, effective as of March 8, 2004 (10(d) to Form 10-Q for the quarter ended March 31, 2004 in 1-11299).

+(a) 77--	First Amendment of the System Executive Continuity Plan of Entergy Corporation and Subsidiaries, effective December 29, 2004 (10(a)76 to Form 10-K for the year ended December 31, 2004 in 1-11299).

+(a) 78 --	Second Amendment of the System Executive Continuity Plan of Entergy Corporation and Subsidiaries, effective April 15, 2005 (10(a) to Form 10-Q for the quarter ended March 31, 2005 in 1-11299).

+(a) 79 --	System Executive Continuity Plan II of Entergy Corporation and Subsidiaries, effective March 8, 2004 (10(e) to Form 10-Q for the quarter ended March 31, 2004 in 1-11299).

+(a) 80 --	First Amendment of the System Executive Continuity Plan II of Entergy Corporation and Subsidiaries, effective December 29, 2004 (10(a)78 to Form 10-K for the year ended December 31, 2004 in 1-11299).

+(a) 81 --	Post-Retirement Plan of Entergy Corporation and Subsidiaries, as amended effective January 1, 2000 (10(a)80 to Form 10-K for the year ended December 31, 2001 in 1-11299).

+(a) 82 --	Amendment, effective December 28, 2001, to the Post-Retirement Plan of Entergy Corporation and Subsidiaries (10(a)81 to Form 10-K for the year ended December 31, 2001 in 1-11299).

+(a) 83 --	Pension Equalization Plan of Entergy Corporation and Subsidiaries, as amended effective January 1, 2000 (10(a)82 to Form 10-K for the year ended December 31, 2001 in 1-11299).

+(a) 84 --	Amendment, effective December 28, 2001, to the Pension Equalization Plan of Entergy Corporation and Subsidiaries (10(a)83 to Form 10-K for the year ended December 31, 2001 in 1-11299).

+(a) 85 --

Service Recognition Program for Non-Employee Outside Directors of Entergy Corporation and Subsidiaries, effective January 1, 2000 (10(a)84 to Form 10-K for the year ended December 31, 2001 in 1-11299).

+(a) 86 --	Executive Income Security Plan of Gulf States Utilities Company, as amended effective March 1, 1991 (10(a)86 to Form 10-K for the year ended December 31, 2001 in 1-11299).

+(a) 87 --	System Executive Retirement Plan of Entergy Corporation and Subsidiaries, effective January 1, 2000 (10(a)87 to Form 10-K for the year ended December 31, 2001 in 1-11299).

+(a) 88 --	Amendment, effective December 28, 2001, to the System Executive Retirement Plan of Entergy Corporation and Subsidiaries (10(a)88 to Form 10-K for the year ended December 31, 2001 in 1-11299).

+(a) 89 --	Retention Agreement effective October 27, 2000 between J. Wayne Leonard and Entergy Corporation (10(a)81 to Form 10-K for the year ended December 31, 2000 in 1-11299).

+(a) 90 --	Amendment to Retention Agreement effective March 8, 2004 between J. Wayne Leonard and Entergy Corporation (10(c) to Form 10-Q for the quarter ended March 31, 2004 in 1-11299).

*+(a) 91 --	Amendment to Retention Agreement effective December 30, 2005 between J. Wayne Leonard and Entergy Corporation.

+(a) 92 --	Retention Agreement effective January 22, 2001 between Richard J. Smith and Entergy Services, Inc (10(a)87 to Form 10-K for the year ended December 31, 2000 in 1-11299).

+(a) 93 --	Employment Agreement effective August 7, 2001 between Curt L. Hebert and Entergy Corporation (10(a)97 to Form 10-K for the year ended December 31, 2001 in 1-11299).

+(a) 94 --

Agreement of Limited Partnership of Entergy-Koch, LP among EKLP, LLC, EK Holding I, LLC, EK Holding II, LLC and Koch Energy, Inc. dated January 31, 2001 (10(a)94 to Form 10-K/A for the year ended December 31, 2000 in 1-11299).

+(a) 95 --	Employment Agreement effective April 15, 2003 between Robert D. Sloan and Entergy Services (10(c) to Form 10-Q for the quarter ended June 30, 2003 in 1-11299).

+(a) 96 --	Employment Agreement effective November 24, 2003 between Mark T. Savoff and Entergy Services (10(a)99 to Form 10-K for the year ended December 31, 2003 in 1-11299).

+(a) 97 --	Employment Agreement effective February 9, 1999 between Leo P. Denault and Entergy Services (10(a) to Form 10-Q for the quarter ended March 31, 2004 in 1-11299).

+(a) 98 --	Amendment to Employment Agreement effective March 5, 2004 between Leo P. Denault and Entergy Corporation (10(b) to Form 10-Q for the quarter ended March 31, 2004 in 1-11299).

+(a) 99 --	Shareholder Approval of Future Severance Agreements Policy, effective March 8, 2004 (10(f) to Form 10-Q for the quarter ended March 31, 2004 in 1-11299).

(a) 100 --	Consulting Agreement effective May 4, 2004 between Hintz & Associates, LLC and Entergy Services, Inc. (10(d) to Form 10-Q for the quarter ended June 30, 2004 in 1-11299).

+(a) 101 --	Form of Stock Option Grant Agreement Letter, as of December 31, 2004 (99.1 to Form 8-K dated January 26, 2005 in 1-11299).

+(a) 102 --	Form of Long Term Incentive Plan Performance Unit Grand Letter, as of December 31, 2004 (99.2 to Form 8-K dated January 26, 2005 in 1-11299).

+(a) 103 --	Summary of Executive Officer and Director Compensation (10(a)100 to Form 10-K for the year ended December 31, 2004 in 1-11299).

+(a) 104 --	Terms of Restricted Stock Grants for Outside Directors (10(a)101 to Form 10-K for the year ended December 31, 2004 in 1-11299).

+(a) 105 --	Summary of Outside Director Compensation and Benefits for Entergy Corporation, as of July 29, 2005 (10(a) to Form 10-Q for the quarter ended September 30, 2005 in 1-11299).
System Energy

(b) 1 through (b) 16 -- See 10(a)10 through 10(a)25 above.

(b) 17 through (b) 30 -- See 10(a)26 through 10(a)39 above.

(b) 31 --	Reallocation Agreement, dated as of July 28, 1981, among System Energy and certain other System companies (B-1(a) in 70-6624).

(b) 32 --

Joint Construction, Acquisition and Ownership Agreement, dated as of May 1, 1980, between System Energy and SMEPA (B-1(a) in 70-6337), as amended by Amendment No. 1, dated as of May 1, 1980 (B-1(c) in 70-6337) and Amendment No. 2, dated as of October 31, 1980 (1 to Rule 24 Certificate dated October 30, 1981 in 70-6337).

(b) 33 --	Operating Agreement, dated as of May 1, 1980, between System Energy and SMEPA (B(2)(a) in 70-6337).

(b) 34 --	Amended and Restated Installment Sale Agreement, dated as of February 15, 1996, between System Energy and Claiborne County, Mississippi (B-6(a) to Rule 24 Certificate dated March 4, 1996 in 70-8511).

(b) 35 --	Loan Agreement, dated as of October 15, 1998, between System Energy and Mississippi Business Finance Corporation (B-6(b) to Rule 24 Certificate dated November 12, 1998 in 70-8511).

(b) 36 --	Loan Agreement, dated as of May 15, 1999, between System Energy and Mississippi Business Finance Corporation (B-6(c) to Rule 24 Certificate dated June 8, 1999 in 70-8511).

(b) 37 --

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

(b) 39 --

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

(b) 41 --

Collateral Trust Indenture, dated as of May 1, 2004, among GG1C Funding Corporation, System Energy, and Deutsche Bank Trust Company Americas, as Trustee (A-3(a) to Rule 24 Certificate dated June 4, 2004 in 70-10182), as supplemented by Supplemental Indenture No. 1 dated May 1, 2004, (A-4(a) to Rule 24 Certificate dated June 4, 2004 in 70-10182).

(b) 42 --	Substitute Power Agreement, dated as of May 1, 1980, among Entergy Mississippi, System Energy and SMEPA (B(3)(a) in 70-6337).

(b) 43 --	Grand Gulf Unit No. 2 Supplementary Agreement, dated as of February 7, 1986, between System Energy and SMEPA (10(aaa) in 33-4033).

(b) 44 --

Unit Power Sales Agreement, dated as of June 10, 1982, between System Energy and Entergy Arkansas, Entergy Louisiana, Entergy Mississippi and Entergy New Orleans (10(a)39 to Form 10-K for the year ended December 31, 1982 in 1-3517).

(b) 45 --

First Amendment to the Unit Power Sales Agreement, dated as of June 28, 1984, between System Energy and Entergy Arkansas, Entergy Louisiana, Entergy Mississippi and Entergy New Orleans (19 to Form 10-Q for the quarter ended September 30, 1984 in 1-3517).

(b) 46 --	Revised Unit Power Sales Agreement (10(ss) in 33-4033).

(b) 47 --	Fuel Lease, dated as of February 24, 1989, between River Fuel Funding Company #3, Inc. and System Energy (B-1(b) to Rule 24 Certificate dated March 3, 1989 in 70-7604).

(b) 48 --

System Energy's Consent, dated January 31, 1995, pursuant to Fuel Lease, dated as of February 24, 1989, between River Fuel Funding Company #3, Inc. and System Energy (B-1(c) to Rule 24 Certificate dated February 13, 1995 in 70-7604).

(b) 49 --	Sales Agreement, dated as of June 21, 1974, between System Energy and Entergy Mississippi (D to Rule 24 Certificate dated June 26, 1974 in 70-5399).

(b) 50 --	Service Agreement, dated as of June 21, 1974, between System Energy and Entergy Mississippi (E to Rule 24 Certificate dated June 26, 1974 in 70-5399).

(b) 51 --	Partial Termination Agreement, dated as of December 1, 1986, between System Energy and Entergy Mississippi (A-2 to Rule 24 Certificate dated January 8, 1987 in 70-5399).

(b) 52 --	Middle South Utilities, Inc. and Subsidiary Companies Intercompany Income Tax Allocation Agreement, dated April 28, 1988 (D-1 to Form U5S for the year ended December 31, 1987).

(b) 53 --	First Amendment, dated January 1, 1990 to the Middle South Utilities Inc. and Subsidiary Companies Intercompany Income Tax Allocation Agreement (D-2 to Form U5S for the year ended December 31, 1989).

(b) 54 --	Second Amendment dated January 1, 1992, to the Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (D-3 to Form U5S for the year ended December 31, 1992).

(b) 55 --	Third Amendment dated January 1, 1994 to Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (D-3(a) to Form U5S for the year ended December 31, 1993).

(b) 56 --	Fourth Amendment dated April 1, 1997 to Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (D-5 to Form U5S for the year ended December 31, 1996).

(b) 57 --	Service Agreement with Entergy Services, dated as of July 16, 1974, as amended (10(b)43 to Form 10-K for the year ended December 31, 1988 in 1-9067).

(b) 58 --	Amendment, dated January 1, 2004, to Service Agreement with Entergy Services (10(b)57 to Form 10-K for the year ended December 31, 2004 in 1-9067).

(b) 59 --	Amendment, dated March 1, 2004, to Service Agreement with Entergy Services (10(b)58 to Form 10-K for the year ended December 31, 2004 in 1-9067).

(b) 60 --	Operating Agreement between Entergy Operations and System Energy, dated as of June 6, 1990 (B-3(b) to Rule 24 Certificate dated June 15, 1990 in 70-7679).

(b) 61 --	Guarantee Agreement between Entergy Corporation and System Energy, dated as of September 20, 1990 (B-3(a) to Rule 24 Certificate dated September 27, 1990 in 70-7757).

(b) 62 --

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

(b) 63 --	Amendment to Letter of Credit and Reimbursement Agreement, dated as of December 22, 2003 (10(b)62 to Form 10-K for the year ended December 31, 2004 in 1-9067).

(b) 64 --	First Amendment and Consent, dated as of May 3, 2004, to Letter of Credit and Reimbursement Agreement (10(b)63 to Form 10-K for the year ended December 31, 2004 in 1-9067).

(b) 65 --	Second Amendment and Consent, dated as of December 17, 2004, to Letter of Credit and Reimbursement Agreement (99 to Form 8-K dated December 22, 2004 in 1-9067).

Entergy Arkansas
(c) 1 --

Agreement, dated April 23, 1982, among Entergy Arkansas and certain other System companies, relating to System Planning and Development and Intra-System Transactions (10(a) 1 to Form 10-K for the year ended December 31, 1982 in 1-3517).

(c) 2 --	Middle South Utilities System Agency Agreement, dated December 11, 1970 (5(a)2 in 2-41080).

(c) 3 --	Amendment, dated February 10, 1971, to Middle South Utilities System Agency Agreement, dated December 11, 1970 (5(a)4 in 2-41080).

(c) 4 --	Amendment, dated May 12, 1988, to Middle South Utilities System Agency Agreement, dated December 11, 1970 (5(a)4 in 2-41080).

(c) 5 --	Middle South Utilities System Agency Coordination Agreement, dated December 11, 1970 (5(a)3 in 2-41080).

(c) 6 --	Service Agreement with Entergy Services, dated as of April 1, 1963 (5(a)5 in 2-41080).

(c) 7 --	Amendment, dated April 27, 1984, to Service Agreement, with Entergy Services (10(a)7 to Form 10-K for the year ended December 31, 1984 in 1-3517).

(c) 8 --	Amendment, dated January 1, 2000, to Service Agreement with Entergy Services (10(a)12 to Form 10-K for the year ended December 31, 2002 in 1-10764).

(c) 9 --	Amendment, dated March 1, 2004, to Service Agreement with Entergy Services (10(c)9 to Form 10-K for the year ended December 31, 2004 in 1-10764).

(c) 10 through (c) 25 -- See 10(a)10 through 10(a)25 above.

(c) 26 --	Agreement, dated August 20, 1954, between Entergy Arkansas and the United States of America (SPA)(13(h) in 2-11467).

(c) 27 --	Amendment, dated April 19, 1955, to the United States of America (SPA) Contract, dated August 20, 1954 (5(d)2 in 2-41080).

(c) 28 --	Amendment, dated January 3, 1964, to the United States of America (SPA) Contract, dated August 20, 1954 (5(d)3 in 2-41080).

(c) 29 --	Amendment, dated September 5, 1968, to the United States of America (SPA) Contract, dated August 20, 1954 (5(d)4 in 2-41080).

(c) 30 --	Amendment, dated November 19, 1970, to the United States of America (SPA) Contract, dated August 20, 1954 (5(d)5 in 2-41080).

(c) 31 --	Amendment, dated July 18, 1961, to the United States of America (SPA) Contract, dated August 20, 1954 (5(d)6 in 2-41080).

(c) 32 --	Amendment, dated December 27, 1961, to the United States of America (SPA) Contract, dated August 20, 1954 (5(d)7 in 2-41080).

(c) 33 --	Amendment, dated January 25, 1968, to the United States of America (SPA) Contract, dated August 20, 1954 (5(d)8 in 2-41080).

(c) 34 --	Amendment, dated October 14, 1971, to the United States of America (SPA) Contract, dated August 20, 1954 (5(d)9 in 2-43175).

(c) 35 --	Amendment, dated January 10, 1977, to the United States of America (SPA) Contract, dated August 20, 1954 (5(d)10 in 2-60233).

(c) 36 --	Agreement, dated May 14, 1971, between Entergy Arkansas and the United States of America (SPA) (5(e) in 2-41080).

(c) 37 --	Amendment, dated January 10, 1977, to the United States of America (SPA) Contract, dated May 14, 1971 (5(e)1 in 2-60233).

(c) 38 --

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

(c) 39 --	Fuel Lease, dated as of December 22, 1988, between River Fuel Trust #1 and Entergy Arkansas (B-1(b) to Rule 24 Certificate in 70-7571).

(c) 40 --

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

(c) 42 --	Agreement, dated June 29, 1979, between Entergy Arkansas and City of Conway, Arkansas (5(r)3 in 2-66235).

(c) 43 --	Transmission Agreement, dated August 2, 1977, between Entergy Arkansas and City Water and Light Plant of the City of Jonesboro, Arkansas (5(r)3 in 2-60233).

(c) 44 --	Power Coordination, Interchange and Transmission Service Agreement, dated as of June 27, 1977, between Arkansas Electric Cooperative Corporation and Entergy Arkansas (5(r)4 in 2-60233).

(c) 45 --

Independence Steam Electric Station Operating Agreement, dated July 31, 1979, among Entergy Arkansas and Arkansas Electric Cooperative Corporation and City Water and Light Plant of the City of Jonesboro, Arkansas and City of Conway, Arkansas (5(r)6 in 2-66235).

(c) 46 --	Amendment, dated December 4, 1984, to the Independence Steam Electric Station Operating Agreement (10(c)51 to Form 10-K for the year ended December 31, 1984 in 1-10764).

(c) 47 --

Independence Steam Electric Station Ownership Agreement, dated July 31, 1979, among Entergy Arkansas and Arkansas Electric Cooperative Corporation and City Water and Light Plant of the City of Jonesboro, Arkansas and City of Conway, Arkansas (5(r)7 in 2-66235).

(c) 48 --	Amendment, dated December 28, 1979, to the Independence Steam Electric Station Ownership Agreement (5(r)7(a) in 2-66235).

(c) 49 --	Amendment, dated December 4, 1984, to the Independence Steam Electric Station Ownership Agreement (10(c)54 to Form 10-K for the year ended December 31, 1984 in 1-10764).

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

(c) 52 --

Power Coordination, Interchange and Transmission Service Agreement, dated as of July 31, 1979, between Entergy Arkansas and City Water and Light Plant of the City of Jonesboro, Arkansas (5(r)8 in 2-66235).

(c) 53 --	Power Coordination, Interchange and Transmission Agreement, dated as of June 29, 1979, between City of Conway, Arkansas and Entergy Arkansas (5(r)9 in 2-66235).

(c) 54 --	Agreement, dated June 21, 1979, between Entergy Arkansas and Reeves E. Ritchie (10(b)90 to Form 10-K for the year ended December 31, 1980 in 1-10764).

(c) 55 --	Reallocation Agreement, dated as of July 28, 1981, among System Energy and certain other System companies (B-1(a) in 70-6624).

(c) 56 --

Unit Power Sales Agreement, dated as of June 10, 1982, between System Energy and Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans (10(a)39 to Form 10-K for the year ended December 31, 1982 in 1-3517).

(c) 57 --

First Amendment to Unit Power Sales Agreement, dated as of June 28, 1984, between System Energy, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans (19 to Form 10-Q for the quarter ended September 30, 1984 in 1-3517).

(c) 58 --	Revised Unit Power Sales Agreement (10(ss) in 33-4033).

(c) 59 --

Contract For Disposal of Spent Nuclear Fuel and/or High-Level Radioactive Waste, dated June 30, 1983, among the DOE, System Fuels and Entergy Arkansas (10(b)57 to Form 10-K for the year ended December 31, 1983 in 1-10764).

(c) 60 --	Middle South Utilities, Inc. and Subsidiary Companies Intercompany Income Tax Allocation Agreement, dated April 28, 1988 (D-1 to Form U5S for the year ended December 31, 1987).

(c) 61 --

First Amendment, dated January 1, 1990, to the Middle South Utilities, Inc. and Subsidiary Companies Intercompany Income Tax Allocation Agreement (D-2 to Form U5S for the year ended December 31, 1989).

(c) 62 --	Second Amendment dated January 1, 1992, to the Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (D-3 to Form U5S for the year ended December 31, 1992).

(c) 63 --	Third Amendment dated January 1, 1994, to Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (D-3(a) to Form U5S for the year ended December 31, 1993).

(c) 64 --	Fourth Amendment dated April 1, 1997 to Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (D-5 to Form U5S for the year ended December 31, 1996).

(c) 65 --	Assignment of Coal Supply Agreement, dated December 1, 1987, between System Fuels and Entergy Arkansas (B to Rule 24 letter filing dated November 10, 1987 in 70-5964).

(c) 66 --

Coal Supply Agreement, dated December 22, 1976, between System Fuels and Antelope Coal Company (B-1 in 70-5964), as amended by First Amendment (A to Rule 24 Certificate in 70-5964); Second Amendment (A to Rule 24 letter filing dated December 16, 1983 in 70-5964); and Third Amendment (A to Rule 24 letter filing dated November 10, 1987 in 70-5964).

(c) 67 --	Operating Agreement between Entergy Operations and Entergy Arkansas, dated as of June 6, 1990 (B-1(b) to Rule 24 Certificate dated June 15, 1990 in 70-7679).

(c) 68 --	Guaranty Agreement between Entergy Corporation and Entergy Arkansas, dated as of September 20, 1990 (B-1(a) to Rule 24 Certificate dated September 27, 1990 in 70-7757).

(c) 69 --	Agreement for Purchase and Sale of Independence Unit 2 between Entergy Arkansas and Entergy Power, dated as of August 28, 1990 (B-3(c) to Rule 24 Certificate dated September 6, 1990 in 70-7684).

(c) 70 --	Agreement for Purchase and Sale of Ritchie Unit 2 between Entergy Arkansas and Entergy Power, dated as of August 28, 1990 (B-4(d) to Rule 24 Certificate dated September 6, 1990 in 70-7684).

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

(c) 73 --

Power Coordination, Interchange and Transmission Service Agreement between Entergy Power and Entergy Arkansas, dated as of August 28, 1990 (10(c)71 to Form 10-K for the year ended December 31, 1990 in 1-10764).

(c) 74 --	Loan Agreement dated June 15, 1993, between Entergy Arkansas and Independence Country, Arkansas (B-1(a) to Rule 24 Certificate dated July 9, 1993 in 70-8171).

(c) 75 --	Loan Agreement dated June 15, 1994, between Entergy Arkansas and Jefferson County, Arkansas (B-1(a) to Rule 24 Certificate dated June 30, 1994 in 70-8405).

(c) 76 --	Loan Agreement dated June 15, 1994, between Entergy Arkansas and Pope County, Arkansas (B-1(b) to Rule 24 Certificate in 70-8405).

(c) 77 --	Loan Agreement dated November 15, 1995, between Entergy Arkansas and Pope County, Arkansas (10(c)96 to Form 10-K for the year ended December 31, 1995 in 1-10764).

(c) 78 --	Loan Agreement dated December 1, 1997, between Entergy Arkansas and Jefferson County, Arkansas (10(c)100 to Form 10-K for the year ended December 31, 1997 in 1-10764).

(c) 79 --	Refunding Agreement, dated December 1, 2001, between Entergy Arkansas and Pope Country, Arkansas (10(c)81 to Form 10-K for the year ended December 31, 2001 in 1-10764).

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

(d) 21 --

Trust and Investment Management Agreement between Entergy Gulf States and Morgan Guaranty and Trust Company of New York (the "Decommissioning Trust Agreement") with respect to decommissioning funds authorized to be collected by Entergy Gulf States, dated March 15, 1989 (10-66 to Form 10-K for the year ended December 31, 1988 in 1-27031).

(d) 22 --	Amendment No. 2 dated November 1, 1995 between Entergy Gulf States and Mellon Bank to Decommissioning Trust Agreement (10(d)31 to Form 10-K for the year ended December 31, 1995 in 1-27031).

(d) 23 --	Amendment No. 3 dated March 5, 1998 between Entergy Gulf States and Mellon Bank to Decommissioning Trust Agreement (10(d)23 to Form 10-K for the year ended December 31, 2004 in 1-27031).

(d) 24 --	Amendment No. 4 dated December 17, 2003 between Entergy Gulf States and Mellon Bank to Decommissioning Trust Agreement (10(d)24 to Form 10-K for the year ended December 31, 2004 in 1-27031).

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

+(d) 28 --	Gulf States Utilities Board of Directors' Retirement Plan, dated February 15, 1991 (10-8 to Form 10-K for the year ended December 31, 1990 in 1-27031).

(d) 29 --	Operating Agreement between Entergy Operations and Entergy Gulf States, dated as of December 31, 1993 (B-2(f) to Rule 24 Certificate in 70-8059).

(d) 30 --	Guarantee Agreement between Entergy Corporation and Entergy Gulf States, dated as of December 31, 1993 (B-5(a) to Rule 24 Certificate in 70-8059).

(d) 31 --	Service Agreement with Entergy Services, dated as of December 31, 1993 (B-6(c) to Rule 24 Certificate in 70-8059).

(d) 32 --	Amendment, dated January 1, 2000, to Service Agreement with Entergy Services (10(d)31 to Form 10-K for the year ended December 31, 2002 in 1-27031).

(d) 33 --	Amendment, dated March 1, 2004, to Service Agreement with Entergy Services (10(d)33 to Form 10-K for the year ended December 31, 2004 in 1-27031).

(d) 34 --	Third Amendment, dated January 1, 1994, to Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (D-3(a) to Form U5S for the year ended December 31, 1993).

(d) 35 --	Fourth Amendment, dated April 1, 1997, to Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (D-5 to Form U5S for the year ended December 31, 1996).

(d) 36 --	Refunding Agreement dated as of May 1, 1998 between Entergy Gulf States and Parish of Iberville, State of Louisiana (B-3(a) to Rule 24 Certificate dated May 29, 1998 in 70-8721).

(d) 37 --

Refunding Agreement dated as of May 1, 1998 between Entergy Gulf States and Industrial Development Board of the Parish of Calcasieu, Inc. (B-3(b) to Rule 24 Certificate dated January 29, 1999 in 70-8721).

(d) 38 --

Refunding Agreement (Series 1999-A) dated as of September 1, 1999 between Entergy Gulf States and Parish of West Feliciana, State of Louisiana (B-3(c) to Rule 24 Certificate dated October 8, 1999 in 70-8721).

(d) 39 --

Refunding Agreement (Series 1999-B) dated as of September 1, 1999 between Entergy Gulf States and Parish of West Feliciana, State of Louisiana (B-3(d) to Rule 24 Certificate dated October 8, 1999 in 70-8721).

Entergy Louisiana Holdings, Inc.
(e) 1 --	Middle South Utilities, Inc. and Subsidiary Companies Intercompany Tax Allocation Agreement, dated April 28, 1988 (D-1 to Form U5S for the year ended December 31, 1987).

(e) 2 --

First Amendment, dated January 1, 1990, to the Middle South Utilities, Inc. and Subsidiary Companies Intercompany Income Tax Allocation Agreement, dated January 1, 1990 (D-2 to Form U5S for the year ended December 31, 1989).

(e) 3 --	Second Amendment dated January 1, 1992, to the Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (D-3 to Form U5S for the year ended December 31, 1992).

(e) 4 --	Third Amendment dated January 1, 1994 to Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (D-3(a) to Form U5S for the year ended December 31, 1993).

(e) 5 --	Fourth Amendment dated April 1, 1997 to Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (D-5 to Form U5S for the year ended December 31, 1996).

(e) 6 --	Service Agreement between Entergy Services and Entergy Louisiana Holdings, dated as of December 31, 2005 (B-9(i) to Rule 24 Certificate dated January 10, 2006 in 70-10324).

Entergy Louisiana, LLC
(f) 1 --

Agreement, dated April 23, 1982, among Entergy Louisiana and certain other System companies, relating to System Planning and Development and Intra-System Transactions (10(a)1 to Form 10-K for the year ended December 31, 1982, in 1-3517).

(f) 2 --	Middle South Utilities System Agency Agreement, dated December 11, 1970 (5(a)2 in 2-41080).

(f) 3 --	Amendment, dated as of February 10, 1971, to Middle South Utilities System Agency Agreement, dated December 11, 1970 (5(a)4 in 2-41080).

(f) 4 --	Amendment, dated May 12, 1988, to Middle South Utilities System Agency Agreement, dated December 11, 1970 (5(a)4 in 2-41080).

(f) 5 --	Middle South Utilities System Agency Coordination Agreement, dated December 11, 1970 (5(a)3 in 2-41080).

(f) 6 --	Service Agreement with Entergy Services, dated as of April 1, 1963 (5(a)5 in 2-42523).

(f) 7 --	Amendment, dated as of April 27, 1984, to Service Agreement with Entergy Services (10(a)7 to Form 10-K for the year ended December 31, 1984 in 1-3517).

(f) 8 --	Amendment, dated January 1, 2000, to Service Agreement with Entergy Services (10(e)12 to Form 10-K for the year ended December 31, 2002 in 1-8474).

(f) 9 --	Amendment, dated March 1, 2004, to Service Agreement with Entergy Services (10(e)9 to Form 10-K for the year ended December 31, 2004 in 1-8474).

(f) 10 through (f) 25 -- See 10(a)10 through 10(a)25 above.

(f) 26 --	Fuel Lease, dated as of January 31, 1989, between River Fuel Company #2, Inc., and Entergy Louisiana (B-1(b) to Rule 24 Certificate in 70-7580).

(f) 27 --	Reallocation Agreement, dated as of July 28, 1981, among System Energy and certain other System companies (B-1(a) in 70-6624).

(f) 28 --	Compromise and Settlement Agreement, dated June 4, 1982, between Texaco, Inc. and Entergy Louisiana (28(a) to Form 8-K dated June 4, 1982 in 1-8474).

(f) 29 --

Unit Power Sales Agreement, dated as of June 10, 1982, between System Energy and Entergy Arkansas, Entergy Louisiana, Entergy Mississippi and Entergy New Orleans (10(a)39 to Form 10-K for the year ended December 31, 1982 in 1-3517).

(f) 30 --

First Amendment to the Unit Power Sales Agreement, dated as of June 28, 1984, between System Energy and Entergy Arkansas, Entergy Louisiana, Entergy Mississippi and Entergy New Orleans (19 to Form 10-Q for the quarter ended September 30, 1984 in 1-3517).

(f) 31 --	Revised Unit Power Sales Agreement (10(ss) in 33-4033).

(f) 32 --

Contract for Disposal of Spent Nuclear Fuel and/or High-Level Radioactive Waste, dated February 2, 1984, among DOE, System Fuels and Entergy Louisiana (10(d)33 to Form 10-K for the year ended December 31, 1984 in 1-8474).

(f) 33--	Operating Agreement between Entergy Operations and Entergy Louisiana, dated as of June 6, 1990 (B-2(c) to Rule 24 Certificate dated June 15, 1990 in 70-7679).

(f) 34 --	Guarantee Agreement between Entergy Corporation and Entergy Louisiana, dated as of September 20, 1990 (B-2(a) to Rule 24 Certificate dated September 27, 1990 in 70-7757).

(f) 35 --	Refunding Agreement (Series 1999-A), dated as of June 1, 1999, between Entergy Louisiana and Parish of St. Charles, State of Louisiana (B-6(a) to Rule 24 Certificate dated July 6, 1999 in 70-9141).

(f) 36 --	Amendment No. 1 to Refunding Agreement (Series 1999-A), dated as of December 15, 2005 (B-8(i) to Rule 24 Certificate dated January 10, 2006 in 70-10324).

(f) 37 --	Refunding Agreement (Series 1999-B), dated as of June 1, 1999, between Entergy Louisiana and Parish of St. Charles, State of Louisiana (B-6(b) to Rule 24 Certificate dated July 6, 1999 in 70-9141).

(f) 38 --	Amendment No. 1 to Refunding Agreement (Series 1999-B), dated as of December 16, 2005 (B-8(ii) to Rule 24 Certificate dated January 10, 2006 in 70-10324).

(f) 39 --

Refunding Agreement (Series 1999-C), dated as of October 1, 1999, between Entergy Louisiana and Parish of St. Charles, State of Louisiana (B-11(a) to Rule 24 Certificate dated October 15, 1999 in 70-9141).

(f) 40 --	Amendment No. 1 to Refunding Agreement (Series 1999-C), dated as of December 15, 2005 (B-8(iii) to Rule 24 Certificate dated January 10, 2006 in 70-10324).

Entergy Mississippi
(g) 1 --

Agreement dated April 23, 1982, among Entergy Mississippi and certain other System companies, relating to System Planning and Development and Intra-System Transactions (10(a)1 to Form 10-K for the year ended December 31, 1982 in 1-3517).

(g) 2 --	Middle South Utilities System Agency Agreement, dated December 11, 1970 (5(a)2 in 2-41080).

(g) 3 --	Amendment, dated February 10, 1971, to Middle South Utilities System Agency Agreement, dated December 11, 1970 (5(a)4 in 2-41080).

(g) 4 --	Amendment, dated May 12, 1988, to Middle South Utilities System Agency Agreement, dated December 11, 1970 (5(a)4 in 2-41080).

(g) 5 --	Middle South Utilities System Agency Coordination Agreement, dated December 11, 1970 (5(a)3 in 2-41080).

(g) 6 --	Service Agreement with Entergy Services, dated as of April 1, 1963 (D in 37-63).

(g) 7 --	Amendment, dated April 27, 1984, to Service Agreement with Entergy Services (10(a)7 to Form 10-K for the year ended December 31, 1984 in 1-3517).

(g) 8 --	Amendment, dated January 1, 2000, to Service Agreement with Entergy Services (10(f)12 to Form 10-K for the year ended December 31, 2002 in 1-31508).

(g) 9 --	Amendment, dated March 1, 2004, to Service Agreement with Entergy Services (10(f)9 to Form 10-K for the year ended December 31, 2004 in 1-31508).

(g) 10 through (g) 25 -- See 10(a)10 through 10(a)25 above.

(g) 26 --	Loan Agreement, dated as of September 1, 2004, between Entergy Mississippi and Mississippi Business Finance Corporation (B-3(a) to Rule 24 Certificate dated October 4, 2004 in 70-10157).

(g) 27 --	Refunding Agreement, dated as of May 1, 1999, between Entergy Mississippi and Independence County, Arkansas (B-6(a) to Rule 24 Certificate dated June 8, 1999 in 70-8719).

(g) 28 --	Substitute Power Agreement, dated as of May 1, 1980, among Entergy Mississippi, System Energy and SMEPA (B-3(a) in 70-6337).

(g) 29 --	Amendment, dated December 4, 1984, to the Independence Steam Electric Station Operating Agreement (10(c)51 to Form 10-K for the year ended December 31, 1984 in 0-375).

(g) 30 --	Amendment, dated December 4, 1984, to the Independence Steam Electric Station Ownership Agreement (10(c)54 to Form 10-K for the year ended December 31, 1984 in 0-375).

(g) 31 --

Owners Agreement, dated November 28, 1984, among Entergy Arkansas, Entergy Mississippi and other co-owners of the Independence Station (10(c)55 to Form 10-K for the year ended December 31, 1984 in 0-375).

(g) 32 --

Consent, Agreement and Assumption, dated December 4, 1984, among Entergy Arkansas, Entergy Mississippi, other co-owners of the Independence Station and United States Trust Company of New York, as Trustee (10(c)56 to Form 10-K for the year ended December 31, 1984 in 0-375).

(g) 33 --	Reallocation Agreement, dated as of July 28, 1981, among System Energy and certain other System companies (B-1(a) in 70-6624).

+(g) 34 --	Post-Retirement Plan (10(d)24 to Form 10-K for the year ended December 31, 1983 in 0-320).

(g) 35 --

Unit Power Sales Agreement, dated as of June 10, 1982, between System Energy and Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans (10(a)39 to Form 10-K for the year ended December 31, 1982 in 1-3517).

(g) 36 --

First Amendment to the Unit Power Sales Agreement, dated as of June 28, 1984, between System Energy and Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans (19 to Form 10-Q for the quarter ended September 30, 1984 in 1-3517).

(g) 37 --	Revised Unit Power Sales Agreement (10(ss) in 33-4033).

(g) 38 --	Sales Agreement, dated as of June 21, 1974, between System Energy and Entergy Mississippi (D to Rule 24 Certificate dated June 26, 1974 in 70-5399).

(g) 39 --	Service Agreement, dated as of June 21, 1974, between System Energy and Entergy Mississippi (E to Rule 24 Certificate dated June 26, 1974 in 70-5399).

(g) 40 --	Partial Termination Agreement, dated as of December 1, 1986, between System Energy and Entergy Mississippi (A-2 to Rule 24 Certificate dated January 8, 1987 in 70-5399).

(g) 41 --	Middle South Utilities, Inc. and Subsidiary Companies Intercompany Income Tax Allocation Agreement, dated April 28, 1988 (D-1 to Form U5S for the year ended December 31, 1987).

(g) 42 --	First Amendment dated January 1, 1990 to the Middle South Utilities Inc. and Subsidiary Companies Intercompany Tax Allocation Agreement (D-2 to Form U5S for the year ended December 31, 1989).

(g) 43 --	Second Amendment dated January 1, 1992, to the Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (D-3 to Form U5S for the year ended December 31, 1992).

(g) 44 --	Third Amendment dated January 1, 1994 to Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (D-3(a) to Form U5S for the year ended December 31, 1993).

(g) 45 --	Fourth Amendment dated April 1, 1997 to Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (D-5 to Form U5S for the year ended December 31, 1996).

+(g) 46 --	Employment Agreement effective July 24, 2003 between Carolyn C. Shanks and Entergy Mississippi (10(f)48 to Form 10-K for the year ended December 31, 2003 in 1-31508).

(g) 47 --

Purchase and Sale Agreement by and between Central Mississippi Generating Company, LLC and Entergy Mississippi, Inc., dated as of March 16, 2005 (10(b) to Form 10-Q for the quarter ended March 31, 2005 in 1-31508).

Entergy New Orleans
(h) 1 --

Agreement, dated April 23, 1982, among Entergy New Orleans and certain other System companies, relating to System Planning and Development and Intra-System Transactions (10(a)1 to Form 10-K for the year ended December 31, 1982 in 1-3517).

(h) 2 --	Middle South Utilities System Agency Agreement, dated December 11, 1970 (5(a)2 in 2-41080).

(h) 3 --	Amendment dated as of February 10, 1971, to Middle South Utilities System Agency Agreement, dated December 11, 1970 (5(a)4 in 2-41080).

(h) 4 --	Amendment, dated May 12, 1988, to Middle South Utilities System Agency Agreement, dated December 11, 1970 (5(a)4 in 2-41080).

(h) 5 --	Middle South Utilities System Agency Coordination Agreement, dated December 11, 1970 (5(a)3 in 2-41080).

(h) 6 --	Service Agreement with Entergy Services dated as of April 1, 1963 (5(a)5 in 2-42523).

(h) 7 --	Amendment, dated as of April 27, 1984, to Service Agreement with Entergy Services (10(a)7 to Form 10-K for the year ended December 31, 1984 in 1-3517).

(h) 8 --	Amendment, dated January 1, 2000, to Service Agreement with Entergy Services (10(g)12 to Form 10-K for the year ended December 31, 2002 in 0-5807).

(h) 9 --	Amendment, dated March 1, 2004, to Service Agreement with Entergy Services (10(g)9 to Form 10-K for the year ended December 31, 2004 in 0-5807).

(h) 10 through (h) 25 -- See 10(a)10 through 10(a)25 above.

(h) 26 --	Reallocation Agreement, dated as of July 28, 1981, among System Energy and certain other System companies (B-1(a) in 70-6624).

(h) 27 --

Unit Power Sales Agreement, dated as of June 10, 1982, between System Energy and Entergy Arkansas, Entergy Louisiana, Entergy Mississippi and Entergy New Orleans (10(a)39 to Form 10-K for the year ended December 31, 1982 in 1-3517).

(h) 28 --

First Amendment to the Unit Power Sales Agreement, dated as of June 28, 1984, between System Energy and Entergy Arkansas, Entergy Louisiana, Entergy Mississippi and Entergy New Orleans (19 to Form 10-Q for the quarter ended September 30, 1984 in 1-3517).

(h) 29 --	Revised Unit Power Sales Agreement (10(ss) in 33-4033).

(h) 30 --	Transfer Agreement, dated as of June 28, 1983, among the City of New Orleans, Entergy New Orleans and Regional Transit Authority (2(a) to Form 8-K dated June 24, 1983 in 1-1319).

(h) 31 --	Middle South Utilities, Inc. and Subsidiary Companies Intercompany Income Tax Allocation Agreement, dated April 28, 1988 (D-1 to Form U5S for the year ended December 31, 1987).

(h) 32 --

First Amendment, dated January 1, 1990, to the Middle South Utilities, Inc. and Subsidiary Companies Intercompany Income Tax Allocation Agreement (D-2 to Form U5S for the year ended December 31, 1989).

(h) 33 --	Second Amendment dated January 1, 1992, to the Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (D-3 to Form U5S for the year ended December 31, 1992).

(h) 34 --	Third Amendment dated January 1, 1994 to Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (D-3(a) to Form U5S for the year ended December 31, 1993).

(h) 35 --	Fourth Amendment dated April 1, 1997 to Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (D-5 to Form U5S for the year ended December 31, 1996).

(12) Statement Re Computation of Ratios

*(a)	Entergy Arkansas' Computation of Ratios of Earnings to Fixed Charges and of Earnings to Fixed Charges and Preferred Dividends, as defined.

*(b)	Entergy Gulf States' Computation of Ratios of Earnings to Fixed Charges and of Earnings to Fixed Charges and Preferred Dividends, as defined.

*(c)	Entergy Louisiana Holdings, Inc.'s Computation of Ratios of Earnings to Fixed Charges and of Earnings to Fixed Charges and Preferred Dividends, as defined.

*(d)	Entergy Louisiana, LLC's Computation of Ratios of Earnings to Fixed Charges, as defined.

*(e)	Entergy Mississippi's Computation of Ratios of Earnings to Fixed Charges and of Earnings to Fixed Charges and Preferred Dividends, as defined.

*(f)	Entergy New Orleans' Computation of Ratios of Earnings to Fixed Charges and of Earnings to Fixed Charges and Preferred Dividends, as defined.

*(g)	System Energy's Computation of Ratios of Earnings to Fixed Charges, as defined.

*(21) Subsidiaries of the Registrants

(23) Consents of Experts and Counsel
*(a)	The consent of Deloitte & Touche LLP is contained herein at page 422.

*(b)	Consent of Ernst & Young LLP.

*(24) Powers of Attorney

(31) Rule 13a-14(a)/15d-14(a) Certifications
*(a)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Corporation.

*(b)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Corporation.

*(c)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Arkansas.

*(d)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Gulf States.

*(e)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Louisiana Holdings, Inc.

*(f)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Gulf States and Entergy Louisiana, LLC.

*(g)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Mississippi.

*(h)	Rule 13a-14(a)/15d-14(a) Certification for Entergy New Orleans.

*(i)	Rule 13a-14(a)/15d-14(a) Certification for System Energy.

*(j)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, LLC, Entergy Mississippi, and Entergy New Orleans.

*(k)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Louisiana Holdings, Inc.

*(l)	Rule 13a-14(a)/15d-14(a) Certification for System Energy.

(32) Section 1350 Certifications
*(a)	Section 1350 Certification for Entergy Corporation.

*(b)	Section 1350 Certification for Entergy Corporation.

*(c)	Section 1350 Certification for Entergy Arkansas.

*(d)	Section 1350 Certification for Entergy Gulf States.

*(e)	Section 1350 Certification for Entergy Louisiana Holdings, Inc.

*(f)	Section 1350 Certification for Entergy Gulf States and Entergy Louisiana, LLC.

*(g)	Section 1350 Certification for Entergy Mississippi.

*(h)	Section 1350 Certification for Entergy New Orleans.

*(i)	Section 1350 Certification for System Energy.

*(j)	Section 1350 Certification for Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, LLC, Entergy Mississippi, and Entergy New Orleans.

*(k)	Section 1350 Certification for Entergy Louisiana Holdings, Inc.

*(l)	Section 1350 Certification for System Energy.

(99) Additional Exhibits

*(a)	Entergy-Koch, LP Financial Statements for the year 2005.

*(b)	Entergy-Koch, LP Financial Statements for the years 2004, 2003, and 2002.

_________________
* Filed herewith.
+ Management contracts or compensatory plans or arrangements.