Form 10-Q
period 2006-03-31
ENTERGY CORP /DE/; SYSTEM ENERGY RESOURCES INC; Entergy Louisiana, LLC; ENTERGY LOUISIANA HOLDINGS, INC; ENTERGY GULF STATES INC; ENTERGY ARKANSAS INC; ENTERGY NEW ORLEANS INC; ENTERGY MISSISSIPPI INC
filed 2006-05-10
CIK 65984, 202584, 1348952, 60527, 44570, 7323, 71508, 66901

__________________________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number	Registrant, State of Incorporation, Address of Principal Executive Offices, Telephone Number, and IRS Employer Identification No.	Commission File Number	Registrant, State of Incorporation, Address of Principal Executive Offices, Telephone Number, and IRS Employer Identification No.
1-11299	ENTERGY CORPORATION (a Delaware corporation) 639 Loyola Avenue New Orleans, LA 70113 Telephone (504) 576-4000 72-1229752	1-32718	ENTERGY LOUISIANA, LLC (a Texas limited liability company) 446 North Boulevard Baton Rouge, LA 70802 Telephone (225) 381-5868 75-3206126

1-10764	ENTERGY ARKANSAS, INC. (an Arkansas corporation) 425 West Capitol Avenue Little Rock, Arkansas 72201 Telephone (501) 377-4000 71-0005900	1-31508	ENTERGY MISSISSIPPI, INC. (a Mississippi corporation) 308 East Pearl Street Jackson, Mississippi 39201 Telephone (601) 368-5000 64-0205830

1-27031	ENTERGY GULF STATES, INC. (a Texas corporation) 350 Pine Street Beaumont, Texas 77701 Telephone (409) 838-6631 74-0662730	0-5807	ENTERGY NEW ORLEANS, INC. (a Louisiana corporation) 1600 Perdido Street, Building 529 New Orleans, Louisiana 70112 Telephone (504) 670-3620 72-0273040

1-8474	ENTERGY LOUISIANA HOLDINGS, INC. (a Texas corporation) 10055 Grogans Mill Road Parkwood II Building Suite 500 The Woodlands, Texas 77380 Telephone (281) 297-3647 72-0245590	1-9067	SYSTEM ENERGY RESOURCES, INC. (an Arkansas corporation) Echelon One 1340 Echelon Parkway Jackson, Mississippi 39213 Telephone (601) 368-5000 72-0752777

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
	Large accelerated filer	Accelerated filer	Non-accelerated filer
Entergy Corporation	Ö
Entergy Arkansas, Inc.			Ö
Entergy Gulf States, Inc.			Ö
Entergy Louisiana Holdings, Inc.			Ö
Entergy Louisiana, LLC			Ö
Entergy Mississippi, Inc.			Ö
Entergy New Orleans, Inc.			Ö
System Energy Resources, Inc.			Ö

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).
Yes	No	X

Common Stock Outstanding		Outstanding at April 28, 2006
Entergy Corporation	($0.01 par value)	207,940,770

Entergy Corporation, Entergy Arkansas, Inc., Entergy Gulf States, Inc., Entergy Louisiana Holdings, Inc., Entergy Louisiana, LLC, Entergy Mississippi, Inc., Entergy New Orleans, Inc., and System Energy Resources, Inc. separately file this combined Quarterly Report on Form 10-Q. Information contained herein relating to any individual company is filed by such company on its own behalf. Each company reports herein only as to itself and makes no other representations whatsoever as to any other company. This combined Quarterly Report on Form 10-Q supplements and updates the Annual Report on Form 10-K for the calendar year ended December 31, 2005, filed by the individual registrants with the SEC, and should be read in conjunction therewith.

ENTERGY CORPORATION AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
March 31, 2006

ENTERGY CORPORATION AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
March 31, 2006

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

Forward-looking statements involve a number of risks and uncertainties, and there are factors that could cause actual results to differ materially from those expressed or implied in the statements. Some of those factors (in addition to the risk factors in the Form 10-K as well as others described elsewhere in this report and in subsequent securities filings) include:

  resolution of pending and future rate cases and negotiations, including various performance-based rate discussions and implementation of new Texas legislation, and other regulatory proceedings, including those related to Entergy's System Agreement and Entergy's utility supply plan
  Entergy's ability to manage its operation and maintenance costs the performance of Entergy's generating plants, and particularly the capacity factors at its nuclear generating facilities prices for power generated by Entergy's unregulated generating facilities, the ability to hedge, sell power forward or otherwise reduce the market price risk associated with those facilities, including the Non-Utility Nuclear plants, the ability to meet credit support requirements, and the prices and availability of power and fuel Entergy must purchase for its utility customers and operations
  Entergy's ability to develop and execute on a point of view regarding prices of electricity, natural gas, and other energy-related commodities changes in the financial markets, particularly those affecting the availability of capital and Entergy's ability to refinance existing debt, execute its share repurchase program, and fund investments and acquisitions actions of rating agencies, including changes in the ratings of debt and preferred stock, changes in general corporate ratings, and changes in the rating agencies' ratings criteria changes in inflation, interest rates, and foreign currency exchange rates
  Entergy's ability to purchase and sell assets at attractive prices and on other attractive terms volatility and changes in markets for electricity, natural gas, uranium, and other energy-related commodities changes in utility regulation, including the beginning or end of retail and wholesale competition, the ability to recover net utility assets and other potential stranded costs, the establishment of a regional transmission organization that includes Entergy's utility service territory, and the application of market power criteria by the FERC changes in regulation of nuclear generating facilities and nuclear materials and fuel, including possible shutdown of nuclear generating facilities, particularly those in the northeastern United States uncertainty regarding the establishment of interim or permanent sites for spent nuclear fuel storage and disposal resolution of pending or future applications for license extensions or modifications of nuclear generating facilities changes in law resulting from the new federal energy legislation, including the effects of PUHCA repeal changes in environmental, tax, and other laws, including requirements for reduced emissions of sulfur, nitrogen, carbon, mercury, and other substances the economic climate, and particularly growth in Entergy's service territory variations in weather and the occurrence of hurricanes and other storms and disasters, including uncertainties associated with efforts to remediate the effects of Hurricanes Katrina and Rita and recovery of costs associated with restoration including Entergy's ability to obtain financial assistance from governmental authorities in connection with these storms the outcome of the Chapter 11 bankruptcy proceeding of Entergy New Orleans, and the impact of this proceeding on other Entergy companies the potential effects of threatened or actual terrorism and war the effects of Entergy's strategies to reduce tax payments the effects of litigation and government investigations
  changes in accounting standards, corporate governance, and securities law requirements
  Entergy's ability to attract and retain talented management and directors

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

FSP	FASB Staff Position
Grand Gulf	Unit No. 1 of Grand Gulf Steam Electric Generating Station (nuclear), 90% owned or leased by System Energy
GWh	Gigawatt-hour(s), which equals one million kilowatt-hours
Independence	Independence Steam Electric Station (coal), owned 16% by Entergy Arkansas, 25% by Entergy Mississippi, and 7% by Entergy Power
IRS	Internal Revenue Service
ISO	Independent System Operator
kV	Kilovolt
kW	Kilowatt
kWh	Kilowatt-hour(s)
LDEQ	Louisiana Department of Environmental Quality
LPSC	Louisiana Public Service Commission
Mcf	One thousand cubic feet of gas
MMBtu	One million British Thermal Units

DEFINITIONS (Continued)

Abbreviation or Acronym	Term

MPSC	Mississippi Public Service Commission
MW	Megawatt(s), which equals one thousand kilowatt(s)
MWh	Megawatt-hour(s)
Nelson Unit 6	Unit No. 6 (coal) of the Nelson Steam Electric Generating Station, owned 70% by Entergy Gulf States
Net debt ratio	Gross debt less cash and cash equivalents divided by total capitalization less cash and cash equivalents
Net MW in operation	Installed capacity owned or operated
Net revenue	Operating revenue net of fuel, fuel-related, and purchased power expenses; and other regulatory credits
Non-Utility Nuclear	Entergy's business segment that owns and operates five nuclear power plants and sells electric power produced by those plants primarily to wholesale customers
NRC	Nuclear Regulatory Commission
NYPA	New York Power Authority
OASIS	Open Access Same Time Information Systems
PPA	Purchased power agreement
production cost	Cost in $/MMBtu associated with delivering gas, excluding the cost of the gas
PRP	Potentially responsible party (a person or entity that may be responsible for remediation of environmental contamination)
PUCT	Public Utility Commission of Texas
PUHCA 1935	Public Utility Holding Company Act of 1935, as amended
PUHCA 2005	Public Utility Holding Company Act of 2005, which repealed PUHCA 1935, among other things
PURPA	Public Utility Regulatory Policies Act of 1978
Ritchie Unit 2	Unit 2 of the R.E. Ritchie Steam Electric Generating Station (gas/oil)
River Bend	River Bend Steam Electric Generating Station (nuclear), owned by Entergy Gulf States
SEC	Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards as promulgated by the FASB
SMEPA	South Mississippi Electric Power Agency, which owns a 10% interest in Grand Gulf
spark spread	Dollar difference between electricity prices per unit and natural gas prices after assuming a conversion ratio for the number of natural gas units necessary to generate one unit of electricity
System Agreement	Agreement, effective January 1, 1983, as modified, among the domestic utility companies relating to the sharing of generating capacity and other power resources
System Energy	System Energy Resources, Inc.
System Fuels	System Fuels, Inc.
TWh	Terawatt-hour(s), which equals one billion kilowatt-hours
unit-contingent

Transaction under which power is supplied from a specific generation asset; if the specified generation asset is unavailable as a result of forced or planned outage or unanticipated event or circumstance, the seller is not liable to the buyer for any damages resulting from the seller's failure to deliver power

DEFINITIONS (Concluded)

Abbreviation or Acronym	Term

unit-contingent with availability guarantees

Transaction under which power is supplied from a specific generation asset; if the specified generation asset is unavailable as a result of forced or planned outage or unanticipated event or circumstance, the seller is not liable to the buyer for any damages resulting from the seller's failure to deliver power unless the actual availability over a specified period of time is below an availability threshold specified in the contract

Unit Power Sales Agreement

Agreement, dated as of June 10, 1982, as amended and approved by FERC, among Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy, relating to the sale of capacity and energy from System Energy's share of Grand Gulf

Utility	Entergy's business segment that generates, transmits, distributes, and sells electric power, with a small amount of natural gas distribution
Waterford 3	Unit No. 3 (nuclear) of the Waterford Steam Electric Generating Station, 100% owned or leased by Entergy Louisiana
weather-adjusted usage	Electric usage excluding the estimated effects of deviations from normal weather
White Bluff	White Bluff Steam Electric Generating Station, 57% owned by Entergy Arkansas

ENTERGY CORPORATION AND SUBSIDIARIES

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Entergy operates primarily through two business segments: Utility and Non-Utility Nuclear.

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

In addition to its two primary, reportable, operating segments, Entergy also operates the Energy Commodity Services segment and the Competitive Retail Services business. Energy Commodity Services includes Entergy-Koch, LP and Entergy's non-nuclear wholesale assets business. Entergy-Koch sold its businesses in the fourth quarter of 2004 and is no longer an operating entity. In April 2006, Entergy sold the retail electric portion of the Competitive Retail Services business operating in the ERCOT region of Texas, and now reports this portion of the business as a discontinued operation. Entergy reports Energy Commodity Services and Competitive Retail Services as part of All Other in its segment disclosures.

Hurricane Katrina and Hurricane Rita

See the Form 10-K for a discussion of the effects of Hurricanes Katrina and Rita, which in August and September 2005 caused catastrophic damage to portions of the Utility's service territory in Louisiana, Mississippi, and Texas, including the effect of extensive flooding that resulted from levee breaks in and around the greater New Orleans area. Following are updates to the discussion in the Form 10-K.

As discussed in the Form 10-K, in December 2005 a federal hurricane aid package became law that includes funding for Community Development Block Grants (CDBG) that allows state and local leaders to fund individual recovery priorities. The law permits funding for infrastructure restoration. It is uncertain how much funding, if any, will be designated for utility reconstruction and the timing of such decisions is also uncertain. The U.S. Department of Housing and Urban Development has allocated approximately $6.2 billion for Louisiana, $5.1 billion for Mississippi, and $74 million for Texas, and the states, in turn, will administer the grants. Entergy is currently preparing applications to seek CDBG funding. In March 2006, Entergy New Orleans, Entergy Louisiana, and Entergy Gulf States-Louisiana provided justification statements to state and local officials. The statements, which will be reviewed by the Louisiana Recovery Authority, include the estimated costs of Hurricanes Katrina and Rita damage, as well as for Entergy New Orleans a lost customer base component intended to help offset the need for storm-related rate increases. The statements include justification for requests for CDBG funding of $718 million by Entergy New Orleans, $472 million by Entergy Louisiana, and $164 million by Entergy Gulf States-Louisiana.

As discussed more fully in the Form 10-K, Entergy estimates that its net insurance recoveries for the losses caused by Hurricanes Katrina and Rita will be approximately $382 million. Entergy has received $15 million thus far on its insurance claim, as it continues working towards payment of its covered losses.

See State and Local Rate Regulation below for an update on activity at Entergy Mississippi directed towards recovery of its storm restoration costs.

Entergy New Orleans Bankruptcy

See the Form 10-K for a discussion of the Entergy New Orleans bankruptcy proceeding. Following is an update to the discussion in the Form 10-K. In April 2006, the bankruptcy judge extended the exclusivity period for filing a final plan of reorganization by Entergy New Orleans to August 21, 2006, with solicitation of acceptances of the plan scheduled to be complete by October 18, 2006. In addition, the bankruptcy judge had set a date of April 19, 2006 by which creditors with prepetition claims against Entergy New Orleans must, with certain exceptions, file their proofs of claim in the bankruptcy case. Almost 500 claims have been filed thus far in Entergy New Orleans' bankruptcy proceeding, and Entergy New Orleans is currently analyzing the accuracy and validity of the claims filed.

Entergy New Orleans has 77,798 shares of $100 par value, 4.75% series preferred stock (4.75% Preferred) issued and outstanding.  If dividends with respect to the 4.75% Preferred are not paid by July 1, 2006, the holders of these shares will have the right to elect a majority of the Entergy New Orleans board of directors.  If the 4.75% Preferred obtain more than 20% of the voting power to vote for the Entergy New Orleans board of directors, Entergy New Orleans will no longer be a member of the Entergy Consolidated Tax Return Group.  If Entergy New Orleans is not a member of the Entergy Consolidated Tax Return Group, Entergy New Orleans is not entitled to benefits under the Entergy Income Tax Allocation Agreement. Entergy New Orleans filed a motion in the bankruptcy court seeking authority to recommence paying dividends to the holders of the 4.75% preferred shares, or asking for other alternative relief. After a hearing on the motion on May 3, 2006, the court granted Entergy New Orleans the authority to declare and pay dividends to the holders of the 4.75% preferred shares, beginning with the dividend due on July 1, 2006. The bankruptcy court also established a procedure to continue to review the matter each quarter thereafter.

As discussed in the Form 10-K, as a result of the Entergy New Orleans bankruptcy proceeding, Entergy deconsolidated Entergy New Orleans retroactive to January 1, 2005. Because Entergy owns all of the common stock of Entergy New Orleans, this change will not affect the amount of net income Entergy records resulting from Entergy New Orleans' operations for any current or prior period, but will result in Entergy New Orleans' net income or loss being presented as "Equity in earnings (loss) of unconsolidated equity affiliates" rather than its results being included in each individual income statement line item, as is the case for periods prior to 2005.

Results of Operations

Following are income statement variances for Utility, Non-Utility Nuclear, Parent & Other, and Entergy comparing the first quarter 2006 to the first quarter 2005 showing how much the line item increased or (decreased) in comparison to the prior period:
	Utility	Non-Utility Nuclear	Parent & Other	Entergy

2005 Consolidated Net Income	$96,027	$77,966	$4,386	$178,379

Net revenue (operating revenue less fuel expense, purchased power, and other regulatory credits)	65,472	37,190	10,253	112,915
Other operation and maintenance expenses	13,106	7,799	4,887	25,792
Taxes other than income taxes	6,807	4,819	1,096	12,722
Depreciation	(9,888)	219	(464)	(10,133)
Other income	12,754	(19,719)	(8,819)	(15,784)
Interest charges	4,895	(492)	12,819	17,222
Other expenses and discontinued operations	950	(186)	889	1,653
Income taxes	31,448	1,748	(6,608)	26,588

2006 Consolidated Net Income	$126,935	$81,530	($6,799)	$201,666

Refer to "ENTERGY CORPORATION AND SUBSIDIARIES - SELECTED OPERATING RESULTS" for further information with respect to operating statistics.

Net Revenue

Utility

Following is an analysis of the change in net revenue, which is Entergy's measure of gross margin, comparing the first quarter of 2006 to the first quarter of 2005.
Amount
(In Millions)

2005 net revenue	$858.8
Base revenues/Attala cost deferral	21.9
Net wholesale revenue	13.0
Fuel recovery	11.9
Rate refund provisions	4.3
Volume/weather	(8.8)
Other	23.1
2006 net revenue	$924.2

The base revenues and Attala cost deferral variance resulted primarily from increases at Entergy Gulf States due to formula rate plan increases and the inclusion of Perryville-related revenues in the Louisiana jurisdiction and due to the incremental purchased capacity recovery rider that began in December 2005 in the Texas jurisdiction and the transition to competition rider that began in March 2006 in the Texas jurisdiction. In addition, Entergy Mississippi deferred under-recovered Attala power plant costs that will be recovered through the power management rider during the second quarter of 2006. The net income effect of this cost deferral is partially offset in other operation and maintenance expenses, depreciation expense, and taxes other than income taxes.

The net wholesale revenue variance resulted from higher volume and higher margins on wholesale contracts.

The fuel recovery variance resulted primarily from adjustments of fuel clause recoveries in Entergy Gulf States' Louisiana jurisdiction, partially offset by the Entergy Arkansas energy cost recovery true-up made in the first quarter of 2005.

The rate refund provisions variance resulted primarily from a provision recorded at Entergy Louisiana in the first quarter of 2005 as a result of a settlement with the LPSC staff.

The volume/weather variance resulted primarily from milder weather in the first quarter of 2006 compared to the first quarter of 2005. Billed usage decreased by 208 GWh in the residential sector. The decrease was partially offset by increased usage during the unbilled period.

Non-Utility Nuclear

Net revenue increased for Non-Utility Nuclear primarily due to higher pricing in its contracts to sell power. Also contributing to the increase in revenues was increased generation in 2006 due to fewer refueling outages in 2006 and power uprates at certain plants completed in 2005 and 2006. Following are key performance measures for Non-Utility Nuclear for the first quarters of 2006 and 2005:

	2006	2005

Net MW in operation at March 31	4,135	4,058
Average realized price per MWh	$44.39	$41.56
Generation in GWh for the quarter	8,742	8,267
Capacity factor for the quarter	97.1%	93.2%

Other Operation and Maintenance Expenses

Utility

Other operation and maintenance expenses increased from $346 million for the first quarter of 2005 to $359 million for the first quarter of 2006 primarily due to:

  an increase of $5.2 million in storm reserves;
  an increase of $4.2 million in nuclear expenses for contract and labor costs associated with an unplanned outage and timing issues; and
  a credit against bad debt expense of $4.1 million at Entergy Arkansas in the first quarter of 2005 in accordance with a settlement agreement with the APSC.

Non-Utility Nuclear

Other operation and maintenance expenses increased from $142 million for the first quarter of 2005 to $150 million for the first quarter of 2006 primarily due to the absence of refueling outages in the current period. As discussed in Note 1 to the consolidated financial statements in the Form 10-K, nuclear refueling outage costs are deferred during the outage and amortized over the period to the next outage.

Other Income

Utility

Other income increased from $31 million for the first quarter of 2005 to $43 million for the first quarter of 2006 primarily due to an increase in interest and dividend income due to both increased interest income recorded on the deferred fuel balance and additional proceeds received from the radwaste settlement discussed in "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends - Central States Compact Claim" in the Form 10-K.

Non-Utility Nuclear

Other income decreased primarily due to miscellaneous income of $26 million in 2005 resulting from a reduction in the decommissioning liability for a plant in conjunction with a new decommissioning cost study. The decrease was partially offset by an increase of $3.6 million in interest income.

Interest Charges

Interest charges increased for Parent & Other Business Segments primarily due to additional borrowing to fund the significant storm restoration costs associated with Hurricane Katrina and Hurricane Rita.

Income Taxes

The effective income tax rates for the first quarters of 2006 and 2005 were 36.8% and 33.9%, respectively.

Liquidity and Capital Resources

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy's capital structure, capital expenditure plans and other uses of capital, and sources of capital. Following are updates to that discussion.

Debtor-in-Possession Credit Agreement

See the Form 10-K for a discussion of the Entergy New Orleans debtor-in-possession (DIP) credit facility between Entergy New Orleans as borrower and Entergy Corporation as lender. Following is an update to that discussion.

As discussed in the Form 10-K, the bankruptcy court issued its order in December 2005 giving final approval for the $200 million DIP credit facility, and the indenture trustee for Entergy New Orleans' first mortgage bonds appealed the order. On March 29, 2006 the bankruptcy court approved a settlement among Entergy New Orleans, Entergy Corporation, and the indenture trustee, and the indenture trustee dismissed its appeal. As of March 31, 2006, Entergy New Orleans had $80 million of outstanding borrowings under the DIP credit facility. Since March 31, 2006, Entergy New Orleans repaid a portion of the borrowings outstanding on the DIP credit facility, primarily using its portion of the income tax refund that resulted from application of the Gulf Opportunity Zone Act, which is discussed below in "Operating Activities." As of May 9, 2006, $15 million in borrowings are outstanding on the DIP credit facility.

Capital Structure

Entergy's capitalization is balanced between equity and debt, as shown in the following table.

	March 31, 2006	December 31, 2005

Net debt to net capital	50.0%	51.5%
Effect of subtracting cash from debt	2.1%	1.6%
Debt to capital	52.1%	53.1%

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

As discussed in the Form 10-K, Entergy Corporation has in place two separate revolving credit facilities, a five-year credit facility and a three-year credit facility. The five-year credit facility expires in May 2010 and the three-year facility expires in December 2008. Entergy can issue letters of credit against the total borrowing capacity of both credit facilities. Following is a summary of the borrowings outstanding and capacity available under these facilities as of March 31, 2006:
Facility	Capacity	Borrowings	Letters of Credit	Capacity Available
	(In Millions)

5-Year Facility	$2,000	$805	$111	$1,084
3-Year Facility	$1,500	$-	$-	$1,500

Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and Entergy Mississippi, each have credit facilities available as of March 31, 2006 as follows:
Company	Expiration Date	Amount of Facility	Amount Drawn as of March 31, 2006

Entergy Arkansas	April 2006	$85 million (a)	-
Entergy Gulf States	February 2011	$25 million (b)	-
Entergy Louisiana	April 2006	$85 million (a)	-
Entergy Mississippi	May 2006	$25 million (c)	-

(a)

The combined amount borrowed by Entergy Arkansas and Entergy Louisiana under these facilities at any one time cannot exceed $85 million. Entergy Louisiana granted a security interest in its receivables to secure its $85 million facility.

(b)	The credit facility allows Entergy Gulf States to issue letters of credit against the borrowing capacity of the facility. As of March 31, 2006, $1.4 million in letters of credit had been issued.
(c)	Borrowings under the Entergy Mississippi facility may be secured by a security interest in its receivables.

In April 2006, Entergy Arkansas renewed its $85 million credit facility through April 2007. Entergy Louisiana has not renewed its $85 million credit facility at this time. Entergy Arkansas' renewed facility is no longer subject to the combined borrowing limit of $85 million. Prior to expiration, it is expected that Entergy Mississippi will renew its credit facility.

In addition, Entergy Louisiana and Entergy New Orleans, which is currently in bankruptcy and is no longer consolidated in Entergy's financial statements, currently have 364-day credit facilities, expiring in May 2006, in the amount of $15 million. The combined amount borrowed by Entergy Louisiana and Entergy New Orleans under these facilities cannot exceed $15 million at any one time. Because Entergy New Orleans' facility is fully drawn, no capacity is available on Entergy Louisiana's facility. Entergy Louisiana does not intend to renew its facility when it expires.

See Note 4 to the consolidated financial statements for additional discussion of Entergy's credit facilities.

Capital Expenditure Plans and Other Uses of Capital

See the table in the Form 10-K under "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources - Capital Expenditure Plans and Other Uses of Capital," which sets forth the amounts of planned construction and other capital investments by operating segment for 2006 through 2008.

Cash Flow Activity

As shown in Entergy's Statements of Cash Flows, cash flows for the three months ended March 31, 2006 and 2005 were as follows:
	2006	2005
	(In Millions)

Cash and cash equivalents at beginning of period	$583	$620

Effect of deconsolidating Entergy New Orleans in 2005	-	(8)

Cash flow provided by (used in):
Operating activities	1,012	497
Investing activities	(859)	(559)
Financing activities	16	(73)
Net increase (decrease) in cash and cash equivalents	169	(135)

Cash and cash equivalents at end of period	$752	$477

Operating Activities

Entergy's cash flow provided by operating activities increased by $515 million for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 primarily due to receipt of a $344 million income tax refund, increased collection of deferred fuel costs, and increased net revenue at Non-Utility Nuclear, partially offset by storm restoration spending. Following are cash flows from operating activities by segment:

  Utility provided $483 million in cash from operating activities in 2006 compared to providing $383 million in 2005.
  Non-Utility Nuclear provided $213 million in cash from operating activities in 2006 compared to providing $131 million in 2005.
  Parent & Other provided $338 million in cash from operating activities in 2006 compared to using $12 million in 2005.

The income tax refund was received by Entergy Corporation (including $71 million attributable to Entergy New Orleans) as a result of net operating loss carry back provisions contained in the Gulf Opportunity Zone Act of 2005, as discussed in the Form 10-K. In accordance with Entergy's intercompany tax allocation agreement, $273 million of the refund was distributed to the Utility in April 2006, with most of the remainder distributed to Non-Utility Nuclear.

Investing Activities

Net cash used in investing activities increased by $300 million for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 primarily due to the following activity:

  Construction expenditures were $392 million higher in 2006 than in 2005, primarily due to an increase of $426 million in the Utility business because of storm restoration expenditures.
  The purchase of the 480 MW Attala power plant by Entergy Mississippi in January 2006.

The increase was partially offset because Entergy's investment in other temporary investments increased by $289 million during the first quarter 2005. Entergy had no activity in other temporary investments during the first quarter 2006.

Financing Activities

Financing activities provided $16 million of cash for the three months ended March 31, 2006 compared to using $73 million of cash for the three months ended March 31, 2005 primarily due to the following activity:

  Net issuances of long-term debt by the Utility segment provided $73 million in the first quarter 2006 compared to retirements of long-term debt net of issuances using $39 million in the first quarter 2005. See Note 4 to the consolidated financial statements for the details of long-term debt activity in the first quarter of 2006.
  Entergy Corporation repurchased $383 million of its common stock in the first quarter 2005.
  In the first quarter 2006, Entergy Corporation increased the net borrowings on its credit facilities by $20 million, compared to increasing the net borrowings on its credit facilities by $408 million in the first quarter 2005. See Note 4 to the consolidated financial statements for a description of the Entergy Corporation credit facilities.

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

Entergy Arkansas

In March 2006, Entergy Arkansas filed with the APSC its annual redetermination of the energy cost rate for application to the period April 2006 through March 2007. The filed energy cost rate of $0.02827 per kWh would replace the interim rate of $0.01900 per kWh that has been in place since October 2005. The interim energy cost rate is discussed in the Form 10-K, along with the investigation that the APSC commenced concerning Entergy Arkansas' interim energy cost rate. The increase in the energy cost rate is due to increases in the cost of purchased power primarily due to the natural gas cost increase and the effect that Hurricanes Katrina and Rita had on market conditions, increased demand for purchased power during the ANO 1 refueling and steam generator replacement outage in the fall of 2005, and coal plant generation curtailments during off-peak periods due to coal delivery problems.

On March 31, 2006, the APSC suspended implementation of the $0.02827 per kWh energy cost rate, and ordered that the $0.01900 per kWh interim rate remain in effect pending the APSC proceedings on the energy cost recovery filings. The APSC also extended its investigation into Entergy Arkansas' interim energy cost rate to cover the costs included in Entergy Arkansas' March 2006 filing. The extended investigation does not identify new issues in addition to the four issues listed in Form 10-K and covers the same time period. On April 7, 2006, the APSC issued a show cause order in the investigation proceeding that orders Entergy Arkansas to file a cost of service study by June 8, 2006. The order also directed Entergy Arkansas to file testimony to support the cost of service study, to support the $0.02827 per kWh cost rate, and to address the general topic of elimination of the energy cost recovery rider.

Entergy Arkansas has filed for rehearing of the APSC's orders, asking that the energy cost rate filed in March 2006 be implemented in May 2006 subject to refund, asserting that the APSC did not follow appropriate procedures in suspending the operation of the energy cost recovery rider, and asking the APSC to rescind its show cause order. The APSC Staff supported Entergy Arkansas' proposal that the updated cost rate be implemented subject to refund. On May 8, 2006 the APSC denied Entergy Arkansas' requests for rehearing. A procedural schedule in the energy cost recovery rider proceedings has not been set.

Entergy Gulf States-Louisiana

In March 2006, the LPSC approved an uncontested stipulated settlement in Entergy Gulf States' formula rate plan filing for the 2004 test year. The settlement includes a revenue requirement increase of $36.8 million and calls for Entergy Gulf States to apply a refund liability of $744 thousand to capacity deferrals. The refund liability pertained to the periods 2004-2005 as well as the interim period in which a $37.8 million revenue increase was in place.

Entergy Mississippi

In March 2006, Entergy Mississippi made its annual scheduled formula rate plan filing with the MPSC.  The filing was amended by an April 2006 filing.  The amended filing shows that an increase of $3.1 million in electric revenues is warranted.  The MPSC Public Utilities Staff indicated in April 2006 that it is still reviewing the filing.  Provisions in the formula rate plan afford more time for Staff review, and it is anticipated that the review will be complete during the second quarter 2006.  A formula rate plan rate adjustment, if any, could be implemented as soon as July 2006.

As discussed in the Form 10-K, in December 2005, Entergy Mississippi filed with the MPSC a Notice of Intent to change rates by implementing a Storm Damage Rider to recover storm damage restoration costs associated with Hurricanes Katrina and Rita totaling approximately $84 million as of November 30, 2005.  In February 2006, Entergy Mississippi filed an Application for an Accounting Order seeking certification by the MPSC of Entergy Mississippi's remaining $36 million of storm restoration costs not included in the December 2005 filing. In March 2006, the Governor signed into law the Hurricane Katrina Electric Utility Customer Relief and Electric Utility System Restoration Act that establishes a mechanism by which the MPSC may authorize and certify an electric utility financing order and the state may issue general obligation bonds to pay the costs of repairing damage to the systems of investor-owned electric utilities caused by Hurricane Katrina (commonly referred to as securitization).  Because of the passage of this act and the possibility of Entergy Mississippi obtaining Community Development Block Grant (CDBG) funds for Hurricane Katrina storm restoration costs, in March 2006, the MPSC issued an order approving a Joint Stipulation between Entergy Mississippi and the Mississippi Public Utilities Staff that provided for the review of Entergy Mississippi's total storm restoration costs in the Application for an Accounting Order proceeding.  The Stipulation also set out a revised procedural schedule and states that the procedural schedule of the December 2005 Notice of Intent filing should be suspended until the MPSC issues a final order in the Application for an Accounting Order proceeding and there is resolution regarding CDBG funds and securitization.  A hearing on Entergy Mississippi's Application for an Accounting Order is set for June 7, 2006 and the procedural schedule calls for an order being issued by June 23, 2006.

Entergy New Orleans

In April 2006, the City Council agreed to delay Entergy New Orleans' 2005 formula rate plan filing to July 2006 from the originally scheduled May 1, 2006 deadline.

Federal Regulation

System Agreement Litigation

See the Form 10-K for a discussion of the System Agreement litigation proceedings at the FERC. In April 2006, Entergy filed with the FERC its compliance filing to implement the provisions of the FERC's decision. The filing amends the System Agreement to provide for the calculation of production costs, average production costs, and payments among the domestic utility companies to the extent required to maintain rough production cost equalization pursuant to the FERC's decision, and makes clear that all payments/receipts will be classified as energy costs. The payments would be based on calendar year 2006 production costs, with any payments between the domestic utility companies to be made in twelve equal monthly installments, commencing in June 2007.

Independent Coordinator of Transmission (ICT)

In April 2006 the FERC issued an order approving with modification Entergy's ICT proposal filed in May 2005. In its order, the FERC: (1) approved the establishment of the ICT, with modifications; (2) approved Entergy's proposed pricing policy, with modifications; (3) approved the implementation of a weekly procurement process (WPP); and (4) ordered Entergy to submit a compliance filing and an executed contract with the Southwest Power Pool, the approved ICT, within 60 days of the order. Requests for rehearing of the FERC order are due May 24, 2006.

The proposed modifications include, among other things: (1) Entergy must file with the FERC the criteria used to grant and deny transmission service, including calculating available flowgate capacity; (2) the FERC extended the initial term of the ICT from two years to four years; and Entergy is precluded from terminating the ICT prior to the end of the four year period; (3) the establishment of a transmission users group that will provide input directly to the ICT on the effectiveness of the ICT Proposal and also will propose to the FERC an appropriate means by which they could be given access to inputs in the process and models under the direction of the ICT; (4) With regard to any dispute between the ICT and Entergy concerning transmission service requests, transmission planning, and interconnection requests, the ICT's position will prevail during the pendency of the dispute resolution; (5) The WPP must be operational within approximately 14 months of the FERC order or the FERC may reevaluate all approvals to proceed with the ICT.

Market and Credit Risks

Commodity Price Risk

Power Generation

As discussed more fully in the Form 10-K, the sale of electricity from the power generation plants owned by Entergy's Non-Utility Nuclear business and Energy Commodity Services business, unless otherwise contracted, is subject to the fluctuation of market power prices. Following is an updated summary of the amount of the Non-Utility Nuclear business' output that is sold forward as of March 31, 2006 under physical or financial contracts (2006 represents the remaining three quarters of the year):

	2006	2007	2008	2009	2010
Non-Utility Nuclear:
Percent of planned generation sold forward:
Unit-contingent	34%	32%	27%	21%	12%
Unit-contingent with guarantee of availability	53%	47%	32%	13%	5%
Firm liquidated damages	4%	2%	0%	0%	0%
Total	91%	81%	59%	34%	17%
Planned generation (TWh)	26	34	34	35	34
Average contracted price per MWh	$41	$45	$50	$56	$46

A sale of power on a unit contingent basis coupled with a guarantee of availability provides for the payment to the power purchaser of contract damages, if incurred, in the event the seller fails to deliver power as a result of the failure of the specified generation unit to generate power at or above a specified availability threshold. All of Entergy's outstanding guarantees of availability provide for dollar limits on Entergy's maximum liability under such guarantees. The Vermont Yankee acquisition included a 10-year PPA under which the former owners will buy the power produced by the plant through the expiration in 2012 of the current operating license for the plant. The PPA includes an adjustment clause under which the prices specified in the PPA will be adjusted downward monthly if power market prices drop below PPA prices.

See the Form 10-K for a discussion of Non-Utility Nuclear's value sharing agreements with NYPA involving energy sales from the Fitzpatrick and Indian Point 3 power plants.

Some of the agreements to sell the power produced by Entergy's Non-Utility Nuclear power plants contain provisions that require an Entergy subsidiary to provide collateral to secure its obligations under the agreements. The Entergy subsidiary will be required to provide collateral based upon the difference between the current market and contracted power prices in the regions where Non-Utility Nuclear sells power. The primary form of collateral to satisfy these requirements would be an Entergy Corporation guaranty.  Cash and letters of credit are also acceptable forms of collateral.  At March 31, 2006, based on power prices at that time, Entergy had in place as collateral $1,527 million of Entergy Corporation guarantees for wholesale transactions, $108 million of which support letters of credit. The assurance requirement associated with Non-Utility Nuclear is estimated to increase by an amount up to $400 million if gas prices increase $1 per MMBtu in both the short- and long-term markets. In the event of a decrease in Entergy Corporation's credit rating to below investment grade, Entergy will be required to replace Entergy Corporation guarantees with cash or letters of credit under some of the agreements.

In addition to selling the power produced by its plants, the Non-Utility Nuclear business sells installed capacity to load-serving distribution companies in order for those companies to meet requirements placed on them by the ISO in their area. Following is a summary of the amount of the Non-Utility Nuclear business' installed capacity that is currently sold forward, and the blended amount of the Non-Utility Nuclear business' planned generation output and installed capacity that is currently sold forward as of March 31, 2006 (2006 represents the remaining three quarters of the year):

	2006	2007	2008	2009	2010
Non-Utility Nuclear:
Percent of capacity sold forward:
Bundled capacity and energy contracts	12%	12%	12%	12%	12%
Capacity contracts	77%	48%	36%	24%	3%
Total	89%	60%	48%	36%	15%
Planned net MW in operation	4,200	4,200	4,200	4,200	4,200
Average capacity contract price per kW per month	$1.1	$1.1	$1.1	$1.0	$0.9
Blended Capacity and Energy (based on revenues)
% of planned generation and capacity sold forward	85%	72%	50%	29%	12%
Average contract revenue per MWh	$42	$46	$51	$57	$46

Following is a summary of the amount of Energy Commodity Services' output and installed capacity that is sold forward under physical or financial contracts at fixed prices as of March 31, 2006 (2006 represents the remaining three quarters of the year):
	2006	2007	2008	2009	2010
Energy Commodity Services:
Capacity
Planned MW in operation	1,578	1,578	1,578	1,578	1,578
% of capacity sold forward	30%	29%	29%	19%	17%
Energy
Planned generation (TWh)	3	4	4	4	4
% of planned generation sold forward	40%	38%	40%	33%	35%
Blended Capacity and Energy (based on revenues)
% of planned energy and capacity sold forward	21%	21%	23%	15%	16%
Average contract revenue per MWh	$25	$28	$28	$21	$20

Critical Accounting Estimates

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy's accounting for nuclear decommissioning costs, unbilled revenue, impairment of long-lived assets, qualified pension and other postretirement benefits, and other contingencies. Following is an update to that discussion.

Unbilled Revenue

Effective January 1, 2006, Entergy Louisiana and the Louisiana portion of Entergy Gulf States reclassified the fuel component of unbilled accounts receivable to deferred fuel and will no longer include the fuel component in their unbilled revenue calculations, which is in accordance with regulatory treatment.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended March 31, 2006 and 2005
(Unaudited)
	2006	2005
	(In Thousands, Except Share Data)

OPERATING REVENUES
Domestic electric	$2,092,933	$1,702,017
Natural gas	37,415	26,855
Competitive businesses	437,683	381,310
TOTAL	2,568,031	2,110,182

OPERATING EXPENSES
Operating and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	840,171	498,986
Purchased power	461,370	431,623
Nuclear refueling outage expenses	41,993	39,811
Other operation and maintenance	529,430	503,639
Decommissioning	35,596	36,998
Taxes other than income taxes	103,338	90,616
Depreciation and amortization	205,388	215,521
Other regulatory credits - net	(44,018)	(18,020)
TOTAL	2,173,268	1,799,174

OPERATING INCOME	394,763	311,008

OTHER INCOME
Allowance for equity funds used during construction	15,459	12,602
Interest and dividend income	43,831	30,618
Equity in earnings of unconsolidated equity affiliates	3,586	3,302
Miscellaneous - net	(6,207)	25,931
TOTAL	56,669	72,453

INTEREST AND OTHER CHARGES
Interest on long-term debt	120,481	107,266
Other interest - net	17,261	11,485
Allowance for borrowed funds used during construction	(9,045)	(7,277)
TOTAL	128,697	111,474

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	322,735	271,987

Income taxes	118,830	92,242

INCOME FROM CONTINUING OPERATIONS	203,905	179,745

LOSS FROM DISCONTINUED OPERATIONS (net of income tax
benefit of ($1,204) and ($732) , respectively)	(2,239)	(1,366)

CONSOLIDATED NET INCOME	201,666	178,379

Preferred dividend requirements and other	8,038	6,383

EARNINGS APPLICABLE TO
COMMON STOCK	$193,628	$171,996

Basic earnings (loss) per average common share:
Continuing operations	$0.94	$0.81
Discontinued operations	($0.01)	($0.01)
Basic earnings per average common share	$0.93	$0.80
Diluted earnings (loss) per average common share:
Continuing operations	$0.93	$0.80
Discontinued operations	($0.01)	($0.01)
Diluted earnings per average common share	$0.92	$0.79
Dividends declared per common share	$0.54	$0.54

Basic average number of common shares outstanding	207,732,341	214,128,023
Diluted average number of common shares outstanding	211,374,512	218,633,202

See Notes to Consolidated Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2006 and 2005
(Unaudited)
	2006	2005
	(In Thousands)

OPERATING ACTIVITIES
Consolidated net income	$201,666	$178,379
Adjustments to reconcile consolidated net income to net cash flow provided by operating activities:
Reserve for regulatory adjustments	42,162	16,498
Other regulatory credits - net	(44,018)	(18,020)
Depreciation, amortization, and decommissioning	241,807	253,089
Deferred income taxes and investment tax credits	(52,261)	23,878
Equity in earnings of unconsolidated equity affiliates - net of dividends	(1,412)	(2,702)
Changes in working capital:
Receivables	328,019	134,939
Fuel inventory	(28,607)	(3,273)
Accounts payable	(256,420)	(165,269)
Taxes accrued	459,003	23,070
Interest accrued	(16,861)	(9,804)
Deferred fuel	199,619	69,825
Other working capital accounts	140,795	(96,149)
Provision for estimated losses and reserves	15,029	11,116
Changes in other regulatory assets	(75,674)	11,995
Other	(140,332)	69,193
Net cash flow provided by operating activities	1,012,515	496,765

INVESTING ACTIVITIES
Construction/capital expenditures	(664,178)	(271,829)
Allowance for equity funds used during construction	15,459	12,602
Nuclear fuel purchases	(91,027)	(103,606)
Proceeds from sale/leaseback of nuclear fuel	8,827	82,658
Payment for purchase of plant	(88,199)	-
Investment in nonutility properties	-	(1,476)
Decrease in other investments	12,340	37,280
Purchases of other temporary investments	-	(1,437,725)
Liquidation of other temporary investments	-	1,148,725
Proceeds from nuclear decommissioning trust fund sales	283,874	227,290
Investment in nuclear decommissioning trust funds	(312,417)	(252,371)
Other regulatory investments	(23,448)	-
Net cash flow used in investing activities	(858,769)	(558,452)

See Notes to Consolidated Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2006 and 2005
(Unaudited)
	2006	2005
	(In Thousands)

FINANCING ACTIVITIES
Proceeds from the issuance of:
Long-term debt	748,584	705,551
Preferred stock	73,354	-
Common stock and treasury stock	11,805	64,280
Retirement of long-term debt	(655,649)	(336,314)
Repurchase of common stock	-	(382,593)
Redemption of preferred stock	(2,250)	(2,250)
Changes in credit line borrowings - net	(40,000)	(75)
Dividends paid:
Common stock	(112,190)	(115,504)
Preferred stock	(7,661)	(6,409)
Net cash flow provided by (used in) financing activities	15,993	(73,314)

Effect of exchange rates on cash and cash equivalents	(173)	44

Net increase (decrease) in cash and cash equivalents	169,566	(134,957)

Cash and cash equivalents at beginning of period	582,820	619,786

Effect of the deconsolidation of Entergy New Orleans on cash and cash equivalents	-	(7,954)

Cash and cash equivalents at end of period	$752,386	$476,875

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$146,429	$122,258
Income taxes	($345,366)	$10,011

See Notes to Consolidated Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
March 31, 2006 and December 31, 2005
(Unaudited)
	2006	2005
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$150,640	$221,773
Temporary cash investments - at cost,
which approximates market	601,746	361,047
Total cash and cash equivalents	752,386	582,820
Note receivable - Entergy New Orleans DIP loan	80,000	90,000
Notes receivable	3,102	3,227
Accounts receivable:
Customer	597,140	732,455
Allowance for doubtful accounts	(29,270)	(30,805)
Other	359,024	356,414
Accrued unbilled revenues	233,907	477,570
Total receivables	1,160,801	1,535,634
Deferred fuel costs	268,270	543,927
Fuel inventory - at average cost	234,802	206,195
Materials and supplies - at average cost	564,253	610,932
Deferred nuclear refueling outage costs	127,244	157,764
Prepayments and other	93,246	325,795
TOTAL	3,284,104	4,056,294

OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity	295,872	296,784
Decommissioning trust funds	2,658,192	2,606,765
Non-utility property - at cost (less accumulated depreciation)	235,323	228,833
Other	83,716	81,535
TOTAL	3,273,103	3,213,917

PROPERTY, PLANT AND EQUIPMENT
Electric	29,899,453	29,161,027
Property under capital lease	726,597	727,565
Natural gas	86,051	86,794
Construction work in progress	1,090,723	1,524,085
Nuclear fuel under capital lease	257,467	271,615
Nuclear fuel	424,824	436,646
TOTAL PROPERTY, PLANT AND EQUIPMENT	32,485,115	32,207,732
Less - accumulated depreciation and amortization	13,174,882	13,010,687
PROPERTY, PLANT AND EQUIPMENT - NET	19,310,233	19,197,045

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
SFAS 109 regulatory asset - net	709,514	735,221
Other regulatory assets	2,273,111	2,133,724
Deferred fuel costs	210,149	120,489
Long-term receivables	24,265	25,572
Goodwill	377,172	377,172
Other	1,054,395	991,835
TOTAL	4,648,606	4,384,013

TOTAL ASSETS	$30,516,046	$30,851,269

See Notes to Consolidated Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY
March 31, 2006 and December 31, 2005
(Unaudited)
	2006	2005
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$103,863	$103,517
Notes payable	41	40,041
Accounts payable	965,229	1,655,787
Customer deposits	230,092	222,206
Taxes accrued	224,126	188,159
Accumulated deferred income taxes	95,644	143,409
Nuclear refueling outage costs	19,101	15,548
Interest accrued	137,994	154,855
Obligations under capital leases	138,488	130,882
Other	347,776	473,510
TOTAL	2,262,354	3,127,914

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	5,551,039	5,279,228
Accumulated deferred investment tax credits	372,084	376,550
Obligations under capital leases	149,674	175,005
Other regulatory liabilities	432,878	408,667
Decommissioning and retirement cost liabilities	1,958,524	1,923,971
Transition to competition	79,098	79,101
Regulatory reserves	17,245	18,624
Accumulated provisions	555,472	556,028
Long-term debt	8,924,931	8,824,493
Preferred stock with sinking fund	11,700	13,950
Other	1,641,917	1,879,017
TOTAL	19,694,562	19,534,634

Commitments and Contingencies

Preferred stock without sinking fund	520,909	445,974

SHAREHOLDERS' EQUITY
Common stock, $.01 par value, authorized 500,000,000
shares; issued 248,174,087 shares in 2006 and in 2005	2,482	2,482
Paid-in capital	4,816,037	4,817,637
Retained earnings	5,509,897	5,428,407
Accumulated other comprehensive loss	(149,006)	(343,819)
Less - treasury stock, at cost (40,251,611 shares in 2006 and
40,644,602 shares in 2005)	2,141,189	2,161,960
TOTAL	8,038,221	7,742,747

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$30,516,046	$30,851,269

See Notes to Consolidated Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS, COMPREHENSIVE INCOME, AND PAID-IN CAPITAL
For the Three Months Ended March 31, 2006 and 2005
(Unaudited)

	2006		2005
	(In Thousands)
RETAINED EARNINGS
Retained Earnings - Beginning of period	$5,428,407		$4,984,302

Add - Earnings applicable to common stock	193,628	$193,628	171,996	$171,996

Deduct:
Dividends declared on common stock	112,138		115,629
Other	-		14
Total	112,138		115,643

Retained Earnings - End of period	$5,509,897		$5,040,655

ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of period
Accumulated derivative instrument fair value changes	($392,614)		($141,411)
Other accumulated comprehensive income items	48,795		47,958
Total	(343,819)		(93,453)

Net derivative instrument fair value changes
arising during the period (net of tax expense (benefit) of $120,392 and ($12,610))	191,313	191,313	(20,035)	(20,035)

Foreign currency translation (net of tax expense (benefit) of $93 and ($24))	173	173	(44)	(44)

Minimum pension liability (net of tax benefit of ($1,344))	-	-	(2,053)	(2,053)

Net unrealized investment gains (net of tax expense (benefit) of $2,315 and ($808))	3,327	3,327	(1,212)	(1,212)

Balance at end of period:
Accumulated derivative instrument fair value changes	(201,301)		(161,446)
Other accumulated comprehensive income items	52,295		44,649
Total	($149,006)		($116,797)
Comprehensive Income		$388,441		$148,652

PAID-IN CAPITAL
Paid-in Capital - Beginning of period	$4,817,637		$4,835,375

Add: Common stock issuances related to stock plans	(1,600)		(8,578)

Paid-in Capital - End of period	$4,816,037		$4,826,797

See Notes to Consolidated Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three Months Ended March 31, 2006 and 2005
(Unaudited)

			Increase/
Description	2006	2005	(Decrease)%
	(Dollars in Millions)
Utility Electric Operating Revenues:
Residential	$697	$593	$104	18
Commercial	541	428	113	26
Industrial	667	549	118	21
Governmental	40	32	8	25
Total retail	1,945	1,602	343	21
Sales for resale	175	139	36	26
Other	(27)	(39)	12	31
Total	$2,093	$1,702	$391	23

Utility Billed Electric Energy
Sales (GWh):
Residential	6,963	7,170	(207)	(3)
Commercial	5,534	5,471	63	1
Industrial	9,053	9,452	(399)	(4)
Governmental	382	383	(1)	-
Total retail	21,932	22,476	(544)	(2)
Sales for resale	1,435	1,122	313	28
Total	23,367	23,598	(231)	(1)

ENTERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. COMMITMENTS AND CONTINGENCIES

Entergy New Orleans Bankruptcy

See Note 9 to the consolidated financial statements for information on the Entergy New Orleans bankruptcy proceeding.

Nuclear Insurance

See Note 8 to the consolidated financial statements in the Form 10-K for information on nuclear liability and property insurance associated with Entergy's nuclear power plants

Non-Nuclear Property Insurance

See Note 8 to the consolidated financial statements in the Form 10-K for information on Entergy's non-nuclear property insurance program. Beginning in June 2006, the aggregation limit for all parties insured by Oil Insurance Limited for any one occurrence will be reduced to $500 million.

Nuclear Decommissioning and Other Asset Retirement Costs

See Note 8 to the consolidated financial statements in the Form 10-K for information on nuclear decommissioning and other retirement costs.

Employment Litigation

Entergy Corporation and certain subsidiaries are defendants in numerous lawsuits filed by former employees asserting that they were wrongfully terminated and/or discriminated against on the basis of age, race, sex, or other protected characteristics. The defendant companies deny any liability to the plaintiffs.

NOTE 2. RATE AND REGULATORY MATTERS

Regulatory Assets

Other Regulatory Assets

See Note 2 to the consolidated financial statements in the Form 10-K for information regarding regulatory assets reflected on the balance sheets of the domestic utility companies and System Energy. The following are updates to the Form 10-K.

As discussed in the Form 10-K, in December 2005, Entergy Mississippi filed with the MPSC a Notice of Intent to change rates by implementing a Storm Damage Rider to recover storm damage restoration costs associated with Hurricanes Katrina and Rita totaling approximately $84 million as of November 30, 2005.  In February 2006, Entergy Mississippi filed an Application for an Accounting Order seeking certification by the MPSC of Entergy Mississippi's remaining $36 million of storm restoration costs not included in the December 2005 filing. In March 2006, the Governor signed into law the Hurricane Katrina Electric Utility Customer Relief and Electric Utility System Restoration Act that establishes a mechanism by which the MPSC may authorize and certify an electric utility financing order and the state may issue general obligation bonds to pay the costs of repairing damage to the systems of investor-owned electric utilities caused by Hurricane Katrina (commonly referred to as securitization).

Because of the passage of this act and the possibility of Entergy Mississippi obtaining Community Development Block Grant (CDBG) funds for Hurricane Katrina storm restoration costs, in March 2006, the MPSC issued an order approving a Joint Stipulation between Entergy Mississippi and the Mississippi Public Utilities Staff that provided for the review of Entergy Mississippi's total storm restoration costs in the Application for an Accounting Order proceeding.  The Stipulation also set out a revised procedural schedule and states that the procedural schedule of the December 2005 Notice of Intent filing should be suspended until the MPSC issues a final order in the Application for an Accounting Order proceeding and there is resolution regarding CDBG funds and securitization.  A hearing on Entergy Mississippi's Application for an Accounting Order is set for June 7, 2006 and the procedural schedule calls for an order being issued by June 23, 2006.

Deferred Fuel Costs

See Note 2 to the consolidated financial statements in the Form 10-K for information regarding fuel proceedings involving the domestic utility companies.

Entergy Arkansas

In March 2006, Entergy Arkansas filed with the APSC its annual redetermination of the energy cost rate for application to the period April 2006 through March 2007. The filed energy cost rate of $0.02827 per kWh would replace the interim rate of $0.01900 per kWh that has been in place since October 2005. The interim energy cost rate is discussed in the Form 10-K, along with the investigation that the APSC commenced concerning Entergy Arkansas' interim energy cost rate. The increase in the energy cost rate is due to increases in the cost of purchased power primarily due to the natural gas cost increase and the effect that Hurricanes Katrina and Rita had on market conditions, increased demand for purchased power during the ANO 1 refueling and steam generator replacement outage in the fall of 2005, and coal plant generation curtailments during off-peak periods due to coal delivery problems.

On March 31, 2006, the APSC suspended implementation of the $0.02827 per kWh energy cost rate, and ordered that the $0.01900 per kWh interim rate remain in effect pending the APSC proceedings on the energy cost recovery filings. The APSC also extended its investigation into Entergy Arkansas' interim energy cost rate to cover the costs included in Entergy Arkansas' March 2006 filing. The extended investigation does not identify new issues in addition to the four issues listed in Form 10-K and covers the same time period. On April 7, 2006, the APSC issued a show cause order in the investigation proceeding that orders Entergy Arkansas to file a cost of service study by June 8, 2006. The order also directed Entergy Arkansas to file testimony to support the cost of service study, to support the $0.02827 per kWh cost rate, and to address the general topic of elimination of the energy cost recovery rider.

Entergy Arkansas has filed for rehearing of the APSC's orders, asking that the energy cost rate filed in March 2006 be implemented in May 2006 subject to refund, asserting that the APSC did not follow appropriate procedures in suspending the operation of the energy cost recovery rider, and asking the APSC to rescind its show cause order. The APSC Staff supported Entergy Arkansas' proposal that the updated cost rate be implemented subject to refund. On May 8, 2006 the APSC denied Entergy Arkansas' requests for rehearing. A procedural schedule in the energy cost recovery rider proceedings has not been set.

Entergy Gulf States

On March 1, 2006, Entergy Gulf States filed with the PUCT an application to implement an interim fuel surcharge in connection with the under-recovery of $97 million including interest of eligible fuel costs for the period August 2005 through January 2006. This surcharge is in addition to an interim surcharge that went into effect in January 2006. Entergy Gulf States has entered into a unanimous settlement that would reduce the requested surcharge for actual over-collections from the months of February and March 2006, resulting in a surcharge of $78.8 million to be implemented over a twelve-month period beginning in June 2006. Amounts collected through the interim fuel surcharges are subject to final reconciliation in a future fuel reconciliation proceeding.

Entergy Gulf States and Entergy Louisiana

In November 2005, the LPSC authorized its staff to initiate an expedited proceeding to audit the fuel and power procurement activities of Entergy Louisiana and Entergy Gulf States for the period January 1, 2005 through October 31, 2005. In April 2006, the LPSC accepted the LPSC Staff's audit report finding that the prices paid for natural gas and purchased power were reasonable and that given the market conditions surrounding Hurricanes Katrina and Rita, Entergy Louisiana and Entergy Gulf States acted reasonably and prudently in response to an extremely difficult environment.

Unbilled Revenue and Deferred Fuel Costs

Effective January 1, 2006, Entergy Louisiana and the Louisiana portion of Entergy Gulf States reclassified the fuel component of unbilled accounts receivable to deferred fuel and will no longer include the fuel component in their unbilled revenue calculations, which is in accordance with regulatory treatment.

Retail Rate Proceedings

See Note 2 to the consolidated financial statements in the Form 10-K for information regarding retail rate proceedings involving the domestic utility companies. The following are updates to the Form 10-K.

Filings with the PUCT and Texas Cities

As discussed in the Form 10-K, in August 2005, Entergy Gulf States filed with the PUCT an application for recovery of its transition to competition costs. Entergy Gulf States requested recovery of $189 million in transition to competition costs through implementation of a 15-year rider to be effective no later than March 1, 2006. The $189 million represents transition to competition costs Entergy Gulf States incurred from June 1, 1999 through June 17, 2005 in preparing for competition in its service area, including attendant AFUDC, and all carrying costs projected to be incurred on the transition to competition costs through February 28, 2006. The $189 million is before any gross-up for taxes or carrying costs over the 15-year recovery period. Entergy Gulf States reached a unanimous settlement agreement in principle on all issues with the active parties in the transition to competition cost recovery case. The agreement allows Entergy Gulf States to recover $14.5 million per year in transition to competition costs over a 15-year period. Entergy Gulf States implemented interim rates based on this revenue level on March 1, 2006. The settlement agreement has been filed and is expected to be considered by the PUCT in May 2006.

Filings with the LPSC

Retail Rates - Electric (Entergy Gulf States)

In March 2006, the LPSC approved an uncontested stipulated settlement in Entergy Gulf States' formula rate plan filing for the 2004 test year. The settlement includes a revenue requirement increase of $36.8 million and calls for Entergy Gulf States to apply a refund liability of $744 thousand to capacity deferrals. The refund liability pertained to the periods 2004-2005 as well as the interim period in which a $37.8 million revenue increase was in place.

Retail Rates - Gas (Entergy Gulf States)

In January 2006, Entergy Gulf States filed with the LPSC its gas rate stabilization plan. The filing showed a revenue deficiency of $4.1 million based on an ROE mid-point of 10.5%. On May 1, 2006, Entergy Gulf States implemented a $3.5 million rate increase pursuant to an uncontested agreement with the LPSC Staff. The rates are implemented subject to refund pending approval by the LPSC. An LPSC decision is expected during the second quarter of 2006.

Filings with the MPSC

In March 2006, Entergy Mississippi made its annual scheduled formula rate plan filing with the MPSC.  The filing was amended by an April 2006 filing.  The amended filing shows that an increase of $3.1 million in electric revenues is warranted.  The MPSC Public Utilities Staff indicated in April 2006 that it is still reviewing the filing.  Provisions in the formula rate plan afford more time for Staff review, and it is anticipated that the review will be complete during the second quarter 2006.  A formula rate plan rate adjustment, if any, could be implemented as soon as July 2006.

NOTE 3. COMMON EQUITY

Common Stock

Earnings per Share

The following tables present Entergy's basic and diluted earnings per share (EPS) calculations included on the consolidated income statement:

	For the Three Months Ended March 31,
	2006		2005
	(In Millions, Except Per Share Data)
		$/share		$/share
Earnings applicable to common stock	$193.6		$172.0

Average number of common shares outstanding - basic	207.7	$0.93	214.1	$0.80
Average dilutive effect of:
Stock Options	3.5	(0.015)	4.3	(0.016)
Deferred Units	0.2	(0.001)	0.2	(0.001)
Average number of common shares outstanding - diluted	211.4	$0.92	218.6	$0.79

Entergy's stock option and other equity compensation plans are discussed in Note 7 to the consolidated financial statements in the Form 10-K.

Treasury Stock

During the first quarter of 2006, Entergy Corporation issued 392,991 shares of its previously repurchased common stock to satisfy stock option exercises and other stock-based awards.

Retained Earnings

On April 11, 2006, Entergy Corporation's Board of Directors declared a common stock dividend of $0.54 per share, payable on June 1, 2006 to holders of record as of May 11, 2006.

Accumulated Other Comprehensive Income

Cash flow hedges with net unrealized losses of approximately $206 million at March 31, 2006 are scheduled to mature during the next twelve months.

NOTE 4. LINES OF CREDIT, RELATED SHORT-TERM BORROWINGS, AND LONG-TERM DEBT

Entergy Corporation has in place two separate revolving credit facilities, a five-year credit facility and a three-year credit facility. The five-year credit facility, which expires in May 2010, has a borrowing capacity of $2 billion, of which $805 million was outstanding as of March 31, 2006. The three-year facility, which expires in December 2008, has a borrowing capacity of $1.5 billion, none of which was outstanding as of March 31, 2006. Entergy can issue letters of credit against the total borrowing capacity of both credit facilities, and letters of credit totaling $111 million had been issued against the five-year facility at March 31, 2006. The total unused capacity for these facilities as of March 31, 2006 was approximately $2.6 billion. The commitment fee for this facility is currently 0.13% per annum of the unused amount. Commitment fees and interest rates on loans under the credit facility can fluctuate depending on the senior debt ratings of the domestic utility companies.

Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and Entergy Mississippi, each have credit facilities available as of March 31, 2006 as follows:
Company	Expiration Date	Amount of Facility	Amount Drawn as of March 31, 2006

Entergy Arkansas	April 2006	$85 million (a)	-
Entergy Gulf States	February 2011	$25 million (b)	-
Entergy Louisiana	April 2006	$85 million (a)	-
Entergy Mississippi	May 2006	$25 million (c)	-

(a)

The combined amount borrowed by Entergy Arkansas and Entergy Louisiana under these facilities at any one time cannot exceed $85 million. Entergy Louisiana granted a security interest in its receivables to secure its $85 million facility.

(b)	The credit facility allows Entergy Gulf States to issue letters of credit against the borrowing capacity of the facility. As of March 31, 2006, $1.4 million in letters of credit had been issued.
(c)	Borrowings under the Entergy Mississippi facility may be secured by a security interest in its receivables.

In April 2006, Entergy Arkansas renewed its $85 million credit facility through April 2007. Entergy Louisiana has not renewed its $85 million credit facility at this time. Entergy Arkansas' facility is no longer subject to the combined borrowing limit of $85 million. Prior to expiration, it is expected that Entergy Mississippi will renew its credit facility.

In addition, Entergy Louisiana and Entergy New Orleans, which is currently in bankruptcy and is no longer consolidated in Entergy's financial statements, currently have 364-day credit facilities, expiring in May 2006, in the amount of $15 million. The combined amount borrowed by Entergy Louisiana and Entergy New Orleans under these facilities cannot exceed $15 million at any one time. Because Entergy New Orleans' facility is fully drawn, no capacity is available on Entergy Louisiana's facility. Entergy Louisiana does not intend to renew its facility when it expires.

The credit facilities have variable interest rates and the average commitment fee is 0.13%. The $85 million Entergy Arkansas credit facility requires that it maintain total shareholders' equity of at least 25% of its total assets.

The FERC has issued an order ("FERC Short-Term Order") approving the short-term borrowing limits of the domestic utility companies (except Entergy New Orleans) and System Energy through March 31, 2008. Entergy New Orleans may rely on existing SEC PUHCA 1935 orders for its financing authority, subject to bankruptcy court approval. In addition to borrowings from commercial banks, the FERC Short-Term Order authorized the domestic utility companies (except Entergy New Orleans which is authorized by an SEC PUHCA 1935 order) and System Energy to continue as participants in the Entergy System money pool. The money pool is an inter-company borrowing arrangement designed to reduce Entergy's subsidiaries' dependence on external short-term borrowings. Borrowings from the money pool and external short-term borrowings combined may not exceed the authorized limits. As of March 31, 2006, Entergy's subsidiaries' aggregate authorized limit was $2.0 billion and the aggregate outstanding borrowing from the money pool was $201.8 million.

In January 2006, Entergy Mississippi issued $100 million of 5.92% Series of First Mortgage Bonds due February 2016. Entergy Mississippi used the proceeds to purchase the Attala power plant from Central Mississippi Generating Company, LLC and to repay short-term indebtedness.

NOTE 5. PREFERRED STOCK

In March 2006, Entergy Arkansas issued 3,000,000 shares of $25 par value 6.45% Series Preferred Stock, all of which are outstanding as of March 31, 2006. The dividends are cumulative and payable quarterly beginning July 1, 2006. The preferred stock is redeemable on or after April 1, 2011, at Entergy Arkansas' option, at the call price of $25 per share.

The proceeds from this issuance were used in the second quarter of 2006 to redeem all $10 million of Entergy Arkansas' $100 par value 7.32% Series Preferred Stock, all $15 million of Entergy Arkansas' $100 par value 7.80% Series Preferred Stock, all $20 million of Entergy Arkansas' $100 par value 7.40% Series Preferred Stock, all $15 million of Entergy Arkansas' $100 par value 7.88% Series Preferred Stock, and all $15 million of Entergy Arkansas' $25 par value $1.96 Series Preferred Stock.

NOTE 6. STOCK-BASED COMPENSATION PLANS

Entergy grants stock options, which are described more fully in Note 7 to the consolidated financial statements in the Form 10-K. Entergy adopted SFAS 123R, "Share-Based Payment" on January 1, 2006. The impact of adoption of the standard did not materially affect Entergy's financial position, results of operations, or cash flows because Entergy adopted the fair value based method of accounting for stock options prescribed by SFAS 123, "Accounting for Stock-Based Compensation" on January 1, 2003. Prior to 2003, Entergy applied the recognition and measurement principles of APB Opinion 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for those plans. Awards under Entergy's plans generally vest over three years. Stock-based compensation expense included in earnings applicable to common stock, net of related tax effects, for the first quarters of 2006 and 2005 is $1.7 million and $1.8 million, respectively.

NOTE 7. RETIREMENT AND OTHER POSTRETIREMENT BENEFITS

Components of Net Pension Cost

Entergy's qualified pension cost, including amounts capitalized, for the first quarters of 2006 and 2005, included the following components:

	2006	2005
	(In Thousands)

Service cost - benefits earned during the period	$23,176	$21,010
Interest cost on projected benefit obligation	41,814	37,484
Expected return on assets	(44,482)	(38,781)
Amortization of transition asset	-	(166)
Amortization of prior service cost	1,365	1,306
Amortization of loss	10,931	7,305
Net pension costs	$32,804	$28,158

Entergy recognized $3.9 million and $4.1 million in pension cost for its non-qualified pension plans in the first quarters of 2006 and 2005, respectively.

Components of Net Other Postretirement Benefit Cost

Entergy's other postretirement benefit cost, including amounts capitalized, for the first quarters of 2006 and 2005, included the following components:

	2006	2005
	(In Thousands)

Service cost - benefits earned during the period	$10,370	$9,208
Interest cost on APBO	14,316	13,501
Expected return on assets	(4,756)	(4,363)
Amortization of transition obligation	542	1,340
Amortization of prior service cost	(3,688)	(1,989)
Amortization of loss	5,698	5,271
Net other postretirement benefit cost	$22,482	$22,968

Employer Contributions

Entergy expects to contribute $349 million to its qualified pension plans in 2006 (including $107 million delayed from 2005 as a result of the Katrina Emergency Tax Relief Act). As of the end of April 2006, Entergy contributed $157 million to its pension plans. Therefore, Entergy presently anticipates contributing an additional $192 million to fund its pension plans in 2006.

Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Medicare Act)

Based on actuarial analysis, the estimated impact of future Medicare subsidies reduced the December 31, 2005 Accumulated Postretirement Benefit Obligation by $176 million, and reduced the first quarter 2006 and 2005 other postretirement benefit cost by $6.9 million and $6.4 million, respectively. Refer to Note 10 to the consolidated financial statements in the Form 10-K for further discussion.

NOTE 8. BUSINESS SEGMENT INFORMATION

Entergy's reportable segments as of March 31, 2006 are Utility and Non-Utility Nuclear. "All Other" includes the parent company, Entergy Corporation, and other business activity, including the Energy Commodity Services segment, the Competitive Retail Services business, and earnings on the proceeds of sales of previously-owned businesses. As a result of the Entergy New Orleans bankruptcy filing, Entergy has discontinued the consolidation of Entergy New Orleans retroactive to January 1, 2005, and is reporting Entergy New Orleans results under the equity method of accounting in the Utility segment.

Entergy's segment financial information for the first quarters of 2006 and 2005 is as follows:

	Utility	Non-Utility Nuclear*	All Other*	Eliminations	Consolidated
	(In Thousands)
2006
Operating Revenues	$2,131,020	$388,010	$66,688	($17,687)	$2,568,031
Equity in earnings (loss) of
unconsolidated equity affiliates	5,643	-	(2,057)	-	3,586
Income Taxes (Benefit)	76,973	52,916	(11,059)	-	118,830
Net Income (Loss)	126,935	81,530	(6,767)	(32)	201,666
Total Assets	24,736,486	5,037,167	3,451,763	(2,709,370)	30,516,046

2005
Operating Revenues	$1,729,340	$343,575	$54,327	($17,060)	$2,110,182
Equity in earnings (loss) of
unconsolidated equity affiliates	5,495	-	(2,193)	-	3,302
Income Taxes (Benefit)	45,525	51,168	(4,451)	-	92,242
Net Income (Loss)	96,027	77,965	4,460	(73)	178,379
Total Assets	22,585,904	4,631,292	3,288,980	(2,480,265)	28,025,911

Businesses marked with * are sometimes referred to as the "competitive businesses," with the exception of the parent company, Entergy Corporation. Eliminations are primarily intersegment activity.

NOTE 9. ENTERGY NEW ORLEANS BANKRUPTCY PROCEEDING

See Note 16 to the consolidated financial statements in the Form 10-K for a discussion of the Entergy New Orleans bankruptcy proceeding, and a discussion of Entergy's decision to deconsolidate its investment in Entergy New Orleans and report it under the equity method of accounting. Entergy's income statement for the three months ended March 31, 2006 includes $61 million in operating revenues and $7 million in purchased power from transactions with Entergy New Orleans. Entergy's income statement for the three months ended March 31, 2005 includes $43 million in operating revenues and $46 million in purchased power from transactions with Entergy New Orleans. Entergy's balance sheet as of March 31, 2006 includes $55.7 million of pre-petition accounts that are payable to Entergy affiliates by Entergy New Orleans. As discussed in the Form 10-K, because Entergy owns all of the common stock of Entergy New Orleans, Entergy's deconsolidation of Entergy New Orleans does not affect the amount of net income Entergy records resulting from Entergy New Orleans' operations.

__________________________________

In the opinion of the management of Entergy Corporation, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals and reclassification of previously reported amounts to conform to current classifications) necessary for a fair statement of the results for the interim periods presented. The business of the Utility segment, however, is subject to seasonal fluctuations with the peak periods occurring during the third quarter. The results for the interim periods presented should not be used as a basis for estimating results of operations for a full year.

ENTERGY ARKANSAS, INC.

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Net income decreased $3 million primarily due to higher other operation and maintenance expenses and a higher effective income tax rate, partially offset by higher net revenue and other income.

Net Revenue

Net revenue, which is Entergy Arkansas' measure of gross margin, consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory credits. Following is an analysis of the change in net revenue comparing the first quarter of 2006 to the first quarter of 2005.
Amount
(In Millions)

2005 net revenue	$223.7
Net wholesale revenue	10.0
Volume/weather	5.4
Deferred fuel cost revisions	(4.7)
Capacity costs	(4.9)
Other	2.2
2006 net revenue	$231.7

The net wholesale revenue variance is primarily due to higher wholesale prices and improved results related to co-owner contracts.

The volume/weather variance is primarily due to an increase of a total of 237 GWh in weather-adjusted usage in all sectors, partially offset by the effect of milder weather in the first quarter of 2006 compared to the first quarter of 2005.

The deferred fuel cost revisions variance is primarily due to the 2004 energy cost recovery true-up, made in the first quarter of 2005, which increased net revenue by $4 million.

The capacity costs variance is primarily due to higher capacity related costs including the revision of reserve equalization payments among Entergy companies due to a FERC ruling regarding the inclusion of interruptible loads in reserve equalization calculations.

Gross operating revenues, fuel and purchased power expenses, and other regulatory credits

Gross operating revenues increased primarily due to an increase of $44.9 million in fuel cost recovery revenues due to increases in the energy cost recovery rider effective April 2005 and October 2005. The increases in volume/weather and net wholesale revenue, as discussed above, also contributed to the increase.

Fuel and purchased power expenses increased primarily due to increased deferred fuel expense resulting primarily from higher purchased energy costs as a result of higher natural gas prices and increased power purchases.

Other Income Statement Variances

Other operation and maintenance expenses increased primarily due to $4.1 million applied as a credit against bad debt expense in the first quarter of 2005 in accordance with a settlement agreement with the APSC. Also contributing to the increase was an increase of $2.7 million in payroll and benefits costs.

Other income increased primarily due to:

  an increase of $2.1 million related to additional proceeds received from the radwaste settlement discussed in "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends - Central States Compact Claim" in the Form 10-K;
  an increase of $1.9 million in interest income recorded on the deferred fuel balance; and
  an increase of $1 million in interest earned on decommissioning trust funds.

Partially offsetting the increase was a decrease in allowance for equity funds used during construction primarily due to increased construction expenditures in the first quarter of 2005 resulting from the steam generator and reactor vessel head replacement at ANO 1 completed in the fourth quarter 2005.

Income Taxes

The effective income tax rates for the first quarters of 2006 and 2005 were 44.1% and 35.2%, respectively. The difference in the effective income tax rate for the first quarter of 2006 versus the federal statutory rate of 35.0% is primarily due to book and tax differences related to utility plant items in addition to state income taxes, partially offset by the amortization of investment tax credits. The difference in the effective income tax rate for the first quarter of 2005 versus the federal statutory rate of 35.0% is primarily due to book and tax differences related to utility plant items in addition to state income taxes, offset by a downward revision in the estimate of federal income tax expense for prior tax periods.

Liquidity and Capital Resources

Cash Flow

Cash flows for the first quarters of 2006 and 2005 were as follows:
	2006	2005
	(In Thousands)

Cash and cash equivalents at beginning of period	$9,393	$89,744

Cash flow provided by (used in):
Operating activities	95,463	148,171
Investing activities	(89,049)	(57,297)
Financing activities	28,556	(18,575)
Net increase in cash and cash equivalents	34,970	72,299

Cash and cash equivalents at end of period	$44,363	$162,043

Operating Activities

Cash flow from operations decreased $52.7 million for the first quarter of 2006 compared to the first quarter of 2005 primarily due to the timing of payments to vendors and the timing of the collection of receivables from customers, partially offset by increased recovery of deferred fuel costs.

In the first quarter 2006, Entergy Corporation received an income tax refund as a result of net operating loss carry back provisions contained in the Gulf Opportunity Zone Act of 2005, as discussed in Note 3 to the domestic utilities companies and System Energy financial statements in the Form 10-K. In accordance with Entergy's intercompany tax allocation agreement, in April 2006 Entergy Corporation distributed $12 million of the refund to Entergy Arkansas.

Investing Activities

Net cash flow used in investing activities increased $31.8 million for the first quarter of 2006 compared to the first quarter of 2005 primarily due to money pool activity. Also contributing to the increase was a difference in the timing of nuclear construction expenditures combined with insurance credits at ANO 1 in 2005.

Financing Activities

Financing activities provided $28.6 million for the first quarter of 2006 compared to using $18.6 million for the first quarter of 2005 primarily due to the issuance of $75 million of preferred stock in March 2006, partially offset by money pool activity. See Note 4 to the domestic utility companies and System Energy financial statements for the details of Entergy Arkansas' preferred stock activity in 2006.

Capital Structure

Entergy Arkansas' capitalization is balanced between equity and debt, as shown in the following table. The decrease in the debt to capital percentage as of March 31, 2006 is primarily the result of an increase in shareholders' equity due to the issuance of $75 million of preferred stock in March 2006. As discussed below, $75 million of preferred stock was redeemed in April 2006 using the proceeds of the March 2006 issuance.

	March 31, 2006	December 31, 2005

Net debt to net capital	45.2%	47.4%
Effect of subtracting cash from debt	0.8%	0.1%
Debt to capital	46.0%	47.5%

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

In April 2006, Entergy Arkansas renewed its $85 million credit facility through April 30, 2007. The facility is no longer subject to a combined borrowing limit with Entergy Louisiana's credit facility. There were no outstanding borrowings under the Entergy Arkansas credit facility as of March 31, 2006.

In March 2006, Entergy Arkansas issued 3,000,000 shares of $25 par value 6.45% Series Preferred Stock, all of which are outstanding as of March 31, 2006. The dividends are cumulative and payable quarterly beginning July 1, 2006. The preferred stock is redeemable on or after April 1, 2011, at Entergy Arkansas' option, at the call price of $25 per share. The proceeds from this issuance were used in the second quarter of 2006 to redeem all $10 million of Entergy Arkansas' $100 par value 7.32% Series Preferred Stock, all $15 million of Entergy Arkansas' $100 par value 7.80% Series Preferred Stock, all $20 million of Entergy Arkansas' $100 par value 7.40% Series Preferred Stock, all $15 million of Entergy Arkansas' $100 par value 7.88% Series Preferred Stock, and all $15 million of Entergy Arkansas' $25 par value $1.96 Series Preferred Stock.

Entergy Arkansas' receivables from or (payables to) the money pool were as follows:

March 31, 2006	December 31, 2005	March 31, 2005	December 31, 2004
(In Thousands)

$24,577	($27,346)	$28,252	$23,561

Significant Factors and Known Trends

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends" in the Form 10-K for a discussion of utility restructuring, federal regulation and proceedings, market and credit risks, state and local rate regulatory risks, nuclear matters, and environmental risks.

In March 2006, Entergy Arkansas filed with the APSC its annual redetermination of the energy cost rate for application to the period April 2006 through March 2007. The filed energy cost rate of $0.02827 per kWh would replace the interim rate of $0.01900 per kWh that has been in place since October 2005. The interim energy cost rate is discussed in the Form 10-K, along with the investigation that the APSC commenced concerning Entergy Arkansas' interim energy cost rate. The increase in the energy cost rate is due to increases in the cost of purchased power primarily due to the natural gas cost increase and the effect that Hurricanes Katrina and Rita had on market conditions, increased demand for purchased power during the ANO 1 refueling and steam generator replacement outage in the fall of 2005, and coal plant generation curtailments during off-peak periods due to coal delivery problems.

On March 31, 2006, the APSC suspended implementation of the $0.02827 per kWh energy cost rate, and ordered that the $0.01900 per kWh interim rate remain in effect pending the APSC proceedings on the energy cost recovery filings. The APSC also extended its investigation into Entergy Arkansas' interim energy cost rate to cover the costs included in Entergy Arkansas' March 2006 filing. The extended investigation does not identify new issues in addition to the four issues listed in Form 10-K and covers the same time period. On April 7, 2006, the APSC issued a show cause order in the investigation proceeding that orders Entergy Arkansas to file a cost of service study by June 8, 2006. The order also directed Entergy Arkansas to file testimony to support the cost of service study, to support the $0.02827 per kWh cost rate, and to address the general topic of elimination of the energy cost recovery rider.

Entergy Arkansas has filed for rehearing of the APSC's orders, asking that the energy cost rate filed in March 2006 be implemented in May 2006 subject to refund, asserting that the APSC did not follow appropriate procedures in suspending the operation of the energy cost recovery rider, and asking the APSC to rescind its show cause order. The APSC Staff supported Entergy Arkansas' proposal that the updated cost rate be implemented subject to refund. On May 8, 2006 the APSC denied Entergy Arkansas' requests for rehearing. A procedural schedule in the energy cost recovery rider proceedings has not been set.

Federal Regulation

System Agreement Proceedings

See Entergy Corporation and Subsidiaries' "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends - Federal Regulation - System Agreement Litigation" for an update regarding the proceeding at FERC involving the System Agreement.

Independent Coordinator of Transmission (ICT)

See Entergy Corporation and Subsidiaries' "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends - Federal Regulation - Independent Coordinator of Transmission" for an update regarding Entergy's ICT proposal.

Critical Accounting Estimates

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy Arkansas' accounting for nuclear decommissioning costs, unbilled revenue, and qualified pension and other postretirement benefits.

ENTERGY ARKANSAS, INC.
INCOME STATEMENTS
For the Three Months Ended March 31, 2006 and 2005
(Unaudited)

	2006	2005
	(In Thousands)

OPERATING REVENUES
Domestic electric	$447,622	$367,360

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	102,471	36,803
Purchased power	118,930	107,632
Nuclear refueling outage expenses	7,355	6,317
Other operation and maintenance	91,755	85,829
Decommissioning	7,483	8,113
Taxes other than income taxes	9,620	9,837
Depreciation and amortization	52,818	51,777
Other regulatory credits - net	(5,527)	(795)
TOTAL	384,905	305,513

OPERATING INCOME	62,717	61,847

OTHER INCOME
Allowance for equity funds used during construction	1,902	3,959
Interest and dividend income	7,675	4,292
Miscellaneous - net	(885)	(632)
TOTAL	8,692	7,619

INTEREST AND OTHER CHARGES
Interest on long-term debt	18,978	20,782
Other interest - net	1,540	1,426
Allowance for borrowed funds used during construction	(857)	(2,011)
TOTAL	19,661	20,197

INCOME BEFORE INCOME TAXES	51,748	49,269

Income taxes	22,825	17,338

NET INCOME	28,923	31,931

Preferred dividend requirements and other	2,038	1,944

EARNINGS APPLICABLE TO
COMMON STOCK	$26,885	$29,987

See Notes to Respective Financial Statements.

(Page left blank intentionally)

ENTERGY ARKANSAS, INC.
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2006 and 2005
(Unaudited)

	2006	2005
	(In Thousands)

OPERATING ACTIVITIES
Net income	$28,923	$31,931
Adjustments to reconcile net income to net cash flow provided by operating activities:
Reserve for regulatory adjustments	7,082	(791)
Other regulatory credits - net	(5,527)	(795)
Depreciation, amortization, and decommissioning	60,301	59,890
Deferred income taxes and investment tax credits	(24,650)	11,865
Changes in working capital:
Receivables	25,549	57,845
Fuel inventory	(14,869)	(10,013)
Accounts payable	(69,957)	14,503
Taxes accrued	55,774	12,447
Interest accrued	3,666	1,621
Deferred fuel costs	47,312	(9,431)
Other working capital accounts	4,114	(59,926)
Provision for estimated losses and reserves	(1,214)	(378)
Changes in other regulatory assets	2,037	15,917
Other	(23,078)	23,486
Net cash flow provided by operating activities	95,463	148,171

INVESTING ACTIVITIES
Construction expenditures	(63,547)	(54,718)
Allowance for equity funds used during construction	1,902	3,959
Nuclear fuel purchases	-	(39,615)
Proceeds from sale/leaseback of nuclear fuel	-	39,615
Proceeds from nuclear decommissioning trust fund sales	48,526	67,750
Investment in nuclear decommissioning trust funds	(51,353)	(69,597)
Change in money pool receivable - net	(24,577)	(4,691)
Net cash flow used in investing activities	(89,049)	(57,297)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	-	173,464
Retirement of long-term debt	-	(179,895)
Proceeds from the issuance of preferred stock	73,446	-
Change in money pool payable - net	(27,346)	-
Dividends paid:
Common stock	(15,600)	(10,200)
Preferred stock	(1,944)	(1,944)
Net cash flow provided by (used in) financing activities	28,556	(18,575)

Net increase in cash and cash equivalents	34,970	72,299

Cash and cash equivalents at beginning of period	9,393	89,744

Cash and cash equivalents at end of period	$44,363	$162,043

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$14,049	$18,522
Noncash financing activities:
Proceeds from long-term debt issued for the purpose
of refunding other long-term debt	-	$45,000

See Notes to Respective Financial Statements.

ENTERGY ARKANSAS, INC.
BALANCE SHEETS
ASSETS
March 31, 2006 and December 31, 2005
(Unaudited)

	2006	2005
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$15,117	$9,393
Temporary cash investments - at cost,
which approximates market	29,246	-
Total cash and cash equivalents	44,363	9,393
Accounts receivable:
Customer	100,500	115,321
Allowance for doubtful accounts	(15,490)	(15,777)
Associated companies	56,540	30,902
Other	66,373	63,702
Accrued unbilled revenues	53,681	68,428
Total accounts receivable	261,604	262,576
Deferred fuel costs	156,870	153,136
Fuel inventory - at average cost	27,211	12,342
Materials and supplies - at average cost	88,701	87,875
Deferred nuclear refueling outage costs	24,765	30,967
Prepayments and other	10,975	9,628
TOTAL	614,489	565,917

OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity	11,206	11,206
Decommissioning trust funds	409,886	402,124
Non-utility property - at cost (less accumulated depreciation)	1,448	1,449
Other	2,976	2,976
TOTAL	425,516	417,755

UTILITY PLANT
Electric	6,391,536	6,344,435
Property under capital lease	8,943	9,900
Construction work in progress	143,189	139,208
Nuclear fuel under capital lease	79,109	92,181
Nuclear fuel	20,910	22,616
TOTAL UTILITY PLANT	6,643,687	6,608,340
Less - accumulated depreciation and amortization	2,882,779	2,843,904
UTILITY PLANT - NET	3,760,908	3,764,436

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
SFAS 109 regulatory asset - net	57,873	61,236
Other regulatory assets	463,501	461,015
Deferred fuel costs	-	51,046
Other	52,458	46,605
TOTAL	573,832	619,902

TOTAL ASSETS	$5,374,745	$5,368,010

See Notes to Respective Financial Statements.

ENTERGY ARKANSAS, INC.
BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY
March 31, 2006 and December 31, 2005
(Unaudited)

	2006	2005
	(In Thousands)

CURRENT LIABILITIES
Accounts payable:
Associated companies	$32,151	$135,357
Other	124,063	120,090
Customer deposits	46,167	45,432
Taxes accrued	9,570	-
Accumulated deferred income taxes	35,615	56,186
Interest accrued	22,873	19,207
Obligations under capital leases	49,819	46,857
Other	23,140	21,836
TOTAL	343,398	444,965

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,143,059	1,105,712
Accumulated deferred investment tax credits	62,959	64,001
Obligations under capital leases	38,233	55,224
Other regulatory liabilities	81,442	76,507
Decommissioning	449,598	442,115
Accumulated provisions	27,859	29,073
Long-term debt	1,299,955	1,298,238
Other	297,371	306,034
TOTAL	3,400,476	3,376,904

Commitments and Contingencies

SHAREHOLDERS' EQUITY
Preferred stock without sinking fund	191,350	116,350
Common stock, $0.01 par value, authorized 325,000,000
shares; issued and outstanding 46,980,196 shares in 2006
and 2005	470	470
Paid-in capital	589,547	591,102
Retained earnings	849,504	838,219
TOTAL	1,630,871	1,546,141

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$5,374,745	$5,368,010

See Notes to Respective Financial Statements.

ENTERGY ARKANSAS, INC.
SELECTED OPERATING RESULTS
For the Three Months Ended March 31, 2006 and 2005
(Unaudited)

			Increase/
Description	2006	2005	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$ 151	$ 135	$ 16	12
Commercial	80	69	11	16
Industrial	89	72	17	24
Governmental	4	4	-	-
Total retail	324	280	44	16
Sales for resale
Associated companies	78	41	37	90
Non-associated companies	51	51	-	-
Other	(5)	(5)	-	-
Total	$ 448	$ 367	$ 81	22

Billed Electric Energy
Sales (GWh):
Residential	1,910	1,890	20	1
Commercial	1,279	1,249	30	2
Industrial	1,778	1,664	114	7
Governmental	65	68	(3)	(4)
Total retail	5,032	4,871	161	3
Sales for resale
Associated companies	1,865	1,355	510	38
Non-associated companies	856	1,107	(251)	(23)
Total	7,753	7,333	420	6

ENTERGY GULF STATES, INC.

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Hurricane Rita and Hurricane Katrina

See the Form 10-K for a discussion of the effects of Hurricanes Katrina and Rita, which hit Entergy Gulf States' service territory in the Texas and Louisiana jurisdictions in August and September 2005. The storms resulted in power outages, significant damage to electric distribution, transmission, and generation and gas infrastructure, and the loss of sales and customers due to mandatory evacuations. Following is an update to the discussion in the Form 10-K.

As discussed in the Form 10-K, in December 2005 a federal hurricane aid package became law that includes funding for Community Development Block Grants (CDBG) that allows state and local leaders to fund individual recovery priorities. The law permits funding for infrastructure restoration. It is uncertain how much funding, if any, will be designated for utility reconstruction and the timing of such decisions is also uncertain. The U.S. Department of Housing and Urban Development has allocated approximately $6.2 billion for Louisiana, $5.1 billion for Mississippi, and $74 million for Texas, and the states, in turn, will administer the grants. Entergy Gulf States is currently preparing applications to seek CDBG funding. In March 2006 Entergy Gulf States provided a justification statement to state and local officials in Louisiana. The statement, which will be reviewed by the Louisiana Recovery Authority, includes the estimated costs of Hurricanes Katrina and Rita damage in the Louisiana jurisdiction. The statement includes justification for a request for $164 million in CDBG funding attributable to the Louisiana portion of Entergy Gulf States' business.

Results of Operations

Net Income

Net income increased $21.7 million primarily due to higher net revenue and higher other income, significantly offset by higher operation and maintenance expenses, higher interest charges, and a higher effective income tax rate.

Net Revenue

Net revenue, which is Entergy Gulf States' measure of gross margin, consists of operating revenues net of: 1) fuel, fuel-related expenses, and purchased power expenses and 2) other regulatory credits. Following is an analysis of the change in net revenue comparing the first quarter of 2006 to the first quarter of 2005.
Amount
(In Millions)

2005 net revenue	$241.7
Fuel recovery	19.8
Base revenues	15.1
Volume/weather	7.1
Net wholesale revenue	4.7
Other	6.6
2006 net revenue	$295.0

The fuel recovery variance resulted primarily from adjustments of fuel clause recoveries in Entergy Gulf States' Louisiana jurisdiction.

Base revenues increased primarily due to formula rate plan and Perryville increases in the Louisiana jurisdiction and due to the incremental purchased capacity recovery rider which began in December 2005 in the Texas jurisdiction and the transition to competition rider which began in March 2006 in the Texas jurisdiction.

The volume/weather variance is primarily due to increased usage during the unbilled sales period. See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K and Note 1 to the domestic utility companies and System Energy financial statements in the Form 10-K for further discussion of the accounting for unbilled revenues. The increase was partially offset by a decrease in usage of 361 GWh in the residential and industrial sectors.

The net wholesale revenue variance is primarily due to increased volume and higher margins on sales to municipal and co-op customers.

Gross operating revenues and fuel and purchased power expenses

Gross operating revenues increased primarily due to an increase in fuel cost recovery revenues due to higher fuel rates.

Fuel and purchased power expenses increased primarily due to an increase in the market prices of natural gas and purchased power and an increase in deferred fuel expense.

Other Income Statement Variances

Other operation and maintenance expenses increased primarily due to:

  an increase of $5.2 million in nuclear labor and contract costs due to an unplanned outage in February 2006 and timing issues;
  an increase of $3.1 million in loss reserves for storm damages consistent with the formula rate plan rate change in October 2005;
  an increase of $2.7 million primarily due to a planned maintenance outage at a fossil plant; and
  an increase of $1.2 million in injuries and damages reserves.

Taxes and other income taxes increased primarily due to higher Louisiana franchise taxes primarily due to higher fuel recovery revenues as discussed above.

Other income increased primarily due to:

  an increase of $2.2 million in interest income recorded on the deferred fuel balance; and
  an increase of $1.7 million related to additional proceeds received from the radwaste settlement discussed in "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends - Central States Compact Claim" in the Form 10-K.

Interest and other charges increased primarily due to the increase in long-term debt outstanding as a result of the funding of the storm restoration costs resulting from Hurricanes Katrina and Rita.

Income Taxes

The effective income tax rates for the first quarters of 2006 and 2005 were 27.6% and 19.6%, respectively. The difference in the effective income tax rate for the first quarter of 2006 versus the federal statutory rate of 35% is primarily due to book and tax differences related to the allowance for funds used during construction and utility plant items, the amortization of investment tax credits, and flow-through book and tax timing differences. The difference in the effective income tax rate for the first quarter of 2005 versus the federal statutory rate of 35% is primarily due to a downward revision in the estimate of federal income tax expense for prior tax periods, book and tax differences related to utility plant items, and flow-through book and tax timing differences.

Liquidity and Capital Resources

Cash Flow

Cash flows for the three months ended March 31, 2006 and 2005 were as follows:
	2006	2005
	(In Thousands)

Cash and cash equivalents at beginning of period	$25,373	$6,974

Cash flow provided by (used in):
Operating activities	138,424	112,365
Investing activities	(153,109)	(62,556)
Financing activities	1,845	(51,310)
Net decrease in cash and cash equivalents	(12,840)	(1,501)

Cash and cash equivalents at end of period	$12,533	$5,473

Operating Activities

Cash flow from operations increased $26.1 million in the first quarter of 2006 compared to the first quarter of 2005 primarily due to the timing of collections of receivables from customers.

In the first quarter 2006, Entergy Corporation received an income tax refund as a result of net operating loss carry back provisions contained in the Gulf Opportunity Zone Act of 2005, as discussed in Note 3 to the domestic utilities companies and System Energy financial statements in the Form 10-K. In accordance with Entergy's intercompany tax allocation agreement, in April 2006 Entergy Corporation distributed $23 million of the refund to Entergy Gulf States.

Investing Activities

Net cash used in investing activities increased $90.6 million for the first quarter of 2006 compared to the first quarter of 2005 primarily due to an increase in construction expenditures of $139.4 million due to storm-related projects, partially offset by money pool activity.

Financing Activities

Financing activities provided cash of $1.8 million for the first quarter of 2006 compared to using cash of $51.3 million for the first quarter of 2005 primarily due to money pool activity.

Capital Structure

Entergy Gulf States' capitalization is balanced between equity and debt, as shown in the following table. The decrease in the debt to capital percentage as of March 31, 2006 is primarily the result of an increase in shareholders' equity due to an increase in retained earnings.

	March 31, 2006	December 31, 2005

Net debt to net capital	51.2%	51.4%
Effect of subtracting cash from debt	0.1%	0.3%
Debt to capital	51.3%	51.7%

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

Entergy Gulf States' receivables from or (payables to) the money pool were as follows:

March 31, 2006	December 31, 2005	March 31, 2005	December 31, 2004
(In Thousands)

($5,124)	$64,011	($19,630)	($59,720)

Entergy Gulf States' short-term indebtedness, including its money pool borrowings, is limited to $350 million by a FERC order. See Note 4 to the domestic utility companies and System Energy financial statements in the Form 10-K for a description of the money pool.

In February 2006, Entergy Gulf States established a $25 million line of credit. The line of credit allows Entergy Gulf States to borrow money and to issue letters of credit. $1.4 million in letters of credit were issued under the facility at March 31, 2006, and no borrowings were outstanding. The line of credit terminates in February 2011.

Significant Factors and Known Trends

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends" in the Form 10-K for a discussion of transition to retail competition, state and local rate regulation, federal regulation and proceedings, the Energy Policy Act of 2005, state and local rate regulatory risk, industrial, commercial, and wholesale customers, market and credit risks, nuclear matters, environmental risks, and litigation risks. Following are updates to the information disclosed in the Form 10-K.

Transition to Retail Competition

Jurisdictional Separation Plan

See the Form 10-K for a discussion of business and jurisdictional separation plans concerning Entergy Gulf States. In January 2006, the LPSC directed that Entergy Gulf States file a complete jurisdictional separation plan as soon as possible. Therefore, on April 26, 2006, Entergy Gulf States filed its plan for jurisdictional separation with the LPSC and requested that it grant approval no later than September 30, 2006.  The plan provides for Entergy Gulf States to be separated into two vertically integrated utilities, one subject solely to the retail jurisdiction of the LPSC and the other subject solely to the retail jurisdictional of the PUCT. The plan also provides that the Texas utility should own all the distribution and transmission assets located in Texas, the gas-fired generating plants located in Texas, and undivided ownership shares of Entergy Gulf States' 70% interest in Nelson 6 and 42% interest in Big Cajun 2, Unit 3, which are coal-fired generating plants located in Louisiana. The Louisiana utility would own all of the remaining assets currently owned by Entergy Gulf States.  The Texas utility would purchase from the Louisiana utility pursuant to a life-of-the unit purchase power agreement (PPA) a share of capacity and energy of River Bend. Each separated utility also would purchase pursuant to a PPA a share of capacity and energy of the gas-fired generating plants owned by the other utility. The PPAs associated with the gas-fired generating plants would terminate when retail open access commences in the Texas utility's service territory. Until that time, each utility will participate in the System Agreement and the Entergy System generation will continue to be dispatched in the same manner as before the jurisdictional separation. Under the provisions of the System Agreement, the Texas utility will terminate its participation in the System Agreement, except for the aspects related to transmission equalization, when Texas implements retail open access for Entergy Gulf States. The plan also provides that the operation of the generating plants will not change as a result of the jurisdictional separation. A hearing is currently scheduled for August 2006, but as a result of Entergy Gulf States' April 26, 2006 filing, the procedural schedule and hearing date may change. Approvals of the FERC and the NRC may also be required for certain matters before any implementation of the jurisdictional separation of Entergy Gulf States. Although formal approval of the PUCT is not required for implementation of the jurisdictional separation, Entergy Gulf States will seek input from the PUCT and continue to keep it informed of the status of the proceedings.

State and Local Rate Regulation

As discussed in the Form 10-K, in August 2005, Entergy Gulf States filed with the PUCT an application for recovery of its transition to competition costs. Entergy Gulf States requested recovery of $189 million in transition to competition costs through implementation of a 15-year rider to be effective no later than March 1, 2006. The $189 million represents transition to competition costs Entergy Gulf States incurred from June 1, 1999 through June 17, 2005 in preparing for competition in its service area, including attendant AFUDC, and all carrying costs projected to be incurred on the transition to competition costs through February 28, 2006. The $189 million is before any gross-up for taxes or carrying costs over the 15-year recovery period. Entergy Gulf States reached a unanimous settlement agreement in principle on all issues with the active parties in the transition to competition cost recovery case. The agreement allows Entergy Gulf States to recover $14.5 million per year in transition to competition costs over a 15-year period. Entergy Gulf States implemented interim rates based on this revenue level on March 1, 2006. The settlement agreement has been filed and is expected to be considered by the PUCT in May 2006.

In March 2006, the LPSC approved an uncontested stipulated settlement in Entergy Gulf States' formula rate plan filing for the 2004 test year. The settlement includes a revenue requirement increase of $36.8 million and calls for Entergy Gulf States to apply a refund liability of $744 thousand to capacity deferrals. The refund liability pertained to the periods 2004-2005 as well as the interim period in which a $37.8 million revenue increase was in place.

In January 2006, Entergy Gulf States filed with the LPSC its gas rate stabilization plan. The filing showed a revenue deficiency of $4.1 million based on an ROE mid-point of 10.5%. On May 1, 2006, Entergy Gulf States implemented a $3.5 million rate increase pursuant to an uncontested agreement with the LPSC Staff. The rates are implemented subject to refund pending approval by the LPSC. An LPSC decision is expected during the second quarter of 2006.

Federal Regulation

System Agreement Proceedings

See Entergy Corporation and Subsidiaries' "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends - Federal Regulation - System Agreement Litigation" for an update regarding the proceeding at FERC involving the System Agreement.

Independent Coordinator of Transmission (ICT)

See Entergy Corporation and Subsidiaries' "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends - Federal Regulation - Independent Coordinator of Transmission" for an update regarding Entergy's ICT proposal.

Critical Accounting Estimates

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy Gulf States' accounting for nuclear decommissioning costs, the application of SFAS 71, unbilled revenue, and qualified pension and other postretirement benefits. Following is an update to that discussion.

Unbilled Revenue

Effective January 1, 2006, the Louisiana portion of Entergy Gulf States reclassified the fuel component of unbilled accounts receivable to deferred fuel and will no longer include the fuel component in its unbilled revenue calculation, which is in accordance with regulatory treatment.

ENTERGY GULF STATES, INC.
INCOME STATEMENTS
For the Three Months Ended March 31, 2006 and 2005
(Unaudited)

	2006	2005
	(In Thousands)

OPERATING REVENUES
Domestic electric	$855,790	$652,395
Natural gas	37,415	26,855
TOTAL	893,205	679,250

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	284,876	219,956
Purchased power	313,092	217,736
Nuclear refueling outage expenses	4,674	4,071
Other operation and maintenance	121,557	108,693
Decommissioning	2,622	2,298
Taxes other than income taxes	36,025	30,538
Depreciation and amortization	48,695	48,736
Other regulatory charges (credits) - net	269	(121)
TOTAL	811,810	631,907

OPERATING INCOME	81,395	47,343

OTHER INCOME
Allowance for equity funds used during construction	6,046	4,799
Interest and dividend income	8,103	3,435
Miscellaneous - net	(910)	651
TOTAL	13,239	8,885

INTEREST AND OTHER CHARGES
Interest on long-term debt	33,653	28,225
Other interest - net	2,096	1,985
Allowance for borrowed funds used during construction	(3,309)	(3,006)
TOTAL	32,440	27,204

INCOME BEFORE INCOME TAXES	62,194	29,024

Income taxes	17,145	5,675

NET INCOME	45,049	23,349

Preferred dividend requirements and other	1,022	1,063

EARNINGS APPLICABLE TO
COMMON STOCK	$44,027	$22,286

See Notes to Respective Financial Statements.

(Page left blank intentionally)

ENTERGY GULF STATES, INC.
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2006 and 2005
(Unaudited)

	2006	2005
	(In Thousands)

OPERATING ACTIVITIES
Net income	$45,049	$23,349
Adjustments to reconcile net income to net cash flow provided by operating activities:
Reserve for regulatory adjustments	6,087	11,848
Other regulatory charges (credits) - net	269	(121)
Depreciation, amortization, and decommissioning	51,317	51,034
Deferred income taxes and investment tax credits	(5,228)	4,346
Changes in working capital:
Receivables	120,195	21,439
Fuel inventory	(9,143)	5,864
Accounts payable	(17,833)	(38,927)
Taxes accrued	9,714	(6,108)
Interest accrued	(102)	1,917
Deferred fuel costs	27,723	33,983
Other working capital accounts	27,614	(10,142)
Provision for estimated losses and reserves	(769)	623
Changes in other regulatory assets	(106,199)	5,879
Other	(10,270)	7,381
Net cash flow provided by operating activities	138,424	112,365

INVESTING ACTIVITIES
Construction expenditures	(206,217)	(66,813)
Allowance for equity funds used during construction	6,046	4,799
Nuclear fuel purchases	(6,102)	(2)
Proceeds from sale/leaseback of nuclear fuel	5,391	54
Proceeds from nuclear decommissioning trust fund sales	20,360	7,409
Investment in nuclear decommissioning trust funds	(23,891)	(10,632)
Change in money pool receivable - net	64,011	-
Changes in other investments - net	915	2,629
Other regulatory investments	(13,622)	-
Net cash flow used in investing activities	(153,109)	(62,556)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	-	84,148
Retirement of long-term debt	-	(87,629)
Change in money pool payable - net	5,124	(40,090)
Redemption of preferred stock	(2,250)	(2,250)
Dividends paid:
Common stock	-	(4,400)
Preferred stock	(1,029)	(1,089)
Net cash flow provided by (used in) financing activities	1,845	(51,310)

Net decrease in cash and cash equivalents	(12,840)	(1,501)

Cash and cash equivalents at beginning of period	25,373	6,974

Cash and cash equivalents at end of period	$12,533	$5,473

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$33,485	$26,465

See Notes to Respective Financial Statements.

ENTERGY GULF STATES, INC.
BALANCE SHEETS
ASSETS
March 31, 2006 and December 31, 2005
(Unaudited)

	2006	2005
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$11,531	$7,341
Temporary cash investments - at cost,
which approximates market	1,002	18,032
Total cash and cash equivalents	12,533	25,373
Accounts receivable:
Customer	165,331	203,205
Allowance for doubtful accounts	(4,666)	(4,794)
Associated companies	36,566	90,223
Other	75,060	50,445
Accrued unbilled revenues	69,109	186,527
Total accounts receivable	341,400	525,606
Deferred fuel costs	168,141	254,950
Fuel inventory - at average cost	69,339	60,196
Materials and supplies - at average cost	116,039	112,544
Prepayments and other	42,807	36,996
TOTAL	750,259	1,015,665

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	317,787	310,779
Non-utility property - at cost (less accumulated depreciation)	96,676	91,589
Other	22,426	22,498
TOTAL	436,889	424,866

UTILITY PLANT
Electric	8,824,179	8,569,073
Natural gas	85,633	86,375
Construction work in progress	292,382	526,017
Nuclear fuel under capital lease	71,285	55,155
Nuclear fuel	11,338	11,338
TOTAL UTILITY PLANT	9,284,817	9,247,958
Less - accumulated depreciation and amortization	4,113,328	4,075,724
UTILITY PLANT - NET	5,171,489	5,172,234

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
SFAS 109 regulatory asset - net	460,047	459,136
Other regulatory assets	643,055	604,419
Deferred fuel costs	142,151	69,443
Long-term receivables	14,844	16,151
Other	43,624	41,195
TOTAL	1,303,721	1,190,344

TOTAL ASSETS	$7,662,358	$7,803,109

See Notes to Respective Financial Statements.

ENTERGY GULF STATES, INC.
BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY
March 31, 2006 and December 31, 2005
(Unaudited)

	2006	2005
	(In Thousands)

CURRENT LIABILITIES
Accounts payable:
Associated companies	$110,812	$100,313
Other	217,303	479,232
Customer deposits	64,067	57,756
Accumulated deferred income taxes	64,967	71,196
Nuclear refueling outage costs	19,101	15,548
Interest accrued	34,236	34,338
Obligations under capital leases	24,935	33,516
Other	33,664	14,945
TOTAL	569,085	806,844

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,639,602	1,619,890
Accumulated deferred investment tax credits	131,482	132,909
Obligations under capital leases	46,350	20,724
Other regulatory liabilities	40,873	37,482
Decommissioning and retirement cost liabilities	179,253	175,480
Transition to competition	79,098	79,098
Regulatory reserves	15,674	16,153
Accumulated provisions	68,191	67,747
Long-term debt	2,358,153	2,358,130
Preferred stock with sinking fund	11,700	13,950
Other	207,778	203,665
TOTAL	4,778,154	4,725,228

Commitments and Contingencies

SHAREHOLDERS' EQUITY
Preferred stock without sinking fund	47,327	47,327
Common stock, no par value, authorized 200,000,000
shares; issued and outstanding 100 shares in 2006 and 2005	114,055	114,055
Paid-in capital	1,457,486	1,457,486
Retained earnings	697,605	653,578
Accumulated other comprehensive income	(1,354)	(1,409)
TOTAL	2,315,119	2,271,037

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$7,662,358	$7,803,109

See Notes to Respective Financial Statements.

ENTERGY GULF STATES, INC.
STATEMENTS OF RETAINED EARNINGS AND COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2006 and 2005
(Unaudited)

	2006		2005
	(In Thousands)
RETAINED EARNINGS
Retained Earnings - Beginning of period	$653,578		$513,182

Add: Net Income	45,049	$45,049	23,349	$23,349

Deduct:
Dividends declared on common stock	-		4,400
Preferred dividend requirements and other	1,022	1,022	1,063	1,063
	1,022		5,463

Retained Earnings - End of period	$697,605		$531,068

ACCUMULATED OTHER COMPREHENSIVE
INCOME (LOSS) (Net of Taxes):
Balance at beginning of period:
Other accumulated comprehensive income items	($1,409)		$714

Net unrealized investment gains	55	55	8	8

Balance at end of period:
Other accumulated comprehensive income items	($1,354)		$722
Comprehensive Income		$44,082		$22,294

See Notes to Respective Financial Statements.

ENTERGY GULF STATES, INC.
SELECTED OPERATING RESULTS
For the Three Months Ended March 31, 2006 and 2005
(Unaudited)

			Increase/
Description	2006	2005	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$240	$196	$44	22
Commercial	210	159	51	32
Industrial	317	244	73	30
Governmental	13	10	3	30
Total retail	780	609	171	28
Sales for resale
Associated companies	27	26	1	4
Non-associated companies	52	32	20	63
Other	(3)	(15)	12	80
Total	$856	$652	$204	31

Billed Electric Energy
Sales (GWh):
Residential	2,096	2,155	(59)	(3)
Commercial	1,970	1,914	56	3
Industrial	3,679	3,981	(302)	(8)
Governmental	112	105	7	7
Total retail	7,857	8,155	(298)	(4)
Sales for resale
Associated companies	585	565	20	4
Non-associated companies	617	539	78	14
Total	9,059	9,259	(200)	(2)

ENTERGY LOUISIANA HOLDINGS, INC. AND ENTERGY LOUISIANA, LLC

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Hurricane Rita and Hurricane Katrina

See the Form 10-K for a discussion of the effects of Hurricanes Katrina and Rita, which caused catastrophic damage to Entergy Louisiana's service territory in August and September 2005, including the effect of extensive flooding that resulted from levee breaks in and around Entergy Louisiana's service territory. Following is an update to the discussion in the Form 10-K.

As discussed in the Form 10-K, in December 2005 a federal hurricane aid package became law that includes funding for Community Development Block Grants (CDBG) that allows state and local leaders to fund individual recovery priorities. The law permits funding for infrastructure restoration. It is uncertain how much funding, if any, will be designated for utility reconstruction and the timing of such decisions is also uncertain. The U.S. Department of Housing and Urban Development has allocated approximately $6.2 billion for Louisiana, $5.1 billion for Mississippi, and $74 million for Texas, and the states, in turn, will administer the grants. Entergy Louisiana is currently preparing an application to seek CDBG funding. In March 2006, Entergy Louisiana provided a justification statement to state and local officials. The statement, which will be reviewed by the Louisiana Recovery Authority, includes the estimated costs of Hurricanes Katrina and Rita damage. The statement includes justification for a request for $472 million in CDBG funding.

Results of Operations

Net income for the three months ended March 31, 2006 for Entergy Louisiana, LLC differs from the net income for the three months ended March 31, 2006 for Entergy Louisiana Holdings, Inc. and Subsidiaries almost entirely due to income tax expense. Because income before income taxes differs by an immaterial amount, the discussion below applies to both Entergy Louisiana, LLC and Entergy Louisiana Holdings, except where specifically noted.

Net Income

Net income increased for the first quarter of 2006 compared to the first quarter of 2005 primarily due to lower depreciation and amortization expenses, higher other income, lower other operation and maintenance expenses, and higher net revenue.

Net Revenue

Net revenue, which is Entergy Louisiana's measure of gross margin, consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory credits. Following is an analysis of the change in net revenue comparing the first quarter of 2006 to the first quarter of 2005.

Amount
(In Millions)

2005 net revenue	$184.6
Net wholesale revenue	6.3
Rate refund provisions	5.5
Price applied to unbilled sales	3.4
Storm cost recovery	2.1
Volume/weather	(21.5)
Other	7.2
2006 net revenue	$187.6

The net wholesale revenue variance is primarily due to the sale of 75% of Perryville generation to Entergy Gulf States pursuant to a long-term purchased power agreement.

The rate refund provisions variance is primarily due to provisions recorded in the first quarter of 2005 as a result of the LPSC staff and Entergy Louisiana proposed settlement in March 2005, which settlement was approved by the LPSC in the second quarter of 2005.

The price applied to unbilled sales variance is due to a decrease in the fuel cost component included in the price applied to unbilled sales in 2005. See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" herein for a discussion of the accounting for unbilled revenues.

The storm cost recovery variance is due to the LPSC order for the interim recovery of storm costs. Refer to "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends - State and Local Rate Regulation" in the Form 10-K for a discussion of Entergy Louisiana's filing with the LPSC regarding storm cost recovery.

The volume/weather variance is due to a decrease in usage in all sectors primarily due to load losses caused by Hurricane Katrina and the effect of less favorable weather in 2006.

Gross operating revenues and fuel and purchased power expenses

Gross operating revenues increased primarily due to:

  an increase of $64.8 million in gross wholesale revenue due to increased sales to affiliated systems and the sale of a portion of the generation from Perryville;
  an increase of $16.1 million in fuel cost recovery revenues due to higher fuel rates;
  an increase of $5.5 million in rate refund provisions, as discussed above; and
  an increase of $3.4 million in the price applied to unbilled sales, as discussed above.

The increase was offset by the volume/weather variance discussed above.

Fuel and purchased power expenses increased primarily due to:

  an increase in the market prices of natural gas and purchased power; and
  an increase in the recovery from customers of deferred fuel costs.

Other Income Statement Variances

Other operation and maintenance expenses decreased primarily due to:

  a decrease of $3.7 million primarily due to timing of vegetation management spending; and
  a decrease of $3.2 million in the timing of routine fossil plant maintenance outages and substation maintenance.

The decrease was partially offset by the following:

  an increase of $2.3 million in customer service support costs; and
  an increase of $1.8 million in storm reserves in connection with the March 2005 rate case.

Depreciation and amortization expenses decreased primarily due to a change in the depreciation rate for Waterford 3 as approved by the LPSC effective April 2005 and a revision of estimated depreciable lives involving certain intangible assets.

Other income increased primarily due to:

  an increase in the allowance for equity funds used during construction due to an increase in construction work in progress as a result of Hurricanes Katrina and Rita;
  an increase related to additional proceeds received from the radwaste settlement discussed in "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYIS - Significant Factors and Known Trends - Central States Compact Claim" in the Form 10-K; and
  an increase in interest earned on deferred capacity charges.

Preferred stock dividend requirements increased due to the issuance of $100 million of preferred membership interests by Entergy Louisiana, LLC on December 31, 2005.

Income Taxes

The effective income tax rates for the first quarter of 2006 for Entergy Louisiana Holdings, Inc. and Subsidiaries and Entergy Louisiana, LLC were 54.6% and 39.9%, respectively. The difference in the effective income tax rate for the first quarter 2006 for Entergy Louisiana Holdings versus the federal statutory rate of 35.0% is primarily due to book and tax differences related to utility plant, a federal tax reserve adjustment, and state income taxes, partially offset by book and tax differences related to the allowance for funds used during construction and the amortization of investment tax credits. The difference in the effective income tax rate for the first quarter 2006 for Entergy Louisiana, LLC versus the federal statutory rate of 35.0% is primarily due to state income taxes and book and tax differences related to utility plant, partially offset by book and tax differences related to the allowance for funds used during construction and the amortization of investment tax credits.

The effective income tax rate for the first quarter of 2005 for Entergy Louisiana Holdings, Inc. and Subsidiaries and Entergy Louisiana, LLC was 32.1%. The difference in the effective income tax rate for the first quarter of 2005 versus the federal statutory rate of 35.0% is primarily due to the amortization of investment tax credits and book and tax differences related to the allowance for funds used during construction, partially offset by state income taxes and book and tax differences related to utility plant.

Liquidity and Capital Resources

Cash Flow

Because cash and cash equivalents at the end of period and cash flow provided by operating activities for the three months ended March 31, 2006 for Entergy Louisiana, LLC differ by an immaterial amount from the table below, the discussion below applies to both Entergy Louisiana, LLC and Entergy Louisiana Holdings, except where specifically noted.

Cash flows for the first quarters of 2006 and 2005 for Entergy Louisiana Holdings were as follows:
	2006	2005
	(In Thousands)

Cash and cash equivalents at beginning of period	$107,285	$146,049

Cash flow provided by (used in):
Operating activities	192,480	71,644
Investing activities	(218,837)	(45,534)
Financing activities	(72,932)	(3,478)
Net increase (decrease) in cash and cash equivalents	(99,289)	22,632

Cash and cash equivalents at end of period	$7,996	$168,681

Operating Activities

Cash flow from operations increased $120.8 million for the first quarter of 2006 compared to the first quarter of 2005 primarily due to timing of collections of receivables from customers, partially offset by decreased recovery of deferred fuel.

In the first quarter of 2006, Entergy Corporation received an income tax refund as a result of net operating loss carry back provisions contained in the Gulf Opportunity Zone Act of 2005, as discussed in Note 3 to the domestic utilities companies and System Energy financial statements in the Form 10-K. In accordance with Entergy's intercompany tax allocation agreement, in April 2006 Entergy Corporation distributed $102 million of the refund to Entergy Louisiana Holdings.

Investing Activities

The increase of $173.3 million in net cash used by investing activities for the first quarter of 2006 compared to the first quarter of 2005 is primarily due to:

  an increase in distribution and transmission construction expenditures due to Hurricanes Katrina and Rita;
  an increase of $9.8 million in capacity costs that have been deferred and are expected to be recovered over a period greater than twelve months; and
  money pool activity.

The increases were offset by decreased spending on certain fossil and nuclear projects.

Financing Activities

The increase of $69.5 million in net cash used for financing activities in the first quarter of 2006 compared to the first quarter of 2005 is primarily due to:

  payment of $40 million on a credit facility in 2006; and
  money pool activity.

Capital Structure

Entergy Louisiana's capitalization is balanced between equity and debt, as shown in the following table. The decrease in debt to capital for Entergy Louisiana, LLC is primarily due to an increase in members' equity due to additional equity from its parent because of a revision in the estimate of the tax liabilities allocated to Entergy Louisiana Holdings in the merger-by-division that created Entergy Louisiana, LLC.

	Entergy Louisiana Holdings		Entergy Louisiana, LLC
	March 31, 2006	December 31, 2005	March 31, 2006	December 31, 2005

Net debt to net capital	49.2%	48.4%	48.5%	49.2%
Effect of subtracting cash from debt	0.2%	2.2%	0.2%	2.1%
Debt to capital	49.4%	50.6%	48.7%	51.3%

Net debt consists of debt less cash and cash equivalents. Debt consists of notes payable, capital lease obligations, and long-term debt, including the currently maturing portion. Capital consists of debt and shareholders' or members' equity. Net capital consists of capital less cash and cash equivalents. Entergy Louisiana uses the net debt to net capital ratio in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy Louisiana's financial condition.

Uses and Sources of Capital

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy Louisiana's uses and sources of capital.

Entergy Louisiana's receivables from or (payables to) the money pool were as follows:
March 31, 2006	December 31, 2005	March 31, 2005	December 31, 2004
(In Thousands)

($38,871)	($68,677)	$29,378	$40,549

See Note 4 to the domestic utility companies and System Energy financial statements in the Form 10-K for a description of the money pool.

In April 2006, Entergy Louisiana's $85 million credit facility expired and has not been renewed at this time. Entergy Louisiana's $15 million credit facility will expire in May 2006. Entergy Louisiana does not intend to renew that facility when it expires.

Entergy Louisiana Holdings Preferred Stock Redemption

As discussed in the Form 10-K, Entergy Louisiana Holdings expected to redeem or repurchase and retire its preferred stock within three to nine months of the effective date of the merger-by-division, and thereafter amend its charter to eliminate authority to issue preferred stock. Entergy Louisiana Holdings now expects to redeem the preferred stock before the end of the second quarter 2006.

Any redemption of preferred stock by Entergy Louisiana Holdings will be made at the following respective redemption prices as provided in the Entergy Louisiana Holdings amended and restated articles of incorporation:
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

Significant Factors and Known Trends

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends" in the Form 10-K for a discussion of state and local rate regulation, federal regulation and proceedings, the Energy Policy Act of 2005, utility restructuring, market and credit risks, nuclear matters, environmental risks, and litigation risks.

Federal Regulation

System Agreement Proceedings

See Entergy Corporation and Subsidiaries' "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends - Federal Regulation - System Agreement Litigation" for an update regarding the proceeding at FERC involving the System Agreement.

Independent Coordinator of Transmission (ICT)

See Entergy Corporation and Subsidiaries' "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends - Federal Regulation - Independent Coordinator of Transmission" for an update regarding Entergy's ICT proposal.

Critical Accounting Estimates

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy Louisiana's accounting for nuclear decommissioning costs, unbilled revenue, and qualified pension and other postretirement costs. Following is an update to that discussion.

Unbilled Revenue

Effective January 1, 2006, Entergy Louisiana reclassified the fuel component of unbilled accounts receivable to deferred fuel and will no longer include the fuel component in its unbilled revenue calculation, which is in accordance with regulatory treatment.

ENTERGY LOUISIANA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three Months Ended March 31, 2006 and 2005
(Unaudited)

	2006	2005
	(In Thousands)

OPERATING REVENUES
Domestic electric	$552,057	$480,673

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	204,004	137,777
Purchased power	176,614	171,306
Nuclear refueling outage expenses	4,234	3,424
Other operation and maintenance	84,102	88,638
Decommissioning	4,196	5,717
Taxes other than income taxes	16,006	18,357
Depreciation and amortization	42,085	51,808
Other regulatory credits - net	(16,138)	(13,084)
TOTAL	515,103	463,943

OPERATING INCOME	36,954	16,730

OTHER INCOME
Allowance for equity funds used during construction	5,587	2,537
Interest and dividend income	5,715	3,066
Miscellaneous - net	(798)	(367)
TOTAL	10,504	5,236

INTEREST AND OTHER CHARGES
Interest on long-term debt	20,378	17,839
Other interest - net	1,708	3,019
Allowance for borrowed funds used during construction	(3,851)	(1,499)
TOTAL	18,235	19,359

INCOME BEFORE INCOME TAXES	29,223	2,607

Income taxes	15,959	836

NET INCOME	13,264	1,771

Preferred dividend requirements and other	3,416	1,678

EARNINGS APPLICABLE TO
COMMON STOCK	$9,848	$93

See Notes to Respective Financial Statements.

(Page left blank intentionally)

ENTERGY LOUISIANA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2006 and 2005
(Unaudited)

	2006	2005
	(In Thousands)

OPERATING ACTIVITIES
Net income	$13,264	$1,771
Adjustments to reconcile net income to net cash flow provided by operating activities:
Reserve for regulatory adjustments	(185)	5,287
Other regulatory credits - net	(16,138)	(13,084)
Depreciation, amortization, and decommissioning	46,281	57,525
Deferred income taxes and investment tax credits	27,831	(8,913)
Changes in working capital:
Receivables	143,629	(278)
Accounts payable	(42,366)	(24,415)
Taxes accrued	(10,454)	21,343
Interest accrued	(2,397)	1,783
Deferred fuel costs	1,507	27,559
Other working capital accounts	27,207	(18,853)
Provision for estimated losses and reserves	1,067	1,926
Changes in other regulatory assets	23,903	(8,651)
Other	(20,669)	28,644
Net cash flow provided by operating activities	192,480	71,644

INVESTING ACTIVITIES
Construction expenditures	(211,398)	(55,368)
Allowance for equity funds used during construction	5,587	2,537
Nuclear fuel purchases	-	(40,291)
Proceeds from the sale/leaseback of nuclear fuel	-	40,291
Proceeds from nuclear decommissioning trust fund sales	7,187	4,237
Investment in nuclear decommissioning trust funds	(10,117)	(8,111)
Change in money pool receivable - net	(270)	11,171
Other regulatory investments	(9,826)	-
Net cash flow used in investing activities	(218,837)	(45,534)

FINANCING ACTIVITIES
Change in money pool payable - net	(29,806)	-
Changes in short-term borrowings	(40,000)	-
Dividends paid:
Common stock	-	(1,800)
Preferred stock	(3,126)	(1,678)
Net cash flow used in financing activities	(72,932)	(3,478)

Net increase (decrease) in cash and cash equivalents	(99,289)	22,632

Cash and cash equivalents at beginning of period	107,285	146,049

Cash and cash equivalents at end of period	$7,996	$168,681

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$23,521	$18,285

See Notes to Respective Financial Statements.

ENTERGY LOUISIANA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
March 31, 2006 and December 31, 2005
(Unaudited)

	2006	2005
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents	$7,996	$107,285
Accounts receivable:
Customer	106,873	176,169
Allowance for doubtful accounts	(5,342)	(6,141)
Associated companies	39,177	24,453
Other	17,411	12,553
Accrued unbilled revenues	55,465	149,908
Total accounts receivable	213,584	356,942
Deferred fuel costs	-	21,885
Accumulated deferred income taxes	-	3,884
Materials and supplies - at average cost	94,759	92,275
Deferred nuclear refueling outage costs	10,567	15,337
Prepayments and other	183,474	185,416
TOTAL	510,380	783,024

OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity	14,230	14,230
Decommissioning trust funds	193,616	187,101
Non-utility property - at cost (less accumulated depreciation)	20,973	21,019
Other	4	4
TOTAL	228,823	222,354

UTILITY PLANT
Electric	6,496,314	6,233,711
Property under capital lease	250,610	250,610
Construction work in progress	169,114	415,475
Nuclear fuel under capital lease	49,306	58,492
TOTAL UTILITY PLANT	6,965,344	6,958,288
Less - accumulated depreciation and amortization	2,839,380	2,805,944
UTILITY PLANT - NET	4,125,964	4,152,344

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
SFAS 109 regulatory asset - net	81,957	104,893
Other regulatory assets	533,674	498,542
Deferred fuel costs	67,998	-
Long-term receivables	8,222	8,222
Other	38,357	32,523
TOTAL	730,208	644,180

TOTAL ASSETS	$5,595,375	$5,801,902

See Notes to Respective Financial Statements.

ENTERGY LOUISIANA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY
March 31, 2006 and December 31, 2005
(Unaudited)

	2006	2005
	(In Thousands)

CURRENT LIABILITIES
Notes payable	$-	$40,000
Accounts payable:
Associated companies	101,131	121,382
Other	207,071	398,507
Customer deposits	65,563	66,705
Accumulated deferred income taxes	12,467	-
Interest accrued	26,045	28,442
Deferred fuel costs	47,620	-
Obligations under capital leases	33,463	22,753
Other	35,555	8,721
TOTAL	528,915	686,510

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	2,030,461	2,055,083
Accumulated deferred investment tax credits	91,640	92,439
Obligations under capital leases	15,843	35,740
Other regulatory liabilities	41,668	58,129
Decommissioning	225,487	221,291
Accumulated provisions	94,232	93,165
Long-term debt	1,169,746	1,172,400
Other	147,050	146,576
TOTAL	3,816,127	3,874,823

Commitments and Contingencies

SHAREHOLDERS' EQUITY
Preferred stock without sinking fund	200,500	200,500
Common stock, no par value, authorized 250,000,000
shares; issued 165,173,180 shares in 2006
and 2005	1,088,900	1,088,900
Capital stock expense and other	(3,820)	(3,736)
Retained earnings	84,753	74,905
Less - treasury stock, at cost (18,202,573 shares in 2006 and 2005)	120,000	120,000
TOTAL	1,250,333	1,240,569

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$5,595,375	$5,801,902

See Notes to Respective Financial Statements.

ENTERGY LOUISIANA HOLDINGS, INC. AND SUBSIDIARIES AND ENTERGY LOUISIANA, LLC
SELECTED OPERATING RESULTS
For the Three Months Ended March 31, 2006 and 2005
(Unaudited)

			Increase/
Description	2006	2005	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$161	$165	($4)	(2)
Commercial	119	115	4	3
Industrial	193	189	4	2
Governmental	11	10	1	10
Total retail	484	479	5	1
Sales for resale
Associated companies	80	16	64	400
Non-associated companies	2	2	-	-
Other	(14)	(16)	2	13
Total	$552	$481	$71	15

Billed Electric Energy
Sales (GWh):
Residential	1,771	1,929	(158)	(8)
Commercial	1,246	1,287	(41)	(3)
Industrial	2,894	3,115	(221)	(7)
Governmental	111	118	(7)	(6)
Total retail	6,022	6,449	(427)	(7)
Sales for resale
Associated companies	723	145	578	399
Non-associated companies	14	15	(1)	(7)
Total	6,759	6,609	150	2

ENTERGY LOUISIANA, LLC
INCOME STATEMENTS
For the Three Months Ended March 31, 2006 and 2005
(Unaudited)

	2006	2005
	(In Thousands)

OPERATING REVENUES
Domestic electric	$552,057	$480,673

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	204,004	137,777
Purchased power	176,614	171,306
Nuclear refueling outage expenses	4,234	3,424
Other operation and maintenance	84,102	88,638
Decommissioning	4,196	5,717
Taxes other than income taxes	16,006	18,357
Depreciation and amortization	42,085	51,808
Other regulatory credits - net	(16,138)	(13,084)
TOTAL	515,103	463,943

OPERATING INCOME	36,954	16,730

OTHER INCOME
Allowance for equity funds used during construction	5,587	2,537
Interest and dividend income	5,442	3,066
Miscellaneous - net	(798)	(367)
TOTAL	10,231	5,236

INTEREST AND OTHER CHARGES
Interest on long-term debt	20,378	17,839
Other interest - net	1,708	3,019
Allowance for borrowed funds used during construction	(3,851)	(1,499)
TOTAL	18,235	19,359

INCOME BEFORE INCOME TAXES	28,950	2,607

Income taxes	11,554	836

NET INCOME	17,396	1,771

Preferred dividend requirements and other	1,738	-

EARNINGS APPLICABLE TO
COMMON EQUITY	$15,658	$1,771

See Notes to Respective Financial Statements.

(Page left blank intentionally)

ENTERGY LOUISIANA, LLC
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2006 and 2005
(Unaudited)

	2006	2005
	(In Thousands)

OPERATING ACTIVITIES
Net income	$17,396	$1,771
Adjustments to reconcile net income to net cash flow provided by operating activities:
Reserve for regulatory adjustments	(185)	5,287
Other regulatory credits - net	(16,138)	(13,084)
Depreciation, amortization, and decommissioning	46,281	57,525
Deferred income taxes and investment tax credits	27,831	(8,913)
Changes in working capital:
Receivables	143,629	(278)
Accounts payable	(42,366)	(24,415)
Taxes accrued	(14,859)	21,343
Interest accrued	(2,397)	1,783
Deferred fuel costs	1,507	27,559
Other working capital accounts	27,207	(18,853)
Provision for estimated losses and reserves	1,067	1,926
Changes in other regulatory assets	23,903	(8,651)
Other	(20,666)	26,966
Net cash flow provided by operating activities	192,210	69,966

INVESTING ACTIVITIES
Construction expenditures	(211,398)	(55,368)
Allowance for equity funds used during construction	5,587	2,537
Nuclear fuel purchases	-	(40,291)
Proceeds from the sale/leaseback of nuclear fuel	-	40,291
Proceeds from nuclear decommissioning trust fund sales	7,187	4,237
Investment in nuclear decommissioning trust funds	(10,117)	(8,111)
Change in money pool receivable - net	-	11,171
Other regulatory investments	(9,826)	-
Net cash flow used in investing activities	(218,567)	(45,534)

FINANCING ACTIVITIES
Change in money pool payable - net	(29,806)	-
Changes in short-term borrowings	(40,000)	-
Distributions paid:
Preferred membership interests	(1,448)	-
Common equity	-	(1,800)
Net cash flow used in financing activities	(71,254)	(1,800)

Net increase (decrease) in cash and cash equivalents	(97,611)	22,632

Cash and cash equivalents at beginning of period	105,285	146,049

Cash and cash equivalents at end of period	$7,674	$168,681

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$23,521	$18,285

See Notes to Respective Financial Statements.

ENTERGY LOUISIANA, LLC
BALANCE SHEETS
ASSETS
March 31, 2006 and December 31, 2005
(Unaudited)

	2006	2005
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents	$7,674	$105,285
Accounts receivable:
Customer	106,873	176,169
Allowance for doubtful accounts	(5,342)	(6,141)
Associated companies	38,904	24,453
Other	17,411	12,553
Accrued unbilled revenues	55,465	149,908
Total accounts receivable	213,311	356,942
Deferred fuel costs	-	21,885
Accumulated deferred income taxes	-	3,884
Materials and supplies - at average cost	94,759	92,275
Deferred nuclear refueling outage costs	10,567	15,337
Prepayments and other	5,834	173,055
TOTAL	332,145	768,663

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	193,616	187,101
Non-utility property - at cost (less accumulated depreciation)	1,806	1,852
Other	4	4
TOTAL	195,426	188,957

UTILITY PLANT
Electric	6,496,314	6,233,711
Property under capital lease	250,610	250,610
Construction work in progress	169,114	415,475
Nuclear fuel under capital lease	49,306	58,492
TOTAL UTILITY PLANT	6,965,344	6,958,288
Less - accumulated depreciation and amortization	2,839,380	2,805,944
UTILITY PLANT - NET	4,125,964	4,152,344

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
SFAS 109 regulatory asset - net	81,957	104,893
Other regulatory assets	634,582	599,451
Deferred fuel costs	67,998	-
Long-term receivables	8,222	8,222
Other	38,357	32,523
TOTAL	831,116	745,089

TOTAL ASSETS	$5,484,651	$5,855,053

See Notes to Respective Financial Statements.

ENTERGY LOUISIANA, LLC
BALANCE SHEETS
LIABILITIES AND MEMBERS' EQUITY
March 31, 2006 and December 31, 2005
(Unaudited)

	2006	2005
	(In Thousands)

CURRENT LIABILITIES
Notes payable	$-	$40,000
Accounts payable:
Associated companies	101,131	121,382
Other	207,071	398,507
Customer deposits	65,563	66,705
Taxes accrued	35,756	88,548
Accumulated deferred income taxes	12,467	-
Interest accrued	26,045	28,442
Deferred fuel costs	47,620	-
Obligations under capital leases	33,463	22,753
Other	35,555	8,721
TOTAL	564,671	775,058

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,847,878	2,055,083
Accumulated deferred investment tax credits	91,640	92,439
Obligations under capital leases	15,843	35,740
Other regulatory liabilities	41,668	58,129
Decommissioning	225,487	221,291
Accumulated provisions	94,232	93,165
Long-term debt	1,169,746	1,172,400
Other	147,050	146,576
TOTAL	3,633,544	3,874,823

Commitments and Contingencies

MEMBERS' EQUITY
Preferred membership interests without sinking fund	100,000	100,000
Members' equity	1,186,436	1,105,172
TOTAL	1,286,436	1,205,172

TOTAL LIABILITIES AND MEMBERS' EQUITY	$5,484,651	$5,855,053

See Notes to Respective Financial Statements.

ENTERGY LOUISIANA, LLC
STATEMENTS OF MEMBERS' EQUITY
For the Three Months Ended March 31, 2006 and 2005
(Unaudited)

	2006	2005
	(In Thousands)
MEMBERS' EQUITY
Members' Equity - Beginning of period	$1,105,172	$1,032,703

Add:
Net income	17,396	1,771
Additional equity from parent	65,703	-
	83,099	1,771

Deduct:
Distributions declared:
Common equity	-	1,800
Preferred membership interests	1,738	-
Other	97	-
	1,835	1,800

Members' Equity - End of period	$1,186,436	$1,032,674

See Notes to Respective Financial Statements.

ENTERGY MISSISSIPPI, INC.

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Hurricane Katrina

See the Form 10-K for a discussion of the effects of Hurricane Katrina, which hit Entergy Mississippi's service territory in August 2005 causing power outages and significant infrastructure damage to Entergy Mississippi's distribution and transmission systems. See State and Local Rate Regulation below for an update on activity directed towards recovery of Entergy Mississippi's storm restoration costs.

Results of Operations

Net income decreased $3.9 million for the first quarter of 2006 compared to the first quarter 2005 primarily due to increased taxes other than income taxes, increased interest expense, and decreased net revenue, partially offset by decreased depreciation and amortization expense and lower effective income tax rate.

Net Revenue

Net revenue, which is Entergy Mississippi's measure of gross margin, consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory (credits) or charges. Following is an analysis of the change in net revenue comparing the first quarter of 2006 to the first quarter of 2005.

Amount
(In Millions)

2005 net revenue	$91.5
Deferral of Attala costs	7.9
Fuel expenses recovered in base rates	(3.6)
Reserve equalization	(2.2)
Other	(3.3)
2006 net revenue	$90.3

The deferral of Attala costs variance is primarily due to the under-recovery of Attala power plant costs that will be recovered through the power management rider during the second quarter of 2006. The net income effect of this cost deferral is partially offset in other operation and maintenance expenses, depreciation expense, and taxes other than income taxes.

Fuel expenses recovered in base rates decreased net revenue primarily due to increases in fuel procurement and storage-related costs.

The reserve equalization variance is primarily due to changes in the Entergy System generation mix compared to the same period in 2005 and a revision of reserve equalization payments among Entergy companies due to a FERC ruling regarding the inclusion of interruptible loads in reserve equalization calculations.

Gross operating revenues, fuel and purchased power expenses, and other regulatory charges

Gross operating revenues increased primarily due to an increase in fuel cost recovery revenues due to higher fuel rates.

Fuel and purchased power expenses increased primarily due to the over-recovery of fuel and purchased power costs coupled with an increase in the market price of oil and purchased power.

Other regulatory credits increased primarily due to the turnaround of gains recorded on gas hedging contracts, which has no effect on net income, in addition to the under-recovery of Attala costs discussed above.

Other Income Statement Variances

Taxes other than income taxes increased $3.8 million primarily due to higher assessed values for ad valorem tax purposes and higher franchise taxes in 2006.

Interest expense increased primarily due to additional long-term debt issued to finance the Attala power plant purchase.

Income Taxes

The effective income tax rates for the first quarters of 2006 and 2005 were 0.4% and 29.6%, respectively. The difference in the effective tax rate for the first quarter of 2006 versus the federal statutory rate of 35.0% is primarily due to book and tax differences related to the allowance for funds used during construction, amortization of investment tax credits, and book and tax differences related to utility plant items. The difference in the effective tax rate for the first quarter of 2005 versus the federal statutory rate of 35% is primarily due to amortization of investment tax credits and book and tax differences related to the allowance for funds used during construction, partially offset by state income taxes and tax differences related to utility plant items.

Liquidity and Capital Resources

Cash Flow

Cash flows for the first quarters of 2006 and 2005 were as follows:
	2006	2005
	(In Thousands)

Cash and cash equivalents at beginning of period	$4,523	$80,396

Cash flow provided by (used in):
Operating activities	60,292	32,573
Investing activities	(135,611)	(30,545)
Financing activities	80,199	(6,342)
Net increase (decrease) in cash and cash equivalents	4,880	(4,314)

Cash and cash equivalents at end of period	$9,403	$76,082

Operating Activities

Cash flow from operations increased $27.7 million for the first quarter of 2006 compared to the first quarter of 2005 primarily due to increased collection of deferred fuel and purchased power costs, partially offset by the timing of payments to vendors.

In the first quarter of 2006, Entergy Corporation received an income tax refund as a result of net operating loss carry back provisions contained in the Gulf Opportunity Zone Act of 2005, as discussed in Note 3 to the domestic utilities companies and System Energy financial statements in the Form 10-K. In accordance with Entergy's intercompany tax allocation agreement, in April 2006 Entergy Corporation distributed $66 million of the refund to Entergy Mississippi.

Investing Activities

Net cash used in investing activities increased $105.1 million for the first quarter of 2006 compared to the first quarter of 2005 primarily due to the purchase of the 480 MW Attala power plant for $88 million in January 2006 and also due to storm-related spending.

Financing Activities

Net cash provided by financing activities increased $86.5 million for the first quarter of 2006 compared to the first quarter of 2005 primarily due to the net issuance of $99 million of long-term debt during 2006 and a decrease of $5.5 million in common stock dividends paid, partially offset by a decrease in money pool payables of $18.3 million.

Capital Structure

Entergy Mississippi's capitalization is balanced between equity and debt, as shown in the following table. The increase in the debt to capital percentage as of March 31, 2006 is primarily due to the issuance of $100 million of First Mortgage Bonds in January 2006.

	March 31, 2006	December 31, 2005

Net debt to net capital	55.7%	52.6%
Effect of subtracting cash from debt	0.2%	0.1%
Debt to capital	55.9%	52.7%

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

See the table in the Form 10-K under "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYIS - Liquidity and Capital Resources - Uses of Capital" which sets forth the amounts of Entergy Mississippi's planned construction and other capital investments for 2006 through 2008. In January 2006, Entergy Mississippi purchased for $88 million the Attala power plant, a 480 MW natural gas-fired, combined-cycle generating facility owned by Central Mississippi Generating Company. Entergy Mississippi plans to invest approximately $20 million in facility upgrades at the Attala plant plus $3 million in other costs, bringing the total capital cost of the project to approximately $111 million. In November 2005, the MPSC issued an order approving the acquisition of the Attala plant. In December 2005, the MPSC issued an order approving the investment cost recovery through the power management rider and limited the recovery through the rider to a period that begins with the closing date of the purchase and ends the earlier of the date costs are incorporated into base rates or December 31, 2006. The planned construction and other capital investments line includes the majority of the estimated cost of the Attala acquisition as a 2006 capital commitment.

Entergy Mississippi's receivables from or (payables to) the money pool were as follows:

March 31, 2006	December 31, 2005	March 31, 2005	December 31, 2004
(In Thousands)

($65,732)	($84,066)	$13,111	$21,584

See Note 4 to the domestic utility companies and System Energy financial statements in the Form 10-K for a description of the money pool.

As discussed in the Form 10-K, Entergy Mississippi has a credit facility in the amount of $25 million that expires in May 2006. Borrowings on the credit facility may be secured by a security interest in Entergy Mississippi's receivables. Entergy Mississippi expects to renew its credit facility prior to expiration.

In January 2006, Entergy Mississippi issued $100 million of 5.92% Series of First Mortgage Bonds due February 2016. Entergy Mississippi used the proceeds to purchase the Attala power plant and to repay short-term indebtedness.

Significant Factors and Known Trends

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends" in the Form 10-K for a discussion of, state and local rate regulation, federal regulation and proceedings and the Energy Policy Act of 2005, and market and credit risks. The following are updates to the information provided in the Form 10-K.

State and Local Rate Regulation

In March 2006, Entergy Mississippi made its annual scheduled formula rate plan filing with the MPSC.  The filing was amended by an April 2006 filing.  The amended filing shows that an increase of $3.1 million in electric revenues is warranted.  The MPSC Public Utilities Staff indicated in April 2006 that it is still reviewing the filing.  Provisions in the formula rate plan afford more time for Staff review, and it is anticipated that the review will be complete during the second quarter 2006.  A formula rate plan rate adjustment, if any, could be implemented as soon as July 2006.

As discussed in the Form 10-K, in December 2005, Entergy Mississippi filed with the MPSC a Notice of Intent to change rates by implementing a Storm Damage Rider to recover storm damage restoration costs associated with Hurricanes Katrina and Rita totaling approximately $84 million as of November 30, 2005.  In February 2006, Entergy Mississippi filed an Application for an Accounting Order seeking certification by the MPSC of Entergy Mississippi's remaining $36 million of storm restoration costs not included in the December 2005 filing. In March 2006, the Governor signed into law the Hurricane Katrina Electric Utility Customer Relief and Electric Utility System Restoration Act that establishes a mechanism by which the MPSC may authorize and certify an electric utility financing order and the state may issue general obligation bonds to pay the costs of repairing damage to the systems of investor-owned electric utilities caused by Hurricane Katrina (commonly referred to as securitization).  Because of the passage of this act and the possibility of Entergy Mississippi obtaining Community Development Block Grant funds for Hurricane Katrina storm restoration costs, in March 2006, the MPSC issued an order approving a Joint Stipulation between Entergy Mississippi and the Mississippi Public Utilities Staff that provided for the review of Entergy Mississippi's total storm restoration costs in the Application for an Accounting Order proceeding.  The Stipulation also set out a revised procedural schedule and states that the procedural schedule of the December 2005 Notice of Intent filing should be suspended until the MPSC issues a final order in the Application for an Accounting Order proceeding and there is resolution regarding Community Development Block Grant funds and securitization.  A hearing on Entergy Mississippi's Application for an Accounting Order is set for June 7, 2006 and the procedural schedule calls for an order being issued by June 23, 2006.

Federal Regulation

System Agreement Proceedings

See Entergy Corporation and Subsidiaries' "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends - Federal Regulation - System Agreement Litigation" for an update regarding the proceeding at FERC involving the System Agreement.

Independent Coordinator of Transmission (ICT)

See Entergy Corporation and Subsidiaries' "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends - Federal Regulation - Independent Coordinator of Transmission" for an update regarding Entergy's ICT proposal.

Critical Accounting Estimates

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy Mississippi's accounting for unbilled revenue and pension and other retirement costs.

ENTERGY MISSISSIPPI, INC.
INCOME STATEMENTS
For the Three Months Ended March 31, 2006 and 2005
(Unaudited)

	2006	2005
	(In Thousands)

OPERATING REVENUES
Domestic electric	$373,234	$251,246

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	179,157	43,367
Purchased power	124,426	116,058
Other operation and maintenance	40,965	40,981
Taxes other than income taxes	17,516	13,766
Depreciation and amortization	16,996	17,937
Other regulatory charges (credits) - net	(20,642)	365
TOTAL	358,418	232,474

OPERATING INCOME	14,816	18,772

OTHER INCOME
Allowance for equity funds used during construction	1,241	1,001
Interest and dividend income	229	638
Miscellaneous - net	(562)	(369)
TOTAL	908	1,270

INTEREST AND OTHER CHARGES
Interest on long-term debt	11,115	9,834
Other interest - net	2,112	617
Allowance for borrowed funds used during construction	(814)	(663)
TOTAL	12,413	9,788

INCOME BEFORE INCOME TAXES	3,311	10,254

Income taxes	14	3,032

NET INCOME	3,297	7,222

Preferred dividend requirements and other	707	842

EARNINGS APPLICABLE TO
COMMON STOCK	$2,590	$6,380

See Notes to Respective Financial Statements.

ENTERGY MISSISSIPPI, INC.
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2006 and 2005
(Unaudited)

	2006	2005
	(In Thousands)

OPERATING ACTIVITIES
Net income	$3,297	$7,222
Adjustments to reconcile net income to net cash flow provided by operating activities:
Other regulatory charges (credits) - net	(20,642)	365
Depreciation and amortization	16,996	17,937
Deferred income taxes and investment tax credits	(32,012)	(695)
Changes in working capital:
Receivables	14,211	20,843
Fuel inventory	(3,103)	1,696
Accounts payable	(53,206)	(15,008)
Taxes accrued	6,095	(22,845)
Interest accrued	1,323	3,940
Deferred fuel costs	123,076	17,714
Other working capital accounts	17,471	(13,617)
Provision for estimated losses and reserves	(23)	19
Changes in other regulatory assets	(14,621)	2,181
Other	1,430	12,821
Net cash flow provided by operating activities	60,292	32,573

INVESTING ACTIVITIES
Construction expenditures	(48,653)	(31,546)
Payment for purchase of plant	(88,199)	-
Allowance for equity funds used during construction	1,241	1,001
Net cash flow used in investing activities	(135,611)	(30,545)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	99,240	-
Change in money pool payable - net	(18,334)	-
Dividends paid:
Common stock	-	(5,500)
Preferred stock	(707)	(842)
Net cash flow provided by (used in) financing activities	80,199	(6,342)

Net increase (decrease) in cash and cash equivalents	4,880	(4,314)

Cash and cash equivalents at beginning of period	4,523	80,396

Cash and cash equivalents at end of period	$9,403	$76,082

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$11,390	$5,990

ENTERGY MISSISSIPPI, INC.
BALANCE SHEETS
ASSETS
March 31, 2006 and December 31, 2005
(Unaudited)

	2006	2005
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents	$9,403	$4,523
Accounts receivable:
Customer	97,397	102,202
Allowance for doubtful accounts	(1,707)	(1,826)
Associated companies	4,724	5,415
Other	9,961	9,254
Accrued unbilled revenues	24,171	33,712
Total accounts receivable	134,546	148,757
Deferred fuel costs	-	113,956
Accumulated deferred income taxes	23,032	-
Fuel inventory - at average cost	6,190	3,087
Materials and supplies - at average cost	24,536	21,521
Prepayments and other	63,738	62,759
TOTAL	261,445	354,603

OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity	5,531	5,531
Non-utility property - at cost (less accumulated depreciation)	6,165	6,199
TOTAL	11,696	11,730

UTILITY PLANT
Electric	2,626,568	2,473,035
Property under capital lease	39	50
Construction work in progress	59,917	119,354
TOTAL UTILITY PLANT	2,686,524	2,592,439
Less - accumulated depreciation and amortization	896,869	886,687
UTILITY PLANT - NET	1,789,655	1,705,752

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
SFAS 109 regulatory asset - net	16,484	17,073
Other regulatory assets	218,770	186,197
Long-term receivable	3,270	3,270
Other	34,983	32,418
TOTAL	273,507	238,958

TOTAL ASSETS	$2,336,303	$2,311,043

See Notes to Respective Financial Statements.

ENTERGY MISSISSIPPI, INC.
BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY
March 31, 2006 and December 31, 2005
(Unaudited)

	2006	2005
	(In Thousands)

CURRENT LIABILITIES
Accounts payable:
Associated companies	$ 114,141	$ 158,579
Other	44,045	83,306
Customer deposits	46,112	44,025
Taxes accrued	-	33,121
Accumulated deferred income taxes	-	13,233
Interest accrued	14,974	13,651
Deferred fuel costs	9,120	-
Obligations under capital leases	35	40
Other	22,117	2,739
TOTAL	250,544	348,694

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	536,094	491,857
Accumulated deferred investment tax credits	12,030	12,358
Obligations under capital leases	4	11
Other regulatory liabilities	15,670	34,368
Retirement cost liabilities	4,074	4,016
Accumulated provisions	9,413	9,436
Long-term debt	795,131	695,146
Other	87,192	91,588
TOTAL	1,459,608	1,338,780

Commitments and Contingencies

SHAREHOLDERS' EQUITY
Preferred stock without sinking fund	50,381	50,381
Common stock, no par value, authorized 15,000,000
shares; issued and outstanding 8,666,357 shares in 2006 and 2005	199,326	199,326
Capital stock expense and other	(690)	(682)
Retained earnings	377,134	374,544
TOTAL	626,151	623,569

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,336,303	$2,311,043

See Notes to Respective Financial Statements.

ENTERGY MISSISSIPPI, INC.
SELECTED OPERATING RESULTS
For the Three Months Ended March 31, 2006 and 2005
(Unaudited)

			Increase/
Description	2006	2005	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$ 146	$ 96	$ 50	52
Commercial	130	85	45	53
Industrial	68	44	24	55
Governmental	13	8	5	63
Total retail	357	233	124	53
Sales for resale
Associated companies	8	6	2	33
Non-associated companies	8	10	(2)	(20)
Other	-	2	(2)	(100)
Total	$ 373	$ 251	$122	49

Billed Electric Energy
Sales (GWh):
Residential	1,185	1,196	(11)	(1)
Commercial	1,040	1,021	19	2
Industrial	701	692	9	1
Governmental	93	92	1	1
Total retail	3,019	3,001	18	-
Sales for resale
Associated companies	71	17	54	318
Non-associated companies	68	68	-	-
Total	3,158	3,086	72	2

ENTERGY NEW ORLEANS, INC. (Debtor-in-possession)

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Hurricane Katrina

See the Form 10-K for a discussion of the effects of Hurricane Katrina, which in August 2005 caused catastrophic damage to Entergy New Orleans' service territory, including the effect of extensive flooding that resulted from levee breaks in and around the New Orleans area. Following is an update to the discussion in the Form 10-K.

As discussed in the Form 10-K, in December 2005 a federal hurricane aid package became law that includes funding for Community Development Block Grants (CDBG) that allows state and local leaders to fund individual recovery priorities. The law permits funding for infrastructure restoration. It is uncertain how much funding, if any, will be designated for utility reconstruction and the timing of such decisions is also uncertain. The U.S. Department of Housing and Urban Development has allocated approximately $6.2 billion for Louisiana, $5.1 billion for Mississippi, and $74 million for Texas, and the states, in turn, will administer the grants. Entergy New Orleans is currently preparing an application to seek CDBG funding. In March 2006 Entergy New Orleans provided a justification statement to state and local officials. The statement, which will be reviewed by the Louisiana Recovery Authority, includes all the estimated costs of Hurricane Katrina damage, as well as a lost customer base component intended to help offset the need for storm-related rate increases. The statement includes justification for a request for $718 million in CDBG funding.

In the first quarter 2006, Entergy New Orleans reduced its accrued accounts payable for storm restoration costs by $97.4 million, with corresponding reductions of $88.7 million in construction work in progress and $8.7 million in regulatory assets, based on a reassessment of the nature and timing of expected restoration and rebuilding costs and the obligations associated with restoring service. Although Entergy New Orleans reduced its accrual for restoration spending by these amounts, it continues to expect to incur the related costs, beginning in 2007, and Entergy New Orleans still expects its storm restoration and business continuity costs to total approximately $275 million.

Bankruptcy Proceedings

See Note 14 to the domestic utility companies and System Energy financial statements in the Form 10-K for a discussion of the Entergy New Orleans bankruptcy proceeding. Following are updates to that discussion.

As discussed in the Form 10-K, the bankruptcy court issued its order in December 2005 giving final approval for the $200 million debtor-in-possession credit facility, and the indenture trustee for Entergy New Orleans' first mortgage bonds appealed the order. On March 29, 2006 the bankruptcy court approved a settlement among Entergy New Orleans, Entergy Corporation, and the indenture trustee, and the indenture trustee dismissed its appeal.

In April 2006, the bankruptcy judge extended the exclusivity period for filing a final plan of reorganization by Entergy New Orleans to August 21, 2006, with solicitation of acceptances of the plan scheduled to be complete by October 18, 2006.

The bankruptcy judge set a date of April 19, 2006 by which creditors with prepetition claims against Entergy New Orleans must, with certain exceptions, file their proofs of claim in the bankruptcy case. Almost 500 claims have been filed thus far in Entergy New Orleans' bankruptcy proceeding, and Entergy New Orleans is currently analyzing the accuracy and validity of the claims filed.

Results of Operations

Net Income

Net income decreased slightly in the first quarter 2006 compared to the first quarter 2005, with lower net revenue almost entirely offset by lower operation and maintenance expense, interest charges, and taxes other than income taxes.

Net Revenue

Net revenue, which is Entergy New Orleans' measure of gross margin, consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges. Following is an analysis of the changes in net revenue comparing the first quarter of 2006 to the first quarter of 2005.
Amount
(In Millions)

2005 net revenue	$52.1
Volume/weather	(22.7)
Price applied to unbilled electric sales	(6.0)
Net gas revenue	(5.3)
Net wholesale revenue	25.2
Other	(3.0)
2006 net revenue	$40.3

The volume/weather variance is due to a decrease in electricity usage in the service territory caused by customer losses following Hurricane Katrina. Billed retail electricity usage decreased a total of 583 GWh compared to the first quarter of 2005, a decline of 45%.

The price applied to unbilled electric sales variance is due to a decrease in the fuel cost component of the price applied to unbilled sales. The decrease in the fuel cost component is due to a decrease in the average cost of generation due to a change in the generation mix from natural gas to solid fuel resources. See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K and Note 1 to the domestic utility companies and System Energy financial statements in the Form 10-K for further discussion of the accounting for unbilled revenues.

The net gas revenue variance is due to a decrease in gas usage in the service territory caused by customer losses following Hurricane Katrina, partially offset by a revised estimate of deferred fuel costs.

The net wholesale revenue variance is due to an increase in energy available for sales for resale due to the decrease in retail usage caused by customer losses following Hurricane Katrina. The increased revenue includes the sales into the wholesale market of Entergy New Orleans' share of the output of Grand Gulf, pursuant to City Council approval of measures proposed by Entergy New Orleans to address the reduction in Entergy New Orleans' retail customer demand caused by Hurricane Katrina and provide revenue support for the costs of Entergy New Orleans' share of Grand Gulf.

Other Income Statement Variances

Other operation and maintenance expenses decreased primarily due to shifts in costs from normal operations and maintenance work to storm restoration work as a result of Hurricane Katrina.

Taxes other than income taxes decreased primarily due to lower franchise taxes in 2006 due to lower revenues.

Interest and other charges decreased primarily due to the cessation of interest accruals on the first mortgage bonds as a result of the bankruptcy filing, partially offset by interest accrued on the DIP credit facility.

Income Taxes

The effective income tax rates for the first quarters of 2006 and 2005 were 37.5% and 38.1%, respectively.

Preferred Dividends

No preferred dividends were declared during the first quarter of 2006. Due to its bankruptcy, Entergy New Orleans did not pay the preferred stock dividends due October 1, 2005; January 1, 2006; or April 1, 2006.

Entergy New Orleans has 77,798 shares of $100 par value, 4.75% series preferred stock (4.75% Preferred) issued and outstanding.  As discussed more fully in the Form 10-K, if dividends with respect to the 4.75% Preferred are not paid by July 1, 2006, the holders of these shares will have the right to elect a majority of the Entergy New Orleans board of directors.  If the 4.75% Preferred obtain more than 20% of the voting power to vote for the Entergy New Orleans board of directors, Entergy New Orleans will no longer be a member of the Entergy Consolidated Tax Return Group.  If Entergy New Orleans is not a member of the Entergy Consolidated Tax Return Group, Entergy New Orleans is not entitled to benefits under the Entergy Income Tax Allocation Agreement.

Entergy New Orleans filed a motion in the bankruptcy court seeking authority to recommence paying dividends to the holders of the 4.75% preferred shares, or asking for other alternative relief. After a hearing on the motion on May 3, 2006, the court granted Entergy New Orleans the authority to declare and pay dividends to the holders of the 4.75% preferred shares, beginning with the dividend due on July 1, 2006. The bankruptcy court also established a procedure to continue to review the matter each quarter thereafter.

Liquidity and Capital Resources

Debtor-in-Possession Credit Facility

See the Form 10-K for a discussion of the Entergy New Orleans debtor-in-possession (DIP) credit facility. Following is an update to that discussion.

As discussed in the Form 10-K, the bankruptcy court issued its order in December 2005 giving final approval for the $200 million DIP credit facility, and the indenture trustee for Entergy New Orleans' first mortgage bonds appealed the order. On March 29, 2006 the bankruptcy court approved a settlement among Entergy New Orleans, Entergy Corporation, and the indenture trustee, and the indenture trustee dismissed its appeal. As of March 31, 2006, Entergy New Orleans had $80 million of outstanding borrowings under the DIP credit facility. Since March 31, 2006, Entergy New Orleans repaid a portion of the borrowings outstanding on the DIP credit facility primarily using the income tax refund discussed below in "Operating Activities," and as of May 9, 2006, $15 million in borrowings are outstanding on the DIP credit facility. Management currently expects the bankruptcy court-authorized funding level to be sufficient to fund Entergy New Orleans' expected level of operations through 2006.

Cash Flow

Cash flows for the first quarters of 2006 and 2005 were as follows:
	2006	2005
	(In Thousands)

Cash and cash equivalents at beginning of period	$48,056	$7,954

Cash flow provided by (used in):
Operating activities	30,729	63
Investing activities	(43,240)	(8,546)
Financing activities	(10,000)	3,056
Net decrease in cash and cash equivalents	(22,511)	(5,427)

Cash and cash equivalents at end of period	$25,545	$2,527

Operating Activities

Net cash provided by operating activities increased $30.7 million for the first quarter of 2006 compared to the first quarter of 2005 primarily due to improved timing of collection of receivables, improved collection of deferred fuel costs, and a decrease in interest paid.

In the first quarter of 2006, Entergy Corporation received an income tax refund as a result of net operating loss carry back provisions contained in the Gulf Opportunity Zone Act of 2005, as discussed in Note 3 to the domestic utilities companies and System Energy financial statements in the Form 10-K. In accordance with Entergy's intercompany tax allocation agreement, in April 2006, Entergy Corporation distributed $71 million of the refund to Entergy New Orleans. As discussed above, Entergy New Orleans used the income tax refund to repay a portion of the borrowings outstanding under the DIP credit facility.

Investing Activities

Net cash used in investing activities increased $34.7 million for the first quarter of 2006 compared to the first quarter of 2005 primarily due to capital expenditure activity related to Hurricane Katrina.

Financing Activities

Financing activities used $10 million of cash for the first quarter of 2006 because of the net repayment in 2006 of $10 million of previous borrowings under the DIP credit facility. Financing activities provided $3.1 million of cash for the first quarter of 2005 primarily due to money pool borrowing.

Capital Structure

Entergy New Orleans' capitalization is shown in the following table.

	March 31, 2006	December 31, 2005

Debt to capital	64.9%	66.4%

Debt consists of notes payable and long-term debt, including the currently maturing portion. Capital consists of debt and shareholders' equity.

Uses and Sources of Capital

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy New Orleans' uses and sources of capital. The following are updates to the Form 10-K.

Entergy New Orleans' receivables from or (payables to) the money pool were as follows:

March 31, 2006	December 31, 2005	March 31, 2005	December 31, 2004
(In Thousands)

($35,558)	($35,558)	($3,897)	$1,413

See Note 4 to the domestic utility companies and System Energy financial statements in the Form 10-K for a description of the money pool. Entergy New Orleans remains a participant in the money pool, but Entergy New Orleans has not made, and does not expect to make, any additional borrowings from the money pool while it is in bankruptcy proceedings. The money pool borrowings reflected on Entergy New Orleans' Balance Sheet as of March 31, 2006 are classified as a pre-petition obligation subject to compromise.

Significant Factors and Known Trends

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends" in the Form 10-K for a discussion of state and local rate regulation, federal regulation and proceedings, the Energy Policy Act of 2005, market and credit risks, environmental risks, and litigation risks. Following are updates to the discussion in the Form 10-K.

State and Local Rate Regulation

In April 2006, the City Council agreed to delay Entergy New Orleans' 2005 formula rate plan filing to July 2006 from the originally scheduled May 1, 2006 deadline.

Federal Regulation

System Agreement Proceedings

See Entergy Corporation and Subsidiaries' "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends - Federal Regulation - System Agreement Litigation" for an update regarding the proceeding at FERC involving the System Agreement.

Independent Coordinator of Transmission (ICT)

See Entergy Corporation and Subsidiaries' "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends - Federal Regulation - Independent Coordinator of Transmission" for an update regarding Entergy's ICT proposal.

Critical Accounting Estimates

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy New Orleans' accounting for unbilled revenue and pension and other retirement costs.

ENTERGY NEW ORLEANS, INC.
(DEBTOR-IN-POSSESSION)
INCOME STATEMENTS
For the Three Months Ended March 31, 2006 and 2005
(Unaudited)

	2006	2005
	(In Thousands)

OPERATING REVENUES
Domestic electric	$99,249	$131,172
Natural gas	37,012	60,095
TOTAL	136,261	191,267

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	34,668	81,096
Purchased power	60,237	56,782
Other operation and maintenance	13,810	20,847
Taxes other than income taxes	8,600	10,680
Depreciation and amortization	7,464	8,086
Reorganization items	1,678	-
Other regulatory charges - net	1,043	1,255
TOTAL	127,500	178,746

OPERATING INCOME	8,761	12,521

OTHER INCOME
Allowance for equity funds used during construction	1,079	282
Interest and dividend income	803	218
Miscellaneous - net	(152)	(123)
TOTAL	1,730	377

INTEREST AND OTHER CHARGES
Interest on long-term debt	184	3,486
Other interest - net	2,141	384
Allowance for borrowed funds used during construction	(863)	(232)
TOTAL	1,462	3,638

INCOME BEFORE INCOME TAXES	9,029	9,260

Income taxes	3,386	3,524

NET INCOME	5,643	5,736

Preferred dividend requirements and other	-	241

EARNINGS APPLICABLE TO
COMMON STOCK	$5,643	$5,495

See Notes to Respective Financial Statements.

ENTERGY NEW ORLEANS, INC.
(DEBTOR-IN-POSSESSION)
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2006 and 2005
(Unaudited)

	2006	2005
	(In Thousands)
OPERATING ACTIVITIES
Net income	$5,643	$5,736
Adjustments to reconcile net income to net cash flow provided by operating activities:
Other regulatory charges - net	1,043	1,255
Depreciation and amortization	7,464	8,086
Deferred income taxes and investment tax credits	50	(1,695)
Changes in working capital:
Receivables	14,565	1,997
Fuel inventory	6,820	4,181
Accounts payable	(6,995)	(2,012)
Taxes accrued	1,038	4,779
Interest accrued	282	(2,499)
Deferred fuel costs	4,581	(5,244)
Other working capital accounts	3,097	(8,539)
Provision for estimated losses and reserves	-	(556)
Changes in pension liability	1,465	4,850
Changes in other regulatory assets	7,308	2,492
Other	(15,632)	(12,768)
Net cash flow provided by operating activities	30,729	63

INVESTING ACTIVITIES
Construction expenditures	(44,319)	(10,241)
Allowance for equity funds used during construction	1,079	282
Change in money pool receivable - net	-	1,413
Net cash flow used in investing activities	(43,240)	(8,546)

FINANCING ACTIVITIES
Repayment of DIP credit facility	(10,000)	-
Change in money pool payable - net	-	3,897
Dividends paid:
Common stock	-	(600)
Preferred stock	-	(241)
Net cash flow provided by (used in) financing activities	(10,000)	3,056

Net decrease in cash and cash equivalents	(22,511)	(5,427)

Cash and cash equivalents at beginning of period	48,056	7,954

Cash and cash equivalents at end of period	$25,545	$2,527

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$1,859	$6,171

See Notes to Respective Financial Statements.

ENTERGY NEW ORLEANS, INC.
(DEBTOR-IN-POSSESSION)
BALANCE SHEETS
ASSETS
March 31, 2006 and December 31, 2005
(Unaudited)

	2006	2005
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents	$25,545	$48,056
Accounts receivable:
Customer	77,233	82,052
Allowance for doubtful accounts	(23,637)	(25,422)
Associated companies	12,894	17,895
Other	7,313	6,530
Accrued unbilled revenues	16,385	23,698
Total accounts receivable	90,188	104,753
Deferred fuel costs	26,012	30,593
Fuel inventory - at average cost	1,228	8,048
Materials and supplies - at average cost	6,769	8,961
Prepayments and other	70,169	61,581
TOTAL	219,911	261,992

OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity	3,259	3,259
Non-utility property at cost (less accumulated depreciation)	1,107	1,107
TOTAL	4,366	4,366

UTILITY PLANT
Electric	745,260	691,045
Natural gas	191,720	189,207
Construction work in progress	33,706	202,353
TOTAL UTILITY PLANT	970,686	1,082,605
Less - accumulated depreciation and amortization	434,814	428,053
UTILITY PLANT - NET	535,872	654,552

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets	165,040	166,133
Long term receivables	1,812	1,812
Other	34,897	31,266
TOTAL	201,749	199,211

TOTAL ASSETS	$961,898	$1,120,121

See Notes to Respective Financial Statements.

ENTERGY NEW ORLEANS, INC.
(DEBTOR-IN-POSSESSION)
BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY
March 31, 2006 and December 31, 2005
(Unaudited)

	2006	2005
	(In Thousands)

CURRENT LIABILITIES
DIP credit facility	$80,000	$90,000
Notes payable	15,000	15,000
Accounts payable:
Associated companies	47,189	55,923
Other	63,151	228,496
Customer deposits	13,343	16,930
Accumulated deferred income taxes	176	1,898
Interest accrued	1,477	1,195
Other	4,424	2,018
TOTAL CURRENT LIABILITIES NOT SUBJECT TO COMPROMISE	224,760	411,460

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	134,727	127,680
Accumulated deferred investment tax credits	3,464	3,570
SFAS 109 regulatory liability - net	58,295	52,229
Other regulatory liabilities	-	591
Retirement cost liability	2,463	2,421
Accumulated provisions	2,119	2,119
Pension liability	37,159	35,694
Other	5,777	5,730
TOTAL NON-CURRENT LIABILITIES NOT SUBJECT TO COMPROMISE	244,004	230,034

LIABILITIES SUBJECT TO COMPROMISE	317,781	308,917

TOTAL LIABILITIES	786,545	950,411

Commitments and Contingencies

SHAREHOLDERS' EQUITY
Preferred stock without sinking fund	19,780	19,780
Common stock, $4 par value, authorized 10,000,000
shares; issued and outstanding 8,435,900 shares in 2006
and 2005	33,744	33,744
Paid-in capital	36,294	36,294
Retained earnings	85,535	79,892
TOTAL	175,353	169,710

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$961,898	$1,120,121

See Notes to Respective Financial Statements.

ENTERGY NEW ORLEANS, INC.
(DEBTOR-IN-POSSESSION)
SELECTED OPERATING RESULTS
For the Three Months Ended March 31, 2006 and 2005
(Unaudited)

			Increase/
Description	2006	2005	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$17	$29	($12)	(41)
Commercial	35	34	1	3
Industrial	8	7	1	14
Governmental	10	13	(3)	(23)
Total retail	70	83	(13)	(16)
Sales for resale
Associated companies	7	46	(39)	(85)
Non-associated companies	27	-	27	-
Other	(5)	2	(7)	(350)
Total	$99	$131	($32)	(24)

Billed Electric Energy
Sales (GWh):
Residential	138	400	(262)	(66)
Commercial	360	519	(159)	(31)
Industrial	102	144	(42)	(29)
Governmental	106	226	(120)	(53)
Total retail	706	1,289	(583)	(45)
Sales for resale
Associated companies	120	606	(486)	(80)
Non-associated companies	407	4	403	10,075
Total	1,233	1,899	(666)	(35)

SYSTEM ENERGY RESOURCES, INC.

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

System Energy's principal asset consists of a 90% ownership and leasehold interest in Grand Gulf. The capacity and energy from its 90% interest is sold under the Unit Power Sales Agreement to its only four customers, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans. System Energy's operating revenues are derived from the allocation of the capacity, energy, and related costs associated with its 90% interest in Grand Gulf pursuant to the Unit Power Sales Agreement. Payments under the Unit Power Sales Agreement are System Energy's only source of operating revenues. Net income increased by $4.5 million for first quarter of 2006 compared to the first quarter of 2005. The increase is primarily due to higher interest income earned on money pool and temporary cash investments.

Liquidity and Capital Resources

Cash Flow

Cash flows for the first quarters of 2006 and 2005 were as follows:
	2006	2005
	(In Thousands)

Cash and cash equivalents at beginning of period	$75,704	$216,355

Cash flow provided by (used in):
Operating activities	59,065	57,136
Investing activities	107,623	12,471
Financing activities	(57,089)	(55,613)
Net increase in cash and cash equivalents	109,599	13,994

Cash and cash equivalents at end of period	$185,303	$230,349

Operating Activities

Cash flow from operations increased $1.9 million for the first quarter of 2006 compared to the first quarter of 2005 primarily due to an increase of $4.5 million in net income, partially offset by an increase of $2.6 million in interest payments.

Investing Activities

The increase of $95.2 million in net cash provided by investing activities for the first quarter of 2006 compared to the first quarter of 2005 was primarily due to money pool activity. Partially offsetting the increase in cash provided was an increase in construction expenditures primarily resulting from capital spending on dry fuel storage.

Financing Activities

The decrease of $1.5 million in net cash used in financing activities for the first quarter of 2006 compared to the first quarter of 2005 was primarily due to an increase of $7.3 million in common stock dividends, partially offset by a decrease of $5.8 million in the January 2006 principal payment made on the Grand Gulf sale-leaseback compared to the January 2005 principal payment.

Capital Structure

System Energy's capitalization is balanced between equity and debt, as shown in the following table.

	March 31, 2006	December 31, 2005

Net debt to net capital	44.6%	49.0%
Effect of subtracting cash from debt	5.7%	2.1%
Debt to capital	50.3%	51.1%

Net debt consists of debt less cash and cash equivalents. Debt consists of notes payable, capital lease obligations, and long-term debt, including the currently maturing portion. Capital consists of debt and common shareholder's equity. Net capital consists of capital less cash and cash equivalents. System Energy uses the net debt to net capital ratio in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating System Energy's financial condition.

Uses and Sources of Capital

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10-K for a discussion of System Energy's uses and sources of capital. The following is an update to the Form 10-K.

System Energy's receivables from the money pool were as follows:

March 31, 2006	December 31, 2005	March 31, 2005	December 31, 2004
(In Thousands)

$155,495	$277,287	$40,965	$61,592

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

SYSTEM ENERGY RESOURCES, INC.
INCOME STATEMENTS
For the Three Months Ended March 31, 2006 and 2005
(Unaudited)

	2006	2005
	(In Thousands)

OPERATING REVENUES
Domestic electric	$131,654	$124,790

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	11,213	9,719
Nuclear refueling outage expenses	3,573	2,993
Other operation and maintenance	23,252	23,136
Decommissioning	5,819	6,128
Taxes other than income taxes	6,189	6,049
Depreciation and amortization	25,677	26,544
Other regulatory credits - net	(1,980)	(4,385)
TOTAL	73,743	70,184

OPERATING INCOME	57,911	54,606

OTHER INCOME
Allowance for equity funds used during construction	683	306
Interest and dividend income	5,629	2,845
Miscellaneous - net	(107)	(113)
TOTAL	6,205	3,038

INTEREST AND OTHER CHARGES
Interest on long-term debt	12,533	12,856
Other interest - net	28	2
Allowance for borrowed funds used during construction	(215)	(97)
TOTAL	12,346	12,761

INCOME BEFORE INCOME TAXES	51,770	44,883

Income taxes	21,022	18,651

NET INCOME	$30,748	$26,232

See Notes to Respective Financial Statements.

(Page left blank intentionally)

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2006 and 2005
(Unaudited)

	2006	2005
	(In Thousands)

OPERATING ACTIVITIES
Net income	$30,748	$26,232
Adjustments to reconcile net income to net cash flow provided by operating activities:
Other regulatory credits - net	(1,980)	(4,385)
Depreciation, amortization, and decommissioning	31,496	32,672
Deferred income taxes and investment tax credits	(4,729)	(6,619)
Changes in working capital:
Receivables	8,979	10,037
Accounts payable	1,039	(7,782)
Taxes accrued	10,939	10,213
Interest accrued	(30,412)	(27,541)
Other working capital accounts	(2,097)	(4,514)
Provision for estimated losses and reserves	1	51
Changes in other regulatory assets	(4,392)	(3,330)
Other	19,473	32,102
Net cash flow provided by operating activities	59,065	57,136

INVESTING ACTIVITIES
Construction expenditures	(8,122)	(3,307)
Allowance for equity funds used during construction	683	306
Nuclear fuel purchases	(370)	-
Proceeds from sale/leaseback of nuclear fuel	370	-
Proceeds from nuclear decommissioning trust fund sales	27,489	30,923
Investment in nuclear decommissioning trust funds	(34,219)	(36,078)
Change in money pool receivable - net	121,792	20,627
Net cash flow provided by investing activities	107,623	12,471

FINANCING ACTIVITIES
Retirement of long-term debt	(22,989)	(28,813)
Dividends paid:
Common stock	(34,100)	(26,800)
Net cash flow used in financing activities	(57,089)	(55,613)

Net increase in cash and cash equivalents	109,599	13,994

Cash and cash equivalents at beginning of period	75,704	216,355

Cash and cash equivalents at end of period	$185,303	$230,349

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$41,520	$38,948

See Notes to Respective Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
ASSETS
March 31, 2006 and December 31, 2005
(Unaudited)

	2006	2005
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$269	$204
Temporary cash investments - at cost,
which approximates market	185,034	75,500
Total cash and cash equivalents	185,303	75,704
Accounts receivable:
Associated companies	197,762	327,454
Other	2,206	3,285
Total accounts receivable	199,968	330,739
Materials and supplies - at average cost	55,830	55,183
Deferred nuclear refueling outage costs	15,133	17,853
Prepayments and other	5,962	1,878
TOTAL	462,196	481,357

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	248,034	236,003

UTILITY PLANT
Electric	3,217,744	3,212,596
Property under capital lease	467,005	467,005
Construction work in progress	50,066	47,178
Nuclear fuel under capital lease	79,479	87,500
TOTAL UTILITY PLANT	3,814,294	3,814,279
Less - accumulated depreciation and amortization	1,917,175	1,889,886
UTILITY PLANT - NET	1,897,119	1,924,393

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
SFAS 109 regulatory asset - net	93,152	92,883
Other regulatory assets	295,293	292,968
Other	17,615	18,435
TOTAL	406,060	404,286

TOTAL ASSETS	$3,013,409	$3,046,039

See Notes to Respective Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
LIABILITIES AND SHAREHOLDER'S EQUITY
March 31, 2006 and December 31, 2005
(Unaudited)

	2006	2005
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$23,335	$22,989
Accounts payable:
Associated companies	2,031	-
Other	21,778	22,770
Taxes accrued	209,204	228,168
Accumulated deferred income taxes	5,627	6,678
Interest accrued	14,697	45,109
Obligations under capital leases	30,236	27,716
Other	1,725	1,811
TOTAL	308,633	355,241

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	292,496	267,913
Accumulated deferred investment tax credits	71,267	72,136
Obligations under capital leases	49,243	63,307
Other regulatory liabilities	253,225	224,997
Decommissioning	324,745	318,927
Accumulated provisions	2,400	2,399
Long-term debt	799,851	819,642
Other	21,273	27,849
TOTAL	1,814,500	1,797,170

Commitments and Contingencies

SHAREHOLDER'S EQUITY
Common stock, no par value, authorized 1,000,000 shares;
issued and outstanding 789,350 shares in 2006 and 2005	789,350	789,350
Retained earnings	100,926	104,278
TOTAL	890,276	893,628

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$3,013,409	$3,046,039

See Notes to Respective Financial Statements.

ENTERGY ARKANSAS, ENTERGY GULF STATES, ENTERGY LOUISIANA, ENTERGY MISSISSIPPI, ENTERGY NEW ORLEANS (DEBTOR-IN-POSSESSION), AND SYSTEM ENERGY

NOTES TO RESPECTIVE FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. COMMITMENTS AND CONTINGENCIES

Entergy New Orleans Bankruptcy (Entergy New Orleans)

See Note 6 to the domestic utility companies and System Energy financial statements for information on the Entergy New Orleans bankruptcy proceeding.

Nuclear Insurance (Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and System Energy)

See Note 8 to the domestic utility companies and System Energy financial statements in the Form 10-K for information on nuclear liability and property insurance associated with Entergy Arkansas', Entergy Gulf States', Entergy Louisiana's, and System Energy's nuclear power plants.

Non-Nuclear Property Insurance (Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans)

See Note 8 to the domestic utility companies and System Energy financial statements in the Form 10-K for information on Entergy's non-nuclear property insurance program. Beginning in June 2006, the aggregation limit for all parties insured by Oil Insurance Limited for any one occurrence will be reduced to $500 million.

Nuclear Decommissioning and Other Asset Retirement Costs (Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and System Energy)

See Note 8 to the domestic utility companies and System Energy financial statements in the Form 10-K for information on nuclear decommissioning and other retirement costs.

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

Asbestos and Hazardous Material Litigation (Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans)

See Note 8 to the domestic utility companies and System Energy financial statements in the Form 10-K for information regarding asbestos and hazardous material litigation at Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans.

NOTE 2. RATE AND REGULATORY MATTERS

Regulatory Assets

Other Regulatory Assets

See Note 2 to the domestic utility companies and System Energy financial statements in the Form 10-K for information regarding regulatory assets reflected on the balance sheets of the domestic utility companies and System Energy. The following are updates to the Form 10-K.

As discussed in the Form 10-K, in December 2005, Entergy Mississippi filed with the MPSC a Notice of Intent to change rates by implementing a Storm Damage Rider to recover storm damage restoration costs associated with Hurricanes Katrina and Rita totaling approximately $84 million as of November 30, 2005.  In February 2006, Entergy Mississippi filed an Application for an Accounting Order seeking certification by the MPSC of Entergy Mississippi's remaining $36 million of storm restoration costs not included in the December 2005 filing. In March 2006, the Governor signed into law the Hurricane Katrina Electric Utility Customer Relief and Electric Utility System Restoration Act that establishes a mechanism by which the MPSC may authorize and certify an electric utility financing order and the state may issue general obligation bonds to pay the costs of repairing damage to the systems of investor-owned electric utilities caused by Hurricane Katrina (commonly referred to as securitization).  Because of the passage of this act and the possibility of Entergy Mississippi obtaining Community Development Block Grant (CDBG) funds for Hurricane Katrina storm restoration costs, in March 2006, the MPSC issued an order approving a Joint Stipulation between Entergy Mississippi and the Mississippi Public Utilities Staff that provided for the review of Entergy Mississippi's total storm restoration costs in the Application for an Accounting Order proceeding.  The Stipulation also set out a revised procedural schedule and states that the procedural schedule of the December 2005 Notice of Intent filing should be suspended until the MPSC issues a final order in the Application for an Accounting Order proceeding and there is resolution regarding CDBG funds and securitization.  A hearing on Entergy Mississippi's Application for an Accounting Order is set for June 7, 2006 and the procedural schedule calls for an order being issued by June 23, 2006.

Deferred Fuel Costs

See Note 2 to the domestic utility companies and System Energy financial statements in the Form 10-K for information regarding fuel proceedings involving the domestic utility companies. The following are updates to the Form 10-K.

Entergy Arkansas

In March 2006, Entergy Arkansas filed with the APSC its annual redetermination of the energy cost rate for application to the period April 2006 through March 2007. The filed energy cost rate of $0.02827 per kWh would replace the interim rate of $0.01900 per kWh that has been in place since October 2005. The interim energy cost rate is discussed in the Form 10-K, along with the investigation that the APSC commenced concerning Entergy Arkansas' interim energy cost rate. The increase in the energy cost rate is due to increases in the cost of purchased power primarily due to the natural gas cost increase and the effect that Hurricanes Katrina and Rita had on market conditions, increased demand for purchased power during the ANO 1 refueling and steam generator replacement outage in the fall of 2005, and coal plant generation curtailments during off-peak periods due to coal delivery problems.

On March 31, 2006, the APSC suspended implementation of the $0.02827 per kWh energy cost rate, and ordered that the $0.01900 per kWh interim rate remain in effect pending the APSC proceedings on the energy cost recovery filings. The APSC also extended its investigation into Entergy Arkansas' interim energy cost rate to cover the costs included in Entergy Arkansas' March 2006 filing. The extended investigation does not identify new issues in addition to the four issues listed in Form 10-K and covers the same time period. On April 7, 2006, the APSC issued a show cause order in the investigation proceeding that orders Entergy Arkansas to file a cost of service study by June 8, 2006. The order also directed Entergy Arkansas to file testimony to support the cost of service study, to support the $0.02827 per kWh cost rate, and to address the general topic of elimination of the energy cost recovery rider.

Entergy Arkansas has filed for rehearing of the APSC's orders, asking that the energy cost rate filed in March 2006 be implemented in May 2006 subject to refund, asserting that the APSC did not follow appropriate procedures in suspending the operation of the energy cost recovery rider, and asking the APSC to rescind its show cause order. The APSC Staff supported Entergy Arkansas' proposal that the updated cost rate be implemented subject to refund. On May 8, 2006 the APSC denied Entergy Arkansas' requests for rehearing. A procedural schedule in the energy cost recovery rider proceedings has not been set.

Entergy Gulf States

On March 1, 2006, Entergy Gulf States filed with the PUCT an application to implement an interim fuel surcharge in connection with the under-recovery of $97 million including interest of eligible fuel costs for the period August 2005 through January 2006. This surcharge is in addition to an interim surcharge that went into effect in January 2006. Entergy Gulf States has entered into a unanimous settlement that would reduce the requested surcharge for actual over-collections from the months of February and March 2006, resulting in a surcharge of $78.8 million to be implemented over a twelve-month period beginning in June 2006. Amounts collected through the interim fuel surcharges are subject to final reconciliation in a future fuel reconciliation proceeding.

Entergy Gulf States and Entergy Louisiana

In November 2005, the LPSC authorized its staff to initiate an expedited proceeding to audit the fuel and power procurement activities of Entergy Louisiana and Entergy Gulf States for the period January 1, 2005 through October 31, 2005. In April 2006, the LPSC accepted the LPSC Staff's audit report finding that the prices paid for natural gas and purchased power were reasonable and that given the market conditions surrounding Hurricanes Katrina and Rita, Entergy Louisiana and Entergy Gulf States acted reasonably and prudently in response to an extremely difficult environment.

Unbilled Revenue and Deferred Fuel Costs (Entergy Gulf States and Entergy Louisiana)

Effective January 1, 2006, Entergy Louisiana and the Louisiana portion of Entergy Gulf States reclassified the fuel component of unbilled accounts receivable to deferred fuel and will no longer include the fuel component in their unbilled revenue calculations, which is in accordance with regulatory treatment.

Retail Rate Proceedings

See Note 2 to the domestic utility companies and System Energy financial statements in the Form 10-K for information regarding retail rate proceedings involving the domestic utility companies. The following are updates to the Form 10-K.

Filings with the PUCT and Texas Cities (Entergy Gulf States)

As discussed in the Form 10-K, in August 2005, Entergy Gulf States filed with the PUCT an application for recovery of its transition to competition costs. Entergy Gulf States requested recovery of $189 million in transition to competition costs through implementation of a 15-year rider to be effective no later than March 1, 2006. The $189 million represents transition to competition costs Entergy Gulf States incurred from June 1, 1999 through June 17, 2005 in preparing for competition in its service area, including attendant AFUDC, and all carrying costs projected to be incurred on the transition to competition costs through February 28, 2006. The $189 million is before any gross-up for taxes or carrying costs over the 15-year recovery period. Entergy Gulf States reached a unanimous settlement agreement in principle on all issues with the active parties in the transition to competition cost recovery case. The agreement allows Entergy Gulf States to recover $14.5 million per year in transition to competition costs over a 15-year period. Entergy Gulf States implemented interim rates based on this revenue level on March 1, 2006. The settlement agreement has been filed and is expected to be considered by the PUCT in May 2006.

Filings with the LPSC

Retail Rates - Electric (Entergy Gulf States)

In March 2006, the LPSC approved an uncontested stipulated settlement in Entergy Gulf States' formula rate plan filing for the 2004 test year. The settlement includes a revenue requirement increase of $36.8 million and calls for Entergy Gulf States to apply a refund liability of $744 thousand to capacity deferrals. The refund liability pertained to the periods 2004-2005 as well as the interim period in which a $37.8 million revenue increase was in place.

Retail Rates - Gas (Entergy Gulf States)

In January 2006, Entergy Gulf States filed with the LPSC its gas rate stabilization plan. The filing showed a revenue deficiency of $4.1 million based on an ROE mid-point of 10.5%. On May 1, 2006, Entergy Gulf States implemented a $3.5 million rate increase pursuant to an uncontested agreement with the LPSC Staff. The rates are implemented subject to refund pending approval by the LPSC. An LPSC decision is expected during the second quarter of 2006.

Filings with the MPSC (Entergy Mississippi)

Formula Rate Plan Filings

In March 2006, Entergy Mississippi made its annual scheduled formula rate plan filing with the MPSC.  The filing was amended by an April 2006 filing.  The amended filing shows that an increase of $3.1 million in electric revenues is warranted.  The MPSC Public Utilities Staff indicated in April 2006 that it is still reviewing the filing.  Provisions in the formula rate plan afford more time for Staff review, and it is anticipated that the review will be complete during the second quarter 2006.  A formula rate plan rate adjustment, if any, could be implemented as soon as July 2006.

NOTE 3. LINES OF CREDIT, RELATED SHORT-TERM BORROWINGS, AND LONG-TERM DEBT

The short-term borrowings of the domestic utility companies (other than Entergy New Orleans) and System Energy are limited to amounts authorized by the FERC. The current FERC-authorized limits are effective through March 31, 2008. In addition to borrowing from commercial banks, these companies are authorized under a FERC order to borrow from the Entergy System money pool. The money pool is an inter-company borrowing arrangement designed to reduce Entergy's subsidiaries' dependence on external short-term borrowings. Borrowings from the money pool and external borrowings combined may not exceed the FERC authorized limits. The following are the FERC-authorized limits for short-term borrowings effective February 2006 and the outstanding short-term borrowings from the money pool for the domestic utility companies (other than Entergy New Orleans) and System Energy as of March 31, 2006:

	Authorized	Borrowings
	(In Millions)

Entergy Arkansas	$250	-
Entergy Gulf States	$350	$5.1
Entergy Louisiana	$250	$38.9
Entergy Mississippi	$175	$65.7
System Energy	$200	-

Under a savings provision in PUHCA 2005, which repealed PUHCA 1935, Entergy New Orleans may continue to be a participant in the money pool to the extent authorized by its SEC PUHCA 1935 order. However, Entergy New Orleans has not, and does not expect to make, any additional money pool borrowings while it is in bankruptcy proceedings. Entergy New Orleans had $35.6 million in borrowings outstanding from the money pool as of its bankruptcy filing date, September 23, 2005. The money pool borrowings reflected on Entergy New Orleans' Balance Sheet as of March 31, 2006 are classified as a pre-petition obligation subject to compromise.

Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and Entergy Mississippi, each have credit facilities available as of March 31, 2006 as follows:
Company	Expiration Date	Amount of Facility	Amount Drawn as of March 31, 2006

Entergy Arkansas	April 2006	$85 million (a)	-
Entergy Gulf States	February 2011	$25 million (b)	-
Entergy Louisiana	April 2006	$85 million (a)	-
Entergy Mississippi	May 2006	$25 million (c)	-

(a)

The combined amount borrowed by Entergy Arkansas and Entergy Louisiana under these facilities at any one time cannot exceed $85 million. Entergy Louisiana granted a security interest in its receivables to secure its $85 million facility.

(b)	The credit facility allows Entergy Gulf States to issue letters of credit against the borrowing capacity of the facility. As of March 31, 2006, $1.4 million in letters of credit had been issued.
(c)	Borrowings under the Entergy Mississippi facility may be secured by a security interest in its receivables.

In April 2006, Entergy Arkansas renewed its $85 million credit facility through April 2007. Entergy Louisiana has not renewed its $85 million credit facility at this time. Entergy Arkansas' facility is no longer subject to the combined borrowing limit of $85 million. Prior to expiration, it is expected that Entergy Mississippi will renew its credit facility.

In addition, Entergy Louisiana and Entergy New Orleans, which is currently in bankruptcy and is no longer consolidated in Entergy's financial statements, currently have 364-day credit facilities, expiring in May 2006, in the amount of $15 million. The combined amount borrowed by Entergy Louisiana and Entergy New Orleans under these facilities cannot exceed $15 million at any one time. Because Entergy New Orleans' facility is fully drawn, no capacity is available on Entergy Louisiana's facility. Entergy Louisiana does not intend to renew its facility when it expires.

The credit facilities have variable interest rates and the average commitment fee is 0.13%. The $85 million Entergy Arkansas credit facility requires that it maintain total shareholders' equity of at least 25% of its total assets. In July 2005, Entergy New Orleans granted the lender a security interest in its customer accounts receivables to secure its borrowings under its facility.

Entergy New Orleans Debtor-in-Possession Credit Facility

See Note 4 to the domestic utility companies and System Energy financial statements in the Form 10-K for a discussion of the Entergy New Orleans $200 million debtor-in-possession (DIP) credit facility. As discussed in the Form 10-K, the bankruptcy court issued its order in December 2005 giving final approval for the credit facility, and the indenture trustee for Entergy New Orleans' first mortgage bonds appealed the order. On March 29, 2006 the bankruptcy court approved a settlement among Entergy New Orleans, Entergy Corporation, and the indenture trustee, and the indenture trustee dismissed its appeal. Since March 31, 2006, Entergy New Orleans repaid a portion of the borrowings outstanding on the DIP credit facility, and as of May 9, 2006, $15 million in borrowings are outstanding on the DIP credit facility.

The interest rate on borrowings under the DIP credit agreement will be the average interest rate of borrowings outstanding under Entergy Corporation's $2 billion revolving credit facility, which is currently approximately 5.1% per annum.

Long-term Debt

In January 2006, Entergy Mississippi issued $100 million of 5.92% Series of First Mortgage Bonds due February 2016. Entergy Mississippi used the proceeds to purchase the Attala power plant from Central Mississippi Generating Company, LLC and to repay short-term indebtedness.

NOTE 4. PREFERRED STOCK

(Entergy Arkansas)

In March 2006, Entergy Arkansas issued 3,000,000 shares of $25 par value 6.45% Series Preferred Stock, all of which are outstanding as of March 31, 2006. The dividends are cumulative and payable quarterly beginning July 1, 2006. The preferred stock is redeemable on or after April 1, 2011, at Entergy Arkansas' option, at the call price of $25 per share. The proceeds from this issuance were used in the second quarter of 2006 to redeem all $10 million of Entergy Arkansas' $100 par value 7.32% Series Preferred Stock, all $15 million of Entergy Arkansas' $100 par value 7.80% Series Preferred Stock, all $20 million of Entergy Arkansas' $100 par value 7.40% Series Preferred Stock, all $15 million of Entergy Arkansas' $100 par value 7.88% Series Preferred Stock, and all $15 million of Entergy Arkansas' $25 par value $1.96 Series Preferred Stock.

(Entergy New Orleans)

Due to its bankruptcy, Entergy New Orleans did not pay its preferred stock dividends due October 1, 2005; January 1, 2006; or April 1, 2006.  Entergy New Orleans has 77,798 shares of $100 par value, 4.75% series preferred stock ("4.75% Preferred") issued and outstanding.  As discussed more fully in Note 6 to the domestic utility companies and System Energy financial statements in the Form 10-K, if dividends with respect to the 4.75% Preferred are not paid by July 1, 2006, the holders of these shares will have the right to elect a majority of the Entergy New Orleans board of directors.  If the 4.75% Preferred obtain more than 20% of the voting power to vote for the Entergy New Orleans board of directors, Entergy New Orleans will no longer be a member of the Entergy Consolidated Tax Return Group.  If Entergy New Orleans is not a member of the Entergy Consolidated Tax Return Group, Entergy New Orleans is not entitled to benefits under the Entergy Income Tax Allocation Agreement.

Entergy New Orleans filed a motion in the bankruptcy court seeking authority to recommence paying dividends to the holders of the 4.75% preferred shares, or asking for other alternative relief. After a hearing on the motion on May 3, 2006, the court granted Entergy New Orleans the authority to declare and pay dividends to the holders of the 4.75% preferred shares, beginning with the dividend due on July 1, 2006. The bankruptcy court also established a procedure to continue to review the matter each quarter thereafter.

NOTE 5. RETIREMENT AND OTHER POSTRETIREMENT BENEFITS

Components of Net Pension Cost

The domestic utility companies' and System Energy's qualified pension cost, including amounts capitalized, for the first quarters of 2006 and 2005, included the following components:

	Entergy	Entergy	Entergy	Entergy	Entergy	System
2006	Arkansas	Gulf States	Louisiana	Mississippi	New Orleans	Energy
	(In Thousands)
Service cost - benefits earned
during the period	$3,626	$2,993	$2,182	$1,077	$501	$1,031
Interest cost on projected
benefit obligation	9,915	7,914	6,052	3,252	1,282	1,604
Expected return on assets	(9,834)	(10,176)	(7,114)	(3,683)	(884)	(1,775)
Amortization of prior service cost	415	309	141	128	56	12
Amortization of loss	2,438	640	1,509	725	509	167
Net pension cost	$6,560	$1,680	$2,770	$1,499	$1,464	$1,039

	Entergy	Entergy	Entergy	Entergy	Entergy	System
2005	Arkansas	Gulf States	Louisiana	Mississippi	New Orleans	Energy
	(In Thousands)
Service cost - benefits earned
during the period	$3,329	$2,704	$1,957	$1,005	$436	$944
Interest cost on projected
benefit obligation	9,115	7,235	5,525	2,998	1,148	1,413
Expected return on assets	(9,009)	(9,709)	(6,666)	(3,566)	(731)	(1,324)
Amortization of transition asset	-	-	-	-	-	(69)
Amortization of prior service cost	415	378	163	128	57	17
Amortization of loss	1,613	1,213	730	527	151	229
Net pension cost	$5,463	$1,821	$1,709	$1,092	$1,061	$1,210

The domestic utility companies recognized the following pension cost for their non-qualified pension plans in the first quarters of 2006 and 2005:
	Entergy	Entergy	Entergy	Entergy	Entergy
	Arkansas	Gulf States	Louisiana	Mississippi	New Orleans
	(In Thousands)
Non-Qualified Pension Cost First Quarter 2006	$113	$220	$5	$36	$54
Non-Qualified Pension Cost First Quarter 2005	$101	$296	$6	$37	$51

Components of Net Other Postretirement Benefit Cost

The domestic utility companies' and System Energy's other postretirement benefit cost, including amounts capitalized, for the first quarters of 2006 and 2005, included the following components:
	Entergy	Entergy	Entergy	Entergy	Entergy	System
2006	Arkansas	Gulf States	Louisiana	Mississippi	New Orleans	Energy
	(In Thousands)
Service cost - benefits earned
during the period	$1,337	$1,254	$854	$419	$232	$414
Interest cost on APBO	2,844	2,747	1,856	944	856	407
Expected return on assets	(1,797)	(1,489)	-	(709)	(611)	(421)
Amortization of transition obligation	205	151	96	88	416	2
Amortization of prior service cost	(408)	-	(24)	(137)	10	(301)
Amortization of loss	1,671	1,002	893	644	343	207
Net other postretirement benefit cost	$3,852	$3,665	$3,675	$1,249	$1,246	$308

	Entergy	Entergy	Entergy	Entergy	Entergy	System
2005	Arkansas	Gulf States	Louisiana	Mississippi	New Orleans	Energy
	(In Thousands)
Service cost - benefits earned
during the period	$1,157	$1,634	$689	$363	$192	$415
Interest cost on APBO	2,589	2,924	1,673	833	789	394
Expected return on assets	(1,637)	(1,366)	-	(669)	(579)	(387)
Amortization of transition obligation	205	947	95	88	435	4
Amortization of prior service cost	(173)	-	18	(46)	10	(139)
Amortization of loss	1,276	770	691	471	211	146
Net other postretirement benefit cost	$3,417	$4,909	$3,166	$1,040	$1,058	$433

Employer Contributions

The domestic utility companies and System Energy expect to contribute the following to pension plans in 2006. A portion of these contributions were planned to be made in 2005, but were delayed until January 2006 in accordance with the Katrina Emergency Tax Relief Act. For further information on pension funding refer to Note 10 to the domestic utility companies and System Energy's financial statements in the Form 10-K.
	Entergy	Entergy	Entergy	Entergy	Entergy	System
	Arkansas	Gulf States	Louisiana	Mississippi	New Orleans	Energy
	(In Thousands)
Expected 2006 pension contributions disclosed in Form 10-K	$114,544	$22,102	$54,048	$16,357	$ -	$13,037
Pension contributions made through April 2006	$34,171	$11,132	$11,514	$5,179	$ -	$7,614
Remaining estimated pension contributions to be made in 2006	$80,373	$10,970	$42,534	$11,178	$ -	$5,423

Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Medicare Act)

Based on actuarial analysis, the estimated impact of future Medicare subsidies reduced the December 31, 2005 Accumulated Postretirement Benefit Obligation (APBO) and the first quarters 2006 and 2005 other postretirement benefit cost for the domestic utility companies and System Energy as follows:
	Entergy	Entergy	Entergy	Entergy	Entergy	System
	Arkansas	Gulf States	Louisiana	Mississippi	New Orleans	Energy
	(In Thousands)
Reduction in 12/31/2005 APBO	($42,337)	($36,740)	($23,640)	($14,407)	($11,206)	($5,972)
Reduction in first quarter 2006
other postretirement benefit cost	($1,562)	($1,332)	($865)	($512)	($376)	($268)
Reduction in first quarter 2005
other postretirement benefit cost	($1,446)	($1,269)	($790)	($476)	($350)	($245)

For further information on the Medicare Act refer to Note 10 to the domestic utility companies and System Energy's financial statements in the Form 10-K.

NOTE 6. ENTERGY NEW ORLEANS BANKRUPTCY PROCEEDING

See Note 14 to the domestic utility companies and System Energy financial statements in the Form 10-K for a discussion of the Entergy New Orleans bankruptcy proceeding. Following are updates to that discussion.

As discussed in the Form 10-K, the bankruptcy court issued its order in December 2005 giving final approval for the $200 million debtor-in-possession (DIP) credit facility, and the indenture trustee for Entergy New Orleans' first mortgage bonds appealed the order. On March 29, 2006 the bankruptcy court approved a settlement among Entergy New Orleans, Entergy Corporation, and the indenture trustee, and the indenture trustee dismissed its appeal.

In April 2006, the bankruptcy judge extended the exclusivity period for filing a final plan of reorganization by Entergy New Orleans to August 21, 2006, with solicitation of acceptances of the plan scheduled to be complete by October 18, 2006.

The bankruptcy judge set a date of April 19, 2006 by which creditors with prepetition claims against Entergy New Orleans must, with certain exceptions, file their proofs of claim in the bankruptcy case. Almost 500 claims have been filed thus far in Entergy New Orleans' bankruptcy proceeding, and Entergy New Orleans is currently analyzing the accuracy and validity of the claims filed.

Certain pre-petition liabilities have been classified as liabilities subject to compromise in Entergy New Orleans' Balance Sheet as of March 31, 2006 and December 31, 2005. The following table summarizes the components of liabilities subject to compromise as of March 31, 2006 and December 31, 2005:
	March 31, 2006	December 31, 2005
	(In Thousands)

Accounts payable - Associated companies	$55,660	$46,815
Accounts payable - Other	25,000	25,000
Interest accrued	1,473	1,473
Accumulated provisions	5,785	5,770
Long-term debt	229,863	229,859
Total Liabilities Subject to Compromise	$317,781	$308,917

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

__________________________________

In the opinion of the management of Entergy Arkansas, Entergy Gulf States, Entergy Louisiana Holdings, Entergy Louisiana, LLC, Entergy Mississippi, Entergy New Orleans, and System Energy, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals and reclassification of previously reported amounts to conform to current classifications) necessary for a fair statement of the results for the interim periods presented. The business of the domestic utility companies and System Energy is subject to seasonal fluctuations, however, with the peak periods occurring during the third quarter. The results for the interim periods presented should not be used as a basis for estimating results of operations for a full year.

Part I, Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of March 31, 2006, evaluations were performed under the supervision and with the participation of Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana Holdings, Entergy Louisiana, LLC, Entergy Mississippi, Entergy New Orleans, and System Energy Resources (individually "Registrant" and collectively the "Registrants") management, including their respective Chief Executive Officers (CEO) and Chief Financial Officers (CFO). The evaluations assessed the effectiveness of the Registrants' disclosure controls and procedures. Based on the evaluations, each CEO and CFO has concluded that, as to the Registrant or Registrants for which they serve as CEO or CFO, the Registrant's or Registrants' disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms; and that the Registrant's or Registrants' disclosure controls and procedures are also effective in reasonably assuring that such information is accumulated and communicated to the Registrant's or Registrants' management, including their respective CEOs and CFOs, as appropriate to allow timely decisions regarding required disclosure.

ENTERGY CORPORATION AND SUBSIDIARIES

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See "PART I, Item 1, Litigation" in the Form 10-K for a discussion of legal proceedings affecting Entergy. Following is an update to that discussion.

Texas Power Price Lawsuit

See "Texas Power Price Lawsuit" in Part I, Item 1 of the Form 10-K for a discussion of the lawsuit filed in the district court of Chambers County, Texas by Texas residents on behalf of a purported class apparently of the Texas retail customers of Entergy Gulf States who were billed and paid for electric power from January 1, 1994 to the present. In April 2006, the Court of Appeals denied a motion for rehearing of the decision to remand the case to the district court.  Entergy intends to file a petition for review with the Texas Supreme Court.

Entergy New Orleans Rate of Return Lawsuit

See "Entergy New Orleans Rate of Return Lawsuit" in Part I, Item 1 of the Form 10-K for a discussion of the lawsuit filed by a group of residential and business ratepayers against Entergy New Orleans in state court in Orleans Parish purportedly on behalf of all ratepayers in New Orleans.  In accordance with the procedural schedule, the evidentiary record and post-hearing briefs of the parties were submitted to the City Council in March 2006. On April 20, 2006, the City Council unanimously approved a resolution dismissing with prejudice the plaintiffs' claims.

Additionally, in the Entergy New Orleans bankruptcy proceeding, the complaint filed by the named plaintiffs in the Entergy New Orleans rate of return lawsuit, together with the named plaintiffs in the Entergy New Orleans fuel clause lawsuit, asking the court to declare that Entergy New Orleans, Entergy Corporation, and Entergy Services are a single business enterprise, and as such, are liable in solido with Entergy New Orleans for any claims asserted in the Entergy New Orleans rate of return lawsuit and the Entergy New Orleans fuel clause lawsuit, and alternatively, that the automatic stay be lifted to permit the movants to pursue the same relief in state court, was dismissed on April 26, 2006. Proofs of Claim were subsequently filed by the plaintiffs in the Entergy New Orleans rate of return lawsuit and by the plaintiffs in the Entergy New Orleans fuel adjustment clause litigation relating to both the City Council and class action proceedings. Objections to the Proofs of Claim are due on May 11, 2006. The plaintiffs in the Entergy New Orleans fuel adjustment clause litigation have also filed for certification of the class. A hearing in the bankruptcy court on class certification is scheduled for July 31, 2006.

Environmental Regulation and Proceedings

On April 19, 2006, an environmental advocacy organization served a notice of intent to bring an environmental citizen's suit pursuant to the federal Resource Conservation and Recovery Act (RCRA) against Entergy.  Notice of suit is required by RCRA sixty days before actual filing.  The suit, if filed, will allege that Entergy violated an EPA regulation by failing formally to report a discovered release of radioactive material into the environment at Indian Point.  These allegations relate to the ongoing site investigation of radionuclides found in groundwater wells at the site.  It is expected that the environmental advocacy organization will ask the court to require Entergy formally to notify EPA of the site condition, will seek to have EPA formally involved in the ongoing site investigation and any required remediation, will seek attorney's fees under the statute, and may seek to have the judge impose statutory penalties. Entergy continues to investigate the matter.

Item 1A. Risk Factors

There have been no material changes to the risk factors discussed in "PART I, Item 1A, Risk Factors" in the Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

In accordance with Entergy's stock-based compensation plans, Entergy periodically grants stock options to its employees that may be exercised to obtain shares of Entergy's common stock. According to the plans, these shares can be newly issued shares, treasury stock, or shares purchased on the open market. See Note 7 to the consolidated financial statements in the Form 10-K for additional discussion of the stock-based compensation plans. Entergy's management has been authorized to repurchase on the open market shares up to an amount sufficient to fund the exercise of grants under the plans, and this authorization does not have an expiration date. In August 2004, Entergy announced a program under which Entergy Corporation will repurchase up to $1.5 billion of its common stock. The program extended originally through the end of 2006, but, due to the effects of Hurricanes Katrina and Rita, the program was suspended, and the Board has authorized the extension of the program through 2008. This repurchase program is incremental to the existing authority to repurchase shares to fund the exercise of employee stock options. The amount of repurchases under the program may vary as a result of material changes in business results or capital spending, or as a result of material new investment opportunities.

During the first quarter of 2006, Entergy Corporation did not repurchase any shares of its common stock. The amount of authorization remaining under the Entergy Corporation plan to repurchase up to $1.5 billion of its common stock was $400 million as of March 31, 2006.

Item 5. Other Information

Earnings Ratios (Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

The domestic utility companies and System Energy have calculated ratios of earnings to fixed charges and ratios of earnings to combined fixed charges and preferred dividends/distributions pursuant to Item 503 of Regulation S-K of the SEC as follows:

	Ratios of Earnings to Fixed Charges
	Twelve Months Ended
	December 31,					March 31,
	2001	2002	2003	2004	2005	2006

Entergy Arkansas	3.29	2.79	3.17	3.37	3.75	3.81
Entergy Gulf States	2.36	2.49	1.51	3.04	3.34	3.48
Entergy Louisiana Holdings	2.76	3.14	3.93	3.60	3.50	3.75
Entergy Louisiana, LLC	2.76	3.14	3.93	3.60	3.50	3.75
Entergy Mississippi	2.14	2.48	3.06	3.41	3.16	2.88
Entergy New Orleans	(a)	(b)	1.73	3.60	1.22	1.22
System Energy	2.12	3.25	3.66	3.95	3.85	3.96

	Ratios of Earnings to Combined Fixed Charges and Preferred Dividends/Distributions
	Twelve Months Ended
	December 31,					March 31,
	2001	2002	2003	2004	2005	2006

Entergy Arkansas	2.99	2.53	2.79	2.98	3.34	3.37
Entergy Gulf States	2.21	2.40	1.45	2.90	3.18	3.32
Entergy Louisiana Holdings	2.51	2.86	3.46	3.16	3.09	3.17
Entergy Louisiana, LLC	2.76	3.14	3.93	3.60	3.50	3.63
Entergy Mississippi	1.96	2.27	2.77	3.07	2.83	2.62
Entergy New Orleans	(a)	(b)	1.59	3.31	1.12	1.15

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

Item 6. Exhibits *

**	3(a)	Amended and Restated Articles of Incorporation of Entergy Arkansas, as amended, effective March 22, 2006 (3(ii) to Form 8-K dated March 28, 2006 in 1-10764).

	4(a)	Seventy-fourth Supplemental Indenture, dated as of February 1, 2006, to Entergy Gulf States' Indenture of Mortgage, dated as of September 1, 1926.

	31(a) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Corporation.

	31(b) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Corporation.

	31(c) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Arkansas.

	31(d) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Gulf States.

	31(e)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Louisiana Holdings, Inc.

	31(f) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Gulf States.

	31(g) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Louisiana, LLC.

	31(h) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Mississippi.

	31(i) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy New Orleans.

	31(j) -	Rule 13a-14(a)/15d-14(a) Certification for System Energy.

	31(k) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Arkansas.

	31(l) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Gulf States.

	31(m) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Louisiana, LLC.

	31(n) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Mississippi.

	31(o) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy New Orleans.

	31(p) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Louisiana Holdings, Inc.

	31(q) -	Rule 13a-14(a)/15d-14(a) Certification for System Energy.

	32(a) -	Section 1350 Certification for Entergy Corporation.

	32(b) -	Section 1350 Certification for Entergy Corporation.

	32(c) -	Section 1350 Certification for Entergy Arkansas.

	32(d) -	Section 1350 Certification for Entergy Gulf States.

	32(e) -	Section 1350 Certification for Entergy Louisiana Holdings, Inc.

	32(f) -	Section 1350 Certification for Entergy Gulf States.

	32(g) -	Section 1350 Certification for Entergy Louisiana, LLC.

	32(h) -	Section 1350 Certification for Entergy Mississippi.

	32(i) -	Section 1350 Certification for Entergy New Orleans.

	32(j) -	Section 1350 Certification for System Energy.

	32(k) -	Section 1350 Certification for Entergy Arkansas.

	32(l) -	Section 1350 Certification for Entergy Gulf States.

	32(m) -	Section 1350 Certification for Entergy Louisiana, LLC.

	32(n) -	Section 1350 Certification for Entergy Mississippi.

	32(o) -	Section 1350 Certification for Entergy New Orleans.

	32(p) -	Section 1350 Certification for Entergy Louisiana Holdings, Inc.

	32(q) -	Section 1350 Certification for System Energy.

	99(a) -	Entergy Arkansas' Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

	99(b) -	Entergy Gulf States' Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

	99(c) -	Entergy Louisiana Holdings, Inc.'s Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

	99(d) -	Entergy Louisiana, LLC's Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Distributions, as defined.

	99(e) -	Entergy Mississippi's Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

	99(f) -	Entergy New Orleans' Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

	99(g) -	System Energy's Computation of Ratios of Earnings to Fixed Charges, as defined.

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
*

Reference is made to a duplicate list of exhibits being filed as a part of this report on Form 10-Q for the quarter ended March 31, 2006, which list, prepared in accordance with Item 102 of Regulation S-T of the SEC, immediately precedes the exhibits being filed with this report on Form 10-Q for the quarter ended March 31, 2006.

**	Incorporated herein by reference as indicated.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company or its subsidiaries.

ENTERGY CORPORATION
ENTERGY ARKANSAS, INC.
ENTERGY GULF STATES, INC.
ENTERGY LOUISIANA HOLDINGS, INC.
ENTERGY LOUISIANA, LLC
ENTERGY MISSISSIPPI, INC.
ENTERGY NEW ORLEANS, INC.
SYSTEM ENERGY RESOURCES, INC.

/s/ Nathan E.. Langston Nathan E. Langston Senior Vice President and Chief Accounting Officer (For each Registrant and for each as Principal Accounting Officer)

Date: May 9, 2006