Form 10-Q
period 2006-06-30
ENTERGY CORP /DE/; SYSTEM ENERGY RESOURCES INC; ENTERGY NEW ORLEANS INC; ENTERGY MISSISSIPPI INC; Entergy Louisiana, LLC; ENTERGY ARKANSAS INC; ENTERGY GULF STATES INC
filed 2006-08-09
CIK 65984, 202584, 71508, 66901, 1348952, 7323, 44570

__________________________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number	Registrant, State of Incorporation, Address of Principal Executive Offices, Telephone Number, and IRS Employer Identification No.	Commission File Number	Registrant, State of Incorporation, Address of Principal Executive Offices, Telephone Number, and IRS Employer Identification No.
1-11299	ENTERGY CORPORATION (a Delaware corporation) 639 Loyola Avenue New Orleans, LA 70113 Telephone (504) 576-4000 72-1229752	1-31508	ENTERGY MISSISSIPPI, INC. (a Mississippi corporation) 308 East Pearl Street Jackson, Mississippi 39201 Telephone (601) 368-5000 64-0205830

1-10764	ENTERGY ARKANSAS, INC. (an Arkansas corporation) 425 West Capitol Avenue Little Rock, Arkansas 72201 Telephone (501) 377-4000 71-0005900	0-5807	ENTERGY NEW ORLEANS, INC. (a Louisiana corporation) 1600 Perdido Street, Building 529 New Orleans, Louisiana 70112 Telephone (504) 670-3620 72-0273040

1-27031	ENTERGY GULF STATES, INC. (a Texas corporation) 350 Pine Street Beaumont, Texas 77701 Telephone (409) 838-6631 74-0662730	1-9067	SYSTEM ENERGY RESOURCES, INC. (an Arkansas corporation) Echelon One 1340 Echelon Parkway Jackson, Mississippi 39213 Telephone (601) 368-5000 72-0752777

1-32718	ENTERGY LOUISIANA, LLC (a Texas limited liability company) 446 North Boulevard Baton Rouge, LA 70802 Telephone (225) 381-5868 75-3206126

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

	Large accelerated filer	Accelerated filer	Non-accelerated filer
Entergy Corporation	Ö
Entergy Arkansas, Inc.			Ö
Entergy Gulf States, Inc.			Ö
Entergy Louisiana, LLC			Ö
Entergy Mississippi, Inc.			Ö
Entergy New Orleans, Inc.			Ö
System Energy Resources, Inc.			Ö

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).
Yes	No	X

Common Stock Outstanding		Outstanding at July 31, 2006
Entergy Corporation	($0.01 par value)	208,357,426

Entergy Corporation, Entergy Arkansas, Inc., Entergy Gulf States, Inc., Entergy Louisiana, LLC, Entergy Mississippi, Inc., Entergy New Orleans, Inc., and System Energy Resources, Inc. separately file this combined Quarterly Report on Form 10-Q. Information contained herein relating to any individual company is filed by such company on its own behalf. Each company reports herein only as to itself and makes no other representations whatsoever as to any other company. This combined Quarterly Report on Form 10-Q supplements and updates the Annual Report on Form 10-K for the calendar year ended December 31, 2005, and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed by the individual registrants with the SEC, and should be read in conjunction therewith.

ENTERGY CORPORATION AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
June 30, 2006

ENTERGY CORPORATION AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
June 30, 2006

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

  resolution of pending and future rate cases and negotiations, including various performance-based rate discussions and implementation of new Texas legislation, and other regulatory proceedings, including those related to Entergy's System Agreement and Entergy's utility supply plan
  Entergy's ability to manage its operation and maintenance costs the performance of Entergy's generating plants, and particularly the capacity factors at its nuclear generating facilities prices for power generated by Entergy's unregulated generating facilities, the ability to hedge, sell power forward or otherwise reduce the market price risk associated with those facilities, including the Non-Utility Nuclear plants, the ability to meet credit support requirements, and the prices and availability of power and fuel Entergy must purchase for its utility customers and operations
  Entergy's ability to develop and execute on a point of view regarding prices of electricity, natural gas, and other energy-related commodities changes in the financial markets, particularly those affecting the availability of capital and Entergy's ability to refinance existing debt, execute its share repurchase program, and fund investments and acquisitions actions of rating agencies, including changes in the ratings of debt and preferred stock, changes in general corporate ratings, and changes in the rating agencies' ratings criteria changes in inflation, interest rates, and foreign currency exchange rates
  Entergy's ability to purchase and sell assets at attractive prices and on other attractive terms volatility and changes in markets for electricity, natural gas, uranium, and other energy-related commodities changes in utility regulation, including the beginning or end of retail and wholesale competition, the ability to recover net utility assets and other potential stranded costs, the establishment of a regional transmission organization that includes Entergy's utility service territory, and the application of market power criteria by the FERC changes in regulation of nuclear generating facilities and nuclear materials and fuel, including possible shutdown of nuclear generating facilities, particularly those in the northeastern United States uncertainty regarding the establishment of interim or permanent sites for spent nuclear fuel storage and disposal resolution of pending or future applications for license extensions or modifications of nuclear generating facilities changes in law resulting from federal energy legislation, including the effects of PUHCA repeal changes in environmental, tax, and other laws, including requirements for reduced emissions of sulfur, nitrogen, carbon, mercury, and other substances the economic climate, and particularly growth in Entergy's service territory variations in weather and the occurrence of hurricanes and other storms and disasters, including uncertainties associated with efforts to remediate the effects of Hurricanes Katrina and Rita and recovery of costs associated with restoration including Entergy's ability to obtain financial assistance from governmental authorities in connection with these storms the outcome of the Chapter 11 bankruptcy proceeding of Entergy New Orleans, and the impact of this proceeding on other Entergy companies the potential effects of threatened or actual terrorism and war the effects of Entergy's strategies to reduce tax payments the effects of litigation and government investigations
  changes in accounting standards, corporate governance, and securities law requirements
  Entergy's ability to attract and retain talented management and directors

(Page left blank intentionally)

DEFINITIONS

Certain abbreviations or acronyms used in the text are defined below:

Abbreviation or Acronym	Term
AFUDC	Allowance for Funds Used During Construction
ANO 1 and 2	Units 1 and 2 of Arkansas Nuclear One Steam Electric Generating Station (nuclear), owned by Entergy Arkansas
APSC	Arkansas Public Service Commission
average contract price per MWh or per kW per month	Price at which generation output and/or capacity is expected to be sold to third parties, given existing contract or option exercise prices based on expected dispatch or capacity
average contract revenue per MWh	Price at which the combination of generation output and capacity are expected to be sold to third parties, given existing contract or option exercise prices based on expected dispatch
Board	Board of Directors of Entergy Corporation
bundled capacity and energy contract	A contract for the sale of installed capacity and related energy, priced per megawatt-hour sold capacity contract

For Non-Utility Nuclear, a contract for the sale of the installed capacity product in regional markets managed by ISO New England and the New York Independent System Operator; For Energy Commodity Services, a contract for the sale of capacity and related energy, in which capacity and energy are priced separately

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
firm liquidated damages

Transaction that requires receipt or delivery of energy at a specified delivery point (usually at a market hub not associated with a specific asset) or settles financially on notional quantities; if a party fails to deliver or receive energy, the defaulting party must compensate the other party as specified in the contract

DEFINITIONS (Continued)
Abbreviation or Acronym	Term
FSP	FASB Staff Position
Grand Gulf	Unit No. 1 of Grand Gulf Steam Electric Generating Station (nuclear), 90% owned or leased by System Energy
GWh	Gigawatt-hour(s), which equals one million kilowatt-hours
Independence	Independence Steam Electric Station (coal), owned 16% by Entergy Arkansas, 25% by Entergy Mississippi, and 7% by Entergy Power
IRS	Internal Revenue Service
ISO	Independent System Operator
kV	Kilovolt
kW	Kilowatt
kWh	Kilowatt-hour(s)
LDEQ	Louisiana Department of Environmental Quality
LPSC	Louisiana Public Service Commission
Mcf	One thousand cubic feet of gas
MMBtu	One million British Thermal Units
MPSC	Mississippi Public Service Commission
MW	Megawatt(s), which equals one thousand kilowatt(s)
MWh	Megawatt-hour(s)
Nelson Unit 6	Unit No. 6 (coal) of the Nelson Steam Electric Generating Station, owned 70% by Entergy Gulf States
Net debt ratio	Gross debt less cash and cash equivalents divided by total capitalization less cash and cash equivalents
Net MW in operation	Installed capacity owned or operated
Net revenue	Operating revenue net of fuel, fuel-related, and purchased power expenses; and other regulatory credits
Non-Utility Nuclear	Entergy's business segment that owns and operates five nuclear power plants and sells electric power produced by those plants primarily to wholesale customers
NRC	Nuclear Regulatory Commission
NYPA	New York Power Authority
OASIS	Open Access Same Time Information Systems
percent of planned generation sold forward	Percent of planned generation output sold forward under contracts, forward physical contracts, forward financial contracts, or options that may or may not require regulatory approval
planned net MW in operation	Amount of capacity to be available to generate power considering uprates planned to be completed within the calendar year planned TWh of generation

Amount of output expected to be generated by Non-Utility Nuclear for nuclear units, or by non-nuclear wholesale assets for fossil and wind units, considering plant operating characteristics, outage schedules, and expected market conditions that impact dispatch

PPA	Purchased power agreement
PRP	Potentially responsible party (a person or entity that may be responsible for remediation of environmental contamination)
PUCT	Public Utility Commission of Texas
PUHCA 1935	Public Utility Holding Company Act of 1935, as amended
PUHCA 2005	Public Utility Holding Company Act of 2005, which repealed PUHCA 1935, among other things

DEFINITIONS (Concluded)
Abbreviation or Acronym	Term
PURPA	Public Utility Regulatory Policies Act of 1978
Ritchie Unit 2	Unit 2 of the R.E. Ritchie Steam Electric Generating Station (gas/oil)
River Bend	River Bend Steam Electric Generating Station (nuclear), owned by Entergy Gulf States
SEC	Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards as promulgated by the FASB
SMEPA	South Mississippi Electric Power Agency, which owns a 10% interest in Grand Gulf
System Agreement	Agreement, effective January 1, 1983, as modified, among the domestic utility companies relating to the sharing of generating capacity and other power resources
System Energy	System Energy Resources, Inc.
System Fuels	System Fuels, Inc.
TWh	Terawatt-hour(s), which equals one billion kilowatt-hours
unit-contingent	Transaction under which power is supplied from a specific generation asset; if the asset is unavailable, the seller is not liable to the buyer for any damages unit-contingent with availability guarantees

Transaction under which power is supplied from a specific generation asset; if the asset is unavailable, the seller is not liable to the buyer for any damages unless the actual availability over a specified period of time is below an availability threshold specified in the contract

Unit Power Sales Agreement

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

Community Development Block Grants (CDBG)

As discussed in the Form 10-K, a federal hurricane aid package became law that includes funding for Community Development Block Grants (CDBG) that allows state and local leaders to fund individual recovery priorities. The law permits funding for infrastructure restoration. It is uncertain how much funding, if any, will be designated for utility reconstruction and the timing of such decisions is also uncertain. The U.S. Department of Housing and Urban Development has allocated approximately $10.4 billion for Louisiana, $5.1 billion for Mississippi, and $74 million for Texas, with an additional $1 billion approved by Congress but not yet allocated to the states. The states, in turn, will administer the grants. Entergy is currently preparing applications to seek CDBG funding. In March 2006, Entergy New Orleans, Entergy Louisiana, and Entergy Gulf States-Louisiana provided justification statements to state and local officials. The statements, which will be reviewed by the Louisiana Recovery Authority, include the estimated costs of Hurricanes Katrina and Rita damage, as well as for Entergy New Orleans a lost customer base component intended to help offset the need for storm-related rate increases. The statements include justification for requests for CDBG funding of $718 million by Entergy New Orleans, $472 million by Entergy Louisiana, and $164 million by Entergy Gulf States-Louisiana. As discussed further below, in June 2006 Entergy Mississippi filed a request with the Mississippi Development Authority for $89 million of CDBG funding for reimbursement of its Hurricane Katrina infrastructure restoration costs.

Storm Costs Recovery Filings with Retail Regulators

On July 31, 2006, Entergy Louisiana and Entergy Gulf States filed a supplemental and amending storm cost recovery application with the LPSC, in which Entergy Louisiana and Entergy Gulf States requested that the LPSC (1) review Entergy Louisiana's and Entergy Gulf States' testimony and exhibits relating to the costs associated with Hurricanes Katrina and Rita, and declare that those verified, actual storm-related costs through May 31, 2006 are $466.8 million for Entergy Louisiana and $200.3 million for Entergy Gulf States in the Louisiana jurisdiction and that those costs were prudently incurred; (2) declare that the annual revenue requirements associated with the recovery of those costs, based on a ten-year levelized rate are $54.4 million for Entergy Louisiana and $26.2 million for Entergy Gulf States; (3) authorize Entergy Louisiana and Entergy Gulf States to recover the costs through Storm Cost Recovery Riders (SCRRs) proposed by Entergy Louisiana and Entergy Gulf States; (4) declare that the storm costs incurred subsequent to May 31, 2006 are to be filed by Entergy Louisiana and Entergy Gulf States with the LPSC on an annual basis in connection with their annual formula rate plan (FRP) filings, and that the SCRRs be adjusted annually to reflect such costs and any insurance proceeds or CDBG funds actually received, with the adjusted amounts to be collected through the SCRRs to take effect contemporaneous with the effective date of rate changes under the FRP; (5) declare that the storm-related costs incurred by Entergy Louisiana and Entergy Gulf States meet the conditions set forth in the FRP for exclusion from the sharing provisions in those FRPs and authorize the permanent recovery of storm costs outside of the FRPs adopted by the LPSC for Entergy Louisiana and Entergy Gulf States; and (6) authorize the funding of a storm reserve through securitization sufficient to fund a storm cost reserve of $132 million for Entergy Louisiana and $81 million for Entergy Gulf States. Hearings on the application are scheduled for the first quarter 2007.

In July 2006, Entergy Gulf States filed an application with the PUCT with respect to the $393.2 million of Hurricane Rita reconstruction costs incurred in its Texas retail jurisdiction through March 31, 2006. The filing asks the PUCT to determine that $393.2 million is the amount of reasonable and necessary hurricane reconstruction costs eligible for securitization and recovery, approve the recovery of carrying costs, and approve the manner in which Entergy Gulf States-Texas allocates those costs among its retail customer classes.  If approved, Entergy Gulf States' application will ultimately affect all its retail customers in Texas. Entergy Gulf States' filing does not request recovery of costs through a specific rider on customer bills or through any other means at this time. The hearing before the PUCT on the filing is scheduled for November 2006. This is the first of two filings authorized by a law passed earlier this year in a special session of the Texas Legislature. A second filing will request securitization and recovery of the eligible costs through retail rates and tariffs. Entergy Gulf States expects to make the second filing following the conclusion of the reconstruction cost case.

As discussed in the Form 10-K, in December 2005, Entergy Mississippi filed with the MPSC a Notice of Intent to change rates by implementing a Storm Damage Rider to recover storm damage restoration costs associated with Hurricanes Katrina and Rita totaling approximately $84 million as of November 30, 2005.  In February 2006, Entergy Mississippi filed an Application for an Accounting Order seeking certification by the MPSC of Entergy Mississippi's estimated $36 million of storm restoration costs not included in the December 2005 filing. In March 2006, the Governor signed a law that established a mechanism by which the MPSC may authorize and certify an electric utility financing order and the state may issue general obligation bonds to pay the costs of repairing damage caused by Hurricane Katrina to the systems of investor-owned electric utilities.  Because of the passage of this law and the possibility of Entergy Mississippi obtaining CDBG funds for Hurricane Katrina storm restoration costs, in March 2006, the MPSC issued an order approving a Joint Stipulation between Entergy Mississippi and the Mississippi Public Utilities Staff that provided for the review of Entergy Mississippi's total storm restoration costs in the Application for an Accounting Order proceeding.  The Stipulation stated that the procedural schedule of the December 2005 Notice of Intent filing should be suspended until the MPSC issues a final order in the Application for an Accounting Order proceeding.

In June 2006, the MPSC issued an order certifying Entergy Mississippi's Hurricane Katrina restoration costs incurred through March 31, 2006 of $89 million, net of estimated insurance proceeds. Two days later Entergy Mississippi filed a request with the Mississippi Development Authority for $89 million of CDBG funding for reimbursement of its infrastructure restoration costs. Entergy Mississippi also filed a Petition for Financing Order with the MPSC for authorization of state general obligation bond financing of $169 million for Hurricane Katrina restoration costs and future storm costs. The $169 million amount includes Hurricane Katrina restoration costs plus $80 million to build Entergy Mississippi's storm damage reserve for the future. The amount financed through the bonds will be reduced dollar for dollar by any CDBG funds that Entergy Mississippi receives. Pursuant to the legislation, the MPSC must issue a financing order by the end of October 2006.

See State and Local Rate Regulation below for a discussion of Entergy New Orleans' filings with the City Council directed at recovery of its storm costs.

Insurance Recovery

As discussed more fully in the Form 10-K, Entergy estimates that its net insurance recoveries for the losses caused by Hurricanes Katrina and Rita will be approximately $382 million. Entergy has received $15 million thus far on its insurance claims, as it continues working towards insurance payment of its covered losses.

Entergy New Orleans Bankruptcy

See the Form 10-K for a discussion of the Entergy New Orleans bankruptcy proceeding. Following is an update to the discussion in the Form 10-K. In April 2006, the bankruptcy judge extended the exclusivity period for filing a plan of reorganization by Entergy New Orleans to August 21, 2006. Entergy New Orleans has filed another motion to extend the exclusivity period for filing its plan of reorganization, requesting that the deadline be extended an additional 120 days until December 19, 2006. The court entered an order extending the August 21, 2006 date for Entergy New Orleans' exclusive right to file a plan of reorganization until the court can hear and rule on Entergy New Orleans' motion to extend, which was set for hearing on September 18, 2006. In order to file a plan of reorganization no later than December 2006, Entergy New Orleans believes that it needs resolution of its June 2006 formula rate plan and storm rider filings and commitment on timing and amount of CDBG funds. If the motion to extend is granted, Entergy New Orleans will have the exclusive right to file its plan of reorganization until December 19, 2006, and will have until February 15, 2007 to obtain acceptances of its plan by each class of impaired creditors.

In addition, the bankruptcy judge had set a date of April 19, 2006 by which creditors with prepetition claims against Entergy New Orleans must, with certain exceptions, file their proofs of claim in the bankruptcy case. Approximately 500 claims have been filed thus far in Entergy New Orleans' bankruptcy proceeding. Entergy New Orleans is currently analyzing the accuracy and validity of the claims filed, and has begun seeking withdrawal or modification of claims or objecting to claims with which it disagrees.

Since the filing of the bankruptcy proceedings, Entergy New Orleans has not been able to declare and pay dividends on its 4.75% preferred stock for three quarters. As discussed further in the Form 10-K, if dividends with respect to the 4.75% preferred stock are not paid for four quarters, the holders of these shares would have the right to elect a majority of the Entergy New Orleans board of directors.  Entergy New Orleans filed a motion in the bankruptcy court seeking authority to recommence paying dividends to the holders of the 4.75% preferred shares. After a hearing on the motion on May 3, 2006, the court granted Entergy New Orleans the authority to pay dividends to the holders of the 4.75% preferred shares, beginning with the dividend due on July 1, 2006, and thereafter, unless objections are filed by creditors forty-five days in advance of a dividend payment date. If any objections are filed, the matter would be heard by the bankruptcy court. Entergy New Orleans declared and paid the dividend due on July 1, 2006, and intends to declare and pay the dividends on the 4.75% preferred shares each quarter pending resolution of its plan of reorganization.

Municipalization is one potential outcome of Entergy New Orleans' recovery effort. In June 2006 Louisiana passed a law that establishes a governance structure for a public power authority, if municipalization of Entergy New Orleans' utility business is pursued.

As discussed in the Form 10-K, as a result of the Entergy New Orleans bankruptcy proceeding, Entergy deconsolidated Entergy New Orleans for financial reporting purposes retroactive to January 1, 2005. Because Entergy owns all of the common stock of Entergy New Orleans, this change will not affect the amount of net income Entergy records resulting from Entergy New Orleans' operations for any current or prior period, but will result in Entergy New Orleans' net income or loss being presented as "Equity in earnings of unconsolidated equity affiliates" rather than its results being included in each individual income statement line item, as is the case for periods prior to 2005.

Results of Operations

Second Quarter 2006 Compared to Second Quarter 2005

Following are income statement variances for Utility, Non-Utility Nuclear, Parent & Other business segments, and Entergy comparing the second quarter 2006 to the second quarter 2005 showing how much the line item increased or (decreased) in comparison to the prior period:

	Utility	Non-Utility Nuclear	Parent & Other	Entergy
	(In Thousands)
2nd Quarter 2005 Consolidated Net Income	$217,260	$58,277	$17,011	$292,548

Net revenue (operating revenue less fuel expense, purchased power, and other regulatory credits - net)	(38,406)	17,693	19,697	(1,016)
Other operation and maintenance expenses	(1,957)	10,196	6,260	14,499
Taxes other than income taxes	(2,164)	(741)	(981)	(3,886)
Depreciation	11,754	1,958	(189)	13,523
Other income	7,721	4,822	(12,672)	(129)
Interest charges	10,107	(2,857)	12,190	19,440
Other expenses	610	2,504	17	3,131
Discontinued operations (net-of-tax)	-	-	15,932	15,932
Income taxes	(38,317)	6,353	3,016	(28,948)

2nd Quarter 2006 Consolidated Net Income	$206,542	$63,379	$19,655	$289,576

Refer to "ENTERGY CORPORATION AND SUBSIDIARIES - SELECTED OPERATING RESULTS" for further information with respect to Utility operating statistics.

Net Revenue

Utility

Following is an analysis of the change in net revenue, which is Entergy's measure of gross margin, comparing the second quarter of 2006 to the second quarter of 2005.
Amount
(In Millions)

2nd Quarter 2005 net revenue	$1,114.2
Price applied to unbilled electric sales	(100.4)
Volume/weather	26.5
Base revenues/Attala cost deferral	18.9
Fuel recovery	15.8
Other	0.8
2nd Quarter 2006 net revenue	$1,075.8

The price applied to unbilled sales variance is due to the exclusion in 2006 of the fuel cost component in the calculation of the price applied to unbilled sales. Effective January 1, 2006, the fuel cost component is no longer included in the unbilled revenue calculation at Entergy Louisiana and the Louisiana jurisdiction at Entergy Gulf States, which is in accordance with regulatory treatment. Entergy expects that the effect of this factor will be less for its annual results for 2006. See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" herein.

The volume/weather variance resulted primarily from more favorable weather in the second quarter of 2006 compared to the second quarter of 2005 in addition to an increase in weather-adjusted usage. Billed usage increased a total of 801 GWh in the residential and commercial sectors and decreased 87 GWh in the industrial sector. The increase was partially offset by decreased usage during the unbilled period.

The base revenues variance resulted primarily from increases at Entergy Gulf States in the Louisiana jurisdiction effective October 2005 for the 2004 formula rate plan filing and the annual revenue requirement related to the purchase of power from the Perryville generating station, and increases at Entergy Gulf States in the Texas jurisdiction related to an incremental purchased capacity recovery rider that began in December 2005 and a transition to competition rider that began in March 2006. The Attala cost deferral variance resulted from deferred under-recovered Attala power plant costs at Entergy Mississippi that will be recovered through the power management rider. The net income effect of the Attala cost deferral is partially offset by Attala costs in other operation and maintenance expenses, depreciation expense, and taxes other than income taxes.

The fuel recovery variance resulted primarily from the under-recovery in 2005 of fuel costs from retail customers in addition to increased fuel cost recovery in 2006 as a result of special rate contracts.

Non-Utility Nuclear

Net revenue increased for Non-Utility Nuclear primarily due to higher pricing in its contracts to sell power. Also contributing to the increase in revenues was increased generation in 2006 due to a power uprate completed since the second quarter of 2005, partially offset by the effect of refueling outages on available generation output. The total number of refueling days was essentially the same in the second quarter of 2006 compared to the second quarter of 2005. However, the outage in the second quarter of 2006 was at a larger unit, Indian Point 2, while most of the outage days in the second quarter of 2005 were at a smaller unit, Pilgrim. Following are key performance measures for Non-Utility Nuclear for the second quarters of 2006 and 2005:

	2006	2005

Net MW in operation at June 30	4,200	4,105
Average realized price per MWh	$43.93	$42.63
Generation in GWh for the quarter	8,249	8,156
Capacity factor for the quarter	90%	91%

Parent & Other

Net revenue increased for Parent & Other primarily due to the $14.1 million gain ($8.6 million net-of-tax) realized on the sale of the non-nuclear wholesale asset business' remaining interest in a power development project.

Other Operation and Maintenance Expenses

Other operation and maintenance expenses increased for Non-Utility Nuclear from $145 million for the second quarter of 2005 to $155 million for the second quarter of 2006 primarily due to higher refueling outage expenses.

Interest Charges

Interest charges increased for the Utility and Parent & Other primarily due to additional borrowing to fund the significant storm restoration costs associated with Hurricanes Katrina and Rita.

Discontinued Operations

Income from discontinued operations increased primarily due to the $17.1 million gain (net-of-tax) on the sale of the retail electric portion of the Competitive Retail Services business operating in the ERCOT region of Texas.

Income Taxes

The effective income tax rates for the second quarters of 2006 and 2005 were 31.0% and 33.9%, respectively. The difference in the effective income tax rate for the second quarter of 2006 versus the federal statutory rate of 35.0% is primarily due to the recognition of an income tax benefit related to ANO 1 steam generator removal cost and the favorable resolution of a tax audit issue, partially offset by state income taxes. The difference in the effective income tax rate for the second quarter of 2005 versus the federal statutory rate of 35.0% is primarily due to tax benefits from the American Jobs Creation Act of 2004 and investment tax credit amortization, partially offset by state income taxes and book and tax differences on utility plant items.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Following are income statement variances for Utility, Non-Utility Nuclear, Parent & Other business segments, and Entergy comparing the six months ended June 30, 2006 to the six months ended June 30, 2005 showing how much the line item increased or (decreased) in comparison to the prior period:
	Utility	Non-Utility Nuclear	Parent & Other	Entergy
	(In Thousands)
2005 Consolidated Net Income	$313,286	$136,242	$21,399	$470,927

Net revenue (operating revenue less fuel expense, purchased power, and other regulatory credits - net)	27,066	54,883	29,951	111,900
Other operation and maintenance expenses	11,147	17,995	11,147	40,289
Taxes other than income taxes	4,643	4,079	114	8,836
Depreciation	1,866	2,176	(651)	3,391
Other income	20,475	(14,898)	(21,492)	(15,915)
Interest charges	15,001	(3,349)	25,008	36,660
Other expenses	1,562	2,316	31	3,909
Discontinued operations (net-of-tax)	-	-	15,056	15,056
Income taxes	(6,869)	8,102	(3,593)	(2,360)

2006 Consolidated Net Income	$333,477	$144,908	$12,858	$491,243

Refer to "ENTERGY CORPORATION AND SUBSIDIARIES - SELECTED OPERATING RESULTS" for further information with respect to Utility operating statistics.

Net Revenue

Utility

Following is an analysis of the change in net revenue, which is Entergy's measure of gross margin, comparing the six months ended June 30, 2006 to the six months ended June 30, 2005.
Amount
(In Millions)

2005 net revenue	$1,972.9
Base revenues/Attala cost deferral	46.5
Fuel recovery	32.7
Volume/weather	18.0
Transmission revenue	11.9
Storm cost recovery	7.3
Price applied to unbilled electric sales	(95.8)
Other	6.5
2006 net revenue	$2,000.0

The base revenues variance resulted primarily from increases at Entergy Gulf States in the Louisiana jurisdiction effective October 2005 for the 2004 formula rate plan filing and the annual revenue requirement related to the purchase of power from the Perryville generating station, and increases at Entergy Gulf States in the Texas jurisdiction related to an incremental purchased capacity recovery rider that began in December 2005 and a transition to competition rider that began in March 2006. The Attala cost deferral variance resulted from deferred under-recovered Attala power plant costs at Entergy Mississippi that will be recovered through the power management rider. The net income effect of the Attala cost deferral is partially offset by Attala costs in other operation and maintenance expenses, depreciation expense, and taxes other than income taxes.

The fuel recovery variance resulted primarily from adjustments of fuel clause recoveries in Entergy Gulf States' Louisiana jurisdiction, the under-recovery in 2005 of fuel costs from retail customers, and increased recovery in 2006 of fuel costs as a result of special rate contracts. The increase was partially offset by the Entergy Arkansas energy cost recovery true-up made in the first quarter of 2005.

The volume/weather variance resulted primarily from increased usage, including the effect of weather on billed sales, compared to the same period in 2006. Billed usage increased a total of 657 GWh in the residential and commercial sectors and decreased 486 GWh in the industrial sector. The increase was partially offset by decreased usage during the unbilled period.

The transmission revenue variance is primarily due to new transmission customers in 2006. Also contributing to the increase was an increase in rates effective June 2006.

The storm cost recovery variance is due to the return earned on the interim recovery of storm-related costs at Entergy Louisiana and the Louisiana jurisdiction of Entergy Gulf States as allowed by the LPSC effective March 2006.

The price applied to unbilled sales variance is due to the exclusion in 2006 of the fuel cost component in the calculation of the price applied to unbilled sales. Effective January 1, 2006, the fuel cost component is no longer included in the unbilled revenue calculation at Entergy Louisiana and the Louisiana jurisdiction at Entergy Gulf States, which is in accordance with regulatory treatment. Entergy expects that the effect of this factor will be less for its annual results for 2006. See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" herein.

Non-Utility Nuclear

Net revenue increased for Non-Utility Nuclear primarily due to higher pricing in its contracts to sell power. Also contributing to the increase in revenues was increased generation in 2006 due to power uprates at certain plants completed in 2005 and 2006 and fewer refueling outages in 2006. Following are key performance measures for Non-Utility Nuclear for the six months ended June 30, 2006 and 2005:

	2006	2005

Net MW in operation at June 30	4,200	4,105
Average realized price per MWh	$44.16	$42.09
Generation in GWh for the period	16,990	16,422
Capacity factor for the period	94%	92%

Parent & Other

Net revenue increased for Parent & Other primarily due to the $14.1 million gain ($8.6 million net-of-tax) realized on the sale of the non-nuclear wholesale asset business' remaining interest in a power development project.

Other Operation and Maintenance Expenses

Other operation and maintenance expenses increased for the Utility from $750 million in 2005 to $761 million in 2006 primarily due to the following:

  an increase of $11 million related to storm reserves. This increase does not include costs associated with Hurricanes Katrina and Rita;
  an increase of $9 million in customer service support costs, including an increase in customer write-offs; and
  an increase of $8 million in nuclear costs as a result of higher payroll costs and a non-refueling plant outage at Entergy Gulf States in February 2006.

The increase was partially offset by a decrease of $10 million in benefits and payroll costs and a decrease of $10 million in distribution costs, including lower planned spending for vegetation maintenance.

Other operation and maintenance expenses increased for Non-Utility Nuclear from $288 million in 2005 to $306 million in 2006 primarily due to higher refueling outage expenses.

Other Income

Other income increased for the Utility from $59 million in 2005 to $79 million in 2006 primarily due to an increase in interest income recorded on the deferred fuel costs balance. Other income decreased for Non-Utility Nuclear from $48 million in 2005 to $33 million in 2006 primarily due to miscellaneous income of $26 million in 2005 resulting from a reduction in the decommissioning liability for a plant in conjunction with a new decommissioning cost study. The decrease for Non-Utility Nuclear was partially offset by an increase of $5 million in interest income. The decrease in other income for Parent & Other was primarily due to a decrease in interest income and the proceeds in 2005 from the sale of SO2 allowances.

Interest Charges

Interest charges increased for the Utility and Parent & Other primarily due to additional borrowing to fund the significant storm restoration costs associated with Hurricanes Katrina and Rita.

Discontinued Operations

Income from discontinued operations increased primarily due to the $17.1 million gain (net-of-tax) on the sale of the retail electric portion of the Competitive Retail Services business operating in the ERCOT region of Texas.

Income Taxes

The effective income tax rates for the six months ended June 30, 2006 and 2005 were 33.5% and 33.9%, respectively. The difference in the effective income tax rate for the six months ended June 30, 2006 versus the federal statutory rate of 35.0% is primarily due to the recognition of an income tax benefit related to ANO 1 steam generator removal cost and the favorable resolution of a tax audit issue, partially offset by state income taxes. The difference in the effective income tax rate for the six months ended June 30, 2005 versus the federal statutory rate of 35.0% is primarily due to tax benefits from the American Jobs Creation Act of 2004, investment tax credit amortization, and a downward revision in the estimate of federal income tax expense related to tax depreciation. These factors were partially offset by state income taxes and book and tax differences on utility plant items.

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

As discussed in the Form 10-K, the bankruptcy court issued its order in December 2005 giving final approval for the $200 million DIP credit facility, and the indenture trustee for Entergy New Orleans' first mortgage bonds appealed the order. On March 29, 2006 the bankruptcy court approved a settlement among Entergy New Orleans, Entergy Corporation, and the indenture trustee, and the indenture trustee dismissed its appeal. As of June 30, 2006, Entergy New Orleans had approximately $40 million of outstanding borrowings under the DIP credit facility.

As discussed in the Form 10-K, borrowings under the DIP credit facility are due in full, and the agreement will terminate, at the earliest of several times or events, including August 23, 2006. Entergy and Entergy New Orleans have agreed to an amendment to the DIP credit agreement that extends the August 23, 2006 maturity date to August 23, 2007, and this amendment is subject to bankruptcy court approval. Entergy New Orleans has filed a motion with the bankruptcy court to authorize Entergy New Orleans to enter into the amendment, which is set for hearing August 16, 2006.

Capital Structure

Entergy's capitalization is balanced between equity and debt, as shown in the following table.

	June 30, 2006	December 31, 2005

Net debt to net capital	50.3%	51.5%
Effect of subtracting cash from debt	2.1%	1.6%
Debt to capital	52.4%	53.1%

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

As discussed in the Form 10-K, Entergy Corporation has in place two separate revolving credit facilities, a five-year credit facility and a three-year credit facility. The five-year credit facility expires in May 2010 and the three-year facility expires in December 2008. Entergy can issue letters of credit against the total borrowing capacity of both credit facilities. Following is a summary of the borrowings outstanding and capacity available under these facilities as of June 30, 2006:
Facility	Capacity	Borrowings	Letters of Credit	Capacity Available
	(In Millions)

5-Year Facility	$2,000	$805	$144	$1,051
3-Year Facility	$1,500	$-	$-	$1,500

Entergy Arkansas, Entergy Gulf States, and Entergy Mississippi each have credit facilities available as of June 30, 2006 as follows:
Company	Expiration Date	Amount of Facility	Amount Drawn as of June 30, 2006

Entergy Arkansas	April 2007	$85 million	-
Entergy Gulf States	February 2011	$25 million (a)	-
Entergy Mississippi	May 2007	$30 million (b)	-
Entergy Mississippi	May 2007	$20 million (b)	-

(a)	The credit facility allows Entergy Gulf States to issue letters of credit against the borrowing capacity of the facility. As of June 30, 2006, $1.4 million in letters of credit had been issued.
(b)	Borrowings under the Entergy Mississippi facilities may be secured by a security interest in its accounts receivable.

See Note 4 to the consolidated financial statements for additional discussion of Entergy's credit facilities.

Capital Expenditure Plans and Other Uses of Capital

See the table in the Form 10-K under "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources - Capital Expenditure Plans and Other Uses of Capital," which sets forth the amounts of planned construction and other capital investments by operating segment for 2006 through 2008. Following is an update to that discussion:

In July 2006, Entergy's Non-Utility Nuclear business reached an agreement to purchase Consumers Energy Company's 798 MW Palisades nuclear energy plant located near South Haven, Michigan for $380 million. Entergy's Non-Utility Nuclear business will acquire the plant, nuclear fuel, and other assets. In the near-term, Entergy intends to finance the acquisition through borrowings from Entergy Corporation's revolving credit facilities. As part of the purchase, Entergy's Non-Utility Nuclear business also executed a 15-year purchased power agreement with Consumers Energy for 100% of the plant's output. Entergy's Non-Utility Nuclear business will assume responsibility for eventual decommissioning of the plant. Consumers Energy will retain $200 million of the current $566 million Palisades decommissioning trust fund balance, and Entergy may return an additional approximately $100 million of the trust fund to Consumers Energy depending upon a pending tax ruling. Also as part of the transaction, Consumers Energy will pay Entergy's Non-Utility Nuclear business $30 million to accept responsibility for spent fuel at the decommissioned Big Rock nuclear plant, which is located near Charlevoix, Michigan. Management expects to close the transaction in the first quarter 2007, pending the approvals of the NRC, the FERC, the Michigan Public Service Commission, and other regulatory agencies.

Cash Flow Activity

As shown in Entergy's Statements of Cash Flows, cash flows for the six months ended June 30, 2006 and 2005 were as follows:
	2006	2005
	(In Millions)

Cash and cash equivalents at beginning of period	$583	$620

Effect of deconsolidating Entergy New Orleans in 2005	-	(8)

Cash flow provided by (used in):
Operating activities	1,480	773
Investing activities	(1,054)	(674)
Financing activities	(279)	(104)
Effect of exchange rates on cash and cash equivalents	(1)	-
Net increase (decrease) in cash and cash equivalents	146	(5)

Cash and cash equivalents at end of period	$729	$607

Operating Activities

Entergy's cash flow provided by operating activities increased by $707 million for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 primarily due to the following activity:

  Utility provided $1,088 million in cash from operating activities in 2006 compared to providing $539 million in 2005 primarily due to the receipt of an income tax refund (discussed below), increased collection of deferred fuel costs, and the effect in 2005 of a $90 million refund paid to customers in Louisiana, partially offset by storm restoration spending.
  Non-Utility Nuclear provided $473 million in cash from operating activities in 2006 compared to providing $235 million in 2005 primarily due to an increase of $130 million in income tax refunds received and an increase in net revenue.
  Parent & Other used $81 million in cash from operating activities in 2006 compared to using $1 million in 2005 primarily due to an increase in cash used of $72 million in the non-nuclear wholesale assets business primarily due to an increase in taxes paid and interest payments.

Entergy Corporation received a $344 million income tax refund (including $71 million attributable to Entergy New Orleans) as a result of net operating loss carryback provisions contained in the Gulf Opportunity Zone Act of 2005, as discussed in the Form 10-K. In accordance with Entergy's intercompany tax allocation agreement, $273 million of the refund was distributed to the Utility (including Entergy New Orleans) in April 2006, with the remainder distributed primarily to Non-Utility Nuclear.

Investing Activities

Net cash used in investing activities increased by $380 million for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 primarily due to the following activity:

  Construction expenditures were $326 million higher in 2006 than in 2005, primarily due to an increase of $261 million in the Utility business because of storm restoration expenditures.

  Entergy Mississippi purchased the 480 MW Attala power plant in January 2006 for $88 million.

The increase was partially offset by:

  Entergy's investment in other temporary investments increased by $188 million during the six months ended June 30, 2005. Entergy had no activity in other temporary investments during the six months ended June 30, 2006.
  Entergy Louisiana purchased the 718 MW Perryville power plant in June 2005 for $162 million.
  The proceeds from the sale of the retail electric portion of the Competitive Retail Services business operating in the ERCOT region of Texas and the sale of the non-nuclear wholesale asset business' remaining interest in a power development project.

Financing Activities

Net cash used in financing activities increased by $175 million for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. Following is a description of the significant financing activity occurring during the first six months of 2006 and 2005:

  Entergy Louisiana Holdings, Inc. redeemed all $100.5 million of its outstanding preferred stock in June 2006.
  Entergy Corporation increased the net borrowings on its credit facilities by $20 million during the six months ended June 30, 2006 compared to $585 million during the six months ended June 30, 2005. See Note 4 to the consolidated financial statements for a description of the Entergy Corporation credit facilities.
  Entergy Corporation repurchased $640 million of its common stock during the six months ended June 30, 2005.

See Note 4 to the consolidated financial statements for the details of long-term debt activity in the six months ended June 30, 2006.

Significant Factors and Known Trends

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends" in the Form 10-K for discussions of rate regulation, federal regulation, market and credit risks, utility restructuring, and nuclear matters. Following are updates to the information provided in the Form 10-K.

State and Local Rate Regulation

See the Form 10-K for the chart summarizing material rate proceedings. Following are updates to that chart. See also Hurricanes Katrina and Rita above for updates regarding storm cost recovery proceedings.

Entergy Arkansas

In March 2006, Entergy Arkansas filed with the APSC its annual redetermination of the energy cost rate for application to the period April 2006 through March 2007. The filed energy cost rate of $0.02827 per kWh was proposed to replace the interim rate of $0.01900 per kWh that had been in place since October 2005. The interim energy cost rate is discussed in the Form 10-K, along with the investigation that the APSC commenced concerning Entergy Arkansas' interim energy cost rate. The increase in the energy cost rate is due to increases in the cost of purchased power primarily due to the natural gas cost increase and the effect that Hurricanes Katrina and Rita had on market conditions, increased demand for purchased power during the ANO 1 refueling and steam generator replacement outage in the fall of 2005, and coal plant generation curtailments during off-peak periods due to coal delivery problems.

On March 31, 2006, the APSC suspended implementation of the $0.02827 per kWh energy cost rate, and ordered that the $0.01900 per kWh interim rate remain in effect pending the APSC proceedings on the energy cost recovery filings. The APSC also extended its investigation into Entergy Arkansas' interim energy cost rate to cover the costs included in Entergy Arkansas' March 2006 filing. The extended investigation does not identify new issues in addition to the four issues listed in the Form 10-K and covers the same time period. On April 7, 2006, the APSC issued a show cause order in the investigation proceeding that ordered Entergy Arkansas to file a cost of service study by June 8, 2006. The order also directed Entergy Arkansas to file testimony to support the cost of service study, to support the $0.02827 per kWh cost rate, and to address the general topic of elimination of the energy cost recovery rider.

Entergy Arkansas filed for rehearing of the APSC's orders, asking that the energy cost rate filed in March 2006 be implemented in May 2006 subject to refund, asserting that the APSC did not follow appropriate procedures in suspending the operation of the energy cost recovery rider, and asking the APSC to rescind its show cause order. On May 8, 2006 the APSC denied Entergy Arkansas' requests for rehearing. Entergy Arkansas appealed the APSC's decision, but later filed a motion to dismiss the appeal following the APSC's decision described below.

In June 2006, Entergy Arkansas once again filed a motion with the APSC seeking to implement the redetermined energy cost rate of $0.02827 per kWh. After a hearing the APSC approved Entergy Arkansas' request and the redetermined rate was implemented in July 2006, subject to refund pending the outcome of the APSC energy cost recovery investigation. Because of the delay in implementing the redetermined energy cost rate, Entergy Arkansas estimated in its motion that $46 million of energy costs would remain under-recovered at December 31, 2006.

A hearing in the APSC energy cost recovery investigation is scheduled for October 2006.

On June 7, 2006, Entergy Arkansas filed the cost of service study ordered by the APSC. On that date Entergy Arkansas also filed notice with the APSC that it intends to file for a change in base rates within 60 to 90 days of its notice. Entergy Arkansas expects to make that filing in August 2006.

See "System Agreement Litigation" herein for a discussion of Entergy's compliance filing in that proceeding. If the FERC approves the compliance tariff as filed, then payments under that tariff will be classified as energy costs, which would then be included in setting the retail energy cost rate as part of the normal working of the energy cost recovery rider.  As noted above the APSC has given notice that it is considering the prospective elimination of the energy cost recovery rider.  Therefore, Entergy Arkansas plans to propose an alternative to the energy cost recovery rider for recovery of the costs allocated to it as a result of the System Agreement litigation should the energy cost recovery rider be lawfully terminated by the APSC.  A separate exact recovery rider, similar to the energy cost recovery rider or a production cost allocation rider, would ensure that Entergy Arkansas' customers pay only the amount allocated by the FERC.

Entergy Gulf States-Louisiana

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

In May 2006, Entergy Gulf States made its formula rate plan filing with the LPSC for the 2005 test year. The filing shows that Entergy Gulf States' return on equity was within the allowed bandwidth. The filing also indicates that under the formula rate plan rider for approved capacity additions, a $7.1 million rate increase is required to recover LPSC-approved incremental deferred and ongoing capacity requirements. The filing is subject to a period of LPSC Staff review, and rate changes associated with the formula rate plan are scheduled to take effect with the first billing cycle of September 2006.

Entergy Gulf States -Texas

As discussed in Note 2 to the consolidated financial statements in the Form 10-K, in August 2005, Entergy Gulf States filed with the PUCT an application for recovery of its transition to competition costs. Entergy Gulf States requested recovery of $189 million in transition to competition costs through implementation of a 15-year rider to be effective no later than March 1, 2006. The $189 million represents transition to competition costs Entergy Gulf States incurred from June 1, 1999 through June 17, 2005 in preparing for competition in its service area, including attendant AFUDC, and all carrying costs projected to be incurred on the transition to competition costs through February 28, 2006. The $189 million is before any gross-up for taxes or carrying costs over the 15-year recovery period. Entergy Gulf States reached a unanimous settlement agreement on all issues with the active parties in the transition to competition cost recovery case. The agreement allows Entergy Gulf States to recover $14.5 million per year in transition to competition costs over a 15-year period. Entergy Gulf States implemented interim rates based on this revenue level on March 1, 2006. The PUCT approved the settlement agreement in June 2006.

Entergy Louisiana

In May 2006, Entergy Louisiana made its formula rate plan filing with the LPSC for the 2005 test year. The filing shows that Entergy Louisiana's return on equity was within the allowed bandwidth. The filing also indicates that under the formula rate plan rider for approved capacity additions, a $121 million rate increase is required to recover LPSC-approved incremental deferred and ongoing capacity requirements. Entergy Louisiana requested recovery of the capacity deferrals over a three-year period, including carrying charges. $51 million of the rate increase is associated with these deferrals. The remaining $70 million of the rate increase is associated with ongoing capacity costs. The filing is subject to a period of LPSC Staff review, and rate changes associated with the formula rate plan are scheduled to take effect with the first billing cycle of September 2006.

Entergy Mississippi

In March 2006, Entergy Mississippi made its annual scheduled formula rate plan filing with the MPSC.  The filing was amended by an April 2006 filing.  The amended filing showed that an increase of $3.1 million in electric revenues is warranted.  The MPSC has approved a settlement providing for a $1.8 million rate increase, which will be implemented in August 2006.

Entergy New Orleans

In June 2006, Entergy New Orleans made its annual formula rate plan filings with the City Council.  The filings show various alternatives to reflect the effect of Entergy New Orleans' lost customers and decreased revenue. Entergy New Orleans' recommended alternative adjusts for lost customers and assumes that the City Council's June 2006 decision to allow recovery of all Grand Gulf costs through the fuel adjustment clause stays in place (a portion of Grand Gulf costs was previously recovered through base rates). Under that alternative, annual increases of $6.4 million in electric base rate revenues (an increase of 4.4%) and $22.8 million in gas base rate revenues (an increase of 160.9%) are warranted. The filings triggered the prescribed four-month period for review by the City Council's Advisors and other parties, and rate adjustments, if any, could be implemented as soon as the first billing cycle of November 2006.

At the same time as it made its formula rate plan filings, Entergy New Orleans also filed with the City Council a request to implement two storm-related riders. With the first rider, Entergy New Orleans seeks to recover over a ten-year period the $114 million in electric restoration costs and the $25 million in gas restoration costs that it has actually spent through March 31, 2006. Entergy New Orleans also proposed semiannual filings to update the rider for additional restoration spending and also to consider the receipt of CDBG funds or insurance proceeds that it may receive. With the second rider, Entergy New Orleans seeks to establish over a ten-year period a $150 million storm reserve to provide for the risk of another storm. Entergy New Orleans requested that the City Council consider the proposed riders within the same time frame as the formula rate plans, which would allow implementation as soon as the first billing cycle of November 2006.

Federal Regulation

System Agreement Litigation

See the Form 10-K for a discussion of the System Agreement litigation proceedings at the FERC. In April 2006, Entergy filed with the FERC its compliance filing to implement the provisions of the FERC's decision. The filing amends the System Agreement to provide for the calculation of production costs, average production costs, and payments/receipts among the domestic utility companies to the extent required to maintain rough production cost equalization pursuant to the FERC's decision, and makes clear that all payments/receipts will be classified as energy costs. The payments/receipts would be based on calendar year 2006 production costs, with any payments/receipts among the domestic utility companies to be made in twelve equal monthly installments, commencing in June 2007.

Motions to intervene without protest were filed by the City of New Orleans, the MPSC, the Louisiana Energy Users Group, and Occidental Chemical Corporation. Protests to the compliance filing were filed by the APSC, the LPSC, Arkansas Electric Energy Consumers, Inc. (AEEC), and the Arkansas Attorney General (Arkansas AG). Among other things, the LPSC urged the FERC: (1) to require any payments/receipts to commence in January 2007, rather than June 2007, and to require such payments to be made in a single lump sum payment, rather than in twelve equal monthly installments, or in the alternative to require a paying utility company to complete all payments within the calendar year following the year in which the disparity occurred; (2) to find that the bandwidth remedy is analogous to a "cost-of-service tariff with deferred billing," as opposed to a prospective remedy, so that a utility company could be required to make a payment based on a previous year's production costs even if such utility company has exited the System Agreement and so that interest would be due on the amount of any payment; and (3) to order interest on any payments to the extent they are not made in a single lump sum amount. In addition to the above issues, the LPSC and the other parties filing protests urged the FERC to require the bandwidth calculation to be set forth in a separate service schedule within the System Agreement, rather than the existing Service Schedule MSS-3 as proposed by Entergy. The APSC's protest urged the FERC to require that the bandwidth formula include all bandwidth payments as a production cost of the paying utility company for the year in which the payment is made, instead of excluding such costs as proposed in the compliance filing. The AEEC, among other things, urges the FERC to segregate the capacity and energy cost components of any bandwidth payments/receipts. The domestic utility companies responded to the issues raised in the protests and urged the FERC to approve the compliance filing as submitted by Entergy. The LPSC filed a reply to Entergy's response reasserting its previous positions and alleging, among other things, that Entergy was trying to delay the bandwidth payment in an effort to protect purported excess profits at Entergy Arkansas.

Separately, in July 2006 the LPSC filed with the FERC a Motion for Summary Disposition on the same issues that the LPSC had raised in its protests to the compliance filing. The domestic utility companies filed an answer urging the FERC to reject the LPSC's Motion for Summary Disposition and asking the FERC for summary disposition of several issues in favor of the domestic utility companies' positions.

The FERC's decision in the System Agreement proceeding is currently pending before the United States Court of Appeals for the D.C. Circuit. The parties to the proceeding reached agreement on a proposed briefing schedule that would result in the various parties submitting initial and reply briefs between August and November 2006. The proposed briefing schedule has been submitted to the Court of Appeals.

The FERC's decision would reallocate total production costs of the domestic utility companies whose relative total production costs expressed as a percentage of Entergy System average production costs are outside an upper or lower bandwidth. This would be accomplished by payments from domestic utility companies whose production costs are more than 11% below Entergy System average production costs to domestic utility companies whose production costs are more than the Entergy System average production cost, with payments going first to those domestic operating utilities whose total production costs are farthest above the Entergy System average. For purposes of the Entergy Arkansas rate filings discussed above in "State and Local Rate Regulation" that are expected to be made in mid-August 2006, an assessment of the potential effects of the FERC's June 2005 order, as amended by its December 2005 order on rehearing, has been calculated on the basis of a 2006 test year, using a 2006 gas price that consists of a non-weighted average of twelve months of gas prices calculated as follows: January through May 2006 are actual, volume-weighted monthly averages of day-ahead cash prices as reported by Energy Intelligence Natural Gas Week; the June 2006 price is the First of the Month Index price as reported by Platts Inside FERC's Gas Market Report; the July 2006 price is the 5/31/06 NYMEX Henry Hub settlement price; and August through December 2006 are 30 calendar-day rolling averages as of May 31, 2006 of forward NYMEX Henry Hub gas contracts.  For example the August 2006 price is an average of all the daily NYMEX settlement prices for the August 2006 contract for each trading day from the period 5/2/06 - 5/31/06 inclusive.  A similar calculation is made using the daily settlements of the September 2006 through December 2006 NYMEX contracts to arrive at those monthly prices. This resulted in an average annual gas price of $7.49/mmBtu. If the FERC's June 2005 order, as amended by its December 2005 order on rehearing, becomes final and if an annual average gas price of $7.49/ mmBtu occurs for 2006 as assumed, the following potential annual production cost reallocation among the domestic utility companies could result:
Annual Payments or (Receipts) (in millions)

Entergy Arkansas	$284
Entergy Gulf States	($197)
Entergy Louisiana	($59)
Entergy Mississippi	($28)
Entergy New Orleans	$0

In calculating the production costs for this purpose under the FERC's order, output from the Vidalia hydroelectric power plant does not reflect the actual Vidalia price for the year but is priced at that year's average price paid by Entergy Louisiana for the exchange of electric energy under Service Schedule MSS-3 of the System Agreement, thereby reducing the amount of Vidalia costs reflected in the comparison of the domestic utility companies' total production costs.

APSC Complaint at the FERC

In June 2006, the APSC filed a complaint with the FERC against Entergy Services as the representative of Entergy Corporation and the domestic utility companies, pursuant to Sections 205, 206 and 207 of the Federal Power Act. The APSC states that "The purpose of the complaint is to institute an investigation into the prudence of Entergy's practices affecting the wholesale rates that flow through its System Agreement." The complaint requests, among other things, that the FERC disallow any costs found to be imprudent, with a refund effective date to be set at the earliest possible time. Specific areas of requested investigation include:

  The domestic utility companies' transmission expansion and planning process, including the construction, or lack thereof, of economic transmission upgrades;
  The domestic utility companies' wholesale purchasing practices, including the potential savings due to integration of independent power producers into their economic dispatch;
  The domestic utility companies' alleged failure to retire their aging, inefficient gas- and oil-fired generation; and
  The alleged failure to construct or acquire coal capacity for the generation portfolio of Entergy Louisiana.

The complaint also requests that the FERC exercise its authority under Section 207 of the FPA to investigate the adequacy of Entergy's transmission system and direct it to make all necessary upgrades to ensure that its transmission facilities provide reliable, adequate and economic service.

On July 31, 2006, the domestic utility companies submitted their answer to the APSC complaint. In their answer, the domestic utility companies acknowledge that while the FERC is the appropriate forum to consider the issues raised in the APSC's complaint, the APSC has provided no probative evidence supporting its allegations and has not met the standards under the Federal Power Act (FPA) to have a matter set for hearing. Under the FPA standards, the APSC must create "serious doubt" as to the propriety of the challenged actions. As indicated in the domestic utility companies' answer, the APSC complaint does not raise a "serious doubt" but instead largely relies on unsupported assertions, many of which have been investigated in other proceedings. In those limited instances when the APSC complaint references "evidence" in an attempt to support its request for a hearing, the "evidence" to which it refers in fact does nothing to support its position but, rather, shows that Entergy has acted prudently. As further indicated in the domestic utility companies' answer, following the issuance of the FERC's System Agreement decision, all of the production costs of the domestic utility companies are now inputs to a formula rate that will result in bandwidth payments among the domestic utility companies in order to roughly equalize production costs. Based on well-established Supreme Court precedent, the FERC has exclusive jurisdiction over all inputs that will be included in the System Agreement bandwidth formula rates filed in compliance with the FERC's System Agreement decision and retail regulators are preempted from taking any action that disturbs the FERC's findings with respect to these production cost inputs and the FERC-determined allocation of production costs among the domestic utility companies. The domestic utility companies believe that their conduct with respect to these issues has been prudent and will vigorously defend such conduct.

Several parties have intervened in the proceeding, including the MPSC, the LPSC, and the City Council. The LPSC's answer and comments in response to the APSC Complaint ask the FERC to investigate whether Entergy Arkansas' withdrawal from the System Agreement is fair, just, and reasonable.

APSC System Agreement Investigation

In 2004, the APSC commenced an investigation into whether Entergy Arkansas' continued participation in the System Agreement is in the best interests of its customers. Citing its concerns that the benefits of its continued participation in the current form of the System Agreement have been seriously eroded, in December 2005, Entergy Arkansas submitted its notice that it will terminate its participation in the current System Agreement effective 96 months from December 19, 2005 or such earlier date as authorized by the FERC. Entergy Arkansas indicated, however, that a properly structured replacement agreement could be a viable alternative. In June 2006 the APSC issued an order in its investigation requiring Entergy Arkansas President Hugh McDonald to file testimony in response to several questions involving details of what action Entergy Arkansas or Entergy has taken to insure that Entergy Arkansas' customers are protected from additional costs including those related to the following areas: construction of new generating plants located outside of Arkansas, costs of the Entergy New Orleans bankruptcy, and costs associated with restoration of facilities damaged by Hurricanes Katrina and Rita. Mr. McDonald was also directed to describe actions taken since December 19, 2005 to encourage or persuade the FERC to authorize Entergy Arkansas to exit the Entergy System Agreement sooner than 96 months, and to describe current and future actions related to development of a replacement system agreement. Responsive testimony was filed with the APSC in July 2006. A public hearing for the purpose of cross-examination of Mr. McDonald on his testimony and for questioning by the APSC was also conducted in July 2006.

Independent Coordinator of Transmission (ICT)

In April 2006 the FERC issued an order approving with modification Entergy's ICT proposal filed in May 2005. In its order, the FERC: (1) approved the establishment of the ICT, with modifications; (2) approved Entergy's proposed pricing policy, with modifications; (3) approved the implementation of a weekly procurement process (WPP); and (4) ordered Entergy to submit a compliance filing and an executed contract with the Southwest Power Pool (SPP), the approved ICT, within 60 days of the order. Several parties have filed requests for rehearing of the FERC order, and those requests are still pending.

The proposed modifications include, among other things: (1) Entergy must file with the FERC the criteria used to grant and deny transmission service, including calculating available flowgate capacity; (2) the FERC extended the initial term of the ICT from two years to four years; and Entergy is precluded from terminating the ICT prior to the end of the four year period; (3) the establishment of a transmission users group that will provide input directly to the ICT on the effectiveness of the ICT Proposal and also will propose to the FERC an appropriate means by which they could be given access to inputs in the process and models under the direction of the ICT; (4) with regard to any dispute between the ICT and Entergy concerning transmission service requests, transmission planning, and interconnection requests, the ICT's position will prevail during the pendency of the dispute resolution; and (5) the WPP must be operational within approximately 14 months of the FERC order or the FERC may reevaluate all approvals to proceed with the ICT.

Entergy made its compliance filing with the FERC on May 24, 2006, including the executed ICT agreement with SPP. Entergy informed the FERC that, assuming it has received all required approvals, Entergy intends to install SPP as the ICT within 30 days of FERC approval of the ICT agreement. Several parties have filed protests regarding Entergy's compliance filing, and consideration of Entergy's compliance filing is pending at the FERC.

The LPSC voted to approve the ICT proposal in July 2006.

Market and Credit Risks

Commodity Price Risk

Power Generation

As discussed more fully in the Form 10-K, the sale of electricity from the power generation plants owned by Entergy's Non-Utility Nuclear business and Energy Commodity Services business, unless otherwise contracted, is subject to the fluctuation of market power prices. Following is an updated summary of the amount of the Non-Utility Nuclear business' output that is sold forward under physical or financial contracts (2006 represents the remaining two quarters of the year):

	2006	2007	2008	2009	2010
Non-Utility Nuclear:
Percent of planned generation sold forward:
Unit-contingent	34%	39%	34%	25%	12%
Unit-contingent with guarantee of availability (1)	53%	47%	32%	13%	5%
Firm liquidated damages	4%	8%	0%	0%	0%
Total	91%	94%	66%	38%	17%
Planned generation (TWh)	17	34	34	35	34
Average contracted price per MWh	$41	$49	$53	$58	$46

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

See the Form 10-K for a discussion of Non-Utility Nuclear's value sharing agreements with NYPA involving energy sales from the Fitzpatrick and Indian Point 3 power plants and a discussion of the Vermont Yankee PPA price adjustment clause.

Some of the agreements to sell the power produced by Entergy's Non-Utility Nuclear power plants contain provisions that require an Entergy subsidiary to provide collateral to secure its obligations under the agreements. The Entergy subsidiary will be required to provide collateral based upon the difference between the current market and contracted power prices in the regions where Non-Utility Nuclear sells power. The primary form of collateral to satisfy these requirements would be an Entergy Corporation guaranty.  Cash and letters of credit are also acceptable forms of collateral.  At June 30, 2006, based on power prices at that time, Entergy had in place as collateral $1,275 million of Entergy Corporation guarantees for wholesale transactions, including $100 million of guarantees that support letters of credit. The assurance requirement associated with Non-Utility Nuclear is estimated to increase by an amount up to $445 million if gas prices increase $1 per MMBtu in both the short- and long-term markets. In the event of a decrease in Entergy Corporation's credit rating to below investment grade, Entergy will be required to replace Entergy Corporation guarantees with cash or letters of credit under some of the agreements.

In addition to selling the power produced by its plants, the Non-Utility Nuclear business sells installed capacity to load-serving distribution companies in order for those companies to meet requirements placed on them by the ISO in their area. Following is a summary of the amount of the Non-Utility Nuclear business' installed capacity that is currently sold forward, and the blended amount of the Non-Utility Nuclear business' planned generation output and installed capacity that is currently sold forward (2006 represents the remaining two quarters of the year):

	2006	2007	2008	2009	2010
Non-Utility Nuclear:
Percent of capacity sold forward:
Bundled capacity and energy contracts	13%	12%	12%	12%	12%
Capacity contracts	77%	48%	36%	24%	3%
Total	90%	60%	48%	36%	15%
Planned net MW in operation	4,200	4,200	4,200	4,200	4,200
Average capacity contract price per kW per month	$1.1	$1.1	$1.1	$1.0	$0.9
Blended Capacity and Energy (based on revenues)
% of planned generation and capacity sold forward	86%	88%	57%	33%	11%
Average contract revenue per MWh	$42	$50	$53	$59	$46

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

Unbilled Revenue

As discussed in Note 10 to the consolidated financial statements, effective January 1, 2006, Entergy Louisiana and the Louisiana portion of Entergy Gulf States reclassified the fuel component of unbilled accounts receivable to deferred fuel and will no longer include the fuel component in their unbilled revenue calculations, which is in accordance with regulatory treatment.

Recently Issued Accounting Pronouncements

FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48) was issued in July 2006 and is effective for Entergy in the first quarter of 2007. The FASB's objective in issuing this interpretation is to increase comparability among companies in financial reporting of income taxes. FIN 48 establishes a "more-likely-than-not" recognition threshold that must be met before a tax benefit can be recognized in the financial statements. If a tax deduction is taken on a tax return, but does not meet the more-likely-than-not recognition threshold, an increase in income tax liability, above what is payable on the tax return, is required to be recorded. Entergy does not expect that the adoption of FIN 48 will materially affect its financial position, results of operations, or cash flows.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Three and Six Months Ended June 30, 2006 and 2005
(Unaudited)

	Three Months Ended		Six Months Ended
	2006	2005	2006	2005
	(In Thousands, Except Share Data)

OPERATING REVENUES
Domestic electric	$2,177,710	$2,044,666	$4,270,646	$3,746,683
Natural gas	13,612	12,532	51,027	39,387
Competitive businesses	437,180	388,193	874,864	769,502
TOTAL	2,628,502	2,445,391	5,196,537	4,555,572

OPERATING EXPENSES
Operating and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	661,619	419,360	1,501,791	918,345
Purchased power	577,408	608,562	1,038,778	1,040,184
Nuclear refueling outage expenses	42,546	39,150	84,540	78,960
Other operation and maintenance	573,234	558,735	1,102,664	1,062,375
Decommissioning	36,258	36,525	71,854	73,524
Taxes other than income taxes	91,130	95,016	194,468	185,632
Depreciation and amortization	217,943	204,420	423,332	419,941
Other regulatory credits - net	(58,929)	(31,951)	(102,946)	(49,971)
TOTAL	2,141,209	1,929,817	4,314,481	3,728,990

OPERATING INCOME	487,293	515,574	882,056	826,582

OTHER INCOME
Allowance for equity funds used during construction	8,908	10,918	24,367	23,521
Interest and dividend income	35,139	34,441	78,968	65,059
Equity in earnings of unconsolidated equity affiliates	8,483	10,291	12,070	13,593
Miscellaneous - net	(7,965)	(10,956)	(14,170)	14,977
TOTAL	44,565	44,694	101,235	117,150

INTEREST AND OTHER CHARGES
Interest on long-term debt	122,670	105,781	243,151	213,048
Other interest - net	15,235	13,275	32,495	24,761
Allowance for borrowed funds used during construction	(5,405)	(5,996)	(14,450)	(13,273)
TOTAL	132,500	113,060	261,196	224,536

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	399,358	447,208	722,095	719,196

Income taxes	122,901	151,849	241,732	244,092

INCOME FROM CONTINUING OPERATIONS	276,457	295,359	480,363	475,104

INCOME (LOSS) FROM DISCONTINUED OPERATIONS (net of income tax
expense (benefit) of $7,190, ($1,502), $5,986 and ($2,234) , respectively)	13,119	(2,811)	10,880	(4,177)

CONSOLIDATED NET INCOME	289,576	292,548	491,243	470,927

Preferred dividend requirements and other	7,774	6,398	15,812	12,781

EARNINGS APPLICABLE TO
COMMON STOCK	$281,802	$286,150	$475,431	$458,146

Basic earnings (loss) per average common share:
Continuing operations	$1.29	$1.37	$2.24	$2.17
Discontinued operations	$0.06	($0.01)	$0.05	($0.02)
Basic earnings per average common share	$1.35	$1.36	$2.29	$2.15
Diluted earnings (loss) per average common share:
Continuing operations	$1.27	$1.34	$2.20	$2.13
Discontinued operations	$0.06	($0.01)	$0.05	($0.02)
Diluted earnings per average common share	$1.33	$1.33	$2.25	$2.11
Dividends declared per common share	$0.54	$0.54	$1.08	$1.08

Basic average number of common shares outstanding	207,982,485	211,134,467	207,858,104	212,622,976
Diluted average number of common shares outstanding	211,557,985	215,568,534	211,467,674	217,091,580

See Notes to Consolidated Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2006 and 2005
(Unaudited)
	2006	2005
	(In Thousands)

OPERATING ACTIVITIES
Consolidated net income	$491,243	$470,927
Adjustments to reconcile consolidated net income to net cash flow provided by operating activities:
Reserve for regulatory adjustments	41,683	(73,922)
Other regulatory credits - net	(102,946)	(49,971)
Depreciation, amortization, and decommissioning	496,632	494,458
Deferred income taxes and investment tax credits	(84,441)	92,579
Equity in earnings of unconsolidated equity affiliates - net of dividends	(9,896)	(11,993)
Changes in working capital:
Receivables	318,480	(124,234)
Fuel inventory	(13,650)	9,065
Accounts payable	(285,750)	(14,685)
Taxes accrued	535,654	68,495
Interest accrued	(21,754)	(17,715)
Deferred fuel	272,835	(76,262)
Other working capital accounts	103,790	(48,972)
Provision for estimated losses and reserves	25,037	11,536
Changes in other regulatory assets	(165,527)	21,298
Other	(120,847)	22,548
Net cash flow provided by operating activities	1,480,543	773,152

INVESTING ACTIVITIES
Construction/capital expenditures	(942,102)	(616,004)
Allowance for equity funds used during construction	24,367	23,521
Nuclear fuel purchases	(124,250)	(184,445)
Proceeds from sale/leaseback of nuclear fuel	41,109	125,680
Proceeds from sale of assets and businesses	77,159	-
Payment for purchase of plant	(88,199)	(162,075)
Decrease in other investments	50,070	63,193
Purchases of other temporary investments	-	(1,591,025)
Liquidation of other temporary investments	-	1,778,975
Proceeds from nuclear decommissioning trust fund sales	523,806	430,226
Investment in nuclear decommissioning trust funds	(573,921)	(478,753)
Other regulatory investments	(42,479)	(63,800)
Net cash flow used in investing activities	(1,054,440)	(674,507)

See Notes to Consolidated Financial Statements.

24

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2006 and 2005
(Unaudited)
	2006	2005
	(In Thousands)

FINANCING ACTIVITIES
Proceeds from the issuance of:
Long-term debt	1,237,865	1,362,424
Preferred stock	73,354	30,000
Common stock and treasury stock	15,372	89,868
Retirement of long-term debt	(1,143,746)	(701,914)
Repurchase of common stock	-	(639,820)
Redemption of preferred stock	(181,060)	(2,250)
Changes in credit line borrowings - net	(40,000)	(150)
Dividends paid:
Common stock	(224,458)	(229,353)
Preferred stock	(16,760)	(12,779)
Net cash flow used in financing activities	(279,433)	(103,974)

Effect of exchange rates on cash and cash equivalents	(556)	129

Net increase (decrease) in cash and cash equivalents	146,114	(5,200)

Cash and cash equivalents at beginning of period	582,820	619,786

Effect of the deconsolidation of Entergy New Orleans on cash and cash equivalents	-	(7,954)

Cash and cash equivalents at end of period	$728,934	$606,632

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$282,454	$242,420
Income taxes	($231,325)	$80,781
Noncash financing activities:
Proceeds from long-term debt issued for the purpose
of refunding other long-term debt	$54,700	-

See Notes to Consolidated Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
June 30, 2006 and December 31, 2005
(Unaudited)
	2006	2005
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$120,273	$221,773
Temporary cash investments - at cost,
which approximates market	608,661	361,047
Total cash and cash equivalents	728,934	582,820
Note receivable - Entergy New Orleans DIP loan	39,749	90,000
Notes receivable	1,135	3,227
Accounts receivable:
Customer	435,254	629,717
Allowance for doubtful accounts	(24,591)	(30,805)
Other	531,553	459,152
Accrued unbilled revenues	279,696	477,570
Total receivables	1,221,912	1,535,634
Deferred fuel costs	246,969	543,927
Fuel inventory - at average cost	219,845	206,195
Materials and supplies - at average cost	578,557	610,932
Deferred nuclear refueling outage costs	131,484	157,764
Prepayments and other	133,389	325,795
TOTAL	3,301,974	4,056,294

OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity	307,817	296,784
Decommissioning trust funds	2,637,784	2,606,765
Non-utility property - at cost (less accumulated depreciation)	219,507	228,833
Other	41,480	81,535
TOTAL	3,206,588	3,213,917

PROPERTY, PLANT AND EQUIPMENT
Electric	30,225,525	29,161,027
Property under capital lease	724,290	727,565
Natural gas	88,029	86,794
Construction work in progress	836,016	1,524,085
Nuclear fuel under capital lease	273,878	271,615
Nuclear fuel	383,817	436,646
TOTAL PROPERTY, PLANT AND EQUIPMENT	32,531,555	32,207,732
Less - accumulated depreciation and amortization	13,223,563	13,010,687
PROPERTY, PLANT AND EQUIPMENT - NET	19,307,992	19,197,045

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
SFAS 109 regulatory asset - net	730,503	735,221
Other regulatory assets	2,394,171	2,133,724
Deferred fuel costs	168,122	120,489
Long-term receivables	23,640	25,572
Goodwill	377,172	377,172
Other	1,053,511	991,835
TOTAL	4,747,119	4,384,013

TOTAL ASSETS	$30,563,673	$30,851,269

See Notes to Consolidated Financial Statements.

26

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY
June 30, 2006 and December 31, 2005
(Unaudited)
	2006	2005
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$108,191	$103,517
Notes payable	41	40,041
Accounts payable	984,941	1,655,787
Customer deposits	232,607	222,206
Taxes accrued	212,100	188,159
Accumulated deferred income taxes	101,045	143,409
Nuclear refueling outage costs	1,022	15,548
Interest accrued	133,101	154,855
Obligations under capital leases	136,943	130,882
Other	323,413	473,510
TOTAL	2,233,404	3,127,914

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	5,625,264	5,279,228
Accumulated deferred investment tax credits	367,618	376,550
Obligations under capital leases	165,324	175,005
Other regulatory liabilities	409,041	408,667
Decommissioning and retirement cost liabilities	1,991,617	1,923,971
Transition to competition	79,098	79,101
Regulatory reserves	17,397	18,624
Accumulated provisions	566,796	556,028
Long-term debt	8,979,735	8,824,493
Preferred stock with sinking fund	11,700	13,950
Other	1,562,709	1,879,017
TOTAL	19,776,299	19,534,634

Commitments and Contingencies

Preferred stock without sinking fund	344,893	445,974

SHAREHOLDERS' EQUITY
Common stock, $.01 par value, authorized 500,000,000
shares; issued 248,174,087 shares in 2006 and in 2005	2,482	2,482
Paid-in capital	4,817,628	4,817,637
Retained earnings	5,676,094	5,428,407
Accumulated other comprehensive loss	(153,825)	(343,819)
Less - treasury stock, at cost (40,104,825 shares in 2006 and
40,644,602 shares in 2005)	2,133,302	2,161,960
TOTAL	8,209,077	7,742,747

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$30,563,673	$30,851,269

See Notes to Consolidated Financial Statements.

27

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS, COMPREHENSIVE INCOME, AND PAID-IN CAPITAL
For the Three and Six Months Ended June 30, 2006 and 2005
(Unaudited)

	Three Months Ended
	2006		2005
	(In Thousands)
RETAINED EARNINGS
Retained Earnings - Beginning of period	$5,509,897		$5,040,655
Add: Earnings applicable to common stock	281,802	$281,802	286,150	$286,150
Deduct:
Dividends declared on common stock	112,295		113,820
Capital stock and other expenses	3,310		-
Total	115,605		113,820
Retained Earnings - End of period	$5,676,094		$5,212,985

ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of period
Accumulated derivative instrument fair value changes	($201,301)		($161,446)
Other accumulated comprehensive income items	52,295		44,649
Total	(149,006)		(116,797)

Net derivative instrument fair value changes
arising during the period (net of tax expense (benefit) of $11,151 and ($25,082))	6,672	6,672	(46,621)	(46,621)

Foreign currency translation (net of tax expense (benefit) of $206 and ($46))	383	383	(85)	(85)

Net unrealized investment gains (net of tax expense (benefit) of ($10,117) and $13,692)	(11,874)	(11,874)	16,496	16,496

Balance at end of period:
Accumulated derivative instrument fair value changes	($194,629)		($208,067)
Other accumulated comprehensive income items	40,804		61,060
Total	($153,825)		($147,007)
Comprehensive Income		$276,983		$255,940

PAID-IN CAPITAL
Paid-in Capital - Beginning of period	$4,816,037		$4,826,797
Add: Common stock issuances related to stock plans	1,591		18,240
Paid-in Capital - End of period	$4,817,628		$4,845,037

	Six Months Ended
	2006		2005
	(In Thousands)
RETAINED EARNINGS
Retained Earnings - Beginning of period	$5,428,407		$4,984,302
Add: Earnings applicable to common stock	475,431	$475,431	458,146	$458,146
Deduct:
Dividends declared on common stock	224,434		229,448
Capital stock and other expenses	3,310		15
Total	227,744		229,463
Retained Earnings - End of period	$5,676,094		$5,212,985

ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of period
Accumulated derivative instrument fair value changes	($392,614)		($141,411)
Other accumulated comprehensive income items	48,795		47,958
Total	(343,819)		(93,453)

Net derivative instrument fair value changes
arising during the period (net of tax expense (benefit) of $131,543 and ($37,692))	197,985	197,985	(66,655)	(66,655)

Foreign currency translation (net of tax expense (benefit) of $299 and ($69))	556	556	(129)	(129)

Minimum pension liability (net of tax benefit of ($1,344))	-	-	(2,054)	(2,054)

Net unrealized investment gains (net of tax expense (benefit) of ($7,802) and $9,445)	(8,547)	(8,547)	15,284	15,284

Balance at end of period:
Accumulated derivative instrument fair value changes	($194,629)		($208,066)
Other accumulated comprehensive income items	40,804		61,059
Total	($153,825)		($147,007)
Comprehensive Income		$665,425		$404,592

PAID-IN CAPITAL
Paid-in Capital - Beginning of period	$4,817,637		$4,835,375
Add: Common stock issuances related to stock plans	(9)		9,662
Paid-in Capital - End of period	$4,817,628		$4,845,037

See Notes to Consolidated Financial Statements.

28

ENTERGY CORPORATION AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three and Six Months Ended June 30, 2006 and 2005
(Unaudited)

	Three Months Ended		Increase/
Description	2006	2005	(Decrease)%
	(Dollars in Millions)
Utility Electric Operating Revenues:
Residential	$697	$569	$128	23
Commercial	546	440	106	24
Industrial	620	551	69	13
Governmental	36	32	4	13
Total retail	1,899	1,592	307	19
Sales for resale	161	148	13	9
Other	118	305	(187)	(61)
Total	$2,178	$2,045	$133	7

Utility Billed Electric Energy
Sales (GWh):
Residential	7,034	6,558	476	7
Commercial	6,060	5,735	325	6
Industrial	9,561	9,648	(87)	(1)
Governmental	378	377	1	-
Total retail	23,033	22,318	715	3
Sales for resale	2,816	2,944	(128)	(4)
Total	25,849	25,262	587	2

	Six Months Ended		Increase/
Description	2006	2005	(Decrease)%
	(Dollars in Millions)
Utility Electric Operating Revenues:
Residential	$1,394	$1,162	$232	20
Commercial	1,087	868	219	25
Industrial	1,287	1,100	187	17
Governmental	76	64	12	19
Total retail	3,844	3,194	650	20
Sales for resale	336	287	49	17
Other	91	266	(175)	(66)
Total	$4,271	$3,747	$524	14

Utility Billed Electric Energy
Sales (GWh):
Residential	13,997	13,728	269	2
Commercial	11,594	11,206	388	3
Industrial	18,613	19,100	(487)	(3)
Governmental	760	761	(1)	-
Total retail	44,964	44,795	169	-
Sales for resale	5,577	5,627	(50)	(1)
Total	50,541	50,422	119	-

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

See Note 8 to the consolidated financial statements in the Form 10-K for information on Entergy's non-nuclear property insurance program. Beginning in June 2006, the aggregation limit for all parties insured by Oil Insurance Limited (OIL) for any one occurrence was reduced to $500 million. Most of Entergy's non-nuclear excess property insurance coverage includes a $75 million drop-down feature in the event of an OIL aggregation loss to which an Entergy loss contributes.

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

NOTE 2. RATE AND REGULATORY MATTERS

Storm Costs Recovery Filings with Retail Regulators

On July 31, 2006, Entergy Louisiana and Entergy Gulf States filed a supplemental and amending storm cost recovery application with the LPSC, in which Entergy Louisiana and Entergy Gulf States requested that the LPSC (1) review Entergy Louisiana's and Entergy Gulf States' testimony and exhibits relating to the costs associated with Hurricanes Katrina and Rita, and declare that those verified, actual storm-related costs through May 31, 2006 are $466.8 million for Entergy Louisiana and $200.3 million for Entergy Gulf States in the Louisiana jurisdiction and that those costs were prudently incurred; (2) declare that the annual revenue requirements associated with the recovery of those costs, based on a ten-year levelized rate are $54.4 million for Entergy Louisiana and $26.2 million for Entergy Gulf States; (3) authorize Entergy Louisiana and Entergy Gulf States to recover the costs through Storm Cost Recovery Riders (SCRRs) proposed by Entergy Louisiana and Entergy Gulf States; (4) declare that the storm costs incurred subsequent to May 31, 2006 are to be filed by Entergy Louisiana and Entergy Gulf States with the LPSC on an annual basis in connection with their annual formula rate plan (FRP) filings, and that the SCRRs be adjusted annually to reflect such costs and any insurance proceeds or CDBG funds actually received, with the adjusted amounts to be collected through the SCRRs to take effect contemporaneous with the effective date of rate changes under the FRP; (5)

declare that the storm-related costs incurred by Entergy Louisiana and Entergy Gulf States meet the conditions set forth in the FRP for exclusion from the sharing provisions in those FRPs and authorize the permanent recovery of storm costs outside of the FRPs adopted by the LPSC for Entergy Louisiana and Entergy Gulf States; and (6) authorize the funding of a storm reserve through securitization sufficient to fund a storm cost reserve of $132 million for Entergy Louisiana and $81 million for Entergy Gulf States. Hearings on the application are scheduled for the first quarter 2007.

In July 2006, Entergy Gulf States filed an application with the PUCT with respect to the $393.2 million of Hurricane Rita reconstruction costs incurred in its Texas retail jurisdiction through March 31, 2006. The filing asks the PUCT to determine that $393.2 million is the amount of reasonable and necessary hurricane reconstruction costs eligible for securitization and recovery, approve the recovery of carrying costs, and approve the manner in which Entergy Gulf States-Texas allocates those costs among its retail customer classes.  If approved, Entergy Gulf States' application will ultimately affect all its retail customers in Texas. Entergy Gulf States' filing does not request recovery of costs through a specific rider on customer bills or through any other means at this time. The hearing before the PUCT on the filing is scheduled for November 2006. This is the first of two filings authorized by a law passed earlier this year in a special session of the Texas Legislature. A second filing will request securitization and recovery of the eligible costs through retail rates and tariffs. Entergy Gulf States expects to make the second filing following the conclusion of the reconstruction cost case.

As discussed in the Form 10-K, in December 2005, Entergy Mississippi filed with the MPSC a Notice of Intent to change rates by implementing a Storm Damage Rider to recover storm damage restoration costs associated with Hurricanes Katrina and Rita totaling approximately $84 million as of November 30, 2005.   In February 2006, Entergy Mississippi filed an Application for an Accounting Order seeking certification by the MPSC of Entergy Mississippi's estimated $36 million of storm restoration costs not included in the December 2005 filing. In March 2006, the Governor signed a law that established a mechanism by which the MPSC may authorize and certify an electric utility financing order and the state may issue general obligation bonds to pay the costs of repairing damage caused by Hurricane Katrina to the systems of investor-owned electric utilities.  Because of the passage of this law and the possibility of Entergy Mississippi obtaining CDBG funds for Hurricane Katrina storm restoration costs, in March 2006, the MPSC issued an order approving a Joint Stipulation between Entergy Mississippi and the Mississippi Public Utilities Staff that provided for the review of Entergy Mississippi's total storm restoration costs in the Application for an Accounting Order proceeding.  The Stipulation stated that the procedural schedule of the December 2005 Notice of Intent filing should be suspended until the MPSC issues a final order in the Application for an Accounting Order proceeding.

In June 2006, the MPSC issued an order certifying Entergy Mississippi's Hurricane Katrina restoration costs incurred through March 31, 2006 of $89 million, net of estimated insurance proceeds. Two days later Entergy Mississippi filed a request with the Mississippi Development Authority for $89 million of CDBG funding for reimbursement of its infrastructure restoration costs. Entergy Mississippi also filed a Petition for Financing Order with the MPSC for authorization of state general obligation bond financing of $169 million for Hurricane Katrina restoration costs and future storm costs. The $169 million amount includes Hurricane Katrina restoration costs plus $80 million to build Entergy Mississippi's storm damage reserve for the future. The amount financed through the bonds will be reduced dollar for dollar by any CDBG funds that Entergy Mississippi receives. Pursuant to the legislation, the MPSC must issue a financing order by the end of October 2006.

Deferred Fuel Costs

See Note 2 to the consolidated financial statements in the Form 10-K for information regarding fuel proceedings involving the domestic utility companies.

Entergy Arkansas

In March 2006, Entergy Arkansas filed with the APSC its annual redetermination of the energy cost rate for application to the period April 2006 through March 2007. The filed energy cost rate of $0.02827 per kWh was proposed to replace the interim rate of $0.01900 per kWh that had been in place since October 2005. The interim energy cost rate is discussed in the Form

10-K, along with the investigation that the APSC commenced concerning Entergy Arkansas' interim energy cost rate. The increase in the energy cost rate is due to increases in the cost of purchased power primarily due to the natural gas cost increase and the effect that Hurricanes Katrina and Rita had on market conditions, increased demand for purchased power during the ANO 1 refueling and steam generator replacement outage in the fall of 2005, and coal plant generation curtailments during off-peak periods due to coal delivery problems.

On March 31, 2006, the APSC suspended implementation of the $0.02827 per kWh energy cost rate, and ordered that the $0.01900 per kWh interim rate remain in effect pending the APSC proceedings on the energy cost recovery filings. The APSC also extended its investigation into Entergy Arkansas' interim energy cost rate to cover the costs included in Entergy Arkansas' March 2006 filing. The extended investigation does not identify new issues in addition to the four issues listed in the Form 10-K and covers the same time period. On April 7, 2006, the APSC issued a show cause order in the investigation proceeding that ordered Entergy Arkansas to file a cost of service study by June 8, 2006. The order also directed Entergy Arkansas to file testimony to support the cost of service study, to support the $0.02827 per kWh cost rate, and to address the general topic of elimination of the energy cost recovery rider.

Entergy Arkansas filed for rehearing of the APSC's orders, asking that the energy cost rate filed in March 2006 be implemented in May 2006 subject to refund, asserting that the APSC did not follow appropriate procedures in suspending the operation of the energy cost recovery rider, and asking the APSC to rescind its show cause order. On May 8, 2006 the APSC denied Entergy Arkansas' requests for rehearing. Entergy Arkansas appealed the APSC's decision, but later filed a motion to dismiss the appeal following the APSC's decision described below.

In June 2006, Entergy Arkansas once again filed a motion with the APSC seeking to implement the redetermined energy cost rate of $0.02827 per kWh. After a hearing the APSC approved Entergy Arkansas' request and the redetermined rate was implemented in July 2006, subject to refund pending the outcome of the APSC energy cost recovery investigation. Because of the delay in implementing the redetermined energy cost rate, Entergy Arkansas estimated in its motion that $46 million of energy costs would remain under-recovered at December 31, 2006.

A hearing in the APSC energy cost recovery investigation is scheduled for October 2006.

On June 7, 2006, Entergy Arkansas filed the cost of service study ordered by the APSC. On that date Entergy Arkansas also filed notice with the APSC that it intends to file for a change in base rates within 60 to 90 days of its notice. Entergy Arkansas expects to make that filing in August 2006.

Entergy Gulf States

On March 1, 2006, Entergy Gulf States filed with the PUCT an application to implement an interim fuel surcharge in connection with the under-recovery of $97 million including interest of eligible fuel costs for the period August 2005 through January 2006. This surcharge is in addition to an interim surcharge that went into effect in January 2006. Entergy Gulf States entered into a unanimous settlement that reduced the requested surcharge for actual over-collections from the months of February and March 2006, resulting in a surcharge of $78.8 million to be implemented over a twelve-month period beginning in June 2006. The PUCT approved the surcharge in June 2006. Amounts collected through the interim fuel surcharges are subject to final reconciliation in a future fuel reconciliation proceeding.

In May 2006, Entergy Gulf States filed with the PUCT a fuel and purchased power reconciliation case covering the period September 2003 through December 2005 for costs recoverable through the Texas fixed fuel factor rate and the incremental purchased capacity recovery rider. Entergy Gulf States is reconciling $1.6 billion of fuel and purchased power costs on a Texas retail basis. Hearings are scheduled for February 2007 and a PUCT decision is expected in July 2007.

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

Filings with the PUCT and Texas Cities

As discussed in the Form 10-K, in August 2005, Entergy Gulf States filed with the PUCT an application for recovery of its transition to competition costs. Entergy Gulf States requested recovery of $189 million in transition to competition costs through implementation of a 15-year rider to be effective no later than March 1, 2006. The $189 million represents transition to competition costs Entergy Gulf States incurred from June 1, 1999 through June 17, 2005 in preparing for competition in its service area, including attendant AFUDC, and all carrying costs projected to be incurred on the transition to competition costs through February 28, 2006. The $189 million is before any gross-up for taxes or carrying costs over the 15-year recovery period. Entergy Gulf States reached a unanimous settlement agreement on all issues with the active parties in the transition to competition cost recovery case. The agreement allows Entergy Gulf States to recover $14.5 million per year in transition to competition costs over a 15-year period. Entergy Gulf States implemented interim rates based on this revenue level on March 1, 2006. The PUCT approved the settlement agreement in June 2006.

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

In May 2006, Entergy Gulf States made its formula rate plan filing with the LPSC for the 2005 test year. The filing shows that Entergy Gulf States' return on equity was within the allowed bandwidth. The filing also indicates that under the formula rate plan rider for approved capacity additions, a $7.1 million rate increase is required to recover LPSC-approved incremental deferred and ongoing capacity requirements. The filing is subject to a period of LPSC Staff review, and rate changes associated with the formula rate plan are scheduled to take effect with the first billing cycle of September 2006.

(Entergy Louisiana)

In May 2006, Entergy Louisiana made its formula rate plan filing with the LPSC for the 2005 test year. The filing shows that Entergy Louisiana's return on equity was within the allowed bandwidth. The filing also indicates that under the formula rate plan rider for approved capacity additions, a $121 million rate increase is required to recover LPSC-approved incremental deferred and ongoing capacity requirements. Entergy Louisiana requested recovery of the capacity deferrals over a three-year period, including carrying charges. $51 million of the rate increase is associated with these deferrals. The remaining $70 million of the rate increase is associated with ongoing capacity costs. The filing is subject to a period of LPSC Staff review, and rate changes associated with the formula rate plan are scheduled to take effect with the first billing cycle of September 2006.

Retail Rates - Gas (Entergy Gulf States)

In January 2006, Entergy Gulf States filed with the LPSC its gas rate stabilization plan. The filing showed a revenue deficiency of $4.1 million based on an ROE mid-point of 10.5%. On May 1, 2006, Entergy Gulf States implemented a $3.5 million rate increase pursuant to an uncontested agreement with the LPSC Staff.

Filings with the MPSC

In March 2006, Entergy Mississippi made its annual scheduled formula rate plan filing with the MPSC.  The filing was amended by an April 2006 filing.  The amended filing showed that an increase of $3.1 million in electric revenues is warranted.  The MPSC has approved a settlement providing for a $1.8 million rate increase, which will be implemented in August 2006.

Filings with the City Council

In June 2006, Entergy New Orleans made its annual formula rate plan filings with the City Council.  The filings show various alternatives to reflect the effect of Entergy New Orleans' lost customers and decreased revenue. Entergy New Orleans' recommended alternative adjusts for lost customers and assumes that the City Council's June 2006 decision to allow recovery of all Grand Gulf costs through the fuel adjustment clause stays in place (a portion of Grand Gulf costs was previously recovered through base rates). Under that alternative, annual increases of $6.4 million in electric base rate revenues (an increase of 4.4%) and $22.8 million in gas base rate revenues (an increase of 160.9%) are warranted. The filings triggered the prescribed four-month period for review by the City Council's Advisors and other parties, and rate adjustments, if any, could be implemented as soon as the first billing cycle of November 2006.

At the same time as it made its formula rate plan filings, Entergy New Orleans also filed with the City Council a request to implement two storm-related riders. With the first rider, Entergy New Orleans seeks to recover over a ten-year period the $114 million in electric restoration costs and the $25 million in gas restoration costs that it has actually spent through March 31, 2006. Entergy New Orleans also proposed semiannual filings to update the rider for additional restoration spending and also to consider the receipt of CDBG funds or insurance proceeds that it may receive. With the second rider, Entergy New Orleans seeks to establish over a ten-year period a $150 million storm reserve to provide for the risk of another storm. Entergy New Orleans requested that the City Council consider the proposed riders within the same time frame as the formula rate plans, which would allow implementation as soon as the first billing cycle of November 2006.

NOTE 3. COMMON EQUITY

Common Stock

Earnings per Share

The following tables present Entergy's basic and diluted earnings per share (EPS) calculations included on the consolidated income statement:

	For the Three Months Ended June 30,
	2006		2005
	(In Millions, Except Per Share Data)
		$/share		$/share
Earnings applicable to common stock	$281.8		$286.2

Average number of common shares outstanding - basic	208.0	$1.35	211.1	$1.36
Average dilutive effect of:
Stock Options	3.4	(0.022)	4.2	(0.027)
Deferred Units	0.2	(0.001)	0.2	(0.001)
Average number of common shares outstanding - diluted	211.6	$1.33	215.5	$1.33

	For the Six Months Ended June 30,
	2006		2005
	(In Millions, Except Per Share Data)
		$/share		$/share
Earnings applicable to common stock	$475.4		$458.1

Average number of common shares outstanding - basic	207.9	$2.29	212.6	$2.15
Average dilutive effect of:
Stock Options	3.4	(0.037)	4.3	(0.042)
Deferred Units	0.2	(0.002)	0.2	(0.002)
Average number of common shares outstanding - diluted	211.5	$2.25	217.1	$2.11

Entergy's stock option and other equity compensation plans are discussed in Note 7 to the consolidated financial statements in the Form 10-K.

Treasury Stock

During the six months ended June 30, 2006, Entergy Corporation issued 539,777 shares of its previously repurchased common stock to satisfy stock option exercises and other stock-based awards.

Retained Earnings

On August 4, 2006, Entergy Corporation's Board of Directors declared a common stock dividend of $0.54 per share, payable on September 1, 2006 to holders of record as of August 15, 2006.

Accumulated Other Comprehensive Income

Cash flow hedges with net unrealized losses of approximately $126 million net-of-tax at June 30, 2006 are scheduled to mature during the next twelve months.

NOTE 4. LINES OF CREDIT, RELATED SHORT-TERM BORROWINGS, AND LONG-TERM DEBT

Entergy Corporation has in place two separate revolving credit facilities, a five-year credit facility and a three-year credit facility. The five-year credit facility, which expires in May 2010, has a borrowing capacity of $2 billion, of which $805 million was outstanding as of June 30, 2006. The three-year facility, which expires in December 2008, has a borrowing capacity of $1.5 billion, none of which was outstanding as of June 30, 2006. Entergy can issue letters of credit against the total borrowing capacity of both credit facilities, and letters of credit totaling $144 million had been issued against the five-year facility at June 30, 2006. The total unused capacity for these facilities as of June 30, 2006 was approximately $2.6 billion. The commitment fee for this facility is currently 0.13% per annum of the unused amount. Commitment fees and interest rates on loans under the credit facility can fluctuate depending on the senior debt ratings of the domestic utility companies.

Entergy Arkansas, Entergy Gulf States, and Entergy Mississippi, each have credit facilities available as of June 30, 2006 as follows:
Company	Expiration Date	Amount of Facility	Amount Drawn as of June 30, 2006

Entergy Arkansas	April 2007	$85 million	-
Entergy Gulf States	February 2011	$25 million (a)	-
Entergy Mississippi	May 2007	$30 million (b)	-
Entergy Mississippi	May 2007	$20 million (b)	-

(a)	The credit facility allows Entergy Gulf States to issue letters of credit against the borrowing capacity of the facility. As of June 30, 2006, $1.4 million in letters of credit had been issued.
(b)	Borrowings under the Entergy Mississippi facilities may be secured by a security interest in its accounts receivable.

In May 2006, Entergy Mississippi increased its $25 million credit facility to $30 million and renewed it through May 2007. Entergy Mississippi also entered into a new $20 million credit facility through May 2007.

In August 2006, Entergy Gulf States increased the capacity of its credit facility to $50 million.

The credit facilities have variable interest rates and the average commitment fee is 0.13%. The $85 million Entergy Arkansas credit facility requires that it maintain total shareholders' equity of at least 25% of its total assets.

The FERC has issued an order ("FERC Short-Term Order") approving the short-term borrowing limits of the domestic utility companies (except Entergy New Orleans) and System Energy through March 31, 2008. Entergy New Orleans may rely on existing SEC PUHCA 1935 orders for its financing authority, subject to bankruptcy court approval. In addition to borrowings from commercial banks, the FERC Short-Term Order authorized the domestic utility companies (except Entergy New Orleans which is authorized by an SEC PUHCA 1935 order) and System Energy to continue as participants in the Entergy System money pool. The money pool is an inter-company borrowing arrangement designed to reduce Entergy's subsidiaries' dependence on external short-term borrowings. Borrowings from the money pool and external short-term borrowings combined may not exceed the authorized limits. As of June 30, 2006, Entergy's subsidiaries' aggregate authorized limit was $2.0 billion and the aggregate outstanding borrowing from the money pool was $200.6 million.

Long-term Debt

The following long-term debt has been issued by Entergy in 2006:

	Issue Date	Amount
		(In Thousands)
U.S. Utility
Mortgage Bonds:
5.92% Series due February 2016 - Entergy Mississippi	January 2006	$100,000
Other Long-term Debt:
4.60% Series due October 2017, Jefferson County - Arkansas (Entergy Arkansas) (secured by a series of collateral first mortgage bonds)	June 2006	$54,700

The following long-term debt was retired by Entergy in 2006:
	Retirement Date	Amount
		(In Thousands)
U.S. Utility
Other Long-term Debt:
5.95% Series due December 2023, St. Charles Parish - (Entergy Louisiana)	June 2006	$25,000
Grand Gulf Lease Obligation payment	N/A	$22,989
Retirements after the balance sheet date:
5.6% Series due October 2017, Jefferson County - Arkansas (Entergy Arkansas)	July 2006	$45,500
6.3% Series due June 2018, Jefferson County - Arkansas (Entergy Arkansas)	July 2006	$9,200

Entergy Mississippi used the proceeds from the January 2006 issuance to purchase the Attala power plant from Central Mississippi Generating Company, LLC and to repay short-term indebtedness.

Entergy Arkansas used the proceeds from the June 2006 issuance to redeem, prior to maturity, $45.5 million of 5.6% Series of Jefferson County bonds and $9.2 million of 6.3% Series of Jefferson County bonds in July 2006. The issuance is shown as a non-cash transaction on the cash flow statement since the proceeds were placed in a trust and never held as cash by Entergy Arkansas.

NOTE 5. PREFERRED STOCK

In March 2006, Entergy Arkansas issued 3,000,000 shares of $25 par value 6.45% Series Preferred Stock, all of which were outstanding as of June 30, 2006. The dividends are cumulative and payable quarterly beginning July 1, 2006. The preferred stock is redeemable on or after April 1, 2011, at Entergy Arkansas' option, at the call price of $25 per share. In April 2006, Entergy Arkansas used the proceeds from this issuance to redeem the following preferred stock:

Series of Entergy Arkansas Preferred Stock	Redemption Price Per Share

7.32% Preferred Stock, Cumulative, $100.00 par value	$103.17
7.80% Preferred Stock, Cumulative, $100.00 par value	$103.25
7.40% Preferred Stock, Cumulative, $100.00 par value	$102.80
7.88% Preferred Stock, Cumulative, $100.00 par value	$103.00
$1.96 Preferred Stock, Cumulative, $0.01 par value	$ 25.00

In June 2006, Entergy Louisiana Holdings redeemed all of its preferred stock and amended its charter to eliminate authority to issue any future series of preferred stock. The redemption was made at the following respective redemption prices as provided in the Entergy Louisiana Holdings amended and restated articles of incorporation:

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

NOTE 6. STOCK-BASED COMPENSATION PLANS

Entergy grants stock options, which are described more fully in Note 7 to the consolidated financial statements in the Form 10-K. Entergy adopted SFAS 123R, "Share-Based Payment" on January 1, 2006. The impact of adoption of the standard did not materially affect Entergy's financial position, results of operations, or cash flows because Entergy adopted the fair value based method of accounting for stock options prescribed by SFAS 123, "Accounting for Stock-Based Compensation" on January 1, 2003. Prior to 2003, Entergy applied the recognition and measurement principles of APB Opinion 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for those plans. Awards under Entergy's plans generally vest over three years. Stock-based compensation expense included in earnings applicable to common stock, net of related tax effects, for the second quarter 2006 and six months ended June 30, 2006 is $2.0 million and $3.7 million, respectively. Stock-based compensation expense included in earnings applicable to common stock, net of related tax effects, for the second quarter 2005 and six months ended June 30, 2005 is $2.0 million and $3.8 million, respectively.

NOTE 7. RETIREMENT AND OTHER POSTRETIREMENT BENEFITS

Components of Net Pension Cost

Entergy's qualified pension cost, including amounts capitalized, for the second quarters of 2006 and 2005, included the following components:

	2006	2005
	(In Thousands)

Service cost - benefits earned during the period	$23,176	$21,010
Interest cost on projected benefit obligation	41,814	37,484
Expected return on assets	(44,482)	(38,781)
Amortization of transition asset	-	(166)
Amortization of prior service cost	1,365	1,306
Amortization of loss	10,931	7,305
Net pension costs	$32,804	$28,158

Entergy's qualified pension cost, including amounts capitalized, for the six months ended June 30, 2006 and 2005, included the following components:

	2006	2005
	(In Thousands)

Service cost - benefits earned during the period	$46,352	$42,020
Interest cost on projected benefit obligation	83,628	74,968
Expected return on assets	(88,964)	(77,563)
Amortization of transition asset	-	(332)
Amortization of prior service cost	2,730	2,611
Amortization of loss	21,862	14,612
Net pension costs	$65,608	$56,316

Entergy recognized $3.9 million and $4.0 million in pension cost for its non-qualified pension plans in the second quarters of 2006 and 2005, respectively. Entergy recognized $7.8 million and $8.1 million in pension cost for its non-qualified pension plans for the six months ended June 30, 2006 and 2005, respectively.

Components of Net Other Postretirement Benefit Cost

Entergy's other postretirement benefit cost, including amounts capitalized, for the second quarters of 2006 and 2005, included the following components:

	2006	2005
	(In Thousands)

Service cost - benefits earned during the period	$10,370	$9,208
Interest cost on APBO	14,316	13,501
Expected return on assets	(4,756)	(4,363)
Amortization of transition obligation	542	1,340
Amortization of prior service cost	(3,688)	(1,989)
Amortization of loss	5,698	5,271
Net other postretirement benefit cost	$22,482	$22,968

Entergy's other postretirement benefit cost, including amounts capitalized, for the six months ended June 30, 2006 and 2005, included the following components:

	2006	2005
	(In Thousands)

Service cost - benefits earned during the period	$20,740	$18,416
Interest cost on APBO	28,632	27,002
Expected return on assets	(9,512)	(8,726)
Amortization of transition obligation	1,084	2,680
Amortization of prior service cost	(7,376)	(3,978)
Amortization of loss	11,396	10,542
Net other postretirement benefit cost	$44,964	$45,936

Employer Contributions

Entergy expects to contribute $349 million to its qualified pension plans in 2006 (including $107 million delayed from 2005 as a result of the Katrina Emergency Tax Relief Act). As of the end of July 2006, Entergy contributed $189 million to its pension plans. Therefore, Entergy presently anticipates contributing an additional $160 million to fund its pension plans in 2006.

Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Medicare Act)

Based on actuarial analysis, the estimated impact of future Medicare subsidies reduced the December 31, 2005 Accumulated Postretirement Benefit Obligation by $176 million, and reduced the second quarter 2006 and 2005 other postretirement benefit cost by $6.9 million and $6.4 million, respectively. It reduced the six months ended June 30, 2006 and 2005 other postretirement benefit cost by $13.9 million and $12.9 million, respectively. Refer to Note 10 to the consolidated financial statements in the Form 10-K for further discussion.

NOTE 8. BUSINESS SEGMENT INFORMATION

Entergy's reportable segments as of June 30, 2006 are Utility and Non-Utility Nuclear. "All Other" includes the parent company, Entergy Corporation, and other business activity, including the Energy Commodity Services segment, the Competitive Retail Services business, and earnings on the proceeds of sales of previously-owned businesses. As a result of the Entergy New Orleans bankruptcy filing, Entergy has discontinued the consolidation of Entergy New Orleans retroactive to January 1, 2005, and is reporting Entergy New Orleans results under the equity method of accounting in the Utility segment.

Entergy's segment financial information for the second quarters of 2006 and 2005 is as follows:

	Utility	Non-Utility Nuclear*	All Other*	Eliminations	Consolidated
	(In Thousands)
2006
Operating revenues	$2,191,891	$362,363	$82,785	($8,537)	$2,628,502
Equity in earnings (loss) of unconsolidated equity affiliates	10,682	-	(2,199)	-	8,483
Income taxes (benefit)	93,776	41,331	(12,206)	-	122,901
Income from continuing operations	206,542	63,379	6,619	(83)	276,457
Income from discontinued operations (net of income taxes)	-	-	13,119	-	13,119
Net income	206,542	63,379	19,738	(83)	289,576

2005
Operating revenues	$2,057,526	$347,706	$59,092	($18,933)	$2,445,391

Equity in earnings of unconsolidated equity affiliates	8,133	-	2,158	-	10,291
Income taxes (benefit)	132,093	34,978	(15,222)	-	151,849
Income from continuing operations	217,260	58,277	19,795	27	295,359
Loss from discontinued operations (net of income tax benefit)	-	-	(2,811)	-	(2,811)
Net income	217,260	58,277	16,984	27	292,548

Entergy's segment financial information for the six months ended June 30, 2006 and 2005 is as follows:

	Utility	Non-Utility Nuclear*	All Other*	Eliminations	Consolidated
	(In Thousands)
2006
Operating revenues	$4,322,913	$750,372	$149,476	($26,224)	$5,196,537
Equity in earnings (loss) of unconsolidated equity affiliates	16,325	-	(4,255)	-	12,070
Income taxes (benefit)	170,749	94,248	(23,265)	-	241,732
Income from continuing operations	333,477	144,908	2,093	(115)	480,363
Income from discontinued operations (net of income taxes)	-	-	10,880	-	10,880
Net income	333,477	144,908	12,973	(115)	491,243
Total assets	24,763,451	5,138,175	3,127,773	(2,465,726)	30,563,673

2005
Operating revenues	$3,786,866	$691,281	$113,418	($35,993)	$4,555,572
Equity in earnings (loss) of unconsolidated equity affiliates	13,628	-	(35)	-	13,593
Income taxes (benefit)	177,618	86,146	(19,672)	-	244,092
Income from continuing operations	313,287	136,242	25,621	(46)	475,104
Loss from discontinued operations (net of income tax benefit)	-	-	(4,177)	-	(4,177)
Net income	313,287	136,242	21,444	(46)	470,927
Total assets	22,674,291	4,733,230	3,260,502	(2,512,415)	28,155,608

Businesses marked with * are sometimes referred to as the "competitive businesses," with the exception of the parent company, Entergy Corporation. Eliminations are primarily intersegment activity.

In April 2006, Entergy sold the retail electric portion of the Competitive Retail Services business operating in the ERCOT region of Texas, and now reports this portion of the business as a discontinued operation. Entergy realized a $26.3 million gain ($17.1 million net-of-tax) on the sale.

NOTE 9. ENTERGY NEW ORLEANS BANKRUPTCY PROCEEDING

See Note 16 to the consolidated financial statements in the Form 10-K for a discussion of the Entergy New Orleans bankruptcy proceeding, and a discussion of Entergy's decision to deconsolidate its investment in Entergy New Orleans and report it under the equity method of accounting. Entergy's income statement for the three and six months ended June 30, 2006 includes $67 million and $128 million, respectively, in operating revenues and $4 million and $11 million, respectively, in purchased power expenses from transactions with Entergy New Orleans. Entergy's income statement for the three and six months ended June 30, 2005 includes $44 million and $87 million, respectively, in operating revenues and $35 million and $81 million, respectively, in purchased power from transactions with Entergy New Orleans. Entergy's balance sheet as of June 30, 2006 includes $111.4 million of accounts receivable that are payable to Entergy or its subsidiaries by Entergy New Orleans, including $64.9 million of pre-petition accounts.

As discussed in the Form 10-K, because Entergy owns all of the common stock of Entergy New Orleans, Entergy's deconsolidation of Entergy New Orleans does not affect the amount of net income Entergy records resulting from Entergy New Orleans' operations.

NOTE 10. ACCOUNTING POLICY UPDATE

Revenue and Fuel Costs

Entergy recognizes revenue from electric power and gas sales when it delivers power or gas to its customers. To the extent that deliveries have occurred but a bill has not been issued, the domestic utility companies accrue an estimate of the revenues for energy delivered since the latest billings. Entergy calculates the estimate based upon several factors including billings through the last billing cycle in a month, actual generation in the month, historical line loss factors, and prices in effect in the domestic utility companies' various jurisdictions. Each month the estimated unbilled revenue amounts are recorded as revenue and unbilled accounts receivable, and the prior month's estimate is reversed. Therefore, changes in price and volume differences resulting from factors such as weather affect the calculation of unbilled revenues from one period to the next, and may result in variability in reported revenues from one period to the next as prior estimates are so recorded and reversed.

Prior to 2006, Entergy Louisiana and the Louisiana portion of Entergy Gulf States included a component of fuel cost recovery in their unbilled revenue calculations. Effective January 1, 2006, this fuel component of unbilled accounts receivable was reclassified to deferred fuel and is no longer included in the unbilled revenue calculations for Entergy Louisiana and the Louisiana portion of Entergy Gulf States, which is in accordance with regulatory treatment.

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

ENTERGY ARKANSAS, INC.

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Second Quarter 2006 Compared to Second Quarter 2005

Net income increased $7.4 million primarily due to a lower effective income tax rate, partially offset by lower net revenue, higher depreciation and amortization expenses, and lower other income.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Net income increased $4.4 million primarily due to a lower effective income tax rate, partially offset by higher depreciation and amortization expenses and higher other operation and maintenance expenses.

Net Revenue

Second Quarter 2006 Compared to Second Quarter 2005

Net revenue, which is Entergy Arkansas' measure of gross margin, consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory credits. Following is an analysis of the change in net revenue comparing the second quarter of 2006 to the second quarter of 2005.

Amount
(In Millions)

2005 net revenue	$266.2
Capacity costs	(6.3)
Volume/weather	4.3
Other	(4.4)
2006 net revenue	$259.8

The capacity costs variance is primarily due to higher capacity-related costs including the revision of reserve equalization payments among Entergy companies due to a FERC ruling regarding the inclusion of interruptible loads in reserve equalization calculations.

The volume/weather variance is primarily due to an increase in billed electricity usage, including the effect of more favorable weather during the second quarter of 2006 compared to the second quarter of 2005, partially offset by a decrease in usage during the unbilled sales period. Billed electricity usage increased a total of 309 GWh in all sectors.

Gross operating revenues, fuel and purchased power expenses, and other regulatory credits

Gross operating revenues increased primarily due to an increase of $30.3 million in fuel cost recovery revenues due to an increase in the energy cost recovery rider effective October 2005 and an increase of $25.3 million in gross wholesale revenue resulting from higher wholesale prices and volume.

Fuel and purchased power expenses increased primarily due to increased deferred fuel expense resulting primarily from higher purchased energy costs as a result of higher natural gas prices and increased power purchases. Also contributing to the increase was a slight increase in demand.

Other regulatory credits increased primarily due to an increase of $3.6 million resulting from the under-recovery of Grand Gulf costs due to a decrease in the Grand Gulf rider effective January 2006.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Net revenue, which is Entergy Arkansas' measure of gross margin, consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory credits. Following is an analysis of the change in net revenue comparing the six months ended June 30, 2006 to the six months ended June 30, 2005.
Amount
(In Millions)

2005 net revenue	$489.9
Net wholesale revenue	10.1
Volume/weather	9.9
Deferred fuel cost revisions	(6.1)
Capacity costs	(11.3)
Other	(1.0)
2006 net revenue	$491.5

The net wholesale revenue variance is primarily due to higher wholesale prices and improved results related to co-owner contracts.

The volume/weather variance is primarily due to an increase in electricity usage, including the effect of more favorable weather during the six months ended June 30, 2006 compared to the six months ended June 30, 2005. Billed electricity usage increased a total of 471 GWh in all sectors.

The deferred fuel cost revisions variance is primarily due to the 2004 energy cost recovery true-up, made in the first quarter of 2005, which increased net revenue by $4 million.

The capacity costs variance is primarily due to higher capacity-related costs including the revision of reserve equalization payments among Entergy companies due to a FERC ruling regarding the inclusion of interruptible loads in reserve equalization calculations.

Gross operating revenues, fuel and purchased power expenses, and other regulatory credits

Gross operating revenues increased primarily due to an increase of $75.2 million in fuel cost recovery revenues due to increases in the energy cost recovery rider effective April 2005 and October 2005 and an increase of $62.2 million in gross wholesale revenue resulting from higher wholesale prices and volume.

Fuel and purchased power expenses increased primarily due to increased deferred fuel expense resulting primarily from higher purchased energy costs as a result of higher natural gas prices and increased power purchases. Also contributing to the increase was a slight increase in demand.

Other regulatory credits increased primarily due to an increase of $8.7 million resulting from the under-recovery of Grand Gulf costs due to a decrease in the Grand Gulf rider effective January 2006.

Other Income Statement Variances

Second Quarter 2006 Compared to Second Quarter 2005

Depreciation and amortization expenses increased primarily due to an increase in plant in service and a revision in 2005 of estimated depreciable lives involving certain intangible assets.

Other income decreased primarily due to:

  a decrease in allowance for equity funds used during construction primarily due to increased construction expenditures in the second quarter of 2005 resulting from the steam generator and reactor vessel head replacement at ANO 1 completed in the fourth quarter 2005 and additional transmission work performed in 2005; and
  a decrease of $1.6 million in interest earned on decommissioning trust funds.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Other operation and maintenance expenses increased primarily due to $4.1 million applied as a credit against bad debt expense in the first quarter of 2005 in accordance with a settlement agreement with the APSC.

Depreciation and amortization expenses increased primarily due to an increase in plant in service and a revision in 2005 of estimated depreciable lives involving certain intangible assets.

Income Taxes

The effective income tax rates for the second quarters of 2006 and 2005 were 8.9% and 37.0%, respectively. The difference in the effective income tax rate for the second quarter of 2006 versus the federal statutory rate of 35.0% is primarily due to the recognition of an income tax benefit related to the steam generator removal cost and the flow through of a pension item. The difference in the effective income tax rate for the second quarter of 2005 versus the federal statutory rate of 35.0% is primarily due to state income taxes and book and tax differences related to utility plant items, partially offset by amortization of investment tax credits and book and tax differences related to the allowance for funds used during construction.

The effective income tax rates for the six months ended June 30, 2006 and 2005 were 25.0% and 36.3%, respectively. The difference in the effective income tax rate for the six months ended June 30, 2006 versus the federal statutory rate of 35.0% is primarily due to the recognition of an income tax benefit related to the steam generator removal cost and the flow through of a pension item. The difference in the effective income tax rate for the six months ended June 30, 2005 versus the federal statutory rate of 35.0% is primarily due to state income taxes and book and tax differences related to utility plant items, partially offset by a downward revision in the estimate of federal income tax expense related to tax depreciation, the amortization of investment tax credits, and book and tax differences related to the allowance for funds used during construction.

Liquidity and Capital Resources

Cash Flow

Cash flows for the six months ended June 30, 2006 and 2005 were as follows:
	2006	2005
	(In Thousands)

Cash and cash equivalents at beginning of period	$9,393	$89,744

Cash flow provided by (used in):
Operating activities	225,953	210,270
Investing activities	(147,364)	(246,232)
Financing activities	(68,931)	57,634
Net increase in cash and cash equivalents	9,658	21,672

Cash and cash equivalents at end of period	$19,051	$111,416

Operating Activities

Cash flow from operations increased $15.7 million for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 primarily due to increased recovery of deferred fuel costs and income tax refunds of $23.5 million in 2006 compared to income tax payments of $19.5 million in 2005. These increases were partially offset by the timing of the collection of receivables from customers and the timing of payments to vendors.

In the first quarter of 2006, Entergy Corporation received an income tax refund as a result of net operating loss carryback provisions contained in the Gulf Opportunity Zone Act of 2005, as discussed in Note 3 to the domestic utilities companies and System Energy financial statements in the Form 10-K. In accordance with Entergy's intercompany tax allocation agreement, in April 2006 Entergy Corporation distributed $12 million of the refund to Entergy Arkansas.

Investing Activities

Net cash flow used in investing activities decreased $98.9 million for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 primarily due to money pool activity.

Financing Activities

Financing activities used $68.9 million in cash flows for the six months ended June 30, 2006 compared to providing $57.6 million in cash flows for the six months ended June 30, 2005 primarily due to the net issuance of $92.9 million of long-term debt for the six months ended June 30, 2005 in addition to money pool activity.

See "Uses and Sources of Capital" below for the details of Entergy Arkansas' preferred stock activity in 2006.

Capital Structure

Entergy Arkansas' capitalization is balanced between equity and debt, as shown in the following table.

	June 30, 2006	December 31, 2005

Net debt to net capital	47.9%	47.4%
Effect of subtracting cash from debt	0.3%	0.1%
Debt to capital	48.2%	47.5%

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

In March 2006, Entergy Arkansas issued 3,000,000 shares of $25 par value 6.45% Series Preferred Stock, all of which were outstanding as of June 30, 2006. The dividends are cumulative and payable quarterly beginning July 1, 2006. The preferred stock is redeemable on or after April 1, 2011, at Entergy Arkansas' option, at the call price of $25 per share. In April 2006, Entergy Arkansas used the proceeds from this issuance to redeem the following preferred stock:

Series of Entergy Arkansas Preferred Stock	Redemption Price Per Share

7.32% Preferred Stock, Cumulative, $100.00 par value	$103.17
7.80% Preferred Stock, Cumulative, $100.00 par value	$103.25
7.40% Preferred Stock, Cumulative, $100.00 par value	$102.80
7.88% Preferred Stock, Cumulative, $100.00 par value	$103.00
$1.96 Preferred Stock, Cumulative, $0.01 par value	$ 25.00

In April 2006, Entergy Arkansas renewed its $85 million credit facility through April 30, 2007. The facility is no longer subject to a combined borrowing limit with Entergy Louisiana's credit facility. There were no outstanding borrowings under the Entergy Arkansas credit facility as of June 30, 2006.

In June 2006, Entergy Arkansas issued $54.7 million of 4.60% Series of Jefferson County bonds due October 2017. The proceeds were used to redeem, prior to maturity, $45.5 million of 5.6% Series of Jefferson County bonds and $9.2 million of 6.3% Series of Jefferson County bonds in July 2006. The issuance is shown as a non-cash transaction on the cash flow statement since the proceeds were placed in a trust and never held as cash by Entergy Arkansas.

Entergy Arkansas' receivables from or (payables to) the money pool were as follows:

June 30, 2006	December 31, 2005	June 30, 2005	December 31, 2004
(In Thousands)

$15,567	($27,346)	$132,315	$23,561

Significant Factors and Known Trends

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends" in the Form 10-K for a discussion of utility restructuring, federal regulation and proceedings, market and credit risks, state and local rate regulatory risks, nuclear matters, and environmental risks.

In March 2006, Entergy Arkansas filed with the APSC its annual redetermination of the energy cost rate for application to the period April 2006 through March 2007. The filed energy cost rate of $0.02827 per kWh was proposed to replace the interim rate of $0.01900 per kWh that had been in place since October 2005. The interim energy cost rate is discussed in the Form 10-K, along with the investigation that the APSC commenced concerning Entergy Arkansas' interim energy cost rate. The increase in the energy cost rate is due to increases in the cost of purchased power primarily due to the natural gas cost increase and the effect that Hurricanes Katrina and Rita had on market conditions, increased demand for purchased power during the ANO 1 refueling and steam generator replacement outage in the fall of 2005, and coal plant generation curtailments during off-peak periods due to coal delivery problems.

On March 31, 2006, the APSC suspended implementation of the $0.02827 per kWh energy cost rate, and ordered that the $0.01900 per kWh interim rate remain in effect pending the APSC proceedings on the energy cost recovery filings. The APSC also extended its investigation into Entergy Arkansas' interim energy cost rate to cover the costs included in Entergy Arkansas' March 2006 filing. The extended investigation does not identify new issues in addition to the four issues listed in the Form 10-K and covers the same time period. On April 7, 2006, the APSC issued a show cause order in the investigation proceeding that ordered Entergy Arkansas to file a cost of service study by June 8, 2006. The order also directed Entergy Arkansas to file testimony to support the cost of service study, to support the $0.02827 per kWh cost rate, and to address the general topic of elimination of the energy cost recovery rider.

Entergy Arkansas filed for rehearing of the APSC's orders, asking that the energy cost rate filed in March 2006 be implemented in May 2006 subject to refund, asserting that the APSC did not follow appropriate procedures in suspending the operation of the energy cost recovery rider, and asking the APSC to rescind its show cause order. On May 8, 2006 the APSC denied Entergy Arkansas' requests for rehearing. Entergy Arkansas appealed the APSC's decision, but later filed a motion to dismiss the appeal following the APSC's decision described below.

In June 2006, Entergy Arkansas once again filed a motion with the APSC seeking to implement the redetermined energy cost rate of $0.02827 per kWh. After a hearing the APSC approved Entergy Arkansas' request and the redetermined rate was implemented in July 2006, subject to refund pending the outcome of the APSC energy cost recovery investigation. Because of the delay in implementing the redetermined energy cost rate, Entergy Arkansas estimated in its motion that $46 million of energy costs would remain under-recovered at December 31, 2006.

A hearing in the APSC energy cost recovery investigation is scheduled for October 2006.

On June 7, 2006, Entergy Arkansas filed the cost of service study ordered by the APSC. On that date Entergy Arkansas also filed notice with the APSC that it intends to file for a change in base rates within 60 to 90 days of its notice. Entergy Arkansas expects to make that filing in August 2006.

See Entergy Corporation and Subsidiaries' "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends - Federal Regulation - System Agreement Litigation" for a discussion of Entergy's compliance filing in that proceeding. If the FERC approves the compliance tariff as filed, then payments under that tariff will be classified as energy costs, which would then be included in setting the retail energy cost rate as part of the normal working of the energy cost recovery rider.  As noted above the APSC has given notice that it is considering the prospective elimination of the energy cost recovery rider.  Therefore, Entergy Arkansas plans to propose an alternative to the energy cost recovery rider for recovery of the costs allocated to it as a result of the System Agreement litigation should the energy cost recovery rider be lawfully terminated by the APSC.  A separate exact recovery rider, similar to the energy cost recovery rider or a production cost allocation rider, would ensure that Entergy Arkansas' customers pay only the amount allocated by the FERC.

Federal Regulation

System Agreement Proceedings

See Entergy Corporation and Subsidiaries' "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends - Federal Regulation - System Agreement Litigation, APSC Complaint filed with the FERC, and APSC System Agreement Investigation" for updates regarding proceedings involving the System Agreement.

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

Recently Issued Accounting Pronouncements

FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48) was issued in July 2006 and is effective for Entergy Arkansas in the first quarter of 2007. The FASB's objective in issuing this interpretation is to increase comparability among companies in financial reporting of income taxes. FIN 48 establishes a "more-likely-than-not" recognition threshold that must be met before a tax benefit can be recognized in the financial statements. If a tax deduction is taken on a tax return, but does not meet the more-likely-than-not recognition threshold, an increase in income tax liability, above what is payable on the tax return, is required to be recorded. Entergy Arkansas does not expect that the adoption of FIN 48 will materially affect its financial position, results of operations, or cash flows.

ENTERGY ARKANSAS, INC.
INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2006 and 2005
(Unaudited)

	Three Months Ended		Six Months Ended
	2006	2005	2006	2005
	(In Thousands)		(In Thousands)

OPERATING REVENUES
Domestic electric	$504,223	$450,097	$951,845	$817,457

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	84,806	46,612	187,277	83,415
Purchased power	167,981	139,899	286,911	247,531
Nuclear refueling outage expenses	7,371	7,019	14,726	13,336
Other operation and maintenance	105,895	105,727	197,650	191,556
Decommissioning	7,608	8,246	15,091	16,359
Taxes other than income taxes	8,982	10,051	18,602	19,888
Depreciation and amortization	54,143	48,023	106,961	99,800
Other regulatory credits - net	(8,359)	(2,589)	(13,886)	(3,384)
TOTAL	428,427	362,988	813,332	668,501

OPERATING INCOME	75,796	87,109	138,513	148,956

OTHER INCOME
Allowance for equity funds used during construction	1,916	3,491	3,818	7,450
Interest and dividend income	3,998	5,078	11,673	9,370
Miscellaneous - net	(687)	(47)	(1,572)	(679)
TOTAL	5,227	8,522	13,919	16,141

INTEREST AND OTHER CHARGES
Interest on long-term debt	19,361	19,968	38,339	40,750
Other interest - net	1,328	798	2,868	2,224
Allowance for borrowed funds used during construction	(822)	(1,725)	(1,679)	(3,736)
TOTAL	19,867	19,041	39,528	39,238

INCOME BEFORE INCOME TAXES	61,156	76,590	112,904	125,859

Income taxes	5,421	28,300	28,246	45,638

NET INCOME	55,735	48,290	84,658	80,221

Preferred dividend requirements and other	2,085	1,944	4,123	3,888

EARNINGS APPLICABLE TO
COMMON STOCK	$53,650	$46,346	$80,535	$76,333

See Notes to Respective Financial Statements.

ENTERGY ARKANSAS, INC.
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2006 and 2005
(Unaudited)

	2006	2005
	(In Thousands)

OPERATING ACTIVITIES
Net income	$84,658	$80,221
Adjustments to reconcile net income to net cash flow provided by operating activities:
Reserve for regulatory adjustments	6,789	-
Other regulatory credits - net	(13,886)	(3,384)
Depreciation, amortization, and decommissioning	122,052	116,159
Deferred income taxes and investment tax credits	(44,980)	17,049
Changes in working capital:
Receivables	(41,738)	33,568
Fuel inventory	(1,659)	(773)
Accounts payable	(44,275)	(13,773)
Taxes accrued	95,543	11,418
Interest accrued	(804)	1,196
Deferred fuel costs	85,047	(720)
Other working capital accounts	8,588	(10,700)
Provision for estimated losses and reserves	(829)	(3,645)
Changes in other regulatory assets	(15,484)	25,435
Other	(13,069)	(41,781)
Net cash flow provided by operating activities	225,953	210,270

INVESTING ACTIVITIES
Construction expenditures	(121,269)	(123,690)
Allowance for equity funds used during construction	3,818	7,450
Nuclear fuel purchases	-	(62,307)
Proceeds from sale/leaseback of nuclear fuel	-	62,248
Proceeds from nuclear decommissioning trust fund sales	74,895	111,352
Investment in nuclear decommissioning trust funds	(79,353)	(116,437)
Change in money pool receivable - net	(15,567)	(108,754)
Other regulatory investments	(9,888)	(16,094)
Net cash flow used in investing activities	(147,364)	(246,232)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	-	272,817
Retirement of long-term debt	-	(179,895)
Proceeds from the issuance of preferred stock	73,355	-
Redemption of preferred stock	(75,885)	-
Change in money pool payable - net	(27,346)	-
Dividends paid:
Common stock	(34,800)	(31,400)
Preferred stock	(4,255)	(3,888)
Net cash flow provided by (used in) financing activities	(68,931)	57,634

Net increase in cash and cash equivalents	9,658	21,672

Cash and cash equivalents at beginning of period	9,393	89,744

Cash and cash equivalents at end of period	$19,051	$111,416

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period for:
Interest - net of amount capitalized	$36,185	$37,395
Income taxes	($23,543)	$19,476
Noncash financing activities:
Proceeds from long-term debt issued for the purpose
of refunding other long-term debt	$54,700	-

See Notes to Respective Financial Statements.

ENTERGY ARKANSAS, INC.
BALANCE SHEETS
ASSETS
June 30, 2006 and December 31, 2005
(Unaudited)

	2006	2005
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$3,014	$9,393
Temporary cash investments - at cost,
which approximates market	16,037	-
Total cash and cash equivalents	19,051	9,393
Accounts receivable:
Customer	93,536	115,321
Allowance for doubtful accounts	(13,464)	(15,777)
Associated companies	55,602	30,902
Other	104,335	63,702
Accrued unbilled revenues	79,872	68,428
Total accounts receivable	319,881	262,576
Deferred fuel costs	129,023	153,136
Fuel inventory - at average cost	14,001	12,342
Materials and supplies - at average cost	94,509	87,875
Deferred nuclear refueling outage costs	17,821	30,967
Prepayments and other	62,204	9,628
TOTAL	656,490	565,917

OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity	11,206	11,206
Decommissioning trust funds	404,525	402,124
Non-utility property - at cost (less accumulated depreciation)	1,448	1,449
Other	2,976	2,976
TOTAL	420,155	417,755

UTILITY PLANT
Electric	6,435,831	6,344,435
Property under capital lease	6,649	9,900
Construction work in progress	150,928	139,208
Nuclear fuel under capital lease	105,801	92,181
Nuclear fuel	19,205	22,616
TOTAL UTILITY PLANT	6,718,414	6,608,340
Less - accumulated depreciation and amortization	2,928,168	2,843,904
UTILITY PLANT - NET	3,790,246	3,764,436

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
SFAS 109 regulatory asset - net	69,884	61,236
Other regulatory assets	470,283	461,015
Deferred fuel costs	-	51,046
Other	48,102	46,605
TOTAL	588,269	619,902

TOTAL ASSETS	$5,455,160	$5,368,010

See Notes to Respective Financial Statements.

52

ENTERGY ARKANSAS, INC.
BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY
June 30, 2006 and December 31, 2005
(Unaudited)

	2006	2005
	(In Thousands)

CURRENT LIABILITIES
Accounts payable:
Associated companies	$76,966	$135,357
Other	103,694	120,090
Customer deposits	47,149	45,432
Taxes accrued	34,327	-
Accumulated deferred income taxes	22,971	56,186
Interest accrued	18,403	19,207
Obligations under capital leases	48,281	46,857
Other	21,474	21,836
TOTAL	373,265	444,965

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,166,404	1,105,712
Accumulated deferred investment tax credits	61,917	64,001
Obligations under capital leases	64,169	55,224
Other regulatory liabilities	74,450	76,507
Decommissioning	457,206	442,115
Accumulated provisions	28,244	29,073
Long-term debt	1,356,585	1,298,238
Other	284,502	306,034
TOTAL	3,493,477	3,376,904

Commitments and Contingencies

SHAREHOLDERS' EQUITY
Preferred stock without sinking fund	116,350	116,350
Common stock, $0.01 par value, authorized 325,000,000
shares; issued and outstanding 46,980,196 shares in 2006
and 2005	470	470
Paid-in capital	588,529	591,102
Retained earnings	883,069	838,219
TOTAL	1,588,418	1,546,141

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$5,455,160	$5,368,010

See Notes to Respective Financial Statements.

ENTERGY ARKANSAS, INC.
SELECTED OPERATING RESULTS
For the Three and Six Months Ended June 30, 2006 and 2005
(Unaudited)

	Three Months Ended		Increase/
Description	2006	2005	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$ 138	$ 124	$ 14	11
Commercial	91	80	11	14
Industrial	95	84	11	13
Governmental	4	4	-	-
Total retail	328	292	36	12
Sales for resale
Associated companies	106	64	42	66
Non-associated companies	33	50	(17)	(34)
Other	37	44	(7)	(16)
Total	$ 504	$ 450	$ 54	12

Billed Electric Energy
Sales (GWh):
Residential	1,591	1,481	110	7
Commercial	1,391	1,305	86	7
Industrial	1,836	1,720	116	7
Governmental	63	66	(3)	(5)
Total retail	4,881	4,572	309	7
Sales for resale
Associated companies	2,432	1,622	810	50
Non-associated companies	674	1,065	(391)	(37)
Total	7,987	7,259	728	10

	Six Months Ended		Increase/
Description	2006	2005	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$ 289	$ 259	$ 30	12
Commercial	171	149	22	15
Industrial	183	156	27	17
Governmental	9	9	-	-
Total retail	652	573	79	14
Sales for resale
Associated companies	183	105	78	74
Non-associated companies	84	100	(16)	(16)
Other	33	39	(6)	(15)
Total	$ 952	$ 817	$ 135	17

Billed Electric Energy
Sales (GWh):
Residential	3,501	3,371	130	4
Commercial	2,670	2,554	116	5
Industrial	3,615	3,384	231	7
Governmental	128	134	(6)	(4)
Total retail	9,914	9,443	471	5
Sales for resale
Associated companies	4,297	2,977	1,320	44
Non-associated companies	1,531	2,172	(641)	(30)
Total	15,742	14,592	1,150	8

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

Entergy Gulf States currently estimates that its total restoration costs for the repair or replacement of its electric and gas facilities damaged by Hurricanes Katrina and Rita and business continuity costs will be $633 million, the majority of which is due to Hurricane Rita.

As discussed in the Form 10-K, a federal hurricane aid package became law that includes funding for Community Development Block Grants (CDBG) that allows state and local leaders to fund individual recovery priorities. The law permits funding for infrastructure restoration. It is uncertain how much funding, if any, will be designated for utility reconstruction and the timing of such decisions is also uncertain. The U.S. Department of Housing and Urban Development has allocated approximately $10.4 billion for Louisiana, $5.1 billion for Mississippi, and $74 million for Texas, with an additional $1 billion approved by Congress but not yet allocated to the states. The states, in turn, will administer the grants. Entergy Gulf States is currently preparing applications to seek CDBG funding. In March 2006 Entergy Gulf States provided a justification statement to state and local officials in Louisiana. The statement, which will be reviewed by the Louisiana Recovery Authority, includes the estimated costs of Hurricanes Katrina and Rita damage in the Louisiana jurisdiction. The statement includes justification for a request for $164 million in CDBG funding attributable to the Louisiana portion of Entergy Gulf States' business.

Storm Costs Recovery Filings with Retail Regulators

On July 31, 2006, Entergy Louisiana and Entergy Gulf States filed a supplemental and amending storm cost recovery application with the LPSC, in which Entergy Louisiana and Entergy Gulf States requested that the LPSC (1) review Entergy Louisiana's and Entergy Gulf States' testimony and exhibits relating to the costs associated with Hurricanes Katrina and Rita, and declare that those verified, actual storm-related costs through May 31, 2006 are $466.8 million for Entergy Louisiana and $200.3 million for Entergy Gulf States in the Louisiana jurisdiction and that those costs were prudently incurred; (2) declare that the annual revenue requirements associated with the recovery of those costs, based on a ten-year levelized rate are $54.4 million for Entergy Louisiana and $26.2 million for Entergy Gulf States; (3) authorize Entergy Louisiana and Entergy Gulf States to recover the costs through Storm Cost Recovery Riders (SCRRs) proposed by Entergy Louisiana and Entergy Gulf States; (4) declare that the storm costs incurred subsequent to May 31, 2006 are to be filed by Entergy Louisiana and Entergy Gulf States with the LPSC on an annual basis in connection with their annual formula rate plan (FRP) filings, and that the SCRRs be adjusted annually to reflect such costs and any insurance proceeds or CDBG funds actually received, with the adjusted amounts to be collected through the SCRRs to take effect contemporaneous with the effective date of rate changes under the FRP; (5) declare that the storm-related costs incurred by Entergy Louisiana and Entergy Gulf States meet the conditions set forth in the FRP for exclusion from the sharing provisions in those FRPs and authorize the permanent recovery of storm costs outside of the FRPs adopted by the LPSC for Entergy Louisiana and Entergy Gulf States; and (6) authorize the funding of a storm reserve through securitization sufficient to fund a storm cost reserve of $132 million for Entergy Louisiana and $81 million for Entergy Gulf States. Hearings on the application are scheduled for the first quarter 2007.

In July 2006, Entergy Gulf States filed an application with the PUCT with respect to the $393.2 million of Hurricane Rita reconstruction costs incurred in its Texas retail jurisdiction through March 31, 2006. The filing asks the PUCT to determine that $393.2 million is the amount of reasonable and necessary hurricane reconstruction costs eligible for securitization and recovery, approve the recovery of carrying costs, and approve the manner in which Entergy Gulf States-Texas allocates those costs among its retail customer classes.  If approved, Entergy Gulf States' application will ultimately affect all its retail customers in Texas. Entergy Gulf States' filing does not request recovery of costs through a specific rider on customer bills or through any other means at this time. The hearing before the PUCT on the filing is scheduled for November 2006. This is the first of two filings authorized by a law passed earlier this year in a special session of the Texas Legislature. A second filing will request securitization and recovery of the eligible costs through retail rates and tariffs. Entergy Gulf States expects to make the second filing following the conclusion of the reconstruction cost case.

Results of Operations

Net Income

Second Quarter 2006 Compared to Second Quarter 2005

Net income increased $7.4 million primarily due to higher net revenue partially offset by higher interest and other charges and higher taxes other than income taxes.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Net income increased $29.1 million primarily due to higher net revenue and higher other income, partially offset by higher other operation and maintenance expenses, higher taxes other than income taxes, and higher interest and other charges.

Net Revenue

Second Quarter 2006 Compared to Second Quarter 2005

Net revenue, which is Entergy Gulf States' measure of gross margin, consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits). Following is an analysis of the change in net revenue comparing the second quarter of 2006 to the second quarter of 2005.
Amount
(In Millions)

2005 net revenue	$302.8
Base revenues	15.8
Volume/weather	13.3
Fuel recovery	10.5
Net wholesale revenue	8.7
Price applied to unbilled electric sales	(23.8)
Purchased power capacity	(11.8)
Other	11.2
2006 net revenue	$326.7

Base revenues increased due to increases in the Louisiana jurisdiction effective October 2005 for the 2004 formula rate plan filing and the annual revenue requirement related to the purchase of power from the Perryville generating station, and increases in the Texas jurisdiction related to an incremental purchased capacity recovery rider that began in December 2005 and a transition to competition rider that began in March 2006.

The volume/weather variance is primarily due to an increase in electricity usage, including the effect of more favorable weather compared to the same period in 2005. Billed electricity usage increased a total of 326 GWh in all sectors.

The fuel recovery variance resulted primarily from the under-recovery in 2005 of fuel costs from retail customers in addition to increased fuel cost recovery in 2006 as a result of special rate contracts.

The net wholesale revenue variance is primarily due to increased volume and higher margins on sales to municipal and co-op customers.

The price applied to unbilled sales variance is due to the exclusion in 2006 of the fuel cost component in the calculation of the price applied to unbilled sales. Effective January 1, 2006, the fuel cost component is no longer included in the unbilled revenue calculation, which is in accordance with regulatory treatment. Entergy Gulf States expects that the effect of this factor will be an approximately $40 million decrease in its annual net revenue for 2006 compared to 2005. See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" herein for a discussion of the accounting for unbilled revenues.

The purchased power capacity variance is primarily due to an increase in capacity charges primarily associated with power purchases from the Perryville generating station in addition to new purchase power contracts in 2006.

Gross operating revenues, fuel and purchased power expenses, and other regulatory charges (credits)

Gross operating revenues increased primarily due to an increase in fuel cost recovery revenues of $107.1 million due to higher fuel rates. Also contributing to the increase were the base revenue and volume/weather variances discussed above.

Fuel and purchased power expenses increased primarily due to an increase in deferred fuel expense as a result of higher fuel rates.

Other regulatory charges increased primarily due to the deferral of under-recovered purchased power capacity costs in 2005 combined with the recovery of purchased power capacity costs in 2005. A rider was implemented in December 2005 in the Texas jurisdiction to recover incremental purchased power capacity costs. Partially offsetting the increase was a regulatory credit of $4.5 million recorded during the second quarter of 2006 as a result of Entergy Gulf States reinstating the application of regulatory accounting principles to its wholesale business. Refer to "Application of SFAS 71" in Note 7 to the domestic utility companies and System Energy financial statements for further discussion.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Net revenue, which is Entergy Gulf States' measure of gross margin, consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits). Following is an analysis of the change in net revenue comparing the six months ended June 30, 2006 to the six months ended June 30, 2005.

Amount
(In Millions)

2005 net revenue	$544.5
Base revenues	30.6
Fuel recovery	29.7
Volume/weather	20.5
Net wholesale revenue	13.4
Price applied to unbilled electric sales	(20.0)
Purchased power capacity costs	(17.5)
Other	20.4
2006 net revenue	$621.6

Base revenues increased due to increases in the Louisiana jurisdiction effective October 2005 for the 2004 formula rate plan filing and the annual revenue requirement related to the purchase of power from the Perryville generating station, and increases in the Texas jurisdiction related to an incremental purchased capacity recovery rider that began in December 2005 and a transition to competition rider that began in March 2006.

The fuel recovery variance resulted primarily from adjustments of fuel clause recoveries in Entergy Gulf States' Louisiana jurisdiction. The variance is also due to the under-recovery in 2005 of fuel costs from retail customers and increased fuel cost recovery in 2006 as a result of special rate contracts.

The volume/weather variance is due to increased weather-adjusted usage on billed sales in addition to an increase in usage during the unbilled sales period. Billed usage increased a total of 370 GWh in the residential and commercial sectors and decreased 350 GWh in the industrial sector.

The net wholesale revenue variance is primarily due to increased volume and higher margins on sales to municipal and co-op customers.

The price applied to unbilled sales variance is due to the exclusion in 2006 of the fuel cost component in the calculation of the price applied to unbilled sales. Effective January 1, 2006, the fuel cost component is no longer included in the unbilled revenue calculation, which is in accordance with regulatory treatment. Entergy Gulf States expects that the effect of this factor will be an approximately $40 million decrease in its annual net revenue for 2006 compared to 2005. See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" herein for a discussion of the accounting for unbilled revenues.

The purchased power capacity variance is primarily due to an increase in capacity charges primarily associated with power purchases from the Perryville generating station in addition to new purchase power contracts in 2006.

Gross operating revenues, fuel and purchased power expenses, and other regulatory charges (credits)

Gross operating revenues increased primarily due to an increase of $268 million in fuel cost recovery revenues due to higher fuel rates. Also contributing to the increase were the base revenue and volume/weather variances discussed above.

Fuel and purchased power expenses increased primarily due to an increase in deferred fuel expense in addition to increases in the market prices of natural gas and purchased power. The increase in deferred fuel expense was due to higher fuel rates.

Other regulatory charges increased primarily due to the deferral of under-recovered purchased power capacity costs in 2005 combined with the recovery of purchased power capacity costs in 2005. A rider was implemented in December 2005 in the Texas jurisdiction to recover incremental purchased power capacity costs. Partially offsetting the increase was a regulatory credit of

 $4.5 million recorded during the second quarter of 2006 as a result of Entergy Gulf States reinstating the application of regulatory accounting principles to its wholesale business. Refer to "Application of SFAS 71" in Note 7 to the domestic utility companies and System Energy financial statements for further discussion.

Other Income Statement Variances

Second Quarter 2006 Compared to Second Quarter 2005

Taxes other than income taxes increased primarily due to higher Louisiana local franchise taxes primarily due to higher revenues as discussed above.

Interest and other charges increased primarily due to the increase in long-term debt outstanding as a result of the funding of the storm restoration costs resulting from Hurricanes Katrina and Rita.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Other operation and maintenance expenses increased primarily due to:

  an increase of $5.7 million in loss reserves for storm damages consistent with the formula rate plan rate change in October 2005;
  an increase of $3.3 million in nuclear labor and contract costs due to a non-refueling plant outage in February 2006;
  an increase of $2.2 million as a result of system planning spending related to current year fossil projects; and
  an increase of $2.1 million in customer service support costs, including an increase in customer write-offs.

Taxes other than income taxes increased primarily due to higher Louisiana local franchise taxes primarily due to higher revenues as discussed above.

Other income increased primarily due to:

  an increase of $4.5 million in interest income recorded on the deferred fuel balance; and
  an increase of $1.7 million related to additional proceeds received from the radwaste settlement discussed in "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends - Central States Compact Claim" in the Form 10-K.

Interest and other charges increased primarily due to the increase in long-term debt outstanding as a result of the funding of the storm restoration costs resulting from Hurricanes Katrina and Rita.

Income Taxes

The effective income tax rates for the second quarters of 2006 and 2005 were 39.1% and 38%, respectively. The difference in the effective income tax rates for the second quarter of 2006 and 2005 versus the federal statutory rate of 35% is primarily due to state income taxes and book and tax differences related to utility plant items, partially offset by the amortization of investment tax credits.

The effective income tax rates for the six months ended June 30, 2006 and 2005 were 34.2% and 32.7%, respectively. The difference in the effective income tax rate for the six months ended June 30, 2006 versus the federal statutory rate of 35% is primarily due to amortization of investment tax credits and book and tax differences related to the allowance for equity funds used during construction, partially offset by state income taxes. The difference in the effective income tax rate for the six months ended June 30, 2005 versus the federal statutory rate of 35% is primarily due to amortization of investment tax credits, book and tax differences related to the allowance for equity funds used during construction, and a downward revision in the estimate of federal income tax expense related to tax depreciation, partially offset by state income taxes and book and tax differences related to utility plant items.

Liquidity and Capital Resources

Cash Flow

Cash flows for the six months ended June 30, 2006 and 2005 were as follows:
	2006	2005
	(In Thousands)

Cash and cash equivalents at beginning of period	$25,373	$6,974

Cash flow provided by (used in):
Operating activities	290,950	186,084
Investing activities	(220,594)	(175,285)
Financing activities	(87,268)	(15,446)
Net decrease in cash and cash equivalents	(16,912)	(4,647)

Cash and cash equivalents at end of period	$8,461	$2,327

Operating Activities

Cash flow from operations increased $104.9 million for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 primarily due to the timing of collections of receivables from customers, income tax refunds of $60.1 million for the six months ended June 30, 2006 compared to income tax payments of $14.5 million for the same period in 2005, and an increase in the recovery of deferred fuel costs, partially offset by the timing of payments to vendors.

In the first quarter 2006, Entergy Corporation received an income tax refund as a result of net operating loss carryback provisions contained in the Gulf Opportunity Zone Act of 2005, as discussed in Note 3 to the domestic utilities companies and System Energy financial statements in the Form 10-K. In accordance with Entergy's intercompany tax allocation agreement, in April 2006 Entergy Corporation distributed $23 million of the refund to Entergy Gulf States.

Investing Activities

Net cash used in investing activities increased $45.3 million for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 primarily due to an increase in construction expenditures of $116.2 million due to storm-related projects, partially offset by money pool activity and a decrease in under-recovered fuel and purchased power expenses of $14.3 million in Texas that have been deferred and are expected to be collected over a period greater than twelve months.

Financing Activities

Net cash used in financing activities increased $71.8 million for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 primarily due to an increase of $57.4 million in common stock dividends paid and the net issuance of $14.5 million of long-term debt in 2005.

Capital Structure

Entergy Gulf States' capitalization is balanced between equity and debt, as shown in the following table.

	June 30, 2006	December 31, 2005

Net debt to net capital	51.7%	51.4%
Effect of subtracting cash from debt	-	0.3%
Debt to capital	51.7%	51.7%

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

Entergy Gulf States' receivables from or (payables to) the money pool were as follows:

June 30, 2006	December 31, 2005	June 30, 2005	December 31, 2004
(In Thousands)

$2,982	$64,011	($149,447)	($59,720)

See Note 4 to the domestic utility companies and System Energy financial statements in the Form 10-K for a description of the money pool.

In February 2006, Entergy Gulf States established a $25 million line of credit. The line of credit allows Entergy Gulf States to borrow money and to issue letters of credit. $1.4 million in letters of credit were issued under the facility at June 30, 2006, and no borrowings were outstanding. The line of credit terminates in February 2011. In August 2006, Entergy Gulf States increased the capacity of the credit facility to $50 million.

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

Jurisdictional Separation Plan

See the Form 10-K for a discussion of business and jurisdictional separation plans concerning Entergy Gulf States. In January 2006, the LPSC directed that Entergy Gulf States file a complete jurisdictional separation plan as soon as possible. Therefore, on April 26, 2006, Entergy Gulf States filed its plan for jurisdictional separation with the LPSC and requested that it grant approval no later than September 30, 2006.  The plan provides for Entergy Gulf States to be separated into two vertically integrated utilities, one subject solely to the retail jurisdiction of the LPSC and the other subject solely to the retail jurisdictional of the PUCT. The plan also provides that the Texas utility should own all the distribution and transmission assets located in Texas, the gas-fired generating plants located in Texas, and undivided ownership shares of Entergy Gulf States' 70% interest in Nelson 6 and 42% interest in Big Cajun 2, Unit 3, which are coal-fired generating plants located in Louisiana. The Louisiana utility would own all of the remaining assets currently owned by Entergy Gulf States.  The Texas utility would purchase from the Louisiana utility pursuant to a life-of-the unit purchase power agreement (PPA) a share of capacity and energy of River Bend. Each separated utility also would purchase pursuant to a PPA a share of capacity and energy of the gas-fired generating plants owned by the other utility. The PPAs associated with the gas-fired generating plants would terminate when retail open access commences in the Texas utility's service territory. Until that time, each utility will participate in the System Agreement and the Entergy System generation will continue to be dispatched in the same manner as before the jurisdictional separation. Under the provisions of the System Agreement, the Texas utility will terminate its participation in the System Agreement, except for the aspects related to transmission equalization, when Texas implements retail open access for Entergy Gulf States. The plan also provides that the operation of the generating plants will not change as a result of the jurisdictional separation. A hearing is scheduled for September 25 to October 4, 2006 on the jurisdictional separation filing. Approvals of the FERC and the NRC may also be required for certain matters before any implementation of the jurisdictional separation of Entergy Gulf States. Although formal approval of the PUCT is not required for implementation of the jurisdictional separation, Entergy Gulf States will seek input from the PUCT and continue to keep it informed of the status of the proceedings.

State and Local Rate Regulation

As discussed in the Form 10-K, in August 2005, Entergy Gulf States filed with the PUCT an application for recovery of its transition to competition costs. Entergy Gulf States requested recovery of $189 million in transition to competition costs through implementation of a 15-year rider to be effective no later than March 1, 2006. The $189 million represents transition to competition costs Entergy Gulf States incurred from June 1, 1999 through June 17, 2005 in preparing for competition in its service area, including attendant AFUDC, and all carrying costs projected to be incurred on the transition to competition costs through February 28, 2006. The $189 million is before any gross-up for taxes or carrying costs over the 15-year recovery period. Entergy Gulf States reached a unanimous settlement agreement on all issues with the active parties in the transition to competition cost recovery case. The agreement allows Entergy Gulf States to recover $14.5 million per year in transition to competition costs over a 15-year period. Entergy Gulf States implemented interim rates based on this revenue level on March 1, 2006. The PUCT approved the settlement agreement in June 2006.

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

In May 2006, Entergy Gulf States made its formula rate plan filing with the LPSC for the 2005 test year. The filing shows that Entergy Gulf States' return on equity was within the allowed bandwidth. The filing also indicates that under the formula rate plan rider for approved capacity additions, a $7.1 million rate increase is required to recover LPSC-approved incremental deferred and ongoing capacity requirements. The filing is subject to a period of LPSC Staff review, and rate changes associated with the formula rate plan are scheduled to take effect with the first billing cycle of September 2006.

In January 2006, Entergy Gulf States filed with the LPSC its gas rate stabilization plan. The filing showed a revenue deficiency of $4.1 million based on an ROE mid-point of 10.5%. On May 1, 2006, Entergy Gulf States implemented a $3.5 million rate increase pursuant to an uncontested agreement with the LPSC Staff.

Federal Regulation

System Agreement Proceedings

See Entergy Corporation and Subsidiaries' "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends - Federal Regulation - System Agreement Litigation, APSC Complaint filed with the FERC, and APSC System Agreement Investigation" for updates regarding proceedings involving the System Agreement.

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

Unbilled Revenue

As discussed in Note 7 to the domestic utility companies and System Energy financial statements, effective January 1, 2006, the Louisiana portion of Entergy Gulf States reclassified the fuel component of unbilled accounts receivable to deferred fuel and will no longer include the fuel component in its unbilled revenue calculation, which is in accordance with regulatory treatment.

Recently Issued Accounting Pronouncements

FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48) was issued in July 2006 and is effective for Entergy Gulf States in the first quarter of 2007. The FASB's objective in issuing this interpretation is to increase comparability among companies in financial reporting of income taxes. FIN 48 establishes a "more-likely-than-not" recognition threshold that must be met before a tax benefit can be recognized in the financial statements. If a tax deduction is taken on a tax return, but does not meet the more-likely-than-not recognition threshold, an increase in income tax liability, above what is payable on the tax return, is required to be recorded. Entergy Gulf States does not expect that the adoption of FIN 48 will materially affect its financial position, results of operations, or cash flows.

ENTERGY GULF STATES, INC.
INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2006 and 2005
(Unaudited)

	Three Months Ended		Six Months Ended
	2006	2005	2006	2005
	(In Thousands)		(In Thousands)

OPERATING REVENUES
Domestic electric	$867,504	$746,987	$1,723,294	$1,399,383
Natural gas	13,611	12,532	51,027	39,387
TOTAL	881,115	759,519	1,774,321	1,438,770

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	215,255	147,889	500,130	367,845
Purchased power	337,834	314,372	650,926	532,108
Nuclear refueling outage expenses	4,427	4,525	9,101	8,596
Other operation and maintenance	123,996	124,428	245,553	233,121
Decommissioning	2,676	2,346	5,297	4,644
Taxes other than income taxes	31,663	28,937	67,688	59,475
Depreciation and amortization	52,484	50,605	101,179	99,341
Other regulatory charges (credits) - net	1,369	(5,581)	1,638	(5,702)
TOTAL	769,704	667,521	1,581,512	1,299,428

OPERATING INCOME	111,411	91,998	192,809	139,342

OTHER INCOME
Allowance for equity funds used during construction	1,755	4,207	7,801	9,006
Interest and dividend income	6,366	3,415	14,469	6,850
Miscellaneous - net	510	(24)	(402)	624
TOTAL	8,631	7,598	21,868	16,480

INTEREST AND OTHER CHARGES
Interest on long-term debt	34,339	28,214	67,992	56,438
Other interest - net	1,901	2,397	3,997	4,382
Allowance for borrowed funds used during construction	(1,093)	(2,499)	(4,401)	(5,505)
TOTAL	35,147	28,112	67,588	55,315

INCOME BEFORE INCOME TAXES	84,895	71,484	147,089	100,507

Income taxes	33,191	27,197	50,336	32,871

NET INCOME	51,704	44,287	96,753	67,636

Preferred dividend requirements and other	1,009	1,063	2,031	2,126

EARNINGS APPLICABLE TO
COMMON STOCK	$50,695	$43,224	$94,722	$65,510

See Notes to Respective Financial Statements.

ENTERGY GULF STATES, INC.
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2006 and 2005
(Unaudited)

	2006	2005
	(In Thousands)

OPERATING ACTIVITIES
Net income	$96,753	$67,636
Adjustments to reconcile net income to net cash flow provided by operating activities:
Reserve for regulatory adjustments	5,947	(62,423)
Other regulatory charges (credits) - net	1,638	(5,702)
Depreciation, amortization, and decommissioning	106,476	103,985
Deferred income taxes and investment tax credits	(5,903)	25,014
Changes in working capital:
Receivables	121,874	(28,123)
Fuel inventory	(11,349)	(259)
Accounts payable	(75,267)	(509)
Taxes accrued	115,690	3,395
Interest accrued	(772)	266
Deferred fuel costs	55,433	(3,267)
Other working capital accounts	16,379	5,914
Provision for estimated losses and reserves	(2,856)	345
Changes in other regulatory assets	(124,690)	(7,960)
Other	(8,182)	(1,955)
Net cash flow provided by operating activities	291,171	96,357

INVESTING ACTIVITIES
Construction expenditures	(269,310)	(153,136)
Allowance for equity funds used during construction	7,801	9,006
Nuclear fuel purchases	(38,233)	(371)
Proceeds from sale/leaseback of nuclear fuel	37,523	438
Proceeds from nuclear decommissioning trust fund sales	35,710	15,131
Investment in nuclear decommissioning trust funds	(42,406)	(21,076)
Change in money pool receivable - net	61,028	-
Changes in other investments - net	915	2,629
Other regulatory investments	(13,622)	(27,906)
Net cash flow used in investing activities	(220,594)	(175,285)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	-	282,772
Retirement of long-term debt	-	(268,229)
Redemption of preferred stock	(2,250)	(2,250)
Change in money pool payable - net	-	89,727
Dividends paid:
Common stock	(83,000)	(25,600)
Preferred stock	(2,018)	(2,139)
Net cash flow provided by (used in) financing activities	(87,268)	74,281

Net decrease in cash and cash equivalents	(16,691)	(4,647)

Cash and cash equivalents at beginning of period	25,373	6,974

Cash and cash equivalents at end of period	$8,682	$2,327

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period for:
Interest - net of amount capitalized	$68,007	$56,788
Income taxes	($60,096)	$14,450

See Notes to Respective Financial Statements.

ENTERGY GULF STATES, INC.
BALANCE SHEETS
ASSETS
June 30, 2006 and December 31, 2005
(Unaudited)

	2006	2005
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$3,452	$7,341
Temporary cash investments - at cost,
which approximates market	5,230	18,032
Total cash and cash equivalents	8,682	25,373
Accounts receivable:
Customer	162,091	203,205
Allowance for doubtful accounts	(2,886)	(4,794)
Associated companies	45,260	90,223
Other	47,608	50,445
Accrued unbilled revenues	90,631	186,527
Total accounts receivable	342,704	525,606
Deferred fuel costs	182,458	254,950
Fuel inventory - at average cost	71,545	60,196
Materials and supplies - at average cost	115,764	112,544
Prepayments and other	7,538	36,996
TOTAL	728,691	1,015,665

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	316,068	310,779
Non-utility property - at cost (less accumulated depreciation)	99,021	91,589
Other	22,563	22,498
TOTAL	437,652	424,866

UTILITY PLANT
Electric	8,844,296	8,569,073
Natural gas	87,610	86,375
Construction work in progress	157,542	526,017
Nuclear fuel under capital lease	77,454	55,155
Nuclear fuel	10,857	11,338
TOTAL UTILITY PLANT	9,177,759	9,247,958
Less - accumulated depreciation and amortization	4,103,135	4,075,724
UTILITY PLANT - NET	5,074,624	5,172,234

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
SFAS 109 regulatory asset - net	473,980	459,136
Other regulatory assets	789,420	604,419
Deferred fuel costs	100,124	69,443
Long-term receivables	13,156	16,151
Other	35,810	41,195
TOTAL	1,412,490	1,190,344

TOTAL ASSETS	$7,653,457	$7,803,109

See Notes to Respective Financial Statements.

66

ENTERGY GULF STATES, INC.
BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY
June 30, 2006 and December 31, 2005
(Unaudited)

	2006	2005
	(In Thousands)

CURRENT LIABILITIES
Accounts payable:
Associated companies	$101,332	$100,313
Other	181,490	479,232
Customer deposits	64,741	57,756
Taxes accrued	40,836	-
Accumulated deferred income taxes	59,905	71,196
Nuclear refueling outage costs	1,022	15,548
Interest accrued	33,566	34,338
Obligations under capital leases	24,935	33,516
Other	33,219	14,945
TOTAL	541,046	806,844

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,700,037	1,619,890
Accumulated deferred investment tax credits	130,055	132,909
Obligations under capital leases	52,518	20,724
Other regulatory liabilities	41,379	37,482
Decommissioning and retirement cost liabilities	183,101	175,480
Transition to competition	79,098	79,098
Regulatory reserves	15,794	16,153
Accumulated provisions	69,384	67,747
Long-term debt	2,358,211	2,358,130
Preferred stock with sinking fund	11,700	13,950
Other	189,199	203,665
TOTAL	4,830,476	4,725,228

Commitments and Contingencies

SHAREHOLDERS' EQUITY
Preferred stock without sinking fund	47,327	47,327
Common stock, no par value, authorized 200,000,000
shares; issued and outstanding 100 shares in 2006 and 2005	114,055	114,055
Paid-in capital	1,457,486	1,457,486
Retained earnings	665,300	653,578
Accumulated other comprehensive loss	(2,233)	(1,409)
TOTAL	2,281,935	2,271,037

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$7,653,457	$7,803,109

See Notes to Respective Financial Statements.

ENTERGY GULF STATES, INC.
STATEMENTS OF RETAINED EARNINGS AND COMPREHENSIVE INCOME
For the Three and Six Months Ended June 30, 2006 and 2005
(Unaudited)

	Three Months Ended
	2006		2005
	(In Thousands)
RETAINED EARNINGS
Retained Earnings - Beginning of period	$697,605		$531,068

Add: Net Income	51,704	$51,704	44,287	$44,287

Deduct:
Dividends declared on common stock	83,000		21,200
Preferred dividend requirements and other	1,009	1,009	1,063	1,063
	84,009		22,263

Retained Earnings - End of period	$665,300		$553,092

ACCUMULATED OTHER COMPREHENSIVE
INCOME (LOSS) (Net of Taxes):
Balance at beginning of period:
Other accumulated comprehensive income items	($1,354)		$722

Net unrealized investment gains	(879)	(879)	64	64

Balance at end of period:
Other accumulated comprehensive income items	($2,233)		$786
Comprehensive Income		$49,816		$43,288

	Six Months Ended
	2006		2005
	(In Thousands)
RETAINED EARNINGS
Retained Earnings - Beginning of period	$653,578		$513,182

Add: Net Income	96,753	$96,753	67,636	$67,636

Deduct:
Dividends declared on common stock	83,000		25,600
Preferred dividend requirements and other	2,031	2,031	2,126	2,126
	85,031		27,726

Retained Earnings - End of period	$665,300		$553,092

ACCUMULATED OTHER COMPREHENSIVE
INCOME (LOSS) (Net of Taxes):
Balance at beginning of period:
Other accumulated comprehensive income items	($1,409)		$714

Net unrealized investment gains	(824)	(824)	72	72

Balance at end of period:
Other accumulated comprehensive income items	($2,233)		$786
Comprehensive Income		$93,898		$65,582

See Notes to Respective Financial Statements.

ENTERGY GULF STATES, INC.
SELECTED OPERATING RESULTS
For the Three and Six Months Ended June 30, 2006 and 2005
(Unaudited)

	Three Months Ended		Increase/
Description	2006	2005	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$258	$174	$84	48
Commercial	212	146	66	45
Industrial	284	223	61	27
Governmental	11	9	2	22
Total retail	765	552	213	39
Sales for resale
Associated companies	21	21	-	-
Non-associated companies	48	43	5	12
Other	34	131	(97)	(74)
Total	$868	$747	$121	16

Billed Electric Energy
Sales (GWh):
Residential	2,352	2,124	228	11
Commercial	2,158	2,013	145	7
Industrial	3,831	3,879	(48)	(1)
Governmental	110	109	1	1
Total retail	8,451	8,125	326	4
Sales for resale
Associated companies	567	729	(162)	(22)
Non-associated companies	678	726	(48)	(7)
Total	9,696	9,580	116	1

	Six Months Ended		Increase/
Description	2006	2005	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$498	$370	$128	35
Commercial	422	305	117	38
Industrial	601	467	134	29
Governmental	24	19	5	26
Total retail	1,545	1,161	384	33
Sales for resale
Associated companies	48	47	1	2
Non-associated companies	99	75	24	32
Other	31	116	(85)	(73)
Total	$1,723	$1,399	$324	23

Billed Electric Energy
Sales (GWh):
Residential	4,448	4,279	169	4
Commercial	4,128	3,927	201	5
Industrial	7,510	7,860	(350)	(4)
Governmental	222	214	8	4
Total retail	16,308	16,280	28	-
Sales for resale
Associated companies	1,153	1,294	(141)	(11)
Non-associated companies	1,295	1,265	30	2
Total	18,756	18,839	(83)	-

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

Entergy Louisiana currently estimates that total restoration costs for the repair and/or replacement of its electric facilities damaged by Hurricanes Katrina and Rita and business continuity costs will be $541 million.

As discussed in the Form 10-K, a federal hurricane aid package became law that includes funding for Community Development Block Grants (CDBG) that allows state and local leaders to fund individual recovery priorities. The law permits funding for infrastructure restoration. It is uncertain how much funding, if any, will be designated for utility reconstruction and the timing of such decisions is also uncertain. The U.S. Department of Housing and Urban Development has allocated approximately $10.4 billion for Louisiana, $5.1 billion for Mississippi, and $74 million for Texas, with an additional $1 billion approved by Congress but not yet allocated to the states. The states, in turn, will administer the grants. Entergy Louisiana is currently preparing an application to seek CDBG funding. In March 2006, Entergy Louisiana provided a justification statement to state and local officials. The statement, which will be reviewed by the Louisiana Recovery Authority, includes the estimated costs of Hurricanes Katrina and Rita damage. The statement includes justification for a request for $472 million in CDBG funding.

Storm Costs Recovery Filing with Retail Regulator

On July 31, 2006, Entergy Louisiana and Entergy Gulf States filed a supplemental and amending storm cost recovery application with the LPSC, in which Entergy Louisiana and Entergy Gulf States requested that the LPSC (1) review Entergy Louisiana's and Entergy Gulf States' testimony and exhibits relating to the costs associated with Hurricanes Katrina and Rita, and declare that those verified, actual storm-related costs through May 31, 2006 are $466.8 million for Entergy Louisiana and $200.3 million for Entergy Gulf States in the Louisiana jurisdiction and that those costs were prudently incurred; (2) declare that the annual revenue requirements associated with the recovery of those costs, based on a ten-year levelized rate are $54.4 million for Entergy Louisiana and $26.2 million for Entergy Gulf States; (3) authorize Entergy Louisiana and Entergy Gulf States to recover the costs through Storm Cost Recovery Riders (SCRRs) proposed by Entergy Louisiana and Entergy Gulf States; (4) declare that the storm costs incurred subsequent to May 31, 2006 are to be filed by Entergy Louisiana and Entergy Gulf States with the LPSC on an annual basis in connection with their annual formula rate plan (FRP) filings, and that the SCRRs be adjusted annually to reflect such costs and any insurance proceeds or CDBG funds actually received, with the adjusted amounts to be collected through the SCRRs to take effect contemporaneous with the effective date of rate changes under the FRP; (5) declare that the storm-related costs incurred by Entergy Louisiana and Entergy Gulf States meet the conditions set forth in the FRP for exclusion from the sharing provisions in those FRPs and authorize the permanent recovery of storm costs outside of the FRPs adopted by the LPSC for Entergy Louisiana and Entergy Gulf States; and (6) authorize the funding of a storm reserve through securitization sufficient to fund a storm cost reserve of $132 million for Entergy Louisiana and $81 million for Entergy Gulf States. Hearings on the application are scheduled for the first quarter 2007.

Results of Operations

Net Income

Second Quarter 2006 Compared to Second Quarter 2005

Net income decreased $36.2 million primarily due to lower net revenue partially offset by higher other income.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Net income decreased $20.6 million primarily due to lower net revenue partially offset by higher other income, lower other operation and maintenance expenses, and lower depreciation and amortization expenses.

Net Revenue

Second Quarter 2006 Compared to Second Quarter 2005

Net revenue, which is Entergy Louisiana's measure of gross margin, consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory credits. Following is an analysis of the change in net revenue comparing the second quarter of 2006 to the second quarter of 2005.

Amount
(In Millions)

2005 net revenue	$310.8
Price applied to unbilled electric sales	(72.7)
Net wholesale revenue	6.1
Other	0.8
2006 net revenue	$245.0

The price applied to unbilled sales variance is due to the exclusion in 2006 of the fuel cost component in the calculation of the price applied to unbilled sales. Effective January 1, 2006, the fuel cost component is no longer included in the unbilled revenue calculation, which is in accordance with regulatory treatment. Entergy Louisiana expects that the effect of this factor will be significantly less for its annual results for 2006. See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" herein for a discussion of the accounting for unbilled revenues.

The net wholesale revenue variance is primarily due to the sale of 75% of the generation from the Perryville plant to Entergy Gulf States pursuant to a long-term purchased power agreement.

Gross operating revenues, fuel and purchased power expenses, and other regulatory credits

Gross operating revenues decreased primarily due to:

  a decrease of $72.7 million in the price applied to unbilled sales, as discussed above; and
  a decrease of $47.2 million in fuel cost recovery revenues due to decreased usage and lower fuel rates.

The decrease was partially offset by an increase of $20.9 million in gross wholesale revenue due to increased sales to affiliated systems and the sale of a portion of the generation from Perryville.

Fuel and purchased power expenses decreased primarily due to a shift from higher priced gas and oil generation and purchased power to lower priced nuclear generation primarily as a result of a refueling outage in 2005. The decrease was partially offset by an increase in the recovery from customers of deferred fuel costs.

Other regulatory credits decreased primarily due to the LPSC order for the interim recovery of storm costs effective March 2006. Refer to "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends - State and Local Regulation" in the Form 10-K for a discussion of Entergy Louisiana's filing with the LPSC regarding storm cost recovery.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Net revenue, which is Entergy Louisiana's measure of gross margin, consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory credits. Following is an analysis of the change in net revenue comparing the six months ended June 30, 2006 to the six months ended June 30, 2005.
Amount
(In Millions)

2005 net revenue	$495.5
Price applied to unbilled electric sales	(69.3)
Volume/weather	(21.8)
Net wholesale revenue	12.4
Rate refund provisions	6.9
Storm cost recovery	4.9
Other	3.9
2006 net revenue	$432.5

The price applied to unbilled sales variance is due to the exclusion in 2006 of the fuel cost component in the calculation of the price applied to unbilled sales. Effective January 1, 2006, the fuel cost component is no longer included in the unbilled revenue calculation, which is in accordance with regulatory treatment. Entergy Louisiana expects that the effect of this factor will be significantly less for its annual results for 2006. See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" herein for a discussion of the accounting for unbilled revenues.

The volume/weather variance is due to a decrease in usage in all sectors primarily due to load losses caused by Hurricane Katrina and decreased usage during the unbilled sales period.

The net wholesale revenue variance is primarily due to the sale of 75% of the generation from the Perryville plant to Entergy Gulf States pursuant to a long-term purchased power agreement.

The rate refund provisions variance is primarily due to additional provisions recorded in 2005 related to LPSC-approved settlements in March and May 2005.

The storm cost recovery variance is due to the return earned on the interim recovery of storm-related costs as allowed by the LPSC effective March 2006.

Gross operating revenues and fuel and purchased power expenses

Gross operating revenues decreased primarily due to:

  a decrease of $69.3 million in the price applied to unbilled sales, as discussed above;
  a decrease of $31.1 million in fuel cost recovery revenues due to decreased usage and lower prices; and
  a decrease of $21.8 million in volume/weather, as discussed above.

The decrease was substantially offset by:

  an increase of $85.7 million in gross wholesale revenue due to increased sales to affiliated systems and the sale of a portion of the generation from Perryville; and
  an increase of $6.9 million in rate refund provisions, as discussed above.

Fuel and purchased power expenses increased primarily due to an increase in the recovery from customers of deferred fuel costs, partially offset by a shift from higher priced gas and oil generation and purchased power to lower priced nuclear generation primarily as a result of a refueling outage in 2005.

Other Income Statement Variances

Second Quarter 2006 Compared to Second Quarter 2005

Other income increased primarily due to the write-off of $7.1 million in June 2005 of a portion of the customer care system investment and the related allowance for equity funds used during construction pursuant to an LPSC-approved settlement.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Other operation and maintenance expenses decreased primarily due to:

  a decrease of $3.3 million due to a planned decrease in vegetation maintenance;
  a decrease of $2.5 million due to loss provisions recorded in 2005 for the bankruptcy of CashPoint, which managed a network of payment agents for the domestic utility companies;
  a decrease of $2.3 million due to the amortization of proceeds received in 2005 from the radwaste settlement which is discussed in "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends - Central States Compact Claim" in the Form 10-K;and
  a decrease of $1.5 million in transmission overhead work.

The decrease was offset by:

  an increase of $3.3 million as a result of a fossil plant maintenance outage; and
  an increase of $3.3 million in customer service support costs including an increase in customer write-offs.

Depreciation and amortization expenses decreased primarily due to a change in the depreciation rate for Waterford 3 as approved by the LPSC effective April 2005 and a revision in 2005 of estimated depreciable lives involving certain intangible assets.

Other income increased primarily due to:

  the write-off of $7.1 million in June 2005 of a portion of the customer care system investment and the related allowance for equity funds used during construction pursuant to an LPSC-approved settlement; and
  an increase in the allowance for equity funds used during construction due to an increase in construction work in progress as a result of Hurricanes Katrina and Rita.

Income Taxes

The effective income tax rates for the second quarters of 2006 and 2005 were 38.4% and 40.0%, respectively. The effective income tax rates for the six months ended June 30, 2006 and 2005 were 38.9% and 39.8%, respectively. The difference in the effective income tax rate for the second quarter of 2006 and the six months ended June 30, 2006 and 2005 versus the federal statutory rate of 35.0% is primarily due to book and tax differences related to utility plant and state income taxes, partially offset by book and tax differences related to the allowance for equity funds used during construction and the amortization of investment tax credits. The difference in the effective income tax rate for the second quarter of 2005 versus the federal statutory rate of 35.0% is primarily due to state income taxes, book and tax differences related to utility plant items, and a federal tax reserve estimate revision necessary to appropriately provide for prior tax periods.

Liquidity and Capital Resources

Cash Flow

Cash flows for the six months ended June 30, 2006 and 2005 were as follows:
	2006	2005
	(In Thousands)

Cash and cash equivalents at beginning of period	$105,285	$146,049

Cash flow provided by (used in):
Operating activities	231,532	69,063
Investing activities	(287,999)	(295,005)
Financing activities	(45,979)	82,412
Net decrease in cash and cash equivalents	(102,446)	(143,530)

Cash and cash equivalents at end of period	$2,839	$2,519

Operating Activities

Cash flow from operations increased $162.5 million for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 primarily due to timing of collections of receivables from customers.

Investing Activities

Cash flow used by investing activities decreased $7.0 million for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. Following are the significant investing activities occurring during the first six months of 2006 and 2005:

  the purchase of the Perryville plant in June 2005 for $162 million;
  an increase in distribution construction expenditures due to Hurricanes Katrina and Rita; and
  money pool activity.

Financing Activities

Entergy Louisiana used $46.0 million of cash for financing activities for the six months ended June 30, 2006 compared to providing $82.4 million for the six months ended June 30, 2005 primarily due to:

  money pool activity;
  payment of $40 million on a credit facility in 2006; and
  the retirement of $25 million of long-term debt in 2006.

Partially offsetting the above was the payment of $24.5 million of common stock dividends in 2005.

Capital Structure

Entergy Louisiana's capitalization is balanced between equity and debt, as shown in the following table. The decrease in debt to capital for Entergy Louisiana is primarily due to an increase in members' equity due to additional equity from its parent because of a revision in the estimate of the tax liabilities allocated to Entergy Louisiana Holdings in the merger-by-division that created Entergy Louisiana, LLC.

	June 30, 2006	December 31, 2005

Net debt to net capital	47.1%	49.2%
Effect of subtracting cash from debt	0.1%	2.1%
Debt to capital	47.2%	51.3%

Net debt consists of debt less cash and cash equivalents. Debt consists of notes payable, capital lease obligations, and long-term debt, including the currently maturing portion. Capital consists of debt and members' equity. Net capital consists of capital less cash and cash equivalents. Entergy Louisiana uses the net debt to net capital ratio in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy Louisiana's financial condition.

Uses and Sources of Capital

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy Louisiana's uses and sources of capital.

Entergy Louisiana's receivables from or (payables to) the money pool were as follows:
June 30, 2006	December 31, 2005	June 30, 2005	December 31, 2004
(In Thousands)

($90,879)	($68,677)	($110,658)	$40,549

See Note 4 to the domestic utility companies and System Energy financial statements in the Form 10-K for a description of the money pool.

In April 2006, Entergy Louisiana's $85 million credit facility expired and was not renewed. Also, Entergy Louisiana's $15 million credit facility expired in May 2006 and was not renewed.

In June 2006, Entergy Louisiana redeemed, prior to maturity, $25 million of 5.95% Series of St. Charles Parish bonds.

Significant Factors and Known Trends

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends" in the Form 10-K for a discussion of state and local rate regulation, federal regulation and proceedings, the Energy Policy Act of 2005, utility restructuring, market and credit risks, nuclear matters, environmental risks, and litigation risks.

State and Local Rate Regulation

In May 2006, Entergy Louisiana made its formula rate plan filing with the LPSC for the 2005 test year. The filing shows that Entergy Louisiana's return on equity was within the allowed bandwidth. The filing also indicates that under the formula rate plan rider for approved capacity additions, a $121 million rate increase is required to recover LPSC-approved incremental deferred and ongoing capacity requirements. Entergy Louisiana requested recovery of the capacity deferrals over a three-year period, including carrying charges. $51 million of the rate increase is associated with these deferrals. The remaining $70 million of the rate increase is associated with ongoing capacity costs. The filing is subject to a period of LPSC Staff review.

Federal Regulation

System Agreement Proceedings

See Entergy Corporation and Subsidiaries' "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends - Federal Regulation - System Agreement Litigation, APSC Complaint filed with the FERC, and APSC System Agreement Investigation" for updates regarding proceedings involving the System Agreement.

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

Unbilled Revenue

As discussed in Note 7 to the domestic utility companies and System Energy financial statements, effective January 1, 2006, Entergy Louisiana reclassified the fuel component of unbilled accounts receivable to deferred fuel and will no longer include the fuel component in its unbilled revenue calculation, which is in accordance with regulatory treatment.

Recently Issued Accounting Pronouncements

FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48) was issued in July 2006 and is effective for Entergy Louisiana in the first quarter of 2007. The FASB's objective in issuing this interpretation is to increase comparability among companies in financial reporting of income taxes. FIN 48 establishes a "more-likely-than-not" recognition threshold that must be met before a tax benefit can be recognized in the financial statements. If a tax deduction is taken on a tax return, but does not meet the more-likely-than-not recognition threshold, an increase in income tax liability, above what is payable on the tax return, is required to be recorded. Entergy Louisiana does not expect that the adoption of FIN 48 will materially affect its financial position, results of operations, or cash flows.

ENTERGY LOUISIANA, LLC
INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2006 and 2005
(Unaudited)

	Three Months Ended		Six Months Ended
	2006	2005	2006	2005
	(In Thousands)		(In Thousands)

OPERATING REVENUES
Domestic electric	$550,580	$647,748	$1,102,637	$1,128,421

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	105,470	127,564	309,474	265,341
Purchased power	212,053	226,690	388,667	397,996
Nuclear refueling outage expenses	4,263	3,397	8,497	6,821
Other operation and maintenance	98,462	99,518	182,564	188,156
Decommissioning	4,271	5,155	8,467	10,872
Taxes other than income taxes	15,173	18,300	31,179	36,657
Depreciation and amortization	47,417	43,645	89,502	95,453
Other regulatory credits - net	(11,906)	(17,323)	(28,044)	(30,407)
TOTAL	475,203	506,946	990,306	970,889

OPERATING INCOME	75,377	140,802	112,331	157,532

OTHER INCOME
Allowance for equity funds used during construction	3,590	1,840	9,177	4,377
Interest and dividend income	3,810	5,074	9,252	8,140
Miscellaneous - net	(620)	(6,481)	(1,418)	(6,848)
TOTAL	6,780	433	17,011	5,669

INTEREST AND OTHER CHARGES
Interest on long-term debt	20,625	16,852	41,003	34,691
Other interest - net	2,623	1,804	4,331	4,823
Allowance for borrowed funds used during construction	(2,662)	(990)	(6,513)	(2,489)
TOTAL	20,586	17,666	38,821	37,025

INCOME BEFORE INCOME TAXES	61,571	123,569	90,521	126,176

Income taxes	23,617	49,406	35,171	50,242

NET INCOME	37,954	74,163	55,350	75,934

Preferred dividend requirements and other	1,737	-	3,475	-

EARNINGS APPLICABLE TO
COMMON EQUITY	$36,217	$74,163	$51,875	$75,934

See Notes to Respective Financial Statements.

(Page left blank intentionally)

ENTERGY LOUISIANA, LLC
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2006 and 2005
(Unaudited)

	2006	2005
	(In Thousands)

OPERATING ACTIVITIES
Net income	$55,350	$75,934
Adjustments to reconcile net income to net cash flow provided by operating activities:
Reserve for regulatory adjustments	1,369	(11,724)
Other regulatory credits - net	(28,044)	(30,407)
Depreciation, amortization, and decommissioning	97,969	106,325
Deferred income taxes and investment tax credits	13,810	38,961
Changes in working capital:
Receivables	142,012	(11,462)
Accounts payable	(24,674)	8,483
Taxes accrued	33,040	23,337
Interest accrued	(4,294)	(715)
Deferred fuel costs	(75,432)	(80,330)
Other working capital accounts	25,539	(22,957)
Provision for estimated losses and reserves	5,164	2,179
Changes in other regulatory assets	(2,634)	17,229
Other	(7,643)	(45,790)
Net cash flow provided by operating activities	231,532	69,063

INVESTING ACTIVITIES
Construction expenditures	(273,527)	(151,902)
Allowance for equity funds used during construction	9,177	4,377
Nuclear fuel purchases	-	(54,158)
Proceeds from the sale/leaseback of nuclear fuel	-	54,158
Payment for purchase of plant	-	(162,075)
Proceeds from nuclear decommissioning trust fund sales	11,739	12,484
Investment in nuclear decommissioning trust funds	(16,415)	(18,637)
Change in money pool receivable - net	-	40,549
Other regulatory investments	(18,969)	(19,801)
Net cash flow used in investing activities	(287,995)	(295,005)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	-	54,611
Retirement of long-term debt	(25,000)	(55,000)
Change in money pool payable - net	22,202	110,658
Changes in short-term borrowings	(40,000)	-
Distributions paid:
Common equity	-	(24,500)
Preferred membership interests	(3,185)	(3,357)
Net cash flow provided by (used in) financing activities	(45,983)	82,412

Net decrease in cash and cash equivalents	(102,446)	(143,530)

Cash and cash equivalents at beginning of period	105,285	146,049

Cash and cash equivalents at end of period	$2,839	$2,519

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$47,609	$38,574
Income taxes	-	$11,114

See Notes to Respective Financial Statements.

ENTERGY LOUISIANA, LLC
BALANCE SHEETS
ASSETS
June 30, 2006 and December 31, 2005
(Unaudited)

	2006	2005
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents	$2,839	$105,285
Accounts receivable:
Customer	95,335	176,169
Allowance for doubtful accounts	(7,445)	(6,141)
Associated companies	41,245	24,453
Other	12,718	12,553
Accrued unbilled revenues	73,081	149,908
Total accounts receivable	214,934	356,942
Deferred fuel costs	29,319	21,885
Accumulated deferred income taxes	-	3,884
Materials and supplies - at average cost	95,928	92,275
Deferred nuclear refueling outage costs	6,334	15,337
Prepayments and other	9,567	173,055
TOTAL	358,921	768,663

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	191,274	187,101
Non-utility property - at cost (less accumulated depreciation)	1,761	1,852
Other	4	4
TOTAL	193,039	188,957

UTILITY PLANT
Electric	6,495,427	6,233,711
Property under capital lease	250,610	250,610
Construction work in progress	220,952	415,475
Nuclear fuel under capital lease	40,289	58,492
TOTAL UTILITY PLANT	7,007,278	6,958,288
Less - accumulated depreciation and amortization	2,808,533	2,805,944
UTILITY PLANT - NET	4,198,745	4,152,344

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
SFAS 109 regulatory asset - net	76,018	104,893
Other regulatory assets	607,328	599,451
Deferred fuel costs	67,998	-
Long-term receivables	6,557	8,222
Other	31,305	32,523
TOTAL	789,206	745,089

TOTAL ASSETS	$5,539,911	$5,855,053

See Notes to Respective Financial Statements.

80

ENTERGY LOUISIANA, LLC
BALANCE SHEETS
LIABILITIES AND MEMBERS' EQUITY
June 30, 2006 and December 31, 2005
(Unaudited)

	2006	2005
	(In Thousands)

CURRENT LIABILITIES
Notes payable	$-	$40,000
Accounts payable:
Associated companies	168,936	121,382
Other	205,865	398,507
Customer deposits	68,617	66,705
Taxes accrued	47,037	88,548
Accumulated deferred income taxes	21,524	-
Interest accrued	24,148	28,442
Obligations under capital leases	33,463	22,753
Other	33,058	8,721
TOTAL	602,648	775,058

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,860,334	2,055,083
Accumulated deferred investment tax credits	90,841	92,439
Obligations under capital leases	6,826	35,740
Other regulatory liabilities	42,383	58,129
Decommissioning	229,759	221,291
Accumulated provisions	98,329	93,165
Long-term debt	1,147,412	1,172,400
Other	138,776	146,576
TOTAL	3,614,660	3,874,823

Commitments and Contingencies

MEMBERS' EQUITY
Preferred membership interests without sinking fund	100,000	100,000
Members' equity	1,222,603	1,105,172
TOTAL	1,322,603	1,205,172

TOTAL LIABILITIES AND MEMBERS' EQUITY	$5,539,911	$5,855,053

See Notes to Respective Financial Statements.

ENTERGY LOUISIANA, LLC
STATEMENTS OF MEMBERS' EQUITY
For the Three and Six Months Ended June 30, 2006 and 2005
(Unaudited)

	Three Months Ended
	2006	2005
	(In Thousands)
MEMBERS' EQUITY
Members' Equity - Beginning of period	$1,186,436	$1,029,317

Add:
Net income	37,954	74,163

Deduct:
Distributions declared:
Common equity	-	22,700
Preferred membership interests	1,737	-
Other	50	-
	1,787	22,700

Members' Equity - End of period	$1,222,603	$1,080,780

	Six Months Ended
	2006	2005
	(In Thousands)
MEMBERS' EQUITY
Members' Equity - Beginning of period	$1,105,172	$1,029,346

Add:
Net income	55,350	75,934
Additional equity from parent	65,703	-
	121,053	75,934

Deduct:
Distributions declared:
Common equity	-	24,500
Preferred membership interests	3,475	-
Other	147	-
	3,622	24,500

Members' Equity - End of period	$1,222,603	$1,080,780

See Notes to Respective Financial Statements.

ENTERGY LOUISIANA, LLC
SELECTED OPERATING RESULTS
For the Three and Six Months Ended June 30, 2006 and 2005
(Unaudited)

	Three Months Ended		Increase/
Description	2006	2005	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$163	$172	($9)	(5)
Commercial	116	122	(6)	(5)
Industrial	177	198	(21)	(11)
Governmental	9	10	(1)	(10)
Total retail	465	502	(37)	(7)
Sales for resale
Associated companies	53	32	21	66
Non-associated companies	3	3	-	-
Other	30	111	(81)	(73)
Total	$551	$648	($97)	(15)

Billed Electric Energy
Sales (GWh):
Residential	1,947	1,894	53	3
Commercial	1,382	1,361	21	2
Industrial	3,175	3,341	(166)	(5)
Governmental	105	108	(3)	(3)
Total retail	6,609	6,704	(95)	(1)
Sales for resale
Associated companies	571	285	286	100
Non-associated companies	25	31	(6)	(19)
Total	7,205	7,020	185	3

	Six Months Ended		Increase/
Description	2006	2005	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$324	$337	($13)	(4)
Commercial	235	237	(2)	(1)
Industrial	370	387	(17)	(4)
Governmental	19	20	(1)	(5)
Total retail	948	981	(33)	(3)
Sales for resale
Associated companies	133	47	86	183
Non-associated companies	5	5	-	-
Other	17	95	(78)	(82)
Total	$1,103	$1,128	($25)	(2)

Billed Electric Energy
Sales (GWh):
Residential	3,718	3,823	(105)	(3)
Commercial	2,628	2,647	(19)	(1)
Industrial	6,069	6,457	(388)	(6)
Governmental	216	226	(10)	(4)
Total retail	12,631	13,153	(522)	(4)
Sales for resale
Associated companies	1,295	430	865	201
Non-associated companies	39	45	(6)	(13)
Total	13,965	13,628	337	2

ENTERGY MISSISSIPPI, INC.

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Hurricane Katrina

See the Form 10-K for a discussion of the effects of Hurricane Katrina, which hit Entergy Mississippi's service territory in August 2005 causing power outages and significant infrastructure damage to Entergy Mississippi's distribution and transmission systems. Entergy Mississippi currently estimates that its total restoration costs for the repair and/or replacement of its electric facilities damaged by Hurricane Katrina, and business continuity costs, and a small amount of damage caused by Hurricane Rita, will be $107 million.

As discussed in the Form 10-K, a federal hurricane aid package became law that includes funding for Community Development Block Grants (CDBG) that allows state and local leaders to fund individual recovery priorities. The law permits funding for infrastructure restoration. It is uncertain how much funding, if any, will be designated for utility reconstruction and the timing of such decisions is also uncertain. The U.S. Department of Housing and Urban Development has allocated approximately $10.4 billion for Louisiana, $5.1 billion for Mississippi, and $74 million for Texas, with an additional $1 billion approved by Congress but not yet allocated to the states. The states, in turn, will administer the grants. As discussed below, in June 2006 Entergy Mississippi filed a request with the Mississippi Development Authority for $89 million of CDBG funding for reimbursement of its Hurricane Katrina infrastructure restoration costs.

As discussed in the Form 10-K, in December 2005, Entergy Mississippi filed with the MPSC a Notice of Intent to change rates by implementing a Storm Damage Rider to recover storm damage restoration costs associated with Hurricanes Katrina and Rita totaling approximately $84 million as of November 30, 2005.  In February 2006, Entergy Mississippi filed an Application for an Accounting Order seeking certification by the MPSC of Entergy Mississippi's estimated $36 million of storm restoration costs not included in the December 2005 filing. In March 2006, the Governor signed a law that established a mechanism by which the MPSC may authorize and certify an electric utility financing order and the state may issue general obligation bonds to pay the costs of repairing damage caused by Hurricane Katrina to the systems of investor-owned electric utilities.  Because of the passage of this law and the possibility of Entergy Mississippi obtaining CDBG funds for Hurricane Katrina storm restoration costs, in March 2006, the MPSC issued an order approving a Joint Stipulation between Entergy Mississippi and the Mississippi Public Utilities Staff that provided for the review of Entergy Mississippi's total storm restoration costs in the Application for an Accounting Order proceeding.  The Stipulation stated that the procedural schedule of the December 2005 Notice of Intent filing should be suspended until the MPSC issues a final order in the Application for an Accounting Order proceeding.

In June 2006, the MPSC issued an order certifying Entergy Mississippi's Hurricane Katrina restoration costs incurred through March 31, 2006 of $89 million, net of estimated insurance proceeds. Two days later Entergy Mississippi filed a request with the Mississippi Development Authority for $89 million of CDBG funding for reimbursement of its infrastructure restoration costs. Entergy Mississippi also filed a Petition for Financing Order with the MPSC for authorization of state general obligation bond financing of $169 million for Hurricane Katrina restoration costs and future storm costs. The $169 million amount includes Hurricane Katrina restoration costs plus $80 million to build Entergy Mississippi's storm damage reserve for the future. The amount financed through the bonds will be reduced dollar for dollar by any CDBG funds that Entergy Mississippi receives. Pursuant to the legislation, the MPSC must issue a financing order by the end of October 2006.

Results of Operations

Net Income

Second Quarter 2006 Compared to Second Quarter 2005

Net income increased $2.0 million primarily due to higher net revenue, partially offset by higher other operation and maintenance expenses, higher depreciation and amortization expense, and higher interest expense.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Net income decreased $1.9 million primarily due to higher other operation and maintenance expense, higher taxes other than income taxes, and higher interest expense, partially offset by higher net revenue.

Net Revenue

Second Quarter 2006 Compared to Second Quarter 2005

Net revenue, which is Entergy Mississippi's measure of gross margin, consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory credits. Following is an analysis of the change in net revenue comparing the second quarter of 2006 to the second quarter of 2005.

Amount
(In Millions)

2005 net revenue	$116.4
Deferral of Attala costs	6.6
Volume/weather	4.3
Reserve equalization	(2.1)
Other	(0.4)
2006 net revenue	$124.8

The deferral of Attala costs variance is primarily due to the under-recovery of Attala power plant costs that will be recovered through the power management rider. The net income effect of this cost deferral is partially offset by Attala costs in other operation and maintenance expenses, depreciation expense, and taxes other than income taxes.

The volume/weather variance is primarily due to an increase in electricity usage, including the effect of more favorable weather during the second quarter of 2006 compared to the second quarter of 2005. Billed electricity usage increased a total of 173 GWh in the service territory.

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

Gross operating revenues, fuel and purchased power expenses, and other regulatory credits

Gross operating revenues increased primarily due to an increase of $104 million in fuel cost recovery revenues due to higher fuel rates.

Fuel and purchased power expenses increased primarily due to increased recovery of fuel and purchased power costs due to an increase in fuel rates. The increase was also due to an increase in demand.

Other regulatory credits increased primarily due to the refunding through the power management recovery rider in 2006 of over-recoveries in 2005 as a result of gains recorded on gas hedging contracts, in addition to the under-recovery of Attala costs, discussed above. There is no material effect on net income due to quarterly adjustments to the power management recovery rider.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Net revenue, which is Entergy Mississippi's measure of gross margin, consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory credits. Following is an analysis of the change in net revenue comparing the six months ended June 30, 2006 to the six months ended June 30, 2005.

Amount
(In Millions)

2005 net revenue	$207.9
Deferral of Attala costs	14.5
Reserve equalization	(4.2)
Other	(3.1)
2006 net revenue	$215.1

The deferral of Attala costs variance is primarily due to the under-recovery of Attala power plant costs that will be recovered through the power management rider. The net income effect of this cost deferral is partially offset by Attala costs in other operation and maintenance expenses, depreciation expense, and taxes other than income taxes.

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

Gross operating revenues, fuel and purchased power expenses, and other regulatory credits

Gross operating revenues increased primarily due to an increase of $239 million in fuel cost recovery revenues due to higher fuel rates.

Fuel and purchased power expenses increased primarily due to increased recovery of fuel and purchased power costs due to an increase in fuel rates. The increase was also due to an increase in demand.

Other regulatory credits increased primarily due to the refunding through the power management recovery rider in 2006 of over-recoveries in 2005 as a result of gains recorded on gas hedging contracts, in addition to the under-recovery of Attala costs, discussed above. There is no material effect on net income due to quarterly adjustments to the power management recovery rider.

Other Income Statement Variances

Second Quarter 2006 Compared to Second Quarter 2005

Other operation and maintenance expense increased primarily due to:

  an increase of $3 million due to the reclassification of storm charges from a regulatory asset in accordance with a Joint Stipulation with the MPSC; and
  an increase of $2 million in customer service costs.

The increase was partially offset by a decrease of $1.6 million in vegetation maintenance costs in 2006.

Depreciation and amortization expense increased primarily due to an increase in plant in service.

Interest expense increased primarily due to additional long-term debt issued to finance the Attala power plant purchase.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Other operation and maintenance expense increased primarily due to:

  an increase of $3 million due to the reclassification of storm charges from a regulatory asset in accordance with a Joint Stipulation with the MPSC;
  an increase of $2.0 million in customer service costs; and
  an increase of $1.1 million in pension costs.

The increase was partially offset by a decrease of $2.8 million in vegetation maintenance costs in 2006.

Taxes other than income taxes increased primarily due to higher assessed values for ad valorem tax purposes as a result of the Attala plant purchase and higher franchise taxes in 2006 due to higher revenues.

Interest expense increased primarily due to additional long-term debt issued to finance the Attala power plant purchase.

Income Taxes

The effective income tax rates for the second quarters of 2006 and 2005 were 35.1% and 34.9%, respectively. The effective income tax rates for the six months ended June 30, 2006 and 2005 were 31.7% and 33.5%, respectively. The difference in the effective tax rate for the six months ended June 30, 2006 versus the federal statutory rate of 35.0% is primarily due to book and tax differences related to the allowance for equity funds used during construction, the amortization of investment tax credits, and book and tax differences related to utility plant items, partially offset by state income taxes. The difference in the effective tax rate for the six months ended June 30, 2005 versus the federal statutory rate of 35% is primarily due to book and tax differences related to the allowance of equity funds used during construction and the amortization of investment tax credits, partially offset by state income taxes.

Liquidity and Capital Resources

Cash Flow

Cash flows for the six months ended June 30, 2006 and 2005 were as follows:
	2006	2005
	(In Thousands)

Cash and cash equivalents at beginning of period	$4,523	$80,396

Cash flow provided by (used in):
Operating activities	221,502	48,399
Investing activities	(200,314)	(99,320)
Financing activities	12,293	16,255
Net increase (decrease) in cash and cash equivalents	33,481	(34,666)

Cash and cash equivalents at end of period	$38,004	$45,730

Operating Activities

Cash flow from operations increased $173.1 million for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 primarily due to increased collection of deferred fuel and purchased power costs and the income tax refund discussed below, partially offset by the timing of payments to vendors.

In the first quarter of 2006, Entergy Corporation received an income tax refund as a result of net operating loss carryback provisions contained in the Gulf Opportunity Zone Act of 2005, as discussed in Note 3 to the domestic utilities companies and System Energy financial statements in the Form 10-K. In accordance with Entergy's intercompany tax allocation agreement, in April 2006 Entergy Corporation distributed $66 million of the refund to Entergy Mississippi.

Investing Activities

Net cash used in investing activities increased $101 million for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 primarily due to the purchase of the 480 MW Attala power plant for $88 million in January 2006 and also due to storm-related spending.

Financing Activities

Net cash provided by financing activities decreased $4 million for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 primarily due to money pool activity and the issuance of $30 million of preferred stock in 2005, partially offset by the issuance of $100 million of first mortgage bonds during 2006 and a decrease of $10 million in common stock dividends paid.

Capital Structure

Entergy Mississippi's capitalization is balanced between equity and debt, as shown in the following table. The increase in the debt to capital percentage as of June 30, 2006 is primarily due to the issuance of $100 million of First Mortgage Bonds in January 2006.
	June 30, 2006	December 31, 2005

Net debt to net capital	54.0%	52.6%
Effect of subtracting cash from debt	1.3%	0.1%
Debt to capital	55.3%	52.7%

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

See the table in the Form 10-K under "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYIS - Liquidity and Capital Resources - Uses of Capital" which sets forth the amounts of Entergy Mississippi's planned construction and other capital investments for 2006 through 2008. In January 2006, Entergy Mississippi purchased for $88 million the Attala power plant, a 480 MW natural gas-fired, combined-cycle generating facility owned by Central Mississippi Generating Company. Entergy Mississippi plans to invest approximately $20 million in facility upgrades at the Attala plant plus $3 million in other costs, bringing the total capital cost of the project to approximately $111 million. In November 2005, the MPSC issued an order approving the acquisition of the Attala plant. In December 2005, the MPSC issued an order approving the investment cost recovery through the power management rider and limited the recovery through the rider to a period that begins with the closing date of the purchase and ends the earlier of the date costs are incorporated into base rates or December 31, 2006. Entergy Mississippi intends to make an appropriate filing with the MPSC in 2006 to extend recovery in rates beyond 2006 of Entergy Mississippi's Attala costs. The planned construction and other capital investments line includes the majority of the estimated cost of the Attala acquisition as a 2006 capital commitment.

Entergy Mississippi's receivables from or (payables to) the money pool were as follows:

June 30, 2006	December 31, 2005	June 30, 2005	December 31, 2004
(In Thousands)

$30,499	($84,066)	$53,488	$21,584

See Note 4 to the domestic utility companies and System Energy financial statements in the Form 10-K for a description of the money pool.

In May 2006, Entergy Mississippi increased its $25 million credit facility to $30 million and renewed it through May 2007. Entergy Mississippi also entered into a new $20 million credit facility through May 2007. Borrowings on these credit facilities may be secured by a security interest in Entergy Mississippi's accounts receivable. No borrowings were outstanding on either facility as of June 30, 2006.

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

State and Local Rate Regulation

In March 2006, Entergy Mississippi made its annual scheduled formula rate plan filing with the MPSC.  The filing was amended by an April 2006 filing.  The amended filing showed that an increase of $3.1 million in electric revenues is warranted.  The MPSC has approved a settlement providing for a $1.8 million rate increase, which will be implemented in August 2006.

Federal Regulation

System Agreement Proceedings

See Entergy Corporation and Subsidiaries' "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends - Federal Regulation - System Agreement Litigation, APSC Complaint filed with the FERC, and APSC System Agreement Investigation" for updates regarding proceedings involving the System Agreement.

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

Recently Issued Accounting Pronouncements

FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48) was issued in July 2006 and is effective for Entergy Mississippi in the first quarter of 2007. The FASB's objective in issuing this interpretation is to increase comparability among companies in financial reporting of income taxes. FIN 48 establishes a "more-likely-than-not" recognition threshold that must be met before a tax benefit can be recognized in the financial statements. If a tax deduction is taken on a tax return, but does not meet the more-likely-than-not recognition threshold, an increase in income tax liability, above what is payable on the tax return, is required to be recorded. Entergy Mississippi does not expect that the adoption of FIN 48 will materially affect its financial position, results of operations, or cash flows.

ENTERGY MISSISSIPPI, INC.
INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2006 and 2005
(Unaudited)

	Three Months Ended		Six Months Ended
	2006	2005	2006	2005
	(In Thousands)		(In Thousands)

OPERATING REVENUES
Domestic electric	$387,849	$288,244	$761,083	$539,490

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	184,001	29,924	363,158	73,291
Purchased power	115,334	144,226	239,760	260,284
Other operation and maintenance	50,047	47,750	91,012	88,731
Taxes other than income taxes	14,707	14,900	32,223	28,666
Depreciation and amortization	19,074	17,982	36,070	35,919
Other regulatory credits - net	(36,266)	(2,331)	(56,908)	(1,966)
TOTAL	346,897	252,451	705,315	484,925

OPERATING INCOME	40,952	35,793	55,768	54,565

OTHER INCOME
Allowance for equity funds used during construction	873	1,060	2,114	2,061
Interest and dividend income	726	690	955	1,328
Miscellaneous - net	(470)	(322)	(1,032)	(691)
TOTAL	1,129	1,428	2,037	2,698

INTEREST AND OTHER CHARGES
Interest on long-term debt	11,492	9,839	22,607	19,673
Other interest - net	757	828	2,869	1,445
Allowance for borrowed funds used during construction	(583)	(681)	(1,397)	(1,344)
TOTAL	11,666	9,986	24,079	19,774

INCOME BEFORE INCOME TAXES	30,415	27,235	33,726	37,489

Income taxes	10,668	9,516	10,682	12,548

NET INCOME	19,747	17,719	23,044	24,941

Preferred dividend requirements and other	707	858	1,414	1,700

EARNINGS APPLICABLE TO
COMMON STOCK	$19,040	$16,861	$21,630	$23,241

See Notes to Respective Financial Statements.

(Page left blank intentionally)

ENTERGY MISSISSIPPI, INC.
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2006 and 2005
(Unaudited)

	2006	2005
	(In Thousands)

OPERATING ACTIVITIES
Net income	$23,044	$24,941
Adjustments to reconcile net income to net cash flow provided by operating activities:
Other regulatory credits - net	(56,908)	(1,966)
Depreciation and amortization	36,070	35,919
Deferred income taxes and investment tax credits	(32,541)	(499)
Changes in working capital:
Receivables	(6,727)	1,572
Fuel inventory	(5,295)	(776)
Accounts payable	(23,111)	(8,553)
Taxes accrued	76,333	(8,091)
Interest accrued	(377)	525
Deferred fuel costs	207,786	8,056
Other working capital accounts	70,785	(9)
Provision for estimated losses and reserves	(31)	319
Changes in other regulatory assets	(36,761)	(4,326)
Other	(30,765)	1,287
Net cash flow provided by operating activities	221,502	48,399

INVESTING ACTIVITIES
Construction expenditures	(82,229)	(69,477)
Payment for purchase of plant	(88,199)	-
Allowance for equity funds used during construction	2,114	2,061
Changes in other temporary investments - net	(1,501)	-
Change in money pool receivable - net	(30,499)	(31,904)
Net cash flow used in investing activities	(200,314)	(99,320)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	99,173	-
Proceeds from the issuance of preferred stock	-	29,340
Change in money pool payable - net	(84,066)	-
Dividends paid:
Common stock	(1,400)	(11,400)
Preferred stock	(1,414)	(1,685)
Net cash flow provided by financing activities	12,293	16,255

Net increase (decrease) in cash and cash equivalents	33,481	(34,666)

Cash and cash equivalents at beginning of period	4,523	80,396

Cash and cash equivalents at end of period	$38,004	$45,730

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period for:
Interest - net of amount capitalized	$24,777	$19,549
Income taxes	($52,278)	$4,446

ENTERGY MISSISSIPPI, INC.
BALANCE SHEETS
ASSETS
June 30, 2006 and December 31, 2005
(Unaudited)

	2006	2005
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$2,753	$4,523
Temporary cash investments - cost,
which approximates market	35,251	-
Total cash and cash equivalents	38,004	$4,523
Accounts receivable:
Customer	100,371	102,202
Allowance for doubtful accounts	(797)	(1,826)
Associated companies	39,851	5,415
Other	10,730	9,254
Accrued unbilled revenues	35,828	33,712
Total accounts receivable	185,983	148,757
Deferred fuel costs	-	113,956
Accumulated deferred income taxes	8,632	-
Fuel inventory - at average cost	8,382	3,087
Materials and supplies - at average cost	25,387	21,521
Prepayments and other	8,862	62,759
TOTAL	275,250	354,603

OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity	5,531	5,531
Non-utility property - at cost (less accumulated depreciation)	6,130	6,199
TOTAL	11,661	11,730

UTILITY PLANT
Electric	2,657,008	2,473,035
Property under capital lease	26	50
Construction work in progress	66,756	119,354
TOTAL UTILITY PLANT	2,723,790	2,592,439
Less - accumulated depreciation and amortization	901,307	886,687
UTILITY PLANT - NET	1,822,483	1,705,752

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
SFAS 109 regulatory asset - net	18,234	17,073
Other regulatory assets	206,850	186,197
Long-term receivable	2,567	3,270
Other	32,776	32,418
TOTAL	260,427	238,958

TOTAL ASSETS	$2,369,821	$2,311,043

See Notes to Respective Financial Statements.

94

ENTERGY MISSISSIPPI, INC.
BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY
June 30, 2006 and December 31, 2005
(Unaudited)

	2006	2005
	(In Thousands)

CURRENT LIABILITIES
Accounts payable:
Associated companies	$ 38,478	$ 158,579
Other	68,621	83,306
Customer deposits	47,848	44,025
Taxes accrued	30,161	33,121
Accumulated deferred income taxes	-	13,233
Interest accrued	13,274	13,651
Deferred fuel costs	93,830	-
Obligations under capital leases	28	40
Other	19,669	2,739
TOTAL	311,909	348,694

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	509,276	491,857
Accumulated deferred investment tax credits	11,702	12,358
Obligations under capital leases	-	11
Other regulatory liabilities	-	34,368
Retirement cost liabilities	4,133	4,016
Accumulated provisions	9,405	9,436
Long-term debt	795,150	695,146
Other	84,455	91,588
TOTAL	1,414,121	1,338,780

Commitments and Contingencies

SHAREHOLDERS' EQUITY
Preferred stock without sinking fund	50,381	50,381
Common stock, no par value, authorized 15,000,000
shares; issued and outstanding 8,666,357 shares in 2006 and 2005	199,326	199,326
Capital stock expense and other	(690)	(682)
Retained earnings	394,774	374,544
TOTAL	643,791	623,569

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,369,821	$2,311,043

See Notes to Respective Financial Statements.

ENTERGY MISSISSIPPI, INC.
SELECTED OPERATING RESULTS
For the Three and Six Months Ended June 30, 2006 and 2005
(Unaudited)

	Three Months Ended		Increase/
Description	2006	2005	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$ 137	$ 99	$ 38	38
Commercial	128	91	37	41
Industrial	64	46	18	39
Governmental	12	9	3	33
Total retail	341	245	96	39
Sales for resale
Associated companies	15	12	3	25
Non-associated companies	11	8	3	38
Other	21	23	(2)	(9)
Total	$ 388	$ 288	$ 100	35

Billed Electric Energy
Sales (GWh):
Residential	1,144	1,060	84	8
Commercial	1,128	1,057	71	7
Industrial	720	708	12	2
Governmental	100	94	6	6
Total retail	3,092	2,919	173	6
Sales for resale
Associated companies	183	104	79	76
Non-associated companies	114	109	5	5
Total	3,389	3,132	257	8

	Six Months Ended		Increase/
Description	2006	2005	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$ 282	$ 195	$ 87	45
Commercial	258	176	82	47
Industrial	132	90	42	47
Governmental	25	18	7	39
Total retail	697	479	218	46
Sales for resale
Associated companies	23	18	5	28
Non-associated companies	19	17	2	12
Other	22	25	(3)	(12)
Total	$ 761	$ 539	$ 222	41

Billed Electric Energy
Sales (GWh):
Residential	2,329	2,256	73	3
Commercial	2,168	2,078	90	4
Industrial	1,421	1,400	21	2
Governmental	193	186	7	4
Total retail	6,111	5,920	191	3
Sales for resale
Associated companies	254	121	133	110
Non-associated companies	182	177	5	3
Total	6,547	6,218	329	5

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

As discussed in the Form 10-K, a federal hurricane aid package became law that includes funding for Community Development Block Grants (CDBG) that allows state and local leaders to fund individual recovery priorities. The law permits funding for infrastructure restoration. It is uncertain how much funding, if any, will be designated for utility reconstruction and the timing of such decisions is also uncertain. The U.S. Department of Housing and Urban Development has allocated approximately $10.4 billion for Louisiana, $5.1 billion for Mississippi, and $74 million for Texas, with an additional $1 billion approved by Congress but not yet allocated to the states. The states, in turn, will administer the grants. Entergy New Orleans is currently preparing an application to seek CDBG funding. In March 2006, Entergy New Orleans provided a justification statement to state and local officials. The statement, which will be reviewed by the Louisiana Recovery Authority, includes all the estimated costs of Hurricane Katrina damage, as well as a lost customer base component intended to help offset the need for storm-related rate increases. The statement includes justification for a request for $718 million in CDBG funding.

In the first quarter 2006, Entergy New Orleans reduced its accrued accounts payable for storm restoration costs by $97.4 million, with corresponding reductions of $88.7 million in construction work in progress and $8.7 million in regulatory assets, based on a reassessment of the nature and timing of expected restoration and rebuilding costs and the obligations associated with restoring service. Although Entergy New Orleans reduced its accrual for restoration spending by these amounts, it continues to expect to incur the related costs over time and Entergy New Orleans still expects its storm restoration and business continuity costs to total approximately $275 million. As discussed further in the Form 10-K, Entergy New Orleans still expects the cost of the longer-term accelerated replacement of the gas distribution system in New Orleans to be $355 million.

See "State and Local Rate Regulation" below for a discussion of rate filings made by Entergy New Orleans directed towards recovery of its storm losses and restoration costs.

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

In April 2006, the bankruptcy judge extended the exclusivity period for filing a plan of reorganization by Entergy New Orleans to August 21, 2006. Entergy New Orleans has filed another motion to extend the exclusivity period for filing its plan of reorganization, requesting that the deadline be extended an additional 120 days until December 19, 2006. The court entered an order extending the August 21, 2006 date for Entergy New Orleans' exclusive right to file a plan of reorganization until the court can hear and rule on Entergy New Orleans' motion to extend, which was set for hearing on September 18, 2006. In order to file a plan of reorganization no later than December 2006, Entergy New Orleans believes that it needs resolution of its June 2006 formula rate plan and storm rider filings and commitment on timing and amount of CDBG funds. If the motion to extend is granted, Entergy New Orleans will have the exclusive right to file its plan of reorganization until December 19, 2006, and will have until February 15, 2007 to obtain acceptances of its plan by each class of impaired creditors.

The bankruptcy judge set a date of April 19, 2006 by which creditors with prepetition claims against Entergy New Orleans must, with certain exceptions, file their proofs of claim in the bankruptcy case. Approximately 500 claims have been filed thus far in Entergy New Orleans' bankruptcy proceeding. Entergy New Orleans is currently analyzing the accuracy and validity of the claims filed, and has begun seeking withdrawal or modification of claims or objecting to claims with which it disagrees.

Municipalization is one potential outcome of Entergy New Orleans' recovery effort. In June 2006 Louisiana passed a law that establishes a governance structure for a public power authority, if municipalization of Entergy New Orleans' utility business is pursued.

Results of Operations

Net Income

Second Quarter 2006 Compared to Second Quarter 2005

Net income increased $2.4 million primarily due to lower operation and maintenance expense, interest charges, and taxes other than income taxes, partially offset by lower net revenue.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Net income increased $2.3 million primarily due to lower operation and maintenance expense, interest charges, and taxes other than income taxes, and higher other income, partially offset by lower net revenue.

Net Revenue

Second Quarter 2006 Compared to Second Quarter 2005

Net revenue, which is Entergy New Orleans' measure of gross margin, consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges. Following is an analysis of the changes in net revenue comparing the second quarter of 2006 to the second quarter of 2005.
Amount
(In Millions)

2005 net revenue	$67.8
Volume/weather	(30.5)
Net wholesale revenue	16.0
Other	(2.0)
2006 net revenue	$51.3

The volume/weather variance is due to a decrease in electricity usage in the service territory caused by customer losses following Hurricane Katrina. Billed retail electricity usage decreased a total of 494 GWh compared to the second quarter of 2005, a decline of 35%.

The net wholesale revenue variance is due to an increase in energy available for sales for resale due to the decrease in retail usage caused by customer losses following Hurricane Katrina. The increased revenue includes the sales into the wholesale market of Entergy New Orleans' share of the output of Grand Gulf, pursuant to City Council approval of measures proposed by Entergy New Orleans to address the reduction in Entergy New Orleans' retail customer demand caused by Hurricane Katrina and provide revenue support for the costs of Entergy New Orleans' share of Grand Gulf. Beginning July 1, 2006, the City Council approved the return of Grand Gulf output to the service of Entergy New Orleans' load. The City Council also approved the recovery of all Grand Gulf costs through Entergy New Orleans' fuel adjustment clause (a portion of Grand Gulf costs was previously recovered through base rates). The City Council may consider alternative rate treatment for non-fuel Grand Gulf costs in connection with Entergy New Orleans' June 2006 electric formula rate plan filing.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Net revenue, which is Entergy New Orleans' measure of gross margin, consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges. Following is an analysis of the changes in net revenue comparing the six months ended June 30, 2006 to the six months ended June 30, 2005.
Amount
(In Millions)

2005 net revenue	$120.0
Volume/weather	(53.2)
Net gas revenue	(7.5)
Price applied to unbilled electric sales	(3.3)
Net wholesale revenue	41.2
Other	(5.6)
2006 net revenue	$91.6

The volume/weather variance is due to a decrease in electricity usage in the service territory caused by customer losses following Hurricane Katrina. Billed retail electricity usage decreased a total of 1,075 GWh compared to the six months ended June 30, 2005, a decline of 40%.

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

The net wholesale revenue variance is due to an increase in energy available for sales for resale due to the decrease in retail usage caused by customer losses following Hurricane Katrina. The increased revenue includes the sales into the wholesale market of Entergy New Orleans' share of the output of Grand Gulf, pursuant to City Council approval of measures proposed by Entergy New Orleans to address the reduction in Entergy New Orleans' retail customer demand caused by Hurricane Katrina and provide revenue support for the costs of Entergy New Orleans' share of Grand Gulf. Beginning July 1, 2006, the City Council approved the return of Grand Gulf output to the service of Entergy New Orleans' load. The City Council also approved the recovery of all Grand Gulf costs through Entergy New Orleans' fuel adjustment clause (a portion of Grand Gulf costs was previously recovered through base rates). The City Council may consider alternative rate treatment for non-fuel Grand Gulf costs in connection with Entergy New Orleans' June 2006 electric formula rate plan filing.

Other Income Statement Variances

Second Quarter 2006 Compared to Second Quarter 2005

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

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

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

Income Taxes

The effective income tax rates for the second quarters of 2006 and 2005 were 38.6% and 41.9%, respectively. The effective income tax rates for the six months ended June 30, 2006 and 2005 were 38.3% and 40.4%, respectively. The differences in the effective income tax rates for the periods presented versus the federal statutory rate of 35.0% are primarily due to state income taxes and book and tax differences related to utility plant items.

Preferred Dividends

No preferred dividends were declared during the first quarter of 2006. Due to its bankruptcy, Entergy New Orleans did not pay the preferred stock dividends due October 1, 2005; January 1, 2006; or April 1, 2006.

As discussed further in the Form 10-K, if dividends with respect to the 4.75% preferred stock are not paid for four quarters, the holders of these shares would have the right to elect a majority of the Entergy New Orleans board of directors.  Entergy New Orleans filed a motion in the bankruptcy court seeking authority to recommence paying dividends to the holders of the 4.75% preferred shares. After a hearing on the motion on May 3, 2006, the court granted Entergy New Orleans the authority to pay dividends to the holders of the 4.75% preferred shares, beginning with the dividend due on July 1, 2006, and thereafter, unless objections are filed by creditors forty-five days in advance of a dividend payment date. If any objections are filed, the matter would be heard by the bankruptcy court. Entergy New Orleans declared and paid the dividend due on July 1, 2006, and intends to declare and pay the dividends on the 4.75% preferred shares each quarter pending resolution of its plan of reorganization.

Liquidity and Capital Resources

Debtor-in-Possession Credit Facility

See the Form 10-K for a discussion of the Entergy New Orleans debtor-in-possession (DIP) credit facility. Following is an update to that discussion.

As discussed in the Form 10-K, the bankruptcy court issued its order in December 2005 giving final approval for the $200 million DIP credit facility, and the indenture trustee for Entergy New Orleans' first mortgage bonds appealed the order. On March 29, 2006 the bankruptcy court approved a settlement among Entergy New Orleans, Entergy Corporation, and the indenture trustee, and the indenture trustee dismissed its appeal. As of June 30, 2006, Entergy New Orleans had approximately $40 million of outstanding borrowings under the DIP credit facility. Management currently expects the bankruptcy court-authorized funding level to be sufficient to fund Entergy New Orleans' expected level of operations.

As discussed in the Form 10-K, borrowings under the DIP credit facility are due in full, and the agreement will terminate, at the earliest of several times or events, including August 23, 2006. Entergy and Entergy New Orleans have agreed to an amendment to the DIP credit agreement that extends the August 23, 2006 maturity date to August 23, 2007, and this amendment is subject to bankruptcy court approval. Entergy New Orleans has filed a motion with the bankruptcy court to authorize Entergy New Orleans to enter into the amendment, which is set for hearing August 16, 2006.

Cash Flow

Cash flows for the six months ended June 30, 2006 and 2005 were as follows:
	2006	2005
	(In Thousands)

Cash and cash equivalents at beginning of period	$48,056	$7,954

Cash flow provided by (used in):
Operating activities	78,453	1,864
Investing activities	(47,845)	(29,464)
Financing activities	(50,343)	27,704
Net increase (decrease) in cash and cash equivalents	(19,735)	104

Cash and cash equivalents at end of period	$28,321	$8,058

Operating Activities

Net cash provided by operating activities increased $76.6 million for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 primarily due to receipt of the income tax refund discussed below along with a decrease in interest paid.

In the first quarter of 2006, Entergy Corporation received an income tax refund as a result of net operating loss carryback provisions contained in the Gulf Opportunity Zone Act of 2005, as discussed in Note 3 to the domestic utilities companies and System Energy financial statements in the Form 10-K. In accordance with Entergy's intercompany tax allocation agreement, in April 2006, Entergy Corporation distributed $71 million of the refund to Entergy New Orleans. As discussed above, Entergy New Orleans used the income tax refund to repay a portion of the borrowings outstanding under the DIP credit facility.

Investing Activities

Net cash used in investing activities increased $18.4 million for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 primarily due to capital expenditure activity related to Hurricane Katrina in addition to money pool activity in 2005.

Financing Activities

Financing activities used $50.3 million of cash for the six months ended June 30, 2006 because of the net repayment in 2006 of $50.3 million of borrowings under the DIP credit facility.

Capital Structure

Entergy New Orleans' capitalization is shown in the following table.

	June 30, 2006	December 31, 2005

Debt to capital	60.5%	66.4%

Debt consists of notes payable and long-term debt, including the currently maturing portion. Capital consists of debt and shareholders' equity.

Uses and Sources of Capital

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy New Orleans' uses and sources of capital. The following are updates to the Form 10-K.

Entergy New Orleans' receivables from or (payables to) the money pool were as follows:

June 30, 2006	December 31, 2005	June 30, 2005	December 31, 2004
(In Thousands)

($35,558)	($35,558)	$7,758	$1,413

See Note 4 to the domestic utility companies and System Energy financial statements in the Form 10-K for a description of the money pool. Entergy New Orleans remains a participant in the money pool, but Entergy New Orleans has not made, and does not expect to make, any additional borrowings from the money pool while it is in bankruptcy proceedings. The money pool borrowings reflected on Entergy New Orleans' balance sheet as of June 30, 2006 are classified as a pre-petition obligation subject to compromise.

In addition, Entergy New Orleans had a 364-day credit facility in the amount of $15 million which expired in May 2006. As of June 30, 2006, the full amount of the credit facility remains outstanding under bankruptcy protection. In July 2006, the bankruptcy judge authorized Entergy New Orleans to set off $15 million of its cash currently held by the lender against the outstanding debt on the credit facility.

Significant Factors and Known Trends

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends" in the Form 10-K for a discussion of state and local rate regulation, federal regulation and proceedings, the Energy Policy Act of 2005, market and credit risks, environmental risks, and litigation risks. Following are updates to the discussion in the Form 10-K.

State and Local Rate Regulation

In June 2006, Entergy New Orleans made its annual formula rate plan filings with the City Council.  The filings show various alternatives to reflect the effect of Entergy New Orleans' lost customers and decreased revenue. Entergy New Orleans' recommended alternative adjusts for lost customers and assumes that the City Council's June 2006 decision to allow recovery of all Grand Gulf costs through the fuel adjustment clause stays in place (a portion of Grand Gulf costs was previously recovered through base rates). Under that alternative, annual increases of $6.4 million in electric base rate revenues (an increase of 4.4%) and $22.8 million in gas base rate revenues (an increase of 160.9%) are warranted. The filings triggered the prescribed four-month period for review by the City Council's Advisors and other parties, and rate adjustments, if any, could be implemented as soon as the first billing cycle of November 2006.

At the same time as it made its formula rate plan filings, Entergy New Orleans also filed with the City Council a request to implement two storm-related riders. With the first rider, Entergy New Orleans seeks to recover over a ten-year period the $114 million in electric restoration costs and the $25 million in gas restoration costs that it has actually spent through March 31, 2006. Entergy New Orleans also proposed semiannual filings to update the rider for additional restoration spending and also to consider the receipt of CDBG funds or insurance proceeds that it may receive. With the second rider, Entergy New Orleans seeks to establish over a ten-year period a $150 million storm reserve to provide for the risk of another storm. Entergy New Orleans requested that the City Council consider the proposed riders within the same time frame as the formula rate plans, which would allow implementation as soon as the first billing cycle of November 2006.

Federal Regulation

System Agreement Proceedings

See Entergy Corporation and Subsidiaries' "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends - Federal Regulation - System Agreement Litigation, APSC Complaint filed with the FERC, and APSC System Agreement Investigation" for updates regarding proceedings involving the System Agreement.

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

Recently Issued Accounting Pronouncements

FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48) was issued in July 2006 and is effective for Entergy New Orleans in the first quarter of 2007. The FASB's objective in issuing this interpretation is to increase comparability among companies in financial reporting of income taxes. FIN 48 establishes a "more-likely-than-not" recognition threshold that must be met before a tax benefit can be recognized in the financial statements. If a tax deduction is taken on a tax return, but does not meet the more-likely-than-not recognition threshold, an increase in income tax liability, above what is payable on the tax return, is required to be recorded. Entergy New Orleans does not expect that the adoption of FIN 48 will materially affect its financial position, results of operations, or cash flows.

ENTERGY NEW ORLEANS, INC.
(DEBTOR-IN-POSSESSION)
INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2006 and 2005
(Unaudited)

	Three Months Ended		Six Months Ended
	2006	2005	2006	2005
	(In Thousands)		(In Thousands)

OPERATING REVENUES
Domestic electric	$117,827	$158,799	$217,076	$289,971
Natural gas	18,128	31,128	55,140	91,223
TOTAL	135,955	189,927	272,216	381,194

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	16,433	54,843	51,101	135,939
Purchased power	67,211	66,001	127,448	122,783
Other operation and maintenance	16,279	30,143	30,089	50,990
Taxes other than income taxes	8,089	10,693	16,689	21,373
Depreciation and amortization	8,508	9,059	15,972	17,145
Reorganization items	2,115	-	3,793	-
Other regulatory charges - net	1,037	1,254	2,080	2,509
TOTAL	119,672	171,993	247,172	350,739

OPERATING INCOME	16,283	17,934	25,044	30,455

OTHER INCOME
Allowance for equity funds used during construction	909	246	1,988	528
Interest and dividend income	786	308	1,589	526
Miscellaneous - net	20	(254)	(132)	(377)
TOTAL	1,715	300	3,445	677

INTEREST AND OTHER CHARGES
Interest on long-term debt	185	3,518	369	7,004
Other interest - net	997	484	3,138	868
Allowance for borrowed funds used during construction	(743)	(185)	(1,606)	(417)
TOTAL	439	3,817	1,901	7,455

INCOME BEFORE INCOME TAXES	17,559	14,417	26,588	23,677

Income taxes	6,785	6,043	10,171	9,567

NET INCOME	10,774	8,374	16,417	14,110

Preferred dividend requirements and other	92	241	92	482

EARNINGS APPLICABLE TO
COMMON STOCK	$10,682	$8,133	$16,325	$13,628

See Notes to Respective Financial Statements.

ENTERGY NEW ORLEANS, INC.
(DEBTOR-IN-POSSESSION)
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2006 and 2005
(Unaudited)

	2006	2005
	(In Thousands)
OPERATING ACTIVITIES
Net income	$16,417	$14,110
Adjustments to reconcile net income to net cash flow provided by operating activities:
Other regulatory charges - net	2,080	2,509
Depreciation and amortization	15,972	17,145
Deferred income taxes and investment tax credits	2,811	3,407
Changes in working capital:
Receivables	8,438	4,130
Fuel inventory	6,068	4,181
Accounts payable	(3,613)	(13,223)
Taxes accrued	64,541	6,045
Interest accrued	549	(403)
Deferred fuel costs	(3,022)	(20,837)
Other working capital accounts	(6,911)	(5,334)
Provision for estimated losses and reserves	(81)	(317)
Changes in pension liability	2,929	(9,955)
Changes in other regulatory assets	(32,658)	3,936
Other	4,933	(3,530)
Net cash flow provided by operating activities	78,453	1,864

INVESTING ACTIVITIES
Construction expenditures	(49,833)	(23,647)
Allowance for equity funds used during construction	1,988	528
Change in money pool receivable - net	-	(6,345)
Net cash flow used in investing activities	(47,845)	(29,464)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	-	29,791
Retirement of long-term debt	-	(5)
Repayment of DIP credit facility	(50,251)	-
Dividends paid:
Common stock	-	(1,600)
Preferred stock	(92)	(482)
Net cash flow provided by (used in) financing activities	(50,343)	27,704

Net increase (decrease) in cash and cash equivalents	(19,735)	104

Cash and cash equivalents at beginning of period	48,056	7,954

Cash and cash equivalents at end of period	$28,321	$8,058

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period for:
Interest - net of amount capitalized	$2,589	$7,882
Income taxes	($59,730)	-

See Notes to Respective Financial Statements.

ENTERGY NEW ORLEANS, INC.
(DEBTOR-IN-POSSESSION)
BALANCE SHEETS
ASSETS
June 30, 2006 and December 31, 2005
(Unaudited)

	2006	2005
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents	$28,321	$48,056
Accounts receivable:
Customer	69,307	82,052
Allowance for doubtful accounts	(18,558)	(25,422)
Associated companies	10,839	17,895
Other	6,989	6,530
Accrued unbilled revenues	27,738	23,698
Total accounts receivable	96,315	104,753
Deferred fuel costs	33,615	30,593
Fuel inventory - at average cost	1,980	8,048
Materials and supplies - at average cost	7,046	8,961
Prepayments and other	7,485	61,581
TOTAL	174,762	261,992

OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity	3,259	3,259
Non-utility property at cost (less accumulated depreciation)	1,107	1,107
TOTAL	4,366	4,366

UTILITY PLANT
Electric	739,678	691,045
Natural gas	191,799	189,207
Construction work in progress	59,685	202,353
TOTAL UTILITY PLANT	991,162	1,082,605
Less - accumulated depreciation and amortization	430,333	428,053
UTILITY PLANT - NET	560,829	654,552

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets	173,045	166,133
Long term receivables	1,090	1,812
Other	22,641	31,266
TOTAL	196,776	199,211

TOTAL ASSETS	$936,733	$1,120,121

See Notes to Respective Financial Statements.

106

ENTERGY NEW ORLEANS, INC.
(DEBTOR-IN-POSSESSION)
BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY
June 30, 2006 and December 31, 2005
(Unaudited)

	2006	2005
	(In Thousands)

CURRENT LIABILITIES
DIP credit facility	$39,749	$90,000
Notes payable	15,000	15,000
Accounts payable:
Associated companies	46,464	55,923
Other	62,613	228,496
Customer deposits	12,321	16,930
Taxes accrued	5,510	-
Accumulated deferred income taxes	5,017	1,898
Interest accrued	1,744	1,195
Other	3,200	2,018
TOTAL CURRENT LIABILITIES NOT SUBJECT TO COMPROMISE	191,618	411,460

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	121,008	127,680
Accumulated deferred investment tax credits	3,358	3,570
SFAS 109 regulatory liability - net	59,053	52,229
Other regulatory liabilities	-	591
Retirement cost liability	2,505	2,421
Accumulated provisions	2,099	2,119
Pension liability	38,623	35,694
Other	5,492	5,730
TOTAL NON-CURRENT LIABILITIES NOT SUBJECT TO COMPROMISE	232,138	230,034

LIABILITIES SUBJECT TO COMPROMISE	326,942	308,917

TOTAL LIABILITIES	750,698	950,411

Commitments and Contingencies

SHAREHOLDERS' EQUITY
Preferred stock without sinking fund	19,780	19,780
Common stock, $4 par value, authorized 10,000,000
shares; issued and outstanding 8,435,900 shares in 2006
and 2005	33,744	33,744
Paid-in capital	36,294	36,294
Retained earnings	96,217	79,892
TOTAL	186,035	169,710

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$936,733	$1,120,121

See Notes to Respective Financial Statements.

ENTERGY NEW ORLEANS, INC.
(DEBTOR-IN-POSSESSION)
SELECTED OPERATING RESULTS
For the Three and Six Months Ended June 30, 2006 and 2005
(Unaudited)

	Three Months Ended		Increase/
Description	2006	2005	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$22	$38	($16)	(42)
Commercial	37	40	(3)	(8)
Industrial	10	9	1	11
Governmental	14	17	(3)	(18)
Total retail	83	104	(21)	(20)
Sales for resale
Associated companies	4	35	(31)	(89)
Non-associated companies	18	-	18	-
Other	13	20	(7)	(35)
Total	$118	$159	($41)	(26)

Billed Electric Energy
Sales (GWh):
Residential	206	447	(241)	(54)
Commercial	402	552	(150)	(27)
Industrial	141	162	(21)	(13)
Governmental	161	243	(82)	(34)
Total retail	910	1,404	(494)	(35)
Sales for resale
Associated companies	6	400	(394)	(99)
Non-associated companies	369	6	363	6,050
Total	1,285	1,810	(525)	(29)

	Six Months Ended		Increase/
Description	2006	2005	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$39	$67	($28)	(42)
Commercial	72	74	(2)	(3)
Industrial	19	16	3	19
Governmental	24	29	(5)	(17)
Total retail	154	186	(32)	(17)
Sales for resale
Associated companies	11	81	(70)	(86)
Non-associated companies	45	1	44	4,400
Other	7	22	(15)	(68)
Total	$217	$290	($73)	(25)

Billed Electric Energy
Sales (GWh):
Residential	344	847	(503)	(59)
Commercial	762	1,071	(309)	(29)
Industrial	244	306	(62)	(20)
Governmental	267	468	(201)	(43)
Total retail	1,617	2,692	(1,075)	(40)
Sales for resale
Associated companies	126	1,006	(880)	(87)
Non-associated companies	776	10	766	7,660
Total	2,519	3,708	(1,189)	(32)

SYSTEM ENERGY RESOURCES, INC.

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

System Energy's principal asset consists of a 90% ownership and leasehold interest in Grand Gulf. The capacity and energy from its 90% interest is sold under the Unit Power Sales Agreement to its only four customers, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans. System Energy's operating revenues are derived from the allocation of the capacity, energy, and related costs associated with its 90% interest in Grand Gulf pursuant to the Unit Power Sales Agreement. Payments under the Unit Power Sales Agreement are System Energy's only source of operating revenues. Net income increased by $3.7 million for the second quarter of 2006 compared to the second quarter of 2005 primarily due to an increase in rate base in 2006 resulting in higher operating income. Net income increased by $8.2 million for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 primarily due to an increase in rate base in 2006 resulting in higher operating income combined with higher interest income earned on money pool investments.

Liquidity and Capital Resources

Cash Flow

Cash flows for the six months ended June 30, 2006 and 2005 were as follows:
	2006	2005
	(In Thousands)

Cash and cash equivalents at beginning of period	$75,704	$216,355

Cash flow provided by (used in):
Operating activities	(83,809)	120,292
Investing activities	162,738	(119,859)
Financing activities	(92,989)	(81,590)
Net decrease in cash and cash equivalents	(14,060)	(81,157)

Cash and cash equivalents at end of period	$61,644	$135,198

Operating Activities

Operating activities used $83.8 million in cash flow for the six months ended June 30, 2006 compared to providing $120.3 million in cash flow for the six months ended June 30, 2005 primarily due to an increase of $208.5 million in income tax payments.

Investing Activities

Investing activities provided $162.7 million in cash flow for the six months ended June 30, 2006 compared to using $119.9 million in cash flow for the six months ended June 30, 2005 primarily due to money pool activity. Partially offsetting the increase in cash provided was an increase in construction expenditures primarily resulting from capital spending on dry fuel storage.

Financing Activities

The increase of $11.4 million in net cash used in financing activities for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 was primarily due to an increase of $17.2 million in common stock dividends paid, partially offset by a decrease of $5.8 million in the January 2006 principal payment made on the Grand Gulf sale-leaseback compared to the January 2005 principal payment.

Capital Structure

System Energy's capitalization is balanced between equity and debt, as shown in the following table.

	June 30, 2006	December 31, 2005

Net debt to net capital	48.5%	49.0%
Effect of subtracting cash from debt	1.8%	2.1%
Debt to capital	50.3%	51.1%

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

System Energy's receivables from the money pool were as follows:

June 30, 2006	December 31, 2005	June 30, 2005	December 31, 2004
(In Thousands)

$88,331	$277,287	$163,416	$61,592

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

Recently Issued Accounting Pronouncements

FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48) was issued in July 2006 and is effective for System Energy in the first quarter of 2007. The FASB's objective in issuing this interpretation is to increase comparability among companies in financial reporting of income taxes. FIN 48 establishes a "more-likely-than-not" recognition threshold that must be met before a tax benefit can be recognized in the financial statements. If a tax deduction is taken on a tax return, but does not meet the more-likely-than-not recognition threshold, an increase in income tax liability, above what is payable on the tax return, is required to be recorded. System Energy does not expect that the adoption of FIN 48 will materially affect its financial position, results of operations, or cash flows.

SYSTEM ENERGY RESOURCES, INC.
INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2006 and 2005
(Unaudited)

	Three Months Ended		Six Months Ended
	2006	2005	2006	2005
	(In Thousands)		(In Thousands)

OPERATING REVENUES
Domestic electric	$129,176	$126,364	$260,830	$251,154

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	10,168	10,139	21,381	19,858
Nuclear refueling outage expenses	3,962	3,026	7,535	6,019
Other operation and maintenance	26,563	27,346	49,815	50,482
Decommissioning	5,925	6,240	11,744	12,368
Taxes other than income taxes	5,817	6,322	12,006	12,371
Depreciation and amortization	23,811	24,158	49,488	50,702
Other regulatory credits - net	(3,766)	(4,126)	(5,746)	(8,511)
TOTAL	72,480	73,105	146,223	143,289

OPERATING INCOME	56,696	53,259	114,607	107,865

OTHER INCOME
Allowance for equity funds used during construction	775	321	1,458	627
Interest and dividend income	4,271	3,672	9,900	6,517
Miscellaneous - net	(91)	(108)	(198)	(221)
TOTAL	4,955	3,885	11,160	6,923

INTEREST AND OTHER CHARGES
Interest on long-term debt	11,996	12,812	24,529	25,668
Other interest - net	26	6	54	8
Allowance for borrowed funds used during construction	(244)	(102)	(459)	(199)
TOTAL	11,778	12,716	24,124	25,477

INCOME BEFORE INCOME TAXES	49,873	44,428	101,643	89,311

Income taxes	20,265	18,503	41,287	37,154

NET INCOME	$29,608	$25,925	$60,356	$52,157

See Notes to Respective Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2006 and 2005
(Unaudited)

	2006	2005
	(In Thousands)

OPERATING ACTIVITIES
Net income	$60,356	$52,157
Adjustments to reconcile net income to net cash flow provided by (used in) operating activities:
Other regulatory credits - net	(5,746)	(8,511)
Depreciation, amortization, and decommissioning	61,231	63,070
Deferred income taxes and investment tax credits	(9,633)	(12,140)
Changes in working capital:
Receivables	5,111	6,179
Accounts payable	(901)	(4,750)
Taxes accrued	(180,245)	28,065
Interest accrued	(31,520)	(27,831)
Other working capital accounts	(602)	153
Provision for estimated losses and reserves	1	50
Changes in other regulatory assets	(9,921)	(9,080)
Other	28,060	32,930
Net cash flow provided by (used in) operating activities	(83,809)	120,292

INVESTING ACTIVITIES
Construction expenditures	(14,557)	(7,982)
Allowance for equity funds used during construction	1,458	627
Nuclear fuel purchases	(370)	-
Proceeds from sale/leaseback of nuclear fuel	370	-
Proceeds from nuclear decommissioning trust fund sales	52,562	52,287
Investment in nuclear decommissioning trust funds	(65,681)	(62,967)
Changes in money pool receivable - net	188,956	(101,824)
Net cash flow provided by (used in) investing activities	162,738	(119,859)

FINANCING ACTIVITIES
Retirement of long-term debt	(22,989)	(28,790)
Dividends paid:
Common stock	(70,000)	(52,800)
Net cash flow used in financing activities	(92,989)	(81,590)

Net decrease in cash and cash equivalents	(14,060)	(81,157)

Cash and cash equivalents at beginning of period	75,704	216,355

Cash and cash equivalents at end of period	$61,644	$135,198

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$53,199	$50,605
Income taxes	$220,423	$11,914

See Notes to Respective Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
ASSETS
June 30, 2006 and December 31, 2005
(Unaudited)

	2006	2005
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$13	$204
Temporary cash investments - at cost,
which approximates market	61,631	75,500
Total cash and cash equivalents	61,644	75,704
Accounts receivable:
Associated companies	134,078	327,454
Other	2,594	3,285
Total accounts receivable	136,672	330,739
Materials and supplies - at average cost	57,315	55,183
Deferred nuclear refueling outage costs	14,193	17,853
Prepayments and other	3,853	1,878
TOTAL	273,677	481,357

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	249,517	236,003

UTILITY PLANT
Electric	3,222,080	3,212,596
Property under capital lease	467,005	467,005
Construction work in progress	51,220	47,178
Nuclear fuel under capital lease	72,048	87,500
TOTAL UTILITY PLANT	3,812,353	3,814,279
Less - accumulated depreciation and amortization	1,944,612	1,889,886
UTILITY PLANT - NET	1,867,741	1,924,393

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
SFAS 109 regulatory asset - net	92,386	92,883
Other regulatory assets	302,492	292,968
Other	17,071	18,435
TOTAL	411,949	404,286

TOTAL ASSETS	$2,802,884	$3,046,039

See Notes to Respective Financial Statements.

114

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
LIABILITIES AND SHAREHOLDER'S EQUITY
June 30, 2006 and December 31, 2005
(Unaudited)

	2006	2005
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$23,335	$22,989
Accounts payable:
Associated companies	(745)	-
Other	22,614	22,770
Taxes accrued	48,074	228,168
Accumulated deferred income taxes	5,276	6,678
Interest accrued	13,589	45,109
Obligations under capital leases	30,236	27,716
Other	1,656	1,811
TOTAL	144,035	355,241

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	256,573	267,913
Accumulated deferred investment tax credits	70,398	72,136
Obligations under capital leases	41,812	63,307
Other regulatory liabilities	250,828	224,997
Decommissioning	330,670	318,927
Accumulated provisions	2,400	2,399
Long-term debt	799,872	819,642
Other	22,312	27,849
TOTAL	1,774,865	1,797,170

Commitments and Contingencies

SHAREHOLDER'S EQUITY
Common stock, no par value, authorized 1,000,000 shares;
issued and outstanding 789,350 shares in 2006 and 2005	789,350	789,350
Retained earnings	94,634	104,278
TOTAL	883,984	893,628

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$2,802,884	$3,046,039

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

Non-Nuclear Property Insurance (Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans)

See Note 8 to the domestic utility companies and System Energy financial statements in the Form 10-K for information on Entergy's non-nuclear property insurance program. Beginning in June 2006, the aggregation limit for all parties insured by Oil Insurance Limited for any one occurrence was reduced to $500 million. Most of Entergy's non-nuclear excess property insurance coverage includes a $75 million drop-down feature in the event of an OIL aggregation loss to which an Entergy loss contributes.

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

NOTE 2. RATE AND REGULATORY MATTERS

Storm Costs Recovery Filings with Retail Regulators

On July 31, 2006, Entergy Louisiana and Entergy Gulf States filed a supplemental and amending storm cost recovery application with the LPSC, in which Entergy Louisiana and Entergy Gulf States requested that the LPSC (1) review Entergy Louisiana's and Entergy Gulf States' testimony and exhibits relating to the costs associated with Hurricanes Katrina and Rita, and declare that those verified, actual storm-related costs through May 31, 2006 are $466.8 million for Entergy Louisiana and $200.3 million for Entergy Gulf States in the Louisiana jurisdiction and that those costs were prudently incurred; (2) declare that the annual revenue requirements associated with the recovery of those costs, based on a ten-year levelized rate are $54.4 million for Entergy Louisiana and $26.2 million for Entergy Gulf States; (3) authorize Entergy Louisiana and Entergy Gulf States to recover the costs through Storm Cost Recovery Riders (SCRRs) proposed by Entergy Louisiana and Entergy Gulf States; (4) declare that the storm costs incurred subsequent to May 31, 2006 are to be filed by Entergy Louisiana and Entergy Gulf States with the LPSC on an annual basis in connection with their annual formula rate plan (FRP) filings, and that the SCRRs be adjusted annually to reflect such costs and any insurance proceeds or CDBG funds actually received, with the adjusted amounts to be collected through the SCRRs to take effect contemporaneous with the effective date of rate changes under the FRP; (5) declare that the storm-related costs incurred by Entergy Louisiana and Entergy Gulf States meet the conditions set forth in the FRP for exclusion from the sharing provisions in those FRPs and authorize the permanent recovery of storm costs outside of the FRPs adopted by the LPSC for Entergy Louisiana and Entergy Gulf States; and (6) authorize the funding of a storm reserve through securitization sufficient to fund a storm cost reserve of $132 million for Entergy Louisiana and $81 million for Entergy Gulf States. Hearings on the application are scheduled for the first quarter 2007.

In July 2006, Entergy Gulf States filed an application with the PUCT with respect to the $393.2 million of Hurricane Rita reconstruction costs incurred in its Texas retail jurisdiction through March 31, 2006. The filing asks the PUCT to determine that $393.2 million is the amount of reasonable and necessary hurricane reconstruction costs eligible for securitization and recovery, approve the recovery of carrying costs, and approve the manner in which Entergy Gulf States-Texas allocates those costs among its retail customer classes.  If approved, Entergy Gulf States' application will ultimately affect all its retail customers in Texas. Entergy Gulf States' filing does not request recovery of costs through a specific rider on customer bills or through any other means at this time. The hearing before the PUCT on the filing is scheduled for November 2006. This is the first of two filings authorized by a law passed earlier this year in a special session of the Texas Legislature. A second filing will request securitization and recovery of the eligible costs through retail rates and tariffs. Entergy Gulf States expects to make the second filing following the conclusion of the reconstruction cost case.

As discussed in the Form 10-K, in December 2005, Entergy Mississippi filed with the MPSC a Notice of Intent to change rates by implementing a Storm Damage Rider to recover storm damage restoration costs associated with Hurricanes Katrina and Rita totaling approximately $84 million as of November 30, 2005.  In February 2006, Entergy Mississippi filed an Application for an Accounting Order seeking certification by the MPSC of Entergy Mississippi's estimated $36 million of storm restoration costs not included in the December 2005 filing. In March 2006, the Governor signed a law that established a mechanism by which the MPSC may authorize and certify an electric utility financing order and the state may issue general obligation bonds to pay the costs of repairing damage caused by Hurricane Katrina to the systems of investor-owned electric utilities.  Because of the passage of this law and the possibility of Entergy Mississippi obtaining CDBG funds for Hurricane Katrina storm restoration costs, in March 2006, the MPSC issued an order approving a Joint Stipulation between Entergy Mississippi and the Mississippi

Public Utilities Staff that provided for the review of Entergy Mississippi's total storm restoration costs in the Application for an Accounting Order proceeding.  The Stipulation stated that the procedural schedule of the December 2005 Notice of Intent filing should be suspended until the MPSC issues a final order in the Application for an Accounting Order proceeding.

In June 2006, the MPSC issued an order certifying Entergy Mississippi's Hurricane Katrina restoration costs incurred through March 31, 2006 of $89 million, net of estimated insurance proceeds. Two days later Entergy Mississippi filed a request with the Mississippi Development Authority for $89 million of CDBG funding for reimbursement of its infrastructure restoration costs. Entergy Mississippi also filed a Petition for Financing Order with the MPSC for authorization of state general obligation bond financing of $169 million for Hurricane Katrina restoration costs and future storm costs. The $169 million amount includes Hurricane Katrina restoration costs plus $80 million to build Entergy Mississippi's storm damage reserve for the future. The amount financed through the bonds will be reduced dollar for dollar by any CDBG funds that Entergy Mississippi receives. Pursuant to the legislation, the MPSC must issue a financing order by the end of October 2006.

Deferred Fuel Costs

See Note 2 to the domestic utility companies and System Energy financial statements in the Form 10-K for information regarding fuel proceedings involving the domestic utility companies. The following are updates to the Form 10-K.

Entergy Arkansas

In March 2006, Entergy Arkansas filed with the APSC its annual redetermination of the energy cost rate for application to the period April 2006 through March 2007. The filed energy cost rate of $0.02827 per kWh was proposed to replace the interim rate of $0.01900 per kWh that had been in place since October 2005. The interim energy cost rate is discussed in the Form 10-K, along with the investigation that the APSC commenced concerning Entergy Arkansas' interim energy cost rate. The increase in the energy cost rate is due to increases in the cost of purchased power primarily due to the natural gas cost increase and the effect that Hurricanes Katrina and Rita had on market conditions, increased demand for purchased power during the ANO 1 refueling and steam generator replacement outage in the fall of 2005, and coal plant generation curtailments during off-peak periods due to coal delivery problems.

On March 31, 2006, the APSC suspended implementation of the $0.02827 per kWh energy cost rate, and ordered that the $0.01900 per kWh interim rate remain in effect pending the APSC proceedings on the energy cost recovery filings. The APSC also extended its investigation into Entergy Arkansas' interim energy cost rate to cover the costs included in Entergy Arkansas' March 2006 filing. The extended investigation does not identify new issues in addition to the four issues listed in the Form 10-K and covers the same time period. On April 7, 2006, the APSC issued a show cause order in the investigation proceeding that ordered Entergy Arkansas to file a cost of service study by June 8, 2006. The order also directed Entergy Arkansas to file testimony to support the cost of service study, to support the $0.02827 per kWh cost rate, and to address the general topic of elimination of the energy cost recovery rider.

Entergy Arkansas filed for rehearing of the APSC's orders, asking that the energy cost rate filed in March 2006 be implemented in May 2006 subject to refund, asserting that the APSC did not follow appropriate procedures in suspending the operation of the energy cost recovery rider, and asking the APSC to rescind its show cause order. On May 8, 2006 the APSC denied Entergy Arkansas' requests for rehearing. Entergy Arkansas appealed the APSC's decision, but later filed a motion to dismiss the appeal following the APSC's decision described below.

In June 2006, Entergy Arkansas once again filed a motion with the APSC seeking to implement the redetermined energy cost rate of $0.02827 per kWh. After a hearing the APSC approved Entergy Arkansas' request and the redetermined rate was implemented in July 2006, subject to refund pending the outcome of the APSC energy cost recovery investigation. Because of the delay in implementing the redetermined energy cost rate, Entergy Arkansas estimated in its motion that $46 million of energy costs would remain under-recovered at December 31, 2006.

A hearing in the APSC energy cost recovery investigation is scheduled for October 2006.

On June 7, 2006, Entergy Arkansas filed the cost of service study ordered by the APSC. On that date Entergy Arkansas also filed notice with the APSC that it intends to file for a change in base rates within 60 to 90 days of its notice. Entergy Arkansas expects to make that filing in August 2006.

Entergy Gulf States

On March 1, 2006, Entergy Gulf States filed with the PUCT an application to implement an interim fuel surcharge in connection with the under-recovery of $97 million including interest of eligible fuel costs for the period August 2005 through January 2006. This surcharge is in addition to an interim surcharge that went into effect in January 2006. Entergy Gulf States entered into a unanimous settlement that reduced the requested surcharge for actual over-collections from the months of February and March 2006, resulting in a surcharge of $78.8 million to be implemented over a twelve-month period beginning in June 2006. The PUCT approved the surcharge in June 2006. Amounts collected through the interim fuel surcharges are subject to final reconciliation in a future fuel reconciliation proceeding.

In May 2006, Entergy Gulf States filed with the PUCT a fuel and purchased power reconciliation case covering the period September 2003 through December 2005 for costs recoverable through the Texas fixed fuel factor rate and the incremental purchased capacity recovery rider. Entergy Gulf States is reconciling $1.6 billion of fuel and purchased power costs on a Texas retail basis. Hearings are scheduled for February 2007 and a PUCT decision is expected in July 2007.

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

Filings with the APSC (Entergy Arkansas)

As discussed above in "Deferred Fuel Costs," on June 7, 2006, Entergy Arkansas filed notice with the APSC that it intends to file for a change in base rates within 60 to 90 days of its notice. Entergy Arkansas expects to make that filing in August 2006.

Filings with the PUCT and Texas Cities (Entergy Gulf States)

As discussed in the Form 10-K, in August 2005, Entergy Gulf States filed with the PUCT an application for recovery of its transition to competition costs. Entergy Gulf States requested recovery of $189 million in transition to competition costs through implementation of a 15-year rider to be effective no later than March 1, 2006. The $189 million represents transition to competition costs Entergy Gulf States incurred from June 1, 1999 through June 17, 2005 in preparing for competition in its service area, including attendant AFUDC, and all carrying costs projected to be incurred on the transition to competition costs through February 28, 2006. The $189 million is before any gross-up for taxes or carrying costs over the 15-year recovery period. Entergy Gulf States reached a unanimous settlement agreement on all issues with the active parties in the transition to competition cost recovery case. The agreement allows Entergy Gulf States to recover $14.5 million per year in transition to competition costs over a 15-year period. Entergy Gulf States implemented interim rates based on this revenue level on March 1, 2006. The PUCT approved the settlement agreement in June 2006.

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

In May 2006, Entergy Gulf States made its formula rate plan filing with the LPSC for the 2005 test year. The filing shows that Entergy Gulf States' return on equity was within the allowed bandwidth. The filing also indicates that under the formula rate plan rider for approved capacity additions, a $7.1 million rate increase is required to recover LPSC-approved incremental deferred and ongoing capacity requirements. The filing is subject to a period of LPSC Staff review, and rate changes associated with the formula rate plan are scheduled to take effect with the first billing cycle of September 2006.

(Entergy Louisiana)

In May 2006, Entergy Louisiana made its formula rate plan filing with the LPSC for the 2005 test year. The filing shows that Entergy Louisiana's return on equity was within the allowed bandwidth. The filing also indicates that under the formula rate plan rider for approved capacity additions, a $121 million rate increase is required to recover LPSC-approved incremental deferred and ongoing capacity requirements. Entergy Louisiana requested recovery of the capacity deferrals over a three-year period, including carrying charges. $51 million of the rate increase is associated with these deferrals. The remaining $70 million of the rate increase is associated with ongoing capacity costs. The filing is subject to a period of LPSC Staff review, and rate changes associated with the formula rate plan are scheduled to take effect with the first billing cycle of September 2006.

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

Filings with the MPSC (Entergy Mississippi)

Formula Rate Plan Filings

In March 2006, Entergy Mississippi made its annual scheduled formula rate plan filing with the MPSC.  The filing was amended by an April 2006 filing.  The amended filing showed that an increase of $3.1 million in electric revenues is warranted.  The MPSC has approved a settlement providing for a $1.8 million rate increase, which will be implemented in August 2006.

Filings with the City Council (Entergy New Orleans)

In June 2006, Entergy New Orleans made its annual formula rate plan filings with the City Council.  The filings show various alternatives to reflect the effect of Entergy New Orleans' lost customers and decreased revenue. Entergy New Orleans' recommended alternative adjusts for lost customers and assumes that the City Council's June 2006 decision to allow recovery of all Grand Gulf costs through the fuel adjustment clause stays in place (a portion of Grand Gulf costs was previously recovered through base rates). Under that alternative, annual increases of $6.4 million in electric base rate revenues (an increase of 4.4%) and $22.8 million in gas base rate revenues (an increase of 160.9%) are warranted. The filings triggered the prescribed four-month period for review by the City Council's Advisors and other parties, and rate adjustments, if any, could be implemented as soon as the first billing cycle of November 2006.

At the same time as it made its formula rate plan filings, Entergy New Orleans also filed with the City Council a request to implement two storm-related riders. With the first rider, Entergy New Orleans seeks to recover over a ten-year period the $114 million in electric restoration costs and the $25 million in gas restoration costs that it has actually spent through March 31, 2006. Entergy New Orleans also proposed semiannual filings to update the rider for additional restoration spending and also to consider the receipt of CDBG funds or insurance proceeds that it may receive. With the second rider, Entergy New Orleans seeks to establish over a ten-year period a $150 million storm reserve to provide for the risk of another storm. Entergy New Orleans requested that the City Council consider the proposed riders within the same time frame as the formula rate plans, which would allow implementation as soon as the first billing cycle of November 2006.

NOTE 3. LINES OF CREDIT, RELATED SHORT-TERM BORROWINGS, AND LONG-TERM DEBT

The short-term borrowings of the domestic utility companies (other than Entergy New Orleans) and System Energy are limited to amounts authorized by the FERC. The current FERC-authorized limits are effective through March 31, 2008. In addition to borrowing from commercial banks, these companies are authorized under a FERC order to borrow from the Entergy System money pool. The money pool is an inter-company borrowing arrangement designed to reduce Entergy's subsidiaries' dependence on external short-term borrowings. Borrowings from the money pool and external borrowings combined may not exceed the FERC authorized limits. There were no external short-term borrowings outstanding for the domestic utility companies (other than Entergy New Orleans) and System Energy as of June 30, 2006. The following are the FERC-authorized limits for short-term borrowings effective February 2006 and the outstanding short-term borrowings from the money pool for the domestic utility companies (other than Entergy New Orleans) and System Energy as of June 30, 2006:

	Authorized	Borrowings
	(In Millions)

Entergy Arkansas	$250	-
Entergy Gulf States	$350	-
Entergy Louisiana	$250	$90.9
Entergy Mississippi	$175	-
System Energy	$200	-

Under a savings provision in PUHCA 2005, which repealed PUHCA 1935, Entergy New Orleans may continue to be a participant in the money pool to the extent authorized by its SEC PUHCA 1935 order. However, Entergy New Orleans has not, and does not expect to make, any additional money pool borrowings while it is in bankruptcy proceedings. Entergy New Orleans had $35.6 million in borrowings outstanding from the money pool as of its bankruptcy filing date, September 23, 2005. The money pool borrowings reflected on Entergy New Orleans' Balance Sheet as of June 30, 2006 are classified as a pre-petition obligation subject to compromise.

Entergy Arkansas, Entergy Gulf States, and Entergy Mississippi, each have credit facilities available as of June 30, 2006 as follows:
Company	Expiration Date	Amount of Facility	Amount Drawn as of June 30, 2006

Entergy Arkansas	April 2007	$85 million	-
Entergy Gulf States	February 2011	$25 million (a)	-
Entergy Mississippi	May 2007	$30 million (b)	-
Entergy Mississippi	May 2007	$20 million (b)	-

(a)	The credit facility allows Entergy Gulf States to issue letters of credit against the borrowing capacity of the facility. As of June 30, 2006, $1.4 million in letters of credit had been issued.
(b)	Borrowings under the Entergy Mississippi facilities may be secured by a security interest in its accounts receivable.

In May 2006, Entergy Mississippi increased its $25 million credit facility to $30 million and renewed it through May 2007. Entergy Mississippi also entered into a new $20 million credit facility through May 2007.

In August 2006, Entergy Gulf States increased the capacity of its credit facility to $50 million.

In addition, Entergy New Orleans, which is currently in bankruptcy and is no longer consolidated in Entergy's financial statements, had a 364-day credit facility in the amount of $15 million which expired in May 2006. As of June 30, 2006, the full amount of the credit facility remains outstanding under bankruptcy protection. In July 2006, the bankruptcy judge authorized Entergy New Orleans to set off $15 million of its cash currently held by the lender against the outstanding debt on the credit facility.

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

Entergy New Orleans Debtor-in-Possession Credit Facility

See Note 4 to the domestic utility companies and System Energy financial statements in the Form 10-K for a discussion of the Entergy New Orleans $200 million debtor-in-possession (DIP) credit facility. As discussed in the Form 10-K, the bankruptcy court issued its order in December 2005 giving final approval for the credit facility, and the indenture trustee for Entergy New Orleans' first mortgage bonds appealed the order. On March 29, 2006 the bankruptcy court approved a settlement among Entergy New Orleans, Entergy Corporation, and the indenture trustee, and the indenture trustee dismissed its appeal. As of June 30, 2006, Entergy New Orleans had approximately $40 million of outstanding borrowings under the DIP credit facility.

As discussed in the Form 10-K, borrowings under the DIP credit facility are due in full, and the agreement will terminate, at the earliest of several times or events, including August 23, 2006. Entergy and Entergy New Orleans have agreed to an amendment to the DIP credit agreement that extends the August 23, 2006 maturity date to August 23, 2007, and this amendment is subject to bankruptcy court approval. Entergy New Orleans has filed a motion with the bankruptcy court to authorize Entergy New Orleans to enter into the amendment, which is set for hearing August 16, 2006.

The interest rate on borrowings under the DIP credit agreement will be the average interest rate of borrowings outstanding under Entergy Corporation's $2 billion revolving credit facility, which is currently approximately 5.8% per annum.

Long-term Debt

The following long-term debt has been issued by the domestic utility companies and System Energy in 2006:

	Issue Date	Amount
		(In Thousands)
Mortgage Bonds:
5.92% Series due February 2016 - Entergy Mississippi	January 2006	$100,000
Other Long-term Debt:
4.60% Series due October 2017, Jefferson County - Arkansas (Entergy Arkansas) (secured by a series of collateral first mortgage bonds)	June 2006	$54,700

The following long-term debt was retired by domestic utility companies and System Energy in 2006:
	Retirement Date	Amount
		(In Thousands)
Other Long-term Debt:
5.95% Series due December 2023, St. Charles Parish - (Entergy Louisiana)	June 2006	$25,000
Grand Gulf Lease Obligation payment	N/A	$22,989
Retirements after the balance sheet date:
5.6% Series due October 2017, Jefferson County - Arkansas (Entergy Arkansas)	July 2006	$45,500
6.3% Series due June 2018, Jefferson County - Arkansas (Entergy Arkansas)	July 2006	$9,200

Entergy Mississippi used the proceeds from the January 2006 issuance to purchase the Attala power plant from Central Mississippi Generating Company, LLC and to repay short-term indebtedness.

Entergy Arkansas used the proceeds from the June 2006 issuance to redeem, prior to maturity, $45.5 million of 5.6% Series of Jefferson County bonds and $9.2 million of 6.3% Series of Jefferson County bonds in July 2006. The issuance is shown as a non-cash transaction on the cash flow statement since the proceeds were placed in a trust and never held as cash by Entergy Arkansas.

NOTE 4. PREFERRED STOCK

(Entergy Arkansas)

In March 2006, Entergy Arkansas issued 3,000,000 shares of $25 par value 6.45% Series Preferred Stock, all of which were outstanding as of June 30, 2006. The dividends are cumulative and payable quarterly beginning July 1, 2006. The preferred stock is redeemable on or after April 1, 2011, at Entergy Arkansas' option, at the call price of $25 per share. In April 2006, Entergy Arkansas used the proceeds from this issuance to redeem the following preferred stock:
Series of Entergy Arkansas Preferred Stock	Redemption Price Per Share

7.32% Preferred Stock, Cumulative, $100.00 par value	$103.17
7.80% Preferred Stock, Cumulative, $100.00 par value	$103.25
7.40% Preferred Stock, Cumulative, $100.00 par value	$102.80
7.88% Preferred Stock, Cumulative, $100.00 par value	$103.00
$1.96 Preferred Stock, Cumulative, $0.01 par value	$ 25.00

(Entergy New Orleans)

Since the filing of the bankruptcy proceedings, Entergy New Orleans has not been able to declare and pay dividends on its 4.75% preferred stock for three quarters. As discussed further in the Form 10-K, if dividends with respect to the 4.75% preferred stock are not paid for four quarters, the holders of these shares would have the right to elect a majority of the Entergy New Orleans board of directors.  Entergy New Orleans filed a motion in the bankruptcy court seeking authority to recommence paying dividends to the holders of the 4.75% preferred shares. After a hearing on the motion on May 3, 2006, the court granted Entergy New Orleans the authority to pay dividends to the holders of the 4.75% preferred shares, beginning with the dividend due on July 1, 2006, and thereafter, unless objections are filed by creditors forty-five days in advance of a dividend payment date. If any objections are filed, the matter would be heard by the bankruptcy court. Entergy New Orleans declared and paid the dividend due on July 1, 2006, and intends to declare and pay the dividends on the 4.75% preferred shares each quarter pending resolution of its plan of reorganization.

NOTE 5. RETIREMENT AND OTHER POSTRETIREMENT BENEFITS

Components of Net Pension Cost

The domestic utility companies' and System Energy's qualified pension cost, including amounts capitalized, for the second quarters of 2006 and 2005, included the following components:
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

The domestic utility companies' and System Energy's pension cost, including amounts capitalized, for the six months ended June 30, 2006 and 2005, included the following components:
	Entergy	Entergy	Entergy	Entergy	Entergy	System
2006	Arkansas	Gulf States	Louisiana	Mississippi	New Orleans	Energy
	(In Thousands)
Service cost - benefits earned
during the period	$7,252	$5,986	$4,365	$2,154	$1,002	$2,062
Interest cost on projected
benefit obligation	19,830	15,828	12,103	6,504	2,563	3,209
Expected return on assets	(19,668)	(20,351)	(14,227)	(7,366)	(1,767)	(3,551)
Amortization of prior service cost	831	617	281	257	112	24
Amortization of loss	4,875	1,280	3,018	1,449	1,018	334
Net pension cost	$13,120	$3,360	$5,540	$2,998	$2,928	$2,078

	Entergy	Entergy	Entergy	Entergy	Entergy	System
2005	Arkansas	Gulf States	Louisiana	Mississippi	New Orleans	Energy
	(In Thousands)
Service cost - benefits earned
during the period	$6,658	$5,408	$3,914	$2,010	$872	$1,888
Interest cost on projected
benefit obligation	18,230	14,470	11,050	5,996	2,296	2,826
Expected return on assets	(18,018)	(19,418)	(13,332)	(7,132)	(1,462)	(2,648)
Amortization of transition asset	-	-	-	-	-	(138)
Amortization of prior service cost	830	756	326	256	114	34
Amortization of loss	3,226	2,426	1,460	1,054	302	458
Net pension cost	$10,926	$3,642	$3,418	$2,184	$2,122	$2,420

The domestic utility companies recognized the following pension cost for their non-qualified pension plans in the second quarters of 2006 and 2005:

	Entergy	Entergy	Entergy	Entergy	Entergy
	Arkansas	Gulf States	Louisiana	Mississippi	New Orleans
	(In Thousands)
Non-Qualified Pension Cost Second Quarter 2006	$113	$220	$5	$36	$54
Non-Qualified Pension Cost Second Quarter 2005	$101	$296	$6	$37	$51

The domestic utility companies recognized the following pension cost for their non-qualified pension plans for the six months ended June 30, 2006 and 2005:

	Entergy	Entergy	Entergy	Entergy	Entergy
	Arkansas	Gulf States	Louisiana	Mississippi	New Orleans
	(In Thousands)
Non-Qualified Pension Cost Six Months Ended June 30, 2006	$226	$439	$11	$73	$107
Non-Qualified Pension Cost Six Months Ended June 30, 2005	$203	$593	$11	$75	$102

Components of Net Other Postretirement Benefit Cost

The domestic utility companies' and System Energy's other postretirement benefit cost, including amounts capitalized, for the second quarters of 2006 and 2005, included the following components:

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

The domestic utility companies' and System Energy's other postretirement benefit cost, including amounts capitalized, for the six months ended June 30, 2006 and 2005, included the following components:
	Entergy	Entergy	Entergy	Entergy	Entergy	System
2006	Arkansas	Gulf States	Louisiana	Mississippi	New Orleans	Energy
	(In Thousands)
Service cost - benefits earned
during the period	$2,674	$2,508	$1,708	$838	$464	$828
Interest cost on APBO	5,688	5,494	3,712	1,888	1,712	814
Expected return on assets	(3,594)	(2,978)	-	(1,418)	(1,222)	(842)
Amortization of transition obligation	410	302	192	176	832	4
Amortization of prior service cost	(816)	-	(48)	(274)	20	(602)
Amortization of loss	3,342	2,004	1,786	1,288	686	414
Net other postretirement benefit cost	$7,704	$7,330	$7,350	$2,498	$2,492	$616

	Entergy	Entergy	Entergy	Entergy	Entergy	System
2005	Arkansas	Gulf States	Louisiana	Mississippi	New Orleans	Energy
	(In Thousands)
Service cost - benefits earned
during the period	$2,314	$3,268	$1,378	$726	$384	$830
Interest cost on APBO	5,178	5,848	3,346	1,666	1,578	788
Expected return on assets	(3,274)	(2,732)	-	(1,338)	(1,158)	(774)
Amortization of transition obligation	410	1,894	190	176	870	8
Amortization of prior service cost	(346)	-	36	(92)	20	(278)
Amortization of loss	2,552	1,540	1,382	942	422	292
Net other postretirement benefit cost	$6,834	$9,818	$6,332	$2,080	$2,116	$866

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

	Entergy	Entergy	Entergy	Entergy	Entergy	System
	Arkansas	Gulf States	Louisiana	Mississippi	New Orleans	Energy
	(In Thousands)
Expected 2006 pension contributions disclosed in Form 10-K	$114,544	$22,102	$54,048	$16,357	$ -	$13,037
Pension contributions made through July 2006	$48,614	$13,398	$20,298	$7,211	$ -	$8,262
Remaining estimated pension contributions to be made in 2006	$65,930	$8,704	$33,750	$9,146	$ -	$4,775

Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Medicare Act)

Based on actuarial analysis, the estimated impact of future Medicare subsidies reduced the December 31, 2005 Accumulated Postretirement Benefit Obligation (APBO), the second quarters 2006 and 2005 other postretirement benefit cost, and the six months ended June 30, 2006 and 2005 for the domestic utility companies and System Energy as follows:

	Entergy	Entergy	Entergy	Entergy	Entergy	System
	Arkansas	Gulf States	Louisiana	Mississippi	New Orleans	Energy
	(In Thousands)
Reduction in 12/31/2005 APBO	($42,337)	($36,740)	($23,640)	($14,407)	($11,206)	($5,972)
Reduction in second quarter 2006 other postretirement benefit cost	($1,562)	($1,332)	($865)	($512)	($376)	($268)
Reduction in second quarter 2005 other postretirement benefit cost	($1,446)	($1,269)	($790)	($476)	($350)	($245)
Reduction in six months ended June 30, 2006 other postretirement benefit cost	($3,124)	($2,664)	($1,730)	($1,024)	($752)	($536)
Reduction in six months ended June 30, 2005 other postretirement benefit cost	($2,892)	($2,538)	($1,580)	($952)	($700)	($490)

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

In April 2006, the bankruptcy judge extended the exclusivity period for filing a plan of reorganization by Entergy New Orleans to August 21, 2006. Entergy New Orleans has filed another motion to extend the exclusivity period for filing its plan of reorganization, requesting that the deadline be extended an additional 120 days until December 19, 2006. The court entered an order extending the August 21, 2006 date for Entergy New Orleans' exclusive right to file a plan of reorganization until the court can hear and rule on Entergy New Orleans' motion to extend, which was set for hearing on September 18, 2006. In order to file a plan of reorganization no later than December 2006, Entergy New Orleans believes that it needs resolution of its June 2006 formula rate plan and storm rider filings and commitment on timing and amount of CDBG funds. If the motion to extend is granted, Entergy New Orleans will have the exclusive right to file its plan of reorganization until December 19, 2006, and will have until February 15, 2007 to obtain acceptances of its plan by each class of impaired creditors.

The bankruptcy judge set a date of April 19, 2006 by which creditors with prepetition claims against Entergy New Orleans must, with certain exceptions, file their proofs of claim in the bankruptcy case. Approximately 500 claims have been filed thus far in Entergy New Orleans' bankruptcy proceeding. Entergy New Orleans is currently analyzing the accuracy and validity of the claims filed, and has begun seeking withdrawal or modification of claims or objecting to claims with which it disagrees.

Certain pre-petition liabilities have been classified as liabilities subject to compromise in Entergy New Orleans' Balance Sheet as of June 30, 2006 and December 31, 2005. The following table summarizes the components of liabilities subject to compromise as of June 30, 2006 and December 31, 2005:
	June 30, 2006	December 31, 2005
	(In Thousands)

Accounts payable - Associated companies	$64,893	$46,815
Accounts payable - Other	25,000	25,000
Interest accrued	1,473	1,473
Accumulated provisions	5,709	5,770
Long-term debt	229,867	229,859
Total Liabilities Subject to Compromise	$326,942	$308,917

Payment terms for the amount classified as subject to compromise will be established in connection with a plan of reorganization.

The accompanying financial statements have been prepared on the basis that Entergy New Orleans will continue as a going concern. Entergy New Orleans' filing for protection under Chapter 11 of the United States Bankruptcy Code as a result of the liquidity issues caused by Hurricane Katrina gives rise to substantial doubt regarding Entergy New Orleans' ability to continue as a going concern for a reasonable period of time, primarily because of the loss of control inherent in the bankruptcy process. The financial statements do not include any adjustments that might result from the outcome of this uncertainty including adjustments relating to the recoverability and classification of recorded asset amounts or to the amounts and classification of liabilities that may be necessary if Entergy New Orleans is unable to continue as a going concern. The financial statements also do not attempt to reflect liabilities at the priority or status of any claims that the holders of such liabilities will have.

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
  The amount of assistance, if any, from federal and state government, and the timing of that funding, including Entergy New Orleans' intended application for CDBG funding;
  The level of economic recovery of New Orleans;
  The number of customers that return to New Orleans, and the timing of their return; and
  The amount and timing of any regulatory recovery approved by the City Council.

NOTE 7. ACCOUNTING POLICY UPDATES

Revenue and Fuel Costs

Entergy recognizes revenue from electric power and gas sales when it delivers power or gas to its customers. To the extent that deliveries have occurred but a bill has not been issued, the domestic utility companies accrue an estimate of the revenues for energy delivered since the latest billings. Entergy calculates the estimate based upon several factors including billings through the last billing cycle in a month, actual generation in the month, historical line loss factors, and prices in effect in the domestic utility companies' various jurisdictions. Each month the estimated unbilled revenue amounts are recorded as revenue and unbilled accounts receivable, and the prior month's estimate is reversed. Therefore, changes in price and volume differences resulting from factors such as weather affect the calculation of unbilled revenues from one period to the next, and may result in variability in reported revenues from one period to the next as prior estimates are so recorded and reversed.

Prior to 2006, Entergy Louisiana and the Louisiana portion of Entergy Gulf States included a component of fuel cost recovery in their unbilled revenue calculations. Effective January 1, 2006, this fuel component of unbilled accounts receivable was reclassified to deferred fuel and is no longer included in the unbilled revenue calculations for Entergy Louisiana and the Louisiana portion of Entergy Gulf States, which is in accordance with regulatory treatment.

Application of SFAS 71

During 2005 and 2006 Entergy filed notices with the FERC to withdraw its market-based rate authority for wholesale transactions in the Entergy control area and submitted new cost-based rates to the FERC for approval. During the second quarter of 2006, the FERC issued an order accepting the cost based rates filed by Entergy. As described further in Note 1 to the domestic utility companies and System Energy financial statements in the Form 10-K, the domestic utility companies and System Energy apply the provisions of SFAS 71 to operations that meet three criteria including that rates are approved by a regulator, are cost-based and can be charged to and collected from customers. As also described in Note 1 to the domestic utility companies and System Energy financial statements in the Form 10-K, Entergy Gulf States did not apply regulatory accounting principles to its wholesale jurisdiction. The FERC decision in the second quarter of 2006 results in Entergy Gulf States meeting the SFAS 71 criteria discussed above for its wholesale jurisdiction and, therefore, Entergy Gulf States reinstated the application of regulatory accounting principles to its wholesale business which resulted in a regulatory credit of approximately $4.5 million during the second quarter of 2006.

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

Part I, Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of June 30, 2006, evaluations were performed under the supervision and with the participation of Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy Resources (individually "Registrant" and collectively the "Registrants") management, including their respective Chief Executive Officers (CEO) and Chief Financial Officers (CFO). The evaluations assessed the effectiveness of the Registrants' disclosure controls and procedures. Based on the evaluations, each CEO and CFO has concluded that, as to the Registrant or Registrants for which they serve as CEO or CFO, the Registrant's or Registrants' disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms; and that the Registrant's or Registrants' disclosure controls and procedures are also effective in reasonably assuring that such information is accumulated and communicated to the Registrant's or Registrants' management, including their respective CEOs and CFOs, as appropriate to allow timely decisions regarding required disclosure.

ENTERGY CORPORATION AND SUBSIDIARIES

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See "PART I, Item 1, Litigation" in the Form 10-K for a discussion of legal proceedings affecting Entergy. Following are updates to that discussion.

Texas Power Price Lawsuit

See "Texas Power Price Lawsuit" in Part I, Item 1 of the Form 10-K for a discussion of the lawsuit filed in the district court of Chambers County, Texas by Texas residents on behalf of a purported class apparently of the Texas retail customers of Entergy Gulf States who were billed and paid for electric power from January 1, 1994 to the present. In April 2006, the Court of Appeals denied a motion for rehearing of the decision to remand the case to the district court.  In May 2006, Entergy filed a petition for discretionary review with the Texas Supreme Court.

Entergy New Orleans Rate of Return Lawsuit and Entergy New Orleans Fuel Clause Litigation

See "Entergy New Orleans Rate of Return Lawsuit" in Part I, Item 1 of the Form 10-K for a discussion of the lawsuit filed by a group of residential and business ratepayers against Entergy New Orleans in state court in Orleans Parish purportedly on behalf of all ratepayers in New Orleans.  In accordance with the procedural schedule, the evidentiary record and post-hearing briefs of the parties were submitted to the City Council in March 2006. In April 2006, the City Council unanimously approved a resolution dismissing with prejudice the plaintiffs' claims. The plaintiffs appealed the resolution to the Civil District Court for the Parish of Orleans. The district court has not yet issued a procedural schedule for the appeal.

Additionally, in the Entergy New Orleans bankruptcy proceeding, the complaint filed by the named plaintiffs in the Entergy New Orleans rate of return lawsuit, together with the named plaintiffs in the Entergy New Orleans fuel clause lawsuit, asking the court to declare that Entergy New Orleans, Entergy Corporation, and Entergy Services are a single business enterprise, and as such, are liable in solido with Entergy New Orleans for any claims asserted in the Entergy New Orleans rate of return lawsuit and the Entergy New Orleans fuel clause lawsuit, was dismissed on April 26, 2006. The matter is on appeal to the U.S. District Court for the Eastern District of Louisiana. In addition, in April 2006, proofs of claim were filed by the plaintiffs in the Entergy New Orleans rate of return lawsuit and by the plaintiffs in the Entergy New Orleans fuel adjustment clause litigation relating to both the City Council and class action proceedings. The plaintiffs in the Entergy New Orleans rate of return lawsuit and the plaintiffs in the Entergy New Orleans fuel adjustment clause litigation also filed for class certification. In July 2006, the bankruptcy court denied the request for class certification. The individual claims of the approximately 14 individual named plaintiffs remain pending in the bankruptcy proceeding, and it is uncertain whether the bankruptcy judge will re-open the bar date for other ratepayers to file individual proofs of claim based on the allegations in the two lawsuits.

Murphy Oil Lawsuit

See "Murphy Oil Lawsuit" in Part I, Item 1 of the Form 10-K for a discussion of the several lawsuits filed in state court in St. Bernard Parish, Louisiana against Murphy Oil, Entergy Louisiana, and others for injuries they allegedly suffered as a result of an explosion at the refinery in June 1995. Claiborne P. Deming, who became a director of Entergy Corporation in 2002, is the President and Chief Executive Officer of Murphy Oil. Mr. Deming did not stand for re-election to the Entergy Corporation Board of Directors and his term expired in May 2006. In June 2006, the Louisiana Fourth Circuit Court of Appeal affirmed the trial court's allocation of fault against Entergy Louisiana, but reduced the amount of damages owed by Entergy Louisiana to approximately $1.2 million. Murphy Oil filed a motion for rehearing seeking to have the appellate court reverse its decision to reduce the damages.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

In accordance with Entergy's stock-based compensation plans, Entergy periodically grants stock options to its employees that may be exercised to obtain shares of Entergy's common stock. According to the plans, these shares can be newly issued shares, treasury stock, or shares purchased on the open market. See Note 7 to the consolidated financial statements in the Form 10-K for additional discussion of the stock-based compensation plans. Entergy's management has been authorized to repurchase on the open market shares up to an amount sufficient to fund the exercise of grants under the plans, and this authorization does not have an expiration date. In August 2004, Entergy announced a program under which Entergy Corporation will repurchase up to $1.5 billion of its common stock. This repurchase program is incremental to the existing authority to repurchase shares to fund the exercise of employee stock options. As a result of Hurricanes Katrina and Rita, the $1.5 billion program was temporarily suspended, and the Board extended authorization for its completion through 2008. Entergy Corporation did not repurchase any shares of common stock during the six months ended June 30, 2006. At any point in time through 2008, Entergy Corporation may elect to repurchase shares to complete the remaining $400 million of authorization under the $1.5 billion program or to fund the exercise of grants under its employee based compensation plans.

Item 4. Submission of Matters to a Vote of Security Holders

Election of Board of Directors

Entergy Corporation

The annual meeting of stockholders of Entergy Corporation was held on May 12, 2006. The following matters were voted on and received the specified number of votes for, abstentions, votes withheld (against), and broker non-votes:

  Election of Directors:

Name of Nominee	Votes For	Votes Withheld

Maureen S. Bateman	181,913,615	3,159,171
W. Frank Blount	177,995,619	7,077,167
Simon D. deBree	181,832,243	3,240,543
Gary W. Edwards	181,813,592	3,259,194
Alexis M. Herman	180,732,615	4,340,171
Donald C. Hintz	181,413,474	3,659,312
J. Wayne Leonard	181,518,863	3,553,923
Stuart L. Levenick	182,579,969	2,492,817
Robert v.d. Luft*	181,366,991	3,705,795
James R. Nichols	181,459,874	3,612,912
William A. Percy, II	182,578,764	2,494,022
W. J. "Billy" Tauzin	182,310,093	2,762,693
Steven V. Wilkinson	182,683,898	2,388,888

  Mr. Luft retired from the Board effective August 1, 2006.

  Ratify the appointment of independent public accountants, Deloitte & Touche LLP for the year 2006: 182,954,456 votes for; 749,253 votes against; 1,369,075 abstentions; and 2 broker non-votes.

  Stockholder proposal regarding Majority Election of Directors: 72,133,704 votes for; 89,908,171 votes against; 2,642,450 abstentions; and 20,388,461 broker non-votes.

  Shareholder approval to amend the Certificate of Incorporation to eliminate supermajority vote requirement with respect to the removal of directors: 181,666,560 votes for; 1,892,364 votes against; and 1,513,862 abstentions.

  Shareholder approval of 2007 Equity Ownership and Long Term Cash Incentive Plan: 142,784,783 votes for; 20,133,978 votes against; 1,765,565 abstentions; and 20,388,460 broker non-votes.

Entergy Arkansas

A consent in lieu of a meeting of common stockholders was executed on June 22, 2006. The consent was signed on behalf of Entergy Corporation, the holder of all issued and outstanding shares of common stock. The common stockholder, by such consent, elected the following individuals to serve as directors constituting the Board of Directors of Entergy Arkansas: Hugh T. McDonald, Chairman, Leo P. Denault, Mark Savoff, and Richard J. Smith.

Entergy Gulf States

A consent in lieu of a meeting of common stockholders was executed on June 22, 2006. The consent was signed on behalf of Entergy Corporation, the holder of all issued and outstanding shares of common stock. The common stockholder, by such consent, elected the following individuals to serve as directors constituting the Board of Directors of Entergy Gulf States: Joseph F. Domino, Chairman, E. Renae Conley, Leo P. Denault, Mark Savoff, and Richard J. Smith.

Entergy Louisiana

A consent in lieu of a meeting of members was executed on June 22, 2006. The consent was signed on behalf of Entergy Louisiana Holdings, Inc., the holder of all issued and outstanding common membership interests. The holder of the common membership interests by such consent, elected the following individuals to serve as directors constituting the Board of Directors of Entergy Louisiana: E. Renae Conley, Chair, Leo P. Denault, Mark Savoff, and Richard J. Smith.

Entergy Mississippi

A consent in lieu of a meeting of common stockholders was executed on June 22, 2006. The consent was signed on behalf of Entergy Corporation, the holder of all issued and outstanding shares of common stock. The common stockholder, by such consent, elected the following individuals to serve as directors constituting the Board of Directors of Entergy Mississippi: Carolyn C. Shanks, Chairman, Leo P. Denault, Mark Savoff, and Richard J. Smith.

Entergy New Orleans

A consent in lieu of a meeting of common stockholders was executed on July 31, 2006. The consent was signed on behalf of Entergy Corporation, the holder of all issued and outstanding shares of common stock. The common stockholder, by such consent, elected the following individuals to serve as directors constituting the Board of Directors of Entergy New Orleans: Daniel F. Packer, Chairman, Tracie L. Boutte, and Roderick K. West.

System Energy

A consent in lieu of a meeting of common stockholders was executed on June 22, 2006. The consent was signed on behalf of Entergy Corporation, the holder of all issued and outstanding shares of common stock. The common stockholder, by such consent, elected the following individuals to serve as directors constituting the Board of Directors of System Energy: Gary J. Taylor, Chairman, Steven C. McNeal, and Leo P. Denault.

Item 5. Other Information

Executive Agreements (Entergy Corporation)

Grant of Restricted Stock Units to Chairman of the Board and Chief Executive Officer.  On August 3, 2006, the Personnel Committee of the Board of Directors of Entergy Corporation approved a grant of 100,000 restricted stock units ("Restricted Units") to Mr. J. Wayne Leonard, Entergy Corporation's Chairman of the Board and Chief Executive Officer.  The units were issued under Entergy's 1998 Equity Ownership Plan ("EOP") pursuant to a restricted unit agreement ("Restricted Unit Agreement").  Subject to Mr. Leonard's continued employment within the Entergy System, the Restricted Units will vest in equal installments on August 3, 2008 (50,000 units) and August 3, 2009 (50,000 units).  On the vesting date, Mr. Leonard will receive in cash for each vested unit the cash equivalent of a share of Entergy Corporation's common stock.  The Restricted Units do not accrue dividend equivalents.

Under certain conditions, Mr. Leonard's Restricted Units may vest on an earlier date under the terms and conditions set forth in the Restricted Unit Agreement, Mr. Leonard's October 2000 Retention Agreement ("Retention Agreement"), or the EOP, although Mr. Leonard will receive payment for accelerated vesting of the restricted units under only one of the acceleration provisions. Under the Restricted Unit Agreement, these accelerated vesting conditions include any one of the following events, as defined under the agreement: (i) termination of employment by Mr. Leonard for Good Reason; (ii) death or Disability; or (iii) termination of Mr. Leonard's employment for any reason other than Cause. "Good Reason" is generally defined in the Restricted Unit Agreement as (i) a substantial reduction in duties or responsibilities, (ii) a five percent or greater reduction in base salary, (iii) relocation to a location other than Entergy Corporation's corporate headquarters, and/or (iv) discontinuation of participation in certain compensation and other benefit plans (other than as a result of changes similarly affecting other executive officers).  Under the Retention Agreement, among other things, the Restricted Units may vest on an earlier date if Mr. Leonard's employment is terminated on account of a Qualifying Termination or a Merger Related Termination, as those terms are defined in the Retention Agreement. Under the EOP, the Restricted Units may vest on an earlier date if Mr. Leonard's employment is terminated on account of a Qualifying Event, as that term is defined in the EOP.

For additional information regarding Mr. Leonard's employment arrangements, see "Executive Retention Agreements- Retention Agreement with Mr. Leonard" in Entergy Corporation's proxy statement dated March 24, 2006.

Retention Agreement with Executive Vice President and Chief Financial Officer.  On August 3, 2006, the Personnel Committee of the Board of Directors approved a retention agreement to be entered into between Entergy Corporation and Leo P. Denault, its Executive Vice President and Chief Financial Officer ("Retention Agreement").  The Retention Agreement entitles Mr. Denault to receive certain benefits if his employment with a System Company is terminated under specified circumstances.  If Mr. Denault's employment should terminate prior to attainment of age 55 on account of a Termination Event, as defined in the Retention Agreement and described below, then Mr. Denault is entitled to receive, among other things, (a) 2.99 times his base salary and annual cash bonus, as described in the Retention Agreement; (b) Target LTIP Awards, described as the value of his unvested performance shares units (calculated at target payout levels) under the EOP and under the 2007 Equity Ownership and Long Term Cash Incentive Plan ("Equity Plan"), and (c) Other EOP Awards, described as the value of any unvested restricted shares, stock options, and other equity awards that may be granted under the Equity Plan.  If Mr. Denault's employment should terminate on or after attainment of age 55 on account of a Termination Event, as defined in the Retention Agreement and described below, then Mr. Denault is entitled to receive (a) SERP Credited Service and SERP Permission to Retire, as defined in the Retention Agreement; (b) Target LTIP Awards (as described above); and (c) Other EOP Awards (as described above).

"Termination Event" is generally defined to include (i) termination of Mr. Denault's employment by Entergy for reasons other than Cause or Disability, as defined in the Retention Agreement or (ii) Mr. Denault's termination of employment for "Good Reason" (as defined in the Retention Agreement and described above in the description of Mr. Leonard's Restricted Unit Agreement).

Should Mr. Denault, on or after attainment of 55, terminate employment for any reason other than a Termination Event, death or disability, then he shall be entitled to SERP Credited Service but not SERP Permission to Retire. If Mr. Denault should terminate employment at any time on account of death or Disability, then he or his estate shall receive (a) SERP Credited Service and SERP Permission to Retire or separate, in the case of Disability; (b) Target LTIP Awards (as described above); and (c) Other EOP Awards (as described above).

For additional information regarding Mr. Denault's employments arrangements, including his participation in an Entergy-sponsored executive severance plan, see "System Executive Continuity Plans" in Entergy Corporation's proxy statement dated March 24, 2006.  Cash payments otherwise payable under the Retention Agreement shall be offset, on a dollar for dollar basis, by cash payments under the System Executive Continuity Plan or any other severance program or arrangement.

The terms and conditions of Mr. Leonard's Restricted Unit Agreement and Mr. Denault's Retention Agreement are summaries and are qualified in their entirety by reference to the terms and conditions of the actual agreements, which are filed as Exhibits 10(a) and 10(b) to this Form 10-Q.

Earnings Ratios (Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

The domestic utility companies and System Energy have calculated ratios of earnings to fixed charges and ratios of earnings to combined fixed charges and preferred dividends/distributions pursuant to Item 503 of Regulation S-K of the SEC as follows:

	Ratios of Earnings to Fixed Charges
	Twelve Months Ended
	December 31,					June 30,
	2001	2002	2003	2004	2005	2006

Entergy Arkansas	3.29	2.79	3.17	3.37	3.75	3.71
Entergy Gulf States	2.36	2.49	1.51	3.04	3.34	3.46
Entergy Louisiana	2.76	3.14	3.93	3.60	3.50	2.98
Entergy Mississippi	2.14	2.48	3.06	3.41	3.16	2.89
Entergy New Orleans	(a)	(b)	1.73	3.60	1.22	1.62
System Energy	2.12	3.25	3.66	3.95	3.85	4.08

	Ratios of Earnings to Combined Fixed Charges and Preferred Dividends/Distributions
	Twelve Months Ended
	December 31,					June 30,
	2001	2002	2003	2004	2005	2006

Entergy Arkansas	2.99	2.53	2.79	2.98	3.34	3.29
Entergy Gulf States	2.21	2.40	1.45	2.90	3.18	3.32
Entergy Louisiana	2.76	3.14	3.93	3.60	3.50	2.81
Entergy Mississippi	1.96	2.27	2.77	3.07	2.83	2.64
Entergy New Orleans	(a)	(b)	1.59	3.31	1.12	1.54

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

Item 6. Exhibits *

3(a) -	Certificate of Amendment of the Certificate of Incorporation of Entergy Corporation dated June 12, 2006.

4(a) -	Sixty-sixth Supplemental Indenture, dated as of June 1, 2006, to Entergy Arkansas' Mortgage and Deed of Trust, dated as of October 1, 1944.

+10(a)	Restricted Unit Agreement between J. Wayne Leonard and Entergy Corporation.

+10(b)	Retention Agreement effective August 3, 2006 between Leo P. Denault and Entergy Corporation.

31(a) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Corporation.

31(b) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Corporation.

31(c) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Arkansas.

31(d) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Arkansas.

31(e) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Gulf States.

31(f) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Gulf States.

31(g) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Gulf States.

31(h) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Louisiana.

31(i) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Louisiana.

31(j) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Mississippi.

31(k) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Mississippi.

31(l) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy New Orleans.

136

31(m) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy New Orleans.

31(n) -	Rule 13a-14(a)/15d-14(a) Certification for System Energy.

31(o) -	Rule 13a-14(a)/15d-14(a) Certification for System Energy.

32(a) -	Section 1350 Certification for Entergy Corporation.

32(b) -	Section 1350 Certification for Entergy Corporation.

32(c) -	Section 1350 Certification for Entergy Arkansas.

32(d) -	Section 1350 Certification for Entergy Arkansas.

32(e) -	Section 1350 Certification for Entergy Gulf States.

32(f) -	Section 1350 Certification for Entergy Gulf States.

32(g) -	Section 1350 Certification for Entergy Gulf States.

32(h) -	Section 1350 Certification for Entergy Louisiana.

32(i) -	Section 1350 Certification for Entergy Louisiana.

32(j) -	Section 1350 Certification for Entergy Mississippi.

32(k) -	Section 1350 Certification for Entergy Mississippi.

32(l) -	Section 1350 Certification for Entergy New Orleans.

32(m) -	Section 1350 Certification for Entergy New Orleans.

32(n) -	Section 1350 Certification for System Energy.

32(o) -	Section 1350 Certification for System Energy.

99(a) -	Entergy Arkansas' Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

99(b) -	Entergy Gulf States' Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

99(c) -	Entergy Louisiana, LLC's Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Distributions, as defined.

99(d) -	Entergy Mississippi's Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

99(e) -	Entergy New Orleans' Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

99(f) -	System Energy's Computation of Ratios of Earnings to Fixed Charges, as defined.

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

*

Reference is made to a duplicate list of exhibits being filed as a part of this report on Form 10-Q for the quarter ended June 30, 2006, which list, prepared in accordance with Item 102 of Regulation S-T of the SEC, immediately precedes the exhibits being filed with this report on Form 10-Q for the quarter ended June 30, 2006.

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

/s/ Nathan E. Langston Nathan E. Langston Senior Vice President and Chief Accounting Officer (For each Registrant and for each as Principal Accounting Officer)

Date: August 8, 2006