Form 10-Q
period 2006-09-30
ENTERGY CORP /DE/; SYSTEM ENERGY RESOURCES INC; ENTERGY NEW ORLEANS INC; ENTERGY MISSISSIPPI INC; Entergy Louisiana, LLC; ENTERGY ARKANSAS INC; ENTERGY GULF STATES INC
filed 2006-11-08
CIK 65984, 202584, 71508, 66901, 1348952, 7323, 44570

__________________________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006
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
	Large accelerated filer	Accelerated filer	Non-accelerated filer
Entergy Corporation	Ö
Entergy Arkansas, Inc.			Ö
Entergy Gulf States, Inc.			Ö
Entergy Louisiana, LLC			Ö
Entergy Mississippi, Inc.			Ö
Entergy New Orleans, Inc.			Ö
System Energy Resources, Inc.			Ö

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).
Yes	No	X

Common Stock Outstanding		Outstanding at October 31, 2006
Entergy Corporation	($0.01 par value)	206,861,148 shares

Entergy Corporation, Entergy Arkansas, Inc., Entergy Gulf States, Inc., Entergy Louisiana, LLC, Entergy Mississippi, Inc., Entergy New Orleans, Inc., and System Energy Resources, Inc. separately file this combined Quarterly Report on Form 10-Q. Information contained herein relating to any individual company is filed by such company on its own behalf. Each company reports herein only as to itself and makes no other representations whatsoever as to any other company. This combined Quarterly Report on Form 10-Q supplements and updates the Annual Report on Form 10-K for the calendar year ended December 31, 2005, and the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006 filed by the individual registrants with the SEC, and should be read in conjunction therewith.

ENTERGY CORPORATION AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
September 30, 2006

ENTERGY CORPORATION AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
September 30, 2006

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

  resolution of pending and future rate cases and negotiations, including various performance-based rate discussions and implementation of Texas legislation, and other regulatory proceedings, including those related to Entergy's System Agreement and Entergy's utility supply plan
  Entergy's ability to manage its operation and maintenance costs the performance of Entergy's generating plants, and particularly the capacity factors at its nuclear generating facilities prices for power generated by Entergy's unregulated generating facilities, the ability to hedge, sell power forward or otherwise reduce the market price risk associated with those facilities, including the Non-Utility Nuclear plants, the ability to meet credit support requirements, and the prices and availability of power and fuel Entergy must purchase for its utility customers and operations
  Entergy's ability to develop and execute on a point of view regarding prices of electricity, natural gas, and other energy-related commodities changes in the financial markets, particularly those affecting the availability of capital and Entergy's ability to refinance existing debt, execute its share repurchase program, and fund investments and acquisitions actions of rating agencies, including changes in the ratings of debt and preferred stock, changes in general corporate ratings, and changes in the rating agencies' ratings criteria changes in inflation, interest rates, and foreign currency exchange rates
  Entergy's ability to purchase and sell assets at attractive prices and on other attractive terms volatility and changes in markets for electricity, natural gas, uranium, and other energy-related commodities changes in utility regulation, including the beginning or end of retail and wholesale competition, the ability to recover net utility assets and other potential stranded costs, the establishment of a regional transmission organization that includes Entergy's utility service territory, and the application of market power criteria by the FERC changes in regulation of nuclear generating facilities and nuclear materials and fuel, including possible shutdown of nuclear generating facilities, particularly those in the northeastern United States uncertainty regarding the establishment of interim or permanent sites for spent nuclear fuel storage and disposal resolution of pending or future applications for license extensions or modifications of nuclear generating facilities changes in law resulting from federal energy legislation, including the effects of PUHCA repeal changes in environmental, tax, and other laws, including requirements for reduced emissions of sulfur, nitrogen, carbon, mercury, and other substances the economic climate, and particularly growth in Entergy's service territory variations in weather and the occurrence of hurricanes and other storms and disasters, including uncertainties associated with efforts to remediate the effects of Hurricanes Katrina and Rita and recovery of costs associated with restoration including Entergy's ability to obtain financial assistance from governmental authorities in connection with these storms the outcome of the Chapter 11 bankruptcy proceeding of Entergy New Orleans, and the effect of this proceeding on other Entergy companies the potential effects of threatened or actual terrorism and war the effects of Entergy's strategies to reduce tax payments the effects of litigation and government investigations
  changes in accounting standards, corporate governance, and securities law requirements
  Entergy's ability to attract and retain talented management and directors

(Page left blank intentionally)

DEFINITIONS

Certain abbreviations or acronyms used in the text are defined below:

Abbreviation or Acronym	Term
AFUDC	Allowance for Funds Used During Construction
ANO 1 and 2	Units 1 and 2 of Arkansas Nuclear One Steam Electric Generating Station (nuclear), owned by Entergy Arkansas
APSC	Arkansas Public Service Commission
average contract price per MWh or per kW per month	Price at which generation output and/or capacity is expected to be sold to third parties, given existing contract or option exercise prices based on expected dispatch or capacity
average contract revenue per MWh	Price at which the combination of generation output and capacity are expected to be sold to third parties, given existing contract or option exercise prices based on expected dispatch
Board	Board of Directors of Entergy Corporation
bundled capacity and energy contract	A contract for the sale of installed capacity and related energy, priced per MWh sold capacity contract

For Non-Utility Nuclear, a contract for the sale of the installed capacity product in regional markets managed by ISO New England and the New York Independent System Operator; For Entergy's non-nuclear wholesale assets business, a contract for the sale of capacity and related energy, in which capacity and energy are priced separately

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

DEFINITIONS (Continued)
Abbreviation or Acronym	Term
FSP	FASB Staff Position
Grand Gulf	Unit No. 1 of Grand Gulf Steam Electric Generating Station (nuclear), 90% owned or leased by System Energy
GWh	Gigawatt-hour(s), which equals one million kilowatt-hours
Independence	Independence Steam Electric Station (coal), owned 16% by Entergy Arkansas, 25% by Entergy Mississippi, and 7% by Entergy Power
IRS	Internal Revenue Service
ISO	Independent System Operator
kV	Kilovolt
kW	Kilowatt
kWh	Kilowatt-hour(s)
LDEQ	Louisiana Department of Environmental Quality
LPSC	Louisiana Public Service Commission
Mcf	One thousand cubic feet of gas
MMBtu	One million British Thermal Units
MPSC	Mississippi Public Service Commission
MW	Megawatt(s), which equals one thousand kilowatts
MWh	Megawatt-hour(s)
Nelson Unit 6	Unit No. 6 (coal) of the Nelson Steam Electric Generating Station, owned 70% by Entergy Gulf States
Net debt ratio	Gross debt less cash and cash equivalents divided by total capitalization less cash and cash equivalents
Net MW in operation	Installed capacity owned or operated
Net revenue	Operating revenue net of fuel, fuel-related, and purchased power expenses; and other regulatory credits
Non-Utility Nuclear	Entergy's business segment that primarily owns and operates five nuclear power plants and sells electric power produced by those plants primarily to wholesale customers
NRC	Nuclear Regulatory Commission
NYPA	Power Authority of the State of New York
OASIS	Open Access Same Time Information System
percent of planned generation sold forward	Percent of planned generation output sold forward under contracts, forward physical contracts, forward financial contracts, or options that may or may not require regulatory approval
planned net MW in operation	Amount of capacity to be available to generate power considering uprates planned to be completed within the calendar year planned TWh of generation

Amount of output expected to be generated by Non-Utility Nuclear for nuclear units, or by non-nuclear wholesale assets for fossil and wind units, considering plant operating characteristics, outage schedules, and expected market conditions that affect dispatch

PPA	Purchased power agreement
PRP	Potentially responsible party (a person or entity that may be responsible for remediation of environmental contamination)
PUCT	Public Utility Commission of Texas
PUHCA 1935	Public Utility Holding Company Act of 1935, as amended
PUHCA 2005	Public Utility Holding Company Act of 2005, which repealed PUHCA 1935, among other things

DEFINITIONS (Concluded)
Abbreviation or Acronym	Term
PURPA	Public Utility Regulatory Policies Act of 1978
Ritchie Unit 2	Unit 2 of the R.E. Ritchie Steam Electric Generating Station (gas/oil)
River Bend	River Bend Steam Electric Generating Station (nuclear), owned by Entergy Gulf States
SEC	United States Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards as promulgated by the FASB
SMEPA	South Mississippi Electric Power Agency, which owns a 10% interest in Grand Gulf
System Agreement	Agreement, effective January 1, 1983, as modified, among the domestic utility companies relating to the sharing of generating capacity and other power resources
System Energy	System Energy Resources, Inc.
System Fuels	System Fuels, Inc.
TWh	Terawatt-hour(s), which equals one billion kWh, or one million MWh
unit-contingent	Transaction under which power is supplied from a specific generation asset; if the asset is unavailable, the seller is not liable to the buyer for any damages
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

Energy Commodity Services includes Entergy-Koch, LP and Entergy's non-nuclear wholesale assets business. Entergy-Koch sold its businesses in the fourth quarter of 2004 and is no longer an operating entity. Due to the November 2006 expiration of contingencies on the sale of Entergy-Koch's trading business, and the corresponding release to Entergy-Koch of sales proceeds held in escrow, Entergy expects to record a gain related to this investment of approximately $60 million, net-of-tax, in the fourth quarter of 2006. In April 2006, Entergy sold the retail electric portion of the Competitive Retail Services business operating in the ERCOT region of Texas, and now reports this portion of the business as a discontinued operation. Entergy reports Energy Commodity Services and Competitive Retail Services as part of All Other in its segment disclosures.

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

Community Development Block Grants (CDBG)

As discussed in the Form 10-K, a federal hurricane aid package became law that includes funding for Community Development Block Grants (CDBG) that allows state and local leaders to fund individual recovery priorities. The law permits funding for infrastructure restoration. The U.S. Department of Housing and Urban Development has allocated approximately $10.4 billion for Louisiana, $5.5 billion for Mississippi, and $0.5 billion for Texas. The states, in turn, will administer the grants.

Entergy New Orleans, Entergy Louisiana, and Entergy Gulf States-Louisiana provided justification statements to state and local officials in March 2006 and presented revised justification statements to the Louisiana Recovery Authority in September 2006. The statements include the estimated costs of Hurricanes Katrina and Rita damage, as well as for Entergy New Orleans a lost customer base component intended to help offset the need for storm-related rate increases. The statements include justification for CDBG funding of $592 million for Entergy New Orleans, $539 million for Entergy Louisiana, and $183 million for Entergy Gulf States-Louisiana.

In October 2006, the Louisiana Recovery Authority Board endorsed a resolution proposing to allocate $200 million in CDBG funds to Entergy New Orleans to defray gas and electric utility system repair costs in an effort to provide rate relief for Entergy New Orleans customers. The proposal will now be developed as an action plan amendment and published for public comment. Once public input is reviewed and considered, the final plan will come before the Louisiana Recovery Authority Board, the Governor, and the Louisiana Legislature for approval before submission of the plan to the U.S. Department of Housing and Urban Development for its approval. The City Council will certify Entergy New Orleans' repair costs before they are submitted for funding. The Louisiana Recovery Authority Board has not allocated any CDBG funds to Entergy Louisiana and Entergy Gulf States-Louisiana at this time.

As discussed further below, Entergy Mississippi filed a request with the Mississippi Development Authority for CDBG funding for reimbursement of its Hurricane Katrina infrastructure restoration costs and received $81 million in October 2006.

Storm Costs Recovery Filings with Retail Regulators

On July 31, 2006, Entergy Louisiana and Entergy Gulf States filed a supplemental and amending storm cost recovery application with the LPSC, in which Entergy Louisiana and Entergy Gulf States requested that the LPSC (1) review Entergy Louisiana's and Entergy Gulf States' testimony and exhibits relating to the costs associated with Hurricanes Katrina and Rita, and declare that those verified, actual storm-related costs through May 31, 2006 are $466.8 million for Entergy Louisiana and $200.3 million for Entergy Gulf States in the Louisiana jurisdiction and that those costs were prudently incurred; (2) declare that the annual revenue requirements associated with the recovery of those costs, including carrying costs, based on a ten-year levelized rate are $54.4 million for Entergy Louisiana and $26.2 million for Entergy Gulf States; (3) authorize Entergy Louisiana and Entergy Gulf States to recover the costs through Storm Cost Recovery Riders (SCRRs) proposed by Entergy Louisiana and Entergy Gulf States; (4) declare that the storm costs incurred subsequent to May 31, 2006 are to be filed by Entergy Louisiana and Entergy Gulf States with the LPSC on an annual basis in connection with their annual formula rate plan (FRP) filings, and that the SCRRs be adjusted annually to reflect such costs and any insurance proceeds or CDBG funds actually received, with the adjusted amounts to be collected through the SCRRs to take effect contemporaneous with the effective date of rate changes under the FRP; (5) declare that the storm-related costs incurred by Entergy Louisiana and Entergy Gulf States meet the conditions set forth in the FRP for exclusion from the sharing provisions in those FRPs and authorize the permanent recovery of storm costs outside of the FRPs adopted by the LPSC for Entergy Louisiana and Entergy Gulf States; and (6) authorize the funding of a storm reserve through securitization sufficient to fund a storm cost reserve of $132 million for Entergy Louisiana and $81 million for Entergy Gulf States. Hearings are scheduled for March 2007. Entergy Gulf States and Entergy Louisiana also intend to pursue securitization options for the storm cost recovery as well, which is authorized by a law signed by the Governor of Louisiana in May 2006.

In July 2006, Entergy Gulf States filed an application with the PUCT with respect to the $393.2 million of Hurricane Rita reconstruction costs incurred in its Texas retail jurisdiction through March 31, 2006. The filing asks the PUCT to determine that $393.2 million is the amount of reasonable and necessary hurricane reconstruction costs eligible for securitization and recovery, approve the recovery of carrying costs, and approve the manner in which Entergy Gulf States allocates those costs among its Texas retail customer classes.  If approved, Entergy Gulf States' application will ultimately affect all its retail customers in Texas. Entergy Gulf States' filing does not request recovery of costs through a specific rider on customer bills or through any other means at this time. This is the first of two filings authorized by a law passed earlier this year in a special session of the Texas Legislature. A hearing before the PUCT on the filing was scheduled for November 1-3, 2006, but at the commencement of the hearing all of the parties in attendance announced that they had reached a unanimous agreement in principle to settle the issues in the proceeding. The parties are developing the documentation to formalize the settlement. The parties intend to submit the settlement documents to the PUCT prior to Thanksgiving 2006 so that the PUCT can approve them by early December 2006. A second filing will request securitization and recovery of the costs eligible for securitization through retail rates and tariffs. Entergy Gulf States expects to make the second filing following the conclusion of the reconstruction cost case.

In March 2006, the Governor of Mississippi signed a law that established a mechanism by which the MPSC could authorize and certify an electric utility financing order and the state could issue general obligation bonds to finance the costs of repairing damage caused by Hurricane Katrina to the systems of investor-owned electric utilities.  Because of the passage of this law and the possibility of Entergy Mississippi obtaining CDBG funds for Hurricane Katrina storm restoration costs, in March 2006, the MPSC issued an order approving a Joint Stipulation between Entergy Mississippi and the Mississippi Public Utilities Staff that provided for a review of Entergy Mississippi's total storm restoration costs in an Application for an Accounting Order proceeding.  The Stipulation stated that the procedural schedule of Entergy Mississippi's December 2005 filing seeking recovery of hurricane costs through an existing Entergy Mississippi storm damage rider should be suspended until the MPSC issues a final order in the Application for an Accounting Order proceeding.

In June 2006, the MPSC issued an order certifying Entergy Mississippi's Hurricane Katrina restoration costs incurred through March 31, 2006 of $89 million, net of estimated insurance proceeds. Two days later, Entergy Mississippi filed a request with the Mississippi Development Authority for $89 million of CDBG funding for reimbursement of its Hurricane Katrina infrastructure restoration costs. Entergy Mississippi also filed a Petition for Financing Order with the MPSC for authorization of state general obligation bond financing of $169 million for Hurricane Katrina restoration costs and future storm costs. The $169 million amount included the $89 million of Hurricane Katrina restoration costs plus $80 million to build Entergy Mississippi's storm damage reserve for the future. Entergy Mississippi's filing stated that the amount actually financed through the state bonds would be net of any CDBG funds that Entergy Mississippi received.

In October 2006, the Mississippi Development Authority approved for payment and Entergy Mississippi received $81 million in CDBG funding for Hurricane Katrina costs. The MPSC then issued a financing order authorizing the issuance of $48 million of state general obligation bonds, with $8 million for the remainder of Entergy Mississippi's certified Hurricane Katrina restoration costs and $40 million for the increase in Entergy Mississippi's storm damage reserve. $30 million of the storm reserve will be set aside in a restricted account. Entergy Mississippi expects to forward the financing order to the state bond commission, as per the March 2006 law, and expects to receive the proceeds from the state general obligation bond issuance in the first quarter of 2007.

See State and Local Rate Regulation below for a discussion of Entergy New Orleans' filings with the City Council directed at recovery of its storm costs.

Insurance Recovery

As discussed more fully in the Form 10-K, the domestic utility companies affected by Hurricanes Katrina and Rita are pursuing insurance recoveries for their covered losses caused by Hurricanes Katrina and Rita. The domestic utility companies have received $37 million thus far on their insurance claims. Entergy currently expects to receive payment for the majority of its estimated insurance recoveries related to Hurricanes Katrina and Rita through 2009.

Entergy New Orleans Bankruptcy

On October 23, 2006 Entergy New Orleans filed a plan of reorganization and a disclosure statement with the bankruptcy court. Objections to the disclosure statement must be filed by November 29, 2006, and a hearing regarding its adequacy is scheduled for December 7, 2006. The period within which Entergy New Orleans has the exclusive right to solicit acceptance of its plan of reorganization will expire on December 22, 2006, unless it is further extended by the bankruptcy court.

The bankruptcy court also extended the time within which Entergy New Orleans has an exclusive right to file a plan of reorganization until November 15, 2006. Financial Guaranty Insurance Company (FGIC), the insurer of two series totaling $75 million of Entergy New Orleans' first mortgage bonds, filed a motion to terminate the exclusive period within which Entergy New Orleans has an exclusive right to file and solicit acceptances of a plan of reorganization. FGIC asks the court to allow itself or other stakeholders the right to file an alternative and competing plan of reorganization and to solicit acceptances for such a proposed plan. FGIC's motion to terminate exclusivity is set for hearing on November 15, 2006.

The plan of reorganization reflects Entergy New Orleans' continuing effort to work with federal, state, and local authorities to resolve the bankruptcy in a manner that allows Entergy New Orleans' customers to be served by a financially viable entity as required by law. The plan of reorganization also provides full compensation to Entergy New Orleans' creditors whose claims are allowed by the bankruptcy court. Conditions precedent proposed in the plan of reorganization, as currently filed, before it can become effective include:

  A final confirmation order from the bankruptcy court approving the plan of reorganization;
  Implementation of a City Council resolution that is satisfactory to Entergy New Orleans regarding its formula rate plan gas and electric filings and its proposed storm cost recovery and storm reserve riders;
  Receipt by Entergy New Orleans of insurance proceeds of at least $250 million or assurance of such receipt, or alternatively, assurance that regulatory mechanisms will be put in place to cover any shortfall in insurance proceeds;
  Receipt by Entergy New Orleans of $200 million in CDBG funding and assurance that at a minimum an additional $200 million in CDBG funding will be available for future gas system rebuild or assurance from the City Council that an appropriate rate mechanism is in place to allow Entergy New Orleans to recover the costs thereof;
  No material adverse change shall have occurred from and after the confirmation date of the plan of reorganization; and
  Entergy New Orleans receives a final order from the FERC authorizing issuance of short-term debt securities under credit agreements, the Entergy System money pool, and unilateral arrangements with Entergy Corporation.

In addition, key factors that will continue to influence the timing and outcome of Entergy New Orleans' recovery efforts include the level of economic recovery of New Orleans and the number of customers that return to New Orleans, including the timing of their return. Entergy New Orleans currently estimates that approximately 85,000 electric customers and 65,000 gas customers have returned and are taking service. Prior to Hurricane Katrina, Entergy New Orleans had approximately 190,000 electric customers and 145,000 gas customers.

The bankruptcy judge set a date of April 19, 2006 by which creditors with prepetition claims against Entergy New Orleans, with certain exceptions, had to file their proofs of claim in the bankruptcy case. Approximately 550 claims, including amending claims, have been filed thus far in Entergy New Orleans' bankruptcy proceeding. Entergy New Orleans is currently analyzing the accuracy and validity of the claims filed, and has begun seeking withdrawal or modification of claims or objecting to claims with which it disagrees. Several of the filed claims have been withdrawn. Entergy New Orleans currently estimates that the pre-petition claims that will be allowed in the bankruptcy case will approximate the pre-petition liabilities that have been classified as liabilities subject to compromise in Entergy New Orleans' Balance Sheet as of September 30, 2006. The plan of reorganization proposes to pay the third party pre-petition accounts payable in full in cash, to issue two-year notes in satisfaction of the affiliate pre-petition accounts payable, and proposes that the first mortgage bonds will remain outstanding with their current maturity dates and interest terms. The plan of reorganization proposes that Entergy New Orleans' preferred stock will also remain outstanding on its current dividend terms.

Municipalization is one potential outcome of Entergy New Orleans' recovery effort that may be pursued by a stakeholder or stakeholders, either in the reorganization process or after Entergy New Orleans exits from bankruptcy. In June 2006, the Louisiana Legislature passed a law that establishes a governance structure for a public power authority, if municipalization of Entergy New Orleans' utility business is pursued. Entergy New Orleans' settlement of its formula rate plan and storm cost and reserve rider proceedings, discussed further below, provides that Entergy New Orleans will work with the City Council to seek an exception to the Stafford Act that will afford Stafford Act protections to Entergy New Orleans if another catastrophic event affects Entergy New Orleans. The Stafford Act provides for restoration funding from the federal government for municipal utilities, but does not allow such funding for investor-owned utilities like Entergy New Orleans.

Since the filing of the bankruptcy proceedings, Entergy New Orleans had not been able to declare and pay dividends on its 4.75% preferred stock for three quarters. As discussed further in the Form 10-K, if dividends with respect to the 4.75% preferred stock are not paid for four quarters, the holders of these shares have the right to elect a majority of the Entergy New Orleans board of directors.  Entergy New Orleans filed a motion in the bankruptcy court seeking authority to recommence paying dividends to the holders of the 4.75% preferred shares. After a hearing on the motion on

 May 3, 2006, the court granted Entergy New Orleans the authority to pay dividends to the holders of the 4.75% preferred shares, beginning with the dividend due on July 1, 2006, and thereafter, unless objections are filed by creditors forty-five days in advance of a dividend payment date. If any objections are filed, the matter would be heard by the bankruptcy court. Entergy New Orleans declared and paid the dividends due on July 1 and October 1, 2006, and intends to declare and pay the dividends on the 4.75% preferred shares each quarter pending resolution of its plan of reorganization.

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

Results of Operations

Third Quarter 2006 Compared to Third Quarter 2005

Following are income statement variances for Utility, Non-Utility Nuclear, Parent & Other business segments, and Entergy comparing the third quarter 2006 to the third quarter 2005 showing how much the line item increased or (decreased) in comparison to the prior period:
	Utility	Non-Utility Nuclear	Parent & Other	Entergy
	(In Thousands)

3rd Quarter 2005 Consolidated Net Income (Loss)	$304,459	$69,253	($17,324)	$356,388

Net revenue (operating revenue less fuel expense, purchased power, and other regulatory charges (credits) - net)	107,707	43,381	(7,384)	143,704
Other operation and maintenance expenses	94,128	12,891	(6,510)	100,509
Taxes other than income taxes	35,750	26	(966)	34,810
Depreciation	8,615	6,618	(406)	14,827
Other income	(15,625)	34,736	17,566	36,677
Interest charges	5,275	2,356	5,509	13,140
Other expenses	1,369	2,105	16	3,490
Discontinued operations (net-of-tax)	-	-	6,058	6,058
Income taxes	(44,585)	16,476	8,466	(19,643)

3rd Quarter 2006 Consolidated Net Income (Loss)	$295,989	$106,898	($7,193)	$395,694

Refer to "ENTERGY CORPORATION AND SUBSIDIARIES - SELECTED OPERATING RESULTS" for further information with respect to Utility operating statistics.

Net Revenue

Utility

Following is an analysis of the change in net revenue, which is Entergy's measure of gross margin, comparing the third quarter of 2006 to the third quarter of 2005.
Amount
(In Millions)

3rd Quarter 2005 net revenue	$1,191.6
Base revenues/Attala cost deferral	45.0
Price applied to unbilled electric sales	37.9
Volume/weather	30.0
Pass-through rider revenue	27.4
Purchased power capacity	(15.9)
Net wholesale	(11.6)
Other	(5.1)
3rd Quarter 2006 net revenue	$1,299.3

The base revenues variance resulted primarily from increases effective October 2005 in the Louisiana jurisdiction of Entergy Gulf States for the 2004 formula rate plan filing and the annual revenue requirement related to the purchase of power from the Perryville generating station, and increases in the Texas jurisdiction of Entergy Gulf States related to an incremental purchased capacity recovery rider that began in December 2005 and a transition to competition rider that began in March 2006. The Attala cost deferral variance resulted from deferred under-recovered Attala power plant costs at Entergy Mississippi that will be recovered through the power management rider. The net income effect of the Attala cost deferral is partially offset by Attala costs in other operation and maintenance expenses, depreciation expense, and taxes other than income taxes.

The price applied to unbilled electric sales variance is due to higher base rates and the exclusion in 2006 of the fuel cost component in the calculation of the price applied to unbilled sales. Effective January 1, 2006, the fuel cost component is no longer included in the unbilled revenue calculation at Entergy Louisiana and the Louisiana jurisdiction at Entergy Gulf States, which is in accordance with regulatory treatment. Entergy expects that the effect of this factor will be a decrease in net revenue of approximately $30 million for its annual results for 2006. See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" herein.

The volume/weather variance resulted primarily from an increase in electricity usage, including increased usage during the unbilled sales period. Billed usage increased a total of 3% compared to the third quarter of 2005.

The pass-through rider revenue variance is due to a change in 2006 in the accounting for city franchise tax revenues in Arkansas as directed by the APSC. The change results in an increase in rider revenue with a corresponding increase in taxes other than income taxes, resulting in no effect on net income.

The purchased power capacity variance is primarily due to higher capacity charges and new purchased power contracts in 2006. A portion of the increase is due to the amortization of deferred capacity costs and is offset in base revenues due to base rate increases implemented to recover incremental deferred and ongoing purchased power capacity charges, as discussed above.

The net wholesale variance is primarily due to an October 2006 FERC order requiring Entergy Arkansas to make a refund to a coal plant co-owner as a result of a contract dispute. Refer to Note 2 to the consolidated financial statements for further discussion of the FERC's decision.

Non-Utility Nuclear

Net revenue increased for Non-Utility Nuclear primarily due to higher pricing in its contracts to sell power. Also contributing to the increase in revenues was increased generation in 2006 due to a power uprate completed since the third quarter of 2005 and fewer outages. Following are key performance measures for Non-Utility Nuclear for the third quarters of 2006 and 2005:

	2006	2005

Net MW in operation at September 30	4,200	4,105
Average realized price per MWh	$45.35	$42.58
Generation in GWh for the quarter	9,028	8,474
Capacity factor for the quarter	99%	95%

Other Operation and Maintenance Expenses

Other operation and maintenance expenses increased for the Utility from $326 million in 2005 to $420 million in 2006 primarily due to the following:

  an increase of $29 million in payroll and benefits costs;
  the receipt in 2005 of proceeds of $16 million from a settlement, which is discussed in "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Central States Compact Claim" in the Form 10-K;
  an increase of $14 million due to the expensing of plant maintenance and distribution costs in 2006 versus the deferral or capitalization of storm costs in 2005;
  an increase of $6 million in nuclear costs as a result of higher NRC fees, security costs, and labor-related costs;
  an increase of $6 million related to loss reserves, primarily storm reserves. The increase in storm reserves does not include costs associated with Hurricanes Katrina and Rita; and
  an increase of $4 million in customer service support costs primarily due to an increase in contract costs.

Taxes Other Than Income Taxes

Taxes other than income taxes increased for the Utility from $82 million for the third quarter of 2005 to $118 million for the third quarter of 2006 primarily due to an increase in city franchise taxes in Arkansas due to a change in 2006 in the accounting for city franchise tax revenues as directed by the APSC. The change results in an increase in taxes other than income taxes with a corresponding increase in rider revenue, resulting in no effect on net income. Also contributing to the increase was higher franchise tax expense at Entergy Gulf States as a result of higher gross revenues.

Other Income

Other income increased for Non-Utility Nuclear primarily due to miscellaneous income of $27.0 million ($16.6 million net-of-tax) resulting from a reduction in the decommissioning liability for a plant as a result of revised decommissioning costs and changes in assumptions regarding the timing of when decommissioning of a plant will begin.

Income Taxes

The effective income tax rates for the third quarters of 2006 and 2005 were 33.8% and 37.9%, respectively. The difference in the effective income tax rate for the third quarter of 2006 versus the federal statutory rate of 35.0% is primarily due to the flow-through of a pension item and the favorable resolution of a tax audit issue, partially offset by state income taxes. The difference in the effective income tax rate for the third quarter of 2005 versus the federal statutory rate of 35.0% is primarily due to state income taxes and book and tax differences related to utility plant items, partially offset by investment tax credit amortization.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Following are income statement variances for Utility, Non-Utility Nuclear, Parent & Other business segments, and Entergy comparing the nine months ended September 30, 2006 to the nine months ended September 30, 2005 showing how much the line item increased or (decreased) in comparison to the prior period:
	Utility	Non-Utility Nuclear	Parent & Other	Entergy
	(In Thousands)

2005 Consolidated Net Income	$617,745	$205,495	$4,075	$827,315

Net revenue (operating revenue less fuel expense, purchased power, and other regulatory credits - net)	134,776	98,262	22,566	255,604
Other operation and maintenance expenses	105,277	30,886	4,636	140,799
Taxes other than income taxes	40,393	4,105	(852)	43,646
Depreciation	10,482	8,794	(1,058)	18,218
Other income	4,851	19,839	(3,923)	20,767
Interest charges	20,278	(993)	30,521	49,806
Other expenses	2,930	4,420	49	7,399
Discontinued operations (net-of-tax)	-	-	21,116	21,116
Income taxes	(51,452)	24,578	4,872	(22,002)

2006 Consolidated Net Income	$629,464	$251,806	$5,666	$886,936

Refer to "ENTERGY CORPORATION AND SUBSIDIARIES - SELECTED OPERATING RESULTS" for further information with respect to Utility operating statistics.

Net Revenue

Utility

Following is an analysis of the change in net revenue, which is Entergy's measure of gross margin, comparing the nine months ended September 30, 2006 to the nine months ended September 30, 2005.
Amount
(In Millions)

2005 net revenue	$3,164.5
Base revenues/Attala cost deferral	99.0
Volume/weather	40.0
Pass-through rider revenue	27.4
Fuel recovery	23.6
Transmission revenue	15.5
Storm cost recovery	7.3
Price applied to unbilled electric sales	(57.9)
Net wholesale	(12.3)
Other	(7.8)
2006 net revenue	$3,299.3

The base revenues variance resulted primarily from increases effective October 2005 in the Louisiana jurisdiction of Entergy Gulf States for the 2004 formula rate plan filing and the annual revenue requirement related to the purchase of power from the Perryville generating station, and increases in the Texas jurisdiction of Entergy Gulf States related to an incremental purchased capacity recovery rider that began in December 2005 and a transition to competition rider that began in March 2006. The Attala cost deferral variance resulted from deferred under-recovered Attala power plant costs at Entergy Mississippi that will be recovered through the power management rider. The net income effect of the Attala cost deferral is partially offset by Attala costs in other operation and maintenance expenses, depreciation expense, and taxes other than income taxes.

The volume/weather variance resulted primarily from increased electricity usage, including the effect of more favorable weather on billed sales, compared to the same period in 2005 and an increase in usage during the unbilled period. Billed usage increased a total of 2% in the residential and commercial sectors.

The pass-through rider revenue variance is due to a change in 2006 in the accounting for city franchise tax revenues in Arkansas as directed by the APSC. The change results in an increase in rider revenue with a corresponding increase in taxes other than income taxes, resulting in no effect on net income.

The fuel recovery variance resulted primarily from adjustments of fuel clause recoveries in Entergy Gulf States' Louisiana jurisdiction, the under-recovery in 2005 of fuel costs from retail customers, and increased recovery in 2006 of fuel costs. The increase was partially offset by the Entergy Arkansas energy cost recovery true-up made in the first quarter of 2005.

The transmission revenue variance is primarily due to new transmission customers in 2006. Also contributing to the increase was an increase in rates effective June 2006.

The storm cost recovery variance is due to the return earned on the interim recovery of storm-related costs at Entergy Louisiana and the Louisiana jurisdiction of Entergy Gulf States in early-2006 as allowed by the LPSC.

The price applied to unbilled sales variance is due to the exclusion in 2006 of the fuel cost component in the calculation of the price applied to unbilled sales. Effective January 1, 2006, the fuel cost component is no longer included in the unbilled revenue calculation at Entergy Louisiana and the Louisiana jurisdiction at Entergy Gulf States, which is in accordance with regulatory treatment. Entergy expects that the effect of this factor will be a decrease in net revenue of approximately $30 million for its annual results for 2006. See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" herein.

The net wholesale variance is primarily due to an October 2006 FERC order requiring Entergy Arkansas to make a refund to a coal plant co-owner as a result of a contract dispute. Refer to Note 2 to the consolidated financial statements for further discussion of the FERC's decision.

Non-Utility Nuclear

Net revenue increased for Non-Utility Nuclear primarily due to higher pricing in its contracts to sell power. Also contributing to the increase in revenues was increased generation in 2006 due to power uprates at certain plants completed in 2005 and 2006 and fewer refueling outages in 2006. Following are key performance measures for Non-Utility Nuclear for the nine months ended September 30, 2006 and 2005:

	2006	2005

Net MW in operation at September 30	4,200	4,105
Average realized price per MWh	$44.58	$42.26
Generation in GWh for the period	26,018	24,896
Capacity factor for the period	95%	93%

Parent & Other

Net revenue increased for Parent & Other primarily due to the $14.1 million gain ($8.6 million net-of-tax) realized on the sale of the non-nuclear wholesale asset business' remaining interest in a power development project.

Other Operation and Maintenance Expenses

Other operation and maintenance expenses increased for the Utility from $1.1 billion in 2005 to $1.2 billion in 2006 primarily due to the following:

  an increase of $23 million in payroll and benefits costs;
  the receipt in 2005 of proceeds of $16 million from a settlement, which is discussed in "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Central States Compact Claim" in the Form 10-K;
  an increase of $14 million due to the expensing of plant maintenance and distribution costs in 2006 versus the deferral or capitalization of storm costs in 2005;
  an increase of $12 million related to storm reserves. This increase does not include costs associated with Hurricanes Katrina and Rita;
  an increase of $12 million in nuclear costs as a result of higher NRC fees, security costs, labor-related costs, and a non-refueling plant outage at Entergy Gulf States in February 2006;
  an increase of $11 million in customer service support costs due to an increase in contract costs and an increase in customer write-offs; and
  an increase of $10 million in fossil costs due to the purchase of the Attala plant in January 2006 and the Perryville generating station coming online in July 2005.

Other operation and maintenance expenses increased for Non-Utility Nuclear from $438 million in 2005 to $469 million in 2006 primarily due to the timing of refueling outages, and increased benefit and insurance costs.

Taxes Other Than Income Taxes

Taxes other than income taxes increased for the Utility from $240 million in 2005 to $280 million in 2006 primarily due to an increase in city franchise taxes in Arkansas due to a change in 2006 in the accounting for city franchise tax revenues as directed by the APSC. The change results in an increase in taxes other than income taxes with a corresponding increase in rider revenue, resulting in no effect on net income. Also contributing to the increase was higher franchise tax expense at Entergy Gulf States as a result of higher gross revenues.

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

Income Taxes

The effective income tax rates for the nine months ended September 30, 2006 and 2005 were 33.6% and 35.7%, respectively. The difference in the effective income tax rate for the nine months ended September 30, 2006 versus the federal statutory rate of 35.0% is primarily due to the flow-through of a pension item, the recognition of an income tax benefit related to ANO 1 steam generator removal cost, and the favorable resolution of a tax audit issue, partially offset by state income taxes. The difference in the effective income tax rate for the nine months ended September 30, 2005 versus the federal statutory rate of 35.0% is primarily due to state income taxes and book and tax differences related to utility plant items, partially offset by tax benefits from the American Jobs Creation Act of 2004, investment tax credit amortization, and a downward revision in the estimate of federal income tax expense related to tax depreciation.

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

As discussed in the Form 10-K, the bankruptcy court issued its order in December 2005 giving final approval for the $200 million DIP credit facility, and the indenture trustee for Entergy New Orleans' first mortgage bonds appealed the order. On March 29, 2006 the bankruptcy court approved a settlement among Entergy New Orleans, Entergy Corporation, and the indenture trustee, and the indenture trustee dismissed its appeal. As of September 30, 2006, Entergy New Orleans had approximately $32 million of outstanding borrowings under the DIP credit facility.

As discussed in the Form 10-K, borrowings under the DIP credit facility are due in full, and the agreement will terminate, at the earliest of several times or events, which included August 23, 2006. Entergy Corporation and Entergy New Orleans have agreed to an amendment to the DIP credit agreement that extends the August 23, 2006 maturity date to August 23, 2007, and the bankruptcy court approved this amendment.

Capital Structure

Entergy's capitalization is balanced between equity and debt, as shown in the following table.

	September 30, 2006	December 31, 2005

Net debt to net capital	48.3%	51.5%
Effect of subtracting cash from debt	2.1%	1.6%
Debt to capital	50.4%	53.1%

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

As discussed in the Form 10-K, Entergy Corporation has in place two separate revolving credit facilities, a five-year credit facility and a three-year credit facility. The five-year credit facility expires in May 2010 and the three-year facility expires in December 2008. Entergy can issue letters of credit against the total borrowing capacity of both credit facilities. Following is a summary of the borrowings outstanding and capacity available under these facilities as of September 30, 2006:

Facility	Capacity	Borrowings	Letters of Credit	Capacity Available
	(In Millions)

5-Year Facility	$2,000	$495	$94	$1,411
3-Year Facility	$1,500	$-	$-	$1,500

Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and Entergy Mississippi each has credit facilities available as of September 30, 2006 as follows:
Company	Expiration Date	Amount of Facility	Amount Drawn as of September 30, 2006

Entergy Arkansas	April 2007	$85 million	-
Entergy Gulf States	February 2011	$50 million (a)	-
Entergy Mississippi	May 2007	$30 million (b)	-
Entergy Mississippi	May 2007	$20 million (b)	-

(a)	The credit facility allows Entergy Gulf States to issue letters of credit against the borrowing capacity of the facility. As of September 30, 2006, $1.4 million in letters of credit had been issued.
(b)	Borrowings under the Entergy Mississippi facilities may be secured by a security interest in its accounts receivable.

See Note 4 to the consolidated financial statements for additional discussion of Entergy's credit facilities.

Capital Expenditure Plans and Other Uses of Capital

See the table in the Form 10-K under "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources - Capital Expenditure Plans and Other Uses of Capital," which sets forth the amounts of planned construction and other capital investments by operating segment for 2006 through 2008. Following are updates to that discussion:

In July 2006, Entergy's Non-Utility Nuclear business reached an agreement to purchase Consumers Energy Company's 798 MW Palisades nuclear energy plant located near South Haven, Michigan for $380 million. Entergy's Non-Utility Nuclear business will acquire the plant, nuclear fuel, and other assets. In the near-term, Entergy intends to finance the acquisition through borrowings from Entergy Corporation's revolving credit facilities. As part of the purchase, Entergy's Non-Utility Nuclear business also executed a 15-year purchased power agreement with Consumers Energy for 100% of the plant's output, excluding any future uprates. Entergy's Non-Utility Nuclear business will assume responsibility for eventual decommissioning of the plant. Consumers Energy will retain $200 million of the current $566 million Palisades decommissioning trust fund balance, and Entergy may return approximately $100 million more of the trust fund to Consumers Energy depending upon a pending tax ruling. Also as part of the transaction, Consumers Energy will pay Entergy's Non-Utility Nuclear business $30 million to accept responsibility for spent fuel at the decommissioned Big Rock nuclear plant, which is located near Charlevoix, Michigan. Management expects to close the transaction in the second quarter 2007, pending the approvals of the NRC, the FERC, the Michigan Public Service Commission, and other regulatory agencies.

Entergy is developing its capital plan for 2007 through 2009 and currently anticipates making $5.2 billion in capital investments during that period, including approximately $2.5 billion ($2.3 billion for Utility and $0.2 billion for Non-Utility Nuclear) for maintenance of Entergy's existing assets. The remaining $2.7 billion ($1.9 billion for Utility and $0.8 billion for Non-Utility Nuclear) is associated with specific investments such as the pending Palisades acquisition, transmission upgrades, dry cask storage and license renewal projects at certain nuclear sites, environmental compliance spending, NYPA value sharing costs and other investments, such as potential opportunities through the Utility's supply plan initiatives that support its ability to meet load growth.

The Pension Protection Act of 2006

The Pension Protection Act of 2006 was signed by the President on August 17, 2006. The intent of the legislation is to require companies to fund 100% of their pension liability; and then for companies to fund, on a going-forward basis, an amount generally estimated to be the amount that the pension liability increases each year due to an additional year of service by the employees eligible for pension benefits. The legislation requires that funding shortfalls be eliminated by companies over a seven-year period, beginning in 2008.

The Pension Protection Act also extended the provisions of the Pension Funding Equity Act that would have expired in 2006 had the Pension Protection Act not been enacted, which increased the allowed discount rate used to calculate the pension funding liability. Entergy is in the process of evaluating the effects of the new legislation, but expects that the implementation of the Pension Protection Act will not result in annual pension contributions going-forward that are materially higher than the levels required in 2005 and 2006.

Cash Flow Activity

As shown in Entergy's Statements of Cash Flows, cash flows for the nine months ended September 30, 2006 and 2005 were as follows:
	2006	2005
	(In Millions)

Cash and cash equivalents at beginning of period	$583	$620

Effect of deconsolidating Entergy New Orleans in 2005	-	(8)

Cash flow provided by (used in):
Operating activities	2,257	1,107
Investing activities	(1,395)	(1,204)
Financing activities	(699)	84
Effect of exchange rates on cash and cash equivalents	(1)	(1)
Net increase (decrease) in cash and cash equivalents	162	(14)

Cash and cash equivalents at end of period	$745	$598

Operating Activities

Entergy's cash flow provided by operating activities increased by $1,150 million for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 primarily due to the following activity:

  Utility provided $1,683 million in cash from operating activities in 2006 compared to providing $821 million in 2005 primarily due to increased recovery of fuel costs, the receipt of an income tax refund (discussed below), and the effect in 2005 of a $90 million refund paid to customers in Louisiana, partially offset by storm restoration spending and an increase of $146 million in pension funding payments.
  Non-Utility Nuclear provided $648 million in cash from operating activities in 2006 compared to providing $394 million in 2005 primarily due to an increase in net revenue and an increase in income tax refunds received.

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

Investing Activities

Net cash used in investing activities increased by $191 million for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 primarily due to the following activity:

  Construction expenditures were $356 million higher in 2006 than in 2005, primarily due to an increase in the Utility business because of storm restoration expenditures.
  Liquidation of other temporary investments net of investments provided $188 million during the nine months ended September 30, 2005. Entergy had no activity in other temporary investments during the nine months ended September 30, 2006.
  Entergy Mississippi purchased the 480 MW Attala power plant in January 2006 for $88 million.

The increase was partially offset by:

  Entergy Louisiana purchased the 718 MW Perryville power plant in June 2005 for $162 million.
  The Utility used $240 million in 2005 for other regulatory investments as a result of fuel cost under-recovery. See Note 1 to the consolidated financial statements in the Form 10-K for discussion of the accounting treatment of these fuel cost under-recoveries.
  The proceeds from the sale of the retail electric portion of the Competitive Retail Services business operating in the ERCOT region of Texas and the sale of the non-nuclear wholesale asset business' remaining interest in a power development project.

Financing Activities

Net cash used in financing activities was $699 million for the nine months ended September 30, 2006 compared to net cash flow provided by financing activities of $84 million for the nine months ended September 30, 2005. Following is a description of the significant financing activity occurring during the first nine months of 2006 and 2005:

  Entergy Louisiana Holdings, Inc. redeemed all $100.5 million of its outstanding preferred stock in June 2006.
  Entergy Corporation decreased the net borrowings on its credit facilities by $290 million during the nine months ended September 30, 2006 compared to increasing the net borrowings by $1.02 billion during the nine months ended September 30, 2005. See Note 4 to the consolidated financial statements for a description of the Entergy Corporation credit facilities.
  Net issuances of long-term debt by the Utility provided $50 million during the nine months ended September 30, 2006 compared to $165 million during the nine months ended September 30, 2005. See Note 4 to the consolidated financial statements for the details of long-term debt activity in 2006.
  Entergy Corporation repurchased $878 million of its common stock during the nine months ended September 30, 2005.

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

Entergy Arkansas

In March 2006, Entergy Arkansas filed with the APSC its annual redetermination of the energy cost rate for application to the period April 2006 through March 2007. The filed energy cost rate of $0.02827 per kWh was proposed to replace the interim rate of $0.01900 per kWh that had been in place since October 2005. The interim energy cost rate is discussed in Note 2 to the financial statements in the Form 10-K, along with the investigation that the APSC commenced concerning Entergy Arkansas' interim energy cost rate. The increase in the energy cost rate is due to increases in the cost of purchased power primarily due to the natural gas cost increase and the effect that Hurricanes Katrina and Rita had on market conditions, increased demand for purchased power during the ANO 1 refueling and steam generator replacement outage in the fall of 2005, and coal plant generation curtailments during off-peak periods due to railroad delivery problems.

On March 31, 2006, the APSC suspended implementation of the $0.02827 per kWh energy cost rate, and ordered that the $0.01900 per kWh interim rate remain in effect pending the APSC proceedings on the energy cost recovery filings. The APSC also extended its investigation into Entergy Arkansas' interim energy cost rate to cover the costs included in Entergy Arkansas' March 2006 filing. The extended investigation did not identify new issues in addition to the four issues listed in the Form 10-K and covers the same time period. On April 7, 2006, the APSC issued a show cause order in the investigation proceeding that ordered Entergy Arkansas to file a cost of service study by June 8, 2006. The order also directed Entergy Arkansas to file testimony to support the cost of service study, to support the $0.02827 per kWh cost rate, and to address the general topic of elimination of the energy cost recovery rider.

In June 2006, Entergy Arkansas filed a motion with the APSC seeking again to implement the redetermined energy cost rate of $0.02827 per kWh. After a hearing, the APSC approved Entergy Arkansas' request and the redetermined rate was implemented in July 2006, subject to refund pending the outcome of the APSC energy cost recovery investigation. Because of the delay in implementing the redetermined energy cost rate, Entergy Arkansas estimated in its motion that $46 million of energy costs would remain under-recovered at December 31, 2006.

On June 7, 2006, Entergy Arkansas filed a cost of service study and testimony supporting the redetermined energy cost rate and testimony addressing the prospective elimination of the energy cost recovery rider as ordered by the APSC. A hearing was held in the APSC energy cost recovery investigation on October 12, 2006 and post-hearing briefs were filed by Entergy Arkansas, the APSC General Staff, the Arkansas Attorney General, and the Arkansas Electric Energy Consumers. No party recommended termination of the energy cost recovery rider in the fuel cost investigation proceeding. The timing of a decision in this proceeding is uncertain.

In August 2006, Entergy Arkansas filed with the APSC a request for a change in base rates. Entergy Arkansas requested a general base rate increase of $150 million (using an ROE of 11.25%), as well as recovery of FERC-allocated costs pursuant to the FERC decision on the System Agreement. Entergy Arkansas also requested a capacity management rider to recover incremental capacity costs. A procedural schedule has been established with hearings expected to begin in April 2007.

See "System Agreement Litigation" herein for a discussion of Entergy's compliance filing in that proceeding. If the FERC approves the compliance tariff as filed, then payments under that tariff will be classified as energy costs, which would then be included in setting the retail energy cost rate as part of the normal working of the energy cost recovery rider.  As noted above, the APSC has given notice that it is considering the prospective elimination of the energy cost recovery rider.  Therefore, Entergy Arkansas proposed in the August 2006 base rate case an alternative to the energy cost recovery rider for recovery of the costs allocated to it as a result of the System Agreement litigation should the energy cost recovery rider be lawfully terminated by the APSC.  A separate exact recovery rider, similar to the energy cost recovery rider, would ensure that Entergy Arkansas customers pay only the amount allocated by the FERC.

Entergy Gulf States-Louisiana

In January 2006, Entergy Gulf States filed with the LPSC its gas rate stabilization plan. The filing showed a revenue deficiency of $4.1 million based on an ROE mid-point of 10.5%. On May 1, 2006, Entergy Gulf States implemented a $3.5 million rate increase pursuant to an uncontested agreement with the LPSC Staff.

In March 2006, the LPSC approved an uncontested stipulated settlement in Entergy Gulf States' formula rate plan filing for the 2004 test year. The settlement includes a revenue requirement increase of $36.8 million and calls for Entergy Gulf States to apply a refund liability of $0.7 million to capacity deferrals. The refund liability pertained to the periods 2004-2005 as well as the interim period in which a $37.2 million revenue increase was in place.

In May 2006, Entergy Gulf States made its formula rate plan filing with the LPSC for the 2005 test year. Entergy Gulf States modified the filing in August 2006 to reflect an 11.1% return on equity which is within the allowed bandwidth. The modified filing includes a formula rate plan increase of $17.2 million which provides for interim recovery of storm costs from Hurricanes Katrina and Rita and recovery of LPSC-approved incremental deferred and ongoing capacity costs. The increase was implemented, subject to refund, with the first billing cycle of September 2006.

Entergy Gulf States -Texas

As discussed in Note 2 to the consolidated financial statements in the Form 10-K, in August 2005, Entergy Gulf States filed with the PUCT an application for recovery of its transition to competition costs. Entergy Gulf States requested recovery of $189 million in transition to competition costs through implementation of a 15-year rider to be effective no later than March 1, 2006. The $189 million represents transition to competition costs Entergy Gulf States incurred from June 1, 1999 through June 17, 2005 in preparing for competition in its Texas service area, including attendant AFUDC, and all carrying costs projected to be incurred on the transition to competition costs through February 28, 2006. The $189 million is before any gross-up for taxes or carrying costs over the 15-year recovery period. Entergy Gulf States reached a unanimous settlement agreement on all issues with the active parties in the transition to competition cost recovery case. The agreement allows Entergy Gulf States to recover $14.5 million per year in transition to competition costs over a 15-year period. Entergy Gulf States implemented interim rates based on this revenue level on March 1, 2006. The PUCT approved the settlement agreement in June 2006.

Entergy Louisiana

In May 2006, Entergy Louisiana made its formula rate plan filing with the LPSC for the 2005 test year. Entergy Louisiana modified the filing in August 2006 to reflect a 9.45% return on equity which is within the allowed bandwidth. The modified filing includes an increase of $24 million for interim recovery of storm costs from Hurricanes Katrina and Rita and a $120 million rate increase to recover LPSC-approved incremental deferred and ongoing capacity costs. The filing requested recovery of approximately $50 million for the amortization of capacity deferrals over a three-year period, including carrying charges, and approximately $70 million for ongoing capacity costs. The increase was implemented, subject to refund, with the first billing cycle of September 2006. Comments were provided by the LPSC Staff, which Entergy Louisiana is currently reviewing. Entergy Louisiana subsequently updated its formula rate plan rider to reflect adjustments proposed by the LPSC Staff with which it agrees. The adjusted return on equity of 9.56% remains within the allowed bandwidth. Ongoing and deferred incremental capacity costs were reduced to $119 million. The updated formula rate plan rider was implemented, subject to refund, with the first billing cycle of October 2006.

Entergy Mississippi

In March 2006, Entergy Mississippi made its annual scheduled formula rate plan filing with the MPSC.  The filing was amended by an April 2006 filing.  The amended filing showed that an increase of $3.1 million in electric revenues is warranted.  The MPSC has approved a settlement providing for a $1.8 million rate increase, which was implemented in August 2006.

Entergy New Orleans

In June 2006, Entergy New Orleans made its annual formula rate plan filings with the City Council.  The filings presented various alternatives to reflect the effect of Entergy New Orleans' lost customers and decreased revenue. Entergy New Orleans' recommended alternative adjusts for lost customers and assumes that the City Council's June 2006 decision to allow recovery of all Grand Gulf costs through the fuel adjustment clause stays in place during the rate-effective period (a significant portion of Grand Gulf costs was previously recovered through base rates).

At the same time as it made its formula rate plan filings, Entergy New Orleans also filed with the City Council a request to implement two storm-related riders. With the first rider, Entergy New Orleans sought to recover the electric and gas restoration costs that it had actually spent through March 31, 2006. Entergy New Orleans also proposed semiannual filings to update the rider for additional restoration spending and also to consider the receipt of CDBG funds or insurance proceeds that it may receive. With the second rider, Entergy New Orleans sought to establish a storm reserve to provide for the risk of another storm.

In October 2006 the City Council approved a settlement agreement that resolves Entergy New Orleans' rate and storm-related rider filings by providing for phased-in rate increases, while taking into account with respect to storm restoration costs the anticipated receipt of CDBG funding as recommended by the Louisiana Recovery Authority. The settlement provides for a 0% increase in electric base rates through December 2007, with a $3.9 million increase implemented in January 2008. Recovery of all Grand Gulf costs through the fuel adjustment clause will continue. Gas base rates will increase by $4.75 million in November 2006, an additional $1.5 million in March 2007, and an additional $4.75 million in November 2007. The settlement calls for Entergy New Orleans to file a base rate case by July 31, 2008. Any storm costs in excess of CDBG funding and insurance proceeds will be addressed in that base rate case. A storm cost recovery rider is authorized but initially set at $0 because of the anticipated receipt of CDBG funding. The settlement also authorizes a $75 million storm reserve for damage from future storms, which will be created over a ten-year period through a storm reserve rider beginning in March 2007. These storm reserve funds will be held in a restricted escrow account.

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

The FERC's decision in the System Agreement proceeding is currently pending before the United States Court of Appeals for the D.C. Circuit. The parties to the proceeding reached agreement on a proposed briefing schedule that would result in the completion of briefing during the first half of 2007. The proposed briefing schedule has been submitted to the Court of Appeals.

The FERC's decision would reallocate total production costs of the domestic utility companies whose relative total production costs expressed as a percentage of Entergy System average production costs are outside an upper or lower bandwidth. This would be accomplished by payments from domestic utility companies whose production costs are more than 11% below Entergy System average production costs to domestic utility companies whose production costs are more than the Entergy System average production cost, with payments going first to those domestic utility companies whose total production costs are farthest above the Entergy System average. For purposes of the August 2006 Entergy Arkansas general base rate case filing discussed above in "State and Local Rate Regulation", an assessment of the potential effects of the FERC's June 2005 order, as amended by its December 2005 order on rehearing, was calculated on the basis of a 2006 test year, using a 2006 gas price that consisted of a non-weighted average of twelve months of gas prices calculated as follows: January through May 2006 were actual, volume-weighted monthly averages of day-ahead cash prices as reported by Energy Intelligence Natural Gas Week; the June 2006 price was the First of the Month Index price as reported by Platts Inside FERC's Gas Market Report; the July 2006 price was the 5/31/06 NYMEX Henry Hub settlement price; and August through December 2006 were 30 calendar-day rolling averages as of May 31, 2006 of forward NYMEX Henry Hub gas contracts.  For example, the August 2006 price was an average of all the daily NYMEX settlement prices for the August 2006 contract for each trading day from the period 5/2/06 - 5/31/06 inclusive.  A similar calculation was made using the daily settlements of the September 2006 through December 2006 NYMEX contracts to arrive at those monthly prices. This resulted in an average annual gas price of $7.49/mmBtu. If the FERC's June 2005 order, as amended by its December 2005 order on rehearing, becomes final and if an annual average gas price of $7.49/mmBtu occurs for 2006 as assumed, the following potential annual production cost reallocation among the domestic utility companies could result:

Annual Payments or (Receipts)
(In Millions)
Entergy Arkansas	$284
Entergy Gulf States	($197)
Entergy Louisiana	($59)
Entergy Mississippi	($28)
Entergy New Orleans	$0

If the actual, annual, average natural gas price deviates by $1/mmBtu up or down from the price assumed above, it is expected that Entergy Arkansas' annual payments will change in the same direction by approximately $70 to $80 million.

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

APSC Complaint at the FERC

In June 2006, the APSC filed a complaint with the FERC against Entergy Services as the representative of Entergy Corporation and the domestic utility companies, pursuant to Sections 205, 206 and 207 of the Federal Power Act. The APSC complaint states, "the purpose of the complaint is to institute an investigation into the prudence of Entergy's practices affecting the wholesale rates that flow through its System Agreement." The complaint requests, among other things, that the FERC disallow any costs found to be imprudent, with a refund effective date to be set at the earliest possible time. Specific areas of requested investigation include:

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

In July 2006, the domestic utility companies submitted their answer to the APSC complaint. In their answer, the domestic utility companies acknowledge that while the FERC is the appropriate forum to consider the issues raised in the APSC's complaint, the APSC has provided no probative evidence supporting its allegations and has not met the standards under the Federal Power Act (FPA) to have a matter set for hearing. Under the FPA standards, the APSC must create "serious doubt" as to the propriety of the challenged actions. As indicated in the domestic utility companies' answer, the APSC complaint does not raise a "serious doubt" but instead largely relies on unsupported assertions, many of which have been investigated in other proceedings. In those limited instances when the APSC complaint references "evidence" in an attempt to support its request for a hearing, the "evidence" to which it refers in fact does nothing to support its position but, rather, shows that Entergy has acted prudently. As further indicated in the domestic utility companies' answer, following the issuance of the FERC's System Agreement decision, all of the production costs of the domestic utility companies are now inputs to a formula rate that will result in bandwidth payments among the domestic utility companies in order to roughly equalize production costs. The domestic utility companies' answer further explains that based on well-established

Supreme Court precedent, the FERC has exclusive jurisdiction over all inputs that will be included in the System Agreement bandwidth formula rates filed in compliance with the FERC's System Agreement decision and retail regulators are preempted from taking any action that disturbs the FERC's findings with respect to these production cost inputs and the FERC-determined allocation of production costs among the domestic utility companies. The domestic utility companies believe that their conduct with respect to these issues has been prudent and will vigorously defend such conduct.

Several parties have intervened in the proceeding, including the MPSC, the LPSC, and the City Council. The LPSC's answer and comments in response to the APSC complaint ask the FERC to investigate whether Entergy Arkansas' withdrawal from the System Agreement is fair, just, and reasonable. In September 2006, the domestic utility companies, the APSC, and other intervenors in the proceeding filed responses to the answers and comments submitted by the various intervenors in July 2006. In their responses, the APSC and the LPSC, among others, argue that the FERC need not address at this time its jurisdiction over the matters raised by the complaint and further that the retail regulators are not preempted from exercising jurisdiction over those same production costs that are being considered in the proceeding. In October 2006, the domestic utility companies filed an answer to the other parties' September 2006 comments. In the October 2006 answer, the domestic utility companies explain, among other things, that the FERC must address the jurisdictional issues raised by the parties to the proceeding and that the LPSC's and APSC's view concerning jurisdiction and preemption are inconsistent with federal law and regulation.

APSC System Agreement Investigation

In 2004, the APSC commenced an investigation into whether Entergy Arkansas' continued participation in the System Agreement is in the best interests of its customers. Citing its concerns that the benefits of its continued participation in the current form of the System Agreement have been seriously eroded, in December 2005, Entergy Arkansas submitted its notice that it will terminate its participation in the current System Agreement effective 96 months from December 19, 2005 or such earlier date as authorized by the FERC. Entergy Arkansas indicated, however, that a properly structured replacement agreement could be a viable alternative. In June 2006 the APSC issued an order in its investigation requiring Entergy Arkansas President Hugh McDonald to file testimony in response to several questions involving details of what action Entergy Arkansas or Entergy has taken to insure that Entergy Arkansas' customers are protected from additional costs including those related to the following areas: construction of new generating plants located outside of Arkansas, costs of the Entergy New Orleans bankruptcy, and costs associated with restoration of facilities damaged by Hurricanes Katrina and Rita. Mr. McDonald was also directed to describe actions taken since December 19, 2005 to encourage or persuade the FERC to authorize Entergy Arkansas to exit the Entergy System Agreement sooner than 96 months, and to describe current and future actions related to development of a replacement system agreement. Responsive testimony was filed with the APSC in July and August 2006. A public hearing for the purpose of cross-examination of Mr. McDonald on his testimony and for questioning by the APSC was also conducted in July 2006. There is no further procedural schedule set in this investigation at this time.

MPSC System Agreement Inquiry

In response to an inquiry from the MPSC, Entergy Mississippi advised the MPSC of its view that it would be premature to decide at this time whether to terminate Entergy Mississippi's participation in the current System Agreement. Entergy Mississippi indicated that it would report to the MPSC during the first quarter of 2007 regarding its continuing evaluation of the issues concerning Entergy Mississippi's participation in the current System Agreement.

Independent Coordinator of Transmission (ICT)

In April 2006 the FERC issued an order approving with modification Entergy's ICT proposal filed in May 2005. In its order, the FERC: (1) approved the establishment of the ICT, with modifications; (2) approved Entergy's proposed pricing policy, with modifications; (3) approved the implementation of a weekly procurement process (WPP); and (4) ordered Entergy to submit a compliance filing and an executed contract with the Southwest Power Pool (SPP), the approved ICT, within 60 days of the order. Several parties filed requests for rehearing of the FERC order.

The proposed modifications include, among other things: (1) Entergy must file with the FERC the criteria used to grant and deny transmission service, including calculating available flowgate capacity; (2) the FERC extended the initial term of the ICT from two years to four years; and Entergy is precluded from terminating the ICT prior to the end of the four-year period; (3) the establishment of a transmission users group that will provide input directly to the ICT on the effectiveness of the ICT Proposal and also will propose to the FERC an appropriate means by which they could be given access to inputs in the process and models under the direction of the ICT; (4) with regard to any dispute between the ICT and Entergy concerning transmission service requests, transmission planning, and interconnection requests, the ICT's position will prevail during the pendency of the dispute resolution; and (5) the WPP must be operational within approximately 14 months of the FERC order or the FERC may reevaluate all approvals to proceed with the ICT. In September 2006, the FERC issued orders that generally denied the requests for rehearing relating to the ICT Proposal and related matters at the FERC. The domestic utility companies filed a request for clarification of two discrete issues arising from the FERC order on rehearing related to the ICT Proposal.

Entergy's domestic utility companies made their compliance filing with the FERC on May 24, 2006, including the executed ICT agreement with SPP. The domestic utility companies informed the FERC that, assuming they have received all required approvals, the domestic utility companies intend to install SPP as the ICT within 30 days of FERC approval of the ICT agreement. Several parties filed protests regarding the domestic utility companies' compliance filing. On October 18, 2006, the FERC accepted the domestic utility companies' compliance filing, with modification, and directed the domestic utility companies to install SPP as the ICT within 30 days of the order. The required changes to the compliance filing include, among others, the elimination of provisions that would have, in certain limited instances, allowed the ICT to be terminated during the initial four-year term. The domestic utility companies were also ordered to file certain additional information with the FERC and to submit the required changes to the compliance filing. The domestic utility companies anticipate installing the ICT within 30 days of the FERC order as directed by the FERC.

The LPSC voted to approve the ICT proposal in July 2006.

Available Flowgate Capacity (AFC) Proceeding

See the Form 10-K for a discussion of previous activity in this proceeding. Following the notification of the potential loss by the domestic utility companies of AFC data, a separate, non-public investigation was initiated by the FERC to review the domestic utility companies' record retention policies and practices. In October 2006, the FERC Office of Enforcement issued an audit report addressing the domestic utility companies' compliance with the FERC's records retention regulations. The audit report notes the following: (i) one instance where the domestic utility companies' treatment of a contract failed to comply with a FERC-imposed record retention period and notification requirement; (ii) one instance where the domestic utility companies temporarily lost an individual record but were subsequently able to reproduce it; (iii) four instances where records were retained for the full period required by the FERC, but may have been inadvertently lost prior to a retention period required by a different agency or the domestic utility companies' internal retention requirements; and (iv) a limited number of instances where the domestic utility companies' internal policies could be improved. The findings and recommendations in the audit report, which were agreed to by the domestic utility companies, represent a consensual resolution of the audit. Although these findings are not indicative of any significant areas of non-compliance, the domestic utility companies believe that the audit staff's recommendations will improve the records retention program and therefore agreed to implement the audit staff's recommendations. Additionally, as previously reported in the Form 10-K, during SPP's independent audit of the AFC process limited instances were identified in which transmission service either was granted when there was insufficient transmission capacity or was not granted when there was sufficient transmission capacity. These instances were self-reported to the FERC enforcement staff. As a result of the domestic utility companies' further review of these transactions on a more detailed basis and after identifying another issue related to the design of the AFC computer software program, the domestic utility companies identified additional instances of incorrectly granting or rejecting transmission service requests. The identified instances now involve less than 1.8% of the total transmission service requests acted on during the period at issue.

 The domestic utility companies also self-reported these additional instances to the FERC enforcement staff.  Although it has not evidenced its intent to do so, among the remedies available to the FERC is the ability to levy fines for these instances. The domestic utility companies are working with FERC enforcement staff to provide additional information related to these instances.

Market and Credit Risks

Commodity Price Risk

Power Generation

As discussed more fully in the Form 10-K, the sale of electricity from the power generation plants owned by Entergy's Non-Utility Nuclear business and Energy Commodity Services business, unless otherwise contracted, is subject to the fluctuation of market power prices. Following is an updated summary of the amount of the Non-Utility Nuclear business' output that is sold forward under physical or financial contracts (2006 represents the remaining quarter of the year):

	2006	2007	2008	2009	2010
Non-Utility Nuclear:
Percent of planned generation sold forward:
Unit-contingent	34%	36%	28%	24%	10%
Unit-contingent with guarantee of availability (1)	52%	42%	34%	17%	11%
Firm liquidated damages	4%	7%	4%	0%	0%
Palisades assuming second quarter 2007 closing	0%	10%	17%	15%	16%
Total	90%	95%	83%	56%	37%
Planned generation (TWh) (including pending Palisades acquisition)	9	38	41	41	41
Average contracted price per MWh (including pending Palisades acquisition)	$41	$49	$53	$56	$50
Average contracted price per MWh (excluding pending Palisades acquisition)	$41	$49	$55	$60	$54

(1)

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

Excluding the generation associated with the pending Palisades acquisition, Non-Utility Nuclear's total percent of planned generation sold forward is 94% in 2007, 79% in 2008, 48% in 2009, and 25% in 2010.

See the Form 10-K for a discussion of Non-Utility Nuclear's value sharing agreements with NYPA involving energy sales from the Fitzpatrick and Indian Point 3 power plants and a discussion of the Vermont Yankee PPA price adjustment clause. Non-Utility Nuclear's calculation under the NYPA value sharing agreement shows that Non-Utility Nuclear owes NYPA $0 under that agreement for 2005. NYPA's calculation, under its interpretation of the agreement, shows that $90.5 million is due for 2005. Non-Utility Nuclear believes that its interpretation is correct, and has refused NYPA's demand for $90.5 million. As called for by the value sharing agreement, NYPA has filed a demand for arbitration against the Non-Utility Nuclear subsidiaries that own Fitzpatrick and Indian Point 3 to determine the amount owed, if any, for 2005.

Some of the agreements to sell the power produced by Entergy's Non-Utility Nuclear power plants contain provisions that require an Entergy subsidiary to provide collateral to secure its obligations under the agreements. The Entergy subsidiary will be required to provide collateral based upon the difference between the current market and contracted power prices in the regions where Non-Utility Nuclear sells power. The primary form of collateral to satisfy these requirements would be an Entergy Corporation guaranty.  Cash and letters of credit are also acceptable forms of collateral.  At September 30, 2006, based on power prices at that time, Entergy had in place as collateral $905 million of Entergy Corporation guarantees for wholesale transactions, including $85 million of guarantees that support letters of credit. The assurance requirement associated with Non-Utility Nuclear is estimated to increase by an amount up to $410 million if gas prices increase $1 per MMBtu in both the short- and long-term markets. In the event of a decrease in Entergy Corporation's credit rating to below investment grade, Entergy will be required to replace Entergy Corporation guarantees with cash or letters of credit under some of the agreements.

In addition to selling the power produced by its plants, the Non-Utility Nuclear business sells installed capacity to load-serving distribution companies in order for those companies to meet requirements placed on them by the ISO in their area. Following is a summary of the amount of the Non-Utility Nuclear business' installed capacity that is currently sold forward, and the blended amount of the Non-Utility Nuclear business' planned generation output and installed capacity that is currently sold forward (2006 represents the remaining quarter of the year):

	2006	2007	2008	2009	2010
Non-Utility Nuclear:
Percent of capacity sold forward:
Bundled capacity and energy contracts	13%	11%	11%	11%	11%
Capacity contracts	82%	64%	35%	26%	9%
Palisades assuming second quarter 2007 closing	0%	10%	16%	16%	16%
Total	95%	85%	62%	53%	36%
Planned net MW in operation (average including pending Palisades acquisition)	4,200	4,666	4,998	4,998	4,998
Average capacity contract price per kW per month	$1.1	$1.6	$1.2	$1.3	$1.7
Blended Capacity and Energy (based on revenues)
% of planned generation and capacity sold forward	87%	92%	77%	51%	30%
Average contract revenue per MWh (including pending Palisades acquisition)	$42	$50	$53	$57	$51
Average contract revenue per MWh (excluding pending Palisades acquisition)	$42	$51	$56	$61	$55

Excluding the capacity associated with the pending Palisades acquisition, Non-Utility Nuclear's total percent of planned capacity sold forward is 84% in 2007, 54% in 2008, 44% in 2009, and 23% in 2010. Excluding the generation and capacity associated with the pending Palisades acquisition, Non-Utility Nuclear's blended capacity and energy sold forward (based on revenues) is 91% in 2007, 74% in 2008, 45% in 2009, and 21% in 2010.

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

In September 2006, FASB issued SFAS 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements Nos. 87, 88, 106 and 132(R)," to be effective December 31, 2006. SFAS 158 requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its balance sheet with the offset recorded to other comprehensive income. Entergy has previously disclosed its funded status in Note 10 to the consolidated financial statements in the Form 10-K. SFAS 158 also requires that changes in that funded status be recorded in other comprehensive income in the period in which the changes occur. Entergy's Utility business, with the exception of the Louisiana jurisdictions which provide for recovery of other postretirement benefit costs on a pay as you go basis, is generally allowed to recover pension and other postretirement benefit costs each period based upon costs calculated under SFAS 87 and SFAS 106. Entergy's analysis, including the regulatory accounting requirements to support recording the majority of the effect of adoption of SFAS 158 as a regulatory asset, is not yet complete.  Entergy does not expect the implementation of this standard, however, to materially affect Entergy's financial position or results of operations.

(Page left blank intentionally)

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Three and Nine Months Ended September 30, 2006 and 2005
(Unaudited)

	Three Months Ended		Nine Months Ended
	2006	2005	2006	2005
	(In Thousands, Except Share Data)

OPERATING REVENUES
Domestic electric	$2,761,124	$2,490,265	$7,031,771	$6,236,949
Natural gas	12,495	12,343	63,522	51,729
Competitive businesses	481,100	395,650	1,355,961	1,165,153
TOTAL	3,254,719	2,898,258	8,451,254	7,453,831

OPERATING EXPENSES
Operating and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	987,558	607,307	2,489,347	1,525,652
Purchased power	607,777	748,552	1,646,555	1,788,736
Nuclear refueling outage expenses	43,045	41,432	127,584	120,393
Other operation and maintenance	590,992	490,483	1,693,657	1,552,858
Decommissioning	36,933	35,056	108,787	108,579
Taxes other than income taxes	133,527	98,717	327,995	284,349
Depreciation and amortization	232,042	217,215	655,374	637,156
Other regulatory charges (credits) - net	(21,563)	5,156	(124,509)	(44,814)
TOTAL	2,610,311	2,243,918	6,924,790	5,972,909

OPERATING INCOME	644,408	654,340	1,526,464	1,480,922

OTHER INCOME
Allowance for equity funds used during construction	7,721	5,894	32,088	29,414
Interest and dividend income	37,720	50,564	116,689	115,621
Equity in earnings of unconsolidated equity affiliates	14,772	8,419	26,843	22,012
Miscellaneous - net	30,964	(10,377)	16,793	4,599
TOTAL	91,177	54,500	192,413	171,646

INTEREST AND OTHER CHARGES
Interest on long-term debt	125,907	111,101	369,058	324,149
Other interest - net	15,035	18,679	47,532	43,436
Allowance for borrowed funds used during construction	(4,538)	(6,516)	(18,989)	(19,790)
TOTAL	136,404	123,264	397,601	347,795

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	599,181	585,576	1,321,276	1,304,773

Income taxes	202,437	222,080	444,170	466,172

INCOME FROM CONTINUING OPERATIONS	396,744	363,496	877,106	838,601

INCOME (LOSS) FROM DISCONTINUED OPERATIONS (net of income tax
expense (benefit) of ($563), ($3,823), $5,423 and ($6,057) , respectively)	(1,050)	(7,108)	9,830	(11,286)

CONSOLIDATED NET INCOME	395,694	356,388	886,936	827,315

Preferred dividend requirements and other	6,811	6,436	22,622	19,217

EARNINGS APPLICABLE TO
COMMON STOCK	$388,883	$349,952	$864,314	$808,098

Basic earnings (loss) per average common share:
Continuing operations	$1.87	$1.71	$4.11	$3.88
Discontinued operations	-	($0.03)	$0.05	($0.05)
Basic earnings per average common share	$1.87	$1.68	$4.16	$3.83
Diluted earnings (loss) per average common share:
Continuing operations	$1.83	$1.68	$4.03	$3.80
Discontinued operations	-	($0.03)	$0.05	($0.05)
Diluted earnings per average common share	$1.83	$1.65	$4.08	$3.75
Dividends declared per common share	$0.54	$0.54	$1.62	$1.62

Basic average number of common shares outstanding	208,382,863	207,906,762	208,034,946	211,033,629
Diluted average number of common shares outstanding	212,404,770	212,335,619	211,782,858	215,540,185

See Notes to Consolidated Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2006 and 2005
(Unaudited)
	2006	2005
	(In Thousands)

OPERATING ACTIVITIES
Consolidated net income	$886,936	$827,315
Adjustments to reconcile consolidated net income to net cash flow provided by operating activities:
Reserve for regulatory adjustments	43,960	(85,212)
Other regulatory credits - net	(124,509)	(44,814)
Depreciation, amortization, and decommissioning	765,627	747,397
Deferred income taxes and investment tax credits	(90,439)	204,297
Equity in earnings of unconsolidated equity affiliates - net of dividends	(24,669)	(16,712)
Changes in working capital:
Receivables	210,311	(675,927)
Fuel inventory	3,652	(10,407)
Accounts payable	(390,804)	508,648
Taxes accrued	768,251	186,803
Interest accrued	3,190	15,231
Deferred fuel	436,663	(267,441)
Other working capital accounts	111,491	(64,075)
Provision for estimated losses and reserves	27,595	5,755
Changes in other regulatory assets	(193,323)	(316,327)
Other	(176,575)	92,417
Net cash flow provided by operating activities	2,257,357	1,106,948

INVESTING ACTIVITIES
Construction/capital expenditures	(1,233,505)	(877,165)
Allowance for equity funds used during construction	32,088	29,414
Nuclear fuel purchases	(260,759)	(260,587)
Proceeds from sale/leaseback of nuclear fuel	135,079	174,140
Proceeds from sale of assets and businesses	77,159	-
Payment for purchase of plant	(88,199)	(162,075)
Decrease in other investments	56,501	19,698
Purchases of other temporary investments	-	(1,591,025)
Liquidation of other temporary investments	-	1,778,975
Proceeds from nuclear decommissioning trust fund sales	580,745	711,494
Investment in nuclear decommissioning trust funds	(655,788)	(786,635)
Other regulatory investments	(38,506)	(240,232)
Net cash flow used in investing activities	(1,395,185)	(1,203,998)

See Notes to Consolidated Financial Statements.

30

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2006 and 2005
(Unaudited)
	2006	2005
	(In Thousands)

FINANCING ACTIVITIES
Proceeds from the issuance of:
Long-term debt	1,377,701	2,538,976
Preferred stock	73,354	29,998
Common stock and treasury stock	32,072	114,552
Retirement of long-term debt	(1,598,425)	(1,366,909)
Repurchase of common stock	-	(878,188)
Redemption of preferred stock	(183,881)	(33,719)
Changes in credit line borrowings - net	(40,000)	39,850
Dividends paid:
Common stock	(337,104)	(341,437)
Preferred stock	(22,861)	(19,087)
Net cash flow provided by (used in) financing activities	(699,144)	84,036

Effect of exchange rates on cash and cash equivalents	(820)	(787)

Net increase (decrease) in cash and cash equivalents	162,208	(13,801)

Cash and cash equivalents at beginning of period	582,820	619,786

Effect of the deconsolidation of Entergy New Orleans on cash and cash equivalents	-	(7,954)

Cash and cash equivalents at end of period	$745,028	$598,031

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$390,059	$332,056
Income taxes	($197,560)	$118,989

See Notes to Consolidated Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
September 30, 2006 and December 31, 2005
(Unaudited)
	2006	2005
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$136,421	$221,773
Temporary cash investments - at cost,
which approximates market	608,607	361,047
Total cash and cash equivalents	745,028	582,820
Note receivable - Entergy New Orleans DIP loan	31,841	90,000
Notes receivable	1,127	3,227
Accounts receivable:
Customer	631,983	629,717
Allowance for doubtful accounts	(19,553)	(30,805)
Other	438,359	459,152
Accrued unbilled revenues	292,612	477,570
Total receivables	1,343,401	1,535,634
Deferred fuel costs	73,722	543,927
Fuel inventory - at average cost	202,543	206,195
Materials and supplies - at average cost	594,870	610,932
Deferred nuclear refueling outage costs	104,511	157,764
Prepayments and other	89,291	325,795
TOTAL	3,186,334	4,056,294

OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity	323,007	296,784
Decommissioning trust funds	2,748,771	2,606,765
Non-utility property - at cost (less accumulated depreciation)	213,179	228,833
Other	40,630	81,535
TOTAL	3,325,587	3,213,917

PROPERTY, PLANT AND EQUIPMENT
Electric	30,429,958	29,161,027
Property under capital lease	723,614	727,565
Natural gas	89,685	86,794
Construction work in progress	815,266	1,524,085
Nuclear fuel under capital lease	248,506	271,615
Nuclear fuel	462,338	436,646
TOTAL PROPERTY, PLANT AND EQUIPMENT	32,769,367	32,207,732
Less - accumulated depreciation and amortization	13,413,896	13,010,687
PROPERTY, PLANT AND EQUIPMENT - NET	19,355,471	19,197,045

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
SFAS 109 regulatory asset - net	777,042	735,221
Other regulatory assets	2,376,634	2,133,724
Deferred fuel costs	168,122	120,489
Long-term receivables	22,989	25,572
Goodwill	377,172	377,172
Other	968,303	991,835
TOTAL	4,690,262	4,384,013

TOTAL ASSETS	$30,557,654	$30,851,269

See Notes to Consolidated Financial Statements.

32

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY
September 30, 2006 and December 31, 2005
(Unaudited)
	2006	2005
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$108,191	$103,517
Notes payable	41	40,041
Accounts payable	869,185	1,655,787
Customer deposits	239,612	222,206
Taxes accrued	254,205	188,159
Accumulated deferred income taxes	36,805	143,409
Nuclear refueling outage costs	4,791	15,548
Interest accrued	158,045	154,855
Obligations under capital leases	136,944	130,882
Other	329,125	473,510
TOTAL	2,136,944	3,127,914

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	5,958,146	5,279,228
Accumulated deferred investment tax credits	363,050	376,550
Obligations under capital leases	183,835	175,005
Other regulatory liabilities	431,901	408,667
Decommissioning and retirement cost liabilities	1,994,185	1,923,971
Transition to competition	79,098	79,101
Regulatory reserves	15,916	18,624
Accumulated provisions	515,547	556,028
Long-term debt	8,614,114	8,824,493
Preferred stock with sinking fund	10,500	13,950
Other	1,351,123	1,879,017
TOTAL	19,517,415	19,534,634

Commitments and Contingencies

Preferred stock without sinking fund	345,035	445,974

SHAREHOLDERS' EQUITY
Common stock, $.01 par value, authorized 500,000,000
shares; issued 248,174,087 shares in 2006 and in 2005	2,482	2,482
Paid-in capital	4,818,892	4,817,637
Retained earnings	5,950,786	5,428,407
Accumulated other comprehensive loss	(101,808)	(343,819)
Less - treasury stock, at cost (39,606,024 shares in 2006 and
40,644,602 shares in 2005)	2,112,092	2,161,960
TOTAL	8,558,260	7,742,747

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$30,557,654	$30,851,269

See Notes to Consolidated Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS, COMPREHENSIVE INCOME, AND PAID-IN CAPITAL
For the Three and Nine Months Ended September 30, 2006 and 2005
(Unaudited)

	Three Months Ended
	2006		2005
	(In Thousands)
RETAINED EARNINGS
Retained Earnings - Beginning of period	$5,676,094		$5,212,985
Add: Earnings applicable to common stock	388,883	$388,883	349,952	$349,952
Deduct:
Dividends declared on common stock	112,570		112,166
Capital stock and other expenses	1,621		553
Total	114,191		112,719
Retained Earnings - End of period	$5,950,786		$5,450,218

ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of period
Accumulated derivative instrument fair value changes	($194,629)		($208,067)
Other accumulated comprehensive income items	40,804		61,060
Total	(153,825)		(147,007)

Net derivative instrument fair value changes
arising during the period (net of tax expense (benefit) of $17,470 and ($77,484))	27,295	27,295	(116,238)	(116,238)

Foreign currency translation (net of tax expense of $143 and $493)	265	265	916	916

Minimum pension liability (net of tax expense of $386)	617	617	-	-

Net unrealized investment gains (net of tax expense (benefit) of $18,788 and ($651))	23,840	23,840	(3,548)	(3,548)

Balance at end of period:
Accumulated derivative instrument fair value changes	($167,334)		($324,305)
Other accumulated comprehensive income items	65,526		58,428
Total	($101,808)		($265,877)
Comprehensive Income		$440,900		$231,082

PAID-IN CAPITAL
Paid-in Capital - Beginning of period	$4,817,628		$4,845,037
Add: Common stock issuances related to stock plans	1,264		(5,227)
Paid-in Capital - End of period	$4,818,892		$4,839,810

	Nine Months Ended
	2006		2005
	(In Thousands)
RETAINED EARNINGS
Retained Earnings - Beginning of period	$5,428,407		$4,984,302
Add: Earnings applicable to common stock	864,314	$864,314	808,098	$808,098
Deduct:
Dividends declared on common stock	337,004		341,614
Capital stock and other expenses	4,931		568
Total	341,935		342,182
Retained Earnings - End of period	$5,950,786		$5,450,218

ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of period
Accumulated derivative instrument fair value changes	($392,614)		($141,411)
Other accumulated comprehensive income items	48,795		47,958
Total	(343,819)		(93,453)

Net derivative instrument fair value changes
arising during the period (net of tax expense (benefit) of $149,013 and ($115,176))	225,280	225,280	(182,894)	(182,894)

Foreign currency translation (net of tax expense of $442 and $424)	821	821	787	787

Minimum pension liability (net of tax expense (benefit) of $386 and ($1,344))	617	617	(2,054)	(2,054)

Net unrealized investment gains (net of tax expense of $10,986 and $8,794)	15,293	15,293	11,737	11,737

Balance at end of period:
Accumulated derivative instrument fair value changes	($167,334)		($324,305)
Other accumulated comprehensive income items	65,526		58,428
Total	($101,808)		($265,877)
Comprehensive Income		$1,106,325		$635,674

PAID-IN CAPITAL
Paid-in Capital - Beginning of period	$4,817,637		$4,835,375
Add: Common stock issuances related to stock plans	1,255		4,435
Paid-in Capital - End of period	$4,818,892		$4,839,810

See Notes to Consolidated Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three and Nine Months Ended September 30, 2006 and 2005
(Unaudited)

	Three Months Ended		Increase/
Description	2006	2005	(Decrease)%
	(Dollars In Millions)
U.S. Utility Electric Operating Revenues:
Residential	$1,115	$1,002	$113	11
Commercial	687	601	86	14
Industrial	704	642	62	10
Governmental	42	37	5	14
Total retail	2,548	2,282	266	12
Sales for resale	147	189	(42)	(22)
Other	66	19	47	247
Total	$2,761	$2,490	$271	11

U.S. Utility Billed Electric Energy
Sales (GWh):
Residential	10,772	10,630	142	1
Commercial	7,484	7,301	183	3
Industrial	10,154	9,736	418	4
Governmental	436	424	12	3
Total retail	28,846	28,091	755	3
Sales for resale	2,894	3,184	(290)	(9)
Total	31,740	31,275	465	1

	Nine Months Ended		Increase/
Description	2006	2005	(Decrease)%
	(Dollars In Millions)
U.S. Utility Electric Operating Revenues:
Residential	$2,509	$2,164	$345	16
Commercial	1,773	1,469	304	21
Industrial	1,990	1,742	248	14
Governmental	118	101	17	17
Total retail	6,390	5,476	914	17
Sales for resale	488	474	14	3
Other	154	287	(133)	(46)
Total	$7,032	$6,237	$795	13

U.S. Utility Billed Electric Energy
Sales (GWh):
Residential	24,768	24,358	410	2
Commercial	19,078	18,507	571	3
Industrial	28,768	28,837	(69)	-
Governmental	1,196	1,184	12	1
Total retail	73,810	72,886	924	1
Sales for resale	8,471	8,811	(340)	(4)
Total	82,281	81,697	584	1

ENTERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. COMMITMENTS AND CONTINGENCIES

Entergy New Orleans Bankruptcy

See Note 9 to the consolidated financial statements for information on the Entergy New Orleans bankruptcy proceeding.

Nuclear Insurance

See Note 8 to the consolidated financial statements in the Form 10-K for information on nuclear liability and property insurance associated with Entergy's nuclear power plants.

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

Nuclear Decommissioning and Other Asset Retirement Costs

See Note 8 to the consolidated financial statements in the Form 10-K for information on nuclear decommissioning and other retirement costs. In the third quarter of 2006, Entergy's Non-Utility Nuclear business recorded a reduction of $27.0 million in its decommissioning cost liabilities in conjunction with a new decommissioning cost study as a result of revised decommissioning costs and changes in assumptions regarding the timing of when the decommissioning of a plant will begin. The revised estimate resulted in miscellaneous income of $27.0 million ($16.6 million net-of-tax), reflecting the excess of the reduction in the liability over the amount of undepreciated asset retirement cost.

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

NOTE 2. RATE AND REGULATORY MATTERS

Storm Costs Recovery Filings with Retail Regulators

On July 31, 2006, Entergy Louisiana and Entergy Gulf States filed a supplemental and amending storm cost recovery application with the LPSC, in which Entergy Louisiana and Entergy Gulf States requested that the LPSC (1) review Entergy Louisiana's and Entergy Gulf States' testimony and exhibits relating to the costs associated with Hurricanes Katrina and Rita, and declare that those verified, actual storm-related costs through May 31, 2006 are $466.8 million for Entergy Louisiana and $200.3 million for Entergy Gulf States in the Louisiana jurisdiction and that those costs were prudently incurred; (2) declare that the annual revenue requirements associated with the recovery of those costs, including carrying costs, based on a ten-year levelized rate are $54.4 million for Entergy Louisiana and $26.2 million for Entergy Gulf States; (3) authorize Entergy Louisiana and Entergy

 Gulf States to recover the costs through Storm Cost Recovery Riders (SCRRs) proposed by Entergy Louisiana and Entergy Gulf States; (4) declare that the storm costs incurred subsequent to May 31, 2006 are to be filed by Entergy Louisiana and Entergy Gulf States with the LPSC on an annual basis in connection with their annual formula rate plan (FRP) filings, and that the SCRRs be adjusted annually to reflect such costs and any insurance proceeds or CDBG funds actually received, with the adjusted amounts to be collected through the SCRRs to take effect contemporaneous with the effective date of rate changes under the FRP; (5) declare that the storm-related costs incurred by Entergy Louisiana and Entergy Gulf States meet the conditions set forth in the FRP for exclusion from the sharing provisions in those FRPs and authorize the permanent recovery of storm costs outside of the FRPs adopted by the LPSC for Entergy Louisiana and Entergy Gulf States; and (6) authorize the funding of a storm reserve through securitization sufficient to fund a storm cost reserve of $132 million for Entergy Louisiana and $81 million for Entergy Gulf States. Hearings are scheduled for March 2007. Entergy Gulf States and Entergy Louisiana also intend to pursue securitization options for the storm cost recovery as well, which is authorized by a law signed by the Governor of Louisiana in May 2006.

In July 2006, Entergy Gulf States filed an application with the PUCT with respect to the $393.2 million of Hurricane Rita reconstruction costs incurred in its Texas retail jurisdiction through March 31, 2006. The filing asks the PUCT to determine that $393.2 million is the amount of reasonable and necessary hurricane reconstruction costs eligible for securitization and recovery, approve the recovery of carrying costs, and approve the manner in which Entergy Gulf States allocates those costs among its Texas retail customer classes.  If approved, Entergy Gulf States' application will ultimately affect all its retail customers in Texas. Entergy Gulf States' filing does not request recovery of costs through a specific rider on customer bills or through any other means at this time. This is the first of two filings authorized by a law passed earlier this year in a special session of the Texas Legislature. A hearing before the PUCT on the filing was scheduled for November 1-3, 2006, but at the commencement of the hearing all of the parties in attendance announced that they had reached a unanimous agreement in principle to settle the issues in the proceeding. The parties are developing the documentation to formalize the settlement. The parties intend to submit the settlement documents to the PUCT prior to Thanksgiving 2006 so that the PUCT can approve them by early December 2006. A second filing will request securitization and recovery of the costs eligible for securitization through retail rates and tariffs. Entergy Gulf States expects to make the second filing following the conclusion of the reconstruction cost case.

In March 2006, the Governor of Mississippi signed a law that established a mechanism by which the MPSC could authorize and certify an electric utility financing order and the state could issue general obligation bonds to finance the costs of repairing damage caused by Hurricane Katrina to the systems of investor-owned electric utilities.  Because of the passage of this law and the possibility of Entergy Mississippi obtaining CDBG funds for Hurricane Katrina storm restoration costs, in March 2006, the MPSC issued an order approving a Joint Stipulation between Entergy Mississippi and the Mississippi Public Utilities Staff that provided for a review of Entergy Mississippi's total storm restoration costs in an Application for an Accounting Order proceeding.  The Stipulation stated that the procedural schedule of Entergy Mississippi's December 2005 filing seeking recovery of hurricane costs through an existing Entergy Mississippi storm damage rider should be suspended until the MPSC issues a final order in the Application for an Accounting Order proceeding.

In June 2006, the MPSC issued an order certifying Entergy Mississippi's Hurricane Katrina restoration costs incurred through March 31, 2006 of $89 million, net of estimated insurance proceeds. Two days later, Entergy Mississippi filed a request with the Mississippi Development Authority for $89 million of CDBG funding for reimbursement of its Hurricane Katrina infrastructure restoration costs. Entergy Mississippi also filed a Petition for Financing Order with the MPSC for authorization of state general obligation bond financing of $169 million for Hurricane Katrina restoration costs and future storm costs. The $169 million amount included the $89 million of Hurricane Katrina restoration costs plus $80 million to build Entergy Mississippi's storm damage reserve for the future. Entergy Mississippi's filing stated that the amount actually financed through the state bonds would be net of any CDBG funds that Entergy Mississippi received.

In October 2006, the Mississippi Development Authority approved for payment and Entergy Mississippi received $81 million in CDBG funding for Hurricane Katrina costs. The MPSC then issued a financing order authorizing the issuance of $48 million of state general obligation bonds, with $8 million for the remainder of Entergy Mississippi's certified Hurricane Katrina restoration costs and $40 million for the increase in Entergy Mississippi's storm damage reserve. $30 million of the storm reserve will be set aside in a restricted account. Entergy Mississippi expects to forward the financing order to the state bond commission, as per the March 2006 law, and expects to receive the proceeds from the state general obligation bond issuance in the first quarter of 2007.

Deferred Fuel Costs

See Note 2 to the consolidated financial statements in the Form 10-K for information regarding fuel proceedings involving the domestic utility companies.

Entergy Arkansas

In March 2006, Entergy Arkansas filed with the APSC its annual redetermination of the energy cost rate for application to the period April 2006 through March 2007. The filed energy cost rate of $0.02827 per kWh was proposed to replace the interim rate of $0.01900 per kWh that had been in place since October 2005. The interim energy cost rate is discussed in Note 2 to the financial statements in the Form 10-K, along with the investigation that the APSC commenced concerning Entergy Arkansas' interim energy cost rate. The increase in the energy cost rate is due to increases in the cost of purchased power primarily due to the natural gas cost increase and the effect that Hurricanes Katrina and Rita had on market conditions, increased demand for purchased power during the ANO 1 refueling and steam generator replacement outage in the fall of 2005, and coal plant generation curtailments during off-peak periods due to railroad delivery problems.

On March 31, 2006, the APSC suspended implementation of the $0.02827 per kWh energy cost rate, and ordered that the $0.01900 per kWh interim rate remain in effect pending the APSC proceedings on the energy cost recovery filings. The APSC also extended its investigation into Entergy Arkansas' interim energy cost rate to cover the costs included in Entergy Arkansas' March 2006 filing. The extended investigation did not identify new issues in addition to the four issues listed in the Form 10-K and covers the same time period. On April 7, 2006, the APSC issued a show cause order in the investigation proceeding that ordered Entergy Arkansas to file a cost of service study by June 8, 2006. The order also directed Entergy Arkansas to file testimony to support the cost of service study, to support the $0.02827 per kWh cost rate, and to address the general topic of elimination of the energy cost recovery rider.

In June 2006, Entergy Arkansas filed a motion with the APSC seeking again to implement the redetermined energy cost rate of $0.02827 per kWh. After a hearing, the APSC approved Entergy Arkansas' request and the redetermined rate was implemented in July 2006, subject to refund pending the outcome of the APSC energy cost recovery investigation. Because of the delay in implementing the redetermined energy cost rate, Entergy Arkansas estimated in its motion that $46 million of energy costs would remain under-recovered at December 31, 2006.

On June 7, 2006, Entergy Arkansas filed a cost of service study and testimony supporting the redetermined energy cost rate and testimony addressing the prospective elimination of the energy cost recovery rider as ordered by the APSC. A hearing was held in the APSC energy cost recovery investigation on October 12, 2006 and post-hearing briefs were filed by Entergy Arkansas, the APSC General Staff, the Arkansas Attorney General, and the Arkansas Electric Energy Consumers. No party recommended termination of the energy cost recovery rider in the fuel cost investigation proceeding. The timing of a decision in this proceeding is uncertain.

Entergy Gulf States

In March 2006, Entergy Gulf States filed with the PUCT an application to implement an interim fuel surcharge in connection with the under-recovery of $97 million including interest on eligible fuel costs for the period August 2005 through January 2006. This surcharge is in addition to an interim surcharge that went into effect in January 2006. Entergy Gulf States entered into a unanimous settlement that reduced the requested surcharge for actual over-collections from the months of February and March 2006, resulting in a surcharge of $78.8 million to be implemented over a twelve-month period beginning in June 2006. The PUCT approved the surcharge in June 2006. Entergy Gulf States has since entered into a joint agreement with several parties, which was approved by the PUCT, to remove the first interim fuel surcharge (the January 2006 surcharge) effective with the first billing cycle in November 2006. That surcharge was to be in effect until the end of 2006. Additionally, Entergy Gulf States requested that the PUCT remove the second interim surcharge (the June 2006 surcharge) as of November 2006 as well, which the PUCT has approved. Both of these requests are the result of over-recoveries in recent months. Amounts collected through the interim fuel surcharges are subject to final reconciliation in a future fuel reconciliation proceeding.

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

Filings with the APSC

In August 2006, Entergy Arkansas filed with the APSC a request for a change in base rates. Entergy Arkansas requested a general base rate increase of $150 million (using an ROE of 11.25%), as well as recovery of FERC-allocated costs pursuant to the FERC decision on the System Agreement. Entergy Arkansas also requested a capacity management rider to recover incremental capacity costs. A procedural schedule has been established with hearings expected to begin in April 2007.

See Entergy Corporation and Subsidiaries' "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends - Federal Regulation - System Agreement Litigation" in the Form 10-K and herein for a discussion of Entergy's compliance filing in that proceeding. If the FERC approves the compliance tariff as filed, then payments under that tariff will be classified as energy costs, which would then be included in setting the retail energy cost rate as part of the normal working of the energy cost recovery rider.  As noted above, the APSC has given notice that it is considering the prospective elimination of the energy cost recovery rider.  Therefore, Entergy Arkansas proposed in the August 2006 base rate case an alternative to the energy cost recovery rider for recovery of the costs allocated to it as a result of the System Agreement litigation should the energy cost recovery rider be lawfully terminated by the APSC.  A separate exact recovery rider, similar to the energy cost recovery rider, would ensure that Entergy Arkansas customers pay only the amount allocated by the FERC.

Filings with the PUCT and Texas Cities

As discussed in the Form 10-K, in August 2005, Entergy Gulf States filed with the PUCT an application for recovery of its transition to competition costs. Entergy Gulf States requested recovery of $189 million in transition to competition costs through implementation of a 15-year rider to be effective no later than March 1, 2006. The $189 million represents transition to competition costs Entergy Gulf States incurred from June 1, 1999 through June 17, 2005 in preparing for competition in its Texas service area, including attendant AFUDC, and all carrying costs projected to be incurred on the transition to competition costs through February 28, 2006. The $189 million is before any gross-up for taxes or carrying costs over the 15-year recovery period. Entergy Gulf States reached a unanimous settlement agreement on all issues with the active parties in the transition to competition cost recovery case. The agreement allows Entergy Gulf States to recover $14.5 million per year in transition to competition costs over a 15-year period. Entergy Gulf States implemented interim rates based on this revenue level on March 1, 2006. The PUCT approved the settlement agreement in June 2006.

Filings with the LPSC

Retail Rates - Electric

(Entergy Gulf States)

In March 2006, the LPSC approved an uncontested stipulated settlement in Entergy Gulf States' formula rate plan filing for the 2004 test year. The settlement includes a revenue requirement increase of $36.8 million and calls for Entergy Gulf States to apply a refund liability of $744 thousand to capacity deferrals. The refund liability pertained to the periods 2004-2005 as well as the interim period in which a $37.2 million revenue increase was in place.

In May 2006, Entergy Gulf States made its formula rate plan filing with the LPSC for the 2005 test year. Entergy Gulf States modified the filing in August 2006 to reflect an 11.1% return on equity which is within the allowed bandwidth. The modified filing includes a formula rate plan increase of $17.2 million which provides for interim recovery of storm costs from Hurricanes Katrina and Rita and recovery of LPSC-approved incremental deferred and ongoing capacity costs. The increase was implemented, subject to refund, with the first billing cycle of September 2006.

(Entergy Louisiana)

In May 2006, Entergy Louisiana made its formula rate plan filing with the LPSC for the 2005 test year. Entergy Louisiana modified the filing in August 2006 to reflect a 9.45% return on equity which is within the allowed bandwidth. The modified filing includes an increase of $24 million for interim recovery of storm costs from Hurricanes Katrina and Rita and a $120 million rate increase to recover LPSC-approved incremental deferred and ongoing capacity costs. The filing requested recovery of approximately $50 million for the amortization of capacity deferrals over a three-year period, including carrying charges, and approximately $70 million for ongoing capacity costs. The increase was implemented, subject to refund, with the first billing cycle of September 2006. Comments were provided by the LPSC Staff, which Entergy Louisiana is currently reviewing. Entergy Louisiana subsequently updated its formula rate plan rider to reflect adjustments proposed by the LPSC Staff with which it agrees. The adjusted return on equity of 9.56% remains within the allowed bandwidth. Ongoing and deferred incremental capacity costs were reduced to $119 million. The updated formula rate plan rider was implemented, subject to refund, with the first billing cycle of October 2006.

Retail Rates - Gas (Entergy Gulf States)

In January 2006, Entergy Gulf States filed with the LPSC its gas rate stabilization plan. The filing showed a revenue deficiency of $4.1 million based on an ROE mid-point of 10.5%. On May 1, 2006, Entergy Gulf States implemented a $3.5 million rate increase pursuant to an uncontested agreement with the LPSC Staff.

Filings with the MPSC

In March 2006, Entergy Mississippi made its annual scheduled formula rate plan filing with the MPSC.  The filing was amended by an April 2006 filing.  The amended filing showed that an increase of $3.1 million in electric revenues is warranted.  The MPSC has approved a settlement providing for a $1.8 million rate increase, which was implemented in August 2006.

Filings with the City Council

In June 2006, Entergy New Orleans made its annual formula rate plan filings with the City Council.  The filings presented various alternatives to reflect the effect of Entergy New Orleans' lost customers and decreased revenue. Entergy New Orleans' recommended alternative adjusts for lost customers and assumes that the City Council's June 2006 decision to allow recovery of all Grand Gulf costs through the fuel adjustment clause stays in place during the rate-effective period (a significant portion of Grand Gulf costs was previously recovered through base rates).

At the same time as it made its formula rate plan filings, Entergy New Orleans also filed with the City Council a request to implement two storm-related riders. With the first rider, Entergy New Orleans sought to recover the electric and gas restoration costs that it had actually spent through March 31, 2006. Entergy New Orleans also proposed semiannual filings to update the rider for additional restoration spending and also to consider the receipt of CDBG funds or insurance proceeds that it may receive. With the second rider, Entergy New Orleans sought to establish a storm reserve to provide for the risk of another storm.

In October 2006 the City Council approved a settlement agreement that resolves Entergy New Orleans' rate and storm-related rider filings by providing for phased-in rate increases, while taking into account with respect to storm restoration costs the anticipated receipt of CDBG funding as recommended by the Louisiana Recovery Authority. The settlement provides for a 0% increase in electric base rates through December 2007, with a $3.9 million increase implemented in January 2008. Recovery of all Grand Gulf costs through the fuel adjustment clause will continue. Gas base rates will increase by $4.75 million in November 2006, an additional $1.5 million in March 2007, and an additional $4.75 million in November 2007. The settlement calls for Entergy New Orleans to file a base rate case by July 31, 2008. Any storm costs in excess of CDBG funding and insurance proceeds will be addressed in that base rate case. A storm cost recovery rider is authorized but initially set at $0 because of the anticipated receipt of CDBG funding. The settlement also authorizes a $75 million storm reserve for damage from future storms, which will be created over a ten-year period through a storm reserve rider beginning in March 2007. These storm reserve funds will be held in a restricted escrow account.

Customer-Initiated Proceeding at the FERC

As discussed in Part I, Item 1 of the Form 10-K, in September 2004, East Texas Electric Cooperative (ETEC) filed a complaint at the FERC against Entergy Arkansas relating to a contract dispute over the pricing of substitute energy at the co-owned Independence coal unit.  In October 2004, Arkansas Electric Cooperative (AECC) filed a similar complaint at the FERC against Entergy Arkansas, addressing the same issue with respect to Independence and another co-owned coal unit, White Bluff. FERC consolidated these cases, ordered a hearing in the consolidated proceeding, and established refund effective dates.  The main issue in the consolidated case relates to the consequences under the governing contracts when the dispatch of the coal units is constrained due to system operating conditions.  In August 2005, Entergy Arkansas and ETEC filed a settlement at the FERC that resolved all issues in dispute between ETEC and Entergy Arkansas. As part of the settlement, ETEC dismissed its complaint. A hearing was held on the AECC complaint and an ALJ Initial Decision was issued in January 2006 in which the ALJ found AECC's claims to be without merit. On October 25, 2006, the FERC issued an order on the ALJ's Initial Decision. In the order, the FERC reversed the ALJ's findings. Specifically, the FERC found that the governing contracts do not recognize the effects of dispatch constraints on the co-owned units. The FERC explained that for over twenty-three years the course of conduct of the parties was such that AECC received its full entitlement to the two coal units, regardless of any reduced output caused by system operating constraints. Based on the order, Entergy Arkansas is required to refund to AECC all excess amounts billed to AECC as a result of the system operating constraints. Entergy Arkansas estimates currently that this will result in a refund to AECC of approximately $26 million, although Entergy Arkansas is still refining the estimate. Requests for rehearing of the FERC's decision are due on November 24, 2006.

NOTE 3. COMMON EQUITY

Common Stock

Earnings per Share

The following tables present Entergy's basic and diluted earnings per share (EPS) calculations included on the consolidated income statement:
	For the Three Months Ended September 30,
	2006		2005
	(In Millions, Except Per Share Data)
		$/share		$/share
Earnings applicable to common stock	$388.9		$350.0

Average number of common shares outstanding - basic	208.4	$1.87	207.9	$1.68
Average dilutive effect of:
Stock Options	3.8	(0.034)	4.2	(0.033)
Deferred Units	0.2	(0.002)	0.2	(0.002)
Average number of common shares outstanding - diluted	212.4	$1.83	212.3	$1.65

	For the Nine Months Ended September 30,
	2006		2005
	(In Millions, Except Per Share Data)
		$/share		$/share
Earnings applicable to common stock	$864.3		$808.1

Average number of common shares outstanding - basic	208.0	$4.16	211.0	$3.83
Average dilutive effect of:
Stock Options	3.6	(0.070)	4.3	(0.076)
Deferred Units	0.2	(0.004)	0.2	(0.005)
Average number of common shares outstanding - diluted	211.8	$4.08	215.5	$3.75

Entergy's stock option and other equity compensation plans are discussed in Note 7 to the consolidated financial statements in the Form 10-K.

Treasury Stock

During the nine months ended September 30, 2006, Entergy Corporation issued 1,038,578 shares of its previously repurchased common stock to satisfy stock option exercises and other stock-based awards.

Retained Earnings

On October 27, 2006, Entergy Corporation's Board of Directors declared a common stock dividend of $0.54 per share, payable on December 1, 2006 to holders of record as of November 10, 2006.

Accumulated Other Comprehensive Income

Cash flow hedges with net unrealized losses of approximately $130 million net-of-tax at September 30, 2006 are scheduled to mature during the next twelve months.

NOTE 4. LINES OF CREDIT, RELATED SHORT-TERM BORROWINGS, AND LONG-TERM DEBT

Entergy Corporation has in place two separate revolving credit facilities, a five-year credit facility and a three-year credit facility. The five-year credit facility, which expires in May 2010, has a borrowing capacity of $2 billion, of which $495 million was outstanding as of September 30, 2006. The three-year facility, which expires in December 2008, has a borrowing capacity of $1.5 billion, none of which was outstanding as of September 30, 2006. Entergy can issue letters of credit against the total borrowing capacity of both credit facilities, and letters of credit totaling $94.1 million had been issued against the five-year facility at September 30, 2006. The total unused capacity for these facilities as of September 30, 2006 was approximately $2.9 billion. The commitment fee for this facility is currently 0.13% per annum of the unused amount. Commitment fees and interest rates on loans under the credit facility can fluctuate depending on the senior debt ratings of the domestic utility companies.

Entergy Arkansas, Entergy Gulf States, and Entergy Mississippi, each has credit facilities available as of September 30, 2006 as follows:
Company	Expiration Date	Amount of Facility	Amount Drawn as of September 30, 2006

Entergy Arkansas	April 2007	$85 million	-
Entergy Gulf States	February 2011	$50 million (a)	-
Entergy Mississippi	May 2007	$30 million (b)	-
Entergy Mississippi	May 2007	$20 million (b)	-

(a)	The credit facility allows Entergy Gulf States to issue letters of credit against the borrowing capacity of the facility. As of September 30, 2006, $1.4 million in letters of credit had been issued.
(b)	Borrowings under the Entergy Mississippi facilities may be secured by a security interest in its accounts receivable.

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

The FERC has issued an order ("FERC Short-Term Order") approving the short-term borrowing limits of the domestic utility companies (except Entergy New Orleans) and System Energy through March 31, 2008. Entergy New Orleans may rely on existing SEC PUHCA 1935 orders for its financing authority, subject to bankruptcy court approval. In addition to borrowings from commercial banks, the FERC Short-Term Order authorized the domestic utility companies (except Entergy New Orleans, which is authorized by an SEC PUHCA 1935 order) and System Energy to continue as participants in the Entergy System money pool. The money pool is an inter-company borrowing arrangement designed to reduce Entergy's subsidiaries' dependence on external short-term borrowings. Borrowings from the money pool and external short-term borrowings combined may not exceed the authorized limits. As of September 30, 2006, Entergy's subsidiaries' aggregate authorized limit was $2.0 billion and the aggregate outstanding borrowing from the money pool was $346.9 million.

Long-term Debt

The following long-term debt has been issued by Entergy in 2006:

	Issue Date	Amount
		(In Thousands)
U.S. Utility
Mortgage Bonds:
5.92% Series due February 2016 - Entergy Mississippi	January 2006	$100,000
Other Long-term Debt:
4.60% Series due October 2017, Jefferson County - Arkansas (Entergy Arkansas) (secured by a series of collateral first mortgage bonds)	June 2006	$54,700

The following long-term debt was retired by Entergy in 2006:
	Retirement Date	Amount
		(In Thousands)
U.S. Utility
Other Long-term Debt:
5.95% Series due December 2023, St. Charles Parish - Louisiana (Entergy Louisiana)	June 2006	$25,000
Grand Gulf Lease Obligation payment (System Energy)	N/A	$22,989
5.6% Series due October 2017, Jefferson County - Arkansas (Entergy Arkansas)	July 2006	$45,500
6.3% Series due June 2018, Jefferson County - Arkansas (Entergy Arkansas)	July 2006	$9,200

Entergy Mississippi used the proceeds from the January 2006 issuance to purchase the Attala power plant from Central Mississippi Generating Company, LLC and to repay short-term indebtedness.

Entergy Arkansas used the proceeds from the June 2006 issuance to redeem, prior to maturity, the $45.5 million of 5.6% Series of Jefferson County bonds and $9.2 million of 6.3% Series of Jefferson County bonds in July 2006. The issuance is shown as a non-cash transaction on the cash flow statement since the proceeds were placed in a trust and never held as cash by Entergy Arkansas.

NOTE 5. PREFERRED STOCK

In March 2006, Entergy Arkansas issued 3,000,000 shares of $25 par value 6.45% Series Preferred Stock, all of which were outstanding as of September 30, 2006. The dividends are cumulative and payable quarterly beginning July 1, 2006. The preferred stock is redeemable on or after April 1, 2011, at Entergy Arkansas' option, at the call price of $25 per share. In April 2006, Entergy Arkansas used the proceeds from this issuance to redeem the following preferred stock:
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

NOTE 6. STOCK-BASED COMPENSATION PLANS

Entergy grants stock options, which are described more fully in Note 7 to the consolidated financial statements in the Form 10-K. Entergy adopted SFAS 123R, "Share-Based Payment" on January 1, 2006. The effect of adoption of the standard did not materially affect Entergy's financial position, results of operations, or cash flows because Entergy adopted the fair value based method of accounting for stock options prescribed by SFAS 123, "Accounting for Stock-Based Compensation" on January 1, 2003. Prior to 2003, Entergy applied the recognition and measurement principles of APB Opinion 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for those plans. Awards under Entergy's plans generally vest over three years. Stock-based compensation expense included in earnings applicable to common stock, net of related tax effects, for the third quarter 2006 and nine months ended September 30, 2006 is $2.0 million and $5.7 million, respectively. Stock-based compensation expense included in earnings applicable to common stock, net of related tax effects, for the third quarter 2005 and nine months ended September 30, 2005 is $2.0 million and $5.8 million, respectively.

NOTE 7. RETIREMENT AND OTHER POSTRETIREMENT BENEFITS

Components of Net Pension Cost

Entergy's qualified pension cost, including amounts capitalized, for the third quarters of 2006 and 2005, included the following components:

	2006	2005
	(In Thousands)

Service cost - benefits earned during the period	$23,176	$20,250
Interest cost on projected benefit obligation	41,814	40,254
Expected return on assets	(44,482)	(40,989)
Amortization of transition asset	-	(165)
Amortization of prior service cost	1,365	1,125
Amortization of loss	10,931	10,497
Net pension costs	$32,804	$30,972

Entergy's qualified pension cost, including amounts capitalized, for the nine months ended September 30, 2006 and 2005, included the following components:

	2006	2005
	(In Thousands)

Service cost - benefits earned during the period	$69,529	$62,271
Interest cost on projected benefit obligation	125,443	115,222
Expected return on assets	(133,447)	(118,552)
Amortization of transition asset	-	(497)
Amortization of prior service cost	4,096	3,736
Amortization of loss	32,790	25,109
Net pension costs	$98,411	$87,289

Entergy recognized $5.2 million and $4.1 million in pension cost for its non-qualified pension plans in the third quarters of 2006 and 2005, respectively. Entergy recognized $13.1 million and $12.2 million in pension cost for its non-qualified pension plans for the nine months ended September 30, 2006 and 2005, respectively.

Components of Net Other Postretirement Benefit Cost

Entergy's other postretirement benefit cost, including amounts capitalized, for the third quarters of 2006 and 2005, included the following components:

	2006	2005
	(In Thousands)

Service cost - benefits earned during the period	$10,370	$9,447
Interest cost on APBO	14,316	12,441
Expected return on assets	(4,756)	(4,338)
Amortization of transition obligation	542	345
Amortization of prior service cost	(3,688)	(4,881)
Amortization of loss	5,698	5,877
Net other postretirement benefit cost	$22,482	$18,891

Entergy's other postretirement benefit cost, including amounts capitalized, for the nine months ended September 30, 2006 and 2005, included the following components:

	2006	2005
	(In Thousands)

Service cost - benefits earned during the period	$31,110	$27,863
Interest cost on APBO	42,947	39,443
Expected return on assets	(14,268)	(13,065)
Amortization of transition obligation	1,627	3,025
Amortization of prior service cost	(11,063)	(8,859)
Amortization of loss	17,092	16,421
Net other postretirement benefit cost	$67,445	$64,828

Employer Contributions

Entergy previously disclosed in the Form 10-K that it expected to contribute $349 million to its qualified pension plans in 2006 (including $107 million delayed from 2005 as a result of the Katrina Emergency Tax Relief Act). Due to the Pension Protection Act, described below, Entergy has revised its 2006 contributions to $318 million. As of the end of October 2006, Entergy has contributed the $318 million to its pension plans.

The Pension Protection Act of 2006 was signed by the President on August 17, 2006. The intent of the legislation is to require companies to fund 100% of their pension liability; and then for companies to fund, on a going-forward basis, an amount generally estimated to be the amount that the pension liability increases each year due to an additional year of service by the employees eligible for pension benefits. The legislation requires that funding shortfalls be eliminated by companies over a seven-year period, beginning in 2008.

The Pension Protection Act also extended the provisions of the Pension Funding Equity Act that would have expired in 2006 had the Pension Protection Act not been enacted, which increased the allowed discount rate used to calculate the pension funding liability. The latter provision reduced Entergy's 2006 expected pension contributions by approximately $31 million.

Entergy is in the process of evaluating the effects of the new legislation, but expects that the implementation of the Pension Protection Act will not result in annual pension contributions going-forward that are materially higher than the levels required in 2005 and 2006.

Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Medicare Act)

Based on actuarial analysis, the estimated effect of future Medicare subsidies reduced the December 31, 2005 Accumulated Postretirement Benefit Obligation by $176 million, and reduced the third quarter 2006 and 2005 other postretirement benefit cost by $6.9 million and $5.7 million, respectively. It reduced the nine months ended September 30, 2006 and 2005 other postretirement benefit cost by $20.8 million and $18.6 million, respectively. In the third quarter 2006, Entergy received $1.8 million in Medicare subsidies for prescription drug claims through June 2006. Refer to Note 10 to the consolidated financial statements in the Form 10-K for further discussion.

NOTE 8. BUSINESS SEGMENT INFORMATION

Entergy's reportable segments as of September 30, 2006 are Utility and Non-Utility Nuclear. "All Other" includes the parent company, Entergy Corporation, and other business activity, including the Energy Commodity Services segment, the Competitive Retail Services business, and earnings on the proceeds of sales of previously-owned businesses. As a result of the Entergy New Orleans bankruptcy filing, Entergy has discontinued the consolidation of Entergy New Orleans retroactive to January 1, 2005, and is reporting Entergy New Orleans results under the equity method of accounting in the Utility segment.

Entergy's segment financial information for the third quarters of 2006 and 2005 is as follows:

	Utility	Non-Utility Nuclear*	All Other*	Eliminations	Consolidated
	(In Thousands)
2006
Operating revenues	$2,774,447	$409,431	$77,571	($6,730)	$3,254,719
Equity in earnings of unconsolidated equity affiliates	7,336	-	7,436	-	14,772
Income taxes	141,009	57,494	3,934	-	202,437
Income (loss) from continuing operations	295,989	106,898	(6,269)	126	396,744
Loss from discontinued operations (net of income taxes)	-	-	(1,050)	-	(1,050)
Net income (loss)	295,989	106,898	(7,319)	126	395,694

2005
Operating revenues	$2,503,000	$360,777	$56,601	($22,120)	$2,898,258
Equity in earnings of unconsolidated equity affiliates	6,417	-	2,002	-	8,419
Income taxes (benefit)	185,594	41,018	(4,532)	-	222,080
Income (loss) from continuing operations	304,459	69,253	(10,293)	77	363,496
Loss from discontinued operations (net of income tax benefit)	-	-	(7,108)	-	(7,108)
Net income (loss)	304,459	69,253	(17,401)	77	356,388

Entergy's segment financial information for the nine months ended September 30, 2006 and 2005 is as follows:

	Utility	Non-Utility Nuclear*	All Other*	Eliminations	Consolidated
	(In Thousands)
2006
Operating revenues	$7,097,362	$1,159,803	$227,043	($32,954)	$8,451,254
Equity in earnings of unconsolidated equity affiliates	23,661	-	3,182	-	26,843
Income taxes (benefit)	311,760	151,742	(19,332)	-	444,170
Income (loss) from continuing operations	629,464	251,806	(4,174)	10	877,106
Income from discontinued operations (net of income taxes)	-	-	9,830	-	9,830
Net income	629,464	251,806	5,656	10	886,936
Total assets	24,751,827	5,230,065	2,851,702	(2,275,940)	30,557,654

2005
Operating revenues	$6,289,865	$1,052,058	$170,020	($58,112)	$7,453,831
Equity in earnings of unconsolidated equity affiliates	20,045	-	1,967	-	22,012
Income taxes (benefit)	363,212	127,164	(24,204)	-	466,172
Income from continuing operations	617,745	205,495	15,331	30	838,601
Loss from discontinued operations (net of income tax benefit)	-	-	(11,286)	-	(11,286)
Net income	617,745	205,495	4,045	30	827,315
Total assets	24,243,609	4,893,308	3,629,739	(2,799,914)	29,966,742

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

NOTE 9. ENTERGY NEW ORLEANS BANKRUPTCY PROCEEDING

See Note 16 to the consolidated financial statements in the Form 10-K for a discussion of the Entergy New Orleans bankruptcy proceeding, and a discussion of Entergy's decision to deconsolidate its investment in Entergy New Orleans and report it under the equity method of accounting. Entergy's income statement for the three and nine months ended September 30, 2006 includes $48 million and $177 million, respectively, in operating revenues and $19 million and $30 million, respectively, in purchased power expenses from transactions between Entergy New Orleans and Entergy's subsidiaries. Entergy's income statement for the three and nine months ended September 30, 2005 includes $53 million and $139 million, respectively, in operating revenues and $26 million and $107 million, respectively, in purchased power from transactions between Entergy New Orleans and Entergy's subsidiaries. Entergy's balance sheet as of September 30, 2006 includes $109 million of accounts receivable that are payable to Entergy or its subsidiaries by Entergy New Orleans, including $66.8 million of pre-petition accounts.

As discussed in the Form 10-K, because Entergy owns all of the common stock of Entergy New Orleans, Entergy's deconsolidation of Entergy New Orleans does not affect the amount of net income Entergy records resulting from Entergy New Orleans' operations.

NOTE 10. ACCOUNTING POLICY UPDATE

Revenue and Fuel Costs

Entergy recognizes revenue from electric power and gas sales when it delivers power or gas to its customers. To the extent that deliveries have occurred but a bill has not been issued, the domestic utility companies accrue an estimate of the revenues for energy delivered since the latest billings. Entergy calculates the estimate based upon several factors including billings through the last billing cycle in a month, actual generation in the month, historical line loss factors, and prices in effect in the domestic utility companies' various jurisdictions. Changes are made to the inputs in the estimate as needed to reflect changes in billing practices.  Modifications made to the billing system in the third quarter 2006 provide better information related to the amount of generation that remains unbilled at the end of each month.  Accordingly, the domestic utility companies refined the calculation of unbilled revenue to reflect this additional information.  This refinement added $25.7 million to unbilled revenue in the third quarter 2006.  Each month the estimated unbilled revenue amounts are recorded as revenue and unbilled accounts receivable, and the prior month's estimate is reversed. Therefore, changes in price and volume differences resulting from factors such as weather affect the calculation of unbilled revenues from one period to the next, and may result in variability in reported revenues from one period to the next as prior estimates are so recorded and reversed.

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

In September 2006, FASB issued SFAS 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements Nos. 87, 88, 106 and 132(R)," to be effective December 31, 2006. SFAS 158 requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its balance sheet with the offset recorded to other comprehensive income. Entergy has previously disclosed its funded status in Note 10 to the consolidated financial statements in the Form 10-K. SFAS 158 also requires that changes in that funded status be recorded in other comprehensive income in the period in which the changes occur. Entergy's Utility business, with the exception of the Louisiana jurisdictions which provide for recovery of other postretirement benefit costs on a pay as you go basis, is generally allowed to recover pension and other postretirement benefit costs each period based upon costs calculated under SFAS 87 and SFAS 106. Entergy's analysis, including the regulatory accounting requirements to support recording the majority of the effect of adoption of SFAS 158 as a regulatory asset, is not yet complete.  Entergy does not expect the implementation of this standard, however, to materially affect Entergy's financial position or results of operations.

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

ENTERGY ARKANSAS, INC.

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Third Quarter 2006 Compared to Third Quarter 2005

Net income decreased slightly primarily due to higher other operation and maintenance expenses, lower net revenue, and lower other income, substantially offset by a lower effective income tax rate.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Net income remained relatively unchanged, increasing $0.9 million in 2006.

Net Revenue

Third Quarter 2006 Compared to Third Quarter 2005

Net revenue, which is Entergy Arkansas' measure of gross margin, consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits). Following is an analysis of the change in net revenue comparing the third quarter of 2006 to the third quarter of 2005.

Amount
(In Millions)

2005 net revenue	$325.2
Pass-through rider revenue	27.4
Net wholesale revenue	(8.3)
Other	(0.2)
2006 net revenue	$344.1

The pass-through rider revenue variance is primarily due to a change in 2006 in the accounting for city franchise tax revenues as directed by the APSC. The change results in an increase in rider revenue with a corresponding increase in taxes other than income taxes, resulting in no effect on net income.

The net wholesale variance is primarily due to an October 2006 FERC order requiring Entergy Arkansas to make a refund to a coal plant co-owner as a result of a contract dispute. Refer to Note 2 to the domestic utility companies and System Energy financial statements for further discussion of the FERC's decision.

Gross operating revenues, fuel and purchased power expenses, and other regulatory charges (credits)

Gross operating revenues increased primarily due to:

  an increase of $96.3 million in fuel cost recovery revenues due to increases in the energy cost recovery rider effective October 2005 and July 2006; and
  an increase of $27.4 million in pass-through rider revenue, as discussed above.

The increase was partially offset by:

  a decrease of $11.1 million in gross wholesale revenue primarily due to reserves recorded per a FERC order, as discussed above; and
  a decrease of $5.9 million in Grand Gulf revenues due to a decrease in the Grand Gulf rider effective January 2006.

Fuel and purchased power expenses increased primarily due to an increase in the recovery from customers of deferred fuel costs.

Other regulatory charges decreased primarily due to:

  a decrease of $6.6 million resulting from a smaller over-recovery compared to the prior year of Grand Gulf costs due to a decrease in the Grand Gulf rider effective January 2006; and
  the amortization of $2.2 million in 2005 of the transition to competition regulatory asset. The regulatory asset was amortized by the amount collected through the Transition Cost rider beginning with the first billing cycle in October 2004 and ending with the last billing cycle of January 2006, resulting in no effect on net income.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Net revenue, which is Entergy Arkansas' measure of gross margin, consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits). Following is an analysis of the change in net revenue comparing the nine months ended September 30, 2006 to the nine months ended September 30, 2005.
Amount
(In Millions)

2005 net revenue	$815.1
Pass-through rider revenue	27.4
Volume/weather	13.1
Capacity costs	(11.1)
Deferred fuel cost revisions	(6.1)
Other	(2.8)
2006 net revenue	$835.6

The pass-through rider revenue variance is primarily due to a change in 2006 in the accounting for city franchise tax revenues as directed by the APSC. The change results in an increase in rider revenue with a corresponding increase in taxes other than income taxes, resulting in no effect on net income.

The volume/weather variance is primarily due to an increase in electricity usage, including the effect of more favorable weather during the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. Billed electricity usage increased a total of 552 GWh in all sectors.

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

Gross operating revenues, fuel and purchased power expenses, and other regulatory charges (credits)

Gross operating revenues increased primarily due to:

  an increase of $171.5 million in fuel cost recovery revenues due to increases in the energy cost recovery rider effective October 2005 and July 2006;
  an increase of $51.1 million in gross wholesale revenue due to an increase in volume as a result of reduced net area demand and new resource plan contracts with affiliated customers;
  an increase of $27.4 million in pass-through rider revenue, as discussed above; and
  an increase of $13.1 million related to volume/weather, as discussed above.

Fuel and purchased power expenses increased primarily due to an increase in the recovery from customers of deferred fuel costs.

Other regulatory charges decreased primarily due to:

  a decrease of $15.3 million from a smaller over-recovery compared to the prior year of Grand Gulf costs due to a decrease in the Grand Gulf rider effective January 2006; and
  the amortization of $4.8 million in 2005 of the transition to competition regulatory asset. The regulatory asset was amortized by the amount collected through the Transition Cost rider beginning with the first billing cycle in October 2004 and ending with the last billing cycle of January 2006, resulting in no effect on net income.

Other Income Statement Variances

Third Quarter 2006 Compared to Third Quarter 2005

Other operation and maintenance expenses increased primarily due to:

  an increase of $7.4 million in payroll and benefits costs;
  an increase of $6.2 million in additional transmission equalization expenses;
  the receipt in 2005 of proceeds of $2.4 million from the radwaste settlement which is discussed in "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends - Central States Compact Claim" in the Form 10-K; and
  an increase of $2.3 million in customer service support costs, including an increase in customer write-offs.

Taxes other than income taxes increased primarily due to an increase in city franchise tax expense due to a change in 2006 in the accounting for city franchise tax revenues as directed by the APSC. The change results in an increase in taxes other than income taxes with a corresponding increase in rider revenue, resulting in no effect on net income.

Other income decreased primarily due to proceeds of $4.9 million received in 2005 from the radwaste settlement which is discussed in "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends - Central States Compact Claim" in the Form 10-K.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Other operation and maintenance expenses increased primarily due to:

  an increase of $6.7 million in additional transmission equalization expenses;
  an increase of $6.4 million in nuclear spending due to higher NRC fees, security costs, emergency plan fees, and labor costs;
  an increase of $4.2 million in customer service support costs, including an increase in customer write-offs;
  $4.1 million applied as a credit against bad debt expense in the first quarter of 2005 in accordance with a settlement agreement with the APSC;
  an increase of $2.7 million in payroll and benefits costs; and
  the receipt in 2005 of proceeds of $2.4 million from the radwaste settlement which is discussed in "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends - Central States Compact Claim" in the Form 10-K.

Taxes other than income taxes increased primarily due to an increase in city franchise tax expense due to a change in 2006 in the accounting for city franchise tax revenues as directed by the APSC. The change results in an increase in taxes other than income taxes with a corresponding increase in rider revenue, resulting in no effect on net income.

Depreciation and amortization expenses increased primarily due to an increase in plant in service and a revision in 2005 of estimated depreciable lives involving certain intangible assets.

Other income decreased primarily due to proceeds of $4.9 million received in 2005 from the radwaste settlement which is discussed in "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends - Central States Compact Claim" in the Form 10-K.

Income Taxes

The effective income tax rates for the third quarters of 2006 and 2005 were 13.8% and 37.4%, respectively. The effective income tax rates for the nine months ended September 30, 2006 and 2005 were 19.7% and 36.9%, respectively. The difference in the effective income tax rate for the third quarter of 2006 and the nine months ended September 30, 2006 versus the federal statutory rate of 35.0% is primarily due to the flow-through of a pension item. The difference in the effective income tax rate for the third quarter of 2005 versus the federal statutory rate of 35.0% is primarily due to state income taxes, partially offset by book and tax differences related to utility plant items and the amortization of investment tax credits. The difference in the effective income tax rate for the nine months ended September 30, 2005 versus the federal statutory rate of 35.0% is primarily due to state income taxes, partially offset by a downward revision in the estimate of federal income tax expense related to tax depreciation, the amortization of investment tax credits, and book and tax differences related to the allowance for equity funds used during construction.

Liquidity and Capital Resources

Cash Flow

Cash flows for the nine months ended September 30, 2006 and 2005 were as follows:
	2006	2005
	(In Thousands)

Cash and cash equivalents at beginning of period	$9,393	$89,744

Cash flow provided by (used in):
Operating activities	379,580	361,952
Investing activities	(205,230)	(312,096)
Financing activities	(164,843)	(124,746)
Net increase (decrease) in cash and cash equivalents	9,507	(74,890)

Cash and cash equivalents at end of period	$18,900	$14,854

Operating Activities

Cash flow from operations increased $17.6 million for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 primarily due to increased recovery of deferred fuel costs and income tax refunds of $23.9 million in 2006 compared to income tax payments of $33.8 million in 2005. These increases were partially offset by an increase of $110.5 million in pension contributions.

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

Investing Activities

Net cash flow used in investing activities decreased $106.9 million for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 primarily due to a decrease of $107.5 million in other regulatory investments that resulted from fuel cost under-recoveries that have been deferred and are expected to be recovered over a period greater than twelve months.

Financing Activities

Net cash flow used in financing activities increased $40.1 million for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 primarily due to:

  an increase of $64.8 million in common stock dividends paid; and
  money pool activity.

The increase was partially offset by the net retirement of $54.8 million of long-term debt in 2005.

See "Uses and Sources of Capital" below for the details of Entergy Arkansas' preferred stock activity in 2006.

Capital Structure

Entergy Arkansas' capitalization is balanced between equity and debt, as shown in the following table.

	September 30, 2006	December 31, 2005

Net debt to net capital	46.8%	47.4%
Effect of subtracting cash from debt	0.3%	0.1%
Debt to capital	47.1%	47.5%

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

In March 2006, Entergy Arkansas issued 3,000,000 shares of $25 par value 6.45% Series Preferred Stock. The dividends are cumulative and payable quarterly beginning July 1, 2006. The preferred stock is redeemable on or after April 1, 2011, at Entergy Arkansas' option, at the call price of $25 per share. In April 2006, Entergy Arkansas used the proceeds from this issuance to redeem the following preferred stock:
Series of Entergy Arkansas Preferred Stock	Redemption Price Per Share

7.32% Preferred Stock, Cumulative, $100.00 par value	$103.17
7.80% Preferred Stock, Cumulative, $100.00 par value	$103.25
7.40% Preferred Stock, Cumulative, $100.00 par value	$102.80
7.88% Preferred Stock, Cumulative, $100.00 par value	$103.00
$1.96 Preferred Stock, Cumulative, $0.01 par value	$ 25.00

In April 2006, Entergy Arkansas renewed its $85 million credit facility through April 30, 2007. The facility is no longer subject to a combined borrowing limit with Entergy Louisiana's credit facility. The $85 million credit facility requires that Entergy Arkansas maintain total shareholders' equity of at least 25% of its total assets. There were no outstanding borrowings under the Entergy Arkansas credit facility as of September 30, 2006.

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

Entergy Arkansas' receivables from or (payables to) the money pool were as follows:

September 30, 2006	December 31, 2005	September 30, 2005	December 31, 2004
(In Thousands)

$19,659	($27,346)	$31,277	$23,561

The Pension Protection Act of 2006

The Pension Protection Act of 2006 was signed by the President on August 17, 2006. The intent of the legislation is to require companies to fund 100% of their pension liability; and then for companies to fund, on a going-forward basis, an amount generally estimated to be the amount that the pension liability increases each year due to an additional year of service by the employees eligible for pension benefits. The legislation requires that funding shortfalls be eliminated by companies over a seven-year period, beginning in 2008.

The Pension Protection Act also extended the provisions of the Pension Funding Equity Act that would have expired in 2006 had the Pension Protection Act not been enacted, which increased the allowed discount rate used to calculate the pension funding liability. Entergy Arkansas is in the process of evaluating the effects of the new legislation, but expects that the implementation of the Pension Protection Act will not result in annual pension contributions going-forward that are materially higher than the levels required in 2005 and 2006.

Significant Factors and Known Trends

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends" in the Form 10-K for a discussion of utility restructuring, federal regulation and proceedings, market and credit risks, state and local rate regulatory risks, nuclear matters, and environmental risks.

In March 2006, Entergy Arkansas filed with the APSC its annual redetermination of the energy cost rate for application to the period April 2006 through March 2007. The filed energy cost rate of $0.02827 per kWh was proposed to replace the interim rate of $0.01900 per kWh that had been in place since October 2005. The interim energy cost rate is discussed in Note 2 to the financial statements in the Form 10-K, along with the investigation that the APSC commenced concerning Entergy Arkansas' interim energy cost rate. The increase in the energy cost rate is due to increases in the cost of purchased power primarily due to the natural gas cost increase and the effect that Hurricanes Katrina and Rita had on market conditions, increased demand for purchased power during the ANO 1 refueling and steam generator replacement outage in the fall of 2005, and coal plant generation curtailments during off-peak periods due to railroad delivery problems.

On March 31, 2006, the APSC suspended implementation of the $0.02827 per kWh energy cost rate, and ordered that the $0.01900 per kWh interim rate remain in effect pending the APSC proceedings on the energy cost recovery filings. The APSC also extended its investigation into Entergy Arkansas' interim energy cost rate to cover the costs included in Entergy Arkansas' March 2006 filing. The extended investigation did not identify new issues in addition to the four issues listed in the Form 10-K and covers the same time period. On April 7, 2006, the APSC issued a show cause order in the investigation proceeding that ordered Entergy Arkansas to file a cost of service study by June 8, 2006. The order also directed Entergy Arkansas to file testimony to support the cost of service study, to support the $0.02827 per kWh cost rate, and to address the general topic of elimination of the energy cost recovery rider.

In June 2006, Entergy Arkansas filed a motion with the APSC seeking again to implement the redetermined energy cost rate of $0.02827 per kWh. After a hearing, the APSC approved Entergy Arkansas' request and the redetermined rate was implemented in July 2006, subject to refund pending the outcome of the APSC energy cost recovery investigation. Because of the delay in implementing the redetermined energy cost rate, Entergy Arkansas estimated in its motion that $46 million of energy costs would remain under-recovered at December 31, 2006.

On June 7, 2006, Entergy Arkansas filed a cost of service study and testimony supporting the redetermined energy cost rate and testimony addressing the prospective elimination of the energy cost recovery rider as ordered by the APSC. A hearing was held in the APSC energy cost recovery investigation on October 12, 2006 and post-hearing briefs were filed by Entergy Arkansas, the APSC General Staff, the Arkansas Attorney General, and the Arkansas Electric Energy Consumers. No party recommended termination of the energy cost recovery rider in the fuel cost investigation proceeding. The timing of a decision in this proceeding is uncertain.

In August 2006, Entergy Arkansas filed with the APSC a request for a change in base rates. Entergy Arkansas requested a general base rate increase of $150 million (using an ROE of 11.25%), as well as recovery of FERC-allocated costs pursuant to the FERC decision on the System Agreement. Entergy Arkansas also requested a capacity management rider to recover incremental capacity costs. A procedural schedule has been established with hearings expected to begin in April 2007.

See Entergy Corporation and Subsidiaries' "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends - Federal Regulation - System Agreement Litigation" for a discussion of Entergy's compliance filing in that proceeding. If the FERC approves the compliance tariff as filed, then payments under that tariff will be classified as energy costs, which would then be included in setting the retail energy cost rate as part of the normal working of the energy cost recovery rider.  As noted above, the APSC has given notice that it is considering the prospective elimination of the energy cost recovery rider.  Therefore, Entergy Arkansas proposed in the August 2006 base rate case an alternative to the energy cost recovery rider for recovery of the costs allocated to it as a result of the System Agreement litigation should the energy cost recovery rider be lawfully terminated by the APSC.  A separate exact recovery rider, similar to the energy cost recovery rider, would ensure that Entergy Arkansas customers pay only the amount allocated by the FERC.

Federal Regulation

System Agreement Proceedings

See Entergy Corporation and Subsidiaries' "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends - Federal Regulation - System Agreement Litigation, APSC Complaint at the FERC, APSC System Agreement Investigation, and MPSC System Agreement Inquiry" for updates regarding proceedings involving the System Agreement.

Independent Coordinator of Transmission (ICT)

See Entergy Corporation and Subsidiaries' "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends - Federal Regulation - Independent Coordinator of Transmission" for an update regarding Entergy's ICT proposal.

Available Flowgate Capacity (AFC) Proceeding

See Entergy Corporation and Subsidiaries' "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends - Federal Regulation - Available Flowgate Capacity Proceeding" for updates regarding the AFC proceeding at the FERC.

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

In September 2006, FASB issued SFAS 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements Nos. 87, 88, 106 and 132(R)," to be effective December 31, 2006. SFAS 158 requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its balance sheet with the offset recorded to other comprehensive income. Entergy Arkansas has previously disclosed its funded status in Note 10 to the domestic utility companies and System Energy financial statements in the Form 10-K. SFAS 158 also requires that changes in that funded status be recorded in other comprehensive income in the period in which the changes occur. Entergy Arkansas is generally allowed to recover pension and other postretirement benefit costs each period based upon costs calculated under SFAS 87 and SFAS 106. Entergy Arkansas' analysis, including the regulatory accounting requirements to support recording the majority of the effect of the adoption of this standard as a regulatory asset, is not yet complete. Entergy Arkansas does not expect the implementation of this standard, however, to materially affect its financial position or results of operations.

ENTERGY ARKANSAS, INC.
INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2006 and 2005
(Unaudited)

	Three Months Ended		Nine Months Ended
	2006	2005	2006	2005
	(In Thousands)		(In Thousands)

OPERATING REVENUES
Domestic electric	$660,885	$556,445	$1,612,730	$1,373,902

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	130,942	(25,857)	318,219	57,558
Purchased power	186,758	249,023	473,669	496,554
Nuclear refueling outage expenses	7,509	7,256	22,235	20,592
Other operation and maintenance	120,140	91,719	317,790	283,275
Decommissioning	7,737	7,566	22,828	23,925
Taxes other than income taxes	38,489	9,465	57,091	29,353
Depreciation and amortization	54,547	52,022	161,508	151,822
Other regulatory charges (credits) - net	(907)	8,121	(14,793)	4,737
TOTAL	545,215	399,315	1,358,547	1,067,816

OPERATING INCOME	115,670	157,130	254,183	306,086

OTHER INCOME
Allowance for equity funds used during construction	2,242	511	6,060	7,961
Interest and dividend income	4,972	9,490	16,645	18,860
Miscellaneous - net	(784)	(598)	(2,356)	(1,277)
TOTAL	6,430	9,403	20,349	25,544

INTEREST AND OTHER CHARGES
Interest on long-term debt	19,394	19,002	57,733	59,752
Other interest - net	650	2,947	3,518	5,171
Allowance for borrowed funds used during construction	(960)	(2,943)	(2,639)	(6,679)
TOTAL	19,084	19,006	58,612	58,244

INCOME BEFORE INCOME TAXES	103,016	147,527	215,920	273,386

Income taxes	14,204	55,159	42,450	100,797

NET INCOME	88,812	92,368	173,470	172,589

Preferred dividend requirements and other	1,718	1,944	5,841	5,832

EARNINGS APPLICABLE TO
COMMON STOCK	$87,094	$90,424	$167,629	$166,757

See Notes to Respective Financial Statements.

ENTERGY ARKANSAS, INC.
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2006 and 2005
(Unaudited)

	2006	2005
	(In Thousands)

OPERATING ACTIVITIES
Net income	$173,470	$172,589
Adjustments to reconcile net income to net cash flow provided by operating activities:
Reserve for regulatory adjustments	21,323	-
Other regulatory charges (credits) - net	(14,793)	4,737
Depreciation, amortization, and decommissioning	184,336	175,747
Deferred income taxes and investment tax credits	(105,087)	38,755
Changes in working capital:
Receivables	(70,335)	(79,907)
Fuel inventory	(5,389)	(4,728)
Accounts payable	(28,836)	29,891
Taxes accrued	168,985	23,821
Interest accrued	3,521	1,814
Deferred fuel costs	144,778	1,537
Other working capital accounts	11,967	3,088
Provision for estimated losses and reserves	(1,396)	(2,749)
Changes in other regulatory assets	(58,208)	51,251
Other	(44,756)	(53,894)
Net cash flow provided by operating activities	379,580	361,952

INVESTING ACTIVITIES
Construction expenditures	(183,878)	(196,591)
Allowance for equity funds used during construction	6,060	7,961
Nuclear fuel purchases	(49,269)	(62,404)
Proceeds from sale/leaseback of nuclear fuel	49,027	62,404
Proceeds from nuclear decommissioning trust fund sales	84,126	156,167
Investment in nuclear decommissioning trust funds	(91,168)	(163,923)
Change in money pool receivable - net	(19,659)	(7,716)
Other regulatory investments	(469)	(107,994)
Net cash flow used in investing activities	(205,230)	(312,096)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	-	272,702
Retirement of long-term debt	-	(327,516)
Proceeds from the issuance of preferred stock	73,355	-
Redemption of preferred stock	(75,885)	-
Change in money pool payable - net	(27,346)	-
Dividends paid:
Common stock	(128,900)	(64,100)
Preferred stock	(6,067)	(5,832)
Net cash flow used in financing activities	(164,843)	(124,746)

Net increase (decrease) in cash and cash equivalents	9,507	(74,890)

Cash and cash equivalents at beginning of period	9,393	89,744

Cash and cash equivalents at end of period	$18,900	$14,854

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period for:
Interest - net of amount capitalized	$48,682	$56,332
Income taxes	($23,883)	$33,766

See Notes to Respective Financial Statements.

ENTERGY ARKANSAS, INC.
BALANCE SHEETS
ASSETS
September 30, 2006 and December 31, 2005
(Unaudited)

	2006	2005
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$10,095	$9,393
Temporary cash investments - at cost,
which approximates market	8,805	-
Total cash and cash equivalents	18,900	9,393
Accounts receivable:
Customer	146,871	115,321
Allowance for doubtful accounts	(14,237)	(15,777)
Associated companies	73,967	30,902
Other	70,025	63,702
Accrued unbilled revenues	75,944	68,428
Total accounts receivable	352,570	262,576
Deferred fuel costs	59,873	153,136
Accumulated deferred income taxes	5,002	-
Fuel inventory - at average cost	17,731	12,342
Materials and supplies - at average cost	95,105	87,875
Deferred nuclear refueling outage costs	17,076	30,967
Prepayments and other	8,296	9,628
TOTAL	574,553	565,917

OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity	11,206	11,206
Decommissioning trust funds	422,887	402,124
Non-utility property - at cost (less accumulated depreciation)	1,447	1,449
Other	2,976	2,976
TOTAL	438,516	417,755

UTILITY PLANT
Electric	6,481,944	6,344,435
Property under capital lease	5,969	9,900
Construction work in progress	166,567	139,208
Nuclear fuel under capital lease	104,859	92,181
Nuclear fuel	21,519	22,616
TOTAL UTILITY PLANT	6,780,858	6,608,340
Less - accumulated depreciation and amortization	2,974,167	2,843,904
UTILITY PLANT - NET	3,806,691	3,764,436

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
SFAS 109 regulatory asset - net	115,187	61,236
Other regulatory assets	465,152	461,015
Deferred fuel costs	-	51,046
Other	45,202	46,605
TOTAL	625,541	619,902

TOTAL ASSETS	$5,445,301	$5,368,010

See Notes to Respective Financial Statements.

62

ENTERGY ARKANSAS, INC.
BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY
September 30, 2006 and December 31, 2005
(Unaudited)

	2006	2005
	(In Thousands)

CURRENT LIABILITIES
Accounts payable:
Associated companies	$66,376	$135,357
Other	129,454	120,090
Customer deposits	48,691	45,432
Taxes accrued	25,623	-
Accumulated deferred income taxes	-	56,186
Interest accrued	22,728	19,207
Obligations under capital leases	48,295	46,857
Other	26,024	21,836
TOTAL	367,191	444,965

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,265,659	1,105,712
Accumulated deferred investment tax credits	60,876	64,001
Obligations under capital leases	62,290	55,224
Other regulatory liabilities	90,229	76,507
Decommissioning	464,943	442,115
Accumulated provisions	27,677	29,073
Long-term debt	1,304,155	1,298,238
Other	220,869	306,034
TOTAL	3,496,698	3,376,904

Commitments and Contingencies

SHAREHOLDERS' EQUITY
Preferred stock without sinking fund	116,350	116,350
Common stock, $0.01 par value, authorized 325,000,000
shares; issued and outstanding 46,980,196 shares in 2006
and 2005	470	470
Paid-in capital	588,529	591,102
Retained earnings	876,063	838,219
TOTAL	1,581,412	1,546,141

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$5,445,301	$5,368,010

See Notes to Respective Financial Statements.

ENTERGY ARKANSAS, INC.
SELECTED OPERATING RESULTS
For the Three and Nine Months Ended September 30, 2006 and 2005
(Unaudited)

	Three Months Ended		Increase/
Description	2006	2005	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$ 265	$ 217	$ 48	22
Commercial	144	107	37	35
Industrial	140	108	32	30
Governmental	6	5	1	20
Total retail	555	437	118	27
Sales for resale
Associated companies	70	52	18	35
Non-associated companies	29	58	(29)	(50)
Other	7	9	(2)	(22)
Total	$ 661	$ 556	$ 105	19

Billed Electric Energy
Sales (GWh):
Residential	2,550	2,550	-	-
Commercial	1,792	1,773	19	1
Industrial	2,112	2,046	66	3
Governmental	81	86	(5)	(6)
Total retail	6,535	6,455	80	1
Sales for resale
Associated companies	1,680	901	779	86
Non-associated companies	714	1,077	(363)	(34)
Total	8,929	8,433	496	6

	Nine Months Ended		Increase/
Description	2006	2005	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$ 554	$ 476	$ 78	16
Commercial	315	257	58	23
Industrial	323	264	59	22
Governmental	15	13	2	15
Total retail	1,207	1,010	197	20
Sales for resale
Associated companies	253	157	96	61
Non-associated companies	113	158	(45)	(28)
Other	40	49	(9)	(18)
Total	$ 1,613	$ 1,374	$ 239	17

Billed Electric Energy
Sales (GWh):
Residential	6,052	5,921	131	2
Commercial	4,462	4,327	135	3
Industrial	5,727	5,430	297	5
Governmental	209	220	(11)	(5)
Total retail	16,450	15,898	552	3
Sales for resale
Associated companies	5,977	3,877	2,100	54
Non-associated companies	2,245	3,249	(1,004)	(31)
Total	24,672	23,024	1,648	7

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

Entergy Gulf States has received $18.9 million thus far on its insurance claims.

As discussed in the Form 10-K, a federal hurricane aid package became law that includes funding for Community Development Block Grants (CDBG) that allows state and local leaders to fund individual recovery priorities. The law permits funding for infrastructure restoration. It is uncertain how much funding, if any, will be designated for utility reconstruction and the timing of such decisions is also uncertain. In September 2006, Entergy Gulf States presented a revised CDBG request to the Louisiana Recovery Authority's Infrastructure Committee. The updated request of $183 million includes estimated spending necessary to complete restoration in Louisiana net of estimated insurance proceeds. The Louisiana Recovery Authority did not act on Entergy Gulf States' request at its October 2006 meeting, and as discussed below, Entergy Gulf States continues to pursue other means of recovering its storm costs.

Storm Costs Recovery Filings with Retail Regulators

On July 31, 2006, Entergy Louisiana and Entergy Gulf States filed a supplemental and amending storm cost recovery application with the LPSC, in which Entergy Louisiana and Entergy Gulf States requested that the LPSC (1) review Entergy Louisiana's and Entergy Gulf States' testimony and exhibits relating to the costs associated with Hurricanes Katrina and Rita, and declare that those verified, actual storm-related costs through May 31, 2006 are $466.8 million for Entergy Louisiana and $200.3 million for Entergy Gulf States in the Louisiana jurisdiction and that those costs were prudently incurred; (2) declare that the annual revenue requirements associated with the recovery of those costs, including carrying costs, based on a ten-year levelized rate are $54.4 million for Entergy Louisiana and $26.2 million for Entergy Gulf States; (3) authorize Entergy Louisiana and Entergy Gulf States to recover the costs through Storm Cost Recovery Riders (SCRRs) proposed by Entergy Louisiana and Entergy Gulf States; (4) declare that the storm costs incurred subsequent to May 31, 2006 are to be filed by Entergy Louisiana and Entergy Gulf States with the LPSC on an annual basis in connection with their annual formula rate plan (FRP) filings, and that the SCRRs be adjusted annually to reflect such costs and any insurance proceeds or CDBG funds actually received, with the adjusted amounts to be collected through the SCRRs to take effect contemporaneous with the effective date of rate changes under the FRP; (5) declare that the storm-related costs incurred by Entergy Louisiana and Entergy Gulf States meet the conditions set forth in the FRP for exclusion from the sharing provisions in those FRPs and authorize the permanent recovery of storm costs outside of the FRPs adopted by the LPSC for Entergy Louisiana and Entergy Gulf States; and (6) authorize the funding of a storm reserve through securitization sufficient to fund a storm cost reserve of $132 million for Entergy Louisiana and $81 million for Entergy Gulf States. Hearings are scheduled for March 2007. Entergy Gulf States and Entergy Louisiana also intend to pursue securitization options for the storm cost recovery as well, which is authorized by a law signed by the Governor of Louisiana in May 2006.

In July 2006, Entergy Gulf States filed an application with the PUCT with respect to the $393.2 million of Hurricane Rita reconstruction costs incurred in its Texas retail jurisdiction through March 31, 2006. The filing asks the PUCT to determine that $393.2 million is the amount of reasonable and necessary hurricane reconstruction costs eligible for securitization and recovery, approve the recovery of carrying costs, and approve the manner in which Entergy Gulf States allocates those costs among its Texas retail customer classes.  If approved, Entergy Gulf States' application will ultimately affect all its retail customers in Texas. Entergy Gulf States' filing does not request recovery of costs through a specific rider on customer bills or through any other means at this time. This is the first of two filings authorized by a law passed earlier this year in a special session of the Texas Legislature. A hearing before the PUCT on the filing was scheduled for November 1-3, 2006, but at the commencement of the hearing all of the parties in attendance announced that they had reached a unanimous agreement in principle to settle the issues in the proceeding. The parties are developing the documentation to formalize the settlement. The parties intend to submit the settlement documents to the PUCT prior to Thanksgiving 2006 so that the PUCT can approve them by early December 2006. A second filing will request securitization and recovery of the costs eligible for securitization through retail rates and tariffs. Entergy Gulf States expects to make the second filing following the conclusion of the reconstruction cost case.

Results of Operations

Net Income

Third Quarter 2006 Compared to Third Quarter 2005

Net income decreased $34.7 million primarily due to higher other operation and maintenance expenses, higher taxes other than income taxes, lower other income, and higher interest and other charges.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Net income decreased slightly by $5.5 million primarily due to higher other operation and maintenance expenses, higher taxes other than income taxes, and higher interest and other charges, substantially offset by higher net revenue.

Net Revenue

Third Quarter 2006 Compared to Third Quarter 2005

Net revenue, which is Entergy Gulf States' measure of gross margin, consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits). Following is an analysis of the change in net revenue comparing the third quarter of 2006 to the third quarter of 2005.
Amount
(In Millions)

2005 net revenue	$362.0
Base revenues	19.5
Volume/weather	10.5
Net wholesale revenue	9.0
Reserve equalization	6.1
Price applied to unbilled electric sales	(28.4)
Fuel recovery	(11.4)
Purchased power capacity	(9.2)
Other	5.9
2006 net revenue	$364.0

Base revenues increased due to increases in both the Louisiana and Texas jurisdictions. The increases in the Louisiana jurisdiction were effective in October 2005 for the 2004 formula rate plan filing and the annual revenue requirement related to the purchase of power from the Perryville generating station and in September 2006 for the 2005 formula rate plan filing that includes the recovery of incremental deferred and ongoing capacity requirement. The increases in the Texas jurisdiction are related to an incremental purchased capacity recovery rider that began in December 2005 and a transition to competition rider that began in March 2006. Refer to Note 2 to the domestic utility companies and System Energy financial statements and "State and Local Rate Regulation" herein for further discussion of the rate increases.

The volume/weather variance is primarily due to an increase in electricity usage, primarily during the unbilled sales period. The increase in usage was slightly offset by less favorable weather compared to the same period in 2005.

The net wholesale revenue variance is primarily due to increased volume and higher margins on sales to municipal and co-op customers.

The reserve equalization variance is due to lower payments in 2006 as a result of resource plan capacity purchases effective February 2006 which reduced the amount of system-wide capacity allocated to Entergy Gulf States.

The price applied to unbilled electric sales variance is due to the exclusion in 2006 of the fuel cost component in the calculation of the price applied to unbilled sales. Effective January 1, 2006, the fuel cost component is no longer included in the unbilled revenue calculation, which is in accordance with regulatory treatment. Entergy Gulf States expects that the effect of this factor will be a decrease in net revenue of approximately $40 million in its annual results for 2006. See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" herein for a discussion of the accounting for unbilled revenues.

The fuel recovery variance resulted primarily from the under-recovery in the third quarter of 2006 of fuel costs from retail customers compared to the over-recovery in the third quarter of 2005.

The purchased power capacity variance is primarily due to higher capacity charges primarily associated with power purchases from the Perryville generating station and new purchased power contracts in 2006. A portion of the higher charges is due to the amortization of deferred capacity costs and is offset in base revenues due to base rate increases implemented to recover incremental deferred and ongoing purchased power capacity charges, as discussed above.

Gross operating revenues, fuel and purchased power expenses, and other regulatory charges (credits)

Gross operating revenues increased primarily due to an increase in fuel cost recovery revenues of $88 million due to higher fuel rates.

Fuel and purchased power expenses increased primarily as a result of higher fuel rates partially offset by decreases in the average market prices of natural gas and purchased power.

Other regulatory charges increased primarily due to:

  the deferral of under-recovered purchased power capacity costs in 2005 combined with the amortization of purchased power capacity costs in 2006. A rider was implemented in December 2005 in the Texas jurisdiction to recover incremental purchased power capacity costs and in September 2006 in the Louisiana jurisdiction to recovery incremental and ongoing purchased power capacity costs; and
  the amortization of transition to competition costs. A rider was implemented effective March 2006 in the Texas jurisdiction to recover incremental transition to competition costs incurred from June 1, 1999 through June 17, 2005.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Net revenue, which is Entergy Gulf States' measure of gross margin, consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits). Following is an analysis of the change in net revenue comparing the nine months ended September 30, 2006 to the nine months ended September 30, 2005.
Amount
(In Millions)

2005 net revenue	$906.5
Base revenues	50.0
Volume/weather	30.8
Net wholesale revenue	22.3
Fuel recovery	18.2
Reserve equalization	11.5
Price applied to unbilled electric sales	(48.5)
Purchased power capacity	(26.7)
Other	21.5
2006 net revenue	$985.6

Base revenues increased due to increases in both the Louisiana and Texas jurisdictions. The increases in the Louisiana jurisdiction were effective in October 2005 for the 2004 formula rate plan filing and the annual revenue requirement related to the purchase of power from the Perryville generating station and in September 2006 for the 2005 formula rate plan filing that includes the recovery of incremental deferred and ongoing capacity requirement. The increases in the Texas jurisdiction are related to an incremental purchased capacity recovery rider that began in December 2005 and a transition to competition rider that began in March 2006. Refer to Note 2 to the domestic utility companies and System Energy financial statements and "State and Local Rate Regulation" herein for further discussion of the rate increases.

The volume/weather variance is due to increased weather-adjusted electricity usage on billed sales in addition to an increase in usage during the unbilled sales period. Weather-adjusted usage increased a total of 402 GWh in the residential and commercial sectors and decreased 202 GWh in the industrial sector.

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

The reserve equalization variance is due to lower payments in 2006 as a result of resource plan capacity purchases effective February 2006 and power purchases from the Perryville generating station effective July 2005 both of which reduced the amount of system-wide capacity allocated to Entergy Gulf States.

The price applied to unbilled electric sales variance is due to the exclusion in 2006 of the fuel cost component in the calculation of the price applied to unbilled sales. Effective January 1, 2006, the fuel cost component is no longer included in the unbilled revenue calculation, which is in accordance with regulatory treatment. Entergy expects that the effect of this factor will be a decrease in net revenue of approximately $40 million in its annual results for 2006. See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" herein for a discussion of the accounting for unbilled revenues.

The purchased power capacity variance is primarily due to an increase in capacity charges primarily associated with power purchases from the Perryville generating station in addition to new purchased power contracts in 2006. A portion of the increase in purchased power capacity costs is offset in base revenues due to base rate increases implemented to recover incremental deferred and ongoing purchased power capacity charges, as discussed above.

Gross operating revenues, fuel and purchased power expenses, and other regulatory charges (credits)

Gross operating revenues increased primarily due to an increase of $356 million in fuel cost recovery revenues due to higher fuel rates and higher volume.

Fuel and purchased power expenses increased primarily due to an increase in deferred fuel expense due to higher fuel rates partially offset by decreases in the average market prices of natural gas and purchased power.

Other regulatory charges increased primarily due to:

  the deferral of under-recovered purchased power capacity costs in 2005 combined with the amortization of purchased power capacity costs in 2006. A rider was implemented in December 2005 in the Texas jurisdiction to recover incremental purchased power capacity costs and in September 2006 in the Louisiana jurisdiction to recovery incremental and ongoing purchased power capacity costs;
  the amortization of transition to competition costs. A rider was implemented effective March 2006 in the Texas jurisdiction to recover incremental transition to competition costs incurred from June 1, 1999 through June 17, 2005; and
  the interim recovery of storm costs as allowed by the LPSC.

Partially offsetting the increase was a regulatory credit of $4.5 million recorded during the second quarter of 2006 as a result of Entergy Gulf States reinstating the application of regulatory accounting principles to its wholesale business. Refer to "Application of SFAS 71" in Note 7 to the domestic utility companies and System Energy financial statements for further discussion.

Other Income Statement Variances

Third Quarter 2006 Compared to Third Quarter 2005

Other operation and maintenance expenses increased primarily due to:

  the receipt in 2005 of proceeds of $13.3 million from the radwaste settlement which is discussed in "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends - Central States Compact Claim" in the Form 10-K;
  an increase of $8.2 million in payroll and benefits costs; and
  an increase of $3.3 million in loss reserves for storm damages consistent with the formula rate plan rate change in October 2005.

Taxes other than income taxes increased primarily due to higher Louisiana local franchise taxes primarily due to higher gross revenues as discussed above.

Other income decreased primarily due to proceeds of $3.4 million received July 2005 from the radwaste settlement which is discussed in "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends - Central States Compact Claim" in the Form 10-K. Also contributing to the decrease was a decrease of $2.0 million in allowance for equity funds used during construction as a result of lower storm-related construction work in progress in 2006.

Interest and other charges increased primarily due to the increase in long-term debt outstanding as a result of the funding of the storm restoration costs resulting from Hurricanes Katrina and Rita.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Other operation and maintenance expenses increased primarily due to:

  the receipt in 2005 of proceeds of $13.3 million from the radwaste settlement which is discussed in "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends - Central States Compact Claim" in the Form 10-K;
  an increase of $10 million in loss reserves for storm damages consistent with the formula rate plan rate change in October 2005;
  an increase of $6 million in payroll and benefits costs;
  an increase of $3.3 million in nuclear labor and contract costs due to a non-refueling plant outage in February 2006; and
  an increase of $3.2 million in customer service support costs, including an increase in customer write-offs.

Taxes other than income taxes increased primarily due to higher Louisiana local franchise taxes primarily due to higher gross revenues as discussed above.

Other income which remained relatively unchanged includes the following:

  a decrease of $3.2 million in allowance for equity funds used during construction as a result of a decrease in construction work in progress as a result of storm-related construction work in progress in 2005;
  the receipt in 2005 of proceeds of $3.4 million from the radwaste settlement which is discussed in "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends - Central States Compact Claim" in the Form 10-K; and
  an increase in interest income recorded on the deferred fuel balance.

Interest and other charges increased primarily due to the increase in long-term debt outstanding as a result of the funding of the storm restoration costs resulting from Hurricanes Katrina and Rita.

Income Taxes

The effective income tax rates for the third quarters of 2006 and 2005 were 37.5% and 35.8%, respectively. The difference in the effective income tax rate for the third quarter of 2006 versus the federal statutory rate of 35% is primarily due to state income taxes and book and tax differences related to utility plant items partially offset by the amortization of investment tax credits and the flow-through of a pension item.

The effective income tax rates for the nine months ended September 30, 2006 and 2005 were 35.7% and 34.6%, respectively. The effective income tax rate for the nine months ended September 30, 2006 includes increases related to state income taxes and book and tax differences related to utility plant items partially offset by the amortization of investment tax credits, book and tax differences related to the allowance for equity funds used during construction, and the flow-through of a pension item.

Liquidity and Capital Resources

Cash Flow

Cash flows for the nine months ended September 30, 2006 and 2005 were as follows:
	2006	2005
	(In Thousands)

Cash and cash equivalents at beginning of period	$25,373	$6,974

Cash flow provided by (used in):
Operating activities	514,774	102,311
Investing activities	(323,392)	(305,177)
Financing activities	(172,158)	199,406
Net increase (decrease) in cash and cash equivalents	19,224	(3,460)

Cash and cash equivalents at end of period	$44,597	$3,514

Operating Activities

Cash flow from operations increased $412.5 million for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 primarily due to:

  the refund of $76 million to retail electricity customers in 2005;
  income tax refunds of $54.9 million for the nine months ended September 30, 2006 compared to income tax payments of $14.5 million for the same period in 2005;
  higher pension contributions of $7 million as compared to the same period in 2005; and
  an increase in the recovery of deferred fuel costs.

The increase was partially offset by the timing of payments to vendors.

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

Investing Activities

Net cash used in investing activities increased $18.2 million for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 primarily due to an increase in construction expenditures of $100.8 million due to storm-related projects partially offset by a decrease in under-recovered fuel and purchased power expenses of $86.9 million in Texas that have been deferred and are expected to be collected over a period greater than twelve months.

Financing Activities

Entergy Gulf States used $172.2 million in financing activities for the nine months ended September 30, 2006 compared to providing $199.4 million for the nine months ended September 30, 2005 primarily due to:

  the net issuance of $214.8 million of long-term debt in 2005;
  an increase of $103.8 million in common stock dividends paid; and
  money pool activity.

Capital Structure

Entergy Gulf States' capitalization is balanced between equity and debt, as shown in the following table.

	September 30, 2006	December 31, 2005

Net debt to net capital	51.3%	51.4%
Effect of subtracting cash from debt	0.5%	0.3%
Debt to capital	51.8%	51.7%

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

Entergy Gulf States' receivables from or (payables to) the money pool were as follows:

September 30, 2006	December 31, 2005	September 30, 2005	December 31, 2004
(In Thousands)

$62,356	$64,011	($112,857)	($59,720)

See Note 4 to the domestic utility companies and System Energy financial statements in the Form 10-K for a description of the money pool.

In February 2006, Entergy Gulf States established a $25 million line of credit and increased the capacity of the credit facility to $50 million in August 2006. The line of credit allows Entergy Gulf States to borrow money and to issue letters of credit. $1.4 million in letters of credit were issued under the facility at September 30, 2006, and no borrowings were outstanding. The line of credit terminates in February 2011.

The Pension Protection Act of 2006

The Pension Protection Act of 2006 was signed by the President on August 17, 2006. The intent of the legislation is to require companies to fund 100% of their pension liability; and then for companies to fund, on a going-forward basis, an amount generally estimated to be the amount that the pension liability increases each year due to an additional year of service by the employees eligible for pension benefits. The legislation requires that funding shortfalls be eliminated by companies over a seven-year period, beginning in 2008.

The Pension Protection Act also extended the provisions of the Pension Funding Equity Act that would have expired in 2006 had the Pension Protection Act not been enacted, which increased the allowed discount rate used to calculate the pension funding liability. Entergy Gulf States is in the process of evaluating the effects of the new legislation, but expects that the implementation of the Pension Protection Act will not result in annual pension contributions going-forward that are materially higher than the levels required in 2005 and 2006.

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

Transition to Retail Competition

Texas

As discussed in the Form 10-K, Entergy Gulf States made a January 2006 filing regarding the identification of power region(s) required by the 2005 legislation, and based on the statutory requirements for the certification of a qualified power region (QPR), previous PUCT rulings, and Entergy Gulf States' geographical location, Entergy Gulf States identified three potential power regions:

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

Entergy Gulf States' filing did not make a recommendation between ERCOT and the SPP as a power region. Rather, the filing discussed the major issues that must be resolved for either of those alternatives to be implemented. In the case of ERCOT, the major issue is the cost and time related to the construction of facilities to interconnect Entergy Gulf States' Texas operations with ERCOT, while addressing the interest of Entergy Gulf States' retail customers and certain wholesale customers in access to generation outside of Texas. With respect to the SPP, the major issue is the development of protocols that would ultimately be necessary to implement retail open access.

Entergy Gulf States recommended that the PUCT open a project for the purpose of involving stakeholders in the selection of the single power region that Entergy Gulf States should request for certification. Entergy Gulf States notes that House Bill 1567 also directs Entergy Gulf States to make a transition to competition filing no later than January 1, 2007. In August 2006, the PUCT staff recommended that Entergy Gulf States be required to provide the information on both the ERCOT option and the SPP option. The PUCT accepted the PUCT staff's recommendation and stated the need for a "robust record" to make a decision on the applicable power region. Entergy Gulf States is working with both ERCOT and the SPP concerning both options, and plans to make another filing with the PUCT before January 2007.

Jurisdictional Separation Plan

See the Form 10-K for a discussion of business and jurisdictional separation plans concerning Entergy Gulf States. In January 2006, the LPSC directed that Entergy Gulf States file a complete jurisdictional separation plan as soon as possible. Therefore, on April 26, 2006, Entergy Gulf States filed its plan for jurisdictional separation with the LPSC and requested that it grant approval no later than September 30, 2006.  The plan provides for Entergy Gulf States to be separated into two vertically integrated utilities, one subject solely to the retail jurisdiction of the LPSC and the other subject solely to the retail jurisdictional of the PUCT. The plan also provides that the Texas utility should own all the distribution and transmission assets located in Texas, the gas-fired generating plants located in Texas, and undivided ownership shares of Entergy Gulf States' 70% interest in Nelson 6 and 42% interest in Big Cajun 2, Unit 3, which are coal-fired generating plants located in Louisiana. The Louisiana utility would own all of the remaining assets currently owned by Entergy Gulf States.  The Texas utility would purchase from the Louisiana utility pursuant to a life-of-the unit purchased power agreement (PPA) a share of capacity and energy of River Bend. Each separated utility also would purchase pursuant to a PPA a share of capacity and energy of the gas-fired generating plants owned by the other utility. The PPAs associated with the gas-fired generating plants would terminate when retail open access commences in the Texas utility's service territory. Until that time, each utility will participate in the System Agreement and the Entergy System generation will continue to be dispatched in the same manner as before the jurisdictional separation. Under the provisions of the System Agreement, the Texas utility will terminate its participation in the System Agreement, except for the aspects related to transmission equalization, when Texas implements retail open access for Entergy Gulf States. The plan also provides that the operation of the generating plants will not change as a result of the jurisdictional separation. A hearing was held in September 2006 and this issue is expected to be addressed by the LPSC at its November 29, 2006 meeting. Approvals of the FERC and the NRC may also be required for certain matters before any implementation of the jurisdictional separation of Entergy Gulf States. Although formal approval of the PUCT is not required for implementation of the jurisdictional separation, Entergy Gulf States will seek input from the PUCT and continue to keep it informed of the status of the proceedings.

State and Local Rate Regulation

As discussed in the Form 10-K, in August 2005, Entergy Gulf States filed with the PUCT an application for recovery of its transition to competition costs. Entergy Gulf States requested recovery of $189 million in transition to competition costs through implementation of a 15-year rider to be effective no later than March 1, 2006. The $189 million represents transition to competition costs Entergy Gulf States incurred from June 1, 1999 through June 17, 2005 in preparing for competition in its Texas service area, including attendant AFUDC, and all carrying costs projected to be incurred on the transition to competition costs through February 28, 2006. The $189 million is before any gross-up for taxes or carrying costs over the 15-year recovery period. Entergy Gulf States reached a unanimous settlement agreement on all issues with the active parties in the transition to competition cost recovery case. The agreement allows Entergy Gulf States to recover $14.5 million per year in transition to competition costs over a 15-year period. Entergy Gulf States implemented interim rates based on this revenue level on March 1, 2006. The PUCT approved the settlement agreement in June 2006.

In March 2006, the LPSC approved an uncontested stipulated settlement in Entergy Gulf States' formula rate plan filing for the 2004 test year. The settlement includes a revenue requirement increase of $36.8 million and calls for Entergy Gulf States to apply a refund liability of $0.7 million to capacity deferrals. The refund liability pertained to the periods 2004-2005 as well as the interim period in which a $37.2 million revenue increase was in place.

In May 2006, Entergy Gulf States made its formula rate plan filing with the LPSC for the 2005 test year. Entergy Gulf States modified the filing in August 2006 to reflect an 11.1% return on equity which is within the allowed bandwidth. The modified filing includes a formula rate plan increase of $17.2 million which provides for interim recovery of storm costs from Hurricanes Katrina and Rita and recovery of LPSC-approved incremental deferred and ongoing capacity costs. The increase was implemented, subject to refund, with the first billing cycle of September 2006.

In January 2006, Entergy Gulf States filed with the LPSC its gas rate stabilization plan. The filing showed a revenue deficiency of $4.1 million based on an ROE mid-point of 10.5%. On May 1, 2006, Entergy Gulf States implemented a $3.5 million rate increase pursuant to an uncontested agreement with the LPSC Staff.

Federal Regulation

System Agreement Proceedings

See Entergy Corporation and Subsidiaries' "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends - Federal Regulation - System Agreement Litigation, APSC Complaint at the FERC, APSC System Agreement Investigation, and MPSC System Agreement Inquiry" for updates regarding proceedings involving the System Agreement.

Independent Coordinator of Transmission (ICT)

See Entergy Corporation and Subsidiaries' "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends - Federal Regulation - Independent Coordinator of Transmission" for an update regarding Entergy's ICT proposal.

Available Flowgate Capacity (AFC) Proceeding

See Entergy Corporation and Subsidiaries' "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends - Federal Regulation - Available Flowgate Capacity Proceeding" for updates regarding the AFC proceeding at the FERC.

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

In September 2006, FASB issued SFAS 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans", an amendment of FASB Statements Nos. 87, 88, 106 and 132(R)," to be effective December 31, 2006. SFAS 158 requires employers to recognize the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability in its balance sheet with the offset recorded to other comprehensive income. Entergy Gulf States has previously disclosed its funded status in Note 10 to the domestic utility companies and System Energy financial statements in the Form 10-K. SFAS 158 also requires that changes in that funded status be recorded in other comprehensive income in the period in which the changes occur. The Texas jurisdiction of Entergy Gulf States is generally allowed to recover pension and other postretirement benefit costs each period based upon costs calculated under SFAS 87 and SFAS 106. The Louisiana jurisdiction of Entergy Gulf States recovers other postretirement benefit costs on a pay as you go basis. Entergy Gulf States' analysis including the regulatory accounting requirements to support recording the majority of the effect of the adoption of this standard as a regulatory asset is not yet complete. Entergy Gulf States does not expect the implementation of this standard, however, to materially affect its financial position or results of operations.

ENTERGY GULF STATES, INC.
INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2006 and 2005
(Unaudited)

	Three Months Ended		Nine Months Ended
	2006	2005	2006	2005
	(In Thousands)		(In Thousands)

OPERATING REVENUES
Domestic electric	$1,043,264	$959,498	$2,766,558	$2,358,881
Natural gas	12,495	12,342	63,521	51,729
TOTAL	1,055,759	971,840	2,830,079	2,410,610

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	342,828	212,135	842,959	579,980
Purchased power	348,318	399,904	999,244	932,012
Nuclear refueling outage expenses	4,199	4,778	13,299	13,374
Other operation and maintenance	121,560	91,044	367,113	324,165
Decommissioning	2,731	2,395	8,028	7,038
Taxes other than income taxes	40,624	32,660	108,312	92,135
Depreciation and amortization	53,802	51,851	154,981	151,192
Other regulatory charges (credits) - net	608	(2,199)	2,246	(7,901)
TOTAL	914,670	792,568	2,496,182	2,091,995

OPERATING INCOME	141,089	179,272	333,897	318,615

OTHER INCOME
Allowance for equity funds used during construction	1,697	3,670	9,498	12,675
Interest and dividend income	6,336	8,469	20,805	15,318
Miscellaneous - net	(477)	1,353	(876)	1,979
TOTAL	7,556	13,492	29,427	29,972

INTEREST AND OTHER CHARGES
Interest on long-term debt	35,004	28,397	102,997	84,835
Other interest - net	1,992	2,907	5,989	7,288
Allowance for borrowed funds used during construction	(1,027)	(2,134)	(5,428)	(7,637)
TOTAL	35,969	29,170	103,558	84,486

INCOME BEFORE INCOME TAXES	112,676	163,594	259,766	264,101

Income taxes	42,268	58,534	92,604	91,405

NET INCOME	70,408	105,060	167,162	172,696

Preferred dividend requirements and other	1,009	1,050	3,041	3,176

EARNINGS APPLICABLE TO
COMMON STOCK	$69,399	$104,010	$164,121	$169,520

See Notes to Respective Financial Statements.

ENTERGY GULF STATES, INC.
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2006 and 2005
(Unaudited)

	2006	2005
	(In Thousands)

OPERATING ACTIVITIES
Net income	$167,162	$172,696
Adjustments to reconcile net income to net cash flow provided by operating activities:
Reserve for regulatory adjustments	6,305	(65,526)
Other regulatory charges (credits) - net	2,246	(7,901)
Depreciation, amortization, and decommissioning	163,009	158,230
Deferred income taxes and investment tax credits	(59,744)	72,183
Changes in working capital:
Receivables	89,178	(213,039)
Fuel inventory	(8,996)	(210)
Accounts payable	(94,479)	66,491
Taxes accrued	223,610	30,295
Interest accrued	706	1,178
Deferred fuel costs	151,118	(81,043)
Other working capital accounts	7,854	(17,127)
Provision for estimated losses and reserves	(4,252)	(929)
Changes in other regulatory assets	(117,618)	(41,488)
Other	(11,325)	28,501
Net cash flow provided by operating activities	514,774	102,311

INVESTING ACTIVITIES
Construction expenditures	(311,255)	(210,484)
Allowance for equity funds used during construction	9,498	12,675
Nuclear fuel purchases	(38,357)	(371)
Proceeds from sale/leaseback of nuclear fuel	37,647	481
Proceeds from nuclear decommissioning trust fund sales	39,344	27,477
Investment in nuclear decommissioning trust funds	(49,217)	(37,013)
Change in money pool receivable - net	1,655	-
Changes in other investments - net	915	2,629
Other regulatory investments	(13,622)	(100,571)
Net cash flow used in investing activities	(323,392)	(305,177)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	-	581,037
Retirement of long-term debt	-	(366,229)
Redemption of preferred stock	(3,450)	(3,450)
Change in money pool payable - net	-	53,137
Dividends paid:
Common stock	(165,700)	(61,900)
Preferred stock	(3,008)	(3,189)
Net cash flow provided by (used in) financing activities	(172,158)	199,406

Net increase (decrease) in cash and cash equivalents	19,224	(3,460)

Cash and cash equivalents at beginning of period	25,373	6,974

Cash and cash equivalents at end of period	$44,597	$3,514

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period for:
Interest - net of amount capitalized	$101,059	$85,109
Income taxes	($54,920)	$14,450

See Notes to Respective Financial Statements.

ENTERGY GULF STATES, INC.
BALANCE SHEETS
ASSETS
September 30, 2006 and December 31, 2005
(Unaudited)

	2006	2005
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$5,873	$7,341
Temporary cash investments - at cost,
which approximates market	38,724	18,032
Total cash and cash equivalents	44,597	25,373
Accounts receivable:
Customer	207,986	203,205
Allowance for doubtful accounts	(2,027)	(4,794)
Associated companies	99,085	90,223
Other	42,032	50,445
Accrued unbilled revenues	87,697	186,527
Total accounts receivable	434,773	525,606
Deferred fuel costs	86,773	254,950
Fuel inventory - at average cost	69,192	60,196
Materials and supplies - at average cost	118,421	112,544
Prepayments and other	17,683	36,996
TOTAL	771,439	1,015,665

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	331,452	310,779
Non-utility property - at cost (less accumulated depreciation)	94,038	91,589
Other	22,700	22,498
TOTAL	448,190	424,866

UTILITY PLANT
Electric	8,869,375	8,569,073
Natural gas	89,266	86,375
Construction work in progress	156,423	526,017
Nuclear fuel under capital lease	70,326	55,155
Nuclear fuel	12,433	11,338
TOTAL UTILITY PLANT	9,197,823	9,247,958
Less - accumulated depreciation and amortization	4,136,512	4,075,724
UTILITY PLANT - NET	5,061,311	5,172,234

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
SFAS 109 regulatory asset - net	479,013	459,136
Other regulatory assets	774,004	604,419
Deferred fuel costs	100,124	69,443
Long-term receivables	12,937	16,151
Other	30,029	41,195
TOTAL	1,396,107	1,190,344

TOTAL ASSETS	$7,677,047	$7,803,109

See Notes to Respective Financial Statements.

78

ENTERGY GULF STATES, INC.
BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY
September 30, 2006 and December 31, 2005
(Unaudited)

	2006	2005
	(In Thousands)

CURRENT LIABILITIES
Accounts payable:
Associated companies	$93,817	$100,313
Other	166,785	479,232
Customer deposits	66,652	57,756
Taxes accrued	68,055	-
Accumulated deferred income taxes	19,423	71,196
Nuclear refueling outage costs	4,791	15,548
Interest accrued	35,044	34,338
Obligations under capital leases	24,935	33,516
Other	31,353	14,945
TOTAL	510,855	806,844

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,777,795	1,619,890
Accumulated deferred investment tax credits	128,629	132,909
Obligations under capital leases	45,391	20,724
Other regulatory liabilities	46,708	37,482
Decommissioning and retirement cost liabilities	187,029	175,480
Transition to competition	79,098	79,098
Regulatory reserves	15,916	16,153
Accumulated provisions	67,133	67,747
Long-term debt	2,358,269	2,358,130
Preferred stock with sinking fund	10,500	13,950
Other	180,473	203,665
TOTAL	4,896,941	4,725,228

Commitments and Contingencies

SHAREHOLDERS' EQUITY
Preferred stock without sinking fund	47,327	47,327
Common stock, no par value, authorized 200,000,000
shares; issued and outstanding 100 shares in 2006 and 2005	114,055	114,055
Paid-in capital	1,457,486	1,457,486
Retained earnings	651,999	653,578
Accumulated other comprehensive loss	(1,616)	(1,409)
TOTAL	2,269,251	2,271,037

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$7,677,047	$7,803,109

See Notes to Respective Financial Statements.

ENTERGY GULF STATES, INC.
STATEMENTS OF RETAINED EARNINGS AND COMPREHENSIVE INCOME
For the Three and Nine Months Ended September 30, 2006 and 2005
(Unaudited)

	Three Months Ended
	2006		2005
	(In Thousands)
RETAINED EARNINGS
Retained Earnings - Beginning of period	$665,300		$553,092

Add: Net Income	70,408	$70,408	105,060	$105,060

Deduct:
Dividends declared on common stock	82,700		36,300
Preferred dividend requirements and other	1,009	1,009	1,050	1,050
	83,709		37,350

Retained Earnings - End of period	$651,999		$620,802

ACCUMULATED OTHER COMPREHENSIVE
INCOME (LOSS) (Net of Taxes):
Balance at beginning of period:
Other accumulated comprehensive income items	($2,233)		$786

Net derivative instrument fair value changes
arising during the period	617	617	8	8

Balance at end of period:
Other accumulated comprehensive income items	($1,616)		$794
Comprehensive Income		$70,016		$104,018

	Nine Months Ended
	2006		2005
	(In Thousands)
RETAINED EARNINGS
Retained Earnings - Beginning of period	$653,578		$513,182

Add: Net Income	167,162	$167,162	172,696	$172,696

Deduct:
Dividends declared on common stock	165,700		61,900
Preferred dividend requirements and other	3,041	3,041	3,176	3,176
	168,741		65,076

Retained Earnings - End of period	$651,999		$620,802

ACCUMULATED OTHER COMPREHENSIVE
INCOME (LOSS) (Net of Taxes):
Balance at beginning of period:
Other accumulated comprehensive income items	($1,409)		$714

Net unrealized investment gains	(824)		-
Net derivative instrument fair value changes
arising during the period	617	617	80	80

Balance at end of period:
Other accumulated comprehensive income items	($1,616)		$794
Comprehensive Income		$164,738		$169,600

See Notes to Respective Financial Statements.

ENTERGY GULF STATES, INC.
SELECTED OPERATING RESULTS
For the Three and Nine Months Ended September 30, 2006 and 2005
(Unaudited)

	Three Months Ended		Increase/
Description	2006	2005	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$375	$330	$45	14
Commercial	249	214	35	16
Industrial	288	257	31	12
Governmental	13	11	2	18
Total retail	925	812	113	14
Sales for resale
Associated companies	46	49	(3)	(6)
Non-associated companies	57	61	(4)	(7)
Other	15	37	(22)	(59)
Total	$1,043	$959	$84	9

Billed Electric Energy
Sales (GWh):
Residential	3,393	3,455	(62)	(2)
Commercial	2,553	2,526	27	1
Industrial	3,920	3,772	148	4
Governmental	118	120	(2)	(2)
Total retail	9,984	9,873	111	1
Sales for resale
Associated companies	1,073	785	288	37
Non-associated companies	918	936	(18)	(2)
Total	11,975	11,594	381	3

	Nine Months Ended		Increase/
Description	2006	2005	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$874	$700	$174	25
Commercial	671	520	151	29
Industrial	889	725	164	23
Governmental	37	30	7	23
Total retail	2,471	1,975	496	25
Sales for resale
Associated companies	95	96	(1)	(1)
Non-associated companies	157	136	21	15
Other	44	152	(108)	(71)
Total	$2,767	$2,359	$408	17

Billed Electric Energy
Sales (GWh):
Residential	7,841	7,734	107	1
Commercial	6,681	6,452	229	4
Industrial	11,430	11,632	(202)	(2)
Governmental	340	334	6	2
Total retail	26,292	26,152	140	1
Sales for resale
Associated companies	2,225	2,080	145	7
Non-associated companies	2,213	2,200	13	1
Total	30,730	30,432	298	1

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

Entergy Louisiana has received $9.9 million thus far on its insurance claims.

As discussed in the Form 10-K, a federal hurricane aid package became law that includes funding for Community Development Block Grants (CDBG) that allows state and local leaders to fund individual recovery priorities. The law permits funding for infrastructure restoration. It is uncertain how much funding, if any, will be designated for utility reconstruction and the timing of such decisions is also uncertain. In September 2006, Entergy Louisiana presented a revised CDBG request to the Louisiana Recovery Authority's Infrastructure Committee. The request of $539 million includes estimated spending necessary to complete restoration net of estimated insurance proceeds. The Louisiana Recovery Authority did not act on Entergy Louisiana's request at its October 2006 meeting, and as discussed below, Entergy Louisiana continues to pursue other means of recovering its storm costs.

Storm Costs Recovery Filing with Retail Regulator

On July 31, 2006, Entergy Louisiana and Entergy Gulf States filed a supplemental and amending storm cost recovery application with the LPSC, in which Entergy Louisiana and Entergy Gulf States requested that the LPSC (1) review Entergy Louisiana's and Entergy Gulf States' testimony and exhibits relating to the costs associated with Hurricanes Katrina and Rita, and declare that those verified, actual storm-related costs through May 31, 2006 are $466.8 million for Entergy Louisiana and $200.3 million for Entergy Gulf States in the Louisiana jurisdiction and that those costs were prudently incurred; (2) declare that the annual revenue requirements associated with the recovery of those costs, including carrying costs, based on a ten-year levelized rate are $54.4 million for Entergy Louisiana and $26.2 million for Entergy Gulf States; (3) authorize Entergy Louisiana and Entergy Gulf States to recover the costs through Storm Cost Recovery Riders (SCRRs) proposed by Entergy Louisiana and Entergy Gulf States; (4) declare that the storm costs incurred subsequent to May 31, 2006 are to be filed by Entergy Louisiana and Entergy Gulf States with the LPSC on an annual basis in connection with their annual formula rate plan (FRP) filings, and that the SCRRs be adjusted annually to reflect such costs and any insurance proceeds or CDBG funds actually received, with the adjusted amounts to be collected through the SCRRs to take effect contemporaneous with the effective date of rate changes under the FRP; (5) declare that the storm-related costs incurred by Entergy Louisiana and Entergy Gulf States meet the conditions set forth in the FRP for exclusion from the sharing provisions in those FRPs and authorize the permanent recovery of storm costs outside of the FRPs adopted by the LPSC for Entergy Louisiana and Entergy Gulf States; and (6) authorize the funding of a storm reserve through securitization sufficient to fund a storm cost reserve of $132 million for Entergy Louisiana and $81 million for Entergy Gulf States. Hearings are scheduled for March 2007. Entergy Gulf States and Entergy Louisiana also intend to pursue securitization options for the storm cost recovery as well, which is authorized by a law signed by the Governor of Louisiana in May 2006.

Results of Operations

Net Income

Third Quarter 2006 Compared to Third Quarter 2005

Net income increased $28.9 million primarily due to higher net revenue partially offset by higher other operation and maintenance expenses and lower other income.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Net income increased $8.4 million primarily due to higher net revenue, lower taxes other than income taxes, lower depreciation and amortization expenses, and higher other income, partially offset by higher other operation and maintenance expenses.

Net Revenue

Third Quarter 2006 Compared to Third Quarter 2005

Net revenue, which is Entergy Louisiana's measure of gross margin, consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory credits. Following is an analysis of the change in net revenue comparing the third quarter of 2006 to the third quarter of 2005.

Amount
(In Millions)

2005 net revenue	$236.4
Price applied to unbilled electric sales	58.9
Base revenues	14.6
Volume/weather	11.1
Reserve equalization	(9.7)
Purchased power capacity	(7.5)
Other	0.9
2006 net revenue	$304.7

The price applied to unbilled electric sales variance is due to the exclusion in 2006 of the fuel cost component in the calculation of the price applied to unbilled sales. Effective January 1, 2006, the fuel cost component is no longer included in the unbilled revenue calculation, which is in accordance with regulatory treatment. Entergy Louisiana expects that the effect of this factor will be an increase in net revenue of approximately $10 million for its annual results for 2006. See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" herein for a discussion of the accounting for unbilled revenues.

The base revenues variance is primarily due to increases effective September 2006 for the 2005 formula rate plan filing to recover LPSC-approved incremental deferred and ongoing capacity costs. See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends - State and Local Regulation" herein for a discussion of the formula rate plan filing.

The volume/weather variance is primarily due to an increase in electricity usage. Billed electricity usage increased a total of 431 GWh in all sectors.

The reserve equalization variance is primarily due to a revision made in 2005 of reserve equalization payments among Entergy companies due to a FERC ruling regarding the inclusion of interruptible loads in reserve equalization calculations.

The purchased power capacity variance is primarily due to higher purchased power capacity charges and the amortization of capacity charges effective September 2006 as a result of the formula rate plan filing in May 2006. A portion of the purchased power capacity costs is offset in base revenues due to base rate increases implemented to recover incremental deferred and ongoing purchased power capacity charges, as mentioned above.

Fuel and purchased power expenses and other regulatory credits

Fuel and purchased power expenses decreased primarily due to decreases in the market prices of natural gas and purchased power partially offset by an increase in the recovery from customers of deferred fuel costs.

Other regulatory credits decreased primarily due to the deferral of capacity charges in 2005. The decrease was also due to the amortization of capacity charges in 2006 as a result of the formula rate plan filing in May 2006 with the LPSC to recover such costs through base rates effective September 2006. See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends - State and Local Regulation" herein for a discussion of the formula rate plan filing.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Net revenue, which is Entergy Louisiana's measure of gross margin, consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory credits. Following is an analysis of the change in net revenue comparing the nine months ended September 30, 2006 to the nine months ended September 30, 2005.
Amount
(In Millions)

2005 net revenue	$731.9
Base revenues	14.6
Net wholesale revenue	12.8
Rate refund provisions	5.0
Reserve equalization	(13.8)
Volume/weather	(12.2)
Price applied to unbilled electric sales	(10.4)
Other	9.4
2006 net revenue	$737.3

The base revenues variance is primarily due to increases effective September 2006 for the 2005 formula rate plan filing to recover LPSC-approved incremental deferred and ongoing capacity costs. See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends - State and Local Regulation" herein for a discussion of the formula rate plan filing.

The net wholesale revenue variance is primarily due to the sale of 75% of the generation from the Perryville plant to Entergy Gulf States pursuant to a long-term power purchase agreement.

The rate refund provisions variance is primarily due to provisions recorded in 2005 as a result of the March 2005 Global Settlement with the LPSC.

The reserve equalization variance is primarily due to a revision made in 2005 of reserve equalization payments among Entergy companies due to a FERC ruling regarding the inclusion of interruptible loads in reserve equalization calculations.

The volume/weather variance is primarily due to decreased usage during the unbilled sales period and decreased usage in the industrial sector of 181 GWh. The decrease in usage in the industrial sector is primarily a result of Hurricane Katrina.

The price applied to unbilled electric sales variance is due to the exclusion in 2006 of the fuel cost component in the calculation of the price applied to unbilled sales. Effective January 1, 2006, the fuel cost component is no longer included in the unbilled revenue calculation, which is in accordance with regulatory treatment. Entergy Louisiana expects that the effect of this factor will be an increase in net revenue of approximately $10 million for its annual results for 2006. See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" herein for a discussion of the accounting for unbilled revenues.

Gross operating revenues, fuel, purchased power expenses, and other regulatory credits

Gross operating revenues decreased primarily due to:

  a decrease of $58.4 million in fuel cost recovery revenues due to a lower fuel rates;
  a decrease of $12.2 million in volume/weather, as discussed above; and
  a decrease of $10.4 million in the price applied to unbilled electric sales, as discussed above.

The decrease was partially offset by:

  an increase of $24.8 million in gross wholesale revenue due to increased sales to affiliated systems and the sale of a portion of the generation from Perryville;
  an increase of $14.6 million in base revenues, as discussed above; and
  an increase of $5.0 million due to lower rate refund provisions, as discussed above.

Fuel and purchased power expenses decreased primarily due to a decrease in the market prices of natural gas and purchased power, partially offset by an increase in the recovery from customers of deferred fuel costs.

Other regulatory credits decreased primarily due to the LPSC order for the interim recovery of storm costs effective March 2006. Refer to "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends - State and Local Regulation" in the Form 10-K for a discussion of Entergy Louisiana's filing with the LPSC regarding storm cost recovery.

Other Income Statement Variances

Third Quarter 2006 Compared to Third Quarter 2005

Other operation and maintenance expenses increased primarily due to:

  an increase of $8.5 million in payroll and benefits costs;
  an increase of $6.8 million due to the expensing of plant maintenance costs in 2006 versus the capitalization in 2005 of storm restoration costs; and
  an increase of $3.4 million in environmental reserves as a result of a reduction in the environmental reserve liability in the third quarter of 2005.

Other income decreased primarily due to:

  the receipt of proceeds in 2005 of $4.6 million from the radwaste settlement, which is discussed in "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends - Central States Compact Claim" in the Form 10-K; and
  $2.5 million of deferred capacity interest adjustments related to the formula rate plan filed with the LPSC in May 2006.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Other operation and maintenance expenses increased primarily due to:

  an increase of $6.8 million due to the expensing of plant maintenance costs in 2006 versus the capitalization in 2005 of storm restoration costs;
  an increase of $5.8 million in payroll and benefits costs;
  an increase of $5.5 million in fossil expenses as a result of a fossil plant maintenance outage in 2006 and the Perryville plant coming online in July 2005; and
  an increase of $3.8 million in environmental reserves as a result of a reduction in the environmental reserve liability in the third quarter of 2005.

The increase was partially offset by the following:

  a decrease of $3.6 million due to a planned decrease in vegetation maintenance; and
  a decrease of $2.3 million due to loss provisions recorded in 2005 for the bankruptcy of CashPoint, which managed a network of payment agents for the domestic utility companies.

Taxes other than income taxes decreased primarily due to decreased franchise taxes as a result of the merger-by-division that created Entergy Louisiana, LLC.

Depreciation and amortization expenses decreased primarily due to a change in the depreciation rate for Waterford 3 as approved by the LPSC effective April 2005 and revisions in 2005 of estimated depreciable lives involving certain intangible assets.

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

The increase was partially offset by the following:

  the receipt of proceeds in 2005 of $4.6 million from the radwaste settlement, which is discussed in "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends - Central States Compact Claim" in the Form 10-K; and
  $2.5 million of deferred capacity interest adjustments related to the formula rate plan filed with the LPSC in May 2006.

Income Taxes

The effective income tax rates for the third quarters of 2006 and 2005 were 39.1% and 44.6%, respectively. The effective income tax rates for the nine months ended September 30, 2006 and 2005 were 39.0% and 41.6%, respectively. The difference in the effective income tax rate for the third quarter of 2006 versus the federal statutory rate of 35.0% is primarily due to state income taxes and book and tax differences related to utility plant items. The difference in the effective income tax rate for the nine months ended September 30, 2006 versus the federal statutory rate of 35.0% is primarily due to book and tax differences related to utility plant items and state income taxes, partially offset by book and tax differences related to the allowance for equity funds used during construction and the amortization of investment tax credits. The difference in the effective income tax rates for the third quarter 2005 and the nine months ended September 30, 2005 versus the federal statutory rate of 35.0% is primarily due to state income taxes, book and tax differences related to utility plant items, and a federal tax reserve estimate revision necessary to provide additional reserves for income tax audit matters.

Liquidity and Capital Resources

Cash Flow

Cash flows for the nine months ended September 30, 2006 and 2005 were as follows:
	2006	2005
	(In Thousands)

Cash and cash equivalents at beginning of period	$105,285	$146,049

Cash flow provided by (used in):
Operating activities	245,122	86,149
Investing activities	(362,824)	(370,975)
Financing activities	16,365	141,943
Net decrease in cash and cash equivalents	(101,337)	(142,883)

Cash and cash equivalents at end of period	$3,948	$3,166

Operating Activities

Cash flow from operations increased $159.0 million for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 primarily due to an increase in fuel cost recoveries and the effect that Hurricane Katrina had on September 2005 collections, partially offset by an increase of $54 million in pension contributions.

Investing Activities

Cash flow used by investing activities decreased $8.2 million for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 primarily due to the purchase of the Perryville plant in June 2005 for $162 million, substantially offset by an increase of $154 million in distribution construction expenditures due to Hurricanes Katrina and Rita and money pool activity.

Financing Activities

The decrease of $125.6 million in net cash provided by financing activities for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 is primarily due to:

  the retirement of $25 million of long-term debt in 2006;
  the net issuance of $33.6 million of long-term debt in 2005;
  money pool activity; and
  borrowings of $40 million on a credit facility in 2005, which was paid in 2006.

The decrease was partially offset by the following:

  proceeds of $50 million from an equity contribution from its parent, Entergy Louisiana Holdings, in 2006; and
  payment of $51.6 million of common stock dividends in 2005.

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

	September 30, 2006	December 31, 2005

Net debt to net capital	45.8%	49.2%
Effect of subtracting cash from debt	0.1%	2.1%
Debt to capital	45.9%	51.3%

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

Entergy Louisiana's receivables from or (payables to) the money pool were as follows:
September 30, 2006	December 31, 2005	September 30, 2005	December 31, 2004
(In Thousands)

($104,952)	($68,677)	($124,936)	$40,549

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

In June 2006, Entergy Louisiana redeemed, prior to maturity, $25 million of 5.95% Series of St. Charles Parish bonds.

The Pension Protection Act of 2006

The Pension Protection Act of 2006 was signed by the President on August 17, 2006. The intent of the legislation is to require companies to fund 100% of their pension liability; and then for companies to fund, on a going-forward basis, an amount generally estimated to be the amount that the pension liability increases each year due to an additional year of service by the employees eligible for pension benefits. The legislation requires that funding shortfalls be eliminated by companies over a seven-year period, beginning in 2008.

The Pension Protection Act also extended the provisions of the Pension Funding Equity Act that would have expired in 2006 had the Pension Protection Act not been enacted, which increased the allowed discount rate used to calculate the pension funding liability. Entergy Louisiana is in the process of evaluating the effects of the new legislation, but expects that the implementation of the Pension Protection Act will not result in annual pension contributions going-forward that are materially higher than the levels required in 2005 and 2006.

Significant Factors and Known Trends

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends" in the Form 10-K for a discussion of state and local rate regulation, federal regulation and proceedings, the Energy Policy Act of 2005, utility restructuring, market and credit risks, nuclear matters, environmental risks, and litigation risks.

State and Local Rate Regulation

In May 2006, Entergy Louisiana made its formula rate plan filing with the LPSC for the 2005 test year. Entergy Louisiana modified the filing in August 2006 to reflect a 9.45% return on equity which is within the allowed bandwidth. The modified filing includes an increase of $24 million for interim recovery of storm costs from Hurricanes Katrina and Rita and a $120 million rate increase to recover LPSC-approved incremental deferred and ongoing capacity costs. The filing requested recovery of approximately $50 million for the amortization of capacity deferrals over a three-year period, including carrying charges, and approximately $70 million for ongoing capacity costs. The increase was implemented, subject to refund, with the first billing cycle of September 2006. Comments were provided by the LPSC Staff, which Entergy Louisiana is currently reviewing. Entergy Louisiana subsequently updated its formula rate plan rider to reflect adjustments proposed by the LPSC Staff with which it agrees. The adjusted return on equity of 9.56% remains within the allowed bandwidth. Ongoing and deferred incremental capacity costs were reduced to $119 million. The updated formula rate plan rider was implemented, subject to refund, with the first billing cycle of October 2006.

Federal Regulation

System Agreement Proceedings

See Entergy Corporation and Subsidiaries' "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends - Federal Regulation - System Agreement Litigation, APSC Complaint at the FERC, APSC System Agreement Investigation, and MPSC System Agreement Inquiry" for updates regarding proceedings involving the System Agreement.

Independent Coordinator of Transmission (ICT)

See Entergy Corporation and Subsidiaries' "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends - Federal Regulation - Independent Coordinator of Transmission" for an update regarding Entergy's ICT proposal.

Available Flowgate Capacity (AFC) Proceeding

See Entergy Corporation and Subsidiaries' "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends - Federal Regulation - Available Flowgate Capacity Proceeding" for updates regarding the AFC proceeding at the FERC.

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

In September 2006, FASB issued SFAS 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans", an amendment of FASB Statements Nos. 87, 88, 106 and 132(R)," to be effective December 31, 2006. SFAS 158 requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its balance sheet with the offset recorded to other comprehensive income. Entergy Louisiana has previously disclosed its funded status in Note 10 to the domestic utility companies and System Energy financial statements in the Form 10-K. SFAS 158 also requires that changes in that funded status be recorded in other comprehensive income in the period in which the changes occur. Entergy Louisiana recovers other postretirement benefit costs on a pay as you go basis. Entergy Louisiana's analysis including the regulatory accounting requirements to support recording the majority of the effect of the adoption of this standard as a regulatory asset is not yet complete. Entergy Louisiana does not expect the implementation of this standard, however, to materially affect its financial position or results of operations.

ENTERGY LOUISIANA, LLC
INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2006 and 2005
(Unaudited)

	Three Months Ended		Nine Months Ended
	2006	2005	2006	2005
	(In Thousands)		(In Thousands)

OPERATING REVENUES
Domestic electric	$762,840	$760,916	$1,865,477	$1,889,337

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	253,915	300,865	563,389	566,206
Purchased power	215,682	243,423	604,349	641,420
Nuclear refueling outage expenses	3,766	4,234	12,263	11,055
Other operation and maintenance	96,699	74,155	279,263	262,310
Decommissioning	4,350	3,921	12,817	14,793
Taxes other than income taxes	16,075	18,390	47,254	55,047
Depreciation and amortization	48,366	45,776	137,868	141,229
Other regulatory credits - net	(11,474)	(19,761)	(39,518)	(50,168)
TOTAL	627,379	671,003	1,617,685	1,641,892

OPERATING INCOME	135,461	89,913	247,792	247,445

OTHER INCOME
Allowance for equity funds used during construction	2,572	1,189	11,749	5,566
Interest and dividend income	63	7,983	9,315	16,123
Miscellaneous - net	(782)	100	(2,200)	(6,749)
TOTAL	1,853	9,272	18,864	14,940

INTEREST AND OTHER CHARGES
Interest on long-term debt	18,658	18,878	59,661	53,569
Other interest - net	2,692	3,764	7,023	8,587
Allowance for borrowed funds used during construction	(1,906)	(865)	(8,419)	(3,354)
TOTAL	19,444	21,777	58,265	58,802

INCOME BEFORE INCOME TAXES	117,870	77,408	208,391	203,583

Income taxes	46,068	34,548	81,239	84,789

NET INCOME	71,802	42,860	127,152	118,794

Preferred dividend requirements and other	1,738	-	5,213	-

EARNINGS APPLICABLE TO
COMMON EQUITY	$70,064	$42,860	$121,939	$118,794

See Notes to Respective Financial Statements.

(Page left blank intentionally)

ENTERGY LOUISIANA, LLC
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2006 and 2005
(Unaudited)

	2006	2005
	(In Thousands)

OPERATING ACTIVITIES
Net income	$127,152	$118,794
Adjustments to reconcile net income to net cash flow provided by operating activities:
Reserve for regulatory adjustments	255	(15,301)
Other regulatory credits - net	(39,518)	(50,168)
Depreciation, amortization, and decommissioning	150,685	156,022
Deferred income taxes and investment tax credits	13,329	55,050
Changes in working capital:
Receivables	49,810	(228,031)
Accounts payable	(35,973)	294,319
Taxes accrued	74,499	52,406
Interest accrued	(2,904)	3,420
Deferred fuel costs	(81,410)	(87,290)
Other working capital accounts	25,146	(41,426)
Provision for estimated losses and reserves	4,281	154
Changes in other regulatory assets	3,899	(258,267)
Other	(44,129)	86,467
Net cash flow provided by operating activities	245,122	86,149

INVESTING ACTIVITIES
Construction expenditures	(343,938)	(216,209)
Allowance for equity funds used during construction	11,749	5,566
Nuclear fuel purchases	(44,819)	(54,498)
Proceeds from the sale/leaseback of nuclear fuel	44,819	54,498
Payment for purchase of plant	-	(162,075)
Proceeds from nuclear decommissioning trust fund sales	13,013	93,072
Investment in nuclear decommissioning trust funds	(19,233)	(100,212)
Change in money pool receivable - net	-	40,549
Other regulatory investments	(24,415)	(31,666)
Net cash flow used in investing activities	(362,824)	(370,975)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	-	253,016
Proceeds from the issuance of preferred membership interests	50,013	-
Retirement of long-term debt	(25,000)	(219,374)
Change in money pool payable - net	36,275	124,936
Changes in credit borrowing, net	(40,000)	40,000
Dividends paid:
Common stock	-	(51,600)
Preferred stock	(4,923)	(5,035)
Net cash flow provided by financing activities	16,365	141,943

Net decrease in cash and cash equivalents	(101,337)	(142,883)

Cash and cash equivalents at beginning of period	105,285	146,049

Cash and cash equivalents at end of period	$3,948	$3,166

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$66,605	$56,194
Income taxes	$17,230	$11,114

See Notes to Respective Financial Statements.

ENTERGY LOUISIANA, LLC
BALANCE SHEETS
ASSETS
September 30, 2006 and December 31, 2005
(Unaudited)

	2006	2005
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents	$3,948	$105,285
Accounts receivable:
Customer	160,657	176,169
Allowance for doubtful accounts	(2,260)	(6,141)
Associated companies	50,951	24,453
Other	11,948	12,553
Accrued unbilled revenues	85,836	149,908
Total accounts receivable	307,132	356,942
Deferred fuel costs	35,297	21,885
Accumulated deferred income taxes	-	3,884
Materials and supplies - at average cost	98,971	92,275
Deferred nuclear refueling outage costs	2,807	15,337
Prepayments and other	8,600	173,055
TOTAL	456,755	768,663

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	199,348	187,101
Non-utility property - at cost (less accumulated depreciation)	1,715	1,852
Other	4	4
TOTAL	201,067	188,957

UTILITY PLANT
Electric	6,533,596	6,233,711
Property under capital lease	250,610	250,610
Construction work in progress	228,291	415,475
Nuclear fuel under capital lease	76,229	58,492
TOTAL UTILITY PLANT	7,088,726	6,958,288
Less - accumulated depreciation and amortization	2,848,357	2,805,944
UTILITY PLANT - NET	4,240,369	4,152,344

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
SFAS 109 regulatory asset - net	70,041	104,893
Other regulatory assets	611,969	599,451
Deferred fuel costs	67,998	-
Long-term receivables	6,302	8,222
Other	27,570	32,523
TOTAL	783,880	745,089

TOTAL ASSETS	$5,682,071	$5,855,053

See Notes to Respective Financial Statements.

94

ENTERGY LOUISIANA, LLC
BALANCE SHEETS
LIABILITIES AND MEMBERS' EQUITY
September 30, 2006 and December 31, 2005
(Unaudited)

	2006	2005
	(In Thousands)

CURRENT LIABILITIES
Notes payable	$-	$40,000
Accounts payable:
Associated companies	182,912	121,382
Other	174,958	398,507
Customer deposits	70,563	66,705
Taxes accrued	77,641	88,548
Accumulated deferred income taxes	21,878	-
Interest accrued	25,538	28,442
Obligations under capital leases	33,463	22,753
Other	28,154	8,721
TOTAL	615,107	775,058

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,868,777	2,055,083
Accumulated deferred investment tax credits	90,041	92,439
Obligations under capital leases	42,766	35,740
Other regulatory liabilities	47,662	58,129
Decommissioning	234,108	221,291
Accumulated provisions	97,446	93,165
Long-term debt	1,147,644	1,172,400
Other	95,870	146,576
TOTAL	3,624,314	3,874,823

Commitments and Contingencies

MEMBERS' EQUITY
Preferred membership interests without sinking fund	100,000	100,000
Members' equity	1,342,650	1,105,172
TOTAL	1,442,650	1,205,172

TOTAL LIABILITIES AND MEMBERS' EQUITY	$5,682,071	$5,855,053

See Notes to Respective Financial Statements.

ENTERGY LOUISIANA, LLC
STATEMENTS OF MEMBERS' EQUITY
For the Three and Nine Months Ended September 30, 2006 and 2005
(Unaudited)

	Three Months Ended
	2006	2005
	(In Thousands)
MEMBERS' EQUITY
Members' Equity - Beginning of period	$1,222,603	$1,080,780

Add:
Net income	71,802	42,860
Additional equity from parent	50,000	-
	121,802	42,860

Deduct:
Distributions declared:
Common equity	-	27,100
Preferred membership interests	1,738	-
Other	17	-
	1,755	27,100

Members' Equity - End of period	$1,342,650	$1,096,540

	Nine Months Ended
	2006	2005
	(In Thousands)
MEMBERS' EQUITY
Members' Equity - Beginning of period	$1,105,172	$1,029,346

Add:
Net income	127,152	118,794
Additional equity from parent	115,703	-
	242,855	118,794

Deduct:
Distributions declared:
Common equity	-	51,600
Preferred membership interests	5,213	-
Other	164	-
	5,377	51,600

Members' Equity - End of period	$1,342,650	$1,096,540

See Notes to Respective Financial Statements.

ENTERGY LOUISIANA, LLC
SELECTED OPERATING RESULTS
For the Three and Nine Months Ended September 30, 2006 and 2005
(Unaudited)

	Three Months Ended		Increase/
Description	2006	2005	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$286	$283	$3	1
Commercial	160	159	1	1
Industrial	219	225	(6)	(3)
Governmental	10	10	-	-
Total retail	675	677	(2)	-
Sales for resale
Associated companies	50	112	(62)	(55)
Non-associated companies	5	5	-	-
Other	33	(33)	66	200
Total	$763	$761	$2	-

Billed Electric Energy
Sales (GWh):
Residential	2,924	2,802	122	4
Commercial	1,697	1,605	92	6
Industrial	3,353	3,146	207	7
Governmental	112	101	11	11
Total retail	8,086	7,654	432	6
Sales for resale
Associated companies	665	980	(315)	(32)
Non-associated companies	50	43	7	16
Total	8,801	8,677	124	1

	Nine Months Ended		Increase/
Description	2006	2005	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$610	$620	($10)	(2)
Commercial	396	396	-	-
Industrial	589	612	(23)	(4)
Governmental	30	30	-	-
Total retail	1,625	1,658	(33)	(2)
Sales for resale
Associated companies	183	159	24	15
Non-associated companies	10	10	-	-
Other	47	62	(15)	(24)
Total	$1,865	$1,889	($24)	(1)

Billed Electric Energy
Sales (GWh):
Residential	6,642	6,625	17	-
Commercial	4,325	4,252	73	2
Industrial	9,422	9,603	(181)	(2)
Governmental	328	327	1	-
Total retail	20,717	20,807	(90)	-
Sales for resale
Associated companies	1,960	1,410	550	39
Non-associated companies	89	89	-	-
Total	22,766	22,306	460	2

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

As discussed in the Form 10-K, a federal hurricane aid package became law in late 2005 and early 2006 that includes funding for Community Development Block Grants (CDBG) that allows state and local leaders to fund individual recovery priorities. The law permits funding for infrastructure restoration. In March 2006, the Governor of Mississippi signed a law that established a mechanism by which the MPSC could authorize and certify an electric utility financing order and the state could issue general obligation bonds to finance the costs of repairing damage caused by Hurricane Katrina to the systems of investor-owned electric utilities.  Because of the passage of this law and the possibility of Entergy Mississippi obtaining CDBG funds for Hurricane Katrina storm restoration costs, in March 2006, the MPSC issued an order approving a Joint Stipulation between Entergy Mississippi and the Mississippi Public Utilities Staff that provided for a review of Entergy Mississippi's total storm restoration costs in an Application for an Accounting Order proceeding.  The Stipulation stated that the procedural schedule of Entergy Mississippi's December 2005 filing seeking recovery of hurricane costs through an existing Entergy Mississippi storm damage rider should be suspended until the MPSC issues a final order in the Application for an Accounting Order proceeding.

In June 2006, the MPSC issued an order certifying Entergy Mississippi's Hurricane Katrina restoration costs incurred through March 31, 2006 of $89 million, net of estimated insurance proceeds. Two days later, Entergy Mississippi filed a request with the Mississippi Development Authority for $89 million of CDBG funding for reimbursement of its Hurricane Katrina infrastructure restoration costs. Entergy Mississippi also filed a Petition for Financing Order with the MPSC for authorization of state general obligation bond financing of $169 million for Hurricane Katrina restoration costs and future storm costs. The $169 million amount included the $89 million of Hurricane Katrina restoration costs plus $80 million to build Entergy Mississippi's storm damage reserve for the future. Entergy Mississippi's filing stated that the amount actually financed through the state bonds would be net of any CDBG funds that Entergy Mississippi received.

In October 2006, the Mississippi Development Authority approved for payment and Entergy Mississippi received $81 million in CDBG funding for Hurricane Katrina costs. The MPSC then issued a financing order authorizing the issuance of $48 million of state general obligation bonds, with $8 million for the remainder of Entergy Mississippi's certified Hurricane Katrina restoration costs and $40 million for the increase in Entergy Mississippi's storm damage reserve. $30 million of the storm reserve will be set aside in a restricted account. Entergy Mississippi expects to forward the financing order to the state bond commission, as per the March 2006 law, and expects to receive the proceeds from the state general obligation bond issuance in the first quarter of 2007.

Results of Operations

Net Income

Third Quarter 2006 Compared to Third Quarter 2005

Net income decreased $2.1 million primarily due to higher other operation and maintenance expense, higher taxes other than income taxes, and higher interest charges, partially offset by higher net revenue.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Net income decreased $4.0 million primarily due to higher other operation and maintenance expense, higher taxes other than income taxes, and higher interest charges, partially offset by higher net revenue.

Net Revenue

Third Quarter 2006 Compared to Third Quarter 2005

Net revenue, which is Entergy Mississippi's measure of gross margin, consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits). Following is an analysis of the change in net revenue comparing the third quarter of 2006 to the third quarter of 2005.

Amount
(In Millions)

2005 net revenue	$135.8
Price applied to unbilled electric sales	6.4
Deferral of Attala costs	5.4
Volume/weather	5.2
Other	(3.4)
2006 net revenue	$149.4

The price applied to unbilled electric sales variance is primarily due to the increase in the power management rider rates applied to unbilled sales.

The deferral of Attala costs variance is primarily due to the under-recovery of Attala power plant costs that will be recovered through the power management rider. The net income effect of this cost deferral is partially offset by Attala costs in other operation and maintenance expenses, depreciation expense, and taxes other than income taxes.

The volume/weather variance is primarily due to an increase in electricity usage, including the effect of more favorable weather during the third quarter of 2006 compared to the third quarter of 2005. Billed electricity usage increased a total of 133 GWh in the service territory.

Gross operating revenues, fuel and purchased power expenses, and other regulatory charges (credits)

Gross operating revenues increased primarily due to an increase of $24.3 million in fuel cost recovery revenues due to higher fuel rates.

Fuel and purchased power expenses increased primarily due to increased recovery of fuel and purchased power costs due to an increase in fuel rates, partially offset by a decrease in the market prices of natural gas and purchased power and a decrease in demand.

Other regulatory credits increased primarily due to the refunding through the power management recovery rider in 2006 of over-recoveries in 2005 as a result of gains recorded on gas hedging contracts, in addition to the under-recovery of Attala costs, discussed above. There is no material effect on net income due to quarterly adjustments to the power management recovery rider.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Net revenue, which is Entergy Mississippi's measure of gross margin, consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits). Following is an analysis of the change in net revenue comparing the nine months ended September 30, 2006 to the nine months ended September 30, 2005.

Amount
(In Millions)

2005 net revenue	$343.6
Deferral of Attala costs	19.8
Volume/weather	8.4
Reserve Equalization	(4.8)
Other	(2.5)
2006 net revenue	$364.5

The deferral of Attala costs variance is primarily due to the under-recovery of Attala power plant costs that will be recovered through the power management rider. The net income effect of this cost deferral is partially offset by Attala costs in other operation and maintenance expenses, depreciation expense, and taxes other than income taxes.

The volume/weather variance is primarily due to an increase in electricity usage, including the effect of more favorable weather during the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. Billed electricity usage increased a total of 326 GWh in the service territory.

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

Gross operating revenues, fuel and purchased power expenses, and other regulatory charges (credits)

Gross operating revenues increased primarily due to an increase of $263.2 million in fuel cost recovery revenues due to higher fuel rates.

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

Other Income Statement Variances

Third Quarter 2006 Compared to Third Quarter 2005

Other operation and maintenance expense increased primarily due to:

  an increase of $3.8 million in payroll and benefits costs;
  an increase of $3.5 million in costs associated with the purchase of the Attala plant which was in January 2006; and
  an increase of $2.0 million in customer service costs, including an increase in customer write-offs.

Taxes other than income taxes increased primarily due to higher franchise taxes in 2006 due to higher revenues.

Interest charges increased primarily due to additional long-term debt issued to finance the Attala power plant purchase.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Other operation and maintenance expense increased primarily due to:

  an increase of $7.9 million in costs associated with the purchase of the Attala plant which was in January 2006;
  an increase of $4.0 million in customer service costs, including an increase in customer write-offs;
  an increase of $4.0 million due to the reclassification of storm charges from a regulatory asset in accordance with a Joint Stipulation with the MPSC; and
  an increase of $3.6 million in payroll and benefit costs.

The increase was partially offset by a decrease of $5.1 million in plant maintenance costs at certain fossil plants and a decrease of $3.0 million due to a planned decrease in vegetation maintenance in 2006.

Taxes other than income taxes increased primarily due to higher assessed values for ad valorem tax purposes as a result of the Attala plant purchase and higher franchise taxes in 2006 due to higher revenues.

Interest charges increased primarily due to additional long-term debt issued to finance the Attala power plant purchase.

Income Taxes

The effective income tax rates for the third quarters of 2006 and 2005 were 36.9% and 37.4%, respectively. The effective income tax rates for the nine months ended September 30, 2006 and 2005 were 34.8% and 35.8%, respectively. The difference in the effective tax rates for the third quarters of 2006 and 2005 versus the federal statutory rate of 35.0% are primarily due to state income taxes.

Liquidity and Capital Resources

Cash Flow

Cash flows for the nine months ended September 30, 2006 and 2005 were as follows:
	2006	2005
	(In Thousands)

Cash and cash equivalents at beginning of period	$4,523	$80,396

Cash flow provided by (used in):
Operating activities	297,417	56,441
Investing activities	(272,823)	(100,644)
Financing activities	8,180	(25,236)
Net increase (decrease) in cash and cash equivalents	32,774	(69,439)

Cash and cash equivalents at end of period	$37,297	$10,957

Operating Activities

Cash flow from operations increased $241.0 million for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 primarily due to increased collection of fuel and purchased power costs and the income tax refund in 2006, discussed below, partially offset by an increase of $15 million in pension contributions.

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

Investing Activities

Net cash used in investing activities increased $172.2 million for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 primarily due to the purchase of the 480 MW Attala power plant for $88 million in January 2006, increased storm-related spending, and money pool activity.

Financing Activities

Entergy Mississippi provided $8.2 million of cash for financing activities for the nine months ended September 30, 2006 compared to using $25.2 million for financing activities for the nine months ended September 30, 2005 primarily due to the issuance of $100 million of first mortgage bonds during 2006 and a decrease of $17 million in common stock dividends, partially offset by money pool activity.

Capital Structure

Entergy Mississippi's capitalization is balanced between equity and debt, as shown in the following table. The increase in the debt to capital percentage as of September 30, 2006 is primarily due to the issuance of $100 million of First Mortgage Bonds in January 2006.
	September 30, 2006	December 31, 2005

Net debt to net capital	53.0%	52.6%
Effect of subtracting cash from debt	1.2%	0.1%
Debt to capital	54.2%	52.7%

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

Uses of Capital

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy Mississippi's uses of capital. Following are updates to the information presented in the Form 10-K.

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

As a consequence of the events surrounding Entergy Mississippi's ongoing efforts to recover storm restoration costs associated with Hurricane Katrina, in October 2006, the MPSC approved a revision to Entergy Mississippi's power management rider. The revision has the effect of allowing Entergy Mississippi to recover the annual ownership costs of the Attala plant until such time as there has been a resolution of Entergy Mississippi's recovery of its storm restoration costs and a general rate case can be filed.

Sources of Capital

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy Mississippi's sources of capital. Following are updates to the information presented in the Form 10-K.

Entergy Mississippi's receivables from or (payables to) the money pool were as follows:

September 30, 2006	December 31, 2005	September 30, 2005	December 31, 2004
(In Thousands)

$73,137	($84,066)	$24,015	$21,584

See Note 4 to the domestic utility companies and System Energy financial statements in the Form 10-K for a description of the money pool.

In May 2006, Entergy Mississippi increased its $25 million credit facility to $30 million and renewed it through May 2007. Entergy Mississippi also entered into a new $20 million credit facility through May 2007. Borrowings on these credit facilities may be secured by a security interest in Entergy Mississippi's accounts receivable. No borrowings were outstanding on either facility as of September 30, 2006.

In January 2006, Entergy Mississippi issued $100 million of 5.92% Series of First Mortgage Bonds due February 2016. Entergy Mississippi used the proceeds to purchase the Attala power plant and to repay short-term indebtedness.

The Pension Protection Act of 2006

The Pension Protection Act of 2006 was signed by the President on August 17, 2006. The intent of the legislation is to require companies to fund 100% of their pension liability; and then for companies to fund, on a going-forward basis, an amount generally estimated to be the amount that the pension liability increases each year due to an additional year of service by the employees eligible for pension benefits. The legislation requires that funding shortfalls be eliminated by companies over a seven-year period, beginning in 2008.

The Pension Protection Act also extended the provisions of the Pension Funding Equity Act that would have expired in 2006 had the Pension Protection Act not been enacted, which increased the allowed discount rate used to calculate the pension funding liability. Entergy Mississippi is in the process of evaluating the effects of the new legislation, but expects that the implementation of the Pension Protection Act will not result in annual pension contributions going-forward that are materially higher than the levels required in 2005 and 2006.

Significant Factors and Known Trends

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends" in the Form 10-K for a discussion of, state and local rate regulation, federal regulation and proceedings and the Energy Policy Act of 2005, and market and credit risks. The following are updates to the information provided in the Form 10-K.

State and Local Rate Regulation

In March 2006, Entergy Mississippi made its annual scheduled formula rate plan filing with the MPSC.  The filing was amended by an April 2006 filing.  The amended filing showed that an increase of $3.1 million in electric revenues is warranted.  The MPSC approved a settlement providing for a $1.8 million rate increase, which was implemented in August 2006.

Federal Regulation

System Agreement Proceedings

See Entergy Corporation and Subsidiaries' "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends - Federal Regulation - System Agreement Litigation, APSC Complaint at the FERC, APSC System Agreement Investigation, and MPSC System Agreement Inquiry" for updates regarding proceedings involving the System Agreement.

Independent Coordinator of Transmission (ICT)

See Entergy Corporation and Subsidiaries' "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends - Federal Regulation - Independent Coordinator of Transmission" for an update regarding Entergy's ICT proposal.

Available Flowgate Capacity (AFC) Proceeding

See Entergy Corporation and Subsidiaries' "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends - Federal Regulation - Available Flowgate Capacity Proceeding" for updates regarding the AFC proceeding at the FERC.

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

In September 2006, FASB issued SFAS 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans", an amendment of FASB Statements Nos. 87, 88, 106 and 132(R)," to be effective December 31, 2006. SFAS 158 requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its balance sheet with the offset recorded to other comprehensive income. Entergy Mississippi has previously disclosed its funded status in Note 10 to the domestic utility companies and System Energy financial statements in the Form 10-K. SFAS 158 also requires that changes in that funded status be recorded in other comprehensive income in the period in which the changes occur. Entergy Mississippi is generally allowed to recover pension and other postretirement benefit costs each period based upon costs calculated under SFAS 87 and SFAS 106. Entergy Mississippi's analysis including the regulatory accounting requirements to support recording the majority of the effect of the adoption of this standard as a regulatory asset is not yet complete. Entergy Mississippi does not expect the implementation of this standard, however, to materially affect its financial position or results of operations.

ENTERGY MISSISSIPPI, INC.
INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2006 and 2005
(Unaudited)

	Three Months Ended		Nine Months Ended
	2006	2005	2006	2005
	(In Thousands)		(In Thousands)

OPERATING REVENUES
Domestic electric	$429,460	$406,765	$1,190,543	$946,255

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	169,458	49,886	532,616	123,177
Purchased power	117,316	199,029	357,076	459,313
Other operation and maintenance	53,475	39,497	144,487	128,228
Taxes other than income taxes	17,080	15,254	49,303	43,920
Depreciation and amortization	19,698	18,089	55,768	54,008
Other regulatory charges (credits) - net	(6,717)	22,095	(63,625)	20,129
TOTAL	370,310	343,850	1,075,625	828,775

OPERATING INCOME	59,150	62,915	114,918	117,480

OTHER INCOME
Allowance for equity funds used during construction	747	106	2,861	2,167
Interest and dividend income	1,979	947	2,934	2,275
Miscellaneous - net	(289)	(324)	(1,321)	(1,015)
TOTAL	2,437	729	4,474	3,427

INTEREST AND OTHER CHARGES
Interest on long-term debt	11,474	9,881	34,081	29,554
Other interest - net	1,194	962	4,063	2,407
Allowance for borrowed funds used during construction	(499)	(443)	(1,896)	(1,787)
TOTAL	12,169	10,400	36,248	30,174

INCOME BEFORE INCOME TAXES	49,418	53,244	83,144	90,733

Income taxes	18,232	19,917	28,914	32,465

NET INCOME	31,186	33,327	54,230	58,268

Preferred dividend requirements and other	707	909	2,121	2,609

EARNINGS APPLICABLE TO
COMMON STOCK	$30,479	$32,418	$52,109	$55,659

See Notes to Respective Financial Statements.

ENTERGY MISSISSIPPI, INC.
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2006 and 2005
(Unaudited)

	2006	2005
	(In Thousands)

OPERATING ACTIVITIES
Net income	$54,230	$58,268
Adjustments to reconcile net income to net cash flow provided by operating activities:
Other regulatory charges (credits) - net	(63,625)	20,129
Depreciation and amortization	55,768	54,008
Deferred income taxes and investment tax credits	(59,855)	28,915
Changes in working capital:
Receivables	(18,458)	(98,392)
Fuel inventory	(3,033)	793
Accounts payable	(39,966)	170,044
Taxes accrued	146,098	(6,793)
Interest accrued	2,185	4,494
Deferred fuel costs	222,177	(100,646)
Other working capital accounts	17,470	(3,530)
Provision for estimated losses and reserves	(7)	(3,221)
Changes in other regulatory assets	(39,436)	(67,012)
Other	23,869	(616)
Net cash flow provided by operating activities	297,417	56,441

INVESTING ACTIVITIES
Construction expenditures	(112,847)	(100,380)
Payment for purchase of plant	(88,199)	-
Allowance for equity funds used during construction	2,861	2,167
Changes in other temporary investments - net	(1,501)	-
Change in money pool receivable - net	(73,137)	(2,431)
Net cash flow used in investing activities	(272,823)	(100,644)

FINANCING ACTIVITIES
Proceeds from the issuance of:
Proceeds from the issuance of long-term debt	99,167	(55)
Proceeds from the issuance of common stock	-	226
Proceeds from the issuance of preferred stock	-	29,229
Redemption of preferred stock	-	(30,269)
Change in money pool payable - net	(84,066)	-
Dividends paid:
Common stock	(4,800)	(21,900)
Preferred stock	(2,121)	(2,467)
Net cash flow provided by (used in) financing activities	8,180	(25,236)

Net increase (decrease) in cash and cash equivalents	32,774	(69,439)

Cash and cash equivalents at beginning of period	4,523	80,396

Cash and cash equivalents at end of period	$37,297	$10,957

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period for:
Interest - net of amount capitalized	$34,367	$16,186
Income taxes	($65,803)	$4,446

See Notes to Respective Financial Statements

ENTERGY MISSISSIPPI, INC.
BALANCE SHEETS
ASSETS
September 30, 2006 and December 31, 2005
(Unaudited)

	2006	2005
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$4,324	$4,523
Temporary cash investments - cost,
which approximates market	32,973	-
Total cash and cash equivalents	37,297	4,523
Accounts receivable:
Customer	110,076	102,202
Allowance for doubtful accounts	(1,030)	(1,826)
Associated companies	80,473	5,415
Other	8,711	9,254
Accrued unbilled revenues	42,122	33,712
Total accounts receivable	240,352	148,757
Deferred fuel costs	-	113,956
Accumulated deferred income taxes	3,003	-
Fuel inventory - at average cost	6,120	3,087
Materials and supplies - at average cost	27,939	21,521
Prepayments and other	5,077	62,759
TOTAL	319,788	354,603

OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity	5,531	5,531
Non-utility property - at cost (less accumulated depreciation)	6,096	6,199
TOTAL	11,627	11,730

UTILITY PLANT
Electric	2,673,995	2,473,035
Property under capital lease	30	50
Construction work in progress	79,434	119,354
TOTAL UTILITY PLANT	2,753,459	2,592,439
Less - accumulated depreciation and amortization	922,280	886,687
UTILITY PLANT - NET	1,831,179	1,705,752

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
SFAS 109 regulatory asset - net	20,266	17,073
Other regulatory assets	210,379	186,197
Long-term receivable	2,443	3,270
Other	30,670	32,418
TOTAL	263,758	238,958

TOTAL ASSETS	$2,426,352	$2,311,043

See Notes to Respective Financial Statements.

108

ENTERGY MISSISSIPPI, INC.
BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY
September 30, 2006 and December 31, 2005
(Unaudited)

	2006	2005
	(In Thousands)

CURRENT LIABILITIES
Accounts payable:
Associated companies	$ 50,949	$ 158,579
Other	39,856	83,306
Customer deposits	49,385	44,025
Taxes accrued	39,775	33,121
Accumulated deferred income taxes	-	13,233
Interest accrued	15,836	13,651
Deferred fuel costs	108,221	-
Obligations under capital leases	15	40
Other	15,936	2,739
TOTAL	319,973	348,694

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	540,401	491,857
Accumulated deferred investment tax credits	11,375	12,358
Obligations under capital leases	-	11
Other regulatory liabilities	-	34,368
Retirement cost liabilities	4,193	4,016
Accumulated provisions	9,429	9,436
Long-term debt	795,168	695,146
Other	74,943	91,588
TOTAL	1,435,509	1,338,780

Commitments and Contingencies

SHAREHOLDERS' EQUITY
Preferred stock without sinking fund	50,381	50,381
Common stock, no par value, authorized 15,000,000
shares; issued and outstanding 8,666,357 shares in 2006 and 2005	199,326	199,326
Capital stock expense and other	(690)	(682)
Retained earnings	421,853	374,544
TOTAL	670,870	623,569

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,426,352	$2,311,043

See Notes to Respective Financial Statements.

ENTERGY MISSISSIPPI, INC.
SELECTED OPERATING RESULTS
For the Three and Nine Months Ended September 30, 2006 and 2005
(Unaudited)

	Three Months Ended		Increase/
Description	2006	2005	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$ 189	$ 171	$ 18	11
Commercial	133	122	11	9
Industrial	56	52	4	8
Governmental	12	11	1	9
Total retail	390	356	34	10
Sales for resale
Associated companies	13	30	(17)	(57)
Non-associated companies	12	12	-	-
Other	15	9	6	67
Total	$ 430	$ 407	$ 23	6

Billed Electric Energy
Sales (GWh):
Residential	1,905	1,822	83	5
Commercial	1,443	1,397	46	3
Industrial	768	772	(4)	(1)
Governmental	125	117	8	7
Total retail	4,241	4,108	133	3
Sales for resale
Associated companies	143	269	(126)	(47)
Non-associated companies	161	171	(10)	(6)
Total	4,545	4,548	(3)	-

	Nine Months Ended		Increase/
Description	2006	2005	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$ 471	$ 366	$ 105	29
Commercial	391	298	93	31
Industrial	188	143	45	31
Governmental	37	29	8	28
Total retail	1,087	836	251	30
Sales for resale
Associated companies	36	47	(11)	(23)
Non-associated companies	31	29	2	7
Other	36	34	2	6
Total	$ 1,190	$ 946	$ 244	26

Billed Electric Energy
Sales (GWh):
Residential	4,235	4,078	157	4
Commercial	3,611	3,475	136	4
Industrial	2,189	2,171	18	1
Governmental	318	303	15	5
Total retail	10,353	10,027	326	3
Sales for resale
Associated companies	397	390	7	2
Non-associated companies	342	348	(6)	(2)
Total	11,092	10,765	327	3

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

As discussed in the Form 10-K, a federal hurricane aid package became law that includes funding for Community Development Block Grants (CDBG) that allows state and local leaders to fund individual recovery priorities. The law permits funding for infrastructure restoration. The U.S. Department of Housing and Urban Development has allocated approximately $10.4 billion for Louisiana, $5.5 billion for Mississippi, and $0.5 billion for Texas. The states, in turn, will administer the grants. In March 2006, Entergy New Orleans provided a justification statement to state and local officials. The statement included all the estimated costs of Hurricane Katrina damage, as well as a lost customer base component intended to help offset the need for storm-related rate increases. The statement included justification for a request for $718 million in CDBG funding. In September 2006, Entergy New Orleans presented a revised CDBG request to the Louisiana Recovery Authority's Infrastructure Committee. The updated request of $592 million takes into account the sale of output of Entergy New Orleans's share of Grand Gulf nuclear power into the wholesale market for a period of time longer than originally anticipated, lower operation and maintenance expenses, and the cessation of interest payments on long-term debt for an agreed-upon period of one year. In October 2006, the Louisiana Recovery Authority Board endorsed a resolution proposing to allocate $200 million in CDBG funds to Entergy New Orleans to defray gas and electric utility system repair costs in an effort to provide rate relief for Entergy New Orleans customers. The proposal will now be developed as an action plan amendment and published for public comment. Once public input is reviewed and considered, the final plan will come before the Louisiana Recovery Authority Board, the Governor, and the Louisiana Legislature for approval before submission of the plan to the U. S. Department of Housing and Urban Development for its approval. The City Council will certify the amount of Entergy New Orleans' repair costs before they are submitted for funding.

In the first quarter 2006, Entergy New Orleans reduced its accrued accounts payable for storm restoration costs by $97.4 million, with corresponding reductions of $88.7 million in construction work in progress and $8.7 million in regulatory assets, based on a reassessment of the nature and timing of expected restoration and rebuilding costs and the obligations associated with restoring service. Although Entergy New Orleans reduced its accrual for restoration spending by these amounts, it continues to expect to incur the related costs over time and Entergy New Orleans still expects its storm restoration and business continuity costs to total approximately $275 million. As discussed further in the Form 10-K, in addition to the estimated storm restoration costs, it will be necessary for Entergy New Orleans to rebuild the gas distribution system in New Orleans due to the massive salt water intrusion into the system caused by the flooding. Entergy New Orleans currently expects the cost of the gas system rebuilding to be $355 million, with the project beginning in 2008 and extending for many years thereafter.

As discussed more fully in the Form 10-K, Entergy New Orleans is pursuing insurance recovery for its covered losses caused by Hurricane Katrina. Entergy New Orleans has received $7.2 million thus far on its insurance claims. Entergy New Orleans currently expects to receive payment for the majority of its estimated insurance recovery related to Hurricane Katrina through 2009.

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

On October 23, 2006 Entergy New Orleans filed a plan of reorganization and a disclosure statement with the bankruptcy court. Objections to the disclosure statement must be filed by November 29, 2006, and a hearing regarding its adequacy is scheduled for December 7, 2006. The period within which Entergy New Orleans has the exclusive right to solicit acceptance of its plan of reorganization will expire on December 22, 2006, unless it is further extended by the bankruptcy court.

The bankruptcy court also extended the time within which Entergy New Orleans has an exclusive right to file a plan of reorganization until November 15, 2006. Financial Guaranty Insurance Company (FGIC), the insurer of two series totaling $75 million of Entergy New Orleans' first mortgage bonds, filed a motion to terminate the exclusive period within which Entergy New Orleans has an exclusive right to file and solicit acceptances of a plan of reorganization. FGIC asks the court to allow itself or other stakeholders the right to file an alternative and competing plan of reorganization and to solicit acceptances for such a proposed plan. FGIC's motion to terminate exclusivity is set for hearing on November 15, 2006.

The plan of reorganization reflects Entergy New Orleans' continuing effort to work with federal, state, and local authorities to resolve the bankruptcy in a manner that allows Entergy New Orleans' customers to be served by a financially viable entity as required by law. The plan of reorganization also provides full compensation to Entergy New Orleans' creditors whose claims are allowed by the bankruptcy court. Conditions precedent proposed in the plan of reorganization, as currently filed, before it can become effective include:

  A final confirmation order from the bankruptcy court approving the plan of reorganization;
  Implementation of a City Council resolution that is satisfactory to Entergy New Orleans regarding its formula rate plan gas and electric filings and its proposed storm cost recovery and storm reserve riders;
  Receipt by Entergy New Orleans of insurance proceeds of at least $250 million or assurance of such receipt, or alternatively, assurance that regulatory mechanisms will be put in place to cover any shortfall in insurance proceeds;
  Receipt by Entergy New Orleans of $200 million in CDBG funding and assurance that at a minimum an additional $200 million in CDBG funding will be available for future gas system rebuild or assurance from the City Council that an appropriate rate mechanism is in place to allow Entergy New Orleans to recover the costs thereof;
  No material adverse change shall have occurred from and after the confirmation date of the plan of reorganization; and
  Entergy New Orleans receives a final order from the FERC authorizing issuance of short-term debt securities under credit agreements, the Entergy System money pool, and unilateral arrangements with Entergy Corporation.

In addition, key factors that will continue to influence the timing and outcome of Entergy New Orleans' recovery efforts include the level of economic recovery of New Orleans and the number of customers that return to New Orleans, including the timing of their return. Entergy New Orleans currently estimates that approximately 85,000 electric customers and 65,000 gas customers have returned and are taking service. Prior to Hurricane Katrina, Entergy New Orleans had approximately 190,000 electric customers and 145,000 gas customers.

The bankruptcy judge set a date of April 19, 2006 by which creditors with prepetition claims against Entergy New Orleans, with certain exceptions, had to file their proofs of claim in the bankruptcy case. Approximately 550 claims, including amending claims, have been filed thus far in Entergy New Orleans' bankruptcy proceeding. Entergy New Orleans is currently analyzing the accuracy and validity of the claims filed, and has begun seeking withdrawal or modification of claims or objecting to claims with which it disagrees. Several of the filed claims have been withdrawn. Entergy New Orleans currently estimates that the pre-petition claims that will be allowed in the bankruptcy case will approximate the pre-petition liabilities that have been classified as liabilities subject to compromise in Entergy New Orleans' Balance Sheet as of September 30, 2006. The plan of reorganization proposes to pay the third party pre-petition accounts payable in full in cash, to issue two-year notes in satisfaction of the affiliate pre-petition accounts payable, and proposes that the first mortgage bonds will remain outstanding with their current maturity dates and interest terms. The plan of reorganization proposes that Entergy New Orleans' preferred stock will also remain outstanding on its current dividend terms.

Municipalization is one potential outcome of Entergy New Orleans' recovery effort that may be pursued by a stakeholder or stakeholders, either in the reorganization process or after Entergy New Orleans exits from bankruptcy. In June 2006, the Louisiana Legislature passed a law that establishes a governance structure for a public power authority, if municipalization of Entergy New Orleans' utility business is pursued. Entergy New Orleans' settlement of its formula rate plan and storm cost and reserve rider proceedings, discussed further below, provides that Entergy New Orleans will work with the City Council to seek an exception to the Stafford Act that will afford Stafford Act protections to Entergy New Orleans if another catastrophic event affects Entergy New Orleans. The Stafford Act provides for restoration funding from the federal government for municipal utilities, but does not allow such funding for investor-owned utilities like Entergy New Orleans.

Results of Operations

Net Income

Third Quarter 2006 Compared to Third Quarter 2005

Net income increased slightly primarily due to higher net revenue, lower taxes other than income taxes, and lower interest charges, substantially offset by higher operation and maintenance expense.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Net income increased $3.3 million primarily due to lower operation and maintenance expense, lower interest charges, lower taxes other than income taxes, and higher other income, partially offset by lower net revenue.

Net Revenue

Third Quarter 2006 Compared to Third Quarter 2005

Net revenue, which is Entergy New Orleans' measure of gross margin, consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits). Following is an analysis of the changes in net revenue comparing the third quarter of 2006 to the third quarter of 2005.
Amount
(In Millions)

2005 net revenue	$55.7
Fuel revenue	23.9
Volume/weather	(10.4)
Price applied to unbilled electric sales	(7.3)
Net wholesale revenue	(2.9)
Other	(1.0)
2006 net revenue	$58.0

The fuel revenue variance is due to the inclusion of Grand Gulf costs in fuel recoveries effective July 1, 2006. In June 2006, the City Council approved the recovery of all Grand Gulf costs through Entergy New Orleans' fuel adjustment clause, without a corresponding change in base rates (a significant portion of Grand Gulf costs was previously recovered through base rates).  In June 2006, the City Council also approved the return of Grand Gulf output to serve Entergy New Orleans' retail load effective July 1, 2006, as discussed further below in the nine months ended discussion.

The volume/weather variance is due to a decrease in electricity usage in the service territory caused by customer losses following Hurricane Katrina. Billed retail electricity usage decreased a total of 206 GWh compared to the third quarter of 2005, a decline of 15%. Entergy New Orleans currently estimates that approximately 85,000 electric customers and 65,000 gas customers have returned and are taking service. Prior to Hurricane Katrina, Entergy New Orleans had approximately 190,000 electric customers and 145,000 gas customers.

The price applied to unbilled electric sales variance is primarily due to a decrease in the fuel cost component of the price applied to unbilled sales. The decrease in the fuel cost component is due to a decrease in the average cost of generation due to a change in the generation mix from natural gas to solid fuel resources. See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K and Note 1 to the domestic utility companies and System Energy financial statements in the Form 10-K for further discussion of the accounting for unbilled revenues.

The net wholesale revenue variance is due to a decrease in sales volume as a result of the discontinuance of sales of Grand Gulf output to third parties. In June 2006, the City Council approved the return of Grand Gulf output to serve Entergy New Orleans' retail load effective July 1, 2006.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Net revenue, which is Entergy New Orleans' measure of gross margin, consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges. Following is an analysis of the changes in net revenue comparing the nine months ended September 30, 2006 to the nine months ended September 30, 2005.
Amount
(In Millions)

2005 net revenue	$175.6
Volume/weather	(63.6)
Price applied to unbilled electric sales	(10.5)
Net gas revenue	(6.4)
Net wholesale revenue	38.3
Fuel revenue	23.9
Other	(7.7)
2006 net revenue	$149.6

The volume/weather variance is due to a decrease in electricity usage in the service territory caused by customer losses following Hurricane Katrina. Billed retail electricity usage decreased a total of 1,283 GWh compared to the nine months ended September 30, 2005, a decline of 32%. Entergy New Orleans currently estimates that approximately 85,000 electric customers and 65,000 gas customers have returned and are taking service. Prior to Hurricane Katrina, Entergy New Orleans had approximately 190,000 electric customers and 145,000 gas customers.

The price applied to unbilled electric sales variance is primarily due to a decrease in the fuel cost component of the price applied to unbilled sales. The decrease in the fuel cost component is due to a decrease in the average cost of generation due to a change in the generation mix from natural gas to solid fuel resources. See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the

 Form 10-K and Note 1 to the domestic utility companies and System Energy financial statements in the Form 10-K for further discussion of the accounting for unbilled revenues.

The net gas revenue variance is due to a decrease in gas usage in the service territory caused by customer losses following Hurricane Katrina, partially offset by a revised estimate of deferred fuel costs.

The net wholesale revenue variance is due to an increase in energy available for sales for resale due to the decrease in retail usage caused by customer losses following Hurricane Katrina. The increased revenue includes the sales into the wholesale market of Entergy New Orleans' share of the output of Grand Gulf, pursuant to City Council approval of measures proposed by Entergy New Orleans to address the reduction in Entergy New Orleans' retail customer demand caused by Hurricane Katrina and provide revenue support for the costs of Entergy New Orleans' share of Grand Gulf. In June 2006, the City Council approved the return of Grand Gulf output to serve Entergy New Orleans' retail load effective July 1, 2006.

The fuel revenue variance is due to the inclusion of Grand Gulf costs in fuel recoveries effective July 1, 2006. In June 2006, the City Council approved the recovery of all Grand Gulf costs through Entergy New Orleans' fuel adjustment clause, without a corresponding change in base rates (a significant portion of Grand Gulf costs was previously recovered through base rates).

Other Income Statement Variances

Third Quarter 2006 Compared to Third Quarter 2005

Taxes other than income taxes decreased primarily due to lower franchise taxes in 2006 due to lower revenues.

Interest and other charges decreased primarily due to the cessation of interest accruals on the first mortgage bonds as a result of the bankruptcy filing, partially offset by interest accrued on the DIP credit facility. On September 23, 2006, when the interest moratorium agreed to by the bondholders expired, Entergy New Orleans resumed interest accrual on the First Mortgage Bonds.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Other operation and maintenance expenses decreased primarily due to shifts in costs from normal operations and maintenance work to storm restoration work as a result of Hurricane Katrina.

Taxes other than income taxes decreased primarily due to lower franchise taxes in 2006 due to lower revenues.

Interest and other charges decreased primarily due to the cessation of interest accruals on the first mortgage bonds as a result of the bankruptcy filing, partially offset by interest accrued on the DIP credit facility. On September 23, 2006, when the interest moratorium agreed to by the bondholders expired, Entergy New Orleans resumed interest accrual on the First Mortgage Bonds.

Income Taxes

The effective income tax rates for the third quarters of 2006 and 2005 were 40.9% and 41.5%, respectively. The effective income tax rates for the nine months ended September 30, 2006 and 2005 were 39.1% and 40.7%, respectively. The differences in the effective income tax rates for the periods presented versus the federal statutory rate of 35.0% are primarily due to state income taxes and book and tax differences related to utility plant items, partially offset by book and tax differences related to the allowance for equity funds used during construction.

Preferred Dividends

No preferred dividends were declared during the first quarter of 2006. Due to its bankruptcy, Entergy New Orleans did not pay the preferred stock dividends due October 1, 2005; January 1, 2006; or April 1, 2006.

As discussed further in the Form 10-K, if dividends with respect to the 4.75% preferred stock were not paid for four quarters, the holders of these shares would have the right to elect a majority of the Entergy New Orleans board of directors.  Entergy New Orleans filed a motion in the bankruptcy court seeking authority to recommence paying dividends to the holders of the 4.75% preferred shares. After a hearing on the motion on May 3, 2006, the court granted Entergy New Orleans the authority to pay dividends to the holders of the 4.75% preferred shares, beginning with the dividend due on July 1, 2006, and thereafter, unless objections are filed by creditors forty-five days in advance of a dividend payment date. If any objections are filed, the matter would be heard by the bankruptcy court. Entergy New Orleans declared and paid the dividend due on July 1 and October 1, 2006, and intends to declare and pay the dividends on the 4.75% preferred shares each quarter pending resolution of its plan of reorganization.

Liquidity and Capital Resources

Debtor-in-Possession Credit Facility

See the Form 10-K for a discussion of the Entergy New Orleans debtor-in-possession (DIP) credit facility. Following is an update to that discussion.

As discussed in the Form 10-K, the bankruptcy court issued its order in December 2005 giving final approval for the $200 million DIP credit facility, and the indenture trustee for Entergy New Orleans' first mortgage bonds appealed the order. On March 29, 2006 the bankruptcy court approved a settlement among Entergy New Orleans, Entergy Corporation, and the indenture trustee, and the indenture trustee dismissed its appeal. As of September 30, 2006, Entergy New Orleans had approximately $32 million of outstanding borrowings under the DIP credit facility. Management currently expects the bankruptcy court-authorized funding level to be sufficient to fund Entergy New Orleans' expected level of operations.

As discussed in the Form 10-K, borrowings under the DIP credit facility would be due in full, and the agreement would terminate, at the earliest of several times or events, which included August 23, 2006. Entergy Corporation and Entergy New Orleans agreed to an amendment to the DIP credit agreement that extends the August 23, 2006 maturity date to August 23, 2007.

Cash Flow

Cash flows for the nine months ended September 30, 2006 and 2005 were as follows:
	2006	2005
	(In Thousands)

Cash and cash equivalents at beginning of period	$48,056	$7,954

Cash flow provided by (used in):
Operating activities	96,197	(33,652)
Investing activities	(57,952)	(31,641)
Financing activities	(73,344)	104,025
Net increase (decrease) in cash and cash equivalents	(35,099)	38,732

Cash and cash equivalents at end of period	$12,957	$46,686

Operating Activities

Entergy New Orleans provided $96.2 million of cash in operating activities for 2006 compared to using $33.7 million of cash for 2005 primarily due to:

  a tax refund of $59.1 million in 2006 compared to a tax refund of $18 million in 2005;
  the effect that Hurricane Katrina had on collections in 2005;
  the increased collection of deferred fuel costs; and
  pension fund contributions of $14 million made in 2005.

These increases were partially offset by increased payments to vendors.

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

Investing Activities

Net cash used in investing activities increased $26.3 million for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 primarily due to capital expenditure activity related to Hurricane Katrina.

Financing Activities

Entergy New Orleans used $73.3 million in financing activities for the nine months ended September 30, 2006 compared to providing $104 million for the nine months ended September 30, 2005 primarily due to:

  $60 million of borrowings under the DIP credit facility in 2005 which provided cash and a net repayment of $58.2 million in 2006;
  $15 million of borrowings under the 364-day credit facility in 2005 which provided cash and the repayment by setoff of the $15 million in 2006; and
  money pool activity in 2005.

The increases above were partially offset by a decrease in dividends paid of $5.3 million.

Capital Structure

Entergy New Orleans' capitalization is shown in the following table.

	September 30, 2006	December 31, 2005

Debt to capital	57.3%	66.4%

Debt consists of notes payable and long-term debt, including the currently maturing portion. Capital consists of debt and shareholders' equity.

Uses and Sources of Capital

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy New Orleans' uses and sources of capital. The following are updates to the Form 10-K.

Entergy New Orleans' receivables from or (payables to) the money pool were as follows:

September 30, 2006	December 31, 2005	September 30, 2005	December 31, 2004
(In Thousands)

($37,166)	($37,166)	($37,166)	$1,413

See Note 4 to the domestic utility companies and System Energy financial statements in the Form 10-K for a description of the money pool. Entergy New Orleans remains a participant in the money pool, but Entergy New Orleans has not made, and does not expect to make, any additional borrowings from the money pool while it is in bankruptcy proceedings. The money pool borrowings reflected on Entergy New Orleans' balance sheet as of September 30, 2006 are classified as a pre-petition obligation subject to compromise.

In addition, Entergy New Orleans had a 364-day credit facility in the amount of $15 million which expired in May 2006. As authorized by the bankruptcy judge, in July 2006, Entergy New Orleans set off $15 million of its cash held by the lender against the outstanding debt on the credit facility.

The Pension Protection Act of 2006

The Pension Protection Act of 2006 was signed by the President on August 17, 2006. The intent of the legislation is to require companies to fund 100% of their pension liability; and then for companies to fund, on a going-forward basis, an amount generally estimated to be the amount that the pension liability increases each year due to an additional year of service by the employees eligible for pension benefits. The legislation requires that funding shortfalls be eliminated by companies over a seven-year period, beginning in 2008.

The Pension Protection Act also extended the provisions of the Pension Funding Equity Act that would have expired in 2006 had the Pension Protection Act not been enacted, which increased the allowed discount rate used to calculate the pension funding liability. Entergy New Orleans is in the process of evaluating the effects of the new legislation, but expects that the implementation of the Pension Protection Act will not result in annual pension contributions going-forward that are materially higher than the levels that would have been required prior to passage of the Pension Protection Act.

Significant Factors and Known Trends

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends" in the Form 10-K for a discussion of state and local rate regulation, federal regulation and proceedings, the Energy Policy Act of 2005, market and credit risks, environmental risks, and litigation risks. Following are updates to the discussion in the Form 10-K.

State and Local Rate Regulation

In June 2006, Entergy New Orleans made its annual formula rate plan filings with the City Council.  The filings presented various alternatives to reflect the effect of Entergy New Orleans' lost customers and decreased revenue. Entergy New Orleans' recommended alternative adjusts for lost customers and assumes that the City Council's June 2006 decision to allow recovery of all Grand Gulf costs through the fuel adjustment clause stays in place during the rate-effective period (a significant portion of Grand Gulf costs was previously recovered through base rates).

At the same time as it made its formula rate plan filings, Entergy New Orleans also filed with the City Council a request to implement two storm-related riders. With the first rider, Entergy New Orleans sought to recover the electric and gas restoration costs that it had actually spent through March 31, 2006. Entergy New Orleans also proposed semiannual filings to update the rider for additional restoration spending and also to consider the receipt of CDBG funds or insurance proceeds that it may receive. With the second rider, Entergy New Orleans sought to establish a storm reserve to provide for the risk of another storm.

In October 2006, the City Council approved a settlement agreement that resolves Entergy New Orleans' rate and storm-related rider filings by providing for phased-in rate increases, while taking into account with respect to storm restoration costs the anticipated receipt of CDBG funding as recommended by the Louisiana Recovery Authority. The settlement provides for a 0% increase in electric base rates through December 2007, with a $3.9 million increase implemented in January 2008. Recovery of all Grand Gulf costs through the fuel adjustment clause will continue. Gas base rates will increase by $4.75 million in November 2006, an additional $1.5 million in March 2007, and an additional $4.75 million in November 2007. The settlement calls for Entergy New Orleans to file a base rate case by July 31, 2008. Any storm costs in excess of CDBG funding and insurance proceeds will be addressed in that base rate case. A storm cost recovery rider is authorized but initially set at $0 because of the anticipated receipt of CDBG funding. The settlement also authorizes a $75 million storm reserve for damage from future storms, which will be created over a ten-year period through a storm reserve rider beginning in March 2007. These storm reserve funds will be held in a restricted escrow account.

Federal Regulation

System Agreement Proceedings

See Entergy Corporation and Subsidiaries' "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends - Federal Regulation - System Agreement Litigation, APSC Complaint at the FERC, APSC System Agreement Investigation, and MPSC System Agreement Inquiry" for updates regarding proceedings involving the System Agreement.

Independent Coordinator of Transmission (ICT)

See Entergy Corporation and Subsidiaries' "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends - Federal Regulation - Independent Coordinator of Transmission" for an update regarding Entergy's ICT proposal.

Available Flowgate Capacity (AFC) Proceeding

See Entergy Corporation and Subsidiaries' "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends - Federal Regulation - Available Flowgate Capacity Proceeding" for updates regarding the AFC proceeding at the FERC.

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

In September 2006, FASB issued SFAS 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans", an amendment of FASB Statements Nos. 87, 88, 106 and 132(R)," to be effective December 31, 2006. SFAS 158 requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its balance sheet with the offset recorded to other comprehensive income. Entergy New Orleans has previously disclosed its funded status in Note 10 to the domestic utility companies and System Energy financial statements in the Form 10-K. SFAS 158 also requires that changes in that funded status be recorded in other comprehensive income in the period in which the changes occur. Entergy New Orleans is generally allowed to recover pension and other postretirement benefit costs each period based upon costs calculated under SFAS 87 and SFAS 106. Entergy New Orleans' analysis including the regulatory accounting requirements to support recording the majority of the effect of the adoption of this standard as a regulatory asset is not yet complete. Entergy New Orleans does not expect the implementation of this standard, however, to materially affect its financial position or results of operations.

ENTERGY NEW ORLEANS, INC.
(DEBTOR-IN-POSSESSION)
INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2006 and 2005
(Unaudited)

	Three Months Ended		Nine Months Ended
	2006	2005	2006	2005
	(In Thousands)		(In Thousands)

OPERATING REVENUES
Domestic electric	$146,105	$169,823	$363,181	$459,794
Natural gas	15,538	19,770	70,678	110,993
TOTAL	161,643	189,593	433,859	570,787

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	56,098	54,460	107,199	190,399
Purchased power	46,504	79,915	173,952	202,699
Other operation and maintenance	22,193	21,592	54,135	72,582
Taxes other than income taxes	9,164	11,497	25,853	32,869
Depreciation and amortization	8,775	8,634	24,747	25,779
Reorganization items	4,853	-	6,793	-
Other regulatory charges (credits) - net	1,040	(455)	3,120	2,054
TOTAL	148,627	175,643	395,799	526,382

OPERATING INCOME	13,016	13,950	38,060	44,405

OTHER INCOME
Allowance for equity funds used during construction	540	286	2,528	814
Interest and dividend income	768	631	2,357	1,157
Miscellaneous - net	(123)	(208)	(255)	(585)
TOTAL	1,185	709	4,630	1,386

INTEREST AND OTHER CHARGES
Interest on long-term debt	455	3,237	824	10,241
Other interest - net	1,603	678	4,741	1,546
Allowance for borrowed funds used during construction	(428)	(217)	(2,034)	(634)
TOTAL	1,630	3,698	3,531	11,153

INCOME BEFORE INCOME TAXES	12,571	10,961	39,159	34,638

Income taxes	5,141	4,544	15,312	14,111

NET INCOME	7,430	6,417	23,847	20,527

Preferred dividend requirements and other	93	-	185	482

EARNINGS APPLICABLE TO
COMMON STOCK	$7,337	$6,417	$23,662	$20,045

See Notes to Respective Financial Statements.

(Page left blank intentionally)

ENTERGY NEW ORLEANS, INC.
(DEBTOR-IN-POSSESSION)
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2006 and 2005
(Unaudited)

	2006	2005
	(In Thousands)
OPERATING ACTIVITIES
Net income	$23,847	$20,527
Adjustments to reconcile net income to net cash flow provided by (used in) operating activities:
Other regulatory charges - net	3,120	2,054
Depreciation and amortization	24,747	25,779
Deferred income taxes and investment tax credits	(3,154)	14,216
Changes in working capital:
Receivables	11,147	(46,993)
Fuel inventory	4,494	(2,816)
Accounts payable	(6,045)	102,935
Taxes accrued	73,000	16,426
Interest accrued	1,098	(2,197)
Deferred fuel costs	2,202	(38,698)
Other working capital accounts	(4,245)	(10,428)
Provision for estimated losses and reserves	98	(1,467)
Changes in pension liability	4,393	(10,694)
Changes in other regulatory assets	(45,320)	(113,109)
Other	6,815	10,813
Net cash flow provided by (used in) operating activities	96,197	(33,652)

INVESTING ACTIVITIES
Construction expenditures	(60,480)	(34,095)
Allowance for equity funds used during construction	2,528	814
Change in money pool receivable - net	-	1,640
Net cash flow used in investing activities	(57,952)	(31,641)

FINANCING ACTIVITIES
Borrowings on DIP credit facility	-	60,000
Repayment on DIP credit facility	(58,159)	-
Proceeds from the issuance of long-term debt	-	29,783
Retirement of long-term debt	-	(30,065)
Changes in money pool payable - net	-	35,331
Changes in short-term borrowing	(15,000)	15,000
Dividends paid:
Common stock	-	(5,300)
Preferred stock	(185)	(724)
Net cash flow provided by (used in) financing activities	(73,344)	104,025

Net increase (decrease) in cash and cash equivalents	(35,099)	38,732

Cash and cash equivalents at beginning of period	48,056	7,954

Cash and cash equivalents at end of period	$12,957	$46,686

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period for:
Interest - net of amount capitalized	$3,914	$13,404
Income taxes	($59,062)	($18,000)

See Notes to Respective Financial Statements.

ENTERGY NEW ORLEANS, INC.
(DEBTOR-IN-POSSESSION)
BALANCE SHEETS
ASSETS
September 30, 2006 and December 31, 2005
(Unaudited)

	2006	2005
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents	$12,957	$48,056
Accounts receivable:
Customer	61,631	82,052
Allowance for doubtful accounts	(10,781)	(25,422)
Associated companies	5,065	17,895
Other	6,933	6,530
Accrued unbilled revenues	30,758	23,698
Total accounts receivable	93,606	104,753
Deferred fuel costs	28,391	30,593
Fuel inventory - at average cost	3,554	8,048
Materials and supplies - at average cost	6,905	8,961
Prepayments and other	6,880	61,581
TOTAL	152,293	261,992

OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity	3,259	3,259
Non-utility property at cost (less accumulated depreciation)	1,107	1,107
TOTAL	4,366	4,366

UTILITY PLANT
Electric	745,271	691,045
Natural gas	193,642	189,207
Construction work in progress	53,759	202,353
TOTAL UTILITY PLANT	992,672	1,082,605
Less - accumulated depreciation and amortization	437,717	428,053
UTILITY PLANT - NET	554,955	654,552

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets	175,389	166,133
Long term receivables	1,022	1,812
Other	21,883	31,266
TOTAL	198,294	199,211

TOTAL ASSETS	$909,908	$1,120,121

See Notes to Respective Financial Statements.

124

ENTERGY NEW ORLEANS, INC.
(DEBTOR-IN-POSSESSION)
BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY
September 30, 2006 and December 31, 2005
(Unaudited)

	2006	2005
	(In Thousands)

CURRENT LIABILITIES
DIP credit facility	$31,841	$90,000
Notes payable	-	15,000
Accounts payable:
Associated companies	42,254	55,923
Other	44,809	228,496
Customer deposits	13,137	16,930
Taxes accrued	2,781	-
Accumulated deferred income taxes	5,915	1,898
Interest accrued	2,022	1,195
Other	4,304	2,018
TOTAL CURRENT LIABILITIES NOT SUBJECT TO COMPROMISE	147,063	411,460

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	123,750	125,653
Accumulated deferred investment tax credits	3,253	3,570
SFAS 109 regulatory liability - net	60,009	52,229
Other regulatory liabilities	-	591
Retirement cost liability	2,547	2,421
Accumulated provisions	2,185	2,119
Pension liability	40,087	35,694
Other	5,378	5,730
TOTAL NON-CURRENT LIABILITIES NOT SUBJECT TO COMPROMISE	237,209	228,007

LIABILITIES SUBJECT TO COMPROMISE	332,264	310,944

TOTAL LIABILITIES	716,536	950,411

Commitments and Contingencies

SHAREHOLDERS' EQUITY
Preferred stock without sinking fund	19,780	19,780
Common stock, $4 par value, authorized 10,000,000
shares; issued and outstanding 8,435,900 shares in 2006
and 2005	33,744	33,744
Paid-in capital	36,294	36,294
Retained earnings	103,554	79,892
TOTAL	193,372	169,710

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$909,908	$1,120,121

See Notes to Respective Financial Statements.

ENTERGY NEW ORLEANS, INC.
(DEBTOR-IN-POSSESSION)
SELECTED OPERATING RESULTS
For the Three and Nine Months Ended September 30, 2006 and 2005
(Unaudited)

	Three Months Ended		Increase/
Description	2006	2005	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$41	$56	$ (15)	(27)
Commercial	51	43	8	19
Industrial	14	12	2	17
Governmental	16	18	(2)	(11)
Total retail	122	129	(7)	(5)
Sales for resale
Associated companies	19	26	(7)	(27)
Non-associated companies	0	3	(3)	(100)
Other	5	12	(7)	(58)
Total	$146	$170	$ (24)	(14)

Billed Electric Energy
Sales (GWh):
Residential	349	538	(189)	(35)
Commercial	501	475	26	5
Industrial	162	156	6	4
Governmental	166	215	(49)	(23)
Total retail	1,178	1,384	(206)	(15)
Sales for resale
Associated companies	205	468	(263)	(56)
Non-associated companies	2	43	(41)	(95)
Total	1,385	1,895	(510)	(27)

	Nine Months Ended		Increase/
Description	2006	2005	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$80	$123	($43)	(35)
Commercial	123	117	6	5
Industrial	33	28	5	18
Governmental	40	47	(7)	(15)
Total retail	276	315	(39)	(12)
Sales for resale
Associated companies	30	107	(77)	(72)
Non-associated companies	45	4	41	1,025
Other	12	34	(22)	(65)
Total	$363	$460	($97)	(21)

Billed Electric Energy
Sales (GWh):
Residential	693	1,384	(691)	(50)
Commercial	1,263	1,546	(283)	(18)
Industrial	405	463	(58)	(13)
Governmental	433	684	(251)	(37)
Total retail	2,794	4,077	(1,283)	(31)
Sales for resale
Associated companies	331	1,474	(1,143)	(78)
Non-associated companies	778	54	724	1,341
Total	3,903	5,605	(1,702)	(30)

SYSTEM ENERGY RESOURCES, INC.

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

System Energy's principal asset consists of a 90% ownership and leasehold interest in Grand Gulf. The capacity and energy from its 90% interest is sold under the Unit Power Sales Agreement to its only four customers, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans. System Energy's operating revenues are derived from the allocation of the capacity, energy, and related costs associated with its 90% interest in Grand Gulf pursuant to the Unit Power Sales Agreement. Payments under the Unit Power Sales Agreement are System Energy's only source of operating revenues. Net income remained relatively unchanged for the third quarter of 2006 compared to the third quarter of 2005. Net income increased by $8.0 million for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 primarily due to an increase in rate base in 2006 resulting in higher operating income combined with higher interest income earned on money pool investments.

Liquidity and Capital Resources

Cash Flow

Cash flows for the nine months ended September 30, 2006 and 2005 were as follows:
	2006	2005
	(In Thousands)

Cash and cash equivalents at beginning of period	$75,704	$216,355

Cash flow provided by (used in):
Operating activities	14,387	188,312
Investing activities	91,895	(215,743)
Financing activities	(129,889)	(108,790)
Net decrease in cash and cash equivalents	(23,607)	(136,221)

Cash and cash equivalents at end of period	$52,097	$80,134

Operating Activities

The decrease of $173.9 million in net cash provided by operating activities for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 was primarily due to an increase of $183.6 million in income tax payments.

Investing Activities

Investing activities provided $91.9 million in cash flow for the nine months ended September 30, 2006 compared to using $215.7 million in cash flow for the nine months ended September 30, 2005 primarily due to money pool activity. Partially offsetting the increase in cash provided was an increase in construction expenditures primarily resulting from capital spending on dry fuel storage.

Financing Activities

The increase of $21.1 million in net cash used in financing activities for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 was primarily due to an increase of $26.9 million in common stock dividends paid, partially offset by a decrease of $5.8 million in the January 2006 principal payment made on the Grand Gulf sale-leaseback compared to the January 2005 principal payment.

Capital Structure

System Energy's capitalization is balanced between equity and debt, as shown in the following table.

	September 30, 2006	December 31, 2005

Net debt to net capital	48.9%	49.0%
Effect of subtracting cash from debt	1.5%	2.1%
Debt to capital	50.4%	51.1%

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

System Energy's receivables from the money pool were as follows:

September 30, 2006	December 31, 2005	September 30, 2005	December 31, 2004
(In Thousands)

$147,349	$277,287	$244,323	$61,592

See Note 4 to the domestic utility companies and System Energy financial statements in the Form 10-K for a description of the money pool.

The Pension Protection Act of 2006

The Pension Protection Act of 2006 was signed by the President on August 17, 2006. The intent of the legislation is to require companies to fund 100% of their pension liability; and then for companies to fund, on a going-forward basis, an amount generally estimated to be the amount that the pension liability increases each year due to an additional year of service by the employees eligible for pension benefits. The legislation requires that funding shortfalls be eliminated by companies over a seven-year period, beginning in 2008.

The Pension Protection Act also extended the provisions of the Pension Funding Equity Act that would have expired in 2006 had the Pension Protection Act not been enacted, which increased the allowed discount rate used to calculate the pension funding liability. System Energy is in the process of evaluating the effects of the new legislation, but expects that the implementation of the Pension Protection Act will not result in annual pension contributions going-forward that are materially higher than the levels required in 2005 and 2006.

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

In September 2006, FASB issued SFAS 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans", an amendment of FASB Statements Nos. 87, 88, 106 and 132(R)," to be effective December 31, 2006. SFAS 158 requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its balance sheet with the offset recorded to other comprehensive income. System Energy has previously disclosed its funded status in Note 10 to the domestic utility companies and System Energy financial statements in the Form 10-K. SFAS 158 also requires that changes in that funded status be recorded in other comprehensive income in the period in which the changes occur. System Energy is generally allowed to recover pension and other postretirement benefit costs each period based upon costs calculated under SFAS 87 and SFAS 106. System Energy's analysis including the regulatory accounting requirements to support recording the majority of the effect of the adoption of this standard as a regulatory asset is not yet complete. System Energy does not expect the implementation of this standard, however, to materially affect its financial position or results of operations.

SYSTEM ENERGY RESOURCES, INC.
INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2006 and 2005
(Unaudited)

	Three Months Ended		Nine Months Ended
	2006	2005	2006	2005
	(In Thousands)		(In Thousands)

OPERATING REVENUES
Domestic electric	$146,577	$140,583	$407,407	$391,737

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	11,400	8,753	32,781	28,611
Nuclear refueling outage expenses	4,548	3,059	12,083	9,078
Other operation and maintenance	29,535	28,235	79,350	78,717
Decommissioning	6,032	6,354	17,776	18,722
Taxes other than income taxes	5,938	6,685	17,944	19,056
Depreciation and amortization	33,561	33,563	83,049	84,265
Other regulatory credits - net	(3,073)	(3,100)	(8,819)	(11,611)
TOTAL	87,941	83,549	234,164	226,838

OPERATING INCOME	58,636	57,034	173,243	164,899

OTHER INCOME
Allowance for equity funds used during construction	462	419	1,920	1,046
Interest and dividend income	3,533	5,402	13,433	11,919
Miscellaneous - net	(98)	(78)	(296)	(299)
TOTAL	3,897	5,743	15,057	12,666

INTEREST AND OTHER CHARGES
Interest on long-term debt	17,144	16,951	41,673	42,619
Other interest - net	22	7	76	15
Allowance for borrowed funds used during construction	(146)	(132)	(605)	(331)
TOTAL	17,020	16,826	41,144	42,303

INCOME BEFORE INCOME TAXES	45,513	45,951	147,156	135,262

Income taxes	18,816	19,031	60,103	56,185

NET INCOME	$26,697	$26,920	$87,053	$79,077

See Notes to Respective Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2006 and 2005
(Unaudited)

	2006	2005
	(In Thousands)

OPERATING ACTIVITIES
Net income	$87,053	$79,077
Adjustments to reconcile net income to net cash flow provided by operating activities:
Other regulatory credits - net	(8,819)	(11,611)
Depreciation, amortization, and decommissioning	100,825	102,987
Deferred income taxes and investment tax credits	88,518	(15,023)
Changes in working capital:
Receivables	(378)	(2,264)
Accounts payable	4,232	890
Taxes accrued	(250,687)	36,484
Interest accrued	(15,414)	(13,762)
Other working capital accounts	3,027	(4,190)
Provision for estimated losses and reserves	10	22
Changes in other regulatory assets	(1,607)	(810)
Other	7,627	16,512
Net cash flow provided by operating activities	14,387	188,312

INVESTING ACTIVITIES
Construction expenditures	(20,994)	(16,712)
Allowance for equity funds used during construction	1,920	1,046
Nuclear fuel purchases	(370)	(48,262)
Proceeds from sale/leaseback of nuclear fuel	370	48,262
Proceeds from nuclear decommissioning trust fund sales	59,342	71,233
Investment in nuclear decommissioning trust funds	(78,311)	(88,579)
Changes in money pool receivable - net	129,938	(182,731)
Net cash flow provided by (used in) investing activities	91,895	(215,743)

FINANCING ACTIVITIES
Retirement of long-term debt	(22,989)	(28,790)
Dividends paid:
Common stock	(106,900)	(80,000)
Net cash flow used in financing activities	(129,889)	(108,790)

Net decrease in cash and cash equivalents	(23,607)	(136,221)

Cash and cash equivalents at beginning of period	75,704	216,355

Cash and cash equivalents at end of period	$52,097	$80,134

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$52,804	$52,042
Income taxes	$216,134	$32,522

See Notes to Respective Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
ASSETS
September 30, 2006 and December 31, 2005
(Unaudited)

	2006	2005
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$384	$204
Temporary cash investments - at cost,
which approximates market	51,713	75,500
Total cash and cash equivalents	52,097	75,704
Accounts receivable:
Associated companies	198,551	327,454
Other	2,628	3,285
Total accounts receivable	201,179	330,739
Materials and supplies - at average cost	59,317	55,183
Deferred nuclear refueling outage costs	9,618	17,853
Prepayments and other	2,773	1,878
TOTAL	324,984	481,357

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	264,284	236,003

UTILITY PLANT
Electric	3,251,075	3,212,596
Property under capital lease	467,005	467,005
Construction work in progress	27,733	47,178
Nuclear fuel under capital lease	63,624	87,500
TOTAL UTILITY PLANT	3,809,437	3,814,279
Less - accumulated depreciation and amortization	1,971,099	1,889,886
UTILITY PLANT - NET	1,838,338	1,924,393

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
SFAS 109 regulatory asset - net	92,534	92,883
Other regulatory assets	293,281	292,968
Other	16,394	18,435
TOTAL	402,209	404,286

TOTAL ASSETS	$2,829,815	$3,046,039

See Notes to Respective Financial Statements.

132

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
LIABILITIES AND SHAREHOLDER'S EQUITY
September 30, 2006 and December 31, 2005
(Unaudited)

	2006	2005
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$23,335	$22,989
Accounts payable:
Associated companies	2,858	-
Other	24,144	22,770
Taxes accrued	10,018	228,168
Accumulated deferred income taxes	3,508	6,678
Interest accrued	29,695	45,109
Obligations under capital leases	30,236	27,716
Other	1,632	1,811
TOTAL	125,426	355,241

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	323,454	267,913
Accumulated deferred investment tax credits	69,529	72,136
Obligations under capital leases	33,389	63,307
Other regulatory liabilities	247,302	224,997
Decommissioning	336,703	318,927
Accumulated provisions	2,409	2,399
Long-term debt	799,893	819,642
Other	17,929	27,849
TOTAL	1,830,608	1,797,170

Commitments and Contingencies

SHAREHOLDER'S EQUITY
Common stock, no par value, authorized 1,000,000 shares;
issued and outstanding 789,350 shares in 2006 and 2005	789,350	789,350
Retained earnings	84,431	104,278
TOTAL	873,781	893,628

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$2,829,815	$3,046,039

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

NOTE 2. RATE AND REGULATORY MATTERS

Storm Costs Recovery Filings with Retail Regulators

On July 31, 2006, Entergy Louisiana and Entergy Gulf States filed a supplemental and amending storm cost recovery application with the LPSC, in which Entergy Louisiana and Entergy Gulf States requested that the LPSC (1) review Entergy Louisiana's and Entergy Gulf States' testimony and exhibits relating to the costs associated with Hurricanes Katrina and Rita, and declare that those verified, actual storm-related costs through May 31, 2006 are $466.8 million for Entergy Louisiana and $200.3 million for Entergy Gulf States in the Louisiana jurisdiction and that those costs were prudently incurred; (2) declare that the annual revenue requirements associated with the recovery of those costs, including carrying costs, based on a ten-year levelized rate are $54.4 million for Entergy Louisiana and $26.2 million for Entergy Gulf States; (3) authorize Entergy Louisiana and Entergy Gulf States to recover the costs through Storm Cost Recovery Riders (SCRRs) proposed by Entergy Louisiana and Entergy Gulf States; (4) declare that the storm costs incurred subsequent to May 31, 2006 are to be filed by Entergy Louisiana and Entergy Gulf States with the LPSC on an annual basis in connection with their annual formula rate plan (FRP) filings, and that the SCRRs be adjusted annually to reflect such costs and any insurance proceeds or CDBG funds actually received, with the adjusted amounts to be collected through the SCRRs to take effect contemporaneous with the effective date of rate changes under the FRP; (5) declare that the storm-related costs incurred by Entergy Louisiana and Entergy Gulf States meet the conditions set forth in the FRP for exclusion from the sharing provisions in those FRPs and authorize the permanent recovery of storm costs outside of the FRPs adopted by the LPSC for Entergy Louisiana and Entergy Gulf States; and (6) authorize the funding of a storm reserve through securitization sufficient to fund a storm cost reserve of $132 million for Entergy Louisiana and $81 million for Entergy Gulf States. Hearings are scheduled for March 2007. Entergy Gulf States and Entergy Louisiana also intend to pursue securitization options for the storm cost recovery as well, which is authorized by a law signed by the Governor of Louisiana in May 2006.

In July 2006, Entergy Gulf States filed an application with the PUCT with respect to the $393.2 million of Hurricane Rita reconstruction costs incurred in its Texas retail jurisdiction through March 31, 2006. The filing asks the PUCT to determine that $393.2 million is the amount of reasonable and necessary hurricane reconstruction costs eligible for securitization and recovery, approve the recovery of carrying costs, and approve the manner in which Entergy Gulf States allocates those costs among its Texas retail customer classes.  If approved, Entergy Gulf States' application will ultimately affect all its retail customers in Texas. Entergy Gulf States' filing does not request recovery of costs through a specific rider on customer bills or through any other means at this time. This is the first of two filings authorized by a law passed earlier this year in a special session of the Texas Legislature. A hearing before the PUCT on the filing was scheduled for November 1-3, 2006, but at the commencement of the hearing all of the parties in attendance announced that they had reached a unanimous agreement in principle to settle the issues in the proceeding. The parties are developing the documentation to formalize the settlement. The parties intend to submit the settlement documents to the PUCT prior to Thanksgiving 2006 so that the PUCT can approve them by early December 2006. A second filing will request securitization and recovery of the costs eligible for securitization through retail rates and tariffs. Entergy Gulf States expects to make the second filing following the conclusion of the reconstruction cost case.

In March 2006, the Governor of Mississippi signed a law that established a mechanism by which the MPSC could authorize and certify an electric utility financing order and the state could issue general obligation bonds to finance the costs of repairing damage caused by Hurricane Katrina to the systems of investor-owned electric utilities.  Because of the passage of this law and the possibility of Entergy Mississippi obtaining CDBG funds for Hurricane Katrina storm restoration costs, in March 2006, the MPSC issued an order approving a Joint Stipulation between Entergy Mississippi and the Mississippi Public Utilities Staff that provided for a review of Entergy Mississippi's total storm restoration costs in an Application for an Accounting Order proceeding.  The Stipulation stated that the procedural schedule of Entergy Mississippi's December 2005 filing seeking recovery of hurricane costs through an existing Entergy Mississippi storm damage rider should be suspended until the MPSC issues a final order in the Application for an Accounting Order proceeding.

In June 2006, the MPSC issued an order certifying Entergy Mississippi's Hurricane Katrina restoration costs incurred through March 31, 2006 of $89 million, net of estimated insurance proceeds. Two days later, Entergy Mississippi filed a request with the Mississippi Development Authority for $89 million of CDBG funding for reimbursement of its Hurricane Katrina infrastructure restoration costs. Entergy Mississippi also filed a Petition for Financing Order with the MPSC for authorization of state general obligation bond financing of $169 million for Hurricane Katrina restoration costs and future storm costs. The $169 million amount included the $89 million of Hurricane Katrina restoration costs plus $80 million to build Entergy Mississippi's storm damage reserve for the future. Entergy Mississippi's filing stated that the amount actually financed through the state bonds would be net of any CDBG funds that Entergy Mississippi received.

In October 2006, the Mississippi Development Authority approved for payment and Entergy Mississippi received $81 million in CDBG funding for Hurricane Katrina costs. The MPSC then issued a financing order authorizing the issuance of $48 million of state general obligation bonds, with $8 million for the remainder of Entergy Mississippi's certified Hurricane Katrina restoration costs and $40 million for the increase in Entergy Mississippi's storm damage reserve. $30 million of the storm reserve will be set aside in a restricted account. Entergy Mississippi expects to forward the financing order to the state bond commission, as per the March 2006 law, and expects to receive the proceeds from the state general obligation bond issuance in the first quarter of 2007.

Deferred Fuel Costs

See Note 2 to the domestic utility companies and System Energy financial statements in the Form 10-K for information regarding fuel proceedings involving the domestic utility companies. The following are updates to the Form 10-K.

Entergy Arkansas

In March 2006, Entergy Arkansas filed with the APSC its annual redetermination of the energy cost rate for application to the period April 2006 through March 2007. The filed energy cost rate of $0.02827 per kWh was proposed to replace the interim rate of $0.01900 per kWh that had been in place since October 2005. The interim energy cost rate is discussed in Note 2 to the financial statements in the Form 10-K, along with the investigation that the APSC commenced concerning Entergy Arkansas' interim energy cost rate. The increase in the energy cost rate is due to increases in the cost of purchased power primarily due to the natural gas cost increase and the effect that Hurricanes Katrina and Rita had on market conditions, increased demand for purchased power during the ANO 1 refueling and steam generator replacement outage in the fall of 2005, and coal plant generation curtailments during off-peak periods due to railroad delivery problems.

On March 31, 2006, the APSC suspended implementation of the $0.02827 per kWh energy cost rate, and ordered that the $0.01900 per kWh interim rate remain in effect pending the APSC proceedings on the energy cost recovery filings. The APSC also extended its investigation into Entergy Arkansas' interim energy cost rate to cover the costs included in Entergy Arkansas' March 2006 filing. The extended investigation did not identify new issues in addition to the four issues listed in the Form 10-K and covers the same time period. On April 7, 2006, the APSC issued a show cause order in the investigation proceeding that ordered Entergy Arkansas to file a cost of service study by June 8, 2006. The order also directed Entergy Arkansas to file testimony to support the cost of service study, to support the $0.02827 per kWh cost rate, and to address the general topic of elimination of the energy cost recovery rider.

9;

In June 2006, Entergy Arkansas filed a motion with the APSC seeking again to implement the redetermined energy cost rate of $0.02827 per kWh. After a hearing, the APSC approved Entergy Arkansas' request and the redetermined rate was implemented in July 2006, subject to refund pending the outcome of the APSC energy cost recovery investigation. Because of the delay in implementing the redetermined energy cost rate, Entergy Arkansas estimated in its motion that $46 million of energy costs would remain under-recovered at December 31, 2006.

On June 7, 2006, Entergy Arkansas filed a cost of service study and testimony supporting the redetermined energy cost rate and testimony addressing the prospective elimination of the energy cost recovery rider as ordered by the APSC. A hearing was held in the APSC energy cost recovery investigation on October 12, 2006 and post-hearing briefs were filed by Entergy Arkansas, the APSC General Staff, the Arkansas Attorney General, and the Arkansas Electric Energy Consumers. No party recommended termination of the energy cost recovery rider in the fuel cost investigation proceeding. The timing of a decision in this proceeding is uncertain.

Entergy Gulf States

In March 2006, Entergy Gulf States filed with the PUCT an application to implement an interim fuel surcharge in connection with the under-recovery of $97 million including interest on eligible fuel costs for the period August 2005 through January 2006. This surcharge is in addition to an interim surcharge that went into effect in January 2006. Entergy Gulf States entered into a unanimous settlement that reduced the requested surcharge for actual over-collections from the months of February and March 2006, resulting in a surcharge of $78.8 million to be implemented over a twelve-month period beginning in June 2006. The PUCT approved the surcharge in June 2006. Entergy Gulf States has since entered into a joint agreement with several parties, which was approved by the PUCT, to remove the first interim fuel surcharge (the January 2006 surcharge) effective with the first billing cycle in November 2006. That surcharge was to be in effect until the end of 2006. Additionally, Entergy Gulf States requested that the PUCT remove the second interim surcharge (the June 2006 surcharge) as of November 2006 as well, which the PUCT has approved. Both of these requests are the result of over-recoveries in recent months. Amounts collected through the interim fuel surcharges are subject to final reconciliation in a future fuel reconciliation proceeding.

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

Filings with the APSC (Entergy Arkansas)

In August 2006, Entergy Arkansas filed with the APSC a request for a change in base rates. Entergy Arkansas requested a general base rate increase of $150 million (using an ROE of 11.25%), as well as recovery of FERC-allocated costs pursuant to the FERC decision on the System Agreement. Entergy Arkansas also requested a capacity management rider to recover incremental capacity costs. A procedural schedule has been established with hearings expected to begin in April 2007.

See Entergy Corporation and Subsidiaries' "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends - Federal Regulation - System Agreement Litigation" in the Form 10-K and herein for a discussion of Entergy's compliance filing in that proceeding. If the FERC approves the compliance tariff as filed, then payments under that tariff will be classified as energy costs, which would then be included in setting the retail energy cost rate as part of the normal working of the energy cost recovery rider.  As noted above, the APSC has given notice that it is considering the prospective elimination of the energy cost recovery rider.  Therefore, Entergy Arkansas proposed in the August 2006 base rate case an alternative to the energy cost recovery rider for recovery of the costs allocated to it as a result of the System Agreement litigation should the energy cost recovery rider be lawfully terminated by the APSC.  A separate exact recovery rider, similar to the energy cost recovery rider, would ensure that Entergy Arkansas customers pay only the amount allocated by the FERC.

Filings with the PUCT and Texas Cities (Entergy Gulf States)

As discussed in the Form 10-K, in August 2005, Entergy Gulf States filed with the PUCT an application for recovery of its transition to competition costs. Entergy Gulf States requested recovery of $189 million in transition to competition costs through implementation of a 15-year rider to be effective no later than March 1, 2006. The $189 million represents transition to competition costs Entergy Gulf States incurred from June 1, 1999 through June 17, 2005 in preparing for competition in its Texas service area, including attendant AFUDC, and all carrying costs projected to be incurred on the transition to competition costs through February 28, 2006. The $189 million is before any gross-up for taxes or carrying costs over the 15-year recovery period. Entergy Gulf States reached a unanimous settlement agreement on all issues with the active parties in the transition to competition cost recovery case. The agreement allows Entergy Gulf States to recover $14.5 million per year in transition to competition costs over a 15-year period. Entergy Gulf States implemented interim rates based on this revenue level on March 1, 2006. The PUCT approved the settlement agreement in June 2006.

Filings with the LPSC

Retail Rates - Electric

(Entergy Gulf States)

In March 2006, the LPSC approved an uncontested stipulated settlement in Entergy Gulf States' formula rate plan filing for the 2004 test year. The settlement includes a revenue requirement increase of $36.8 million and calls for Entergy Gulf States to apply a refund liability of $744 thousand to capacity deferrals. The refund liability pertained to the periods 2004-2005 as well as the interim period in which a $37.2 million revenue increase was in place.

In May 2006, Entergy Gulf States made its formula rate plan filing with the LPSC for the 2005 test year. Entergy Gulf States modified the filing in August 2006 to reflect an 11.1% return on equity which is within the allowed bandwidth. The modified filing includes a formula rate plan increase of $17.2 million which provides for interim recovery of storm costs from Hurricanes Katrina and Rita and recovery of LPSC-approved incremental deferred and ongoing capacity costs. The increase was implemented, subject to refund, with the first billing cycle of September 2006.

(Entergy Louisiana)

In May 2006, Entergy Louisiana made its formula rate plan filing with the LPSC for the 2005 test year. Entergy Louisiana modified the filing in August 2006 to reflect a 9.45% return on equity which is within the allowed bandwidth. The modified filing includes an increase of $24 million for interim recovery of storm costs from Hurricanes Katrina and Rita and a $120 million rate increase to recover LPSC-approved incremental deferred and ongoing capacity costs. The filing requested recovery of approximately $50 million for the amortization of capacity deferrals over a three-year period, including carrying charges, and approximately $70 million for ongoing capacity costs. The increase was implemented, subject to refund, with the first billing cycle of September 2006. Comments were provided by the LPSC Staff, which Entergy Louisiana is currently reviewing. Entergy Louisiana subsequently updated its formula rate plan rider to reflect adjustments proposed by the LPSC Staff with which it agrees. The adjusted return on equity of 9.56% remains within the allowed bandwidth. Ongoing and deferred incremental capacity costs were reduced to $119 million. The updated formula rate plan rider was implemented, subject to refund, with the first billing cycle of October 2006.

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

Filings with the MPSC (Entergy Mississippi)

Formula Rate Plan Filings

In March 2006, Entergy Mississippi made its annual scheduled formula rate plan filing with the MPSC.  The filing was amended by an April 2006 filing.  The amended filing showed that an increase of $3.1 million in electric revenues is warranted.  The MPSC approved a settlement providing for a $1.8 million rate increase, which was implemented in August 2006.

Filings with the City Council (Entergy New Orleans)

In June 2006, Entergy New Orleans made its annual formula rate plan filings with the City Council.  The filings presented various alternatives to reflect the effect of Entergy New Orleans' lost customers and decreased revenue. Entergy New Orleans' recommended alternative adjusts for lost customers and assumes that the City Council's June 2006 decision to allow recovery of all Grand Gulf costs through the fuel adjustment clause stays in place during the rate-effective period (a significant portion of Grand Gulf costs was previously recovered through base rates).

At the same time as it made its formula rate plan filings, Entergy New Orleans also filed with the City Council a request to implement two storm-related riders. With the first rider, Entergy New Orleans sought to recover the electric and gas restoration costs that it had actually spent through March 31, 2006. Entergy New Orleans also proposed semiannual filings to update the rider for additional restoration spending and also to consider the receipt of CDBG funds or insurance proceeds that it may receive. With the second rider, Entergy New Orleans sought to establish a storm reserve to provide for the risk of another storm.

In October 2006 the City Council approved a settlement agreement that resolves Entergy New Orleans' rate and storm-related rider filings by providing for phased-in rate increases, while taking into account with respect to storm restoration costs the anticipated receipt of CDBG funding as recommended by the Louisiana Recovery Authority. The settlement provides for a 0% increase in electric base rates through December 2007, with a $3.9 million increase implemented in January 2008. Recovery of all Grand Gulf costs through the fuel adjustment clause will continue. Gas base rates will increase by $4.75 million in November 2006, an additional $1.5 million in March 2007, and an additional $4.75 million in November 2007. The settlement calls for Entergy New Orleans to file a base rate case by July 31, 2008. Any storm costs in excess of CDBG funding and insurance proceeds will be addressed in that base rate case. A storm cost recovery rider is authorized but initially set at $0 because of the anticipated receipt of CDBG funding. The settlement also authorizes a $75 million storm reserve for damage from future storms, which will be created over a ten-year period through a storm reserve rider beginning in March 2007. These storm reserve funds will be held in a restricted escrow account.

Customer-Initiated Proceeding at the FERC (Entergy Arkansas)

As discussed in Part I, Item 1 of the Form 10-K, in September 2004, East Texas Electric Cooperative (ETEC) filed a complaint at the FERC against Entergy Arkansas relating to a contract dispute over the pricing of substitute energy at the co-owned Independence coal unit.  In October 2004, Arkansas Electric Cooperative (AECC) filed a similar complaint at the FERC against Entergy Arkansas, addressing the same issue with respect to Independence and another co-owned coal unit, White Bluff. FERC consolidated these cases, ordered a hearing in the consolidated proceeding, and established refund effective dates.  The main issue in the consolidated case relates to the consequences under the governing contracts when the dispatch of the coal units is constrained due to system operating conditions.  In August 2005, Entergy Arkansas and ETEC filed a settlement at the FERC that resolved all issues in dispute between ETEC and Entergy Arkansas. As part of the settlement, ETEC dismissed its complaint. A hearing was held on the AECC complaint and an ALJ Initial Decision was issued in January 2006 in which the ALJ found AECC's claims to be without merit. On October 25, 2006, the FERC issued an order on the ALJ's Initial Decision. In the order, the FERC reversed the ALJ's findings. Specifically, the FERC found that the governing contracts do not recognize the effects of dispatch constraints on the co-owned units. The FERC explained that for over twenty-three years the course of conduct of the parties was such that AECC received its full entitlement to the two coal units, regardless of any reduced output caused by system operating constraints. Based on the order, Entergy Arkansas is required to refund to AECC all excess amounts billed to AECC as a result of the system operating constraints. Entergy Arkansas estimates currently that this will result in a refund to AECC of approximately $26 million, although Entergy Arkansas is still refining the estimate. Requests for rehearing of the FERC's decision are due on November 24, 2006.

NOTE 3. LINES OF CREDIT, RELATED SHORT-TERM BORROWINGS, AND LONG-TERM DEBT

The short-term borrowings of the domestic utility companies (other than Entergy New Orleans) and System Energy are limited to amounts authorized by the FERC. The current FERC-authorized limits are effective through March 31, 2008. In addition to borrowing from commercial banks, these companies are authorized under a FERC order to borrow from the Entergy System money pool. The money pool is an inter-company borrowing arrangement designed to reduce Entergy's subsidiaries' dependence on external short-term borrowings. Borrowings from the money pool and external borrowings combined may not exceed the FERC authorized limits. There were no external short-term borrowings outstanding for the domestic utility companies and System Energy as of September 30, 2006. The following are the FERC-authorized limits for short-term borrowings effective February 2006 and the outstanding short-term borrowings from the money pool for the domestic utility companies (other than Entergy New Orleans) and System Energy as of September 30, 2006:

	Authorized	Borrowings
	(In Millions)

Entergy Arkansas	$250	-
Entergy Gulf States	$350	-
Entergy Louisiana	$250	$105.0
Entergy Mississippi	$175	-
System Energy	$200	-

Under a savings provision in PUHCA 2005, which repealed PUHCA 1935, Entergy New Orleans may continue to be a participant in the money pool to the extent authorized by its SEC PUHCA 1935 order. However, Entergy New Orleans has not, and does not expect to make, any additional money pool borrowings while it is in bankruptcy proceedings. Entergy New Orleans had $37.2 million in borrowings outstanding from the money pool as of its bankruptcy filing date, September 23, 2005. The money pool borrowings reflected on Entergy New Orleans' Balance Sheet as of September 30, 2006 are classified as a pre-petition obligation subject to compromise.

Entergy Arkansas, Entergy Gulf States, and Entergy Mississippi, each has credit facilities available as of September 30, 2006 as follows:
Company	Expiration Date	Amount of Facility	Amount Drawn as of September 30, 2006

Entergy Arkansas	April 2007	$85 million	-
Entergy Gulf States	February 2011	$50 million (a)	-
Entergy Mississippi	May 2007	$30 million (b)	-
Entergy Mississippi	May 2007	$20 million (b)	-

(a)	The credit facility allows Entergy Gulf States to issue letters of credit against the borrowing capacity of the facility. As of September 30, 2006, $1.4 million in letters of credit had been issued.
(b)	Borrowings under the Entergy Mississippi facilities may be secured by a security interest in its accounts receivable.

In May 2006, Entergy Mississippi increased its $25 million credit facility to $30 million and renewed it through May 2007. Entergy Mississippi also entered into a new $20 million credit facility through May 2007.

In addition, Entergy New Orleans, which is currently in bankruptcy and is no longer consolidated in Entergy's financial statements, had a 364-day credit facility in the amount of $15 million which expired in May 2006. In July 2006, the bankruptcy judge authorized Entergy New Orleans to set off $15 million of its cash held by the lender against the outstanding debt on the credit facility, and the setoff occurred in September 2006.

The credit facilities have variable interest rates and the average commitment fee is 0.13%. The $85 million Entergy Arkansas credit facility requires that it maintain total shareholders' equity of at least 25% of its total assets.

Entergy New Orleans Debtor-in-Possession Credit Facility

See Note 4 to the domestic utility companies and System Energy financial statements in the Form 10-K for a discussion of the Entergy New Orleans $200 million debtor-in-possession (DIP) credit facility. As discussed in the Form 10-K, the bankruptcy court issued its order in December 2005 giving final approval for the credit facility, and the indenture trustee for Entergy New Orleans' first mortgage bonds appealed the order. On March 29, 2006 the bankruptcy court approved a settlement among Entergy New Orleans, Entergy Corporation, and the indenture trustee, and the indenture trustee dismissed its appeal. As of September 30, 2006, Entergy New Orleans had approximately $32 million of outstanding borrowings under the DIP credit facility.

As discussed in the Form 10-K, borrowings under the DIP credit facility are due in full, and the agreement will terminate, at the earliest of several times or events, which included August 23, 2006. Entergy Corporation and Entergy New Orleans have agreed to an amendment to the DIP credit agreement that extends the August 23, 2006 maturity date to August 23, 2007.

The interest rate on borrowings under the DIP credit agreement will be the average interest rate of borrowings outstanding under Entergy Corporation's $2 billion revolving credit facility, which is currently approximately 5.8% per annum.

Long-term Debt

The following long-term debt has been issued by the domestic utility companies and System Energy in 2006:

	Issue Date	Amount
		(In Thousands)
Mortgage Bonds:
5.92% Series due February 2016 - Entergy Mississippi	January 2006	$100,000
Other Long-term Debt:
4.60% Series due October 2017, Jefferson County - Arkansas (Entergy Arkansas) (secured by a series of collateral first mortgage bonds)	June 2006	$54,700

The following long-term debt was retired by the domestic utility companies and System Energy in 2006:
	Retirement Date	Amount
		(In Thousands)
Other Long-term Debt:
5.95% Series due December 2023, St. Charles Parish - Louisiana (Entergy Louisiana)	June 2006	$25,000
Grand Gulf Lease Obligation payment (System Energy)	N/A	$22,989
5.6% Series due October 2017, Jefferson County - Arkansas (Entergy Arkansas)	July 2006	$45,500
6.3% Series due June 2018, Jefferson County - Arkansas (Entergy Arkansas)	July 2006	$9,200

Entergy Mississippi used the proceeds from the January 2006 issuance to purchase the Attala power plant from Central Mississippi Generating Company, LLC and to repay short-term indebtedness.

Entergy Arkansas used the proceeds from the June 2006 issuance to redeem, prior to maturity, the $45.5 million of 5.6% Series of Jefferson County bonds and $9.2 million of 6.3% Series of Jefferson County bonds in July 2006. The issuance is shown as a non-cash transaction on the cash flow statement since the proceeds were placed in a trust and never held as cash by Entergy Arkansas.

NOTE 4. PREFERRED STOCK

(Entergy Arkansas)

In March 2006, Entergy Arkansas issued 3,000,000 shares of $25 par value 6.45% Series Preferred Stock, all of which were outstanding as of September 30, 2006. The dividends are cumulative and payable quarterly beginning July 1, 2006. The preferred stock is redeemable on or after April 1, 2011, at Entergy Arkansas' option, at the call price of $25 per share. In April 2006, Entergy Arkansas used the proceeds from this issuance to redeem the following preferred stock:
Series of Entergy Arkansas Preferred Stock	Redemption Price Per Share

7.32% Preferred Stock, Cumulative, $100.00 par value	$103.17
7.80% Preferred Stock, Cumulative, $100.00 par value	$103.25
7.40% Preferred Stock, Cumulative, $100.00 par value	$102.80
7.88% Preferred Stock, Cumulative, $100.00 par value	$103.00
$1.96 Preferred Stock, Cumulative, $0.01 par value	$ 25.00

(Entergy New Orleans)

Since the filing of the bankruptcy proceedings, Entergy New Orleans had not been able to declare and pay dividends on its 4.75% preferred stock for three quarters. As discussed further in the Form 10-K, if dividends with respect to the 4.75% preferred stock are not paid for four quarters, the holders of these shares have the right to elect a majority of the Entergy New Orleans board of directors.  Entergy New Orleans filed a motion in the bankruptcy court seeking authority to recommence paying dividends to the holders of the 4.75% preferred shares. After a hearing on the motion on May 3, 2006, the court granted Entergy New Orleans the authority to pay dividends to the holders of the 4.75% preferred shares, beginning with the dividend due on July 1, 2006, and thereafter, unless objections are filed by creditors forty-five days in advance of a dividend payment date. If any objections are filed, the matter would be heard by the bankruptcy court. Entergy New Orleans declared and paid the dividends due on July 1 and October 1, 2006, and intends to declare and pay the dividends on the 4.75% preferred shares each quarter pending resolution of its plan of reorganization.

NOTE 5. RETIREMENT AND OTHER POSTRETIREMENT BENEFITS

Components of Net Pension Cost

The domestic utility companies' and System Energy's qualified pension cost, including amounts capitalized, for the third quarters of 2006 and 2005, included the following components:

	Entergy	Entergy	Entergy	Entergy	Entergy	System
2006	Arkansas	Gulf States	Louisiana	Mississippi	New Orleans	Energy
	(In Thousands)
Service cost - benefits earned
during the period	$3,626	$2,993	$2,182	$1,077	$501	$1,031
Interest cost on projected
benefit obligation	9,915	7,914	6,052	3,252	1,282	1,604
Expected return on assets	(9,834)	(10,176)	(7,114)	(3,683)	(884)	(1,775)
Amortization of prior service cost	415	309	141	128	56	12
Amortization of loss	2,438	640	1,509	725	509	167
Net pension cost	$6,560	$1,680	$2,770	$1,499	$1,464	$1,039

	Entergy	Entergy	Entergy	Entergy	Entergy	System
2005	Arkansas	Gulf States	Louisiana	Mississippi	New Orleans	Energy
	(In Thousands)
Service cost - benefits earned
during the period	$3,117	$2,619	$1,899	$945	$462	$867
Interest cost on projected
benefit obligation	9,951	7,863	6,129	3,312	1,290	1,437
Expected return on assets	(8,910)	(10,005)	(6,675)	(3,579)	(972)	(1,452)
Amortization of transition asset	-	-	-	-	-	(69)
Amortization of prior service cost	417	240	120	129	57	9
Amortization of (gain)/loss	2,331	(390)	1,611	597	750	207
Net pension cost	$6,906	$327	$3,084	$1,404	$1,587	$999

The domestic utility companies' and System Energy's pension cost, including amounts capitalized, for the nine months ended September 30, 2006 and 2005, included the following components:
	Entergy	Entergy	Entergy	Entergy	Entergy	System
2006	Arkansas	Gulf States	Louisiana	Mississippi	New Orleans	Energy
	(In Thousands)
Service cost - benefits earned
during the period	$10,878	$8,979	$6,547	$3,231	$1,503	$3,093
Interest cost on projected
benefit obligation	29,745	23,743	18,155	9,756	3,845	4,813
Expected return on assets	(29,501)	(30,527)	(21,341)	(11,050)	(2,651)	(5,326)
Amortization of prior service cost	1,246	926	422	385	169	37
Amortization of loss	7,313	1,919	4,527	2,175	1,527	500
Net pension cost	$19,681	$5,040	$8,310	$4,497	$4,393	$3,117

	Entergy	Entergy	Entergy	Entergy	Entergy	System
2005	Arkansas	Gulf States	Louisiana	Mississippi	New Orleans	Energy
	(In Thousands)
Service cost - benefits earned
during the period	$9,775	$8,026	$5,814	$2,956	$1,336	$2,755
Interest cost on projected
benefit obligation	28,181	22,333	17,179	9,309	3,587	4,262
Expected return on assets	(26,927)	(29,422)	(20,008)	(10,712)	(2,435)	(4,099)
Amortization of transition asset	-	-	-	-	-	(208)
Amortization of prior service cost	1,248	996	445	386	170	43
Amortization of loss	5,556	2,035	3,072	1,649	1,052	666
Net pension cost	$17,833	$3,968	$6,502	$3,588	$3,710	$3,419

The domestic utility companies recognized the following pension cost for their non-qualified pension plans in the third quarters of 2006 and 2005:
	Entergy	Entergy	Entergy	Entergy	Entergy
	Arkansas	Gulf States	Louisiana	Mississippi	New Orleans
	(In Thousands)
Non-Qualified Pension Cost Third Quarter 2006	$125	$319	$6	$43	$55
Non-Qualified Pension Cost Third Quarter 2005	$127	$329	$7	$43	$51

The domestic utility companies recognized the following pension cost for their non-qualified pension plans for the nine months ended September 30, 2006 and 2005:
	Entergy	Entergy	Entergy	Entergy	Entergy
	Arkansas	Gulf States	Louisiana	Mississippi	New Orleans
	(In Thousands)
Non-Qualified Pension Cost Nine Months Ended September 30, 2006	$350	$758	$17	$116	$163
Non-Qualified Pension Cost Nine Months Ended September 30, 2005	$330	$922	$18	$117	$153

Components of Net Other Postretirement Benefit Cost

The domestic utility companies' and System Energy's other postretirement benefit cost, including amounts capitalized, for the third quarters of 2006 and 2005, included the following components:
	Entergy	Entergy	Entergy	Entergy	Entergy	System
2006	Arkansas	Gulf States	Louisiana	Mississippi	New Orleans	Energy
	(In Thousands)
Service cost - benefits earned during the period	$1,337	$1,254	$854	$419	$232	$414
Interest cost on APBO	2,844	2,747	1,856	944	856	407
Expected return on assets	(1,797)	(1,489)	-	(709)	(611)	(421)
Amortization of transition obligation	205	151	96	88	416	2
Amortization of prior service cost	(408)	-	(24)	(137)	10	(301)
Amortization of loss	1,671	1,002	893	644	343	207
Net other postretirement benefit cost	$3,852	$3,665	$3,675	$1,249	$1,246	$308

	Entergy	Entergy	Entergy	Entergy	Entergy	System
2005	Arkansas	Gulf States	Louisiana	Mississippi	New Orleans	Energy
	(In Thousands)
Service cost - benefits earned
during the period	$1,167	$1,017	$789	$369	$210	$447
Interest cost on APBO	2,688	2,313	1,764	918	840	390
Expected return on assets	(1,626)	(1,269)	-	(669)	(579)	(390)
Amortization of transition obligation	204	(48)	96	87	396	3
Amortization of prior service cost	(642)	-	(66)	(228)	9	(198)
Amortization of loss	1,629	657	840	675	336	168
Net other postretirement benefit cost	$3,420	$2,670	$3,423	$1,152	$1,212	$420

The domestic utility companies' and System Energy's other postretirement benefit cost, including amounts capitalized, for the nine months ended September 30, 2006 and 2005, included the following components:
	Entergy	Entergy	Entergy	Entergy	Entergy	System
2006	Arkansas	Gulf States	Louisiana	Mississippi	New Orleans	Energy
	(In Thousands)
Service cost - benefits earned during the period	$4,010	$3,761	$2,561	$1,256	$696	$1,242
Interest cost on APBO	8,531	8,242	5,569	2,833	2,569	1,220
Expected return on assets	(5,390)	(4,466)	-	(2,127)	(1,832)	(1,263)
Amortization of transition obligation	616	453	287	263	1,247	7
Amortization of prior service cost	(1,223)	-	(73)	(410)	29	(903)
Amortization of loss	5,013	3,006	2,682	1,931	1,028	620
Net other postretirement benefit cost	$11,557	$10,996	$11,026	$3,746	$3,737	$923

	Entergy	Entergy	Entergy	Entergy	Entergy	System
2005	Arkansas	Gulf States	Louisiana	Mississippi	New Orleans	Energy
	(In Thousands)
Service cost - benefits earned
during the period	$3,481	$4,284	$2,167	$1,096	$595	$1,278
Interest cost on APBO	7,865	8,162	5,110	2,584	2,417	1,178
Expected return on assets	(4,899)	(4,001)	-	(2,010)	(1,737)	(1,163)
Amortization of transition obligation	615	1,847	287	263	1,267	11
Amortization of prior service cost	(988)	-	(30)	(320)	28	(477)
Amortization of loss	4,181	2,196	2,221	1,619	758	459
Net other postretirement benefit cost	$10,255	$12,488	$9,755	$3,232	$3,328	$1,286

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
	Entergy	Entergy	Entergy	Entergy	Entergy	System
	Arkansas	Gulf States	Louisiana	Mississippi	New Orleans	Energy
	(In Thousands)
Expected 2006 pension contributions disclosed in Form 10-K	$114,544	$22,102	$54,048	$16,357	$ -	$13,037
Pension contributions made through October 2006	$114,544	$22,102	$54,048	$16,357	$ -	$13,609

The Pension Protection Act of 2006 was signed by the President on August 17, 2006. The intent of the legislation is to require companies to fund 100% of their pension liability; and then for companies to fund, on a going-forward basis, an amount generally estimated to be the amount that the pension liability increases each year due to an additional year of service by the employees eligible for pension benefits. The legislation requires that funding shortfalls be eliminated by companies over a seven-year period, beginning in 2008. The Pension Protection Act also extended the provisions of the Pension Funding Equity Act that would have expired in 2006 had the Pension Protection Act not been enacted, which increased the allowed discount rate used to calculate the pension funding liability. Entergy is in the process of evaluating the effects of the new legislation, but expects that the implementation of the Pension Protection Act will not result in annual pension contributions going-forward that are materially higher than the levels required in 2005 and 2006.

Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Medicare Act)

Based on actuarial analysis, the estimated effect of future Medicare subsidies reduced the December 31, 2005 Accumulated Postretirement Benefit Obligation (APBO), the third quarters 2006 and 2005 other postretirement benefit cost, and the nine months ended September 30, 2006 and 2005 for the domestic utility companies and System Energy as follows:

	Entergy	Entergy	Entergy	Entergy	Entergy	System
	Arkansas	Gulf States	Louisiana	Mississippi	New Orleans	Energy
	(In Thousands)
Reduction in 12/31/2005 APBO	($42,337)	($36,740)	($23,640)	($14,407)	($11,206)	($5,972)
Reduction in third quarter 2006 other postretirement benefit cost	($1,562)	($1,332)	($865)	($512)	($376)	($268)
Reduction in third quarter 2005 other postretirement benefit cost	($1,275)	($1,104)	($729)	($420)	($318)	($225)
Reduction in nine months ended September 30, 2006 other postretirement benefit cost	($4,685)	($3,996)	($2,595)	($1,535)	($1,127)	($803)
Reduction in nine months ended September 30, 2005 other postretirement benefit cost	($4,167)	($3,642)	($2,309)	($1,371)	($1,017)	($714)
Medicare subsidies received in the third quarter 2006 for claims through June 2006	$374	$462	$298	$163	$165	$35

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

On October 23, 2006 Entergy New Orleans filed a plan of reorganization and a disclosure statement with the bankruptcy court. Objections to the disclosure statement must be filed by November 29, 2006, and a hearing regarding its adequacy is scheduled for December 7, 2006. The period within which Entergy New Orleans has the exclusive right to solicit acceptance of its plan of reorganization will expire on December 22, 2006, unless it is further extended by the bankruptcy court.

The bankruptcy court also extended the time within which Entergy New Orleans has an exclusive right to file a plan of reorganization until November 15, 2006. Financial Guaranty Insurance Company (FGIC), the insurer of two series totaling $75 million of Entergy New Orleans' first mortgage bonds, filed a motion to terminate the exclusive period within which Entergy New Orleans has an exclusive right to file and solicit acceptances of a plan of reorganization. FGIC asks the court to allow itself or other stakeholders the right to file an alternative and competing plan of reorganization and to solicit acceptances for such a proposed plan. FGIC's motion to terminate exclusivity is set for hearing on November 15, 2006.

The plan of reorganization reflects Entergy New Orleans' continuing effort to work with federal, state, and local authorities to resolve the bankruptcy in a manner that allows Entergy New Orleans' customers to be served by a financially viable entity as required by law. The plan of reorganization also provides full compensation to Entergy New Orleans' creditors whose claims are allowed by the bankruptcy court. Conditions precedent proposed in the plan of reorganization, as currently filed, before it can become effective include:

  A final confirmation order from the bankruptcy court approving the plan of reorganization;
  Implementation of a City Council resolution that is satisfactory to Entergy New Orleans regarding its formula rate plan gas and electric filings and its proposed storm cost recovery and storm reserve riders;
  Receipt by Entergy New Orleans of insurance proceeds of at least $250 million or assurance of such receipt, or alternatively, assurance that regulatory mechanisms will be put in place to cover any shortfall in insurance proceeds;
  Receipt by Entergy New Orleans of $200 million in CDBG funding and assurance that at a minimum an additional $200 million in CDBG funding will be available for future gas system rebuild or assurance from the City Council that an appropriate rate mechanism is in place to allow Entergy New Orleans to recover the costs thereof;
  No material adverse change shall have occurred from and after the confirmation date of the plan of reorganization; and
  Entergy New Orleans receives a final order from the FERC authorizing issuance of short-term debt securities under credit agreements, the Entergy System money pool, and unilateral arrangements with Entergy Corporation.

In addition, key factors that will continue to influence the timing and outcome of Entergy New Orleans' recovery efforts include the level of economic recovery of New Orleans and the number of customers that return to New Orleans, including the timing of their return. Entergy New Orleans currently estimates that approximately 85,000 electric customers and 65,000 gas customers have returned and are taking service. Prior to Hurricane Katrina, Entergy New Orleans had approximately 190,000 electric customers and 145,000 gas customers.

The bankruptcy judge set a date of April 19, 2006 by which creditors with pre-petition claims against Entergy New Orleans, with certain exceptions, had to file their proofs of claim in the bankruptcy case. Approximately 550 claims, including amending claims, have been filed thus far in Entergy New Orleans' bankruptcy proceeding. Entergy New Orleans is currently analyzing the accuracy and validity of the claims filed, and has begun seeking withdrawal or modification of claims or objecting to claims with which it disagrees. Several of the filed claims have been withdrawn. Entergy New Orleans currently estimates that the pre-petition claims that will be allowed in the bankruptcy case will approximate the pre-petition liabilities that have been classified as liabilities subject to compromise in Entergy New Orleans' Balance Sheet as of September 30, 2006. The following table summarizes the components of liabilities subject to compromise as of September 30, 2006 and December 31, 2005:
	September 30, 2006	December 31, 2005
	(In Thousands)

Accounts payable - Associated companies	$66,820	$46,815
Accounts payable - Other	26,000	25,000
Taxes accrued	2,027	2,027
Interest accrued	1,744	1,473
Accumulated provisions	5,802	5,770
Long-term debt	229,871	229,859
Total Liabilities Subject to Compromise	$332,264	$310,944

The plan of reorganization proposes to pay the third party accounts payable in full in cash, to issue two-year notes in satisfaction of the affiliate accounts payable, and proposes that the first mortgage bonds will remain outstanding with their current maturity dates and interest terms. The plan of reorganization proposes that Entergy New Orleans' preferred stock will also remain outstanding on its current dividend terms.

Reorganization items on Entergy New Orleans' Income Statements for the three and nine months ended September 30, 2006 primarily consists of professional fees associated with the bankruptcy case.

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

NOTE 7. ACCOUNTING POLICY UPDATES

Revenue and Fuel Costs

Entergy recognizes revenue from electric power and gas sales when it delivers power or gas to its customers. To the extent that deliveries have occurred but a bill has not been issued, the domestic utility companies accrue an estimate of the revenues for energy delivered since the latest billings. Entergy calculates the estimate based upon several factors including billings through the last billing cycle in a month, actual generation in the month, historical line loss factors, and prices in effect in the domestic utility companies' various jurisdictions. Changes are made to the inputs in the estimate as needed to reflect changes in billing practices.  Modifications made to the billing system in the third quarter 2006 provide better information related to the amount of generation that remains unbilled at the end of each month. Accordingly, the domestic utility companies refined the calculation of unbilled revenue to reflect this additional information. This refinement added to unbilled revenue in the third quarter 2006 the following amounts: $9.1 million for Entergy Arkansas, $2.7 million for Entergy Gulf States, $4.7 million for Entergy Louisiana, $5.5 million for Entergy Mississippi, and $3.6 million for Entergy New Orleans.  Each month the estimated unbilled revenue amounts are recorded as revenue and unbilled accounts receivable, and the prior month's estimate is reversed. Therefore, changes in price and volume differences resulting from factors such as weather affect the calculation of unbilled revenues from one period to the next, and may result in variability in reported revenues from one period to the next as prior estimates are so recorded and reversed.

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

Application of SFAS 71

During 2005 and 2006 Entergy filed notices with the FERC to withdraw its market-based rate authority for wholesale transactions in the Entergy control area and submitted new cost-based rates to the FERC for approval. During the second quarter of 2006, the FERC issued an order accepting the cost-based rates filed by Entergy. As described further in Note 1 to the domestic utility companies and System Energy financial statements in the Form 10-K, the domestic utility companies and System Energy apply the provisions of SFAS 71 to operations that meet three criteria including that rates are approved by a regulator, are cost-based, and can be charged to and collected from customers. As also described in Note 1 to the domestic utility companies and System Energy financial statements in the Form 10-K, Entergy Gulf States did not apply regulatory accounting principles to its wholesale jurisdiction. The FERC decision in the second quarter of 2006 results in Entergy Gulf States meeting the SFAS 71 criteria discussed above for its wholesale jurisdiction and, therefore, Entergy Gulf States reinstated the application of regulatory accounting principles to its wholesale business which resulted in a regulatory credit of approximately $4.5 million during the second quarter of 2006.

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

In September 2006, FASB issued SFAS 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements Nos. 87, 88, 106 and 132(R)," to be effective December 31, 2006. SFAS 158 requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its balance sheet with the offset recorded to other comprehensive income. Entergy has previously disclosed its funded status in Note 10 to the consolidated financial statements in the Form 10-K. SFAS 158 also requires that changes in that funded status be recorded in other comprehensive income in the period in which the changes occur. The domestic utility companies, with the exception of the Louisiana jurisdictions which provide for recovery of other postretirement benefit costs on a pay as you go basis, is generally allowed to recover pension and other postretirement benefit costs each period based upon costs calculated under SFAS 87 and SFAS 106. Entergy's analysis, including the regulatory accounting requirements to support recording the majority of the effect of adoption of SFAS 158 as a regulatory asset, is not yet complete.  Entergy does not expect the implementation of this standard, however, to materially affect Entergy's financial position or results of operations.

__________________________________

In the opinion of the management of Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals and reclassification of previously reported amounts to conform to current classifications) necessary for a fair statement of the results for the interim periods presented. The business of the domestic utility companies is subject to seasonal fluctuations, however, with the peak periods occurring during the third quarter. The results for the interim periods presented should not be used as a basis for estimating results of operations for a full year.

Part I, Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of September 30, 2006, evaluations were performed under the supervision and with the participation of Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy Resources (individually "Registrant" and collectively the "Registrants") management, including their respective Chief Executive Officers (CEO) and Chief Financial Officers (CFO). The evaluations assessed the effectiveness of the Registrants' disclosure controls and procedures. Based on the evaluations, each CEO and CFO has concluded that, as to the Registrant or Registrants for which they serve as CEO or CFO, the Registrant's or Registrants' disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms; and that the Registrant's or Registrants' disclosure controls and procedures are also effective in reasonably assuring that such information is accumulated and communicated to the Registrant's or Registrants' management, including their respective CEOs and CFOs, as appropriate to allow timely decisions regarding required disclosure.

ENTERGY CORPORATION AND SUBSIDIARIES

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See "PART I, Item 1, Litigation" in the Form 10-K for a discussion of legal proceedings affecting Entergy. Following are updates to that discussion.

Texas Power Price Lawsuit

See "Texas Power Price Lawsuit" in Part I, Item 1 of the Form 10-K for a discussion of the lawsuit filed in the district court of Chambers County, Texas by Texas residents on behalf of a purported class apparently of the Texas retail customers of Entergy Gulf States who were billed and paid for electric power from January 1, 1994 to the present. In April 2006, the Court of Appeals denied a motion for rehearing of the decision to remand the case to the district court.  In May 2006, Entergy filed a petition for discretionary review with the Texas Supreme Court, which is still pending. The Texas Supreme Court requested full briefing from the parties before consideration of whether to exercise its discretion to grant review of this matter.

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

Additionally, in the Entergy New Orleans bankruptcy proceeding, the complaint filed by the named plaintiffs in the Entergy New Orleans rate of return lawsuit, together with the named plaintiffs in the Entergy New Orleans fuel clause lawsuit, asking the court to declare that Entergy New Orleans, Entergy Corporation, and Entergy Services are a single business enterprise, and as such, are liable in solido with Entergy New Orleans for any claims asserted in the Entergy New Orleans rate of return lawsuit and the Entergy New Orleans fuel clause lawsuit, was dismissed on April 26, 2006. The matter was appealed to the U.S. District Court for the Eastern District of Louisiana, and the district court affirmed the dismissal in October 2006, but on different grounds, concluding that the lawsuit was premature. In addition, in April 2006, proofs of claim were filed by the plaintiffs in the Entergy New Orleans rate of return lawsuit and by the plaintiffs in the Entergy New Orleans fuel adjustment clause litigation relating to both the City Council and class action proceedings. The plaintiffs in the Entergy New Orleans rate of return lawsuit and the plaintiffs in the Entergy New Orleans fuel adjustment clause litigation also filed for class certification. In July 2006, the bankruptcy court denied the request for class certification. The individual claims of the approximately 14 individual named plaintiffs remain pending in the bankruptcy proceeding, and it is uncertain whether the bankruptcy judge will re-open the bar date for other ratepayers to file individual proofs of claim based on the allegations in the two lawsuits.

Murphy Oil Lawsuit (Entergy Corporation and Entergy Louisiana)

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

Environmental Regulation and Proceedings

(Entergy Corporation)

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

(Entergy Corporation and Entergy Gulf States)

The Texas Commission on Environmental Quality (Commission) has notified Entergy Gulf States that the Commission believes, based on a preliminary investigation, that Entergy Gulf States is a potentially responsible party (PRP) concerning contamination existing at the Spector Salvage Yard proposed state superfund site in Orange County, Texas. The Commission currently is proposing soil removal activities at the site. Entergy Gulf States is communicating with the Commission and investigating its possible past involvement with this site. Current estimates for remediation costs and for allocation of that cost among PRPs are not available.

Item 1A. Risk Factors

There have been no material changes to the risk factors discussed in "PART I, Item 1A, Risk Factors" in the Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

In accordance with Entergy's stock-based compensation plans, Entergy periodically grants stock options to its employees that may be exercised to obtain shares of Entergy's common stock.  According to the plans, these shares can be newly issued shares, treasury stock, or shares purchased on the open market.  See Note 7 to the consolidated financial statements in the Form 10-K for additional discussion of the stock-based compensation plans.  Entergy's management has been authorized to repurchase on the open market shares up to an amount sufficient to fund the exercise of grants under the plans, and this authorization does not have an expiration date.  In August 2004, Entergy announced a program under which Entergy Corporation will repurchase up to $1.5 billion of its common stock.  This repurchase program is incremental to the existing authority to repurchase shares to fund the exercise of employee stock options.  As a result of Hurricanes Katrina and Rita, the $1.5 billion program was temporarily suspended, and the Board extended authorization for its completion through 2008.  At any point in time through 2008, Entergy Corporation may elect to repurchase shares to complete the remaining $400 million of authorization under the $1.5 billion program or to fund the exercise of grants under its employee based compensation plans.  Entergy Corporation did not repurchase any shares of common stock during the nine months ended September 30, 2006, but began repurchasing shares again in the fourth quarter 2006.

Item 5. Other Information

Generation

As discussed in Part I, Item 1 of the Form 10-K, Property and Other Generation Resources, Entergy Louisiana and Entergy New Orleans currently have three long-term contracts to procure electric power from affiliates, as follows: (a) a life-of-unit purchased power agreement with Entergy Gulf States for approximately 200 MW (Entergy Louisiana) and 100 MW (Entergy New Orleans) of capacity and associated energy from Entergy Gulf States' River Bend nuclear station (the "RB PPAs"); (ii) a life-of-unit purchased power agreement with Entergy Arkansas for 110 MW each of capacity and associated energy from a portion of Entergy Arkansas' wholesale base load coal and nuclear generating resources (the "WBL PPAs"); and (iii) a life-of-unit purchased power agreement for approximately 50 MW each of capacity and associated energy from Entergy Power's share of the Independence plant (the "ISES PPAs"). The contracts were filed with the FERC, and the FERC had established a hearing process to review the justness and reasonableness of the agreements. After hearings were held, the FERC ALJ issued an initial decision generally recommending approval of the PPAs.

In September 2006, the FERC issued an order in the proceeding that: (1) affirmed the ALJ's initial decision that the RB PPAs, WBL PPAs, and the ISES PPAs were just, reasonable, and not unduly discriminatory; however, the FERC did limit the term of the ISES PPAs to ten years to coincide with the ten-year analysis used to justify those contracts; (2) determined that the domestic utility companies improperly used information obtained through their 2002 Request For Proposals (RFP) process to price the WBL PPAs, which FERC found to be a violation of Entergy's code of conduct, and ordered Entergy Arkansas' retained share of Grand Gulf be removed from the WBL PPAs, but approved the remaining portion of the WBL PPAs; (3) indicated that Entergy Arkansas' retained share of Grand Gulf could be separately contracted for by Entergy Louisiana and Entergy New Orleans "at the cost-based price of $46 per MWh;" (4) agreed with the ALJ that "the design and implementation of Entergy's RFP process, while not without flaws, worked in this instance;" (5) ordered the domestic utility companies to consider transmission costs "as a price factor" and that future analysis compare the delivered cost of the resource when evaluating RFP bids; and (6) approved the Entergy System's allocation of the PPAs among the domestic utility companies. On October 26, 2006, the domestic utility companies filed with the FERC a request for rehearing/clarification on the issues of the shortening of the term of the ISES PPAs, the finding of a violation of Entergy's code of conduct, and the finding that the cost-based rate for Entergy Arkansas' retained share of the Grand Gulf capacity is $46 per MWh.

Other Customer-Initiated Proceedings at the FERC

The Louisiana Energy and Power Authority ("LEPA") filed a Petition and Application for Order Directing Transmission Service under Section 211 of the Federal Power Act against Entergy Services (as agent for the domestic utility companies) and Cleco Power LLC. LEPA's petition requests that the FERC require the domestic utility companies and Cleco to allow LEPA to use its existing pre-FERC Order No. 888 transmission service to transmit power from new generating resources. LEPA argued that it should not be held responsible for the cost of any transmission upgrades on either the Entergy or Cleco transmission system that are necessary to make the new generation resources deliverable under the Open Access Transmission Tariff (OATT). In September 2006, the FERC issued an order dismissing and denying the complaint filed by LEPA. Specifically, the FERC denied LEPA's request to convert or roll over its existing pre-FERC Order No. 888 transmission service. Instead, the FERC explained that in effect, LEPA requested new service and that the domestic utility companies properly considered this new transmission service request under the OATT. The FERC pointed out that the domestic utility companies' studies showed that the new service requires transmission upgrades and LEPA is required to pay the higher of either the domestic utility companies' embedded costs (rolled-in rate) or the incremental costs of the system upgrade if it wants the OATT service. LEPA has requested rehearing of the FERC's decision.

Earnings Ratios (Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

The domestic utility companies and System Energy have calculated ratios of earnings to fixed charges and ratios of earnings to combined fixed charges and preferred dividends/distributions pursuant to Item 503 of Regulation S-K of the SEC as follows:
	Ratios of Earnings to Fixed Charges
	Twelve Months Ended
	December 31,					September 30,
	2001	2002	2003	2004	2005	2006

Entergy Arkansas	3.29	2.79	3.17	3.37	3.75	3.34
Entergy Gulf States	2.36	2.49	1.51	3.04	3.34	3.04
Entergy Louisiana	2.76	3.14	3.93	3.60	3.50	3.43
Entergy Mississippi	2.14	2.48	3.06	3.41	3.16	2.73
Entergy New Orleans	(a)	(b)	1.73	3.60	1.22	1.95
System Energy	2.12	3.25	3.66	3.95	3.85	4.06

	Ratios of Earnings to Combined Fixed Charges and Preferred Dividends/Distributions
	Twelve Months Ended
	December 31,					September 30,
	2001	2002	2003	2004	2005	2006

Entergy Arkansas	2.99	2.53	2.79	2.98	3.34	3.01
Entergy Gulf States	2.21	2.40	1.45	2.90	3.18	2.92
Entergy Louisiana	2.76	3.14	3.93	3.60	3.50	3.15
Entergy Mississippi	1.96	2.27	2.77	3.07	2.83	2.52
Entergy New Orleans	(a)	(b)	1.59	3.31	1.12	1.80

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

Item 6. Exhibits *

	3(a) -	Restated Certificate of Incorporation of Entergy Corporation dated October 10, 2006.

**	3(b) -	By-laws of Entergy Corporation as amended September 19, 2006 (Exhibit 3 to Form 8-K dated September 25, 2006 in 1-11299).

	31(a) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Corporation.

	31(b) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Corporation.

	31(c) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Arkansas.

	31(d) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Arkansas.
154
	31(e) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Gulf States.

	31(f) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Gulf States.

	31(g) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Gulf States.

	31(h) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Louisiana.

	31(i) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Louisiana.

	31(j) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Mississippi.

	31(k) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Mississippi.

	31(l) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy New Orleans.

	31(m) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy New Orleans.

	31(n) -	Rule 13a-14(a)/15d-14(a) Certification for System Energy.

	31(o) -	Rule 13a-14(a)/15d-14(a) Certification for System Energy.

	32(a) -	Section 1350 Certification for Entergy Corporation.

	32(b) -	Section 1350 Certification for Entergy Corporation.

	32(c) -	Section 1350 Certification for Entergy Arkansas.

	32(d) -	Section 1350 Certification for Entergy Arkansas.

	32(e) -	Section 1350 Certification for Entergy Gulf States.

	32(f) -	Section 1350 Certification for Entergy Gulf States.

	32(g) -	Section 1350 Certification for Entergy Gulf States.

	32(h) -	Section 1350 Certification for Entergy Louisiana.

	32(i) -	Section 1350 Certification for Entergy Louisiana.

	32(j) -	Section 1350 Certification for Entergy Mississippi.

	32(k) -	Section 1350 Certification for Entergy Mississippi.

	32(l) -	Section 1350 Certification for Entergy New Orleans.

	32(m) -	Section 1350 Certification for Entergy New Orleans.

	32(n) -	Section 1350 Certification for System Energy.

	32(o) -	Section 1350 Certification for System Energy.

	99(a) -	Entergy Arkansas' Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

	99(b) -	Entergy Gulf States' Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.
155
	99(c) -	Entergy Louisiana, LLC's Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Distributions, as defined.

	99(d) -	Entergy Mississippi's Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

	99(e) -	Entergy New Orleans' Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

	99(f) -	System Energy's Computation of Ratios of Earnings to Fixed Charges, as defined.

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
*

Reference is made to a duplicate list of exhibits being filed as a part of this report on Form 10-Q for the quarter ended September 30, 2006, which list, prepared in accordance with Item 102 of Regulation S-T of the SEC, immediately precedes the exhibits being filed with this report on Form 10-Q for the quarter ended September 30, 2006.

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

/s/ Nathan E. Langston Nathan E. Langston Senior Vice President and Chief Accounting Officer (For each Registrant and for each as Principal Accounting Officer)

Date: November 8, 2006