Form 10-K
period 2006-12-31
ENTERGY CORP /DE/; SYSTEM ENERGY RESOURCES INC; ENTERGY NEW ORLEANS INC; ENTERGY MISSISSIPPI INC; Entergy Louisiana, LLC; ENTERGY GULF STATES INC; ENTERGY ARKANSAS INC
filed 2007-03-01
CIK 65984, 202584, 71508, 66901, 1348952, 44570, 7323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number	Registrant, State of Incorporation, Address of Principal Executive Offices, Telephone Number, and IRS Employer Identification No.	Commission File Number	Registrant, State of Incorporation, Address of Principal Executive Offices, Telephone Number, and IRS Employer Identification No.
1-11299	ENTERGY CORPORATION (a Delaware corporation) 639 Loyola Avenue New Orleans, Louisiana 70113 Telephone (504) 576-4000 72-1229752	1-31508	ENTERGY MISSISSIPPI, INC. (a Mississippi corporation) 308 East Pearl Street Jackson, Mississippi 39201 Telephone (601) 368-5000 64-0205830

1-10764	ENTERGY ARKANSAS, INC. (an Arkansas corporation) 425 West Capitol Avenue Little Rock, Arkansas 72201 Telephone (501) 377-4000 71-0005900	0-5807	ENTERGY NEW ORLEANS, INC. (a Louisiana corporation) 1600 Perdido Street, Building 529 New Orleans, Louisiana 70112 Telephone (504) 670-3620 72-0273040

1-27031	ENTERGY GULF STATES, INC. (a Texas corporation) 350 Pine Street Beaumont, Texas 77701 Telephone (409) 838-6631 74-0662730	1-9067	SYSTEM ENERGY RESOURCES, INC. (an Arkansas corporation) Echelon One 1340 Echelon Parkway Jackson, Mississippi 39213 Telephone (601) 368-5000 72-0752777

1-32718	ENTERGY LOUISIANA, LLC (a Texas limited liability company) 446 North Boulevard Baton Rouge, Louisiana 70802 Telephone (225) 381-5868 75-3206126

Securities registered pursuant to Section 12(b) of the Act:

Registrant	Title of Class	Name of Each Exchange on Which Registered

Entergy Corporation	Common Stock, $0.01 Par Value - 198,309,610 shares outstanding at February 28, 2007 Equity Units, 7.625%	New York Stock Exchange, Inc. Chicago Stock Exchange Inc. NYSE Arca, Inc. New York Stock Exchange, Inc.

Entergy Arkansas, Inc.	Mortgage Bonds, 6.7% Series due April 2032 Mortgage Bonds, 6.0% Series due November 2032	New York Stock Exchange, Inc. New York Stock Exchange, Inc.

Entergy Gulf States, Inc.	Preferred Stock, Cumulative, $100 Par Value: $4.40 Dividend Series $4.52 Dividend Series $5.08 Dividend Series Adjustable Rate Series B (Depository Receipts)	New York Stock Exchange, Inc. New York Stock Exchange, Inc. New York Stock Exchange, Inc. New York Stock Exchange, Inc.

Entergy Louisiana, LLC	Mortgage Bonds, 7.6% Series due April 2032	New York Stock Exchange, Inc.

Entergy Mississippi, Inc.	Mortgage Bonds, 6.0% Series due November 2032 Mortgage Bonds, 7.25% Series due December 2032	New York Stock Exchange, Inc. New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:

Registrant	Title of Class

Entergy Arkansas, Inc.	Preferred Stock, Cumulative, $100 Par Value Preferred Stock, Cumulative, $0.01 Par Value

Entergy Gulf States, Inc.	Preferred Stock, Cumulative, $100 Par Value

Entergy Mississippi, Inc.	Preferred Stock, Cumulative, $100 Par Value

Entergy New Orleans, Inc.	Preferred Stock, Cumulative, $100 Par Value

Indicate by check mark if the registrants are well-known seasoned issuers, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrants are not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Securities Exchange Act of 1934.

	Large accelerated filer	Accelerated filer	Non-accelerated filer
Entergy Corporation	Ö
Entergy Arkansas, Inc.			Ö
Entergy Gulf States, Inc.			Ö
Entergy Louisiana, LLC			Ö
Entergy Mississippi, Inc.			Ö
Entergy New Orleans, Inc.			Ö
System Energy Resources, Inc.			Ö

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☑

System Energy Resources meets the requirements set forth in General Instruction I(1) of Form 10-K and is therefore filing this Form 10-K with reduced disclosure as allowed in General Instruction I(2). System Energy Resources is reducing its disclosure by not including Part III, Items 10 through 13 in its Form 10-K.

The aggregate market value of Entergy Corporation Common Stock, $0.01 Par Value, held by non-affiliates as of the end of the second quarter of 2006, was $14.7 billion based on the reported last sale price of $70.75 per share for such stock on the New York Stock Exchange on June 30, 2006. Entergy Corporation is the sole holder of the common stock of Entergy Arkansas, Inc., Entergy Gulf States, Inc., Entergy Mississippi, Inc., Entergy New Orleans, Inc., and System Energy Resources, Inc. Entergy Corporation is also the sole holder of the common stock of Entergy Louisiana Holdings, Inc., which is the sole holder of the common membership interests in Entergy Louisiana, LLC.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement of Entergy Corporation to be filed in connection with its Annual Meeting of Stockholders, to be held May 4, 2007, are incorporated by reference into Parts I and III hereof.

TABLE OF CONTENTS

Risk Factors	Part I. Item 1A.	205
Unresolved Staff Comments	Part I. Item 1B.	217
Entergy Arkansas, Inc.
Management's Financial Discussion and Analysis	Part II. Item 7.
Results of Operations		218
Liquidity and Capital Resources		221
Significant Factors and Known Trends		224
Critical Accounting Estimates		228
New Accounting Pronouncements		229
Report of Independent Registered Public Accounting Firm		230
Income Statements For the Years Ended December 31, 2006, 2005, and 2004	Part II. Item 8.	231
Statements of Cash Flows For the Years Ended December 31, 2006, 2005, and 2004	Part II. Item 8.	233
Balance Sheets, December 31, 2006 and 2005	Part II. Item 8.	234
Statements of Retained Earnings for the Years Ended December 31, 2006, 2005, and 2004	Part II. Item 8.	236
Selected Financial Data - Five-Year Comparison	Part II. Item 6.	237
Entergy Gulf States, Inc.
Management's Financial Discussion and Analysis	Part II. Item 7.
Hurricane Rita and Hurricane Katrina		238
Results of Operations		239
Liquidity and Capital Resources		244
Significant Factors and Known Trends		247
Critical Accounting Estimates		252
New Accounting Pronouncements		255
Report of Independent Registered Public Accounting Firm		256
Income Statements For the Years Ended December 31, 2006, 2005, and 2004	Part II. Item 8.	257
Statements of Cash Flows For the Years Ended December 31, 2006, 2005, and 2004	Part II. Item 8.	259
Balance Sheets, December 31, 2006 and 2005	Part II. Item 8.	260
Statements of Retained Earnings, Comprehensive Income, and Paid-in Capital for the Years Ended December 31, 2006, 2005, and 2004	Part II. Item 8.	262
Selected Financial Data - Five-Year Comparison	Part II. Item 6.	263
Entergy Louisiana, LLC
Management's Financial Discussion and Analysis	Part II. Item 7.
Hurricane Rita and Hurricane Katrina		264
Results of Operations		265
Liquidity and Capital Resources		270
Significant Factors and Known Trends		273
Critical Accounting Estimates		276
New Accounting Pronouncements		278
Report of Independent Registered Public Accounting Firm		279
Income Statements For the Years Ended December 31, 2006, 2005, and 2004	Part II. Item 8.	280
Statements of Cash Flows For the Years Ended December 31, 2006, 2005, and 2004	Part II. Item 8.	281
Balance Sheets, December 31, 2006 and 2005	Part II. Item 8.	282
Statements of Members' Equity and Comprehensive Income for the Years Ended December 31, 2006, 2005, and 2004	Part II. Item 8.	284
Selected Financial Data - Five-Year Comparison	Part II. Item 6.	285

Entergy Mississippi, Inc.
Management's Financial Discussion and Analysis	Part II. Item 7.
Hurricane Katrina and Storm Costs Recovery Filing		286
Results of Operations		287
Liquidity and Capital Resources		289
Significant Factors and Known Trends		293
Critical Accounting Estimates		294
New Accounting Pronouncements		295
Report of Independent Registered Public Accounting Firm		296
Income Statements For the Years Ended December 31, 2006, 2005, and 2004	Part II. Item 8.	297
Statements of Cash Flows For the Years Ended December 31, 2006, 2005, and 2004	Part II. Item 8.	299
Balance Sheets, December 31, 2006 and 2005	Part II. Item 8.	300
Statements of Retained Earnings for the Years Ended December 31, 2006, 2005, and 2004	Part II. Item 8.	302
Selected Financial Data - Five-Year Comparison	Part II. Item 6.	303
Entergy New Orleans, Inc. (Debtor-in-possession)
Management's Financial Discussion and Analysis	Part II. Item 7.
Hurricane Katrina		304
Bankruptcy Proceedings		305
Results of Operations		307
Liquidity and Capital Resources		310
Significant Factors and Known Trends		313
Critical Accounting Estimates		315
New Accounting Pronouncements		316
Report of Independent Registered Public Accounting Firm		317
Income Statements For the Years Ended December 31, 2006, 2005, and 2004	Part II. Item 8.	318
Statements of Cash Flows For the Years Ended December 31, 2006, 2005, and 2004	Part II. Item 8.	319
Balance Sheets, December 31, 2006 and 2005	Part II. Item 8.	320
Statements of Retained Earnings for the Years Ended December 31, 2006, 2005, and 2004	Part II. Item 8.	322
Selected Financial Data - Five-Year Comparison	Part II. Item 6.	323
System Energy Resources, Inc.
Management's Financial Discussion and Analysis	Part II. Item 7.
Results of Operations		324
Liquidity and Capital Resources		324
Significant Factors and Known Trends		327
Critical Accounting Estimates		328
New Accounting Pronouncements		329
Report of Independent Registered Public Accounting Firm		330
Income Statements For the Years Ended December 31, 2006, 2005, and 2004	Part II. Item 8.	331
Statements of Cash Flows For the Years Ended December 31, 2006, 2005, and 2004	Part II. Item 8.	333
Balance Sheets, December 31, 2006 and 2005	Part II. Item 8.	334
Statements of Retained Earnings for the Years Ended December 31, 2006, 2005, and 2004	Part II. Item 8.	336
Selected Financial Data - Five-Year Comparison	Part II. Item 6.	337

Properties	Part I. Item 2.	338
Legal Proceedings	Part I. Item 3.	338
Submission of Matters to a Vote of Security Holders	Part I. Item 4.	338
Directors and Executive Officers of Entergy Corporation	Part III. Item 10.	338
Market for Registrants' Common Equity and Related Stockholder Matters	Part II. Item 5.	340
Selected Financial Data	Part II. Item 6.	342
Management's Discussion and Analysis of Financial Condition and Results of Operations	Part II. Item 7.	342
Quantitative and Qualitative Disclosures About Market Risk	Part II. Item 7A.	342
Financial Statements and Supplementary Data	Part II. Item 8.	342
Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	Part II. Item 9.	342
Controls and Procedures	Part II. Item 9A.	343
Attestation Report of Registered Public Accounting Firm	Part II. Item 9A.	344
Other Information	Part II. Item 9B.	351
Directors and Executive Officers of the Registrants	Part III. Item 10.	352
Executive Compensation	Part III. Item 11.	356
Security Ownership of Certain Beneficial Owners and Management	Part III. Item 12.	392
Certain Relationships and Related Transactions and Director Independence	Part III. Item 13.	395
Principal Accountant Fees and Services	Part III. Item 14.	396
Exhibits and Financial Statement Schedules	Part IV. Item 15.	399
Signatures		400
Consents of Independent Registered Public Accounting Firm		407
Report of Independent Registered Public Accounting Firm		409
Index to Financial Statement Schedules		S-1
Exhibit Index		E-1

This combined Form 10-K is separately filed by Entergy Corporation and its six "Registrant Subsidiaries": Entergy Arkansas, Inc., Entergy Gulf States, Inc., Entergy Louisiana, LLC, Entergy Mississippi, Inc., Entergy New Orleans, Inc., and System Energy Resources, Inc. Information contained herein relating to any individual company is filed by such company on its own behalf. Each company makes representations only as to itself and makes no other representations whatsoever as to any other company.

The report should be read in its entirety as it pertains to each respective registrant. No one section of the report deals with all aspects of the subject matter. Separate Item 6, 7, and 8 sections are provided for each registrant, except for the Notes to the financial statements. The Notes to the financial statements for all of the registrants are combined. All Items other than 6, 7, and 8 are combined for the registrants.

FORWARD-LOOKING INFORMATION

In this combined report and from time to time, Entergy Corporation, the Utility operating companies and System Energy, each makes statements as registrants concerning its expectations, beliefs, plans, objectives, goals, strategies, and future events or performance. Such statements are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "believes," "intends," "plans," "predicts" and "estimates" and similar expressions are intended to identify forward-looking statements but are not the only means to identify these statements. Although each of these registrants believes that these forward-looking statements and the underlying assumptions are reasonable, it cannot provide assurance that they will prove correct. Any forward-looking statement is based on information current as of the date of this combined report and speaks only as of the date on which such statement is made. Except to the extent required by the federal securities laws, these registrants undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Forward-looking statements involve a number of risks and uncertainties. There are factors that could cause actual results to differ materially from those expressed or implied in the forward-looking statements, including those factors discussed in (a) Item 1A. Risk Factors, (b) Item 7. Management's Financial Discussion and Analysis, and (c) the following factors (in addition to others described elsewhere in this combined report and in subsequent securities filings):

  resolution of pending and future rate cases and negotiations, including various performance-based rate discussions and implementation of Texas legislation, and other regulatory proceedings, including those related to Entergy's System Agreement, Entergy's utility supply plan, recovery of storm costs, and recovery of fuel and purchased power costs
  Entergy's and its subsidiaries' ability to manage their operation and maintenance costs changes in utility regulation, including the beginning or end of retail and wholesale competition, the ability to recover net utility assets and other potential stranded costs, the implementation of the independent coordinator of transmission that includes Entergy's utility service territory, and the application of market power criteria by the FERC the economic climate, and particularly growth in Entergy's service territory variations in weather and the occurrence of hurricanes and other storms and disasters, including uncertainties associated with efforts to remediate the effects of Hurricanes Katrina and Rita and recovery of costs associated with restoration including Entergy's ability to obtain financial assistance from governmental authorities in connection with these storms the outcome of the Chapter 11 bankruptcy proceeding of Entergy New Orleans, and the impact of this proceeding on other Entergy companies the performance of Entergy's generating plants, and particularly the capacity factors at its nuclear generating facilities changes in the financial markets, particularly those affecting the availability of capital and Entergy's ability to refinance existing debt, execute its share repurchase program, and fund investments and acquisitions actions of rating agencies, including changes in the ratings of debt and preferred stock, changes in general corporate ratings, and changes in the rating agencies' ratings criteria changes in inflation, and interest rates
  Entergy's ability to develop and execute on a point of view regarding future prices of electricity, natural gas, and other energy-related commodities
  Entergy's ability to purchase and sell assets at attractive prices and on other attractive terms prices for power generated by Entergy's unregulated generating facilities, the ability to hedge, sell power forward or otherwise reduce the market price risk associated with those facilities, including the Non-Utility Nuclear plants, and the prices and availability of fuel and power Entergy must purchase for its utility customers, and Entergy's ability to meet credit support requirements for fuel and power supply contracts volatility and changes in markets for electricity, natural gas, uranium, and other energy-related commodities changes in regulation of nuclear generating facilities and nuclear materials and fuel, including possible shutdown of nuclear generating facilities, particularly those in the northeastern United States uncertainty regarding the establishment of interim or permanent sites for spent nuclear fuel storage and disposal resolution of pending or future applications for license extensions or modifications of nuclear generating facilities

FORWARD-LOOKING INFORMATION (Concluded)

  changes in law resulting from the new federal energy legislation, including the effects of PUHCA repeal changes in environmental, tax, and other laws, including requirements for reduced emissions of sulfur, nitrogen, carbon, mercury, and other substances advances in technology
  the potential effects of threatened or actual terrorism and war the effects of Entergy's strategies to reduce tax payments the effects of litigation and government investigations
  changes in accounting standards and corporate governance
  Entergy's ability to attract and retain talented management and directors

DEFINITIONS

Certain abbreviations or acronyms used in the text and notes are defined below:

Abbreviation or Acronym	Term
AEEC	Arkansas Electric Energy Consumers
AFUDC	Allowance for Funds Used During Construction
ALJ	Administrative Law Judge
ANO 1 and 2	Units 1 and 2 of Arkansas Nuclear One Steam Electric Generating Station (nuclear), owned by Entergy Arkansas
APSC	Arkansas Public Service Commission
Board	Board of Directors of Entergy Corporation
Cajun	Cajun Electric Power Cooperative, Inc.
capacity factor	Actual plant output divided by maximum potential plant output for the period
City Council or Council	Council of the City of New Orleans, Louisiana
CPI-U	Consumer Price Index - Urban
DOE	United States Department of Energy
EITF	FASB's Emerging Issues Task Force
Energy Commodity Services	Entergy's business segment that includes Entergy-Koch, LP and Entergy's non-nuclear wholesale assets business
Entergy	Entergy Corporation and its direct and indirect subsidiaries
Entergy Corporation	Entergy Corporation, a Delaware corporation
Entergy-Koch	Entergy-Koch, LP, a joint venture equally owned by subsidiaries of Entergy and Koch Industries, Inc.
Entergy Louisiana	Entergy Louisiana, LLC
EPA	United States Environmental Protection Agency
EPDC	Entergy Power Development Corporation, a wholly-owned subsidiary of Entergy Corporation
ERCOT	Electric Reliability Council of Texas
FASB	Financial Accounting Standards Board
FEMA	Federal Emergency Management Agency
FERC	Federal Energy Regulatory Commission
firm liquidated damages

Transaction that requires receipt or delivery of energy at a specified delivery point (usually at a market hub not associated with a specific asset); if a party fails to deliver or receive energy, the defaulting party must compensate the other party as specified in the contract

FSP	FASB Staff Position
Grand Gulf	Unit No. 1 of Grand Gulf Steam Electric Generating Station (nuclear), 90% owned or leased by System Energy
GWh	Gigawatt-hour(s), which equals one million kilowatt-hours
Independence	Independence Steam Electric Station (coal), owned 16% by Entergy Arkansas, 25% by Entergy Mississippi, and 7% by Entergy Power
IRS	Internal Revenue Service
ISO	Independent System Operator
kV	Kilovolt
kW	Kilowatt
kWh	Kilowatt-hour(s)

i

DEFINITIONS (Continued)

Abbreviation or Acronym	Term

LDEQ	Louisiana Department of Environmental Quality
LPSC	Louisiana Public Service Commission
Mcf	1,000 cubic feet of gas
MMBtu	One million British Thermal Units
MPSC	Mississippi Public Service Commission
MW	Megawatt(s), which equals one thousand kilowatt(s)
MWh	Megawatt-hour(s)
Nelson Unit 6	Unit No. 6 (coal) of the Nelson Steam Electric Generating Station, owned 70% by Entergy Gulf States
Net debt ratio	Gross debt less cash and cash equivalents divided by total capitalization less cash and cash equivalents
Net MW in operation	Installed capacity owned or operated
Net revenue	Operating revenue net of fuel, fuel-related, and purchased power expenses; and other regulatory credits
Non-Utility Nuclear	Entergy's business segment that owns and operates five nuclear power plants and sells electric power produced by those plants to wholesale customers
NRC	Nuclear Regulatory Commission
NYPA	New York Power Authority
OASIS	Open Access Same Time Information Systems
PPA	Purchased power agreement
production cost	Cost in $/MMBtu associated with delivering gas, excluding the cost of the gas
PRP	Potentially responsible party (a person or entity that may be responsible for remediation of environmental contamination)
PUCT	Public Utility Commission of Texas
PUHCA 1935	Public Utility Holding Company Act of 1935, as amended
PUHCA 2005	Public Utility Holding Company Act of 2005, which repealed PUHCA 1935, among other things
PURPA	Public Utility Regulatory Policies Act of 1978
Registrant Subsidiaries	Entergy Arkansas, Inc., Entergy Gulf States, Inc., Entergy Louisiana, LLC, Entergy Mississippi, Inc., Entergy New Orleans, Inc., and System Energy Resources, Inc.
Ritchie Unit 2	Unit 2 of the R.E. Ritchie Steam Electric Generating Station (gas/oil)
River Bend	River Bend Steam Electric Generating Station (nuclear), owned by Entergy Gulf States
SEC	Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards as promulgated by the FASB
SMEPA	South Mississippi Electric Power Agency, which owns a 10% interest in Grand Gulf
spark spread	Dollar difference between electricity prices per unit and natural gas prices after assuming a conversion ratio for the number of natural gas units necessary to generate one unit of electricity
System Agreement	Agreement, effective January 1, 1983, as modified, among the Utility operating companies relating to the sharing of generating capacity and other power resources
System Energy	System Energy Resources, Inc.
System Fuels	System Fuels, Inc.

ii

DEFINITIONS (Concluded)

Abbreviation or Acronym	Term

TWh	Terawatt-hour(s), which equals one billion kilowatt-hours
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

UK	The United Kingdom of Great Britain and Northern Ireland
Utility	Entergy's business segment that generates, transmits, distributes, and sells electric power, with a small amount of natural gas distribution
Utility operating companies	Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans
Waterford 3	Unit No. 3 (nuclear) of the Waterford Steam Electric Generating Station, 100% owned or leased by Entergy Louisiana
weather-adjusted usage	Electric usage excluding the effects of deviations from normal weather
White Bluff	White Bluff Steam Electric Generating Station, 57% owned by Entergy Arkansas

iii

(Page left blank intentionally)

ENTERGY'S BUSINESS

Entergy Corporation is an integrated energy company engaged primarily in electric power production and retail electric distribution operations. Entergy owns and operates power plants with approximately 30,000 MW of electric generating capacity, and Entergy is the second-largest nuclear power generator in the United States. Entergy delivers electricity to 2.6 million utility customers in Arkansas, Louisiana, Mississippi, and Texas. Entergy generated annual revenues of $10.9 billion in 2006 and had approximately 13,800 employees as of December 31, 2006.

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

In addition to its two primary, reportable, operating segments, Entergy also operates the non-nuclear wholesale assets business. The non-nuclear wholesale assets business sells to wholesale customers the electric power produced by power plants that it owns while it focuses on improving performance and exploring sales or restructuring opportunities for its power plants. Such opportunities are evaluated consistent with Entergy's market-based point-of-view.

OPERATING INFORMATION
For the Years Ended December 31, 2006, 2005, and 2004

	Utility	Non-Utility Nuclear	Entergy Consolidated (a)
	(In Thousands)
2006
Operating revenues	$9,150,030	$1,544,873	$10,932,158
Operating expenses	$7,852,754	$1,082,743	$9,126,798
Other income	$155,651	$99,449	$348,587
Interest and other charges	$428,662	$47,424	$577,805
Income taxes	$333,105	$204,659	$443,044
Loss from discontinued operations	$-	$-	($496)
Net income	$691,160	$309,496	$1,132,602

2005
Operating revenues	$8,526,943	$1,421,547	$10,106,247
Operating expenses	$7,186,035	$996,012	$8,314,258
Other income	$111,186	$71,827	$211,451
Interest and other charges	$386,672	$50,874	$501,031
Income taxes	$405,662	$163,865	$559,284
Loss from discontinued operations	$-	$-	($44,794)
Net income	$659,760	$282,623	$898,331

2004
Operating revenues	$8,142,808	$1,341,852	$9,685,521
Operating expenses	$6,795,146	$978,687	$8,035,349
Other income	$108,925	$78,141	$125,999
Interest and other charges	$406,315	$53,657	$501,301
Income taxes	$406,864	$142,620	$365,305
Loss from discontinued operations	$-	$-	($41)
Net income	$643,408	$245,029	$909,524

CASH FLOW INFORMATION
For the Years Ended December 31, 2006, 2005, and 2004

	Utility	Non-Utility Nuclear	Entergy Consolidated (a)
	(In Thousands)
2006
Net cash flow provided by operating activities	$2,564,009	$833,318	$3,419,415
Net cash flow used in investing activities	($1,564,509)	($450,219)	($1,899,149)
Net cash flow used in financing activities	($736,693)	($211,544)	($1,083,727)

2005
Net cash flow provided by operating activities	$973,692	$551,263	$1,467,808
Net cash flow used in investing activities	($1,709,175)	($368,497)	($1,992,608)
Net cash flow provided by (used in) financing activities	$646,588	($110,482)	$496,390

2004
Net cash flow provided by operating activities	$2,207,876	$414,518	$2,929,319
Net cash flow used in investing activities	($1,198,009)	($386,023)	($1,143,225)
Net cash flow used in financing activities	($824,579)	($37,894)	($1,671,859)

FINANCIAL POSITION INFORMATION
As of December 31, 2006 and 2005

	Utility	Non-Utility Nuclear	Entergy Consolidated (a)
	(In Thousands)
2006
Current assets	$2,400,212	$820,613	$3,325,434
Other property and investments	$1,584,160	$1,581,610	$3,347,453
Property, plant and equipment - net	$16,939,438	$2,252,415	$19,438,077
Deferred debits and other assets	$4,314,549	$715,092	$4,971,767
Current liabilities	$1,990,160	$543,384	$2,465,130
Non-current liabilities	$16,928,131	$2,115,289	$20,419,714
Shareholders' equity	$6,320,068	$2,711,056	$8,197,887

2005
Current assets	$3,188,548	$699,299	$4,062,682
Other property and investments	$1,433,300	$1,473,450	$3,213,917
Property, plant and equipment - net	$16,899,266	$2,001,727	$19,197,045
Deferred debits and other assets	$3,727,706	$713,096	$4,384,013
Current liabilities	$2,326,053	$517,847	$3,112,366
Non-current liabilities	$16,254,896	$2,254,827	$19,997,020
Shareholders' equity	$6,667,871	$2,114,898	$7,748,271

(a) In addition to the two operating segments presented here, Entergy Consolidated also includes Entergy Corporation (parent company), other business activity, and intercompany eliminations, including the Energy Commodity Services business, the Competitive Retail Services business, and earnings on the proceeds of sales of previously-owned businesses. The Energy Commodity Services business was presented as a reportable segment prior to 2005, but it has not met the quantitative thresholds for a reportable segment since 2003, and with the sale of Entergy-Koch's businesses in 2004, management does not expect the Energy Commodity Services business to meet the quantitative thresholds in the foreseeable future. The 2004 information in the tables above has been restated to include the Energy Commodity Services business in the Entergy Consolidated column. As a result of the Entergy New Orleans bankruptcy filing, Entergy has discontinued the consolidation of Entergy New Orleans retroactive to January 1, 2005, and is reporting Entergy New Orleans results under the equity method of accounting.

The following shows the principal subsidiaries and affiliates within Entergy's business segments. Companies that file reports and other information with the SEC under the Securities Exchange Act of 1934 are identified in bold-faced type.

Entergy Corporation

Utility	Non-Utility Nuclear	Other Businesses

Entergy Arkansas, Inc.	Entergy Nuclear Operations, Inc.	Energy Commodity Services
Entergy Gulf States, Inc.	Entergy Nuclear Finance, Inc.
Entergy Louisiana Holdings, Inc.	Entergy Nuclear Generation Co. (Pilgrim)	Entergy-Koch, LP	Non-Nuclear Wholesale Assets
Entergy Louisiana, LLC	Entergy Nuclear FitzPatrick LLC	(50% ownership)
Entergy Mississippi, Inc.	Entergy Nuclear Indian Point 2, LLC		Entergy Power Development Corp.
Entergy New Orleans, Inc.	Entergy Nuclear Indian Point 3, LLC		Entergy Asset Management, Inc.
System Energy Resources, Inc.	Entergy Nuclear Vermont Yankee, LLC		Entergy Power, Inc.
Entergy Operations, Inc.	Entergy Nuclear, Inc.
Entergy Services, Inc.	Entergy Nuclear Fuels Company
System Fuels, Inc.	Entergy Nuclear Nebraska LLC
Entergy Nuclear Power Marketing LLC

Strategy

Entergy aspires continually to achieve industry-leading total shareholder returns in an environmentally responsible fashion by leveraging the scale and expertise inherent in its core nuclear and utility operations.  Entergy's scope includes electricity generation, transmission and distribution as well as natural gas transportation and distribution.  Entergy focuses on operational excellence with an emphasis on safety, reliability, customer service, sustainability, cost efficiency, and risk management.  Entergy also focuses on portfolio management to make periodic buy, build, hold, or sell decisions based upon its analytically-derived points of view which are continuously updated as market conditions evolve.

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

Part I, Item 1 is continued on page 165.

ENTERGY CORPORATION AND SUBSIDIARIES

REPORT OF MANAGEMENT

Management of Entergy Corporation and its subsidiaries has prepared and is responsible for the financial statements and related financial information included in this document. To meet this responsibility, management establishes and maintains a system of internal controls designed to provide reasonable assurance regarding the preparation and fair presentation of financial statements in accordance with generally accepted accounting principles. This system includes communication through written policies and procedures, an employee Code of Entegrity, and an organizational structure that provides for appropriate division of responsibility and training of personnel. This system is also tested by a comprehensive internal audit program.

Entergy management assesses the effectiveness of Entergy's internal control over financial reporting on an annual basis. In making this assessment, management uses the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Management acknowledges, however, that all internal control systems, no matter how well designed, have inherent limitations and can provide only reasonable assurance with respect to financial statement preparation and presentation.

Entergy Corporation and its subsidiaries' independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on Entergy management's assessment of the effectiveness of Entergy's internal control over financial reporting as of December 31, 2006, which is included herein on pages 344 through 350.

In addition, the Audit Committee of the Board of Directors, composed solely of independent Directors, meets with the independent auditors, internal auditors, management, and internal accountants periodically to discuss internal controls, and auditing and financial reporting matters. The Audit Committee appoints the independent auditors annually, seeks shareholder ratification of the appointment, and reviews with the independent auditors the scope and results of the audit effort. The Audit Committee also meets periodically with the independent auditors and the chief internal auditor without management present, providing free access to the Audit Committee.

Based on management's assessment of internal controls using the COSO criteria, management believes that Entergy maintained effective internal control over financial reporting as of December 31, 2006. Management further believes that this assessment, combined with the policies and procedures noted above, provides reasonable assurance that Entergy's financial statements are fairly and accurately presented in accordance with generally accepted accounting principles.

J. WAYNE LEONARD Chairman and Chief Executive Officer of Entergy Corporation	LEO P. DENAULT Executive Vice President and Chief Financial Officer of Entergy Corporation
HUGH T. MCDONALD Chairman, President, and Chief Executive Officer of Entergy Arkansas, Inc.	JOSEPH F. DOMINO Chairman of Entergy Gulf States, Inc., President and Chief Executive Officer - Texas of Entergy Gulf States, Inc.
E. RENAE CONLEY Chair of the Board, President, and Chief Executive Officer of Entergy Louisiana, LLC; President and Chief Executive Officer- Louisiana of Entergy Gulf States, Inc.	CAROLYN C. SHANKS Chairman, President, and Chief Executive Officer of Entergy Mississippi, Inc.
RODERICK K. WEST President and Chief Executive Officer of Entergy New Orleans, Inc.	GARY J. TAYLOR Chairman, President, and Chief Executive Officer of System Energy Resources, Inc.
THEODORE H. BUNTING, JR. Vice President and Chief Financial Officer of System Energy Resources, Inc.	JAY A. LEWIS Vice President and Chief Financial Officer of Entergy Arkansas, Inc., Entergy Gulf States, Inc., Entergy Louisiana, LLC, Entergy Mississippi, Inc., and Entergy New Orleans, Inc.

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

In addition to its two primary, reportable, operating segments, Entergy also operates the non-nuclear wholesale assets business. The non-nuclear wholesale assets business sells to wholesale customers the electric power produced by power plants that it owns while it focuses on improving performance and exploring sales or restructuring opportunities for its power plants. Such opportunities are evaluated consistent with Entergy's market-based point-of-view.

Following are the percentages of Entergy's consolidated revenues and net income generated by its operating segments and the percentage of total assets held by them:

	% of Revenue			% of Net Income			% of Total Assets
Segment	2006	2005	2004	2006	2005	2004	2006	2005	2004

Utility	84	84	84	61	73	71	81	82	81
Non-Utility Nuclear	14	14	14	27	31	27	17	16	16
Parent Company & Other Business Segments	2	2	2	12	(4)	2	2	2	3

Hurricane Katrina and Hurricane Rita

In August and September 2005, Hurricanes Katrina and Rita caused catastrophic damage to large portions of the Utility's service territory in Louisiana, Mississippi, and Texas, including the effect of extensive flooding that resulted from levee breaks in and around the greater New Orleans area. The storms and flooding resulted in widespread power outages, significant damage to electric distribution, transmission, and generation and gas infrastructure, and the loss of sales and customers due to mandatory evacuations and the destruction of homes and businesses. Total restoration costs through December 31, 2006 for the repair or replacement of the Utility's electric and gas facilities damaged by Hurricanes Katrina and Rita and for business continuity are $1.48 billion (including $38 million of AFUDC). The costs include $828 million in construction expenditures and $654 million recorded originally as regulatory assets. Entergy recorded regulatory assets in accordance with its accounting policies because management believes that recovery of these prudently incurred costs through some form of regulatory mechanism is probable, based on historic treatment of such costs in the Utility's service territories and communications with local regulators. These costs do not include other potential incremental losses, such as the inability to recover fixed costs scheduled for recovery through base rates, which base rate revenue was not received due to a loss of anticipated sales. For instance, at Entergy New Orleans, the Utility operating company that continues to experience a reduction in the level of cost recovery due to lost customers caused by Hurricane Katrina, Entergy estimates that lost net revenue due to Hurricane Katrina will total approximately $194 million through 2007. In addition, Entergy estimates that the hurricanes caused $38 million of uncollectible Utility customer receivables. Entergy estimates that its additional storm restoration spending, excluding Entergy New Orleans, will be approximately $60 million.

Entergy New Orleans has spent approximately $188 million on storm restoration through December 31, 2006, and estimates that it will ultimately spend approximately $275 million. Entergy New Orleans also incurred $22 million of uncollectible accounts receivable because of Hurricane Katrina. The storm restoration cost estimate includes approximately $80 million in spending for accelerated rebuilding of the gas system in New Orleans that Entergy New Orleans expects will be necessary due to massive salt water intrusion into the system caused by the flooding in New Orleans. The salt water intrusion is expected to shorten the life of the gas system, making it necessary to rebuild that system over time, earlier than otherwise would be expected. The storm restoration cost estimate given above does not include the longer-term spending expected for the gas rebuild project. Entergy New Orleans currently estimates the additional longer-term costs to rebuild the gas system to be $385 million, with the project extending for many years into the future.

Entergy is pursuing a broad range of initiatives to recover storm restoration and business continuity costs. Initiatives include obtaining reimbursement of certain costs covered by insurance, obtaining assistance through federal legislation for damage caused by Hurricanes Katrina and Rita, and, as noted above, pursuing recovery through existing or new rate mechanisms regulated by the FERC and local regulatory bodies, in combination with securitization. Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans have filed with their respective retail regulators for recovery of storm restoration costs. The proceedings are discussed in Note 2 to the financial statements.

See Note 8 to the financial statements for a discussion of Entergy's non-nuclear property insurance program. Entergy is currently evaluating the amount of the covered losses for each of the affected Utility operating companies, working with insurance adjusters, and preparing proofs of loss for Hurricanes Katrina and Rita. There is an aggregation limit of $1 billion for all parties insured by OIL, Entergy's primary insurer, for any one occurrence, and Entergy has been notified by OIL that it expects claims for both Hurricanes Katrina and Rita to materially exceed this limit. The Utility operating companies have received $51.5 million through December 31, 2006 on their insurance claims. Entergy currently estimates that its remaining net insurance recoveries for the losses caused by the hurricanes, including the effect of the OIL aggregation limit being exceeded, will be approximately $350 million. Entergy currently expects to receive payment for the majority of its estimated insurance recoveries related to Hurricanes Katrina and Rita through 2009.

Community Development Block Grants (CDBG)

In December 2005, the U.S. Congress passed the Katrina Relief Bill, a hurricane aid package that includes $11.5 billion in Community Development Block Grants (for the states affected by Hurricanes Katrina, Rita, and Wilma) that allows state and local leaders to fund individual recovery priorities. The bill includes language that permits funding to be provided for infrastructure restoration.

Entergy Mississippi filed a request with the Mississippi Development Authority for CDBG funding for reimbursement of its Hurricane Katrina infrastructure restoration costs and received $81 million in October 2006.

Entergy New Orleans, Entergy Louisiana, and Entergy Gulf States-Louisiana provided justification statements to state and local officials in March 2006 and presented revised justification statements to the Louisiana Recovery Authority (LRA) in September 2006. The statements include the estimated costs of Hurricanes Katrina and Rita damage, as well as for Entergy New Orleans a lost customer base component intended to help offset the need for storm-related rate increases. The statements include justification for CDBG funding of $592 million for Entergy New Orleans, $539 million for Entergy Louisiana, and $183 million for Entergy Gulf States-Louisiana.

In October 2006, the LRA Board endorsed a resolution proposing to allocate $200 million in CDBG funds to Entergy New Orleans to defray gas and electric utility system repair costs in an effort to provide rate relief for Entergy New Orleans customers. The proposal was developed as an action plan amendment and published for public comment. State lawmakers approved the action plan in December 2006, and the U. S. Department of Housing and Urban Development approved it in February 2007. In addition, the City Council must review and certify the amount of Entergy New Orleans' eligible storm costs before an application can be filed with the LRA and CDBG funding can be released to Entergy New Orleans. Entergy

New Orleans filed applications seeking City Council certification of $210 million in storm-related costs incurred through December 2006. Entergy New Orleans has supplemented this request to include the estimated future cost of the gas system rebuild. In January 2007, the City Council passed a resolution in which it stated its intent to render a decision in the certification proceeding by March 2007.

Entergy New Orleans Bankruptcy

Because of the effects of Hurricane Katrina, on September 23, 2005, Entergy New Orleans filed a voluntary petition in the United States Bankruptcy Court for the Eastern District of Louisiana seeking reorganization relief under the provisions of Chapter 11 of the United States Bankruptcy Code (Case No. 05-17697). Entergy Corporation owns 100 percent of the common stock of Entergy New Orleans, has continued to supply general and administrative services through Entergy Services, and has provided debtor-in-possession financing to Entergy New Orleans. Uncertainties surrounding the nature, timing, and specifics of the bankruptcy proceedings, however, caused Entergy to deconsolidate Entergy New Orleans and reflect Entergy New Orleans' financial results under the equity method of accounting retroactive to January 1, 2005. Because Entergy owns all of the common stock of Entergy New Orleans, this change did not affect the amount of net income Entergy records from Entergy New Orleans' operations for any current or prior period, but did result in Entergy New Orleans' net income for 2005 and 2006 being presented as "Equity in earnings (loss) of unconsolidated equity affiliates" rather than its results being included in each individual income statement line item, as is the case for periods prior to 2005. Entergy has reviewed the carrying value of its equity investment in Entergy New Orleans to determine if an impairment has occurred as a result of the storm, the flood, the power outages, restoration costs, and changes in customer load. Entergy determined that no impairment has occurred because management believes that cost recovery is probable. Entergy will continue to assess the carrying value of its investment in Entergy New Orleans as developments occur in Entergy New Orleans' recovery efforts.

On February 5, 2007, Entergy New Orleans filed an amended plan of reorganization and a disclosure statement with the bankruptcy court. The bankruptcy court entered an order on February 13, 2007 that approves the adequacy of Entergy New Orleans' disclosure statement. The Unsecured Creditors' Committee also filed a plan of reorganization on February 5, 2007. The Unsecured Creditors' Committee's plan is similar in some respects to Entergy New Orleans' plan, but contains several differences. The significant differences are noted below. A hearing regarding confirmation for both plans of reorganization is scheduled for May 3 and 4, 2007.

Entergy New Orleans' plan of reorganization reflects its continuing effort to work with federal, state, and local authorities to resolve the bankruptcy in a manner that allows Entergy New Orleans' customers to be served by a financially viable entity as required by law. The plan of reorganization provides full compensation to Entergy New Orleans' creditors whose claims are allowed by the bankruptcy court. Conditions precedent proposed in Entergy New Orleans' plan of reorganization before it can become effective include:

  A final confirmation order from the bankruptcy court approving the plan of reorganization;
  Receipt by Entergy New Orleans of insurance proceeds of at least $50 million;
  Receipt by Entergy New Orleans of $200 million in CDBG funding; and
  No material adverse change shall have occurred from and after the confirmation date of the plan of reorganization.

In addition, key factors that will continue to influence the timing and outcome of Entergy New Orleans' recovery efforts include the level of economic recovery of New Orleans and the number of customers that return to New Orleans, including the timing of their return. Entergy New Orleans currently estimates that approximately 95,000 electric customers and 65,000 gas customers have returned and are taking service. Prior to Hurricane Katrina, Entergy New Orleans had approximately 190,000 electric customers and 144,000 gas customers.

The Unsecured Creditors' Committee's plan does not contain the conditions precedent regarding receipt by Entergy New Orleans of insurance proceeds and CDBG funds. Instead, the Unsecured Creditors' Committee's plan proposes exit financing of up to $150 million, with a maturity of up to 5 years, and with an estimated interest rate of 10.5%, increasing by 1% per year. Obtaining this exit financing is a condition precedent to the Unsecured Creditors' Committee's plan.

The bankruptcy judge set a date of April 19, 2006 by which creditors with prepetition claims against Entergy New Orleans, with certain exceptions, had to file their proofs of claim in the bankruptcy case. Approximately 560 claims, including amending claims, have been filed thus far in Entergy New Orleans' bankruptcy proceeding. Entergy New Orleans is currently analyzing the accuracy and validity of the claims filed, and is seeking withdrawal or modification of claims or objecting to claims with which it disagrees. Several of the filed claims have been withdrawn or disallowed by the bankruptcy court. Entergy New Orleans currently estimates that the prepetition claims that will be allowed in the bankruptcy case will approximate the prepetition liabilities currently recorded by Entergy New Orleans.

Entergy New Orleans' plan of reorganization proposes to pay the third-party prepetition accounts payable in full in cash and to issue three-year notes in satisfaction of the affiliate prepetition accounts payable, and proposes that its first mortgage bonds will remain outstanding with their current maturity dates and interest terms. The plan of reorganization proposes that Entergy New Orleans' preferred stock will also remain outstanding on its current dividend terms, with payment of unpaid preferred dividends in arrears. The Unsecured Creditors' Committee's plan is similar, but would pay the affiliate prepetition accounts payable in cash.

Entergy New Orleans' plan of reorganization proposes to pay interest from September 23, 2005 on the third-party and affiliate accounts payable at the Louisiana judicial rate of interest in 2005 (6%) and 2006 (8%), and at the Louisiana judicial rate of interest plus 1% thereafter. The Louisiana judicial rate of interest is 9.5% for 2007. Pursuant to an agreement with the first mortgage bondholders, Entergy New Orleans' plan of reorganization also proposes to pay the first mortgage bondholders an amount equal to the one year of interest from the bankruptcy petition date that the bondholders had waived previously in the bankruptcy proceeding. As approved by the bankruptcy court, Entergy New Orleans has begun paying interest accruing after September 23, 2006 on its first mortgage bonds. In the fourth quarter 2006 Entergy New Orleans accrued for the interest from September 23, 2005 through December 2006 and for the proposed payment to the bondholders in the amount of the one year of waived interest.

Municipalization is one potential outcome of Entergy New Orleans' recovery effort that may be pursued by a stakeholder or stakeholders, even after Entergy New Orleans exits from bankruptcy. In June 2006, the Louisiana Legislature passed a law that establishes a governance structure for a public power authority, if municipalization of Entergy New Orleans' utility business is pursued. Entergy New Orleans' October 2006 settlement approved by the City Council allowing phased-in rate increases through 2008, discussed in "Significant Factors and Known Trends", provides that Entergy New Orleans will work with the City Council to seek an exception to the Stafford Act that will afford Stafford Act protections to Entergy New Orleans if another catastrophic event affects Entergy New Orleans. The Stafford Act provides for restoration funding from the federal government for municipal and cooperative utilities, but does not allow such funding for investor-owned utilities like Entergy New Orleans.

Results of Operations

2006 Compared to 2005

Following are income statement variances for Utility, Non-Utility Nuclear, Parent & Other business segments, and Entergy comparing 2006 to 2005 showing how much the line item increased or (decreased) in comparison to the prior period:

	Utility	Non-Utility Nuclear	Parent & Other	Entergy
	(In Thousands)

2005 Consolidated Net Income (Loss)	$659,760	$282,623	($44,052)	$898,331

Net revenue (operating revenue less fuel expense, purchased power, and other regulatory charges (credits) - net)	195,681	114,028	3,952	313,661
Other operation and maintenance expenses	177,725	49,264	(13,831)	213,158
Taxes other than income taxes	38,662	8,489	(1,111)	46,040
Depreciation	19,780	13,215	(1,580)	31,415
Other income	44,465	27,622	65,049	137,136
Interest charges	41,990	(3,450)	38,234	76,774
Other expenses	3,146	6,465	66	9,677
Discontinued operations (net-of-tax)	-	-	44,298	44,298
Income taxes	(72,557)	40,794	(84,477)	(116,240)

2006 Consolidated Net Income	$691,160	$309,496	$131,946	$1,132,602

Refer to "SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON OF ENTERGY CORPORATION AND SUBSIDIARIES" which accompanies Entergy Corporation's financial statements in this report for further information with respect to operating statistics.

Net Revenue

Utility

Following is an analysis of the change in net revenue, which is Entergy's measure of gross margin, comparing 2006 to 2005.

Amount
(In Millions)

2005 net revenue	$4,075.4
Base revenues/Attala costs	143.2
Fuel recovery	39.6
Pass-through rider revenue	35.5
Transmission revenue	20.8
Storm cost recovery	12.3
Volume/weather	10.6
Price applied to unbilled electric sales	(43.7)
Purchased power capacity	(34.5)
Other	11.9
2006 net revenue	$4,271.1

The base revenues variance resulted primarily from increases effective October 2005 in the Louisiana jurisdiction of Entergy Gulf States for the 2004 formula rate plan filing and the annual revenue requirement related to the purchase of power from the Perryville generating station, and increases in the Texas jurisdiction of Entergy Gulf States related to an incremental purchased capacity recovery rider that began in December 2005 and a transition to competition rider that began in March 2006. The Attala costs variance is due to the recovery of Attala power plant costs at Entergy Mississippi through the power management rider. The net income effect of the Attala cost recovery is partially offset by Attala costs in other operation and maintenance expenses, depreciation expense, and taxes other than income taxes.

The fuel recovery variance resulted primarily from adjustments of fuel clause recoveries at Entergy Gulf States - Louisiana and increased recovery in 2006 of fuel costs from retail and special rate customers.

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

The storm cost recovery variance is due to the return earned on the interim recovery of storm-related costs at Entergy Louisiana and Entergy Gulf States - Louisiana in 2006 as allowed by the LPSC. The storm cost recovery filings are discussed in Note 2 to the financial statements.

The volume/weather variance resulted from an increase of 1.7% in electricity usage primarily in the industrial sector. The increase was partially offset by the effect of less favorable weather on billed sales in the residential sector, compared to the same period in 2005, and a decrease in usage during the unbilled period.

The price applied to unbilled sales variance is due to the exclusion in 2006 of the fuel cost component in the calculation of the price applied to unbilled sales. Effective January 1, 2006, the fuel cost component is no longer included in the unbilled revenue calculation at Entergy Louisiana and the Louisiana jurisdiction of Entergy Gulf States, which is in accordance with regulatory treatment. See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" herein.

The purchased power capacity variance is primarily due to higher capacity charges and new purchased power contracts in 2006. A portion of the variance is due to the amortization of deferred capacity costs and is offset in base revenues due to base rate increases implemented to recover incremental deferred and ongoing purchased power capacity charges, as discussed above.

Non-Utility Nuclear

Net revenue increased for Non-Utility Nuclear primarily due to higher pricing in its contracts to sell power. Also contributing to the increase in revenues was increased generation in 2006 due to power uprates completed in 2005 and 2006 at certain plants and fewer refueling outages in 2006. Following are key performance measures for Non-Utility Nuclear for 2006 and 2005:

	2006	2005

Net MW in operation at December 31	4,200	4,105
Average realized price per MWh	$44.59	$42.39
Generation in GWh for the period	34,655	33,539
Capacity factor for the period	95%	93%

Other Operation and Maintenance Expenses

Other operation and maintenance expenses increased for the Utility from $1.471 billion in 2005 to $1.649 billion in 2006 primarily due to the following:
  an increase of $52 million in payroll and benefits costs;
  an increase of $20 million in nuclear costs as a result of higher NRC fees, security costs, labor-related costs, and a non-refueling plant outage at Entergy Gulf States in February 2006;
  an increase of $16 million in customer service support costs due to an increase in contract costs and an increase in customer write-offs;
  the receipt in 2005 of proceeds of $16 million from a settlement, which is discussed further in "Significant Factors and Known Trends - Central States Compact Claim;"
  an increase of $16 million in fossil operating costs due to the purchase of the Attala plant in January 2006 and the Perryville plant coming online in July 2005;
  an increase of $12 million related to storm reserves. This increase does not include costs associated with Hurricanes Katrina and Rita; and
  an increase of $12 million due to a return to normal expense patterns in 2006 versus the deferral or capitalization of storm costs in 2005.

Other operation and maintenance expenses increased for Non-Utility Nuclear from $588 million in 2005 to $637 million in 2006 primarily due to the timing of refueling outages, increased benefit and insurance costs, and increased NRC fees.

Taxes Other Than Income Taxes

Taxes other than income taxes increased for the Utility from $322 million in 2005 to $361 million in 2006 primarily due to an increase in city franchise taxes in Arkansas due to a change in 2006 in the accounting for city franchise tax revenues as directed by the APSC. The change results in an increase in taxes other than income taxes with a corresponding increase in rider revenue, resulting in no effect on net income. Also contributing to the increase was higher franchise tax expense at Entergy Gulf States as a result of higher gross revenues in 2006 and a customer refund in 2005.

Other Income

Other income increased for the Utility from $111 million in 2005 to $156 million in 2006 primarily due to carrying charges recorded on storm restoration costs.

Other income increased for Non-Utility Nuclear primarily due to miscellaneous income of $27 million ($16.6 million net-of-tax) resulting from a reduction in the decommissioning liability for a plant as a result of a revised decommissioning cost study and changes in assumptions regarding the timing of when decommissioning of a plant will begin.

Other income increased for Parent & Other primarily due to a gain related to its Entergy-Koch investment of approximately $55 million (net-of-tax) in the fourth quarter of 2006. In 2004, Entergy-Koch sold its energy trading and pipeline businesses to third parties. At that time, Entergy received $862 million of the sales proceeds in the form of a cash distribution by Entergy-Koch. Due to the November 2006 expiration of contingencies on the sale of Entergy-Koch's trading business, and the corresponding release to Entergy-Koch of sales proceeds held in escrow, Entergy received additional cash distributions of approximately $163 million during the fourth quarter of 2006 and recorded a gain of approximately $55 million (net-of-tax). Entergy expects future cash distributions upon liquidation of the partnership will be less than $35 million.

Interest Charges

Interest charges increased for the Utility and Parent & Other primarily due to additional borrowing to fund the significant storm restoration costs associated with Hurricanes Katrina and Rita.

Discontinued Operations

In April 2006, Entergy sold the retail electric portion of the Competitive Retail Services business operating in the ERCOT region of Texas, and now reports this portion of the business as a discontinued operation. Earnings for 2005 were negatively affected by $44.8 million (net-of-tax) of discontinued operations due to the planned sale. This amount includes a net charge of $25.8 million (net-of-tax) related to the impairment reserve for the remaining net book value of the Competitive Retail Services business' information technology systems. Results for 2006 include an $11.1 million gain (net-of-tax) on the sale of the retail electric portion of the Competitive Retail Services business operating in the ERCOT region of Texas.

Income Taxes

The effective income tax rates for 2006 and 2005 were 28.1% and 37.3%, respectively. The lower effective income tax rate in 2006 is primarily due to tax benefits, net of reserves, resulting from the tax capital loss recognized in connection with the liquidation of Entergy Power International Holdings, Entergy's holding company for Entergy-Koch, LP. Also contributing to the lower rate for 2006 is an IRS audit settlement that allowed Entergy to release from its tax reserves all settled issues from 1996-1998. See Note 3 to the financial statements for a reconciliation of the federal statutory rate of 35.0% to the effective income tax rates, and for additional discussion regarding income taxes.

2005 Compared to 2004

Following are income statement variances for Utility, Non-Utility Nuclear, Parent & Other business segments, and Entergy comparing 2005 to 2004 showing how much the line item increased or (decreased) in comparison to the prior period:

	Utility	Non-Utility Nuclear	Parent & Other	Entergy
	(In Thousands)

2004 Consolidated Net Income	$643,408	$245,029	$21,087	$909,524

Net revenue (operating revenue less fuel expense, purchased power, and other regulatory charges (credits) - net)	(168,559)	57,496	(16,384)	(127,447)
Other operation and maintenance expenses	(98,636)	(7,839)	(39,651)	(146,126)
Taxes other than income taxes	(22,400)	2,182	(896)	(21,114)
Depreciation	(39,883)	9,680	(6,994)	(37,197)
Other income	2,261	(6,314)	89,505	85,452
Interest charges	(19,643)	(2,783)	22,156	(270)
Other expenses	(886)	(8,897)	(44)	(9,827)
Provision for asset impairments	-	-	(55,000)	(55,000)
Discontinued operations (net-of-tax)	-	-	(44,753)	(44,753)
Income taxes	(1,202)	21,245	173,936	193,979

2005 Consolidated Net Income (Loss)	$659,760	$282,623	($44,052)	$898,331

The uncertainties inherent in Entergy New Orleans' bankruptcy proceedings caused Entergy to deconsolidate Entergy New Orleans and reflect Entergy New Orleans' financial results under the equity method of accounting retroactive to January 1, 2005. Because Entergy owns all of the common stock of Entergy New Orleans, this change did not affect the amount of net income Entergy records resulting from Entergy New Orleans' operations for any current or prior period, but did result in Entergy New Orleans' net income for 2005 and 2006 being presented as "Equity in earnings (loss) of unconsolidated equity affiliates" rather than its results being included in each individual income statement line item, as is the case for 2004. Transactions in 2005 and 2006 between Entergy New Orleans and other Entergy subsidiaries are not eliminated in consolidation as they are in 2004. The variance explanations for 2005 compared to 2004 below reflect the 2004 results of operations of Entergy New Orleans as if it were deconsolidated in 2004, consistent with the 2005 presentation as "Equity in earnings (loss) of unconsolidated equity affiliates." Entergy's as reported consolidated results for 2004 and the amounts included in those consolidated results for Entergy New Orleans, which exclude inter-company items, are set forth in the table below.

	For the Year Ended December 31, 2004
	Entergy Corporation and Subsidiaries (as reported)	Amounts required to deconsolidate Entergy New Orleans in 2004 *
	(In Thousands)

Operating Revenues	$9,685,521	($435,194)
Operating Expenses:
Fuel, fuel-related expenses, and gas purchased for resale and purchased power	4,189,818	(206,240)
Other operation and maintenance	2,268,332	(102,451)
Taxes other than income taxes	403,635	(43,577)
Depreciation and amortization	893,574	(29,657)
Other regulatory credits - net	(90,611)	4,670
Other operating expenses	370,601	-
Total Operating Expenses	$8,035,349	($377,255)
Other Income	$125,999	($2,044)
Interest and Other Charges	$501,301	($16,008)
Income from Continuing Operations Before Income Taxes	$1,274,870	($18,798)
Income Taxes	$365,305	($16,868)
Consolidated Net Income	$909,524	$-

*	Reflects the entry necessary to deconsolidate Entergy New Orleans for 2004. The column includes intercompany eliminations.

Net Revenue

Utility

Following is an analysis of the change in net revenue, which is Entergy's measure of gross margin, comparing 2005 to 2004.

Amount
(In Millions)

2004 net revenue (does not include $233.6 from Entergy New Orleans)	$4,010.3
Price applied to unbilled sales	40.8
Rate refund provisions	36.4
Volume/weather	3.6
2004 deferrals	(15.2)
Other	(0.5)
2005 net revenue	$4,075.4

The price applied to unbilled sales variance resulted primarily from an increase in the fuel cost component included in the price applied to unbilled sales. The increase in the fuel cost component is attributable to an increase in the market prices of natural gas and purchased power. See "Critical Accounting Estimates - Unbilled Revenue" and Note 1 to the financial statements for further discussion of the accounting for unbilled revenues.

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

Non-Utility Nuclear

Net revenue increased for Non-Utility Nuclear primarily due to higher pricing in its contracts to sell power. Also contributing to the increase in revenues was increased generation in 2005 due to power uprates at several plants completed in 2004 and 2005 and fewer planned and unplanned outages in 2005. Following are key performance measures for Non-Utility Nuclear for 2005 and 2004:

	2005	2004

Net MW in operation at December 31	4,105	4,058
Average realized price per MWh	$42.39	$41.26
Generation in GWh for the year	33,539	32,524
Capacity factor for the year	93%	92%

Other Operation and Maintenance Expenses

Other operation and maintenance expenses increased slightly for the Utility from $1.467 billion in 2004 to $1.471 billion in 2005. The variance includes the following:

  an increase of $10 million in nuclear expenses for contract and material costs associated with maintenance outages and nuclear refueling outage pre-work;
  an increase of $10 million in miscellaneous regulatory reserves;
  an increase of $8 million in storm reserves (unrelated to Hurricanes Katrina and Rita);
  an increase of $5 million in estimated loss provisions recorded for the bankruptcy of CashPoint, which managed a network of payment agents for the Utility operating companies;
  an increase of $5 million in payroll and benefits costs which includes higher pension and post-retirement benefit costs substantially offset by incentive compensation true-ups;
  a decrease of $18 million due to a shift in labor and material costs from normal maintenance work to storm restoration work; and
  a decrease of $16 million related to proceeds received from the radwaste settlement, which is discussed further in "Significant Factors and Known Trends - Central States Compact Claim."

Taxes Other Than Income Taxes

Taxes other than income taxes increased for the Utility from $300.7 million in 2004 to $321.9 million in 2005 primarily due to higher employment taxes and higher assessed values for ad valorem tax purposes in 2005.

Other Income

Other income decreased for the Utility from $134 million in 2004 to $111.2 million in 2005 primarily due to:

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
  a decrease of $26.3 million in Entergy New Orleans earnings, which is now reported as an unconsolidated equity affiliate for 2005 in the "Equity in earnings (loss) of unconsolidated equity affiliates" line on the Income Statement. The decrease in Entergy New Orleans' earnings is primarily a result of the effects of Hurricane Katrina, which caused lower net revenue, partially offset by lower other operation and maintenance expenses and lower interest charges; and
  a decrease of $10.1 million at Entergy Gulf States due to a reduction in 2004 in the loss provision for an environmental clean-up site.

The decrease for the Utility was partially offset by an increase of $35.3 million in interest and dividend income due to both the proceeds from the radwaste settlement, which is discussed further in "Significant Factors and Known Trends - Central States Compact Claim," and increased interest on temporary cash investments.

Other income decreased slightly for Non-Utility Nuclear from $78 million in 2004 to $72 million in 2005. 2005 includes $15.8 million net-of-tax resulting from a reduction in the decommissioning liability for a plant, and 2004 includes $11.9 million net-of-tax resulting from a reduction in the decommissioning liability for a plant. Both of these reductions are discussed in Note 9 to the financial statements.

Other income increased for Parent & Other primarily because of a $46.4 million loss in 2004 from Entergy's investment in Entergy-Koch, primarily resulting from Entergy-Koch's trading business reporting a loss from its operations in 2004. Miscellaneous income from proceeds of $18.9 million from the sale of SO2 allowances by the non-nuclear wholesale assets business also contributed to the increase.

Provision for Asset Impairments and Discontinued Operations

Entergy recorded a $55 million ($36 million net-of-tax) charge in 2004 as a result of an impairment of the value of the Warren Power plant, which is owned in the non-nuclear wholesale assets business. Entergy concluded that the plant's value was impaired based on valuation studies prepared in connection with the Entergy Asset Management stock sale discussed below.

Earnings for Parent & Other in 2005 were negatively affected by $44.8 million (net-of-tax) of discontinued operations due to the planned sale of the retail electric portion of Entergy's Competitive Retail Services business operating in the ERCOT region of Texas. This amount includes a net charge of $25.8 million, net-of-tax, related to the impairment reserve for the remaining net book value of the Competitive Retail Services business' information technology systems.

Income Taxes

The effective income tax rates for 2005 and 2004 were 37.3% and 28.7%, respectively. The lower effective income tax rate in 2004 is primarily due to a tax benefit resulting from the sale in December 2004 of preferred stock and less than 1% of the common stock of Entergy Asset Management, an Entergy subsidiary. An Entergy subsidiary sold the stock to a third party for $29.75 million. The sale resulted in a capital loss for tax purposes of $370 million, producing a net tax benefit of $97 million that Entergy recorded in the fourth quarter of 2004. See Note 3 to the financial statements for a reconciliation of the federal statutory rate of 35.0% to the effective income tax rates, and for additional discussion regarding income taxes.

Liquidity and Capital Resources

This section discusses Entergy's capital structure, capital spending plans and other uses of capital, sources of capital, and the cash flow activity presented in the cash flow statement.

Capital Structure

Entergy's capitalization is balanced between equity and debt, as shown in the following table. The decrease in the debt to capital percentage from 2005 to 2006 is the result of an increase in shareholders' equity, primarily due to an increase in retained earnings, partially offset by repurchases of common stock. The increase in the debt to capital percentage from 2004 to 2005 is the result of increased debt outstanding due to additional borrowings on Entergy Corporation's revolving credit facility, additional debt issuances, including Entergy Corporation's equity units issuance, along with a decrease in shareholders' equity, primarily due to repurchases of common stock.

	2006	2005	2004

Net debt to net capital at the end of the year	49.4%	51.5%	45.3%
Effect of subtracting cash from debt	2.9%	1.6%	2.1%
Debt to capital at the end of the year	52.3%	53.1%	47.4%

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

Long-term debt, including the currently maturing portion, makes up substantially all of Entergy's total debt outstanding. Following are Entergy's long-term debt principal maturities and estimated interest payments as of December 31, 2006. To estimate future interest payments for variable rate debt, Entergy used the rate as of December 31, 2006. The figures below include payments on the Entergy Louisiana and System Energy sale-leaseback transactions, which are included in long-term debt on the balance sheet.

Long-term debt maturities and estimated interest payments	2007	2008	2009	2010-2011	after 2011
	(In Millions)

Utility	$453	$1,154	$582	$1,389	$7,219
Non-Utility Nuclear	100	36	36	71	192
Parent Company and Other Business Segments	144	410	396	1,765	-
Total	$697	$1,600	$1,014	$3,225	$7,411

Note 5 to the financial statements provides more detail concerning long-term debt.

In May 2005, Entergy Corporation entered into a $2 billion five-year revolving credit facility, which expires in May 2010. In December 2005, Entergy Corporation entered into a $1.5 billion three-year revolving credit facility, which expires in December 2008. Entergy Corporation also has the ability to issue letters of credit against the total borrowing capacity of both the three-year and the five-year credit facilities.

Following is a summary of the borrowings outstanding and capacity available under these facilities as of December 31, 2006.

Facility	Capacity	Borrowings	Letters of Credit	Capacity Available
	(In Millions)

5-Year Facility	$2,000	$820	$94	$1,086
3-Year Facility	$1,500	$-	$-	$1,500

Entergy Corporation's credit facilities require it to maintain a consolidated debt ratio of 65% or less of its total capitalization. If Entergy fails to meet this debt ratio, or if Entergy or one of the Utility operating companies (other than Entergy New Orleans) default on other indebtedness or are in bankruptcy or insolvency proceedings, an acceleration of the credit facilities' maturity dates may occur.

Capital lease obligations, including nuclear fuel leases, are a minimal part of Entergy's overall capital structure, and are discussed further in Note 10 to the financial statements. Following are Entergy's payment obligations under those leases:

	2007	2008	2009	2010-2011	after 2011
	(In Millions)
Capital lease payments, including nuclear fuel leases	$153	$186	$-	$-	$2

Notes payable includes borrowings outstanding on credit facilities with original maturities of less than one year. Entergy Arkansas, Entergy Gulf States, and Entergy Mississippi each have 364-day credit facilities available as follows:

Company	Expiration Date	Amount of Facility	Amount Drawn as of Dec. 31, 2006

Entergy Arkansas	April 2007	$85 million	-
Entergy Gulf States	February 2011	$50 million (a)	-
Entergy Mississippi	May 2007	$30 million (b)	-
Entergy Mississippi	May 2007	$20 million (b)	-

(a)	The credit facility allows Entergy Gulf States to issue letters of credit against the borrowing capacity of the facility. As of December 31, 2006, $1.4 million in letters of credit had been issued.
(b)	Borrowings under the Entergy Mississippi facilities may be secured by a security interest in its accounts receivable.

Operating Lease Obligations and Guarantees of Unconsolidated Obligations

Entergy has a minimal amount of operating lease obligations and guarantees in support of unconsolidated obligations. Entergy's guarantees in support of unconsolidated obligations are not likely to have a material effect on Entergy's financial condition or results of operations. Following are Entergy's payment obligations as of December 31, 2006 on non-cancelable operating leases with a term over one year:

	2007	2008	2009	2010-2011	after 2011
	(In Millions)

Operating lease payments	$97	$80	$78	$123	$144

The operating leases are discussed more thoroughly in Note 10 to the financial statements.

Summary of Contractual Obligations of Consolidated Entities

Contractual Obligations	2007	2008-2009	2010-2011	after 2011	Total
	(In Millions)

Long-term debt (1)	$697	$2,614	$3,225	$7,411	$13,947
Capital lease payments (2)	$153	$186	$-	$2	$341
Operating leases (2)	$97	$158	$123	$144	$522
Purchase obligations (3)	$1,414	$2,127	$1,754	$3,690	$8,985

(1)	Includes estimated interest payments. Long-term debt is discussed in Note 5 to the financial statements.
(2)	Capital lease payments include nuclear fuel leases. Lease obligations are discussed in Note 10 to the financial statements.
(3)

Purchase obligations represent the minimum purchase obligation or cancellation charge for contractual obligations to purchase goods or services. Almost all of the total are fuel and purchased power obligations.

In addition to these contractual obligations, in 2007, Entergy expects to contribute $176 million to its pension plans, including Entergy New Orleans' contribution of $44 million, and $66 million to other postretirement plans, including Entergy New Orleans' contribution of $5 million.

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

Capital Expenditure Plans and Other Uses of Capital

Following are the amounts of Entergy's planned construction and other capital investments by operating segment for 2007 through 2009, excluding Entergy New Orleans:

Planned construction and capital investments	2007	2008	2009
	(In Millions)

Maintenance Capital:
Utility	$776	$763	$762
Non-Utility Nuclear	97	78	82
Parent and Other	12	3	1
	885	844	845
Capital Commitments:
Utility	406	985	482
Non-Utility Nuclear	447	172	219
	853	1,157	701
Total	$1,738	$2,001	$1,546

Entergy New Orleans' planned capital expenditures for the years 2007-2009 total $110 million, and in addition Entergy New Orleans expects for the years 2007-2009 to pay $109 million for capital investments related to Hurricane Katrina restoration and its gas rebuild project, of which $55 million is expected to be spent in 2007.

Maintenance Capital refers to amounts Entergy plans to spend on routine capital projects that are necessary to support reliability of its service, equipment, or systems and to support normal customer growth.

Capital Commitments refers to non-routine capital investments for which Entergy is either contractually obligated, has Board approval, or otherwise expects to make to satisfy regulatory or legal requirements. Amounts reflected in this category include the following:
  The potential construction or purchase of additional generation supply sources within the Utility's service territory through Entergy's supply plan initiative.
  The pending Palisades acquisition, which is discussed below.
  The pending $66 million Entergy Gulf States purchase of and investment in the Calcasieu plant, a 322 MW simple-cycle gas-fired power plant.
  Transmission improvements and upgrades designed to provide improved transmission flexibility in the Entergy System.
  Nuclear dry cask spent fuel storage and license renewal projects at certain nuclear sites.
  Environmental compliance spending.
  NYPA value sharing costs.

The planned construction and capital investment amounts given above include minimal amounts for initial development costs for potential new nuclear development at the Grand Gulf and River Bend sites in the Utility, including licensing and design activities. This project is in the early stages, and several issues remain to be addressed over time before significant capital would be committed to this project. From time to time, Entergy considers other capital investments as potentially being necessary or desirable in the future. Because no contractual obligation, commitment, or Board approval exists to pursue these investments, they are not included in Entergy's planned construction and capital investments. These potential investments are also subject to evaluation and approval in accordance with Entergy's policies before amounts may be spent.

In July 2006, Entergy's Non-Utility Nuclear business reached an agreement to purchase Consumers Energy Company's 798 MW Palisades nuclear energy plant located near South Haven, Michigan for $380 million. The NRC recently renewed until 2031 the Palisades' operating license. Entergy's Non-Utility Nuclear business will acquire the plant, nuclear fuel, and other assets. In the near-term, Entergy intends to finance the acquisition through borrowings under Entergy Corporation's revolving credit facilities. As part of the purchase, Entergy's Non-Utility Nuclear business also executed a 15-year purchased power agreement with Consumers Energy for 100% of the plant's output, excluding any future uprates. Entergy's Non-Utility Nuclear business will assume responsibility for eventual decommissioning of the plant. Consumers Energy will retain $200 million of the projected $566 million Palisades decommissioning trust fund balance, and Entergy may return approximately $100 million more of the trust fund to Consumers Energy depending upon a pending tax ruling. Also as part of the transaction, Consumers Energy will pay Entergy's Non-Utility Nuclear business $30 million to accept responsibility for spent fuel at the decommissioned Big Rock nuclear plant, which is located near Charlevoix, Michigan. Management expects to close the transaction in the second quarter 2007, pending the approvals of the NRC, the FERC, the Michigan Public Service Commission, and other regulatory agencies.

Estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of business restructuring, regulatory constraints, environmental regulations, business opportunities, market volatility, economic trends, and the ability to access capital.

The planned construction and capital investments given above do not include the costs associated with the potential interconnection between Entergy Gulf States and ERCOT that is discussed in Note 2 to the financial statements. These potential costs are currently estimated to be approximately $1 billion. The planned construction and capital investments given above also do not include the potential replacement of the Waterford 3 steam generators, which could be scheduled as early as 2011.  Routine inspections of the Waterford 3 steam generators during the fall 2006 refueling outage identified degradation of certain tube spacer supports in the steam generators that required repair beyond that anticipated prior to the refueling outage inspections.  Corrective measures were successfully implemented to permit continued operation of the steam generators. Future inspections of the steam generators will be scheduled to address this degradation mechanism and could result in additional planned outages, pending discussions with the NRC regarding this issue.  Entergy will continue to manage steam generator component life in accordance with industry standard practices.

Dividends and Stock Repurchases

Declarations of dividends on Entergy's common stock are made at the discretion of the Board. Among other things, the Board evaluates the level of Entergy's common stock dividends based upon Entergy's earnings, financial strength, and future investment opportunities. At its January 2007 meeting, the Board declared a dividend of $0.54 per share, which is the same quarterly dividend that Entergy has paid since the fourth quarter 2004. Entergy paid $449 million in 2006 and $454 million in 2005 in cash dividends on its common stock.

In accordance with Entergy's stock-based compensation plan, Entergy periodically grants stock options to its key employees, which may be exercised to obtain shares of Entergy's common stock. According to the plan, these shares can be newly issued shares, treasury stock, or shares purchased on the open market. Entergy's management has been authorized by the Board to repurchase on the open market shares up to an amount sufficient to fund the exercise of grants under the plans. In addition to this authority, the Board approved a program under which Entergy was authorized to repurchase up to $1.5 billion of its common stock through 2006. Entergy completed the $1.5 billion program in the fourth quarter 2006. In 2006, Entergy repurchased 6,672,000 shares of common stock under both programs for a total purchase price of $584 million.

On January 29, 2007, the Board approved a new repurchase program under which Entergy is authorized to repurchase up to $1.5 billion of its common stock, which Entergy expects to complete over the next two years.

Debtor-in-Possession Credit Agreement

On September 26, 2005, Entergy New Orleans, as borrower, and Entergy Corporation, as lender, entered into the Debtor-in-Possession (DIP) credit agreement, a debtor-in-possession credit facility to provide funding to Entergy New Orleans during its business restoration efforts. On December 9, 2005, the bankruptcy court issued its final order approving the DIP Credit Agreement. The credit facility provides for up to $200 million in loans. The facility enables Entergy New Orleans to request funding from Entergy Corporation, but the decision to lend money is at the sole discretion of Entergy Corporation. As of December 31, 2006, Entergy New Orleans had $52 million of outstanding borrowings under the DIP credit agreement.

Borrowings under the DIP credit agreement are due in full, and the agreement will terminate, at the earliest of (i) August 23, 2007, (ii) the acceleration of the loans and the termination of the DIP credit agreement in accordance with its terms, (iii) the date of the closing of a sale of all or substantially all of Entergy New Orleans' assets pursuant to either section 363 of the United States Bankruptcy Code or a confirmed plan of reorganization, or (iv) the effective date of a plan of reorganization in Entergy New Orleans' bankruptcy case.

As security for Entergy Corporation as the lender, the terms of the December 9, 2005 bankruptcy court order provide that all borrowings by Entergy New Orleans under the DIP Credit Agreement are: (i) entitled to superpriority administrative claim status pursuant to section 364(c)(1) of the Bankruptcy Code; (ii) secured by a perfected first priority lien on all property of Entergy New Orleans pursuant to sections 364(c)(2) and 364(d) of the Bankruptcy Code, except on any property of Entergy New Orleans subject to valid, perfected, and non-avoidable liens of the lender on Entergy New Orleans' $15 million credit facility that existed as of the date Entergy New Orleans filed its bankruptcy petition; and (iii) secured by a perfected junior lien pursuant to section 364(c)(3) of the Bankruptcy Code on all property of Entergy New Orleans subject to valid, perfected, and non-avoidable liens in favor of the lender on Entergy New Orleans' $15 million credit facility that existed as of the date Entergy New Orleans filed its bankruptcy petition.

The interest rate on borrowings under the DIP credit agreement will be the average interest rate of borrowings outstanding under Entergy Corporation's $2 billion revolving credit facility, which was approximately 5.7% per annum at December 31, 2006.

Sources of Capital

Entergy's sources to meet its capital requirements and to fund potential investments include:
  internally generated funds;
  cash on hand ($1.02 billion as of December 31, 2006);
  securities issuances;
  bank financing under new or existing facilities; and
  sales of assets.

Circumstances such as weather patterns, fuel and purchased power price fluctuations, and unanticipated expenses, including unscheduled plant outages and storms, could affect the timing and level of internally generated funds in the future. In the following section, Entergy's cash flow activity for the previous three years is discussed.

Provisions within the Articles of Incorporation or pertinent indentures and various other agreements relating to the long-term debt and preferred stock of certain of Entergy Corporation's subsidiaries restrict the payment of cash dividends or other distributions on their common and preferred stock. As of December 31, 2006, Entergy Arkansas and Entergy Mississippi had restricted retained earnings unavailable for distribution to Entergy Corporation of $396.4 million and $121.6 million, respectively. All debt and common and preferred equity issuances by the Registrant Subsidiaries require prior regulatory approval and their preferred equity and debt issuances are also subject to issuance tests set forth in corporate charters, bond indentures, and other agreements. The Registrant Subsidiaries have sufficient capacity under these tests to meet foreseeable capital needs, except for Entergy New Orleans. As stated in the conditions precedent to the effectiveness of its proposed plan of reorganization described above, Entergy New Orleans believes that it requires the receipt of CDBG funds and insurance proceeds to meet its capital requirements resulting from the effects of Hurricane Katrina.

After the repeal of PUHCA 1935, effective February 8, 2006, the FERC, under the Federal Power Act, and not the SEC, has jurisdiction over authorizing securities issuances by the Utility operating companies and System Energy (except securities with maturities longer than one year issued by (a) Entergy Arkansas, which are subject to the jurisdiction of the APSC and (b) Entergy New Orleans, which are currently subject to the jurisdiction of the bankruptcy court). Under PUHCA 2005 and the Federal Power Act, no approvals are necessary for Entergy Corporation to issue securities. Under a savings provision in PUHCA 2005, each of the Utility operating companies and System Energy may rely on the financing authority in its existing PUHCA 1935 SEC order or orders through December 31, 2007 or until the SEC authority is superseded by FERC authorization. The FERC has issued an order (FERC Short-Term Order) approving the short-term borrowing limits of the Utility operating companies (except Entergy New Orleans) and System Energy through March 31, 2008. Entergy Gulf States and Entergy Louisiana, LLC have obtained long-term financing authorization from the FERC. Entergy New Orleans may rely on existing SEC PUHCA 1935 orders for its short-term financing authority, subject to bankruptcy court approval. In addition to borrowings from commercial banks, the FERC Short-Term Order authorized the Registrant Subsidiaries (except Entergy New Orleans which is authorized by an SEC PUHCA 1935 order) to continue as participants in the Entergy System money pool. The money pool is an intercompany borrowing arrangement designed to reduce Entergy's subsidiaries' dependence on external short-term borrowings. Borrowings from the money pool and external short-term borrowings combined may not exceed authorized limits. As of December 31, 2006, Entergy's subsidiaries' aggregate money pool and external short-term borrowings authorized limit was $2.0 billion, the aggregate outstanding borrowing from the money pool was $251.6 million, and Entergy's subsidiaries had no outstanding short-term borrowing from external sources. To the extent that the Registrant Subsidiaries wish to rely on SEC financing orders under PUHCA 1935, there are capitalization and investment grade ratings conditions that must be satisfied in connection with security issuances, other than money pool borrowings. See Note 4 to the financial statements for further discussion of Entergy's short-term borrowing limits.

Cash Flow Activity

As shown in Entergy's Statements of Cash Flows, cash flows for the years ended December 31, 2006, 2005, and 2004 were as follows:

	2006	2005	2004
	(In Millions)

Cash and cash equivalents at beginning of period	$583	$620	$507

Effect of deconsolidating Entergy New Orleans in 2005	-	(8)	-

Cash flow provided by (used in):
Operating activities	3,419	1,468	2,929
Investing activities	(1,899)	(1,992)	(1,143)
Financing activities	(1,084)	496	(1,672)
Effect of exchange rates on cash and cash equivalents	(3)	(1)	(1)
Net increase (decrease) in cash and cash equivalents	433	(29)	113

Cash and cash equivalents at end of period	$1,016	$583	$620

Operating Cash Flow Activity

2006 Compared to 2005

Entergy's cash flow provided by operating activities increased by $1,952 million in 2006 compared to 2005 primarily due to the following activity:
  Utility provided $2,564 million in cash from operating activities in 2006 compared to providing $964 million in 2005 primarily due to increased recovery of fuel costs, the receipt of an income tax refund (discussed below), a decrease in storm restoration spending, and the effect in 2005 of a $90 million refund paid to customers in Louisiana, partially offset by an increase of $136 million in pension funding payments.
  Non-Utility Nuclear provided $833 million in cash from operating activities in 2006 compared to providing $551 million in 2005 primarily due to an increase in net revenue and the receipt of an income tax refund (discussed below).

Entergy Corporation received a $344 million income tax refund (including $71 million attributable to Entergy New Orleans) as a result of net operating loss carryback provisions contained in the Gulf Opportunity Zone Act of 2005. The Gulf Opportunity Zone Act was enacted in December 2005.  The Act contains provisions that allow a public utility incurring a net operating loss as a result of Hurricane Katrina to carry back the casualty loss portion of the net operating loss ten years to offset previously taxed income.  The Act also allows a five-year carry back of the portion of the net operating loss attributable to Hurricane Katrina repairs expense and first year depreciation deductions, including 50% bonus depreciation, on Hurricane Katrina capital expenditures. In accordance with Entergy's intercompany tax allocation agreement, $273 million of the refund was distributed to the Utility (including Entergy New Orleans) in April 2006, with the remainder distributed primarily to Non-Utility Nuclear.

2005 Compared to 2004

Entergy's cash flow provided by operating activities decreased by $1,461 million in 2005 compared to 2004 primarily due to the following activity:
  The Utility provided $964 million in cash from operating activities compared to providing $2,208 million in 2004. The decrease resulted primarily from restoration spending and lost net revenue caused by Hurricanes Katrina and Rita. Changes in the timing of fuel cost recovery compared to the prior period due to higher natural gas prices, which caused an increase in deferred fuel cost balances, also contributed to the decrease in cash from operating activities. Also contributing to the decrease in the Utility segment were increases in income tax payments and in pension plan contributions, and a $90 million refund to customers in the Louisiana jurisdiction made as a result of an LPSC-approved settlement.
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

Investing Activities

2006 Compared to 2005

Net cash used in investing activities decreased slightly in 2006 compared to 2005 and was affected by the following activity:

  The proceeds from the sale of the retail electric portion of the Competitive Retail Services business operating in the ERCOT region of Texas and the sale of the non-nuclear wholesale asset business' remaining interest in a power development project.

  Entergy Mississippi purchased the 480 MW Attala power plant in January 2006 for $88 million and Entergy Louisiana purchased the 718 MW Perryville power plant in June 2005 for $162 million.
  Liquidation of other temporary investments net of purchases provided $188 million in 2005. Entergy had no activity in other temporary investments in 2006.
  The Utility used $390 million in 2005 for other regulatory investments as a result of fuel cost under-recovery. See Note 1 to the financial statements for discussion of the accounting treatment of these fuel cost under-recoveries.

2005 Compared to 2004

Net cash used in investing activities increased by $849 million in 2005 compared to 2004 primarily due to the following activity:
  Construction expenditures were $47 million higher in 2005 than in 2004, including an increase of $147 million in the Utility business and a decrease of $82 million in the Non-Utility Nuclear business. Utility construction expenditures in 2005 include $302 million caused by Hurricanes Katrina and Rita.
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
  The Utility used $390 million in 2005 and $54 million in 2004 for other regulatory investments as a result of fuel cost under-recovery. See Note 1 to the financial statements for discussion of the accounting treatment of these fuel cost under-recoveries.

Offsetting these factors was the following:
  The non-nuclear wholesale assets business received a return of invested capital of $34 million in 2005 from the Top Deer wind power joint venture after Top Deer obtained debt financing.

Financing Activities

2006 Compared to 2005

Net cash used in financing activities was $1,084 million in 2006 compared to net cash flow provided by financing activities of $496 million in 2005. Following is a description of the significant financing activity affecting this comparison:
  Entergy Louisiana Holdings, Inc. redeemed all $100.5 million of its outstanding preferred stock in June 2006.
  Entergy Corporation increased the net borrowings on its credit facilities by $35 million in 2006 and increased the net borrowings by $735 million in 2005. See Note 4 to the financial statements for a description of the Entergy Corporation credit facilities.
  Net issuances of long-term debt by the Utility provided $50 million in 2006 and provided $462 million in 2005. See Note 5 to the financial statements for the details of long-term debt.
  Entergy Corporation repurchased $584 million of its common stock in 2006 and $878 million of its common stock in 2005.

2005 Compared to 2004

Financing activities provided $496 million of cash in 2005 compared to using $1,672 million of cash in 2004 primarily due to the following activity:

  Net issuances of long-term debt by the Utility segment provided $462 million of cash in 2005 compared to retirements of long-term debt net of issuances using $345 million in 2004. See Note 5 to the financial statements for the details of long-term debt outstanding at December 31, 2005.
  Entergy Corporation increased the net borrowings on its credit facility by $735 million in 2005 compared to $50 million during 2004. See Note 4 to the financial statements for a description of the Entergy Corporation credit facility.
  Entergy Corporation repurchased $878 million of its common stock in 2005 compared to $1,018 million in 2004.
  Entergy Corporation issued $500 million of long-term notes in connection with its equity units offering in December 2005.
  Entergy Louisiana, LLC issued $100 million of preferred membership interests in December 2005.

Significant Factors and Known Trends

Following are discussions of significant factors and known trends affecting Entergy's business, including rate regulation and fuel-cost recovery, federal regulation, and market and credit risk sensitive instruments.

State and Local Rate Regulation and Fuel-Cost Recovery

The rates that the Utility operating companies and System Energy charge for their services significantly influence Entergy's financial position, results of operations, and liquidity. These companies are closely regulated and the rates charged to their customers are determined in regulatory proceedings. Governmental agencies, including the APSC, the City Council, the LPSC, the MPSC, the PUCT, and the FERC, are primarily responsible for approval of the rates charged to customers. The status of material retail rate proceedings is summarized below and described in more detail in Note 2 to the consolidated financial statements.

Company	Authorized ROE	Pending Proceedings/Events

Entergy Arkansas	11.0%
  Base rates have been in effect since 1998. Entergy Arkansas filed a rate case in August 2006 requesting a general base rate increase of $150 million (using an ROE of 11.25%), as well as recovery of FERC-allocated costs pursuant to the FERC decision on the System Agreement. Entergy Arkansas also requested a capacity management rider to recover incremental capacity costs. A procedural schedule has been established with a hearing in April 2007 with new rates expected to be effective in June 2007.
  In December 2005, Entergy Arkansas provided notice of its intent to terminate participation in the System Agreement following a final order from the FERC establishing terms under which Entergy Arkansas may be required to make payments to other Utility operating companies to achieve rough production cost equalization.
  Entergy Arkansas completed recovery in January 2006 of transition to competition costs through an $8.5 million transition cost recovery rider that has been in effect since October 2004.

25

Entergy Gulf States-Texas	10.95%
  Base rates are currently set at rates approved by the PUCT in June 1999.
  In June 2005, a Texas law was enacted that provides for a base rate freeze until mid-2008, but allows Entergy Gulf States to seek before then recovery of certain incremental purchased power capacity costs and recover reasonable and necessary transition to competition costs. An $18 million annual capacity rider was implemented effective December 2005. A $14.5 million annual transition cost recovery rider was implemented effective March 2006, which the PUCT approved in June 2006. The transition cost recovery rider is for a 15-year period.
  In December 2006, the PUCT approved the recovery of $353 million (net of expected insurance proceeds of $66 million) in storm cost recovery expenses plus carrying charges. Entergy Gulf States will file a semi-annual report with the PUCT to reflect any additional insurance proceeds or other government grant money received, which would be applied against the storm cost recovery balance. In February 2007, the PUCT voted to approve securitization of the $353 million in storm cost recovery expenses, but it also offset the securitization amount by $31.6 million, which the PUCT Commissioners determined was the net present value of the accumulated deferred income tax benefits related to the storm costs. The PUCT further voted to impose certain caps on the amount of qualified transaction costs that can be included in the total securitization amount. The PUCT is expected to issue a financing order authorizing the issuance of securitization bonds by early-March 2007, and Entergy Gulf States intends to implement rates to recover revenues to pay the securitization bonds by mid-2007.

Entergy Gulf States-Louisiana	9.9%-11.4%
  A three-year formula rate plan is in place with an ROE mid-point of 10.65% for the initial three-year term of the plan. Entergy Gulf States made its first formula rate plan filing in June 2005 for the test year ending December 31, 2004.
  In May 2006, Entergy Gulf States made its formula rate plan filing with the LPSC for the 2005 test year. Entergy Gulf States implemented a $17.2 million increase, subject to refund, effective September 2006 for 1) recovery of $6.7 million of LPSC-approved incremental deferred and ongoing capacity costs and 2) $10.5 million of interim storm cost recovery pursuant to an LPSC order. The filing reflects an 11.1% return on common equity which is within the authorized bandwidth.
  In May 2006, Entergy Gulf States completed the $6 million interim recovery of storm costs through the fuel adjustment clause pursuant to an LPSC order. Beginning in September 2006, interim recovery of $0.85 million per month was instituted via the formula rate plan. Interim recovery will continue until a final decision is reached by the LPSC with respect to Entergy Gulf States' supplemental and amending storm cost recovery application, which was filed in July 2006. Entergy Gulf States supplemented that filing on February 28, 2007, and seeks to recover $219 million in storm-related costs and to build an $87 million storm reserve. The February 2007 filing also seeks authority to securitize the storm cost recovery and storm reserve amounts. Hearings are expected to begin in April 2007.

26

Entergy Louisiana	9.45%- 11.05%
  A three-year formula rate plan is in place with an ROE mid-point of 10.25% for the initial three-year term of the plan. Entergy Louisiana made its first formula rate plan filing under this plan in May 2006 based on a 2005 test year.
  In May 2006, Entergy Louisiana made its formula rate plan filing with the LPSC for the 2005 test year. Entergy Louisiana implemented a $143.4 million increase, subject to refund, effective September 2006 for 1) ongoing and deferred incremental capacity costs of $119.2 million and 2) $24.2 million of interim storm cost recovery pursuant to an LPSC order. In response to an LPSC Staff report, Entergy Louisiana subsequently reduced rates by $0.5 million annually, effective October 2006, to reflect issues and errors identified by the staff with which Entergy Louisiana agrees. The modified filing reflects a 9.56% return on common equity, which is within the authorized bandwidth, and a reduction in the collection of ongoing and deferred incremental capacity costs to $118.7 million. Entergy Louisiana and the LPSC Staff are working to resolve outstanding issues.
  In April 2006, Entergy Louisiana completed the $14 million interim recovery of storm costs through the fuel adjustment clause pursuant to an LPSC order. Beginning in September 2006, interim recovery of $2 million per month was instituted via the formula rate plan. Interim recovery will continue until a final decision is reached by the LPSC with respect to Entergy Louisiana's supplemental and amending storm cost recovery application, which was filed in July 2006. Entergy Louisiana supplemented that filing on February 28, 2007, and seeks to recover $561 million in storm-related costs and to build a $141 million storm reserve. The February 2007 filing also seeks authority to securitize the storm cost recovery and storm reserve amounts. Hearings are expected to begin in April 2007.

Entergy Mississippi	9.7%- 12.4%
  An annual formula rate plan is in place. In April 2006, Entergy Mississippi submitted its annual scheduled formula rate plan filing with the MPSC reflecting a return on equity of 9.35%, resulting in a deficiency.  The MPSC has approved a settlement providing for a $1.8 million rate increase, which was implemented in August 2006.
  The MPSC approved the purchase of the 480MW Attala power plant and the investment cost recovery through its power management rider. As a consequence of the events surrounding Entergy Mississippi's ongoing efforts to recover storm restoration costs associated with Hurricane Katrina, in October 2006, the MPSC approved a revision to Entergy Mississippi's power management rider. The revision has the effect of allowing Entergy Mississippi to recover the annual ownership costs of the Attala plant until such time as there has been a resolution of Entergy Mississippi's recovery of its storm restoration costs and a general rate case can be filed.
  In October 2006, the Mississippi Development Authority approved for payment and Entergy Mississippi received $81 million in CDBG funding for Hurricane Katrina costs. The MPSC then issued a financing order authorizing the issuance of $48 million of state bonds, with $8 million for the remainder of Entergy Mississippi's certified Hurricane Katrina restoration costs not funded by CDBG and $40 million for the increase in Entergy Mississippi's storm damage reserve.

27

Entergy New Orleans	10.75% -Electric; 10.75% -Gas
  In October 2006, the City Council approved a settlement agreement that calls for a phased-in rate increase to ensure Entergy New Orleans' ability to focus on restoration of electric and gas systems. When fully implemented by January 1, 2008, electric base rates will increase by $3.9 million. Recovery of all Grand Gulf costs through the fuel adjustment clause will continue. Gas base rates increased by $4.75 million in November 2006, and will increase an additional $1.5 million in March 2007 and an additional $4.75 million in November 2007. The settlement calls for Entergy New Orleans to file a base rate case by July 31, 2008. The settlement agreement discontinues the formula rate plan and the generation performance-based plan but permits Entergy New Orleans to file an application to seek authority to implement formula rate plan mechanisms no sooner than six months following the effective date of the implementation of the base rates resulting from the July 31, 2008 base rate case. Any storm costs in excess of CDBG funding and insurance proceeds will be addressed in that base rate case. The settlement also authorizes a $75 million storm reserve for damage from future storms, which will be created over a ten-year period through a storm reserve rider beginning in March 2007.
  In October 2006, the Louisiana Recovery Authority (LRA) Board endorsed a resolution proposing to allocate $200 million in CDBG funds to Entergy New Orleans to defray gas and electric utility system repair costs in an effort to provide rate relief for Entergy New Orleans customers. The action plan was approved by state lawmakers in December 2006 and by the U. S. Department of Housing and Urban Development in February 2007. In addition, the City Council must review and certify the storm costs before an application can be filed with the LRA and CDBG funds can be released to Entergy New Orleans. The City Council has stated its intent to complete its certification by March 2007.

System Energy	10.94%	ROE approved by July 2001 FERC order. No cases pending before FERC.

In addition to the regulatory scrutiny connected with base rate proceedings, the Utility operating companies' fuel and purchased power costs recovered from customers are subject to regulatory scrutiny. The Utility operating companies' significant fuel and purchased power cost proceedings are described in Note 2 to the financial statements.

Federal Regulation

The FERC regulates wholesale rates (including Entergy Utility intrasystem sales pursuant to the System Agreement) and interstate transmission of electricity, as well as rates for System Energy's sales of capacity and energy from Grand Gulf to Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans pursuant to the Unit Power Sales Agreement.

System Agreement Proceedings

The Utility operating companies historically have engaged in the coordinated planning, construction, and operation of generating and bulk transmission facilities under the terms of the System Agreement, which is a rate schedule that has been approved by the FERC. The LPSC has been pursuing litigation involving the System Agreement at the FERC. The proceeding includes challenges to the allocation of costs as defined by the System Agreement and raises questions of imprudence by the Utility operating companies in their execution of the System Agreement.

In June 2005, the FERC issued a decision in the System Agreement litigation, and essentially affirmed its decision in a December 2005 order on rehearing. The FERC decision concluded, among other things, that:
  The System Agreement no longer roughly equalizes total production costs among the Utility operating companies.
  In order to reach rough production cost equalization, the FERC will impose a bandwidth remedy by which each company's total annual production costs would have to be within +/- 11% of Entergy System average total annual production costs.
  In calculating the production costs for this purpose under the FERC's order, output from the Vidalia hydroelectric power plant will not reflect the actual Vidalia price for the year but is priced at that year's average price paid by Entergy Louisiana for the exchange of electric energy under Service Schedule MSS-3 of the System Agreement, thereby reducing the amount of Vidalia costs reflected in the comparison of the Utility operating companies' total production costs.
  The remedy ordered by FERC calls for no refunds and will be effective based on calendar year 2006 production costs with the first potential reallocation payments, if required, to be made in 2007.

The FERC's decision would reallocate total production costs of the Utility operating companies whose relative total production costs expressed as a percentage of Entergy System average production costs are outside an upper or lower bandwidth. This would be accomplished by payments from Utility operating companies whose production costs are more than 11% below Entergy System average production costs to Utility operating companies whose production costs are more than the Entergy System average production cost, with payments going first to those Utility operating companies whose total production costs are farthest above the Entergy System average.

An assessment of the potential effects of the FERC's decision requires assumptions regarding the future total production cost of each Utility operating company, which assumptions include the mix of solid fuel and gas-fired generation available to each company and the costs of natural gas and purchased power.  Entergy Louisiana, Entergy Gulf States, and Entergy Mississippi are more dependent upon gas-fired generation sources than Entergy Arkansas or Entergy New Orleans. Of these, Entergy Arkansas is the least dependent upon gas-fired generation sources.  Therefore, increases in natural gas prices likely will increase the amount by which Entergy Arkansas' total production costs are below the average total production costs of the Utility operating companies.

Considerable uncertainty exists regarding future gas prices. For purposes of the August 2006 Entergy Arkansas general base rate case filing discussed above in "State and Local Rate Regulation," an assessment of the potential effects of the FERC's June 2005 order, as amended by its December 2005 order on rehearing, was calculated on the basis of a 2006 test year, using a 2006 gas price that consisted of a non-weighted average of twelve months of gas prices calculated as follows: January through May 2006 were actual, volume-weighted monthly averages of day-ahead cash prices as reported by Energy Intelligence Natural Gas Week; the June 2006 price was the First of the Month Index price as reported by Platts Inside FERC's Gas Market Report; the July 2006 price was the 5/31/06 NYMEX Henry Hub settlement price; and August through December 2006 were 30 calendar-day rolling averages as of May 31, 2006 of forward NYMEX Henry Hub gas contracts.  For example, the August 2006 price was an average of all the daily NYMEX settlement prices for the August 2006 contract for each trading day from the period 5/2/06 - 5/31/06 inclusive.  A similar calculation was made using the daily settlements of the September 2006 through December 2006 NYMEX contracts to arrive at those monthly prices. This resulted in an average annual gas price of $7.49/mmBtu. If an annual average gas price of $7.49/mmBtu occurred for 2006 as assumed, the following potential annual production cost reallocation among the Utility operating companies could result:

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

The LPSC, APSC, MPSC, and the AEEC have appealed the FERC decision to the Court of Appeals for the D.C. Circuit. Entergy and the City of New Orleans have intervened in the various appeals. The parties to the proceeding reached agreement on a proposed briefing schedule that would result in the completion of briefing during the first half of 2007. The proposed briefing schedule has been submitted to the Court of Appeals.

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

Entergy's Utility Operating Companies' Compliance Filing

In April 2006, the Utility operating companies filed with the FERC its compliance filing to implement the provisions of the FERC's decision. The filing amends the System Agreement to provide for the calculation of production costs, average production costs, and payments/receipts among the Utility operating companies to the extent required to maintain rough production cost equalization pursuant to the FERC's decision. The FERC accepted the compliance filing in November 2006, with limited modifications. In accordance with the FERC's order, the first payments/receipts would be based on calendar year 2006 production costs, with any payments/receipts among the Utility operating companies to be made in seven monthly installments commencing in June 2007. Various parties have filed requests for rehearing of the FERC's order accepting the compliance filing. Among other things, the LPSC requests rehearing of the FERC's decision to have the first payments commence in June 2007, rather than earlier; to not require interest on the unpaid balance, and the FERC's decision with regard to the re-pricing of energy from the Vidalia hydroelectric project for purposes of calculating production cost disparities. Various Arkansas parties request rehearing of the FERC's decision (1) to require payments be made over seven months, rather than 12; (2) on the application of the +/- 11% bandwidth; and (3) the FERC's decision to reject various accounting allocations proposed by the Utility operating companies. The Utility operating companies filed a revised compliance plan on December 18, 2006 implementing the provisions of the FERC's November order.

APSC System Agreement Investigation

Citing its concerns that the benefits of its continued participation in the current form of the System Agreement have been seriously eroded, in December 2005, Entergy Arkansas submitted its notice that it will terminate its participation in the current System Agreement effective 96 months from December 19, 2005 or such earlier date as authorized by the FERC. Entergy Arkansas indicated, however, that a properly structured replacement agreement could be a viable alternative. The APSC had previously commenced an investigation, in 2004, into whether Entergy Arkansas' continued participation in the System Agreement is in the best interests of its customers. In June 2006 the APSC issued an order in its investigation requiring Entergy Arkansas President Hugh McDonald to file testimony in response to several questions involving details of what action Entergy Arkansas or Entergy has taken to ensure that Entergy Arkansas' customers are protected from additional costs including those related to the following areas: construction of new generating plants located outside of Arkansas, costs of the Entergy New Orleans bankruptcy, and costs associated with restoration of facilities damaged by Hurricanes Katrina and Rita. Mr. McDonald was also directed to describe actions taken since December 19, 2005 to encourage or persuade the FERC to authorize Entergy Arkansas to exit the Entergy System Agreement sooner than 96 months, and to describe current and future actions related to development of a replacement system agreement. Responsive testimony was filed with the APSC in July and August 2006. A public hearing for the purpose of cross-examination of Mr. McDonald on his testimony and for questioning by the APSC was also conducted in July 2006. There is no further procedural schedule set in this investigation at this time.

The APSC also commenced investigations concerning Entergy Louisiana's Vidalia purchased power contract and Entergy Louisiana's then pending acquisition of the Perryville power plant. Entergy Arkansas has provided information to the APSC in these investigations and no further activity has occurred in them.

APSC Complaint at the FERC

In June 2006, the APSC filed a complaint with the FERC against Entergy Services as the representative of Entergy Corporation and the Utility operating companies, pursuant to Sections 205, 206 and 207 of the Federal Power Act (FPA). The APSC complaint states, "the purpose of the complaint is to institute an investigation into the prudence of Entergy's practices affecting the wholesale rates that flow through its System Agreement." The complaint requests, among other things, that the FERC disallow any costs found to be imprudent, with a refund effective date to be set at the earliest possible time. Specific areas of requested investigation include:

  The Utility operating companies' transmission expansion and planning process, including the construction, or lack thereof, of economic transmission upgrades;
  The Utility operating companies' wholesale purchasing practices, including the potential savings due to integration of independent power producers into their economic dispatch;
  The Utility operating companies' alleged failure to retire their aging, inefficient gas- and oil-fired generation; and
  The alleged failure to construct or acquire coal capacity for the generation portfolio of Entergy Louisiana.

The complaint also requests that the FERC exercise its authority under Section 207 of the FPA to investigate the adequacy of Entergy's transmission system and direct it to make all necessary upgrades to ensure that its transmission facilities provide reliable, adequate and economic service.

In July 2006, the Utility operating companies submitted their answer to the APSC complaint. In their answer, the Utility operating companies acknowledge that while the FERC is the appropriate forum to consider the issues raised in the APSC's complaint, the APSC has provided no probative evidence supporting its allegations and has not met the standards under the FPA to have a matter set for hearing. Under the FPA standards, the APSC must create "serious doubt" as to the propriety of the challenged actions. As indicated in the Utility operating companies' answer, the APSC complaint does not raise a "serious doubt" but instead largely relies on unsupported assertions, many of which have been investigated in other proceedings. In those limited instances when the APSC complaint references "evidence" in an attempt to support its request for a hearing, the "evidence" to which it refers in fact does nothing to support its position but, rather, shows that the Utility operating companies have acted prudently. As further indicated in the Utility operating companies' answer, following the issuance of the FERC's System Agreement decision, all of the production costs of the Utility operating companies are now inputs to a formula rate that will result in bandwidth payments among the Utility operating companies in order to roughly equalize production costs. The Utility operating companies' answer further explains that based on well-established Supreme Court precedent, the FERC has exclusive jurisdiction over all inputs that will be included in the System Agreement bandwidth formula rates filed in compliance with the FERC's System Agreement decision and retail regulators are preempted from taking any action that disturbs the FERC's findings with respect to these production cost inputs and the FERC-determined allocation of production costs among the Utility operating companies. The Utility operating companies believe that their conduct with respect to these issues has been prudent and will vigorously defend such conduct.

Several parties have intervened in the proceeding, including the MPSC, the LPSC, and the City Council. The LPSC's answer and comments in response to the APSC complaint ask the FERC to investigate whether Entergy Arkansas' withdrawal from the System Agreement is fair, just, and reasonable. In September 2006, the Utility operating companies, the APSC, and other intervenors in the proceeding filed responses to the answers and comments submitted by the various intervenors in July 2006. In their responses, the APSC and the LPSC, among others, argue that the FERC need not address at this time its jurisdiction over the matters raised by the complaint and further that the retail regulators are not preempted from exercising jurisdiction over those same production costs that are being considered in the proceeding. In October 2006, the Utility operating companies filed an answer to the other parties' September 2006 comments. In the October 2006 answer, the Utility operating companies explain, among other things, that the FERC must address the jurisdictional issues raised by the parties to the proceeding and that the LPSC's and APSC's view concerning jurisdiction and preemption are inconsistent with federal law and regulation.

LPSC System Agreement Complaint at the FERC

On December 18, 2006, the LPSC filed a complaint requesting the FERC "immediately institute a proceeding to determine whether, and on what terms, [Entergy Arkansas] may withdraw" from the System Agreement. The complaint alleges that "safeguards must be adopted to ensure that the remaining operating companies and their customers are protected from adverse effects of the termination attempt of [Entergy Arkansas]." The LPSC requests that the FERC (1) investigate the effect that Entergy Arkansas' notice of termination will have on the rates, charges, and billings under the System Agreement and the capacity and production costs of the remaining Utility operating companies and adopt remedies that are just and reasonable; and (2) provide for the continuation of the bandwidth payments by Entergy Arkansas, require Entergy Arkansas provide "generating capacity or wholesale power contracts to Entergy Louisiana and Entergy Gulf States-Louisiana sufficient to satisfy the rough production cost equalization requirements established in the System Agreement orders, or require "hold harmless protection be put in place to prevent any harm to [Entergy Louisiana] and [Entergy Gulf States-Louisiana] as a result of the impact of [Entergy Arkansas'] termination." The LPSC complaint further urges the FERC to find that "Entergy controls the actions of [Entergy Arkansas] and is responsible for and liable for any damages caused and remedies required due to [Entergy Arkansas'] termination." The Utility operating companies filed a response to the LPSC complaint on January 31, 2007 explaining that the System Agreement explicitly provides each Utility operating company the unilateral right to terminate its participation in the System Agreement upon 96 months written notice to the other Utility operating companies. This right is absolute and unambiguous and is not conditioned or limited in any way, as the LPSC's complaint would suggest. The unilateral right to terminate has been in the System Agreement at least since 1973 and the agreement has been litigated before the FERC by the LPSC on numerous occasions. At no point has the LPSC raised this issue nor has the FERC determined the termination provision to be unjust or unreasonable.

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

Independent Coordinator of Transmission

In 2000, the FERC issued an order encouraging utilities to voluntarily place their transmission facilities under the control of independent RTOs (regional transmission organizations) by December 15, 2001. The FERC issued this order after previously requiring that utilities file an open access transmission tariff to implement the federal mandate to offer unused transmission capacity to the wholesale power marketplace on a nondiscriminatory basis. Delays in implementing the FERC RTO order have occurred due to a variety of reasons, including the fact that utility companies, other stakeholders, and federal and state regulators continue to work to resolve various issues related to the establishment of such RTOs.

In November 2006, after years of filings, orders, technical conferences, and proceedings at the FERC, the Utility operating companies installed the Southwest Power Pool (SPP) as their Independent Coordinator of Transmission (ICT). The installation does not transfer control of Entergy's transmission system to the ICT, but rather vests with the ICT responsibility for:
  granting or denying transmission service on the Utility operating companies' transmission system.
  administering the Utility operating companies' OASIS node for purposes of processing and evaluating transmission service requests and ensuring compliance with the Utility operating companies' obligation to post transmission-related information.

  developing a base plan for the Utility operating companies' transmission system that will result in the ICT making the determination on whether costs of transmission upgrades should be rolled into the Utility operating companies' transmission rates or directly assigned to the customer requesting or causing an upgrade to be constructed. This should result in a transmission pricing structure that ensures that the Utility operating companies' retail native load customers are required to pay for only those upgrades necessary to reliably serve their needs.
  serving as the reliability coordinator for the Entergy transmission system.
  overseeing the operation of the weekly procurement process (WPP).
  evaluating interconnection-related investments already made on the Entergy System for purposes of determining the future allocation of the uncredited portion of these investments, pursuant to a detailed methodology. The ICT agreement also clarifies the rights that customers receive when they fund a supplemental upgrade.

The initial term of the ICT is four years, and Entergy is precluded from terminating the ICT prior to the end of the four-year period. A transmission users group has been established that will provide input directly to the ICT. If there is a dispute between the ICT and Entergy concerning transmission service requests, transmission planning, and interconnection requests, the ICT's position will prevail during the pendency of the dispute resolution. In its April 2006 order approving Entergy's ICT proposal, the FERC stated that the WPP must be operational within approximately 14 months of the FERC order or the FERC may reevaluate all approvals to proceed with the ICT.

After the FERC issued its April 2006 order approving the ICT proposal, the Utility operating companies made their compliance filing with the FERC in May 2006, including the executed ICT agreement with SPP. Several parties filed protests regarding the compliance filing. In October 2006, the FERC accepted the Utility operating companies' compliance filing, with modification, and directed the Utility operating companies to install SPP as the ICT within 30 days of the order. As stated above, SPP was installed as the ICT in November 2006. The Utility operating companies filed a request for clarification with respect to two provisions of the FERC order accepting the compliance filing and several other parties have filed for rehearing of the FERC's order. The Utility operating companies submitted a revised compliance filing implementing the provisions of the FERC's October 2006 order. In addition to the requests for rehearing on the FERC's order accepting the compliance filing, certain parties have submitted requests for rehearing of the various FERC orders approving the ICT proposal. These requests for rehearing are also pending before the FERC.

On October 30, 2006, the Utility operating companies filed revisions to their Open Access Transmission Tariff ("OATT") with the FERC to establish a mechanism to recover from their wholesale transmission customers the (1) costs incurred to develop or join an RTO and to develop the ICT; and (2) the on-going costs that will be incurred under the ICT agreement. Several parties intervened opposing the proposed tariff revisions. On December 22, 2006 the FERC accepted for filing Entergy's proposed tariff revisions, and set them for hearing and settlement procedures. In its Order, the FERC concluded that the Utility operating companies "should be allowed the opportunity to recover its start up costs associated with its formation of the ICT and its participation in prior failed attempts to form an RTO," but that the proposed tariffs raised issues of fact that are more properly addressed through hearing and settlement procedures. Settlement discussions with the intervenors are currently ongoing.

In March 2004, the APSC initiated a proceeding to review Entergy's proposal and compare the benefits of such a proposal to the alternative of Entergy joining the Southwest Power Pool RTO. The APSC sought comments from all interested parties on this issue. Various parties, including the APSC General Staff, filed comments opposing the ICT proposal. A public hearing has not been scheduled by the APSC at this time, although Entergy Arkansas has responded to various APSC data requests. In May 2004, Entergy Mississippi filed a petition for review with the MPSC requesting MPSC support for the ICT proposal. A hearing in that proceeding was held in August 2004. Entergy New Orleans appeared before the Utility Committee of the City Council in June 2005 to provide information on the ICT proposal. Entergy Louisiana and Entergy Gulf States filed an application with the LPSC requesting that the LPSC find that the ICT proposal is a prudent and appropriate course of action. A hearing in the LPSC proceeding on the ICT proposal was held in October 2005, and the LPSC voted to approve the ICT proposal in July 2006.

Available Flowgate Capacity (AFC) Proceeding

On March 22, 2005, the FERC issued an order that holds Entergy's AFC hearing in abeyance pending action on Entergy's ICT filing. The order holding the hearing in abeyance further indicated that it would cancel the hearing when the ICT begins to perform its functions. On December 18, 2006, the Utility operating companies filed with the FERC a request to cancel the AFC hearing now that the ICT had been installed and assumed its responsibilities. One intervenor opposed the cancellation of the AFC hearing and other intervenors filed requesting that the FERC clarify that if the motion to cancel the hearing is granted, that such cancellation "does not affect the continuing obligation of Entergy to provide transmission meeting the standard of good utility practice."

FERC Investigations

In 2005, the Utility operating companies notified the FERC's Office of Market Oversight and Investigations (FERC enforcement) that certain historic data related to the hourly AFC models was inadvertently lost due to errors in the implementation of a data archiving process. The data at issue is hourly AFC data for the nine-month period April 27, 2004 through January 31, 2005. Subsequently, the Utility operating companies notified FERC enforcement that: (1) Entergy had identified certain instances in which transmission service either was granted when there was insufficient transmission capacity or was not granted when there was sufficient transmission capacity; and (2) Entergy had failed to timely post to Entergy's OASIS site certain curtailment and schedule information. Entergy cooperated fully and timely in the investigation of these instances. In January 2007, the FERC approved a settlement agreement between the Utility operating companies and the FERC enforcement staff resolving all issues arising out of or related to these issues. The Order accepting the Stipulation and Consent Agreement indicates that the matters "were generally the result of low-level employees' inadvertent actions, done without the knowledge or acquiescence of senior management. The matters did not reflect undue preference or undue discrimination and resulted in little or no quantifiable harm." Pursuant to the Stipulation and Consent Agreement, Entergy agreed to pay a $2 million civil penalty and to make a $1 million payment to the Nike/Entergy Green Schools for New Orleans Partnership. Additionally, the Stipulation and Consent Agreement required the establishment of a compliance plan that includes independent auditing provisions.

Following the notification of the potential loss by the Utility operating companies of AFC data, a separate, non-public investigation was initiated by the FERC to review the Utility operating companies' record retention policies and practices. In October 2006, the FERC enforcement issued an audit report addressing the Utility operating companies' compliance with the FERC's records retention regulations. The audit report notes the following: (i) one instance where the Utility operating companies' treatment of a contract failed to comply with a FERC-imposed record retention period and notification requirement; (ii) one instance where the Utility operating companies temporarily lost an individual record but were subsequently able to reproduce it; (iii) four instances where records were retained for the full period required by the FERC, but may have been inadvertently lost prior to a retention period required by a different agency or the Utility operating companies' internal retention requirements; and (iv) a limited number of instances where the Utility operating companies' internal policies could be improved. The findings and recommendations in the audit report, which were agreed to by the Utility operating companies, represent a consensual resolution of the audit. Although these findings are not indicative of any significant areas of non-compliance, the Utility operating companies believe that the audit staff's recommendations will improve the records retention program and therefore agreed to implement the audit staff's recommendations.

The FERC is currently reviewing certain wholesale sales and purchases involving EPMC that occurred during the 1998-2001 time period. EPMC was an Entergy subsidiary engaged in non-regulated wholesale marketing and trading activities prior to the formation of Entergy-Koch. Entergy is working with the FERC investigation staff to provide information regarding these transactions.

Interconnection Orders

The Utility operating companies (except Entergy New Orleans) have been parties to several proceedings before the FERC in which independent generation entities (GenCos) are seeking a refund of monies that the GenCos had previously paid to the Entergy companies for facilities necessary to connect their generation facilities to Entergy's transmission system. In some of these cases the Utility operating companies filed rehearing requests that challenged the FERC's decision to grant the GenCos a refund of such amounts. Recently, the FERC issued orders that denied the Utility operating companies' rehearing requests, thereby upholding the refund of monies to the GenCos that was previously directed by the FERC. These recent findings retained Entergy's obligation to refund approximately $124.0 million, including interest, in expenses and tax obligations previously paid by the GenCos, including $35.7 million for Entergy Arkansas, $32.5 million for Entergy Gulf States, $32.6 million for Entergy Louisiana, and $23.2 million for Entergy Mississippi. $56.4 million of this amount has been refunded to date, including approximately $22.3 million for Entergy Arkansas, $3.3 million for Entergy Gulf States, $21.9 million for Entergy Louisiana, and $8.9 million for Entergy Mississippi.

The FERC has also recently denied rehearing of an order that directed Entergy Mississippi to refund to SMEPA the expense it incurred in constructing certain facilities necessary for the interconnection of its Silver Creek generating unit to Entergy' transmission system. Although Entergy Mississippi does not yet know the total expense and tax obligation associated with these SMEPA facilities, such amount is estimated at approximately $10 million.

The FERC has also recently issued an order granting one of the complaints that have been pending before the FERC concerning other GenCos' requests that they receive refunds for certain facilities necessary for their interconnections with the Utility operating companies. The order requires Entergy Gulf States to refund approximately $5.4 million to the GenCo. This refund, along with those referenced above, has been and will continue to be primarily provided in the form of credits against transmission charges over time as the GenCos take transmission service from Entergy.

The Utility operating companies (except Entergy New Orleans) continue to be subject to several pending, but not acted upon, complaints where GenCos are seeking additional refunds from the Utility operating companies. While these matters concern the same issues addressed by the FERC in the cases described above, the FERC has not yet acted in these dockets, in which approximately $49.4 million in expenses previously paid by the GenCos is in dispute, including $26.8 million for Entergy Arkansas, $6.2 million for Entergy Gulf States, $8.0 million for Entergy Louisiana, and $8.4 million for Entergy Mississippi.

To the extent the Utility operating companies have been ordered to provide refunds, or may in the future be ordered to provide additional refunds, the majority of these costs will qualify for inclusion in the Utility operating companies' rates. The recovery of these costs is not automatic, however, especially at the retail level, where the majority of the cost recovery would occur. With respect to the facilities for which FERC has ordered refunds, the Utility operating companies intend to request the ICT to evaluate the classification of facilities that have produced the refunds. Any reclassification by the ICT could reduce the amount of refunds not yet credited against transmission charges.

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

On July 22, 2005, Entergy notified the FERC that it was withdrawing its request for market-based rate authority for sales within its control area. Instead, the Utility operating companies and their affiliates will transact at cost-based rates for wholesale sales within the Entergy control area. On November 1, 2005, Entergy submitted proposed cost-based rates for both the Utility operating companies and Entergy's non-regulated entities that sell at wholesale within the Entergy control area. The Utility operating companies' cost-based rates were accepted for filing by the FERC, however, the non-regulated entities' cost-based rate filing was set for hearing and settlement procedures. A settlement in principle has been reached between the non-regulated entities and the FERC Staff concerning this issue. Separately, the FERC accepted for filing Entergy Gulf States' proposed cost-based rates for wholesale sales to three separate municipalities. Additionally, Entergy reserves its right to request market-based rate authority for sales within its control area in the future. The relinquishment of market-based rates for sales within the Entergy control area is not expected to have a material effect on the financial results of Entergy.

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
  Codifies the concept of participant funding or cost causation, a form of cost allocation for transmission interconnections and upgrades, and allows the FERC to apply participant funding in all regions of the country. Participant funding helps ensure that a utility's native load customers only bear the costs that are necessary to provide reliable transmission service to them and not bear costs imposed by generators (the participants) who seek to deliver power to other regions.
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

Market and Credit Risk Sensitive Instruments

Market risk is the risk of changes in the value of commodity and financial instruments, or in future operating results or cash flows, in response to changing market conditions. Entergy holds commodity and financial instruments that are exposed to the following significant market risks:
  The commodity price risk associated with Entergy's Non-Utility Nuclear business.
  The interest rate and equity price risk associated with Entergy's investments in decommissioning trust funds, particularly in the Non-Utility Nuclear business. See Note 17 to the financial statements for details regarding Entergy's decommissioning trust funds.
  The interest rate risk associated with changes in interest rates as a result of Entergy's issuances of debt. Entergy manages its interest rate exposure by monitoring current interest rates and its debt outstanding in relation to total capitalization. See Notes 4 and 5 to the financial statements for the details of Entergy's debt outstanding.

Entergy's commodity and financial instruments are also exposed to credit risk. Credit risk is the risk of loss from nonperformance by suppliers, customers, or financial counterparties to a contract or agreement. Credit risk also includes potential demand on liquidity due to collateral requirements within supply or sales agreements.

Commodity Price Risk

Power Generation

The sale of electricity from the power generation plants owned by Entergy's Non-Utility Nuclear business, unless otherwise contracted, is subject to the fluctuation of market power prices. Entergy's Non-Utility Nuclear business has entered into PPAs and other contracts to sell the power produced by its power plants at prices established in the PPAs. Entergy continues to pursue opportunities to extend the existing PPAs and to enter into new PPAs with other parties. Following is a summary of the amount of the Non-Utility Nuclear business' output that is currently sold forward under physical or financial contracts:

	2007	2008	2009	2010	2011
Non-Utility Nuclear (including pending Palisades acquisition):
Percent of planned generation sold forward:
Unit-contingent	43%	45%	36%	23%	23%
Unit-contingent with guarantee of availability (1)	45%	36%	28%	22%	7%
Firm liquidated damages	7%	4%	0%	0%	0%
Total	95%	85%	64%	45%	30%
Planned generation (TWh)	38	41	41	41	41
Average contracted price per MWh	$49	$53	$57	$53	$47

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

The Vermont Yankee acquisition included a 10-year PPA under which the former owners will buy most of the power produced by the plant, which is through the expiration in 2012 of the current operating license for the plant. The PPA includes an adjustment clause under which the prices specified in the PPA will be adjusted downward monthly, beginning in November 2005, if power market prices drop below PPA prices, which has not happened thus far and is not expected in the foreseeable future.

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

Non-Utility Nuclear calculated that no payment was owed to NYPA under the value sharing agreements for 2005. On November 1, 2006, NYPA filed a demand for arbitration claiming that $90.5 million was due to NYPA under these agreements for 2005. Non-Utility Nuclear has filed a motion in New York State court to determine whether NYPA's claim should be decided by a court as opposed to by an arbitrator. Regardless of whether a court or an arbitrator decides NYPA's claim, Non-Utility Nuclear disagrees with NYPA's interpretation of the value sharing agreements, believes it has meritorious defenses to NYPA's claims, and intends to litigate those claims vigorously.

Some of the agreements to sell the power produced by Entergy's Non-Utility Nuclear power plants contain provisions that require an Entergy subsidiary to provide collateral to secure its obligations under the agreements. The Entergy subsidiary will be required to provide collateral based upon the difference between the current market and contracted power prices in the regions where Non-Utility Nuclear sells power. The primary form of collateral to satisfy these requirements would be an Entergy Corporation guaranty.  Cash and letters of credit are also acceptable forms of collateral.  At December 31, 2006, based on power prices at that time, Entergy had in place as collateral $810 million of Entergy Corporation guarantees for wholesale transactions, including $88 million of guarantees that support letters of credit. The assurance requirement associated with Non-Utility Nuclear is estimated to increase by an amount up to $303 million if gas prices increase $1 per MMBtu in both the short- and long-term markets. In the event of a decrease in Entergy Corporation's credit rating to below investment grade, Entergy will be required to replace Entergy Corporation guarantees with cash or letters of credit under some of the agreements.

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

	2007	2008	2009	2010	2011
Non-Utility Nuclear (including pending Palisades acquisition):
Percent of capacity sold forward:
Bundled capacity and energy contracts	21%	27%	27%	27%	26%
Capacity contracts	66%	39%	26%	9%	3%
Total	87%	66%	53%	36%	29%
Planned net MW in operation (average for 2007 to reflect pending Palisades acquisition during the year)	4,732	4,998	4,998	4,998	4,998
Average capacity contract price per kW per month	$1.7	$1.4	$1.3	$1.7	$2.0
Blended Capacity and Energy (based on revenues)
% of planned generation and capacity sold forward	93%	80%	60%	39%	23%
Average contract revenue per MWh	$50	$54	$58	$53	$47

As of December 31, 2006, approximately 97% of Non-Utility Nuclear's counterparty exposure from energy and capacity contracts is with counterparties with investment grade credit ratings.

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

Nuclear Decommissioning Costs

Entergy owns a significant number of nuclear generation facilities in both its Utility and Non-Utility Nuclear business units. Regulations require Entergy to decommission its nuclear power plants after each facility is taken out of service, and money is collected and deposited in trust funds during the facilities' operating lives in order to provide for this obligation. Entergy conducts periodic decommissioning cost studies to estimate the costs that will be incurred to decommission the facilities. The following key assumptions have a significant effect on these estimates:
  Cost Escalation Factors - Entergy's decommissioning revenue requirement studies include an assumption that decommissioning costs will escalate over present cost levels by annual factors ranging from approximately CPI-U to 5.5%. A 50 basis point change in this assumption could change the ultimate cost of decommissioning a facility by as much as 11%.
  Timing - In projecting decommissioning costs, two assumptions must be made to estimate the timing of plant decommissioning. First, the date of the plant's retirement must be estimated. The expiration of the plant's operating license is typically used for this purpose, but the assumption may be made that the plant will be relicensed and operate for some time beyond the original license term. Second, an assumption must be made whether decommissioning will begin immediately upon plant retirement, or whether the plant will be held in "safestore" status for later decommissioning, as permitted by applicable regulations. While the effect of these assumptions cannot be determined with precision, assuming either license extension or use of a "safestore" status can possibly change the present value of these obligations. Future revisions to appropriately reflect changes needed to the estimate of decommissioning costs will affect net income, only to the extent that the estimate of any reduction in the liability exceeds the amount of the undepreciated asset retirement cost at the date of the revision, for unregulated portions of Entergy's business. Any increases in the liability recorded due to such changes are capitalized and depreciated over the asset's remaining economic life in accordance with SFAS 143.
  Spent Fuel Disposal - Federal regulations require the DOE to provide a permanent repository for the storage of spent nuclear fuel, and legislation has been passed by Congress to develop this repository at Yucca Mountain, Nevada. Until this site is available, however, nuclear plant operators must provide for interim spent fuel storage on the nuclear plant site, which can require the construction and maintenance of dry cask storage sites or other facilities. The costs of developing and maintaining these facilities can have a significant effect (as much as 16% of estimated decommissioning costs). Entergy's decommissioning studies may include cost estimates for spent fuel storage. However, these estimates could change in the future based on the timing of the opening of the Yucca Mountain facility, the schedule for shipments to that facility when it is opened, or other factors.
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

In the third quarter of 2006, Entergy's Non-Utility Nuclear business recorded a reduction of $27 million in decommissioning liability for a plant as a result of a revised decommissioning cost study and changes in assumptions regarding the timing of when decommissioning of the plant will begin. The revised estimate resulted in miscellaneous income of $27 million ($16.6 million net-of-tax), reflecting the excess of the reduction in the liability over the amount of undepreciated asset retirement cost recorded at the time of adoption of SFAS 143.

Unbilled Revenue

As discussed in Note 1 to the consolidated financial statements, Entergy records an estimate of the revenues earned for energy delivered since the latest customer billing. Each month the estimated unbilled revenue amounts are recorded as revenue and a receivable, and the prior month's estimate is reversed. The difference between the estimate of the unbilled receivable at the beginning of the period and the end of the period is the amount of unbilled revenue recognized during the period. The estimate recorded is primarily based upon an estimate of customer usage during the unbilled period and the billed price to customers in that month, including fuel price. Therefore, revenue recognized may be affected by the estimated price and usage at the beginning and end of each period and fuel price fluctuations, in addition to changes in certain components of the calculation. Effective January 1, 2006, Entergy Louisiana and the Louisiana portion of Entergy Gulf States reclassified the fuel component of unbilled accounts receivable to deferred fuel and will no longer include the fuel component in the unbilled calculation, which is in accordance with regulatory treatment.

Impairment of Long-lived Assets

Entergy has significant investments in long-lived assets in all of its segments, and Entergy evaluates these assets against the market economics and under the accounting rules for impairment whenever there are indications that impairments may exist. This evaluation involves a significant degree of estimation and uncertainty, and these estimates are particularly important in Entergy's Utility business and the non-nuclear wholesale assets business. In the Utility business, portions of River Bend and Grand Gulf are not included in rate base, which could reduce the revenue that would otherwise be recovered for the applicable portions of those units' generation. In the non-nuclear wholesale assets business, Entergy's investments in merchant generation assets are subject to impairment if adverse market conditions arise.

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

Qualified Pension and Other Postretirement Benefits

Entergy sponsors qualified, defined benefit pension plans which cover substantially all employees. Additionally, Entergy currently provides postretirement health care and life insurance benefits for substantially all employees who reach retirement age while still working for Entergy. Entergy's reported costs of providing these benefits, as described in Note 11 to the consolidated financial statements, are impacted by numerous factors including the provisions of the plans, changing employee demographics, and various actuarial calculations, assumptions, and accounting mechanisms. Because of the complexity of these calculations, the long-term nature of these obligations, and the importance of the assumptions utilized, Entergy's estimate of these costs is a critical accounting estimate for the Utility and Non-Utility Nuclear segments.

Assumptions

Key actuarial assumptions utilized in determining these costs include:
  Discount rates used in determining the future benefit obligations;
  Projected health care cost trend rates;
  Expected long-term rate of return on plan assets; and
  Rate of increase in future compensation levels.

Entergy reviews these assumptions on an annual basis and adjusts them as necessary. The falling interest rate environment and worse-than-expected performance of the financial equity markets in previous years have impacted Entergy's funding and reported costs for these benefits. In addition, these trends have caused Entergy to make a number of adjustments to its assumptions.

In selecting an assumed discount rate to calculate benefit obligations, Entergy reviews market yields on high-quality corporate debt and matches these rates with Entergy's projected stream of benefit payments. Based on recent market trends, Entergy increased its discount rate used to calculate benefit obligations from 5.9% in 2005 to 6.00% in 2006. Entergy's assumed discount rate used to calculate the 2004 benefit obligations was 6.00%. Entergy reviews actual recent cost trends and projected future trends in establishing health care cost trend rates. Based on this review, Entergy's health care cost trend rate assumption used in calculating the December 31, 2006 accumulated postretirement benefit obligation was a 10% increase in health care costs in 2007 gradually decreasing each successive year, until it reaches a 4.5% annual increase in health care costs in 2012 and beyond.

In determining its expected long-term rate of return on plan assets, Entergy reviews past long-term performance, asset allocations, and long-term inflation assumptions. Entergy targets an asset allocation for its pension plan assets of roughly 65% equity securities, 31% fixed-income securities and 4% other investments. The target allocation for Entergy's other postretirement benefit assets is 51% equity securities and 49% fixed-income securities. Entergy's expected long-term rate of return on plan assets used to calculate benefit obligations was 8.5% in 2006, 2005 and 2004. The assumed rate of increase in future compensation levels used to calculate benefit obligations was 3.25% in 2006, 2005 and 2004.

Cost Sensitivity

The following chart reflects the sensitivity of qualified pension cost to changes in certain actuarial assumptions (dollars in thousands):

Actuarial Assumption	Change in Assumption	Impact on 2006 Qualified Pension Cost	Impact on Qualified Projected Benefit Obligation
	Increase/(Decrease)

Discount rate	(0.25%)	$11,746	$110,087
Rate of return on plan assets	(0.25%)	$5,311	-
Rate of increase in compensation	0.25%	$6,034	$33,326

The following chart reflects the sensitivity of postretirement benefit cost to changes in certain actuarial assumptions (dollars in thousands):

Actuarial Assumption	Change in Assumption	Impact on 2006 Postretirement Benefit Cost	Impact on Accumulated Postretirement Benefit Obligation
	Increase/(Decrease)

Health care cost trend	0.25%	$5,294	$25,774
Discount rate	(0.25%)	$3,510	$31,008

Each fluctuation above assumes that the other components of the calculation are held constant.

Accounting Mechanisms

In September 2006, FASB issued SFAS 158, "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements Nos. 87, 88, 106 and 132(R)," to be effective December 31, 2006. SFAS 158 requires an employer to recognize in its balance sheet the funded status of its benefit plans. Refer to Note 11 to the financial statements for a further discussion of SFAS 158 and Entergy's funded status.

In accordance with SFAS No. 87, "Employers' Accounting for Pensions," Entergy utilizes a number of accounting mechanisms that reduce the volatility of reported pension costs. Differences between actuarial assumptions and actual plan results are deferred and are amortized into expense only when the accumulated differences exceed 10% of the greater of the projected benefit obligation or the market-related value of plan assets. If necessary, the excess is amortized over the average remaining service period of active employees.

Additionally, Entergy accounts for the effect of asset performance on pension expense over a twenty-quarter phase-in period through a "market-related" value of assets calculation. Since the market-related value of assets recognizes investment gains or losses over a twenty-quarter period, the future value of assets will be impacted as previously deferred gains or losses are recognized.

Entergy's qualified pension accumulated benefit obligation at December 31, 2005 exceeded plan assets. As a result, Entergy was required to recognize an additional minimum pension liability as prescribed by SFAS 87. At December 31, 2005, Entergy's qualified pension plans' additional minimum pension liability was $406 million ($382 million net of related pension assets). Other comprehensive income was $15 million at December 31, 2005, after reductions for the unrecognized prior service cost, amounts recoverable in rates, and taxes. Net income for 2005 and 2004 was not affected. In accordance with SFAS 158, the additional minimum pension liability has been replaced in 2006 with the recording of the funded status of the defined benefit and other postretirement benefit plans.

Costs and Funding

In 2006, Entergy's total qualified pension cost was $131 million. Entergy anticipates 2007 qualified pension cost to decrease to $128 million (including Entergy New Orleans' cost of $2.8 million) due to an increase in the discount rate (from 5.90% to 6.00%) and 2006 actual return on plan assets greater than 8.5%. Pension funding was $318 million for 2006, including the 2005 contribution of $107 million that was delayed until 2006 as a result of the Katrina Emergency Tax Relief Act. Entergy's contributions to the pension trusts are projected to be $176 million in 2007, including Entergy New Orleans' contribution of $44 million.

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

Total postretirement health care and life insurance benefit costs for Entergy in 2006 were $90 million, including $28 million in savings due to the estimated effect of future Medicare Part D subsidies. Entergy expects 2007 postretirement health care and life insurance benefit costs to be $88 million (including Entergy New Orleans' costs of $5 million). This includes a projected $26 million in savings due to the estimated effect of future Medicare Part D subsidies. The decrease in postretirement health care and life insurance benefit costs is due to the increase in the discount rate (from 5.9% to 6.00%) and plan amendments in the Non-Utility Nuclear plans.

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

Litigation

Entergy has been named as defendant in a number of lawsuits involving employment, ratepayer, and injuries and damages issues, among other matters. Entergy periodically reviews the cases in which it has been named as defendant and assesses the likelihood of loss in each case as probable, reasonably estimable, or remote and records reserves for cases which have a probable likelihood of loss and can be estimated. Notes 2 and 8 to the financial statements include more detail on ratepayer and other lawsuits and management's assessment of the adequacy of reserves recorded for these matters. Given the environment in which Entergy operates, and the unpredictable nature of many of the cases in which Entergy is named as a defendant, however, the ultimate outcome of the litigation Entergy is exposed to has the potential to materially affect the results of operations of Entergy, or its operating company subsidiaries.

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

New Accounting Pronouncements

FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48) was issued in July 2006 and is effective for Entergy in the first quarter of 2007. FIN 48 establishes a "more-likely-than-not" recognition threshold that must be met before a tax benefit can be recognized in the financial statements. If a tax deduction is taken on a tax return, but does not meet the more-likely-than-not recognition threshold, an increase in income tax liability, above what is payable on the tax return, is required to be recorded. Additional disclosure in the footnotes to the financial statements will also be required for such liabilities. Entergy does not expect that the adoption of FIN 48 will materially affect its financial position, results of operations, or cash flows.  Entergy expects that the cumulative effect of the adoption of FIN 48 will result in a reduction to consolidated retained earnings at January 1, 2007 in the range of $3 million to $5 million.

In September 2006 the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" (SFAS 157), which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 generally does not require any new fair value measurements. However, in some cases, the application of SFAS 157 in the future may change Entergy's practice for measuring and disclosing fair values under other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for Entergy in the first quarter 2008 and will be applied prospectively. Entergy is currently evaluating SFAS 157 and its potential future impacts on its financial position, results of operations, and cash flows.

In February 2007 the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS 159), which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for Entergy in the first quarter 2008, and because SFAS 159 was recently issued Entergy's evaluation is in its initial stages.

(Page left blank intentionally)

ENTERGY CORPORATION AND SUBSIDIARIES
SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON

	2006	2005	2004	2003		2002
	(In Thousands, Except Percentages and Per Share Amounts)

Operating revenues	$10,932,158	$10,106,247	$9,685,521	$9,032,714		$8,299,052
Income from continuing operations	$1,133,098	$943,125	$909,565	$804,273	(1)	$609,915
Earnings per share from continuing operations
Basic	$5.46	$4.49	$4.01	$3.55		$2.73
Diluted	$5.36	$4.40	$3.93	$3.48		$2.68
Dividends declared per share	$2.16	$2.16	$1.89	$1.60		$1.34
Return on common equity	14.21%	11.20%	10.70%	11.21%		7.85%
Book value per share, year-end	$40.45	$37.31	$38.25	$38.02		$35.24
Total assets	$31,082,731	$30,857,657	$28,310,777	$28,527,388		$27,504,366
Long-term obligations (2)	$8,996,620	$9,013,448	$7,180,291	$7,497,690		$7,488,919

(1) Before cumulative effect of accounting changes.
(2) Includes long-term debt (excluding currently maturing debt), preferred stock with sinking fund, and noncurrent capital lease obligations.

	2006	2005	2004	2003		2002
	(Dollars In Millions)
Utility Electric Operating Revenues:
Residential	$3,193	$2,912	$2,842	$2,683		$2,440
Commercial	2,318	2,041	2,045	1,882		1,673
Industrial	2,630	2,419	2,311	2,082		1,850
Governmental	155	141	200	195		179
Total retail	8,296	7,513	7,398	6,842		6,142
Sales for resale (1)	612	656	390	371		330
Other	155	278	145	184		174
Total	$9,063	$8,447	$7,933	$7,397		$6,646
Utility Billed Electric Energy Sales (GWh):
Residential	31,665	31,569	32,897	32,817		32,581
Commercial	25,079	24,401	26,468	25,863		25,354
Industrial	38,339	37,615	40,293	38,637		41,018
Governmental	1,580	1,568	2,568	2,651		2,678
Total retail	96,663	95,153	102,226	99,968		101,631
Sales for resale (1)	10,803	11,459	8,623	9,248		9,828
Total	107,466	106,612	110,849	109,216		111,459

(1) Includes sales to Entergy New Orleans, which was deconsolidated in 2006 and 2005. See Note 18 to the financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Entergy Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Entergy Corporation and Subsidiaries (the "Corporation") as of December 31, 2006 and 2005, and the related consolidated statements of income; of retained earnings, comprehensive income, and paid-in capital; and of cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Entergy Corporation and Subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 11 to the consolidated financial statements, in 2006 the Corporation adopted the provisions of Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Corporation's internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2007 expressed an unqualified opinion on management's assessment of the effectiveness of the Corporation's internal control over financial reporting and an unqualified opinion on the effectiveness of the Corporation's internal control over financial reporting.

DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 26, 2007

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2006	2005	2004
	(In Thousands, Except Share Data)

OPERATING REVENUES
Domestic electric	$9,063,135	$8,446,830	$7,932,577
Natural gas	84,230	77,660	208,499
Competitive businesses	1,784,793	1,581,757	1,544,445
TOTAL	10,932,158	10,106,247	9,685,521

OPERATING EXPENSES
Operating and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	3,144,073	2,176,015	2,488,208
Purchased power	2,138,237	2,521,247	1,701,610
Nuclear refueling outage expenses	169,567	162,653	166,072
Provisions for asset impairments and restructuring charges	-	-	55,000
Other operation and maintenance	2,335,364	2,122,206	2,268,332
Decommissioning	145,884	143,121	149,529
Taxes other than income taxes	428,561	382,521	403,635
Depreciation and amortization	887,792	856,377	893,574
Other regulatory credits - net	(122,680)	(49,882)	(90,611)
TOTAL	9,126,798	8,314,258	8,035,349

OPERATING INCOME	1,805,360	1,791,989	1,650,172

OTHER INCOME
Allowance for equity funds used during construction	39,894	45,736	39,582
Interest and dividend income	198,835	150,479	109,635
Equity in earnings (loss) of unconsolidated equity affiliates	93,744	985	(78,727)
Miscellaneous - net	16,114	14,251	55,509
TOTAL	348,587	211,451	125,999

INTEREST AND OTHER CHARGES
Interest on long-term debt	498,451	440,334	463,384
Other interest - net	75,502	64,646	40,133
Allowance for borrowed funds used during construction	(23,931)	(29,376)	(25,741)
Preferred dividend requirements and other	27,783	25,427	23,525
TOTAL	577,805	501,031	501,301

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,576,142	1,502,409	1,274,870

Income taxes	443,044	559,284	365,305

INCOME FROM CONTINUING OPERATIONS	1,133,098	943,125	909,565

LOSS FROM DISCONTINUED OPERATIONS (net of income tax expense
(benefit) of $67 , ($24,051), and $603, respectively)	(496)	(44,794)	(41)

CONSOLIDATED NET INCOME	$1,132,602	$898,331	$909,524

Basic earnings (loss) per average common share:
Continuing operations	$5.46	$4.49	$4.01
Discontinued operations	-	($0.21)	-
Basic earnings per average common share	$5.46	$4.27	$4.01
Diluted earnings (loss) per average common share:
Continuing operations	$5.36	$4.40	$3.93
Discontinued operations	-	($0.21)	-
Diluted earnings per average common share	$5.36	$4.19	$3.93
Dividends declared per common share	$2.16	$2.16	$1.89

Basic average number of common shares outstanding	207,456,838	210,141,887	226,863,758
Diluted average number of common shares outstanding	211,452,455	214,441,362	231,193,686

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2006	2005	2004
	(In Thousands)

OPERATING ACTIVITIES
Consolidated net income	$1,132,602	$898,331	$909,524
Adjustments to reconcile consolidated net income to net cash flow provided by operating activities:
Reserve for regulatory adjustments	36,352	(82,033)	33,533
Other regulatory credits - net	(122,680)	(49,882)	(90,611)
Depreciation, amortization, and decommissioning	1,035,153	1,001,852	1,045,122
Deferred income taxes, investment tax credits, and non-current taxes accrued	738,643	487,804	352,094
Equity in earnings (loss) of unconsolidated equity affiliates - net of dividends	4,436	4,315	608,141
Provisions for asset impairments and restructuring charges	-	39,767	55,000
Changes in working capital:
Receivables	408,042	(367,351)	(210,419)
Fuel inventory	13,097	(83,125)	(16,769)
Accounts payable	(83,884)	303,194	95,306
Taxes accrued	(835)	(33,306)	(1,581)
Interest accrued	5,975	15,133	5,269
Deferred fuel	582,947	(236,801)	213,627
Other working capital accounts	64,479	(45,653)	41,008
Provision for estimated losses and reserves	39,822	(3,704)	(18,041)
Changes in other regulatory assets	(127,305)	(311,934)	48,626
Other	(307,429)	(68,799)	(140,510)
Net cash flow provided by operating activities	3,419,415	1,467,808	2,929,319

INVESTING ACTIVITIES
Construction/capital expenditures	(1,586,016)	(1,458,086)	(1,410,610)
Allowance for equity funds used during construction	39,894	45,736	39,582
Nuclear fuel purchases	(326,248)	(314,414)	(238,170)
Proceeds from sale/leaseback of nuclear fuel	135,190	184,403	109,988
Proceeds from sale of assets and businesses	77,159	-	75,430
Payment for purchase of plant	(88,199)	(162,075)	-
Investment in nonutility properties	-	-	(6,420)
Decrease in other investments	(6,353)	9,905	383,498
Purchases of other temporary investments	-	(1,591,025)	(1,629,500)
Liquidation of other temporary investments	-	1,778,975	1,676,350
Proceeds from nuclear decommissioning trust fund sales	777,584	944,253	679,466
Investment in nuclear decommissioning trust funds	(884,123)	(1,039,824)	(769,273)
Other regulatory investments	(38,037)	(390,456)	(53,566)
Net cash flow used in investing activities	(1,899,149)	(1,992,608)	(1,143,225)

See Notes to Financial Statements.

50

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2006	2005	2004
	(In Thousands)

FINANCING ACTIVITIES
Proceeds from the issuance of:
Long-term debt	1,837,713	4,302,570	3,653,478
Preferred stock	73,354	127,995	-
Common stock and treasury stock	70,455	106,068	170,237
Retirement of long-term debt	(1,804,373)	(2,689,206)	(4,022,548)
Repurchase of common stock	(584,193)	(878,188)	(1,017,996)
Redemption of preferred stock	(183,881)	(33,719)	(3,450)
Changes in credit line borrowings - net	(15,000)	39,850	(154)
Dividends paid:
Common stock	(448,954)	(453,508)	(427,901)
Preferred stock	(28,848)	(25,472)	(23,525)
Net cash flow provided by (used in) financing activities	(1,083,727)	496,390	(1,671,859)

Effect of exchange rates on cash and cash equivalents	(3,207)	(602)	(1,882)

Net increase (decrease) in cash and cash equivalents	433,332	(29,012)	112,353

Cash and cash equivalents at beginning of period	582,820	619,786	507,433

Effect of the deconsolidation of Entergy New Orleans on cash and cash equivalents	-	(7,954)	-

Cash and cash equivalents at end of period	$1,016,152	$582,820	$619,786

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period for:
Interest - net of amount capitalized	$526,424	$461,345	$477,768
Income taxes	($147,435)	$116,072	$28,241

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS

	December 31,
	2006	2005
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$117,379	$221,773
Temporary cash investments - at cost,
which approximates market	898,773	361,047
Total cash and cash equivalents	1,016,152	582,820
Note receivable - Entergy New Orleans DIP loan	51,934	90,000
Notes receivable	699	3,227
Accounts receivable:
Customer	410,512	629,717
Allowance for doubtful accounts	(19,348)	(30,805)
Other	487,264	459,152
Accrued unbilled revenues	249,165	477,570
Total receivables	1,127,593	1,535,634
Deferred fuel costs	-	543,927
Accumulated deferred income taxes	11,680	-
Fuel inventory - at average cost	193,098	206,195
Materials and supplies - at average cost	604,998	610,932
Deferred nuclear refueling outage costs	147,521	164,152
Prepayments and other	171,759	325,795
TOTAL	3,325,434	4,062,682

OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity	229,089	296,784
Decommissioning trust funds	2,858,523	2,606,765
Non-utility property - at cost (less accumulated depreciation)	212,726	228,833
Other	47,115	81,535
TOTAL	3,347,453	3,213,917

PROPERTY, PLANT AND EQUIPMENT
Electric	30,713,284	29,161,027
Property under capital lease	730,182	727,565
Natural gas	92,787	86,794
Construction work in progress	786,147	1,524,085
Nuclear fuel under capital lease	269,485	271,615
Nuclear fuel	561,291	436,646
TOTAL PROPERTY, PLANT AND EQUIPMENT	33,153,176	32,207,732
Less - accumulated depreciation and amortization	13,715,099	13,010,687
PROPERTY, PLANT AND EQUIPMENT - NET	19,438,077	19,197,045

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
SFAS 109 regulatory asset - net	740,110	735,221
Other regulatory assets	2,768,352	2,133,724
Deferred fuel costs	168,122	120,489
Long-term receivables	19,349	25,572
Goodwill	377,172	377,172
Other	898,662	991,835
TOTAL	4,971,767	4,384,013

TOTAL ASSETS	$31,082,731	$30,857,657

See Notes to Financial Statements.

52

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY

	December 31,
	2006	2005
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$181,576	$103,517
Notes payable	25,039	40,041
Accounts payable	1,122,596	1,655,787
Customer deposits	248,031	222,206
Taxes accrued	187,324	188,159
Accumulated deferred income taxes	-	143,409
Interest accrued	160,831	154,855
Deferred fuel costs	73,031	-
Obligations under capital leases	153,246	130,882
Pension and other postretirement liabilities	41,912	-
Other	271,544	473,510
TOTAL	2,465,130	3,112,366

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	5,820,700	5,282,759
Accumulated deferred investment tax credits	358,550	376,550
Obligations under capital leases	188,033	175,005
Other regulatory liabilities	449,237	408,667
Decommissioning and asset retirement cost liabilities	2,023,846	1,923,971
Transition to competition	79,098	79,101
Regulatory reserves	219	18,624
Accumulated provisions	88,902	144,880
Pension and other postretirement liabilities	1,410,433	1,118,964
Long-term debt	8,798,087	8,824,493
Preferred stock with sinking fund	10,500	13,950
Other	847,196	1,184,082
TOTAL	20,074,801	19,551,046

Commitments and Contingencies

Preferred stock without sinking fund	344,913	445,974

SHAREHOLDERS' EQUITY
Common stock, $.01 par value, authorized 500,000,000
shares; issued 248,174,087 shares in 2006 and in 2005	2,482	2,482
Paid-in capital	4,827,265	4,817,637
Retained earnings	6,113,042	5,433,931
Accumulated other comprehensive loss	(100,512)	(343,819)
Less - treasury stock, at cost (45,506,311 shares in 2006 and
40,644,602 shares in 2005)	2,644,390	2,161,960
TOTAL	8,197,887	7,748,271

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$31,082,731	$30,857,657

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS, COMPREHENSIVE INCOME, AND PAID-IN CAPITAL

	For the Years Ended December 31,
	2006		2005		2004
	(In Thousands)

RETAINED EARNINGS

Retained Earnings - Beginning of period	$5,433,931		$4,989,826		$4,502,508

Add:
Consolidated net income	1,132,602	$1,132,602	898,331	$898,331	909,524	$909,524
Adjustment for change in accounting method	-		-		5,524
Total	1,132,602		898,331		915,048

Deduct:
Dividends declared on common stock	448,572		453,657		427,740
Capital stock and other expenses	4,919		569		(10)
Total	453,491		454,226		427,730

Retained Earnings - End of period	$6,113,042		$5,433,931		$4,989,826

ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of period:
Accumulated derivative instrument fair value changes	($392,614)		($141,411)		($25,811)
Other accumulated comprehensive income (loss) items	48,795		47,958		18,016
Total	(343,819)		(93,453)		(7,795)

Net derivative instrument fair value changes
arising during the period (net of tax expense (benefit) of $187,462,
($159,236) and ($74,082))	287,036	287,036	(251,203)	(251,203)	(115,600)	(115,600)

Foreign currency translation (net of tax expense of $1,122, $211, and $659)	3,207	3,207	602	602	1,882	1,882

Minimum pension liability (net of tax expense (benefit) of ($5,911),
($9,176), and $1,875)	(7,759)	(7,759)	(15,773)	(15,773)	2,762	2,762

Pension and other postretirement liabilities (net of tax (benefit) of ($92,419))	(75,805)	-	-	-	-	-

Net unrealized investment gains (net of tax expense of $28,428,
$10,573, and $16,599)	36,628	36,628	16,008	16,008	25,298	25,298

Balance at end of period:
Accumulated derivative instrument fair value changes	(105,578)		(392,614)		(141,411)
Other accumulated comprehensive income items	5,066		48,795		47,958
Total	($100,512)		($343,819)		($93,453)
Comprehensive Income		$1,451,714		$647,965		$823,866

PAID-IN CAPITAL

Paid-in Capital - Beginning of period	$4,817,637		$4,835,375		$4,767,615

Add (Deduct):
Issuance of equity units	-		(39,904)		-
Common stock issuances related to stock plans	9,628		22,166		67,760

Paid-in Capital - End of period	$4,827,265		$4,817,637		$4,835,375

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

The accompanying consolidated financial statements include the accounts of Entergy Corporation and its direct and indirect subsidiaries. As required by generally accepted accounting principles, all significant intercompany transactions have been eliminated in the consolidated financial statements. Entergy's Registrant Subsidiaries (Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy) also include their separate financial statements in this Form 10-K because those companies have registered securities with the SEC. The Registrant Subsidiaries and many other Entergy subsidiaries maintain accounts in accordance with FERC and other regulatory guidelines. Certain previously reported amounts have been reclassified to conform to current classifications, with no effect on net income or shareholders' equity.

Use of Estimates in the Preparation of Financial Statements

In conformity with generally accepted accounting principles, the preparation of Entergy Corporation's consolidated financial statements and the separate financial statements of the Registrant Subsidiaries requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities. Adjustments to the reported amounts of assets and liabilities may be necessary in the future to the extent that future estimates or actual results are different from the estimates used.

Revenues and Fuel Costs

Entergy Arkansas, Entergy Louisiana, and Entergy Mississippi generate, transmit, and distribute electric power primarily to retail customers in Arkansas, Louisiana, and Mississippi, respectively. Entergy Gulf States generates, transmits, and distributes electric power primarily to retail customers in Texas and Louisiana. Entergy Gulf States also distributes gas to retail customers in and around Baton Rouge, Louisiana. Entergy New Orleans sells both electric power and gas to retail customers in the City of New Orleans, except for Algiers, where Entergy Louisiana is the electric power supplier. Entergy's Non-Utility Nuclear segment derives almost all of its revenue from sales of electric power generated by plants owned by the Non-Utility Nuclear segment.

Entergy recognizes revenue from electric power and gas sales when power or gas is delivered to customers. To the extent that deliveries have occurred but a bill has not been issued, Entergy's Utility operating companies accrue an estimate of the revenues for energy delivered since the latest billings. The Utility operating companies calculate the estimate based upon several factors including billings through the last billing cycle in a month, actual generation in the month, historical line loss factors, and prices in effect in Entergy's Utility operating companies' various jurisdictions. Changes are made to the inputs in the estimate as needed to reflect changes in billing practices. Each month the estimated unbilled revenue amounts are recorded as revenue and unbilled accounts receivable, and the prior month's estimate is reversed. Therefore, changes in price and volume differences resulting from factors such as weather affect the calculation of unbilled revenues from one period to the next, and may result in variability in reported revenues from one period to the next as prior estimates are reversed and new estimates recorded.
Entergy's Utility operating companies' rate schedules include either fuel adjustment clauses or fixed fuel factors, which allow either current recovery in billings to customers or deferral of fuel costs until the costs are billed to customers. Because the fuel adjustment clause mechanism allows monthly adjustments to recover fuel costs, Entergy New Orleans and, prior to 2006, Entergy Louisiana and the Louisiana portion of Entergy Gulf States include a component of fuel cost recovery in their unbilled revenue calculations. Effective January 1, 2006, however, for Entergy Louisiana and the Louisiana portion of Entergy Gulf States this fuel component of unbilled accounts receivable was reclassified to a deferred fuel asset and is no longer included in the unbilled revenue calculations, which is in accordance with regulatory treatment. Where the fuel component of revenues is billed based on a pre-determined fuel cost (fixed fuel factor), the fuel factor remains in effect until changed as part of a general rate case, fuel reconciliation, or fixed fuel factor filing. Entergy Mississippi's fuel factor includes an energy cost rider that is adjusted quarterly. In the case of Entergy Arkansas and the Texas portion of Entergy Gulf States, a portion of their fuel under-recoveries are treated in the cash flow statements as regulatory investments because those companies are allowed by their regulatory jurisdictions to recover the fuel cost regulatory asset over longer than a twelve-month period, and the companies earn a carrying charge on the under-recovered balances.

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

Property, Plant, and Equipment

Property, plant, and equipment is stated at original cost. Depreciation is computed on the straight-line basis at rates based on the estimated service lives of the various classes of property. For the Registrant Subsidiaries, the original cost of plant retired or removed, less salvage, is charged to accumulated depreciation. Normal maintenance, repairs, and minor replacement costs are charged to operating expenses. Substantially all of the Registrant Subsidiaries' plant is subject to mortgage liens.

Electric plant includes the portions of Grand Gulf and Waterford 3 that have been sold and leased back. For financial reporting purposes, these sale and leaseback arrangements are reflected as financing transactions.

Net property, plant, and equipment for Entergy (including property under capital lease and associated accumulated amortization) by business segment and functional category, as of December 31, 2006 and 2005, is shown below:
2006	Entergy	Utility	Non-Utility Nuclear	All Other
	(In Millions)
Production
Nuclear	$7,558	$5,835	$1,723	$-
Other	1,610	1,373	-	237
Transmission	2,500	2,500	-	-
Distribution	5,041	5,041	-	-
Other	1,113	1,111	-	2
Construction work in progress	786	602	175	9
Nuclear fuel (leased and owned)	830	476	354	-
Property, plant, and equipment - net	$19,438	$16,938	$2,252	$248

2005	Entergy	Utility	Non-Utility Nuclear	All Other
	(In Millions)
Production
Nuclear	$7,390	$5,955	$1,435	$-
Other	1,590	1,321	-	269
Transmission	2,394	2,394	-	-
Distribution	4,599	4,599	-	-
Other	992	989	-	3
Construction work in progress	1,524	1,268	232	24
Nuclear fuel (leased and owned)	708	373	335	-
Property, plant, and equipment - net	$19,197	$16,899	$2,002	$296

Depreciation rates on average depreciable property for Entergy approximated 2.7% in 2006, 2.7% in 2005, and 2.8% in 2004. Included in these rates are the depreciation rates on average depreciable utility property of 2.6% in 2006, 2.6% in 2005, and 2.7% in 2004 and the depreciation rates on average depreciable non-utility property of 3.6% in 2006, 3.2% in 2005, and 3.8% in 2004.

"Non-utility property - at cost (less accumulated depreciation)" for Entergy is reported net of accumulated depreciation of $167.5 million and $162.2 million as of December 31, 2006 and 2005, respectively.

Net property, plant, and equipment for the Registrant Subsidiaries (including property under capital lease and associated accumulated amortization) by company and functional category, as of December 31, 2006 and 2005, is shown below:
2006	Entergy Arkansas	Entergy Gulf States	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	System Energy
	(In Millions)
Production
Nuclear	$1,101	$1,540	$1,495	$-	$-	$1,699
Other	246	481	356	290	2	-
Transmission	690	872	502	429	23	7
Distribution	1,384	1,496	1,324	837	256	-
Other	197	298	311	191	157	14
Construction work in progress	113	149	190	80	22	38
Nuclear fuel (leased and owned)	146	84	82	-	-	66
Property, plant, and equipment - net	$3,877	$4,920	$4,260	$1,827	$460	$1,824

2005	Entergy Arkansas	Entergy Gulf States	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	System Energy
	(In Millions)
Production
Nuclear	$1,065	$1,597	$1,526	$-	$-	$1,767
Other	253	510	359	199	7	-
Transmission	681	831	454	420	29	8
Distribution	1,322	1,461	1,039	777	349	-
Other	189	181	301	191	68	14
Construction work in progress	139	526	415	119	202	47
Nuclear fuel (leased and owned)	115	66	58	-	-	88
Property, plant, and equipment - net	$3,764	$5,172	$4,152	$1,706	$655	$1,924

Depreciation rates on average depreciable property for the Registrant Subsidiaries are shown below:
	Entergy Arkansas	Entergy Gulf States	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	System Energy

2006	3.2%	2.1%	2.5%	2.6%	3.0%	2.9%
2005	3.1%	2.1%	2.6%	2.6%	3.1%	2.8%
2004	3.2%	2.1%	2.9%	2.5%	2.8%	2.9%

Non-utility property - at cost (less accumulated depreciation) for Entergy Gulf States is reported net of accumulated depreciation of $127.4 million and $128.0 million as of December 31, 2006 and 2005, respectively.

Jointly-Owned Generating Stations

Certain Entergy subsidiaries jointly own electric generating facilities with third parties. The investments and expenses associated with these generating stations are recorded by the Entergy subsidiaries to the extent of their respective undivided ownership interests. As of December 31, 2006, the subsidiaries' investment and accumulated depreciation in each of these generating stations were as follows:

Generating Stations		Fuel-Type	Total Megawatt Capability (1)	Ownership	Investment	Accumulated Depreciation
					(In Millions)
Utility business:
Entergy Arkansas -
Independence	Unit 1	Coal	815	31.50%	$119	$82
	Common Facilities	Coal		15.75%	$31	$20
White Bluff	Units 1 and 2	Coal	1,635	57.00%	$440	$293
Entergy Gulf States -
Roy S. Nelson	Unit 6	Coal	550	70.00%	$405	$258
Big Cajun 2	Unit 3	Coal	575	42.00%	$233	$140
Entergy Mississippi -
Independence	Units 1 and 2 and Common Facilities	Coal	1,630	25.00%	$235	$125
System Energy -
Grand Gulf	Unit 1	Nuclear	1,270	90.00%(2)	$3,824	$2,000

Non-nuclear wholesale assets:
Harrison County		Gas	550	60.90%	$210	$15
Warren		Gas	300	75.00%	$21	$7

(1)

"Total Megawatt Capability" is the dependable load carrying capability as demonstrated under actual operating conditions based on the primary fuel (assuming no curtailments) that each station was designed to utilize.

(2)	Includes an 11.5% leasehold interest held by System Energy. System Energy's Grand Gulf lease obligations are discussed in Note 10 to the financial statements.

Nuclear Refueling Outage Costs

Nuclear refueling outage costs are deferred during the outage and amortized over the period to the next outage because these refueling outage expenses are incurred to prepare the units to operate for the next operating cycle without having to be taken off line. Prior to 2006, River Bend's costs were accrued in advance of the outage and included in the cost of service used to establish retail rates. Entergy Gulf States relieved the accrued liability when it incurred costs during the next River Bend outage. In 2006, Entergy Gulf States adopted FSP No. AUG AIR-1, "Accounting for Planned Major Maintenance Activities," for its River Bend nuclear refueling outage costs and now accounts for these costs in the same manner as Entergy's other subsidiaries. Adoption of FSP No. AUG AIR-1 resulted in an immaterial retrospective adjustment to Entergy's and Entergy Gulf States' retained earnings balance.

Allowance for Funds Used During Construction (AFUDC)

AFUDC represents the approximate net composite interest cost of borrowed funds and a reasonable return on the equity funds used for construction by the Registrant Subsidiaries. Although AFUDC increases both the plant balance and earnings, it is realized in cash through depreciation provisions included in rates.

Income Taxes

Entergy Corporation and the majority of its subsidiaries file a United States consolidated federal income tax return. Entergy Louisiana, formed December 31, 2005, is not a member of the consolidated group and files a separate federal income tax return. Income taxes are allocated to the subsidiaries in proportion to their contribution to consolidated taxable income. In accordance with SFAS 109, "Accounting for Income Taxes," deferred income taxes are recorded for all temporary differences between the book and tax basis of assets and liabilities, and for certain credits available for carryforward.

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

Earnings per Share

The following table presents Entergy's basic and diluted earnings per share (EPS) calculation included on the consolidated income statement:
	For the Years Ended December 31,
	2006		2005		2004
	(In Millions, Except Per Share Data)
		$/share		$/share		$/share
Income from continuing operations	$1,133.1		$943.1		$909.6

Average number of common shares outstanding - basic	207.5	$5.46	210.1	$4.49	226.9	$4.01
Average dilutive effect of:
Stock Options (1)	3.8	(0.098)	4.0	(0.085)	4.1	(0.071)
Deferred Units	0.2	(0.005)	0.3	(0.006)	0.2	(0.004)
Average number of common shares outstanding - diluted	211.5	$5.36	214.4	$4.40	231.2	$3.93

Consolidated Net Income	$1,132.6		$898.3		$909.5

Average number of common shares outstanding - basic	207.5	$5.46	210.1	$4.27	226.9	$4.01
Average dilutive effect of:
Stock Options (1)	3.8	(0.098)	4.0	(0.081)	4.1	(0.071)
Deferred Units	0.2	(0.005)	0.3	(0.005)	0.2	(0.004)
Average number of common shares outstanding - diluted	211.5	$5.36	214.4	$4.19	231.2	$3.93

(1)

Options to purchase approximately 1,727,579 common stock shares in 2005 and 3,319 common stock shares in 2004 at various prices were outstanding at the end of those years that were not included in the computation of diluted earnings per share because the exercise prices of those options were greater than the common share average market price at the end of each of the years presented. All options to purchase common stock shares in 2006 were included in the computation of diluted earnings per share because the common share average market price at the end of 2006 was greater than the exercise prices of all of the options outstanding.

Entergy has 10,000,000 equity units outstanding as of December 31, 2006 that obligate the holders to purchase a certain number of shares of Entergy common stock for a stated price no later than February 17, 2009.  Each contract executed prior to February 17, 2009 would be equal to 0.5705 common stock shares.  The equity units were not included in the calculation at December 31, 2006 and 2005 because Entergy's average stock price for the year was less than the threshold appreciation price of the equity units.

Stock-based Compensation Plans

Entergy grants stock options to key employees of the Entergy subsidiaries, which is described more fully in Note 12 to the financial statements. Effective January 1, 2003, Entergy prospectively adopted the fair value based method of accounting for stock options prescribed by SFAS 123, "Accounting for Stock-Based Compensation." Awards under Entergy's plans vest over three years. Therefore, the cost related to stock-based employee compensation included in the determination of net income for 2004 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS 123. There is no pro forma effect for 2006 and 2005 because all non-vested awards are accounted for at fair value. Stock-based compensation expense included in consolidated net income, net of related tax effects, for 2006 is $6.8 million and for 2005 is $7.8 million. The following table illustrates the effect on net income and earnings per share for 2004 if Entergy would have historically applied the fair value based method of accounting to stock-based employee compensation.
For the Year Ended December 31, 2004
(In Thousands, Except Per Share Data)

Consolidated Net Income	$909,524
Add back: Stock-based compensation expense included in earnings applicable to common stock, net of related tax effects	5,141
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	16,668
Pro forma consolidated net income	$897,997

Earnings per average common share:
Basic	$4.01
Basic - pro forma	$3.96

Diluted	$3.93
Diluted - pro forma	$3.88

Application of SFAS 71

Entergy's Utility operating companies and System Energy currently account for the effects of regulation pursuant to SFAS 71, "Accounting for the Effects of Certain Types of Regulation." This statement applies to the financial statements of a rate-regulated enterprise that meets three criteria. The enterprise must have rates that (i) are approved by a body empowered to set rates that bind customers (its regulator); (ii) are cost-based; and (iii) can be charged to and collected from customers. These criteria may also be applied to separable portions of a utility's business, such as the generation or transmission functions, or to specific classes of customers. If an enterprise meets these criteria, it capitalizes costs that would otherwise be charged to expense if the rate actions of its regulator make it probable that those costs will be recovered in future revenue. Such capitalized costs are reflected as regulatory assets in the accompanying financial statements. A significant majority of Entergy's regulatory assets, net of related regulatory and deferred tax liabilities, earn a return on investment during their recovery periods, or Entergy expects that they will earn a return. SFAS 71 requires that rate-regulated enterprises continue to assess the probability of recovering their regulatory assets. When an enterprise concludes that recovery of a regulatory asset is no longer probable, the regulatory asset must be removed from the entity's balance sheet.

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

See Note 2 to the financial statements for discussion of transition to competition activity in the retail regulatory jurisdictions served by Entergy's Utility operating companies.

Cash and Cash Equivalents

Entergy considers all unrestricted highly liquid debt instruments with an original or remaining maturity of three months or less at date of purchase to be cash equivalents. Investments with original maturities of more than three months are classified as other temporary investments on the balance sheet.

Investments

Entergy applies the provisions of SFAS 115, "Accounting for Investments for Certain Debt and Equity Securities," in accounting for investments in decommissioning trust funds. As a result, Entergy records the decommissioning trust funds at their fair value on the consolidated balance sheet. Because of the ability of the Registrant Subsidiaries to recover decommissioning costs in rates and in accordance with the regulatory treatment for decommissioning trust funds, the Registrant Subsidiaries have recorded an offsetting amount of unrealized gains/(losses) on investment securities in other regulatory liabilities/assets. For the nonregulated portion of River Bend, Entergy Gulf States has recorded an offsetting amount of unrealized gains/(losses) in other deferred credits. Decommissioning trust funds for Pilgrim, Indian Point 2, and Vermont Yankee do not receive regulatory treatment. Accordingly, unrealized gains recorded on the assets in these trust funds are recognized in the accumulated other comprehensive income component of shareholders' equity because these assets are classified as available for sale. Unrealized losses (where cost exceeds fair market value) on the assets in these trust funds are also recorded in the accumulated other comprehensive income component of shareholders' equity unless the unrealized loss is other than temporary and therefore recorded in earnings. The assessment of whether an investment has suffered an other than temporary impairment is based on a number of factors including, first, whether Entergy has the ability and intent to hold the investment to recover its value and, then, whether it is expected that the investment will recover its value within a reasonable period of time. See Note 17 to the financial statements for details on the decommissioning trust funds.

Equity Method Investees

Entergy owns investments that are accounted for under the equity method of accounting because Entergy's ownership level results in significant influence, but not control, over the investee and its operations. Entergy records its share of earnings or losses of the investee based on the change during the period in the estimated liquidation value of the investment, assuming that the investee's assets were to be liquidated at book value. In accordance with this method, earnings are allocated to owners or members based on what each partner would receive from its capital account if, hypothetically, liquidation were to occur at the balance sheet date and amounts distributed were based on recorded book values. Entergy discontinues the recognition of losses on equity investments when its share of losses equals or exceeds its carrying amount for an investee plus any advances made or commitments to provide additional financial support. See Note 14 to the financial statements for additional information regarding Entergy's equity method investments.

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

Fair Values

The estimated fair values of Entergy's financial instruments and derivatives are determined using bid prices and market quotes. Considerable judgment is required in developing the estimates of fair value. Therefore, estimates are not necessarily indicative of the amounts that Entergy could realize in a current market exchange. Gains or losses realized on financial instruments held by regulated businesses may be reflected in future rates and therefore do not accrue to the benefit or detriment of stockholders. Entergy considers the carrying amounts of most financial instruments classified as current assets and liabilities to be a reasonable estimate of their fair value because of the short maturity of these instruments.

Impairment of Long-Lived Assets

Entergy periodically reviews long-lived assets held in all of its business segments whenever events or changes in circumstances indicate that recoverability of these assets is uncertain. Generally, the determination of recoverability is based on the undiscounted net cash flows expected to result from such operations and assets. Projected net cash flows depend on the future operating costs associated with the assets, the efficiency and availability of the assets and generating units, and the future market and price for energy over the remaining life of the assets. See Note 13 to the financial statements for a discussion of asset impairments recognized by Entergy in 2005 and 2004.

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

Transition to Competition Liabilities

In conjunction with electric utility industry restructuring activity in Texas, regulatory mechanisms were established to mitigate potential stranded costs. Texas restructuring legislation allowed depreciation on transmission and distribution assets to be directed toward generation assets. The liability recorded by Entergy Gulf States as a result of this mechanism is classified as "transition to competition" deferred credits on the balance sheet. Entergy Gulf States has also recorded a corresponding regulatory asset.

Reacquired Debt

The premiums and costs associated with reacquired debt of Entergy's Utility operating companies and System Energy (except that portion allocable to the deregulated operations of Entergy Gulf States) are included in regulatory assets and are being amortized over the life of the related new issuances, in accordance with ratemaking treatment.

New Accounting Pronouncements

FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48) was issued in July 2006 and is effective for Entergy in the first quarter of 2007. FIN 48 establishes a "more-likely-than-not" recognition threshold that must be met before a tax benefit can be recognized in the financial statements. If a tax deduction is taken on a tax return, but does not meet the more-likely-than-not recognition threshold, an increase in income tax liability, above what is payable on the tax return, is required to be recorded. Additional disclosure in the footnotes to the financial statements will also be required for such liabilities. Entergy does not expect that the adoption of FIN 48 will materially affect its financial position, results of operations, or cash flows. Entergy expects that the cumulative effect of the adoption of FIN 48 will result in a reduction to consolidated retained earnings at January 1, 2007 in the range of $3 million to $5 million.

In September 2006 the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" (SFAS 157), which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 generally does not require any new fair value measurements. However, in some cases, the application of SFAS 157 in the future may change Entergy's practice for measuring and disclosing fair values under other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for Entergy in the first quarter 2008 and will be applied prospectively. Entergy is currently evaluating SFAS 157 and its potential future impacts on its financial position, results of operations, and cash flows.

In February 2007 the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS 159), which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for Entergy in the first quarter 2008, and because of SFAS 159's recent issuance Entergy's evaluation is in its initial stages.

Entergy Louisiana Basis of Presentation (Entergy Louisiana)

Effective December 31, 2005, Entergy Louisiana organized under the laws of the State of Texas as a limited liability company as part of a restructuring involving a Texas statutory merger-by-division and succeeded to all of the regulated utility operations of Entergy Louisiana, Inc. Entergy Louisiana was allocated substantially all of the property and other assets of Entergy Louisiana, Inc., including all assets used to provide retail and wholesale electric service to Entergy Louisiana, Inc.'s customers. Entergy Louisiana also assumed substantially all of the liabilities of Entergy Louisiana, Inc., including all of its debt securities and leases but excluding the outstanding preferred stock of Entergy Louisiana, Inc.

On December 31, 2005, and immediately prior to the formation of Entergy Louisiana, Entergy Louisiana, Inc. changed its state of incorporation from Louisiana to Texas and its name to Entergy Louisiana Holdings, Inc. Upon the effectiveness of the statutory merger-by-division on December 31, 2005, Entergy Louisiana was organized and Entergy Louisiana Holdings held all of Entergy Louisiana's common membership interests. All of the common membership interests of Entergy Louisiana continue to be held by Entergy Louisiana Holdings and all of the common stock of Entergy Louisiana Holdings continues to be held by Entergy Corporation.

Because the merger-by-division was a transaction involving entities under common control, Entergy Louisiana initially recognized the assets and liabilities transferred at their carrying amounts in the accounts of Entergy Louisiana Holdings at the time of the transfer. Entergy Louisiana's financial statements report results of operations for 2005 as though the merger-by-division had occurred at the beginning of 2005, and presents its 2005 balance sheet and other financial information as of the beginning of 2005 as though the assets and liabilities had been transferred at that date.  Financial statements and financial information presented for prior periods have also been presented on that basis to furnish comparative information.

Entergy Gulf States' Deregulated Operations (Entergy Gulf States)

Entergy Gulf States does not apply regulatory accounting principles to the Louisiana retail deregulated portion of River Bend, the 30% interest in River Bend formerly owned by Cajun, and its steam business. The Louisiana retail deregulated portion of River Bend is operated under a deregulated asset plan representing a portion (approximately 15%) of River Bend plant costs, generation, revenues, and expenses established under a 1992 LPSC order. The plan allows Entergy Gulf States to sell the electricity from the deregulated assets to Louisiana retail customers at 4.6 cents per kWh or off-system at higher prices, with certain provisions for sharing such incremental revenue above 4.6 cents per kWh between ratepayers and shareholders.

During 2005 and 2006, Entergy filed notices with the FERC to withdraw its market-based rate authority for wholesale transactions in the Entergy control area and submitted new cost-based rates to the FERC for approval. During the second quarter of 2006, the FERC issued an order accepting the cost-based rates filed by Entergy. As described above in "Application of SFAS 71", the Utility operating companies and System Energy apply the provisions of SFAS 71 to operations that meet three criteria: that rates are approved by a regulator, are cost-based, and can be charged to and collected from customers. Prior to this FERC decision, Entergy Gulf States did not apply regulatory accounting principles to its wholesale jurisdiction. The FERC decision in the second quarter of 2006 results in Entergy Gulf States meeting the SFAS 71 criteria discussed above for its wholesale jurisdiction and, therefore, Entergy Gulf States reinstated the application of regulatory accounting principles to its wholesale business which resulted in a regulatory credit of approximately $4.5 million during the second quarter of 2006. The FERC jurisdictional amounts are not included in the results below for the year ended December 31, 2006 in order to produce a better indication of ongoing deregulated operations.

The results of these deregulated operations before interest charges for the years ended December 31, 2006, 2005, and 2004 are as follows:

	2006	2005	2004
	(In Thousands)

Operating revenues	$145,858	$321,662	$280,279
Operating expenses
Fuel, operation, and maintenance	104,260	205,673	197,275
Depreciation and accretion	20,265	29,602	30,653
Total operating expense	124,525	235,275	227,928
Operating income	21,333	86,387	53,351
Income tax expense	8,463	32,642	20,414
Net income from deregulated utility operations	$12,870	$53,745	$31,937

The net investment associated with these deregulated operations as of December 31, 2006 and 2005 was approximately $547 million and $747 million, respectively.

NOTE 2. RATE AND REGULATORY MATTERS (Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

Regulatory Assets

Other Regulatory Assets

The Utility business is subject to the provisions of SFAS 71, "Accounting for the Effects of Certain Types of Regulation." Regulatory assets represent probable future revenues associated with certain costs that are expected to be recovered from customers through the ratemaking process. In addition to the regulatory assets that are specifically disclosed on the face of the balance sheets, the table below provides detail of "Other regulatory assets" that are included on Entergy's balance sheets as of December 31, 2006 and 2005:

	2006	2005
	(In Millions)
Asset Retirement Obligation - recovery dependent upon timing of decommissioning (Note 9)	$303.2	$271.7
Deferred capacity - recovery timing will be determined by the LPSC in the formula rate plan filings (Note 2)	127.5	93.8
Deferred fuel - non-current - recovered through rate riders when rates are redetermined periodically (Note 2)	30.9	6.1
Depreciation re-direct - recovery begins at start of retail open access (Note 1)	79.1	79.1
DOE Decommissioning and Decontamination Fees - recovered through fuel rates until December 2007 (Note 9)	9.1	17.5
Gas hedging costs - recovered through fuel rates	47.6	-
Certain Hurricane Rita costs - recovered through securitization (until 2021) and insurance proceeds (Note 2) (a)	405.6	-
Pension & postretirement costs (Note 11)	700.7	396.1
Postretirement benefits - recovered through 2012 (Note 11)	14.4	16.8
Provision for storm damages - recovered through cost of service (a)	421.8	695.8
Removal costs - recovered through depreciation rates (Note 9)	113.2	140.4
River Bend AFUDC - recovered through August 2025 (Note 1)	33.7	35.6
Sale-leaseback deferral - recovered through June 2014 (Note 10)	114.0	121.4
Spindletop gas storage facility - recovered through December 2032	39.0	40.6
Transition to competition - recovered through February 2021 (Note 2)	117.8	-
Unamortized loss on reacquired debt - recovered over term of debt	150.1	165.1
Other	60.7	53.7
Total	$2,768.4	$2,133.7

(a)

As a result of Hurricane Katrina and Hurricane Rita that hit Entergy's Utility service territories in August and September 2005, the Utility operating companies recorded accruals for the estimated storm restoration costs and recorded some of these costs as regulatory assets because management believes that recovery of these prudently incurred costs through some form of regulatory mechanism is probable. Entergy is pursuing a broad range of initiatives to recover storm restoration costs. Initiatives include obtaining reimbursement of certain costs covered by insurance, obtaining assistance through federal legislation for Hurricanes Katrina and Rita including Community Development Block Grants (CDBG), pursuing recovery through existing or new rate mechanisms regulated by the FERC and local regulatory bodies, and securitization. The cost recovery mechanisms and approvals are discussed below.

The table below provides detail of "Other regulatory assets" that are included on the Registrant Subsidiaries' balance sheets as of December 31, 2006 and 2005:

2006	Entergy Arkansas	Entergy Gulf States	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans (b)	System Energy
	(In Millions)
Asset Retirement Obligation - recovery dependent upon timing of decommissioning (Note 9)	$124.7	$11.3	$65.0	$4.0	$2.5	$98.2
Removal costs - recovered through depreciation rates (Note 9)	45.0	3.8	2.3	41.2	13.9	20.7
Deferred distribution expenses - recovered through May 2008	-	-	-	-	2.3	-
Deferred fossil plant maintenance expenses - recovered through December 2007	-	-	-	-	2.4	-
Deferred fuel - non-current - recovered through rate riders when rates are redetermined periodically (Note 2)	-	-	-	30.9	-	-
Depreciation re-direct -recovery begins at start of retail open access (Note 1)	-	79.1	-	-	-	-
DOE Decom. and Decontamination Fees - recovered through fuel rates until December 2007 (Note 9)	4.7	0.8	1.8	-	-	1.8
Gas hedging costs - recovered through fuel rates	-	18.7	16.2	12.7	2.4	-
Incremental ice storm costs - recovered through 2032	13.2	-	-	-	-	-
Pension & postretirement costs (Note 11)	241.3	70.3	84.7	76.3	47.1	23.3
Postretirement benefits - recovered through 2012 (Note 11)	14.4	-	-	-	-	-
Provision for storm damages - recovered through cost of service (a)	53.4	164.9	203.3	-	135.0	-
Certain Hurricane Rita costs - recovered through securitization (until 2021) and insurance proceeds (Note 2)(a)	-	405.5	-	-	-	-
Certain Hurricane Katrina costs - expected recovery through CDBG funds, insurance and retail rates (Note 2) (a)	-	-	-	-	81.6	-
Transition to competition - recovered through February 2021 (Note 2)	-	117.8	-	-	-	-
Deferred capacity - recovery timing will be determined by the LPSC in the formula rate plan filings (Note 2)	-	13.2	114.3	-	-	-
River Bend AFUDC - recovered through August 2025 (Note 1)	-	33.7	-	-	-	-
Sale-leaseback deferral - recovered through June 2014 (Note 10)	-	-	-	-	-	114.0
Spindletop gas storage facility - recovered through December 2032	-	39.0	-	-	-	-
Voluntary severance deferrals - recovered through December 2007	-	-	3.8	-	-	-
Unamortized loss on reacquired debt - recovered over term of debt	38.7	37.4	26.0	13.2	3.9	34.9
Other	6.7	5.5	21.9	8.7	4.3	0.4
Total	$542.1	$1,001.0	$539.3	$187.0	$295.4	$293.3

2005	Entergy Arkansas	Entergy Gulf States	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans (b)	System Energy
	(In Millions)
Asset Retirement Obligation	$104.7	$7.3	$56.5	$3.8	$2.3	$99.4
Removal costs	86.2	17.9	-	40.9	5.4	17.9
Deferred distribution expenses	-	-	-	-	3.5	-
Deferred fossil plant maintenance expenses	-	-	-	-	3.6	-
Deferred fuel - non-current	-	-	-	6.1	-	-
Depreciation re-direct	-	79.1	-	-	-	-
DOE Decom. and Decontamination Fees	9.1	1.6	3.5	-	-	3.4
Incremental ice storm costs	13.7	-	-	-	-	-
Pension costs	139.3	14.4	72.1	41.1	23.8	12.0
Postretirement benefits	16.8	-	-	-	-	-
Provision for storm damages (a)	46.5	342.2	232.6	78.7	116.9	-
Deferred capacity	-	10.1	83.7	-	-	-
River Bend AFUDC	-	35.6	-	-	-	-
Sale-leaseback deferral	-	-	-	-	-	121.4
Spindletop gas storage facility	-	40.6	-	-	-	-
Voluntary severance deferrals	-	-	7.7	-	-	-
Unamortized loss on reacquired debt	41.7	42.1	28.5	14.4	4.3	38.4
Other	3.0	13.5	13.9	1.2	6.3	0.5
Total	$461.0	$604.4	$498.5	$186.2	$166.1	$293.0

(a)

As a result of Hurricane Katrina and Hurricane Rita that hit Entergy's Utility service territories in August and September 2005, the Utility operating companies recorded accruals for the estimated storm restoration costs and originally recorded some of these costs as regulatory assets because management believes that recovery of these prudently incurred costs through some form of regulatory mechanism is probable. Entergy is pursuing a broad range of initiatives to recover storm restoration costs. Initiatives include obtaining reimbursement of certain costs covered by insurance, obtaining assistance through federal legislation for Hurricanes Katrina and Rita including Community Development Block Grants (CDBG), pursuing recovery through existing or new rate mechanisms regulated by the FERC and local regulatory bodies, and securitization. Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans have received approval from state regulators for recovery of a portion of the storm restoration costs. In addition, these companies have received insurance proceeds and Entergy New Orleans has approval from state lawmakers for CDBG funding. The cost recovery mechanisms and approvals are discussed below.

(b)

As a result of the Entergy New Orleans bankruptcy proceeding, the timing of recovery of its deferred costs may be affected. Refer to Note 18 to the financial statements for details of the bankruptcy proceeding.

Deferred fuel costs

Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans are allowed to recover certain fuel and purchased power costs through fuel mechanisms included in electric and gas rates that are recorded as fuel cost recovery revenues. The difference between revenues collected and the current fuel and purchased power costs is recorded as "Deferred fuel costs" on the Utility operating companies' financial statements. The table below shows the amount of deferred fuel costs as of December 31, 2006 and 2005 that Entergy expects to recover or (refund) through fuel mechanisms, subject to subsequent regulatory review.

	2006	2005
	(In Millions)

Entergy Arkansas	$2.2	$204.2
Entergy Gulf States (a)	$73.9	$324.4
Entergy Louisiana (a)	$114.3	$21.9
Entergy Mississippi	($95.2)	$114.0
Entergy New Orleans (b)	$19.0	$30.6

(a)	Includes fuel, purchased power, and capacity costs that are expected to be recovered over a period greater than twelve months.
(b)	Not included in "Deferred Fuel Costs" on Entergy's consolidated financial statements due to the deconsolidation of Entergy New Orleans effective in 2005.

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

In September 2005, Entergy Arkansas filed with the APSC an interim energy cost rate per the energy cost recovery rider that provides for an interim adjustment should the cumulative over- or under-recovery for the energy period exceed 10 percent of the energy costs for that period. As of the end of July 2005, the cumulative under-recovery of fuel and purchased power expenses had exceeded the 10 percent threshold due to increases in purchased power expenditures resulting from higher natural gas prices. The interim cost rate of $0.01900 per kWh became effective the first billing cycle in October 2005.

In early October 2005, the APSC initiated an investigation into Entergy Arkansas' interim rate. The investigation is focused on Entergy Arkansas' 1) gas contracting, portfolio, and hedging practices; 2) wholesale purchases during the period; 3) management of the coal inventory at its coal generation plants; and 4) response to the contractual failure of the railroads to provide coal deliveries. In March 2006, the APSC extended its investigation to cover the costs included in Entergy Arkansas' March 2006 filing requesting an energy cost rate of $0.02827 per kWh, which is discussed below. On April 7, 2006, the APSC issued a show cause order in the investigation proceeding that ordered Entergy Arkansas to file a cost of service study by June 8, 2006. The order also directed Entergy Arkansas to file testimony to support the cost of service study, to support the $0.02827 per kWh cost rate, and to address the general topic of elimination of the energy cost recovery rider.

On June 7, 2006, Entergy Arkansas filed a cost of service study and testimony supporting the redetermined energy cost rate and testimony addressing the prospective elimination of the energy cost recovery rider as ordered by the APSC. A hearing was held in the APSC energy cost recovery investigation on October 12, 2006 and post-hearing briefs were filed by Entergy Arkansas, the APSC General Staff, the Arkansas Attorney

 General, and the Arkansas Electric Energy Consumers. No party recommended termination of the energy cost recovery rider. In the January 16, 2007 order referenced below, the APSC stated the issue of whether Entergy Arkansas' energy cost recovery rider should be terminated, modified, or continued will be deferred and addressed in Entergy Arkansas' pending rate case.

As discussed above, in March 2006, Entergy Arkansas filed with the APSC its annual redetermination of the energy cost rate for application to the period April 2006 through March 2007. The filed energy cost rate of $0.02827 per kWh was proposed to replace the interim rate of $0.01900 per kWh that had been in place since October 2005, as discussed above. The increase in the energy cost rate was due to increases in the cost of purchased power primarily due to the natural gas cost increase and the effect that Hurricanes Katrina and Rita had on market conditions, increased demand for purchased power during the ANO 1 refueling and steam generator replacement outage in the fall of 2005, and coal plant generation curtailments during off-peak periods due to railroad delivery problems. On March 31, 2006, the APSC suspended implementation of the $0.02827 per kWh energy cost rate, and ordered that the $0.01900 per kWh interim rate remain in effect pending the APSC proceedings on the energy cost recovery filings discussed above. In June 2006, Entergy Arkansas filed a motion with the APSC seeking again to implement the redetermined energy cost rate of $0.02827 per kWh. After a hearing, the APSC approved Entergy Arkansas' request and the redetermined rate was implemented in July 2006, subject to refund pending the outcome of the APSC energy cost recovery investigation.

On January 16, 2007, the APSC issued an order in its review of Entergy Arkansas' interim rate, mentioned above. The APSC found that Entergy Arkansas failed to maintain an adequate coal inventory level going into the summer of 2005 and that Entergy Arkansas should be responsible for any incremental energy costs resulting from two outages caused by employee and contractor error. As stated above, the coal plant generation curtailments were caused by railroad delivery problems. The APSC staff was directed to perform an analysis with Entergy Arkansas' assistance to determine the additional fuel and purchased energy costs associated with these findings and file the analysis within 60 days of the order. After a final determination of the costs is made by the APSC, Entergy Arkansas would be directed to refund that amount with interest to its customers as a credit on the energy cost recovery rider that collects fuel and purchased energy costs. The order also stated that the APSC would address any additional issues regarding the energy cost recovery rider in the pending Entergy Arkansas rate case. Entergy Arkansas has requested rehearing of the order.

Entergy Gulf States (Texas)

In the Texas jurisdiction, Entergy Gulf States' rate schedules include a fixed fuel factor to recover fuel and purchased power costs, including carrying charges, not recovered in base rates. The fixed fuel factor formula was revised and approved by a PUCT order in August 2006. The new formula was implemented in September 2006. Under the new methodology, semi-annual revisions of the fixed fuel factor will continue to be made in March and September based on the market price of natural gas and changes in fuel mix. Entergy Gulf States will likely continue to use this methodology until the start of retail open access, which has been delayed. The amounts collected under Entergy Gulf States' fixed fuel factor and any interim surcharge implemented until the date retail open access commences are subject to fuel reconciliation proceedings before the PUCT.

Entergy Gulf States filed with the PUCT in July 2005 a request for implementation of an incremental purchased capacity recovery rider, consistent with the Texas legislation discussed below under "Electric Industry Restructuring and the Continued Application of SFAS 71." Through this rider, Entergy Gulf States sought to recover $23.1 million annually in incremental revenues on a Texas retail basis which represents the incremental purchased capacity costs, including Entergy Gulf States' obligation to purchase power from Entergy Louisiana's recently acquired Perryville plant, over what is already in Entergy Gulf States' base rates. Entergy Gulf States reached an initial agreement with parties that the date upon which cost recovery and cost reconciliation would begin is September 1, 2005.  A further non-unanimous settlement was reached with most of the parties that allowed for the implementation of the $18 million annual rider effective December 1, 2005. The settlement also provided for a fuel reconciliation to be filed by Entergy Gulf States by May 15, 2006, which has been filed as discussed below, that would resolve the remaining issues in the case with the exception of the amount of purchased power in current base rates and the costs to which load growth is attributed, both of which were settled. The hearing with respect to the non-unanimous settlement, which was opposed by the Office of Public Utility Counsel, was conducted on October 19, 2005 before the ALJ, who issued a Proposal for Decision supporting the settlement. In December 2005, the PUCT approved the settlement. The amounts collected by the purchased capacity recovery rider are subject to reconciliation.

In May 2006, Entergy Gulf States filed with the PUCT a fuel and purchased power reconciliation case covering the period September 2003 through December 2005 for costs recoverable through the Texas fixed fuel factor rate and the incremental purchased capacity recovery rider. Entergy Gulf States is reconciling $1.6 billion of fuel and purchased power costs on a Texas retail basis. Hearings are scheduled for April 2007 and a PUCT decision is expected by the third quarter of 2007.

In January 2006, Entergy Gulf States implemented a $46.1 million interim fuel surcharge, including interest, to collect under-recovered fuel and purchased power expenses incurred from August 2004 through July 2005 as approved by the PUCT. The surcharge was to be collected over a twelve-month period. In addition, in March 2006, Entergy Gulf States filed with the PUCT an application to implement an interim fuel surcharge in connection with the under-recovery of $97 million, including interest, of eligible fuel costs for the period August 2005 through January 2006. Entergy Gulf States entered into a unanimous settlement that reduced the requested surcharge for actual over-collections from the months of February and March 2006, resulting in a surcharge of $78.8 million to be implemented over a twelve-month period beginning in June 2006. The PUCT approved the surcharge in June 2006. Subsequently, as a result of over-recoveries in the months following the implementation of the June 2006 surcharge, Entergy Gulf States entered into a joint agreement with several parties, which was approved by the PUCT, to remove the first interim fuel surcharge (the January 2006 surcharge) effective with the first billing cycle in November 2006. Additionally, Entergy Gulf States requested that the PUCT remove the second interim surcharge (the June 2006 surcharge) as of November 2006 as well, which the PUCT has approved. Amounts collected through the interim fuel surcharges are subject to final reconciliation in a future fuel reconciliation proceeding.

In March 2004, Entergy Gulf States filed with the PUCT a fuel reconciliation case covering the period September 2000 through August 2003 reconciling $1.43 billion of fuel and purchased power costs on a Texas retail basis. This amount included $8.6 million of under-recovered costs that Entergy Gulf States asked to reconcile and roll into its fuel over/under-recovery balance to be addressed in the next appropriate fuel proceeding. This case involved imputed capacity and River Bend payment issues similar to those decided adversely in the January 2001 proceeding, which is discussed below. On January 31, 2005, the ALJ issued a Proposal for Decision that recommended disallowing $10.7 million (excluding interest) related to these two issues. In April 2005, the PUCT issued an order reversing in part the ALJ's Proposal for Decision and allowing Entergy Gulf States to recover a part of its request related to the imputed capacity and River Bend payment issues. The PUCT's order reduced the disallowance in the case to $8.3 million. Both Entergy Gulf States and certain cities served by Entergy Gulf States filed motions for rehearing on these issues which were denied by the PUCT. Entergy Gulf States and certain cities filed appeals to the Travis County District Court. Based on the Texas Supreme Court decision described below covering these issues for previous periods, Entergy Gulf States is withdrawing its appeal of this decision.

In January 2001, Entergy Gulf States filed with the PUCT a fuel reconciliation case covering the period from March 1999 through August 2000. Entergy Gulf States was reconciling approximately $583 million of fuel and purchased power costs. As part of this filing, Entergy Gulf States requested authority to collect $28 million, plus interest, of under-recovered fuel and purchased power costs. In August 2002, the PUCT reduced Entergy Gulf States' request to approximately $6.3 million, including interest through July 31, 2002. Approximately $4.7 million of the total reduction to the requested surcharge relates to nuclear fuel costs that the PUCT deferred ruling on at that time. In October 2002, Entergy Gulf States appealed the PUCT's final order in Texas District Court. In its appeal, Entergy Gulf States challenged the PUCT's disallowance of approximately $4.2 million related to imputed capacity costs and its disallowance related to costs for energy delivered from the 30% non-regulated share of River Bend. The case was argued before the Travis County District Court in August 2003 and the Travis County District Court judge affirmed the PUCT's order. In

 October 2003, Entergy Gulf States appealed this decision to the Court of Appeals. Oral argument before the appellate court occurred in September 2004, and the Court denied Entergy Gulf States' appeal. In October 2005, Entergy Gulf States filed a petition for review by the Texas Supreme Court, and in December 2005, the Texas Supreme Court requested that responses be filed to Entergy Gulf States' petition as part of its ongoing consideration of whether to exercise its discretion to grant review of this matter. Those responses and Entergy Gulf States' reply to those responses were filed in January 2006. In September 2006, the Texas Supreme Court denied the appeal. Entergy Gulf States has decided not to continue to pursue this appeal. Entergy Gulf States recorded reserves for the amounts at issue in this appeal and the appeal of the subsequent case with identical issues and they have been written off.

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

In August 2000, the LPSC authorized its staff to initiate a proceeding to audit the fuel adjustment clause filings of Entergy Louisiana pursuant to a November 1997 LPSC general order. The time period that is the subject of the audit is January 1, 2000 through December 31, 2001. In September 2003, the LPSC staff issued its audit report and recommended a disallowance with regard to an alleged failure to uprate Waterford 3 in a timely manner. This issue was resolved with the March 2005 global settlement. Subsequent to the issuance of the audit report, the scope of this docket was expanded to include a review of annual reports on fuel and purchased power transactions with affiliates and a prudence review of transmission planning issues and to include the years 2002 through 2004. Hearings were held in November 2006 and post-hearing briefs were filed in January and February 2007.

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

In November 2004, the City Council directed Entergy New Orleans to confer with the Council Advisors regarding possible modification of the gas cost collection mechanism in order to address concerns regarding its fluctuations, particularly during the winter heating season. In June 2005, Entergy New Orleans filed a new purchased gas adjustment tariff (PGA tariff) with the City Council. The City Council approved the PGA tariff which became effective with billings in October 2005. In October 2005, the City Council approved modifications to the PGA tariff that became effective in November 2005. The modifications are intended to minimize fluctuations in PGA rates during the winter months.

Storm Cost Recovery Filings with Retail Regulators

Entergy Gulf States - Texas

In July 2006, Entergy Gulf States filed an application with the PUCT with respect to the $393.2 million of Hurricane Rita reconstruction costs incurred in its Texas retail jurisdiction through March 31, 2006. The filing asked the PUCT to determine that $393.2 million is the amount of reasonable and necessary hurricane reconstruction costs eligible for securitization and recovery, approve the recovery of carrying costs, and approve the manner in which Entergy Gulf States allocates those costs among its Texas retail customer classes.  This was the first of two filings authorized by a law passed earlier in 2006 in a special session of the Texas Legislature. In December 2006, the PUCT approved $381 million of reasonable and necessary hurricane reconstruction costs incurred through March 31, 2006, plus carrying costs, as eligible for recovery. After netting expected insurance proceeds, the amount is $353 million. In February 2007, the PUCT voted to approve securitization of the $353 million in storm cost recovery expenses, but it also offset the securitization amount by $31.6 million, which the PUCT Commissioners determined was the net present value of the accumulated deferred income tax benefits related to the storm costs. The PUCT also voted to impose certain caps on the amount of qualified transaction costs that can be included in the total securitization amount. The PUCT is expected to issue a financing order authorizing the issuance of securitization bonds by early-March 2007, and Entergy Gulf States intends to implement rates to recover revenues to pay the securitization bonds by mid-2007. Entergy Gulf States will file a semi-annual report with the PUCT to reflect any additional insurance proceeds or other government grant money received, which would be applied against the storm cost recovery balance.

Entergy Gulf States - Louisiana and Entergy Louisiana

In May 2006, Entergy Gulf States completed the $6 million interim recovery of storm costs through the fuel adjustment clause pursuant to an LPSC order. Beginning in September 2006, Entergy Gulf States' interim storm cost recovery of $0.85 million per month was instituted via the formula rate plan.  Interim recovery will continue until a final decision is reached by the LPSC with respect to Entergy Gulf States' supplemental and amending storm cost recovery application, which is discussed below.

In April 2006, Entergy Louisiana completed the $14 million interim recovery of storm costs through the fuel adjustment clause pursuant to an LPSC order. Beginning in September 2006, Entergy Louisiana's interim storm cost recovery of $2 million per month was instituted via the formula rate plan.  Interim recovery will continue until a final decision is reached by the LPSC with respect to Entergy Louisiana's supplemental and amending storm cost recovery application, which is discussed below.

On July 31, 2006, Entergy Louisiana and Entergy Gulf States filed a supplemental and amending storm cost recovery application with the LPSC, in which Entergy Louisiana and Entergy Gulf States requested that the LPSC (1) review Entergy Louisiana's and Entergy Gulf States' testimony and exhibits relating to the costs associated with Hurricanes Katrina and Rita, and declare that those verified, actual storm-related costs through May 31, 2006 are $466.8 million for Entergy Louisiana and $200.3 million for Entergy Gulf States in the Louisiana jurisdiction and that those costs were prudently incurred; (2) declare that the annual revenue requirements associated with the recovery of those costs, including carrying costs, based on a ten-year levelized rate, are $54.4 million for Entergy Louisiana and $26.2 million for Entergy Gulf States; (3) authorize Entergy Louisiana and Entergy Gulf States to recover the costs through Securitized Storm Cost Recovery Riders (SSCRRs) proposed by Entergy Louisiana and Entergy Gulf States; (4) declare that the storm costs incurred subsequent to May 31, 2006 are to be filed by Entergy Louisiana and Entergy Gulf States with the LPSC on an annual basis in connection with their annual formula rate plan (FRP) filings, and that the SSCRRs be adjusted annually (or semi-annually if needed) to reflect such costs and any insurance proceeds or CDBG funds actually received, with the adjusted amounts to be collected through the SSCRRs to take effect contemporaneous with the effective date of rate changes under the FRP; (5) declare that the storm-related costs incurred by Entergy Louisiana and Entergy Gulf States meet the conditions set forth in the FRP for exclusion from the sharing provisions in those FRPs and authorize the permanent recovery of storm costs outside of the FRPs adopted by the LPSC for Entergy Louisiana and Entergy Gulf States; and (6) authorize the funding of a storm reserve through securitization sufficient to fund a storm cost reserve of $132 million for Entergy Louisiana and $81 million for Entergy Gulf States.

On February 28, 2007, Entergy Louisiana and Entergy Gulf States filed rebuttal testimony and filed a second supplemental and amending application by which they seek authority from the LPSC to securitize their storm cost recovery and storm reserve amounts, together with certain debt retirement costs and upfront and ongoing costs of the securitized debt issued. The filing updates actual storm-related costs through January 2007 and estimated future costs, declaring that Entergy Louisiana's costs are $561 million and Entergy Gulf States' costs are $219 million. The filing also updates the requested storm reserve amounts, requesting $141 million for Entergy Louisiana and $87 million for Entergy Gulf States. Securitization is authorized by a law signed by the Governor of Louisiana in May 2006. Hearings are scheduled for April 2007.

Entergy Mississippi

In March 2006, the Governor of Mississippi signed a law that established a mechanism by which the MPSC could authorize and certify an electric utility financing order and the state could issue bonds to finance the costs of repairing damage caused by Hurricane Katrina to the systems of investor-owned electric utilities.  Because of the passage of this law and the possibility of Entergy Mississippi obtaining CDBG funds for Hurricane Katrina storm restoration costs, in March 2006, the MPSC issued an order approving a Joint Stipulation between Entergy Mississippi and the Mississippi Public Utilities Staff that provided for a review of Entergy Mississippi's total storm restoration costs in an Application for an Accounting Order proceeding.  The Stipulation stated that the procedural schedule of Entergy Mississippi's December 2005 filing seeking recovery of hurricane costs through an existing Entergy Mississippi storm damage rider should be suspended until the MPSC issues a final order in the Application for an Accounting Order proceeding.

In June 2006, the MPSC issued an order certifying Entergy Mississippi's Hurricane Katrina restoration costs incurred through March 31, 2006 of $89 million, net of estimated insurance proceeds. Two days later, Entergy Mississippi filed a request with the Mississippi Development Authority for $89 million of CDBG funding for reimbursement of its Hurricane Katrina infrastructure restoration costs. Entergy Mississippi also filed a Petition for Financing Order with the MPSC for authorization of state bond financing of $169 million for Hurricane Katrina restoration costs and future storm costs. The $169 million amount included the $89 million of Hurricane Katrina restoration costs plus $80 million to build Entergy Mississippi's storm damage reserve for the future. Entergy Mississippi's filing stated that the amount actually financed through the state bonds would be net of any CDBG funds that Entergy Mississippi received.

In October 2006, the Mississippi Development Authority approved for payment and Entergy Mississippi received $81 million in CDBG funding for Hurricane Katrina costs. The MPSC then issued a financing order authorizing the issuance of $48 million of state bonds, with $8 million for the remainder of Entergy Mississippi's certified Hurricane Katrina restoration costs and $40 million for the increase in Entergy Mississippi's storm damage reserve. $30 million of the storm reserve will be set aside in a restricted account. Entergy Mississippi forwarded the financing order to the state bond commission, as per the March 2006 law, and expects to receive the proceeds from the state bond issuance in the second quarter of 2007.

Entergy New Orleans

In March 2006, Entergy New Orleans provided a justification statement to state and local officials in connection with its pursuit of CDBG funds to mitigate costs that otherwise would be borne by ratepayers. The statement included all the estimated costs of Hurricane Katrina damage, as well as a lost customer base component intended to help offset the need for storm-related rate increases. The statement included justification for a request for $718 million in CDBG funding. In September 2006, Entergy New Orleans presented a revised CDBG request to the Louisiana Recovery Authority's Infrastructure Committee. The updated request of $592 million takes into account the sale of output of Entergy New Orleans' share of Grand Gulf nuclear power into the wholesale market for a period of time longer than originally anticipated, lower operation and maintenance expenses, and the cessation of interest payments on long-term debt for an agreed-upon period of one year. In October 2006, the Louisiana Recovery Authority (LRA) Board endorsed a resolution proposing to allocate $200 million in CDBG funds to Entergy New Orleans to defray gas and electric utility system repair costs in an effort to provide rate relief for Entergy New Orleans customers. The proposal was developed as an action plan amendment and published for public comment. State lawmakers approved the action plan in December 2006, and the U. S. Department of Housing and Urban Development approved it in February 2007. In addition, the City Council must review and certify the amount of Entergy New Orleans' eligible storm costs before an application can be filed with the LRA and CDBG funding can be released to Entergy New Orleans. Entergy New Orleans filed applications seeking City Council certification of $210 million in storm-related costs incurred through December 2006. Entergy New Orleans has supplemented this request to include the estimated future cost of the gas system rebuild. In January 2007, the City Council passed a resolution in which it stated its intent to render a decision in the certification proceeding by March 2007.

In the first quarter 2006, Entergy New Orleans reduced its accrued accounts payable for storm restoration costs by $97.4 million, with corresponding reductions of $88.7 million in construction work in progress and $8.7 million in regulatory assets, based on a reassessment of the nature and timing of expected restoration and rebuilding costs and the obligations associated with restoring service. Although Entergy New Orleans reduced its accrual for restoration spending by these amounts, it continues to expect to incur the related costs over time and Entergy New Orleans still expects its storm restoration and business continuity costs to total approximately $275 million, including $80 million related to the gas rebuild project discussed below.

The estimated storm restoration costs do not include the longer-term accelerated rebuilding of the gas system in New Orleans that Entergy New Orleans expects will be necessary due to the massive salt water intrusion into the system caused by the flooding in New Orleans. The salt water intrusion is expected to shorten the life of the gas system, making it necessary to rebuild that system over time, earlier than otherwise would be expected. Entergy New Orleans currently expects the additional longer-term cost to rebuild the gas system to be $385 million, with the project extending many years into the future.

Retail Rate Proceedings

Filings with the APSC (Entergy Arkansas)

Retail Rates

In August 2006, Entergy Arkansas filed with the APSC a request for a change in base rates. Entergy Arkansas requested a general base rate increase of $150 million (using an ROE of 11.25%), as well as recovery of FERC-allocated costs pursuant to the FERC decision on the System

 Agreement. Entergy Arkansas also requested a capacity management rider to recover incremental capacity costs. In February 2007, the APSC Staff and intervenors filed testimony in the case indicating that the parties generally favor recovery of the FERC-allocated System Agreement costs through a new rider.  Moreover, the parties commenting on the energy cost recovery rider supported retention of the energy cost recovery rider to recover fuel and purchased energy expense. Regarding the level of base rates, the APSC staff found a revenue requirement excess of $13.5 million.  The parties generally opposed recovering incremental capacity purchase charges through the proposed capacity management rider, although the APSC staff indicated such a rider might be appropriate for a proposed power plant acquisition once more facts were known.  EAI rebuttal testimony is scheduled to be filed in March 2007. The procedural schedule calls for hearings to begin in April 2007.

In November 2006, Entergy Arkansas filed with the APSC a request to approve Entergy Arkansas' need for load-following generation resources. In January 2007, the APSC staff recommended that the APSC issue an order declaring that Entergy Arkansas has demonstrated a need to acquire capacity for load-following generation. Upon completion of negotiations with the final selected bidder, which is expected in third quarter 2007, Entergy Arkansas will file with the APSC a request to approve the specific capacity acquisition. Cost recovery for the new resource is being addressed in the general rate case.

See Entergy Corporation and Subsidiaries' "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends - Federal Regulation - System Agreement Litigation" for a discussion of Entergy's compliance filing in that proceeding. If the FERC approves the compliance tariff as filed, then payments under that tariff will be classified as energy costs, which would then be included in setting the retail energy cost rate as part of the normal working of the energy cost recovery rider.  As noted above under "Deferred fuel costs," the APSC has given notice that it is considering the prospective elimination of the energy cost recovery rider.  Therefore, Entergy Arkansas proposed in the August 2006 base rate case an alternative to the energy cost recovery rider for recovery of the costs allocated to it as a result of the System Agreement litigation should the energy cost recovery rider be lawfully terminated by the APSC.  A separate exact recovery rider, similar to the energy cost recovery rider, would ensure that Entergy Arkansas customers pay only the amount allocated by the FERC.

Filings with the PUCT and Texas Cities (Entergy Gulf States)

Retail Rates

Entergy Gulf States is operating in Texas under a base rate freeze that has remained in effect during the delay in the implementation of retail open access in Entergy Gulf States' Texas service territory. As discussed in "Electric Industry Restructuring and the Continued Application of SFAS 71" below, a Texas law was enacted in June 2005 which includes provisions in the Texas legislation regarding Entergy Gulf States' ability to file a general rate case and to file for recovery of transition to competition costs. As authorized by the legislation, in August 2005, Entergy Gulf States filed with the PUCT an application for recovery of its transition to competition costs. Entergy Gulf States requested recovery of $189 million in transition to competition costs through implementation of a 15-year rider to be effective no later than March 1, 2006. The $189 million represents transition to competition costs Entergy Gulf States incurred from June 1, 1999 through June 17, 2005 in preparing for competition in its Texas service area, including attendant AFUDC, and all carrying costs projected to be incurred on the transition to competition costs through February 28, 2006. The $189 million is before any gross-up for taxes or carrying costs over the 15-year recovery period. Entergy Gulf States reached a unanimous settlement agreement, which the PUCT approved in June 2006, on all issues with the active parties in the transition to competition cost recovery case. The agreement allows Entergy Gulf States to recover $14.5 million per year in transition to competition costs over a 15-year period. Entergy Gulf States implemented rates based on this revenue level on March 1, 2006. The formal settlement agreement was approved by the PUCT in June 2006.

The Texas law enacted also allowed Entergy Gulf States to file with the PUCT for recovery of certain incremental purchased capacity costs which was implemented effective December 1, 2005. This proceeding is discussed above under "Deferred Fuel Costs."

Filings with the LPSC

Global Settlement (Entergy Gulf States and Entergy Louisiana)

In March 2005, the LPSC approved a settlement proposal to resolve various dockets covering a range of issues for Entergy Gulf States and Entergy Louisiana. The settlement resulted in credits totaling $76 million for retail electricity customers in Entergy Gulf States' Louisiana service territory and credits totaling $14 million for retail electricity customers of Entergy Louisiana. The net income effect of $48.6 million for Entergy Gulf States and $8.6 million for Entergy Louisiana was recognized primarily in 2004 when Entergy Gulf States and Entergy Louisiana recorded provisions for the expected outcome of the proceeding. The settlement dismissed Entergy Gulf States' fourth, fifth, sixth, seventh, and eighth annual earnings reviews, Entergy Gulf States' ninth post-merger earnings review and revenue requirement analysis, the continuation of a fuel review for Entergy Gulf States, dockets established to consider issues concerning power purchases for Entergy Gulf States and Entergy Louisiana for the summers of 2001, 2002, 2003, and 2004, all prudence issues associated with decisions made through May 2005 related to the nuclear plant uprates at issue in these cases, and an LPSC docket concerning retail issues arising under the System Agreement. The settlement does not include the System Agreement case at FERC. In addition, Entergy Gulf States agreed not to seek recovery from customers of $2 million of excess refund amounts associated with the fourth through the eighth annual earnings reviews and Entergy Louisiana agreed to forgo recovery of $3.5 million of deferred 2003 capacity costs associated with certain power purchase agreements. The credits were issued to customers in connection with April 2005 billings.

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

The May 2005 rate settlement includes the adoption of a three-year formula rate plan, the terms of which include an ROE mid-point of 10.25% for the initial three-year term of the plan and permit Entergy Louisiana to recover incremental capacity costs outside of a traditional base rate proceeding. Under the formula rate plan, over- and under-earnings outside an allowed regulatory range of 9.45% to 11.05% will be allocated 60% to customers and 40% to Entergy Louisiana. The initial formula rate plan filing was made in May 2006 as discussed below. In addition, there is the potential to extend the formula rate plan beyond the initial three-year effective period by mutual agreement of the LPSC and Entergy Louisiana.

In May 2006, Entergy Louisiana made its formula rate plan filing with the LPSC for the 2005 test year. Entergy Louisiana modified the filing in August 2006 to reflect a 9.45% return on equity which is within the allowed bandwidth. The modified filing includes an increase of $24.2 million for interim recovery of storm costs from Hurricanes Katrina and Rita and a $119.2 million rate increase to recover LPSC-approved incremental deferred and ongoing capacity costs. The filing requested recovery of approximately $50 million for the amortization of capacity deferrals over a three-year period, including carrying charges, and approximately $70 million for ongoing capacity costs. The increase was implemented, subject to refund, with the first billing cycle of September 2006. Entergy Louisiana subsequently updated its formula rate plan rider to reflect adjustments proposed by the LPSC Staff with which it agrees. The adjusted return on equity of 9.56% remains within the allowed bandwidth. Ongoing and deferred incremental capacity costs were reduced to $118.7 million. The updated formula rate plan rider was implemented, subject to refund, with the first billing cycle of October 2006.

(Entergy Gulf States)

In June 2005, Entergy Gulf States made its formula rate plan filing with the LPSC for the test year ending December 31, 2004. The filing shows a net revenue deficiency of $2.58 million indicating that no refund liability exists. The filing also indicates that a prospective rate increase of $23.8 million is required in order for Entergy Gulf States to earn the authorized ROE mid-point of 10.65%. A revision to the filing was made in September 2005 resulting in a $37.2 million base rate increase effective with the first billing cycle of October 2005, subject to refund. The base rate increase consists of two components. The first is a base rate increase of approximately $21.1 million due to the formula rate plan 2004 test year revenue requirement. The second component of the increase is the recovery of the annual revenue requirement of $16.1 million associated with the purchase of power from the Perryville generating station, which purchase was approved by the LPSC. In March 2006, the LPSC approved an uncontested stipulated settlement that includes a revenue requirement increase of $36.8 million and calls for Entergy Gulf States to apply a refund liability of $744 thousand to capacity deferrals. The refund liability pertained to the periods 2004-2005 as well as the interim period in which a $37.2 million revenue increase was in place.

In May 2006, Entergy Gulf States made its formula rate plan filing with the LPSC for the 2005 test year. Entergy Gulf States modified the filing in August 2006 to reflect an 11.1% return on equity which is within the allowed bandwidth. The modified filing includes a formula rate plan increase of $17.2 million annually which provides for 1) interim recovery of $10.5 million of storm costs from Hurricanes Katrina and Rita and 2) recovery of $6.7 million of LPSC-approved incremental deferred and ongoing capacity costs. The increase was implemented, subject to refund, with the first billing cycle of September 2006.

Retail Rates - Gas (Entergy Gulf States)

In July 2004, Entergy Gulf States filed with the LPSC an application for a change in its rates and charges seeking an increase of $9.1 million in gas base rates in order to allow Entergy Gulf States an opportunity to earn a fair and reasonable rate of return. In June 2005, the LPSC unanimously approved Entergy Gulf States' proposed settlement that included a $5.8 million gas base rate increase effective the first billing cycle of July 2005 and a rate stabilization plan with an ROE mid-point of 10.5%.

In January 2006, Entergy Gulf States filed with the LPSC its gas rate stabilization plan. The filing showed a revenue deficiency of $4.1 million based on an ROE mid-point of 10.5%. In May 2006, Entergy Gulf States implemented a $3.5 million rate increase pursuant to an uncontested agreement with the LPSC Staff.

In January 2007, Entergy Gulf States filed with the LPSC its gas rate stabilization plan for the test year ending September 30, 2006.  The filing showed a revenue deficiency of $3.5 million based on an ROE mid-point of 10.5%. A decision by the LPSC and implementation is not expected until the second quarter of 2007.

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

Filings with the City Council (Entergy New Orleans)

Formula Rate Plans and Storm-related Riders

In June 2006, Entergy New Orleans made its annual formula rate plan filings with the City Council.  The filings presented various alternatives to reflect the effect of Entergy New Orleans' lost customers and decreased revenue following Hurricane Katrina. The alternative that Entergy New Orleans recommended adjusts for lost customers and assumes that the City Council's June 2006 decision to allow recovery of all Grand Gulf costs through the fuel adjustment clause stays in place during the rate-effective period (a significant portion of Grand Gulf costs was previously recovered through base rates).

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

In October 2006, the City Council approved a settlement agreement that resolves Entergy New Orleans' rate and storm-related rider filings by providing for phased-in rate increases, while taking into account with respect to storm restoration costs the anticipated receipt of CDBG funding as recommended by the Louisiana Recovery Authority. The settlement provides for a 0% increase in electric base rates through December 2007, with a $3.9 million increase implemented in January 2008. Recovery of all Grand Gulf costs through the fuel adjustment clause will continue. Gas base rates increased by $4.75 million in November 2006 and will increase by additional $1.5 million in March 2007 and an additional $4.75 million in November 2007. The settlement calls for Entergy New Orleans to file a base rate case by July 31, 2008. The settlement agreement discontinues the formula rate plan and the generation performance-based plan but permits Entergy New Orleans to file an application to seek authority to implement formula rate plan mechanisms no sooner than six months following the effective date of the implementation of the base rates resulting from the July 31, 2008 base rate case. Any storm costs in excess of CDBG funding and insurance proceeds will be addressed in that base rate case. The settlement also authorizes a $75 million storm reserve for damage from future storms, which will be created over a ten-year period through a storm reserve rider beginning in March 2007. These storm reserve funds will be held in a restricted escrow account.

Fuel Adjustment Clause Litigation

In April 1999, a group of ratepayers filed a complaint against Entergy New Orleans, Entergy Corporation, Entergy Services, and Entergy Power in state court in Orleans Parish purportedly on behalf of all Entergy New Orleans ratepayers. The plaintiffs seek treble damages for alleged injuries arising from the defendants' alleged violations of Louisiana's antitrust laws in connection with certain costs passed on to ratepayers in Entergy New Orleans' fuel adjustment filings with the City Council. In particular, plaintiffs allege that Entergy New Orleans improperly included certain costs in the calculation of fuel charges and that Entergy New Orleans imprudently purchased high-cost fuel from other Entergy affiliates. Plaintiffs allege that Entergy New Orleans and the other defendant Entergy companies conspired to make these purchases to the detriment of Entergy New Orleans' ratepayers and to the benefit of Entergy's shareholders, in violation of Louisiana's antitrust laws. Plaintiffs also seek to recover interest and attorneys' fees. Entergy filed exceptions to the plaintiffs' allegations, asserting, among other things, that jurisdiction over these issues rests with the City Council and the FERC. In March 2004, the plaintiffs supplemented and amended their petition. If necessary, at the appropriate time, Entergy will also raise its defenses to the antitrust claims. The suit in state court has been stayed by stipulation of the parties pending review of the decision by the City Council in the proceeding discussed in the next paragraph.

Plaintiffs also filed a corresponding complaint with the City Council in order to initiate a review by the City Council of the plaintiffs' allegations and to force restitution to ratepayers of all costs they allege were improperly and imprudently included in the fuel adjustment filings. Testimony was filed on behalf of the plaintiffs in this proceeding asserting, among other things, that Entergy New Orleans and other defendants have engaged in fuel procurement and power purchasing practices and included costs in Entergy New Orleans' fuel adjustment that could have resulted in Entergy New Orleans customers being overcharged by more than $100 million over a period of years. Hearings were held in February and March 2002. In February 2004, the City Council approved a resolution that resulted in a refund to customers of $11.3 million, including interest, during the months of June through September 2004. The resolution concludes, among other things, that the record does not support an allegation that Entergy New Orleans' actions or inactions, either alone or in concert with Entergy or any of its affiliates, constituted a misrepresentation or a suppression of the truth made in order to obtain an unjust advantage of Entergy New Orleans, or to cause loss, inconvenience or harm to its ratepayers. Management believes that it has adequately provided for the liability associated with this proceeding. The plaintiffs appealed the City Council resolution to the state courts. On May 26, 2005, the Civil District Court for the Parish of Orleans affirmed the City Council resolution that resulted in a refund to customers of $11.3 million, including interest, during the months of June through September 2004, finding no support for the plaintiffs' claim that the refund amount should be higher.

In June 2005, the plaintiffs appealed the Civil District Court decision to the Louisiana Fourth Circuit Court of Appeal. Subsequent to Entergy New Orleans' filing of a bankruptcy petition in the Eastern District of Louisiana, Entergy New Orleans filed a Notice of Stay with the Court of Appeal. The Bankruptcy Court lifted the stay with respect to the plaintiffs' appeal of the Civil District Court decision, but the class action lawsuit remains stayed. In February 2006, Entergy New Orleans filed a notice removing the class action lawsuit from the Civil District Court to the U.S. District Court for the Eastern District of Louisiana.  Additionally, in the Entergy New Orleans bankruptcy proceeding, the named plaintiffs in the Entergy New Orleans fuel adjustment clause lawsuit, together with the named plaintiffs in the Entergy New Orleans rate of return lawsuit, filed a Complaint for Declaratory Judgment asking the court to declare that Entergy New Orleans, Entergy Corporation, and Entergy Services are a single business enterprise, and as such, are liable in solido with Entergy New Orleans for any claims asserted in the Entergy New Orleans fuel adjustment clause lawsuit and the Entergy New Orleans rate of return lawsuit, and alternatively, that the automatic stay be lifted to permit the movants to pursue the same relief in state court.  The bankruptcy court dismissed the action on April 26, 2006. The matter was appealed to the U.S. District Court for the Eastern District of Louisiana, and the district court affirmed the dismissal in October 2006, but on different grounds, concluding that the lawsuit was premature. In addition, in April 2006, proofs of claim were filed by the plaintiffs in the Entergy New Orleans rate of return lawsuit and by the plaintiffs in the Entergy New Orleans fuel adjustment clause litigation relating to both the City Council and class action proceedings. The plaintiffs in the Entergy New Orleans rate of return lawsuit and the plaintiffs in the Entergy New Orleans fuel adjustment clause litigation also filed for class certification. In July 2006, the bankruptcy court denied the request for class certification. The individual claims of the approximately 14 individual named plaintiffs remain pending in the bankruptcy proceeding, and it is uncertain whether the bankruptcy judge will re-open the bar date for other ratepayers to file individual proofs of claim based on the allegations in the two lawsuits.

Electric Industry Restructuring

Texas

(Entergy Gulf States)

In June 2005, a Texas law was enacted which provides that:

  Entergy Gulf States is authorized by law to proceed with a jurisdictional separation into two vertically integrated utilities, one subject solely to the retail jurisdiction of the LPSC and one subject solely to the retail jurisdiction of the PUCT;
  the portions of all prior PUCT orders requiring Entergy Gulf States to comply with any provisions of Texas law governing transition to retail competition are void;
  Entergy Gulf States must file a plan by January 1, 2006, identifying the power region(s) to be considered for certification and the steps and schedule to achieve certification (additional discussion below);
  Entergy Gulf States must file a transition to competition plan no later than January 1, 2007 (additional discussion below), that would address how Entergy Gulf States intends to mitigate market power and achieve full customer choice, including potential construction of additional transmission facilities, generation auctions, generation capacity divestiture, reinstatement of a customer choice pilot project, establishment of a price to beat, and other measures;
  Entergy Gulf States' rates are subject to cost-of-service regulation until retail customer choice is implemented;
  Entergy Gulf States may not file a general base rate case in Texas before June 30, 2007, with rates effective no earlier than June 30, 2008, but may seek before then the recovery of certain incremental purchased power capacity costs, adjusted for load growth, not in excess of five percent of its annual base rate revenues (as discussed above in "Deferred Fuel Costs," in December 2005 Entergy Gulf States implemented a PUCT-approved annual incremental purchased capacity recovery rider); and
  Entergy Gulf States may recover over a period not to exceed 15 years reasonable and necessary transition to competition costs incurred before the effective date of the legislation and not previously recovered, with appropriate carrying charges (as discussed above in "Filings with the PUCT and Texas Cities," in March 2006, Entergy Gulf States implemented PUCT-approved rates for recovery of its transition to competition costs).

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

Based on previous rulings of the PUCT, and absent reconsideration of those rulings, Entergy Gulf States believes that the third alternative, an ICT operating in Entergy's market area, is not likely to be a viable QPR alternative at this time. Accordingly, while noting this alternative, Entergy Gulf States' January 2006 filing focused on the first two alternatives, which were expected to meet the statutory requirements for certification so long as certain key implementation issues could be resolved. Entergy Gulf States' filing enumerated and discussed the corresponding steps and included a high-level schedule associated with certifying either of these two power regions.

Entergy Gulf States' filing did not make a recommendation between ERCOT and the SPP as a power region. Rather, the filing discussed the major issues that must be resolved for either of those alternatives to be implemented. In the case of ERCOT, the major issue is the cost and time related to the construction of facilities to interconnect Entergy Gulf States' Texas operations with ERCOT, while addressing the interest of Entergy Gulf States' retail customers and certain wholesale customers in access to generation outside of Texas. With respect to the SPP, the major issue is the development of protocols that would ultimately be necessary to implement retail open access. Entergy Gulf States recommended that the PUCT open a project for the purpose of involving stakeholders in the selection of the single power region that Entergy Gulf States should request for certification. In August 2006, the PUCT staff recommended that Entergy Gulf States be required to provide additional information on both the ERCOT option and the SPP option. The PUCT accepted the PUCT staff's recommendation and stated the need for a "robust record" to make a decision on the applicable power region.

As required by the June 2005 legislation, Entergy Gulf States filed its proposed transition to competition plan in December 2006 and maintained that to achieve full customer choice, Entergy Gulf States should join ERCOT since it already has all of the prerequisites for retail choice. The plan contains several conditions, including cost recovery mechanisms, that must be met before Entergy Gulf States could proceed with the plan, and identifies several legislative requirements needed to accomplish the required infrastructure improvements. Assuming that these conditions can be met, retail open access could commence in 2013. Entergy Gulf States' filing includes an estimate that construction costs for facilities to interconnect Entergy Gulf States' Texas operations with ERCOT could be approximately $1 billion. The PUCT has 180 days to accept, reject, or modify the plan. The Texas Legislature began its session on January 9, 2007.

In December 2006, the PUCT asked for parties to brief the effects of the 2005 legislation on the competition dockets of Entergy Gulf States, most notably, the settlement that the parties entered with respect to the unbundling of Entergy Gulf States for retail open access. Finding that the 2005 legislation now provides the mechanism by which Entergy Gulf States will transition to competition, the PUCT, on February 1, 2007, dismissed Entergy Gulf States' unbundled cost of service proceeding.

Co-Owner-Initiated Proceeding at the FERC (Entergy Arkansas)

In September 2004, East Texas Electric Cooperative (ETEC) filed a complaint at the FERC against Entergy Arkansas relating to a contract dispute over the pricing of substitute energy at the co-owned Independence coal unit.  In October 2004, Arkansas Electric Cooperative (AECC) filed a similar complaint at the FERC against Entergy Arkansas, addressing the same issue with respect to Independence and another co-owned coal unit, White Bluff. FERC consolidated these cases, ordered a hearing in the consolidated proceeding, and established refund effective dates.  The main issue in the consolidated case relates to the consequences under the governing contracts when the dispatch of the coal units is constrained due to system operating conditions.  In August 2005, Entergy Arkansas and ETEC filed a settlement at the FERC that resolved all issues in dispute between ETEC and Entergy Arkansas. As part of the settlement, ETEC dismissed its complaint. A hearing was held on the AECC complaint and an ALJ Initial Decision was issued in January 2006 in which the ALJ found AECC's claims to be without merit. On October 25, 2006, the FERC issued its order in the proceeding. In the order, the FERC reversed the ALJ's findings. Specifically, the FERC found that the governing contracts do not recognize the effects of dispatch constraints on the co-owned units. The FERC explained that for over twenty-three years the course of conduct of the parties was such that AECC received its full entitlement to the two coal units, regardless of any reduced output caused by system operating constraints. Based on the order, Entergy Arkansas is required to refund to AECC all excess amounts billed to AECC as a result of the system operating constraints. Entergy Arkansas estimates currently that this will result in a refund to AECC of approximately $26 million, although Entergy Arkansas is still refining the estimate. In November 2006 Entergy Arkansas filed with the FERC a request for rehearing.

NOTE 3. INCOME TAXES (Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

Income tax expenses from continuing operations for 2006, 2005, and 2004 for Entergy Corporation and subsidiaries consist of the following:
	2006	2005	2004
	(In Thousands)
Current:
Federal	($266,464)	($306,524)	$67,924
Foreign	64	13,290	(2,231)
State	(74,319)	(27,212)	38,324
Total	(340,719)	(320,446)	104,017
Deferred - net	801,745	898,384	282,275
Investment tax credit
adjustments - net	(17,982)	(18,654)	(20,987)
Income tax expense from continuing operations	$443,044	$559,284	$365,305

Income tax expenses for 2006, 2005, and 2004 for Entergy's Registrant Subsidiaries consist of the following:
2006	Entergy Arkansas	Entergy Gulf States	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	System Energy
	(In Thousands)
Current:
Federal (a)	($10,181)	($87,515)	($134,141)	$4,208	($33,283)	($28,332)
State (a)	4,864	(15,553)	(22,874)	7,024	(500)	(142)
Total (a)	(5,317)	(103,068)	(157,015)	11,232	(33,783)	(28,474)
Deferred - net	66,333	215,877	238,581	18,661	39,258	86,482
Investment tax credit
adjustments - net	(4,192)	(5,742)	(3,228)	(1,326)	(424)	(3,479)
Recorded income tax expense	$56,824	$107,067	$78,338	$28,567	$5,051	$54,529

2005	Entergy Arkansas	Entergy Gulf States	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	System Energy
	(In Thousands)
Current:
Federal	($5,534)	($256,561)	($38,109)	($115,504)	($141,249)	$171,318
State	36	(37,962)	10,249	(8,547)	(13,115)	10,566
Total	(5,498)	(294,523)	(27,860)	(124,051)	(154,364)	181,884
Deferred - net	106,899	410,500	128,370	159,332	156,581	(109,065)
Investment tax credit
adjustments - net	(4,452)	(5,707)	(3,691)	(1,329)	(427)	(3,476)
Recorded income tax expense	$96,949	$110,270	$96,819	$33,952	$1,790	$69,343

2004	Entergy Arkansas	Entergy Gulf States	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	System Energy
	(In Thousands)
Current:
Federal	$14,490	$42,436	$2,439	($23,568)	($19,259)	$222,622
State	8,727	7,944	1,957	(1,221)	(3,655)	33,926
Total	23,217	50,380	4,396	(24,789)	(22,914)	256,548
Deferred - net	70,674	63,615	80,207	63,234	40,226	(175,059)
Investment tax credit
adjustments - net	(4,827)	(5,707)	(5,128)	(1,405)	(444)	(3,476)
Recorded income tax expense	$89,064	$108,288	$79,475	$37,040	$16,868	$78,013

(a)

In 2003, Entergy's Registrant Subsidiaries filed with the IRS a notification of change in tax accounting method for their respective calculations of cost of goods sold. The adjustment implemented a simplified method of overhead allocation to the production of electricity, which is provided for under IRS capitalization regulations. The cumulative adjustment to place these companies on the new methodology resulted in a $2.8 billion deduction on Entergy's 2003 income tax return: including $1.13 billion at Entergy Arkansas; $641 million at Entergy Gulf States; $111 million at Entergy Mississippi; $32 million at Entergy New Orleans; and $440 million at System Energy. New IRS proposed regulations, effective in 2005, may preclude a significant portion of the benefit of this tax accounting change. In response, Entergy revised its capitalization method, consistent with the proposed regulations. As Entergy is in a consolidated net operating loss position, the adjustment required by the new regulations has the effect of reducing the consolidated net operating loss carryforward and does not require a payment to the IRS at this time. The new capitalization method is subject to IRS scrutiny. On a consolidated basis, using a with and without methodology, there has been an estimated $24 million state cash tax benefit, but no federal cash tax benefit from the method change. On a separate company basis, however, Entergy currently estimates the cumulative federal and state cash tax benefit through 2006 to be $313 million at Entergy Arkansas; $27 million at Entergy Gulf States; $27 million at Entergy Mississippi; and $225 million at System Energy. The estimates of cumulative cash tax benefit are dependent on the outcome of several tax items (including mark to market elections and storm cost deductions). Should these other items fail to be sustained on audit, the estimated cash tax impact of this tax accounting method change would be significantly greater. Were the IRS to successfully deny the use of Entergy's tax accounting method for cost of goods sold, the companies would have to pay back under Entergy's intercompany tax allocation agreement the benefits received.

Total income taxes from continuing operations for Entergy Corporation and subsidiaries differ from the amounts computed by applying the statutory income tax rate to income before taxes. The reasons for the differences for the years 2006, 2005, and 2004 are:
	2006	2005	2004
	(In Thousands)

Computed at statutory rate (35%)	$551,650	$525,843	$446,205
Increases (reductions) in tax
resulting from:
State income taxes net of
federal income tax effect	44,230	44,282	36,149
Regulatory differences-
utility plant items	50,211	28,983	41,240
Amortization of investment
tax credits	(17,460)	(18,691)	(20,596)
Capital losses	(79,427)	(792)	(86,426)
Flow-through/permanent
Differences	(52,866)	(23,618)	(34,804)
Tax Reserves	(53,610)	-	(9,600)
Valuation allowance	22,300	-	-
Other -- net	(21,984)	3,277	(6,863)
Total income taxes from continuing operations	$443,044	$559,284	$365,305

Effective Income Tax Rate	28.1%	37.2%	28.7%

The capital loss for 2006 includes a loss for tax purposes recorded in the fourth quarter 2006 resulting from the liquidation of Entergy Power International Holdings, Entergy's holding company for Entergy-Koch, LP. The $79.4 million tax benefit is net of other capital gains. The capital loss for 2004 is a tax benefit resulting from the sale of preferred stock and less than 1% of the common stock of Entergy Asset Management, an Entergy subsidiary. In December 2004, an Entergy subsidiary sold the stock to a third party for $29.75 million. The sale resulted in a capital loss for tax purposes of $370 million, producing a federal and state net tax benefit of $97 million that Entergy recorded in the fourth quarter of 2004. Entergy has established a contingency provision in its financial statements that management believes will sufficiently cover the risk associated with these issues.

Total income taxes for the Registrant Subsidiaries differ from the amounts computed by applying the statutory income tax rate to income before taxes. The reasons for the differences for the years 2006, 2005, and 2004 are:
	Entergy	Entergy	Entergy	Entergy	Entergy	System
2006	Arkansas	Gulf States	Louisiana	Mississippi	New Orleans	Energy
	(In Thousands)

Computed at statutory rate (35%)	$80,492	$111,669	$75,585	$28,298	$3,638	$68,175
Increases (reductions) in tax
resulting from:
State income taxes net of
federal income tax effect	7,047	7,997	(1,359)	1,844	422	7,086
Regulatory differences -
utility plant items	17,326	7,531	16,452	(1,103)	3,842	10,005
Amortization of investment
tax credits	(4,164)	(5,316)	(3,192)	(1,308)	(409)	(3,480)
Flow-through/permanent
Differences	(38,024)	(9,088)	(5,647)	(2,245)	(1,284)	(1,229)
Benefit of Entergy Corporation Expenses	-	-	-	-	-	(32,041)
Other - net	(5,853)	(5,726)	(3,501)	3,081	(1,158)	6,013
Total income taxes	$56,824	$107,067	$78,338	$28,567	$5,051	$54,529

Effective Income Tax Rate	24.7%	33.6%	36.3%	35.3%	48.6%	28.0%

The flow-through/permanent differences for Entergy Arkansas in 2006 primarily result from the regulatory and tax accounting applied to its pension payments.
	Entergy	Entergy	Entergy	Entergy	Entergy	System
2005	Arkansas	Gulf States	Louisiana	Mississippi	New Orleans	Energy
	(In Thousands)

Computed at statutory rate (35%)	$95,054	$110,868	$78,715	$33,619	$1,064	$63,345
Increases (reductions) in tax
resulting from:
State income taxes net of
federal income tax effect	11,318	10,204	7,213	3,154	221	6,567
Regulatory differences -
utility plant items	540	5,087	11,135	255	2,441	9,525
Amortization of investment
tax credits	(4,452)	(5,316)	(3,691)	(1,332)	(424)	(3,476)
Flow-through/permanent
Differences	(3,148)	(8,843)	(4,420)	(1,344)	(1,439)	(6,626)
Other - net	(2,363)	(1,730)	7,867	(400)	(73)	8
Total income taxes	$96,949	$110,270	$96,819	$33,952	$1,790	$69,343

Effective Income Tax Rate	35.7%	34.8%	43.0%	35.3%	58.9%	38.3%

	Entergy	Entergy	Entergy	Entergy	Entergy	System
2004	Arkansas	Gulf States	Louisiana	Mississippi	New Orleans	Energy
	(In Thousands)

Computed at statutory rate (35%)	$80,946	$105,194	$72,440	$38,688	$15,729	$64,386
Increases (reductions) in tax
resulting from:
State income taxes net of
federal income tax effect	12,204	8,289	6,411	3,845	1,158	7,665
Regulatory differences -
utility plant items	13,775	6,951	10,052	(1,482)	1,373	10,528
Amortization of investment
tax credits	(4,827)	(5,316)	(5,128)	(1,405)	(444)	(3,476)
Flow-through/permanent
Differences	(9,127)	(7,080)	(3,576)	(2,114)	(878)	(993)
Other - net	(3,907)	250	(724)	(492)	(70)	(97)
Total income taxes	$89,064	$108,288	$79,475	$37,040	$16,868	$78,013

Effective Income Tax Rate	38.5%	36.0%	38.4%	33.5%	37.5%	42.4%

Significant components of net deferred and noncurrent accrued tax liabilities for Entergy Corporation and subsidiaries as of December 31, 2006 and 2005 are as follows:

	2006	2005
	(In Thousands)
Deferred and Noncurrent Accrued Tax Liabilities:
Net regulatory assets/liabilities	($1,334,341)	($1,150,210)
Plant-related basis differences	(5,992,434)	(5,487,161)
Power purchase agreements	(1,755,345)	(2,422,967)
Nuclear decommissioning trusts	(915,380)	(859,712)
Other	(615,371)	(643,793)
Total	(10,612,871)	(10,563,843)

Deferred Tax Assets:
Accumulated deferred investment
tax credit	118,990	125,521
Capital losses	256,089	119,003
Net operating loss carryforwards	2,002,541	2,788,864
Sale and leaseback	242,630	238,557
Unbilled/deferred revenues	39,566	25,455
Pension-related items	790,383	406,346
Reserve for regulatory adjustments	114,451	120,792
Customer deposits	77,166	70,222
Nuclear decommissioning liabilities	790,052	720,464
Other	405,490	561,242
Valuation allowance	(33,507)	(38,791)
Total	4,803,851	5,137,675

Net deferred and noncurrent accrued tax liability	($5,809,020)	($5,426,168)

At December 31, 2006, Entergy had $713.1 million in net realized federal capital loss carryforwards that will expire as follows: $75.9 million in 2007, $0.8 million in 2008, $230.2 million in 2009, and $406.2 million in 2011.

At December 31, 2006, Entergy had estimated federal net operating loss carryforwards of $4.8 billion primarily resulting from changes in tax accounting methods relating to (a) the Registrant Subsidiaries' calculation of cost of goods sold and (b) Non-Utility Nuclear's 2005 mark-to-market tax accounting election, and (c) losses due to Hurricane Rita. Both tax accounting method changes produce temporary book tax differences, which will reverse in the future. Approximately $2.0 billion of the net operating loss, attributable to the two tax accounting method changes, is expected to reverse within two years. The timing of the reversal depends on several variables, including the price of power. If the federal net operating loss carryforwards are not utilized, they will expire in the years 2023 through 2026.

At December 31, 2006, Entergy had estimated state net operating loss carryforwards of $4.8 billion, primarily resulting from Entergy Louisiana Holdings' mark-to-market tax election, the Utility companies' change in method of accounting for tax purposes related to cost of goods sold, and Non-Utility Nuclear's 2005 mark-to-market tax accounting election. If the state net operating loss carryforwards are not utilized, they will expire in the years 2008 through 2021.

For 2006 and 2005, valuation allowances are provided against UK capital loss and UK net operating loss carryforwards, federal and state capital loss carryforwards, and certain state net operating loss carryforwards.

On October 22, 2004, the American Jobs Creation Act of 2004 (the Act) was enacted. The Act promotes domestic production and investing activities by providing a number of tax incentives including a temporary incentive to repatriate accumulated foreign earnings, subject to certain limitations, by providing an 85% dividends received deduction for certain repatriated earnings and also providing a tax deduction of up to 9% of qualifying production activities. In 2004, Entergy repatriated $59.1 million of accumulated foreign earnings, which resulted in approximately $11.0 million of tax benefit. At December 31, 2006 and December 31, 2005, Entergy had no undistributed earnings from subsidiary companies outside the United States that are being considered for repatriation. In accordance with FSP 109-1, which was issued by the FASB to address the accounting for the impacts of the Act, the allowable production tax credit will be treated as a special deduction in the period in which it is deducted rather than treated as a tax rate change during 2004. The adoption of FSP 109-1 and FSP 109-2, also issued by the FASB to address the accounting for the repatriation provisions of the Act, did not have a material effect on Entergy's financial statements.

Significant components of net deferred and long-term accrued tax liabilities for the Registrant Subsidiaries as of December 31, 2006 and 2005 are as follows:
	Entergy	Entergy	Entergy	Entergy	Entergy	System
2006	Arkansas	Gulf States	Louisiana	Mississippi	New Orleans	Energy
	(In Thousands)
Deferred and Long-term Accrued Tax Liabilities:
Net regulatory assets/liabilities	($230,946)	($535,242)	($154,836)	($66,643)	$50,489	($217,394)
Plant-related basis differences - net	(1,283,165)	(1,716,700)	(1,110,307)	(456,210)	(253,782)	(480,188)
Power purchase agreements	-	-	(848,723)	-	-	-
Rate refunds	-	-	-	-	-	-
Deferred fuel	(855)	(44,977)	(43,986)	(24,176)	(7,727)	(1,930)
Other reserves	-	-	-	-	-	-
Nuclear decommissioning trusts	(155,319)	(63,131)	(80,395)	-	-	(112,134)
Other	(87,412)	(29,710)	(112,203)	(53,019)	(1,333)	(8,917)
Total	(1,757,697)	(2,389,760)	(2,350,450)	(600,048)	(212,353)	(820,563)

Deferred Tax Assets:
Accumulated deferred investment tax credit	23,473	30,691	34,339	4,225	1,215	26,262
Sale and leaseback	-	-	88,646	-	-	153,984
Purchased power agreements	-	-	-	-	-	95,598
NOL carryforward	150,055	217,430	127,289	17,001	68,515	-
Unbilled/Deferred revenues	6,175	27,379	-	4,349	-	-
Pension-related items	127,222	93,772	93,666	33,363	33,008	19,099
Reserve for regulatory adjustments	-	114,451	-	-	-	-
Rate refund	-	88	-	-	-	67,273
Customer deposits	10,580	34,758	16,804	15,024	273	-
Nuclear decommissioning liabilities	195,325	69,694	90,999	-	-	134,298
Other	20,244	18,388	38,781	5,565	7,533	17,530
Total	533,074	606,651	490,524	79,527	110,544	514,044

Net deferred tax liability	($1,224,623)	($1,783,109)	($1,859,926)	($520,521)	($101,809)	($306,519)

	Entergy	Entergy	Entergy	Entergy	Entergy	System
2005	Arkansas	Gulf States	Louisiana	Mississippi	New Orleans	Energy
	(In Thousands)
Deferred and Long-term Accrued Tax Liabilities:
Net regulatory assets/liabilities	($163,482)	($499,595)	($186,296)	($39,274)	$40,806	($219,117)
Plant-related basis differences - net	(1,291,435)	(1,684,872)	(1,086,571)	(415,259)	(182,209)	(545,848)
Power purchase agreements	(4,075)	(1,141)	(964,086)	(75)	-	-
Rate refunds	(40,429)	-	(23,186)	(49,336)	(14,448)	-
Deferred fuel	(80,109)	(132,096)	(2,139)	(29,978)	(12,881)	(6,885)
Other reserves	-	(10,442)	-	(27,457)	(40,477)	-
Nuclear decommissioning trusts	(141,294)	(52,226)	(71.996)	-	-	(94,888)
Other	(73,391)	(4,871)	(167,078)	(16,909)	(3,567)	(9,799)
Total	(1,794,215)	(2,385,243)	(2,501,352)	(578,288)	(212,776)	(876,537)

Deferred Tax Assets:
Accumulated deferred investment tax credit	25,108	32,525	35,569	4,727	1,374	27,592
Sale and leaseback	-	-	89,140	-	-	149,417
Purchased power agreements	-	-	-	-	-	100,909
NOL carryforward	311,609	418,903	162,393	54,096	66,267	-
Unbilled/Deferred revenues	-	24,043	-	1,212	-	-
Pension-related items	64,018	21,699	49,149	12,739	15,244	11,529
Reserve for regulatory adjustments	-	120,792	-	-	-	-
Rate refund	-	6,530	-	-	-	170,222
Customer deposits	30,882	23,189	16,151	-	120	-
Nuclear decommissioning liabilities	183,409	22,630	84,568	-	-	125,660
Other	17,291	20,315	13,183	424	193	16,617
Total	632,317	690,626	450,153	73,198	83,198	601,946

Net deferred tax liability	($1,161,898)	($1,694,617)	($2,051,199)	($505,090)	($129,578)	($274,591)

As of December 31, 2006, estimated federal net operating loss carryforwards were $335.1 million for Entergy Arkansas, $635.8 million for Entergy Gulf States, $75 million for Entergy Louisiana, $50.7 million for Entergy Mississippi, and $145.0 million for Entergy New Orleans, primarily resulting from a change in tax accounting method relating to the calculation of cost of goods sold and losses due to Hurricane Rita. The tax accounting method change produces temporary book tax differences, which will reverse in the future. If the federal net operating loss carryforwards are not utilized, they will expire in the years 2023 through 2026.

As of December 31, 2006, estimated state net operating loss carryforwards were $581.6 million for Entergy Arkansas, $83.1 million for Entergy Gulf States, $75 million for Entergy Louisiana, and $372.4 million for Entergy New Orleans. Entergy Louisiana's deferred tax balances reflect the effects of Entergy Louisiana's tax sharing agreement with its parent, Entergy Louisiana Holdings. If the state net operating loss carryforwards are not utilized, they will expire in the years 2008 through 2010 for Entergy Arkansas, 2018 through 2020 for Entergy Gulf States, 2021 for Entergy Louisiana, and 2018 through 2021 for Entergy New Orleans.

Income Tax Audits

Entergy is currently under audit by the IRS with respect to tax returns for tax periods 1999 through 2003, and is subject to audit by the IRS and other taxing authorities for subsequent tax periods.  The amount and timing of any tax assessments resulting from these audits are uncertain, and could have a material effect on Entergy's financial position and results of operations.  Entergy believes that the contingency provisions established in its financial statements will sufficiently cover the liabilities that are reasonably estimable associated with tax matters. Certain material audit matters as to which management believes there is a reasonable possibility of a future tax payment are discussed below.

Depreciable Property Lives

In October 2006, Entergy Arkansas, Entergy Louisiana Holdings, Entergy Mississippi, Entergy New Orleans, and System Energy satisfied their tax liabilities related to the 1996 - 1998 IRS audit cycle. The most significant issue in the audit involved the classification of certain depreciable property using shortened lives for tax purposes. Entergy Arkansas, Entergy Louisiana Holdings, Entergy Mississippi, and Entergy New Orleans partially conceded accelerated tax depreciation associated with these assets. Entergy Gulf States was not part of the settlement and did not change its accounting method for these certain assets until 1999. Also in October 2006, Entergy concluded settlement discussions with IRS Appeals related to the 1999 - 2001 audit cycle. The settlement was substantially similar to the settlement that was reached for the 1996 - 1998 audit cycle. The total cash concession related to these deductions for all years subsequent to 1998 is $38 million plus interest of $9 million.

Because this issue relates to the timing of when depreciation expense is deducted, the conceded amount will be recovered in future periods.

Mark-to-Market of Certain Power Contracts

In 2001, Entergy Louisiana Holdings changed its method of accounting for income tax purposes related to its wholesale electric power contracts. The most significant of these is the contract to purchase power from the Vidalia hydroelectric project. On audit of Entergy Louisiana Holdings' 2001 tax return, the IRS made an adjustment reducing the amount of the deduction associated with this method change. The adjustment had no material effect on Entergy Louisiana Holdings' earnings and required no additional payment of 2001 income tax. The Vidalia contract method change has resulted in estimated cumulative cash flow tax benefits of approximately $655 million through December 31, 2006. This benefit could reverse in the years 2007 through 2031 depending on several variables, including the price of power. The tax accounting election has had no effect on total book income tax expense.

Income Tax Litigation

On November 16, 2006, the IRS issued a Notice of Deficiency to Entergy for the tax years 1997 and 1998. The Notice asserts that Entergy owes additional tax of $17.3 million for 1997 and $61.7 million for 1998. Entergy and the IRS have settled all issues for 1997 and 1998 except for those raised in the Notice, which are described as follows: 1) The IRS believes that U.K. Windfall Tax paid by London Electricity, a former subsidiary of Entergy, was not an eligible tax under the foreign tax credit provisions of the Internal Revenue Code. Entergy believes that it properly claimed a foreign tax credit for the tax year 1998 attributable to the Windfall Tax paid by London Electricity. This issue accounts for $59.7 million of the 1998 deficiency and results in interest exposure of $49.1 million. 2) The IRS denied Entergy's change in method of accounting for street lighting assets and the related increase in depreciation deductions for 1997 and 1998. Entergy believes that street lighting assets are a separate line of business not subject to the same 20-year depreciable life as distribution assets, but rather are properly classified as having a 7-year depreciable life. This issue accounts for all of the 1997 deficiency of $17.3 million and $2 million of the 1998 deficiency and results in interest exposure of $13.5 million. On December 6, 2006, Entergy filed a petition in the U.S. Tax Court requesting a redetermination of these issues and the resulting deficiencies.

FASB Interpretation No. 48

FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48) was issued in July 2006 and is effective for Entergy in the first quarter of 2007. FIN 48 establishes a "more-likely-than-not" recognition threshold that must be met before a tax benefit can be recognized in the financial statements. If a tax deduction is taken on a tax return, but does not meet the more-likely-than-not recognition threshold, an increase in income tax liability, above what is payable on the tax return, is required to be recorded. Additional disclosure in the footnotes to the financial statements will also be required for such liabilities. Entergy does not expect that the adoption of FIN 48 will materially affect its financial position, results of operations, or cash flows. Entergy expects that the cumulative effect of the adoption of FIN 48 will result in a reduction to consolidated retained earnings at January 1, 2007 in the range of $3 million to $5 million.

NOTE 4. REVOLVING CREDIT FACILITIES, LINES OF CREDIT AND SHORT-TERM BORROWINGS (Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

Entergy Corporation has in place two separate revolving credit facilities, a five-year credit facility and a three-year credit facility. The five-year credit facility, which expires in May 2010, has a borrowing capacity of $2 billion and the three-year facility, which expires in December 2008, has a borrowing capacity of $1.5 billion. Entergy also has the ability to issue letters of credit against the total borrowing capacity of both credit facilities. The commitment fee for these facilities is currently 0.13% per annum of the unused amount. Commitment fees and interest rates on loans under the credit facility can fluctuate depending on the senior debt ratings of the Utility operating companies. Following is a summary of the borrowings outstanding and capacity available under these facilities as of December 31, 2006.
Facility	Capacity	Borrowings	Letters of Credit	Capacity Available
	(In Millions)

5-Year Facility	$2,000	$820	$94	$1,086
3-Year Facility	$1,500	$-	$-	$1,500

Entergy Corporation's facilities require it to maintain a consolidated debt ratio of 65% or less of its total capitalization. If Entergy fails to meet this ratio, or if Entergy or the Utility operating companies (except Entergy New Orleans) and System Energy default on other indebtedness or are in bankruptcy or insolvency proceedings, an acceleration of the facilities' maturity dates may occur.

Entergy Arkansas, Entergy Gulf States, and Entergy Mississippi each has credit facilities available as of December 31, 2006 as follows:
Company	Expiration Date	Amount of Facility	Amount Drawn as of Dec. 31, 2006

Entergy Arkansas	April 2007	$85 million	-
Entergy Gulf States	February 2011	$50 million (a)	-
Entergy Mississippi	May 2007	$30 million (b)	-
Entergy Mississippi	May 2007	$20 million (b)	-

(a)	The credit facility allows Entergy Gulf States to issue letters of credit against the borrowing capacity of the facility. As of December 31, 2006, $1.4 million in letters of credit had been issued.
(b)	Borrowings under the Entergy Mississippi facilities may be secured by a security interest in its accounts receivable.

The credit facilities have variable interest rates and the average commitment fee is 0.13%. The Entergy Arkansas credit facility requires that it maintain total shareholders' equity of at least 25% of its total assets.

The short-term borrowings of the Registrant Subsidiaries (other than Entergy New Orleans) and certain other Entergy subsidiaries are limited to amounts authorized by the FERC. The current FERC-authorized limits are effective through March 31, 2008. In addition to borrowings from commercial banks, these companies are authorized under a FERC order to borrow from the Entergy System money pool. The money pool is an inter-company borrowing arrangement designed to reduce Entergy's subsidiaries' dependence on external short-term borrowings. Borrowings from the money pool and external borrowings combined may not exceed the FERC authorized limits. As of December 31, 2006, Entergy's subsidiaries' aggregate money pool and external short-term borrowings authorized limit was $2.0 billion, the aggregate outstanding borrowing from the money pool was $251.6 million, and Entergy's subsidiaries' had no outstanding short-term borrowing from external sources.

The following are the FERC-authorized limits for short-term borrowings effective February 8, 2006 and the outstanding short-term borrowings from the money pool for the Registrant Subsidiaries (other than Entergy New Orleans) as of December 31, 2006:

	Authorized	Borrowings
	(In Millions)
Entergy Arkansas	$250	-
Entergy Gulf States	$350	-
Entergy Louisiana	$250	$54.1
Entergy Mississippi	$175	-
System Energy	$200	-

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

The credit facilities have variable interest rates and the average commitment fee is 0.13%. The Entergy Arkansas credit facility requires that it maintain total shareholders' equity of at least 25% of its total assets.

Entergy New Orleans Debtor-in-Possession Credit Agreement

On September 26, 2005, Entergy New Orleans, as borrower, and Entergy Corporation, as lender, entered into the Debtor-in-Possession (DIP) credit agreement, a debtor-in-possession credit facility to provide funding to Entergy New Orleans during its business restoration efforts. On December 9, 2005, the bankruptcy court issued its final order approving the DIP Credit Agreement. The credit facility provides for up to $200 million in loans. The facility enables Entergy New Orleans to request funding from Entergy Corporation, but the decision to lend money is at the sole discretion of Entergy Corporation. As of December 31, 2006, Entergy New Orleans had $52 million of outstanding borrowings under the DIP credit agreement.

Borrowings under the DIP credit agreement are due in full, and the agreement will terminate, at the earliest of (i) August 23, 2007, (ii) the acceleration of the loans and the termination of the DIP credit agreement in accordance with its terms, (iii) the date of the closing of a sale of all or substantially all of Entergy New Orleans' assets pursuant to either section 363 of the United States Bankruptcy Code or a confirmed plan of reorganization, or (iv) the effective date of a plan of reorganization in Entergy New Orleans' bankruptcy case.

As security for Entergy Corporation as the lender, the terms of the December 9, 2005 bankruptcy court order provide that all borrowings by Entergy New Orleans under the DIP Credit Agreement are: (i) entitled to superpriority administrative claim status pursuant to section 364(c)(1) of the Bankruptcy Code; (ii) secured by a perfected first priority lien on all property of Entergy New Orleans pursuant to sections 364(c)(2) and 364(d) of the Bankruptcy Code, except on any property of Entergy New Orleans subject to valid, perfected, and non-avoidable liens of the lender on Entergy New Orleans' $15 million credit facility that existed as of the date Entergy New Orleans filed its bankruptcy petition; and (iii) secured by a perfected junior lien pursuant to section 364(c)(3) of the Bankruptcy Code on all property of Entergy New Orleans subject to valid, perfected, and non-avoidable liens in favor of the lender on Entergy New Orleans' $15 million credit facility that existed as of the date Entergy New Orleans filed its bankruptcy petition.

The interest rate on borrowings under the DIP credit agreement will be the average interest rate of borrowings outstanding under Entergy Corporation's $2 billion revolving credit facility, which was approximately 5.7% per annum at December 31, 2006.

The lien granted by the bankruptcy court under sections 364(c)(2) and 364(d) primes the liens that secure Entergy New Orleans' obligations under its mortgage bond indenture that existed as of the date Entergy New Orleans filed its bankruptcy petition. To secure Entergy New Orleans' obligations under its mortgage bond indenture, the bankruptcy court's December 9, 2005 order grants in favor of the bond trustee, for the benefit of itself and the bondholders, a lien on all Entergy New Orleans property that secures its obligations under the DIP Credit Agreement. The lien in favor of the bond trustee is senior to all other liens except for the liens in favor of Entergy Corporation and the lender on Entergy New Orleans' $15 million credit facility that existed as of the date Entergy New Orleans filed its bankruptcy petition.

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

Long-term debt for Entergy Corporation and subsidiaries as of December 31, 2006 and 2005 consisted of:

	2006	2005
	(In Thousands)
Mortgage Bonds:
4.875% Series due October 2007 - System Energy	$70,000	$70,000
4.35% Series due April 2008 - Entergy Mississippi	100,000	100,000
3.6% Series due June 2008 - Entergy Gulf States	325,000	325,000
Libor + 0.75% Series due December 2008 - Entergy Gulf States	350,000	350,000
Libor + 0.40% Series due December 2009 - Entergy Gulf States	225,000	225,000
4.5% Series due June 2010 - Entergy Arkansas	100,000	100,000
4.67% Series due June 2010 - Entergy Louisiana	55,000	55,000
5.12% Series due August 2010 - Entergy Gulf States	100,000	100,000
5.83% Series due November 2010 - Entergy Louisiana	150,000	150,000
4.65% Series due May 2011 - Entergy Mississippi	80,000	80,000
4.875% Series due November 2011 - Entergy Gulf States	200,000	200,000
6.0% Series due December 2012 - Entergy Gulf States	140,000	140,000
5.15% Series due February 2013 - Entergy Mississippi	100,000	100,000
5.09% Series due November 2014 - Entergy Louisiana	115,000	115,000
5.6% Series due December 2014 - Entergy Gulf States	50,000	50,000
5.25% Series due August 2015 - Entergy Gulf States	200,000	200,000
5.70% Series due June 2015 - Entergy Gulf States	200,000	200,000
5.56% Series due September 2015 - Entergy Louisiana	100,000	100,000
5.92% Series due February 2016 - Entergy Mississippi	100,000	-
5.4% Series due May 2018 - Entergy Arkansas	150,000	150,000
4.95% Series due June 2018 - Entergy Mississippi	95,000	95,000
5.0% Series due July 2018 - Entergy Arkansas	115,000	115,000
5.5% Series due April 2019 - Entergy Louisiana	100,000	100,000
5.66% Series due February 2025 - Entergy Arkansas	175,000	175,000
6.7% Series due April 2032 - Entergy Arkansas	100,000	100,000
7.6% Series due April 2032 - Entergy Louisiana	150,000	150,000
6.0% Series due November 2032 - Entergy Arkansas	100,000	100,000
6.0% Series due November 2032 - Entergy Mississippi	75,000	75,000
7.25% Series due December 2032 - Entergy Mississippi	100,000	100,000
5.9% Series due June 2033 - Entergy Arkansas	100,000	100,000
6.20% Series due July 2033 - Entergy Gulf States	240,000	240,000
6.25% Series due April 2034 - Entergy Mississippi	100,000	100,000
6.4% Series due October 2034 - Entergy Louisiana	70,000	70,000
6.38% Series due November 2034 - Entergy Arkansas	60,000	60,000
6.18% Series due March 2035 - Entergy Gulf States	85,000	85,000
6.30% Series due September 2035 - Entergy Louisiana	100,000	100,000
Total mortgage bonds	$4,675,000	$4,575,000

	2006	2005
	(In Thousands)

Governmental Bonds (a):
5.45% Series due 2010, Calcasieu Parish - Louisiana	$22,095	$22,095
6.75% Series due 2012, Calcasieu Parish - Louisiana	48,285	48,285
6.7% Series due 2013, Pointe Coupee Parish - Louisiana	17,450	17,450
5.7% Series due 2014, Iberville Parish - Louisiana	21,600	21,600
5.8% Series due 2015, West Feliciana Parish - Louisiana	28,400	28,400
7.0% Series due 2015, West Feliciana Parish - Louisiana	39,000	39,000
5.8% Series due 2016, West Feliciana Parish - Louisiana	20,000	20,000
6.3% Series due 2016, Pope County - Arkansas (b)	19,500	19,500
4.6% Series due 2017, Jefferson County - Arkansas (b)	54,700	-
5.6% Series due 2017, Jefferson County - Arkansas	-	45,500
6.3% Series due 2018, Jefferson County - Arkansas (b)	-	9,200
6.3% Series due 2020, Pope County - Arkansas	120,000	120,000
5.0% Series due 2021, Independence County - Arkansas	45,000	45,000
5.875% Series due 2022, Mississippi Business Finance Corp.	216,000	216,000
5.9% Series due 2022, Mississippi Business Finance Corp.	102,975	102,975
Auction Rate due 2022, Independence County - Mississippi (b)	30,000	30,000
4.6% Series due 2022, Mississippi Business Finance Corp. (b)	16,030	16,030
5.95% Series due 2023, St. Charles Parish - Louisiana (b)	-	25,000
6.2% Series due 2026, Claiborne County - Mississippi	90,000	90,000
6.6% Series due 2028, West Feliciana Parish - Louisiana	40,000	40,000
Auction Rate due 2030, St. Charles Parish - Louisiana (b)	60,000	60,000
Total governmental bonds	991,035	1,016,035

Other Long-Term Debt:
Note Payable to NYPA, non-interest bearing, 4.8% implicit rate	$297,289	$373,186
5 year Bank Credit Facility, weighted avg rate 5.30% (Note 4)	820,000	785,000
Bank term loan, Entergy Corporation, avg rate 2.98%, due 2010	60,000	60,000
Bank term loan, Entergy Corporation, avg rate 3.08%, due 2008	35,000	35,000
6.17% Notes due March 2008, Entergy Corporation	72,000	72,000
6.23% Notes due March 2008, Entergy Corporation	15,000	15,000
6.13% Notes due September 2008, Entergy Corporation	150,000	150,000
7.75% Notes due December 2009, Entergy Corporation	267,000	267,000
6.58% Notes due May 2010, Entergy Corporation	75,000	75,000
6.9% Notes due November 2010, Entergy Corporation	140,000	140,000
7.625% Notes initially due February 2011, Entergy Corporation (c)	500,000	500,000
7.06% Notes due March 2011, Entergy Corporation	86,000	86,000
Long-term DOE Obligation (d)	168,723	161,048
Waterford 3 Lease Obligation 7.45% (Note 10)	247,725	247,725

	2006	2005
	(In Thousands)
Other Long-Term Debt (continued):
Grand Gulf Lease Obligation 5.62% (Note 10)	345,340	364,806
Unamortized Premium and Discount - Net	(5,991)	(6,886)
Other	40,542	12,096
Total Long-Term Debt	8,979,663	8,928,010
Less Amount Due Within One Year	181,576	103,517
Long-Term Debt Excluding Amount Due Within One Year	$8,798,087	$8,824,493

Fair Value of Long-Term Debt (e)	$8,106,540	$8,009,388

(a)	Consists of pollution control revenue bonds and environmental revenue bonds.
(b)	The bonds are secured by a series of collateral first mortgage bonds.
(c)

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

(d)

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

(e)

The fair value excludes lease obligations and long-term DOE obligations, and includes debt due within one year. It is determined using bid prices reported by dealer markets and by nationally recognized investment banking firms.

The annual long-term debt maturities (excluding lease obligations) for debt outstanding as of December 31, 2006, for the next five years are as follows:
Amount
(In Thousands)

2007	$158,241
2008	$1,071,413
2009	$517,659
2010	$1,488,537
2011	$893,747

In November 2000, Entergy's Non-Utility Nuclear business purchased the FitzPatrick and Indian Point 3 power plants in a seller-financed transaction. Entergy issued notes to NYPA with seven annual installments of approximately $108 million commencing one year from the date of the closing, and eight annual installments of $20 million commencing eight years from the date of the closing. These notes do not have a stated interest rate, but have an implicit interest rate of 4.8%. In accordance with the purchase agreement with NYPA, the purchase of Indian Point 2 in 2001 resulted in Entergy's Non-Utility Nuclear business becoming liable to NYPA for an additional $10 million per year for 10 years, beginning in September 2003. This liability was recorded upon the purchase of Indian Point 2 in September 2001, and is included in the note payable to NYPA balance above. In July 2003, a payment of $102 million was made prior to maturity on the note payable to NYPA. Under a provision in a letter of credit supporting these notes, if certain of the Utility operating companies or System Energy were to default on other indebtedness, Entergy could be required to post collateral to support the letter of credit.

Covenants in the Entergy Corporation notes require it to maintain a consolidated debt ratio of 65% or less of its total capitalization. If Entergy's debt ratio exceeds this limit, or if Entergy or certain of the Utility operating companies default on other indebtedness or are in bankruptcy or insolvency proceedings, an acceleration of the notes' maturity dates may occur.

The long-term securities issuances of Entergy Mississippi and System Energy are limited to amounts authorized by the SEC under PUHCA 1935. After the repeal of PUHCA 1935 on February 8, 2006, the FERC, under the Federal Power Act, has jurisdiction over the securities issuances of these companies. Under a savings provision in the PUHCA 1935 repeal legislation, these companies can rely on the authority of their existing SEC orders until each obtains new orders from the FERC. The SEC PUHCA 1935 financing order of Entergy Mississippi limits securities issuances unless certain capitalization and investment grade ratings conditions are met. Entergy Gulf States and Entergy Louisiana have received FERC long-term financing orders that do not have such conditions. The long-term securities issuances of Entergy Arkansas are limited to amounts authorized by the APSC.

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

Long-term debt for the Registrant Subsidiaries as of December 31, 2006 and 2005 consisted of:
	2006	2005
	(In Thousands)
Entergy Arkansas
Mortgage Bonds:
4.50% Series due June 2010	$100,000	$100,000
5.4% Series due May 2018	150,000	150,000
5.0% Series due July 2018	115,000	115,000
5.66% Series due February 2025	175,000	175,000
6.7% Series due April 2032	100,000	100,000
6.0% Series due November 2032	100,000	100,000
5.9% Series due June 2033	100,000	100,000
6.38% Series due November 2034	60,000	60,000
Total mortgage bonds	900,000	900,000

Governmental Bonds (a):
6.3% Series due 2016, Pope County (d)	19,500	19,500
4.6% Series due 2017, Jefferson County (d)	54,700	-
5.6% Series due 2017, Jefferson County	-	45,500
6.3% Series due 2018, Jefferson County (d)	-	9,200
6.3% Series due 2020, Pope County	120,000	120,000
5.0% Series due 2021, Independence County (d)	45,000	45,000
Total governmental bonds	239,200	239,200

Other Long-Term Debt
Long-term DOE Obligation (b)	168,723	161,048
Unamortized Premium and Discount - Net	(1,722)	(2,010)

Total Long-Term Debt	1,306,201	1,298,238
Less Amount Due Within One Year	-	-
Long-Term Debt Excluding Amount Due Within One Year	$1,306,201	$1,298,238

Fair Value of Long-Term Debt (c)	$1,113,055	$1,141,332

	2006	2005
	(In Thousands)
Entergy Gulf States
Mortgage Bonds:
3.6% Series due June 2008	$325,000	$325,000
Libor + 0.75% Series due December 2008	350,000	350,000
Libor + 0.4% Series due December 2009	225,000	225,000
5.12 % Series due August 2010	100,000	100,000
4.875% Series due November 2011	200,000	200,000
6.0% Series due December 2012	140,000	140,000
5.6% Series due December 2014	50,000	50,000
5.70% Series due June 2015	200,000	200,000
5.25% Series due August 2015	200,000	200,000
6.2% Series due July 2033	240,000	240,000
6.18% Series due March 2035	85,000	85,000
Total mortgage bonds	2,115,000	2,115,000

Governmental Bonds (a):
5.45% Series due 2010, Calcasieu Parish	22,095	22,095
6.75% Series due 2012, Calcasieu Parish	48,285	48,285
6.7% Series due 2013, Pointe Coupee Parish	17,450	17,450
5.7% Series due 2014, Iberville Parish	21,600	21,600
5.8% Series due 2015, West Feliciana Parish	28,400	28,400
7.0% Series due 2015, West Feliciana Parish	39,000	39,000
5.8% Series due 2016, West Feliciana Parish	20,000	20,000
6.6% Series due 2028, West Feliciana Parish	40,000	40,000
Total governmental bonds	236,830	236,830

Other Long-Term Debt
Unamortized Premium and Discount - Net	(2,284)	(2,516)
Other	8,781	8,816

Total Long-Term Debt	2,358,327	2,358,130
Less Amount Due Within One Year	-	-
Long-Term Debt Excluding Amount Due Within One Year	$2,358,327	$2,358,130

Fair Value of Long-Term Debt (c)	$2,323,973	$2,364,695

	2006	2005
	(In Thousands)
Entergy Louisiana
Mortgage Bonds:
4.67% Series due June 2010	$55,000	$55,000
5.83% Series due November 2010	150,000	150,000
5.09% Series due November 2014	115,000	115,000
5.56% Series due September 2015	100,000	100,000
5.5% Series due April 2019	100,000	100,000
7.6% Series due April 2032	150,000	150,000
6.4% Series due October 2034	70,000	70,000
6.3% Series due September 2035	100,000	100,000
Total mortgage bonds	840,000	840,000

Governmental Bonds (a):
5.95% Series due 2023, St. Charles Parish (d)	-	25,000
Auction Rate due 2030, St. Charles Parish (d)	60,000	60,000
Total governmental bonds	60,000	85,000

Other Long-Term Debt:
Waterford 3 Lease Obligation 7.45% (Note 10)	247,725	247,725
Unamortized Premium and Discount - Net	(78)	(325)

Total Long-Term Debt	1,147,647	1,172,400
Less Amount Due Within One Year	-	-
Long-Term Debt Excluding Amount Due Within One Year	$1,147,647	$1,172,400

Fair Value of Long-Term Debt (c)	$869,941	$934,821

	2006	2005
	(In Thousands)
Entergy Mississippi
Mortgage Bonds:
4.35% Series due April 2008	$100,000	$100,000
4.65% Series due May 2011	80,000	80,000
5.15% Series due February 2013	100,000	100,000
5.92% Series due February 2016	100,000	-
4.95% Series due June 2018	95,000	95,000
6.0% Series due November 2032	75,000	75,000
7.25% Series due December 2032	100,000	100,000
6.25% Series due April 2034	100,000	100,000
Total mortgage bonds	750,000	650,000

Governmental Bonds (a):
4.60% Series due 2022, Mississippi Business Finance Corp.(d)	16,030	16,030
Auction Rate due 2022, Independence County (d)	30,000	30,000
Total governmental bonds	46,030	46,030

Other Long-Term Debt:
Unamortized Premium and Discount - Net	(843)	(884)

Total Long-Term Debt	795,187	695,146
Less Amount Due Within One Year	-	-
Long-Term Debt Excluding Amount Due Within One Year	$795,187	$695,146

Fair Value of Long-Term Debt (d)	$778,757	$697,772

	2006	2005
	(In Thousands)
Entergy New Orleans
Mortgage Bonds(e):
3.875% Series due August 2008	$30,000	$30,000
4.98% Series due July 2010	30,000	30,000
5.25% Series due August 2013	70,000	70,000
6.75% Series due October 2017	25,000	25,000
5.6% Series due September 2024	34,975	34,975
5.65% Series due September 2029	39,960	39,960
Total mortgage bonds	229,935	229,935

Other Long-Term Debt:
Unamortized Premium and Discount - Net	(60)	(76)

Total Long-Term Debt (f)	229,875	229,859
Less Amount Due Within One Year	-	-
Long-Term Debt Excluding Amount Due Within One Year	$229,875	$229,859

Fair Value of Long-Term Debt (c)	$218,500	$199,100

	2006	2005
	(In Thousands)
System Energy
Mortgage Bonds:
4.875% Series due October 2007	$70,000	$70,000
Total mortgage bonds	70,000	70,000

Governmental Bonds (a):
5.875% Series due 2022, Mississippi Business Finance Corp.	216,000	216,000
5.9% Series due 2022, Mississippi Business Finance Corp.	102,975	102,975
6.2% Series due 2026, Claiborne County	90,000	90,000
Total governmental bonds	408,975	408,975

Other Long-Term Debt:
Grand Gulf Lease Obligation 5.62% (Note 10)	345,340	364,806
Unamortized Premium and Discount - Net	(1,066)	(1,150)

Total Long-Term Debt	823,249	842,631
Less Amount Due Within One Year	93,335	22,989
Long-Term Debt Excluding Amount Due Within One Year	$729,914	$819,642

Fair Value of Long-Term Debt (c)	$479,649	$474,508

(a)	Consists of pollution control revenue bonds and environmental revenue bonds.
(b)

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

(c)

The fair value excludes lease obligations and long-term DOE obligations, and includes debt due within one year. It is determined using bid prices reported by dealer markets and by nationally recognized investment banking firms.

(d)	The bonds are secured by a series of collateral first mortgage bonds.
(e)	Under a settlement agreement currently pending approval of the bankruptcy court, the holders agreed to forego interest on the bonds for one year beginning September 23, 2005.
(f)	The long-term debt is classified as Liabilities Subject to Compromise on the 2005 Balance Sheet.

The annual long-term debt maturities (excluding lease obligations) for debt outstanding as of December 31, 2006, for the next five years are as follows:
	Entergy Arkansas	Entergy Gulf States	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	System Energy
	(In Thousands)

2007	-	-	-	-	-	$70,000
2008	-	$675,000	-	$100,000	$30,000	-
2009	-	$225,000	-	-	-	-
2010	$100,000	$122,095	$205,000	-	$30,000	-
2011	-	$200,000	-	$80,000	-	-

Prior to February 8, 2006, the long-term securities issuances of Entergy Gulf States, Entergy Louisiana, Entergy Mississippi and System Energy were authorized by the SEC under PUHCA 1935. Effective on that date, the FERC has jurisdiction over these issuances. Entergy Gulf States and Entergy

 Louisiana have obtained FERC authorization for their long-term financing. The long-term securities issuances of Entergy Arkansas are limited to amounts authorized by the APSC.

Under a savings provision contained in PUHCA 2005, which repealed PUHCA 1935, Entergy Mississippi and System Energy can each rely, after the repeal, on the long-term securities issuance authority in its SEC PUHCA 1935 order or orders unless superseded by FERC authorization. Under its SEC order, Entergy Mississippi cannot incur additional indebtedness or issue other securities unless (a) the issuer and Entergy Corporation maintain a common equity ratio of at least 30% and (b) the security to be issued (if rated) and all its outstanding securities of the issuer, as well as all outstanding securities of Entergy Corporation, that are rated, are rated investment grade.

In January 2007, Entergy Mississippi redeemed, prior to maturity, $100 million of 4.35% Series First Mortgage Bonds.

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

NOTE 6. PREFERRED EQUITY (Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

The number of shares and units authorized and outstanding and dollar value of preferred stock, preferred membership interests, and interest for Entergy Corporation subsidiaries as of December 31, 2006 and 2005 are presented below. Only the Entergy Gulf States series "with sinking fund" contains mandatory redemption requirements. All other series of the Utility preferred stock are redeemable at Entergy's option.

	Shares Authorized		Shares Outstanding
	2006	2005	2006	2005	2006	2005
Entergy Corporation					(Dollars in Thousands)
Utility:
Preferred Stock or Membership Interests without sinking fund:
Entergy Arkansas, 4.32%-7.88% Series	3,413,500	1,613,500	3,413,500	1,613,500	$116,350	$116,350
Entergy Gulf States, 4.20%-7.56% Series	473,268	473,268	473,268	473,268	47,327	47,327
Entergy Louisiana Holdings, 4.16%-8.00% Series	-	2,115,000	-	2,115,000	-	100,500
Entergy Louisiana, LLC 6.95% Series	1,000,000	1,000,000	1,000,000	1,000,000	100,000	100,000
Entergy Mississippi, 4.36%-6.25% Series	1,403,807	1,403,807	1,403,807	1,403,807	50,381	50,381
Total Utility Preferred Stock without sinking fund	6,290,575	6,605,575	6,290,575	6,605,575	314,058	414,558

Energy Commodity Services:
Preferred Stock without sinking fund:
Entergy Asset Management, 11.50% rate	1,000,000	1,000,000	297,376	297,376	29,738	29,738
Other	-	-	-	-	1,117	1,678

Total Preferred Stock without sinking fund	7,290,575	7,605,575	6,587,951	6,902,951	$344,913	$445,974

Utility:
Preferred Stock with sinking fund:
Entergy Gulf States, Adjustable
Rate 7.0% (a)	105,000	139,500	105,000	139,500	$10,500	$13,950
Total Preferred Stock with sinking fund	105,000	139,500	105,000	139,500	$10,500	$13,950

Fair Value of Preferred Stock with
sinking fund (b)					$7,950	$15,286

(a)	Represents weighted-average annualized rate for 2006 and 2005.
(b)

Fair values were determined using bid prices reported by dealer markets and by nationally recognized investment banking firms. There is additional disclosure of fair value of financial instruments in Note 16 to the financial statements.

All outstanding preferred stock and membership interests are cumulative.

Entergy Gulf States' preferred stock with sinking fund retirements were 34,500 shares in 2006, 2005, and 2004. Entergy Gulf States has annual sinking fund requirements of $3.45 million through 2008 for its preferred stock outstanding.

In March 2006, Entergy Arkansas issued 3,000,000 shares of $25 par value 6.45% Series Preferred Stock, all of which were outstanding as of December 31, 2006. The dividends are cumulative and payable quarterly beginning July 1, 2006. The preferred stock is redeemable on or after April 1, 2011, at Entergy Arkansas' option, at the call price of $25 per share. In April 2006, Entergy Arkansas used the proceeds from this issuance to redeem the following preferred stock:
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

In 2004, Entergy realized a pre-tax gain of $0.9 million upon the sale to a third party of preferred shares, and less than 1% of the common shares, of Entergy Asset Management, an Entergy subsidiary. See Note 3 to the financial statements for a discussion of the tax benefit realized on the sale. Entergy Asset Management's stockholders' agreement provides that at any time during the 180-day period prior to December 31, 2007 or each subsequent December 31 thereafter, either Entergy Asset Management or the preferred shareholders may request that the preferred dividend rate be reset. If Entergy Asset Management and the preferred shareholders are unable to agree on a dividend reset rate, a preferred shareholder can request that its shares be sold to a third party. If Entergy Asset Management is unable to sell the preferred shares within 75 days, the preferred shareholder has the right to take control of the Entergy Asset Management board of directors for the purpose of liquidating the assets of Entergy Asset Management in order to repay the preferred shares and any accrued dividends.

The number of shares and units authorized and outstanding and dollar value of preferred stock and membership interests for Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans as of December 31, 2006 and 2005 are presented below. Only the two Entergy Gulf States series "with sinking fund" contain mandatory redemption requirements. All other series of the Utility operating companies' preferred stock and membership interests are redeemable at the respective company's option at the call prices presented. Dividends and distributions paid on all of Entergy's preferred stock and membership interests series are eligible for the dividends received deduction. The dividends received deduction is limited by Internal Revenue Code section 244 for the following preferred stock series: Entergy Arkansas 4.72%, Entergy Gulf States 4.40%, Entergy Mississippi 4.56%, and Entergy New Orleans 4.75%.

	Shares Authorized and Outstanding		Dollars (In Thousands)		Call Price Per Share as of December 31,
	2006	2005	2006	2005	2006
Entergy Arkansas Preferred Stock
Without sinking fund:
Cumulative, $100 par value:
4.32% Series	70,000	70,000	$7,000	$7,000	$103.65
4.72% Series	93,500	93,500	9,350	9,350	$107.00
4.56% Series	75,000	75,000	7,500	7,500	$102.83
4.56% 1965 Series	75,000	75,000	7,500	7,500	$102.50
6.08% Series	100,000	100,000	10,000	10,000	$102.83
7.32% Series	-	100,000	-	10,000	$-
7.80% Series	-	150,000	-	15,000	$-
7.40% Series	-	200,000	-	20,000	$-
7.88% Series	-	150,000	-	15,000	$-
Cumulative, $25 par value:
6.45% Series	3,000,000	-	75,000	-	$25.00
Cumulative, $0.01 par value:
$1.96 Series (a)	-	600,000	-	15,000	$-
Total without sinking fund	3,413,500	1,613,500	$116,350	$116,350

	Shares Authorized and Outstanding		Dollars (In Thousands)		Call Price Per Share as of December 31,
	2006	2005	2006	2005	2006
Entergy Gulf States Preferred Stock
Preferred Stock
Authorized 6,000,000 shares, $100 par value, cumulative
Without sinking fund:
4.40% Series	51,173	51,173	$5,117	$5,117	$108.00
4.50% Series	5,830	5,830	583	583	$105.00
4.40% 1949 Series	1,655	1,655	166	166	$103.00
4.20% Series	9,745	9,745	975	975	$102.82
4.44% Series	14,804	14,804	1,480	1,480	$103.75
5.00% Series	10,993	10,993	1,099	1,099	$104.25
5.08% Series	26,845	26,845	2,685	2,685	$104.63
4.52% Series	10,564	10,564	1,056	1,056	$103.57
6.08% Series	32,829	32,829	3,283	3,283	$103.34
7.56% Series	308,830	308,830	30,883	30,883	$101.80
Total without sinking fund	473,268	473,268	$47,327	$47,327

With sinking fund:
Adjustable Rate-A, 7.0% (b)	60,000	72,000	$6,000	$7,200	$100.00
Adjustable Rate-B, 7.0% (b)	45,000	67,500	4,500	6,750	$100.00
Total with sinking fund	105,000	139,500	$10,500	$13,950

Fair Value of Preferred Stock with Sinking Fund (c)			$7,950	$15,286

	Units Authorized and Outstanding		Dollars (In Thousands)		Call Price Per Unit as of December 31,
	2006	2005	2006	2005	2006
Entergy Louisiana Preferred Membership Interests
Without sinking fund:
Cumulative, $100 liquidation value:
6.95% Series	1,000,000	1,000,000	$100,000	$100,000	$-
Total without sinking fund	1,000,000	1,000,000	$100,000	$100,000

	Shares Authorized and Outstanding		Dollars (In Thousands)		Call Price Per Share as of December 31,
	2006	2005	2006	2005	2006
Entergy Mississippi Preferred Stock
Without sinking fund:
Cumulative, $100 par value:
4.36% Series	59,920	59,920	$5,992	$5,992	$103.88
4.56% Series	43,887	43,887	4,389	4,389	$107.00
4.92% Series	100,000	100,000	10,000	10,000	$102.88
Cumulative, $25 par value
6.25% Series (d)	1,200,000	1,200,000	30,000	30,000	$-
Total without sinking fund	1,403,807	1,403,807	$50,381	$50,381

	Shares Authorized and Outstanding		Dollars (In Thousands)		Call Price Per Share as of December 31,
	2006	2005	2006	2005	2006
Entergy New Orleans Preferred Stock
Without sinking fund:
Cumulative, $100 par value:
4.75% Series	77,798	77,798	$7,780	$7,780	$105.00
4.36% Series	60,000	60,000	6,000	6,000	$104.58
5.56% Series	60,000	60,000	6,000	6,000	$102.59
Total without sinking fund	197,798	197,798	$19,780	$19,780

(a)	The total dollar value represents the liquidation value of $25 per share.
(b)	Represents weighted-average annualized rates for 2006 and 2005.
(c)

Fair values were determined using bid prices reported by dealer markets and by nationally recognized investment banking firms. There is an additional disclosure of fair value of financial instruments in Note 16 to the financial statements.

(d)	Series is non-callable until August 2010; thereafter callable at par.

Entergy New Orleans has 77,798 shares of $100 par value, 4.75% series preferred stock ("4.75% Preferred") issued and outstanding.  The 4.75% Preferred is non-voting, limited and preferred as to dividends, has a preference in liquidation over the common stock equal to its par value ($100), has redemption rights equal to 105% of its issue price and is not convertible into any other class of stock. The 4.75% Preferred is entitled to a quarterly dividend to be paid on the first day of January, April, July, and October. If dividends with respect to the 4.75% Preferred are not paid for four quarters, the holders of these shares would have the right to elect a majority of the Entergy New Orleans board of directors.  Entergy New Orleans filed a motion in the bankruptcy court seeking authority to recommence paying dividends to the holders of the 4.75% Preferred. After a hearing on the motion on May 3, 2006, the court granted Entergy New Orleans the authority to pay dividends to the holders of the 4.75% Preferred, beginning with the dividend due on July 1, 2006, and thereafter, unless objections are filed by creditors forty-five days in advance of a dividend payment date. If any objections are filed, the matter would be heard by the bankruptcy court. Entergy New Orleans recommenced payments of the dividends on the 4.75% Preferred with the July 1, 2006 dividend, and intends to declare and pay the dividends on the 4.75% Preferred each quarter pending resolution of its plan of reorganization.

Because its plan of reorganization proposes to pay the accumulated, unpaid dividends on all three series of its preferred stock, Entergy New Orleans accrued for those dividends in the fourth quarter 2006, and will continue accruing preferred dividends again on a quarterly basis.

NOTE 7. COMMON EQUITY (Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

Common Stock

Treasury Stock

Treasury stock activity for Entergy for 2006, 2005, and 2004 is as follows:
	2006		2005		2004
	Treasury		Treasury		Treasury
	Shares	Cost	Shares	Cost	Shares	Cost
		(In Thousands)		(In Thousands)		(In Thousands)

Beginning Balance, January 1	40,644,602	$2,161,960	31,345,028	$1,432,019	19,276,445	$561,152
Repurchases	6,672,000	584,193	12,280,500	878,188	16,631,800	1,017,996
Issuances:
Employee Stock-Based Compensation Plans	(1,803,471)	(101,393)	(2,965,006)	(147,888)	(4,555,897)	(146,877)
Directors' Plan	(6,820)	(370)	(15,920)	(359)	(7,320)	(252)
Ending Balance, December 31	45,506,311	$2,644,390	40,644,602	$2,161,960	31,345,028	$1,432,019

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

On January 29, 2007, the Board approved a new repurchase program under which Entergy is authorized to repurchase up to $1.5 billion of its common stock, which Entergy expects to complete over the next two years.

Retained Earnings and Dividend Restrictions

Provisions within the articles of incorporation or pertinent indentures and various other agreements relating to the long-term debt and preferred stock of certain of Entergy Corporation's subsidiaries restrict the payment of cash dividends or other distributions on their common and preferred stock. As of December 31, 2006, Entergy Arkansas and Entergy Mississippi had restricted retained earnings unavailable for distribution to Entergy Corporation of $396.4 million and $121.6 million, respectively. Entergy Corporation received dividend payments from subsidiaries totaling $950 million in 2006, $424 million in 2005, and $825 million in 2004.

The Federal Power Act restricts the ability of a public utility to pay dividends out of capital. As a result of its restructuring and the related accounting, Entergy Louisiana, LLC applied to the FERC for a declaratory order to pay distributions on its common and preferred membership interests from the following sources: (1) the amount of Entergy Louisiana, Inc.'s retained earnings immediately prior to its restructuring on December 31, 2005; (2) an amount in excess of the amount in (1) over a transition period not expected to last more than 3 years as long as Entergy Louisiana, LLC's proprietary capital ratio is, and will remain, above 30%; and (3) the amount of Entergy Louisiana, LLC's retained earnings after the restructuring. The FERC granted the declaratory order on January 23, 2006. Distributions paid by Entergy Louisiana, LLC on its common membership interests to Entergy Louisiana Holdings, Inc. may, in turn, be paid by Entergy Louisiana Holdings, Inc. to Entergy Corporation without the need for FERC approval. As a wholly-owned subsidiary, Entergy Louisiana Holdings, Inc. dividends its earnings to Entergy Corporation at a percentage determined monthly.

NOTE 8. COMMITMENTS AND CONTINGENCIES (Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

Entergy and the Registrant Subsidiaries are involved in a number of legal, tax, and regulatory proceedings before various courts, regulatory commissions, and governmental agencies in the ordinary course of business. While management is unable to predict the outcome of such proceedings, management does not believe that the ultimate resolution of these matters will have a material adverse effect on Entergy's results of operations, cash flows, or financial condition.

Entergy New Orleans Bankruptcy

See Note 18 to the financial statements for information on the Entergy New Orleans bankruptcy proceeding.

Vidalia Purchased Power Agreement

Entergy Louisiana has an agreement extending through the year 2031 to purchase energy generated by a hydroelectric facility known as the Vidalia project. Entergy Louisiana made payments under the contract of approximately $107.1 million in 2006, $115.1 million in 2005, and $147.7 million in 2004. If the maximum percentage (94%) of the energy is made available to Entergy Louisiana, current production projections would require estimated payments of approximately $138.9 million in 2007, and a total of $3.2 billion for the years 2008 through 2031. Entergy Louisiana currently recovers the costs of the purchased energy through its fuel adjustment clause. In an LPSC-approved settlement related to tax benefits from the tax treatment of the Vidalia contract, Entergy Louisiana agreed to credit rates by $11 million each year for up to ten years, beginning in October 2002. The provisions of the settlement also provide that the LPSC shall not recognize or use Entergy Louisiana's use of the cash benefits from the tax treatment in setting any of Entergy Louisiana's rates. Therefore, to the extent Entergy Louisiana's use of the proceeds would ordinarily have reduced its rate base, no change in rate base shall be reflected for ratemaking purposes.

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

Entergy Arkansas has two licensed reactors and Entergy Gulf States, Entergy Louisiana, and System Energy each have one licensed reactor (10% of Grand Gulf is owned by a non-affiliated company (SMEPA), which would share on a pro-rata basis in any retrospective premium assessment under the Price-Anderson Act). Entergy's Non-Utility Nuclear business owns and operates five nuclear power reactors and owns the shutdown Indian Point 1 reactor.

An additional but temporary contingent liability exists for all nuclear power reactor owners because of a previous Nuclear Worker Tort (long-term bodily injury caused by exposure to nuclear radiation while employed at a nuclear power plant) insurance program that was in place from 1988 to 1998. The maximum premium assessment exposure to each reactor is $3 million and will only be applied if such claims exceed the program's accumulated reserve funds. This contingent premium assessment feature will expire with the Nuclear Worker Tort program's expiration, scheduled for 2008.

Property Insurance

Entergy's nuclear owner/licensee subsidiaries are members of certain mutual insurance companies that provide property damage coverage, including decontamination and premature decommissioning expense, to the members' nuclear generating plants. These programs are underwritten by Nuclear Electric Insurance Limited (NEIL). As of December 31, 2006, Entergy was insured against such losses per the following structures:

Utility Plants (ANO 1 and 2, Grand Gulf, River Bend, and Waterford 3)

  Primary Layer (per plant) - $500 million per occurrence
  Excess Layer (per plant) - $100 million per occurrence
  Blanket Layer (shared among the Utility plants) - $1.0 billion per occurrence
  Total limit - $1.6 billion per occurrence
  Deductibles:
    $5.0 million per occurrence - Turbine/generator damage
    $5.0 million per occurrence - Other than turbine/generator damage

Note: ANO 1 and 2 share in the Primary Layer with one policy in common for that site.

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

Note: Indian Point 2 and 3 share in the Primary Layer with one policy in common for that site.

In addition, Waterford 3, Grand Gulf, and the Non-Utility Nuclear plants are also covered under NEIL's Accidental Outage Coverage program. This coverage provides certain fixed indemnities in the event of an unplanned outage that results from a covered NEIL property damage loss, subject to a deductible. The following summarizes this coverage as of December 31, 2006:

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

  $4.5 million weekly indemnity
  $490 million maximum indemnity
  Deductible: 12 week waiting period

FitzPatrick and Pilgrim (each plant has an individual policy with the noted parameters)

  $4.0 million weekly indemnity
  $490 million maximum indemnity
  Deductible: 12 week waiting period

Vermont Yankee

  $4.0 million weekly indemnity
  $435 million maximum indemnity
  Deductible: 12 week waiting period

Under the property damage and accidental outage insurance programs, Entergy nuclear plants could be subject to assessments should losses exceed the accumulated funds available from NEIL. As of December 31, 2006, the maximum amounts of such possible assessments per occurrence were as follows:
Assessments
(In Millions)
Utility:
Entergy Arkansas	$16.6
Entergy Gulf States	$13.3
Entergy Louisiana	$15.5
Entergy Mississippi	$0.10
Entergy New Orleans	$0.10
System Energy	$11.6

Non-Utility Nuclear	$65.6

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

Non-Nuclear Property Insurance

Entergy's non-nuclear property insurance program provides coverage up to $400 million on an Entergy system-wide basis, subject to a $20 million per occurrence self-insured retention, for all risks coverage for direct physical loss or damage, including boiler and machinery breakdown.  Covered property generally includes power plants, substations, facilities, inventories, and gas distribution-related properties. Excluded property generally includes above-ground transmission and distribution lines, poles, and towers. The primary property program (excess of the deductible) is placed through Oil Insurance Limited (OIL) ($250 million layer) with the excess program ($150 million layer) placed on a quota share basis through underwriters at Lloyds (50%) and Hartford Steam Boiler Inspection and Insurance Company (50%).  There is an aggregation limit of $500 million for all parties insured by OIL for any one occurrence. Coverage is in place for Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy Gulf States, and Entergy New Orleans. Most of Entergy's non-nuclear excess property insurance coverage includes a $75 million drop-down feature in the event of an OIL aggregation loss to which an Entergy loss contributes.

In addition to the OIL program, Entergy has purchased additional coverage for some of its non-regulated, non-generation assets through Zurich American.  This policy serves to buy-down the $20 million deductible and is placed on a scheduled location basis. The applicable deductibles are $100,000 or $250,000 as per the schedule provided to underwriters.

There was an aggregation limit of $1 billion for all parties insured by OIL for any one occurrence at the time of the Hurricane Katrina and Rita losses, and Entergy has been notified by OIL that it expects claims for both Hurricanes Katrina and Rita to materially exceed this limit. Entergy is currently evaluating the amount of the covered losses for Entergy and each of the affected Utility operating companies, working with insurance adjusters, and preparing proofs of loss for Hurricanes Katrina and Rita. The Utility operating companies have received $51.5 million through December 31, 2006 on their insurance claims. Entergy currently estimates that its remaining net insurance recoveries for the losses caused by the hurricanes, including the effect of the OIL aggregation limit being exceeded, will be approximately $350 million, including $84 million for Entergy Gulf States, $30 million for Entergy Louisiana, and $228 million for Entergy New Orleans.

NYPA Value Sharing Agreements

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

Non-Utility Nuclear calculated that nothing was owed to NYPA under the value sharing agreements for 2005. On November 1, 2006, NYPA filed a demand for arbitration claiming that $90.5 million was due to NYPA under these agreements for 2005. Non-Utility Nuclear has filed a motion in

 New York State court to determine whether NYPA's claim should be decided by a court as opposed to by an arbitrator. Regardless of whether a court or an arbitrator decides NYPA's claim, Non-Utility Nuclear disagrees with NYPA's interpretation of the value sharing agreements, believes it has meritorious defenses to NYPA's claims, and intends to litigate those claims vigorously.

CashPoint Bankruptcy

In 2003, the Utility operating companies entered an agreement with CashPoint Network Services (CashPoint) under which CashPoint was to manage a network of payment agents through which Entergy's utility customers could pay their bills. The payment agent system allows customers to pay their bills at various commercial or governmental locations, rather than sending payments by mail. Approximately one-third of Entergy's utility customers use payment agents.

On April 19, 2004, CashPoint failed to pay funds due to the Utility operating companies that had been collected through payment agents. The Utility operating companies then obtained a temporary restraining order from the Civil District Court for the Parish of Orleans, State of Louisiana, enjoining CashPoint from distributing funds belonging to Entergy, except by paying those funds to Entergy. On April 22, 2004, a petition for involuntary Chapter 7 bankruptcy was filed against CashPoint by other creditors in the United States Bankruptcy Court for the Southern District of New York. In response to these events, the Utility operating companies expanded an existing contract with another company to manage all of their payment agents. The Utility operating companies filed proofs of claim in the CashPoint bankruptcy proceeding in September 2004. Although Entergy cannot precisely determine at this time the amount that CashPoint owes to the Utility operating companies that may not be repaid, it has accrued an estimate of loss based on current information. If no cash is repaid to the Utility operating companies, an event Entergy does not believe is likely, the current estimates of maximum exposure to loss are approximately as follows:

Amount
(In Millions)

Entergy Arkansas	$1.8
Entergy Gulf States	$7.7
Entergy Louisiana	$8.8
Entergy Mississippi	$4.3
Entergy New Orleans	$2.4

Harrison County Plant Fire

On May 13, 2005, an explosion and fire damaged the non-nuclear wholesale assets business' Harrison County power plant.  A catastrophic failure and subsequent natural gas escape from a nearby 36-inch interstate pipeline owned and operated by a third party is believed to have caused the damage.  Repairs to the damaged portions of the plant have been completed and the plant returned to commercial operations on May 1, 2006. The total cost of clean-up and repairs were approximately $48 million. The plant's property insurer has acknowledged coverage, subject to a $200 thousand deductible and has begun paying on the claim. Entergy owns approximately 61% of this facility. Entergy does not expect the damage caused to the Harrison County plant to have a material effect on its financial position or results of operations.

Environmental Issues (Entergy Gulf States)

Entergy Gulf States has been designated as a PRP for the cleanup of certain hazardous waste disposal sites. As of December 31, 2006, Entergy Gulf States does not expect the remaining clean-up costs to exceed its recorded liability of $1.3 million for the remaining sites at which the EPA has designated Entergy Gulf States as a PRP.

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

Employment Litigation

Entergy Corporation and the Registrant Subsidiaries are defendants in numerous lawsuits and other labor-related proceedings filed by former employees asserting that they were wrongfully terminated and/or discriminated against on the basis of age, race, sex, and/or other protected characteristics. Entergy Corporation and these subsidiaries are vigorously defending these suits and deny any liability to the plaintiffs. Nevertheless, no assurance can be given as to the outcome of these cases.

Asbestos and Hazardous Material Litigation (Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans)

Numerous lawsuits have been filed in federal and state courts in Texas, Louisiana, and Mississippi primarily by contractor employees in the 1950-1980 timeframe against Entergy Gulf States, Entergy Louisiana, and Entergy New Orleans, and Entergy Mississippi as premises owners of power plants, for damages caused by alleged exposure to asbestos or other hazardous material. Many other defendants are named in these lawsuits as well. Presently, there are approximately 600 lawsuits involving approximately 10,000 claims. Management believes that adequate provisions have been established to cover any exposure. Additionally, negotiations continue with insurers to recover more reimbursement. Management believes that loss exposure has been and will continue to be handled successfully so that the ultimate resolution of these matters will not be material, in the aggregate, to the financial position or results of operation of these companies.

System Fuels (Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans)

The Utility operating companies that are owners of System Fuels have made loans to System Fuels to finance its fuel procurement, delivery, and storage activities. The following loans outstanding to System Fuels as of December 31, 2006 mature in 2008:

Owner	Ownership Percentage	Loan Outstanding at December 31, 2006

Entergy Arkansas	35%	$11.0 million
Entergy Louisiana	33%	$14.2 million
Entergy Mississippi	19%	$5.5 million
Entergy New Orleans	13%	$3.3 million

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

Unit Power Sales Agreement (Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

System Energy has agreed to sell all of its 90% share of capacity and energy from Grand Gulf to Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans in accordance with specified percentages (Entergy Arkansas-36%, Entergy Louisiana-14%, Entergy Mississippi-33%, and Entergy New Orleans-17%) as ordered by FERC. Charges under this agreement are paid in consideration for the purchasing companies' respective entitlement to receive capacity and energy and are payable irrespective of the quantity of energy delivered so long as the unit remains in commercial operation. The agreement will remain in effect until terminated by the parties and the termination is approved by FERC, most likely upon Grand Gulf's retirement from service. Monthly obligations are based on actual capacity and energy costs. The average monthly payments for 2006 under the agreement are approximately $17.2 million for Entergy Arkansas, $6.9 million for Entergy Louisiana, $14.0 million for Entergy Mississippi, and $8.3 million for Entergy New Orleans.

Availability Agreement (Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans are individually obligated to make payments or subordinated advances to System Energy in accordance with stated percentages (Entergy Arkansas-17.1%, Entergy Louisiana-26.9%, Entergy Mississippi-31.3%, and Entergy New Orleans-24.7%) in amounts that, when added to amounts received under the Unit Power Sales Agreement or otherwise, are adequate to cover all of System Energy's operating expenses as defined, including an amount sufficient to amortize the cost of Grand Gulf 2 over 27 years. (See Reallocation Agreement terms below.) System Energy has assigned its rights to payments and advances to certain creditors as security for certain obligations. Since commercial operation of Grand Gulf began, payments under the Unit Power Sales Agreement have exceeded the amounts payable under the Availability Agreement. Accordingly, no payments under the Availability Agreement have ever been required. If Entergy Arkansas or Entergy Mississippi fails to make its Unit Power Sales Agreement payments, and System Energy is unable to obtain funds from other sources, Entergy Louisiana and Entergy New Orleans could become subject to claims or demands by System Energy or its creditors for payments or advances under the Availability Agreement (or the assignments thereof) equal to the difference between their required Unit Power Sales Agreement payments and their required Availability Agreement payments.

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

Under the provisions of the reimbursement agreement relating to the letters of credit, System Energy has agreed to a number of covenants regarding the maintenance of certain capitalization and fixed charge coverage ratios.  System Energy agreed, during the term of the reimbursement agreement, to maintain a ratio of debt to total liabilities and equity less than or equal to 70%. In addition, System Energy must maintain, with respect to each fiscal quarter during the term of the reimbursement agreement, a ratio of adjusted net income to interest expense of at least 1.50 times earnings.  As of December 31, 2006, System Energy's debt ratio was approximately 31.9%, and its fixed charge coverage ratio for 2006 was approximately 4.3, calculated, in each case, as prescribed in the reimbursement agreement.

NOTE 9. ASSET RETIREMENT OBLIGATIONS (Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

SFAS 143, "Accounting for Asset Retirement Obligations," which was implemented effective January 1, 2003, requires the recording of liabilities for all legal obligations associated with the retirement of long-lived assets that result from the normal operation of those assets. For Entergy, substantially all of its asset retirement obligations consist of its liability for decommissioning its nuclear power plants. In addition, an insignificant amount of removal costs associated with non-nuclear power plants is also included in the decommissioning line item on the balance sheets.

These liabilities are recorded at their fair values (which are the present values of the estimated future cash outflows) in the period in which they are incurred, with an accompanying addition to the recorded cost of the long-lived asset. The asset retirement obligation is accreted each year through a charge to expense, to reflect the time value of money for this present value obligation. The accretion will continue through the completion of the asset retirement activity. The amounts added to the carrying amounts of the long-lived assets will be depreciated over the useful lives of the assets. SFAS 143 is expected to be earnings neutral to the rate-regulated business of the Registrant Subsidiaries.

In accordance with ratemaking treatment and as required by SFAS 71, the depreciation provisions for the Registrant Subsidiaries include a component for removal costs that are not asset retirement obligations under SFAS 143. In accordance with regulatory accounting principles, the Registrant Subsidiaries have recorded regulatory assets (liabilities) in the following amounts to reflect their estimates of the difference between estimated incurred removal costs and estimated removal costs recovered in rates previously recorded as a component of accumulated depreciation:

	December 31,
	2006	2005
	(In Millions)

Entergy Arkansas	$45.0	$86.2
Entergy Gulf States	$3.8	$17.9
Entergy Louisiana	$2.3	($22.8)
Entergy Mississippi	$41.2	$40.9
Entergy New Orleans	$13.9	$5.4
System Energy	$20.7	$17.9

The cumulative decommissioning and retirement cost liabilities and expenses recorded in 2006 by Entergy were as follows:
	Liabilities as of December 31, 2005	Accretion	Change in Cash Flow Estimate	Spending	Liabilities as of December 31, 2006
			(In Millions)
Utility:
Entergy Arkansas	$442.1	$30.7	$-	$-	$472.8
Entergy Gulf States	$175.5	$15.5	$-	$-	$191.0
Entergy Louisiana	$221.3	$17.2	$-	$-	$238.5
Entergy Mississippi	$4.0	$0.3	$-	$-	$4.3
System Energy	$318.9	$23.9	$-	$-	$342.8

Non-Utility Nuclear	$761.2	$62.9	($27.0)	($23.8)	$773.3

Other	$0.9	$0.1	$-	$0.1	$1.1

Entergy periodically reviews and updates estimated decommissioning costs. The actual decommissioning costs may vary from the estimates because of regulatory requirements, changes in technology, and increased costs of labor, materials, and equipment. During 2004, 2005, and 2006 Entergy updated decommissioning cost studies for ANO 1 and 2, River Bend, Grand Gulf, Waterford 3, and certain Non-Utility Nuclear plants.

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

In the third quarter of 2006, Entergy's Non-Utility Nuclear business recorded a reduction of $27.0 million in decommissioning liability for a plant as a result of a revised decommissioning cost study and changes in assumptions regarding the timing of when decommissioning of the plant will begin. The revised estimate resulted in miscellaneous income of $27.0 million ($16.6 million net-of-tax), reflecting the excess of the reduction in the liability over the amount of undepreciated asset retirement cost recorded at the time of adoption of SFAS 143.

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

Entergy maintains decommissioning trust funds that are committed to meeting the costs of decommissioning the nuclear power plants. The fair values of the decommissioning trust funds and asset retirement obligation-related regulatory assets of Entergy as of December 31, 2006 are as follows:
	Decommissioning Trust Fair Values	Regulatory Asset
	(In Millions)

Utility:
ANO 1 and ANO 2	$439.4	$119.7
River Bend	$344.9	$3.4
Waterford 3	$208.9	$57.1
Grand Gulf	$281.4	$98.2
Non-Utility Nuclear	$1,583.8	$-

The Energy Policy Act of 1992 contains a provision that assesses domestic nuclear utilities with fees for the decontamination and decommissioning (D&D) of the DOE's past uranium enrichment operations. Annual assessments in 2006 were $4.7 million for Entergy Arkansas, $1.2 million for Entergy Gulf States, $1.8 million for Entergy Louisiana, and $2.0 million for System Energy. The Energy Policy Act calls for cessation of annual D&D assessments not later than October 24, 2007. At December 31, 2006, no assessments were remaining. These assessments are recovered through rates in the same manner as fuel costs.

NOTE 10. LEASES (Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

General

As of December 31, 2006, Entergy Corporation and subsidiaries had capital leases and non-cancelable operating leases for equipment, buildings, vehicles, and fuel storage facilities (excluding nuclear fuel leases and the Grand Gulf and Waterford 3 sale and leaseback transactions) with minimum lease payments as follows:

Year	Operating Leases	Capital Leases
	(In Thousands)

2007	$96,979	$3,439
2008	80,044	1,362
2009	77,759	237
2010	86,402	237
2011	38,022	237
Years thereafter	144,253	2,094
Minimum lease payments	523,459	7,606
Less: Amount representing interest	-	2,336
Present value of net minimum lease payments	$523,459	$5,270

Total rental expenses for all leases (excluding nuclear fuel leases and the Grand Gulf and Waterford 3 sale and leaseback transactions) amounted to $78.0 million in 2006, $71.2 million in 2005, and $81.3 million in 2004.

As of December 31, 2006 the Registrant Subsidiaries had capital leases and non-cancelable operating leases for equipment, buildings, vehicles, and fuel storage facilities (excluding nuclear fuel leases and the sale and leaseback transactions) with minimum lease payments as follows:

Capital Leases

Year	Entergy Arkansas	Entergy Mississippi
	(In Thousands)

2007	$3,428	$11
2008	1,362
2009	237	-
2010	237	-
2011	237	-
Years thereafter	2,094	-
Minimum lease payments	7,595	11
Less: Amount representing interest	2,336	-
Present value of net minimum lease payments	$5,259	$11

Operating Leases

Year	Entergy Arkansas	Entergy Gulf States	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans
	(In Thousands)

2007	$27,534	$22,722	$9,676	$8,668	$1,453
2008	23,442	15,220	7,716	7,312	802
2009	15,895	23,625	6,762	6,525	587
2010	49,443	10,939	5,357	5,755	411
2011	5,195	9,961	4,581	3,712	231
Years thereafter	7,111	88,606	8,084	12,613	146
Minimum lease payments	$128,620	$171,073	$42,176	$44,585	$3,630

Rental Expenses

Year	Entergy Arkansas	Entergy Gulf States	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	System Energy
(In Millions)

2006	$15.6	$16.4	$8.8	$5.0	$2.0	$1.2
2005	$15.3	$23.1	$9.8	$2.8	$1.5	$1.3
2004	$17.4	$24.4	$11.9	$3.4	$1.9	$2.0

In addition to the above rental expense, railcar operating lease payments and oil tank facilities lease payments are recorded in fuel expense in accordance with regulatory treatment. Railcar operating lease payments were $12.1 million in 2006, $6.6 million in 2005, and $9.3 million in 2004 for Entergy Arkansas and $3.1 million in 2006, $1.9 million in 2005, and $2.0 million in 2004 for Entergy Gulf States. Oil tank facilities lease payments for Entergy Mississippi were $3.8 million in 2006, $3.5 million in 2005, and $3.2 million for 2004.

Nuclear Fuel Leases

As of December 31, 2006, arrangements to lease nuclear fuel existed in an aggregate amount up to $155 million for Entergy Arkansas, $100 million for Entergy Gulf States, $110 million for Entergy Louisiana, and $135 million for System Energy. As of December 31, 2006, the unrecovered cost base of nuclear fuel leases amounted to approximately $124.9 million for Entergy Arkansas, $73.4 million for Entergy Gulf States, $82.5 million for Entergy Louisiana, and $55.3 million for System Energy. The lessors finance the acquisition and ownership of nuclear fuel through loans made under revolving credit agreements, the issuance of commercial paper, and the issuance of intermediate-term notes. The credit agreements for Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and System Energy each have a termination date of August 12, 2010. The termination dates may be extended from time to time with the consent of the lenders. The intermediate-term notes issued pursuant to these fuel lease arrangements have varying maturities through September 15, 2011. It is expected that additional financing under the leases will be arranged as needed to acquire additional fuel, to pay interest, and to pay maturing debt. However, if such additional financing cannot be arranged, the lessee in each case must repurchase sufficient nuclear fuel to allow the lessor to meet its obligations in accordance with the fuel lease.

Lease payments are based on nuclear fuel use. The total nuclear fuel lease payments (principal and interest), as well as the separate interest component charged to operations, were $151.4 million (including interest of $14.6 million) in 2006, $135.8 million (including interest of $12.9 million) in 2005, and $146.6 million (including interest of $12.8 million) in 2004. The table below represents the total nuclear fuel lease payments (principal and interest), as well as the separate interest component charged to operations, in 2006, 2005, and 2004 for the four Registrant Subsidiaries that own nuclear power plants:
	2006		2005		2004
	Lease Payments	Interest	Lease Payments	Interest	Lease Payments	Interest
	(In Millions)

Entergy Arkansas	$55.0	$5.0	$47.5	$3.9	$53.0	$4.3
Entergy Gulf States	28.1	3.6	27.2	3.5	29.7	3.2
Entergy Louisiana	35.5	2.4	30.9	2.6	36.1	2.5
System Energy	32.8	3.6	30.2	2.9	27.8	2.8
Total	$151.4	$14.6	$135.8	$12.9	$146.6	$12.8

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

In 1997, the lessors refinanced the outstanding bonds used to finance the purchase of the 9.3% interest in Waterford 3 at lower interest rates, which reduced Entergy Louisiana's annual lease payments.

Upon the occurrence of certain events, Entergy Louisiana may be obligated to assume the outstanding bonds used to finance the purchase of the 9.3% interest in the unit and to pay an amount sufficient to withdraw from the lease transaction. Such events include lease events of default, events of loss, deemed loss events, or certain adverse "Financial Events." "Financial Events" include, among other things, failure by Entergy Louisiana, following the expiration of any applicable grace or cure period, to maintain (i) total equity capital (including preferred membership interests) at least equal to 30% of adjusted capitalization, or (ii) a fixed charge coverage ratio of at least 1.50 computed on a rolling 12 month basis.

As of December 31, 2006, Entergy Louisiana's total equity capital (including preferred stock) was 54.0% of adjusted capitalization and its fixed charge coverage ratio for 2006 was 3.5.

As of December 31, 2006, Entergy Louisiana had future minimum lease payments (reflecting an overall implicit rate of 7.45%) in connection with the Waterford 3 sale and leaseback transactions, which are recorded as long-term debt, as follows:
Amount
(In Thousands)

2007	$18,754
2008	22,606
2009	32,452
2010	35,138
2011	50,421
Years thereafter	203,255
Total	362,626
Less: Amount representing interest	114,901
Present value of net minimum lease payments	$247,725

Grand Gulf Lease Obligations

In December 1988, System Energy sold 11.5% of its undivided ownership interest in Grand Gulf for the aggregate sum of $500 million. Subsequently, System Energy leased back the 11.5% interest in the unit for a term of 26-1/2 years. System Energy has the option of terminating the lease and repurchasing the 11.5% interest in the unit at certain intervals during the lease. Furthermore, at the end of the lease term, System Energy has the option of renewing the lease or repurchasing the 11.5% interest in Grand Gulf.

In May 2004, System Energy caused the Grand Gulf lessors to refinance the outstanding bonds that they had issued to finance the purchase of their undivided interest in Grand Gulf. The refinancing is at a lower interest rate, and System Energy's lease payments have been reduced to reflect the lower interest costs.

System Energy is required to report the sale-leaseback as a financing transaction in its financial statements. For financial reporting purposes, System Energy expenses the interest portion of the lease obligation and the plant depreciation. However, operating revenues include the recovery of the lease payments because the transactions are accounted for as a sale and leaseback for ratemaking purposes. Consistent with a recommendation contained in a FERC audit report, System Energy initially recorded as a net regulatory asset the difference between the recovery of the lease payments and the amounts expensed for interest and depreciation and continues to record this difference as a regulatory asset or liability on an ongoing basis, resulting in a zero net balance for the regulatory asset at the end of the lease term. The amount of this net regulatory asset was $51.1 million and $63.1 million as of December 31, 2006 and 2005, respectively.

As of December 31, 2006 System Energy had future minimum lease payments (reflecting an implicit rate of 5.62%), which are recorded as long-term debt as follows:
Amount
(In Thousands)

2007	$46,552
2008	47,128
2009	47,760
2010	48,569
2011	49,437
Years thereafter	204,396
Total	443,842
Less: Amount representing interest	98,502
Present value of net minimum lease payments	$345,340

NOTE 11. RETIREMENT, OTHER POSTRETIREMENT BENEFITS, AND DEFINED CONTRIBUTION PLANS (Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

Qualified Pension Plans

Entergy has seven qualified pension plans covering substantially all of its employees: "Entergy Corporation Retirement Plan for Non-Bargaining Employees," "Entergy Corporation Retirement Plan for Bargaining Employees," "Entergy Corporation Retirement Plan II for Non-Bargaining Employees," "Entergy Corporation Retirement Plan II for Bargaining Employees," "Entergy Corporation Retirement Plan III," "Entergy Corporation Retirement Plan IV for Non-Bargaining Employees," and "Entergy Corporation Retirement Plan IV for Bargaining Employees." The Registrant Subsidiaries participate in two of these plans: "Entergy Corporation Retirement Plan for Non-Bargaining Employees" and "Entergy Corporation Retirement Plan for Bargaining Employees." Except for the Entergy Corporation Retirement Plan III, the pension plans are noncontributory and provide pension benefits that are based on employees' credited service and compensation during the final years before retirement. The Entergy Corporation Retirement Plan III includes a mandatory employee contribution of 3% of earnings during the first 10 years of plan participation, and allows voluntary contributions from 1% to 10% of earnings for a limited group of employees.

Entergy Corporation and its subsidiaries fund pension costs in accordance with contribution guidelines established by the Employee Retirement Income Security Act of 1974, as amended, and the Internal Revenue Code of 1986, as amended. The assets of the plans include common and preferred stocks, fixed-income securities, interest in a money market fund, and insurance contracts. The Registrant Subsidiaries' pension costs are recovered from customers as a component of cost of service in each of their jurisdictions. Entergy uses a December 31 measurement date for its pension plans. As a result of the Entergy New Orleans bankruptcy filing, Entergy has discontinued the consolidation of Entergy New Orleans retroactive to January 1, 2005, and is reporting Entergy New Orleans' results under the equity method of accounting.

In September 2006, FASB issued SFAS 158, "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements Nos. 87, 88, 106 and 132(R)," to be effective December 31, 2006. SFAS 158 requires an employer to recognize in its balance sheet the funded status of its benefit plans. This is measured as the difference between plan assets at fair value and the benefit obligation. Employers are to record previously unrecognized gains and losses, prior service costs, and the remaining transition asset or obligation as a result of adopting SFAS 87 and SFAS 106 as accumulated other comprehensive income ("OCI") or as a regulatory asset reflective of the recovery mechanism for pension and OPEB costs in the Utility's jurisdictions. For the portion of Entergy Gulf States that is not regulated, the unrecognized prior service cost, gains and losses, and transition asset/obligation for its pension and other postretirement benefit obligations are recorded in other comprehensive income. The portion of Entergy Gulf States regulated by the LPSC and Entergy Louisiana recover other postretirement benefits costs on a pay as you go basis and will record the unrecognized prior service cost, gains and losses, and transition obligation for its other postretirement benefit obligation in other comprehensive income. SFAS 158 also requires that changes in the funded status be recorded in other comprehensive income or a regulatory asset in the period in which the changes occur.

As of December 31, 2005, Entergy recognized an additional minimum pension liability for the excess of the accumulated benefit obligation over the fair market value of plan assets. In accordance with SFAS 87, an offsetting intangible asset, up to the amount of any unrecognized prior service cost, was also recorded, with the remaining offset to the liability recorded as a regulatory asset or accumulated other comprehensive income.

Components of Qualified Net Pension Cost

Total 2006, 2005, and 2004 qualified pension costs of Entergy Corporation and its subsidiaries, including amounts capitalized, included the following components:
	2006	2005	2004
	(In Thousands)

Service cost - benefits earned during the period	$92,706	$82,520	$76,946
Interest cost on projected benefit obligation	167,257	155,477	148,092
Expected return on assets	(177,930)	(159,544)	(153,584)
Amortization of transition asset	-	(662)	(763)
Amortization of prior service cost	5,462	4,863	5,143
Recognized net loss	43,721	35,604	21,687
Net pension costs	$131,216	$118,258	$97,521

Estimated amortization amounts from the regulatory asset or OCI to net periodic cost in the following year
Prior service cost	$5,531
Net loss	$44,316

Total 2006, 2005, and 2004 qualified pension cost of the Registrant Subsidiaries, including amounts capitalized, included the following components:
2006	Entergy Arkansas	Entergy Gulf States	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$14,505	$11,972	$8,730	$4,308	$2,004	$4,123
Interest cost on projected benefit obligation	39,660	31,657	24,206	13,008	5,127	6,417
Expected return on assets	(39,335)	(40,702)	(28,454)	(14,733)	(3,534)	(7,101)
Amortization of prior service cost	1,662	1,234	562	513	225	49
Recognized net loss	9,749	2,559	6,036	2,899	2,035	668
Net pension cost	$26,241	$6,720	$11,080	$5,995	$5,857	$4,156

Estimated amortization amounts from the regulatory asset or OCI to net periodic cost in the following year
Prior service cost	$1,649	$1,218	$640	$455	$178	$49
Net loss	$10,492	$2,405	$5,519	$2,889	$1,417	$579

2005	Entergy Arkansas	Entergy Gulf States	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$12,893	$10,646	$7,712	$3,902	$1,799	$3,621
Interest cost on projected benefit obligation	38,132	30,193	23,307	12,620	4,876	5,701
Expected return on assets	(35,835)	(39,424)	(26,681)	(14,292)	(3,407)	(5,554)
Amortization of transition asset	-	-	-	-	-	(277)
Amortization of prior service cost	1,662	1,234	562	513	225	50
Recognized net loss	7,885	1,646	4,687	2,249	1,805	877
Net pension cost	$24,737	$4,295	$9,587	$4,992	$5,298	$4,418

2004	Entergy Arkansas	Entergy Gulf States	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$11,941	$9,693	$7,009	$3,615	$1,569	$3,386
Interest cost on projected benefit obligation	35,846	28,471	21,790	11,915	4,465	5,189
Expected return on assets	(36,913)	(39,682)	(27,510)	(14,716)	(2,568)	(4,556)
Amortization of transition asset	-	-	-	-	-	(319)
Amortization of prior service cost	1,662	1,511	650	513	226	67
Recognized net loss	3,952	405	1,344	794	898	788
Net pension cost	$16,488	$398	$3,283	$2,121	$4,590	$4,555

Qualified Pension Obligations, Plan Assets, Funded Status, Amounts Not Yet Recognized and Recognized in the Balance Sheet for Entergy Corporation and its subsidiaries as of December 31, 2006 and 2005:
	December 31,
	2006	2005
	(In Thousands)
Change in Projected Benefit Obligation (PBO)
Balance at beginning of year	$2,894,008	$2,555,086
Service cost	92,706	82,520
Interest cost	167,257	155,477
Amendments	-	6,467
Actuarial loss	4,372	211,194
Employee contributions	1,003	1,032
Benefits paid	(123,272)	(117,768)
Balance at end of year	$3,036,074	$2,894,008

Change in Plan Assets
Fair value of assets at beginning of year	$1,994,879	$1,841,929
Actual return on plan assets	270,976	137,885
Employer contributions	318,470	131,801
Employee contributions	1,003	1,032
Benefits paid	(123,272)	(117,768)
Fair value of assets at end of year	$2,462,056	$1,994,879

Funded status	($574,018)	($899,129)

Amounts not yet recognized in the balance sheet (before application of SFAS 158)
Unrecognized prior service cost	$23,932	$29,393
Unrecognized net loss	580,880	713,285
Prepaid/(accrued) pension cost recognized in the balance sheet	$30,794	($156,451)

Amounts recognized in the balance sheet (before application of SFAS 158)
Additional minimum pension liability	($267,003)	($406,463)
Intangible asset	5,336	24,159
Accumulated OCI (before taxes)	38,273	24,243
Regulatory asset	223,394	358,061
Net amount recognized	$30,794	($156,451)

Change in amount recognized due to SFAS 158
Funded status	($574,018)
Less: Prepaid/(accrued) pension cost recognized in the balance sheet before application of SFAS 158	30,794
Less: Additional minimum pension liability before application of SFAS 158	(267,003)
Change in amount recognized due to SFAS 158	($337,809)

	December 31,
	2006	2005
	(In Thousands)
Amount recognized in the balance sheet (funded status under SFAS 158)
Non-current liabilities	($574,018)

Amount recognized in regulatory assets
Prior service cost	$14,388
Net loss	498,502
	$512,890
Amount recognized in OCI (before tax)
Prior service cost	$9,544
Net loss	82,378
	$91,922

Qualified Pension Obligations, Plan Assets, Funded Status, and Amounts Not Yet Recognized and Recognized in the Balance Sheet for the Registrant Subsidiaries as of December 31, 2006 and 2005:

2006	Entergy Arkansas	Entergy Gulf States	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	System Energy
	(In Thousands)
Change in Projected Benefit
Obligation (PBO)
Balance at 12/31/05	$690,125	$550,514	$421,453	$227,009	$88,749	$109,728
Service cost	14,505	11,972	8,730	4,308	2,004	4,123
Interest cost	39,660	31,657	24,206	13,008	5,127	6,417
Actuarial loss/(gain)	12,107	(9,565)	(3,244)	413	(6,046)	(2,701)
Benefits paid	(37,509)	(27,841)	(22,825)	(13,273)	(3,864)	(2,350)
Balance at 12/31/06	$718,888	$556,737	$428,320	$231,465	$85,970	$115,217

Change in Plan Assets
Fair value of assets at 12/31/05	$431,327	$483,541	$330,931	$175,355	$44,684	$67,171
Actual return on plan assets	59,714	61,931	44,947	22,672	5,478	9,511
Employer contributions	114,544	22,102	54,048	16,357	-	13,037
Benefits paid	(37,509)	(27,841)	(22,825)	(13,272)	(3,864)	(2,350)
Fair value of assets at 12/31/06	$568,076	$539,733	$407,101	$201,112	$46,298	$87,369

Funded status	($150,812)	($17,004)	($21,219)	($30,353)	($39,672)	($27,847)

Amounts not yet recognized in the balance sheet (before application of SFAS 158)
Unrecognized prior service cost	$4,853	$3,469	$2,638	$1,666	$812	$186
Unrecognized net loss	163,966	51,336	81,987	43,734	22,191	21,126
Prepaid/(accrued) pension cost recognized in the balance sheet	$18,007	$37,801	$63,406	$15,047	($16,669)	($6,535)

2006	Entergy Arkansas	Entergy Gulf States	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	System Energy
	(In Thousands)
Amounts recognized in the balance sheet (before application of SFAS 158)
Additional minimum pension liability	($60,956)	$ -	$ -	($10,606)	($29,045)	($6,055)
Intangible asset	1,586	-	-	499	812	120
Regulatory asset	59,370	-	-	10,107	28,233	5,935
Net amount recognized	$18,007	$37,801	$63,406	$15,047	($16,669)	($6,535)

Change in amount recognized due to SFAS 158
Funded Status	($150,812)	($17,004)	($21,219)	($30,353)	($39,672)	($27,847)
Less: Prepaid/(accrued) pension cost recognized in the balance sheet before the application of SFAS 158	18,007	37,801	63,406	15,047	(16,669)	(6,535)
Less: Additional minimum pension liability before application of SFAS 158	(60,956)	-	-	(10,606)	(29,045)	(6,055)
Change in amount recognized due to SFAS 158	($107,863)	($54,805)	($84,625)	($34,794)	$6,042	($15,257)

Amounts recognized in the balance sheet (funded status under SFAS 158)
Non-current liabilities	($150,812)	($17,004)	($21,219)	($30,353)	($39,672)	($27,847)

Amounts recognized in regulatory assets
Prior service cost	$4,853	$3,014	$2,638	$1,666	$812	$186
Net loss	163,966	44,600	81,987	43,734	22,191	21,126
	$168,819	$47,614	$84,625	$45,400	$23,003	$21,312
Amounts recognized in OCI (before tax)
Prior service cost	$ -	$455	$ -	$ -	$ -	$ -
Net loss	-	6,736	-	-	-	-
	$ -	$7,191	$ -	$ -	$ -	$ -

2005	Entergy Arkansas	Entergy Gulf States	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	System Energy
	(In Thousands)
Change in Projected Benefit
Obligation (PBO)
Balance at 12/31/04	$624,816	$496,210	$379,102	$206,143	$78,350	$94,999
Service cost	12,893	10,646	7,712	3,902	1,799	3,621
Interest cost	38,132	30,193	23,307	12,620	4,876	5,701
Actuarial loss	50,160	41,500	33,829	17,441	7,457	7,336
Benefits paid	(35,876)	(28,035)	(22,497)	(13,097)	(3,733)	(1,929)
Balance at 12/31/05	$690,125	$550,514	$421,453	$227,009	$88,749	$109,728

Change in Plan Assets
Fair value of assets at 12/31/04	$433,256	$463,539	$329,404	$175,278	$30,813	$56,000
Actual return on plan assets	29,944	33,219	24,024	12,149	3,200	5,406
Employer contributions	4,003	14,818	-	1,025	14,404	7,694
Benefits paid	(35,876)	(28,035)	(22,497)	(13,097)	(3,733)	(1,929)
Fair value of assets at 12/31/05	$431,327	$483,541	$330,931	$175,355	$44,684	$67,171

Funded status	($258,798)	($66,973)	($90,522)	($51,654)	($44,065)	($42,557)

Amounts not yet recognized
in the balance sheet
Unrecognized prior service cost	6,515	4,703	3,200	2,179	1,038	235
Unrecognized net loss	181,987	84,689	107,760	54,160	32,216	26,906
Prepaid/(accrued) pension cost
recognized in the balance sheet	($70,296)	$22,419	$20,438	$4,685	($10,811)	($15,416)

Amounts recognized in
the balance sheet
Prepaid/(accrued) pension liability	($70,296)	$22,419	$20,438	$4,685	($10,811)	($15,416)
Additional minimum pension liability	(145,634)	(16,352)	(75,271)	(42,919)	(24,335)	(12,432)
Intangible asset	7,595	3,245	3,200	2,427	1,038	366
Accumulated other comprehensive income (before taxes)	-	1,908	-	-	-	-
Regulatory asset	138,039	11,199	72,071	40,492	23,297	12,066
Net amount recognized	($70,296)	$22,419	$20,438	$4,685	($10,811)	($15,416)

Other Postretirement Benefits

Entergy also currently provides health care and life insurance benefits for retired employees. Substantially all employees may become eligible for these benefits if they reach retirement age while still working for Entergy. Entergy uses a December 31 measurement date for its postretirement benefit plans.

Effective January 1, 1993, Entergy adopted SFAS 106, which required a change from a cash method to an accrual method of accounting for postretirement benefits other than pensions. At January 1, 1993, the actuarially determined accumulated postretirement benefit obligation (APBO) earned by retirees and active employees was estimated to be approximately $241.4 million for Entergy (other than Entergy Gulf States) and $128 million for Entergy Gulf States. Such obligations are being amortized over a 20-year period that began in 1993. For the most part, the Registrant Subsidiaries recover SFAS 106 costs from customers and are required to contribute postretirement benefits collected in rates to an external trust.

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

Pursuant to regulatory directives, Entergy Arkansas, Entergy Mississippi, Entergy New Orleans, the portion of Entergy Gulf States regulated by the PUCT, and System Energy contribute the postretirement benefit obligations collected in rates to trusts. System Energy is funding, on behalf of Entergy Operations, postretirement benefits associated with Grand Gulf.

Components of Net Other Postretirement Benefit Cost

Total 2006, 2005, and 2004 other postretirement benefit costs of Entergy Corporation and its subsidiaries, including amounts capitalized and deferred, included the following components:

	2006	2005	2004
	(In Thousands)
Service cost - benefits earned during the period	$41,480	$37,310	$30,947
Interest cost on APBO	57,263	51,883	53,801
Expected return on assets	(19,024)	(17,402)	(18,825)
Amortization of transition obligation	2,169	3,368	9,429
Amortization of prior service cost	(14,751)	(13,738)	(5,222)
Recognized net loss	22,789	22,295	15,546
Net other postretirement benefit cost	$89,926	$83,716	$85,676

Estimated amortization amounts from the regulatory asset or OCI to net periodic cost in the following year
Transition obligation	$3,831
Prior service cost	($15,837)
Net loss	$18,974

Total 2006, 2005, and 2004 other postretirement benefit costs of the Registrant Subsidiaries, including amounts capitalized and deferred, included the following components:
2006	Entergy Arkansas	Entergy Gulf States	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$5,346	$5,014	$3,414	$1,674	$928	$1,656
Interest cost on APBO	11,374	10,989	7,425	3,777	3,425	1,626
Expected return on assets	(7,186)	(5,955)	-	(2,836)	(2,442)	(1,684)
Amortization of transition obligation	821	604	382	351	1,662	9
Amortization of prior service cost	(1,630)	-	(97)	(546)	38	(1,204)
Recognized net loss	6,684	4,009	3,577	2,575	1,371	828
Net other postretirement benefit cost	$15,409	$14,661	$14,701	$4,995	$4,982	$1,231

Estimated amortization amounts from the regulatory asset or OCI to net periodic cost in the following year
Transition obligation	$821	$604	$382	$351	$1,662	$9
Prior service cost	($788)	$872	$467	($246)	$361	($1,130)
Net loss	$6,001	$3,170	$3,059	$2,449	$1,129	$591

2005	Entergy Arkansas	Entergy Gulf States	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$4,648	$5,300	$2,958	$1,463	$805	$1,724
Interest cost on APBO	10,555	10,476	6,872	3,502	3,255	1,566
Expected return on assets	(6,523)	(5,271)	-	(2,676)	(2,314)	(1,552)
Amortization of transition obligation	821	1,797	382	351	1,662	15
Amortization of prior service cost	(1,630)	-	(97)	(546)	38	(672)
Recognized net loss	5,806	2,854	3,065	2,287	1,095	626
Net other postretirement benefit cost	$13,677	$15,156	$13,180	$4,381	$4,541	$1,707

2004	Entergy Arkansas	Entergy Gulf States	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$3,860	$5,328	$2,371	$1,213	$662	$1,389
Interest cost on APBO	10,075	11,050	6,641	3,222	3,204	1,430
Expected return on assets	(6,210)	(4,995)	-	(2,554)	(2,263)	(1,362)
Amortization of transition obligation	1,068	4,589	1,202	431	2,121	15
Amortization of prior service cost	27	-	98	16	38	(361)
Recognized net loss	3,937	1,620	2,003	1,503	522	358
Net other postretirement benefit cost	$12,757	$17,592	$12,315	$3,831	$4,284	$1,469

Other Postretirement Benefit Obligations, Plan Assets, Funded Status, and Amounts Not Yet Recognized and Recognized in the Balance Sheet of Entergy Corporation and its subsidiaries as of December 31, 2006 and 2005:

	December 31,
	2006	2005
	(In Thousands)
Change in APBO
Balance at beginning of year	$997,969	$928,217
Service cost	41,480	37,310
Interest cost	57,263	51,883
Plan amendments	(10,708)	(64,200)
Plan participant contributions	6,904	6,749
Actuarial loss/(gain)	(17,838)	98,041
Benefits paid	(62,314)	(60,031)
Medicare Part D subsidy received	1,610	-
Balance at end of year	$1,014,366	$997,969

Change in Plan Assets
Fair value of assets at beginning of year	$234,516	$214,005
Actual return on plan assets	27,912	15,003
Employer contributions	64,058	58,790
Plan participant contributions	6,904	6,749
Benefits paid	(60,700)	(60,031)
Fair value of assets at end of year	$272,690	$234,516

Funded status	($741,676)	($763,453)

Amounts not yet recognized in the balance sheet (before application of SFAS 158)
Unrecognized transition obligation	13,007	15,176
Unrecognized prior service cost	(62,062)	(66,105)
Unrecognized net loss	353,733	403,252
Accrued other post retirement benefit cost recognized	($436,998)	($411,130)

Amounts recognized in the balance sheet (SFAS 158)
Current liabilities	($27,372)
Non-current liabilities	(714,304)
Total funded status	($741,676)

Change in amount recognized due to SFAS 158	($304,678)

Amounts recognized in regulatory assets (before tax)
Transition obligation	$8,686
Prior service cost	(9,263)
Net loss	195,567
	$194,990
Amounts recognized in OCI (before tax)
Transition obligation	$4,321
Prior service cost	(52,799)
Net loss	158,166
	$109,688

Other Postretirement Benefit Obligations, Plan Assets, Funded Status, and Amounts Not Yet Recognized and Recognized in the Balance Sheets of the Registrant Subsidiaries as of December 31, 2006 and 2005:

2006	Entergy Arkansas	Entergy Gulf States	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	System Energy
	(In Thousands)
Change in APBO
Balance at 12/31/05	$199,352	$192,289	$130,037	$66,054	$60,215	$28,242
Service cost	5,346	5,014	3,414	1,674	928	1,656
Interest cost	11,374	10,989	7,425	3,777	3,425	1,626
Plan amendments	5,049	5,232	3,383	1801	1,936	445
Plan participant contributions	1,652	1,330	1,548	561	227	99
Actuarial gain/(loss)	2,858	(2,975)	(2,299)	2,911	(1,717)	(1,290)
Benefits paid	(16,962)	(14,792)	(10,279)	(4,860)	(4,986)	(1,335)
Medicare Part D subsidy received	374	462	298	163	165	35
Balance at 12/31/06	$209,043	$197,549	$133,527	$72,081	$60,193	$29,478

Change in Plan Assets
Fair value of assets at 12/31/05	$85,364	$72,870	$ -	$33,869	$37,017	$22,834
Actual return on plan assets	10,585	8,512	-	4,073	3,628	2,338
Employer contributions	23,262	15,972	8,731	5,570	5,750	1,329
Plan participant contributions	1,652	1,330	1,548	561	227	99
Benefits paid	(16,962)	(14,792)	(10,279)	(4,860)	(4,986)	(1,335)
Fair value of assets at 12/31/06	$103,901	$83,892	$-	$39,213	$41,636	$25,265

Funded status	($105,142)	($113,657)	($133,527)	($32,868)	($18,557)	($4,213)

Amounts not yet recognized in the balance sheet (before application of SFAS 158)
Unrecognized transition obligation	4,925	3,618	2,293	2,108	9,968	51
Unrecognized prior service cost	(1,333)	5,232	3,483	(299)	2,278	(4,382)
Unrecognized net loss	92,919	57,791	50,056	36,594	17,477	9,991
Accrued other post retirement benefit cost recognized in the balance sheet	($8,631)	($47,016)	($77,695)	$5,535	$11,166	$1,447

Amounts recognized in the balance sheet (SFAS 158)
Current liabilities	$ -	($6,053)	($8,251)	$ -	$ -	$ -
Non-current liabilities	(105,142)	(107,604)	(125,276)	(32,868)	(18,557)	(4,213)
Total funded status	($105,142)	($113,657)	($133,527)	($32,868)	($18,557)	($4,213)

Change in amount recognized due to SFAS 158	($96,511)	($66,641)	($55,832)	($38,403)	($29,723)	($5,660)

2006	Entergy Arkansas	Entergy Gulf States	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	System Energy
	(In Thousands)
Amounts recognized in regulatory assets (before tax)
Transition obligation	$4,925	$1,590	$ -	$2,108	$9,968	$51
Prior service cost	(1,333)	2,299	-	(299)	2,278	(4,382)
Net loss	92,919	25,400	-	36,594	17,477	9,991
	$96,511	$29,289	$ -	$38,403	$29,723	$5,660
Amounts recognized in OCI (before tax)
Transition obligation	$ -	$2,028	$2,293	$ -	$ -	$ -
Prior service cost	-	2,933	3,483	-	-	-
Net loss	-	32,391	50,056	-	-	-
	$ -	$37,352	$55,832	$ -	$ -	$ -

2005	Entergy Arkansas	Entergy Gulf States	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	System Energy
	(In Thousands)
Change in APBO
Balance at 12/31/04	$179,358	$201,264	$115,796	$57,578	$54,849	$26,902
Service cost	4,648	5,300	2,958	1,463	805	1,724
Interest cost	10,555	10,476	6,872	3,502	3,255	1,566
Actuarial loss	24,691	11,390	14,273	10,433	6,425	3,110
Benefits paid	(15,882)	(13,301)	(9,888)	(5,330)	(5,193)	(1,182)
Plan amendments	(5,629)	(24,291)	(1,013)	(2,177)	(637)	(3,942)
Plan participant contributions	1,611	1,451	1,039	585	711	64
Balance at 12/31/05	$199,352	$192,289	$130,037	$66,054	$60,215	$28,242

Change in Plan Assets
Fair value of assets at 12/31/04	$76,991	$66,825	$ -	$32,071	$35,247	$21,308
Actual return on plan assets	4,449	3,564	-	1,756	1,513	973
Employer contributions	18,195	14,331	8,849	4,787	4,739	1,671
Plan participant contributions	1,611	1,451	1,039	585	711	64
Benefits paid	(15,882)	(13,301)	(9,888)	(5,330)	(5,193)	(1,182)
Fair value of assets at 12/31/05	$85,364	$72,870	$ -	$33,869	$37,017	$22,834

Funded status	($113,988)	($119,419)	($130,037)	($32,185)	($23,198)	($5,408)

Amounts not yet recognized in the balance sheet
Unrecognized transition obligation	5,746	4,222	2,675	2,459	11,630	60
Unrecognized prior service cost	(8,012)	-	3	(2,646)	380	(6,031)
Unrecognized net loss	100,144	67,332	55,932	37,495	21,751	12,763
Prepaid/(accrued) postretirement benefit cost recognized in the balance sheet	($16,110)	($47,865)	($71,427)	$5,123	$10,563	$1,384

Qualified Pension and Other Postretirement Plans' Assets

Entergy's qualified pension and postretirement plans' weighted-average asset allocations by asset category at December 31, 2006 and 2005 are as follows:

	Qualified Pension		Postretirement
	2006	2005	2006	2005

Domestic Equity Securities	43%	45%	37%	37%
International Equity Securities	21%	21%	14%	15%
Fixed-Income Securities	34%	32%	49%	47%
Other	2%	2%	-%	1%

The Plan Administrator's trust asset investment strategy is to invest the assets in a manner whereby long-term earnings on the assets (plus cash contributions) provide adequate funding for retiree benefit payments. The mix of assets is based on an optimization study that identifies asset allocation targets in order to achieve the maximum return for an acceptable level of risk, while minimizing the expected contributions and pension and postretirement expense.

In the optimization study, the Plan Administrator formulates assumptions about characteristics, such as expected asset class investment returns, volatility (risk), and correlation coefficients among the various asset classes. The future market assumptions used in the optimization study are determined by examining historical market characteristics of the various asset classes, and making adjustments to reflect future conditions expected to prevail over the study period.

The optimization analysis utilized in the Plan Administrator's latest study produced the following approved asset class target allocations.

	Pension	Postretirement

Domestic Equity Securities	45%	37%
International Equity Securities	20%	14%
Fixed-Income Securities	31%	49%
Other (Cash and Guaranteed Annuity Contracts)	4%	0%

These allocation percentages combined with each asset class' expected investment return produced an aggregate return expectation for the five years following the study of 7.6% for pension assets, 5.4% for taxable postretirement assets, and 7.2% for non-taxable postretirement assets.

The expected long term rate of return of 8.50% for the qualified Retirement Plans assets is based on the expected return of each asset class, weighted by the target allocation for each class. The expected return for each asset class was developed using risk and return assumptions that use forward projections based on historical experience. This analysis resulted in a weighted mean of 8.57% and a 50th percentile return of 8.54% which supports the long term rate of return assumption of 8.50%.

The expected long term rate of return of 8.50% for the non-taxable VEBA trust assets is based on the expected return of each asset class, weighted by the target allocation for each class. The expected return for each asset class was developed using risk and return assumptions that use forward projections based on historical experience. This analysis resulted in a weighted mean of 8.24% and a 50th percentile return of 8.22% which is consistent with the long term rate of return assumption of 8.50%. For the taxable VEBA trust, the asset allocation has a high percentage of non-

taxable bonds. After reflecting the non-taxable bond percentage and unrelated business income tax supports an expected long term rate of return of 5.50%.

Since precise allocation targets are inefficient to manage security investments, the following ranges were established to produce an acceptable economically efficient plan to manage to targets:

	Pension	Postretirement

Domestic Equity Securities	45% to 55%	32% to 42%
International Equity Securities	15% to 25%	9% to 19%
Fixed-Income Securities	25% to 35%	44% to 54%
Other	0% to 10%	0% to 5%

Accumulated Pension Benefit Obligation

The accumulated benefit obligation for Entergy's qualified pension plans was $2.7 billion and $2.5 billion at December 31, 2006 and 2005, respectively.

The qualified pension accumulated benefit obligation for each of the Registrant Subsidiaries as of December 31, 2006 and 2005 was as follows:
	December 31,
	2006	2005
	(In Thousands)

Entergy Arkansas	$657,276	$629,791
Entergy Gulf States	$507,425	$501,026
Entergy Louisiana	$391,936	$385,763
Entergy Mississippi	$213,657	$209,638
Entergy New Orleans	$78,575	$79,831
System Energy	$98,994	$92,883

Estimated Future Benefit Payments

Based upon the assumptions used to measure Entergy's qualified pension and postretirement benefit obligation at December 31, 2006, and including pension and postretirement benefits attributable to estimated future employee service, Entergy expects that benefits to be paid and the Medicare Part D subsidies to be received over the next ten years for Entergy Corporation and its subsidiaries will be as follows:

	Estimated Future Benefits Payments			Estimated Future Medicare Subsidy Receipts
	Qualified Pension	Non-Qualified Pension	Postretirement (before Medicare Subsidy)
	(In Thousands)
Year(s)
2007	$129,140	$14,729	$62,662	$4,854
2008	$132,143	$5,646	$66,316	$5,531
2009	$136,824	$5,518	$69,507	$6,147
2010	$142,122	$5,455	$73,310	$6,740
2011	$148,366	$4,018	$76,563	$7,396
2012 - 2016	$888,406	$19,884	$430,687	$48,406

Based upon the same assumptions, Entergy expects that benefits to be paid and the Medicare Part D subsidies to be received over the next ten years for the Registrant Subsidiaries will be as follows:

Estimated Future Qualified Pension Benefits Payments	Entergy Arkansas	Entergy Gulf States	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	System Energy
	(In Thousands)
Year(s)
2007	$38,053	$28,282	$23,207	$13,470	$3,929	$2,385
2008	$38,921	$28,731	$23,470	$13,749	$3,974	$2,432
2009	$40,285	$29,463	$23,920	$14,191	$4,050	$2,507
2010	$41,831	$30,341	$24,496	$14,700	$4,147	$2,594
2011	$43,532	$31,353	$25,190	$15,266	$4,265	$2,691
2012 - 2016	$259,121	$181,042	$142,378	$90,072	$24,104	$15,809

Estimated Future Non-Qualified Pension Benefits Payments	Entergy Arkansas	Entergy Gulf States	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	System Energy
	(In Thousands)
Year(s)
2007	$439	$1,781	$25	$112	$16	$ -
2008	$439	$1,772	$25	$112	$16	$ -
2009	$372	$1,772	$25	$112	$16	$ -
2010	$316	$1,765	$25	$112	$16	$ -
2011	$222	$1,710	$25	$112	$16	$ -
2012 - 2016	$1,029	$8,098	$125	$561	$82	$ -

Estimated Future Other Postretirement Benefits Payments	Entergy Arkansas	Entergy Gulf States	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	System Energy
	(In Thousands)
Year(s)
2007	$14,458	$12,802	$8,991	$4,799	$4,963	$1,307
2008	$15,121	$13,504	$9,447	$5,083	$5,179	$1,407
2009	$15,707	$14,044	$9,782	$5,283	$5,350	$1,530
2010	$16,351	$14,615	$10,139	$5,570	$5,488	$1,724
2011	$16,733	$15,112	$10,404	$5,825	$5,525	$1,900
2012 - 2016	$87,237	$81,650	$55,047	$31,959	$27,353	$11,964

Estimated Future Medicare Part D Subsidies	Entergy Arkansas	Entergy Gulf States	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	System Energy
	(In Thousands)
Year(s)
2007	$1,264	$1,162	$740	$487	$561	$55
2008	$1,422	$1,303	$829	$543	$603	$73
2009	$1,552	$1,430	$910	$597	$631	$89
2010	$1,676	$1,550	$986	$641	$653	$101
2011	$1,810	$1,672	$1,065	$685	$674	$120
2012 - 2016	$11,338	$10,284	$6,524	$4,094	$3,579	$1,065

Contributions

Entergy Corporation and its subsidiaries expect to contribute $175.9 million (excluding about $1 million in employee contributions) to the qualified pension plans and $66.4 million to its other postretirement plans in 2007.

The Registrant Subsidiaries expect to contribute the following to the pension and other postretirement plans in 2007:
	Entergy Arkansas	Entergy Gulf States	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	System Energy
	(In Thousands)

Pension Contributions	$6,987	$25,346	$-	$784	$43,585	$5,688

Other Postretirement Contributions	$17,751	$14,402	$8,991	$5,378	$5127	$1,128

Additional Information

The change in the qualified pension plans' minimum pension liability included in other comprehensive income and regulatory assets was as follows for Entergy Corporation and its subsidiaries for 2006 and 2005.
	2006	2005

Increase/(decrease) in the minimum pension liability included in:
Other comprehensive income (before taxes)	$14,030	$13,462
Regulatory assets	($134,667)	$150,729

The change in the qualified pension plans' minimum pension liability included in other comprehensive income increased by $1.9 million at Entergy Gulf States in 2005. In 2006, Entergy Gulf States was not required to record a minimum pension liability and other comprehensive income was reduced by $1.9 million. The change in the qualified pension plans' minimum pension liability included in regulatory assets at each of the Registrant Subsidiaries was as follows for 2006 and 2005:

	Entergy Arkansas	Entergy Gulf States	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	System Energy
	(In Thousands)

2006	($78,669)	($11,199)	($72,071)	($30,385)	$4,936	($6,131)
2005	$67,191	$11,199	$37,959	$20,308	$8,067	$4,635

Actuarial Assumptions

The assumed health care cost trend rate used in measuring the APBO of Entergy was 10% for 2007, gradually decreasing each successive year until it reaches 4.5% in 2012 and beyond. The assumed health care cost trend rate used in measuring the Net Other Postretirement Benefit Cost of Entergy was 12% for 2006, gradually decreasing each successive year until it reaches 4.5% in 2012 and beyond. A one percentage point change in the assumed health care cost trend rate for 2006 would have the following effects:
	1 Percentage Point Increase		1 Percentage Point Decrease
2006	Impact on the APBO	Impact on the sum of service costs and interest cost	Impact on the APBO	Impact on the sum of service costs and interest cost
	Increase (Decrease) (In Thousands)

Entergy Corporation and its subsidiaries	$103,072	$13,898	($91,887)	($11,828)

A one percentage point change in the assumed health care cost trend rate for 2006 would have the following effects for the Registrant Subsidiaries:

	1 Percentage Point Increase		1 Percentage Point Decrease
2006	Impact on the APBO	Impact on the sum of service costs and interest cost	Impact on the APBO	Impact on the sum of service costs and interest cost
	Increase (Decrease) (In Thousands)

Entergy Arkansas	$17,515	$1,853	($15,884)	($1,615)
Entergy Gulf States	$19,866	$2,099	($17,796)	($1,806)
Entergy Louisiana	$11,671	$1,258	($10,552)	($1,092)
Entergy Mississippi	$6,276	$592	($5,666)	($515)
Entergy New Orleans	$4,587	$428	($4,185)	($377)
System Energy	$3,375	$499	($2,983)	($422)

The significant actuarial assumptions used in determining the pension PBO and the SFAS 106 APBO as of December 31, 2006, and 2005 were as follows:

	2006	2005

Weighted-average discount rate:
Pension	6.00%	5.90%
Other postretirement	6.00%	5.90%
Weighted-average rate of increase in future compensation levels	3.25%	3.25%

The significant actuarial assumptions used in determining the net periodic pension and other postretirement benefit costs for 2006, 2005, and 2004 were as follows:
	2006	2005	2004

Weighted-average discount rate:
Pension	5.90%	6.00%	6.25%
Other postretirement	5.90%	6.00%	6.71%
Weighted-average rate of increase in future compensation levels	3.25%	3.25%	3.25%
Expected long-term rate of return on plan assets:
Taxable assets	5.50%	5.50%	5.50%
Non-taxable assets	8.50%	8.50%	8.75%

Entergy's remaining pension transition assets are being amortized over the greater of the remaining service period of active participants or 15 years which ended in 2005, and its SFAS 106 transition obligations are being amortized over 20 years ending in 2012.

Medicare Prescription Drug, Improvement and Modernization Act of 2003

In December 2003, the President signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 into law. The Act introduces a prescription drug benefit cost under Medicare (Part D), which started in 2006, as well as federal subsidy to employers who provide a retiree prescription drug benefit that is at least actuarially equivalent to Medicare Part D.

The actuarially estimated effect of future Medicare subsidies reduced the December 31, 2006 and 2005 Accumulated Postretirement Benefit Obligation by $183 million and $176 million, respectively, and reduced the 2006 and 2005 other postretirement benefit cost by $29.3 million and $24.3 million, respectively. In 2006, Entergy received $1.8 million in Medicare subsidies for prescription drug claims through June 2006. In January 2007, Entergy received an additional $0.9 million in subsidies for the third quarter of 2006 prescription drug claims.

The actuarially estimated effect of future Medicare subsidies and the actual subsidies received for the Registrant Subsidiaries was as follows:

	Entergy	Entergy	Entergy	Entergy	Entergy	System
	Arkansas	Gulf States	Louisiana	Mississippi	New Orleans	Energy
	Increase (Decrease) In Thousands

Impact on 12/31/2006 APBO	($40,636)	($35,991)	($22,486)	($13,560)	($10,110)	($5,966)
Impact on 12/31/2005 APBO	($42,337)	($36,740)	($23,640)	($14,407)	($11,206)	($5,972)

Impact on 2006 other postretirement benefit cost	($6,246)	($5,328)	($3,460)	($2,046)	($1,502)	($1,070)
Impact on 2005 other postretirement benefit cost	($5,443)	($4,747)	($3,040)	($1,790)	($1,334)	($938)
Impact on 2004 other postretirement benefit cost	($4,999)	($4,405)	($2,752)	($1,657)	($1,248)	($815)

Medicare subsidies received in 2006 for claims through June 2006	$374	$462	$298	$163	$165	$35
Medicare subsidies received in January 2007 for third quarter 2006 claims	$296	$205	$129	$75	$74	$15

Non-Qualified Pension Plans

Entergy also sponsors non-qualified, non-contributory defined benefit pension plans that provide benefits to certain executives. Entergy recognized net periodic pension cost related to these plans of $21 million in 2006, $16.4 million in 2005, and $16.4 million in 2004. The projected benefit obligation was $137 million and $142 million as of December 31, 2006 and 2005, respectively. There are $0.2 million in plan assets for a pre-merger Entergy Gulf States plan. The accumulated benefit obligation was $127 million and $133 million as of December 31, 2006 and 2005, respectively.

Before the application of SFAS 158, as of December 31, 2006, and 2005, Entergy's additional minimum pension liability for the non-qualified pension plans was $56.4 million and $63.1 million, respectively. This liability was offset by a $13.7 million and $13.6 million intangible asset as of December 31, 2006 and 2005, respectively, a $31.6 million and a $38.1 million regulatory asset as of December 31, 2006, and 2005 respectively, and a $11.1 million and $11.4 million charge to accumulated other comprehensive income before taxes as of December 31, 2006 and 2005, respectively.

After the application of SFAS 158, Entergy's non-qualified, non-current pension liability was $122.2 million and its current liability was $14.5 million. The unamortized transition asset, prior service cost and net loss are recognized in regulatory assets ($50.8 million) and accumulated other comprehensive income before taxes ($15.8 million.) The change in amount recognized in the balance sheet due to SFAS 158 is $10.2 million in 2006.

The Registrant Subsidiaries (except System Energy) participate in Entergy's non-qualified, non-contributory defined benefit pension plans that provide benefits to certain executives. The net periodic pension cost for the non-qualified plans for 2006, 2005 and 2004 was as follows:

	Entergy Arkansas	Entergy Gulf States	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans
	(In Thousands)

2006	$499	$1,274	$25	$174	$222
2005	$508	$1,316	$27	$170	$204
2004	$510	$1,268	$27	$132	$190

The projected benefit obligation for the non-qualified plans as of December 31, 2006 and 2005 was as follows:
	Entergy Arkansas	Entergy Gulf States	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans
	(In Thousands)

2006	$3,633	$19,010	$178	$1,495	$1,823
2005	$3,760	$19,188	$187	$1,467	$1,652

The accumulated benefit obligation for the non-qualified plans as of December 31, 2006 and 2005 was as follows:

	Entergy Arkansas	Entergy Gulf States	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans
	(In Thousands)

2006	$3,398	$18,941	$178	$1,335	$1,672
2005	$3,545	$19,108	$187	$1,316	$1,466

Before the application of SFAS 158, the additional minimum pension liability as of December 31, 2006 was as follows:

	Entergy Arkansas	Entergy Gulf States	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans
	(In Thousands)

Additional minimum pension liability	($1,898)	($3,739)	($105)	($706)	($538)
Intangible asset	$313	$113	$23	$38	$55
Regulatory asset	$1,585	$3,150	$82	$668	$483
Accumulated other comprehensive income (before taxes)	$-	$476	$-	$-	$-

The additional minimum pension liability as of December 31, 2005 was as follows:

	Entergy Arkansas	Entergy Gulf States	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans
	(In Thousands)

Additional minimum pension liability	($1,656)	($3,839)	($97)	($662)	($548)
Intangible asset	$381	$137	$28	$47	$47
Regulatory asset	$1,275	$3,163	$69	$615	$501
Accumulated other comprehensive income (before taxes)	$-	$539	$-	$-	$-

After the application of SFAS 158, the following amounts were recorded on the balance sheet as of December 31, 2006:
	Entergy Arkansas	Entergy Gulf States	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans
	(In Thousands)

Change in amount recognized due to SFAS 158	($235)	($70)	$-	($160)	($151)

Current liabilities	($439)	($1,609)	($25)	($112)	($17)
Non-current liabilities	($3,194)	($17,229)	($153)	($1,383)	($1,806)
Total Funded Status	($3,633)	($18,838)	($178)	($1,495)	($1,823)

Regulatory Asset	$2,133	$3,420	$105	$866	$689
Accumulated other comprehensive income (before taxes)	$-	$388	$-	$-	$-

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

Entergy also sponsors the Savings Plan of Entergy Corporation and Subsidiaries II (established in 2001) and Savings Plan of Entergy Corporation and Subsidiaries IV (established in 2002) to which matching contributions are also made. The plans are defined contribution plans that cover eligible employees, as defined by each plan, of Entergy and its subsidiaries.
Entergy's subsidiaries' contributions to defined contribution plans collectively were $31.4 million in 2006, $33.8 million in 2005, and $32.9 million in 2004. The majority of the contributions were to the System Savings Plan.

NOTE 12. STOCK-BASED COMPENSATION (Entergy Corporation)

Entergy grants stock options and long-term incentive and restricted liability awards to key employees of the Entergy subsidiaries under the Equity Ownership Plan which is a shareholder-approved stock-based compensation plan. As of December 31, 2006, there were 441,875 authorized shares remaining for stock-based awards. At the May 2006 annual meeting of shareholders, Entergy's shareholders approved the 2007 Equity Ownership and Long-Term Cash Incentive Plan (2007 Plan) effective January 1, 2007. The maximum aggregate number of common shares that can be issued from the 2007 Plan for stock-based awards is 7,000,000 with no more than 2,000,000 available for non-option grants. The 2007 Plan, which only applies to awards made on or after January 1, 2007, will expire after 10 years.

Stock Options

Stock options are granted at exercise prices that equal the closing market price of Entergy Corporation common stock on the date of grant. Generally, stock options granted will become exercisable in equal amounts on each of the first three anniversaries of the date of grant. Unless they are forfeited previously under the terms of the grant, options expire ten years after the date of the grant if they are not exercised. Stock-based compensation expense included in consolidated net income for 2006, 2005, and 2004 is $11 million, $13 million, and $8 million, respectively. The tax benefit recognized in consolidated net income for 2006, 2005, and 2004 is $4 million, $5 million, and $3 million, respectively. Compensation cost capitalized as part of fixed assets and inventory for the years 2006, 2005, and 2004 is approximately $2 million, $2 million, and $1.5 million, respectively.

Entergy determines the fair value of the stock option grants made in 2006, 2005, and 2004 by considering factors such as lack of marketability, stock retention requirements, and regulatory restrictions on exercisability. The fair value valuations comply with SFAS 123R, "Share-Based Payment," which was issued in December 2004 and became effective in the first quarter 2006. The stock option weighted-average assumptions used in determining the fair values are as follows:

	2006	2005	2004

Stock price volatility	18.7%	18.8%	23.1%
Expected term in years	3.9	3	6.3
Risk-free interest rate	4.4%	3.6%	3.2%
Dividend yield	3.2%	3.1%	3.3%
Dividend payment	$2.16	$2.16	$1.80

Stock price volatility is calculated based upon the weekly public stock price volatility of Entergy Corporation common stock over the last four to five years.  The expected term of the options is based upon historical option exercises and the weighted average life of options when exercised and the estimated weighted average life of all vested but unexercised options.  Options held by certain management level employees include a restriction that requires 75% of the gains upon exercise of the option to be held in Entergy Corporation common stock until the earlier of five years or termination of employment.  The reduction in fair value of the stock options is based upon an estimate of the call option value of the reinvested gain discounted to present value over the five year reinvestment period.

A summary of stock option activity for the year ended December 31, 2006 and changes during the year are presented below:

	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Contractual Life

Options outstanding at January 1, 2006	10,855,459	$46.80

Options granted	1,875,293	$69.01
Options exercised	(1,804,742)	$42.54
Options forfeited/expired	(123,087)	$65.05

Options outstanding at December 31, 2006	10,802,923	$51.16	$445 million	6.2 years

Options exercisable at December 31, 2006	7,452,550	$43.83	$361 million	5.2 years

Weighted-average grant-date fair value of options granted during 2006	$9.21

The weighted-average grant-date fair value of options granted during the year was $8.17 for 2005 and $7.76 for 2004. The total intrinsic value of stock options exercised was $65 million during 2006, $100 million during 2005, and $98 million during 2004. The intrinsic value, which has no effect on net income, of the stock options exercised is calculated by the difference in Entergy's Corporation common stock price on the date of exercise and the exercise price of the stock options granted. With the adoption of the fair value method of SFAS 123 and the application of SFAS 123R, Entergy recognizes compensation cost over the vesting period of the options based on their grant-date fair value. The total fair value of options that vested was approximately $15 million during 2006, $28 million during 2005, and $49 million during 2004.

The following table summarizes information about stock options outstanding as of December 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	As of 12/31/2006	Weighted-Avg. Remaining Contractual Life-Yrs.	Weighted- Avg. Exercise Price	Number Exercisable at 12/31/2006	Weighted- Avg. Exercise Price

$23 - $33.99	1,041,285	3.2	$25.55	1,041,285	$25.55
$34 - $44.99	4,634,715	5.1	$41.15	4,634,715	$41.15
$45 - $55.99	210,277	3.6	$49.41	210,277	$49.41
$56 - $66.99	1,478,283	7.1	$58.62	939,927	$58.63
$67 - $86.20	3,438,363	8.5	$69.31	626,346	$70.00
$23 - $86.20	10,802,923	6.2	$51.16	7,452,550	$43.83

Stock-based compensation expense related to non-vested stock options not yet recognized is approximately $13 million and is expected to be recognized on a weighted-average period of 1.8 years.

Long-Term Incentive Awards

Entergy grants long-term incentive awards earned under its stock benefit plans in the form of performance units, which are equal to the cash value of shares of Entergy Corporation common stock at the end of the performance period, which is the last trading day of the year. Performance units will pay out to the extent that the performance conditions are satisfied. In addition to the potential for equivalent share appreciation or depreciation, performance units will earn the cash equivalent of the dividends paid during the three-year performance period applicable to each plan. The costs of incentive awards are charged to income over the three-year period.

The following table includes financial information for the long-term incentive awards for each of the years presented:

	2006	2005	2004
	(In Millions)

Fair value of long-term incentive awards at December 31,	$37	$34	$49
Compensation expense included in Entergy's Net Income for the year	$22	$16	$31
Tax benefit recognized in Entergy's Net Income for the year	$8	$6	$12
Compensation cost capitalized as part of fixed assets and inventory as of December 31,	$3	$2	$6

Entergy paid $17.1 million in 2006 for awards earned under the Long-Term Incentive Plan. The distribution is applicable to the 2003 - 2005 performance period.

Restricted Awards

Entergy grants restricted awards earned under its stock benefit plans in the form of stock units that are subject to time-based restrictions. The restricted units are equal to the cash value of shares of Entergy Corporation common stock at the time of vesting. The costs of restricted awards are charged to income over the restricted period, which varies from grant to grant. The average vesting period for restricted awards granted is 54 months. As of December 31, 2006, there were 163,912 unvested restricted units that are expected to vest over an average period of 33 months.

The following table includes financial information for restricted awards for each of the years presented:

	2006	2005	2004
	(In Millions)

Fair value of restricted awards at December 31,	$3.6	$-	$-
Compensation expense included in Entergy's Net Income for the year	$3.1	$3.5	$5.3
Tax benefit recognized in Entergy's Net Income for the year	$1.2	$1.4	$2.1
Compensation cost capitalized as part of fixed assets and inventory as of December 31,	$0.5	$-	$-

Entergy paid $0.2 million in 2006 for awards earned under the Restricted Awards Plan.

NOTE 13. BUSINESS SEGMENT INFORMATION (Entergy Corporation)

Entergy's reportable segments as of December 31, 2006 are Utility and Non-Utility Nuclear. Utility generates, transmits, distributes, and sells electric power in portions of Arkansas, Louisiana, Mississippi, and Texas, and provides natural gas utility service in portions of Louisiana. Non-Utility Nuclear owns and operates five nuclear power plants and is primarily focused on selling electric power produced by those plants to wholesale customers. "All Other" includes the parent company, Entergy Corporation, and other business activity, including the Energy Commodity Services segment, the Competitive Retail Services business, and earnings on the proceeds of sales of previously-owned businesses. The Energy Commodity Services segment was presented as a reportable segment prior to 2005, but it did not meet the quantitative thresholds for a reportable segment in 2005 and 2004, and with the sale of Entergy-Koch's businesses in 2004, management does not expect the Energy Commodity Services segment to meet the quantitative thresholds in the foreseeable future. The 2004 information in the tables below has been restated to include the Energy Commodity Services segment in the All Other column. As a result of the Entergy New Orleans bankruptcy filing, Entergy has discontinued the consolidation of Entergy New Orleans retroactive to January 1, 2005, and is reporting Entergy New Orleans results under the equity method of accounting in the Utility segment.

Entergy's segment financial information is as follows:

2006	Utility	Non-Utility Nuclear*	All Other*	Eliminations	Consolidated
	(In Thousands)

Operating revenues	$9,150,030	$1,544,873	$275,299	($38,044)	$10,932,158
Deprec., amort. & decomm.	$886,537	$134,661	$12,478	$-	$1,033,676
Interest and dividend income	$112,887	$83,155	$95,985	($93,192)	$198,835
Equity in earnings of unconsolidated equity affiliates	$4,058	$-	$89,686	$-	$93,744
Interest and other charges	$428,662	$47,424	$194,911	($93,192)	$577,805
Income taxes (benefits)	$333,105	$204,659	($94,720)	$-	$443,044
Loss from discontinued operations	$-	$-	($496)	$-	($496)
Net income	$691,160	$309,496	$131,894	$52	$1,132,602
Total assets	$25,238,359	$5,369,730	$2,866,377	($2,391,735)	$31,082,731
Investment in affiliates - at equity	$154,193	($5,233)	$214,266	($134,137)	$229,089
Cash paid for long-lived asset additions	$1,259,135	$302,865	$23,034	$982	$1,586,016

2005	Utility	Non-Utility Nuclear*	All Other*	Eliminations	Consolidated
	(In Thousands)

Operating revenues	$8,526,943	$1,421,547	$237,735	($79,978)	$10,106,247
Deprec., amort. & decomm.	$867,755	$117,752	$13,991	$-	$999,498
Interest and dividend income	$75,748	$66,836	$78,185	($70,290)	$150,479
Equity in earnings of unconsolidated equity affiliates	$765	$-	$220	$-	$985
Interest and other charges	$386,672	$50,874	$133,777	($70,292)	$501,031
Income taxes (benefits)	$405,662	$163,865	($10,243)	$-	$559,284
Loss from discontinued operations	$-	$-	($44,794)	$-	($44,794)
Net income (loss)	$659,760	$282,623	($44,019)	($33)	$898,331
Total assets	$25,248,820	$4,887,572	$3,477,169	($2,755,904)	$30,857,657
Investment in affiliates - at equity	$150,135	$-	$428,006	($281,357)	$296,784
Cash paid for long-lived asset additions	$1,285,012	$160,899	$11,230	$945	$1,458,086

2004	Utility	Non-Utility Nuclear*	All Other*	Eliminations	Consolidated
	(In Thousands)

Operating revenues	$8,142,808	$1,341,852	$265,051	($64,190)	$9,685,521
Deprec., amort. & decomm.	$915,667	$106,408	$21,028	$-	$1,043,103
Interest and dividend income	$40,831	$63,569	$60,430	($55,195)	$109,635
Equity in loss of unconsolidated equity affiliates	$-	$-	($78,727)	$-	($78,727)
Interest and other charges	$406,315	$53,657	$96,526	($55,197)	$501,301
Income taxes (benefits)	$406,864	$142,620	($184,179)	$-	$365,305
Loss from discontinued operations	$-	$-	($41)	$-	($41)
Net income	$643,408	$245,029	$21,087	$-	$909,524
Total assets	$22,937,237	$4,531,604	$2,423,194	($1,581,258)	$28,310,777
Investment in affiliates - at equity	$207	$-	$512,571	($280,999)	$231,779
Cash paid for long-lived asset additions	$1,152,167	$242,822	$15,626	($5)	$1,410,610

Businesses marked with * are sometimes referred to as the "competitive businesses," with the exception of the parent company, Entergy Corporation. Eliminations are primarily intersegment activity. Almost all of Entergy's goodwill is related to the Utility segment.

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

Revenues and pre-tax income (loss) related to the Competitive Retail Services business' discontinued operations were as follows:

	2006	2005	2004
	(In Thousands)

Operating revenues	$134,444	$654,333	$438,203
Pre-tax income (loss)	($429)	($68,854)	$562

Assets and liabilities related to the Competitive Retail Services business' discontinued operations were as follows:

	December 31,
	2006	2005
	(In Thousands)

Current assets	$10,945	$89,579
Other property and investments	(482)	15,095
Property, plant and equipment - net	89	19,587
Deferred debits and other assets	27,482	20,903
Total assets	$38,034	$145,164

Current liabilities	$-	$26,036
Non-current liabilities	-	35,884
Equity	38,034	83,244
Total liabilities and equity	$38,034	$145,164

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

Geographic Areas

For the years ended December 31, 2006, 2005, and 2004, Entergy derived less than 1% of its revenue from outside of the United States.

As of December 31, 2006 and 2005, Entergy had almost no long-lived assets located outside of the United States.

NOTE 14. EQUITY METHOD INVESTMENTS (Entergy Corporation)

As of December 31, 2006, Entergy owns investments in the following companies that it accounts for under the equity method of accounting:
Company	Ownership	Description

Entergy New Orleans, Inc.	100% ownership of common stock

A regulated public utility company that generates, transmits, distributes, and sells electric power and natural gas primarily to retail customers. As a result of Entergy New Orleans' bankruptcy filing in September 2005, Entergy deconsolidated Entergy New Orleans and reflects Entergy New Orleans' financial results under the equity method of accounting retroactive to January 1, 2005. See Note 18 to the financial statements for further discussion of the bankruptcy proceeding.

Entergy-Koch, LP	50% partnership interest	Entergy-Koch was in the energy commodity marketing and trading business and gas transportation and storage business until the fourth quarter of 2004 when these businesses were sold.

RS Cogen LLC	50% member interest	Co-generation project that produces power and steam on an industrial and merchant basis in the Lake Charles, Louisiana area.

Top Deer	50% member interest	Wind-powered electric generation joint venture.

Following is a reconciliation of Entergy's investments in equity affiliates:

	2006	2005	2004
	(In Thousands)

Beginning of year	$296,784	$231,779	$1,053,328
Deconsolidation of Entergy New Orleans, effective January 1, 2005	-	154,462	-
Additional investments	-	-	157,020
Income (loss) from the investments	93,744	985	(78,727)
Other income	-	-	6,232
Distributions received	(163,697)	(80,901)	(888,260)
Dispositions and other adjustments	2,258	(9,541)	(17,814)
End of year	$229,089	$296,784	$231,779

The following is a summary of combined financial information reported by Entergy's equity method investees:
	2006	2005	2004
	(In Thousands)

Income Statement Items
Operating revenues	$632,820	$721,410	$270,177
Operating income	$27,452	$9,526	($111,535)
Net income	$212,210 (1)	$1,592	$739,858 (1)

Balance Sheet Items
Current assets	$262,506	$415,586
Noncurrent assets	$1,163,392	$1,498,465
Current liabilities	$389,526	$544,030
Noncurrent liabilities	$722,524	$999,346

(1)	Includes gains recorded by Entergy-Koch on the sales of its energy trading and pipeline businesses.

Related-party transactions and guarantees

See Note 18 to the financial statements for a discussion of the Entergy New Orleans bankruptcy proceedings and activity between Entergy and Entergy New Orleans.

During 2004, Entergy procured various services from Entergy-Koch consisting primarily of pipeline transportation services for natural gas and risk management services for electricity and natural gas. The total cost of such services in 2004 was approximately $9.5 million. There were no related party transactions between Entergy-Koch and Entergy in 2006 or 2005.

Entergy Louisiana and Entergy New Orleans entered into purchase power agreements with RS Cogen that expired in April 2006, and purchased a total of $15.8 million, $61.2 million, and $43.6 million of capacity and energy from RS Cogen in 2006, 2005, and 2004, respectively. Entergy Gulf States purchased approximately $64.3 million, $12.4 million, and $17.5 million of electricity generated from Entergy's share of RS Cogen in 2006, 2005, and 2004, respectively. Entergy's operating transactions with its other equity method investees were not significant in 2006, 2005, or 2004.

In the purchase agreements for its energy trading and the pipeline business sales, Entergy-Koch agreed to indemnify the respective purchasers for certain potential losses relating to any breaches of the seller's representations, warranties, and obligations under each of the purchase agreements. Entergy Corporation has guaranteed up to 50% of Entergy-Koch's indemnification obligations to the purchasers. Entergy does not expect any material claims under these indemnification obligations.

NOTE 15. ACQUISITIONS AND DISPOSITIONS (Entergy Corporation, Entergy Louisiana, and Entergy Mississippi)

Asset Acquisitions

Attala

In January 2006, Entergy Mississippi purchased the Attala power plant, a 480 MW natural gas-fired, combined-cycle generating facility in central Mississippi, for $88 million from Central Mississippi Generating Company. Entergy Mississippi received the plant, materials and supplies, SO2 emission allowances, and related real estate. The MPSC approved the acquisition and the investment cost recovery of the plant.

Perryville

In June 2005, Entergy Louisiana purchased the 718 MW Perryville power plant located in northeast Louisiana for $162 million from a subsidiary of Cleco Corporation. Entergy Louisiana received the plant, materials and supplies, SO2 emission allowances, and related real estate. The LPSC approved the acquisition and the long-term cost-of-service purchased power agreement under which Entergy Gulf States will purchase 75 percent of the plant's output.

Asset Dispositions

Entergy-Koch Businesses

In the fourth quarter of 2004, Entergy-Koch sold its energy trading and pipeline businesses to third parties. The sales came after a review of strategic alternatives for enhancing the value of Entergy-Koch, LP. Entergy received $862 million of cash distributions in 2004 from Entergy-Koch after the business sales. Due to the November 2006 expiration of contingencies on the sale of Entergy-Koch's trading business, and the corresponding release to Entergy-Koch of sales proceeds held in escrow, Entergy recorded a gain related to its Entergy-Koch investment of approximately $55 million, net-of-tax, in the fourth quarter of 2006 and received additional cash distributions of approximately $163 million. Entergy expects future cash distributions upon liquidation of the partnership will be less than $35 million.

Other

In the second quarter of 2006, Entergy sold its remaining interest in a power development project and realized a $14.1 million ($8.6 million net-of-tax) gain on the sale.

In April 2006, Entergy sold the retail electric portion of the Competitive Retail Services business operating in the ERCOT region of Texas, realized an $11.1 million gain (net-of-tax) on the sale, and now reports this portion of the business as a discontinued operation.

In January 2004, Entergy sold its 50% interest in the Crete project, which is a 320MW power plant located in Illinois, and realized an insignificant gain on the sale.

In the fourth quarter of 2004, Entergy sold undivided interests in the Warren Power and the Harrison County plants at a price that approximated book value.

NOTE 16. RISK MANAGEMENT AND FAIR VALUES (Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans)

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

Type of Risk	Affected Businesses

Power price risk	Utility, Non-Utility Nuclear, Non-nuclear wholesale assets
Fuel price risk	Utility, Non-Utility Nuclear, Non-nuclear wholesale assets
Foreign currency exchange rate risk	Utility, Non-Utility Nuclear, Non-nuclear wholesale assets
Equity price and interest rate risk - investments	Utility, Non-Utility Nuclear

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

Hedging Derivatives

Entergy classifies substantially all of the following types of derivative instruments held by its consolidated businesses as cash flow hedges:

Instrument	Business

Natural gas and electricity futures, forwards, and options	Non-Utility Nuclear, Energy Commodity Services, Non-nuclear wholesale assets
Foreign currency forwards	Utility, Non-Utility Nuclear

Cash flow hedges with net unrealized losses of approximately $99 million (net-of-tax) at December 31, 2006 are scheduled to mature during 2007. Net losses totaling approximately $79 million were realized during 2006 on the maturity of cash flow hedges. Unrealized gains or losses result from hedging power output at the Non-Utility Nuclear power stations and foreign currency hedges related to Euro-denominated nuclear fuel acquisitions. The related gains or losses from hedging power are included in revenues when realized. The realized gains or losses from foreign currency transactions are included in the cost of capitalized fuel. The maximum length of time over which Entergy is currently hedging the variability in future cash flows for forecasted transactions at December 31, 2006 is approximately five years. The ineffective portion of the change in the value of Entergy's cash flow hedges during 2006, 2005, and 2004 was insignificant.

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

Entergy considers the carrying amounts of most of its financial instruments classified as current assets and liabilities to be a reasonable estimate of their fair value because of the short maturity of these instruments. Additional information regarding financial instruments and their fair values is included in Notes 5 and 6 to the financial statements.

NOTE 17. DECOMMISSIONING TRUST FUNDS (Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and System Energy)

Entergy holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts. The NRC requires Entergy to maintain trusts to fund the costs of decommissioning ANO 1, ANO 2, River Bend, Waterford 3, Grand Gulf, Pilgrim, Indian Point 1 and 2, and Vermont Yankee (NYPA currently retains the decommissioning trusts and liabilities for Indian Point 3 and FitzPatrick). The funds are invested primarily in equity securities; fixed-rate, fixed-income securities; and cash and cash equivalents. The majority of the unrealized gains and losses below relate to Entergy's Utility operating companies and System Energy. The securities held at December 31, 2006 and 2005 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2006
Equity Securities	$1,706	$418	$2
Debt Securities	1,153	17	11
Total	$2,859	$435	$13

2005
Equity Securities	$1,502	$280	$12
Debt Securities	1,105	20	10
Total	$2,607	$300	$22

The debt securities have an average coupon rate of approximately 5.2%, an average duration of approximately 5.5 years, and an average maturity of approximately 8.9 years. The equity securities are generally held in funds that are designed to approximate or somewhat exceed the return of the Standard & Poor's 500 Index, and a relatively small percentage of the securities are held in a fund intended to replicate the return of the Wilshire 4500 Index.

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows at December 31, 2006:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$6	$-	$270	$2
More than 12 months	33	2	335	9
Total	$39	$2	$605	$11

Entergy evaluates these unrealized gains and losses at the end of each period to determine whether an other than temporary impairment has occurred. The assessment of whether an investment has suffered an other than temporary impairment is based on a number of factors including, first, whether Entergy has the ability and intent to hold the investment to recover its value and, then, whether it is expected that the investment will recover its value within a reasonable period of time. Entergy's trusts are managed by third parties who have independent discretion over purchases and sales of securities in the trusts and, according to interpretations of authoritative literature in December 2006, Entergy did not satisfy the ability to hold criteria. Entergy did not record any impairments in 2006 or 2005 on these assets due to the insignificance of any impairments.

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

The fair value of debt securities, summarized by contractual maturities, at December 31, 2006 and 2005 are as follows:

	2006	2005
	(In Millions)
less than 1 year	$82	$80
1 year - 5 years	309	357
5 years - 10 years	472	382
10 years - 15 years	106	116
15 years - 20 years	72	73
20 years+	112	97
Total	$1,153	$1,105

During the years ended December 31, 2006, 2005, and 2004, proceeds from the dispositions of securities amounted to $778 million, $944 million, and $679 million, respectively. During the years ended December 31, 2006, 2005, and 2004, gross gains of $5 million, $5 million, and $4 million, respectively, and gross losses of $10 million, $8 million, and $3 million, respectively, were reclassified out of other comprehensive income into earnings.

Entergy Arkansas

Entergy Arkansas holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts. The securities held at December 31, 2006 and 2005 are summarized as follows:
	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2006
Equity Securities	$237.6	$105.8	$-
Debt Securities	201.8	1.0	3.5
Total	$439.4	$106.8	$3.5

2005
Equity Securities	$205.6	$78.8	$0.8
Debt Securities	196.5	1.1	2.6
Total	$402.1	$79.9	$3.4

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows at December 31, 2006:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$0.2	$-	$67.3	$0.7
More than 12 months	2.0	-	93.1	2.8
Total	$2.2	$-	$160.4	$3.5

The fair value of debt securities, summarized by contractual maturities, at December 31, 2006 and 2005 are as follows:

	2006	2005
	(In Millions)

less than 1 year	$12.8	$6.3
1 year - 5 years	32.7	71.9
5 years - 10 years	144.7	112.6
10 years - 15 years	4.1	2.2
15 years - 20 years	2.3	-
20 years+	5.2	3.5
Total	$201.8	$196.5

During the years ended December 31, 2006, 2005, and 2004, proceeds from the dispositions of securities amounted to $105.7 million, $203.8 million, and $142.5 million, respectively. During the years ended December 31, 2006, 2005, and 2004, gross gains of $0.3 million, $1.4 million, and $1 million, respectively, and gross losses of $1.3 million, $2.2 million, and $0.8 million, respectively, were recorded in earnings.

Entergy Gulf States

Entergy Gulf States holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts. The securities held at December 31, 2006 and 2005 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2006
Equity Securities	$181.6	$49.9	$-
Debt Securities	163.3	6.2	0.8
Total	$344.9	$56.1	$0.8

2005
Equity Securities	$153.6	$28.7	$0.3
Debt Securities	157.2	6.9	0.5
Total	$310.8	$35.6	$0.8

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows at December 31, 2006:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$0.1	$-	$15.7	$0.1
More than 12 months	0.6	-	11.6	0.7
Total	$0.7	$-	$27.3	$0.8

The fair value of debt securities, summarized by contractual maturities, at December 31, 2006 and 2005 are as follows:

	2006	2005
	(In Millions)

less than 1 year	$7.7	$7.7
1 year - 5 years	46.7	49.0
5 years - 10 years	56.5	50.1
10 years - 15 years	36.5	35.4
15 years - 20 years	12.7	12.2
20 years+	3.2	2.8
Total	$163.3	$157.2

During the years ended December 31, 2006, 2005, and 2004, proceeds from the dispositions of securities amounted to $60.1 million, $38.1 million, and $29.2 million, respectively. During the years ended December 31, 2006, 2005, and 2004, gross gains of $0.3 million, $0.1 million, and $42,728, respectively, and gross losses of $0.2 million, $0.2 million, and $0.1 million, respectively, were recorded in earnings.

Entergy Louisiana

Entergy Louisiana holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts. The securities held at December 31, 2006 and 2005 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2006
Equity Securities	$125.0	$36.2	$0.2
Debt Securities	83.9	1.6	1.3
Total	$208.9	$37.8	$1.5

2005
Equity Securities	$105.8	$23.6	$1.6
Debt Securities	81.3	2.2	0.8
Total	$187.1	$25.8	$2.4

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows at December 31, 2006:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$0.1	$-	$12.0	$-
More than 12 months	7.5	0.2	37.5	1.3
Total	$7.6	$0.2	$49.5	$1.3

The fair value of debt securities, summarized by contractual maturities, at December 31, 2006 and 2005 are as follows:

	2006	2005
	(In Millions)

less than 1 year	$10.8	$15.6
1 year - 5 years	18.4	15.5
5 years - 10 years	29.3	22.1
10 years - 15 years	5.5	12.3
15 years - 20 years	11.3	12.9
20 years+	8.6	2.9
Total	$83.9	$81.3

During the years ended December 31, 2006, 2005, and 2004, proceeds from the dispositions of securities amounted to $20.2 million, $107.3 million, and $36 million, respectively. During the years ended December 31, 2006, 2005, and 2004, gross gains of $0.8 million, $0.2 million, and $0.1 million, respectively, and gross losses of $40,560, $0.8 million, and $15,666, respectively, were recorded in earnings.

System Energy

System Energy holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts. The securities held at December 31, 2006 and 2005 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2006
Equity Securities	$173.9	$37.4	$0.4
Debt Securities	107.5	1.0	1.2
Total	$281.4	$38.4	$1.6

2005
Equity Securities	$142.9	$22.3	$4.5
Debt Securities	93.1	1.2	1.1
Total	$236.0	$23.5	$5.6

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows at December 31, 2006:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$0.2	$-	$32.5	$0.3
More than 12 months	13.9	0.4	40.0	0.9
Total	$14.1	$0.4	$72.5	$1.2

The fair value of debt securities, summarized by contractual maturities, at December 31, 2006 and 2005 are as follows:

	2006	2005
	(In Millions)

less than 1 year	$13.4	$9.8
1 year - 5 years	35.5	32.5
5 years - 10 years	27.8	20.7
10 years - 15 years	7.2	6.2
15 years - 20 years	2.1	3.4
20 years+	21.5	20.5
Total	$107.5	$93.1

During the years ended December 31, 2006, 2005, and 2004, proceeds from the dispositions of securities amounted to $88.2 million, $91.1 million, and $100.7 million, respectively. During the years ended December 31, 2006, 2005, and 2004, gross gains of $0.4 million, $0.4 million, and $0.5 million, respectively, and gross losses of $0.9 million, $0.8 million, and $0.4 million, respectively, were recorded in earnings.

Other than temporary impairments and unrealized gains and losses

Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and System Energy evaluate unrealized gains and losses at the end of each period to determine whether an other than temporary impairment has occurred. The assessment of whether an investment has suffered an other than temporary impairment is based on a number of factors including, first, whether Entergy has the ability and intent to hold the investment to recover its value and, then, whether it is expected that the investment will recover its value within a reasonable period of time. Entergy's trusts are managed by third parties who have independent discretion over purchases and sales of securities in the trusts and, according to interpretations of authoritative literature in December 2006, Entergy did not satisfy the ability to hold criteria. Entergy did not record any impairments in 2006 or 2005 on these assets due to the insignificance of any impairments.

Due to the regulatory treatment of decommissioning collections and trust fund earnings, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and System Energy record regulatory assets or liabilities for unrealized gains and losses on trust investments. For the unregulated portion of River Bend, Entergy Gulf States has recorded an offsetting amount of unrealized gains or losses in other deferred credits due to existing contractual commitments with the former owner.

NOTE 18. ENTERGY NEW ORLEANS BANKRUPTCY PROCEEDING (Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

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

On September 26, 2005, Entergy New Orleans, as borrower, and Entergy Corporation, as lender, entered into the Debtor-in-Possession (DIP) credit agreement, a debtor-in-possession credit facility to provide funding to Entergy New Orleans during its business restoration efforts. On December 9, 2005, the bankruptcy court issued its final order approving the DIP Credit Agreement. The credit facility provides for up to $200 million in loans. The facility enables Entergy New Orleans to request funding from Entergy Corporation, but the decision to lend money is at the sole discretion of Entergy Corporation. As of December 31, 2006, Entergy New Orleans had outstanding borrowings of $52 million under the DIP credit agreement.

On February 5, 2007, Entergy New Orleans filed an amended plan of reorganization and a disclosure statement with the bankruptcy court. The bankruptcy court entered an order on February 13, 2007 that approves the adequacy of Entergy New Orleans' disclosure statement. The Unsecured Creditors' Committee also filed a plan of reorganization on February 5, 2007. The Unsecured Creditors' Committee's plan is similar in some respects to Entergy New Orleans' plan, but contains several differences. The significant differences are noted below. A hearing regarding confirmation for both plans of reorganization is scheduled for May 3 and 4, 2007.

Entergy New Orleans' plan of reorganization reflects its continuing effort to work with federal, state, and local authorities to resolve the bankruptcy in a manner that allows Entergy New Orleans' customers to be served by a financially viable entity as required by law. The plan of reorganization provides full compensation to Entergy New Orleans' creditors whose claims are allowed by the bankruptcy court. Conditions precedent proposed in Entergy New Orleans' plan of reorganization before it can become effective include:

  A final confirmation order from the bankruptcy court approving the plan of reorganization;
  Receipt by Entergy New Orleans of insurance proceeds of at least $50 million;

  Receipt by Entergy New Orleans of $200 million in CDBG funding; and
  No material adverse change shall have occurred from and after the confirmation date of the plan of reorganization.

In addition, key factors that will continue to influence the timing and outcome of Entergy New Orleans' recovery efforts include the level of economic recovery of New Orleans and the number of customers that return to New Orleans, including the timing of their return. Entergy New Orleans currently estimates that approximately 95,000 electric customers and 65,000 gas customers have returned and are taking service. Prior to Hurricane Katrina, Entergy New Orleans had approximately 190,000 electric customers and 144,000 gas customers.

The Unsecured Creditors' Committee's plan does not contain the conditions precedent regarding receipt by Entergy New Orleans of insurance proceeds and CDBG funds. Instead, the Unsecured Creditors' Committee's plan proposes exit financing of up to $150 million, with a maturity of up to 5 years, and with an estimated interest rate of 10.5%, increasing by 1% per year. Obtaining this exit financing is a condition precedent to the Unsecured Creditors' Committee's plan.

The bankruptcy judge set a date of April 19, 2006 by which creditors with prepetition claims against Entergy New Orleans, with certain exceptions, had to file their proofs of claim in the bankruptcy case. Approximately 560 claims, including amending claims, have been filed thus far in Entergy New Orleans' bankruptcy proceeding. Entergy New Orleans is currently analyzing the accuracy and validity of the claims filed, and is seeking withdrawal or modification of claims or objecting to claims with which it disagrees. Several of the filed claims have been withdrawn or disallowed by the bankruptcy court. Entergy New Orleans currently estimates that the prepetition claims that will be allowed in the bankruptcy case will approximate the prepetition liabilities currently recorded by Entergy New Orleans.

Entergy New Orleans' plan of reorganization proposes to pay the third-party prepetition accounts payable in full in cash and to issue three-year notes in satisfaction of the affiliate prepetition accounts payable, and proposes that its first mortgage bonds will remain outstanding with their current maturity dates and interest terms. The plan of reorganization proposes that Entergy New Orleans' preferred stock will also remain outstanding on its current dividend terms, with payment of unpaid preferred dividends in arrears. The Unsecured Creditors' Committee's plan is similar, but would pay the affiliate prepetition accounts payable in cash.

Entergy New Orleans' plan of reorganization proposes to pay interest from September 23, 2005 on the third-party and affiliate accounts payable at the Louisiana judicial rate of interest in 2005 (6%) and 2006 (8%), and at the Louisiana judicial rate of interest plus 1% thereafter. The Louisiana judicial rate of interest is 9.5% for 2007. Pursuant to an agreement with the first mortgage bondholders, Entergy New Orleans' plan of reorganization also proposes to pay the first mortgage bondholders an amount equal to the one year of interest from the bankruptcy petition date that the bondholders had waived previously in the bankruptcy proceeding. As approved by the bankruptcy court, Entergy New Orleans has begun paying interest accruing after September 23, 2006 on its first mortgage bonds. In the fourth quarter 2006, Entergy New Orleans accrued for the interest from September 23, 2005 through December 2006 and for the proposed payment to the bondholders in the amount of the one year of waived interest.

Municipalization is one potential outcome of Entergy New Orleans' recovery effort that may be pursued by a stakeholder or stakeholders, even after Entergy New Orleans exits from bankruptcy. In June 2006, the Louisiana Legislature passed a law that establishes a governance structure for a public power authority, if municipalization of Entergy New Orleans' utility business is pursued. Entergy New Orleans' October 2006 settlement approved by the City Council allowing phased-in rate increases through 2008, discussed in Note 2 to the financial statements, provides that Entergy New Orleans will work with the City Council to seek an exception to the Stafford Act that will afford Stafford Act protections to Entergy New Orleans if another catastrophic event affects Entergy New Orleans. The Stafford Act provides for restoration funding from the federal government for municipal utilities, but does not allow such funding for investor-owned utilities like Entergy New Orleans.

(Entergy Corporation)

Entergy owns 100 percent of the common stock of Entergy New Orleans, has continued to supply general and administrative services, and has provided debtor-in-possession financing to Entergy New Orleans. Uncertainties surrounding the nature, timing, and specifics of the bankruptcy proceedings, however, have caused Entergy to deconsolidate Entergy New Orleans and reflect Entergy New Orleans' financial results under the equity method of accounting retroactive to January 1, 2005. Because Entergy owns all of the common stock of Entergy New Orleans, this change does not affect the amount of net income Entergy records resulting from Entergy New Orleans' operations for any current or prior period, but results in Entergy New Orleans' net income for 2005 and 2006 being presented as "Equity in earnings (loss) of unconsolidated equity affiliates" rather than its results being included in each individual income statement line item, as is the case for periods prior to 2005. Entergy has reviewed the carrying value of its equity investment in Entergy New Orleans to determine if an impairment has occurred as a result of the storm, the flood, the power outages, restoration costs, and changes in customer load. Entergy determined that no impairment has occurred because management believes that cost recovery is probable. Entergy will continue to assess the carrying value of its investment in Entergy New Orleans as developments occur in Entergy New Orleans' recovery efforts.

Entergy's income statement for 2006 and 2005 includes $220 million and $207 million, respectively, in operating revenues and $46 million and $117 million, respectively, in purchased power expenses from transactions between Entergy New Orleans and Entergy's subsidiaries. Entergy's balance sheet as of December 31, 2006 and 2005 includes $95 million and $103 million, respectively, of accounts receivable that are payable to Entergy or its subsidiaries by Entergy New Orleans, including $69.5 million of prepetition accounts. As stated above, however, because Entergy owns all of the common stock of Entergy New Orleans, the deconsolidation of Entergy New Orleans does not affect the amount of net income Entergy records resulting from Entergy New Orleans' operations.

(Entergy New Orleans)

The accompanying financial statements have been prepared on the basis that Entergy New Orleans will continue as a going concern. Entergy New Orleans' filing for protection under Chapter 11 of the United States Bankruptcy Code as a result of the liquidity issues caused by Hurricane Katrina gave rise to substantial doubt regarding Entergy New Orleans' ability to continue as a going concern for a reasonable period of time, primarily because of the loss of control inherent in the bankruptcy process. The financial statements do not include any adjustments that might result from the outcome of this uncertainty including adjustments relating to the recoverability and classification of recorded asset amounts or to the amounts and classification of liabilities that may be necessary if Entergy New Orleans is unable to continue as a going concern. The financial statements also do not attempt to reflect liabilities at the priority or status of any claims that the holders of such liabilities will have.

Certain prepetition liabilities were classified as liabilities subject to compromise in Entergy New Orleans' Balance Sheet as of December 31, 2005. Because the two competing reorganization plans filed in its bankruptcy proceeding both propose to provide full value to all allowed claims, including interest, Entergy New Orleans does not believe that any of its liabilities should be classified as subject to compromise as of December 31, 2006. The following table summarizes the components of liabilities subject to compromise as of December 31, 2005:
Amount
(In Thousands)

Accounts payable - Associated companies	$46,815
Accounts payable - Other	25,000
Taxes accrued	2,027
Interest accrued	1,473
Accumulated provisions	5,770
Long-term debt	229,859
Total Liabilities Subject to Compromise	$310,944

Reorganization items reported as operating expenses in the income statements primarily consist of professional fees associated with the bankruptcy case and, pursuant to an agreement with the first mortgage bondholders, the accrual in the fourth quarter 2006 for Entergy New Orleans' proposed plan of reorganization provision that will pay the first mortgage bondholders an amount ($12.2 million) equal to the one year of interest from the bankruptcy petition date that the bondholders had waived previously in the bankruptcy proceeding.

NOTE 19. TRANSACTIONS WITH AFFILIATES (Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

Each Registrant Subsidiary purchases electricity from or sells electricity to the other Registrant Subsidiaries, or both, under rate schedules filed with FERC. The Registrant Subsidiaries purchase fuel from System Fuels; receive management, technical, advisory, operating, and administrative services from Entergy Services; and receive management, technical, and operating services from Entergy Operations. These transactions are on an "at cost" basis. In addition, Entergy Power sells electricity to Entergy Arkansas, Entergy Louisiana, and Entergy New Orleans, and RS Cogen sells electricity to Entergy Louisiana and Entergy New Orleans.

As described in Note 1 to the financial statements, all of System Energy's operating revenues consist of billings to Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans.

Additionally, as described in Note 4 to the financial statements, the Registrant Subsidiaries participate in Entergy's money pool and earn interest income from the money pool. Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans also receive interest income from System Fuels, Inc.

The tables below contain the various affiliate transactions of the Utility operating companies, System Energy, and other Entergy affiliates.

Intercompany Revenues

	Entergy Arkansas	Entergy Gulf States	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	System Energy
	(In Millions)

2006	$328.1	$82.7	$223.8	$46.4	$46.0	$555.5
2005	$197.7	$186.7	$342.4	$69.2	$117.6	$533.9
2004	$256.8	$52.5	$96.6	$47.6	$117.8	$545.4

Intercompany Operating Expenses

	Entergy Arkansas	Entergy Gulf States	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	System Energy
	(In Millions)
	(1)		(2)		(3)
2006	$485.5	$499.5	$509.2	$387.2	$255.4	$110.6
2005	$670.0	$546.5	$606.4	$520.2	$260.2	$102.9
2004	$467.5	$558.2	$491.8	$484.4	$228.4	$109.4

(1)	Includes $0.2 million in 2006, $1.9 million in 2005, and $2.3 million in 2004 for power purchased from Entergy Power.
(2)

Includes power purchased from Entergy Power and RS Cogen LLC in 2006 of $9.8 million and $12.0 million, respectively, in 2005 of $8.4 million and $48.8 million, respectively, and in 2004 of $9.1 million and $33.0 million, respectively.

(3)

Includes power purchased from Entergy Power and RS Cogen LLC in 2006 of $10.0 million and $3.8 million, respectively, in 2005 of $8.3 million and $12.6 million, respectively, and in 2004 of $9.0 million and $10.9 million, respectively.

Intercompany Interest Income

	Entergy Arkansas	Entergy Gulf States	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	System Energy
	(In Millions)

2006	$2.5	$2.9	$1.2	$3.4	$0.3	$8.9
2005	$2.0	$0.1	$1.5	$1.0	$0.2	$4.2
2004	$0.6	$0.4	$1.1	$0.6	$0.2	$0.6

NOTE 20. QUARTERLY FINANCIAL DATA (UNAUDITED) (Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

Operating results for the four quarters of 2006 and 2005 for Entergy Corporation and subsidiaries were:

	Operating Revenues	Operating Income	Net Income
	(In Thousands)
2006:
First Quarter	$2,568,031	$394,763	$193,628
Second Quarter	$2,628,502	$487,573	$281,802
Third Quarter	$3,254,719	$644,408	$388,883
Fourth Quarter	$2,480,906	$278,898	$268,289

2005:
First Quarter	$2,110,182	$311,008	$171,996
Second Quarter	$2,445,391	$515,574	$286,150
Third Quarter	$2,898,258	$654,340	$349,952
Fourth Quarter	$2,652,416	$311,067	$90,233

Earnings per Average Common Share

	2006		2005
	Basic	Diluted	Basic	Diluted

First Quarter	$0.93	$0.92	$0.80	$0.79
Second Quarter	$1.35	$1.33	$1.36	$1.33
Third Quarter	$1.87	$1.83	$1.68	$1.65
Fourth Quarter	$1.31	$1.28	$0.43	$0.42

The business of the Utility operating companies is subject to seasonal fluctuations with the peak periods occurring during the third quarter. Operating results for the Registrant Subsidiaries for the four quarters of 2006 and 2005 were:

Operating Revenue

	Entergy Arkansas	Entergy Gulf States	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	System Energy
	(In Thousands)
2006:
First Quarter	$447,622	$893,205	$552,057	$373,234	$136,261	$131,654
Second Quarter	$504,223	$881,115	$550,580	$387,849	$135,955	$129,176
Third Quarter	$660,885	$1,055,759	$762,840	$429,460	$161,643	$146,577
Fourth Quarter	$479,953	$849,494	$585,781	$259,465	$137,295	$148,052
2005:
First Quarter	$367,360	$679,250	$480,673	$251,246	$191,267	$124,790
Second Quarter	$450,097	$759,519	$647,748	$288,244	$189,927	$126,364
Third Quarter	$556,445	$971,840	$760,916	$406,765	$189,593	$140,583
Fourth Quarter	$415,153	$956,562	$760,844	$360,288	$102,539	$142,192

Operating Income (Loss)

	Entergy Arkansas	Entergy Gulf States	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	System Energy
	(In Thousands)
2006:
First Quarter	$62,717	$81,395	$36,954	$14,816	$8,761	$57,911
Second Quarter	$75,796	$111,411	$75,377	$40,952	$16,283	$56,696
Third Quarter	$115,670	$141,089	$135,461	$59,150	$13,016	$58,636
Fourth Quarter	$30,079	$59,289	$20,171	$6,446	($17,711)	$57,351
2005:
First Quarter	$61,847	$47,343	$16,730	$18,772	$12,521	$54,606
Second Quarter	$87,109	$91,998	$140,802	$35,793	$17,934	$53,259
Third Quarter	$157,130	$179,272	$89,913	$62,915	$13,950	$57,034
Fourth Quarter	$9,861	$72,747	$33,689	$15,209	($31,333)	$58,511

Net Income (Loss)

	Entergy Arkansas	Entergy Gulf States	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	System Energy
	(In Thousands)
2006:
First Quarter	$28,923	$45,049	$17,396	$3,297	$5,643	$30,748
Second Quarter	$55,735	$51,704	$37,954	$19,747	$10,774	$29,608
Third Quarter	$88,812	$70,408	$71,802	$31,186	$7,430	$26,697
Fourth Quarter	($316)	$44,827	$10,466	($1,945)	($18,503)	$53,205
2005:
First Quarter	$31,931	$23,349	$1,771	$7,222	$5,736	$26,232
Second Quarter	$48,290	$44,287	$74,163	$17,719	$8,374	$25,925
Third Quarter	$92,368	$105,060	$42,860	$33,327	$6,417	$26,920
Fourth Quarter	$2,046	$33,801	$9,288	$3,835	($19,277)	$32,567

ENTERGY'S BUSINESS (continued from page 3)

Utility

The Utility is Entergy's largest business segment, with five wholly-owned retail electric utility subsidiaries: Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans. These companies generate, transmit, distribute and sell electric power to retail and wholesale customers in Arkansas, Louisiana, Mississippi, and Texas. Entergy Gulf States and Entergy New Orleans also provide natural gas utility services to customers in and around Baton Rouge, Louisiana, and New Orleans, Louisiana, respectively. Also included in the Utility is System Energy, a wholly-owned subsidiary of Entergy Corporation that owns or leases 90 percent of Grand Gulf. System Energy sells its power and capacity from Grand Gulf at wholesale to Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans.

These utility subsidiaries are each regulated by state utility commissions, or in the case of Entergy New Orleans, the City Council. System Energy is regulated by FERC as all of its transactions are at the wholesale level. The Utility continues to operate as a regulated monopoly as efforts toward deregulation have been delayed, abandoned, or not initiated in its service territories. The overall generation portfolio of the Utility, which relies heavily on natural gas and nuclear generation, is consistent with Entergy's strong support for the environment.

The Utility is focused on providing highly reliable and cost effective electricity and gas service while working in an environment that provides the highest level of safety for its employees. Since 1998, the Utility has significantly improved key customer service, reliability, and safety metrics and continues to actively pursue additional improvements.

Customers

As of December 31, 2006, the Utility operating companies provided retail electric and gas service to customers in Arkansas, Louisiana, Mississippi, and Texas, as follows (In the case of Entergy New Orleans, due to the effect of Hurricane Katrina, the number represents an estimate of customers actually using electricity or gas, because many customers who are able to accept service have not returned to their homes or businesses.):

		Electric Customers		Gas Customers
	Area Served	(In Thousands)	(%)	(In Thousands)	(%)

Entergy Arkansas	Portions of Arkansas	679	26%
Entergy Gulf States	Portions of Texas and
	Louisiana	749	29%	92	54%
Entergy Louisiana	Portions of Louisiana	645	25%
Entergy Mississippi	Portions of Mississippi	427	16%
Entergy New Orleans	City of New Orleans*	95	4%	65	46%
Total customers		2,595	100%	157	100%

*	Excludes the Algiers area of the city, where Entergy Louisiana provides electric service.

Electric Energy Sales

The electric energy sales of the Utility operating companies are subject to seasonal fluctuations, with the peak sales period normally occurring during the third quarter of each year. On August 15, Entergy reached a 2006 peak demand of 20,887 MW, compared to the 2005 peak of 21,391 MW recorded on July 25 of that year. Selected electric energy sales data is shown in the table below:

Selected 2006 Electric Energy Sales Data

	Entergy Arkansas	Entergy Gulf States	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	System Energy	Entergy (a)(b)
	(In GWh)
Sales to retail customers	21,331	34,467	27,483	13,477	3,759	-	96,663
Sales for resale:
Affiliates	7,679	3,259	2,369	469	519	9,727	-
Others	2,929	2,896	101	431	779	-	10,803
Total	31,939	40,622	29,953	14,377	5,057	9,727	107,466

Average use per residential customer (kWh)	13,363	15,593	15,269	15,066	9,222	-	14,575

(a)	Includes the effect of intercompany eliminations.
(b)	Because of the Entergy New Orleans bankruptcy filing, Entergy deconsolidated Entergy New Orleans; therefore, Entergy New Orleans electric sales are excluded.

The following table illustrates the Utility operating companies' 2006 combined electric sales volume as a percentage of total electric sales volume, and 2006 combined electric revenues as a percentage of total 2006 electric revenue, each by customer class.

Customer Class	% of Sales Volume	% of Revenue

Residential	30.9	35.2
Commercial	24.5	25.6
Industrial (a)	37.4	29.0
Governmental	1.5	1.7
Wholesale	5.7	8.5

(a)	Major industrial customers are in the chemical, petroleum refining, and paper industries.

See "Selected Financial Data" for each of the Utility operating companies for the detail of their sales by customer class for 2002-2006.

Selected 2006 Natural Gas Sales Data

Entergy New Orleans and Entergy Gulf States provide both electric power and natural gas to retail customers. Entergy New Orleans and Entergy Gulf States sold 7,696,917 and 6,583,033 Mcf, respectively, of natural gas to retail customers in 2006. In 2006, 98% of Entergy Gulf States' operating revenue was derived from the electric utility business, and only 2% from the natural gas distribution business. For Entergy New Orleans, 82% of operating revenue was derived from the electric utility business and 18% from the natural gas distribution business in 2006. Following is data concerning Entergy New Orleans' 2006 retail operating revenue sources.

Customer Class	Electric Operating Revenue	Natural Gas Revenue

Residential	28%	38%
Commercial	44%	26%
Industrial	12%	18%
Governmental/Municipal	16%	18%

Retail Rate Regulation

General (Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans)

The retail regulatory philosophy has shifted in some jurisdictions from traditional, cost-of-service regulation to include performance-based rate elements. Performance-based rate plans are designed to encourage efficiencies and productivity while permitting utilities and their customers to share in the benefits. Entergy Louisiana, Entergy Gulf States in its Louisiana service territory, and Entergy Mississippi operate under performance-based formula rate plans.

Following is a summary of the status of retail open access in the retail service territories.

Jurisdiction	Status of Retail Open Access

Arkansas	Retail open access was repealed in February 2003.

Texas

In December 2005, Entergy Gulf States made a filing identifying three potential power region(s) to be considered for certification and the steps and schedule to achieve certification. The Texas law enacted in 2005 required Entergy Gulf States to also file a transition to competition plan by January 1, 2007 addressing how Entergy Gulf States intends to mitigate market power and achieve full customer choice in the power region identified. Entergy Gulf States made that filing in December 2006 identifying ERCOT as the appropriate power region for Entergy Gulf States to move toward customer choice. The plan contains several conditions, including cost recovery mechanisms, that must be met before Entergy Gulf States could proceed with the plan, and identifies several legislative requirements needed to accomplish the required infrastructure improvements. Assuming that these conditions can be met, retail open access could commence in 2013.

Louisiana

The LPSC has deferred pursuing retail open access, pending developments at the federal level and in other states. In response to a study submitted to the LPSC that was funded by a group of large industrial customers, the LPSC solicited comments regarding a limited retail access program. A technical conference was held in April 2005.

Mississippi	The MPSC has recommended not pursuing retail open access at this time.

New Orleans	The Council has taken no action on Entergy New Orleans' proposal filed in 1997.

Retail Rates

Each Utility operating company participates in retail rate proceedings on a consistent basis. The status of material retail rate proceedings is described in Note 2 to the financial statements. The Utility operating companies' retail rate mechanisms are discussed below.

Entergy Arkansas

Fuel Recovery

Entergy Arkansas' rate schedules include an energy cost recovery rider to recover fuel and purchased energy costs in monthly bills. The rider utilizes prior calendar year energy costs and projected energy sales for the twelve-month period commencing on April 1 of each year to develop an energy cost rate, which is redetermined annually and includes a true-up adjustment reflecting the over-recovery or under-recovery, including carrying charges, of the energy cost for the prior calendar year. The energy cost recovery rider tariff also allows an interim rate request depending upon the level of over- or under-recovery of fuel and purchased energy costs. See Note 2 to the financial statements for a discussion of Entergy Arkansas' energy cost recovery rider proceedings before the APSC, including discussion of an investigation initiated by the APSC of Entergy Arkansas' energy cost recovery rate, in which the APSC issued a show cause order that, among other things, ordered Entergy Arkansas to file testimony to address the general topic of elimination of the energy cost recovery rider.

Entergy Gulf States

Louisiana Service Territory - Formula Rate Plan

In March 2005, the LPSC approved a settlement that includes the establishment of a three-year formula rate plan (the first year of which was 2005) for Entergy Gulf States that, among other provisions, establishes an ROE mid-point of 10.65% for the initial three-year term of the plan and permits Entergy Gulf States to recover incremental capacity costs outside of a traditional base rate proceeding. Under the formula rate plan, over- and under-earnings outside an allowed range of 9.9% to 11.4% will be allocated 60% to customers and 40% to Entergy Gulf States. In addition, there is the potential to extend the formula rate plan beyond the initial three-year effective period by mutual agreement of the LPSC and Entergy Gulf States. Entergy Gulf States' 2005 and 2006 formula rate plan filings are discussed in Note 2 to the financial statements.

Louisiana Service Territory - Retail Gas Base Rates

Entergy Gulf States' retail gas rates include a rate stabilization plan with an ROE mid-point of 10.5%. Entergy Gulf States' January 2006 and January 2007 gas rate stabilization plans are discussed in Note 2 to the financial statements.

Louisiana Service Territory - Fuel Recovery

Entergy Gulf States' Louisiana electric rates include a fuel adjustment clause designed to recover the cost of fuel and purchased power costs. The fuel adjustment clause contains a surcharge or credit for deferred fuel expense and related carrying charges arising from the monthly reconciliation of actual fuel costs incurred with fuel cost revenues billed to customers.

To help stabilize electricity costs, Entergy Gulf States received approval from the LPSC in 2001 to hedge its exposure to natural gas price volatility through the use of financial instruments. Entergy Gulf States hedges approximately one-third of the projected natural gas volumes used to serve its native electric load for all months of the year. The hedge quantity is reviewed on an annual basis.

Entergy Gulf States' Louisiana gas rates include a purchased gas adjustment clause based on estimated gas costs for the billing month adjusted by a surcharge or credit for deferred fuel expense arising from the monthly reconciliation of actual fuel costs incurred with fuel cost revenues billed to customers.

                    Louisiana Service Territory - Storm Cost Recovery

In May 2006, Entergy Gulf States completed the $6 million interim recovery of storm costs through the fuel adjustment clause pursuant to an LPSC order. Effective in September 2006, interim recovery of $0.85 million per month was instituted via the formula rate plan. Interim recovery will continue until a final decision is reached by the LPSC with respect to Entergy Gulf States' supplemental and amending storm cost recovery application, which was filed in July 2006. This filing seeks, among other things, to recover $200 million in storm-related costs incurred through May 31, 2006, establish an annual revenue requirement based on a ten-year levelized rate, authorize recovery through proposed Storm Cost Recovery Riders, and build an $81 million storm reserve.

On February 28, 2007, Entergy Louisiana and Entergy Gulf States filed rebuttal testimony and filed a supplemental and amending application by which they seek authority from the LPSC to securitize their storm cost recovery and storm reserve amounts. The filing updates actual storm-related costs through January 2007 and estimated future costs, declaring that Entergy Gulf States' costs are $219 million. The filing also updates the requested storm reserve amounts, requesting $87 million for Entergy Gulf States. Hearings are scheduled for April 2007. Securitization is authorized by a law signed by the Governor of Louisiana in May 2006. The filings are discussed in more detail in Note 2 to the financial statements.

Texas Service Territory - Retail Base Rates

Entergy Gulf States is operating in Texas under a base rate freeze that has remained in effect during the delay in the implementation of retail open access in Entergy Gulf States' Texas service territory. In June 2005, a Texas law was enacted that provides that Entergy Gulf States may not file a general base rate case in Texas before June 30, 2007, but may seek before then recovery of certain incremental purchased power capacity costs and may recover reasonable and necessary transition to competition costs. In July 2005, Entergy Gulf States filed with the PUCT a request for implementation of an incremental purchased capacity rider. An $18 million annual rider was made effective December 1, 2005 but is subject to reconciliation. As authorized by the Texas legislation, in August 2005, Entergy Gulf States filed with the PUCT an application for recovery of its transition to competition costs. As part of a unanimous settlement agreement in principle approved by the PUCT, Entergy Gulf States is recovering $14.5 million per year in transition to competition costs over a 15-year period. Entergy Gulf States implemented rates based on this revenue level on March 1, 2006. Discussion of the recently passed Texas legislation is in Note 2 to the financial statements.

Texas Service Territory - Fuel Recovery

Entergy Gulf States' Texas rate schedules include a fixed fuel factor to recover fuel and purchased power costs, including carrying charges, not recovered in base rates. The fixed fuel factor formula was revised and approved by a PUCT order in August 2006. The new formula was implemented in September 2006. Under the new method, semi-annual revisions of the fixed fuel factor will continue to be made in March and September based on the expected change in the market price of natural gas over the next 12 months. The method also accounts for changes in resource mix and retail sales. Entergy Gulf States will likely continue to use this method until retail open access begins in Texas. To the extent actual costs vary from the fixed fuel factor, refunds or surcharges are required or permitted. The amounts collected under the fixed fuel factor through the start of retail open access are subject to fuel reconciliation proceedings before the PUCT. The PUCT fuel cost reviews that were resolved during the past year or are currently pending are discussed in Note 2 to the financial statements.

Texas Service Territory - Incremental Purchased Capacity Rider

Entergy Gulf States' Texas rate schedules include an incremental purchased capacity recovery rider to recover certain purchased capacity costs that are incremental to the same costs included in base rates, adjusted for load growth. The PUCT's February 2006 order approving the first incremental purchased capacity recovery rider allows for recovery of such costs incurred on and after September 1, 2005. Entergy Gulf States may petition semi-annually (March and September) to revise the rider, and all amounts collected under the rider are subject to reconciliation proceedings before the PUCT. The law authorizing the incremental purchased capacity recovery rider limits annual cost recovery under the rider to an amount equivalent to five percent of annual base rate revenues. The rider expires upon the introduction of retail open access or the implementation of new base rates.

Entergy Louisiana

Formula Rate Plan

In May 2005, the LPSC approved a rate settlement that includes the adoption of a three-year formula rate plan, the terms of which include an ROE mid-point of 10.25% for the initial three-year term of the plan and permit Entergy Louisiana to recover incremental capacity costs outside of a traditional base rate proceeding. Under the formula rate plan, over- and under-earnings outside an allowed regulatory range of 9.45% to 11.05% will be allocated 60% to customers and 40% to Entergy Louisiana. The initial formula rate plan filing was made in May 2006 based on a 2005 test year with rates effective September 2006. In addition, there is the potential to extend the formula rate plan beyond the initial three-year effective period by mutual agreement of the LPSC and Entergy Louisiana. Entergy Louisiana's 2006 formula rate plan filing is discussed in Note 2 to the financial statements.

Fuel Recovery

Entergy Louisiana's rate schedules include a fuel adjustment clause (FAC) designed to recover the cost of fuel and purchased power costs. The FAC contains a surcharge or credit for deferred fuel expense and related carrying charges arising from the monthly reconciliation of actual fuel costs incurred with fuel cost revenues billed to customers.

In the Delaney vs. Entergy Louisiana proceeding, the LPSC ordered Entergy Louisiana, beginning with the May 2000 FAC filing, to re-price costs flowed through its FAC related to the Evangeline gas contract so that the price included for FAC recovery shall thereafter be at the rate of the Henry Hub first of the month cash market price (as reported by the publication Inside FERC) plus $0.24 per mmBtu for the month for which FAC is calculated, irrespective of the actual cost for the Evangeline contract quantity reflected in that month's FAC.

To help stabilize electricity costs, Entergy Louisiana received approval from the LPSC in 2001 to hedge its exposure to natural gas price volatility through the use of financial instruments. Entergy Louisiana hedges approximately one-third of the projected natural gas volumes used to serve its native electric load for all months of the year. The hedge quantity is reviewed on an annual basis.

In September 2002, Entergy Louisiana settled a proceeding that concerned a contract entered into by Entergy Louisiana to purchase, through 2031, energy generated by a hydroelectric facility known as the Vidalia project. In the settlement, the LPSC approved Entergy Louisiana's proposed treatment of the regulatory effect of the benefit from a tax accounting election related to that project. In general, the settlement permits Entergy Louisiana to keep a portion of the tax benefit in exchange for bearing the risk associated with sustaining the tax treatment. The LPSC settlement divided the term of the Vidalia contract into two segments: 2002-2012 and 2013-2031. During the first eight years of the 2002-2012 segment, Entergy Louisiana agreed to credit rates by flowing through its fuel adjustment calculation $11 million each year, beginning monthly in October 2002. Entergy Louisiana must credit rates in this way and by this amount even if Entergy Louisiana is unable to sustain the tax deduction. Entergy Louisiana also must credit rates by $11 million each year for an additional two years unless either the tax accounting method elected is retroactively repealed or the IRS denies the entire deduction related to the tax accounting method. Entergy Louisiana agreed to credit ratepayers additional amounts unless the tax accounting election is not sustained, if it is challenged. During the years 2013-2031, Entergy Louisiana and its ratepayers would share the remaining benefits of this tax accounting election. Note 8 to the financial statements contains further discussion of the obligations related to the Vidalia project.

Storm Cost Recovery

In April 2006, Entergy Louisiana completed the $14 million interim recovery of storm costs through the FAC pursuant to an LPSC order. Effective in September 2006, interim recovery of $2 million per month was instituted via the formula rate plan. Interim recovery will continue until a final decision is reached by the LPSC with respect to Entergy Louisiana's supplemental and amending storm cost recovery application, which was filed in July 2006. This filing seeks, among other things, to recover $467 million in storm-related costs incurred through May 31, 2006, establish an annual revenue requirement based on a ten-year levelized rate, authorize recovery through proposed Storm Cost Recovery Riders, and build a $132 million storm reserve.

On February 28, 2007, Entergy Louisiana and Entergy Gulf States filed rebuttal testimony and filed a supplemental and amending application by which they seek authority from the LPSC to securitize their storm cost recovery and storm reserve amounts. The filing updates actual storm-related costs through January 2007 and estimated future costs, declaring that Entergy Louisiana's costs are $561 million. The filing also updates the requested storm reserve amounts, requesting $141 million for Entergy Louisiana. Hearings are scheduled for April 2007. Securitization is authorized by a law signed by the Governor of Louisiana in May 2006. The filings are discussed in more detail in Note 2 to the financial statements.

Entergy Mississippi

Performance-Based Formula Rate Plan

Entergy Mississippi is operating under a December 2002 MPSC order whereby Entergy Mississippi files a performance-based formula rate plan annually on or before March 15. The formula rate plan compares the prior year's annual earned rate of return to, and adjusts it against, a benchmark rate of return. The benchmark rate of return is calculated under a separate formula within the formula rate plan. The formula rate plan allows for periodic small prospective adjustments in rates, up to an amount that would produce a change in Entergy Mississippi's overall revenue of almost 2%, based on a comparison of actual earned returns to benchmark returns and upon certain performance factors. Entergy Mississippi's 2006 formula rate plan filing is discussed in Note 2 to the financial statements.

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

Storm Cost Recovery

In October 2006, the Mississippi Development Authority approved for payment and Entergy Mississippi received $81 million in CDBG funding for Hurricane Katrina costs. The MPSC then issued a financing order authorizing the issuance of $48 million of state bonds, with $8 million for the remainder of Entergy Mississippi's certified Hurricane Katrina restoration costs and $40 million for the increase in Entergy Mississippi's storm damage reserve.

Entergy New Orleans

Formula Rate Plans

Entergy New Orleans' 2005 formula rate plan included a target equity ratio of 45% as well as a mid-point return on equity of 10.75%. The ROE band-width was 100 basis points from the mid-point for electric operations (allowed earnings range of 9.75% to 11.75%). For gas operations, the ROE band-width was 50 basis points from the mid-point (allowed earnings range of 10.25% to 11.25%).

Entergy New Orleans made its 2006 formula rate plan filings with the City Council in June 2006. The City Council has approved a settlement agreement that allows for phased-in rate increases for electric and gas through 2008. The settlement calls for Entergy New Orleans to file a base rate case by July 31, 2008 and will include storm costs in excess of federal funding and insurance proceeds. The settlement agreement discontinues the formula rate plan and the generation performance-based plan but permits Entergy New Orleans to file an application to seek authority to implement formula rate plan mechanisms no sooner than six months following the effective date of the implementation of the base rates resulting from the July 31,

 2008 base rate case. The filings are discussed in more detail in Note 2 to the financial statements.

Storm Cost Recovery

Refer to Note 2 to the financial statements for a discussion of Entergy New Orleans' efforts to recover storm-related costs.

Fuel Recovery

Entergy New Orleans' electric rate schedules include a fuel adjustment tariff designed to reflect no more than targeted fuel and purchased power costs, adjusted by a surcharge or credit for deferred fuel expense arising from the monthly reconciliation of actual fuel and purchased power costs incurred with fuel cost revenues billed to customers, including carrying charges. In June 2006, the City Council authorized the recovery of all Grand Gulf costs through Entergy New Orleans' fuel adjustment clause (a significant portion of Grand Gulf costs was previously recovered through base rates), and continued that authorization in approving the October 2006 formula rate plan filing settlement.

Entergy New Orleans' gas rate schedules include an adjustment to reflect estimated gas costs for the billing month, adjusted by a surcharge or credit similar to that included in the electric fuel adjustment clause, including carrying charges. In October 2005, the City Council approved modification of the current gas cost collection mechanism effective November 2005 in order to address concerns regarding its fluctuations, particularly during the winter heating season. The modifications are intended to minimize fluctuations in gas rates during the winter months.

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

Property and Other Generation Resources

Generating Stations

The total capability of the generating stations owned and leased by the Utility operating companies and System Energy as of December 31, 2006, is indicated below:
	Owned and Leased Capability MW(1)
Company	Total	Gas/Oil	Nuclear	Coal	Hydro

Entergy Arkansas	4,497	1,390	1,839	1,198	70
Entergy Gulf States	6,501	4,896	978	627	-
Entergy Louisiana	5,961	4,803	1,158	-	-
Entergy Mississippi	3,229	2,809	-	420	-
Entergy New Orleans	760	760	-	-	-
System Energy	1,139	-	1,139	-	-
Total	22,087	14,658	5,114	2,245	70

(1)

"Owned and Leased Capability" is the dependable load carrying capability as demonstrated under actual operating conditions based on the primary fuel (assuming no curtailments) that each station was designed to utilize.

The Entergy System's load and capacity projections are reviewed periodically to assess the need and timing for additional generating capacity and interconnections. These reviews consider existing and projected demand, the availability and price of power, the location of new loads, and the economy. Summer peak load in the Entergy System service territory is typically around 22,000 MW, with minimum load typically around 9,000 MW. In the 2002 time period, the Entergy System's long-term capacity resources, allowing for an adequate reserve margin, were approximately 3,000 MW less than the total capacity required for peak period demands. In this time period Entergy met its capacity shortages almost entirely through short-term power purchases in the wholesale spot market. In the fall of 2002 to 2003 timeframe the Entergy System began a program to add new resources to its existing generation portfolio. In the fall of 2002, Entergy began a process of issuing requests for proposal (RFP) to procure supply-side resources from sources other than the spot market to meet the unique regional needs of the Utility operating companies.

Entergy considers its System generation needs in three power supply role categories: (1) baseload (e.g. coal, nuclear, or other solid fuel generation); (2) load-following (e.g. combined cycle gas-fired, or CCGT); and (3) peaking. The relative supply and demand for these categories of generation vary by region of the Entergy System. For example, the northern end of the Entergy System has more baseload coal and nuclear generation than regional demand requires, but is short load-following or intermediate generation. In the southern end of the Entergy System, load would be more effectively served if gas-fired intermediate resources already in place were supplemented with additional solid fuel baseload generation.

The first RFP issued in the fall of 2002 sought resources needed to meet the estimated summer 2003 reliability requirements as well as longer-term resources through a broad range of wholesale power products, including short-term (less than one year), limited-term (1 to 3 years), and long-term contractual products and asset acquisitions. A detailed process that was overseen by an independent monitor was developed to evaluate submitted proposals. The following table illustrates the results of the RFP process for short-term, limited-term, and long-term resources acquired since the Fall 2002 RFP. The contracts that were awarded for the resources below were with non-affiliated suppliers, with the exception of the contracts with

 EWO Marketing for the sale of 185 MW to 206 MW from the RS Cogen plant and contracts with Entergy Power for the sale of approximately 100 MW from the Independence plant.

RFP	Short-term 3rd party	Limited-term affiliate	Limited-term 3rd party	Long-term affiliate	Long-term 3rd party	Total

Fall 2002	0 MW	185-206 MW (a)	231 MW	101-121 MW (b)	718 MW	1,235-1,276 MW
January 2003 supplemental	222 MW	-	-	-	-	222 MW
Spring 2003	-	0 MW	381 MW	(c)	0 MW	381 MW
Fall 2003	-	0 MW	390 MW	-	-	390 MW
Fall 2004	-	n/a	1,250 MW	-	-	1,250 MW
Total	222 MW	185-206 MW	2,252 MW	101-121 MW	718 MW	3,478 - 3,519 MW

(a)	Includes a conditional option to increase the capacity up to the upper bound of the range.
(b)	The contracted capacity will increase from 101 MW to 121 MW in 2010.
(c)

This table does not reflect (i) the River Bend 30% life-of-unit power purchase agreements totaling approximately 300 MW between Entergy Gulf States and Entergy Louisiana, and between Entergy Gulf States and Entergy New Orleans related to Entergy Gulf States' unregulated portion of the River Bend nuclear station, which portion was formerly owned by Cajun Electric Power Cooperative, Inc. or (ii) the Entergy Arkansas wholesale base load capacity life-of-unit power purchase agreements totaling approximately 220 MW between Entergy Arkansas and Entergy Louisiana and between Entergy Arkansas and Entergy New Orleans related to the sale of a portion of Entergy Arkansas' coal and nuclear base load resources (which were not included in retail rates) to Entergy Louisiana and Entergy New Orleans executed in 2003; or (iii) 12 month agreements between Entergy Arkansas and Entergy Gulf States and between Entergy Arkansas and Entergy Mississippi relating to the sale of a portion of Entergy Arkansas' coal and nuclear base load resources (which were not included in retail rates) to Entergy Gulf States and Entergy Mississippi executed in 2005. These resources were identified outside of the formal RFP process but were submitted as formal proposals in response to the Spring 2003 RFP, which confirmed the economic merits of these resources.

Entergy Louisiana purchased the 718 MW, gas-fired Perryville plant in June 2005 for approximately $162.5 million. Entergy Louisiana owns 100% of the plant and will retain 25% of the output for Entergy Louisiana customers, selling 75% of the output to Entergy Gulf States under Service Schedule MSS-4 of the Entergy System Agreement.

Entergy Mississippi purchased the 480 MW Attala plant in January 2006 for $88 million. Attala is a gas-fired power generating facility located near Kosciusko, Mississippi.

In 2005, Entergy Gulf States entered into a 485 MW contract for capacity and energy from Calpine Energy Services, L.P.'s and Carville Energy Center, LLC's Carville Energy Center. This contract, which has a one-year delivery term beginning in July 2005, was the result of bilateral negotiations conducted at the direction of the LPSC. During 2006 Entergy Gulf States extended the contract with Carville for an additional eleven months with the new contract expiring on May 31, 2007. In 2005 Entergy Louisiana also entered into a 179 MW contract for capacity and energy from Occidental Chemical Corporation's Taft Cogeneration Facility, which was also the result of bilateral negotiations conducted at the direction of the LPSC. This contract has a three-year delivery term that began in July 2005. The Utility operating companies entered into contracts with Exelon in 2006 including a one-year contract beginning in May 2007 to purchase up to 150 MW of unit-contingent capacity and energy and a two-year contract beginning in May 2008 to purchase up to 300 MW of unit-contingent capacity and energy.

In addition to the resources already identified, the Entergy System preferentially allocated to Entergy Gulf States and Entergy Louisiana 800 MW of annual block energy purchases as a part of its Summer 2005 resource plan. All of these transactions reached their contract termination date by June 2005. Block energy products help the Entergy System meet several of the objectives outlined in its planning principles. Block purchases allow the

 Utility operating companies to meet their need for baseload resources, while matching resources with demand and helping to provide price stability. In addition, block energy purchases also provide a means by which individual operating companies can move their total production costs closer to the Entergy System average. The Entergy System preferentially allocated a 100 MW annual block transaction to Entergy Gulf States for the calendar year 2006. For the calendar year 2007, the Entergy System has preferentially allocated two transactions totaling 200 MW to Entergy Gulf States, Entergy Louisiana, and Entergy Mississippi.

As part of the ongoing needs assessment and RFP process, Entergy Services issued an RFP for long-term resources in January 2006. Entergy Services sought to acquire a target of up to approximately 1,000 MW of long-term solid fuel resources and a target of up to approximately 1,000 MW of long-term CCGT resources through economically and operationally attractive proposals in the 2006 long-term RFP. It currently is anticipated that the long-term resources will include life-of-unit proposals for existing facilities and projects that may be developed or completed in the future. Entergy Services identified a self-build option to be located at Entergy Louisiana's Little Gypsy facility in this RFP, and Entergy competitive affiliates were also allowed to submit proposals. Based upon the final evaluation of the proposals submitted in response to the 2006 RFP for long-term supply side resources, on January 31, 2007, Entergy Services was authorized as agent for the respective purchasing Utility operating companies to enter into further negotiations with several selected resources as summarized below:

  2 CCGT resources representing over 1,300 MW of capacity for further negotiation.
  2 solid fuel resources representing between approximately 730 to 880 MW of capacity for further negotiation. This includes the selection of the Little Gypsy repowering self-build option identified by Entergy Services in the RFP.

In October 2006, Entergy Services issued an RFP for limited-term capacity resources. This RFP is ongoing, and the selection of proposals currently is anticipated to be completed in February 2007.

On January 31, 2007 Entergy Gulf States announced that it has signed an agreement to purchase the Calcasieu Generating Facility, a 322 MW power plant, from Dynegy Inc., for approximately $57 million. The facility is a simple-cycle gas-fired generating facility located near the city of Sulphur in southwestern Louisiana. Units 1 and 2 of the facility entered commercial service in 2000 and 2001, respectively. The acquisition of a modern, quick-start peaking generation resource such as Calcasieu will help meet Entergy System and regional load following capacity requirements and is expected to provide long-term savings for customers when compared to other alternatives. Entergy Gulf States plans to invest approximately $6 million in facility upgrades at the Calcasieu generating facility with transaction costs estimated at $3 million, bringing the total capital cost of the project to approximately $66 million.

Entergy Louisiana and Entergy New Orleans currently have three long-term contracts to procure electric power from affiliates, which were filed with the FERC for approval, as follows: (a) a life-of-unit purchased power agreement with Entergy Gulf States for approximately 200 MW (Entergy Louisiana) and 100 MW (Entergy New Orleans) of capacity and associated energy from Entergy Gulf States' River Bend nuclear station (RB PPAs); (ii) a life-of-unit purchased power agreement with Entergy Arkansas for 110 MW each of capacity and associated energy from a portion of Entergy Arkansas' wholesale baseload coal and nuclear generating resources (WBL PPAs); and (iii) a life-of-unit purchased power agreement for approximately 50 MW each of capacity and associated energy from Entergy Power's share of the Independence plant (ISES PPAs). The contracts were filed with the FERC, hearings were held to review the justness and reasonableness of the agreements, and the FERC ALJ issued an initial decision generally recommending approval of the PPAs.

In September 2006, the FERC issued an order in the proceeding that: (1) affirmed the ALJ's initial decision that the RB PPAs, WBL PPAs, and ISES PPAs were just, reasonable, and not unduly discriminatory; however, the FERC did limit the term of the ISES PPAs to ten years to coincide with the ten-year analysis used to justify those contracts; (2) determined that the Utility operating companies improperly used information obtained through their 2002 RFP process to price the WBL PPAs, which FERC found to be a violation of Entergy's code of conduct, and ordered Entergy Arkansas' retained share of Grand Gulf be removed from the WBL PPAs, but approved the remaining portion of the WBL PPAs; (3) indicated that Entergy Arkansas' retained share of Grand Gulf could be separately contracted for by Entergy Louisiana and Entergy New Orleans "at the cost-

based price of $46 per MWh;" (4) agreed with the ALJ that "the design and implementation of Entergy's RFP process, while not without flaws, worked in this instance;" (5) ordered the Utility operating companies to consider transmission costs "as a price factor" and that future analysis compare the delivered cost of the resource when evaluating RFP bids; and (6) approved the Entergy System's allocation of the PPAs among the Utility operating companies. On October 26, 2006, the Utility operating companies filed with the FERC a request for rehearing/clarification on the issues of the shortening of the term of the ISES PPAs, the finding of a violation of Entergy's code of conduct, and the finding that the cost-based rate for Entergy Arkansas' retained share of the Grand Gulf capacity is $46 per MWh. In November 2006, the FERC granted rehearing for further consideration of the September 2006 order. The rehearing grant allows the FERC additional time for consideration of the matters raised in the request for rehearing.

Interconnections

The Entergy System's generating units are interconnected by a transmission system operating at various voltages up to 500 kV. These generating units consist primarily of steam-electric production facilities and are centrally dispatched and operated. Entergy's Utility operating companies are interconnected with many neighboring utilities. In addition, the Utility operating companies are members of the SERC Reliability Corporation. The primary purpose of SERC is to ensure the reliability and adequacy of the electric bulk power supply in the southeast region of the United States. SERC is a member of the North American Electric Reliability Corporation.

Gas Property

As of December 31, 2006, Entergy New Orleans distributed and transported natural gas for distribution solely within New Orleans, Louisiana, through a total of 33 miles of gas transmission pipeline, 1,498 miles of gas distribution pipeline, and 1,027 miles of gas service pipeline from the distribution mains to the customers. As of December 31, 2006, the gas properties of Entergy Gulf States, which are located in and around Baton Rouge, Louisiana, were not material to Entergy Gulf States' financial position.

Titles

The Entergy System's generating stations are generally located on properties owned in fee simple. Most of the substations and transmission and distribution lines are constructed on private property or public rights-of-way pursuant to easements, servitudes, or appropriate franchises. Some substation properties are owned in fee simple. The Utility operating companies generally have the right of eminent domain, whereby they may perfect title to, or secure easements or servitudes on, private property for their utility operations.

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

Fuel Supply

The sources of generation and average fuel cost per kWh for the Utility operating companies and System Energy for the years 2004-2006 were:

	Natural Gas		Fuel Oil		Nuclear		Coal		Purchased Power
Year	% of Gen	Cents Per kWh	% of Gen	Cents Per kWh	% of Gen	Cents Per kWh	% of Gen	Cents Per kWh	% of Gen	Cents Per kWh

2006	15	8.52	-	13.58	33.51		11	1.77	41	5.50
2005	18	9.81	3	7.09	33.49		12	1.57	34	6.33
2004	15	7.31	4	5.02	35.49		13	1.39	33	4.51

Actual 2006 and projected 2007 sources of generation for the Utility operating companies and System Energy, including certain power purchases from affiliates under life of unit power purchase agreements, are:

	Natural Gas		Fuel Oil		Nuclear		Coal		Purchased Power
	2006	2007	2006	2007	2006	2007	2006	2007	2006	2007

Entergy Arkansas (a)	-	-	-	-	45%	49%	22%	23%	33%	27%
Entergy Gulf States	21%	22%	-	-	19%	16%	11%	11%	49%	50%
Entergy Louisiana	23%	20%	1%	1%	36%	44%	2%	2%	38%	33%
Entergy Mississippi	24%	34%	3%	1%	2%	2%	18%	25%	53%	38%
Entergy New Orleans	15%	42%	-	-	26%	29%	9%	12%	50%	18%
System Energy	-	-	-	-	100%(b)	100%(b)	-	-	-	-

Utility (a)	15%	17%	-	-	33%	36%	11%	12%	41%	34%

(a)	Hydroelectric power provided less than 1% of Entergy Arkansas' generation in 2006 and is expected to provide approximately 1% of its generation in 2007.
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

Natural Gas

The Utility operating companies have long-term firm and short-term interruptible gas contracts. Long-term firm contracts for power plants comprise less than 20% of the Utility operating companies' total requirements but can be called upon, if necessary, to satisfy a significant percentage of the Utility operating companies' needs. Short-term contracts and spot-market purchases satisfy additional gas requirements. Entergy Gulf States owns a gas storage facility that provides reliable and flexible natural gas service to certain generating stations.

Entergy Louisiana has a long-term natural gas supply contract, which expires in 2012, in which Entergy Louisiana agreed to purchase natural gas in annual amounts equal to approximately one-third of its projected annual fuel requirements for certain generating units. Annual demand charges associated with this contract are estimated to be $7.2 million. Such charges aggregate $43 million for the years 2007 through 2012.

Many factors, including wellhead deliverability, storage and pipeline capacity, and demand requirements of end users, influence the availability and price of natural gas supplies for power plants. Demand is tied to weather conditions as well as to the prices of other energy sources. Natural gas supplies were significantly disrupted in 2005 due to Hurricanes Katrina and Rita (at one point up to 70% of the normal level of Gulf of Mexico production was unavailable), and disruptions continued into 2006. Nevertheless, Entergy's supplies of natural gas were adequate in 2006, and are expected to be adequate in 2007 as well. Pursuant to federal and state regulations, gas supplies to power plants may be interrupted during periods of shortage. To the extent natural gas supplies are disrupted or natural gas prices significantly increase, the Utility operating companies will use alternate fuels, such as oil, or rely to a larger extent on coal, nuclear generation, and purchased power.

Coal

Entergy Arkansas has a long-term contract for low-sulfur Powder River Basin (PRB) coal which expires in 2011, and is expected to provide for approximately 90% of Independence's expected coal requirements for 2007. Entergy Arkansas has committed to three medium-term (one- to three-year) contracts for approximately 67% of White Bluff's coal supply needs in 2007. These contracts are staggered in term so that not all contracts have to be renewed the same year. In addition to these medium term contracts, Entergy Arkansas has executed a medium-term supply agreement for about 6% of its annual needs for 2007 and 2008. Additional coal requirements for both Independence and White Bluff are satisfied by spot market or over-the-counter purchases and Entergy Arkansas continues to burn alternate fuels including both domestic and foreign coals. Entergy Arkansas has a long-term railroad transportation contract for the delivery of coal to both White Bluff and Independence that expires in 2011.

Entergy Gulf States has a medium term contract for the supply of low-sulfur PRB coal for Nelson Unit 6 which will expire in late 2007 and continues to burn alternate fuels including both domestic and foreign coals. Entergy Gulf States currently has two transportation requirements contracts with railroads to deliver coal to Nelson Unit 6 through 2007.

The operator of Big Cajun 2, Unit 3, Louisiana Generating, LLC, has advised Entergy Gulf States that it has adequate rail car and barge capacity to meet the volumes Entergy Gulf States has requested for 2007. Entergy Gulf States requests deliveries to Big Cajun 2, Unit 3 on an annual basis.

The Entergy Arkansas and Entergy Gulf States coal plants were originally designed for and have typically exclusively burned low-sulfur coal. While both Entergy Arkansas and Entergy Gulf States have adequately arranged for the supply of low-sulfur PRB coal, the railroads servicing these coal plants have not been performing at expected levels due to various issues including but not limited to apparent capacity constraints across their systems. As a result of these ongoing rail delivery issues, Entergy Arkansas and Entergy Gulf States may not receive all of the low-sulfur PRB coal required for maximum plant utilization. Thus, Entergy Arkansas and Entergy Gulf States plan to continue in their efforts to burn alternate fuels in addition to the PRB coal.

Nuclear Fuel

The nuclear fuel cycle consists of the following:

  mining and milling of uranium ore to produce a concentrate;
  conversion of the concentrate to uranium hexafluoride gas;
  enrichment of the hexafluoride gas;
  fabrication of nuclear fuel assemblies for use in fueling nuclear reactors; and
  disposal of spent fuel.

System Fuels, a company owned by Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans, is responsible for contracts to acquire nuclear material to be used in fueling Entergy's utility nuclear units, except for River Bend. System Fuels also maintains inventories of such materials during the various stages of processing. The Utility operating companies purchase enriched uranium hexafluoride from System Fuels, but contract separately for the fabrication of their own nuclear fuel. The requirements for River Bend are met pursuant to contracts made by Entergy Gulf States.

Based upon currently planned fuel cycles, Entergy's nuclear units have a diversified portfolio of contracts and inventory that provides substantially adequate nuclear fuel materials and conversion and enrichment services at reasonably predictable prices over the next several years. Nevertheless, uranium market supply became extremely limited in 2006 and remains so in early 2007, and predictable pricing is not currently available at reasonable cost for new commitments. Market prices for uranium concentrates have risen since December 2000 from about $7 per pound to a December 2006 value of over $70 per pound and upward price pressure has continued into 2007.

The rising nuclear fuel market prices will affect the U.S. nuclear utility industry, including Entergy, first in its cash flow requirements for fuel acquisition, and then some time later in its nuclear fuel expense. For example, for a nuclear fleet the size of Entergy's, the current market value of annual enriched uranium requirements has increased by several hundred million dollars compared to about five years ago. As nuclear fuel installed in the core in power plants is replaced fractionally over an approximate five-year period, nuclear fuel expense will eventually, with a time lag, reflect current market realities and can be expected to increase from the current reported industry levels of about 0.5 cents per kwh to 1.0 cents per kwh or higher. Entergy's nuclear fuel contract portfolio provides substantial price hedging against the full extent of market realities for several years, but the market trends will eventually affect the costs of all nuclear plant operators.

Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and System Energy each have made arrangements to lease nuclear fuel and related equipment and services. The lessors finance the acquisition and ownership of nuclear fuel through credit agreements and the issuance of notes. These arrangements are subject to periodic renewal. See Note 10 to the financial statements for a discussion of nuclear fuel leases.

Natural Gas Purchased for Resale

Entergy New Orleans has several suppliers of natural gas.  Its system is interconnected with three interstate and three intrastate pipelines.  Entergy New Orleans' primary suppliers currently are Atmos Energy, Enbridge Marketing, and Sequent Energy.  Entergy New Orleans has a "no-notice" service gas purchase contract with Atmos Energy which guarantees Entergy New Orleans gas delivery at specific delivery points and at any volume within the minimum and maximum set forth in the contract amounts.  The Atmos Energy gas supply is transported to Entergy New Orleans pursuant to a transportation service agreement with Gulf South Pipeline Co.  This service is subject to FERC-approved rates.  Entergy New Orleans also makes interruptible spot market purchases.  In recent years, natural gas deliveries to Entergy New Orleans have been subject primarily to weather-related curtailments.  However, Entergy New Orleans experienced no such curtailments in 2006.

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

Entergy Gulf States purchases natural gas for resale under a firm contract from Enbridge Marketing (U.S.) Inc. (formerly Mid Louisiana Gas Company).  The contract termination date is September 1, 2008, but the contract will continue annually at the end of the term unless prior notice is given by Entergy Gulf States.

Federal Regulation of the Utility

State or local regulatory authorities, as described above, regulate the retail rates of the Utility operating companies. FERC regulates wholesale rates (including intrasystem sales pursuant to the System Agreement) and interstate transmission of electricity, as well as rates for System Energy's sales of capacity and energy from Grand Gulf to Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans pursuant to the Unit Power Sales Agreement.

System Agreement (Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans)

The Utility operating companies historically have engaged in the coordinated planning, construction, and operation of generating and bulk transmission facilities under the terms of the System Agreement, which is a rate schedule that has been approved by the FERC. Under the terms of the System Agreement, generating capacity and other power resources are jointly operated by the Utility operating companies. The System Agreement provides, among other things, that parties having generating reserves greater than their load requirements (long companies) shall receive payments from those parties having deficiencies in generating reserves (short companies). Such payments are at amounts sufficient to cover certain of the long companies' costs for intermediate and peaking oil/gas-fired generation, including operating expenses, fixed charges on debt, dividend requirements on preferred equity, and a fair rate of return on common equity investment. Under the System Agreement, these charges are based on costs associated with the long companies' steam electric generating units fueled by oil or gas and having an annual average heat rate above 10,000 Btu/kWh. In addition, for all energy exchanged among the Utility operating companies under the System Agreement, the companies purchasing exchange energy are required to pay the cost of fuel consumed in generating such energy plus a charge to cover other associated costs.

See "System Agreement Proceedings" in the "Significant Factors and Known Trends" section of Entergy Corporation and Subsidiaries Management's Discussion and Analysis for discussion of the proceeding at the FERC involving the System Agreement and other related proceedings.

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

FERC Investigations

See "FERC Investigations" in the "Significant Factors and Known Trends" section of Entergy Corporation and Subsidiaries Management's Discussion and Analysis.

Market-based Rate Authority

See "Market-based Rate Authority" in the "Significant Factors and Known Trends" section of Entergy Corporation and Subsidiaries Management's Discussion and Analysis.

Interconnection Orders

See "Interconnection Orders" in the "Significant Factors and Known Trends" section of Entergy Corporation and Subsidiaries Management's Discussion and Analysis.

Other Co-Owner and Customer-Initiated Proceedings at FERC

See Note 2 to the financial statements for a discussion of the proceeding commenced at the FERC by Arkansas Electric Cooperative, a co-owner of the Independence and White Bluff coal-fired power plants.

On February 17, 2005, ExxonMobil Chemical Company and ExxonMobil Refining & Supply Company (ExxonMobil) filed a complaint with FERC against Entergy Services and the Utility operating companies. The complaint alleges that the Entergy defendants have violated Entergy's open access transmission tariff, as well as its interconnection and operating agreement with ExxonMobil, by not allowing ExxonMobil to net its station power needs at its industrial complex in Baton Rouge, Louisiana. ExxonMobil also alleges that the Entergy defendants have been charging rates that are not on file with the FERC and that the Entergy defendants' monthly facilities charge is contrary to the FERC's current interconnection pricing policy. ExxonMobil states that such violations have resulted in monetary losses to it in excess of $5 million. Entergy believes that it has complied with the provisions of its open access transmission tariff and the provisions of the interconnection and operating agreement. On April 18, 2005, the FERC (1) rejected as unfounded ExxonMobil's allegation concerning the netting of its station power needs; and (2) set for hearing the question of whether the facility upgrades and related charges are subject to FERC jurisdiction and, if so, when they became subject to FERC jurisdiction, whether the monthly facility charge violated FERC pricing policy, and whether any refunds are appropriate. The FERC then held the hearing in abeyance in order to provide the parties an opportunity to settle their dispute before hearing procedures commence. Entergy and ExxonMobil have reached a settlement in this proceeding that will include a site-specific retail rate proposal that is subject to LPSC approval. The LPSC approved the site-specific agreement in November 2006. On January 11, 2007, Entergy filed the settlement agreement with the FERC.

System Energy and Related Agreements

System Energy recovers costs related to its interest in Grand Gulf through rates charged to Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans for capacity and energy under the Unit Power Sales Agreement (described below). In December 1995, System Energy commenced a rate proceeding at the FERC. In July 2001, the rate proceeding became final, with the FERC approving a prospective 10.94% return on equity. The FERC's decision also affected other aspects of System Energy's charges to the Utility operating companies that it supplies with power. In 1998, the FERC approved requests by Entergy Arkansas and Entergy Mississippi to accelerate a portion of their Grand Gulf purchased power obligations. Entergy Arkansas' and Entergy Mississippi's acceleration of Grand Gulf purchased power obligations ceased effective July 2001 and July 2003, respectively, as approved by FERC.

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

In the case of Entergy Arkansas and Entergy Louisiana, payments are also recovered through sales of electricity from their respective retained shares of Grand Gulf. Under a settlement agreement entered into with the APSC in 1985 and amended in 1988, Entergy Arkansas retains 22% of its 36% share of Grand Gulf-related costs and recovers the remaining 78% of its share in rates. In the event that Entergy Arkansas is not able to sell its retained share to third parties, it may sell such energy to its retail customers at a price equal to its avoided cost, which is currently less than Entergy Arkansas' cost from its retained share. Entergy Arkansas has life-of-resources purchased power agreements with Entergy Louisiana and Entergy New Orleans that sell a portion of the output of Entergy Arkansas' retained share of Grand Gulf to those companies. In a series of LPSC orders, court decisions, and agreements from late 1985 to mid-1988, Entergy Louisiana was granted rate relief with respect to costs associated with Entergy Louisiana's share of capacity and energy from Grand Gulf, subject to certain terms and conditions. Entergy Louisiana retains and does not recover from retail ratepayers 18% of its 14% share of the costs of Grand Gulf capacity and energy and recovers the remaining 82% of its share in rates. Entergy Louisiana is allowed to recover through the fuel adjustment clause 4.6 cents per kWh for the energy related to its retained portion of these costs. Alternatively, Entergy Louisiana may sell such energy to non-affiliated parties at prices above the fuel adjustment clause recovery amount, subject to the LPSC's approval.

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

Service Companies

Entergy Services, a corporation wholly-owned by Entergy Corporation, provides management, administrative, accounting, legal, engineering, and other services primarily to the Utility operating companies. Entergy Operations is also wholly-owned by Entergy Corporation and provides nuclear management, operations and maintenance services under contract for ANO, River Bend, Waterford 3, and Grand Gulf, subject to the owner oversight of Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and System Energy, respectively. Entergy Services and Entergy Operations provide their services to the Utility operating companies and System Energy on an "at cost" basis, pursuant to cost allocation methodologies for these service agreements that were approved by the FERC.

Entergy Louisiana Corporate Restructuring

Effective December 31, 2005, Entergy Louisiana, LLC, a limited liability company organized under the laws of the State of Texas, as part of a restructuring involving a Texas statutory merger-by-division succeeded to all of the regulated utility operations of Entergy Louisiana, Inc. Entergy Louisiana, LLC was allocated substantially all of the property and other assets of Entergy Louisiana, Inc., including all assets used to provide retail and wholesale electric service to Entergy Louisiana, Inc.'s customers. Entergy Louisiana, LLC also assumed substantially all of the liabilities of Entergy Louisiana, Inc., including all of its debt securities and leases but excluding the outstanding preferred stock of Entergy Louisiana, Inc.

As the operator of Entergy Louisiana, Inc.'s retail utility operations, Entergy Louisiana, LLC is subject to the jurisdiction of the LPSC over electric service, rates and charges to the same extent that the LPSC possessed jurisdiction over Entergy Louisiana, Inc.'s retail utility operations. The restructuring is intended to reduce corporate franchise taxes. The restructuring implemented a recommendation from the LPSC staff and is expected to result in a decrease in Entergy Louisiana, LLC's rates to its Louisiana retail customers.

On December 31, 2005, and immediately prior to the formation of Entergy Louisiana, LLC, Entergy Louisiana, Inc. changed its state of incorporation from Louisiana to Texas and its name to Entergy Louisiana Holdings, Inc. Upon the effectiveness of the statutory merger-by-division on December 31, 2005, Entergy Louisiana, LLC was organized and Entergy Louisiana Holdings held all of Entergy Louisiana, LLC's common membership interests. All of the common membership interests of Entergy Louisiana, LLC continue to be held by Entergy Louisiana Holdings and all of the common stock of Entergy Louisiana Holdings continues to be held by Entergy Corporation. As part of the merger-by-division, Entergy Louisiana Holdings succeeded to Entergy Louisiana, Inc.'s rights and obligations with respect to Entergy Louisiana, Inc.'s outstanding preferred stock, which had an aggregate par value of approximately $100 million. In June 2006, Entergy Louisiana Holdings redeemed all of its preferred stock and amended its charter to eliminate authority to issue any future series of preferred stock.

Entergy Louisiana Holdings also holds all of the common membership interests in Entergy Louisiana Properties, LLC, a Texas limited liability company that, as part of the restructuring, was organized and allocated the Entergy Louisiana, Inc. assets not allocated to Entergy Louisiana, LLC. The assets allocated to Entergy Louisiana Properties were two tracts of undeveloped real estate, known as the St. Rosalie and Wilton Plant sites, and Entergy Louisiana, Inc.'s equity ownership interest in and a long-term note receivable from System Fuels, Inc., a company also owned by Entergy Arkansas, Entergy Mississippi, and Entergy New Orleans, which implements and maintains certain programs for the purchase, delivery and storage of fuel supplies for the Utility. Entergy Louisiana Properties also assumed any obligations and liabilities relating to these assets. The book value of the assets allocated to Entergy Louisiana Properties is approximately $33 million.

As result of the merger-by-division and related accounting, the balance sheet of Entergy Louisiana, LLC carried forward the retained earnings of Entergy Louisiana, Inc. at December 31, 2005. The Federal Power Act restricts the ability of a public utility to pay dividends out of capital. As a result of its restructuring and the related accounting, Entergy Louisiana, LLC applied to the FERC for a declaratory order to pay distributions on its common and preferred membership interests from the following sources: (1) the amount of Entergy Louisiana, Inc.'s retained earnings immediately prior to its restructuring on December 31, 2005; (2) an amount in excess of the amount in (1) over a transition period not expected to last more than 3 years so long as Entergy Louisiana, LLC's proprietary capital ratio is, and will remain, above 30%; and (3) the amount of Entergy Louisiana, LLC's retained earnings after the restructuring. The FERC granted the declaratory order on January 23, 2006. Distributions paid by Entergy Louisiana, LLC on its common membership interests to Entergy Louisiana Holdings may, in turn, be paid by Entergy Louisiana Holdings to its common and preferred stockholders without the need for FERC approval. As a wholly-owned subsidiary, Entergy Louisiana Holdings dividends its earnings to Entergy Corporation, as the common stockholder, on a percentage determined monthly.

Entergy Louisiana, LLC does not join in the filing of Entergy's consolidated federal income tax return, although it will be consolidated for financial reporting purposes. Entergy Louisiana, LLC will file a separate federal income tax return, will pay federal income taxes on a stand-alone basis, and will not be a party to the Entergy System's intercompany tax allocation agreement. Entergy Louisiana, LLC may make elections for tax purposes that may differ from those made by the Entergy consolidated tax group, which may result in Entergy Louisiana, LLC having more exposure to tax liability than it would have had, had it been included in the Entergy consolidated tax return. Entergy Louisiana Holdings will continue as a party to the Entergy System's intercompany tax allocation agreement.

After the merger-by-division, Entergy Louisiana, LLC issued $100 million of its preferred membership interests, which grant the holders thereof the power to vote together, as a single class, with Entergy Corporation as the holder of the common membership interests. The preferred membership interests have approximately 23% of the total voting power. Because Entergy Corporation, indirectly through Entergy Louisiana Holdings, owns all of the common membership interests in Entergy Louisiana, LLC, Entergy Corporation will be able to elect the entire board of directors of Entergy Louisiana, LLC, except in certain circumstances when distributions on Entergy Louisiana, LLC's preferred membership interests are in arrears.

Earnings Ratios of Registrant Subsidiaries

The Registrant Subsidiaries' ratios of earnings to fixed charges and ratios of earnings to combined fixed charges and preferred dividends or distributions pursuant to Item 503 of SEC Regulation S-K are as follows:

	Ratios of Earnings to Fixed Charges Years Ended December 31,
	2006	2005	2004	2003	2002

Entergy Arkansas	3.37	3.75	3.37	3.17	2.79
Entergy Gulf States	3.01	3.34	3.04	1.51	2.49
Entergy Louisiana	3.23	3.50	3.60	3.93	3.14
Entergy Mississippi	2.54	3.16	3.41	3.06	2.48
Entergy New Orleans	1.52	1.22	3.60	1.73	(a)
System Energy	4.05	3.85	3.95	3.66	3.25

	Ratios of Earnings to Combined Fixed Charges and Preferred Dividends or Distributions Years Ended December 31,
	2006	2005	2004	2003	2002

Entergy Arkansas	3.06	3.34	2.98	2.79	2.53
Entergy Gulf States	2.90	3.18	2.90	1.45	2.40
Entergy Louisiana	2.90	-	-	-	-
Entergy Mississippi	2.34	2.83	3.07	2.77	2.27
Entergy New Orleans	1.35	1.12	3.31	1.59	(a)

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

Property

Generating Stations

Entergy's Non-Utility Nuclear business owns the following nuclear power plants:

Power Plant	Acquired	Location	Annual Average Capacity	Reactor Type	License Expiration Date

Pilgrim	July 1999	Plymouth, MA	688 MW	Boiling Water Reactor	2012
FitzPatrick	Nov. 2000	Oswego, NY	838 MW	Boiling Water Reactor	2014
Indian Point 3	Nov. 2000	Buchanan, NY	1,041 MW	Pressurized Water Reactor	2015
Indian Point 2	Sept. 2001	Buchanan, NY	1,028 MW	Pressurized Water Reactor	2013
Vermont Yankee	July 2002	Vernon, VT	605 MW	Boiling Water Reactor	2012

Non-Utility Nuclear added 95 MW of capacity in 2006 through an uprate at Vermont Yankee. Entergy Non-Utility Nuclear filed with the NRC in 2006 for license extensions for Pilgrim, FitzPatrick, and Vermont Yankee, and intends to file with the NRC in 2007 for license extensions for Indian Point 2 and 3.

In July 2006, Entergy's Non-Utility Nuclear business reached an agreement to purchase Consumers Energy Company's 798 MW Palisades nuclear energy plant located near South Haven, Michigan for $380 million. The NRC recently renewed until 2031 the Palisades' operating license. Entergy's Non-Utility Nuclear business will acquire the plant, nuclear fuel, and other assets. Management expects to close the transaction in the second quarter 2007, pending the approvals of the NRC, the FERC, the Michigan Public Service Commission, and other regulatory agencies.

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

Energy and Capacity Sales

Entergy's Non-Utility Nuclear business has entered into power purchase agreements (PPAs) and other contracts with creditworthy counterparties to sell the energy produced by its power plants at prices established in the PPAs. Entergy continues to pursue opportunities to extend the existing PPAs and to enter into new PPAs with other parties. In addition to selling the power produced by its plants, the Non-Utility Nuclear business sells installed capacity to load-serving distribution companies in order for those companies to meet requirements placed on them by the ISO in their area. See "Commodity Price Risk - Power Generation" in the "Significant Factors and Known Trends" section of Entergy Corporation and Subsidiaries Management's Discussion and Analysis for additional information regarding these PPAs and other contracts.

In addition to the contracts discussed in "Significant Factors and Known Trends," Non-Utility Nuclear's purchase of the Vermont Yankee plant included a value sharing agreement providing for payments to the seller in the event that the plant's operating license is extended beyond its original expiration in 2012. Under the value sharing agreement, to the extent that the average annual price of the energy sales from the plant exceeds the specified strike price of $61/MWh, the Non-Utility Nuclear business will pay 50% of the amount exceeding the strike prices to Vermont Public Service. These payments, if required, will be recorded as adjustments to the purchase price of the plants. The value sharing would begin in 2012 and extend into 2022.

As part of the pending purchase of the Palisades plant, Entergy's Non-Utility Nuclear business executed a 15-year purchased power agreement with Consumers Energy for 100% of the plant's output, excluding any future uprates. Under the purchased power agreement, Consumers Energy will receive the value of any new environmental credits for the first ten years of the agreement. Entergy and Consumers Energy will share on a 50/50 basis the value of any new environmental credits for years 11 through 15 of the agreement. The environmental credits are defined as benefits from a change in law that causes capability of the plant as of the purchase date to become a tradable attribute (e.g., emission credit, renewable energy credit, environmental credit, "green" credit, etc.) or otherwise to have a market value.

Fuel Supply

Nuclear Fuel

The nuclear fuel requirements for Pilgrim, FitzPatrick, Indian Point 2, Indian Point 3, and Vermont Yankee are met pursuant to contracts made by Entergy's Non-Utility Nuclear business. Entergy Nuclear Fuels Company is responsible for contracts to acquire nuclear materials, except for fuel fabrication, for these non-utility nuclear plants. Upon successful closing of the acquisition of the Palisades nuclear plant, Entergy Nuclear Fuels

 Company will assume the same responsibility for Palisades.

Based upon currently planned fuel cycles, Entergy's nuclear units have a diversified portfolio of contracts and inventory that provides substantially adequate nuclear fuel materials and conversion and enrichment services at reasonably predictable prices over the next several years. Nevertheless, uranium market supply became extremely limited in 2006 and remains so in early 2007, and predictable pricing is not currently available at reasonable cost for new commitments. Market prices for uranium concentrates have risen since December 2000 from about $7 per pound to a December 2006 value of over $70 per pound and upward price pressure has continued into 2007.

The rising nuclear fuel market prices will affect the U.S. nuclear utility industry, including Entergy, first in its cash flow requirements for fuel acquisition, and then some time later in its nuclear fuel expense. For example, for a nuclear fleet the size of Entergy's, the current market value of annual enriched uranium requirements has increased by several hundred million dollars compared to about five years ago. As nuclear fuel installed in the core in power plants is replaced fractionally over an approximate five-year period, nuclear fuel expense will eventually, with a time lag, reflect current market realities and can be expected to increase from the current reported industry levels of about 0.5 cents per kwh to 1.0 cents per kwh or higher. Entergy's nuclear fuel contract portfolio provides substantial price hedging against the full extent of market realities for several years, but the market trends will eventually affect the costs of all nuclear plant operators.

Other Business Activities

Entergy Nuclear Power Marketing, LLC (ENPM) was formed in April 2006 to centralize the power marketing function for Non-Utility Nuclear. Commensurate with its formation, ENPM entered into long-term power purchase agreements with the Non-Utility Nuclear subsidiaries that own that business's power plants (generating subsidiaries). As part of a series of agreements, ENPM agreed to assume and/or otherwise service the existing power purchase agreements that were in effect between the generating subsidiaries and their customers. ENPM functions include origination of new energy and capacity transactions, generation scheduling, contract management (including billing and settlements), and market and credit risk mitigation.

Entergy Nuclear, Inc. pursues service agreements with other nuclear power plant owners who seek the advantages of Entergy's scale and expertise but do not necessarily want to sell their assets. Services provided by either Entergy Nuclear, Inc. or other Non-Utility Nuclear subsidiaries include engineering, operations and maintenance, fuel procurement, management and supervision, technical support and training, administrative support, and other managerial or technical services required to operate, maintain, and decommission nuclear electric power facilities. Entergy Nuclear, Inc. provided decommissioning services for the Maine Yankee nuclear power plant and continues to pursue opportunities for Non-Utility Nuclear with other nuclear plant owners through operating agreements or innovative arrangements such as structured leases.

In September 2003, Entergy's Non-Utility Nuclear business agreed to provide administrative support services for the 800 MW Cooper Nuclear Station located near Brownville, Nebraska. The contract is for 10 years, the remaining term of the plant's operating license. Entergy will receive $14 million in 2007 and in each of the remaining years of the contract. Entergy can also receive up to $6 million more per year beginning in 2007 if safety and regulatory goals are met. In addition, Entergy will be reimbursed for all employee-related expenses. In 2006, Entergy Nuclear, Inc. signed an agreement to provide license renewal services for the Cooper Nuclear Station.

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

Energy Commodity Services

Energy Commodity Services includes Entergy-Koch, LP and Entergy's non-nuclear wholesale assets business. The non-nuclear wholesale assets business sells to wholesale customers the electric power produced by power plants that it owns while it focuses on improving performance and exploring sales or restructuring opportunities for its power plants. Such opportunities are evaluated consistent with Entergy's market-based point-of-view. The non-nuclear wholesale assets business terminated new greenfield power development activity in 2002. Prior to 2005, Entergy-Koch, LP engaged in two major businesses: energy commodity marketing and trading through Entergy-Koch Trading, and gas transportation and storage through Gulf South Pipeline. Entergy-Koch sold both of these businesses in the fourth quarter of 2004, and Entergy-Koch is no longer an operating entity.

Non-Nuclear Wholesale Assets Business

Property

Generating Stations

The capacity of the generating stations owned in Entergy's non-nuclear wholesale assets business as of December 31, 2006 is indicated below:
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
(2)

The owned MW capacity is the portion of the plant capacity owned by Entergy's non-nuclear wholesale assets business. For a complete listing of Entergy's jointly-owned generating stations, refer to "Jointly-Owned Generating Stations" in Note 1 to the financial statements.

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

In the fourth quarter of 2004, Entergy-Koch sold its energy trading and pipeline businesses to third parties. The sales came after a review of strategic alternatives for enhancing the value of Entergy-Koch, LP. Entergy received $862 million of cash distributions in 2004 from Entergy-Koch after the business sales. Due to the November 2006 expiration of contingencies on the sale of Entergy-Koch's trading business, and the corresponding release to Entergy-Koch of sales proceeds held in escrow, Entergy received additional cash distributions of approximately $163 million during the fourth quarter of 2006 and recorded a gain of approximately $55 million (net-of-tax). Entergy expects future cash distributions upon liquidation of the partnership will be less than $35 million.

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
  sales of assets;
  securities issuances;
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

  retail rates and service in unincorporated areas of its Texas service territory;
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

Entergy New Orleans is subject to regulation by the City Council as to the following:

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

Nuclear Waste Policy Act of 1982

Under the Nuclear Waste Policy Act of 1982, the DOE is required, for a specified fee, to construct storage facilities for, and to dispose of, all spent nuclear fuel and other high-level radioactive waste generated by domestic nuclear power reactors. Entergy's nuclear owner/licensee subsidiaries provide for the estimated future disposal costs of spent nuclear fuel in accordance with the Nuclear Waste Policy Act of 1982. The affected Entergy companies entered into contracts with the DOE, whereby the DOE will furnish disposal service at a cost of one mill per net kWh generated and sold after April 7, 1983, plus a one-time fee for generation prior to that date. Entergy Arkansas is the only one of the Utility operating companies that generated electric power with nuclear fuel prior to that date and has a recorded liability as of December 31, 2006 of $168.7 million for the one-time fee. Entergy's Non-Utility Nuclear business has accepted assignment of the Pilgrim, FitzPatrick, Indian Point 3, Indian Point 2, and Vermont Yankee spent fuel disposal contracts with the DOE held by their previous owners. Upon successful closing of the acquisition of the Palisades nuclear plant, the Palisades/Big Rock Point spent fuel disposal contract will be similarly assigned. The previous owners have paid or retained liability for the fees for all generation prior to the purchase dates of those plants. The fees payable to the DOE may be adjusted in the future to assure full recovery. Entergy considers all costs incurred for the disposal of spent nuclear fuel, except accrued interest, to be proper components of nuclear fuel expense. Provisions to recover such costs have been or will be made in applications to regulatory authorities for the Utility plants. Entergy's total spent fuel fees to date, including the one-time fee liability of Entergy Arkansas, have surpassed $1 billion dollars.

The permanent spent fuel repository in the U.S. has been legislated to be Yucca Mountain, Nevada. The DOE is required by law to proceed with the licensing and, after the license is achieved (granted by the NRC), the repository construction and commencement of receipt of spent fuel. Since DOE has not accomplished these objectives, it is in non-compliance with the Nuclear Waste Policy Act of 1982 and has breached its spent fuel disposal contracts. DOE recently has had additional delays. Large uncertainty remains regarding the time frame under which the DOE will begin to accept spent fuel from Entergy's facilities for storage or disposal. As a result, continuing future expenditures will be required to increase spent fuel storage capacity at Entergy's nuclear sites.

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

Pending DOE acceptance and disposal of spent nuclear fuel, the owners of nuclear plants are providing their own spent fuel storage.  Storage capability additions using dry casks began operations at ANO in 1996, at FitzPatrick in 2002, at River Bend in 2005, and at Grand Gulf in 2006. These facilities will be expanded as needed. Construction is in progress on dry cask facilities at Indian Point and Vermont Yankee and it is planned that casks will be loaded at those sites in 2007. Current on-site spent fuel storage capacity at Pilgrim and Waterford is estimated to be sufficient until approximately 2012; dry cask storage facilities are planned to be placed into service at these units around 2011.

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

Additional information with respect to decommissioning costs for ANO, River Bend, Waterford 3, Grand Gulf, Pilgrim, Indian Point 1, Indian Point 2, Indian Point 3, and FitzPatrick is found in Note 9 to the financial statements.

Energy Policy Act of 1992

The Energy Policy Act of 1992 requires all electric utilities (including Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and System Energy) that purchased uranium enrichment services from the DOE to contribute up to a total of $150 million annually over approximately 15 years (adjusted for inflation, up to a total of $2.25 billion) for decontamination and decommissioning of enrichment facilities. At December 31, 2006, all payments for these assessments are complete. In accordance with the Energy Policy Act of 1992, contributions to decontamination and decommissioning funds are recovered through rates in the same manner as other fuel costs. Entergy will oppose any attempts to extend the assessments past this date, but cannot state with certainty that an extension will not be made.

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

Clean Air Act and Subsequent Amendments

The Clean Air Act and its subsequent Amendments (the Clean Air Act) established several programs that currently or in the future may affect Entergy's fossil-fueled generation facilities. Individual states also operate similar independent state programs or delegated federal programs that may include requirements more stringent than federal regulatory requirements. These programs include:

  New source review and preconstruction permits for new sources of criteria air pollutants and significant modifications to existing facilities;
  Acid rain program for control of sulfur dioxide (SO2) and nitrogen oxides (NOx);
  Non-attainment area programs for control of ozone, NOx, volatile organic compounds, and particulate matter;
  Hazardous air pollutant emissions reduction program;
  Interstate Air Transport;
  Operating permits program for administration and enforcement of these and other Clean Air Act programs; and
  Regional Haze and Best Available Retrofit Technology programs.

New Source Review (NSR)

Preconstruction permits are required for new facilities and for existing facilities that undergo a modification that is not classified as routine repair, maintenance, or replacement. Units that undergo a non-routine modification must obtain a permit modification and may be required to install additional air pollution control technologies. Entergy has an established process for identifying modifications requiring additional permitting approval and has followed the regulations and associated guidance provided by the states and the federal government with regard to the determination of routine repair, maintenance, and replacement. In recent years, however, the EPA has begun an enforcement initiative, aimed primarily at coal plants, to identify modifications that it does not consider routine and that have failed to obtain a permit modification. Entergy to date has not been included in any of these enforcement actions. Nevertheless, various courts and the EPA have been inconsistent in their judgments regarding what modifications are considered routine. Currently, the U.S. Supreme Court has agreed to hear one of the NSR enforcement cases. A ruling is expected in 2007.

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

In April 2004, the EPA issued a final rule, effective June 2005, revoking the 1-hour ozone standard, including designations and classifications. In a separate action over the same period, the EPA enacted 8-hour ozone non-attainment classifications and stated that areas designated as non-attainment under a new 8-hour ozone standard shall have one year to adjust to the new requirements with submittal of a new attainment plan. For Louisiana, the Baton Rouge area is now classified as a ''marginal" (rather than "severe") non-attainment area under the new standard with an attainment date of June 15, 2007. For Texas, the Beaumont-Port Arthur area is now classified as a "marginal" (rather than "serious") non-attainment area under the new standard with an attainment date of June 15, 2007 and the Houston-Galveston area is now classified as "moderate" non-attainment under the new standard with an attainment date of June 15, 2010. In December 2006, the EPA's revocation of the 1-hour ozone standard was rejected by the courts. As a result, numerous requirements can return for areas that fail to meet 1-hour ozone levels by dates set by the law. These requirements include the potential to increase fees significantly for plants operating in these areas. In addition, it is possible that new emission controls may be required. Specific costs of compliance cannot be estimated at this time, but Entergy is monitoring development of the respective state implementation plans and will develop specific compliance strategies as the plans move through the adoption process.

Hazardous Air Pollutants

In March 2005, the EPA issued a federal rule to permanently cap and reduce mercury emissions from coal-fired power plants. The Clean Air Mercury Rule establishes "standards of performance" limiting mercury emissions from new and existing coal-fired power plants and creates a market-based cap-and-trade program that will reduce nationwide utility emissions of mercury in two distinct phases. The first phase cap is 38 tons beginning in 2010. The rule has been challenged in the U.S. Court of Appeals for the District of Columbia Circuit; however, unless the rule is stayed, compliance deadlines remain in effect. The regulatory approach chosen by the EPA to regulate mercury emissions is quite controversial, and Entergy is monitoring developments and working towards a reasonable, cost-effective, technologically sound regulation.

Entergy owns units that will be subject to the mercury regulations and is studying compliance options in order to determine the best control alternative. Entergy expects that any necessary capital expenditures will occur through 2009 and are currently estimated to be approximately $26 million, including $16 million for Entergy Arkansas, $5 million for Entergy Gulf States (not including potential costs for the co-owned Big Cajun plant), and $5 million for Entergy Mississippi. Ongoing operating costs will begin in 2010. Formal engineering and implementation will take place beginning in 2007 and cost estimates will be revised to reflect progress. Entergy does not anticipate purchasing emission credits unless further evaluation of the future market cost of credits falls below the current pollution control cost estimates for Entergy's coal fleet.

Interstate Air Transport

In March 2005, the EPA finalized the Clean Air Interstate Rule (CAIR), which will reduce SO2 and NOx emissions from electric generation plants in order to improve air quality in 29 eastern states. The rule will require a combination of investment of capital to install pollution control equipment and increased operating costs. Entergy's capital investment and annual operation and maintenance allowance purchase costs will depend on the economic assessment of NOx and SO2 allowance markets, the cost of control technologies, and unit usage. Entergy is beginning implementation in 2007, including installation of controls at several facilities and the development of a credit procurement strategy. Entergy is currently budgeting $58.4 million for implementation, including $4.3 million for Entergy Arkansas, $1.4 million for Entergy Gulf States, $23.7 million for Entergy Louisiana, $13.7 million for Entergy Mississippi, and $15.3 million for Entergy New Orleans. These project estimates are preliminary and expected to change during

 2007 as testing and engineering analysis is completed. As a result of this work, projects are likely to be moved among companies to address variables in cost of controls, projected capacity factors, and ultimately the final allocation of credits by the respective states to each effected facility. These projects will not reduce emissions to the level that Entergy has been allocated by the respective states. Therefore, in addition to the controls installed under the capital projects described above, Entergy estimates that it will also have to purchase approximately $14.7 million in emission credits each year to operate the fleet, including $0.7 million for Entergy Arkansas, $6.3 million for Entergy Louisiana, $5.5 million for Entergy Mississippi, and $2.2 million for Entergy New Orleans. The value of credits purchased will vary depending on annual swings in the market price of credits and the specific pollution control projects completed in each jurisdiction.

The capital financial effect could be offset by emission markets which allow for purchases or use of allocated credits; however, the allocation of the emission allowances and the set up of the market will determine the ultimate cost to Entergy. Entergy believes that the allocation is unfairly skewed towards states with relatively higher emissions by the use of a fuel-adjustment factor. Accordingly, Entergy filed a request for reconsideration of the allocation. The EPA granted this request but refused to alter the fuel-adjustment factor. Entergy also has filed a challenge to this aspect of the rule in the D.C. Circuit. Entergy will continue to study the final rule's impact to its generation fleet and will work to ensure that all states are treated fairly in the allocation of emission credits.

Regional Haze

In June 2005, the EPA issued the final Best Available Retrofit Control Technology (BART) regulations, which could potentially result in a requirement to install SO2 pollution control technology on certain of Entergy's coal and oil generation units. The rule leaves certain BART determinations to the states. The Arkansas Department of Environmental Quality has contacted Entergy Arkansas and indicated that White Bluff affects Class I Area visibility and will be subject to the EPA's presumptive BART requirements by 2013. This will require Entergy Arkansas to install scrubbers and low NOx burners on Units 1 and 2 at a total cost of approximately $280 million. Entergy Arkansas owns 57% of White Bluff Units 1 and 2. The installation of scrubbers at an existing facility is a major construction project, and Entergy Arkansas expects to select the primary architect-engineer by the end of 2008 and expects the scrubbers to be online by the end of 2012.

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
  pursuit by the Bush administration of a voluntary program intended to reduce CO2 emissions and efforts in the Congress to establish a mandatory federal CO2 emission control structure;
  passage of the Regional Greenhouse Gas Initiative by seven states in the northeast U.S.;
  efforts by certain external groups to encourage reporting and disclosure of CO2 emissions and risk. Entergy, as one of the 500 largest electric generators, has prepared responses for the Carbon Disclosure Project's (CDP) annual questionnaire and has given permission for those responses to be posted to CDP's website; and
  litigation filed by states and environmental advocacy groups in the United States Court of Appeals for the Second Circuit (now under review by the U.S. Supreme Court) and for the D.C. Circuit asking the courts to require the EPA to promulgate regulations under existing provisions of the Clean Air Act to control the emissions of CO2 from power plants and from mobile sources such as cars and trucks. Entergy is participating as a friend of the court in both of these cases in support of reasonable market-based regulation of CO2 as a pollutant under the Clean Air Act.

Entergy continues to monitor these actions in order to analyze their potential operational and cost implications.

In anticipation of the potential imposition of CO2 emission limits on the electric industry in the future, Entergy has initiated actions designed to reduce its exposure to potential new governmental requirements related to CO2 emissions. These actions included establishment of a formal program to stabilize power plant CO2 emissions at 2000 levels through 2005, and Entergy succeeded in actually reducing emissions below 2000 levels. Entergy has now established a formal program to stabilize power plant CO2 emissions at 20% below 2000 levels through 2010 and continues to support national legislation that would increase planning certainty for electric utilities while addressing emissions in a responsible and flexible manner. By virtue of its proportionally large investment in low- or non-emitting gas-fired and nuclear generation technologies, Entergy's overall CO2 emission "intensity," or rate of CO2 emitted per kilowatt-hour of electricity generated, is already among the lowest in the industry. Total CO2 emissions representing Entergy's ownership share of power plants in the United States were approximately 53.2 million tons in 2000, 49.6 million tons in 2001, 44.2 million tons in 2002, 36.8 million tons in 2003, 38.3 million tons in 2004, 36.5 million tons in 2005 and 38.9 million tons in 2006. In 2006, Entergy changed its method of calculating emissions and now includes controllable purchases as well as its ownership share of generation, which accounts for the increase in 2006.

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

316(b) Cooling Water Intake Structures

The EPA finalized new regulations in July 2004 governing the intake of water at large existing power plants that employ cooling water intake structures. The rule seeks to reduce perceived impacts on aquatic resources by requiring covered facilities to implement technology or other measures to meet EPA-targeted reductions in water use and corresponding perceived aquatic impacts. Entergy, other industry members and industry groups, environmental groups, and a coalition of northeastern and mid-Atlantic states challenged various aspects of the rule. On January 25, 2007, the United States Court of Appeals for the Second Circuit remanded the rule to the EPA for reconsideration. The court instructed the EPA to reconsider several aspects of the rule that were beneficial to the regulated community after finding that these provisions of the rule were contrary to the language of the Clean Water Act or were not sufficiently explained in the rule. The EPA may now reissue a rule similar in structure to the rule remanded by the court but with additional content designed to meet the court's concerns, or the EPA may issue a rule with a substantially different structure and effect. Until the EPA issues guidance to the regulated community on what actions should be taken to comply with the Clean Water Act until a new rule is promulgated, and until the form and substance of the new rule itself is determined, it is impossible to gauge the effect of the court's decision on Entergy's business. Additionally, review of the decision in the United States Supreme Court may be sought by Entergy or other litigants.

Entergy's Non-Utility Nuclear business is currently in various stages of the data evaluation and discharge permitting process for its generation facilities. Indian Point is involved in an administrative permitting process with the New York environmental authority for renewal of the Indian Point 2 and 3 discharge permits. In November 2003, the New York State Department of Environmental Conservation (NYDEC) issued a draft permit indicating that closed cycle cooling would be considered the "best technology available" for minimizing perceived adverse environmental impacts attributable to the intake and discharge of cooling water at Indian Point 2 and 3. The draft permit would require Entergy to take certain steps to assess the feasibility of retrofitting the site to install cooling towers before re-licensing Indian Point 2 and 3, whose current licenses with the NRC expire in 2013 and 2015. The draft permit could also require, upon its becoming effective, the facilities to take an annual 42 unit-day outage (coordinated with the existing refueling outage schedule) and provide a payment into a NYDEC account until the start of cooling tower construction. Entergy is participating in the administrative process in order to have the draft permit modified prior to final issuance and opposes any requirement to install cooling towers or to begin annual outages at Indian Point 2 and 3. An administrative trial on the draft permit is expected to begin before the NYDEC's administrative law judges in 2007. Entergy's other Non-Utility Nuclear generation facilities are in the process of reviewing data, considering implementation options, providing information required by the remanded rule to the EPA and the affected states. Deadlines for determining compliance with the rule and for any required capital or operational expenditures are unknown at this time due to the remand of the rule to the EPA.

Entergy's Utility business generation facilities are likewise in the process of reviewing data, considering implementation options, and providing information required by the current rule to the EPA and the affected states. Entergy will continue to monitor the activities of the EPA and the states toward the implementation of section 316(b) of the Clean Water Act in the wake of the remand of the current rule and will respond accordingly.

Oil Pollution Prevention Regulation

The EPA published a proposed rule in December 2005 that solicited comments on proposed compliance requirements for oil-filled operating equipment.  This category of equipment includes devices such as oil-filled electrical equipment, turbine lubrication, and hydraulic-actuated control systems.  This proposal, along with the EPA's formal endorsement of reactive deployment of oil spill containment measures, eliminated the mandatory requirement to equip such devices with oil containment systems.  The EPA published its final rule in December 2006 and the final rule did not vary significantly from the proposal.  The EPA is expected to solicit comments on a "loose ends" rule that will likely reduce the spill prevention, control, and countermeasures plan requirement from that of a formal plan to an abbreviated checklist for certain facilities storing less than 10,000 gallons.  This rule change could potentially reduce further the compliance burden for Entergy's distribution operations service centers. The EPA also extended the compliance deadline for these requirements to July 1, 2009.  Economic effects associated with compliance for Entergy's transmission and transportation management sectors will largely be associated with upgrade or testing of mobile/portable storage tanks associated with substation maintenance and emergency staging areas, respectively.  Additional effects will be associated with the requirement to provide such tanks with sized secondary containment to prevent oil discharges to surface water.

Comprehensive Environmental Response, Compensation, and Liability Act of 1980

The Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (CERCLA), authorizes the EPA to mandate clean-up by or to collect reimbursement of clean-up costs from owners or operators of sites from which hazardous substances may be or have been released. Parties that transported hazardous substances to these sites or arranged for the disposal of the substances are also deemed liable by CERCLA. CERCLA has been interpreted to impose strict, joint, and several liability on responsible parties. Entergy's Utility and Non-Utility Nuclear businesses have sent waste materials to various disposal sites over the years. In addition, environmental laws now regulate certain of Entergy's operating procedures and maintenance practices that historically were not subject to regulation. Some disposal sites used by Entergy have been the subject of governmental action under CERCLA, resulting in site clean-up activities. Entergy's Utility and Non-Utility Nuclear businesses have participated to various degrees in accordance with their respective potential liabilities in such site clean-ups and have developed experience with clean-up costs. The affected Entergy companies have established reserves for such environmental clean-up and restoration activities. Details of significant CERCLA liabilities are discussed in the "Other Environmental Matters" section below.

Other Environmental Matters

Entergy Corporation

In April 2006, an environmental advocacy organization served a notice of intent to bring an environmental citizen's suit pursuant to the federal Resource Conservation and Recovery Act (RCRA) against Entergy.  Notice of suit is required by RCRA sixty days before actual filing.  The suit, if filed, will allege that Entergy violated an EPA regulation by failing formally to report a discovered release of radioactive material into the environment at Indian Point.  These allegations relate to radionuclides found in groundwater wells at the site, which Entergy continues to investigate.  It is expected that the environmental advocacy organization will ask the court to require Entergy formally to notify the EPA of the site condition, will seek to have the EPA formally involved in the ongoing site investigation and any required remediation, will seek attorney's fees under the statute, and may seek to have the judge impose statutory penalties. To date the advocacy group has not filed a complaint in the matter.

Entergy Gulf States

Several class action and other suits have been filed in state and federal courts seeking relief from Entergy Gulf States and others for damages caused by the disposal of hazardous waste and for asbestos-related disease allegedly resulting from exposure on Entergy Gulf States' premises (see "Litigation" below).

Entergy Gulf States is currently involved in a remedial investigation of the Lake Charles Service Center site, located in Lake Charles, Louisiana. A manufactured gas plant (MGP) is believed to have operated at this site from approximately 1916 to 1931. Coal tar, a by-product of the distillation process employed at MGPs, was apparently routed to a portion of the property for disposal. The same area has also been used as a landfill. In 1999, Entergy Gulf States signed a second Administrative Consent Order with the EPA to perform removal action at the site. In 2002, approximately 7,400 tons of contaminated soil and debris were excavated and disposed of from an area within the service center. In 2003, a cap was constructed over the remedial area to prevent the migration of contamination to the surface. In August 2005, an administrative order was issued by the EPA requiring that a 10-year groundwater study be conducted at this site. The groundwater monitoring study commenced in January 2006, and will be continued on a quarterly basis. Entergy Gulf States believes that its ultimate responsibility for this site will not materially exceed its existing clean-up provision of $1.3 million.

In 1994, Entergy Gulf States performed a site assessment in conjunction with a construction project at the Louisiana Station Generating Plant (Louisiana Station). In 1995, a further assessment confirmed subsurface soil and groundwater impact to three areas on the plant site. After validation, a notification was made to the LDEQ and a phased process was executed to remediate each area of concern. The final phase of groundwater clean-up and monitoring at Louisiana Station is expected to continue through 2009. The remediation cost incurred through December 31, 2006 for this site was $6.8 million. Future costs are not expected to exceed the existing provision of $0.7 million.

The Texas Commission on Environmental Quality (TCEQ) has notified Entergy Gulf States that the TCEQ believes that, based on a preliminary investigation, Entergy Gulf States is a PRP concerning contamination existing at the Spector Salvage Yard proposed state superfund site in Orange County, Texas. The TCEQ currently is proposing soil removal activities at the site. Entergy Gulf States communicated to the TCEQ that it will not be participating in the Spector site at this time because Entergy Gulf States has no internal knowledge of records that establish a connection with the site.

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

The Southern Transformer Shop located in New Orleans served both Entergy Louisiana and Entergy New Orleans. This transformer shop is now closed and soil and groundwater assessment activities have continued since the demolition of the onsite buildings and structures was completed in early 2004. Entergy has entered into the Voluntary Remediation Program with the LDEQ and submitted a Site Investigation Workplan. The Site Investigation Workplan was approved by the LDEQ and the assessment activities have been concluded. A reserve of approximately $280,000 has been established for environmental assessment and remediation costs with estimated completion in mid-2007.

During 1993, the LDEQ issued new rules for solid waste regulation, including regulation of wastewater impoundments. Entergy Louisiana has determined that some of its power plant wastewater impoundments were affected by these regulations and may require remediation, repair, or closure. Completion of this work is dependent on pending LDEQ approval of submitted solid waste permit applications. As a result, a recorded liability in the amount of $2.1 million for Entergy Louisiana existed at December 31, 2006 for anticipated wastewater remediation and repairs and closures. Management believes this reserve to be adequate based on current estimates.

Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and Entergy New Orleans

The TCEQ notified Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and Entergy New Orleans that the TCEQ believes those entities are PRPs concerning contamination existing at the San Angelo Electric Service Company (SESCO) facility in San Angelo, Texas. The facility operated as a transformer repair and scrapping facility from the 1930s until 2003. Both soil and groundwater contamination exists at the site. Entergy Gulf States and Entergy Louisiana sent transformers to this facility during the 1980s. Entergy Gulf States, Entergy Louisiana, and Entergy Arkansas have responded to an information request from the TCEQ and will continue to cooperate in this investigation. Entergy New Orleans has provided requested information concerning its status in bankruptcy. Entergy Gulf States and Entergy Louisiana have joined a group of PRPs responding to site conditions in cooperation with the State of Texas, creating cost allocation models based on review of SESCO documents and employee interviews, and investigating contribution actions against other PRPs.  Entergy Gulf States and Entergy Louisiana have agreed to contribute to the remediation of contaminated soil and groundwater at the site in a measure proportionate to those companies' involvement at the site, while Entergy Arkansas likely will pay a de minimis amounts.  Current estimates, although preliminary and variable depending on the level of third-party cost contributions, indicate that Entergy's total share of remediation costs likely will be less than $1 million. The TCEQ approved an Agreed Administrative Order on September 20, 2006 that will allow the implementation of a Remedial Investigation/Feasibility Study at the SESCO site; with the ultimate disposition being a remedial action to remove contaminants of concern.

Entergy New Orleans

In March 2004, agents of the United States Fish and Wildlife Service conducted an inspection of Entergy New Orleans' Michoud power plant and found a number of dead brown pelicans near the facility's water intake structure and fish-return trough. Brown pelicans are an endangered species in Louisiana. The United States Attorney's Office for the Eastern District of Louisiana (Attorney's Office) issued a grand jury subpoena to an Entergy New Orleans employee in May 2004 to give evidence regarding the cause of death of the pelicans. The Attorney's Office then agreed to meet with Entergy New Orleans rather than requiring the employee to testify. As a result of that meeting, Entergy New Orleans conducted an internal investigation of the matter and submitted a report to the Attorney's Office in August 2004. Entergy New Orleans also constructed an engineered walkway and cover over the intake structure and fish-return trough to eliminate pelican access to the area. Entergy New Orleans continues negotiations with the Attorney's Office toward a resolution of this matter, and Entergy New Orleans' plan of reorganization includes terms under which it will make donations of $150,000 to the Louisiana Wildlife and Fisheries Foundation and $100,000 to the United States Fish and Wildlife Service to resolve the matter. The donations would be used to protect the eastern brown pelican species and other species of migratory birds.

Entergy Louisiana

Transmission and distribution storm teams entered wetland areas of Lafourche Parish to restore Entergy Louisiana's Barataria-Golden Meadow line shortly after Hurricane Katrina.  A portion of this line crosses property owned by Lafourche Realty.  The realty company has requested that Entergy Louisiana conduct an extensive wetland mitigation program over a ten-acre area and has filed suit against Entergy Louisiana and certain other Entergy subsidiaries concerning the extent of the mitigation.  Entergy Louisiana believes that the marsh area affected by its activities is less than 2 acres and that restoration can be conducted to the satisfaction of the United States Corps of Engineers and the State of Louisiana for less than $1 million.  Entergy Louisiana will meet with the Corps and the State of Louisiana to determine the extent of mitigation required by the Clean Water Act and parallel state law.

Entergy Louisiana and Entergy Gulf States

Restoration of electrical transmission and distribution infrastructures in several areas affected by Hurricanes Katrina and Rita required emergency access and utilization of construction equipment in saltwater marsh environments. Stakeholder regulatory agencies have allowed a postponement of assessment of damage that could potentially require mitigation until conclusion of one growing season for the marsh vegetation. An aerial survey of these areas was conducted in late 2006, and will continue as necessary in 2007. A meeting between stakeholder regulatory agencies and Entergy is planned for the first quarter 2007. Depending upon the permanent marsh impacts deemed to have resulted from Entergy's activities, expenditures could be required for marsh restoration. Estimation of the potential financial effect will be based upon evaluation of the results of the aerial surveys.

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

Ratepayer Lawsuits (Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and Entergy New Orleans)

Entergy New Orleans Fuel Adjustment Clause Litigation

In April 1999, a group of ratepayers filed a complaint against Entergy New Orleans, Entergy Corporation, Entergy Services, and Entergy Power in state court in Orleans Parish purportedly on behalf of all Entergy New Orleans ratepayers. The plaintiffs seek treble damages for alleged injuries arising from the defendants' alleged violations of Louisiana's antitrust laws in connection with certain costs passed on to ratepayers in Entergy New Orleans' fuel adjustment filings with the City Council. In particular, plaintiffs allege that Entergy New Orleans improperly included certain costs in the calculation of fuel charges and that Entergy New Orleans imprudently purchased high-cost fuel or energy from other Entergy affiliates. Plaintiffs allege that Entergy New Orleans and the other defendant Entergy companies conspired to make these purchases to the detriment of Entergy New Orleans' ratepayers and to the benefit of Entergy's shareholders, in violation of Louisiana's antitrust laws. Plaintiffs also seek to recover interest and attorneys' fees. Entergy filed exceptions to the plaintiffs' allegations, asserting, among other things, that jurisdiction over these issues rests with the City Council and the FERC. In March 2004, the plaintiffs supplemented and amended their petition. If necessary, at the appropriate time, Entergy will also raise its defenses to the antitrust claims. The suit in state court has been stayed by stipulation of the parties pending review of the decision by the City Council in the proceeding discussed in the next paragraph.

Plaintiffs also filed a corresponding complaint with the City Council in order to initiate a review by the City Council of the plaintiffs' allegations and to force restitution to ratepayers of all costs they allege were improperly and imprudently included in the fuel adjustment filings. Testimony was filed on behalf of the plaintiffs in this proceeding asserting, among other things, that Entergy New Orleans and other defendants have engaged in fuel procurement and power purchasing practices and included costs in Entergy New Orleans' fuel adjustment that could have resulted in Entergy New Orleans customers being overcharged by more than $100 million over a period of years. Hearings were held in February and March 2002. In February 2004, the City Council approved a resolution that resulted in a refund to customers of $11.3 million, including interest, during the months of June through September 2004. The resolution concludes, among other things, that the record does not support an allegation that Entergy New Orleans' actions or inactions, either alone or in concert with Entergy Corporation or any of its affiliates, constituted a misrepresentation or a suppression of the truth made in order to obtain an unjust advantage of Entergy New Orleans, or to cause loss, inconvenience or harm to its ratepayers. Management believes that it has adequately provided for the liability associated with this proceeding. The plaintiffs appealed the City Council resolution to the state courts. On May 26, 2005, the Civil District Court for the Parish of Orleans affirmed the City Council resolution that resulted in a refund to customers of $11.3 million, including interest, during the months of June through September 2004, finding no support for the plaintiffs' claim that the refund amount should be higher.

In June 2005, the plaintiffs appealed the Civil District Court decision to the Louisiana Fourth Circuit Court of Appeal. Subsequent to Entergy New Orleans' filing of a bankruptcy petition in the Eastern District of Louisiana, Entergy New Orleans filed a Notice of Stay with the Court of Appeal. The Bankruptcy Court lifted the stay with respect to the plaintiffs' appeal of the Civil District Court decision, but the class action lawsuit remains stayed. In

 February 2006, Entergy New Orleans filed a notice removing the class action lawsuit from the Civil District Court to the U.S. District Court for the Eastern District of Louisiana.  Additionally, in the Entergy New Orleans bankruptcy proceeding, the named plaintiffs in the Entergy New Orleans fuel clause lawsuit, together with the named plaintiffs in the Entergy New Orleans rate of return lawsuit, filed a Complaint for Declaratory Judgment asking the court to declare that Entergy New Orleans, Entergy Corporation, and Entergy Services are a single business enterprise, and, as such, are liable in solido with Entergy New Orleans for any claims asserted in the Entergy New Orleans fuel adjustment clause lawsuit and the Entergy New Orleans rate of return lawsuit, and, alternatively, that the automatic stay be lifted to permit the movants to pursue the same relief in state court.  The bankruptcy court dismissed the action on April 26, 2006. The matter was appealed to the U.S. District Court for the Eastern District of Louisiana, and the district court affirmed the dismissal in October 2006, but on different grounds, concluding that the lawsuit was premature. In addition, in April 2006, proofs of claim were filed by the plaintiffs in the Entergy New Orleans rate of return lawsuit and by the plaintiffs in the Entergy New Orleans fuel adjustment clause litigation relating to both the City Council and class action proceedings. The plaintiffs in the Entergy New Orleans rate of return lawsuit and the plaintiffs in the Entergy New Orleans fuel adjustment clause litigation also filed for class certification. In July 2006, the bankruptcy court denied the request for class certification. The individual claims of the approximately 14 individual named plaintiffs remain pending in the bankruptcy proceeding, and it is uncertain whether the bankruptcy judge will re-open the bar date for other ratepayers to file individual proofs of claim based on the allegations in the two lawsuits.

Entergy New Orleans Rate of Return Lawsuit

In April 1998, a group of residential and business ratepayers filed a complaint against Entergy New Orleans in state court in Orleans Parish purportedly on behalf of all ratepayers in New Orleans. The plaintiffs allege that Entergy New Orleans overcharged ratepayers by at least $300 million since 1975 in violation of limits on Entergy New Orleans' rate of return that the plaintiffs allege were established by ordinances passed by the Council in 1922. The plaintiffs seek, among other things, (i) a declaratory judgment that such franchise ordinances have been violated; and (ii) a remand to the Council for the establishment of the amount of overcharges plus interest. Entergy New Orleans believes the lawsuit is without merit. Entergy New Orleans has charged only those rates authorized by the Council in accordance with applicable law. In May 2000, a court of appeal granted Entergy New Orleans' exception to jurisdiction in the case and dismissed the proceeding. The Louisiana Supreme Court denied the plaintiffs' request for a writ of certiorari. The plaintiffs then commenced a similar proceeding before the Council. The plaintiffs and the advisors for the Council each filed their first round of testimony in January 2002. In their testimony, the plaintiffs allege that Entergy New Orleans earned in excess of the legally authorized rate of return during the period 1979 to 2000 and that Entergy New Orleans should be required to refund between $240 million and $825 million to its ratepayers. In the testimony submitted by the Council advisors, the advisors allege that Entergy New Orleans has not earned in excess of its authorized rate of return for the period at issue and that no refund is therefore warranted.

In December 2003, the Council Advisors filed a motion in the City Council proceedings to bifurcate the hearing in this matter, such that the effect of the provision of the 1922 Ordinance in setting lawful rates would be considered first. Only if it is determined that this provision establishes a limitation would the remaining issues be reached. The motion to bifurcate was granted by the City Council in April 2004, and a hearing on the first part of the bifurcated proceeding was completed in June 2005. After the submission of briefs and oral argument in April 2006, the City Council dismissed with prejudice the plaintiffs' claims on multiple grounds. In May 2006, the plaintiffs appealed the City Council's decision, and the plaintiffs' appeal is currently pending in Civil District Court for the Parish of Orleans. Entergy New Orleans also appealed certain evidentiary rulings included in the City Council's decision. The district court has not yet issued a procedural schedule for the appeal.

Additionally, in the Entergy New Orleans bankruptcy proceeding, the named plaintiffs in the Entergy New Orleans rate of return lawsuit, together with the named plaintiffs in the Entergy New Orleans fuel adjustment clause lawsuit, filed a Complaint for Declaratory Judgment asking the court to declare that Entergy New Orleans, Entergy Corporation, and Entergy Services are a single business enterprise, and, as such, are liable in solido with Entergy New Orleans for any claims asserted in the Entergy New Orleans rate of return lawsuit and the Entergy New Orleans fuel clause lawsuit, and, alternatively, that the automatic stay be lifted to permit the movants to pursue the same relief in state court.  The bankruptcy court dismissed the action on April 26, 2006. The matter was appealed to the U.S. District Court for the Eastern District of Louisiana, and the district court affirmed the dismissal in October 2006, but on different grounds, concluding that the lawsuit was premature. In addition, in April 2006, proofs of claim were filed by the plaintiffs in the Entergy New Orleans rate of return lawsuit and by the plaintiffs in the Entergy New Orleans fuel adjustment clause litigation relating to both the City Council and class action proceedings. The plaintiffs in the Entergy New Orleans rate of return lawsuit and the plaintiffs in the Entergy New Orleans fuel adjustment clause litigation also filed for class certification. In July 2006, the bankruptcy court denied the request for class certification. The individual claims of the approximately 14 individual named plaintiffs remain pending in the bankruptcy proceeding, and it is uncertain whether the bankruptcy judge will re-open the bar date for other ratepayers to file individual proofs of claim based on the allegations in the two lawsuits.

Texas Power Price Lawsuit

In August 2003, a lawsuit was filed in the district court of Chambers County, Texas by Texas residents on behalf of a purported class apparently of the Texas retail customers of Entergy Gulf States who were billed and paid for electric power from January 1, 1994 to the present. The named defendants include Entergy Corporation, Entergy Services, Entergy Power, Entergy Power Marketing Corp., and Entergy Arkansas. Entergy Gulf States is not a named defendant, but is alleged to be a co-conspirator. The court granted the request of Entergy Gulf States to intervene in the lawsuit to protect its interests.

Plaintiffs allege that the defendants implemented a "price gouging accounting scheme" to sell to plaintiffs and similarly situated utility customers higher priced power generated by the defendants while rejecting and/or reselling to off-system utilities less expensive power offered and/or purchased from off-system suppliers and/or generated by the Entergy system. In particular, plaintiffs allege that the defendants manipulated and continue to manipulate the dispatch of generation so that power is purchased from affiliated expensive resources instead of buying cheaper off-system power.

Plaintiffs estimate that customers in Texas were charged at least $57 million above prevailing market prices for power. Plaintiffs seek actual, consequential and exemplary damages, costs and attorneys' fees, and disgorgement of profits. In September 2003, the Entergy defendants removed the lawsuit to the federal court in Galveston, and in October 2003, filed a pleading seeking dismissal of the plaintiffs' claims. In October 2003, the plaintiffs filed a motion to remand the case to state court. In January 2004, the federal court determined that it did not have jurisdiction over the subject matter of the lawsuit, and remanded the case to the state district court in Chambers County. In November 2004, the state district court dismissed the case based on a lack of jurisdiction. The plaintiffs initiated appellate proceedings in the court of appeals.

On March 2, 2006 the Corpus Christi Court of Appeals handed down its opinion and judgment. The court of appeals determined that neither the FERC nor the PUCT had exclusive jurisdiction over the plaintiffs' claims and, on this basis, reversed the district court's dismissal order and remanded the case for further proceedings. The court of appeals affirmed the district court's decision allowing Entergy Gulf States to intervene in the case. Entergy filed a petition for review, which is discretionary, with the Texas Supreme Court. The Texas Supreme Court denied the petition for review in February 2007, and Entergy filed a petition asking the Texas Supreme Court to reconsider that decision.

Fiber Optic Cable Litigation (Entergy Corporation, Entergy Gulf States, and Entergy Louisiana and Entergy Mississippi)

In 1998, a group of property owners filed a class action suit against Entergy Corporation, Entergy Gulf States, Entergy Services, and Entergy Technology Holding Company in state court in Jefferson County, Texas purportedly on behalf of all property owners in each of the states throughout the Entergy service area who have conveyed easements to the defendants. The lawsuit alleged that Entergy installed fiber optic cable across their property without obtaining appropriate easements. The plaintiffs sought actual damages for the use of the land and a share of the profits made through use of the fiber optic cables and punitive damages. The state court petition was voluntarily dismissed, and the plaintiffs commenced a class action suit with the same claims in the United States District Court in Beaumont, Texas. Both sides have filed motions for summary judgment, which were heard by the court in late 2001. In 2003, the district judge ruled that, as a matter of law, all of the Texas easements permit Entergy to utilize the fiber for their own communications. Further, the court ruled that approximately two-thirds of the Texas easements allow Entergy to use the fiber for external or third party communications. Entergy believes that any damages suffered by the remaining one-third plaintiff landowners are negligible and that there is no basis for the claim seeking a share of profits. In April 2004, the trial court entered an order denying the plaintiffs' request that this case be certified as a class. The plaintiffs appealed this ruling to the United States Court of Appeals for the Fifth Circuit, which upheld the trial court's order denying the class certification. In the fourth quarter 2006, the parties agreed to settle the lawsuit for an immaterial amount.

Several property owners have filed a class action suit against Entergy Louisiana, Entergy Services, ETHC, and Entergy Technology Company in state court in St. James Parish, Louisiana purportedly on behalf of all property owners in Louisiana who have conveyed easements to the defendants. The lawsuit alleges that Entergy installed fiber optic cable across their property without obtaining appropriate easements. The plaintiffs seek actual damages for the use of the land, a share of the profits made through use of the fiber optic cables and punitive damages. Entergy removed the case to federal court in New Orleans; however, the District Court remanded the case back to state court.  While Entergy appealed this ruling, the United States Court of Appeals for the Fifth Circuit denied this appeal.  In December 2003, the trial court held a hearing to determine if a class should be certified. On February 18, 2004, the trial court entered an order certifying this matter as a class. Entergy appealed this ruling to the Louisiana Fifth Circuit Court of Appeal, which has denied Entergy's appeal of the trial court's order certifying a class. Entergy sought an appellate review of the certification order before the Louisiana Supreme Court, which was denied in December 2005. At this time, management cannot determine the specific amount of damages being sought.

Asbestos and Hazardous Waste Suits (Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans)

Numerous lawsuits have been filed in federal and state courts in Texas, Louisiana, and Mississippi primarily by contractor employees in the 1950-1980 timeframe against Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans as premises owners of power plants, for damages caused by alleged exposure to asbestos or other hazardous material. Many other defendants are named in these lawsuits as well. Currently, there are approximately 600 lawsuits involving approximately 10,000 claims. Reserves have been established that should be adequate to cover any exposure. Additionally, negotiations continue with insurers to recover more reimbursement. Management believes that loss exposure has been and will continue to be handled successfully so that the ultimate resolution of these matters will not be material, in the aggregate, to the companies' financial position or results of operation.

Employment Litigation (Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

Entergy and the Utility operating companies are defendants in various lawsuits and other labor-related proceedings that have been filed by former employees alleging that they were wrongfully terminated and/or discriminated against on the basis of age, race, sex, and/or other protected characteristics. Generally, the amount of damages being sought are not specified in these proceedings. Entergy Corporation and the Utility operating companies are vigorously defending these suits and deny any liability to the plaintiffs. However, no assurance can be given as to the outcome of these cases, and at this time management cannot estimate the total amount of damages sought.

Research Spending

Entergy is a member of the Electric Power Research Institute (EPRI). EPRI conducts a broad range of research in major technical fields related to the electric utility industry. Entergy participates in various EPRI projects based on Entergy's needs and available resources. The Utility operating companies contributed $1.7 million in 2006 and $1.6 million in both 2005 and 2004 to EPRI. The Non-Utility Nuclear business contributed $2.1 million in both 2006 and 2005, and $3.2 million in 2004.

Employees

Employees are an integral part of Entergy's commitment to serving its customers. As of December 31, 2006, Entergy employed 13,814 people.

Utility:
Entergy Arkansas	1,473
Entergy Gulf States	1,595
Entergy Louisiana	933
Entergy Mississippi	802
Entergy New Orleans	343
System Energy	-
Entergy Operations	2,579
Entergy Services	2,725
Entergy Nuclear Operations	3,132
Other subsidiaries	97
Total Full-time	13,679
Part-time	135
Total Entergy	13,814

Approximately 4,800 employees are represented by the International Brotherhood of Electrical Workers Union, the Utility Workers Union of America, and the International Brotherhood of Teamsters Union.

RISK FACTORS

Entergy and its subsidiaries operate in a market environment that involves significant risks, many of which are beyond their control. The following risk factors, as well as the risks discussed in "FORWARD-LOOKING INFORMATION" and in each of the registrant's Part II. Item 7. - Management's Financial Discussion and Analysis, may adversely affect Entergy's and the Registrant Subsidiaries' results of operations and cash flows, as well as the market prices of their publicly traded securities. While Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans and System Energy each believes it has identified and discussed below the key risk factors affecting its business, there may be additional risks and uncertainties that are not presently known or that are not currently believed to be significant that may adversely affect its performance or financial condition.

Utility

Entergy's Utility business segment faces the risks described under this heading as well as the risks described under "General Business" below.

Regulatory Risks

(Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans and System Energy)

The terms and conditions of service, including electric and gas rates, of the Utility operating companies and System Energy are determined through regulatory approval proceedings that are lengthy and subject to appeal that could result in delays in effecting rate changes as well as uncertainty as to ultimate results.

The rates that the Utility operating companies and System Energy charge to provide service reflect their capital expenditures, operations and maintenance charges, allowed rates of return, financing costs, and related costs of service. The rates they charge significantly influence the financial condition, results of operations, and liquidity of both Entergy and that individual company. These rates are determined in regulatory proceedings and are subject to periodic regulatory review and adjustment. From time to time, regulators have initiated and, in the future, may initiate, proceedings to investigate the prudence of costs included in the Utility operating companies' base rates.  These proceedings may examine, among other things, the prudence of the companies' operation and maintenance practices, level of expenditures, allowed rates of return, and previously incurred capital expenditures.  The regulatory bodies have the authority to disallow costs found not to have been prudently incurred, creating some risk to the ultimate recovery of those costs.  These regulatory proceedings typically involve multiple parties, including governmental bodies and officials, consumer advocacy groups, and various consumers of energy, who have differing concerns but who have the common objective of limiting rate increases or reducing rates. The proceedings generally have long timelines, which may or may not be limited by statute. Decisions are typically subject to appeal, potentially leading to additional uncertainty associated with these approval proceedings. For information regarding rate case proceedings, reference is made to Note 2 to the financial statements and the "Utility - Retail Rate Regulation" section of Part 1 Item 1.

The Utility operating companies recover fuel and purchased power costs through rate mechanisms that are subject to risks of delay or disallowance in regulatory proceedings.

The Utility operating companies recover their fuel and purchased power costs from their customers through rate mechanisms subject to periodic regulatory review and adjustment. Because the regulatory bodies have authority to disallow incurred costs found not to have been prudently incurred, there exists some risk to the ultimate recovery of those costs. From time to time, regulators have initiated and, in the future, may initiate proceedings to investigate the adequacy and operation of the fuel recovery clauses of the Utility operating companies as well as their fuel and purchased power procurement practices. These proceedings may examine procurement practices as well as the operation of the Utility operating companies' generation facilities. The Utility operating companies' cash flows can be impacted by the time delays between when gas or power is purchased and the ultimate recovery from customers in rates. On occasion, when the level of incurred costs for fuel and purchased power rises very dramatically, some of the

 Utility operating companies may agree to defer recovery of a portion of that month's fuel and purchased power costs for recovery at a later date, which could increase the near-term working capital and borrowing requirements of those companies. For further information regarding the regulatory proceedings for fuel and purchased power recovery, reference is made to the "Significant Factors and Known Trends - State and Local Rate Regulation and Fuel-Cost Recovery" section of Management's Financial Discussion and Analysis for Entergy and each of its Registrant Subsidiaries and Note 2 to the financial statements.

As a result of a challenge by two retail regulatory bodies, the manner in which the Utility operating companies have traditionally shared the costs associated with coordinated planning, construction and operation of generating resources and bulk transmission facilities has been changed by the FERC, which will require adjustment of retail rates in the jurisdictions where the Utility operating companies provide service and will introduce some uncertainty in the ratemaking process pending those adjustments.

The Utility operating companies have historically engaged in the coordinated planning, construction, and operation of generating resources and bulk transmission facilities and shared the associated costs under the terms of a FERC rate schedule called the System Agreement. A December 2005 FERC decision requires changes to the cost allocation methodology used in that rate schedule, with the first potential reallocation payments, expected to be required of Entergy Arkansas, to be made in 2007 based on calendar year 2006 production costs. The payments made and the receipts by other Utility operating companies will need to be reflected in retail rates through regulatory proceedings. Accordingly, the affected Utility operating companies will submit the changes resulting from the FERC's decision to their retail regulators as part of their retail ratemaking processes. Entergy's management believes that any changes in the allocation of production costs resulting from the FERC's decision and related retail proceedings should result in similar rate changes for retail customers. The timing of recovery of these costs in rates could be the subject of additional proceedings before Entergy's retail regulators, and the retail regulators could initiate other proceedings as a result of the FERC decision on the System Agreement.

For instance, the LPSC, APSC, MPSC and AEEC have appealed the FERC decision to the Court of Appeals for the D.C. Circuit. In June 2006, the APSC also filed a complaint with the FERC requesting an investigation into the prudence of Entergy's practices affecting the wholesale rates that flow through the System Agreement, and the LPSC initiated a proceeding at the FERC to investigate the effect of, and on what terms, Entergy Arkansas may withdraw from the System Agreement. In addition, in December 2005, Entergy Arkansas provided notice of its intent to terminate its participation in the System Agreement in ninety-six (96) months or such earlier time as authorized by the FERC.

Although the outcome and timing of the FERC and other proceedings cannot be predicted at this time, Entergy does not believe that the ultimate resolution of these proceedings will have a material effect on its financial condition or results of operations. For information relating to the System Agreement proceedings, reference is made to the "Significant Factors and Known Trends - Federal Regulation - System Agreement Proceedings" section of Management's Financial Discussion and Analysis for Entergy Corporation and each of its Registrant Subsidiaries.

Changing Market Structure Risks

(Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi and Entergy New Orleans)

Entergy and its Utility operating companies face uncertainty with respect to the implementation of the various provisions of the Utility operating companies' independent coordinator of transmission proposal approved by the FERC and the outcome of related FERC, state, and local regulatory proceedings relating to transmission.

The Utility operating companies face uncertainties with respect to the implementation of various provisions of the Utility operating companies' independent coordinator of transmission proposal, including the establishment of the weekly procurement process and the implementation of the approved pricing policy. Additionally, the Utility operating companies face uncertainty as to the outcome of the Available Flowgate Capacity (AFC) proceedings at the FERC. To the extent the AFC hearing is not terminated in accordance with previous FERC orders, an adverse outcome in these matters could negatively affect the financial condition, results of operations and liquidity of Entergy Corporation and the Utility operating companies. Reference is made to the "Significant Factors and Known Trends - Federal Regulation - Independent Coordinator of Transmission and Available Flowgate Capacity Proceeding" sections of Management's Financial Discussion and Analysis for Entergy and each of its Registrant Subsidiaries for information regarding the ICT and the FERC's AFC proceedings.

(Entergy Corporation and Entergy Gulf States)

Delays and uncertainty relating to the start of retail open access in Texas for Entergy Gulf States could have a material adverse effect on Entergy Gulf States' and Entergy Corporation's financial condition, results of operations and liquidity.

The PUCT has delayed implementation of retail open access in Entergy Gulf States' Texas service territory. In addition, the PUCT has not approved a base rate increase for Entergy Gulf States since 1991, although, pursuant to a statute enacted in June 2005, the PUCT approved rate riders allowing Entergy Gulf States to collect reasonable and necessary costs of incremental resources to meet load requirements and to recover reasonable and necessary transition to competition costs previously incurred by Entergy Gulf States. The statute also provides (i) for Entergy Gulf States to file a transition to competition plan, which Entergy Gulf States filed on December 29, 2006, and (ii) for Entergy Gulf States' Texas retail rates to be subject to cost-of-service regulation until retail customer choice is implemented in its service territory. The statute also extended the existing base rate freeze until mid-2008.

Under the transition to competition plan filed by Entergy Gulf States with the PUCT, Entergy Gulf States proposed joining the Electric Reliability Council of Texas, or ERCOT, since ERCOT already has all of the prerequisites for retail choice. Entergy Gulf States' filing includes an estimate that construction costs for facilities to interconnect Entergy Gulf States' Texas operations with ERCOT and implement retail open access could be approximately $1 billion. The plan contains several conditions, including cost recovery mechanisms, that must be met before Entergy Gulf States could proceed with the plan, and proposes several legislative requirements needed to accomplish the required infrastructure improvements. Assuming PUCT approval of the plan and the satisfaction of these conditions, retail open access could commence, at the earliest, in 2013.

Further extended delays and uncertainty with respect to the start of retail open access in Texas, particularly with respect to the PUCT's ultimate decision on the transition to competition plan filed on December 29, 2006, and the recovery of capital costs that may be incurred in connection with the implementation of the transition to competition plan, as well as the possibility of adverse decisions in proceedings currently pending, or which will be commenced in the future, at the PUCT (in each case whether related to the statute or otherwise), could have a material adverse effect on Entergy Gulf States' and Entergy Corporation's financial condition, results of operations, and liquidity. For additional information regarding Entergy Gulf States' transition to competition plan, reference is made to the "Retail Rate Proceedings - Filings with the PUCT and Texas Cities (Entergy Gulf States)" section of Note 2 to the consolidated financial statements.

The proposed jurisdictional separation of Entergy Gulf States into two separate vertically integrated utilities could be delayed or not consummated at all.

In June 2005, the Texas legislature enacted legislation authorizing Entergy Gulf States to proceed with a jurisdictional separation into two vertically integrated utilities, a Louisiana utility subject solely to the retail jurisdiction of the LPSC and a Texas utility subject solely to the retail jurisdiction of the PUCT. In January 2007, the LPSC approved Entergy Gulf States' plan for jurisdictional separation that specifies how the assets, obligations and liabilities of Entergy Gulf States will be divided between the resulting Louisiana utility and the resulting Texas utility. Pending the receipt of further regulatory approvals by the FERC and the NRC and the satisfaction of the other conditions set forth in the LPSC order, Entergy Gulf States has identified December 31, 2007 as the target date for completing the jurisdictional separation.

The LPSC order specifically provides, as a condition to completing the proposed jurisdictional separation, that Entergy Gulf States must obtain reasonable assurances from the credit rating agencies that the jurisdictional separation will not cause the credit ratings of the resulting Louisiana utility and Texas utility to be lower than Entergy Gulf States' credit ratings prior to separation. The LPSC order also provides that if Entergy Gulf States' credit ratings are downgraded at any time before the implementation of the jurisdictional separation, Entergy Gulf States will not proceed with the jurisdictional separation until its credit ratings improve to an acceptable level. In addition, the LPSC order expires, unless extended with the consent of the LPSC, on January 1, 2009 if the separation is not actually implemented on or before December 31, 2008. Factors that the credit rating agencies will consider in assessing the ratings to be issued for the separate Louisiana and Texas utilities will be the potential range of reasonable outcomes for Entergy Gulf States-Texas' planned base rate case to be filed in the third quarter of 2007 and other rate and regulatory proceedings before the PUCT and the LPSC. The PUCT has 185 days to act on a rate case filing after it is filed by the applicant.

Pending receipt of the necessary regulatory approvals, assurances from the credit rating agencies as required under the LPSC order and the satisfaction of other conditions in the LPSC order, there is risk that the proposed jurisdictional separation could be delayed or not consummated at all, which could further delay or complicate the transition to competition plan in Texas filed by Entergy Gulf States with the PUCT. Reference is made to the "Significant Factors and Known Trends - Transition to Retail Competition - Jurisdictional Separation Plan," section of Management's Financial Discussion and Analysis for Entergy Gulf States for information relating to the proposed jurisdictional separation of Entergy Gulf States.

Operating Risks

(Entergy Corporation, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi and Entergy New Orleans)

A delay or failure in recovering amounts for storm restoration costs incurred, or revenue lost, as a result of Hurricane Katrina and Hurricane Rita could have material, adverse effects on Entergy and those Utility operating companies affected by these storms.

As a result of Hurricanes Katrina and Rita, Entergy New Orleans, Entergy Louisiana, Entergy Mississippi and Entergy Gulf States have incurred a total of approximately $1.48 billion through December 31, 2006 in storm restoration costs for the repair or replacement of their electric and gas facilities damaged by the hurricanes as well as for business continuity costs. These costs do not include other incremental losses, such as the inability to recover fixed costs scheduled for recovery through base rates due to reduced sales volumes resulting from the storms. Entergy and the Utility operating companies are pursuing a broad range of initiatives to recover storm restoration costs, including:

  obtaining reimbursement of certain costs covered by insurance, obtaining assistance through federal legislation for Hurricane Katrina as well as Hurricane Rita, and pursuing recovery through existing or new rate mechanisms regulated by FERC, state and local regulatory bodies, in combination with the issuance of bonds securitized by the storm recovery rates.

The non-capital portion of the incurred and future restoration costs are being accumulated as regulatory assets and not charged against current income based upon expectation of cost recovery. Because some of the Utility operating companies have not completed the regulatory process for recovery of these storm costs, however, there is an element of risk regarding recovery. For further information regarding the effects of Hurricane Katrina and Hurricane Rita, including the effect on revenues for those Utility operating companies where customers are unable to accept electric and gas service, reference is made to the "Hurricane Katrina and Hurricane Rita" section of Management's Financial Discussion and Analysis for Entergy and each of the Utility Operating Companies (except Entergy Arkansas). For further information with respect to storm cost recovery regulatory filings, reference is made to Note 2 to the financial statements.

(Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi and Entergy New Orleans)

The effects of weather and the related impact on electricity and gas usage may adversely affect the Utility operating companies' results of operations.

Temperatures above normal levels in the summer tend to increase summer cooling electricity demand and revenues, and temperatures below moderate levels in the winter tend to increase winter heating electricity and gas demand and revenues. As a corollary, moderate temperatures tend to decrease usage of energy and resulting revenues. Seasonal pricing differentials, coupled with higher consumption levels, typically cause the Utility operating companies to report higher revenues in the third quarter of the fiscal year than in the other quarters. Extreme weather conditions or storms, however, may stress the Utility operating companies' generation facilities and transmission and distribution systems, resulting in increased maintenance and capital costs, limits on their ability to meet peak customer demand, increased regulatory oversight, and lower customer satisfaction. These extreme conditions may have material adverse effects on the Utility operating companies' results of operations.

(Entergy Gulf States and Entergy New Orleans)

The effect of higher purchased gas cost charges to customers may adversely affect Entergy Gulf States' and Entergy New Orleans' results of operations and cash flows.

Gas rates charged to customers are comprised primarily of purchased gas cost charges, which provide no return or profit to Entergy Gulf States or Entergy New Orleans, and distribution charges, which provide a return or profit to the utility. Distribution charges are affected by the amount of gas sold to customers. Purchased gas cost charges, which comprise most of a customer's bill and may be adjusted quarterly, represent gas commodity costs that Entergy Gulf States or Entergy New Orleans recovers from its customers. Entergy Gulf States' or Entergy New Orleans' cash flows can be affected by differences between the time period when gas is purchased and the time when ultimate recovery from customers is received. When purchased gas cost charges increase substantially reflecting higher gas procurement costs incurred by Entergy Gulf States or Entergy New Orleans customer usage may decrease, resulting in lower distribution charges for Entergy Gulf States or Entergy New Orleans.

(System Energy)

System Energy owns and operates a single nuclear generating facility, and it is dependent on affiliated companies for all of its revenues.

System Energy's operating revenues are derived from the allocation of the capacity, energy, and related costs associated with its 90% ownership/leasehold interest in Grand Gulf. Charges under the Unit Power Sales Agreement are paid by the Utility operating companies as consideration for their respective entitlements to receive capacity and energy and are payable on a full cost-of-service basis only so long as Grand Gulf remains in commercial operation. The useful economic life of Grand Gulf is finite and is limited by the terms of its operating license, which is currently due to expire on November 1, 2024. Payments under the Unit Power Sales Agreement are System Energy's only source of operating revenues. System Energy's financial condition depends both on the receipt of payments from the Utility operating companies under the Unit Power Sales Agreement and on the continued commercial operation of Grand Gulf.

Nuclear Operating Risk

(Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana and System Energy)

Ownership and operation of nuclear facilities creates business, financial and waste disposal risks.

Certain of the Utility operating companies, System Energy, and Entergy's Non-Utility Nuclear subsidiaries own and operate ten nuclear power generating units and the shutdown Indian Point 1 nuclear reactor. These companies, therefore, are subject to the risks arising from owning and operating nuclear generating facilities. The factors and risks affecting these nuclear operations include:

  Nuclear capacity factors. Nuclear capacity factors significantly affect the Utility operating companies', System Energy's and the Non-Utility Nuclear subsidiaries' results of operations. Nuclear plant operations involve substantial fixed operating costs but produce electricity at low variable costs due to nuclear fuel costs typically being lower than fossil fuel costs. Consequently, to be successful, a plant owner must consistently operate its nuclear facilities at high capacity factors. Lower capacity factors increase the Utility operating companies' operating costs by requiring them to generate additional energy, sometimes at higher costs, from their fossil or hydroelectric facilities or purchase additional energy in the spot or forward markets in order to satisfy their supply needs. Although most of the Non-Utility Nuclear forward sales are on a unit-contingent basis, some of the unit contingent contracts guarantee a capacity factor. Additionally, a small portion of the power the Non-Utility Nuclear plants produce is sold on a firm liquidated damages basis. In the event these plants were operating below the guaranteed capacity factors, these volumes would subject Entergy to price risk should the other regional generation plants not be able to produce adequate volumes.
  Refueling outages. Outages at nuclear stations to replenish fuel require the station to be "turned off." Refueling outages generally are planned to occur once every 18 to 24 months and currently average approximately 30 days in duration. When refueling outages last longer than anticipated or a plant owner experiences unplanned outages, capacity factors decrease. As a result, the Non-Utility Nuclear subsidiaries may face lower margins due to lower energy sales for unit contingent power supply contracts or potentially higher energy replacement costs for firm liquidated damages power supply contracts and for unit contingent contracts with capacity guarantees that are not met due to extended outages.
  Cost and supply of nuclear fuel. Entergy's nuclear units have a diversified portfolio of contracts and inventory that will provide substantially adequate nuclear fuel materials and services at reasonably predictable prices over the next several years. However, it will be necessary for Entergy to enter into additional arrangements to acquire nuclear fuel in the future. The uranium market supply became extremely limited in 2006 and remains so in early 2007, and predictable pricing is not currently available at reasonable cost for new commitments. For example, market prices for uranium concentrates have risen since December 2000 from about $7 per pound to a December 2006 value of over $70 per pound and upward price pressure has continued into 2007. The costs of obtaining supplies have therefore increased greatly for nuclear fuel users. While Entergy's nuclear fuel contract portfolio provides substantial price hedging against these market risks for several years, the increased costs for nuclear fuel operations in the future cannot be predicted with certainty due to market trends, and will affect the Utility operating companies and the Non-Utility Nuclear subsidiaries' liquidity and costs of operations.
  Regulatory risk. Under the Atomic Energy Act and Energy Reorganization Act, the NRC heavily regulates the operation of nuclear power plants. The NRC may modify, suspend or revoke licenses, shut down a nuclear facility and impose civil penalties for failure to comply with the Atomic Energy Act, related regulations or the terms of the licenses for nuclear facilities. A change in the Atomic Energy Act or the applicable regulations or licenses may require a substantial increase in capital expenditures or may result in increased operating or decommissioning costs and significantly affect the results of operations or financial position of Entergy (through its ownership of the Non-Utility Nuclear subsidiaries), its Utility operating companies, or System Energy. Events at nuclear plants owned by others, as well as those owned by one of these companies, may cause the NRC to initiate such actions. If an incident did occur at any of the nuclear generating units owned and operated by Entergy's subsidiaries, it could materially and adversely affect the business, financial position, results of operations and liquidity of Entergy, its Utility operating companies or System Energy.
  Operational risk. Operations at any of the nuclear generating units owned and operated by Entergy's subsidiaries could degrade to the point where the affected unit needs to be shut down or operated at less than full capacity. If this were to happen, identifying and correcting the causes may require significant time and expense. A decision may be made to close a unit rather than incur the expense of restarting it or returning the unit to full capacity. For the Non-Utility Nuclear subsidiaries, this could result in lost revenue and increased fuel and purchased power expense to meet supply commitments.
  Spent nuclear fuel storage. The Utility operating companies, System Energy and the Non-Utility Nuclear subsidiaries incur costs on an annual basis for the on-site storage of spent nuclear fuel. The approval of a national repository for the storage of spent nuclear fuel, such as the one proposed for Yucca Mountain, Nevada, and the timing of such facility opening, will significantly affect the costs associated with storage of spent nuclear fuel. In addition, the availability of a repository for spent nuclear fuel may affect the ability to fully decommission the nuclear units.

  Nuclear accident risk. Although the safety record of nuclear reactors, including those reactors owned and operated by Entergy's subsidiaries, generally has been very good, accidents and other unforeseen problems have occurred both in the U.S. and elsewhere. The consequences of an accident can be severe and include loss of life and property damage. As an owner of nuclear power plants, Entergy participates in mandatory industry self-insurance programs and could be liable to fund claims should a plant owned by a different company experience a major event. Any resulting liability from a nuclear accident may exceed any of the Utility operating companies' or the Non-Utility Nuclear subsidiaries' primary insurance coverage, and require contribution of additional funds through the industry-wide program that could significantly affect the results of operations or financial position of Entergy, a Utility operating company or System Energy.
  Nuclear insurance. The Price-Anderson Act limits the liability of nuclear reactor owners for claims that could arise from a single incident. The limit as of December 31, 2006 is $10.76 billion and is subject to change to account for the effects of inflation, a change in the primary limit of insurance coverage, and changes in the number of licensed reactors. As required by the Price-Anderson Act, the Utility operating companies and Non-Utility Nuclear subsidiaries carry the maximum available amount of nuclear liability insurance (currently $300 million for each operating site). Claims for any incident exceeding that amount are covered through mandatory participation in a financial protection pool comprised of other nuclear reactors. In the event of a nuclear plant disaster that causes damages in excess of the $300 million in primary insurance coverage, each owner of a nuclear plant reactor, including Entergy's Utility operating companies, System Energy, and Non-Utility Nuclear plant owners, will be required to pay a retrospective premium, equal to its proportionate share of the loss in excess of the $300 million primary level, up to a maximum of $100.6 million per reactor per incident. The retrospective premium payment is currently set at $15 million per year per reactor.
  Decommissioning. Owners of nuclear generating plants have an obligation to decommission those plants. The Utility operating companies, System Energy and the Non-Utility Nuclear subsidiaries maintain decommissioning trust funds for this purpose. The Utility operating companies collect funds from their customers, which are deposited into the trusts covering the units operated for or on behalf of those companies. Those rate collections are based upon operating license lives as well as estimated trust fund earnings and decommissioning costs. In connection with the acquisition of the nuclear plants, the Entergy Non-Utility Nuclear subsidiaries also acquired decommissioning trust funds that are funded in accordance with NRC regulations. An early plant shutdown, poor investment results or higher than anticipated decommissioning costs could cause trust fund assets to be insufficient to meet the decommissioning obligations, with the result that the Non-Utility Nuclear companies may be required to provide additional funds or credit support to satisfy regulatory requirements for decommissioning. For further information regarding nuclear decommissioning costs, reference is made to the "Critical Accounting Estimates - Nuclear Decommissioning Costs" section of Management's Financial Discussion and Analysis for Entergy and each of its Registrant Subsidiaries (except Entergy Mississippi and Entergy New Orleans).

Non-Utility Nuclear

Entergy's Non-Utility Nuclear business segment faces the risks described under this heading, the risks associated with operating nuclear generating units discussed above under "Utility - Nuclear Operating Risk" and the risks described under "General Business" below. The following risk factors apply only to Entergy Corporation, which operates this business segment through subsidiaries that are separate from the Utility operating companies and System Energy.

(Entergy Corporation)

The nuclear power generation plants owned by Entergy's Non-Utility Nuclear business will be exposed to price risk to the extent they must compete for the sale of energy and capacity.

Entergy and its subsidiaries are not guaranteed any rate of return on its capital investments in their unregulated businesses. In particular, the sale of capacity and energy from the power generation plants owned by its Non-Utility Nuclear business, unless otherwise contracted, is subject to the fluctuation of market power prices. Market prices may fluctuate substantially sometimes over relatively short periods of time and at other times experience sustained increases or decreases. Demand for electricity and its fuel stock can fluctuate dramatically, creating periods of substantial under- or over-supply. During periods of over-supply, prices might be depressed. Also, at times there may be political pressure, or pressure from regulatory authorities with jurisdiction over wholesale and retail energy commodity and transportation rates, to impose price limitations, bidding rules and other mechanisms to address volatility and other issues in these markets.

Among the factors that could affect market prices for electricity and fuel, all of which are beyond Entergy's control to a significant degree, are:

  prevailing market prices for natural gas, uranium (and its conversion), coal, oil, and other fuels used in electric generation plants, including associated transportation costs, and supplies of such commodities;
  seasonality;
  availability of competitively priced alternative energy sources;
  changes in production and storage levels of natural gas, lignite, coal and crude oil and refined products;
  liquidity in the general wholesale electricity market;
  the actions of external parties, such as the FERC and local independent system operators, that may impose price limitations and other mechanisms to address some of the volatility in the energy markets;
  transmission or transportation constraints, inoperability or inefficiencies;
  weather conditions impacting demand for electricity or availability of hydroelectric power or fuel supplies;
  the rate of growth in demand for electricity as a result of population changes, regional economic conditions and the implementation of conservation programs;
  union and labor relations;
  changes in federal and state energy and environmental laws and regulations including but not limited to the price impacts of proposed emission controls such as the Regional Greenhouse Gas Initiative (RGGI); and
  natural disasters, wars, embargoes and other catastrophic events.

Concerns have been expressed regarding the safety of nuclear generating units and nuclear fuel, which could lead to restrictions upon the operation of the Non-Utility Nuclear generating units.

Concerns are being expressed in public forums about the safety of nuclear generating units and nuclear fuel, in particular in the northeastern United States, which is where the current fleet of Non-Utility Nuclear generating units is located. These concerns have led to, and are expected to continue to lead to, various proposals to federal regulators as well as governing bodies in some localities where Entergy's subsidiaries own nuclear generating units for legislative and regulatory changes that could lead to the shut-down of nuclear units, denial of license extension applications, municipalization of nuclear units, restrictions on nuclear units as a result of unavailability of sites for spent nuclear fuel storage and disposal, or other adverse effects on owning and operating nuclear generating units. Entergy vigorously responds to these concerns and proposals. However, if any of the proposals relating to legislative and regulatory changes becomes effective, it could have a material adverse effect on Entergy's results of operations, financial condition and liquidity.

General Business

(Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans)

Entergy and the Utility operating companies face potential liquidity constraints to handle future contingencies such as future natural disasters or substantial increases in gas and fuel prices.

Under normal circumstances, Entergy's business is capital intensive and dependent upon its ability to access capital at reasonable rates and other terms. The effects of Hurricanes Katrina and Rita on Entergy's business created greater liquidity needs emphasizing the importance of Entergy's and its subsidiaries' access to the capital markets. At times there are also spikes in the price for natural gas and other commodities that increase the liquidity requirements of the Utility operating companies. Specifically, after Hurricanes Katrina and Rita in the third and fourth quarters of 2005, there was a rapid increase in natural gas and other commodity prices. As a result, the Utility operating companies had increased working capital and borrowing requirements to cover the higher than expected gas and fuel prices and to finance the storm restoration costs. The Utility operating companies then had to carry the higher incurred costs pending recovery through existing regulatory fuel and purchased power recovery mechanisms, as well as several different mechanisms for storm restoration cost recovery.

The occurrence of one or more contingencies, including lower than expected insurance recovery with respect to storm restoration costs, or a delay in such recovery, a delay in regulatory recovery of storm restoration costs not covered by insurance, a greater than expected increase in natural gas prices and other commodity prices, an acceleration of payments or decreased credit lines in respect of fuel or power supply to the Utility operating companies, less cash flow from operations than expected, or other unknown events, such as future storms, could cause the financing needs of Entergy and its subsidiaries to increase.

In addition, accessing the capital markets more frequently in these situations may result in an increase in leverage. Material leverage increases could negatively affect the credit ratings of Entergy and the Utility operating companies, which in turn can negatively affect access to the capital markets.

(Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans and System Energy)

A downgrade in Entergy Corporation's or its subsidiaries' credit ratings could negatively affect Entergy Corporation's and its subsidiaries' ability to access capital and/or could require Entergy Corporation or its subsidiaries to post collateral, accelerate certain payments or repay certain indebtedness.

There are a number of factors that the rating agencies are currently evaluating in order to arrive at the credit ratings for Entergy Corporation and the Registrant Subsidiaries, including certainty as to recovery of storm costs through insurance, retail rates, securitization financings, and/or CDBG funds, the ability to cover liquidity requirements, the availability of committed external credit support, and Entergy Corporation's share repurchase program, dividend policy and other commitments for capital. If Standard & Poor's Ratings Services, Moody's Investors Service, Inc. or Fitch Ratings were to downgrade Entergy Corporation's, any of the Utility operating companies' and/or System Entergy's ratings, particularly below investment grade, borrowing costs would increase, the potential pool of investors and funding sources would likely decrease, and cash collateral demands may be triggered by the terms of a number of commodity contracts, leases and other agreements. Most of Entergy Corporation's and its subsidiaries' large customers, suppliers and counterparties require sufficient creditworthiness to enter into transactions. If Entergy Corporation's or its subsidiaries' ratings were to decline, particularly below investment grade, or if certain counterparties determine Entergy Corporation or the Utility operating companies are losing creditworthiness and demand adequate assurance under fuel, gas and purchased power contracts, the counterparties may then require the posting of collateral in the form of cash or letters of credit, the prepayment before delivery of any fuel, gas or purchase power or the accelerated payment after such delivery, or the counterparties may decline to do business with Entergy Corporation or its subsidiaries. In addition, in the event of a decrease in Entergy Corporation's credit rating to below investment grade, Entergy Corporation may be required to replace in a short period of time the Entergy Corporation guarantees relating to some of the Non-Utility Nuclear business' agreements to sell power with approximately $1 billion in cash or letters of credit.

The consequences of Hurricanes Katrina and Rita on the financial condition of Entergy Corporation and the Utility operating companies, and the related uncertainty associated with storm restoration cost recovery, together with other factors, such as the bankruptcy filing of Entergy New Orleans, negatively affected Entergy Corporation's credit profile and the credit profile of the Utility operating companies. Following Hurricane Katrina, Standard & Poor's Ratings Services placed Entergy Corporation and the Utility operating companies on credit watch with negative implications. Fitch Ratings also changed the credit ratings of the Utility operating companies to outlook negative and Moody's Investors Service, Inc. placed the debt ratings of Entergy Gulf States on review for possible downgrade. After the Entergy New Orleans bankruptcy filing, Moody's, Standard & Poor's and Fitch downgraded the senior secured debt ratings of Entergy New Orleans to Caa1, D and CCC, respectively, and since December 2005, Moody's Investors Service, Inc. has withdrawn any rating of Entergy New Orleans. Currently, Standard & Poor's has issued a negative outlook for Entergy Corporation and the Utility operating companies (other than Entergy New Orleans), Moody's Investors Service, Inc. has issued a stable outlook for

 Entergy Corporation and the Utility operating companies, thereby removing the review for possible downgrade for Entergy Gulf States, and Fitch has placed the Utility operating companies on outlook stable.

The timing and outcome of Entergy New Orleans' emergence from bankruptcy is subject to certain risks. Until a plan of reorganization is confirmed and implemented, Entergy New Orleans' bankruptcy poses financial risks to Entergy Corporation and the other Utility operating companies.

Entergy New Orleans cannot emerge from bankruptcy until a plan of reorganization has been confirmed by the Bankruptcy Court and the confirmed plan of reorganization becomes effective and is implemented. Entergy New Orleans filed a plan of reorganization that requires receipt, in cash, of $200 million in CDBG funds and $50 million in insurance proceeds as a condition to Entergy New Orleans' exit from bankruptcy. The Unsecured Creditors' Committee also filed a competing plan of reorganization that requires a $150 million credit facility for Entergy New Orleans to exit from bankruptcy. The Bankruptcy Court will conduct hearings on May 3 and 4, 2007 to determine whether to confirm the Entergy New Orleans' plan of reorganization, the Unsecured Creditors' Committee plan of reorganization, or neither plan of reorganization. If Entergy New Orleans' plan of reorganization is confirmed, there is a risk of delay in implementing the plan and emerging from bankruptcy pending Entergy New Orleans' receipt of $200 million in CDBG funds and $50 million in insurance proceeds. Entergy New Orleans' plan of reorganization sets an effective date of June 30, 2007 by which all conditions must be satisfied; however, in its plan, Entergy New Orleans reserves the right to seek Bankruptcy Court approval to postpone the effective date subject to certain conditions. If on or before June 30, 2007, or such later date as approved by the Bankruptcy Court, the conditions set forth in Entergy New Orleans' plan of reorganization have not occurred, then the confirmation order can be vacated by the Bankruptcy Court, in which event Entergy New Orleans' plan of reorganization cannot become effective.

Pending confirmation of a plan of reorganization and implementation of such plan, Entergy Corporation and the Utility operating companies are at risk for recovering investments in or funds advanced to Entergy New Orleans, including:

  the recovery of Entergy Corporation's investment in Entergy New Orleans;
  the recovery of amounts advanced by Entergy Corporation as general and administrative services and through debtor-in-possession financing; and
  the payment of approximately $69 million of pre-petition payables owed by Entergy New Orleans to the other Utility operating companies.

For further information regarding Entergy New Orleans' bankruptcy, Entergy New Orleans' plan of reorganization, the Unsecured Creditors' Committee plan of reorganization and the DIP credit agreement, reference is made to the "Hurricane Katrina and Hurricane Rita - Entergy New Orleans Bankruptcy" and "Liquidity and Capital Resources - Capital Expenditure Plans and Other Uses of Capital - Debtor-in-Possession Credit Agreement" sections of Management's Financial Discussion and Analysis for Entergy.

The Utility operating companies, System Energy and Entergy's Non-Utility Nuclear business may incur substantial costs to fulfill their obligations related to environmental and other matters.

The businesses in which the Utility operating companies, System Energy and the Non-Utility Nuclear business operate are subject to extensive environmental regulation by local, state and Federal authorities. These laws and regulations affect the manner in which the Utility operating companies, System Energy and the Non-Utility Nuclear business conduct their operations and make capital expenditures. These regulations also affect how the Utility operating companies, System Energy and the Non-Utility Nuclear business manage air emissions, discharges to water, solid and hazardous waste storage and disposal, cooling and service water intake, the protection of threatened and endangered species, hazardous materials transportation, and similar matters. Federal, state, and local authorities continually revise these statutes and regulations, and the statutes and regulations are subject to judicial interpretation and to the permitting and enforcement discretion vested in the implementing agencies. Developing and implementing plans for facility compliance with these requirements can lead to capital, personnel, and operation and maintenance expenditures. Violations of these requirements can subject the Utility operating companies, System Energy and the Non-Utility Nuclear business to enforcement actions, capital expenditures to bring existing facilities into compliance, additional operating costs or operating restrictions to achieve compliance, remediation and clean-up costs, civil penalties, and exposure to third parties' claims for alleged health or property damages. In addition, the Utility operating companies, System Energy and the Non-Utility Nuclear business are subject to liability under these laws for the costs of remediation of environmental contamination of property now or formerly owned by the Utility operating companies, System Energy and the Non-Utility Nuclear business and of property contaminated by hazardous substances they generate. The Utility operating companies are currently involved in a number of proceedings relating to sites where hazardous substances have been released and may be subject to additional proceedings in the future. The Utility operating companies, System Energy and the Non-Utility Nuclear business have incurred and expect to incur significant costs related to environmental compliance.

Entergy and its subsidiaries may not be able to obtain or maintain all required environmental regulatory approvals. If there is a delay in obtaining any required environmental regulatory approvals, or if Entergy and its subsidiaries fail to obtain, maintain or comply with any such approval, the operation of its facilities could be stopped or become subject to additional costs. For further information regarding environmental regulation and environmental matters, reference is made to the "Regulation of Entergy's Business - Environmental Regulation" section of Part I Item 1.

Entergy and its subsidiaries face exposure to changes in commodity prices, which can affect the value of assets and operating costs and which may not be adequately hedged against adverse changes.

To manage their near-term financial exposure related to commodity price fluctuations, Entergy and its subsidiaries enter into contracts to hedge portions of their purchase and sale commitments, weather positions, fuel requirements and inventories of natural gas, uranium (and its conversion), lignite, coal, refined products, and other commodities, within established risk management guidelines. As part of this strategy, Entergy and its subsidiaries utilize fixed-price forward physical purchase and sales contracts, futures, financial swaps, and option contracts traded in the over-the-counter markets or on exchanges. However, Entergy and its subsidiaries can normally cover only a small portion of the exposure of their assets and positions to market price volatility, and the coverage will vary over time. In addition, Entergy also elects to leave certain volumes during certain years unhedged. To the extent Entergy and its subsidiaries have unhedged positions, fluctuating commodity prices can materially affect Entergy's and its subsidiaries' results of operations and financial position, either favorably or unfavorably.

Although Entergy and its subsidiaries devote a considerable amount of management time and effort to these risk management strategies, they cannot eliminate all the risks associated with these activities. As a result of these and other factors, Entergy and its subsidiaries cannot predict with precision the impact that risk management decisions may have on their business, results of operations or financial position.

Entergy has guaranteed or indemnified the performance of a portion of the obligations relating to hedging and risk management activities. Reductions in Entergy's credit quality or changes in the market prices of energy commodities could increase the cash collateral required to be posted in connection with hedging and risk management activities, which could materially affect Entergy's liquidity and financial position. For instance, after Hurricanes Katrina and Rita in the third and fourth quarters of 2005, there was a rapid increase in natural gas and other commodity prices that resulted in increased collateral requirements for Entergy's Non-Utility Nuclear business.

The Utility operating companies and Entergy's Non-Utility Nuclear business are exposed to the risk that counterparties may not meet their obligations.

Entergy's Utility operating companies' and its Non-Utility Nuclear subsidiaries' hedging and risk management activities are exposed to the risk that counterparties that owe Entergy and its subsidiaries money, energy, or other commodities will not perform their obligations. Certain counterparties may fail to perform their obligations due to financial difficulties, brought on by various factors. Should the counterparties to these arrangements fail to perform, Entergy or its subsidiaries might be forced to acquire alternative hedging arrangements or honor the underlying commitment at then-current market prices. In such event, Entergy and its subsidiaries might incur losses in addition to amounts, if any, already paid to the counterparties.

Market performance and other changes may decrease the value of benefit plan assets, which then could require significant additional funding.

The performance of the capital markets affects the values of the assets that are held in trust under Entergy's pension and postretirement benefit plans. Entergy's Utility operating companies and Non-Utility Nuclear subsidiaries have significant obligations in these areas and hold significant assets in these trusts. These assets are subject to market fluctuations and will yield uncertain returns, which may fall below the Utility operating companies' and Non-Utility Nuclear subsidiaries' projected return rates. A decline in the market value of the assets, as was experienced from 2000 to 2002, may increase the funding requirements of these obligations. Additionally, changes in interest rates affect the liabilities under Entergy's pension and postretirement benefit plans; as interest rates decrease, the liabilities increase, potentially requiring additional funding. Further, changes in demographics, including increased numbers of retirements or changes in life expectancy assumptions, or changes in federal regulations may also increase the funding requirements of the obligations related to the pension benefit plans. For further information regarding Entergy's pension and other postretirement benefit plans, reference is made to the "Critical Accounting Estimates - Qualified Pension and Other Benefits" section of Management's Financial Discussion and Analysis for Entergy and each of its Registrant Subsidiaries and Note 11 to the financial statements.

The litigation environment in the states in which certain Entergy subsidiaries operate poses a significant risk to those businesses.

Entergy and its subsidiaries are involved in the ordinary course of business in a number of lawsuits involving employment, commercial, asbestos, hazardous material, ratepayer, and injuries and damages issues, among other matters. States in which the Utility operating companies operate, in particular Louisiana, Mississippi and Texas, have proven to be unusually litigious environments. Judges and juries in these states have demonstrated a willingness to grant large verdicts, including punitive damages, to plaintiffs in personal injury, property damage, and business tort cases. Entergy and its subsidiaries use legal and appropriate means to contest litigation threatened or filed against them, but the litigation environment in these states poses a significant business risk.

Changes in taxation as well as the inherent difficulty in quantifying potential tax effects of business decisions could negatively impact Entergy's, the Utility operating companies' and System Energy's results of operations, financial condition and liquidity.

Entergy and its subsidiaries are required to make judgments regarding the potential tax effects of various financial transactions and results of operations in order to estimate their obligations to taxing authorities. These tax obligations include income, franchise, real estate, sales and use and employment-related taxes. These judgments include reserves for potential adverse outcomes regarding tax positions that have been taken. Entergy and its subsidiaries also estimate their ability to utilize tax benefits, including those in the form of carryforwards for which the benefits have already been reflected in the financial statements. Changes in federal, state and/or local tax laws, adverse tax audit results or adverse tax rulings on positions taken by Entergy and its subsidiaries could negatively impact Entergy's, the Utility operating companies' and System Energy's results of operations, financial condition and liquidity. For further information regarding Entergy's accounting for tax obligations, reference is made to Note 3 to the financial statements.

(Entergy Louisiana)

Entergy Louisiana will not join in filing the Entergy consolidated federal income tax return. Because it will file as a separate taxpayer, Entergy Louisiana's financial condition could be adversely affected.

Entergy Louisiana will not join in the filing of Entergy's consolidated federal income tax return, although it is consolidated for financial reporting purposes. Entergy Louisiana will file a separate federal income tax return, will pay federal income taxes on a stand-alone basis, and will not be a party to Entergy's intercompany tax allocation agreement. Entergy Louisiana may make elections for tax purposes that may differ from those made by the Entergy consolidated tax group, which may result in Entergy Louisiana having more exposure to tax liability than it would have had, if included in the Entergy consolidated tax return, thereby adversely affecting Entergy Louisiana's financial condition.

(Entergy Corporation)

Entergy Corporation's holding company structure could limit its ability to pay dividends.

Entergy Corporation is a holding company with no material assets other than the stock of its subsidiaries. Accordingly, all of its operations are conducted by its subsidiaries. Entergy Corporation's ability to pay dividends on its common stock depends on the payment to it of dividends by its subsidiaries. The payments of dividends to Entergy Corporation by its subsidiaries in turn depend on their results of operations and cash flows and other items affecting retained earnings. Provisions in the articles of incorporation, indentures for debt issuances and other agreements of certain of Entergy Corporation's subsidiaries restrict the payment of cash dividends to Entergy Corporation. For further information regarding dividend restrictions to Entergy Corporation, reference is made to the "COMMON EQUITY - Retained Earnings and Dividend Restrictions" section of Note 7 to the financial statements.

UNRESOLVED STAFF COMMENTS

Neither Entergy Corporation nor any of its subsidiaries that are subject to the reporting requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 received any written comments regarding any of their periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of their 2006 fiscal year and that remain unresolved.

ENTERGY ARKANSAS, INC.

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

2006 Compared to 2005

Net income decreased slightly, by $1.5 million, in 2006.

2005 Compared to 2004

Net income increased $32.4 million due to higher net revenue and other income, partially offset by higher other operation and maintenance expenses.

Net Revenue

2006 Compared to 2005

Net revenue, which is Entergy Arkansas' measure of gross margin, consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits). Following is an analysis of the change in net revenue comparing 2006 to 2005.

Amount
(In Millions)

2005 net revenue	$1,010.7
Pass-through rider revenue	35.5
Volume/weather	13.1
Net wholesale revenue	10.6
Other	4.6
2006 net revenue	$1,074.5

The pass-through rider revenue variance is primarily due to a change in 2006 in the accounting for city franchise tax revenues as directed by the APSC. The change results in an increase in rider revenue with a corresponding increase in taxes other than income taxes, resulting in no effect on net income.

The volume/weather variance is primarily due to an increase in electricity usage, including the effect of more favorable weather compared to 2005. Billed retail electricity usage increased by a total of 326 GWh.

The net wholesale revenue variance is primarily due to improved results related to co-owner contracts and higher wholesale prices.

Gross operating revenues, fuel and purchased power expenses, and other regulatory charges (credits)

Gross operating revenues increased primarily due to:

  an increase of $212.8 million in fuel cost recovery revenues due to increases in the energy cost recovery rider effective October 2005 and July 2006. The energy cost recovery rider filings are discussed in Note 2 to the financial statements;
  an increase of $69.4 million in gross wholesale revenue due to an increase in volume as a result of reduced net area retail demand and new resource plan contracts with affiliated customers;

  an increase of $35.5 million in pass-through rider revenue, as discussed above; and
  an increase of $13.1 million related to volume/weather, as discussed above.

The increase was partially offset by a decrease of $19 million in Grand Gulf revenues due to a decrease in the Grand Gulf rider effective January 2006.

Fuel and purchased power expenses increased primarily due to an increase in the recovery from customers of deferred fuel costs due to higher fuel rates.

Other regulatory charges decreased primarily due to a decrease of $22.3 million resulting from the under-recovery of Grand Gulf costs due to a decrease in the Grand Gulf rider effective January 2006. The rider has no material effect on net income due to the refund and/or recovery through annual adjustments to the rider.

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

The volume/weather variance is primarily due to an increase in electricity usage, including the effect of more favorable weather compared to 2004. Billed electricity usage increased by a total of 1,270 GWh.

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

Gross operating revenues, fuel and purchased power expenses, and other regulatory charges (credits)

Gross operating revenues increased primarily due to an increase of $99 million in fuel cost recovery revenues due to increases in the energy cost recovery rider effective April 2005 and October 2005 (fuel cost recovery revenues are discussed in Note 2 to the financial statements). The increase in volume/weather, discussed above, also contributed to the increase.

Fuel and purchased power expenses increased primarily due to an increase in the market price of purchased power, partially offset by decreased deferred fuel expense resulting primarily from higher fuel and purchased power costs. Entergy Arkansas' fuel cost recovery filings are discussed in Note 2 to the financial statements.

Other regulatory charges increased primarily due to:

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

2006 Compared to 2005

Other operation and maintenance expenses increased primarily due to:

  an increase of $13.5 million in payroll and benefits costs;
  an increase of $8 million in transmission equalization expenses;
  an increase of $5.5 million in customer service support costs, including an increase in customer write-offs;
  an increase of $5.4 million in nuclear spending due to higher NRC fees, security costs, emergency plan fees, and labor costs;
  $4.1 million applied as a credit against bad debt expense in the first quarter of 2005 in accordance with a settlement agreement with the APSC; and
  the receipt in 2005 of proceeds of $2.4 million from the radwaste settlement which is discussed in "Significant Factors and Known Trends - Central States Compact Claim."

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

Income Taxes

The effective income tax rates for 2006, 2005, and 2004 were 24.7%, 35.7%, and 38.5%, respectively. See Note 3 to the financial statements for a reconciliation of the federal statutory rate of 35.0% to the effective income tax rate. Tax reserves not expected to reverse within the next year are reflected as non-current taxes accrued on the balance sheet.

Liquidity and Capital Resources

Cash Flow

Cash flows for the years ended December 31, 2006, 2005, and 2004 were as follows:

	2006	2005	2004
	(In Thousands)

Cash and cash equivalents at beginning of period	$9,393	$89,744	$8,834

Cash flow provided by (used in):
Operating activities	501,503	507,711	539,012
Investing activities	(280,420)	(488,718)	(292,946)
Financing activities	(195,661)	(99,344)	(165,156)
Net increase (decrease) in cash and cash equivalents	25,422	(80,351)	80,910

Cash and cash equivalents at end of period	$34,815	$9,393	$89,744

Operating Activities

Cash flow from operations decreased $6.2 million in 2006 compared to 2005 primarily due to an increase of $110.5 million in pension contributions, substantially offset by increased recovery of deferred fuel costs along with income tax refunds of $27.1 million in 2006 compared to income tax payments of $33.8 million in 2005.

In the first quarter of 2006, Entergy Corporation received an income tax refund as a result of net operating loss carryback provisions contained in the Gulf Opportunity Zone Act of 2005. In accordance with Entergy's intercompany tax allocation agreement, in April 2006 Entergy Corporation distributed $12 million of the refund to Entergy Arkansas.

Cash flow from operations decreased $31.3 million in 2005 compared to 2004 primarily due to income tax payments made in 2005 compared to income tax refunds received in 2004, partially offset by the timing of the collection of receivables from customers and the timing of payments to vendors.

Investing Activities

Net cash flow used in investing activities decreased $208.3 million in 2006 compared to 2005 primarily due to:

  other regulatory investments of $197.6 million in 2005 that resulted from fuel cost under-recoveries that have been deferred and are expected to be recovered over a period greater than twelve months; and
  a decrease of $58 million in construction expenditures primarily resulting from the steam generator and reactor vessel head replacement at ANO 1 in 2005.

The decreases were partially offset by money pool activity.

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

Financing Activities

Net cash flow used in financing activities increased $96.3 million in 2006 compared to 2005 primarily due to an increase of $93.9 million in common stock dividends paid and money pool activity. The increase was partially offset by the net retirement of $54.8 million of long-term debt in 2005.

Net cash flow used in financing activities decreased $65.8 million in 2005 compared to 2004 primarily due to money pool activity and a decrease of $21.7 million in common stock dividends in 2005, partially offset by the net retirement of $54.8 million of long-term debt in 2005.

See Note 5 to the financial statements for details on long-term debt. See "Sources of Capital" below for the details of Entergy Arkansas' preferred stock activity in 2006.

Capital Structure

Entergy Arkansas' capitalization is balanced between equity and debt, as shown in the following table.

	December 31, 2006	December 31, 2005

Net debt to net capital	47.5%	47.4%
Effect of subtracting cash from debt	0.6%	0.1%
Debt to capital	48.1%	47.5%

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
  dividend and interest payments.

Following are the amounts of Entergy Arkansas' planned construction and other capital investments, existing debt and lease obligations (includes estimated interest payments), and other purchase obligations:

	2007	2008-2009	2010-2011	after 2011	Total
	(In Millions)
Planned construction and
capital investment (1)	$287	$781	N/A	N/A	$1,068
Long-term debt	$64	$128	$222	$2,013	$2,427
Capital lease payments	$3	$2	$-	$2	$7
Operating leases	$28	$39	$55	$7	$129
Purchase obligations (2)	$534	$1,007	$849	$2,194	$4,584
Nuclear fuel lease obligations (3)	$53	$71	N/A	N/A	$124

(1)

Includes approximately $201 to $206 million annually for maintenance capital, which is planned spending on routine capital projects that are necessary to support reliability of service, equipment or systems and to support normal customer growth.

(2)

Purchase obligations represent the minimum purchase obligation or cancellation charge for contractual obligations to purchase goods or services. For Entergy Arkansas, almost all of the total consists of unconditional fuel and purchased power obligations, including its obligations under the Unit Power Sales Agreement, which is discussed in Note 8 to the financial statements.

(3)

It is expected that additional financing under the leases will be arranged as needed to acquire additional fuel, to pay interest, and to pay maturing debt. If such additional financing cannot be arranged, however, Entergy Arkansas must repurchase sufficient nuclear fuel to allow the lessor to meet its obligations.

In addition to these contractual obligations, Entergy Arkansas expects to contribute $7 million to its pension plans and $17.8 million to other postretirement plans in 2007.

The planned capital investment estimate for Entergy Arkansas also reflects capital required to support existing business and customer growth, including the acquisition of generation resources identified in Entergy's supply plan initiative. As part of an ongoing needs assessment and requests for proposal (RFP) process, Entergy issued an RFP for long-term resources in January 2006. Based upon the final evaluation of the proposals submitted in response to the RFP for long-term resources, on January 31, 2007, Entergy Services was authorized as agent for the respective purchasing Utility operating companies to enter into further negotiations with several selected resources, including load-following, combined cycle gas-fired generation in Arkansas.

The estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints, market volatility, economic trends, environmental compliance, and the ability to access capital. Management provides more information on long-term debt and preferred stock maturities in Notes 5 and 6 to the financial statements.

As a wholly-owned subsidiary, Entergy Arkansas pays dividends to Entergy Corporation from its earnings at a percentage determined monthly. Entergy Arkansas' long-term debt indentures restrict the amount of retained earnings available for the payment of cash dividends or other distributions on its common and preferred stock. As of December 31, 2006, Entergy Arkansas had restricted retained earnings unavailable for distribution to Entergy Corporation of $396.4 million.

Sources of Capital

Entergy Arkansas' sources to meet its capital requirements include:

  internally generated funds;
  cash on hand;
  debt or preferred stock issuances; and
  bank financing under new or existing facilities.

In March 2006, Entergy Arkansas issued 3,000,000 shares of $25 par value 6.45% Series Preferred Stock. The dividends are cumulative and payable quarterly beginning July 1, 2006. The preferred stock is redeemable on or after April 1, 2011, at Entergy Arkansas' option, at the call price of $25 per share. In April 2006, Entergy Arkansas used the proceeds from this issuance to redeem all outstanding shares of the following series of preferred stock:
Series of Entergy Arkansas Preferred Stock	Redemption Price Per Share

7.32% Preferred Stock, Cumulative, $100.00 par value	$103.17
7.80% Preferred Stock, Cumulative, $100.00 par value	$103.25
7.40% Preferred Stock, Cumulative, $100.00 par value	$102.80
7.88% Preferred Stock, Cumulative, $100.00 par value	$103.00
$1.96 Preferred Stock, Cumulative, $0.01 par value	$ 25.00

In June 2006, Entergy Arkansas issued $54.7 million of 4.60% Series Jefferson County bonds due October 2017. The proceeds were used to redeem, prior to maturity, $45.5 million 5.6% Series of Jefferson County bonds and $9.2 million 6.3% Series of Jefferson County bonds in July 2006. The issuance and redemptions are not shown on the cash flow statement because the proceeds from the issuance were placed in a trust and never held as cash by Entergy Arkansas.

Entergy Arkansas may refinance or redeem debt and preferred stock prior to maturity, to the extent market conditions and interest and dividend rates are favorable.

All debt and common and preferred stock issuances by Entergy Arkansas require prior regulatory approval. Preferred stock and debt issuances are also subject to issuance tests set forth in Entergy Arkansas' corporate charters, bond indentures, and other agreements. Entergy Arkansas has sufficient capacity under these tests to meet its foreseeable capital needs.

In April 2006, Entergy Arkansas renewed its $85 million credit facility through April 30, 2007. The facility is no longer subject to a combined borrowing limit with Entergy Louisiana's credit facility. The $85 million credit facility requires that Entergy Arkansas maintain total shareholders' equity of at least 25% of its total assets. There were no outstanding borrowings under the Entergy Arkansas credit facility as of December 31, 2006.

Entergy Arkansas' receivables from or (payables to) the money pool were as follows as of December 31 for each of the following years:

2006	2005	2004	2003
(In Thousands)

$16,109	($27,346)	$23,561	($69,153)

See Note 4 to the financial statements for a description of the money pool.

Short-term borrowings by Entergy Arkansas, including borrowings under the money pool, are limited to an amount authorized by the FERC, which is $250 million. The FERC has jurisdiction over these short-term borrowings effective with the repeal of PUHCA 1935 on February 8, 2006 and has issued an order effective through March 31, 2008. See Note 4 to the financial statements for further discussion of Entergy Arkansas' short-term borrowing limits.

Significant Factors and Known Trends

State and Local Rate Regulation

The rates that Entergy Arkansas charges for its services significantly influence its financial position, results of operations, and liquidity. Entergy Arkansas is closely regulated and the rates charged to its customers are determined in regulatory proceedings. The APSC, a governmental agency, is primarily responsible for approval of the rates charged to customers.

In August 2006, Entergy Arkansas filed with the APSC a request for a change in base rates. Entergy Arkansas requested a general base rate increase of $150 million (using an ROE of 11.25%), as well as recovery of FERC-allocated costs pursuant to the FERC decision on the System Agreement. Entergy Arkansas also requested a capacity management rider to recover incremental capacity costs. In February 2007, the APSC Staff and intervenors filed testimony in the case indicating that the parties generally favor recovery of the FERC-allocated System Agreement costs through a new rider.  Moreover, the parties commenting on the energy cost recovery rider supported retention of the energy cost recovery rider to recover fuel and purchased energy expense. Regarding the level of base rates, the APSC staff found a revenue requirement excess of $13.5 million.  The parties generally opposed recovering incremental capacity purchase charges through the proposed capacity management rider, although the APSC staff indicated such a rider might be appropriate for a proposed power plant acquisition once more facts were known. Entergy Arkansas rebuttal testimony is scheduled to be filed in March 2007. The procedural schedule calls for hearings to begin in April 2007.

In November 2006, Entergy Arkansas filed with the APSC a request to approve Entergy Arkansas' need for load-following generation resources. In January 2007, the APSC staff recommended that the APSC issue an order declaring that Entergy Arkansas has demonstrated a need to acquire capacity for load-following generation. Upon completion of negotiations with the final selected bidder, which is expected in third quarter 2007, Entergy Arkansas will file with the APSC a request to approve the specific capacity acquisition. Cost recovery for the new resource is being addressed in the general rate case.

Energy Cost Rate Investigation

In September 2005, Entergy Arkansas filed with the APSC an interim energy cost rate per the energy cost recovery rider that provides for an interim adjustment should the cumulative over- or under-recovery for the energy period exceed 10 percent of the energy costs for that period. As of the end of July 2005, the cumulative under-recovery of fuel and purchased power expenses had exceeded the 10 percent threshold due to increases in purchased power expenditures resulting from higher natural gas prices. The interim cost rate of $0.01900 per kWh became effective the first billing cycle in October 2005.

In early October 2005, the APSC initiated an investigation into Entergy Arkansas' interim rate. The investigation is focused on Entergy Arkansas' 1) gas contracting, portfolio, and hedging practices; 2) wholesale purchases during the period; 3) management of the coal inventory at its coal generation plants; and 4) response to the contractual failure of the railroads to provide coal deliveries. In March 2006, the APSC extended its investigation to cover the costs included in Entergy Arkansas' March 2006 filing requesting an energy cost rate of $0.02827 per kWh, which is discussed below. On April 7, 2006, the APSC issued a show cause order in the investigation proceeding that ordered Entergy Arkansas to file a cost of service study by June 8, 2006. The order also directed Entergy Arkansas to file testimony to support the cost of service study, to support the $0.02827 per kWh cost rate, and to address the general topic of elimination of the energy cost recovery rider.

On June 7, 2006, Entergy Arkansas filed a cost of service study and testimony supporting the redetermined energy cost rate and testimony addressing the prospective elimination of the energy cost recovery rider as ordered by the APSC. A hearing was held in the APSC energy cost recovery investigation on October 12, 2006 and post-hearing briefs were filed by Entergy Arkansas, the APSC General Staff, the Arkansas Attorney General, and the Arkansas Electric Energy Consumers. No party recommended termination of the energy cost recovery rider. In the January 16, 2007 order referenced below, the APSC stated the issue of whether Entergy Arkansas' energy cost recovery rider should be terminated, modified, or continued will be deferred and addressed in Entergy Arkansas' pending rate case.

As discussed above, in March 2006, Entergy Arkansas filed with the APSC its annual redetermination of the energy cost rate for application to the period April 2006 through March 2007. The filed energy cost rate of $0.02827 per kWh was proposed to replace the interim rate of $0.01900 per kWh that had been in place since October 2005, as discussed above. The increase in the energy cost rate was due to increases in the cost of purchased power primarily due to the natural gas cost increase and the effect that Hurricanes Katrina and Rita had on market conditions, increased demand for purchased power during the ANO 1 refueling and steam generator replacement outage in the fall of 2005, and coal plant generation curtailments during off-peak periods due to railroad delivery problems. On March 31, 2006, the APSC suspended implementation of the $0.02827 per kWh energy cost rate, and ordered that the $0.01900 per kWh interim rate remain in effect pending the APSC proceedings on the energy cost recovery filings discussed above. In June 2006, Entergy Arkansas filed a motion with the APSC seeking again to implement the redetermined energy cost rate of $0.02827 per kWh. After a hearing, the APSC approved Entergy Arkansas' request and the redetermined rate was implemented in July 2006, subject to refund pending the outcome of the APSC energy cost recovery investigation.

On January 16, 2007, the APSC issued an order in its review of Entergy Arkansas' interim rate, mentioned above. The APSC found that Entergy Arkansas failed to maintain an adequate coal inventory level going into the summer of 2005 and that Entergy Arkansas should be responsible for any incremental energy costs resulting from two outages caused by employee and contractor error. As stated above, the coal plant generation curtailments were caused by railroad delivery problems. The APSC staff was directed to perform an analysis with Entergy Arkansas' assistance to determine the additional fuel and purchased energy costs associated with these findings and file the analysis within 60 days of the order. After a final determination of the costs is made by the APSC, Entergy Arkansas would be directed to refund that amount with interest to its customers as a credit on energy cost recovery rider that collects fuel and purchased energy costs. The order also stated that the APSC would address any additional issues regarding the energy cost recovery rider in the pending Entergy Arkansas rate case. Entergy Arkansas has requested rehearing of the order.

Federal Regulation

System Agreement Proceedings

See "System Agreement Proceedings" in the "Significant Factors and Known Trends" section of Entergy Corporation and Subsidiaries Management's Discussion and Analysis for discussion of the proceeding at the FERC involving the System Agreement and of other related proceedings.

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

Central States Compact Claim

The Low-Level Radioactive Waste Policy Act of 1980 holds each state responsible for disposal of low-level radioactive waste originating in that state, but allows states to participate in regional compacts to fulfill their responsibilities jointly.  Arkansas and Louisiana participate in the Central Interstate Low-Level Radioactive Waste Compact (Central States Compact or Compact).  Commencing in early 1988, Entergy Arkansas, Entergy Gulf States, and Entergy Louisiana made a series of contributions to the Central States Compact to fund the Central States Compact's development of a low-level radioactive waste disposal facility to be located in Boyd County, Nebraska.  In December 1998, Nebraska, the host state for the proposed Central States Compact disposal facility, denied the compact's license application for the proposed disposal facility.  Several parties, including the commission that governs the compact (the Compact Commission), filed a lawsuit against Nebraska seeking damages resulting from Nebraska's denial of the proposed facility's license.  After a trial, the U.S. District Court concluded that Nebraska violated its good faith obligations regarding the proposed waste disposal facility and rendered a judgment against Nebraska in the amount of $151 million.  In August 2004, Nebraska agreed to pay the Compact $141 million in settlement of the judgment. In July 2005, the Compact Commission decided to distribute a substantial portion of the proceeds from the settlement to the nuclear power generators that had contributed funding for the Boyd County facility, including Entergy Arkansas, Entergy Gulf States, and Entergy Louisiana. On August 1, 2005, Nebraska paid $145 million, including interest, to the Compact, and the Compact distributed from the settlement proceeds $23.6 million to Entergy Arkansas, $19.9 million to Entergy Gulf States, and $19.4 million to Entergy Louisiana.  The proceeds were first applied to the existing regulatory asset, with the remainder causing an increase in pre-tax earnings of $7.4 million at Entergy Arkansas in 2005.

Nuclear Matters

Entergy Arkansas owns and operates, through an affiliate, the ANO 1 and ANO 2 nuclear power plants. Entergy Arkansas is, therefore, subject to the risks related to owning and operating nuclear plants. These include risks from the use, storage, handling and disposal of high-level and low-level radioactive materials, regulatory requirement changes, including changes resulting from events at other plants, limitations on the amounts and types of insurance commercially available for losses in connection with nuclear operations, and technological and financial uncertainties related to decommissioning nuclear plants at the end of their licensed lives, including the sufficiency of funds in decommissioning trusts. In the event of an unanticipated early shutdown of either ANO 1 or ANO 2, Entergy Arkansas may be required to file with the APSC a rate mechanism to provide additional funds or credit support to satisfy regulatory requirements for decommissioning.

The nuclear industry continues to address susceptibility to stress corrosion cracking of certain materials associated with components within the reactor coolant system. The issue is applicable to ANO and is managed in accordance with industry standard practices and guidelines. Several major modifications to the ANO units have been implemented, with the most recent project being the replacement of the ANO 2 pressurizer during the fall 2006 refueling outage. A replacement reactor vessel head is being fabricated for ANO 2 at this time. Routine inspections of the existing ANO 2 reactor vessel head have identified no significant material degradation issues for that component. These inspections will continue at planned refueling outages.

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

Nuclear Decommissioning Costs

See "Nuclear Decommissioning Costs" in the "Critical Accounting Estimates" section of Entergy Corporation and Subsidiaries Management's Discussion and Analysis for discussion of the estimates inherent in accounting for nuclear decommissioning costs.

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

Unbilled Revenue

As discussed in Note 1 to the financial statements, Entergy Arkansas records an estimate of the revenues earned for energy delivered since the latest customer billing. Each month the estimated unbilled revenue amounts are recorded as revenue and a receivable, and the prior month's estimate is reversed. The difference between the estimate of the unbilled receivable at the beginning of the period and the end of the period is the amount of unbilled revenue recognized during the period. The estimate recorded is primarily based upon an estimate of customer usage during the unbilled period and the billed price to customers in that month. Therefore, revenue recognized may be affected by the estimated price and usage at the beginning and end of each period, in addition to changes in certain components of the calculation.

Qualified Pension and Other Postretirement Benefits

Entergy sponsors qualified, defined benefit pension plans which cover substantially all employees. Additionally, Entergy currently provides postretirement health care and life insurance benefits for substantially all employees who reach retirement age while still working for Entergy. Entergy's reported costs of providing these benefits, as described in Note 11 to the financial statements, are impacted by numerous factors including the provisions of the plans, changing employee demographics, and various actuarial calculations, assumptions, and accounting mechanisms. See the "Critical Accounting Estimates" section of Entergy Corporation and Subsidiaries Management's Discussion and Analysis for further discussion. Because of the complexity of these calculations, the long-term nature of these obligations, and the importance of the assumptions utilized, Entergy's estimate of these costs is a critical accounting estimate.

Cost Sensitivity

The following chart reflects the sensitivity of qualified pension cost to changes in certain actuarial assumptions (dollars in thousands):

Actuarial Assumption	Change in Assumption	Impact on 2006 Qualified Pension Cost	Impact on Qualified Projected Benefit Obligation
	Increase/(Decrease)

Discount rate	(0.25%)	$2,161	$23,016
Rate of return on plan assets	(0.25%)	$1,158	-
Rate of increase in compensation	0.25%	$1,007	$5,425

The following chart reflects the sensitivity of postretirement benefit cost to changes in certain actuarial assumptions (dollars in thousands):

Actuarial Assumption	Change in Assumption	Impact on 2006 Postretirement Benefit Cost	Impact on Accumulated Postretirement Benefit Obligation
	Increase/(Decrease)

Health care cost trend	0.25%	$740	$4,220
Discount rate	(0.25%)	$438	$5,388

Each fluctuation above assumes that the other components of the calculation are held constant.

Costs and Funding

Total qualified pension cost for Entergy Arkansas in 2006 was $26.2 million. Entergy Arkansas anticipates 2007 qualified pension cost to decrease to $25 million. Entergy Arkansas contributed $114.5 million to its qualified pension plans in 2006, including the 2005 contribution of $10 million that was delayed until 2006 as a result of the Katrina Emergency Tax Relief Act. Entergy Arkansas' contributions to the pension trust are projected to be $7 million in 2007.

Entergy Arkansas' qualified pension accumulated benefit obligation at December 31, 2005 exceeded plan assets. As a result, Entergy Arkansas was required to recognize an additional minimum liability as prescribed by SFAS 87. At December 31, 2005, Entergy Arkansas' qualified pension additional minimum liability was $146 million. Entergy Arkansas' intangible asset for the unrecognized prior service cost was $7.6 million and the regulatory asset was $138 million at December 31, 2005. Net income for 2005 and 2004 was not affected. In accordance with SFAS 158, the additional minimum pension liability has been replaced with the recording of the funded status of the defined benefit and other postretirement benefit plans.

Total postretirement health care and life insurance benefit costs for Entergy Arkansas in 2006 were $15.4 million, including $6.2 million in savings due to the estimated effect of future Medicare Part D subsidies. Entergy Arkansas expects 2007 postretirement health care and life insurance benefit costs to approximate $15.4 million, including $5.5 million in savings due to the estimated effect of future Medicare Part D subsidies.

New Accounting Pronouncements

See "New Accounting Pronouncements" section of Entergy Corporation and Subsidiaries Management's Discussion and Analysis for further discussion.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Entergy Arkansas, Inc.:

We have audited the accompanying balance sheets of Entergy Arkansas, Inc. (the "Company") as of December 31, 2006 and 2005, and the related statements of income, retained earnings, and cash flows (pages 231 through 236 and applicable items in pages 55 through 164) for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Entergy Arkansas, Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 11 to the respective financial statements, in 2006 the Company adopted the provisions of Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2007 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 26, 2007

ENTERGY ARKANSAS, INC.
INCOME STATEMENTS

	For the Years Ended December 31,
	2006	2005	2004
	(In Thousands)

OPERATING REVENUES
Domestic electric	$2,092,683	$1,789,055	$1,653,145

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	429,718	22,151	210,394
Purchased power	614,246	755,277	484,849
Nuclear refueling outage expenses	29,478	27,892	24,568
Other operation and maintenance	437,574	392,777	384,424
Decommissioning	30,695	31,205	32,902
Taxes other than income taxes	75,585	39,011	35,848
Depreciation and amortization	216,919	203,836	206,926
Other regulatory charges (credits) - net	(25,794)	959	(20,501)
TOTAL	1,808,421	1,473,108	1,359,410

OPERATING INCOME	284,262	315,947	293,735

OTHER INCOME
Allowance for equity funds used during construction	7,630	11,614	11,737
Interest and dividend income	24,720	22,941	10,298
Miscellaneous - net	(4,115)	(2,408)	(6,354)
TOTAL	28,235	32,147	15,681

INTEREST AND OTHER CHARGES
Interest on long-term debt	76,932	78,527	79,521
Other interest - net	8,877	6,465	4,909
Allowance for borrowed funds used during construction	(3,290)	(8,482)	(6,288)
TOTAL	82,519	76,510	78,142

INCOME BEFORE INCOME TAXES	229,978	271,584	231,274

Income taxes	56,824	96,949	89,064

NET INCOME	173,154	174,635	142,210

Preferred dividend requirements and other	7,560	7,776	7,776

EARNINGS APPLICABLE TO
COMMON STOCK	$165,594	$166,859	$134,434

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY ARKANSAS, INC.
STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2006	2005	2004
	(In Thousands)

OPERATING ACTIVITIES
Net income	$173,154	$174,635	$142,210
Adjustments to reconcile net income to net cash flow provided by operating activities:
Reserve for regulatory adjustments	22,310	(3,231)	3,099
Other regulatory charges (credits) - net	(25,794)	959	(20,501)
Depreciation, amortization, and decommissioning	247,614	235,041	239,828
Deferred income taxes, investment tax credits, and non-current taxes accrued	46,454	106,605	149,301
Changes in working capital:
Receivables	(49,943)	6,495	(63,003)
Fuel inventory	(10,631)	(8,044)	2,424
Accounts payable	(42,296)	64,558	28,282
Taxes accrued	37,161	(35,874)	35,874
Interest accrued	372	(2,169)	(48)
Deferred fuel costs	202,025	773	6,880
Other working capital accounts	(4,947)	(14,690)	23,192
Provision for estimated losses and reserves	1,576	(1,387)	(1,281)
Changes in other regulatory assets	(39,128)	71,932	37,668
Other	(56,424)	(87,892)	(44,913)
Net cash flow provided by operating activities	501,503	507,711	539,012

INVESTING ACTIVITIES
Construction expenditures	(259,409)	(317,112)	(270,427)
Allowance for equity funds used during construction	7,630	11,614	11,737
Nuclear fuel purchases	(51,118)	(72,290)	(8,101)
Proceeds from sale/leaseback of nuclear fuel	49,027	72,290	8,101
Proceeds from nuclear decommissioning trust fund sales	105,658	203,772	142,508
Investment in nuclear decommissioning trust funds	(116,099)	(212,966)	(151,368)
Change in money pool receivable - net	(16,109)	23,561	(23,561)
Changes in other investments - net	-	-	1,856
Other regulatory investments	-	(197,587)	(3,691)
Net cash flow used in investing activities	(280,420)	(488,718)	(292,946)

FINANCING ACTIVITIES
Proceeds from the issuance of:
Long-term debt	-	272,702	59,429
Preferred stock	73,355	-	-
Retirement of long-term debt	-	(327,516)	(61,856)
Redemption of preferred stock	(75,885)	-	-
Change in money pool payable - net	(27,346)	27,346	(69,153)
Dividends paid:
Common stock	(158,000)	(64,100)	(85,800)
Preferred stock	(7,785)	(7,776)	(7,776)
Net cash flow used in financing activities	(195,661)	(99,344)	(165,156)

Net increase (decrease) in cash and cash equivalents	25,422	(80,351)	80,910

Cash and cash equivalents at beginning of period	9,393	89,744	8,834

Cash and cash equivalents at end of period	$34,815	$9,393	$89,744

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period for:
Interest - net of amount capitalized	$73,250	$77,821	$78,144
Income taxes	($27,080)	$33,792	($103,476)

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC.
BALANCE SHEETS
ASSETS

	December 31,
	2006	2005
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$2,849	$9,393
Temporary cash investments - at cost,
which approximates market	31,966	-
Total cash and cash equivalents	34,815	9,393
Accounts receivable:
Customer	105,347	115,321
Allowance for doubtful accounts	(15,257)	(15,777)
Associated companies	57,554	30,902
Other	114,108	63,702
Accrued unbilled revenues	66,876	68,428
Total accounts receivable	328,628	262,576
Deferred fuel costs	2,157	153,136
Accumulated deferred income taxes	19,232	-
Fuel inventory - at average cost	22,973	12,342
Materials and supplies - at average cost	100,061	87,875
Deferred nuclear refueling outage costs	23,678	30,967
Prepayments and other	6,368	9,628
TOTAL	537,912	565,917

OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity	11,206	11,206
Decommissioning trust funds	439,408	402,124
Non-utility property - at cost (less accumulated depreciation)	1,446	1,449
Other	2,976	2,976
TOTAL	455,036	417,755

UTILITY PLANT
Electric	6,599,348	6,344,435
Property under capital lease	5,260	9,900
Construction work in progress	113,069	139,208
Nuclear fuel under capital lease	124,850	92,181
Nuclear fuel	21,044	22,616
TOTAL UTILITY PLANT	6,863,571	6,608,340
Less - accumulated depreciation and amortization	2,986,576	2,843,904
UTILITY PLANT - NET	3,876,995	3,764,436

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
SFAS 109 regulatory asset - net	93,682	61,236
Other regulatory assets	542,052	461,015
Deferred fuel costs	-	51,046
Other	35,359	46,605
TOTAL	671,093	619,902

TOTAL ASSETS	$5,541,036	$5,368,010

See Notes to Financial Statements.

234

ENTERGY ARKANSAS, INC.
BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY

	December 31,
	2006	2005
	(In Thousands)

CURRENT LIABILITIES
Accounts payable:
Associated companies	$64,546	$135,357
Other	117,655	120,090
Customer deposits	49,978	45,432
Taxes accrued	37,161	-
Accumulated deferred income taxes	-	56,186
Interest accrued	19,579	19,207
Obligations under capital leases	56,265	46,857
Other	15,372	21,836
TOTAL	360,556	444,965

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,243,855	1,105,712
Accumulated deferred investment tax credits	59,834	64,001
Obligations under capital leases	73,845	55,224
Other regulatory liabilities	103,350	76,507
Decommissioning	472,810	442,115
Accumulated provisions	14,539	12,963
Pension and other postretirement liabilities	259,147	235,584
Long-term debt	1,306,201	1,298,238
Other	96,623	86,560
TOTAL	3,630,204	3,376,904

Commitments and Contingencies

SHAREHOLDERS' EQUITY
Preferred stock without sinking fund	116,350	116,350
Common stock, $0.01 par value, authorized 325,000,000
shares; issued and outstanding 46,980,196 shares in 2006
and 2005	470	470
Paid-in capital	588,528	591,102
Retained earnings	844,928	838,219
TOTAL	1,550,276	1,546,141

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$5,541,036	$5,368,010

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC.
STATEMENTS OF RETAINED EARNINGS

	For the Years Ended December 31,
	2006	2005	2004
	(In Thousands)

Retained Earnings, January 1	$838,219	$735,460	$686,826

Add:
Net income	173,154	174,635	142,210

Deduct:
Dividends declared on common stock	158,000	64,100	85,800
Preferred dividend requirements and other	8,445	7,776	7,776
Total	166,445	71,876	93,576

Retained Earnings, December 31	$844,928	$838,219	$735,460

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC.
SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON

	2006	2005	2004	2003	2002
	(In Thousands)

Operating revenues	$2,092,683	$1,789,055	$1,653,145	$1,589,670	$1,561,110
Net Income	$173,154	$174,635	$142,210	$126,009	$135,643
Total assets	$5,541,036	$5,368,010	$5,193,392	$5,058,078	$4,569,511
Long-term obligations (1)	$1,380,046	$1,353,462	$1,253,301	$1,406,026	$1,246,567

(1) Includes long-term debt (excluding currently maturing debt) and noncurrent capital lease obligations.

	2006	2005	2004	2003	2002
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$706	$620	$539	$526	$556
Commercial	418	348	305	291	304
Industrial	436	362	318	305	330
Governmental	19	18	16	15	15
Total retail	1,579	1,348	1,178	1,137	1,205
Sales for resale:
Associated companies	328	192	250	234	165
Non-associated companies	145	211	186	188	164
Other	41	38	39	31	27
Total	$2,093	$1,789	$1,653	$1,590	$1,561
Billed Electric Energy Sales (GWh):
Residential	7,655	7,653	7,028	7,057	7,050
Commercial	5,816	5,730	5,428	5,328	5,221
Industrial	7,587	7,334	7,004	6,999	7,074
Governmental	273	288	275	266	255
Total retail	21,331	21,005	19,735	19,650	19,600
Sales for resale:
Associated companies	7,679	4,555	7,437	7,036	6,811
Non-associated companies	2,929	4,103	4,911	5,399	5,069
Total	31,939	29,663	32,083	32,085	31,480

ENTERGY GULF STATES, INC.

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Hurricane Rita and Hurricane Katrina

In August and September 2005, Hurricanes Katrina and Rita hit Entergy Gulf States' service territory in Louisiana and Texas. The storms resulted in power outages; significant damage to electric distribution, transmission, and generation infrastructure; and the temporary loss of sales and customers due to mandatory evacuations. Total restoration costs through December 31, 2006 for the repair or replacement of Entergy Gulf States' electric facilities damaged by Hurricanes Katrina and Rita and for business continuity are $634 million ($205 million in Louisiana and $429 million in Texas, and including $10 million in AFUDC), the majority of which is due to Hurricane Rita. The costs include $302 million in construction expenditures and $332 million recorded originally as regulatory assets. Entergy Gulf States recorded regulatory assets in accordance with its accounting policies because management believes that recovery of these prudently incurred costs through some form of regulatory mechanism is probable, based on historic treatment of such costs in its service territories and communications with local regulators. These costs do not include other potential incremental losses, such as the inability to recover fixed costs scheduled for recovery through base rates, which base rate revenue was not received due to a loss of anticipated sales. Entergy Gulf States expects its additional storm restoration spending will be approximately $5 million.

Entergy is pursuing a broad range of initiatives to recover storm restoration and business continuity costs and incremental losses. Initiatives include obtaining reimbursement of certain costs covered by insurance, obtaining assistance through federal legislation for Hurricanes Katrina and Rita, and pursuing recovery through existing or new rate mechanisms regulated by the FERC and local regulatory bodies, in combination with securitization.

See Note 8 to the financial statements for a discussion of Entergy's non-nuclear property insurance program. Entergy is currently evaluating the amount of the covered losses for Entergy and each of the affected Utility operating companies, working with insurance adjusters, and preparing proofs of loss for Hurricanes Katrina and Rita. Entergy has been notified by its primary insurer, OIL, that it expects claims for both Hurricanes Katrina and Rita to materially exceed the aggregation limit of $1 billion for all parties insured by OIL for any one occurrence. Entergy Gulf States has received $27 million through December 31, 2006 on its hurricane loss insurance claims. Entergy Gulf States currently estimates that its remaining net insurance recoveries for the losses caused by the hurricanes, including the effect of the OIL aggregation limit being exceeded, will be approximately $84 million.

In December 2005, the U.S. Congress passed the Katrina Relief Bill, a hurricane aid package that includes $11.5 billion in Community Development Block Grants (CDBG) (for the states affected by Hurricanes Katrina, Rita, and Wilma) that allows state and local leaders to fund individual recovery priorities. The bill includes language that permits funding to be provided for infrastructure restoration. In September 2006, Entergy Gulf States presented a revised CDBG request to the Louisiana Recovery Authority's Infrastructure Committee. The updated request of $183 million includes estimated spending necessary for restoration in Louisiana net of estimated insurance proceeds. The Louisiana Recovery Authority has not acted on Entergy Gulf States' request.

Storm Costs Recovery Filings with Retail Regulators

In July 2006, Entergy Gulf States filed an application with the PUCT with respect to the $393.2 million of Hurricane Rita reconstruction costs incurred in its Texas service territory through March 31, 2006. The filing asked the PUCT to determine that $393.2 million is the amount of reasonable and necessary hurricane reconstruction costs eligible for securitization and recovery, approve the recovery of carrying costs, and approve the manner in which Entergy Gulf States allocates those costs among its Texas retail customer classes.  This was the first of two filings authorized by a law passed earlier in 2006 in a special session of the Texas Legislature. In December 2006, the PUCT approved $381 million ($353 million net of expected insurance proceeds) as the reasonable and necessary hurricane reconstruction costs incurred through March 31, 2006, plus carrying costs, as eligible for recovery. In February 2007, the PUCT voted to approve securitization of the $353 million in storm cost recovery expenses, but it also offset the securitization amount by $31.6 million, which the PUCT Commissioners determined was the net present value of the accumulated deferred income tax benefits related to the storm costs. The PUCT further voted to impose certain caps on the amount of qualified transaction costs that can be included in the total securitization amount. The PUCT is expected to issue a financing order authorizing the issuance of securitization bonds by early-March 2007, and Entergy Gulf States intends to implement rates to recover revenues to pay the securitization bonds by mid-2007. Entergy Gulf States will file a semi-annual report with the PUCT to reflect any additional insurance proceeds or other government grant money received, which would be applied against the storm cost recovery balance.

In May 2006, Entergy Gulf States completed the $6 million interim recovery of storm costs in its Louisiana service territory through the fuel adjustment clause pursuant to an LPSC order. Beginning in September 2006, Entergy Gulf States' interim storm cost recovery of approximately $0.85 million per month was instituted via the formula rate plan.  Interim recovery will continue until a final decision is reached by the LPSC with respect to Entergy Gulf States' supplemental and amending storm cost recovery application, which is discussed below.

On July 31, 2006, Entergy Louisiana and Entergy Gulf States (for its Louisiana service territory) filed a supplemental and amending storm cost recovery application with the LPSC, in which Entergy Louisiana and Entergy Gulf States requested that the LPSC: (1) review Entergy Louisiana's and Entergy Gulf States' testimony and exhibits relating to the costs associated with Hurricanes Katrina and Rita, and declare that those verified, actual storm-related costs through May 31, 2006 are $466.8 million for Entergy Louisiana and $200.3 million for Entergy Gulf States in Louisiana and that those costs were prudently incurred; (2) declare that the annual revenue requirements associated with the recovery of those costs, including carrying costs, based on a ten-year levelized rate, are $54.4 million for Entergy Louisiana and $26.2 million for Entergy Gulf States; (3) authorize Entergy Louisiana and Entergy Gulf States to recover the costs through Securitized Storm Cost Recovery Riders (SSCRRs) proposed by Entergy Louisiana and Entergy Gulf States; (4) declare that the storm costs incurred subsequent to May 31, 2006 are to be filed by Entergy Louisiana and Entergy Gulf States with the LPSC on an annual basis in connection with their annual formula rate plan (FRP) filings, and that the SSCRRs be adjusted annually (or semi-annually if needed) to reflect such costs and any insurance proceeds or CDBG funds actually received, with the adjusted amounts to be collected through the SSCRRs to take effect contemporaneous with the effective date of rate changes under the FRP; (5) declare that the storm-related costs incurred by Entergy Louisiana and Entergy Gulf States meet the conditions set forth in the FRP for exclusion from the sharing provisions in those FRPs and authorize the permanent recovery of storm costs outside of the FRPs adopted by the LPSC for Entergy Louisiana and Entergy Gulf States; and (6) authorize the funding of a storm reserve through securitization sufficient to fund a storm cost reserve of $132 million for Entergy Louisiana and $81 million for Entergy Gulf States.

On February 28, 2007, Entergy Louisiana and Entergy Gulf States filed rebuttal testimony and filed a second supplemental and amending application by which they seek authority from the LPSC to securitize their storm cost recovery and storm reserve amounts, together with certain debt retirement costs and upfront and ongoing costs of the securitized debt issued. The filing updates actual storm-related costs through January 2007 and estimated future costs, declaring that Entergy Louisiana's costs are $561 million and Entergy Gulf States' costs are $219 million. The filing also updates the requested storm reserve amounts, requesting $141 million for Entergy Louisiana and $87 million for Entergy Gulf States. Securitization is authorized by a law signed by the Governor of Louisiana in May 2006. Hearings are scheduled for April 2007.

Results of Operations

Net Income

2006 Compared to 2005

Net income increased $5.5 million primarily due to higher net revenue and higher other income, substantially offset by higher other operation and maintenance expenses, higher taxes other than income taxes, and higher interest and other charges.

2005 Compared to 2004

Net income increased $14.2 million primarily due to higher net revenue and lower interest expense, partially offset by lower other income and higher taxes other than income taxes.

Net Revenue

2006 Compared to 2005

Net revenue, which is Entergy Gulf States' measure of gross margin, consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits). Following is an analysis of the change in net revenue comparing 2006 to 2005.

Amount
(In Millions)

2005 net revenue	$1,191.7
Base revenues	62.0
Net wholesale revenue	29.3
Volume/weather	20.6
Fuel recovery	17.0
Reserve equalization	12.3
Price applied to unbilled electric sales	(51.4)
Purchased power capacity	(24.7)
Other	18.2
2006 net revenue	$1,275.0

Base revenues increased due to increases in both the Louisiana and Texas service territories. The increases in the Louisiana service territory were effective in October 2005 for the 2004 formula rate plan filing and the annual revenue requirement related to the purchase of power from the Perryville generating station and in September 2006 for the 2005 formula rate plan filing that includes the recovery of incremental deferred and ongoing capacity requirement. The increases in the Texas service territory are related to an incremental purchased capacity recovery rider that began in December 2005 and a transition to competition rider that began in March 2006. Refer to Note 2 to the financial statements and "Significant Factors and Known Trends - State and Local Rate Regulation" herein for further discussion of the rate increases.

The net wholesale revenue variance is primarily due to increased volume and higher margins on sales to municipal and co-op customers.

The volume/weather variance is due to increased weather-adjusted electricity usage on billed sales in addition to an increase in usage during the unbilled sales period. Weather-adjusted retail electricity usage increased a total of 727 GWh. See "Critical Accounting Estimates" below and Note 1 to the financial statements for further discussion of the accounting for unbilled revenues.

The fuel recovery variance resulted primarily from adjustments of fuel clause recoveries in Entergy Gulf States' Louisiana service territory. The variance is also due to increased fuel cost recovery in 2006 as a result of special rate contracts.

The reserve equalization variance is due to lower payments in 2006 as a result of resource plan capacity purchases effective February 2006 and power purchases from the Perryville generating station effective July 2005, both of which reduced the amount of system-wide capacity allocated to Entergy Gulf States.

The price applied to unbilled electric sales variance is primarily due to the exclusion in 2006 of the fuel cost component in the calculation of the price applied to unbilled sales. Effective January 1, 2006, the fuel cost component is no longer included in the unbilled revenue calculation, which is in accordance with regulatory treatment. The variance is also due to lower base rates included in the unbilled revenue calculations. See "Critical

 Accounting Estimates" below and Note 1 to the financial statements for further discussion of the accounting for unbilled revenues.

The purchased power capacity variance is primarily due to an increase in capacity charges primarily associated with power purchases, which began in mid-2005, from the Perryville generating station in addition to new purchased power contracts in 2006. A portion of the increase in purchased power capacity costs is offset in base revenues due to base rate increases implemented to recover incremental deferred and ongoing purchased power capacity charges, as discussed above.

Gross operating revenues, fuel and purchased power expenses, and other regulatory charges (credits)

Gross operating revenues increased primarily due to an increase of $299 million in fuel cost recovery revenues due to higher fuel rates and higher volume. Also contributing to the increase was the base revenue increase of $62 million and the volume/weather variance of $20.6 million. The increases were partially offset by the decrease of $51.4 million in the price applied to unbilled electric sales and a decrease in gross wholesale revenue of $30 million.

Fuel and purchased power expenses increased primarily due to an increase in deferred fuel expense due to higher fuel rates partially offset by decreases in the average market prices of natural gas and purchased power.

Other regulatory charges increased primarily due to:

  the deferral of under-recovered purchased power capacity costs in 2005 combined with the amortization of purchased power capacity costs in 2006. A rider was implemented in December 2005 in the Texas service territory to recover incremental purchased power capacity costs and in September 2006 in the Louisiana service territory to recovery incremental and ongoing purchased power capacity costs;
  the amortization of transition to competition costs. A rider was implemented effective March 2006 in the Texas service territory to recover transition to competition costs incurred from June 1, 1999 through June 17, 2005; and
  the interim recovery of storm costs as allowed by the LPSC.

Partially offsetting the increase was a regulatory credit of $4.5 million recorded during the second quarter of 2006 as a result of Entergy Gulf States reinstating the application of regulatory accounting principles to its wholesale business. Refer to "Application of SFAS 71" in Note 1 to the financial statements for further discussion.

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

The price applied to unbilled electric sales variance is due to an increase in the fuel cost component of the price applied to unbilled sales in 2005. The fuel cost component is higher because of an increase in natural gas costs. The increase was also due to an increase in the base price applied to unbilled sales in both the Louisiana and Texas service territories. See "Critical Accounting Estimates" below and Note 1 to the financial statements for further discussion of the accounting for unbilled revenues.

The rate refund provisions variance is due to provisions recorded in 2004 for potential rate actions and refunds.

The increase in electric base rates is due to the implementation of the LPSC formula rate plan rate increase effective with the first billing cycle of October 2005.

The net wholesale revenue variance is primarily due to lower margins on sales to municipal and co-op customers.

The volume/weather variance is primarily due to decreased usage primarily during the unbilled sales period and decreased weather-adjusted usage on billed sales primarily due to the effects of Hurricanes Katrina and Rita. See "Critical Accounting Estimates" below and Note 1 to the financial statements for further discussion of the accounting for unbilled revenues. The decrease was partially offset by more favorable weather on billed sales compared to 2004.

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

2006 Compared to 2005

Other operation and maintenance expenses increased primarily due to:

  an increase of $16.7 million in payroll and benefits costs;
  the receipt in 2005 of proceeds of $13.3 million from a radwaste settlement discussed below under "Central States Compact Claim";
  an increase of $10 million in loss reserves for storm damages consistent with the formula rate plan rate change in October 2005;
  an increase of $10.4 million due to the expensing of distribution and plant maintenance costs in 2006 versus the capitalization in 2005 of storm restoration costs;
  an increase of $6.3 million due to the reclassification of storm restoration costs related to Hurricane Rita consistent with the recovery method approved by PUCT. The filing with the PUCT is discussed above under "Storm Costs Recovery Filings with Retail Regulators";
  an increase of $5.1 million in customer service support costs, including an increase in customer write-offs; and
  an increase of $3.3 million in nuclear labor and contract costs due to a non-refueling plant outage in February 2006.

The increase was partially offset by a decrease of $5.8 million due to a planned decrease in vegetation maintenance.

Taxes other than income taxes increased primarily due to higher Louisiana local franchise taxes primarily due to higher gross revenues in 2006 and lower franchise taxes in 2005 due to the refund to customers in 2005.

Other income increased primarily due to the accrual of $24 million of carrying charges through December 31, 2006 on hurricane reconstruction costs approved by the PUCT. The PUCT approval and the securitization filing for the recovery of reconstruction costs are discussed above under "Storm Costs Recovery Filings with Retail Regulators".

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

The decrease in other income was partially offset by an increase in interest and dividend income primarily due to proceeds received from a radwaste settlement and an increase in AFUDC as a result of an increase in construction work in progress.

Interest on long-term debt decreased primarily due to the net retirement of $357 million of long-term debt in 2004, partially offset by the net issuance of $363.6 million of long-term debt issued in 2005. See "Liquidity and Capital Resources - Sources of Capital" below for tables of Entergy Gulf States' long-term debt issuances and retirements.

Income Taxes

The effective income tax rates were 33.6% for 2006, 34.8% for 2005, and 36.0% for 2004. See Note 3 to the financial statements for a reconciliation of the federal statutory rate of 35% to the effective income tax rate. Tax reserves not expected to reverse within the next year are reflected as non-current taxes accrued on the balance sheet.

Liquidity and Capital Resources

Cash Flow

Cash flows for the years ended December 31, 2006, 2005, and 2004 were as follows:

	2006	2005	2004
	(In Thousands)

Cash and cash equivalents at beginning of period	$25,373	$6,974	$206,030

Cash flow provided by (used in):
Operating activities	782,103	61,993	520,384
Investing activities	(406,469)	(577,859)	(319,990)
Financing activities	(220,626)	534,265	(399,450)
Net increase (decrease) in cash and cash equivalents	155,008	18,399	(199,056)

Cash and cash equivalents at end of period	$180,381	$25,373	$6,974

Operating Activities

Cash flow from operations increased $720.1 million in 2006 compared to 2005 primarily due to:

  increases in the collections of deferred fuel costs and accounts receivables. Collections in 2005 were lower due to the effects of Hurricanes Katrina and Rita, along with an increase in fuel prices;
  the refund of $76 million to retail electricity customers in 2005; and
  income tax refunds of $61.9 million in 2006 compared to income tax payments of $14.5 million in 2005.

In the first quarter of 2006, Entergy Corporation received an income tax refund as a result of net operating loss carryback provisions contained in the Gulf Opportunity Zone Act of 2005. In accordance with Entergy's intercompany tax allocation agreement, in April 2006 Entergy Corporation distributed $23 million of the refund to Entergy Gulf States.

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

Investing Activities

Net cash used in investing activities decreased $171.4 million in 2006 compared to 2005 primarily due to a decrease in under-recovered fuel and purchased power expenses of $138.9 million in the Texas service territory that have been deferred and are expected to be collected over a period greater than twelve months and money pool activity. See Note 1 to the financial statements for further discussion of the accounting for fuel costs.

Net cash used in investing activities increased $257.9 million in 2005 compared to 2004 primarily due to money pool activity, an increase in under-recovered fuel and purchased power expenses of $102.6 million in Texas that have been deferred and are expected to be collected over a period greater than twelve months, and the maturity in 2004 of $23.6 million of other investments that provided cash in 2004. See Note 1 to the financial statements for further discussion of the accounting for fuel costs.

Capital expenditures made as a result of Hurricane Rita and Hurricane Katrina were approximately $170 million during 2006 and approximately $122 million during 2005.

Financing Activities

Financing activities used cash of $220.6 million in 2006 compared to providing cash of $534.3 million in 2005 primarily due to the following:

  the net issuance of $363.6 million of long-term debt in 2005;
  a capital contribution of $300 million in 2005 from Entergy Corporation; and
  an increase of $151.3 million in common stock dividends paid.

The use of cash was partially offset by money pool activity.

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

See Note 5 to the financial statements for details on long-term debt.

Capital Structure

Entergy Gulf States' capitalization is balanced between equity and debt, as shown in the following table.

	December 31, 2006	December 31, 2005

Net debt to net capital	50.1%	51.4%
Effect of subtracting cash from debt	1.9%	0.3%
Debt to capital	52.0%	51.7%

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
  dividend and interest payments.

Following are the amounts of Entergy Gulf States' planned construction and other capital investments, existing debt and lease obligations (includes estimated interest payments), and other purchase obligations:

	2007	2008-2009	2010-2011	after 2011	Total
	(In Millions)
Planned construction and
capital investment (1)	$307	$596	N/A	N/A	$903
Long-term debt	$130	$1,121	$479	$1,750	$3,480
Operating leases	$23	$39	$21	$89	$172
Purchase obligations (2)	$172	$77	$62	$116	$427
Other long-term liabilities	$3	$5	$2	$-	$10
Nuclear fuel lease obligations (3)	$25	$49	N/A	N/A	$74

(1)

Includes approximately $218 to $251 million annually for maintenance capital, which is planned spending on routine capital projects that are necessary to support reliability of service, equipment or systems and to support normal customer growth.

(2)

Purchase obligations represent the minimum purchase obligation or cancellation charge for contractual obligations to purchase goods or services. For Entergy Gulf States, it primarily includes unconditional fuel and purchased power obligations.

(3)

It is expected that additional financing under the leases will be arranged as needed to acquire additional fuel, to pay interest, and to pay maturing debt. If such additional financing cannot be arranged, however, Entergy Gulf States must repurchase sufficient nuclear fuel to allow the lessor to meet its obligations.

Entergy Gulf States expects to contribute $25.3 million to its pension plans and $14.4 million to other postretirement plans in 2007.

The planned capital investment estimate for Entergy Gulf States reflects capital required to support existing business and customer growth. On January 31, 2007, Entergy Gulf States announced that it has signed an agreement to purchase the Calcasieu Generating Facility, a 322 MW power plant, from Dynegy Inc., for approximately $57 million. The facility is a simple-cycle gas-fired generating facility located near the city of Sulphur in southwestern Louisiana. Units 1 and 2 of the facility entered commercial service in 2000 and 2001, respectively. Entergy Gulf States plans to invest approximately $6 million in facility upgrades at the Calcasieu generating facility with transaction costs estimated at $3 million, bringing the total capital cost of the project to approximately $66 million.

The estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints, environmental compliance, market volatility, economic trends, business restructuring, and the ability to access capital. Management provides more information on long-term debt and preferred stock maturities in Notes 5 and 6 to the financial statements.

The planned construction and capital investments given above do not include the costs associated with the potential interconnection between Entergy Gulf States and ERCOT that is discussed in Note 2 to the financial statements. These potential costs are currently estimated to be approximately $1 billion.

As a wholly-owned subsidiary, Entergy Gulf States pays dividends to Entergy Corporation from its earnings at a percentage determined monthly. Entergy Gulf States' long-term debt indentures contain restrictions on the payment of cash dividends or other distributions on its common and preferred stock. Currently, all of Entergy Gulf States' retained earnings are available for distribution.

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

Entergy Gulf States' receivables from or (payables to) the money pool were as follows as of December 31 for each of the following years:

2006	2005	2004	2003
(In Thousands)

$75,048	$64,011	($59,720)	$69,354

See Note 4 to the financial statements for a description of the money pool.

Prior to February 8, 2006, borrowings and securities issuances by Entergy Gulf States were limited to amounts authorized by the SEC. Effective with repeal of PUHCA 1935 on that date, the FERC, under the Federal Power Act, has jurisdiction over all of the securities issuances by Entergy Gulf States. After the effective date of PUHCA 1935 repeal, the FERC has issued two orders authorizing long- and short-term securities issuances by Entergy Gulf States. The short-term authority extends through March 31, 2008 in an aggregate amount, at any one time outstanding, of up to $350 million. The long-term authority also extends through March 31, 2008.

Significant Factors and Known Trends

Transition to Retail Competition

Texas

In June 2005, a Texas law was enacted which provides that:

  Entergy Gulf States is authorized by law to proceed with a jurisdictional separation into two vertically integrated utilities, one subject solely to the retail jurisdiction of the LPSC and one subject solely to the retail jurisdiction of the PUCT;
  the portions of all prior PUCT orders requiring Entergy Gulf States to comply with any provisions of Texas law governing the transition to retail competition are void;
  Entergy Gulf States must file a plan by January 1, 2006, identifying the power region(s) to be considered for certification and the steps and schedule to achieve certification (additional discussion below);
  Entergy Gulf States must file a transition to competition plan no later than January 1, 2007 (additional discussion below), that would address how Entergy Gulf States intends to mitigate market power and achieve full customer choice, including potential construction of additional transmission facilities, generation auctions, generation capacity divestiture, reinstatement of a customer choice pilot project, establishment of a price to beat, and other measures;
  Entergy Gulf States' rates are subject to cost-of-service regulation until retail customer choice is implemented;

  Entergy Gulf States may not file a general base rate case in Texas before June 30, 2007, with rates effective no earlier than June 30, 2008, but may seek before then the recovery of certain incremental purchased power capacity costs, adjusted for load growth, not in excess of five percent of its annual base rate revenues (as discussed below in "State and Local Rate Regulation," in December 2005 Entergy Gulf States implemented a PUCT-approved annual incremental purchased capacity recovery rider); and
  Entergy Gulf States may recover over a period not to exceed 15 years reasonable and necessary transition to competition costs incurred before the effective date of the legislation and not previously recovered, with appropriate carrying charges (as discussed below in "State and Local Rate Regulation," in March 2006, Entergy Gulf States implemented PUCT-approved rates for recovery of its transition to competition costs).

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

Based on previous rulings of the PUCT, and absent reconsideration of those rulings, Entergy Gulf States believes that the third alternative, an ICT operating in Entergy's market area, is not likely to be a viable QPR alternative at this time. Accordingly, while noting this alternative, Entergy Gulf States' January 2006 filing focused on the first two alternatives, which were expected to meet the statutory requirements for certification so long as certain key implementation issues could be resolved. Entergy Gulf States' filing enumerated and discussed the corresponding steps and included a high-level schedule associated with certifying either of these two power regions.

Entergy Gulf States' filing did not make a recommendation between ERCOT and the SPP as a power region. Rather, the filing discussed the major issues that must be resolved for either of those alternatives to be implemented. In the case of ERCOT, the major issue is the cost and time related to the construction of facilities to interconnect Entergy Gulf States' Texas operations with ERCOT, while addressing the interest of Entergy Gulf States' retail customers and certain wholesale customers in access to generation outside of Texas. With respect to the SPP, the major issue is the development of protocols that would ultimately be necessary to implement retail open access. Entergy Gulf States recommended that the PUCT open a project for the purpose of involving stakeholders in the selection of the single power region that Entergy Gulf States should request for certification. In August 2006, the PUCT staff recommended that Entergy Gulf States be required to provide additional information on both the ERCOT option and the SPP option. The PUCT accepted the PUCT staff's recommendation and stated the need for a "robust record" to make a decision on the applicable power region.

As required by the June 2005 legislation, Entergy Gulf States filed its proposed transition to competition plan in December 2006 and maintained that to achieve full customer choice, Entergy Gulf States should join ERCOT since it already has all of the prerequisites for retail choice. The plan contains several conditions, including cost recovery mechanisms, that must be met before Entergy Gulf States could proceed with the plan, and identifies several legislative requirements needed to accomplish the required infrastructure improvements. Assuming that these conditions can be met, retail open access could commence in 2013. Entergy Gulf States' filing includes an estimate that construction costs for facilities to interconnect Entergy Gulf States' Texas operations with ERCOT could be approximately $1 billion. The PUCT has 180 days to accept, reject, or modify the plan. The Texas Legislature began its session on January 9, 2007.

In December 2006, the PUCT asked for parties to brief the effects of the 2005 legislation on the competition dockets of Entergy Gulf States, most notably, the settlement that the parties entered with respect to the unbundling of Entergy Gulf States for retail open access. Finding that the 2005 legislation now provides the mechanism by which Entergy Gulf States will transition to competition, the PUCT, on February 1, 2007, dismissed Entergy Gulf States' unbundled cost of service proceeding.

Jurisdictional Separation Plan

Pursuit of Entergy Gulf States' business separation plan mandated by Texas law in connection with retail open access in the Texas service territory has been complicated by the existence of retail operations in Louisiana subject to the jurisdiction of the LPSC. During the course of Entergy Gulf States' retail open access proceedings before the PUCT, the LPSC held independent proceedings concerning the proposed separation of Entergy Gulf States' business. Unlike the plan filed with the PUCT in 2000 (and amended through 2001) to separate Entergy Gulf States' Texas generation, transmission, distribution, and retail electric functions into separate companies, the focus of the investigation at the LPSC began to shift to a jurisdictional split of Entergy Gulf States into a Louisiana company and a Texas company. In a status conference held in September 2004 before an ALJ, the LPSC staff asserted that uncertainty with respect to retail open access in Texas should not control whether or when the LPSC should require the jurisdictional separation of Entergy Gulf States and recommended that an investigation concerning the proposed jurisdictional separation proceed.

In January 2006, the LPSC directed that Entergy Gulf States file a complete jurisdictional separation plan as soon as possible. Therefore, on April 26, 2006, Entergy Gulf States filed its plan for jurisdictional separation with the LPSC.  The plan provides for Entergy Gulf States to be separated into two vertically integrated utilities, one subject solely to the retail jurisdiction of the LPSC and the other subject solely to the retail jurisdiction of the PUCT. The plan also provides that the Texas utility should own all the distribution and transmission assets located in Texas, the gas-fired generating plants located in Texas, and undivided ownership shares of Entergy Gulf States' 70% interest in Nelson 6 and 42% interest in Big Cajun 2, Unit 3, which are coal-fired generating plants located in Louisiana. The Louisiana utility would own all of the remaining assets currently owned by Entergy Gulf States.  The Texas utility would purchase from the Louisiana utility pursuant to a life-of-the unit purchased power agreement (PPA) a share of capacity and energy of River Bend. As part of the plan, the Texas utility will assume a share of River Bend's nuclear and environmental liabilities that is identical to the share of the plant's output purchased by the Texas utility under that PPA. Each separated utility also would purchase pursuant to a PPA a share of capacity and energy of the gas-fired generating plants owned by the other utility. The PPAs associated with the gas-fired generating plants would terminate when retail open access commences in the Texas utility's service territory or when the unit(s) is no longer dispatched by the Entergy System. Until that time, each utility will participate in the System Agreement and the Entergy System generation will continue to be dispatched in the same manner as before the jurisdictional separation. Under the provisions of the System Agreement, if the Texas utility implements retail open access in accordance with the plan that it filed at the PUCT in December 2006, the Texas utility will terminate its participation in the System Agreement, and the aspects of the System Agreement related to transmission equalization will require amendment. The plan also provides that the operation of the generating plants will not change as a result of the jurisdictional separation. The LPSC approved the plan in January 2007. Approvals of the FERC and the NRC will also be required for certain matters before the jurisdictional separation of Entergy Gulf States may be implemented. Although formal approval of the PUCT is not required for implementation of the jurisdictional separation, Entergy Gulf States will continue to seek input from the PUCT and continue to keep it informed of the status of the proceedings.

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

State and Local Rate Regulation

The rates that Entergy Gulf States charges for its services significantly influence its financial position, results of operations, and liquidity. Entergy Gulf States is closely regulated and the rates charged to its customers are determined in regulatory proceedings. Governmental agencies, the LPSC and the PUCT, are primarily responsible for approval of the rates charged to customers.

Filings with the LPSC

In June 2005, Entergy Gulf States made its formula rate plan filing with the LPSC for the test year ending December 31, 2004. The filing shows a net revenue deficiency of $2.58 million indicating that no refund liability exists. The filing also indicates that a prospective rate increase of $23.8 million is required in order for Entergy Gulf States to earn the authorized ROE mid-point of 10.65%. A revision to the filing was made in September 2005 resulting in a $37.2 million base rate increase effective with the first billing cycle of October 2005, subject to refund. The base rate increase consists of two components. The first is a base rate increase of approximately $21.1 million due to the formula rate plan 2004 test year revenue requirement. The second component of the increase is the recovery of the annual revenue requirement of $16.1 million associated with the purchase of power from the Perryville generating station, which purchase was approved by the LPSC. In March 2006, the LPSC approved an uncontested stipulated settlement that includes a revenue requirement increase of $36.8 million and calls for Entergy Gulf States to apply a refund liability of $744 thousand to capacity deferrals. The refund liability pertained to the periods 2004-2005 as well as the interim period in which a $37.2 million revenue increase was in place.

In May 2006, Entergy Gulf States made its formula rate plan filing with the LPSC for the 2005 test year. Entergy Gulf States implemented, subject to refund, a $17.2 million for 1) recovery of $6.7 million of LPSC-approved incremental deferred and ongoing capacity costs and 2) $10.5 million of interim storm cost recovery pursuant to an LPSC order. The filing reflects an 11.1% return on equity which is within the authorized bandwidth.

In January 2006, Entergy Gulf States filed with the LPSC its gas rate stabilization plan. The filing showed a revenue deficiency of $4.1 million based on an ROE mid-point of 10.5%. In May 2006, Entergy Gulf States implemented a $3.5 million rate increase pursuant to an uncontested agreement with the LPSC Staff.

In January 2007, Entergy Gulf States filed with the LPSC its gas rate stabilization plan for the test year ending September 30, 2006.  The filing showed a revenue deficiency of $3.5 million based on an ROE mid-point of 10.5%. A decision by the LPSC and implementation is not expected until the second quarter of 2007.

Filings with the PUCT

Entergy Gulf States filed with the PUCT in July 2005 a request for implementation of an incremental purchased capacity recovery rider, consistent with the June 2005 Texas legislation that was enacted discussed above under "Transition to Retail Competition." Through this rider, Entergy Gulf States sought to recover $23.1 million annually in incremental revenues on a Texas retail basis which represents the incremental purchased capacity costs, including Entergy Gulf States' obligation to purchase power from Entergy Louisiana's recently acquired Perryville plant, over what is already in Entergy Gulf States' base rates. Entergy Gulf States reached an initial agreement with parties that the date upon which cost recovery and cost reconciliation would begin is September 1, 2005.  A further non-unanimous settlement was reached with most of the parties that allowed for the implementation of the $18 million annual rider effective December 1, 2005. The hearing with respect to the non-unanimous settlement, which was opposed by the Office of Public Utility Counsel, was conducted on October 19, 2005 before the ALJ, who issued a Proposal for Decision supporting the settlement. In December 2005, the PUCT approved the settlement. The amounts collected by the purchased capacity recovery rider are subject to reconciliation.

The June 2005 Texas legislation that was enacted also allowed Entergy Gulf States to file for recovery of reasonable and necessary transition to competition costs. Entergy Gulf States filed with the PUCT in August 2005 an application for recovery of such costs. Entergy Gulf States requested recovery of $189 million in transition to competition costs through implementation of a 15-year rider to be effective no later than March 1, 2006. The $189 million represents transition to competition costs Entergy Gulf States incurred from June 1, 1999 through June 17, 2005 in preparing for competition in its service area, including attendant AFUDC, and all carrying costs projected to be incurred on the transition to competition costs through February 28, 2006. The $189 million is before any gross-up for taxes or carrying costs over the 15-year recovery period. Entergy Gulf States reached a unanimous settlement agreement, which the PUCT approved in June 2006, on all issues with the active parties in the transition to competition cost recovery case. The agreement allows Entergy Gulf States to recover $14.5 million per year in transition to competition costs over a 15-year period. Entergy Gulf States implemented interim rates based on this revenue level on March 1, 2006. The formal settlement agreement was approved by the PUCT in June 2006.

Federal Regulation

System Agreement Proceedings

See "System Agreement Proceedings" in the "Significant Factors and Known Trends" section of Entergy Corporation and Subsidiaries Management's Discussion and Analysis for discussion of the proceeding at the FERC involving the System Agreement and of other related proceedings.

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

Central States Compact Claim

The Low-Level Radioactive Waste Policy Act of 1980 holds each state responsible for disposal of low-level radioactive waste originating in that state, but allows states to participate in regional compacts to fulfill their responsibilities jointly.  Arkansas and Louisiana participate in the Central Interstate Low-Level Radioactive Waste Compact (Central States Compact or Compact).  Commencing in early 1988, Entergy Arkansas, Entergy Gulf States, and Entergy Louisiana made a series of contributions to the Central States Compact to fund the Central States Compact's development of a low-level radioactive waste disposal facility to be located in Boyd County, Nebraska.  In December 1998, Nebraska, the host state for the proposed Central States Compact disposal facility, denied the compact's license application for the proposed disposal facility.  Several parties, including the commission that governs the compact (the Compact Commission), filed a lawsuit against Nebraska seeking damages resulting from Nebraska's denial of the proposed facility's license.  After a trial, the U.S. District Court concluded that Nebraska violated its good faith obligations regarding the proposed waste disposal facility and rendered a judgment against Nebraska in the amount of $151 million.  In August 2004, Nebraska agreed to pay the Compact $141 million in settlement of the judgment. In July 2005, the Compact Commission decided to distribute a substantial portion of the proceeds from the settlement to the nuclear power generators that had contributed funding for the Boyd County facility, including Entergy Arkansas, Entergy Gulf States, and Entergy Louisiana. On August 1, 2005, Nebraska paid $145 million, including interest, to the Compact, and the Compact distributed from the settlement proceeds $23.6 million to Entergy Arkansas, $19.9 million to Entergy Gulf States, and $19.4 million to Entergy Louisiana.  The proceeds were first applied to the existing regulatory asset, with the remainder causing an increase in pre-tax earnings in 2005 of $16.7 million at Entergy Gulf States.

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

Nuclear Matters

Entergy Gulf States owns and operates, through an affiliate, the River Bend nuclear power plant. Entergy Gulf States is, therefore, subject to the risks related to owning and operating a nuclear plant. These include risks from the use, storage, handling and disposal of high-level and low-level radioactive materials, regulatory requirement changes, including changes resulting from events at other plants, limitations on the amounts and types of insurance commercially available for losses in connection with nuclear operations, and technological and financial uncertainties related to decommissioning nuclear plants at the end of their licensed lives, including the sufficiency of funds in decommissioning trusts. In the event of an unanticipated early shutdown of River Bend, Entergy Gulf States may be required to provide additional funds or credit support to satisfy regulatory requirements for decommissioning.

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

Nuclear Decommissioning Costs

See "Nuclear Decommissioning Costs" in the "Critical Accounting Estimates" section of Entergy Corporation and Subsidiaries Management's Discussion and Analysis for discussion of the estimates inherent in accounting for nuclear decommissioning costs.

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

Unbilled Revenue

As discussed in Note 1 to the financial statements, Entergy Gulf States records an estimate of the revenues earned for energy delivered since the latest customer billing. Each month the estimated unbilled revenue amounts are recorded as revenue and a receivable, and the prior month's estimate is reversed. The difference between the estimate of the unbilled receivable at the beginning of the period and the end of the period is the amount of unbilled revenue recognized during the period. The estimate recorded is primarily based upon an estimate of customer usage during the unbilled period and the billed price to customers in that month, including fuel price in Entergy Gulf States' Louisiana jurisdiction. Therefore, revenue recognized may be affected by the estimated price and usage at the beginning and end of each period and fuel price fluctuations, in addition to changes in certain components of the calculation. Effective January 1, 2006, the Louisiana portion of Entergy Gulf States reclassified the fuel component of unbilled accounts receivable to deferred fuel and will no longer include the fuel component in the unbilled calculation, which is in accordance with regulatory treatment.

Qualified Pension and Other Postretirement Benefits

Entergy sponsors qualified defined benefit pension plans which cover substantially all employees. Additionally, Entergy currently provides postretirement health care and life insurance benefits for substantially all employees who reach retirement age while still working for Entergy. Entergy's reported costs of providing these benefits, as described in Note 11 to the financial statements, are impacted by numerous factors including the provisions of the plans, changing employee demographics, and various actuarial calculations, assumptions, and accounting mechanisms. See the "Critical Accounting Estimates" section of Entergy Corporation and Subsidiaries Management's Discussion and Analysis for further discussion. Because of the complexity of these calculations, the long-term nature of these obligations, and the importance of the assumptions utilized, Entergy's estimate of these costs is a critical accounting estimate.

Cost Sensitivity

The following chart reflects the sensitivity of qualified pension cost to changes in certain actuarial assumptions (dollars in thousands):

Actuarial Assumption	Change in Assumption	Impact on 2006 Qualified Pension Cost	Impact on Qualified Projected Benefit Obligation
	Increase/(Decrease)

Discount rate	(0.25%)	$1,728	$18,114
Rate of return on plan assets	(0.25%)	$1,197	-
Rate of increase in compensation	0.25%	$816	$4,496

The following chart reflects the sensitivity of postretirement benefit cost to changes in certain actuarial assumptions (dollars in thousands):

Actuarial Assumption	Change in Assumption	Impact on 2006 Postretirement Benefit Cost	Impact on Accumulated Postretirement Benefit Obligation
	Increase/(Decrease)

Health care cost trend	0.25%	$843	$4,763
Discount rate	(0.25%)	$489	$5,572

Each fluctuation above assumes that the other components of the calculation are held constant.

Costs and Funding

Total qualified pension cost for Entergy Gulf States in 2006 was $6.7 million. Entergy Gulf States anticipates 2007 qualified pension cost to decrease to $5.3 million. Entergy Gulf States contributed $22.1 million to its qualified pension plans in 2006, including the 2005 contribution of $8.2 million that was delayed until 2006 as a result of the Katrina Emergency Tax Relief Act. Entergy Gulf States' contributions to the pension trusts are projected to be $25.3 million in 2007.

Entergy Gulf States' qualified pension accumulated benefit obligation at December 31, 2005, exceeded plan assets. As a result, Entergy Gulf States' was required to recognize an additional minimum liability as prescribed by SFAS 87. At December 31, 2005, Entergy Gulf States' recorded an additional minimum liability for its qualified pension plans of $16.4 million, a regulatory asset of $11.2 million, an intangible asset for the unrecognized prior service cost of $3.2 million, and accumulated other comprehensive income of $1.7 million net-of-tax. Net income for 2005 and 2004 was not affected. In accordance with SFAS 158, the additional minimum pension liability has been replaced with the recording of the funded status of the defined benefit and other postretirement benefit plans.

Total postretirement health care and life insurance benefit costs for Entergy Gulf States in 2006 were $14.7 million, including $5.3 million in savings due to the estimated effect of future Medicare Part D subsidies. Entergy Gulf States expects 2007 postretirement health care and life insurance benefit costs to approximate $15.6 million, including $4.9 million in savings due to the estimated effect of future Medicare Part D subsidies.

New Accounting Pronouncements

See "New Accounting Pronouncements" section of Entergy Corporation and Subsidiaries Management's Discussion and Analysis for a discussion of new accounting pronouncements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Entergy Gulf States, Inc.:

We have audited the accompanying balance sheets of Entergy Gulf States, Inc. (the "Company") as of December 31, 2006 and 2005, and the related statements of income; of retained earnings, comprehensive income, and paid-in capital; and of cash flows (pages 257 through 262 and applicable items in pages 55 through 164) for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Entergy Gulf States, Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 11 to the respective financial statements, in 2006 the Company adopted the provisions of Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2007 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 26, 2007

ENTERGY GULF STATES, INC.
INCOME STATEMENTS

	For the Years Ended December 31,
	2006	2005	2004
	(In Thousands)

OPERATING REVENUES
Domestic electric	$3,595,343	$3,289,511	$2,821,296
Natural gas	84,230	77,660	61,088
TOTAL	3,679,573	3,367,171	2,882,384

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	1,110,987	829,151	772,914
Purchased power	1,288,137	1,353,108	969,779
Nuclear refueling outage expenses	16,653	18,151	15,969
Other operation and maintenance	510,876	445,326	445,413
Decommissioning	10,815	9,483	13,645
Taxes other than income taxes	136,734	125,263	118,081
Depreciation and amortization	206,736	202,128	197,234
Other regulatory charges (credits) - net	5,451	(6,799)	(10,070)
TOTAL	3,286,389	2,975,811	2,522,965

OPERATING INCOME	393,184	391,360	359,419

OTHER INCOME
Allowance for equity funds used during construction	11,808	18,757	13,027
Interest and dividend income	53,922	21,375	15,753
Miscellaneous - net	2,933	910	36,180
TOTAL	68,663	41,042	64,960

INTEREST AND OTHER CHARGES
Interest on long-term debt	137,938	116,633	125,356
Other interest - net	11,842	10,155	8,242
Allowance for borrowed funds used during construction	(6,988)	(11,153)	(9,771)
TOTAL	142,792	115,635	123,827

INCOME BEFORE INCOME TAXES	319,055	316,767	300,552

Income taxes	107,067	110,270	108,288

NET INCOME	211,988	206,497	192,264

Preferred dividend requirements and other	3,966	4,201	4,472

EARNINGS APPLICABLE TO
COMMON STOCK	$208,022	$202,296	$187,792

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY GULF STATES, INC.
STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2006	2005	2004
	(In Thousands)

OPERATING ACTIVITIES
Net income	$211,988	$206,497	$192,264
Adjustments to reconcile net income to net cash flow provided by operating activities:
Reserve for regulatory adjustments	(9,157)	(64,802)	24,112
Other regulatory charges (credits) - net	5,451	(6,799)	(10,070)
Depreciation, amortization, and decommissioning	217,551	211,611	210,879
Deferred income taxes, investment tax credits, and non-current taxes accrued	123,354	155,849	111,201
Changes in working capital:
Receivables	154,778	(147,085)	(54,580)
Fuel inventory	(9,015)	(10,538)	1,205
Accounts payable	(69,624)	99,581	126
Taxes accrued	27,781	(22,882)	22,882
Interest accrued	145	1,596	(3,834)
Deferred fuel costs	264,153	(87,594)	78,200
Other working capital accounts	14,178	7,660	31,206
Provision for estimated losses and reserves	(3,488)	(3,979)	(13,844)
Changes in other regulatory assets	(138,461)	(219,172)	(10,060)
Other	(7,531)	(57,950)	(59,303)
Net cash flow provided by operating activities	782,103	61,993	520,384

INVESTING ACTIVITIES
Construction expenditures	(375,664)	(370,521)	(357,720)
Allowance for equity funds used during construction	11,808	18,757	13,027
Nuclear fuel purchases	(40,738)	(1,297)	(45,085)
Proceeds from sale/leaseback of nuclear fuel	37,647	491	38,800
Proceeds from nuclear decommissioning trust fund sales	60,053	38,070	29,185
Investment in nuclear decommissioning trust funds	(73,450)	(51,178)	(41,255)
Change in money pool receivable - net	(11,037)	(64,011)	69,354
Changes in other investments - net	(1,466)	4,343	23,579
Other regulatory investments	(13,622)	(152,513)	(49,875)
Net cash flow used in investing activities	(406,469)	(577,859)	(319,990)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	-	929,782	472,039
Retirement of long-term debt	-	(566,229)	(829,000)
Proceeds from a capital contribution	-	300,000	-
Change in money pool payable - net	-	(59,720)	59,720
Redemption of preferred stock	(3,450)	(3,450)	(3,450)
Dividends paid:
Common stock	(213,200)	(61,900)	(94,300)
Preferred stock	(3,976)	(4,218)	(4,459)
Net cash flow provided by (used in) financing activities	(220,626)	534,265	(399,450)

Net increase (decrease) in cash and cash equivalents	155,008	18,399	(199,056)

Cash and cash equivalents at beginning of period	25,373	6,974	206,030

Cash and cash equivalents at end of period	$180,381	$25,373	$6,974

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period for:
Interest - net of amount capitalized	$140,204	$117,075	$130,491
Income taxes	($61,870)	$14,450	($28,169)

See Notes to Financial Statements.

ENTERGY GULF STATES, INC.
BALANCE SHEETS
ASSETS

	December 31,
	2006	2005
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$2,923	$7,341
Temporary cash investments - at cost,
which approximates market	177,458	18,032
Total cash and cash equivalents	180,381	25,373
Accounts receivable:
Customer	146,144	203,205
Allowance for doubtful accounts	(1,618)	(4,794)
Associated companies	106,990	90,223
Other	50,811	50,445
Accrued unbilled revenues	79,538	186,527
Total accounts receivable	381,865	525,606
Deferred fuel costs	-	254,950
Accumulated deferred income taxes	20,352	-
Fuel inventory - at average cost	69,211	60,196
Materials and supplies - at average cost	120,245	112,544
Deferred nuclear refueling outage costs	12,971	6,388
Prepayments and other	16,725	36,996
TOTAL	801,750	1,022,053

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	344,911	310,779
Non-utility property - at cost (less accumulated depreciation)	94,776	91,589
Other	25,218	22,498
TOTAL	464,905	424,866

UTILITY PLANT
Electric	8,857,166	8,569,073
Natural gas	92,368	86,375
Construction work in progress	149,392	526,017
Nuclear fuel under capital lease	73,422	55,155
Nuclear fuel	10,821	11,338
TOTAL UTILITY PLANT	9,183,169	9,247,958
Less - accumulated depreciation and amortization	4,263,307	4,075,724
UTILITY PLANT - NET	4,919,862	5,172,234

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
SFAS 109 regulatory asset - net	465,259	459,136
Other regulatory assets	1,001,016	604,419
Deferred fuel costs	100,124	69,443
Long-term receivables	9,833	16,151
Other	23,928	41,195
TOTAL	1,600,160	1,190,344

TOTAL ASSETS	$7,786,677	$7,809,497

See Notes to Financial Statements.

260

ENTERGY GULF STATES, INC.
BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY

	December 31,
	2006	2005
	(In Thousands)

CURRENT LIABILITIES
Accounts payable:
Associated companies	$79,584	$100,313
Other	200,746	479,232
Customer deposits	68,844	57,756
Accumulated deferred income taxes	-	71,196
Taxes accrued	27,781	-
Interest accrued	34,483	34,338
Deferred fuel costs	26,262	-
Obligations under capital leases	24,769	33,516
Pension and other postretirement liabilities	7,662	-
Other	31,933	14,945
TOTAL	502,064	791,296

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,803,461	1,623,421
Accumulated deferred investment tax credits	127,202	132,909
Obligations under capital leases	48,653	20,724
Other regulatory liabilities	53,648	37,482
Decommissioning and asset retirement cost liabilities	191,036	175,480
Transition to competition	79,098	79,098
Regulatory reserves	219	16,153
Accumulated provisions	21,245	19,882
Pension and other postretirement liabilities	141,834	60,549
Long-term debt	2,358,327	2,358,130
Preferred stock with sinking fund	10,500	13,950
Other	196,512	203,862
TOTAL	5,031,735	4,741,640

Commitments and Contingencies

SHAREHOLDERS' EQUITY
Preferred stock without sinking fund	47,327	47,327
Common stock, no par value, authorized 200,000,000
shares; issued and outstanding 100 shares in 2006 and 2005	114,055	114,055
Paid-in capital	1,457,486	1,457,486
Retained earnings	653,924	659,102
Accumulated other comprehensive loss	(19,914)	(1,409)
TOTAL	2,252,878	2,276,561

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$7,786,677	$7,809,497

See Notes to Financial Statements.

ENTERGY GULF STATES, INC.
STATEMENTS OF RETAINED EARNINGS, COMPREHENSIVE INCOME, AND PAID-IN CAPITAL

	For the Years Ended December 31,
	2006		2005		2004
	(In Thousands)
RETAINED EARNINGS
Retained Earnings - Beginning of period	$659,102		$518,706		$419,690
Add:
Net Income	211,988	$211,988	206,497	$206,497	192,264	192,264
Adjustment for change in accounting method	-		-		5,524
Total	211,988		206,497		197,788

Deduct:
Dividends declared on common stock	213,200		61,900		94,300
Preferred dividend requirements and other	3,966	3,966	4,201	4,201	4,472	4,472
Total	217,166		66,101		98,772

Retained Earnings - End of period	$653,924		$659,102		$518,706

ACCUMULATED OTHER COMPREHENSIVE
INCOME (LOSS) (Net of Taxes):
Balance at beginning of period:
Accumulated derivative instrument fair value changes	$ -		$ -		$3,912
Other accumulated comprehensive income items	(1,409)		714		-
Total	($1,409)		$714		$3,912

Net derivative instrument fair value changes
arising during the period	-	-	-	-	(3,912)	(3,912)

Minimum pension liability (net of tax expense (benefit) of $31 and ($214))	1,941	1,941	(2,233)	(2,233)	-	-

Pension and other postretirement liabilities (net of tax benefit of $24,944)	(19,622)		-		-

Net unrealized investment gains (losses)	(824)	(824)	110	110	714	714

Balance at end of period:
Pension and other postretirement liabilities	(19,914)		-		-
Other accumulated comprehensive income items	-		(1,409)		714
Total	($19,914)		($1,409)		$714
Comprehensive Income		$209,139		$200,173		$184,594

PAID-IN CAPITAL
Paid-in Capital - Beginning of period	$1,457,486		$1,157,486		$1,157,486

Add:
Capital contribution	-		300,000		-

Paid-in Capital - End of period	$1,457,486		$1,457,486		$1,157,486

See Notes to Financial Statements.

ENTERGY GULF STATES, INC.
SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON

	2006	2005	2004	2003	2002
	(In Thousands)

Operating revenues	$3,679,573	$3,367,171	$2,882,384	$2,639,737	$2,183,879
Net Income	$211,988	$206,497	$192,264	$45,262	$174,078
Total assets	$7,786,677	$7,809,497	$6,655,402	$6,854,862	$6,599,533
Long-term obligations (1)	$2,417,480	$2,392,804	$1,946,589	$2,051,083	$2,096,329

(1) Includes long-term debt (excluding currently maturing debt), preferred stock with sinking fund, and noncurrent capital lease obligations.

	2006	2005	2004	2003	2002
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$1,122	$960	$881	$829	$700
Commercial	883	734	672	614	502
Industrial	1,150	1,014	976	853	695
Governmental	49	41	37	39	34
Total retail	$3,204	$2,749	2,566	2,335	1,931
Sales for resale:
Associated companies	145	186	52	42	28
Non-associated companies	199	188	160	150	139
Other	47	167	43	53	44
Total	$3,595	$3,290	$2,821	$2,580	$2,142
Billed Electric Energy Sales (GWh):
Residential	10,110	10,024	9,803	9,739	9,502
Commercial	8,838	8,486	8,444	8,174	7,894
Industrial	15,065	14,967	16,596	15,417	15,887
Governmental	454	441	432	475	477
Total retail	34,467	33,918	35,275	33,805	33,760
Sales for resale:
Associated companies	3,259	3,213	1,528	1,185	708
Non-associated companies	2,896	2,804	3,172	3,358	4,391
Total	40,622	39,935	39,975	38,348	38,859

ENTERGY LOUISIANA, LLC

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Hurricane Rita and Hurricane Katrina

In August and September 2005, Hurricane Katrina and Hurricane Rita, along with extensive flooding that resulted from levee breaks in and around Entergy Louisiana's service territory, caused catastrophic damage. The storms and flooding resulted in widespread power outages; significant damage to distribution, transmission, and generation infrastructure; and the temporary loss of sales and customers due to mandatory evacuations and destruction of homes and businesses due to wind, rain, and extended periods of flooding. Total restoration costs through December 31, 2006 for the repair and/or replacement of Entergy Louisiana's electric facilities damaged by Hurricanes Katrina and Rita and for business continuity costs are $534 million, including $19 million of AFUDC. The costs include $381 million in construction expenditures and $153 million recorded originally as regulatory assets. Entergy Louisiana recorded accruals in accordance with its accounting policies because management believes that recovery of these prudently incurred costs through some form of regulatory mechanism is probable, based on historic treatment of such costs in its service territories and communications with local regulators. These costs do not include other potential incremental losses, such as the inability to recover fixed costs scheduled for recovery through base rates, which base rate revenue was not recovered due to a loss of anticipated sales. Entergy Louisiana expects its additional storm restoration spending will be approximately $50 million.

Entergy is pursuing a broad range of initiatives to recover storm restoration and business continuity costs and incremental losses. Initiatives include obtaining reimbursement of certain costs covered by insurance, obtaining assistance through federal legislation for damage caused by Hurricanes Katrina and Rita, and pursuing recovery through existing or new rate mechanisms regulated by the FERC and local regulatory bodies, in combination with securitization.

See Note 8 to the financial statements for a discussion of Entergy's non-nuclear property insurance program. Entergy is currently evaluating the amount of the covered losses for Entergy and each of the affected Utility operating companies, working with insurance adjusters, and preparing proofs of loss for Hurricanes Katrina and Rita. Entergy has been notified by its primary insurer, OIL, that it expects claims for both Hurricanes Katrina and Rita to materially exceed the aggregation limit of $1 billion for all parties insured by OIL for any one occurrence. Entergy Louisiana has received $12.7 million through December 31, 2006 on its insurance claims. Entergy Louisiana currently estimates that its remaining net insurance recoveries for the losses caused by the hurricanes, including the effect of the OIL aggregation limit being exceeded, will be approximately $30 million.

In December 2005, the U.S. Congress passed the Katrina Relief Bill, a hurricane aid package that includes $11.5 billion in Community Development Block Grants (for the states affected by Hurricanes Katrina, Rita, and Wilma) that allows state and local leaders to fund individual recovery priorities. The bill includes language that permits funding to be provided for infrastructure restoration. In September 2006, Entergy Louisiana presented a revised CDBG request to the Louisiana Recovery Authority's Infrastructure Committee. The request of $539 million includes estimated spending necessary to complete restoration net of estimated insurance proceeds. The Louisiana Recovery Authority has not acted on Entergy Louisiana's request.

Storm Costs Recovery Filing with Retail Regulator

In April 2006, Entergy Louisiana completed the $14 million interim recovery of storm costs through the fuel adjustment clause pursuant to an LPSC order. Beginning in September 2006, Entergy Louisiana's interim storm cost recovery of approximately $2 million per month was instituted via the formula rate plan.  Interim recovery will continue until a final decision is reached by the LPSC with respect to Entergy Louisiana's supplemental and amending storm cost recovery application, which is discussed below.

On July 31, 2006, Entergy Louisiana and Entergy Gulf States (for its Louisiana service territory) filed a supplemental and amending storm cost recovery application with the LPSC, in which Entergy Louisiana and Entergy Gulf States requested that the LPSC: (1) review Entergy Louisiana's and Entergy Gulf States' testimony and exhibits relating to the costs associated with Hurricanes Katrina and Rita, and declare that those verified, actual storm-related costs through May 31, 2006 are $466.8 million for Entergy Louisiana and $200.3 million for Entergy Gulf States in Louisiana and that those costs were prudently incurred; (2) declare that the annual revenue requirements associated with the recovery of those costs, including carrying costs, based on a ten-year levelized rate, are $54.4 million for Entergy Louisiana and $26.2 million for Entergy Gulf States; (3) authorize Entergy Louisiana and Entergy Gulf States to recover the costs through Securitized Storm Cost Recovery Riders (SSCRRs) proposed by Entergy Louisiana and Entergy Gulf States; (4) declare that the storm costs incurred subsequent to May 31, 2006 are to be filed by Entergy Louisiana and Entergy Gulf States with the LPSC on an annual basis in connection with their annual formula rate plan (FRP) filings, and that the SSCRRs be adjusted annually (or semi-annually if needed) to reflect such costs and any insurance proceeds or CDBG funds actually received, with the adjusted amounts to be collected through the SSCRRs to take effect contemporaneous with the effective date of rate changes under the FRP; (5) declare that the storm-related costs incurred by Entergy Louisiana and Entergy Gulf States meet the conditions set forth in the FRP for exclusion from the sharing provisions in those FRPs and authorize the permanent recovery of storm costs outside of the FRPs adopted by the LPSC for Entergy Louisiana and Entergy Gulf States; and (6) authorize the funding of a storm reserve through securitization sufficient to fund a storm cost reserve of $132 million for Entergy Louisiana and $81 million for Entergy Gulf States.

On February 28, 2007, Entergy Louisiana and Entergy Gulf States filed rebuttal testimony and filed a second supplemental and amending application by which they seek authority from the LPSC to securitize their storm cost recovery and storm reserve amounts, together with certain debt retirement costs and upfront and ongoing costs of the securitized debt issued. The filing updates actual storm-related costs through January 2007 and estimated future costs, declaring that Entergy Louisiana's costs are $561 million and Entergy Gulf States' costs are $219 million. The filing also updates the requested storm reserve amounts, requesting $141 million for Entergy Louisiana and $87 million for Entergy Gulf States. Securitization is authorized by a law signed by the Governor of Louisiana in May 2006. Hearings are scheduled for April 2007.

Results of Operations

Net Income

2006 Compared to 2005

Net income increased $9.5 million primarily due to higher net revenue, lower taxes other than income taxes, and higher other income, partially offset by higher other operation and maintenance expenses.

2005 Compared to 2004

Net income increased slightly primarily due to lower other operation and maintenance expenses, lower depreciation and amortization expenses, and higher other income, substantially offset by higher interest and other charges and a higher effective income tax rate.

Net Revenue

2006 Compared to 2005

Net revenue, which is Entergy Louisiana's measure of gross margin, consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory credits. Following is an analysis of the change in net revenue comparing 2006 to 2005.
Amount
(In Millions)

2005 net revenue	$931.5
Base revenues	40.3
Net wholesale revenue	12.6
Storm cost recovery	8.3
Price applied to unbilled electric sales	6.7
Rate refund provisions	5.0
Purchased power capacity	(31.6)
Volume/weather	(23.3)
Reserve equalization	(13.0)
Other	5.6
2006 net revenue	$942.1

The base revenues variance is primarily due to increases effective September 2006 for the 2005 formula rate plan filing to recover LPSC-approved incremental deferred and ongoing capacity costs and for the interim recovery of storm costs. See "Significant Factors and Known Trends - State and Local Rate Regulation" below and Note 2 to the financial statements for a discussion of the formula rate plan filing.

The net wholesale revenue variance is primarily due to the sale of 75% of the generation pursuant to a long-term power purchase agreement from the Perryville plant to Entergy Gulf States for a full year in 2006 compared to a partial year in 2005.

The storm cost recovery variance is due to the return earned on the interim recovery of storm-related costs in 2006 as allowed by the LPSC. The storm cost recovery filings are discussed in Note 2 to the financial statements.

The price applied to unbilled electric sales variance is due to the exclusion in 2006 of the fuel cost component in the calculation of the price applied to unbilled sales. Effective January 1, 2006, the fuel cost component is no longer included in the unbilled revenue calculation, which is in accordance with regulatory treatment. See "Critical Accounting Estimates" below and Note 1 to the financial statements for further discussion of the accounting for unbilled revenues.

The rate refund provisions variance is primarily due to provisions recorded in 2005 as a result of the March 2005 Global Settlement with the LPSC.

The purchased power capacity variance is primarily due to higher purchased power capacity charges and the amortization of capacity charges effective September 2006 as a result of the formula rate plan filing in May 2006. A portion of the purchased power capacity costs is offset in base revenues due to a base rate increase implemented to recover incremental deferred and ongoing purchased power capacity charges, as mentioned above. See "Significant Factors and Known Trends - State and Local Rate Regulation" below and Note 2 to the financial statements for a discussion of the formula rate plan filing.

The volume/weather variance is primarily due to decreased usage during the unbilled sales period and less favorable weather compared to 2005 on billed sales primarily in the residential sector. The decrease was partially offset by an increase in weather-adjusted electricity usage, which increased by a total of 735 GWh.

The reserve equalization variance is primarily due to a revision made in 2005 of reserve equalization payments among Entergy companies due to a FERC ruling regarding the inclusion of interruptible loads in reserve equalization calculations.

Gross operating revenues, fuel, purchased power expenses, and other regulatory credits

Gross operating revenues decreased primarily due to:

  a decrease of $129.2 million in fuel cost recovery revenues due to lower fuel rates;
  a decrease of $125.2 million in gross wholesale revenue due to lower fuel rates; and
  a decrease of $23.3 million in volume/weather, as discussed above.

The decrease was partially offset by:

  an increase of $40.3 million in base revenues, as discussed above;
  an increase of $6.7 million in the price applied to unbilled electric sales, as discussed above; and
  an increase of $5.0 million due to lower rate refund provisions, as discussed above.

Fuel and purchased power expenses decreased primarily due to decreases in the market prices of natural gas and purchased power.

Other regulatory credits decreased primarily due to:

  the deferral of purchased power capacity charges in 2005;
  the amortization of capacity charges in 2006 as a result of the May 2006 formula rate plan filing with the LPSC to recover such costs through base rates effective September 2006, as discussed above; and
  the amortization of storm costs as a result of the interim recovery in 2006 as allowed by the LPSC.

See Note 2 to the financial statements for a discussion of the formula rate plan and storm cost recovery filings with the LPSC.

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

The reserve equalization variance is primarily due to a revision of reserve equalization payments among Entergy companies due to a FERC ruling regarding the inclusion of interruptible loads in reserve equalization calculations and an increase in capacity due to the purchase of Perryville.

The rate refund provisions variance is primarily due to higher accruals for potential rate actions and refunds in 2004.

The net wholesale revenue variance is primarily due to the sale of 75% of the generation from the Perryville plant to Entergy Gulf States pursuant to a long-term power purchase agreement.

The volume/weather variance is due to a decrease of a total of 1,742 GWh in weather-adjusted usage primarily due to Hurricane Katrina and Hurricane Rita, partially offset by the effect of more favorable weather compared to 2004 on billed sales in the residential and commercial sectors.

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

Other regulatory credits increased primarily due to the following:

  the deferral in 2005 of capacity charges that are not currently recovered through base rates but are expected to be recovered in the future. See Note 2 to the financial statements for a discussion of the formula rate plan filing; and
  the difference in the amount of amortization allowed by GAAP versus other regulatory bodies related to the Waterford 3 sale/leaseback 20-year life extension.

The increase was partially offset by the deferral in 2004 of $15.2 million related to Entergy's voluntary severance program, as discussed above.

Other Income Statement Variances

2006 Compared to 2005

Other operation and maintenance expenses increased primarily due to:

  an increase of $13.7 million in payroll and benefits costs;
  an increase of $10.8 million in fossil expenses as a result of a fossil plant maintenance outage in 2006 and the Perryville plant coming online in July 2005;
  an increase of $7.1 million due to the return to normal expense patterns in 2006 versus the deferral or capitalization of storm costs in 2005;
  an increase of $3.8 million in environmental expenses because of a credit in the third quarter of 2005 that reduced an environmental reserve liability; and
  an increase of $2.0 million in customer service support costs.

The increase was partially offset by a decrease of $3.5 million in vegetation maintenance expenses.

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

The increase was partially offset by the $2.5 million of deferred capacity interest adjustments related to the formula rate plan filed with the LPSC in May 2006.

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

Income Taxes

The effective income tax rates for 2006, 2005, and 2004 were 36.3%, 43.0%, and 38.4%, respectively. See Note 3 to the financial statements for a reconciliation of the federal statutory rate of 35.0% to the effective income tax rate. Tax reserves not expected to reverse within the next year are reflected as non-current taxes accrued on the balance sheet.

Liquidity and Capital Resources

Cash Flow

Cash flows for the years ended December 31, 2006, 2005, and 2004 were as follows:

	2006	2005	2004
	(In Thousands)

Cash and cash equivalents at beginning of period	$105,285	$146,049	$8,787

Cash flow provided by (used in):
Operating activities	413,017	171,076	499,870
Investing activities	(479,276)	(549,453)	(283,780)
Financing activities	(36,283)	337,613	(78,828)
Net increase (decrease) in cash and cash equivalents	(102,542)	(40,764)	137,262

Cash and cash equivalents at end of period	$2,743	$105,285	$146,049

Operating Activities

Cash flow from operations increased $241.9 million in 2006 primarily due to the effect that Hurricane Katrina had on collections from customers in 2005, partially offset by a decrease in fuel cost recoveries, an increase of $54 million in pension contributions, and an increase of $33.7 million in income tax payments.

Cash flow from operations decreased $328.8 million in 2005 primarily due to storm restoration spending, the receipt of an income tax refund of $70.7 million in 2004 through Entergy's intercompany tax allocation process compared to income tax payments in 2005 of $11.1 million, and decreased recovery of deferred fuel costs.

Investing Activities

The decrease of $70.2 million in net cash used by investing activities in 2006 was primarily due to the purchase of the Perryville plant in June 2005 for $162 million and a decrease of $15.9 million in capacity costs that have been deferred and are expected to be recovered over a period greater than twelve months. The decrease was offset by an increase of $64.5 million in distribution construction expenditures due to Hurricanes Katrina and Rita and money pool activity.

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

Capital expenditures made as a result of Hurricanes Katrina and Rita were approximately $210 million during 2006 and approximately $152 million during 2005.

Financing Activities

Entergy Louisiana's financing activities used $36.3 million in 2006 compared to providing $337.6 million in 2005 primarily due to:

  the net issuance of $182.6 million of long-term debt in 2005;
  the issuance of $100 million of preferred membership interests in 2005;
  money pool activity;
  borrowings of $40 million on a credit facility in 2005, which was paid in 2006; and
  the retirement of $25 million of long-term debt in 2006.

Partially offsetting the above was the payment of $51.6 million in common stock dividends in 2005 and proceeds of $50 million from an equity contribution from its parent, Entergy Louisiana Holdings, Inc., in 2006.

Entergy Louisiana's financing activities provided $337.6 million in 2005 compared to using $78.8 million in 2004 primarily due to:

  the net issuance of $182.6 million of long-term debt in 2005 compared to the net issuance of $79 million of long-term debt in 2004. The 2004 net issuance includes the principal payment of $14.8 million for the Waterford 3 Lease Obligation;
  the issuance of $100 million of preferred membership interests in 2005;
  money pool activity;
  a decrease of $64.9 million in common stock dividends paid; and
  borrowings of $40 million on a credit facility in 2005.

See Note 5 to the financial statements for details of long-term debt.

Capital Structure

Entergy Louisiana's capitalization is balanced between equity and debt, as shown in the following table. The decrease in the debt to capital for Entergy Louisiana as of December 31, 2006 is primarily due to an increase in members' equity due to: 1) retained earnings in 2006; 2) additional equity from its parent because of a revision in the estimate of the tax liabilities allocated to Entergy Louisiana Holdings in the merger-by-division that created Entergy Louisiana, LLC; and 3) the cash equity contribution that Entergy Louisiana Holdings made to Entergy Louisiana in 2006.

	December 31, 2006	December 31, 2005

Net debt to net capital	46.4%	49.2%
Effect of subtracting cash from debt	0.0%	2.1%
Debt to capital	46.4%	51.3%

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
  debt and preferred equity maturities;
  working capital purposes, including the financing of fuel and purchased power costs; and
  distribution and interest payments.

Following are the amounts of Entergy Louisiana's planned construction and other capital investments, existing debt and lease obligations (includes estimated interest payments), and other purchase obligations:

	2007	2008-2009	2010-2011	After 2011	Total
	(In Millions)
Planned construction and
capital investment (1)	$300	$1,194	N/A	N/A	$1,494
Long-term debt	$71	$160	$382	$1,487	$2,100
Operating leases	$10	$14	$10	$8	$42
Purchase obligations (2)	$668	$1,168	$974	$3,768	$6,578
Nuclear fuel lease obligations (3)	$39	$43	N/A	N/A	$82

(1)

Includes approximately $157 to $173 million annually for maintenance capital, which is planned spending on routine capital projects that are necessary to support reliability of service, equipment or systems and to support normal customer growth.

(2)

Purchase obligations represent the minimum purchase obligation or cancellation charge for contractual obligations to purchase goods or services. For Entergy Louisiana, almost all of the total consists of unconditional fuel and purchased power obligations, including its obligations under the Vidalia purchased power agreement and the Unit Power Sales Agreement, both of which are discussed in Note 8 to the financial statements.

(3)

It is expected that additional financing under the lease will be arranged as needed to acquire additional fuel, to pay interest, and to pay maturing debt. If such additional financing cannot be arranged, however, Entergy Louisiana must repurchase sufficient nuclear fuel to allow the lessor to meet its obligations.

In addition to the planned spending in the table above, Entergy Louisiana expects to contribute $9 million to other postretirement plans in 2007. Entergy Louisiana does not anticipate contributing to its pension plan in 2007.

The planned capital investment estimate for Entergy Louisiana reflects capital required to support existing business and customer growth, including the acquisition or construction of generation resources identified in Entergy's supply plan initiative. As part of an ongoing needs assessment and requests for proposal (RFP) process, Entergy issued an RFP for long-term resources in January 2006. Based upon the final evaluation of the proposals submitted in response to the RFP for long-term resources, on January 31, 2007, Entergy Services was authorized as agent for the respective purchasing Utility operating companies to enter into further negotiations for several selected resources, including the self-build solid fuel repowering of Entergy Louisiana's Little Gypsy plant.

The estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints, environmental compliance, market volatility, economic trends, business restructuring, and the ability to access capital. Management provides more information on long-term debt and preferred stock maturities in Notes 5 and 6 to the financial statements.

The estimated capital expenditures given above do not include potential spending associated with the potential replacement of the steam generators at Waterford 3, as discussed below in "Nuclear Matters".

The Federal Power Act restricts the ability of a public utility to pay distributions out of capital. As a result of its restructuring and the related accounting, Entergy Louisiana, LLC applied to the FERC for a declaratory order to pay distributions on its common and preferred membership interests from the following sources: (1) the amount of Entergy Louisiana, Inc.'s retained earnings immediately prior to its restructuring on

 December 31, 2005; (2) an amount in excess of the amount in (1) over a transition period not expected to last more than 3 years as long as Entergy Louisiana, LLC's proprietary capital ratio is, and will remain, above 30%; and (3) the amount of Entergy Louisiana, LLC's retained earnings after the restructuring. The FERC granted the declaratory order on January 23, 2006. Distributions paid by Entergy Louisiana, LLC on its common membership interests to Entergy Louisiana Holdings may, in turn, be paid by Entergy Louisiana Holdings to Entergy Corporation without the need for FERC approval. As a wholly-owned subsidiary, Entergy Louisiana Holdings dividends its earnings to Entergy Corporation at a percentage determined monthly.

Sources of Capital

Entergy Louisiana's sources to meet its capital requirements include:

  internally generated funds;
  cash on hand;
  debt or preferred membership interest issuances; and
  bank financing under new and existing facilities.

In April 2006, Entergy Louisiana's $85 million credit facility expired and was not renewed. Also, Entergy Louisiana's $15 million credit facility expired in May 2006 and was not renewed.

Entergy Louisiana may refinance or redeem debt and preferred membership interests prior to maturity, to the extent market conditions and interest and distribution rates are favorable.

All debt and common and preferred membership interest issuances by Entergy Louisiana require prior regulatory approval. Preferred membership interest and debt issuances are also subject to issuance tests set forth in corporate charters, bond indentures, and other agreements. Entergy Louisiana has sufficient capacity under these tests to meet its foreseeable capital needs.

Entergy Louisiana's receivables from or (payables to) the money pool were as follows as of December 31 for each of the following years:
2006	2005	2004	2003
(In Thousands)

($54,041)	($68,677)	$40,549	($41,317)

See Note 4 to the financial statements for a description of the money pool.

Prior to February 8, 2006, borrowings and securities issuances by Entergy Louisiana, LLC (as well as, prior to December 31, 2005, Entergy Louisiana, Inc., the predecessor to Entergy Louisiana, LLC's SEC financing authority) were limited to amounts authorized by the SEC. Effective with repeal of PUHCA 1935 on that date, the FERC, under the Federal Power Act, has jurisdiction over all of the securities issuances by Entergy Louisiana, LLC. After the effective date of PUHCA 1935 repeal, the FERC has issued two orders authorizing long- and short-term securities issuances by Entergy Louisiana, LLC. The short-term authority extends through March 31, 2008 in an aggregate amount, at any one time outstanding, of up to $250 million. The long-term authority also extends through March 31, 2008.

Significant Factors and Known Trends

State and Local Rate Regulation

The rates that Entergy Louisiana charges for its services significantly influence its financial position, results of operations, and liquidity. Entergy Louisiana is closely regulated and the rates charged to its customers are determined in regulatory proceedings. A governmental agency, the LPSC, is primarily responsible for approval of the rates charged to customers.

In May 2006, Entergy Louisiana made its formula rate plan filing with the LPSC for the 2005 test year. Entergy Louisiana implemented a $143.4 million increase, subject to refund, effective September 2006 for 1) ongoing and deferred incremental capacity costs of $119.2 million and 2) $24.2 million of interim storm cost recovery pursuant to an LPSC order. In response to an LPSC Staff report, Entergy Louisiana subsequently reduced rates by $0.5 million annually, effective October 2006, to reflect issues and errors identified by the staff with which Entergy Louisiana agrees. The modified filing reflects a 9.56% return on common equity, which is within the authorized bandwidth and a reduction in the collection of ongoing and deferred incremental capacity costs to $118.8 million. Entergy Louisiana and the LPSC Staff are working to resolve outstanding issues.

In addition to rate proceedings, Entergy Louisiana's fuel costs recovered from customers are subject to regulatory scrutiny. This regulatory risk represents Entergy Louisiana's largest potential exposure to price changes in the commodity markets.

Entergy Louisiana's retail rate matters and proceedings, including fuel cost recovery-related issues, are discussed in Note 2 to the financial statements.

Federal Regulation

System Agreement Proceedings

See "System Agreement Proceedings" in the "Significant Factors and Known Trends" section of Entergy Corporation and Subsidiaries Management's Discussion and Analysis for discussion of the proceeding at the FERC involving the System Agreement and of other related proceedings.

Transmission

See "Independent Coordinator of Transmission" in the "Significant Factors and Known Trends" section of Entergy Corporation and Subsidiaries Management's Discussion and Analysis for discussion.

Interconnection Orders

See "Interconnection Orders" in the "Significant Factors and Known Trends" section of Entergy Corporation and Subsidiaries Management's Discussion and Analysis for discussion.

Available Flowgate Capacity Proceeding

See "Available Flowgate Capacity Proceeding" in the "Significant Factors and Known Trends" section of Entergy Corporation and Subsidiaries Management's Discussion and Analysis for discussion.

Energy Policy Act of 2005

See "Energy Policy Act of 2005" in the "Significant Factors and Known Trends" section of Entergy Corporation and Subsidiaries Management's Discussion and Analysis for discussion, including a discussion of the implications of repeal of PUHCA 1935 and ongoing FERC regulation under the Federal Power Act.

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

Central States Compact Claim

The Low-Level Radioactive Waste Policy Act of 1980 holds each state responsible for disposal of low-level radioactive waste originating in that state, but allows states to participate in regional compacts to fulfill their responsibilities jointly.  Arkansas and Louisiana participate in the Central Interstate Low-Level Radioactive Waste Compact (Central States Compact or Compact).  Commencing in early 1988, Entergy Arkansas, Entergy Gulf States, and Entergy Louisiana made a series of contributions to the Central States Compact to fund the Central States Compact's development of a low-level radioactive waste disposal facility to be located in Boyd County, Nebraska.  In December 1998, Nebraska, the host state for the proposed Central States Compact disposal facility, denied the compact's license application for the proposed disposal facility.  Several parties, including the commission that governs the compact (the Compact Commission), filed a lawsuit against Nebraska seeking damages resulting from Nebraska's denial of the proposed facility's license.  After a trial, the U.S. District Court concluded that Nebraska violated its good faith obligations regarding the proposed waste disposal facility and rendered a judgment against Nebraska in the amount of $151 million.  In August 2004, Nebraska agreed to pay the Compact $141 million in settlement of the judgment. In July 2005, the Compact Commission decided to distribute a substantial portion of the proceeds from the settlement to the nuclear power generators that had contributed funding for the Boyd County facility, including Entergy Arkansas, Entergy Gulf States, and Entergy Louisiana. On August 1, 2005, Nebraska paid $145 million, including interest, to the Compact, and the Compact distributed from the settlement proceeds $23.6 million to Entergy Arkansas, $19.9 million to Entergy Gulf States, and $19.4 million to Entergy Louisiana.  A liability was recorded in 2005 for the portion of the proceeds previously recovered from ratepayers, with the remainder of the proceeds causing an increase in pre-tax earnings in 2005 of $4.6 million at Entergy Louisiana.

Nuclear Matters

Entergy Louisiana owns and operates, through an affiliate, the Waterford 3 nuclear power plant. Entergy Louisiana is, therefore, subject to the risks related to owning and operating a nuclear plant. These include risks from the use, storage, handling and disposal of high-level and low-level radioactive materials, regulatory requirement changes, including changes resulting from events at other plants, limitations on the amounts and types of insurance commercially available for losses in connection with nuclear operations, and technological and financial uncertainties related to decommissioning nuclear plants at the end of their licensed lives, including the sufficiency of funds in decommissioning trusts. In the event of an unanticipated early shutdown of Waterford 3, Entergy Louisiana may be required to provide additional funds or credit support to satisfy regulatory requirements for decommissioning.

The nuclear industry continues to address susceptibility to stress corrosion cracking of certain materials associated with components within the reactor coolant system.  The issue is applicable to Waterford 3 and is managed in accordance with standard industry practices and guidelines.  A replacement reactor vessel head is being fabricated for Waterford 3 at this time.  Routine inspections of the Waterford 3 reactor vessel head have identified no significant material degradation issues for that component associated with the stress corrosion cracking of those materials.  Routine inspections of the Waterford 3 steam generators during the Fall 2006 refueling outage identified, however, degradation of certain tube spacer supports in the steam generators that required repair beyond that anticipated prior to the refueling outage inspections.  Corrective measures were successfully implemented to permit continued operation of the steam generators. Future inspections of the steam generators will be scheduled to address this degradation mechanism and could result in additional planned outages, pending discussions with the NRC regarding this issue.  Entergy Louisiana will continue to manage steam generator component life in accordance with industry standard practices.  Plans are being developed for the potential replacement of the steam generators which could be scheduled as early as 2011.

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

Nuclear Decommissioning Costs

See "Nuclear Decommissioning Costs" in the "Critical Accounting Estimates" section of Entergy Corporation and Subsidiaries Management's Discussion and Analysis for discussion of the estimates inherent in accounting for nuclear decommissioning costs.

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

Unbilled Revenue

As discussed in Note 1 to the financial statements, Entergy Louisiana records an estimate of the revenues earned for energy delivered since the latest customer billing. Each month the estimated unbilled revenue amounts are recorded as revenue and a receivable, and the prior month's estimate is reversed. The difference between the estimate of the unbilled receivable at the beginning of the period and the end of the period is the amount of unbilled revenue recognized during the period. The estimate recorded is primarily based upon an estimate of customer usage during the unbilled period and the billed price to customers in that month, including fuel price. Therefore, revenue recognized may be affected by the estimated price and usage at the beginning and end of each period and fuel price fluctuations, in addition to changes in certain components of the calculation. Effective January 1, 2006, Entergy Louisiana reclassified the fuel component of unbilled accounts receivable to deferred fuel and will no longer include the fuel component in the unbilled calculation, which is in accordance with regulatory treatment.

Qualified Pension and Other Postretirement Benefits

Entergy sponsors qualified defined benefit pension plans which cover substantially all employees. Additionally, Entergy currently provides postretirement health care and life insurance benefits for substantially all employees who reach retirement age while still working for Entergy. Entergy's reported costs of providing these benefits, as described in Note 11 to the financial statements, are impacted by numerous factors including the provisions of the plans, changing employee demographics, and various actuarial calculations, assumptions, and accounting mechanisms. See the "Critical Accounting Estimates" section of Entergy Corporation and Subsidiaries Management's Discussion and Analysis for further discussion. Because of the complexity of these calculations, the long-term nature of these obligations, and the importance of the assumptions utilized, Entergy's estimate of these costs is a critical accounting estimate.

Cost Sensitivity

The following chart reflects the sensitivity of qualified pension cost to changes in certain actuarial assumptions (dollars in thousands):

Actuarial Assumption	Change in Assumption	Impact on 2006 Qualified Pension Cost	Impact on Projected Qualified Benefit Obligation
	Increase/(Decrease)

Discount rate	(0.25%)	$1,294	$13,966
Rate of return on plan assets	(0.25%)	$836	-
Rate of increase in compensation	0.25%	$619	$3,388

The following chart reflects the sensitivity of postretirement benefit cost to changes in certain actuarial assumptions (dollars in thousands):

Actuarial Assumption	Change in Assumption	Impact on 2006 Postretirement Benefit Cost	Impact on Accumulated Postretirement Benefit Obligation
	Increase/(Decrease)

Health care cost trend	0.25%	$502	$2,808
Discount rate	(0.25%)	$292	$3,498

Each fluctuation above assumes that the other components of the calculation are held constant.

Costs and Funding

Total qualified pension cost for Entergy Louisiana in 2006 was $11.1 million. Entergy Louisiana anticipates 2007 qualified pension cost to decrease to $9.1 million due to an increase in the discount rate (from 5.9% to 6.00%) used to calculate benefit obligations. Entergy Louisiana contributed $54 million to its qualified pension plans in 2006. Entergy Louisiana does not anticipate contributing to the pension trust in 2007.

Entergy Louisiana's qualified pension accumulated benefit obligation at December 31, 2005 exceeded plan assets. As a result, Entergy Louisiana was required to recognize an additional minimum liability as prescribed by SFAS 87. At December 31, 2005, Entergy Louisiana's additional minimum liability for its qualified pension plans was $75 million. At December 31, 2005, Entergy Louisiana's intangible asset for the unrecognized prior service cost was $3.2 million and its regulatory asset was $72.1 million. Net income for 2005 and 2004 was not impacted by the additional minimum pension liability. In accordance with SFAS 158, the additional minimum pension liability has been replaced with the recording of the funded status of the defined benefit and other postretirement benefit plans.

Total postretirement health care and life insurance benefit costs for Entergy Louisiana in 2006 were $14.7 million, including $3.5 million in savings due to the estimated effect of future Medicare Part D subsidies. Entergy Louisiana expects 2007 postretirement health care and life insurance benefit costs to approximate $15.6 million, including $3 million in savings due to the estimated effect of future Medicare Part D subsidies.

New Accounting Pronouncements

See "New Accounting Pronouncements" section of Entergy Corporation and Subsidiaries Management's Discussion and Analysis for a discussion of new accounting pronouncements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members
Entergy Louisiana, LLC:

We have audited the accompanying balance sheets of Entergy Louisiana, LLC (the "Company") as of December 31, 2006 and 2005 and the related statements of income; of members' equity and comprehensive income; and of cash flows (pages 280 through 284 and applicable items in pages 55 through 164) for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Entergy Louisiana, LLC, as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 11 to the respective financial statements, in 2006 the Company adopted the provisions of Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2007 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 26, 2007

ENTERGY LOUISIANA, LLC
INCOME STATEMENTS

	For the Years Ended December 31,
	2006	2005	2004
	(In Thousands)

OPERATING REVENUES
Domestic electric	$2,451,258	$2,650,181	$2,226,986

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	710,746	916,779	671,549
Purchased power	824,645	872,026	667,893
Nuclear refueling outage expenses	15,337	15,351	13,633
Other operation and maintenance	394,390	356,084	367,824
Decommissioning	17,245	18,785	21,958
Taxes other than income taxes	61,168	73,860	68,999
Depreciation and amortization	186,021	186,281	197,380
Other regulatory credits - net	(26,257)	(70,119)	(43,765)
TOTAL	2,183,295	2,369,047	1,965,471

OPERATING INCOME	267,963	281,134	261,515

OTHER INCOME
Allowance for equity funds used during construction	14,229	10,251	7,494
Interest and dividend income	12,997	19,882	8,209
Miscellaneous - net	2,725	(7,539)	(929)
TOTAL	29,951	22,594	14,774

INTEREST AND OTHER CHARGES
Interest on long-term debt	81,563	73,691	70,210
Other interest - net	10,653	11,727	3,931
Allowance for borrowed funds used during construction	(10,258)	(6,591)	(4,822)
TOTAL	81,958	78,827	69,319

INCOME BEFORE INCOME TAXES	215,956	224,901	206,970

Income taxes	78,338	96,819	79,475

NET INCOME	137,618	128,082	127,495

Preferred distribution requirements and other	6,950	-	-

EARNINGS APPLICABLE TO
COMMON EQUITY	$130,668	$128,082	$127,495

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC
STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2006	2005	2004
	(In Thousands)

OPERATING ACTIVITIES
Net income	$137,618	$128,082	$127,495
Adjustments to reconcile net income to net cash flow provided by operating activities:
Reserve for regulatory adjustments	7,635	(13,674)	14,076
Other regulatory credits - net	(26,257)	(70,119)	(43,765)
Depreciation, amortization, and decommissioning	203,266	205,066	219,338
Deferred income taxes, investment tax credits, and non-current taxes accrued	38,290	185,140	95,448
Changes in working capital:
Receivables	140,690	(112,828)	4,364
Accounts payable	50,499	40,382	4,455
Taxes accrued	(23,997)	81,280	7,268
Interest accrued	2,047	10,004	(1,791)
Deferred fuel costs	(92,423)	(13,231)	21,955
Other working capital accounts	4,739	(26,873)	82,134
Provision for estimated losses and reserves	2,060	512	6,119
Changes in other regulatory assets	16,555	(111,641)	(14,456)
Other	(47,705)	(131,024)	(22,770)
Net cash flow provided by operating activities	413,017	171,076	499,870

INVESTING ACTIVITIES
Construction expenditures	(449,015)	(389,220)	(240,283)
Allowance for equity funds used during construction	14,229	10,251	7,494
Nuclear fuel purchases	(55,994)	(54,498)	-
Proceeds from the sale/leaseback of nuclear fuel	44,819	54,158	-
Payment for purchase of plant	-	(162,075)	-
Proceeds from nuclear decommissioning trust fund sales	20,179	107,291	35,987
Investment in nuclear decommissioning trust funds	(29,079)	(115,552)	(48,602)
Change in money pool receivable - net	-	40,549	(40,549)
Change in other investments - net	-	-	2,173
Other regulatory investments	(24,415)	(40,357)	-
Net cash flow used in investing activities	(479,276)	(549,453)	(283,780)

FINANCING ACTIVITIES
Proceeds from the issuance of:
Long-term debt	-	401,928	282,745
Preferred membership interests	-	97,982	-
Additional equity from parent	50,013	-	-
Retirement of long-term debt	(25,000)	(219,374)	(203,756)
Change in money pool payable - net	(14,636)	68,677	(41,317)
Changes in short-term borrowings	(40,000)	40,000	-
Dividends/distributions paid:
Common equity	-	(51,600)	(116,500)
Preferred membership interests	(6,660)	-	-
Net cash flow provided by (used in) financing activities	(36,283)	337,613	(78,828)

Net increase (decrease) in cash and cash equivalents	(102,542)	(40,764)	137,262

Cash and cash equivalents at beginning of period	105,285	146,049	8,787

Cash and cash equivalents at end of period	$2,743	$105,285	$146,049

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period for:
Interest - net of amount capitalized	$86,229	$71,831	$73,170
Income taxes	$44,830	$11,116	($70,650)

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC
BALANCE SHEETS
ASSETS

	December 31,
	2006	2005
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents	$2,743	$105,285
Accounts receivable:
Customer	97,207	176,169
Allowance for doubtful accounts	(1,856)	(6,141)
Associated companies	28,621	24,453
Other	22,652	12,553
Accrued unbilled revenues	69,628	149,908
Total accounts receivable	216,252	356,942
Deferred fuel costs	46,310	21,885
Accumulated deferred income taxes	-	3,884
Materials and supplies - at average cost	98,284	92,275
Deferred nuclear refueling outage costs	23,639	15,337
Prepayments and other	5,769	173,055
TOTAL	392,997	768,663

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	208,926	187,101
Non-utility property - at cost (less accumulated depreciation)	1,670	1,852
Other	4	4
TOTAL	210,600	188,957

UTILITY PLANT
Electric	6,693,633	6,233,711
Property under capital lease	252,972	250,610
Construction work in progress	190,454	415,475
Nuclear fuel under capital lease	82,464	58,492
TOTAL UTILITY PLANT	7,219,523	6,958,288
Less - accumulated depreciation and amortization	2,959,422	2,805,944
UTILITY PLANT - NET	4,260,101	4,152,344

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
SFAS 109 regulatory asset - net	157,789	205,802
Other regulatory assets	539,309	498,542
Deferred fuel costs	67,998	-
Long-term receivables	5,986	8,222
Other	20,062	32,523
TOTAL	791,144	745,089

TOTAL ASSETS	$5,654,842	$5,855,053

See Notes to Financial Statements.

282

ENTERGY LOUISIANA, LLC
BALANCE SHEETS
LIABILITIES AND MEMBERS' EQUITY

	December 31,
	2006	2005
	(In Thousands)

CURRENT LIABILITIES
Notes payable	$-	$40,000
Accounts payable:
Associated companies	160,555	121,382
Other	203,076	398,507
Customer deposits	72,579	66,705
Taxes accrued	6,237	88,548
Accumulated deferred income taxes	32,026	-
Interest accrued	30,489	28,442
Obligations under capital leases	39,067	22,753
Pension and other postretirement liabilities	8,276	-
Other	30,425	8,721
TOTAL	582,730	775,058

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,827,900	2,055,083
Accumulated deferred investment tax credits	89,242	92,439
Obligations under capital leases	43,397	35,740
Other regulatory liabilities	50,210	58,129
Decommissioning	238,536	221,291
Accumulated provisions	23,798	21,738
Pension and other postretirement liabilities	146,646	126,447
Long-term debt	1,147,647	1,172,400
Other	86,428	91,556
TOTAL	3,653,804	3,874,823

Commitments and Contingencies

MEMBERS' EQUITY
Preferred membership interests without sinking fund	100,000	100,000
Members' equity	1,344,003	1,105,172
Accumulated other comprehensive loss	(25,695)	-
TOTAL	1,418,308	1,205,172

TOTAL LIABILITIES AND MEMBERS' EQUITY	$5,654,842	$5,855,053

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC
STATEMENTS OF MEMBERS' EQUITY AND COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2006		2005		2004
	(In Thousands)

RETAINED EARNINGS
Members' Equity, January 1	$1,105,172		$1,032,703		$1,021,716

Add:
Net income	137,618	$137,618	128,082	$128,082	127,495	$127,495
Additional equity from parent	108,327		-		-
Total	245,945		128,082		127,495

Deduct:
Dividends/distribution declared:
Common equity	-		51,600		116,500
Preferred membership interests	6,950	6,950	-	-	-	-
Other	164		4,013		8
Total	7,114		55,613		116,508

Members' Equity, December 31	$1,344,003		$1,105,172		$1,032,703

ACCUMULATED OTHER COMPREHENSIVE
INCOME (Net of Taxes):
Balance at beginning of period:
Accumulated other comprehensive income	$ -		$ -		$ -

Pension and other postretirement liabilities (net of tax benefit of $30,137)	(25,695)		-		-

Balance at end of period:
Pension and other postretirement liabilities	($25,695)		$ -		$ -
Comprehensive Income		$130,668		$128,082		$127,495

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC
SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON

	2006	2005	2004	2003	2002
	(In Thousands)

Operating revenues	$2,451,258	$2,650,181	$2,226,986	$2,165,570	$1,815,352
Net Income	$137,618	$128,082	$127,495	$146,154	$144,709
Total assets	$5,654,842	$5,855,053	$4,845,597	$4,641,142	$4,720,307
Long-term obligations (1)	$1,191,044	$1,208,140	$939,598	$917,247	$919,319

(1) Includes long-term debt (excluding currently maturing debt) and noncurrent capital lease obligations.

	2006	2005	2004	2003	2002
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$797	$828	$770	$739	$638
Commercial	533	539	501	473	403
Industrial	809	834	779	723	637
Governmental	40	41	38	41	36
Total retail	2,179	2,242	2,088	1,976	1,714
Sales for resale:
Associated companies	215	339	96	102	8
Non-associated companies	12	14	13	12	11
Other	45	55	30	76	82
Total	$2,451	$2,650	$2,227	$2,166	$1,815
Billed Electric Energy Sales (GWh):
Residential	8,558	8,559	8,842	8,795	8,780
Commercial	5,714	5,554	5,762	5,622	5,538
Industrial	12,770	12,348	13,140	12,870	14,738
Governmental	441	428	439	491	510
Total retail (2)	27,483	26,889	28,183	27,778	29,566
Sales for resale:
Associated companies	2,369	2,451	1,129	1,344	146
Non-associated companies	101	109	122	132	139
Total	29,953	29,449	29,434	29,254	29,851

(2) 2006 billed electric energy sales includes 96 GWh of billings related to 2005 deliveries that were billed in 2006 because of billing delays following Hurricane Katrina, which results in an increase of 402 GWh in 2006, or 1.5%.

ENTERGY MISSISSIPPI, INC.

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Hurricane Katrina and Storm Costs Recovery Filing

In August 2005, Hurricane Katrina hit Entergy Mississippi's service territory causing power outages and significant infrastructure damage to Entergy Mississippi's distribution and transmission systems. Total restoration costs through December 31, 2006 for the repair and/or replacement of Entergy Mississippi's electric facilities damaged by Hurricane Katrina, and business continuity costs, and a small amount of damage caused by Hurricane Rita, are $106 million, including $44 million in construction expenditures and $62 million recorded originally as regulatory assets. Entergy Mississippi recorded regulatory assets in accordance with its accounting policies because management believes that recovery of these prudently incurred costs through some form of regulatory mechanism is probable based on historic treatment of such costs in its service territories and communications with local regulators. These costs do not include other potential incremental losses, such as the inability to recover fixed costs scheduled for recovery through base rates, which base rate revenue was not recovered due to a loss of anticipated sales. Entergy Mississippi expects its additional storm restoration spending will be approximately $2 million.

Entergy is pursuing a broad range of initiatives to recover storm restoration and business continuity costs and incremental losses. Initiatives include obtaining reimbursement of certain costs covered by insurance, obtaining assistance through federal legislation for damage caused by Hurricanes Katrina and Rita, and, as noted above, pursuing recovery through existing or new rate mechanisms regulated by the FERC and local regulatory bodies, in combination with securitization.

See Note 8 to the financial statements for a discussion of Entergy's non-nuclear property insurance program. Entergy is currently evaluating the amount of the covered losses for Entergy and each of the affected Utility operating companies, working with insurance adjusters, and preparing proofs of loss for Hurricanes Katrina and Rita. There is an aggregation limit of $1 billion for all parties insured by OIL, Entergy's primary insurer, for any one occurrence, and Entergy has been notified by OIL that it expects claims for both Hurricanes Katrina and Rita to materially exceed this limit. Entergy Mississippi currently estimates that its remaining net insurance recoveries for the losses caused by the hurricanes, including the effect of the OIL aggregation limit being exceeded, will be approximately $4 million.

In December 2005, the U.S. Congress passed the Katrina Relief Bill, a hurricane aid package that includes $11.5 billion in Community Development Block Grants (for the states affected by Hurricanes Katrina, Rita, and Wilma) that allows state and local leaders to fund individual recovery priorities. The bill includes language that permits funding to be provided for infrastructure restoration.

In June 2006, the MPSC issued an order certifying Entergy Mississippi's Hurricane Katrina restoration costs incurred through March 31, 2006 of $89 million, net of estimated insurance proceeds. Two days later, Entergy Mississippi filed a request with the Mississippi Development Authority for $89 million of CDBG funding for reimbursement of its Hurricane Katrina infrastructure restoration costs. Entergy Mississippi also filed a Petition for Financing Order with the MPSC for authorization of state bond financing of $169 million for Hurricane Katrina restoration costs and future storm costs. The $169 million amount included the $89 million of Hurricane Katrina restoration costs plus $80 million to build Entergy Mississippi's storm damage reserve for the future. Entergy Mississippi's filing stated that the amount actually financed through the state bonds would be net of any CDBG funds that Entergy Mississippi received.

In October 2006, the Mississippi Development Authority approved for payment and Entergy Mississippi received $81 million in CDBG funding for Hurricane Katrina costs. The MPSC then issued a financing order authorizing the issuance of $48 million of state bonds, with $8 million for the remainder of Entergy Mississippi's certified Hurricane Katrina restoration costs and $40 million for the increase in Entergy Mississippi's storm damage reserve. $30 million of the storm reserve will be set aside in a restricted account. Entergy Mississippi forwarded the financing order to the state bond commission, as per the March 2006 law, and expects to receive the proceeds from the state bond issuance in the second quarter of 2007.

Results of Operations

Net Income

2006 Compared to 2005

Net income decreased $9.8 million primarily due to higher other operation and maintenance expenses, higher interest and other charges, and higher taxes other than income taxes, partially offset by higher net revenue.

2005 Compared to 2004

Net income decreased $11.4 million primarily due to lower net revenue, higher taxes other than income taxes, and higher depreciation and amortization expenses.

Net Revenue

2006 Compared to 2005

Net revenue, which is Entergy Mississippi's measure of gross margin, consists of operating revenues net of: 1) fuel, fuel-related, expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits). Following is an analysis of the change in net revenue comparing 2006 to 2005.

Amount
(In Millions)

2005 net revenue	$439.5
Attala costs	25.6
Fuel Recovery	3.6
Reserve Equalization	(6.4)
Other	3.8
2006 net revenue	$466.1

The Attala costs variance is primarily due to the recovery of Attala power plant costs through the power management rider. The net income effect of this cost deferral is partially offset by Attala costs in other operation and maintenance expenses, depreciation expense, and taxes other than income taxes. The recovery of Attala costs is discussed further in "Liquidity and Capital Resources - Uses of Capital" below.

The fuel recovery variance is primarily due to increased fuel recovery from retail customers resulting from quarterly changes to the energy cost recovery rider.

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

Gross operating revenues, fuel and purchased power expenses, and other regulatory charges (credits)

Gross operating revenue increased primarily due to an increase of $160.5 million in fuel cost recovery revenues due to higher fuel rates and increased usage.

Fuel and purchased power expenses increased primarily due to increased recovery of fuel and purchased power costs due to an increase in fuel rates. In addition, gas costs increased as a result of the purchase of Attala. The increase was partially offset by decreases in the average market prices of natural gas and purchased power.

Other regulatory credits increased primarily due to over-recoveries in 2005 as a result of gains recorded on gas hedging contracts and the refunding of those over-recoveries through the power management recovery rider in 2006. The increase is also due to the under-recovery of Attala costs, discussed above. There is no material effect on net income due to quarterly adjustments to the power management recovery rider.

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

The reserve equalization variance is primarily due to a revision of reserve equalization payments among Entergy companies due to a FERC ruling regarding the inclusion of interruptible loads in reserve equalization calculations, and Entergy Louisiana's purchase of the Perryville plant, which also affected the reserve calculation.

The price applied to unbilled sales variance is due to lower cost per kWh that occurs when sales increase and a decrease in Grand Gulf rates applied to unbilled sales in 2005. See "Critical Accounting Estimates" below and Note 1 to the financial statements for further discussion of the accounting for unbilled revenues.

The volume/weather variance is primarily due to the effect of more favorable weather on billed sales in 2005 compared to 2004. Billed usage increased a total of 363 GWh in the service territory.

The other variance includes several individually insignificant items.

Gross operating revenues, fuel and purchased power expenses, and other regulatory charges (credits)

Gross operating revenues increased primarily due to an increase of $48.6 million in fuel cost recovery revenues due to higher fuel rates and an increase of $30.5 million in gross wholesale revenue as a result of increased volume due to higher net generation and purchases in excess of net area retail demand resulting in more energy available for resale sales coupled with an increase in the average price of energy available for resale.

Fuel and purchased power expenses increased primarily due to increases in the market prices of natural gas and purchased power. The increase was partially offset by the under-recovery of fuel and purchased power costs as a result of higher fuel costs. Refer to Note 2 to the financial statements for discussion of the energy cost recovery rider.

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

2006 Compared to 2005

Other operation and maintenance expense increased primarily due to:

  an increase of $12.9 million in costs associated with the purchase of the Attala plant which was in January 2006;
  an increase of $4.5 million in payroll and benefit costs;
  an increase of $4.5 million in customer service costs, including an increase in customer write-offs; and
  an increase of $4.0 million due to the reclassification of storm charges from a regulatory asset in accordance with a Joint Stipulation with the MPSC.

Taxes other than income taxes increased primarily due to higher assessed values for ad valorem tax purposes as a result of the Attala plant purchase and higher franchise taxes in 2006 due to higher revenue.

Other income increased primarily as a result of higher interest earned on money pool investments.

Interest charges increased primarily due to additional long-term debt issued to finance the Attala power plant purchase.

2005 Compared to 2004

Taxes other than income taxes increased primarily due to higher assessed values for ad valorem tax purposes and higher franchise taxes in 2005.

Depreciation and amortization expenses increased primarily due to an increase in plant in service.

Income Taxes

The effective income tax rates for 2006, 2005, and 2004 were 35.3%, 35.3%, and 33.5%, respectively. See Note 3 to the financial statements for a reconciliation of the federal statutory rate of 35.0% to the effective income tax rate. Tax reserves not expected to reverse within the next year are reflected as non-current taxes accrued on the balance sheet.

Liquidity and Capital Resources

Cash Flow

Cash flows for the years ended December 31, 2006, 2005, and 2004 were as follows:

	2006	2005	2004
	(In Thousands)

Cash and cash equivalents at beginning of period	$4,523	$80,396	$63,838

Cash flow provided by (used in):
Operating activities	410,721	4,935	257,687
Investing activities	(349,100)	(138,510)	(151,013)
Financing activities	7,273	57,702	(90,116)
Net increase (decrease) in cash and cash equivalents	68,894	(75,873)	16,558

Cash and cash equivalents at end of period	$73,417	$4,523	$80,396

Operating Activities

Cash flow from operations increased by $405.8 million in 2006 primarily due to:

  increased recovery of deferred fuel and purchased power costs;
  the receipt of $81 million of CDBG funds in October 2006, of which $53 million was applied against regulatory assets ($28 million related to capital expenditures is classified as investing cash flows); and
  net income tax refunds of $49 million in 2006.

In the first quarter of 2006, Entergy Corporation received an income tax refund as a result of net operating loss carryback provisions contained in the Gulf Opportunity Zone Act of 2005. In accordance with Entergy's intercompany tax allocation agreement, in April 2006 Entergy Corporation distributed $66 million of the refund to Entergy Mississippi.

Cash flow from operations decreased by $252.8 million in 2005 primarily due to a decrease in recovery of deferred fuel and purchased power costs and also due to storm restoration spending caused by Hurricane Katrina.

Investing Activities

Net cash used in investing activities increased $210.6 million in 2006 primarily due to funds held in trust for the redemption, prior to maturity, of Entergy Mississippi's $100 million 4.35% Series First Mortgage Bonds in January 2007. The increase is also due to the purchase of the 480 MW Attala power plant for $88 million in January 2006 and money pool activity.

Net cash used in investing activities decreased $12.5 million in 2005 primarily due to money pool activity, partially offset by the maturity in 2004 of $7.5 million of other temporary investments that had been made in 2003, which provided cash in 2004.

Financing Activities

Net cash provided by financing activities decreased $50.4 million in 2006 primarily due to money pool activity, partially offset by the issuance of $100 million of First Mortgage Bonds during 2006 and a decrease of $16.9 million in common stock dividends paid.

Financing activities provided $57.7 million of cash in 2005 compared to using $90.1 million in 2004 primarily due to money pool activity, the net retirement of $39.9 million in long-term debt in 2004, and a decrease of $24.9 million in common stock dividends paid.

See Note 5 to the financial statements for details on long-term debt.

Capital Structure

Entergy Mississippi's capitalization is balanced between equity and debt, as shown in the following table. The increase in the debt to capital percentage as of December 31, 2006 is primarily due to the issuance of $100 million of First Mortgage Bonds in January 2006.

	December 31, 2006	December 31, 2005

Net debt to net capital	51.9%	52.6%
Effect of subtracting cash from debt	2.4%	0.1%
Debt to capital	54.3%	52.7%

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
  dividend and interest payments.

Following are the amounts of Entergy Mississippi's planned construction and other capital investments, and existing debt obligations and lease obligations (includes estimated interest payments):

	2007	2008-2009	2010-2011	After 2011	Total
	(In Millions)
Planned construction and
capital investment (1)	$171	$314	N/A	N/A	$485
Long-term debt	$44	$183	$159	$1,082	$1,468
Operating leases	$9	$13	$10	$13	$45
Purchase obligations (2)	$186	$349	$344	$1,764	$2,643

(1)

Includes approximately $132 to $134 million annually for maintenance capital, which is planned spending on routine capital projects that are necessary to support reliability of service, equipment or systems, and to support normal customer growth.

(2)

Purchase obligations represent the minimum purchase obligation or cancellation charge for contractual obligations to purchase goods or services. For Entergy Mississippi, almost all of the total consists of unconditional fuel and purchased power obligations, including its obligations under the Unit Power Sales Agreement, which is discussed in Note 8 to the financial statements.

In addition to the planned spending in the table above, Entergy Mississippi expects to contribute $0.8 million to its pension plans and $5.4 million to other postretirement plans in 2007.

The planned capital investment estimate for Entergy Mississippi reflects capital required to support existing business, customer growth, and the anticipated acquisition of additional generation supply resources. The estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints, environmental compliance, market volatility, economic trends, and the ability to access capital. Management provides more information on long-term debt and preferred stock maturities in Notes 5 and 6 to the financial statements.

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

As a wholly-owned subsidiary, Entergy Mississippi dividends its earnings to Entergy Corporation at a percentage determined monthly. Entergy Mississippi's long-term debt indentures restrict the amount of retained earnings available for the payment of cash dividends or other distributions on its common and preferred stock. As of December 31, 2006, Entergy Mississippi had restricted retained earnings unavailable for distribution to Entergy Corporation of $121.6 million.

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

All debt and common and preferred stock issuances by Entergy Mississippi require prior regulatory approval. Preferred stock and debt issuances are also subject to issuance tests set forth in its corporate charter, bond indenture, and other agreements. Entergy Mississippi has sufficient capacity under these tests to meet its foreseeable capital needs.

In January 2006, Entergy Mississippi issued $100 million of 5.92% Series First Mortgage Bonds due February 2016.  Entergy Mississippi used the proceeds to purchase the Attala power plant, discussed above, and to repay short-term indebtedness.

In January 2007, Entergy Mississippi redeemed, prior to maturity, $100 million of 4.35% Series First Mortgage Bonds.

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

Under a savings provision in PUHCA 2005 which repealed PUHCA 1935, Entergy Mississippi can rely, after the repeal, on the long-term securities issuance authority in its SEC PUHCA 1935 order unless superseded by FERC authorization. Under its SEC order, Entergy Mississippi cannot incur additional indebtedness or issue other securities unless (a) it and Entergy Corporation maintain a common equity ratio of at least 30% and (b) with the exception of money pool borrowings, the security to be issued (if rated) and all outstanding securities of Entergy Mississippi, as well as all outstanding securities of Entergy Corporation, that are rated, are rated investment grade. See Note 4 to the financial statements for further discussion of Entergy Mississippi's short-term borrowing limits.

Entergy Mississippi's receivables from or (payables to) the money pool were as follows as of December 31 for each of the following years:

2006	2005	2004	2003
(In Thousands)

$39,573	($84,066)	$21,584	$22,076

See Note 4 to the financial statements for a description of the money pool.

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

In March 2006, Entergy Mississippi made its annual scheduled formula rate plan filing with the MPSC.  The filing was amended by an April 2006 filing.  The amended filing showed that an increase of $3.1 million in electric revenues was warranted.  The MPSC has approved a settlement providing for a $1.8 million rate increase, which was implemented in August 2006.

Entergy Mississippi's fuel costs recovered from customers are subject to regulatory scrutiny. Entergy Mississippi's retail rate matters and proceedings, including fuel cost recovery-related issues are discussed more thoroughly in Note 2 to the financial statements.

Federal Regulation

System Agreement Proceedings

See "System Agreement Proceedings" in the "Significant Factors and Known Trends" section of Entergy Corporation and Subsidiaries Management's Discussion and Analysis for discussion of the proceeding at the FERC involving the System Agreement and of other related proceedings.

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

Critical Accounting Estimates

The preparation of Entergy Mississippi's financial statements in conformity with generally accepted accounting principles requires management to apply appropriate accounting policies and to make estimates and judgments that can have a significant effect on reported financial position, results of operations, and cash flows. Management has identified the following accounting policies and estimates as critical because they are based on assumptions and measurements that involve a high degree of uncertainty, and there is the potential for future changes in the assumptions and measurements that could produce estimates that would have a material impact on the presentation of Entergy Mississippi's financial position or results of operations.

Unbilled Revenue

As discussed in Note 1 to the financial statements, Entergy Mississippi records an estimate of the revenues earned for energy delivered since the latest customer billing. Each month the estimated unbilled revenue amounts are recorded as revenue and a receivable, and the prior month's estimate is reversed. The difference between the estimate of the unbilled receivable at the beginning of the period and the end of the period is the amount of unbilled revenue recognized during the period. The estimate recorded is primarily based upon an estimate of customer usage during the unbilled period and the billed price to customers in that month. Therefore, revenue recognized may be affected by the estimated price and usage at the beginning and end of each period, in addition to changes in certain components of the calculation.

Qualified Pension and Other Postretirement Benefits

Entergy sponsors qualified defined benefit pension plans which cover substantially all employees. Additionally, Entergy currently provides postretirement health care and life insurance benefits for substantially all employees who reach retirement age while still working for Entergy. Entergy's reported costs of providing these benefits, as described in Note 11 to the financial statements, are impacted by numerous factors including the provisions of the plans, changing employee demographics, and various actuarial calculations, assumptions, and accounting mechanisms. See the "Critical Accounting Estimates" section of Entergy Corporation and Subsidiaries Management's Discussion and Analysis for further discussion. Because of the complexity of these calculations, the long-term nature of these obligations, and the importance of the assumptions utilized, Entergy's estimate of these costs is a critical accounting estimate.

Cost Sensitivity

The following chart reflects the sensitivity of qualified pension cost to changes in certain actuarial assumptions (dollars in thousands):

Actuarial Assumption	Change in Assumption	Impact on 2006 Qualified Pension Cost	Impact on Projected Qualified Benefit Obligation
	Increase/(Decrease)

Discount rate	(0.25%)	$636	$6,856
Rate of return on plan assets	(0.25%)	$433	-
Rate of increase in compensation	0.25%	$300	$1,549

The following chart reflects the sensitivity of postretirement benefit cost to changes in certain actuarial assumptions (dollars in thousands):

Actuarial Assumption	Change in Assumption	Impact on 2006 Postretirement Benefit Cost	Impact on Accumulated Postretirement Benefit Obligation
	Increase/(Decrease)

Health care cost trend	0.25%	$242	$1,509
Discount rate	(0.25%)	$145	$1,902

Each fluctuation above assumes that the other components of the calculation are held constant.

Costs and Funding

Total qualified pension cost for Entergy Mississippi in 2006 was $6 million. Entergy anticipates 2007 qualified pension cost to be $5.9 million. Entergy Mississippi contributed $16.4 million to its qualified pension plans in 2006, including the 2005 contribution of $2.2 million that was delayed until 2006 as a result of the Katrina Emergency Tax Relief Act. Entergy Mississippi's contributions to the pension trusts are projected to be $0.8 million in 2007.

Entergy Mississippi's qualified pension accumulated benefit obligation at December 31, 2005 exceeded plan assets. As a result, Entergy Mississippi was required to recognize an additional minimum liability as prescribed by SFAS 87. At December 31, 2005, Entergy Mississippi's additional minimum liability for its qualified pension plans was $42.9 million. Entergy Mississippi's intangible asset for the unrecognized prior service cost was $2.4 million and its regulatory asset was $40.5 million at December 31, 2005. Net income for 2005 and 2004 was not affected. In accordance with SFAS 158, the additional minimum pension liability has been replaced with the recording of the funded status of the defined benefit and other postretirement benefit plans.

Total postretirement health care and life insurance benefit costs for Entergy Mississippi in 2006 were $5 million, including $2 million in savings due to the estimated effect of future Medicare Part D subsidies. Entergy Mississippi expects 2007 postretirement health care and life insurance benefit costs to approximate $5.4 million, including $1.8 million in savings due to the estimated effect of future Medicare Part D subsidies.

New Accounting Pronouncements

See "New Accounting Pronouncements" section of Entergy Corporation and Subsidiaries Management's Discussion and Analysis for a discussion of new accounting pronouncements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Entergy Mississippi, Inc.:

We have audited the accompanying balance sheets of Entergy Mississippi, Inc. (the "Company") as of December 31, 2006 and 2005, and the related statements of income, retained earnings, and cash flows (pages 297 through 302 and applicable items in pages 55 through 164) for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Entergy Mississippi, Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 11 to the respective financial statements, in 2006 the Company adopted the provisions of Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2007 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 26, 2007

ENTERGY MISSISSIPPI, INC.
INCOME STATEMENTS

	For the Years Ended December 31,
	2006	2005	2004
	(In Thousands)

OPERATING REVENUES
Domestic electric	$1,450,008	$1,306,543	$1,213,629

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	586,625	136,870	335,271
Purchased power	463,015	688,800	436,013
Other operation and maintenance	206,031	176,202	178,007
Taxes other than income taxes	63,126	58,540	53,443
Depreciation and amortization	75,561	72,028	65,452
Other regulatory charges (credits) - net	(65,714)	41,414	(1,171)
TOTAL	1,328,644	1,173,854	1,067,015

OPERATING INCOME	121,364	132,689	146,614

OTHER INCOME
Allowance for equity funds used during construction	3,942	3,490	4,402
Interest and dividend income	6,435	2,560	2,550
Miscellaneous - net	(2,348)	(1,613)	(1,508)
TOTAL	8,029	4,437	5,444

INTEREST AND OTHER CHARGES
Interest on long-term debt	45,555	39,406	41,681
Other interest - net	5,661	4,301	2,956
Allowance for borrowed funds used during construction	(2,675)	(2,636)	(3,116)
TOTAL	48,541	41,071	41,521

INCOME BEFORE INCOME TAXES	80,852	96,055	110,537

Income taxes	28,567	33,952	37,040

NET INCOME	52,285	62,103	73,497

Preferred dividend requirements and other	2,828	3,316	3,369

EARNINGS APPLICABLE TO
COMMON STOCK	$49,457	$58,787	$70,128

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY MISSISSIPPI, INC.
STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2006	2005	2004
	(In Thousands)

OPERATING ACTIVITIES
Net income	$52,285	$62,103	$73,497
Adjustments to reconcile net income to net cash flow provided by operating activities:
Other regulatory charges (credits) - net	(65,714)	41,414	(1,171)
Depreciation and amortization	75,561	72,028	65,452
Deferred income taxes, investment tax credits, and non-current taxes accrued	63,964	95,612	33,005
Changes in working capital:
Receivables	41,108	(33,549)	(15,386)
Fuel inventory	(4,558)	1,050	940
Accounts payable	(32,643)	37,204	432
Taxes accrued	12,566	(6,985)	1,065
Interest accrued	(588)	1,164	(1,285)
Deferred fuel costs	209,192	(136,749)	111,871
Other working capital accounts	18,241	4,487	2,684
Provision for estimated losses and reserves	600	(3,283)	2,789
Changes in other regulatory assets	7,581	(63,618)	9,401
Other	33,126	(65,943)	(25,607)
Net cash flow provided by operating activities	410,721	4,935	257,687

INVESTING ACTIVITIES
Construction expenditures	(152,193)	(163,584)	(163,413)
Payment for purchase of plant	(88,199)	-	-
Receipt of CDBG funds - capital portion	28,424	-	-
Allowance for equity funds used during construction	3,942	3,490	4,402
Change in money pool receivable - net	(39,573)	21,584	492
Changes in other temporary investments - net	(101,501)	-	7,506
Net cash flow used in investing activities	(349,100)	(138,510)	(151,013)

FINANCING ACTIVITIES
Proceeds from the issuance of:
Long-term debt	99,167	-	178,510
Preferred stock	-	29,151	-
Retirement of long-term debt	-	-	(218,457)
Redemption of preferred stock	-	(30,269)	-
Change in money pool payable - net	(84,066)	84,066	-
Dividends paid:
Common stock	(5,000)	(21,900)	(46,800)
Preferred stock	(2,828)	(3,346)	(3,369)
Net cash flow provided by (used in) financing activities	7,273	57,702	(90,116)

Net increase (decrease) in cash and cash equivalents	68,894	(75,873)	16,558

Cash and cash equivalents at beginning of period	4,523	80,396	63,838

Cash and cash equivalents at end of period	$73,417	$4,523	$80,396

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period for:
Interest - net of amount capitalized	$49,693	$40,445	$43,824
Income taxes	($49,158)	$4,446	$11,995

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
BALANCE SHEETS
ASSETS

	December 31,
	2006	2005
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$2,128	$4,523
Temporary cash investment - at cost,
which approximates market	71,289	-
Total cash and cash equivalents	73,417	4,523
Accounts receivable:
Customer	61,216	102,202
Allowance for doubtful accounts	(616)	(1,826)
Associated companies	45,040	5,415
Other	9,032	9,254
Accrued unbilled revenues	32,550	33,712
Total accounts receivable	147,222	148,757
Deferred fuel costs	-	113,956
Fuel inventory - at average cost	7,645	3,087
Materials and supplies - at average cost	28,607	21,521
Other special deposits	100,000	-
Prepayments and other	7,398	62,759
TOTAL	364,289	354,603

OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity	5,531	5,531
Non-utility property - at cost (less accumulated depreciation)	6,061	6,199
TOTAL	11,592	11,730

UTILITY PLANT
Electric	2,692,971	2,473,035
Property under capital lease	17	50
Construction work in progress	79,950	119,354
TOTAL UTILITY PLANT	2,772,938	2,592,439
Less - accumulated depreciation and amortization	945,548	886,687
UTILITY PLANT - NET	1,827,390	1,705,752

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
SFAS 109 regulatory asset - net	26,378	17,073
Other regulatory assets	186,986	186,197
Long-term receivable	2,288	3,270
Other	21,968	32,418
TOTAL	237,620	238,958

TOTAL ASSETS	$2,440,891	$2,311,043

See Notes to Financial Statements.

300

ENTERGY MISSISSIPPI, INC.
BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY

	December 31,
	2006	2005
	(In Thousands)

CURRENT LIABILITIES
Accounts payable:
Associated companies	$59,696	$158,579
Other	38,097	83,306
Customer deposits	51,568	44,025
Taxes accrued	45,687	33,121
Accumulated deferred income taxes	3,963	13,233
Interest accrued	13,063	13,651
Deferred fuel costs	95,236	-
Obligations under capital leases	2	40
Other	17,622	2,739
TOTAL	324,934	348,694

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	516,558	491,857
Accumulated deferred investment tax credits	11,047	12,358
Obligations under capital leases	-	11
Other regulatory liabilities	-	34,368
Asset retirement cost liabilities	4,254	4,016
Accumulated provisions	10,036	9,436
Pension and other postretirement liabilities	64,604	39,550
Long-term debt	795,187	695,146
Other	46,253	52,038
TOTAL	1,447,939	1,338,780

Commitments and Contingencies

SHAREHOLDERS' EQUITY
Preferred stock without sinking fund	50,381	50,381
Common stock, no par value, authorized 15,000,000
shares; issued and outstanding 8,666,357 shares in 2006 and 2005	199,326	199,326
Capital stock expense and other	(690)	(682)
Retained earnings	419,001	374,544
TOTAL	668,018	623,569

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,440,891	$2,311,043

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
STATEMENTS OF RETAINED EARNINGS

	For the Years Ended December 31,
	2006	2005	2004
	(In Thousands)

Retained Earnings, January 1	$374,544	$338,164	$314,836

Add:
Net income	52,285	62,103	73,497

Deduct:
Preferred dividend requirements and other	2,828	3,316	3,369
Dividends declared on common stock	5,000	21,900	46,800
Capital stock and other expenses	-	507	-
Total	7,828	25,723	50,169

Retained Earnings, December 31	$419,001	$374,544	$338,164

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON

	2006	2005	2004	2003	2002
	(In Thousands)

Operating revenues	$1,450,008	$1,306,543	$1,213,629	$1,035,360	$991,095
Net Income	$52,285	$62,103	$73,497	$67,058	$52,408
Total assets	$2,440,891	$2,311,043	$2,036,186	$1,952,352	$1,832,372
Long-term obligations (1)	$795,187	$695,157	$695,125	$655,051	$510,240

(1) Includes long-term debt (excluding currently maturing debt) and noncurrent capital lease obligations.

	2006	2005	2004	2003	2002
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$568	$503	$467	$410	$375
Commercial	484	421	397	342	310
Industrial	236	209	204	174	165
Governmental	45	41	38	32	29
Total retail	1,333	1,174	1,106	958	879
Sales for resale:
Associated companies	43	62	39	21	63
Non-associated companies	37	37	30	21	15
Other	37	34	39	35	34
Total	$1,450	$1,307	$1,214	$1,035	$991
Billed Electric Energy Sales (GWh):
Residential	5,387	5,333	5,085	5,092	5,092
Commercial	4,746	4,630	4,518	4,476	4,445
Industrial	2,927	2,967	2,977	2,939	2,910
Governmental	417	411	398	384	382
Total retail	13,477	13,341	12,978	12,891	12,829
Sales for resale:
Associated companies	469	516	305	112	1,123
Non-associated companies	431	420	393	331	197
Total	14,377	14,277	13,676	13,334	14,149

ENTERGY NEW ORLEANS, INC. (Debtor-in-possession)

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Hurricane Katrina

9; In August 2005, Hurricane Katrina caused catastrophic damage to Entergy New Orleans' service territory, including the effect of extensive flooding that resulted from levee breaks in and around the New Orleans area. The storms and flooding resulted in power outages; significant damage to electric distribution, transmission, and generation and gas infrastructure; and the loss of sales and customers due to mandatory evacuations and the destruction of homes and businesses. Total restoration costs through December 31, 2006 for the repair and/or replacement of Entergy New Orleans' electric and gas facilities damaged by Hurricane Katrina and business continuity costs are $188 million, including $8 million in AFUDC. These costs include $94 million in construction expenditures and $94 million recorded originally as regulatory assets. Entergy New Orleans recorded regulatory assets in accordance with its accounting policies because management believes that recovery of these prudently incurred costs through some form of regulatory mechanism is probable, based on historic treatment of such costs in its service territories and communications with local regulators. Entergy New Orleans has also incurred $22 million in uncollectible receivables as a result of the storm. These costs do not include other potential incremental losses, such as the inability to recover fixed costs scheduled for recovery through base rates, which base rate revenue was not recovered due to a loss of anticipated sales. Entergy New Orleans estimates that lost net revenue due to Hurricane Katrina will total approximately $194 million through 2007. In the first quarter 2006, Entergy New Orleans reduced its accrued accounts payable for storm restoration costs by $97.4 million, with corresponding reductions of $88.7 million in construction work in progress and $8.7 million in regulatory assets, based on a reassessment of the nature and timing of expected restoration and rebuilding costs and the obligations associated with restoring service. Although Entergy New Orleans reduced its accrual for restoration spending by these amounts, it continues to expect to incur the related costs over time and Entergy New Orleans still expects its storm restoration and business continuity costs to total approximately $275 million, including $80 million related to the gas rebuild project discussed below.

The estimated storm restoration costs do not include the longer-term accelerated rebuilding of the gas system in New Orleans that Entergy New Orleans expects will be necessary due to the massive salt water intrusion into the system caused by the flooding in New Orleans. The salt water intrusion is expected to shorten the life of the gas system, making it necessary to rebuild that system over time, earlier than otherwise would be expected. Entergy New Orleans currently expects the long-term cost to rebuild the gas system to be $385 million, with the project extending many years into the future.

Entergy is pursuing a broad range of initiatives to recover storm restoration and business continuity costs. Initiatives include obtaining reimbursement of certain costs covered by insurance, obtaining assistance through federal legislation for damage caused by Hurricanes Katrina and Rita, and, as noted above, pursuing recovery through existing or new rate mechanisms regulated by the FERC and local regulatory bodies.

See Note 8 to the financial statements for a discussion of Entergy's non-nuclear property insurance program. Entergy is currently evaluating the amount of the covered losses for each of the affected Utility operating companies, working with insurance adjusters, and preparing proofs of loss for Hurricanes Katrina and Rita. There is an aggregation limit of $1 billion for all parties insured by OIL, Entergy's primary insurer, for any one occurrence, and Entergy has been notified by OIL that it expects claims for both Hurricanes Katrina and Rita to materially exceed this limit. Entergy New Orleans has received $10.2 million through December 31, 2006 on its insurance claims. Entergy New Orleans currently estimates that its remaining net insurance recoveries for the losses caused by Hurricane Katrina, including the effect of the OIL aggregation limit being exceeded, will be approximately $228 million. Entergy New Orleans currently expects to receive payment for the majority of its estimated insurance recovery related to Hurricane Katrina through 2009.

In December 2005, the U.S. Congress passed the Katrina Relief Bill, a hurricane aid package that includes $11.5 billion in Community Development Block Grants (for the states affected by Hurricanes Katrina, Rita, and Wilma) that allows state and local leaders to fund individual recovery priorities. The bill includes language that permits funding to be provided for infrastructure restoration. In March 2006, Entergy New Orleans provided a justification statement to state and local officials in connection with its pursuit of CDBG funds to mitigate costs that otherwise would be borne by ratepayers. The statement included all the estimated costs of Hurricane Katrina damage, as well as a lost customer base component intended to help offset the need for storm-related rate increases. The statement included justification for a request for $718 million in CDBG funding. In September 2006, Entergy New Orleans presented a revised CDBG request to the Louisiana Recovery Authority's Infrastructure Committee. The updated request of $592 million takes into account the sale of output of Entergy New Orleans' share of Grand Gulf nuclear power into the wholesale market for a period of time longer than originally anticipated, lower operation and maintenance expenses, and the cessation of interest payments on long-term debt for an agreed-upon period of one year. In October 2006, the Louisiana Recovery Authority (LRA) Board endorsed a resolution proposing to allocate $200 million in CDBG funds to Entergy New Orleans to defray gas and electric utility system repair costs in an effort to provide rate relief for Entergy New Orleans customers. The proposal was developed as an action plan amendment and published for public comment. State lawmakers approved the action plan in December 2006, and the U. S. Department of Housing and Urban Development approved it in February 2007. In addition, the City Council must review and certify the amount of Entergy New Orleans' eligible storm costs before an application can be filed with the LRA and CDBG funding can be released to Entergy New Orleans. Entergy New Orleans filed applications seeking City Council certification of $210 million in storm-related costs incurred through December 2006. Entergy New Orleans has supplemented this request to include the estimated future cost of the gas system rebuild. In January 2007, the City Council passed a resolution in which it stated its intent to render a decision in the certification proceeding by March 2007.

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

On February 5, 2007, Entergy New Orleans filed an amended plan of reorganization and a disclosure statement with the bankruptcy court. The bankruptcy court entered an order on February 13, 2007 that approves the adequacy of Entergy New Orleans' disclosure statement. The Unsecured Creditors' Committee also filed a plan of reorganization on February 5, 2007. The Unsecured Creditors' Committee's plan is similar in some respects to Entergy New Orleans' plan, but contains several differences. The significant differences are noted below. A hearing regarding confirmation for both plans of reorganization is scheduled for May 3 and 4, 2007.

Entergy New Orleans' plan of reorganization reflects its continuing effort to work with federal, state, and local authorities to resolve the bankruptcy in a manner that allows Entergy New Orleans' customers to be served by a financially viable entity as required by law. The plan of reorganization provides full compensation to Entergy New Orleans' creditors whose claims are allowed by the bankruptcy court. Conditions precedent proposed in Entergy New Orleans' plan of reorganization before it can become effective include:

  A final confirmation order from the bankruptcy court approving the plan of reorganization;
  Receipt by Entergy New Orleans of insurance proceeds of at least $50 million;
  Receipt by Entergy New Orleans of $200 million in CDBG funding; and
  No material adverse change shall have occurred from and after the confirmation date of the plan of reorganization.

In addition, key factors that will continue to influence the timing and outcome of Entergy New Orleans' recovery efforts include the level of economic recovery of New Orleans and the number of customers that return to New Orleans, including the timing of their return. Entergy New Orleans currently estimates that approximately 95,000 electric customers and 65,000 gas customers have returned and are taking service. Prior to Hurricane Katrina, Entergy New Orleans had approximately 190,000 electric customers and 144,000 gas customers.

The Unsecured Creditors' Committee's plan does not contain the conditions precedent regarding receipt by Entergy New Orleans of insurance proceeds and CDBG funds. Instead, the Unsecured Creditors' Committee's plan proposes exit financing of up to $150 million, with a maturity of up to 5 years, and with an estimated interest rate of 10.5%, increasing by 1% per year. Obtaining this exit financing is a condition precedent to the Unsecured Creditors' Committee's plan.

The bankruptcy judge set a date of April 19, 2006 by which creditors with prepetition claims against Entergy New Orleans, with certain exceptions, had to file their proofs of claim in the bankruptcy case. Approximately 560 claims, including amending claims, have been filed thus far in Entergy New Orleans' bankruptcy proceeding. Entergy New Orleans is currently analyzing the accuracy and validity of the claims filed, and is seeking withdrawal or modification of claims or objecting to claims with which it disagrees. Several of the filed claims have been withdrawn or disallowed by the bankruptcy court. Entergy New Orleans currently estimates that the prepetition claims that will be allowed in the bankruptcy case will approximate the prepetition liabilities currently recorded by Entergy New Orleans.

Entergy New Orleans' plan of reorganization proposes to pay the third-party prepetition accounts payable in full in cash and to issue three-year notes in satisfaction of the affiliate prepetition accounts payable, and proposes that its first mortgage bonds will remain outstanding with their current maturity dates and interest terms. The plan of reorganization proposes that Entergy New Orleans' preferred stock will also remain outstanding on its current dividend terms, with payment of unpaid preferred dividends in arrears. The Unsecured Creditors' Committee's plan is similar, but would pay the affiliate prepetition accounts payable in cash.

Entergy New Orleans' plan of reorganization proposes to pay interest from September 23, 2005 on the third-party and affiliate accounts payable at the Louisiana judicial rate of interest in 2005 (6%) and 2006 (8%), and at the Louisiana judicial rate of interest plus 1% thereafter. The Louisiana judicial rate of interest is 9.5% for 2007. Pursuant to an agreement with the first mortgage bondholders, Entergy New Orleans' plan of reorganization also proposes to pay the first mortgage bondholders an amount equal to the one year of interest from the bankruptcy petition date that the bondholders had waived previously in the bankruptcy proceeding. As approved by the bankruptcy court, Entergy New Orleans has begun paying interest accruing after September 23, 2006 on its first mortgage bonds. In the fourth quarter 2006 Entergy New Orleans accrued for the interest from September 23, 2005 through December 2006 and for the proposed payment to the bondholders in the amount of the one year of waived interest.

Municipalization is one potential outcome of Entergy New Orleans' recovery effort that may be pursued by a stakeholder or stakeholders, even after Entergy New Orleans exits from bankruptcy. In June 2006, the Louisiana Legislature passed a law that establishes a governance structure for a public power authority, if municipalization of Entergy New Orleans' utility business is pursued. Entergy New Orleans' October 2006 settlement approved by the City Council allowing phased-in rate increases through 2008, discussed in "Significant Factors and Known Trends", provides that Entergy New Orleans will work with the City Council to seek an exception to the Stafford Act that will afford Stafford Act protections to Entergy New Orleans if another catastrophic event affects Entergy New Orleans. The Stafford Act provides for restoration funding from the federal government for municipal and cooperative utilities, but does not allow such funding for investor-owned utilities like Entergy New Orleans.

Results of Operations

Net Income

2006 Compared to 2005

Net income increased $4.1 million primarily due to higher net revenue, lower other operation and maintenance expenses, lower taxes other than income taxes, and higher other income, partially offset by higher reorganization items and higher interest and other charges.

2005 Compared to 2004

Net income decreased $26.8 million primarily due to lower net revenue and higher depreciation and amortization expenses, partially offset by lower other operation and maintenance expenses and lower interest charges.

Net Revenue

2006 Compared to 2005

Net revenue, which is Entergy New Orleans' measure of gross margin, consists of operating revenues net of: 1) fuel, fuel-related, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges. Following is an analysis of the change in net revenue comparing 2006 to 2005.
Amount
(In Millions)

2005 net revenue	$179.2
Fuel revenue	48.1
Net wholesale revenue	22.4
Volume/weather	(44.3)
Price applied to unbilled electric sales	(11.3)
Other	(1.9)
2006 net revenue	$192.2

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

The volume/weather variance is due to a decrease in electricity usage in the service territory caused by customer losses following Hurricane Katrina, partially offset increased usage during the unbilled sales period. Billed retail electricity usage decreased a total of 953 GWh, a decline of 20%. Entergy New Orleans currently estimates that approximately 95,000 electric customers and 65,000 gas customers have returned and are taking service. Prior to Hurricane Katrina, Entergy New Orleans had approximately 190,000 electric customers and 144,000 gas customers.

The price applied to unbilled electric sales variance is primarily due to a decrease in the fuel cost component of the price applied to unbilled sales. The decrease in the fuel cost component is due to a decrease in the average cost of generation due to a change in the generation mix from natural gas to solid fuel resources. See "Critical Accounting Estimates" below and Note 1 to the financial statements for further discussion of the accounting for unbilled revenues.

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

Other Income Statement Variances

2006 Compared to 2005

Taxes other than income taxes decreased primarily due to lower franchise taxes in 2006 due to lower revenues and a reduction in ad valorem tax assessments in 2006.

Other operation and maintenance expenses decreased due to limited operations since Hurricane Katrina and storm restoration efforts in 2006.

Reorganization items primarily consist of professional fees associated with the bankruptcy case and, pursuant to an agreement with the first mortgage bondholders, the accrual in the fourth quarter 2006 for the proposed plan of reorganization provision that will pay the first mortgage bondholders an amount ($12.2 million) equal to the one year of interest from the bankruptcy petition date that the bondholders had waived previously in the bankruptcy proceeding.

Other income increased primarily due to:

  a decrease in 2005 in the investment in the customer service system in accordance with a formula rate plan settlement; and
  carrying costs of $1.1 million related to Hurricane Katrina.

Interest and other charges increased primarily due to interest accrued on prepetition accounts payable pursuant to the terms of Entergy New Orleans' proposed reorganization plan (described above) and on the DIP credit facility. On September 23, 2006, when the interest moratorium agreed to by the bondholders expired, Entergy New Orleans also resumed interest accrual on its outstanding first mortgage bonds.

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

Income Taxes

The effective income tax rates for 2006, 2005, and 2004 were 48.6%, 58.9%, and 37.5%, respectively. See Note 3 to the financial statements for a reconciliation of the federal statutory rate of 35% to the effective income tax rate. Tax reserves not expected to reverse within the next year are reflected as non-current taxes accrued on the balance sheet.

Preferred Dividends

No preferred dividends were declared during the third and fourth quarters of 2005 and the first quarter of 2006. Due to its bankruptcy, Entergy New Orleans did not pay the preferred stock dividends due October 1, 2005; January 1, 2006; or April 1, 2006.

Entergy New Orleans has 77,798 shares of $100 par value, 4.75% series preferred stock ("4.75% Preferred") issued and outstanding.  The 4.75% Preferred is non-voting, limited and preferred as to dividends, has a preference in liquidation over the common stock equal to its par value ($100), has redemption rights equal to 105% of its issue price and is not convertible into any other class of stock. The 4.75% Preferred is entitled to a quarterly dividend to be paid on the first day of January, April, July, and October. If dividends with respect to the 4.75% Preferred are not paid for four quarters, the holders of these shares would have the right to elect a majority of the Entergy New Orleans board of directors.  Entergy New Orleans filed a motion in the bankruptcy court seeking authority to recommence paying dividends to the holders of the 4.75% Preferred. After a hearing on the motion on May 3, 2006, the court granted Entergy New Orleans the authority to pay dividends to the holders of the 4.75% Preferred, beginning with the dividend due on July 1, 2006, and thereafter, unless objections are filed by creditors forty-five days in advance of a dividend payment date. If any objections are filed, the matter would be heard by the bankruptcy court. Entergy New Orleans recommenced payments of the dividends on the 4.75% Preferred with the July 1, 2006 dividend, and intends to declare and pay the dividends on the 4.75% Preferred each quarter pending resolution of its plan of reorganization.

Because its plan of reorganization proposes to pay the accumulated, unpaid dividends on all three series of its preferred stock, Entergy New Orleans accrued for those dividends in the fourth quarter 2006, and will continue accruing preferred dividends again on a quarterly basis.

Liquidity and Capital Resources

Debtor-in-Possession Credit Agreement

9; On September 26, 2005, Entergy New Orleans, as borrower, and Entergy Corporation, as lender, entered into the Debtor-in-Possession (DIP) credit agreement, a debtor-in-possession credit facility to provide funding to Entergy New Orleans during its business restoration efforts. On December 9, 2005, the bankruptcy court issued its final order approving the DIP Credit Agreement. The credit facility provides for up to $200 million in loans. The facility enables Entergy New Orleans to request funding from Entergy Corporation, but the decision to lend money is at the sole discretion of Entergy Corporation. As of December 31, 2006, Entergy New Orleans had $52 million of outstanding borrowings under the DIP credit agreement.

Borrowings under the DIP credit agreement are due in full, and the agreement will terminate, at the earliest of (i) August 23, 2007, (ii) the acceleration of the loans and the termination of the DIP credit agreement in accordance with its terms, (iii) the date of the closing of a sale of all or substantially all of Entergy New Orleans' assets pursuant to section 363 of the United States Bankruptcy Code or a confirmed plan of reorganization, or (iv) the effective date of a plan of reorganization in Entergy New Orleans' bankruptcy case.

As security for Entergy Corporation as the lender, the terms of the December 9, 2005 bankruptcy court order provide that all borrowings by Entergy New Orleans under the DIP Credit Agreement are: (i) entitled to superpriority administrative claim status pursuant to section 364(c)(1) of the Bankruptcy Code; (ii) secured by a perfected first priority lien on all property of Entergy New Orleans pursuant to sections 364(c)(2) and 364(d) of the Bankruptcy Code, except on any property of Entergy New Orleans subject to valid, perfected, and non-avoidable liens of the lender on Entergy New Orleans' $15 million credit facility that existed as of the date Entergy New Orleans filed its bankruptcy petition; and (iii) secured by a perfected junior lien pursuant to section 364(c)(3) of the Bankruptcy Code on all property of Entergy New Orleans subject to valid, perfected, and non-avoidable liens in favor of the lender on Entergy New Orleans' $15 million credit facility that existed as of the date Entergy New Orleans filed its bankruptcy petition.

The interest rate on borrowings under the DIP credit agreement will be the average interest rate of borrowings outstanding under Entergy Corporation's $2 billion revolving credit facility, which was approximately 5.7% per annum at December 31, 2006.

The lien granted by the bankruptcy court under sections 364(c)(2) and 364(d) primes the liens that secure Entergy New Orleans' obligations under its mortgage bond indenture that existed as of the date Entergy New Orleans filed its bankruptcy petition. To secure Entergy New Orleans' obligations under its mortgage bond indenture, the bankruptcy court's December 9, 2005 order grants in favor of the bond trustee, for the benefit of itself and the bondholders, a lien on all Entergy New Orleans property that secures its obligations under the DIP Credit Agreement. The lien in favor of the bond trustee is senior to all other liens except for the liens in favor of Entergy Corporation and the lender on Entergy New Orleans' $15 million credit facility that existed as of the date Entergy New Orleans filed its bankruptcy petition.

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

Cash Flow

Cash flows for the years ended December 31, 2006, 2005, and 2004 were as follows:

	2006	2005	2004
	(In Thousands)

Cash and cash equivalents at beginning of period	$48,056	$7,954	$4,669

Cash flow provided by (used in):
Operating activities	95,430	(41,152)	63,207
Investing activities	(73,050)	(52,998)	(48,910)
Financing activities	(53,343)	134,252	(11,012)
Net increase (decrease) in cash and cash equivalents	(30,963)	40,102	3,285

Cash and cash equivalents at end of period	$17,093	$48,056	$7,954

Operating Activities

Entergy New Orleans' operating activities provided $95.4 million of cash in 2006 compared to using $41.2 million of cash for 2005 primarily due to:

  a net tax refund of $57.2 million in 2006 compared to a tax refund of $18 million in 2005;
  the negative effect that Hurricane Katrina had on collections in 2005;
  the increased collections of deferred fuel costs; and
  pension fund contributions of $14 million made in 2005.

These increases were partially offset by increased payments to vendors.

In the first quarter of 2006, Entergy Corporation received an income tax refund as a result of net operating loss carryback provisions contained in the Gulf Opportunity Zone Act of 2005. In accordance with Entergy's intercompany tax allocation agreement, in April 2006, Entergy Corporation distributed $71 million of the refund to Entergy New Orleans. Entergy New Orleans used the income tax refund to repay a portion of the borrowings outstanding under the DIP credit facility.

Entergy New Orleans operating activities used $41.2 million in 2005 compared to providing $63.2 million in 2004 primarily due to the effects of Hurricane Katrina including lower net income, storm restoration spending, decreased recovery of deferred fuel costs, and decreased collection of receivables in addition to a pension fund contributions of $14 million made in 2005, partially offset by an increase of $12.3 million in income tax refunds in 2005.

Investing Activities

Net cash used in investing activities increased $20.1 million in 2006 primarily due to capital expenditure activity related to Hurricane Katrina. Capital expenditures made during 2006 as a result of Hurricane Katrina were approximately $59 million.

Net cash used in investing activities increased $4.1 million in 2005 primarily due to increased capital expenditures related to distribution projects as a result of Hurricane Katrina. Capital expenditures made during 2005 as a result of Hurricane Katrina were approximately $27 million.

Financing Activities

Entergy New Orleans used $53.3 million in financing activities in 2006 compared to providing $134.3 million in 2005 primarily due to:

  $90 million of borrowings under the DIP credit facility in 2005 which provided cash and a net repayment of $38.1 million in 2006;
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

See Note 5 to the financial statements for details on long-term debt.

Capital Structure

Entergy New Orleans' capitalization is shown in the following table. The decrease in the debt to capital percentage as of December 31, 2006 is primarily the result of repayments on the DIP credit facility and 364-day credit facility in 2006.

	December 31, 2006	December 31, 2005

Debt to capital	61.9%	66.4%

Debt consists of notes payable, the DIP credit facility, and long-term debt, including the currently maturing portion. Capital consists of debt and shareholders' equity.

Uses of Capital

Entergy New Orleans requires capital resources for:

  construction and other capital investments;
  working capital purposes, including the financing of fuel and purchased power costs; and
  dividend payments.

Following are the amounts of Entergy New Orleans' planned construction and other capital investments and existing debt and lease obligations (includes estimated interest payments):

	2007	2008-2009	2010-2011	After 2011	Total
	(In Millions)
Planned construction and
capital investment (1)	$27	$83	N/A	N/A	$110
Long-term debt	$12	$53	$50	$247	$362
Operating leases	$2	$1	$1	$-	$4
Purchase obligations (2)	$185	$303	$250	$1,140	$1,878

(1)

Consists almost entirely of maintenance capital, which is planned spending on routine capital projects that are necessary to support reliability of service, equipment or systems and to support normal customer growth.

(2)

Purchase obligations represent the minimum purchase obligation or cancellation charge for contractual obligations to purchase goods or services. For Entergy New Orleans, almost all of the total consists of unconditional fuel and purchased power obligations, including its obligations under the Unit Power Sales Agreement, which is discussed in Note 8 to the financial statements.

In addition to the planned spending in the table above, Entergy New Orleans expects to make payments of $109 million related to Hurricane Katrina restoration work for the years 2007-2009, of which $55 million is expected to be incurred in 2007. Also, Entergy New Orleans expects to contribute $44 million to its pension plans and $5.1 million to other postretirement plans in 2007.

The planned capital investment estimate for Entergy New Orleans reflects capital required to support existing business. The estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints, environmental compliance, market volatility, economic trends, and the ability to access capital. Management provides more information on long-term debt and preferred stock maturities in Notes 5 and 6 and to the financial statements.

Sources of Capital

Entergy New Orleans' sources to meet its capital requirements include:

  internally generated funds;
  cash on hand; and
  the DIP credit facility.

Entergy New Orleans' receivables from or (payables to) the money pool were as follows as of December 31 for each of the following years:
2006	2005	2004	2003
(In Thousands)

($37,166)	($37,166)	$1,413	$1,783

See Note 4 to the financial statements for a description of the money pool. Entergy New Orleans remains a participant in the money pool, but Entergy New Orleans has not made, and does not expect to make, any additional borrowings from the pool while it is in bankruptcy proceedings.

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

In June 2006, Entergy New Orleans made its annual formula rate plan filings with the City Council.  The filings presented various alternatives to reflect the effect of Entergy New Orleans' lost customers and decreased revenue following Hurricane Katrina. The alternative that Entergy New Orleans recommended adjusts for lost customers and assumes that the City Council's June 2006 decision to allow recovery of all Grand Gulf costs through the fuel adjustment clause stays in place during the rate-effective period (a significant portion of Grand Gulf costs was previously recovered through base rates).

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

In October 2006, the City Council approved a settlement agreement that resolves Entergy New Orleans' rate and storm-related rider filings by providing for phased-in rate increases, while taking into account with respect to storm restoration costs the anticipated receipt of CDBG funding as recommended by the Louisiana Recovery Authority. The settlement provides for a 0% increase in electric base rates through December 2007, with a $3.9 million increase implemented in January 2008. Recovery of all Grand Gulf costs through the fuel adjustment clause will continue. Gas base rates increased by $4.75 million in November 2006 and will increase by an additional $1.5 million in March 2007 and an additional $4.75 million in November 2007. The settlement calls for Entergy New Orleans to file a base rate case by July 31, 2008. The settlement agreement discontinues the formula rate plan and the generation performance-based plan but permits Entergy New Orleans to file an application to seek authority to implement formula rate plan mechanisms no sooner than six months following the effective date of the implementation of the base rates resulting from the July 31, 2008 base rate case. Any storm costs in excess of CDBG funding and insurance proceeds will be addressed in that base rate case. The settlement also authorizes a $75 million storm reserve for damage from future storms, which will be created over a ten-year period through a storm reserve rider beginning in March 2007. These storm reserve funds will be held in a restricted escrow account.

In addition to rate proceedings, Entergy New Orleans' fuel costs recovered from customers are subject to regulatory scrutiny.

Entergy New Orleans' retail and wholesale rate matters and proceedings, including fuel cost recovery- related issues, are discussed more thoroughly in Note 2 to the financial statements.

Federal Regulation

System Agreement Proceedings

See "System Agreement Proceedings" in the "Significant Factors and Known Trends" section of Entergy Corporation and Subsidiaries Management's Discussion and Analysis for discussion of the proceeding at the FERC involving the System Agreement and of other related proceedings.

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

Critical Accounting Estimates

The preparation of Entergy New Orleans' financial statements in conformity with generally accepted accounting principles requires management to apply appropriate accounting policies and to make estimates and judgments that can have a significant effect on reported financial position, results of operations, and cash flows. Management has identified the following accounting policies and estimates as critical because they are based on assumptions and measurements that involve a high degree of uncertainty, and there is the potential for future changes in the assumptions and measurements that could produce estimates that would have a material impact on the presentation of Entergy New Orleans' financial position or results of operations.

Unbilled Revenue

As discussed in Note 1 to the financial statements, Entergy New Orleans records an estimate of the revenues earned for energy delivered since the latest customer billing. Each month the estimated unbilled revenue amounts are recorded as revenue and a receivable, and the prior month's estimate is reversed. The difference between the estimate of the unbilled receivable at the beginning of the period and the end of the period is the amount of unbilled revenue recognized during the period. The estimate recorded is primarily based upon an estimate of customer usage during the unbilled period and the billed price to customers in that month. Therefore, revenue recognized may be affected by the estimated price and usage at the beginning and end of each period, in addition to changes in certain components of the calculation.

Qualified Pension and Other Postretirement Benefits

Entergy sponsors qualified defined benefit pension plans which cover substantially all employees. Additionally, Entergy currently provides postretirement health care and life insurance benefits for substantially all employees who reach retirement age while still working for Entergy. Entergy's reported costs of providing these benefits, as described in Note 11 to the financial statements, are impacted by numerous factors including the provisions of the plans, changing employee demographics, and various actuarial calculations, assumptions, and accounting mechanisms. See the "Critical Accounting Estimates" section of Entergy Corporation and Subsidiaries Management's Discussion and Analysis for further discussion. Because of the complexity of these calculations, the long-term nature of these obligations, and the importance of the assumptions utilized, Entergy's estimate of these costs is a critical accounting estimate.

Cost Sensitivity

The following chart reflects the sensitivity of qualified pension cost to changes in certain actuarial assumptions (dollars in thousands):

Actuarial Assumption	Change in Assumption	Impact on 2006 Qualified Pension Cost	Impact on Projected Qualified Benefit Obligation
	Increase/(Decrease)

Discount rate	(0.25%)	$267	$2,935
Rate of return on plan assets	(0.25%)	$104	-
Rate of increase in compensation	0.25%	$126	$722

The following chart reflects the sensitivity of postretirement benefit cost to changes in certain actuarial assumptions (dollars in thousands):

Actuarial Assumption	Change in Assumption	Impact on 2006 Postretirement Benefit Cost	Impact on Accumulated Postretirement Benefit Obligation
	Increase/(Decrease)

Health care cost trend	0.25%	$184	$1,108
Discount rate	(0.25%)	$82	$1,403

Each fluctuation above assumes that the other components of the calculation are held constant.

Costs and Funding

Total qualified pension cost for Entergy New Orleans in 2006 was $5.9 million. Entergy New Orleans anticipates 2007 qualified pension cost to decrease to $2.8 million. This decrease is primarily the result of the expected earnings on the $29 million pension contribution projected to be made in April 2007. Entergy New Orleans did not contribute to its qualified pension plan in 2006. Entergy New Orleans plans to contribute $44 million to its qualified pension plan in 2007.

Entergy New Orleans' qualified pension accumulated benefit obligation at December 31, 2005 exceeded plan assets. As a result, Entergy New Orleans was required to recognize an additional minimum liability as prescribed by SFAS 87. At December 31, 2005 Entergy New Orleans additional minimum liability for its qualified pension plans was $24.3 million. Entergy New Orleans' intangible asset for the unrecognized prior service cost was $1 million and the regulatory asset was $23.3 million at December 31, 2005. Net income for 2005 and 2004 was not affected. In accordance with SFAS 158, the additional minimum pension liability has been replaced with the recording of the funded status of the defined benefit and other postretirement benefit plans.

Total postretirement health care and life insurance benefit costs for Entergy New Orleans in 2006 were $5 million, including $1.5 million in savings due to the estimated effect of future Medicare Part D subsidies. Entergy New Orleans expects 2007 postretirement health care and life insurance benefit costs to approximate $4.9 million, including $1.2 million in savings due to the estimated effect of future Medicare Part D subsidies.

New Accounting Pronouncements

See "New Accounting Pronouncements" section of Entergy Corporation and Subsidiaries Management's Discussion and Analysis for discussion of new accounting pronouncements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Entergy New Orleans, Inc.:

We have audited the accompanying balance sheets of Entergy New Orleans, Inc. (Debtor-in-Possession) (the "Company") as of December 31, 2006 and 2005, and the related statements of income, retained earnings, and cash flows (pages 318 through 322 and applicable items in pages 55 through 164) for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 11 to the respective financial statements, in 2006 the Company adopted the provisions of Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R).

In our opinion, such financial statements present fairly, in all material respects, the financial position of Entergy New Orleans, Inc. (Debtor-in-Possession) as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 18 to the respective financial statements, the Company has filed for reorganization under Chapter 11 of the Federal Bankruptcy Code. The accompanying financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such financial statements do not purport to show (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to prepetition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (c) as to shareholder accounts, the effect of any changes that may be made in the capitalization of the Company; or (d) as to operations the effect of any changes that may be made in its business.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As further discussed in Note 18 to the respective financial statements, the Company's filing for reorganization under Chapter 11 raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note 18. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2007 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 26, 2007

ENTERGY NEW ORLEANS, INC.
(DEBTOR-IN-POSSESSION)
INCOME STATEMENTS

	For the Years Ended December 31,
	2006	2005	2004
	(In Thousands)

OPERATING REVENUES
Domestic electric	$471,066	$536,016	$588,457
Natural gas	100,088	137,310	147,411
TOTAL	571,154	673,326	735,868

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	157,535	217,365	245,301
Purchased power	217,212	273,576	256,190
Other operation and maintenance	78,856	89,130	107,874
Taxes other than income taxes	34,953	41,538	43,577
Depreciation and amortization	31,634	33,975	29,657
Reorganization items	26,455	1,489	-
Other regulatory charges (credits) - net	4,160	3,181	(4,670)
TOTAL	550,805	660,254	677,929

OPERATING INCOME	20,349	13,072	57,939

OTHER INCOME
Allowance for equity funds used during construction	3,078	3,229	1,378
Interest and dividend income	4,363	1,795	720
Miscellaneous - net	(543)	(4,110)	270
TOTAL	6,898	914	2,368

INTEREST AND OTHER CHARGES
Interest on long-term debt	4,069	10,153	15,357
Other interest - net	15,260	3,402	1,253
Allowance for borrowed funds used during construction	(2,477)	(2,609)	(1,243)
TOTAL	16,852	10,946	15,367

INCOME BEFORE INCOME TAXES	10,395	3,040	44,940

Income taxes	5,051	1,790	16,868

NET INCOME	5,344	1,250	28,072

Preferred dividend requirements and other	1,286	482	965

EARNINGS APPLICABLE TO
COMMON STOCK	$4,058	$768	$27,107

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC.
(DEBTOR-IN-POSSESSION)
STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2006	2005	2004
	(In Thousands)
OPERATING ACTIVITIES
Net income	$5,344	$1,250	$28,072
Adjustments to reconcile net income to net cash flow provided by (used in) operating activities:
Other regulatory charges (credits) - net	4,160	3,181	(4,670)
Depreciation and amortization	31,634	33,975	29,657
Deferred income taxes, investment tax credits, and non-current taxes accrued	54,395	87,051	18,909
Changes in working capital:
Receivables	6,334	(17,902)	8,792
Fuel inventory	3,007	(3,867)	1,399
Accounts payable	4,313	36,897	(3,014)
Taxes accrued	2,086	(2,592)	2,592
Interest accrued	15,336	(2,089)	(1,455)
Deferred fuel costs	11,597	(28,034)	(5,279)
Other working capital accounts	(1,069)	(6,946)	7,346
Provision for estimated losses and reserves	496	(1,632)	(1,305)
Changes in other regulatory assets	(55,607)	(59,707)	(5,380)
Other	13,404	(80,737)	(12,457)
Net cash flow provided by (used in) operating activities	95,430	(41,152)	63,207

INVESTING ACTIVITIES
Construction expenditures	(76,128)	(57,640)	(51,264)
Allowance for equity funds used during construction	3,078	3,229	1,378
Change in money pool receivable - net	-	1,413	370
Changes in other temporary investments - net	-	-	606
Net cash flow used in investing activities	(73,050)	(52,998)	(48,910)

FINANCING ACTIVITIES
Borrowings on DIP credit facility	-	90,000	-
Repayment on DIP credit facility	(38,066)	-	-
Proceeds from the issuance of long-term debt	-	29,783	72,640
Retirement of long-term debt	-	(30,065)	(77,487)
Change in money pool payable - net	-	35,558	-
Changes in short-term borrowings	(15,000)	15,000	-
Dividends paid:
Common stock	-	(5,300)	(5,200)
Preferred stock	(277)	(724)	(965)
Net cash flow provided by (used in) financing activities	(53,343)	134,252	(11,012)

Net increase (decrease) in cash and cash equivalents	(30,963)	40,102	3,285

Cash and cash equivalents at beginning of period	48,056	7,954	4,669

Cash and cash equivalents at end of period	$17,093	$48,056	$7,954

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period for:
Interest - net of amount capitalized	$3,255	$20,066	$16,172
Income taxes	($57,193)	($18,000)	($5,736)

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC.
(DEBTOR-IN-POSSESSION)
BALANCE SHEETS
ASSETS

	December 31,
	2006	2005
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents
Cash	$3,886	$48,056
Temporary cash investments - at cost
which approximates market	13,207	-
Total cash and cash equivalents	17,093	48,056
Accounts receivable:
Customer	58,999	82,052
Allowance for doubtful accounts	(10,563)	(25,422)
Associated companies	17,797	17,895
Other	8,428	6,530
Accrued unbilled revenues	23,758	23,698
Total accounts receivable	98,419	104,753
Deferred fuel costs	18,996	30,593
Fuel inventory - at average cost	5,041	8,048
Materials and supplies - at average cost	7,825	8,961
Prepayments and other	5,641	61,581
TOTAL	153,015	261,992

OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity	3,259	3,259
Non-utility property at cost (less accumulated depreciation)	1,107	1,107
TOTAL	4,366	4,366

UTILITY PLANT
Electric	698,081	691,045
Natural gas	186,932	189,207
Construction work in progress	21,824	202,353
TOTAL UTILITY PLANT	906,837	1,082,605
Less - accumulated depreciation and amortization	446,673	428,053
UTILITY PLANT - NET	460,164	654,552

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets	295,440	166,133
Long term receivables	936	1,812
Other	7,230	31,266
TOTAL	303,606	199,211

TOTAL ASSETS	$921,151	$1,120,121

See Notes to Financial Statements.

320

ENTERGY NEW ORLEANS, INC.
(DEBTOR-IN-POSSESSION)
BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY

	December 31,
	2006	2005
	(In Thousands)

CURRENT LIABILITIES
DIP credit facility	$51,934	$90,000
Notes payable	-	15,000
Accounts payable:
Associated companies	94,686	55,923
Other	76,831	228,496
Customer deposits	14,808	16,930
Taxes accrued	2,086	-
Accumulated deferred income taxes	2,924	1,898
Interest accrued	18,004	1,195
Other	6,154	2,018
TOTAL CURRENT LIABILITIES NOT SUBJECT TO COMPROMISE	267,427	411,460

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	98,884	125,653
Accumulated deferred investment tax credits	3,157	3,570
SFAS 109 regulatory liability - net	71,870	52,229
Other regulatory liabilities	-	591
Retirement cost liability	2,591	2,421
Accumulated provisions	8,385	2,119
Pension and other postretirement liabilities	60,033	36,612
Long-term debt	229,875	-
Other	5,161	4,812
TOTAL NON-CURRENT LIABILITIES NOT SUBJECT TO COMPROMISE	479,956	228,007

LIABILITIES SUBJECT TO COMPROMISE	-	310,944

TOTAL LIABILITIES	747,383	950,411

Commitments and Contingencies

SHAREHOLDERS' EQUITY
Preferred stock without sinking fund	19,780	19,780
Common stock, $4 par value, authorized 10,000,000
shares; issued and outstanding 8,435,900 shares in 2006
and 2005	33,744	33,744
Paid-in capital	36,294	36,294
Retained earnings	83,950	79,892
TOTAL	173,768	169,710

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$921,151	$1,120,121

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC.
(DEBTOR-IN-POSSESSION)
STATEMENTS OF RETAINED EARNINGS

	For the Years Ended December 31,
	2006	2005	2004
	(In Thousands)

Retained Earnings, January 1	$79,892	$84,424	$62,517

Add:
Net income	5,344	1,250	28,072

Deduct:
Dividends declared:
Preferred stock	1,286	482	965
Common stock	-	5,300	5,200
Total	1,286	5,782	6,165

Retained Earnings, December 31	$83,950	$79,892	$84,424

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC.
(DEBTOR-IN-POSSESSION)
SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON

	2006	2005	2004	2003	2002
	(In Thousands)

Operating revenues	$571,154	$673,326	$735,868	$654,016	$507,874
Net Income (loss)	$5,344	$1,250	$28,072	$7,859	($230)
Total assets	$921,151	$1,120,121	$662,774	$629,627	$584,705
Long-term obligations (1)	$229,875	$229,859	$199,902	$229,217	$229,191

(1) Includes long-term debt (excluding currently maturing debt). As a result of Entergy New Orleans' bankruptcy filing, long-term obligations are classified as pre-petion liablities subject to compromise on the Balance Sheet as of December 31, 2005.

	2006	2005	2004	2003	2002
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$106	$150	$184	$178	$170
Commercial	165	145	171	162	154
Industrial	45	32	34	27	25
Governmental	59	59	70	68	66
Total retail	375	386	459	435	415
Sales for resale:
Associated companies	46	117	118	85	7
Non-associated companies	45	21	2	2	2
Other	5	12	9	6	1
Total	$471	$536	$588	$528	$425
Billed Electric Energy Sales (GWh):
Residential	914	1,616	2,139	2,133	2,158
Commercial	1,666	1,798	2,316	2,262	2,255
Industrial	547	498	575	413	409
Governmental	632	800	1,025	1,036	1,053
Total retail	3,759	4,712	6,055	5,844	5,875
Sales for resale:
Associated companies	519	1,705	1,514	1,312	144
Non-associated companies	779	336	25	28	32
Total	5,057	6,753	7,594	7,184	6,051

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

Results of Operations

Net Income

2006 Compared to 2005

Net income increased $28.6 million primarily due to the income tax benefit of Entergy Corporation expenses in accordance with Entergy's intercompany tax allocation agreement. Also contributing to the increase was an increase in rate base in 2006 resulting in higher operating income and higher interest income earned on money pool investments.

2005 Compared to 2004

Net income increased $5.7 million primarily due to higher interest income earned on temporary cash and money pool investments.

Income Taxes

The effective income tax rates for 2006, 2005, and 2004 were 28.0%, 38.3%, and 42.4%, respectively. See Note 3 to the financial statements for a reconciliation of the federal statutory rate of 35.0% to the effective income tax rate. Tax reserves not expected to reverse within the next year are reflected as non-current taxes accrued on the balance sheet.

Liquidity and Capital Resources

Cash Flow

Cash flows for the years ended December 31, 2006, 2005, and 2004 were as follows:

	2006	2005	2004
	(In Thousands)

Cash and cash equivalents at beginning of period	$75,704	$216,355	$52,536

Cash flow provided by (used in):
Operating activities	128,059	274,239	375,456
Investing activities	130,738	(273,500)	(87,581)
Financing activities	(199,489)	(141,390)	(124,056)
Net increase (decrease) in cash and cash equivalents	59,308	(140,651)	163,819

Cash and cash equivalents at end of period	$135,012	$75,704	$216,355

Operating Activities

Cash flow from operations decreased by $146.2 million in 2006 primarily due to an increase of $162.9 million in income tax payments.

Cash flow from operations decreased by $101.2 million in 2005 primarily due to income tax payments of $29.9 million in 2005 compared to income tax refunds of $70.6 million in 2004.

Investing Activities

Investing activities provided $130.7 million in cash flow in 2006 compared to using $273.5 million in 2005 primarily due to money pool activity.

The increase of $185.9 million in net cash used in investing activities in 2005 was primarily due to money pool activity. Also contributing to the increase was an increase of $5.2 million in construction expenditures primarily resulting from capital spending on dry fuel storage partially offset by the reclassification of inventory items to capital in 2004.

Financing Activities

The increase of $58.1 million in net cash used in financing activities in 2006 was due to an increase of $63.9 million in common stock dividends paid, partially offset by a decrease of $5.8 million in the January 2006 principal payment made on the Grand Gulf sale-leaseback compared to the January 2005 principal payment.

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

See Note 5 to the financial statements for details of long-term debt.

Capital Structure

System Energy's capitalization is balanced between equity and debt, as shown in the following table.

	December 31, 2006	December 31, 2005

Net debt to net capital	46.4%	49.0%
Effect of subtracting cash from debt	4.2%	2.1%
Debt to capital	50.6%	51.1%

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
  dividend and interest payments.

Following are the amounts of System Energy's planned construction and other capital investments, existing debt and lease obligations (includes estimated interest payments), and other purchase obligations:

	2007	2008-2009	2010-2011	After 2011	Total
	(In Millions)
Planned construction and
capital investment	$46	$59	N/A	N/A	$105
Long-term debt	$144	$143	$147	$887	$1,321
Nuclear fuel lease obligations (1)	$33	$22	N/A	N/A	$55
Purchase obligations (2)	$10	$12	$25	$55	$102

(1)

It is expected that additional financing under the lease will be arranged as needed to acquire additional fuel, to pay interest, and to pay maturing debt. If such additional financing cannot be arranged, however, System Energy must repurchase sufficient nuclear fuel to allow the lessor to meet its obligations.

(2)

Purchase obligations represent the minimum purchase obligation or cancellation charge for contractual obligations to purchase goods or services. For System Energy, it includes nuclear fuel purchase obligations.

System Energy expects to contribute $5.7 million to pension plans and $1.1 million to other postretirement plans in 2007.

The planned capital investment estimate for System Energy reflects capital required to support the existing business of System Energy. The planned construction and capital investment amounts given above also include initial development costs for potential new nuclear development at the Grand Gulf and River Bend sites, including licensing and design activities. This project is in the early stages, and several issues remain to be addressed over time before significant capital would be committed to this project. Management provides more information on long-term debt in Note 5 to the financial statements.

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

All debt and common stock issuances by System Energy require prior regulatory approval. Debt issuances are also subject to issuance tests set forth in its bond indentures and other agreements. System Energy has sufficient capacity under these tests to meet its foreseeable capital needs.

Prior to February 8, 2006, borrowings and securities issuances by System Energy were limited to amounts authorized by the SEC. Effective with repeal of PUHCA 1935 on that date, the FERC, under the Federal Power Act, has jurisdiction over its securities issuances. System Energy has obtained a short-term borrowing authorization from the FERC under which it may borrow, through March 31, 2008, up to the aggregate amount, at any one time outstanding, of $200 million. See Note 4 to the financial statements for further discussion of System Energy's short-term borrowing limits.

Under a savings provisions in PUHCA 2005 which repealed PUHCA 1935, System Energy can rely, after the repeal, on the long-term securities issuance authority in its SEC PUHCA 1935 orders, unless superseded by FERC authorization.

System Energy's receivables from the money pool were as follows as of December 31 for each of the following years:

2006	2005	2004	2003
(In Thousands)

$88,231	$277,287	$61,592	$19,064

See Note 4 to the financial statements for a description of the money pool.

Significant Factors and Known Trends

Energy Policy Act of 2005

See "Energy Policy Act of 2005" in the "Significant Factors and Known Trends" section of Entergy Corporation and Subsidiaries Management's Discussion and Analysis for further discussion, including a discussion of the implications of repeal of PUHCA 1935 and ongoing FERC regulation under the Federal Power Act.

Nuclear Matters

System Energy owns and operates Grand Gulf. System Energy is, therefore, subject to the risks related to owning and operating a nuclear plant. These include risks from the use, storage, handling and disposal of high-level and low-level radioactive materials, regulatory requirement changes, including changes resulting from events at other plants, limitations on the amounts and types of insurance commercially available for losses in connection with nuclear operations, and technological and financial uncertainties related to decommissioning nuclear plants at the end of their licensed lives, including the sufficiency of funds in decommissioning trusts. In the event of an unanticipated early shutdown of Grand Gulf, System Energy may be required to provide additional funds or credit support to satisfy regulatory requirements for decommissioning.

Litigation Risks

The states in which System Energy and its customers operate have proven to be unusually litigious environments. Judges and juries in these states have demonstrated a willingness to grant large verdicts, including punitive damages, to plaintiffs in personal injury, property damage, and business tort cases. System Energy uses legal and appropriate means to contest litigation threatened or filed against it, but the litigation environment poses a significant business risk.

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

Critical Accounting Estimates

The preparation of System Energy's financial statements in conformity with generally accepted accounting principles requires management to apply appropriate accounting policies and to make estimates and judgments that can have a significant effect on reported financial position, results of operations, and cash flows. Management has identified the following accounting policies and estimates as critical because they are based on assumptions and measurements that involve a high degree of uncertainty, and there is the potential for future changes in the assumptions and measurements that could produce estimates that would have a material impact on the presentation of System Energy's financial position or results of operations.

Nuclear Decommissioning Costs

See "Nuclear Decommissioning Costs" in the "Critical Accounting Estimates" section of Entergy Corporation and Subsidiaries Management's Discussion and Analysis for discussion of the estimates inherent in accounting for nuclear decommissioning costs.

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

Qualified Pension and Other Postretirement Benefits

Entergy sponsors qualified defined benefit pension plans which cover substantially all employees. Additionally, Entergy currently provides postretirement health care and life insurance benefits for substantially all employees who reach retirement age while still working for Entergy. Entergy's reported costs of providing these benefits, as described in Note 11 to the financial statements, are impacted by numerous factors including the provisions of the plans, changing employee demographics, and various actuarial calculations, assumptions, and accounting mechanisms. See the "Critical Accounting Estimates" section of Entergy Corporation and Subsidiaries Management's Discussion and Analysis for further discussion. Because of the complexity of these calculations, the long-term nature of these obligations, and the importance of the assumptions utilized, Entergy's estimate of these costs is a critical accounting estimate.

Cost Sensitivity

The following chart reflects the sensitivity of qualified pension cost to changes in certain actuarial assumptions (dollars in thousands):

Actuarial Assumption	Change in Assumption	Impact on 2006 Qualified Pension Cost	Impact on Projected Qualified Benefit Obligation
	Increase/(Decrease)

Discount rate	(0.25%)	$502	$4,882
Rate of return on plan assets	(0.25%)	$210	-
Rate of increase in compensation	0.25%	$240	$1,550

The following chart reflects the sensitivity of postretirement benefit cost to changes in certain actuarial assumptions (dollars in thousands):

Actuarial Assumption	Change in Assumption	Impact on 2006 Postretirement Benefit Cost	Impact on Accumulated Postretirement Benefit Obligation
	Increase/(Decrease)

Health care cost trend	0.25%	$175	$805
Discount rate	(0.25%)	$131	$949

Each fluctuation above assumes that the other components of the calculation are held constant.

Costs and Funding

Total qualified pension cost for System Energy in 2006 was $4.2 million. System Energy anticipates 2007 qualified pension cost to decrease to $3.0 million. System Energy contributed $13 million to its qualified pension plans in 2006, including the 2005 contribution of $5 million that was delayed until 2006 as a result of the Katrina Emergency Tax Relief Act. System Energy's contributions to the pension trust are projected to be $5.7 million in 2007.

System Energy's qualified pension accumulated benefit obligation at December 31, 2005 exceeded plan assets. As a result, System Energy was required to recognize an additional minimum liability as prescribed by SFAS 87. At December 31, 2005, System Energy's additional minimum liability for its qualified pension plans was $12.4 million. System Energy's intangible asset was $0.3 million and its regulatory asset was $12.1 million at December 31, 2005. Net income for 2005 and 2004 was not impacted. In accordance with SFAS 158, the additional minimum pension liability has been replaced with the recording of the funded status of the defined benefit and other postretirement benefit plans.

Total postretirement health care and life insurance benefit costs for System Energy in 2006 were $1.2 million, including $1.1 million in savings due to the estimated effect of future Medicare Part D subsidies. System Energy expects 2007 postretirement health care and life insurance benefit costs to approximate $1.1 million, including $1 million in savings due to the estimated effect of future Medicare Part D subsidies.

New Accounting Pronouncements

See "New Accounting Pronouncements" section of Entergy Corporation and Subsidiaries Management's Discussion and Analysis for discussion of new accounting pronouncements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder
System Energy Resources, Inc.:

We have audited the accompanying balance sheets of System Energy Resources, Inc. (the "Company") as of December 31, 2006 and 2005, and the related statements of income, retained earnings, and cash flows (pages 331 through 336 and applicable items in pages 55 through 164) for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of System Energy Resources, Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 11 to the respective financial statements, in 2006 the Company adopted the provisions of Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2007 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 26, 2007

SYSTEM ENERGY RESOURCES, INC.
INCOME STATEMENTS

	For the Years Ended December 31,
	2006	2005	2004
	(In Thousands)

OPERATING REVENUES
Domestic electric	$555,459	$533,929	$545,381

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	44,062	37,660	38,337
Nuclear refueling outage expenses	16,642	12,571	12,655
Other operation and maintenance	108,022	106,377	96,809
Decommissioning	23,919	24,437	23,434
Taxes other than income taxes	23,963	25,239	24,364
Depreciation and amortization	118,623	119,572	127,081
Other regulatory (credits) - net	(10,366)	(15,337)	(10,433)
TOTAL	324,865	310,519	312,247

OPERATING INCOME	230,594	223,410	233,134

OTHER INCOME
Allowance for equity funds used during construction	2,285	1,625	1,544
Interest and dividend income	21,511	16,279	6,870
Miscellaneous - net	(392)	(417)	841
TOTAL	23,404	17,487	9,255

INTEREST AND OTHER CHARGES
Interest on long-term debt	59,829	60,404	58,561
Other interest - net	102	20	367
Allowance for borrowed funds used during construction	(720)	(514)	(500)
TOTAL	59,211	59,910	58,428

INCOME BEFORE INCOME TAXES	194,787	180,987	183,961

Income taxes	54,529	69,343	78,013

NET INCOME	$140,258	$111,644	$105,948

See Notes to Financial Statements.

(Page left blank intentionally)

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2006	2005	2004
	(In Thousands)

OPERATING ACTIVITIES
Net income	$140,258	$111,644	$105,948
Adjustments to reconcile net income to net cash flow provided by operating activities:
Other regulatory credits - net	(10,366)	(15,337)	(10,433)
Depreciation, amortization, and decommissioning	142,542	144,009	150,515
Deferred income taxes, investment tax credits, and non-current taxes accrued	40,801	(141,128)	159,199
Changes in working capital:
Receivables	(3,739)	277	1,461
Accounts payable	5,500	(2,161)	(5,324)
Taxes accrued	(180,180)	181,701	(9,117)
Interest accrued	1,026	2,111	13,375
Other working capital accounts	5,466	(10,159)	2,763
Provision for estimated losses and reserves	23	21	(1,404)
Changes in other regulatory assets	9,315	10,566	31,453
Other	(22,587)	(7,305)	(62,980)
Net cash flow provided by operating activities	128,059	274,239	375,456

INVESTING ACTIVITIES
Construction expenditures	(34,142)	(37,476)	(32,303)
Allowance for equity funds used during construction	2,285	1,625	1,544
Nuclear fuel purchases	(370)	(48,391)	(45,497)
Proceeds from sale/leaseback of nuclear fuel	370	48,662	45,677
Proceeds from nuclear decommissioning trust fund sales	88,193	91,137	100,668
Investment in nuclear decommissioning trust funds	(114,654)	(113,362)	(121,624)
Change in money pool receivable - net	189,056	(215,695)	(42,528)
Changes in other temporary investments - net	-	-	6,482
Net cash flow provided by (used in) investing activities	130,738	(273,500)	(87,581)

FINANCING ACTIVITIES
Retirement of long-term debt	(22,989)	(28,790)	(13,973)
Other financing activities	-	-	(5,483)
Dividends paid:
Common stock	(176,500)	(112,600)	(104,600)
Net cash flow used in financing activities	(199,489)	(141,390)	(124,056)

Net increase (decrease) in cash and cash equivalents	59,308	(140,651)	163,819

Cash and cash equivalents at beginning of period	75,704	216,355	52,536

Cash and cash equivalents at end of period	$135,012	$75,704	$216,355

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period for:
Interest - net of amount capitalized	$53,095	$52,508	$40,000
Income taxes	$192,829	$29,914	($70,595)

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
ASSETS

	December 31,
	2006	2005
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$56	$204
Temporary cash investments - at cost,
which approximates market	134,956	75,500
Total cash and cash equivalents	135,012	75,704
Accounts receivable:
Associated companies	142,121	327,454
Other	3,301	3,285
Total accounts receivable	145,422	330,739
Materials and supplies - at average cost	61,097	55,183
Deferred nuclear refueling outage costs	5,060	17,853
Prepayments and other	1,480	1,878
TOTAL	348,071	481,357

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	281,430	236,003

UTILITY PLANT
Electric	3,248,582	3,212,596
Property under capital lease	471,933	467,005
Construction work in progress	38,088	47,178
Nuclear fuel under capital lease	55,280	87,500
Nuclear fuel	10,222	-
TOTAL UTILITY PLANT	3,824,105	3,814,279
Less - accumulated depreciation and amortization	2,000,320	1,889,886
UTILITY PLANT - NET	1,823,785	1,924,393

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
SFAS 109 regulatory asset - net	92,600	92,883
Other regulatory assets	293,292	292,968
Other	14,062	18,435
TOTAL	399,954	404,286

TOTAL ASSETS	$2,853,240	$3,046,039

See Notes to Financial Statements.

334

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
LIABILITIES AND SHAREHOLDER'S EQUITY

	December 31,
	2006	2005
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$93,335	$22,989
Accounts payable:
Associated companies	1,634	-
Other	26,636	22,770
Taxes accrued	47,988	228,168
Accumulated deferred income taxes	1,828	6,678
Interest accrued	46,135	45,109
Obligations under capital leases	33,142	27,716
Other	-	1,811
TOTAL	250,698	355,241

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	304,691	267,913
Accumulated deferred investment tax credits	68,660	72,136
Obligations under capital leases	22,138	63,307
Other regulatory liabilities	242,029	224,997
Decommissioning	342,846	318,927
Accumulated provisions	2,422	2,399
Pension and other postretirement liabilities	32,060	27,849
Long-term debt	729,914	819,642
Other	396	-
TOTAL	1,745,156	1,797,170

Commitments and Contingencies

SHAREHOLDER'S EQUITY
Common stock, no par value, authorized 1,000,000 shares;
issued and outstanding 789,350 shares in 2006 and 2005	789,350	789,350
Retained earnings	68,036	104,278
TOTAL	857,386	893,628

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$2,853,240	$3,046,039

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF RETAINED EARNINGS

	For the Years Ended December 31,
	2006	2005	2004
	(In Thousands)

Retained Earnings, January 1	$104,278	$105,234	$103,886

Add:
Net income	140,258	111,644	105,948

Deduct:
Dividends declared	176,500	112,600	104,600

Retained Earnings, December 31	$68,036	$104,278	$105,234

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON

	2006	2005	2004	2003	2002
	(Dollars In Thousands)

Operating revenues	$555,459	$533,929	$545,381	$583,820	$602,486
Net Income	$140,258	$111,644	$105,948	$106,003	$103,352
Total assets	$2,853,240	$3,046,039	$3,028,805	$2,880,724	$2,915,898
Long-term obligations (1)	$752,052	$882,949	$887,448	$898,377	$942,701
Electric energy sales (GWh)	9,727	9,070	9,212	9,812	9,053

(1) Includes long-term debt (excluding currently maturing debt) and noncurrent capital lease obligations.

Item 2. Properties

Information regarding the registrant's properties is included in Part I. Item 1. - Business under the sections titled "Property and Other Generation Resources" in this report.

Item 3. Legal Proceedings

Details of the registrant's material environmental regulation and proceedings and other regulatory proceedings and litigation that are pending or those terminated in the fourth quarter of 2006 are discussed in Part I. Item 1. - Business under the sections titled "Retail Rate Regulation", "Environmental Regulation", and "Litigation" in this report.

Item 4. Submission of Matters to a Vote of Security Holders

During the fourth quarter of 2006, no matters were submitted to a vote of the security holders of Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy.

DIRECTORS AND EXECUTIVE OFFICERS OF ENTERGY CORPORATION

Directors

Information required by this item concerning directors of Entergy Corporation is set forth under the heading "Item 1--Election of Directors" contained in the Proxy Statement of Entergy Corporation, (the "Proxy Statement"), to be filed in connection with its Annual Meeting of Stockholders to be held May 4, 2007 ("Annual Meeting"), and is incorporated herein by reference. Information required by this item concerning officers and directors of the remaining registrants is reported in Part III of this document.

Executive Officers

Name	Age	Position	Period
J. Wayne Leonard (a)	56	Chairman of the Board of Entergy Corporation	2006-Present
		Chief Executive Officer and Director of Entergy Corporation	1999-Present

Richard J. Smith (a)	55	Group President, Utility Operations of Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans	2001-Present
		Director of Entergy Arkansas, Entergy Gulf States, Entergy Louisiana and Entergy Mississippi	2001-Present
		Director of Entergy New Orleans	2001-2005

Leo P. Denault (a)	47	Executive Vice President and Chief Financial Officer of Entergy Corporation	2004-Present
		Director of Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi and System Energy	2004-Present
		Director of Entergy New Orleans	2004-2005
		Vice President , Corporate Development and Strategic Planning of Entergy Services, Inc.	1999-2004

Curtis L. Hebert, Jr. (a)	44	Executive Vice President, External Affairs of Entergy Corporation	2001-Present

Mark T. Savoff (a)	50	Executive Vice President, Operations of Entergy Corporation	2004-Present
		Director of Entergy Arkansas, Entergy Gulf States, Entergy Louisiana and Entergy Mississippi	2004-Present
		Director of Entergy New Orleans	2004-2005
		Executive Vice President of Entergy Services, Inc.	2003-Present
		President, General Electric Power Systems - GE Nuclear Energy, San Jose, CA	2000-2003

Robert D. Sloan (a)	59	Executive Vice President, General Counsel and Secretary of Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy	2004-Present
		Senior Vice President, General Counsel and Secretary of Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans	2003-2004
		Vice President, General Counsel of GE Industrial Systems, Plainville, CT	1998-2003

Gary J. Taylor (a)	53	Executive Vice President and Chief Nuclear Officer of Entergy Corporation	2004-Present
		Director, President and Chief Executive Officer of System Energy	2003-Present
		Senior Vice President and Chief Operating Officer of Entergy Operations, Inc.	2000-2003

Nathan E. Langston (a)	58	Senior Vice President and Chief Accounting Officer of Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy	2001-Present

William E. Madison (a)	60	Senior Vice President - Human Resources and Administration of Entergy Corporation	2002-Present
		Senior Vice President - Human Resources and Administration of Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans	2001-Present

(a)	In addition, this officer is an executive officer and/or director of various other wholly owned subsidiaries of Entergy Corporation and its operating companies.

Each officer of Entergy Corporation is elected yearly by the Board of Directors.

PART II

Item 5. Market for Registrants' Common Equity and Related Stockholder Matters

Entergy Corporation

The shares of Entergy Corporation's common stock are listed on the New York Stock and Chicago Stock Exchanges under the ticker symbol ETR.

Entergy Corporation's stock price as of February 28, 2007 was $98.75. The high and low prices of Entergy Corporation's common stock for each quarterly period in 2006 and 2005 were as follows:

	2006		2005
	High	Low	High	Low
	(In Dollars)

First	72.97	67.97	72.00	64.48
Second	72.97	66.78	76.60	69.35
Third	80.00	70.80	79.22	70.52
Fourth	94.03	78.38	76.42	67.00

Consecutive quarterly cash dividends on common stock were paid to stockholders of Entergy Corporation in 2006 and 2005. Quarterly dividends of $0.54 per share were paid in 2006 and 2005.

As of February 28, 2007, there were 46,102 stockholders of record of Entergy Corporation.

Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum $ Amount of Shares that May Yet be Purchased Under a Plan (2)

10/01/2006-10/31/2006	2,130,500	$83.00	2,130,500	$258,292,682
11/01/2006-11/30/2006	2,620,500	$88.38	2,620,500	$50,515,220
12/01/2006-12/31/2006	1,921,000	$91.43	1,921,000	$-
Total	6,672,000	$87.54	6,672,000

  In accordance with Entergy's stock-based compensation plan, Entergy periodically grants stock options to key employees, which may be exercised to obtain shares of Entergy's common stock. According to the plan, these shares can be newly issued shares, treasury stock, or shares purchased on the open market. Entergy's management has been authorized by the Board to repurchase on the open market shares up to an amount sufficient to fund the exercise of grants under the plans. In addition to this authority, the Board approved a program under which Entergy was authorized to repurchase up to $1.5 billion of its common stock through 2006. Entergy completed the $1.5 billion program in the fourth quarter 2006. In 2006, Entergy repurchased 6,672,000 shares of common stock under both programs for a total purchase price of $584 million.
  Maximum amount of shares that may yet be repurchased relates only to the $1.5 billion plan and does not include an estimate of the amount of shares that may be purchased to fund the exercise of grants under the stock-based compensation plans.

On January 29, 2007, the Board approved a new repurchase program under which Entergy is authorized to repurchase up to $1.5 billion of its common stock, which Entergy expects to complete over the next two years.

Comparison of Five-Year Cumulative Return

The following graph compares the performance of the common stock of Entergy Corporation to the S&P 500 index and the Philadelphia Utility Index (each of which includes Entergy Corporation) for the last five years.

	Years ended December 31,
	2001	2002	2003	2004	2005	2006
Entergy Corporation	$100	$119.99	$154.58	$188.00	$196.95	$271.06
S&P 500 (2)	$100	$78.03	$100.16	$110.92	$116.28	$134.43
Philadelphia Utility Index (2)	$100	$82.02	$101.77	$127.65	$150.62	$180.11

(1)	Assumes $100 invested at the closing price on December 31, 2001 in Entergy Corporation common stock, the S&P 500, and the Philadelphia Utility Index, and reinvestment of all dividends.
(2)

Cumulative total returns calculated from the S&P 500 Index and Philadelphia Utility Index maintained by Standard & Poor's Corporation. In previous years, Entergy has used the S&P Utility Index for comparison purposes. However, over the past several years the membership in that index has decreased significantly. The Philadelphia Utility Index membership, which also includes Entergy, has remained relatively consistent. Therefore, Entergy now utilizes the Philadelphia Utility Index for peer comparison purposes. As shown in the performance graph, Entergy's total return over the relevant period was 171%, and the total return of the Philadelphia Utility Index was 80%. If the S&P Electric Utilities Index was used, its total return would have been 91%.

Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy

There is no market for the common stock of Entergy Corporation's wholly owned subsidiaries. Cash dividends on common stock paid by the Registrant Subsidiaries to Entergy Corporation during 2006 and 2005, were as follows:
	2006	2005
	(In Millions)

Entergy Arkansas	$158.0	$64.1
Entergy Gulf States	$213.2	$61.9
Entergy Louisiana	$-	$51.6
Entergy Mississippi	$5.0	$21.9
Entergy New Orleans	$-	$5.3
System Energy	$176.5	$112.6

Information with respect to restrictions that limit the ability of the Registrant Subsidiaries to pay dividends is presented in Note 7 to the financial statements.

Item 6. Selected Financial Data

Refer to "SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON OF ENTERGY CORPORATION AND SUBSIDIARIES, ENTERGY ARKANSAS, INC., ENTERGY GULF STATES, INC., ENTERGY LOUISIANA, LLC, ENTERGY MISSISSIPPI, INC., ENTERGY NEW ORLEANS, INC., and SYSTEM ENERGY RESOURCES, INC." which follow each company's financial statements in this report, for information with respect to selected financial data and certain operating statistics.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Refer to "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS OF ENTERGY CORPORATION AND SUBSIDIARIES, ENTERGY ARKANSAS, INC., ENTERGY GULF STATES, INC., ENTERGY LOUISIANA, LLC, ENTERGY MISSISSIPPI, INC., ENTERGY NEW ORLEANS, INC., and SYSTEM ENERGY RESOURCES, INC."

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Refer to "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends - Market and Credit Risk Sensitive Instruments OF ENTERGY CORPORATION AND SUBSIDIARIES, ENTERGY ARKANSAS, INC., ENTERGY GULF STATES, INC., ENTERGY LOUISIANA, LLC, ENTERGY MISSISSIPPI, INC., ENTERGY NEW ORLEANS, INC., and SYSTEM ENERGY RESOURCES, INC."

Item 8. Financial Statements and Supplementary Data

Refer to "TABLE OF CONTENTS - Entergy Corporation, Entergy Arkansas, Inc., Entergy Gulf States, Inc., Entergy Louisiana, LLC, Entergy Mississippi, Inc., Entergy New Orleans, Inc., and System Energy Resources, Inc."

Item 9. Changes In and Disagreements With Accountants On Accounting and Financial Disclosure.

No event that would be described in response to this item has occurred with respect to Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, or System Energy.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As of December 31, 2006, evaluations were performed under the supervision and with the participation of Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy (individually "Registrant" and collectively the "Registrants") management, including their respective Chief Executive Officers (CEO) and Chief Financial Officers (CFO). The evaluations assessed the effectiveness of the Registrants' disclosure controls and procedures. Based on the evaluations, each CEO and CFO has concluded that, as to the Registrant or Registrants for which they serve as CEO or CFO, the Registrant's or Registrants' disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms; and that the Registrant's or Registrants' disclosure controls and procedures are also effective in reasonably assuring that such information is accumulated and communicated to the Registrant's or Registrants' management, including their respective CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

The managements of Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy (individually "Registrant" and collectively the "Registrants") are responsible for establishing and maintaining adequate internal control over financial reporting for the Registrants. Each Registrant's internal control system is designed to provide reasonable assurance regarding the preparation and fair presentation of each Registrant's financial statements presented in accordance with generally accepted accounting principles.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Each Registrant's management assessed the effectiveness of each Registrant's internal control over financial reporting as of December 31, 2006. In making this assessment, each management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.

Based on each management's assessment and the criteria set forth by COSO, each Registrant's management believes that each Registrant maintained effective internal control over financial reporting as of December 31, 2006.

The Registrants' registered public accounting firm has issued an attestation report on each management's assessment of each Registrant's internal control over financial reporting.

Attestation Report of Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Entergy Corporation and Subsidiaries

We have audited management's assessment, included in the accompanying Controls and Procedures - Internal Control over Financial Reporting, that Entergy Corporation and Subsidiaries (the "Corporation") maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Corporation's management is responsible for maintaining effective internal control over financial reporting and for their assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Corporation's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that the Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2006 of the Corporation and our report dated February 26, 2007 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding their change in the method of accounting for defined benefit pension and other postretirement plans.

DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 26, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Entergy Arkansas, Inc.

We have audited management's assessment, included in the accompanying Controls and Procedures - Internal Control over Financial Reporting, that Entergy Arkansas, Inc. (the "Company") maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended December 31, 2006 of the Company and our report dated February 26, 2007 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding its change in the method of accounting for defined benefit pension and other postretirement plans.

DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 26, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Entergy Gulf States, Inc.

We have audited management's assessment, included in the accompanying Controls and Procedures - Internal Control over Financial Reporting, that Entergy Gulf States, Inc. (the "Company") maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended December 31, 2006 of the Company and our report dated February 26, 2007 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding its change in the method of accounting for defined benefit pension and other postretirement plans.

DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 26, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members
Entergy Louisiana, LLC

We have audited management's assessment, included in the accompanying Controls and Procedures - Internal Control over Financial Reporting, that Entergy Louisiana, LLC (the "Company") maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended December 31, 2006 of the Company and our report dated February 26, 2007 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding its change in the method of accounting for defined benefit pension and other postretirement plans.

DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 26, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Entergy Mississippi, Inc.

We have audited management's assessment, included in the accompanying Controls and Procedures - Internal Control over Financial Reporting, that Entergy Mississippi, Inc. (the "Company") maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended December 31, 2006 of the Company and our report dated February 26, 2007 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding its change in the method of accounting for defined benefit pension and other postretirement plans.

DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 26, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Entergy New Orleans, Inc.

We have audited management's assessment, included in the accompanying Controls and Procedures - Internal Control over Financial Reporting, that Entergy New Orleans, Inc. (Debtor-in-Possession) (the "Company") maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended December 31, 2006 of the Company and our report dated February 26, 2007 expressed an unqualified opinion and includes explanatory paragraphs regarding its filing for reorganization under Chapter 11 of the Federal Bankruptcy Code, the existence of matters that raise substantial doubt about its ability to continue as a going concern, and its change in the method of accounting for defined benefit pension and other postretirement plans.

DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 26, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder
System Energy Resources, Inc.

We have audited management's assessment, included in the accompanying Controls and Procedures - Internal Control over Financial Reporting, that System Energy Resources, Inc. (the "Company") maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended December 31, 2006 of the Company and our report dated February 26, 2007 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding its change in the method of accounting for defined benefit pension and other postretirement plans.

DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 26, 2007

Item 9B. Other Information

As more fully-described in its report on Form 8-K filed on June 1, 2005 and in Note 4 to the financial statements in this Form 10-K, Entergy Corporation has two revolving credit facilities available to it. Entergy Corporation from time to time has borrowed under the facilities and has also from time to time issued letters of credit against the borrowing capacity of the facilities. Following is a summary of the borrowings outstanding and capacity available under these facilities as of March 1, 2007:

Facility	Capacity	Borrowings	Letters of Credit	Capacity Available
	(In Millions)

5-Year Facility	$2,000	$895	$79	$1,026
3-Year Facility	$1,500	$470	$-	$1,030

PART III

Item 10. Directors and Executive Officers of the Registrants (Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans)

All officers and directors listed below held the specified positions with their respective companies as of the date of filing this report, unless otherwise noted.

Name	Age	Position	Period

ENTERGY ARKANSAS, INC.

Directors

Hugh T. McDonald	48	President and Chief Executive Officer of Entergy Arkansas	2000-Present
		Director of Entergy Arkansas	2000-Present
Leo P. Denault		See information under the Entergy Corporation Officers Section in Part I.
Mark T. Savoff		See information under the Entergy Corporation Officers Section in Part I.
Richard J. Smith		See information under the Entergy Corporation Officers Section in Part I.

Officers

Jay A. Lewis	45	Vice President and Chief Financial Officer - Utility Operations Group of Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, LLC, Entergy Mississippi, and Entergy New Orleans	2004-Present
		Director, Accounting Policy and Research of Entergy Services, Inc.	1999 - 2004
Leo P. Denault		See information under the Entergy Corporation Officers Section in Part I.
Curtis L. Hebert, Jr.		See information under the Entergy Corporation Officers Section in Part I.
Nathan E. Langston		See information under the Entergy Corporation Officers Section in Part I.
J. Wayne Leonard		See information under the Entergy Corporation Officers Section in Part I.
William E. Madison		See information under the Entergy Corporation Officers Section in Part I.
Hugh T. McDonald		See information under the Entergy Arkansas Directors Section above.
Mark T. Savoff		See information under the Entergy Corporation Officers Section in Part I.
Robert D. Sloan		See information under the Entergy Corporation Officers Section in Part I.
Richard J. Smith		See information under the Entergy Corporation Officers Section in Part I.
Gary J. Taylor		See information under the Entergy Corporation Officers Section in Part I.

ENTERGY GULF STATES, INC.

Directors

E. Renae Conley	49	Director of Entergy Gulf States and Entergy Louisiana, LLC	2000-Present
		President and Chief Executive Officer - LA of Entergy Gulf States and Entergy Louisiana, LLC	2000-Present
Joseph F. Domino	58	Director of Entergy Gulf States	1999-Present
		President and Chief Executive Officer - TX of Entergy Gulf States	1998-Present
Leo P. Denault		See information under the Entergy Corporation Officers Section in Part I.
Mark T. Savoff		See information under the Entergy Corporation Officers Section in Part I.
Richard J. Smith		See information under the Entergy Corporation Officers Section in Part I.

Officers

E. Renae Conley		See information under the Entergy Gulf States Directors Section above.
Leo P. Denault		See information under the Entergy Corporation Officers Section in Part I.
Joseph F. Domino		See information under the Entergy Gulf States Directors Section above.
Curtis L. Hebert, Jr.		See information under the Entergy Corporation Officers Section in Part I.

352

Nathan E. Langston		See information under the Entergy Corporation Officers Section in Part I.
J. Wayne Leonard		See information under the Entergy Corporation Officers Section in Part I.
Jay A. Lewis		See information under the Entergy Arkansas Officers Section above.
William E. Madison		See information under the Entergy Corporation Officers Section in Part I.
Mark T. Savoff		See information under the Entergy Corporation Officers Section in Part I.
Robert D. Sloan		See information under the Entergy Corporation Officers Section in Part I.
Richard J. Smith		See information under the Entergy Corporation Officers Section in Part I.
Gary J. Taylor		See information under the Entergy Corporation Officers Section in Part I.

ENTERGY LOUISIANA, LLC

Directors

E. Renae Conley	See information under the Entergy Gulf States Directors Section above.
Leo P. Denault	See information under the Entergy Corporation Officers Section in Part I.
Mark T. Savoff	See information under the Entergy Corporation Officers Section in Part I.
Richard J. Smith	See information under the Entergy Corporation Officers Section in Part I.

Officers

E. Renae Conley	See information under the Entergy Gulf States Directors Section above.
Leo P. Denault	See information under the Entergy Corporation Officers Section in Part I.
Curtis L. Hebert, Jr.	See information under the Entergy Corporation Officers Section in Part I.
Nathan E. Langston	See information under the Entergy Corporation Officers Section in Part I.
J. Wayne Leonard	See information under the Entergy Corporation Officers Section in Part I.
Jay A. Lewis	See information under the Entergy Arkansas Officers Section above.
William E. Madison	See information under the Entergy Corporation Officers Section in Part I.
Mark T. Savoff	See information under the Entergy Corporation Officers Section in Part I.
Robert D. Sloan	See information under the Entergy Corporation Officers Section in Part I.
Richard J. Smith	See information under the Entergy Corporation Officers Section in Part I.
Gary J. Taylor	See information under the Entergy Corporation Officers Section in Part I.

ENTERGY MISSISSIPPI, INC.

Directors

Carolyn C. Shanks	45	President and Chief Executive Officer of Entergy Mississippi	1999-Present
		Director of Entergy Mississippi	1999-Present
Leo P. Denault		See information under the Entergy Corporation Officers Section in Part I.
Mark T. Savoff		See information under the Entergy Corporation Officers Section in Part I.
Richard J. Smith		See information under the Entergy Corporation Officers Section in Part I.

Officers

Leo P. Denault		See information under the Entergy Corporation Officers Section in Part I.
Curtis L. Hebert, Jr.		See information under the Entergy Corporation Officers Section in Part I.
Nathan E. Langston		See information under the Entergy Corporation Officers Section in Part I.
J. Wayne Leonard		See information under the Entergy Corporation Officers Section in Part I.
Jay A. Lewis		See information under the Entergy Arkansas Officers Section above.
William E. Madison		See information under the Entergy Corporation Officers Section in Part I.
Mark T. Savoff		See information under the Entergy Corporation Officers Section in Part I.
Carolyn C. Shanks		See information under the Entergy Mississippi Directors Section above.
Robert D. Sloan		See information under the Entergy Corporation Officers Section in Part I.
Richard J. Smith		See information under the Entergy Corporation Officers Section in Part I.
Gary J. Taylor		See information under the Entergy Corporation Officers Section in Part I.

ENTERGY NEW ORLEANS, INC.

Directors

Daniel F. Packer (a)	59	Chairman of the Board of Entergy New Orleans	1999-Present
		Chief Executive Officer Entergy New Orleans	1998-2006
		President of Entergy New Orleans	1997-2006
		Director of Entergy New Orleans	1996-2006
Tracie L. Boutte	43	Director of Entergy New Orleans	2005-Present
		Vice President, Regulatory Affairs - New Orleans of Entergy New Orleans	2004-Present
		Vice President, Gas Distribution - Entergy Services, Inc.	2002-2004
		Vice President, Gas & C & I Services - Entergy New Orleans	2000-2002
Roderick K. West (a)	38	Director of Entergy New Orleans	2005-Present
		Director, Metro Distribution Operations of Entergy Services, Inc.	2005-2006
		Region Manager, Distribution Operations of Entergy Services, Inc.	2003-2005
		Director, Regulatory Affairs of Entergy New Orleans	2001-2003
Officers

Leo P. Denault		See information under the Entergy Corporation Officers Section in Part I.
Curtis L. Hebert, Jr.		See information under the Entergy Corporation Officers Section in Part I.
Nathan E. Langston		See information under the Entergy Corporation Officers Section in Part I.
J. Wayne Leonard		See information under the Entergy Corporation Officers Section in Part I.
Jay A. Lewis		See information under the Entergy Arkansas Officers Section above.
William E. Madison		See information under the Entergy Corporation Officers Section in Part I.
Daniel F. Packer		See information under the Entergy New Orleans Directors Section above.
Mark T. Savoff		See information under the Entergy Corporation Officers Section in Part I.
Robert D. Sloan		See information under the Entergy Corporation Officers Section in Part I.
Richard J. Smith		See information under the Entergy Corporation Officers Section in Part I.
Gary J. Taylor		See information under the Entergy Corporation Officers Section in Part I.

    (a)    Effective January 1, 2007, Roderick West was named President and Chief Executive Officer of Entergy New Orleans.

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
Simon D. deBree
Stuart L. Levenick
James R. Nichols

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

Section 16(a) Beneficial Ownership Reporting Compliance

Information called for by this item concerning the directors and officers of Entergy Corporation is set forth in the Proxy Statement of Entergy Corporation to be filed in connection with its Annual Meeting of Stockholders to be held on May 4, 2007, under the heading "Section 16(a) Beneficial Ownership Reporting Compliance", which information is incorporated herein by reference.

Item 11. Executive Compensation

ENTERGY CORPORATION

Information concerning the directors and officers of Entergy Corporation is set forth in the Proxy Statement under the headings "Compensation Discussion and Analysis," "Executive Compensation Tables," "Nominees for the Board of Directors," and "Non-Employee Director Compensation," all of which information is incorporated herein by reference.

ENTERGY ARKANSAS, ENTERGY GULF STATES, ENTERGY LOUISIANA, ENTERGY MISSISSIPPI AND ENTERGY NEW ORLEANS

Compensation Discussion and Analysis (CD&A)

Introduction

This section discusses the compensation awarded to, earned by or paid to the Chief Executive Officers ("CEOs"), the Chief Financial Officers ("CFOs"), and the three other most highly compensated executive officers other than the CEO and CFO of each of Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans (the "Subsidiaries") (such officers collectively being referred to as the "Named Executive Officers") for 2006. The purpose of this section is to provide investors with material information necessary to understand the compensation policies for the Named Executive Officers. Investors should read this section in combination with the more detailed compensation tables and other data presented elsewhere in this report. For information regarding the compensation of the executive officers of Entergy Corporation, see the Proxy Statement of Entergy Corporation.

The Personnel Committee of the Board of Directors of Entergy Corporation (the "Personnel Committee" or the "Committee"), which is comprised entirely of independent directors, has overall responsibility for approving the compensation program for the Named Executive Officers. In discharging its duties, the Personnel Committee retains an independent compensation consultant to assist it, among other things, in evaluating different compensation programs and developing market data to assess Entergy Corporation's compensation programs. The Personnel Committee also may solicit recommendations from Entergy Corporation's CEO with respect to compensation decisions for other individual Named Executive Officers.

The Named Executive Officers are identified in the Summary Compensation Table immediately following this Compensation Discussion and Analysis. Mr. Leonard, Mr. Denault and Mr. Smith also serve as executive officers of Entergy Corporation. Mr. Leonard, Mr. Denault and Mr. Smith do not receive additional compensation for serving as Named Executive Officers of the Subsidiaries. Mr. Lewis, who serves as the Vice President and Chief Financial Officer - Utility Operations Group of the Subsidiaries, is not an executive officer of Entergy Corporation and, as such, does not participate in many of the compensation programs applicable to the other Named Executive Officers. For more information about the officers of the Subsidiaries, see Part III, Item 10 of this report.

Objectives of Entergy Corporation's Executive Compensation Program

The compensation program for the Named Executive Officers is designed to attract, retain, motivate and reward executives who can contribute to the long-term success of Entergy Corporation and its Subsidiaries and thereby build value for stockholders. The program is organized along the following principles.

  The greatest part of the compensation of the Named Executive Officers should be in the form of "at risk" performance-based compensation.

The compensation programs are designed to ensure that a significant percentage of the total compensation of the Named Executive Officers is contingent on achievement of performance goals that drive total shareholder return and result in increases in Entergy Corporation's common stock price. For example, each of the annual cash bonus and long-term performance unit programs pay out only if Entergy Corporation achieves pre-established performance goals. Assuming achievement of these performance goals at target level, approximately 80% of the annual target total compensation (excluding non-qualified supplemental retirement income) of Entergy Corporation's CEO is represented by performance-based compensation and the remaining 20% is represented by base salary. For Mr. Denault and Mr. Smith, assuming achievement of performance goals at the target levels, approximately 65% of the annual target total compensation (excluding non-qualified supplemental retirement income) is represented by performance-based compensation and the remaining 35% by base salary. For substantially all of the other Named Executive Officers, assuming achievement of performance goals at the target levels, at least 50% of the annual target total compensation (excluding non-qualified supplemental retirement income) is represented by performance-based compensation and the remaining 50% by base salary.

  A substantial portion of the Named Executive Officers' compensation should be delivered in the form of equity awards.

To align the economic interests of the Named Executive Officers with the shareholders of Entergy Corporation, a substantial portion of the total compensation of these officers should be in the form of equity-based awards. Equity awards are typically granted in the form of stock options with a three-year vesting schedule and performance units with a three-year performance cycle. Although stock options are generally subject only to time-based vesting, performance units pay out only if Entergy Corporation achieves specified performance targets, and the amount of payout varies based on the level of performance achieved.

  The compensation programs of Entergy Corporation and the Subsidiaries should enable the companies to attract, retain and motivate executive talent by offering compensation packages that are competitive but fair.

It is in the shareholders' best interests that Entergy Corporation and the Subsidiaries attract and retain talented executives by offering compensation packages that are competitive but fair. Entergy Corporation's Personnel Committee has sought to develop compensation programs that deliver total target compensation at approximately the 50th percentile of the market. To develop a competitive compensation program, the Personnel Committee on a regular basis reviews base salary and other compensation market data from two sources:

1. Surveys that track compensation data for executive officers who perform similar roles and responsibilities in corporations with comparable annual revenues. In general, the Committee compares the compensation of the Named Executive Officers to the compensation of their peers in general industry and/or energy services companies.

2. Compensation data derived from proxy statements for companies in Entergy Corporation's industry. Prior to 2006, the Committee used those companies in the Standard & Poor's Electric Utility Index (the "SPELEC") for this purpose. Starting in 2006, the Committee has used the companies that comprise the Philadelphia Utilities Index for compensation data. The companies in the Philadelphia Utilities Index (collectively, the "Industry Peer Group Companies") are:

AES Corporation	FirstEnergy Corporation
Ameren Corporation	FPL Group Inc.
American Electric Power Co. Inc.	Northeast Utilities
CenterPoint Energy Inc.	PG&E Corporation
Consolidated Edison Inc.	Progress Energy Inc.
Dominion Resources Inc.	Public Service Enterprise Group Inc.
DTE Energy Company	Southern Company
Duke Energy Corporation	TXU Corporation
Edison International	XCEL Energy
Exelon Corporation

While individual Named Executive Officers may have target compensation packages above or below the 50th percentile based on unique knowledge, skills, performance and responsibilities, the Committee considers its objectives to have been met if Entergy Corporation's executive officers, considered as a group, are eligible for and receive a target compensation package within the range of 90 - 110% of market 50th percentile as defined by reference to the above sources. In 2006, the subgroup of executive officers comprising the Named Executive Officers also fell within this range.

Elements of the Compensation Program

This section describes the elements of the compensation program for the Named Executive Officers, together with a discussion of various matters relating to these items, including why the Personnel Committee chose to include these items as compensation elements.

  Cash Compensation

Base Salary. The Personnel Committee reviews and approves the base salaries for the Entergy Corporation CEO, CFO and the three other most highly compensated executive officers of Entergy Corporation. The CEO and the Group President, Utility Operations, Mr. Richard J. Smith review and approve the base salaries of certain of the Named Executive Officers of the Subsidiaries. Base salary is included in each Named Executive Officer's compensation package because the Company believes it is appropriate that some portion of the compensation provided to these officers be in a form that is a fixed cash amount. Also, base salary remains the most common form of payment throughout all industries. Its use ensures a competitive compensation package to the Named Executive Officers.

Annual merit increases in base salary are determined based on an assessment of Entergy Corporation, business unit and individual performance. Market data and internal pay equity are also considered in evaluating merit recommendations.

In 2006, after taking into account the market data and other factors described above, the Named Executive Officers received merit-based salary increases in amounts ranging from zero to approximately five percent. In general these merit-based increases were consistent with the merit increase percentages approved with respect to Named Executive Officers in the last two years (excluding adjustments in salaries related to promotions or other changes in job responsibilities).

  Incentive Plans

Performance-based incentives are included in the Named Executive Officers' compensation packages because they permit the Personnel Committee to encourage the Named Executive Officers, in any particular year, to pursue objectives consistent with the overall goals and strategic direction that the Board has set for the Company. Annual incentive plans are commonly used by companies in a variety of industry sectors to compensate their executive officers.

The Named Executive Officers participate in the Executive Annual Incentive Plan ("EAIP"), a performance-based cash bonus plan (other than Mr. Lewis who participates in a management-level annual incentive plan ("MIP") substantially similar to the EAIP). The EAIP and MIP, which operate on a calendar year basis, use a performance metric known as the Entergy Achievement Multiplier ("EAM") to determine funding level for a particular calendar year. For the 2006 EAIP and MIP, the EAM was calculated based in equal part on Entergy Corporation's earnings per share ("EPS") and operating cash flow ("OCF"). The Committee selected these performance measures because (i) EPS and OCF have both a correlative and causal relationship to shareholder value performance, (ii) EPS and OCF targets are aligned with externally-communicated goals and (iii) EPS and OCF results are readily available in earnings releases and SEC filings. In addition, these measures are commonly used by other companies, including the Industry Peer Group Companies, as components of their incentive programs. The Personnel Committee evaluates the performance measures used for the EAIP and the MIP on an annual basis. The Committee sets performance targets at minimum, target and maximum achievement levels. Approximately two-thirds of the Industry Peer Group Companies use EPS as an incentive measure and one-third use some type of cash flow measure.

The Committee sets the target achievement levels under the EAIP and MIP based on their review of EPS and OCF objectives established in Entergy Corporation's financial plan, which is reviewed and discussed quarterly with the Board of Directors.  The Committee sets minimum and maximum achievement levels under the EAIP and MIP at approximately 10% below and 10% above target achievement levels.  Payouts for performance between minimum and target achievement levels and between target and maximum levels are calculated using straight line interpolation.  In general, the Committee seeks to establish target achievement levels such that the relative difficulty of achieving the target level is consistent from year to year.  Over the past five years ending in 2006, the average EAM, representing EPS and OCF results, was 140% of target.  This result reflects the strong performance of Entergy Corporation during this period.

At the end of each annual performance cycle, management reviews with the Personnel Committee actual against targeted performance, including any unusual events that occurred during the performance cycle. For example, actual performance may result in the EAM being measured at 105% of target. This is referred to as the multiplier for purposes of funding the incentive pool for officers. For the Named Executive Officers participating in the EAIP, a Management Effectiveness factor is applied to increase the annual funding multiplier by 25%, and the Committee then may exercise negative discretion in determining the actual incentive awards for those individuals.

In December 2005, the Committee established executives' target awards under the EAIP and MIP for 2006. The target awards for each Named Executive Officer were set as follows: Under the EAIP, J. Wayne Leonard, CEO of Entergy Corporation (100%); Leo P. Denault, Executive Vice President, CFO of Entergy Corporation (70%); Richard J. Smith, Group President, Utility Operations of Entergy Corporation (70%); E. Renae Conley, CEO - Entergy Louisiana, CEO - LA - Entergy Gulf States (60%); Joseph F. Domino, CEO - TX - Entergy Gulf States (50%); Hugh T. McDonald, CEO - Entergy Arkansas (50%); Daniel F. Packer, CEO - Entergy New Orleans (50%); and Carolyn C. Shanks, CEO - Entergy Mississippi (50%); under the MIP, Jay A. Lewis, Vice President, CFO - Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi and Entergy New Orleans (35%).

In setting these target awards, the Personnel Committee considered several factors, including:

  Analysis provided by the Committee's independent compensation consultant as to compensation practices at the Industry Peer Group Companies;
  Competitiveness of Entergy Corporation's compensation plans and their ability to attract and retain top executive talent;
  Target bonus levels in the market for comparable positions;
  The desire to ensure that a substantial portion of total compensation is performance-based; and
  The relative importance, in any given year, of the short-term performance goals established pursuant to the EAIP and MIP.

In January 2007, after reviewing EPS and OCF results against the performance objectives established for 2006, the Personnel Committee certified the EAM at 189% of target. This resulted in an EAIP payment to the Entergy Corporation CEO equal to 189% of his base salary (100% target multiplied by 189%) and to Mr. Denault and Mr. Smith equal to 132% of their respective base salaries (70% multiplied by 189%). Pursuant to the operation of the EAIP, the Management Effectiveness factor increased the EAM percentage by 25% with respect to the funding of incentive awards for the Named Executive Officers; however, the Committee exercised its negative discretion to eliminate this increase and applied the EAM of 189% to the awards for those individuals.

The EAIP payments to the other Named Executive Officers were determined by line of business multipliers based on key metrics and comprised of 50% financial goals (operating company's contribution to the EAM) and 50% operational goals (safety, system reliability and customer satisfaction): Ms. Conley's payment was equal to 120% of base salary (60% target multiplied by 200% achievement level); Mr. Domino's payment was equal to 100% of base pay (50% target multiplied by 200% achievement level); Mr. McDonald's payment was equal to 68% of base salary (50% target multiplied by 135% achievement level) and Ms. Shanks' payment was equal to 88% of base pay (50% target multiplied by 175% achievement level). Mr. Lewis, as CFO for the utilities, received an incentive payment under the MIP equal to 61% of his base pay (35% multiplied by 175% achievement level). Mr. Packer did not receive an EAIP payment due to the pending bankruptcy of Entergy New Orleans.

In fixing the amount of the EAIP and, in the case of Mr. Lewis, MIP payouts for fiscal 2006, the Committee noted that Entergy Corporation's EPS and OCF results were reflective of overall performance results that, in the judgment of the Committee, were among the best in the Company's history. Among other things, the Committee noted the following significant management achievements in 2006:

  Delivery of Entergy Corporation total shareholder return of 38 percent relative to the 20 percent returned by the Philadelphia Utility Index;
  Successful advocacy of securitization legislation to preserve affordable rates for customers and work in establishing storm reserves to lower future risks for both customers and shareholders;
  Success in maintaining business continuity during the eight months when the Company was compelled to evacuate the City of New Orleans;
  Successful transition of business operations back to Entergy Corporation's corporate headquarters and the establishment of various primary offices, reflecting the execution of a strategy to mitigate the risk of future business interruption while meeting the needs of employees;
  Success in operating nuclear plants, including setting new records for total output at both the Southern and Northern nuclear plants;
  Execution of an agreement to purchase a 798-megawatt Palisades nuclear plant, continuing the impressive profitable growth in the nuclear business;
  Continued work in issuing requests for proposals for long-term and limited/intermediate-term resources under the utility resource supply plan in order to drive down prices for customers and to maintain superior reliability;
  Second five-year commitment to voluntarily stabilize carbon dioxide emissions at 20 percent below year 2000 levels from 2006 to 2010, after successfully completing first commitment with emission levels that were 23 percent lower than target;
  Efforts to educate and influence communities to adopt environmentally smart building standards to lower future utility bills for customers and reduce emissions;
  Efforts in support of wetland restoration to reduce flooding risks from future storms in New Orleans and other communities along the Gulf Coast;
  Employees' achievement of the safest year in the history of the Company;
  Receipt of two Edison Electric Institute ("EEI") Awards for outstanding storm restoration efforts (8th consecutive year of EEI recognition); and
  Being named for the fifth consecutive year to the Dow Jones Sustainability Index - World, an index that tracks the performance of companies that lead their field in terms of corporate sustainability on a global basis. This year Entergy Corporation was the only company in the U.S. electricity sector to be so honored.

In reviewing Mr. Leonard's overall compensation, the Committee took special note of the performance of Entergy Corporation under Mr. Leonard's direction and leadership. In particular, the Committee noted that the total shareholder return of Entergy Corporation measured over the eight-year period since Mr. Leonard's appointment as CEO of Entergy Corporation in January 1999 exceeded all of the Industry Peer Group Companies as well as other U.S. utility companies.

Equity Compensation

Entergy Corporation's long-term equity incentive programs are intended to reward the Named Executive Officers for achievement of shareholder value creation over the long-term. In its long-term incentive programs, Entergy Corporation primarily uses a mix of performance units and stock options in order to accomplish different objectives. Performance units reward the Named Executive Officers on the basis of total shareholder return ("TSR"), which is a measure of stock appreciation and dividend payments relative to the Industry Peer Group Companies. Options provide a direct incentive for growing the price of Entergy Corporation common stock. In addition, Entergy Corporation occasionally awards restricted units for retention purposes or to offset forfeited compensation in order to attract officers and managers from other companies.

Each of the performance units and stock options granted to the Named Executive Officers in 2006 were awarded under the Amended and Restated 1998 Equity Ownership Plan of Entergy Corporation and Subsidiaries ("EOP" or "equity ownership plan"). At Entergy Corporation's annual meeting in 2006, its shareholders approved the 2007 Equity Ownership and Long Term Cash Incentive Plan of Entergy Corporation and Subsidiaries, which became effective as of January 1, 2007 (the "2007 Plan"). Awards made in 2007 and beyond will be issued under the 2007 Plan.

  Performance Unit Program

In 2006, Entergy Corporation issued performance unit awards to the Named Executive Officers (other than Mr. Lewis) under Entergy Corporation's Performance Unit Program ("PUP") established under its equity ownership plan. The PUP is structured to reward Named Executive Officers only if, and to the extent that, performance goals set by the Personnel Committee are met. The PUP provides a minimum, target and maximum achievement level. Performance is measured by assessing Entergy Corporation's TSR relative to the TSR of the Industry Peer Group Companies. The Personnel Committee chose TSR as a measure of performance because it assesses Entergy Corporation's shareholder value creation relative to other electric utilities. Minimum, target and maximum performance levels are determined by reference to the quartile ranking of Entergy Corporation's TSR against the TSR of the Industry Peer Group Companies. Prior to 2006, this peer group was the SPELEC. However, beginning with the 2006-2008 performance period, the Personnel Committee identified the Philadelphia Utilities Index as the peer group for TSR performance because the companies represented in this index more closely approximate Entergy Corporation in terms of size and scale and because the companies comprising the SPELEC had been reduced by 50%, which resulted in a pool of companies insufficient for comparative purposes. Subject to achievement of the PUP performance levels, the Personnel Committee issued the following target amounts for the 2006-2008 performance cycle: 33,500 performance units for Entergy Corporation's CEO; 6,000 performance units for each of Mr. Denault and Mr. Smith; 2,400 performance units for Ms. Conley; and 1,100 performance units for each of Mr. Domino, Mr. McDonald, Mr. Packer and Ms. Shanks. The range of payouts under the program is shown below.

Quartiles:	4	3	2	1
Performance Levels:	Zero	Minimum	Target	Maximum
TSR Ranges:	25th percentile and below	25th to 50th percentiles	50th to 75th percentiles	75th percentile and above
Payouts:	No Payout	Interpolate between Minimum and Target (10% to 100% of Target)	Interpolate between Target and Maximum (100% to 250% of Target)	Maximum Payout (250% of Target)

The Personnel Committee sets payout opportunities for the PUP each year. In determining payout opportunities, the Committee considers several factors, including:

  The advice of the Committee's independent compensation consultant regarding compensation practices at the Industry Peer Group Companies;
  Competitiveness of Entergy Corporation's compensation plans and their ability to attract and retain top executive talent;
  Target long-term compensation values in the market for similar jobs;
  The desire to ensure, as described above, that a substantial portion of total compensation is performance-based;
  The relative importance, in any given year, of the long-term performance goals established pursuant to the PUP; and
  The Committee's assessment of other elements of compensation provided to the Named Executive Officer.

In January 2007, the Personnel Committee determined the actual number of performance units to be paid to PUP participants for the 2004-2006 performance cycle. The target payouts for the 2004-2006 performance period, which targets were established by the Committee in January of 2004, were:

  34,100 performance units for Mr. Leonard;
  6,600 performance units for each of Mr. Denault and Mr. Smith;
  3,200 performance units for Ms. Conley; and
  1,600 performance units for each of Mr. Domino, Mr. McDonald, Mr. Packer and Ms. Shanks.

The range of potential payout on these performance unit awards was from 0% to 250% of target opportunity, with performance measured, in a manner similar to that described above for the 2006-2008 cycle, on the basis of relative TSR. In January 2007, the Committee assessed Entergy Corporation's performance for the 2004-2006 performance period. As noted above, the SPELEC was chosen as the peer group for purposes of determining Entergy Corporation's relative performance for the 2004-2006 period. Based on the advice of its independent compensation consultant, the Committee compared Entergy Corporation's total shareholder return against the TSR of the companies that comprised the SPELEC at the time the Board first approved its use for that period (i.e., the first day of the 2004-2006 performance period), to ensure a pool of companies sufficient for comparative purposes. On that basis, the Committee concluded that Entergy Corporation had achieved the performance targets for the 2004-2006 performance cycle, resulting in a payment of 150% of target. In accordance with the terms of the PUP, each performance unit was then automatically converted into cash at the rate of $92.32 per unit, the closing price of Entergy Corporation's common stock on the last trading day of the performance cycle (December 29, 2006), plus dividend equivalents accrued over the three-year performance cycle.

  Stock Options

The Personnel Committee considers several factors in determining the amount of stock options it will grant under Entergy Corporation's equity ownership plan to the Named Executive Officers, including:

  Prevailing market practice in stock option grants;
  The targeted long-term value created by the use of stock options;
  The number of participants eligible for stock options, and the resulting "burn rate" (i.e., the number of stock options authorized divided by the total number of shares outstanding) to assess the potential dilutive effect; and
  Individual performance.

For stock option awards, the Committee's assessment of individual performance of each Named Executive Officer is the most important factor in determining the amount of the awards. For information regarding stock options awarded in 2006 to each of the Named Executive Officers, see the Grants of Plan-Based Awards Table included elsewhere in this report.

Under Entergy Corporation's equity ownership plan, all options must have an exercise price equal to the closing fair market value of Entergy Corporation common stock on the date of grant. In addition, Entergy Corporation has adopted a policy requiring that, if an executive officer (including a Named Executive Officer, other than Mr. Lewis) exercises any stock option granted on or after January 1, 2003, the officer must retain at least 75% of the after-tax net profit from such stock option exercise in the form of Entergy Corporation common stock until the earlier of 60 months from the date on which the option is exercised or the termination of the executive officer's full-time employment.

Entergy Corporation has not adopted a formal policy regarding the granting of options at times when it is in possession of material non-public information. However, Entergy Corporation generally grants options to Named Executive Officers only during the month of January in connection with annual executive compensation decisions. On occasion, it may grant options to newly hired employees or existing employees for retention or other limited purposes.

  Restricted Units

Restricted units granted under the equity ownership plan ("RUs") represent phantom shares of Entergy Corporation common stock. Entergy Corporation occasionally grants RUs to newly-hired Named Executive Officers for retention purposes or to offset forfeited compensation from a previous employer or to existing employees for retention or other limited purposes. If all conditions of the grant are satisfied, restrictions on the RUs lift at the end of the restricted period, and a cash equivalent value of the RUs is paid. The settlement price is equal to the number of RUs multiplied by the closing price of Entergy Corporation common stock on the date restrictions lift. RUs are not entitled to dividends or voting rights. RUs are generally time-based awards for which restrictions lift, subject to continued employment, over a two- to five-year period.

In 2006, recognizing that Mr. Leonard is already entitled under his retention agreement to supplemental benefits upon any separation from the Company other than termination for cause, the Personnel Committee granted 100,000 RUs to Mr. Leonard based on its determination that Mr. Leonard's continued service to Entergy Corporation was essential to the completion of its strategic plan, including its recovery from storm damages suffered in 2005 and the expansion of its business operations. Prior to recommending to the Board that it approve the grant, the Committee consulted with its independent compensation consultant to confirm that the grant was consistent with market practice. Restrictions on the RUs granted to Mr. Leonard will lift over 36 months from the date of grant, with restrictions on 50% of the RUs lifting in August, 2008 and restrictions on the remaining RUs lifting in August, 2009.

No other Named Executive Officers received restricted units during 2006.

Benefits, Perquisites, Agreements and Post-Termination Plans

  Pension Plan, Pension Equalization Plan, Supplemental Retirement Plan and System Executive Retirement Plan

The Named Executive Officers participate in an Entergy Corporation-sponsored pension plan ("Pension Plan") that covers a broad group of employees. This Pension Plan is a funded, tax-qualified, noncontributory defined benefit pension plan. Benefits under the Pension Plan are based upon an employee's years of plan participation and the employee's average monthly rate of earnings (generally defined to include salary and eligible bonus, other than EAIP bonus) for the highest consecutive 60 months during the 120 months preceding termination of employment ("FAME"), and are payable after separation in the form of an annuity. The amount of annual earnings that may be considered in calculating benefits under the Pension Plan is limited by federal law.

Benefits under the Pension Plan are calculated as an annuity equal to 1.5% of the participant's FAME multiplied by years of benefit service. Years of benefit service under the Pension Plan formula cannot exceed 40. Contributions to the Pension Plan are made entirely by the employer and are paid into a trust fund from which the benefits of participants will be paid.

Entergy Corporation sponsors a Pension Equalization Plan ("PEP"), which is available to a select group of management and highly compensated employees, including the Named Executive Officers. The PEP is a nonqualified unfunded plan that provides out of the employer's general assets an amount substantially equal to the difference between the amount that would have been payable under the Pension Plan, in the absence of legislation limiting pension benefits and earnings that may be considered in calculating pension benefits, and the amount actually payable under the Pension Plan. The PEP also takes into account as earnings any EAIP or MIP bonus awards.

Entergy Corporation also sponsors a Supplemental Retirement Plan ("SRP"), which is available to a select group of management and highly compensated employees. Mr. Packer is the only Named Executive Officer currently participating in the SRP. The SRP provides that, under certain circumstances, a participant may receive a monthly retirement benefit payment for 120 months or elect a lump sum payment. The amount of any monthly payment shall not exceed 2.5% of the participant's average basic annual pay (as defined in the SRP).

Entergy Corporation also sponsors a System Executive Retirement Plan ("SERP") available to its approximately 50 officers, including the Named Executive Officers (other than Mr. Lewis). Participation in the SERP requires individual approval by the plan administrator or its delegate. The SERP is designed to offer a replacement income ratio in the range (based on management level and total years of service) of 55% to 65% of a Named Executive Officer's Final Three-Year Average Annual Compensation (i.e., generally one-third of the sum of the participant's base salary and EAIP bonus for the three years during the last 10 years preceding termination of employment in which such sum is the highest). The SERP recognizes a maximum of 30 years of service for purposes of calculating a participant's benefit. The value of the SERP benefit is offset by the value of the Pension Plan benefit and any PEP benefit payable, and also typically offset by any prior employer pension benefit available to the executive. While the SERP has a replacement ratio schedule from one year of service to the maximum of 30 years of service, the table below offers a sample ratio at 20 and 30 years of service.

Years of Service	CEO	Executives at Management Level 3 & Above - includes 3 of the Named Executive Officers	Executives at Management Level 4 - includes 4 of the Named Executive Officers

20 Years	55.0%	50.0%	45.0%
30 years	65.0%	60.0%	55.0%

Mr. Leonard's retention agreement (as further discussed below) provides that, in lieu of his participation in the PEP and the SERP, upon the termination of his employment (unless such termination is for Cause, as defined in the agreement), he will be entitled to receive a benefit equal to 60% of his final three-year average compensation (as defined under the SERP) calculated as a single life annuity and available in a lump sum. This benefit will be reduced by other benefits to which he is entitled from the Entergy Corporation-sponsored Pension Plan or prior employer plans.

The Committee believes that the Pension Plan, PEP, SRP and SERP are an important part of the Named Executive Officers' compensation program. These plans are important in the recruitment of top talent in the competitive market, as these types of supplemental plans are typically found in companies of similar size to Entergy Corporation. These plans serve a critically important role in the retention of senior executives, as benefits from these plans increase for each year that these executives remain employed by an Entergy System company employer. The plans thereby encourage the most senior executives of Entergy Corporation and the Subsidiaries to remain employed within the Entergy System and continue their work on behalf of the stockholders.

The Entergy System company employer of Ms. Conley, Mr. Denault and Mr. Smith has agreed to provide service credit to each of them under either the PEP or the SERP. Entergy System company employers typically offer these service credit benefits when recruiting mid-level or senior executives from other companies. By offering these executives "credited service," Entergy System company employers are able to compete more effectively to hire these employees by mitigating the potential loss of their pension benefits resulting from accepting employment within the Entergy System.

See the Pension Benefits table included elsewhere in this report for additional information regarding the operation of the plans described under this caption.

  Savings Plan

The Named Executive Officers are eligible to participate in an Entergy Corporation-sponsored Savings Plan that covers a broad group of employees. This is a tax-qualified retirement savings plan, wherein total combined before-tax and after-tax contributions may not exceed 30 percent of a participant's base salary up to certain contribution limits defined below. In addition, under the Savings Plan, the participant's employer matches an amount equal to seventy cents for each dollar contributed by participating employees, including the Named Executive Officers, on the first six percent of their earnings for that pay period. Entergy Corporation maintains the Savings Plan for employees of participating Entergy System companies, including the Named Executive Officers, to encourage the employees to save some percentage of their cash compensation for their eventual retirement. The Savings Plan permits employees to make such savings in a manner that is relatively tax efficient. This type of savings plan is also a critical element in attracting and retaining talent in a competitive market.

  Health & Welfare Benefits

The Named Executive Officers are eligible to participate in a group of health and welfare benefits available to a broad group of employees. These benefits include medical, dental and vision coverage, life and accidental death & disability insurance, and long term disability insurance. Eligibility, coverage levels, potential employee contributions and other plan design features are the same for the Named Executive Officers as for the broad employee population.
  Executive Deferred Compensation

Within limitations prescribed by law as well as the plan document, the Named Executive Officers (other than Mr. Lewis) are eligible to defer up to 100% of the following payments into the Entergy Corporation-sponsored Executive Deferred Compensation Plan ("EDCP"):
  Base Salary (less deductions and withholdings)
  EAIP Bonus
  PUP Awards

Within limitations prescribed by law as well as the plan document, the Named Executive Officers also are eligible to defer up to 100% of the following payments into Entergy Corporation's equity ownership plan:

  EAIP Bonus
  PUP Awards

Additionally, Named Executive Officers may also have deferred account balances under a frozen defined contribution restoration plan.

All deferral amounts represent an unfunded liability of the employer. Depending on the type of compensation deferred and the employee's choice of deemed investment options, the executive may elect deemed investment under the equity ownership plan in Entergy Corporation common stock or under the EDCP in one or more of several investment options offered under the Savings Plan. Within the EDCP, the participating Named Executive Officer may move funds from one deemed investment option to another. The Named Executive Officer does not have the ability to withdraw funds except within the terms provided in such officer's deferral election.

The employer does not "match" amounts that are deferred by employees pursuant to the EDCP or equity ownership plan. With the exception of allowing for the deferral of federal and state taxes, Entergy Corporation provides no additional benefit to the Named Executive Officer for deferring any of the above payments. The investment options available to the Named Executive Officers are the same investment options that are available to all participants. Deferred amounts are credited with earnings or losses based on the rate of return of deemed investment options or Entergy Corporation common stock, as selected by the participants.

Entergy Corporation provides this benefit because the Committee believes it is standard market practice to permit officers to defer the cash portion of their compensation. The EDCP and equity ownership plan permit them to do this while also receiving gains or losses on deemed investments, as described above. Entergy Corporation believes that provision of this benefit is important as a retention and recruitment tool as many, if not all, of the companies with which Entergy Corporation and the Subsidiaries compete for executive talent provide a similar arrangement to their senior employees.

  Perquisites

Perquisites are not a material part of the compensation program for the Named Executive Officers. Neither Entergy Corporation nor the Subsidiaries provides the Named Executive Officers with company cars, drivers, apartments or other benefits not generally available to its other employees. In 2006, Entergy System company employers offered to their Named Executive Officers (other than Mr. Lewis) limited benefits such as the following (none of which individually exceeded $25,000): financial counseling and mandatory physical exams. For security and business convenience reasons, Entergy Corporation permits its CEO to use its corporate aircraft at Entergy Corporation expense for personal use. However, in 2006, Mr. Leonard did not make use of this benefit. The other Named Executive Officers may use corporate aircraft for personal travel subject to the approval of the CEO of Entergy Corporation. The Personnel Committee reviews all perquisites, including the use of corporate aircraft, on an annual basis. For additional information regarding perquisites, see the "All Other Compensation" column in the Summary Compensation Table included elsewhere in this report.

  Retention and Employment Agreements

Entergy Corporation has entered into retention agreements with Mr. Leonard, Mr. Denault and Mr. Smith. In general, these agreements provide for "change in control" payments and other benefits if the employment of any of these officers is terminated for a qualifying event or circumstance, such as being terminated without "Cause" or leaving employment for "Good Reason" (as defined in the agreements). In addition, Entergy Corporation has established System Energy Continuity Plans under which each of the other Named Executive Officers (other than Mr. Lewis) is entitled to receive "change of control" payments and benefits if such officer's employment is involuntarily terminated for similar qualifying events or circumstances. For additional information regarding these arrangements, including a quantification of the benefits that each of the Named Executive Officers would have received if payment obligations under these arrangements had been triggered as of December 31, 2006, see "Potential Payments upon Termination or Change-in-Control" included elsewhere in this report.

Except for Ms. Shanks, none of the Entergy System companies has entered into any employment agreements with any of the Named Executive Officers (other than the retention agreements referenced above and described in "Potential Payments upon Termination or Change in Control"). The employment agreement with Ms. Shanks provides for her continued employment until 2011. During this period, Ms. Shanks will continue to participate in all executive plans, programs, and arrangements for which she is eligible. In October 2011, Ms. Shanks will become a special project coordinator of Entergy Mississippi or another Entergy System company until 2016. During her tenure as special project coordinator, Ms. Shanks will continue to receive her same rate of annual base salary in effect immediately prior to her assumption of this post, but will forfeit an amount sufficient to fund this salary from amounts that would otherwise be credited to her non-qualified deferral accounts. Commencing in October 2016, Ms. Shanks will be eligible to retire with all of the post-retirement compensation and benefits for which she is eligible.

During the term of the agreement, Ms. Shanks may resign, or her employer may terminate her for "cause," as defined in the agreement. In either of those events, Ms. Shanks is due no additional compensation or benefits under the agreement. If there is a "change in control" before October of 2011, she remains eligible for benefits under the System Executive Continuity Plan. If the change in control occurs while Ms. Shanks is a special project coordinator, and Entergy's obligations under this agreement are breached, she receives:

  a cash payment equal to her remaining unpaid base salary;
  all other benefits to which she would be entitled had she remained employed until the conclusion of the term of the agreement; and
  all legal fees and expenses incurred in disputing in good faith any term of the agreement.

The Committee believes that these retention and employment transitional compensation arrangements are an important part of overall compensation for the Named Executive Officers. The Committee believes that these arrangements will help to secure the continued employment and dedication of the Named Executive Officers, notwithstanding any concern that they might have at such time regarding their own continued employment, prior to or following a change in control. The Committee also believes that these arrangements are important as a recruitment and retention device, as all or nearly all of the companies with which Entergy Corporation and the Subsidiaries compete for executive talent have similar arrangements in place for their senior employees.

Tax Considerations

Section 162(m) of the Internal Revenue Code limits the tax deductibility by a publicly held corporation of compensation in excess of $1 million paid to the chief executive officer or any other of its four most highly compensated executive officers, unless that compensation is "performance-based compensation" as defined by the Code. The Personnel Committee considers deductibility under Section 162(m) as it structures the compensation packages that are provided to the Named Executive Officers. However, the Personnel Committee and the Board believe that it is in the best interest of Entergy Corporation and the Subsidiaries that the Personnel Committee retains the flexibility and discretion to make compensation awards, whether or not deductible. This flexibility is necessary to foster achievement of performance goals established by the Personnel Committee as well as other corporate goals that the Committee deems important to the success of Entergy Corporation and the Subsidiaries, such as encouraging employee retention and rewarding achievement.

Compensation Committee Report

The "Compensation Committee Report" included in the Entergy Corporation Proxy Statement is incorporated by reference, but will not be deemed to be "filed" in this Annual Report on Form 10-K. None of the Subsidiaries has a compensation committee, or other board committee performing equivalent functions. The board of directors of each of the Subsidiaries is comprised of individuals who are officers or employees of Entergy Corporation or one of the Subsidiaries. These boards do not make determinations regarding the compensation paid to executive officers of the Subsidiaries.

Summary Compensation Table

The following table summarizes the total compensation paid or earned by each of the Named Executive Officers for the fiscal year ended December 31, 2006. For information on the principal positions held by each of the Named Executive Officers, see Item 10, "Directors and Executive Officers of the Registrants." The compensation set forth in the table represents the aggregate compensation paid by all Entergy System companies. Except for Ms. Shanks, none of the Entergy System companies has entered into any employment agreements with any of the Named Executive Officers (other than the retention agreements described in "Potential Payments upon Termination or Change in Control"). For a detailed description of Ms. Shanks' agreement, see the "Retention and Employment Agreements" section of the "Compensation Discussion and Analysis." For additional information regarding the material terms of the awards reported in the following tables, including a general description of the formula or criteria to be applied in determining the amounts payable, see "Compensation Discussion and Analysis."

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position	Year	Salary	Bonus	Stock Awards (1)	Option Awards (2)	Non-Equity Incentive Plan Compensation (3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (4)	All Other Compensation (5)(6)	Total

E. Renae Conley	2006	$373,230	$ -	$500,674	$129,170	$455,000	$96,200	$17,748	$1,572,022
CEO-Entergy Louisiana
CEO-LA-Entergy Gulf States

Leo P. Denault	2006	$538,493	$ -	$1,059,332	$344,099	$722,358	$1,212,300	$35,565	$3,912,147
Executive Vice President and
CFO - Entergy Corp.

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position	Year	Salary	Bonus	Stock Awards (1)	Option Awards (2)	Non-Equity Incentive Plan Compensation (3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (4)	All Other Compensation (5)(6)	Total

Joseph F. Domino	2006	$293,951	$71,625	$245,013	$75,216	$297,000	$73,700	$37,723	$1,094,228
CEO-TX-Entergy Gulf States

J. Wayne Leonard	2006	$1,168,577	$ -	$7,429,048	$1,622,682	$2,235,870	$2,250,100	$55,663	$14,761,940
Chairman of the Board and
CEO - Entergy Corp.

Jay A. Lewis	2006	$193,122	$ -	$ -	$11,163	$120,050	$17,600	$8,366	$350,301
Vice President, CFO -
Entergy Arkansas, Entergy
Gulf States, Entergy Louisiana,
Entergy Mississippi and
Entergy New Orleans

Hugh T. McDonald	2006	$298,870	$ -	$245,013	$75,216	$204,000	$70,600	$42,355	$936,054
CEO-Entergy Arkansas

Daniel F. Packer	2006	$278,708	$ -	$245,013	$75,216	$ -	$254,300	$41,829	$895,066
CEO-Entergy New Orleans

Carolyn C. Shanks	2006	$294,039	$71,500	$310,805	$75,216	$260,000	$58,700	$36,123	$1,106,383
CEO-Entergy Mississippi

Richard J. Smith	2006	$536,650	$ -	$1,084,755	$414,959	$718,918	$183,800	$67,338	$3,006,420
Group President, Utility
Operations - Entergy Corp.

(1)

The amounts in column (e) represent the dollar amount recognized for financial statement reporting purposes in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (which we refer to as "SFAS l23R") of performance units granted under the PUP of the EOP. For a discussion of the relevant assumptions used in valuing these awards, see Note 12 to the Financial Statements.

(2)

The amounts in column (f) represent the dollar amount recognized for financial statement reporting purposes in accordance with SFAS l23R of stock options granted under the EOP. For a discussion of the relevant assumptions used in valuing these awards, see Note 12 to the Financial Statements.

(3)	The amounts in column (g) represent cash payments made under the EAIP (or, in the case of Mr. Lewis, the MIP).
(4)

The amounts in column (h) include the annual actuarial increase in the present value of the Named Executive Officer's benefits under all pension plans established by Entergy Corporation using interest rate and mortality rate assumptions consistent with those used in Entergy Corporation's financial statements and includes amounts which the Named Executive Officers may not currently be entitled to receive because such amounts are not vested.

(5)

Amounts in column (i) include the cost of the following perquisites: corporate aircraft usage, personal financial planning, club dues and annual physical exams. None of these individual items exceeded $25,000 for any of the Named Executive Officers.

(6)

Amounts in column (i) include the following. Except for the tax gross up payments, the value of each of these items received by the Named Executive Officers was less than $10,000.

  Matching contributions allocated to each of the Named Executive Officers pursuant to the Savings Plan
  Life insurance premiums
  Tax gross up payments as follows: Mr. Leonard $10,563; Mr. McDonald $13,239; Ms. Shanks $10,553; and Mr. Smith $11,500.

2006 Grants of Plan-Based Awards

The following table summarizes award grants during 2006 to the Named Executive Officers.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts under Equity Incentive Plan Awards(2)
Name (a)	Grant Date (b)	Thresh-old ($) (c)	Target ($) (d)	Maximum ($) (e)	Threshold (#) (f)	Target (#) (g)	Maximum (#) (h)	All Other Stock Awards: Number of Shares of Stock or Units (#) (3) (i)	All Other Option Awards: Number of Securities Under-lying Options (#) (4) (j)	Exercise or Base Price of Option Awards ($/Sh) (k)	Grant Date Fair Value of Stock and Option Awards (l)

E. Renae Conley	1/26/06	-	$227,400	$454,800
	1/26/06				240	2,400	6,000				$165,336
	1/26/06								14,100	$68.89	$134,021

Leo P. Denault	1/26/06	-	$382,200	$764,400
	1/26/06				600	6,000	15,000				$413,340
	1/26/06								50,000	$68.89	$475,250

Joseph F. Domino	1/26/06	-	$148,500	$297,000
	1/26/06				110	1,100	2,750				$75,779
	1/26/06								7,500	$68.89	$71,288

J. Wayne Leonard	1/26/06	-	$1,183,000	$2,366,000
	1/26/06				3,350	33,500	83,750				$2,307,815
	1/26/06								210,000	$68.89	$1,996,050
	8/03/06							100,000			$7,771,000

Jay A. Lewis	1/26/06	-	$68,600	$137,200
	1/26/06				-	-	-				$ -
	1/26/06								1,000	$68.89	$8,880

Hugh T. McDonald	1/26/06	-	$150,750	$301,500
	1/26/06				110	1,100	2,750				$75,779
	1/26/06								7,500	$68.89	$71,288

Daniel F. Packer	1/26/06	-	$140,500	$281,000
	1/26/06				110	1,100	2,750				$75,779
	1/26/06								7,500	$68.89	$71,288

Carolyn C. Shanks	1/26/06	-	$148,500	$297,000
	1/26/06				110	1,100	2,750				$75,779
	1/26/06								7,500	$68.89	$71,288

Richard J. Smith	1/26/06	-	$380,380	$760,760
	1/26/06				600	6,000	15,000				$413,340
	1/26/06								50,000	$68.89	$475,250

(1)

The amounts in columns (c), (d) and (e) represent minimum, target and maximum payment levels under the EAIP (or in the case of Mr. Lewis, the MIP). The actual amounts awarded are reported in column (g) of the Summary Compensation Table.

(2)

The amounts in columns (f), (g) and (h) represent the minimum, target and maximum payment levels under the PUP. Performance under the program is measured by Entergy Corporation's TSR relative to the TSR of the companies included in the Philadelphia Utilities Index. If Entergy Corporation's TSR is 25% or below that of the Philadelphia Utilities Index, there is no payout. Subject to achievement of performance targets, each unit will be converted into the cash equivalent of one share of Entergy Corporation's common stock on the last day of the performance period (December 31, 2008).

(3)	In 2006, the Personnel Committee of Entergy Corporation granted 100,000 RUs to Mr. Leonard. Fifty percent of the RUs will vest in August 2008 and the remainder will vest in August 2009.
(4)

The amounts in column (j) represent options to purchase shares of Entergy Corporation's common stock. The options vest one-third on each of the first through third anniversaries of the grant date. The options have a ten-year term from the date of grant.

2006 Outstanding Equity Awards at Fiscal Year-End

The following table summarizes unexercised options, stock that has not vested and equity incentive plan awards for each Named Executive Officer outstanding as of the end of 2006.

	Option Awards					Stock Awards
(a) Name	(b) Number of Securities Underlying Unexercised Options (#) Exercisable	(c) Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	(d) Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	(e) Option Exercise Price ($)	(f) Option Expiration Date	(g) Number of Shares or Units of Stock That Have Not Vested (#)	(h) Market Value of Shares or Units of Stock That Have Not Vested ($)	(i) Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	(j) Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

E. Renae Conley	-	14,100		$68.89	1/26/2016
	5,000	10,000		$69.47	1/27/2015
	12,266	6,134		$58.60	3/02/2014
	9,092	-		$51.50	1/27/2010
	24,000	-		$44.45	1/30/2013
	40,000	-		$41.69	2/11/2012
	34,600	-		$37.00	1/25/2011
	7,500	-		$28.06	3/01/2009
								6,000(2)	$553,920
								6,700(3)	$618,544

Leo P. Denault	-	50,000		$68.89	1/26/2016
	11,666	23,334		$69.47	1/27/2015
	26,666	13,334		$58.60	3/02/2014
	7,720	-		$52.40	1/25/2011
	3,604	-		$52.40	3/01/2009
	676	-		$52.40	2/11/2012
	8,330	-		$51.60	1/27/2010
	470	-		$51.60	3/01/2009
	9,800	-		$44.45	1/30/2013
	19,656	-		$41.69	2/11/2012
	5,434	-		$37.00	1/25/2011
								15,000(2)	$1,384,800
								15,000(3)	$1,384,800

	Option Awards					Stock Awards
(a) Name	(b) Number of Securities Underlying Unexercised Options (#) Exercisable	(c) Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	(d) Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	(e) Option Exercise Price ($)	(f) Option Expiration Date	(g) Number of Shares or Units of Stock That Have Not Vested (#)	(h) Market Value of Shares or Units of Stock That Have Not Vested ($)	(i) Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	(j) Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Joseph F. Domino	-	7,500		$68.89	1/26/2016
	4,601	-		$73.58	1/25/2011
	3,333	6,667		$69.47	1/27/2015
	670	-		$65.25	1/25/2011
	1,601	-		$65.22	1/28/2009
	1,308	-		$65.26	1/28/2009
	6,666	3,334		$58.60	3/02/2014
	4,610	-		$59.02	1/28/2009
	10,500	-		$44.45	1/30/2013
								2,750(2)	$253,880
								3,200(3)	$295,424

J. Wayne Leonard	-	210,000		$68.89	1/26/2016
	55,066	110,134		$69.47	1/27/2015
	146,666	73,334		$58.60	3/02/2014
	195,000	-		$44.45	1/30/2013
	330,600	-		$41.69	2/11/2012
	330,600	-		$37.00	1/25/2011
	330,600	-		$23.00	1/27/2010
	255,000	-		$29.94	1/28/2009
								83,750(2)	$7,731,800
								85,700(3)	$7,911,824
						100,000(4)	$9,232,000

Jay A. Lewis	-	1,000		$68.89	1/26/2016
	2,000	1,000		$58.60	3/02/2014
	5,867	-		$44.45	1/30/2013
	13,334	-		$41.69	2/11/2012

Hugh T. McDonald	-	7,500		$68.89	1/26/2016
	12,522	-		$73.25	2/11/2012
	3,333	6,667		$69.47	1/27/2015
	6,666	3,334		$58.60	3/02/2014
	9,199	-		$45.50	1/27/2010
	12,000	-		$44.45	1/30/2013
	7,400	-		$37.00	1/25/2011
								2,750(2)	$253,880
								3,200(3)	$295,424

Daniel F. Packer	-	7,500		$68.89	1/26/2016
	3,333	6,667		$69.47	1/27/2015
	6,666	3,334		$58.60	3/02/2014
	8,000	-		$44.45	1/30/2013
								2,750(2)	$253,880
								3,200(3)	$295,424

	Option Awards					Stock Awards
(a) Name	(b) Number of Securities Underlying Unexercised Options (#) Exercisable	(c) Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	(d) Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	(e) Option Exercise Price ($)	(f) Option Expiration Date	(g) Number of Shares or Units of Stock That Have Not Vested (#)	(h) Market Value of Shares or Units of Stock That Have Not Vested ($)	(i) Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	(j) Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Carolyn C. Shanks	-	7,500		$68.89	1/26/2016
	3,333	6,667		$69.47	1/27/2015
	6,666	3,334		$58.60	3/02/2014
	14,000	-		$44.45	1/30/2013
								2,750(2)	$253,880
								3,200(3)	$295,424
						1,800(5)	$166,176

Richard J. Smith	-	50,000		$68.89	1/26/2016
	13,333	26,667		$69.47	1/27/2015
	42,400	21,200		$58.60	3/02/2014
	7,640	-		$51.50	1/25/2011
	7,560	-		$51.50	8/30/2009
	7,577	-		$51.50	1/27/2010
	50,000	-		$44.45	1/30/2013
	8,013	-		$45.45	8/30/2009
	16,987	-		$45.45	1/27/2010
	70,000	-		$41.69	2/11/2012
	39,428	-		$37.00	1/25/2011
								15,000(2)	$1,384,800
								15,000(3)	$1,384,800

(1)	Each option grant has a ten year term and vests at the rate of one-third of the option grant per year beginning on the first anniversary of the grant date.
(2)

Consists of performance units that will pay out at the end of 2008 only if, and to the extent that, Entergy Corporation satisfies performance conditions as described under "Equity Compensation - Performance Unit Program" in Compensation Discussion and Analysis.

(3)

Consists of performance units that will pay out at the end of 2007 only if, and to the extent that, Entergy Corporation satisfies performance conditions as described under "Equity Compensation - Performance Unit Program" in Compensation Discussion and Analysis.

(4)	Consists of RUs granted under the EOP, 50,000 of which will vest in August 2008 and the remainder of which will vest in August 2009.
(5)	Consists of RUs granted under the EOP which will vest in 2011 based on continued service with an Entergy System company employer.

2006 Option Exercises and Stock Vested

The following table provides information concerning each exercise of stock options and each vesting of stock during 2006 for the Named Executive Officers.

	Options Awards		Stock Awards
(a) Name	(b) Number of Shares Acquired on Exercise (#)	(c) Value Realized on Exercise ($)	(d) Number of Shares Acquired on Vesting (#) (1)	(e) Value Realized on Vesting ($)

E. Renae Conley	-	-	5,123	$472,955

Leo P. Denault	-	-	10,139	$936,032

Joseph F. Domino	22,035	$779,100	2,561	$236,432

J. Wayne Leonard	-	-	54,644	$5,044,734

Jay A. Lewis	-	-	-	-

Hugh T. McDonald	-	-	2,561(2)	$236,432

Daniel F. Packer	-	-	2,561	$236,432

Carolyn C. Shanks	-	-	3,761(3)	$340,364

Richard J. Smith	-	-	10,566	$975,453

(1)

Represents the vesting of performance units for the 2004 - 2006 performance period (payable solely in cash based on the closing stock price of Entergy Corporation on the date of vesting) under the PUP.

(2)

Mr. McDonald has deferred receipt of his payment into the EDCP. See "Benefits, Perquisites, Agreements and Post-Termination Plans - Executive Deferred Compensation" in Compensation Discussion and Analysis.

(3)	Consists of the cash settlement of 1,200 RUs on October 30, 2006 and the vesting of performance units for the 2004 - 2006 performance period under the PUP.

2006 Pension Benefits

The following table shows the present value as of December 31, 2006, of accumulated benefits payable to each of the Named Executive Officers, including the number of years of service credited to each Named Executive Officer, under the retirement plans sponsored by Entergy Corporation, determined using interest rate and mortality rate assumptions consistent with those used in Entergy Corporation's financial statements. Information regarding these retirement plans is included in Compensation Discussion & Analysis under the heading, "Benefits, Perquisites, Agreements and Post-Retirement Plans - Pension Plan, Pension Equalization Plan, Supplemental Retirement Plan and System Executive Retirement Plan." In addition, this section includes information regarding early retirement options under the plans.

Name	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit	Payments During 2006

E. Renae Conley (1)	Non-qualified PEP	24.35	$634,200	$ -
	Qualified defined benefit plan	7.83	$98,400	$ -

Name	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit	Payments During 2006

Leo P. Denault (2)	Non-qualified SERP	22.83	$1,693,700	$ -
	Qualified defined benefit plan	7.83	$78,800	$ -

Joseph F. Domino	Non-qualified SERP	33.08	$1,050,200	$ -
	Qualified defined benefit plan	33.08	$631,600	$ -

J. Wayne Leonard (3)	Non-qualified supplemental retirement plan benefit	8.68	$ 18,773,200	$ -
	Qualified defined benefit plan	8.68	$ 144,400	$ -

Jay A. Lewis	Non-qualified PEP	7.58	$10,800	$ -
	Qualified defined benefit plan	7.58	$67,900	$ -

Hugh T. McDonald	Non-qualified SERP	23.42	$601,800	$ -
	Qualified defined benefit plan	23.42	$250,300	$ -

Daniel F. Packer	Non-qualified PEP & SRP	24.08	$1,383,700	$ -
	Qualified defined benefit plan	24.08	$487,400	$ -

Carolyn C. Shanks	Non-qualified SERP	20.17	$535,100	$ -
	Qualified defined benefit plan	20.17	$200,600	$ -

Richard J. Smith (4)	Non-qualified PEP	30.25	$1,935,200	$ -
	Qualified defined benefit plan	7.33	$116,800	$ -

(1)

Ms. Conley entered into an agreement granting 16.52 additional years of service under the non-qualified PEP increasing the present value of the accumulated benefit by $86,500 over the benefit she would receive under the non-qualified SERP.

(2)

During 2006, Mr. Denault entered into an agreement granting an additional 15 years of service under the non-qualified SERP if he continues to work for an Entergy System company employer until age 55. This increased the present value of his benefit by $980,200.

(3)

Pursuant to his retention agreement, Mr. Leonard is entitled to a non-qualified supplemental retirement benefit in lieu of participation in Entergy Corporation's non-qualified supplemental retirement plans such as SERP or the PEP. Currently, Mr. Leonard may separate from employment without a reduction in his non-qualified supplemental retirement benefit.

(4)

Mr. Smith entered into an agreement granting 22.92 additional years of service under the non-qualified PEP providing an additional $898,300 above the accumulated benefit he would receive under the non-qualified SERP.

Qualified Retirement Benefits

The qualified retirement plan is a funded defined benefit pension plan that provides benefits to most of the non-bargaining unit employees of Entergy System companies. All Named Executive Officers are participants in this plan. The pension plan provides a monthly benefit payable for the participant's lifetime beginning at age 65 and equal to 1.5% of the participant's five-year average monthly eligible earnings times such participant's years of service. Participants are 100% vested in their benefit upon completing 5 years of vesting service.

Normal retirement under the plan is age 65. Employees who terminate employment prior to age 55 may receive a reduced deferred vested retirement benefit payable as early as age 55 that is actuarially equivalent to the normal retirement benefit (i.e., reduced by 7% per year for the first 5 years preceding age 65, and reduced by 6% for each additional year thereafter). Employees who are at least age 55 with 10 years of vesting service upon termination from Entergy Corporation are entitled to a subsidized early retirement benefit beginning as early as age 55. The subsidized early retirement benefit is equal to the normal retirement benefit reduced by 2% per year for each year that early retirement precedes age 65.

Mr. Packer and Mr. Domino are eligible for subsidized early retirement benefits.

Nonqualified Retirement Benefits

The Named Executive Officers are eligible to participate in certain nonqualified retirement benefit plans that provide retirement income, including the PEP, the SRP, and the SERP. Each of these plans is an unfunded nonqualified defined benefit pension plan that provides benefits to key management employees. In these plans, each described below, an executive is typically enrolled in one or more plans but only paid the amount due under the plan that provides the highest benefit, except that participants in the SRP are also eligible for benefits under the PEP. In general, upon disability, participants in the PEP and the SERP remain eligible for continued service credits until recovery or retirement. Generally, spouses of participants who die before commencement of benefits may be eligible for a portion of the participant's accrued benefit.

All of the Named Executive Officers (other than Mr. Leonard and Mr. Lewis) participate in both the PEP and SERP. Mr. Packer is the only Named Executive Officer who also participates in the SRP.

The PEP

All of the Named Executive Officers (with the exception of Mr. Leonard) are participants in the PEP. The benefit provisions are substantially the same as the qualified retirement plan but provide two additional benefits: (a) "restorative benefits" intended to offset limitations on certain earnings that may be considered in connection with the qualified retirement plan and (b) supplemental credited service (if granted to an individual participant). The benefits under this plan are offset by benefits payable from the qualified retirement plan and may be offset by prior employer benefits. Participants may elect to receive their PEP benefit in the form of a monthly annuity or an actuarially equivalent lump sum payment. The PEP benefit attributable to supplemental credited service is not vested until age 65. Subject to the approval of the Entergy System company employer, an employee who terminates employment prior to age 65 may be vested in his or her benefit, with payment of the benefit beginning as early as age 55. Benefits payable prior to age 65 are subject to the same reductions as qualified plan benefits.

The SRP

Mr. Packer is the only Named Executive Officer who is currently in the SRP. The SRP provides that, under certain circumstances, a participant may receive a monthly retirement benefit payment for 120 months or elect a lump sum payment, as further described in the CD&A. The SRP benefit is not vested until age 65. Subject to the approval of the Entergy System company employer, an employee who terminates employment prior to age 65 may be vested in his or her benefit, with payment of the benefit beginning as early as age 55. Benefits payable prior to age 65 may be subject to certain reductions if the participant has less than 10 years of service.

The SERP

All Named Executive Officers (except Mr. Leonard and Mr. Lewis) are participants in the SERP. The SERP provides a monthly benefit payable for the employees' lifetime beginning at age 65, as further described in the CD&A. The SERP benefit is not vested until age 65. Subject to the approval of the Entergy System company employer, an employee who terminates his or her employment prior to age 65 may be vested in the SERP benefit, with payment of the benefit beginning as early as age 55. Benefits payable prior to age 65 are subject to the same reductions as qualified plan benefits. Further, in the event of a change in control, participants in the SERP are also eligible for subsidized early retirement as early as age 55 even if they do not currently meet the age or service requirements for early retirement under that plan or have company permission to separate from employment.

Mr. Leonard's Nonqualified Supplemental Retirement Benefit

Mr. Leonard's retention agreement (as further discussed below) provides that, in lieu of his participation in the PEP and the SERP, upon the termination of his employment (unless such termination is for Cause, as defined in the agreement), he will be entitled to receive a benefit equal to 60% of his final three-year average compensation (as defined under the SERP) calculated as a single life annuity and available in a lump sum. This benefit will be reduced by other benefits to which he is entitled from the Entergy Corporation-sponsored qualified Pension Plan or prior employer plans.

Additional Information

For a description of the material terms and conditions of payments and benefits available under the retirement plans, including each plan's normal retirement payment and benefit, benefit formula and eligibility standards, specific elements of compensation included in applying the payment and benefit formula, and Entergy Corporation's policies with regard to granting extra years of credited service, see "Compensation Discussion and Analysis -- Benefits, Perquisites, Agreements and Post-Termination Plans -- Pension Plan, Pension Equalization Plan, Supplemental Retirement Plan and System Executive Retirement Plan." For a discussion of the relevant assumptions used in valuing these liabilities, see Note 11 to the Financial Statements.

2006 Nonqualified Deferred Compensation

The following table provides information regarding the EDCP and the EOP, which allow for the deferral of compensation for the Named Executive Officers. For additional information, see "Benefits, Perquisites, Agreements and Post-Termination Plans --Executive Deferred Compensation" in Compensation Discussion and Analysis. All Named Executive Officers except Mr. Lewis are eligible to participate in the deferral programs.

All deferrals are credited to the applicable Entergy System company employer's non-funded liability account. Depending on the payment deferred, the Named Executive Officers may elect investment in either phantom Company common stock or one or more of several investment options under the Savings Plan. Within limitations of the program, participating Named Executive Officers may move funds from one deemed investment option to another. The participating Named Executive Officers do not have the ability to withdraw funds from the deemed investment accounts except within the terms provided in their deferral elections. Within the limitations prescribed by law as well as the program, participating Named Executive Officers have the option to make a successive deferral of these funds. Assuming a Named Executive Officer does not elect a successive deferral, the Entergy System company employer of the participant is obligated to pay the amount credited to the participant's account at the conclusion of their deferral. These payments are paid out of the general assets of the employer.

FICA and Medicare taxes are paid on all deferred amounts prior to their deferral. Applicable federal and state taxes are paid at the conclusion of their deferral. Employees are not eligible for a "match" of amounts that are deferred by them pursuant to the deferred compensation programs. With the exception of allowing for the deferral of federal and state taxes, the Entergy System company employer provides no additional benefit to the Named Executive Officers in connection with amounts deferred under the EDCP. The deemed investment options available to participating Named

Executive Officers are limited to certain deemed investment options available to all non-officer employees under the Savings Plan. Deferred amounts are deemed credited with earnings or losses based on the rate of return of deemed investment options (under the EDCP) or Entergy Corporation common stock (under the EOP or 2007 Equity Plan). In 2006, the Personnel Committee approved a number of recommendations to simplify the deferral programs and reduce the number of options available to the Named Executive Officers.

Name (a)	Executive Contributions in 2006 (1) (b)	Registrant Contributions in 2006 (c)	Aggregate Earnings in 2006 (2) (d)	Aggregate Withdrawals/ Distributions (e)	Aggregate Balance at December 31, 2006 (f)

E. Renae Conley	$ -	$ -	$891,668	($ 664,071)	$3,707,571

Leo P. Denault	$ -	$ -	$831,366	$ -	$3,773,268

Joseph F. Domino	$210,721	$ -	$125,561	($ 670,428)	$1,309,307

J. Wayne Leonard	$ -	$ -	$4,089,784	$ -	$15,023,766

Jay A. Lewis	$ -	$ -	$ -	$ -	$ -

Hugh T. McDonald	$277,649	$ -	$754,690	$ -	$3,931,498

Daniel F. Packer	$ -	$ -	$188,799	($125,302)	$695,399

Carolyn C. Shanks	$210,057	$ -	$364,010	($587,990)	$1,936,660

Richard J. Smith	$160,160	$ -	$1,655,886	$ -	$7,252,378

(1)	Amounts in this column are included in columns (c) and (g) in the 2006 Summary Compensation Table for Mr. McDonald and in the 2005 Summary Compensation Table for Mr. Domino, Ms. Shanks and Mr. Smith.
(2)	Amounts in this column are not included in the Summary Compensation Table.

Potential Payments upon Termination or Change in Control

Entergy Corporation has entered into individual retention agreements with Mr. Leonard and Mr. Denault, and Mr. Smith's Entergy System company employer has entered an individual retention agreement with Mr. Smith. In addition, Entergy Corporation has plans and other arrangements that provide compensation to the Named Executive Officers if the officer's employment is terminated under specified conditions, including in the event of a change in control of Entergy Corporation. In accordance with Code section 409A, the Named Executive Officers have made benefit payment elections with respect to certain deferred compensation benefits to which they may be entitled and may not receive such benefits until six months following the date of their separation from service.

Retention Agreements

J. Wayne Leonard

Mr. Leonard's retention agreement provides that if his Entergy System company employment is terminated for any reason other than for cause, he will be entitled to a non-qualified supplemental retirement benefit in lieu of participation in Entergy Corporation's non-qualified supplemental retirement plans such as the SERP or the PEP. If Mr. Leonard's employment is terminated for cause, he will forfeit his non-qualified supplemental retirement benefit and be entitled only to any accrued and unpaid salary, compensation and benefits payable to him through the termination date, and normal post-termination compensation and benefits as such payments become due in accordance with the retirement, insurance and other compensation or benefit plans, programs and arrangements in which he participates.

Mr. Leonard's non-qualified supplemental retirement benefit is calculated as a single life annuity equal to 60% of his final monthly compensation (as defined under the SERP), reduced to account for benefits payable to Mr. Leonard under Entergy Corporation's and a former employer's qualified pension plans. The benefit is payable in a single lump sum, or as periodic payments, as elected by Mr. Leonard in accordance with Internal Revenue Code Section 409A. If elected, periodic payments will be due for Mr. Leonard's life, and then a reduced benefit of 50% will be due for the life of his spouse. Because Mr. Leonard attained the age of 55 during 2005, Mr. Leonard is currently entitled under his retention agreement to his non-qualified supplemental retirement benefit if he were to leave Entergy System company employment other than as the result of a termination for cause.

The retention agreement with Mr. Leonard further provides that, subject to the provisions of Internal Revenue Code Section 409A, if his employment is terminated while a change in control is pending (i) by him for good reason, (ii) by Entergy Corporation other than for cause, or (iii) on account of disability or death, he will also be entitled to:

  a lump sum cash severance payment equal to 2.99 times the sum of his base salary plus the greatest of (i) the annual incentive award actually awarded to him for the fiscal year prior to the termination date, (ii) his target annual incentive award for the fiscal year in which the termination date occurs and (iii) his target annual incentive award for the fiscal year within which falls the 90th day preceding a change in control;
  a pro rata annual incentive award, based on an assumed maximum annual achievement of applicable performance goals;
  the number of performance units awarded to him with respect to any performance period that includes the termination date, based upon an assumed target payout level with respect to such performance periods (or based upon an assumed maximum payout level under certain circumstances surrounding a change in control);
  the vesting of, and lapse of restrictions on, all restricted shares, stock options and other awards (excluding performance units) granted prior to the date of termination, and the extension of the period during which stock options shall be exercisable for the remainder of the ten-year term extending from the grant date;
  any accrued and unpaid salary, compensation and benefits payable to him through the termination date; and
  normal post-termination compensation and benefits as such payments become due in accordance with our retirement, insurance and other compensation or benefit plans, programs and arrangements.

Leo P. Denault

The retention agreement with Mr. Denault provides that, if Mr. Denault's employment is terminated prior to his attainment of age 55 (i) by him for good reason or (ii) by his Entergy System company employer other than for cause or disability, he will be entitled to:

  a lump sum cash severance payment equal to 2.99 times the sum of his base salary plus the greatest of (i) the annual incentive award actually awarded to him for the fiscal year prior to the termination date, (ii) his target annual incentive award for the fiscal year in which the termination date occurs and (iii) his target annual incentive award for the fiscal year in which the retention agreement became effective;
  the number of performance units awarded to him with respect to any performance period that includes the termination date, based upon an assumed target payout level with respect to such performance periods;
  the vesting of, and lapse of restrictions on, all restricted shares, stock options and other awards (excluding performance units) granted under the 2007 Plan (but not the EOP) prior to the date of termination;
  any accrued and unpaid salary, compensation and benefits payable to him through the termination date;
  normal post-termination compensation and benefits as such payments become due in accordance with our retirement, insurance and other compensation or benefit plans, programs and arrangements; and
  COBRA continuation coverage, as subsidized by us, for a period ending on the earlier of the applicable COBRA continuation period or 18 months from his termination date.

If Mr. Denault's employment is terminated (i) on or after he attains age 55, (a) by him for good reason or (b) by his Entergy System company employer other than for cause or disability, or (ii) at any time on account of death or disability, he will instead be entitled to:

  15 additional "Years of Service" under the SERP for purposes of computing his SERP benefit, and (except for termination as a result of death) automatic permission to retire for the purpose of being eligible to receive benefits then payable under the SERP;
  the number of performance units awarded to him with respect to any performance period that includes the termination date, based upon an assumed target payout level with respect to such performance periods;
  the vesting of, and lapse of restrictions on, all restricted shares, stock options and other awards (excluding performance units) granted under the 2007 Plan (but not the EOP) prior to the date of termination;
  any accrued and unpaid salary, compensation and benefits payable to him through the termination date; and
  normal post-termination compensation and benefits as such payments become due in accordance with our retirement, insurance and other compensation or benefit plans, programs and arrangements.

If Mr. Denault's employment is terminated (i) for cause at any time or (ii) before age 55, by him other than for good reason, death or disability, then he will be entitled only to:

  any accrued and unpaid salary, compensation and benefits payable to him through the termination date; and
  normal post-termination compensation and benefits as such payments become due in accordance with our retirement, insurance and other compensation or benefit plans, programs and arrangements.

If his employment is terminated for any reason on or after age 55 other than (i) by him for good reason, (ii) by his Entergy System company employer other than for cause or disability or (iii) on account of his death, he will be entitled to:

  15 additional "Years of Service" under the SERP for purposes of computing his SERP benefit;
  any accrued and unpaid salary, compensation and benefits payable to him through the termination date; and
  normal post-termination compensation and benefits as such payments become due in accordance with our retirement, insurance and other compensation or benefit plans, programs and arrangements.

Richard J. Smith

The retention agreement with Mr. Smith provides that Mr. Smith will be paid a retention payment of $525,000 on each of the first three anniversaries of a change in control if he remains employed by the surviving company on each of those dates. The agreement also provides that upon termination of employment while a change in control is pending and for three years following a change in control (a) by Mr. Smith for good reason or by his Entergy System company employer other than for cause, or (b) on account of Mr. Smith's death or disability, he will be entitled to:

  a lump sum cash payment equal to the unpaid installments, if any, of the retention payments described above;
  the number of performance units awarded to him with respect to any performance period that includes the termination date, based upon an assumed target payout level with respect to such performance periods;
  the vesting of, and lapse of restrictions on, all restricted shares, stock options and other awards (excluding performance units) granted prior to the date of termination, and the extension of the period during which stock options shall be exercisable for the remainder of the ten-year term extending from the grant date;

  any accrued and unpaid salary, compensation and benefits payable to him through the termination date; and
  normal post-termination compensation and benefits as such payments become due in accordance with our retirement, insurance and other compensation or benefit plans, programs and arrangements.

If Mr. Smith's employment is terminated at any time for cause or by him without good reason, he will be entitled only to:

  any accrued and unpaid salary, compensation and benefits payable to him through the termination date; and
  normal post-termination compensation and benefits as such payments become due in accordance with our retirement, insurance and other compensation or benefit plans, programs and arrangements.

In addition to the payments and benefits described above, each of the retention agreements entitles the officer to receive a "gross-up" payment to compensate him for any excise tax imposed on payments or benefits received pursuant to the agreement or any other plan, arrangement or agreement with us. Furthermore each officer will be subject to non-competition and non-disparagement provisions for a period of two years following the termination date. If the officer violates either of these provisions, he will forfeit future payments under the agreement and must repay amounts previously paid (in each case, other than accrued and unpaid compensation and normal post-retirement benefits). The definitions of "cause," "good reason" and "disability" in each of these agreements are substantially the same as the definitions of such terms in our SECPs, as discussed below under "Termination Related to a Change in Control."

Termination Related to a Change in Control

All of the Named Executive Officers (other than Mr. Lewis) participate in one of Entergy Corporation's two System Executive Continuity Plans (the "SECPs"), which entitle them to certain benefits if their employment is terminated other than for "cause" or if they terminate their employment for "good reason," in each case within a "change in control period" (defined as the period commencing 90 days prior and ending 24 months following a change in control). Generally, a "change in control" is defined to include (i) the purchase of 25% or more of either Entergy Corporation common stock or the combined voting power of Entergy Corporation voting securities, (ii) the merger or consolidation of Entergy Corporation (unless the individuals serving on the board of directors of Entergy Corporation constitute at least a majority of the board of directors of the surviving entity), (iii) the liquidation, dissolution or sale of all or substantially all of Entergy Corporation's assets, or (iv) a change in the composition of the board of directors of Entergy Corporation such that during any two-year period, the individuals serving at the beginning of such period cease to constitute a majority of the board of directors of Entergy Corporation.

Under the SECPs, a Named Executive Officer's employment may be terminated for "cause" if he or she engages in any of a list of certain specified activities, including (i) the willful and continuing failure to substantially perform his or her duties that has not been cured within 30 days of receiving written demand from the board of directors of Entergy Corporation, (ii) willfully engaging in conduct that is demonstrably and materially injurious to Entergy Corporation or any one of the Subsidiaries, (iii) a conviction of or guilty plea to a felony or other crime that may have a material adverse effect on the executive's ability to carry out his or her duties or on the reputation of Entergy Corporation or any of the Subsidiaries, (iv) a material violation of any agreement with Entergy Corporation or any of the Subsidiaries, or (v) unauthorized disclosure of confidential information of Entergy Corporation or the Subsidiaries.

Under the SECPs, a Named Executive Officer may terminate his or her employment for "good reason" related to a change in control if, without his or her express written consent, (i) the nature or status of his or her duties and responsibilities is substantially altered or reduced from those enjoyed prior to the change in control, (ii) his or her base salary is reduced 5% or more, (iii) he or she is required to be based at a location outside of the continental United States and other than his or her primary work location prior to the change in control, (iv) any compensation plan in which he or she participated prior to the change in control is discontinued, unless an equitable arrangement has been made with respect to such plan, or his or her participation in any such plan is materially less favorable than prior to the change in control, (v) he or she is not provided with benefits substantially similar to those enjoyed prior to the change in control or the number of vacation days to which he or she is entitled prior to the change in control, or (vi) his or her employment is purported to be terminated other than in accordance with the requirements of the SECP.

If a Named Executive Officer's employment is terminated other than for cause, or if he or she terminates his or her employment for good reason, in each case related to a change in control, he or she is entitled under the SECPs and the EOP to:

  a cash severance payment equal to three times base salary and target bonus payable in a single sum distribution, except that this cash severance payment is limited to 2.99 times the sum of base salary and applicable annual incentive bonus for participants who have joined an SECP since March 2004 and for Mr. Leonard and Mr. Denault, who elected to be subject to this limitation;
  the number of performance units granted under the PUP with respect to any period that precedes or includes the beginning of the change in control period, based on the assumed achievement of applicable performance targets, but subject to forfeiture as described below;
  with the exception of performance units, immediate vesting of and the lifting of restrictions on all awards granted under the EOP;
  continued medical and dental insurance coverage for three years, but subject to offset for any similar coverage provided by the executive's new employer;
  the normal post-termination compensation and benefits determined under, and paid in accordance with, our retirement, insurance and other compensation or benefits plans, programs and arrangements; and
  a "gross-up" payment to compensate for any excise taxes incurred by the executive as a result of payments or benefits received in connection with change in control or the executive's termination of employment (whether pursuant to the terms of the SECPs or any other plan, arrangement or agreement).

The executive may elect to receive all awards payable to him or her under the EOP on the first day of any month following his or her termination other than for cause or for good reason related to a change in control. Perquisites are not available after the separation date.

Under certain circumstances, the payments and benefits received by a Named Executive Officer pursuant to the SECPs may be forfeited and, in certain cases, subject to repayment. Benefits are no longer payable under the SECPs, and unvested performance units under the PUP are subject to forfeiture, if (i) the executive accepts employment with an Entergy System company employer, (ii) the executive elects to receive the benefits of another severance or separation program, (iii) the executive removes, copies or fails to return any property belonging to Entergy Corporation or the Subsidiaries, (iv) the executive discloses non-public data or information concerning Entergy Corporation or any of the Subsidiaries or (v) the executive violates his or her non-competition provision, which provisions generally run for two years but extend to three years if permissible under applicable law. Furthermore, if the executive discloses non-public data or information concerning Entergy Corporation or any of the Subsidiaries or violates his or her non-competition provision, he or she is required to repay any benefits previously received under the SECPs.

In addition to participation in the SECPs, upon completion of a transaction resulting in a change in control of Entergy Corporation, benefits already accrued under our SERP, PEP and SRP, if any, and awards granted under the EOP, if any, will become fully vested if the executive is involuntarily terminated without "cause" or terminates employment for "good reason" (as such terms are defined in such plans, which correspond to the definitions for such terms included in the SECPs).

Termination Not Related to a Change in Control

Entergy Corporation's compensation, benefit and retirement plans, including without limitation the Pension Plan, the PEP, the SERP, the SRP, the EAIP, the MIP, the PUP, the EOP, the 2007 Equity Plan, and the terms of the individual grants hereunder (the "General Compensation Plans"), describe the treatment of outstanding awards or benefits granted under those plans if the participant's employment is terminated due to one of the triggering events described below. In the event of any inconsistency with the descriptions below and the description of payments and benefits above to which Mr. Leonard, Mr. Denault, Mr. Smith, or Ms. Shanks are entitled pursuant to the terms of their respective agreements with respect to any termination event, the terms of the agreements control.

Termination for Cause

If a Named Executive Officer's employment is terminated for "cause" (as defined in the SECPs and described above under "Termination Related to a Change in Control"), he or she is generally entitled under the General Compensation Plans to the same compensation and separation benefits described below under "Voluntary Resignation."

Voluntary Resignation

If a Named Executive Officer voluntarily resigns from his Entergy System company employment, he or she is entitled under the General Compensation Plans to all accrued benefits and compensation as of the separation date, including qualified pension benefits (if any) and other post-employment benefits on terms consistent with those generally available to our other salaried employees. In the case of voluntary resignation, the officer would forfeit all unvested stock options and RUs as well as any perquisites to which he or she is entitled as an officer. In addition, the officer would forfeit, except as described below, his or her right to receive incentive payments under the PUP or the EAIP. If the officer resigns after the completion of an EAIP or PUP performance period, he or she could receive a payout under the PUP based on the outcome of the performance cycle and could, at Entergy Corporation's discretion, receive an annual incentive payment under the EAIP. Any vested stock options held by the officer as of the separation date will expire the earlier of ten years from date of grant or 90 days from the last day of active employment.

Retirement

Under our retirement plans, a Named Executive Officer's eligibility for retirement benefits is based on a combination of age and years of service. Normal retirement is defined as age 65. Early retirement is defined under the qualified retirement plan as minimum age 55 with 10 years of service, and in the case of the SERP, SRP, and supplemental credited service under the PEP, the consent of Entergy System company employer.

Upon a Named Executive Officer's retirement, he or she is entitled under the General Compensation Plans to all accrued benefits and compensation as of the separation date, including qualified pension benefits and other post-employment benefits consistent with those generally available to salaried employees. The annual incentive payment under the EAIP is pro-rated based on the actual number of days employed during the performance year in which the retirement date occurs. Similarly, payments under the PUP are pro-rated based on the actual number of days employed, in each outstanding performance cycle, in which the retirement date occurs. In each case, payments are delivered at the conclusion of each annual or performance cycle, consistent with the timing of payments to active participants in the EAIP and the PUP, respectively.

Unvested stock options issued under our EOP vest on the retirement date and expire ten years from the grant date. Any RUs held (other than those issued by the PUP) by the executive upon his or her retirement are forfeited, and perquisites (other than short-term financial counseling services) are not available following the separation date.

Disability

If a Named Executive Officer's employment is terminated due to disability, he or she is generally entitled under the General Compensation Plans to the same compensation and separation benefits described above under "Retirement," except that restricted units may be subject to specific disability benefits (as noted, where applicable, in the tables below).

Death

If a Named Executive Officer dies while actively employed by an Entergy System company employer, he or she is generally entitled under the General Compensation Plans to the same compensation and separation benefits described above under "Retirement," except that (i) all unvested stock options are forfeited, (ii) vested stock options will expire the earlier of ten years from the grant date or three years following the executive's death and (iii) RUs may be subject to specific death benefits (as noted, where applicable, in the tables below).

Estimated Payments

The tables below reflect the amount of compensation each named executive officer would receive upon the occurrence of the specified separation triggering events, based on available programs and specific agreements with each executive. The tables assume the separation was effective on December 29, 2006, the last business day of our last fiscal year, and our stock price is $92.32, which was the closing market price on such date.

E. Renae Conley
President & CEO, Entergy LA

The following table shows certain payments and benefits, excluding vested or earned awards and benefits, which our President & CEO, Entergy LA would have been entitled to receive as a result of a termination of her employment under various scenarios as of December 29, 2006:

Benefits and Payments Upon Termination(1)	Voluntary Resignation	For Cause	Termination for Good Reason or Not for Cause	Retirement(6)	Disability	Death	Termination Related to a Change in Control(5)

Severance Payment(2)	---	---	---	---	---	---	$1,212,800
Performance Units:(3)
2005-2007 PUP	---	---	---	---	$166,176	$166,176	$249,264
2006-2008 PUP	---	---	---	---	$73,856	$73,856	$221,568

Unvested Stock Options(4)	---	---	---	---	$765,701	---	$765,701
280G Tax Gross-up	---	---	---	---	---	---	---

1

In addition to the payments and benefits in the table, Ms. Conley also would have been entitled to receive her vested pension benefits. For a description of the pension benefits available to Named Executive Officers, see "2006 Pension Benefits." If Ms. Conley's employment were terminated under certain conditions relating to a change in control, she would also be eligible for early retirement benefits, which are described in "2006 Pension Benefits." If Ms. Conley's employment were terminated "for cause," she would forfeit her supplemental credited service and SERP supplemental benefits.

2

In the event of a termination related to a change in control, Ms. Conley would be entitled to receive pursuant to the System Executive Continuity Plan a lump sum severance payment equal to two times her base salary plus annual incentive, calculated at target opportunity.

3

In the event of a change in control, Ms. Conley would have been entitled to receive pursuant to the System Executive Continuity Plan a lump sum payment relating to her PUP units. The payment is calculated as if all performance goals relating to the particular PUP cycles were achieved at target level for the entire performance period. The payment is accelerated to a lump payment on the date of the change of control. For purposes of the table, the value of Ms. Conley's awards have been calculated as follows:

2005 - 2007 Plan - 2,700 performance units at target, assuming a stock price of $92.32

2006 - 2008 Plan - 2,400 performance units at target, assuming a stock price of $92.32

For scenarios other than a termination related to a change in control, participants in the PUP, including Ms. Conley, are eligible to receive an award as defined by the terms and conditions of the PUP. With respect to death or disability, the award is pro-rated based on the number of months of participation in each PUP performance cycle. The amount of the award is based on actual performance achieved, with a stock price set as of the end of the performance period, and payable in the form of a lump sum after the completion of the performance period.

4

In the event of disability or a change in control qualifying event, Ms. Conley's unvested stock options would immediately vest. For purposes of this table, we assumed that Ms. Conley exercised her options immediately upon vesting and received proceeds equal to the difference between the closing price of common stock on December 29, 2006, and the applicable exercise price of each option share.

5

Pursuant to the System Executive Continuity Plan, in a change in control qualifying event, Ms. Conley would be eligible to receive subsidized medical and dental benefits for a period of 24 months, the value of which as of December 29, 2006 was $21,450.

6

As of December 29, 2006 Ms. Conley was not eligible to retire from Entergy's qualified retirement plan; consequently, compensation and benefits available under this scenario are substantially the same as available with a voluntary resignation.

Leo P. Denault
Executive Vice President and Chief Financial Officer

The following table shows certain payments and benefits, excluding vested or earned awards and benefits, which our Executive Vice President and Chief Financial Officer would have been entitled to receive as a result of a termination of his employment under various scenarios as of December 29, 2006:

Benefits and Payments Upon Termination(1)	Voluntary Resignation	For Cause	Termination for Good Reason or Not for Cause(5)	Retirement(6)	Disability	Death	Termination Related to a Change in Control(5)

Severance Payment(2)	---	---	$2,775,318	---	---	---	$2,775,318
Performance Units:(3)
2005-2007 PUP	---	---	$553,920	---	$553,920	$553,920	$553,920
2006-2008 PUP	---	---	$553,920	---	$553,920	$553,920	$553,920

Unvested Stock Options(4)	---	---	$2,154,304	---	$2,154,304	$2,154,304	$2,154,304
280G Tax Gross-up	---	---	---	---	---	---	$2,287,248

1

In addition to the payments and benefits in the table, Mr. Denault also would have been entitled to receive his vested pension benefits. For a description of the pension benefits available to Named Executive Officers, see "2006 Pension Benefits." If Mr. Denault's employment were terminated under certain conditions relating to a change in control, he would also be eligible for early retirement benefits, which are described in "2006 Pension Benefits." If Mr. Denault's employment were terminated "for cause," he would forfeit his supplemental credited service and SERP supplemental benefits.

2

In the event of a termination related to a change in control or a termination for good reason or not for cause, Mr. Denault would be entitled to receive pursuant to his retention agreement a lump sum severance payment equal to 2.99 times the sum of his base salary plus annual incentive, calculated at target opportunity.

3

In the event of a termination related to a change in control or a termination for good reason or other than for cause, disability or death, Mr. Denault is entitled to receive under the terms of his retention agreement a lump sum payment relating to his performance units. The payment is calculated as if all performance goals relating to the particular PUP cycle were achieved at target level for the entire performance period. For purposes of the table, the value of Mr. Denault's performance units has been calculated as follows:

2005 - 2007 Plan - 6,000 performance units at target, assuming a stock price of $92.32

2006 - 2008 Plan - 6,000 performance units at target, assuming a stock price of $92.32

4

In the event of termination related to a change in control, termination for good reason or other than for cause, disability or death, Mr. Denault's unvested stock options would immediately vest pursuant to his retention agreement. For purposes of this table, we assumed that Mr. Denault exercised his options immediately upon vesting and received proceeds equal to the difference between the closing price of common stock on December 29, 2006, and the applicable exercise price of each option share.

5

Pursuant to his retention agreement, in a termination other than for cause, Mr. Denault would have been eligible to receive company subsidized COBRA benefits for a period of 18 months the value of which as of December 29, 2006 was $12,727. In a change in control qualifying event, Mr. Denault would be eligible to receive subsidized medical and dental benefits for a period of 36 months, the value of which as of December 29, 2006 was $25,453.

6

As of December 29, 2006 Mr. Denault is not eligible to receive retirement benefits pursuant to the terms of Entergy Corporation's qualified retirement plan; consequently, compensation and benefits available under this scenario are substantially the same as available with a voluntary resignation.

Joseph F. Domino
President & CEO, Entergy TX

The following table shows certain payments and benefits, excluding vested or earned awards and benefits, which our President & CEO, Entergy TX would have been entitled to receive as a result of a termination of his employment under various scenarios as of December 29, 2006:

Benefits and Payments Upon Termination(1)	Voluntary Resignation	For Cause	Termination for Good Reason or Not for Cause	Retirement(6)	Disability	Death	Termination Related to a Change in Control(5)

Severance Payment(2)	---	---	---	---	---	---	$445,500
Performance Units:(3)
2005-2007 PUP	---	---	---	$80,011	$80,011	$80,011	$120,016
2006-2008 PUP	---	---	---	$33,851	$33,851	$33,851	$101,552

Unvested Stock Options(4)	---	---	---	$440,488	$440,488	---	$440,488
280G Tax Gross-up	---	---	---	---	---	---	---

1

In addition to the payments and benefits in the table, Mr. Domino also would have been entitled to receive his vested pension benefits. For a description of the pension benefits available to Named Executive Officers, see "2006 Pension Benefits." If Mr. Domino's employment were terminated under certain conditions relating to a change in control, he would also be eligible for early retirement benefits, which are described in "2006 Pension Benefits." If Mr. Domino's employment were terminated "for cause," he would forfeit his SERP and other similar supplemental benefits.

2

In the event of a termination related to a change in control, Mr. Domino would be entitled to receive pursuant to the System Executive Continuity Plan a lump sum severance payment equal to one times the sum of his base salary plus annual incentive, calculated at target opportunity.

3

In the event of a change in control, Mr. Domino would have been entitled to receive pursuant to the System Executive Continuity Plan a lump sum payment relating to his performance units. The payment is calculated as if all performance goals relating to the particular PUP cycles were achieved at target level for the entire performance period. The payment is accelerated to a lump payment on the date of the change of control. For purposes of the table, the value of Mr. Domino's awards was calculated as follows:

2005 - 2007 Plan - 1,300 performance units at target, assuming a stock price of $92.32

2006 - 2008 Plan - 1,100 performance units at target, assuming a stock price of $92.32

For scenarios other than a termination related to a change in control, participants in the PUP, including Mr. Domino, are eligible to receive an award as defined by the terms and conditions of the PUP. With respect to death, disability or retirement (as Mr. Domino is eligible for retirement), the award is pro-rated based on the number of months of participation in each PUP performance cycle. The amount of the award is based on actual performance achieved, with a stock price set as of the end of the performance period, and payable in the form of a lump sum after the completion of the performance period.

4

In the event of retirement, disability or a change in control qualifying event, Mr. Domino's unvested stock options would immediately vest. For purposes of this table, we assumed that Mr. Domino exercised his options immediately upon vesting and received proceeds equal to the difference between the closing price of common stock on December 29, 2006, and the applicable exercise price of each option share.

5

Pursuant to the System Executive Continuity Plan, in a change in control qualifying event, Mr. Domino would be eligible to receive subsidized medical and dental benefits for a period of 12 months, the value of which as of December 29, 2006 was $10,725.

6

As of December 29, 2006 Mr. Domino is eligible to retire from Entergy's qualified retirement plan; consequently, compensation and benefits available under this scenario are the same as available to substantially all exempt employees. For information regarding these vested benefits, see the Pension Benefits table included in this Form 10-K.

J. Wayne Leonard
Chairman and Chief Executive Officer

The following table shows certain payments and benefits, excluding vested or earned awards and benefits, which our Chairman and Chief Executive Officer would have been entitled to receive as a result of a termination of his employment under various scenarios as of December 29, 2006:

Benefits and Payments Upon Termination(1)	Voluntary Resignation	For Cause	Termination for Good Reason or Not for Cause	Retirement(7)	Disability	Death	Termination Related to a Change in Control

Annual Incentive Payment(2)	---	---	---	---	---	---	$2,366,000
Severance Payment(3)	---	---	---	---	---	---	$7,074,340
Performance Units:(4)
2005-2007 PUP	---	---	---	---	$2,111,051	$2,111,051	$3,166,576
2006-2008 PUP	---	---	---	---	$1,030,907	$1,030,907	$3,092,720

Unvested Stock Options(5)	---	---	---	---	$9,909,684	---	$9,909,684
Unvested Restricted Units(6)	---	---	$9,232,000	---	$9,232,000	$9,232,000	$9,232,000
280G Tax Gross-up	---	---	---	---	---	---	---

1

In addition to the payments and benefits in the table, Mr. Leonard also would have been entitled to receive his vested pension benefits. However, a "for cause" termination would result in forfeiture of the supplemental retirement benefit. For additional information regarding Mr. Leonard's vested benefits and awards, see "2006 Pension Benefits."

2

In the event of a termination related to a change in control, Mr. Leonard would have been entitled under his retention agreement to receive a lump sum payment of his cash annual incentive bonus under the EAIP calculated at maximum annual bonus opportunity. For purposes of this table, we have calculated the award in accordance with this agreement at 200% of target opportunity and assumed a base salary of $1,183,000.

3

In the event of a termination related to a change in control, Mr. Leonard would have been entitled to receive pursuant to his retention agreement a lump sum severance payment equal to the sum of 2.99 times his base salary plus target annual incentive (calculated at 100% of his base salary).

4

In the event of a termination related to a change in control, Mr. Leonard would have been entitled to receive under the terms of his retention agreement a lump sum payment relating to his performance units under PUP. The payment is calculated as if all performance goals relating to the particular PUP cycles were achieved at target level for the entire performance period. The payment is accelerated to a lump payment on the date of the change of control. For purposes of the table, we have calculated the value of Mr. Leonard's awards as follows:

2005 - 2007 Plan - 34,300 performance nits at target, assuming a stock price of $92.32

2006 - 2008 Plan - 33,500 performance nits at target, assuming a stock price of $92.32

For scenarios other than a termination related to a change in control, participants in the PUP, including Mr. Leonard, are eligible to receive an award as defined by the terms and conditions of the PUP; however, the award is not enhanced or accelerated by the termination event. With respect to death or disability, the award is pro-rated based on the number of months of participation in each PUP performance cycle. The amount of the award is based on actual performance achieved, with a stock price set as of the end of the performance period, and payable in the form of a lump sum after the completion of the performance period.

5

In the event of disability or a termination related to a change in control, Mr. Leonard's unvested stock options would immediately vest pursuant to his retention agreement. For purposes of this table, we assumed that Mr. Leonard exercised his options immediately upon vesting and received proceeds equal to the difference between the closing price of common stock on December 29, 2006, and the applicable exercise price of each option share.

6

Mr. Leonard's 100,000 RUs vest 50% in 2008 and 50% in 2009. Pursuant to his restricted unit agreement, any unvested RUs will vest immediately in the event of the termination of Mr. Leonard's employment by Mr. Leonard for good reason, by the Company other than for cause, or by reason of his death or disability.

7

As of December 29, 2006, Mr. Leonard is not eligible to receive retirement benefits pursuant to the terms of Entergy Corporation's qualified retirement plan; consequently, compensation and benefits available under this scenario are substantially the same as available with a voluntary resignation.

Jay A. Lewis
Vice President & Chief Financial Officer, Utility Operations Group

The following table shows certain payments and benefits, excluding vested or earned awards and benefits, which our Vice President & Chief Financial Officer, Utility Operations Group would have been entitled to receive as a result of a termination of his employment under various scenarios as of December 29, 2006:

Benefits and Payments Upon Termination(1)	Voluntary Resignation	For Cause	Termination for Good Reason or Not for Cause	Retirement(5)	Disability	Death	Termination Related to a Change in Control

Severance Payment(2)	---	---	---	---	---	---	---
Performance Units:(3)
2005-2007 PUP	---	---	---	---	---	---	---
2006-2008 PUP	---	---	---	---	---	---	---

Unvested Stock Options(4)	---	---	---	---	$49,348	---	---
280G Tax Gross-up	---	---	---	---	---	---	---

1

In addition to the payments and benefits in the table, Mr. Lewis would have been entitled to receive his vested pension benefits. For information regarding these vested benefits, see "2006 Pension Benefits."

2	Mr. Lewis does not participate in the SECP.
3	Mr. Lewis does not participate in the PUP.
4

In the event of disability, Mr. Lewis' unvested stock options would immediately vest. For purposes of this table, we assumed that Mr. Lewis exercised his options immediately upon vesting and received proceeds equal to the difference between the closing price of common stock on December 29, 2006, and the applicable exercise price of each option share.

5

As of December 29, 2006 Mr. Lewis is not eligible to receive retirement benefits pursuant to the terms of Entergy Corporation's qualified retirement plan; consequently, compensation and benefits available under this scenario are substantially the same as available with a voluntary resignation.

Hugh T. McDonald
President & CEO, Entergy AR

The following table shows certain payments and benefits, excluding vested or earned awards and benefits, which our President & CEO, Entergy AR would have been entitled to receive as a result of a termination of his employment under various scenarios as of December 29, 2006:

Benefits and Payments Upon Termination(1)	Voluntary Resignation	For Cause	Termination for Good Reason or Not for Cause	Retirement(6)	Disability	Death	Termination Related to a Change in Control(5)

Severance Payment(2)	---	---	---	---	---	---	$452,250
Performance Units:(3)
2005-2007 PUP	---	---	---	---	$80,011	$80,011	$120,016
2006-2008 PUP	---	---	---	---	$33,851	$33,851	$101,552

Unvested Stock Options(4)	---	---	---	---	$440,488	---	$440,488
280G Tax Gross-up	---	---	---	---	---	---	$714,978

1

In addition to the payments and benefits in the table, Mr. McDonald also would have been entitled to receive his vested pension benefits. For a description of the pension benefits available to Named Executive Officers, see "2006 Pension Benefits." If Mr. McDonald's employment were terminated under certain conditions relating to a change in control, he would also be eligible for early retirement benefits, which are described in "2006 Pension Benefits." If Mr. McDonald's employment were terminated "for cause," he would forfeit his SERP and other similar supplemental benefits.

2

In the event of a termination related to a change in control, Mr. McDonald would be entitled to receive pursuant to the System Executive Continuity Plan a lump sum severance payment equal to one times his base salary plus annual incentive, calculated at target opportunity.

3

In the event of a termination related to a change in control, termination for good reason or other than for cause or death, Mr. McDonald would have been entitled to receive pursuant to the System Executive Continuity Plan a lump sum payment relating to his performance units under the PUP. The payment is calculated as if all performance goals relating to the particular PUP cycles were achieved at target level for the entire performance period. The payment is accelerated to a lump payment on the date of the change of control. For purposes of the table, the value of Mr. McDonald's awards has been calculated as follows:

2005 - 2007 Plan - 1,300 performance units at target, assuming a stock price of $92.32

2006 - 2008 Plan - 1,100 performance units at target, assuming a stock price of $92.32

For scenarios other than a termination related to a change in control, participants in the PUP, including Mr. McDonald, are eligible to receive an award as defined by the terms and conditions of the PUP. With respect to death or disability, the award is pro-rated based on the number of months of participation in each PUP performance cycle. The amount of the award is based on actual performance achieved, with a stock price set as of the end of the performance period, and payable in the form of a lump sum after the completion of the performance period.

4

In the event of disability or a change in control qualifying event, Mr. McDonald's unvested stock options would immediately vest. For purposes of this table, we assumed that Mr. McDonald exercised his options immediately upon vesting and received proceeds equal to the difference between the closing price of common stock on December 29, 2006, and the applicable exercise price of each option share.

5

Pursuant to the System Executive Continuity Plan, in a change in control qualifying event, Mr. McDonald would be eligible to receive subsidized medical and dental benefits for a period of 12 months, the value of which as of December 29, 2006 was $14,420.

6

As of December 29, 2006 Mr. McDonald is not eligible to retire from Entergy's qualified retirement plan; consequently, compensation and benefits available under this scenario are substantially the same as available with a voluntary resignation.

Daniel Packer
President & CEO, Entergy New Orleans

The following table shows certain payments and benefits, excluding vested or earned awards and benefits, which our President & CEO, Entergy New Orleans would have been entitled to receive as a result of a termination of his employment under various scenarios as of December 29, 2006:

Benefits and Payments Upon Termination(1)	Voluntary Resignation	For Cause	Termination for Good Reason or Not for Cause	Retirement(6)	Disability	Death	Termination Related to a Change in Control(5)

Severance Payment(2)	---	---	---	---	---	---	$421,500
Performance Units:(3)
2005-2007 PUP	---	---	---	$80,011	$80,011	$80,011	$120,016
2006-2008 PUP	---	---	---	$33,851	$33,851	$33,851	$101,552

Unvested Stock Options(4)	---	---	---	$440,488	$440,488	---	$440,488
280G Tax Gross-up	---	---	---	---	---	---	---

1

In addition to the payments and benefits in the table, Mr. Packer also would have been entitled to receive his vested pension benefits. For a description of the pension benefits available to Named Executive Officers, see "2006 Pension Benefits." If Mr. Packer's employment were terminated under certain conditions relating to a change in control, he would also be eligible for early retirement benefits, which are described in "2006 Pension Benefits." If Mr. Packer's employment were terminated "for cause," he would forfeit his SERP and other similar supplemental benefits.

2

In the event of a termination related to a change in control, Mr. Packer would be entitled to receive pursuant to the System Executive Continuity Plan a lump sum severance payment equal to one times his base salary plus annual incentive, calculated at target opportunity.

3

In the event of a termination related to a change in control, Mr. Packer would have been entitled to receive pursuant to the System Executive Continuity Plan a lump sum payment relating to his performance units under the PUP. The payment is calculated as if all performance goals relating to the particular PUP cycles were achieved at target level for the entire performance period. The payment is accelerated to a lump payment on the date of the change of control. For purposes of the table, the value of Mr. Packer's awards has been calculated as follows:

2005 - 2007 Plan - 1,300 performance units at target, assuming a stock price of $92.32

2006 - 2008 Plan - 1,100 performance units at target, assuming a stock price of $92.32

For scenarios other than a termination related to a change in control, participants in the PUP, including Mr. Packer, are eligible to receive an award as defined by the terms and conditions of the PUP. With respect to death, disability or retirement (as Mr. Packer is eligible for retirement), the award is pro-rated based on the number of months of participation in each PUP performance cycle. The amount of the award is based on actual performance achieved, with a stock price set as of the end of the performance period, and payable in the form of a lump sum after the completion of the performance period.

4

In the event of retirement, disability or a change in control qualifying event, Mr. Packer's unvested stock options would immediately vest. For purposes of this table, we assumed that Mr. Packer exercised his options immediately upon vesting and received proceeds equal to the difference between the closing price of common stock on December 29, 2006, and the applicable exercise price of each option share.

5

Pursuant to the System Executive Continuity Plan, in a change in control qualifying event, Mr. Packer would be eligible to receive subsidized medical and dental benefits for a period of 12 months, the value of which as of December 29, 2006 was $4,096.

6

As of December 29, 2006 Mr. Packer is eligible to retire from Entergy's qualified retirement plan; consequently, compensation and benefits available under this scenario are the same as available to substantially all exempt employees. For information regarding these vested benefits, see the Pension Benefits table included in this Form 10-K.

Carolyn Shanks
President & CEO, Entergy MS

The following table shows certain payments and benefits, excluding vested or earned awards and benefits, which our President & CEO, Entergy MS would have been entitled to receive as a result of a termination of her employment under various scenarios as of December 29, 2006:

Benefits and Payments Upon Termination(1)	Voluntary Resignation	For Cause	Termination for Good Reason or Not for Cause	Retirement(7)	Disability	Death	Termination Related to a Change in Control(5)

Severance Payment(2)	---	---	---	---	---	---	$445,500
Performance Units:(3)
2005-2007 PUP	---	---	---	---	$80,011	$80,011	$120,016
2006-2008 PUP	---	---	---	---	$33,851	$33,851	$101,552

Unvested Stock Options(4)	---	---	---	---	$440,488	---	$440,488
Unvested Restricted Units(6)	---	---	---	---	---	---	$166,176
280G Tax Gross-up	---	---	---	---	---	---	---

1

In addition to the payments and benefits in the table, Ms. Shanks also would have been entitled to receive her vested pension benefits. For a description of the pension benefits available to Named Executive Officers, see "2006 Pension Benefits." If Ms. Shanks' employment were terminated under certain conditions relating to a change in control, she would also be eligible for early retirement benefits, which are described in "2006 Pension Benefits." If Ms. Shanks' employment were terminated "for cause," she would forfeit her SERP and other similar supplemental benefits.

2

In the event of a termination related to a change in control, Ms. Shanks would have been entitled to receive pursuant to the System Executive Continuity Plan a lump sum severance payment equal to one times her base salary plus annual incentive, calculated at target opportunity.

3

In the event of a termination related to a change in control, Ms. Shanks would have been entitled to receive pursuant to the System Executive Continuity Plan a lump sum payment relating to her performance units under the PUP. The payment is calculated as if all performance goals relating to the particular PUP cycles were achieved at target level for the entire performance period. The payment is accelerated to a lump payment on the date of the change of control. For purposes of the table, the value of Ms. Shanks' awards has been calculated as follows:

2005 - 2007 Plan - 1,300 performance units at target, assuming a stock price of $92.32

2006 - 2008 Plan - 1,100 performance units at target, assuming a stock price of $92.32

For scenarios other than a termination related to a change in control, participants in the PUP, including Ms. Shanks, are eligible to receive an award as defined by the terms and conditions of the PUP. With respect to death or disability, the award is pro-rated based on the number of months of participation in each PUP performance cycle. The amount of the award is based on actual performance achieved, with a stock price set as of the end of the performance period, and payable in the form of a lump sum after the completion of the performance period.

4

In the event of disability or a change in control qualifying event, Ms. Shanks' unvested stock options would immediately vest. For purposes of this table, we assumed that Ms. Shanks exercised her options immediately upon vesting and received proceeds equal to the difference between the closing price of common stock on December 29, 2006, and the applicable exercise price of each option share.

5

Pursuant to the System Executive Continuity Plan, in a change in control qualifying event, Ms. Shanks would be eligible to receive subsidized medical and dental benefits for a period of 12 months, the value of which as of December 29, 2006 was $10,723.

6	Ms. Shanks' 1,800 RUs vest in 2011. In the event of a change in control qualifying event, any unvested restricted units would vest immediately.
7

As of December 29, 2006 Ms. Shanks is not eligible to retire from Entergy's qualified retirement plan; consequently, compensation and benefits available under this scenario are substantially the same as available with a voluntary resignation.

Richard J. Smith
Group President, Utility Operations

The following table shows certain payments and benefits, excluding vested or earned awards and benefits, which our Group President, Utility Operations would have been entitled to receive as a result of a termination of his employment under various scenarios as of December 29, 2006:

Benefits and Payments Upon Termination(1)	Voluntary Resignation	For Cause	Termination for Good Reason or Not for Cause	Retirement(5)	Disability	Death	Termination Related to a Change in Control

Severance Payment(2)	---	---	---	---	---	---	$1,575,000
Performance Units:(3)
2005-2007 PUP	---	---	---	---	$369,280	$369,280	$553,920
2006-2008 PUP	---	---	---	---	$184,640	$184,640	$553,920

Unvested Stock Options(4)	---	---	---	---	$2,495,705	---	$2,495,705
280G Tax Gross-up	---	---	---	---	---	---	$2,370,633

1

In addition to the payments and benefits in the table, Mr. Smith also would have been entitled to receive his vested pension benefits. For a description of the pension benefits available to Named Executive Officers, see "2006 Pension Benefits." If Mr. Smith's employment were terminated under certain conditions relating to a change in control, he would also be eligible for early retirement benefits, which are described in "2006 Pension Benefits." If Mr. Smith's employment were terminated "for cause," he would forfeit his supplemental credited service and SERP supplemental benefits.

2	In the event of a termination related to a change in control, Mr. Smith would be entitled to receive pursuant to his retention agreement a lump sum severance payment equal $1,575,000.
3

In the event of a termination related to a change in control, Mr. Smith would have been entitled to receive pursuant to the System Executive Continuity Plan a lump sum payment relating to his performance units under the PUP. The payment is calculated as if all performance goals relating to the particular PUP cycles were achieved at target level for the entire performance period. The payment is accelerated to a lump payment on the date of the change of control. For purposes of the table, the value of Mr. Smith's awards has been calculated as follows:

2005 - 2007 Plan - 6,000 performance units at target, assuming a stock price of $92.32

2006 - 2008 Plan - 6,000 performance units at target, assuming a stock price of $92.32

For scenarios other than a termination related to a change in control, participants in the PUP, including Mr. Smith, are eligible to receive an award as defined by the terms and conditions of the PUP. With respect to death or disability, the award is pro-rated based on the number of months of participation in each PUP performance cycle. The amount of the award is based on actual performance achieved, with a stock price set as of the end of the performance period, and payable in the form of a lump sum after the completion of the performance period.

4

In the event of disability or a change in control qualifying event, Mr. Smith's unvested stock options would immediately vest. For purposes of this table, it was assumed that Mr. Smith exercised his options immediately upon vesting and received proceeds equal to the difference between the closing price of common stock on December 29, 2006, and the applicable exercise price of each option share.

5

As of December 29, 2006 Mr. Smith is not eligible to retire from Entergy's qualified retirement plan; consequently, compensation and benefits available under this scenario are substantially the same as available with a voluntary resignation.

Compensation of Directors

For information regarding compensation of the directors of Entergy Corporation, see the Proxy Statement under the heading "Director Compensation", which information is incorporated herein by reference. The Boards of Directors of Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans are comprised solely of employee directors who receive no compensation for service as directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Entergy Corporation owns 100% of the outstanding common stock of registrants Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi and Entergy New Orleans. The information with respect to persons known by Entergy Corporation to be beneficial owners of more than 5% of Entergy Corporation's outstanding common stock is included under the heading "Stockholders Who Own at Least Five Percent" in the Proxy Statement, which information is incorporated herein by reference. The registrants know of no contractual arrangements that may, at a subsequent date, result in a change in control of any of the registrants.

The following table sets forth the beneficial ownership of Common Stock of Entergy Corporation and stock-based units as of December 31, 2006 for all directors and Named Executive Officers. Unless otherwise noted, each person had sole voting and investment power over the number of shares of Common Stock and stock-based units of Entergy Corporation set forth across from his or her name.

Name	Shares (1)	Options Exercisable Within 60 Days	Stock Units (2)

Entergy Corporation
Maureen S. Bateman*	3,900	-	4,800
W. Frank Blount*	10,434	-	15,200
Simon D. deBree*	2,383	-	3,837
Leo P. Denault**	1,275	122,355	29,816
Gary W. Edwards*	800	-	631
Alexis Herman*	2,100	-	2,400
Donald C. Hintz*	6,490	-	1,600
J. Wayne Leonard***	13,725	1,768,598	159,707
Stuart L. Levenick*	800	-	631
James R. Nichols* (3)	7,294	-	16,226
William A. Percy, II* (4)	4,150	-	5,054
Mark T. Savoff**	452	44,532	219
Richard J. Smith**	7,396	292,937	60,262
W. J. Tauzin*	700	-	493
Gary J. Taylor**	1,270	154,831	8,562
Steven V. Wilkinson*	1,855	-	2,027
All directors and executive
officers as a group	80,071	2,773,249	344,310

Name	Shares (1)	Options Exercisable Within 60 Days	Stock Units (2)

Entergy Arkansas
Leo P. Denault***	1,275	122,355	29,816
J. Wayne Leonard**	13,725	1,768,598	159,707
Jay A. Lewis**	853	21,534	-
Hugh T. McDonald***	5,270	56,953	27,513
Mark T. Savoff*	452	44,532	219
Richard J. Smith***	7,396	292,937	60,262
All directors and executive
officers as a group	45,288	2,851,736	318,924

Entergy Gulf States
E. Renae Conley***	2,164	142,158	32,989
Leo P. Denault***	1,275	122,355	29,816
Joseph F. Domino***	7,534	39,122	2,860
J. Wayne Leonard**	13,725	1,768,598	159,707
Jay A. Lewis**	853	21,534	-
Mark T. Savoff*	452	44,532	219
Richard J. Smith***	7,396	292,937	60,262
All directors and executive
officers as a group	49,716	2,976,063	327,260

Entergy Louisiana
E. Renae Conley***	2,164	142,158	32,989
Leo P. Denault***	1,275	122,355	29,816
J. Wayne Leonard**	13,725	1,768,598	159,707
Jay A. Lewis**	853	21,534	-
Mark T. Savoff*	452	44,532	219
Richard J. Smith***	7,396	292,937	60,262
All directors and executive
officers as a group	42,182	2,936,941	324,400

Entergy Mississippi
Leo P. Denault***	1,275	122,355	29,816
J. Wayne Leonard**	13,725	1,768,598	159,707
Jay A. Lewis**	853	21,534	-
Mark T. Savoff*	452	44,532	219
Carolyn C. Shanks***	3,617	29,832	11,195
Richard J. Smith***	7,396	292,937	60,262
All directors and executive
officers as a group	43,635	2,824,615	302,606

Entergy New Orleans
Tracie L. Boutte*	1,932	9,499	6
Leo P. Denault**	1,275	122,355	29,816
J. Wayne Leonard**	13,725	1,768,598	159,707
Jay A. Lewis**	853	21,534	-
Daniel F. Packer***	581	23,832	5,042
Richard J. Smith**	7,396	292,937	60,262
Roderick K. West*	753	1,998	-
All directors and executive
officers as a group	43,284	2,830,112	296,459

*	Director of the respective Company
**	Named Executive Officer of the respective Company
***	Director and Named Executive Officer of the respective Company

(1)

The number of shares of Entergy Corporation common stock owned by each individual and by all directors and executive officers as a group does not exceed one percent of the outstanding Entergy Corporation common stock.

(2)

Represents the balances of phantom units each executive holds under the defined contribution restoration plan and the deferral provisions of the EOP. These units will be paid out in either Entergy Corporation Common Stock or cash equivalent to the value of one share of Entergy Corporation Common Stock per unit on the date of payout, including accrued dividends. The deferral period is determined by the individual and is at least two years from the award of the bonus. For directors of Entergy Corporation the phantom units are issued under the Service Recognition Program for Outside Directors. All non-employee directors are credited with units for each year of service on the Board.

(3)	Excludes 7,059 shares that are owned by a charitable foundation that Mr. Nichols controls.
(4)	Includes 1,500 shares deferred by Mr. Percy under EOP.

Equity Compensation Plan Information

The following table summarizes our equity compensation plan information as of December 31, 2006. Information is included for equity compensation plans approved by our stockholders and equity compensation plans not approved by our stockholders.
Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted Average Exercise Price (b)	Number of Securities Remaining Available for Future Issuance (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders (1)	7,613,078	$56.41	441,875
Equity compensation plans not approved by security holders(2)	3,189,845	$38.57	-
Total	10,802,923	$51.16	441,875

(1)

Includes the EOP, which was approved by our shareholders on May 15, 1998. The 2007 Equity Ownership and Long Term Cash Incentive Plan of Entergy Corporation and Subsidiaries ("2007 Plan"), was approved by Entergy Corporation shareholders on May 12, 2006. 7,000,000 shares of Entergy Corporation common stock can be issued from the 2007 Plan, with no more than 2,000,000 shares available for non-option grants. The EOP and the 2007 Plan (the "Plans") are administered by the Personnel Committee of the Board of Directors (other than with respect to awards granted to non-employee directors, which awards are administered by the entire Board of Directors). Eligibility under the Plans is limited to our non-employee directors and to the officers and employees of the Company and any corporation 80% or more of whose stock (based on voting power) or value is owned, directly or indirectly, by the Company. The Plans provide for the issuance of stock options, restricted shares, equity awards (units whose value is related to the value of shares of our Common Stock but do not represent actual shares of Common Stock), performance awards (performance shares or units valued by reference to shares of Common Stock or performance units valued by reference to financial measures or property other than Common Stock) and other stock-based awards.

(2)	Entergy has a Board-approved stock-based compensation plan. However, effective May 9, 2003, the Board has directed that no further awards be issued under that plan.

Item 13. Certain Relationships and Related Transactions and Director Independence

For information regarding certain relationships, related transactions and director independence of Entergy Corporation, see the Proxy Statement under the headings "Corporate Governance - Director Independence" and "Transactions with Related Persons," which information is incorporated herein by reference.

Since December 31, 2005, none of the Subsidiaries or any of their affiliates has participated in any transaction involving an amount in excess of $120,000 in which any director or executive officer of any of the Subsidiaries, any nominee for director, or any immediate family member of the foregoing had a material interest as contemplated by Item 404(a) of Regulation S-K ("Related Party Transactions").

Entergy Corporation's Board of Directors has adopted policies and procedures for the review, approval or ratification of Related Party Transactions. Under these policies and procedures, the Corporate Governance Committee, or a subcommittee of the Board of Directors of Entergy Corporation comprised of independent directors, reviews the transaction and either approves or rejects the transaction after taking into account the following factors:

  Whether the proposed transaction is on terms at least as favorable to Entergy corporation or the subsidiary as those achievable with an unaffiliated third party ;
  Size of transaction and amount of consideration;
  Nature of the interest;
  Whether transaction involves a conflict of interest;
  Whether transaction involves services available from unaffiliated third parties; and
  Any other factors that the Corporate Governance Committee or subcommittee deems relevant.

The policy does not apply to (a) compensation and Related Party Transactions involving a director or an executive officer solely resulting from that person's service as a director or employment with the Company so long as the compensation is reported in the Company's filings with the SEC, (b) transactions involving the rendering of services as a public utility at rates or charges fixed in conformity with law or governmental authority or (c) any other categories of transactions currently or in the future excluded from the reporting requirements of Item 404(a) of Regulation SK.

None of the Subsidiaries are listed issuers. As previously noted, the Boards of Directors of the Subsidiaries are comprised solely of employee directors. None of the Boards of Directors of any of the Subsidiaries has any committees.

Item 14. Principal Accountant Fees and Services (Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

Aggregate fees billed to Entergy Corporation (consolidated), Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy for the years ended December 31, 2006 and 2005 by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, "Deloitte & Touche"), which includes Deloitte Consulting were as follows:

	2006	2005
Entergy Corporation (consolidated)
Audit Fees	$6,128,113	$6,020,500
Audit-Related Fees (a)	299,319	232,000

Total audit and audit-related fees	6,427,432	6,252,500
Tax Fees (b)	39,891	118,684
All Other Fees	-	-

Total Fees (c)	$6,467,323	$6,371,184

Entergy Arkansas
Audit Fees	$739,975	$725,813
Audit-Related Fees (a)	58,000	-

Total audit and audit-related fees	797,975	725,813
Tax Fees	-	-
All Other Fees	-	-

Total Fees (c)	$797,975	$725,813

Entergy Gulf States
Audit Fees	$776,975	$941,063
Audit-Related Fees (a)	-	30,000

Total audit and audit-related fees	776,975	971,063
Tax Fees	-	-
All Other Fees	-	-

Total Fees (c)	$776,975	$971,063

Entergy Louisiana
Audit Fees	$780,975	$974,013
Audit-Related Fees (a)	-	-

Total audit and audit-related fees	780,975	974,013
Tax Fees	-	-
All Other Fees	-	-

Total Fees (c)	$780,975	$974,013

	2006	2005
Entergy Mississippi
Audit Fees	$738,975	$727,863
Audit-Related Fees (a)	-	-

Total audit and audit-related fees	738,975	727,863
Tax Fees	-	-
All Other Fees	-	-

Total Fees (c)	$738,975	$727,863

Entergy New Orleans
Audit Fees	$632,000	$638,000
Audit-Related Fees (a)	-	48,000

Total audit and audit-related fees	632,000	686,000
Tax Fees	-	-
All Other Fees	-	-

Total Fees (c)	$632,000	$686,000

System Energy
Audit Fees	$669,397	$578,113
Audit-Related Fees (a)	-	-

Total audit and audit-related fees	669,397	578,113
Tax Fees	-	-
All Other Fees	-	-

Total Fees (c)	$669,397	$578,113

(a)	Includes fees for employee benefit plan audits, consultation on financial accounting and reporting, and other attestation services.
(b)	Includes fees for tax return review and tax compliance assistance.
(c)	100% of fees paid in 2006 and 2005 were pre-approved by the Entergy Corporation Audit Committee.

Entergy Audit Committee Guidelines for Pre-approval of Independent Auditor Services

The Audit Committee has adopted the following guidelines regarding the engagement of Entergy's independent auditor to perform services for Entergy:

1.

The independent auditor will provide the Audit Committee, for approval, an annual engagement letter outlining the scope of services proposed to be performed during the fiscal year, including audit services and other permissible non-audit services (e.g. audit-related services, tax services, and all other services).

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

397

4.

To ensure prompt handling of unexpected matters, the Audit Committee delegates to the Audit Committee Chair or its designee the authority to approve permissible services and fees. The Audit Committee Chair or designee will report action taken to the Audit Committee at the next scheduled Audit Committee meeting.

5.	The Vice President and General Auditor will be responsible for tracking all independent auditor fees and will report quarterly to the Audit Committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)1.

Financial Statements and Independent Auditors' Reports for Entergy, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy are listed in the Table of Contents.

(a)2.

Financial Statement Schedules

Report of Independent Registered Public Accounting Firm (see page 409)

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

ENTERGY CORPORATION By /s/ Nathan E. Langston Nathan E. Langston, Senior Vice President and Chief Accounting Officer Date: March 1, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature	Title	Date

/s/ Nathan E. Langston Nathan E. Langston	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 1, 2007

J. Wayne Leonard (Chairman of the Board, Chief Executive Officer and Director; Principal Executive Officer); Leo P. Denault (Executive Vice President and Chief Financial Officer; Principal Financial Officer); Maureen S. Bateman, W. Frank Blount, Simon D. deBree, Gary W. Edwards, Alexis M. Herman, Donald C. Hintz, Stuart L. Levenick, James R. Nichols, William A. Percy, II, W. J. Tauzin, and Steven V. Wilkinson (Directors).

By: /s/ Nathan E. Langston (Nathan E. Langston, Attorney-in-fact)	March 1, 2007

ENTERGY ARKANSAS, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

ENTERGY ARKANSAS, INC. By /s/ Nathan E. Langston Nathan E. Langston, Senior Vice President and Chief Accounting Officer Date: March 1, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature	Title	Date

/s/ Nathan E. Langston Nathan E. Langston	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 1, 2007

Hugh T. McDonald (Chairman of the Board, President, Chief Executive Officer, and Director; Principal Executive Officer); Jay A. Lewis (Vice President, Chief Financial Officer - Utility Operations Group; Principal Financial Officer); Leo P. Denault, Mark T. Savoff, and Richard J. Smith (Directors).

By: /s/ Nathan E. Langston (Nathan E. Langston, Attorney-in-fact)	March 1, 2007

ENTERGY GULF STATES, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

ENTERGY GULF STATES, INC. By /s/ Nathan E. Langston Nathan E. Langston, Senior Vice President and Chief Accounting Officer Date: March 1, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature	Title	Date

/s/ Nathan E. Langston Nathan E. Langston	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 1, 2007

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

By: /s/ Nathan E. Langston (Nathan E. Langston, Attorney-in-fact)	March 1, 2007

ENTERGY LOUISIANA, LLC

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

ENTERGY LOUISIANA, LLC By /s/ Nathan E. Langston Nathan E. Langston, Senior Vice President and Chief Accounting Officer Date: March 1, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature	Title	Date

/s/ Nathan E . Langston Nathan E. Langston	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 1, 2007

E. Renae Conley (Chair of the Board, President, Chief Executive Officer, and Director; Principal Executive Officer); Jay A. Lewis (Vice President, Chief Financial Officer - Utility Operations Group; Principal Financial Officer); Leo P. Denault, Mark T. Savoff, and Richard J. Smith (Directors).

By: /s/ Nathan E. Langston (Nathan E. Langston, Attorney-in-fact)	March 1, 2007

ENTERGY MISSISSIPPI, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

ENTERGY MISSISSIPPI, INC. By /s/ Nathan E. Langston Nathan E. Langston, Senior Vice President and Chief Accounting Officer Date: March 1, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature	Title	Date

/s/ Nathan E. Langston Nathan E. Langston	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 1, 2007

Carolyn C. Shanks (Chairman of the Board, President, Chief Executive Officer, and Director; Principal Executive Officer); Jay A. Lewis (Vice President, Chief Financial Officer - Utility Operations Group; Principal Financial Officer); Leo P. Denault, Mark T. Savoff, and Richard J. Smith (Directors).

By: /s/ Nathan E. Langston (Nathan E. Langston, Attorney-in-fact)	March 1, 2007

ENTERGY NEW ORLEANS, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

ENTERGY NEW ORLEANS, INC. By /s/ Nathan E. Langston Nathan E. Langston, Senior Vice President and Chief Accounting Officer Date: March 1, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature	Title	Date

/s/ Nathan E. Langston Nathan E. Langston	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 1, 2007

Roderick K. West (President, Chief Executive Officer, and Director; Principal Executive Officer); Daniel F. Packer (Chairman of the Board and Director); Jay A. Lewis (Vice President, Chief Financial Officer - Utility Operations Group; Principal Financial Officer); Tracie L. Boutte (Director).

By: /s/ Nathan E. Langston (Nathan E. Langston, Attorney-in-fact)	March 1, 2007

SYSTEM ENERGY RESOURCES, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

SYSTEM ENERGY RESOURCES, INC. By /s/ Nathan E. Langston Nathan E. Langston, Senior Vice President and Chief Accounting Officer Date: March 1, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature	Title	Date

/s/ Nathan E. Langston Nathan E. Langston	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 1, 2007

Gary J. Taylor (Chairman of the Board, President, Chief Executive Officer, and Director; Principal Executive Officer); Theodore H. Bunting, Jr. (Vice President, Chief Financial Officer - Nuclear Operations; Principal Financial Officer); Leo P. Denault and Steven C. McNeal (Directors).

By: &#/s/ Nathan E. Langston (Nathan E. Langston, Attorney-in-fact)	March 1, 2007

EXHIBIT 23(a)

CONSENTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in Post-Effective Amendments No. 3 and 5A on Form S-8 and their related prospectuses to Registration Statement No. 33-54298 on Form S-4, Registration Statements No. 333-02503 and 333-22007 of on Form S-3, Registration Statements No. 333-55692, 333-68950, 333-75097, 333-90914, 333-9817-9, and 333-140183 of on Form S-8 of our reports dated February 26, 2007, relating to the consolidated financial statements and consolidated financial statement schedules (which reports expresses an unqualified opinion and includes an explanatory paragraph regarding Entergy Corporation's change in 2006 in the method of accounting for defined benefit pension and other postretirement plans) of Entergy Corporation and Subsidiaries, and management's report on the effectiveness of internal control over financial reporting, appearing in this Annual Report on Form 10-K of Entergy Corporation and Subsidiaries for the year ended December 31, 2006.

We consent to the incorporation by reference in Registration Statements No. 333-00103, 333-05045, 333-127780, and 333-132653 on Form S-3 of our reports dated February 26, 2007, relating to the financial statements and financial statement schedule (which report expresses an unqualified opinion and includes an explanatory paragraph regarding Entergy Arkansas, Inc.'s change in 2006 in the method of accounting for defined benefit pension and other postretirement plans) of Entergy Arkansas, Inc. and management's report on the effectiveness of internal control over financial reporting, appearing in this Annual Report on Form 10-K of Entergy Arkansas, Inc. for the year ended December 31, 2006.

We consent to the incorporation by reference in Registration Statements No. 33-49739, 33-51181, 333-60957, 333-109923, and 333-123691 on Form S-3 of our reports dated February 26, 2007, relating to the financial statements and financial statement schedule (which report expresses an unqualified opinion and includes an explanatory paragraph regarding Entergy Gulf States, Inc.'s change in 2006 in the method of accounting for defined benefit pension and other postretirement plans) of Entergy Gulf States, Inc. and management's report on the effectiveness of internal control over financial reporting, appearing in this Annual Report on Form 10-K of Entergy Gulf States, Inc. for the year ended December 31, 2006.

We consent to the incorporation by reference in Registration Statements No. 333-01329 and 333-132660 on Form S-3 of our reports dated February 26, 2007, relating to the financial statements and financial statement schedule (which report expresses an unqualified opinion and includes an explanatory paragraph regarding Entergy Louisiana, LLC's change in 2006 in the method of accounting for defined benefit pension and other postretirement plans) of Entergy Louisiana, LLC and management's report on the effectiveness of internal control over financial reporting, appearing in this Annual Report on Form 10-K of Entergy Louisiana, LLC for the year ended December 31, 2006.

We consent to the incorporation by reference in Registration Statements No. 333-124168 and 333-13268 on Form S-3 of our reports dated February 26, 2007, relating to the financial statements and financial statement schedule (which report expresses an unqualified opinion and includes an explanatory paragraph regarding Entergy Mississippi, Inc.'s change in 2006 in the method of accounting for defined benefit pension and other postretirement plans) of Entergy Mississippi, Inc., and management's report on the effectiveness of internal control over financial reporting, appearing in this Annual Report on Form 10-K of Entergy Mississippi, Inc. for the year ended December 31, 2006.

We consent to the incorporation by reference in Registration Statement No. 333-113586 on Form S-3 of our reports dated February 26, 2007, relating to the financial statements and financial statement schedule (which report expresses an unqualified opinion and includes explanatory paragraphs regarding its filing for reorganization under Chapter 11 of the Federal Bankruptcy Code, the existence of matters that raise substantial doubt about its ability to continue as a going concern, and its change in 2006 in the method of accounting for defined benefit pension and other postretirement plans) of Entergy New Orleans, Inc.'s (Debtor-in Possession) and management's report on the effectiveness of internal control over financial reporting, appearing in this Annual Report on Form 10-K of Entergy New Orleans, Inc. (Debtor-in-Possession) for the year ended December 31, 2006.

We consent to the incorporation by reference in Registration Statements No. 33-47662, 33-61189, and 333-06717 on Form S-3 of our reports dated February 26, 2007, relating to the financial statements (which report expresses an unqualified opinion and includes an explanatory paragraph regarding System Energy Resources, Inc.'s change in 2006 in the method of accounting for defined benefit pension and other postretirement plans) of System Energy Resources, Inc. and to management's report on the effectiveness of internal control over financial reporting, appearing in this Annual Report on Form 10-K of System Energy Resources, Inc. for the year ended December 31, 2006.

DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 26, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Entergy Corporation and Subsidiaries
Entergy Arkansas, Inc.
Entergy Gulf States, Inc.
Entergy Mississippi, Inc.
Entergy New Orleans, Inc.

To the Board of Directors and Members of
Entergy Louisiana, LLC

We have audited the consolidated financial statements of Entergy Corporation and Subsidiaries (the "Corporation") and we have also audited the financial statements of Entergy Arkansas, Inc., Entergy Gulf States, Inc., Entergy Louisiana, LLC, Entergy Mississippi, Inc., and Entergy New Orleans, Inc. (Debtor-in-Possession) as of December 31, 2006 and 2005, and for each of the three years in the period ended December 31, 2006 (collectively the "Companies"), and have issued our reports thereon dated February 26, 2007. We have also audited management's assessment of the effectiveness of the Corporation's and the respective Companies' internal control over financial reporting as of December 31, 2006, and the effectiveness of the Corporation's and the respective Companies' internal control over financial reporting as of December 31, 2006, and have issued our reports thereon dated February 26, 2007. Our reports on the financial statements of the Corporation and Entergy Arkansas, Inc., Entergy Gulf States, Inc., Entergy Louisiana, LLC, and Entergy Mississippi, Inc., each expressed an unqualified opinion and include an explanatory paragraph regarding their change in the method of accounting for defined benefit and other postretirement plans. Our report on the financial statements of Entergy New Orleans, Inc. (Debtor-in-Possession) expressed an unqualified opinion and includes explanatory paragraphs regarding its filing for reorganization under Chapter 11 of the Federal Bankruptcy Code, the existence of matters that raise substantial doubt about its ability to continue as a going concern, and its change in the method of accounting for the defined benefit and other postretirement plans. The financial statements described above and our reports thereon are included elsewhere in this 2006 Annual Report on Form 10-K. Our audits also included the financial statement schedules of the Corporation and the respective Companies listed in Item 15. These financial statement schedules are the responsibility of the Corporation's and the respective Companies' managements. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 26, 2007

Schedules other than those listed above are omitted because they are not required, not applicable, or the required information is shown in the financial statements or notes thereto.

Columns have been omitted from schedules filed because the information is not applicable.

ENTERGY CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2006, 2005, and 2004
(In Thousands)

Column A	Column B	Column C	Column D	Column E
			Other
		Additions	Changes
			Deductions
	Balance at		from	Balance
	Beginning	Charged to Income	Provisions	at End
Description	of Period	or Regulatory Assets	(Note 1)	of Period
Year ended December 31, 2006
Accumulated Provisions
Deducted from Assets--
Doubtful Accounts	$30,805	$19,020	$30,477	$19,348
Accumulated Provisions Not
Deducted from Assets:
Property insurance	($697,255)	$51,101	($212,482)	($433,672)
Injuries and damages (Note 2)	30,278	14,083	9,669	34,692
Impairments	63,000	-	63,000	-
Environmental	12,277	5,778	8,512	9,543
Total	($591,700)	$70,962	($131,301)	($389,437)

Year ended December 31, 2005
Accumulated Provisions
Deducted from Assets--
Doubtful Accounts	$20,266	$15,524	$4,985	$30,805
Accumulated Provisions Not
Deducted from Assets:
Property insurance	($125,393)	$39,172	$611,034	($697,255)
Injuries and damages (Note 2)	30,224	15,509	15,455	30,278
Impairments	87,000	-	24,000	63,000
Environmental	16,683	1,757	6,163	12,277
Total	$8,514	$56,438	$656,652	($591,700)

Year ended December 31, 2004
Accumulated Provisions
Deducted from Assets--
Doubtful Accounts	$25,976	$5,479	$7,697	$23,758
Accumulated Provisions Not
Deducted from Assets:
Property insurance	($123,314)	$49,950	$50,762	($124,126)
Injuries and damages (Note 2)	34,189	28,936	27,636	35,489
Impairments	50,000	55,000	18,000	87,000
Environmental	26,537	26,652	35,740	17,449
Total	($12,588)	$160,538	$132,138	$15,812
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

ENTERGY ARKANSAS, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2006, 2005, and 2004
(In Thousands)

Column A	Column B	Column C	Column D	Column E
			Other
		Additions	Changes
			Deductions
	Balance at		from	Balance
	Beginning	Charged to Income	Provisions	at End
Description	of Period	or Regulatory Assets	(Note 1)	of Period
Year ended December 31, 2006
Accumulated Provisions
Deducted from Assets--
Doubtful Accounts	$15,777	$10,432	$10,952	$15,257
Accumulated Provisions Not
Deducted from Assets:
Property insurance	($46,450)	$4,810	$11,866	($53,506)
Injuries and damages (Note 2)	2,273	1,458	1,451	2,280
Environmental	1,561	1,596	1,700	1,457
Total	($42,616)	$7,864	$15,017	($49,769)

Year ended December 31, 2005
Accumulated Provisions
Deducted from Assets--
Doubtful Accounts	$11,039	$5,837	$1,099	$15,777
Accumulated Provisions Not
Deducted from Assets:
Property insurance	($29,027)	$4,810	$22,233	($46,450)
Injuries and damages (Note 2)	2,613	1,692	2,032	2,273
Environmental	1,565	1,454	1,458	1,561
Total	($24,849)	$7,956	$25,723	($42,616)

Year ended December 31, 2004
Accumulated Provisions
Deducted from Assets--
Doubtful Accounts	$9,020	$3,030	$1,011	$11,039
Accumulated Provisions Not
Deducted from Assets:
Property insurance	($25,283)	$10,476	$14,220	($29,027)
Injuries and damages (Note 2)	3,353	2,849	3,589	2,613
Environmental	1,729	1,761	1,925	1,565
Total	($20,201)	$15,086	$19,734	($24,849)
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

ENTERGY GULF STATES, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2006, 2005, and 2004
(In Thousands)

Column A	Column B	Column C	Column D	Column E
			Other
		Additions	Changes
			Deductions
	Balance at		from	Balance
	Beginning	Charged to Income	Provisions	at End
Description	of Period	or Regulatory Assets	(Note 1)	of Period
Year ended December 31, 2006
Accumulated Provisions
Deducted from Assets--
Doubtful Accounts	$4,794	$3,144	$6,320	$1,618
Accumulated Provisions
Not Deducted from Assets--
Property insurance	($337,193)	$17,851	($146,567)	($172,775)
Injuries and damages (Note 2)	9,031	4,425	3,617	9,839
Environmental	4,295	2,505	2,770	4,030
Total	($323,867)	$24,781	($140,180)	($158,906)

Year ended December 31, 2005
Accumulated Provisions
Deducted from Assets--
Doubtful Accounts	$2,687	$3,858	$1,751	$4,794
Accumulated Provisions
Not Deducted from Assets--
Property insurance	($57,133)	$7,827	$287,887	($337,193)
Injuries and damages (Note 2)	8,970	4,032	3,971	9,031
Environmental	4,482	2,942	3,129	4,295
Total	($43,681)	$14,801	$294,987	($323,867)

Year ended December 31, 2004
Accumulated Provisions
Deducted from Assets--
Doubtful Accounts	$4,856	$889	$3,058	$2,687
Accumulated Provisions
Not Deducted from Assets--
Property insurance	($57,353)	$7,673	$7,453	($57,133)
Injuries and damages (Note 2)	11,554	12,288	14,872	8,970
Environmental	14,711	20,201	30,430	4,482
Total	($31,088)	$40,162	$52,755	($43,681)
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

ENTERGY LOUISIANA, LLC

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Year Ended December 31, 2006, 2005, and 2004
(In Thousands)

Column A	Column B	Column C	Column D	Column E
			Other
		Additions	Changes
			Deductions
	Balance at		from	Balance
	Beginning	Charged to Income	Provisions	at End
Description	of Period	or Regulatory Assets	(Note 1)	of Period

Year ended December 31, 2006
Accumulated Provisions
Deducted from Assets--
Doubtful Accounts	$6,141	$5,093	$9,378	$1,856
Accumulated Provisions Not
Deducted from Assets:
Property insurance	($227,565)	$20,393	($1,229)	($205,943)
Injuries and damages (Note 2)	$10,728	5,372	3,391	12,709
Environmental	$4,037	1,345	1,765	3,617
Total	($212,800)	$27,110	$3,927	($189,617)

Year ended December 31, 2005
Accumulated Provisions
Deducted from Assets--
Doubtful Accounts	$3,135	$4,435	$1,429	$6,141
Accumulated Provisions Not
Deducted from Assets:
Property insurance	($41,705)	$18,593	$204,453	($227,565)
Injuries and damages (Note 2)	10,396	8,319	7,987	10,728
Environmental	8,064	(2,981)	1,046	4,037
Total	($23,245)	$23,931	$213,486	($212,800)

Year ended December 31, 2004
Accumulated Provisions
Deducted from Assets--
Doubtful Accounts	$4,487	$473	$1,825	$3,135
Accumulated Provisions Not
Deducted from Assets:
Property insurance	($40,878)	$20,146	$20,973	($41,705)
Injuries and damages (Note 2)	8,537	6,188	4,329	10,396
Environmental	7,245	2,589	1,770	8,064
Total	($25,096)	$28,923	$27,072	($23,245)

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

ENTERGY MISSISSIPPI, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2006, 2005, and 2004
(In Thousands)

Column A	Column B	Column C	Column D	Column E
			Other
		Additions	Changes
			Deductions
	Balance at		from	Balance
	Beginning	Charged to Income	Provisions	at End
Description	of Period	or Regulatory Assets	(Note 1)	of Period
Year ended December 31, 2006
Accumulated Provisions
Deducted from Assets--
Doubtful Accounts	$1,826	$351	$1,561	$616
Accumulated Provisions Not
Deducted from Assets:
Property insurance	($83,672)	$8,047	($76,337)	$712
Injuries and damages (Note 2)	4,882	1,228	976	5,134
Environmental	704	332	602	434
Total	($78,086)	$9,607	($74,759)	$6,280

Year ended December 31, 2005
Accumulated Provisions
Deducted from Assets--
Doubtful Accounts	$1,126	$1,385	$685	$1,826
Accumulated Provisions Not
Deducted from Assets:
Property insurance	$2,473	$7,942	$94,087	($83,672)
Injuries and damages (Note 2)	5,549	834	1,501	4,882
Environmental	890	342	528	704
Total	$8,912	$9,118	$96,116	($78,086)

Year ended December 31, 2004
Accumulated Provisions
Deducted from Assets--
Doubtful Accounts	$1,375	$357	$606	$1,126
Accumulated Provisions Not
Deducted from Assets:
Property insurance	($3,481)	$10,916	$4,962	$2,473
Injuries and damages (Note 2)	5,414	2,938	2,803	5,549
Environmental	495	1,236	841	890
Total	$2,428	$15,090	$8,606	$8,912

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

ENTERGY NEW ORLEANS, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2006, 2005, and 2004
(In Thousands)

Column A	Column B	Column C	Column D	Column E
			Other
		Additions	Changes
			Deductions
	Balance at		from	Balance
	Beginning	Charged to Income	Provisions	at End
Description	of Period	or Regulatory Assets	(Note 1)	of Period
Year ended December 31, 2006
Accumulated Provisions
Deducted from Assets--
Doubtful Accounts	$25,422	$809	$15,668	$10,563
Accumulated Provisions Not
Deducted from Assets:
Property insurance	($121,938)	$-	$15,867	($137,805)
Injuries and damages (Note 2)	5,770	93	(209)	6,072
Environmental	131	102	122	111
Total	($116,037)	$195	$15,780	($131,622)

Year ended December 31, 2005
Accumulated Provisions
Deducted from Assets--
Doubtful Accounts	$3,492	$29,645	$7,715	$25,422
Accumulated Provisions Not
Deducted from Assets:
Property insurance	$1,267	$-	$123,205	($121,938)
Injuries and damages (Note 2)	5,265	1,182	677	5,770
Environmental	766	(566)	69	131
Total	$7,298	$616	$123,951	($116,037)

Year ended December 31, 2004
Accumulated Provisions
Deducted from Assets--
Doubtful Accounts	$3,104	$612	$224	$3,492
Accumulated Provisions Not
Deducted from Assets:
Property insurance	$3,682	$739	$3,154	$1,267
Injuries and damages (Note 2)	4,077	3,231	2,043	5,265
Environmental	663	866	763	766
Total	$8,422	$4,836	$5,960	$7,298

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

EXHIBIT INDEX

The following exhibits indicated by an asterisk preceding the exhibit number are filed herewith.  The balance of the exhibits have heretofore been filed with the SEC as the exhibits and in the file numbers indicated and are incorporated herein by reference.  The exhibits marked with a (+) are management contracts or compensatory plans or arrangements required to be filed herewith and required to be identified as such by Item 15 of Form 10-K.  Reference is made to a duplicate list of exhibits being filed as a part of this Form 10-K, which list, prepared in accordance with Item 102 of Regulation S-T of the SEC, immediately precedes the exhibits being physically filed with this Form 10-K.

(3) Articles of Incorporation and By-laws

Entergy Corporation
(a) 1 --	Restated Certificate of Incorporation of Entergy Corporation dated October 10, 2006 (3(a) to Form 10-Q for the quarter ended September 30, 2006).

(a) 2 --	By-Laws of Entergy Corporation as amended February 12, 2007, and as presently in effect (3(ii) to Form 8-K dated February 16, 2007 in 1-11299).

System Energy

(b) 1 --	Amended and Restated Articles of Incorporation of System Energy and amendments thereto through April 28, 1989 (A-1(a) to Form U-1 in 70-5399).

(b) 2 --	By-Laws of System Energy effective July 6, 1998, and as presently in effect (3(f) to Form 10-Q for the quarter ended June 30, 1998 in 1-9067).

Entergy Arkansas

(c) 1 --	Amended and Restated Articles of Incorporation of Entergy Arkansas, as amended, effective March 22, 2006 (3(ii) to Form 8-K dated March 28, 2006 in 1-10764).

(c) 2 --	By-Laws of Entergy Arkansas effective November 26, 1999, and as presently in effect (3(ii)(c) to Form 10-K for the year ended December 31, 1999 in 1-10764).

Entergy Gulf States

(d) 1 --	Restated Articles of Incorporation of Entergy Gulf States effective November 17, 1999 (3(i)(d)1 to Form 10-K for the year ended December 31, 1999 in 1-27031).

(d) 2 --	By-Laws of Entergy Gulf States effective November 26, 1999, and as presently in effect (3(ii)(d) to Form 10-K for the year ended December 31, 1999 in 1-27031).

Entergy Louisiana

(e) 1 --	Articles of Organization of Entergy Louisiana effective December 31, 2005 (3(c) to Form 8-K dated January 6, 2006 in 1-32718).

(e) 2 --	Regulations of Entergy Louisiana effective December 31, 2005, and as presently in effect (3(d) to Form 8-K dated January 6, 2006 in 1-32718).

Entergy Mississippi

(f) 1 --	Amended and Restated Articles of Incorporation of Entergy Mississippi effective June 21, 2005 (A-1(b) to Rule 24 Certificate dated February 6, 2006 in 70-10157).

(f) 2 --	By-Laws of Entergy Mississippi effective November 26, 1999, and as presently in effect (3(ii)(f) to Form 10-K for the year ended December 31, 1999 in 0-320).

Entergy New Orleans

(g) 1 --	Amended and Restated Articles of Incorporation of Entergy New Orleans effective November 15, 1999 (3(a) to Form S-3 in 333-95599).

(g) 2 --	By-Laws of Entergy New Orleans effective November 30, 1999, and as presently in effect (3(b) to Form S-3 in File No. 333-95599).

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

(a) 11 --

Supplemental No. 1, dated as of December 20, 2005, between Entergy Corporation and Deutsche Bank Trust Company Americas, as Trustee (4(a)11 to Form 10-K for the year ended December 31, 2005 in 1-11299).

(a) 12 --

Purchase Contract and Pledge Agreement, dated as of December 20, 2005, among Entergy Corporation, The Bank of New York, as Purchase Contract Agent, and JP Morgan Chase Bank, N.A., as Collateral Agent, Custodial Agent, and Securities Intermediary (4(a)12 to Form 10-K for the year ended December 31, 2005 in 1-11299).

(a) 13 --

Remarketing Agreement, dated as of December 20, 2005, among Entergy Corporation, Citigroup Global Markets, Inc., and The Bank of New York (4(a)13 to Form 10-K for the year ended December 31, 2005 in 1-11299).

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

Entergy Arkansas

(c) 1 --

Mortgage and Deed of Trust, dated as of October 1, 1944, as amended by sixty-five Supplemental Indentures (7(d) in 2-5463 (Mortgage); 7(b) in 2-7121 (First); 7(c) in 2-7605 (Second); 7(d) in 2-8100 (Third); 7(a)-4 in 2-8482 (Fourth); 7(a)-5 in 2-9149 (Fifth); 4(a)-6 in 2-9789 (Sixth); 4(a)-7 in 2-10261 (Seventh); 4(a)-8 in 2-11043 (Eighth); 2(b)-9 in 2-11468 (Ninth); 2(b)-10 in 2-15767 (Tenth); D in 70-3952 (Eleventh); D in 70-4099 (Twelfth); 4(d) in 2-23185 (Thirteenth); 2(c) in 2-24414 (Fourteenth); 2(c) in 2-25913 (Fifteenth); 2(c) in 2-28869 (Sixteenth); 2(d) in 2-28869 (Seventeenth); 2(c) in 2-35107 (Eighteenth); 2(d) in 2-36646 (Nineteenth); 2(c) in 2-39253 (Twentieth); 2(c) in 2-41080 (Twenty-first); C-1 to Rule 24 Certificate in 70-5151 (Twenty-second); C-1 to Rule 24 Certificate in 70-5257 (Twenty-third); C to Rule 24 Certificate in 70-5343 (Twenty-fourth); C-1 to Rule 24 Certificate in 70-5404 (Twenty-fifth); C to Rule 24 Certificate in 70-5502 (Twenty-sixth); C-1 to Rule 24 Certificate in 70-5556 (Twenty-seventh); C-1 to Rule 24 Certificate in 70-5693 (Twenty-eighth); C-1 to Rule 24 Certificate in 70-6078 (Twenty-ninth); C-1 to Rule 24 Certificate in 70-6174 (Thirtieth); C-1 to Rule 24 Certificate in 70-6246 (Thirty-first); C-1 to Rule 24 Certificate in 70-6498 (Thirty-second); A-4b-2 to Rule 24 Certificate in 70-6326 (Thirty-third); C-1 to Rule 24 Certificate in 70-6607 (Thirty-fourth); C-1 to Rule 24 Certificate in 70-6650 (Thirty-fifth); C-1 to Rule 24 Certificate dated December 1, 1982 in 70-6774 (Thirty-sixth); C-1 to Rule 24 Certificate dated February 17, 1983 in 70-6774 (Thirty-seventh); A-2(a) to Rule 24 Certificate dated December 5, 1984 in 70-6858 (Thirty-eighth); A-3(a) to Rule 24 Certificate in 70-7127 (Thirty-ninth); A-7 to Rule 24 Certificate in 70-7068 (Fortieth); A-8(b) to Rule 24 Certificate dated July 6, 1989 in 70-7346 (Forty-first); A-8(c) to Rule 24 Certificate dated February 1, 1990 in 70-7346 (Forty-second); 4 to Form 10-Q for the quarter ended September 30, 1990 in 1-10764 (Forty-third); A-2(a) to Rule 24 Certificate dated November 30, 1990 in 70-7802 (Forty-fourth); A-2(b) to Rule 24 Certificate dated January 24, 1991 in 70-7802 (Forty-fifth); 4(d)(2) in 33-54298 (Forty-sixth); 4(c)(2) to Form 10-K for the year ended December 31, 1992 in 1-10764 (Forty-seventh); 4(b) to Form 10-Q for the quarter ended June 30, 1993 in 1-10764 (Forty-eighth); 4(c) to Form 10-Q for the quarter ended June 30, 1993 in 1-10764 (Forty-ninth); 4(b) to Form 10-Q for the quarter ended September 30, 1993 in 1-10764 (Fiftieth); 4(c) to Form 10-Q for the quarter ended September 30, 1993 in 1-10764 (Fifty-first); 4(a) to Form 10-Q for the quarter ended June 30, 1994 in 1-10764 (Fifty-second); C-2 to Form U5S for the year ended December 31, 1995 (Fifty-third); C-2(a) to Form U5S for the year ended December 31, 1996 (Fifty-fourth); 4(a) to Form 10-Q for the quarter ended March 31, 2000 in 1-10764 (Fifty-fifth); 4(a) to Form 10-Q for the quarter ended September 30, 2001 in 1-10764 (Fifty-sixth); C-2(a) to Form U5S for the year ended December 31, 2001 (Fifty-seventh); 4(c)1 to Form 10-K for the year December 31, 2002 in 1-10764 (Fifty-eighth); 4(a) to Form 10-Q for the quarter ended June 30, 2003 in 1-10764 (Fifty-ninth); 4(f) to Form 10-Q for the quarter ended June 30, 2003 in 1-10764 (Sixtieth); 4(h) to Form 10-Q for the quarter ended June 30, 2003 in 1-10764 (Sixty-first); 4(e) to Form 10-Q for the quarter ended September 30, 2004 in 1-10764 (Sixty-second); 4(c)1 to Form 10-K for the year December 31, 2004 in 1-10764 (Sixty-third); C-2(a) to Form U5S for the year ended December 31, 2004 (Sixty-fourth); 4(c) to Form 10-Q for the quarter ended June 30, 2005 in 1-10764 (Sixty-fifth); and 4(a) to Form 10-Q for the quarter ended June 30, 2005 in 1-10764 (Sixty-sixth)).

Entergy Gulf States

(d) 1 --

Indenture of Mortgage, dated September 1, 1926, as amended by certain Supplemental Indentures (B-a-I-1 in Registration No. 2-2449 (Mortgage); 7-A-9 in Registration No. 2-6893 (Seventh); B to Form 8-K dated September 1, 1959 (Eighteenth); B to Form 8-K dated February 1, 1966 (Twenty-second); B to Form 8-K dated March 1, 1967 (Twenty-third); C to Form 8-K dated March 1, 1968 (Twenty-fourth); B to Form 8-K dated November 1, 1968 (Twenty-fifth); B to Form 8-K dated April 1, 1969 (Twenty-sixth); 2-A-8 in Registration No. 2-66612 (Thirty-eighth); 4-2 to Form 10-K for the year ended December 31, 1984 in 1-27031 (Forty-eighth); 4-2 to Form 10-K for the year ended December 31, 1988 in 1-27031 (Fifty-second); 4 to Form 10-K for the year ended December 31, 1991 in 1-27031 (Fifty-third); 4 to Form 8-K dated July 29, 1992 in 1-27031 (Fifth-fourth); 4 to Form 10-K dated December 31, 1992 in 1-27031 (Fifty-fifth); 4 to Form 10-Q for the quarter ended March 31, 1993 in 1-27031 (Fifty-sixth); 4-2 to Amendment No. 9 to Registration No. 2-76551 (Fifty-seventh); 4(b) to Form 10-Q for the quarter ended March 31,1999 in 1-27031 (Fifty-eighth); A-2(a) to Rule 24 Certificate dated June 23, 2000 in 70-8721 (Fifty-ninth); A-2(a) to Rule 24 Certificate dated September 10, 2001 in 70-9751 (Sixtieth); A-2(b) to Rule 24 Certificate dated November 18, 2002 in 70-9751 (Sixty-first); A-2(c) to Rule 24 Certificate dated December 6, 2002 in 70-9751 (Sixty-second); A-2(d) to Rule 24 Certificate dated June 16, 2003 in 70-9751 (Sixty-third); A-2(e) to Rule 24 Certificate dated June 27, 2003 in 70-9751 (Sixty-fourth); A-2(f) to Rule 24 Certificate dated July 11, 2003 in 70-9751 (Sixty-fifth); A-2(g) to Rule 24 Certificate dated July 28, 2003 in 70-9751 (Sixty-sixth); A-3(i) to Rule 24 Certificate dated November 4, 2004 in 70-10158 (Sixty-seventh); A-3(ii) to Rule 24 Certificate dated November 23, 2004 in 70-10158 (Sixty-eighth); A-3(iii) to Rule 24 Certificate dated February 16, 2005 in 70-10158 (Sixty-ninth); A-3(iv) to Rule 24 Certificate dated June 2, 2005 in 70-10158 (Seventieth); A-3(v) to Rule 24 Certificate dated July 21, 2005 in 70-10158 (Seventy-first); A-3(vi) to Rule 24 Certificate dated October 7, 2005 in 70-10158 (Seventy-second); A-3(vii) to Rule 24 Certificate dated December 19, 2005 in 70-10158 (Seventy-third); and 4(a) to Form 10-Q for the quarter ended March 31, 2006 in 1-27031 (Seventy-fourth)).

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

+(a) 66 --

2007 Equity Ownership and Long Term Cash Incentive Plan of Entergy Corporation and Subsidiaries (Effective for Grants and Elections On or After January 1, 2007) (Appendix B to Entergy Corporation's definitive proxy statement for its annual meeting of stockholders held on May 12, 2006 in 1-11299)

+(a) 67 --	Amended and Restated 1998 Equity Ownership Plan of Entergy Corporation and Subsidiaries (10(a) to Form 10-Q for the quarter ended March 31, 2003 in 1-11299).

+(a) 68 --	Supplemental Retirement Plan of Entergy Corporation and Subsidiaries, as amended effective January 1, 2000 (10(a)70 to Form 10-K for the year ended December 31, 2001 in 1-11299).

+(a) 69 --	Amendment, effective December 28, 2001, to the Supplemental Retirement Plan of Entergy Corporation and Subsidiaries (10(a)71 to Form 10-K for the year ended December 31, 2001 in 1-11299).

+(a) 70 --	Defined Contribution Restoration Plan of Entergy Corporation and Subsidiaries, as amended effective January 1, 2000 (10(a)72 to Form 10-K for the year ended December 31, 2001 in 1-11299).

+(a) 71 --	Amendment, effective December 28, 2001, to the Defined Contribution Restoration Plan of Entergy Corporation and Subsidiaries (10(a)73 to Form 10-K for the year ended December 31, 2001 in 1-11299).

+(a) 72 --	Executive Disability Plan of Entergy Corporation and Subsidiaries (10(a)74 to Form 10-K for the year ended December 31, 2001 in 1-11299).

+(a) 73 --	Amended and Restated Executive Deferred Compensation Plan of Entergy Corporation and Subsidiaries, dated June 10, 2003 (10(d) to Form 10-Q for the quarter ended June 30, 2003 in 1-11299).

+(a) 74 --	Equity Awards Plan of Entergy Corporation and Subsidiaries, effective as of August 31, 2000 (10(a)77 to Form 10-K for the year ended December 31, 2001 in 1-11299).

+(a) 75 --	Amendment, effective December 7, 2001, to the Equity Awards Plan of Entergy Corporation and Subsidiaries (10(a)78 to Form 10-K for the year ended December 31, 2001 in 1-11299).

+(a) 76 --	Amendment, effective December 10, 2001, to the Equity Awards Plan of Entergy Corporation and Subsidiaries (10(b) to Form 10-Q for the quarter ended March 31, 2002 in 1-11299).

+(a) 77 --	Restatement of System Executive Continuity Plan of Entergy Corporation and Subsidiaries, effective as of March 8, 2004 (10(d) to Form 10-Q for the quarter ended March 31, 2004 in 1-11299).

+(a) 78--	First Amendment of the System Executive Continuity Plan of Entergy Corporation and Subsidiaries, effective December 29, 2004 (10(a)76 to Form 10-K for the year ended December 31, 2004 in 1-11299).

+(a) 79 --	Second Amendment of the System Executive Continuity Plan of Entergy Corporation and Subsidiaries, effective April 15, 2005 (10(a) to Form 10-Q for the quarter ended March 31, 2005 in 1-11299).

+(a) 80 --	System Executive Continuity Plan II of Entergy Corporation and Subsidiaries, effective March 8, 2004 (10(e) to Form 10-Q for the quarter ended March 31, 2004 in 1-11299).

+(a) 81 --	First Amendment of the System Executive Continuity Plan II of Entergy Corporation and Subsidiaries, effective December 29, 2004 (10(a)78 to Form 10-K for the year ended December 31, 2004 in 1-11299).

+(a) 82 --	Post-Retirement Plan of Entergy Corporation and Subsidiaries, as amended effective January 1, 2000 (10(a)80 to Form 10-K for the year ended December 31, 2001 in 1-11299).

+(a) 83 --	Amendment, effective December 28, 2001, to the Post-Retirement Plan of Entergy Corporation and Subsidiaries (10(a)81 to Form 10-K for the year ended December 31, 2001 in 1-11299).

+(a) 84 --	Pension Equalization Plan of Entergy Corporation and Subsidiaries, as amended effective January 1, 2000 (10(a)82 to Form 10-K for the year ended December 31, 2001 in 1-11299).

+(a) 85 --	Amendment, effective December 28, 2001, to the Pension Equalization Plan of Entergy Corporation and Subsidiaries (10(a)83 to Form 10-K for the year ended December 31, 2001 in 1-11299).

+(a) 86 --

Service Recognition Program for Non-Employee Outside Directors of Entergy Corporation and Subsidiaries, effective January 1, 2000 (10(a)84 to Form 10-K for the year ended December 31, 2001 in 1-11299).

+(a) 87 --	Executive Income Security Plan of Gulf States Utilities Company, as amended effective March 1, 1991 (10(a)86 to Form 10-K for the year ended December 31, 2001 in 1-11299).

+(a) 88 --	System Executive Retirement Plan of Entergy Corporation and Subsidiaries, effective January 1, 2000 (10(a)87 to Form 10-K for the year ended December 31, 2001 in 1-11299).

+(a) 89 --	Amendment, effective December 28, 2001, to the System Executive Retirement Plan of Entergy Corporation and Subsidiaries (10(a)88 to Form 10-K for the year ended December 31, 2001 in 1-11299).

+(a) 90 --	Retention Agreement effective October 27, 2000 between J. Wayne Leonard and Entergy Corporation (10(a)81 to Form 10-K for the year ended December 31, 2000 in 1-11299).

+(a) 91 --	Amendment to Retention Agreement effective March 8, 2004 between J. Wayne Leonard and Entergy Corporation (10(c) to Form 10-Q for the quarter ended March 31, 2004 in 1-11299).

+(a) 92 --	Amendment to Retention Agreement effective December 30, 2005 between J. Wayne Leonard and Entergy Corporation (10(a)91 to Form 10-K for the year ended December 31, 2005 in 1-11299).

+(a) 93 --	Restricted Unit Agreement between J. Wayne Leonard and Entergy Corporation (10(a) to Form 10-Q for the quarter ended June 30, 2006 in 1-11299).

+(a) 94 --	Retention Agreement effective January 22, 2001 between Richard J. Smith and Entergy Services, Inc (10(a)87 to Form 10-K for the year ended December 31, 2000 in 1-11299).

+(a) 95 --	Employment Agreement effective August 7, 2001 between Curt L. Hebert and Entergy Corporation (10(a)97 to Form 10-K for the year ended December 31, 2001 in 1-11299).

(a) 96 --

Agreement of Limited Partnership of Entergy-Koch, LP among EKLP, LLC, EK Holding I, LLC, EK Holding II, LLC and Koch Energy, Inc. dated January 31, 2001 (10(a)94 to Form 10-K/A for the year ended December 31, 2000 in 1-11299).

+(a) 97 --	Employment Agreement effective April 15, 2003 between Robert D. Sloan and Entergy Services (10(c) to Form 10-Q for the quarter ended June 30, 2003 in 1-11299).

+(a) 98 --	Employment Agreement effective November 24, 2003 between Mark T. Savoff and Entergy Services (10(a)99 to Form 10-K for the year ended December 31, 2003 in 1-11299).

+(a) 99 --	Employment Agreement effective February 9, 1999 between Leo P. Denault and Entergy Services (10(a) to Form 10-Q for the quarter ended March 31, 2004 in 1-11299).

+(a) 100 --	Amendment to Employment Agreement effective March 5, 2004 between Leo P. Denault and Entergy Corporation (10(b) to Form 10-Q for the quarter ended March 31, 2004 in 1-11299).

+(a) 101 --	Retention Agreement effective August 3, 2006 between Leo P. Denault and Entergy Corporation (10(b) to Form 10-Q for the quarter ended June 30, 2006 in 1-11299).

+(a) 102 --	Shareholder Approval of Future Severance Agreements Policy, effective March 8, 2004 (10(f) to Form 10-Q for the quarter ended March 31, 2004 in 1-11299).

(a) 103 --	Consulting Agreement effective May 4, 2004 between Hintz & Associates, LLC and Entergy Services, Inc. (10(d) to Form 10-Q for the quarter ended June 30, 2004 in 1-11299).

+(a) 104 --	Form of Stock Option Grant Agreement Letter, as of December 31, 2004 (99.1 to Form 8-K dated January 26, 2005 in 1-11299).

+(a) 105 --	Form of Long Term Incentive Plan Performance Unit Grand Letter, as of December 31, 2004 (99.2 to Form 8-K dated January 26, 2005 in 1-11299).

*+(a) 106 --

Entergy Corporation Outside Director Stock Program Established under the 2007 Equity Ownership and Long Term Cash Incentive Plan of Entergy Corporation and Subsidiaries (Effective for Grants and Elections on or After January 1, 2007.

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

(h) 33 --	Second Amendment dated January 1, 1992, to the Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (D-3 to Form U5S for the year ended December 31, 1992).

(h) 34 --	Third Amendment dated January 1, 1994 to Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (D-3(a) to Form U5S for the year ended December 31, 1993).

(h) 35 --	Fourth Amendment dated April 1, 1997 to Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (D-5 to Form U5S for the year ended December 31, 1996).

(12) Statement Re Computation of Ratios

*(a)	Entergy Arkansas' Computation of Ratios of Earnings to Fixed Charges and of Earnings to Fixed Charges and Preferred Dividends, as defined.

*(b)	Entergy Gulf States' Computation of Ratios of Earnings to Fixed Charges and of Earnings to Fixed Charges and Preferred Dividends, as defined.

*(c)	Entergy Louisiana's Computation of Ratios of Earnings to Fixed Charges and of Earnings to Fixed Charges and Preferred Distributions, as defined.

*(d)	Entergy Mississippi's Computation of Ratios of Earnings to Fixed Charges and of Earnings to Fixed Charges and Preferred Dividends, as defined.

*(e)	Entergy New Orleans' Computation of Ratios of Earnings to Fixed Charges and of Earnings to Fixed Charges and Preferred Dividends, as defined.

*(f)	System Energy's Computation of Ratios of Earnings to Fixed Charges, as defined.

*(21) Subsidiaries of the Registrants

(23) Consents of Experts and Counsel

*(a)	The consent of Deloitte & Touche LLP is contained herein at page 407.

*(24) Powers of Attorney

(31) Rule 13a-14(a)/15d-14(a) Certifications

*(a)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Corporation.

*(b)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Corporation.

*(c)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Arkansas.

*(d)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Arkansas.

*(e)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Gulf States.

*(f)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Gulf States.

*(g)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Gulf States.

*(h)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Louisiana.

*(i)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Louisiana.

*(j)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Mississippi.

*(k)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Mississippi.

*(l)	Rule 13a-14(a)/15d-14(a) Certification for Entergy New Orleans.

*(m)	Rule 13a-14(a)/15d-14(a) Certification for Entergy New Orleans.

*(n)	Rule 13a-14(a)/15d-14(a) Certification for System Energy.

*(o)	Rule 13a-14(a)/15d-14(a) Certification for System Energy.

(32) Section 1350 Certifications
*(a)	Section 1350 Certification for Entergy Corporation.

*(b)	Section 1350 Certification for Entergy Corporation.

*(c)	Section 1350 Certification for Entergy Arkansas.

*(d)	Section 1350 Certification for Entergy Arkansas.

*(e)	Section 1350 Certification for Entergy Gulf States.

*(f)	Section 1350 Certification for Entergy Gulf States.

*(g)	Section 1350 Certification for Entergy Gulf States.

*(h)	Section 1350 Certification for Entergy Louisiana.

*(i)	Section 1350 Certification for Entergy Louisiana.

*(j)	Section 1350 Certification for Entergy Mississippi.

*(k)	Section 1350 Certification for Entergy Mississippi.

*(l)	Section 1350 Certification for Entergy New Orleans.

*(m)	Section 1350 Certification for Entergy New Orleans.

*(n)	Section 1350 Certification for System Energy.

*(o)	Section 1350 Certification for System Energy.

_________________
* Filed herewith.
+ Management contracts or compensatory plans or arrangements.

EXHIBIT INDEX

(10) Material Contracts

Entergy Corporation

*+(a) 106 --

Entergy Corporation Outside Director Stock Program Established under the 2007 Equity Ownership and Long Term Cash Incentive Plan of Entergy Corporation and Subsidiaries (Effective for Grants and Elections on or After January 1, 2007.

(12) Statement Re Computation of Ratios

*(a)	Entergy Arkansas' Computation of Ratios of Earnings to Fixed Charges and of Earnings to Fixed Charges and Preferred Dividends, as defined.

*(b)	Entergy Gulf States' Computation of Ratios of Earnings to Fixed Charges and of Earnings to Fixed Charges and Preferred Dividends, as defined.

*(c)	Entergy Louisiana's Computation of Ratios of Earnings to Fixed Charges and of Earnings to Fixed Charges and Preferred Distributions, as defined.

*(d)	Entergy Mississippi's Computation of Ratios of Earnings to Fixed Charges and of Earnings to Fixed Charges and Preferred Dividends, as defined.

*(e)	Entergy New Orleans' Computation of Ratios of Earnings to Fixed Charges and of Earnings to Fixed Charges and Preferred Dividends, as defined.

*(f)	System Energy's Computation of Ratios of Earnings to Fixed Charges, as defined.

*(21) Subsidiaries of the Registrants

(23) Consents of Experts and Counsel
*(a)	The consent of Deloitte & Touche LLP is contained herein at page 407.

*(24) Powers of Attorney

(31) Rule 13a-14(a)/15d-14(a) Certifications

*(a)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Corporation.

*(b)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Corporation.

*(c)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Arkansas.

*(d)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Arkansas.

*(e)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Gulf States.

*(f)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Gulf States.

*(g)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Gulf States.

*(h)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Louisiana.

*(i)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Louisiana.

*(j)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Mississippi.

*(k)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Mississippi.

*(l)	Rule 13a-14(a)/15d-14(a) Certification for Entergy New Orleans.

*(m)	Rule 13a-14(a)/15d-14(a) Certification for Entergy New Orleans.

*(n)	Rule 13a-14(a)/15d-14(a) Certification for System Energy.

*(o)	Rule 13a-14(a)/15d-14(a) Certification for System Energy.

(32) Section 1350 Certifications
*(a)	Section 1350 Certification for Entergy Corporation.

*(b)	Section 1350 Certification for Entergy Corporation.

*(c)	Section 1350 Certification for Entergy Arkansas.

*(d)	Section 1350 Certification for Entergy Arkansas.

*(e)	Section 1350 Certification for Entergy Gulf States.

*(f)	Section 1350 Certification for Entergy Gulf States.

*(g)	Section 1350 Certification for Entergy Gulf States.

*(h)	Section 1350 Certification for Entergy Louisiana.

*(i)	Section 1350 Certification for Entergy Louisiana.

*(j)	Section 1350 Certification for Entergy Mississippi.

*(k)	Section 1350 Certification for Entergy Mississippi.

*(l)	Section 1350 Certification for Entergy New Orleans.

*(m)	Section 1350 Certification for Entergy New Orleans.

*(n)	Section 1350 Certification for System Energy.

*(o)	Section 1350 Certification for System Energy.

_________________
* Filed herewith.
+ Management contracts or compensatory plans or arrangements.