Form 10-Q
period 2007-06-30
ENTERGY CORP /DE/; SYSTEM ENERGY RESOURCES INC; ENTERGY NEW ORLEANS INC; ENTERGY MISSISSIPPI INC; Entergy Louisiana, LLC; ENTERGY ARKANSAS INC; ENTERGY GULF STATES INC
filed 2007-08-08
CIK 65984, 202584, 71508, 66901, 1348952, 7323, 44570

 __________________________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number	Registrant, State of Incorporation or Organization, Address of Principal Executive Offices, Telephone Number, and IRS Employer Identification No.	Commission File Number	Registrant, State of Incorporation or Organization, Address of Principal Executive Offices, Telephone Number, and IRS Employer Identification No.
1-11299	ENTERGY CORPORATION (a Delaware corporation) 639 Loyola Avenue New Orleans, LA 70113 Telephone (504) 576-4000 72-1229752	1-31508	ENTERGY MISSISSIPPI, INC. (a Mississippi corporation) 308 East Pearl Street Jackson, Mississippi 39201 Telephone (601) 368-5000 64-0205830

1-10764	ENTERGY ARKANSAS, INC. (an Arkansas corporation) 425 West Capitol Avenue Little Rock, Arkansas 72201 Telephone (501) 377-4000 71-0005900	0-5807	ENTERGY NEW ORLEANS, INC. (a Louisiana corporation) 1600 Perdido Street, Building 529 New Orleans, Louisiana 70112 Telephone (504) 670-3700 72-0273040

1-27031	ENTERGY GULF STATES, INC. (a Texas corporation) 350 Pine Street Beaumont, Texas 77701 Telephone (409) 838-6631 74-0662730	1-9067	SYSTEM ENERGY RESOURCES, INC. (an Arkansas corporation) Echelon One 1340 Echelon Parkway Jackson, Mississippi 39213 Telephone (601) 368-5000 72-0752777

1-32718	ENTERGY LOUISIANA, LLC (a Texas limited liability company) 446 North Boulevard Baton Rouge, LA 70802 Telephone (225) 381-5868 75-3206126

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
	Large accelerated filer	Accelerated filer	Non-accelerated filer
Entergy Corporation	Ö
Entergy Arkansas, Inc.			Ö
Entergy Gulf States, Inc.			Ö
Entergy Louisiana, LLC			Ö
Entergy Mississippi, Inc.			Ö
Entergy New Orleans, Inc.			Ö
System Energy Resources, Inc.			Ö

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Common Stock Outstanding		Outstanding at July 31, 2007
Entergy Corporation	($0.01 par value)	195,682,076

Entergy Corporation, Entergy Arkansas, Inc., Entergy Gulf States, Inc., Entergy Louisiana, LLC, Entergy Mississippi, Inc., Entergy New Orleans, Inc., and System Energy Resources, Inc. separately file this combined Quarterly Report on Form 10-Q. Information contained herein relating to any individual company is filed by such company on its own behalf. Each company reports herein only as to itself and makes no other representations whatsoever as to any other company. This combined Quarterly Report on Form 10-Q supplements and updates the Annual Report on Form 10-K for the calendar year ended December 31, 2006, and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed by the individual registrants with the SEC, and should be read in conjunction therewith.

ENTERGY CORPORATION AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
June 30, 2007

ENTERGY CORPORATION AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
June 30, 2007

FORWARD-LOOKING INFORMATION

In this combined report and from time to time, Entergy Corporation and the Registrant Subsidiaries each makes statements as a registrant concerning its expectations, beliefs, plans, objectives, goals, strategies, and future events or performance. Such statements are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "believes," "intends," "plans," "predicts," "estimates," and similar expressions are intended to identify forward-looking statements but are not the only means to identify these statements. Although each of these registrants believes that these forward-looking statements and the underlying assumptions are reasonable, it cannot provide assurance that they will prove correct. Any forward-looking statement is based on information current as of the date of this combined report and speaks only as of the date on which such statement is made. Except to the extent required by the federal securities laws, these registrants undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Forward-looking statements involve a number of risks and uncertainties. There are factors that could cause actual results to differ materially from those expressed or implied in the forward-looking statements, including those factors discussed or incorporated by reference in (a) Item 1A. Risk Factors in the Form 10-K, (b) Management's Financial Discussion and Analysis in the Form 10-K and in this report, and (c) the following factors (in addition to others described elsewhere in this combined report and in subsequent securities filings):

  resolution of pending and future rate cases and negotiations, including various performance-based rate discussions and implementation of Texas legislation, and other regulatory proceedings, including those related to Entergy's System Agreement, Entergy's utility supply plan, recovery of storm costs, and recovery of fuel and purchased power costs
  Entergy's and its subsidiaries' ability to manage their operation and maintenance costs changes in utility regulation, including the beginning or end of retail and wholesale competition, the ability to recover net utility assets and other potential stranded costs, the operations of the independent coordinator of transmission that includes Entergy's utility service territory, and the application of market power criteria by the FERC the economic climate, and particularly growth in Entergy's service territory variations in weather and the occurrence of hurricanes and other storms and disasters, including uncertainties associated with efforts to remediate the effects of Hurricanes Katrina and Rita and recovery of costs associated with restoration including Entergy's ability to obtain financial assistance from governmental authorities in connection with these storms the performance of Entergy's generating plants, and particularly the capacity factors at its nuclear generating facilities changes in the financial markets, particularly those affecting the availability of capital and Entergy's ability to refinance existing debt, execute its share repurchase program, and fund investments and acquisitions actions of rating agencies, including changes in the ratings of debt and preferred stock, changes in general corporate ratings, and changes in the rating agencies' ratings criteria changes in inflation and interest rates
  Entergy's ability to develop and execute on a point of view regarding future prices of electricity, natural gas, and other energy-related commodities
  Entergy's ability to purchase and sell assets at attractive prices and on other attractive terms prices for power generated by Entergy's unregulated generating facilities, the ability to hedge, sell power forward or otherwise reduce the market price risk associated with those facilities, including the Non-Utility Nuclear plants, and the prices and availability of fuel and power Entergy must purchase for its utility customers, and Entergy's ability to meet credit support requirements for fuel and power supply contracts volatility and changes in markets for electricity, natural gas, uranium, and other energy-related commodities changes in regulation of nuclear generating facilities and nuclear materials and fuel, including possible shutdown of nuclear generating facilities, particularly those in the Non-Utility Nuclear business uncertainty regarding the establishment of interim or permanent sites for spent nuclear fuel storage and disposal

FORWARD-LOOKING INFORMATION (Concluded)
  resolution of pending or future applications for license extensions or modifications of nuclear generating facilities changes in law resulting from federal energy legislation, including the effects of PUHCA repeal and the adoption of the FERC reliability requirements changes in environmental, tax, and other laws, including requirements for reduced emissions of sulfur, nitrogen, carbon, mercury, and other substances advances in technology
  the potential effects of threatened or actual terrorism and war the effects of Entergy's strategies to reduce tax payments the effects of litigation and government investigations
  changes in accounting standards and corporate governance
  Entergy's ability to attract and retain talented management and directors

DEFINITIONS

Certain abbreviations or acronyms used in the text are defined below:

Abbreviation or Acronym	Term

AEEC	Arkansas Electric Energy Consumers
AFUDC	Allowance for Funds Used During Construction
ALJ	Administrative Law Judge
ANO 1 and 2	Units 1 and 2 of Arkansas Nuclear One Steam Electric Generating Station (nuclear), owned by Entergy Arkansas
APSC	Arkansas Public Service Commission
Average contract price per MWh

Price at which generation output or capacity is expected to be sold to third parties, given existing contract or option exercise prices based on expected dispatch or capacity, excluding revenue associated with amortization of the below-market PPA for Palisades

Average contract revenue per MWh	Price at which the combination of generation output and capacity are expected to be sold to third parties, given existing contract or option exercise prices based on expected dispatch
Average realized price per MWh	Revenue per MWh billed
Board	Board of Directors of Entergy Corporation
Cajun	Cajun Electric Power Cooperative, Inc.
capacity factor	Actual plant output divided by maximum potential plant output for the period
City Council or Council	Council of the City of New Orleans, Louisiana
CPI-U	Consumer Price Index - Urban
DOE	United States Department of Energy
EITF	FASB's Emerging Issues Task Force
Entergy	Entergy Corporation and its direct and indirect subsidiaries
Entergy Corporation	Entergy Corporation, a Delaware corporation
Entergy-Koch	Entergy-Koch, LP, a joint venture equally owned by subsidiaries of Entergy and Koch Industries, Inc.
Entergy Louisiana	Entergy Louisiana, LLC
EPA	United States Environmental Protection Agency
EPDC	Entergy Power Development Corporation, a wholly-owned subsidiary of Entergy Corporation
ERCOT	Electric Reliability Council of Texas
FASB	Financial Accounting Standards Board
FEMA	Federal Emergency Management Agency
FERC	Federal Energy Regulatory Commission
firm liquidated damages

Transaction that requires receipt or delivery of energy at a specified delivery point (usually at a market hub not associated with a specific asset); if a party fails to deliver or receive energy, the defaulting party must compensate the other party as specified in the contract

Form 10-K	Annual Report on Form 10-K for the calendar year ended December 31, 2006 filed by Entergy Corporation and its Registrant Subsidiaries with the SEC
FSP	FASB Staff Position
Grand Gulf	Unit No. 1 of Grand Gulf Steam Electric Generating Station (nuclear), 90% owned or leased by System Energy
GWh	Gigawatt-hour(s), which equals one million kilowatt-hours
GWh billed	Total number of GWh billed to all customers

DEFINITIONS (Continued)
Abbreviation or Acronym	Term

Independence	Independence Steam Electric Station (coal), owned 16% by Entergy Arkansas, 25% by Entergy Mississippi, and 7% by Entergy Power
IRS	Internal Revenue Service
ISO	Independent System Operator
kV	Kilovolt
kW	Kilowatt
kWh	Kilowatt-hour(s)
LDEQ	Louisiana Department of Environmental Quality
LPSC	Louisiana Public Service Commission
Mcf	One thousand cubic feet of gas
MMBtu	One million British Thermal Units
MPSC	Mississippi Public Service Commission
MW	Megawatt(s), which equals one thousand kilowatt(s)
MWh	Megawatt-hour(s)
Nelson Unit 6	Unit No. 6 (coal) of the Nelson Steam Electric Generating Station, owned 70% by Entergy Gulf States
Net debt ratio	Gross debt less cash and cash equivalents divided by total capitalization less cash and cash equivalents
Net MW in operation	Installed capacity owned and operated
Net revenue	Operating revenue net of fuel, fuel-related, and purchased power expenses; and other regulatory credits
Non-Utility Nuclear	Entergy's business segment that owns and operates six nuclear power plants and sells electric power produced by those plants primarily to wholesale customers
NRC	Nuclear Regulatory Commission
NYPA	New York Power Authority
OASIS	Open Access Same Time Information Systems
PPA	Purchased power agreement
production cost	Cost in $/MMBtu associated with delivering gas, excluding the cost of the gas
PRP	Potentially responsible party (a person or entity that may be responsible for remediation of environmental contamination)
PUCT	Public Utility Commission of Texas
PUHCA 1935	Public Utility Holding Company Act of 1935, as amended
PUHCA 2005	Public Utility Holding Company Act of 2005, which repealed PUHCA 1935, among other things
PURPA	Public Utility Regulatory Policies Act of 1978
Registrant Subsidiaries	Entergy Arkansas, Inc., Entergy Gulf States, Inc., Entergy Louisiana, LLC, Entergy Mississippi, Inc., Entergy New Orleans, Inc., and System Energy Resources, Inc.
Ritchie Unit 2	Unit 2 of the R.E. Ritchie Steam Electric Generating Station (gas/oil)
River Bend	River Bend Steam Electric Generating Station (nuclear), owned by Entergy Gulf States
SEC	Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards as promulgated by the FASB
SMEPA	South Mississippi Electric Power Agency, which owns a 10% interest in Grand Gulf

DEFINITIONS (Concluded)
Abbreviation or Acronym	Term

spark spread	Dollar difference between electricity prices per unit and natural gas prices after assuming a conversion ratio for the number of natural gas units necessary to generate one unit of electricity
System Agreement	Agreement, effective January 1, 1983, as modified, among the Utility operating companies relating to the sharing of generating capacity and other power resources
System Energy	System Energy Resources, Inc.
System Fuels	System Fuels, Inc.
TWh	Terawatt-hour(s), which equals one billion kilowatt-hours
unit-contingent	Transaction under which power is supplied from a specific generation asset; if the asset is unavailable, the seller is not liable to the buyer for any damages
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
  Non-Utility Nuclear owns and operates six nuclear power plants located in the northern United States and sells the electric power produced by those plants primarily to wholesale customers. This business also provides services to other nuclear power plant owners.

In addition to its two primary, reportable, operating segments, Entergy also operates the non-nuclear wholesale assets business. The non-nuclear wholesale assets business sells to wholesale customers the electric power produced by power plants that it owns while it focuses on improving performance and exploring sales or restructuring opportunities for its power plants.

Hurricane Katrina and Hurricane Rita

See the Form 10-K for a discussion of the effects of Hurricanes Katrina and Rita, which in August and September 2005 caused catastrophic damage to portions of the Utility's service territory in Louisiana, Mississippi, and Texas, including the effect of extensive flooding that resulted from levee breaks in and around the greater New Orleans area. See Note 2 to the financial statements herein for a discussion of updates in Entergy Gulf States', Entergy Louisiana's, and Entergy Mississippi's storm cost recovery proceedings.

Entergy reached an agreement with one of its excess insurers under which Entergy received $69.5 million in the second quarter 2007 in settlement of its Hurricane Katrina claim with that insurer. Entergy has received a total of $134.5 million as of June 30, 2007 on its Hurricanes Katrina and Rita insurance claims, including $83.1 million in 2007. Refer to Note 8 to the financial statements in the Form 10-K for a description of Entergy's non-nuclear property insurance coverage.

Community Development Block Grant (CDBG)

See the Form 10-K for a discussion of the Katrina Relief Bill, a hurricane aid package that includes $11.5 billion in Community Development Block Grants (for the states affected by Hurricanes Katrina, Rita, and Wilma) that allows state and local leaders to fund individual recovery priorities.

In March 2007, the City Council certified that Entergy New Orleans has incurred $205 million in storm-related costs through December 2006 that are eligible for CDBG funding under the state action plan, and certified Entergy New Orleans' estimated costs of $465 million for the gas system rebuild. In April 2007, Entergy New Orleans executed an agreement with the Louisiana Office of Community Development under which $200 million of CDBG funds will be made available to Entergy New Orleans. Entergy New Orleans submitted the agreement to the bankruptcy court, which approved it on April 25, 2007. Entergy New Orleans has received $176.8 million of the funds as of June 30, 2007, and the remainder will be paid to Entergy New Orleans as it incurs and submits additional eligible costs.

Entergy New Orleans Bankruptcy

See the Form 10-K for a discussion of the Entergy New Orleans bankruptcy proceeding. On May 7, 2007, the bankruptcy judge entered an order confirming Entergy New Orleans' plan of reorganization. With the receipt of CDBG funds, and the agreement on insurance recovery with one of its excess insurers, Entergy New Orleans waived the conditions precedent in its plan of reorganization, and the plan became effective on May 8, 2007.

Following are significant terms in Entergy New Orleans' plan of reorganization:

  Entergy New Orleans paid in full, in cash, the allowed third-party prepetition accounts payable (approximately $29 million, including interest). Entergy New Orleans paid interest from September 23, 2005 at the Louisiana judicial rate of interest for 2005 (6%) and 2006 (8%), and at the Louisiana judicial rate of interest plus 1% for 2007. The Louisiana judicial rate of interest for 2007 is 9.5%.
  Entergy New Orleans issued notes due in three years in satisfaction of its affiliate prepetition accounts payable (approximately $74 million, including interest), including its indebtedness to the Entergy System money pool. Entergy New Orleans included in the principal amount of the notes accrued interest from September 23, 2005 at the Louisiana judicial rate of interest for 2005 (6%) and 2006 (8%), and at the Louisiana judicial rate of interest plus 1% for 2007 through the date of issuance of the notes. The Louisiana judicial rate of interest is 9.5% for 2007. Entergy New Orleans will pay interest on the notes from their date of issuance at the Louisiana judicial rate of interest plus 1%.
  Entergy New Orleans repaid to Entergy Corporation, in full, in cash, the outstanding borrowings under the debtor-in-possession (DIP) credit agreement (approximately $67 million).
  Entergy New Orleans' first mortgage bonds will remain outstanding with their current maturity dates and interest terms. Pursuant to an agreement with the first mortgage bondholders, Entergy New Orleans paid the first mortgage bondholders an amount equal to the one year of interest from the bankruptcy petition date that the bondholders had waived previously in the bankruptcy proceeding (approximately $12 million).
  Entergy New Orleans' preferred stock will remain outstanding on its current dividend terms, and Entergy New Orleans paid its unpaid preferred dividends in arrears (approximately $1 million).
  Litigation claims will generally be unaltered, and will generally proceed as if Entergy New Orleans had not filed for bankruptcy protection, with exceptions for certain claims.

With confirmation of the plan of reorganization, Entergy has reconsolidated Entergy New Orleans in the second quarter 2007, retroactive to January 1, 2007. Because Entergy owns all of the common stock of Entergy New Orleans, reconsolidation does not affect the amount of net income that Entergy recorded from Entergy New Orleans' operations for the current or prior period, but does result in Entergy New Orleans' financial results being included in each individual income statement line item in 2007, rather than only its net income being presented as "Equity in earnings (loss) of unconsolidated equity affiliates," as will remain the case for 2005 and 2006.

Results of Operations

Second Quarter 2007 Compared to Second Quarter 2006

Following are income statement variances for Utility, Non-Utility Nuclear, Parent & Other, and Entergy comparing the second quarter 2007 to the second quarter 2006 showing how much the line item increased or (decreased) in comparison to the prior period:
	Utility	Non-Utility Nuclear	Parent & Other (1)	Entergy
	(In Thousands)

2nd Quarter 2006 Consolidated Net Income	$199,623	$63,379	$18,800	$281,802
Net revenue (operating revenue less fuel expense, purchased power, and other regulatory charges/credits)	53,702	91,271	(33,972)	111,001
Other operation and maintenance expenses	59,383	19,803	(12,750)	66,436
Taxes other than income taxes	20,747	4,130	341	25,218
Depreciation	14,017	6,283	410	20,710
Other income	(3,423)	10,468	3,815	10,860
Interest charges	3,740	(3,585)	18,983	19,138
Other (including discontinued operations)	863	(7,163)	(14,709)	(21,009)
Income taxes	4,684	22,598	(43,732)	(16,450)

2nd Quarter 2007 Consolidated Net Income	$148,194	$108,726	$10,682	$267,602

(1)	Parent & Other includes eliminations, which are primarily intersegment activity.

Refer to "ENTERGY CORPORATION AND SUBSIDIARIES - SELECTED OPERATING RESULTS" for further information with respect to operating statistics.

As discussed above, Entergy New Orleans has been reconsolidated retroactive to January 1, 2007 and its results are included in each individual income statement line item for 2007. The variance explanations for the Utility for the second quarter 2007 compared to the second quarter 2006 in "Results of Operations" below reflect the 2006 results of operations of Entergy New Orleans as if it were reconsolidated in 2006, consistent with the 2007 presentation including the results in each individual income statement line item. Entergy's as-reported results for 2006, which had Entergy New Orleans deconsolidated, and the amounts needed to reconsolidate Entergy New Orleans, which include inter-company items, are set forth in the table below.
	Three Months Ended June 30, 2006
	Entergy Corporation and Subsidiaries (as reported)	Entergy New Orleans adjustment*
	(In Thousands)

Operating Revenues	$2,628,502	$65,087
Operating Expenses:
Fuel, fuel-related, and gas purchased for resale and purchased power	1,239,027	13,642
Other operation and maintenance	573,234	17,527
Taxes other than income taxes	91,130	8,088
Depreciation and amortization	217,943	8,466
Other regulatory credits - net	(58,929)	1,038
Other operating expenses	78,804	42
Total Operating Expenses	$2,141,209	$48,803
Other Income	$44,565	($9,512)
Interest and Other Charges	$140,274	($13)
Income From Continuing Operations Before Income Taxes	$391,584	$6,785
Income Taxes	$122,901	$6,785
Income From Continuing Operations	$268,683	$ -
Income From Discontinued Operations	$13,119	$ -
Consolidated Net Income	$281,802	$ -

*	Reflects the adjustment needed to reconsolidate Entergy New Orleans for 2006. The adjustment includes intercompany eliminations.

Net Revenue

Utility

Following is an analysis of the change in net revenue comparing the second quarter of 2007 to the second quarter of 2006.

Amount
(In Millions)
2006 net revenue (includes $50.4 million for Entergy New Orleans)	$1,126.2
Base revenues	28.0
Fuel recovery	19.7
Transmission revenue	9.8
Pass-through rider revenue	9.1
Purchased power capacity	(30.9)
Net wholesale revenue	(22.8)
Volume/weather	(18.9)
Other	9.3
2007 net revenue	$1,129.5

The base revenues variance resulted from rate increases primarily at Entergy Louisiana effective September 2006 for the 2005 formula rate plan filing to recover LPSC-approved incremental deferred and ongoing purchased power capacity costs and for the interim recovery of storm costs. The formula rate plan filing is discussed in Note 2 to the financial statements in the Form 10-K.

The fuel recovery variance is due to the inclusion of Grand Gulf costs in Entergy New Orleans' fuel recoveries effective July 1, 2006. In June 2006, the City Council approved the recovery of Grand Gulf costs through the fuel adjustment clause, without a corresponding change in base rates (a significant portion of Grand Gulf costs was previously recovered through base rates).

The transmission revenue variance is due to an increase in rates effective June 2006 and the addition of new transmission customers in 2006.

The pass-through rider revenue variance is due to a change in 2006 in the accounting for city franchise tax revenues in Arkansas as directed by the APSC. The change results in an increase in rider revenue with a corresponding increase in taxes other than income taxes, resulting in no effect on net income.

The purchased power capacity variance is due to higher capacity charges. A portion of the variance is due to the amortization of deferred capacity costs and is offset in base revenues due to base rate increases implemented to recover incremental deferred and ongoing purchased power capacity charges at Entergy Louisiana, as discussed above.

The net wholesale revenue variance is due to more energy available for resale at Entergy New Orleans in 2006 due to the decrease in retail usage caused by customer losses following Hurricane Katrina. In addition, 2006 revenue includes the sales into the wholesale market of Entergy New Orleans' share of the output of Grand Gulf, pursuant to City Council approval of measures proposed by Entergy New Orleans to address the reduction in Entergy New Orleans' retail customer usage caused by Hurricane Katrina and to provide revenue support for the costs of Entergy New Orleans' share of Grand Gulf.

The volume/weather variance resulted primarily from less favorable weather compared to the same period in 2006 in the residential and commercial sectors and decreased usage during the unbilled sales period, partially offset by an increase in billed usage after adjusting for the effects of weather. See Note 1 to the financial statements in the Form 10-K for a discussion of the accounting for unbilled revenues.

Non-Utility Nuclear

Net revenue increased for Non-Utility Nuclear primarily due to higher pricing in its contracts to sell power and additional production available resulting from the acquisition of the Palisades plant in April 2007. The increase was partially offset by the effect on revenues of two refueling outages in the second quarter of 2007 and an extended unplanned outage at a plant compared to one refueling outage in the second quarter of 2006. Following are key performance measures for Non-Utility Nuclear for the second quarters of 2007 and 2006:

	2007	2006

Net MW in operation at June 30	4,998	4,200
Average realized price per MWh	$51.28	$43.76
GWh billed	8,896	8,281
Capacity factor	82%	90%

Parent & Other

Net revenue decreased for Parent & Other primarily due to the $14.1 million gain ($8.6 million net-of-tax) realized on the sale of the non-nuclear wholesale asset business's remaining interest in a power development project in the second quarter of 2006. Also contributing to the decrease were higher natural gas prices in the second quarter of 2007 compared to the same period in 2006 as well as lower production as a result of an additional plant outage in the second quarter 2007 compared to the same period in 2006. A substantial portion of the effect on net income of this decline is offset by a related decrease in other operation and maintenance expenses.

Other Operation and Maintenance Expenses

Utility

Other operation and maintenance expenses increased from $419 million for the second quarter of 2006 to $461 million for the second quarter of 2007 primarily due to:

  an increase of $13 million in distribution expenses, including higher labor and contract costs, ongoing as well as timing increases in vegetation maintenance costs, and the return to normal operations work in 2007 versus storm restoration activities in 2006 as a result of the hurricanes;
  an increase of $12 million in nuclear expenses due to non-refueling outages, refueling outage preparation costs, increased nuclear labor and contract costs, and higher NRC fees;
  an increase of $7 million in transmission expenses, including transmission line and substation maintenance and independent coordinator of transmission expenses; and
  an increase of $7 million in fossil plant expenses due to the return to normal operations work in 2007 versus storm restoration activities in 2006 as a result of Hurricanes Katrina and Rita and differing maintenance outage schedules and scopes from 2006 to 2007.

Non-Utility Nuclear

Other operation and maintenance expenses increased from $155 million for the second quarter of 2006 to $175 million for the second quarter of 2007 primarily due to the acquisition of the Palisades plant in April 2007.

Taxes Other Than Income Taxes

Taxes other than income taxes increased for the Utility from $84 million for the second quarter of 2006 to $97 million for the second quarter of 2007 primarily due to an increase of $9 million in city franchise taxes in Arkansas due to a change in August 2006 in the accounting for city franchise tax revenues as directed by the APSC. The change results in an increase in taxes other than income taxes with a corresponding increase in rider revenue, resulting in no effect on net income.

Interest Charges

Interest charges increased for Parent & Other primarily due to additional borrowings on Entergy Corporation's revolving credit facilities.

Income Taxes

The effective income tax rates for the second quarters of 2007 and 2006 were 28.0% and 31.0%, respectively. The reduction in the effective income tax rate versus the statutory rate of 35% for the second quarter of 2007 is primarily due to the resolution of tax audit issues in the 2002-2003 audit cycle, book and tax differences related to the allowance for equity funds used during construction, and the amortization of investment tax credits. These factors were partially offset by book and tax differences for utility plant items and state income taxes. The reduction in the effective income tax rate for the second quarter of 2006 versus the federal statutory rate of 35.0% is primarily due to the recognition of an income tax benefit related to ANO 1 steam generator removal cost and the resolution of a tax audit issue, partially offset by state income taxes.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Following are income statement variances for Utility, Non-Utility Nuclear, Parent & Other, and Entergy comparing the six months ended June 30, 2007 to the six months ended June 30, 2006 showing how much the line item increased or (decreased) in comparison to the prior period:
	Utility	Non-Utility Nuclear	Parent & Other (1)	Entergy
	(In Thousands)

2006 Consolidated Net Income	$319,375	$144,908	$11,148	$475,431
Net revenue (operating revenue less fuel expense, purchased power, and other regulatory charges/credits)	136,794	163,537	(60,972)	239,359
Other operation and maintenance expenses	109,001	16,344	(23,963)	101,382
Taxes other than income taxes	37,201	2,859	4,503	44,563
Depreciation	39,509	7,429	793	47,731
Other income	3,922	10,026	10,915	24,863
Interest charges	14,911	(8,748)	27,247	33,410
Other (including discontinued operations)	1,578	(9,275)	(14,288)	(21,985)
Income taxes	8,403	54,416	(52,034)	10,785

2007 Consolidated Net Income	$252,644	$236,896	($9,743)	$479,797

(1)	Parent & Other includes eliminations, which are primarily intersegment activity.

Refer to "ENTERGY CORPORATION AND SUBSIDIARIES - SELECTED OPERATING RESULTS" for further information with respect to operating statistics.

The variance explanations for the Utility for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 in "Results of Operations" below reflect the 2006 results of operations of Entergy New Orleans as if it were reconsolidated in 2006, consistent with the 2007 presentation including the results in each individual income statement line item. Entergy's as-reported results for 2006, which had Entergy New Orleans deconsolidated, and the amounts needed to reconsolidate Entergy New Orleans, which include inter-company items, are set forth in the table below.
	Six Months Ended June 30, 2006
	Entergy Corporation and Subsidiaries (as reported)	Entergy New Orleans adjustment*
	(In Thousands)

Operating Revenues	$5,196,537	$133,155
Operating Expenses:
Fuel, fuel-related, and gas purchased for resale and purchased power	2,540,569	41,256
Other operation and maintenance	1,102,664	32,114
Taxes other than income taxes	194,468	16,689
Depreciation and amortization	423,332	15,889
Other regulatory credits - net	(102,946)	2,080
Other operating expenses	156,394	83
Total Operating Expenses	$4,314,481	$108,111
Other Income	$101,235	($15,012)
Interest and Other Charges	$277,008	($139)
Income From Continuing Operations Before Income Taxes	$706,283	$10,171
Income Taxes	$241,732	$10,171
Income From Continuing Operations	$464,551	$ -
Income From Discontinued Operations	$10,880	$ -
Consolidated Net Income	$475,431	$ -

*	Reflects the adjustment needed to reconsolidate Entergy New Orleans for 2006. The adjustment includes intercompany eliminations.

Net Revenue

Utility

Following is an analysis of the change in net revenue comparing the six months ended June 30, 2007 to the six months ended June 30, 2006.
Amount
(In Millions)
2006 net revenue (includes $89.8 million for Entergy New Orleans)	$2,089.8
Volume/weather	57.0
Base revenues	54.8
Pass-through rider revenue	18.6
Transmission revenue	17.8
Fuel recovery	16.1
Net wholesale revenue	(65.4)
Purchased power capacity	(68.0)
Other	16.1
2007 net revenue	$2,136.8

The volume/weather variance resulted primarily from increased electricity usage, including increased usage during the unbilled sales period. Billed usage increased by a total of 1,041 GWh, an increase of 2%. See Note 1 to the financial statements in the Form 10-K for a discussion of the accounting for unbilled revenues.

The base revenues variance resulted from rate increases primarily at Entergy Louisiana effective September 2006 for the 2005 formula rate plan filing to recover LPSC-approved incremental deferred and ongoing purchased power capacity costs and for the interim recovery of storm costs. The formula rate plan filing is discussed in Note 2 to the financial statements in the Form 10-K.

The pass-through rider revenue variance is due primarily to a change in 2006 in the accounting for city franchise tax revenues in Arkansas as directed by the APSC. The change results in an increase in rider revenue with a corresponding increase in taxes other than income taxes, resulting in no effect on net income.

The transmission revenue variance is due to an increase in rates effective June 2006 and the addition of new transmission customers in 2006.

The fuel recovery variance is due to the inclusion of Grand Gulf costs in Entergy New Orleans' fuel recoveries effective July 1, 2006. In June 2006, the City Council approved the recovery of Grand Gulf costs through the fuel adjustment clause, without a corresponding change in base rates (a significant portion of Grand Gulf costs was previously recovered through base rates). The fuel recovery variance is partially offset by adjustments of fuel clause recoveries in the first quarter of 2006 in Entergy Gulf States' Louisiana jurisdiction and a reserve for potential rate refunds in the first quarter of 2007 in Entergy Gulf States' Texas jurisdiction as a result of a PUCT ruling related to the application of past PUCT rulings addressing transition to competition in Texas, both of which have unfavorable effects on net revenue for the six months ended June 30, 2007.

The net wholesale revenue variance is due primarily to 1) more energy available for resale at Entergy New Orleans in 2006 due to the decrease in retail usage caused by customer losses following Hurricane Katrina, 2) the inclusion in 2006 revenue of sales into the wholesale market of Entergy New Orleans' share of the output of Grand Gulf, pursuant to City Council approval of measures proposed by Entergy New Orleans to address the reduction in Entergy New Orleans' retail customer usage caused by Hurricane Katrina and to provide revenue support for the costs of Entergy New Orleans' share of Grand Gulf, and 3) decreased results from wholesale contracts and lower wholesale prices.

The purchased power capacity variance is due to higher capacity charges and new purchased power contracts that began in mid-2006. A portion of the variance is due to the amortization of deferred capacity costs and is offset in base revenues due to base rate increases implemented to recover incremental deferred and ongoing purchased power capacity charges at Entergy Louisiana, as discussed above.

Non-Utility Nuclear

Net revenue increased for Non-Utility Nuclear primarily due to higher pricing in its contracts to sell power and additional production available resulting from the acquisition of the Palisades plant in April 2007. The increase was partially offset by the effect on 2007 revenues of three refueling outages and an extended unplanned outage at a plant compared to one refueling outage in the same period in 2006. Following are key performance measures for Non-Utility Nuclear for the six months ended June 30, 2007 and 2006:

	2007	2006

Net MW in operation at June 30	4,998	4,200
Average realized price per MWh	$53.13	$44.03
GWh billed	17,211	17,044
Capacity factor	86%	94%

Parent & Other

Net revenue decreased for Parent & Other primarily due to the $14.1 million gain ($8.6 million net-of-tax) realized on the sale of the non-nuclear wholesale asset business' remaining interest in a power development project in the second quarter of 2006. Also contributing to the decrease were higher natural gas prices in 2007 compared to the same period in 2006 as well as lower production as a result of an additional plant outage in 2007 compared to the same period in 2006. A substantial portion of the effect on net income of this decline is offset by a related decrease in other operation and maintenance expenses.

Other Operation and Maintenance Expenses

Utility

Other operation and maintenance expenses increased from $793 million for the six months ended June 30, 2006 to $870 million for the six months ended June 30, 2007 primarily due to:

  an increase of $25 million in distribution expenses, including higher labor and contract costs, ongoing as well as timing increases in vegetation maintenance costs, and the return to normal operations work in 2007 versus storm restoration activities in 2006 as a result of the hurricanes;
  an increase of $16 million in transmission expenses, including transmission line and substation maintenance and independent coordinator of transmission expenses;
  an increase of $15 million in nuclear expenses primarily due to non-refueling outages, refueling outage preparation costs, increased nuclear labor and contract costs, and higher NRC fees;
  an increase of $6 million in fossil plant expenses due to the return to normal operations work in 2007 versus storm restoration activities in 2006 as a result of Hurricanes Katrina and Rita and differing outage schedules and scopes from 2006 to 2007; and
  an increase of $5 million as a result of higher insurance premiums due to amending coverage in mid-2006 in addition to the timing of premium payments compared to 2006.

Other Income Statement Items

Utility

Taxes other than income taxes increased from $178 million for the six months ended June 30, 2006 to $199 million for the six months ended June 30, 2007 primarily due to an increase of $15 million in city franchise taxes in Arkansas due to a change in August 2006 in the accounting for city franchise tax revenues as directed by the APSC. The change results in an increase in taxes other than income taxes with a corresponding increase in rider revenue, resulting in no effect on net income.

Depreciation and amortization expenses increased from $399 million for the six months ended June 30, 2006 to $423 million for the six months ended June 30, 2007 primarily due to an increase in plant in service and a revision made in the first quarter of 2006 of estimated depreciable lives involving certain intangible assets.

Other income increased from $64 million for the six months ended June 30, 2006 to $83 million for the six months ended June 30, 2007 primarily due to carrying charges on storm costs.

Interest Charges

Utility

Interest and other charges increased from $188.6 million for the six months ended June 30, 2006 to $203.8 million for the six months ended June 30, 2007 primarily due to the following:

  interest on first mortgage bonds primarily at Entergy New Orleans. On September 23, 2006, when the one-year interest moratorium agreed to by the bondholders expired, Entergy New Orleans resumed interest accruals on its outstanding first mortgage bonds;
  interest on Entergy New Orleans' third-party accounts payable pursuant to its plan of reorganization, as discussed above under "Hurricanes Katrina and Rita"; and
  interest of $6.7 million recorded on advances from independent power producers per a FERC order.

Parent & Other

Interest charges increased primarily due to additional borrowings under Entergy Corporation's revolving credit facilities.

Income Taxes

The effective income tax rates for the six months ended June 30, 2007 and 2006 were 33.9% and 33.5%, respectively. The reduction in the effective income tax rate versus the statutory rate of 35% for the six months ended June 30, 2007 is primarily due to the resolution of tax audit issues in the 2002-2003 audit cycle, book and tax differences related to the allowance for equity funds used during construction, and the amortization of investment tax credits. These factors were partially offset by book and tax differences for utility plant items and state income taxes. The reduction in the effective income tax rate for the six months ended June 30, 2006 versus the federal statutory rate of 35.0% is primarily due to the recognition of an income tax benefit related to ANO 1 steam generator removal cost and the resolution of a tax audit issue, partially offset by state income taxes.

Liquidity and Capital Resources

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy's capital structure, capital expenditure plans and other uses of capital, and sources of capital. Following are updates to that discussion.

Capital Structure

Entergy's capitalization is balanced between equity and debt, as shown in the following table. The increase in the debt to capital percentage from 2006 to 2007 is primarily the result of additional borrowings under Entergy Corporation's revolving credit facilities, along with a decrease in shareholders' equity primarily due to repurchases of common stock.

	June 30, 2007	December 31, 2006

Net debt to net capital	54.1%	49.4%
Effect of subtracting cash from debt	3.2%	2.9%
Debt to capital	57.3%	52.3%

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

As discussed in the Form 10-K, Entergy Corporation had in place as of June 30, 2007, two separate revolving credit facilities, a five-year credit facility and a three-year credit facility. The five-year credit facility expires in May 2010 and the three-year facility expires in December 2008. Entergy Corporation also has the ability to issue letters of credit against the total borrowing capacity of both the three-year and the five-year credit facilities. Following is a summary of the borrowings outstanding and capacity available under these facilities as of June 30, 2007:
Facility	Capacity	Borrowings	Letters of Credit	Capacity Available
	(In Millions)

5-Year Facility	$2,000	$855	$79	$1,066
3-Year Facility	$1,500	$1,115	$-	$385

On August 2, 2007, Entergy Corporation entered into a new, $3.5 billion credit facility, and terminated the two previously existing facilities. See Part II, Item 5 herein for additional information on the new credit facility, including the amounts of the borrowings and letters of credit outstanding as of August 8, 2007.

See Note 4 to the financial statements for additional discussion of Entergy's credit facilities.

Capital Expenditure Plans and Other Uses of Capital

See the table in the Form 10-K under "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources - Capital Expenditure Plans and Other Uses of Capital," which sets forth the amounts of planned construction and other capital investments by operating segment for 2007 through 2009.

In April 2007, Entergy's Non-Utility Nuclear business purchased the 798 MW Palisades nuclear energy plant located near South Haven, Michigan from Consumers Energy Company for a net cash payment of $336 million. Entergy received the plant, nuclear fuel, inventories, and other assets. The liability to decommission the plant, as well as related decommissioning trust funds, was also transferred to Entergy's Non-Utility Nuclear business. Entergy's Non-Utility Nuclear business executed a unit-contingent, 15-year purchased power agreement (PPA) with Consumers Energy for 100% of the plant's output, excluding any future uprates. Prices under the PPA range from $43.50/MWh in 2007 to $61.50/MWh in 2022, and the average price under the PPA is $51/MWh. In the first quarter 2007, the NRC renewed Palisades' operating license until 2031. Also as part of the transaction, Entergy's Non-Utility Nuclear business assumed responsibility for spent fuel at the decommissioned Big Rock Point nuclear plant, which is located near Charlevoix, Michigan.  Palisades' financial results since April 2007 are included in Entergy's Non-Utility Nuclear business segment. See Note 5 to the financial statements herein for a discussion of the purchase price allocation and the amortization to revenue of the below-market PPA.

In April 2007, Entergy Louisiana announced that it plans to pursue the self-build solid fuel repowering of a 538 MW unit at its Little Gypsy plant.  Petroleum coke will be the unit's primary fuel source.  In July 2007, Entergy Louisiana filed with the LPSC for approval of the repowering project, and stated that it expects to spend $1.55 billion on the project. In addition to seeking a finding that the project is in the public interest, the filing with the LPSC asks that Entergy Louisiana be allowed to recover a portion of the project's financing costs during the construction period. Entergy Louisiana expects the project to be completed in 2011-2012. The planned capital investment estimate in the Form 10-K included capital required for a project of this type, although Entergy Louisiana now expects to spend approximately $100 million more through 2009 than the amounts included in the Form 10-K for the project.

In July 2007, Entergy Arkansas signed an agreement to purchase for $210 million the Ouachita Power Facility, a 789 MW natural gas-fired, combined-cycle, load-following generating facility located in north Louisiana and owned by Ouachita Power, LLC. Entergy Arkansas and Entergy Louisiana plan to invest a total of approximately $75 million in reliability upgrades. The Ouachita plant will be 100 percent owned by Entergy Arkansas, and the acquisition is expected to close in 2008. Entergy Arkansas expects to sell to Entergy Gulf States, under a separate agreement, approximately one-third of the output of the Ouachita plant on a long-term basis. The purchase of the plant is contingent upon obtaining necessary approvals, including full cost recovery, from various federal and state regulatory and permitting agencies. The planned capital investments estimate in the Form 10-K included $190 million in 2008 for the estimated cost of an acquisition of this type.

Entergy now expects to spend $73 million more through 2008 than the amount included in the Form 10-K planned capital investment estimate for initial development costs for potential new nuclear development at the Grand Gulf and River Bend sites, including licensing and design activities.

Dividends

On July 30, 2007, the Board declared a quarterly dividend per Entergy Corporation common share of $0.75, which is an increase from the prior quarterly dividend per share of $0.54. Declarations of dividends on Entergy's common stock are made at the discretion of the Board. Among other things, the Board evaluates the level of Entergy's common stock dividends based upon Entergy's earnings, financial strength, and future investment opportunities.

Debtor-in-Possession Credit Agreement

See the Form 10-K for a discussion of the Entergy New Orleans debtor-in-possession (DIP) credit facility between Entergy New Orleans as borrower and Entergy Corporation as lender. Pursuant to the terms of its plan of reorganization, which became effective in May 2007, Entergy New Orleans fully repaid its DIP credit facility borrowings.

Cash Flow Activity

As shown in Entergy's Statements of Cash Flows, cash flows for the six months ended June 30, 2007 and 2006 were as follows:
	2007	2006
	(In Millions)

Cash and cash equivalents at beginning of period	$1,016	$583

Cash flow provided by (used in):
Operating activities	964	1,480
Investing activities	(1,016)	(1,054)
Financing activities	339	(279)
Effect of exchange rates on cash and cash equivalents	-	(1)
Net increase in cash and cash equivalents	287	146

Effect of reconsolidating Entergy New Orleans in 2007	17	-

Cash and cash equivalents at end of period	$1,320	$729

Operating Activities

Entergy's cash flow provided by operating activities decreased by $516 million for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. Following are cash flows from operating activities by segment:

  Utility provided $764 million in cash from operating activities in 2007 compared to providing $1,088 million in 2006, primarily due to decreased collection of fuel costs, the catch-up in receivable collections in 2006 due to delays caused by the hurricanes in 2005, the receipt of an income tax refund in 2006 compared to income tax payments being made in 2007, partially offset by the receipt of $177 million of Community Development Block Grant funds by Entergy New Orleans in 2007 and significant storm restoration spending in 2006. A $344 million income tax refund was received by Entergy Corporation in 2006 (including $71 million attributable to Entergy New Orleans) as a result of net operating loss carry back provisions contained in the Gulf Opportunity Zone Act of 2005. In accordance with Entergy's intercompany tax allocation agreement, $273 million of the refund was distributed to the Utility business in April 2006, with most of the remainder distributed to Non-Utility Nuclear.
  Non-Utility Nuclear provided $259 million in cash from operating activities in 2007 compared to providing $473 million in 2006. The decrease is primarily due to the receipt of income tax refunds in 2006 compared to income tax payments being made in 2007. An increase in cash flow attributable to higher net revenue was substantially offset by spending associated with three refueling outages in 2007 compared to one in 2006.
  Parent & Other used $59 million in cash from operating activities in 2007 compared to $81 million in 2006.

Investing Activities

Net cash used in investing activities decreased by $38 million for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. The following activity is notable in comparing the six months ended June 30, 2007 to the six months ended June 30, 2006:

  Construction expenditures were $235 million lower in 2007 than in 2006, primarily due to storm restoration expenditures in the Utility in 2006.
  Non-Utility Nuclear purchased the Palisades power plant in April 2007.
  Entergy Mississippi purchased the Attala power plant in January 2006.
  Insurance proceeds received increased by $72 million in 2007 because of payments received on Hurricanes Katrina and Rita claims.
  In 2006 Entergy received proceeds from the sale of the retail electric portion of the Competitive Retail Services business operating in the ERCOT region of Texas and the sale of the non-nuclear wholesale asset business' remaining interest in a power development project.

Financing Activities

Financing activities provided $339 million of cash for the six months ended June 30, 2007 compared to using $279 million of cash for the six months ended June 30, 2006. The following activity is notable in comparing the six months ended June 30, 2007 to the six months ended June 30, 2006:

  Entergy Corporation increased the net borrowings under its credit facilities by $1,150 million in 2007, compared to increasing the net borrowings under its credit facilities by $20 million in 2006. See Note 4 to the financial statements for a description of the Entergy Corporation credit facilities.
  A subsidiary of Entergy Gulf States issued $329.5 million of securitization bonds in June 2007. See Note 4 to the financial statements for additional information regarding the securitization bonds.
  Entergy Mississippi redeemed $100 million of first mortgage bonds in 2007 and issued $100 million of first mortgage bonds in 2006.
  Entergy Corporation repurchased $825 million of its common stock in 2007, and did not repurchase any shares of its common stock in 2006.
  Entergy Louisiana Holdings, Inc. redeemed all $100.5 million of its outstanding preferred stock in June 2006.

Significant Factors and Known Trends

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends" in the Form 10-K for discussions of rate regulation, federal regulation, and market and credit risk sensitive instruments. Following are updates to the information provided in the Form 10-K.

State and Local Rate Regulation

See the Form 10-K for a chart summarizing material rate proceedings. See Note 2 to the financial statements herein for updates to the proceedings discussed in that chart.

Federal Regulation

See the Form 10-K for a discussion of federal regulatory proceedings. Following are updates to that discussion.

System Agreement Proceedings

In May 2007 Entergy filed with the FERC the rates to implement the FERC's orders in the System Agreement proceeding that are discussed in the Form 10-K. The filing shows the following payments/receipts among the Utility operating companies for 2007, based on calendar year 2006 production costs, commencing for service in June 2007, are necessary to achieve rough production cost equalization under the FERC's orders:
Payments or (Receipts)
(In Millions)
Entergy Arkansas	$252
Entergy Gulf States	($120)
Entergy Louisiana	($91)
Entergy Mississippi	($41)
Entergy New Orleans	$0

Several parties intervened in the proceeding at the FERC, including the APSC, the MPSC, the Council, and the LPSC, which have also filed protests. The APSC, the MPSC, and the Council asked the FERC to confirm that the FERC did not intend to preempt a retail regulator from undertaking an independent prudence review of the production costs in setting retail rates, or ask the FERC to set the rough production cost equalization payments/receipts for hearing to allow the retail regulators the opportunity to evaluate the prudence of the underlying production costs. In July 2007, the FERC accepted the proposed rates for filing, allowed them to go into effect as of June 1, 2007, subject to refund, and set the filing, including the calculation and underlying production costs, for hearing and settlement procedures. Additionally, the Utility operating companies had filed with the FERC proposing certain modifications to the rough production cost equalization calculation. The FERC rejected certain of the proposed modifications, accepted certain of the proposed modifications without further proceedings, and set two of the proposed modifications for hearing and settlement proceedings.

Entergy Arkansas will pay $36 million per month for seven months, and began making the payments in June 2007. As discussed in Note 2 to the financial statements, the APSC has approved through December 31, 2008 a production cost allocation rider for recovery from customers of the retail portion of the costs allocated to Entergy Arkansas.

On April 27, 2007, the FERC denied the requests for rehearing filed regarding the Utility operating companies' compliance filing to implement the System Agreement decision, with one exception regarding the issue of retrospective refunds. That issue will be addressed subsequent to the remanded proceeding involving the interruptible load decision discussed in the paragraph below. The period for appeal of the April 27 decision expired in June 2007. The LPSC appealed to the D.C. Circuit Court of Appeals the denial of rehearing, and the Utility operating companies and the APSC intervened in that appeal.

Based on the FERC's April 27 order on rehearing, Entergy Arkansas recorded accounts payable and Entergy Gulf States, Entergy Louisiana, and Entergy Mississippi recorded accounts receivable to reflect the rough production cost equalization payments and receipts required to implement the FERC's remedy for calendar year 2006 production costs that FERC accepted for filing and allowed to go into effect in June 2007. Entergy Arkansas recorded a corresponding regulatory asset for its right to collect the payments from its customers and Entergy Gulf States, Entergy Louisiana, and Entergy Mississippi recorded corresponding regulatory liabilities for their obligations to give the receipts to their customers. The regulatory asset and liabilities are shown as "System Agreement cost equalization" on the respective balance sheets. The liabilities and assets for the payments and receipts that may be required to implement the FERC's remedy for calendar year 2007 production costs will be recorded after additional information becomes available during the second half of 2007. The FERC's remedy is based on annual production costs which cannot be accurately estimated at this time.  The level of any payments and receipts is significantly affected by a number of factors, including, among others, weather, the price of alternative fuels, the operating characteristics of the System's generating fleet, and multiple factors affecting the calculation of the non-fuel related revenue requirement components of the total production costs, such as plant investment.

On April 3, 2007, the LPSC filed a complaint with the FERC in which it sought to have the FERC order the following modifications to Entergy's rough production costs equalization calculation: (1) elimination of interruptible loads from the methodology used to allocate demand-related capacity costs; and (2) change of the method used to re-price energy from the Vidalia hydroelectric project for purposes of calculating production cost disparities. Entergy filed an intervention and protest in this proceeding. In May 2007 the FERC denied the LPSC's complaint. The LPSC has requested rehearing.

As discussed in the Form 10-K, in June 2006 the APSC filed a complaint at the FERC that states, "the purpose of the complaint is to institute an investigation into the prudence of Entergy's practices affecting the wholesale rates that flow through its System Agreement." In June 2007 the FERC denied the APSC's complaint on the basis that it was premature. The FERC found that the annual rough production cost equalization filing is the appropriate proceeding for the retail regulators to raise prudence issues. Regarding transmission, the FERC found that it has recently implemented reforms related to transmission. If those reforms are inadequate to address the APSC's concerns, then it can renew its complaint. The APSC, the MPSC, and the Council have asked for rehearing or clarification of this order to confirm that the FERC did not intend to preempt a retail regulator from undertaking an independent prudence review of the production costs in setting retail rates.

As discussed in the Form 10-K, on December 18, 2006, the LPSC filed a complaint requesting the FERC "immediately institute a proceeding to determine whether, and on what terms, [Entergy Arkansas] may withdraw" from the System Agreement. In June 2007 the FERC denied the LPSC's complaint on the basis that it was premature. The FERC's order indicates that the FERC will evaluate at the time of Entergy Arkansas' departure whether "the System Agreement will remain just and reasonable for the remaining members .... and likewise that any new Entergy Arkansas jurisdictional wholesale arrangements will be just and reasonable." The FERC Order goes on to state that "in light of the history and nature of the existing members' planning and operation of their facilities under the System Agreement, it is possible it may ultimately be appropriate to require transition measures or other conditions to ensure just and reasonable wholesale rates and services" upon the termination of Entergy Arkansas' participation in the current System Agreement.

On April 3, 2007, the U.S. Court of Appeals for the D.C. Circuit issued its opinion in the LPSC's appeal of the FERC's March 2004 and April 2005 orders related to the treatment under the System Agreement of the Utility operating companies' interruptible loads.  In its opinion, the D.C. Circuit concluded that the FERC (1) acted arbitrarily and capriciously by allowing the Utility operating companies to phase-in the effects of the elimination of the interruptible load over a 12-month period of time; (2) failed to adequately explain why refunds could not be ordered under Section 206(c) of the Federal Power Act; and (3) exercised appropriately its discretion to defer addressing the cost of sulfur dioxide allowances until a later time.  The D.C. Circuit remanded the matter to the FERC for a more considered determination on the issue of refunds.

In conjunction with the recent application of Entergy Gulf States and Calcasieu Power, LLC seeking FERC approval of Entergy Gulf States' acquisition of the Calcasieu Generating Facility, the Utility operating companies filed a Petition for Declaratory Order requesting that the FERC find either (1) that in those circumstances where a resource to be acquired or constructed has been determined by Entergy's Operating Committee to be a resource devoted to serving Entergy System load and has been approved by the applicable retail regulator, the cost of such resource shall be reflected in the rough production cost equalization calculation; or (2) that Entergy Gulf States' acquisition of the Calcasieu facility is prudent and the costs are properly reflected in the rough production cost equalization calculation.  The APSC, LPSC, MPSC, City Council, and several other parties intervened in the proceeding, with the APSC, LPSC, and City Council filing protests.  In July 2007 the FERC denied the application for a declaratory order. The FERC concluded that (1) the circumstances surrounding resource acquisition on the Entergy System were not of sufficient "local interest" to warrant the FERC deferring to the findings of the applicable regulator; and (2) with respect to the alternative request for relief, consistent with its prior precedent, the FERC would not "entertain the issue of the prudence of a purchase until such time as the purchaser passes on the cost of the purchase to its customers."

Independent Coordinator of Transmission (ICT)

In May 2007 the FERC denied the requests for rehearing of its October 2006 order. In June 2007, the Utility operating companies made their compliance filing pursuant to the FERC's order denying rehearing.

As discussed in the Form 10-K, in the FERC's April 2006 order approving Entergy's ICT proposal, the FERC stated that the weekly procurement process (WPP) must be operational within approximately 14 months of the FERC order, or June 24, 2007, or the FERC may reevaluate all approvals to proceed with the ICT.  The Utility operating companies have been working with the ICT and a software vendor to develop the software and systems necessary to implement the WPP. The Utility operating companies also filed with the FERC on April 24, 2007 a request to make certain corrections and limited modifications to the current WPP tariff provisions. On June 8, 2007, the Utility operating companies filed a status report with the FERC notifying the FERC that, due to unexpected issues with the development of the WPP software and testing, the WPP would not be operational by June 24, but instead is currently expected to be operational no later than September 24, 2007. The Utility operating companies committed to notify the FERC of the actual implementation date at least one week prior to commencing WPP operations.

As discussed in the Form 10-K, in October 2006 the Utility operating companies had filed revisions to their Open Access Transmission Tariff ("OATT") to establish a mechanism to recover from their wholesale transmission customers the (1) costs incurred to develop or join a regional transmission organization and to develop the ICT; and (2) the on-going costs that will be incurred under the ICT agreements. In December 2006 the FERC accepted the proposed provisions for filing and set them for hearing and settlement procedures. In June 2007 the Utility operating companies reached a settlement-in-principle with the parties to the proceeding and expect to file the settlement with the FERC in August 2007.

Available Flowgate Capacity (AFC) Proceeding

In accordance with the provisions of the FERC order approving the ICT, during the first and second quarters of 2007 the Utility operating companies notified the FERC, the ICT, and the stakeholders that certain instances had been identified in which software errors related to the AFC process had resulted in the reporting of inaccurate data.  Following the reporting of the initial errors, certain market participants urged the FERC to move forward with the AFC hearing process in light of those errors.  In April 2007, the FERC issued an order terminating the AFC hearing, now that Entergy's ICT has been installed.

Market-based Rate Authority

As discussed in the Form 10-K, in May 2005, the FERC instituted a proceeding under Section 206 of the FPA to investigate whether Entergy satisfies the FERC's transmission market power and affiliate abuse/reciprocal dealing standards for the granting of market-based rate authority, and established a refund effective date pursuant to the provisions of Section 206, for purposes of the additional issues set for hearing.  The FERC decided to hold that investigation in abeyance, however, pending the outcomes of the ICT proceedings and Entergy's affiliate purchased power agreements proceeding. In June 2005, Entergy sought rehearing of the May order instituting the proceeding. The FERC terminated the Section 206 proceeding in May 2007 and dismissed Entergy's request for rehearing as moot. The FERC found that there was no further need for the proceeding.

Market and Credit Risk Sensitive Instruments

Commodity Price Risk

Power Generation

As discussed more fully in the Form 10-K, the sale of electricity from the power generation plants owned by Entergy's Non-Utility Nuclear business, unless otherwise contracted, is subject to the variability of market power prices. Following is an updated summary of the amount of Non-Utility Nuclear's output that is sold forward as of June 30, 2007 under physical or financial contracts (2007 represents the remaining two quarters of the year):

	2007	2008	2009	2010	2011
Non-Utility Nuclear (including Palisades acquisition):
Percent of planned generation sold forward:
Unit-contingent	43%	48%	42%	31%	29%
Unit-contingent with availability guarantees (1)	46%	36%	28%	22%	7%
Firm liquidated damages	7%	4%	0%	0%	0%
Total	96%	88%	70%	53%	36%
Planned generation (TWh)	21	41	41	41	42
Average contract price per MWh	$48	$54	$58	$56	$51

(1)

A sale of power on a unit-contingent basis coupled with a guarantee of availability provides for the payment to the power purchaser of contract damages, if incurred, in the event the seller fails to deliver power as a result of the failure of the specified generation unit to generate power at or above a specified availability threshold. All of Entergy's outstanding guarantees of availability provide for dollar limits on Entergy's maximum liability under such guarantees.

The Vermont Yankee acquisition included a 10-year PPA under which the former owners will buy the power produced by the plant through the expiration in 2012 of the current operating license for the plant. The PPA includes an adjustment clause under which the prices specified in the PPA will be adjusted downward monthly if power market prices drop below PPA prices, which has not happened thus far and is not expected in the foreseeable future.

See the Form 10-K for a discussion of Non-Utility Nuclear's value sharing agreements with NYPA involving energy sales from the Fitzpatrick and Indian Point 3 power plants. Non-Utility Nuclear calculated that $0 was owed to NYPA for 2005 under the value sharing agreements. In November 2006 NYPA filed a demand for arbitration claiming that $90.5 million was due to NYPA for 2005 under these agreements. Non-Utility Nuclear filed a motion in New York state court to determine whether NYPA's claim should be decided by a court as opposed to an arbitrator. In February 2007, the court issued an order denying Non-Utility Nuclear's request, and NYPA's claim is now in arbitration. Non-Utility Nuclear has also calculated that $0 was owed to NYPA for 2006 under the value sharing agreements. In April 2007 NYPA filed an amended demand for arbitration claiming that an additional $54 million was due to NYPA for 2006 under the value sharing agreements. With respect to both of these claims, Non-Utility Nuclear disagrees with NYPA's interpretation of the value sharing agreements, believes it has meritorious defenses to NYPA's claims, and intends to defend against those claims vigorously. Arbitration hearings were held in July 2007, and the arbitrator's decision is pending.

Some of the agreements to sell the power produced by Entergy's Non-Utility Nuclear power plants contain provisions that require an Entergy subsidiary to provide collateral to secure its obligations under the agreements. The Entergy subsidiary is required to provide collateral based upon the difference between the current market and contracted power prices in the regions where Non-Utility Nuclear sells power. The primary form of collateral to satisfy these requirements is an Entergy Corporation guaranty.  Cash and letters of credit are also acceptable forms of collateral.  At June 30, 2007, based on power prices at that time, Entergy had in place as collateral $808 million of Entergy Corporation guarantees for wholesale transactions, including $73 million of guarantees that support letters of credit. The assurance requirement associated with Non-Utility Nuclear is estimated to increase by an amount of up to $343 million if gas prices increase $1 per MMBtu in both the short- and long-term markets. In the event of a decrease in Entergy Corporation's credit rating to below investment grade, Entergy will be required to replace Entergy Corporation guarantees with cash or letters of credit under some of the agreements.

In addition to selling the power produced by its plants, the Non-Utility Nuclear business sells installed capacity to load-serving distribution companies in order for those companies to meet requirements placed on them by the ISO in their area. Following is a summary of the amount of the Non-Utility Nuclear business' installed capacity that is currently sold forward, and the blended amount of the Non-Utility Nuclear business' planned generation output and installed capacity that is currently sold forward as of June 30, 2007 (2007 represents the remaining two quarters of the year):

	2007	2008	2009	2010	2011
Non-Utility Nuclear (including Palisades acquisition):
Percent of capacity sold forward:
Bundled capacity and energy contracts	21%	27%	27%	27%	26%
Capacity contracts	66%	39%	26%	9%	3%
Total	87%	66%	53%	36%	29%
Planned net MW in operation	4,998	4,998	4,998	4,998	4,998
Average capacity contract price per kW per month	$1.7	$1.4	$1.3	$1.7	$2.0
Blended Capacity and Energy (based on revenues)
% of planned generation and capacity sold forward	94%	83%	64%	45%	27%
Average contract revenue per MWh	$50	$54	$59	$56	$51

As of June 30, 2007, approximately 97% of Non-Utility Nuclear's counterparty exposure from energy and capacity contracts is with counterparties with investment grade credit ratings.

Non-Utility Nuclear NRC Filing

On July 30, 2007, Entergy Nuclear Operations, Inc., the operator of the six nuclear power plants included in Entergy's Non-Utility Nuclear business, filed an application with the NRC requesting that the NRC approve an "indirect transfer of control" of the plants to an Entergy subsidiary holding company.  The proposed transfer of control will not result in any change in the role of Entergy Nuclear Operations as the licensed operator of the plants or changes in the officers, personnel or day-to-day operation of the plants.  If approved, the new holding company structure could facilitate the Non-Utility Nuclear business' ability to pursue debt financing based upon its own balance sheet and financial results. In its NRC filing, Entergy Nuclear Operations contemplates that the Non-Utility Nuclear business could borrow up to $5.5 billion in debt. Potential uses of the proceeds could include repayment of Entergy Corporation indebtedness, share repurchases, additional investments, or other corporate purposes. In addition, the new structure could facilitate other transactions, such as a joint venture, carve out, spin off, or other structures.  No decisions have been made on any possible transaction, however, including both financing and other alternatives, nor has any decision been made regarding the potential use of financing proceeds. The proposed restructuring is also subject to certain state regulatory approvals.

Critical Accounting Estimates

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy's accounting for nuclear decommissioning costs, unbilled revenue, impairment of long-lived assets, qualified pension and other postretirement benefits, and other contingencies.

New Accounting Pronouncements

The FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS 159) during the first quarter of 2007. SFAS 159 provides an option for companies to select certain financial assets and liabilities to be accounted for at fair value with changes in the fair value of those assets or liabilities being reported through earnings. The intent of the standard is to mitigate volatility in reported earnings caused by the application of the more complicated fair value hedging accounting rules. Under SFAS 159, companies can select existing assets or liabilities for this fair value option concurrent with the effective date of January 1, 2008 for companies with fiscal years ending December 31 or can select future assets or liabilities as they are acquired or entered into. Entergy is in the process of evaluating the potential effect of making this accounting election.

In June 2006, the EITF reached a consensus on EITF Issue 06-3 "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)" (EITF 06-3). The scope of this issue includes any tax assessed by a governmental authority that is both imposed on and concurrent with a specific revenue-producing transaction between a seller and a customer, and may include, but is not limited to, sales, use, value added, and some excise taxes. Under EITF 06-3, the presentation of taxes within the scope of this issue on either a gross basis (included in revenues and costs) or a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. For any such taxes reported on a gross basis, the amounts of those taxes in interim and annual financial statements, for each period for which an income statement is presented, should be disclosed if those amounts are significant. Entergy's policy is to present such taxes on a net basis, unless required to report differently by a regulatory authority. EITF 06-3 did not affect Entergy's financial statements.

(Page left blank intentionally)

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Three and Six Months Ended June 30, 2007 and 2006
(Unaudited)

	Three Months Ended		Six Months Ended
	2007	2006	2007	2006
	(In Thousands, Except Share Data)

OPERATING REVENUES
Electric	$2,194,644	$2,177,710	$4,306,104	$4,270,646
Natural gas	42,909	13,612	127,861	51,027
Competitive businesses	531,799	437,180	1,029,446	874,864
TOTAL	2,769,352	2,628,502	5,463,411	5,196,537

OPERATING EXPENSES
Operating and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	595,602	661,619	1,383,014	1,501,791
Purchased power	601,000	577,408	1,045,239	1,038,778
Nuclear refueling outage expenses	44,614	42,546	87,589	84,540
Other operation and maintenance	639,670	573,234	1,204,046	1,102,664
Decommissioning	42,080	36,258	79,910	71,854
Taxes other than income taxes	116,348	91,130	239,031	194,468
Depreciation and amortization	238,653	217,943	471,063	423,332
Other regulatory charges (credits) - net	13,345	(58,929)	36,885	(102,946)
TOTAL	2,291,312	2,141,209	4,546,777	4,314,481

OPERATING INCOME	478,040	487,293	916,634	882,056

OTHER INCOME
Allowance for equity funds used during construction	7,459	8,908	24,717	24,367
Interest and dividend income	53,948	35,139	111,058	78,968
Equity in earnings of unconsolidated equity affiliates	477	8,483	2,101	12,070
Miscellaneous - net	(6,459)	(7,965)	(11,778)	(14,170)
TOTAL	55,425	44,565	126,098	101,235

INTEREST AND OTHER CHARGES
Interest on long-term debt	124,057	122,670	247,156	243,151
Other interest - net	33,553	15,235	65,768	32,495
Allowance for borrowed funds used during construction	(4,386)	(5,405)	(14,915)	(14,450)
Preferred dividend requirements and other	6,188	7,774	12,409	15,812
TOTAL	159,412	140,274	310,418	277,008

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	374,053	391,584	732,314	706,283

Income taxes	106,451	122,901	252,517	241,732

INCOME FROM CONTINUING OPERATIONS	267,602	268,683	479,797	464,551

INCOME FROM DISCONTINUED OPERATIONS (net of income tax
expense of $7,190 and $5,986, respectively)	-	13,119	-	10,880

CONSOLIDATED NET INCOME	$267,602	$281,802	$479,797	$475,431

Basic earnings per average common share:
Continuing operations	$1.36	$1.29	$2.41	$2.24
Discontinued operations	-	$0.06	-	0.05
Basic earnings per average common share	$1.36	$1.35	$2.41	$2.29
Diluted earnings per average common share:
Continuing operations	$1.32	$1.27	$2.34	$2.20
Discontinued operations	-	$0.06	-	0.05
Diluted earnings per average common share	$1.32	$1.33	$2.34	$2.25
Dividends declared per common share	$0.54	$0.54	$1.08	$1.08

Basic average number of common shares outstanding	196,979,140	207,982,485	198,754,673	207,858,104
Diluted average number of common shares outstanding	203,423,646	211,557,985	204,785,090	211,467,674

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2007 and 2006
(Unaudited)
	2007	2006
	(In Thousands)

OPERATING ACTIVITIES
Consolidated net income	$479,797	$475,431
Adjustments to reconcile consolidated net income to net cash flow provided by operating activities:
Reserve for regulatory adjustments	8,038	41,683
Other regulatory charges (credits) - net	36,885	(102,946)
Depreciation, amortization, and decommissioning	550,973	496,632
Deferred income taxes, investment tax credits, and non-current taxes accrued	507,929	427,272
Equity in earnings of unconsolidated equity affiliates - net of dividends	(2,101)	(9,896)
Changes in working capital:
Receivables	(123,088)	318,480
Fuel inventory	(10,533)	(13,650)
Accounts payable	(137,102)	(285,750)
Taxes accrued	(189,410)	23,941
Interest accrued	(29,093)	(21,754)
Deferred fuel	37,705	272,835
Other working capital accounts	(169,775)	103,790
Provision for estimated losses and reserves	56,241	25,037
Changes in other regulatory assets	132,989	(165,527)
Other	(185,323)	(105,035)
Net cash flow provided by operating activities	964,132	1,480,543

INVESTING ACTIVITIES
Construction/capital expenditures	(717,115)	(952,432)
Allowance for equity funds used during construction	24,717	24,367
Nuclear fuel purchases	(219,328)	(124,250)
Proceeds from sale/leaseback of nuclear fuel	124,185	41,109
Proceeds from sale of assets and businesses	13,063	77,159
Payment for purchase of plant	(336,211)	(88,199)
Insurance proceeds received for property damages	82,081	10,330
Decrease in other investments	73,969	50,070
Proceeds from nuclear decommissioning trust fund sales	1,013,414	523,806
Investment in nuclear decommissioning trust funds	(1,075,084)	(573,921)
Other regulatory investments	-	(42,479)
Net cash flow used in investing activities	(1,016,309)	(1,054,440)

See Notes to Financial Statements.

26

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2007 and 2006
(Unaudited)
	2007	2006
	(In Thousands)

FINANCING ACTIVITIES
Proceeds from the issuance of:
Long-term debt	2,042,123	1,237,865
Preferred stock	-	73,354
Common stock and treasury stock	53,706	15,372
Retirement of long-term debt	(699,906)	(1,143,746)
Repurchase of common stock	(825,460)	-
Redemption of preferred stock	(2,250)	(181,060)
Changes in credit line borrowings - net	-	(40,000)
Dividends paid:
Common stock	(215,472)	(224,458)
Preferred stock	(13,344)	(16,760)
Net cash flow provided by (used in) financing activities	339,397	(279,433)

Effect of exchange rates on cash and cash equivalents	(243)	(556)

Net increase in cash and cash equivalents	286,977	146,114

Cash and cash equivalents at beginning of period	1,016,152	582,820

Effect of the reconsolidation of Entergy New Orleans on cash and cash equivalents	17,093	-

Cash and cash equivalents at end of period	$1,320,222	$728,934

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period for:
Interest - net of amount capitalized	$297,229	$282,454
Income taxes	$228,750	($231,325)
Noncash financing activities:
Proceeds from long-term debt issued for the purpose
of refunding other long-term debt	-	$54,700

See Notes to Financial Statements.

27

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
June 30, 2007 and December 31, 2006
(Unaudited)
	2007	2006
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$104,004	$117,379
Temporary cash investments - at cost,
which approximates market	1,216,218	898,773
Total cash and cash equivalents	1,320,222	1,016,152
Note receivable - Entergy New Orleans DIP loan	-	51,934
Notes receivable	490	699
Accounts receivable:
Customer	463,960	410,512
Allowance for doubtful accounts	(27,231)	(19,348)
Other	466,307	487,264
Accrued unbilled revenues	333,477	249,165
Total receivables	1,236,513	1,127,593
Accumulated deferred income taxes	-	11,680
Fuel inventory - at average cost	208,672	193,098
Materials and supplies - at average cost	665,964	604,998
Deferred nuclear refueling outage costs	216,444	147,521
System agreement cost equalization	215,800	-
Prepayments and other	172,733	171,759
TOTAL	4,036,838	3,325,434

OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity	79,063	229,089
Decommissioning trust funds	3,223,901	2,858,523
Non-utility property - at cost (less accumulated depreciation)	210,848	212,726
Other	72,845	47,115
TOTAL	3,586,657	3,347,453

PROPERTY, PLANT AND EQUIPMENT
Electric	32,728,200	30,713,284
Property under capital lease	728,683	730,182
Natural gas	294,595	92,787
Construction work in progress	855,149	786,147
Nuclear fuel under capital lease	190,640	269,485
Nuclear fuel	727,488	561,291
TOTAL PROPERTY, PLANT AND EQUIPMENT	35,524,755	33,153,176
Less - accumulated depreciation and amortization	14,690,254	13,715,099
PROPERTY, PLANT AND EQUIPMENT - NET	20,834,501	19,438,077

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
SFAS 109 regulatory asset - net	655,642	740,110
Other regulatory assets	2,774,223	2,768,352
Deferred fuel costs	168,122	168,122
Long-term receivables	17,293	19,349
Goodwill	377,172	377,172
Other	964,279	898,662
TOTAL	4,956,731	4,971,767

TOTAL ASSETS	$33,414,727	$31,082,731

See Notes to Financial Statements.

28

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY
June 30, 2007 and December 31, 2006
(Unaudited)
	2007	2006
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$271,942	$181,576
Notes payable	25,039	25,039
Accounts payable	997,247	1,122,596
Customer deposits	277,438	248,031
Taxes accrued	-	187,324
Accumulated deferred income taxes	18,545	-
Interest accrued	149,741	160,831
Deferred fuel costs	91,740	73,031
Obligations under capital leases	152,682	153,246
Pension and other postretirement liabilities	32,338	41,912
System agreement cost equalization	215,800	-
Other	257,541	271,544
TOTAL	2,490,053	2,465,130

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	6,170,259	5,820,700
Accumulated deferred investment tax credits	352,634	358,550
Obligations under capital leases	185,980	188,033
Other regulatory liabilities	524,047	449,237
Decommissioning and asset retirement cost liabilities	2,316,081	2,023,846
Transition to competition	79,098	79,098
Accumulated provisions	130,522	88,902
Pension and other postretirement liabilities	1,463,720	1,410,433
Long-term debt	10,291,695	8,798,087
Preferred stock with sinking fund	8,250	10,500
Other	1,250,405	847,415
TOTAL	22,772,691	20,074,801

Commitments and Contingencies

Preferred stock without sinking fund	364,474	344,913

SHAREHOLDERS' EQUITY
Common stock, $.01 par value, authorized 500,000,000
shares; issued 248,174,087 shares in 2007 and in 2006	2,482	2,482
Paid-in capital	4,841,059	4,827,265
Retained earnings	6,372,687	6,113,042
Accumulated other comprehensive loss	(41,769)	(100,512)
Less - treasury stock, at cost (52,114,693 shares in 2007 and
45,506,311 shares in 2006)	3,386,950	2,644,390
TOTAL	7,787,509	8,197,887

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$33,414,727	$31,082,731

See Notes to Financial Statements.

29

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS, COMPREHENSIVE INCOME, AND PAID-IN CAPITAL
For the Three Months Ended June 30, 2007 and 2006
(Unaudited)
	2007		2006
	(In Thousands)

RETAINED EARNINGS

Retained Earnings - Beginning of period	$6,211,617		$5,515,421

Add: Consolidated net income	267,602	$267,602	281,802	$281,802

Deduct:
Dividends declared on common stock	106,532		112,295
Capital stock and other expenses	-		3,310
Total	106,532		115,605

Retained Earnings - End of period	$6,372,687		$5,681,618

ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of period:
Accumulated derivative instrument fair value changes	($64,111)		($201,301)

Pension and other postretirement liabilities	(105,431)		-

Net unrealized investment gains	108,547		71,250

Foreign currency translation	6,435		3,390

Minimum pension liability	-		(22,345)
Total	(54,560)		(149,006)

Net derivative instrument fair value changes
arising during the period (net of tax expense of $1,851 and $11,151)	4,549	4,549	6,672	6,672

Pension and other postretirement liabilities (net of tax expense of $1,092)	(339)	(339)	-	-

Net unrealized investment gains (net of tax expense (benefit) of $4,317 and ($10,117))	8,350	8,350	(11,874)	(11,874)

Foreign currency translation (net of tax expense of $124 and $206)	231	231	383	383

Balance at end of period:
Accumulated derivative instrument fair value changes	(59,562)		(194,629)

Pension and other postretirement liabilities	(105,770)		-

Net unrealized investment gains	116,897		59,376

Foreign currency translation	6,666		3,773

Minimum pension liability	-		(22,345)
Total	($41,769)		($153,825)
Comprehensive Income		$280,393		$276,983

PAID-IN CAPITAL

Paid-in Capital - Beginning of period	$4,831,803		$4,816,037

Add:
Common stock issuances related to stock plans	9,256		1,591

Paid-in Capital - End of period	$4,841,059		$4,817,628

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS, COMPREHENSIVE INCOME, AND PAID-IN CAPITAL
For the Six Months Ended June 30, 2007 and 2006
(Unaudited)

	2007		2006
	(In Thousands)

RETAINED EARNINGS

Retained Earnings - Beginning of period	$6,113,042		$5,433,931

Add:
Consolidated net income	479,797	$479,797	475,431	$475,431
Adjustment related to FIN 48 implementation	(4,600)		-
Total	475,197		475,431

Deduct:
Dividends declared on common stock	215,552		224,434
Capital stock and other expenses	-		3,310
Total	215,552		227,744

Retained Earnings - End of period	$6,372,687		$5,681,618

ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of period:
Accumulated derivative instrument fair value changes	($105,578)		($392,614)

Pension and other postretirement liabilities	(105,909)		-

Net unrealized investment gains	104,551		67,923

Foreign currency translation	6,424		3,217

Minimum pension liability	-		(22,345)
Total	(100,512)		(343,819)

Net derivative instrument fair value changes
arising during the period (net of tax expense of $30,176 and $131,543)	46,016	46,016	197,985	197,985

Pension and other postretirement liabilities (net of tax expense of $1,366)	139	139	-	-

Net unrealized investment gains (net of tax expense (benefit) of $7,107 and ($7,802))	12,346	12,346	(8,547)	(8,547)

Foreign currency translation (net of tax expense of $130 and $299)	242	242	556	556

Balance at end of period:
Accumulated derivative instrument fair value changes	(59,562)		(194,629)

Pension and other postretirement liabilities	(105,770)		-

Net unrealized investment gains	116,897		59,376

Foreign currency translation	6,666		3,773

Minimum pension liability	-		(22,345)
Total	($41,769)		($153,825)
Comprehensive Income		$538,540		$665,425

PAID-IN CAPITAL

Paid-in Capital - Beginning of period	$4,827,265		$4,817,637

Add (Deduct):
Common stock issuances related to stock plans	13,794		(9)

Paid-in Capital - End of period	$4,841,059		$4,817,628

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three and Six Months Ended June 30, 2007 and 2006
(Unaudited)

	Three Months Ended		Increase/
Description	2007	2006	(Decrease)%
	(Dollars in Millions)
Utility Electric Operating Revenues:
Residential	$691	$697	($6)	(1)
Commercial	576	546	30	5
Industrial	640	620	20	3
Governmental	54	36	18	50
Total retail	1,961	1,899	62	3
Sales for resale (1)	98	161	(63)	(39)
Other	136	118	18	15
Total	$2,195	$2,178	$17	1

Utility Billed Electric Energy
Sales (GWh):
Residential	6,985	7,034	(49)	(1)
Commercial	6,481	6,060	421	7
Industrial	9,814	9,561	253	3
Governmental	562	378	184	49
Total retail	23,842	23,033	809	4
Sales for resale (1)	1,428	2,816	(1,388)	(49)
Total	25,270	25,849	(579)	(2)

	Six Months Ended		Increase/
Description	2007	2006	(Decrease)%
	(Dollars in Millions)
Utility Electric Operating Revenues:
Residential	$1,435	$1,394	$41	3
Commercial	1,132	1,087	45	4
Industrial	1,273	1,287	(14)	(1)
Governmental	105	76	29	38
Total retail	3,945	3,844	101	3
Sales for resale (1)	189	336	(147)	(44)
Other	172	91	81	89
Total	$4,306	$4,271	$35	1

Utility Billed Electric Energy
Sales (GWh):
Residential	14,777	13,997	780	6
Commercial	12,597	11,594	1,003	9
Industrial	19,137	18,613	524	3
Governmental	1,111	760	351	46
Total retail	47,622	44,964	2,658	6
Sales for resale (1)	3,066	5,577	(2,511)	(45)
Total	50,688	50,541	147	-

(1) 2006 includes sales to Entergy New Orleans, which was deconsolidated for 2006. Entergy New Orleans was reconsolidated effective January 1, 2007.

ENTERGY CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. COMMITMENTS AND CONTINGENCIES

Entergy New Orleans Bankruptcy

See Note 9 to the financial statements herein for information on the Entergy New Orleans bankruptcy proceeding.

Nuclear Insurance

See Note 8 to the financial statements in the Form 10-K for information on nuclear liability and property insurance associated with Entergy's nuclear power plants. Following is an update to that information.

Property Insurance

In April 2007, the excess layer coverage for the Utility nuclear plants was increased to $750 million per occurrence per plant and the blanket layer coverage (shared among the plants) for the Utility nuclear plants was decreased to $350 million per occurrence.

Non-Nuclear Property Insurance

See Note 8 to the financial statements in the Form 10-K for information on Entergy's non-nuclear property insurance program. Following is an update to that information.

Entergy reached an agreement with one of its excess insurers under which Entergy received $69.5 million in the second quarter 2007 in settlement of its Hurricane Katrina claim with that insurer. $53.8 million of the proceeds were allocated to Entergy New Orleans, $2.1 million were allocated to Entergy Gulf States, and $9.7 million were allocated to Entergy Louisiana. Entergy has received a total of $134.5 million as of June 30, 2007 on its Hurricanes Katrina and Rita claims, including $70.7 million allocated to Entergy New Orleans, $33.2 million allocated to Entergy Gulf States, and $24.8 million allocated to Entergy Louisiana.

To the extent that Entergy New Orleans receives insurance proceeds for future construction expenditures associated with rebuilding its gas system, the October 2006 City Council resolution approving the settlement of Entergy New Orleans' rate and storm-cost recovery filings requires Entergy New Orleans to record those proceeds in a designated sub-account of other deferred credits. This other deferred credit is shown as "Gas system rebuild insurance proceeds" on Entergy New Orleans' balance sheet.

NYPA Value Sharing Agreements

See Note 8 to the financial statements in the Form 10-K for information on the NYPA Value Sharing Agreements. See the Form 10-K for a discussion of Non-Utility Nuclear's value sharing agreements with NYPA involving energy sales from the Fitzpatrick and Indian Point 3 power plants. Non-Utility Nuclear calculated that $0 was owed to NYPA for 2005 under the value sharing agreements. In November 2006, NYPA filed a demand for arbitration claiming that $90.5 million was due to NYPA for 2005 under these agreements. Non-Utility Nuclear filed a motion in New York state court to determine whether NYPA's claim should be decided by a court as opposed to an arbitrator. In February 2007, the court issued an order denying Non-Utility Nuclear's request, and NYPA's claim is now in arbitration. Non-Utility Nuclear has also calculated that $0 was owed to NYPA for 2006 under the value sharing agreements. In April 2007, NYPA filed an amended demand for arbitration claiming that an additional $54 million was due to NYPA for 2006 under the value sharing agreements. With respect to both of these claims, Non-Utility Nuclear disagrees with NYPA's interpretation of the value sharing agreements, believes it has meritorious defenses to NYPA's claims, and intends to defend against those claims vigorously. Arbitration hearings were held in July 2007, and the arbitrator's decision is pending.

CashPoint Bankruptcy (Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans)

See Note 8 to the financial statements in the Form 10-K for information regarding the bankruptcy of CashPoint, which managed a network of payment agents for the Utility operating companies.

Employment and Labor-related Proceedings

Entergy Corporation and the Registrant Subsidiaries are responding to various lawsuits and other labor-related proceedings filed by current and former employees. These actions include, but are not limited to, allegations of wrongful employment actions; wage disputes and other claims under the Fair Labor Standards Act or its state counterparts; claims of race, gender and disability discrimination; disputes arising under collective bargaining agreements; unfair labor practice proceedings and other administrative proceedings before the National Labor Relations Board; claims of retaliation; and claims for or regarding benefits under various Entergy Corporation sponsored plans. Entergy Corporation and the Registrant Subsidiaries are responding to these suits and proceedings and deny liability to the claimants.

Asbestos and Hazardous Material Litigation (Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans)

See Note 8 to the financial statements in the Form 10-K for information regarding asbestos and hazardous material litigation at Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans.

NOTE 2. RATE AND REGULATORY MATTERS

Regulatory Assets

Other Regulatory Assets

See Note 2 to the financial statements in the Form 10-K for information regarding regulatory assets in the Utility business reflected on the balance sheets of Entergy and the Registrant Subsidiaries.

Deferred Fuel Costs

See Note 2 to the financial statements in the Form 10-K for information regarding fuel proceedings involving the Utility operating companies. The following are updates to the Form 10-K.

Entergy Arkansas

In March 2007, in order to allow further consideration by the APSC, the APSC granted Entergy Arkansas' petition for rehearing and for stay of the APSC's January 2007 order in the proceeding investigating Entergy Arkansas' interim energy cost rate. The APSC has taken no action in this proceeding since its March 2007 order.

Also in March 2007, Entergy Arkansas filed with the APSC its annual energy cost rate for the period April 2007 through March 2008. The filed energy cost rate decreased from $0.02827/kWh to $0.01179/kWh effective the first billing cycle in April 2007.

In its June 2007 order regarding Entergy Arkansas' rate case, discussed below, the APSC approved the continuation of Entergy Arkansas' energy cost recovery rider through December 31, 2008.

Entergy Gulf States (Texas)

In March 2007 Entergy Gulf States filed a request with the PUCT to refund $78.5 million, including interest, of fuel cost recovery over-collections through January 2007. In June 2007 the PUCT approved a unanimous stipulation and settlement agreement that updated the over-collection balance through April 2007 and established a refund amount, including interest, of $109.4 million. The refund will be made over a two-month period beginning with the first billing cycle in July 2007. Amounts refunded through the interim fuel refund are subject to final reconciliation in a future fuel reconciliation proceeding.

In May 2006, Entergy Gulf States filed with the PUCT a fuel and purchased power reconciliation case covering the period September 2003 through December 2005 for costs recoverable through the Texas fixed fuel factor rate and the incremental purchased capacity recovery rider. Entergy Gulf States is reconciling $1.6 billion of fuel and purchased power costs on a Texas retail basis. A hearing was conducted before administrative law judges (ALJs) in April 2007. On July 24, 2007, the ALJs issued a proposal for decision recommending that Entergy Gulf States be authorized to reconcile all of its requested Texas fixed fuel factor expenses and recommending a minor adjustment to the incremental purchased capacity recovery calculation. The ALJs also recommend granting an exception to PUCT rules to allow for recovery of an additional $11.4 million in Texas-jurisdictional purchased power capacity costs. The PUCT is scheduled to consider the proposal for decision during its August 16, 2007 open meeting.

Storm Cost Recovery Filings

See Note 2 to the financial statements in the Form 10-K for information regarding storm cost recovery filings involving the Utility operating companies. The following are updates to the Form 10-K.

Entergy Gulf States - Texas

In April 2007, the PUCT issued its financing order authorizing the issuance of securitization bonds to recover $353 million of hurricane reconstruction costs and up to $6 million of transaction costs, offset by $32 million of related deferred income tax benefits. In June 2007, Entergy Gulf States Reconstruction Funding I, LLC (Entergy Gulf States Reconstruction Funding), a company wholly-owned and consolidated by Entergy Gulf States, issued $329.5 million of senior secured transition bonds (securitization bonds). With the proceeds, Entergy Gulf States Reconstruction Funding purchased from Entergy Gulf States the transition property, which is the right to recover from customers though a transition charge amounts sufficient to service the securitization bonds. Entergy Gulf States began cost recovery through the transition charge in July 2007, and the transition charge is expected to remain in place over a 15-year period. See Note 4 to the financial statements for additional information regarding the securitization bonds.

Entergy Gulf States - Louisiana and Entergy Louisiana

In February 2007, Entergy Louisiana and Entergy Gulf States filed rebuttal testimony and filed a second supplemental and amending application by which they seek authority from the LPSC to securitize their storm cost recovery and storm reserve amounts, together with certain debt retirement costs and upfront and ongoing costs of the securitized debt issued. Securitization is authorized by a law signed by the Governor of Louisiana in May 2006. The filing updates actual storm-related costs through January 2007 and estimated future costs, including carrying charges, declaring that Entergy Louisiana's costs are $561 million and Entergy Gulf States' costs are $219 million.  The filing also updates the requested storm reserve amounts, requesting $141 million for Entergy Louisiana and $87 million for Entergy Gulf States. Hearings on the quantification of the amounts eligible for securitization began in late-April 2007. At the start of the hearing, a stipulation among Entergy Gulf States, Entergy Louisiana, the LPSC staff, and most other parties in the proceeding was read into the record. The stipulation quantifies the balance of storm restoration costs for recovery as $545 million for Entergy Louisiana and $187 million for Entergy Gulf States, and sets the storm reserve amounts at $152 million for Entergy Louisiana and $87 million for Entergy Gulf States. The stipulation also calls for securitization of the storm restoration costs and storm reserves in those same amounts. Hearings on authorization of securitization of the storm costs and reserves were held in June 2007. On August 1, 2007, the LPSC voted to issue an order approving recovery of the stipulated storm cost recovery and storm reserve amounts plus certain debt retirement and upfront and ongoing costs through securitization financing.

Entergy Mississippi

In October 2006 the MPSC issued a financing order authorizing the issuance of state bonds to finance $8 million of Entergy Mississippi's certified Hurricane Katrina restoration costs and $40 million for an increase in Entergy Mississippi's storm damage reserve. $30 million of the storm damage reserve will be set aside in a restricted account. A Mississippi state entity issued the bonds in May 2007, and Entergy Mississippi received proceeds of $48 million. Entergy Mississippi will not report the bonds in its balance sheet because the bonds are the obligation of the state entity, and there is no recourse against Entergy Mississippi in the event of a bond default. To service the bonds, Entergy Mississippi will collect a system restoration charge on behalf of the state, and will remit the collections to the state. By analogy to and in accordance with Entergy's accounting policy for collection of sales taxes, Entergy Mississippi will not report the collections as revenue because it is merely acting as the billing and collection agent for the state.

Entergy New Orleans

In March 2007, the City Council certified that Entergy New Orleans has incurred $205 million in storm-related costs through December 2006 that are eligible for CDBG funding under the state action plan, and certified Entergy New Orleans' estimated costs of $465 million for the gas system rebuild. In April 2007, Entergy New Orleans executed an agreement with the Louisiana Office of Community Development under which $200 million of CDBG funds will be made available to Entergy New Orleans. Entergy New Orleans submitted the agreement to the bankruptcy court, which approved it on April 25, 2007. Entergy New Orleans has received $176.8 million of the funds as of June 30, 2007, and the remainder will be paid to Entergy New Orleans as it incurs and submits additional eligible costs.

Retail Rate Proceedings

See Note 2 to the financial statements in the Form 10-K for information regarding retail rate proceedings involving the Utility operating companies. The following are updates to the Form 10-K.

Filings with the APSC (Entergy Arkansas)

In June 2007, after hearings on Entergy Arkansas' August 2006 rate filing requesting an adjusted annual increase of $106.5 million, the APSC ordered Entergy Arkansas to reduce its annual rates by $5 million, and set an ROE of 9.9% with a hypothetical common equity level lower than Entergy Arkansas' actual capital structure. For the purpose of setting rates, the APSC disallowed a portion of costs associated with incentive compensation based on financial measures and all costs associated with Entergy's stock-based compensation plans. In addition, under the terms of the APSC's order, recovery of storm restoration costs in the future will be limited to a fixed annual amount of $14.4 million, regardless of the actual annual amount of future restoration costs. The APSC's order also threatens Entergy Arkansas' ability to recover $52 million of costs previously accumulated in Entergy Arkansas' storm reserve and $18 million of removal costs associated with the termination of a lease. Management believes, however, that Entergy Arkansas is entitled to recover these prudently incurred costs and will vigorously pursue its right to recover them. The APSC rejected Entergy Arkansas' request for a capacity management rider to recover incremental capacity costs, but directed Entergy Arkansas and the other parties in the case to develop an annual earnings review process that may address this issue.

See Entergy Corporation and Subsidiaries' "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends - Federal Regulation - System Agreement Litigation" for a discussion of Entergy's compliance filing in that proceeding. In its June 2007 decision on Entergy Arkansas' rate filing, the APSC approved through December 31, 2008 a production cost allocation rider for recovery from customers of the retail portion of the costs allocated to Entergy Arkansas as a result of the System Agreement litigation.

Entergy Arkansas filed in July 2007 for rehearing of the APSC's June 2007 order.

Filings with the LPSC

(Entergy Gulf States)

In May 2006, Entergy Gulf States made its formula rate plan filing with the LPSC for the 2005 test year. Entergy Gulf States modified the filing in August 2006 to reflect an 11.1% return on equity which is within the allowed bandwidth. The modified filing includes a formula rate plan increase of $17.2 million annually that provides for 1) interim recovery of $10.5 million of storm costs from Hurricanes Katrina and Rita and 2) recovery of $6.7 million of LPSC-approved incremental deferred and ongoing capacity costs. The increase was implemented, subject to refund, with the first billing cycle of September 2006. In May 2007 the LPSC approved a settlement between Entergy Louisiana and the LPSC Staff, affirming the rates that were implemented in September 2006.

In May 2007, Entergy Gulf States made its formula rate plan filing with the LPSC for the 2006 test year. The filing reflected a 10.0% return on equity, which is within the allowed bandwidth. The filing includes three adjustments that result in a formula rate plan decrease of $23 million annually: 1) cessation of interim Hurricanes Katrina and Rita cost recovery, in anticipation of securitized storm cost recovery; 2) reduction of the storm cost accrual, in anticipation of a securitized storm reserve; and 3) reduced capacity costs in the 2006 test year compared to the 2005 test year.

(Entergy Louisiana)

In May 2007, Entergy Louisiana made its formula rate plan filing with the LPSC for the 2006 test year, indicating a 7.6% return on equity. If the LPSC approves Entergy Louisiana's request to recover $39.8 million in unrecovered fixed costs associated with the loss of customers that resulted from Hurricanes Katrina and Rita, the ROE would increase to 9.4%, which is within the band of no change adjacent to the lower end of the sharing bandwidth. Other adjustments included in the filing that result ultimately in a formula rate plan decrease of $6.9 million annually include: 1) cessation of interim Hurricanes Katrina and Rita cost recovery, in anticipation of securitized storm cost recovery; 2) reduction of the storm cost accrual, in anticipation of a securitized storm reserve; and 3) reduced capacity costs in the 2006 test year compared to the 2005 test year.

Retail Rates- Gas (Entergy Gulf States)

In January 2007, Entergy Gulf States filed with the LPSC its gas rate stabilization plan for the test year ending September 30, 2006.  The filing showed a revenue deficiency of $3.5 million based on an ROE mid-point of 10.5%.  In March 2007, Entergy Gulf States filed a set of rate and rider schedules that reflected all proposed LPSC staff adjustments and implemented a $2.4 million base rate increase effective with the first billing cycle of April 2007 pursuant to the rate stabilization plan.

Filings with the MPSC (Entergy Mississippi)

In March 2007, Entergy Mississippi made its annual scheduled formula rate plan filing for the 2006 test year with the MPSC.  The filing showed that an increase of $12.9 million in annual electric revenues is warranted.  In June 2007 the MPSC approved a joint stipulation between Entergy Mississippi and the Mississippi Public Utilities Staff that provides for a $10.5 million rate increase, which was effective beginning with July 2007 billings.

Electric Industry Restructuring

Texas (Entergy Gulf States)

Refer to Note 2 to the financial statements in the Form 10-K for the current Texas legislation and Entergy Gulf States' proposed transition to competition plan.

As required by the June 2005 legislation, Entergy Gulf States filed its proposed transition to competition plan in December 2006. The plan provides that to achieve full customer choice, Entergy Gulf States should join ERCOT because ERCOT already has all of the prerequisites for retail choice. Pursuant to PUCT order, on June 4, 2007 Entergy Gulf States filed a restatement of the plan, in which Entergy Gulf States requested that the PUCT approve a "Financial Stability Provision" that is designed to ensure that Entergy Gulf States' proposed integration with ERCOT will not, during the necessary construction period, cause certain Entergy Gulf States' credit metrics and rating to decrease. The June 4, 2007 filing also proposes a rule making process and recognizes that legislative action might be needed to accomplish the required infrastructure improvements. Under Entergy Gulf States' plan, retail open access could commence as early as 2013. Entergy Gulf States' plan includes an estimate that direct construction costs for facilities to interconnect Entergy Gulf States' Texas operations with ERCOT could be approximately $1 billion. The Texas Legislature did not pass legislation addressing Entergy Gulf States' transition plan before adjourning its 2007 session. PUCT hearings on Entergy Gulf States' plan began in May 2007, were abated, and were then completed in July 2007. A PUCT decision on Entergy Gulf States' plan is expected in the third quarter 2007.

In December 2006, the PUCT asked for parties to brief the effects of the 2005 legislation on the competition dockets of Entergy Gulf States, most notably, the settlement that the parties entered with respect to the unbundling of Entergy Gulf States for retail open access. Finding that the 2005 legislation now provides the mechanism by which Entergy Gulf States will transition to competition, the PUCT, on February 1, 2007, dismissed Entergy Gulf States' unbundled cost of service proceeding. After analyzing the PUCT's decision, Entergy Gulf States recorded a provision for its estimated exposure related to certain past fuel cost recoveries that may be credited to customers.

NOTE 3. COMMON EQUITY

Common Stock

Earnings per Share

The following tables present Entergy's basic and diluted earnings per share calculations included on the consolidated income statement:
	For the Three Months Ended June 30,
	2007		2006
	(In Millions, Except Per Share Data)
		$/share		$/share
Consolidated net income	$267.6		$281.8

Average number of common shares outstanding - basic	197.0	$1.36	208.0	$1.35
Average dilutive effect of:
Stock Options	5.1	(0.034)	3.4	(0.022)
Equity Units	1.2	(0.008)	-	-
Deferred Units	0.1	(0.001)	0.2	(0.001)
Average number of common shares outstanding - diluted	203.4	$1.32	211.6	$1.33

	For the Six Months Ended June 30,
	2007		2006
	(In Millions, Except Per Share Data)
		$/share		$/share
Consolidated net income	$479.8		$475.4

Average number of common shares outstanding - basic	198.8	$2.41	207.9	$2.29
Average dilutive effect of:
Stock Options	5.0	(0.059)	3.4	(0.037)
Equity Units	0.9	(0.011)	-	-
Deferred Units	0.1	(0.001)	0.2	(0.002)
Average number of common shares outstanding - diluted	204.8	$2.34	211.5	$2.25

Entergy's stock option and other equity compensation plans are discussed in Note 12 to the consolidated financial statements in the Form 10-K.

Treasury Stock

During the six months ended June 30, 2007, Entergy Corporation issued 1,404,160 shares of its previously repurchased common stock to satisfy stock option exercises and other stock-based awards. Also during the six months ended June 30, 2007, Entergy Corporation purchased 8,012,542 shares of its common stock for a total purchase price of $825.5 million.

Retained Earnings

On July 30, 2007, Entergy Corporation's Board of Directors declared a common stock dividend of $0.75 per share, payable on September 1, 2007, to holders of record as of August 10, 2007.

Accumulated Other Comprehensive Income

Cash flow hedges with net unrealized losses of approximately $38.5 million net-of-tax at June 30, 2007 are expected to be reclassified into earnings during the next twelve months.

NOTE 4. LINES OF CREDIT, RELATED SHORT-TERM BORROWINGS, AND LONG-TERM DEBT

Entergy Corporation had in place as of June 30, 2007, two separate revolving credit facilities, a five-year credit facility and a three-year credit facility. The five-year credit facility, which expires in May 2010, has a borrowing capacity of $2 billion and the three-year facility, which expires in December 2008, has a borrowing capacity of $1.5 billion. Entergy Corporation also has the ability to issue letters of credit against the total borrowing capacity of both credit facilities. The commitment fee for these facilities is currently 0.13% per annum of the unused amount. Commitment fees and interest rates on loans under the credit facility can fluctuate depending on the senior debt ratings of the Utility operating companies. The weighted average interest rates as of June 30, 2007 were 5.78% on the five-year facility and 5.85% on the three-year facility. Following is a summary of the borrowings outstanding and capacity available under these facilities as of June 30, 2007.

Facility	Capacity	Borrowings	Letters of Credit	Capacity Available
	(In Millions)

5-Year Facility	$2,000	$855	$79	$1,066
3-Year Facility	$1,500	$1,115	$-	$385

Entergy Corporation's facilities require it to maintain a consolidated debt ratio of 65% or less of its total capitalization. If Entergy fails to meet this ratio, or if Entergy or the Utility operating companies and System Energy default on other indebtedness or are in bankruptcy or insolvency proceedings, an acceleration of the facilities' maturity dates may occur.

On August 2, 2007, Entergy Corporation entered into a new, $3.5 billion credit facility, and terminated the two previously existing facilities. See Part II, Item 5 herein for additional information on the new credit facility, including the amounts of the borrowings and letters of credit outstanding as of August 8, 2007.

Entergy Arkansas, Entergy Gulf States, and Entergy Mississippi, each had credit facilities available as of June 30, 2007 as follows:
Company	Expiration Date	Amount of Facility	Amount Drawn as of June 30, 2007

Entergy Arkansas	April 2008	$100 million	-
Entergy Gulf States	February 2011	$50 million (a)	-
Entergy Mississippi	May 2008	$30 million (b)	-
Entergy Mississippi	May 2008	$20 million (b)	-

(a)	The credit facility allows Entergy Gulf States to issue letters of credit against the borrowing capacity of the facility. As of June 30, 2007, $1.4 million in letters of credit had been issued.
(b)	Borrowings under the Entergy Mississippi credit facilities may be secured by a security interest in its accounts receivable.

The credit facilities have variable interest rates and the average commitment fee is 0.13%. The Entergy Arkansas credit facility requires that it maintain total shareholders' equity of at least 25% of its total assets.

On August 2, 2007, Entergy Gulf States and Entergy Louisiana each entered into new, $200 million credit facilities. See Part II, Item 5 herein for additional information on the new credit facilities, under which there were no borrowings or letters of credit outstanding as of August 8, 2007.

The short-term borrowings of the Registrant Subsidiaries and certain other Entergy subsidiaries are limited to amounts authorized by the FERC. The current FERC-authorized limits are effective through March 31, 2008 (except for Entergy New Orleans, which is effective through May 4, 2009). In addition to borrowings from commercial banks, these companies are authorized under a FERC order to borrow from the Entergy System money pool. The money pool is an inter-company borrowing arrangement designed to reduce Entergy's subsidiaries' dependence on external short-term borrowings. Borrowings from the money pool and external borrowings combined may not exceed the FERC-authorized limits. As of June 30, 2007, Entergy's subsidiaries' aggregate money pool and external short-term borrowings authorized limit was $2.0 billion, the aggregate outstanding borrowing from the money pool was $305.6 million, and Entergy's subsidiaries had no outstanding short-term borrowing from external sources.

The following are the FERC-authorized limits for short-term borrowings and the outstanding short-term borrowings from the money pool for the Registrant Subsidiaries as of June 30, 2007:

	Authorized	Borrowings
	(In Millions)

Entergy Arkansas	$250	-
Entergy Gulf States	$350	-
Entergy Louisiana	$250	$47
Entergy Mississippi	$175	-
Entergy New Orleans	$100	-
System Energy	$200	-

Debt Issuances

(Entergy Gulf States)

In April 2007, the PUCT issued a financing order authorizing the issuance of securitization bonds to recover $353 million of Entergy Gulf States' Hurricane Rita reconstruction costs and up to $6 million of transaction costs, offset by $32 million of related deferred income tax benefits. In June 2007, Entergy Gulf States Reconstruction Funding I, LLC, a company wholly-owned and consolidated by Entergy Gulf States, issued $329.5 million of senior secured transition bonds (securitization bonds), as follows:
Amount
(In Thousands)
Senior Secured Transition Bonds, Series A:
Tranche A-1 (5.51%) due October 2013	$93,500
Tranche A-2 (5.79%) due October 2018	121,600
Tranche A-3 (5.93%) due June 2022	114,400
Total senior secured transition bonds	$329,500

The scheduled principal payments for the bonds for the next five years are $19.1 million for 2008, $17.7 million for 2009, $18.6 million for 2010, $19.7 million for 2011, and $20.8 million for 2012. All of the scheduled principal payments for 2008-2012 are for Tranche A-1, except for $2.3 million for Tranche A-2 in 2012.

With the proceeds, Entergy Gulf States Reconstruction Funding purchased from Entergy Gulf States the transition property, which is the right to recover from customers though a transition charge amounts sufficient to service the securitization bonds. Entergy Gulf States began cost recovery through the transition charge in July 2007. The creditors of Entergy Gulf States do not have recourse to the assets or revenues of Entergy Gulf States Reconstruction Funding, including the transition property, and the creditors of Entergy Gulf States Reconstruction Funding do not have recourse to the assets or revenues of Entergy Gulf States. Entergy Gulf States has no payment obligations to Entergy Gulf States Reconstruction Funding except to remit transition charge collections.

(Entergy Mississippi)

In January 2007, Entergy Mississippi redeemed, prior to maturity, its $100 million, 4.35% Series First Mortgage Bonds due April 2008.

(Entergy New Orleans)

Pursuant to its plan of reorganization, in May 2007 Entergy New Orleans issued notes due in three years in satisfaction of its affiliate prepetition accounts payable (approximately $74 million, including interest), including its indebtedness to the Entergy System money pool. Entergy New Orleans included in the principal amount of the notes accrued interest from September 23, 2005 at the Louisiana judicial rate of interest for 2005

 (6%) and 2006 (8%), and at the Louisiana judicial rate of interest plus 1% for 2007 through the date of issuance of the notes. The Louisiana judicial rate of interest is 9.5% for 2007. Entergy New Orleans will pay interest on the notes from their date of issuance at the Louisiana judicial rate of interest plus 1%.

Entergy New Orleans Debtor-in-Possession Credit Facility

See Note 4 in the Form 10-K for a discussion of the Entergy New Orleans $200 million debtor-in-possession (DIP) credit facility. Pursuant to the terms of its plan of reorganization, which became effective in May 2007, Entergy New Orleans fully repaid its DIP credit facility borrowings.

NOTE 5. ACQUISITIONS

In April 2007, Entergy's Non-Utility Nuclear business purchased the 798 MW Palisades nuclear energy plant located near South Haven, Michigan from Consumers Energy Company for a net cash payment of $336 million. Entergy received the plant, nuclear fuel, inventories, and other assets. The liability to decommission the plant, as well as related decommissioning trust funds, was also transferred to Entergy's Non-Utility Nuclear business. Entergy's Non-Utility Nuclear business executed a unit-contingent, 15-year purchased power agreement (PPA) with Consumers Energy for 100% of the plant's output, excluding any future uprates. Prices under the PPA range from $43.50/MWh in 2007 to $61.50/MWh in 2022, and the average price under the PPA is $51/MWh. In the first quarter 2007, the NRC renewed Palisades' operating license until 2031. As part of the transaction, Entergy's Non-Utility Nuclear business assumed responsibility for spent fuel at the decommissioned Big Rock Point nuclear plant, which is located near Charlevoix, Michigan.  Palisades' financial results since April 2007 are included in Entergy's Non-Utility Nuclear business segment.  The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.
Amount
(In Millions)

Plant (including nuclear fuel)	$727
Decommissioning trust funds	252
Other assets	41
Total assets acquired	1,020

Purchased power agreement (below market)	420
Decommissioning liability	220
Other liabilities	44
Total liabilities assumed	684

Net assets acquired	$336

The allocation was based on preliminary information and the final allocation may differ, although management does not expect the difference to be material.

Non-Utility Nuclear will amortize the purchased power agreement liability to revenue over the life of the agreement. The amount that will be amortized each period is based upon the difference between the present value calculated at the date of acquisition of each year's difference between revenue under the agreement and revenue based on estimated market prices. The amounts to be amortized to revenue for the next five years will be $50 million for 2007, $76 million for 2008, $53 million for 2009, $46 million for 2010, and $43 million for 2011.

NOTE 6. STOCK-BASED COMPENSATION

Entergy grants equity-based awards including, but not limited to, stock option awards, which are described more fully in Note 12 to the consolidated financial statements in the Form 10-K. Entergy adopted SFAS 123R, "Share-Based Payment" on January 1, 2006. The adoption of the standard did not materially affect Entergy's financial position, results of operations, or cash flows because Entergy adopted the fair value based method of accounting for stock options prescribed by SFAS 123, "Accounting for Stock-Based Compensation" on January 1, 2003. Prior to 2003, Entergy applied the recognition and measurement principles of APB Opinion 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for those plans. Awards under Entergy's plans generally vest over three years.

The following table includes financial information for stock options for each of the years presented:
	2007	2006
	(In Millions)
Compensation expense included in Entergy's Net Income for the second quarter	$3.9	$3.2
Tax benefit recognized in Entergy's Net Income for the second quarter	$1.5	$1.2

Compensation expense included in Entergy's Net Income for the six months ended June 30,	$7.1	$6.0
Tax benefit recognized in Entergy's Net Income for the six months ended June 30,	$2.7	$2.3
Compensation cost capitalized as part of fixed assets and inventory as of June 30,	$1.2	$1.1

Entergy granted 1,854,900 stock options during the first quarter of 2007 with a weighted-average fair value of $14.15. At June 30, 2007, there were 11,215,584 stock options outstanding with a weighted-average exercise price of $57.88. The aggregate intrinsic value of the stock options outstanding was $555 million.

NOTE 7. RETIREMENT AND OTHER POSTRETIREMENT BENEFITS

Components of Net Pension Cost

Entergy's qualified pension cost, including amounts capitalized, for the second quarters of 2007 and 2006, included the following components:

	2007	2006
	(In Thousands)

Service cost - benefits earned during the period	$24,141	$23,176
Interest cost on projected benefit obligation	46,292	41,814
Expected return on assets	(50,880)	(44,482)
Amortization of prior service cost	1,383	1,365
Amortization of loss	11,444	10,931
Net pension costs	$32,380	$32,804

Entergy's qualified pension cost, including amounts capitalized, for the six months ended June 30, 2007 and 2006, included the following components:
	2007	2006
	(In Thousands)

Service cost - benefits earned during the period	$48,038	$46,352
Interest cost on projected benefit obligation	92,154	83,628
Expected return on assets	(101,506)	(88,964)
Amortization of prior service cost	2,766	2,730
Amortization of loss	22,888	21,862
Net pension costs	$64,340	$65,608

The Registrant Subsidiaries' qualified pension cost, including amounts capitalized, for the second quarters of 2007 and 2006, included the following components:

	Entergy	Entergy	Entergy	Entergy	Entergy	System
2007	Arkansas	Gulf States	Louisiana	Mississippi	New Orleans	Energy
	(In Thousands)
Service cost - benefits earned
during the period	$3,638	$3,011	$2,231	$1,089	$470	$1,021
Interest cost on projected
benefit obligation	10,498	8,139	6,251	3,371	1,260	1,710
Expected return on assets	(11,009)	(10,750)	(7,808)	(3,837)	(1,446)	(2,136)
Amortization of prior service cost	412	304	160	114	44	12
Amortization of loss	2,721	623	1,433	749	368	151
Net pension cost	$6,260	$1,327	$2,267	$1,486	$696	$758

	Entergy	Entergy	Entergy	Entergy	Entergy	System
2006	Arkansas	Gulf States	Louisiana	Mississippi	New Orleans	Energy
	(In Thousands)
Service cost - benefits earned
during the period	$3,626	$2,993	$2,182	$1,077	$501	$1,031
Interest cost on projected
benefit obligation	9,915	7,914	6,052	3,252	1,282	1,604
Expected return on assets	(9,834)	(10,176)	(7,114)	(3,683)	(884)	(1,775)
Amortization of prior service cost	415	309	141	128	56	12
Amortization of loss	2,438	640	1,509	725	509	167
Net pension cost	$6,560	$1,680	$2,770	$1,499	$1,464	$1,039

The Registrant Subsidiaries' qualified pension cost, including amounts capitalized, for the six months ended June 30, 2007 and 2006, included the following components:
	Entergy	Entergy	Entergy	Entergy	Entergy	System
2007	Arkansas	Gulf States	Louisiana	Mississippi	New Orleans	Energy
	(In Thousands)
Service cost - benefits earned
during the period	$7,276	$6,022	$4,462	$2,178	$940	$2,042
Interest cost on projected
benefit obligation	20,996	16,278	12,502	6,742	2,520	3,420
Expected return on assets	(22,018)	(21,500)	(15,616)	(7,674)	(2,892)	(4,272)
Amortization of prior service cost	824	608	320	228	88	24
Amortization of loss	5,442	1,246	2,866	1,498	736	302
Net pension cost	$12,520	$2,654	$4,534	$2,972	$1,392	$1,516

	Entergy	Entergy	Entergy	Entergy	Entergy	System
2006	Arkansas	Gulf States	Louisiana	Mississippi	New Orleans	Energy
	(In Thousands)
Service cost - benefits earned
during the period	$7,252	$5,986	$4,365	$2,154	$1,002	$2,062
Interest cost on projected
benefit obligation	19,830	15,828	12,103	6,504	2,563	3,209
Expected return on assets	(19,668)	(20,351)	(14,227)	(7,366)	(1,767)	(3,551)
Amortization of prior service cost	831	617	281	257	112	24
Amortization of loss	4,875	1,280	3,018	1,449	1,018	334
Net pension cost	$13,120	$3,360	$5,540	$2,998	$2,928	$2,078

Entergy recognized $4.0 million and $3.9 million in pension cost for its non-qualified pension plans in the second quarters of 2007 and 2006, respectively. Entergy recognized $8.0 million and $7.8 million in pension cost for its non-qualified pension plans for the six months ended June 30, 2007 and 2006, respectively.

The Registrant Subsidiaries recognized the following pension cost for their non-qualified pension plans in the second quarters of 2007 and 2006:

	Entergy	Entergy	Entergy	Entergy	Entergy
	Arkansas	Gulf States	Louisiana	Mississippi	New Orleans
	(In Thousands)
Non-Qualified Pension Cost Second Quarter 2007	$123	$317	$6	$44	$57
Non-Qualified Pension Cost Second Quarter 2006	$113	$220	$5	$36	$54

The Registrant Subsidiaries recognized the following pension cost for their non-qualified pension plans for the six months ended June 30, 2007 and 2006:

	Entergy	Entergy	Entergy	Entergy	Entergy
	Arkansas	Gulf States	Louisiana	Mississippi	New Orleans
	(In Thousands)
Non-Qualified Pension Cost Six Months Ended June 30, 2007	$246	$634	$12	$88	$114
Non-Qualified Pension Cost Six Months Ended June 30, 2006	$226	$439	$11	$73	$107

Components of Net Other Postretirement Benefit Cost

Entergy's other postretirement benefit cost, including amounts capitalized, for the second quarters of 2007 and 2006, included the following components:
	2007	2006
	(In Thousands)

Service cost - benefits earned during the period	$11,034	$10,370
Interest cost on APBO	15,808	14,316
Expected return on assets	(6,325)	(4,756)
Amortization of transition obligation	958	542
Amortization of prior service cost	(3,959)	(3,688)
Amortization of loss	4,743	5,698
Net other postretirement benefit cost	$22,259	$22,482

Entergy's other postretirement benefit cost, including amounts capitalized, for the six months ended June 30, 2007 and 2006, included the following components:

	2007	2006
	(In Thousands)

Service cost - benefits earned during the period	$21,927	$20,740
Interest cost on APBO	31,494	28,632
Expected return on assets	(12,585)	(9,512)
Amortization of transition obligation	1,916	1,084
Amortization of prior service cost	(7,918)	(7,376)
Amortization of loss	9,486	11,396
Net other postretirement benefit cost	$44,320	$44,964

The Registrant Subsidiaries' other postretirement benefit cost, including amounts capitalized, for the second quarters of 2007 and 2006, included the following components:

	Entergy	Entergy	Entergy	Entergy	Entergy	System
2007	Arkansas	Gulf States	Louisiana	Mississippi	New Orleans	Energy
	(In Thousands)
Service cost - benefits earned
during the period	$1,525	$1,547	$973	$476	$255	$451
Interest cost on APBO	3,037	2,876	1,941	1,049	870	433
Expected return on assets	(2,231)	(1,697)	-	(819)	(682)	(470)
Amortization of transition obligation	205	151	96	88	416	2
Amortization of prior service cost	(197)	218	117	(62)	90	(283)
Amortization of loss	1,500	793	764	613	282	149
Net other postretirement benefit cost	$3,839	$3,888	$3,891	$1,345	$1,231	$282

	Entergy	Entergy	Entergy	Entergy	Entergy	System
2006	Arkansas	Gulf States	Louisiana	Mississippi	New Orleans	Energy
	(In Thousands)
Service cost - benefits earned
during the period	$1,337	$1,254	$854	$419	$232	$414
Interest cost on APBO	2,844	2,747	1,856	944	856	407
Expected return on assets	(1,797)	(1,489)	-	(709)	(611)	(421)
Amortization of transition obligation	205	151	96	88	416	2
Amortization of prior service cost	(408)	-	(24)	(137)	10	(301)
Amortization of loss	1,671	1,002	893	644	343	207
Net other postretirement benefit cost	$3,852	$3,665	$3,675	$1,249	$1,246	$308

The Registrant Subsidiaries' other postretirement benefit cost, including amounts capitalized, for the six months ended June 30, 2007 and 2006, included the following components:

	Entergy	Entergy	Entergy	Entergy	Entergy	System
2007	Arkansas	Gulf States	Louisiana	Mississippi	New Orleans	Energy
	(In Thousands)
Service cost - benefits earned
during the period	$3,050	$3,094	$1,946	$952	$510	$902
Interest cost on APBO	6,074	5,752	3,882	2,098	1,740	866
Expected return on assets	(4,462)	(3,394)	-	(1,638)	(1,364)	(940)
Amortization of transition obligation	410	302	192	176	832	4
Amortization of prior service cost	(394)	436	234	(124)	180	(566)
Amortization of loss	3,000	1,586	1,528	1,226	564	298
Net other postretirement benefit cost	$7,678	$7,776	$7,782	$2,690	$2,462	$564

	Entergy	Entergy	Entergy	Entergy	Entergy	System
2006	Arkansas	Gulf States	Louisiana	Mississippi	New Orleans	Energy
	(In Thousands)
Service cost - benefits earned
during the period	$2,674	$2,508	$1,708	$838	$464	$828
Interest cost on APBO	5,688	5,494	3,712	1,888	1,712	814
Expected return on assets	(3,594)	(2,978)	-	(1,418)	(1,222)	(842)
Amortization of transition obligation	410	302	192	176	832	4
Amortization of prior service cost	(816)	-	(48)	(274)	20	(602)
Amortization of loss	3,342	2,004	1,786	1,288	686	414
Net other postretirement benefit cost	$7,704	$7,330	$7,350	$2,498	$2,492	$616

Employer Contributions

Entergy expects to contribute $176 million to its qualified pension plans in 2007. As of the end of July 2007, Entergy had contributed $153 million to its pension plans. Therefore, Entergy presently anticipates contributing an additional $23 million to fund its qualified pension plans in 2007.

The Registrant Subsidiaries expect to contribute the following to qualified pension plans in 2007:

	Entergy	Entergy	Entergy	Entergy	Entergy	System
	Arkansas	Gulf States	Louisiana	Mississippi	New Orleans	Energy
	(In Thousands)
Expected 2007 pension contributions disclosed in Form 10-K	$6,987	$25,346	$ -	$784	$43,585	$5,688
Pension contributions made through July 2007	$ -	$25,346	$ -	$ -	$43,585	$5,419
Remaining estimated pension contributions to be made in 2007	$6,987	$ -	$ -	$784	$ -	$269

Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Medicare Act)

Based on actuarial analysis, the estimated impact of future Medicare subsidies reduced the December 31, 2006 Accumulated Postretirement Benefit Obligation by $183 million, and reduced the second quarter 2007 and 2006 other postretirement benefit cost by $6.6 million and $6.9 million, respectively. It reduced the six months ended June 30, 2007 and 2006 other postretirement benefit cost by $13.2 million and $13.9 million, respectively. In the six months ended June 30, 2007, Entergy received $1.7 million in Medicare subsidies for prescription drug claims during 2006.

Based on actuarial analysis, the estimated impact of future Medicare subsidies reduced the December 31, 2006 APBO and the second quarters 2007 and 2006 other postretirement benefit cost for the Registrant Subsidiaries as follows:

	Entergy	Entergy	Entergy	Entergy	Entergy	System
	Arkansas	Gulf States	Louisiana	Mississippi	New Orleans	Energy
	(In Thousands)
Reduction in 12/31/2006 APBO	($40,636)	($35,991)	($22,486)	($13,560)	($10,110)	($5,966)
Reduction in second quarter 2007
other postretirement benefit cost	($1,376)	($1,222)	($762)	($438)	($311)	($246)
Reduction in second quarter 2006
other postretirement benefit cost	($1,562)	($1,332)	($865)	($512)	($376)	($268)
Reduction in six months ended
June 30, 2007 other
postretirement benefit cost	($2,752)	($2,444)	($1,524)	($876)	($622)	($492)
Reduction in six months ended
June 30, 2006 other
postretirement benefit cost	($3,124)	($2,664)	($1,730)	($1,024)	($752)	($536)
Medicare subsidies received in the
six months ended June 30, 2007
for 2006 claims	$484	$402	$248	$142	$146	$30

For further information on the Medicare Act refer to Note 11 to the financial statements in the Form 10-K.

NOTE 8. BUSINESS SEGMENT INFORMATION

Entergy's reportable segments as of June 30, 2007 are Utility and Non-Utility Nuclear. "All Other" includes the parent company, Entergy Corporation, and other business activity, including the non-nuclear wholesale assets business and earnings on the proceeds of sales of previously-owned businesses. As a result of the Entergy New Orleans bankruptcy filing, Entergy discontinued the consolidation of Entergy New Orleans retroactive to January 1, 2005 and reported Entergy New Orleans results under the equity method of accounting in the Utility segment in 2006 and 2005. On May 7, 2007, the bankruptcy judge entered an order confirming Entergy New Orleans' plan of reorganization. With confirmation of the plan of reorganization, Entergy reconsolidated Entergy New Orleans in the second quarter 2007, retroactive to January 1, 2007.

Entergy's segment financial information for the second quarters of 2007 and 2006 is as follows:

	Utility	Non-Utility Nuclear*	All Other*	Eliminations	Consolidated
	(In Thousands)
2007
Operating Revenues	$2,238,555	$471,521	$65,817	($6,541)	$2,769,352
Equity in earnings of
unconsolidated equity affiliates	$-	$-	$477	$-	$477
Income Taxes (Benefit)	$98,460	$63,929	($55,938)	$-	$106,451
Net Income	$148,194	$108,726	$10,682	$-	$267,602

2006
Operating Revenues	$2,191,891	$362,363	$82,785	($8,537)	$2,628,502
Equity in earnings (loss) of
unconsolidated equity affiliates	$10,682	$-	($2,199)	$-	$8,483
Income Taxes (Benefit)	$93,776	$41,331	($12,206)	$-	$122,901
Net Income	$199,623	$63,379	$18,883	($83)	$281,802

Entergy's segment financial information for the six months ended June 30, 2007 and 2006 is as follows:

	Utility	Non-Utility Nuclear*	All Other*	Eliminations	Consolidated
	(In Thousands)

2007
Operating Revenues	$4,435,654	$929,772	$110,865	($12,880)	$5,463,411
Equity in earnings (loss) of
unconsolidated equity affiliates	($1)	$-	$2,102	$-	$2,101
Income Taxes (Benefit)	$179,152	$148,664	($75,299)	$-	$252,517
Net Income (Loss)	$252,644	$236,896	($9,743)	$-	$479,797
Total Assets	$26,244,883	$6,649,467	$10,814,538	($10,294,161)	$33,414,727

2006
Operating Revenues	$4,322,913	$750,372	$149,476	($26,224)	$5,196,537
Equity in earnings (loss) of
unconsolidated equity affiliates	$16,325	$-	($4,255)	$-	$12,070
Income Taxes (Benefit)	$170,749	$94,248	($23,265)	$-	$241,732
Net Income	$319,375	$144,908	$11,263	($115)	$475,431
Total Assets	$24,763,451	$5,138,175	$3,127,773	($2,465,726)	$30,563,673

Businesses marked with * are sometimes referred to as the "competitive businesses," with the exception of the parent company, Entergy Corporation. Eliminations are primarily intersegment activity. Almost all of Entergy's goodwill is related to the Utility segment.

NOTE 9. ENTERGY NEW ORLEANS BANKRUPTCY PROCEEDING

See Note 18 to the financial statements in the Form 10-K for a discussion of the Entergy New Orleans bankruptcy proceeding. On May 7, 2007, the bankruptcy judge entered an order confirming Entergy New Orleans' plan of reorganization. With the receipt of CDBG funds, and the agreement on insurance recovery with one of its excess insurers, Entergy New Orleans waived the conditions precedent in its plan of reorganization, and the plan became effective on May 8, 2007.

Following are significant terms in Entergy New Orleans' plan of reorganization:

  Entergy New Orleans paid in full, in cash, the allowed third-party prepetition accounts payable (approximately $29 million, including interest). Entergy New Orleans paid interest from September 23, 2005 at the Louisiana judicial rate of interest for 2005 (6%) and 2006 (8%), and at the Louisiana judicial rate of interest plus 1% for 2007. The Louisiana judicial rate of interest for 2007 is 9.5%.
  Entergy New Orleans issued notes due in three years in satisfaction of its affiliate prepetition accounts payable (approximately $74 million, including interest), including its indebtedness to the Entergy System money pool. Entergy New Orleans included in the principal amount of the notes accrued interest from September 23, 2005 at the Louisiana judicial rate of interest for 2005 (6%) and 2006 (8%), and at the Louisiana judicial rate of interest plus 1% for 2007 through the date of issuance of the notes. The Louisiana judicial rate of interest is 9.5% for 2007. Entergy New Orleans will pay interest on the notes from their date of issuance at the Louisiana judicial rate of interest plus 1%.
  Entergy New Orleans repaid to Entergy Corporation, in full, in cash, the outstanding borrowings under the debtor-in-possession (DIP) credit agreement (approximately $67 million).
  Entergy New Orleans' first mortgage bonds will remain outstanding with their current maturity dates and interest terms. Pursuant to an agreement with the first mortgage bondholders, Entergy New Orleans paid the first mortgage bondholders an amount equal to the one year of interest from the bankruptcy petition date that the bondholders had waived previously in the bankruptcy proceeding (approximately $12 million).
  Entergy New Orleans' preferred stock will remain outstanding on its current dividend terms, and Entergy New Orleans paid its unpaid preferred dividends in arrears (approximately $1 million).
  Litigation claims will generally be unaltered, and will generally proceed as if Entergy New Orleans had not filed for bankruptcy protection, with exceptions for certain claims.

(Entergy Corporation)

With confirmation of the plan of reorganization, Entergy reconsolidated Entergy New Orleans in the second quarter 2007, retroactive to January 1, 2007. Because Entergy owns all of the common stock of Entergy New Orleans, reconsolidation does not affect the amount of net income that Entergy records from Entergy New Orleans' operations for any current or prior period, but does result in Entergy New Orleans' results being included in each individual income statement line item in 2007, rather than just its net income being presented as "Equity in earnings (loss) of unconsolidated equity affiliates," as will remain the case for 2005 and 2006.

(Entergy New Orleans)

Reorganization items reported as operating expenses in 2006 in the Entergy New Orleans income statement primarily consist of professional fees associated with the bankruptcy case.

NOTE 10. INCOME TAXES

Entergy or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. With few exceptions, as discussed below, Entergy is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by taxing authorities for years before 2002.

Entergy entered into an agreement with the IRS Appeals Division in the second quarter 2007 to partially settle tax years 1999 - 2001. Entergy will litigate the following issues that it is not settling:

  The ability to credit the U.K. Windfall Tax against U.S. tax as a foreign tax credit - Entergy expects that the total tax to be included in IRS Notices of Deficiency already issued and to be issued in the future on this issue will be $152 million. The U.K. Windfall Tax relates to Entergy's former investment in London Electricity. The tax and interest associated with this issue total $208 million for all open tax years.
  The validity of Entergy's change in method of tax accounting for street lighting assets and the related increase in depreciation deductions - Entergy expects that the total tax to be included in IRS Notices of Deficiency already issued and to be issued in the future on this issue will be $33 million. The tax and interest associated with this issue total $48 million for all open tax years.
  The allowance of depreciation deductions that resulted from Entergy's purchase price allocations on its acquisitions of its nuclear power plants - Entergy expects that the total tax to be included in IRS Notices of Deficiency already issued and to be issued in the future on this issue will be $42 million. The tax and interest associated with this issue total $48 million for all open tax years.

The U.K. Windfall Tax and street lighting issues are already docketed in U.S. Tax Court for tax years 1997 and 1998 with a trial date set in the first quarter of 2008.

The IRS completed its examination of the 2002 and 2003 tax returns and issued an Examination Report on June 29, 2007. During the examination, Entergy agreed to adjustments related to its method of accounting for income tax purposes related to 1) its wholesale electric power contracts and 2) the simplified method of allocating overhead or "mixed service costs" provided for under IRS regulations, which affects the amount of cost of goods sold related to the production of electricity.

Entergy's agreement with the IRS on electric power contracts involved an adjustment to reduce Entergy Louisiana Holdings' deduction related to its accounting for the contract to purchase power from the Vidalia hydroelectric project. The adjustment did not have a material impact on Entergy Louisiana Holdings' earnings. The agreement on overhead allocation methodology related to the Registrant Subsidiaries' 2003 filing of a change in tax accounting method for the allocation of "mixed service costs" to self-produced assets. Entergy reached a settlement agreement concerning the Registrant Subsidiaries' deductions related to the method change for the year ended December 31, 2003. As Entergy has a consolidated net operating loss for 2003, these adjustments have the effect of reducing the consolidated net operating loss carryover and do not require a payment to the IRS at this time. The settlement did not have a material impact on the Registrant Subsidiaries' earnings.

In the report for the 2002-2003 audit cycle, the IRS also proposed adjustments which Entergy did not agree to as follows: 1) the U.K. Windfall Tax foreign tax credit issue mentioned above; 2) the street lighting issue mentioned above; 3) certain repair deductions; 4) deductions claimed for research and experimentation (R&E) expenditures; 5) income tax credits claimed for R&E; and 6) a 2003 deduction associated with the revisions to the emergency plans at the Indian Point Energy Center. Regarding all of these issues, Entergy disagrees with the IRS Examination Division position and will file a formal protest with the IRS and will pursue administrative relief within the IRS Appeals Division.

Entergy believes that the provisions recorded in its financial statements are sufficient to address these issues as well as other liabilities that are reasonably estimable, including an estimate of probable interest expense, associated with all uncertain tax positions.

Entergy has $202 million in deposits on account with the IRS to cover its uncertain tax positions.

FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48) was issued in July 2006. FIN 48 establishes a "more-likely-than-not" recognition threshold that must be met before a tax benefit can be recognized in the financial statements. If a tax deduction is taken on a tax return, but does not meet the more-likely-than-not recognition threshold, an increase in income tax liability, above what is payable on the tax return, is required to be recorded. Entergy and the Registrant Subsidiaries adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48), on January 1, 2007. As a result of the implementation of FIN 48, Entergy recognized an increase in the liability for unrecognized tax benefits of approximately $5 million, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings.

As of January 1, 2007, Entergy had a total balance of unrecognized tax benefits of approximately $2 billion. Included in this balance of unrecognized tax benefits are $1.7 billion of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective income tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. Entergy's January 1, 2007 balance of unrecognized tax benefits includes $244 million which could affect the effective income tax rate. Entergy accrues interest and penalties expenses related to unrecognized tax benefits in income tax expense. Entergy's January 1, 2007 balance of unrecognized tax benefits includes approximately $52 million accrued for the possible payment of interest and penalties.

As of January 1, 2007, Entergy and the Registrant Subsidiaries had total balances of unrecognized tax benefits reflected in their balance sheets as follows:
		Entergy	Entergy	Entergy	Entergy	Entergy	System
	Entergy	Arkansas	Gulf States	Louisiana	Mississippi	New Orleans	Energy
	(In Thousands)

Taxes accrued	($184,372)	($43,445)	($640)	$234	$5,830	$4,304	($35,506)
Accumulated deferred income taxes and taxes accrued	2,161,372	194,718	193,949	58,839	44,599	16,118	209,599
Total unrecognized tax benefit	$1,977,000	$151,273	$193,309	$59,073	$50,429	$20,422	$174,093

The Registrant Subsidiaries' January 1, 2007 balances of unrecognized tax benefits included amounts that could affect the effective income tax rate as follows (in millions):
Entergy Arkansas	$0.8
Entergy Gulf States	$3.6
Entergy Louisiana	$1.2
Entergy Mississippi	$3.4
Entergy New Orleans	$1.4
System Energy	$1.7

The Registrant Subsidiaries accrue interest and penalties related to unrecognized tax benefits in income tax expense. Included in the January 1, 2007 balance of unrecognized tax benefits were accruals for the possible payment of interest and penalty as follows (in millions):
Entergy Arkansas	$1.6
Entergy Gulf States	$4.0
Entergy Louisiana	$0.8
Entergy Mississippi	$3.9
Entergy New Orleans	$0.9
System Energy	$0.8

Entergy and the Registrant Subsidiaries do not expect that total unrecognized tax benefits will significantly change within the next twelve months.

NOTE 11. NEW ACCOUNTING PRONOUNCEMENTS

The FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS 159) during the first quarter of 2007. SFAS 159 provides an option for companies to select certain financial assets and liabilities to be accounted for at fair value with changes in the fair value of those assets or liabilities being reported through earnings. The intent of the standard is to mitigate volatility in reported earnings caused by the application of the more complicated fair value hedging accounting rules. Under SFAS 159, companies can select existing assets or liabilities for this fair value option concurrent with the effective date of January 1, 2008 for companies with fiscal years ending December 31 or can select future assets or liabilities as they are acquired or entered into. Entergy is in the process of evaluating the potential effect of making this accounting election.

In June 2006, the EITF reached a consensus on EITF Issue 06-3 "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)" (EITF 06-3). The scope of this issue includes any tax assessed by a governmental authority that is both imposed on and concurrent with a specific revenue-producing transaction between a seller and a customer, and may include, but is not limited to, sales, use, value added, and some excise taxes. Under EITF 06-3, the presentation of taxes within the scope of this issue on either a gross basis (included in revenues and costs) or a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. For any such taxes reported on a gross basis, the amounts of those taxes in interim and annual financial statements, for each period for which an income statement is presented, should be disclosed if those amounts are significant. Entergy's policy is to present such taxes on a net basis, unless required to report differently by a regulatory agency. EITF 06-3 did not affect Entergy's financial statements.

__________________________________

In the opinion of the management of Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals and reclassification of previously reported amounts to conform to current classifications) necessary for a fair statement of the results for the interim periods presented. The business of the Registrant Subsidiaries is subject to seasonal fluctuations, however, with the peak periods occurring during the third quarter. The results for the interim periods presented should not be used as a basis for estimating results of operations for a full year.

Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk

Refer to "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends - Market and Credit Risk Sensitive Instruments OF ENTERGY CORPORATION AND SUBSIDIARIES."

Part I, Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of June 30, 2007, evaluations were performed under the supervision and with the participation of Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy Resources (each individually a "Registrant" and collectively the "Registrants") management, including their respective Chief Executive Officers (CEO) and Chief Financial Officers (CFO). The evaluations assessed the effectiveness of the Registrants' disclosure controls and procedures. Based on the evaluations, each CEO and CFO has concluded that, as to the Registrant or Registrants for which they serve as CEO or CFO, the Registrant's or Registrants' disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms; and that the Registrant's or Registrants' disclosure controls and procedures are also effective in reasonably assuring that such information is accumulated and communicated to the Registrant's or Registrants' management, including their respective CEOs and CFOs, as appropriate to allow timely decisions regarding required disclosure.

ENTERGY ARKANSAS, INC.

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Second Quarter 2007 Compared to Second Quarter 2006

Net income decreased $25.1 million primarily due to a higher effective income tax rate and higher other operation and maintenance expenses. The decrease was partially offset by higher net revenue.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Net income decreased $25.2 million primarily due to a higher effective income tax rate and higher other operation and maintenance expenses. The decrease was partially offset by higher net revenue.

Net Revenue

Second Quarter 2007 Compared to Second Quarter 2006

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory credits. Following is an analysis of the change in net revenue comparing the second quarter of 2007 to the second quarter of 2006.
Amount
(In Millions)

2006 net revenue	$259.8
Pass-through rider revenue	6.8
Transmission revenue	3.4
Volume/weather	(5.4)
Other	3.0
2007 net revenue	$267.6

The pass-through rider revenue variance is primarily due to a change in August 2006 in the accounting for city franchise tax revenues as directed by the APSC. The change results in an increase in rider revenue with a corresponding increase in taxes other than income taxes resulting in no effect on net income.

The transmission revenue variance is primarily due to higher rates and the addition of new transmission customers in 2006.

The volume/weather variance is primarily due to the effect of less favorable weather compared to the same period in 2006. Billed retail electricity usage decreased by a total of 110 GWh.

Gross operating revenues and fuel and purchased power expenses

Gross operating revenues decreased primarily due to:

  a decrease of $36.0 million in fuel cost recovery revenues due to a decrease in the energy cost recovery rider effective April 2007. The energy cost recovery rider filings are discussed in Note 2 to the financial statements in the Form 10-K; and
  a decrease of $32.6 million in gross wholesale revenue due to lower wholesale prices and a decrease in sales to affiliate customers.

Fuel and purchased power expenses decreased primarily due to a decrease in deferred fuel expense associated with lower energy cost recovery rates collected from customers.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory credits. Following is an analysis of the change in net revenue comparing the six months ended June 30, 2007 to the six months ended June 30, 2006.

Amount
(In Millions)

2006 net revenue	$491.5
Pass-through rider revenue	15.3
Deferred fuel costs revisions	8.6
Transmission revenue	3.9
Net wholesale revenue	(7.9)
Other	9.5
2007 net revenue	$520.9

The pass-through rider revenue variance is primarily due to a change in August 2006 in the accounting for city franchise tax revenues as directed by the APSC. The change results in an increase in rider revenue with a corresponding increase in taxes other than income taxes resulting in no effect on net income.

The deferred fuel cost revisions variance is primarily due to the 2006 energy cost recovery true-up, made in the first quarter of 2007, which increased net revenue by $6.6 million.

The transmission revenue variance is due to higher rates and the addition of new transmission customers in 2006.

The net wholesale revenue variance is primarily due to decreased results from wholesale contracts and lower wholesale prices.

Other Income Statement Variances

Second Quarter 2007 Compared to Second Quarter 2006

Other operation and maintenance expenses increased primarily due to:

  an increase of $3.5 million in transmission spending due to additional labor and materials costs related to substation and transmission line maintenance and higher transmission equalization expenses; and
  an increase of $2.0 million in nuclear spending due to higher NRC fees and labor costs.

Taxes other than income taxes increased primarily due to an increase in city franchise tax expense due to a change in August 2006 in the accounting for city franchise tax revenues as directed by the APSC. The change results in an increase in taxes other than income taxes with a corresponding increase in rider revenue, resulting in no effect on net income.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Other operation and maintenance expenses increased primarily due to:

  an increase of $6.2 million in transmission spending due to additional labor and material costs related to substation and transmission line maintenance, higher transmission equalization expenses, and additional costs related to the Independent Coordinator of Transmission;
  an increase of $4.7 million in nuclear spending due to higher NRC fees and labor costs; and
  an increase of $2.6 million in distribution spending due to vegetation maintenance work and increased labor costs.

Partially offsetting the increase was a decrease of $1.6 million in payroll and benefits costs.

Taxes other than income taxes increased primarily due to an increase in city franchise tax expense due to a change in August 2006 in the accounting for city franchise tax revenues as directed by the APSC. The change results in an increase in taxes other than income taxes with a corresponding increase in rider revenue, resulting in no effect on net income.

Depreciation and amortization expenses increased primarily due to an increase in plant in service and a revision in 2006 of estimated depreciable lives involving certain intangible assets.

Other income increased primarily due to a revision in the first quarter of 2007 to the allowance for equity funds used during construction related to removal costs.

Interest and other charges increased primarily due to interest expense of $3.6 million recorded in the six months ended June 30, 2007 on advances from independent power producers per a FERC order, partially offset by a revision to the estimate of allowance for borrowed funds used during construction related to removal costs.

Income Taxes

The effective income tax rate was 36.8% for the second quarter of 2007 and 41.3% for the six months ended June 30, 2007. The difference in the effective income tax rate for the second quarter of 2007 versus the federal statutory rate of 35.0% is primarily due to book and tax differences related to utility plant items and state income taxes, partially offset by book and tax differences related to the allowance for equity funds used during construction. The difference in the effective income tax rate for the six months ended June 30, 2007 versus the federal statutory rate of 35.0% is primarily due to book and tax differences related to utility plant items and state income taxes, partially offset by a downward revision in the estimate of federal income tax expense related to tax depreciation.

The effective income tax rate was 8.9% for the second quarter of 2006 and 25.0% for the six months ended June 30, 2006. The differences in the effective income tax rate for the second quarter of 2006 and the six months ended June 30, 2006 versus the federal statutory rate of 35.0% are primarily due to the flow through of an income tax benefit related to the steam generator removal cost.

Liquidity and Capital Resources

Cash Flow

Cash flows for the six months ended June 30, 2007 and 2006 were as follows:
	2007	2006
	(In Thousands)

Cash and cash equivalents at beginning of period	$34,815	$9,393

Cash flow provided by (used in):
Operating activities	225,125	225,953
Investing activities	(159,165)	(147,364)
Financing activities	(33,937)	(68,931)
Net increase in cash and cash equivalents	32,023	9,658

Cash and cash equivalents at end of period	$66,838	$19,051

Operating Activities

Cash flow from operations was practically unchanged for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. Income tax payments of $18.6 million in 2007 compared to income tax refunds of $23.5 million in 2006, along with decreased recovery of deferred fuel costs, were almost entirely offset by the timing of collection of receivables from customers.

Investing Activities

Net cash flow used in investing activities increased $11.8 million for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 primarily due to increased construction expenditures resulting from an increase in transmission spending for additional costs for substation and transmission lines. The increase was partially offset by other regulatory investments in 2006 resulting from fuel cost under-recoveries that have been deferred and are expected to be recovered over a period greater than twelve months.

Financing Activities

Net cash flow used in financing activities decreased $35 million for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 primarily due to money pool activity.

Capital Structure

Entergy Arkansas' capitalization is balanced between equity and debt, as shown in  the following table.

	June 30, 2007	December 31, 2006

Net debt to net capital	46.3%	47.5%
Effect of subtracting cash from debt	1.2%	0.6%
Debt to capital	47.5%	48.1%

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

See the table in the Form 10-K under "Uses of Capital" which sets forth the amounts of Entergy Arkansas' planned construction and other capital investments for 2007 through 2009. In July 2007, Entergy Arkansas signed an agreement to purchase for $210 million the Ouachita Power Facility, a 789 MW natural gas-fired, combined-cycle, load-following generating facility located in north Louisiana and owned by Ouachita Power, LLC. Entergy Arkansas plans to invest approximately $43 million in reliability upgrades. The Ouachita plant will be 100 percent owned by Entergy Arkansas, and the acquisition is expected to close in 2008. Entergy Arkansas expects to sell to Entergy Gulf States, under a separate agreement, approximately one-third of the output of the Ouachita plant on a long-term basis. The purchase of the plant is contingent upon obtaining necessary approvals, including full cost recovery, from various federal and state regulatory and permitting agencies. The planned capital investments estimate in the Form 10-K included $190 million in 2008 for the estimated cost of an acquisition of this type.

In April 2007, Entergy Arkansas renewed its credit facility through April 2008 and increased the amount of the credit facility to $100 million. There were no outstanding borrowings under the Entergy Arkansas credit facility as of June 30, 2007.

Entergy Arkansas' receivables from or (payables to) the money pool were as follows:

June 30, 2007	December 31, 2006	June 30, 2006	December 31, 2005
(In Thousands)

$26,450	$16,109	$15,567	($27,346)

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Significant Factors and Known Trends

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends" in the Form 10-K for a discussion of state and local rate regulation, energy cost rate investigation, federal regulation, utility restructuring, nuclear matters, and environmental risks. Following are updates to the information provided in the Form 10-K.

State and Local Rate Regulation

In June 2007, after hearings on Entergy Arkansas' August 2006 rate filing requesting an adjusted annual increase of $106.5 million, the APSC ordered Entergy Arkansas to reduce its annual rates by $5 million, and set an ROE of 9.9% with a hypothetical common equity level lower than Entergy Arkansas' actual capital structure. For the purpose of setting rates, the APSC disallowed a portion of costs associated with incentive compensation based on financial measures and all costs associated with Entergy's stock-based compensation plans. In addition, under the terms of the APSC's order, recovery of storm restoration costs in the future will be limited to a fixed annual amount of $14.4 million, regardless of the actual annual amount of future restoration costs. The APSC's order also threatens Entergy Arkansas' ability to recover $52 million of costs previously accumulated in Entergy Arkansas' storm reserve and $18 million of removal costs associated with the termination of a lease. Management believes, however, that Entergy Arkansas is entitled to recover these prudently incurred costs and will vigorously pursue its right to recover them. The APSC rejected Entergy Arkansas' request for a capacity management rider to recover incremental capacity costs, but directed Entergy Arkansas and the other parties in the case to develop an annual earnings review process that may address this issue.

See Entergy Corporation and Subsidiaries' "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends - Federal Regulation - System Agreement Litigation" for a discussion of Entergy's compliance filing in that proceeding. In its June 2007 decision on Entergy Arkansas' rate filing, the APSC approved through December 31, 2008 a production cost allocation rider for recovery from customers of the retail portion of the costs allocated to Entergy Arkansas as a result of the System Agreement litigation.

Entergy Arkansas filed in July 2007 for rehearing of the APSC's June 2007 order.

Energy Cost Rate Investigation

In March 2007, in order to allow further consideration by the APSC, the APSC granted Entergy Arkansas' petition for rehearing and for stay of the APSC's January 2007 order in the proceeding investigating Entergy Arkansas' interim energy cost rate. The APSC has taken no action in this proceeding since its March 2007 order.

In its June 2007 order regarding Entergy Arkansas' rate case, the APSC approved the continuation of Entergy Arkansas' energy cost recovery rider through December 31, 2008.

Federal Regulation

See "System Agreement Proceedings", "Independent Coordinator of Transmission", and "Available Flowgate Capacity Proceeding" in the "Significant Factors and Known Trends" section of Entergy Corporation and Subsidiaries Management's Financial Discussion and Analysis for updates to the discussion in the Form 10-K.

Critical Accounting Estimates

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy Arkansas' accounting for nuclear decommissioning costs, unbilled revenue, and qualified pension and other postretirement benefits.

New Accounting Pronouncements

See "New Accounting Pronouncements" section of Entergy Corporation and Subsidiaries Management's Financial Discussion and Analysis for a discussion of new accounting pronouncements.

ENTERGY ARKANSAS, INC.
INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2007 and 2006
(Unaudited)

	Three Months Ended		Six Months Ended
	2007	2006	2007	2006
	(In Thousands)		(In Thousands)

OPERATING REVENUES
Electric	$434,027	$504,223	$936,765	$951,845

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	(17,191)	84,806	120,847	187,277
Purchased power	193,089	167,981	309,495	286,911
Nuclear refueling outage expenses	7,260	7,371	14,274	14,726
Other operation and maintenance	115,203	105,895	215,058	197,650
Decommissioning	8,134	7,608	16,134	15,091
Taxes other than income taxes	16,251	8,982	36,234	18,602
Depreciation and amortization	56,764	54,143	112,829	106,961
Other regulatory credits - net	(9,462)	(8,359)	(14,491)	(13,886)
TOTAL	370,048	428,427	810,380	813,332

OPERATING INCOME	63,979	75,796	126,385	138,513

OTHER INCOME
Allowance for equity funds used during construction	1,800	1,916	7,396	3,818
Interest and dividend income	4,150	3,998	11,733	11,673
Miscellaneous - net	(601)	(687)	(1,805)	(1,572)
TOTAL	5,349	5,227	17,324	13,919

INTEREST AND OTHER CHARGES
Interest on long-term debt	19,776	19,361	39,130	38,339
Other interest - net	1,918	1,328	6,815	2,868
Allowance for borrowed funds used during construction	(767)	(822)	(3,510)	(1,679)
TOTAL	20,927	19,867	42,435	39,528

INCOME BEFORE INCOME TAXES	48,401	61,156	101,274	112,904

Income taxes	17,809	5,421	41,799	28,246

NET INCOME	30,592	55,735	59,475	84,658

Preferred dividend requirements and other	1,718	2,085	3,437	4,123

EARNINGS APPLICABLE TO
COMMON STOCK	$28,874	$53,650	$56,038	$80,535

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC.
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2007 and 2006
(Unaudited)

	2007	2006
	(In Thousands)

OPERATING ACTIVITIES
Net income	$59,475	$84,658
Adjustments to reconcile net income to net cash flow provided by operating activities:
Reserve for regulatory adjustments	658	6,789
Other regulatory credits - net	(14,491)	(13,886)
Depreciation, amortization, and decommissioning	128,963	122,052
Deferred income taxes and investment tax credits, and non-current taxes
accrued	76,124	(44,980)
Changes in working capital:
Receivables	49,691	(41,738)
Fuel inventory	(10,150)	(1,659)
Accounts payable	198,752	(44,275)
Taxes accrued	(37,161)	95,543
Interest accrued	(2,962)	(804)
Deferred fuel costs	46,850	85,047
Other working capital accounts	(245,647)	8,588
Provision for estimated losses and reserves	(29)	(829)
Changes in other regulatory assets	(23,273)	(15,484)
Other	(1,675)	(13,069)
Net cash flow provided by operating activities	225,125	225,953

INVESTING ACTIVITIES
Construction expenditures	(150,285)	(121,269)
Allowance for equity funds used during construction	7,396	3,818
Nuclear fuel purchases	(40,129)	-
Proceeds from sale/leaseback of nuclear fuel	42,220	-
Proceeds from nuclear decommissioning trust fund sales	14,075	74,895
Investment in nuclear decommissioning trust funds	(20,290)	(79,353)
Change in money pool receivable - net	(12,152)	(15,567)
Other regulatory investments	-	(9,888)
Net cash flow used in investing activities	(159,165)	(147,364)

FINANCING ACTIVITIES
Proceeds from the issuance of preferred stock	-	73,355
Redemption of preferred stock	-	(75,885)
Change in money pool payable - net	-	(27,346)
Dividends paid:
Common stock	(30,500)	(34,800)
Preferred stock	(3,437)	(4,255)
Net cash flow used in financing activities	(33,937)	(68,931)

Net increase in cash and cash equivalents	32,023	9,658

Cash and cash equivalents at beginning of period	34,815	9,393

Cash and cash equivalents at end of period	$66,838	$19,051

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period for:
Interest - net of amount capitalized	$41,895	$36,185
Income taxes	$18,643	($23,543)
Noncash financing activities:
Proceeds from long-term debt issued for the purpose
of refunding other long-term debt	-	$54,700

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC.
BALANCE SHEETS
ASSETS
June 30, 2007 and December 31, 2006
(Unaudited)

	2007	2006
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$5,571	$2,849
Temporary cash investments - at cost,
which approximates market	61,267	31,966
Total cash and cash equivalents	66,838	34,815
Accounts receivable:
Customer	81,647	105,347
Allowance for doubtful accounts	(15,110)	(15,257)
Associated companies	61,092	57,554
Other	79,122	114,108
Accrued unbilled revenues	81,923	66,876
Total accounts receivable	288,674	328,628
Deferred fuel costs	-	2,157
Accumulated deferred income taxes	3,042	19,232
Fuel inventory - at average cost	33,123	22,973
Materials and supplies - at average cost	105,130	100,061
Deferred nuclear refueling outage costs	29,013	23,678
System agreement cost equalization	215,800	-
Prepayments and other	25,623	6,368
TOTAL	767,243	537,912

OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity	11,205	11,206
Decommissioning trust funds	456,084	439,408
Non-utility property - at cost (less accumulated depreciation)	1,444	1,446
Other	5,390	2,976
TOTAL	474,123	455,036

UTILITY PLANT
Electric	6,705,522	6,599,348
Property under capital lease	3,779	5,260
Construction work in progress	123,886	113,069
Nuclear fuel under capital lease	108,607	124,850
Nuclear fuel	19,138	21,044
TOTAL UTILITY PLANT	6,960,932	6,863,571
Less - accumulated depreciation and amortization	3,057,635	2,986,576
UTILITY PLANT - NET	3,903,297	3,876,995

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
SFAS 109 regulatory asset - net	83,340	93,682
Other regulatory assets	566,389	542,052
Other	37,918	35,359
TOTAL	687,647	671,093

TOTAL ASSETS	$5,832,310	$5,541,036

See Notes to Financial Statements.

64

ENTERGY ARKANSAS, INC.
BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY
June 30, 2007 and December 31, 2006
(Unaudited)

	2007	2006
	(In Thousands)

CURRENT LIABILITIES
Accounts payable:
Associated companies	$269,257	$64,546
Other	110,482	117,655
Customer deposits	53,403	49,978
Taxes accrued	-	37,161
Interest accrued	16,617	19,579
Deferred fuel costs	44,693	-
Obligations under capital leases	55,704	56,265
Other	10,141	15,372
TOTAL	560,297	360,556

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,295,353	1,243,855
Accumulated deferred investment tax credits	57,844	59,834
Obligations under capital leases	56,682	73,845
Other regulatory liabilities	113,811	103,350
Decommissioning	488,944	472,810
Accumulated provisions	14,510	14,539
Pension and other postretirement liabilities	259,932	259,147
Long-term debt	1,310,595	1,306,201
Other	98,529	96,623
TOTAL	3,696,200	3,630,204

Commitments and Contingencies

SHAREHOLDERS' EQUITY
Preferred stock without sinking fund	116,350	116,350
Common stock, $0.01 par value, authorized 325,000,000
shares; issued and outstanding 46,980,196 shares in 2007
and 2006	470	470
Paid-in capital	588,527	588,528
Retained earnings	870,466	844,928
TOTAL	1,575,813	1,550,276

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$5,832,310	$5,541,036

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC.
SELECTED OPERATING RESULTS
For the Three and Six Months Ended June 30, 2007 and 2006
(Unaudited)

	Three Months Ended		Increase/
Description	2007	2006	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$ 126	$ 138	($ 12)	(9)
Commercial	83	91	(8)	(9)
Industrial	81	95	(14)	(15)
Governmental	4	4	-	-
Total retail	294	328	(34)	(10)
Sales for resale
Associated companies	70	106	(36)	(34)
Non-associated companies	36	33	3	9
Other	34	37	(3)	(8)
Total	$ 434	$ 504	($ 70)	(14)

Billed Electric Energy
Sales (GWh):
Residential	1,523	1,591	(68)	(4)
Commercial	1,383	1,391	(8)	(1)
Industrial	1,799	1,836	(37)	(2)
Governmental	67	63	4	6
Total retail	4,772	4,881	(109)	(2)
Sales for resale
Associated companies	1,578	2,432	(854)	(35)
Non-associated companies	586	674	(88)	(13)
Total	6,936	7,987	(1,051)	(13)

	Six Months Ended		Increase/
Description	2007	2006	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$ 307	$ 289	$ 18	6
Commercial	182	171	11	6
Industrial	183	183	-	-
Governmental	9	9	-	-
Total retail	681	652	29	4
Sales for resale
Associated companies	148	183	(35)	(19)
Non-associated companies	70	84	(14)	(17)
Other	38	33	5	15
Total	$ 937	$ 952	($ 15)	(2)

Billed Electric Energy
Sales (GWh):
Residential	3,555	3,501	54	2
Commercial	2,711	2,670	41	2
Industrial	3,520	3,615	(95)	(3)
Governmental	132	128	4	3
Total retail	9,918	9,914	4	-
Sales for resale
Associated companies	3,571	4,297	(726)	(17)
Non-associated companies	1,255	1,531	(276)	(18)
Total	14,744	15,742	(998)	(6)

ENTERGY GULF STATES, INC.

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Hurricane Rita and Hurricane Katrina

See the Form 10-K for a discussion of the effects of Hurricanes Katrina and Rita, which hit Entergy Gulf States' service territory in the Texas and Louisiana jurisdictions in August and September 2005, which resulted in power outages, significant damage to electric distribution, transmission, and generation and gas infrastructure, and the loss of sales and customers due to mandatory evacuations, and Entergy Gulf States' efforts to recover storm restoration costs. Following are updates to that discussion.

Entergy reached an agreement with one of its excess insurers under which Entergy received $69.5 million in the second quarter 2007 in settlement of its Hurricane Katrina claim with that insurer. Entergy Gulf States was allocated $2.1 million of the proceeds. Entergy Gulf States has received a total of $33.2 million as of June 30, 2007 on its Hurricanes Katrina and Rita insurance claims, including $6.1 million in 2007. Refer to Note 8 to the financial statements in the Form 10-K for a description of Entergy's non-nuclear property insurance coverage.

Storm Cost Recovery Filings with Retail Regulators

In April 2007, the PUCT issued its financing order authorizing the issuance of securitization bonds to recover $353 million of hurricane reconstruction costs and up to $6 million of transaction costs, offset by $32 million of related deferred income tax benefits. In June 2007, Entergy Gulf States Reconstruction Funding I, LLC, a company wholly-owned and consolidated by Entergy Gulf States, issued $329.5 million of senior secured transition bonds (securitization bonds). With the proceeds, Entergy Gulf States Reconstruction Funding purchased from Entergy Gulf States the transition property, which is the right to recover from customers though a transition charge amounts sufficient to service the securitization bonds. Entergy Gulf States began cost recovery through the transition charge in July 2007, and the transition charge is expected to remain in place over a 15-year period. See Note 4 to the financial statements for additional information regarding the securitization bonds.

In February 2007, Entergy Louisiana and Entergy Gulf States filed rebuttal testimony and filed a second supplemental and amending application by which they seek authority from the LPSC to securitize their storm cost recovery and storm reserve amounts, together with certain debt retirement costs and upfront and ongoing costs of the securitized debt issued. Securitization is authorized by a law signed by the Governor of Louisiana in May 2006. The filing updates actual storm-related costs through January 2007 and estimated future costs, including carrying charges, declaring that Entergy Louisiana's costs are $561 million and Entergy Gulf States' costs are $219 million.  The filing also updates the requested storm reserve amounts, requesting $141 million for Entergy Louisiana and $87 million for Entergy Gulf States. Hearings on the quantification of the amounts eligible for securitization began in late-April 2007. At the start of the hearing, a stipulation among Entergy Gulf States, Entergy Louisiana, the LPSC staff, and most other parties in the proceeding was read into the record. The stipulation quantifies the balance of storm restoration costs for recovery as $545 million for Entergy Louisiana and $187 million for Entergy Gulf States, and sets the storm reserve amounts at $152 million for Entergy Louisiana and $87 million for Entergy Gulf States. The stipulation also calls for securitization of the storm restoration costs and storm reserves in those same amounts. Hearings on authorization of securitization of the storm costs and reserves were held in June 2007. On August 1, 2007, the LPSC voted to issue an order approving recovery of the stipulated storm cost recovery and storm reserve amounts plus certain debt retirement and upfront and ongoing costs through securitization financing.

Results of Operations

Net Income

Second Quarter 2007 Compared to Second Quarter 2006

Net income decreased $19.7 primarily due to lower net revenue, higher other operation and maintenance expenses, and higher taxes other than income taxes, partially offset by higher other income.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Net income decreased $37.2 million primarily due to lower net revenue, higher other operation and maintenance expenses, and higher interest and other charges, partially offset by higher other income.

Net Revenue

Second Quarter 2007 Compared to Second Quarter 2006

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges. Following is an analysis of the change in net revenue comparing the second quarter of 2007 to the second quarter of 2006.
Amount
(In Millions)

2006 net revenue	$326.7
Volume/weather	(11.8)
Purchased power capacity	(4.7)
Regulatory credits	(4.4)
Other	2.9
2007 net revenue	$308.7

The volume/weather variance is primarily due to less favorable weather compared to the same period in 2006 in both the Louisiana and Texas jurisdictions.

The purchased power capacity variance is primarily due to an increase in capacity charges primarily associated with power purchases from the Perryville generating station in addition to new purchased power contracts in 2006. A portion of the increase in purchased power capacity costs is being recovered through base rate increases implemented to recover incremental deferred and ongoing purchased power capacity charges.  The base rate increases are discussed in Note 2 to the financial statements in the Form 10-K.

The variance in other regulatory credits is primarily due to a regulatory credit recorded during the second quarter of 2006 as a result of Entergy Gulf States reinstating the application of regulatory accounting principles to its wholesale business. Refer to "Application of SFAS 71" in Note 1 to the financial statements in the Form 10-K for further discussion.

Other regulatory charges

Other regulatory charges increased primarily due to a regulatory credit recorded during the second quarter of 2006 as a result of Entergy Gulf States reinstating the application of regulatory accounting principles to its wholesale business. Refer to "Application of SFAS 71" in Note 1 to the financial statements in the Form 10-K for further discussion.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges. Following is an analysis of the change in net revenue comparing the six months ended June 30, 2007 to the six months ended June 30, 2006.
Amount
(In Millions)

2006 net revenue	$621.6
Fuel recovery	(38.1)
Purchased power capacity	(11.1)
Volume/weather	10.3
Other	4.4
2007 net revenue	$587.1

The fuel recovery variance resulted primarily from adjustments of fuel clause recoveries in the first quarter of 2006 in Entergy Gulf States' Louisiana jurisdiction and a reserve for potential rate refunds in the first quarter of 2007 in Entergy Gulf States' Texas jurisdiction as a result of a PUCT ruling related to the application of past PUCT rulings addressing transition to competition in Texas.

The purchased power capacity variance is primarily due to an increase in capacity charges primarily associated with power purchases from the Perryville generating station in addition to new purchased power contracts in 2006. A portion of the increase in purchased power capacity costs is being recovered through base rate increases implemented to recover incremental deferred and ongoing purchased power capacity charges. The base rate increases are discussed in Note 2 to the financial statements in the Form 10-K.

The volume/weather variance is primarily due to increased electricity usage, including increased usage during the unbilled sales period. See Note 1 to the financial statements in the Form 10-K for a discussion of the accounting for unbilled revenues.

Gross operating revenues, fuel and purchased power expenses, and other regulatory charges

Gross operating revenues decreased primarily due to a decrease in fuel cost recovery revenues of $106.1 million due to lower fuel rates. The decrease was partially offset by more favorable volume/weather as discussed above, and an increase in gross wholesale revenues.

Fuel and purchased power expenses decreased primarily due to a decrease in the recovery from customers of deferred fuel costs. The decrease was partially offset by an increase in the average market price of non-associated purchased power coupled with an increase in generation requirements.

Other regulatory charges increased primarily due to a regulatory credit recorded during the second quarter of 2006 as a result of Entergy Gulf States reinstating the application of regulatory accounting principles to its wholesale business. Refer to "Application of SFAS 71" in Note 1 to the financial statements in the Form 10-K for further discussion.

Other Income Statement Variances

Second Quarter 2007 Compared to Second Quarter 2006

Other operation and maintenance expenses increased primarily due to:

  an increase of $5.9 million in nuclear expenses due to a non-refueling plant outage;
  an increase of $3.3 million in payroll costs;
  an increase of $1.5 million in distribution expenses due to the return to normal operations work in 2007 versus storm restoration activities in 2006 as a result of the hurricanes; and
  an increase of $1.3 million in vegetation maintenance expenses, some of which is attributable to timing;

Taxes other than income taxes increased primarily due to a payment in June 2007 for Texas corporate franchise taxes for amended returns filed for the years 1997-2001 as a result of an IRS audit settlement, along with higher Texas city franchise taxes.

Other income increased primarily due to carrying charges on storm restoration costs approved by the PUCT, in addition to interest earned on money pool investments. The PUCT approval and the securitization filing for the recovery of reconstruction costs are discussed in Note 2 to the financial statements in the Form 10-K and Note 2 to the financial statements herein.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Other operation and maintenance expenses increased primarily due to:

  an increase of $6.5 million in nuclear expenses due to a non-refueling plant outage, a higher radwaste accrual, and increased NRC fees;
  an increase of $3.6 million in distribution expenses due to the return to normal operations work in 2007 versus storm restoration activities in 2006 as a result of the hurricanes;
  an increase of $2.8 million in payroll costs;
  an increase of $2.7 million in vegetation maintenance expenses, some of which is attributable to timing; and
  an increase of $2.3 million in transmission spending due to additional costs related to the Independent Coordinator of Transmission and additional loss reserve accruals related to public liability litigation.

The increase was partially offset by a decrease of $2.9 million due to a fossil plant maintenance outage in the spring 2006, reducing the scope of 2007 maintenance.

Other income increased primarily due to carrying charges on storm restoration costs approved by the PUCT, in addition to interest earned on money pool investments. The PUCT approval and the securitization filing for the recovery of reconstruction costs are discussed in Note 2 to the financial statements in the Form 10-K and Note 2 to the financial statements herein.

Interest and other charges increased primarily due to interest recorded on advances from independent power producers per a FERC order and interest recorded on deferred fuel costs.

Income Taxes

The effective income tax rate was 41.6% for the second quarter of 2007 and 40.8% for the six months ended June 30, 2007. The differences in the effective income tax rates for the second quarter of 2007 and the six months ended June 30, 2007 versus the federal statutory rate of 35.0% is primarily due to book and tax differences related to utility plant items and state income taxes, partially offset by flow-through book and tax timing differences related to a pension payment, book and tax differences related to allowance for equity funds used during construction, and the amortization of investment tax credits.

The effective income tax rate was 39.1% for the second quarter of 2006 and 34.2% for the six months ended June 30, 2006. The difference in the effective income tax rate for the second quarter of 2006 versus the federal statutory rate of 35.0% is primarily due to state income taxes and book and tax differences related to utility plant items, partially offset by the amortization of investment tax credits. The difference in the effective income tax rate for the six months ended June 30, 2006 versus the federal statutory rate of 35.0% is primarily due to amortization of investment tax credits and book and tax differences related to the allowance for equity funds used during construction, partially offset by state income taxes.

Liquidity and Capital Resources

Cash Flow

Cash flows for the six months ended June 30, 2007 and 2006 were as follows:
	2007	2006
	(In Thousands)

Cash and cash equivalents at beginning of period	$180,381	$25,373

Cash flow provided by (used in):
Operating activities	245,575	291,171
Investing activities	(246,690)	(220,594)
Financing activities	272,290	(87,268)
Net increase (decrease) in cash and cash equivalents	271,175	(16,691)

Cash and cash equivalents at end of period	$451,556	$8,682

Operating Activities

Net cash provided in operating activities decreased $45.6 million primarily due to the timing of the collection of receivables from customers, decreased recovery of deferred fuel costs, and income tax payments of $9.6 million for the six months ended June 30, 2007 compared to income tax refunds of $60.1 million for the same period in 2006. This decrease was offset by the timing of payments to vendors.

Investing Activities

Net cash used in investing activities increased $26.1 million primarily due to an increase in money pool activity, partially offset by a decrease in construction expenditures of $129.4 million due to storm-related projects in 2006.

Financing Activities

Financing activities provided $272.3 million for the six months ended June 30, 2007 compared to using $87.3 million for the six months ended June 30, 2006 primarily due to the issuance of $329.5 million of securitization bonds and a decrease of $37.5 million in common stock dividends. See Note 4 to the financial statements for details of the securitization bond issuance.

Capital Structure

Entergy Gulf States' capitalization is balanced between equity and debt, as shown in the following table. The increase in the debt to capital percentages as of June 30, 2007 is primarily due to the issuance of securitization bonds in 2007.

	June 30, 2007	December 31, 2006

Net debt to net capital	50.5%	50.1%
Effect of subtracting cash from debt	4.4%	1.9%
Debt to capital	54.9%	52.0%

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

Entergy Gulf States' receivables from the money pool were as follows:

June 30, 2007	December 31, 2006	June 30, 2006	December 31, 2005
(In Thousands)

$192,747	$75,048	$2,982	$64,011

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Gulf States had in place as of June 30, 2007, a $50 million line of credit. The line of credit allows Entergy Gulf States to borrow money and to issue letters of credit. $1.4 million in letters of credit were issued under the facility at June 30, 2007, and no borrowings were outstanding. The line of credit terminates in February 2011.

On August 2, 2007, Entergy Gulf States entered into a new, five-year, $200 million credit facility, and expects to downsize its previously existing facility to $2 million. See Part II, Item 5 herein for additional information on the new credit facility, under which there were no borrowings or letters of credit outstanding as of August 8, 2007.

Significant Factors and Known Trends

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends" in the Form 10-K for a discussion of transition to retail competition; state and local rate regulation; federal regulation; the Energy Policy Act of 2005; industrial, commercial, and wholesale customers; nuclear matters; environmental risks; and litigation risks. Following are updates to the information disclosed in the Form 10-K.

Transition to Retail Competition

See the Form 10-K for a discussion of the current Texas legislation and Entergy Gulf States' proposed transition to competition plan.

As required by the June 2005 legislation, Entergy Gulf States filed its proposed transition to competition plan in December 2006. The plan provides that to achieve full customer choice, Entergy Gulf States should join ERCOT because ERCOT already has all of the prerequisites for retail choice. Pursuant to PUCT order, on June 4, 2007 Entergy Gulf States filed a restatement of the plan, in which Entergy Gulf States requested that the PUCT approve a "Financial Stability Provision" that is designed to ensure that Entergy Gulf States' proposed integration with ERCOT will not, during the necessary construction period, cause certain Entergy Gulf States' credit metrics and rating to decrease. The June 4,

2007 filing also proposes a rule making process and recognizes that legislative action might be needed to accomplish the required infrastructure improvements. Under Entergy Gulf States' plan, retail open access could commence as early as 2013. Entergy Gulf States' plan includes an estimate that direct construction costs for facilities to interconnect Entergy Gulf States' Texas operations with ERCOT could be approximately $1 billion. The Texas Legislature did not pass legislation addressing Entergy Gulf States' transition plan before adjourning its 2007 session. PUCT hearings on Entergy Gulf States' plan began in May 2007, were abated, and were then completed in July 2007. A PUCT decision on Entergy Gulf States' plan is expected in the third quarter 2007.

Jurisdictional Separation Plan

In March 2007, Entergy Gulf States filed an application with the FERC requesting authorization to implement its jurisdictional separation plan that will result in the restructuring of Entergy Gulf States into two separate utilities, one subject solely to the retail jurisdiction of the LPSC (EGS-LA) and the other subject solely to the retail jurisdiction of the PUCT (ETI). The FERC approved the application in July 2007.

In addition to the terms of the plan described in the Form 10-K, additional terms of the plan include that EGS-LA will retain the entirety of Entergy Gulf States' outstanding long-term debt. Under one or more debt assumption agreements with EGS-LA, ETI would assume a portion of this long-term debt primarily allocable to the portion of Entergy Gulf States' assets allocated to ETI. EGS-LA will record an assumption asset to reflect the long-term debt assumed by ETI. ETI would, basically, grant EGS-LA a first lien on its assets to secure its debt obligations under the debt assumption agreement or agreements. ETI would have three years, basically, from the date of separation to pay off the assumed debt. In addition, under the proposal, the currently outstanding preferred stock of Entergy Gulf States would be redeemed as part of the jurisdictional separation.

Entergy Gulf States has also filed with the FERC an application, on behalf of ETI, for authority from the end of 2007 through March 31, 2010 to issue up to $200 million of short-term debt, up to $300 million of tax-exempt bonds, and up to $1.4 billion of other long-term securities, including common and preferred stock and long-term debt. Entergy Gulf States, on behalf of EGS-LA, has filed a similar FERC application for authority over the same time period to issue up to $200 million of short-term debt, up to $500 million of tax-exempt bonds and up to $750 million of other long-term securities, including common and preferred membership units and long-term debt.

In May 2007 Entergy Gulf States filed with the NRC an application for transfer of the River Bend operating license. Additional FERC filings will also be made before the separation can occur. In addition, under the LPSC order approving the jurisdictional separation plan, jurisdictional separation will not occur if Entergy Gulf States cannot obtain reasonable assurances from the rating agencies that upon the separation there will not be a downgrade in ETI's or EGS-LA's credit ratings from Entergy Gulf States' credit ratings. Entergy Gulf States' current target for completing the jurisdictional separation is projected to be the end of 2007.

State and Local Rate Regulation

In March 2007, Entergy Gulf States filed a request with the PUCT to refund $78.5 million, including interest, of fuel cost recovery over-collections through January 2007. In June 2007, the PUCT approved a unanimous stipulation and settlement agreement that updated the over-collection balance through April 2007 and established a refund amount, including interest, of $109.4 million. The refund will be made over a two-month period beginning with the first billing cycle in July 2007. Amounts refunded through the interim fuel refund are subject to final reconciliation in a future fuel reconciliation proceeding.

In May 2006, Entergy Gulf States filed with the PUCT a fuel and purchased power reconciliation case covering the period September 2003 through December 2005 for costs recoverable through the Texas fixed fuel factor rate and the incremental purchased capacity recovery rider. Entergy Gulf States is reconciling $1.6 billion of fuel and purchased power costs on a Texas retail basis. A hearing was conducted before administrative law judges (ALJs) in April 2007. On July 24, 2007, the ALJs issued a proposal for decision recommending that Entergy Gulf States be authorized to reconcile all of its requested Texas fixed fuel factor expenses and recommending a minor adjustment to the incremental purchased capacity recovery calculation. The ALJs also recommend granting an exception to PUCT rules to allow for recovery of an additional $11.4 million in Texas-jurisdictional purchased power capacity costs. The PUCT is scheduled to consider the proposal for decision during its August 16, 2007 open meeting.

In May 2006, Entergy Gulf States made its formula rate plan filing with the LPSC for the 2005 test year. Entergy Gulf States modified the filing in August 2006 to reflect an 11.1% return on equity which is within the allowed bandwidth. The modified filing includes a formula rate plan increase of $17.2 million annually that provides for 1) interim recovery of $10.5 million of storm costs from Hurricanes Katrina and Rita and 2) recovery of $6.7 million of LPSC-approved incremental deferred and ongoing capacity costs. The increase was implemented, subject to refund, with the first billing cycle of September 2006. In May 2007 the LPSC approved a settlement between Entergy Louisiana and the LPSC Staff, affirming the rates that were implemented in September 2006.

In May 2007, Entergy Gulf States made its formula rate plan filing with the LPSC for the 2006 test year. The filing reflected a 10.0% return on equity which is within the allowed bandwidth. The filing includes three adjustments that result in a formula rate plan decrease of $23 million annually: 1) cessation of interim Hurricanes Katrina and Rita cost recovery, in anticipation of securitized storm cost recovery; 2) reduction of the storm cost accrual, in anticipation of a securitized storm reserve; and 3) reduced capacity costs compared to the 2005 test year.

In January 2007, Entergy Gulf States filed with the LPSC its gas rate stabilization plan for the test year ending September 30, 2006.  The filing showed a revenue deficiency of $3.5 million based on an ROE mid-point of 10.5%.  In March 2007, Entergy Gulf States filed a set of rate and rider schedules that reflected all proposed LPSC staff adjustments and implemented a $2.4 million base rate increase effective with the first billing cycle of April 2007 pursuant to the rate stabilization plan.

Federal Regulation

See "System Agreement Proceedings", "Independent Coordinator of Transmission", and "Available Flowgate Capacity Proceeding" in the "Significant Factors and Known Trends" section of Entergy Corporation and Subsidiaries Management's Financial Discussion and Analysis for updates to the discussion in the Form 10-K.

Critical Accounting Estimates

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy Gulf States' accounting for nuclear decommissioning costs, the application of SFAS 71, unbilled revenue, and qualified pension and other postretirement benefits.

New Accounting Pronouncements

See "New Accounting Pronouncements" section of Entergy Corporation and Subsidiaries Management's Financial Discussion and Analysis for a discussion of new accounting pronouncements.

ENTERGY GULF STATES, INC.
CONSOLIDATED INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2007 and 2006
(Unaudited)

	Three Months Ended		Six Months Ended
	2007	2006	2007	2006
	(In Thousands)		(In Thousands)

OPERATING REVENUES
Electric	$864,568	$867,504	$1,659,822	$1,723,294
Natural gas	17,090	13,611	55,018	51,027
TOTAL	881,658	881,115	1,714,840	1,774,321

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	192,623	215,255	432,190	500,130
Purchased power	376,395	337,834	683,199	650,926
Nuclear refueling outage expenses	3,816	4,427	7,472	9,101
Other operation and maintenance	141,275	123,996	267,129	245,553
Decommissioning	2,902	2,676	5,745	5,297
Taxes other than income taxes	34,830	31,663	66,142	67,688
Depreciation and amortization	53,060	52,484	105,475	101,179
Other regulatory charges - net	3,986	1,369	12,344	1,638
TOTAL	808,887	769,704	1,579,696	1,581,512

OPERATING INCOME	72,771	111,411	135,144	192,809

OTHER INCOME
Allowance for equity funds used during construction	1,999	1,755	6,430	7,801
Interest and dividend income	15,920	6,366	32,294	14,469
Miscellaneous - net	659	510	659	(402)
TOTAL	18,578	8,631	39,383	21,868

INTEREST AND OTHER CHARGES
Interest on long-term debt	34,797	34,339	69,690	67,992
Other interest - net	3,122	1,901	8,466	3,997
Allowance for borrowed funds used during construction	(1,285)	(1,093)	(4,173)	(4,401)
TOTAL	36,634	35,147	73,983	67,588

INCOME BEFORE INCOME TAXES	54,715	84,895	100,544	147,089

Income taxes	22,755	33,191	40,987	50,336

NET INCOME	31,960	51,704	59,557	96,753

Preferred dividend requirements and other	929	1,009	1,891	2,031

EARNINGS APPLICABLE TO COMMON STOCK	$31,031	$50,695	$57,666	$94,722

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY GULF STATES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2007 and 2006
(Unaudited)

	2007	2006
	(In Thousands)

OPERATING ACTIVITIES
Net income	$59,557	$96,753
Adjustments to reconcile net income to net cash flow provided by operating activities:
Reserve for regulatory adjustments	11,534	5,947
Other regulatory charges - net	12,344	1,638
Depreciation, amortization, and decommissioning	111,220	106,476
Deferred income taxes, investment tax credits, and non-current taxes accrued	(11,844)	68,469
Changes in working capital:
Receivables	(171,125)	121,874
Fuel inventory	(14,410)	(11,349)
Accounts payable	40,920	(75,267)
Taxes accrued	(12,913)	40,836
Interest accrued	58	(772)
Deferred fuel costs	25,258	55,433
Other working capital accounts	133,953	16,861
Provision for estimated losses and reserves	(1,163)	(2,856)
Changes in other regulatory assets	10,539	(124,690)
Other	51,647	(8,182)
Net cash flow provided by operating activities	245,575	291,171

INVESTING ACTIVITIES
Construction expenditures	(139,892)	(269,310)
Allowance for equity funds used during construction	6,430	7,801
Insurance proceeds	6,580	-
Nuclear fuel purchases	(7,542)	(38,233)
Proceeds from sale/leaseback of nuclear fuel	9,923	37,523
Proceeds from nuclear decommissioning trust fund sales	29,533	35,710
Investment in nuclear decommissioning trust funds	(36,404)	(42,406)
Change in money pool receivable - net	(117,699)	61,028
Changes in other investments - net	2,381	915
Other regulatory investments	-	(13,622)
Net cash flow used in investing activities	(246,690)	(220,594)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	321,938	-
Redemption of preferred stock	(2,250)	(2,250)
Dividends paid:
Common stock	(45,500)	(83,000)
Preferred stock	(1,898)	(2,018)
Net cash flow provided by (used in) financing activities	272,290	(87,268)

Net increase (decrease) in cash and cash equivalents	271,175	(16,691)

Cash and cash equivalents at beginning of period	180,381	25,373

Cash and cash equivalents at end of period	$451,556	$8,682

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period for:
Interest - net of amount capitalized	$73,694	$68,007
Income taxes	$9,559	($60,096)

See Notes to Financial Statements.

ENTERGY GULF STATES, INC.
CONSOLIDATED BALANCE SHEETS
ASSETS
June 30, 2007 and December 31, 2006
(Unaudited)

	2007	2006
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$4,241	$2,923
Temporary cash investments - at cost,
which approximates market	447,315	177,458
Total cash and cash equivalents	451,556	180,381
Accounts receivable:
Customer	157,494	146,144
Allowance for doubtful accounts	(1,826)	(1,618)
Associated companies	325,702	106,990
Other	94,873	50,811
Accrued unbilled revenues	91,081	79,538
Total accounts receivable	667,324	381,865
Accumulated deferred income taxes	12,487	20,352
Fuel inventory - at average cost	83,621	69,211
Materials and supplies - at average cost	125,031	120,245
Deferred nuclear refueling outage costs	6,083	12,971
Prepayments and other	24,218	16,725
TOTAL	1,370,320	801,750

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	359,298	344,911
Non-utility property - at cost (less accumulated depreciation)	95,037	94,776
Other	29,335	25,218
TOTAL	483,670	464,905

UTILITY PLANT
Electric	8,941,273	8,857,166
Natural gas	95,832	92,368
Construction work in progress	164,630	149,392
Nuclear fuel under capital lease	63,755	73,422
Nuclear fuel	8,481	10,821
TOTAL UTILITY PLANT	9,273,971	9,183,169
Less - accumulated depreciation and amortization	4,339,792	4,263,307
UTILITY PLANT - NET	4,934,179	4,919,862

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
SFAS 109 regulatory asset - net	464,606	465,259
Other regulatory assets	971,050	1,001,016
Deferred fuel costs	100,124	100,124
Long-term receivables	6,840	9,833
Other	35,769	23,928
TOTAL	1,578,389	1,600,160

TOTAL ASSETS	$8,366,558	$7,786,677

See Notes to Financial Statements.

78

ENTERGY GULF STATES, INC.
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY
June 30, 2007 and December 31, 2006
(Unaudited)

	2007	2006
	(In Thousands)

CURRENT LIABILITIES
Accounts payable:
Associated companies	$131,860	$79,584
Other	181,794	200,746
Customer deposits	72,818	68,844
Taxes accrued	14,868	27,781
Interest accrued	34,541	34,483
Deferred fuel costs	51,520	26,262
Obligations under capital leases	24,769	24,769
Pension and other postretirement liabilities	7,809	7,662
System agreement cost equalization	102,900	-
Other	63,959	31,933
TOTAL	686,838	502,064

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,852,073	1,803,461
Accumulated deferred investment tax credits	124,349	127,202
Obligations under capital leases	38,986	48,653
Other regulatory liabilities	64,663	53,648
Decommissioning and asset retirement cost liabilities	199,295	191,036
Transition to competition	79,098	79,098
Accumulated provisions	22,508	21,245
Pension and other postretirement liabilities	126,990	141,834
Long-term debt	2,688,414	2,358,327
Preferred stock with sinking fund	8,250	10,500
Other	209,381	196,731
TOTAL	5,414,007	5,031,735

Commitments and Contingencies

SHAREHOLDERS' EQUITY
Preferred stock without sinking fund	47,327	47,327
Common stock, no par value, authorized 200,000,000
shares; issued and outstanding 100 shares in 2007 and 2006	114,055	114,055
Paid-in capital	1,457,486	1,457,486
Retained earnings	666,090	653,924
Accumulated other comprehensive loss	(19,245)	(19,914)
TOTAL	2,265,713	2,252,878

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$8,366,558	$7,786,677

See Notes to Financial Statements.

ENTERGY GULF STATES, INC.
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS AND COMPREHENSIVE INCOME
For the Three and Six Months Ended June 30, 2007 and 2006
(Unaudited)

	Three Months Ended
	2007		2006
	(In Thousands)
RETAINED EARNINGS
Retained Earnings - Beginning of period	$646,959		$703,129

Add: Net Income	31,960	$31,960	51,704	$51,704

Deduct:
Dividends declared on common stock	11,900		83,000
Preferred dividend requirements and other	929	929	1,009	1,009
	12,829		84,009

Retained Earnings - End of period	$666,090		$670,824

ACCUMULATED OTHER COMPREHENSIVE
LOSS (Net of Taxes):
Balance at beginning of period:
Pension and other postretirement liabilities	($19,580)		$ -
Other accumulated comprehensive income items	-		(1,354)

Pension and other postretirement liabilities (net of tax expense of $326)	335	335	-
Net unrealized investment gains	-	-	(879)	(879)

Balance at end of period:
Pension and other postretirement liabilities	(19,245)		-
Other accumulated comprehensive income items	-		(2,233)
Total	($19,245)		($2,233)
Comprehensive Income		$31,366		$49,816

	Six Months Ended
	2007		2006
	(In Thousands)
RETAINED EARNINGS
Retained Earnings - Beginning of period	$653,924		$659,102

Add: Net Income	59,557	$59,557	96,753	$96,753

Deduct:
Dividends declared on common stock	45,500		83,000
Preferred dividend requirements and other	1,891	1,891	2,031	2,031
	47,391		85,031

Retained Earnings - End of period	$666,090		$670,824

ACCUMULATED OTHER COMPREHENSIVE
LOSS (Net of Taxes):
\
Pension and other postretirement liabilities	($19,914)		$ -
Other accumulated comprehensive income items	-		(1,409)

Pension and other postretirement liabilities (net of tax expense of $652)	669	669	-
Net unrealized investment gains	-	-	(824)	(824)

Balance at end of period:
Pension and other postretirement liabilities	(19,245)		-
Other accumulated comprehensive income items	-		(2,233)
Total	($19,245)		($2,233)
Comprehensive Income		$58,335		$93,898

See Notes to Financial Statements.

ENTERGY GULF STATES, INC.
SELECTED OPERATING RESULTS
For the Three and Six Months Ended June 30, 2007 and 2006
(Unaudited)

	Three Months Ended		Increase/
Description	2007	2006	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$238	$258	($20)	(8)
Commercial	208	212	(4)	(2)
Industrial	284	284	-	-
Governmental	12	11	1	9
Total retail	742	765	(23)	(3)
Sales for resale
Associated companies	39	21	18	86
Non-associated companies	52	48	4	8
Other	32	34	(2)	(6)
Total	$865	$868	($3)	-

Billed Electric Energy
Sales (GWh):
Residential	2,210	2,352	(142)	(6)
Commercial	2,160	2,158	2	-
Industrial	3,918	3,831	87	2
Governmental	109	110	(1)	(1)
Total retail	8,397	8,451	(54)	(1)
Sales for resale
Associated companies	481	567	(86)	(15)
Non-associated companies	693	678	15	2
Total	9,571	9,696	(125)	(1)

	Six Months Ended		Increase/
Description	2007	2006	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$480	$498	($18)	(4)
Commercial	402	422	(20)	(5)
Industrial	539	601	(62)	(10)
Governmental	23	24	(1)	(4)
Total retail	1,444	1,545	(101)	(7)
Sales for resale
Associated companies	66	48	18	38
Non-associated companies	102	99	3	3
Other	48	31	17	55
Total	$1,660	$1,723	($63)	(4)

Billed Electric Energy
Sales (GWh):
Residential	4,532	4,448	84	2
Commercial	4,184	4,128	56	1
Industrial	7,502	7,510	(8)	-
Governmental	221	222	(1)	-
Total retail	16,439	16,308	131	1
Sales for resale
Associated companies	1,234	1,153	81	7
Non-associated companies	1,544	1,295	249	19
Total	19,217	18,756	461	2

ENTERGY LOUISIANA, LLC

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Hurricane Rita and Hurricane Katrina

See the Form 10-K for a discussion of the effects of Hurricanes Katrina and Rita, which caused catastrophic damage to Entergy Louisiana's service territory in August and September 2005, including the effect of extensive flooding that resulted from levee breaks in and around Entergy Louisiana's service territory, and Entergy Louisiana's efforts to recover storm restoration costs.

In February 2007, Entergy Louisiana and Entergy Gulf States filed rebuttal testimony and filed a second supplemental and amending application by which they seek authority from the LPSC to securitize their storm cost recovery and storm reserve amounts, together with certain debt retirement costs and upfront and ongoing costs of the securitized debt issued. Securitization is authorized by a law signed by the Governor of Louisiana in May 2006. The filing updates actual storm-related costs through January 2007 and estimated future costs, including carrying charges, declaring that Entergy Louisiana's costs are $561 million and Entergy Gulf States' costs are $219 million.  The filing also updates the requested storm reserve amounts, requesting $141 million for Entergy Louisiana and $87 million for Entergy Gulf States. Hearings on the quantification of the amounts eligible for securitization began in late-April 2007. At the start of the hearing, a stipulation among Entergy Gulf States, Entergy Louisiana, the LPSC staff, and most other parties in the proceeding was read into the record. The stipulation quantifies the balance of storm restoration costs for recovery as $545 million for Entergy Louisiana and $187 million for Entergy Gulf States, and sets the storm reserve amounts at $152 million for Entergy Louisiana and $87 million for Entergy Gulf States. The stipulation also calls for securitization of the storm restoration costs and storm reserves in those same amounts. Hearings on authorization of securitization of the storm costs and reserves were held in June 2007. On August 1, 2007, the LPSC voted to issue an order approving recovery of the stipulated storm cost recovery and storm reserve amounts plus certain debt retirement and upfront and ongoing costs through securitization financing.

Entergy reached an agreement with one of its excess insurers under which Entergy received $69.5 million in the second quarter 2007 in settlement of its Hurricane Katrina claim with that insurer. Entergy Louisiana was allocated $9.7 million of the proceeds. Entergy Louisiana has received a total of $24.8 million as of June 30, 2007 on its Hurricanes Katrina and Rita insurance claims, including $12.0 million in 2007. Refer to Note 8 to the financial statements in the Form 10-K for a description of Entergy's non-nuclear property insurance coverage.

Results of Operations

Net Income

Second Quarter 2007 Compared to Second Quarter 2006

Net income decreased $7.2 million primarily due to higher other operation and maintenance expenses and lower other income.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Net income remained relatively unchanged as higher net revenue was offset by higher other operation and maintenance expenses, higher depreciation and amortization expenses, lower other income, and higher interest and other charges.

Net Revenue

Second Quarter 2007 Compared to Second Quarter 2006

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits). Following is an analysis of the change in net revenue comparing the second quarter of 2007 to the second quarter of 2006.

Amount
(In Millions)

2006 net revenue	$245.0
Base revenues	28.0
Purchased power capacity	(28.2)
Other	1.6
2007 net revenue	$246.4

The base revenues variance is primarily due to increases effective September 2006 for the 2005 formula rate plan filing to recover LPSC-approved incremental deferred and ongoing capacity costs and for the interim recovery of storm costs. See Note 2 to the financial statements in the Form 10-K for a discussion of the formula rate plan filing.

The purchased power capacity variance is primarily due to higher purchased power capacity charges and the amortization of capacity charges effective September 2006 as a result of the formula rate plan filing in May 2006. A portion of the purchased power capacity costs is offset in base revenues due to a base rate increase implemented to recover incremental deferred and ongoing purchased power capacity charges, as mentioned above. See Note 2 to the financial statements in the Form 10-K for a discussion of the formula rate plan filing.

Gross operating revenues, fuel and purchased power expenses, and other regulatory charges (credits)

Gross operating revenues increased primarily due to an increase of $67.2 million in fuel cost recovery revenues due to higher fuel rates and an increase of $28.0 million in base revenues, as discussed above.

Fuel and purchased power expenses increased primarily due to increases in the average market prices of natural gas and purchased power and an increase in the recovery from customers of deferred fuel costs.

Other regulatory credits decreased primarily due to the deferral of capacity charges in 2006 in addition to the amortization of these capacity charges in 2007 as a result of the May 2006 formula rate plan filing (for the 2005 test year) with the LPSC to recover such costs through base rates effective September 2006.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits). Following is an analysis of the change in net revenue comparing the six months ended June 30, 2007 to the six months ended June 30, 2006.
Amount
(In Millions)

2006 net revenue	$432.5
Base revenues	55.2
Volume/weather	26.7
Purchased power capacity	(58.6)
Other	5.0
2007 net revenue	$460.8

The base revenues variance is primarily due to increases effective September 2006 for the 2005 formula rate plan filing to recover LPSC-approved incremental deferred and ongoing capacity costs and for the interim recovery of storm costs. See Note 2 to the financial statements in the Form 10-K for a discussion of the formula rate plan filing.

The volume/weather variance is due to increased electricity usage in all sectors, including electricity sales during the unbilled service period. Billed retail electricity usage increased a total of 570 GWh in all sectors. See Note 1 to the financial statements in the Form 10-K for a discussion of the accounting for unbilled revenues.

The purchased power capacity variance is primarily due to higher purchased power capacity charges and the amortization of capacity charges effective September 2006 as a result of the formula rate plan filing in May 2006. A portion of the purchased power capacity costs is offset in base revenues due to a base rate increase implemented to recover incremental deferred and ongoing purchased power capacity charges, as mentioned above. See Note 2 to the financial statements in the Form 10-K for a discussion of the formula rate plan filing.

Gross operating revenues, fuel and purchased power expenses, and other regulatory charges (credits)

Gross operating revenues increased primarily due to:

  an increase of $108.9 million in fuel cost recovery revenues due to higher fuel rates and usage;
  an increase of $55.2 million in base revenues, as discussed above; and
  an increase of $26.7 million related to volume/weather, as discussed above.

The increase was partially offset by a decrease of $26.8 million in gross wholesale revenue due to decreased sales to affiliated systems.

Fuel and purchased power expenses increased primarily due to an increase in the average market price of purchased power, an increase in net area demand, and an increase in the recovery from customers of deferred fuel costs.

Other regulatory credits decreased primarily due to the deferral of capacity charges in 2006 in addition to the amortization of these capacity charges in 2007 as a result of the May 2006 formula rate plan filing (for the 2005 test year) with the LPSC to recover such costs through base rates effective September 2006.

Other Income Statement Variances

Second Quarter 2007 Compared to Second Quarter 2006

Other operation and maintenance expenses increased primarily due to:

  an increase of $1.6 million in distribution labor and contract costs due to the return to normal operations work in 2007 versus storm restoration activities in 2006 as a result of the hurricanes;
  an increase of $1.3 million due to the amortization in 2006 of proceeds received from the radwaste settlement which is discussed in "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYIS - Significant Factors and Known Trends - Central States Compact Claim" in the Form 10-K;
  an increase of $1.1 million in payroll and benefits costs; and
  an increase of $1.0 million in vegetation maintenance expenses.

The increase was partially offset by a decrease of $1.0 million in customer service costs, including a decrease in customer write-offs.

Other income decreased primarily due to a decrease in interest earned on deferred capacity charges as a result of the recovery of deferred capacity charges.  Also contributing to the decrease was a decrease in the allowance for equity funds used during construction due to more construction work in progress in 2006 as a result of Hurricanes Katrina and Rita.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Other operation and maintenance expenses increased primarily due to:

  an increase of $3.3 million in transmission spending due to additional costs related to the Independent Coordinator of Transmission and additional costs related to substation maintenance;
  an increase of $3.4 million in distribution labor, contract costs, and maintenance due to the return to normal operations work in 2007 versus storm restoration activities in 2006 as a result of the hurricanes;
  an increase of $2.9 million due to higher insurance premiums as a result of amending coverage in June 2006 and the timing of premium payments in 2007 compared to 2006;
  an increase of $2.7 million due to the amortization in 2006 of proceeds received from the radwaste settlement which is discussed in "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYIS - Significant Factors and Known Trends - Central States Compact Claim" in the Form 10-K; and
  an increase of $1.5 million in vegetation maintenance expenses.

The increase was partially offset by a decrease of $2.9 million in customer service costs, including a decrease in customer write-offs.

Depreciation and amortization expenses increased primarily due to a revision made in the first quarter of 2006 of estimated depreciable lives involving certain intangible assets and an increase in plant in service.

Other income decreased primarily due to:

  a decrease in interest earned on deferred capacity charges as a result of the recovery of deferred capacity charges;
  a decrease related to proceeds received in 2006 from the radwaste settlement discussed in "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYIS - Significant Factors and Known Trends - Central States Compact Claim" in the Form 10-K; and
  a decrease in the allowance for equity funds used during construction due to more construction work in progress in 2006 as a result of Hurricanes Katrina and Rita.

Interest and other charges increased primarily due to a higher allowance for borrowed funds used during construction in 2006 as a result of Hurricanes Katrina and Rita.

Income Taxes

The effective income tax rate was 39.7% for the second quarter of 2007 and 38% for the six months ended June 30, 2007. The difference in the effective income tax rate for the second quarter of 2007 and the six months ended June 30, 2007 versus the federal statutory rate of 35.0% is primarily due to book and tax differences related to utility plant items and state income taxes, partially offset by book and tax differences related to the allowance for equity funds used during construction and the amortization of investment tax credits and excess deferred income taxes.

The effective income tax rate was 38.4% for the second quarter of 2006 and 38.9% for the six months ended June 30, 2006. The difference in the effective income tax rate for the second quarter of 2006 and the six months ended June 30, 2006 versus the federal statutory rate of 35.0% is primarily due to book and tax differences related to utility plant items and state income taxes, partially offset by book and tax differences related to the allowance for equity funds used during construction and the amortization of investment tax credits.

Liquidity and Capital Resources

Cash Flow

Cash flows for the six months ended June 30, 2007 and 2006 were as follows:
	2007	2006
	(In Thousands)

Cash and cash equivalents at beginning of period	$2,743	$105,285

Cash flow provided by (used in):
Operating activities	141,156	231,532
Investing activities	(130,609)	(287,995)
Financing activities	(10,548)	(45,983)
Net decrease in cash and cash equivalents	(1)	(102,446)

Cash and cash equivalents at end of period	$2,742	$2,839

Operating Activities

Cash flow from operations decreased $90.4 million for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 primarily due to timing of collections of receivables from customers and payments to vendors, including the catch-up in receivable collections in 2006 due to delays caused by the hurricanes in 2005, and income tax payments of $29.7 million in 2007, partially offset by increased recovery of deferred fuel costs.

Investing Activities

The decrease of $157.4 million in net cash used by investing activities for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 is primarily due to:

  higher distribution and transmission construction expenditures in 2006 due to Hurricanes Katrina and Rita, partially offset by higher spending on nuclear projects in 2007;
  a decrease in 2006 of capacity costs that were deferred and expected to be recovered over a period greater than twelve months; and
  insurance proceeds received in 2007 relating to Hurricanes Katrina and Rita.

Financing Activities

The decrease of $35.4 million in net cash used for financing activities for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 is primarily due to the payment of $40 million on a credit facility in 2006, money pool activity, and the retirement of $25 million of long-term debt in 2006.

Capital Structure

Entergy Louisiana's capitalization is balanced between equity and debt, as shown in the following table.

	June 30, 2007	December 31, 2006

Net debt to net capital	45.1%	46.4%
Effect of subtracting cash from debt	0.1%	-
Debt to capital	45.2%	46.4%

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

In April 2007, Entergy Louisiana announced that it plans to pursue the self-build solid fuel repowering of a 538 MW unit at its Little Gypsy plant.  Petroleum coke will be the unit's primary fuel source.  In July 2007 Entergy Louisiana filed with the LPSC for approval of the repowering project, and stated that it expects to spend $1.55 billion on the project. In addition to seeking a finding that the project is in the public interest, the filing with the LPSC asks that Entergy Louisiana be allowed to recover a portion of the project's financing costs during the construction period. Entergy Louisiana expects the project to be completed in 2011-2012. The planned capital investment estimate in the Form 10-K included capital required for a project of this type, although Entergy Louisiana now expects to spend approximately $100 million more through 2009 than the amounts included in the Form 10-K for the project.

Entergy Louisiana's payables to the money pool were as follows:
June 30, 2007	December 31, 2006	June 30, 2006	December 31, 2005
(In Thousands)

($46,968)	($54,041)	($90,879)	($68,677)

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

On August 2, 2007, Entergy Louisiana entered into a five-year, $200 million credit facility. See Part II, Item 5 herein for additional information on the new credit facility, under which there were no borrowings or letters of credit outstanding as of August 8, 2007.

Significant Factors and Known Trends

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends" in the Form 10-K for a discussion of state and local rate regulation, federal regulation, the Energy Policy Act of 2005, utility restructuring, nuclear matters, environmental risks, and litigation risks. Following are updates to the information provided in the Form 10-K.

State and Local Rate Regulation

In May 2007, Entergy Louisiana made its formula rate plan filing with the LPSC for the 2006 test year, indicating a 7.6% return on equity. If the LPSC approves Entergy Louisiana's request for recovery of $39.8 million in unrecovered fixed costs associated with the loss of customers that resulted from Hurricanes Katrina and Rita, the ROE would increase to 9.4%, which is within the band of no change adjacent to the lower end of the sharing bandwidth. Other adjustments included in the filing that result ultimately in a formula rate plan decrease of $6.9 million annually include: 1) cessation of interim Hurricanes Katrina and Rita cost recovery, in anticipation of securitized storm cost recovery; 2) reduction of the storm cost accrual, in anticipation of a securitized storm reserve; and 3) reduced capacity costs in the 2006 test year compared to the 2005 test year.

Federal Regulation

See "System Agreement Proceedings", "Independent Coordinator of Transmission", and "Available Flowgate Capacity Proceeding" in the "Significant Factors and Known Trends" section of Entergy Corporation and Subsidiaries Management's Financial Discussion and Analysis for updates to the discussion in the Form 10-K.

Critical Accounting Estimates

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy Louisiana's accounting for nuclear decommissioning costs, unbilled revenue, and qualified pension and other postretirement benefits.

New Accounting Pronouncements

See "New Accounting Pronouncements" section of Entergy Corporation and Subsidiaries Management's Financial Discussion and Analysis for a discussion of new accounting pronouncements.

ENTERGY LOUISIANA, LLC
INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2007 and 2006
(Unaudited)

	Three Months Ended		Six Months Ended
	2007	2006	2007	2006
	(In Thousands)		(In Thousands)

OPERATING REVENUES
Electric	$656,299	$550,580	$1,273,778	$1,102,637

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	172,762	105,470	366,718	309,474
Purchased power	226,165	212,053	423,928	388,667
Nuclear refueling outage expenses	4,418	4,263	8,615	8,497
Other operation and maintenance	104,694	98,462	196,161	182,564
Decommissioning	4,591	4,271	9,099	8,467
Taxes other than income taxes	14,962	15,173	28,776	31,179
Depreciation and amortization	49,214	47,417	98,192	89,502
Other regulatory charges (credits) - net	10,949	(11,906)	22,292	(28,044)
TOTAL	587,755	475,203	1,153,781	990,306

OPERATING INCOME	68,544	75,377	119,997	112,331

OTHER INCOME
Allowance for equity funds used during construction	2,309	3,590	6,257	9,177
Interest and dividend income	1,861	3,810	5,455	9,252
Miscellaneous - net	(456)	(620)	(1,688)	(1,418)
TOTAL	3,714	6,780	10,024	17,011

INTEREST AND OTHER CHARGES
Interest on long-term debt	20,350	20,625	40,583	41,003
Other interest - net	2,359	2,623	5,719	4,331
Allowance for borrowed funds used during construction	(1,554)	(2,662)	(4,300)	(6,513)
TOTAL	21,155	20,586	42,002	38,821

INCOME BEFORE INCOME TAXES	51,103	61,571	88,019	90,521

Income taxes	20,305	23,617	33,453	35,171

NET INCOME	30,798	37,954	54,566	55,350

Preferred dividend requirements and other	1,737	1,737	3,475	3,475

EARNINGS APPLICABLE TO
COMMON EQUITY	$29,061	$36,217	$51,091	$51,875

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY LOUISIANA, LLC
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2007 and 2006
(Unaudited)

	2007	2006
	(In Thousands)

OPERATING ACTIVITIES
Net income	$54,566	$55,350
Adjustments to reconcile net income to net cash flow provided by operating activities:
Reserve for regulatory adjustments	(179)	1,369
Other regulatory charges (credits) - net	22,292	(28,044)
Depreciation, amortization, and decommissioning	107,291	97,969
Deferred income taxes, investment tax credits, and non-current taxes accrued	5,252	(126,577)
Changes in working capital:
Receivables	(108,934)	142,012
Accounts payable	(51,003)	(24,674)
Taxes accrued	48,577	47,037
Interest accrued	(23)	(4,294)
Deferred fuel costs	24,968	(75,432)
Other working capital accounts	62,853	151,929
Provision for estimated losses and reserves	(3,299)	5,164
Changes in other regulatory assets	2,466	(2,634)
Other	(23,671)	(7,643)
Net cash flow provided by operating activities	141,156	231,532

INVESTING ACTIVITIES
Construction expenditures	(153,715)	(273,527)
Allowance for equity funds used during construction	6,257	9,177
Insurance proceeds	10,065	-
Nuclear fuel purchases	(3,103)	-
Proceeds from the sale/leaseback of nuclear fuel	14,279	-
Proceeds from nuclear decommissioning trust fund sales	6,423	11,739
Investment in nuclear decommissioning trust funds	(10,815)	(16,415)
Other regulatory investments	-	(18,969)
Net cash flow used in investing activities	(130,609)	(287,995)

FINANCING ACTIVITIES
Additional equity from parent	1,119	-
Retirement of long-term debt	-	(25,000)
Change in money pool payable - net	(7,073)	22,202
Changes in short-term borrowings	-	(40,000)
Distributions paid:
Preferred membership interests	(4,594)	(3,185)
Net cash flow used in financing activities	(10,548)	(45,983)

Net decrease in cash and cash equivalents	(1)	(102,446)

Cash and cash equivalents at beginning of period	2,743	105,285

Cash and cash equivalents at end of period	$2,742	$2,839

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$44,328	$47,609
Income taxes	$29,736	$0

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC
BALANCE SHEETS
ASSETS
June 30, 2007 and December 31, 2006
(Unaudited)

	2007	2006
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents	$2,742	$2,743
Accounts receivable:
Customer	105,959	97,207
Allowance for doubtful accounts	(2,160)	(1,856)
Associated companies	110,514	28,621
Other	20,665	22,652
Accrued unbilled revenues	85,484	69,628
Total accounts receivable	320,462	216,252
Deferred fuel costs	21,342	46,310
Materials and supplies - at average cost	105,742	98,284
Deferred nuclear refueling outage costs	15,975	23,639
Prepayments and other	17,034	5,769
TOTAL	483,297	392,997

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	219,497	208,926
Non-utility property - at cost (less accumulated depreciation)	1,579	1,670
Note receivable - Entergy New Orleans	9,353	-
Other	4	4
TOTAL	230,433	210,600

UTILITY PLANT
Electric	6,801,677	6,693,633
Property under capital lease	252,972	252,972
Construction work in progress	213,670	190,454
Nuclear fuel under capital lease	64,525	82,464
TOTAL UTILITY PLANT	7,332,844	7,219,523
Less - accumulated depreciation and amortization	3,046,904	2,959,422
UTILITY PLANT - NET	4,285,940	4,260,101

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
SFAS 109 regulatory asset - net	159,006	157,789
Other regulatory assets	486,595	539,309
Deferred fuel costs	67,998	67,998
Long-term receivables	5,986	5,986
Other	25,120	20,062
TOTAL	744,705	791,144

TOTAL ASSETS	$5,744,375	$5,654,842

See Notes to Financial Statements.

92

ENTERGY LOUISIANA, LLC
BALANCE SHEETS
LIABILITIES AND MEMBERS' EQUITY
June 30, 2007 and December 31, 2006
(Unaudited)

	2007	2006
	(In Thousands)

CURRENT LIABILITIES
Accounts payable:
Associated companies	$120,695	$160,555
Other	161,983	203,076
Customer deposits	75,831	72,579
Taxes accrued	54,814	6,237
Accumulated deferred income taxes	22,538	32,026
Interest accrued	30,466	30,489
Obligations under capital leases	39,067	39,067
Pension and other postretirement liabilities	8,460	8,276
System agreement cost equalization	78,000	-
Other	21,603	30,425
TOTAL	613,457	582,730

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,819,369	1,827,900
Accumulated deferred investment tax credits	87,643	89,242
Obligations under capital leases	25,457	43,397
Other regulatory liabilities	70,636	50,210
Decommissioning	247,635	238,536
Accumulated provisions	20,499	23,798
Pension and other postretirement liabilities	150,931	146,646
Long-term debt	1,147,654	1,147,647
Other	89,554	86,428
TOTAL	3,659,378	3,653,804

Commitments and Contingencies

MEMBERS' EQUITY
Preferred membership interests without sinking fund	100,000	100,000
Members' equity	1,396,213	1,344,003
Accumulated other comprehensive loss	(24,673)	(25,695)
TOTAL	1,471,540	1,418,308

TOTAL LIABILITIES AND MEMBERS' EQUITY	$5,744,375	$5,654,842

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC
STATEMENTS OF MEMBERS' EQUITY AND COMPREHENSIVE INCOME
For the Three and Six Months Ended June 30, 2007 and 2006
(Unaudited)

	Three Months Ended
	2007		2006
	(In Thousands)
MEMBERS' EQUITY
Members' Equity - Beginning of period	$1,367,152		$1,186,436

Add:
Net income	30,798	$30,798	37,954	$37,954

Deduct:
Distributions declared:
Preferred membership interests	1,737	1,737	1,737	1,737
Other	-		50
	1,737		1,787

Members' Equity - End of period	$1,396,213		$1,222,603

ACCUMULATED OTHER COMPREHENSIVE
INCOME (Net of Taxes):
Balance at beginning of period:
Pension and other postretirement liabilities	($25,184)		$-

Pension and other postretirement liabilities (net of tax expense of $466)	511	511	-	-

Balance at end of period:
Pension and other postretirement liabilities	($24,673)		$-
Comprehensive Income		$29,572		$36,217

	Six Months Ended
	2007		2006
	(In Thousands)
MEMBERS' EQUITY
Members' Equity - Beginning of period	$1,344,003		$1,105,172

Add:
Net income	54,566	$54,566	55,350	$55,350
Additional equity from parent	1,119		65,703
	55,685		121,053

Deduct:
Distributions declared:
Preferred membership interests	3,475	3,475	3,475	3,475
Other	-		147
	3,475		3,622

Members' Equity - End of period	$1,396,213		$1,222,603

ACCUMULATED OTHER COMPREHENSIVE
INCOME (Net of Taxes):
Balance at beginning of period:
Pension and other postretirement liabilities	($25,695)		$-

Pension and other postretirement liabilities (net of tax expense of $932)	1,022	1,022	-	-

Balance at end of period:
Pension and other postretirement liabilities	($24,673)		$-
Comprehensive Income		$52,113		$51,875

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC
SELECTED OPERATING RESULTS
For the Three and Six Months Ended June 30, 2007 and 2006
(Unaudited)

	Three Months Ended		Increase/
Description	2007	2006	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$185	$163	$22	14
Commercial	137	116	21	18
Industrial	217	177	40	23
Governmental	11	9	2	22
Total retail	550	465	85	18
Sales for resale
Associated companies	70	53	17	32
Non-associated companies	2	3	(1)	(33)
Other	34	30	4	17
Total	$656	$551	$105	19

Billed Electric Energy
Sales (GWh):
Residential	1,854	1,947	(93)	(5)
Commercial	1,375	1,382	(7)	(1)
Industrial	3,268	3,175	93	3
Governmental	109	105	4	4
Total retail	6,606	6,609	(3)	-
Sales for resale
Associated companies	610	571	39	7
Non-associated companies	26	25	1	4
Total	7,242	7,205	37	1

	Six Months Ended		Increase/
Description	2007	2006	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$381	$324	$57	18
Commercial	273	235	38	16
Industrial	442	370	72	19
Governmental	22	19	3	16
Total retail	1,118	948	170	18
Sales for resale
Associated companies	107	133	(26)	(20)
Non-associated companies	4	5	(1)	(20)
Other	45	17	28	165
Total	$1,274	$1,103	$171	16

Billed Electric Energy
Sales (GWh):
Residential	3,807	3,718	89	2
Commercial	2,674	2,628	46	2
Industrial	6,496	6,069	427	7
Governmental	224	216	8	4
Total retail (1)	13,201	12,631	570	5
Sales for resale
Associated companies	952	1,295	(343)	(26)
Non-associated companies	58	39	19	49
Total	14,211	13,965	246	2

(1) 2006 billed electric energy sales includes 96 GWh of billings related to 2005 deliveries that were billed in 2006 because of billing delays following Hurricane Katrina, which results in an increase of 666 GWh in 2007, or 5.3%.

ENTERGY MISSISSIPPI, INC.

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Second Quarter 2007 Compared to Second Quarter 2006

Net income remained relatively unchanged, decreasing $0.4 million.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Net income increased slightly by $1.7 million primarily due to higher net revenue, higher other income, and lower interest expense, significantly offset by higher other operation and maintenance expenses and higher depreciation and amortization expenses.

Net Revenue

Second Quarter 2007 Compared to Second Quarter 2006

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits). Following is an analysis of the change in net revenue comparing the second quarter of 2007 to the second quarter of 2006.

Amount
(In Millions)

2006 net revenue	$124.8
Price applied to unbilled electric sales	3.2
Attala costs	(3.2)
Other	1.2
2007 net revenue	$126.0

The price applied to unbilled electric sales variance is due to the exclusion in 2007 of the power management rider component in the unbilled calculation in addition to the effect of the decrease in the power management rider included in the unbilled calculation in 2006.

The Attala costs variance is primarily due to a decline for the quarter in the Attala costs that are recovered through the power management rider. The net income effect of this cost deferral is partially offset by Attala costs in other operation and maintenance expenses, depreciation expense, and taxes other than income taxes.

Gross operating revenues, fuel and purchased power expenses, and other regulatory charges (credits)

Gross operating revenues decreased primarily due to a decrease of $96.1 million in fuel cost recovery revenues due to lower fuel rates, partially offset by higher power management rider revenue of $34 million and an increase of $20.6 million in gross wholesale revenue primarily as a result of increased sales to affiliated systems.

Fuel and purchased power expenses decreased primarily due to a decrease in deferred fuel expense due to a decrease in fuel rates, partially offset by an increase in the market price of natural gas.

Other regulatory charges increased primarily due to the refunding in 2006, through the power management recovery rider, of gains recorded on gas hedging contracts in addition to the over-recovery in 2007, through the Grand Gulf rider, of Grand Gulf capacity charges. The increase was partially offset by the decreased recovery of Attala costs, as discussed above. There is no material effect on net income due to quarterly adjustments to the power management recovery rider.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits). Following is an analysis of the change in net revenue comparing the six months ended June 30, 2007 to the six months ended June 30, 2006.

Amount
(In Millions)

2006 net revenue	$215.1
Volume/weather	5.9
Price applied to unbilled electric sales	4.1
Attala costs	(9.8)
Other	4.7
2007 net revenue	$220.0

The volume/weather variance is primarily due to increased usage primarily during the unbilled sales period. See Note 1 to the financial statements in the Form 10-K for a discussion of the accounting for unbilled revenues.

The price applied to unbilled electric sales variance is due to the exclusion in 2007 of the power management rider component in the unbilled calculation in addition to the effect of the decrease in the power management rider included in the unbilled calculation in 2006.

The Attala costs variance is primarily due to a decline for the year-to-date period in the Attala costs that are recovered through the power management rider. The net income effect of this cost deferral is partially offset by Attala costs in other operation and maintenance expenses, depreciation expense, and taxes other than income taxes.

Gross operating revenues, fuel and purchased power expenses, and other regulatory charges (credits)

Gross operating revenues decreased primarily due to a decrease of $243.4 million in fuel cost recovery revenues due to lower fuel rates, partially offset by higher power management rider revenue of $66 million and an increase of $24.1 million in gross wholesale revenue primarily as a result of increased sales to affiliated systems.

Fuel and purchased power expenses decreased primarily due to a decrease in deferred fuel expense due to a decrease in fuel rates.

Other regulatory charges increased primarily due to the refunding in 2006, through the power management recovery rider, of gains recorded on gas hedging contracts in addition to the over-recovery in 2007, through the Grand Gulf rider, of Grand Gulf capacity charges. The increase was partially offset by the decreased recovery of Attala costs, as discussed above. There is no material effect on net income due to quarterly adjustments to the power management recovery rider.

Other Income Statement Variances

Second Quarter 2007 Compared to Second Quarter 2006

Taxes other than income taxes increased primarily due to higher assessed values and higher millage rates for ad valorem tax purposes.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Other operation and maintenance expenses increased primarily due to:

  an increase of $3.0 million in the timing of vegetation maintenance contract work;
  an increase of $2.5 million in fossil plant maintenance costs due to differing outage schedules and scopes from 2006 to 2007;
  an increase of $1.5 million in insurance costs as a result of higher premiums due to amending coverage in mid-2006 and timing differences in premium payments in 2007 compared to 2006; and
  an increase of $1.5 million in costs associated with the operation of the Attala plant which was purchased in late-January 2006.

The increase was partially offset by a decrease of $3.7 million in loss reserves for storm damage in 2007 and a decrease of $3.0 million due to the reclassification in 2006 of storm charges from a regulatory asset in accordance with a Joint Stipulation with the MPSC.

Depreciation and amortization expenses increased primarily due to an increase in plant in service. The increase is also due to a revision made in the first quarter of 2006 of estimated depreciable lives involving certain intangible assets.

Other income increased primarily due to the gain recorded on the sale of non-utility property and higher interest earned on money pool investments.

Interest expense decreased primarily due to a decrease in long-term debt outstanding as a result of the redemption of $100 million of first mortgage bonds in January 2007.

Income Taxes

The effective income tax rate was 29.1% for the second quarter of 2007 and 30.6% for the six months ended June 30, 2007. The difference in the effective income tax rates for the second quarter of 2007 and the six months ended June 30, 2007 versus the federal statutory rate of 35% is primarily due to the amortization of investment tax credits and excess deferred income taxes and a federal tax reserve adjustment, partially offset by state income taxes and book and tax differences related to utility plant items. The decrease for the six months ended June 30, 2007 is also due to book and tax differences related to the allowance for equity funds used during construction.

The effective income tax rate was 35.1% for the second quarter of 2006 and 31.7% for the six months ended June 30, 2006. The difference in the effective tax rate for the six months ended June 30, 2006 versus the federal statutory rate of 35.0% is primarily due to book and tax differences related to the allowance for equity funds used during construction, the amortization of investment tax credits, and book and tax differences related to utility plant items.

Hurricane Katrina Storm Cost Recovery

In October 2006 the MPSC issued a financing order authorizing the issuance of state bonds to finance $8 million of Entergy Mississippi's certified Hurricane Katrina restoration costs and $40 million for an increase in Entergy Mississippi's storm damage reserve. $30 million of the storm damage reserve will be set aside in a restricted account. A Mississippi state entity issued the bonds in May 2007, and Entergy Mississippi received proceeds of $48 million. Entergy Mississippi will not report the bonds in its balance sheet because the bonds are the obligation of the state entity, and there is no recourse against Entergy Mississippi in the event of a bond default. To service the bonds, Entergy Mississippi will collect a system restoration charge on behalf of the state, and will remit the collections to the state. By analogy to and in accordance with Entergy's accounting policy for collection of sales taxes, Entergy Mississippi will not report the collections as revenue because it is merely acting as the billing and collection agent for the state.

Liquidity and Capital Resources

Cash Flow

Cash flows for the six months ended June 30, 2007 and 2006 were as follows:
	2007	2006
	(In Thousands)

Cash and cash equivalents at beginning of period	$73,417	$4,523

Cash flow provided by (used in):
Operating activities	64,936	221,502
Investing activities	16,619	(200,314)
Financing activities	(107,814)	12,293
Net increase (decrease) in cash and cash equivalents	(26,259)	33,481

Cash and cash equivalents at end of period	$47,158	$38,004

Operating Activities

Cash flow from operations decreased $156.6 million for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 primarily due to decreased recovery of deferred fuel costs and an income tax refund received in 2006, partially offset by the timing of payments to vendors and securitization proceeds of $48 million.

Investing Activities

Investing activities provided $16.6 million in cash flow for the six months ended June 30, 2007 compared to using $200.3 million for the six months ended June 30, 2006 primarily due to:

  the receipt of proceeds in 2007 from funds held in trust in 2006 that were used for the redemption in January 2007, prior to maturity, of its $100 million, 4.35% Series First Mortgage Bonds;
  the purchase of the Attala plant for $88 million in January 2006;
  the transfer of $30 million to a storm damage reserve escrow account; and
  money pool activity.

Financing Activities

Entergy Mississippi's financing activities used $107.8 million for the six months ended June 30, 2007 compared to providing $12.3 million for the six months ended June 30, 2006 primarily due to the redemption, prior to maturity, of $100 million of first mortgage bonds in January 2007, and the issuance of $100 million of long-term debt in 2006, partially offset by money pool activity.

Capital Structure

Entergy Mississippi's capitalization is balanced between equity and debt, as shown in the following table. The decrease in the debt to capital percentage as of June 30, 2007 is primarily due to the redemption of $100 million of First Mortgage Bonds in January 2007.

	June 30, 2007	December 31, 2006

Net debt to net capital	48.6%	51.9%
Effect of subtracting cash from debt	1.8%	2.4%
Debt to capital	50.4%	54.3%

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

Entergy Mississippi's receivables from or (payables to) the money pool were as follows:

June 30, 2007	December 31, 2006	June 30, 2006	December 31, 2005
(In Thousands)

$19,057	$39,573	$30,499	($84,066)

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

As discussed in the Form 10-K, Entergy Mississippi has two separate credit facilities in the aggregate amount of $50 million and renewed both facilities through May 2008. Borrowings under the credit facilities may be secured by a security interest in Entergy Mississippi's accounts receivable. No borrowings were outstanding under either facility as of June 30, 2007.

In January 2007, Entergy Mississippi redeemed, prior to maturity, its $100 million, 4.35% Series First Mortgage Bonds due April 2008.

Significant Factors and Known Trends

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends" in the Form 10-K for a discussion of state and local rate regulation, federal regulation, the Energy Policy Act of 2005, and utility restructuring. The following is an update to the information provided in the Form 10-K.

State and Local Rate Regulation

In March 2007, Entergy Mississippi made its annual scheduled formula rate plan filing for the 2006 test year with the MPSC.  The filing showed that an increase of $12.9 million in annual electric revenues is warranted.  In June 2007 the MPSC approved a joint stipulation between Entergy Mississippi and the Mississippi Public Utilities Staff that provides for a $10.5 million rate increase, which was effective beginning with July 2007 billings.

Federal Regulation

See "System Agreement Proceedings", "Independent Coordinator of Transmission", and "Available Flowgate Capacity Proceeding" in the "Significant Factors and Known Trends" section of Entergy Corporation and Subsidiaries Management's Financial Discussion and Analysis for updates to the discussion in the Form 10-K.

Critical Accounting Estimates

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy Mississippi's accounting for unbilled revenue and qualified pension and other postretirement benefits.

New Accounting Pronouncements

See "New Accounting Pronouncements" section of Entergy Corporation and Subsidiaries Management's Financial Discussion and Analysis for a discussion of new accounting pronouncements.

ENTERGY MISSISSIPPI, INC.
INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2007 and 2006
(Unaudited)

	Three Months Ended		Six Months Ended
	2007	2006	2007	2006
	(In Thousands)		(In Thousands)

OPERATING REVENUES
Electric	$345,916	$387,849	$616,441	$761,083

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	101,101	184,001	172,075	363,158
Purchased power	109,286	115,334	205,121	239,760
Other operation and maintenance	52,593	50,047	97,708	91,012
Taxes other than income taxes	16,875	14,707	31,890	32,223
Depreciation and amortization	19,942	19,074	40,211	36,070
Other regulatory charges (credits) - net	9,489	(36,266)	19,284	(56,908)
TOTAL	309,286	346,897	566,289	705,315

OPERATING INCOME	36,630	40,952	50,152	55,768

OTHER INCOME
Allowance for equity funds used during construction	717	873	2,393	2,114
Interest and dividend income	1,193	726	2,641	955
Miscellaneous - net	(60)	(470)	2,192	(1,032)
TOTAL	1,850	1,129	7,226	2,037

INTEREST AND OTHER CHARGES
Interest on long-term debt	10,437	11,492	20,819	22,607
Other interest - net	1,247	757	2,482	2,869
Allowance for borrowed funds used during construction	(461)	(583)	(1,580)	(1,397)
TOTAL	11,223	11,666	21,721	24,079

INCOME BEFORE INCOME TAXES	27,257	30,415	35,657	33,726

Income taxes	7,926	10,668	10,917	10,682

NET INCOME	19,331	19,747	24,740	23,044

Preferred dividend requirements and other	707	707	1,414	1,414

EARNINGS APPLICABLE TO
COMMON STOCK	$18,624	$19,040	$23,326	$21,630

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2007 and 2006
(Unaudited)

	2007	2006
	(In Thousands)

OPERATING ACTIVITIES
Net income	$24,740	$23,044
Adjustments to reconcile net income to net cash flow provided by operating activities:
Other regulatory charges (credits) - net	19,284	(56,908)
Depreciation and amortization	40,211	36,070
Deferred income taxes, investment tax credits, and non-current taxes accrued	(9,601)	46,752
Changes in working capital:
Receivables	(51,782)	(6,727)
Fuel inventory	(796)	(5,295)
Accounts payable	25,687	(23,111)
Taxes accrued	3,390	(2,960)
Interest accrued	1,166	(377)
Deferred fuel costs	(49,507)	207,786
Other working capital accounts	25,726	70,785
Provision for estimated losses and reserves	39,016	(31)
Changes in other regulatory assets	19,764	(36,761)
Other	(22,362)	(30,765)
Net cash flow provided by operating activities	64,936	221,502

INVESTING ACTIVITIES
Construction expenditures	(72,305)	(82,229)
Payment for purchase of plant	-	(88,199)
Allowance for equity funds used during construction	2,393	2,114
Changes in other temporary investments - net	100,000	(1,501)
Change in money pool receivable - net	13,915	(30,499)
Proceeds from sale of assets	2,616	-
Payment to storm reserve escrow account	(30,000)	-
Net cash flow provided by (used in) investing activities	16,619	(200,314)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	-	99,173
Retirement of long-term debt	(100,000)	-
Change in money pool payable - net	-	(84,066)
Dividends paid:
Common stock	(6,400)	(1,400)
Preferred stock	(1,414)	(1,414)
Net cash flow provided by (used in) financing activities	(107,814)	12,293

Net increase (decrease) in cash and cash equivalents	(26,259)	33,481

Cash and cash equivalents at beginning of period	73,417	4,523

Cash and cash equivalents at end of period	$47,158	$38,004

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period for:
Interest - net of amount capitalized	$21,050	$24,777
Income taxes	$7,160	($52,278)

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
BALANCE SHEETS
ASSETS
June 30, 2007 and December 31, 2006
(Unaudited)

	2007	2006
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$3,016	$2,128
Temporary cash investment - at cost,
which approximates market	44,142	71,289
Total cash and cash equivalents	47,158	73,417
Accounts receivable:
Customer	67,302	61,216
Allowance for doubtful accounts	(732)	(616)
Associated companies	59,354	45,040
Other	8,548	9,032
Accrued unbilled revenues	43,007	32,550
Total accounts receivable	177,479	147,222
Accumulated deferred income taxes	4,777	-
Fuel inventory - at average cost	8,441	7,645
Materials and supplies - at average cost	30,655	28,607
Other special deposits	-	100,000
Prepayments and other	10,877	7,398
TOTAL	279,387	364,289

OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity	5,531	5,531
Non-utility property - at cost (less accumulated depreciation)	5,209	6,061
Storm reserve escrow account	30,000	-
Note receivable - Entergy New Orleans	7,610	-
TOTAL	48,350	11,592

UTILITY PLANT
Electric	2,776,370	2,692,971
Property under capital lease	-	17
Construction work in progress	59,204	79,950
TOTAL UTILITY PLANT	2,835,574	2,772,938
Less - accumulated depreciation and amortization	975,949	945,548
UTILITY PLANT - NET	1,859,625	1,827,390

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
SFAS 109 regulatory asset - net	29,528	26,378
Other regulatory assets	154,985	186,986
Long-term receivables	2,288	2,288
Other	24,033	21,968
TOTAL	210,834	237,620

TOTAL ASSETS	$2,398,196	$2,440,891

See Notes to Financial Statements.

104

ENTERGY MISSISSIPPI, INC.
BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY
June 30, 2007 and December 31, 2006
(Unaudited)

	2007	2006
	(In Thousands)

CURRENT LIABILITIES
Accounts payable:
Associated companies	$53,542	$59,696
Other	68,052	38,097
Customer deposits	54,260	51,568
Taxes accrued	49,077	45,687
Accumulated deferred income taxes	-	3,963
Interest accrued	14,229	13,063
Deferred fuel costs	45,729	95,236
System agreement cost equalization	34,800	-
Other	11,385	17,624
TOTAL	331,074	324,934

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	512,431	516,558
Accumulated deferred investment tax credits	10,397	11,047
Asset retirement cost liabilities	4,378	4,254
Accumulated provisions	49,052	10,036
Pension and other postretirement liabilities	65,060	64,604
Long-term debt	695,234	795,187
Other	45,626	46,253
TOTAL	1,382,178	1,447,939

Commitments and Contingencies

SHAREHOLDERS' EQUITY
Preferred stock without sinking fund	50,381	50,381
Common stock, no par value, authorized 15,000,000
shares; issued and outstanding 8,666,357 shares in 2007 and 2006	199,326	199,326
Capital stock expense and other	(690)	(690)
Retained earnings	435,927	419,001
TOTAL	684,944	668,018

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,398,196	$2,440,891

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
SELECTED OPERATING RESULTS
For the Three and Six Months Ended June 30, 2007 and 2006
(Unaudited)

	Three Months Ended		Increase/
Description	2007	2006	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$ 113	$ 137	($ 24)	(18)
Commercial	105	128	(23)	(18)
Industrial	48	64	(16)	(25)
Governmental	10	12	(2)	(17)
Total retail	276	341	(65)	(19)
Sales for resale
Associated companies	36	15	21	140
Non-associated companies	9	11	(2)	(18)
Other	25	21	4	19
Total	$ 346	$ 388	($ 42)	(11)

Billed Electric Energy
Sales (GWh):
Residential	1,141	1,144	(3)	-
Commercial	1,144	1,128	16	1
Industrial	695	720	(25)	(3)
Governmental	101	100	1	1
Total retail	3,081	3,092	(11)	-
Sales for resale
Associated companies	303	183	120	66
Non-associated companies	119	114	5	4
Total	3,503	3,389	114	3

	Six Months Ended		Increase/
Description	2007	2006	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$ 214	$ 282	($ 68)	(24)
Commercial	195	258	(63)	(24)
Industrial	89	132	(43)	(33)
Governmental	19	25	(6)	(24)
Total retail	517	697	(180)	(26)
Sales for resale
Associated companies	52	23	29	126
Non-associated companies	15	19	(4)	(21)
Other	32	22	10	45
Total	$ 616	$ 761	(145)	(19)

Billed Electric Energy
Sales (GWh):
Residential	2,393	2,329	64	3
Commercial	2,213	2,168	45	2
Industrial	1,348	1,421	(73)	(5)
Governmental	195	193	2	1
Total retail	6,149	6,111	38	1
Sales for resale
Associated companies	449	254	195	77
Non-associated companies	203	182	21	12
Total	6,801	6,547	254	4

ENTERGY NEW ORLEANS, INC.

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Hurricane Katrina

See the Form 10-K for a discussion of the effects of Hurricane Katrina, which in August 2005 caused catastrophic damage to Entergy New Orleans' service territory, including the effect of extensive flooding that resulted from levee breaks in and around the New Orleans area, and Entergy New Orleans' efforts to seek recovery of storm restoration costs.

In March 2007, the City Council certified that Entergy New Orleans has incurred $205 million in storm-related costs through December 2006 that are eligible for CDBG funding under the state action plan, and certified Entergy New Orleans' estimated costs of $465 million for the gas system rebuild. In April 2007, Entergy New Orleans executed an agreement with the Louisiana Office of Community Development under which $200 million of CDBG funds will be made available to Entergy New Orleans. Entergy New Orleans submitted the agreement to the bankruptcy court, which approved it on April 25, 2007. Entergy New Orleans has received $176.8 million of the funds as of June 30, 2007, and the remainder will be paid to Entergy New Orleans as it incurs and submits additional eligible costs.

Entergy reached an agreement with one of its excess insurers under which Entergy received $69.5 million in the second quarter 2007 in settlement of its Hurricane Katrina claim with that insurer. Entergy New Orleans was allocated $53.8 million of the proceeds. Entergy New Orleans has received a total of $70.7 million as of June 30, 2007 on its Hurricanes Katrina and Rita insurance claims, including $60.4 million in 2007. Refer to Note 8 to the financial statements in the Form 10-K for a description of Entergy's non-nuclear property insurance coverage.

Bankruptcy Proceedings

See the Form 10-K for a discussion of the Entergy New Orleans bankruptcy proceeding. On May 7, 2007, the bankruptcy judge entered an order confirming Entergy New Orleans' plan of reorganization. With the receipt of CDBG funds, and the agreement on insurance recovery with one of its excess insurers, Entergy New Orleans waived the conditions precedent in its plan of reorganization, and the plan became effective on May 8, 2007. Following are significant terms in Entergy New Orleans' plan of reorganization:

  Entergy New Orleans paid in full, in cash, the allowed third-party prepetition accounts payable (approximately $29 million, including interest). Entergy New Orleans paid interest from September 23, 2005 at the Louisiana judicial rate of interest for 2005 (6%) and 2006 (8%), and at the Louisiana judicial rate of interest plus 1% for 2007. The Louisiana judicial rate of interest for 2007 is 9.5%.
  Entergy New Orleans issued notes due in three years in satisfaction of its affiliate prepetition accounts payable (approximately $74 million, including interest), including its indebtedness to the Entergy System money pool. Entergy New Orleans included in the principal amount of the notes accrued interest from September 23, 2005 at the Louisiana judicial rate of interest for 2005 (6%) and 2006 (8%), and at the Louisiana judicial rate of interest plus 1% for 2007 through the date of issuance of the notes. The Louisiana judicial rate of interest is 9.5% for 2007. Entergy New Orleans will pay interest on the notes from their date of issuance at the Louisiana judicial rate of interest plus 1%.
  Entergy New Orleans repaid to Entergy Corporation, in full, in cash, the outstanding borrowings under the debtor-in-possession (DIP) credit agreement (approximately $67 million).
  Entergy New Orleans' first mortgage bonds will remain outstanding with their current maturity dates and interest terms. Pursuant to an agreement with the first mortgage bondholders, Entergy New Orleans paid the first mortgage bondholders an amount equal to the one year of interest from the bankruptcy petition date that the bondholders had waived previously in the bankruptcy proceeding (approximately $12 million).

  Entergy New Orleans' preferred stock will remain outstanding on its current dividend terms, and Entergy New Orleans paid its unpaid preferred dividends in arrears (approximately $1 million).
  Litigation claims will generally be unaltered, and will generally proceed as if Entergy New Orleans had not filed for bankruptcy protection, with exceptions for certain claims.

Results of Operations

Net Income

Second Quarter 2007 Compared to Second Quarter 2006

Net income increased $1.2 million in the second quarter 2007 compared to the second quarter 2006 primarily due to higher net revenue, partially offset by higher other operation and maintenance expenses and higher interest charges.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Net income decreased $1.2 million for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 primarily due to higher other operation and maintenance expenses and higher interest charges, partially offset by higher net revenue.

Net Revenue

Second Quarter 2007 Compared to Second Quarter 2006

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges. Following is an analysis of the changes in net revenue comparing the second quarter of 2007 to the second quarter of 2006.
Amount
(In Millions)

2006 net revenue	$51.3
Fuel recovery	21.5
Volume/weather	2.4
Storm reserve rider	2.3
Net wholesale revenue	(16.0)
Other	0.6
2007 net revenue	$62.1

The fuel recovery variance is due to the inclusion of Grand Gulf costs in fuel recoveries effective July 1, 2006. In June 2006, the City Council approved the recovery of Grand Gulf costs through the fuel adjustment clause, without a corresponding change in base rates (a significant portion of Grand Gulf costs was previously recovered through base rates).

The volume/weather variance is due to an increase in electricity usage primarily in the residential sector in 2007 compared to the same period in 2006. Billed residential electricity usage increased 51 GWh compared to the second quarter of 2006, an increase of 25%.

The storm reserve rider variance is due to a storm rider effective March 2007 as a result of the City Council's approval of a settlement agreement in October 2006. The approved storm reserve will be created over a ten-year period through the rider and the funds will be held in a restricted escrow account. The settlement agreement is discussed in Note 2 to the financial statements in the Form 10-K.

The net wholesale revenue variance is due to more energy available for resale in 2006 due to the decrease in retail usage caused by customer losses following Hurricane Katrina. In addition, 2006 revenue includes the sales into the wholesale market of Entergy New Orleans' share of the output of Grand Gulf, pursuant to City Council approval of measures proposed by Entergy New Orleans to address the reduction in Entergy New Orleans' retail customer usage caused by Hurricane Katrina and to provide revenue support for the costs of Entergy New Orleans' share of Grand Gulf.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges. Following is an analysis of the changes in net revenue comparing the six months ended June 30, 2007 to the six months ended June 30, 2006.

Amount
(In Millions)

2006 net revenue	$91.6
Fuel recovery	42.6
Volume/weather	13.7
Net wholesale revenue	(41.3)
Other	5.5
2007 net revenue	$112.1

The fuel recovery variance is due to the inclusion of Grand Gulf costs in fuel recoveries effective July 1, 2006. In June 2006, the City Council approved the recovery of Grand Gulf costs through the fuel adjustment clause, without a corresponding change in base rates (a significant portion of Grand Gulf costs was previously recovered through base rates).

The volume/weather variance is due to an increase in electricity usage in the service territory in 2007 compared to the same period in 2006. The first quarter of 2006 was affected by customer losses following Hurricane Katrina. Billed retail electricity usage increased a total of 300 GWh compared to the same period in 2006, an increase of 19%.

The net wholesale revenue variance is due to more energy available for resale in 2006 due to the decrease in retail usage caused by customer losses following Hurricane Katrina. In addition, 2006 revenue includes the sales into the wholesale market of Entergy New Orleans' share of the output of Grand Gulf, pursuant to City Council approval of measures proposed by Entergy New Orleans to address the reduction in Entergy New Orleans' retail customer usage caused by Hurricane Katrina and to provide revenue support for the costs of Entergy New Orleans' share of Grand Gulf.

Other Income Statement Variances

Second Quarter 2007 Compared to Second Quarter 2006

Other operation and maintenance expenses increased primarily due to the return to normal operations work in 2007 versus storm restoration activities in 2006 as a result of Hurricane Katrina and increased loss reserves.

Other income increased due to carrying costs related to the Hurricane Katrina storm costs regulatory asset.

Interest and other charges increased primarily due to interest accruals on first mortgage bonds. On September 23, 2006, when the one-year interest moratorium agreed to by the bondholders expired, Entergy New Orleans resumed interest accruals on its outstanding first mortgage bonds. In addition, beginning May 8, 2007, Entergy New Orleans began accruing interest on third-party and affiliate accounts payable as a result of its plan of reorganization filed with the bankruptcy court, as discussed above.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Other operation and maintenance expenses increased primarily due to the return to normal operations work in 2007 versus storm restoration activities in 2006 as a result of Hurricane Katrina and increased loss reserves.

Other income increased due to carrying costs related to the Hurricane Katrina storm costs regulatory asset.

Interest and other charges increased primarily due to interest accruals on first mortgage bonds. On September 23, 2006, when the one-year interest moratorium agreed to by the bondholders expired, Entergy New Orleans resumed interest accruals on its outstanding first mortgage bonds. In addition, beginning May 8, 2007, Entergy New Orleans began accruing interest on third-party and affiliate accounts payable as a result of its plan of reorganization filed with the bankruptcy court, as discussed above.

Income Taxes

The effective income tax rate was 42.0% for the second quarter of 2007 and 40.3% for the six months ended June 30, 2007. The effective income tax rate for the second quarter of 2007 was higher than the federal statutory rate of 35% primarily due to state income taxes and book and tax differences related to utility plant items. The effective income tax rate for the six months ended June 30, 2007 was higher than the federal statutory rate of 35% primarily due to state income taxes and book and tax differences related to utility plant items, partially offset by the amortization of deferred income taxes and book and tax differences related to the allowance for equity funds used during construction.

The effective income tax rate was 38.6% for the second quarter of 2006 and 38.3% for the six months ended June 30, 2006.

Liquidity and Capital Resources

Cash Flow

Cash flows for the six months ended June 30, 2007 and 2006 were as follows:
	2007	2006
	(In Thousands)

Cash and cash equivalents at beginning of period	$17,093	$48,056

Cash flow provided by (used in):
Operating activities	131,477	78,453
Investing activities	30,804	(47,845)
Financing activities	(53,345)	(50,343)
Net increase (decrease) in cash and cash equivalents	108,936	(19,735)

Cash and cash equivalents at end of period	$126,029	$28,321

Operating Activities

Net cash provided by operating activities increased $53 million for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 primarily due to the receipt of CDBG funds of $176.8 million. The increase was partially offset by Entergy New Orleans' use of cash for the payment of prepetition accounts payable (approximately $29 million, including interest), the resumption of interest payments on its first mortgage bonds, and other bankruptcy-related items. In addition, Entergy New Orleans received an income tax refund of $60 million in 2006.

Investing Activities

Entergy New Orleans investing activities used $47.8 million of cash for the six months ended June 30, 2006 compared to providing $30.8 million of cash for the six months ended June 30, 2007 primarily due to the receipt in the second quarter of 2007 of insurance proceeds related to Hurricane Katrina. Entergy New Orleans also received proceeds of $10 million related to the sale in the first quarter of 2007 of a power plant that had been out of service since 1984.

Capital Structure

Entergy New Orleans' capitalization is shown in the following table. The decrease in the net debt to net capital ratio is primarily due to the increase in cash as a result of the receipt of CDBG funding and insurance proceeds.

	June 30, 2007	December 31, 2006

Net debt to net capital	48.6%	60.4%
Effect of subtracting cash from debt	13.1%	1.5%
Debt to capital	61.7%	61.9%

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

Entergy New Orleans' payables to the money pool were as follows:

June 30, 2007	December 31, 2006	June 30, 2006	December 31, 2005
(In Thousands)

$ -	($37,166)	($37,166)	($37,166)

See Note 4 to the financial statements in the Form 10-K for a description of the money pool. As discussed above in Bankruptcy Proceedings, Entergy New Orleans issued notes due in three years in satisfaction of its affiliate prepetition accounts payable, including its indebtedness to the Entergy System money pool.

Significant Factors and Known Trends

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends" in the Form 10-K for a discussion of state and local rate regulation, federal regulation, the Energy Policy Act of 2005, environmental risks, and litigation risks.

Federal Regulation

See "System Agreement Proceedings", "Independent Coordinator of Transmission", and "Available Flowgate Capacity Proceeding" in the "Significant Factors and Known Trends" section of Entergy Corporation and Subsidiaries Management's Financial Discussion and Analysis for updates to the discussion in the Form 10-K.

Critical Accounting Estimates

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy New Orleans' accounting for unbilled revenue and qualified pension and other postretirement benefits.

New Accounting Pronouncements

See "New Accounting Pronouncements" section of Entergy Corporation and Subsidiaries Management's Financial Discussion and Analysis for a discussion of new accounting pronouncements.

ENTERGY NEW ORLEANS, INC.
INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2007 and 2006
(Unaudited)

	Three Months Ended		Six Months Ended
	2007	2006	2007	2006
	(In Thousands)		(In Thousands)

OPERATING REVENUES
Electric	$137,668	$117,827	$259,287	$217,076
Natural gas	25,820	18,128	72,843	55,140
TOTAL	163,488	135,955	332,130	272,216

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	54,162	16,433	131,593	51,101
Purchased power	46,196	67,211	86,355	127,448
Other operation and maintenance	22,247	16,279	46,795	30,089
Taxes other than income taxes	9,028	8,089	18,802	16,689
Depreciation and amortization	7,987	8,508	16,110	15,972
Reorganization items	-	2,115	-	3,793
Other regulatory charges - net	1,032	1,037	2,065	2,080
TOTAL	140,652	119,672	301,720	247,172

OPERATING INCOME	22,836	16,283	30,410	25,044

OTHER INCOME
Allowance for equity funds used during construction	268	909	1,459	1,988
Interest and dividend income	3,292	786	6,025	1,589
Miscellaneous - net	(188)	20	(367)	(132)
TOTAL	3,372	1,715	7,117	3,445

INTEREST AND OTHER CHARGES
Interest on long-term debt	3,245	185	6,490	369
Other interest - net	2,426	997	6,735	3,138
Allowance for borrowed funds used during construction	(199)	(743)	(1,097)	(1,606)
TOTAL	5,472	439	12,128	1,901

INCOME BEFORE INCOME TAXES	20,736	17,559	25,399	26,588

Income taxes	8,718	6,785	10,231	10,171

NET INCOME	12,018	10,774	15,168	16,417

Preferred dividend requirements and other	241	92	482	92

EARNINGS APPLICABLE TO
COMMON STOCK	$11,777	$10,682	$14,686	$16,325

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY NEW ORLEANS, INC.
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2007 and 2006
(Unaudited)

	2007	2006
	(In Thousands)
OPERATING ACTIVITIES
Net income	$15,168	$16,417
Adjustments to reconcile net income to net cash flow provided by operating activities:
Other regulatory charges - net	2,065	2,080
Depreciation and amortization	16,110	15,972
Deferred income taxes, investment tax credits, and non-current taxes accrued	4,240	61,464
Changes in working capital:
Receivables	5,310	8,438
Fuel inventory	856	6,068
Accounts payable	(27,401)	(3,613)
Taxes accrued	3,856	5,510
Interest accrued	(13,205)	549
Deferred fuel costs	(9,864)	(3,022)
Other working capital accounts	(7,017)	(6,533)
Provision for estimated losses and reserves	2,455	(81)
Changes in other regulatory assets	179,753	(32,658)
Other	(40,849)	7,862
Net cash flow provided by operating activities	131,477	78,453

INVESTING ACTIVITIES
Construction expenditures	(34,837)	(49,833)
Allowance for equity funds used during construction	1,459	1,988
Insurance proceeds	55,406	-
Proceeds from the sale of assets	10,046	-
Change in other investments - net	(1,270)	-
Net cash flow provided by (used in) investing activities	30,804	(47,845)

FINANCING ACTIVITIES
Repayment of DIP credit facility	(51,934)	(50,251)
Dividends paid:
Preferred stock	(1,411)	(92)
Net cash flow used in financing activities	(53,345)	(50,343)

Net increase (decrease) in cash and cash equivalents	108,936	(19,735)

Cash and cash equivalents at beginning of period	17,093	48,056

Cash and cash equivalents at end of period	$126,029	$28,321

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period for:
Interest - net of amount capitalized	$10,684	$2,589
Income taxes	$92	($59,730)

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC.
BALANCE SHEETS
ASSETS
June 30, 2007 and December 31, 2006
(Unaudited)

	2007	2006
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents
Cash	$1,608	$3,886
Temporary cash investments - at cost
which approximates market	124,421	13,207
Total cash and cash equivalents	126,029	17,093
Accounts receivable:
Customer	51,142	58,999
Allowance for doubtful accounts	(7,402)	(10,563)
Associated companies	10,175	17,797
Other	8,312	8,428
Accrued unbilled revenues	30,882	23,758
Total accounts receivable	93,109	98,419
Deferred fuel costs	28,860	18,996
Fuel inventory - at average cost	4,185	5,041
Materials and supplies - at average cost	8,430	7,825
Prepayments and other	10,435	5,641
TOTAL	271,048	153,015

OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity	3,259	3,259
Non-utility property at cost (less accumulated depreciation)	1,016	1,107
Other property and investments	1,270	-
TOTAL	5,545	4,366

UTILITY PLANT
Electric	734,311	698,081
Natural gas	198,344	186,932
Construction work in progress	14,648	21,824
TOTAL UTILITY PLANT	947,303	906,837
Less - accumulated depreciation and amortization	500,324	446,673
UTILITY PLANT - NET	446,979	460,164

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets	119,802	295,440
Long term receivables	936	936
Other	10,535	7,230
TOTAL	131,273	303,606

TOTAL ASSETS	$854,845	$921,151

See Notes to Financial Statements.

116

ENTERGY NEW ORLEANS, INC.
BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY
June 30, 2007 and December 31, 2006
(Unaudited)

	2007	2006
	(In Thousands)

CURRENT LIABILITIES
DIP credit facility	$ -	$51,934
Accounts payable:
Associated companies	26,374	94,686
Other	23,475	76,831
Customer deposits	16,232	14,808
Taxes accrued	5,942	2,086
Accumulated deferred income taxes	8,125	2,924
Interest accrued	4,799	18,004
Other	2,183	6,154
TOTAL CURRENT LIABILITIES	87,130	267,427

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	98,525	98,884
Accumulated deferred investment tax credits	2,981	3,157
SFAS 109 regulatory liability - net	72,180	71,870
Other regulatory liabilities	9,522	-
Retirement cost liability	2,680	2,591
Accumulated provisions	10,840	8,385
Pension and other postretirement liabilities	29,822	60,033
Long-term debt	304,080	229,875
Gas system rebuild insurance proceeds	44,819	-
Other	3,812	5,161
TOTAL NON-CURRENT LIABILITIES	579,261	479,956

Commitments and Contingencies

SHAREHOLDERS' EQUITY
Preferred stock without sinking fund	19,780	19,780
Common stock, $4 par value, authorized 10,000,000
shares; issued and outstanding 8,435,900 shares in 2007
and 2006	33,744	33,744
Paid-in capital	36,294	36,294
Retained earnings	98,636	83,950
TOTAL	188,454	173,768

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$854,845	$921,151

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC.
SELECTED OPERATING RESULTS
For the Three and Six Months Ended June 30, 2007 and 2006
(Unaudited)

	Three Months Ended		Increase/
Description	2007	2006	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$30	$22	$8	37
Commercial	43	37	6	16
Industrial	11	10	1	10
Governmental	17	14	3	21
Total retail	101	83	18	22
Sales for resale
Associated companies	26	4	22	550
Non-associated companies	-	18	(18)	(100)
Other	11	13	(2)	(15)
Total	$138	$118	$20	17

Billed Electric Energy
Sales (GWh):
Residential	257	206	51	25
Commercial	419	402	17	4
Industrial	134	141	(7)	(5)
Governmental	176	161	15	9
Total retail	986	910	76	8
Sales for resale
Associated companies	225	6	219	3,650
Non-associated companies	4	369	(365)	(99)
Total	1,215	1,285	(70)	(5)

	Six Months Ended		Increase/
Description	2007	2006	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$55	$39	$16	41
Commercial	81	72	9	13
Industrial	21	19	2	11
Governmental	32	24	8	33
Total retail	189	154	35	23
Sales for resale
Associated companies	59	11	48	436
Non-associated companies	-	45	(45)	(100)
Other	11	7	4	57
Total	$259	$217	$42	19

Billed Electric Energy
Sales (GWh):
Residential	491	344	147	43
Commercial	815	762	53	7
Industrial	271	244	27	11
Governmental	340	267	73	27
Total retail	1,917	1,617	300	19
Sales for resale
Associated companies	575	126	449	356
Non-associated companies	6	776	(770)	(99)
Total	2,498	2,519	(21)	(1)

SYSTEM ENERGY RESOURCES, INC.

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

System Energy's principal asset consists of a 90% ownership and leasehold interest in Grand Gulf. The capacity and energy from its 90% interest is sold under the Unit Power Sales Agreement to its only four customers, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans. System Energy's operating revenues are derived from the allocation of the capacity, energy, and related costs associated with its 90% interest in Grand Gulf pursuant to the Unit Power Sales Agreement. Payments under the Unit Power Sales Agreement are System Energy's only source of operating revenues. Net income decreased by $2.6 million for the second quarter of 2007 compared to the second quarter of 2006 primarily due to a decrease in rate base in the second quarter of 2007 resulting in lower operating income. Net income decreased by $6.1 million for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 primarily due to a decrease in rate base in 2007 resulting in lower operating income.

Liquidity and Capital Resources

Cash Flow

Cash flows for the six months ended June 30, 2007 and 2006 were as follows:
	2007	2006
	(In Thousands)

Cash and cash equivalents at beginning of period	$135,012	$75,704

Cash flow provided by (used in):
Operating activities	87,053	(83,809)
Investing activities	(26,960)	162,738
Financing activities	(74,235)	(92,989)
Net decrease in cash and cash equivalents	(14,142)	(14,060)

Cash and cash equivalents at end of period	$120,870	$61,644

Operating Activities

Operating activities provided $87.1 million in cash flow for the six months ended June 30, 2007 compared to using $83.8 million in cash flow for the six months ended June 30, 2006 primarily due to a decrease of $194.8 million in income tax payments.

Investing Activities

Investing activities used $27 million in cash flow for the six months ended June 30, 2007 compared to providing $162.7 million for the six months ended June 30, 2006 primarily due to money pool activity.

Financing Activities

The decrease of $18.8 million in net cash used in financing activities for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 was primarily due to a decrease of $19.1 million in common stock dividends.

Capital Structure

System Energy's capitalization is balanced between equity and debt, as shown in the following table.

	June 30, 2007	December 31, 2006

Net debt to net capital	47.4%	46.4%
Effect of subtracting cash from debt	3.7%	4.2%
Debt to capital	51.1%	50.6%

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

See the table in the Form 10-K under "Uses of Capital" which sets forth the amounts of System Energy's planned construction and other capital investments for 2007 through 2009, and the accompanying discussion. System Energy now expects to spend $73 million more through 2008 than the amount included in the Form 10-K planned capital investment estimate for initial development costs for potential new nuclear development at the Grand Gulf and River Bend sites, including licensing and design activities.

System Energy's receivables from the money pool were as follows:

June 30, 2007	December 31, 2006	June 30, 2006	December 31, 2005
(In Thousands)

$50,865	$88,231	$88,331	$277,287

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Significant Factors and Known Trends

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends" in the Form 10-K for a discussion of the Energy Policy Act of 2005, nuclear matters, litigation risks, and environmental risks.

Critical Accounting Estimates

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K for a discussion of the estimates and judgments necessary in System Energy's accounting for nuclear decommissioning costs and qualified pension and other postretirement benefits.

New Accounting Pronouncements

See "New Accounting Pronouncements" section of Entergy Corporation and Subsidiaries Management's Financial Discussion and Analysis for a discussion of new accounting pronouncements.

SYSTEM ENERGY RESOURCES, INC.
INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2007 and 2006
(Unaudited)

	Three Months Ended		Six Months Ended
	2007	2006	2007	2006
	(In Thousands)		(In Thousands)

OPERATING REVENUES
Electric	$129,471	$129,176	$255,628	$260,830

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	10,333	10,168	18,721	21,381
Nuclear refueling outage expenses	3,691	3,962	8,226	7,535
Other operation and maintenance	28,304	26,563	52,541	49,815
Decommissioning	6,369	5,925	12,624	11,744
Taxes other than income taxes	4,594	5,817	13,005	12,006
Depreciation and amortization	24,026	23,811	49,988	49,488
Other regulatory credits - net	(2,650)	(3,766)	(4,610)	(5,746)
TOTAL	74,667	72,480	150,495	146,223

OPERATING INCOME	54,804	56,696	105,133	114,607

OTHER INCOME
Allowance for equity funds used during construction	364	775	780	1,458
Interest and dividend income	4,770	4,271	10,585	9,900
Miscellaneous - net	657	(91)	578	(198)
TOTAL	5,791	4,955	11,943	11,160

INTEREST AND OTHER CHARGES
Interest on long-term debt	11,336	11,996	23,689	24,529
Other interest - net	36	26	52	54
Allowance for borrowed funds used during construction	(120)	(244)	(255)	(459)
TOTAL	11,252	11,778	23,486	24,124

INCOME BEFORE INCOME TAXES	49,343	49,873	93,590	101,643

Income taxes	22,379	20,265	39,329	41,287

NET INCOME	$26,964	$29,608	$54,261	$60,356

See Notes to Financial Statements.

(Page left blank intentionally)

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2007 and 2006
(Unaudited)

	2007	2006
	(In Thousands)

OPERATING ACTIVITIES
Net income	$54,261	$60,356
Adjustments to reconcile net income to net cash flow provided by (used in) operating activities:
Other regulatory credits - net	(4,610)	(5,746)
Depreciation, amortization, and decommissioning	62,612	61,231
Deferred income taxes, investment tax credits,and non-current taxes accrued	37,139	(9,784)
Changes in working capital:
Receivables	6,305	5,111
Accounts payable	(4,089)	(901)
Taxes accrued	(43,461)	(180,094)
Interest accrued	(33,345)	(31,520)
Other working capital accounts	(21,355)	(602)
Provision for estimated losses and reserves	(22)	1
Changes in other regulatory assets	(1,400)	(9,921)
Other	35,018	28,060
Net cash flow provided by (used in) operating activities	87,053	(83,809)

INVESTING ACTIVITIES
Construction expenditures	(29,101)	(14,557)
Allowance for equity funds used during construction	780	1,458
Nuclear fuel purchases	(56,155)	(370)
Proceeds from sale/leaseback of nuclear fuel	56,475	370
Proceeds from nuclear decommissioning trust fund sales	41,964	52,562
Investment in nuclear decommissioning trust funds	(55,761)	(65,681)
Changes in money pool receivable - net	14,838	188,956
Net cash flow provided by (used in) investing activities	(26,960)	162,738

FINANCING ACTIVITIES
Retirement of long-term debt	(23,335)	(22,989)
Dividends paid:
Common stock	(50,900)	(70,000)
Net cash flow used in financing activities	(74,235)	(92,989)

Net decrease in cash and cash equivalents	(14,142)	(14,060)

Cash and cash equivalents at beginning of period	135,012	75,704

Cash and cash equivalents at end of period	$120,870	$61,644

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$54,241	$53,199
Income taxes	$25,667	$220,423

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
ASSETS
June 30, 2007 and December 31, 2006
(Unaudited)

	2007	2006
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$602	$56
Temporary cash investments - at cost,
which approximates market	120,268	134,956
Total cash and cash equivalents	120,870	135,012
Accounts receivable:
Associated companies	96,051	142,121
Other	2,668	3,301
Total accounts receivable	98,719	145,422
Materials and supplies - at average cost	63,079	61,097
Deferred nuclear refueling outage costs	21,527	5,060
Prepayments and other	4,386	1,480
TOTAL	308,581	348,071

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	303,778	281,430
Note receivable - Entergy New Orleans	25,560	-
TOTAL	329,338	281,430

UTILITY PLANT
Electric	3,257,384	3,248,582
Property under capital lease	471,933	471,933
Construction work in progress	50,225	38,088
Nuclear fuel under capital lease	97,998	55,280
Nuclear fuel	9,359	10,222
TOTAL UTILITY PLANT	3,886,899	3,824,105
Less - accumulated depreciation and amortization	2,047,476	2,000,320
UTILITY PLANT - NET	1,839,423	1,823,785

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
SFAS 109 regulatory asset - net	84,284	92,600
Other regulatory assets	300,081	293,292
Other	12,819	14,062
TOTAL	397,184	399,954

TOTAL ASSETS	$2,874,526	$2,853,240

See Notes to Financial Statements.

124

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
LIABILITIES AND SHAREHOLDER'S EQUITY
June 30, 2007 and December 31, 2006
(Unaudited)

	2007	2006
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$96,701	$93,335
Accounts payable:
Associated companies	1,555	1,634
Other	22,626	26,636
Taxes accrued	4,527	47,988
Accumulated deferred income taxes	8,188	1,828
Interest accrued	12,790	46,135
Obligations under capital leases	33,142	33,142
TOTAL	179,529	250,698

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	335,588	304,691
Accumulated deferred investment tax credits	66,922	68,660
Obligations under capital leases	64,855	22,138
Other regulatory liabilities	275,710	242,029
Decommissioning	355,470	342,846
Accumulated provisions	2,400	2,422
Pension and other postretirement liabilities	30,050	32,060
Long-term debt	703,255	729,914
Other	-	396
TOTAL	1,834,250	1,745,156

Commitments and Contingencies

SHAREHOLDER'S EQUITY
Common stock, no par value, authorized 1,000,000 shares;
issued and outstanding 789,350 shares in 2007 and 2006	789,350	789,350
Retained earnings	71,397	68,036
TOTAL	860,747	857,386

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$2,874,526	$2,853,240

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See "PART I, Item 1, Litigation" in the Form 10-K for a discussion of legal, administrative, and other regulatory proceedings affecting Entergy.

Item 1A. Risk Factors

There have been no material changes to the risk factors discussed in "PART I, Item 1A, Risk Factors" in the Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum $ Amount of Shares that May Yet be Purchased Under a Plan (2)

4/01/2007-4/30/2007	925,000	$113.93	925,000	$958,279,199
5/01/2007-5/31/2007	995,000	$116.08	995,000	$861,252,400
6/01/2007-6/30/2007	420,500	$110.33	420,500	$820,347,531
Total	2,340,500	$114.20	2,340,500

(1)

In accordance with Entergy's stock-based compensation plans, Entergy periodically grants stock options to key employees, which may be exercised to obtain shares of Entergy's common stock. According to the plans, these shares can be newly issued shares, treasury stock, or shares purchased on the open market. Entergy's management has been authorized by the Board to repurchase on the open market shares up to an amount sufficient to fund the exercise of grants under the plans. In addition to this authority, on January 29, 2007, the Board approved a repurchase program under which Entergy is authorized to repurchase up to $1.5 billion of its common stock. The program does not have an expiration date, but Entergy expects to complete it over the next two years. See Note 12 to the financial statements in the Form 10-K for additional discussion of the stock-based compensation plans.

(2)

Maximum amount of shares that may yet be repurchased relates only to the $1.5 billion plan and does not include an estimate of the amount of shares that may be purchased to fund the exercise of grants under the stock-based compensation plans.

Item 4. Submission of Matters to a Vote of Security Holders

Election of Board of Directors

Entergy Corporation

The annual meeting of stockholders of Entergy Corporation was held on May 4, 2007. The following matters were voted on and received the specified number of votes for, abstentions, votes withheld (against), and broker non-votes:

  Election of Directors:

Name of Nominee	Votes For	Votes Against	Abstentions

Maureen S. Bateman	176,550,212	991,271	1,587,298
W. Frank Blount	173,980,124	3,538,833	1,609,824
Simon D. deBree	176,556,624	940,183	1,631,974
Gary W. Edwards	176,570,878	952,666	1,605,237
Alexis M. Herman	175,459,653	1,991,324	1,677,804
Donald C. Hintz	176,657,434	942,524	1,528,823
J. Wayne Leonard	175,834,352	1,741,656	1,552,773
Stuart L. Levenick	176,549,336	957,752	1,621,693
James R. Nichols	175,657,308	1,834,046	1,637,427
William A. Percy, II	176,555,609	992,171	1,581,002
W. J. "Billy" Tauzin	176,077,573	1,459,606	1,591,602
Steven V. Wilkinson	176,575,005	954,258	1,599,518

  Ratify the appointment of independent public accountants, Deloitte & Touche LLP for the year 2007: 177,091,461 votes for; 679,576 votes against; and 1,357,744 abstentions.
  Stockholder proposal relating to political contribution policy: 42,649,225 votes for; 82,024,820 votes against; 38,885,489 abstentions; and 15,569,249 broker non-votes.
  Shareholder proposal relating to limitations on management compensation: 7,454,856 votes for; 154,065,779 votes against; 2,038,899 abstentions; and 15,569,249 broker non-votes.

Entergy Arkansas

A consent in lieu of a meeting of common stockholders was executed on April 2, 2007. The consent was signed on behalf of Entergy Corporation, the holder of all issued and outstanding shares of common stock. The common stockholder, by such consent, elected the following individuals to serve as directors constituting the Board of Directors of Entergy Arkansas: Hugh T. McDonald, Chairman, Leo P. Denault, Mark Savoff, and Gary J. Taylor.

Entergy Gulf States

A consent in lieu of a meeting of common stockholders was executed on June 20, 2007. The consent was signed on behalf of Entergy Corporation, the holder of all issued and outstanding shares of common stock. The common stockholder, by such consent, elected the following individuals to serve as directors constituting the Board of Directors of Entergy Gulf States: Joseph F. Domino, Chairman, E. Renae Conley, Leo P. Denault, Mark Savoff, and Gary J. Taylor.

Entergy Louisiana

A consent in lieu of a meeting of members was executed on May 14, 2007. The consent was signed on behalf of Entergy Louisiana Holdings, Inc., the holder of all issued and outstanding common membership interests. The holder of the common membership interests by such consent, elected the following individuals to serve as directors constituting the Board of Directors of Entergy Louisiana: E. Renae Conley, Chair, Leo P. Denault, Mark Savoff, and Gary J. Taylor.

Entergy Mississippi

A consent in lieu of a meeting of common stockholders was executed on April 2, 2007. The consent was signed on behalf of Entergy Corporation, the holder of all issued and outstanding shares of common stock. The common stockholder, by such consent, elected the following individuals to serve as directors constituting the Board of Directors of Entergy Mississippi: Carolyn C. Shanks, Chair, Leo P. Denault, Mark Savoff, and Gary J. Taylor.

Entergy New Orleans

A consent in lieu of a meeting of common stockholders was executed on June 20, 2007. The consent was signed on behalf of Entergy Corporation, the holder of all issued and outstanding shares of common stock. The common stockholder, by such consent, elected the following individuals to serve as directors constituting the Board of Directors of Entergy New Orleans: Daniel F. Packer, Tracie L. Boutte, and Roderick K. West.

System Energy

A consent in lieu of a meeting of common stockholders was executed on April 2, 2007. The consent was signed on behalf of Entergy Corporation, the holder of all issued and outstanding shares of common stock. The common stockholder, by such consent, elected the following individuals to serve as directors constituting the Board of Directors of System Energy: Michael R. Kansler, Chairman, Steven C. McNeal, and Leo P. Denault.

Item 5. Other Information

Entry Into New and Termination of Previously Existing Credit Facilities

Entergy Corporation

On August 2, 2007, Entergy Corporation entered into a $3.5 billion, 5-year bank credit facility (the "$3.5 Billion Facility") by and among Entergy Corporation as borrower, Citibank, N.A., as bank, LC issuing bank and administrative agent ("Citibank"), ABN AMRO Bank N.V., as LC issuing bank and bank ("ABN AMRO"), The Bank of Nova Scotia as LC issuing bank and bank ("Bank of Nova Scotia") and the following banks:

BNP Paribas, Barclays Bank PLC, Calyon New York Branch, Credit Suisse First Boston, acting through its Cayman Islands Branch, JPMorgan Chase Bank, N.A., KeyBank National Association, Lehman Brothers Bank, FSB, Mizuho Corporate Bank, Ltd., Morgan Stanley Bank, Regions Bank, Societe Generale, The Bank of New York - Mellon, The Bank of Tokyo - Mitsubishi UFJ, Ltd., The Royal Bank of Scotland PLC, Union Bank of California, N.A., Wachovia Bank, National Association, William Street Commitment Corporation, and certain banks who will become parties from time to time (collectively, the "$3.5 Billion Facility Banks," and, with Entergy, Citibank and ABN AMRO, the "$3.5 Billion Facility Parties").

Entergy Corporation has the ability to issue letters of credit against the facility. The credit agreement executed by the $3.5 Billion Facility Parties is also dated as of August 2, 2007. The credit agreement requires Entergy Corporation to maintain a consolidated debt ratio of 65% or less of its total capitalization. The facility has a variable interest rate, which is currently 5.785%. The facility fee is currently 0.09% of the commitment amount. The facility fee and interest rate can fluctuate depending on the senior unsecured debt ratings of Entergy.

Also on August 2, 2007, Entergy Corporation terminated its two previously existing credit facilities: its $2.0 billion, 5-year bank credit facility, dated as of May 25, 2005, among Entergy as borrower, Citibank as bank and administrative agent and LC Issuing Bank, ABN AMRO Bank, N.V., as LC Issuing Bank, and several banks party thereto; and its $1.5 billion, 3-year bank credit facility, dated as of December 7, 2005, among Entergy, Citibank, N.A., as Administrative Agent and several banks party thereto.

As of August 8, 2007, amounts outstanding under the $3.5 Billion Facility are:

Capacity	Borrowings	Letters of Credit	Capacity Available
(In Millions)

$3,500	$2,176	$71	$1,253

Entergy Gulf States Inc.

On August 2, 2007, Entergy Gulf States entered into a $200 million, 5-year bank credit facility (the "EGS $200 Million Facility") by and among Entergy Gulf States as borrower, Citibank as bank and administrative agent and the following banks:

ABN AMRO, BNP Paribas, Barclays Bank PLC, Calyon New York Branch, Credit Suisse First Boston, acting through its Cayman Islands Branch, JPMorgan Chase Bank, N.A., KeyBank National Association, Mizuho Corporate Bank, Ltd., Morgan Stanley Bank, The Bank of New York - Mellon, The Royal Bank of Scotland PLC, Wachovia Bank, National Association, and certain banks who will become parties from time to time (collectively, the "EGS Credit Facility Banks," and, with Entergy Gulf States and Citibank, the "EGS Credit Facility Parties").

Entergy Gulf States has the ability to issue letters of credit against the facility. The credit agreement executed by the EGS Credit Facility Parties is dated as of August 2, 2007. The credit agreement requires Entergy Gulf States to maintain a consolidated debt ratio of 65% or less of its total capitalization. The facility has a variable interest rate that would currently be approximately 5.8%, and has a facility fee that is currently 0.125% of the commitment amount. The facility fee and interest rate can fluctuate depending on the senior unsecured debt ratings of Entergy Gulf States.

As of August 8, 2007, there were no borrowings or letters of credit outstanding under the EGS $200 Million Facility.

Entergy Louisiana, LLC

On August 2, 2007, Entergy Louisiana entered into a $200 million, 5-year bank credit facility (the "ELL $200 Million Facility") by and among Entergy Louisiana as borrower, Citibank as bank and administrative agent and the following banks:

ABN AMRO, BNP Paribas, Barclays Bank PLC, Calyon New York Branch, Credit Suisse First Boston, acting through its Cayman Islands Branch, JPMorgan Chase Bank, N.A., KeyBank National Association, Mizuho Corporate Bank, Ltd., Morgan Stanley Bank, The Bank of New York - Mellon, The Royal Bank of Scotland PLC, Wachovia Bank, National Association, and certain banks who will become parties from time to time (collectively, the "ELL Credit Facility Banks," and, with Entergy Louisiana and Citibank, the "ELL Credit Facility Parties").

Entergy Louisiana has the ability to issue letters of credit against the facility. The credit agreement executed by the ELL Credit Facility Parties is dated as of August 2, 2007. The credit agreement requires Entergy Louisiana to maintain a consolidated debt ratio of 65% or less of its total capitalization. The facility has a variable interest rate that would currently be approximately 5.7%, and has a facility fee that is currently 0.09% of the commitment amount. The facility fee and interest rate can fluctuate depending on the senior unsecured debt ratings of Entergy Louisiana.

As of August 8, 2007, there were no borrowings or letters of credit outstanding under the ELL $200 Million Facility.

Other Generation Resources

On April 5, 2007 the FERC issued an Opinion and Order on Rehearing and Clarification (Opinion) in the proceeding involving Entergy Louisiana and Entergy New Orleans' three long-term contracts to procure power from affiliates that are discussed in Part 1, Item 1 of the Form 10-K.  In its Opinion, the FERC rejects the Utility operating companies and the LPSC's request to allow Entergy New Orleans and Entergy Louisiana to purchase the Independence plant capacity and energy for a term extending for the life-of-the-unit, as originally proposed, as opposed to the ten-year term ordered by the FERC in its initial opinion.  The Opinion also clarifies that while the Utility operating companies' use of bid information obtained from the 2002 request for proposal to develop the Entergy Arkansas base load purchase power agreements was improper, the record does not establish that the communications constituted a violation of the Utility operating companies' code of conduct.  The Opinion further clarified that the retained share of Grand Gulf that is purchased by Entergy Louisiana and Entergy New Orleans from Entergy Arkansas should be priced at cost, and not at the below-cost price of $46/MWh specified in the original opinion.  Additionally, the Opinion rejects: (1) the LPSC's argument that one-month capacity sales by Entergy Arkansas to third parties triggered a right-of-first refusal on behalf of the other Utility operating companies related to Entergy Arkansas' base load capacity; and (2) the LPSC's argument that Entergy Gulf States was entitled to a portion of the River Bend purchased power agreement (rather than just Entergy Louisiana and Entergy New Orleans) and the LPSC's jurisdictional arguments related thereto.

The LPSC has appealed this decision to the D.C. Circuit Court of Appeals. The Utility operating companies, the City Council, and the APSC have intervened in the appeal.

Environmental Regulation and Proceedings

Clean Air Act and Subsequent Amendments

New Source Review (NSR)

In April 2007 the U.S. Supreme Court ruled that the applicability of Clean Air Act NSR requirements are not limited only to modifications that create an increase in hourly emission rates, but also can apply to modifications that create an increase in annual emission rates (Environmental Defense v. Duke Energy). This holding reversed a Fourth Circuit Court of Appeals decision limiting the applicability of NSR. This Supreme Court decision may result in a renewed effort by the EPA to bring enforcement actions against electric generating units for major non-permitted facility modifications. As discussed in the Form 10-K, Entergy has an established process for identifying modifications requiring additional Clean Air Act permitting approval and has not been the subject of EPA or state enforcement action regarding NSR.

Future Legislative and Regulatory Developments

In April 2007 the U.S. Supreme Court held that the EPA is authorized by the current provisions of the Clean Air Act to regulate emissions of CO2 and other "greenhouse gases" as "pollutants" (Massachusetts v. EPA) and that the EPA is required to regulate these emissions from motor vehicles if the emissions are anticipated to endanger public health or welfare. The Supreme Court directed the EPA to make further findings in this regard. The decision is expected to affect a similar case pending in the U.S. Court of Appeals for the D.C. Circuit (Coke Oven Environmental Task Force v. EPA) considering the same question under a similar Clean Air Act provision in the context of CO2 emissions from electric generating units. Although Entergy cannot predict how the D.C. Circuit or the EPA will react to the Supreme Court decision, one outcome could be a decision to regulate, under the Clean Air Act, emissions of CO2 and other "greenhouse gases" from motor vehicles or from power plants. Entergy is participating as a friend of the court in both of these cases in support of reasonable market-based regulation of CO2 as a pollutant under the Clean Air Act.

Other Environmental Matters

Entergy New Orleans

As discussed in the Form 10-K, in March 2004 agents of the United States Fish and Wildlife Service conducted an inspection of Entergy New Orleans' Michoud power plant and found a number of dead brown pelicans near the facility's water intake structure and fish-return trough. Brown pelicans are an endangered species in Louisiana. Pursuant its plan of reorganization that became effective in May 2007, Entergy New Orleans made donations of $150,000 to the Louisiana Wildlife and Fisheries Foundation and $100,000 to the United States Fish and Wildlife Service as part of a settlement of the matter. The donations are to be used to protect the eastern brown pelican species and other species of migratory birds. Also as part of the settlement, Entergy New Orleans shall maintain the water intake cell cover that it constructed in order to protect the pelicans.  The United States has agreed to take no further action in the matter after Entergy New Orleans has maintained the cover for one additional year or has otherwise successfully petitioned for this probationary period to end.

Indian Point Emergency Notification System

Pursuant to federal law and an NRC order, Non-Utility Nuclear's Indian Point Energy Center located in Buchanan, New York is required to install a new siren emergency notification system with certain back up power capabilities. Due to the complexity of the technology employed in this system, among other things, Entergy Nuclear Operations, Inc., the operator of Non-Utility Nuclear's power plants, was unable to meet the April 15, 2007 deadline previously approved by the NRC. The NRC fined Entergy Nuclear Operations $130,000; but, nonetheless, the NRC acknowledged in its notice of violation that the current siren emergency notification system is capable of notifying the public in the event of an emergency. In Entergy Nuclear Operations' response to the notice of violation, it committed to make the new system operable by August 24, 2007, based on its understanding of the operability requirements as of the date of its response. If Entergy Nuclear Operations is unable to meet the August 24, 2007 commitment, it may be subject to additional fines by the NRC. The Indian Point Energy Center will continue to operate and maintain its existing siren emergency notification system until the new system is placed into service.

Earnings Ratios (Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

The Registrant Subsidiaries have calculated ratios of earnings to fixed charges and ratios of earnings to combined fixed charges and preferred dividends/distributions pursuant to Item 503 of Regulation S-K of the SEC as follows:

	Ratios of Earnings to Fixed Charges
	Twelve Months Ended
	December 31,					June 30,
	2002	2003	2004	2005	2006	2007

Entergy Arkansas	2.79	3.17	3.37	3.75	3.37	3.17
Entergy Gulf States	2.49	1.51	3.04	3.34	3.01	2.63
Entergy Louisiana	3.14	3.93	3.60	3.50	3.23	3.16
Entergy Mississippi	2.48	3.06	3.41	3.16	2.54	2.64
Entergy New Orleans	(a)	1.73	3.60	1.22	1.52	1.31
System Energy	3.25	3.66	3.95	3.85	4.05	3.95

	Ratios of Earnings to Combined Fixed Charges and Preferred Dividends/Distributions
	Twelve Months Ended
	December 31,					June 30,
	2002	2003	2004	2005	2006	2007

Entergy Arkansas	2.53	2.79	2.98	3.34	3.06	2.73
Entergy Gulf States	2.40	1.45	2.90	3.18	2.90	2.49
Entergy Louisiana	-	-	-	-	2.90	2.70
Entergy Mississippi	2.27	2.77	3.07	2.83	2.34	2.34
Entergy New Orleans	(a)	1.59	3.31	1.12	1.35	1.18

(a)

Earnings for the twelve months ended December 31, 2002, for Entergy New Orleans were not adequate to cover fixed charges and combined fixed charges and preferred dividends by $0.7 million and $3.4 million, respectively.

Item 6. Exhibits *

10(a) -

Credit Agreement ($3,500,000,000), dated as of August 2, 2007, among Entergy Corporation, the Banks (Citibank, N.A., ABN AMRO Bank N.V., Barclays Bank PLC, BNP Paribas, Calyon New York Branch, Credit Suisse (Cayman Islands Branch), J. P. Morgan Chase Bank, N.A., KeyBank National Association, Lehman Brothers Bank (FSB), Mizuho Corporate Bank, Ltd., Morgan Stanley Bank, Regions Bank, Societe Generale, The Bank of New York, The Bank of Nova Scotia, The Bank of Toyko-Mitsubishi UFJ, Ltd. (New York Branch), The Royal Bank of Scotland plc, Union Bank of California, N.A., Wachovia Bank, National Association and William Street Commitment Corporation), Citibank, N.A., as Administrative Agent and LC Issuing Bank, and ABN AMRO Bank, N.V., as LC Issuing Bank.

10(b) -

Credit Agreement ($200,000,000), dated as of August 2, 2007, among Entergy Louisiana, the Banks (Citibank, N.A., ABN AMRO Bank N.V., Barclays Bank PLC, BNP Paribas, Calyon New York Branch, Credit Suisse (Cayman Islands Branch), J. P. Morgan Chase Bank, N.A., KeyBank National Association, Mizuho Corporate Bank, Ltd., Morgan Stanley Bank, The Bank of New York, The Royal Bank of Scotland plc, and Wachovia Bank, National Association), Citibank, N.A., as Administrative Agent and LC Issuing Bank.

10(c) -

Credit Agreement ($200,000,000), dated as of August 2, 2007, among Entergy Gulf States, the Banks (Citibank, N.A., ABN AMRO Bank N.V., Barclays Bank PLC, BNP Paribas, Calyon New York Branch, Credit Suisse (Cayman Islands Branch), J. P. Morgan Chase Bank, N.A., KeyBank National Association, Mizuho Corporate Bank, Ltd., Morgan Stanley Bank, The Bank of New York, The Royal Bank of Scotland plc, and Wachovia Bank, National Association), Citibank, N.A., as Administrative Agent and LC Issuing Bank.

+	10(d) -	Rescission Agreement effective July 26, 2007 between Richard J. Smith and Entergy Services, Inc.

	12(a) -	Entergy Arkansas' Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

	12(b) -	Entergy Gulf States' Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

	12(c) -	Entergy Louisiana's Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Distributions, as defined.

132

	12(d) -	Entergy Mississippi's Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

	12(e) -	Entergy New Orleans' Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

	12(f) -	System Energy's Computation of Ratios of Earnings to Fixed Charges, as defined.

	31(a) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Corporation.

	31(b) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Corporation.

	31(c) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Arkansas.

	31(d) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Arkansas.

	31(e) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Gulf States.

	31(f) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Gulf States.

	31(g) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Gulf States.

	31(h) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Louisiana.

	31(i) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Louisiana.

	31(j) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Mississippi.

	31(k) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Mississippi.

	31(l) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy New Orleans.

	31(m) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy New Orleans.

	31(n) -	Rule 13a-14(a)/15d-14(a) Certification for System Energy.

	31(o) -	Rule 13a-14(a)/15d-14(a) Certification for System Energy.

	32(a) -	Section 1350 Certification for Entergy Corporation.

	32(b) -	Section 1350 Certification for Entergy Corporation.

	32(c) -	Section 1350 Certification for Entergy Arkansas.

	32(d) -	Section 1350 Certification for Entergy Arkansas.

	32(e) -	Section 1350 Certification for Entergy Gulf States.

	32(f) -	Section 1350 Certification for Entergy Gulf States.

	32(g) -	Section 1350 Certification for Entergy Gulf States.

	32(h) -	Section 1350 Certification for Entergy Louisiana.

	32(i) -	Section 1350 Certification for Entergy Louisiana.

133

	32(j) -	Section 1350 Certification for Entergy Mississippi.

	32(k) -	Section 1350 Certification for Entergy Mississippi.

	32(l) -	Section 1350 Certification for Entergy New Orleans.

	32(m) -	Section 1350 Certification for Entergy New Orleans.

	32(n) -	Section 1350 Certification for System Energy.

	32(o) -	Section 1350 Certification for System Energy.

+ Management contracts or compensatory plans or arrangements.

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
*

Reference is made to a duplicate list of exhibits being filed as a part of this report on Form 10-Q for the quarter ended June 30, 2007, which list, prepared in accordance with Item 102 of Regulation S-T of the SEC, immediately precedes the exhibits being filed with this report on Form 10-Q for the quarter ended June 30, 2007.

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

/s/ Theodore H. Bunting, Jr. Theodore H. Bunting, Jr. Senior Vice President and Chief Accounting Officer (For each Registrant and for each as Principal Accounting Officer)

Date: August 8, 2007