Form 10-Q
period 2007-09-30
ENTERGY CORP /DE/; SYSTEM ENERGY RESOURCES INC; ENTERGY NEW ORLEANS INC; ENTERGY MISSISSIPPI INC; Entergy Louisiana, LLC; ENTERGY ARKANSAS INC; ENTERGY GULF STATES INC
filed 2007-11-08
CIK 65984, 202584, 71508, 66901, 1348952, 7323, 44570

__________________________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007
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
	Large accelerated filer	Accelerated filer	Non-accelerated filer
Entergy Corporation	Ö
Entergy Arkansas, Inc.			Ö
Entergy Gulf States, Inc.			Ö
Entergy Louisiana, LLC			Ö
Entergy Mississippi, Inc.			Ö
Entergy New Orleans, Inc.			Ö
System Energy Resources, Inc.			Ö

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Common Stock Outstanding		Outstanding at October 31, 2007
Entergy Corporation	($0.01 par value)	194,376,164

Entergy Corporation, Entergy Arkansas, Inc., Entergy Gulf States, Inc., Entergy Louisiana, LLC, Entergy Mississippi, Inc., Entergy New Orleans, Inc., and System Energy Resources, Inc. separately file this combined Quarterly Report on Form 10-Q. Information contained herein relating to any individual company is filed by such company on its own behalf. Each company reports herein only as to itself and makes no other representations whatsoever as to any other company. This combined Quarterly Report on Form 10-Q supplements and updates the Annual Report on Form 10-K for the calendar year ended December 31, 2006, and the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2007 and June 30, 2007, filed by the individual registrants with the SEC, and should be read in conjunction therewith.

ENTERGY CORPORATION AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
September 30, 2007

ENTERGY CORPORATION AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
September 30, 2007

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

  resolution of pending and future rate cases and negotiations, including various performance-based rate discussions and implementation of Texas restructuring legislation, and other regulatory proceedings, including those related to Entergy's System Agreement, Entergy's utility supply plan, recovery of storm costs, and recovery of fuel and purchased power costs
  Entergy's and its subsidiaries' ability to manage their operation and maintenance costs changes in utility regulation, including the beginning or end of retail and wholesale competition, the ability to recover net utility assets and other potential stranded costs, the operations of the independent coordinator of transmission that includes Entergy's utility service territory, and the application of market power criteria by the FERC the economic climate, and particularly growth in Entergy's service territory variations in weather and the occurrence of hurricanes and other storms and disasters, including uncertainties associated with efforts to remediate the effects of Hurricanes Katrina and Rita and recovery of costs associated with restoration including Entergy's ability to obtain financial assistance from governmental authorities in connection with these storms the performance of Entergy's generating plants, and particularly the capacity factors at its nuclear generating facilities changes in the financial markets, particularly those affecting the availability of capital and Entergy's ability to refinance existing debt, execute its share repurchase program, and fund investments and acquisitions actions of rating agencies, including changes in the ratings of debt and preferred stock, changes in general corporate ratings, and changes in the rating agencies' ratings criteria changes in inflation and interest rates
  Entergy's ability to develop and execute on a point of view regarding future prices of electricity, natural gas, and other energy-related commodities
  Entergy's ability to purchase and sell assets at attractive prices and on other attractive terms prices for power generated by Entergy's unregulated generating facilities, the ability to hedge, sell power forward or otherwise reduce the market price risk associated with those facilities, including the Non-Utility Nuclear plants, and the prices and availability of fuel and power Entergy must purchase for its utility customers, and Entergy's ability to meet credit support requirements for fuel and power supply contracts volatility and changes in markets for electricity, natural gas, uranium, and other energy-related commodities changes in regulation of nuclear generating facilities and nuclear materials and fuel, including possible shutdown of nuclear generating facilities, particularly those in the Non-Utility Nuclear business uncertainty regarding the establishment of interim or permanent sites for spent nuclear fuel storage and disposal

FORWARD-LOOKING INFORMATION (Concluded)
  resolution of pending or future applications for license extensions or modifications of nuclear generating facilities changes in law resulting from federal energy legislation, including the effects of PUHCA repeal and the adoption of the FERC reliability requirements changes in environmental, tax, and other laws, including requirements for reduced emissions of sulfur, nitrogen, carbon, mercury, and other substances advances in technology
  the potential effects of threatened or actual terrorism and war the effects of Entergy's strategies to reduce tax payments the effects of litigation and government investigations
  changes in accounting standards and corporate governance
  Entergy's ability to attract and retain talented management and directors
  And the following transactional factors (in addition to others described elsewhere in this and in subsequent securities filings): (i) risks inherent in the contemplated Non-Utility Nuclear spin-off, joint venture and related transactions (including the level of debt incurred by SpinCo and the terms and costs related thereto); (ii) legislative and regulatory actions; and (iii) conditions of the capital markets during the periods covered by the forward-looking statements.  Entergy Corporation cannot provide any assurances that the spin-off or any of the proposed transactions related thereto will be completed, nor can it give assurances as to the terms on which such transactions will be consummated. The transaction is subject to certain conditions precedent, including regulatory approvals and the final approval by the Board.

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

Plan to Pursue Separation of Non-Utility Nuclear

In November 2007, the Board approved a plan to pursue a separation of the Non-Utility Nuclear business from Entergy through a tax-free spin-off of Non-Utility Nuclear to Entergy shareholders. SpinCo, the term used to identify the new company that is yet to be named, will be a new, independent company with publicly-traded common equity. In addition, under the plan, SpinCo and Entergy are expected to enter into a nuclear services joint venture, with 50% ownership by SpinCo and 50% ownership by Entergy. The joint venture board of directors will be comprised of equal membership from both Entergy and SpinCo.

At the time that the transaction is consummated under the current plan, Entergy Corporation's shareholders will own 100 percent of the common equity in both SpinCo and Entergy. Entergy expects that SpinCo's business will be comprised of Non-Utility Nuclear's assets, including its six nuclear power plants, and Non-Utility Nuclear's power marketing operation. Entergy Corporation's remaining business will primarily be comprised of the Utility business. Entergy expects to treat the results of Non-Utility Nuclear as discontinued operations after the spin-off is consummated. The nuclear services joint venture is expected to operate the nuclear assets owned by SpinCo. The joint venture is also expected to offer nuclear services to third parties, including decommissioning, plant relicensing, and plant operation administrative support services, including the services currently provided for the Cooper Nuclear Station in Nebraska.

Entergy Nuclear Operations, Inc. will supplement its application filed in July 2007 with the NRC, which seeks indirect transfer of control of the operating licenses for the six Non-Utility Nuclear power plants, to incorporate the planned business separation. Entergy Nuclear Operations, the current NRC-licensed operator of the Non-Utility Nuclear plants, will remain the operator of those plants after the separation.  Entergy Operations, Inc., the current NRC-licensed operator of Entergy's five Utility nuclear plants, will remain a wholly-owned subsidiary of Entergy and will continue to be the operator of the Utility nuclear plants.

Subject to market terms and conditions, pursuant to the plan it is expected that approximately $4.5 billion of debt financing would be incurred by SpinCo in connection with the separation. Potential uses of the proceeds could include repayment of Entergy Corporation indebtedness, share repurchases, additional investments, or other corporate purposes.

Entergy is targeting third quarter 2008 as the effective date for the spin-off and joint venture transactions to be completed. Entergy expects the transactions to qualify for tax-free treatment for U.S. federal income tax purposes for both Entergy and its shareholders. The transactions are subject to various approvals.  Final terms of the transactions and spin-off completion will be subject to the subsequent approval of the Board. As

Entergy pursues completion of the separation and establishment of the joint venture, Entergy will continue to consider possible modifications to and variations upon the transaction structure, including a sponsored spin-off, a partial initial public offering preceding the spin-off, or the addition of a third-party joint venture partner.

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

Entergy has received a total of $134.5 million as of September 30, 2007 on its Hurricane Katrina and Hurricane Rita insurance claims, including $69.5 million that Entergy received in the second quarter 2007 in settlement of its Hurricane Katrina claim with one of its excess insurers. Of the $134.5 million received, $70.7 million was allocated to Entergy New Orleans, $33.2 million to Entergy Gulf States, and $24.8 million to Entergy Louisiana. In the third quarter 2007, Entergy filed a lawsuit in the U.S. District Court for the Eastern District of Louisiana against its other excess insurer on the Hurricane Katrina claim. At issue in the lawsuit is whether any policy exclusions limit the extent of coverage provided by that insurer. Refer to Note 8 to the financial statements in the Form 10-K for a further description of Entergy's Hurricane Katrina and Hurricane Rita insurance claims and the non-nuclear property insurance coverage in place at the time the claims occurred.

Community Development Block Grant (CDBG)

See the Form 10-K for a discussion of the Katrina Relief Bill, a hurricane aid package that includes $11.5 billion in Community Development Block Grants (for the states affected by Hurricanes Katrina, Rita, and Wilma) that allows state and local leaders to fund individual recovery priorities.

In March 2007, the City Council certified that Entergy New Orleans has incurred $205 million in storm-related costs through December 2006 that are eligible for CDBG funding under the state action plan, and certified Entergy New Orleans' estimated costs of $465 million for its gas system rebuild. In April 2007, Entergy New Orleans executed an agreement with the Louisiana Office of Community Development under which $200 million of CDBG funds are being made available to Entergy New Orleans. Entergy New Orleans submitted the agreement to the bankruptcy court, which approved it on April 25, 2007. Entergy New Orleans has received $180.8 million of the funds as of September 30, 2007, and the remainder will be paid to Entergy New Orleans as it incurs and submits additional eligible costs.

Entergy New Orleans Bankruptcy

See the Form 10-K for a discussion of the Entergy New Orleans bankruptcy proceeding. On May 7, 2007, the bankruptcy judge entered an order confirming Entergy New Orleans' plan of reorganization. With the receipt of CDBG funds, and the agreement on insurance recovery with one of its excess insurers, Entergy New Orleans waived the conditions precedent in its plan of reorganization, and the plan became effective on May 8, 2007. See Note 9 to the financial statements for a description of the significant terms in Entergy New Orleans' plan of reorganization.

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

Results of Operations

Third Quarter 2007 Compared to Third Quarter 2006

Following are income statement variances for Utility, Non-Utility Nuclear, Parent & Other, and Entergy comparing the third quarter 2007 to the third quarter 2006 showing how much the line item increased or (decreased) in comparison to the prior period:
	Utility	Non-Utility Nuclear	Parent & Other (1)	Entergy
	(In Thousands)

3rd Quarter 2006 Consolidated Net Income	$290,033	$106,898	($8,048)	$388,883
Net revenue (operating revenue less fuel expense, purchased power, and other regulatory charges/credits)	116,058	141,117	(4,243)	252,932
Other operation and maintenance expenses	37,714	34,915	3,755	76,384
Taxes other than income taxes	(11,582)	7,353	(175)	(4,404)
Depreciation and amortization	(2,143)	8,616	549	7,022
Other income	19,273	(26,783)	(15,217)	(22,727)
Interest charges	20,754	(3,039)	25,853	43,568
Other (including discontinued operations)	530	(8,105)	619	(6,956)
Income taxes	48,053	4,369	(24,019)	28,403

3rd Quarter 2007 Consolidated Net Income	$333,098	$160,913	($32,852)	$461,159

(1)	Parent & Other includes eliminations, which are primarily intersegment activity.

Refer to "ENTERGY CORPORATION AND SUBSIDIARIES - SELECTED OPERATING RESULTS" for further information with respect to operating statistics.

As discussed above, Entergy New Orleans has been reconsolidated retroactive to January 1, 2007 and its results are included in each individual income statement line item for 2007. The variance explanations for the Utility for the third quarter 2007 compared to the third quarter 2006 in "Results of Operations" below reflect the 2006 results of operations of Entergy New Orleans as if it were reconsolidated in 2006, consistent with the 2007 presentation including the results in each individual income statement line item. Entergy's as-reported results for the three months ended September 30, 2006, which had Entergy New Orleans deconsolidated, and the amounts needed to reconsolidate Entergy New Orleans, which include inter-company items, are set forth in the table below.
	Three Months Ended September 30, 2006
	Entergy Corporation and Subsidiaries (as reported)	Entergy New Orleans adjustment*
	(In Thousands)

Operating Revenues	$3,254,719	$94,330
Operating Expenses:
Fuel, fuel-related, and gas purchased for resale and purchased power	1,595,335	37,571
Other operation and maintenance	590,992	24,763
Taxes other than income taxes	133,527	9,165
Depreciation and amortization	232,042	8,733
Other regulatory credits - net	(21,563)	1,040
Other operating expenses	79,978	43
Total Operating Expenses	$2,610,311	$81,315
Other Income	$91,177	($7,462)
Interest and Other Charges	$143,215	$410
Income From Continuing Operations Before Income Taxes	$592,370	$5,143
Income Taxes	$202,437	$5,143
Income From Continuing Operations	$389,933	$ -
Loss From Discontinued Operations	($1,050)	$ -
Consolidated Net Income	$388,883	$ -

*	Reflects the adjustment needed to reconsolidate Entergy New Orleans for 2006. The adjustment includes intercompany eliminations.

Net Revenue

Utility

Following is an analysis of the change in net revenue comparing the third quarter 2007 to the third quarter 2006.
Amount
(In Millions)
2006 net revenue (includes $55.8 million for Entergy New Orleans)	$1,355.1
Fuel recovery	32.6
Volume/weather	17.4
Base revenues	15.7
Net wholesale revenue	15.5
Pass-through rider revenue	(12.4)
Purchased power capacity	(18.5)
Other	10.0
2007 net revenue	$1,415.4

The fuel recovery variance is due to increased recovery in the third quarter 2007 of fuel costs from retail and special rate customers in addition to purchased power costs deferred at Entergy Louisiana and Entergy New Orleans as a result of the re-pricing, retroactive to 2003, of purchased power agreements among Entergy system companies as directed by the FERC.

The volume/weather variance resulted primarily from increased usage primarily during the unbilled sales period. See Note 1 to the financial statements in the Form 10-K for a discussion of the accounting for unbilled revenues.

The base revenues variance resulted from rate increases primarily at Entergy Louisiana effective September 2006 for the 2005 formula rate plan filing to recover LPSC-approved incremental deferred and ongoing purchased power capacity costs. The formula rate plan filing is discussed in Note 2 to the financial statements in the Form 10-K.

The net wholesale revenue variance is primarily a result of lower wholesale revenues in the third quarter 2006 due to an October 2006 FERC order requiring Entergy Arkansas to make a refund to a coal plant co-owner resulting from a contract dispute.

The pass-through rider revenue variance is primarily due to a change effective in the third quarter 2006 in the accounting for city franchise tax revenues in Arkansas as directed by the APSC. The change resulted in an increase in rider revenue in 2006 with a corresponding increase in taxes other than income taxes, resulting in no effect on net income.

The purchased power capacity variance is due to higher capacity charges. A portion of the variance is due to the amortization of deferred capacity costs and is offset in base revenues due to base rate increases implemented to recover incremental deferred and ongoing purchased power capacity charges at Entergy Louisiana, as discussed above.

Non-Utility Nuclear

Net revenue increased for Non-Utility Nuclear from $364 million for the third quarter 2006 to $506 million for the third quarter 2007 primarily due to higher pricing in its contracts to sell power and additional production available resulting from the acquisition of the Palisades plant in April 2007. Amortization of the Palisades purchased power agreement liability, which is discussed in Note 5 to the financial statements, also contributed to the increase. The increase was partially offset by the effect on revenues of a scheduled refueling outage and an unplanned outage during the third quarter 2007. Following are key performance measures for Non-Utility Nuclear for the third quarters of 2007 and 2006:

	2007	2006

Net MW in operation at September 30	4,998	4,200
Average realized price per MWh	$53.11	$44.90
GWh billed	10,105	9,119
Capacity factor	93%	99%

Other Income Statement Items

Utility

Taxes other than income taxes decreased for the Utility from $127 million for the third quarter 2006 to $107 million for the third quarter 2007 primarily due to an increase in city franchise taxes in Arkansas in 2006 as a result of a change effective in August 2006 in the accounting for city franchise tax revenues as directed by the APSC. The change resulted in an increase in taxes other than income taxes in 2006 with a corresponding increase in rider revenue, resulting in no effect on net income.

Other income increased for Utility from $19 million for the third quarter 2006 to $46 million for the third quarter 2007 primarily due to carrying charges on storm restoration costs.

Interest and other charges increased for Utility from $100 million for the third quarter 2006 to $121 million for the third quarter 2007 primarily due to the following:

  interest on first mortgage bonds primarily at Entergy New Orleans. On September 23, 2006, when the one-year interest moratorium agreed to by the bondholders expired, Entergy New Orleans resumed interest accruals on its outstanding first mortgage bonds;
  interest on securitization bonds issued during the second quarter 2007 at Entergy Gulf States;
  interest on Entergy New Orleans' third-party accounts payable pursuant to its plan of reorganization, as discussed above under "Hurricane Katrina and Hurricane Rita - Entergy New Orleans Bankruptcy"; and
  interest recorded on advances from independent power producers.

Non-Utility Nuclear

Other operation and maintenance expenses increased for Non-Utility Nuclear from $163 million for the third quarter 2006 to $198 million for the third quarter 2007 primarily due to the acquisition of the Palisades plant in April 2007.

Other income decreased for Non-Utility Nuclear from $46 million for the third quarter 2006 to $19 million for the third quarter 2007 primarily due to miscellaneous income of $27 million ($16.6 million net-of-tax) recorded in the third quarter 2006 resulting from a reduction in the decommissioning liability for a plant as a result of revised decommissioning costs and changes in assumptions regarding the timing of when decommissioning of the plant will begin.

Parent & Other

Interest charges increased for Parent & Other from $32 million for the third quarter 2006 to $58 million for the third quarter 2007 primarily due to additional borrowings on Entergy Corporation's revolving credit facilities.

Income Taxes

The effective income tax rate for the third quarter 2007 was 33.1%. The reduction in the effective income tax rate versus the federal statutory rate of 35% is primarily due to:

  an adjustment to state income taxes for Non-Utility Nuclear to reflect the effect of a change in the methodology of computing New York state income taxes as required by that state's taxing authority;
  book and tax differences related to the allowance for equity funds used during construction; and
  the amortization of investment tax credits.

These factors were partially offset by book and tax differences for utility plant items and state income taxes at the Utility operating companies.

The effective income tax rate for the third quarter 2006 was 33.8%. The reduction in the effective income tax rate for the third quarter 2006 versus the federal statutory rate of 35.0% is primarily due to the flow-through of a pension item and the favorable resolution of a tax audit issue, partially offset by state income taxes.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Following are income statement variances for Utility, Non-Utility Nuclear, Parent & Other, and Entergy comparing the nine months ended September 30, 2007 to the nine months ended September 30, 2006 showing how much the line item increased or (decreased) in comparison to the prior period:
	Utility	Non-Utility Nuclear	Parent & Other (1)	Entergy
	(In Thousands)

2006 Consolidated Net Income	$609,407	$251,806	$3,101	$864,314
Net revenue (operating revenue less fuel expense, purchased power, and other regulatory charges/credits)	252,850	304,658	(65,215)	492,293
Other operation and maintenance expenses	146,713	51,263	(20,209)	177,767
Taxes other than income taxes	25,618	10,212	4,328	40,158
Depreciation and amortization	37,365	16,045	1,343	54,753
Other income	23,195	(16,756)	(4,305)	2,134
Interest charges	35,666	(11,787)	53,098	76,977
Other (including discontinued operations)	2,106	(17,382)	(13,667)	(28,943)
Income taxes	56,455	58,785	(76,053)	39,187

2007 Consolidated Net Income	$585,741	$397,808	($42,593)	$940,956

(1)	Parent & Other includes eliminations, which are primarily intersegment activity.

Refer to "ENTERGY CORPORATION AND SUBSIDIARIES - SELECTED OPERATING RESULTS" for further information with respect to operating statistics.

The variance explanations for the Utility for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 in "Results of Operations" below reflect the 2006 results of operations of Entergy New Orleans as if it were reconsolidated in 2006, consistent with the 2007 presentation including the results in each individual income statement line item. Entergy's as-reported results for the nine months ended September 30, 2006, which had Entergy New Orleans deconsolidated, and the amounts needed to reconsolidate Entergy New Orleans, which include inter-company items, are set forth in the table below.
	Nine Months Ended Sept. 30, 2006
	Entergy Corporation and Subsidiaries (as reported)	Entergy New Orleans adjustment*
	(In Thousands)

Operating Revenues	$8,451,254	$227,484
Operating Expenses:
Fuel, fuel-related, and gas purchased for resale and purchased power	4,135,902	78,827
Other operation and maintenance	1,693,657	56,877
Taxes other than income taxes	327,995	25,853
Depreciation and amortization	655,374	24,621
Other regulatory credits - net	(124,509)	3,120
Other operating expenses	236,371	126
Total Operating Expenses	$6,924,790	$189,424
Other Income	$192,413	($22,475)
Interest and Other Charges	$420,223	$273
Income From Continuing Operations Before Income Taxes	$1,298,654	$15,312
Income Taxes	$444,170	$15,312
Income From Continuing Operations	$854,484	$ -
Income From Discontinued Operations	$9,830	$ -
Consolidated Net Income	$864,314	$ -

*	Reflects the adjustment needed to reconsolidate Entergy New Orleans for 2006. The adjustment includes intercompany eliminations.

Net Revenue

Utility

Following is an analysis of the change in net revenue comparing the nine months ended September 30, 2007 to the nine months ended September 30, 2006.

Amount
(In Millions)
2006 net revenue (includes $145.6 million for Entergy New Orleans)	$3,444.9
Base revenues	80.8
Volume/weather	74.8
Fuel recovery	40.1
Transmission revenue	28.3
Purchased power capacity	(86.5)
Net wholesale revenue	(49.8)
Other	19.6
2007 net revenue	$3,552.2

The base revenues variance resulted from rate increases primarily at Entergy Louisiana effective September 2006 for the 2005 formula rate plan filing to recover LPSC-approved incremental deferred and ongoing purchased power capacity costs. The formula rate plan filing is discussed in Note 2 to the financial statements in the Form 10-K.

The volume/weather variance resulted primarily from increased electricity usage, including increased usage during the unbilled sales period. Billed usage increased by a total of 1,110 GWh, an increase of 1.5%. See Note 1 to the financial statements in the Form 10-K for a discussion of the accounting for unbilled revenues.

The fuel recovery variance is due to the inclusion of Grand Gulf costs in Entergy New Orleans' fuel recoveries effective July 1, 2006. In June 2006, the City Council approved the recovery of Grand Gulf costs through the fuel adjustment clause, without a corresponding change in base rates (a significant portion of Grand Gulf costs was previously recovered through base rates). The increase is also due to purchased power costs deferred at Entergy Louisiana and Entergy New Orleans as a result of the re-pricing, retroactive to 2003, of purchased power agreements among Entergy system companies as directed by the FERC.

The transmission revenue variance is due to higher rates and the addition of new transmission customers in late-2006.

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

The net wholesale revenue variance is due primarily to 1) more energy available for resale at Entergy New Orleans in 2006 due to the decrease in retail usage caused by customer losses following Hurricane Katrina and 2) the inclusion in 2006 revenue of sales into the wholesale market of Entergy New Orleans' share of the output of Grand Gulf, pursuant to City Council approval of measures proposed by Entergy New Orleans to address the reduction in Entergy New Orleans' retail customer usage caused by Hurricane Katrina and to provide revenue support for the costs of Entergy New Orleans' share of Grand Gulf. The net wholesale revenue variance is partially offset by the effect of lower wholesale revenues in the third quarter 2006 due to an October 2006 FERC order requiring Entergy Arkansas to make a refund to a coal plant co-owner resulting from a contract dispute.

Non-Utility Nuclear

Net revenue increased for Non-Utility Nuclear from $1,041 million for the nine months ended September 30, 2006 to $1,346 million for the nine months ended September 30, 2007 primarily due to higher pricing in its contracts to sell power and additional production available resulting from the acquisition of the Palisades plant in April 2007. Amortization of the Palisades purchased power agreement liability, which is discussed in Note 5 to the financial statements, also contributed to the increase. The increase was partially offset by the effect on revenues of more refueling outages in 2007 as compared to the same period in 2006. Following are key performance measures for Non-Utility Nuclear for the nine months ended September 30, 2007 and 2006:

	2007	2006

Net MW in operation at Sept 30	4,998	4,200
Average realized price per MWh	$53.12	$44.33
GWh billed	27,315	26,163
Capacity factor	88%	95%

Parent & Other

Net revenue decreased for Parent & Other from $99 million for the nine months ended September 30, 2006 to $34 million for the nine months ended September 30, 2007 primarily due to the $14.1 million gain ($8.6 million net-of-tax) realized on the sale of the non-nuclear wholesale asset business' remaining interest in a power development project in the second quarter 2006. Also contributing to the decrease were higher natural gas prices in 2007 compared to the same period in 2006 as well as lower production as a result of an additional plant outage in 2007 compared to the same period in 2006. A substantial portion of the effect on net income of this decline is offset by a related decrease in other operation and maintenance expenses.

Other Income Statement Items

Utility

Other operation and maintenance expenses increased from $1,238 million for the nine months ended September 30, 2006 to $1,328 million for the nine months ended September 30, 2007 primarily due to:

  an increase of $31 million in distribution expenses, including higher contract labor costs, increases in vegetation maintenance costs, and the return to normal operations work in 2007 versus storm restoration activities in 2006 as a result of Hurricane Katrina and Hurricane Rita;
  an increase of $21 million in transmission expenses, including transmission line and substation maintenance and independent coordinator of transmission expenses;
  an increase of $21 million in nuclear expenses primarily due to non-refueling outages, increased nuclear labor and contract costs, and higher NRC fees;
  an increase of $11 million as a result of higher insurance premiums due to amending coverage in mid-2006 in addition to the timing of premium payments compared to 2006;
  an increase of $11 million due to a provision for storm-related bad debts;
  an increase of $9 million in customer service costs primarily as a result of the write-off of uncollectible customer accounts; and
  an increase of $6 million in fossil plant expenses due to the return to normal operations work in 2007 versus storm restoration activities in 2006 as a result of Hurricane Katrina and differing outage schedules and scopes from 2006 to 2007.

The increase is partially offset by a decrease of $33 million in payroll, payroll-related, and benefits costs.

Depreciation and amortization expenses increased from $618 million for the nine months ended September 30, 2006 to $630 million for the nine months ended September 30, 2007 primarily due to an increase in plant in service and a revision made in the first quarter 2006 to estimated depreciable lives involving certain intangible assets. The increase was partially offset by a revision in the third quarter 2007 related to depreciation previously recorded on storm-related assets. Recovery of the cost of those assets will now be through the securitization of storm costs approved by the LPSC in the third quarter 2007. The securitization approval is discussed in Note 2 to the financial statements.

Other income increased from $84 million for the nine months ended September 30, 2006 to $129 million for the nine months ended September 30, 2007 primarily due to carrying charges on storm restoration costs.

Interest and other charges increased from $289 million for the nine months ended September 30, 2006 to $324 million for the nine months ended September 30, 2007 primarily due to the following:

  interest on first mortgage bonds primarily at Entergy New Orleans. On September 23, 2006, when the one-year interest moratorium agreed to by the bondholders expired, Entergy New Orleans resumed interest accruals on its outstanding first mortgage bonds;
  interest on securitization bonds issued during the second quarter 2007 at Entergy Gulf States;

  interest on Entergy New Orleans' third-party accounts payable pursuant to its plan of reorganization, as discussed above under "Hurricane Katrina and Hurricane Rita - Entergy New Orleans Bankruptcy"; and
  interest recorded on advances from independent power producers.

Non-Utility Nuclear

Other operation and maintenance expenses increased from $469 million for the nine months ended September 30, 2006 to $520 million for the nine months ended September 30, 2007 primarily due to the acquisition of the Palisades plant in April 2007.

Parent & Other

Interest charges increased from $95 million for the nine months ended September 30, 2006 to $148 million for the nine months ended September 30, 2007 primarily due to additional borrowings under Entergy Corporation's revolving credit facilities.

Income Taxes

The effective income tax rate for the nine months ended September 30, 2007 was 33.5%. The reduction in the effective income tax rate versus the federal statutory rate of 35% for the nine months ended September 30, 2007 is primarily due to:

  the resolution of tax audit issues in the 2002-2003 audit cycle;
  an adjustment to state income taxes for Non-Utility Nuclear to reflect the effect of a change in the methodology of computing New York state income taxes as required by that state's taxing authority;
  book and tax differences related to the allowance for equity funds used during construction; and
  the amortization of investment tax credits.

These factors were partially offset by book and tax differences for utility plant items and state income taxes at the Utility operating companies.

The effective income tax rate for the nine months ended September 30, 2006 was 33.6%. The reduction in the effective income tax rate for the nine months ended September 30, 2006 versus the federal statutory rate of 35.0% is primarily due to:

  the flow-through of a pension item;
  the recognition of an income tax benefit related to ANO 1 steam generator removal cost; and
  the favorable resolution of a tax audit issue.

These factors were partially offset by state income taxes.

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

	September 30, 2007	December 31, 2006

Net debt to net capital	53.9%	49.4%
Effect of subtracting cash from debt	3.4%	2.9%
Debt to capital	57.3%	52.3%

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

As discussed in the Form 10-K, Entergy Corporation had in place two separate revolving credit facilities, a five-year credit facility and a three-year credit facility. The five-year credit facility was due to expire in May 2010 and the three-year facility was due to expire in December 2008.

In August 2007, Entergy Corporation entered into a new, $3.5 billion, five-year credit facility, and terminated the two previously existing facilities. Entergy Corporation has the ability to issue letters of credit against the total borrowing capacity of the facility. The weighted average interest rate as of September 30, 2007 was 5.88% on the drawn portion of the facility. The facility fee is currently 0.09% of the commitment amount. The facility fee and interest rate can fluctuate depending on the senior unsecured debt ratings of Entergy Corporation.

As of September 30, 2007, amounts outstanding under the $3.5 billion credit facility are:
Capacity	Borrowings	Letters of Credit	Capacity Available
(In Millions)

$3,500	$2,116	$71	$1,313

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

Entergy is developing its capital plan for 2008 through 2010 and currently anticipates making $5.9 billion in capital investments during that period, including approximately $2.7 billion for maintenance of Entergy's existing assets ($2.5 billion for Utility and $0.2 billion for Non-Utility Nuclear). The remaining $3.2 billion ($2.5 billion for Utility and $0.7 billion for Non-Utility Nuclear) is associated with specific investments such as the pending Ouachita and Calcasieu acquisitions, the Little Gypsy repowering, replacement of the Waterford 3 steam generators, environmental compliance spending, transmission upgrades, business function relocation, dry cask storage and nuclear license renewal projects, NYPA value sharing costs and other investments, such as potential opportunities through the Utility's supply plan initiatives that support its ability to meet load growth. The planned capital investment estimate does not include the costs associated with the potential interconnection between Entergy Gulf States and ERCOT that is discussed in Note 2 to the financial statements. These potential costs are currently estimated to be approximately $1 billion.

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

In April 2007, Entergy Louisiana announced that it plans to pursue the self-build solid fuel repowering of a 538 MW unit at its Little Gypsy plant.  Petroleum coke and coal will be the unit's primary fuel sources.  In July 2007, Entergy Louisiana filed with the LPSC for approval of the repowering project, and stated that it expects to spend $1.55 billion on the project. In addition to seeking a finding that the project is in the public interest, the filing with the LPSC asks that Entergy Louisiana be allowed to recover a portion of the project's financing costs during the construction period. Hearings were held in October 2007 and an LPSC decision could come in the fourth quarter 2007. Entergy Louisiana expects the project to be completed in 2011-2012. The planned capital investment estimate in the Form 10-K included capital required for a project of this type, although Entergy Louisiana now expects to spend approximately $100 million more through 2009 than the amounts included in the Form 10-K for the project.

In July 2007, Entergy Arkansas signed an agreement to purchase for $210 million the Ouachita Power Facility, a 789 MW natural gas-fired, combined-cycle, load-following generating facility located in north Louisiana and owned by Quachita Power, LLC.  Entergy Arkansas also plans to invest approximately $43 million in plant upgrades and transaction costs.  Upgrades to the Utility operating companies' transmission system also are expected to be required to obtain long-term transmission service for this resource.  The identity and cost of the transmission upgrades have not yet been determined definitively; additional transmission studies are currently underway.  The initial results of those additional studies are expected by the end of November 2007.  The Ouachita plant will be 100 percent owned by Entergy Arkansas, and the acquisition is expected to close in 2008.  Entergy Arkansas expects to sell to Entergy Gulf States-Louisiana, under a separate agreement, approximately one-third of the output of the Ouachita plant on a long-term basis.  The purchase of the plant is contingent upon obtaining necessary approvals, including full cost recovery, from various federal and state regulatory and permitting agencies.  Entergy Arkansas filed with the APSC in September 2007 for its approval of the acquisition, including full cost recovery, and the APSC approved a bifurcated procedural schedule whereby a hearing will be conducted first on an interim tolling agreement connected with the acquisition in December 2007, with a later hearing on the acquisition being conducted by April 2008.  APSC staff and Arkansas attorney general witnesses have filed testimony that generally oppose cost recovery by a separate rider, but argue that the cost recovery should be by the annual earnings review process currently being developed. An APSC staff witness also opposes allocating one-third of the output for sale to Entergy Gulf States-Louisiana. In November 2007, Entergy Gulf States filed a request with the LPSC for authorization for Entergy Gulf States-Louisiana to purchase one-third of the capacity and energy of the Ouachita plant during the term of the interim tolling agreement and for authorization for Entergy Gulf States-Louisiana to purchase one-third of the plant's capacity and energy on a life-of-unit basis after the plant's acquisition. The planned capital investments estimate in the Form 10-K included $190 million in 2008 for the estimated cost of an acquisition of this type.

Entergy Louisiana plans to replace the Waterford 3 steam generators, along with the reactor vessel closure head and control element drive mechanisms, in 2011.  Replacement of these components is common to pressurized water reactors throughout the nuclear industry.  The nuclear industry continues to address susceptibility to stress corrosion cracking of certain materials associated with these components within the reactor coolant system.  The issue is applicable to Waterford 3 and is managed in accordance with standard industry practices and guidelines.  Routine inspections of the steam generators during Waterford 3's Fall 2006 refueling outage identified additional degradation of certain tube spacer supports in the steam generators that required repair beyond that anticipated prior to the outage.  Corrective measures were successfully implemented to permit continued operation of the steam generators. While potential future replacement of these components had been contemplated, the discovery of the additional steam generator degradation necessitates replacement of the steam generators as soon as reasonably achievable.  2011 is the earliest that new steam generators can be manufactured and delivered for installation. The reactor vessel head and control element drive mechanisms will be replaced at the same time, utilizing the same reactor building construction opening that is necessary for the steam generator replacement.  Entergy Louisiana estimates that it will spend approximately $485 million on this project.

Entergy now expects to spend $73 million more through 2008 than the amount included in the Form 10-K planned capital investment estimate for initial development costs for potential new nuclear development at the Grand Gulf and River Bend sites, including licensing and design activities.

Dividends

On July 30, 2007, the Board declared a quarterly dividend per Entergy Corporation common share of $0.75, which is an increase from the prior quarterly dividend per share of $0.54. On October 26, 2007, the Board also declared a quarterly dividend per Entergy Corporation common share of $0.75. Declarations of dividends on Entergy's common stock are made at the discretion of the Board. Among other things, the Board evaluates the level of Entergy's common stock dividends based upon Entergy's earnings, financial strength, and future investment opportunities.

Debtor-in-Possession Credit Agreement

See the Form 10-K for a discussion of the Entergy New Orleans debtor-in-possession (DIP) credit facility between Entergy New Orleans as borrower and Entergy Corporation as lender. Pursuant to the terms of its plan of reorganization, which became effective in May 2007, Entergy New Orleans fully repaid its DIP credit facility borrowings.

Cash Flow Activity

As shown in Entergy's Statements of Cash Flows, cash flows for the nine months ended September 30, 2007 and 2006 were as follows:
	2007	2006
	(In Millions)

Cash and cash equivalents at beginning of period	$1,016	$583

Cash flow provided by (used in):
Operating activities	1,626	2,257
Investing activities	(1,451)	(1,395)
Financing activities	258	(699)
Effect of exchange rates on cash and cash equivalents	-	(1)
Net increase in cash and cash equivalents	433	162

Effect of reconsolidating Entergy New Orleans in 2007	17	-

Cash and cash equivalents at end of period	$1,466	$745

Operating Activities

Entergy's cash flow provided by operating activities decreased by $631 million for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. Following are cash flows from operating activities by segment:

  Utility provided $1,212 million in cash from operating activities in 2007 compared to providing $1,683 million in 2006, primarily due to decreased collection of fuel costs, the catch-up in receivable collections in 2006 due to delays caused by the hurricanes in 2005, and the receipt of an income tax refund in 2006 compared to income tax payments being made in 2007, partially offset by the receipt of $181 million of Community Development Block Grant funds by Entergy New Orleans in 2007, significant storm restoration spending in 2006, and a decrease in the amount of pension funding payments in 2007. A $344 million income tax refund was received by Entergy Corporation in 2006 (including $71 million attributable to Entergy New Orleans) as a result of net operating loss carry back provisions contained in the Gulf Opportunity Zone Act of 2005. In accordance with Entergy's intercompany tax allocation agreement, $273 million of the refund was distributed to the Utility business in April 2006, with most of the remainder distributed to Non-Utility Nuclear.
  Non-Utility Nuclear provided $535 million in cash from operating activities in 2007 compared to providing $648 million in 2006. The decrease is due to the receipt of income tax refunds in 2006 compared to income tax payments being made in 2007, along with spending associated with four refueling outages in 2007 compared to one in 2006. The decrease was offset partially by the cash flows attributable to higher net revenue.
  Parent & Other used $120 million in cash in operating activities in 2007 compared to $75 million in 2006, primarily due to an increase in interest payments by Entergy Corporation.

Investing Activities

Net cash used in investing activities increased by $56 million for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. The following activity is notable in comparing the nine months ended September 30, 2007 to the nine months ended September 30, 2006:

  Construction expenditures were $169 million lower in 2007 than in 2006, primarily due to storm restoration expenditures by the Utility in 2006.
  Non-Utility Nuclear purchased the Palisades power plant in April 2007.
  Entergy Mississippi purchased the Attala power plant in January 2006.
  Insurance proceeds received increased by $64 million in 2007 because of payments received on Hurricane Katrina and Hurricane Rita claims.
  In 2006, Entergy received proceeds from the sale of the retail electric portion of the Competitive Retail Services business operating in the ERCOT region of Texas and the sale of the non-nuclear wholesale asset business' remaining interest in a power development project.

Financing Activities

Financing activities provided $258 million of cash for the nine months ended September 30, 2007 compared to using $699 million of cash for the nine months ended September 30, 2006. The following activity is notable in comparing the nine months ended September 30, 2007 to the nine months ended September 30, 2006:

  Entergy Corporation increased the net borrowings under its credit facilities by $1,296 million in 2007, compared to decreasing the net borrowings under its credit facilities by $290 million in 2006. See Note 4 to the financial statements for a description of the Entergy Corporation credit facilities.
  A subsidiary of Entergy Gulf States issued $329.5 million of securitization bonds in June 2007. See Note 4 to the financial statements for additional information regarding the securitization bonds.
  Entergy Mississippi redeemed $100 million of first mortgage bonds in 2007 and issued $100 million of first mortgage bonds in 2006.

  Entergy Corporation repurchased $1,024 million of its common stock in 2007, and did not repurchase any shares of its common stock in 2006.
  Entergy Louisiana Holdings, Inc. redeemed all $100.5 million of its outstanding preferred stock in June 2006.
  Entergy Arkansas borrowed $60 million against its credit facility in 2007 and Entergy Louisiana repaid $40 million in borrowings against its credit facility in 2006.

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

System Agreement Proceedings

Rough Production Cost Equalization proceeding

In May 2007 Entergy filed with the FERC the rates to implement the FERC's orders in the System Agreement proceeding that are discussed in the Form 10-K. The filing shows the following payments/receipts among the Utility operating companies for 2007, based on calendar year 2006 production costs, commencing for service in June 2007, are necessary to achieve rough production cost equalization as defined by the FERC's orders:
Payments or (Receipts)
(In Millions)
Entergy Arkansas	$252
Entergy Gulf States	($120)
Entergy Louisiana	($91)
Entergy Mississippi	($41)
Entergy New Orleans	$0

Several parties intervened in the rate proceeding at the FERC, including the APSC, the MPSC, the Council, and the LPSC, which have also filed protests. Certain Entergy Arkansas wholesale customers also intervened, raising issues regarding whether the bandwidth payments are properly reflected in the wholesale rate that Entergy Arkansas charges. The APSC, the MPSC, and the Council ask the FERC to confirm that the FERC did not intend to preempt a retail regulator from undertaking an independent prudence review of the production costs in setting retail rates, or ask the FERC to set the rough production cost equalization payments/receipts for hearing to allow the retail regulators the opportunity to evaluate the prudence of the underlying production costs. In July 2007, the FERC accepted the proposed rates for filing, allowed them to go into effect as of June 1, 2007, subject to refund, and set the filing, including the calculation and underlying production costs, for hearing and settlement procedures. Settlement procedures have been terminated, and the proceeding is set for hearing in May 2008.

Entergy Arkansas will pay $36 million per month for seven months, and began making the payments to Entergy Gulf States, Entergy Louisiana, and Entergy Mississippi in June 2007. As discussed in Note 2 to the financial statements, the APSC has approved through December 31, 2008 a production cost allocation rider for recovery from customers of the retail portion of the costs allocated to Entergy Arkansas.

Additionally, the Utility operating companies had filed with the FERC proposing certain modifications to the rough production cost equalization calculation. The FERC rejected certain of the proposed modifications, accepted certain of the proposed modifications without further proceedings, and set two of the proposed modifications for hearing and settlement procedures. A settlement in principle was reached in one of the proceedings, which settlement has been filed with the FERC. Settlement procedures were terminated in the second proceeding that involves changes to the functionalization of costs to the production function and a hearing in that proceeding is currently scheduled for March 2008.

On April 27, 2007, the FERC denied the requests for rehearing filed regarding the Utility operating companies' compliance filing to implement the System Agreement decision, with one exception regarding the issue of retrospective refunds. That issue will be addressed subsequent to the remanded proceeding involving the interruptible load decision discussed in the paragraph further below in this section. The LPSC appealed the decision to the D.C. Circuit Court of Appeals, and the Utility operating companies and the APSC intervened in that appeal.

Based on the FERC's April 27, 2007 order on rehearing, Entergy Arkansas recorded accounts payable and Entergy Gulf States, Entergy Louisiana, and Entergy Mississippi recorded accounts receivable to reflect the rough production cost equalization payments and receipts required to implement the FERC's remedy based on calendar year 2006 production costs that FERC accepted for filing and allowed to go into effect in June 2007. Entergy Arkansas recorded a corresponding regulatory asset for its right to collect the payments from its customers, and Entergy Gulf States, Entergy Louisiana, and Entergy Mississippi recorded corresponding regulatory liabilities for their obligations to pass the receipts on to their customers. The regulatory asset and liabilities are shown as "System Agreement cost equalization" on the respective balance sheets. The liabilities and assets for the estimated payments and receipts that may be required to implement the FERC's remedy based on calendar year 2007 production costs will be recorded at the end of 2007 when all production costs for 2007 have been incurred.  The level of any payments and receipts is significantly affected by a number of factors, including, among others, weather, the price of alternative fuels, the operating characteristics of the Entergy System generating fleet, and multiple factors affecting the calculation of the non-fuel related revenue requirement components of the total production costs, such as plant investment.

As discussed in the Form 10-K, various parties, including the LPSC and the APSC, appealed to the D.C. Circuit the FERC's June 1 and December 19, 2005 orders establishing the rough production cost equalization bandwidth. The D.C. Circuit held oral argument on the appeals on November 2, 2007.

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

Other System Agreement-related Proceedings and Activity

As discussed in the Form 10-K, in June 2006 the APSC filed a complaint at the FERC that states, "the purpose of the complaint is to institute an investigation into the prudence of Entergy's practices affecting the wholesale rates that flow through its System Agreement." In June 2007 the FERC denied the APSC's complaint on the basis that it was premature. The FERC found that the annual rough production cost equalization filing is the appropriate proceeding for the retail regulators to raise prudence issues. Regarding transmission, the FERC found that the FERC has recently implemented reforms related to transmission. If those reforms are inadequate to address the APSC's concerns, then it can renew its complaint. The APSC, the MPSC, and the Council have asked for rehearing or clarification of this order to confirm that the FERC did not intend to preempt a retail regulator from undertaking an independent prudence review of the production costs in setting retail rates.

As discussed in the Form 10-K, on December 18, 2006, the LPSC filed a complaint requesting the FERC "immediately institute a proceeding to determine whether, and on what terms, [Entergy Arkansas] may withdraw" from the System Agreement. In June 2007 the FERC denied the LPSC's complaint on the basis that it was premature. The FERC's order indicates that the FERC will evaluate at the time of Entergy Arkansas' departure whether "the System Agreement will remain just and reasonable for the remaining members .. . . and likewise that any new Entergy Arkansas jurisdictional wholesale arrangements will be just and reasonable." The FERC Order goes on to state that "in light of the history and nature of the existing members' planning and operation of their facilities under the System Agreement, it is possible it may ultimately be appropriate to require transition measures or other conditions to ensure just and reasonable wholesale rates and services" upon the termination of Entergy Arkansas' participation in the current System Agreement.

On April 3, 2007, the U.S. Court of Appeals for the D.C. Circuit issued its opinion in the LPSC's appeal of the FERC's March 2004 and April 2005 orders related to the treatment under the System Agreement of the Utility operating companies' interruptible loads.  In its opinion, the D.C. Circuit concluded that the FERC (1) acted arbitrarily and capriciously by allowing the Utility operating companies to phase-in the effects of the elimination of the interruptible load over a 12-month period of time; (2) failed to adequately explain why refunds could not be ordered under Section 206(c) of the Federal Power Act; and (3) exercised appropriately its discretion to defer addressing the cost of sulfur dioxide allowances until a later time.  The D.C. Circuit remanded the matter to the FERC for a more considered determination on the issue of refunds. The FERC issued its order on remand in September 2007, in which it directs Entergy to make a compliance filing removing all interruptible load from the computation of peak load responsibility commencing April 1, 2004 and to issue any necessary refunds to reflect this change. In addition, the order directs the Utility operating companies to make refunds for the period May 1995 through July 1996. Entergy, the APSC, the MPSC, and the City Council have requested rehearing of the FERC's order on remand. The FERC granted the Utility operating companies' request to delay the payment of refunds for the period May 1995 through July 1996 until 30 days following a FERC order on rehearing.

In October 2007 the MPSC issued a letter confirming its belief that Entergy Mississippi should exit the System Agreement in light of recent developments involving the System Agreement. The MPSC letter also requests that Entergy Mississippi advise the MPSC regarding the status of the Utility operating companies' effort to develop successor arrangements to the System Agreement and advise the MPSC regarding Entergy Mississippi's position with respect to withdrawal from the System Agreement. In November 2007, pursuant to the provisions of the System Agreement, Entergy Mississippi provided its written notice to terminate its participation in the System Agreement effective ninety-six (96) months from the date of the notice or such earlier date as authorized by the FERC.

In conjunction with the application of Entergy Gulf States and Calcasieu Power, LLC seeking FERC approval of Entergy Gulf States' acquisition of the Calcasieu Generating Facility, the Utility operating companies filed a Petition for Declaratory Order requesting that the FERC find either (1) that in those circumstances where a resource to be acquired or constructed has been determined by Entergy's Operating Committee to be a resource devoted to serving Entergy System load and has been approved by the applicable retail regulator, the cost of such resource shall be reflected in the rough production cost equalization calculation; or (2) that Entergy Gulf States' acquisition of the Calcasieu facility is prudent and the costs are properly reflected in the rough production cost equalization calculation.  The APSC, LPSC, MPSC, City Council, and several other parties intervened in the proceeding, with the APSC, LPSC, and City Council filing protests.  In July 2007 the FERC denied the application for a declaratory order. The FERC concluded that (1) the circumstances surrounding resource acquisition on the Entergy System were not of sufficient "local interest" to warrant the FERC deferring to the findings of the applicable regulator; and (2) with respect to the alternative request for relief, consistent with its prior precedent, the FERC would not "entertain the issue of the prudence of a purchase until such time as the purchaser passes on the cost of the purchase to its customers." Entergy Gulf States and Calcasieu Power's application before the FERC seeking approval of the acquisition is still pending.

Independent Coordinator of Transmission (ICT)

In May 2007 the FERC denied the requests for rehearing of its October 2006 order. In June 2007, the Utility operating companies made their compliance filing pursuant to the FERC's order denying rehearing.

As discussed in the Form 10-K, in the FERC's April 2006 order approving Entergy's ICT proposal, the FERC stated that the weekly procurement process (WPP) must be operational within approximately 14 months of the FERC order, or June 24, 2007, or the FERC may reevaluate all approvals to proceed with the ICT.  The Utility operating companies have been working with the ICT and a software vendor to develop the software and systems necessary to implement the WPP. The Utility operating companies also filed with the FERC in April 2007 a request to make certain corrections and limited modifications to the current WPP tariff provisions. The Utility operating companies have filed status reports with the FERC notifying the FERC that, due to unexpected issues with the development of the WPP software and testing, the WPP is still not operational. The Utility operating companies have notified the FERC that Entergy will continue to pursue the implementation of the WPP as soon as possible and will notify the FERC upon the successful completion of the software testing.

In October 2006 the Utility operating companies filed revisions to their Open Access Transmission Tariff ("OATT") with the FERC to establish a mechanism to recover from their wholesale transmission customers the (1) costs incurred to develop or join an RTO and to develop the ICT; and (2) the on-going costs that will be incurred under the ICT agreement. Several parties intervened opposing the proposed tariff revisions. In December 2006 the FERC accepted for filing Entergy's proposed tariff revisions, and set them for hearing and settlement procedures. In its Order, the FERC concluded that each of the Utility operating companies "should be allowed the opportunity to recover its start up costs associated with its formation of the ICT and its participation in prior failed attempts to form an RTO," but also that the proposed tariffs raised issues of fact that are more properly addressed through hearing and settlement procedures. In June 2007 the Utility operating companies reached a settlement-in-principle with the parties to the proceeding and the settlement has been filed with the FERC.

Available Flowgate Capacity (AFC) Proceeding

In April 2007 the FERC issued an order terminating the AFC hearing involving Entergy because Entergy's ICT has been installed. In accordance with the provisions of the FERC order approving the ICT, during the first three quarters of 2007 the Utility operating companies notified the FERC, the ICT, and the stakeholders that certain instances had been identified in which software errors related to the AFC process had resulted in the reporting of inaccurate data.  Following the reporting of these errors, certain market participants continue to urge the FERC to move forward with an AFC hearing in light of the identified errors.

Market-based Rate Authority

As discussed in the Form 10-K, in May 2005, the FERC instituted a proceeding under Section 206 of the FPA to investigate whether Entergy satisfies the FERC's transmission market power and affiliate abuse/reciprocal dealing standards for the granting of market-based rate authority, and established a refund effective date pursuant to the provisions of Section 206 for purposes of the additional issues set for hearing.  The FERC decided to hold that investigation in abeyance, however, pending the outcomes of the ICT proceedings and Entergy's affiliate purchased power agreements proceeding. In June 2005, Entergy sought rehearing of the May order instituting the proceeding. The FERC terminated the Section 206 proceeding in May 2007 and dismissed Entergy's request for rehearing as moot. The FERC found that there was no further need for the proceeding.

Market and Credit Risk Sensitive Instruments

Commodity Price Risk

Power Generation

As discussed more fully in the Form 10-K, the sale of electricity from the power generation plants owned by Entergy's Non-Utility Nuclear business, unless otherwise contracted, is subject to the variability of market power prices. Following is an updated summary of the amount of Non-Utility Nuclear's output that is sold forward under physical or financial contracts (2007 represents the remaining quarter of the year):

	2007	2008	2009	2010	2011	2012
Non-Utility Nuclear (including Palisades acquisition):
Percent of planned generation sold forward:
Unit-contingent	48%	50%	42%	30%	29%	16%
Unit-contingent with availability guarantees (1)	40%	36%	35%	28%	14%	7%
Firm liquidated damages	7%	5%	0%	0%	0%	0%
Total	95%	91%	77%	58%	43%	23%
Planned generation (TWh)	11	41	41	40	41	41
Average contract price per MWh	$47	$54	$60	$59	$55	$51

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

See the Form 10-K for a discussion of Non-Utility Nuclear's value sharing agreements with NYPA for energy sales from the FitzPatrick and Indian Point 3 power plants. In October 2007 Non-Utility Nuclear and NYPA amended and restated the value sharing agreements to clarify and amend certain provisions of the original terms. Under the amended value sharing agreements Non-Utility Nuclear will make annual payments to NYPA based on the generation output of the Indian Point 3 and FitzPatrick plants from January 2007 through December 2014. Non-Utility Nuclear will pay NYPA $6.59 per MWh for power sold from Indian Point 3, up to an annual cap of $48 million, and $3.91 per MWh for power sold from FitzPatrick, up to an annual cap of $24 million. The annual payment for each year is due by January 15 of the following year, with the payment for year 2007 output due on January 15, 2008. If Entergy or an Entergy affiliate ceases to own the plants, then, after January 2009, the annual payment obligation terminates for generation after the date that Entergy ownership ceases.

Non-Utility Nuclear had previously calculated that $0 was owed to NYPA under the value sharing agreements for generation output in 2005 and 2006. In November 2006 NYPA filed a demand for arbitration claiming that $90.5 million was due to NYPA for 2005 under these agreements, and NYPA filed in April 2007 an amended demand for arbitration claiming that an additional $54 million was due to NYPA for 2006 under the value sharing agreements. As part of their agreement to amend the value sharing agreements, Non-Utility Nuclear and NYPA waived all present and future claims under the previous value sharing terms, including the claims for 2005 and 2006 pending before the arbitrator.

Non-Utility Nuclear will record its liability for payments to NYPA as power is generated and sold by Indian Point 3 and FitzPatrick. Non-Utility Nuclear recorded a $57 million liability for generation through September 30, 2007. An amount equal to the liability will be recorded to the plant asset account as contingent purchase price consideration for the plants. This amount will be depreciated over the expected remaining useful life of the plants.

Some of the agreements to sell the power produced by Entergy's Non-Utility Nuclear power plants contain provisions that require an Entergy subsidiary to provide collateral to secure its obligations under the agreements. The Entergy subsidiary is required to provide collateral based upon the difference between the current market and contracted power prices in the regions where Non-Utility Nuclear sells power. The primary form of collateral to satisfy these requirements is an Entergy Corporation guaranty.  Cash and letters of credit are also acceptable forms of collateral.  At September 30, 2007, based on power prices at that time, Entergy had in place as collateral $747 million of Entergy Corporation guarantees for wholesale transactions, including $65 million of guarantees that support letters of credit. The assurance requirement associated with Non-Utility Nuclear is estimated to increase by an amount of up to $325 million if gas prices increase $1 per MMBtu in both the short- and long-term markets. In the event of a decrease in Entergy Corporation's credit rating to below investment grade, Entergy will be required to replace Entergy Corporation guarantees with cash or letters of credit under some of the agreements.

In addition to selling the power produced by its plants, the Non-Utility Nuclear business sells installed capacity to load-serving distribution companies in order for those companies to meet requirements placed on them by the ISO in their area. Following is a summary of the amount of the Non-Utility Nuclear business' installed capacity that is currently sold forward, and the blended amount of the Non-Utility Nuclear business' planned generation output and installed capacity that is currently sold forward (2007 represents the remaining quarter of the year):

	2007	2008	2009	2010	2011	2012
Non-Utility Nuclear (including Palisades acquisition):
Percent of capacity sold forward:
Bundled capacity and energy contracts	27%	27%	26%	26%	26%	19%
Capacity contracts	61%	59%	34%	16%	9%	2%
Total	88%	86%	60%	42%	35%	21%
Planned net MW in operation	4,998	4,998	4,998	4,998	4,998	4.998
Average capacity contract price per kW per month	$1.7	$1.8	$1.7	$2.5	$3.1	$3.5
Blended Capacity and Energy (based on revenues)
% of planned generation and capacity sold forward	93%	88%	73%	52%	36%	18%
Average contract revenue per MWh	$49	$56	$61	$60	$56	$52

As of September 30, 2007, approximately 99% of Non-Utility Nuclear's counterparty exposure from energy and capacity contracts is with counterparties with investment grade credit ratings.

Critical Accounting Estimates

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy's accounting for nuclear decommissioning costs, unbilled revenue, impairment of long-lived assets, qualified pension and other postretirement benefits, and other contingencies.

New Accounting Pronouncements

In September 2006 the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" (SFAS 157), which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 generally does not require any new fair value measurements. However, in some cases, the application of SFAS 157 in the future may change Entergy's practice for measuring and disclosing fair values under other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for Entergy in the first quarter 2008 and will be applied prospectively. Entergy is currently evaluating SFAS 157 and its potential future effects on its financial position, results of operations, and cash flows.

The FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS 159) during the first quarter 2007. SFAS 159 provides an option for companies to select certain financial assets and liabilities to be accounted for at fair value with changes in the fair value of those assets or liabilities being reported through earnings. The intent of the standard is to mitigate volatility in reported earnings caused by the application of the more complicated fair value hedging accounting rules. Under SFAS 159, companies can select existing assets or liabilities for this fair value option concurrent with the effective date of January 1, 2008 for companies with fiscal years ending December 31 or can select future assets or liabilities as they are acquired or entered into. Entergy is in the process of evaluating the potential effect of making this accounting election, but does not expect the provisions of this standard to have a material effect on its financial position, results of operations, or cash flows.

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

(Page left blank intentionally)

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Three and Nine Months Ended September 30, 2007 and 2006
(Unaudited)

	Three Months Ended		Nine Months Ended
	2007	2006	2007	2006
	(In Thousands, Except Share Data)

OPERATING REVENUES
Electric	$2,646,546	$2,761,124	$6,952,648	$7,031,771
Natural gas	30,154	12,495	158,014	63,522
Competitive businesses	612,387	481,100	1,641,836	1,355,961
TOTAL	3,289,087	3,254,719	8,752,498	8,451,254

OPERATING EXPENSES
Operating and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	809,283	987,558	2,192,296	2,489,347
Purchased power	520,622	607,777	1,565,861	1,646,555
Nuclear refueling outage expenses	44,387	43,045	131,977	127,584
Other operation and maintenance	667,376	590,992	1,871,424	1,693,657
Decommissioning	43,597	36,933	123,507	108,787
Taxes other than income taxes	129,123	133,527	368,153	327,995
Depreciation and amortization	239,064	232,042	710,127	655,374
Other regulatory charges (credits) - net	25,303	(21,563)	62,187	(124,509)
TOTAL	2,478,755	2,610,311	7,025,532	6,924,790

OPERATING INCOME	810,332	644,408	1,726,966	1,526,464

OTHER INCOME
Allowance for equity funds used during construction	9,367	7,721	34,084	32,088
Interest and dividend income	63,754	37,720	174,811	116,689
Equity in earnings of unconsolidated equity affiliates	1,432	14,772	3,533	26,843
Miscellaneous - net	(6,103)	30,964	(17,881)	16,793
TOTAL	68,450	91,177	194,547	192,413

INTEREST AND OTHER CHARGES
Interest on long-term debt	133,165	125,907	380,321	369,058
Other interest - net	52,503	15,035	118,270	47,532
Allowance for borrowed funds used during construction	(5,260)	(4,538)	(20,175)	(18,989)
Preferred dividend requirements and other	6,375	6,811	18,784	22,622
TOTAL	186,783	143,215	497,200	420,223

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	691,999	592,370	1,424,313	1,298,654

Income taxes	230,840	202,437	483,357	444,170

INCOME FROM CONTINUING OPERATIONS	461,159	389,933	940,956	854,484

INCOME (LOSS) FROM DISCONTINUED OPERATIONS (net of income
tax expense (benefit) of ($563) and $5,423, respectively)	-	(1,050)	-	9,830

CONSOLIDATED NET INCOME	$461,159	$388,883	$940,956	$864,314

Basic earnings per average common share:
Continuing operations	$2.37	$1.87	$4.77	$4.11
Discontinued operations	-	-	-	0.05
Basic earnings per average common share	$2.37	$1.87	$4.77	$4.16
Diluted earnings per average common share:
Continuing operations	$2.30	$1.83	$4.63	$4.03
Discontinued operations	-	-	-	0.05
Diluted earnings per average common share	$2.30	$1.83	$4.63	$4.08
Dividends declared per common share	$0.75	$0.54	$1.83	$1.62

Basic average number of common shares outstanding	194,864,359	208,382,863	197,443,652	208,034,946
Diluted average number of common shares outstanding	200,532,942	212,404,770	203,362,110	211,782,858

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2007 and 2006
(Unaudited)
	2007	2006
	(In Thousands)

OPERATING ACTIVITIES
Consolidated net income	$940,956	$864,314
Adjustments to reconcile consolidated net income to net cash flow provided by operating activities:
Reserve for regulatory adjustments	(18,337)	43,960
Other regulatory charges (credits) - net	62,187	(124,509)
Depreciation, amortization, and decommissioning	833,634	765,627
Deferred income taxes, investment tax credits, and non-current taxes accrued	510,435	611,766
Equity in earnings of unconsolidated equity affiliates - net of dividends	(3,533)	(24,669)
Changes in working capital:
Receivables	(317,454)	210,311
Fuel inventory	390	3,652
Accounts payable	(155,736)	(390,804)
Taxes accrued	(176,790)	66,046
Interest accrued	8,180	3,190
Deferred fuel	(89,558)	436,663
Other working capital accounts	(53,977)	111,491
Provision for estimated losses and reserves	24,753	27,595
Changes in other regulatory assets	124,102	(193,323)
Other	(62,500)	(153,953)
Net cash flow provided by operating activities	1,626,752	2,257,357

INVESTING ACTIVITIES
Construction/capital expenditures	(1,083,090)	(1,251,732)
Allowance for equity funds used during construction	34,084	32,088
Nuclear fuel purchases	(272,137)	(260,759)
Proceeds from sale/leaseback of nuclear fuel	128,292	135,079
Proceeds from sale of assets and businesses	13,063	77,159
Payment for purchase of plant	(336,211)	(88,199)
Insurance proceeds received for property damages	82,648	18,227
Decrease in other investments	71,770	56,501
Proceeds from nuclear decommissioning trust fund sales	1,299,685	580,745
Investment in nuclear decommissioning trust funds	(1,388,806)	(655,788)
Other regulatory investments	-	(38,506)
Net cash flow used in investing activities	(1,450,702)	(1,395,185)

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2007 and 2006
(Unaudited)
	2007	2006
	(In Thousands)

FINANCING ACTIVITIES
Proceeds from the issuance of:
Long-term debt	2,437,163	1,377,701
Preferred stock	-	73,354
Common stock and treasury stock	59,175	32,072
Retirement of long-term debt	(889,813)	(1,598,425)
Repurchase of common stock	(1,024,185)	-
Redemption of preferred stock	(3,450)	(183,881)
Changes in credit line borrowings - net	60,000	(40,000)
Dividends paid:
Common stock	(361,574)	(337,104)
Preferred stock	(19,532)	(22,861)
Net cash flow provided by (used in) financing activities	257,784	(699,144)

Effect of exchange rates on cash and cash equivalents	(394)	(820)

Net increase in cash and cash equivalents	433,440	162,208

Cash and cash equivalents at beginning of period	1,016,152	582,820

Effect of the reconsolidation of Entergy New Orleans on cash and cash equivalents	17,093	-

Cash and cash equivalents at end of period	$1,466,685	$745,028

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period for:
Interest - net of amount capitalized	$449,038	$390,059
Income taxes	$349,058	($197,560)

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
September 30, 2007 and December 31, 2006
(Unaudited)
	2007	2006
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$127,307	$117,379
Temporary cash investments - at cost,
which approximates market	1,339,378	898,773
Total cash and cash equivalents	1,466,685	1,016,152
Note receivable - Entergy New Orleans DIP loan	-	51,934
Notes receivable	421	699
Accounts receivable:
Customer	638,059	410,512
Allowance for doubtful accounts	(27,537)	(19,348)
Other	475,037	487,264
Accrued unbilled revenues	345,321	249,165
Total accounts receivable	1,430,880	1,127,593
Deferred fuel costs	35,522	-
Accumulated deferred income taxes	-	11,680
Fuel inventory - at average cost	197,749	193,098
Materials and supplies - at average cost	683,000	604,998
Deferred nuclear refueling outage costs	209,473	147,521
System agreement cost equalization	107,886	-
Prepayments and other	106,449	171,759
TOTAL	4,238,065	3,325,434

OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity	79,262	229,089
Decommissioning trust funds	3,303,701	2,858,523
Non-utility property - at cost (less accumulated depreciation)	212,110	212,726
Other	69,711	47,115
TOTAL	3,664,784	3,347,453

PROPERTY, PLANT AND EQUIPMENT
Electric	32,568,142	30,713,284
Property under capital lease	737,459	730,182
Natural gas	297,355	92,787
Construction work in progress	973,798	786,147
Nuclear fuel under capital lease	317,653	336,017
Nuclear fuel	573,489	494,759
TOTAL PROPERTY, PLANT AND EQUIPMENT	35,467,896	33,153,176
Less - accumulated depreciation and amortization	14,891,183	13,715,099
PROPERTY, PLANT AND EQUIPMENT - NET	20,576,713	19,438,077

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
SFAS 109 regulatory asset - net	677,166	740,110
Other regulatory assets	3,103,377	2,768,352
Deferred fuel costs	168,122	168,122
Long-term receivables	16,257	19,349
Goodwill	377,172	377,172
Other	936,861	898,662
TOTAL	5,278,955	4,971,767

TOTAL ASSETS	$33,758,517	$31,082,731

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY
September 30, 2007 and December 31, 2006
(Unaudited)
	2007	2006
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$626,942	$181,576
Notes payable	83,037	25,039
Accounts payable	978,614	1,122,596
Customer deposits	283,526	248,031
Taxes accrued	10,534	187,324
Accumulated deferred income taxes	20,494	-
Interest accrued	187,015	160,831
Deferred fuel costs	-	73,031
Obligations under capital leases	153,559	153,246
Pension and other postretirement liabilities	32,693	41,912
System agreement cost equalization	107,886	-
Other	239,208	271,544
TOTAL	2,723,508	2,465,130

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	6,328,049	5,820,700
Accumulated deferred investment tax credits	348,099	358,550
Obligations under capital leases	176,648	188,033
Other regulatory liabilities	531,311	449,237
Decommissioning and asset retirement cost liabilities	2,355,912	2,023,846
Transition to competition	79,098	79,098
Accumulated provisions	129,906	88,902
Pension and other postretirement liabilities	1,409,540	1,410,433
Long-term debt	10,147,126	8,798,087
Preferred stock with sinking fund	7,050	10,500
Other	1,187,878	847,415
TOTAL	22,700,617	20,074,801

Commitments and Contingencies

Preferred stock without sinking fund	364,479	344,913

SHAREHOLDERS' EQUITY
Common stock, $.01 par value, authorized 500,000,000
shares; issued 248,174,087 shares in 2007 and in 2006	2,482	2,482
Paid-in capital	4,846,834	4,827,265
Retained earnings	6,687,955	6,113,042
Accumulated other comprehensive income (loss)	8,194	(100,512)
Less - treasury stock, at cost (53,911,876 shares in 2007 and
45,506,311 shares in 2006)	3,575,552	2,644,390
TOTAL	7,969,913	8,197,887

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$33,758,517	$31,082,731

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS, COMPREHENSIVE INCOME, AND PAID-IN CAPITAL
For the Three Months Ended September 30, 2007 and 2006
(Unaudited)

	2007		2006
	(In Thousands)

RETAINED EARNINGS

Retained Earnings - Beginning of period	$6,372,687		$5,681,618

Add: Consolidated net income	461,159	$461,159	388,883	$388,883

Deduct:
Dividends declared on common stock	145,891		112,570
Capital stock and other expenses	-		1,621
Total	145,891		114,191

Retained Earnings - End of period	$6,687,955		$5,956,310

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance at beginning of period:
Accumulated derivative instrument fair value changes	($59,562)		($194,629)

Pension and other postretirement liabilities	(105,770)		-

Net unrealized investment gains	116,897		59,376

Foreign currency translation	6,666		3,773

Minimum pension liability	-		(22,345)
Total	(41,769)		(153,825)

Net derivative instrument fair value changes
arising during the period (net of tax expense of $24,296 and $17,470)	42,201	42,201	27,295	27,295

Pension and other postretirement liabilities (net of tax expense of $682)	69	69	-	-

Net unrealized investment gains (net of tax expense of $24,586 and $18,788)	7,541	7,541	23,840	23,840

Foreign currency translation (net of tax expense of $82 and $143)	152	152	265	265

Minimum pension liability (net of tax expense of $386)	-	-	617	617

Balance at end of period:
Accumulated derivative instrument fair value changes	(17,361)		(167,334)

Pension and other postretirement liabilities	(105,701)		-

Net unrealized investment gains	124,438		83,216

Foreign currency translation	6,818		4,038

Minimum pension liability	-		(21,728)
Total	$8,194		($101,808)
Comprehensive Income		$511,122		$440,900

PAID-IN CAPITAL

Paid-in Capital - Beginning of period	$4,841,059		$4,817,628

Add:
Common stock issuances related to stock plans	5,775		1,264

Paid-in Capital - End of period	$4,846,834		$4,818,892

See Notes to Financial Statements.
32

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS, COMPREHENSIVE INCOME, AND PAID-IN CAPITAL
For the Nine Months Ended September 30, 2007 and 2006
(Unaudited)

	2007		2006
	(In Thousands)

RETAINED EARNINGS

Retained Earnings - Beginning of period	$6,113,042		$5,433,931

Add:
Consolidated net income	940,956	$940,956	864,314	$864,314
Adjustment related to FIN 48 implementation	(4,600)		-
Total	936,356		864,314

Deduct:
Dividends declared on common stock	361,443		337,004
Capital stock and other expenses	-		4,931
Total	361,443		341,935

Retained Earnings - End of period	$6,687,955		$5,956,310

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance at beginning of period:
Accumulated derivative instrument fair value changes	($105,578)		($392,614)

Pension and other postretirement liabilities	(105,909)		-

Net unrealized investment gains	104,551		67,923

Foreign currency translation	6,424		3,217

Minimum pension liability	-		(22,345)
Total	(100,512)		(343,819)

Net derivative instrument fair value changes
arising during the period (net of tax expense of $54,472 and $149,013)	88,217	88,217	225,280	225,280

Pension and other postretirement liabilities (net of tax expense of $2,048)	208	208	-	-

Net unrealized investment gains (net of tax expense of $31,693 and $10,986)	19,887	19,887	15,293	15,293

Foreign currency translation (net of tax expense of $212 and $442)	394	394	821	821

Minimum pension liability (net of tax expense of $386)	-	-	617	617

Balance at end of period:
Accumulated derivative instrument fair value changes	(17,361)		(167,334)

Pension and other postretirement liabilities	(105,701)		-

Net unrealized investment gains	124,438		83,216

Foreign currency translation	6,818		4,038

Minimum pension liability	-		(21,728)
Total	$8,194		($101,808)
Comprehensive Income		$1,049,662		$1,106,325

PAID-IN CAPITAL

Paid-in Capital - Beginning of period	$4,827,265		$4,817,637

Add (Deduct):
Common stock issuances related to stock plans	19,569		1,255

Paid-in Capital - End of period	$4,846,834		$4,818,892

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three and Nine Months Ended September 30, 2007 and 2006
(Unaudited)

	Three Months Ended		Increase/
Description	2007	2006	(Decrease)%
	(Dollars In Millions)
Utility Electric Operating Revenues:
Residential	$1,076	$1,115	($39)	(3)
Commercial	684	687	(3)	-
Industrial	646	704	(58)	(8)
Governmental	60	42	18	43
Total retail	2,466	2,548	(82)	(3)
Sales for resale	106	147	(41)	(28)
Other	75	66	9	14
Total	$2,647	$2,761	($114)	(4)

Utility Billed Electric Energy
Sales (GWh):
Residential	11,128	10,772	356	3
Commercial	8,111	7,484	627	8
Industrial	10,120	10,154	(34)	-
Governmental	637	436	201	46
Total retail	29,996	28,846	1,150	4
Sales for resale	1,413	2,894	(1,481)	(51)
Total	31,409	31,740	(331)	(1)

	Nine Months Ended		Increase/
Description	2007	2006	(Decrease)%
	(Dollars In Millions)
Utility Electric Operating Revenues:
Residential	$2,512	$2,509	$3	-
Commercial	1,816	1,773	43	2
Industrial	1,920	1,990	(70)	(4)
Governmental	163	118	45	38
Total retail	6,411	6,390	21	-
Sales for resale	295	488	(193)	(40)
Other	247	154	93	60
Total	$6,953	$7,032	($79)	(1)

Utility Billed Electric Energy
Sales (GWh):
Residential	25,905	24,768	1,137	5
Commercial	20,708	19,078	1,630	9
Industrial	29,256	28,768	488	2
Governmental	1,749	1,196	553	46
Total retail	77,618	73,810	3,808	5
Sales for resale	4,479	8,471	(3,992)	(47)
Total	82,097	82,281	(184)	-

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

Conventional Property Insurance

See Note 8 to the financial statements in the Form 10-K for information on Entergy's conventional property insurance program. Following are updates to that information.

Hurricane Katrina and Hurricane Rita Claims

Entergy has received a total of $134.5 million as of September 30, 2007 on its Hurricane Katrina and Hurricane Rita insurance claims, including $69.5 million that Entergy received in the second quarter 2007 in settlement of its Hurricane Katrina claim with one of its excess insurers. Of the $134.5 million received, $70.7 million was allocated to Entergy New Orleans, $33.2 million to Entergy Gulf States, and $24.8 million to Entergy Louisiana. In the third quarter 2007, Entergy filed a lawsuit in the U.S. District Court for the Eastern District of Louisiana against its other excess insurer on the Hurricane Katrina claim. At issue in the lawsuit is whether any policy exclusions limit the extent of coverage provided by that insurer.

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

Conventional Property Insurance Coverage Update

Entergy's conventional property insurance program provides coverage up to $400 million on an Entergy system-wide basis for all operational perils including direct physical loss or damage due to machinery breakdown, electrical failure, fire, lightning, hail, and explosion on an "each and every loss" basis. In addition to this coverage, the program provides coverage up to $350 million on an Entergy system-wide basis for all natural perils including named windstorm, earthquake and flood on an annual aggregate basis. The coverage is subject to a $20 million self-insured retention per occurrence for operational perils or a 2% of the insured loss retention per occurrence for natural perils (up to a $35 million maximum self-insured retention). Covered property generally includes power plants, substations, facilities, inventories, and gas distribution-related properties. Excluded property generally includes above-ground transmission and distribution lines, poles, and towers. The primary property program consists of a $150 million layer in excess of the self-insured retention and is placed through various insurers. The excess program consists of a $250 million layer in excess of the $150 million primary program for operational perils and a $150million layer in excess of the $150 million primary program for natural perils and is placed on a quota share basis through two insurers. The natural perils additional layer program consists of a $50 million layer in excess the $150 million excess program and is also placed on a quota share basis through two insurers. Coverage is in place for Entergy Corporation, the Registrant Subsidiaries, and certain other Entergy subsidiaries, including the owners of the Non-Utility Nuclear power plants.

In addition to the conventional property insurance program, Entergy has purchased additional coverage ($20 million per occurrence) for some of its non-regulated, non-generation assets. This policy serves to buy-down the $20 million deductible and is placed on a scheduled location basis. The applicable deductibles are $100,000 to $250,000.

NYPA Value Sharing Agreements

See Note 8 to the financial statements in the Form 10-K for a discussion of Non-Utility Nuclear's value sharing agreements with NYPA for energy sales from the FitzPatrick and Indian Point 3 power plants. In October 2007 Non-Utility Nuclear and NYPA amended and restated the value sharing agreements to clarify and amend certain provisions of the original terms. Under the amended value sharing agreements Non-Utility Nuclear will make annual payments to NYPA based on the generation output of the Indian Point 3 and FitzPatrick plants from January 2007 through December 2014. Non-Utility Nuclear will pay NYPA $6.59 per MWh for power sold from Indian Point 3, up to an annual cap of $48 million, and $3.91 per MWh for power sold from FitzPatrick, up to an annual cap of $24 million. The annual payment for each year is due by January 15 of the following year, with the payment for year 2007 output due on January 15, 2008. If Entergy or an Entergy affiliate ceases to own the plants, then, after January 2009, the annual payment obligation terminates for generation after the date that Entergy ownership ceases.

Non-Utility Nuclear had previously calculated that $0 was owed to NYPA under the value sharing agreements for generation output in 2005 and 2006. In November 2006 NYPA filed a demand for arbitration claiming that $90.5 million was due to NYPA for 2005 under these agreements, and NYPA filed in April 2007 an amended demand for arbitration claiming that an additional $54 million was due to NYPA for 2006 under the value sharing agreements. As part of their agreement to amend the value sharing agreements, Non-Utility Nuclear and NYPA waived all present and future claims under the previous value sharing terms, including the claims for 2005 and 2006 pending before the arbitrator.

Non-Utility Nuclear will record its liability for payments to NYPA as power is generated and sold by Indian Point 3 and FitzPatrick. Non-Utility Nuclear recorded a $57 million liability for generation through September 30, 2007. An amount equal to the liability will be recorded to the plant asset account as contingent purchase price consideration for the plants. This amount will be depreciated over the expected remaining useful life of the plants.

CashPoint Bankruptcy (Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans)

See Note 8 to the financial statements in the Form 10-K for information regarding the bankruptcy of CashPoint, which managed a network of payment agents for the Utility operating companies.

Employment and Labor-related Proceedings

The Registrant Subsidiaries and other Entergy subsidiaries are responding to various lawsuits and other labor-related proceedings filed by current and former employees. These actions include, but are not limited to, allegations of wrongful employment actions; wage disputes and other claims under the Fair Labor Standards Act or its state counterparts; claims of race, gender and disability discrimination; disputes arising under collective bargaining agreements; unfair labor practice proceedings and other administrative proceedings before the National Labor Relations Board; claims of retaliation; and claims for or regarding benefits under various Entergy Corporation sponsored plans. Entergy and the Registrant Subsidiaries are responding to these suits and proceedings and deny liability to the claimants.

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

Entergy Gulf States (Texas)

The Entergy Gulf States rate filing made with the PUCT in September 2007, which is discussed below, includes a request to reconcile $858 million in fuel and purchased power costs on a Texas retail basis incurred over the period January 2006 through March 2007.

In March 2007, Entergy Gulf States filed a request with the PUCT to refund $78.5 million, including interest, of fuel cost recovery over-collections through January 2007. In June 2007 the PUCT approved a unanimous stipulation and settlement agreement that updated the over-collection balance through April 2007 and established a refund amount, including interest, of $109.4 million. The refund was made over a two-month period beginning with the first billing cycle in July 2007. Amounts refunded through the interim fuel refund are subject to final reconciliation in a future fuel reconciliation proceeding.

In May 2006, Entergy Gulf States filed with the PUCT a fuel and purchased power reconciliation case covering the period September 2003 through December 2005 for costs recoverable through the Texas fixed fuel factor rate and the incremental purchased capacity recovery rider. Entergy Gulf States reconciled $1.6 billion of fuel and purchased power costs on a Texas retail basis. A hearing was conducted before ALJs in April 2007. In July 2007, the ALJs issued a proposal for decision recommending that Entergy Gulf States be authorized to reconcile all of its requested Texas fixed fuel factor expenses and recommending a minor adjustment to the incremental purchased capacity recovery calculation. The ALJs also recommend granting an exception to PUCT rules to allow for recovery of an additional $11.4 million in Texas-jurisdictional purchased power capacity costs. In September 2007, the PUCT issued a final order, which affirmed the ultimate result of the ALJ's proposal for decision. Upon motions for rehearing, the PUCT added additional language in its order on rehearing.  In order to preserve any appeals, the parties will have to file a subsequent motion for rehearing to the PUCT's order on rehearing.

Storm Cost Recovery Filings

See Note 2 to the financial statements in the Form 10-K for information regarding storm cost recovery filings involving the Utility operating companies. The following are updates to the Form 10-K.

Entergy Gulf States - Texas

In April 2007, the PUCT issued its financing order authorizing the issuance of securitization bonds to recover $353 million of hurricane reconstruction costs and up to $6 million of transaction costs, offset by $32 million of related deferred income tax benefits. In June 2007, Entergy Gulf States Reconstruction Funding I, LLC (Entergy Gulf States Reconstruction Funding), a company wholly-owned and consolidated by Entergy Gulf States, issued $329.5 million of senior secured transition bonds (securitization bonds). With the proceeds, Entergy Gulf States Reconstruction Funding purchased from Entergy Gulf States the transition property, which is the right to recover from customers through a transition charge amounts sufficient to service the securitization bonds. Entergy Gulf States will use the proceeds to refinance or retire debt and to reduce equity. Entergy Gulf States began cost recovery through the transition charge in July 2007, and the transition charge is expected to remain in place over a 15-year period. See Note 4 to the financial statements for additional information regarding the securitization bonds.

Entergy Gulf States - Louisiana and Entergy Louisiana

In February 2007, Entergy Louisiana and Entergy Gulf States filed rebuttal testimony and filed a second supplemental and amending application by which they seek authority from the LPSC to securitize their storm cost recovery and storm reserve amounts, together with certain debt retirement costs and upfront and ongoing costs of the securitized debt issued. Securitization is authorized by a law signed by the Governor of Louisiana in May 2006. Hearings on the quantification of the amounts eligible for securitization began in late-April 2007. At the start of the hearing, a stipulation among Entergy Gulf States, Entergy Louisiana, the LPSC staff, and most other parties in the proceeding was read into the record. The stipulation quantifies the balance of storm restoration costs for recovery as $545 million for Entergy Louisiana and $187 million for Entergy Gulf States, and sets the storm reserve amounts at $152 million for Entergy Louisiana and $87 million for Entergy Gulf States. The stipulation also calls for securitization of the storm restoration costs and storm reserves in those same amounts. Hearings on authorization of securitization of the storm costs and reserves were held in June 2007. In August 2007, the LPSC issued orders approving recovery of the stipulated storm cost recovery and storm reserve amounts plus certain debt retirement and upfront and ongoing costs through securitization financing.

Entergy Mississippi

In October 2006 the MPSC issued a financing order authorizing the issuance of state bonds to finance $8 million of Entergy Mississippi's certified Hurricane Katrina restoration costs and $40 million for an increase in Entergy Mississippi's storm damage reserve. $30 million of the storm damage reserve will be set aside in a restricted account. A Mississippi state entity issued the bonds in May 2007, and Entergy Mississippi received proceeds of $48 million. Entergy Mississippi will not report the bonds on its balance sheet because the bonds are the obligation of the state entity, and there is no recourse against Entergy Mississippi in the event of a bond default. To service the bonds, Entergy Mississippi will collect a system restoration charge on behalf of the state, and will remit the collections to the state. By analogy to and in accordance with Entergy's accounting policy for collection of sales taxes, Entergy Mississippi will not report the collections as revenue because it is merely acting as the billing and collection agent for the state.

Entergy New Orleans

In March 2007, the City Council certified that Entergy New Orleans has incurred $205 million in storm-related costs through December 2006 that are eligible for CDBG funding under the state action plan, and certified Entergy New Orleans' estimated costs of $465 million for its gas system rebuild. In April 2007, Entergy New Orleans executed an agreement with the Louisiana Office of Community Development under which $200 million of CDBG funds will be made available to Entergy New Orleans. Entergy New Orleans submitted the agreement to the bankruptcy court, which approved it on April 25, 2007. Entergy New Orleans has received $180.8 million of the funds as of September 30, 2007, and the remainder will be paid to Entergy New Orleans as it incurs and submits additional eligible costs.

Retail Rate Proceedings

See Note 2 to the financial statements in the Form 10-K for information regarding retail rate proceedings involving the Utility operating companies. The following are updates to the Form 10-K.

Filings with the APSC (Entergy Arkansas)

In June 2007, after hearings on Entergy Arkansas' August 2006 base rate filing requesting an adjusted annual increase of $106.5 million, the APSC ordered Entergy Arkansas to reduce its annual rates by $5 million, and set a return on common equity of 9.9% with a hypothetical common equity level lower than Entergy Arkansas' actual capital structure. For the purpose of setting rates, the APSC disallowed a portion of costs associated with incentive compensation based on financial measures and all costs associated with Entergy's stock-based compensation plans. In addition, under the terms of the APSC's decision, recovery of storm restoration costs in the future will be limited to a fixed annual amount of $14.4 million, regardless of the actual annual amount of future restoration costs. The APSC's decision also threatens Entergy Arkansas' ability to recover $52 million of costs previously accumulated in Entergy Arkansas' storm reserve and $18 million of removal costs associated with the termination of a lease. Management believes, however, that Entergy Arkansas is entitled to recover these prudently incurred costs and will vigorously pursue its right to recover them. The APSC rejected Entergy Arkansas' request for a capacity management rider to recover incremental capacity costs, but directed Entergy Arkansas and the other parties in the case to develop an annual earnings review process that may address this issue.

The APSC denied Entergy Arkansas' request for rehearing of the APSC's June 2007 decision. In September 2007, Entergy Arkansas appealed the decision to the Arkansas Court of Appeals. In its Notice of Appeal, Entergy Arkansas states that the APSC's decision represents arbitrary decision-making, and enumerates seventeen reasons why the APSC's decision is unlawful. A briefing schedule that concludes in the first quarter 2008 has been established by the appeals court.

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

Filings with the PUCT (Entergy Gulf States)

Entergy Gulf States made a rate filing in September 2007 with the PUCT requesting an annual rate increase totaling $107.5 million, including a base rate increase of $64.3 million and special riders totaling $43.2 million. The base rate increase includes $12.2 million for the storm damage reserve. Entergy Gulf States is requesting an 11% return on common equity.

In September 2007, Entergy Gulf States filed with the PUCT a request to increase its incremental purchased capacity recovery rider to collect approximately $25 million on an annual basis. This filing also includes a request to implement an interim surcharge to collect approximately $10 million in under-recovered incremental purchased capacity costs incurred through July 2007. A decision is expected in the first quarter 2008. Amounts collected through the rider and interim surcharge are subject to final reconciliation.

Filings with the LPSC

(Entergy Gulf States)

In May 2007, Entergy Gulf States made its formula rate plan filing with the LPSC for the 2006 test year. The filing reflected a 10.0% return on common equity, which is within the allowed earnings bandwidth, and an anticipated formula rate plan decrease of $23 million annually attributable to adjustments outside of the formula rate plan sharing mechanism related to capacity costs and the anticipated securitization of storm costs related to Hurricane Katrina and Hurricane Rita and the securitization of a storm reserve. In September 2007, Entergy Gulf States modified the formula rate plan filing to reflect a 10.07% return on common equity, which is still within the allowed bandwidth. The modified filing also reflected implementation of a $4.1 million rate increase attributable to recovery of additional LPSC approved incremental deferred and ongoing capacity costs. The rate decrease anticipated in the original filing did not occur because of the additional capacity costs approved by the LPSC, and because securitization of storm costs associated with Hurricane Katrina and Hurricane Rita and the establishment of a storm reserve have not yet occurred. Entergy Gulf States is currently exploring its securitization options.

In May 2006, Entergy Gulf States made its formula rate plan filing with the LPSC for the 2005 test year. Entergy Gulf States modified the filing in August 2006 to reflect an 11.1% return on common equity which is within the allowed bandwidth. The modified filing includes a formula rate plan increase of $17.2 million annually that provides for 1) interim recovery of $10.5 million of storm costs from Hurricane Katrina and Hurricane Rita and 2) recovery of $6.7 million of LPSC-approved incremental deferred and ongoing capacity costs. The increase was implemented, subject to refund, with the first billing cycle of September 2006. In May 2007 the LPSC approved a settlement between Entergy Gulf States and the LPSC staff, affirming the rates that were implemented in September 2006.

(Entergy Louisiana)

In May 2007, Entergy Louisiana made its formula rate plan filing with the LPSC for the 2006 test year, indicating a 7.6% return on common equity and an anticipated formula rate plan decrease of $6.9 million. The filing also included Entergy Louisiana's request to recover $39.8 million in unrecovered fixed costs associated with the loss of customers that resulted from Hurricane Katrina and Hurricane Rita, which if approved by the LPSC would increase the return on common equity under the original filing to 9.4%, which is within the band of no change adjacent to the lower end of the sharing bandwidth. In September 2007, Entergy Louisiana modified its formula rate plan filing to reflect its implementation of certain adjustments proposed by the LPSC staff in its review of Entergy Louisiana's original filing with which Entergy Louisiana agreed, and to reflect its implementation of an $18.4 million annual formula rate plan rate increase comprised of (1) a $23.8 million increase representing 60% of Entergy Louisiana's revenue deficiency, and (2) a $5.4 million decrease for reduced incremental and deferred capacity costs. The return on common equity in the modified filing is 7.63%. The LPSC authorized Entergy Louisiana to defer for accounting purposes the difference between its $39.8 million claim for unrecovered fixed costs and 60% of the revenue deficiency to preserve Entergy Louisiana's right to pursue that claim in full during the formula rate plan proceeding. The rate decrease anticipated in the original filing did not occur because securitization of storm costs associated with Hurricane Katrina and Hurricane Rita and the establishment of a storm reserve have not yet occurred. Entergy Louisiana is currently exploring its securitization options.

Retail Rates- Gas (Entergy Gulf States)

In January 2007, Entergy Gulf States filed with the LPSC its gas rate stabilization plan for the test year ending September 30, 2006.  The filing showed a revenue deficiency of $3.5 million based on a return on common equity mid-point of 10.5%.  In March 2007, Entergy Gulf States filed a set of rate and rider schedules that reflected all proposed LPSC staff adjustments and implemented a $2.4 million base rate increase effective with the first billing cycle of April 2007 pursuant to the rate stabilization plan.

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

As required by the June 2005 legislation, Entergy Gulf States filed its proposed transition to competition plan in December 2006. The plan provides that to achieve full customer choice, Entergy Gulf States should join ERCOT because ERCOT already has all of the prerequisites for retail choice. Pursuant to PUCT order, on June 4, 2007 Entergy Gulf States filed a restatement of the plan, in which Entergy Gulf States requested that the PUCT approve a "Financial Stability Provision" that is designed to ensure that Entergy Gulf States' proposed integration with ERCOT will not, during the necessary construction period, cause deterioration of its credit quality and financial strength. The June 4, 2007 filing also proposes a rule making process to implement the Financial Stability Provision and to consider the construction and ownership of necessary ERCOT integration facilities by third parties. The filing also eliminated from the plan certain provisions whereby Entergy Gulf States had the ability in its sole discretion to cease pursuit of the plan. Under Entergy Gulf States' plan, retail open access could commence as early as 2013, although that is unlikely given the PUCT's decision described below. Entergy Gulf States' plan includes an estimate that direct construction costs for facilities to interconnect Entergy Gulf States' Texas operations with ERCOT could be approximately $1 billion. The Texas Legislature did not pass legislation addressing Entergy Gulf States' transition plan before adjourning its 2007 session. PUCT hearings on Entergy Gulf States' plan were completed in July 2007. In October 2007, the PUCT abated the proceeding to allow the Southwest Power Pool (SPP) to develop additional information about the costs and benefits of Entergy Gulf States joining the SPP similar to information presented regarding Entergy Gulf States joining ERCOT. The SPP has stated that it would take a minimum of six to nine months to develop this type of information. Entergy Gulf States filed a motion for reconsideration, in which it asks the PUCT to also allow for an update to the ERCOT cost study.

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

Co-Owner-Initiated Proceeding at the FERC

(Entergy Arkansas)

In October 2004, Arkansas Electric Cooperative (AECC) filed a complaint at the FERC against Entergy Arkansas relating to a contract dispute over the pricing of substitute energy at the co-owned Independence and White Bluff coal plants. The main issue in the case related to the consequences under the governing contracts when the dispatch of the coal units is constrained due to system operating conditions.  A hearing was held on the AECC complaint and an ALJ Initial Decision was issued in January 2006 in which the ALJ found AECC's claims to be without merit. On October 25, 2006, the FERC issued its order in the proceeding. In the order, the FERC reversed the ALJ's findings. Specifically, the FERC found that the governing contracts do not recognize the effects of dispatch constraints on the co-owned units. The FERC explained that for over twenty-three years the course of conduct of the parties was such that AECC received its full entitlement to the two coal units, regardless of any reduced output caused by system operating constraints. Based on the order, Entergy Arkansas is required to refund to AECC all excess amounts billed to AECC as a result of the system operating constraints. The FERC denied Entergy Arkansas' request for rehearing and Entergy Arkansas refunded $22.1 million (including interest) to AECC in September 2007. Entergy Arkansas had previously recorded a provision for the estimated effect of this refund. AECC has filed a protest at the FERC claiming that Entergy Arkansas owes an additional $2.5 million plus interest. Entergy Arkansas has appealed the FERC's decision to the D.C. Circuit.

NOTE 3. COMMON EQUITY

Common Stock

Earnings per Share

The following tables present Entergy's basic and diluted earnings per share calculations included on the consolidated income statement:
	For the Three Months Ended September 30,
	2007		2006
	(In Millions, Except Per Share Data)
		$/share		$/share
Consolidated net income	$461.2		$388.9

Average number of common shares outstanding - basic	194.9	$2.37	208.4	$1.87
Average dilutive effect of:
Stock Options	4.6	(0.055)	3.8	(0.034)
Equity Units	0.9	(0.011)	-	-
Deferred Units	0.1	(0.001)	0.2	(0.002)
Average number of common shares outstanding - diluted	200.5	$2.30	212.4	$1.83

	For the Nine Months Ended September 30,
	2007		2006
	(In Millions, Except Per Share Data)
		$/share		$/share
Consolidated net income	$941.0		$864.3

Average number of common shares outstanding - basic	197.4	$4.77	208.0	$4.16
Average dilutive effect of:
Stock Options	4.9	(0.115)	3.6	(0.070)
Equity Units	1.0	(0.023)	-	-
Deferred Units	0.1	(0.003)	0.2	(0.004)
Average number of common shares outstanding - diluted	203.4	$4.63	211.8	$4.08

Entergy's stock option and other equity compensation plans are discussed in Note 12 to the consolidated financial statements in the Form 10-K.

Treasury Stock

During the nine months ended September 30, 2007, Entergy Corporation issued 1,556,977 shares of its previously repurchased common stock to satisfy stock option exercises and other stock-based awards. Also during the nine months ended September 30, 2007, Entergy Corporation purchased 9,962,542 shares of its common stock for a total purchase price of $1.0 billion.

Retained Earnings

On October 26, 2007, Entergy Corporation's Board of Directors declared a common stock dividend of $0.75 per share, payable on December 1, 2007 to holders of record as of November 9, 2007.

Accumulated Other Comprehensive Income

Cash flow hedges with net unrealized losses of approximately $8.7 million net-of-tax at September 30, 2007 are expected to be reclassified into earnings during the next twelve months.

NOTE 4. LINES OF CREDIT, RELATED SHORT-TERM BORROWINGS, AND LONG-TERM DEBT

Entergy Corporation had in place as of September 30, 2007, a five-year credit facility, which expires in August 2012 and has a borrowing capacity of $3.5 billion. Entergy Corporation also has the ability to issue letters of credit against the total borrowing capacity of the credit facility. The facility fee is currently 0.09% of the commitment amount. Facility fees and interest rates on loans under the credit facility can fluctuate depending on the senior unsecured debt ratings of Entergy Corporation. The weighted average interest rate as of September 30, 2007 was 5.88% on the drawn portion of the facility. Following is a summary of the borrowings outstanding and capacity available under the facility as of September 30, 2007.

Capacity	Borrowings	Letters of Credit	Capacity Available
(In Millions)

$3,500	$2,116	$71	$1,313

Entergy Corporation's facility requires it to maintain a consolidated debt ratio of 65% or less of its total capitalization. If Entergy fails to meet this ratio, or if Entergy or one of the Registrant Subsidiaries (except Entergy New Orleans) default on other indebtedness or are in bankruptcy or insolvency proceedings, an acceleration of the facility maturity date may occur.

Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and Entergy Mississippi each had credit facilities available as of September 30, 2007 as follows:
Company	Expiration Date	Amount of Facility	Amount Drawn as of September 30, 2007

Entergy Arkansas	April 2008	$100 million (a)	$60 million
Entergy Gulf States	February 2011	$2 million (b)	-
Entergy Gulf States	August 2012	$200 million (c)	-
Entergy Louisiana	August 2012	$200 million (d)	-
Entergy Mississippi	May 2008	$30 million (e)	-
Entergy Mississippi	May 2008	$20 million (e)	-

(a)

The credit facility requires Entergy Arkansas to maintain a total shareholders' equity of at least 25% of its total assets. The interest rate on the outstanding borrowings is 7.25% as of September 30, 2007.

(b)

The credit facility allows Entergy Gulf States to issue letters of credit against the borrowing capacity of the facility. As of September 30, 2007, $1.4 million in letters of credit were outstanding. Entergy Gulf States downsized this facility from a $50 million facility in August 2007.

(c)	The credit facility allows Entergy Gulf States to issue letters of credit against the borrowing capacity of the facility. As of September 30, 2007, no letters of credit were outstanding.
(d)	The credit facility allows Entergy Louisiana to issue letters of credit against the borrowing capacity of the facility. As of September 30, 2007, no letters of credit were outstanding.
(e)	Borrowings under the Entergy Mississippi credit facilities may be secured by a security interest in its accounts receivable.

On August 2, 2007, Entergy Gulf States entered into a $200 million, 5-year bank credit facility. Entergy Gulf States has the ability to issue letters of credit against the facility. The credit agreement requires Entergy Gulf States to maintain a consolidated debt ratio of 65% or less of its total capitalization. The facility has a variable interest rate that would currently be approximately 5.54% on borrowings under the facility, and has a facility fee that is currently 0.125% of the commitment amount. The facility fee and interest rate can fluctuate depending on the senior unsecured debt ratings of Entergy Gulf States. As of September 30, 2007, there were no borrowings or letters of credit outstanding under the Entergy Gulf States $200 million facility.

On August 2, 2007, Entergy Louisiana entered into a $200 million, 5-year bank credit facility. Entergy Louisiana has the ability to issue letters of credit against the facility. The credit agreement requires Entergy Louisiana to maintain a consolidated debt ratio of 65% or less of its total capitalization. The facility has a variable interest rate that would currently be approximately 5.48% on borrowings under the facility, and has a facility fee that is currently 0.09% of the commitment amount. The facility fee and interest rate can fluctuate depending on the senior unsecured debt ratings of Entergy Louisiana. As of September 30, 2007, there were no borrowings or letters of credit outstanding under the Entergy Louisiana $200 million facility.

The short-term borrowings of the Registrant Subsidiaries and certain other Entergy subsidiaries are limited to amounts authorized by the FERC. The current FERC-authorized limits are effective through March 31, 2008 (except for Entergy New Orleans, which is effective through May 4, 2009). In addition to borrowings from commercial banks, these companies are authorized under a FERC order to borrow from the Entergy System money pool. The money pool is an inter-company borrowing arrangement designed to reduce Entergy's subsidiaries' dependence on external short-term borrowings. Borrowings from the money pool and external borrowings combined may not exceed the FERC-authorized limits. As of September 30, 2007, Entergy's subsidiaries' aggregate money pool and external short-term borrowings authorized limit was $2.0 billion, the aggregate outstanding borrowing from the money pool was $311.1 million, and Entergy's subsidiaries had $60 million in outstanding borrowings from external sources.

The following are the FERC-authorized limits for short-term borrowings and the outstanding short-term borrowings from the money pool and external sources for the Registrant Subsidiaries as of September 30, 2007:

	Authorized	Borrowings
	(In Millions)

Entergy Arkansas	$250	$90
Entergy Gulf States	$350	-
Entergy Louisiana	$250	$63
Entergy Mississippi	$175	-
Entergy New Orleans	$100	-
System Energy	$200	-

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

Although the principal amount of each tranche is not due until the dates given above, Entergy Gulf States Reconstruction Funding expects to make principal payments on the bonds over the next five years in the amounts of $19.1 million for 2008, $17.7 million for 2009, $18.6 million for 2010, $19.7 million for 2011, and $20.8 million for 2012. All of the scheduled principal payments for 2008-2012 are for Tranche A-1, except for $2.3 million for Tranche A-2 in 2012.

With the proceeds, Entergy Gulf States Reconstruction Funding purchased from Entergy Gulf States the transition property, which is the right to recover from customers through a transition charge amounts sufficient to service the securitization bonds. Entergy Gulf States began cost recovery through the transition charge in July 2007. The creditors of Entergy Gulf States do not have recourse to the assets or revenues of Entergy Gulf States Reconstruction Funding, including the transition property, and the creditors of Entergy Gulf States Reconstruction Funding do not have recourse to the assets or revenues of Entergy Gulf States. Entergy Gulf States has no payment obligations to Entergy Gulf States Reconstruction Funding except to remit transition charge collections.

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

(System Energy)

In September 2007, System Energy issued $70 million of 6.20% Series First Mortgage Bonds due October 2012. System Energy used the proceeds to redeem, at maturity, $70 million of 4.875% Series First Mortgage Bonds in October 2007.

Entergy New Orleans Debtor-in-Possession Credit Facility

See Note 4 in the Form 10-K for a discussion of the Entergy New Orleans $200 million debtor-in-possession (DIP) credit facility. Pursuant to the terms of its plan of reorganization, which became effective in May 2007, Entergy New Orleans fully repaid its DIP credit facility borrowings.

NOTE 5. ACQUISITIONS

In April 2007, Entergy's Non-Utility Nuclear business purchased the 798 MW Palisades nuclear energy plant located near South Haven, Michigan from Consumers Energy Company for a net cash payment of $336 million. Entergy received the plant, nuclear fuel, inventories, and other assets. The liability to decommission the plant, as well as related decommissioning trust funds, was also transferred to Entergy's Non-Utility Nuclear business. Entergy's Non-Utility Nuclear business executed a unit-contingent, 15-year purchased power agreement (PPA) with Consumers Energy for 100% of the plant's output, excluding any future uprates. Prices under the PPA range from $43.50/MWh in 2007 to $61.50/MWh in 2022, and the average price under the PPA is $51/MWh. In the first quarter 2007, the NRC renewed Palisades' operating license until 2031. As part of the transaction, Entergy's Non-Utility Nuclear business assumed responsibility for spent fuel at the decommissioned Big Rock Point nuclear plant, which is located near Charlevoix, Michigan.  Palisades' financial results since April 2007 are included in Entergy's Non-Utility Nuclear business segment.  The following table summarizes the assets acquired and liabilities assumed at the date of acquisition.

Amount
(In Millions)

Plant (including nuclear fuel)	$727
Decommissioning trust funds	252
Other assets	41
Total assets acquired	1,020

Purchased power agreement (below market)	420
Decommissioning liability	220
Other liabilities	44
Total liabilities assumed	684

Net assets acquired	$336

Subsequent to the closing, Entergy received approximately $6 million from Consumers Energy Company as part of the Post-Closing Adjustment defined in the Asset Sale Agreement. The Post-Closing Adjustment amount resulted in an approximately $6 million reduction in plant and a corresponding reduction in other liabilities.

Non-Utility Nuclear will amortize the PPA liability to revenue over the life of the agreement. The amount that will be amortized each period is based upon the difference between the present value calculated at the date of acquisition of each year's difference between revenue under the agreement and revenue based on estimated market prices. The amounts to be amortized to revenue for the next five years will be $50 million for 2007 (including $33 million through September 30, 2007), $76 million for 2008, $53 million for 2009, $46 million for 2010, and $43 million for 2011.

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

The following table includes financial information for stock options for each of the years presented:
	2007	2006
	(In Millions)
Compensation expense included in Entergy's Net Income for the third quarter	$3.9	$3.2
Tax benefit recognized in Entergy's Net Income for the third quarter	$1.5	$1.2

Compensation expense included in Entergy's Net Income for the nine months ended September 30,	$11.0	$9.2
Tax benefit recognized in Entergy's Net Income for the nine months ended September 30,	$4.2	$3.5
Compensation cost capitalized as part of fixed assets and inventory as of September 30,	$1.8	$1.6

Entergy granted 1,854,900 stock options during the first quarter 2007 with a weighted-average fair value of $14.15. At September 30, 2007, there were 11,043,483 stock options outstanding with a weighted-average exercise price of $57.96. The aggregate intrinsic value of the stock options outstanding was $556 million.

NOTE 7. RETIREMENT AND OTHER POSTRETIREMENT BENEFITS

Components of Net Pension Cost

Entergy's qualified pension cost, including amounts capitalized, for the third quarters of 2007 and 2006, included the following components:

	2007	2006
	(In Thousands)

Service cost - benefits earned during the period	$24,263	$23,176
Interest cost on projected benefit obligation	46,508	41,814
Expected return on assets	(51,008)	(44,482)
Amortization of prior service cost	1,383	1,365
Amortization of loss	11,444	10,931
Net pension costs	$32,590	$32,804

Entergy's qualified pension cost, including amounts capitalized, for the nine months ended September 30, 2007 and 2006, included the following components:

	2007	2006
	(In Thousands)

Service cost - benefits earned during the period	$72,301	$69,529
Interest cost on projected benefit obligation	138,662	125,443
Expected return on assets	(152,514)	(133,447)
Amortization of prior service cost	4,149	4,096
Amortization of loss	34,332	32,790
Net pension costs	$96,930	$98,411

The Registrant Subsidiaries' qualified pension cost, including amounts capitalized, for the third quarters of 2007 and 2006, included the following components:
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

The Registrant Subsidiaries' qualified pension cost, including amounts capitalized, for the nine months ended September 30, 2007 and 2006, included the following components:
	Entergy	Entergy	Entergy	Entergy	Entergy	System
2007	Arkansas	Gulf States	Louisiana	Mississippi	New Orleans	Energy
	(In Thousands)
Service cost - benefits earned
during the period	$10,914	$9,033	$6,693	$3,267	$1,410	$3,063
Interest cost on projected
benefit obligation	31,494	24,417	18,753	10,113	3,780	5,130
Expected return on assets	(33,027)	(32,250)	(23,424)	(11,511)	(4,338)	(6,408)
Amortization of prior service cost	1,236	912	480	342	132	36
Amortization of loss	8,163	1,869	4,299	2,247	1,104	453
Net pension cost	$18,780	$3,981	$6,801	$4,458	$2,088	$2,274

	Entergy	Entergy	Entergy	Entergy	Entergy	System
2006	Arkansas	Gulf States	Louisiana	Mississippi	New Orleans	Energy
	(In Thousands)
Service cost - benefits earned
during the period	$10,878	$8,979	$6,547	$3,231	$1,503	$3,093
Interest cost on projected
benefit obligation	29,745	23,743	18,155	9,756	3,845	4,813
Expected return on assets	(29,501)	(30,527)	(21,341)	(11,050)	(2,651)	(5,326)
Amortization of prior service cost	1,246	926	422	385	169	37
Amortization of loss	7,313	1,919	4,527	2,175	1,527	500
Net pension cost	$19,681	$5,040	$8,310	$4,497	$4,393	$3,117

Entergy recognized $4.0 million and $5.2 million in pension cost for its non-qualified pension plans in the third quarters of 2007 and 2006, respectively. Entergy recognized $12.0 million and $13.1 million in pension cost for its non-qualified pension plans for the nine months ended September 30, 2007 and 2006, respectively.

The Registrant Subsidiaries recognized the following pension cost for their non-qualified pension plans in the third quarters of 2007 and 2006:
	Entergy	Entergy	Entergy	Entergy	Entergy
	Arkansas	Gulf States	Louisiana	Mississippi	New Orleans
	(In Thousands)
Non-Qualified Pension Cost Third Quarter 2007	$123	$317	$6	$44	$57
Non-Qualified Pension Cost Third Quarter 2006	$125	$319	$6	$43	$55

The Registrant Subsidiaries recognized the following pension cost for their non-qualified pension plans for the nine months ended September 30, 2007 and 2006:
	Entergy	Entergy	Entergy	Entergy	Entergy
	Arkansas	Gulf States	Louisiana	Mississippi	New Orleans
	(In Thousands)
Non-Qualified Pension Cost Nine Months Ended September 30,2007	$369	$951	$18	$131	$171
Non-Qualified Pension Cost Nine Months Ended September 30, 2006	$350	$758	$17	$116	$163

Components of Net Other Postretirement Benefit Cost

Entergy's other postretirement benefit cost, including amounts capitalized, for the third quarters of 2007 and 2006, included the following components:
	2007	2006
	(In Thousands)

Service cost - benefits earned during the period	$11,105	$10,370
Interest cost on APBO	15,869	14,316
Expected return on assets	(6,358)	(4,756)
Amortization of transition obligation	958	542
Amortization of prior service cost	(3,959)	(3,688)
Amortization of loss	4,743	5,698
Net other postretirement benefit cost	$22,358	$22,482

Entergy's other postretirement benefit cost, including amounts capitalized, for the nine months ended September 30, 2007 and 2006, included the following components:

	2007	2006
	(In Thousands)

Service cost - benefits earned during the period	$33,032	$31,110
Interest cost on APBO	47,363	42,947
Expected return on assets	(18,943)	(14,268)
Amortization of transition obligation	2,874	1,627
Amortization of prior service cost	(11,877)	(11,063)
Amortization of loss	14,230	17,092
Net other postretirement benefit cost	$66,679	$67,445

The Registrant Subsidiaries' other postretirement benefit cost, including amounts capitalized, for the third quarters of 2007 and 2006, included the following components:

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

The Registrant Subsidiaries' other postretirement benefit cost, including amounts capitalized, for the nine months ended September 30, 2007 and 2006, included the following components:
	Entergy	Entergy	Entergy	Entergy	Entergy	System
2007	Arkansas	Gulf States	Louisiana	Mississippi	New Orleans	Energy
	(In Thousands)
Service cost - benefits earned
during the period	$4,575	$4,641	$2,919	$1,428	$765	$1,353
Interest cost on APBO	9,111	8,628	5,823	3,147	2,610	1,299
Expected return on assets	(6,693)	(5,091)	-	(2,457)	(2,046)	(1,410)
Amortization of transition obligation	615	453	288	264	1,248	6
Amortization of prior service cost	(591)	654	351	(186)	270	(849)
Amortization of loss	4,500	2,379	2,292	1,839	846	447
Net other postretirement benefit cost	$11,517	$11,664	$11,673	$4,035	$3,693	$846

	Entergy	Entergy	Entergy	Entergy	Entergy	System
2006	Arkansas	Gulf States	Louisiana	Mississippi	New Orleans	Energy
	(In Thousands)
Service cost - benefits earned during the period	$4,010	$3,761	$2,561	$1,256	$696	$1,242
Interest cost on APBO	8,531	8,242	5,569	2,833	2,569	1,220
Expected return on assets	(5,390)	(4,466)	-	(2,127)	(1,832)	(1,263)
Amortization of transition obligation	616	453	287	263	1,247	7
Amortization of prior service cost	(1,223)	-	(73)	(410)	29	(903)
Amortization of loss	5,013	3,006	2,682	1,931	1,028	620
Net other postretirement benefit cost	$11,557	$10,996	$11,026	$3,746	$3,737	$923

Employer Contributions

As of the end of October 2007, Entergy had contributed $177 million to its qualified pension plans and expects to make no additional contributions in 2007.

The Registrant Subsidiaries expect to contribute the following to qualified pension plans in 2007:

	Entergy	Entergy	Entergy	Entergy	Entergy	System
	Arkansas	Gulf States	Louisiana	Mississippi	New Orleans	Energy
	(In Thousands)
Expected 2007 pension contributions disclosed in Form 10-K	$6,987	$25,346	$ -	$784	$43,585	$5,688
Pension contributions made through October 2007	$6,987	$25,346	$ -	$784	$43,585	$5,688

Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Medicare Act)

Based on actuarial analysis, the estimated impact of future Medicare subsidies reduced the December 31, 2006 Accumulated Postretirement Benefit Obligation by $183 million, and reduced the third quarter 2007 and 2006 other postretirement benefit cost by $6.7 million and $6.9 million, respectively. It reduced the nine months ended September 30, 2007 and 2006 other postretirement benefit cost by $19.9 million and $20.8 million, respectively. In the nine months ended September 30, 2007, Entergy received $4.6 million in Medicare subsidies for prescription drug claims.

Based on actuarial analysis, the estimated impact of future Medicare subsidies reduced the December 31, 2006 APBO, the third quarters 2007 and 2006, and the nine months ended September 30, 2007 and 2006 other postretirement benefit cost for the Registrant Subsidiaries as follows:

	Entergy	Entergy	Entergy	Entergy	Entergy	System
	Arkansas	Gulf States	Louisiana	Mississippi	New Orleans	Energy
	(In Thousands)
Reduction in 12/31/2006 APBO	($40,636)	($35,991)	($22,486)	($13,560)	($10,110)	($5,966)
Reduction in third quarter 2007
other postretirement benefit cost	($1,376)	($1,222)	($762)	($438)	($311)	($246)
Reduction in third quarter 2006
other postretirement benefit cost	($1,562)	($1,332)	($865)	($512)	($376)	($268)
Reduction in nine months ended
September 30, 2007 other
postretirement benefit cost	($4,128)	($3,666)	($2,286)	($1,314)	($933)	($738)
Reduction in nine months ended
September 30, 2006 other
postretirement benefit cost	($4,685)	($3,996)	($2,595)	($1,535)	($1,127)	($803)
Medicare subsidies received in the
nine months ended September 30,
2007	$1,195	$1,136	$701	$395	$409	$86

For further information on the Medicare Act refer to Note 11 to the financial statements in the Form 10-K.

NOTE 8. BUSINESS SEGMENT INFORMATION

Entergy's reportable segments as of September 30, 2007 are Utility and Non-Utility Nuclear. "All Other" includes the parent company, Entergy Corporation, and other business activity, including the non-nuclear wholesale assets business and earnings on the proceeds of sales of previously-owned businesses. As a result of the Entergy New Orleans bankruptcy filing, Entergy discontinued the consolidation of Entergy New Orleans retroactive to January 1, 2005 and reported Entergy New Orleans results under the equity method of accounting in the Utility segment in 2006 and 2005. On May 7, 2007, the bankruptcy judge entered an order confirming Entergy New Orleans' plan of reorganization. With confirmation of the plan of reorganization, Entergy reconsolidated Entergy New Orleans in the second quarter 2007, retroactive to January 1, 2007.

Entergy's segment financial information for the third quarters of 2007 and 2006 is as follows:

	Utility	Non-Utility Nuclear*	All Other*	Eliminations	Consolidated
	(In Thousands)
2007
Operating Revenues	$2,677,291	$554,128	$64,460	($6,792)	$3,289,087
Equity in earnings of
unconsolidated equity affiliates	$-	$-	$1,432	$-	$1,432
Income Taxes (Benefit)	$189,062	$61,863	($20,085)	$-	$230,840
Net Income (Loss)	$333,098	$160,913	($32,852)	$-	$461,159

2006
Operating Revenues	$2,774,447	$409,431	$77,571	($6,730)	$3,254,719
Equity in earnings of
unconsolidated equity affiliates	$7,336	$-	$7,436	$-	$14,772
Income Taxes	$141,009	$57,494	$3,934	$-	$202,437
Net Income (Loss)	$290,033	$106,898	($8,174)	$126	$388,883

Entergy's segment financial information for the nine months ended September 30, 2007 and 2006 is as follows:

	Utility	Non-Utility Nuclear*	All Other*	Eliminations	Consolidated
	(In Thousands)
2007
Operating Revenues	$7,112,945	$1,483,900	$175,326	($19,673)	$8,752,498
Equity in earnings of
unconsolidated equity affiliates	($1)	$-	$3,534	$-	$3,533
Income Taxes (Benefit)	$368,215	$210,527	($95,385)	$-	$483,357
Net Income (Loss)	$585,741	$397,808	($42,593)	$-	$940,956
Total Assets	$26,472,335	$6,857,774	$1,937,032	($1,508,624)	$33,758,517

2006
Operating Revenues	$7,097,362	$1,159,803	$227,043	($32,954)	$8,451,254
Equity in earnings of
unconsolidated equity affiliates	$23,661	$-	$3,182	$-	$26,843
Income Taxes (Benefit)	$311,760	$151,742	($19,332)	$-	$444,170
Net Income (Loss)	$609,407	$251,806	$3,091	$10	$864,314
Total Assets	$24,751,827	$5,230,065	$2,851,702	($2,275,940)	$30,557,654

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

Following are significant terms in Entergy New Orleans' plan of reorganization:

  Entergy New Orleans paid in full, in cash, the allowed third-party prepetition accounts payable (approximately $29 million, including interest). Entergy New Orleans paid interest from September 23, 2005 at the Louisiana judicial rate of interest for 2005 (6%) and 2006 (8%), and at the Louisiana judicial rate of interest plus 1% for 2007 through the date of payment. The Louisiana judicial rate of interest for 2007 is 9.5%.
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
  Entergy New Orleans' first mortgage bonds will remain outstanding with their current maturity dates and interest terms. Pursuant to an agreement with its first mortgage bondholders, Entergy New Orleans paid the first mortgage bondholders an amount equal to the one year of interest from the bankruptcy petition date that the bondholders had waived previously in the bankruptcy proceeding (approximately $12 million).

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

  The ability to credit the U.K. Windfall Tax against U.S. tax as a foreign tax credit - Entergy expects that the total tax to be included in IRS Notices of Deficiency already issued and to be issued in the future on this issue will be $152 million. The U.K. Windfall Tax relates to Entergy's former investment in London Electricity. The tax and interest associated with this issue total $212 million for all open tax years.
  The validity of Entergy's change in method of tax accounting for street lighting assets and the related increase in depreciation deductions - Entergy expects that the total tax to be included in IRS Notices of Deficiency already issued and to be issued in the future on this issue will be $26 million. The federal and state tax and interest associated with this issue total $42 million for all open tax years.
  The allowance of depreciation deductions that resulted from Entergy's purchase price allocations on its acquisitions of its nuclear power plants - Entergy expects that the total tax to be included in IRS Notices of Deficiency already issued and to be issued in the future on this issue will be $34 million. The federal and state tax and interest associated with this issue total $39 million for all open tax years.

The U.K. Windfall Tax and street lighting issues are already docketed in U.S. Tax Court for tax years 1997 and 1998 with a trial date set in the first quarter 2008.

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

In the report for the 2002-2003 audit cycle, the IRS also proposed adjustments which Entergy did not agree to as follows: 1) the U.K. Windfall Tax foreign tax credit issue mentioned above; 2) the street lighting issue mentioned above; 3) certain repair deductions; 4) deductions claimed for research and experimentation (R&E) expenditures; 5) income tax credits claimed for R&E; and 6) a 2003 deduction associated with the revisions to the emergency plans at the Indian Point Energy Center. Regarding all of these issues, Entergy disagrees with the IRS Examination Division position and filed a formal protest on July 30, 2007 with the IRS and will pursue administrative relief within the IRS Appeals Division.

Entergy believes that the provisions recorded in its financial statements are sufficient to address these issues as well as other liabilities that are reasonably estimable, including an estimate of probable interest expense, associated with all uncertain tax positions.

Entergy has $237 million in deposits on account with the IRS to cover its uncertain tax positions.

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

As of January 1, 2007, Entergy had a total balance of unrecognized tax benefits of approximately $2 billion. Included in this balance of unrecognized tax benefits are $1.7 billion of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the effect of deferred tax accounting, other than on interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective income tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. Entergy's January 1, 2007 balance of unrecognized tax benefits includes $244 million which could affect the effective income tax rate. Entergy accrues interest and penalties expenses related to unrecognized tax benefits in income tax expense. Entergy's January 1, 2007 balance of unrecognized tax benefits includes approximately $52 million accrued for the possible payment of interest and penalties.

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

NOTE 11. NEW ACCOUNTING PRONOUNCEMENTS

In September 2006 the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" (SFAS 157), which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 generally does not require any new fair value measurements. However, in some cases, the application of SFAS 157 in the future may change Entergy's practice for measuring and disclosing fair values under other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for Entergy in the first quarter 2008 and will be applied prospectively. Entergy is currently evaluating SFAS 157 and its potential future effects on its financial position, results of operations, and cash flows.

The FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS 159) during the first quarter 2007. SFAS 159 provides an option for companies to select certain financial assets and liabilities to be accounted for at fair value with changes in the fair value of those assets or liabilities being reported through earnings. The intent of the standard is to mitigate volatility in reported earnings caused by the application of the more complicated fair value hedging accounting rules. Under SFAS 159, companies can select existing assets or liabilities for this fair value option concurrent with the effective date of January 1, 2008 for companies with fiscal years ending December 31 or can select future assets or liabilities as they are acquired or entered into. Entergy is in the process of evaluating the potential effect of making this accounting election, but does not expect the provisions of this standard to have a material effect on its financial position, results of operations, or cash flows.

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

Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk

Refer to "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends - Market and Credit Risk Sensitive Instruments."

Part I, Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of September 30, 2007, evaluations were performed under the supervision and with the participation of Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy Resources (each individually a "Registrant" and collectively the "Registrants") management, including their respective Chief Executive Officers (CEO) and Chief Financial Officers (CFO). The evaluations assessed the effectiveness of the Registrants' disclosure controls and procedures. Based on the evaluations, each CEO and CFO has concluded that, as to the Registrant or Registrants for which they serve as CEO or CFO, the Registrant's or Registrants' disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms; and that the Registrant's or Registrants' disclosure controls and procedures are also effective in reasonably assuring that such information is accumulated and communicated to the Registrant's or Registrants' management, including their respective CEOs and CFOs, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

Under the supervision and with the participation of the Registrants' management, including their respective CEOs and CFOs, the Registrants evaluated changes in internal control over financial reporting that occurred during the quarter ended September 30, 2007 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

ENTERGY ARKANSAS, INC.

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Third Quarter 2007 Compared to Third Quarter 2006

Net income decreased $5.1 million primarily due to a higher effective income tax rate, partially offset by higher net revenue.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Net income decreased $30.3 million primarily due to a higher effective income tax rate, higher other operation and maintenance expenses, higher depreciation and amortization expenses, and higher interest charges. The decrease was partially offset by higher net revenue.

Net Revenue

Third Quarter 2007 Compared to Third Quarter 2006

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory credits. Following is an analysis of the change in net revenue comparing the third quarter 2007 to the third quarter 2006.
Amount
(In Millions)

2006 net revenue	$344.1
Net wholesale revenue	20.2
Pass-through rider revenue	(15.3)
Other	7.1
2007 net revenue	$356.1

The net wholesale revenue variance is primarily due to lower wholesale revenues in the third quarter 2006 due to an October 2006 FERC order requiring Entergy Arkansas to make a refund to a coal plant co-owner resulting from a contract dispute, in addition to re-pricing revisions, retroactive to 2003, of $5.9 million of purchased power agreements among Entergy system companies as directed by the FERC.

The pass-through rider revenue variance is primarily due to a change effective in the third quarter 2006 in the accounting for city franchise tax revenues as directed by the APSC. The change resulted in an increase in 2006 in rider revenue with a corresponding increase in taxes other than income taxes, resulting in no effect on net income.

Gross operating revenues and fuel and purchased power expenses

Gross operating revenues decreased primarily due to a decrease of $108.5 million in fuel cost recovery revenues due to a decrease in the energy cost recovery rider effective April 2007 and lower pass-through rider revenue of $15.3 million, as discussed above. The energy cost recovery rider filings are discussed in Note 2 to the financial statements in the Form 10-K. The decrease was partially offset by production cost allocation rider revenues of $69.6 million which became effective in July 2007 as a result of the System Agreement litigation. As a result of the System

Agreement litigation, Entergy Arkansas also has a corresponding increase in fuel expense for payments to other Entergy system companies such that there is no effect on net income. The System Agreement litigation is referenced below under "Significant Factors and Known Trends."

Fuel and purchased power expenses decreased primarily due to a decrease in deferred fuel expense partially offset by the rough production cost equalization payments to affiliate companies as a result of the System Agreement litigation.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory credits. Following is an analysis of the change in net revenue comparing the nine months ended September 30, 2007 to the nine months ended September 30, 2006.
Amount
(In Millions)

2006 net revenue	$835.6
Net wholesale revenue	12.3
Deferred fuel cost revision	8.6
Transmission revenue	7.8
Reserve equalization	4.9
Other	7.8
2007 net revenue	877.0

The net wholesale revenue variance is primarily due to lower wholesale revenues in the third quarter 2006 due to an October 2006 FERC order requiring Entergy Arkansas to make a refund to a coal plant co-owner resulting from a contract dispute, in addition to re-pricing revisions, retroactive to 2003, of $5.9 million of purchased power agreements among Entergy system companies as directed by the FERC.

The deferred fuel cost revision variance is primarily due to the 2006 energy cost recovery true-up, made in the first quarter 2007, which increased net revenue by $6.6 million.

The transmission revenue variance is due to higher rates and the addition of new transmission customers in late-2006.

The reserve equalization variance is due to lower reserve equalization expense related to changes in the Entergy System generation mix compared to the same period in 2006.

Gross operating revenues and fuel and purchased power expenses

Gross operating revenues decreased primarily due to a decrease of $94.6 million in fuel cost recovery revenues due to a decrease in the energy cost recovery rider effective April 2007. The energy cost recovery rider filings are discussed in Note 2 to the financial statements in the Form 10-K. The decrease was partially offset by production cost allocation rider revenues of $69.6 million which became effective in July 2007 as a result of the System Agreement litigation. As a result of the System Agreement litigation, Entergy Arkansas also has a corresponding increase in fuel expense for payments to other Entergy system companies such that there is no effect on net income. The System Agreement litigation is referenced below under "Significant Factors and Known Trends."

Fuel and purchased power expenses decreased primarily due to a decrease in deferred fuel expense partially offset by the rough production cost equalization payments to affiliate companies as a result of the System Agreement litigation.

Other Income Statement Variances

Third Quarter 2007 Compared to Third Quarter 2006

Other operation and maintenance expenses decreased primarily due to:

  a decrease of $7.9 million in payroll, payroll-related, and benefit costs; and
  a decrease of $4.4 million in transmission spending due to lower transmission equalization expenses.

Taxes other than income taxes decreased primarily due to a decrease in city franchise tax expense due to a change effective in August 2006 in the accounting for city franchise tax revenues as directed by the APSC. The change resulted in an increase in taxes other than income taxes in 2006 with a corresponding increase in rider revenue, resulting in no effect on net income.

Interest and other charges increased primarily due to higher interest accrued of $3 million on advances from independent power producers.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Other operation and maintenance expenses increased primarily due to:

  an increase of $4.3 million in legal spending due to increased litigation and legal fees;
  an increase of $4.2 million in distribution spending due to vegetation maintenance work and increased contract labor costs;
  an increase of $2.8 million in nuclear spending due to higher NRC fees and labor costs;
  an increase of $2.4 million in fossil spending due to outage scopes differing compared to prior year; and
  an increase of $1.9 million in transmission spending related to the Independent Coordinator of Transmission.

Partially offsetting the increase was a decrease of $9.6 million in payroll, payroll-related, and benefits costs.

Depreciation and amortization expenses increased primarily due to an increase in plant in service and a revision in 2006 of estimated depreciable lives involving certain intangible assets.

Interest and other charges increased primarily due to higher interest accrued of $6.5 million recorded on advances from independent power producers.

Income Taxes

The effective income tax rate was 34.9% for the third quarter 2007 and 37.7% for the nine months ended September 30, 2007. The difference in the effective income tax rate for the nine months ended September 30, 2007 versus the federal statutory rate of 35.0% is primarily due to book and tax differences related to utility plant items and state income taxes.

The effective income tax rate was 13.8% for the third quarter 2006 and 19.7% for the nine months ended September 30, 2006. The differences in the effective income tax rates for the third quarter 2006 and the nine months ended September 30, 2006 versus the federal statutory rate of 35.0% are primarily due to the flow-through of a pension item.

Liquidity and Capital Resources

Cash Flow

Cash flows for the nine months ended September 30, 2007 and 2006 were as follows:
	2007	2006
	(In Thousands)

Cash and cash equivalents at beginning of period	$34,815	$9,393

Cash flow provided by (used in):
Operating activities	262,234	379,580
Investing activities	(196,893)	(205,230)
Financing activities	(96,831)	(164,843)
Net increase (decrease) in cash and cash equivalents	(31,490)	9,507

Cash and cash equivalents at end of period	$3,325	$18,900

Operating Activities

Cash flow from operations decreased $117.3 million for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 primarily due to decreased recovery of deferred fuel costs and income tax payments of $25.8 million in 2007 compared to income tax refunds of $23.9 million in 2006. The decrease was offset by the timing of payments to vendors and collection of receivables from customers and a decrease of $107.6 million in pension contributions.

Investing Activities

Net cash flow used in investing activities decreased $8.3 million for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 primarily due to money pool activity. The decrease was partially offset by an increase in construction expenditures resulting from additional spending on substations and transmission lines.

Financing Activities

Net cash flow used in financing activities decreased $68 million for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 primarily due to borrowings on a credit facility in 2007 and money pool activity, partially offset by an increase in common stock dividends paid.

Capital Structure

Entergy Arkansas' capitalization is balanced between equity and debt, as shown in the following table.

	September 30, 2007	December 31, 2006

Net debt to net capital	49.3%	47.5%
Effect of subtracting cash from debt	0.1%	0.6%
Debt to capital	49.4%	48.1%

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

See the table in the Form 10-K under "Uses of Capital" which sets forth the amounts of Entergy Arkansas' planned construction and other capital investments for 2007 through 2009. In July 2007, Entergy Arkansas signed an agreement to purchase for $210 million the Ouachita Power Facility, a 789 MW natural gas-fired, combined-cycle, load-following generating facility located in north Louisiana and owned by Quachita Power, LLC.  Entergy Arkansas also plans to invest approximately $43 million in plant upgrades and transaction costs.  Upgrades to the Utility operating companies' transmission system also are expected to be required to obtain long-term transmission service for this resource.  The identity and cost of the transmission upgrades have not yet been determined definitively; additional transmission studies are currently underway.  The initial results of those additional studies are expected by the end of November 2007.  The Ouachita plant will be 100 percent owned by Entergy Arkansas, and the acquisition is expected to close in 2008.  Entergy Arkansas expects to sell to Entergy Gulf States-Louisiana, under a separate agreement, approximately one-third of the output of the Ouachita plant on a long-term basis.  The purchase of the plant is contingent upon obtaining necessary approvals, including full cost recovery, from various federal and state regulatory and permitting agencies.  Entergy Arkansas filed with the APSC in September 2007 for its approval of the acquisition, including full cost recovery, and the APSC approved a bifurcated procedural schedule whereby a hearing will be conducted first on an interim tolling agreement connected with the acquisition in December 2007, with a later hearing on the acquisition being conducted by April 2008.  APSC staff and Arkansas attorney general witnesses have filed testimony that generally oppose cost recovery by a separate rider, but argue that the cost recovery should be by the annual earnings review process currently being developed. An APSC staff witness also opposes allocating one-third of the output for sale to Entergy Gulf States-Louisiana. In November 2007, Entergy Gulf States filed a request with the LPSC for authorization for Entergy Gulf States-Louisiana to purchase one-third of the capacity and energy of the Ouachita plant during the term of the interim tolling agreement and for authorization for Entergy Gulf States-Louisiana to purchase one-third of the plant's capacity and energy on a life-of-unit basis after the plant's acquisition. The planned capital investments estimate in the Form 10-K included $190 million in 2008 for the estimated cost of an acquisition of this type.

In April 2007, Entergy Arkansas renewed its credit facility through April 2008 and increased the amount of the credit facility to $100 million. There were $60 million in borrowings under the Entergy Arkansas credit facility as of September 30, 2007. The interest rate on the outstanding borrowings is 7.25% as of September 30, 2007.

Entergy Arkansas' receivables from or (payables to) the money pool were as follows:

September 30, 2007	December 31, 2006	September 30, 2006	December 31, 2005
(In Thousands)

($29,924)	$16,109	$19,659	($27,346)

See Note 4 to the financial statements in the Form 10-K for further description of the money pool and the credit facility.

Significant Factors and Known Trends

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends" in the Form 10-K for a discussion of state and local rate regulation, energy cost rate investigation, federal regulation, utility restructuring, nuclear matters, and environmental risks. Following are updates to the information provided in the Form 10-K.

State and Local Rate Regulation

In June 2007, after hearings on Entergy Arkansas' August 2006 base rate filing requesting an adjusted annual increase of $106.5 million, the APSC ordered Entergy Arkansas to reduce its annual rates by $5 million, and set a return on common equity of 9.9% with a hypothetical common equity level lower than Entergy Arkansas' actual capital structure. For the purpose of setting rates, the APSC disallowed a portion of costs associated with incentive compensation based on financial measures and all costs associated with Entergy's stock-based compensation plans. In addition, under the terms of the APSC's order, recovery of storm restoration costs in the future will be limited to a fixed annual amount of $14.4 million, regardless of the actual annual amount of future restoration costs. The APSC's order also threatens Entergy Arkansas' ability to recover $52 million of costs previously accumulated in Entergy Arkansas' storm reserve and $18 million of removal costs associated with the termination of a lease. Management believes, however, that Entergy Arkansas is entitled to recover these prudently incurred costs and will vigorously pursue its right to recover them. The APSC rejected Entergy Arkansas' request for a capacity management rider to recover incremental capacity costs, but directed Entergy Arkansas and the other parties in the case to develop an annual earnings review process that may address this issue.

The APSC denied Entergy Arkansas' request for rehearing of the APSC's June 2007 decision. In September 2007, Entergy Arkansas appealed the decision to the Arkansas Court of Appeals. In its Notice of Appeal, Entergy Arkansas states that the APSC's decision represents arbitrary decision-making, and enumerates seventeen reasons why the APSC's decision is unlawful. A briefing schedule that concludes in the first quarter 2008 has been established by the appeals court.

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

ENTERGY ARKANSAS, INC.
INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2007 and 2006
(Unaudited)

	Three Months Ended		Nine Months Ended
	2007	2006	2007	2006
	(In Thousands)		(In Thousands)

OPERATING REVENUES
Electric	$624,664	$660,885	$1,561,428	$1,612,730

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	(6,674)	130,942	114,173	318,219
Purchased power	277,627	186,758	587,122	473,669
Nuclear refueling outage expenses	7,137	7,509	21,410	22,235
Other operation and maintenance	111,723	120,140	326,781	317,790
Decommissioning	8,271	7,737	24,405	22,828
Taxes other than income taxes	23,011	38,489	59,245	57,091
Depreciation and amortization	57,278	54,547	170,107	161,508
Other regulatory credits - net	(2,405)	(907)	(16,896)	(14,793)
TOTAL	475,968	545,215	1,286,347	1,358,547

OPERATING INCOME	148,696	115,670	275,081	254,183

OTHER INCOME
Allowance for equity funds used during construction	1,794	2,242	9,191	6,060
Interest and dividend income	3,687	4,972	15,420	16,645
Miscellaneous - net	(594)	(784)	(2,400)	(2,356)
TOTAL	4,887	6,430	22,211	20,349

INTEREST AND OTHER CHARGES
Interest on long-term debt	19,325	19,394	58,456	57,733
Other interest - net	6,396	650	13,211	3,518
Allowance for borrowed funds used during construction	(748)	(960)	(4,261)	(2,639)
TOTAL	24,973	19,084	67,406	58,612

INCOME BEFORE INCOME TAXES	128,610	103,016	229,886	215,920

Income taxes	44,909	14,204	86,709	42,450

NET INCOME	83,701	88,812	143,177	173,470

Preferred dividend requirements and other	1,718	1,718	5,155	5,841

EARNINGS APPLICABLE TO
COMMON STOCK	$81,983	$87,094	$138,022	$167,629

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY ARKANSAS, INC.
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2007 and 2006
(Unaudited)

	2007	2006
	(In Thousands)

OPERATING ACTIVITIES
Net income	$143,177	$173,470
Adjustments to reconcile net income to net cash flow provided by operating activities:
Reserve for regulatory adjustments	(18,607)	21,323
Other regulatory credits - net	(16,896)	(14,793)
Depreciation, amortization, and decommissioning	194,512	184,336
Deferred income taxes and investment tax credits	2,770	(105,087)
Changes in working capital:
Receivables	(20,717)	(70,335)
Fuel inventory	3,555	(5,389)
Accounts payable	83,139	(28,836)
Taxes accrued	(37,161)	168,985
Interest accrued	1,339	3,521
Deferred fuel costs	(68,021)	144,778
Other working capital accounts	(135,837)	11,967
Provision for estimated losses and reserves	(183)	(1,396)
Changes in other regulatory assets	26,956	(58,208)
Other	104,208	(44,756)
Net cash flow provided by operating activities	262,234	379,580

INVESTING ACTIVITIES
Construction expenditures	(212,835)	(183,878)
Allowance for equity funds used during construction	9,191	6,060
Nuclear fuel purchases	(40,353)	(49,269)
Proceeds from sale/leaseback of nuclear fuel	42,220	49,027
Proceeds from nuclear decommissioning trust fund sales	59,155	84,126
Investment in nuclear decommissioning trust funds	(68,569)	(91,168)
Change in money pool receivable - net	14,298	(19,659)
Other regulatory investments	-	(469)
Net cash flow used in investing activities	(196,893)	(205,230)

FINANCING ACTIVITIES
Proceeds from the issuance of preferred stock	-	73,355
Redemption of preferred stock	-	(75,885)
Change in credit borrowing - net	60,000	-
Change in money pool payable - net	29,924	(27,346)
Dividends paid:	-
Common stock	(181,600)	(128,900)
Preferred stock	(5,155)	(6,067)
Net cash flow used in financing activities	(96,831)	(164,843)

Net increase (decrease) in cash and cash equivalents	(31,490)	9,507

Cash and cash equivalents at beginning of period	34,815	9,393

Cash and cash equivalents at end of period	$3,325	$18,900

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period for:
Interest - net of amount capitalized	$60,050	$48,682
Income taxes	$25,795	($23,883)

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC.
BALANCE SHEETS
ASSETS
September 30, 2007 and December 31, 2006
(Unaudited)

	2007	2006
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$3,325	$2,849
Temporary cash investments - at cost,
which approximates market	-	31,966
Total cash and cash equivalents	3,325	34,815
Accounts receivable:
Customer	140,054	105,347
Allowance for doubtful accounts	(15,676)	(15,257)
Associated companies	42,984	57,554
Other	79,154	114,108
Accrued unbilled revenues	86,116	66,876
Total accounts receivable	332,632	328,628
Deferred fuel costs	70,178	2,157
Accumulated deferred income taxes	-	19,232
Fuel inventory - at average cost	19,418	22,973
Materials and supplies - at average cost	105,792	100,061
Deferred nuclear refueling outage costs	24,370	23,678
System agreement cost equalization	107,886	-
Prepayments and other	36,354	6,368
TOTAL	699,955	537,912

OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity	11,205	11,206
Decommissioning trust funds	467,709	439,408
Non-utility property - at cost (less accumulated depreciation)	1,443	1,446
Other	5,390	2,976
TOTAL	485,747	455,036

UTILITY PLANT
Electric	6,737,752	6,599,348
Property under capital lease	3,122	5,260
Construction work in progress	136,093	113,069
Nuclear fuel under capital lease	93,347	124,850
Nuclear fuel	17,334	21,044
TOTAL UTILITY PLANT	6,987,648	6,863,571
Less - accumulated depreciation and amortization	3,088,984	2,986,576
UTILITY PLANT - NET	3,898,664	3,876,995

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
SFAS 109 regulatory asset - net	95,606	93,682
Other regulatory assets	520,860	542,052
Other	36,556	35,359
TOTAL	653,022	671,093

TOTAL ASSETS	$5,737,388	$5,541,036

See Notes to Financial Statements.

70

ENTERGY ARKANSAS, INC.
BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY
September 30, 2007 and December 31, 2006
(Unaudited)

	2007	2006
	(In Thousands)

CURRENT LIABILITIES
Notes payable	$60,000	$-
Accounts payable:
Associated companies	179,022	64,546
Other	115,028	117,655
Customer deposits	56,074	49,978
Taxes accrued	-	37,161
Accumulated deferred income taxes	16,739	-
Interest accrued	20,918	19,579
Deferred fuel costs	-	-
Obligations under capital leases	55,289	56,265
Other	17,734	15,372
TOTAL	520,804	360,556

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,333,108	1,243,855
Accumulated deferred investment tax credits	56,849	59,834
Obligations under capital leases	41,180	73,845
Other regulatory liabilities	122,237	103,350
Decommissioning	497,216	472,810
Accumulated provisions	14,356	14,539
Pension and other postretirement liabilities	253,370	259,147
Long-term debt	1,312,763	1,306,201
Other	78,808	96,623
TOTAL	3,709,887	3,630,204

Commitments and Contingencies

SHAREHOLDERS' EQUITY
Preferred stock without sinking fund	116,350	116,350
Common stock, $0.01 par value, authorized 325,000,000
shares; issued and outstanding 46,980,196 shares in 2007
and 2006	470	470
Paid-in capital	588,527	588,528
Retained earnings	801,350	844,928
TOTAL	1,506,697	1,550,276

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$5,737,388	$5,541,036

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC.
SELECTED OPERATING RESULTS
For the Three and Nine Months Ended September 30, 2007 and 2006
(Unaudited)

	Three Months Ended		Increase/
Description	2007	2006	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$ 239	$ 265	($ 26)	(10)
Commercial	127	144	(17)	(12)
Industrial	122	140	(18)	(13)
Governmental	6	6	-	-
Total retail	494	555	(61)	(11)
Sales for resale
Associated companies	74	70	4	6
Non-associated companies	41	29	12	41
Other	16	7	9	129
Total	$ 625	$ 661	($ 36)	(5)

Billed Electric Energy
Sales (GWh):
Residential	2,515	2,550	(35)	(1)
Commercial	1,809	1,792	17	1
Industrial	2,022	2,112	(90)	(4)
Governmental	77	81	(4)	(5)
Total retail	6,423	6,535	(112)	(2)
Sales for resale
Associated companies	1,686	1,680	6	-
Non-associated companies	503	714	(211)	(30)
Total	8,612	8,929	(317)	(4)

	Nine Months Ended		Increase/
Description	2007	2006	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$ 545	$ 554	($ 9)	(2)
Commercial	309	315	(6)	(2)
Industrial	304	323	(19)	(6)
Governmental	15	15	-	-
Total retail	1,173	1,207	(34)	(3)
Sales for resale
Associated companies	222	253	(31)	(12)
Non-associated companies	110	113	(3)	(3)
Other	56	40	16	40
Total	$ 1,561	$ 1,613	($ 52)	(3)

Billed Electric Energy
Sales (GWh):
Residential	6,070	6,052	18	-
Commercial	4,519	4,462	57	1
Industrial	5,542	5,727	(185)	(3)
Governmental	210	209	1	-
Total retail	16,341	16,450	(109)	(1)
Sales for resale
Associated companies	5,257	5,977	(720)	(12)
Non-associated companies	1,758	2,245	(487)	(22)
Total	23,356	24,672	(1,316)	(5)

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

Entergy reached an agreement with one of its excess insurers under which Entergy received $69.5 million in the second quarter 2007 in settlement of its Hurricane Katrina claim with that insurer. Entergy Gulf States was allocated $2.1 million of the proceeds. Entergy Gulf States has received a total of $33.2 million as of September 30, 2007 on its Hurricanes Katrina and Rita insurance claims, including $6.1 million in 2007. Refer to Note 8 to the financial statements in the Form 10-K for a further description of Entergy's Hurricane Katrina and Hurricane Rita insurance claims and the non-nuclear property insurance coverage in place at the time the claims occurred.

Storm Cost Recovery Filings with Retail Regulators

In April 2007, the PUCT issued its financing order authorizing the issuance of securitization bonds to recover $353 million of hurricane reconstruction costs and up to $6 million of transaction costs, offset by $32 million of related deferred income tax benefits. In June 2007, Entergy Gulf States Reconstruction Funding I, LLC, a company wholly-owned and consolidated by Entergy Gulf States, issued $329.5 million of senior secured transition bonds (securitization bonds). With the proceeds, Entergy Gulf States Reconstruction Funding purchased from Entergy Gulf States the transition property, which is the right to recover from customers through a transition charge amounts sufficient to service the securitization bonds. Entergy Gulf States will use the proceeds to refinance or retire debt and to reduce equity. Entergy Gulf States began cost recovery through the transition charge in July 2007, and the transition charge is expected to remain in place over a 15-year period. See Note 4 to the financial statements for additional information regarding the securitization bonds.

In February 2007, Entergy Louisiana and Entergy Gulf States filed rebuttal testimony and filed a second supplemental and amending application by which they seek authority from the LPSC to securitize their storm cost recovery and storm reserve amounts, together with certain debt retirement costs and upfront and ongoing costs of the securitized debt issued. Securitization is authorized by a law signed by the Governor of Louisiana in May 2006. Hearings on the quantification of the amounts eligible for securitization began in late-April 2007. At the start of the hearing, a stipulation among Entergy Gulf States, Entergy Louisiana, the LPSC staff, and most other parties in the proceeding was read into the record. The stipulation quantifies the balance of storm restoration costs for recovery as $545 million for Entergy Louisiana and $187 million for Entergy Gulf States, and sets the storm reserve amounts at $152 million for Entergy Louisiana and $87 million for Entergy Gulf States. The stipulation also calls for securitization of the storm restoration costs and storm reserves in those same amounts. Hearings on authorization of securitization of the storm costs and reserves were held in June 2007. In August 2007, the LPSC issued orders approving recovery of the stipulated storm cost recovery and storm reserve amounts plus certain debt retirement and upfront and ongoing costs through securitization financing.

Results of Operations

Net Income

Third Quarter 2007 Compared to Third Quarter 2006

Net income increased $29.0 million primarily due to higher net revenue and higher other income, partially offset by higher other operation and maintenance expenses and higher interest and other charges.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Net income decreased $8.2 million primarily due to lower net revenue, higher other operation and maintenance expenses, and higher interest and other charges. This decrease was substantially offset by higher other income and lower taxes other than income taxes.

Net Revenue

Third Quarter 2007 Compared to Third Quarter 2006

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges. Following is an analysis of the change in net revenue comparing the third quarter 2007 to the third quarter 2006.
Amount
(In Millions)

2006 net revenue	$364.0
Net wholesale revenue	15.4
Fuel recovery	5.8
Securitization transition charge	4.9
Transmission revenue	3.5
Other	1.2
2007 net revenue	$394.8

The net wholesale revenue variance is primarily due to re-pricing revisions, retroactive to 2003, of $8.4 million of purchased power agreements among Entergy system companies as directed by the FERC in addition to higher margins on sales from the non-regulated portion of River Bend.

The fuel recovery variance resulted primarily from increased recovery of fuel costs from special rate customers in 2007 in addition to the under-recovery of fuel costs in 2006 from retail customers.

The securitization transition charge variance is due to the issuance of securitization bonds. In June 2007, Entergy Gulf States Reconstruction Funding I, LLC, a company wholly-owned and consolidated by Entergy Gulf States, issued securitization bonds and with the proceeds purchased from Entergy Gulf States the transition property, which is the right to recover from customers through a transition charge amounts sufficient to service the securitization bonds. See Note 4 to the financial statements herein for details of the securitization bond issuance.

The transmission revenue variance is due to higher rates and the addition of new transmission customers in late-2006.

Gross operating revenues, fuel and purchased power expenses, and other regulatory charges

Gross operating revenues decreased primarily due to a decrease in fuel cost recovery revenues of $116.6 million due to lower fuel rates and refunds. Refer to Note 2 to the financial statements for a discussion of the fuel refund filing with the PUCT. The decrease in gross operating revenues was partially offset by wholesale revenue from the system agreement cost equalization payments from Entergy Arkansas. The receipt of such payments for the Texas jurisdiction is being refunded to customers by crediting deferred fuel costs and reducing fuel rates ultimately charged to customers. As a result, the system agreement cost equalization receipt and refund to customers have no effect on net income.

Fuel and purchased power expenses decreased primarily due to a decrease in deferred fuel expense as a result of a decrease in fuel cost recovery revenues, as discussed above.

Other regulatory charges increased primarily due to the recovery in the Texas jurisdiction, effective July 2007, of bond expenses related to the bond securitization, as discussed above. The increase was also due to the amortization of storm costs in 2007 as a result of the May 2006 formula rate plan filing (for the 2005 test year) with the LPSC to recover such costs through base rates effective September 2006. See Note 4 to the financial statements herein for details of the securitization bond issuance.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges. Following is an analysis of the change in net revenue comparing the nine months ended September 30, 2007 to the nine months ended September 30, 2006.
Amount
(In Millions)

2006 net revenue	$985.6
Fuel recovery	(30.7)
Purchased power capacity	(9.0)
Volume/weather	10.1
Transmission revenue	9.3
Net wholesale revenue	6.5
Securitization transition charge	4.9
Other	5.2
2007 net revenue	$981.9

The fuel recovery variance resulted primarily from adjustments of fuel clause recoveries in the first quarter 2006 in Entergy Gulf States' Louisiana jurisdiction and a reserve for potential rate refunds in the first quarter 2007 in Entergy Gulf States' Texas jurisdiction as a result of a PUCT ruling related to the application of past PUCT rulings addressing transition to competition in Texas.

The purchased power capacity variance is primarily due to ongoing purchased power capacity expense and the amortization of deferred capacity charges. A portion of the increase in purchased power capacity costs is being recovered through base rate increases implemented to recover incremental deferred and ongoing purchased power capacity charges. The base rate increases are discussed in Note 2 to the financial statements in the Form 10-K.

The volume/weather variance is primarily due to increased electricity usage primarily in the residential and commercial sectors, including increased usage during the unbilled sales period. The increase in usage was substantially offset by decreased usage in the industrial sector in addition to less favorable weather compared to the same period in 2006. See Note 1 to the financial statements in the Form 10-K for a discussion of the accounting for unbilled revenues.

The transmission revenue variance is due to higher rates and the addition of new transmission customers in late-2006.

The net wholesale revenue variance is primarily due to re-pricing revisions, retroactive to 2003, of $8.4 million of purchased power agreements among Entergy system companies as directed by the FERC.

The securitization transition charge variance is due to the issuance of securitization bonds. In June 2007, Entergy Gulf States Reconstruction Funding I, LLC, a company wholly-owned and consolidated by Entergy Gulf States, issued securitization bonds and with the proceeds purchased from Entergy Gulf States the transition property, which is the right to recover from customers through a transition charge amounts sufficient to service the securitization bonds. See Note 4 to the financial statements herein for details of the securitization bond issuance.

Gross operating revenues, fuel and purchased power expenses, and other regulatory charges

Gross operating revenues decreased primarily due to a decrease in fuel cost recovery revenues of $222.7 million due to lower fuel rates and refunds. Refer to Note 2 to the financial statements for a discussion of the fuel refund filing with the PUCT. The decrease was partially offset by more favorable volume/weather as discussed above and higher wholesale revenue from the system agreement cost equalization payments from Entergy Arkansas. The receipt of such payments for the Texas jurisdiction is being refunded to customers by crediting deferred fuel costs and reducing fuel rates ultimately charged to customers. As a result, the system agreement cost equalization receipt and refund to customers have no effect on net income.

Fuel and purchased power expenses decreased primarily due to a decrease in deferred fuel expense as a result of a decrease in fuel cost recovery revenues, as discussed above. The decrease was partially offset by an increase in the average market price of associated purchased power and an increase in demand.

Other regulatory charges increased primarily due to:

  an increase of $5.2 million as a result of higher capacity charges and the amortization of capacity charges;
  the recovery of $4.9 million in the Texas jurisdiction, effective July 2007, of bond expenses related to the bond securitization, as discussed above. See Note 4 to the financial statements herein for details of the securitization bond issuance; and
  a regulatory credit of $4.5 million recorded during the second quarter 2006 as a result of Entergy Gulf States reinstating the application of regulatory accounting principles to its wholesale business. Refer to "Application of SFAS 71" in Note 1 to the financial statements in the Form 10-K for further discussion.

Other Income Statement Variances

Third Quarter 2007 Compared to Third Quarter 2006

Other operation and maintenance expenses increased primarily due to:

  an increase of $9.3 million in transmission spending due to higher transmission equalization expenses and an increase in spending due to additional labor and materials costs related to substation and transmission line maintenance;
  an increase of $2.7 million in nuclear expenses due to a non-refueling plant outage and a higher radwaste accrual; and
  an increase of $1.5 million in vegetation maintenance expenses.

The increase was partially offset by a decrease of $8.1 million in payroll, payroll-related, and benefit costs.

Taxes other than income taxes decreased primarily due to Texas franchise tax accruals recorded in August 2006 retroactive to April 2006 related to three new franchise agreements with cities in Texas in addition to lower Louisiana franchise taxes due to lower revenues.

Other income increased primarily due to carrying charges on storm restoration costs approved by the PUCT, in addition to interest earned on money pool investments. The PUCT approval and the securitization filing for the recovery of reconstruction costs are discussed in Note 2 to the financial statements in the Form 10-K and Note 2 to the financial statements herein.

Interest and other charges increased primarily due to the increase in long-term debt outstanding as a result of the issuance of securitization bonds during the second quarter 2007.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Other operation and maintenance expenses increased primarily due to:

  an increase of $11.6 million in transmission spending due to higher transmission equalization expenses, additional costs related to the Independent Coordinator of Transmission, additional loss reserve accruals related to public liability litigation, and an increase in spending due to additional labor and materials costs related to substation and transmission line maintenance;
  an increase of $9.2 million in nuclear expenses due to a non-refueling plant outage, a higher radwaste accrual, and increased NRC fees;
  an increase of $4.2 million in vegetation maintenance expenses;
  an increase of $2.5 million due to unfavorable litigation resolutions;
  an increase of $2.0 million in distribution expenses due to the return to normal operations work in 2007 versus storm restoration activities in 2006 as a result of the hurricanes; and
  an increase of $1.7 million due to higher insurance premiums as a result of amending coverage in June 2006 and the timing of premium payments in 2007 compared to 2006.

The increase was partially offset by a decrease of $7.0 million in payroll, payroll-related, and benefit costs and a decrease of $5 million due to a change in the accounting treatment of a gas storage facility which is included in fuel expense in 2007.

Taxes other than income taxes decreased primarily due to lower Louisiana franchise taxes resulting from lower fuel recovery revenues, as discussed above, partially offset by a payment in June 2007 for Texas corporate franchise taxes for amended returns filed for the years 1997 - 2001 as a result of an IRS audit settlement.

Other income increased primarily due to carrying charges on storm restoration costs approved by the PUCT, in addition to interest earned on money pool investments. The PUCT approval and the securitization filing for the recovery of reconstruction costs are discussed in Note 2 to the financial statements in the Form 10-K and Note 2 to the financial statements herein.

Interest and other charges increased primarily due to:

  an increase in long-term debt outstanding as a result of the issuance of securitization bonds during the second quarter 2007;
  an increase in interest recorded on advances from independent power producers as directed by the FERC; and
  an increase in interest recorded on deferred fuel costs.

Income Taxes

The effective income tax rate was 39.6% for the third quarter 2007 and 40.0% for the nine months ended September 30, 2007. The differences in the effective income tax rates for the third quarter 2007 and the nine months ended September 30, 2007 versus the federal statutory rate of 35.0% are primarily due to book and tax differences related to utility plant items and state income taxes, partially offset by flow-through book and tax timing differences related to a pension payment, book and tax differences related to allowance for equity funds used during construction, and the amortization of investment tax credits.

The effective income tax rate was 37.5% for the third quarter 2006 and 35.7% for the nine months ended September 30, 2006. The difference in the effective income tax rate for the third quarter 2006 versus the federal statutory rate of 35.0% is primarily due to state income taxes and book and tax differences related to utility plant items, partially offset by the amortization of investment tax credits and the flow-through of a pension item. The difference in the effective income tax rate for the nine months ended September 30, 2006 versus the federal statutory rate of 35.0% is primarily due to state income taxes and book and tax differences related to utility plant items partially offset by the amortization of investment tax credits, book and tax differences related to the allowance for equity funds used during construction, and the flow-through of a pension item.

Liquidity and Capital Resources

Cash Flow

Cash flows for the nine months ended September 30, 2007 and 2006 were as follows:

	2007	2006
	(In Thousands)

Cash and cash equivalents at beginning of period	$180,381	$25,373

Cash flow provided by (used in):
Operating activities	380,945	514,774
Investing activities	(361,600)	(323,392)
Financing activities	239,609	(172,158)
Net increase in cash and cash equivalents	258,954	19,224

Cash and cash equivalents at end of period	$439,335	$44,597

Operating Activities

Net cash provided by operating activities decreased $133.8 million primarily due to the timing of the collection of receivables from customers, decreased recovery of deferred fuel costs, and income tax payments of $15.1 million for the nine months ended September 30, 2007 compared to income tax refunds of $54.9 million for the same period in 2006. This decrease was partially offset by the timing of payments to vendors.

Investing Activities

Net cash used in investing activities increased $38.2 million primarily due to money pool activity, partially offset by a decrease in construction expenditures due to storm-related projects in 2006.

Financing Activities

Financing activities provided cash of $239.6 million for the nine months ended September 30, 2007 compared to using cash of $172.2 million for the nine months ended September 30, 2006 primarily due to the issuance of $329.5 million of securitization bonds in 2007 and a decrease of $88.1 million in common stock dividends. See Note 4 to the financial statements for details of the securitization bond issuance.

Capital Structure

Entergy Gulf States' capitalization is balanced between equity and debt, as shown in the following table. The increase in the debt to capital percentages as of September 30, 2007 is primarily due to the issuance of the securitization bonds in June 2007.
	September 30, 2007	December 31, 2006

Net debt to net capital	50.0%	50.1%
Effect of subtracting cash from debt	4.3%	1.9%
Debt to capital	54.3%	52.0%

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

Entergy Gulf States' receivables from the money pool were as follows:

September 30, 2007	December 31, 2006	September 30, 2006	December 31, 2005
(In Thousands)

$195,371	$75,048	$62,356	$64,011

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

As discussed in the Form 10-K, Entergy Gulf States had in place a $50 million line of credit. In August 2007, the line of credit was reduced to $2 million. The line of credit allows Entergy Gulf States to borrow money and to issue letters of credit. $1.4 million in letters of credit were issued under the facility at September 30, 2007, and no borrowings were outstanding. The line of credit terminates in February 2011.

In August 2007, Entergy Gulf States entered into a new, five-year, $200 million credit facility which expires in August 2012. Entergy Gulf States has the ability to issue letters of credit against the facility. The credit agreement requires Entergy Gulf States to maintain a consolidated debt ratio of 65% or less of its total capitalization. The facility has a variable interest rate that would currently be approximately 5.54% on borrowings under the facility, and has a facility fee that is currently 0.125% of the commitment amount. The facility fee and interest rate can fluctuate depending on the senior unsecured debt ratings of Entergy Gulf States. As of September 30, 2007, there were no borrowings or letters of credit outstanding under the $200 million facility.

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

As required by the June 2005 legislation, Entergy Gulf States filed its proposed transition to competition plan in December 2006. The plan provides that to achieve full customer choice, Entergy Gulf States should join ERCOT because ERCOT already has all of the prerequisites for retail choice. Pursuant to PUCT order, on June 4, 2007 Entergy Gulf States filed a restatement of the plan, in which Entergy Gulf States requested that the PUCT approve a "Financial Stability Provision" that is designed to ensure that Entergy Gulf States' proposed integration with ERCOT will not, during the necessary construction period, cause deterioration of its credit quality and financial strength. The June 4, 2007 filing also proposes a rule making process to implement the Financial Stability Provision and to consider the construction and ownership of necessary ERCOT integration facilities by third parties. The filing also eliminated from the plan certain provisions whereby Entergy Gulf States had the ability in its sole discretion to cease pursuit of the plan. Under Entergy Gulf States' plan, retail open access could commence as early as 2013, although that is unlikely given the PUCT's decision described below. Entergy Gulf States' plan includes an estimate that direct construction costs for facilities to interconnect Entergy Gulf States' Texas operations with ERCOT could be approximately $1 billion. The Texas Legislature did not pass legislation addressing Entergy Gulf States' transition plan before adjourning its 2007 session. PUCT hearings on Entergy Gulf States' plan were completed in July 2007. In October 2007, the PUCT abated the proceeding to allow the Southwest Power Pool (SPP) to develop additional information about the costs and benefits of Entergy Gulf States joining the SPP similar to information presented regarding Entergy Gulf States joining ERCOT. The SPP has stated that it would take a minimum of six to nine months to develop this type of information. Entergy Gulf States filed a motion for reconsideration, in which it asks the PUCT to also allow for an update to the ERCOT cost study.

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

In addition to the terms of the plan described in the Form 10-K, additional terms of the plan include that EGS-LA would remain primarily liable on all Entergy Gulf States long-term debt outstanding when the plan is implemented. Under one or more debt assumption agreements with EGS-LA, ETI would assume its pro rata share of this long-term debt. The assumption would not discharge EGS-LA's liability on the long-term debt. EGS-LA would record an assumption asset to reflect the long-term debt assumed by ETI. ETI would grant EGS-LA a first lien on its assets to secure its debt obligations under the debt assumption agreement or agreements. ETI would have three years from the date of plan implementation to pay off the assumed debt. In addition, under the proposal, the currently outstanding preferred stock of Entergy Gulf States would be redeemed in anticipation of the jurisdictional separation. Entergy Gulf States expects that the redemption would occur at the call prices reported in Note 6 to the financial statements in the Form 10-K.

Entergy Gulf States has also filed with the FERC an application, on behalf of ETI, for authority from the end of 2007 through March 31, 2010 to issue up to $200 million of short-term debt, up to $300 million of tax-exempt bonds, and up to $1.3 billion of other long-term securities, including common and preferred stock and long-term debt. Entergy Gulf States, on behalf of EGS-LA, has filed with the FERC a similar application for authority over the same time period to issue up to $200 million of short-term debt, up to $500 million of tax-exempt bonds and up to $750 million of other long-term securities, including common and preferred membership interests and long-term debt.  On November 8, 2007 the FERC issued orders granting the requested authority for a two-year period from the date that the orders were issued.

In May 2007, Entergy Gulf States filed with the NRC an application for transfer of the River Bend operating license, which was approved in November 2007. Additional FERC notice filings will also be made before the separation can occur. In addition, under the LPSC order approving the jurisdictional separation plan, jurisdictional separation will not occur if Entergy Gulf States cannot obtain reasonable assurances from the rating agencies that upon the separation there will not be a downgrade in ETI's or EGS-LA's credit ratings from Entergy Gulf States' credit ratings. Entergy Gulf States' current target for completing the jurisdictional separation is the end of 2007.

State and Local Rate Regulation

Entergy Gulf States made a rate filing in September 2007 with the PUCT requesting an annual rate increase totaling $107.5 million, including a base rate increase of $64.3 million and special riders totaling $43.2 million. The base rate increase includes $12.2 million for the storm damage reserve. Entergy Gulf States is requesting an 11% return on common equity. The rate filing also includes a request to reconcile $858 million in fuel and purchased power costs on a Texas retail basis incurred over the period January 2006 through March 2007.

In September 2007, Entergy Gulf States filed with the PUCT a request to increase its incremental purchased capacity recovery rider to collect approximately $25 million on an annual basis. This filing also includes a request to implement an interim surcharge to collect approximately $10 million in under-recovered incremental purchased capacity costs incurred through July 2007. A decision is expected in the first quarter 2008. Amounts collected through the rider and interim surcharge are subject to final reconciliation.

In May 2007, Entergy Gulf States made its formula rate plan filing with the LPSC for the 2006 test year. The filing reflected a 10.0% return on common equity, which is within the allowed earnings bandwidth, and an anticipated formula rate plan decrease of $23 million annually attributable to adjustments outside of the formula rate plan sharing mechanism related to capacity costs and the anticipated securitization of storm costs related to Hurricane Katrina and Hurricane Rita and the securitization of a storm reserve. In September 2007, Entergy Gulf States modified the formula rate plan filing to reflect a 10.07% return on common equity, which is still within the allowed bandwidth. The modified filing also reflected implementation of a $4.1 million rate increase attributable to recovery of additional LPSC approved incremental deferred and ongoing capacity costs. The rate decrease anticipated in the original filing did not occur because of the additional capacity costs approved by the LPSC, and because securitization of storm costs associated with Hurricane Katrina and Hurricane Rita and the establishment of a storm reserve have not yet occurred. Entergy Gulf States is currently exploring its securitization options.

In March 2007, Entergy Gulf States filed a request with the PUCT to refund $78.5 million, including interest, of fuel cost recovery over-collections through January 2007. In June 2007, the PUCT approved a unanimous stipulation and settlement agreement that updated the over-collection balance through April 2007 and established a refund amount, including interest, of $109.4 million. The refund was made over a two-month period beginning with the first billing cycle in July 2007. Amounts refunded through the interim fuel refund are subject to final reconciliation in a future fuel reconciliation proceeding.

In January 2007, Entergy Gulf States filed with the LPSC its gas rate stabilization plan for the test year ending September 30, 2006.  The filing showed a revenue deficiency of $3.5 million based on a return on common equity mid-point of 10.5%.  In March 2007, Entergy Gulf States filed a set of rate and rider schedules that reflected all proposed LPSC staff adjustments and implemented a $2.4 million base rate increase effective with the first billing cycle of April 2007 pursuant to the rate stabilization plan.

In May 2006, Entergy Gulf States filed with the PUCT a fuel and purchased power reconciliation case covering the period September 2003 through December 2005 for costs recoverable through the Texas fixed fuel factor rate and the incremental purchased capacity recovery rider. Entergy Gulf States reconciled $1.6 billion of fuel and purchased power costs on a Texas retail basis. A hearing was conducted before ALJs in

April 2007. In July 2007, the ALJs issued a proposal for decision recommending that Entergy Gulf States be authorized to reconcile all of its requested Texas fixed fuel factor expenses and recommending a minor adjustment to the incremental purchased capacity recovery calculation. The ALJs also recommend granting an exception to PUCT rules to allow for recovery of an additional $11.4 million in Texas-jurisdictional purchased power capacity costs. In September 2007, the PUCT issued a final order, which affirmed the ultimate result of the ALJ's proposal for decision. Upon motions for rehearing, the PUCT added additional language in its order on rehearing.  In order to preserve any appeals, the parties will have to file a subsequent motion for rehearing to the PUCT's order on rehearing.

In May 2006, Entergy Gulf States made its formula rate plan filing with the LPSC for the 2005 test year. Entergy Gulf States modified the filing in August 2006 to reflect an 11.1% return on common equity which is within the allowed bandwidth. The modified filing includes a formula rate plan increase of $17.2 million annually that provides for 1) interim recovery of $10.5 million of storm costs from Hurricane Katrina and Hurricane Rita and 2) recovery of $6.7 million of LPSC-approved incremental deferred and ongoing capacity costs. The increase was implemented, subject to refund, with the first billing cycle of September 2006. In May 2007 the LPSC approved a settlement between Entergy Gulf States and the LPSC staff, affirming the rates that were implemented in September 2006.

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

ENTERGY GULF STATES, INC.
CONSOLIDATED INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2007 and 2006
(Unaudited)

	Three Months Ended		Nine Months Ended
	2007	2006	2007	2006
	(In Thousands)		(In Thousands)

OPERATING REVENUES
Electric	$946,222	$1,043,264	$2,606,045	$2,766,558
Natural gas	11,818	12,495	66,836	63,521
TOTAL	958,040	1,055,759	2,672,881	2,830,079

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	210,890	342,828	643,081	842,959
Purchased power	341,278	348,318	1,024,478	999,244
Nuclear refueling outage expenses	2,529	4,199	10,000	13,299
Other operation and maintenance	128,154	121,560	395,283	367,113
Decommissioning	2,961	2,731	8,707	8,028
Taxes other than income taxes	35,838	40,624	101,980	108,312
Depreciation and amortization	50,925	53,802	156,400	154,981
Other regulatory charges - net	11,102	608	23,445	2,246
TOTAL	783,677	914,670	2,363,374	2,496,182

OPERATING INCOME	174,363	141,089	309,507	333,897

OTHER INCOME
Allowance for equity funds used during construction	2,512	1,697	8,943	9,498
Interest and dividend income	29,020	6,336	61,314	20,805
Miscellaneous - net	214	(477)	871	(876)
TOTAL	31,746	7,556	71,128	29,427

INTEREST AND OTHER CHARGES
Interest on long-term debt	39,878	35,004	109,567	102,997
Other interest - net	3,433	1,992	11,899	5,989
Allowance for borrowed funds used during construction	(1,610)	(1,027)	(5,784)	(5,428)
TOTAL	41,701	35,969	115,682	103,558

INCOME BEFORE INCOME TAXES	164,408	112,676	264,953	259,766

Income taxes	65,026	42,268	106,014	92,604

NET INCOME	99,382	70,408	158,939	167,162

Preferred dividend requirements and other	955	1,009	2,846	3,041

EARNINGS APPLICABLE TO COMMON STOCK	$98,427	$69,399	$156,093	$164,121

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY GULF STATES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2007 and 2006
(Unaudited)

	2007	2006
	(In Thousands)

OPERATING ACTIVITIES
Net income	$158,939	$167,162
Adjustments to reconcile net income to net cash flow provided by operating activities:
Reserve for regulatory adjustments	270	6,305
Other regulatory charges - net	23,445	2,246
Depreciation, amortization, and decommissioning	165,107	163,009
Deferred income taxes and investment tax credits, and non-current taxes accrued	1,126	95,333
Changes in working capital:
Receivables	(178,606)	89,178
Fuel inventory	(8,685)	(8,996)
Accounts payable	38,139	(94,479)
Taxes accrued	22,199	68,055
Interest accrued	6,270	706
Deferred fuel costs	8,884	151,118
Other working capital accounts	59,625	8,332
Provision for estimated losses and reserves	(4,236)	(4,252)
Changes in other regulatory assets	(48,544)	(117,618)
Other	137,012	(11,325)
Net cash flow provided by operating activities	380,945	514,774

INVESTING ACTIVITIES
Construction expenditures	(226,941)	(311,255)
Allowance for equity funds used during construction	8,943	9,498
Insurance proceeds	6,580	-
Nuclear fuel purchases	(35,376)	(38,357)
Proceeds from sale/leaseback of nuclear fuel	13,839	37,647
Proceeds from nuclear decommissioning trust fund sales	48,918	39,344
Investment in nuclear decommissioning trust funds	(59,621)	(49,217)
Change in money pool receivable - net	(120,323)	1,655
Changes in other investments - net	2,381	915
Other regulatory investments	-	(13,622)
Net cash flow used in investing activities	(361,600)	(323,392)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	323,486	-
Redemption of preferred stock	(3,450)	(3,450)
Dividends paid:
Common stock	(77,600)	(165,700)
Preferred stock	(2,827)	(3,008)
Net cash flow provided by (used in) financing activities	239,609	(172,158)

Net increase in cash and cash equivalents	258,954	19,224

Cash and cash equivalents at beginning of period	180,381	25,373

Cash and cash equivalents at end of period	$439,335	$44,597

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period for:
Interest - net of amount capitalized	$108,372	$101,059
Income taxes	$15,066	($54,920)

See Notes to Financial Statements.

ENTERGY GULF STATES, INC.
CONSOLIDATED BALANCE SHEETS
ASSETS
September 30, 2007 and December 31, 2006
(Unaudited)

	2007	2006
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$11,587	$2,923
Temporary cash investments - at cost,
which approximates market	427,748	177,458
Total cash and cash equivalents	439,335	180,381
Accounts receivable:
Customer	182,065	146,144
Allowance for doubtful accounts	(2,165)	(1,618)
Associated companies	289,527	106,990
Other	113,751	50,811
Accrued unbilled revenues	94,251	79,538
Total accounts receivable	677,429	381,865
Accumulated deferred income taxes	24,291	20,352
Fuel inventory - at average cost	77,896	69,211
Materials and supplies - at average cost	128,950	120,245
Deferred nuclear refueling outage costs	3,457	12,971
Prepayments and other	28,152	16,725
TOTAL	1,379,510	801,750

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	368,580	344,911
Non-utility property - at cost (less accumulated depreciation)	98,109	94,776
Other	29,632	25,218
TOTAL	496,321	464,905

UTILITY PLANT
Electric	8,914,545	8,857,166
Natural gas	97,547	92,368
Construction work in progress	187,984	149,392
Nuclear fuel under capital lease	79,615	73,422
Nuclear fuel	7,375	10,821
TOTAL UTILITY PLANT	9,287,066	9,183,169
Less - accumulated depreciation and amortization	4,372,770	4,263,307
UTILITY PLANT - NET	4,914,296	4,919,862

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
SFAS 109 regulatory asset - net	467,651	465,259
Other regulatory assets	1,067,001	1,001,016
Deferred fuel costs	100,124	100,124
Long-term receivables	5,804	9,833
Other	31,022	23,928
TOTAL	1,671,602	1,600,160

TOTAL ASSETS	$8,461,729	$7,786,677

See Notes to Financial Statements.

86

ENTERGY GULF STATES, INC.
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY
September 30, 2007 and December 31, 2006
(Unaudited)

	2007	2006
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$325,000	$-
Accounts payable:
Associated companies	115,765	79,584
Other	195,107	200,746
Customer deposits	73,857	68,844
Taxes accrued	49,980	27,781
Interest accrued	40,753	34,483
Deferred fuel costs	35,146	26,262
Obligations under capital leases	24,769	24,769
Pension and other postretirement liabilities	7,884	7,662
System agreement cost equalization	51,474	-
Other	45,484	31,933
TOTAL	965,219	502,064

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,907,466	1,803,461
Accumulated deferred investment tax credits	122,922	127,202
Obligations under capital leases	54,847	48,653
Other regulatory liabilities	74,707	53,648
Decommissioning and asset retirement cost liabilities	203,551	191,036
Transition to competition	79,098	79,098
Accumulated provisions	20,647	21,245
Pension and other postretirement liabilities	119,099	141,834
Long-term debt	2,363,474	2,358,327
Preferred stock with sinking fund	7,050	10,500
Other	211,274	196,731
TOTAL	5,164,135	5,031,735

Commitments and Contingencies

SHAREHOLDERS' EQUITY
Preferred stock without sinking fund	47,327	47,327
Common stock, no par value, authorized 200,000,000
shares; issued and outstanding 100 shares in 2007 and 2006	114,055	114,055
Paid-in capital	1,457,486	1,457,486
Retained earnings	732,417	653,924
Accumulated other comprehensive loss	(18,910)	(19,914)
TOTAL	2,332,375	2,252,878

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$8,461,729	$7,786,677

See Notes to Financial Statements.

ENTERGY GULF STATES, INC.
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS AND COMPREHENSIVE INCOME
For the Three and Nine Months Ended September 30, 2007 and 2006
(Unaudited)

	Three Months Ended
	2007		2006
	(In Thousands)
RETAINED EARNINGS
Retained Earnings - Beginning of period	$666,090		$670,824

Add: Net Income	99,382	$99,382	70,408	$70,408

Deduct:
Dividends declared on common stock	32,100		82,700
Preferred dividend requirements and other	955	955	1,009	1,009
	33,055		83,709

Retained Earnings - End of period	$732,417		$657,523

ACCUMULATED OTHER COMPREHENSIVE
LOSS (Net of Taxes):
Balance at beginning of period:
Pension and other postretirement liabilities	($19,245)		$ -
Other accumulated comprehensive income items	-		(2,233)

Pension and other postretirement liabilities (net of tax expense of $326)	335	335	-	-
Net derivative instrument fair value changes
arising during the period	-	-	617	617

Balance at end of period:
Pension and other postretirement liabilities	(18,910)		-
Other accumulated comprehensive income items	-		(1,616)
Total	($18,910)		($1,616)
Comprehensive Income		$98,762		$70,016

	Nine Months Ended
	2007		2006
	(In Thousands)
RETAINED EARNINGS
Retained Earnings - Beginning of period	$653,924		$659,102

Add: Net Income	158,939	$158,939	167,162	$167,162

Deduct:
Dividends declared on common stock	77,600		165,700
Preferred dividend requirements and other	2,846	2,846	3,041	3,041
	80,446		168,741

Retained Earnings - End of period	$732,417		$657,523

ACCUMULATED OTHER COMPREHENSIVE
LOSS (Net of Taxes):
Balance at beginning of period:
Pension and other postretirement liabilities	($19,914)		$ -
Other accumulated comprehensive income items	-		(1,409)

Pension and other postretirement liabilities (net of tax expense of $978)	1,004	1,004	-	-
Net unrealized investment gains	-		(824)
Net derivative instrument fair value changes
arising during the period	-	-	617	617

Balance at end of period:
Pension and other postretirement liabilities	(18,910)		-
Other accumulated comprehensive income items	-		(1,616)
Total	($18,910)		($1,616)
Comprehensive Income		$157,097		$164,738

See Notes to Financial Statements.

ENTERGY GULF STATES, INC.
SELECTED OPERATING RESULTS
For the Three and Nine Months Ended September 30, 2007 and 2006
(Unaudited)

	Three Months Ended		Increase/
Description	2007	2006	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$320	$375	($55)	(15)
Commercial	210	249	(39)	(16)
Industrial	247	288	(41)	(14)
Governmental	10	13	(3)	(23)
Total retail	787	925	(138)	(15)
Sales for resale
Associated companies	85	46	39	85
Non-associated companies	51	57	(6)	(11)
Other	23	15	8	53
Total	$946	$1,043	($97)	(9)

Billed Electric Energy
Sales (GWh):
Residential	3,359	3,393	(34)	(1)
Commercial	2,577	2,553	24	1
Industrial	3,815	3,920	(105)	(3)
Governmental	114	118	(4)	(3)
Total retail	9,865	9,984	(119)	(1)
Sales for resale
Associated companies	728	1,073	(345)	(32)
Non-associated companies	704	918	(214)	(23)
Total	11,297	11,975	(678)	(6)

	Nine Months Ended		Increase/
Description	2007	2006	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$800	$874	($74)	(8)
Commercial	612	671	(59)	(9)
Industrial	785	889	(104)	(12)
Governmental	34	37	(3)	(8)
Total retail	2,231	2,471	(240)	(10)
Sales for resale
Associated companies	151	95	56	59
Non-associated companies	153	157	(4)	(3)
Other	71	44	27	61
Total	$2,606	$2,767	($161)	(6)

Billed Electric Energy
Sales (GWh):
Residential	7,890	7,841	49	1
Commercial	6,761	6,681	80	1
Industrial	11,317	11,430	(113)	(1)
Governmental	335	340	(5)	(1)
Total retail	26,303	26,292	11	-
Sales for resale
Associated companies	1,962	2,225	(263)	(12)
Non-associated companies	2,248	2,213	35	2
Total	30,513	30,730	(217)	(1)

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

In February 2007, Entergy Louisiana and Entergy Gulf States filed rebuttal testimony and filed a second supplemental and amending application by which they seek authority from the LPSC to securitize their storm cost recovery and storm reserve amounts, together with certain debt retirement costs and upfront and ongoing costs of the securitized debt issued. Securitization is authorized by a law signed by the Governor of Louisiana in May 2006. Hearings on the quantification of the amounts eligible for securitization began in late-April 2007. At the start of the hearing, a stipulation among Entergy Gulf States, Entergy Louisiana, the LPSC staff, and most other parties in the proceeding was read into the record. The stipulation quantifies the balance of storm restoration costs for recovery as $545 million for Entergy Louisiana and $187 million for Entergy Gulf States, and sets the storm reserve amounts at $152 million for Entergy Louisiana and $87 million for Entergy Gulf States. The stipulation also calls for securitization of the storm restoration costs and storm reserves in those same amounts. Hearings on authorization of securitization of the storm costs and reserves were held in June 2007. In August 2007, the LPSC issued orders approving recovery of the stipulated storm cost recovery and storm reserve amounts plus certain debt retirement and upfront and ongoing costs through securitization financing.

Entergy reached an agreement with one of its excess insurers under which Entergy received $69.5 million in the second quarter 2007 in settlement of its Hurricane Katrina claim with that insurer. Entergy Louisiana was allocated $9.7 million of the proceeds. Entergy Louisiana has received a total of $24.8 million as of September 30, 2007 on its Hurricanes Katrina and Rita insurance claims, including $12.0 million in 2007. In the third quarter 2007, Entergy filed a lawsuit in the U.S. District Court for the Eastern District of Louisiana against its other excess insurer on the Hurricane Katrina claim. At issue in the lawsuit is whether any policy exclusions limit the extent of coverage provided by that insurer. Refer to Note 8 to the financial statements in the Form 10-K for a further description of Entergy's Hurricane Katrina and Hurricane Rita insurance claims and the non-nuclear property insurance coverage in place at the time the claims occurred.

Results of Operations

Net Income

Third Quarter 2007 Compared to Third Quarter 2006

Net income increased $5.5 million primarily due to higher net revenue, lower depreciation and amortization expenses, and a lower effective income tax rate, substantially offset by higher other operation and maintenance expenses and higher interest and other charges.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Net income increased $4.7 million primarily due to higher net revenue and a lower effective income tax rate, substantially offset by higher other operation and maintenance expenses, lower other income, and higher interest and other charges.

Net Revenue

Third Quarter 2007 Compared to Third Quarter 2006

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits). Following is an analysis of the change in net revenue comparing the third quarter 2007 to the third quarter 2006.
Amount
(In Millions)

2006 net revenue	$304.7
Base revenues	14.2
Purchased power capacity	(19.3)
Other	9.8
2007 net revenue	$309.4

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

Gross operating revenues, fuel and purchased power expenses, and other regulatory charges (credits)

Gross operating revenues increased primarily due to:

  an increase of $14.2 million in base revenues, as discussed above;
  an increase of $9.3 million in gross wholesale revenue due to increased sales to affiliated systems; and
  an increase of $5.1 million in fuel cost recovery revenues due to higher fuel rates.

Fuel and purchased power expenses increased primarily due to an increase in the market price of natural gas, partially offset by a decrease in deferred fuel expense.

Other regulatory credits decreased primarily due to the deferral of capacity charges in 2006 in addition to the amortization of these capacity charges in 2007 as a result of the May 2006 formula rate plan filing (for the 2005 test year) with the LPSC to recover such costs through base rates effective September 2006.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits). Following is an analysis of the change in net revenue comparing the nine months ended September 30, 2007 to the nine months ended September 30, 2006.
Amount
(In Millions)

2006 net revenue	$737.3
Base revenues	73.1
Volume/weather	32.2
Purchased power capacity	(77.9)
Other	5.5
2007 net revenue	$770.2

The base revenues variance is primarily due to increases effective September 2006 for the 2005 formula rate plan filing to recover LPSC-approved incremental deferred and ongoing capacity costs. See Note 2 to the financial statements in the Form 10-K for a discussion of the formula rate plan filing.

The volume/weather variance is due to increased electricity usage in all sectors, including electricity sales during the unbilled service period. Billed retail electricity usage increased a total of 653 GWh in all sectors. See Note 1 to the financial statements in the Form 10-K for a discussion of the accounting for unbilled revenues.

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

Gross operating revenues, fuel and purchased power expenses, and other regulatory charges (credits)

Gross operating revenues increased primarily due to:

  an increase of $114 million in fuel cost recovery revenues due to higher fuel rates and usage;
  an increase of $73.1 million in base revenues, as discussed above; and
  an increase of $32.2 million related to volume/weather, as discussed above.

The increase was partially offset by a decrease of $30.6 million in gross wholesale revenue due to decreased sales to affiliated systems.

Fuel and purchased power expenses increased primarily due to an increase in the average market price of purchased power, an increase in net area demand, and an increase in deferred fuel expense as a result of higher fuel rates, as discussed above.

Other regulatory credits decreased primarily due to the deferral of capacity charges in 2006 in addition to the amortization of these capacity charges in 2007 as a result of the May 2006 formula rate plan filing (for the 2005 test year) with the LPSC to recover such costs through base rates effective September 2006.

Other Income Statement Variances

Third Quarter 2007 Compared to Third Quarter 2006

Other operation and maintenance expenses increased primarily due to:

  an increase of $10.7 million in customer service costs, primarily a result of an increase in the write-off of uncollectible customer accounts;
  an increase of $2.2 million in nuclear spending due to higher NRC fees and labor costs;
  an increase of $2.1 million due to higher insurance premiums as a result of amending coverage in June 2006 and the timing of premium payments in 2007 compared to 2006; and
  an increase of $1.5 million in distribution labor and contract costs due to the return to normal operations work in 2007 versus storm restoration activities in 2006 as a result of the hurricanes.

The increase was partially offset by a decrease of $6.7 million in payroll, payroll-related, and benefits costs.

Depreciation and amortization expenses decreased primarily due to a revision in the third quarter 2007 related to depreciation previously recorded on storm-related assets. Recovery of the cost of those assets will now be through the securitization of storm costs approved by the LPSC in the third quarter 2007. The securitization approval is discussed above under "Hurricane Rita and Hurricane Katrina".

Interest and other charges increased primarily due to interest recorded on advances from independent power producers.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Other operation and maintenance expenses increased primarily due to:

  an increase of $7.8 million in customer service costs, primarily a result of an increase in the write-off of uncollectible customer accounts;
  an increase of $5 million due to higher insurance premiums as a result of amending coverage in June 2006 and the timing of premium payments in 2007 compared to 2006;
  an increase of $4.6 million in distribution labor, contract costs, and maintenance due to the return to normal operations work in 2007 versus storm restoration activities in 2006 as a result of the hurricanes;
  an increase of $4.3 million in transmission spending due to additional costs related to the Independent Coordinator of Transmission and additional costs related to substation maintenance;
  an increase of $3.9 million due to the amortization in 2006 of proceeds received from the radwaste settlement which is discussed in "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYIS - Significant Factors and Known Trends - Central States Compact Claim" in the Form 10-K;
  an increase of $3.0 million in nuclear spending due to higher NRC fees and labor costs; and
  an increase of $2.1 million in vegetation maintenance expenses.

The increase was partially offset by a decrease of $8.1 million in payroll, payroll-related, and benefits costs.

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

Interest and other charges increased primarily due to interest recorded on advances from independent power producers and a higher allowance for borrowed funds used during construction in 2006 as a result of Hurricanes Katrina and Rita.

Income Taxes

The effective income tax rate was 34.8% for the third quarter 2007 and 36.2% for the nine months ended September 30, 2007. The difference in the effective income tax rate for the nine months ended September 30, 2007 versus the federal statutory rate of 35.0% is primarily due to book and tax differences related to utility plant items and state income taxes, partially offset by book and tax differences related to the allowance for equity funds used during construction and the amortization of investment tax credits and excess deferred income taxes.

The effective income tax rate was 39.1% for the third quarter 2006 and 39.0% for the nine months ended September 30, 2006. The difference in the effective income tax rate for the third quarter 2006 versus the federal statutory rate of 35.0% is primarily due to book and tax differences related to utility plant items and state income taxes. The difference in the effective income tax rate for the nine months ended September 30, 2006 versus the federal statutory rate of 35.0% is primarily due to book and tax differences related to utility plant items and state income taxes, partially offset by book and tax differences related to the allowance for equity funds used during construction and the amortization of investment tax credits.

Liquidity and Capital Resources

Cash Flow

Cash flows for the nine months ended September 30, 2007 and 2006 were as follows:
	2007	2006
	(In Thousands)

Cash and cash equivalents at beginning of period	$2,743	$105,285

Cash flow provided by (used in):
Operating activities	193,117	245,122
Investing activities	(199,231)	(362,824)
Financing activities	3,898	16,365
Net decrease in cash and cash equivalents	(2,216)	(101,337)

Cash and cash equivalents at end of period	$527	$3,948

Operating Activities

Cash flow provided by operating activities decreased $52 million for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 primarily due to:

  the timing of collections of receivables from customers and payments to vendors, including the catch-up in receivable collections in 2006 due to delays caused by the hurricanes in 2005; and
  an increase of $81.7 million in income tax payments.

The decrease was partially offset by increased recovery of deferred fuel costs and higher pension contributions in 2006.

Investing Activities

The decrease of $163.6 million in net cash used in investing activities for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 is primarily due to:

  higher distribution and transmission construction expenditures in 2006 due to Hurricanes Katrina and Rita;
  a decrease in 2006 due to capacity costs that were deferred and expected to be recovered over a period greater than twelve months; and
  insurance proceeds received in 2007 relating to Hurricanes Katrina and Rita.

The decrease was partially offset by higher spending on nuclear projects in 2007.

Financing Activities

The decrease of $12.5 million in net cash provided by financing activities for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 is primarily due to proceeds of $50 million from an equity contribution in 2006 from its parent, Entergy Louisiana Holdings, and money pool activity. The decrease was partially offset by the payment of $40 million on a credit facility in 2006 and the retirement of $25 million of long-term debt in 2006.

Capital Structure

Entergy Louisiana's capitalization is balanced between equity and debt, as shown in the following table. The decrease in the debt to capital percentage from 2006 to 2007 is primarily due to an increase in members' equity resulting from net income in 2007.

	September 30, 2007	December 31, 2006

Net debt to net capital	43.7%	46.4%
Effect of subtracting cash from debt	-	-
Debt to capital	43.7%	46.4%

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

In April 2007, Entergy Louisiana announced that it plans to pursue the self-build solid fuel repowering of a 538 MW unit at its Little Gypsy plant.  Petroleum coke and coal will be the unit's primary fuel sources.  In July 2007 Entergy Louisiana filed with the LPSC for approval of the repowering project, and stated that it expects to spend $1.55 billion on the project. In addition to seeking a finding that the project is in the public interest, the filing with the LPSC asks that Entergy Louisiana be allowed to recover a portion of the project's financing costs during the construction period. Hearings were held in October 2007 and an LPSC decision could come in the fourth quarter 2007. Entergy Louisiana expects the project to be completed in 2011-2012. The planned capital investment estimate in the Form 10-K included capital required for a project of this type, although Entergy Louisiana now expects to spend approximately $100 million more through 2009 than the amounts included in the Form 10-K for the project.

Entergy Louisiana plans to replace the Waterford 3 steam generators, along with the reactor vessel closure head and control element drive mechanisms, in 2011.  Replacement of these components is common to pressurized water reactors throughout the nuclear industry.  The nuclear industry continues to address susceptibility to stress corrosion cracking of certain materials associated with these components within the reactor coolant system.  The issue is applicable to Waterford 3 and is managed in accordance with standard industry practices and guidelines.  Routine inspections of the steam generators during Waterford 3's Fall 2006 refueling outage identified additional degradation of certain tube spacer supports in the steam generators that required repair beyond that anticipated prior to the outage.  Corrective measures were successfully implemented to permit continued operation of the steam generators. While potential future replacement of these components had been contemplated, the discovery of the additional steam generator degradation necessitates replacement of the steam generators as soon as reasonably achievable.  2011 is the earliest that new steam generators can be manufactured and delivered for installation. The reactor vessel head and control element drive mechanisms will be replaced at the same time, utilizing the same reactor building construction opening that is necessary for the steam generator replacement.  Entergy Louisiana estimates that it will spend approximately $485 million on this project.

Entergy Louisiana's payables to the money pool were as follows:
September 30, 2007	December 31, 2006	September 30, 2006	December 31, 2005
(In Thousands)

($63,151)	($54,041)	($104,952)	($68,677)

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

On August 2, 2007, Entergy Louisiana entered into a $200 million, 5-year bank credit facility. Entergy Louisiana has the ability to issue letters of credit against the facility. The credit agreement requires Entergy Louisiana to maintain a consolidated debt ratio of 65% or less of its total capitalization. The facility has a variable interest rate that would currently be approximately 5.48% on borrowings under the facility, and has a facility fee that is currently 0.09% of the commitment amount. The facility fee and interest rate can fluctuate depending on the senior unsecured debt ratings of Entergy Louisiana. As of September 30, 2007, there were no borrowings or letters of credit outstanding under the Entergy Louisiana $200 million facility.

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

State and Local Rate Regulation

In May 2007, Entergy Louisiana made its formula rate plan filing with the LPSC for the 2006 test year, indicating a 7.6% return on common equity and an anticipated formula rate plan decrease of $6.9 million. The filing also included Entergy Louisiana's request to recover $39.8 million in unrecovered fixed costs associated with the loss of customers that resulted from Hurricane Katrina and Hurricane Rita, which if approved by the LPSC would increase the return on common equity under the original filing to 9.4%, which is within the band of no change adjacent to the lower end of the sharing bandwidth. In September 2007, Entergy Louisiana modified its formula rate plan filing to reflect its implementation of certain adjustments proposed by the LPSC staff in its review of Entergy Louisiana's original filing with which Entergy Louisiana agreed, and to reflect its implementation of an $18.4 million annual formula rate plan rate increase comprised of (1) a $23.8 million increase representing 60% of Entergy Louisiana's revenue deficiency, and (2) a $5.4 million decrease for reduced incremental and deferred capacity costs. The return on common equity in the modified filing is 7.63%. The LPSC authorized Entergy Louisiana to defer for accounting purposes the difference between its $39.8 million claim for unrecovered fixed costs and 60% of the revenue deficiency to preserve Entergy Louisiana's right to pursue that claim in full during the formula rate plan proceeding. The rate decrease anticipated in the original filing did not occur because securitization of storm costs associated with Hurricane Katrina and Hurricane Rita and the establishment of a storm reserve have not yet occurred. Entergy Louisiana is currently exploring its securitization options.

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

ENTERGY LOUISIANA, LLC
INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2007 and 2006
(Unaudited)

	Three Months Ended		Nine Months Ended
	2007	2006	2007	2006
	(In Thousands)		(In Thousands)

OPERATING REVENUES
Electric	$801,890	$762,840	$2,075,668	$1,865,477

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	266,674	253,915	633,392	563,389
Purchased power	214,769	215,682	638,697	604,349
Nuclear refueling outage expenses	4,494	3,766	13,109	12,263
Other operation and maintenance	108,055	96,699	304,216	279,263
Decommissioning	4,673	4,350	13,772	12,817
Taxes other than income taxes	15,296	16,075	44,072	47,254
Depreciation and amortization	36,097	48,366	134,289	137,868
Other regulatory charges (credits) - net	11,071	(11,474)	33,363	(39,518)
TOTAL	661,129	627,379	1,814,910	1,617,685

OPERATING INCOME	140,761	135,461	260,758	247,792

OTHER INCOME
Allowance for equity funds used during construction	2,737	2,572	8,994	11,749
Interest and dividend income	(526)	63	4,929	9,315
Miscellaneous - net	(876)	(782)	(2,565)	(2,200)
TOTAL	1,335	1,853	11,358	18,864

INTEREST AND OTHER CHARGES
Interest on long-term debt	20,084	18,658	60,667	59,661
Other interest - net	5,271	2,692	10,989	7,023
Allowance for borrowed funds used during construction	(1,842)	(1,906)	(6,142)	(8,419)
TOTAL	23,513	19,444	65,514	58,265

INCOME BEFORE INCOME TAXES	118,583	117,870	206,602	208,391

Income taxes	41,272	46,068	74,725	81,239

NET INCOME	77,311	71,802	131,877	127,152

Preferred dividend requirements and other	1,738	1,738	5,213	5,213

EARNINGS APPLICABLE TO
COMMON EQUITY	$75,573	$70,064	$126,664	$121,939

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2007 and 2006
(Unaudited)

	2007	2006
	(In Thousands)

OPERATING ACTIVITIES
Net income	$131,877	$127,152
Adjustments to reconcile net income to net cash flow provided by operating activities:
Other regulatory charges (credits) - net	33,363	(39,518)
Depreciation, amortization, and decommissioning	148,061	150,685
Deferred income taxes, investment tax credits, and non-current taxes accrued	(38,843)	(116,203)
Changes in working capital:
Receivables	(125,163)	49,810
Accounts payable	(96,906)	(35,973)
Taxes accrued	71,381	77,641
Interest accrued	4,253	(2,904)
Deferred fuel costs	44,518	(81,410)
Other working capital accounts	29,030	151,536
Provision for estimated losses and reserves	(5,425)	4,281
Changes in other regulatory assets	(96,758)	3,899
Other	93,729	(43,874)
Net cash flow provided by operating activities	193,117	245,122

INVESTING ACTIVITIES
Construction expenditures	(223,734)	(343,938)
Allowance for equity funds used during construction	8,994	11,749
Insurance proceeds	10,065	-
Nuclear fuel purchases	(3,131)	(44,819)
Proceeds from the sale/leaseback of nuclear fuel	14,279	44,819
Proceeds from nuclear decommissioning trust fund sales	17,768	13,013
Investment in nuclear decommissioning trust funds	(23,472)	(19,233)
Other regulatory investments	-	(24,415)
Net cash flow used in investing activities	(199,231)	(362,824)

FINANCING ACTIVITIES
Additional equity from parent	1,119	50,013
Retirement of long-term debt	-	(25,000)
Change in money pool payable - net	9,110	36,275
Changes in credit borrowing, net	-	(40,000)
Distributions paid:
Preferred membership interests	(6,331)	(4,923)
Net cash flow provided by financing activities	3,898	16,365

Net decrease in cash and cash equivalents	(2,216)	(101,337)

Cash and cash equivalents at beginning of period	2,743	105,285

Cash and cash equivalents at end of period	$527	$3,948

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$64,457	$66,605
Income taxes	$98,904	$17,230

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC
BALANCE SHEETS
ASSETS
September 30, 2007 and December 31, 2006
(Unaudited)

	2007	2006
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents	$527	$2,743
Accounts receivable:
Customer	154,485	97,207
Allowance for doubtful accounts	(2,693)	(1,856)
Associated companies	76,586	28,621
Other	19,523	22,652
Accrued unbilled revenues	88,789	69,628
Total accounts receivable	336,690	216,252
Deferred fuel costs	1,792	46,310
Materials and supplies - at average cost	108,260	98,284
Deferred nuclear refueling outage costs	11,642	23,639
Prepayments and other	11,844	5,769
TOTAL	470,755	392,997

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	223,568	208,926
Non-utility property - at cost (less accumulated depreciation)	1,533	1,670
Note receivable - Entergy New Orleans	9,353	-
Other	4	4
TOTAL	234,458	210,600

UTILITY PLANT
Electric	6,512,950	6,693,633
Property under capital lease	252,972	252,972
Construction work in progress	236,277	190,454
Nuclear fuel under capital lease	53,719	82,464
TOTAL UTILITY PLANT	7,055,918	7,219,523
Less - accumulated depreciation and amortization	3,073,686	2,959,422
UTILITY PLANT - NET	3,982,232	4,260,101

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
SFAS 109 regulatory asset - net	165,543	157,789
Other regulatory assets	857,854	539,309
Deferred fuel costs	67,998	67,998
Long-term receivables	5,986	5,986
Other	23,122	20,062
TOTAL	1,120,503	791,144

TOTAL ASSETS	$5,807,948	$5,654,842

See Notes to Financial Statements.

100

ENTERGY LOUISIANA, LLC
BALANCE SHEETS
LIABILITIES AND MEMBERS' EQUITY
September 30, 2007 and December 31, 2006
(Unaudited)

	2007	2006
	(In Thousands)

CURRENT LIABILITIES
Accounts payable:
Associated companies	$128,270	$160,555
Other	124,689	203,076
Customer deposits	76,944	72,579
Taxes accrued	77,618	6,237
Accumulated deferred income taxes	16,731	32,026
Interest accrued	34,742	30,489
Obligations under capital leases	39,067	39,067
Pension and other postretirement liabilities	8,551	8,276
System agreement cost equalization	39,021	-
Other	18,729	30,425
TOTAL	564,362	582,730

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,795,616	1,827,900
Accumulated deferred investment tax credits	86,844	89,242
Obligations under capital leases	14,652	43,397
Other regulatory liabilities	136,998	50,210
Decommissioning	252,308	238,536
Accumulated provisions	18,373	23,798
Pension and other postretirement liabilities	153,356	146,646
Long-term debt	1,147,657	1,147,647
Other	90,157	86,428
TOTAL	3,695,961	3,653,804

Commitments and Contingencies

MEMBERS' EQUITY
Preferred membership interests without sinking fund	100,000	100,000
Members' equity	1,471,786	1,344,003
Accumulated other comprehensive loss	(24,161)	(25,695)
TOTAL	1,547,625	1,418,308

TOTAL LIABILITIES AND MEMBERS' EQUITY	$5,807,948	$5,654,842

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC
STATEMENTS OF MEMBERS' EQUITY AND COMPREHENSIVE INCOME
For the Three and Nine Months Ended September 30, 2007 and 2006
(Unaudited)

	Three Months Ended
	2007		2006
	(In Thousands)
MEMBERS' EQUITY
Members' Equity - Beginning of period	$1,396,213		$1,222,603

Add:
Net income	77,311	$77,311	71,802	$71,802
Additional equity from parent	-		50,000
	77,311		121,802

Deduct:
Distributions declared:
Preferred membership interests	1,738	1,738	1,738	1,738
Other	-		17
	1,738		1,755

Members' Equity - End of period	$1,471,786		$1,342,650

ACCUMULATED OTHER COMPREHENSIVE
INCOME (Net of Taxes):
Balance at beginning of period:
Pension and other postretirement liabilities	($24,673)		$-

Pension and other postretirement liabilities (net of tax expense of $465)	512	512	-	-

Balance at end of period:
Pension and other postretirement liabilities	($24,161)		$-
Comprehensive Income		$76,085		$70,064

	Nine Months Ended
	2007		2006
	(In Thousands)
MEMBERS' EQUITY
Members' Equity - Beginning of period	$1,344,003		$1,105,172

Add:
Net income	131,877	$131,877	127,152	$127,152
Additional equity from parent	1,119		115,703
	132,996		242,855

Deduct:
Distributions declared:
Preferred membership interests	5,213	5,213	5,213	5,213
Other	-		164
	5,213		5,377

Members' Equity - End of period	$1,471,786		$1,342,650

ACCUMULATED OTHER COMPREHENSIVE
INCOME (Net of Taxes):
Balance at beginning of period:
Pension and other postretirement liabilities	($25,695)		$-

Pension and other postretirement liabilities (net of tax expense of $1,397)	1,534	1,534	-	-

Balance at end of period:
Pension and other postretirement liabilities	($24,161)		$-
Comprehensive Income		$128,198		$121,939

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC
SELECTED OPERATING RESULTS
For the Three and Nine Months Ended September 30, 2007 and 2006
(Unaudited)

	Three Months Ended		Increase/
Description	2007	2006	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$285	$286	($1)	-
Commercial	164	160	4	3
Industrial	215	219	(4)	(2)
Governmental	11	10	1	10
Total retail	675	675	-	-
Sales for resale
Associated companies	101	50	51	102
Non-associated companies	3	5	(2)	(40)
Other	23	33	(10)	(30)
Total	$802	$763	$39	5

Billed Electric Energy
Sales (GWh):
Residential	2,914	2,924	(10)	-
Commercial	1,740	1,697	43	3
Industrial	3,403	3,353	50	1
Governmental	112	112	-	-
Total retail	8,169	8,086	83	1
Sales for resale
Associated companies	752	665	87	13
Non-associated companies	34	50	(16)	(32)
Total	8,955	8,801	154	2

	Nine Months Ended		Increase/
Description	2007	2006	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$665	$610	$55	9
Commercial	437	396	41	10
Industrial	658	589	69	12
Governmental	32	30	2	7
Total retail	1,792	1,625	167	10
Sales for resale
Associated companies	208	183	25	14
Non-associated companies	9	10	(1)	(10)
Other	67	47	20	43
Total	$2,076	$1,865	$211	11

Billed Electric Energy
Sales (GWh):
Residential	6,721	6,642	79	1
Commercial	4,415	4,325	90	2
Industrial	9,898	9,422	476	5
Governmental	336	328	8	2
Total retail (1)	21,370	20,717	653	3
Sales for resale
Associated companies	1,704	1,960	(256)	(13)
Non-associated companies	92	89	3	3
Total	23,166	22,766	400	2

(1) 2006 billed electric energy sales includes 96 GWh of billings related to 2005 deliveries that were billed in 2006 because of billing delays following Hurricane Katrina, which results in an increase of 666 GWh in 2007, or 5.3%.

ENTERGY MISSISSIPPI, INC.

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Third Quarter 2007 Compared to Third Quarter 2006

Net income increased $4.9 million primarily due to lower other operation and maintenance expenses.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Net income increased $6.6 million primarily due to higher net revenue and higher other income, partially offset by higher depreciation and amortization expenses.

Net Revenue

Third Quarter 2007 Compared to Third Quarter 2006

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits). Following is an analysis of the change in net revenue comparing the third quarter 2007 to the third quarter 2006.

Amount
(In Millions)

2006 net revenue	$149.4
Various insignificant items	1.6
2007 net revenue	$151.0

Gross operating revenues and other regulatory charges (credits)

Gross operating revenues increased primarily due to an increase in gross wholesale revenue of $43.1 million primarily as a result of increased sales to affiliated systems and higher power management rider revenue of $10.9 million, partially offset by a decrease of $32.5 million in fuel cost recovery revenues due to lower fuel rates and decreased usage.

Other regulatory charges increased primarily due to the refunding in 2006, through the power management recovery rider, of gains recorded on gas hedging contracts in addition to the over-recovery in 2007, through the Grand Gulf rider, of Grand Gulf capacity charges. There is no material effect on net income due to quarterly adjustments to the power management recovery rider.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits). Following is an analysis of the change in net revenue comparing the nine months ended September 30, 2007 to the nine months ended September 30, 2006.

Amount
(In Millions)

2006 net revenue	$364.5
Volume/weather	6.2
Transmission revenue	3.3
Transmission equalization	3.1
Attala costs	(10.2)
Other	4.0
2007 net revenue	$370.9

The volume/weather variance is primarily due to increased electricity usage primarily in the residential and commercial sectors, including increased usage primarily during the unbilled sales period. The increase in usage was substantially offset by decreased usage in the industrial sector. See Note 1 to the financial statements in the Form 10-K for a discussion of the accounting for unbilled revenues.

The transmission revenue variance is due to higher rates and the addition of new transmission customers in late-2006.

The transmission equalization variance is primarily due to a revision made in 2006 of transmission equalization receipts among Entergy companies.

The Attala costs variance is primarily due to a decline in the Attala costs that are recovered through the power management rider. The net income effect of this cost deferral is partially offset by Attala costs in other operation and maintenance expenses, depreciation expense, and taxes other than income taxes.

Gross operating revenues, fuel and purchased power expenses, and other regulatory charges (credits)

Gross operating revenues decreased primarily due to a decrease of $275.9 million in fuel cost recovery revenues due to lower fuel rates, partially offset by higher power management rider revenue of $77.5 million and an increase of $67.1 million in gross wholesale revenue as a result of increased sales to affiliated systems.

Fuel and purchased power expenses decreased primarily due to decreased recovery of deferred fuel costs from customers and an increase in demand, partially offset by an increase in the market price of natural gas.

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

Other Income Statement Variances

Third Quarter 2007 Compared to Third Quarter 2006

Other operation and maintenance expenses decreased primarily due to a decrease of $3.1 million in loss reserves for storm damage in 2007 and a decrease of $2.5 million in payroll and payroll-related costs.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Depreciation and amortization expenses increased primarily due to an increase in plant in service.

Other income increased primarily due to the gain recorded on the sale of non-utility property and higher interest earned on money pool investments.

Income Taxes

The effective income tax rate was 35.4% for the third quarter 2007 and 33.6% for the nine months ended September 30, 2007. The difference in the effective income tax rate for the nine months ended September 30, 2007 versus the federal statutory rate of 35% is primarily due to the amortization of investment tax credits and excess deferred income taxes, a federal tax reserve adjustment and book and tax differences related to the allowance for equity funds used during construction, partially offset by state income taxes and book and tax differences related to utility plant items.

The effective income tax rate was 36.9% for the third quarter 2006 and 34.8% for the nine months ended September 30, 2006. The difference in the effective tax rate for the third quarter 2006 versus the federal statutory rate of 35.0% is primarily due to state income taxes.

Hurricane Katrina Storm Cost Recovery

In October 2006 the MPSC issued a financing order authorizing the issuance of state bonds to finance $8 million of Entergy Mississippi's certified Hurricane Katrina restoration costs and $40 million for an increase in Entergy Mississippi's storm damage reserve. $30 million of the storm damage reserve will be set aside in a restricted account. A Mississippi state entity issued the bonds in May 2007, and Entergy Mississippi received proceeds of $48 million. Entergy Mississippi will not report the bonds on its balance sheet because the bonds are the obligation of the state entity, and there is no recourse against Entergy Mississippi in the event of a bond default. To service the bonds, Entergy Mississippi will collect a system restoration charge on behalf of the state, and will remit the collections to the state. By analogy to and in accordance with Entergy's accounting policy for collection of sales taxes, Entergy Mississippi will not report the collections as revenue because it is merely acting as the billing and collection agent for the state.

Liquidity and Capital Resources

Cash Flow

Cash flows for the nine months ended September 30, 2007 and 2006 were as follows:

	2007	2006
	(In Thousands)

Cash and cash equivalents at beginning of period	$73,417	$4,523

Cash flow provided by (used in):
Operating activities	106,474	297,417
Investing activities	(17,379)	(272,823)
Financing activities	(125,721)	8,180
Net increase (decrease) in cash and cash equivalents	(36,626)	32,774

Cash and cash equivalents at end of period	$36,791	$37,297

Operating Activities

Cash flow from operating activities decreased $190.9 million for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 primarily due to decreased recovery of fuel costs and an income tax refund received in 2006, partially offset by securitization proceeds of $48 million and a decrease of $15.6 million in pension contributions.

Investing Activities

The decrease of $255.4 million in net cash used by investing activities for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 is primarily due to:

  the receipt of proceeds in 2007 from funds held in trust in 2006 that were used for the redemption in January 2007, prior to maturity, of its $100 million, 4.35% Series First Mortgage Bonds;
  money pool activity; and
  the purchase of the Attala plant for $88 million in January 2006.

The decrease was partially offset by the transfer of $30 million to a storm damage reserve escrow account.

Financing Activities

Entergy Mississippi's financing activities used $125.7 million for the nine months ended September 30, 2007 compared to providing $8.2 million for the nine months ended September 30, 2006 primarily due to the redemption, prior to maturity, of $100 million of First Mortgage Bonds in January 2007, the issuance of $100 million of long-term debt in 2006, and an increase of $18.8 million in common stock dividends paid in 2007, partially offset by money pool activity.

Capital Structure

Entergy Mississippi's capitalization is balanced between equity and debt, as shown in the following table. The decrease in the debt to capital percentage as of September 30, 2007 is primarily due to the redemption of $100 million of First Mortgage Bonds in January 2007.

	September 30, 2007	December 31, 2006

Net debt to net capital	48.7%	51.9%
Effect of subtracting cash from debt	1.3%	2.4%
Debt to capital	50.0%	54.3%

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

Entergy Mississippi's receivables from or (payables to) the money pool were as follows:

September 30, 2007	December 31, 2006	September 30, 2006	December 31, 2005
(In Thousands)

$16,498	$39,573	$73,137	($84,066)

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

As discussed in the Form 10-K, Entergy Mississippi has two separate credit facilities in the aggregate amount of $50 million and renewed both facilities through May 2008. Borrowings under the credit facilities may be secured by a security interest in Entergy Mississippi's accounts receivable. No borrowings were outstanding under either facility as of September 30, 2007.

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

State and Local Rate Regulation

In March 2007, Entergy Mississippi made its annual scheduled formula rate plan filing for the 2006 test year with the MPSC.  The filing showed that an increase of $12.9 million in annual electric revenues is warranted.  In June 2007, the MPSC approved a joint stipulation between Entergy

Mississippi and the Mississippi Public Utilities staff that provides for a $10.5 million rate increase, which was effective beginning with July 2007 billings.

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

ENTERGY MISSISSIPPI, INC.
INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2007 and 2006
(Unaudited)

	Three Months Ended		Nine Months Ended
	2007	2006	2007	2006
	(In Thousands)		(In Thousands)

OPERATING REVENUES
Electric	$447,244	$429,460	$1,063,685	$1,190,543

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	186,302	169,458	358,377	532,616
Purchased power	102,964	117,316	308,085	357,076
Other operation and maintenance	47,673	53,475	145,381	144,487
Taxes other than income taxes	15,147	17,080	47,037	49,303
Depreciation and amortization	20,218	19,698	60,429	55,768
Other regulatory charges (credits) - net	7,005	(6,717)	26,289	(63,625)
TOTAL	379,309	370,310	945,598	1,075,625

OPERATING INCOME	67,935	59,150	118,087	114,918

OTHER INCOME
Allowance for equity funds used during construction	756	747	3,149	2,861
Interest and dividend income	1,458	1,979	4,099	2,934
Miscellaneous - net	(541)	(289)	1,652	(1,321)
TOTAL	1,673	2,437	8,900	4,474

INTEREST AND OTHER CHARGES
Interest on long-term debt	10,682	11,474	31,501	34,081
Other interest - net	3,447	1,194	5,929	4,063
Allowance for borrowed funds used during construction	(485)	(499)	(2,065)	(1,896)
TOTAL	13,644	12,169	35,365	36,248

INCOME BEFORE INCOME TAXES	55,964	49,418	91,622	83,144

Income taxes	19,839	18,232	30,757	28,914

NET INCOME	36,125	31,186	60,865	54,230

Preferred dividend requirements and other	707	707	2,121	2,121

EARNINGS APPLICABLE TO
COMMON STOCK	$35,418	$30,479	$58,744	$52,109

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2007 and 2006
(Unaudited)

	2007	2006
	(In Thousands)

OPERATING ACTIVITIES
Net income	$60,865	$54,230
Adjustments to reconcile net income to net cash flow provided by operating activities:
Other regulatory charges (credits) - net	26,289	(63,625)
Depreciation and amortization	60,429	55,768
Deferred income taxes, investment tax credits, and non-current taxes accrued	(39,128)	79,589
Changes in working capital:
Receivables	(82,111)	(18,458)
Fuel inventory	(236)	(3,033)
Accounts payable	24,156	(39,966)
Taxes accrued	36,677	6,654
Interest accrued	2,775	2,185
Deferred fuel costs	(63,150)	222,177
Other working capital accounts	14,449	17,470
Provision for estimated losses and reserves	39,907	(7)
Changes in other regulatory assets	31,292	(39,436)
Other	(5,740)	23,869
Net cash flow provided by operating activities	106,474	297,417

INVESTING ACTIVITIES
Construction expenditures	(109,264)	(112,847)
Payment for purchase of plant	-	(88,199)
Allowance for equity funds used during construction	3,149	2,861
Changes in other temporary investments - net	100,000	(1,501)
Proceeds from sale of assets	2,616	-
Change in money pool receivable - net	16,474	(73,137)
Payment to storm reserve escrow account	(30,354)	-
Net cash flow used in investing activities	(17,379)	(272,823)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	-	99,167
Retirement of long-term debt	(100,000)	-
Change in money pool payable - net	-	(84,066)
Dividends paid:
Common stock	(23,600)	(4,800)
Preferred stock	(2,121)	(2,121)
Net cash flow provided by (used in) financing activities	(125,721)	8,180

Net increase (decrease) in cash and cash equivalents	(36,626)	32,774

Cash and cash equivalents at beginning of period	73,417	4,523

Cash and cash equivalents at end of period	$36,791	$37,297

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period for:
Interest - net of amount capitalized	$32,768	$34,367
Income taxes	$8,290	($65,803)

See Notes to Financial Statements

ENTERGY MISSISSIPPI, INC.
BALANCE SHEETS
ASSETS
September 30, 2007 and December 31, 2006
(Unaudited)

	2007	2006
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$756	$2,128
Temporary cash investment - at cost,
which approximates market	36,035	71,289
Total cash and cash equivalents	36,791	73,417
Accounts receivable:
Customer	105,208	61,216
Allowance for doubtful accounts	(985)	(616)
Associated companies	49,971	45,040
Other	9,824	9,032
Accrued unbilled revenues	41,231	32,550
Total accounts receivable	205,249	147,222
Accumulated deferred income taxes	5,035	-
Fuel inventory - at average cost	7,881	7,645
Materials and supplies - at average cost	30,686	28,607
Other special deposits	-	100,000
Prepayments and other	7,179	7,398
TOTAL	292,821	364,289

OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity	5,531	5,531
Non-utility property - at cost (less accumulated depreciation)	5,174	6,061
Storm reserve escrow account	30,354	-
Note receivable - Entergy New Orleans	7,610	-
TOTAL	48,669	11,592

UTILITY PLANT
Electric	2,806,011	2,692,971
Property under capital lease	9,432	17
Construction work in progress	62,574	79,950
TOTAL UTILITY PLANT	2,878,017	2,772,938
Less - accumulated depreciation and amortization	991,507	945,548
UTILITY PLANT - NET	1,886,510	1,827,390

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
SFAS 109 regulatory asset - net	32,027	26,378
Other regulatory assets	145,464	186,986
Long-term receivables	2,288	2,288
Other	22,614	21,968
TOTAL	202,393	237,620

TOTAL ASSETS	$2,430,393	$2,440,891

See Notes to Financial Statements.

112

ENTERGY MISSISSIPPI, INC.
BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY
September 30, 2007 and December 31, 2006
(Unaudited)

	2007	2006
	(In Thousands)

CURRENT LIABILITIES
Accounts payable:
Associated companies	$33,138	$59,696
Other	86,925	38,097
Customer deposits	54,809	51,568
Taxes accrued	82,364	45,687
Accumulated deferred income taxes	-	3,963
Interest accrued	15,838	13,063
Deferred fuel costs	32,086	95,236
System agreement cost equalization	17,391	-
Other	13,301	17,624
TOTAL	335,852	324,934

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	510,197	516,558
Accumulated deferred investment tax credits	10,073	11,047
Obligations under capital lease	8,140	-
Asset retirement cost liabilities	4,441	4,254
Accumulated provisions	49,943	10,036
Pension and other postretirement liabilities	64,655	64,604
Long-term debt	695,250	795,187
Other	48,680	46,253
TOTAL	1,391,379	1,447,939

Commitments and Contingencies

SHAREHOLDERS' EQUITY
Preferred stock without sinking fund	50,381	50,381
Common stock, no par value, authorized 15,000,000
shares; issued and outstanding 8,666,357 shares in 2007 and 2006	199,326	199,326
Capital stock expense and other	(690)	(690)
Retained earnings	454,145	419,001
TOTAL	703,162	668,018

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,430,393	$2,440,891

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
SELECTED OPERATING RESULTS
For the Three and Nine Months Ended September 30, 2007 and 2006
(Unaudited)

	Three Months Ended		Increase/
Description	2007	2006	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$ 179	$ 189	($ 10)	(5)
Commercial	129	133	(4)	(3)
Industrial	49	56	(7)	(13)
Governmental	11	12	(1)	(8)
Total retail	368	390	(22)	(6)
Sales for resale
Associated companies	56	13	43	331
Non-associated companies	11	12	(1)	(8)
Other	12	15	(3)	(20)
Total	$ 447	$ 430	$ 17	4

Billed Electric Energy
Sales (GWh):
Residential	1,898	1,905	(7)	-
Commercial	1,470	1,443	27	2
Industrial	724	768	(44)	(6)
Governmental	122	125	(3)	(2)
Total retail	4,214	4,241	(27)	(1)
Sales for resale
Associated companies	444	143	301	210
Non-associated companies	167	161	6	4
Total	4,825	4,545	280	6

	Nine Months Ended		Increase/
Description	2007	2006	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$ 393	$ 471	($ 78)	(17)
Commercial	323	391	(68)	(17)
Industrial	139	188	(49)	(26)
Governmental	30	37	(7)	(19)
Total retail	885	1,087	(202)	(19)
Sales for resale
Associated companies	108	36	72	200
Non-associated companies	26	31	(5)	(16)
Other	45	37	8	22
Total	$ 1,064	$ 1,191	($ 127)	(11)

Billed Electric Energy
Sales (GWh):
Residential	4,291	4,235	56	1
Commercial	3,684	3,611	73	2
Industrial	2,072	2,189	(117)	(5)
Governmental	317	318	(1)	-
Total retail	10,364	10,353	11	-
Sales for resale
Associated companies	893	397	496	125
Non-associated companies	370	342	28	8
Total	11,627	11,092	535	5

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

In March 2007, the City Council certified that Entergy New Orleans has incurred $205 million in storm-related costs through December 2006 that are eligible for CDBG funding under the state action plan, and certified Entergy New Orleans' estimated costs of $465 million for its gas system rebuild. In April 2007, Entergy New Orleans executed an agreement with the Louisiana Office of Community Development under which $200 million of CDBG funds will be made available to Entergy New Orleans. Entergy New Orleans submitted the agreement to the bankruptcy court, which approved it on April 25, 2007. Entergy New Orleans has received $180.8 million of the funds thus far, and the remainder will be paid to Entergy New Orleans as it incurs and submits additional eligible costs.

Entergy reached an agreement with one of its excess insurers under which Entergy received $69.5 million in the second quarter 2007 in settlement of its Hurricane Katrina claim with that insurer. Entergy New Orleans was allocated $53.8 million of the proceeds. Entergy New Orleans has received a total of $70.7 million as of September 30, 2007 on its Hurricane Katrina and Hurricane Rita insurance claims, including $60.4 million in 2007. In the third quarter 2007, Entergy filed a lawsuit in the U.S. District Court for the Eastern District of Louisiana against its other excess insurer on the Hurricane Katrina claim. At issue in the lawsuit is whether any policy exclusions limit the extent of coverage provided by that insurer. Refer to Note 8 to the financial statements in the Form 10-K for a further description of Entergy's Hurricane Katrina and Hurricane Rita insurance claims and the non-nuclear property insurance coverage in place at the time the claims occurred.

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

  Entergy New Orleans paid in full, in cash, the allowed third-party prepetition accounts payable (approximately $29 million, including interest). Entergy New Orleans paid interest from September 23, 2005 at the Louisiana judicial rate of interest for 2005 (6%) and 2006 (8%), and at the Louisiana judicial rate of interest plus 1% for 2007 through the date of payment. The Louisiana judicial rate of interest for 2007 is 9.5%.
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
  Entergy New Orleans' first mortgage bonds will remain outstanding with their current maturity dates and interest terms. Pursuant to an agreement with its first mortgage bondholders, Entergy New Orleans paid the first mortgage bondholders an amount equal to the one year of interest from the bankruptcy petition date that the bondholders had waived previously in the bankruptcy proceeding (approximately $12 million).
  Entergy New Orleans' preferred stock will remain outstanding on its current dividend terms, and Entergy New Orleans paid its unpaid preferred dividends in arrears (approximately $1 million).
  Litigation claims will generally be unaltered, and will generally proceed as if Entergy New Orleans had not filed for bankruptcy protection, with exceptions for certain claims.

Results of Operations

Net Income

Third Quarter 2007 Compared to Third Quarter 2006

Net income increased $2.2 million in the third quarter 2007 compared to the third quarter 2006 primarily due to higher net revenue and a lower effective income tax rate, substantially offset by higher other operation and maintenance expenses and higher interest charges.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Net income increased slightly by $1.0 million for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 primarily due to higher net revenue and a lower effective income tax rate, almost entirely offset by higher other operation and maintenance expenses and higher interest charges.

Net Revenue

Third Quarter 2007 Compared to Third Quarter 2006

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges. Following is an analysis of the changes in net revenue comparing the third quarter 2007 to the third quarter 2006.
Amount
(In Millions)

2006 net revenue	$58.0
Volume/weather	7.4
Storm reserve rider	2.9
Net gas revenue	2.0
Other	1.2
2007 net revenue	$71.5

The volume/weather variance is due to an increase in electricity usage primarily in the residential and governmental sectors in 2007 compared to the same period in 2006. Billed retail electricity usage increased a total of 146 GWh compared to the third quarter 2006, an increase of 12%.

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

The net gas revenue variance is due to an increase of 6% in volume compared to the same period in 2006.

Gross operating revenues and fuel and purchased power expenses

Gross operating revenues increased primarily due to:

  an increase in fuel cost recovery revenues of $8.5 million as a result of higher usage;
  the increase in volume/weather of $7.4 million, discussed above; and
  an increase in wholesale revenues of $6 million due to increased sales to affiliated companies.

Fuel and purchased power expenses increased primarily due to an increase in volume as a result of increased demand and an increase in the average price of purchased power.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges. Following is an analysis of the changes in net revenue comparing the nine months ended September 30, 2007 to the nine months ended September 30, 2006.
Amount
(In Millions)

2006 net revenue	$149.6
Fuel recovery	42.6
Volume/weather	21.3
Storm reserve rider	6.2
Net wholesale revenue	(41.3)
Other	5.2
2007 net revenue	$183.6

The fuel recovery variance is due to the inclusion of Grand Gulf costs in fuel recoveries effective July 1, 2006. In June 2006, the City Council approved the recovery of Grand Gulf costs through the fuel adjustment clause, without a corresponding change in base rates (a significant portion of Grand Gulf costs was previously recovered through base rates).

The volume/weather variance is due to an increase in electricity usage in the service territory in 2007 compared to the same period in 2006. The first quarter 2006 was affected by customer losses following Hurricane Katrina. Billed retail electricity usage increased a total of 446 GWh compared to the same period in 2006, an increase of 16%.

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

Gross operating revenues and fuel and purchased power expenses

Gross operating revenues increased primarily due to:

  an increase in fuel cost recovery revenues of $27.9 million as a result of higher electricity usage and higher fuel rates;
  the volume/weather variance of $21.3 million, as discussed above; and
  an increase in gross gas revenues of $20.5 million primarily due to increased gas usage.

Fuel and purchased power expenses increased primarily due to an increase in volume as a result of increased demand and an increase in the average price of purchased power.

Other Income Statement Variances

Third Quarter 2007 Compared to Third Quarter 2006

Other operation and maintenance expenses increased primarily due to:

  an increase of $11 million due to a provision for storm-related bad debts; and
  an increase of $3.5 million as a result of the return to normal operations work in 2007 versus storm restoration activities in 2006 as a result of Hurricane Katrina.

Other income increased due to carrying costs related to the Hurricane Katrina storm costs regulatory asset and interest on temporary cash investments.

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

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Other operation and maintenance expenses increased primarily due to:

  an increase of $12.7 million as a result of the return to normal operations work in 2007 versus storm restoration activities in 2006 as a result of Hurricane Katrina; and
  an increase of $11 million due to a provision for storm-related bad debts.

Other income increased due to carrying costs related to the Hurricane Katrina storm costs regulatory asset and interest on temporary cash investments.

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

Income Taxes

The effective income tax rate was 33.4% for the third quarter 2007 and 37.8% for the nine months ended September 30, 2007. The effective tax rate for the third quarter 2007 is lower than the statutory rate of 35% primarily due to an adjustment of prior year's federal tax reserve partially offset by state income taxes and book and tax differences related to utility plant items. The effective income tax rate for the nine months ended September 30, 2007 was higher than the federal statutory rate of 35% primarily due to state income taxes and book and tax differences related to utility plant items, partially offset by the amortization of deferred income taxes, book and tax differences related to the allowance for equity funds used during construction, and an adjustment of prior year's federal tax reserve.

The effective income tax rate was 40.9% for the third quarter 2006 and 39.1% for the nine months ended September 30, 2006. The effective income tax rate for the third quarter 2006 and the nine months ended September 30, 2006 is higher than the statutory rate of 35% primarily due to state income taxes and book and tax differences related to utility plant items, partially offset by book and tax differences related to the allowance for equity funds used during construction.

Liquidity and Capital Resources

Cash Flow

Cash flows for the nine months ended September 30, 2007 and 2006 were as follows:
	2007	2006
	(In Thousands)

Cash and cash equivalents at beginning of period	$17,093	$48,056

Cash flow provided by (used in):
Operating activities	163,563	96,197
Investing activities	8,910	(57,952)
Financing activities	(53,586)	(73,344)
Net increase (decrease) in cash and cash equivalents	118,887	(35,099)

Cash and cash equivalents at end of period	$135,980	$12,957

Operating Activities

Net cash provided by operating activities increased $67.4 million for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 primarily due to the receipt of CDBG funds of $180.8 million. The increase was partially offset by:

  the receipt of an income tax refund of $59 million in 2006;
  pension contributions of $44 million in 2007;
  Entergy New Orleans' use of cash for the payment of prepetition accounts payable (approximately $29 million, including interest); and
  the resumption of interest payments on its first mortgage bonds, and other bankruptcy-related items.

Investing Activities

Entergy New Orleans investing activities used $58 million of cash for the nine months ended September 30, 2006 compared to providing $8.9 million of cash for the nine months ended September 30, 2007 primarily due to the receipt in the second quarter 2007 of insurance proceeds related to Hurricane Katrina. Entergy New Orleans also received proceeds of $10 million related to the sale in the first quarter 2007 of a power plant that had been out of service since 1984.

Financing Activities

Net cash used in financing activities decreased $19.8 million for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 primarily due to the repayment by setoff in 2006 of the $15 million credit facility.

Capital Structure

Entergy New Orleans' capitalization is shown in the following table. The decrease in the net debt to net capital ratio is primarily due to the increase in cash as a result of the receipt of CDBG funding and insurance proceeds.

	September 30, 2007	December 31, 2006

Net debt to net capital	46.0%	60.4%
Effect of subtracting cash from debt	14.6%	1.5%
Debt to capital	60.6%	61.9%

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

Entergy New Orleans' payables to the money pool were as follows:

September 30, 2007	December 31, 2006	September 30, 2006	December 31, 2005
(In Thousands)

$ -	($37,166)	($37,166)	($37,166)

See Note 4 to the financial statements in the Form 10-K for a description of the money pool. As discussed above in "Bankruptcy Proceedings", Entergy New Orleans issued notes due in three years in satisfaction of its affiliate prepetition accounts payable, including its indebtedness to the Entergy System money pool.

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

ENTERGY NEW ORLEANS, INC.
INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2007 and 2006
(Unaudited)

	Three Months Ended		Nine Months Ended
	2007	2006	2007	2006
	(In Thousands)		(In Thousands)

OPERATING REVENUES
Electric	$172,528	$146,105	$431,815	$363,181
Natural gas	18,335	15,538	91,178	70,678
TOTAL	190,863	161,643	522,993	433,859

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	58,134	56,098	189,727	107,199
Purchased power	60,188	46,504	146,543	173,952
Other operation and maintenance	35,326	22,193	82,121	54,135
Taxes other than income taxes	10,537	9,164	29,339	25,853
Depreciation and amortization	8,117	8,775	24,227	24,747
Reorganization items	-	4,853	-	6,793
Other regulatory charges - net	1,031	1,040	3,096	3,120
TOTAL	173,333	148,627	475,053	395,799

OPERATING INCOME	17,530	13,016	47,940	38,060

OTHER INCOME
Allowance for equity funds used during construction	133	540	1,592	2,528
Interest and dividend income	2,877	768	8,902	2,357
Miscellaneous - net	(202)	(123)	(569)	(255)
TOTAL	2,808	1,185	9,925	4,630

INTEREST AND OTHER CHARGES
Interest on long-term debt	3,246	455	9,736	824
Other interest - net	2,663	1,603	9,398	4,741
Allowance for borrowed funds used during construction	(98)	(428)	(1,195)	(2,034)
TOTAL	5,811	1,630	17,939	3,531

INCOME BEFORE INCOME TAXES	14,527	12,571	39,926	39,159

Income taxes	4,848	5,141	15,079	15,312

NET INCOME	9,679	7,430	24,847	23,847

Preferred dividend requirements and other	402	93	884	185

EARNINGS APPLICABLE TO
COMMON STOCK	$9,277	$7,337	$23,963	$23,662

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC.
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2007 and 2006
(Unaudited)

	2007	2006
	(In Thousands)
OPERATING ACTIVITIES
Net income	$24,847	$23,847
Adjustments to reconcile net income to net cash flow provided by operating activities:
Other regulatory charges - net	3,096	3,120
Depreciation and amortization	24,227	24,747
Deferred income taxes and investment tax credits	18,591	64,659
Changes in working capital:
Receivables	(673)	11,147
Fuel inventory	674	4,494
Accounts payable	(15,016)	(6,045)
Taxes accrued	(2,086)	4,808
Interest accrued	(14,583)	1,098
Deferred fuel costs	(11,789)	2,202
Other working capital accounts	(4,763)	(3,867)
Provision for estimated losses and reserves	3,811	98
Changes in pension liability	(45,759)	4,393
Changes in other regulatory assets	186,324	(45,320)
Other	(3,338)	6,816
Net cash flow provided by operating activities	163,563	96,197

INVESTING ACTIVITIES
Construction expenditures	(55,526)	(60,480)
Allowance for equity funds used during construction	1,592	2,528
Insurance proceeds	55,973	-
Proceeds from the sale of assets	10,046	-
Changes in other investments - net	(3,175)	-
Net cash flow provided by (used in) investing activities	8,910	(57,952)

FINANCING ACTIVITIES
Repayment on DIP credit facility	(51,934)	(58,159)
Changes in short-term borrowings	-	(15,000)
Dividends paid:
Preferred stock	(1,652)	(185)
Net cash flow used in financing activities	(53,586)	(73,344)

Net increase (decrease) in cash and cash equivalents	118,887	(35,099)

Cash and cash equivalents at beginning of period	17,093	48,056

Cash and cash equivalents at end of period	$135,980	$12,957

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period for:
Interest - net of amount capitalized	$15,153	$3,914
Income taxes	$381	($59,062)

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC.
BALANCE SHEETS
ASSETS
September 30, 2007 and December 31, 2006
(Unaudited)

	2007	2006
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents
Cash	$1,173	$3,886
Temporary cash investments - at cost
which approximates market	134,807	13,207
Total cash and cash equivalents	135,980	17,093
Accounts receivable:
Customer	56,246	58,999
Allowance for doubtful accounts	(6,018)	(10,563)
Associated companies	5,686	17,797
Other	9,391	8,428
Accrued unbilled revenues	33,787	23,758
Total accounts receivable	99,092	98,419
Deferred fuel costs	30,785	18,996
Fuel inventory - at average cost	4,367	5,041
Materials and supplies - at average cost	9,506	7,825
Prepayments and other	8,903	5,641
TOTAL	288,633	153,015

OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity	3,259	3,259
Non-utility property at cost (less accumulated depreciation)	1,016	1,107
Other property and investments	3,175	-
TOTAL	7,450	4,366

UTILITY PLANT
Electric	740,730	698,081
Natural gas	199,396	186,932
Construction work in progress	15,768	21,824
TOTAL UTILITY PLANT	955,894	906,837
Less - accumulated depreciation and amortization	506,564	446,673
UTILITY PLANT - NET	449,330	460,164

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets	122,737	295,440
Long term receivables	936	936
Other	9,274	7,230
TOTAL	132,947	303,606

TOTAL ASSETS	$878,360	$921,151

See Notes to Financial Statements.

124

ENTERGY NEW ORLEANS, INC.
BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY
September 30, 2007 and December 31, 2006
(Unaudited)

	2007	2006
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$30,000	$ -
DIP credit facility	-	51,934
Accounts payable:
Associated companies	34,953	94,686
Other	27,281	76,831
Customer deposits	17,010	14,808
Taxes accrued	-	2,086
Accumulated deferred income taxes	9,347	2,924
Interest accrued	3,421	18,004
Other	3,364	6,154
TOTAL CURRENT LIABILITIES	125,376	267,427

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	111,407	98,884
Accumulated deferred investment tax credits	2,895	3,157
SFAS 109 regulatory liability - net	71,673	71,870
Other regulatory liabilities	9,522	-
Retirement cost liability	2,726	2,591
Accumulated provisions	12,196	8,385
Pension and other postretirement liabilities	14,274	60,033
Long-term debt	274,084	229,875
Gas system rebuild insurance proceeds	41,412	-
Other	15,064	5,161
TOTAL NON-CURRENT LIABILITIES	555,253	479,956

Commitments and Contingencies

SHAREHOLDERS' EQUITY
Preferred stock without sinking fund	19,780	19,780
Common stock, $4 par value, authorized 10,000,000
shares; issued and outstanding 8,435,900 shares in 2007
and 2006	33,744	33,744
Paid-in capital	36,294	36,294
Retained earnings	107,913	83,950
TOTAL	197,731	173,768

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$878,360	$921,151

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC.
SELECTED OPERATING RESULTS
For the Three and Nine Months Ended September 30, 2007 and 2006
(Unaudited)

	Three Months Ended		Increase/
Description	2007	2006	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$53	$41	$ 12	29
Commercial	54	51	3	6
Industrial	14	14	-	-
Governmental	21	16	5	31
Total retail	142	122	20	16
Sales for resale
Associated companies	25	19	6	32
Non-associated companies	-	-	-	-
Other	6	5	1	20
Total	$173	$146	$ 27	18

Billed Electric Energy
Sales (GWh):
Residential	442	349	93	27
Commercial	515	501	14	3
Industrial	156	162	(6)	(4)
Governmental	211	166	45	27
Total retail	1,324	1,178	146	12
Sales for resale
Associated companies	224	205	19	9
Non-associated companies	5	2	3	150
Total	1,553	1,385	168	12

	Nine Months Ended		Increase/
Description	2007	2006	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$108	$80	$28	35
Commercial	134	123	11	9
Industrial	34	33	1	3
Governmental	53	40	13	33
Total retail	329	276	53	19
Sales for resale
Associated companies	84	30	54	180
Non-associated companies	1	45	(44)	(98)
Other	18	12	6	50
Total	$432	$363	$69	19

Billed Electric Energy
Sales (GWh):
Residential	933	693	240	35
Commercial	1,330	1,263	67	5
Industrial	426	405	21	5
Governmental	551	433	118	27
Total retail	3,240	2,794	446	16
Sales for resale
Associated companies	799	331	468	141
Non-associated companies	12	778	(766)	(98)
Total	4,051	3,903	148	4

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

Net income increased by $0.7 million for the third quarter 2007 compared to the third quarter 2006 primarily due to higher interest income offset by a decrease in rate base in the third quarter 2007 resulting in lower operating income. Net income decreased by $5.4 million for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 primarily due to a decrease in rate base in 2007 resulting in lower operating income partially offset by higher interest income. The higher interest income for the third quarter 2007 and nine months ended September 30, 2007 compared to the same periods in 2006 resulted from interest income of $2.5 million recorded on an IRS audit settlement and higher interest income earned on decommissioning trust funds and money pool investments.

Liquidity and Capital Resources

Cash Flow

Cash flows for the nine months ended September 30, 2007 and 2006 were as follows:
	2007	2006
	(In Thousands)

Cash and cash equivalents at beginning of period	$135,012	$75,704

Cash flow provided by (used in):
Operating activities	174,409	14,387
Investing activities	(97,414)	91,895
Financing activities	(29,155)	(129,889)
Net increase (decrease) in cash and cash equivalents	47,840	(23,607)

Cash and cash equivalents at end of period	$182,852	$52,097

Operating Activities

Net cash flow provided by operating activities increased $160 million for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 primarily due to a decrease of $180.2 million in income tax payments.

Investing Activities

Investing activities used $97.4 million in cash for the nine months ended September 30, 2007 compared to providing $91.9 million for the nine months ended September 30, 2006 primarily due to money pool activity as well as initial development spending on potential new nuclear development at the Grand Gulf and River Bend sites, as discussed in the Form 10-K and in "Uses and Sources of Capital" below.

Financing Activities

Net cash flow used in financing activities decreased $100.7 million for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 primarily due to the issuance of $70 million of First Mortgage Bonds in September 2007, as discussed below, and a decrease of $31.6 million in common stock dividends.

Capital Structure

System Energy's capitalization is balanced between equity and debt, as shown in the following table. The increase in the debt to capital percentage as of September 30, 2007 is primarily due to the issuance of $70 million of First Mortgage Bonds in September 2007.

	September 30, 2007	December 31, 2006

Net debt to net capital	47.4%	46.4%
Effect of subtracting cash from debt	5.3%	4.2%
Debt to capital	52.7%	50.6%

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

System Energy's receivables from the money pool were as follows:

September 30, 2007	December 31, 2006	September 30, 2006	December 31, 2005
(In Thousands)

$83,418	$88,231	$147,349	$277,287

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

In September 2007, System Energy issued $70 million of 6.20% Series First Mortgage Bonds due October 2012. System Energy used the proceeds to redeem, at maturity, $70 million of 4.875% Series First Mortgage Bonds in October 2007.

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

SYSTEM ENERGY RESOURCES, INC.
INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2007 and 2006
(Unaudited)

	Three Months Ended		Nine Months Ended
	2007	2006	2007	2006
	(In Thousands)		(In Thousands)

OPERATING REVENUES
Electric	$144,383	$146,577	$400,011	$407,407

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	10,560	11,400	29,281	32,781
Nuclear refueling outage expenses	4,177	4,548	12,403	12,083
Other operation and maintenance	30,831	29,535	83,372	79,350
Decommissioning	6,486	6,032	19,110	17,776
Taxes other than income taxes	6,520	5,938	19,525	17,944
Depreciation and amortization	35,244	33,561	85,232	83,049
Other regulatory credits - net	(2,500)	(3,073)	(7,110)	(8,819)
TOTAL	91,318	87,941	241,813	234,164

OPERATING INCOME	53,065	58,636	158,198	173,243

OTHER INCOME
Allowance for equity funds used during construction	1,437	462	2,217	1,920
Interest and dividend income	7,869	3,533	18,454	13,433
Miscellaneous - net	(87)	(98)	491	(296)
TOTAL	9,219	3,897	21,162	15,057

INTEREST AND OTHER CHARGES
Interest on long-term debt	16,444	17,144	40,133	41,673
Other interest - net	51	22	103	76
Allowance for borrowed funds used during construction	(475)	(146)	(730)	(605)
TOTAL	16,020	17,020	39,506	41,144

INCOME BEFORE INCOME TAXES	46,264	45,513	139,854	147,156

Income taxes	18,832	18,816	58,161	60,103

NET INCOME	$27,432	$26,697	$81,693	$87,053

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2007 and 2006
(Unaudited)

	2007	2006
	(In Thousands)

OPERATING ACTIVITIES
Net income	$81,693	$87,053
Adjustments to reconcile net income to net cash flow provided by operating activities:
Other regulatory credits - net	(7,110)	(8,819)
Depreciation, amortization, and decommissioning	104,342	100,825
Deferred income taxes, investment tax credits, and non-current taxes accrued	68,879	55,981
Changes in working capital:
Receivables	437	(378)
Accounts payable	3,134	4,232
Taxes accrued	(29,265)	(218,150)
Interest accrued	(15,762)	(15,414)
Other working capital accounts	(19,861)	3,027
Provision for estimated losses and reserves	81	10
Changes in other regulatory assets	17,868	(1,607)
Other	(30,027)	7,627
Net cash flow provided by operating activities	174,409	14,387

INVESTING ACTIVITIES
Construction expenditures	(61,562)	(20,994)
Allowance for equity funds used during construction	2,217	1,920
Nuclear fuel purchases	(56,260)	(370)
Proceeds from sale/leaseback of nuclear fuel	56,580	370
Proceeds from nuclear decommissioning trust fund sales	53,810	59,342
Investment in nuclear decommissioning trust funds	(74,484)	(78,311)
Changes in money pool receivable - net	(17,715)	129,938
Net cash flow provided by (used in) investing activities	(97,414)	91,895

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	69,480	-
Retirement of long-term debt	(23,335)	(22,989)
Dividends paid:
Common stock	(75,300)	(106,900)
Net cash flow used in financing activities	(29,155)	(129,889)

Net increase (decrease) in cash and cash equivalents	47,840	(23,607)

Cash and cash equivalents at beginning of period	135,012	75,704

Cash and cash equivalents at end of period	$182,852	$52,097

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$51,861	$52,804
Income taxes	$35,897	$216,134

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
ASSETS
September 30, 2007 and December 31, 2006
(Unaudited)

	2007	2006
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$328	$56
Temporary cash investments - at cost,
which approximates market	182,524	134,956
Total cash and cash equivalents	182,852	135,012
Accounts receivable:
Associated companies	133,699	142,121
Other	3,441	3,301
Total accounts receivable	137,140	145,422
Materials and supplies - at average cost	65,911	61,097
Deferred nuclear refueling outage costs	18,178	5,060
Prepayments and other	3,409	1,480
TOTAL	407,490	348,071

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	314,243	281,430
Note receivable - Entergy New Orleans	25,560	-
TOTAL	339,803	281,430

UTILITY PLANT
Electric	3,261,365	3,248,582
Property under capital lease	471,933	471,933
Construction work in progress	75,791	38,088
Nuclear fuel under capital lease	90,971	55,280
Nuclear fuel	8,495	10,222
TOTAL UTILITY PLANT	3,908,555	3,824,105
Less - accumulated depreciation and amortization	2,068,673	2,000,320
UTILITY PLANT - NET	1,839,882	1,823,785

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
SFAS 109 regulatory asset - net	79,627	92,600
Other regulatory assets	285,875	293,292
Other	12,789	14,062
TOTAL	378,291	399,954

TOTAL ASSETS	$2,965,466	$2,853,240

See Notes to Financial Statements.

132

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
LIABILITIES AND SHAREHOLDER'S EQUITY
September 30, 2007 and December 31, 2006
(Unaudited)

	2007	2006
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$96,701	$93,335
Accounts payable:
Associated companies	5,782	1,634
Other	25,622	26,636
Taxes accrued	18,723	47,988
Accumulated deferred income taxes	7,003	1,828
Interest accrued	30,373	46,135
Obligations under capital leases	33,142	33,142
TOTAL	217,346	250,698

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	328,268	304,691
Accumulated deferred investment tax credits	66,053	68,660
Obligations under capital leases	57,829	22,138
Other regulatory liabilities	265,878	242,029
Decommissioning	361,956	342,846
Accumulated provisions	2,503	2,422
Pension and other postretirement liabilities	28,606	32,060
Long-term debt	773,248	729,914
Other	-	396
TOTAL	1,884,341	1,745,156

Commitments and Contingencies

SHAREHOLDER'S EQUITY
Common stock, no par value, authorized 1,000,000 shares;
issued and outstanding 789,350 shares in 2007 and 2006	789,350	789,350
Retained earnings	74,429	68,036
TOTAL	863,779	857,386

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$2,965,466	$2,853,240

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See "PART I, Item 1, Litigation" in the Form 10-K for a discussion of legal, administrative, and other regulatory proceedings affecting Entergy. Following is an update to that discussion.

Ratepayer Lawsuits

Texas Power Price Lawsuit

See the Form 10-K for a discussion of the lawsuit that was filed in the district court of Chambers County, Texas by Texas residents on behalf of a purported class apparently of the Texas retail customers of Entergy Gulf States who were billed and paid for electric power since January 1, 1994. In August 2007 the Texas Supreme Court denied Entergy's request for reconsideration of the court's order denying Entergy's petition for review. Entergy expects to file a petition for a writ of certiorari with the United States Supreme Court for review of the decision.

Item 1A. Risk Factors

There have been no material changes to the risk factors discussed in "PART I, Item 1A, Risk Factors" in the Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum $ Amount of Shares that May Yet be Purchased Under a Plan (2)

7/01/2007-7/31/2007	400,000	$107.49	400,000	$779,787,895
8/01/2007-8/31/2007	1,550,000	$100.47	1,550,000	$631,387,624
9/01/2007-9/30/2007	-	-	-	$631,387,624
Total	1,950,000	$101.91	1,950,000

(1)

In accordance with Entergy's stock-based compensation plans, Entergy periodically grants stock options to key employees, which may be exercised to obtain shares of Entergy's common stock. According to the plans, these shares can be newly issued shares, treasury stock, or shares purchased on the open market. Entergy's management has been authorized by the Board to repurchase on the open market shares up to an amount sufficient to fund the exercise of grants under the plans. In addition to this authority, on January 29, 2007, the Board approved a repurchase program under which Entergy is authorized to repurchase up to $1.5 billion of its common stock. The program does not have an expiration date, but Entergy expects to complete it over two years. See Note 12 to the financial statements in the Form 10-K for additional discussion of the stock-based compensation plans.

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

Regional Haze

In June 2005, the EPA issued final Best Available Retrofit Control Technology (BART) regulations, which could potentially result in a requirement to install SO2 pollution control technology on certain of Entergy's coal and oil generation units. The rule leaves certain BART determinations to the states. The Arkansas Department of Environmental Quality (ADEQ) has completed its State Implementation Plan for Arkansas facilities to implement its obligations under the Clean Air Visibility Rule. The ADEQ has determined that Entergy Arkansas' White Bluff power plant affects Class I Area visibility and will be subject to the EPA's presumptive BART requirements to install scrubbers and low NOx burners by 2013. Entergy Arkansas owns 57% of White Bluff Units 1 and 2 and estimates that its share of the cost of this project will be approximately $350 million. The installation of scrubbers at an existing facility is a major construction project, and Entergy Arkansas expects selection of the primary architect-engineer by the end of 2008. The scrubbers must be online by the end of 2012.

Other Environmental Matters

Entergy New Orleans

As discussed in the Form 10-K, in March 2004 agents of the United States Fish and Wildlife Service conducted an inspection of Entergy New Orleans' Michoud power plant and found a number of dead brown pelicans near the facility's water intake structure and fish-return trough. Brown pelicans are an endangered species in Louisiana. Pursuant to its plan of reorganization that became effective in May 2007, Entergy New Orleans made donations of $150,000 to the Louisiana Wildlife and Fisheries Foundation and $100,000 to the United States Fish and Wildlife Service as part of a settlement of the matter. The donations are to be used to protect the eastern brown pelican species and other species of migratory birds. Also as part of the settlement, Entergy New Orleans shall maintain the water intake cell cover that it constructed in order to protect the pelicans.  The United States has agreed to take no further action in the matter after Entergy New Orleans has maintained the cover for one additional year or has otherwise successfully petitioned for this probationary period to end.

Entergy Mississippi, Entergy Gulf States, Entergy New Orleans, and Entergy Louisiana

EPA has notified Entergy Mississippi, Entergy Gulf States, and Entergy New Orleans that the EPA believes those entities are PRPs concerning contamination of an area known as "Devil's Swamp Lake" near the Port of Baton Rouge, Louisiana.  The area allegedly was contaminated by the operations of Rollins Environmental (LA), Inc, which operated a disposal facility to which many companies contributed waste.  Documents provided by the EPA indicate that Entergy Louisiana may also be a PRP.  Entergy is in the process of gathering information regarding its use of the facility and any share of liability for remediation that the Entergy companies may bear.

Indian Point Emergency Notification System

Pursuant to federal law and an NRC order, Non-Utility Nuclear's Indian Point Energy Center located in Buchanan, New York is required to install a new siren emergency notification system with certain back up power capabilities.  Due to the complexity of the technology employed in this system, among other things, Entergy Nuclear Operations, Inc., the operator of Non-Utility Nuclear's power plants, was unable to meet the April 15, 2007 operability date previously approved by the NRC.  Based on this delay, the NRC fined Entergy Nuclear Operations $130,000; but, nonetheless, the NRC acknowledged in its notice of violation that the current siren emergency notification system is capable of notifying the public in the event of an emergency.  Entergy Nuclear Operations was also unable to meet a subsequent committed operability date of August 24, 2007 due to certain testing, review, and operability requirements of the Federal Emergency Management Agency, which has been authorized by the NRC to assess the new system and its readiness for full implementation.  Although the NRC has not issued any additional fines to date, the delay in implementation of the new siren system beyond August 24, 2007 may result in Entergy Nuclear Operations being subject to additional fines in the future.  The Indian Point Energy Center will continue to operate and maintain its existing siren emergency notification system until the new system is placed into service.

Nuclear Waste Policy Act of 1982

See Part I of the Form 10-K for a discussion of the Nuclear Waste Policy Act of 1982, under which the DOE is required, for a specified fee, to construct storage facilities for, and to dispose of, all spent nuclear fuel and other high-level radioactive waste generated by domestic nuclear power reactors. As a result of the DOE's failure to begin disposal of spent nuclear fuel in 1998 pursuant to the Nuclear Waste Policy Act of 1982 and contracts with Entergy's nuclear operating companies, Entergy's nuclear owner/licensee subsidiaries have incurred and will continue to incur damages. These subsidiaries in November 2003 began litigation to recover the damages caused by the DOE's delay in performance. In two separate decisions in October 2007, the U.S. Court of Federal Claims awarded System Fuels, System Energy, and SMEPA $10.0 million, and awarded System Fuels and Entergy Arkansas $48.7 million, in damages related to the DOE's breach of its obligations. Both decisions are subject to appeal by the DOE. Management cannot predict the timing or amount of any potential, additional recoveries on Entergy's other claims, and cannot predict the timing of any eventual receipt from the DOE of the U.S. Court of Federal Claims damage awards.

Earnings Ratios (Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

The Registrant Subsidiaries have calculated ratios of earnings to fixed charges and ratios of earnings to combined fixed charges and preferred dividends/distributions pursuant to Item 503 of Regulation S-K of the SEC as follows:

	Ratios of Earnings to Fixed Charges
	Twelve Months Ended
	December 31,					September 30,
	2002	2003	2004	2005	2006	2007

Entergy Arkansas	2.79	3.17	3.37	3.75	3.37	3.28
Entergy Gulf States	2.49	1.51	3.04	3.34	3.01	2.89
Entergy Louisiana	3.14	3.93	3.60	3.50	3.23	3.07
Entergy Mississippi	2.48	3.06	3.41	3.16	2.54	2.71
Entergy New Orleans	(a)	1.73	3.60	1.22	1.52	1.34
System Energy	3.25	3.66	3.95	3.85	4.05	3.99

	Ratios of Earnings to Combined Fixed Charges and Preferred Dividends/Distributions
	Twelve Months Ended
	December 31,					September 30,
	2002	2003	2004	2005	2006	2007

Entergy Arkansas	2.53	2.79	2.98	3.34	3.06	2.97
Entergy Gulf States	2.40	1.45	2.90	3.18	2.90	2.79
Entergy Louisiana	-	-	-	-	2.90	2.78
Entergy Mississippi	2.27	2.77	3.07	2.83	2.34	2.51
Entergy New Orleans	(a)	1.59	3.31	1.12	1.35	1.20

(a)

Earnings for the twelve months ended December 31, 2002, for Entergy New Orleans were not adequate to cover fixed charges and combined fixed charges and preferred dividends by $0.7 million and $3.4 million, respectively.

Item 6. Exhibits *

4(a) -

Agreement of Resignation, Appointment and Acceptance dated as of October 3, 2007, among Entergy Gulf States, Inc., JPMorgan Chase Bank, National Association, as resigning trustee, and The Bank of New York, as successor trustee, under the Entergy Gulf States, Inc. Indenture of Mortgage, as supplemented and modified.

4(b) -

Twenty-third Supplemental Indenture, dated as of September 1, 2007, to Mortgage and Deed of Trust, dated as of June 15, 1977, by and among System Energy Resources, Inc., The Bank of New York (Successor to United States Trust Company Of New York) and Douglas J. Macinnes (Successor to Gerard F. Ganey and Malcolm J. Hood), Trustees.

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

138

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

+Management contracts or compensatory plans or arrangements.

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

*

Reference is made to a duplicate list of exhibits being filed as a part of this report on Form 10-Q for the quarter ended September 30, 2007, which list, prepared in accordance with Item 102 of Regulation S-T of the SEC, immediately precedes the exhibits being filed with this report on Form 10-Q for the quarter ended September 30, 2007.

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

/s/ Theodore H. Bunting, Jr. Theodore H. Bunting, Jr. Senior Vice President and Chief Accounting Officer (For each Registrant and for each as Principal Accounting Officer)

Date: November 8, 2007