Form 10-K
period 2007-12-31
ENTERGY CORP /DE/; SYSTEM ENERGY RESOURCES INC; ENTERGY NEW ORLEANS INC; Entergy Louisiana, LLC; ENTERGY GULF STATES LOUISIANA, LLC; ENTERGY ARKANSAS INC; ENTERGY MISSISSIPPI INC
filed 2008-02-29
CIK 65984, 202584, 71508, 1348952, 44570, 7323, 66901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number	Registrant, State of Incorporation or Organization, Address of Principal Executive Offices, Telephone Number, and IRS Employer Identification No.	Commission File Number	Registrant, State of Incorporation or Organization, Address of Principal Executive Offices, Telephone Number, and IRS Employer Identification No.
1-11299	ENTERGY CORPORATION (a Delaware corporation) 639 Loyola Avenue New Orleans, Louisiana 70113 Telephone (504) 576-4000 72-1229752	1-31508	ENTERGY MISSISSIPPI, INC. (a Mississippi corporation) 308 East Pearl Street Jackson, Mississippi 39201 Telephone (601) 368-5000 64-0205830

1-10764	ENTERGY ARKANSAS, INC. (an Arkansas corporation) 425 West Capitol Avenue Little Rock, Arkansas 72201 Telephone (501) 377-4000 71-0005900	0-5807	ENTERGY NEW ORLEANS, INC. (a Louisiana corporation) 1600 Perdido Street, Building 529 New Orleans, Louisiana 70112 Telephone (504) 670-3620 72-0273040

333-148557	ENTERGY GULF STATES LOUISIANA, L.L.C. (a Louisiana limited liability company) 446 North Boulevard Baton Rouge, Louisiana 70802 Telephone (800) 368-3749 74-0662730	1-9067	SYSTEM ENERGY RESOURCES, INC. (an Arkansas corporation) Echelon One 1340 Echelon Parkway Jackson, Mississippi 39213 Telephone (601) 368-5000 72-0752777

1-32718	ENTERGY LOUISIANA, LLC (a Texas limited liability company) 446 North Boulevard Baton Rouge, Louisiana 70802 Telephone (225) 381-5868 75-3206126

Securities registered pursuant to Section 12(b) of the Act:

Registrant	Title of Class	Name of Each Exchange on Which Registered

Entergy Corporation	Common Stock, $0.01 Par Value - 193,173,374 shares outstanding at January 31, 2008 Equity Units, 7.625%	New York Stock Exchange, Inc. Chicago Stock Exchange, Inc. New York Stock Exchange, Inc.

Entergy Arkansas, Inc.	Mortgage Bonds, 6.7% Series due April 2032 Mortgage Bonds, 6.0% Series due November 2032	New York Stock Exchange, Inc. New York Stock Exchange, Inc.

Entergy Gulf States, Inc. (each of these series were redeemed in December 2007 and Form 25s were filed with the SEC on January 14, 2008)	Preferred Stock, Cumulative, $100 Par Value: $4.40 Dividend Series $4.52 Dividend Series $5.08 Dividend Series Adjustable Rate Series B (Depository Receipts)	New York Stock Exchange, Inc. New York Stock Exchange, Inc. New York Stock Exchange, Inc. New York Stock Exchange, Inc.

Entergy Louisiana, LLC	Mortgage Bonds, 7.6% Series due April 2032	New York Stock Exchange, Inc.

Entergy Mississippi, Inc.	Mortgage Bonds, 6.0% Series due November 2032 Mortgage Bonds, 7.25% Series due December 2032	New York Stock Exchange, Inc. New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:

Registrant	Title of Class

Entergy Arkansas, Inc.	Preferred Stock, Cumulative, $100 Par Value Preferred Stock, Cumulative, $0.01 Par Value

Entergy Gulf States, Inc. (each series of this class of preferred stock was redeemed in December 2007 and a Form 15 was filed with the SEC on December 31, 2007)	Preferred Stock, Cumulative, $100 Par Value

Entergy Mississippi, Inc.	Preferred Stock, Cumulative, $100 Par Value

Entergy New Orleans, Inc.	Preferred Stock, Cumulative, $100 Par Value

Indicate by check mark if the registrants are well-known seasoned issuers, as defined in Rule 405 of the Securities Act.
	Yes	No

Entergy Corporation	Ö
Entergy Arkansas, Inc.		Ö
Entergy Gulf States Louisiana, L.L.C.		Ö
Entergy Louisiana, LLC		Ö
Entergy Mississippi, Inc.		Ö
Entergy New Orleans, Inc.		Ö
System Energy Resources, Inc.		Ö

Indicate by check mark if the registrants are not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
	Yes	No

Entergy Corporation		Ö
Entergy Arkansas, Inc.		Ö
Entergy Gulf States Louisiana, L.L.C.	Ö
Entergy Louisiana, LLC		Ö
Entergy Mississippi, Inc.		Ö
Entergy New Orleans, Inc.		Ö
System Energy Resources, Inc.	Ö

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "accelerated filer," "large accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Securities Exchange Act of 1934.

	Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company

Entergy Corporation	Ö
Entergy Arkansas, Inc.			Ö
Entergy Gulf States Louisiana, L.L.C.			Ö
Entergy Louisiana, LLC			Ö
Entergy Mississippi, Inc.			Ö
Entergy New Orleans, Inc.			Ö
System Energy Resources, Inc.			Ö

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

The aggregate market value of Entergy Corporation Common Stock, $0.01 Par Value, held by non-affiliates as of the end of the second quarter of 2007, was $21.0 billion based on the reported last sale price of $107.35 per share for such stock on the New York Stock Exchange on June 29, 2007. Entergy Corporation is the sole holder of the common stock of Entergy Arkansas, Inc., Entergy Mississippi, Inc., Entergy New Orleans, Inc., and System Energy Resources, Inc. Entergy Corporation is the sole holder of the common stock of Entergy Louisiana Holdings, Inc., which is the sole holder of the common membership interests in Entergy Louisiana, LLC. Entergy Corporation is the sole holder of the common stock of EGS Holdings, Inc., which is the sole holder of the common membership interests in Entergy Gulf States Louisiana, L.L.C.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement of Entergy Corporation to be filed in connection with its Annual Meeting of Stockholders, to be held May 2, 2008, are incorporated by reference into Parts I and III hereof.

TABLE OF CONTENTS

This combined Form 10-K is separately filed by Entergy Corporation and its six "Registrant Subsidiaries": Entergy Arkansas, Inc., Entergy Gulf States Louisiana, L.L.C., Entergy Louisiana, LLC, Entergy Mississippi, Inc., Entergy New Orleans, Inc., and System Energy Resources, Inc. Information contained herein relating to any individual company is filed by such company on its own behalf. Each company makes representations only as to itself and makes no other representations whatsoever as to any other company.

The report should be read in its entirety as it pertains to each respective reporting company. No one section of the report deals with all aspects of the subject matter. Separate Item 6, 7, and 8 sections are provided for each reporting company, except for the Notes to the financial statements. The Notes to the financial statements for all of the reporting companies are combined. All Items other than 6, 7, and 8 are combined for the reporting companies.

FORWARD-LOOKING INFORMATION

In this combined report and from time to time, Entergy Corporation and the Registrant Subsidiaries each makes statements as a reporting company concerning its expectations, beliefs, plans, objectives, goals, strategies, and future events or performance. Such statements are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "believes," "intends," "plans," "predicts," "estimates," and similar expressions are intended to identify forward-looking statements but are not the only means to identify these statements. Although each of these reporting companies believes that these forward-looking statements and the underlying assumptions are reasonable, it cannot provide assurance that they will prove correct. Any forward-looking statement is based on information current as of the date of this combined report and speaks only as of the date on which such statement is made. Except to the extent required by the federal securities laws, these reporting companies undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Forward-looking statements involve a number of risks and uncertainties. There are factors that could cause actual results to differ materially from those expressed or implied in the forward-looking statements, including those factors discussed or incorporated by reference in (a) Item 1A. Risk Factors, (b) Management's Financial Discussion and Analysis, and (c) the following factors (in addition to others described elsewhere in this combined report and in subsequent securities filings):

  resolution of pending and future rate cases and negotiations, including various performance-based rate discussions and implementation of Texas restructuring legislation, and other regulatory proceedings, including those related to Entergy's System Agreement, Entergy's utility supply plan, recovery of storm costs, and recovery of fuel and purchased power costs changes in utility regulation, including the beginning or end of retail and wholesale competition, the ability to recover net utility assets and other potential stranded costs, the operations of the independent coordinator of transmission that includes Entergy's utility service territory, and the application of more stringent transmission reliability requirements or market power criteria by the FERC changes in regulation of nuclear generating facilities and nuclear materials and fuel, including possible shutdown of nuclear generating facilities, particularly those in the Non-Utility Nuclear business resolution of pending or future applications for license extensions or modifications of nuclear generating facilities the performance of Entergy's generating plants, and particularly the capacity factors at its nuclear generating facilities
  Entergy's ability to develop and execute on a point of view regarding future prices of electricity, natural gas, and other energy-related commodities prices for power generated by Entergy's unregulated generating facilities, the ability to hedge, sell power forward or otherwise reduce the market price risk associated with those facilities, including the Non-Utility Nuclear plants, and the prices and availability of fuel and power Entergy must purchase for its utility customers, and Entergy's ability to meet credit support requirements for fuel and power supply contracts volatility and changes in markets for electricity, natural gas, uranium, and other energy-related commodities changes in law resulting from federal energy legislation
  changes in environmental, tax, and other laws, including requirements for reduced emissions of sulfur, nitrogen, carbon, mercury, and other substances uncertainty regarding the establishment of interim or permanent sites for spent nuclear fuel and nuclear waste storage and disposal variations in weather and the occurrence of hurricanes and other storms and disasters, including uncertainties associated with efforts to remediate the effects of Hurricanes Katrina and Rita and recovery of costs associated with restoration
  Entergy's and its subsidiaries' ability to manage their operation and maintenance costs
  Entergy's ability to purchase and sell assets at attractive prices and on other attractive terms

FORWARD-LOOKING INFORMATION (Concluded)
  the economic climate, and particularly growth in Entergy's service territory the effects of Entergy's strategies to reduce tax payments changes in the financial markets, particularly those affecting the availability of capital and Entergy's ability to refinance existing debt, execute its share repurchase program, and fund investments and acquisitions actions of rating agencies, including changes in the ratings of debt and preferred stock, changes in general corporate ratings, and changes in the rating agencies' ratings criteria changes in inflation and interest rates
  the effect of litigation and government investigations
  advances in technology
  the potential effects of threatened or actual terrorism and war
  Entergy's ability to attract and retain talented management and directors changes in accounting standards and corporate governance
  and the following transactional factors (in addition to others described elsewhere in this and in subsequent securities filings): (i) risks inherent in the contemplated Non-Utility Nuclear spin-off, joint venture and related transactions (including the level of debt incurred by the spun-off company and the terms and costs related thereto); (ii) legislative and regulatory actions; and (iii) conditions of the capital markets during the periods covered by the forward-looking statements.  Entergy Corporation cannot provide any assurances that the spin-off or any of the proposed transactions related thereto will be completed, nor can it give assurances as to the terms on which such transactions will be consummated. The transaction is subject to certain conditions precedent, including regulatory approvals and the final approval by the Board.

DEFINITIONS

Certain abbreviations or acronyms used in the text and notes are defined below:

Abbreviation or Acronym	Term
AEEC	Arkansas Electric Energy Consumers
AFUDC	Allowance for Funds Used During Construction
ALJ	Administrative Law Judge
ANO 1 and 2	Units 1 and 2 of Arkansas Nuclear One Steam Electric Generating Station (nuclear), owned by Entergy Arkansas
APSC	Arkansas Public Service Commission
Board	Board of Directors of Entergy Corporation
Cajun	Cajun Electric Power Cooperative, Inc.
capacity factor	Actual plant output divided by maximum potential plant output for the period
City Council or Council	Council of the City of New Orleans, Louisiana
CPI-U	Consumer Price Index - Urban
DOE	United States Department of Energy
EITF	FASB's Emerging Issues Task Force
Energy Commodity Services	Entergy's business segment that includes Entergy-Koch, LP and Entergy's non-nuclear wholesale assets business
Entergy	Entergy Corporation and its direct and indirect subsidiaries
Entergy Corporation	Entergy Corporation, a Delaware corporation
Entergy Gulf States, Inc.	Predecessor company for financial reporting purposes to Entergy Gulf States Louisiana that included the assets and business operations of both Entergy Gulf States Louisiana and Entergy Texas
Entergy Gulf States Louisiana

Entergy Gulf States Louisiana, L.L.C., a company created in connection with the jurisdictional separation of Entergy Gulf States, Inc. and the successor company to Entergy Gulf States, Inc. for financial reporting purposes. The term is also used to refer to the Louisiana jurisdictional business of Entergy Gulf States, Inc., as the context requires.

Entergy-Koch	Entergy-Koch, LP, a joint venture equally owned by subsidiaries of Entergy and Koch Industries, Inc.
Entergy Texas

Entergy Texas, Inc., a company created in connection with the jurisdictional separation of Entergy Gulf States, Inc. The term is also used to refer to the Texas jurisdictional business of Entergy Gulf States, Inc., as the context requires.

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

FSP	FASB Staff Position
Grand Gulf	Unit No. 1 of Grand Gulf Steam Electric Generating Station (nuclear), 90% owned or leased by System Energy
GWh	Gigawatt-hour(s), which equals one million kilowatt-hours
Independence	Independence Steam Electric Station (coal), owned 16% by Entergy Arkansas, 25% by Entergy Mississippi, and 7% by Entergy Power
IRS	Internal Revenue Service

i

DEFINITIONS (Continued)

ISO	Independent System Operator
kV	Kilovolt
kW	Kilowatt
kWh	Kilowatt-hour(s)
LDEQ	Louisiana Department of Environmental Quality
LPSC	Louisiana Public Service Commission
Mcf	1,000 cubic feet of gas
MMBtu	One million British Thermal Units
MPSC	Mississippi Public Service Commission
MW	Megawatt(s), which equals one thousand kilowatt(s)
MWh	Megawatt-hour(s)
Nelson Unit 6	Unit No. 6 (coal) of the Nelson Steam Electric Generating Station, 70% of which is co-owned by Entergy Gulf States Louisiana (57.5%) and Entergy Texas (42.5%)
Net debt ratio	Gross debt less cash and cash equivalents divided by total capitalization less cash and cash equivalents
Net MW in operation	Installed capacity owned or operated
Non-Utility Nuclear	Entergy's business segment that owns and operates six nuclear power plants and sells electric power produced by those plants to wholesale customers
NRC	Nuclear Regulatory Commission
NYPA	New York Power Authority
OASIS	Open Access Same Time Information Systems
PPA	Purchased power agreement
production cost	Cost in $/MMBtu associated with delivering gas, excluding the cost of the gas
PRP	Potentially responsible party (a person or entity that may be responsible for remediation of environmental contamination)
PUCT	Public Utility Commission of Texas
PUHCA 1935	Public Utility Holding Company Act of 1935, as amended
PUHCA 2005	Public Utility Holding Company Act of 2005, which repealed PUHCA 1935, among other things
PURPA	Public Utility Regulatory Policies Act of 1978
Registrant Subsidiaries	Entergy Arkansas, Inc., Entergy Gulf States Louisiana, L.L.C., Entergy Louisiana, LLC, Entergy Mississippi, Inc., Entergy New Orleans, Inc., and System Energy Resources, Inc.
Ritchie Unit 2	Unit 2 of the R.E. Ritchie Steam Electric Generating Station (gas/oil)
River Bend	River Bend Steam Electric Generating Station (nuclear), owned by Entergy Gulf States Louisiana
SEC	Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards as promulgated by the FASB
SMEPA	South Mississippi Electric Power Agency, which owns a 10% interest in Grand Gulf
spark spread	Dollar difference between electricity prices per unit and natural gas prices after assuming a conversion ratio for the number of natural gas units necessary to generate one unit of electricity
System Agreement	Agreement, effective January 1, 1983, as modified, among the Utility operating companies relating to the sharing of generating capacity and other power resources
System Energy	System Energy Resources, Inc.
System Fuels	System Fuels, Inc.

ii

DEFINITIONS (Concluded)

Abbreviation or Acronym	Term

TWh	Terawatt-hour(s), which equals one billion kilowatt-hours
unit-contingent	Transaction under which power is supplied from a specific generation asset; if the asset is unavailable, the seller is not liable to the buyer for any damages
Unit Power Sales Agreement

Agreement, dated as of June 10, 1982, as amended and approved by FERC, among Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy, relating to the sale of capacity and energy from System Energy's share of Grand Gulf

UK	The United Kingdom of Great Britain and Northern Ireland
Utility	Entergy's business segment that generates, transmits, distributes, and sells electric power, with a small amount of natural gas distribution
Utility operating companies	Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas
Waterford 3	Unit No. 3 (nuclear) of the Waterford Steam Electric Generating Station, 100% owned or leased by Entergy Louisiana
weather-adjusted usage	Electric usage excluding the effects of deviations from normal weather
White Bluff	White Bluff Steam Electric Generating Station, 57% owned by Entergy Arkansas

iii

ENTERGY'S BUSINESS

Entergy is an integrated energy company engaged primarily in electric power production and retail electric distribution operations. Entergy owns and operates power plants with approximately 30,000 MW of electric generating capacity, and Entergy is the second-largest nuclear power generator in the United States. Entergy delivers electricity to 2.7 million utility customers in Arkansas, Louisiana, Mississippi, and Texas. Entergy generated annual revenues of $11.5 billion in 2007 and had approximately 14,300 employees as of December 31, 2007.

Entergy operates primarily through two business segments: Utility and Non-Utility Nuclear.

  Utility generates, transmits, distributes, and sells electric power in a four-state service territory that includes portions of Arkansas, Mississippi, Texas, and Louisiana, including the City of New Orleans; and operates a small natural gas distribution business.
  Non-Utility Nuclear owns and operates six nuclear power plants located in the northern United States and sells the electric power produced by those plants primarily to wholesale customers. This business also provides services to other nuclear power plant owners. As discussed further in "Management's Financial Discussion and Analysis," in November 2007, the Board approved a plan to pursue a separation of the Non-Utility Nuclear business from Entergy through a tax-free spin-off of Non-Utility Nuclear to Entergy shareholders. Entergy is targeting third quarter 2008 as the effective date for the spin-off transaction to be completed.

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

OPERATING INFORMATION
For the Years Ended December 31, 2007, 2006, and 2005

	Utility	Non-Utility Nuclear	Entergy Consolidated (a)
	(In Thousands)
2007
Operating revenues	$9,255,075	$2,029,666	$11,484,398
Operating expenses	$7,910,659	$1,312,577	$9,428,030
Other income	$164,383	$87,256	$255,055
Interest and other charges	$444,067	$34,738	$662,157
Income taxes	$382,025	$230,407	$514,417
Net income	$682,707	$539,200	$1,134,849

2006
Operating revenues	$9,150,030	$1,544,873	$10,932,158
Operating expenses	$7,852,754	$1,082,743	$9,126,798
Other income	$155,651	$99,449	$348,587
Interest and other charges	$428,662	$47,424	$577,805
Income taxes	$333,105	$204,659	$443,044
Loss from discontinued operations	$-	$-	($496)
Net income	$691,160	$309,496	$1,132,602

2005
Operating revenues	$8,526,943	$1,421,547	$10,106,247
Operating expenses	$7,186,035	$996,012	$8,314,258
Other income	$111,186	$71,827	$211,451
Interest and other charges	$386,672	$50,874	$501,031
Income taxes	$405,662	$163,865	$559,284
Loss from discontinued operations	$-	$-	($44,794)
Net income	$659,760	$282,623	$898,331

CASH FLOW INFORMATION
For the Years Ended December 31, 2007, 2006, and 2005

	Utility	Non-Utility Nuclear	Entergy Consolidated (a)
	(In Thousands)
2007
Net cash flow provided by operating activities	$1,807,769	$879,940	$2,559,770
Net cash flow used in investing activities	($1,219,214)	($883,397)	($2,098,458)
Net cash flow provided by (used in) financing activities	($368,909)	$47,705	($221,586)

2006
Net cash flow provided by operating activities	$2,592,433	$833,318	$3,447,839
Net cash flow used in investing activities	($1,592,933)	($450,219)	($1,927,573)
Net cash flow used in financing activities	($736,693)	($211,544)	($1,083,727)

2005
Net cash flow provided by operating activities	$973,692	$551,263	$1,467,808
Net cash flow used in investing activities	($1,709,175)	($368,497)	($1,992,608)
Net cash flow provided by (used in) financing activities	$646,588	($110,482)	$496,390

FINANCIAL POSITION INFORMATION
As of December 31, 2007 and 2006

	Utility	Non-Utility Nuclear	Entergy Consolidated (a)
	(In Thousands)
2007
Current assets	$2,821,336	$1,009,453	$3,958,247
Other property and investments	$1,579,688	$1,935,432	$3,689,395
Property, plant and equipment - net	$17,363,142	$3,365,131	$20,974,270
Deferred debits and other assets	$4,409,993	$704,468	$5,021,090
Current liabilities	$2,561,564	$476,772	$3,256,754
Non-current liabilities	$17,053,293	$3,064,919	$22,523,577
Shareholders' equity	$6,559,302	$3,472,793	$7,862,671

2006
Current assets	$2,400,212	$820,613	$3,325,434
Other property and investments	$1,584,160	$1,581,610	$3,347,453
Property, plant and equipment - net	$16,939,438	$2,252,415	$19,438,077
Deferred debits and other assets	$4,314,549	$715,092	$4,971,767
Current liabilities	$1,990,160	$543,384	$2,465,130
Non-current liabilities	$16,928,131	$2,115,289	$20,419,714
Shareholders' equity	$6,320,068	$2,711,056	$8,197,887

(a) In addition to the two operating segments presented here, Entergy Consolidated also includes Entergy Corporation (parent company), other business activity, and intercompany eliminations, including the non-nuclear wholesale assets business, the Competitive Retail Services business, and earnings on the proceeds of sales of previously-owned businesses. As a result of the Entergy New Orleans bankruptcy filing, Entergy discontinued the consolidation of Entergy New Orleans retroactive to January 1, 2005, and reported Entergy New Orleans' results under the equity method of accounting for 2006 and 2005. On May 7, 2007, the bankruptcy judge entered an order confirming Entergy New Orleans' plan of reorganization. With confirmation of the plan of reorganization, Entergy reconsolidated Entergy New Orleans in the second quarter of 2007, retroactive to January 1, 2007.

The following shows the principal subsidiaries and affiliates within Entergy's business segments. Companies that file reports and other information with the SEC under the Securities Exchange Act of 1934 are identified in bold-faced type.

Entergy Corporation

Utility	Non-Utility Nuclear	Other Businesses

Entergy Arkansas, Inc.	Entergy Nuclear Operations, Inc.	Energy Commodity Services
EGS Holdings, Inc.	Entergy Nuclear Finance, LLC
Entergy Gulf States Louisiana, L.L.C.	Entergy Nuclear Generation Co. (Pilgrim)	Entergy-Koch, LP (50% ownership)	Non-Nuclear Wholesale Assets
Entergy Louisiana Holdings, Inc	Entergy Nuclear FitzPatrick LLC
Entergy Louisiana, LLC	Entergy Nuclear Indian Point 2, LLC		Entergy Power Development Corp.
Entergy Mississippi, Inc.	Entergy Nuclear Indian Point 3, LLC		Entergy Asset Management, Inc.
Entergy New Orleans, Inc.	Entergy Nuclear Palisades, LLC		Entergy Power, Inc.
Entergy Texas, Inc.	Entergy Nuclear Vermont Yankee, LLC
System Energy Resources, Inc.	Entergy Nuclear, Inc.
Entergy Operations, Inc.	Entergy Nuclear Fuels Company
Entergy Services, Inc.	Entergy Nuclear Nebraska LLC
System Fuels, Inc.	Entergy Nuclear Power Marketing LLC

Strategy

Entergy aspires to achieve industry-leading total shareholder returns in an environmentally responsible fashion by leveraging the scale and expertise inherent in its core nuclear and utility operations.  Entergy's scope includes electricity generation, transmission and distribution as well as natural gas transportation and distribution.  Entergy focuses on operational excellence with an emphasis on safety, reliability, customer service, sustainability, cost efficiency, and risk management.  Entergy also focuses on portfolio management to make periodic buy, build, hold, or sell decisions based upon its analytically-derived points of view, which are updated as market conditions evolve.

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

Part I, Item 1 is continued on page 173.

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

Entergy Corporation and its subsidiaries' independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the effectiveness of Entergy's internal control over financial reporting as of December 31, 2007, which is included herein on pages 352 through 358.

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

Based on management's assessment of internal controls using the COSO criteria, management believes that Entergy maintained effective internal control over financial reporting as of December 31, 2007. Management further believes that this assessment, combined with the policies and procedures noted above, provides reasonable assurance that Entergy's financial statements are fairly and accurately presented in accordance with generally accepted accounting principles.

J. WAYNE LEONARD Chairman and Chief Executive Officer of Entergy Corporation	LEO P. DENAULT Executive Vice President and Chief Financial Officer of Entergy Corporation
HUGH T. MCDONALD Chairman, President, and Chief Executive Officer of Entergy Arkansas, Inc.

E. RENAE CONLEY
Chair of the Board, President, and Chief Executive Officer of Entergy Louisiana, LLC; Chair of the Board, President, and Chief Executive Officer of Entergy Gulf States Louisiana, L.L.C.

CAROLYN C. SHANKS Chair of the Board, President, and Chief Executive Officer of Entergy Mississippi, Inc.	RODERICK K. WEST Chairman, President, and Chief Executive Officer of Entergy New Orleans, Inc.
MICHAEL R. KANSLER Chairman, President, and Chief Executive Officer of System Energy Resources, Inc.	WANDA C. CURRY Vice President and Chief Financial Officer of System Energy Resources, Inc.

JAY A. LEWIS
Vice President and Chief Financial Officer of Entergy Arkansas, Inc., Entergy Gulf States Louisiana, L.L.C., Entergy Louisiana, LLC, Entergy Mississippi, Inc., Entergy New Orleans, Inc., and Entergy Texas, Inc.

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

Following are the percentages of Entergy's consolidated revenues and net income generated by its operating segments and the percentage of total assets held by them:

	% of Revenue			% of Net Income			% of Total Assets
Segment	2007	2006	2005	2007	2006	2005	2007	2006	2005

Utility	80	84	84	60	61	73	78	81	82
Non-Utility Nuclear	18	14	14	48	27	31	21	17	16
Parent Company & Other Business Segments	2	2	2	(8)	12	(4)	1	2	2

Plan to Pursue Separation of Non-Utility Nuclear

In November 2007, the Board approved a plan to pursue a separation of the Non-Utility Nuclear business from Entergy through a tax-free spin-off of Non-Utility Nuclear to Entergy shareholders. SpinCo, the term used to identify the new company that is yet to be named, will be a new, separate, and publicly-traded company. In addition, under the plan, SpinCo and Entergy are expected to enter into a nuclear services business joint venture, with 50% ownership by SpinCo and 50% ownership by Entergy. The nuclear services business board of directors will be comprised of equal membership from both Entergy and SpinCo and may include independent directors.

Upon completion of the spin-off, Entergy Corporation's shareholders will own 100% of the common equity in both SpinCo and Entergy. Entergy expects that SpinCo's business will be substantially comprised of Non-Utility Nuclear's assets, including its six nuclear power plants, and Non-Utility Nuclear's power marketing operation. Entergy Corporation's remaining business will primarily be comprised of the Utility business. The nuclear services business joint venture is expected to operate the nuclear assets owned by SpinCo. The nuclear services business is also expected to offer nuclear services to third parties, including decommissioning, plant relicensing, and plant operation support services, including the services currently provided for the Cooper Nuclear Station in Nebraska.

Entergy Nuclear Operations, Inc., the current NRC-licensed operator of the Non-Utility Nuclear plants, filed an application in July 2007 with the NRC seeking indirect transfer of control of the operating licenses for the six Non-Utility Nuclear power plants, and supplemented that application in December 2007 to incorporate the planned business separation. Entergy Nuclear Operations, Inc. will remain the operator of those plants after the separation.  Entergy Operations, Inc., the current NRC-licensed operator of Entergy's five Utility nuclear plants, will remain a wholly-owned subsidiary of Entergy and will continue to be the operator of the Utility nuclear plants. In the December 2007 supplement to the NRC application, Entergy Nuclear Operations provided additional information regarding the spin-off transaction, organizational structure, technical and financial qualifications, and general corporate information. The NRC published a notice in the Federal Register establishing a period for the public to submit a request for hearing or petition to intervene in a hearing proceeding. The NRC notice period expired on February 5, 2008 and two petitions to intervene in the hearing proceeding were filed before the deadline. Each of the petitions opposes the NRC's approval of the license transfer on various grounds, including contentions that the approval request is not adequately supported regarding the basis for the proposed structure, the adequacy of decommissioning funding, and the adequacy of financial qualifications. Entergy will submit answers to the petitions, and the NRC or a presiding officer designated by the NRC will determine whether a hearing will be granted. If a hearing is granted, the NRC is expected to issue a procedural schedule providing for limited discovery, written testimony and a legislative-type hearing. The NRC will continue to review the application and prepare a Safety Evaluation Report.

On January 28, 2008, Entergy Nuclear Vermont Yankee and Entergy Nuclear Operations, Inc. requested approval from the Vermont Public Service Board for the indirect transfer of control, consent to pledge assets, guarantees and assignments of contracts, amendment to certificate of public good to reflect name change, and replacement of guaranty and substitution of a credit support agreement for Vermont Yankee. A prehearing conference scheduled for February 27, 2008 was postponed due to weather.

On January 28, 2008, Entergy Nuclear FitzPatrick, Entergy Nuclear Indian Point 2, Entergy Nuclear Indian Point 3, Entergy Nuclear Operations, and corporate affiliate NewCo (also referred to as SpinCo) filed a petition with the New York Public Service Commission (NYPSC) requesting a declaratory ruling regarding corporate reorganization or in the alternative an order approving the transaction and an order approving debt financing. Petitioners also requested confirmation that the corporate reorganization will not have an effect on Entergy Nuclear FitzPatrick's, Entergy Nuclear Indian Point 2's, Entergy Nuclear Indian Point 3's, and Entergy Nuclear Operations, Inc.' status as lightly regulated entities in New York, given that they will continue to be competitive wholesale generators. The deadline for parties to file comments or request intervention is April 7, 2008.

Pursuant to Federal Power Act Section 203, on February 21, 2008, an application was filed with the FERC requesting approval for the indirect disposition and transfer of control of jurisdictional facilities of a public utility. The review of the filing by FERC will be focused on determining that the transaction will have no adverse effects on competition, wholesale or retail rates and on federal and state regulation. Also, the FERC will seek to determine that the transaction will not result in cross-subsidization by a regulated utility or the pledge or encumbrance of utility assets for the benefit of a non-utility associate company.

Subject to market terms and conditions and pursuant to the plan, SpinCo is expected to execute approximately $4.5 billion of debt financing in connection with the separation. Anticipated uses of the proceeds are for SpinCo to retain $0.5 billion for working capital and for Entergy to retain $4 billion. Entergy expects to use $2.5 billion for share repurchases and $1.5 billion for debt reduction.

Entergy is targeting third quarter 2008 as the effective date for the spin-off and nuclear services business joint venture transactions to be completed. Entergy expects the transactions to qualify for tax-free treatment for U.S. federal income tax purposes for both Entergy and its shareholders. Final terms of the transactions and spin-off completion are subject to several conditions including the final approval of the Board. As Entergy pursues completion of the separation and establishment of the nuclear services business joint venture, Entergy will continue to consider possible modifications to and variations upon the transaction structure, including a sponsored spin-off, a partial initial public offering preceding the spin-off, or the addition of a third-party joint venture partner.

Hurricane Katrina and Hurricane Rita

In August and September 2005, Hurricanes Katrina and Rita caused catastrophic damage to large portions of the Utility's service territory in Louisiana, Mississippi, and Texas, including the effect of extensive flooding that resulted from levee breaks in and around the greater New Orleans area. The storms and flooding resulted in widespread power outages, significant damage to electric distribution, transmission, and generation and gas infrastructure, and the loss of sales and customers due to mandatory evacuations and the destruction of homes and businesses. Entergy has pursued a broad range of initiatives to recover storm restoration and business continuity costs. Initiatives include obtaining reimbursement of certain costs covered by insurance, obtaining assistance through federal legislation for damage caused by Hurricanes Katrina and Rita, and pursuing recovery through existing or new rate mechanisms regulated by the FERC and local regulatory bodies.

Insurance Claims

See Note 8 to the financial statements for a discussion of Entergy's conventional property insurance program. Entergy has received a total of $134.5 million as of December 31, 2007 on its Hurricane Katrina and Hurricane Rita insurance claims, including $69.5 million that Entergy received in the second quarter 2007 in settlement of its Hurricane Katrina claim with one of its two excess insurers. In the third quarter 2007, Entergy filed a lawsuit in the U.S. District Court for the Eastern District of Louisiana against its other excess insurer on the Hurricane Katrina claim. At issue in the lawsuit is whether any policy exclusions limit the extent of coverage provided by that insurer.

There was an aggregation limit of $1 billion for all parties insured by the primary insurer for any one occurrence at the time of the Hurricane Katrina and Hurricane Rita losses, and the primary insurer notified Entergy that it expects claims for Hurricane Katrina and Hurricane Rita to materially exceed this limit. Entergy currently estimates that its remaining net insurance recoveries for the losses caused by the hurricanes, including the effects of the primary insurance aggregation limit being exceeded and the litigation against the excess insurer, will be approximately $270 million. Entergy currently expects to receive payment for the majority of its estimated insurance recovery related to Hurricane Katrina and Hurricane Rita through 2009.

Community Development Block Grants

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

New Orleans

In March 2006, Entergy New Orleans provided a justification statement to state and local officials in connection with its pursuit of CDBG funds to mitigate Hurricane Katrina restoration costs that otherwise would be borne by customers. The statement included all the estimated costs of Hurricane Katrina damage, as well as a lost customer base component intended to help offset the need for storm-related rate increases. In October 2006, the Louisiana Recovery Authority Board endorsed a resolution proposing to allocate $200 million in CDBG funds to Entergy New Orleans to defray gas and electric utility system repair costs in an effort to provide rate relief for Entergy New Orleans customers. The proposal was developed as an action plan amendment and published for public comment. State lawmakers approved the action plan in December 2006, and the U. S. Department of Housing and Urban Development approved it in February 2007. Entergy New Orleans filed applications seeking City Council certification of its storm-related costs incurred through December 2006. Entergy New Orleans supplemented this request to include the estimated future cost of the gas system rebuild.

In March 2007, the City Council certified that Entergy New Orleans incurred $205 million in storm-related costs through December 2006 that are eligible for CDBG funding under the state action plan, and certified Entergy New Orleans' estimated costs of $465 million for its gas system rebuild. In April 2007, Entergy New Orleans executed an agreement with the Louisiana Office of Community Development (OCD) under which

$200 million of CDBG funds will be made available to Entergy New Orleans. Entergy New Orleans submitted the agreement to the bankruptcy court, which approved it on April 25, 2007. Entergy New Orleans has received $180.8 million of the funds as of December 31, 2007, and under the agreement with the OCD, Entergy New Orleans expects to receive the remainder as it incurs and submits additional eligible costs.

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

In October 2006, the Mississippi Development Authority approved for payment and Entergy Mississippi received $81 million in CDBG funding for Hurricane Katrina costs. The MPSC then issued a financing order authorizing the issuance of state bonds to finance $8 million of Entergy Mississippi's certified Hurricane Katrina restoration costs and $40 million for an increase in Entergy Mississippi's storm damage reserve. $30 million of the storm damage reserve was set aside in a restricted account. A Mississippi state entity issued the bonds in May 2007, and Entergy Mississippi received proceeds of $48 million. Entergy Mississippi will not report the bonds on its balance sheet because the bonds are the obligation of the state entity, and there is no recourse against Entergy Mississippi in the event of a bond default. To service the bonds, Entergy Mississippi is collecting a system restoration charge on behalf of the state, and will remit the collections to the state. By analogy to and in accordance with Entergy's accounting policy for collection of sales taxes, Entergy Mississippi will not report the collections as revenue because it is merely acting as the billing and collection agent for the state.

Additional Securitization Proceedings

Entergy Gulf States Louisiana, Entergy Louisiana, and Entergy Texas have filed with their respective retail regulators for recovery of storm restoration costs, including through securitization. These filings and their results are discussed in Note 2 to the financial statements.

Entergy New Orleans Bankruptcy

As a result of the effects of Hurricane Katrina and the effect of extensive flooding that resulted from levee breaks in and around the New Orleans area, on September 23, 2005, Entergy New Orleans filed a voluntary petition in bankruptcy court seeking reorganization relief under Chapter 11 of the U.S. Bankruptcy Code. On May 7, 2007, the bankruptcy judge entered an order confirming Entergy New Orleans' plan of reorganization. With the receipt of CDBG funds, and the agreement on insurance recovery with one of its excess insurers, Entergy New Orleans waived the conditions precedent in its plan of reorganization, and the plan became effective on May 8, 2007. Following are significant terms in Entergy New Orleans' plan of reorganization:

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
  Entergy New Orleans issued notes due in three years in satisfaction of its affiliate prepetition accounts payable (approximately $74 million, including interest), including its indebtedness to the Entergy System money pool. Entergy New Orleans included in the principal amount of the notes accrued interest from September 23, 2005 at the Louisiana judicial rate of interest for 2005 (6%) and 2006 (8%), and at the Louisiana judicial rate of interest plus 1% for 2007 through the date of issuance of the notes. Entergy New Orleans will pay interest on the notes from their date of issuance at the Louisiana judicial rate of interest plus 1%. The Louisiana judicial rate of interest is 9.5% for 2007 and 8.5% for 2008.
  Entergy New Orleans repaid in full, in cash, the outstanding borrowings under the debtor-in-possession credit agreement between Entergy New Orleans and Entergy Corporation (approximately $67 million).
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

With confirmation of the plan of reorganization, Entergy reconsolidated Entergy New Orleans in the second quarter 2007, retroactive to January 1, 2007. Because Entergy owns all of the common stock of Entergy New Orleans, reconsolidation does not affect the amount of net income that Entergy recorded from Entergy New Orleans' operations for the current or prior periods, but does result in Entergy New Orleans' financial results being included in each individual income statement line item in 2007, rather than only its net income being presented as "Equity in earnings of unconsolidated equity affiliates," as will remain the case for 2005 and 2006.

Results of Operations

2007 Compared to 2006

Following are income statement variances for Utility, Non-Utility Nuclear, Parent & Other business segments, and Entergy comparing 2007 to 2006 showing how much the line item increased or (decreased) in comparison to the prior period:
	Utility	Non-Utility Nuclear	Parent & Other	Entergy
	(In Thousands)

2006 Consolidated Net Income	$691,160	$309,496	$131,946	$1,132,602

Net revenue (operating revenue less fuel expense, purchased power, and other regulatory charges/credits)	346,753	451,374	(62,994)	735,133
Other operation and maintenance expenses	207,468	122,511	(15,689)	314,290
Taxes other than income taxes	42,553	16,265	1,679	60,497
Depreciation	46,307	27,510	2,103	75,920
Other income	8,732	(12,193)	(90,071)	(93,532)
Interest charges	15,405	(12,686)	81,633	84,352
Other (including discontinued operations)	(3,285)	(30,129)	492	(32,922)
Income taxes	48,920	25,748	(3,295)	71,373

2007 Consolidated Net Income (Loss)	$682,707	$539,200	($87,058)	$1,134,849

Refer to "SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON OF ENTERGY CORPORATION AND SUBSIDIARIES" which accompanies Entergy Corporation's financial statements in this report for further information with respect to operating statistics.

Earnings were negatively affected in the fourth quarter 2007 by expenses of $52 million ($32 million net-of-tax) recorded in connection with a nuclear operations fleet alignment. This process was undertaken with the goals of eliminating redundancies, capturing economies of scale, and clearly establishing organizational governance. Most of the expenses related to the voluntary severance program offered to employees. Approximately 200 employees from the Non-Utility Nuclear business and 150 employees in the Utility business accepted the voluntary severance program offers.

As discussed above, Entergy New Orleans has been reconsolidated retroactive to January 1, 2007 and its results are included in each individual income statement line item for 2007. The variance explanations for the Utility for 2007 compared to 2006 in "Results of Operations" reflect the 2006 results of operations of Entergy New Orleans as if it were reconsolidated in 2006, consistent with the 2007 presentation including the results in each individual income statement line item. Entergy's as-reported results for 2006, which had Entergy New Orleans deconsolidated, and the amounts needed to reconsolidate Entergy New Orleans, which include intercompany items, are set forth in the table below.

	For the Year Ended December 31, 2006
	Entergy Corporation and Subsidiaries (as reported)	Entergy New Orleans adjustment*
	(In Thousands)

Operating Revenues	$10,932,158	$305,077
Operating Expenses:
Fuel, fuel-related, and gas purchased for resale and purchased power	5,282,310	113,888
Other operation and maintenance	2,335,364	100,094
Taxes other than income taxes	428,561	34,953
Depreciation and amortization	887,792	31,465
Other regulatory charges (credits) - net	(122,680)	4,160
Other operating expenses	315,451	169
Total Operating Expenses	$9,126,798	$284,729
Other Income	$348,587	($8,244)
Interest and Other Charges	$577,805	$7,053
Income From Continuing Operations Before Income Taxes	$1,576,142	$5,051
Income Taxes	$443,044	$5,051
Consolidated Net Income	$1,132,602	$ -

*	Reflects the adjustment needed to reconsolidate Entergy New Orleans for 2006. The adjustment includes intercompany eliminations.

Net Revenue

Utility

Following is an analysis of the change in net revenue comparing 2007 to 2006.
Amount
(In Millions)
2006 net revenue (includes $187 million for Entergy New Orleans)	$4,458.1
Volume/weather	89.4
Base revenues	85.3
Fuel recovery	51.6
Transmission revenue	38.4
Purchased power capacity	(90.4)
Net wholesale revenue	(58.6)
Other	44.0
2007 net revenue	$4,617.8

The volume/weather variance resulted primarily from increased electricity usage in the residential and commercial sectors, including increased usage during the unbilled sales period. Billed retail electricity usage increased by a total of 1,591 GWh, an increase of 1.6%. See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" herein and Note 1 to the financial statements for a discussion of the accounting for unbilled revenues.

The base revenues variance resulted from rate increases primarily at Entergy Louisiana effective September 2006 for the 2005 formula rate plan filing to recover LPSC-approved incremental deferred and ongoing purchased power capacity costs. The formula rate plan filing is discussed in Note 2 to the financial statements.

The fuel recovery variance is primarily due to the inclusion of Grand Gulf costs in Entergy New Orleans' fuel recoveries effective July 1, 2006. In June 2006, the City Council approved the recovery of Grand Gulf costs through the fuel adjustment clause, without a corresponding change in base rates (a significant portion of Grand Gulf costs was previously recovered through base rates). The increase is also due to purchased power costs deferred at Entergy Louisiana and Entergy New Orleans as a result of the re-pricing, retroactive to 2003, of purchased power agreements among Entergy system companies as directed by the FERC.

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

Non-Utility Nuclear

Net revenue increased for Non-Utility Nuclear from $1,388 million for 2006 to $1,839 million for 2007 primarily due to higher pricing in its contracts to sell power and additional production available resulting from the acquisition of the Palisades plant in April 2007. Amortization of the Palisades purchased power agreement liability, which is discussed in Note 15 to the financial statements, also contributed to the increase. The increase was partially offset by the effect on revenues of four refueling outages in 2007 compared to two in 2006. Following are key performance measures for Non-Utility Nuclear for 2007 and 2006:

	2007	2006

Net MW in operation at December 31	4,998	4,200
Average realized price per MWh	$52.69	$44.33
GWh billed	37,570	34,847
Capacity factor	89%	95%

Parent & Other

Net revenue decreased for Parent & Other from $114 million for 2006 to $51 million for 2007 primarily due to the sale of the non-nuclear wholesale asset business' remaining interest in a power development project in the second quarter 2006, which resulted in a $14.1 million gain ($8.6 million net-of-tax). Also contributing to the decrease were higher natural gas prices in 2007 compared to the same period in 2006 as well as lower production as a result of an additional plant outage in 2007 compared to the same period in 2006. A substantial portion of the effect on net income of this decline is offset by a related decrease in other operation and maintenance expenses.

Other Income Statement Items

Utility

Other operation and maintenance expenses increased from $1,749 million for 2006 to $1,855 million for 2007 primarily due to:

  an increase of $34 million in nuclear expenses primarily due to non-refueling outages, increased nuclear labor and contract costs, and higher NRC fees;
  an increase of $21 million related to expenses in the fourth quarter 2007 in connection with the nuclear operations fleet alignment, as discussed above;
  an increase of $20 million in transmission expenses, including independent coordinator of transmission expenses and transmission line and substation maintenance;
  an increase of $16 million as a result of higher insurance premiums in addition to the timing of premium payments compared to 2006;
  an increase of $16 million in fossil plant expenses due to differing outage schedules and scopes from 2006 to 2007 and the return to normal operations work in 2007 versus storm restoration activities in 2006 as a result of Hurricane Katrina;
  an increase of $11 million due to a provision for storm-related bad debts; and
  an increase of $10 million in distribution expenses, including higher contract labor costs, increases in vegetation maintenance costs, and the return to normal operations work in 2007 versus storm restoration activities in 2006 as a result of Hurricane Katrina and Hurricane Rita. This increase is net of an environmental liability credit of $8 million for resolution of a pollution loss provision.

The increase is partially offset by a decrease of $23 million in payroll, payroll-related, and benefits costs.

Depreciation and amortization expenses increased from $835 million for 2006 to $850 million for 2007 primarily due to an increase in plant in service and a revision made in the first quarter 2006 to estimated depreciable lives involving certain intangible assets. The increase was partially offset by a revision in the third quarter 2007 related to depreciation previously recorded on storm-related assets. Recovery of the cost of those assets will now be through the securitization of storm costs approved by the LPSC in the third quarter 2007. The securitization approval is discussed in Note 2 to the financial statements.

Non-Utility Nuclear

Other operation and maintenance expenses increased from $637 million for 2006 to $760 million for 2007 primarily due to the acquisition of the Palisades plant in April 2007 and expenses of $29 million in the fourth quarter 2007 in connection with the nuclear operations fleet alignment.

Other expenses increased due to increases of $14.4 million in nuclear refueling outage expense and $15.7 million in decommissioning expense that resulted almost entirely from the acquisition of Palisades in April 2007.

Parent & Other

Interest charges increased from $101 million for 2006 to $183 million for 2007 primarily due to additional borrowings under Entergy Corporation's revolving credit facilities.

Other income decreased from $93 million for 2006 to $3 million for 2007 primarily due to a gain of approximately $55 million (net-of-tax) in the fourth quarter of 2006 related to the Entergy-Koch investment. In 2004, Entergy-Koch sold its energy trading and pipeline businesses to third parties. At that time, Entergy received $862 million of the sales proceeds in the form of a cash distribution by Entergy-Koch. Due to the November 2006 expiration of contingencies on the sale of Entergy-Koch's trading business, and the corresponding release to Entergy-Koch of sales proceeds held in escrow, Entergy received additional cash distributions of approximately $163 million during the fourth quarter of 2006 and recorded a gain of approximately $55 million (net-of-tax). Entergy expects future cash distributions upon liquidation of the partnership will be less than $35 million.

Income Taxes

The effective income tax rate for 2007 was 30.7%. The reduction in the effective income tax rate versus the federal statutory rate of 35% in 2007 is primarily due to:

  a reduction in income tax expense due to a step-up in the tax basis on the Indian Point 2 non-qualified decommissioning trust fund resulting from restructuring of the trusts, which reduced deferred taxes on the trust fund and reduced current tax expense;
  the resolution of tax audit issues involving the 2002-2003 audit cycle;
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

The effective income tax rate for 2006 was 27.6%. The reduction in the effective income tax rate versus the federal statutory rate of 35% in 2006 is primarily due to tax benefits, net of reserves, resulting from the tax capital loss recognized in connection with the liquidation of Entergy Power International Holdings, Entergy's holding company for Entergy-Koch. Also contributing to the lower rate for 2006 is an IRS audit settlement that allowed Entergy to release from its tax reserves settled issues relating to 1996-1998 audit cycle.

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

2006 Compared to 2005

Following are income statement variances for Utility, Non-Utility Nuclear, Parent & Other business segments, and Entergy comparing 2006 to 2005 showing how much the line item increased or (decreased) in comparison to the prior period:

	Utility	Non-Utility Nuclear	Parent & Other	Entergy
	(In Thousands)

2005 Consolidated Net Income (Loss)	$659,760	$282,623	($44,052)	$898,331

Net revenue (operating revenue less fuel expense, purchased power, and other regulatory charges (credits) - net)	195,681	114,028	3,952	313,661
Other operation and maintenance expenses	177,725	49,264	(13,831)	213,158
Taxes other than income taxes	38,662	8,489	(1,111)	46,040
Depreciation	19,780	13,215	(1,580)	31,415
Other income	44,465	27,622	65,049	137,136
Interest charges	41,990	(3,450)	38,234	76,774
Other (including discontinued operations)	(3,146)	(6,465)	44,232	34,621
Income taxes	(72,557)	40,794	(84,477)	(116,240)

2006 Consolidated Net Income	$691,160	$309,496	$131,946	$1,132,602

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

The base revenues variance resulted primarily from increases effective October 2005 for Entergy Gulf States Louisiana for the 2004 formula rate plan filing and the annual revenue requirement related to the purchase of power from the Perryville generating station, and increases for Entergy Texas related to an incremental purchased capacity recovery rider that began in December 2005 and a transition to competition rider that began in March 2006. The Attala costs variance is due to the recovery of Attala power plant costs at Entergy Mississippi through the power management rider. The net income effect of the Attala cost recovery is partially offset by Attala costs in other operation and maintenance expenses, depreciation expense, and taxes other than income taxes.

The fuel recovery variance resulted primarily from adjustments of fuel clause recoveries for Entergy Gulf States Louisiana and increased recovery in 2006 of fuel costs from retail and special rate customers.

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

The storm cost recovery variance is due to the return earned on the interim recovery of storm-related costs at Entergy Louisiana and Entergy Gulf States Louisiana in 2006 as allowed by the LPSC. The storm cost recovery filings are discussed in Note 2 to the financial statements.

The volume/weather variance resulted from an increase of 1.7% in electricity usage primarily in the industrial sector. The increase was partially offset by the effect of less favorable weather on billed sales in the residential sector, compared to the same period in 2005, and a decrease in usage during the unbilled period.

The price applied to unbilled sales variance is due to the exclusion in 2006 of the fuel cost component in the calculation of the price applied to unbilled sales. Effective January 1, 2006, the fuel cost component is no longer included in the unbilled revenue calculation at Entergy Louisiana and Entergy Gulf States Louisiana, which is in accordance with regulatory treatment. See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" herein.

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

Non-Utility Nuclear

Net revenue increased for Non-Utility Nuclear primarily due to higher pricing in its contracts to sell power. Also contributing to the increase in revenues was increased generation in 2006 due to power uprates completed in 2005 and 2006 at certain plants and fewer refueling outages in 2006. Following are key performance measures for Non-Utility Nuclear for 2006 and 2005:

	2006	2005

Net MW in operation at December 31	4,200	4,105
Average realized price per MWh	$44.33	$42.26
GWh billed	34,847	33,641
Capacity factor for the period	95%	93%

Other Operation and Maintenance Expenses

Other operation and maintenance expenses increased for the Utility from $1,471 million in 2005 to $1,649 million in 2006 primarily due to the following:

  an increase of $52 million in payroll, payroll-related, and benefits costs;
  an increase of $20 million in nuclear costs as a result of higher NRC fees, security costs, labor-related costs, and a non-refueling plant outage at Entergy Gulf States, Inc. in February 2006;
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

Taxes Other Than Income Taxes

Taxes other than income taxes increased for the Utility from $322 million in 2005 to $361 million in 2006 primarily due to an increase in city franchise taxes in Arkansas due to a change in 2006 in the accounting for city franchise tax revenues as directed by the APSC. The change results in an increase in taxes other than income taxes with a corresponding increase in rider revenue, resulting in no effect on net income. Also contributing to the increase was higher franchise tax expense at Entergy Gulf States, Inc. as a result of higher gross revenues in 2006 and a customer refund in 2005.

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

Income Taxes

The effective income tax rates for 2006 and 2005 were 27.6% and 36.6%, respectively. The lower effective income tax rate in 2006 is primarily due to tax benefits, net of reserves, resulting from the tax capital loss recognized in connection with the liquidation of Entergy Power International Holdings, Entergy's holding company for Entergy-Koch. Also contributing to the lower rate for 2006 is an IRS audit settlement that allowed Entergy to release from its tax reserves all settled issues relating to the 1996-1998 audit cycle. See Note 3 to the financial statements for a reconciliation of the federal statutory rate of 35.0% to the effective income tax rates, and for additional discussion regarding income taxes.

Liquidity and Capital Resources

This section discusses Entergy's capital structure, capital spending plans and other uses of capital, sources of capital, and the cash flow activity presented in the cash flow statement.

Capital Structure

Entergy's capitalization is balanced between equity and debt, as shown in the following table. The increase in the debt to capital percentage from 2006 to 2007 is primarily the result of additional borrowings under Entergy Corporation's revolving credit facility, along with a decrease in shareholders' equity primarily due to repurchases of common stock. This increase in the debt to capital percentage is in line with Entergy's financial and risk management aspirations. The decrease in the debt to capital percentage from 2005 to 2006 is the result of an increase in shareholders' equity, primarily due to an increase in retained earnings, partially offset by repurchases of common stock.

	2007	2006	2005

Net debt to net capital at the end of the year	54.6%	49.4%	51.5%
Effect of subtracting cash from debt	3.0%	2.9%	1.6%
Debt to capital at the end of the year	57.6%	52.3%	53.1%

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

Long-term debt, including the currently maturing portion, makes up substantially all of Entergy's total debt outstanding. Following are Entergy's long-term debt principal maturities and estimated interest payments as of December 31, 2007. To estimate future interest payments for variable rate debt, Entergy used the rate as of December 31, 2007. The figures below include payments on the Entergy Louisiana and System Energy sale-leaseback transactions, which are included in long-term debt on the balance sheet.
Long-term debt maturities and estimated interest payments	2008	2009	2010	2011-2012	after 2012
	(In Millions)

Utility	$1,214	$610	$1,026	$1,236	$7,189
Non-Utility Nuclear	36	36	36	68	161
Parent Company and Other Business Segments	452	474	456	3,052	-
Total	$1,702	$1,120	$1,518	$4,356	$7,350

Note 5 to the financial statements provides more detail concerning long-term debt.

In August 2007, Entergy Corporation entered into a $3.5 billion, five-year credit facility, and terminated the two previously existing facilities, a $2 billion five-year revolving credit facility that was due to expire in May 2010 and a $1.5 billion three-year revolving credit facility that was due to expire in December 2008. Entergy Corporation has the ability to issue letters of credit against the total borrowing capacity of the facility. The weighted average interest rate as of December 31, 2007 was 5.524% on the drawn portion of the facility. The facility fee is currently 0.09% of the commitment amount. The facility fee and interest rate can fluctuate depending on the senior unsecured debt ratings of Entergy Corporation.

As of December 31, 2007, amounts outstanding under the $3.5 billion credit facility are:
Capacity	Borrowings	Letters of Credit	Capacity Available
(In Millions)

$3,500	$2,251	$69	$1,180

Entergy Corporation's credit facility requires it to maintain a consolidated debt ratio of 65% or less of its total capitalization. If Entergy fails to meet this ratio, or if Entergy or one of the Registrant Subsidiaries (except Entergy New Orleans) defaults on other indebtedness or is in bankruptcy or insolvency proceedings, an acceleration of the facility maturity date may occur.

Capital lease obligations, including nuclear fuel leases, are a minimal part of Entergy's overall capital structure, and are discussed further in Note 10 to the financial statements. Following are Entergy's payment obligations under those leases:

	2008	2009	2010	2011-2012	after 2012
	(In Millions)
Capital lease payments, including nuclear fuel leases	$153	$213	$2	$3	$2

Notes payable includes borrowings outstanding on credit facilities with original maturities of less than one year. Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, and Entergy Texas each had credit facilities available as of December 31, 2007 as follows (with the exception of the Entergy Texas facility, which is expected to become available in March 2008 after the fulfillment of certain closing conditions):

Company	Expiration Date	Amount of Facility	Interest Rate (a)	Amount Drawn as of Dec. 31, 2007

Entergy Arkansas	April 2008	$100 million (b)	6.75%	-
Entergy Gulf States Louisiana	August 2012	$100 million (c)	5.025%	-
Entergy Louisiana	August 2012	$200 million (d)	4.96%	-
Entergy Mississippi	May 2008	$30 million (e)	5.85%	-
Entergy Mississippi	May 2008	$20 million (e)	5.85%	-
Entergy Texas	August 2012	$100 million (f)	5.025%	-

(a)	The interest rate is the weighted average interest rate as of December 31, 2007 that would be applied to the outstanding borrowings under the facility.
(b)	The credit facility requires Entergy Arkansas to maintain a total shareholders' equity of at least 25% of its total assets.
(c)

The credit facility allows Entergy Gulf States Louisiana to issue letters of credit against the borrowing capacity of the facility. As of December 31, 2007, no letters of credit were outstanding. The credit facility requires Entergy Gulf States Louisiana to maintain a consolidated debt ratio of 65% or less of its total capitalization. Pursuant to the terms of the credit agreement, the amount of debt assumed by Entergy Texas is excluded from debt and capitalization in calculating the debt ratio.

(d)

The credit facility allows Entergy Louisiana to issue letters of credit against the borrowing capacity of the facility. As of December 31, 2007, no letters of credit were outstanding. The credit agreement requires Entergy Louisiana to maintain a consolidated debt ratio of 65% or less of its total capitalization.

(e)	Borrowings under the Entergy Mississippi credit facilities may be secured by a security interest in its accounts receivable.
(f)

The credit facility allows Entergy Texas to issue letters of credit against the borrowing capacity of the facility. As of December 31, 2007, no letters of credit were outstanding. The credit facility requires Entergy Texas to maintain a consolidated debt ratio of 65% or less of its total capitalization. Pursuant to the terms of the credit agreement, the transition bonds issued by Entergy Gulf States Reconstruction Funding I, LLC are excluded from debt and capitalization in calculating the debt ratio.

In August 2007, Entergy Gulf States, Inc. entered into a $200 million, 5-year bank credit facility, with the ability to issue letters of credit against the facility. As of December 31, 2007, the Entergy Gulf States, Inc. credit facility split into the two separate credit facilities shown above, a $100 million credit facility available to Entergy Gulf States Louisiana and a $100 million credit facility for to Entergy Texas.

Operating Lease Obligations and Guarantees of Unconsolidated Obligations

Entergy has a minimal amount of operating lease obligations and guarantees in support of unconsolidated obligations. Entergy's guarantees in support of unconsolidated obligations are not likely to have a material effect on Entergy's financial condition or results of operations. Following are Entergy's payment obligations as of December 31, 2007 on non-cancelable operating leases with a term over one year:

	2008	2009	2010	2011-2012	after 2012
	(In Millions)

Operating lease payments	$99	$139	$61	$76	$133

The operating leases are discussed more thoroughly in Note 10 to the financial statements.

Summary of Contractual Obligations of Consolidated Entities
Contractual Obligations	2008	2009-2010	2011-2012	after 2012	Total
	(In Millions)

Long-term debt (1)	$1,702	$2,638	$4,356	$7,350	$16,046
Capital lease payments (2)	$153	$215	$3	$2	$373
Operating leases (2)	$99	$200	$76	$133	$508
Purchase obligations (3)	$1,457	$2,465	$1,502	$2,930	$8,354

(1)	Includes estimated interest payments. Long-term debt is discussed in Note 5 to the financial statements.
(2)	Capital lease payments include nuclear fuel leases. Lease obligations are discussed in Note 10 to the financial statements.
(3)

Purchase obligations represent the minimum purchase obligation or cancellation charge for contractual obligations to purchase goods or services. Almost all of the total are fuel and purchased power obligations.

In addition to the contractual obligations, in 2008, Entergy expects to contribute $226 million to its pension plans and $69.6 million to other postretirement plans. Guidance pursuant to the Pension Protection Act of 2006 rules, effective for the 2008 plan year and beyond, may affect the level of Entergy's pension contributions in the future. Also in addition to the contractual obligations, Entergy has $2.122 billion of unrecognized tax benefits and interest for which the timing of payments beyond 12 months cannot be reasonably estimated due to uncertainties in the timing of effective settlement of tax positions. See Note 3 to the financial statements for additional information regarding unrecognized tax benefits.

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

Capital Expenditure Plans and Other Uses of Capital

Following are the amounts of Entergy's planned construction and other capital investments by operating segment for 2008 through 2010:

Planned construction and capital investments	2008	2009	2010
	(In Millions)

Maintenance Capital:
Utility	$864	$807	$811
Non-Utility Nuclear	78	78	78
Parent and Other	2	-	-
	944	885	889
Capital Commitments:
Utility	1,033	846	675
Non-Utility Nuclear	207	189	248
	1,240	1,035	923
Total	$2,184	$1,920	$1,812

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

  The potential construction or purchase of additional generation supply sources within the Utility's service territory through the Utility's supply plan initiative, including Entergy Louisiana's Little Gypsy Unit 3 repowering project, Entergy Arkansas' pending acquisition of the 789 MW gas-fired Ouachita power plant, each of which are discussed below, and Entergy Gulf States Louisiana's pending $66 million (including related investments) purchase of the Calcasieu plant, a 322 MW simple-cycle gas-fired power plant.
  Entergy Louisiana's Waterford 3 steam generators replacement project, which is discussed below.
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
  Environmental compliance spending, including $24 million for installation of scrubbers and low NOx burners at Entergy Arkansas' White Bluff coal plant. The project is still in the planning stages and has not been designed, but the latest conceptual cost estimate indicates Entergy Arkansas' share of the project could cost approximately $375 million, including $195 million over the 2008-2010 period. Entergy continues to review potential additional environmental spending needs and financing alternatives for any such spending, and future spending estimates could change based on the results of this continuing analysis.
  NYPA value sharing costs.

The Utility's generating capacity remains short of customer demand, and its supply plan initiative will continue to seek to transform its generation portfolio with new or repowered generation resources. Opportunities resulting from the supply plan initiative, including new projects or the exploration of alternative financing sources, could result in increases or decreases in the capital expenditure estimates given above. In addition, the planned construction and capital investments estimates shown above do not include the costs associated with the potential interconnection between Entergy Texas and ERCOT that is discussed in Note 2 to the financial statements. These potential interconnection costs are currently estimated to be approximately $1 billion. Estimated capital expenditures are also subject to periodic review and modification and may vary based on the ongoing effects of business restructuring, regulatory constraints, environmental regulations, business opportunities, market volatility, economic trends, and the ability to access capital.

In April 2007, Entergy's Non-Utility Nuclear business purchased the 798 MW Palisades nuclear energy plant located near South Haven, Michigan from Consumers Energy Company for a net cash payment of $336 million. Entergy received the plant, nuclear fuel, inventories, and other assets. The liability to decommission the plant, as well as related decommissioning trust funds, was also transferred to Entergy's Non-Utility Nuclear business. Entergy's Non-Utility Nuclear business executed a unit-contingent, 15-year purchased power agreement (PPA) with Consumers Energy for 100% of the plant's output, excluding any future uprates. Prices under the PPA range from $43.50/MWh in 2007 to $61.50/MWh in 2022, and the average price under the PPA is $51/MWh. In the first quarter 2007, the NRC renewed Palisades' operating license until 2031. Also, as part of the transaction, Entergy's Non-Utility Nuclear business assumed responsibility for spent fuel at the decommissioned Big Rock Point nuclear plant, which is located near Charlevoix, Michigan.  Palisades' financial results since April 2007 are included in Entergy's Non-Utility Nuclear business segment. See Note 15 to the financial statements herein for a discussion of the purchase price allocation and the amortization to revenue of the below-market PPA.

In April 2007, Entergy Louisiana announced that it plans to pursue the solid fuel repowering of a 538 MW unit at its Little Gypsy plant.  Petroleum coke and coal will be the unit's primary fuel sources.  In July 2007, Entergy Louisiana filed with the LPSC for approval of the repowering project, and stated that it expects to spend $1.55 billion on the project. In addition to seeking a finding that the project is in the public interest, the filing with the LPSC asks that Entergy Louisiana be allowed to recover a portion of the project's financing costs during the construction period. Hearings were held in October 2007, and the LPSC approved the certification of the project in November 2007, subject to several conditions. One of the conditions is the development and approval of a construction monitoring plan. The approval allowed Entergy Louisiana to order equipment, such as boiler and piping components, so that components can be manufactured to keep the project on schedule. A decision regarding whether to allow Entergy Louisiana to recover a portion of the project's financing costs during the construction period was deferred to Phase II of the proceedings. In December 2007, Entergy Louisiana filed testimony in the Phase II proceeding seeking financing cost recovery and proposing a procedure for synchronizing future base rate recovery by a formula rate plan or base rate filing of the project's non-fuel costs. Phase II hearings are scheduled to begin in May 2008. In December 2007, Entergy Louisiana signed a target cost contract with the engineering, procurement, and construction services contractor, and issued the contractor a notice to proceed with construction. Entergy Louisiana expects the project to be completed in 2012.

In July 2007, Entergy Arkansas announced that it had signed an agreement to purchase the Ouachita Generating Facility, a 789 MW power plant, from a subsidiary of Cogentrix Energy, Inc., for $210 million. The facility is a combined-cycle gas-fired generating facility located near the city of Sterlington in northern Louisiana. The facility entered commercial service in 2002.  Entergy Arkansas plans to invest approximately $40 million in spare parts purchases and plant improvements, and has estimated transaction costs and contingencies of $6 million. The acquisition also may require transmission upgrades in order for the facility to qualify as a network resource, which costs were recently estimated by the Independent Coordinator of Transmission for the Entergy System to be approximately $70 million, subject to additional evaluation.  The Ouachita plant will be 100 percent owned by Entergy Arkansas, and the acquisition is expected to close in 2008.  It is planned that, as part of the transaction, Entergy Gulf States Louisiana will purchase one-third of the capacity and output of the facility from Entergy Arkansas.  The purchase of the plant is contingent upon obtaining necessary approvals, including full cost recovery, from various federal and state regulatory and permitting agencies.  Entergy Arkansas filed with the APSC in September 2007 for its approval of the acquisition, including full cost recovery.  The APSC Staff and the Arkansas attorney general have supported Entergy Arkansas' acquisition of the plant, but oppose the sale of one-third of the capacity and energy to Entergy Gulf States Louisiana.  The industrial group AEEC has opposed Entergy Arkansas' purchase of the plant.  The Arkansas attorney general has opposed recovery of the non-fuel costs of the plant through a separate rider, while the APSC Staff recommended revisions to the rider. In December 2007, the APSC issued an order approving recovery through a rider of the capacity costs associated with the interim tolling agreement, which will be in effect until APSC action on the acquisition of the plant. The APSC has scheduled a hearing in April 2008 to address Entergy Arkansas' request for acquisition of the plant and concurrent cost recovery. In January 2008 the FERC issued an order authorizing the acquisition. In November 2007, Entergy Gulf States Louisiana filed a request with the LPSC for authorization to purchase one-third of the capacity and energy of the Ouachita plant during the term of the interim tolling agreement and for authorization to purchase one-third of the plant's capacity and energy on a life-of-unit basis after the plant's acquisition. In January 2008 the LPSC approved the recovery of costs associated with the interim tolling agreement. An LPSC hearing on approval of the purchase of one-third of the plant's capacity and energy on a life-of-unit basis is scheduled for June 2008.

Entergy Louisiana plans to replace the Waterford 3 steam generators, along with the reactor vessel closure head and control element drive mechanisms, in 2011.  Replacement of these components is common to pressurized water reactors throughout the nuclear industry.  The nuclear industry continues to address susceptibility to stress corrosion cracking of certain materials associated with these components within the reactor coolant system. The issue is applicable to Waterford 3 and is managed in accordance with standard industry practices and guidelines. Routine inspections of the steam generators during Waterford 3's Fall 2006 refueling outage identified degradation of certain tube spacer supports in the steam generators that required repair beyond that anticipated prior to the outage. Corrective measures were successfully implemented to permit continued operation of the steam generators. While potential future replacement of these components had been contemplated, additional steam generator tube and component degradation necessitates replacement of the steam generators as soon as reasonably achievable. The earliest the new steam generators can be manufactured and delivered for installation is 2011. A mid-cycle outage performed in 2007 supports Entergy's 2011 replacement strategy. The reactor vessel head and control element drive mechanisms will be replaced at the same time, utilizing the same reactor building construction opening that is necessary for the steam generator replacement.  Entergy Louisiana estimates that it will spend approximately $485 million on this project.

Dividends and Stock Repurchases

Declarations of dividends on Entergy's common stock are made at the discretion of the Board. Among other things, the Board evaluates the level of Entergy's common stock dividends based upon Entergy's earnings, financial strength, and future investment opportunities. At its January 2008 meeting, the Board declared a dividend of $0.75 per share, which is the same quarterly dividend per share that Entergy paid in the third and fourth quarter 2007. The prior quarterly dividend per share was $0.54. Entergy paid $507 million in 2007 and $449 million in 2006 in cash dividends on its common stock.

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

In addition to the authority to fund grant exercises, in January 2007, the Board approved a program under which Entergy is authorized to repurchase up to $1.5 billion of its common stock, which Entergy expects to complete in 2008. As of December 31, 2007, $997 million of share repurchases have been made pursuant to this program. In January 2008, the Board authorized an incremental $500 million share repurchase program to enable Entergy to consider opportunistic purchases in response to equity market conditions. Entergy's financial aspirations following the consummation of the planned Non-Utility Nuclear spin-off include a potential new share repurchase program targeted at $2.5 billion. The amount of this potential program to follow completion of the spin-off is expected to be reduced by the amount of repurchases made pursuant to the January 2008 incremental program.

The amount of repurchases may vary as a result of material changes in business results or capital spending or new investment opportunities.

The Board had previously approved a program under which Entergy was authorized to repurchase up to $1.5 billion of its common stock through 2006. Entergy completed this program in the fourth quarter 2006.

Entergy New Orleans Debtor-in-Possession Credit Facility

On September 26, 2005, Entergy New Orleans, as borrower, and Entergy Corporation, as lender, entered into a debtor-in-possession credit facility to provide funding to Entergy New Orleans during its business restoration efforts. The credit facility provided for up to $200 million in loans. The interest rate on borrowings under the credit facility was the average interest rate of borrowings outstanding under Entergy Corporation's revolving credit facility. With the confirmation of Entergy New Orleans' plan of reorganization in May 2007, Entergy New Orleans repaid to Entergy Corporation, in full, in cash, the $67 million of outstanding borrowings under the debtor-in-possession credit facility.

Sources of Capital

Entergy's sources to meet its capital requirements and to fund potential investments include:

  internally generated funds;
  cash on hand ($1.27 billion as of December 31, 2007);
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

Provisions within the Articles of Incorporation or pertinent indentures and various other agreements relating to the long-term debt and preferred stock of certain of Entergy Corporation's subsidiaries restrict the payment of cash dividends or other distributions on their common and preferred stock. As of December 31, 2007, Entergy Arkansas and Entergy Mississippi had restricted retained earnings unavailable for distribution to Entergy Corporation of $396.4 million and $121.6 million, respectively. All debt and common and preferred equity issuances by the Registrant Subsidiaries require prior regulatory approval and their preferred equity and debt issuances are also subject to issuance tests set forth in corporate charters, bond indentures, and other agreements. The Registrant Subsidiaries have sufficient capacity under these tests to meet foreseeable capital needs.

The FERC has jurisdiction over authorizing securities issuances by the Utility operating companies and System Energy (except securities with maturities longer than one year issued by Entergy Arkansas and Entergy New Orleans, which are subject to the jurisdiction of the APSC and the City Council, respectively). No approvals are necessary for Entergy Corporation to issue securities. The FERC has issued orders (FERC Short-Term Orders) approving the short-term borrowing limits of the Utility operating companies and System Energy through March 31, 2008 (except Entergy New Orleans, which is effective through May 4, 2009, and Entergy Gulf States Louisiana and Entergy Texas, which are effective through November 8, 2009). In January 2008, Entergy filed an application with the FERC to extend the authorization period for its current short-term borrowing limits and money pool borrowing arrangement until March 2010 (except for Entergy Gulf States Louisiana and Entergy Texas). Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy Texas, and System Energy have obtained long-term financing authorization from the FERC, and Entergy Arkansas has obtained long-term financing authorization from the APSC. The long-term securities issuances of Entergy New Orleans are limited to amounts authorized by the City Council, and it intends to file a request during 2008 for renewal of its authority. In addition to borrowings from commercial banks, the FERC Short-Term Orders authorized the Registrant Subsidiaries to continue as participants in the Entergy System money pool. The money pool is an intercompany borrowing arrangement designed to reduce Entergy's subsidiaries' dependence on external short-term borrowings. Borrowings from the money pool and external short-term borrowings combined may not exceed authorized limits. As of December 31, 2007, Entergy's subsidiaries' aggregate money pool and external short-term borrowings authorized limit was $2.1 billion, the aggregate outstanding borrowing from the money pool was $346.1 million, and Entergy's subsidiaries had no outstanding short-term borrowings from external sources. See Note 4 to the financial statements for further discussion of Entergy's short-term borrowing limits.

Cash Flow Activity

As shown in Entergy's Statements of Cash Flows, cash flows for the years ended December 31, 2007, 2006, and 2005 were as follows:
	2007	2006	2005
	(In Millions)

Cash and cash equivalents at beginning of period	$1,016	$583	$620

Effect of reconsolidating Entergy New Orleans in 2007	17	-	-

Effect of deconsolidating Entergy New Orleans in 2005	-	-	(8)

Cash flow provided by (used in):
Operating activities	2,560	3,448	1,468
Investing activities	(2,098)	(1,928)	(1,992)
Financing activities	(222)	(1,084)	496
Effect of exchange rates on cash and cash equivalents	-	(3)	(1)
Net increase (decrease) in cash and cash equivalents	240	433	(29)

Cash and cash equivalents at end of period	$1,273	$1,016	$583

Operating Cash Flow Activity

2007 Compared to 2006

Entergy's cash flow provided by operating activities decreased by $888 million in 2007 compared to 2006. Following are cash flows from operating activities by segment:
  Utility provided $1,809 million in cash from operating activities in 2007 compared to providing $2,592 million in 2006, primarily due to decreased collection of fuel costs, the catch-up in receivable collections in 2006 due to delays caused by the hurricanes in 2005, and the receipt of an income tax refund in 2006 compared to income tax payments being made in 2007, partially offset by the receipt of $181 million of Community Development Block Grant funds by Entergy New Orleans in 2007, significant storm restoration spending in 2006, and a decrease of $118 million in the amount of pension funding payments in 2007.
  Non-Utility Nuclear provided $880 million in cash from operating activities in 2007 compared to providing $833 million in 2006. The increase is due to the cash flows attributable to higher net revenue, offset by the receipt of income tax refunds in 2006, compared to income tax payments being made in 2007, and spending associated with four refueling outages in 2007 compared to two in 2006.
  Parent & Other used $87 million in cash in operating activities in 2007 compared to providing $116 million in 2006, primarily due to the receipt of $96 million in dividends from Entergy-Koch in 2006 and an increase in interest payments in 2007 by Entergy Corporation.

2006 Compared to 2005

Entergy's cash flow provided by operating activities increased by $1,980 million in 2006 compared to 2005 primarily due to the following activity:

  Utility provided $2,592 million in cash from operating activities in 2006 compared to providing $964 million in 2005 primarily due to increased recovery of fuel costs, the receipt of an income tax refund (discussed below), a decrease in storm restoration spending, and the effect in 2005 of a $90 million refund paid to customers in Louisiana, partially offset by an increase of $136 million in pension funding payments.

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

Investing Activities

2007 Compared to 2006

Net cash used in investing activities increased by $170 million in 2007 compared to 2006. The following activity is notable in comparing 2007 to 2006:

  Construction expenditures were $55 million lower in 2007 than in 2006, primarily due to a decrease of $44 million in Non-Utility Nuclear spending.
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
  Entergy Mississippi purchased the Attala power plant in January 2006 and Entergy Louisiana purchased the Perryville power plant in June 2005.
  Liquidation of other temporary investments net of purchases provided $188 million in 2005. Entergy had no activity in other temporary investments in 2006.
  The Utility used $390 million in 2005 for other regulatory investments as a result of fuel cost under-recovery. See Note 1 to the financial statements for discussion of the accounting treatment of these fuel cost under-recoveries.

Financing Activities

2007 Compared to 2006

Net cash used in financing activities decreased by $862 million in 2007 compared to 2006. The following activity is notable in comparing 2007 to 2006:

  Entergy Corporation increased the net borrowings under its credit facility by $1,431 million in 2007, compared to increasing the net borrowings under its credit facilities by $35 million in 2006. See Note 4 to the financial statements for a description of the Entergy Corporation credit facility.
  A subsidiary of Entergy Texas issued $329.5 million of securitization bonds in June 2007. See Note 5 to the financial statements for additional information regarding the securitization bonds.
  Entergy Mississippi redeemed $100 million of first mortgage bonds in 2007 and issued $100 million of first mortgage bonds in 2006.
  Entergy Corporation repurchased $1,216 million of its common stock in 2007, and repurchased $584 million of its common stock in 2006.
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

State and Local Rate Regulation and Fuel-Cost Recovery

The rates that the Utility operating companies and System Energy charge for their services significantly influence Entergy's financial position, results of operations, and liquidity. These companies are regulated and the rates charged to their customers are determined in regulatory proceedings. Governmental agencies, including the APSC, the City Council, the LPSC, the MPSC, the PUCT, and the FERC, are primarily responsible for approval of the rates charged to customers. Following is a summary of base rate and related proceedings, and proceedings involving Hurricane Katrina and Hurricane Rita cost recovery. These proceedings are discussed in more detail in Note 2 to the financial statements.

Company	Authorized ROE	Pending Proceedings/Events

Entergy Arkansas	9.9%
  In August 2006, Entergy Arkansas filed with the APSC a request for a change in base rates. Entergy Arkansas requested a general base rate increase (using an ROE of 11.25%), which it subsequently adjusted to a request for a $106.5 million annual increase. In June 2007, after hearings on the filing, the APSC ordered Entergy Arkansas to reduce its annual rates by $5 million, and set a return on common equity of 9.9% with a hypothetical common equity level lower than Entergy Arkansas' actual capital structure. The base rate change was implemented August 29, 2007, effective for bills rendered after June 15, 2007. Entergy Arkansas has appealed the rate case order.
  Base rates at the previous level had been in effect since 1998.

Entergy Texas	10.95%
  Base rates are currently set at rates approved by the PUCT in June 1999.
  Entergy Texas made a rate filing in September 2007 with the PUCT requesting an annual rate increase totaling $107.5 million, including a base rate increase of $64.3 million and special riders totaling $43.2 million. The base rate increase includes $12.2 million for the storm damage reserve. Entergy Texas is requesting an 11% return on common equity. In December 2007 the PUCT issued an order setting September 26, 2008 as the effective date for the rate change from the rate filing. The hearing on the rate case is scheduled for May 2008.
  Legislation enacted in June 2005 allowed Entergy Texas to file for rate relief through riders for incremental capacity costs (IPCR) and transition costs. In December 2005, the PUCT approved the recovery of $18 million annual capacity costs, subject to reconciliation from September 2005. In January 2008, an agreement was filed with the PUCT to increase the IPCR to $21 million and to add a surcharge for $10.3 million of under-recovered costs, which the PUCT approved. In June 2006, the PUCT approved a settlement in the transition to competition (TTC) cost recovery case, allowing Entergy Texas to recover $14.5 million per year in TTC costs over a 15-year period.
  On June 29, 2007, Entergy Gulf States Reconstruction Funding I, LLC, a company wholly-owned and consolidated by Entergy Texas, issued $329.5 million of senior secured transition (securitization) bonds. Entergy Texas began cost recovery through a transition charge in July 2007, and the transition charge is expected to remain in place over a 15-year period.

28
Entergy Gulf States Louisiana	9.9%-11.4%
  A three-year formula rate plan is in place with an ROE mid-point of 10.65% for the initial three-year term of the plan. Entergy Gulf States Louisiana made its first formula rate plan (FRP) filing in June 2005 for the 2004 test year.
  On December 13, 2007, the LPSC Staff issued a final report on Entergy Gulf States Louisiana's FRP filing for the 2006 test year, indicating a $1.6 million decrease in revenues for which interim rates were already in effect. In addition the Staff recommended that the LPSC agree to a one-year extension of the FRP to synchronize with the final year of Entergy Louisiana's FRP, or alternatively extend for a longer period. Entergy Gulf States Louisiana indicated it is amenable to a one-year extension. An uncontested stipulated settlement was filed in February 2008 that will leave the current base rates in place.
  In August 2007, the LPSC approved $187 million as the balance of storm restoration costs for recovery and established $87 million as a reserve for future storms, both to be securitized in the same amounts. In May 2006, Entergy Gulf States Louisiana completed the $6 million interim recovery of storm costs through the fuel adjustment clause pursuant to an LPSC order. Beginning in September 2006, interim recovery shifted to the FRP at the rate of $0.85 million per month. Interim recovery and carrying charges will continue until the securitization process is complete.

29
Entergy Louisiana	9.45%- 11.05%
  A three-year formula rate plan is in place with an ROE mid-point of 10.25% for the initial three-year term of the plan. Entergy Louisiana made its first formula rate plan (FRP) filing under this plan in May 2006 based on a 2005 test year.
  Entergy Louisiana continues to seek resolution of its 2006 and 2005 test year FRP filings. A hearing on the 2006 test year filing is scheduled for August 2008.
  The 2005 test year filing made in May 2006 indicated a 9.45% ROE, which is within the allowed bandwidth. Rates were implemented on September 28, 2006 subject to refund consisting of $119 million for deferred and ongoing capacity costs and $24 million for interim storm cost recovery. This increase reflects certain adjustments proposed by the LPSC Staff with which Entergy Louisiana agrees.
  The 2006 test year filing made in May 2007 indicated a 7.6% ROE. On September 27, 2007, Entergy Louisiana implemented an $18.4 million increase, subject to refund, $23.8 million representing a 60% adjustment to reach the bottom of the FRP band, net of $5.4 million for reduced capacity costs. The LPSC will allow Entergy Louisiana to defer the difference between the $39.8 million requested for unrecovered fixed costs for extraordinary customer losses associated with Hurricane Katrina and the $23.8 million 60% adjustment as a regulatory asset, pending ultimate LPSC resolution of the 2006 FRP filing.
  On October 29, 2007, Entergy Louisiana implemented a $7.1 million FRP decrease which is primarily due to the reclassification of certain franchise fees from base rates to collection via a line item on customers' bills pursuant to a LPSC order.
  In August 2007, the LPSC approved $545 million as the balance of storm restoration costs for recovery and established $152 million as a reserve for future storms, both to be securitized in the same amounts. In April 2006, Entergy Louisiana completed the $14 million interim recovery of storm costs through the fuel adjustment clause pursuant to an LPSC order. Beginning in September 2006, interim recovery shifted to the FRP at the rate of $2 million per month. Interim recovery and carrying charges will continue until the securitization process is complete.

30
Entergy Mississippi	9.46%- 12.24%
  An annual formula rate plan (FRP) is in place. The FRP allows Entergy Mississippi's earned ROE to increase or decrease within a bandwidth with no change in rates; earnings outside the bandwidth are allocated 50% to customers and 50% to Entergy Mississippi, but on a prospective basis only. The plan also provides for performance incentives that can increase or decrease the benchmark ROE by as much as 100 basis points.
  The MPSC approved a joint stipulation between Entergy Mississippi and the Mississippi Public Utilities Staff on June 6, 2007, calling for a $10.5 million increase effective with July billings for Entergy Mississippi's 2006 test year FRP filing.
  In December 2005, the MPSC approved the purchase of the Attala power plant and ordered interim recovery. In October 2006, the MPSC approved Entergy Mississippi's filing to revise the Power Management Rider Schedule to extend beyond 2006 recovery of Entergy Mississippi's Attala costs. In December 2006, the MPSC approved Entergy Mississippi's request to increase several fees (connect, reconnect, late payment and returned check) effective January 1, 2007.
  The Mississippi Development Corporation, an entity created by the state, issued securitization bonds. Entergy Mississippi received proceeds in the amount of $48 million on May 31, 2007, reflecting recovery of $8 million of storm restoration costs and $40 million to increase Entergy Mississippi's storm reserve. To service the bonds, Entergy Mississippi is collecting a system restoration charge on behalf of the state and remitting collections to the state. In October 2006, Entergy Mississippi received $81 million in CDBG funding, pursuant to MPSC orders approving recovery of $89 million storm restoration costs.

31
Entergy New Orleans	10.75% -Electric; 10.75% -Gas
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
  In October 2006, the City Council approved a settlement agreement that resolves Entergy New Orleans' rate and storm-related rider filings by providing for phased-in rate increases, while taking into account with respect to storm restoration costs the anticipated receipt of CDBG funding. The settlement provides for a 0% increase in electric base rates through December 2007, with a $3.9 million increase implemented in January 2008. Recovery of all Grand Gulf costs through the fuel adjustment clause will continue. Gas base rates increased by $4.75 million in November 2006 and increased by additional $1.5 million in March 2007 and an additional $4.75 million in November 2007. The settlement calls for Entergy New Orleans to file a base rate case by July 31, 2008.
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
  In January 2008, Entergy New Orleans voluntarily implemented a 6.15% base rate credit for electric customers, which Entergy New Orleans estimates will return $10.6 million to electric customers in 2008. Entergy New Orleans was able to implement this credit because the recovery of New Orleans after Hurricane Katrina has been occurring faster than expected.
  In April 2007, Entergy New Orleans executed an agreement with the Louisiana Office of Community Development under which $200 million of CDBG funds will be made available to Entergy New Orleans. Entergy New Orleans has received $180.8 million of the funds as of December 31, 2007, and under the agreement with the OCD, Entergy New Orleans expects to receive the remainder as it incurs and submits additional eligible costs.

System Energy	10.94%	ROE approved by July 2001 FERC order. No cases pending before the FERC.

In addition to the regulatory scrutiny connected with base rate proceedings, the Utility operating companies' fuel and purchased power costs recovered from customers are subject to regulatory scrutiny. The Utility operating companies' significant fuel and purchased power cost proceedings are described in Note 2 to the financial statements.

Federal Regulation

The FERC regulates wholesale rates (including Entergy Utility intrasystem energy exchanges pursuant to the System Agreement) and interstate transmission of electricity, as well as rates for System Energy's sales of capacity and energy from Grand Gulf to Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans pursuant to the Unit Power Sales Agreement.

System Agreement Proceedings

Production Cost Equalization Proceeding Commenced by the LPSC

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

In June 2005, the FERC issued a decision in the System Agreement litigation that had been commenced by the LPSC, and essentially affirmed its decision in a December 2005 order on rehearing. The FERC decision concluded, among other things, that:

  The System Agreement no longer roughly equalizes total production costs among the Utility operating companies.
  In order to reach rough production cost equalization, the FERC will impose a bandwidth remedy by which each company's total annual production costs will have to be within +/- 11% of Entergy System average total annual production costs.
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
  The remedy ordered by FERC calls for no refunds and became effective based on calendar year 2006 production costs and the first potential reallocation payments were made in 2007.

The FERC's decision reallocates total production costs of the Utility operating companies whose relative total production costs expressed as a percentage of Entergy System average production costs are outside an upper or lower bandwidth. This will be accomplished by payments from Utility operating companies whose production costs are more than 11% below Entergy System average production costs to Utility operating companies whose production costs are more than the Entergy System average production cost, with payments going first to those Utility operating companies whose total production costs are farthest above the Entergy System average.

Assessing the potential effects of the FERC's decision requires assumptions regarding the future total production cost of each Utility operating company, which assumptions include the mix of solid fuel and gas-fired generation available to each company and the costs of natural gas and purchased power.  Entergy Louisiana, Entergy Gulf States Louisiana, Entergy Texas, and Entergy Mississippi are more dependent upon gas-fired generation sources than Entergy Arkansas or Entergy New Orleans. Of these, Entergy Arkansas is the least dependent upon gas-fired generation sources.  Therefore, increases in natural gas prices likely will increase the amount by which Entergy Arkansas' total production costs are below the average total production costs of the Utility operating companies.

The LPSC, APSC, MPSC, and the AEEC have appealed the FERC decision to the Court of Appeals for the D.C. Circuit. Entergy and the City of New Orleans intervened in the various appeals. The D.C. Circuit held oral argument on the appeals in November 2007.

Entergy's Utility Operating Companies' Compliance Filing

In April 2006, the Utility operating companies filed with the FERC their compliance filing to implement the provisions of the FERC's decision. The filing amended the System Agreement to provide for the calculation of production costs, average production costs, and payments/receipts among the Utility operating companies to the extent required to maintain rough production cost equalization pursuant to the FERC's decision. The FERC accepted the compliance filing in November 2006, with limited modifications. The Utility operating companies filed a revised compliance plan in December 2006 implementing the provisions of the FERC's November order. In accordance with the FERC's order, the first payments/receipts were based on calendar year 2006 production costs, with the payments/receipts among the affected Utility operating companies made in seven monthly installments commencing in June 2007.

Various parties filed requests for rehearing of the FERC's order accepting the compliance filing. Among other things, the LPSC requested rehearing of the FERC's decision to have the first payments commence in June 2007, rather than earlier; to not require interest on the unpaid balance, and the FERC's decision with regard to the re-pricing of energy from the Vidalia hydroelectric project for purposes of calculating production cost disparities. Various Arkansas parties requested rehearing of the FERC's decision (1) to require payments be made over seven months, rather than 12; (2) on the application of the +/- 11% bandwidth; and (3) the FERC's decision to reject various accounting allocations proposed by the Utility operating companies. In April 2007, the FERC denied the requests for rehearing, with one exception regarding the issue of retrospective refunds. That issue will be addressed subsequent to the remanded proceeding involving the interruptible load decision discussed further below in this section under "Interruptible Load Proceeding." The LPSC appealed the decision to the D.C. Circuit Court of Appeals, and the Utility operating companies and the APSC intervened in that appeal.

Rough Production Cost Equalization Rates

In May 2007 Entergy filed with the FERC the rates to implement the FERC's orders in the System Agreement proceeding. The filing shows the following payments/receipts among the Utility operating companies for 2007, based on calendar year 2006 production costs, commencing for service in June 2007, are necessary to achieve rough production cost equalization as defined by the FERC's orders:
Payments or (Receipts)
(In Millions)

Entergy Arkansas	$252
Entergy Gulf States Louisiana (includes ($30) million related to Entergy Texas)	($120)
Entergy Louisiana	($91)
Entergy Mississippi	($41)
Entergy New Orleans	$0
Entergy Texas	($30)

Several parties intervened in the rate proceeding at the FERC, including the APSC, the MPSC, the Council, and the LPSC, which have also filed protests. The PUCT also intervened. Certain Entergy Arkansas wholesale customers also intervened, raising issues regarding whether the bandwidth payments are properly reflected in the wholesale rate that Entergy Arkansas charges. The APSC, the MPSC, and the Council asked the FERC to confirm that the FERC did not intend to preempt a retail regulator from undertaking an independent prudence review of the production costs in setting retail rates, or ask the FERC to set the rough production cost equalization payments/receipts for hearing to allow the retail regulators the opportunity to evaluate the prudence of the underlying production costs. In July 2007, the FERC accepted the proposed rates for filing, allowed them to go into effect as of June 1, 2007, subject to refund, and set the filing, including the calculation and underlying production costs, for hearing and settlement procedures. Settlement procedures have been terminated, and the proceeding is set for hearing in May 2008.

Intervenors in the proceeding filed testimony on February 4, 2008 responding to the Utility operating companies' initial direct testimony.  In its testimony, the LPSC argues that Entergy Arkansas was imprudent for failing to exercise a right of first refusal to repurchase up to 180 MW of the Independence plant in 1996 when Entergy Arkansas was offered the power by Entergy Power.  According to the LPSC, Entergy Arkansas' failure to exercise this option has resulted in Entergy Arkansas' 2006 production costs being approximately $29 million higher than they otherwise would have been.  Another intervenor, AmerenUE, argues that its current wholesale power contract with Entergy Arkansas, pursuant to which Entergy Arkansas sells power to AmerenUE, does not permit Entergy Arkansas to flow through to AmerenUE any portion of Entergy Arkansas' bandwidth payment.  According to AmerenUE, Entergy Arkansas has sought to collect from AmerenUE approximately $14.5 million of the 2007 Entergy Arkansas bandwidth payment.  The AmerenUE contract is scheduled to expire in August 2009. In addition to these allegations, several intervenors, including the LPSC, the FERC Staff, and the APSC have proposed various accounting changes designed to alter the allocation of costs among the Utility operating companies for purposes of calculating each Utility operating company's production costs.  The Utility operating companies' rebuttal testimony is due April 28, 2008.

Entergy Arkansas paid $36 million per month to Entergy Gulf States, Entergy Louisiana, and Entergy Mississippi for seven months, beginning in June 2007. Management believes that any changes in the allocation of production costs resulting from the FERC's decision and related retail proceedings should result in similar rate changes for retail customers. The APSC has approved a production cost allocation rider for recovery from customers of the retail portion of the costs allocated to Entergy Arkansas, but set a termination date of December 31, 2008 for the rider. In December 2007, the APSC issued a subsequent order stating the production cost allocation rider will remain in effect, and any future termination of the rider will be subject to eighteen months advance notice by the APSC, which would occur following notice and hearing.

Based on the FERC's April 27, 2007 order on rehearing that is discussed above, in the second quarter 2007 Entergy Arkansas recorded accounts payable and Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, and Entergy Texas recorded accounts receivable to reflect the rough production cost equalization payments and receipts required to implement the FERC's remedy based on calendar year 2006 production costs. Entergy Arkansas recorded a corresponding regulatory asset for its right to collect the payments from its customers, and Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, and Entergy Texas recorded corresponding regulatory liabilities for their obligations to pass the receipts on to their customers. The regulatory asset and liabilities are shown as "System Agreement cost equalization" on the respective balance sheets.

The liabilities and assets for the preliminary estimate of the payments and receipts required to implement the FERC's remedy based on calendar year 2007 production costs were recorded in December 2007, after all production costs for 2007 had been incurred.  The preliminary estimate was recorded based on the following estimate of the payments/receipts among the Utility operating companies for 2008, based on calendar year 2007 production costs:

Payments or (Receipts)
(In Millions)

Entergy Arkansas	$268
Entergy Gulf States Louisiana	($147)
Entergy Louisiana	($46)
Entergy Mississippi	$0
Entergy New Orleans	($5)
Entergy Texas	($70)

The actual payments/receipts for 2008, based on calendar year 2007 production costs, will not be calculated until the Utility operating companies' FERC Form 1s have been filed. The level of any payments and receipts is significantly affected by a number of factors, including, among others, weather, the price of alternative fuels, the operating characteristics of the Entergy System generating fleet, and multiple factors affecting the calculation of the non-fuel related revenue requirement components of the total production costs, such as plant investment.

The Utility operating companies had also filed with the FERC certain proposed modifications to the rough production cost equalization calculation. The FERC rejected certain of the proposed modifications, accepted certain of the proposed modifications without further proceedings, and set two of the proposed modifications for hearing and settlement procedures. Settlement discussions are ongoing in one of the proceedings. Settlement procedures were terminated in the second proceeding that involves changes to the functionalization of costs to the production function and a hearing in that proceeding is currently scheduled for March 2008.

In April 2007, the LPSC filed a complaint with the FERC in which it sought to have the FERC order the following modifications to Entergy's rough production costs equalization calculation: (1) elimination of interruptible loads from the methodology used to allocate demand-related capacity costs; and (2) change of the method used to re-price energy from the Vidalia hydroelectric project for purposes of calculating production cost disparities. Entergy filed an intervention and protest in this proceeding. In May 2007 the FERC denied the LPSC's complaint. The LPSC has requested rehearing, and FERC consideration of that request is still pending.

APSC Complaint at the FERC

In June 2006 the APSC filed a complaint with the FERC against Entergy Services as the representative of Entergy Corporation and the Utility operating companies, pursuant to Sections 205, 206 and 207 of the Federal Power Act (FPA). The APSC complaint states, "the purpose of the complaint is to institute an investigation into the prudence of Entergy's practices affecting the wholesale rates that flow through its System Agreement." The complaint requests, among other things, that the FERC disallow any costs found to be imprudent, with a refund effective date to be set at the earliest possible time. The APSC requested that the FERC investigate several specific areas, including issues related to Entergy's transmission system. Several parties have intervened in the proceeding, including the MPSC, the LPSC, and the City Council.

In June 2007 the FERC denied the APSC's complaint on the basis that it was premature. The FERC found that the Utility operating companies' annual rough production cost equalization filing is the appropriate proceeding for the retail regulators to raise prudence issues. Regarding transmission, the FERC found that the FERC has recently implemented reforms related to transmission. If those reforms are inadequate to address the APSC's concerns, then it can renew its complaint. The City Council asked for rehearing or clarification of this order to confirm that the FERC did not intend to preempt a retail regulator from undertaking an independent prudence review of the production costs in setting retail rates. The FERC denied the request in December 2007, reiterating its conclusion that the annual rough production cost equalization filing is the appropriate proceeding for the retail regulators to raise prudence issues.

Interruptible Load Proceeding

In April 2007 the U.S. Court of Appeals for the D.C. Circuit issued its opinion in the LPSC's appeal of the FERC's March 2004 and April 2005 orders related to the treatment under the System Agreement of the Utility operating companies' interruptible loads.  In its opinion, the D.C. Circuit concluded that the FERC (1) acted arbitrarily and capriciously by allowing the Utility operating companies to phase-in the effects of the elimination of the interruptible load over a 12-month period of time; (2) failed to adequately explain why refunds could not be ordered under Section 206(c) of the Federal Power Act; and (3) exercised appropriately its discretion to defer addressing the cost of sulfur dioxide allowances until a later time.  The D.C. Circuit remanded the matter to the FERC for a more considered determination on the issue of refunds. The FERC issued its order on remand in September 2007, in which it directs Entergy to make a compliance filing removing all interruptible load from the computation of peak load responsibility commencing April 1, 2004 and to issue any necessary refunds to reflect this change. In addition, the order directs the Utility operating companies to make refunds for the period May 1995 through July 1996. Entergy, the APSC, the MPSC, and the City Council have requested rehearing of the FERC's order on remand. The FERC granted the Utility operating companies' request to delay the payment of refunds for the period May 1995 through July 1996 until 30 days following a FERC order on rehearing.

Entergy Arkansas Notice of Termination of System Agreement Participation and Related APSC Investigation

Citing its concerns that the benefits of its continued participation in the current form of the System Agreement have been seriously eroded, in December 2005, Entergy Arkansas submitted its notice that it will terminate its participation in the current System Agreement effective ninety-six (96) months from the date of the notice or such earlier date as authorized by the FERC. Entergy Arkansas indicated, however, that a properly structured replacement agreement could be a viable alternative. The APSC had previously commenced an investigation, in 2004, into whether Entergy Arkansas' continued participation in the System Agreement is in the best interests of its customers. More than once in the investigation proceeding Entergy Arkansas and its president, Hugh McDonald, have filed testimony with the APSC in response to requests by the APSC. In addition, Mr. McDonald has appeared before the APSC on more than one occasion at public hearings for questioning. In December 2007, the APSC ordered Mr. McDonald to file testimony each month with the APSC detailing progress toward development of successor arrangements, beginning in March 2008.

The APSC had also previously commenced investigations concerning Entergy Louisiana's Vidalia purchased power contract and Entergy Louisiana's then pending acquisition of the Perryville power plant. Entergy Arkansas has provided information to the APSC in these investigations and no further activity has occurred in them.

Entergy Mississippi Notice of Termination of System Agreement Participation

In October 2007 the MPSC issued a letter confirming its belief that Entergy Mississippi should exit the System Agreement in light of the recent developments involving the System Agreement. The MPSC letter also requested that Entergy Mississippi advise the MPSC regarding the status of the Utility operating companies' effort to develop successor arrangements to the System Agreement and advise the MPSC regarding Entergy Mississippi's position with respect to withdrawal from the System Agreement. In November 2007, pursuant to the provisions of the System Agreement, Entergy Mississippi provided its written notice to terminate its participation in the System Agreement effective ninety-six (96) months from the date of the notice or such earlier date as authorized by the FERC.

LPSC and City Council Action Related to the Entergy Arkansas and Entergy Mississippi Notices of Termination

In light of the notices of Entergy Arkansas and Entergy Mississippi to terminate participation in the current System Agreement, in January 2008 the LPSC unanimously voted to direct the LPSC Staff to begin evaluating the potential for a new agreement. Likewise, the New Orleans City Council opened a docket to gather information on progress towards a successor agreement.

LPSC System Agreement Complaint at the FERC

On December 18, 2006, the LPSC filed a complaint requesting the FERC "immediately institute a proceeding to determine whether, and on what terms, [Entergy Arkansas] may withdraw" from the System Agreement. The complaint alleges that "safeguards must be adopted to ensure that the remaining operating companies and their customers are protected from adverse effects of the termination attempt of [Entergy Arkansas]." The LPSC requests that the FERC (1) investigate the effect that Entergy Arkansas' notice of termination will have on the rates, charges, and billings under the System Agreement and the capacity and production costs of the remaining Utility operating companies and adopt remedies that are just and reasonable; and (2) provide for the continuation of the bandwidth payments by Entergy Arkansas, require Entergy Arkansas to provide "generating capacity or wholesale power contracts to Entergy Louisiana and Entergy Gulf States-Louisiana sufficient to satisfy the rough production cost equalization requirements established in the System Agreement orders," or require "hold harmless protection be put in place to prevent any harm to [Entergy Louisiana] and [Entergy Gulf States-Louisiana] as a result of the impact of [Entergy Arkansas'] termination." The LPSC complaint further urges the FERC to find that "Entergy controls the actions of [Entergy Arkansas] and is responsible for and liable for any damages caused and remedies required due to [Entergy Arkansas'] termination." The Utility operating companies filed a response to the LPSC complaint on January 31, 2007, explaining that the System Agreement explicitly provides each Utility operating company the unilateral right to terminate its participation in the System Agreement upon 96 months written notice to the other Utility operating companies. This right is absolute and unambiguous and is not conditioned or limited in any way, as the LPSC's complaint would suggest. The unilateral right to terminate has been in the System Agreement at least since 1973 and the agreement has been litigated before the FERC by the LPSC on numerous occasions. At no point has the LPSC raised this issue nor has the FERC determined the termination provision to be unjust or unreasonable.

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

Calcasieu Generating Facility Acquisition

In conjunction with the application of Entergy Gulf States Louisiana and Calcasieu Power, LLC seeking FERC approval of Entergy Gulf States Louisiana's acquisition of the Calcasieu Generating Facility, the Utility operating companies filed a Petition for Declaratory Order requesting that the FERC find either (1) that in those circumstances where a resource to be acquired or constructed has been determined by Entergy's Operating Committee to be a resource devoted to serving Entergy System load and has been approved by the applicable retail regulator, the cost of such resource shall be reflected in the rough production cost equalization calculation; or (2) that Entergy Gulf States Louisiana's acquisition of the Calcasieu facility is prudent and the costs are properly reflected in the rough production cost equalization calculation.  The APSC, LPSC, MPSC, City Council, and several other parties intervened in the proceeding, with the APSC, LPSC, and City Council filing protests.  In July 2007 the FERC denied the application for a declaratory order. The FERC concluded that (1) the circumstances surrounding resource acquisition on the Entergy System were not of sufficient "local interest" to warrant the FERC deferring to the findings of the applicable regulator; and (2) with respect to the alternative request for relief, consistent with its prior precedent, the FERC would not "entertain the issue of the prudence of a purchase until such time as the purchaser passes on the cost of the purchase to its customers." In a subsequent order issued in November 2007, the FERC approved Entergy Gulf States Louisiana's acquisition of the plant.

Independent Coordinator of Transmission

In 2000, the FERC issued an order encouraging utilities to voluntarily place their transmission facilities under the control of independent RTOs (regional transmission organizations). Delays in implementing the FERC RTO order occurred due to a variety of reasons, including the fact that utility companies, other stakeholders, and federal and state regulators have had to work to resolve various issues related to the establishment of such RTOs.

In November 2006, after nearly a decade of effort, including filings, orders, technical conferences, and proceedings at the FERC, the Utility operating companies installed the Southwest Power Pool (SPP) as their Independent Coordinator of Transmission (ICT). The installation does not transfer control of Entergy's transmission system to the ICT, but rather vests with the ICT responsibility for:

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

After the FERC issued its April 2006 order approving the ICT proposal, the Utility operating companies made a series of compliance filings with the FERC that were protested by various parties. The FERC has accepted the compliance filings and denied various requests for rehearing, although appeals of the FERC's ICT orders are currently pending in the U.S. Court of Appeals for the D.C. Circuit. As stated above, SPP was installed as the ICT in November 2006.

In October 2006 the Utility operating companies filed revisions to their Open Access Transmission Tariff ("OATT") with the FERC to establish a mechanism to recover from their wholesale transmission customers the (1) costs incurred to develop or join an RTO and to develop the ICT; and (2) on-going costs that will be incurred under the ICT agreement. Several parties intervened opposing the proposed tariff revisions. In December 2006 the FERC accepted for filing Entergy's proposed tariff revisions, and set them for hearing and settlement procedures. In its Order, the FERC concluded that each of the Utility operating companies "should be allowed the opportunity to recover its start up costs associated with its formation of the ICT and its participation in prior failed attempts to form an RTO," and also that the proposed tariffs raised issues of fact that are more properly addressed through hearing and settlement procedures. In June 2007 the Utility operating companies reached a settlement-in-principle with the parties to the proceeding and the FERC approved the settlement in November 2007.

In the FERC's April 2006 order that approved Entergy's ICT proposal, the FERC stated that the weekly procurement process (WPP) must be operational within approximately 14 months of the FERC order, or June 24, 2007, or the FERC may reevaluate all approvals to proceed with the ICT.  The Utility operating companies have been working with the ICT and a software vendor to develop the software and systems necessary to implement the WPP. The Utility operating companies also filed with the FERC in April 2007 a request to make certain corrections and limited modifications to the current WPP tariff provisions. The Utility operating companies have filed status reports with the FERC notifying the FERC that, due to unexpected issues with the development of the WPP software and testing, the WPP is still not operational. The Utility operating companies filed a revised tariff with the FERC on January 31, 2008 to address issues identified during the testing of the WPP. The Utility operating companies have requested the FERC to rule on the proposed amendments by April 30, 2008 and allow them to go into effect May 11, 2008, following which the WPP would be expected to become operational.

In March 2004, the APSC initiated a proceeding to review Entergy's proposal and compare the benefits of such a proposal to the alternative of Entergy joining the SPP RTO. The APSC sought comments from all interested parties on this issue. Various parties, including the APSC General Staff, filed comments opposing the ICT proposal. A public hearing has not been scheduled by the APSC at this time, although Entergy Arkansas has responded to various APSC data requests. In May 2004, Entergy Mississippi filed a petition for review with the MPSC requesting MPSC support for the ICT proposal. A hearing in that proceeding was held in August 2004, and the MPSC has taken no further action. Entergy New Orleans appeared before the Utility Committee of the City Council in June 2005 to provide information on the ICT proposal, and the Council has taken no further action. Entergy Louisiana and Entergy Gulf States Louisiana filed an application with the LPSC requesting that the LPSC find that the ICT proposal is a prudent and appropriate course of action. A hearing in the LPSC proceeding on the ICT proposal was held in October 2005, and the LPSC voted to approve the ICT proposal in July 2006.

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

Interconnection Orders

The Utility operating companies (except Entergy New Orleans) have been parties to several proceedings before the FERC in which independent generation entities (GenCos) seek refunds of monies that the GenCos had previously paid to the Entergy companies for facilities necessary to connect the GenCos' generation facilities to Entergy's transmission system. As of December 31, 2007, the Utility operating companies' obligation resulting from the FERC's decisions to grant the GenCos refunds is approximately $105.4 million, including $26.7 million at Entergy Arkansas, $20.2 million at Entergy Louisiana, $39.9 million at Entergy Mississippi and $18.6 million at Entergy Texas.

To the extent the Utility operating companies have been ordered to provide refunds, or may in the future be ordered to provide additional refunds, the majority of these costs will qualify for inclusion in the Utility operating companies' rates. The recovery of these costs is not automatic, however, especially at the retail level, where the majority of the cost recovery would occur. With respect to the facilities for which the FERC has ordered refunds, the ICT recently completed a report evaluating the classification of facilities that have produced the refunds. The Utility operating companies are reviewing the report and will make appropriate filings with the FERC to implement the ICT's reclassifications, which could reduce the amount of refunds not yet credited against transmission charges.

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

  The commodity price risk associated with the sale of electricity by Entergy's Non-Utility Nuclear business.
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
	2008	2009	2010	2011	2012
Non-Utility Nuclear:
Percent of planned generation sold forward:
Unit-contingent	51%	48%	31%	29%	16%
Unit-contingent with guarantee of availability (1)	36%	35%	28%	14%	7%
Firm liquidated damages	5%	0%	0%	0%	0%
Total	92%	83%	59%	43%	23%
Planned generation (TWh)	41	41	40	41	41
Average contracted price per MWh (2)	$54	$61	$58	$55	$51

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

(2)

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

Non-Utility Nuclear's purchase of the FitzPatrick and Indian Point 3 plants from NYPA included value sharing agreements with NYPA. In October 2007, Non-Utility Nuclear and NYPA amended and restated the value sharing agreements to clarify and amend certain provisions of the original terms. Under the amended value sharing agreements, Non-Utility Nuclear will make annual payments to NYPA based on the generation output of the Indian Point 3 and FitzPatrick plants from January 2007 through December 2014. Non-Utility Nuclear will pay NYPA $6.59 per MWh for power sold from Indian Point 3, up to an annual cap of $48 million, and $3.91 per MWh for power sold from FitzPatrick, up to an annual cap of $24 million. The annual payment for each year is due by January 15 of the following year, with the payment for year 2007 output due on January 15, 2008. If Entergy or an Entergy affiliate ceases to own the plants, then, after January 2009, the annual payment obligation terminates for generation after the date that Entergy ownership ceases.

Non-Utility Nuclear will record its liability for payments to NYPA as power is generated and sold by Indian Point 3 and FitzPatrick. Non-Utility Nuclear recorded a $72 million liability for generation through December 31, 2007. An amount equal to the liability will be recorded to the plant asset account as contingent purchase price consideration for the plants. This amount will be depreciated over the expected remaining useful life of the plants.

Some of the agreements to sell the power produced by Entergy's Non-Utility Nuclear power plants contain provisions that require an Entergy subsidiary to provide collateral to secure its obligations under the agreements. The Entergy subsidiary will be required to provide collateral based upon the difference between the current market and contracted power prices in the regions where Non-Utility Nuclear sells power. The primary form of collateral to satisfy these requirements would be an Entergy Corporation guaranty.  Cash and letters of credit are also acceptable forms of collateral.  At December 31, 2007, based on power prices at that time, Entergy had in place as collateral $702 million of Entergy Corporation guarantees for wholesale transactions, including $63 million of guarantees that support letters of credit. The assurance requirement associated with Non-Utility Nuclear is estimated to increase by an amount up to $294 million if gas prices increase $1 per MMBtu in both the short- and long-term markets. In the event of a decrease in Entergy Corporation's credit rating to below investment grade, Entergy will be required to replace Entergy Corporation guarantees with cash or letters of credit under some of the agreements.

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

	2008	2009	2010	2011	2012
Non-Utility Nuclear:
Percent of capacity sold forward:
Bundled capacity and energy contracts	27%	26%	26%	26%	19%
Capacity contracts	59%	34%	16%	9%	2%
Total	86%	60%	42%	35%	21%
Planned net MW in operation	4,998	4,998	4,998	4,998	4,998
Average capacity contract price per kW per month	$1.8	$1.7	$2.5	$3.1	$3.5
Blended Capacity and Energy (based on revenues)
% of planned generation and capacity sold forward	89%	78%	51%	35%	17%
Average contract revenue per MWh	$56	$62	$59	$56	$52

As of December 31, 2007, approximately 96% of Non-Utility Nuclear's counterparty exposure from energy and capacity contracts is with counterparties with public investment grade credit ratings.

Central States Compact Claim

The Low-Level Radioactive Waste Policy Act of 1980 holds each state responsible for disposal of low-level radioactive waste originating in that state, but allows states to participate in regional compacts to fulfill their responsibilities jointly.  Arkansas and Louisiana participate in the Central Interstate Low-Level Radioactive Waste Compact (Central States Compact or Compact).  Commencing in early 1988, Entergy Arkansas, Entergy Gulf States, Inc. and Entergy Louisiana made a series of contributions to the Central States Compact to fund the Central States Compact's development of a low-level radioactive waste disposal facility to be located in Boyd County, Nebraska.  In December 1998, Nebraska, the host state for the proposed Central States Compact disposal facility, denied the compact's license application for the proposed disposal facility.  Several parties, including the commission that governs the compact (the Compact Commission), filed a lawsuit against Nebraska seeking damages resulting from Nebraska's denial of the proposed facility's license.  After a trial, the U.S. District Court concluded that Nebraska violated its good faith obligations regarding the proposed waste disposal facility and rendered a judgment against Nebraska in the amount of $151 million.  In August 2004, Nebraska agreed to pay the Compact $141 million in settlement of the judgment. In July 2005, the

Compact Commission decided to distribute a substantial portion of the proceeds from the settlement to the nuclear power generators that had contributed funding for the Boyd County facility, including Entergy Arkansas, Entergy Gulf States, Inc. and Entergy Louisiana. On August 1, 2005, Nebraska paid $145 million, including interest, to the Compact, and the Compact distributed from the settlement proceeds $23.6 million to Entergy Arkansas, $19.9 million to Entergy Gulf States, Inc., and $19.4 million to Entergy Louisiana.  The proceeds contributed $28.7 million in pre-tax income in 2005.

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
  Timing - In projecting decommissioning costs, two assumptions must be made to estimate the timing of plant decommissioning. First, the date of the plant's retirement must be estimated. The expiration of the plant's operating license is typically used for this purpose, but the assumption may be made that the plant's license will be renewed and operate for some time beyond the original license term. Second, an assumption must be made whether decommissioning will begin immediately upon plant retirement, or whether the plant will be held in "safestore" status for later decommissioning, as permitted by applicable regulations. While the effect of these assumptions cannot be determined with precision, assuming either license renewal or use of a "safestore" status can possibly change the present value of these obligations. Future revisions to appropriately reflect changes needed to the estimate of decommissioning costs will affect net income, only to the extent that the estimate of any reduction in the liability exceeds the amount of the undepreciated asset retirement cost at the date of the revision, for unregulated portions of Entergy's business. Any increases in the liability recorded due to such changes are capitalized and depreciated over the asset's remaining economic life in accordance with SFAS 143.
  Spent Fuel Disposal - Federal regulations require the DOE to provide a permanent repository for the storage of spent nuclear fuel, and legislation has been passed by Congress to develop this repository at Yucca Mountain, Nevada. Until this site is available, however, nuclear plant operators must provide for interim spent fuel storage on the nuclear plant site, which can require the construction and maintenance of dry cask storage sites or other facilities. The costs of developing and maintaining these facilities can have a significant effect (as much as 16% of estimated decommissioning costs). Entergy's decommissioning studies may include cost estimates for spent fuel storage. However, these estimates could change in the future based on the timing of the opening of the Yucca Mountain facility, the schedule for shipments to that facility when it is opened, or other factors. Entergy is pursuing damages claims against the DOE for its failure to pick up spent fuel timely.

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

In the fourth quarter of 2007, Entergy's Non-Utility Nuclear business recorded an increase of $100 million in decommissioning liabilities for certain of its plants as a result of revised decommissioning cost studies. The revised estimates resulted in the recognition of a $100 million asset retirement obligation asset that will be depreciated over the remaining life of the units.

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

In the first quarter of 2005, Entergy's Non-Utility Nuclear business recorded a reduction of $26.0 million in its decommissioning cost liability in conjunction with a new decommissioning cost study as a result of revised decommissioning costs and changes in assumptions regarding the timing of the decommissioning of a plant. The revised estimate resulted in miscellaneous income of $26.0 million ($15.8 million net-of-tax), reflecting the excess of the reduction in the liability over the amount of undepreciated assets retirement cost recorded at the time of adoption of SFAS 143.

Unbilled Revenue

As discussed in Note 1 to the financial statements, Entergy records an estimate of the revenues earned for energy delivered since the latest customer billing. Each month the estimated unbilled revenue amounts are recorded as revenue and a receivable, and the prior month's estimate is reversed. The difference between the estimate of the unbilled receivable at the beginning of the period and the end of the period is the amount of unbilled revenue recognized during the period. The estimate recorded is primarily based upon an estimate of customer usage during the unbilled period and the billed price to customers in that month, including fuel price. Therefore, revenue recognized may be affected by the estimated price and usage at the beginning and end of each period and fuel price fluctuations, in addition to changes in certain components of the calculation. Effective January 1, 2006, Entergy Louisiana and Entergy Gulf States Louisiana reclassified the fuel component of unbilled accounts receivable to deferred fuel and will no longer include the fuel component in the unbilled calculation, which is in accordance with regulatory treatment.

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

In selecting an assumed discount rate to calculate benefit obligations, Entergy reviews market yields on high-quality corporate debt and matches these rates with Entergy's projected stream of benefit payments. Based on recent market trends, Entergy increased its discount rate used to calculate benefit obligations from 6.0% in 2006 to 6.50% in 2007. Entergy's assumed discount rate used to calculate the 2005 benefit obligations was 5.90%. Entergy reviews actual recent cost trends and projected future trends in establishing health care cost trend rates. Based on this review, Entergy's health care cost trend rate assumption used in calculating the December 31, 2007 accumulated postretirement benefit obligation was a 9% increase in health care costs in 2008 gradually decreasing each successive year, until it reaches a 4.75% annual increase in health care costs in 2013 and beyond.

In determining its expected long-term rate of return on plan assets, Entergy reviews past long-term performance, asset allocations, and long-term inflation assumptions. Entergy targets an asset allocation for its pension plan assets of roughly 65% equity securities, 31% fixed-income securities and 4% other investments. The target allocation for Entergy's other postretirement benefit assets is 51% equity securities and 49% fixed-income securities. Entergy's expected long-term rate of return on pension plan and non-taxable other postretirement assets used were 8.5% in 2007, 2006 and 2005. Entergy's expected long-term rate of return on taxable other postretirement assets were 6% in 2007 and 5.5% in 2006 and 2005. The assumed rate of increase in future compensation levels used to calculate benefit obligations was 4.23 % in 2007 and 3.25% in 2006 and 2005.

Cost Sensitivity

The following chart reflects the sensitivity of qualified pension cost to changes in certain actuarial assumptions (dollars in thousands):

Actuarial Assumption	Change in Assumption	Impact on 2007 Qualified Pension Cost	Impact on Qualified Projected Benefit Obligation
	Increase/(Decrease)

Discount rate	(0.25%)	$12,119	$104,641
Rate of return on plan assets	(0.25%)	$6,018	-
Rate of increase in compensation	0.25%	$5,900	$29,945

The following chart reflects the sensitivity of postretirement benefit cost to changes in certain actuarial assumptions (dollars in thousands):

Actuarial Assumption	Change in Assumption	Impact on 2007 Postretirement Benefit Cost	Impact on Accumulated Postretirement Benefit Obligation
	Increase/(Decrease)

Health care cost trend	0.25%	$5,471	$27,561
Discount rate	(0.25%)	$3,649	$32,751

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

Costs and Funding

In 2007, Entergy's total qualified pension cost was $135.9 million. Entergy anticipates 2008 qualified pension cost to decrease to $99 million due to an increase in the discount rate (from 6.00% to 6.50%) and 2007 actual return on plan assets greater than 8.5%. Pension funding was $177 million for 2007. Entergy's contributions to the pension trust are currently estimated to be $226 million in 2008. Guidance pursuant to the Pension Protection Act of 2006 rules, effective for the 2008 plan year and beyond, may affect the level of Entergy's pension contributions in the future.

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

Total postretirement health care and life insurance benefit costs for Entergy in 2007 were $89.6 million, including $26 million in savings due to the estimated effect of future Medicare Part D subsidies. Entergy expects 2008 postretirement health care and life insurance benefit costs to be $93.4 million. This includes a projected $24.7 million in savings due to the estimated effect of future Medicare Part D subsidies. Entergy expects to contribute $69.6 million in 2008 to its other postretirement plans.

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

New Accounting Pronouncements

In September 2006 the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" (SFAS 157), which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 generally does not require any new fair value measurements. However, in some cases, the application of SFAS 157 in the future may change Entergy's practice for measuring and disclosing fair values under other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for Entergy in the first quarter 2008 and will be applied prospectively. Entergy does not expect the application of SFAS 157 to materially affect its financial position, results of operations, or cash flows.

In February 2007 the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS 159). SFAS 159 provides an option for companies to select certain financial assets and liabilities to be accounted for at fair value with changes in the fair value of those assets or liabilities being reported through earnings. The intent of the standard is to mitigate volatility in reported earnings caused by the application of the more complicated fair value hedging accounting rules. Under SFAS 159, companies can select existing assets or liabilities for this fair value option concurrent with the effective date of January 1, 2008 for companies with fiscal years ending December 31 or can select future assets or liabilities as they are acquired or entered into. Entergy does not expect that the adoption of this standard will have a material effect on its financial position, results of operations, or cash flows.

The FASB issued Statement of Financial Accounting Standards No. 141(R), "Business Combinations" (SFAS 141(R)) during the fourth quarter 2007. The significant provisions of SFAS 141R are that: (i) assets, liabilities and non-controlling (minority) interests will be measured at fair market value; (ii) costs associated with the acquisition such as transaction-related costs or restructuring costs will be separately recorded from the acquisition and expensed as incurred; (iii) any excess of fair market value of the assets, liabilities and minority interests acquired over the fair market value of the purchase price will be recognized as a bargain purchase and a gain recorded at the acquisition date; and (iv) contractual contingencies resulting in potential future assets or liabilities will be recorded at fair market value at the date of acquisition. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply SFAS 141(R) before that date.

The FASB issued Statement of Financial Accounting Standards No. 160, "Noncontrolling Interests in Consolidated Financial Statements" (SFAS 160) during the fourth quarter 2007. SFAS 160 enhances disclosures surrounding minority interests in the balance sheet, income statement and statement of comprehensive income. SFAS 160 will also require a parent to record a gain or loss when a subsidiary in which it retains a minority interest is deconsolidated from the parent company. SFAS 160 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply SFAS 160 before that date.

In April 2007 the FASB issued Staff Position No. 39-1, "Amendment of FASB Interpretation No. 39" (FSP FIN 39-1).  FSP FIN 39-1 allows an entity to offset the fair value of a receivable or payable against the fair value of a derivative that is executed with the same counterparty under a master netting arrangement.  This guidance becomes effective for fiscal years beginning after November 15, 2007.  Entergy does not expect these provisions to have a material effect on it its financial position.

ENTERGY CORPORATION AND SUBSIDIARIES
SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON

	2007	2006	2005	2004	2003
	(In Thousands, Except Percentages and Per Share Amounts)

Operating revenues	$11,484,398	$10,932,158	$10,106,247	$9,685,521	$9,032,714
Income from continuing operations	$1,134,849	$1,133,098	$943,125	$909,565	$804,273	(1)
Earnings per share from continuing operations:
Basic	$5.77	$5.46	$4.49	$4.01	$3.55
Diluted	$5.60	$5.36	$4.40	$3.93	$3.48
Dividends declared per share	$2.58	$2.16	$2.16	$1.89	$1.60
Return on common equity	14.13%	14.21%	11.20%	10.70%	11.21%
Book value per share, year-end	$40.71	$40.45	$37.31	$38.25	$38.02
Total assets	$33,643,002	$31,082,731	$30,857,657	$28,310,777	$28,527,388
Long-term obligations (2)	$9,948,573	$8,996,620	$9,013,448	$7,180,291	$7,497,690

(1) Before cumulative effect of accounting changes.
(2) Includes long-term debt (excluding currently maturing debt), preferred stock with sinking fund, and noncurrent capital lease obligations.

	2007	2006	2005	2004	2003
	(Dollars In Millions)
Utility Electric Operating Revenues:
Residential	$3,228	$3,193	$2,912	$2,842	$2,683
Commercial	2,413	2,318	2,041	2,045	1,882
Industrial	2,545	2,630	2,419	2,311	2,082
Governmental	221	155	141	200	195
Total retail	8,407	8,296	7,513	7,398	6,842
Sales for resale (1)	393	612	656	390	371
Other	246	155	278	145	184
Total	$9,046	$9,063	$8,447	$7,933	$7,397
Utility Billed Electric Energy Sales (GWh):
Residential	33,281	31,665	31,569	32,897	32,817
Commercial	27,408	25,079	24,401	26,468	25,863
Industrial	38,985	38,339	37,615	40,293	38,637
Governmental	2,339	1,580	1,568	2,568	2,651
Total retail	102,013	96,663	95,153	102,226	99,968
Sales for resale (1)	6,145	10,803	11,459	8,623	9,248
Total	108,158	107,466	106,612	110,849	109,216

Non-Utility Nuclear:
Operating Revenues	$2,030	$1,545	$1,422	$1,342	$1,275
Billed Electric Energy Sales (GWh)	37,570	34,847	33,641	32,613	32,409

(1) Includes sales to Entergy New Orleans, which was deconsolidated in 2006 and 2005. See Note 18 to the financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Entergy Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Entergy Corporation and Subsidiaries (the "Corporation") as of December 31, 2007 and 2006, and the related consolidated statements of income; of retained earnings, comprehensive income, and paid-in capital; and of cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Entergy Corporation and Subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Corporation's internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2008 expressed an unqualified opinion on the Corporation's internal control over financial reporting.

DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 28, 2008

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2007	2006	2005
	(In Thousands, Except Share Data)

OPERATING REVENUES
Electric	$9,046,301	$9,063,135	$8,446,830
Natural gas	206,073	84,230	77,660
Competitive businesses	2,232,024	1,784,793	1,581,757
TOTAL	11,484,398	10,932,158	10,106,247

OPERATING EXPENSES
Operating and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	2,934,833	3,144,073	2,176,015
Purchased power	1,986,950	2,138,237	2,521,247
Nuclear refueling outage expenses	180,971	169,567	162,653
Other operation and maintenance	2,649,654	2,335,364	2,122,206
Decommissioning	167,898	145,884	143,121
Taxes other than income taxes	489,058	428,561	382,521
Depreciation and amortization	963,712	887,792	856,377
Other regulatory charges (credits) - net	54,954	(122,680)	(49,882)
TOTAL	9,428,030	9,126,798	8,314,258

OPERATING INCOME	2,056,368	1,805,360	1,791,989

OTHER INCOME
Allowance for equity funds used during construction	42,742	39,894	45,736
Interest and dividend income	233,997	198,835	150,479
Equity in earnings of unconsolidated equity affiliates	3,176	93,744	985
Miscellaneous - net	(24,860)	16,114	14,251
TOTAL	255,055	348,587	211,451

INTEREST AND OTHER CHARGES
Interest on long-term debt	506,089	498,451	440,334
Other interest - net	155,995	75,502	64,646
Allowance for borrowed funds used during construction	(25,032)	(23,931)	(29,376)
Preferred dividend requirements and other	25,105	27,783	25,427
TOTAL	662,157	577,805	501,031

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,649,266	1,576,142	1,502,409

Income taxes	514,417	443,044	559,284

INCOME FROM CONTINUING OPERATIONS	1,134,849	1,133,098	943,125

LOSS FROM DISCONTINUED OPERATIONS (net of income tax expense
(benefit) of $67 and ($24,051), respectively)	-	(496)	(44,794)

CONSOLIDATED NET INCOME	$1,134,849	$1,132,602	$898,331

Basic earnings (loss) per average common share:
Continuing operations	$5.77	$5.46	$4.49
Discontinued operations	-	-	($0.21)
Basic earnings per average common share	$5.77	$5.46	$4.27
Diluted earnings (loss) per average common share:
Continuing operations	$5.60	$5.36	$4.40
Discontinued operations	-	-	($0.21)
Diluted earnings per average common share	$5.60	$5.36	$4.19
Dividends declared per common share	$2.58	$2.16	$2.16

Basic average number of common shares outstanding	196,572,945	207,456,838	210,141,887
Diluted average number of common shares outstanding	202,780,283	211,452,455	214,441,362

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2007	2006	2005
	(In Thousands)

OPERATING ACTIVITIES
Consolidated net income	$1,134,849	$1,132,602	$898,331
Adjustments to reconcile consolidated net income to net cash flow provided by operating activities:
Reserve for regulatory adjustments	(15,574)	36,352	(82,033)
Other regulatory charges (credits) - net	54,954	(122,680)	(49,882)
Depreciation, amortization, and decommissioning	1,131,610	1,035,153	1,001,852
Deferred income taxes, investment tax credits, and non-current taxes accrued	476,241	738,643	487,804
Equity in earnings (loss) of unconsolidated equity affiliates - net of dividends	(3,176)	4,436	4,315
Provisions for asset impairments and restructuring charges	-	-	39,767
Changes in working capital:
Receivables	(62,646)	408,042	(367,351)
Fuel inventory	(10,445)	13,097	(83,125)
Accounts payable	(103,048)	(83,884)	303,194
Taxes accrued	(187,324)	(835)	(33,306)
Interest accrued	11,785	5,975	15,133
Deferred fuel	912	582,947	(236,801)
Other working capital accounts	(73,269)	64,479	(45,653)
Provision for estimated losses and reserves	(59,292)	39,822	(3,704)
Changes in other regulatory assets	254,736	(127,305)	(311,934)
Other	9,457	(279,005)	(68,799)
Net cash flow provided by operating activities	2,559,770	3,447,839	1,467,808

INVESTING ACTIVITIES
Construction/capital expenditures	(1,578,030)	(1,633,268)	(1,458,086)
Allowance for equity funds used during construction	42,742	39,894	45,736
Nuclear fuel purchases	(408,732)	(326,248)	(314,414)
Proceeds from sale/leaseback of nuclear fuel	169,066	135,190	184,403
Proceeds from sale of assets and businesses	13,063	77,159	-
Payment for purchase of plant	(336,211)	(88,199)	(162,075)
Insurance proceeds received for property damages	83,104	18,828	-
Decrease in other investments	41,720	(6,353)	9,905
Purchases of other temporary investments	-	-	(1,591,025)
Liquidation of other temporary investments	-	-	1,778,975
Proceeds from nuclear decommissioning trust fund sales	1,583,584	777,584	944,253
Investment in nuclear decommissioning trust funds	(1,708,764)	(884,123)	(1,039,824)
Other regulatory investments	-	(38,037)	(390,456)
Net cash flow used in investing activities	(2,098,458)	(1,927,573)	(1,992,608)

See Notes to Financial Statements.

54

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2007	2006	2005
	(In Thousands)

FINANCING ACTIVITIES
Proceeds from the issuance of:
Long-term debt	2,866,136	1,837,713	4,302,570
Preferred equity	10,000	73,354	127,995
Common stock and treasury stock	78,830	70,455	106,068
Retirement of long-term debt	(1,369,945)	(1,804,373)	(2,689,206)
Repurchase of common stock	(1,215,578)	(584,193)	(878,188)
Redemption of preferred stock	(57,827)	(183,881)	(33,719)
Changes in credit line borrowings - net	-	(15,000)	39,850
Dividends paid:
Common stock	(507,327)	(448,954)	(453,508)
Preferred equity	(25,875)	(28,848)	(25,472)
Net cash flow provided by (used in) financing activities	(221,586)	(1,083,727)	496,390

Effect of exchange rates on cash and cash equivalents	30	(3,207)	(602)

Net increase (decrease) in cash and cash equivalents	239,756	433,332	(29,012)

Cash and cash equivalents at beginning of period	1,016,152	582,820	619,786

Effect of the reconsolidation of Entergy New Orleans on cash and cash equivalents	17,093	-	-

Effect of the deconsolidation of Entergy New Orleans on cash and cash equivalents	-	-	(7,954)

Cash and cash equivalents at end of period	$1,273,001	$1,016,152	$582,820

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period for:
Interest - net of amount capitalized	$611,197	$514,189	$461,345
Income taxes	$376,808	($147,435)	$116,072

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS

	December 31,
	2007	2006
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$145,925	$117,379
Temporary cash investments - at cost,
which approximates market	1,127,076	898,773
Total cash and cash equivalents	1,273,001	1,016,152
Note receivable - Entergy New Orleans DIP loan	-	51,934
Notes receivable	161	699
Accounts receivable:
Customer	610,724	552,376
Allowance for doubtful accounts	(25,789)	(19,348)
Other	303,060	345,400
Accrued unbilled revenues	288,076	249,165
Total accounts receivable	1,176,071	1,127,593
Accumulated deferred income taxes	38,117	11,680
Fuel inventory - at average cost	208,584	193,098
Materials and supplies - at average cost	692,376	604,998
Deferred nuclear refueling outage costs	172,936	147,521
System agreement cost equalization	268,000	-
Prepayments and other	129,001	171,759
TOTAL	3,958,247	3,325,434

OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity	78,992	229,089
Decommissioning trust funds	3,307,636	2,858,523
Non-utility property - at cost (less accumulated depreciation)	220,204	212,726
Other	82,563	47,115
TOTAL	3,689,395	3,347,453

PROPERTY, PLANT AND EQUIPMENT
Electric	32,959,022	30,713,284
Property under capital lease	740,095	730,182
Natural gas	300,767	92,787
Construction work in progress	1,054,833	786,147
Nuclear fuel under capital lease	361,502	336,017
Nuclear fuel	665,620	494,759
TOTAL PROPERTY, PLANT AND EQUIPMENT	36,081,839	33,153,176
Less - accumulated depreciation and amortization	15,107,569	13,715,099
PROPERTY, PLANT AND EQUIPMENT - NET	20,974,270	19,438,077

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
SFAS 109 regulatory asset - net	595,743	740,110
Other regulatory assets	2,971,399	2,768,352
Deferred fuel costs	168,122	168,122
Long-term receivables	7,714	19,349
Goodwill	377,172	377,172
Other	900,940	898,662
TOTAL	5,021,090	4,971,767

TOTAL ASSETS	$33,643,002	$31,082,731

See Notes to Financial Statements.

56

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY

	December 31,
	2007	2006
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$996,757	$181,576
Notes payable	25,037	25,039
Accounts payable	1,031,300	1,122,596
Customer deposits	291,171	248,031
Taxes accrued	-	187,324
Interest accrued	187,968	160,831
Deferred fuel costs	54,947	73,031
Obligations under capital leases	152,615	153,246
Pension and other postretirement liabilities	34,795	41,912
System agreement cost equalization	268,000	-
Other	214,164	271,544
TOTAL	3,256,754	2,465,130

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	6,379,679	5,820,700
Accumulated deferred investment tax credits	343,539	358,550
Obligations under capital leases	220,438	188,033
Other regulatory liabilities	490,323	449,237
Decommissioning and asset retirement cost liabilities	2,489,061	2,023,846
Transition to competition	-	79,098
Accumulated provisions	133,406	88,902
Pension and other postretirement liabilities	1,361,326	1,410,433
Long-term debt	9,728,135	8,798,087
Preferred stock with sinking fund	-	10,500
Other	1,066,508	847,415
TOTAL	22,212,415	20,074,801

Commitments and Contingencies

Preferred stock without sinking fund	311,162	344,913

SHAREHOLDERS' EQUITY
Common stock, $.01 par value, authorized 500,000,000
shares; issued 248,174,087 shares in 2007 and in 2006	2,482	2,482
Paid-in capital	4,850,769	4,827,265
Retained earnings	6,735,965	6,113,042
Accumulated other comprehensive income (loss)	8,320	(100,512)
Less - treasury stock, at cost (55,053,847 shares in 2007 and
45,506,311 shares in 2006)	3,734,865	2,644,390
TOTAL	7,862,671	8,197,887

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$33,643,002	$31,082,731

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS, COMPREHENSIVE INCOME, AND PAID-IN CAPITAL

	For the Years Ended December 31,
	2007		2006		2005
	(In Thousands)

RETAINED EARNINGS

Retained Earnings - Beginning of period	$6,113,042		$5,433,931		$4,989,826

Add:
Consolidated net income	1,134,849	$1,134,849	1,132,602	$1,132,602	898,331	$898,331
Adjustment related to FIN 48 implementation	(4,600)		-		-
Total	1,130,249		1,132,602		898,331

Deduct:
Dividends declared on common stock	507,326		448,572		453,657
Capital stock and other expenses	-		4,919		569
Total	507,326		453,491		454,226

Retained Earnings - End of period	$6,735,965		$6,113,042		$5,433,931

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance at beginning of period:
Accumulated derivative instrument fair value changes	($105,578)		($392,614)		($141,411)

Pension and other postretirement liabilities	(105,909)		-		-

Net unrealized investment gains	104,551		67,923		51,915

Foreign currency translation	6,424		3,217		2,615

Minimum pension liability	-		(22,345)		(6,572)
Total	(100,512)		(343,819)		(93,453)

Net derivative instrument fair value changes
arising during the period (net of tax expense (benefit) of $57,185, $187,462 and ($159,236))	93,038	93,038	287,036	287,036	(251,203)	(251,203)

Pension and other postretirement liabilities (net of tax expense (benefit) of $29,994 and ($92,419))	(1,236)	(1,236)	(75,805)	-	-	-

Net unrealized investment gains (net of tax expense of $23,562, $28,428, and $10,573)	17,060	17,060	36,628	36,628	16,008	16,008

Foreign currency translation (net of tax expense (benefit) of ($16), $1,122, and $211)	(30)	(30)	3,207	3,207	602	602

Minimum pension liability (net of tax benefit of ($5,911), and ($9,176))	-	-	(7,759)	(7,759)	(15,773)	(15,773)

Balance at end of period:
Accumulated derivative instrument fair value changes	(12,540)		(105,578)		(392,614)

Pension and other postretirement liabilities	(107,145)		(105,909)		-

Net unrealized investment gains	121,611		104,551		67,923

Foreign currency translation	6,394		6,424		3,217

Minimum pension liability	-		-		(22,345)
Total	$8,320		($100,512)		($343,819)
Comprehensive Income		$1,243,681		$1,451,714		$647,965

PAID-IN CAPITAL

Paid-in Capital - Beginning of period	$4,827,265		$4,817,637		$4,835,375

Add (Deduct):
Issuance of equity units	-		-		(39,904)
Common stock issuances related to stock plans	23,504		9,628		22,166

Paid-in Capital - End of period	$4,850,769		$4,827,265		$4,817,637

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

The accompanying consolidated financial statements include the accounts of Entergy Corporation and its direct and indirect subsidiaries. As required by generally accepted accounting principles, all significant intercompany transactions have been eliminated in the consolidated financial statements. Entergy's Registrant Subsidiaries (Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy) also include their separate financial statements in this Form 10-K because those companies have securities registered with the SEC. The Registrant Subsidiaries and many other Entergy subsidiaries maintain accounts in accordance with FERC and other regulatory guidelines. Certain previously reported amounts have been reclassified to conform to current classifications, with no effect on net income or shareholders' equity.

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

Revenues and Fuel Costs

Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, and Entergy Texas generate, transmit, and distribute electric power primarily to retail customers in Arkansas, Louisiana, Louisiana, Mississippi, and Texas, respectively. Entergy Gulf States Louisiana also distributes gas to retail customers in and around Baton Rouge, Louisiana. Entergy New Orleans sells both electric power and gas to retail customers in the City of New Orleans, except for Algiers, where Entergy Louisiana is the electric power supplier. Entergy's Non-Utility Nuclear segment derives almost all of its revenue from sales of electric power generated by plants owned by the Non-Utility Nuclear segment.

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

Entergy's Utility operating companies' rate schedules include either fuel adjustment clauses or fixed fuel factors, which allow either current recovery in billings to customers or deferral of fuel costs until the costs are billed to customers. Because the fuel adjustment clause mechanism allows monthly adjustments to recover fuel costs, Entergy New Orleans and, prior to 2006, Entergy Louisiana and Entergy Gulf States Louisiana include a component of fuel cost recovery in their unbilled revenue calculations. Effective January 1, 2006, however, for Entergy

Louisiana and Entergy Gulf States Louisiana this fuel component of unbilled accounts receivable was reclassified to a deferred fuel asset and is no longer included in the unbilled revenue calculations, which is in accordance with regulatory treatment. Where the fuel component of revenues is billed based on a pre-determined fuel cost (fixed fuel factor), the fuel factor remains in effect until changed as part of a general rate case, fuel reconciliation, or fixed fuel factor filing. Entergy Mississippi's fuel factor includes an energy cost rider that is adjusted quarterly. In the case of Entergy Arkansas and Entergy Texas, a portion of their fuel under-recoveries is treated in the cash flow statements as regulatory investments because those companies are allowed by their regulatory jurisdictions to recover the fuel cost regulatory asset over longer than a twelve-month period, and the companies earn a carrying charge on the under-recovered balances.

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

Property, Plant, and Equipment

Property, plant, and equipment is stated at original cost. Depreciation is computed on the straight-line basis at rates based on the applicable estimated service lives of the various classes of property. For the Utility operating companies and System Energy, the original cost of plant retired or removed, less salvage, is charged to accumulated depreciation. Normal maintenance, repairs, and minor replacement costs are charged to operating expenses. Substantially all of the Utility operating companies' and System Energy's plant is subject to mortgage liens.

Electric plant includes the portions of Grand Gulf and Waterford 3 that have been sold and leased back. For financial reporting purposes, these sale and leaseback arrangements are reflected as financing transactions.

Net property, plant, and equipment for Entergy (including property under capital lease and associated accumulated amortization) by business segment and functional category, as of December 31, 2007 and 2006, is shown below:

2007	Entergy	Utility	Non-Utility Nuclear	All Other
	(In Millions)
Production
Nuclear	$8,031	$5,654	$2,377	$-
Other	1,571	1,364	-	207
Transmission	2,569	2,539	30	-
Distribution	5,206	5,206	-	-
Other	1,626	1,341	254	31
Construction work in progress	1,060	859	192	9
Nuclear fuel (leased and owned)	911	400	511	-
Property, plant, and equipment - net	$20,974	$17,363	$3,364	$247

2006	Entergy	Utility	Non-Utility Nuclear	All Other
	(In Millions)
Production
Nuclear	$7,558	$5,835	$1,723	$-
Other	1,610	1,373	-	237
Transmission	2,500	2,500	-	-
Distribution	5,041	5,041	-	-
Other	1,113	1,111	-	2
Construction work in progress	786	602	175	9
Nuclear fuel (leased and owned)	830	476	354	-
Property, plant, and equipment - net	$19,438	$16,938	$2,252	$248

Depreciation rates on average depreciable property for Entergy approximated 2.7% in 2007, 2006, and 2005. Included in these rates are the depreciation rates on average depreciable utility property of 2.6% in each of those years and the depreciation rates on average depreciable non-utility property of 3.6% in 2007, 3.6% in 2006, and 3.2% in 2005.

"Non-utility property - at cost (less accumulated depreciation)" for Entergy is reported net of accumulated depreciation of $177.1 million and $167.5 million as of December 31, 2007 and 2006, respectively.

Net property, plant, and equipment for the Registrant Subsidiaries (including property under capital lease and associated accumulated amortization) by company and functional category, as of December 31, 2007 and 2006, is shown below:
2007	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	System Energy
	(In Millions)
Production
Nuclear	$1,104	$1,421	$1,501	$-	$-	$1,626
Other	246	156	337	301	3	-
Transmission	713	351	466	452	21	7
Distribution	1,428	703	1,109	895	250	-
Other	191	166	295	194	166	15
Construction work in progress	147	142	277	73	14	88
Nuclear fuel (leased and owned)	144	122	45	-	-	89
Property, plant, and equipment - net	$3,973	$3,061	$4,030	$1,915	$454	$1,825

2006	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	System Energy
	(In Millions)
Production
Nuclear	$1,101	$1,540	$1,495	$-	$-	$1,699
Other	246	481	356	290	2	-
Transmission	690	872	502	429	23	7
Distribution	1,384	1,496	1,324	837	256	-
Other	197	298	311	191	157	14
Construction work in progress	113	149	190	80	22	38
Nuclear fuel (leased and owned)	146	84	82	-	-	66
Property, plant, and equipment - net	$3,877	$4,920	$4,260	$1,827	$460	$1,824

Depreciation rates on average depreciable property for the Registrant Subsidiaries are shown below:

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	System Energy

2007	3.2%	2.2%	2.5%	2.5%	3.0%	2.8%
2006	3.2%	2.2%	2.5%	2.6%	3.0%	2.9%
2005	3.1%	2.2%	2.6%	2.6%	3.1%	2.9%

Non-utility property - at cost (less accumulated depreciation) for Entergy Gulf States Louisiana is reported net of accumulated depreciation of $123.7 million and $119.3 million as of December 31, 2007 and 2006, respectively.

Jointly-Owned Generating Stations

Certain Entergy subsidiaries jointly own electric generating facilities with affiliates or third parties. The investments and expenses associated with these generating stations are recorded by the Entergy subsidiaries to the extent of their respective undivided ownership interests. As of December 31, 2007, the subsidiaries' investment and accumulated depreciation in each of these generating stations were as follows:

Generating Stations		Fuel-Type	Total Megawatt Capability (1)	Ownership	Investment	Accumulated Depreciation
					(In Millions)
Utility business:
Entergy Arkansas -
Independence	Unit 1	Coal	836	31.50%	$120	$85
	Common Facilities	Coal		15.75%	$31	$21
White Bluff	Units 1 and 2	Coal	1,640	57.00%	$452	$301
Entergy Gulf States Louisiana -
Roy S. Nelson	Unit 6	Coal	550	40.25%	$242	$153
Big Cajun 2	Unit 3	Coal	575	24.15%	$135	$85
Entergy Mississippi -
Independence	Units 1 and 2 and Common Facilities	Coal	1,678	25.00%	$238	$127
Entergy Texas -
Roy S. Nelson	Unit 6	Coal	550	29.75%	$179	$111
Big Cajun 2	Unit 3	Coal	575	17.85%	$100	$62
System Energy -
Grand Gulf	Unit 1	Nuclear	1,268	90.00%(2)	$3,987	$2,101

Non-nuclear wholesale assets:
Harrison County		Gas	550	60.90%	$214	$20
Warren		Gas	300	75.00%	$21	$8

(1)

"Total Megawatt Capability" is the dependable load carrying capability as demonstrated under actual operating conditions based on the primary fuel (assuming no curtailments) that each station was designed to utilize.

(2)	Includes an 11.5% leasehold interest held by System Energy. System Energy's Grand Gulf lease obligations are discussed in Note 10 to the financial statements.

Nuclear Refueling Outage Costs

Nuclear refueling outage costs are deferred during the outage and amortized over the estimated period to the next outage because these refueling outage expenses are incurred to prepare the units to operate for the next operating cycle without having to be taken off line. Prior to 2006, River Bend's costs were accrued in advance of the outage and included in the cost of service used to establish retail rates. Entergy Gulf States Louisiana relieved the accrued liability when it incurred costs during the next River Bend outage. In 2006, Entergy Gulf States Louisiana adopted FSP No. AUG AIR-1, "Accounting for Planned Major Maintenance Activities," for its River Bend nuclear refueling outage costs and now accounts for these costs in the same manner as Entergy's other subsidiaries. Adoption of FSP No. AUG AIR-1 resulted in an immaterial retrospective adjustment to Entergy's and Entergy Gulf States Louisiana's retained earnings balance.

Allowance for Funds Used During Construction (AFUDC)

AFUDC represents the approximate net composite interest cost of borrowed funds and a reasonable return on the equity funds used for construction by the Utility operating companies and System Energy. AFUDC increases both the plant balance and earnings, and is realized in cash through depreciation provisions included in rates.

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

Earnings per Share

The following table presents Entergy's basic and diluted earnings per share calculation included on the consolidated statements of income:
	For the Years Ended December 31,
	2007		2006		2005
	(In Millions, Except Per Share Data)
		$/share		$/share		$/share
Income from continuing operations	$1,134.8		$1,133.1		$943.1

Average number of common shares outstanding - basic	196.6	$5.77	207.5	$5.46	210.1	$4.49
Average dilutive effect of:
Stock Options	5.0	(0.142)	3.8	(0.098)	4.0	(0.085)
Equity Units	1.1	(0.033)	-	-	-	-
Deferred Units	0.1	(0.003)	0.2	(0.005)	0.3	(0.006)
Average number of common shares outstanding - diluted	202.8	$5.60	211.5	$5.36	214.4	$4.40

Consolidated Net Income	$1,134.8		$1,132.6		$898.3

Average number of common shares outstanding - basic	196.6	$5.77	207.5	$5.46	210.1	$4.27
Average dilutive effect of:
Stock Options	5.0	(0.142)	3.8	(0.098)	4.0	(0.081)
Equity Units	1.1	(0.033)	-	-	-	-
Deferred Units	0.1	(0.003)	0.2	(0.005)	0.3	(0.005)
Average number of common shares outstanding - diluted	202.8	$5.60	211.5	$5.36	214.4	$4.19

Stock options to purchase approximately 1,727,579 common stock shares in 2005 at various prices were outstanding at the end of those years that were not included in the computation of diluted earnings per share because the exercise prices of those options were greater than the common share average market price at the end of each of the years presented. All options to purchase common stock shares in 2007 and 2006 were included in the computation of diluted earnings per share because the common share average market price at the end of 2007 and 2006 was greater than the exercise prices of all of the options outstanding.

Entergy has 10,000,000 equity units outstanding as of December 31, 2007 that obligate the holders to purchase a certain number of shares of Entergy common stock for a stated price no later than February 17, 2009.  Each contract executed prior to February 17, 2009 would be equal to 0.5727 common stock shares.  The equity units were not included in the calculation at December 31, 2006 and 2005 because Entergy's average stock price for the year was less than the threshold appreciation price of the equity units.

Stock-based Compensation Plans

Entergy grants stock options to key employees of the Entergy subsidiaries, which is described more fully in Note 12 to the financial statements. Effective January 1, 2003, Entergy prospectively adopted the fair value based method of accounting for stock options prescribed by SFAS 123, "Accounting for Stock-Based Compensation." Awards under Entergy's plans vest over three years. Stock-based compensation expense included in consolidated net income, net of related tax effects, for 2007 is $8.9 million, for 2006 is $6.8 million, and for 2005 is $7.8 million for Entergy's stock options granted.

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

SFAS 101, "Accounting for the Discontinuation of Application of FASB Statement No. 71," specifies how an enterprise that ceases to meet the criteria for application of SFAS 71 for all or part of its operations should report that event in its financial statements. In general, SFAS 101 requires that the enterprise report the discontinuation of the application of SFAS 71 by eliminating from its balance sheet all regulatory assets and liabilities related to the applicable operations. Additionally, if it is determined that a regulated enterprise is no longer recovering all of its costs and therefore no longer qualifies for SFAS 71 accounting, it is possible that an impairment may exist that could require further write-offs of plant assets.

EITF 97-4: "Deregulation of the Pricing of Electricity - Issues Related to the Application of FASB Statements No. 71 and 101" specifies that SFAS 71 should be discontinued at a date no later than when the effects of a transition to competition plan for all or a portion of the entity subject to such plan are reasonably determinable. Additionally, EITF 97-4 promulgates that regulatory assets to be recovered through cash flows derived from another portion of the entity that continues to apply SFAS 71 should not be written off; rather, they should be considered regulatory assets of the portion of the entity that will continue to apply SFAS 71.

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

Investments

Entergy applies the provisions of SFAS 115, "Accounting for Investments for Certain Debt and Equity Securities," in accounting for investments in decommissioning trust funds. As a result, Entergy records the decommissioning trust funds on the balance sheet at their fair value. Because of the ability of the Utility operating companies and System Energy to recover decommissioning costs in rates and in accordance with the regulatory treatment for decommissioning trust funds, the Utility operating companies and System Energy have recorded an offsetting amount of unrealized gains/(losses) on investment securities in other regulatory liabilities/assets. For the nonregulated portion of River Bend, Entergy Gulf States Louisiana has recorded an offsetting amount of unrealized gains/(losses) in other deferred credits. Decommissioning trust funds for Pilgrim, Indian Point 2, Vermont Yankee, and Palisades do not receive regulatory treatment. Accordingly, unrealized gains recorded on the assets in these trust funds are recognized in the accumulated other comprehensive income component of shareholders' equity because these assets are classified as available for sale. Unrealized losses (where cost exceeds fair market value) on the assets in these trust funds are also recorded in the accumulated other comprehensive income component of shareholders' equity unless the unrealized loss is other than temporary and therefore recorded in earnings. The assessment of whether an investment has suffered an other than temporary impairment is based on a number of factors including, first, whether Entergy has the ability and intent to hold the investment to recover its value, the duration and severity of any losses, and, then, whether it is expected that the investment will recover its value within a reasonable period of time. See Note 17 to the financial statements for details on the decommissioning trust funds.

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

Entergy has determined that contracts to purchase uranium do not meet the definition of a derivative under SFAS 133 because they do not provide for net settlement and the uranium markets are not sufficiently liquid to conclude that forward contracts are readily convertible to cash. If the uranium markets do become sufficiently liquid in the future and Entergy begins to account for uranium purchase contracts as derivative instruments, the fair value of these contracts would be accounted for consistent with Entergy's other derivative instruments.

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

Impairment of Long-Lived Assets

Entergy periodically reviews long-lived assets held in all of its business segments whenever events or changes in circumstances indicate that recoverability of these assets is uncertain. Generally, the determination of recoverability is based on the undiscounted net cash flows expected to result from such operations and assets. Projected net cash flows depend on the future operating costs associated with the assets, the efficiency and availability of the assets and generating units, and the future market and price for energy over the remaining life of the assets. See Note 13 to the financial statements for a discussion of the asset impairment recognized by Entergy in 2005.

River Bend AFUDC

The River Bend AFUDC gross-up is a regulatory asset that represents the incremental difference imputed by the LPSC between the AFUDC actually recorded by Entergy Gulf States Louisiana on a net-of-tax basis during the construction of River Bend and what the AFUDC would have been on a pre-tax basis. The imputed amount was only calculated on that portion of River Bend that the LPSC allowed in rate base and is being amortized through August 2025.

Reacquired Debt

The premiums and costs associated with reacquired debt of Entergy's Utility operating companies and System Energy (except that portion allocable to the deregulated operations of Entergy Gulf States Louisiana) are included in regulatory assets and are being amortized over the life of the related new issuances, in accordance with ratemaking treatment.

Taxes Imposed on Revenue-Producing Transactions

Governmental authorities assess taxes that are both imposed on and concurrent with a specific revenue-producing transaction between a seller and a customer, including, but not limited to, sales, use, value added, and some excise taxes. Entergy presents these taxes on a net basis, excluding them from revenues, unless required to report them differently by a regulatory authority.

New Accounting Pronouncements

In September 2006 the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" (SFAS 157), which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 generally does not require any new fair value measurements. However, in some cases, the application of SFAS 157 in the future may change Entergy's practice for measuring and disclosing fair values under other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for Entergy in the first quarter 2008 and will be applied prospectively. Entergy does not expect the application of SFAS 157 to materially affect its financial position, results of operations, or cash flows.

The FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS 159) during the first quarter 2007. SFAS 159 provides an option for companies to select certain financial assets and liabilities to be accounted for at fair value with changes in the fair value of those assets or liabilities being reported through earnings. The intent of the standard is to mitigate volatility in reported earnings caused by the application of the more complicated fair value hedging accounting rules. Under SFAS 159, companies can select existing assets or liabilities for this fair value option concurrent with the effective date of January 1, 2008 for companies with fiscal years ending December 31 or can select future assets or liabilities as they are acquired or entered into. Entergy does not expect that the adoption of this standard will have a material effect on its financial position, results of operations, or cash flows.

The FASB issued Statement of Financial Accounting Standards No. 141(R), "Business Combinations" (SFAS 141(R)) during the fourth quarter 2007. The significant provisions of SFAS 141R are that: (i) assets, liabilities and non-controlling (minority) interests will be measured at fair market value; (ii) costs associated with the acquisition such as transaction-related costs or restructuring costs will be separately recorded from the acquisition and expensed as incurred; (iii) any excess of fair market value of the assets, liabilities and minority interests acquired over the fair market value of the purchase price will be recognized as a bargain purchase and a gain recorded at the acquisition date; and (iv) contractual contingencies resulting in potential future assets or liabilities will be recorded at fair market value at the date of acquisition. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply SFAS 141(R) before that date.

The FASB issued Statement of Financial Accounting Standards No. 160, "Noncontrolling Interests in Consolidated Financial Statements" (SFAS 160) during the fourth quarter 2007. SFAS 160 enhances disclosures surrounding minority interests in the balance sheet, income statement and statement of comprehensive income. SFAS 160 will also require a parent to record a gain or loss when a subsidiary in which it retains a minority interest is deconsolidated from the parent company. SFAS 160 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply SFAS 160 before that date.

In April 2007 the FASB issued Staff Position No. 39-1, "Amendment of FASB Interpretation No. 39" (FSP FIN 39-1).  FSP FIN 39-1 allows an entity to offset the fair value of a receivable or payable against the fair value of a derivative that is executed with the same counterparty under a master netting arrangement.  This guidance becomes effective for fiscal years beginning after November 15, 2007.  Entergy does not expect these provisions to have a material effect on it its financial position.

Entergy Gulf States Louisiana Basis of Presentation

Effective December 31, 2007, Entergy Gulf States, Inc. completed a jurisdictional separation into two vertically integrated utility companies, one operating under the sole retail jurisdiction of the PUCT, Entergy Texas, and the other operating under the sole retail jurisdiction of the LPSC, Entergy Gulf States Louisiana. Entergy Texas now owns all Entergy Gulf States, Inc. distribution and transmission assets located in Texas, the gas-fired generating plants located in Texas, undivided 42.5% ownership shares of Entergy Gulf States, Inc.'s 70% ownership interest in Nelson 6 and 42% ownership interest in Big Cajun 2, Unit 3, which are coal-fired generating plants located in Louisiana, and other assets and contract rights to the extent related to utility operations in Texas. Entergy Gulf States Louisiana now owns all of the remaining assets that were owned by Entergy Gulf States, Inc.  On a book value basis, approximately 58.1% of the Entergy Gulf States, Inc. assets were allocated to Entergy Gulf States Louisiana and approximately 41.9% were allocated to Entergy Texas.

Entergy Gulf States Louisiana must make a compliance filing in March 2008 with the LPSC regarding the jurisdictional separation transaction. Although formal approval of the PUCT was not required for implementation of the jurisdictional separation, Entergy Texas sought input from the PUCT and has kept the PUCT informed of the status of the separation.

As the successor to Entergy Gulf States, Inc. for financial reporting purposes, Entergy Gulf States Louisiana's income statement and cash flow statement for the years presented, including the year ended December 31, 2007, include the operations of Entergy Texas. Entergy Gulf States Louisiana's balance sheet as of December 31, 2007 reflects the effects of the separation of the Texas business. Entergy Gulf States Louisiana's balance sheet as of December 31, 2006 includes the Texas business.

Entergy Louisiana Basis of Presentation

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

Because the merger-by-division was a transaction involving entities under common control, Entergy Louisiana recognized the assets and liabilities transferred at their carrying amounts in the accounts of Entergy Louisiana Holdings at the time of the transfer. Entergy Louisiana's financial statements report results of operations and cash flow activity for 2005 as though the merger-by-division had occurred at the beginning of 2005.

Entergy Gulf States Louisiana's Deregulated Operations (Entergy Gulf States Louisiana)

Entergy Gulf States Louisiana does not apply regulatory accounting principles to the Louisiana retail deregulated portion of River Bend, the 30% interest in River Bend formerly owned by Cajun, and its steam business. The Louisiana retail deregulated portion of River Bend is operated under a deregulated asset plan representing a portion (approximately 15%) of River Bend plant costs, generation, revenues, and expenses established under a 1992 LPSC order. The plan allows Entergy Gulf States Louisiana to sell the electricity from the deregulated assets to

Louisiana retail customers at 4.6 cents per kWh or off-system at higher prices, with certain provisions for sharing such incremental revenue above 4.6 cents per kWh between ratepayers and shareholders.

During 2005 and 2006, Entergy filed notices with the FERC to withdraw its market-based rate authority for wholesale transactions in the Entergy control area and submitted new cost-based rates to the FERC for approval. During the second quarter 2006, the FERC issued an order accepting the cost-based rates filed by Entergy. As described above in "Application of SFAS 71", the Utility operating companies and System Energy apply the provisions of SFAS 71 to operations that meet three criteria: that rates are approved by a regulator, are cost-based, and can be charged to and collected from customers. Prior to this FERC decision, Entergy Gulf States Louisiana did not apply regulatory accounting principles to its wholesale jurisdiction. The FERC decision in the second quarter 2006 results in Entergy Gulf States Louisiana meeting the SFAS 71 criteria discussed above for its wholesale jurisdiction and, therefore, Entergy Gulf States Louisiana reinstated the application of regulatory accounting principles to its wholesale business which resulted in miscellaneous income of approximately $4.5 million in 2006. The FERC jurisdictional amounts are not included in the results below for the years ended December 31, 2007 and 2006 in order to produce a better indication of ongoing deregulated operations.

The results of these deregulated operations before interest charges for the years ended December 31, 2007, 2006, and 2005 are as follows:

	2007	2006	2005
	(In Thousands)

Operating revenues	$160,478	$145,858	$321,662
Operating expenses
Fuel, operation, and maintenance	114,266	104,260	205,673
Depreciation and accretion	20,834	20,265	29,602
Total operating expense	135,100	124,525	235,275
Operating income	25,378	21,333	86,387
Income tax expense	10,260	8,463	32,642
Net income from deregulated utility operations	$15,118	$12,870	$53,745

The net investment associated with these deregulated operations as of December 31, 2007 and 2006 was approximately $547 million for both years.

NOTE 2. RATE AND REGULATORY MATTERS (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

Regulatory Assets

Other Regulatory Assets

The Utility business is subject to the provisions of SFAS 71, "Accounting for the Effects of Certain Types of Regulation." Regulatory assets represent probable future revenues associated with certain costs that are expected to be recovered from customers through the ratemaking process. In addition to the regulatory assets that are specifically disclosed on the face of the balance sheets, the table below provides detail of "Other regulatory assets" that are included on Entergy's balance sheets and the Registrant Subsidiaries' balance sheets as of December 31, 2007 and 2006:

Entergy

	2007	2006
	(In Millions)
Asset Retirement Obligation - recovery dependent upon timing of decommissioning (Note 9) (c)	$334.9	$303.2
Deferred capacity - recovery timing will be determined by the LPSC in the formula rate plan filings (Note 2 - Retail Rate Proceedings - Filings with the LPSC)	86.4	127.5
Deferred fuel - non-current - recovered through rate riders when rates are redetermined periodically (Note 2 - Fuel and purchased power cost recovery)	32.8	43.4
Depreciation re-direct (c)	-	79.1
DOE Decommissioning and Decontamination Fees - recovered through fuel rates until December 2007 (Note 9)	-	9.1
Gas hedging costs - recovered through fuel rates	9.7	47.6
Pension & postretirement costs (Note 11 - Qualified Pension Plans and Non-Qualified Pension Plans) (c)	675.1	700.7
Postretirement benefits - recovered through 2012 (Note 11 - Other Postretirement Benefits) (c)	12.0	14.4
Provision for storm damages, including Hurricane Katrina and Hurricane Rita costs - recovered through securitization, insurance proceeds, and retail rates (Note 2 - Storm Cost Recovery Filings with Retail Regulators) (a)	1,339.8	827.4
Removal costs - recovered through depreciation rates (Note 9) (c)	-	113.2
River Bend AFUDC - recovered through August 2025 (Note 1 - River Bend AFUDC)	31.8	33.7
Sale-leaseback deferral - recovered through June 2014 (Note 10 - Sale and Leaseback Transactions - Grand Gulf Lease Obligations) (d)	103.9	114.0
Spindletop gas storage facility - recovered through December 2032 (d)	37.4	39.0
Transition to competition - recovered through February 2021 (Note 2 - Retail Rate Proceedings - Filings with the PUCT and Texas Cities)	112.9	117.8
Unamortized loss on reacquired debt - recovered over term of debt	137.1	150.1
Other	57.6	48.2
Total	$2,971.4	$2,768.4

Entergy Arkansas

	2007	2006
	(In Millions)
Asset Retirement Obligation - recovery dependent upon timing of decommissioning (Note 9) (c)	$144.6	$124.7
Removal costs - recovered through depreciation rates (Note 9) (c)	23.0	45.0
DOE Decom. and Decontamination Fees - recovered through fuel rates until December 2007 (Note 9)	-	4.7
Incremental ice storm costs - recovered through 2032 (d)	12.6	13.2
Pension & postretirement costs(Note 11 - Qualified Pension Plans and Non-Qualified Pension Plans) (c)	240.0	241.3
Deferred fuel - non-current - recovered through rate riders when rates are redetermined periodically (Note 2 - Fuel and purchased power cost recovery)	13.6	4.1
Postretirement benefits - recovered through 2012 (Note 11 - Other Postretirement Benefits) (c)	12.0	14.4
Provision for storm damages - recovered through cost of service (a) (d)	51.4	53.4
Unamortized loss on reacquired debt - recovered over term of debt	35.3	38.7
Other	2.4	2.6
Entergy Arkansas Total	$534.9	$542.1

Entergy Gulf States Louisiana

	2007	2006
	(In Millions)
Asset Retirement Obligation - recovery dependent upon timing of decommissioning (Note 9) (c)	$11.9	$11.3
Removal costs - recovered through depreciation rates (Note 9) (c)	-	3.8
Depreciation re-direct (c)	-	79.1
DOE Decom. and Decontamination Fees - recovered through fuel rates until December 2007 (Note 9)	-	0.8
Gas hedging costs - recovered through fuel rates	3.5	18.7
Jurisdictional separation transition costs - recovery timing will be determined by the LPSC	4.1	-
Pension & postretirement costs (Note 11 - Qualified Pension Plans and Non-Qualified Pension Plans) (c)	19.4	70.3
Provision for storm damages, including Hurricane Katrina and Hurricane Rita costs - recovered through securitization, insurance proceeds (Note 2 - Storm Cost Recovery Filings with Retail Regulators), and through retail rates (a)	202.7	570.4
Transition to competition - recovered through February 2021 (Note 2)	-	117.8
Deferred capacity - recovery timing will be determined by the LPSC in the formula rate plan filings (Note 2 - Retail Rate Proceedings - Filings with the LPSC)	6.9	13.2
River Bend AFUDC - recovered through August 2025 (Note 1 - River Bend AFUDC)	31.8	33.7
Spindletop gas storage facility - recovered through December 2032 (b) (d)	37.4	39.0
Unamortized loss on reacquired debt - recovered over term of debt	15.5	37.4
Other	2.7	5.5
Entergy Gulf States Louisiana Total	$335.9	$1,001.0

Entergy Louisiana

	2007	2006
	(In Millions)
Asset Retirement Obligation - recovery dependent upon timing of decommissioning (Note 9) (c)	$74.4	$65.0
Removal costs - recovered through depreciation rates (Note 9) (c)	-	2.3
DOE Decom. and Decontamination Fees - recovered through fuel rates until December 2007 (Note 9)	-	1.8
Gas hedging costs - recovered through fuel rates	2.7	16.2
Pension & postretirement costs (Note 11 - Qualified Pension Plans and Non-Qualified Pension Plans) (c)	69.2	84.7
Provision for storm damages, including Hurricane Katrina and Hurricane Rita costs - approved recovery through securitization (Note 2 - Storm Cost Recovery Filings with Retail Regulators) and through retail rates (a)	549.3	203.3
Deferred capacity - recovery timing will be determined by the LPSC in the formula rate plan filings (Note 2 - Retail Rate Proceedings - Filings with the LPSC)	79.5	114.3
Voluntary severance deferrals - recovered through December 2007 (d)	-	3.8
Unamortized loss on reacquired debt - recovered over term of debt	23.2	26.0
Other	34.1	21.9
Entergy Louisiana Total	$832.4	$539.3

Entergy Mississippi

	2007	2006
	(In Millions)
Asset Retirement Obligation - recovery dependent upon timing of decommissioning (Note 9) (c)	$4.2	$4.0
Removal costs - recovered through depreciation rates (Note 9) (c)	35.7	41.2
Deferred fuel - non-current - recovered through rate riders when rates are redetermined periodically (Note 2 - Fuel and purchased power cost recovery)	19.1	30.9
Gas hedging costs - recovered through fuel rates	2.3	12.7
Pension & postretirement costs (Note 11 - Qualified Pension Plans and Non-Qualified Pension Plans) (c)	67.5	76.3
Unamortized loss on reacquired debt - recovered over term of debt	12.1	13.2
Other	0.8	8.7
Entergy Mississippi Total	$141.7	$187.0

Entergy New Orleans

	2007	2006
	(In Millions)
Asset Retirement Obligation - recovery dependent upon timing of decommissioning (Note 9) (c)	$2.6	$2.5
Removal costs - recovered through depreciation rates (Note 9) (c)	1.5	13.9
Deferred distribution expenses - recovered through December 2008	1.2	2.3
Deferred fossil plant maintenance expenses - recovered through December 2008	1.2	2.4
Gas hedging costs - recovered through fuel rates	1.2	2.4
Pension & postretirement costs (Note 11 - Qualified Pension Plans and Non-Qualified Pension Plans) (c)	48.3	47.1
Provision for storm damages, including Hurricane Katrina costs - expected recovery through CDBG funds, insurance proceeds (Note 2 - Storm Cost Recovery Filings with Retail Regulators), and through retail rates (a)	81.4	216.6
Unamortized loss on reacquired debt - recovered over term of debt	3.6	3.9
Other	2.7	4.3
Entergy New Orleans Total	$143.7	$295.4

System Energy

	2007	2006
	(In Millions)
Asset Retirement Obligation - recovery dependent upon timing of decommissioning (Note 9) (c)	$95.5	$98.2
Removal costs - recovered through depreciation rates (Note 9) (c)	16.9	20.7
DOE Decom. and Decontamination Fees - recovered through fuel rates until December 2007 (Note 9)	-	1.8
Pension & postretirement costs (Note 11 - Qualified Pension Plans and Non-Qualified Pension Plans) (c)	26.0	23.3
Sale-leaseback deferral - recovered through June 2014 (Note 10 - Sale and Leaseback Transactions - Grand Gulf Lease Obligations) (d)	103.9	114.0
Unamortized loss on reacquired debt - recovered over term of debt	31.5	34.9
Other	0.4	0.4
System Energy Total	$274.2	$293.3

(a)

As a result of Hurricane Katrina and Hurricane Rita that hit Entergy's Utility service territories in August and September 2005, the Utility operating companies recorded accruals for the estimated storm restoration costs and originally recorded some of these costs as regulatory assets because management believes that recovery of these prudently incurred costs through some form of regulatory mechanism is probable. Entergy is pursuing a broad range of initiatives to recover storm restoration costs. Initiatives include obtaining reimbursement of certain costs covered by insurance, obtaining assistance through federal legislation for Hurricanes Katrina and Rita including Community Development Block Grants (CDBG), pursuing recovery through existing or new rate mechanisms regulated by the FERC and local regulatory bodies, and securitization. Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas have received approval from state regulators for recovery of a portion of the storm restoration costs. In addition, these companies have received insurance proceeds, Entergy New Orleans received $181 million of CDBG funding in 2007, and Entergy Mississippi received $81 million of CDBG funding in 2006. The cost recovery mechanisms and approvals are discussed below. In 2007, Entergy Gulf States Louisiana reclassified $81 million and Entergy Louisiana reclassified $364 million of storm-related capital expenditures to a regulatory asset based on the outcome of regulatory proceedings.

(b)

The jurisdictional split order assigned the regulatory asset to Entergy Texas. The regulatory asset, however, is being recovered and amortized at Entergy Gulf States Louisiana. As a result, a billing will occur monthly over the same term as the recovery and receipts will be submitted to Entergy Texas. Entergy Texas has recorded a receivable from Entergy Gulf States Louisiana and Entergy Gulf States Louisiana has recorded a corresponding payable.

(c)	Does not earn a return on investment, but is offset by related liabilities.
(d)	Does not earn a return on investment at this time.

Fuel and purchased power cost recovery

Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas are allowed to recover certain fuel and purchased power costs through fuel mechanisms included in electric and gas rates that are recorded as fuel cost recovery revenues. The difference between revenues collected and the current fuel and purchased power costs is recorded as "Deferred fuel costs" on the Utility operating companies' financial statements. The table below shows the amount of deferred fuel costs as of December 31, 2007 and 2006 that Entergy expects to recover or (refund) through fuel mechanisms, subject to subsequent regulatory review.

	2007	2006
	(In Millions)

Entergy Arkansas	$114.8	$2.2
Entergy Gulf States Louisiana (a)	$105.8	$73.9
Entergy Louisiana (a)	$19.2	$114.3
Entergy Mississippi	($76.6)	($95.2)
Entergy New Orleans (b)	$17.3	$19.0
Entergy Texas	($67.3)	($45.7)

(a)

2007 and 2006 includes $100.1 million for Entergy Gulf States Louisiana and $68 million for Entergy Louisiana of fuel, purchased power, and capacity costs that are expected to be recovered over a period greater than twelve months.

(b)

Not included in "Deferred Fuel Costs" on Entergy's consolidated financial statements in 2006 due to the deconsolidation of Entergy New Orleans effective in 2005. Entergy reconsolidated Entergy New Orleans in 2007.

Entergy Arkansas

Production Cost Allocation Rider

In its June 2007 decision on Entergy Arkansas' August 2006 rate filing, discussed below in "Retail Rate Proceedings", the APSC approved a production cost allocation rider for recovery from customers of the retail portion of the costs allocated to Entergy Arkansas as a result of the System Agreement proceedings, but set a termination date of December 31, 2008 for the rider. These costs are the primary reason for the increase in Entergy Arkansas' deferred fuel cost balance in 2007, because Entergy Arkansas pays them over seven months but collects them from customers over twelve months. In December 2007, the APSC issued a subsequent order stating the production cost allocation rider will remain in effect, and any future termination of the rider will be subject to eighteen months advance notice by the APSC, which would occur following notice and hearing. See Entergy Corporation and Subsidiaries' "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends - Federal Regulation - System Agreement Proceedings" for a discussion of the System Agreement proceedings.

Energy Cost Recovery Rider

Entergy Arkansas' retail rates include an energy cost recovery rider. In December 2007, the APSC issued an order stating that Entergy Arkansas' energy cost recovery rider will remain in effect, and any future termination of the rider will be subject to eighteen months advance notice by the APSC, which would occur following notice and hearing.

In March 2007, Entergy Arkansas filed its annual redetermination of its energy cost rate and implemented a rate of $0.01179 per kWh in April 2007, which will be effective through March 2008. This updated rate was a reduction from the prior rate of $0.02827 per kWh filed with the

APSC in March 2006. The March 2006 rate was significantly higher than prior periods due to increases in the cost of purchased power primarily due to increased natural gas cost and the effect that Hurricane Katrina and Hurricane Rita had on market conditions, increased demand for purchased power during the ANO 1 refueling and steam generator replacement outage in the fall of 2005, and coal plant generation curtailments during off-peak periods due to railroad delivery problems.

APSC Investigations

In September 2005, Entergy Arkansas filed with the APSC an interim energy cost rate per the energy cost recovery rider, which provides for an interim adjustment should the cumulative over- or under-recovery for the energy period exceed 10 percent of the energy costs for that period. As of the end of July 2005, the cumulative under-recovery of fuel and purchased power expenses had exceeded the 10 percent threshold due to increases in purchased power expenditures resulting from higher natural gas prices. The interim cost rate of $0.01900 per kWh became effective the first billing cycle in October 2005.

In early October 2005, the APSC initiated an investigation into Entergy Arkansas' interim energy cost rate. The investigation is focused on Entergy Arkansas' 1) gas contracting, portfolio, and hedging practices; 2) wholesale purchases during the period; 3) management of the coal inventory at its coal generation plants; and 4) response to the contractual failure of the railroads to provide coal deliveries. In March 2006, the APSC extended its investigation to cover the costs included in Entergy Arkansas' March 2006 filing that requested an energy cost rate of $0.02827 per kWh, suspended implementation of the $0.02827 per kWh energy cost rate, and ordered that the $0.01900 per kWh interim rate remain in effect pending the APSC proceedings on the energy cost recovery filings. On April 7, 2006, the APSC issued a show cause order in the investigation proceeding that ordered Entergy Arkansas to file a cost of service study by June 8, 2006. The order also directed Entergy Arkansas to file testimony to support the cost of service study, to support the $0.02827 per kWh cost rate, and to address the general topic of elimination of the energy cost recovery rider.

In June 2006, Entergy Arkansas filed a cost of service study and testimony supporting the redetermined energy cost rate of $0.02827 per kWh and testimony addressing the prospective elimination of the energy cost recovery rider as ordered by the APSC. Entergy Arkansas also filed a motion with the APSC seeking again to implement the redetermined energy cost rate of $0.02827 per kWh. After a hearing, the APSC approved Entergy Arkansas' request and the redetermined rate was implemented in July 2006, subject to refund pending the outcome of the APSC energy cost recovery investigation. A hearing was held in the APSC energy cost recovery investigation in October 2006.

In January 2007, the APSC issued an order in its review of Entergy Arkansas' September 2005 interim rate. The APSC found that Entergy Arkansas failed to maintain an adequate coal inventory level going into the summer of 2005 and that Entergy Arkansas should be responsible for any incremental energy costs resulting from two outages caused by employee and contractor error. The coal plant generation curtailments were caused by railroad delivery problems and Entergy is currently in litigation with the railroad regarding the delivery problems. The APSC staff was directed to perform an analysis with Entergy Arkansas' assistance to determine the additional fuel and purchased energy costs associated with these findings and file the analysis within 60 days of the order. After a final determination of the costs is made by the APSC, Entergy Arkansas would be directed to refund that amount with interest to its customers as a credit on the energy cost recovery rider. The order also stated that the APSC would address any additional issues regarding the energy cost recovery rider in Entergy Arkansas' rate case filed in August 2006. Entergy Arkansas requested rehearing of the order. In March 2007, in order to allow further consideration by the APSC, the APSC granted Entergy Arkansas' petition for rehearing and for stay of the APSC order. The APSC has taken no action in the proceeding since this March 2007 order.

Entergy Texas

Entergy Texas' rate schedules include a fixed fuel factor to recover fuel and purchased power costs, including carrying charges, not recovered in base rates. The fixed fuel factor formula was revised and approved by a PUCT order in August 2006. The new formula was implemented in September 2006. Under the new methodology, semi-annual revisions of the fixed fuel factor will continue to be made in March and September based on the market price of natural gas and changes in fuel mix. Entergy Texas will likely continue to use this methodology until the start of retail open access, which has been delayed. The amounts collected under Entergy Texas' fixed fuel factor and any interim surcharge implemented until the date retail open access commences are subject to fuel reconciliation proceedings before the PUCT.

Entergy Texas filed with the PUCT in July 2005 a request for implementation of an incremental purchased capacity recovery rider, consistent with the Texas legislation discussed below under "Electric Industry Restructuring." Through this rider, Entergy Texas sought to recover $23.1 million annually in incremental revenues which represents the incremental purchased capacity costs, including Entergy Texas' obligation to purchase power from Entergy Louisiana's recently acquired Perryville plant, over what is already in Entergy Texas' base rates. A non-unanimous settlement was reached with most of the parties that allowed for the implementation of an $18 million annual rider effective December 1, 2005. The settlement also provided for a fuel reconciliation to be filed by Entergy Texas by May 15, 2006, which has been filed as discussed below, that would resolve the remaining issues in the case with the exception of the amount of purchased power in current base rates and the costs to which load growth is attributed, both of which were settled. The hearing with respect to the non-unanimous settlement was conducted in October 2005 before an ALJ, who issued a Proposal for Decision supporting the settlement. In December 2005, the PUCT approved the settlement and entered an order consistent with this approval in February 2006. The amounts collected by the purchased capacity recovery rider are subject to reconciliation.

In September 2007, Entergy Texas filed with the PUCT a request to increase its incremental purchased capacity recovery rider to collect approximately $25 million on an annual basis. This filing also includes a request to implement an interim surcharge to collect approximately $10 million in under-recovered incremental purchased capacity costs incurred through July 2007. In January 2008, Entergy Texas filed with the PUCT a stipulation and settlement agreement among the parties that agrees to implementation of the interim surcharge over a two-month period and agrees that the incremental capacity recovery rider will be set to collect $21 million on an annual basis effective February 2008. The PUCT approved the agreement in February 2008. Amounts collected through the rider and interim surcharge are subject to final reconciliation.

In October 2007, Entergy Texas filed a request with the PUCT to refund $45.6 million, including interest, of fuel cost recovery over-collections through September 2007. In January 2008, Entergy Texas filed with the PUCT a stipulation and settlement agreement among the parties that updated the over-collection balance through November 2007 and establishes a refund amount, including interest, of $71 million. The refund is to be made over a two-month period beginning February 2008. The PUCT approved the agreement in February 2008. Amounts refunded through the interim fuel refund are subject to final reconciliation in a future fuel reconciliation proceeding.

In March 2007, Entergy Texas filed a request with the PUCT to refund $78.5 million, including interest, of fuel cost recovery over-collections through January 2007. In June 2007 the PUCT approved a unanimous stipulation and settlement agreement that updated the over-collection balance through April 2007 and established a refund amount, including interest, of $109.4 million. The refund was made over a two-month period beginning with the first billing cycle in July 2007. Amounts refunded through the interim fuel refund are subject to final reconciliation in a future fuel reconciliation proceeding.

The Entergy Texas rate filing made with the PUCT in September 2007, which is discussed below, includes a request to reconcile $858 million in fuel and purchased power costs on a Texas retail basis incurred over the period January 2006 through March 2007.

In May 2006, Entergy Texas filed with the PUCT a fuel and purchased power reconciliation case covering the period September 2003 through December 2005 for costs recoverable through the fixed fuel factor rate and the incremental purchased capacity recovery rider. Entergy Texas sought reconciliation of $1.6 billion of fuel and purchased power costs on a Texas retail basis. A hearing was conducted before the ALJs in April 2007. In July 2007, the ALJs issued a proposal for decision recommending that Entergy Texas be authorized to reconcile all of its requested fixed fuel factor expenses and recommending a minor exception to the incremental purchased capacity recovery calculation. The ALJs also recommended granting an exception to the PUCT rules to allow for recovery of an additional $11.4 million in purchased power capacity costs. In September 2007, the PUCT issued an order, which affirmed the ultimate result of the ALJs' proposal for decision. Upon motions for rehearing, the PUCT added additional language in its order on rehearing to further clarify its position that 30% of River Bend should not be regulated by the PUCT. Two parties filed a second motion for rehearing, but the PUCT declined to address them. The PUCT's decision has been appealed to the Travis County District Court.

Entergy Gulf States Louisiana and Entergy Louisiana

In Louisiana, Entergy Gulf States Louisiana and Entergy Louisiana recover electric fuel and purchased power costs for the upcoming month based upon the level of such costs from the prior month. Entergy Gulf States Louisiana's purchased gas adjustments include estimates for the billing month adjusted by a surcharge or credit that arises from an annual reconciliation of fuel costs incurred with fuel cost revenues billed to customers, including carrying charges.

In August 2000, the LPSC authorized its staff to initiate a proceeding to audit the fuel adjustment clause filings of Entergy Louisiana pursuant to a November 1997 LPSC general order. The time period that is the subject of the audit is January 1, 2000 through December 31, 2001. In September 2003, the LPSC staff issued its audit report and recommended a disallowance with regard to an alleged failure to uprate Waterford 3 in a timely manner. This issue was resolved with the March 2005 global settlement. Subsequent to the issuance of the audit report, the scope of this docket was expanded to include a review of annual reports on fuel and purchased power transactions with affiliates and a prudence review of transmission planning issues and to include the years 2002 through 2004. Hearings were held in November 2006. In December 2007 the ALJ issued a proposed recommendation and draft order that, with minor exceptions, found in Entergy Louisiana's favor on the issues. The LPSC has not issued a decision in this proceeding.

In January 2003, the LPSC authorized its staff to initiate a proceeding to audit the fuel adjustment clause filings of Entergy Gulf States Louisiana and its affiliates pursuant to a November 1997 LPSC general order. The audit will include a review of the reasonableness of charges flowed by Entergy Gulf States Louisiana through its fuel adjustment clause in Louisiana for the period January 1, 1995 through December 31, 2002. Discovery is underway, but a detailed procedural schedule extending beyond the discovery stage has not yet been established, and the LPSC staff has not yet issued its audit report. In June 2005, the LPSC expanded the audit period to include the years through 2004.

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

Storm Cost Recovery Filings with Retail Regulators

Entergy Texas

In July 2006, Entergy Texas filed an application with the PUCT with respect to its Hurricane Rita reconstruction costs incurred through March 2006. The filing asked the PUCT to determine the amount of reasonable and necessary hurricane reconstruction costs eligible for securitization and recovery, approve the recovery of carrying costs, and approve the manner in which Entergy Texas allocates those costs among its retail customer classes. In December 2006, the PUCT approved $381 million of reasonable and necessary hurricane reconstruction costs incurred through March 31, 2006, plus carrying costs, as eligible for recovery. After netting expected insurance proceeds, the amount is $353 million.

In April 2007, the PUCT issued its financing order authorizing the issuance of securitization bonds to recover the $353 million of hurricane reconstruction costs and up to $6 million of transaction costs, offset by $32 million of related deferred income tax benefits. In June 2007, Entergy Gulf States Reconstruction Funding I, LLC (Entergy Gulf States Reconstruction Funding), a company wholly-owned and consolidated by Entergy Texas, issued $329.5 million of senior secured transition bonds (securitization bonds). With the proceeds, Entergy Gulf States Reconstruction Funding purchased from Entergy Texas the transition property, which is the right to recover from customers through a transition charge amounts sufficient to service the securitization bonds. Entergy Texas will use the proceeds to refinance or retire debt and to reduce equity. In February 2008, Entergy Texas returned $150 million of capital to Entergy Corporation. Entergy Texas began cost recovery through the transition charge in July 2007, and the transition charge is expected to remain in place over a 15-year period. See Note 5 to the financial statements for additional information regarding the securitization bonds.

Entergy Gulf States Louisiana and Entergy Louisiana

In February 2007, Entergy Louisiana and Entergy Gulf States Louisiana filed a supplemental and amending application by which they seek authority from the LPSC to securitize their Hurricane Katrina and Hurricane Rita storm cost recovery and storm reserve amounts, together with certain debt retirement costs and upfront and ongoing costs of the securitized debt issued. Securitization is authorized by a law signed by the Governor of Louisiana in May 2006. Hearings on the quantification of the amounts eligible for securitization began in late-April 2007. At the start of the hearing, a stipulation among Entergy Gulf States Louisiana, Entergy Louisiana, the LPSC staff, and most other parties in the proceeding was read into the record. The stipulation quantifies the balance of storm restoration costs for recovery as $545 million for Entergy Louisiana and $187 million for Entergy Gulf States Louisiana, and sets the storm reserve amounts at $152 million for Entergy Louisiana and $87 million for Entergy Gulf States Louisiana. The stipulation also calls for securitization of the storm restoration costs and storm reserves in those same amounts. In August 2007, the LPSC issued orders approving recovery of the stipulated storm cost recovery and storm reserve amounts plus certain debt retirement and upfront and ongoing costs through securitization financing. Entergy Louisiana and Entergy Gulf States Louisiana are currently exploring their securitization options.

In May 2006, Entergy Gulf States Louisiana completed the interim recovery of $6 million of storm costs through the fuel adjustment clause pursuant to an LPSC order. Beginning in September 2006, Entergy Gulf States Louisiana's interim storm cost recovery of $0.85 million per month was instituted via the formula rate plan.  Interim recovery and carrying charges will continue until the securitization process is complete.

In April 2006, Entergy Louisiana completed the interim recovery of $14 million of storm costs through the fuel adjustment clause pursuant to an LPSC order. Beginning in September 2006, Entergy Louisiana's interim storm cost recovery of $2 million per month was instituted via the formula rate plan. Interim recovery and carrying charges will continue until the securitization process is complete.

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

In October 2006, the Mississippi Development Authority approved for payment and Entergy Mississippi received $81 million in CDBG funding for Hurricane Katrina costs. The MPSC then issued a financing order authorizing the issuance of state bonds to finance $8 million of Entergy Mississippi's certified Hurricane Katrina restoration costs and $40 million for an increase in Entergy Mississippi's storm damage reserve. $30 million of the storm damage reserve was set aside in a restricted account. A Mississippi state entity issued the bonds in May 2007, and Entergy Mississippi received proceeds of $48 million. Entergy Mississippi will not report the bonds on its balance sheet because the bonds are the obligation of the state entity, and there is no recourse against Entergy Mississippi in the event of a bond default. To service the bonds, Entergy Mississippi is collecting a system restoration charge on behalf of the state, and remitting the collections to the state. By analogy to and in accordance with Entergy's accounting policy for collection of sales taxes, Entergy Mississippi will not report the collections as revenue because it is merely acting as the billing and collection agent for the state.

Entergy New Orleans

In March 2006, Entergy New Orleans provided a justification statement to state and local officials in connection with its pursuit of CDBG funds to mitigate Hurricane Katrina restoration costs that otherwise would be borne by customers. The statement included all the estimated costs of Hurricane Katrina damage, as well as a lost customer base component intended to help offset the need for storm-related rate increases. In October 2006, the Louisiana Recovery Authority Board endorsed a resolution proposing to allocate $200 million in CDBG funds to Entergy New Orleans to defray gas and electric utility system repair costs in an effort to provide rate relief for Entergy New Orleans customers. The proposal was developed as an action plan amendment and published for public comment. State lawmakers approved the action plan in December 2006, and the U. S. Department of Housing and Urban Development approved it in February 2007. Entergy New Orleans filed applications seeking City Council certification of its storm-related costs incurred through December 2006. Entergy New Orleans supplemented this request to include the estimated future cost of the gas system rebuild.

In March 2007, the City Council certified that Entergy New Orleans incurred $205 million in storm-related costs through December 2006 that are eligible for CDBG funding under the state action plan, and certified Entergy New Orleans' estimated costs of $465 million for its gas system rebuild. In April 2007, Entergy New Orleans executed an agreement with the Louisiana Office of Community Development (OCD) under which $200 million of CDBG funds will be made available to Entergy New Orleans. Entergy New Orleans submitted the agreement to the bankruptcy court, which approved it on April 25, 2007. Entergy New Orleans has received $180.8 million of the funds as of December 31, 2007, and under the agreement with the OCD, Entergy New Orleans expects to receive the remainder as it incurs and submits additional eligible costs.

Retail Rate Proceedings

Filings with the APSC (Entergy Arkansas)

Retail Rates

In August 2006, Entergy Arkansas filed with the APSC a request for a change in base rates. Entergy Arkansas requested a general base rate increase (using an ROE of 11.25%), which it subsequently adjusted to a request for a $106.5 million annual increase. Entergy Arkansas also requested recovery of FERC-allocated costs pursuant to the FERC decision on the System Agreement, and requested a capacity management rider to recover incremental capacity costs.

In June 2007, after hearings on the filing, the APSC ordered Entergy Arkansas to reduce its annual rates by $5 million, and set a return on common equity of 9.9% with a hypothetical common equity level lower than Entergy Arkansas' actual capital structure. For the purpose of setting rates, the APSC disallowed a portion of costs associated with incentive compensation based on financial measures and all costs associated with Entergy's stock-based compensation plans. In addition, under the terms of the APSC's decision, recovery of storm restoration costs in the future will be limited to a fixed annual amount of $14.4 million, regardless of the actual annual amount of future restoration costs. The APSC did state in a separate December 2007 order, however, that it will consider a petition for financial relief should Entergy Arkansas experience "extraordinary" storm restoration costs.

The APSC's June 2007 decision also threatens Entergy Arkansas' ability to recover $52 million of costs previously accumulated in Entergy Arkansas' storm reserve and $18 million of removal costs associated with the termination of a lease. Management believes, however, that Entergy Arkansas is entitled to recover these prudently incurred costs and will vigorously pursue its right to recover them. The APSC rejected Entergy Arkansas' request for a capacity management rider to recover incremental capacity costs.

The APSC denied Entergy Arkansas' request for rehearing of its June 2007 decision, and the base rate change was implemented August 29, 2007, effective for bills rendered after June 15, 2007. In September 2007, Entergy Arkansas appealed the decision to the Arkansas Court of Appeals. In its Notice of Appeal, Entergy Arkansas states that the APSC's decision represents arbitrary decision-making and is unlawful. Entergy Arkansas filed its appellant's brief in January 2008 seeking a reversal of the APSC's decision on 16 issues. The appellees' briefs are due in March 2008.

Ouachita Acquisition

Entergy Arkansas filed with the APSC in September 2007 for its approval of the Ouachita plant acquisition, including full cost recovery.  The APSC Staff and the Arkansas attorney general have supported Entergy Arkansas' acquisition of the plant, but oppose the sale of one-third of the capacity and energy to Entergy Gulf States Louisiana.  The industrial group AEEC has opposed Entergy Arkansas' purchase of the plant.  The Arkansas attorney general has opposed recovery of the non-fuel costs of the plant through a separate rider, while the APSC Staff recommended revisions to the rider. In December 2007, the APSC issued an order approving recovery through a rider of the capacity costs associated with the interim tolling agreement, which will be in effect until APSC action on the acquisition of the plant. The APSC has scheduled a hearing in April 2008 to address Entergy Arkansas' request for acquisition of the plant and concurrent cost recovery.

Filings with the PUCT and Texas Cities

Retail Rates

Entergy Texas made a rate filing in September 2007 with the PUCT requesting an annual rate increase totaling $107.5 million, including a base rate increase of $64.3 million and special riders totaling $43.2 million. The base rate increase includes $12.2 million for the storm damage reserve. Entergy Texas is requesting an 11% return on common equity. In December 2007 the PUCT issued an order setting September 26, 2008 as the effective date for the rate change from the rate filing. The hearing on the rate case is scheduled for May 2008.

Entergy Texas' base rates are currently set at rates approved by the PUCT in June 1999. As discussed in "Electric Industry Restructuring" below, a Texas law was enacted in June 2005 which includes provisions in the Texas legislation regarding Entergy Texas' ability to file a general rate case and to file for recovery of transition to competition costs. As authorized by the legislation, in August 2005, Entergy Texas filed with the PUCT an application for recovery of its transition to competition costs. Entergy Texas requested recovery of $189 million in transition to competition costs through implementation of a 15-year rider to be effective no later than March 1, 2006. The $189 million represents transition to competition costs Entergy Texas incurred from June 1, 1999 through June 17, 2005 in preparing for competition in its Texas service area, including attendant AFUDC, and all carrying costs projected to be incurred on the transition to competition costs through February 28, 2006. The $189 million is before any gross-up for taxes or carrying costs over the 15-year recovery period. Entergy Texas reached a unanimous settlement agreement, which the PUCT approved in June 2006, on all issues with the active parties in the transition to competition cost recovery case. The agreement allows Entergy Texas to recover $14.5 million per year in transition to competition costs over a 15-year period. Entergy Texas implemented rates based on this revenue level on March 1, 2006. The formal settlement agreement was approved by the PUCT in June 2006.

The Texas law enacted also allowed Entergy Texas to file with the PUCT for recovery of certain incremental purchased capacity costs. Proceedings involving this rider are discussed above under "Deferred Fuel Costs."

Filings with the LPSC

Global Settlement (Entergy Gulf States Louisiana and Entergy Louisiana)

In March 2005, the LPSC approved a settlement proposal to resolve various dockets covering a range of issues for Entergy Gulf States Louisiana and Entergy Louisiana. The settlement resulted in credits totaling $76 million for retail electricity customers of Entergy Gulf States Louisiana and credits totaling $14 million for retail electricity customers of Entergy Louisiana. The credits were issued to customers in connection with April 2005 billings. The net income effect of $48.6 million for Entergy Gulf States Louisiana and $8.6 million for Entergy Louisiana was recognized primarily in 2004 when Entergy Gulf States Louisiana and Entergy Louisiana recorded provisions for the expected outcome of the proceeding.

The settlement includes the establishment of a three-year formula rate plan for Entergy Gulf States Louisiana that, among other provisions, establishes an ROE mid-point of 10.65% for the initial three-year term of the plan and permits Entergy Gulf States Louisiana to recover incremental capacity costs outside of a traditional base rate proceeding. Under the formula rate plan, over- and under-earnings outside an allowed range of 9.9% to 11.4% will be allocated 60% to customers and 40% to Entergy Gulf States Louisiana. Entergy Gulf States Louisiana made its initial formula rate plan filing in June 2005. In addition, there is the potential to extend the formula rate plan beyond the initial three-year effective period by mutual agreement of the LPSC and Entergy Gulf States Louisiana.

Retail Rates - Electric

(Entergy Louisiana)

In May 2007, Entergy Louisiana made its formula rate plan filing with the LPSC for the 2006 test year, indicating a 7.6% return on common equity. The $6.9 million rate decrease anticipated in this original filing did not occur because securitization of storm costs associated with Hurricane Katrina and Hurricane Rita and the establishment of a storm reserve have not yet occurred. Entergy Louisiana is currently exploring its securitization options. The May 2007 filing also included Entergy Louisiana's request to recover $39.8 million in unrecovered fixed costs associated with the loss of customers that resulted from Hurricane Katrina and Hurricane Rita, which if approved by the LPSC would increase the return on common equity under the original filing to 9.4%, which is within the band of no change adjacent to the lower end of the sharing bandwidth. In September 2007, Entergy Louisiana modified its formula rate plan filing to reflect its implementation of certain adjustments proposed by the LPSC staff in its review of Entergy Louisiana's original filing with which Entergy Louisiana agreed, and to reflect its implementation of an $18.4 million annual formula rate plan rate increase comprised of (1) a $23.8 million increase representing 60% of Entergy Louisiana's revenue deficiency, and (2) a $5.4 million decrease for reduced incremental and deferred capacity costs. The LPSC authorized Entergy Louisiana to defer for accounting purposes the difference between its $39.8 million claim for unrecovered fixed costs and 60% of the revenue deficiency to preserve Entergy Louisiana's right to pursue that claim in full during the formula rate plan proceeding. In October 2007, Entergy Louisiana implemented a $7.1 million formula rate plan decrease that is due primarily to the reclassification of certain franchise fees from base rates to collection via a line item on customer bills pursuant to an LPSC order. The LPSC staff and intervenors have recommended disallowance of certain costs included in Entergy Louisiana's filing, including stock option costs and transmission restructuring costs. Entergy Louisiana disagrees with these proposed adjustments. Hearings in the 2006 test year formula rate plan proceedings are scheduled for August 2008.

In May 2006, Entergy Louisiana made its formula rate plan filing with the LPSC for the 2005 test year. Entergy Louisiana modified the filing in August 2006 to reflect a 9.45% return on equity which is within the allowed bandwidth. The modified filing includes an increase of $24.2 million for interim recovery of storm costs from Hurricanes Katrina and Rita and a $119.2 million rate increase to recover LPSC-approved incremental deferred and ongoing capacity costs. The filing requested recovery of approximately $50 million for the amortization of capacity deferrals over a three-year period, including carrying charges, and approximately $70 million for ongoing capacity costs. The increase was implemented, subject to refund, with the first billing cycle of September 2006. Entergy Louisiana subsequently updated its formula rate plan rider to reflect adjustments proposed by the LPSC Staff with which it agrees. The adjusted return on equity of 9.56% remains within the allowed bandwidth. Ongoing and deferred incremental capacity costs were reduced to $118.7 million. The updated formula rate plan rider was implemented, subject to refund, with the first billing cycle of October 2006. Resolution of this proceeding is still pending.

Entergy Louisiana made a rate filing with the LPSC requesting a base rate increase in January 2004. In May 2005 the LPSC approved a settlement that resulted in a net $0.8 million annual rate reduction. Entergy Louisiana reduced rates effective with the first billing cycle in July 2005. The May 2005 rate settlement includes the adoption of a three-year formula rate plan, the terms of which include an ROE mid-point of 10.25% for the initial three-year term of the plan and permit Entergy Louisiana to recover incremental capacity costs outside of a traditional base rate proceeding. Under the formula rate plan, over- and under-earnings outside an allowed regulatory range of 9.45% to 11.05% will be allocated 60% to customers and 40% to Entergy Louisiana. The initial formula rate plan filing was made in May 2006 as discussed above. In addition, there is the potential to extend the formula rate plan beyond the initial three-year effective period by mutual agreement of the LPSC and Entergy Louisiana.

Little Gypsy Repowering

In April 2007, Entergy Louisiana announced that it plans to pursue the solid fuel repowering of a 538 MW unit at its Little Gypsy plant.  Petroleum coke and coal will be the unit's primary fuel sources.  In July 2007, Entergy Louisiana filed with the LPSC for approval of the repowering project, and stated that it expects to spend $1.55 billion on the project. In addition to seeking a finding that the project is in the public interest, the filing with the LPSC asks that Entergy Louisiana be allowed to recover a portion of the project's financing costs during the construction period. Hearings were held in October 2007, and the LPSC approved the certification of the project in November 2007, subject to several conditions. One of the conditions is the development and approval of a construction monitoring plan. The approval allowed Entergy Louisiana to order equipment, such as boiler and piping components, so that components can be manufactured to keep the project on schedule. In December 2007, Entergy Louisiana signed a target cost contract with the engineering, procurement, and construction services contractor, and issued the contractor a notice to proceed with construction. A decision regarding whether to allow Entergy Louisiana to recover a portion of the project's financing costs during the construction period was deferred to Phase II of the proceedings. In December 2007, Entergy Louisiana filed testimony in the Phase II proceeding seeking financing cost recovery and proposing a procedure for synchronizing future base rate recovery by a formula rate plan or base rate filing of the project's non-fuel costs. Phase II hearings are scheduled to begin in May 2008. Entergy Louisiana expects the project to be completed in 2012.

(Entergy Gulf States Louisiana)

In May 2007, Entergy Gulf States Louisiana made its formula rate plan filing with the LPSC for the 2006 test year. The filing reflected a 10.0% return on common equity, which is within the allowed earnings bandwidth, and an anticipated formula rate plan decrease of $23 million annually attributable to adjustments outside of the formula rate plan sharing mechanism related to capacity costs and the anticipated securitization of storm costs related to Hurricane Katrina and Hurricane Rita and the securitization of a storm reserve. In September 2007, Entergy Gulf States Louisiana modified the formula rate plan filing to reflect a 10.07% return on common equity, which is still within the allowed bandwidth. The modified filing also reflected implementation of a $4.1 million rate increase, subject to refund, attributable to recovery of additional LPSC-approved incremental deferred and ongoing capacity costs. The rate decrease anticipated in the original filing did not occur because of the additional capacity costs approved by the LPSC, and because securitization of storm costs associated with Hurricane Katrina and Hurricane Rita and the establishment of a storm reserve have not yet occurred. Entergy Gulf States Louisiana is currently exploring its securitization options. In October 2007, Entergy Gulf States Louisiana implemented a $16.4 million formula rate plan decrease that is due to the reclassification of certain franchise fees from base rates to collection via a line item on customer bills pursuant to an LPSC order. The LPSC staff issued its final report in December 2007, indicating a $1.6 million decrease in formula rate plan revenues for which interim rates were already in effect. In addition, the LPSC staff recommended that the LPSC give a one-year extension of Entergy Gulf States Louisiana's formula rate plan to synchronize with the final year of Entergy Louisiana's formula rate plan, or alternatively, to extend the formula rate plan for a longer period. Entergy Gulf States Louisiana indicated it is amenable to a one-year extension. An uncontested stipulated settlement was filed in February 2008 that will leave the current base rates in place.

In May 2006, Entergy Gulf States Louisiana made its formula rate plan filing with the LPSC for the 2005 test year. Entergy Gulf States Louisiana modified the filing in August 2006 to reflect an 11.1% return on common equity which is within the allowed bandwidth. The modified filing includes a formula rate plan increase of $17.2 million annually that provides for 1) interim recovery of $10.5 million of storm costs from Hurricane Katrina and Hurricane Rita and 2) recovery of $6.7 million of LPSC-approved incremental deferred and ongoing capacity costs. The increase was implemented with the first billing cycle of September 2006. In May 2007 the LPSC approved a settlement between Entergy Gulf States Louisiana and the LPSC staff, affirming the rates that were implemented in September 2006.

In June 2005, Entergy Gulf States Louisiana made its formula rate plan filing with the LPSC for the test year ending December 31, 2004. In March 2006, the LPSC approved an uncontested stipulated settlement that included a revenue requirement increase of $36.8 million, including increases related to the formula rate plan 2004 test year revenue requirement and the capacity costs associated with the purchase of power from the Perryville power plant.

Retail Rates - Gas (Entergy Gulf States Louisiana)

In January 2008, Entergy Gulf States Louisiana filed with the LPSC its gas rate stabilization plan for the test year ending September 30, 2007.  The filing showed a revenue deficiency of $3.7 million based on a return on common equity mid-point of 10.5%.

In January 2007, Entergy Gulf States Louisiana filed with the LPSC its gas rate stabilization plan for the test year ending September 30, 2006.  The filing showed a revenue deficiency of $3.5 million based on a return on common equity mid-point of 10.5%.  In March 2007, Entergy Gulf States Louisiana filed a set of rate and rider schedules that reflected all proposed LPSC staff adjustments and implemented a $2.4 million base rate increase effective with the first billing cycle of April 2007 pursuant to the rate stabilization plan.

In January 2006, Entergy Gulf States Louisiana filed with the LPSC its gas rate stabilization plan. The filing showed a revenue deficiency of $4.1 million based on an ROE mid-point of 10.5%. In May 2006, Entergy Gulf States Louisiana implemented a $3.5 million rate increase pursuant to an uncontested agreement with the LPSC Staff.

In June 2005, the LPSC unanimously approved Entergy Gulf States Louisiana's proposed settlement that included a $5.8 million gas base rate increase effective the first billing cycle of July 2005 and a rate stabilization plan with an ROE mid-point of 10.5%.

Filings with the MPSC (Entergy Mississippi)

Formula Rate Plan Filings

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

In October 2006, the City Council approved a settlement agreement that resolves Entergy New Orleans' rate and storm-related rider filings by providing for phased-in rate increases, while taking into account with respect to storm restoration costs the anticipated receipt of CDBG funding as recommended by the Louisiana Recovery Authority. The settlement provides for a 0% increase in electric base rates through December 2007, with a $3.9 million increase implemented in January 2008. Recovery of all Grand Gulf costs through the fuel adjustment clause will continue. Gas base rates increased by $4.75 million in November 2006 and increased by additional $1.5 million in March 2007 and an additional $4.75 million in November 2007. The settlement calls for Entergy New Orleans to file a base rate case by July 31, 2008. The settlement agreement discontinues the formula rate plan and the generation performance-based plan but permits Entergy New Orleans to file an application to seek authority to implement formula rate plan mechanisms no sooner than six months following the effective date of the implementation of the base rates resulting from the July 31, 2008 base rate case. Any storm costs in excess of CDBG funding and insurance proceeds will be addressed in that base rate case. The settlement also authorizes a $75 million storm reserve for damage from future storms, which will be created over a ten-year period through a storm reserve rider beginning in March 2007. These storm reserve funds will be held in a restricted escrow account.

In January 2008, Entergy New Orleans voluntarily implemented a 6.15% base rate credit for electric customers, which Entergy New Orleans estimates will return $10.6 million to electric customers in 2008. Entergy New Orleans was able to implement this credit because the recovery of New Orleans after Hurricane Katrina has been occurring faster than expected.

Fuel Adjustment Clause Litigation

In April 1999, a group of ratepayers filed a complaint against Entergy New Orleans, Entergy Corporation, Entergy Services, and Entergy Power in state court in Orleans Parish purportedly on behalf of all Entergy New Orleans ratepayers. The plaintiffs seek treble damages for alleged injuries arising from the defendants' alleged violations of Louisiana's antitrust laws in connection with certain costs passed on to ratepayers in Entergy New Orleans' fuel adjustment filings with the City Council. In particular, plaintiffs allege that Entergy New Orleans improperly included certain costs in the calculation of fuel charges and that Entergy New Orleans imprudently purchased high-cost fuel or energy from other Entergy affiliates. Plaintiffs allege that Entergy New Orleans and the other defendant Entergy companies conspired to make these purchases to the detriment of Entergy New Orleans' ratepayers and to the benefit of Entergy's shareholders, in violation of Louisiana's antitrust laws. Plaintiffs also seek to recover interest and attorneys' fees. Entergy filed exceptions to the plaintiffs' allegations, asserting, among other things, that jurisdiction over these issues rests with the City Council and the FERC. In March 2004, the plaintiffs supplemented and amended their petition. If necessary, at the appropriate time, Entergy will also raise its defenses to the antitrust claims. The suit in state court was stayed by stipulation of the parties and order of the court pending review of the decision by the City Council in the proceeding discussed in the next paragraph. Subsequent to Entergy New Orleans' filing of a bankruptcy petition in September 2005 in the Eastern District of Louisiana, Entergy New Orleans filed a notice removing the class action lawsuit from the Civil District Court to the U.S. District Court for the Eastern District of Louisiana.

Plaintiffs also filed a corresponding complaint with the City Council in order to initiate a review by the City Council of the plaintiffs' allegations and to force restitution to ratepayers of all costs they allege were improperly and imprudently included in the fuel adjustment filings. Testimony was filed on behalf of the plaintiffs in this proceeding asserting, among other things, that Entergy New Orleans and other defendants have engaged in fuel procurement and power purchasing practices and included costs in Entergy New Orleans' fuel adjustment that could have resulted in Entergy New Orleans customers being overcharged by more than $100 million over a period of years. Hearings were held in February and March 2002. In February 2004, the City Council approved a resolution that resulted in a refund to customers of $11.3 million, including interest, during the months of June through September 2004. The resolution concludes, among other things, that the record does not support an allegation that Entergy New Orleans' actions or inactions, either alone or in concert with Entergy Corporation or any of its affiliates, constituted a misrepresentation or a suppression of the truth made in order to obtain an unjust advantage of Entergy New Orleans, or to cause loss, inconvenience or harm to its ratepayers. Management believes that it has adequately provided for the liability associated with this proceeding. The plaintiffs appealed the City Council resolution to the state courts. On May 26, 2005, the Civil District Court for the Parish of Orleans affirmed the City Council resolution, finding no support for the plaintiffs' claim that the refund amount should be higher. In June 2005, the plaintiffs appealed the Civil District Court decision to the Louisiana Fourth Circuit Court of Appeal. The court of appeal held an oral argument in September 2006.  On February 25, 2008, the Fourth Circuit Court of Appeal issued a decision affirming in part, and reversing in part, the Civil District Court's decision.  Although the Fourth Circuit Court of Appeal did not reverse any of the substantive findings and conclusions of the City Council or the Civil District Court, the Fourth Circuit found that the amount of damages awarded was arbitrary and capricious and increased the amount of damages to $34.3 million.  Entergy New Orleans believes that the increase in damages ordered by the Fourth Circuit is not justified. Entergy New Orleans is continuing to review and evaluate this decision and is considering its options for requesting rehearing, a writ application to or other review by the Louisiana Supreme Court, recourse to the federal courts, and other potential avenues for relief.

In the Entergy New Orleans bankruptcy proceeding, the named plaintiffs in the Entergy New Orleans fuel clause lawsuit, together with the named plaintiffs in the Entergy New Orleans rate of return lawsuit, filed a Complaint for Declaratory Judgment asking the court to declare that Entergy New Orleans, Entergy Corporation, and Entergy Services are a single business enterprise, and, as such, are liable in solido with Entergy New Orleans for any claims asserted in the Entergy New Orleans fuel adjustment clause lawsuit and the Entergy New Orleans rate of return lawsuit, and, alternatively, that the automatic stay be lifted to permit the movants to pursue the same relief in state court.  The bankruptcy court dismissed the action on April 26, 2006. The matter was appealed to the U.S. District Court for the Eastern District of Louisiana, and the district court affirmed the dismissal in October 2006, but on different grounds, concluding that the lawsuit was premature. In Entergy New Orleans' plan of reorganization that was confirmed by the bankruptcy court in May 2007, the plaintiffs' claims are treated as unimpaired "Litigation Claims," which will "ride through" the bankruptcy proceeding, with any legal, equitable and contractual rights to which the plaintiffs' Litigation Claim entitles the plaintiffs unaltered by the plan of reorganization.

Upon confirmation in May 2007 of Entergy New Orleans' plan of reorganization, the automatic bankruptcy stay of the state court class action lawsuit was lifted. The stay ordered by the state court that was agreed upon by the parties (pending completion of the review of the decision by the City Council), however, remains in place. In September 2007 the plaintiffs moved to lift or modify that stay so that the lawsuit could proceed in full or, alternatively, could proceed against the defendants other than Entergy New Orleans. The defendants opposed the motion, arguing that exhaustion of review of the City Council decision is required before the class action lawsuit could or should proceed. At the hearing on the plaintiffs' motion to lift or modify the stay, the court inquired as to whether it retained jurisdiction over the matter after confirmation of Entergy New Orleans' bankruptcy plan or whether it should equitably remand the case to Civil District Court. The court ordered the parties to brief this issue, which would be decided together with the plaintiffs' motion to lift or modify the stay. On February 13, 2008, the federal court held that it would exercise its discretion to equitably remand the matter to the Orleans Parish Civil District Court. It did not rule on the motion to lift or modify the stay and deferred such ruling to the state court.

Electric Industry Restructuring in Texas

In June 2005, a Texas law was enacted which provides that:

  Entergy Gulf States, Inc. was authorized by law to proceed with a jurisdictional separation into two vertically integrated utilities, one subject to the sole retail jurisdiction of the LPSC and one subject to the sole retail jurisdiction of the PUCT;
  the portions of all prior PUCT orders requiring Entergy Texas to comply with any provisions of Texas law governing transition to retail competition are void;
  Entergy Texas had to file a plan by January 1, 2006, identifying the power region(s) to be considered for certification and the steps and schedule to achieve certification (additional discussion below);
  Entergy Texas had to file a transition to competition plan no later than January 1, 2007 (additional discussion below), that addressed how Entergy Texas intended to mitigate market power and achieve full customer choice, including potential construction of additional transmission facilities, generation auctions, generation capacity divestiture, reinstatement of a customer choice pilot project, establishment of a price to beat, and other measures;
  Entergy Texas' rates are subject to cost-of-service regulation until retail customer choice is implemented;
  Entergy Texas could not file a general base rate case before June 30, 2007, with rates to be effective no earlier than June 30, 2008, but could seek before then the recovery of certain incremental purchased power capacity costs, adjusted for load growth, not in excess of five percent of its annual base rate revenues (as discussed above in "Deferred Fuel Costs," in December 2005 Entergy Texas implemented a PUCT-approved annual incremental purchased capacity recovery rider); and
  Entergy Texas may recover over a period not to exceed 15 years reasonable and necessary transition to competition costs incurred before the effective date of the legislation and not previously recovered, with appropriate carrying charges (as discussed above in "Filings with the PUCT and Texas Cities," in March 2006, Entergy Texas implemented PUCT-approved rates for recovery of its transition to competition costs).

Entergy Texas made the January 2006 filing regarding the identification of power region(s) required by the 2005 legislation, and based on the statutory requirements for the certification of a qualified power region (QPR), previous PUCT rulings, and Entergy Texas' geographical location, Entergy Texas identified three potential power regions:

  Electric Reliability Council of Texas (ERCOT) as the power region and Independent Organization (IO);
  Southwest Power Pool (SPP) as the power region and IO; and
  the Entergy market as the power region and the Independent Coordinator of Transmission (ICT) as the IO.

Based on previous rulings of the PUCT, and absent reconsideration of those rulings, Entergy Texas believes that the third alternative, an ICT operating in Entergy's market area, is not likely to be a viable QPR alternative at this time. Accordingly, while noting this alternative, Entergy Texas' January 2006 filing focused on the first two alternatives, which were expected to meet the statutory requirements for certification so long as certain key implementation issues could be resolved. Entergy Texas' filing enumerated and discussed the corresponding steps and included a high-level schedule associated with certifying either of these two power regions.

Entergy Texas' filing did not make a recommendation between ERCOT and the SPP as a power region. Rather, the filing discussed the major issues that must be resolved for either of those alternatives to be implemented. In the case of ERCOT, the major issue is the cost and time related to the construction of facilities to interconnect Entergy Texas' operations with ERCOT, while addressing the interest of Entergy Texas' retail customers and certain wholesale customers in access to generation outside of Texas. With respect to the SPP, the major issue is the development of protocols that would ultimately be necessary to implement retail open access. Entergy Texas recommended that the PUCT open a project for the purpose of involving stakeholders in the selection of the single power region that Entergy Texas should request for certification. In August 2006, the PUCT staff recommended that Entergy Texas be required to provide additional information on both the ERCOT option and the SPP option. The PUCT accepted the PUCT staff's recommendation and stated the need for a "robust record" to make a decision on the applicable power region.

As required by the June 2005 legislation, Entergy Texas filed its proposed transition to competition plan in December 2006. The plan provides that to achieve full customer choice, Entergy Texas should join ERCOT because ERCOT already has all of the prerequisites for retail choice. Pursuant to PUCT order, in June 2007 Entergy Texas filed a restatement of the plan, in which Entergy Texas requested that the PUCT approve a "Financial Stability Provision" that is designed to ensure that Entergy Texas' proposed integration with ERCOT will not, during the necessary construction period, cause deterioration of its credit quality and financial strength. The June 2007 filing also proposed a rule making process to implement the Financial Stability Provision and to consider the construction and ownership of necessary ERCOT integration facilities by third parties. The filing also eliminated from the plan certain provisions whereby Entergy Texas had the ability in its sole discretion to cease pursuit of the plan. Under Entergy Texas' plan, retail open access could commence as early as 2013, although that is unlikely given the PUCT's decision described below. Entergy Texas' plan included an estimate that direct construction costs for facilities to interconnect Entergy Texas' operations with ERCOT could be approximately $1 billion. PUCT hearings on Entergy Texas' plan were completed in July 2007. In October 2007, the PUCT abated the proceeding to allow the Southwest Power Pool (SPP) to develop additional information about the costs and benefits of Entergy Texas joining the SPP similar to information presented regarding Entergy Texas joining ERCOT. The SPP filed a work plan that estimates that it will take nine months to develop this type of information. Entergy Texas filed a motion for reconsideration, in which it asked the PUCT to also allow for an update to the ERCOT cost study. In a November 2007 order clarifying its order that abated the docket, the PUCT approved the SPP's work plan, ordered Entergy Texas to provide an updated analysis of the costs and benefits of remaining in the SERC Reliability Corporation, but deferred Entergy Texas' request to allow for an update to the ERCOT cost study.

In December 2006, the PUCT asked for parties to brief the effects of the 2005 legislation on the competition dockets of Entergy Texas, most notably, the settlement that the parties entered with respect to the unbundling of Entergy Texas for retail open access. Finding that the 2005 legislation now provides the mechanism by which Entergy Texas will transition to competition, the PUCT, on February 1, 2007, dismissed Entergy Texas' unbundled cost of service proceeding. After analyzing the PUCT's decision, Entergy Texas recorded a provision for its estimated exposure related to certain past fuel cost recoveries that may be credited to customers.

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

NOTE 3. INCOME TAXES (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

Income tax expenses from continuing operations for 2007, 2006, and 2005 for Entergy Corporation and subsidiaries consist of the following:
	2007	2006	2005
	(In Thousands)
Current:
Federal	($1,379,288)	($266,464)	($306,524)
Foreign	316	64	13,290
State	27,174	(74,319)	(27,212)
Total	(1,351,798)	(340,719)	(320,446)
Deferred - net	1,884,383	801,745	898,384
Investment tax credit
adjustments - net	(18,168)	(17,982)	(18,654)
Income tax expense from continuing operations	$514,417	$443,044	$559,284

Income tax expenses for 2007, 2006, and 2005 for Entergy's Registrant Subsidiaries consist of the following:

2007	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	System Energy
	(In Thousands)
Current:
Federal	($464,280)	($306,133)	$153,083	($49,810)	($20,779)	($273,310)
State	13,173	14,454	35,884	8,576	1,663	2,463
Total	(451,107)	(291,679)	188,967	(41,234)	(19,116)	(270,847)
Deferred - net	540,750	421,149	(102,246)	78,397	32,978	319,773
Investment tax credit
adjustments - net	(4,005)	(5,769)	(3,227)	(1,313)	(356)	(3,479)
Recorded income tax expense	$85,638	$123,701	$83,494	$35,850	$13,506	$45,447

2006	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	System Energy
	(In Thousands)
Current:
Federal	($10,181)	($87,515)	($134,141)	$4,208	($33,283)	($28,332)
State	4,864	(15,553)	(22,874)	7,024	(500)	(142)
Total	(5,317)	(103,068)	(157,015)	11,232	(33,783)	(28,474)
Deferred - net	66,333	215,877	238,581	18,661	39,258	86,482
Investment tax credit
adjustments - net	(4,192)	(5,742)	(3,228)	(1,326)	(424)	(3,479)
Recorded income tax expense	$56,824	$107,067	$78,338	$28,567	$5,051	$54,529

2005	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	System Energy
	(In Thousands)
Current:
Federal	($5,534)	($256,561)	($38,109)	($115,504)	($141,249)	$171,318
State	36	(37,962)	10,249	(8,547)	(13,115)	10,566
Total	(5,498)	(294,523)	(27,860)	(124,051)	(154,364)	181,884
Deferred - net	106,899	410,500	128,370	159,332	156,581	(109,065)
Investment tax credit
adjustments - net	(4,452)	(5,707)	(3,691)	(1,329)	(427)	(3,476)
Recorded income tax expense	$96,949	$110,270	$96,819	$33,952	$1,790	$69,343

Total income taxes from continuing operations for Entergy Corporation and subsidiaries differ from the amounts computed by applying the statutory income tax rate to income before taxes. The reasons for the differences for the years 2007, 2006, and 2005 are:

	2007	2006	2005
	(In Thousands)

Consolidated net income	$1,134,849	$1,132,602	$898,331
Discontinued operations (net of income tax of $67 and ($24,051) in 2006 and 2005, respectively)	-	496	44,794
Preferred dividend requirements	25,105	27,783	25,427
Income before preferred stock dividends of subsidiaries	1,159,954	1,160,881	968,552
Income taxes before discontinued operations	514,417	443,044	559,284
Pretax income	$1,674,371	$1,603,925	$1,527,836

Computed at statutory rate (35%)	$586,030	$561,374	$534,743
Increases (reductions) in tax
resulting from:
State income taxes net of
federal income tax effect	31,066	44,230	44,282
Regulatory differences-
utility plant items	50,070	50,211	28,983
Amortization of investment
tax credits	(17,612)	(17,460)	(18,691)
Decommissioning trust fund basis	(35,684)	-	-
Capital gains (losses)	7,126	(79,427)	(792)
Flow-through/permanent
differences	(49,609)	(52,866)	(23,618)
Tax reserves	(25,821)	(53,610)	-
Valuation allowance	(8,676)	22,300	-
Other - net	(22,473)	(31,708)	(5,623)
Total income taxes as reported from continuing operations	$514,417	$443,044	$559,284

Effective Income Tax Rate	30.7%	27.6%	36.6%

The capital loss for 2006 includes a loss for tax purposes recorded in the fourth quarter 2006 resulting from the liquidation of Entergy Power International Holdings, Entergy's holding company for Entergy-Koch, LP. The $79.4 million tax benefit is net of other capital gains.

Total income taxes for the Registrant Subsidiaries differ from the amounts computed by applying the statutory income tax rate to income before taxes. The reasons for the differences for the years 2007, 2006, and 2005 are:

2007	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	System Energy
	(In Thousands)

Net income	$139,111	$192,779	$143,337	$72,106	$24,582	$136,080
Income taxes	85,638	123,701	83,494	35,850	13,506	45,447
Pretax income	$224,749	$316,480	$226,831	$107,956	$38,088	$181,527

Computed at statutory rate (35%)	$78,662	$110,768	$79,391	$37,785	$13,331	$63,534
Increases (reductions) in tax
Resulting from:
State income taxes net of
federal income tax effect	10,651	8,294	9,718	3,513	1,486	6,497
Regulatory differences -
utility plant items	18,109	15,688	9,828	125	1,058	9,675
Amortization of investment
tax credits	(3,984)	(5,314)	(3,192)	(1,296)	(346)	(3,480)
Flow-through/permanent
differences	(14,502)	(5,993)	(7,495)	(2,400)	(906)	(3,165)
Benefit of Entergy Corporation expenses	-	-	-	-	-	(28,943)
Other - net	(3,298)	258	(4,756)	(1,877)	(1,117)	1,329
Total income taxes	$85,638	$123,701	$83,494	$35,850	$13,506	$45,447

Effective Income Tax Rate	38.1%	39.1%	36.8%	33.2%	35.5%	25.0%

2006	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	System Energy
	(In Thousands)

Net income	$173,154	$211,987	$137,618	$52,285	$5,344	$140,259
Income taxes	56,824	107,067	78,338	28,567	5,051	54,529
Pretax income	$229,978	$319,054	$215,956	$80,852	$10,395	$194,788

Computed at statutory rate (35%)	$80,492	$111,669	$75,585	$28,298	$3,638	$68,175
Increases (reductions) in tax
resulting from:
State income taxes net of
federal income tax effect	7,047	7,997	(1,358)	1,844	422	7,086
Regulatory differences -
utility plant items	17,326	7,531	12,161	(1,103)	3,842	10,005
Amortization of investment
tax credits	(4,164)	(5,316)	(3,192)	(1,308)	(409)	(3,480)
Flow-through/permanent
differences	(38,024)	(9,088)	(7,055)	(2,245)	(1,284)	(1,229)
Benefit of Entergy Corporation expenses	-	-	-	-	-	(32,041)
Other - net	(5,853)	(5,726)	2,197	3,081	(1,158)	6,013
Total income taxes	$56,824	$107,067	$78,338	$28,567	$5,051	$54,529

Effective Income Tax Rate	24.7%	33.6%	36.3%	35.3%	48.6%	28.0%

The flow-through/permanent differences for Entergy Arkansas in 2006 primarily result from the regulatory and tax accounting applied to its pension payments.

2005	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	System Energy
	(In Thousands)

Net income	$174,634	$206,496	$128,081	$62,103	$1,251	$111,644
Income taxes	96,949	110,270	96,819	33,952	1,790	69,343
Pretax income	$271,583	$316,766	$224,900	$96,055	$3,041	$180,987

Computed at statutory rate (35%)	$95,054	$110,868	$78,715	$33,619	$1,064	$63,345
Increases (reductions) in tax
resulting from:
State income taxes net of
federal income tax effect	11,318	10,204	7,213	3,154	221	6,567
Regulatory differences -
utility plant items	540	5,087	11,135	255	2,441	9,525
Amortization of investment
tax credits	(4,452)	(5,316)	(3,691)	(1,332)	(424)	(3,476)
Flow-through/permanent
differences	(3,148)	(8,843)	(4,420)	(1,344)	(1,439)	(6,626)
Other - net	(2,363)	(1,730)	7,867	(400)	(73)	8
Total income taxes	$96,949	$110,270	$96,819	$33,952	$1,790	$69,343

Effective Income Tax Rate	35.7%	34.8%	43.0%	35.3%	58.9%	38.3%

Significant components of net deferred and noncurrent accrued tax liabilities for Entergy Corporation and subsidiaries as of December 31, 2007 and 2006 are as follows:

	2007	2006
	(In Thousands)
Deferred and Noncurrent Accrued Tax Liabilities:
Net regulatory assets/liabilities	($838,507)	($1,334,341)
Plant-related basis differences	(5,920,881)	(5,992,434)
Power purchase agreements	(935,876)	(1,755,345)
Nuclear decommissioning trusts	(885,411)	(915,380)
Other	(336,809)	(615,371)
Total	(8,917,484)	(10,612,871)

Deferred Tax Assets:
Accumulated deferred investment
tax credit	130,609	118,990
Capital losses	161,793	256,089
Net operating loss carryforwards	405,640	2,002,541
Sale and leaseback	248,660	242,630
Unbilled/deferred revenues	24,567	39,566
Pension-related items	378,103	790,383
Reserve for regulatory adjustments	76,252	114,451
Customer deposits	76,317	77,166
Nuclear decommissioning liabilities	756,990	790,052
Other	391,603	405,490
Valuation allowance	(74,612)	(33,507)
Total	2,575,922	4,803,851

Net deferred and noncurrent accrued tax liability	($6,341,562)	($5,809,020)

At December 31, 2007, Entergy had $453.6 million in net realized federal capital loss carryforwards that will expire as follows: $122.7 million in 2008, $42.8 million in 2009, $263.1 million in 2011, and $25.0 million in 2012.

At December 31, 2007, Entergy had estimated federal net operating loss carryforwards of $798.8 million primarily resulting from changes in tax accounting methods relating to (a) the Registrant Subsidiaries' calculation of cost of goods sold, (b) Non-Utility Nuclear's 2005 mark-to-market tax accounting election, and (c) losses due to Hurricane Rita. Both tax accounting method changes produce temporary book tax differences, which will reverse in the future. If the federal net operating loss carryforwards are not utilized, they will expire in the years 2023 through 2027.

At December 31, 2007, Entergy had estimated state net operating loss carryforwards of $2.4 billion, primarily resulting from Entergy Louisiana Holdings' 2001 mark-to-market tax election, the Utility companies' change in method of accounting for tax purposes related to cost of goods sold, and Non-Utility Nuclear's 2005 mark-to-market tax accounting election. If the state net operating loss carryforwards are not utilized, they will expire in the years 2008 through 2022.

On March 13, 2007, the Vermont Department of Taxes issued Technical Bulletin 35 explaining the Department of Taxes' interpretation of the treatment of net operating losses under Vermont's 2005, Act 207 (Act 207) which required unitary combined reporting effective January 1, 2006. On January 7, 2008, the Vermont Department of Taxes issued Technical Bulletin 40 explaining the Department of Taxes' interpretation of the conversion of federal net operating losses to Vermont net operating losses under Act 207. The guidance in Technical Bulletin 35 was utilized to determine that Entergy would have approximately $272 million of Vermont net operating loss available to offset future Vermont taxable income. Entergy believes that its estimate determined under Technical Bulletin 35 is materially accurate. With the issuance of Technical Bulletin 40, Entergy is evaluating the impact of the Department of Taxes' most recent guidance on the estimate of the available Vermont net operating loss. The conversion from separate entity reporting to unitary combined reporting was a significant change in Vermont tax law.

For 2007 and 2006, valuation allowances are provided against federal and state capital loss carryforwards, and certain state net operating loss carryforwards.

Significant components of net deferred and long-term accrued tax liabilities for the Registrant Subsidiaries as of December 31, 2007 and 2006 are as follows:
2007	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	System Energy
	(In Thousands)

Deferred and Long-term Accrued Tax Liabilities:
Net regulatory assets/liabilities	($126,614)	($319,657)	($119,864)	($63,416)	$70,856	($218,310)
Plant-related basis differences - net	(1,276,082)	(1,229,790)	(1,001,470)	(499,891)	(162,026)	(378,641)
Power purchase agreements	(10,799)	-	(792,211)	-	-	-
Deferred fuel	(45,087)	(3,314)	(6,779)	(3,103)	(4,062)	(5,349)
Nuclear decommissioning trusts	(165,236)	(69,089)	(95,079)	-	-	(125,099)
Other	(69,285)	21,072	(54,178)	(22,785)	(7,866)	12,164
Total	(1,693,103)	(1,600,778)	(2,069,581)	(589,195)	(103,098)	(715,235)

Deferred Tax Assets:
Accumulated deferred investment tax credit	21,912	36,843	33,108	3,729	1,081	24,933
Sale and leaseback	-	-	90,223	-	-	158,437
Purchased power agreements	-	-	-	-	-	51,029
NOL carryforward	20,183	119,193	-	-	13,300	999
Unbilled/Deferred revenues	10,607	(10,256)	5,062	(5,452)	-	-
Pension-related items	34,266	52,185	35,890	29,271	(24,644)	7,985
Reserve for regulatory adjustments	-	80,259	-	-	-	-
Rate refund	1,150	-	103	-	27	-
Customer deposits	9,997	34,385	16,804	15,014	117	-
Nuclear decommissioning liabilities	208,065	75,954	88,247	-	-	144,134
Other	29,635	14,585	11,943	18,850	(3,266)	8,233
Total	335,815	403,148	281,380	61,412	(13,385)	395,750

Net deferred tax liability	($1,357,288)	($1,197,630)	($1,788,201)	($527,783)	($116,483)	($319,485)

2006	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	System Energy
	(In Thousands)

Deferred and Long-term Accrued Tax Liabilities:
Net regulatory assets/liabilities	($230,946)	($535,242)	($154,836)	($66,643)	$50,489	($217,394)
Plant-related basis differences - net	(1,283,165)	(1,716,700)	(1,110,307)	(456,210)	(253,782)	(480,188)
Power purchase agreements	-	-	(848,723)	-	-	-
Deferred fuel	(855)	(44,977)	(43,986)	(24,176)	(7,727)	(1,930)
Nuclear decommissioning trusts	(155,319)	(63,131)	(80,395)	-	-	(112,134)
Other	(87,412)	(29,710)	(112,203)	(53,019)	(1,333)	(8,917)
Total	(1,757,697)	(2,389,760)	(2,350,450)	(600,048)	(212,353)	(820,563)

Deferred Tax Assets:
Accumulated deferred investment tax credit	23,473	30,691	34,339	4,225	1,215	26,262
Sale and leaseback	-	-	88,646	-	-	153,984
Purchased power agreements	-	-	-	-	-	95,598
NOL carryforward	150,055	217,430	127,289	17,001	68,515	-
Unbilled/Deferred revenues	6,175	27,379	-	4,349	-	-
Pension-related items	127,222	93,772	93,666	33,363	33,008	19,099
Reserve for regulatory adjustments	-	114,451	-	-	-	-
Rate refund	-	88	-	-	-	67,273
Customer deposits	10,580	34,758	16,804	15,024	273	-
Nuclear decommissioning liabilities	195,325	69,694	90,999	-	-	134,298
Other	20,244	18,388	38,781	5,565	7,533	17,530
Total	533,074	606,651	490,524	79,527	110,544	514,044

Net deferred tax liability	($1,224,623)	($1,783,109)	($1,859,926)	($520,521)	($101,809)	($306,519)
As of December 31, 2007, estimated federal net operating loss carryforwards were $340.6 million for Entergy Gulf States Louisiana and $2.9 million for System Energy, primarily resulting from a change in tax accounting method relating to the calculation of cost of goods sold and losses due to Hurricane Rita. The tax accounting method change produces temporary book tax differences, which will reverse in the future. If the federal net operating loss carryforwards are not utilized, they will expire in the years 2024 through 2026.

As of December 31, 2007, estimated state net operating loss carryforwards were $310.5 million for Entergy Arkansas and $248.6 million for Entergy New Orleans. Entergy Louisiana's deferred tax balances reflect the effects of Entergy Louisiana's tax sharing agreement with its parent, Entergy Louisiana Holdings. If the state net operating loss carryforwards are not utilized, they will expire in the years 2009 through 2010 for Entergy Arkansas and 2018 through 2021 for Entergy New Orleans.

Income Tax Audits and Litigation

Entergy or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. With few exceptions, as discussed below, Entergy is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by taxing authorities for years before 2004.

Entergy entered into an agreement with the IRS Appeals Division in the second quarter 2007 to partially settle tax years 1999 - 2001. Entergy will litigate the following issues that it is not settling:

  The ability to credit the U.K. Windfall Tax against U.S. tax as a foreign tax credit - Entergy expects that the total tax to be included in IRS Notices of Deficiency already issued and to be issued in the future on this issue will be $152 million. The U.K. Windfall Tax relates to Entergy's former investment in London Electricity. The tax and interest associated with this issue total $216 million for all open tax years.
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
  The allowance of depreciation deductions that resulted from Entergy's purchase price allocations on its acquisitions of its nuclear power plants - Entergy expects that the total tax to be included in IRS Notices of Deficiency already issued and to be issued in the future on this issue will be $34 million. The federal and state tax and interest associated with this issue total $40 million for all open tax years.

On February 21, 2008, the IRS issued the Statutory Notice of Deficiency relative to the above issues. As stated above, Entergy will pursue these issues in court.

The U.K. Windfall Tax and street lighting issues are already docketed in U.S. Tax Court for tax years 1997 and 1998 with a trial date set in the second quarter 2008.

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

The agreement on overhead allocation methodology related to the Registrant Subsidiaries' 2003 filing of a change in tax accounting method for the allocation of "mixed service costs" to self-produced assets. Entergy reached a settlement agreement sustaining approximately $700 million of the Registrant Subsidiaries' deductions related to the method change for the year ended December 31, 2003.

As Entergy has a consolidated net operating loss for 2003, these adjustments have the effect of reducing the consolidated net operating loss carryover and do not require a payment to the IRS at this time. The settlement did not have a material impact on the Registrant Subsidiaries' earnings. Proposed IRS regulations, effective in year 2005, could substantially reduce the benefit of the 2003 settlement.

Subsequently, Entergy filed an amended 2004 tax return which capitalized $2.8 billion of costs to inventory. These costs are not part of the settlement agreement with the IRS and are subject to IRS scrutiny. Overall, on a consolidated basis, using a with and without methodology, there has been an estimated $20 million state cash tax benefit, but only a $2 million federal cash tax benefit from the cost of goods sold method changes. On a separate company basis, however, Entergy currently estimates the cumulative federal and state cash tax benefit through 2007 to be $303 million at Entergy Arkansas; $253 million at System Energy; $25 million at Entergy Mississippi; and $4 million at Entergy Louisiana. The estimates of cumulative cash tax benefit are dependent on the outcome of several tax items (including mark to market elections and storm cost deductions). Should these other items fail to be sustained on audit, the estimated cash tax impact of these tax accounting method changes for cost of goods sold would be significantly greater. Were the IRS to successfully deny the use of Entergy's tax accounting method for cost of goods sold, the companies would have to pay back under Entergy's intercompany tax allocation agreement the benefits received.

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

The IRS commenced an examination of Entergy's 2004 and 2005 U.S. income tax returns in the fourth quarter 2007. As of December 31, 2007, the IRS has not proposed any adjustments to Entergy's computation of tax for those years.

Entergy has $237 million in deposits on account with the IRS to cover its uncertain tax positions.

FASB Interpretation No. 48

FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48) was issued in July 2006. FIN 48 establishes a "more-likely-than-not" recognition threshold that must be met before a tax benefit can be recognized in the financial statements. If a tax deduction is taken on a tax return, but does not meet the more-likely-than-not recognition threshold, an increase in income tax liability, above what is payable on the tax return, is required to be recorded. Entergy and the Registrant Subsidiaries adopted the provisions of FIN 48, on January 1, 2007. As a result of the implementation of FIN 48, Entergy recognized an increase in the liability for unrecognized tax benefits of approximately $5 million, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. A reconciliation of Entergy's beginning and ending amount of unrecognized tax benefits is as follows (in thousands):
Balance at January 1, 2007 upon implementation	$1,977,001
Additions based on tax positions related to the current year	142,827
Additions for tax positions of prior years	670,385
Reductions for tax positions of prior years	(564,162)
Settlements	(102,485)
Lapse of statute of limitations	(1,938)
Balance at December 31, 2007	$2,121,628

A reconciliation of the Registrant Subsidiaries' beginning and ending amount of unrecognized tax benefits is as follows:

 9;

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	System Energy
	(In Thousands)
Balance at January 1, 2007 upon implementation	$151,273	$193,309	$59,073	$45,570	$20,423	$174,093
Additions based on tax positions related to the current year	152	813	3	19,106	25,873	1,184
Additions for tax positions of prior years	115,440	126,973	20,798	4,133	1,180	48,289
Reductions for tax positions of prior years	(28,554)	(23,825)	(28,031)	(13,509)	(2,361)	(41,918)
Settlements	4,874	(25,551)	231	9,630	184	(45,818)
Allocated to Entergy Texas in jurisdictional separation	-	(86,732)	-	-	-	-
Balance at December 31, 2007	$243,185	$184,987	$52,074	$64,930	$45,299	$135,830

Included in the December 31, 2007 balance of unrecognized tax benefits are $1.9 billion of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the effect of deferred tax accounting, other than on interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective income tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. Entergy's December 31, 2007 balance of unrecognized tax benefits includes $242 million which could affect the effective income tax rate. Entergy accrues interest and penalties expenses related to unrecognized tax benefits in income tax expense. Entergy's December 31, 2007 balance of unrecognized tax benefits includes approximately $50 million accrued for the possible payment of interest and penalties.

The Registrant Subsidiaries' balances of unrecognized tax benefits included amounts that could affect the effective income tax rate as follows:

	January 1, 2007	December 31, 2007
	(In Millions)

Entergy Arkansas	$0.8	($1.6)
Entergy Gulf States Louisiana	$3.6	$1.3
Entergy Louisiana	$1.2	$0.7
Entergy Mississippi	$3.4	$1.8
Entergy New Orleans	$1.4	$0.5
System Energy	$1.7	$3.0

The Registrant Subsidiaries accrue interest and penalties related to unrecognized tax benefits in income tax expense. Included in the balances of unrecognized tax benefits were accruals for the possible payment of interest and penalty as follows:
	January 1, 2007	December 31, 2007
	(In Millions)

Entergy Arkansas	$1.6	$1.4
Entergy Gulf States Louisiana	$4.0	$0.9
Entergy Louisiana	$0.8	$-
Entergy Mississippi	$3.9	$1.7
Entergy New Orleans	$0.9	$0.5
System Energy	$0.8	$2.7

Entergy and the Registrant Subsidiaries do not expect that total unrecognized tax benefits will significantly change within the next twelve months; however, the results of audit settlements and pending litigation could result in changes to this total. Entergy is unable to predict or quantify any changes at this time.

NOTE 4. REVOLVING CREDIT FACILITIES, LINES OF CREDIT AND SHORT-TERM BORROWINGS (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

Entergy Corporation has in place a five-year credit facility, which expires in August 2012 and has a borrowing capacity of $3.5 billion. Entergy Corporation also has the ability to issue letters of credit against the total borrowing capacity of the credit facility. The facility fee is currently 0.09% of the commitment amount. Facility fees and interest rates on loans under the credit facility can fluctuate depending on the senior unsecured debt ratings of Entergy Corporation. The weighted average interest rate as of December 31, 2007 was 5.524% on the drawn portion of the facility. Following is a summary of the borrowings outstanding and capacity available under the facility as of December 31, 2007.

Capacity	Borrowings	Letters of Credit	Capacity Available
(In Millions)

$3,500	$2,251	$69	$1,180

Entergy Corporation's facility requires it to maintain a consolidated debt ratio of 65% or less of its total capitalization. If Entergy fails to meet this ratio, or if Entergy or one of the Registrant Subsidiaries (except Entergy New Orleans) defaults on other indebtedness or is in bankruptcy or insolvency proceedings, an acceleration of the facility maturity date may occur.

Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, and Entergy Texas each had credit facilities available as of December 31, 2007 as follows (except for the Entergy Texas facility, which is expected to become available in March 2008 after the fulfillment of certain closing conditions):
Company	Expiration Date	Amount of Facility	Interest Rate (a)	Amount Drawn as of Dec. 31, 2007

Entergy Arkansas	April 2008	$100 million (b)	6.75%	-
Entergy Gulf States Louisiana	August 2012	$100 million (c)	5.025%	-
Entergy Louisiana	August 2012	$200 million (d)	4.96%	-
Entergy Mississippi	May 2008	$30 million (e)	5.85%	-
Entergy Mississippi	May 2008	$20 million (e)	5.85%	-
Entergy Texas	August 2012	$100 million (f)	5.025%	-

(a)	The interest rate is the weighted average interest rate as of December 31, 2007 that would be applied to the outstanding borrowings under the facility.
(b)	The credit facility requires Entergy Arkansas to maintain a total shareholders' equity of at least 25% of its total assets.
(c)

The credit facility allows Entergy Gulf States Louisiana to issue letters of credit against the borrowing capacity of the facility. As of December 31, 2007, no letters of credit were outstanding. The credit facility requires Entergy Gulf States Louisiana to maintain a consolidated debt ratio of 65% or less of its total capitalization. Pursuant to the terms of the credit agreement, the amount of debt assumed by Entergy Texas is excluded from debt and capitalization in calculating the debt ratio.

(d)

The credit facility allows Entergy Louisiana to issue letters of credit against the borrowing capacity of the facility. As of December 31, 2007, no letters of credit were outstanding. The credit agreement requires Entergy Louisiana to maintain a consolidated debt ratio of 65% or less of its total capitalization.

(e)	Borrowings under the Entergy Mississippi credit facilities may be secured by a security interest in its accounts receivable.
(f)

The credit facility allows Entergy Texas to issue letters of credit against the borrowing capacity of the facility. As of December 31, 2007, no letters of credit were outstanding. The credit facility requires Entergy Texas to maintain a consolidated debt ratio of 65% or less of its total capitalization. Pursuant to the terms of the credit agreement, the transition bonds issued by Entergy Gulf States Reconstruction Funding I, LLC are excluded from debt and capitalization in calculating the debt ratio.

The facility fees on the credit facilities range from 0.09% to 0.15% of the commitment amount.

In August 2007, Entergy Gulf States, Inc. entered into a $200 million, 5-year bank credit facility, with the ability to issue letters of credit against the facility. As of December 31, 2007, the Entergy Gulf States, Inc. credit facility split into the two separate credit facilities shown above, a $100 million credit facility available to Entergy Gulf States Louisiana and a $100 million credit facility available to Entergy Texas.

The short-term borrowings of the Registrant Subsidiaries and certain other Entergy subsidiaries are limited to amounts authorized by the FERC. The current FERC-authorized limits are effective through March 31, 2008 (except Entergy New Orleans, which is effective through May 4, 2009, and Entergy Gulf States Louisiana and Entergy Texas, which are effective through November 8, 2009). In January 2008, Entergy filed an application with the FERC to extend the authorization period for its current short-term borrowing limits and money pool borrowing arrangement until March 2010 (except for Entergy Gulf States Louisiana). In addition to borrowings from commercial banks, these companies are authorized under a FERC order to borrow from the Entergy System money pool. The money pool is an inter-company borrowing arrangement designed to reduce Entergy's subsidiaries' dependence on external short-term borrowings. Borrowings from the money pool and external borrowings combined may not exceed the FERC authorized limits. As of December 31, 2007, Entergy's subsidiaries' aggregate money pool and external short-term borrowings authorized limit was $2.1 billion, the aggregate outstanding borrowing from the money pool was $346.1 million, and Entergy's subsidiaries' had no outstanding borrowings from external sources.

The following are the FERC-authorized limits for short-term borrowings and the outstanding short-term borrowings from the money pool for the Registrant Subsidiaries as of December 31, 2007:

	Authorized	Borrowings
	(In Millions)
Entergy Arkansas	$250	$78
Entergy Gulf States Louisiana	$200	-
Entergy Louisiana	$250	$3
Entergy Mississippi	$175	-
Entergy New Orleans	$100	-
System Energy	$200	-

Entergy New Orleans Debtor-in-Possession Credit Facility

On September 26, 2005, Entergy New Orleans, as borrower, and Entergy Corporation, as lender, entered into a debtor-in-possession credit facility to provide funding to Entergy New Orleans during its business restoration efforts. The credit facility provided for up to $200 million in loans. The interest rate on borrowings under the credit facility was the average interest rate of borrowings outstanding under Entergy Corporation's revolving credit facility. With the confirmation of Entergy New Orleans' plan of reorganization in May 2007, Entergy New Orleans repaid to Entergy Corporation, in full, in cash, the $67 million of outstanding borrowings under the debtor-in-possession credit facility.

NOTE 5. LONG - TERM DEBT (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

Long-term debt for Entergy Corporation and subsidiaries as of December 31, 2007 and 2006 consisted of:

	2007	2006
	(In Thousands)
Mortgage Bonds:
4.875% Series due October 2007 - System Energy	$-	$70,000
3.875% Series due August 2008 - Entergy New Orleans	30,000	- (f)
4.35% Series due April 2008 - Entergy Mississippi	-	100,000
3.6% Series due June 2008 - Entergy Gulf States Louisiana (g)	325,000	325,000
Libor + 0.75% Series due December 2008-Entergy Gulf States Louisiana (g)	350,000	350,000
Libor + 0.40% Series due December 2009-Entergy Gulf States Louisiana (g)	219,470	225,000
4.5% Series due May 2010 - Entergy Arkansas	100,000	100,000
4.67% Series due June 2010 - Entergy Louisiana	55,000	55,000
4.98% Series due July 2010 - Entergy New Orleans	30,000	- (f)
5.12% Series due August 2010 - Entergy Gulf States Louisiana (g)	100,000	100,000
5.83% Series due November 2010 - Entergy Louisiana	150,000	150,000
4.65% Series due May 2011 - Entergy Mississippi	80,000	80,000
4.875% Series due November 2011 - Entergy Gulf States Louisiana (g)	200,000	200,000
6.2% Series due October 2012 - System Energy	70,000	-
6.0% Series due December 2012 - Entergy Gulf States Louisiana (g)	140,000	140,000
5.15% Series due February 2013 - Entergy Mississippi	100,000	100,000
5.25% Series due August 2013 - Entergy New Orleans	70,000	- (f)
5.09% Series due September 2014 - Entergy Louisiana	115,000	115,000
5.6% Series due December 2014 - Entergy Gulf States Louisiana (g)	50,000	50,000
5.70% Series due June 2015 - Entergy Gulf States Louisiana (g)	200,000	200,000
5.25% Series due August 2015 - Entergy Gulf States Louisiana (g)	200,000	200,000
5.56% Series due September 2015 - Entergy Louisiana	100,000	100,000
5.92% Series due February 2016 - Entergy Mississippi	100,000	100,000
6.75% Series due October 2017 - Entergy New Orleans	25,000	- (f)
5.4% Series due May 2018 - Entergy Arkansas	150,000	150,000
4.95% Series due June 2018 - Entergy Mississippi	95,000	95,000
5.0% Series due July 2018 - Entergy Arkansas	115,000	115,000
5.5% Series due April 2019 - Entergy Louisiana	100,000	100,000
5.6% Series due September 2024 - Entergy New Orleans	34,862	- (f)
5.66% Series due February 2025 - Entergy Arkansas	175,000	175,000
5.65% Series due September 2029 - Entergy New Orleans	39,865	- (f)
6.7% Series due April 2032 - Entergy Arkansas	100,000	100,000
7.6% Series due April 2032 - Entergy Louisiana	150,000	150,000
6.0% Series due November 2032 - Entergy Arkansas	100,000	100,000
6.0% Series due November 2032 - Entergy Mississippi	75,000	75,000
7.25% Series due December 2032 - Entergy Mississippi	100,000	100,000
5.9% Series due June 2033 - Entergy Arkansas	100,000	100,000
6.20% Series due July 2033 - Entergy Gulf States Louisiana (g)	240,000	240,000
6.25% Series due April 2034 - Entergy Mississippi	100,000	100,000
6.4% Series due October 2034 - Entergy Louisiana	70,000	70,000
6.38% Series due November 2034 - Entergy Arkansas	60,000	60,000
6.18% Series due March 2035 - Entergy Gulf States Louisiana (g)	85,000	85,000
6.30% Series due September 2035 - Entergy Louisiana	100,000	100,000
Total mortgage bonds	4,799,197	4,675,000

	2007	2006
	(In Thousands)
Governmental Bonds (a):
5.45% Series due 2010, Calcasieu Parish - Louisiana (g)	$22,095	$22,095
6.75% Series due 2012, Calcasieu Parish - Louisiana (g)	48,285	48,285
6.7% Series due 2013, Pointe Coupee Parish - Louisiana (g)	17,450	17,450
5.7% Series due 2014, Iberville Parish - Louisiana (g)	21,600	21,600
5.8% Series due 2015, West Feliciana Parish - Louisiana (g)	28,400	28,400
7.0% Series due 2015, West Feliciana Parish - Louisiana (g)	39,000	39,000
5.8% Series due 2016, West Feliciana Parish - Louisiana (g)	20,000	20,000
6.3% Series due 2016, Pope County - Arkansas (b)	19,500	19,500
4.6% Series due 2017, Jefferson County - Arkansas (b)	54,700	54,700
6.3% Series due 2020, Pope County - Arkansas	120,000	120,000
5.0% Series due 2021, Independence County - Arkansas (b)	45,000	45,000
5.875% Series due 2022, Mississippi Business Finance Corp.	216,000	216,000
5.9% Series due 2022, Mississippi Business Finance Corp.	102,975	102,975
Auction Rate due 2022, avg rate 3.63%, Independence County - Mississippi (b)	30,000	30,000
4.6% Series due 2022, Mississippi Business Finance Corp. (b)	16,030	16,030
6.2% Series due 2026, Claiborne County - Mississippi	90,000	90,000
6.6% Series due 2028, West Feliciana Parish - Louisiana (g)	40,000	40,000
Auction Rate due 2030, avg rate 3.66%, St. Charles Parish - Louisiana (b)	60,000	60,000
Total governmental bonds	991,035	991,035
Other Long-Term Debt:
Note Payable to NYPA, non-interest bearing, 4.8% implicit rate	$217,676	$297,289
5 year Bank Credit Facility, weighted avg rate 5.524% (Note 4)	2,251,000	820,000
Bank term loan, Entergy Corporation, avg rate 5.43%, due 2010	60,000	60,000
Bank term loan, Entergy Corporation, avg rate 3.08%, due 2008	-	35,000
6.17% Notes due March 2008, Entergy Corporation	72,000	72,000
6.23% Notes due March 2008, Entergy Corporation	15,000	15,000
6.13% Notes due September 2008, Entergy Corporation	150,000	150,000
7.75% Notes due December 2009, Entergy Corporation	267,000	267,000
6.58% Notes due May 2010, Entergy Corporation	75,000	75,000
6.9% Notes due November 2010, Entergy Corporation	140,000	140,000
7.625% Notes initially due February 2011, Entergy Corporation (c)	500,000	500,000
7.06% Notes due March 2011, Entergy Corporation	86,000	86,000
Long-term DOE Obligation (d)	176,904	168,723
Waterford 3 Lease Obligation 7.45% (Note 10)	247,725	247,725
Grand Gulf Lease Obligation 5.13% (Note 10)	322,005	345,340
5.51% Series Senior Secured, Series A due October 2013, Entergy Gulf States Reconstruction Funding	93,500	-
5.79% Series Senior Secured, Series A due October 2018, Entergy Gulf States Reconstruction Funding	121,600	-
5.93% Series Senior Secured, Series A due June 2022, Entergy Gulf States Reconstruction Funding	114,400	-
Unamortized Premium and Discount - Net	(5,596)	(5,991)
Other	30,446	40,542
Total Long-Term Debt	10,724,892	8,979,663
Less Amount Due Within One Year	996,757	181,576
Long-Term Debt Excluding Amount Due Within One Year	$9,728,135	$8,798,087

Fair Value of Long-Term Debt (e)	$9,351,702	$8,106,540

(a)	Consists of pollution control revenue bonds and environmental revenue bonds.
(b)	The bonds are secured by a series of collateral first mortgage bonds.
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

(f)

Pending developments in the Entergy New Orleans bankruptcy proceeding, Entergy deconsolidated Entergy New Orleans and reported its financial position and results under the equity method of accounting in 2005 and 2006. Entergy reconsolidated Entergy New Orleans in 2007.

(g)

Entergy Gulf States Louisiana remains primarily liable for all of the long-term debt issued by Entergy Gulf States, Inc. that was outstanding on December 31, 2007. Under a debt assumption agreement with Entergy Gulf States Louisiana, Entergy Texas assumed approximately 46% of this long-term debt.

The annual long-term debt maturities (excluding lease obligations) for debt outstanding as of December 31, 2007, for the next five years are as follows:

Amount
(In Thousands)

2008	$970,002
2009	$515,950
2010	$762,061
2011	$896,961
2012	$2,537,488

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

Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy Texas, and System Energy have received FERC long-term financing orders authorizing long-term securities issuances. Entergy Arkansas has received an APSC long-term financing order authorizing long-term securities issuances. The long-term securities issuances of Entergy New Orleans are limited to amounts authorized by the City Council, and it intends to file a request during 2008 for renewal of its authority.

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

Long-term debt for the Registrant Subsidiaries as of December 31, 2007 and 2006 consisted of:
	2007	2006
	(In Thousands)
Entergy Arkansas
Mortgage Bonds:
4.50% Series due May 2010	$100,000	$100,000
5.4% Series due May 2018	150,000	150,000
5.0% Series due July 2018	115,000	115,000
5.66% Series due February 2025	175,000	175,000
6.7% Series due April 2032	100,000	100,000
6.0% Series due November 2032	100,000	100,000
5.9% Series due June 2033	100,000	100,000
6.38% Series due November 2034	60,000	60,000
Total mortgage bonds	900,000	900,000

Governmental Bonds (a):
6.3% Series due 2016, Pope County (d)	19,500	19,500
4.6% Series due 2017, Jefferson County (d)	54,700	54,700
6.3% Series due 2020, Pope County	120,000	120,000
5.0% Series due 2021, Independence County (d)	45,000	45,000
Total governmental bonds	239,200	239,200

Other Long-Term Debt
Long-term DOE Obligation (b)	176,904	168,723
Unamortized Premium and Discount - Net	(1,579)	(1,722)

Total Long-Term Debt	1,314,525	1,306,201
Less Amount Due Within One Year	-	-
Long-Term Debt Excluding Amount Due Within One Year	$1,314,525	$1,306,201

Fair Value of Long-Term Debt (c)	$1,100,603	$1,113,055

	2007	2006
	(In Thousands)
Entergy Gulf States Louisiana
Mortgage Bonds (e):
3.6% Series due June 2008	$325,000	$325,000
Libor + 0.75% Series due December 2008	350,000	350,000
Libor + 0.4% Series due December 2009	219,470	225,000
5.12% Series due August 2010	100,000	100,000
4.875% Series due November 2011	200,000	200,000
6.0% Series due December 2012	140,000	140,000
5.6% Series due December 2014	50,000	50,000
5.70% Series due June 2015	200,000	200,000
5.25% Series due August 2015	200,000	200,000
6.2% Series due July 2033	240,000	240,000
6.18% Series due March 2035	85,000	85,000
Total mortgage bonds	2,109,470	2,115,000

Governmental Bonds (a) (e):
5.45% Series due 2010, Calcasieu Parish	22,095	22,095
6.75% Series due 2012, Calcasieu Parish	48,285	48,285
6.7% Series due 2013, Pointe Coupee Parish	17,450	17,450
5.7% Series due 2014, Iberville Parish	21,600	21,600
5.8% Series due 2015, West Feliciana Parish	28,400	28,400
7.0% Series due 2015, West Feliciana Parish	39,000	39,000
5.8% Series due 2016, West Feliciana Parish	20,000	20,000
6.6% Series due 2028, West Feliciana Parish	40,000	40,000
Total governmental bonds	236,830	236,830

Other Long-Term Debt
Unamortized Premium and Discount - Net	(1,107)	(2,284)
Other	3,920	8,781

Total Long-Term Debt	2,349,113	2,358,327
Less Amount Due Within One Year	675,000	-
Long-Term Debt Excluding Amount Due Within One Year	$1,674,113	$2,358,327

Fair Value of Long-Term Debt (c)	$2,283,411	$2,323,973

	2007	2006
	(In Thousands)
Entergy Louisiana
Mortgage Bonds:
4.67% Series due June 2010	$55,000	$55,000
5.83% Series due November 2010	150,000	150,000
5.09% Series due September 2014	115,000	115,000
5.56% Series due September 2015	100,000	100,000
5.5% Series due April 2019	100,000	100,000
7.6% Series due April 2032	150,000	150,000
6.4% Series due October 2034	70,000	70,000
6.3% Series due September 2035	100,000	100,000
Total mortgage bonds	840,000	840,000

Governmental Bonds (a):
Auction Rate due 2030, avg rate 3.66%, St. Charles Parish (d)	60,000	60,000
Total governmental bonds	60,000	60,000

Other Long-Term Debt:
Waterford 3 Lease Obligation 7.45% (Note 10)	247,725	247,725
Unamortized Premium and Discount - Net	(65)	(78)

Total Long-Term Debt	1,147,660	1,147,647
Less Amount Due Within One Year	-	-
Long-Term Debt Excluding Amount Due Within One Year	$1,147,660	$1,147,647

Fair Value of Long-Term Debt (c)	$874,816	$869,941

	2007	2006
	(In Thousands)
Entergy Mississippi
Mortgage Bonds:
4.35% Series due April 2008	$-	$100,000
4.65% Series due May 2011	80,000	80,000
5.15% Series due February 2013	100,000	100,000
5.92% Series due February 2016	100,000	100,000
4.95% Series due June 2018	95,000	95,000
6.0% Series due November 2032	75,000	75,000
7.25% Series due December 2032	100,000	100,000
6.25% Series due April 2034	100,000	100,000
Total mortgage bonds	650,000	750,000

Governmental Bonds (a):
4.60% Series due 2022, Mississippi Business Finance Corp.(d)	16,030	16,030
Auction Rate due 2022, avg rate 3.63%, Independence County (d)	30,000	30,000
Total governmental bonds	46,030	46,030

Other Long-Term Debt:
Unamortized Premium and Discount - Net	(764)	(843)

Total Long-Term Debt	695,266	795,187
Less Amount Due Within One Year	-	-
Long-Term Debt Excluding Amount Due Within One Year	$695,266	$795,187

Fair Value of Long-Term Debt (c)	$670,940	$778,757

	2007	2006
	(In Thousands)
Entergy New Orleans
Mortgage Bonds:
3.875% Series due August 2008	$30,000	$30,000
4.98% Series due July 2010	30,000	30,000
5.25% Series due August 2013	70,000	70,000
6.75% Series due October 2017	25,000	25,000
5.6% Series due September 2024	34,862	34,975
5.65% Series due September 2029	39,865	39,960
Total mortgage bonds	229,727	229,935

Other Long-Term Debt:
Affiliate Notes Payable	74,230	-
Unamortized Premium and Discount - Net	(45)	(60)

Total Long-Term Debt	303,912	229,875
Less Amount Due Within One Year	30,000	-
Long-Term Debt Excluding Amount Due Within One Year	$273,912	$229,875

Fair Value of Long-Term Debt (c)	$219,642	$218,500

	2007	2006
	(In Thousands)
System Energy
Mortgage Bonds:
4.875% Series due October 2007	$-	$70,000
6.2% Series due October 2012	70,000	-
Total mortgage bonds	70,000	70,000

Governmental Bonds (a):
5.875% Series due 2022, Mississippi Business Finance Corp.	216,000	216,000
5.9% Series due 2022, Mississippi Business Finance Corp.	102,975	102,975
6.2% Series due 2026, Claiborne County	90,000	90,000
Total governmental bonds	408,975	408,975

Other Long-Term Debt:
Grand Gulf Lease Obligation 5.13% (Note 10)	322,005	345,340
Unamortized Premium and Discount - Net	(1,013)	(1,066)

Total Long-Term Debt	799,967	823,249
Less Amount Due Within One Year	26,701	93,335
Long-Term Debt Excluding Amount Due Within One Year	$773,266	$729,914

Fair Value of Long-Term Debt (c)	$481,401	$479,649

(a)	Consists of pollution control revenue bonds and environmental revenue bonds.
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
(e)

Entergy Gulf States Louisiana remains primarily liable for all of the long-term debt issued by Entergy Gulf States, Inc. that was outstanding on December 31, 2007. Under a debt assumption agreement with Entergy Gulf States Louisiana, Entergy Texas assumed approximately 46% of this long-term debt. Entergy Gulf States Louisiana recorded an assumption asset on its balance sheet to reflect the long-term debt assumed by Entergy Texas.

The annual long-term debt maturities (excluding lease obligations) for debt outstanding as of December 31, 2007, for the next five years are as follows:

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	System Energy
	(In Thousands)

2008	-	$675,000	-	-	$30,000	-
2009	-	$219,470	-	-	-	-
2010	$100,000	$122,095	$205,000	-	$30,000	-
2011	-	$200,000	-	$80,000	-	-
2012	-	$188,285	-	-	-	$70,000

Entergy Texas Securitization Bonds

In April 2007, the PUCT issued a financing order authorizing the issuance of securitization bonds to recover $353 million of Entergy Texas' Hurricane Rita reconstruction costs and up to $6 million of transaction costs, offset by $32 million of related deferred income tax benefits. In June 2007, Entergy Gulf States Reconstruction Funding I, LLC, a company wholly-owned and consolidated by Entergy Texas, issued $329.5 million of senior secured transition bonds (securitization bonds), as follows:
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

With the proceeds, Entergy Gulf States Reconstruction Funding purchased from Entergy Texas the transition property, which is the right to recover from customers through a transition charge amounts sufficient to service the securitization bonds. Entergy Texas began cost recovery through the transition charge in July 2007. The creditors of Entergy Texas do not have recourse to the assets or revenues of Entergy Gulf States Reconstruction Funding, including the transition property, and the creditors of Entergy Gulf States Reconstruction Funding do not have recourse to the assets or revenues of Entergy Texas. Entergy Texas has no payment obligations to Entergy Gulf States Reconstruction Funding except to remit transition charge collections.

Entergy Texas Debt Assumption Agreement

Entergy Gulf States Louisiana remains primarily liable for all of the long-term debt issued by Entergy Gulf States, Inc. that was outstanding on December 31, 2007. Under a debt assumption agreement with Entergy Gulf States Louisiana, Entergy Texas assumed its pro rata share of this long-term debt, which was approximately 46%. The pro rata share of the long-term debt assumed by Entergy Texas was determined by first determining the net assets for each company on a book value basis, and then calculating a debt assumption ratio that resulted in the common equity ratios for each company being approximately the same as the Entergy Gulf States, Inc. common equity ratio immediately prior to the jurisdictional separation. Entergy Texas' debt assumption does not discharge Entergy Gulf States Louisiana's liability for the long-term debt. To secure its debt assumption obligations, Entergy Texas granted to Entergy Gulf States Louisiana a first lien on Entergy Texas' assets that were previously subject to the Entergy Gulf States, Inc. mortgage. Entergy Texas has until December 31, 2010 to repay the assumed debt.

Entergy New Orleans Affiliate Notes

Pursuant to its plan of reorganization, in May 2007 Entergy New Orleans issued notes due in three years in satisfaction of its affiliate prepetition accounts payable (approximately $74 million, including interest), including its indebtedness to the Entergy System money pool. Entergy New Orleans included in the principal amount of the notes accrued interest from September 23, 2005 at the Louisiana judicial rate of interest for 2005 (6%) and 2006 (8%), and at the Louisiana judicial rate of interest plus 1% for 2007 through the date of issuance of the notes. Entergy New Orleans will pay interest on the notes from their date of issuance at the Louisiana judicial rate of interest plus 1%. The Louisiana judicial rate of interest is 9.5% for 2007 and 8.5% for 2008.

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

NOTE 6. PREFERRED EQUITY (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans)

The number of shares and units authorized and outstanding and dollar value of preferred stock, preferred membership interests, and minority interest for Entergy Corporation subsidiaries as of December 31, 2007 and 2006 are presented below. All series of the Utility preferred stock are redeemable at the option of the related company.

	Shares/Units Authorized		Shares/Units Outstanding
	2007	2006	2007	2006	2007	2006
Entergy Corporation					(Dollars in Thousands)
Utility:
Preferred Stock or Preferred Membership Interests without sinking fund:
Entergy Arkansas, 4.32%-7.88% Series	3,413,500	3,413,500	3,413,500	3,413,500	$116,350	$116,350
Entergy Gulf States Louisiana, Series A 8.25%	100,000	-	100,000	-	10,000	-
Entergy Gulf States Louisiana, 4.20%-7.56% Series	-	473,268	-	473,268	-	47,327
Entergy Louisiana, 6.95% Series (a)	1,000,000	1,000,000	840,000	1,000,000	84,000	100,000
Entergy Mississippi, 4.36%-6.25% Series	1,403,807	1,403,807	1,403,807	1,403,807	50,381	50,381
Entergy New Orleans, 4.36%-5.56% Series(e)	197,798	-	197,798	-	19,780	-
Total Utility Preferred Stock or Preferred Membership Interests without sinking fund	6,115,105	6,290,575	5,955,105	6,290,575	280,511	314,058

Energy Commodity Services:
Preferred Stock without sinking fund:
Entergy Asset Management, 11.50% rate (b)	1,000,000	1,000,000	297,376	297,376	29,738	29,738
Other	-	-	-	-	913	1,117

Total Preferred Stock or Preferred Membership Interests without sinking fund	7,115,105	7,290,575	6,252,481	6,587,951	$311,162	$344,913

112
Utility:
Preferred Stock with sinking fund:
Entergy Gulf States Louisiana, Adjustable
Rate 7.0% (c)	-	105,000	-	105,000	$-	$10,500
Total Preferred Stock with sinking fund	-	105,000	-	105,000	$-	$10,500

Fair Value of Preferred Stock with
sinking fund (d)					$-	$7,950

(a)	In 2007, Entergy Louisiana Holdings, an Entergy subsidiary, purchased 160,000 of these shares from the holders.
(b)

Subsequent to December 31, 2007, the rate was reset to 8.95%. The preferred stockholders' agreement provides that each December 31 either Entergy Asset Management or the preferred shareholders may request that the preferred dividend rate be reset. If Entergy Asset Management and the preferred shareholders are unable to agree on a dividend reset rate, a preferred shareholder can request that its shares be sold to a third party. If Entergy Asset Management is unable to sell the preferred shares within 75 days, the preferred shareholder has the right to take control of the Entergy Asset Management board of directors for the purpose of liquidating the assets of Entergy Asset Management in order to repay the preferred shares and any accrued dividends.

(c)	Represents weighted-average annualized rate for 2006.
(d)

Fair value was determined using bid prices reported by dealer markets and by nationally recognized investment banking firms. There is additional disclosure of fair value of financial instruments in Note 16 to the financial statements.

(e)	Pending developments in the Entergy New Orleans bankruptcy proceeding, Entergy deconsolidated Entergy New Orleans and reported its financial position and results under the equity method of accounting in 2005 and 2006. Entergy reconsolidated Entergy New Orleans in 2007.

All outstanding preferred stock and membership interests are cumulative.

At December 31, 2007, Entergy Gulf States Louisiana had outstanding 100,000 units of no par value 8.25% Series Preferred Membership Interests that were initially issued by Entergy Gulf States, Inc. as preference stock. The preference shares were converted into the preferred units as part of the jurisdictional separation. The distributions are cumulative and payable quarterly beginning March 15, 2008. The preferred membership interests are redeemable on or after December 15, 2015, at Entergy Gulf States Louisiana's option, at the fixed redemption price of $100 per unit.

In December 2007, Entergy Gulf States, Inc. redeemed all outstanding shares of the following series of preferred stock:
Series of Entergy Gulf States Louisiana Preferred Stock	Redemption Price Per Share
4.50% Preferred Stock, Cumulative, $100 par value	$105.00
4.40% Preferred Stock, Cumulative, $100 par value	$108.00
4.40% Preferred Stock, Cumulative, $100 par value	$103.00
4.20% Preferred Stock, Cumulative, $100 par value	$102.818
4.44% Preferred Stock, Cumulative, $100 par value	$103.75
5.00% Preferred Stock, Cumulative, $100 par value	$104.25
5.08% Preferred Stock, Cumulative, $100 par value	$104.63
4.52% Preferred Stock, Cumulative, $100 par value	$103.57
6.08% Preferred Stock, Cumulative, $100 par value	$103.34
7.56% Preferred Stock, Cumulative, $100 par value	$101.80
Adjustable Rate A Preferred Stock, Cumulative, $100 par value	$100.00
Adjustable Rate B Preferred Stock, Cumulative, $100 par value	$100.00

Entergy Gulf States Louisiana's preferred stock with sinking fund retirements were 34,500 shares in 2006 and 2005. Entergy Gulf States Louisiana has no annual sinking fund requirements for its preferred membership interests outstanding.

The number of shares and units authorized and outstanding and dollar value of preferred stock and membership interests for Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans as of December 31, 2007 and 2006 are presented below. All series of the Utility operating companies' preferred stock and membership interests are redeemable at the respective company's option at the call prices presented. Dividends and distributions paid on all of Entergy's preferred stock and membership interests series are eligible for the dividends received deduction. The dividends received deduction is limited by Internal Revenue Code section 244 for the following preferred stock series: Entergy Arkansas 4.72%, Entergy Mississippi 4.56%, and Entergy New Orleans 4.75%.

	Shares Authorized and Outstanding		Dollars (In Thousands)		Call Price Per Share as of December 31,
	2007	2006	2007	2006	2007
Entergy Arkansas Preferred Stock
Without sinking fund:
Cumulative, $100 par value:
4.32% Series	70,000	70,000	$7,000	$7,000	$103.65
4.72% Series	93,500	93,500	9,350	9,350	$107.00
4.56% Series	75,000	75,000	7,500	7,500	$102.83
4.56% 1965 Series	75,000	75,000	7,500	7,500	$102.50
6.08% Series	100,000	100,000	10,000	10,000	$102.83
Cumulative, $25 par value:
6.45% Series (a)	3,000,000	3,000,000	75,000	75,000	$-
Total without sinking fund	3,413,500	3,413,500	$116,350	$116,350

	Shares/Units Authorized and Outstanding		Dollars (In Thousands)		Call Price Per Share/Unit as of December 31,
	2007	2006	2007	2006	2007
Entergy Gulf States Louisiana Preferred Membership Interests
Cumulative, $100 liquidation value,
8.25% Series (b)	100,000	-	$10,000	$-	$-

Authorized 6,000,000 shares, $100 par value, cumulative
Without sinking fund:
4.40% Series	-	51,173	-	5,117	$-
4.50% Series	-	5,830	-	583	$-
4.40% 1949 Series	-	1,655	-	166	$-
4.20% Series	-	9,745	-	975	$-
4.44% Series	-	14,804	-	1,480	$-
5.00% Series	-	10,993	-	1,099	$-
5.08% Series	-	26,845	-	2,685	$-
4.52% Series	-	10,564	-	1,056	$-
6.08% Series	-	32,829	-	3,283	$-
7.56% Series	-	308,830	-	30,883	$-
Total without sinking fund	100,000	473,268	$10,000	$47,327

With sinking fund:
Adjustable Rate-A, 7.0% (c)	-	60,000	$-	$6,000	$-
Adjustable Rate-B, 7.0% (c)	-	45,000	-	4,500	$-
Total with sinking fund	-	105,000	$-	$10,500

Fair Value of Preferred Membership Interests with Sinking Fund (d)			$-	$7,950

	Units Authorized and Outstanding		Dollars (In Thousands)		Call Price Per Unit as of December 31,
	2007	2006	2007	2006	2007
Entergy Louisiana Preferred Membership Interests
Without sinking fund:
Cumulative, $100 liquidation value:
6.95% Series (e)	1,000,000	1,000,000	$100,000	$100,000	$-
Total without sinking fund	1,000,000	1,000,000	$100,000	$100,000

	Shares Authorized and Outstanding		Dollars (In Thousands)		Call Price Per Share as of December 31,
	2007	2006	2007	2006	2007
Entergy Mississippi Preferred Stock
Without sinking fund:
Cumulative, $100 par value:
4.36% Series	59,920	59,920	$5,992	$5,992	$103.88
4.56% Series	43,887	43,887	4,389	4,389	$107.00
4.92% Series	100,000	100,000	10,000	10,000	$102.88
Cumulative, $25 par value
6.25% Series (f)	1,200,000	1,200,000	30,000	30,000	$-
Total without sinking fund	1,403,807	1,403,807	$50,381	$50,381

	Shares Authorized and Outstanding		Dollars (In Thousands)		Call Price Per Share as of December 31,
	2007	2006	2007	2006	2007
Entergy New Orleans Preferred Stock
Without sinking fund:
Cumulative, $100 par value:
4.75% Series	77,798	77,798	$7,780	$7,780	$105.00
4.36% Series	60,000	60,000	6,000	6,000	$104.58
5.56% Series	60,000	60,000	6,000	6,000	$102.59
Total without sinking fund	197,798	197,798	$19,780	$19,780

(a)	Series is non-callable until April 2011; thereafter callable at par.
(b)	Series is non-callable until January 2016; thereafter callable at par.
(c)	Represents weighted-average annualized rates for 2006.
(d)

Fair values were determined using bid prices reported by dealer markets and by nationally recognized investment banking firms. There is an additional disclosure of fair value of financial instruments in Note 16 to the financial statements.

(e)	Series is non-callable until December 2010; thereafter callable at par.
(f)	Series is non-callable until August 2010; thereafter callable at par.

NOTE 7. COMMON EQUITY (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

Common Stock

Treasury Stock

Treasury stock activity for Entergy for 2007, 2006, and 2005 is as follows:
	2007		2006		2005
	Treasury		Treasury		Treasury
	Shares	Cost	Shares	Cost	Shares	Cost
		(In Thousands)		(In Thousands)		(In Thousands)

Beginning Balance, January 1	45,506,311	$2,644,390	40,644,602	$2,161,960	31,345,028	$1,432,019
Repurchases	11,581,842	1,215,578	6,672,000	584,193	12,280,500	878,188
Issuances:
Employee Stock-Based Compensation Plans	(2,029,686)	(124,801)	(1,803,471)	(101,393)	(2,965,006)	(147,888)
Directors' Plan	(4,620)	(302)	(6,820)	(370)	(15,920)	(359)
Ending Balance, December 31	55,053,847	$3,734,865	45,506,311	$2,644,390	40,644,602	$2,161,960

Entergy Corporation reissues treasury shares to meet the requirements of the Stock Plan for Outside Directors (Directors' Plan), two Equity Ownership Plans of Entergy Corporation and Subsidiaries, the Equity Awards Plan of Entergy Corporation and Subsidiaries, and certain other stock benefit plans. The Directors' Plan awards to non-employee directors a portion of their compensation in the form of a fixed number of shares of Entergy Corporation common stock.

In January 2007, the Board approved a repurchase program under which Entergy is authorized to repurchase up to $1.5 billion of its common stock, which Entergy expects to complete in 2008. In January 2008, the Board authorized an incremental $500 million share repurchase program to enable Entergy to consider opportunistic purchases in response to equity market conditions.

The amount of repurchases may vary as a result of material changes in business results or capital spending or new investment opportunities.

The Board had previously approved a program under which Entergy was authorized to repurchase up to $1.5 billion of its common stock through 2006. Entergy completed this program in the fourth quarter 2006.

Retained Earnings and Dividend Restrictions

Provisions within the articles of incorporation or pertinent indentures and various other agreements relating to the long-term debt and preferred stock of certain of Entergy Corporation's subsidiaries restrict the payment of cash dividends or other distributions on their common and preferred stock. As of December 31, 2007, Entergy Arkansas and Entergy Mississippi had restricted retained earnings unavailable for distribution to Entergy Corporation of $396.4 million and $121.6 million, respectively. Entergy Corporation received dividend payments from subsidiaries totaling $625 million in 2007, $950 million in 2006, and $424 million in 2005.

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

NOTE 8. COMMITMENTS AND CONTINGENCIES (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

Entergy and the Registrant Subsidiaries are involved in a number of legal, regulatory, and tax proceedings before various courts, regulatory commissions, and governmental agencies in the ordinary course of business. While management is unable to predict the outcome of such proceedings, management does not believe that the ultimate resolution of these matters will have a material adverse effect on Entergy's results of operations, cash flows, or financial condition. Entergy discusses regulatory proceedings in Note 2 to the financial statements and discusses tax proceedings in Note 3 to the financial statements.

Vidalia Purchased Power Agreement

Entergy Louisiana has an agreement extending through the year 2031 to purchase energy generated by a hydroelectric facility known as the Vidalia project. Entergy Louisiana made payments under the contract of approximately $130.8 million in 2007, $107.1 million in 2006, and $115.1 million in 2005. If the maximum percentage (94%) of the energy is made available to Entergy Louisiana, current production projections would require estimated payments of approximately $144.5 million in 2008, and a total of $3.0 billion for the years 2009 through 2031. Entergy Louisiana currently recovers the costs of the purchased energy through its fuel adjustment clause. In an LPSC-approved settlement related to tax benefits from the tax treatment of the Vidalia contract, Entergy Louisiana agreed to credit rates by $11 million each year for up to ten years, beginning in October 2002. In addition, in accordance with an LPSC settlement, Entergy Louisiana credited rates in August 2007 by $11.8 million (including interest) as a result of a settlement with the IRS of the 2001 tax treatment of the Vidalia contract. The provisions of the settlement also provide that the LPSC shall not recognize or use Entergy Louisiana's use of the cash benefits from the tax treatment in setting any of Entergy Louisiana's rates. Therefore, to the extent Entergy Louisiana's use of the proceeds would ordinarily have reduced its rate base, no change in rate base shall be reflected for ratemaking purposes.

Nuclear Insurance

Third Party Liability Insurance

The Price-Anderson Act provides insurance for the public in the event of a nuclear power plant accident. The costs of this insurance are borne by the nuclear power industry. Congress amended and renewed the Price-Anderson Act in 2005 for a term through 2025. The Price-Anderson Act requires nuclear power plants to show evidence of financial protection in the event of a nuclear accident. This protection must consist of two levels:

  The primary level is private insurance underwritten by American Nuclear Insurers and provides public liability insurance coverage of $300 million. If this amount is not sufficient to cover claims arising from an accident, the second level, Secondary Financial Protection, applies.
  Within the Secondary Financial Protection level, each nuclear reactor has a contingent obligation to pay a retrospective premium, equal to its proportionate share of the loss in excess of the primary level, up to a maximum of $100.6 million per reactor per incident (Entergy's maximum total contingent obligation per incident is $1.1 billion). This consists of a $95.8 million maximum retrospective premium plus a five percent surcharge that may be payable, if needed, at a rate that is presently set at $15 million per year per nuclear power reactor. There are no terrorism limitations.

Currently, 104 nuclear reactors are participating in the Secondary Financial Protection program. The product of the maximum retrospective premium assessment to the nuclear power industry and the number of nuclear power reactors provides over $10 billion in insurance coverage to compensate the public in the event of a nuclear power reactor accident.

Entergy Arkansas has two licensed reactors and Entergy Gulf States Louisiana, Entergy Louisiana, and System Energy each have one licensed reactor (10% of Grand Gulf is owned by a non-affiliated company (SMEPA) that which would share on a pro-rata basis in any retrospective premium assessment to System Energy under the Price-Anderson Act). Entergy's Non-Utility Nuclear business owns and operates six nuclear power reactors and owns the shutdown Indian Point 1 reactor.

An additional but temporary contingent liability had existed for all nuclear power reactor owners because of a previous Nuclear Worker Tort (long-term bodily injury caused by exposure to nuclear radiation while employed at a nuclear power plant) insurance program that was in place from 1988 to 1998. This contingent premium assessment feature expired on December 31, 2007.

Property Insurance

Entergy's nuclear owner/licensee subsidiaries are members of certain mutual insurance companies that provide property damage coverage, including decontamination and premature decommissioning expense, to the members' nuclear generating plants. These programs are underwritten by Nuclear Electric Insurance Limited (NEIL). As of December 31, 2007, Entergy was insured against such losses per the following structures:

Utility Plants (ANO 1 and 2, Grand Gulf, River Bend, and Waterford 3)

  Primary Layer (per plant) - $500 million per occurrence
  Excess Layer (per plant) - $750 million per occurrence
  Blanket Layer (shared among the Utility plants) - $350 million per occurrence
  Total limit - $1.6 billion per occurrence

  Deductibles:
    $2.5 million per occurrence - Turbine/generator damage
    $2.5 million per occurrence - Other than turbine/generator damage

Note: ANO 1 and 2 share in the Primary Layer with one policy in common for that site because the policy is issued on a per site basis.

Non-Utility Nuclear Plants (Indian Point 2 and 3, FitzPatrick, Pilgrim, Vermont Yankee, Palisades, and Big Rock Point)

  Primary Layer (per plant) - $500 million per occurrence
  Excess Layer - $615 million per occurrence
  Total limit - $1.115 billion per occurrence
  Deductibles:
    $2.5 million per occurrence - Turbine/generator damage
    $2.5 million per occurrence - Other than turbine/generator damage

Note: Indian Point 2 and 3 share in the Primary Layer with one policy in common for that site because the policy is issued on a per site basis. Big Rock Point has its own Primary policy with no excess coverage.

In addition, Waterford 3, Grand Gulf, and the Non-Utility Nuclear plants are also covered under NEIL's Accidental Outage Coverage program. This coverage provides certain fixed indemnities in the event of an unplanned outage that results from a covered NEIL property damage loss, subject to a deductible. The following summarizes this coverage as of December 31, 2007:

Waterford 3

  $2.95 million weekly indemnity
  $413 million maximum indemnity
  Deductible: 26 week waiting period

Grand Gulf

  $100,000 weekly indemnity
  $14 million maximum indemnity
  Deductible: 26 week waiting period

Indian Point 2 & 3 and Palisades (Indian Point 2 & 3 share the limits)

  $4.5 million weekly indemnity
  $490 million maximum indemnity
  Deductible: 12 week waiting period

FitzPatrick and Pilgrim (each plant has an individual policy with the noted parameters)

  $4.0 million weekly indemnity
  $490 million maximum indemnity
  Deductible: 12 week waiting period

Vermont Yankee

  $4.0 million weekly indemnity
  $435 million maximum indemnity
  Deductible: 12 week waiting period

Under the property damage and accidental outage insurance programs, Entergy nuclear plants could be subject to assessments should losses exceed the accumulated funds available from NEIL. As of December 31, 2007, the maximum amounts of such possible assessments per occurrence were as follows:
Assessments
(In Millions)
Utility:
Entergy Arkansas	$20.7
Entergy Gulf States Louisiana	$15.5
Entergy Louisiana	$17.1
Entergy Mississippi	$0.06
Entergy New Orleans	$0.06
System Energy	$13.6

Non-Utility Nuclear	$86.8

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

In the event that one or more acts of non-certified terrorism causes property damage under one or more or all nuclear insurance policies issued by NEIL (including, but not limited to, those described above) within 12 months from the date the first property damage occurs, the maximum recovery under all such nuclear insurance policies shall be an aggregate of $3.24 billion plus the additional amounts recovered for such losses from reinsurance, indemnity, and any other sources applicable to such losses. There is no aggregate limit involving one or more acts of certified terrorism.

Conventional Property Insurance

Entergy's conventional property insurance program provides coverage up to $400 million on an Entergy system-wide basis for all operational perils including direct physical loss or damage due to machinery breakdown, electrical failure, fire, lightning, hail, and explosion on an "each and every loss" basis. In addition to this coverage, the program provides coverage up to $350 million on an Entergy system-wide basis for all natural perils including named windstorm, earthquake and flood on an annual aggregate basis. The coverage is subject to a $20 million self-insured retention per occurrence for operational perils or a 2% of the insured loss retention per occurrence for natural perils (up to a $35 million maximum self-insured retention). Covered property generally includes power plants, substations, facilities, inventories, and gas distribution-related properties. Excluded property generally includes above-ground transmission and distribution lines, poles, and towers. The primary property program consists of a $150 million layer in excess of the self-insured retention and is placed through various insurers. The excess program consists of a $250 million layer in excess of the $150 million primary program for operational perils and a $150 million layer in excess of the $150 million primary program for natural perils and is placed on a quota share basis through several insurers. The natural perils additional layer program consists of a $50 million layer in excess the $150 million excess program and is also placed on a quota share basis through several insurers. Coverage is in place for Entergy Corporation, the Registrant Subsidiaries, and certain other Entergy subsidiaries, including the owners of the Non-Utility Nuclear power plants.

In addition to the conventional property insurance program, Entergy has purchased additional coverage ($20 million per occurrence) for some of its non-regulated, non-generation assets. This policy serves to buy-down the $20 million deductible and is placed on a scheduled location basis. The applicable deductibles are $100,000 to $250,000.

Hurricane Katrina and Hurricane Rita Claims

Entergy has received a total of $134.5 million as of December 31, 2007 on its Hurricane Katrina and Hurricane Rita insurance claims, including $69.5 million that Entergy received in the second quarter 2007 in settlement of its Hurricane Katrina claim with one of its two excess insurers. Of the $134.5 million received, $70.7 million was allocated to Entergy New Orleans, $33.2 million to Entergy Gulf States, Inc. (including $20.7 million to Entergy Texas), and $24.8 million to Entergy Louisiana. In the third quarter 2007, Entergy filed a lawsuit in the U.S. District Court for the Eastern District of Louisiana against its other excess insurer on the Hurricane Katrina claim. At issue in the lawsuit is whether any policy exclusions limit the extent of coverage provided by that insurer.

There was an aggregation limit of $1 billion for all parties insured by the primary insurer for any one occurrence at the time of the Hurricane Katrina and Rita losses, and the primary insurer notified Entergy that it expects claims for both Hurricanes Katrina and Rita to materially exceed this limit. Entergy currently estimates that its remaining net insurance recoveries for the losses caused by the hurricanes, including the effects of the primary insurance aggregation limit being exceeded and the litigation against the excess insurer, will be approximately $270 million, including $31 million for Entergy Gulf States Louisiana, $27 million for Entergy Louisiana, $151 million for Entergy New Orleans and $51 million for Entergy Texas.

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

NYPA Value Sharing Agreements

Non-Utility Nuclear's purchase of the FitzPatrick and Indian Point 3 plants from NYPA included value sharing agreements with NYPA. In October 2007, Non-Utility Nuclear and NYPA amended and restated the value sharing agreements to clarify and amend certain provisions of the original terms. Under the amended value sharing agreements, Non-Utility Nuclear will make annual payments to NYPA based on the generation output of the Indian Point 3 and FitzPatrick plants from January 2007 through December 2014. Non-Utility Nuclear will pay NYPA $6.59 per MWh for power sold from Indian Point 3, up to an annual cap of $48 million, and $3.91 per MWh for power sold from FitzPatrick, up to an annual cap of $24 million. The annual payment for each year is due by January 15 of the following year, with the payment for year 2007 output due on January 15, 2008. If Entergy or an Entergy affiliate ceases to own the plants, then, after January 2009, the annual payment obligation terminates for generation after the date that Entergy ownership ceases.

Non-Utility Nuclear will record its liability for payments to NYPA as power is generated and sold by Indian Point 3 and FitzPatrick. Non-Utility Nuclear recorded a $72 million liability for generation through December 31, 2007. An amount equal to the liability will be recorded to the plant asset account as contingent purchase price consideration for the plants. This amount will be depreciated over the expected remaining useful life of the plants.

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

Employment and Labor-related Proceedings

The Registrant Subsidiaries and other Entergy subsidiaries are responding to various lawsuits in both state and federal courts and to other labor-related proceedings filed by current and former employees. These actions include, but are not limited to, allegations of wrongful employment actions; wage disputes and other claims under the Fair Labor Standards Act or its state counterparts; claims of race, gender and disability discrimination; disputes arising under collective bargaining agreements; unfair labor practice proceedings and other administrative proceedings before the National Labor Relations Board; claims of retaliation; and claims for or regarding benefits under various Entergy Corporation sponsored plans. Entergy and the Registrant Subsidiaries are responding to these suits and proceedings and deny liability to the claimants.

Asbestos and Hazardous Material Litigation (Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans)

Numerous lawsuits have been filed in federal and state courts in Texas, Louisiana, and Mississippi primarily by contractor employees in the 1950-1980 timeframe against Entergy Gulf States, Inc., Entergy Louisiana, Entergy New Orleans, and Entergy Mississippi as premises owners of power plants, for damages caused by alleged exposure to asbestos or other hazardous material. Many other defendants are named in these lawsuits as well. Presently, there are approximately 600 lawsuits involving approximately 8,000 claimants. Management believes that adequate provisions have been established to cover any exposure. Additionally, negotiations continue with insurers to recover reimbursements. Management believes that loss exposure has been and will continue to be handled successfully so that the ultimate resolution of these matters will not be material, in the aggregate, to the financial position or results of operation of these companies.

System Fuels (Entergy Arkansas, Entergy Mississippi, and Entergy New Orleans)

The Utility operating companies that are owners of System Fuels have made loans to System Fuels to finance its fuel procurement, delivery, and storage activities. The following loans outstanding to System Fuels as of December 31, 2007 mature in 2008:

Owner	Ownership Percentage	Loan Outstanding at December 31, 2007

Entergy Arkansas	35%	$11.0 million
Entergy Louisiana Holdings, Inc.	33%	$14.2 million
Entergy Mississippi	19%	$5.5 million
Entergy New Orleans	13%	$3.3 million

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

Unit Power Sales Agreement (Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

System Energy has agreed to sell all of its 90% share of capacity and energy from Grand Gulf to Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans in accordance with specified percentages (Entergy Arkansas-36%, Entergy Louisiana-14%, Entergy Mississippi-33%, and Entergy New Orleans-17%) as ordered by FERC. Charges under this agreement are paid in consideration for the purchasing companies' respective entitlement to receive capacity and energy and are payable irrespective of the quantity of energy delivered so long as the unit remains in commercial operation. The agreement will remain in effect until terminated by the parties and the termination is approved by FERC, most likely upon Grand Gulf's retirement from service. Monthly obligations are based on actual capacity and energy costs. The average monthly payments for 2007 under the agreement are approximately $17.1 million for Entergy Arkansas, $6.8 million for Entergy Louisiana, $13.9 million for Entergy Mississippi, and $8.3 million for Entergy New Orleans.

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

Under the provisions of the reimbursement agreement relating to the letters of credit, System Energy has agreed to a number of covenants regarding the maintenance of certain capitalization and fixed charge coverage ratios.  System Energy agreed, during the term of the reimbursement agreement, to maintain a ratio of debt to total liabilities and equity less than or equal to 70%. In addition, System Energy must maintain, with respect to each fiscal quarter during the term of the reimbursement agreement, a ratio of adjusted net income to interest expense of at least 1.50 times earnings.  As of December 31, 2007, System Energy's debt ratio was approximately 31.9%, and its fixed charge coverage ratio for 2007 was approximately 4.2, calculated, in each case, as prescribed in the reimbursement agreement.

NOTE 9. ASSET RETIREMENT OBLIGATIONS (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

SFAS 143, "Accounting for Asset Retirement Obligations," requires the recording of liabilities for all legal obligations associated with the retirement of long-lived assets that result from the normal operation of those assets. For Entergy, substantially all of its asset retirement obligations consist of its liability for decommissioning its nuclear power plants. In addition, an insignificant amount of removal costs associated with non-nuclear power plants is also included in the decommissioning line item on the balance sheets.

These liabilities are recorded at their fair values (which are the present values of the estimated future cash outflows) in the period in which they are incurred, with an accompanying addition to the recorded cost of the long-lived asset. The asset retirement obligation is accreted each year through a charge to expense, to reflect the time value of money for this present value obligation. The accretion will continue through the completion of the asset retirement activity. The amounts added to the carrying amounts of the long-lived assets will be depreciated over the useful lives of the assets. The application of SFAS 143 is expected to be earnings neutral to the rate-regulated business of the Registrant Subsidiaries.

In accordance with ratemaking treatment and as required by SFAS 71, the depreciation provisions for the Utility operating companies and System Energy include a component for removal costs that are not asset retirement obligations under SFAS 143. In accordance with regulatory accounting principles, the Utility operating companies and System Energy have recorded regulatory assets (liabilities) in the following amounts to reflect their estimates of the difference between estimated incurred removal costs and estimated removal costs recovered in rates:

	December 31,
	2007	2006
	(In Millions)

Entergy Arkansas	$23.0	$45.0
Entergy Gulf States Louisiana	($13.9)	$5.6
Entergy Louisiana	($64.0)	$2.3
Entergy Mississippi	$35.7	$41.2
Entergy New Orleans	$1.5	$13.9
Entergy Texas	($4.9)	($1.8)
System Energy	$16.9	$20.7

The cumulative decommissioning and retirement cost liabilities and expenses recorded in 2007 by Entergy were as follows:

	Liabilities as of December 31, 2006	Accretion	Change in Cash Flow Estimate		Spending	Liabilities as of December 31, 2007
			(In Millions)
Utility:
Entergy Arkansas	$472.8	$32.8	$-		$-	$505.6
Entergy Gulf States Louisiana	$191.0	$16.9	($3.1)	(a)	$-	$204.8
Entergy Louisiana	$238.5	$18.6	$-		$-	$257.1
Entergy Mississippi	$4.3	$0.2	$-		$-	$4.5
Entergy New Orleans	$2.6	$0.2	$-		$-	$2.8
Entergy Texas	$2.9	$0.2	$-		$-	$3.1
System Energy	$342.8	$25.8	$-		$-	$368.6

Non-Utility Nuclear (b)	$993.0	$78.6	$100.4		($30.4)	$1,141.6

Other	$1.1	$-	$-		$-	$1.1

(a)	Represents the $3.1 million allocated to Entergy Texas as part of the jurisdictional separation.
(b)	The Non-Utility Nuclear liability as of December 31, 2006 includes $219.7 million for the Palisades nuclear plant which was acquired in April 2007.

Entergy periodically reviews and updates estimated decommissioning costs. The actual decommissioning costs may vary from the estimates because of regulatory requirements, changes in technology, and increased costs of labor, materials, and equipment. As described below, during 2005, 2006, and 2007 Entergy updated decommissioning cost estimates for certain Non-Utility Nuclear plants.

In the fourth quarter 2007, Entergy's Non-Utility Nuclear business recorded an increase of $100 million in decommissioning liabilities for certain of its plants as a result of revised decommissioning cost studies. The revised estimates resulted in the recognition of a $100 million asset retirement obligation asset that will be depreciated over the remaining life of the units.

In the third quarter 2006, Entergy's Non-Utility Nuclear business recorded a reduction of $27.0 million in decommissioning liability for a plant as a result of a revised decommissioning cost study and changes in assumptions regarding the timing of when decommissioning of the plant will begin. The revised estimate resulted in miscellaneous income of $27.0 million ($16.6 million net-of-tax), reflecting the excess of the reduction in the liability over the amount of undepreciated asset retirement cost recorded at the time of adoption of SFAS 143.

In the first quarter 2005, Entergy's Non-Utility Nuclear business recorded a reduction of $26.0 million in its decommissioning cost liability in conjunction with a new decommissioning cost study as a result of revised decommissioning costs and changes in assumptions regarding the timing of the decommissioning of a plant. The revised estimate resulted in miscellaneous income of $26.0 million ($15.8 million net-of-tax), reflecting the excess of the reduction in the liability over the amount of undepreciated retirement cost recorded at the time of adoption of SFAS 143.

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

Entergy maintains decommissioning trust funds that are committed to meeting the costs of decommissioning the nuclear power plants. The fair values of the decommissioning trust funds and the related asset retirement obligation regulatory assets of Entergy as of December 31, 2007 are as follows:

	Decommissioning Trust Fair Values	Regulatory Asset
	(In Millions)

Utility:
ANO 1 and ANO 2	$466.3	$139.4
River Bend	$366.1	$5.9
Waterford 3	$222.0	$66.2
Grand Gulf	$315.7	$95.5
Non-Utility Nuclear	$1,937.5	$-

NOTE 10. LEASES (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

General

As of December 31, 2007, Entergy Corporation and subsidiaries had capital leases and non-cancelable operating leases for equipment, buildings, vehicles, and fuel storage facilities (excluding nuclear fuel leases and the Grand Gulf and Waterford 3 sale and leaseback transactions) with minimum lease payments as follows:

Year	Operating Leases	Capital Leases
	(In Thousands)

2008	$98,717	$3,553
2009	139,188	2,037
2010	60,982	2,037
2011	44,923	2,037
2012	31,567	2,037
Years thereafter	132,884	3,657
Minimum lease payments	508,261	15,358
Less: Amount representing interest	-	3,361
Present value of net minimum lease payments	$508,261	$11,997

Total rental expenses for all leases (excluding nuclear fuel leases and the Grand Gulf and Waterford 3 sale and leaseback transactions) amounted to $78.8 million in 2007, $78.0 million in 2006, and $71.2 million in 2005.

As of December 31, 2007, the Registrant Subsidiaries had capital leases and non-cancelable operating leases for equipment, buildings, vehicles, and fuel storage facilities (excluding nuclear fuel leases and the sale and leaseback transactions) with minimum lease payments as follows:

Capital Leases

Year	Entergy Arkansas	Entergy Mississippi
	(In Thousands)

2008	$1,753	$1,800
2009	237	1,800
2010	237	1,800
2011	237	1,800
2012	237	1,800
Years thereafter	1,857	1,800
Minimum lease payments	4,558	10,800
Less: Amount representing interest	1,676	1,685
Present value of net minimum lease payments	$2,882	$9,115

Operating Leases

Year	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans
	(In Thousands)

2008	$22,961	$12,296	$9,400	$8,912	$965
2009	58,852	21,144	8,245	8,086	851
2010	8,286	8,697	6,787	7,356	711
2011	6,634	7,797	5,601	4,633	425
2012	5,354	7,284	4,637	3,913	198
Years thereafter	8,607	72,475	6,659	18,709	655
Minimum lease payments	$110,694	$129,693	$41,329	$51,609	$3,805

Rental Expenses

Year	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	System Energy
	(In Millions)

2007	$15.9	$17.0	$10.4	$5.4	$1.5	$1.3
2006	$15.6	$16.4	$8.8	$5.0	$2.0	$1.2
2005	$15.3	$15.6	$9.8	$2.8	$1.5	$1.3

In addition to the above rental expense, railcar operating lease payments and oil tank facilities lease payments are recorded in fuel expense in accordance with regulatory treatment. Railcar operating lease payments were $9.0 million in 2007, $12.1 million in 2006, and $6.6 million in 2005 for Entergy Arkansas and $4.8 million in 2007, $3.1 million in 2006, and $1.9 million in 2005 for Entergy Gulf States Louisiana. Oil tank facilities lease payments for Entergy Mississippi were $3.4 million in 2007, $3.8 million in 2006, and $3.5 million for 2005.

Nuclear Fuel Leases

As of December 31, 2007, arrangements to lease nuclear fuel existed in an aggregate amount up to $155 million for Entergy Arkansas, $100 million for Entergy Gulf States Louisiana, $110 million for Entergy Louisiana, and $135 million for System Energy. As of December 31, 2007, the unrecovered cost base of nuclear fuel leases amounted to approximately $124.6 million for Entergy Arkansas, $90.3 million for Entergy Gulf States Louisiana, $44.5 million for Entergy Louisiana, and $81.6 million for System Energy. The lessors finance the acquisition and ownership of nuclear fuel through loans made under revolving credit agreements, the issuance of commercial paper, and the issuance of intermediate-term notes. The credit agreements for Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, and System Energy each have a termination date of August 12, 2010. The termination dates may be extended from time to time with the consent of the lenders. The intermediate-term notes issued pursuant to these fuel lease arrangements have varying maturities through September 15, 2011. It is expected that additional financing under the leases will be arranged as needed to acquire additional fuel, to pay interest, and to pay maturing debt. However, if such additional financing cannot be arranged, the lessee in each case must repurchase sufficient nuclear fuel to allow the lessor to meet its obligations in accordance with the fuel lease.

Lease payments are based on nuclear fuel use. The table below represents the total nuclear fuel lease payments (principal and interest), as well as the separate interest component charged to operations, in 2007, 2006, and 2005 for the four Registrant Subsidiaries that own nuclear power plants:

	2007		2006		2005
	Lease Payments	Interest	Lease Payments	Interest	Lease Payments	Interest
	(In Millions)

Entergy Arkansas	$61.7	$5.8	$55.0	$5.0	$47.5	$3.9
Entergy Gulf States Louisiana	31.5	2.8	28.1	3.6	27.2	3.5
Entergy Louisiana	44.2	4.0	35.5	2.4	30.9	2.6
System Energy	30.4	4.0	32.8	3.6	30.2	2.9
Total	$167.8	$16.6	$151.4	$14.6	$135.8	$12.9

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

As of December 31, 2007, Entergy Louisiana's total equity capital (including preferred stock) was 57.0% of adjusted capitalization and its fixed charge coverage ratio for 2007 was 3.7.

As of December 31, 2007, Entergy Louisiana had future minimum lease payments (reflecting an overall implicit rate of 7.45%) in connection with the Waterford 3 sale and leaseback transactions, which are recorded as long-term debt, as follows:
Amount
(In Thousands)

2008	$22,606
2009	32,452
2010	35,138
2011	50,421
2012	39,067
Years thereafter	164,158
Total	343,842
Less: Amount representing interest	96,117
Present value of net minimum lease payments	$247,725

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

System Energy is required to report the sale-leaseback as a financing transaction in its financial statements. For financial reporting purposes, System Energy expenses the interest portion of the lease obligation and the plant depreciation. However, operating revenues include the recovery of the lease payments because the transactions are accounted for as a sale and leaseback for ratemaking purposes. Consistent with a recommendation contained in a FERC audit report, System Energy initially recorded as a net regulatory asset the difference between the recovery of the lease payments and the amounts expensed for interest and depreciation and continues to record this difference as a regulatory asset or liability on an ongoing basis, resulting in a zero net balance for the regulatory asset at the end of the lease term. The amount of this net regulatory asset was $36.6 million and $51.1 million as of December 31, 2007 and 2006, respectively.

As of December 31, 2007, System Energy had future minimum lease payments (reflecting an implicit rate of 5.13%), which are recorded as long-term debt as follows:
Amount
(In Thousands)

2008	$47,128
2009	47,760
2010	48,569
2011	49,437
2012	49,959
Years thereafter	154,436
Total	397,289
Less: Amount representing interest	75,284
Present value of net minimum lease payments	$322,005

NOTE 11. RETIREMENT, OTHER POSTRETIREMENT BENEFITS, AND DEFINED CONTRIBUTION PLANS (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

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

In September 2006, FASB issued SFAS 158, "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements Nos. 87, 88, 106 and 132(R)," to be effective December 31, 2006. SFAS 158 requires an employer to recognize in its balance sheet the funded status of its benefit plans. This is measured as the difference between plan assets at fair value and the benefit obligation. Employers are to record previously unrecognized gains and losses, prior service costs, and the remaining transition asset or obligation as a result of adopting SFAS 87 and SFAS 106 as other comprehensive income (OCI) and/or as a regulatory asset reflective of the recovery mechanism for pension and OPEB costs in the Utility's jurisdictions. For the portion of Entergy Gulf States Louisiana that is not regulated, the unrecognized prior service cost, gains and losses, and transition asset/obligation for its pension and other postretirement benefit obligations are recorded as other comprehensive income. Entergy Gulf States Louisiana and Entergy Louisiana recover other postretirement benefits costs on a pay as you go basis and will record the unrecognized prior service cost, gains and losses, and transition obligation for its other postretirement benefit obligation as other comprehensive income. SFAS 158 also requires that changes in the funded status be recorded as other comprehensive income and/or a regulatory asset in the period in which the changes occur.

Components of Qualified Net Pension Cost and Other Amounts Recognized as a Regulatory Asset and/or Other Comprehensive Income (OCI)

Entergy Corporation's and its subsidiaries' total 2007, 2006, and 2005 qualified pension costs and amounts recognized as a regulatory asset and/or other comprehensive income, including amounts capitalized, included the following components:
	2007	2006	2005
	(In Thousands)
Net periodic pension cost:
Service cost - benefits earned during the period	$96,565	$92,706	$82,520
Interest cost on projected benefit obligation	185,170	167,257	155,477
Expected return on assets	(203,521)	(177,930)	(159,544)
Amortization of transition asset	-	-	(662)
Amortization of prior service cost	5,531	5,462	4,863
Recognized net loss	45,775	43,721	35,604
Curtailment loss	2,336	-	-
Special termination benefit loss	4,018	-	-
Net periodic pension costs	$135,874	$131,216	$118,258

Other changes in plan assets and benefit obligations recognized as a regulatory asset and/or OCI (before tax)
Arising this period:
Prior services cost	$11,339
Net gain	(68,853)
Amounts reclassified from regulatory asset and/or accumulated OCI to net periodic pension cost in the current year:
Amortization of prior service credit	(5,531)
Amortization of net gain	(45,775)
Total	(108,820)

Total recognized as net periodic pension cost, regulatory asset, and/or OCI (before tax)	$27,054

Estimated amortization amounts from regulatory asset and/or accumulated OCI to net periodic cost in the following year
Prior service cost	$5,064	$5,531
Net loss	$25,641	$44,316

The Registrant Subsidiaries' total 2007, 2006, and 2005 qualified pension costs and amounts recognized as a regulatory asset and/or other comprehensive income, including amounts capitalized, included the following components:
2007	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	System Energy
	(In Thousands)
Net periodic pension cost:
Service cost - benefits earned during the period	$14,550	$12,043	$8,924	$4,357	$1,878	$4,083
Interest cost on projected benefit obligation	41,992	32,556	25,003	13,484	5,040	6,841
Expected return on assets	(44,037)	(43,001)	(31,232)	(15,349)	(5,786)	(8,543)
Amortization of prior service cost	1,649	1,217	640	455	178	49
Recognized net loss	10,885	2,492	5,733	2,998	1,471	600
Special termination benefit loss	1,538	443	607	-	-	211
Net pension cost	$26,577	$5,750	$9,675	$5,945	$2,781	$3,241

Other changes in plan assets and benefit obligations recognized as a regulatory asset and/or OCI (before tax)
Arising this period:
Net (gain)/loss	($1,470)	($7,115)	($9,098)	($5,388)	$1,221	($1,405)
Amounts reclassified from regulatory asset and/or accumulated OCI to net periodic pension cost in the current year:
Amortization of prior service credit	(1,649)	(1,218)	(640)	(455)	(178)	(49)
Amortization of net gain	(10,885)	(2,492)	(5,733)	(2,998)	(1,471)	(600)
Total	($14,004)	($10,825)	($15,471)	($8,841)	($428)	($2,054)

Total recognized as net periodic pension cost, regulatory asset, and/or OCI (before tax)	$12,573	($5,075)	($5,796)	($2,896)	$2,353	$1,187

Estimated amortization amounts from regulatory asset and/or accumulated OCI to net periodic cost in the following year
Prior service cost	$892	$438	$478	$361	$207	$34
Net loss	$8,611	$654	$3,196	$1,704	$1,201	$360

2006	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	System Energy
	(In Thousands)
Net periodic pension cost:
Service cost - benefits earned during the period	$14,505	$11,972	$8,730	$4,308	$2,004	$4,123
Interest cost on projected benefit obligation	39,660	31,657	24,206	13,008	5,127	6,417
Expected return on assets	(39,335)	(40,702)	(28,454)	(14,733)	(3,534)	(7,101)
Amortization of prior service cost	1,662	1,234	562	513	225	49
Recognized net loss	9,749	2,559	6,036	2,899	2,035	668
Net pension cost	$26,241	$6,720	$11,080	$5,995	$5,857	$4,156

Estimated amortization amounts from regulatory asset and/or accumulated OCI to net periodic cost in the following year
Prior service cost	$1,649	$1,218	$640	$455	$178	$49
Net loss	$10,492	$2,492	$5,519	$2,889	$1,417	$579

2005	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	System Energy
	(In Thousands)
Net periodic pension cost:
Service cost - benefits earned during the period	$12,893	$10,646	$7,712	$3,902	$1,799	$3,621
Interest cost on projected benefit obligation	38,132	30,193	23,307	12,620	4,876	5,701
Expected return on assets	(35,835)	(39,424)	(26,681)	(14,292)	(3,407)	(5,554)
Amortization of transition asset	-	-	-	-	-	(277)
Amortization of prior service cost	1,662	1,234	562	513	225	50
Recognized net loss	7,885	1,646	4,687	2,249	1,805	877
Net pension cost	$24,737	$4,295	$9,587	$4,992	$5,298	$4,418

Qualified Pension Obligations, Plan Assets, Funded Status, Amounts Not Yet Recognized and Recognized in the Balance Sheet for Entergy Corporation and its subsidiaries as of December 31, 2007 and 2006:
	December 31,
	2007	2006
	(In Thousands)
Change in Projected Benefit Obligation (PBO)
Balance at beginning of year	$3,122,043	$2,894,008
Service cost	96,565	92,706
Interest cost	185,170	167,257
Acquisitions and amendments	52,142	-
Curtailments	2,603	-
Special termination benefits	4,018	-
Actuarial (gain)/loss	(81,757)	4,372
Employee contributions	971	1,003
Benefits paid	(134,031)	(123,272)
Balance at end of year	$3,247,724	$3,036,074

Change in Plan Assets
Fair value of assets at beginning of year	$2,508,354	$1,994,879
Actual return on plan assets	190,616	270,976
Employer contributions	176,742	318,470
Employee contributions	971	1,003
Acquisition	21,731	-
Benefits paid	(134,031)	(123,272)
Fair value of assets at end of year	$2,764,383	$2,462,056

Funded status	($483,341)	($574,018)

Amount recognized in the balance sheet (funded status under SFAS 158)
Non-current liabilities	($483,341)	($574,018)

Amount recognized as a regulatory asset
Prior service cost	$16,564	$14,388
Net loss	436,789	498,502
	$453,353	$512,890
Amount recognized as OCI (before tax)
Prior service cost	$2,649	$9,544
Net loss	69,581	82,378
	$72,230	$91,922

Qualified Pension Obligations, Plan Assets, Funded Status, and Amounts Not Yet Recognized and Recognized in the Balance Sheet for the Registrant Subsidiaries as of December 31, 2007 and 2006:
2007	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	System Energy
	(In Thousands)
Change in Projected Benefit
Obligation (PBO)
Balance at 12/31/06	$718,888	$556,737	$428,320	$231,465	$85,970	$115,217
Service cost	14,550	12,043	8,924	4,357	1,878	4,083
Interest cost	41,992	32,556	25,003	13,484	5,040	6,841
Special termination benefits	1,538	442	607	-	-	211
Actuarial (gain)/loss	(3,628)	(9,177)	(9,789)	(5,840)	331	(3,232)
Benefits paid	(38,982)	(28,694)	(23,678)	(13,504)	(4,087)	(2,603)
Jurisdictional separation	-	(245,910)	-	-	-	-
Balance at 12/31/07	$734,358	$317,997	$429,387	$229,962	$89,132	$120,517

Change in Plan Assets
Fair value of assets at 12/31/06	$568,076	$539,733	$407,101	$201,112	$46,298	$87,369
Actual return on plan assets	41,878	40,939	30,541	14,897	4,896	6,716
Employer contributions	6,987	25,346	-	784	43,585	5,688
Benefits paid	(38,982)	(28,694)	(23,678)	(13,504)	(4,087)	(2,603)
Jurisdictional separation	-	(242,144)	-	-	-	-
Fair value of assets at 12/31/07	$577,959	$335,180	$413,964	$203,289	$90,692	$97,170

Funded status	($156,399)	$17,183	($15,423)	($26,673)	$1,560	($23,347)

Amounts recognized in the balance sheet (funded status)
Non-current assets	$ -	$35,992	$ -	$ -	$1,560	$ -
Non-current liabilities	(156,399)	(18,809)	(15,423)	(26,673)	-	(23,347)
Total funded status	($156,399)	$17,183	($15,423)	($26,673)	$1,560	($23,347)

Amounts recognized as regulatory asset
Prior service cost	$3,204	$1,095	$1,998	$1,211	$635	$137
Net loss	151,612	17,329	67,157	35,348	21,939	19,121
	$154,816	$18,424	$69,155	$36,559	$22,574	$19,258

Amounts recognized as OCI (before tax)
Prior service cost	$ -	$191	$ -	$ -	$ -	$ -
Net loss	-	3,022	-	-	-	-
	$ -	$3,213	$ -	$ -	$ -	$ -

2006	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	System Energy
	(In Thousands)
Change in Projected Benefit
Obligation (PBO)
Balance at 12/31/05	$690,125	$550,514	$421,453	$227,009	$88,749	$109,728
Service cost	14,505	11,972	8,730	4,308	2,004	4,123
Interest cost	39,660	31,657	24,206	13,008	5,127	6,417
Actuarial (gain)/loss	12,107	(9,565)	(3,244)	413	(6,046)	(2,702)
Benefits paid	(37,509)	(27,841)	(22,825)	(13,273)	(3,864)	(2,350)
Balance at 12/31/06	$718,888	$556,737	$428,320	$231,465	$85,970	$115,216

Change in Plan Assets
Fair value of assets at 12/31/05	$431,327	$483,541	$330,931	$175,355	$44,684	$67,171
Actual return on plan assets	59,714	61,931	44,947	22,672	5,478	9,511
Employer contributions	114,544	22,102	54,048	16,357	-	13,037
Benefits paid	(37,509)	(27,841)	(22,825)	(13,272)	(3,864)	(2,350)
Fair value of assets at 12/31/06	$568,076	$539,733	$407,101	$201,112	$46,298	$87,369

Funded status	($150,812)	($17,004)	($21,219)	($30,353)	($39,672)	($27,847)

Amounts recognized in the balance sheet (funded status under SFAS 158)
Non-current assets	$ -	$ -	$ -	$ -	$ -	$ -
Non-current liabilities	($150,812)	($17,004)	($21,219)	($30,353)	($39,672)	($27,847)
Total funded status	($150,812)	($17,004)	($21,219)	($30,353)	($39,672)	($27,847)

Amounts recognized as a regulatory asset
Prior service cost	$4,853	$3,014	$2,638	$1,666	$812	$186
Net loss	163,966	44,600	81,987	43,734	22,191	21,126
	$168,819	$47,614	$84,625	$45,400	$23,003	$21,312

Amounts recognized as OCI (before tax)
Prior service cost	$ -	$455	$ -	$ -	$ -	$ -
Net loss	-	6,736	-	-	-	-
	$ -	$7,191	$ -	$ -	$ -	$ -

Other Postretirement Benefits

Entergy also currently provides health care and life insurance benefits for retired employees. Substantially all employees may become eligible for these benefits if they reach retirement age while still working for Entergy. Entergy uses a December 31 measurement date for its postretirement benefit plans.

Effective January 1, 1993, Entergy adopted SFAS 106, which required a change from a cash method to an accrual method of accounting for postretirement benefits other than pensions. At January 1, 1993, the actuarially determined accumulated postretirement benefit obligation (APBO) earned by retirees and active employees was estimated to be approximately $241.4 million for Entergy (other than the former Entergy Gulf States) and $128 million for Entergy Gulf States, Inc. (now split into Entergy Gulf States Louisiana and Entergy Texas.) Such obligations are being amortized over a 20-year period that began in 1993. For the most part, the Utility recovers SFAS 106 costs from customers and is required to contribute postretirement benefits collected in rates to an external trust.

Entergy Arkansas, Entergy Mississippi, Entergy New Orleans, and Entergy Texas have received regulatory approval to recover SFAS 106 costs through rates. Entergy Arkansas began recovery in 1998, pursuant to an APSC order. This order also allowed Entergy Arkansas to amortize a regulatory asset (representing the difference between SFAS 106 costs and cash expenditures for other postretirement benefits incurred for a five-year period that began January 1, 1993) over a 15-year period that began in January 1998.

The LPSC ordered Entergy Gulf States Louisiana and Entergy Louisiana to continue the use of the pay-as-you-go method for ratemaking purposes for postretirement benefits other than pensions. However, the LPSC retains the flexibility to examine individual companies' accounting for postretirement benefits to determine if special exceptions to this order are warranted.

Pursuant to regulatory directives, Entergy Arkansas, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy contribute the postretirement benefit obligations collected in rates to trusts. System Energy is funding, on behalf of Entergy Operations, postretirement benefits associated with Grand Gulf.

Components of Net Other Postretirement Benefit Cost and Other Amounts Recognized as a Regulatory Asset and/or Other Comprehensive Income (OCI)

Entergy Corporation's and its subsidiaries' total 2007, 2006, and 2005 other postretirement benefit costs, including amounts capitalized and amounts recognized as a regulatory asset and/or other comprehensive income, including amounts capitalized, included the following components:
	2007	2006	2005
	(In Thousands)
Other post retirement costs:
Service cost - benefits earned during the period	$44,137	$41,480	$37,310
Interest cost on APBO	63,231	57,263	51,883
Expected return on assets	(25,298)	(19,024)	(17,402)
Amortization of transition obligation	3,831	2,169	3,368
Amortization of prior service cost	(15,836)	(14,751)	(13,738)
Recognized net loss	18,972	22,789	22,295
Special termination benefits	603	-	-
Net other postretirement benefit cost	$89,640	$89,926	$83,716

Other changes in plan assets and benefit obligations recognized as a regulatory asset and /or OCI (before tax)
Arising this period:
Prior service credit for period	($3,520)
Net gain	(15,013)
Amounts reclassified from regulatory asset and /or accumulated OCI to net periodic pension cost in the current year:
Amortization of transition obligation	(3,831)
Amortization of prior service cost	15,836
Amortization of net loss	(18,972)
Total	($25,500)
Total recognized as net periodic other postretirement cost, regulatory asset, and/or OCI (before tax)	$64,140
Estimated amortization amounts from regulatory asset and/or accumulated OCI to net periodic cost in the following year
Transition obligation	$3,831	$3,831
Prior service cost	($16,417)	($15,837)
Net loss	$15,676	$18,974

Total 2007, 2006, and 2005 other postretirement benefit costs of the Registrant Subsidiaries, including amounts capitalized and deferred, included the following components:
2007	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	System Energy
	(In Thousands)
Other post retirement costs:
Service cost - benefits earned during the period	$6,099	$6,188	$3,890	$1,904	$1,019	$1,804
Interest cost on APBO	12,147	11,504	7,764	4,195	3,480	1,732
Expected return on assets	(8,923)	(6,787)	-	(3,275)	(2,729)	(1,878)
Amortization of transition obligation	821	604	382	351	1,662	9
Amortization of prior service cost/(credit)	(788)	872	467	(246)	361	(1,130)
Recognized net loss	6,001	3,169	3,059	2,449	1,129	591
Special termination benefits	251	79	124	-	-	38
Net other postretirement benefit cost	$15,608	$15,629	$15,686	$5,378	$4,922	$1,166

Other changes in plan assets and benefit obligations recognized as a regulatory asset and/or OCI (before tax)
Arising this period:
Net (gain)/loss	$4,045	$7,031	($522)	($2,046)	$1,226	$2,034
Amounts reclassified from regulatory asset and/or accumulated OCI to net periodic pension cost in the current year:
Amortization of transition obligation	(821)	(604)	(382)	(351)	(1,662)	(9)
Amortization of prior service (cost)/credit	788	(872)	(467)	246	(361)	1,130
Amortization of net loss	(6,001)	(3,169)	(3,059)	(2,449)	(1,129)	(591)
Total	($1,989)	$2,386	($4,430)	($4,600)	($1,926)	$2,564
Total recognized as net periodic other postretirement cost, regulatory asset, and/or OCI (before tax)	$13,619	$18,015	$11,256	$778	$2,996	$3,730
Estimated amortization amounts from regulatory asset and/or accumulated OCI to net periodic cost in the following year
Transition (asset)/obligation	$821	$338	$382	$351	$1,662	$9
Prior service cost/(credit)	($788)	$583	$467	($246)	$361	($1,130)
Net loss	$5,759	$1,977	$2,716	$2,133	$1,164	$703

2006	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	System Energy
	(In Thousands)
Other post retirement costs:
Service cost - benefits earned during the period	$5,346	$5,014	$3,414	$1,674	$928	$1,656
Interest cost on APBO	11,374	10,989	7,425	3,777	3,425	1,626
Expected return on assets	(7,186)	(5,955)	-	(2,836)	(2,442)	(1,684)
Amortization of transition obligation	821	604	382	351	1,662	9
Amortization of prior service cost	(1,630)	-	(97)	(546)	38	(1,204)
Recognized net loss	6,684	4,009	3,577	2,575	1,371	828
Net other postretirement benefit cost	$15,409	$14,661	$14,701	$4,995	$4,982	$1,231

Estimated amortization amounts from regulatory asset and/or accumulated OCI to net periodic cost in the following year
Transition obligation	$821	$604	$382	$351	$1,662	$9
Prior service cost/(credit)	($788)	$872	$467	($246)	$361	($1,130)
Net loss	$6,001	$3,170	$3,059	$2,449	$1,129	$591

2005	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	System Energy
	(In Thousands)
Other post retirement costs:
Service cost - benefits earned during the period	$4,648	$5,300	$2,958	$1,463	$805	$1,724
Interest cost on APBO	10,555	10,476	6,872	3,502	3,255	1,566
Expected return on assets	(6,523)	(5,271)	-	(2,676)	(2,314)	(1,552)
Amortization of transition obligation	821	1,797	382	351	1,662	15
Amortization of prior service cost	(1,630)	-	(97)	(546)	38	(672)
Recognized net loss	5,806	2,854	3,065	2,287	1,095	626
Net other postretirement benefit cost	$13,677	$15,156	$13,180	$4,381	$4,541	$1,707

Other Postretirement Benefit Obligations, Plan Assets, Funded Status, and Amounts Not Yet Recognized and Recognized in the Balance Sheet of Entergy Corporation and its subsidiaries as of December 31, 2007 and 2006:

	December 31,
	2007	2006
	(In Thousands)
Change in APBO
Balance at beginning of year	$1,074,559	$997,969
Service cost	44,137	41,480
Interest cost	63,231	57,263
Acquisition	11,336	-
Plan amendments	(3,520)	(10,708)
Special termination benefits	603	-
Plan participant contributions	11,384	6,904
Actuarial (gain)/loss	(19,997)	(17,838)
Benefits paid	(56,719)	(62,314)
Medicare Part D subsidy received	4,617	1,610
Balance at end of year	$1,129,631	$1,014,366

Change in Plan Assets
Fair value of assets at beginning of year	$314,326	$234,516
Actual return on plan assets	20,314	27,912
Employer contributions	56,300	64,058
Plan participant contributions	11,384	6,904
Acquisition	5,114	-
Benefits paid	(56,719)	(60,700)
Fair value of assets at end of year	$350,719	$272,690

Funded status	($778,912)	($741,676)

Amounts recognized in the balance sheet (SFAS 158)
Current liabilities	($28,859)	($27,372)
Non-current liabilities	(750,053)	(714,304)
Total funded status	($778,912)	($741,676)

Amounts recognized as a regulatory asset (before tax)
Transition obligation	$12,435	$8,686
Prior service cost	(30,833)	(9,263)
Net loss	224,532	195,567
	$206,134	$194,990
Amounts recognized as OCI (before tax)
Transition obligation	$6,709	$4,321
Prior service cost	(16,634)	(52,799)
Net loss	112,692	158,166
	$102,767	$109,688

Other Postretirement Benefit Obligations, Plan Assets, Funded Status, and Amounts Not Yet Recognized and Recognized in the Balance Sheets of the Registrant Subsidiaries as of December 31, 2007 and 2006:

2007	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	System Energy
	(In Thousands)
Change in APBO
Balance at 12/31/06	$209,043	$197,549	$133,527	$72,081	$60,193	$29,478
Service cost	6,099	6,188	3,890	1,904	1,019	1,804
Interest cost	12,147	11,504	7,764	4,195	3,480	1,732
Special termination benefits	251	79	124	-	-	38
Plan participant contributions	2,724	2,481	1,978	810	312	404
Actuarial (gain)/loss	2,227	5,814	(522)	(2,760)	791	1,630
Benefits paid	(14,869)	(11,907)	(8,530)	(4,243)	(5,256)	(1,794)
Medicare Part D subsidy received	1,195	1,136	701	395	409	86
Jurisdictional separation	-	(91,603)	-	-	-	-
Balance at 12/31/07	$218,817	$121,241	$138,932	$72,382	$60,948	$33,378

Change in Plan Assets
Fair value of assets at 12/31/06	$103,901	$83,892	$ -	$39,213	$41,636	$25,265
Actual return on plan assets	7,105	5,570	-	2,561	2,294	1,474
Employer contributions	19,055	11,988	6,552	5,161	6,751	1,382
Plan participant contributions	2,724	2,481	1,978	810	312	404
Benefits paid	(14,869)	(11,907)	(8,530)	(4,243)	(5,256)	(1,794)
Jurisdictional separation	-	(92,024)	-	-	-	-
Fair value of assets at 12/31/07	$117,916	$-	$-	$43,502	$45,737	$26,731

Funded status	($100,901)	($121,241)	($138,932)	($28,880)	($15,211)	($6,647)

Amounts recognized in the balance sheet (SFAS 158)
Non-current asset	$ -	$ -	$ -	$ -	$ -	$ -
Current liabilities	-	(6,527)	(8,747)	-	-	-
Non-current liabilities	(100,901)	(114,714)	(130,185)	(28,880)	(15,211)	(6,647)
Total funded status	($100,901)	($121,241)	($138,932)	($28,880)	($15,211)	($6,647)

Amounts recognized in regulatory asset (before tax)
Transition obligation	$4,104	$-	$ -	$1,757	$8,306	$42
Prior service cost	(545)	-	-	(53)	1,917	(3,252)
Net loss	90,963	-	-	32,099	17,574	11,434
	$94,522	$-	$ -	$33,803	$27,797	$8,224
Amounts recognized in OCI (before tax)
Transition obligation	$ -	$1,689	$1,911	$ -	$-	$ -
Prior service cost	-	2,918	3,016	-	-	-
Net loss	-	35,571	46,475	-	-	-
	$ -	$40,178	$51,402	$ -	$ -	$ -

2006	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	System Energy
	(In Thousands)
Change in APBO
Balance at 12/31/05	$199,352	$192,289	$130,037	$66,054	$60,215	$28,242
Service cost	5,346	5,014	3,414	1,674	928	1,656
Interest cost	11,374	10,989	7,425	3,777	3,425	1,626
Plan amendments	5,049	5,232	3,383	1801	1,936	445
Plan participant contributions	1,652	1,330	1,548	561	227	99
Actuarial (gain)/loss	2,858	(2,975)	(2,299)	2,911	(1,717)	(1,290)
Benefits paid	(16,962)	(14,792)	(10,279)	(4,860)	(4,986)	(1,335)
Medicare Part D subsidy received	374	462	298	163	165	35
Balance at 12/31/06	$209,043	$197,549	$133,527	$72,081	$60,193	$29,478

Change in Plan Assets
Fair value of assets at 12/31/05	$85,364	$72,870	$ -	$33,869	$37,017	$22,834
Actual return on plan assets	10,585	8,512	-	4,073	3,628	2,338
Employer contributions	23,262	15,972	8,731	5,570	5,750	1,329
Plan participant contributions	1,652	1,330	1,548	561	227	99
Benefits paid	(16,962)	(14,792)	(10,279)	(4,860)	(4,986)	(1,335)
Fair value of assets at 12/31/06	$103,901	$83,892	$-	$39,213	$41,636	$25,265

Funded status	($105,142)	($113,657)	($133,527)	($32,868)	($18,557)	($4,213)

Amounts recognized in the balance sheet (SFAS 158)
Current liabilities	$ -	($6,053)	($8,251)	$ -	$ -	$ -
Non-current liabilities	(105,142)	(107,604)	(125,276)	(32,868)	(18,557)	(4,213)
Total funded status	($105,142)	($113,657)	($133,527)	($32,868)	($18,557)	($4,213)

Amounts recognized in regulatory asset (before tax)
Transition obligation	$4,925	$1,590	$ -	$2,108	$9,968	$51
Prior service cost	(1,333)	2,299	-	(299)	2,278	(4,382)
Net loss	92,919	25,400	-	36,594	17,477	9,991
	$96,511	$29,289	$ -	$38,403	$29,723	$5,660

Amounts recognized in OCI (before tax)
Transition obligation	$ -	$2,028	$2,293	$ -	$ -	$ -
Prior service cost	-	2,933	3,483	-	-	-
Net loss	-	32,391	50,056	-	-	-
	$ -	$37,352	$55,832	$ -	$ -	$ -

Qualified Pension and Other Postretirement Plans' Assets

Entergy's qualified pension and postretirement plans' weighted-average asset allocations by asset category at December 31, 2007 and 2006 are as follows:

	Qualified Pension		Postretirement
	2007	2006	2007	2006

Domestic Equity Securities	44%	43%	37%	37%
International Equity Securities	20%	21%	14%	14%
Fixed-Income Securities	34%	34%	49%	49%
Other	2%	2%	-%	-%

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

The optimization analysis utilized in the Plan Administrator's latest study produced the following approved asset class target allocations.

	Pension	Postretirement

Domestic Equity Securities	45%	37%
International Equity Securities	20%	14%
Fixed-Income Securities	31%	49%
Other (Cash and Group Annuity Contracts)	4%	0%

These allocation percentages combined with each asset class' expected investment return produced an aggregate return expectation for the five years following the study of 7.6% for pension assets, 5.4% for taxable postretirement assets, and 7.2% for non-taxable postretirement assets.

The expected long term rate of return of 8.50% for the qualified Retirement Plans assets is based on the expected long-term return of each asset class, weighted by the target allocation for each class as defined in the table above. The source for each asset class' expected long-term rate of return is the geometric mean of the respective asset class total return. The time period reflected in the total returns is a long dated period spanning several decades.

The expected long term rate of return of 8.50% for the non-taxable VEBA trust assets is based on the expected long-term return of each asset class, weighted by the target allocation for each class as defined in the table above. The source for each asset class' expected long-term rate of return is the geometric mean of the respective asset class total return. The time period reflected in the total returns is a long dated period spanning several decades.

For the taxable VEBA trust assets the allocation has a high percentage of tax-exempt fixed income securities. The tax-exempt fixed income long-term total return was estimated using total return data from the 2007 Economic Report of the President. The time period reflected in the tax-exempt fixed income total return is 1929 to 2006. After reflecting the tax-exempt fixed income percentage and unrelated business income tax, the long-term rate of return for taxable VEBA trust assets is expected to be 6.0%.

Since precise allocation targets are inefficient to manage security investments, the following ranges were established to produce an acceptable economically efficient plan to manage to targets:

	Pension	Postretirement

Domestic Equity Securities	45% to 55%	32% to 42%
International Equity Securities	15% to 25%	9% to 19%
Fixed-Income Securities	25% to 35%	44% to 54%
Other	0% to 10%	0% to 5%

Accumulated Pension Benefit Obligation

The accumulated benefit obligation for Entergy's qualified pension plans was $2.8 billion and $2.7 billion at December 31, 2007 and 2006, respectively.

The qualified pension accumulated benefit obligation for each of the Registrant Subsidiaries as of December 31, 2007 and 2006 was as follows:

	December 31,
	2007	2006
	(In Thousands)

Entergy Arkansas	$664,122	$657,276
Entergy Gulf States Louisiana	$283,759	$507,425
Entergy Louisiana	$387,512	$391,936
Entergy Mississippi	$210,314	$213,657
Entergy New Orleans	$79,773	$78,575
System Energy	$101,744	$98,994

Estimated Future Benefit Payments

Based upon the assumptions used to measure Entergy's qualified pension and postretirement benefit obligation at December 31, 2007, and including pension and postretirement benefits attributable to estimated future employee service, Entergy expects that benefits to be paid and the Medicare Part D subsidies to be received over the next ten years for Entergy Corporation and its subsidiaries will be as follows:
	Estimated Future Benefits Payments
	Qualified Pension	Non-Qualified Pension	Postretirement (before Medicare Subsidy)	Estimated Future Medicare Subsidy Receipts
	(In Thousands)
Year(s)
2008	$138,942	$5,936	$66,419	$5,109
2009	$144,468	$6,252	$70,153	$5,726
2010	$150,929	$6,245	$74,885	$6,311
2011	$159,494	$4,901	$79,181	$6,979
2012	$171,302	$4,889	$82,860	$7,725
2013 - 2017	$1,090,132	$25,174	$481,994	$50,819

Based upon the same assumptions, Entergy expects that benefits to be paid and the Medicare Part D subsidies to be received over the next ten years for the Registrant Subsidiaries will be as follows:

Estimated Future Qualified Pension Benefits Payments	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	System Energy
	(In Thousands)
Year(s)
2008	$39,052	$14,796	$23,859	$13,544	$4,118	$2,612
2009	$40,430	$15,193	$24,348	$13,983	$4,203	$2,694
2010	$42,149	$15,689	$24,962	$14,532	$4,309	$2,797
2011	$44,022	$16,260	$25,717	$15,140	$4,439	$2,911
2012	$46,940	$17,148	$26,888	$16,086	$4,641	$3,089
2013 - 2017	$295,332	$104,500	$159,632	$100,176	$27,555	$19,169

Estimated Future Non-Qualified Pension Benefits Payments	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans
	(In Thousands)
Year(s)
2008	$439	$536	$25	$112	$16
2009	$439	$536	$25	$112	$16
2010	$439	$532	$25	$112	$16
2011	$439	$517	$25	$112	$16
2012	$439	$497	$25	$112	$16
2013 - 2017	$2,195	$2,442	$125	$561	$82

Estimated Future Other Postretirement Benefits Payments	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	System Energy
	(In Thousands)
Year(s)
2008	$15,221	$7,118	$9,509	$4,844	$5,228	$1,476
2009	$15,923	$7,564	$9,915	$5,065	$5,415	$1,608
2010	$16,769	$8,085	$10,381	$5,399	$5,608	$1,818
2011	$17,376	$8,559	$10,759	$5,700	$5,693	$2,005
2012	$17,745	$8,962	$11,002	$5,940	$5,688	$2,158
2013 - 2017	$95,851	$51,715	$60,082	$33,282	$28,780	$13,443

Estimated Future Medicare Part D Subsidies	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	System Energy
	(In Thousands)
Year(s)
2008	$1,313	$591	$762	$500	$552	$71
2009	$1,444	$655	$840	$554	$583	$88
2010	$1,569	$716	$918	$598	$607	$101
2011	$1,708	$784	$1,000	$645	$632	$121
2012	$1,864	$859	$1,089	$693	$659	$146
2013 - 2017	$11,688	$5,466	$6,655	$4,178	$3,473	$1,253

Contributions

Entergy Corporation and its subsidiaries expect to contribute $226 million (excluding about $1 million in employee contributions) to the qualified pension plans and $69.6 million to its other postretirement plans in 2008. Guidance pursuant to the Pension Protection Act of 2006 rules, effective for the 2008 plan year and beyond, may affect the level of Entergy's pension contributions in the future

The Registrant Subsidiaries expect to contribute the following to the pension and other postretirement plans in 2008:

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	System Energy
	(In Thousands)
Pension Contributions	$40,470	$37,756	$-	$10,955	$-	$-

Other Postretirement Contributions	$18,814	$7,118	$9,509	$5,238	$5,225	$1,714

Actuarial Assumptions

The assumed health care cost trend rate used in measuring the APBO of Entergy was 9% for 2008, gradually decreasing each successive year until it reaches 4.75% in 2013 and beyond. The assumed health care cost trend rate used in measuring the Net Other Postretirement Benefit Cost of Entergy was 10% for 2007, gradually decreasing each successive year until it reaches 4.5% in 2012 and beyond. A one percentage point change in the assumed health care cost trend rate for 2007 would have the following effects:

	1 Percentage Point Increase		1 Percentage Point Decrease
2007	Impact on the APBO	Impact on the sum of service costs and interest cost	Impact on the APBO	Impact on the sum of service costs and interest cost
	Increase (Decrease) (In Thousands)

Entergy Corporation and its subsidiaries	$115,169	$14,854	($102,675)	($12,656)

A one percentage point change in the assumed health care cost trend rate for 2007 would have the following effects for the Registrant Subsidiaries:
	1 Percentage Point Increase		1 Percentage Point Decrease
2007	Impact on the APBO	Impact on the sum of service costs and interest cost	Impact on the APBO	Impact on the sum of service costs and interest cost
	Increase (Decrease) (In Thousands)

Entergy Arkansas	$18,585	$2,063	($16,854)	($1,795)
Entergy Gulf States Louisiana	$12,413	$1,442	($11,119)	($1,236)
Entergy Louisiana	$12,286	$1,382	($11,107)	($1,197)
Entergy Mississippi	$6,367	$685	($5,749)	($596)
Entergy New Orleans	$4,713	$453	($4,300)	($398)
System Energy	$3,882	$540	($3,431)	($456)

The significant actuarial assumptions used in determining the pension PBO and the SFAS 106 APBO as of December 31, 2007, and 2006 were as follows:

	2007	2006

Weighted-average discount rate:
Pension	6.50%	6.00%
Other postretirement	6.50%	6.00%
Weighted-average rate of increase in future compensation levels	4.23%	3.25%

The significant actuarial assumptions used in determining the net periodic pension and other postretirement benefit costs for 2007, 2006, and 2005 were as follows:

	2007	2006	2005

Weighted-average discount rate:
Pension	6.00%	5.90%	6.00%
Other postretirement	6.00%	5.90%	6.00%
Weighted-average rate of increase in future compensation levels	3.25%	3.25%	3.25%
Expected long-term rate of return on plan assets:
Taxable assets	5.50%	5.50%	5.50%
Non-taxable assets	8.50%	8.50%	8.50%

Entergy's remaining pension transition assets were being amortized over the greater of the remaining service period of active participants or 15 years which ended in 2005, and its SFAS 106 transition obligations are being amortized over 20 years ending in 2012.

Medicare Prescription Drug, Improvement and Modernization Act of 2003

In December 2003, the President signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 into law. The Act introduces a prescription drug benefit cost under Medicare (Part D), which started in 2006, as well as a federal subsidy to employers who provide a retiree prescription drug benefit that is at least actuarially equivalent to Medicare Part D.

The actuarially estimated effect of future Medicare subsidies reduced the December 31, 2007 and 2006 Accumulated Postretirement Benefit Obligation by $182 million and $183 million, respectively, and reduced the 2007, 2006, and 2005 other postretirement benefit cost by $26.5 million, $29.3 million, and $24.3 million, respectively. In 2007, Entergy received $4.6 million in Medicare subsidies for prescription drug claims through June 2007.

The actuarially estimated effect of future Medicare subsidies and the actual subsidies received for the Registrant Subsidiaries was as follows:

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	System Energy
	Increase/(Decrease) In Thousands
Impact on 12/31/2007 APBO	($39,653)	($19,662)	($21,797)	($13,223)	($9,487)	($6,185)
Impact on 12/31/2006 APBO	($40,636)	($40,636)	($22,486)	($13,560)	($10,110)	($5,966)
Impact on 2007 other postretirement benefit cost	($5,502)	($4,888)	($3,048)	($1,753)	($1,242)	($984)
Impact on 2006 other postretirement benefit cost	($6,246)	($5,328)	($3,460)	($2,046)	($1,502)	($1,070)
Impact on 2005 other postretirement benefit cost	($5,443)	($4,747)	($3,040)	($1,790)	($1,334)	($938)
Medicare subsidies received in 2007 for claims through June 2007	($1,195)	($1,136)	($701)	($395)	($409)	($85)

Non-Qualified Pension Plans

Entergy also sponsors non-qualified, non-contributory defined benefit pension plans that provide benefits to certain executives. Entergy recognized net periodic pension cost related to these plans of $20.6 million in 2007, $21 million in 2006, and $16.4 million in 2005. The projected benefit obligation was $134.5 million and $137 million as of December 31, 2007 and 2006, respectively. There are $0.2 million in plan assets for a pre-merger Entergy Gulf States Louisiana plan. The accumulated benefit obligation was $118 million and $127 million as of December 31, 2007 and 2006, respectively.

After the application of SFAS 158, Entergy's non-qualified, non-current pension liability at December 31, 2007 and 2006 was $128.4 million and $122.2 million, respectively; and its current liability was $5.9 million and $14.5 million, respectively. The unamortized transition asset, prior service cost and net loss are recognized in regulatory assets ($43.9 million at December 31, 2007 and $50.8 million at December 31, 2006) and accumulated other comprehensive income before taxes ($17.4 million at December 31, 2007 and $15.8 million at December 31, 2006.)

The Registrant Subsidiaries (except System Energy) participate in Entergy's non-qualified, non-contributory defined benefit pension plans that provide benefits to certain executives. The net periodic pension cost for the non-qualified plans for 2007, 2006 and 2005 was as follows:

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans
	(In Thousands)
2007	$493	$1,268	$25	$175	$228
2006	$499	$1,274	$25	$174	$222
2005	$508	$1,316	$27	$170	$204

The projected benefit obligation for the non-qualified plans as of December 31, 2007 and 2006 was as follows:

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans
	(In Thousands)
2007	$3,483	$5,475	$166	$1,505	$1,849
2006	$3,633	$19,010	$178	$1,495	$1,823

The accumulated benefit obligation for the non-qualified plans as of December 31, 2007 and 2006 was as follows:

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans
	(In Thousands)
2007	$3,058	$5,475	$166	$1,259	$1,712
2006	$3,398	$18,941	$178	$1,335	$1,672

After the application of SFAS 158, the following amounts were recorded on the balance sheet as of December 31, 2007 and 2006:

2007	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans
	(In Thousands)

Current liabilities	($439)	($536)	($25)	($112)	($16)
Non-current liabilities	($3,044)	($4,939)	($141)	($1,393)	($1,833)
Total Funded Status	($3,483)	($5,475)	($166)	($1,505)	($1,849)

Regulatory Asset	$1,946	$691	$93	$816	$487
Accumulated other comprehensive income (before taxes)	$-	$120	$-	$-	$-

2006	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans
	(In Thousands)

Current liabilities	($439)	($1,609)	($25)	($112)	($17)
Non-current liabilities	($3,194)	($17,229)	($153)	($1,383)	($1,806)
Total Funded Status	($3,633)	($18,838)	($178)	($1,495)	($1,823)

Regulatory Asset	$2,133	$3,420	$105	$866	$689
Accumulated other comprehensive income (before taxes)	$-	$388	$-	$-	$-

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

Entergy also sponsors the Savings Plan of Entergy Corporation and Subsidiaries II (established in 2001), the Savings Plan of Entergy Corporation and Subsidiaries IV (established in 2002), the Savings Plan of Entergy Corporation and Subsidiaries VI (established in April 2007), and the Savings Plan of Entergy Corporation and Subsidiaries VII (established in April 2007) to which matching contributions are also made. The plans are defined contribution plans that cover eligible employees, as defined by each plan, of Entergy and its subsidiaries.

The Savings Plan of Entergy Corporation and Subsidiaries VI covers eligible non-bargaining employees transferred from Palisades effective with the closing of the purchase of Palisades in April 2007. The Savings Plan of Entergy Corporation and Subsidiaries VII covers certain eligible bargaining unit employees of Palisades effective with the closing of the purchase of Palisades in April 2007.

Entergy's subsidiaries' contributions to defined contribution plans collectively were $36.6 million in 2007 $31.4 million in 2006, and $33.8 million in 2005. The majority of the contributions were to the System Savings Plan.

NOTE 12. STOCK-BASED COMPENSATION (Entergy Corporation)

Entergy grants stock options and long-term incentive and restricted liability awards to key employees of the Entergy subsidiaries under its Equity Ownership Plans which are shareholder-approved stock-based compensation plans. The Equity Ownership Plan, as restated in February 2003 (2003 Plan), had 806,621 authorized shares remaining for long-term incentive and restricted liability awards as of December 31, 2007. At the May 2006 annual meeting of shareholders, Entergy's shareholders approved the 2007 Equity Ownership and Long-Term Cash Incentive Plan (2007 Plan) effective January 1, 2007. The maximum aggregate number of common shares that can be issued from the 2007 Plan for stock-based awards is 7,000,000 with no more than 2,000,000 available for non-option grants. The 2007 Plan, which only applies to awards made on or after January 1, 2007, will expire after 10 years. As of December 31, 2007, there were 5,182,380 authorized shares remaining for stock-based awards, including 2,000,000 for non-option grants.

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

The following table includes financial information for stock options for each of the years presented:

	2007	2006	2005
Compensation expense included in Entergy's Net Income	$15.0	$11.0	$13.0
Tax benefit recognized in Entergy's Net Income	$6.0	$4.0	$5.0
Compensation cost capitalized as part of fixed assets and inventory	$3.0	$2.0	$2.0

Entergy determines the fair value of the stock option grants made in 2007, 2006, and 2005 by considering factors such as lack of marketability, stock retention requirements, and regulatory restrictions on exercisability. The fair value valuations comply with SFAS 123R, "Share-Based Payment," which was issued in December 2004 and became effective in the first quarter 2006. The stock option weighted-average assumptions used in determining the fair values are as follows:

	2007	2006	2005

Stock price volatility	17.0%	18.7%	18.8%
Expected term in years	4.59	3.9	3
Risk-free interest rate	4.85%	4.4%	3.6%
Dividend yield	3.0%	3.2%	3.1%
Dividend payment	$2.16	$2.16	$2.16

Stock price volatility is calculated based upon the weekly public stock price volatility of Entergy Corporation common stock over the last four to five years.  The expected term of the options is based upon historical option exercises and the weighted average life of options when exercised and the estimated weighted average life of all vested but unexercised options.  Options held by certain management level employees include a restriction that requires 75% of the after-tax net profit upon exercise of the option to be held in Entergy Corporation common stock until the earlier of five years or termination of employment.  The reduction in fair value of the stock options is based upon an estimate of the call option value of the reinvested gain discounted to present value over the five year reinvestment period.

A summary of stock option activity for the year ended December 31, 2007 and changes during the year are presented below:

	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Contractual Life

Options outstanding at January 1, 2007	10,802,923	$51.16

Options granted	1,854,900	$91.82
Options exercised	(1,969,765)	$48.37
Options forfeited/expired	(156,627)	$74.21

Options outstanding at December 31, 2007	10,531,431	$58.50	$643 million	5.9 years

Options exercisable at December 31, 2007	7,193,806	$47.92	$515 million	4.8 years

Weighted-average grant-date fair value of options granted during 2007	$14.15

The weighted-average grant-date fair value of options granted during the year was $9.21 for 2006 and $8.17 for 2005. The total intrinsic value of stock options exercised was $116.7 million during 2007, $65 million during 2006, and $100 million during 2005. The intrinsic value, which has no effect on net income, of the stock options exercised is calculated by the difference in Entergy's Corporation common stock price on the date of exercise and the exercise price of the stock options granted. With the adoption of the fair value method of SFAS 123 and the application of SFAS 123R, Entergy recognizes compensation cost over the vesting period of the options based on their grant-date fair value. The total fair value of options that vested was approximately $15 million during 2007, $15 million during 2006, and $28 million during 2005.

The following table summarizes information about stock options outstanding as of December 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	As of 12/31/2007	Weighted-Avg. Remaining Contractual Life-Yrs.	Weighted- Avg. Exercise Price	Number Exercisable at 12/31/2007	Weighted- Avg. Exercise Price

$23 - $36.99	880,777	2.2	$25.61	880,777	$25.61
$37 - $50.99	3,672,508	4.1	$41.39	3,672,508	$41.39
$51 - $64.99	1,224,627	5.9	$58.21	1,224,627	$58.21
$65 - $78.99	2,938,821	7.5	$69.30	1,391,996	$69.49
$79 - $91.82	1,814,698	9.1	$91.81	23,898	$91.14
$23 - $91.82	10,531,431	5.9	$58.50	7,193,806	$47.92

Stock-based compensation cost related to non-vested stock options outstanding as of December 31, 2007 not yet recognized is approximately $23 million and is expected to be recognized on a weighted-average period of 1.8 years.

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

The following table includes financial information for the long-term incentive awards for each of the years presented:

	2007	2006	2005
	(In Millions)

Fair value of long-term incentive awards at December 31,	$54	$37	$34
Compensation expense included in Entergy's Net Income for the year	$35	$22	$16
Tax benefit recognized in Entergy's Net Income for the year	$14	$8	$6
Compensation cost capitalized as part of fixed assets and inventory	$6	$3	$2

Entergy paid $20.5 million in 2007 for awards earned under the Long-Term Incentive Plan. The distribution is applicable to the 2004 - 2006 performance period.

Restricted Awards

Entergy grants restricted awards earned under its stock benefit plans in the form of stock units that are subject to time-based restrictions. The restricted units are equal to the cash value of shares of Entergy Corporation common stock at the time of vesting. The costs of restricted awards are charged to income over the restricted period, which varies from grant to grant. The average vesting period for restricted awards granted is 52 months. As of December 31, 2007, there were 161,012 unvested restricted units that are expected to vest over an average period of 29 months.

The following table includes financial information for restricted awards for each of the years presented:

	2007	2006	2005
	(In Millions)

Fair value of restricted awards at December 31,	$11.2	$3.6	$-
Compensation expense included in Entergy's Net Income for the year	$6.5	$3.1	$3.5
Tax benefit recognized in Entergy's Net Income for the year	$2.5	$1.2	$1.4
Compensation cost capitalized as part of fixed assets and inventory	$1.1	$0.5	$-

Entergy made no payments in 2007 for awards under the Restricted Awards Plan.

NOTE 13. BUSINESS SEGMENT INFORMATION (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

Entergy's reportable segments as of December 31, 2007 are Utility and Non-Utility Nuclear. Utility generates, transmits, distributes, and sells electric power in portions of Arkansas, Louisiana, Mississippi, and Texas, and provides natural gas utility service in portions of Louisiana. Non-Utility Nuclear owns and operates six nuclear power plants and is primarily focused on selling electric power produced by those plants to wholesale customers. "All Other" includes the parent company, Entergy Corporation, and other business activity, including the Energy Commodity Services segment, the Competitive Retail Services business, and earnings on the proceeds of sales of previously-owned businesses. As a result of the Entergy New Orleans bankruptcy filing, Entergy discontinued the consolidation of Entergy New Orleans retroactive to January 1, 2005, and reported Entergy New Orleans results under the equity method of accounting in the Utility segment in 2006 and 2005. On May 7, 2007, the bankruptcy judge entered an order confirming Entergy New Orleans' plan of reorganization. With confirmation of the plan of reorganization, Entergy reconsolidated Entergy New Orleans in the second quarter 2007, retroactive to January 1, 2007.

Entergy's segment financial information is as follows:

2007	Utility	Non-Utility Nuclear*	All Other*	Eliminations	Consolidated
	(In Thousands)

Operating revenues	$9,255,075	$2,029,666	$225,216	($25,559)	$11,484,398
Deprec., amort. & decomm.	$939,152	$177,872	$14,586	$-	$1,131,610
Interest and dividend income	$124,992	$102,840	$88,066	($81,901)	$233,997
Equity in earnings of unconsolidated equity affiliates	($2)	$-	$3,178	$-	$3,176
Interest and other charges	$444,067	$34,738	$265,253	($81,901)	$662,157
Income taxes (benefits)	$382,025	$230,407	($98,015)	$-	$514,417
Net income (loss)	$682,707	$539,200	($87,058)	$-	$1,134,849
Total assets	$26,174,159	$7,014,484	$1,982,429	($1,528,070)	$33,643,002
Investment in affiliates - at equity	$202	$-	$78,790	$-	$78,992
Cash paid for long-lived asset additions	$1,315,564	$258,457	$2,754	$1,255	$1,578,030

2006	Utility	Non-Utility Nuclear*	All Other*	Eliminations	Consolidated
	(In Thousands)

Operating revenues	$9,150,030	$1,544,873	$275,299	($38,044)	$10,932,158
Deprec., amort. & decomm.	$886,537	$134,661	$12,478	$-	$1,033,676
Interest and dividend income	$112,887	$83,155	$95,985	($93,192)	$198,835
Equity in earnings of unconsolidated equity affiliates	$4,058	$-	$89,686	$-	$93,744
Interest and other charges	$428,662	$47,424	$194,911	($93,192)	$577,805
Income taxes (benefits)	$333,105	$204,659	($94,720)	$-	$443,044
Loss from discontinued operations	$-	$-	($496)	$-	($496)
Net income	$691,160	$309,496	$131,894	$52	$1,132,602
Total assets	$25,238,359	$5,369,730	$2,866,377	($2,391,735)	$31,082,731
Investment in affiliates - at equity	$154,193	$-	$209,033	($134,137)	$229,089
Cash paid for long-lived asset additions	$1,306,387	$302,865	$23,034	$982	$1,633,268

2005	Utility	Non-Utility Nuclear*	All Other*	Eliminations	Consolidated
	(In Thousands)

Operating revenues	$8,526,943	$1,421,547	$237,735	($79,978)	$10,106,247
Deprec., amort. & decomm.	$867,755	$117,752	$13,991	$-	$999,498
Interest and dividend income	$75,748	$66,836	$78,185	($70,290)	$150,479
Equity in earnings of unconsolidated equity affiliates	$765	$-	$220	$-	$985
Interest and other charges	$386,672	$50,874	$133,777	($70,292)	$501,031
Income taxes (benefits)	$405,662	$163,865	($10,243)	$-	$559,284
Loss from discontinued operations	$-	$-	($44,794)	$-	($44,794)
Net income (loss)	$659,760	$282,623	($44,019)	($33)	$898,331
Total assets	$25,248,820	$4,887,572	$3,477,169	($2,755,904)	$30,857,657
Investment in affiliates - at equity	$150,135	$-	$428,006	($281,357)	$296,784
Cash paid for long-lived asset additions	$1,285,012	$160,899	$11,230	$945	$1,458,086

Businesses marked with * are sometimes referred to as the "competitive businesses," with the exception of the parent company, Entergy Corporation. Eliminations are primarily intersegment activity. Almost all of Entergy's goodwill is related to the Utility segment.

Earnings were negatively affected in the fourth quarter 2007 by expenses of $22.2 million ($13.6 million net-of-tax) for Utility and $29.9 million ($18.4 million net-of-tax) for Non-Utility Nuclear recorded in connection with a nuclear operations fleet alignment. This process was undertaken with the goals of eliminating redundancies, capturing economies of scale, and clearly establishing organizational governance. Most of the expenses related to the voluntary severance program offered to employees. Approximately 200 employees from the Non-Utility Nuclear business and 150 employees in the Utility business accepted the voluntary severance program offers.

In the fourth quarter 2005, Entergy decided to divest the retail electric portion of the Competitive Retail Services business operating in the ERCOT region of Texas. Due to this planned divestiture, activity from this business is reported as discontinued operations in the Consolidated Statements of Income. In connection with the planned sale, an impairment reserve of $39.8 million ($25.8 million net-of-tax) was recorded for the remaining net book value of the Competitive Retail Services business' information technology systems.

Revenues and pre-tax income (loss) related to the Competitive Retail Services business' discontinued operations were as follows:

	2007	2006	2005
	(In Thousands)

Operating revenues	$-	$134,444	$654,333
Pre-tax income (loss)	$-	($429)	($68,854)

There were no assets or liabilities related to the Competitive Retail Services business' discontinued operations as of December 31, 2007 and 2006.

Geographic Areas

For the year ended December 31, 2007, Entergy derived none of its revenue from outside of the United States. For the years ended December 31, 2006 and 2005, Entergy derived less than 1% of its revenue from outside of the United States.

As of December 31, 2007 and 2006, Entergy had no long-lived assets located outside of the United States.

Registrant Subsidiaries

The Registrant Subsidiaries' have one reportable segment, which is an integrated utility business, except for System Energy, which is an electricity generation business. The Registrant Subsidiaries' operations are managed on an integrated basis because of the substantial effect of cost-based rates and regulatory oversight on the business process, cost structures, and operating results.

NOTE 14. EQUITY METHOD INVESTMENTS (Entergy Corporation)

As of December 31, 2007, Entergy owns investments in the following companies that it accounts for under the equity method of accounting:
Company	Ownership	Description

Entergy-Koch, LP	50% partnership interest	Entergy-Koch was in the energy commodity marketing and trading business and gas transportation and storage business until the fourth quarter 2004 when these businesses were sold.

RS Cogen LLC	50% member interest	Co-generation project that produces power and steam on an industrial and merchant basis in the Lake Charles, Louisiana area.

Top Deer	50% member interest	Wind-powered electric generation joint venture.

Following is a reconciliation of Entergy's investments in equity affiliates:

	2007	2006	2005
	(In Thousands)

Beginning of year	$229,089	$296,784	$231,779
Entergy New Orleans (a)	(153,988)	-	154,462
Income from the investments	3,176	93,744	985
Distributions received	-	(163,697)	(80,901)
Dispositions and other adjustments	715	2,258	(9,541)
End of year	$78,992	$229,089	$296,784

(a)

As a result of Entergy New Orleans' bankruptcy filing in September 2005, Entergy deconsolidated Entergy New Orleans and reflected Entergy New Orleans' financial results under the equity method of accounting retroactive to January 1, 2005. In May 2007, with confirmation of the plan of reorganization, Entergy reconsolidated Entergy New Orleans retroactive to January 1, 2007 and no longer accounts for Entergy New Orleans under the equity method of accounting. See Note 18 to the financial statements for further discussion of the bankruptcy proceeding.

The following is a summary of combined financial information reported by Entergy's equity method investees:

	2007	2006 (1)		2005 (1)
	(In Thousands)

Income Statement Items
Operating revenues	$65,600	$632,820		$721,410
Operating income	$22,606	$27,452		$9,526
Net income	$6,257	$212,210	(2)	$1,592

Balance Sheet Items
Current assets	$96,624	$262,506
Noncurrent assets	$372,421	$1,163,392
Current liabilities	$92,423	$389,526
Noncurrent liabilities	$229,037	$722,524

(1)	Includes financial information for Entergy New Orleans which was accounted for under the equity method of accounting in 2006 and 2005.
(2)	Includes gains recorded by Entergy-Koch on the sales of its energy trading and pipeline businesses.

Related-party transactions and guarantees

See Note 18 to the financial statements for a discussion of the Entergy New Orleans bankruptcy proceedings and activity between Entergy and Entergy New Orleans.

Entergy Louisiana and Entergy New Orleans entered into purchase power agreements with RS Cogen that expired in April 2006, and purchased a total of $15.8 million and $61.2 million of capacity and energy from RS Cogen in 2006 and 2005, respectively. Entergy Gulf States Louisiana purchased approximately $68.4 million, $64.3 million, and $12.4 million, of electricity generated from Entergy's share of RS Cogen in 2007, 2006, and 2005, respectively. Entergy's operating transactions with its other equity method investees were not significant in 2007, 2006, or 2005.

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

Palisades

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

For the PPA, which was at below-market prices at the time of the acquisition, Non-Utility Nuclear will amortize a liability to revenue over the life of the agreement. The amount that will be amortized each period is based upon the difference between the present value calculated at the date of acquisition of each year's difference between revenue under the agreement and revenue based on estimated market prices. In 2007, $50 million was amortized to revenue. The amounts to be amortized to revenue for the next five years will be $76 million for 2008, $53 million for 2009, $46 million for 2010, $43 million for 2011, and $17 million in 2012.

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

Perryville

In June 2005, Entergy Louisiana purchased the 718 MW Perryville power plant located in northeast Louisiana for $162 million from a subsidiary of Cleco Corporation. Entergy Louisiana received the plant, materials and supplies, SO2 emission allowances, and related real estate. The LPSC approved the acquisition and the long-term cost-of-service purchased power agreement under which Entergy Gulf States Louisiana will purchase 75 percent of the plant's output.

Asset Dispositions

Entergy-Koch Businesses

In the fourth quarter 2004, Entergy-Koch sold its energy trading and pipeline businesses to third parties. The sales came after a review of strategic alternatives for enhancing the value of Entergy-Koch, LP. Entergy received $862 million of cash distributions in 2004 from Entergy-Koch after the business sales. Due to the November 2006 expiration of contingencies on the sale of Entergy-Koch's trading business, and the corresponding release to Entergy-Koch of sales proceeds held in escrow, Entergy recorded a gain related to its Entergy-Koch investment of approximately $55 million, net-of-tax, in the fourth quarter 2006 and received additional cash distributions of approximately $163 million. Entergy expects future cash distributions upon liquidation of the partnership will be less than $35 million.

Other

In the second quarter 2006, Entergy sold its remaining interest in a power development project and realized a $14.1 million ($8.6 million net-of-tax) gain on the sale.

In April 2006, Entergy sold the retail electric portion of the Competitive Retail Services business operating in the ERCOT region of Texas, realized an $11.1 million gain (net-of-tax) on the sale, and now reports this portion of the business as a discontinued operation.

NOTE 16. RISK MANAGEMENT AND FAIR VALUES (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans)

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

Entergy manages these risks through both contractual arrangements and derivatives. Contractual risk management tools include long-term power purchase and sales agreements and fuel purchase agreements, capacity contracts, and tolling agreements. Commodity and financial derivative risk management tools can include natural gas and electricity futures, forwards, swaps, and options; foreign currency forwards; and interest rate swaps. Entergy enters into derivatives only to manage natural risks inherent in its physical or financial assets or liabilities.

Entergy manages fuel price risk for its Louisiana jurisdictions (Entergy Gulf States Louisiana, Entergy Louisiana, and Entergy New Orleans) and Entergy Mississippi primarily through the purchase of short-term swaps. These swaps are marked-to-market with offsetting regulatory assets or liabilities. The notional volumes of these swaps are based on a portion of projected annual purchases of gas for electric generation and projected winter purchases for gas distribution at Entergy Gulf States Louisiana and Entergy New Orleans.

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

Hedging Derivatives

Entergy classifies substantially all of the following types of derivative instruments held by its consolidated businesses as cash flow hedges:

Instrument	Business

Natural gas and electricity futures, forwards, and options	Non-Utility Nuclear, Non-nuclear wholesale assets
Foreign currency forwards	Utility, Non-Utility Nuclear

Cash flow hedges with net unrealized gains of approximately $5.4 million (net-of-tax) at December 31, 2007 are scheduled to mature during 2008. Net losses totaling approximately $63 million were realized during 2007 on the maturity of cash flow hedges. Unrealized gains or losses result from hedging power output at the Non-Utility Nuclear power stations and foreign currency hedges related to Euro-denominated nuclear fuel acquisitions. The related gains or losses from hedging power are included in revenues when realized. The realized gains or losses from foreign currency transactions are included in the cost of capitalized fuel. The maximum length of time over which Entergy is currently hedging the variability in future cash flows for forecasted transactions at December 31, 2007 is approximately five years. The ineffective portion of the change in the value of Entergy's cash flow hedges during 2007, 2006, and 2005 was insignificant.

Fair Values

Financial Instruments

The estimated fair value of Entergy's financial instruments is determined using forward mid curves.  These independent market curves are periodically compared to NYMEX Clearport prices where available and have been found to be materially identical.  Additional adjustments for unit contingent discounts and/or price differentials between liquid market locations and plant busbars are internally determined and applied depending on settlement terms of the financial instrument.  In determining these adjustments, Entergy uses a process that estimates the forward values based on recent observed history.  Due largely to the potential for market or product illiquidity, forward estimates are not necessarily indicative of the amounts that Entergy could realize in a current market exchange.  In addition, gains or losses realized on financial instruments held by regulated businesses may be reflected in future rates and therefore do not necessarily accrue to the benefit or detriment of stockholders.

Entergy considers the carrying amounts of most of its financial instruments classified as current assets and liabilities to be a reasonable estimate of their fair value because of the short maturity of these instruments.  Additional information regarding financial instruments and their fair values is included in Notes 5 and 6 to the financial statements.

NOTE 17. DECOMMISSIONING TRUST FUNDS (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, and System Energy)

Entergy holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts. The NRC requires Entergy to maintain trusts to fund the costs of decommissioning ANO 1, ANO 2, River Bend, Waterford 3, Grand Gulf, Pilgrim, Indian Point 1 and 2, Vermont Yankee, and Palisades (NYPA currently retains the decommissioning trusts and liabilities for Indian Point 3 and FitzPatrick). The funds are invested primarily in equity securities; fixed-rate, fixed-income securities; and cash and cash equivalents. The securities held at December 31, 2007 and 2006 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2007
Equity Securities	$1,928	$466	$9
Debt Securities	1,380	40	3
Total	$3,308	$506	$12

2006
Equity Securities	$1,706	$418	$2
Debt Securities	1,153	17	11
Total	$2,859	$435	$13

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

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows at December 31, 2007:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$170	$9	$124	$2
More than 12 months	-	-	35	1
Total	$170	$9	$159	$3

The unrealized losses in excess of twelve months above relate to Entergy's Utility operating companies and System Energy.

The fair value of debt securities, summarized by contractual maturities, at December 31, 2007 and 2006 are as follows:

	2007	2006
	(In Millions)
less than 1 year	$83	$82
1 year - 5 years	388	309
5 years - 10 years	535	472
10 years - 15 years	127	106
15 years - 20 years	81	72
20 years+	166	112
Total	$1,380	$1,153

During the years ended December 31, 2007, 2006, and 2005, proceeds from the dispositions of securities amounted to $1,583 million, $778 million, and $944 million, respectively. During the years ended December 31, 2007, 2006, and 2005, gross gains of $5 million in each year and gross losses of $4 million, $10 million, and $8 million, respectively, were reclassified out of other comprehensive income into earnings.

Entergy Arkansas

Entergy Arkansas holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts. The securities held at December 31, 2007 and 2006 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2007
Equity Securities	$249.2	$112.4	$0.1
Debt Securities	217.2	5.4	0.3
Total	$466.4	$117.8	$0.4

2006
Equity Securities	$237.6	$105.8	$-
Debt Securities	201.8	1.0	3.5
Total	$439.4	$106.8	$3.5

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows at December 31, 2007:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$2.0	$0.1	$7.9	$0.1
More than 12 months	-	-	15.0	0.2
Total	$2.0	$0.1	$22.9	$0.3

The fair value of debt securities, summarized by contractual maturities, at December 31, 2007 and 2006 are as follows:

	2007	2006
	(In Millions)

less than 1 year	$19.1	$12.8
1 year - 5 years	51.5	32.7
5 years - 10 years	143.4	144.7
10 years - 15 years	3.2	4.1
15 years - 20 years	-	2.3
20 years+	-	5.2
Total	$217.2	$201.8

During the years ended December 31, 2007, 2006, and 2005, proceeds from the dispositions of securities amounted to $96.0 million, $105.7 million, and $203.8 million, respectively. During the years ended December 31, 2007, 2006, and 2005, gross gains of $0.4 million, $0.3 million, and $1.4 million, respectively, and gross losses of $0.4 million, $1.3 million, and $2.2 million, respectively, were recorded in earnings.

Entergy Gulf States Louisiana

Entergy Gulf States Louisiana holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts. The securities held at December 31, 2007 and 2006 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2007
Equity Securities	$194.5	$55.6	$0.1
Debt Securities	171.6	7.3	0.3
Total	$366.1	$62.9	$0.4

2006
Equity Securities	$181.6	$49.9	$-
Debt Securities	163.3	6.2	0.8
Total	$344.9	$56.1	$0.8

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows at December 31, 2007:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$3.7	$0.1	$14.1	$0.2
More than 12 months	-	-	4.5	0.1
Total	$3.7	$0.1	$18.6	$0.3

The fair value of debt securities, summarized by contractual maturities, at December 31, 2007 and 2006 are as follows:

	2007	2006
	(In Millions)

less than 1 year	$6.3	$7.7
1 year - 5 years	40.2	46.7
5 years - 10 years	68.5	56.5
10 years - 15 years	36.8	36.5
15 years - 20 years	12.8	12.7
20 years+	7.0	3.2
Total	$171.6	$163.3

During the years ended December 31, 2007, 2006, and 2005, proceeds from the dispositions of securities amounted to $64.6 million, $60.1 million, and $38.1 million, respectively. During the years ended December 31, 2007, 2006, and 2005, gross gains of $0.1 million, $0.3 million, $0.1 million, respectively, and gross losses of $0.2 million in each year were recorded in earnings.

Entergy Louisiana

Entergy Louisiana holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts. The securities held at December 31, 2007 and 2006 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2007
Equity Securities	$132.3	$38.7	$0.1
Debt Securities	89.7	2.7	0.3
Total	$222.0	$41.4	$0.4

2006
Equity Securities	$125.0	$36.2	$0.2
Debt Securities	83.9	1.6	1.3
Total	$208.9	$37.8	$1.5

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows at December 31, 2007:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$3.4	$0.1	$5.4	$0.1
More than 12 months	-	-	5.2	0.2
Total	$3.4	$0.1	$10.6	$0.3

The fair value of debt securities, summarized by contractual maturities, at December 31, 2007 and 2006 are as follows:

	2007	2006
	(In Millions)

less than 1 year	$13.3	$10.8
1 year - 5 years	13.3	18.4
5 years - 10 years	30.8	29.3
10 years - 15 years	5.3	5.5
15 years - 20 years	13.1	11.3
20 years+	13.9	8.6
Total	$89.7	$83.9

During the years ended December 31, 2007, 2006, and 2005, proceeds from the dispositions of securities amounted to $23.8 million, $20.2 million, and $107.3 million, respectively. During the years ended December 31, 2007, 2006, and 2005, gross gains of $0.6 million, $0.8 million, and $0.2 million, respectively, and gross losses of $0.3 million, $40,560, and $0.8 million, respectively, were recorded in earnings.

System Energy

System Energy holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts. The securities held at December 31, 2007 and 2006 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2007
Equity Securities	$182.1	$40.8	$0.1
Debt Securities	133.6	2.8	1.0
Total	$315.7	$43.6	$1.1

2006
Equity Securities	$173.9	$37.4	$0.4
Debt Securities	107.5	1.0	1.2
Total	$281.4	$38.4	$1.6

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows at December 31, 2007:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$7.2	$0.1	$25.6	$0.4
More than 12 months	-	-	10.4	0.6
Total	$7.2	$0.1	$36.0	$1.0

The fair value of debt securities, summarized by contractual maturities, at December 31, 2007 and 2006 are as follows:

	2007	2006
	(In Millions)

less than 1 year	$8.0	$13.4
1 year - 5 years	53.4	35.5
5 years - 10 years	37.3	27.8
10 years - 15 years	5.5	7.2
15 years - 20 years	4.7	2.1
20 years+	24.7	21.5
Total	$133.6	$107.5

During the years ended December 31, 2007, 2006, and 2005, proceeds from the dispositions of securities amounted to $105.7 million, $88.2 million, and $91.1 million, respectively. During the years ended December 31, 2007, 2006, and 2005, gross gains of $0.9 million, $0.4 million, and $0.4 million, respectively, and gross losses of $0.4 million, $0.9 million, and $0.8 million, respectively, were recorded in earnings.

Other than temporary impairments and unrealized gains and losses

Entergy, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, and System Energy evaluate these unrealized losses at the end of each period to determine whether an other than temporary impairment has occurred. The assessment of whether an investment has suffered an other than temporary impairment is based on a number of factors including, first, whether Entergy has the ability and intent to hold the investment to recover its value, the duration and severity of any losses, and, then, whether it is expected that the investment will recover its value within a reasonable period of time. Entergy's trusts are managed by third parties who operate in accordance with agreements that define investment guidelines and place restrictions on the purchases and sales of investments. Entergy did not record any significant impairments in 2007 or 2006 on these assets.

Due to the regulatory treatment of decommissioning collections and trust fund earnings, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, and System Energy record regulatory assets or liabilities for unrealized gains and losses on trust investments. For the unregulated portion of River Bend, Entergy Gulf States Louisiana has recorded an offsetting amount of unrealized gains or losses in other deferred credits due to existing contractual commitments with the former owner.

NOTE 18. ENTERGY NEW ORLEANS BANKRUPTCY PROCEEDING (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

As a result of the effects of Hurricane Katrina and the effect of extensive flooding that resulted from levee breaks in and around the New Orleans area, on September 23, 2005, Entergy New Orleans filed a voluntary petition in bankruptcy court seeking reorganization relief under Chapter 11 of the U.S. Bankruptcy Code. On May 7, 2007, the bankruptcy judge entered an order confirming Entergy New Orleans' plan of reorganization. With the receipt of CDBG funds, and the agreement on insurance recovery with one of its excess insurers, Entergy New Orleans waived the conditions precedent in its plan of reorganization, and the plan became effective on May 8, 2007. Following are significant terms in Entergy New Orleans' plan of reorganization:

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
  Entergy New Orleans issued notes due in three years in satisfaction of its affiliate prepetition accounts payable (approximately $74 million, including interest), including its indebtedness to the Entergy System money pool. Entergy New Orleans included in the principal amount of the notes accrued interest from September 23, 2005 at the Louisiana judicial rate of interest for 2005 (6%) and 2006 (8%), and at the Louisiana judicial rate of interest plus 1% for 2007 through the date of issuance of the notes. Entergy New Orleans will pay interest on the notes from their date of issuance at the Louisiana judicial rate of interest plus 1%. The Louisiana judicial rate of interest is 9.5% for 2007 and 8.5% for 2008.
  Entergy New Orleans repaid in full, in cash, the outstanding borrowings under the debtor-in-possession credit agreement between Entergy New Orleans and Entergy Corporation (approximately $67 million).
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

(Entergy Corporation)

With confirmation of the plan of reorganization, Entergy reconsolidated Entergy New Orleans in the second quarter 2007, retroactive to January 1, 2007. Because Entergy owns all of the common stock of Entergy New Orleans, reconsolidation does not affect the amount of net income that Entergy records from Entergy New Orleans' operations for any current or prior periods, but does result in Entergy New Orleans' results being included in each individual income statement line item in 2007, rather than just its net income being presented as "Equity in earnings of unconsolidated equity affiliates," as will remain the case for 2005 and 2006.

Entergy's income statement for 2006 and 2005 includes $220 million and $207 million, respectively, in operating revenues and $46 million and $117 million, respectively, in purchased power expenses from transactions between Entergy New Orleans and Entergy's subsidiaries. Entergy's balance sheet as of December 31, 2006 includes $95 million of accounts receivable that are payable to Entergy or its subsidiaries by Entergy New Orleans, including $69.5 million of prepetition accounts. Because Entergy owns all of the common stock of Entergy New Orleans, however, the deconsolidation of Entergy New Orleans in 2005 and 2006 did not affect the amount of net income Entergy records resulting from Entergy New Orleans' operations.

(Entergy New Orleans)

Reorganization items reported as operating expenses in the income statements primarily consist of professional fees associated with the bankruptcy case and, pursuant to an agreement with the first mortgage bondholders, the accrual in the fourth quarter 2006 for Entergy New Orleans' plan of reorganization provision that resulted in the payment to the first mortgage bondholders of an amount, $12.2 million, equal to the one year of interest from the bankruptcy petition date that the bondholders had waived previously in the bankruptcy proceeding.

NOTE 19. TRANSACTIONS WITH AFFILIATES (Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

Each Registrant Subsidiary purchases electricity from or sells electricity to the other Registrant Subsidiaries, or both, under rate schedules filed with FERC. The Registrant Subsidiaries purchase fuel from System Fuels; receive management, technical, advisory, operating, and administrative services from Entergy Services; and receive management, technical, and operating services from Entergy Operations. These transactions are on an "at cost" basis. In addition, Entergy Power sells electricity to Entergy Arkansas, Entergy Louisiana, and Entergy New Orleans. RS Cogen sells electricity to Entergy Gulf States Louisiana and sold electricity to Entergy Louisiana and Entergy New Orleans in 2006 and 2005.

As described in Note 1 to the financial statements, all of System Energy's operating revenues consist of billings to Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans.

Additionally, as described in Note 4 to the financial statements, the Registrant Subsidiaries participate in Entergy's money pool and earn interest income from the money pool. Entergy Arkansas, Entergy Mississippi, and Entergy New Orleans also receive interest income from System Fuels, Inc.

The tables below contain the various affiliate transactions of the Registrant Subsidiaries and other Entergy affiliates.

Intercompany Revenues
	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	System Energy
	(In Millions)

2007	$302.7	$114.2	$226.4	$105.3	$102.9	$553.2
2006	$328.1	$148.4	$223.8	$46.4	$46.0	$555.5
2005	$197.7	$186.7	$342.4	$69.2	$117.6	$533.9

Intercompany Operating Expenses

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	System Energy
	(In Millions)

	(1)	(2)	(3)		(4)
2007	$514.3	$619.2	$521.9	$369.1	$222.2	$115.2
2006	$485.5	$499.5	$509.2	$387.2	$255.4	$110.6
2005	$670.0	$477.1	$606.4	$520.2	$260.2	$102.9

(1)	Includes $4.8 million in 2007, $0.2 million in 2006, and $1.9 million in 2005 for power purchased from Entergy Power.

170

(2)	Includes power purchased from RS Cogen of $68.4 million in 2007, $64.3 million in 2006, $12.4 million in 2005.
(3)

Includes power purchased from Entergy Power in 2007 of $10.9 million. Includes power purchased from Entergy Power and RS Cogen LLC in 2006 of $9.8 million and $12.0 million, respectively, and in 2005 of $8.4 million and $48.8 million, respectively.

(4)

Includes power purchased from Entergy Power in 2007 of $10.7 million. Includes power purchased from Entergy Power and RS Cogen LLC in 2006 of $10.0 million and $3.8 million, respectively, and in 2005 of $8.3 million and $12.6 million, respectively.

Intercompany Interest Income

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	System Energy
	(In Millions)

2007	$2.8	$7.9	$1.7	$2.4	$0.4	$6.1
2006	$2.5	$2.9	$1.2	$3.4	$0.3	$8.9
2005	$2.0	$0.1	$1.5	$1.0	$0.2	$4.2

NOTE 20. QUARTERLY FINANCIAL DATA (UNAUDITED) (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

Operating results for the four quarters of 2007 and 2006 for Entergy Corporation and subsidiaries were:

	Operating Revenues	Operating Income	Net Income
	(In Thousands)
2007:
First Quarter	$2,600,230	$431,020	$212,195
Second Quarter	$2,769,352	$478,040	$267,602
Third Quarter	$3,289,087	$810,332	$461,159
Fourth Quarter	$2,825,729	$336,976	$193,893

2006:
First Quarter	$2,568,031	$394,763	$193,628
Second Quarter	$2,628,502	$487,293	$281,802
Third Quarter	$3,254,719	$644,408	$388,883
Fourth Quarter	$2,480,906	$278,896	$268,289

Earnings per Average Common Share

	2007		2006
	Basic	Diluted	Basic	Diluted

First Quarter	$1.06	$1.03	$0.93	$0.92
Second Quarter	$1.36	$1.32	$1.35	$1.33
Third Quarter	$2.37	$2.30	$1.87	$1.83
Fourth Quarter	$1.00	$0.96	$1.30	$1.27

The business of the Utility operating companies is subject to seasonal fluctuations with the peak periods occurring during the third quarter. Operating results for the Registrant Subsidiaries for the four quarters of 2007 and 2006 were:

Operating Revenue

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	System Energy
	(In Thousands)
2007:
First Quarter	$502,738	$833,182	$617,479	$270,525	$168,642	$126,157
Second Quarter	$434,027	$881,658	$656,299	$345,916	$163,488	$129,471
Third Quarter	$624,664	$958,040	$801,890	$447,244	$190,863	$144,383
Fourth Quarter	$471,536	$861,732	$661,884	$309,117	$153,934	$153,182
2006:
First Quarter	$447,622	$893,205	$552,057	$373,234	$136,261	$131,654
Second Quarter	$504,223	$881,115	$550,580	$387,849	$135,955	$129,176
Third Quarter	$660,885	$1,055,759	$762,840	$429,460	$161,643	$146,577
Fourth Quarter	$479,953	$849,494	$585,781	$259,465	$137,295	$148,052

Operating Income (Loss)

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	System Energy
	(In Thousands)
2007:
First Quarter	$62,406	$62,372	$51,453	$13,522	$7,574	$50,329
Second Quarter	$63,979	$72,771	$68,544	$36,630	$22,836	$54,804
Third Quarter	$148,696	$174,363	$140,761	$67,935	$17,530	$53,065
Fourth Quarter	$9,334	$74,040	$27,748	$23,858	($1,919)	$51,328
2006:
First Quarter	$62,717	$81,395	$36,954	$14,816	$8,761	$57,911
Second Quarter	$75,796	$111,411	$75,377	$40,952	$16,283	$56,696
Third Quarter	$115,670	$141,089	$135,461	$59,150	$13,016	$58,636
Fourth Quarter	$30,079	$59,289	$20,171	$6,446	($17,711)	$57,351

Net Income (Loss)

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	System Energy
	(In Thousands)
2007:
First Quarter	$28,882	$27,597	$23,768	$5,409	$3,150	$27,297
Second Quarter	$30,592	$31,960	$30,798	$19,331	$12,018	$26,964
Third Quarter	$83,701	$99,382	$77,311	$36,125	$9,679	$27,432
Fourth Quarter	($4,064)	$33,840	$11,460	$11,241	($265)	$54,388
2006:
First Quarter	$28,923	$45,049	$17,396	$3,297	$5,643	$30,748
Second Quarter	$55,735	$51,704	$37,954	$19,747	$10,774	$29,608
Third Quarter	$88,812	$70,408	$71,802	$31,186	$7,430	$26,697
Fourth Quarter	($316)	$44,827	$10,466	($1,945)	($18,503)	$53,205

ENTERGY'S BUSINESS (continued from page 3)

Utility

The Utility is Entergy's largest business segment, with six wholly-owned retail electric utility subsidiaries: Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas. These companies generate, transmit, distribute and sell electric power to retail and wholesale customers in Arkansas, Louisiana, Mississippi, and Texas. Entergy Gulf States Louisiana and Entergy New Orleans also provide natural gas utility services to customers in and around Baton Rouge, Louisiana, and New Orleans, Louisiana, respectively. Also included in the Utility is System Energy, a wholly-owned subsidiary of Entergy Corporation that owns or leases 90 percent of Grand Gulf. System Energy sells its power and capacity from Grand Gulf at wholesale to Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans.

The six retail utility subsidiaries are each regulated by state utility commissions, or, in the case of Entergy New Orleans, the City Council. System Energy is regulated by FERC as all of its transactions are at the wholesale level. The Utility continues to operate as a rate-regulated business as efforts toward deregulation have been delayed, abandoned, or not initiated in its service territories. The overall generation portfolio of the Utility, which relies heavily on natural gas and nuclear generation, is consistent with Entergy's strong support for the environment.

The Utility is focused on providing highly reliable and cost-effective electricity and gas service while working in an environment that provides the highest level of safety for its employees. Since 1998, the Utility has significantly improved key customer service, reliability, and safety metrics and continues to actively pursue additional improvements.

Customers

As of December 31, 2007, the Utility operating companies provided retail electric and gas service to customers in Arkansas, Louisiana, Mississippi, and Texas, as follows:
		Electric Customers		Gas Customers
	Area Served	(In Thousands)	(%)	(In Thousands)	(%)

Entergy Arkansas	Portions of Arkansas	684	26%
Entergy Gulf States Louisiana	Portions of Louisiana	371	14%	92	52%
Entergy Louisiana	Portions of Louisiana	655	24%
Entergy Mississippi	Portions of Mississippi	432	16%
Entergy New Orleans	City of New Orleans*	132	5%	86	48%
Entergy Texas	Portions of Texas	394	15%
Total customers		2,668	100%	178	100%

*	Excludes the Algiers area of the city, where Entergy Louisiana provides electric service.

Electric Energy Sales

The electric energy sales of the Utility operating companies are subject to seasonal fluctuations, with the peak sales period normally occurring during the third quarter of each year. On August 14, Entergy reached a 2007 peak demand of 22,001 MW, compared to the 2006 peak of 20,887 MW recorded on August 15 of that year. Selected electric energy sales data is shown in the table below:

Selected 2007 Electric Energy Sales Data

	Entergy Arkansas	Entergy Gulf States Louisiana (a)	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy	Entergy (b)
	(In GWh)
Sales to retail customers	21,371	34,655	28,149	13,538	4,299	15,522	-	102,013
Sales for resale:
Affiliates	7,185	2,488	2,299	1,025	995	694	8,440	-
Others	2,651	2,900	112	468	15	89	-	6,145
Total	31,207	40,043	30,560	15,031	5,309	16,305	8,440	108,158

Average use per residential customer (kWh)	13,390	15,566	15,198	15,134	10,567	15,319	-	14,566

(a)	Includes 2007 activity of Entergy Texas.
(b)	Includes the effect of intercompany eliminations.

The following table illustrates the Utility operating companies' 2007 combined electric sales volume as a percentage of total electric sales volume, and 2007 combined electric revenues as a percentage of total 2007 electric revenue, each by customer class.

Customer Class	% of Sales Volume	% of Revenue

Residential	30.8	35.7
Commercial	25.3	26.7
Industrial (a)	36.0	28.1
Governmental	2.2	2.4
Wholesale	5.7	7.1

(a)	Major industrial customers are in the chemical, petroleum refining, and paper industries.

See "Selected Financial Data" for each of the Utility operating companies for the detail of their sales by customer class for 2003-2007.

Selected 2007 Natural Gas Sales Data

Entergy New Orleans and Entergy Gulf States Louisiana provide both electric power and natural gas to retail customers. Entergy New Orleans and Entergy Gulf States Louisiana sold 9,144,961 and 6,664,511 Mcf, respectively, of natural gas to retail customers in 2007. In 2007, 98% of Entergy Gulf States Louisiana's operating revenue was derived from the electric utility business, and only 2% from the natural gas distribution business. For Entergy New Orleans, 82% of operating revenue was derived from the electric utility business and 18% from the natural gas distribution business in 2007. Following is data concerning Entergy New Orleans' 2007 retail operating revenue sources.

Customer Class	Electric Operating Revenue	Natural Gas Revenue

Residential	32%	41%
Commercial	41%	27%
Industrial	11%	14%
Governmental/Municipal	16%	18%

Retail Rate Regulation

General (Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans)

The retail regulatory philosophy has shifted in some jurisdictions from traditional, cost-of-service regulation to include performance-based rate elements. Performance-based rate plans are designed to encourage efficiencies and productivity while permitting utilities and their customers to share in the benefits. Entergy Gulf States Louisiana, Entergy Louisiana, and Entergy Mississippi operate under performance-based formula rate plans.

Following is a summary of the status of the potential transition to retail open access in Entergy's retail service territories.
Jurisdiction	Status of Retail Open Access

Arkansas	Retail open access was repealed in February 2003.

Texas

In December 2005, Entergy Texas made a filing identifying three potential power regions to be considered for certification and the steps and schedule to achieve certification. A Texas law enacted in 2005 required Entergy Texas to also file a transition to competition plan by January 1, 2007 addressing how Entergy Texas intends to mitigate market power and achieve full customer choice in the power region identified. Entergy Texas' filing identified ERCOT as the appropriate power region for Entergy Texas to move toward customer choice. In October 2007, the PUCT abated the proceeding to allow the Southwest Power Pool (SPP) to develop additional information about the costs and benefits of Entergy Texas joining the SPP similar to information presented regarding Entergy Texas joining ERCOT. The SPP filed a work plan that estimates that it will take nine months to develop this type of information. The PUCT also ordered Entergy Texas to provide an updated analysis of the costs and benefits of remaining in the SERC Reliability Corporation.

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

Entergy Arkansas

                    Proposed Annual Earnings Review Process

In the APSC's June 2007 order on Entergy Arkansas' August 2006 rate filing, the APSC directed the parties to develop an annual earnings review process. After testimony, including differing proposals for a process, and a hearing in December 2007, the APSC issued an order. The

 APSC rejected the parties' proposals, and stated that it would not go forward with implementing an annual earnings review process effective January 1, 2008. At this time, base rate changes for Entergy Arkansas will continue to come through base rate cases.

Fuel and Purchased Power Cost Recovery

Entergy Arkansas' rate schedules include an energy cost recovery rider to recover fuel and purchased energy costs in monthly bills. The rider utilizes prior calendar year energy costs and projected energy sales for the twelve-month period commencing on April 1 of each year to develop an energy cost rate, which is redetermined annually and includes a true-up adjustment reflecting the over-recovery or under-recovery, including carrying charges, of the energy cost for the prior calendar year. The energy cost recovery rider tariff also allows an interim rate request depending upon the level of over- or under-recovery of fuel and purchased energy costs. In December 2007, the APSC issued an order stating that Entergy Arkansas' energy cost recovery rider will remain in effect, and any future termination of the rider will be subject to eighteen months advance notice by the APSC, which would occur following notice and hearing. See Note 2 to the financial statements for a discussion of Entergy Arkansas' energy cost recovery rider proceedings before the APSC.

Entergy Gulf States Louisiana

Formula Rate Plan

In March 2005, the LPSC approved a settlement that includes the establishment of a three-year formula rate plan (the first filing was made in 2005) for Entergy Gulf States Louisiana that, among other provisions, establishes an ROE mid-point of 10.65% for the initial three-year term of the plan and permits Entergy Gulf States Louisiana to recover incremental capacity costs outside of a traditional base rate proceeding. Under the formula rate plan, over- and under-earnings outside an allowed range of 9.9% to 11.4% will be allocated 60% to customers and 40% to Entergy Gulf States Louisiana. In addition, there is the potential to extend the formula rate plan beyond the initial three-year effective period by mutual agreement of the LPSC and Entergy Gulf States Louisiana. In December 2007 the LPSC Staff recommended that the LPSC agree to a one-year extension of the formula rate plan to synchronize with the final year of Entergy Louisiana's formula rate plan, or alternatively extend for a longer period. Entergy Gulf States Louisiana indicated it is amenable to a one-year extension. Entergy Gulf States Louisiana's formula rate plan filings are discussed in Note 2 to the financial statements.

Retail Gas Base Rates

Entergy Gulf States Louisiana's retail gas rates include a rate stabilization plan with an ROE mid-point of 10.5%. Entergy Gulf States Louisiana's gas rate stabilization plan filings are discussed in Note 2 to the financial statements.

Fuel Recovery

Entergy Gulf States Louisiana's electric rates include a fuel adjustment clause designed to recover the cost of fuel and purchased power costs. The fuel adjustment clause contains a surcharge or credit for deferred fuel expense and related carrying charges arising from the monthly reconciliation of actual fuel costs incurred with fuel cost revenues billed to customers, including carrying charges.

To help stabilize electricity costs, Entergy Gulf States Louisiana received approval from the LPSC in 2001 to hedge its exposure to natural gas price volatility through the use of financial instruments. Entergy Gulf States Louisiana hedges approximately one-third of the projected natural gas volumes used to serve its native electric load for all months of the year. The hedge quantity is reviewed on an annual basis.

Entergy Gulf States Louisiana's gas rates include a purchased gas adjustment clause based on estimated gas costs for the billing month adjusted by a surcharge or credit that arises from an annual reconciliation of fuel costs incurred with fuel cost revenues billed to customers, including carrying charges.

Storm Cost Recovery

See Note 2 to the financial statements for a discussion of Entergy Gulf States Louisiana's filings to recover storm-related costs.

Entergy Louisiana

Formula Rate Plan

In May 2005, the LPSC approved a rate settlement that includes the adoption of a three-year formula rate plan, the terms of which include an ROE mid-point of 10.25% for the initial three-year term of the plan and permit Entergy Louisiana to recover incremental capacity costs outside of a traditional base rate proceeding. Under the formula rate plan, over- and under-earnings outside an allowed regulatory range of 9.45% to 11.05% will be allocated 60% to customers and 40% to Entergy Louisiana. The initial formula rate plan filing was made in May 2006 based on a 2005 test year with rates effective September 2006. In addition, there is the potential to extend the formula rate plan beyond the initial three-year effective period by mutual agreement of the LPSC and Entergy Louisiana. Entergy Louisiana's formula rate plan filings are discussed in Note 2 to the financial statements.

Fuel Recovery

Entergy Louisiana's rate schedules include a fuel adjustment clause designed to recover the cost of fuel and purchased power costs. The fuel adjustment clause contains a surcharge or credit for deferred fuel expense and related carrying charges arising from the monthly reconciliation of actual fuel costs incurred with fuel cost revenues billed to customers, including carrying charges.

In the Delaney vs. Entergy Louisiana proceeding, the LPSC ordered Entergy Louisiana, beginning with the May 2000 fuel adjustment clause filing, to re-price costs flowed through its fuel adjustment clause related to the Evangeline gas contract so that the price included for FAC recovery shall thereafter be at the rate of the Henry Hub first of the month cash market price (as reported by the publication Inside FERC) plus $0.24 per mmBtu for the month for which fuel adjustment clause is calculated, irrespective of the actual cost for the Evangeline contract quantity reflected in that month's fuel adjustment clause.

To help stabilize electricity costs, Entergy Louisiana received approval from the LPSC in 2001 to hedge its exposure to natural gas price volatility through the use of financial instruments. Entergy Louisiana hedges approximately one-third of the projected natural gas volumes used to serve its native electric load for all months of the year. The hedge quantity is reviewed on an annual basis.

In September 2002, Entergy Louisiana settled a proceeding that concerned a contract entered into by Entergy Louisiana to purchase, through 2031, energy generated by a hydroelectric facility known as the Vidalia project. In the settlement, the LPSC approved Entergy Louisiana's proposed treatment of the regulatory effect of the benefit from a tax accounting election related to that project. In general, the settlement permits Entergy Louisiana to keep a portion of the tax benefit in exchange for bearing the risk associated with sustaining the tax treatment. The LPSC settlement divided the term of the Vidalia contract into two segments: 2002-2012 and 2013-2031. During the first eight years of the 2002-2012 segment, Entergy Louisiana agreed to credit rates by flowing through its fuel adjustment calculation $11 million each year, beginning monthly in October 2002. Entergy Louisiana must credit rates in this way and by this amount even if Entergy Louisiana is unable to sustain the tax deduction. Entergy Louisiana also must credit rates by $11 million each year for an additional two years unless either the tax accounting method elected is retroactively repealed or the IRS denies the entire deduction related to the tax accounting method. In addition, in accordance with an LPSC settlement, Entergy Louisiana credited rates in August 2007 by $11.8 million (including interest) as a result of a settlement with the IRS of the 2001 tax treatment of the Vidalia contract. Entergy Louisiana agreed to credit ratepayers additional amounts unless the tax accounting election was not sustained. During the years 2013-2031, Entergy Louisiana and its ratepayers would share the remaining benefits of this tax accounting election. Note 8 to the financial statements contains further discussion of the obligations related to the Vidalia project.

Storm Cost Recovery

See Note 2 to the financial statements for a discussion of Entergy Louisiana's filings to recover storm-related costs.

Entergy Mississippi

Performance-Based Formula Rate Plan

Entergy Mississippi is operating under a December 2002 MPSC order whereby Entergy Mississippi files a performance-based formula rate plan annually on or before March 15. The formula rate plan compares the prior year's annual earned rate of return to, and adjusts it against, a benchmark rate of return. The benchmark rate of return is calculated under a separate formula within the formula rate plan. The formula rate plan allows for periodic small prospective adjustments in rates, up to an amount that would produce a change in Entergy Mississippi's overall revenue of almost 2%, based on a comparison of actual earned returns to benchmark returns and upon certain performance factors. Entergy Mississippi's formula rate plan filings are discussed in Note 2 to the financial statements.

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

Storm Cost Recovery

See Note 2 to the financial statements for a discussion of Entergy Mississippi's filings to recover storm-related costs.

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

Storm Cost Recovery

See Note 2 to the financial statements for a discussion of Entergy New Orleans' efforts to recover storm-related costs.

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

Entergy Texas

Retail Base Rates

Entergy Texas' base rates are currently set at rates approved by the PUCT in June 1999. In June 2005, a Texas law was enacted that provides that Entergy Texas may not file a general base rate case in Texas before June 30, 2007, but may seek before then recovery of certain incremental purchased capacity costs (discussed below) and may recover reasonable and necessary transition to competition costs. See Note 2 to the financial statements for discussion of proceedings involving Entergy Texas' base rate case filed in September 2007 and transition to competition cost recovery.

Fuel Recovery

Entergy Texas' rate schedules include a fixed fuel factor to recover fuel and purchased power costs, including carrying charges, not recovered in base rates. The fixed fuel factor formula was revised and approved by a PUCT order in August 2006. The new formula was implemented in September 2006. Under the new method, semi-annual revisions of the fixed fuel factor will continue to be made in March and September based on the expected change in the market price of natural gas over the next 12 months. The method also accounts for changes in resource mix and retail sales. Entergy Texas will likely continue to use this method until retail open access begins in Texas. To the extent actual costs vary from the fixed fuel factor, refunds or surcharges are required or permitted. The amounts collected under the fixed fuel factor through the start of retail open access are subject to fuel reconciliation proceedings before the PUCT. The PUCT fuel cost reviews that were resolved during the past year or are currently pending are discussed in Note 2 to the financial statements.

Incremental Purchased Capacity Rider

Entergy Texas' rate schedules include an incremental purchased capacity recovery rider to recover certain purchased capacity costs that are incremental to the same costs included in base rates, adjusted for load growth. The PUCT's February 2006 order approving the first incremental purchased capacity recovery rider allows for recovery of such costs incurred on and after September 1, 2005. Entergy Texas may petition semi-annually (March and September) to revise the rider, and all amounts collected under the rider are subject to reconciliation proceedings before the PUCT. The law authorizing the incremental purchased capacity recovery rider limits annual cost recovery under the rider to an amount equivalent to five percent of annual base rate revenues. The rider expires upon the introduction of retail open access or the implementation of new base rates. See Note 2 to the financial statements for discussion of proceedings involving Entergy Texas' incremental purchased capacity rider.

Franchises

Entergy Arkansas holds exclusive franchises to provide electric service in approximately 307 incorporated cities and towns in Arkansas. These franchises are unlimited in duration and continue unless the municipalities purchase the utility property. In Arkansas, franchises are considered to be contracts and, therefore, are terminable upon breach of the terms of the franchise.

Entergy Gulf States Louisiana holds non-exclusive franchises, permits, or certificates of convenience and necessity to provide electric service in approximately 56 incorporated municipalities and the unincorporated areas of approximately 18 parishes, and to provide gas service in the City of Baton Rouge and the unincorporated areas of two parishes. Most of Entergy Gulf States Louisiana's franchises have a term of 60 years. Entergy Gulf States Louisiana's current electric franchises expire during 2015 - 2046.

Entergy Louisiana holds non-exclusive franchises to provide electric service in approximately 116 incorporated Louisiana municipalities. Most of these franchises have 25-year terms. Entergy Louisiana also supplies electric service in approximately 353 unincorporated communities, all of which are located in the 45 Louisiana parishes in which it holds non-exclusive franchises. Entergy Louisiana's electric franchises expire during 2008-2036.

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

Entergy Texas holds a certificate of convenience and necessity from the PUCT to provide electric service to areas within approximately 24 counties in eastern Texas, and holds non-exclusive franchises to provide electric service in approximately 65 incorporated municipalities. Entergy Texas typically is granted 50-year franchises. Entergy Texas' electric franchises expire during 2008 - 2045. On December 28, 2007, the Texas Industrial Energy Consumers (TIEC) filed a petition asking the PUCT to declare that Entergy Gulf States, Inc. was required to obtain prior PUCT approval in connection with Entergy Texas' acquisition of its certificate of convenience and necessity.  The TIEC further requests that the PUCT declare Entergy Texas' acquisition of the certificate of convenience and necessity null and void if it occurs without prior PUCT approval.  Entergy Texas filed responses challenging the TIEC's petition and requesting dismissal of the petition.  The matter remains pending before the PUCT.

The business of System Energy is limited to wholesale power sales. It has no distribution franchises.

Property and Other Generation Resources

Generating Stations

The total capability of the generating stations owned and leased by the Utility operating companies and System Energy as of December 31, 2007, is indicated below:
	Owned and Leased Capability MW(1)
Company	Total	Gas/Oil	Nuclear	Coal	Hydro

Entergy Arkansas	4,474	1,371	1,838	1,198	67
Entergy Gulf States Louisiana	3,953	2,623	970	360	-
Entergy Louisiana	5,971	4,814	1,157	-	-
Entergy Mississippi	3,307	2,887	-	420	-
Entergy New Orleans	760	760	-	-	-
Entergy Texas	2,539	2,273	-	266	-
System Energy	1,141	-	1,141	-	-
Total	22,145	14,728	5,106	2,244	67

(1)

"Owned and Leased Capability" is the dependable load carrying capability as demonstrated under actual operating conditions based on the primary fuel (assuming no curtailments) that each station was designed to utilize.

The Entergy System's load and capacity projections are reviewed periodically to assess the need and timing for additional generating capacity and interconnections. These reviews consider existing and projected demand, the availability and price of power, the location of new loads, and the economy. Summer peak load in the Entergy System service territory is typically around 22,000 MW, with minimum load typically around 9,000 MW. In the 2002 time period, the Entergy System's long-term capacity resources, allowing for an adequate reserve margin, were approximately 3,000 MW less than the total capacity required for peak period demands. In this time period Entergy met its capacity shortages almost entirely through short-term power purchases in the wholesale spot market. In the fall of 2002, the Entergy System began a program to add new resources to its existing generation portfolio and began a process of issuing requests for proposals (RFP) to procure supply-side resources from sources other than the spot market to meet the unique regional needs of the Utility operating companies. The Entergy System has adopted a long-term resource strategy that calls for the bulk of capacity needs to be met through long-term resources, whether owned or contracted. Presently, the System's portfolio of long-term resources is about 3,000 MWs short of its projected 2008 peak load plus reserve margin. In addition, Entergy considers in its planning processes the implications of the notices from Entergy Arkansas and Entergy Mississippi regarding their future withdrawal from the System Agreement.

                RFP Procurements

The RFPs issued by the Entergy System since the fall of 2002 have sought resources needed to meet near-term summer reliability requirements as well as longer-term resources through a broad range of wholesale power products, including limited-term (1 to 3 years) and long-term contractual products and asset acquisitions. Detailed evaluation processes have been developed to analyze submitted proposals, and each RFP has been overseen by an independent monitor for the period 2002-2007. The following table illustrates the results of the RFP process for resources acquired since the Fall 2002 RFP. The contracts that were awarded for the resources below were with non-affiliated suppliers, with the exception of contracts with EWO Marketing for the sale of 185 MW to 206 MW from the RS Cogen plant and contracts with Entergy Power for the sale of approximately 100 MW from the Independence plant.

RFP	Short-term 3rd party	Limited-term affiliate	Limited-term 3rd party	Long-term affiliate	Long-term 3rd party	Total

Fall 2002	-	185-206 MW (a)	231 MW	101-121 MW (b)	718 MW (d)	1,235-1,276 MW
January 2003 supplemental	222 MW	-	-	-	-	222 MW
Spring 2003	-	-	381 MW	(c)	-	381 MW
Fall 2003	-	-	390 MW	-	-	390 MW
Fall 2004	-	-	1,250 MW	-	-	1,250 MW
2006 Long-Term	-	-	-	538 MW (e)	789 MW (f)	1,327 MW
Fall 2006	-	-	780 MW	-	-	780 MW
Total	222 MW	185-206 MW	3,032 MW	639-659 MW	1,507 MW	5,585 - 5,626 MW

(a)	Includes a conditional option to increase the capacity up to the upper bound of the range.
(b)	The contracted capacity will increase from 101 MW to 121 MW in 2010.
(c)

This table does not reflect (i) the River Bend 30% life-of-unit purchased power agreements totaling approximately 300 MW between Entergy Gulf States Louisiana and Entergy Louisiana, and between Entergy Gulf States Louisiana and Entergy New Orleans related to Entergy Gulf States Louisiana's unregulated portion of the River Bend nuclear station, which portion was formerly owned by Cajun Electric Power Cooperative, Inc. or (ii) the Entergy Arkansas wholesale base load capacity life-of-unit purchased power agreements executed in 2003 totaling approximately 220 MW between Entergy Arkansas and Entergy Louisiana and between Entergy Arkansas and Entergy New Orleans related to the sale of a portion of Entergy Arkansas' coal and nuclear base load resources (which were not included in retail rates) to Entergy Louisiana and Entergy New Orleans; or (iii) 12 month agreements originally executed in 2005 and which are renewed annually between Entergy Arkansas and Entergy Gulf States Louisiana and Entergy Texas, and between Entergy Arkansas and Entergy Mississippi, relating to the sale of a portion of Entergy Arkansas' coal and nuclear base load resources (which were not included in retail rates) to those companies. These resources were identified outside of the formal RFP process but were submitted as formal proposals in response to the Spring 2003 RFP, which confirmed the economic merits of these resources.

(d)	Entergy Louisiana's purchase of the 718 MW, gas-fired Perryville plant in June 2005, of which 75% of the output is sold to Entergy Gulf States Louisiana and Entergy Texas.
(e)	Entergy Louisiana's Little Gypsy 3 repowering project, discussed below.
(f)	Entergy Arkansas's acquisition of the 789 MW Ouachita Generating Facility, discussed below.

The repowering of Entergy Louisiana's Little Gypsy Unit 3 was market-tested as a self-build project in the 2006 Long-Term RFP. The repowering consists of installing two circulating fluidized bed boilers that will burn a blend of petroleum coke and coal and the conversion of the steam cycle to subcritical operation to provide approximately 538 MW net electric output. This repowering will replace the existing gas-fired capacity of Little Gypsy Unit 3, with a projected in-service date of 2012. The project will add needed baseload capacity to Entergy Louisiana's generation portfolio that will protect customers by providing fuel diversity and mitigating uncertainties in fuel and purchased power costs. In July 2007, Entergy Louisiana filed with the LPSC for approval of the repowering project, and stated that it expects to spend $1.55 billion on the project. In addition to seeking a finding that the project is in the public interest, the filing with the LPSC asks that Entergy Louisiana be allowed to recover a portion of the project's financing costs during the construction period. Hearings were held in October 2007, and the LPSC approved the certification of the project in November 2007, subject to several conditions. One of the conditions is the development and approval of a construction monitoring plan. The approval allowed Entergy Louisiana to order equipment, such as boiler and piping components, so that components can be manufactured to keep the project on schedule. In December 2007, Entergy Louisiana signed a target cost contract with the engineering, procurement, and construction services contractor, and issued the contractor a notice to proceed with construction. A decision regarding whether to allow Entergy Louisiana to recover a portion of the project's financing costs during the construction period was deferred to Phase II of the proceedings. In December 2007, Entergy Louisiana filed testimony in the Phase II proceeding seeking financing cost recovery and proposing a procedure for synchronizing future base rate recovery by a formula rate plan or base rate filing of the project's non-fuel costs. Phase II hearings are scheduled to begin in May 2008. Entergy Louisiana expects the project to be completed in 2012.

In July 2007, Entergy Arkansas announced that it had signed an agreement to purchase the Ouachita Generating Facility, a 789 MW power plant, from a subsidiary of Cogentrix Energy, Inc., for $210 million. The facility is a combined-cycle gas-fired generating facility located near the city of Sterlington in northern Louisiana. The facility entered commercial service in 2002. The acquisition meets the Entergy System's resource supply objectives by providing an efficient, long-term, load-following resource that modernizes the generation portfolio and also is expected to provide reliability during summer and winter peaks for customers. Entergy Arkansas plans to invest approximately $40 million in spare parts purchases and plant improvements, and has estimated transaction costs and contingencies of $6 million. The acquisition also may require transmission upgrades in order for the facility to qualify as a network resource, which costs were recently estimated by the Independent Coordinator of Transmission of the Entergy System to be approximately $70 million, subject to additional evaluation. It is planned that, as part of the transaction, Entergy Gulf States Louisiana will purchase one-third of the capacity and output of the facility from Entergy Arkansas. Regulatory approvals of the purchase are pending. Entergy Arkansas expects to close on the transaction in 2008.

In January 2008, at the direction of the LPSC, the Utility operating companies issued an RFP seeking up to 500 MW of five-year unit-contingent fixed price energy products. The RFP seeks either 5x16 or 7x24 products bid as either a fixed energy price ($/MWh) or a fixed heat rate with the final pricing to be determined at the time of regulatory approval. The schedule anticipates any definitive agreements resulting from this process to be executed in the third quarter of 2008; however, the companies are under no obligation to purchase any of these products if the proposals are judged not to be feasible or do not provide economic benefits. Also in January 2008, the Utility operating companies issued an RFP seeking limited-term resources for the western region of the Entergy System to meet reliability needs for 2009 and beyond. Proposals may be sourced from CT units or CCGT units, with CT deliveries beginning in 2009 for one and five-year products and CCGT deliveries beginning in 2010 for one-year products. The schedule targets proposal selections to be made in March 2008 and any definitive agreements to be executed in the second quarter 2008. In addition, the Utility operating companies anticipate issuing a limited-term RFP later in 2008, and may issue other RFPs as needed.

Other Procurements From Third Parties

The above table does not include resource acquisitions made outside of the RFP process, including the acquisition by Entergy Mississippi of the 480 MW Attala plant in January 2006. In addition, in January 2007, Entergy Gulf States Louisiana announced that it had signed an agreement to purchase the Calcasieu Generating Facility, a 322 MW power plant, from a subsidiary of Dynegy Inc., for $57 million. The facility is a simple-cycle gas-fired generating facility located near the city of Sulphur in southwestern Louisiana. Units 1 and 2 of the facility entered commercial service in 2000 and 2001, respectively. The acquisition of a modern, quick-start peaking generation resource such as Calcasieu will help meet Entergy System and regional load following capacity requirements and is expected to provide long-term savings for customers when compared to other currently available alternatives. Additional investment of approximately $6 million in facility upgrades is planned, along with transaction costs estimated at $3 million, bringing the total capital cost of the project to approximately $66 million. The transaction was approved by the FERC in November 2007 and by the LPSC in January 2008. Entergy Gulf States Louisiana expects to close on the transaction in March 2008.

In recent years, Entergy Gulf States Louisiana and Entergy Louisiana each have entered into contracts that were the result of bilateral negotiations conducted at the direction of the LPSC. In 2005, Entergy Gulf States, Inc. entered into a one-year 485 MW contract for capacity and energy from Calpine Energy Services, L.P.'s and Carville Energy Center, LLC's Carville Energy Center, which was subsequently extended in 2006 for an additional eleven months and expired May 31, 2007, and Entergy Louisiana entered into a three-year 179 MW contract for capacity and energy from Occidental Chemical Corporation's Taft Cogeneration Facility.

The Utility operating companies also entered into contracts with Exelon in 2006, including a one-year contract beginning in May 2007 to purchase up to 150 MW of unit-contingent capacity and energy and a two-year contract beginning in May 2008 to purchase up to 300 MW of unit-contingent capacity and energy, both sourced from the Tenaska-Frontier Generating Station.

In addition, the Entergy System preferentially allocated two annual transactions totaling 200 MW to Entergy Gulf States, Inc., Entergy Louisiana, and Entergy Mississippi. Both transactions reached their contract termination date at the end of 2007. Consistent with similar annual block purchases in recent years, the Entergy System purchased these block energy products to help meet several of the objectives outlined in its planning principles.

Affiliate Purchased Power Agreements

Entergy Louisiana and Entergy New Orleans entered three long-term contracts to procure electric power from affiliates, which were filed with the FERC for approval, as follows: (a) a life-of-unit purchased power agreement with Entergy Gulf States Louisiana for approximately 200 MW (Entergy Louisiana) and 100 MW (Entergy New Orleans) of capacity and associated energy from Entergy Gulf States Louisiana's River Bend nuclear station (RB PPAs); (ii) a life-of-unit purchased power agreement with Entergy Arkansas for 110 MW each of capacity and associated energy from a portion of Entergy Arkansas' wholesale baseload coal and nuclear generating resources (WBL PPAs); and (iii) a life-of-unit purchased power agreement for approximately 50 MW each of capacity and associated energy from Entergy Power's share of the Independence plant (ISES PPAs). The contracts were filed with the FERC, hearings were held to review the justness and reasonableness of the agreements, and the FERC ALJ issued an initial decision generally recommending approval of the PPAs.

In September 2006, the FERC issued an order in the proceeding that: (1) affirmed the ALJ's initial decision that the RB PPAs, WBL PPAs, and ISES PPAs were just, reasonable, and not unduly discriminatory; however, the FERC did limit the term of the ISES PPAs to ten years to coincide with the ten-year analysis used to justify those contracts; (2) determined that the Utility operating companies improperly used information obtained through their 2002 RFP process to price the WBL PPAs, which FERC found to be a violation of Entergy's code of conduct, and ordered Entergy Arkansas' retained share of Grand Gulf be removed from the WBL PPAs, but approved the remaining portion of the WBL PPAs; (3) indicated that Entergy Arkansas' retained share of Grand Gulf could be separately contracted for by Entergy Louisiana and Entergy New Orleans "at the cost-based price of $46 per MWh;" (4) agreed with the ALJ that "the design and implementation of Entergy's RFP process, while not without flaws, worked in this instance;" (5) ordered the Utility operating companies to consider transmission costs "as a price factor" and that future analysis compare the delivered cost of the resource when evaluating RFP bids; and (6) approved the Entergy System's allocation of the PPAs among the Utility operating companies. In October 2006, the Utility operating companies filed with the FERC a request for rehearing/clarification on the issues of the shortening of the term of the ISES PPAs, the finding of a violation of Entergy's code of conduct, and the finding that the cost-based rate for Entergy Arkansas' retained share of the Grand Gulf capacity is $46 per MWh.

In April 2007 the FERC issued an Opinion and Order on Rehearing and Clarification (Opinion) in the proceeding.  In its Opinion, FERC affirmed its earlier decision to reduce the term of the agreement between Entergy New Orleans and Entergy Louisiana for the Independence plant capacity to ten years. As originally proposed, the term was for the life of the unit.  The Opinion also clarifies that while the Utility operating companies' use of bid information obtained from the 2002 request for proposal to develop the Entergy Arkansas base load purchase power agreements was improper, the record does not establish that the communications constituted a violation of the Utility operating companies' code of conduct.  The Opinion further clarified that the retained share of Grand Gulf that is purchased by Entergy Louisiana and Entergy New Orleans from Entergy Arkansas should be priced at cost, and not at the below-cost price of $46/MWh specified in the original opinion.  Additionally, the Opinion rejects: (1) the LPSC's argument that one-month capacity sales by Entergy Arkansas to third parties triggered a right-of-first refusal on behalf of the other Utility operating companies related to Entergy Arkansas' base load capacity; and (2) the LPSC's argument that Entergy Gulf States Louisiana was entitled to a portion of the River Bend purchased power agreement (rather than just Entergy Louisiana and Entergy New Orleans) and the LPSC's jurisdictional arguments related thereto.

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

Gas Property

As of December 31, 2007, Entergy New Orleans distributed and transported natural gas for distribution solely within New Orleans, Louisiana, through a total of 33 miles of gas transmission pipeline, 1,531 miles of gas distribution pipeline, and 856 miles of gas service pipeline from the distribution mains to the customers. As of December 31, 2007, the gas properties of Entergy Gulf States Louisiana, which are located in and around Baton Rouge, Louisiana, were not material to Entergy Gulf States Louisiana's financial position.

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

Substantially all of the physical properties and assets owned by Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy are subject to the liens of mortgages securing the mortgage bonds of such company. The Lewis Creek generating station is owned by GSG&T, Inc., a subsidiary of Entergy Texas, and is not subject to its mortgage lien. Lewis Creek is leased to and operated by Entergy Texas.

Fuel Supply

The sources of generation and average fuel cost per kWh for the Utility operating companies and System Energy for the years 2005-2007 were:

	Natural Gas		Fuel Oil		Nuclear		Coal		Purchased Power
Year	% of Gen	Cents Per kWh	% of Gen	Cents Per kWh	% of Gen	Cents Per kWh	% of Gen	Cents Per kWh	% of Gen	Cents Per kWh

2007	18	8.05	-	14.13	33.57		12	1.86	37	6.27
2006	15	8.52	-	13.58	33.51		11	1.77	41	5.50
2005	18	9.81	3	7.09	33.49		12	1.57	34	6.33

Actual 2007 and projected 2008 sources of generation for the Utility operating companies and System Energy, including certain power purchases from affiliates under life of unit power purchase agreements, are:

	Natural Gas		Fuel Oil		Nuclear		Coal		Purchased Power
	2007	2008	2007	2008	2007	2008	2007	2008	2007	2008

Entergy Arkansas (a)	-	2%	-	-	47%	45%	24%	25%	29%	28%
Entergy Gulf States Louisiana	12%	21%	-	-	30%	14%	10%	11%	46%	54%
Entergy Louisiana	27%	28%	1%	-	37%	41%	2%	2%	34%	30%
Entergy Mississippi	33%	42%	2%	-	3%	3%	20%	27%	42%	29%
Entergy New Orleans	32%	48%	1%	-	24%	27%	10%	12%	33%	14%
Entergy Texas	37%	24%	-	-	-	16%	10%	12%	53%	48%
System Energy	-	-	-	-	100%(b)	100%(b)	-	-	-	-

Utility (a)	18%	19%	-	-	33%	34%	12%	13%	37%	34%

(a)	Hydroelectric power provided less than 1% of Entergy Arkansas' generation in 2007 and is expected to provide approximately 1% of its generation in 2008.
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

Natural Gas

The Utility operating companies have long-term firm and short-term interruptible gas contracts for both supply and gas transportation. Long-term firm contracts for power plants comprise less than 20% of the Utility operating companies' total requirements. Short-term contracts and spot-market purchases satisfy additional gas requirements. Entergy Texas owns a gas storage facility that provides reliable and flexible natural gas service to certain generating stations.

Entergy Louisiana has a long-term natural gas supply contract, which expires in 2012, in which Entergy Louisiana agreed to purchase natural gas in annual amounts equal to approximately one-third of its projected annual fuel requirements for certain generating units. Annual demand charges associated with this contract are estimated to be $7.2 million. Such charges aggregate $36 million for the years 2008 through 2012.

Many factors, including wellhead deliverability, storage and pipeline capacity, and demand requirements of end users, influence the availability and price of natural gas supplies for power plants. Demand is tied to weather conditions as well as to the prices and availability of other energy sources. Pursuant to federal and state regulations, gas supplies to power plants may be interrupted during periods of shortage. To the extent natural gas supplies are disrupted or natural gas prices significantly increase, the Utility operating companies will use alternate fuels, such as oil, or rely to a larger extent on coal, nuclear generation, and purchased power.

Coal

Entergy Arkansas has a long-term contract for low-sulfur Powder River Basin (PRB) coal which expires in 2011 and is expected to provide for approximately 90% of Independence's expected coal requirements for 2008. Over the past three years, Entergy Arkansas has committed to three medium-term (one- to three-year) contracts that will supply approximately 67% of White Bluff's coal supply needs in 2008. These contracts are staggered in term so that not all contracts have to be renewed the same year. In addition to these medium-term contracts, Entergy Arkansas executed in 2007 a two-year supply agreement that will supply approximately 6% of its annual needs for 2008. Additional coal requirements for both Independence and White Bluff will be satisfied by spot market or over-the-counter purchases. Based on greater PRB coal deliveries and high cost of foreign coal, Entergy Arkansas will continue to burn alternate fuels, including both domestic and foreign coals, but only at a level needed to maintain the capability to burn such alternate fuels. Entergy Arkansas has a long-term railroad transportation contract for the delivery of coal to both White Bluff and Independence that expires in 2011.

Entergy Gulf States Louisiana has executed two medium-term contracts for the supply of low-sulfur PRB coal for Nelson Unit 6 that will expire in late 2010. These two contracts will supply approximately 85% of Nelson Unit 6 coal needs in 2008. Additional PRB coal will be purchased through spot market or over-the-counter purchases provided that adequate transportation is available from BNSF Railway Company under the newly negotiated rail transportation agreement discussed below. In addition, alternative coal will be pursued to the extent needed to supplement PRB coal deliveries. Entergy Gulf States Louisiana executed a new rail transportation agreement with BNSF to deliver PRB coal to Nelson Unit 6 through 2008.

The operator of Big Cajun 2 - Unit 3, Louisiana Generating, LLC, has advised Entergy Gulf States Louisiana and Entergy Texas that it has adequate rail car and barge capacity to meet the volumes of low-sulfur PRB coal requested for 2008. Entergy Gulf States Louisiana and Entergy Texas coal nomination requests to Big Cajun 2 - Unit 3 are made on an annual basis.

The Entergy Arkansas and Entergy Gulf States Louisiana/Entergy Texas coal plants were originally designed for and have typically exclusively burned low-sulfur coal. While Entergy Arkansas, Entergy Gulf States Louisiana, and Entergy Texas have adequately arranged for the supply of low-sulfur PRB coal, the actual delivery of PRB coal to these plants is dependent upon the railroads servicing these coal plants. Service levels from these railroads have improved recently after several years of very poor performance and a prolonged track maintenance program on the PRB rail system after severe service disruptions that began in May 2005. Entergy is currently in litigation with the railroad regarding the delivery problems. For the units in both Arkansas and Louisiana, train operating speeds remain below expected levels. This has required the railroad to supplement the number of trains serving Entergy Arkansas by as many as seven train sets in order to meet contract delivery requirements. Entergy Gulf States Louisiana has also added trains in an effort to assure adequate PRB coal deliveries to Nelson Unit 6. As a result of these ongoing rail delivery issues, Entergy Arkansas and Entergy Gulf States Louisiana may not receive all of the low-sulfur PRB coal required for maximum plant utilization. Thus, Entergy Arkansas and Entergy Gulf States Louisiana plan to maintain alternative fuel delivery processes if PRB coal supplies are insufficient and they are continuing their efforts to burn alternate fuels in addition to PRB coal delivered by rail.

Nuclear Fuel

The nuclear fuel cycle consists of the following:

  mining and milling of uranium ore to produce a concentrate;
  conversion of the concentrate to uranium hexafluoride gas;
  enrichment of the hexafluoride gas;
  fabrication of nuclear fuel assemblies for use in fueling nuclear reactors; and
  disposal of spent fuel.

System Fuels, a company owned by Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans, is responsible for contracts to acquire nuclear material to be used in fueling Entergy's utility nuclear units, except for River Bend. System Fuels also maintains inventories of such materials during the various stages of processing. The Utility operating companies purchase enriched uranium hexafluoride from System Fuels, but contract separately for the fabrication of their own nuclear fuel. The requirements for River Bend are met pursuant to contracts made by Entergy Gulf States Louisiana.

Based upon currently planned fuel cycles, Entergy's nuclear units have a diversified portfolio of contracts and inventory that provides substantially adequate nuclear fuel materials and conversion and enrichment services over the next several years. Nevertheless, the pricing of a substantial and growing share of future nuclear fuel supply is subject to market price variability. Uranium market supply became extremely limited in 2006 and 2007 and market pricing has been highly volatile during this period. Market prices for uranium concentrates have risen since December 2000 from about $7 per pound to a 2007 range of $70 to $135 per pound.

The rising nuclear fuel market prices will affect the U.S. nuclear utility industry, including Entergy, first in its cash flow requirements for fuel acquisition, and then some time later in its nuclear fuel expense. For example, for a nuclear fleet the size of Entergy's, the current market value of annual enriched uranium requirements has increased by several hundred million dollars compared to about five years ago. As nuclear fuel installed in the core in power plants is replaced fractionally over an approximate five-year period, nuclear fuel expense will eventually, with a time lag, reflect current market realities and can be expected to increase from the current reported industry levels of about 0.5 cents per kwh to 1.0 cents per kwh or higher. Entergy's nuclear fuel contract portfolio provides a degree of price hedging against the full extent of market realities for several years, but the market trends will eventually affect the costs of all nuclear plant operators.

Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, and System Energy each have made arrangements to lease nuclear fuel and related equipment and services. The lessors finance the acquisition and ownership of nuclear fuel through credit agreements and the issuance of notes. These arrangements are subject to periodic renewal. See Note 10 to the financial statements for a discussion of nuclear fuel leases.

Natural Gas Purchased for Resale

Entergy New Orleans has several suppliers of natural gas.  Its system is interconnected with three interstate and three intrastate pipelines.  Entergy New Orleans' primary suppliers currently are Atmos Energy, Enbridge Marketing, and Glencore Ltd.  Entergy New Orleans has a "no-notice" service gas purchase contract with Atmos Energy which guarantees Entergy New Orleans gas delivery at specific delivery points and at any volume within the minimum and maximum set forth in the contract amounts.  The Atmos Energy gas supply is transported to Entergy New Orleans pursuant to a transportation service agreement with Gulf South Pipeline Co.  This service is subject to FERC-approved rates.  Entergy New Orleans also makes interruptible spot market purchases.  In recent years, natural gas deliveries to Entergy New Orleans have been subject primarily to weather-related curtailments.  Entergy New Orleans experienced no such curtailments in 2007, however.

As a result of the implementation of FERC-mandated interstate pipeline restructuring in 1993, curtailments of interstate gas supply could occur if Entergy New Orleans' suppliers failed to perform their obligations to deliver gas under their supply agreements.  Gulf South Pipeline Co. could curtail transportation capacity only in the event of pipeline system constraints.

Entergy Gulf States Louisiana purchases natural gas for resale under a firm contract from Enbridge Marketing (U.S.) Inc. (formerly Mid Louisiana Gas Company).  The current contract termination date is September 1, 2008. A RFP was held to solicit replacement contracts and an award has been made for a new five-year contract for which definitive terms currently are being negotiated.

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

System Agreement (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans)

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

Citing its concerns that the benefits of its continued participation in the current form of the System Agreement have been seriously eroded, in December 2005, Entergy Arkansas submitted its notice that it will terminate its participation in the current System Agreement effective ninety-six (96) months from the date of the notice or such earlier date as authorized by the FERC. Entergy Arkansas indicated, however, that a properly structured replacement agreement could be a viable alternative. In November 2007, pursuant to the provisions of the System Agreement, Entergy Mississippi provided its written notice to terminate its participation in the System Agreement effective ninety-six (96) months from the date of the notice or such earlier date as authorized by the FERC. In light of the notices of Entergy Arkansas and Entergy Mississippi to terminate participation in the current System Agreement, in January 2008 the LPSC unanimously voted to direct the LPSC Staff to begin evaluating the potential for a new agreement. Likewise, the New Orleans City Council opened a docket to gather information on progress towards a successor agreement.

See "System Agreement Proceedings" in the "Significant Factors and Known Trends" section of Entergy Corporation and Subsidiaries Management's Discussion and Analysis for discussion of the proceedings at the FERC involving the System Agreement and other related proceedings.

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

Service Companies

Entergy Services, a corporation wholly-owned by Entergy Corporation, provides management, administrative, accounting, legal, engineering, and other services primarily to the Utility operating companies. Entergy Operations is also wholly-owned by Entergy Corporation and provides nuclear management, operations and maintenance services under contract for ANO, River Bend, Waterford 3, and Grand Gulf, subject to the owner oversight of Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, and System Energy, respectively. Entergy Services and Entergy Operations provide their services to the Utility operating companies and System Energy on an "at cost" basis, pursuant to cost allocation methodologies for these service agreements that were approved by the FERC.

Jurisdictional Separation of Entergy Gulf States, Inc. into Entergy Gulf States Louisiana and Entergy Texas

Effective December 31, 2007, Entergy Gulf States, Inc. completed a jurisdictional separation into two vertically integrated utility companies, one operating under the sole retail jurisdiction of the PUCT, Entergy Texas, and the other operating under the sole retail jurisdiction of the LPSC, Entergy Gulf States Louisiana. Entergy Texas now owns all Entergy Gulf States, Inc. distribution and transmission assets located in Texas, the gas-fired generating plants located in Texas, undivided 42.5% ownership shares of Entergy Gulf States, Inc.'s 70% ownership interest in Nelson 6 and 42% ownership interest in Big Cajun 2, Unit 3, which are coal-fired generating plants located in Louisiana, and other assets and contract rights to the extent related to utility operations in Texas. Entergy Gulf States Louisiana now owns all of the remaining assets that were owned by Entergy Gulf States, Inc.  On a book value basis, approximately 58.1% of the Entergy Gulf States, Inc. assets were allocated to Entergy Gulf States Louisiana and approximately 41.9% were allocated to Entergy Texas.

Entergy Gulf States Louisiana remains primarily liable for all of the long-term debt issued by Entergy Gulf States, Inc. that was outstanding on December 31, 2007. Under a debt assumption agreement with Entergy Gulf States Louisiana, Entergy Texas assumed its pro rata share of this long-term debt, which was approximately 46%. The pro rata share of the long-term debt assumed by Entergy Texas was determined by first determining the net assets for each company on a book value basis, and then calculating a debt assumption ratio that resulted in the common equity ratios for each company being approximately the same as the Entergy Gulf States, Inc. common equity ratio immediately prior to the jurisdictional separation. Entergy Texas' debt assumption does not discharge Entergy Gulf States Louisiana's liability for the long-term debt. To secure its debt assumption obligations, Entergy Texas granted to Entergy Gulf States Louisiana a first lien on Entergy Texas' assets that were previously subject to the Entergy Gulf States, Inc. mortgage. Entergy Texas has until December 31, 2010 to repay the assumed debt. In addition, Entergy Texas, as the owner of Entergy Gulf States Reconstruction Funding I, LLC ("EGSRF I"), will report the $329.5 million of senior secured transition bonds ("securitization bonds") issued by EGSRF I as long-term debt on its consolidated balance sheet. The securitization bonds are non-recourse to Entergy Texas.

Entergy Texas will purchase from Entergy Gulf States Louisiana pursuant to a life-of-unit purchased power agreement (PPA) a 42.5% share of capacity and energy from the 70% of River Bend subject to retail regulation. Entergy Texas was allocated a share of River Bend's nuclear and environmental liabilities that is identical to the share of the plant's output purchased by Entergy Texas under the PPA. Entergy Gulf States Louisiana will purchase a 57.5% share of capacity and energy from the gas-fired generating plants owned by Entergy Texas, and Entergy Texas will purchase a 42.5% share of capacity and energy from the gas-fired generating plants owned by Entergy Gulf States Louisiana. The PPAs associated with the gas-fired generating plants will terminate when retail open access commences in Entergy Texas' jurisdiction or when the unit(s) is no longer dispatched by the Entergy System. If Entergy Texas implements retail open access, it will terminate its participation in the System Agreement, except for the portion of the System Agreement related to transmission equalization. The dispatch and operation of the generating plants will not change as a result of the jurisdictional separation.

Entergy Gulf States Louisiana must make a compliance filing in March 2008 with the LPSC regarding the jurisdictional separation transaction. Although formal approval of the PUCT was not required for implementation of the jurisdictional separation, Entergy Texas sought input from the PUCT and has kept the PUCT informed of the status of the separation.

The jurisdictional separation occurred through completion of the following steps:

  Through a Texas statutory merger-by-division, Entergy Gulf States, Inc. was renamed as Entergy Gulf States Louisiana, Inc., a Texas corporation, and the new Texas business corporation Entergy Texas, Inc. was formed.
  Entergy Gulf States, Inc. allocated the assets described above to Entergy Texas, and all of the capital stock of Entergy Texas was issued directly to Entergy Gulf States, Inc.'s parent company, Entergy Corporation.
  Entergy Corporation formed EGS Holdings, Inc., a Texas corporation, and contributed all of the common stock of Entergy Gulf States Louisiana, Inc. to EGS Holdings, Inc.
  EGS Holdings, Inc. formed the Louisiana limited liability company Entergy Gulf States Louisiana, L.L.C. and then owned all of the issued and outstanding membership interests of Entergy Gulf States Louisiana, L.L.C.
  Entergy Gulf States Louisiana, Inc. then merged into Entergy Gulf States Louisiana, L.L.C., with Entergy Gulf States Louisiana, L.L.C. being the surviving entity.
  Entergy Corporation now owns EGS Holdings, Inc. and Entergy Texas in their entirety, and EGS Holdings, Inc. now owns Entergy Gulf States Louisiana's common membership interests in their entirety.

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

As the operator of Entergy Louisiana, Inc.'s retail utility operations, Entergy Louisiana, LLC is subject to the jurisdiction of the LPSC over electric service, rates and charges to the same extent that the LPSC possessed jurisdiction over Entergy Louisiana, Inc.'s retail utility operations. The restructuring implemented a recommendation from the LPSC staff, intended to reduce corporate franchise taxes, and is expected to result in a decrease in that component of Entergy Louisiana, LLC's rates to its Louisiana retail customers.

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

Although Entergy Louisiana, LLC has been consolidated for financial reporting purposes since its inception, it has not joined in the filing of Entergy's consolidated federal income tax return through the year tax 2007.  Entergy Louisiana, LLC has filed separate federal income tax returns, paid federal income taxes on a stand-alone basis, and has not been a party to the Entergy System's intercompany tax allocation agreement.  As such, Entergy Louisiana, LLC may make elections for tax purposes that may differ from those made by the Entergy consolidated tax group, which may result in Entergy Louisiana, LLC having more exposure to tax liability than it would have had, had it been included in the Entergy consolidated tax return.  Beginning in 2008, Entergy Louisiana, LLC will join in the consolidated federal income tax return and participate in the Entergy System's intercompany tax allocation agreement.  Entergy Louisiana Holdings will continue as a party to the Entergy System's intercompany tax allocation agreement.

After the merger-by-division, Entergy Louisiana, LLC issued $100 million of its preferred membership interests, which grant the holders thereof the power to vote together, as a single class, with Entergy Corporation as the holder of the common membership interests. The preferred membership interests have approximately 23% of the total voting power. Because Entergy Corporation, indirectly through Entergy Louisiana Holdings, owns all of the common membership interests in Entergy Louisiana, LLC, Entergy Corporation will be able to elect the entire board of directors of Entergy Louisiana, LLC, except in certain circumstances if distributions on Entergy Louisiana, LLC's preferred membership interests are in arrears.

Earnings Ratios of Registrant Subsidiaries

The Registrant Subsidiaries' ratios of earnings to fixed charges and ratios of earnings to combined fixed charges and preferred dividends or distributions pursuant to Item 503 of SEC Regulation S-K are as follows:
	Ratios of Earnings to Fixed Charges Years Ended December 31,
	2007	2006	2005	2004	2003

Entergy Arkansas	3.19	3.37	3.75	3.37	3.17
Entergy Gulf States Louisiana	2.84	3.01	3.34	3.04	1.51
Entergy Louisiana	3.44	3.23	3.50	3.60	3.93
Entergy Mississippi	3.22	2.54	3.16	3.41	3.06
Entergy New Orleans	2.74	1.52	1.22	3.60	1.73
System Energy	3.95	4.05	3.85	3.95	3.66

	Ratios of Earnings to Combined Fixed Charges and Preferred Dividends or Distributions Years Ended December 31,
	2007	2006	2005	2004	2003

Entergy Arkansas	2.88	3.06	3.34	2.98	2.79
Entergy Gulf States Louisiana	2.73	2.90	3.18	2.90	1.45
Entergy Louisiana	3.08	2.90	-	-	-
Entergy Mississippi	2.97	2.34	2.83	3.07	2.77
Entergy New Orleans	2.54	1.35	1.12	3.31	1.59

The Registrant Subsidiaries accrue interest expense related to unrecognized tax benefits in income tax expense and do not include it in fixed charges.

Non-Utility Nuclear

Entergy's Non-Utility Nuclear business owns and operates six nuclear power plants and is primarily focused on selling electric power produced by those plants to wholesale customers. This business also provides operations and management services to nuclear power plants owned by other utilities in the United States. Operations and management services, including decommissioning services, are provided through Entergy's wholly-owned subsidiary, Entergy Nuclear, Inc.

Property

Generating Stations

Entergy's Non-Utility Nuclear business owns the following nuclear power plants:
Power Plant	Acquired	Location	Annual Average Capacity	Reactor Type	License Expiration Date

FitzPatrick	Nov. 2000	Oswego, NY	838 MW	Boiling Water Reactor	2014
Indian Point 2	Sept. 2001	Buchanan, NY	1,028 MW	Pressurized Water Reactor	2013
Indian Point 3	Nov. 2000	Buchanan, NY	1,041 MW	Pressurized Water Reactor	2015
Palisades	Apr. 2007	South Haven, MI	798 MW	Pressurized Water Reactor	2031
Pilgrim	July 1999	Plymouth, MA	688 MW	Boiling Water Reactor	2012
Vermont Yankee	July 2002	Vernon, VT	605 MW	Boiling Water Reactor	2012

Entergy Non-Utility Nuclear filed with the NRC in 2006 for license renewals for Pilgrim, FitzPatrick, and Vermont Yankee. Non-Utility Nuclear expects to obtain 20-year license renewals for these three plants in 2008.

In addition, for Vermont Yankee the state certificates of public good to operate the plant and store spent nuclear fuel also expire in 2012. Non-Utility Nuclear will file a request with the Vermont Public Service Board by March 21, 2008 (as required by Vermont law) for approval of continued operations and storage of spent nuclear fuel generated after March 21, 2012. Under Vermont law the Vermont General Assembly must approve Entergy's request. The Vermont General Assembly is not expected to take up the request until 2009. Vermont is the only state where Entergy operates a nuclear plant that has such a state requirement.

In April 2007, Non-Utility Nuclear submitted an application to the NRC to renew the operating licenses for Indian Point 2 and 3 for an additional 20 years. The NRC is required by statute to provide an opportunity to members of the public to request a hearing on the application. In early December 2007, the NRC received nine petitions to intervene in the license renewal proceeding for Indian Point 2 and 3. The petitions were filed by various state and local government entities, including the States of New York and Connecticut, as well as several public interest groups. Collectively, the nine petitions contain over 160 proposed contentions, which are specific issues of law or fact pertaining to the license renewal application that the petitioners seek to have adjudicated by the NRC.

In January 2008, in accordance with the NRC's hearing rules, Non-Utility Nuclear filed nine detailed responses to the petitions, opposing all of the petitioners' proposed contentions. The NRC Staff, which functions as an independent party in any hearing, also filed detailed responses to the petitions. The NRC Staff opposed admission of all but a few of the petitioners' proposed contentions. The NRC's Atomic Safety and Licensing Board is expected to rule on the admissibility of the petitioners' proposed contentions no earlier than late April 2008.

The hearing process is an integral component of the NRC's regulatory framework, and evidentiary hearings on license renewal applications are not uncommon. Non-Utility Nuclear intends to participate fully in the hearing process as permitted by the NRC's hearing rules. As noted in Non-Utility Nuclear's responses to the various petitions to intervene, Non-Utility Nuclear believes that many of the issues raised by the petitioners are not germane to license renewal and will not be admitted for hearings. Furthermore, Non-Utility Nuclear believes that it will carry its burden of proof with respect to any issues that might be admitted for evidentiary hearings. Non-Utility Nuclear will continue to work with the NRC Staff as it completes its technical and environmental reviews of the license renewal application, and expects to obtain renewed licenses for Indian Point 2 and 3.

Interconnections

The Pilgrim and Vermont Yankee plants are dispatched as a part of Independent System Operator (ISO) New England and the FitzPatrick and Indian Point plants are dispatched by the New York Independent System Operator (NYISO). The Palisades plant is dispatched by the Midwest Independent System Operator (MidwestISO). The primary purpose of ISO New England is to direct the operations of the major generation and transmission facilities in the New England region and the primary purpose of NYISO is to direct the operations of the major generation and transmission facilities in New York state. The primary purpose of MidwestISO is to direct the operations of the major generation and transmission facilities in 15 U.S. states and Manitoba.

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

In addition to the contracts discussed in "Significant Factors and Known Trends," Non-Utility Nuclear's purchase of the Vermont Yankee plant included a value sharing agreement providing for payments to the seller in the event that the plant's operating license is extended beyond its original expiration in 2012. Under the value sharing agreement, to the extent that the average annual price of the energy sales from the plant exceeds the specified strike price, initially $61/MWh and then adjusted annually based on three indices, the Non-Utility Nuclear business will pay 50% of the amount exceeding the strike prices to the seller. These payments, if required, will be recorded as adjustments to the purchase price of the plants. The value sharing would begin in 2012 and extend into 2022.

As part of the purchase of the Palisades plant, Entergy's Non-Utility Nuclear business executed a 15-year PPA with the seller, Consumers Energy, for 100% of the plant's output, excluding any future uprates. Under the purchased power agreement, Consumers Energy will receive the value of any new environmental credits for the first ten years of the agreement. Entergy and Consumers Energy will share on a 50/50 basis the value of any new environmental credits for years 11 through 15 of the agreement. The environmental credits are defined as benefits from a change in law that causes capability of the plant as of the purchase date to become a tradable attribute (e.g., emission credit, renewable energy credit, environmental credit, "green" credit, etc.) or otherwise to have a market value.

Fuel Supply

Nuclear Fuel

The nuclear fuel requirements for Pilgrim, FitzPatrick, Indian Point 2, Indian Point 3, Vermont Yankee, and Palisades are met pursuant to contracts made by Entergy's Non-Utility Nuclear business. Entergy Nuclear Fuels Company is responsible for contracts to acquire nuclear materials, except for fuel fabrication, for these Non-Utility Nuclear plants.

Based upon currently planned fuel cycles, Entergy's nuclear units have a diversified portfolio of contracts and inventory that provides substantially adequate nuclear fuel materials and conversion and enrichment services over the next several years. Nevertheless, the pricing of a substantial and growing share of future nuclear fuel supply is subject to market price variability. Uranium market supply became extremely limited in 2006 and 2007 and market pricing has been highly volatile during this period. Market prices for uranium concentrates have risen since December 2000 from about $7 per pound to a 2007 range of $70 to $135 per pound.

The rising nuclear fuel market prices will affect the U.S. nuclear utility industry, including Entergy, first in its cash flow requirements for fuel acquisition, and then some time later in its nuclear fuel expense. For example, for a nuclear fleet the size of Entergy's, the current market value of annual enriched uranium requirements has increased by several hundred million dollars compared to about five years ago. As nuclear fuel installed in the core in power plants is replaced fractionally over an approximate five-year period, nuclear fuel expense will eventually, with a time lag, reflect current market realities and can be expected to increase from the current reported industry levels of about 0.5 cents per kWh to 1.0 cents per kWh or higher. Entergy's nuclear fuel contract portfolio provides a degree of price hedging against the full extent of market realities for several years, but the market trends will eventually affect the costs of all nuclear plant operators.

Other Business Activities

Entergy Nuclear Power Marketing, LLC (ENPM) was formed in April 2006 to centralize the power marketing function for Non-Utility Nuclear. Upon its formation, ENPM entered into long-term power purchase agreements with the Non-Utility Nuclear subsidiaries that own that business's power plants (generating subsidiaries). As part of a series of agreements, ENPM agreed to assume and/or otherwise service the existing power purchase agreements that were in effect between the generating subsidiaries and their customers. ENPM functions include origination of new energy and capacity transactions, generation scheduling, contract management (including billing and settlements), and market and credit risk mitigation.

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

In September 2003, Entergy's Non-Utility Nuclear business agreed to provide plant operation support services for the 800 MW Cooper Nuclear Station located near Brownville, Nebraska. The contract is for 10 years, the remaining term of the plant's operating license. Entergy will receive $14 million in each of the remaining years of the contract. Entergy can also receive up to $6 million more per year if safety and regulatory goals are met. In addition, Entergy will be reimbursed for all employee-related expenses. In 2006, Entergy Nuclear, Inc. signed an agreement to provide license renewal services for the Cooper Nuclear Station.

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

Non-Nuclear Wholesale Assets Business

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

Property

Generating Stations

The capacity of the generating stations owned in Entergy's non-nuclear wholesale assets business as of December 31, 2007 is indicated below:
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

Entergy-Koch is no longer an operating entity.

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

The Federal Power Act gives FERC jurisdiction over the rates charged by System Energy for Grand Gulf capacity and energy provided to Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans and over some of the rates charged by Entergy Arkansas and Entergy Gulf States Louisiana. FERC also regulates the rates charged for intrasystem sales pursuant to the System Agreement and the provision of transmission service to wholesale market participants.

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

To the extent authorized by governing legislation, Entergy Texas is subject to the original jurisdiction of the municipal authorities of a number of incorporated cities in Texas with appellate jurisdiction over such matters residing in the PUCT. Entergy Texas is also subject to regulation by the PUCT as to:

  retail rates and service in unincorporated areas of its service territory;
  customer service standards;
  certification of new transmission lines; and
  extensions of service into new areas.

Entergy Gulf States Louisiana's electric and gas business and Entergy Louisiana are subject to regulation by the LPSC as to:

  utility service;
  retail rates and charges;
  certification of generating facilities;
  power or capacity purchase contracts; and
  depreciation, accounting, and other matters.

Entergy Louisiana is also subject to the jurisdiction of the City Council with respect to such matters within Algiers in Orleans Parish, although the precise scope of that jurisdiction differs from that of the LPSC.

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

Regulation of the Nuclear Power Industry

Atomic Energy Act of 1954 and Energy Reorganization Act of 1974

Under the Atomic Energy Act of 1954 and the Energy Reorganization Act of 1974, the operation of nuclear plants is heavily regulated by the NRC, which has broad power to impose licensing and safety-related requirements. The NRC has broad authority to impose fines or shut down a unit, or both, depending upon its assessment of the severity of the situation, until compliance is achieved. Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, and System Energy, as owners of all or portions of ANO, River Bend, Waterford 3, and Grand Gulf, respectively, and Entergy Operations, as the licensee and operator of these units, are subject to the jurisdiction of the NRC. Entergy's Non-Utility Nuclear business is subject to the NRC's jurisdiction as the owner and operator of Pilgrim, Indian Point Energy Center, FitzPatrick, Vermont Yankee, and Palisades. Substantial capital expenditures at Entergy's nuclear plants because of revised safety requirements of the NRC could be required in the future.

Indian Point Emergency Notification System

Pursuant to federal law and an NRC order, Non-Utility Nuclear's Indian Point Energy Center is required to install a new siren emergency notification system with certain back up power capabilities.  Due to the complexity of the technology employed in this system, among other things, Entergy Nuclear Operations, Inc., the operator of Non-Utility Nuclear's power plants, was unable to meet the April 15, 2007 operability date previously approved by the NRC.  Based on this delay, the NRC fined Entergy Nuclear Operations, Inc. $130,000.  Subsequently, the NRC set a new deadline of August 24, 2007 for implementation of the new siren system and this new deadline was also not satisfied. On January 24, 2008, the NRC fined Entergy Nuclear Operations, Inc. $650,000 for the continuing delay in implementation of the new siren system beyond the August 24, 2007 deadline. Entergy Nuclear Operations, Inc. has been unable to meet these deadlines due to certain Federal Emergency Management Agency (FEMA) testing, review, and operability requirements. FEMA has been authorized by the NRC to assess the new system and its readiness for full implementation.  Further delays in implementation of the new siren system may subject Entergy Nuclear Operations, Inc. to additional fines in the future.  The Indian Point Energy Center will continue to operate and maintain its existing siren emergency notification system until the new system is placed into service.

Nuclear Waste Policy Act of 1982

Spent Nuclear Fuel

Under the Nuclear Waste Policy Act of 1982, the DOE is required, for a specified fee, to construct storage facilities for, and to dispose of, all spent nuclear fuel and other high-level radioactive waste generated by domestic nuclear power reactors. Entergy's nuclear owner/licensee subsidiaries provide for the estimated future disposal costs of spent nuclear fuel in accordance with the Nuclear Waste Policy Act of 1982. The affected Entergy companies entered into contracts with the DOE, whereby the DOE will furnish disposal service at a cost of one mill per net kWh generated and sold after April 7, 1983, plus a one-time fee for generation prior to that date. Entergy Arkansas is the only one of the Utility operating companies that generated electric power with nuclear fuel prior to that date and has a recorded liability as of December 31, 2007 of $176.9 million for the one-time fee. Entergy's Non-Utility Nuclear business has accepted assignment of the Pilgrim, FitzPatrick, Indian Point 3, Indian Point 1 and 2, Vermont Yankee, and Palisades/Big Rock Point spent fuel disposal contracts with the DOE held by their previous owners. The previous owners have paid or retained liability for the fees for all generation prior to the purchase dates of those plants. The fees payable to the DOE may be adjusted in the future to assure full recovery. Entergy considers all costs incurred for the disposal of spent nuclear fuel, except accrued interest, to be proper components of nuclear fuel expense. Provisions to recover such costs have been or will be made in applications to regulatory authorities for the Utility plants. Entergy's total spent fuel fees to date, including the one-time fee liability of Entergy Arkansas, have surpassed $1 billion dollars.

The permanent spent fuel repository in the U.S. has been legislated to be Yucca Mountain, Nevada. The DOE is required by law to proceed with the licensing and, after the license is achieved (granted by the NRC), proceed with the repository construction and commencement of receipt of spent fuel. Because the DOE has not accomplished these objectives, it is in non-compliance with the Nuclear Waste Policy Act of

1982 and has breached its spent fuel disposal contracts. The DOE continues to have delays in meeting its obligation. Large uncertainty remains regarding the time frame under which the DOE will begin to accept spent fuel from Entergy's facilities for storage or disposal. As a result, continuing future expenditures will be required to increase spent fuel storage capacity at Entergy's nuclear sites.

As a result of the DOE's failure to begin disposal of spent nuclear fuel in 1998 pursuant to the Nuclear Waste Policy Act of 1982 and the spent fuel disposal contracts, Entergy's nuclear owner/licensee subsidiaries have incurred and will continue to incur damages.  These subsidiaries in November 2003 began litigation to recover the damages caused by the DOE's delay in performance.  In two separate decisions in October 2007, the U.S. Court of Federal Claims awarded $10.0 million jointly to System Fuels, System Energy, and SMEPA, and awarded $48.7 million jointly to System Fuels and Entergy Arkansas, in damages related to the DOE's breach of its obligations. Both decisions are subject to appeal by the DOE, and the DOE has filed a notice of appeal of the Entergy Arkansas decision to the U.S. Court of Appeals for the Federal Circuit. The appeal period for the System Energy decision is still open. Management cannot predict the timing or amount of any potential recoveries on other claims filed by Entergy subsidiaries, and cannot predict the timing of any eventual receipt from the DOE of the U.S. Court of Federal Claims damage awards.

Pending DOE acceptance and disposal of spent nuclear fuel, the owners of nuclear plants are providing their own spent fuel storage.  Storage capability additions using dry casks began operations at Palisades in 1993, at ANO in 1996, at FitzPatrick in 2002, at River Bend in 2005, at Grand Gulf in 2006, and at Indian Point in 2008. These facilities will be expanded as needed. Dry fuel storage construction is near completion at Vermont Yankee, and it is planned that casks will be loaded beginning in the first half of 2008. Current on-site spent fuel storage capacity at Pilgrim and Waterford 3 is estimated to be sufficient until approximately 2012; dry cask storage facilities are planned to be placed into service at these units around 2011.

Nuclear Plant Decommissioning

Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, and System Energy recover from customers through electric rates the estimated decommissioning costs for ANO, the portion of River Bend subject to retail rate regulation, Waterford 3, and Grand Gulf, respectively. These amounts are deposited in trust funds that can only be used for future decommissioning costs. Entergy periodically reviews and updates estimated decommissioning costs to reflect inflation and changes in regulatory requirements and technology, and then makes applications to the regulatory authorities to reflect, in rates, the changes in projected decommissioning costs.

In June 2001, Entergy Arkansas received notification from the NRC of approval for a renewed operating license authorizing operations at ANO 1 through May 2034. In July 2005, Entergy Arkansas received notification from the NRC of approval for a renewed operating license authorizing operations at ANO 2 through July 2038. Entergy Arkansas' projections show that with the assumption of 20 years of extended operational life for both units, the current decommissioning fund balances with earnings over the extended life will be sufficient to decommission both units. Pursuant to APSC approval, which was granted based on the extended life assumptions, beginning in 2001 Entergy Arkansas stopped collecting funds to decommission ANO 1 and 2. The APSC requires Entergy Arkansas to update every five years the estimated costs to decommission ANO. In March 2003, Entergy Arkansas filed with the APSC its third five-year estimate of ANO decommissioning costs. The updated estimate indicated the cost to decommission the two ANO units would be $936 million. In November 2007, at the request of Entergy Arkansas, the APSC postponed the next decommissioning cost study until March 2013. The APSC order requires Entergy Arkansas to notify the APSC Staff, in the annual rider filings, if Entergy Arkansas determines that a decommissioning cost study should be performed before 2013.

In December 2002, the LPSC approved a settlement between Entergy Gulf States, Inc. and the LPSC staff. The settlement included, among other things, the requirement to cease collection of funds to decommission River Bend based on an assumed license extension for River Bend.

As part of the Pilgrim, Indian Point 1 and 2, Vermont Yankee, and Palisades/Big Rock Point purchases, the former owners transferred decommissioning trust funds, along with the liability to decommission the plants, to Entergy. As part of the Indian Point 1 and 2 purchase,

Entergy also funded an additional $25 million to the decommissioning trust fund. Entergy believes that the decommissioning trust funds will be adequate to cover future decommissioning costs for these plants without any additional deposits to the trusts.

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

Additional information with respect to decommissioning costs is found in Note 9 to the financial statements.

Energy Policy Act of 1992

The Energy Policy Act of 1992 required all electric utilities (including Entergy Arkansas, Entergy Gulf States, Inc., Entergy Louisiana, and System Energy) that purchased uranium enrichment services from the DOE to contribute up to a total of $150 million annually over approximately 15 years (adjusted for inflation, up to a total of $2.25 billion) for decontamination and decommissioning of enrichment facilities. All scheduled payments for these assessments were complete at December 31, 2006. Entergy will oppose any attempts to extend the assessments past this date, but cannot state with certainty that an extension will not be made. In accordance with the Energy Policy Act of 1992, contributions to decontamination and decommissioning funds are recovered through rates in the same manner as other fuel costs.

Price-Anderson Act

The Price-Anderson Act provides insurance for the public in the event of a nuclear power plant accident. The costs of this insurance are borne by the nuclear power industry. Congress amended and renewed the Price-Anderson Act in 2005 for a term through 2025. The Price-Anderson Act limits contingent liability for a single nuclear incident to approximately $100.6 million per reactor (with currently 104 nuclear industry reactors participating). Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, System Energy, and Entergy's Non-Utility Nuclear business have protection with respect to this liability through a combination of private insurance and an industry assessment program, as well as insurance for property damage, costs of replacement power, and other risks relating to nuclear generating units. Insurance applicable to the nuclear programs of Entergy is discussed in Note 8 to the financial statements.

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

Ozone Non-attainment

Entergy Texas and Entergy Louisiana each operate fossil-fueled generating units in geographic areas that are not in attainment of the currently-enforced national ambient air quality standards for ozone. Texas non-attainment areas that impact Entergy are the Houston-Galveston and the Beaumont-Port Arthur areas. In Louisiana, Entergy is affected by the non-attainment status of the Baton Rouge area. Areas in non-attainment are classified as "marginal", "moderate," "serious," or "severe." When an area fails to meet the ambient air standard, the EPA requires state regulatory authorities to prepare state implementation plans meant to cause progress toward bringing the area into attainment with applicable standards.

In April 2004, the EPA issued a final rule, effective June 2005, revoking the 1-hour ozone standard, including designations and classifications. In a separate action over the same period, the EPA enacted 8-hour ozone non-attainment classifications and stated that areas designated as non-attainment under a new 8-hour ozone standard shall have one year to adjust to the new requirements with submittal of a new attainment plan. For Louisiana, the Baton Rouge area is now classified as a ''marginal" (rather than "severe") non-attainment area under the new standard with an attainment date of June 15, 2007. For Texas, the Beaumont-Port Arthur area is now classified as a "marginal" (rather than "serious") non-attainment area under the new standard with an attainment date of June 15, 2007 and the Houston-Galveston area is now classified as "moderate" non-attainment under the new standard with an attainment date of June 15, 2010. On June 15, 2007, the Texas governor petitioned the EPA to reclassify the Houston-Galveston area from "moderate" to "severe" with an attainment date of June 15, 2019. EPA consideration of the petition is still pending.

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

Hazardous Air Pollutants

In March 2005, the EPA issued a federal rule to permanently cap and reduce mercury emissions from coal-fired power plants. The Clean Air Mercury Rule establishes "standards of performance" limiting mercury emissions from new and existing coal-fired power plants and creates a market-based cap-and-trade program intended to reduce nationwide utility emissions of mercury in two distinct phases. The first phase cap was 38 tons beginning in 2010, however, the rule was challenged in the U.S. Court of Appeals for the District of Columbia Circuit (D.C. Circuit). On February 8, 2008, the D.C. Circuit struck down the Clean Air Mercury Rule and remanded the rule to the EPA for further consideration. It is unclear at this time what further action the EPA will take to regulate mercury emissions or what modifications will be required in Entergy's plans to comply with these technology or emission standards. Entergy continues to monitor this situation.

Interstate Air Transport

In March 2005, the EPA finalized the Clean Air Interstate Rule (CAIR), which will reduce SO2 and NOx emissions from electric generation plants in order to improve air quality in 29 eastern states. The rule will require a combination of investment of capital to install pollution control equipment and increased operating costs. Entergy's capital investment and annual operation and maintenance allowance purchase costs will depend on the economic assessment of NOx and SO2 allowance markets, the cost of control technologies, and unit usage. Entergy began implementation in 2007, including installation of controls at several facilities and the development of a credit procurement strategy. Entergy expects to make the following capital expenditures for implementation:

	2008	2009	2010	2011	2012
	(In Millions)
Entergy Arkansas	$4.9	$0.7	$-	$-	$-
Entergy Gulf States Louisiana	$12.3	$16.8	$6.8	$21.4	$3.9
Entergy Louisiana	$1.0	$0.3	$-	$-	$-
Entergy Mississippi	$7.7	$1.1	$-	$-	$-
Entergy New Orleans	$0.5	$-	$-	$-	$-
Entergy Texas	$10.0	$12.9	$5.0	$15.9	$2.9

These project estimates are preliminary and expected to change as testing and engineering analysis is completed. As a result of this work, projects are likely to be moved among companies to address variables in cost of controls, projected capacity factors, and ultimately the final allocation of allowances by the respective states to each affected facility. These projects will not reduce emissions to the levels allocated to Entergy by the respective states. Therefore, in addition to the controls installed by the capital projects discussed above, Entergy estimates that beginning in 2009 it will also have to purchase emission allowances to operate its plants. The cost of allowances purchased will vary depending on annual swings in the market price of allowances, the effectiveness of pollution controls, and the dispatch of units.

The effect on capital spending could be offset by emission markets which allow for purchases or use of allocated allowances; however, the allocation of the emission allowances and the set up of the market will determine the ultimate cost to Entergy. Entergy believes that the allocation is unfairly skewed towards states with relatively higher emissions by the use of a fuel-adjustment factor. Accordingly, Entergy filed a request for reconsideration of the allocation. The EPA granted this request but refused to alter the fuel-adjustment factor. Entergy also filed a challenge to this aspect of the rule in the D.C. Circuit, and oral argument is scheduled for March 2008. Entergy will continue to study the final rule's effect on its generation fleet and will work to ensure that all states are treated fairly in the allocation of emission allowances.

Regional Haze

In June 2005, the EPA issued final Best Available Retrofit Control Technology (BART) regulations, which could potentially result in a requirement to install SO2 pollution control technology on certain of Entergy's coal and oil generation units. The rule leaves certain BART determinations to the states. The Arkansas Department of Environmental Quality (ADEQ) has completed its State Implementation Plan for Arkansas facilities to implement its obligations under the Clean Air Visibility Rule. The ADEQ has determined that Entergy Arkansas' White Bluff power plant affects Class I Area visibility and will be subject to the EPA's presumptive BART requirements to install scrubbers and low NOx burners by 2013. Entergy Arkansas owns 57% of White Bluff Units 1 and 2 and estimates that its share of the cost of this project will be approximately $375 million. The installation of scrubbers at an existing facility is a major construction project, and Entergy Arkansas expects selection of the primary architect-engineer by the end of 2008. The scrubbers must be online by the end of 2012.

Potential Legislative, Regulatory, and Judicial Developments

In addition to the specific instances described above, there are a number of legislative and regulatory initiatives relating to the reduction of emissions that are under consideration at the federal, state, and international level. Because of the nature of Entergy's business, the adoption of each of these could affect its operations. Entergy continues to monitor these initiatives and activities in order to analyze their potential operational and cost implications. These initiatives include:

  designation by the EPA and state environmental agencies of areas that are not in attainment with national ambient air quality standards;
  consideration by the EPA of creating a more stringent National Ambient Air Quality Standard for ozone, which would in turn place additional counties and parishes in nonattainment status;
  introduction of several bills in Congress proposing further limits on NOx, SO2, mercury, or limits on carbon dioxide (CO2) emissions;
  pursuit by the Bush administration of a voluntary program intended to reduce CO2 emissions and efforts in the Congress to establish a mandatory federal CO2 emission control structure;
  passage of the Regional Greenhouse Gas Initiative by seven states in the northeast U.S. and similar actions in the Midwest and California; and
  efforts by certain external groups to encourage reporting and disclosure of CO2 emissions and risk. Entergy, as one of the 2,400 largest global corporations, has prepared responses for the Carbon Disclosure Project's (CDP) annual questionnaire for the past five years and has given permission for those responses to be posted to CDP's website.

In addition to these initiatives, certain states and environmental advocacy groups are seeking action by the courts regarding CO2 emission regulation. In April 2007 the U.S. Supreme Court held that the EPA is authorized by the current provisions of the Clean Air Act to regulate emissions of CO2 and other "greenhouse gases" as "pollutants" (Massachusetts v. EPA) and that the EPA is required to regulate these emissions from motor vehicles if the emissions are anticipated to endanger public health or welfare. The Supreme Court directed the EPA to make further findings in this regard. The decision is expected to affect a similar case pending in the U.S. Court of Appeals for the D.C. Circuit (Coke Oven Environmental Task Force v. EPA) considering the same question under a similar Clean Air Act provision in the context of CO2 emissions from electric generating units. Although Entergy cannot predict how the D.C. Circuit or the EPA will react to the Supreme Court decision, one outcome could be a decision to regulate, under the Clean Air Act, emissions of CO2 and other "greenhouse gases" from motor vehicles or from power plants. Entergy participated as a friend of the court in Massachusetts v. EPA and has been granted the same status in Coke Oven. Entergy will continue to advocate in support of reasonable market-based regulation of CO2 as a pollutant under the Clean Air Act.

In anticipation of the potential imposition of CO2 emission limits on the electric industry in the future, Entergy has initiated actions designed to reduce its exposure to potential new governmental requirements related to CO2 emissions. These actions included establishment of a formal program to stabilize power plant CO2 emissions at 2000 levels through 2005, and Entergy succeeded in actually reducing emissions below 2000 levels. Entergy has now established a formal program to stabilize power plant CO2 emissions at 20% below 2000 levels through 2010 and continues to support national legislation that would increase planning certainty for electric utilities while addressing emissions in a responsible and flexible manner. By virtue of its proportionally large investment in low- or non-emitting gas-fired and nuclear generation technologies, Entergy's overall CO2 emission "intensity," or rate of CO2 emitted per kilowatt-hour of electricity generated, is already among the lowest in the industry. Total CO2 emissions representing Entergy's ownership share of power plants in the United States were approximately 53.2 million tons in 2000, 49.6 million tons in 2001, 44.2 million tons in 2002, 36.8 million tons in 2003, 38.3 million tons in 2004, 35.6 million tons in 2005, 38.9 million tons in 2006, and 40.2 million tons in 2007. In 2006, Entergy changed its method of calculating emissions and now includes controllable purchases as well as its ownership share of generation, which accounts for the increase in 2006 and 2007 compared to trend for the prior years.

Clean Water Act

The 1972 amendments to the Federal Water Pollution Control Act (known as the Clean Water Act) provide the statutory basis for the National Pollutant Discharge Elimination System permit program and the basic structure for regulating the discharge of pollutants from point sources to waters of the United States. The Clean Water Act requires all discharges of pollutants to waters of the United States to be permitted.

316(b) Cooling Water Intake Structures

The EPA finalized new regulations in July 2004 governing the intake of water at large existing power plants that employ cooling water intake structures. The rule seeks to reduce perceived impacts on aquatic resources by requiring covered facilities to implement technology or other measures to meet EPA-targeted reductions in water use and corresponding perceived aquatic impacts. Entergy, other industry members and industry groups, environmental groups, and a coalition of northeastern and mid-Atlantic states challenged various aspects of the rule. In January 2007, the United States Court of Appeals for the Second Circuit remanded the rule to the EPA for reconsideration. The court instructed the EPA to reconsider several aspects of the rule that were beneficial to the regulated community after finding that these provisions of the rule were contrary to the language of the Clean Water Act or were not sufficiently explained in the rule. In July 2007, the EPA suspended its rules for cooling water intake structures at existing power plants except for provisions for developing "best professional judgment" controls for cooling water intake structures on a case by case basis. The EPA may now reissue a rule similar in structure to the rule remanded by the court but with additional content designed to meet the court's concerns, or the EPA may issue a rule with a substantially different structure and effect. Until the EPA issues guidance to the regulated community on what actions should be taken to comply with the Clean Water Act until a new rule is promulgated, and until the form and substance of the new rule itself is determined, it is impossible to gauge the effect of the court's decision on Entergy's business. Entergy and other parties have petitioned for a writ of certiorari with the United States Supreme Court for review of the decision, and the writ of certiorari request is still pending.

Entergy's Non-Utility Nuclear business is currently in various stages of the data evaluation and discharge permitting process for its generation facilities. Indian Point is involved in an administrative permitting process with the New York environmental authority for renewal of the Indian Point 2 and 3 discharge permits. In November 2003, the New York State Department of Environmental Conservation (NYDEC) issued a draft permit indicating that closed cycle cooling would be considered the "best technology available" for minimizing perceived adverse environmental impacts attributable to the intake and discharge of cooling water at Indian Point 2 and 3. The draft permit would require Entergy to take certain steps to assess the feasibility of retrofitting the site to install cooling towers because Entergy has announced its intent to apply for NRC license renewal at Indian Point 2 and 3. The draft permit could also require, upon its becoming effective, the facilities to take an annual 42 unit-day outage (coordinated with the existing refueling outage schedule) and provide a payment into a NYDEC account until the start of cooling tower construction. Entergy is participating in the administrative process in order to have the draft permit modified prior to final issuance and opposes any requirement to install cooling towers or to begin annual outages at Indian Point 2 and 3. Entergy notified the NYDEC that the cost of retrofitting Indian Point 2 and 3 with cooling towers likely would cost, in 2003 dollars, at least $740 million in capital costs and an additional $630 million in lost generation during construction. Due to fluctuations in power pricing and because a retrofitting of this size and complexity has never been undertaken, significant uncertainties exist in these estimates. Entergy's other Non-Utility Nuclear generation facilities are in the process of reviewing data, considering implementation options, and providing information required by the remanded rule to the EPA and the affected states. Deadlines for determining compliance with the rule and for any required capital or operational expenditures are unknown at this time due to the remand of the rule to the EPA.

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

Groundwater at Certain Nuclear Sites

As part of licensing conditions, the NRC requires nuclear power plants to regularly monitor and report the presence of certain radioactive material in the environment. Entergy joined other nuclear owners and the Nuclear Energy Institute in 2006 to develop a groundwater initiative monitoring program. This initiative began after detection of radioactive material, primarily tritium, in groundwater at several plants in the United States, including Entergy's Indian Point Energy Center. In addition to tritium, other radionuclides, such as strontium, have been detected in onsite groundwater at Indian Point. Lower levels of tritium have also been found at the Pilgrim and Palisades plants, and those sites are currently in the investigatory phase to address these findings.

As part of the groundwater monitoring initiative program, at its nuclear sites Entergy has: (1) reviewed plant groundwater characteristics (hydrology) and historical records of previous events onsite that may have potentially impacted groundwater; (2) implemented fleet procedures to manage events that could potentially impact groundwater; and (3) installed groundwater monitoring wells and begun periodic sampling. This program also includes protocols for voluntarily notifying federal, state and local officials if contamination is found in groundwater, and for actively addressing contamination to the extent required.

Entergy, in cooperation with regulators and interested parties, has completed a comprehensive site characterization and groundwater investigation at Indian Point, including finding that the conditions at the site ultimately migrate and discharge to the Hudson River. The investigation concluded that there is no indication of adverse environmental or health risk. Remedial actions are underway and Entergy expects them to be completed in 2008. In October 2007, the EPA announced that it was consulting with the NRC andthe New York State Department of Environmental Conservation (NYDEC) regarding Indian Point. The EPA stated that after reviewing data it confirmed with NYDEC that there have been no violations of federal standards for radionuclides in drinking water supplies.

Other Environmental Matters

Entergy Gulf States Louisiana and Entergy Texas

Several class action and other suits have been filed in state and federal courts seeking relief from Entergy Gulf States, Inc. and others for damages caused by the disposal of hazardous waste and for asbestos-related disease allegedly resulting from exposure on Entergy Gulf States, Inc.'s premises (see "Litigation" below).

Entergy Gulf States Louisiana is currently involved in a remedial investigation of the Lake Charles Service Center site, located in Lake Charles, Louisiana. A manufactured gas plant (MGP) is believed to have operated at this site from approximately 1916 to 1931. Coal tar, a by-product of the distillation process employed at MGPs, was apparently routed to a portion of the property for disposal. The same area has also been used as a landfill. In 1999, Entergy Gulf States, Inc. signed a second Administrative Consent Order with the EPA to perform removal action at the site. In 2002, approximately 7,400 tons of contaminated soil and debris were excavated and disposed of from an area within the service center. In 2003, a cap was constructed over the remedial area to prevent the migration of contamination to the surface. In August 2005, an administrative order was issued by the EPA requiring that a 10-year groundwater study be conducted at this site. The groundwater monitoring study commenced in January 2006, and is continuing on a quarterly basis. Entergy Gulf States Louisiana and Entergy Texas each believe that its ultimate responsibility for this site will not materially exceed the existing clean-up provisions of $0.6 million for Entergy Gulf States Louisiana and $0.5 million for Entergy Texas.

In 1994, Entergy Gulf States, Inc. performed a site assessment in conjunction with a construction project at the Louisiana Station Generating Plant (Louisiana Station). In 1995, a further assessment confirmed subsurface soil and groundwater impact to three areas on the plant site. After validation, a notification was made to the LDEQ and a phased process was executed to remediate each area of concern. The final phase of groundwater clean-up and monitoring at Louisiana Station is expected to continue through 2009. The remediation cost incurred through December 31, 2007 for this site was $6.8 million. Future costs are not expected to exceed Entergy Gulf States Louisiana's existing provision of $0.7 million.

The Texas Commission on Environmental Quality (TCEQ) notified Entergy Gulf States, Inc. that the TCEQ believed that Entergy Gulf States, Inc. is one of many potentially responsible parties (PRP) concerning contamination existing at the Spector Salvage Yard Proposed state superfund site in Orange County, Texas. The TCEQ conducted a removal action consisting of the excavation and offsite disposal of contaminated surface soil. The TCEQ sent a request for information to the PRPs and also requested that the PRPs submit a good faith offer covering the cost of the removal action and proposed remedial action (groundwater monitoring plan) by July 30, 2007. Entergy Gulf States, Inc. had no internal documents indicating that it sold, generated, transported, or disposed of hazardous substances or sent any material for reclamation to this site and therefore neither Entergy Texas nor Entergy Gulf States Louisiana is prepared to make a good faith offer at this time. Entergy believes that its ultimate responsibility for this site will not materially exceed Entergy Texas' existing clean-up provision of $250,000.

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

Entergy Louisiana is conducting soil remediation operations at the former site of its Southern Transformer Shop, located in Algiers, Orleans Parish. The excavation and removal of impacted soils began in October 2007 and should be completed in February 2008. Approximately 8,000 tons of soil have been removed from the site to date. A thorough site assessment and risk evaluation was performed at the property utilizing Louisiana's Risk Evaluation and Corrective Action Program (RECAP). The RECAP report and corrective action plan were submitted to the LDEQ in January 2007 and approved in June 2007. Entergy Louisiana is managing this soil remediation under the LDEQ Voluntary Remediation Program. The property will be returned to the landowner when LDEQ has issued a Certificate of Completion for the site, anticipated to occur by May 2008. A provision of $0.75 million has been established for environmental assessment and remediation costs at the site.

During 1993, the LDEQ issued new rules for solid waste regulation, including regulation of wastewater impoundments. Entergy Louisiana has determined that some of its power plant wastewater impoundments were affected by these regulations and may require remediation, repair, or closure. Completion of this work is dependent on pending LDEQ approval of submitted solid waste permit applications. As a result, a recorded liability in the amount of $2.1 million for Entergy Louisiana existed at December 31, 2007 for anticipated wastewater remediation and repairs and closures. Management believes this reserve to be adequate based on current estimates.

Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, and Entergy New Orleans

The TCEQ notified Entergy Arkansas, Entergy Gulf States, Inc., Entergy Louisiana, and Entergy New Orleans that the TCEQ believes those entities are PRPs concerning contamination existing at the San Angelo Electric Service Company (SESCO) facility in San Angelo, Texas. The facility operated as a transformer repair and scrapping facility from the 1930s until 2003. Both soil and groundwater contamination exists at the site. Entergy Gulf States, Inc. and Entergy Louisiana sent transformers to this facility during the 1980s. Entergy Gulf States, Inc., Entergy Louisiana, and Entergy Arkansas responded to an information request from the TCEQ and continue to cooperate in this investigation. Entergy New Orleans provided requested information concerning its former status in bankruptcy. Entergy Gulf States, Inc. and Entergy Louisiana joined a group of PRPs responding to site conditions in cooperation with the State of Texas, creating cost allocation models based on review of SESCO documents and employee interviews, and investigating contribution actions against other PRPs.  Entergy Gulf States Louisiana, Entergy Louisiana, and Entergy Texas have agreed to contribute to the remediation of contaminated soil and groundwater at the site in a measure proportionate to those companies' involvement at the site, while Entergy Arkansas and Entergy New Orleans likely will pay de minimis amounts.  Current estimates, although preliminary and variable depending on the level of third-party cost contributions, indicate that Entergy's total share of remediation costs likely will be less than $1 million. The TCEQ approved an Agreed Administrative Order on September 20, 2006 that will allow the implementation of a Remedial Investigation/Feasibility Study at the SESCO site; with the ultimate disposition being a remedial action to remove contaminants of concern. TCEQ approved the Remedial Investigation Work Plan in May 2007 and field sampling began in July 2007.

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

Entergy Mississippi, Entergy Gulf States Louisiana, Entergy Louisiana, and Entergy New Orleans

EPA has notified Entergy Mississippi, Entergy Gulf States, Inc. and Entergy New Orleans that the EPA believes those entities are PRPs concerning contamination of an area known as "Devil's Swamp Lake" near the Port of Baton Rouge, Louisiana.  The area allegedly was contaminated by the operations of Rollins Environmental (LA), Inc, which operated a disposal facility to which many companies contributed waste.  Documents provided by the EPA indicate that Entergy Louisiana may also be a PRP.  Entergy continues to monitor this developing situation.

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

Ratepayer Lawsuits (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy New Orleans)

Entergy New Orleans Fuel Adjustment Clause Litigation

In April 1999, a group of ratepayers filed a complaint against Entergy New Orleans, Entergy Corporation, Entergy Services, and Entergy Power in state court in Orleans Parish purportedly on behalf of all Entergy New Orleans ratepayers. The plaintiffs seek treble damages for alleged injuries arising from the defendants' alleged violations of Louisiana's antitrust laws in connection with certain costs passed on to ratepayers in Entergy New Orleans' fuel adjustment filings with the City Council. In particular, plaintiffs allege that Entergy New Orleans improperly included certain costs in the calculation of fuel charges and that Entergy New Orleans imprudently purchased high-cost fuel or energy from other Entergy affiliates. Plaintiffs allege that Entergy New Orleans and the other defendant Entergy companies conspired to make these purchases to the detriment of Entergy New Orleans' ratepayers and to the benefit of Entergy's shareholders, in violation of Louisiana's antitrust laws. Plaintiffs also seek to recover interest and attorneys' fees. Entergy filed exceptions to the plaintiffs' allegations, asserting, among other things, that jurisdiction over these issues rests with the City Council and the FERC. In March 2004, the plaintiffs supplemented and amended their petition. If necessary, at the appropriate time, Entergy will also raise its defenses to the antitrust claims. The suit in state court was stayed by stipulation of the parties and order of the court pending review of the decision by the City Council in the proceeding discussed in the next paragraph. Subsequent to Entergy New Orleans' filing of a bankruptcy petition in September 2005 in the Eastern District of Louisiana, Entergy New Orleans filed a notice removing the class action lawsuit from the Civil District Court to the U.S. District Court for the Eastern District of Louisiana.

Plaintiffs also filed a corresponding complaint with the City Council in order to initiate a review by the City Council of the plaintiffs' allegations and to force restitution to ratepayers of all costs they allege were improperly and imprudently included in the fuel adjustment filings. Testimony was filed on behalf of the plaintiffs in this proceeding asserting, among other things, that Entergy New Orleans and other defendants have engaged in fuel procurement and power purchasing practices and included costs in Entergy New Orleans' fuel adjustment that could have resulted in Entergy New Orleans customers being overcharged by more than $100 million over a period of years. Hearings were held in February and March 2002. In February 2004, the City Council approved a resolution that resulted in a refund to customers of $11.3 million, including interest, during the months of June through September 2004. The resolution concludes, among other things, that the record does not support an allegation that Entergy New Orleans' actions or inactions, either alone or in concert with Entergy Corporation or any of its affiliates, constituted a misrepresentation or a suppression of the truth made in order to obtain an unjust advantage of Entergy New Orleans, or to cause loss, inconvenience or harm to its ratepayers. Management believes that it has adequately provided for the liability associated with this proceeding. The plaintiffs appealed the City Council resolution to the state courts. On May 26, 2005, the Civil District Court for the Parish of Orleans affirmed the City Council resolution, finding no support for the plaintiffs' claim that the refund amount should be higher. In June 2005, the plaintiffs appealed the Civil District Court decision to the Louisiana Fourth Circuit Court of Appeal. The court of appeal held an oral argument in September 2006.  On February 25, 2008, the Fourth Circuit Court of Appeal issued a decision affirming in part, and reversing in part, the Civil District Court's decision.  Although the Fourth Circuit Court of Appeal did not reverse any of the substantive findings and conclusions of the City Council or the Civil District Court, the Fourth Circuit found that the amount of damages awarded was arbitrary and capricious and increased the amount of damages to $34.3 million.  Entergy New Orleans believes that the increase in damages ordered by the Fourth Circuit is not justified. Entergy New Orleans is continuing to review and evaluate this decision and is considering its options for requesting rehearing, a writ application to or other review by the Louisiana Supreme Court, recourse to the federal courts, and other potential avenues for relief.

In the Entergy New Orleans bankruptcy proceeding, the named plaintiffs in the Entergy New Orleans fuel clause lawsuit, together with the named plaintiffs in the Entergy New Orleans rate of return lawsuit, filed a Complaint for Declaratory Judgment asking the court to declare that Entergy New Orleans, Entergy Corporation, and Entergy Services are a single business enterprise, and, as such, are liable in solido with Entergy New Orleans for any claims asserted in the Entergy New Orleans fuel adjustment clause lawsuit and the Entergy New Orleans rate of return lawsuit, and, alternatively, that the automatic stay be lifted to permit the movants to pursue the same relief in state court.  The bankruptcy court dismissed the action on April 26, 2006. The matter was appealed to the U.S. District Court for the Eastern District of Louisiana, and the district court affirmed the dismissal in October 2006, but on different grounds, concluding that the lawsuit was premature. In Entergy New Orleans' plan of reorganization that was confirmed by the bankruptcy court in May 2007, the plaintiffs' claims are treated as unimpaired "Litigation Claims," which will "ride through" the bankruptcy proceeding, with any legal, equitable and contractual rights to which the plaintiffs' Litigation Claim entitles the plaintiffs unaltered by the plan of reorganization.

Upon confirmation in May 2007 of Entergy New Orleans' plan of reorganization, the automatic bankruptcy stay of the state court class action lawsuit was lifted. The stay ordered by the state court that was agreed upon by the parties (pending completion of the review of the decision by the City Council), however, remains in place. In September 2007 the plaintiffs moved to lift or modify that stay so that the lawsuit could proceed in full or, alternatively, could proceed against the defendants other than Entergy New Orleans. The defendants opposed the motion, arguing that exhaustion of review of the City Council decision is required before the class action lawsuit could or should proceed. At the hearing on the plaintiffs' motion to lift or modify the stay, the court inquired as to whether it retained jurisdiction over the matter after confirmation of Entergy New Orleans' bankruptcy plan or whether it should equitably remand the case to Civil District Court. The court ordered the parties to brief this issue, which would be decided together with the plaintiffs' motion to lift or modify the stay. On February 13, 2008, the federal court held that it would exercise its discretion to equitably remand the matter to the Civil District Court. It did not rule on the motion to lift or modify the stay and deferred such ruling to the state court.

Entergy New Orleans Rate of Return Lawsuit

In April 1998, a group of residential and business ratepayers filed a complaint against Entergy New Orleans in state court in Orleans Parish purportedly on behalf of all ratepayers in New Orleans. The plaintiffs allege that Entergy New Orleans overcharged ratepayers by at least $300 million since 1975 in violation of limits on Entergy New Orleans' rate of return that the plaintiffs allege were established by ordinances passed by the City Council in 1922. The plaintiffs seek, among other things, (i) a declaratory judgment that such franchise ordinances have been violated; and (ii) a remand to the City Council for the establishment of the amount of overcharges plus interest. Entergy New Orleans believes the lawsuit is without merit. Entergy New Orleans has charged only those rates authorized by the City Council in accordance with applicable law. In May 2000, a court of appeal granted Entergy New Orleans' exception to jurisdiction in the case and dismissed the proceeding. The Louisiana Supreme Court denied the plaintiffs' request for a writ of certiorari.

The plaintiffs then commenced a similar proceeding before the City Council. The plaintiffs and the advisors for the Council each filed their first round of testimony in January 2002. In their testimony, the plaintiffs allege that Entergy New Orleans earned in excess of the legally authorized rate of return during the period 1979 to 2000 and that Entergy New Orleans should be required to refund between $240 million and $825 million to its ratepayers. In the testimony submitted by the Council advisors, the advisors allege that Entergy New Orleans has not earned in excess of its authorized rate of return for the period at issue and that no refund is therefore warranted.

In December 2003, the Council advisors filed a motion in the City Council proceedings to bifurcate the hearing in this matter, such that the effect of the provision of the 1922 Ordinance in setting lawful rates would be considered first. Only if it is determined that this provision establishes a limitation would the remaining issues be reached. The motion to bifurcate was granted by the City Council in April 2004, and a hearing on the first part of the bifurcated proceeding was completed in June 2005. After the submission of briefs and oral argument in April 2006, the City Council dismissed with prejudice the plaintiffs' claims on multiple grounds. In May 2006, the plaintiffs appealed the City Council's decision, and the plaintiffs' appeal is currently pending in Civil District Court for the Parish of Orleans. Entergy New Orleans also appealed, separately, certain evidentiary rulings included in the City Council's decision. These matters have been consolidated and a briefing schedule has been established. Oral argument on these appeals is scheduled to take place before the Civil District Court on August 27, 2008.

Additionally, in the Entergy New Orleans bankruptcy proceeding, the named plaintiffs in the Entergy New Orleans rate of return lawsuit, together with the named plaintiffs in the Entergy New Orleans fuel adjustment clause lawsuit, filed a Complaint for Declaratory Judgment asking the court to declare that Entergy New Orleans, Entergy Corporation, and Entergy Services are a single business enterprise, and, as such, are liable in solido with Entergy New Orleans for any claims asserted in the Entergy New Orleans rate of return lawsuit and the Entergy New Orleans fuel clause lawsuit, and, alternatively, that the automatic stay be lifted to permit the movants to pursue the same relief in state court.  The bankruptcy court dismissed the action on April 26, 2006. The matter was appealed to the U.S. District Court for the Eastern District of Louisiana, and the district court affirmed the dismissal in October 2006, but on different grounds, concluding that the lawsuit was premature. In Entergy New Orleans' plan of reorganization that was confirmed by the bankruptcy court in May 2007, the plaintiffs' claims are treated as unimpaired "Litigation Claims," which will "ride through" the bankruptcy proceeding, with any legal, equitable and contractual rights to which the plaintiffs' Litigation Claim entitles the plaintiffs unaltered by the plan of reorganization.

Texas Power Price Lawsuit

In August 2003, a lawsuit was filed in the district court of Chambers County, Texas by Texas residents on behalf of a purported class apparently of the Texas retail customers of Entergy Gulf States, Inc. who were billed and paid for electric power from January 1, 1994 to the present. The named defendants include Entergy Corporation, Entergy Services, Entergy Power, Entergy Power Marketing Corp., and Entergy Arkansas. Entergy Gulf States, Inc. was not a named defendant, but is alleged to be a co-conspirator. The court granted the request of Entergy Gulf States, Inc. to intervene in the lawsuit to protect its interests.

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

Plaintiffs estimate that customers in Texas were charged at least $57 million above prevailing market prices for power. Plaintiffs seek actual, consequential and exemplary damages, costs and attorneys' fees, and disgorgement of profits. In September 2003, the Entergy defendants removed the lawsuit to the federal court in Galveston, and in October 2003, filed a pleading seeking dismissal of the plaintiffs' claims. In October 2003, the plaintiffs filed a motion to remand the case to state court. In January 2004, the federal court determined that it did not have jurisdiction over the subject matter of the lawsuit, and remanded the case to the state district court in Chambers County. In November 2004, the state district court dismissed the case based on a lack of jurisdiction. The plaintiffs appealed the dismissal.

In March 2006 the Corpus Christi Court of Appeals determined that neither the FERC nor the PUCT had exclusive jurisdiction over the plaintiffs' claims and, on this basis, reversed the district court's dismissal order and remanded the case for further proceedings. The court of appeals also affirmed the district court's decision allowing Entergy Gulf States, Inc. to intervene in the case. Entergy filed a petition for review with the Texas Supreme Court. The Texas Supreme Court denied the petition for review in February 2007, and in August 2007 denied Entergy's request for rehearing. Entergy filed a petition for a writ of certiorari with the United States Supreme Court for review of the decision, and the writ of certiorari request was denied in February 2008. The case is now pending again in the state district court.

Fiber Optic Cable Litigation (Entergy Corporation and Entergy Louisiana)

Several property owners have filed a class action suit against Entergy Louisiana, Entergy Services, ETHC, and Entergy Technology Company in state court in St. James Parish, Louisiana purportedly on behalf of all property owners in Louisiana who have conveyed easements to the defendants. The lawsuit alleges that Entergy installed fiber optic cable across the plaintiffs' property without obtaining appropriate easements. The plaintiffs seek damages equal to the fair market value of the surplus fiber optic cable capacity, including a share of the profits made through use of the fiber optic cables, and punitive damages. Entergy removed the case to federal court in New Orleans; however, the district court remanded the case back to state court. In February 2004, the state court entered an order certifying this matter as a class action. Entergy's appeals of this ruling were denied. At this time, management cannot determine the specific amount of damages being sought.

Asbestos and Hazardous Material Litigation (Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans)

Numerous lawsuits have been filed in federal and state courts in Texas, Louisiana, and Mississippi primarily by contractor employees in the 1950-1980 timeframe against Entergy Gulf States, Inc., Entergy Louisiana, Entergy New Orleans, and Entergy Mississippi as premises owners of power plants, for damages caused by alleged exposure to asbestos or other hazardous material. Many other defendants are named in these lawsuits as well. Presently, there are approximately 600 lawsuits involving approximately 8,000 claimants. Management believes that adequate provisions have been established to cover any exposure. Additionally, negotiations continue with insurers to recover reimbursements. Management believes that loss exposure has been and will continue to be handled successfully so that the ultimate resolution of these matters will not be material, in the aggregate, to the financial position or results of operation of these companies.

Employment and Labor-related Proceedings (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

The Registrant Subsidiaries and other Entergy subsidiaries are responding to various lawsuits in both state and federal courts and to other labor-related proceedings filed by current and former employees. Generally, the amount of damages being sought is not specified in these proceedings. These actions include, but are not limited to, allegations of wrongful employment actions; wage disputes and other claims under the Fair Labor Standards Act or its state counterparts; claims of race, gender and disability discrimination; disputes arising under collective bargaining agreements; unfair labor practice proceedings and other administrative proceedings before the National Labor Relations Board; claims of retaliation; and claims for or regarding benefits under various Entergy Corporation sponsored plans. Entergy and the Registrant Subsidiaries are responding to these suits and proceedings and deny liability to the claimants.

Employees

Employees are an integral part of Entergy's commitment to serving its customers. As of December 31, 2007, Entergy employed 14,322 people.
Utility:
Entergy Arkansas	1,517
Entergy Gulf States Louisiana	856
Entergy Louisiana	965
Entergy Mississippi	802
Entergy New Orleans	366
Entergy Texas	745
System Energy	-
Entergy Operations	2,429
Entergy Services	2,892
Entergy Nuclear Operations	3,549
Other subsidiaries	64
Total Full-time	14,185
Part-time	137
Total Entergy	14,322

Approximately 5,000 employees are represented by the International Brotherhood of Electrical Workers Union, the Utility Workers Union of America, the International Brotherhood of Teamsters Union, and the United Government Security Officers of America.

RISK FACTORS

Investors should review carefully the following risk factors and the other information in this Form 10-K. The risks that Entergy faces are not limited to those in this section. There may be additional risks and uncertainties (either currently unknown or not currently believed to be material) that could adversely affect Entergy's financial condition, results of operations and liquidity. See "FORWARD-LOOKING INFORMATION."

Utility

Entergy's Utility business segment faces these risks and those described under "General Business" below.

Regulatory Risks

(Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

The terms and conditions of service, including electric and gas rates, of the Utility operating companies and System Energy are determined through regulatory approval proceedings that are lengthy and subject to appeal that could result in delays in effecting rate changes and uncertainty as to ultimate results.

The rates that the Utility operating companies and System Energy charge reflect their capital expenditures, operations and maintenance charges, allowed rates of return, financing costs, and related costs of service. These rates significantly influence the financial condition, results of operations, and liquidity of Entergy and each of the Utility operating companies and System Energy. These rates are determined in regulatory proceedings and are subject to periodic regulatory review and adjustment.

In addition, regulators can initiate proceedings to investigate the prudence of costs in the Utility operating companies' base rates and examine, among other things, the prudence of the companies' operation and maintenance practices, level of expenditures (including storm costs), allowed rates of return and appropriate rate base, proposed resource acquisitions and previously incurred capital expenditures.  The regulators can disallow costs found not to have been prudently incurred, creating some risk to the ultimate recovery of those costs. Regulatory proceedings relating to rates and other matters typically involve multiple parties seeking to limit or reduce rates. The proceedings generally have long timelines and may or may not be limited by statute, which could cause the Utility operating companies and System Energy to experience regulatory lag in recovering such costs through rates. Decisions are typically subject to appeal, potentially leading to additional uncertainty associated with these approval proceedings. For information regarding rate case proceedings, reference is made to Note 2 to the financial statements.

The Utility operating companies recover fuel and purchased power costs through rate mechanisms that are subject to risks of delay or disallowance in regulatory proceedings.

The Utility operating companies recover their fuel and purchased power costs from their customers through rate mechanisms subject to periodic regulatory review and adjustment. Because the regulatory bodies have authority to disallow incurred costs found not to have been prudently incurred, there exists some risk to the ultimate recovery of those costs. Regulators can initiate proceedings to investigate the continued usage or the adequacy and operation of the fuel and purchased power recovery clauses of the Utility operating companies and their fuel and purchased power procurement practices.

The Utility operating companies' cash flows can be negatively affected by the time delays between when gas or power is purchased and the ultimate recovery from customers in rates. On occasion, when the level of incurred costs for fuel and purchased power rises very dramatically, some of the Utility operating companies may agree to defer recovery of a portion of that period's fuel and purchased power costs for recovery at a later date, which could increase the near-term working capital and borrowing requirements of those companies. For further information regarding the regulatory proceedings for fuel and purchased power recovery, reference is made to the Note 2 to the financial statements.

As a result of a challenge by two retail regulatory bodies, the manner in which the Utility operating companies have traditionally shared the costs associated with coordinated planning, construction and operation of generating resources and bulk transmission facilities has been changed by the FERC, which will require adjustment of retail rates in the jurisdictions where the Utility operating companies provide service and has introduced additional uncertainty in the ratemaking process.

The Utility operating companies historically have engaged in the coordinated planning, construction, and operation of generating resources and bulk transmission facilities under the terms of the System Agreement, which is a rate schedule that has been approved by the FERC. In 2005, the FERC issued a decision requiring changes to the cost allocation methodology used in that rate schedule. Beginning in June 2007, the first reallocation of payments (based on calendar year 2006 production costs) was made by Entergy Arkansas to certain of the Utility operating companies. Entergy's management believes that any changes in the allocation of production costs resulting from the FERC's decision and related retail proceedings should result in similar rate changes for retail customers, as, in fact, was the case in 2007. The timing of recovery of these costs in rates, however, could be the subject of additional regulatory and other proceedings.

In December 2005, Entergy Arkansas provided notice of its intent to terminate its participation in the System Agreement. In November 2007, Entergy Mississippi provided its notice to terminate its participation in the System Agreement. Each notice of termination is effective ninety-six (96) months from the date of notice or such earlier date as authorized by the FERC. Entergy cannot predict the timing or the form of any successor arrangement to the System Agreement, or the effect such a successor arrangement (or the absence thereof) will have on Entergy or the Utility operating companies.

The LPSC, APSC, MPSC and the AEEC have appealed the FERC decision to the Court of Appeals for the D.C. Circuit. For information regarding these and other proceedings associated with the System Agreement, as well as additional information regarding the System Agreement itself, see "Significant Factors and Known Trends - Federal Regulation - System Agreement Proceedings" section of Management's Financial Discussion and Analysis for Entergy Corporation and each of the Registrant Subsidiaries. Although the outcome and timing of the FERC and these other proceedings and appeals cannot be predicted at this time, Entergy Corporation and the Utility operating subsidiaries do not believe that the ultimate resolution of these proceedings will have a material effect on their liquidity, financial condition or results of operations.

The construction of, and capital improvements to, power generation facilities involve substantial risks.  Should construction or capital improvement efforts be unsuccessful, the financial conditions, results of operations or liquidity of Entergy and the Utility operating companies could be materially adversely affected.

Entergy's and the Utility operating companies' ability to complete construction of power generation facilities in a timely manner and within budget is contingent upon many variables and subject to substantial risks.  If these projects are significantly delayed or become subject to cost overruns or cancellation, Entergy and the Utility operating companies could incur additional costs and termination payments, or face increased risk of potential write-off of the investment in the project. For further information regarding capital expenditure plans and other uses of capital in connection with the potential construction of additional generation supply sources within the Utility operating companies' service territory, see the "Capital Expenditure Plans and Other Uses of Capital" section of Management's Financial Discussion and Analysis for Entergy and each of the Registrant Subsidiaries.

Changing Market Structure Risks

(Entergy Corporation)

Delays and uncertainty relating to the start of retail open access in Texas for Entergy Texas could have a material adverse effect on Entergy Texas' and Entergy Corporation's financial condition, results of operations and liquidity.

The PUCT has delayed implementation of retail open access in Entergy Texas' service territory. In addition, the PUCT has not approved a base rate increase for Entergy Texas since 1991, although, pursuant to a statute enacted in June 2005, the PUCT approved rate riders allowing

Entergy Texas to collect reasonable and necessary costs of incremental resources to meet load requirements and to recover reasonable and necessary transition to competition costs previously incurred by Entergy Texas. The statute also provides (i) for Entergy Texas to file a transition to competition plan, which Entergy Texas filed on December 29, 2006, and (ii) for Entergy Texas' retail rates to be subject to cost-of-service regulation until retail customer choice is implemented in its service territory. The statute also provides that any change in base rates will not occur until mid-2008.

Under the transition to competition plan filed by Entergy Texas with the PUCT, Entergy Texas proposed joining the Electric Reliability Council of Texas, or ERCOT, because ERCOT already has all of the prerequisites for retail choice. Entergy Texas' filing includes an estimate that construction costs for facilities to interconnect Entergy Texas' operations with ERCOT and implement retail open access could be approximately $1 billion. Under Entergy Texas' plan, retail open access could commence as early as 2013, although that is unlikely given recent PUCT decisions. For additional information regarding joining ERCOT, reference is made to the "Rate and Regulatory Matters -- Electric Industry Restructuring in Texas" section of Note 2 to the consolidated financial statements.

Further extended delays and uncertainty with respect to the start of retail open access in Texas, particularly with respect to the PUCT's ultimate decision on the transition to competition plan filed on December 29, 2006, and the recovery of capital costs that may be incurred in connection with the implementation of the transition to competition plan, as well as the possibility of adverse decisions in proceedings currently pending, or which will be commenced in the future, at the PUCT (in each case whether related to the statute or otherwise), could have a material adverse effect on Entergy Texas' and Entergy Corporation's financial condition, results of operations, and liquidity. For additional information regarding Entergy Texas' transition to competition plan, reference is made to the "Retail Rate Proceedings - Filings with the PUCT and Texas Cities" section of Note 2 to the consolidated financial statements.

(Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans)

The effects of weather and the related impact on electricity and gas usage may adversely affect the Utility operating companies' results of operations.

Temperatures above normal levels in the summer tend to increase summer cooling electricity demand and revenues, and temperatures below moderate levels in the winter tend to increase winter heating electricity and gas demand and revenues. As a corollary, moderate temperatures tend to decrease usage of energy and resulting revenues. Seasonal pricing differentials, coupled with higher consumption levels, typically cause the Utility operating companies to report higher revenues in the third quarter of the fiscal year than in the other quarters. Extreme weather conditions or storms; however, may stress the Utility operating companies' generation facilities and transmission and distribution systems, resulting in increased maintenance and capital costs (and potential increased financing needs), limits on their ability to meet peak customer demand, increased regulatory oversight, and lower customer satisfaction. These extreme conditions could have a material adverse effect on the Utility operating companies' financial condition, results of operations and liquidity.

(Entergy Gulf States Louisiana and Entergy New Orleans)

The effect of higher purchased gas cost charges to customers may adversely affect Entergy Gulf States Louisiana's and Entergy New Orleans' results of operations and cash flows.

Gas rates charged to customers are comprised primarily of purchased gas cost charges, which provide no return or profit to Entergy Gulf States Louisiana or Entergy New Orleans, and distribution charges, which provide a return or profit to the utility. Distribution charges are affected by the amount of gas sold to customers. Purchased gas cost charges, which comprise most of a customer's bill and may be adjusted quarterly, represent gas commodity costs that Entergy Gulf States Louisiana or Entergy New Orleans recovers from their customers. Entergy Gulf States Louisiana's or Entergy New Orleans' cash flows can be affected by differences between the time period when gas is purchased and the time when ultimate recovery from customers is received. When purchased gas cost charges increase substantially reflecting higher gas procurement costs incurred by Entergy Gulf States Louisiana or Entergy New Orleans customer usage may decrease, resulting in lower distribution charges for Entergy Gulf States Louisiana or Entergy New Orleans.

(System Energy)

System Energy owns and operates a single nuclear generating facility, and it is dependent on affiliated companies for all of its revenues.

System Energy's operating revenues are derived from the allocation of the capacity, energy, and related costs associated with its 90% ownership/leasehold interest in Grand Gulf. Charges under the Unit Power Sales Agreement are paid by the Utility operating companies as consideration for their respective entitlements to receive capacity and energy and are payable on a full cost-of-service basis only so long as Grand Gulf remains in commercial operation. The useful economic life of Grand Gulf is finite and is limited by the terms of its operating license, which is currently due to expire on November 1, 2024. System Energy's financial condition depends both on the receipt of payments from the Utility operating companies under the Unit Power Sales Agreement and on the continued commercial operation of Grand Gulf. For information regarding the Unit Power Sales Agreement and certain other agreements relating to the Entergy System companies' support of System Energy (including the Capital Funds Agreement), reference is made to the "Grand Gulf - Related Agreements" section of Note 8 to the financial statements and the "Utility - System Energy and Related Agreements" section of Part I Item 1.

Nuclear Operating Risk and General Business Risks Applicable to both Utility and Non-Utility Nuclear

Nuclear Operating Risk

(Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, and System Energy)

Ownership and operation of nuclear facilities creates business, financial and waste disposal risks.

Certain of the Utility operating companies, System Energy, and Entergy's Non-Utility Nuclear subsidiaries own and operate 11 nuclear power generating units and the shutdown Indian Point 1 nuclear reactor. The factors and risks affecting these nuclear operations include:

  Nuclear capacity factors. Nuclear capacity factors significantly affect the Utility operating companies', System Energy's and the Non-Utility Nuclear subsidiaries' results of operations. Nuclear plant operations involve substantial fixed operating costs but produce electricity at low variable costs due to nuclear fuel costs typically being lower than fossil fuel costs. Consequently, to be successful, a plant owner must consistently operate its nuclear facilities at high capacity factors. Lower capacity factors increase the Utility operating companies' operating costs by requiring them to generate additional energy, sometimes at higher costs, from their fossil or hydroelectric facilities or purchase additional energy in the spot or forward markets in order to satisfy their supply needs. Although most of the Non-Utility Nuclear forward sales are on a unit-contingent basis, some of the unit contingent contracts guarantee a specific capacity factor. Additionally, a small portion of the power the Non-Utility Nuclear plants produce is sold on a firm liquidated damages basis. In the event these plants were operating below the guaranteed capacity factors, these volumes would subject Entergy to price risk should the other regional generation plants not be able to produce adequate volumes.
  Refueling and other outages. Outages at nuclear stations to replenish fuel require the station to be "turned off." Refueling outages generally are planned to occur once every 18 to 24 months and currently average approximately 30 days in duration. When refueling outages last longer than anticipated or plant owner experiences unplanned outages, capacity factors decrease. As a result, the Non-Utility Nuclear subsidiaries may face lower margins due to lower energy sales pursuant for unit contingent power supply contracts or potentially higher energy replacement costs for firm liquidated damages power supply contracts and for unit contingent contracts with capacity guarantees that are not met due to extended or unplanned outages.

  Cost and supply of nuclear fuel. Entergy's nuclear units have a diversified portfolio of contracts and inventory that will provide substantially adequate nuclear fuel materials and services over the next several years. However, it will be necessary for Entergy to enter into additional arrangements to acquire nuclear fuel in the future. Uranium market supply became extremely limited in 2006 and 2007 and market prices have been highly volatile during this period. Market prices for uranium concentrates have risen since December 2000 (about $7 per pound) to a 2007 range of $70 to $135 per pound. The costs of obtaining supplies have therefore increased greatly for nuclear fuel users. Although Entergy's nuclear fuel contract portfolio provides a degree of hedging against these market risks for several years, the increased costs for nuclear fuel in the future cannot be predicted with certainty due to market trends, and could materially adversely affect certain of the Utility operating companies, System Energy, and the Non-Utility Nuclear subsidiaries' liquidity, financial condition and results of operations.
  Regulatory risk. Under the Atomic Energy Act and Energy Reorganization Act, the NRC regulates the operation of nuclear power plants. The NRC may modify, suspend or revoke licenses, shut down a nuclear facility and impose civil penalties for failure to comply with the Atomic Energy Act, related regulations or the terms of the licenses for nuclear facilities. A change in the Atomic Energy Act or the applicable regulations or licenses may require a substantial increase in capital expenditures or may result in increased operating or decommissioning costs and significantly affect the results of operations, liquidity or financial condition of Entergy (through its ownership of the Non-Utility Nuclear subsidiaries), its Utility operating companies, or System Energy. Events at nuclear plants owned by others, as well as those owned by one of these companies, may cause the NRC to initiate such actions. As a result, if an incident did occur at any nuclear generating unit -whether an Entergy subsidiary or not - it could materially adversely affect the financial condition, results of operations and liquidity of Entergy, certain of the Utility operating companies or System Energy.
  Operational risk. Operations at any of the nuclear generating units owned and operated by Entergy's subsidiaries could degrade to the point where the affected unit needs to be shut down or operated at less than full capacity. If this were to happen, identifying and correcting the causes may require significant time and expense. A decision may be made to close a unit rather than incur the expense of restarting it or returning the unit to full capacity. For the Non-Utility Nuclear subsidiaries, this could result in lost revenue and increased fuel and purchased power expense to meet supply commitments and penalties for failure to perform under its contracts with customers.
  Spent nuclear fuel storage. Certain of the Utility operating companies, System Energy and the Non-Utility Nuclear subsidiaries incur costs on an annual basis for the on-site storage of spent nuclear fuel. The approval of a national repository for the storage of spent nuclear fuel, such as the one proposed for Yucca Mountain, Nevada, and the timing of such facility opening, will significantly affect the costs associated with storage of spent nuclear fuel. In addition, the availability of a repository for spent nuclear fuel may affect the ability to fully decommission the nuclear units.
  Nuclear accident risk. Accidents and other unforeseen problems at nuclear power plants have occurred both in the United States and elsewhere. The consequences of an accident can be severe and include loss of life and property damage. The Price-Anderson Act limits each reactor owner's public liability for a single nuclear incident to the payment of retrospective premiums into a secondary insurance pool of up to approximately $100.6 million per reactor. With 104 reactors currently participating, this translates to a total public liability cap of approximately $10 billion per incident. The limit is subject to change to account for the effects of inflation, a change in the primary limit of insurance coverage, and changes in the number of licensed reactors. As required by the Price-Anderson Act, the Utility operating companies and Non-Utility Nuclear subsidiaries carry the maximum available amount of primary nuclear liability insurance (currently $300 million for each operating site). Claims for any nuclear incident exceeding that amount are covered under the retrospective premiums paid into the secondary insurance pool. As a result, in the event of a nuclear incident that causes damages in excess of the $300 million in primary insurance coverage, each owner of a nuclear plant reactor, including Entergy's Utility operating companies, System Energy, and Non-Utility Nuclear plant owners, will be required to pay a retrospective premium, equal to its proportionate share of the loss in excess of the $300 million primary level, up to a maximum of $100.6 million per reactor per incident. The retrospective premium payment is currently limited to $15 million per year per reactor until the aggregate public liability for each licensee is paid up to the $100.6 million cap.

As an owner of nuclear power plants, Entergy participates in these mandatory industry self-insurance programs and could be liable to fund claims should a plant owned by a different company experience a major event. Any resulting liability from a nuclear accident may exceed any of the Utility operating companies' or the Non-Utility Nuclear subsidiaries' primary insurance coverage, and require contribution of additional funds through the industry-wide program that could significantly affect the results of operations or financial position of Entergy, certain of the Utility operating companies or System Energy.

  Decommissioning. Owners of nuclear generating plants have an obligation to decommission those plants. Certain of the Utility operating companies, System Energy and the Non-Utility Nuclear subsidiaries maintain decommissioning trust funds for this purpose. The Utility operating companies collect funds from their customers, which are deposited into the trusts covering the units operated for or on behalf of those companies. Those rate collections are based upon operating license lives as well as estimated trust fund earnings and decommissioning costs. In connection with the acquisition of the nuclear plants, the Entergy Non-Utility Nuclear subsidiaries also acquired decommissioning trust funds that are funded in accordance with NRC regulations. An early plant shutdown, poor investment results or higher than anticipated decommissioning costs could cause trust fund assets to be insufficient to meet the decommissioning obligations, with the result that the Non-Utility Nuclear companies may be required to provide additional funds or credit support to satisfy regulatory requirements for decommissioning. For further information regarding nuclear decommissioning costs, reference is made to the "Critical Accounting Estimates - Nuclear Decommissioning Costs" section of Management's Financial Discussion and Analysis for Entergy, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, and System Energy.

(Entergy Corporation)

The nuclear power generation plants owned by Entergy's Non-Utility Nuclear business will be exposed to price risk to the extent they must compete for the sale of energy and capacity.

Entergy and its subsidiaries are not guaranteed any rate of return on their capital investments in non-utility regulated businesses. In particular, the sale of capacity and energy from the power generation plants owned by Entergy's Non-Utility Nuclear business, unless otherwise contracted, is subject to the fluctuation of market power prices. Market prices may fluctuate substantially sometimes over relatively short periods of time and at other times experience sustained increases or decreases. Demand for electricity and its fuel stock can fluctuate dramatically, creating periods of substantial under- or over-supply. During periods of over-supply, prices might be depressed. Also, at times there may be political pressure, or pressure from regulatory authorities with jurisdiction over wholesale and retail energy commodity and transportation rates, to impose price limitations, bidding rules and other mechanisms to address volatility and other issues in these markets.

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
  weather conditions affecting demand for electricity or availability of hydroelectric power or fuel supplies;
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

New or existing safety concerns regarding operating nuclear generating units and nuclear fuel could lead to restrictions upon the operation of the Non-Utility Nuclear generating units.

Concerns are being expressed in public forums about the safety of nuclear generating units and nuclear fuel, in particular in the northeastern United States, which is where five of the six units in the current fleet of Non-Utility Nuclear generating units are located. These concerns have led to, and are expected to continue to lead to, various proposals to Federal regulators as well as governing bodies in some localities where Entergy's subsidiaries own nuclear generating units for legislative and regulatory changes that could lead to the shut-down of nuclear units, denial of license renewal applications, municipalization of nuclear units, restrictions on nuclear units as a result of unavailability of sites for spent nuclear fuel storage and disposal, or other adverse effects on owning and operating nuclear generating units. Entergy vigorously responds to these concerns and proposals. If any of the proposals relating to legislative and regulatory changes becomes effective, it could have a material adverse effect on Entergy's results of operations, financial condition and liquidity.

A failure to obtain renewed licenses for the continued operation of the nuclear generating units could negatively affect Entergy's operations and lead to an increase in decommissioning costs and depreciation rates.

The pending license renewal applications for five of Non-Utility Nuclear's power plants and the potential license renewal applications of the Utility operating company nuclear plants may be the subject of significant public and local political debate. If the NRC does not renew the operating licenses for one or more these plants, Entergy's results of operations could be adversely affected by loss of revenue associated with the plant or plants, increased depreciation rates and accelerated decommissioning costs.

General Business Risks

(Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

Entergy and the Utility operating companies depend on access to the capital markets and, at times, may face potential liquidity constraints to handle future contingencies such as future natural disasters or substantial increases in gas and fuel prices.

Entergy's business is capital intensive and dependent upon its ability to access capital at reasonable rates and other terms. At times there are also spikes in the price for natural gas and other commodities that increase the liquidity requirements of the Utility operating companies. In addition, Entergy's and the Utility operating companies' liquidity needs could significantly increase in the event of a hurricane or other weather-related or unforeseen disaster similar to that experienced in Entergy's service territory with Hurricane Katrina and Hurricane Rita in 2005. The occurrence of one or more contingencies, including a delay in regulatory recovery of fuel or purchased power costs or storm restoration costs, an acceleration of payments or decreased credit lines, less cash flow from operations than expected or other unknown events, such as future storms, could cause the financing needs of Entergy and its subsidiaries to increase. In addition, accessing the capital markets more frequently in these situations may result in an increase in leverage. Material leverage increases could negatively affect the credit ratings of Entergy and the Utility operating companies, which in turn could negatively affect access to the capital markets.

A downgrade in Entergy Corporation's or its subsidiaries' credit ratings could negatively affect Entergy Corporation's and its subsidiaries' ability to access capital and/or could require Entergy Corporation or its subsidiaries to post collateral, accelerate certain payments or repay certain indebtedness.

There are a number of factors that rating agencies evaluate to arrive at credit ratings for Entergy Corporation and the Registrant Subsidiaries, including the ability to cover liquidity requirements, the availability of committed external credit support, and Entergy Corporation's share repurchase program, dividend policy and other commitments for capital. If one or more rating agencies downgrade Entergy Corporation's, any of the Utility operating companies', or System Entergy's ratings, particularly below investment grade, borrowing costs would increase, the potential pool of investors and funding sources would likely decrease, and cash collateral demands may be triggered by the terms of a number of commodity contracts, leases and other agreements.

Most of Entergy Corporation's and its subsidiaries' large customers, suppliers and counterparties require sufficient creditworthiness to enter into transactions. If Entergy Corporation's or its subsidiaries' ratings decline, particularly below investment grade, or if certain counterparties believe Entergy Corporation or the Utility operating companies are losing creditworthiness and demand adequate assurance under fuel, gas and purchased power contracts, the counterparties may require posting of collateral in cash or letters of credit, prepayment for fuel, gas or purchased power or accelerated payment, or counterparties may decline business with Entergy Corporation or its subsidiaries. In addition, in the event of a decrease in Entergy Corporation's credit rating to below investment grade, Entergy Corporation could be required to replace quickly the Entergy Corporation guarantees relating to certain Non-Utility Nuclear business agreements to sell power with approximately $700 million in cash or letters of credit.

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

Emissions of nitrogen and sulfur oxides, mercury, particulates, and other regulated air contaminants from fossil fueled generating plants are potentially subject to increased regulation, controls and mitigation expenses.  In addition, existing air regulations and programs promulgated by the EPA often are challenged legally, sometimes resulting in large-scale changes to anticipated regulatory regimes. Environmental advocacy groups, other organizations and some agencies in the United States are focusing considerable attention on CO2 emissions from power generation facilities and their potential role in climate change.  Although several bills have been introduced in Congress that would compel CO2 emission reductions, none have advanced through the legislature.  On April 2, 2007, the United States Supreme Court issued a decision holding that the EPA has authority to regulate emissions of CO2 and other "greenhouse gases" under the CAA.  Future changes in environmental regulation governing these pollutants could make some of Entergy's electric generating units uneconomical to maintain or operate.  In addition, any legal obligation that would require mitigation efforts or new controls would raise uncertainty about the future viability of fossil fuels, particularly coal, as an energy source for new and existing electric generation facilities. Entergy continues to monitor regulatory and legislative developments in this area.

In addition, global climate change issues have received an increased focus on the Federal and state government levels which could potentially lead to additional rules and regulations that affect how Entergy operates its business, both in terms of the power plants it owns and operates as well as general utility operation.

Violations of these requirements can subject the Utility operating companies, System Energy and the Non-Utility Nuclear business to enforcement actions, capital expenditures to bring existing facilities into compliance, additional operating costs or operating restrictions to achieve compliance, remediation and clean-up costs, civil penalties, and exposure to third parties' claims for alleged health or property damages or for violations of applicable permits or standards.  In addition, the Utility operating companies, System Energy and the Non-Utility Nuclear business are subject to liability under these laws for the costs of remediation of environmental contamination of property now or formerly owned or operated by the Utility operating companies, System Energy and the Non-Utility Nuclear business and of property contaminated by hazardous substances they generate.  The Utility operating companies are currently involved in proceedings relating to sites where hazardous substances have been released and may be subject to additional proceedings in the future.  The Utility operating companies, System Energy and the Non-Utility Nuclear business have incurred and expect to incur significant costs related to environmental compliance.

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

Entergy and its subsidiaries face exposure to changes in commodity prices which can affect the value of assets and operating costs and which may not be adequately hedged against adverse changes.

To manage their near-term financial exposure related to commodity price fluctuations, Entergy and its subsidiaries may enter into contracts to hedge portions of their purchase and sale commitments, weather positions, fuel requirements and inventories of natural gas, uranium (and its conversion), lignite, coal, refined products, and other commodities, within established risk management guidelines. As part of this strategy, Entergy and its subsidiaries may utilize fixed-price forward physical purchase and sales contracts, futures, financial swaps, and option contracts traded in the over-the-counter markets or on exchanges. However, Entergy and its subsidiaries normally cover only a portion of the exposure of their assets and positions to market price volatility, and the coverage will vary over time. In addition, Entergy also elects to leave certain volumes during certain years unhedged. To the extent Entergy and its subsidiaries have unhedged positions, fluctuating commodity prices can materially affect Entergy's and its subsidiaries' results of operations and financial position, either favorably or unfavorably.

Although Entergy and its subsidiaries devote a considerable effort to these risk management strategies, they cannot eliminate all the risks associated with these activities. As a result of these and other factors, Entergy and its subsidiaries cannot predict with precision the impact that risk management decisions may have on their business, results of operations or financial position.

Entergy has guaranteed or indemnified the performance of a portion of the obligations relating to hedging and risk management activities. Reductions in Entergy's or its subsidiaries' credit quality or changes in the market prices of energy commodities could increase the cash collateral required to be posted in connection with hedging and risk management activities, which could materially affect Entergy's or its subsidiaries' liquidity and financial position.

The Utility operating companies and Entergy's Non-Utility Nuclear business are exposed to the risk that counterparties may not meet their obligations.

Entergy's Utility operating companies' and its Non-Utility Nuclear subsidiaries' hedging and risk management activities are exposed to the risk that counterparties that owe Entergy and its subsidiaries money, energy, or other commodities will not perform their obligations. If the counterparties to these arrangements fail to perform, Entergy or its subsidiaries might be forced to acquire alternative hedging arrangements or honor the underlying commitment at then-current market prices. In such event, Entergy and its subsidiaries might incur losses in addition to amounts, if any, already paid to the counterparties.

Market performance and other changes may decrease the value of benefit plan assets, which then could require significant additional funding.

The performance of the capital markets affects the values of the assets held in trust under Entergy's pension and postretirement benefit plans. A decline in the market value of the assets may increase the funding requirements relating to Entergy's benefit plan liabilities. Additionally, changes in interest rates affect the liabilities under Entergy's pension and postretirement benefit plans; as interest rates decrease, the liabilities increase, potentially requiring additional funding. The funding requirements of the obligations related to the pension benefit plans can also increase as a result of changes in retirement rates, life expectancy assumptions, or Federal regulations. For further information regarding Entergy's pension and other postretirement benefit plans, reference is made to the "Critical Accounting Estimates - Qualified Pension and Other Postretirement Benefits" section of Management's Financial Discussion and Analysis for Entergy and each of its Registrant Subsidiaries and Note 11 to the consolidated financial statements.

The litigation environment in the states in which certain Entergy subsidiaries operate poses a significant risk to those businesses.

Entergy and its subsidiaries are involved in the ordinary course of business in a number of lawsuits involving employment, commercial, asbestos, hazardous material and ratepayer matters, and injuries and damages issues, among other matters. States in which the Utility operating companies operate, in particular Louisiana, Mississippi and Texas, have proven to be unusually litigious environments. Judges and juries in these states have demonstrated a willingness to grant large verdicts, including punitive damages, to plaintiffs in personal injury, property damage, and business tort cases. Entergy and its subsidiaries use legal and appropriate means to contest litigation threatened or filed against them, but the litigation environment in these states poses a significant business risk.

Terrorist attacks, future war or risk of war may adversely affect Entergy's results of operations.

As power generators, Entergy faces heightened risk of an act of terrorism, either as a direct act against one of Entergy's generation facilities or an ability to operate as a result of systemic damage resulting from an act against the transmission and distribution infrastructure used to transport power.  If such an attack were to occur, Entergy's business, financial condition and results of operations could be materially adversely affected.

Changes in taxation as well as the inherent difficulty in quantifying potential tax effects of business decisions could negatively impact Entergy's, the Utility operating companies' and System Energy's results of operations, financial condition and liquidity.

Entergy and its subsidiaries make judgments regarding the potential tax effects of various financial transactions and results of operations to estimate their obligations to taxing authorities. These tax obligations include income, franchise, real estate, sales and use and employment-related taxes. These judgments include reserves for potential adverse outcomes regarding tax positions that have been taken. Entergy and its subsidiaries also estimate their ability to utilize tax benefits, including those in the form of carryforwards for which the benefits have already been reflected in the financial statements. Changes in Federal, state, or local tax laws, adverse tax audit results or adverse tax rulings on positions taken by Entergy and its subsidiaries could negatively affect Entergy's, the Utility operating companies' and System Energy's results of operations, financial condition and liquidity. For further information regarding Entergy's accounting for tax obligations, reference is made to Note 3 to the consolidated financial statements.

(Entergy Louisiana)

Entergy Louisiana has not joined in filing the Entergy consolidated Federal income tax return. Because it files as a separate taxpayer, Entergy Louisiana's financial condition could be adversely affected.

Although Entergy Louisiana, LLC has been consolidated for financial reporting purposes since its inception, it has not joined in the filing of Entergy's consolidated federal income tax return through the tax year 2007.  Entergy Louisiana, LLC has filed separate federal income tax returns, paid federal income taxes on a stand-alone basis and has not been a party to the Entergy System's intercompany tax allocation agreement.  As such, Entergy Louisiana, LLC may make elections for tax purposes that may differ from those made by the Entergy consolidated tax group, which may result in Entergy Louisiana, LLC having more exposure to tax liability than it would have had, had it been included in the Entergy consolidated tax return.  Beginning in 2008, Entergy Louisiana, LLC will join in the consolidated federal income tax return and participate in the Entergy System's intercompany tax allocation agreement.

(Entergy Corporation)

Entergy Corporation's holding company structure could limit its ability to pay dividends.

Entergy Corporation is a holding company with no material assets other than the stock of its subsidiaries. Accordingly, all of its operations are conducted by its subsidiaries. Entergy Corporation's ability to pay dividends on its common stock depends on the payment to it of dividends or distributions by its subsidiaries. The payments of dividends or distributions to Entergy Corporation by its subsidiaries in turn depend on their results of operations and cash flows and other items affecting retained earnings. Provisions in the organizational documents, indentures for debt issuances and other agreements of certain of Entergy Corporation's subsidiaries restrict the payment of cash dividends to Entergy Corporation. For further information regarding dividend or distribution restrictions to Entergy Corporation, reference is made to the "COMMON EQUITY - Retained Earnings and Dividend Restrictions" section of Note 7 to the consolidated financial statements.

(Entergy Corporation)

Entergy Corporation's proposed separation of its Non-Utility Nuclear business is subject to risks inherent to a large-scale transaction subject to regulatory approvals and the completion of complex financings.

The proposed separation of Entergy Corporation's Non-Utility Nuclear business is subject to multiple risks and uncertainties, including the risk that the spin-off will not be consummated, the risk that the financing transactions contemplated as part of the separation cannot be consummated on terms and conditions acceptable to Entergy Corporation or the risk that state and Federal regulatory jurisdictions may impose conditions to the transaction not acceptable to Entergy Corporation. If the separation is consummated, it is possible that Entergy Corporation or SpinCo (the term used to refer to the spun-off company) may not achieve the full strategic and financial benefits that they expect will result from the transaction or that such benefits may be delayed or not occur due to unforeseen changes in market and economic conditions or other events. As a result, the aggregate market price of the common stock of Entergy Corporation and SpinCo as separate companies could be less than the market price of Entergy Corporation's common stock if the separation and distribution had not occurred.

ENTERGY ARKANSAS, INC.

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

2007 Compared to 2006

Net income decreased $34.0 million due to higher other operation and maintenance expenses, higher depreciation and amortization expenses, and a higher effective income tax rate. The decrease was partially offset by higher net revenue.

2006 Compared to 2005

Net income decreased slightly, by $1.5 million, in 2006.

Net Revenue

2007 Compared to 2006

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory credits. Following is an analysis of the change in net revenue comparing 2007 to 2006.

Amount
(In Millions)

2006 net revenue	$1,074.5
Net wholesale revenue	13.2
Transmission revenue	11.8
Deferred fuel costs revisions	8.6
Other	2.5
2007 net revenue	$1,110.6

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

The transmission revenue variance is primarily due to higher rates and the addition of new transmission customers in late 2006.

The deferred fuel cost revisions variance is primarily due to the 2006 energy cost recovery true-up, made in the first quarter 2007, which increased net revenue by $6.6 million.

Gross operating revenue and fuel and purchased power expenses

Gross operating revenues decreased primarily due to a decrease of $173.1 million in fuel cost recovery revenues due to a decrease in the energy cost recovery rider effective April 2007. The energy cost recovery rider is discussed in Note 2 to the financial statements. The decrease was partially offset by production cost allocation rider revenues of $124.1 million that became effective in July 2007 as a result of the System Agreement proceedings.

As a result of the System Agreement proceedings, Entergy Arkansas also has a corresponding increase in fuel and purchased power expenses for payments to other Entergy system companies such that there is no effect on net income. The System Agreement proceedings are referenced below under "Significant Factors and Known Trends."

Fuel and purchased power expenses decreased primarily due to a decrease in deferred fuel expense partially offset by the rough production cost equalization payments to affiliate companies as a result of the System Agreement litigation.

2006 Compared to 2005

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

Gross operating revenues, fuel and purchased power expenses, and other regulatory credits

Gross operating revenues increased primarily due to:

  an increase of $212.8 million in fuel cost recovery revenues due to increases in the energy cost recovery rider effective October 2005 and July 2006. The energy cost recovery rider is discussed in Note 2 to the financial statements;
  an increase of $69.4 million in gross wholesale revenue due to an increase in volume as a result of more energy available for resale sales and new resource plan contracts with affiliated customers;
  an increase of $35.5 million in pass-through rider revenue, as discussed above; and
  an increase of $13.1 million related to volume/weather, as discussed above.

The increase was partially offset by a decrease of $19 million in Grand Gulf revenues due to a decrease in the Grand Gulf rider effective January 2006.

Fuel and purchased power expenses increased primarily due to higher deferred fuel expense as a result of higher fuel rates.

Other regulatory charges decreased primarily due to a decrease of $22.3 million resulting from the under-recovery of Grand Gulf costs due to a decrease in the Grand Gulf rider effective January 2006. The rider has no material effect on net income due to the refund and/or recovery through annual adjustments to the rider.

Other Income Statement Variances

2007 Compared to 2006

Other operation and maintenance expenses increased primarily due to:

  an increase of $8.3 million related to expenses in connection with the nuclear operations fleet alignment, which is discussed in more detail in Note 13 to the financial statements;
  an increase of $5.9 million in legal spending due to increased litigation and legal fees;
  an increase of $5.7 million in fossil spending due to outage scopes differing compared to prior year; and
  an increase of $4.0 million in distribution spending due to vegetation maintenance work and increased contract labor costs.

Partially offsetting the increase was a $10.7 million decrease in payroll, payroll-related, and benefits costs and an environmental liability credit of $2.3 million for resolution of a pollution loss provision.

Depreciation and amortization expenses increased primarily due to an increase in plant in service and a revision in 2006 of estimated depreciable lives involving certain intangible assets.

Interest and other charges increased primarily due to higher interest accrued of $4.9 million recorded on advances from independent power producers.

2006 Compared to 2005

Other operation and maintenance expenses increased primarily due to:

  an increase of $13.5 million in payroll, payroll-related, and benefits costs;
  an increase of $8 million in transmission equalization expenses;
  an increase of $5.5 million in customer service support costs, including an increase in customer write-offs;
  an increase of $5.4 million in nuclear spending due to higher NRC fees, security costs, emergency plan fees, and labor costs;
  $4.1 million applied as a credit against bad debt expense in the first quarter 2005 in accordance with a settlement agreement with the APSC; and
  the receipt in 2005 of proceeds of $2.4 million from the radwaste settlement which is discussed in "Significant Factors and Known Trends - Central States Compact Claim."

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

Income Taxes

The effective income tax rates for 2007, 2006, and 2005 were 38.1%, 24.7%, and 35.7%, respectively. See Note 3 to the financial statements for a reconciliation of the federal statutory rate of 35.0% to the effective income tax rate.

Liquidity and Capital Resources

Cash Flow

Cash flows for the years ended December 31, 2007, 2006, and 2005 were as follows:
	2007	2006	2005
	(In Thousands)

Cash and cash equivalents at beginning of period	$34,815	$9,393	$89,744

Cash flow provided by (used in):
Operating activities	366,137	501,503	507,711
Investing activities	(290,149)	(280,420)	(488,718)
Financing activities	(110,591)	(195,661)	(99,344)
Net increase (decrease) in cash and cash equivalents	(34,603)	25,422	(80,351)

Cash and cash equivalents at end of period	$212	$34,815	$9,393

Operating Activities

Cash flow from operations decreased $135.4 million in 2007 compared to 2006 primarily due to decreased recovery of fuel costs, income tax payments of $21.9 million in 2007 compared to income tax refunds of $27.1 million in 2006, and payments made in connection with the System Agreement proceedings. The decrease was offset by the timing of payments to vendors and collection of receivables from customers and a decrease of $107.6 million in pension contributions.

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

Investing Activities

Net cash flow used in investing activities increased $9.7 million in 2007 compared to 2006 primarily due to an increase in construction expenditures resulting from additional spending on substations and transmission lines. The increase was partially offset by money pool activity.

Net cash flow used in investing activities decreased $208.3 million in 2006 compared to 2005 primarily due to:

  other regulatory investments of $197.6 million in 2005 that resulted from fuel cost under-recoveries that have been deferred and were expected to be recovered over a period greater than twelve months; and
  a decrease of $58 million in construction expenditures primarily resulting from the steam generator and reactor vessel head replacement at ANO 1 in 2005.

The decreases were partially offset by money pool activity.

Financing Activities

Net cash flow used in financing activities decreased $85.1 million in 2007 compared to 2006 primarily due to money pool activity. The decrease was partially offset by an increase in common stock dividends paid.

Net cash flow used in financing activities increased $96.3 million in 2006 compared to 2005 primarily due to an increase of $93.9 million in common stock dividends paid and money pool activity. The increase was partially offset by the net retirement of $54.8 million of long-term debt in 2005.

Capital Structure

Entergy Arkansas' capitalization is balanced between equity and debt, as shown in the following table.

	December 31, 2007	December 31, 2006

Net debt to net capital	49.0%	47.5%
Effect of subtracting cash from debt	0.0%	0.6%
Debt to capital	49.0%	48.1%

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

Following are the amounts of Entergy Arkansas' planned construction and other capital investments, existing debt and lease obligations (includes estimated interest payments), and other purchase obligations:
	2008	2009-2010	2011-2012	after 2012	Total
	(In Millions)
Planned construction and
capital investment (1)	$581	$565	N/A	N/A	$1,146
Long-term debt	$64	$226	$119	$1,962	$2,371
Capital lease payments	$2	$1	$-	$2	$5
Operating leases	$23	$67	$12	$9	$111
Purchase obligations (2)	$552	$919	$552	$2,373	$4,396
Nuclear fuel lease obligations (3)	$49	$76	N/A	N/A	$125

(1)

Includes approximately $208 million annually for maintenance capital, which is planned spending on routine capital projects that are necessary to support reliability of service, equipment or systems and to support normal customer growth.

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

In addition to these contractual obligations, Entergy Arkansas expects to contribute $40.5 million to its pension plans and $18.8 million to other postretirement plans in 2008. Guidance pursuant to the Pension Protection Act of 2006 rules, effective for the 2008 plan year and beyond, may affect the level of Entergy Arkansas' pension contributions in the future. Also in addition to the contractual obligations, Entergy Arkansas has $243.2 million of unrecognized tax benefits and interest for which the timing of payments beyond 12 months cannot be reasonably estimated due to uncertainties in the timing of effective settlement of tax positions. See Note 3 to the financial statements for additional information regarding unrecognized tax benefits.

The planned capital investment estimate for Entergy Arkansas also reflects capital required to support existing business and customer growth, including the planned acquisition of the Ouachita plant identified in Entergy's supply plan initiative, which is discussed below. The above amounts include approximately $24 million for installation of scrubbers and low NOx burners at Entergy Arkansas' White Bluff coal plant. The project is still in the planning stages and has not been designed, but the latest conceptual cost estimate indicates Entergy Arkansas' share of the project could cost approximately $375 million, including $195 million over the 2008-2010 period. Entergy Arkansas continues to review potential environmental spending needs and financing alternatives for any such spending, and future spending estimates could change based on the results of this continuing analysis.

In July 2007, Entergy Arkansas announced that it had signed an agreement to purchase the Ouachita Generating Facility, a 789 MW power plant, from a subsidiary of Cogentrix Energy, Inc., for $210 million. The facility is a combined-cycle gas-fired generating facility located near the city of Sterlington in northern Louisiana. The facility entered commercial service in 2002.  Entergy Arkansas plans to invest approximately $40 million in spare parts purchases and plant improvements, and has estimated transaction costs and contingencies of $6 million. The acquisition also may require transmission upgrades by Entergy Louisiana in order for the facility to qualify as a network resource, which costs were recently estimated by the Independent Coordinator of Transmission for the Entergy System to be approximately $70 million, subject to additional evaluation.  The Ouachita plant will be 100 percent owned by Entergy Arkansas, and the acquisition is expected to close in 2008.  It is planned that, as part of the transaction, Entergy Gulf States Louisiana will purchase one-third of the capacity and output of the facility from Entergy Arkansas.  The purchase of the plant is contingent upon obtaining necessary approvals, including full cost recovery, from various federal and state regulatory and permitting agencies.  Entergy Arkansas filed with the APSC in September 2007 for its approval of the acquisition, including full cost recovery.  The APSC Staff and the Arkansas attorney general have supported Entergy Arkansas' acquisition of the plant, but oppose the sale of one-third of the capacity and energy to Entergy Gulf States Louisiana.  The industrial group AEEC has opposed Entergy Arkansas' purchase of the plant.  The Arkansas attorney general has opposed recovery of the non-fuel costs of the plant through a separate rider, while the APSC Staff recommended revisions to the rider. In December 2007, the APSC issued an order approving recovery through a rider of the capacity costs associated with the interim tolling agreement, which will be in effect until APSC action on the acquisition of the plant. The APSC has scheduled a hearing in April 2008 to address Entergy Arkansas' request for acquisition of the plant and concurrent cost recovery. In January 2008 the FERC issued an order authorizing the acquisition. In November 2007, Entergy Gulf States Louisiana filed a request with the LPSC for authorization to purchase one-third of the capacity and energy of the Ouachita plant during the term of the interim tolling agreement and for authorization to purchase one-third of the plant's capacity and energy on a life-of-unit basis after the plant's acquisition. In January 2008 the LPSC approved the recovery of costs associated with the interim tolling agreement. An LPSC hearing on approval of the purchase of one-third of the plant's capacity and energy on a life-of-unit basis is scheduled for June 2008.

Entergy's Utility supply plan initiative will continue to seek to transform its generation portfolio with new or repowered generation resources. Opportunities resulting from the supply plan initiative, including new projects or the exploration of alternative financing sources, could result in increases or decreases in the capital expenditure estimates given above. The estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints, market volatility, economic trends, environmental compliance, and the ability to access capital. Management provides more information on long-term debt and preferred stock maturities in Notes 5 and 6 to the financial statements.

As a wholly-owned subsidiary, Entergy Arkansas pays dividends to Entergy Corporation from its earnings at a percentage determined monthly. Entergy Arkansas' long-term debt indentures restrict the amount of retained earnings available for the payment of cash dividends or other distributions on its common and preferred stock. As of December 31, 2007, Entergy Arkansas had restricted retained earnings unavailable for distribution to Entergy Corporation of $396.4 million.

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

In April 2007, Entergy Arkansas renewed its credit facility through April 2008 and increased the amount of the credit facility to $100 million. The credit facility requires that Entergy Arkansas maintain total shareholders' equity of at least 25% of its total assets. There were no outstanding borrowings under the Entergy Arkansas credit facility as of December 31, 2007.

Entergy Arkansas' receivables from or (payables to) the money pool were as follows as of December 31 for each of the following years:

2007	2006	2005	2004
(In Thousands)

($77,882)	$16,109	($27,346)	$23,561

See Note 4 to the financial statements for a description of the money pool.

Entergy Arkansas has obtained a short-term borrowing authorization from the FERC under which it may borrow through March 31, 2008, up to the aggregate amount, at any one time outstanding, of $250 million. In January 2008, Entergy Arkansas filed an application with the FERC to extend the authorization period for its current short-term borrowing limits and money pool borrowing arrangement through March 2010. See Note 4 to the financial statements for further discussion of Entergy Arkansas' short-term borrowing limits.

Significant Factors and Known Trends

State and Local Rate Regulation

Retail Rates

The rates that Entergy Arkansas charges for its services significantly influence its financial position, results of operations, and liquidity. Entergy Arkansas is regulated and the rates charged to its customers are determined in regulatory proceedings. The APSC, a governmental agency, is primarily responsible for approval of the rates charged to customers.

In August 2006, Entergy Arkansas filed with the APSC a request for a change in base rates. Entergy Arkansas requested a general base rate increase (using an ROE of 11.25%), which it subsequently adjusted to a request for a $106.5 million annual increase. Entergy Arkansas also requested recovery of FERC-allocated costs pursuant to the FERC decision on the System Agreement, and requested a capacity management rider to recover incremental capacity costs.

In June 2007, after hearings on the filing, the APSC ordered Entergy Arkansas to reduce its annual rates by $5 million, and set a return on common equity of 9.9% with a hypothetical common equity level lower than Entergy Arkansas' actual capital structure. For the purpose of setting rates, the APSC disallowed a portion of costs associated with incentive compensation based on financial measures and all costs associated with Entergy's stock-based compensation plans. In addition, under the terms of the APSC's decision, recovery of storm restoration costs in the future will be limited to a fixed annual amount of $14.4 million, regardless of the actual annual amount of future restoration costs. The APSC did state in a separate December 2007 order, however, that it will consider a petition for financial relief should Entergy Arkansas experience "extraordinary" storm restoration costs.

The APSC's June 2007 decision also threatens Entergy Arkansas' ability to recover $52 million of costs previously accumulated in Entergy Arkansas' storm reserve and $18 million of removal costs associated with the termination of a lease. Management believes, however, that Entergy Arkansas is entitled to recover these prudently incurred costs and will vigorously pursue its right to recover them. The APSC rejected Entergy Arkansas' request for a capacity management rider to recover incremental capacity costs.

The APSC denied Entergy Arkansas' request for rehearing of its June 2007 decision, and the base rate change was implemented August 29, 2007, effective for bills rendered after June 15, 2007. In September 2007, Entergy Arkansas appealed the decision to the Arkansas Court of Appeals. In its Notice of Appeal, Entergy Arkansas states that the APSC's decision represents arbitrary decision-making and is unlawful. Entergy Arkansas filed its appellant's brief in January 2008 seeking a reversal of the APSC's decision on 16 issues. The appellees' briefs are due in March 2008.

See Entergy Corporation and Subsidiaries' "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends - Federal Regulation - System Agreement Litigation" for a discussion of Entergy's compliance filing in that proceeding. In its June 2007 decision on Entergy Arkansas' August 2006 rate filing, the APSC approved a production cost allocation rider for recovery from customers of the retail portion of the costs allocated to Entergy Arkansas as a result of the System Agreement litigation, but set a termination date of December 31, 2008 for the rider. In December 2007, the APSC issued a subsequent order stating the production cost allocation rider will remain in effect, and any future termination of the rider will be subject to eighteen months advance notice by the APSC, which would occur following notice and hearing.

Fuel and Purchased Power Cost Recovery

Entergy Arkansas' retail rates include an energy cost recovery rider. In December 2007, the APSC issued an order stating that Entergy Arkansas' energy cost recovery rider will remain in effect, and any future termination of the rider will be subject to eighteen months advance notice by the APSC, which would occur following notice and hearing.

In March 2007, Entergy Arkansas filed its annual redetermination of its energy cost rate and implemented a rate of $0.01179 per kWh in April 2007, which will be effective through March 2008. This updated rate was a reduction from the prior rate of $0.02827 per kWh filed with the APSC in March 2006. The March 2006 rate was significantly higher than prior periods due to increases in the cost of purchased power primarily due to increased natural gas cost and the effect that Hurricane Katrina and Hurricane Rita had on market conditions, increased demand for purchased power during the ANO 1 refueling and steam generator replacement outage in the fall of 2005, and coal plant generation curtailments during off-peak periods due to railroad delivery problems.

APSC Investigations

In September 2005, Entergy Arkansas had filed with the APSC an interim energy cost rate per the energy cost recovery rider, which provides for an interim adjustment should the cumulative over- or under-recovery for the energy period exceed 10 percent of the energy costs for that period. As of the end of July 2005, the cumulative under-recovery of fuel and purchased power expenses had exceeded the 10 percent threshold due to increases in purchased power expenditures resulting from higher natural gas prices. The interim cost rate of $0.01900 per kWh became effective the first billing cycle in October 2005.

In early October 2005, the APSC initiated an investigation into Entergy Arkansas' interim energy cost rate. The investigation is focused on Entergy Arkansas' 1) gas contracting, portfolio, and hedging practices; 2) wholesale purchases during the period; 3) management of the coal inventory at its coal generation plants; and 4) response to the contractual failure of the railroads to provide coal deliveries. In March 2006, the APSC extended its investigation to cover the costs included in Entergy Arkansas' March 2006 filing that requested an energy cost rate of $0.02827 per kWh, suspended implementation of the $0.02827 per kWh energy cost rate, and ordered that the $0.01900 per kWh interim rate remain in effect pending the APSC proceedings on the energy cost recovery filings. On April 7, 2006, the APSC issued a show cause order in the investigation proceeding that ordered Entergy Arkansas to file a cost of service study by June 8, 2006. The order also directed Entergy Arkansas to file testimony to support the cost of service study, to support the $0.02827 per kWh cost rate, and to address the general topic of elimination of the energy cost recovery rider.

In June 2006, Entergy Arkansas filed a cost of service study and testimony supporting the redetermined energy cost rate of $0.02827 per kWh and testimony addressing the prospective elimination of the energy cost recovery rider as ordered by the APSC. Entergy Arkansas also filed a motion with the APSC seeking again to implement the redetermined energy cost rate of $0.02827 per kWh. After a hearing, the APSC approved Entergy Arkansas' request and the redetermined rate was implemented in July 2006, subject to refund pending the outcome of the APSC energy cost recovery investigation. A hearing was held in the APSC energy cost recovery investigation in October 2006.

In January 2007, the APSC issued an order in its review of Entergy Arkansas' September 2005 interim rate. The APSC found that Entergy Arkansas failed to maintain an adequate coal inventory level going into the summer of 2005 and that Entergy Arkansas should be responsible for any incremental energy costs resulting from two outages caused by employee and contractor error. The coal plant generation curtailments were caused by railroad delivery problems and Entergy is currently in litigation with the railroad regarding the delivery problems. The APSC staff was directed to perform an analysis with Entergy Arkansas' assistance to determine the additional fuel and purchased energy costs associated with these findings and file the analysis within 60 days of the order. After a final determination of the costs is made by the APSC, Entergy Arkansas would be directed to refund that amount with interest to its customers as a credit on the energy cost recovery rider. The order also stated that the APSC would address any additional issues regarding the energy cost recovery rider in Entergy Arkansas' rate case filed in August 2006. Entergy Arkansas requested rehearing of the order. In March 2007, in order to allow further consideration by the APSC, the APSC granted Entergy Arkansas' petition for rehearing and for stay of the APSC order. The APSC has taken no action in the proceeding since this March 2007 order.

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

Central States Compact Claim

The Low-Level Radioactive Waste Policy Act of 1980 holds each state responsible for disposal of low-level radioactive waste originating in that state, but allows states to participate in regional compacts to fulfill their responsibilities jointly.  Arkansas and Louisiana participate in the Central Interstate Low-Level Radioactive Waste Compact (Central States Compact or Compact).  Commencing in early 1988, Entergy Arkansas, Entergy Gulf States, Inc. and Entergy Louisiana made a series of contributions to the Central States Compact to fund the Central States Compact's development of a low-level radioactive waste disposal facility to be located in Boyd County, Nebraska.  In December 1998, Nebraska, the host state for the proposed Central States Compact disposal facility, denied the compact's license application for the proposed disposal facility.  Several parties, including the commission that governs the compact (the Compact Commission), filed a lawsuit against Nebraska seeking damages resulting from Nebraska's denial of the proposed facility's license.  After a trial, the U.S. District Court concluded that Nebraska violated its good faith obligations regarding the proposed waste disposal facility and rendered a judgment against Nebraska in the amount of $151 million.  In August 2004, Nebraska agreed to pay the Compact $141 million in settlement of the judgment. In July 2005, the Compact Commission decided to distribute a substantial portion of the proceeds from the settlement to the nuclear power generators that had contributed funding for the Boyd County facility, including Entergy Arkansas, Entergy Gulf States, Inc. and Entergy Louisiana. On August 1, 2005, Nebraska paid $145 million, including interest, to the Compact, and the Compact distributed from the settlement proceeds $23.6 million to Entergy Arkansas, $19.9 million to Entergy Gulf States, Inc., and $19.4 million to Entergy Louisiana.  The proceeds were first applied to the existing regulatory asset, with the remainder causing an increase in pre-tax earnings of $7.4 million at Entergy Arkansas in 2005.

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

The nuclear industry continues to address susceptibility to stress corrosion cracking of certain materials associated with components within the reactor coolant system. The issue is applicable to ANO and is managed in accordance with industry standard practices and guidelines. Several major modifications to the ANO units have been implemented, with the most recent project being the replacement of the ANO 2 pressurizer during the fall 2006 refueling outage. In addition, a replacement reactor vessel head is being fabricated for ANO 2 at this time. Routine inspections of the existing ANO 2 reactor vessel head have identified no significant material degradation issues for that component. These inspections will continue at planned refueling outages.

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

Cost Sensitivity

The following chart reflects the sensitivity of qualified pension cost to changes in certain actuarial assumptions (dollars in thousands):

Actuarial Assumption	Change in Assumption	Impact on 2007 Qualified Pension Cost	Impact on Qualified Projected Benefit Obligation
	Increase/(Decrease)

Discount rate	(0.25%)	$2,323	$21,917
Rate of return on plan assets	(0.25%)	$1,295	-
Rate of increase in compensation	0.25%	$1,017	$4,930

The following chart reflects the sensitivity of postretirement benefit cost to changes in certain actuarial assumptions (dollars in thousands):

Actuarial Assumption	Change in Assumption	Impact on 2007 Postretirement Benefit Cost	Impact on Accumulated Postretirement Benefit Obligation
	Increase/(Decrease)

Health care cost trend	0.25%	$806	$4,477
Discount rate	(0.25%)	$486	$5,640

Each fluctuation above assumes that the other components of the calculation are held constant.

Costs and Funding

Total qualified pension cost for Entergy Arkansas in 2007 was $26.6 million. Entergy Arkansas anticipates 2008 qualified pension cost to decrease to $23.8 million. Entergy Arkansas' contributions to the pension trust were $7 million in 2007 and are currently estimated to be $40.5 million in 2008. Guidance pursuant to the Pension Protection Act of 2006 rules, effective for the 2008 plan year and beyond, may affect the level of Entergy Arkansas' pension contributions in the future.

Total postretirement health care and life insurance benefit costs for Entergy Arkansas in 2007 were $15.6 million, including $5.5 million in savings due to the estimated effect of future Medicare Part D subsidies. Entergy Arkansas expects 2008 postretirement health care and life insurance benefit costs to approximate $16.4 million, including $5 million in savings due to the estimated effect of future Medicare Part D subsidies. Entergy Arkansas expects to contribute $18.8 million to other postretirement plans in 2008.

New Accounting Pronouncements

See "New Accounting Pronouncements" section of Entergy Corporation and Subsidiaries Management's Discussion and Analysis for further discussion.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Entergy Arkansas, Inc.:

We have audited the accompanying balance sheets of Entergy Arkansas, Inc. (the "Company") as of December 31, 2007 and 2006, and the related statements of income, of retained earnings, and of cash flows (pages 240 through 244 and applicable items in pages 59 through 172) for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Entergy Arkansas, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2008 expressed an unqualified opinion on the Company's internal control over financial reporting.

DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 28, 2008

ENTERGY ARKANSAS, INC.
INCOME STATEMENTS

	For the Years Ended December 31,
	2007	2006	2005
	(In Thousands)

OPERATING REVENUES
Electric	$2,032,965	$2,092,683	$1,789,055

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	132,830	429,718	22,151
Purchased power	818,549	614,246	755,277
Nuclear refueling outage expenses	28,511	29,478	27,892
Other operation and maintenance	458,042	437,574	392,777
Decommissioning	32,816	30,695	31,205
Taxes other than income taxes	78,449	75,585	39,011
Depreciation and amortization	228,354	216,919	203,836
Other regulatory charges (credits) - net	(29,001)	(25,794)	959
TOTAL	1,748,550	1,808,421	1,473,108

OPERATING INCOME	284,415	284,262	315,947

OTHER INCOME
Allowance for equity funds used during construction	11,143	7,630	11,614
Interest and dividend income	19,116	24,720	22,941
Miscellaneous - net	(3,263)	(4,115)	(2,408)
TOTAL	26,996	28,235	32,147

INTEREST AND OTHER CHARGES
Interest on long-term debt	77,348	76,932	78,527
Other interest - net	14,392	8,877	6,465
Allowance for borrowed funds used during construction	(5,078)	(3,290)	(8,482)
TOTAL	86,662	82,519	76,510

INCOME BEFORE INCOME TAXES	224,749	229,978	271,584

Income taxes	85,638	56,824	96,949

NET INCOME	139,111	173,154	174,635

Preferred dividend requirements and other	6,873	7,560	7,776

EARNINGS APPLICABLE TO
COMMON STOCK	$132,238	$165,594	$166,859

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC.
STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2007	2006	2005
	(In Thousands)

OPERATING ACTIVITIES
Net income	$139,111	$173,154	$174,635
Adjustments to reconcile net income to net cash flow provided by operating activities:
Reserve for regulatory adjustments	(16,248)	22,310	(3,231)
Other regulatory charges (credits) - net	(29,001)	(25,794)	959
Depreciation, amortization, and decommissioning	261,170	247,614	235,041
Deferred income taxes, investment tax credits, and non-current taxes accrued	58,796	46,454	106,605
Changes in working capital:
Receivables	(24,958)	(49,943)	6,495
Fuel inventory	2,468	(10,631)	(8,044)
Accounts payable	327,578	(42,296)	64,558
Taxes accrued	(37,161)	37,161	(35,874)
Interest accrued	(2,132)	372	(2,169)
Deferred fuel costs	(112,606)	202,025	773
Other working capital accounts	(274,898)	(4,947)	(14,690)
Provision for estimated losses and reserves	(125)	1,576	(1,387)
Changes in other regulatory assets	15,626	(39,128)	71,932
Other	58,517	(56,424)	(87,892)
Net cash flow provided by operating activities	366,137	501,503	507,711

INVESTING ACTIVITIES
Construction expenditures	(304,901)	(259,409)	(317,112)
Allowance for equity funds used during construction	11,143	7,630	11,614
Nuclear fuel purchases	(40,353)	(51,118)	(72,290)
Proceeds from sale/leaseback of nuclear fuel	42,444	49,027	72,290
Proceeds from nuclear decommissioning trust fund sales	96,034	105,658	203,772
Investment in nuclear decommissioning trust funds	(108,814)	(116,099)	(212,966)
Change in money pool receivable - net	14,298	(16,109)	23,561
Other regulatory investments	-	-	(197,587)
Net cash flow used in investing activities	(290,149)	(280,420)	(488,718)

FINANCING ACTIVITIES
Proceeds from the issuance of:
Long-term debt	-	-	272,702
Preferred stock	-	73,355	-
Retirement of long-term debt	-	-	(327,516)
Redemption of preferred stock	-	(75,885)	-
Change in money pool payable - net	77,882	(27,346)	27,346
Dividends paid:
Common stock	(181,600)	(158,000)	(64,100)
Preferred stock	(6,873)	(7,785)	(7,776)
Net cash flow used in financing activities	(110,591)	(195,661)	(99,344)

Net increase (decrease) in cash and cash equivalents	(34,603)	25,422	(80,351)

Cash and cash equivalents at beginning of period	34,815	9,393	89,744

Cash and cash equivalents at end of period	$212	$34,815	$9,393

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period for:
Interest - net of amount capitalized	$80,762	$73,250	$77,821
Income taxes	$21,862	($27,080)	$33,792

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC.
BALANCE SHEETS
ASSETS

	December 31,
	2007	2006
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$212	$2,849
Temporary cash investments - at cost,
which approximates market	-	31,966
Total cash and cash equivalents	212	34,815
Accounts receivable:
Customer	85,414	105,347
Allowance for doubtful accounts	(16,649)	(15,257)
Associated companies	75,756	57,554
Other	124,111	114,108
Accrued unbilled revenues	68,240	66,876
Total accounts receivable	336,872	328,628
Deferred fuel costs	114,763	2,157
Accumulated deferred income taxes	-	19,232
Fuel inventory - at average cost	20,505	22,973
Materials and supplies - at average cost	106,165	100,061
Deferred nuclear refueling outage costs	17,623	23,678
System agreement cost equalization	268,000	-
Prepayments and other	16,511	6,368
TOTAL	880,651	537,912

OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity	11,203	11,206
Decommissioning trust funds	466,348	439,408
Non-utility property - at cost (less accumulated depreciation)	1,442	1,446
Other	5,391	2,976
TOTAL	484,384	455,036

UTILITY PLANT
Electric	6,792,825	6,599,348
Property under capital lease	2,436	5,260
Construction work in progress	146,651	113,069
Nuclear fuel under capital lease	124,585	124,850
Nuclear fuel	19,548	21,044
TOTAL UTILITY PLANT	7,086,045	6,863,571
Less - accumulated depreciation and amortization	3,112,896	2,986,576
UTILITY PLANT - NET	3,973,149	3,876,995

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
SFAS 109 regulatory asset - net	93,557	93,682
Other regulatory assets	534,937	542,052
Deferred fuel costs	-	-
Other	33,128	35,359
TOTAL	661,622	671,093

TOTAL ASSETS	$5,999,806	$5,541,036

See Notes to Financial Statements.

242

ENTERGY ARKANSAS, INC.
BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY

	December 31,
	2007	2006
	(In Thousands)

CURRENT LIABILITIES
Accounts payable:
Associated companies	$486,201	$64,546
Other	100,246	117,655
Customer deposits	57,751	49,978
Taxes accrued	-	37,161
Accumulated deferred income taxes	26,964	-
Interest accrued	17,447	19,579
Obligations under capital leases	49,738	56,265
Other	10,890	15,372
TOTAL	749,237	360,556

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,330,324	1,243,855
Accumulated deferred investment tax credits	55,854	59,834
Obligations under capital leases	77,283	73,845
Other regulatory liabilities	117,510	103,350
Decommissioning	505,626	472,810
Accumulated provisions	14,414	14,539
Pension and other postretirement liabilities	260,381	259,147
Long-term debt	1,314,525	1,306,201
Other	73,739	96,623
TOTAL	3,749,656	3,630,204

Commitments and Contingencies

SHAREHOLDERS' EQUITY
Preferred stock without sinking fund	116,350	116,350
Common stock, $0.01 par value, authorized 325,000,000
shares; issued and outstanding 46,980,196 shares in 2007
and 2006	470	470
Paid-in capital	588,527	588,528
Retained earnings	795,566	844,928
TOTAL	1,500,913	1,550,276

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$5,999,806	$5,541,036

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC.
STATEMENTS OF RETAINED EARNINGS

	For the Years Ended December 31,
	2007	2006	2005
	(In Thousands)

Retained Earnings, January 1	$844,928	$838,219	$735,460

Add:
Net income	139,111	173,154	174,635

Deduct:
Dividends declared on common stock	181,600	158,000	64,100
Preferred dividend requirements and other	6,873	8,445	7,776
Total	188,473	166,445	71,876

Retained Earnings, December 31	$795,566	$844,928	$838,219

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC.
SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON

	2007	2006	2005	2004	2003
	(In Thousands)

Operating revenues	$2,032,965	$2,092,683	$1,789,055	$1,653,145	$1,589,670
Net Income	$139,111	$173,154	$174,635	$142,210	$126,009
Total assets	$5,999,806	$5,541,036	$5,368,010	$5,193,392	$5,058,078
Long-term obligations (1)	$1,391,808	$1,380,046	$1,353,462	$1,253,301	$1,406,026

(1) Includes long-term debt (excluding currently maturing debt) and noncurrent capital lease obligations.

	2007	2006	2005	2004	2003
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$690	$706	$620	$539	$526
Commercial	409	418	348	305	291
Industrial	407	436	362	318	305
Governmental	19	19	18	16	15
Total retail	1,525	1,579	1,348	1,178	1,137
Sales for resale:
Associated companies	302	328	192	250	234
Non-associated companies	156	145	211	186	188
Other	50	41	38	39	31
Total	$2,033	$2,093	$1,789	$1,653	$1,590
Billed Electric Energy Sales (GWh):
Residential	7,725	7,655	7,653	7,028	7,057
Commercial	5,945	5,816	5,730	5,428	5,328
Industrial	7,424	7,587	7,334	7,004	6,999
Governmental	277	273	288	275	266
Total retail	21,371	21,331	21,005	19,735	19,650
Sales for resale:
Associated companies	7,185	7,679	4,555	7,437	7,036
Non-associated companies	2,651	2,929	4,103	4,911	5,399
Total	31,207	31,939	29,663	32,083	32,085

ENTERGY GULF STATES LOUISIANA, L.L.C.

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Jurisdictional Separation of Entergy Gulf States, Inc. into Entergy Gulf States Louisiana and Entergy Texas

Effective December 31, 2007, Entergy Gulf States, Inc. completed a jurisdictional separation into two vertically integrated utility companies, one operating under the sole retail jurisdiction of the PUCT, Entergy Texas, and the other operating under the sole retail jurisdiction of the LPSC, Entergy Gulf States Louisiana. Entergy Texas now owns all Entergy Gulf States, Inc. distribution and transmission assets located in Texas, the gas-fired generating plants located in Texas, undivided 42.5% ownership shares of Entergy Gulf States, Inc.'s 70% ownership interest in Nelson 6 and 42% ownership interest in Big Cajun 2, Unit 3, which are coal-fired generating plants located in Louisiana, and other assets and contract rights to the extent related to utility operations in Texas. Entergy Gulf States Louisiana now owns all of the remaining assets that were owned by Entergy Gulf States, Inc.  On a book value basis, approximately 58.1% of the Entergy Gulf States, Inc. assets were allocated to Entergy Gulf States Louisiana and approximately 41.9% were allocated to Entergy Texas.

Entergy Gulf States Louisiana remains primarily liable for all of the long-term debt issued by Entergy Gulf States, Inc. that was outstanding on December 31, 2007. Under a debt assumption agreement with Entergy Gulf States Louisiana, Entergy Texas assumed its pro rata share of this long-term debt, which was approximately 46%. The pro rata share of the long-term debt assumed by Entergy Texas was determined by first determining the net assets for each company on a book value basis, and then calculating a debt assumption ratio that resulted in the common equity ratios for each company being approximately the same as the Entergy Gulf States, Inc. common equity ratio immediately prior to the jurisdictional separation. Entergy Texas' debt assumption does not discharge Entergy Gulf States Louisiana's liability for the long-term debt. To secure its debt assumption obligations, Entergy Texas granted to Entergy Gulf States Louisiana a first lien on Entergy Texas' assets that were previously subject to the Entergy Gulf States, Inc. mortgage. Entergy Texas has until December 31, 2010 to repay the assumed debt. In addition, Entergy Texas, as the owner of Entergy Gulf States Reconstruction Funding I, LLC ("EGSRF I"), will report the $329.5 million of senior secured transition bonds ("securitization bonds") issued by EGSRF I as long-term debt on its consolidated balance sheet. The securitization bonds are non-recourse to Entergy Texas.

Entergy Texas will purchase from Entergy Gulf States Louisiana pursuant to a life-of-unit purchased power agreement (PPA) a 42.5% share of capacity and energy from the 70% of River Bend subject to retail regulation. Entergy Texas was allocated a share of River Bend's nuclear and environmental liabilities that is identical to the share of the plant's output purchased by Entergy Texas under the PPA. Entergy Gulf States Louisiana will purchase a 57.5% share of capacity and energy from the gas-fired generating plants owned by Entergy Texas, and Entergy Texas will purchase a 42.5% share of capacity and energy from the gas-fired generating plants owned by Entergy Gulf States Louisiana. The PPAs associated with the gas-fired generating plants will terminate when retail open access commences in Entergy Texas' jurisdiction or when the unit(s) is no longer dispatched by the Entergy System. If Entergy Texas implements retail open access, it will terminate its participation in the System Agreement, except for the portion of the System Agreement related to transmission equalization. The dispatch and operation of the generating plants will not change as a result of the jurisdictional separation.

Entergy Gulf States Louisiana must make a compliance filing in March 2008 with the LPSC regarding the jurisdictional separation transaction. Although formal approval of the PUCT was not required for implementation of the jurisdictional separation, Entergy Texas sought input from the PUCT and has kept the PUCT informed of the status of the separation.

Entergy Gulf States Louisiana is the successor for financial reporting purposes to Entergy Gulf States, Inc. Entergy Gulf States Louisiana's Income Statement and Cash Flow Statement for the years ended December 31, 2005, 2006, and 2007 include the operations of Entergy Texas. Entergy Gulf States Louisiana's balance sheet as of December 31, 2007 reflects the effects of the separation of the Texas business. Entergy Gulf States Louisiana's balance sheet as of December 31, 2006 includes the financial position of Entergy Texas.

Entergy Gulf States Pro Forma Financial Information (unaudited)

The accompanying unaudited pro forma financial information has been prepared to reflect the following transactions that occurred on December 31, 2007:

  Entergy Texas, Inc., was formed;
  all of the capital stock of Entergy Texas was issued directly to Entergy Corporation;
  Entergy Gulf States, Inc. distributed all of its Texas jurisdictional assets to Entergy Texas; and
  Entergy Gulf States, Inc. merged into the newly formed Entergy Gulf States Louisiana, L.L.C.

These transactions implemented the Entergy Gulf States, Inc. jurisdictional separation plan that restructured Entergy Gulf States, Inc. into two separate, vertically-integrated utilities, one subject to the sole retail jurisdiction of the LPSC (Entergy Gulf States Louisiana) and the other subject to the sole retail jurisdiction of the PUCT (Entergy Texas).

The unaudited pro forma income statement for the year ended December 31, 2007 has been prepared as if the transactions described above had occurred as of January 1, 2007. The unaudited pro forma financial information is for illustrative and informational purposes only and is not intended to represent, or be indicative of, what Entergy Gulf States Louisiana's results of operations would have been had the transactions described above occurred on January 1, 2007. The unaudited pro forma financial information also should not be considered representative of Entergy Gulf States Louisiana's future results of operations. A pro forma balance sheet is not provided because Entergy Gulf States Louisiana's balance sheet as of December 31, 2007 reflects the effects of the separation of the Texas business.

Year ended December 31, 2007	Entergy Gulf States Louisiana Historical	Pro Forma Adjustments	Entergy Gulf States Louisiana Pro Forma
	(In Thousands)
	(unaudited)
OPERATING REVENUES
Domestic electric	$3,448,008	($1,238,442)	$2,209,566
Natural gas	86,604	-	86,604
TOTAL	3,534,612	(1,238,442)	2,296,170

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	867,081	(546,413)	320,668
Purchased power	1,339,986	(232,938)	1,107,048
Nuclear refueling outage expenses	12,212	-	12,212
Other operation and maintenance	548,999	(179,119)	369,880
Decommissioning	11,728	(173)	11,555
Taxes other than income taxes	132,489	(50,615)	81,874
Depreciation and amortization	208,648	(68,172)	140,476
Other regulatory charges (credits) - net	29,923	(16,808)	13,115
TOTAL	3,151,066	(1,094,238)	2,056,828

OPERATING INCOME	383,546	(144,204)	239,342

OTHER INCOME
Allowance for equity funds used during construction	11,666	(3,295)	8,371
Interest and dividend income	75,425	28,715	104,140
Miscellaneous - net	1,724	600	2,324
TOTAL	88,815	26,020	114,835

INTEREST AND OTHER CHARGES
Interest on long-term debt	149,464	(14,231)	135,233
Other interest - net	13,945	(10,907)	3,038
Allowance for borrowed funds used during construction	(7,528)	2,126	(5,402)
TOTAL	155,881	(23,012)	132,869

INCOME BEFORE INCOME TAXES	316,480	(95,172)	221,308

Income taxes	123,701	(36,249)	87,452

NET INCOME	192,779	(58,923)	133,856

Preferred distribution requirements and other	3,968	-	3,968

EARNINGS APPLICABLE TO
COMMON EQUITY	$188,811	($58,923)	$129,888

The Pro Forma Adjustments column reflects the effects on Entergy Gulf States Louisiana's historical financial statements as if Entergy Gulf States, Inc. (Entergy Gulf States Louisiana's predecessor) had distributed its Texas jurisdictional assets to Entergy Texas as of January 1, 2007. These effects include:

  Entergy Texas now owns all of the Entergy Gulf States, Inc. distribution and transmission assets located in Texas; all of the Entergy Gulf States, Inc. gas-fired generating plants located in Texas; and undivided 42.5% ownership shares of the Entergy Gulf States, Inc. 70% ownership interest in Nelson 6 and 42% ownership interest in Big Cajun 2, Unit 3, which are coal-fired generating plants located in Louisiana.
  Entergy Texas will purchase from Entergy Gulf States Louisiana pursuant to a life-of-the unit purchased power agreement (PPA) a 42.5% share of capacity and energy from the 70% share of River Bend attributable to Entergy Gulf States Inc.'s 70% share of River Bend subject to retail regulation. Pursuant to another PPA, Entergy Gulf States Louisiana will purchase a 57.5% share of capacity and energy from the gas-fired generating plants owned by Entergy Texas, and Entergy Texas will purchase a 42.5% share of capacity and energy from the gas-fired generating plants owned by Entergy Gulf States Louisiana. Each utility continues to participate in the Entergy System Agreement. The income statement pro forma adjustments include the addition of revenues of $212 million for the year ended December 31, 2007 and the addition of purchased power expenses of $333 million for the year ended December 31, 2007 to reflect the estimated effects of transactions with Entergy Texas under the PPAs.
  Entergy Gulf States Louisiana remains primarily liable on all of the long-term debt outstanding at December 31, 2007 that had been issued by Entergy Gulf States, Inc. Under a debt assumption agreement with Entergy Gulf States Louisiana, Entergy Texas assumed its pro rata share of this long-term debt. The assumption does not discharge Entergy Gulf States Louisiana's liability on the long-term debt. In addition, Entergy Texas, as the owner of Entergy Gulf States Reconstruction Funding I, LLC, will report the $329.5 million of senior secured transition bonds (securitization bonds) issued by Entergy Gulf States Reconstruction Funding as long-term debt on its consolidated balance sheet. The securitization bonds are non-recourse to Entergy Texas. The securitization bonds were formerly reported on the consolidated balance sheet of Entergy Gulf States, Inc.
  Entergy Gulf States Louisiana has a $1.1 billion debt assumption asset for the long-term debt assumed by Entergy Texas. Under the debt assumption agreement, Entergy Texas has three years to pay off the assumed debt. The income statement pro forma adjustments include interest income on the assumption asset of $60 million for the year ended December 31, 2007.

Hurricane Rita and Hurricane Katrina

In August and September 2005, Hurricanes Katrina and Rita hit Entergy Gulf States Inc.'s jurisdictions in Louisiana and Texas. The storms resulted in power outages; significant damage to electric distribution, transmission, and generation infrastructure; and the temporary loss of sales and customers due to mandatory evacuations. Entergy Gulf States Louisiana is pursuing a range of initiatives to recover storm restoration and business continuity costs and incremental losses. Initiatives include obtaining reimbursement of certain costs covered by insurance and pursuing recovery through existing or new rate mechanisms regulated by the FERC and local regulatory bodies, in combination with securitization.

Insurance Claims

See Note 8 to the financial statements for a discussion of Entergy's conventional property insurance program. Entergy has received a total of $134.5 million as of December 31, 2007 on its Hurricane Katrina and Hurricane Rita insurance claims, including $69.5 million that Entergy received in the second quarter 2007 in settlement of its Hurricane Katrina claim with one of its two excess insurers. Of the $134.5 million received, $33.2 million has been allocated to Entergy Gulf States, Inc. (including $20.7 million to Entergy Texas). In the third quarter 2007, Entergy filed a lawsuit in the U.S. District Court for the Eastern District of Louisiana against its other excess insurer on the Hurricane Katrina claim. At issue in the lawsuit is whether any policy exclusions limit the extent of coverage provided by that insurer.

There was an aggregation limit of $1 billion for all parties insured by the primary insurer for any one occurrence at the time of the Hurricane Katrina and Hurricane Rita losses, and the primary insurer notified Entergy that it expects claims for Hurricane Katrina and Hurricane Rita to materially exceed this limit. Entergy currently estimates that its remaining net insurance recoveries for the losses caused by the hurricanes, including the effects of the primary insurance aggregation limit being exceeded and the litigation against the excess insurer, will be approximately $31 million for Entergy Gulf States Louisiana. Entergy Gulf States Louisiana currently expects to receive payment for the majority of its estimated insurance recovery related to Hurricane Katrina and Hurricane Rita through 2009.

Storm Costs Recovery Filings with Retail Regulators

Louisiana

In February 2007, Entergy Louisiana and Entergy Gulf States Louisiana filed a supplemental and amending application by which they seek authority from the LPSC to securitize their Hurricane Katrina and Hurricane Rita storm cost recovery and storm reserve amounts, together with certain debt retirement costs and upfront and ongoing costs of the securitized debt issued. Securitization is authorized by a law signed by the Governor of Louisiana in May 2006. Hearings on the quantification of the amounts eligible for securitization began in late-April 2007. At the start of the hearing, a stipulation among Entergy Gulf States Louisiana, Entergy Louisiana, the LPSC staff, and most other parties in the proceeding was read into the record. The stipulation quantifies the balance of storm restoration costs for recovery as $545 million for Entergy Louisiana and $187 million for Entergy Gulf States Louisiana, and sets the storm reserve amounts at $152 million for Entergy Louisiana and $87 million for Entergy Gulf States Louisiana. The stipulation also calls for securitization of the storm restoration costs and storm reserves in those same amounts. In August 2007, the LPSC issued orders approving recovery of the stipulated storm cost recovery and storm reserve amounts plus certain debt retirement and upfront and ongoing costs through securitization financing. Entergy Louisiana and Entergy Gulf States are currently exploring their securitization options.

In May 2006, Entergy Gulf States Louisiana completed the interim recovery of $6 million of storm costs through the fuel adjustment clause pursuant to an LPSC order. Beginning in September 2006, Entergy Gulf States Louisiana's interim storm cost recovery of $0.85 million per month was instituted via the formula rate plan.  Interim recovery and carrying charges will continue until the securitization process is complete.

Texas

In July 2006, Entergy Texas filed an application with the PUCT with respect to its Hurricane Rita reconstruction costs incurred through March 2006. The filing asked the PUCT to determine the amount of reasonable and necessary hurricane reconstruction costs eligible for securitization and recovery, approve the recovery of carrying costs, and approve the manner in which Entergy Texas allocates those costs among its retail customer classes. In December 2006, the PUCT approved $381 million of reasonable and necessary hurricane reconstruction costs incurred through March 31, 2006, plus carrying costs, as eligible for recovery. After netting expected insurance proceeds, the amount is $353 million.

In April 2007, the PUCT issued its financing order authorizing the issuance of securitization bonds to recover the $353 million of hurricane reconstruction costs and up to $6 million of transaction costs, offset by $32 million of related deferred income tax benefits. In June 2007, Entergy Gulf States Reconstruction Funding I, LLC (Entergy Gulf States Reconstruction Funding), a company wholly-owned and consolidated by Entergy Texas, issued $329.5 million of senior secured transition bonds (securitization bonds). With the proceeds, Entergy Gulf States Reconstruction Funding purchased from Entergy Texas the transition property, which is the right to recover from customers through a transition charge amounts sufficient to service the securitization bonds. Entergy Texas will use the proceeds to refinance or retire debt and to reduce equity. Entergy Texas began cost recovery through the transition charge in July 2007, and the transition charge is expected to remain in place over a 15-year period. See Note 5 to the financial statements for additional information regarding the securitization bonds.

Results of Operations

Net Income

2007 Compared to 2006

Net income decreased $19.2 million primarily due to a higher effective income tax rate, higher other operation and maintenance expenses, and higher interest and other charges. The decrease was partially offset by higher net revenue and higher other income.

2006 Compared to 2005

Net income increased $5.5 million primarily due to higher net revenue and higher other income, substantially offset by higher other operation and maintenance expenses, higher taxes other than income taxes, and higher interest and other charges.

Net Revenue

2007 Compared to 2006

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges. Following is an analysis of the change in net revenue comparing 2007 to 2006.

Amount
(In Millions)

2006 net revenue	$1,275.0
Volume/weather	19.7
Transmission revenue	12.2
Securitization transition charge	9.9
Net wholesale revenue	7.9
Fuel recovery	(23.7)
Purchased power capacity	(14.2)
Other	10.8
2007 net revenue	$1,297.6

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

The securitization transition charge variance is due to the issuance of securitization bonds. In June 2007, Entergy Gulf States Reconstruction Funding I, LLC, a company wholly-owned and consolidated by Entergy Gulf States, Inc., issued securitization bonds and with the proceeds purchased from Entergy Gulf States, Inc. the transition property, which is the right to recover from customers through a transition charge amounts sufficient to service the securitization bonds. See Note 5 to the financial statements herein for details of the securitization bond issuance.

The net wholesale revenue variance is primarily due to re-pricing revisions, retroactive to 2003, of $8.4 million of purchased power agreements among Entergy system companies as directed by the FERC.

The fuel recovery variance resulted primarily from adjustments of fuel clause recoveries in the first quarter 2006 by Entergy Gulf States, Inc. for the Louisiana jurisdiction and a reserve for potential rate refunds in the first quarter 2007 by Entergy Gulf States, Inc. for the Texas jurisdiction as a result of a PUCT ruling related to the application of past PUCT rulings addressing transition to competition in Texas.

The purchased power capacity variance is primarily due to ongoing purchased power capacity expense and the amortization of deferred capacity charges. A portion of the increase in purchased power capacity costs is being recovered through base rate increases implemented to recover incremental deferred and ongoing purchased power capacity charges. The base rate increases are discussed under "Significant Factors and Known Trends - State and Local Rate Regulation" below and in Note 2 to the financial statements.

Gross operating revenues, fuel and purchased power expenses, and other regulatory charges

Gross operating revenues decreased primarily due to a decrease in fuel cost recovery revenues of $229.1 million due to lower fuel rates and refunds. Refer to Note 2 to the financial statements for a discussion of Entergy Texas' fuel refund filings with the PUCT. The decrease was partially offset by more favorable volume/weather and higher transmission revenue as discussed above and higher wholesale revenue from the system agreement cost equalization payments from Entergy Arkansas. The receipt of such payments for the Texas jurisdiction is being refunded to customers by crediting deferred fuel costs and reducing fuel rates ultimately charged to customers. As a result the system agreement cost equalization receipt and refund to customers have no effect on net income.

Fuel and purchased power expenses decreased primarily due to a decrease in deferred fuel expense as a result of a decrease in fuel cost recovery revenues, as discussed above. The decrease was partially offset by an increase in the average market prices of natural gas and purchased power.

Other regulatory charges increased primarily due to:

  an increase of $10 million as a result of higher capacity charges and the amortization of capacity charges; and
  the recovery of $9.9 million in the Texas jurisdiction, effective July 2007, of bond expenses related to the bond securitization, as discussed above. See Note 5 to the financial statements for details for details of the securitization bond issuance.

2006 Compared to 2005

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

The fuel recovery variance resulted primarily from adjustments of fuel clause recoveries in Entergy Gulf States, Inc.'s Louisiana jurisdiction. The variance is also due to increased fuel cost recovery in 2006 as a result of special rate contracts.

The reserve equalization variance is due to lower payments in 2006 as a result of resource plan capacity purchases effective February 2006 and power purchases from the Perryville generating station effective July 2005, both of which reduced the amount of system-wide capacity allocated to Entergy Gulf States, Inc.

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

Other regulatory charges increased primarily due to:

  the deferral of under-recovered purchased power capacity costs in 2005 combined with the amortization of purchased power capacity costs in 2006. A rider was implemented in December 2005 in the Texas jurisdiction to recover incremental purchased power capacity costs and in September 2006 in the Louisiana jurisdiction to recover incremental and ongoing purchased power capacity costs;
  the amortization of transition to competition costs. A rider was implemented effective March 2006 in the Texas jurisdiction to recover transition to competition costs incurred from June 1, 1999 through June 17, 2005; and
  the interim recovery of storm costs as allowed by the LPSC.

Other Income Statement Variances

2007 Compared to 2006

Other operation and maintenance expenses increased primarily due to:

  an increase of $12.8 million in nuclear expenses due to a non-refueling plant outage, a higher radwaste accrual, and increased NRC fees;
  an increase of $13 million in transmission spending due to higher transmission equalization expenses, additional costs related to the Independent Coordinator of Transmission, additional loss reserve accruals related to public liability litigation, and an increase in spending due to additional labor and material costs related to substation and transmission line maintenance;
  an increase of $8 million in fossil expenses primarily due to plant maintenance outages in 2007;
  an increase of $5 million in expenses in the fourth quarter 2007 in connection with the nuclear operations fleet alignment, which is discussed in more detail in Note 13 to the financial statements;
  an increase of $4.1 million in vegetation maintenance expenses due to a planned decrease in vegetation maintenance in 2006;
  an increase of $2.2 million due to unfavorable litigation resolutions; and
  an increase of $2.2 million due to an increase in insurance premium expenses as a result of amending coverage in June 2006 and higher premiums.

The increase was partially offset by a decrease of $5.6 million in payroll, payroll-related, and benefit costs and a decrease of $5.6 million due to a change in the accounting treatment of a gas storage facility which is included in fuel expense in 2007.

Taxes other than income taxes decreased primarily due to lower Louisiana local franchise taxes primarily due to lower gross revenues in 2007.

Other income increased primarily due to interest earned on money pool investments.

Interest and other charges increased primarily due to the increase in long-term debt outstanding as a result of the issuance of securitization bonds during the second quarter 2007. See Note 5 to the financial statements herein for details of the securitization bond issuance.

2006 Compared to 2005

Other operation and maintenance expenses increased primarily due to:

  an increase of $16.7 million in payroll, payroll-related, and benefits costs;
  the receipt in 2005 of proceeds of $13.3 million from a radwaste settlement discussed below under "Central States Compact Claim";
  an increase of $10 million in loss reserves for storm damages consistent with the formula rate plan rate change in October 2005;
  an increase of $10.4 million in distribution and plant maintenance costs due to the return to normal operations work during 2006 versus storm restoration activities in 2005 as a result of the hurricanes;
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

Income Taxes

The effective income tax rates were 39.1%, 33.6%, and 34.8% for 2007, 2006, and 2005, respectively. See Note 3 to the financial statements for a reconciliation of the federal statutory rate of 35% to the effective income tax rate.

Liquidity and Capital Resources

Cash Flow

Cash flows for the years ended December 31, 2007, 2006, and 2005 were as follows:

	2007	2006	2005
	(In Thousands)

Cash and cash equivalents at beginning of period	$180,381	$25,373	$6,974

Cash flow provided by (used in):
Operating activities	560,740	782,103	61,993
Investing activities	(801,499)	(406,469)	(577,859)
Financing activities	168,414	(220,626)	534,265
Net increase (decrease) in cash and cash equivalents	(72,345)	155,008	18,399

Cash and cash equivalents at end of period	$108,036	$180,381	$25,373

Operating Activities

Cash flow from operations decreased $221.4 million in 2007 compared to 2006 primarily due to the timing of the collection of receivables from customers, decreased recovery of deferred fuel costs, and lower tax refunds. The decrease was partially offset by the timing of payments to vendors.

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

In the first quarter 2006, Entergy Corporation received an income tax refund as a result of net operating loss carryback provisions contained in the Gulf Opportunity Zone Act of 2005. In accordance with Entergy's intercompany tax allocation agreement, in April 2006 Entergy Corporation distributed $23 million of the refund to Entergy Gulf States, Inc.

Investing Activities

Net cash used in investing activities increased $395 million in 2007 compared to 2006 primarily due to the cash allocated to Entergy Texas in the jurisdictional separation transaction. Money pool activity also contributed to the increase in cash used.

Net cash used in investing activities decreased $171.4 million in 2006 compared to 2005 primarily due to a decrease in under-recovered fuel and purchased power expenses of $138.9 million in the Texas jurisdiction that have been deferred and are expected to be collected over a period greater than twelve months and money pool activity. See Note 1 to the financial statements for further discussion of the accounting for fuel costs.

Financing Activities

Financing activities provided cash of $168.4 million in 2007 compared to using cash of $220.6 million in 2006 primarily due to the issuance of $329.5 million in securitization bonds in 2007 and a decrease of $115.4 million in common equity distributions. See Note 5 to the financial statements for details of the securitization bond issuance.

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

Capital Structure

Entergy Gulf States Louisiana's capitalization is balanced between equity and debt, as shown in the following table. The increase in the debt to capital for Entergy Gulf States Louisiana in 2007 is the result of the decrease in equity caused by the jurisdictional separation. In addition, the calculation below does not reduce the debt by the $1.1 billion of debt assumed by Entergy Texas because Entergy Gulf States Louisiana remains primarily liable on the debt.

	December 31, 2007	December 31, 2006

Net debt to net capital	64.4%	50.1%
Effect of subtracting cash from debt	1.0%	1.9%
Debt to capital	65.4%	52.0%

Net debt consists of debt less cash and cash equivalents. Debt consists of notes payable, capital lease obligations, preferred membership interests with sinking fund, and long-term debt, including the currently maturing portion. Capital consists of debt and members' equity. Net capital consists of capital less cash and cash equivalents. Entergy Gulf States Louisiana uses the net debt to net capital ratio in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy Gulf States Louisiana's financial condition.

Uses of Capital

Entergy Gulf States Louisiana requires capital resources for:

  construction and other capital investments;
  debt and preferred equity maturities;

  working capital purposes, including the financing of fuel and purchased power costs; and
  distribution and interest payments.

Following are the amounts of Entergy Gulf States Louisiana's planned construction and other capital investments, existing debt and lease obligations (includes estimated interest payments), and other purchase obligations:

	2008	2009-2010	2011-2012	after 2012	Total
	(In Millions)
Planned construction and
capital investment (1)	$271	$257	N/A	N/A	$528
Long-term debt	$796	$712	$508	$1,262	$3,278
Operating leases	$12	$30	$15	$73	$130
Purchase obligations (2)	$105	$152	$42	$59	$358
Nuclear fuel lease obligations (3)	$29	$82	N/A	N/A	$111

(1)

Includes approximately $115 to $150 million annually for maintenance capital, which is planned spending on routine capital projects that are necessary to support reliability of service, equipment or systems and to support normal customer growth.

(2)

Purchase obligations represent the minimum purchase obligation or cancellation charge for contractual obligations to purchase goods or services. For Entergy Gulf States Louisiana, it primarily includes unconditional fuel and purchased power obligations.

(3)

It is expected that additional financing under the leases will be arranged as needed to acquire additional fuel, to pay interest, and to pay maturing debt. If such additional financing cannot be arranged, however, Entergy Gulf States Louisiana must repurchase sufficient nuclear fuel to allow the lessor to meet its obligations.

In addition to the contractual obligations given above, Entergy Gulf States Louisiana expects to contribute $37.7 million to its pension plans and $7.1 million to other postretirement plans in 2008. Guidance pursuant to the Pension Protection Act of 2006 rules, effective for the 2008 plan year and beyond, may affect the level of Entergy Gulf States Louisiana's pension contributions in the future. Also in addition to the contractual obligations, Entergy Gulf States Louisiana has $185.0 million of unrecognized tax benefits and interest for which the timing of payments beyond 12 months cannot be reasonably estimated due to uncertainties in the timing of effective settlement of tax positions. See Note 3 to the financial statements for additional information regarding unrecognized tax benefits.

The planned capital investment estimate for Entergy Gulf States Louisiana reflects capital required to support existing business and customer growth. In January 2007, Entergy Gulf States Louisiana signed an agreement to purchase the Calcasieu Generating Facility, a 322 MW power plant, from Dynegy Inc., for approximately $57 million. The facility is a simple-cycle gas-fired generating facility located near the city of Sulphur in southwestern Louisiana. Units 1 and 2 of the facility entered commercial service in 2000 and 2001, respectively. Entergy Gulf States Louisiana plans to invest approximately $6 million in facility upgrades at the Calcasieu generating facility with transaction costs estimated at $3 million, bringing the total capital cost of the project to approximately $66 million. The FERC and the LPSC have approved the acquisition, and Entergy Gulf States Louisiana expects to complete the acquisition in March 2008.

Entergy's Utility supply plan initiative will continue to seek to transform its generation portfolio with new or repowered generation resources. Opportunities resulting from the supply plan initiative, including new projects or the exploration of alternative financing sources, could result in increases or decreases in the capital expenditure estimates given above. The estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints, environmental compliance, market volatility, economic trends, business restructuring, and the ability to access capital. Management provides more information on long-term debt and preferred membership interest maturities in Notes 5 and 6 to the financial statements.

As an indirect, wholly-owned subsidiary of Entergy Corporation, Entergy Gulf States Louisiana pays distributions from its earnings at a percentage determined monthly. Entergy Gulf States Louisiana's long-term debt indentures contain restrictions on the payment of cash dividends or other distributions on its common and preferred membership interests.

Sources of Capital

Entergy Gulf States Louisiana's sources to meet its capital requirements include:

  internally generated funds;
  cash on hand;
  debt or preferred membership interest issuances; and
  bank financing under new or existing facilities.

Entergy Gulf States Louisiana may refinance or redeem debt and preferred equity/membership interests prior to maturity, to the extent market conditions and interest and dividend rates are favorable.

All debt and common and preferred equity/membership interest issuances by Entergy Gulf States Louisiana require prior regulatory approval. Preferred equity/membership interest and debt issuances are also subject to issuance tests set forth in its corporate charter, bond indentures, and other agreements. Entergy Gulf States Louisiana has sufficient capacity under these tests to meet its foreseeable capital needs. Entergy Gulf States, Inc. filed with the FERC an application, on behalf of Entergy Gulf States Louisiana, for authority from the end of 2007 through March 31, 2010 to issue up to $200 million of short-term debt, up to $500 million of tax-exempt bonds and up to $750 million of other long-term securities, including common and preferred membership interests and long-term debt. On November 8, 2007 the FERC issued orders granting the requested authority for a two-year period from November 8, 2007.

Entergy Gulf States Louisiana's receivables from or (payables to) the money pool were as follows as of December 31 for each of the following years:
2007	2006	2005	2004
(In Thousands)

$55,509	$75,048	$64,011	($59,720)

See Note 4 to the financial statements for a description of the money pool.

In August 2007, Entergy Gulf States, Inc. entered into a $200 million, 5-year bank credit facility, with the ability to issue letters of credit against the facility. The credit agreement requires the borrower to maintain a consolidated debt ratio of 65% or less of its total capitalization. Pursuant to the terms of the credit agreement, the amount of debt assumed by Entergy Texas is excluded from debt and capitalization in calculating the debt ratio. The facility has a variable interest rate that would be approximately 5.025% on borrowings under the facility, and has a facility fee that is currently 0.125% of the commitment amount. The facility fee and interest rate can fluctuate depending on the borrower's senior unsecured debt ratings. As of December 31, 2007, the Entergy Gulf States, Inc. credit facility split into two separate credit facilities, a $100 million credit facility available to Entergy Gulf States Louisiana and a $100 million credit facility for Entergy Texas, each on the same terms as the Entergy Gulf States, Inc. facility. The Entergy Texas facility is expected to become available in March 2008 after the fulfillment of certain closing conditions. There were no borrowings or letters of credit outstanding under either of the facilities.

On November 20, 2007, Entergy Gulf States, Inc. terminated its previously existing $2 million credit facility.

At December 31, 2007, Entergy Gulf States Louisiana had outstanding 100,000 units of no par value 8.25% Series Preferred Membership Interests that were initially issued by Entergy Gulf States, Inc. as preference stock. The preference shares were converted into the preferred units as part of the jurisdictional separation. The distributions are cumulative and payable quarterly beginning March 15, 2008. The preferred membership interests are redeemable on or after December 15, 2015, at Entergy Gulf States Louisiana's option, at the fixed redemption price of $100 per unit.

In December 2007, Entergy Gulf States, Inc. redeemed all outstanding shares of the following series of preferred stock:

Series of Entergy Gulf States Louisiana Preferred Stock	Redemption Price Per Share
4.50% Preferred Stock, Cumulative, $100 par value	$105.00
4.40% Preferred Stock, Cumulative, $100 par value	$108.00
4.40% Preferred Stock, Cumulative, $100 par value	$103.00
4.20% Preferred Stock, Cumulative, $100 par value	$102.818
4.44% Preferred Stock, Cumulative, $100 par value	$103.75
5.00% Preferred Stock, Cumulative, $100 par value	$104.25
5.08% Preferred Stock, Cumulative, $100 par value	$104.63
4.52% Preferred Stock, Cumulative, $100 par value	$103.57
6.08% Preferred Stock, Cumulative, $100 par value	$103.34
7.56% Preferred Stock, Cumulative, $100 par value	$101.80
Adjustable Rate A Preferred Stock, Cumulative, $100 par value	$100.00
Adjustable Rate B Preferred Stock, Cumulative, $100 par value	$100.00

Significant Factors and Known Trends

State and Local Rate Regulation

The rates that Entergy Gulf States Louisiana charges for its services significantly influence its financial position, results of operations, and liquidity. Entergy Gulf States Louisiana is regulated and the rates charged to its customers are determined in regulatory proceedings. A governmental agency, the LPSC is primarily responsible for approval of the rates charged to customers.

Retail Rates - Electric

In May 2007, Entergy Gulf States Louisiana made its formula rate plan filing with the LPSC for the 2006 test year. The filing reflected a 10.0% return on common equity, which is within the allowed earnings bandwidth, and an anticipated formula rate plan decrease of $23 million annually attributable to adjustments outside of the formula rate plan sharing mechanism related to capacity costs and the anticipated securitization of storm costs related to Hurricane Katrina and Hurricane Rita and the securitization of a storm reserve. In September 2007, Entergy Gulf States Louisiana modified the formula rate plan filing to reflect a 10.07% return on common equity, which is still within the allowed bandwidth. The modified filing also reflected implementation of a $4.1 million rate increase, subject to refund, attributable to recovery of additional LPSC-approved incremental deferred and ongoing capacity costs. The rate decrease anticipated in the original filing did not occur because of the additional capacity costs approved by the LPSC, and because securitization of storm costs associated with Hurricane Katrina and Hurricane Rita and the establishment of a storm reserve have not yet occurred. Entergy Gulf States Louisiana is currently exploring its securitization options. In October 2007, Entergy Gulf States Louisiana implemented a $16.4 million formula rate plan decrease that is due to the reclassification of certain franchise fees from base rates to collection via a line item on customer bills pursuant to an LPSC order. The LPSC staff issued its final report in December 2007, indicating a $1.6 million decrease in formula rate plan revenues for which interim rates were already in effect. In addition, the LPSC staff recommended that the LPSC give a one-year extension of Entergy Gulf States Louisiana's formula rate plan to synchronize with the final year of Entergy Louisiana's formula rate plan, or alternatively, to extend the formula rate plan for a longer period. Entergy Gulf States Louisiana indicated it is amenable to a one-year extension. An uncontested stipulated settlement was filed in February 2008 that will leave the current base rates in place.

In May 2006, Entergy Gulf States Louisiana made its formula rate plan filing with the LPSC for the 2005 test year. Entergy Gulf States Louisiana modified the filing in August 2006 to reflect an 11.1% return on common equity which is within the allowed bandwidth. The modified filing includes a formula rate plan increase of $17.2 million annually that provides for 1) interim recovery of $10.5 million of storm costs from Hurricane Katrina and Hurricane Rita and 2) recovery of $6.7 million of LPSC-approved incremental deferred and ongoing capacity costs. The increase was implemented with the first billing cycle of September 2006. In May 2007 the LPSC approved a settlement between Entergy Gulf States Louisiana and the LPSC staff, affirming the rates that were implemented in September 2006.

In June 2005, Entergy Gulf States Louisiana made its formula rate plan filing with the LPSC for the test year ending December 31, 2004. In March 2006, the LPSC approved an uncontested stipulated settlement that included a revenue requirement increase of $36.8 million, including increases related to the formula rate plan 2004 test year revenue requirement and the capacity costs associated with the purchase of power from the Perryville power plant.

In March 2005, the LPSC approved a settlement proposal to resolve various dockets covering a range of issues for Entergy Gulf States Louisiana and Entergy Louisiana. The settlement resulted in credits totaling $76 million for retail electricity customers of Entergy Gulf States Louisiana and credits totaling $14 million for retail electricity customers of Entergy Louisiana. The credits were issued to customers in connection with April 2005 billings. The net income effect of $48.6 million for Entergy Gulf States Louisiana and $8.6 million for Entergy Louisiana was recognized primarily in 2004 when Entergy Gulf States Louisiana and Entergy Louisiana recorded provisions for the expected outcome of the proceeding. The settlement includes the establishment of a three-year formula rate plan for Entergy Gulf States Louisiana that, among other provisions, establishes an ROE mid-point of 10.65% for the initial three-year term of the plan and permits Entergy Gulf States Louisiana to recover incremental capacity costs outside of a traditional base rate proceeding. Under the formula rate plan, over- and under-earnings outside an allowed range of 9.9% to 11.4% will be allocated 60% to customers and 40% to Entergy Gulf States Louisiana. Entergy Gulf States Louisiana made its initial formula rate plan filing in June 2005. In addition, there is the potential to extend the formula rate plan beyond the initial three-year effective period by mutual agreement of the LPSC and Entergy Gulf States Louisiana.

Retail Rates - Gas

In June 2005, the LPSC approved a rate stabilization plan with an ROE mid-point of 10.5%.

In January 2008, Entergy Gulf States Louisiana filed with the LPSC its gas rate stabilization plan for the test year ending September 30, 2007.  The filing showed a revenue deficiency of $3.7 million based on a return on common equity mid-point of 10.5%.

In January 2007, Entergy Gulf States Louisiana filed with the LPSC its gas rate stabilization plan for the test year ending September 30, 2006.  The filing showed a revenue deficiency of $3.5 million based on a return on common equity mid-point of 10.5%.  In March 2007, Entergy Gulf States Louisiana filed a set of rate and rider schedules that reflected all proposed LPSC staff adjustments and implemented a $2.4 million base rate increase effective with the first billing cycle of April 2007 pursuant to the rate stabilization plan.

In January 2006, Entergy Gulf States Louisiana filed with the LPSC its gas rate stabilization plan. The filing showed a revenue deficiency of $4.1 million based on an ROE mid-point of 10.5%. In May 2006, Entergy Gulf States Louisiana implemented a $3.5 million rate increase pursuant to an uncontested agreement with the LPSC Staff.

Transition to Retail Competition

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

Central States Compact Claim

The Low-Level Radioactive Waste Policy Act of 1980 holds each state responsible for disposal of low-level radioactive waste originating in that state, but allows states to participate in regional compacts to fulfill their responsibilities jointly.  Arkansas and Louisiana participate in the Central Interstate Low-Level Radioactive Waste Compact (Central States Compact or Compact).  Commencing in early 1988, Entergy Arkansas, Entergy Gulf States, Inc. and Entergy Louisiana made a series of contributions to the Central States Compact to fund the Central States Compact's development of a low-level radioactive waste disposal facility to be located in Boyd County, Nebraska.  In December 1998, Nebraska, the host state for the proposed Central States Compact disposal facility, denied the compact's license application for the proposed disposal facility.  Several parties, including the commission that governs the compact (the Compact Commission), filed a lawsuit against Nebraska seeking damages resulting from Nebraska's denial of the proposed facility's license.  After a trial, the U.S. District Court concluded that Nebraska violated its good faith obligations regarding the proposed waste disposal facility and rendered a judgment against Nebraska in the amount of $151 million.  In August 2004, Nebraska agreed to pay the Compact $141 million in settlement of the judgment. In July 2005, the Compact Commission decided to distribute a substantial portion of the proceeds from the settlement to the nuclear power generators that had contributed funding for the Boyd County facility, including Entergy Arkansas, Entergy Gulf States, Inc. and Entergy Louisiana. On August 1, 2005, Nebraska paid $145 million, including interest, to the Compact, and the Compact distributed from the settlement proceeds $23.6 million to Entergy Arkansas, $19.9 million to Entergy Gulf States, Inc., and $19.4 million to Entergy Louisiana.  The proceeds were first applied to the existing regulatory asset, with the remainder causing an increase in pre-tax earnings in 2005 of $16.7 million at Entergy Gulf States, Inc.

Industrial and Commercial Customers

Entergy Gulf States Louisiana's large industrial and commercial customers continually explore ways to reduce their energy costs. In particular, cogeneration is an option available to a portion of Entergy Gulf States Louisiana's industrial customer base. Entergy Gulf States Louisiana responds by working with industrial and commercial customers and negotiating electric service contracts to provide competitive rates that match specific customer needs and load profiles. Entergy Gulf States Louisiana actively participates in economic development, customer retention, and reclamation activities to increase industrial and commercial demand, from both new and existing customers. Entergy Gulf States Louisiana does not currently expect additional significant losses to cogeneration because of the current economics of the electricity markets and Entergy Gulf States Louisiana's marketing efforts in retaining industrial customers.

Nuclear Matters

Entergy Gulf States Louisiana owns and operates, through an affiliate, the River Bend nuclear power plant. Entergy Gulf States Louisiana is, therefore, subject to the risks related to owning and operating a nuclear plant. These include risks from the use, storage, handling and disposal of high-level and low-level radioactive materials, regulatory requirement changes, including changes resulting from events at other plants, limitations on the amounts and types of insurance commercially available for losses in connection with nuclear operations, and technological and financial uncertainties related to decommissioning nuclear plants at the end of their licensed lives, including the sufficiency of funds in decommissioning trusts. In the event of an unanticipated early shutdown of River Bend, Entergy Gulf States Louisiana may be required to provide additional funds or credit support to satisfy regulatory requirements for decommissioning.

Environmental Risks

Entergy Gulf States Louisiana's facilities and operations are subject to regulation by various governmental authorities having jurisdiction over air quality, water quality, control of toxic substances and hazardous and solid wastes, and other environmental matters. Management believes that Entergy Gulf States Louisiana is in substantial compliance with environmental regulations currently applicable to its facilities and operations. Because environmental regulations are subject to change, future compliance costs cannot be precisely estimated.

Critical Accounting Estimates

The preparation of Entergy Gulf States Louisiana's financial statements in conformity with generally accepted accounting principles requires management to apply appropriate accounting policies and to make estimates and judgments that can have a significant effect on reported financial position, results of operations, and cash flows. Management has identified the following accounting policies and estimates as critical because they are based on assumptions and measurements that involve a high degree of uncertainty, and the potential for future changes in the assumptions and measurements that could produce estimates that would have a material effect on the presentation of Entergy Gulf States Louisiana's financial position or results of operations.

Nuclear Decommissioning Costs

See "Nuclear Decommissioning Costs" in the "Critical Accounting Estimates" section of Entergy Corporation and Subsidiaries Management's Discussion and Analysis for discussion of the estimates inherent in accounting for nuclear decommissioning costs.

Application of SFAS 71

The application of SFAS 71, "Accounting for the Effects of Certain Types of Regulation," has a significant and pervasive impact on accounting and reporting for Entergy Gulf States Louisiana.

Entergy Gulf States Louisiana's financial statements primarily reflect assets and costs based on existing cost-based ratemaking regulation in accordance with SFAS 71, "Accounting for the Effects of Certain Types of Regulation." Under traditional ratemaking practice, Entergy Gulf States Louisiana is granted a geographic franchise to sell electricity. In return, Entergy Gulf States Louisiana must make investments and incur obligations to serve customers. Prudently incurred costs are recovered from customers along with a return on investment. Regulators may require Entergy Gulf States Louisiana to defer collecting from customers some operating costs until a future date. These deferred costs are recorded as regulatory assets in the financial statements. In order to continue applying SFAS 71 to its financial statements, Entergy Gulf States Louisiana's rates must be set on a cost-of-service basis by an authorized body and the rates must be charged to and collected from customers.

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

Unbilled Revenue

As discussed in Note 1 to the financial statements, Entergy Gulf States Louisiana records an estimate of the revenues earned for energy delivered since the latest customer billing. Each month the estimated unbilled revenue amounts are recorded as revenue and a receivable, and the prior month's estimate is reversed. The difference between the estimate of the unbilled receivable at the beginning of the period and the end of the period is the amount of unbilled revenue recognized during the period. The estimate recorded is primarily based upon an estimate of customer usage during the unbilled period and the billed price to customers in that month, including fuel price. Therefore, revenue recognized may be affected by the estimated price and usage at the beginning and end of each period and fuel price fluctuations, in addition to changes in certain components of the calculation. Effective January 1, 2006, the Louisiana portion of Entergy Gulf States, Inc. reclassified the fuel component of unbilled accounts receivable to deferred fuel and will no longer include the fuel component in the unbilled calculation, which is in accordance with regulatory treatment.

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

Cost Sensitivity

The following chart reflects the sensitivity of qualified pension cost to changes in certain actuarial assumptions (dollars in thousands):

Actuarial Assumption	Change in Assumption	Impact on 2007 Qualified Pension Cost	Impact on Qualified Projected Benefit Obligation
	Increase/(Decrease)

Discount rate	(0.25%)	$1,122	$10,324
Rate of return on plan assets	(0.25%)	$727	-
Rate of increase in compensation	0.25%	$495	$2,524

The following chart reflects the sensitivity of postretirement benefit cost to changes in certain actuarial assumptions (dollars in thousands):
Actuarial Assumption	Change in Assumption	Impact on 2007 Postretirement Benefit Cost	Impact on Accumulated Postretirement Benefit Obligation
	Increase/(Decrease)

Health care cost trend	0.25%	$549	$2,976
Discount rate	(0.25%)	$346	$3,420

Each fluctuation above assumes that the other components of the calculation are held constant.

Costs and Funding

Total qualified pension cost for Entergy Gulf States Louisiana in 2007 was $5.8 million. Entergy Gulf States Louisiana anticipates 2008 qualified pension cost to decrease to $0.2 million. Entergy Gulf States Louisiana contributed $25.3 million to its qualified pension plans in 2007. Entergy Gulf States Louisiana's contributions to the pension are currently estimated to be $37.8 million in 2008.   Guidance pursuant to the Pension Protection Act of 2006 rules, effective for the 2008 plan year and beyond, may affect the level of Entergy Gulf States Louisiana's pension contributions in the future.

Total postretirement health care and life insurance benefit costs for Entergy Gulf States Louisiana in 2007 were $15.6 million, including $4.9 million in savings due to the estimated effect of future Medicare Part D subsidies. Entergy Gulf States Louisiana expects 2008 postretirement health care and life insurance benefit costs to approximate $15.6 million, including $3.5 million in savings due to the estimated effect of future Medicare Part D subsidies. Entergy Gulf States Louisiana expects to contribute $7.1 million to its other postretirement plans in 2008.

New Accounting Pronouncements

See "New Accounting Pronouncements" section of Entergy Corporation and Subsidiaries Management's Discussion and Analysis for a discussion of new accounting pronouncements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members
Entergy Gulf States Louisiana, L.L.C.:

We have audited the accompanying balance sheets of Entergy Gulf States Louisiana, L.L.C. (the "Company") as of December 31, 2007 and 2006, and the related statements of income; of members' equity and comprehensive income; and of cash flows (pages 266 through 270 and applicable items in pages 59 through 172) for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Entergy Gulf States Louisiana, L.L.C. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the respective financial statements, the Company completed a jurisdictional separation on December 31, 2007. As part of the separation, the Company contributed certain assets and liabilities to Entergy Texas, Inc. and reflected the distribution in the accompanying balance sheet as of December 31, 2007.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2008 expressed an unqualified opinion on the Company's internal control over financial reporting.

DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 28, 2008

ENTERGY GULF STATES LOUISIANA, L.L.C.
INCOME STATEMENTS

	For the Years Ended December 31,
	2007	2006	2005
	(In Thousands)

OPERATING REVENUES
Electric	$3,448,008	$3,595,343	$3,289,511
Natural gas	86,604	84,230	77,660
TOTAL	3,534,612	3,679,573	3,367,171

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	867,081	1,110,987	829,151
Purchased power	1,339,986	1,288,137	1,353,108
Nuclear refueling outage expenses	12,212	16,653	18,151
Other operation and maintenance	548,999	510,876	445,326
Decommissioning	11,728	10,815	9,483
Taxes other than income taxes	132,489	136,734	125,263
Depreciation and amortization	208,648	206,736	202,128
Other regulatory charges (credits) - net	29,923	5,451	(6,799)
TOTAL	3,151,066	3,286,389	2,975,811

OPERATING INCOME	383,546	393,184	391,360

OTHER INCOME
Allowance for equity funds used during construction	11,666	11,808	18,757
Interest and dividend income	75,425	53,922	21,375
Miscellaneous - net	1,724	2,933	910
TOTAL	88,815	68,663	41,042

INTEREST AND OTHER CHARGES
Interest on long-term debt	149,464	137,938	116,633
Other interest - net	13,945	11,842	10,155
Allowance for borrowed funds used during construction	(7,528)	(6,988)	(11,153)
TOTAL	155,881	142,792	115,635

INCOME BEFORE INCOME TAXES	316,480	319,055	316,767

Income taxes	123,701	107,067	110,270

NET INCOME	192,779	211,988	206,497

Preferred distribution requirements and other	3,968	3,966	4,201

EARNINGS APPLICABLE TO
COMMON EQUITY	$188,811	$208,022	$202,296

See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2007	2006	2005
	(In Thousands)

OPERATING ACTIVITIES
Net income	$192,779	$211,988	$206,497
Adjustments to reconcile net income to net cash flow provided by operating activities:
Reserve for regulatory adjustments	363	(9,157)	(64,802)
Other regulatory charges (credits) - net	29,923	5,451	(6,799)
Depreciation, amortization, and decommissioning	220,376	217,551	211,611
Deferred income taxes, investment tax credits, and non-current taxes accrued	98,734	123,354	155,849
Changes in working capital:
Receivables	(261,538)	154,778	(147,085)
Fuel inventory	(18,377)	(9,015)	(10,538)
Accounts payable	38,685	(69,624)	99,581
Taxes accrued	(27,781)	27,781	(22,882)
Interest accrued	22,963	145	1,596
Deferred fuel costs	35,363	264,153	(87,594)
Other working capital accounts	197,802	14,178	7,660
Provision for estimated losses and reserves	(91,241)	(3,488)	(3,979)
Changes in other regulatory assets	116,317	(138,461)	(219,172)
Other	6,372	(7,531)	(57,950)
Net cash flow provided by operating activities	560,740	782,103	61,993

INVESTING ACTIVITIES
Construction expenditures	(334,933)	(375,664)	(370,521)
Allowance for equity funds used during construction	11,666	11,808	18,757
Insurance proceeds	6,580	-	-
Nuclear fuel purchases	(72,493)	(40,738)	(1,297)
Proceeds from sale/leaseback of nuclear fuel	54,362	37,647	491
Proceeds from nuclear decommissioning trust fund sales	64,583	60,053	38,070
Investment in nuclear decommissioning trust funds	(78,720)	(73,450)	(51,178)
Collections remitted to transition charge account	(19,273)	-	-
Change in money pool receivable - net	(134,636)	(11,037)	(64,011)
Changes in other investments - net	(1,553)	(1,466)	4,343
Other regulatory investments	-	(13,622)	(152,513)
Cash allocated to Entergy Texas in jurisdictional separation	(297,082)	-	-
Net cash flow used in investing activities	(801,499)	(406,469)	(577,859)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	323,464	-	929,782
Retirement of long-term debt	(5,530)	-	(566,229)
Proceeds from a capital contribution	-	-	300,000
Change in money pool payable - net	-	-	(59,720)
Proceeds from issuance of preferred membership interests	9,993	-	-
Redemption of preferred stock	(57,827)	(3,450)	(3,450)
Dividends/distributions paid:
Common equity	(97,800)	(213,200)	(61,900)
Preferred membership interests	(3,886)	(3,976)	(4,218)
Net cash flow provided by (used in) financing activities	168,414	(220,626)	534,265

Net increase (decrease) in cash and cash equivalents	(72,345)	155,008	18,399

Cash and cash equivalents at beginning of period	180,381	25,373	6,974

Cash and cash equivalents at end of period	$108,036	$180,381	$25,373

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period for:
Interest - net of amount capitalized	$131,280	$140,204	$117,075
Income taxes	($5,938)	($61,870)	$14,450

See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
BALANCE SHEETS
ASSETS

	December 31,
	2007	2006
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$233	$2,923
Temporary cash investments - at cost,
which approximates market	107,803	177,458
Total cash and cash equivalents	108,036	180,381
Accounts receivable:
Customer	62,408	146,144
Allowance for doubtful accounts	(979)	(1,618)
Associated companies	218,891	106,990
Other	59,059	50,811
Accrued unbilled revenues	54,021	79,538
Total accounts receivable	393,400	381,865
Deferred fuel costs	5,644	-
Accumulated deferred income taxes	21,938	20,352
Fuel inventory - at average cost	31,810	69,211
Materials and supplies - at average cost	100,161	120,245
Deferred nuclear refueling outage costs	5,155	12,971
Debt assumption by Entergy Texas	309,123	-
Prepayments and other	23,533	16,725
TOTAL	998,800	801,750

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	366,062	344,911
Non-utility property - at cost (less accumulated depreciation)	109,517	94,776
Other	17,350	25,218
TOTAL	492,929	464,905

UTILITY PLANT
Electric	6,132,362	8,857,166
Natural gas	98,484	92,368
Construction work in progress	141,528	149,392
Nuclear fuel under capital lease	110,769	73,422
Nuclear fuel	11,256	10,821
TOTAL UTILITY PLANT	6,494,399	9,183,169
Less - accumulated depreciation and amortization	3,433,131	4,263,307
UTILITY PLANT - NET	3,061,268	4,919,862

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
SFAS 109 regulatory asset - net	299,023	465,259
Other regulatory assets	335,897	1,001,016
Deferred fuel costs	100,124	100,124
Long-term receivables	1,872	9,833
Debt assumption by Entergy Texas	769,971	-
Other	12,807	23,928
TOTAL	1,519,694	1,600,160

TOTAL ASSETS	$6,072,691	$7,786,677

See Notes to Financial Statements.

268

ENTERGY GULF STATES LOUISIANA, L.L.C.
BALANCE SHEETS
LIABILITIES AND MEMBERS' EQUITY

	December 31,
	2007	2006
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$675,000	$ -
Accounts payable:
Associated companies	201,217	79,584
Other	111,579	200,746
Customer deposits	38,061	68,844
Taxes accrued	-	27,781
Interest accrued	29,398	34,483
Deferred fuel costs	-	26,262
Obligations under capital leases	28,795	24,769
Pension and other postretirement liabilities	7,064	7,662
System agreement cost equalization	124,775	-
Other	9,052	31,933
TOTAL	1,224,941	502,064

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,219,568	1,803,461
Accumulated deferred investment tax credits	95,745	127,202
Obligations under capital leases	81,974	48,653
Other regulatory liabilities	69,890	53,648
Decommissioning and asset retirement cost liabilities	204,828	191,036
Transition to competition	-	79,098
Regulatory reserves	-	219
Accumulated provisions	11,887	21,245
Pension and other postretirement liabilities	102,510	141,834
Long-term debt	1,674,113	2,358,327
Preferred membership interests with sinking fund	-	10,500
Other	87,468	196,512
TOTAL	3,547,983	5,031,735

Commitments and Contingencies

MEMBERS' EQUITY
Preferred membership interests without sinking fund	10,000	47,327
Minority interest	863	-
Members' equity	1,311,838	2,225,465
Accumulated other comprehensive loss	(22,934)	(19,914)
TOTAL	1,299,767	2,252,878

TOTAL LIABILITIES AND MEMBERS' EQUITY	$6,072,691	$7,786,677

See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
STATEMENTS OF MEMBERS' EQUITY AND COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2007		2006		2005
	(In Thousands)
MEMBERS' EQUITY
Members' Equity - Beginning of period	$2,225,465		$2,230,643		$1,790,247
Add:
Net Income	192,779	$192,779	211,988	$211,988	206,497	$206,497
Additional equity from parent	-		-		300,000
Total	192,779		211,988		506,497

Deduct:
Dividends/distributions declared:
Common equity	97,800		213,200		61,900
Preferred membership interests	3,968	3,968	3,966	3,966	4,201	4,201
Entergy Texas, Inc. paid-in capital	631,994		-		-
Entergy Texas, Inc. shareholders' equity	49,452		-		-
Entergy Texas, Inc. retained earnings	322,808		-		-
Other	384		-		-
Total	1,106,406		217,166		66,101

Members' Equity - End of period	$1,311,838		$2,225,465		$2,230,643

ACCUMULATED OTHER COMPREHENSIVE
LOSS (Net of Taxes):
Balance at beginning of period:
Pension and other postretirement liabilities	($19,914)		$ -		$ -
Other accumulated comprehensive income (loss) items	-		(1,409)		714
Total	($19,914)		($1,409)		$714

Minimum pension liability (net of tax expense (benefit) of $0, $31 and ($214))	-	-	1,941	1,941	(2,233)	(2,233)

Pension and other postretirement liabilities (net of tax expense (benefit) of $4,550, ($24,944) and $0)	(3,020)	(3,020)	(19,622)		-

Net unrealized investment gains (losses)	-	-	(824)	(824)	110	110

Balance at end of period:
Pension and other postretirement liabilities	(22,934)		(19,914)		-
Other accumulated comprehensive loss items	-		-		(1,409)
Total	($22,934)		($19,914)		($1,409)
Comprehensive Income		$185,791		$209,139		$200,173

See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON

	2007	2006	2005	2004	2003
	(In Thousands)

Operating revenues	$3,534,612	$3,679,573	$3,367,171	$2,882,384	$2,639,737
Net Income	$192,779	$211,988	$206,497	$192,264	$45,262
Total assets	$6,072,691	$7,786,677	$7,809,497	$6,655,402	$6,854,862
Long-term obligations (1)	$1,756,087	$2,417,480	$2,392,804	$1,946,589	$2,051,083

(1) Includes long-term debt (excluding currently maturing debt), preferred membership interests with sinking fund, and noncurrent capital lease obligations.

	2007	2006	2005	2004	2003
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$1,042	$1,122	$960	$881	$829
Commercial	817	883	734	672	614
Industrial	1,035	1,150	1,014	976	853
Governmental	45	49	41	37	39
Total retail	2,939	3,204	2,749	2,566	2,335
Sales for resale:
Associated companies	233	145	186	52	42
Non-associated companies	196	199	188	160	150
Other	80	47	167	43	53
Total	$3,448	$3,595	$3,290	$2,821	$2,580
Billed Electric Energy Sales (GWh):
Residential	10,215	10,110	10,024	9,803	9,739
Commercial	8,980	8,838	8,486	8,444	8,174
Industrial	15,012	15,065	14,967	16,596	15,417
Governmental	448	454	441	432	475
Total retail	34,655	34,467	33,918	35,275	33,805
Sales for resale:
Associated companies	2,488	3,259	3,213	1,528	1,185
Non-associated companies	2,900	2,896	2,804	3,172	3,358
Total	40,043	40,622	39,935	39,975	38,348

ENTERGY LOUISIANA, LLC

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Hurricane Rita and Hurricane Katrina

In August and September 2005, Hurricane Katrina and Hurricane Rita, along with extensive flooding that resulted from levee breaks in and around Entergy Louisiana's service territory, caused catastrophic damage. The storms and flooding resulted in widespread power outages; significant damage to distribution, transmission, and generation infrastructure; and the temporary loss of sales and customers due to mandatory evacuations and destruction of homes and businesses due to wind, rain, and extended periods of flooding. Entergy is pursuing a broad range of initiatives to recover storm restoration and business continuity costs and incremental losses. Initiatives include obtaining reimbursement of certain costs covered by insurance and pursuing recovery through existing or new rate mechanisms regulated by the FERC and local regulatory bodies, in combination with securitization.

Insurance Claims

See Note 8 to the financial statements for a discussion of Entergy's conventional property insurance program. Entergy has received a total of $134.5 million as of December 31, 2007 on its Hurricane Katrina and Hurricane Rita insurance claims, including $69.5 million that Entergy received in the second quarter 2007 in settlement of its Hurricane Katrina claim with one of its two excess insurers. Of the $134.5 million received, $24.8 million has been allocated to Entergy Louisiana. In the third quarter 2007, Entergy filed a lawsuit in the U.S. District Court for the Eastern District of Louisiana against its other excess insurer on the Hurricane Katrina claim. At issue in the lawsuit is whether any policy exclusions limit the extent of coverage provided by that insurer.

There was an aggregation limit of $1 billion for all parties insured by the primary insurer for any one occurrence at the time of the Hurricane Katrina and Hurricane Rita losses, and the primary insurer notified Entergy that it expects claims for Hurricane Katrina and Hurricane Rita to materially exceed this limit. Entergy currently estimates that its remaining net insurance recoveries for the losses caused by the hurricanes, including the effects of the primary insurance aggregation limit being exceeded and the litigation against the excess insurer, will be approximately $27 million for Entergy Louisiana, primarily for Hurricane Katrina losses. Entergy Louisiana currently expects to receive payment for the majority of its estimated insurance recovery related to Hurricane Katrina through 2009.

Storm Costs Recovery Filing with Retail Regulator

In February 2007, Entergy Louisiana and Entergy Gulf States Louisiana filed a supplemental and amending application by which they seek authority from the LPSC to securitize their Hurricane Katrina and Hurricane Rita storm cost recovery and storm reserve amounts, together with certain debt retirement costs and upfront and ongoing costs of the securitized debt issued. Securitization is authorized by a law signed by the Governor of Louisiana in May 2006. Hearings on the quantification of the amounts eligible for securitization began in late-April 2007. At the start of the hearing, a stipulation among Entergy Gulf States Louisiana, Entergy Louisiana, the LPSC staff, and most other parties in the proceeding was read into the record. The stipulation quantifies the balance of storm restoration costs for recovery as $545 million for Entergy Louisiana and $187 million for Entergy Gulf States Louisiana, and sets the storm reserve amounts at $152 million for Entergy Louisiana and $87 million for Entergy Gulf States Louisiana. The stipulation also calls for securitization of the storm restoration costs and storm reserves in those same amounts. In August 2007, the LPSC issued orders approving recovery of the stipulated storm cost recovery and storm reserve amounts plus certain debt retirement and upfront and ongoing costs through securitization financing. Entergy Louisiana and Entergy Gulf States Louisiana are currently exploring their securitization options.

In April 2006, Entergy Louisiana completed the interim recovery of $14 million of storm costs through the fuel adjustment clause pursuant to an LPSC order. Beginning in September 2006, Entergy Louisiana's interim storm cost recovery of $2 million per month was instituted via the formula rate plan. Interim recovery and carrying charges will continue until the securitization process is complete.

Results of Operations

Net Income

2007 Compared to 2006

Net income increased $5.7 million primarily due to higher net revenue and lower depreciation and amortization expenses, partially offset by higher other operation and maintenance expenses and lower other income.

2006 Compared to 2005

Net income increased $9.5 million primarily due to higher net revenue, lower taxes other than income taxes, and higher other income, partially offset by higher other operation and maintenance expenses.

Net Revenue

2007 Compared to 2006

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits). Following is an analysis of the change in net revenue comparing 2007 to 2006.
Amount
(In Millions)

2006 net revenue	$942.1
Base revenues	78.4
Volume/weather	37.5
Transmission revenue	9.2
Purchased power capacity	(80.0)
Other	3.9
2007 net revenue	$991.1

The base revenues variance is primarily due to increases effective September 2006 for the 2005 formula rate plan filing to recover LPSC-approved incremental deferred and ongoing capacity costs. See "Significant Factors and Known Trends - State and Local Rate Regulation" below and Note 2 to the financial statements for a discussion of the formula rate plan filing.

The volume/weather variance is due to increased electricity usage, including electricity sales during the unbilled service period. Billed retail electricity usage increased a total of 666 GWh in all sectors compared to 2006. See "Critical Accounting Estimates" below and Note 1 to the financial statements for further discussion of the accounting for unbilled revenues.

The transmission revenue variance is primarily due to higher rates.

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

Gross operating revenues, fuel, purchased power expenses, and other regulatory charges (credits)

Gross operating revenues increased primarily due to:

  an increase of $143.1 million in fuel cost recovery revenues due to higher fuel rates and usage;
  an increase of $78.4 million in base revenues, as discussed above; and
  an increase of $37.5 million related to volume/weather, as discussed above.

Fuel and purchased power expenses increased primarily due to an increase in net area demand and an increase in deferred fuel expense as a result of higher fuel rates, as discussed above.

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

2006 Compared to 2005

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

The net wholesale revenue variance is primarily due to the sale of 75% of the generation pursuant to a long-term power purchase agreement from the Perryville plant to Entergy Gulf States, Inc. for a full year in 2006 compared to a partial year in 2005.

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

Other Income Statement Variances

2007 Compared to 2006

Other operation and maintenance expenses increased primarily due to:

  an increase of $8.7 million in nuclear spending due to a non-refueling outage and higher NRC fees;
  an increase of $6.8 million due to higher insurance premiums and the timing of premium payments in 2007 compared to 2006;

  an increase of $6.8 million in customer service costs, primarily a result of an increase in the write-offs of uncollectible customer accounts;
  an increase of $3.8 million in distribution labor, contract costs, and maintenance due to the return to normal operations work in 2007 versus storm restoration activities in 2006 as a result of the hurricanes;
  an increase of $3.2 million in expenses in the fourth quarter 2007 in connection with the nuclear operations fleet alignment, which is discussed in more detail in Note 13 to the financial statements;
  an increase of $3.4 million in vegetation maintenance expenses due to a planned decrease in vegetation maintenance in 2006; and
  an increase of $2.5 million in transmission spending due to costs related to the Independent Coordinator of Transmission.

The increase was partially offset by a decrease of $4.1 million in payroll, payroll-related, and benefits costs and a environmental liability credit of $2.0 million for resolution of a pollution loss provision.

Depreciation and amortization expenses decreased primarily due to a revision in the third quarter 2007 related to depreciation previously recorded on storm-related assets. Recovery of the cost of those assets will now be through the securitization of storm costs approved by the LPSC in the third quarter 2007. The securitization approval is discussed above under "Hurricane Rita and Hurricane Katrina." The decrease was partially offset by higher depreciation expense as a result of an increase in plant in service and a revision recorded in 2006 of estimated depreciable lives involving certain intangible assets.

Other income decreased primarily due to:

  a decrease of $8.3 million related to proceeds received in 2006 from the radwaste settlement discussed in " Significant Factors and Known Trends - Central States Compact Claim" below;
  a decrease in the allowance for equity funds used during construction due to more construction work in progress in 2006 as a result of Hurricanes Katrina and Rita; and
  a decrease of $1.6 million in interest earned on deferred capacity charges as a result of the recovery of deferred capacity charges.

2006 Compared to 2005

Other operation and maintenance expenses increased primarily due to:

  an increase of $13.7 million in payroll, payroll-related, and benefits costs;
  an increase of $10.8 million in fossil expenses as a result of a fossil plant maintenance outage in 2006 and the Perryville plant coming online in July 2005;
  an increase of $7.1 million due to the return to normal operations work during 2006 versus storm restoration activities in 2005 as a result of the hurricanes;
  an increase of $3.8 million in environmental expenses because of a credit in the third quarter 2005 that reduced an environmental reserve liability; and
  an increase of $2.0 million in customer service support costs.

The increase was partially offset by a decrease of $3.5 million due to a planned decrease in vegetation maintenance.

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

Income Taxes

The effective income tax rates for 2007, 2006, and 2005 were 36.8%, 36.3%, and 43.0%, respectively. See Note 3 to the financial statements for a reconciliation of the federal statutory rate of 35.0% to the effective income tax rate.

Liquidity and Capital Resources

Cash Flow

Cash flows for the years ended December 31, 2007, 2006, and 2005 were as follows:

	2007	2006	2005
	(In Thousands)

Cash and cash equivalents at beginning of period	$2,743	$105,285	$146,049

Cash flow provided by (used in):
Operating activities	353,217	413,017	171,076
Investing activities	(297,460)	(479,276)	(549,453)
Financing activities	(58,200)	(36,283)	337,613
Net decrease in cash and cash equivalents	(2,443)	(102,542)	(40,764)

Cash and cash equivalents at end of period	$300	$2,743	$105,285

Operating Activities

Cash flow provided by operating activities decreased $59.8 million in 2007 primarily due to:

  the timing of collections of receivables from customers and payments to vendors, including the catch-up in receivable collections in 2006 due to delays caused by the hurricanes in 2005; and
  an increase of $74.2 million in income tax payments.

The decrease was partially offset by increased recovery of deferred fuel costs and pension contributions of $54 million in 2006.

Cash flow provided by operating activities increased $241.9 million in 2006 primarily due to the effect that Hurricane Katrina had on collections from customers in 2005, partially offset by a decrease in fuel cost recoveries, an increase of $54 million in pension contributions, and an increase of $33.7 million in income tax payments.

Investing Activities

The decrease of $181.8 million in net cash used by investing activities in 2007 was primarily due to:

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

Financing Activities

Net cash flow used in financing activities increased $21.9 million primarily due to a $50 million equity contribution in 2006 from its parent, Entergy Louisiana Holdings, Inc., and money pool activity. The increase was partially offset by the payment of $40 million on a credit facility in 2006 and the retirement of $25 million of long-term debt in 2006.

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

Partially offsetting the above was the payment of $51.6 million in common stock dividends in 2005 and a $50 million equity contribution from its parent, Entergy Louisiana Holdings, Inc., in 2006.

See Note 5 to the financial statements for details of long-term debt.

Capital Structure

Entergy Louisiana's capitalization is balanced between equity and debt, as shown in the following table. The decrease in the debt to capital for Entergy Louisiana as of December 31, 2007 is primarily due to an increase in members' equity resulting from net income in 2007.

	December 31, 2007	December 31, 2006

Net debt to net capital	43.4%	46.4%
Effect of subtracting cash from debt	0.0%	0.0%
Debt to capital	43.4%	46.4%

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

Following are the amounts of Entergy Louisiana's planned construction and other capital investments, existing debt and lease obligations (includes estimated interest payments), and other purchase obligations:

	2008	2009-2010	2011-2012	After 2012	Total
	(In Millions)
Planned construction and
capital investment (1)	$591	$1,560	N/A	N/A	$2,151
Long-term debt	$76	$376	$173	$1,426	$2,051
Operating leases	$9	$15	$10	$7	$41
Purchase obligations (2)	$676	$1,183	$979	$3,455	$6,293
Nuclear fuel lease obligations (3)	$43	$2	N/A	N/A	$45

(1)

Includes approximately $182 million annually for maintenance capital, which is planned spending on routine capital projects that are necessary to support reliability of service, equipment or systems and to support normal customer growth.

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

In addition to the contractual obligations given above, Entergy Louisiana expects to contribute $9.5 to its other postretirement plans in 2008. Guidance pursuant to the Pension Protection Act of 2006 rules, effective for the 2008 plan year and beyond, may affect the level of Entergy Louisiana's pension contributions in the future. Also in addition to the contractual obligations, Entergy Louisiana has $52.1 million of unrecognized tax benefits and interest for which the timing of payments beyond 12 months cannot be reasonably estimated due to uncertainties in the timing of effective settlement of tax positions. See Note 3 to the financial statements for additional information regarding unrecognized tax benefits.

The planned capital investment estimate for Entergy Louisiana reflects capital required to support existing business and customer growth, including the replacement of the Waterford 3 steam generators and the repowering of the Little Gypsy Unit 3, each of which are discussed below. The planned expenditures also include $30 million for potential transmission upgrades related to the planned Ouachita power plant acquisition by Entergy Arkansas; however, the Independent Coordinator of Transmission for the Entergy System has recently estimated the costs of those grades to be approximately $70 million, subject to additional evaluation.

In April 2007, Entergy Louisiana announced that it plans to pursue the solid fuel repowering of a 538 MW unit at its Little Gypsy plant.  Petroleum coke and coal will be the unit's primary fuel sources.  In July 2007, Entergy Louisiana filed with the LPSC for approval of the repowering project, and stated that it expects to spend $1.55 billion on the project. In addition to seeking a finding that the project is in the public interest, the filing with the LPSC asks that Entergy Louisiana be allowed to recover a portion of the project's financing costs during the construction period. Hearings were held in October 2007, and the LPSC approved the certification of the project in November 2007, subject to several conditions. One of the conditions is the development and approval of a construction monitoring plan. The approval allowed Entergy Louisiana to order equipment, such as boiler and piping components, so that components can be manufactured to keep the project on schedule. A decision regarding whether to allow Entergy Louisiana to recover a portion of the project's financing costs during the construction period was deferred to Phase II of the proceedings. In December 2007, Entergy Louisiana filed testimony in the Phase II proceeding seeking financing cost recovery and proposing a procedure for synchronizing future base rate recovery by a formula rate plan or base rate filing of the project's non-fuel costs. Phase II hearings are scheduled to begin in May 2008. In December 2007, Entergy Louisiana signed a target cost contract with the engineering, procurement, and construction services contractor, and issued the contractor a notice to proceed with construction. Entergy Louisiana expects the project to be completed in 2012.

Entergy Louisiana plans to replace the Waterford 3 steam generators, along with the reactor vessel closure head and control element drive mechanisms, in 2011.  Replacement of these components is common to pressurized water reactors throughout the nuclear industry.  The nuclear industry continues to address susceptibility to stress corrosion cracking of certain materials associated with these components within the reactor coolant system.  The issue is applicable to Waterford 3 and is managed in accordance with standard industry practices and guidelines.  Routine inspections of the steam generators during Waterford 3's Fall 2006 refueling outage identified additional degradation of certain tube spacer supports in the steam generators that required repair beyond that anticipated prior to the outage.  Corrective measures were successfully implemented to permit continued operation of the steam generators. While potential future replacement of these components had been contemplated, additional steam generator tube and component degradation necessitates replacement of the steam generators as soon as reasonably achievable.  The earliest the new steam generators can be manufactured and delivered for installation is 2011. A mid-cycle outage performed in 2007 supports Entergy Louisiana's 2011 replacement strategy. The reactor vessel head and control element drive mechanisms will be replaced at the same time, utilizing the same reactor building construction opening that is necessary for the steam generator replacement.  Entergy Louisiana estimates that it will spend approximately $485 million on this project.

Entergy's Utility supply plan initiative will continue to seek to transform its generation portfolio with new or repowered generation resources. Opportunities resulting from the supply plan initiative, including new projects or the exploration of alternative financing sources, could result in increases or decreases in the capital expenditure estimates given above. The estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints, environmental compliance, market volatility, economic trends, business restructuring, and the ability to access capital. Management provides more information on long-term debt and preferred stock maturities in Notes 5 and 6 to the financial statements.

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

Entergy Louisiana's receivables from or (payables to) the money pool were as follows as of December 31 for each of the following years:
2007	2006	2005	2004
(In Thousands)

($2,791)	($54,041)	($68,677)	$40,549

See Note 4 to the financial statements for a description of the money pool.

On August 2, 2007, Entergy Louisiana entered into a $200 million, 5-year bank credit facility. Entergy Louisiana has the ability to issue letters of credit against the facility. The credit agreement requires Entergy Louisiana to maintain a consolidated debt ratio of 65% or less of its total capitalization. The facility has a variable interest rate that would currently be approximately 5.48% on borrowings under the facility, and has a facility fee that is currently 0.09% of the commitment amount. The facility fee and interest rate can fluctuate depending on the senior unsecured debt ratings of Entergy Louisiana. As of December 31, 2007, there were no borrowings or letters of credit outstanding under the Entergy Louisiana $200 million facility.

The FERC has issued two orders authorizing long- and short-term securities issuances by Entergy Louisiana, LLC. The short-term authority extends through March 31, 2008 in an aggregate amount, at any one time outstanding, of up to $250 million. The long-term authority also extends through March 31, 2008. In January 2008, Entergy Louisiana filed applications with the FERC to extend the authorization period for its current short-term borrowing limits and long-term securities issuances until March 2010.

Significant Factors and Known Trends

State and Local Rate Regulation

The rates that Entergy Louisiana charges for its services significantly influence its financial position, results of operations, and liquidity. Entergy Louisiana is regulated and the rates charged to its customers are determined in regulatory proceedings. A governmental agency, the LPSC, is primarily responsible for approval of the rates charged to customers.

In May 2007, Entergy Louisiana made its formula rate plan filing with the LPSC for the 2006 test year, indicating a 7.6% return on common equity. The $6.9 million rate decrease anticipated in this original filing did not occur because securitization of storm costs associated with Hurricane Katrina and Hurricane Rita and the establishment of a storm reserve have not yet occurred. Entergy Louisiana is currently exploring its securitization options. The May 2007 filing also included Entergy Louisiana's request to recover $39.8 million in unrecovered fixed costs associated with the loss of customers that resulted from Hurricane Katrina and Hurricane Rita, which if approved by the LPSC would increase the return on common equity under the original filing to 9.4%, which is within the band of no change adjacent to the lower end of the sharing bandwidth. In September 2007, Entergy Louisiana modified its formula rate plan filing to reflect its implementation of certain adjustments proposed by the LPSC staff in its review of Entergy Louisiana's original filing with which Entergy Louisiana agreed, and to reflect its implementation of an $18.4 million annual formula rate plan rate increase comprised of (1) a $23.8 million increase representing 60% of Entergy Louisiana's revenue deficiency, and (2) a $5.4 million decrease for reduced incremental and deferred capacity costs. The LPSC authorized Entergy Louisiana to defer for accounting purposes the difference between its $39.8 million claim for unrecovered fixed costs and 60% of the revenue deficiency to preserve Entergy Louisiana's right to pursue that claim in full during the formula rate plan proceeding. In October 2007, Entergy Louisiana implemented a $7.1 million formula rate plan decrease that is due primarily to the reclassification of certain franchise fees from base rates to collection via a line item on customer bills pursuant to an LPSC order. The LPSC staff and intervenors have recommended disallowance of certain costs included in Entergy Louisiana's filing, including stock option costs and transmission restructuring costs. Entergy Louisiana disagrees with these proposed adjustments. Hearings in the 2006 test year formula rate plan proceedings are scheduled for August 2008.

In May 2006, Entergy Louisiana made its formula rate plan filing with the LPSC for the 2005 test year. Entergy Louisiana modified the filing in August 2006 to reflect a 9.45% return on equity which is within the allowed bandwidth. The modified filing includes an increase of $24.2 million for interim recovery of storm costs from Hurricanes Katrina and Rita and a $119.2 million rate increase to recover LPSC-approved incremental deferred and ongoing capacity costs. The filing requested recovery of approximately $50 million for the amortization of capacity deferrals over a three-year period, including carrying charges, and approximately $70 million for ongoing capacity costs. The increase was implemented, subject to refund, with the first billing cycle of September 2006. Entergy Louisiana subsequently updated its formula rate plan rider to reflect adjustments proposed by the LPSC Staff with which it agrees. The adjusted return on equity of 9.56% remains within the allowed bandwidth. Ongoing and deferred incremental capacity costs were reduced to $118.7 million. The updated formula rate plan rider was implemented, subject to refund, with the first billing cycle of October 2006. Resolution of this proceeding is still pending.

Entergy Louisiana made a rate filing with the LPSC requesting a base rate increase in January 2004. In May 2005 the LPSC approved a settlement that resulted in a net $0.8 million annual rate reduction. Entergy Louisiana reduced rates effective with the first billing cycle in July 2005. The May 2005 rate settlement includes the adoption of a three-year formula rate plan, the terms of which include an ROE mid-point of 10.25% for the initial three-year term of the plan and permit Entergy Louisiana to recover incremental capacity costs outside of a traditional base rate proceeding. Under the formula rate plan, over- and under-earnings outside an allowed regulatory range of 9.45% to 11.05% will be allocated 60% to customers and 40% to Entergy Louisiana. The initial formula rate plan filing was made in May 2006 as discussed above. In addition, there is the potential to extend the formula rate plan beyond the initial three-year effective period by mutual agreement of the LPSC and Entergy Louisiana.

In March 2005, the LPSC approved a settlement proposal to resolve various dockets covering a range of issues for Entergy Gulf States Louisiana and Entergy Louisiana. The settlement resulted in credits totaling $76 million for retail electricity customers of Entergy Gulf States Louisiana and credits totaling $14 million for retail electricity customers of Entergy Louisiana. The credits were issued to customers in connection with April 2005 billings. The net income effect of $48.6 million for Entergy Gulf States Louisiana and $8.6 million for Entergy Louisiana was recognized primarily in 2004 when Entergy Gulf States Louisiana and Entergy Louisiana recorded provisions for the expected outcome of the proceeding.

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

Central States Compact Claim

The Low-Level Radioactive Waste Policy Act of 1980 holds each state responsible for disposal of low-level radioactive waste originating in that state, but allows states to participate in regional compacts to fulfill their responsibilities jointly.  Arkansas and Louisiana participate in the Central Interstate Low-Level Radioactive Waste Compact (Central States Compact or Compact).  Commencing in early 1988, Entergy Arkansas, Entergy Gulf States, Inc. and Entergy Louisiana made a series of contributions to the Central States Compact to fund the Central States Compact's development of a low-level radioactive waste disposal facility to be located in Boyd County, Nebraska.  In December 1998, Nebraska, the host state for the proposed Central States Compact disposal facility, denied the compact's license application for the proposed disposal facility.  Several parties, including the commission that governs the compact (the Compact Commission), filed a lawsuit against Nebraska seeking damages resulting from Nebraska's denial of the proposed facility's license.  After a trial, the U.S. District Court concluded that Nebraska violated its good faith obligations regarding the proposed waste disposal facility and rendered a judgment against Nebraska in the amount of $151 million.  In August 2004, Nebraska agreed to pay the Compact $141 million in settlement of the judgment. In July 2005, the Compact Commission decided to distribute a substantial portion of the proceeds from the settlement to the nuclear power generators that had contributed funding for the Boyd County facility, including Entergy Arkansas, Entergy Gulf States, Inc. and Entergy Louisiana. On August 1, 2005, Nebraska paid $145 million, including interest, to the Compact, and the Compact distributed from the settlement proceeds $23.6 million to Entergy Arkansas, $19.9 million to Entergy Gulf States, Inc., and $19.4 million to Entergy Louisiana.  A liability was recorded in 2005 for the portion of the proceeds previously recovered from ratepayers, with the remainder of the proceeds causing an increase in pre-tax earnings in 2005 of $4.6 million at Entergy Louisiana.

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

The nuclear industry continues to address susceptibility to stress corrosion cracking of certain materials associated with components within the reactor coolant system.  The issue is applicable to Waterford 3 and is managed in accordance with standard industry practices and guidelines.  As discussed above in more detail, Entergy Louisiana plans to replace the Waterford 3 steam generators, along with the reactor vessel closure head and control element drive mechanisms, in 2011.

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

Cost Sensitivity

The following chart reflects the sensitivity of qualified pension cost to changes in certain actuarial assumptions (dollars in thousands):

Actuarial Assumption	Change in Assumption	Impact on 2007 Qualified Pension Cost	Impact on Projected Qualified Benefit Obligation
	Increase/(Decrease)

Discount rate	(0.25%)	$1,307	$12,651
Rate of return on plan assets	(0.25%)	$918	-
Rate of increase in compensation	0.25%	$584	$2,867

The following chart reflects the sensitivity of postretirement benefit cost to changes in certain actuarial assumptions (dollars in thousands):

Actuarial Assumption	Change in Assumption	Impact on 2007 Postretirement Benefit Cost	Impact on Accumulated Postretirement Benefit Obligation
	Increase/(Decrease)

Health care cost trend	0.25%	$538	$2,956
Discount rate	(0.25%)	$320	$3,639

Each fluctuation above assumes that the other components of the calculation are held constant.

Costs and Funding

Total qualified pension cost for Entergy Louisiana in 2007 was $9.7 million. Entergy Louisiana anticipates 2008 qualified pension cost to decrease to $7 million due to an increase in the discount rate (from 6.00% to 6.50%) used to calculate benefit obligations. Guidance pursuant to the Pension Protection Act of 2006 rules, effective for the 2008 plan year and beyond, may affect the level of Entergy Louisiana's pension contributions in the future.

Total postretirement health care and life insurance benefit costs for Entergy Louisiana in 2007 were $15.7 million, including $3 million in savings due to the estimated effect of future Medicare Part D subsidies. Entergy Louisiana expects 2008 postretirement health care and life insurance benefit costs to approximate $16.7 million, including $2.8 million in savings due to the estimated effect of future Medicare Part D subsidies. Entergy Louisiana expects to contribute $9.5 million to its other postretirement plans in 2008.

New Accounting Pronouncements

See "New Accounting Pronouncements" section of Entergy Corporation and Subsidiaries Management's Discussion and Analysis for a discussion of new accounting pronouncements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members
Entergy Louisiana, LLC:

We have audited the accompanying balance sheets of Entergy Louisiana, LLC (the "Company") as of December 31, 2007 and 2006 and the related statements of income; of members' equity and comprehensive income; and of cash flows (pages 287 through 292 and applicable items in pages 59 through 172) for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Entergy Louisiana, LLC as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2008 expressed an unqualified opinion on the Company's internal control over financial reporting.

DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 28, 2008

ENTERGY LOUISIANA, LLC
INCOME STATEMENTS

	For the Years Ended December 31,
	2007	2006	2005
	(In Thousands)

OPERATING REVENUES
Electric	$2,737,552	$2,451,258	$2,650,181

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	887,749	710,746	916,779
Purchased power	814,779	824,645	872,026
Nuclear refueling outage expenses	17,664	15,337	15,351
Other operation and maintenance	427,241	394,390	356,084
Decommissioning	18,530	17,245	18,785
Taxes other than income taxes	60,293	61,168	73,860
Depreciation and amortization	178,841	186,021	186,281
Other regulatory charges (credits) - net	43,949	(26,257)	(70,119)
TOTAL	2,449,046	2,183,295	2,369,047

OPERATING INCOME	288,506	267,963	281,134

OTHER INCOME
Allowance for equity funds used during construction	11,119	14,229	10,251
Interest and dividend income	8,901	12,997	19,882
Miscellaneous - net	(3,497)	2,725	(7,539)
TOTAL	16,523	29,951	22,594

INTEREST AND OTHER CHARGES
Interest on long-term debt	74,021	81,563	73,691
Other interest - net	11,708	10,653	11,727
Allowance for borrowed funds used during construction	(7,531)	(10,258)	(6,591)
TOTAL	78,198	81,958	78,827

INCOME BEFORE INCOME TAXES	226,831	215,956	224,901

Income taxes	83,494	78,338	96,819

NET INCOME	143,337	137,618	128,082

Preferred distribution requirements and other	6,950	6,950	-

EARNINGS APPLICABLE TO
COMMON EQUITY	$136,387	$130,668	$128,082

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY LOUISIANA, LLC
STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2007	2006	2005
	(In Thousands)

OPERATING ACTIVITIES
Net income	$143,337	$137,618	$128,082
Adjustments to reconcile net income to net cash flow provided by operating activities:
Reserve for regulatory adjustments	-	7,635	(13,674)
Other regulatory charges (credits) - net	43,949	(26,257)	(70,119)
Depreciation, amortization, and decommissioning	197,371	203,266	205,066
Deferred income taxes, investment tax credits, and non-current taxes accrued	(26,634)	38,290	185,140
Changes in working capital:
Receivables	(65,082)	140,690	(112,828)
Accounts payable	(74,923)	50,499	40,382
Taxes accrued	1,519	(23,997)	81,280
Interest accrued	(750)	2,047	10,004
Deferred fuel costs	95,094	(92,423)	(13,231)
Other working capital accounts	46,418	4,739	(26,873)
Provision for estimated losses and reserves	(5,393)	2,060	512
Changes in other regulatory assets	(23,829)	16,555	(111,641)
Other	22,140	(47,705)	(131,024)
Net cash flow provided by operating activities	353,217	413,017	171,076

INVESTING ACTIVITIES
Construction expenditures	(321,506)	(449,015)	(389,220)
Allowance for equity funds used during construction	11,119	14,229	10,251
Insurance proceeds	10,065	-	-
Nuclear fuel purchases	(3,131)	(55,994)	(54,498)
Proceeds from the sale/leaseback of nuclear fuel	14,306	44,819	54,158
Payment for purchase of plant	-	-	(162,075)
Proceeds from nuclear decommissioning trust fund sales	23,848	20,179	107,291
Investment in nuclear decommissioning trust funds	(32,161)	(29,079)	(115,552)
Change in money pool receivable - net	-	-	40,549
Other regulatory investments	-	(24,415)	(40,357)
Net cash flow used in investing activities	(297,460)	(479,276)	(549,453)

FINANCING ACTIVITIES
Proceeds from the issuance of:
Long-term debt	-	-	401,928
Preferred membership interests	-	-	97,982
Additional equity from parent	1,119	50,013	-
Retirement of long-term debt	-	(25,000)	(219,374)
Change in money pool payable - net	(51,250)	(14,636)	68,677
Changes in short-term borrowings	-	(40,000)	40,000
Dividends/distributions paid:
Common equity	-	-	(51,600)
Preferred membership interests	(8,069)	(6,660)	-
Net cash flow provided by (used in) financing activities	(58,200)	(36,283)	337,613

Net decrease in cash and cash equivalents	(2,443)	(102,542)	(40,764)

Cash and cash equivalents at beginning of period	2,743	105,285	146,049

Cash and cash equivalents at end of period	$300	$2,743	$105,285

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$82,584	$86,229	$71,831
Income taxes	$119,080	$44,830	$11,116

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC
BALANCE SHEETS
ASSETS

	December 31,
	2007	2006
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents	$300	$2,743
Accounts receivable:
Customer	96,679	97,207
Allowance for doubtful accounts	(1,988)	(1,856)
Associated companies	91,873	28,621
Other	14,186	22,652
Accrued unbilled revenues	75,860	69,628
Total accounts receivable	276,610	216,252
Deferred fuel costs	-	46,310
Accumulated deferred income taxes	15,229	-
Materials and supplies - at average cost	108,959	98,284
Deferred nuclear refueling outage costs	7,080	23,639
Prepayments and other	7,820	5,769
TOTAL	415,998	392,997

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	221,971	208,926
Non-utility property - at cost (less accumulated depreciation)	1,488	1,670
Note receivable - Entergy New Orleans	9,353	-
Other	4	4
TOTAL	232,816	210,600

UTILITY PLANT
Electric	6,550,597	6,693,633
Property under capital lease	253,387	252,972
Construction work in progress	276,974	190,454
Nuclear fuel under capital lease	44,532	82,464
TOTAL UTILITY PLANT	7,125,490	7,219,523
Less - accumulated depreciation and amortization	3,095,473	2,959,422
UTILITY PLANT - NET	4,030,017	4,260,101

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
SFAS 109 regulatory asset - net	117,322	157,789
Other regulatory assets	832,449	539,309
Deferred fuel costs	67,998	67,998
Long-term receivables	2,982	5,986
Other	23,539	20,062
TOTAL	1,044,290	791,144

TOTAL ASSETS	$5,723,121	$5,654,842

See Notes to Financial Statements.

290

ENTERGY LOUISIANA, LLC
BALANCE SHEETS
LIABILITIES AND MEMBERS' EQUITY

	December 31,
	2007	2006
	(In Thousands)

CURRENT LIABILITIES
Accounts payable:
Associated companies	$65,930	$160,555
Other	148,651	203,076
Customer deposits	79,013	72,579
Taxes accrued	7,756	6,237
Accumulated deferred income taxes	-	32,026
Interest accrued	29,739	30,489
Deferred fuel costs	48,784	-
Obligations under capital leases	42,714	39,067
Pension and other postretirement liabilities	8,772	8,276
System agreement cost equalization	46,000	-
Other	18,961	30,425
TOTAL	496,320	582,730

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,803,430	1,827,900
Accumulated deferred investment tax credits	86,045	89,242
Obligations under capital leases	1,818	43,397
Other regulatory liabilities	127,836	50,210
Decommissioning	257,066	238,536
Accumulated provisions	18,405	23,798
Pension and other postretirement liabilities	145,786	146,646
Long-term debt	1,147,660	1,147,647
Other	85,214	86,428
TOTAL	3,673,260	3,653,804

Commitments and Contingencies

MEMBERS' EQUITY
Preferred membership interests without sinking fund	100,000	100,000
Members' equity	1,481,509	1,344,003
Accumulated other comprehensive loss	(27,968)	(25,695)
TOTAL	1,553,541	1,418,308

TOTAL LIABILITIES AND MEMBERS' EQUITY	$5,723,121	$5,654,842

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC
STATEMENTS OF MEMBERS' EQUITY AND COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2007		2006		2005
	(In Thousands)

MEMBERS' EQUITY
Members' Equity, January 1	$1,344,003		$1,105,172		$1,032,703

Add:
Net income	143,337	$143,337	137,618	$137,618	128,082	$128,082
Additional equity from parent	1,119		108,327		-
Total	144,456		245,945		128,082

Deduct:
Dividends/distribution declared:
Common equity	-		-		51,600
Preferred membership interests	6,950	6,950	6,950	6,950	-	-
Other	-		164		4,013
Total	6,950		7,114		55,613

Members' Equity, December 31	$1,481,509		$1,344,003		$1,105,172

ACCUMULATED OTHER COMPREHENSIVE
INCOME (Net of Taxes):
Balance at beginning of period:
Accumulated other comprehensive income	($25,695)		$ -		$ -

Pension and other postretirement liabilities (net of tax (expense) benefit of ($6,703) and $30,137)	(2,273)	(2,273)	(25,695)		-

Balance at end of period:
Pension and other postretirement liabilities	($27,968)		($25,695)		$ -
Comprehensive Income		$134,114		$130,668		$128,082

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC
SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON

	2007	2006	2005	2004	2003
	(In Thousands)

Operating revenues	$2,737,552	$2,451,258	$2,650,181	$2,226,986	$2,165,570
Net Income	$143,337	$137,618	$128,082	$127,495	$146,154
Total assets	$5,723,121	$5,654,842	$5,855,053	$4,845,597	$4,641,142
Long-term obligations (1)	$1,149,478	$1,191,044	$1,208,140	$939,598	$917,247

(1) Includes long-term debt (excluding currently maturing debt) and noncurrent capital lease obligations.

	2007	2006	2005	2004	2003
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$854	$797	$828	$770	$739
Commercial	578	533	539	501	473
Industrial	872	809	834	779	723
Governmental	43	40	41	38	41
Total retail	2,347	2,179	2,242	2,088	1,976
Sales for resale:
Associated companies	310	215	339	96	102
Non-associated companies	8	12	14	13	12
Other	73	45	55	30	76
Total	$2,738	$2,451	$2,650	$2,227	$2,166
Billed Electric Energy Sales (GWh):
Residential	8,646	8,558	8,559	8,842	8,795
Commercial	5,848	5,714	5,554	5,762	5,622
Industrial	13,209	12,770	12,348	13,140	12,870
Governmental	446	441	428	439	491
Total retail (2)	28,149	27,483	26,889	28,183	27,778
Sales for resale:
Associated companies	2,299	2,369	2,451	1,129	1,344
Non-associated companies	112	101	109	122	132
Total	30,560	29,953	29,449	29,434	29,254

(2) 2006 billed electric energy sales includes 96 GWh of billings related to 2005 deliveries that were billed in 2006 because of billing delays following Hurricane Katrina, which results in an increase of 402 GWh in 2006, or 1.5% and an increase of 762 in 2007, or 2.8%.

ENTERGY MISSISSIPPI, INC.

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Hurricane Katrina and Storm Costs Recovery Filing

In August 2005, Hurricane Katrina hit Entergy Mississippi's service territory causing power outages and significant infrastructure damage to Entergy Mississippi's distribution and transmission systems. Entergy has pursued a broad range of initiatives to recover storm restoration and business continuity costs and incremental losses. Initiatives included obtaining assistance through federal legislation for damage caused by Hurricanes Katrina and Rita, and pursuing recovery through existing or new rate mechanisms regulated by the FERC and local regulatory bodies, in combination with securitization.

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

In October 2006, the Mississippi Development Authority approved for payment and Entergy Mississippi received $81 million in CDBG funding for Hurricane Katrina costs. The MPSC then issued a financing order authorizing the issuance of state bonds to finance $8 million of Entergy Mississippi's certified Hurricane Katrina restoration costs and $40 million for an increase in Entergy Mississippi's storm damage reserve. $30 million of the storm damage reserve was set aside in a restricted account. A Mississippi state entity issued the bonds in May 2007, and Entergy Mississippi received proceeds of $48 million. Entergy Mississippi will not report the bonds on its balance sheet because the bonds are the obligation of the state entity, and there is no recourse against Entergy Mississippi in the event of a bond default. To service the bonds, Entergy Mississippi is collecting a system restoration charge on behalf of the state, and remitting the collections to the state. By analogy to and in accordance with Entergy's accounting policy for collection of sales taxes, Entergy Mississippi will not report the collections as revenue because it is merely acting as the billing and collection agent for the state.

Results of Operations

Net Income

2007 Compared to 2006

Net income increased $19.8 million primarily due to higher net revenue, lower other operation and maintenance expenses, higher other income, and lower interest expense, partially offset by higher depreciation and amortization expenses.

2006 Compared to 2005

Net income decreased $9.8 million primarily due to higher other operation and maintenance expenses, higher interest and other charges, and higher taxes other than income taxes, partially offset by higher net revenue.

Net Revenue

2007 Compared to 2006

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits). Following is an analysis of the change in net revenue comparing 2007 to 2006.
Amount
(In Millions)

2006 net revenue	$466.1
Base revenue	7.9
Volume/weather	4.5
Transmission revenue	4.1
Transmission equalization	4.0
Reserve equalization	3.8
Attala costs	(10.2)
Other	6.7
2007 net revenue	$486.9

The base revenue variance is primarily due to a formula rate plan increase effective July 2007. The formula rate plan filing is discussed further in "Significant Factors and Known Trends" below and in Note 2 to the financial statements.

The volume/weather variance is primarily due to increased electricity usage primarily in the residential and commercial sectors, including the effect of more favorable weather on billed electric sales in 2007 compared to 2006. Billed electricity usage increased 214 GWh. The increase in usage was partially offset by decreased usage in the industrial sector.

The transmission revenue variance is due to higher rates and the addition of new transmission customers in late 2006.

The transmission equalization variance is primarily due to a revision made in 2006 of transmission equalization receipts among Entergy companies.

The reserve equalization variance is primarily due to a revision in 2006 of reserve equalization payments among Entergy companies due to a FERC ruling regarding the inclusion of interruptible loads in reserve equalization calculations and lower reserve equalization expenses related to changes in the Entergy System generation mix compared to the same period in 2006.

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

Gross operating revenues, fuel and purchased power expenses, and other regulatory charges (credits)

Gross operating revenues decreased primarily due to a decrease of $255.1 million in fuel cost recovery revenues due to lower fuel rates, partially offset by higher power management rider revenue of $70.8 million and an increase of $91.3 million in gross wholesale revenue as a result of increased sales to affiliated systems.

Fuel and purchased power expenses decreased primarily due to decreased recovery of deferred fuel costs from customers and an increase in demand, partially offset by an increase in the market price of natural gas.

Other regulatory charges increased primarily due to the refunding in 2006, through the power management recovery rider, of gains recorded on gas hedging contracts, in addition to higher Attala costs recovered through the power management recovery rider. There is no material effect on net income due to quarterly adjustments to the power management recovery rider.

2006 Compared to 2005

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

2007 Compared to 2006

Other operation and maintenance expenses decreased primarily due to:

  a decrease of $6.2 million in loss reserves for storm damage in 2007;
  a decrease of $4.0 million in due to the reclassification in 2006 of storm charges from a regulatory asset in accordance with a Joint Stipulation with the MPSC; and
  a decrease of $2.9 million in customer service costs, including a decrease in customer write-offs.

The decrease was partially offset by the following:

  an increase of $3.4 million in insurance costs as a result of amending coverage in mid-2006, higher premiums, and timing differences in premium payments in 2007 compared to 2006;
  an increase of $3.3 million in transmission spending, including additional costs related to the Independent Coordinator of Transmission and additional costs related to substation maintenance; and
  an increase of $3.0 million in vegetation maintenance expenses.

Depreciation and amortization expenses increased primarily due to an increase in plant in service.

Other income increased primarily due to the gain recorded on the sale of non-utility property.

Interest expense decreased primarily due to a decrease in long-term debt outstanding as a result of the redemption of the $100 million 4.35% Series First Mortgage Bonds in January 2007.

2006 Compared to 2005

Other operation and maintenance expense increased primarily due to:

  an increase of $12.9 million in costs associated with the purchase of the Attala plant which was in January 2006;
  an increase of $4.5 million in payroll, payroll-related, and benefit costs;
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

Income Taxes

The effective income tax rates for 2007, 2006, and 2005 were 33.2%, 35.3%, and 35.3%, respectively. See Note 3 to the financial statements for a reconciliation of the federal statutory rate of 35.0% to the effective income tax rate.

Liquidity and Capital Resources

Cash Flow

Cash flows for the years ended December 31, 2007, 2006, and 2005 were as follows:

	2007	2006	2005
	(In Thousands)

Cash and cash equivalents at beginning of period	$73,417	$4,523	$80,396

Cash flow provided by (used in):
Operating activities	169,194	439,145	4,935
Investing activities	(68,901)	(377,524)	(138,510)
Financing activities	(133,128)	7,273	57,702
Net increase (decrease) in cash and cash equivalents	(32,835)	68,894	(75,873)

Cash and cash equivalents at end of period	$40,582	$73,417	$4,523

Operating Activities

Cash flow from operating activities decreased $270 million in 2007 primarily due to:

  decreased recovery of deferred fuel and purchased power costs;
  net income tax refunds received in 2006 compared to income tax payments in 2007; and
  the receipt of $81 million of CDBG funds in 2006.

The decrease was partially offset by securitization proceeds of $48 million received in 2007 and a decrease of $15.6 million in pension contributions.

Cash flow from operating activities increased $405.8 million in 2006 primarily due to:

  increased recovery of deferred fuel and purchased power costs;
  the receipt of $81 million of CDBG funds in October 2006; and
  net income tax refunds of $49 million in 2006.

In the first quarter 2006, Entergy Corporation received an income tax refund as a result of net operating loss carryback provisions contained in the Gulf Opportunity Zone Act of 2005. In accordance with Entergy's intercompany tax allocation agreement, in April 2006 Entergy Corporation distributed $66 million of the refund to Entergy Mississippi.

Investing Activities

Net cash used in investing activities decreased $308.6 million in 2007 primarily due to:

  the receipt of proceeds in 2007 from funds held in trust in 2006 that were used for the redemption in January 2007, prior to maturity, of the $100 million 4.35% Series First Mortgage Bonds;
  the purchase of the Attala plant for $88 million in January 2006; and
  money pool activity.

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

Financing Activities

Entergy Mississippi's financing activities used $133.1 million of cash in 2007 compared to providing $7.3 million in 2006 primarily due to:

  the redemption, prior to maturity, of $100 million of First Mortgage Bonds in January 2007;
  the issuance of $100 million of long-term debt in 2006;
  an increase of $25.3 million in common stock dividends paid in 2007; and
  money pool activity.

Net cash provided by financing activities decreased $50.4 million in 2006 primarily due to money pool activity, partially offset by the issuance of $100 million of First Mortgage Bonds during 2006 and a decrease of $16.9 million in common stock dividends paid.

See Note 5 to the financial statements for details on long-term debt.

Capital Structure

Entergy Mississippi's capitalization is balanced between equity and debt, as shown in the following table. The decrease in the debt to capital percentage as of December 31, 2007 is primarily due to the redemption of $100 million of First Mortgage Bonds in January 2007.
	December 31, 2007	December 31, 2006

Net debt to net capital	48.4%	51.9%
Effect of subtracting cash from debt	1.5%	2.4%
Debt to capital	49.9%	54.3%

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

Following are the amounts of Entergy Mississippi's planned construction and other capital investments, and existing debt obligations and lease obligations (includes estimated interest payments):
	2008	2009-2010	2011-2012	After 2012	Total
	(In Millions)
Planned construction and
capital investment (1)	$173	$293	N/A	N/A	$466
Long-term debt	$141	$79	$153	$1,048	$1,421
Capital lease payments	$2	$4	$3	$2	$11
Operating leases	$9	$15	$9	$19	$52
Purchase obligations (2)	$176	$349	$341	$1,920	$2,786

(1)

Includes approximately $131 to $134 million annually for maintenance capital, which is planned spending on routine capital projects that are necessary to support reliability of service, equipment or systems, and to support normal customer growth.

(2)

Purchase obligations represent the minimum purchase obligation or cancellation charge for contractual obligations to purchase goods or services. For Entergy Mississippi, almost all of the total consists of unconditional fuel and purchased power obligations, including its obligations under the Unit Power Sales Agreement, which is discussed in Note 8 to the financial statements.

In addition to the contractual obligations given above, Entergy Mississippi expects to contribute $10.9 million to its pension plans and $5.2 million to other postretirement plans in 2008. Guidance pursuant to the Pension Protection Act of 2006 rules, effective for the 2008 plan year and beyond, may affect the level of Entergy Mississippi's pension contributions in the future. Also in addition to the contractual obligations, Entergy Mississippi has $64.9 million of unrecognized tax benefits and interest for which the timing of payments beyond 12 months cannot be reasonably estimated due to uncertainties in the timing of effective settlement of tax positions. See Note 3 to the financial statements for additional information regarding unrecognized tax benefits.

The planned capital investment estimate for Entergy Mississippi reflects capital required to support existing business and customer growth. Entergy's Utility supply plan initiative will continue to seek to transform its generation portfolio with new or repowered generation resources. Opportunities resulting from the supply plan initiative, including new projects or the exploration of alternative financing sources, could result in increases or decreases in the capital expenditure estimates given above. The estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints, environmental compliance, market volatility, economic trends, and the ability to access capital. Management provides more information on long-term debt and preferred stock maturities in Notes 5 and 6 to the financial statements.

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

As a wholly-owned subsidiary, Entergy Mississippi dividends its earnings to Entergy Corporation at a percentage determined monthly. Entergy Mississippi's long-term debt indentures restrict the amount of retained earnings available for the payment of cash dividends or other distributions on its common and preferred stock. As of December 31, 2007, Entergy Mississippi had restricted retained earnings unavailable for distribution to Entergy Corporation of $121.6 million.

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

Entergy Mississippi has two separate credit facilities in the aggregate amount of $50 million. In May 2007, Entergy Mississippi renewed its credit facilities through May 2008. Borrowings under the credit facilities may be secured by a security interest in Entergy Mississippi's accounts receivable. No borrowings were outstanding under either facility as of December 31, 2007.

In January 2007, Entergy Mississippi redeemed, prior to maturity, $100 million of 4.35% Series First Mortgage Bonds due April 2008.

Entergy Mississippi has obtained short-term borrowing authorization from the FERC under which it may borrow through March 31, 2008, up to the aggregate amount, at any one time outstanding, of $175 million. In January 2008, Entergy Mississippi filed an application with the FERC to extend the authorization period for its current short-term borrowing limits until March 2010. See Note 4 to the financial statements for further discussion of Entergy Mississippi's short-term borrowing limits. Entergy Mississippi has also obtained an order from the FERC authorizing long-term securities issuances. The long-term authority extends through June 30, 2009.

Entergy Mississippi's receivables from or (payables to) the money pool were as follows as of December 31 for each of the following years:
2007	2006	2005	2004
(In Thousands)

$20,997	$39,573	($84,066)	$21,584

See Note 4 to the financial statements for a description of the money pool.

Significant Factors and Known Trends

State and Local Rate Regulation

The rates that Entergy Mississippi charges for electricity significantly influence its financial position, results of operations, and liquidity. Entergy Mississippi is regulated and the rates charged to its customers are determined in regulatory proceedings. A governmental agency, the MPSC, is primarily responsible for approval of the rates charged to customers.

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

Entergy Mississippi's fuel and purchased power costs recovered from customers are also subject to regulatory scrutiny.

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

Cost Sensitivity

The following chart reflects the sensitivity of qualified pension cost to changes in certain actuarial assumptions (dollars in thousands):

Actuarial Assumption	Change in Assumption	Impact on 2007 Qualified Pension Cost	Impact on Projected Qualified Benefit Obligation
	Increase/(Decrease)

Discount rate	(0.25%)	$666	$6,339
Rate of return on plan assets	(0.25%)	$452	-
Rate of increase in compensation	0.25%	$293	$1,352

The following chart reflects the sensitivity of postretirement benefit cost to changes in certain actuarial assumptions (dollars in thousands):

Actuarial Assumption	Change in Assumption	Impact on 2007 Postretirement Benefit Cost	Impact on Accumulated Postretirement Benefit Obligation
	Increase/(Decrease)

Health care cost trend	0.25%	$276	$1,531
Discount rate	(0.25%)	$164	$1,910

Each fluctuation above assumes that the other components of the calculation are held constant.

Costs and Funding

Total qualified pension cost for Entergy Mississippi in 2007 was $5.9 million. Entergy anticipates 2008 qualified pension cost to be $4.8 million. Entergy Mississippi contributed $0.8 million to its qualified pension plans in 2007 and anticipates that it will contribute $10.9 million in 2008. Guidance pursuant to the Pension Protection Act of 2006 rules, effective for the 2008 plan year and beyond, may affect the level of Entergy Mississippi's pension contributions in the future.

Total postretirement health care and life insurance benefit costs for Entergy Mississippi in 2007 were $5.4 million, including $1.8 million in savings due to the estimated effect of future Medicare Part D subsidies. Entergy Mississippi expects 2008 postretirement health care and life insurance benefit costs to approximate $5.2 million, including $1.6 million in savings due to the estimated effect of future Medicare Part D subsidies. Entergy Mississippi expects to contribute $5.2 million to its other postretirement plans in 2008.

New Accounting Pronouncements

See "New Accounting Pronouncements" section of Entergy Corporation and Subsidiaries Management's Discussion and Analysis for a discussion of new accounting pronouncements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Entergy Mississippi, Inc.:

We have audited the accompanying balance sheets of Entergy Mississippi, Inc. (the "Company") as of December 31, 2007 and 2006, and the related statements of income, of retained earnings, and of cash flows (pages 306 through 310 and applicable items in pages 59 through 172) for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Entergy Mississippi, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2008 expressed an unqualified opinion on the Company's internal control over financial reporting.

DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 28, 2008

ENTERGY MISSISSIPPI, INC.
INCOME STATEMENTS

	For the Years Ended December 31,
	2007	2006	2005
	(In Thousands)

OPERATING REVENUES
Electric	$1,372,802	$1,450,008	$1,306,543

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	456,346	586,625	136,870
Purchased power	414,763	463,015	688,800
Other operation and maintenance	202,952	206,031	176,202
Taxes other than income taxes	62,516	63,126	58,540
Depreciation and amortization	79,470	75,561	72,028
Other regulatory charges (credits) - net	14,810	(65,714)	41,414
TOTAL	1,230,857	1,328,644	1,173,854

OPERATING INCOME	141,945	121,364	132,689

OTHER INCOME
Allowance for equity funds used during construction	3,900	3,942	3,490
Interest and dividend income	5,572	6,435	2,560
Miscellaneous - net	1,011	(2,348)	(1,613)
TOTAL	10,483	8,029	4,437

INTEREST AND OTHER CHARGES
Interest on long-term debt	41,699	45,555	39,406
Other interest - net	5,321	5,661	4,301
Allowance for borrowed funds used during construction	(2,548)	(2,675)	(2,636)
TOTAL	44,472	48,541	41,071

INCOME BEFORE INCOME TAXES	107,956	80,852	96,055

Income taxes	35,850	28,567	33,952

NET INCOME	72,106	52,285	62,103

Preferred dividend requirements and other	2,768	2,828	3,316

EARNINGS APPLICABLE TO
COMMON STOCK	$69,338	$49,457	$58,787

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2007	2006	2005
	(In Thousands)

OPERATING ACTIVITIES
Net income	$72,106	$52,285	$62,103
Adjustments to reconcile net income to net cash flow provided by operating activities:
Other regulatory charges (credits) - net	14,810	(65,714)	41,414
Depreciation and amortization	79,470	75,561	72,028
Deferred income taxes, investment tax credits, and non-current taxes accrued	(17,123)	63,964	95,612
Changes in working capital:
Receivables	898	41,108	(33,549)
Fuel inventory	(2,721)	(4,558)	1,050
Accounts payable	(13,379)	(32,643)	37,204
Taxes accrued	(9,649)	12,566	(6,985)
Interest accrued	2,131	(588)	1,164
Deferred fuel costs	(18,654)	209,192	(136,749)
Other working capital accounts	(12,432)	18,241	4,487
Provision for estimated losses and reserves	40,228	600	(3,283)
Changes in other regulatory assets	37,381	7,581	(63,618)
Other	(3,872)	61,550	(65,943)
Net cash flow provided by operating activities	169,194	439,145	4,935

INVESTING ACTIVITIES
Construction expenditures	(156,643)	(152,193)	(163,584)
Payment for purchase of plant	-	(88,199)	-
Allowance for equity funds used during construction	3,900	3,942	3,490
Proceeds from sale of assets	2,616	-	-
Change in money pool receivable - net	11,974	(39,573)	21,584
Changes in other temporary investments - net	100,000	(101,501)	-
Payment to storm reserve escrow account	(30,748)	-	-
Net cash flow used in investing activities	(68,901)	(377,524)	(138,510)

FINANCING ACTIVITIES
Proceeds from the issuance of:
Long-term debt	-	99,167	-
Preferred stock	-	-	29,151
Retirement of long-term debt	(100,000)	-	-
Redemption of preferred stock	-	-	(30,269)
Change in money pool payable - net	-	(84,066)	84,066
Dividends paid:
Common stock	(30,300)	(5,000)	(21,900)
Preferred stock	(2,828)	(2,828)	(3,346)
Net cash flow provided by (used in) financing activities	(133,128)	7,273	57,702

Net increase (decrease) in cash and cash equivalents	(32,835)	68,894	(75,873)

Cash and cash equivalents at beginning of period	73,417	4,523	80,396

Cash and cash equivalents at end of period	$40,582	$73,417	$4,523

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period for:
Interest - net of amount capitalized	$42,479	$49,693	$40,445
Income taxes	$48,914	($49,158)	$4,446

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
BALANCE SHEETS
ASSETS

	December 31,
	2007	2006
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$117	$2,128
Temporary cash investment - at cost,
which approximates market	40,465	71,289
Total cash and cash equivalents	40,582	73,417
Accounts receivable:
Customer	62,052	61,216
Allowance for doubtful accounts	(615)	(616)
Associated companies	23,534	45,040
Other	8,234	9,032
Accrued unbilled revenues	33,535	32,550
Total accounts receivable	126,740	147,222
Accumulated deferred income taxes	7,686	-
Fuel inventory - at average cost	10,366	7,645
Materials and supplies - at average cost	30,167	28,607
Other special deposits	-	100,000
Prepayments and other	13,701	7,398
TOTAL	229,242	364,289

OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity	5,531	5,531
Non-utility property - at cost (less accumulated depreciation)	5,140	6,061
Storm reserve escrow account	30,748	-
Note receivable - Entergy New Orleans	7,610	-
TOTAL	49,029	11,592

UTILITY PLANT
Electric	2,829,065	2,692,971
Property under capital lease	9,116	17
Construction work in progress	72,753	79,950
TOTAL UTILITY PLANT	2,910,934	2,772,938
Less - accumulated depreciation and amortization	995,902	945,548
UTILITY PLANT - NET	1,915,032	1,827,390

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
SFAS 109 regulatory asset - net	29,868	26,378
Other regulatory assets	141,717	186,986
Long-term receivables	819	2,288
Other	20,562	21,968
TOTAL	192,966	237,620

TOTAL ASSETS	$2,386,269	$2,440,891

See Notes to Financial Statements.

308

ENTERGY MISSISSIPPI, INC.
BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY

	December 31,
	2007	2006
	(In Thousands)

CURRENT LIABILITIES
Accounts payable:
Associated companies	$46,424	$59,696
Other	36,104	38,097
Customer deposits	55,719	51,568
Taxes accrued	36,038	45,687
Accumulated deferred income taxes	-	3,963
Interest accrued	15,194	13,063
Deferred fuel costs	76,582	95,236
Other	8,905	17,624
TOTAL	274,966	324,934

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	535,469	516,558
Accumulated deferred investment tax credits	9,748	11,047
Obligations under capital lease	7,806	-
Asset retirement cost liabilities	4,505	4,254
Accumulated provisions	50,264	10,036
Pension and other postretirement liabilities	56,946	64,604
Long-term debt	695,266	795,187
Other	44,243	46,253
TOTAL	1,404,247	1,447,939

Commitments and Contingencies

SHAREHOLDERS' EQUITY
Preferred stock without sinking fund	50,381	50,381
Common stock, no par value, authorized 15,000,000
shares; issued and outstanding 8,666,357 shares in 2007 and 2006	199,326	199,326
Capital stock expense and other	(690)	(690)
Retained earnings	458,039	419,001
TOTAL	707,056	668,018

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,386,269	$2,440,891

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
STATEMENTS OF RETAINED EARNINGS

	For the Years Ended December 31,
	2007	2006	2005
	(In Thousands)

Retained Earnings, January 1	$419,001	$374,544	$338,164

Add:
Net income	72,106	52,285	62,103

Deduct:
Preferred dividend requirements and other	2,768	2,828	3,316
Dividends declared on common stock	30,300	5,000	21,900
Capital stock and other expenses	-	-	507
Total	33,068	7,828	25,723

Retained Earnings, December 31	$458,039	$419,001	$374,544

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON

	2007	2006	2005	2004	2003
	(In Thousands)

Operating revenues	$1,372,802	$1,450,008	$1,306,543	$1,213,629	$1,035,360
Net Income	$72,106	$52,285	$62,103	$73,497	$67,058
Total assets	$2,386,269	$2,440,891	$2,311,043	$2,036,186	$1,952,352
Long-term obligations (1)	$703,072	$795,187	$695,157	$695,125	$655,051

(1) Includes long-term debt (excluding currently maturing debt) and noncurrent capital lease obligations.

	2007	2006	2005	2004	2003
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$500	$568	$503	$467	$410
Commercial	428	484	421	397	342
Industrial	185	236	209	204	174
Governmental	40	45	41	38	32
Total retail	1,153	1,333	1,174	1,106	958
Sales for resale:
Associated companies	139	43	62	39	21
Non-associated companies	33	37	37	30	21
Other	48	37	34	39	35
Total	$1,373	$1,450	$1,307	$1,214	$1,035
Billed Electric Energy Sales (GWh):
Residential	5,474	5,387	5,333	5,085	5,092
Commercial	4,872	4,746	4,630	4,518	4,476
Industrial	2,771	2,927	2,967	2,977	2,939
Governmental	421	417	411	398	384
Total retail	13,538	13,477	13,341	12,978	12,891
Sales for resale:
Associated companies	1,025	469	516	305	112
Non-associated companies	468	431	420	393	331
Total	15,031	14,377	14,277	13,676	13,334

ENTERGY NEW ORLEANS, INC.

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Hurricane Katrina

In August 2005, Hurricane Katrina caused catastrophic damage to Entergy New Orleans' service territory, including the effect of extensive flooding that resulted from levee breaks in and around the New Orleans area. The storms and flooding resulted in power outages; significant damage to electric distribution, transmission, and generation and gas infrastructure; and the loss of sales and customers due to mandatory evacuations and the destruction of homes and businesses. Entergy has pursued a broad range of initiatives to recover storm restoration and business continuity costs. Initiatives include obtaining reimbursement of certain costs covered by insurance, obtaining assistance through federal legislation for damage caused by Hurricanes Katrina and Rita, and pursuing recovery through existing or new rate mechanisms regulated by the FERC and local regulatory bodies.

Community Development Block Grants (CDBG)

In December 2005, the U.S. Congress passed the Katrina Relief Bill, a hurricane aid package that includes $11.5 billion in CDBG funding (for the states affected by Hurricanes Katrina, Rita, and Wilma) that allows state and local leaders to fund individual recovery priorities. The bill includes language that permits funding to be provided for infrastructure restoration. In March 2006, Entergy New Orleans provided a justification statement to state and local officials in connection with its pursuit of CDBG funds to mitigate Hurricane Katrina restoration costs that otherwise would be borne by customers. The statement included all the estimated costs of Hurricane Katrina damage, as well as a lost customer base component intended to help offset the need for storm-related rate increases. In October 2006, the Louisiana Recovery Authority Board endorsed a resolution proposing to allocate $200 million in CDBG funds to Entergy New Orleans to defray gas and electric utility system repair costs in an effort to provide rate relief for Entergy New Orleans customers. The proposal was developed as an action plan amendment and published for public comment. State lawmakers approved the action plan in December 2006, and the U. S. Department of Housing and Urban Development approved it in February 2007. Entergy New Orleans filed applications seeking City Council certification of its storm-related costs incurred through December 2006. Entergy New Orleans supplemented this request to include the estimated future cost of the gas system rebuild.

In March 2007, the City Council certified that Entergy New Orleans incurred $205 million in storm-related costs through December 2006 that are eligible for CDBG funding under the state action plan, and certified Entergy New Orleans' estimated costs of $465 million for its gas system rebuild (which is discussed below). In April 2007, Entergy New Orleans executed an agreement with the Louisiana Office of Community Development (OCD) under which $200 million of CDBG funds will be made available to Entergy New Orleans. Entergy New Orleans submitted the agreement to the bankruptcy court, which approved it on April 25, 2007. Entergy New Orleans has received $180.8 million of the funds as of December 31, 2007, and under the agreement with the OCD, Entergy New Orleans expects to receive the remainder as it incurs and submits additional eligible costs.

Insurance Claims

See Note 8 to the financial statements for a discussion of Entergy's conventional property insurance program. Entergy has received a total of $134.5 million as of December 31, 2007 on its Hurricane Katrina and Hurricane Rita insurance claims, including $69.5 million that Entergy received in the second quarter 2007 in settlement of its Hurricane Katrina claim with one of its two excess insurers. Of the $134.5 million received, $70.7 million has been allocated to Entergy New Orleans. In the third quarter 2007, Entergy filed a lawsuit in the U.S. District Court for the Eastern District of Louisiana against its other excess insurer on the Hurricane Katrina claim. At issue in the lawsuit is whether any policy exclusions limit the extent of coverage provided by that insurer.
There was an aggregation limit of $1 billion for all parties insured by the primary insurer for any one occurrence at the time of the Hurricane Katrina and Hurricane Rita losses, and the primary insurer notified Entergy that it expects claims for Hurricane Katrina and Hurricane Rita to materially exceed this limit. Entergy currently estimates that its remaining net insurance recoveries for the losses caused by the hurricanes, including the effects of the primary insurance aggregation limit being exceeded and the litigation against the excess insurer, will be approximately

 $151 million for Entergy New Orleans. Entergy New Orleans currently expects to receive payment for the majority of its estimated insurance recovery related to Hurricane Katrina through 2009.

Rate and Storm-related Riders Filings

See "Formula Rate Plans and Storm-related Riders" below for a discussion of Entergy New Orleans' June 2006 formula rate plan filings and request to implement two storm-related riders filed with the City Council.

Gas System Rebuild

In addition to the Hurricane Katrina storm restoration costs that Entergy New Orleans incurred, Entergy New Orleans expects that over a longer term accelerated rebuilding of the gas system in New Orleans will be necessary due to the massive salt water intrusion into the system caused by the flooding in New Orleans. The salt water intrusion is expected to shorten the life of the gas system, making it necessary to rebuild that system over time, earlier than otherwise would be expected. Entergy New Orleans currently expects the cost to rebuild the gas system to be $465 million, with the project extending many years into the future. To the extent that Entergy New Orleans receives insurance proceeds for future construction expenditures associated with rebuilding its gas system, the October 2006 City Council resolution approving the settlement of Entergy New Orleans' rate and storm-cost recovery filings requires Entergy New Orleans to record those proceeds in a designated sub-account of other deferred credits. This other deferred credit is shown as "Gas system rebuild insurance proceeds" on Entergy New Orleans' balance sheet.

Bankruptcy Proceedings

As a result of the effects of Hurricane Katrina and the effect of extensive flooding that resulted from levee breaks in and around the New Orleans area, on September 23, 2005, Entergy New Orleans filed a voluntary petition in bankruptcy court seeking reorganization relief under Chapter 11 of the U.S. Bankruptcy Code. On May 7, 2007, the bankruptcy judge entered an order confirming Entergy New Orleans' plan of reorganization. With the receipt of CDBG funds, and the agreement on insurance recovery with one of its excess insurers, Entergy New Orleans waived the conditions precedent in its plan of reorganization, and the plan became effective on May 8, 2007. Following are significant terms in Entergy New Orleans' plan of reorganization:

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
  Entergy New Orleans issued notes due in three years in satisfaction of its affiliate prepetition accounts payable (approximately $74 million, including interest), including its indebtedness to the Entergy System money pool. Entergy New Orleans included in the principal amount of the notes accrued interest from September 23, 2005 at the Louisiana judicial rate of interest for 2005 (6%) and 2006 (8%), and at the Louisiana judicial rate of interest plus 1% for 2007 through the date of issuance of the notes. Entergy New Orleans will pay interest on the notes from their date of issuance at the Louisiana judicial rate of interest plus 1%. The Louisiana judicial rate of interest is 9.5% for 2007 and 8.5% for 2008.
  Entergy New Orleans repaid in full, in cash, the outstanding borrowings under the debtor-in-possession credit agreement between Entergy New Orleans and Entergy Corporation (approximately $67 million).
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

Municipalization

Municipalization is one potential outcome of Entergy New Orleans' recovery effort that may be pursued by a stakeholder or stakeholders. In June 2006, the Louisiana Legislature passed a law that establishes a governance structure for a public power authority, if municipalization of Entergy New Orleans' utility business is pursued. Entergy New Orleans' October 2006 settlement approved by the City Council allowing phased-in rate increases through 2008, discussed in "Formula Rate Plans and Storm-related Riders" below, provides that Entergy New Orleans will work with the City Council to seek an exception to the Stafford Act that will afford Stafford Act protections to Entergy New Orleans if another catastrophic event affects Entergy New Orleans. The Stafford Act provides for restoration funding from the federal government for municipal and cooperative utilities, but does not allow such funding for investor-owned utilities like Entergy New Orleans.

Results of Operations

Net Income

2007 Compared to 2006

Net income increased $19.2 million primarily due to higher net revenue, higher other income, and lower reorganization item expenses, partially offset by higher other operation and maintenance expenses, higher taxes other than income taxes, and higher interest and other charges.

2006 Compared to 2005

Net income increased $4.1 million primarily due to higher net revenue, lower other operation and maintenance expenses, lower taxes other than income taxes, and higher other income, partially offset by higher interest and other charges.

Net Revenue

2007 Compared to 2006

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges. Following is an analysis of the change in net revenue comparing 2007 to 2006.

Amount
(In Millions)

2006 net revenue	$192.2
Fuel recovery	42.6
Volume/weather	25.6
Rider revenue	8.5
Net wholesale revenue	(41.2)
Other	3.3
2007 net revenue	$231.0

The fuel recovery variance is due to the inclusion of Grand Gulf costs in fuel recoveries effective July 1, 2006. In June 2006, the City Council approved the recovery of Grand Gulf costs through the fuel adjustment clause, without a corresponding change in base rates (a significant portion of Grand Gulf costs was previously recovered through base rates).

The volume/weather variance is due to an increase in electricity usage in the service territory in 2007 compared to the same period in 2006. The first quarter 2006 was affected by customer losses following Hurricane Katrina. Entergy New Orleans estimates that approximately 132,000 electric customers and 86,000 gas customers have returned and are taking service as of December 31, 2007, compared to approximately

 95,000 electric customers and 65,000 gas customers as of December 31, 2006. Billed retail electricity usage increased a total of 540 GWh compared to the same period in 2006, an increase of 14%.

The rider revenue variance is due primarily to a storm reserve rider effective March 2007 as a result of the City Council's approval of a settlement agreement in October 2006. The approved storm reserve will be created over a ten-year period through the rider and the funds will be held in a restricted escrow account. The settlement agreement is discussed in Note 2 to the financial statements.

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

2006 Compared to 2005

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges. Following is an analysis of the change in net revenue comparing 2006 to 2005.
Amount
(In Millions)

2005 net revenue	$179.2
Fuel recovery	48.1
Net wholesale revenue	22.4
Volume/weather	(44.3)
Price applied to unbilled electric sales	(11.3)
Other	(1.9)
2006 net revenue	$192.2

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

The volume/weather variance is due to a decrease in electricity usage in the service territory caused by customer losses following Hurricane Katrina, partially offset increased usage during the unbilled sales period. Billed retail electricity usage decreased a total of 953 GWh, a decline of 20%. Entergy New Orleans estimated that approximately 95,000 electric customers and 65,000 gas customers had returned and were taking service as of December 31, 2006. Prior to Hurricane Katrina, Entergy New Orleans had approximately 190,000 electric customers and 144,000 gas customers.

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

Other Income Statement Variances

2007 Compared to 2006

Other operation and maintenance expenses increased primarily due to:

  an increase of $13.3 million as a result of the return to normal operations work in 2007 versus storm restoration activities in 2006 as a result of Hurricane Katrina;
  an increase of $11 million due to a provision for storm-related bad debts; and
  an increase of $5.6 million in loss reserves due to the implementation of the storm reserve rider in March 2007. The storm reserve rider is discussed above under "Net Revenue".

Taxes other than income taxes increased primarily due to lower franchise taxes in 2006 as a result of lower revenues and a reduction in ad valorem tax assessments in 2006.

Reorganization items in 2006 consist primarily of professional fees associated with the bankruptcy case and, pursuant to an agreement with the first mortgage bondholders, the accrual in the fourth quarter 2006 for the plan of reorganization provision that paid the first mortgage bondholders an amount, $12.2 million, equal to the one year of interest from the bankruptcy petition date that the bondholders had waived previously in the bankruptcy proceeding.

Other income increased due to carrying costs related to the Hurricane Katrina storm costs regulatory asset.

Interest and other charges increased primarily due to interest accruals on first mortgage bonds. On September 23, 2006, when the one-year interest moratorium agreed to by the bondholders expired, Entergy New Orleans resumed interest accruals on its outstanding first mortgage bonds. In addition, beginning May 8, 2007, Entergy New Orleans began accruing interest on third-party and affiliate accounts payable as a result of its plan of reorganization filed with the bankruptcy court, as discussed above. The increase was partially offset by a decrease in other interest due to interest recorded on the DIP credit facility in 2006.

2006 Compared to 2005

Taxes other than income taxes decreased primarily due to lower franchise taxes in 2006 due to lower revenues and a reduction in ad valorem tax assessments in 2006.

Other operation and maintenance expenses decreased due to limited operations since Hurricane Katrina and storm restoration efforts in 2006.

Reorganization items primarily consist of professional fees associated with the bankruptcy case and, pursuant to an agreement with the first mortgage bondholders, the accrual in the fourth quarter 2006 for the plan of reorganization provision that paid the first mortgage bondholders an amount, $12.2 million, equal to the one year of interest from the bankruptcy petition date that the bondholders had waived previously in the bankruptcy proceeding.

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

Income Taxes

The effective income tax rates for 2007, 2006, and 2005 were 35.5%, 48.6%, and 58.9%, respectively. See Note 3 to the financial statements for a reconciliation of the federal statutory rate of 35% to the effective income tax rate.

Preferred Dividends

No preferred dividends were declared during the third and fourth quarters of 2005 and the first quarter 2006. Due to its bankruptcy, Entergy New Orleans did not pay the preferred stock dividends due October 1, 2005; January 1, 2006; or April 1, 2006.

Refer to Note 18 to the financial statements for Entergy New Orleans' bankruptcy proceeding and plan or reorganization, which was approved by the bankruptcy judge in May 2007. Because its plan of reorganization included a proposal to pay the accumulated, unpaid dividends on all three series of its preferred stock, Entergy New Orleans resumed accruing for those dividends in the fourth quarter 2006.

Liquidity and Capital Resources

Debtor-in-Possession Credit Facility

On September 26, 2005, Entergy New Orleans, as borrower, and Entergy Corporation, as lender, entered into a debtor-in-possession credit facility to provide funding to Entergy New Orleans during its business restoration efforts. The credit facility provided for up to $200 million in loans. The interest rate on borrowings under the credit facility was the average interest rate of borrowings outstanding under Entergy Corporation's revolving credit facility. With the confirmation of Entergy New Orleans' plan of reorganization in May 2007, Entergy New Orleans repaid to Entergy Corporation, in full, in cash, the $67 million of outstanding borrowings under the debtor-in-possession credit facility.

Cash Flow

Cash flows for the years ended December 31, 2007, 2006, and 2005 were as follows:

	2007	2006	2005

Cash and cash equivalents at beginning of period	$17,093	$48,056	$7,954

Cash flow provided by (used in):
Operating activities	207,394	95,430	(41,152)
Investing activities	(78,441)	(73,050)	(52,998)
Financing activities	(54,036)	(53,343)	134,252
Net increase (decrease) in cash and cash equivalents	74,917	(30,963)	40,102

Cash and cash equivalents at end of period	$92,010	$17,093	$48,056

Operating Activities

Net cash provided by operating activities increased $112.0 million in 2007 primarily due to:

  the receipt of CDBG funds of $180.8 million; and
  an increase in net income.

These increases were partially offset by the following:

  a net tax refund of $57.2 million in 2006 compared to a net tax refund of $3.6 million in 2007;
  pension contributions of $44 million in 2007;
  Entergy New Orleans' use of cash for the payment of prepetition accounts payable (approximately $29 million, including interest); and
  the resumption of interest payments on its first mortgage bonds, and the payment of other bankruptcy-related items.

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

Investing Activities

Net cash used in investing activities increased $5.4 million in 2007 primarily due to money pool activity and additional capital expenditures, partially offset by the receipt in the second quarter 2007 of insurance proceeds related to Hurricane Katrina and proceeds of $10 million received related to the sale in the first quarter 2007 of a power plant that had been out of service since 1984.

Net cash used in investing activities increased $20.1 million in 2006 primarily due to capital expenditure activity related to Hurricane Katrina. Capital expenditures made during 2006 as a result of Hurricane Katrina were approximately $59 million.

Financing Activities

Net cash used in financing activities increased slightly by $0.7 million in 2007. In 2007, Entergy New Orleans repaid, in full, its borrowings under the debtor in possession credit facility. In 2006, Entergy New Orleans had net payments on borrowings under the DIP credit facility of $38.1 million and the repayment by setoff in 2006 of its $15 million credit facility.

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

	December 31, 2007	December 31, 2006

Net debt to net capital	52.0%	60.4%
Effect of subtracting cash from debt	8.9%	1.5%
Debt to capital	60.9%	61.9%

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

Following are the amounts of Entergy New Orleans' planned construction and other capital investments and existing debt and lease obligations (includes estimated interest payments):

	2008	2009-2010	2011-2012	After 2012	Total
	(In Millions)
Planned construction and
capital investment (1)	$32	$70	N/A	N/A	$102
Long-term debt	$42	$52	$19	$241	$354
Operating leases	$1	$1.5	$0.5	$1	$4
Purchase obligations (2)	$160	$290	$209	$1,235	$1,894

(1)

Includes approximately $29 to $33 million annually for maintenance capital, which is planned spending on routine capital projects that are necessary to support reliability of service, equipment or systems and to support normal customer growth.

(2)

Purchase obligations represent the minimum purchase obligation or cancellation charge for contractual obligations to purchase goods or services. For Entergy New Orleans, almost all of the total consists of unconditional fuel and purchased power obligations, including its obligations under the Unit Power Sales Agreement, which is discussed in Note 8 to the financial statements.

In addition to the contractual obligations given above, Entergy New Orleans expects to make payments of approximately $112 million for the years 2008-2010 related to Hurricane Katrina restoration work and its gas rebuild project, of which $45 million is expected to be incurred in 2008. Also, Entergy New Orleans expects to contribute $5.2 million to other postretirement plans in 2008. Entergy New Orleans does not expect to make a pension contribution in 2008. Guidance pursuant to the Pension Protection Act of 2006 rules, effective for the 2008 plan year and beyond, may affect the level of Entergy New Orleans' pension contributions in the future. Also in addition to the contractual obligations, Entergy New Orleans has $45.3 million of unrecognized tax benefits and interest for which the timing of payments beyond 12 months cannot be reasonably estimated due to uncertainties in the timing of effective settlement of tax positions. See Note 3 to the financial statements for additional information regarding unrecognized tax benefits.

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

Sources of Capital

Entergy New Orleans' sources to meet its capital requirements include:

  internally generated funds;
  cash on hand; and
  debt and preferred stock issuances.

Entergy New Orleans' receivables from or (payables to) the money pool were as follows as of December 31 for each of the following years:
2007	2006	2005	2004
(In Thousands)

$47,705	($37,166)	($37,166)	$1,413

See Note 4 to the financial statements for a description of the money pool. As discussed above in "Bankruptcy Proceedings", Entergy New Orleans issued notes due in three years in satisfaction of its affiliate prepetition accounts payable, including its indebtedness to the Entergy System money pool of $37.2 million.

In addition, Entergy New Orleans had a 364-day credit facility in the amount of $15 million which expired in May 2006. As authorized by the bankruptcy judge, in July 2006, Entergy New Orleans set off $15 million of its cash held by the lender against the outstanding debt on the credit facility.

Entergy New Orleans has obtained short-term borrowing authorization from the FERC under which it may borrow through May 4, 2009, up to the aggregate amount, at any one time outstanding, of $100 million. In January 2008, Entergy New Orleans filed an application with the FERC to extend the authorization period for its current short-term borrowing limits until March 2010. See Note 4 to the financial statements for further discussion of Entergy New Orleans' short-term borrowing limits. The long-term securities issuances of Entergy New Orleans are limited to amounts authorized by the City Council, and it intends to file a request during 2008 for renewal of its authority.

Significant Factors and Known Trends

State and Local Rate Regulation

The rates that Entergy New Orleans charges for electricity and natural gas significantly influence its financial position, results of operations, and liquidity. Entergy New Orleans is regulated and the rates charged to its customers are determined in regulatory proceedings. A governmental agency, the City Council, is primarily responsible for approval of the rates charged to customers.

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

In October 2006, the City Council approved a settlement agreement that resolves Entergy New Orleans' rate and storm-related rider filings by providing for phased-in rate increases, while taking into account with respect to storm restoration costs the anticipated receipt of CDBG funding as recommended by the Louisiana Recovery Authority. The settlement provides for a 0% increase in electric base rates through December 2007, with a $3.9 million increase implemented in January 2008. Recovery of all Grand Gulf costs through the fuel adjustment clause will continue. Gas base rates increased by $4.75 million in November 2006 and increased by additional $1.5 million in March 2007 and an additional $4.75 million in November 2007. The settlement calls for Entergy New Orleans to file a base rate case by July 31, 2008. The settlement agreement discontinues the formula rate plan and the generation performance-based plan but permits Entergy New Orleans to file an application to seek authority to implement formula rate plan mechanisms no sooner than six months following the effective date of the implementation of the base rates resulting from the July 31, 2008 base rate case. Any storm costs in excess of CDBG funding and insurance proceeds will be addressed in that base rate case. The settlement also authorizes a $75 million storm reserve for damage from future storms, which will be created over a ten-year period through a storm reserve rider beginning in March 2007. These storm reserve funds will be held in a restricted escrow account.

In January 2008, Entergy New Orleans voluntarily implemented a 6.15% base rate credit for electric customers, which Entergy New Orleans estimates will return $10.6 million to electric customers in 2008. Entergy New Orleans was able to implement this credit because the recovery of New Orleans after Hurricane Katrina has been occurring faster than expected.

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

Cost Sensitivity

The following chart reflects the sensitivity of qualified pension cost to changes in certain actuarial assumptions (dollars in thousands):

Actuarial Assumption	Change in Assumption	Impact on 2007 Qualified Pension Cost	Impact on Projected Qualified Benefit Obligation
	Increase/(Decrease)

Discount rate	(0.25%)	$275	$2,696
Rate of return on plan assets	(0.25%)	$170	-
Rate of increase in compensation	0.25%	$120	$627

The following chart reflects the sensitivity of postretirement benefit cost to changes in certain actuarial assumptions (dollars in thousands):

Actuarial Assumption	Change in Assumption	Impact on 2007 Postretirement Benefit Cost	Impact on Accumulated Postretirement Benefit Obligation
	Increase/(Decrease)

Health care cost trend	0.25%	$191	$1,138
Discount rate	(0.25%)	$88	$1,421

Each fluctuation above assumes that the other components of the calculation are held constant.

Costs and Funding

Total qualified pension cost for Entergy New Orleans in 2007 was $2.8 million. Entergy New Orleans anticipates 2008 qualified pension cost to decrease to $1.6 million. Entergy New Orleans contributed $43.6 million to its qualified pension plan in 2007. There is no required qualified pension plan funding anticipated for Entergy New Orleans in 2008. Guidance pursuant to the Pension Protection Act of 2006 rules, effective for the 2008 plan year and beyond, may affect the level of Entergy New Orleans' pension contributions in the future.

Total postretirement health care and life insurance benefit costs for Entergy New Orleans in 2007 were $4.9 million, including $1.2 million in savings due to the estimated effect of future Medicare Part D subsidies. Entergy New Orleans expects 2008 postretirement health care and life insurance benefit costs to approximate $5 million, including $1.1 million in savings due to the estimated effect of future Medicare Part D subsidies. Entergy New Orleans expects to contribute $5.2 million to its other postretirement plans in 2008.

New Accounting Pronouncements

See "New Accounting Pronouncements" section of Entergy Corporation and Subsidiaries Management's Discussion and Analysis for discussion of new accounting pronouncements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Entergy New Orleans, Inc.:

We have audited the accompanying balance sheets of Entergy New Orleans, Inc. (the "Company") as of December 31, 2007 and 2006, and the related statements of income, of retained earnings, and of cash flows (pages 325 through 330 and applicable items in pages 59 through 172) for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Entergy New Orleans, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 18 to the respective financial statements, on May 7, 2007, the Bankruptcy Court entered an order confirming the plan of reorganization which became effective after the close of the business on May 8, 2007. Under the plan of reorganization, the Company is required to comply with certain terms and conditions as more fully described in Note 18 to the financial statements.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2008 expressed an unqualified opinion on the Company's internal control over financial reporting.

DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 28, 2008

ENTERGY NEW ORLEANS, INC.
INCOME STATEMENTS

	For the Years Ended December 31,
	2007	2006	2005
	(In Thousands)

OPERATING REVENUES
Electric	$557,458	$471,066	$536,016
Natural gas	119,469	100,088	137,310
TOTAL	676,927	571,154	673,326

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	243,470	157,535	217,365
Purchased power	198,329	217,212	273,576
Other operation and maintenance	114,254	78,856	89,130
Taxes other than income taxes	38,439	34,953	41,538
Depreciation and amortization	32,287	31,634	33,975
Reorganization items	-	26,455	1,489
Other regulatory charges - net	4,127	4,160	3,181
TOTAL	630,906	550,805	660,254

OPERATING INCOME	46,021	20,349	13,072

OTHER INCOME
Allowance for equity funds used during construction	1,736	3,078	3,229
Interest and dividend income	11,583	4,363	1,795
Miscellaneous - net	(1,057)	(543)	(4,110)
TOTAL	12,262	6,898	914

INTEREST AND OTHER CHARGES
Interest on long-term debt	12,978	4,069	10,153
Other interest - net	8,519	15,260	3,402
Allowance for borrowed funds used during construction	(1,302)	(2,477)	(2,609)
TOTAL	20,195	16,852	10,946

INCOME BEFORE INCOME TAXES	38,088	10,395	3,040

Income taxes	13,506	5,051	1,790

NET INCOME	24,582	5,344	1,250

Preferred dividend requirements and other	1,126	1,286	482

EARNINGS APPLICABLE TO
COMMON STOCK	$23,456	$4,058	$768

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY NEW ORLEANS, INC.
STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2007	2006	2005
	(In Thousands)
OPERATING ACTIVITIES
Net income	$24,582	$5,344	$1,250
Adjustments to reconcile net income to net cash flow provided by (used in) operating activities:
Other regulatory charges - net	4,127	4,160	3,181
Depreciation and amortization	32,288	31,634	33,975
Deferred income taxes, investment tax credits, and non-current taxes accrued	30,642	54,395	87,051
Changes in working capital:
Receivables	11,563	6,334	(17,902)
Fuel inventory	541	3,007	(3,867)
Accounts payable	(26,746)	4,313	36,897
Taxes accrued	2,895	2,086	(2,592)
Interest accrued	(12,787)	15,336	(2,089)
Deferred fuel costs	1,715	11,597	(28,034)
Other working capital accounts	9,473	(1,069)	(6,946)
Provision for estimated losses and reserves	5,944	496	(1,632)
Changes in pension liability	(44,549)	33,984	2,662
Changes in other regulatory assets	181,061	(55,607)	(59,707)
Other	(13,355)	(20,580)	(83,399)
Net cash flow provided by (used in) operating activities	207,394	95,430	(41,152)

INVESTING ACTIVITIES
Construction expenditures	(93,676)	(76,128)	(57,640)
Allowance for equity funds used during construction	1,736	3,078	3,229
Insurance proceeds	56,430	-	-
Proceeds from the sale of assets	10,046	-	-
Change in money pool receivable - net	(47,705)	-	1,413
Changes in other investments - net	(5,272)	-	-
Net cash flow used in investing activities	(78,441)	(73,050)	(52,998)

FINANCING ACTIVITIES
Borrowings on DIP credit facility	-	-	90,000
Repayment on DIP credit facility	(51,934)	(38,066)	-
Proceeds from the issuance of long-term debt	-	-	29,783
Retirement of long-term debt	(208)	-	(30,065)
Change in money pool payable - net	-	-	35,558
Changes in short-term borrowings	-	(15,000)	15,000
Dividends paid:
Common stock	-	-	(5,300)
Preferred stock	(1,894)	(277)	(724)
Net cash flow provided by (used in) financing activities	(54,036)	(53,343)	134,252

Net increase (decrease) in cash and cash equivalents	74,917	(30,963)	40,102

Cash and cash equivalents at beginning of period	17,093	48,056	7,954

Cash and cash equivalents at end of period	$92,010	$17,093	$48,056

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period for:
Interest - net of amount capitalized	$24,450	$3,255	$20,066
Income taxes	($3,571)	($57,193)	($18,000)

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC.
BALANCE SHEETS
ASSETS

	December 31,
	2007	2006
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents
Cash	$119	$3,886
Temporary cash investments - at cost
which approximates market	91,891	13,207
Total cash and cash equivalents	92,010	17,093
Accounts receivable:
Customer	45,478	58,999
Allowance for doubtful accounts	(4,639)	(10,563)
Associated companies	58,952	17,797
Other	9,928	8,428
Accrued unbilled revenues	24,842	23,758
Total accounts receivable	134,561	98,419
Deferred fuel costs	17,281	18,996
Fuel inventory - at average cost	4,500	5,041
Materials and supplies - at average cost	9,007	7,825
Prepayments and other	2,539	5,641
TOTAL	259,898	153,015

OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity	3,259	3,259
Non-utility property at cost (less accumulated depreciation)	1,016	1,107
Other property and investments	5,272	-
TOTAL	9,547	4,366

UTILITY PLANT
Electric	745,426	698,081
Natural gas	201,870	186,932
Construction work in progress	14,144	21,824
TOTAL UTILITY PLANT	961,440	906,837
Less - accumulated depreciation and amortization	507,537	446,673
UTILITY PLANT - NET	453,903	460,164

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets	143,726	295,440
Long term receivables	126	936
Other	8,995	7,230
TOTAL	152,847	303,606

TOTAL ASSETS	$876,195	$921,151

See Notes to Financial Statements.

328

ENTERGY NEW ORLEANS, INC.
BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY

	December 31,
	2007	2006
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$30,000	$ -
DIP credit facility	-	51,934
Accounts payable:
Associated companies	27,138	94,686
Other	23,366	76,831
Customer deposits	17,803	14,808
Taxes accrued	4,981	2,086
Accumulated deferred income taxes	1,754	2,924
Interest accrued	5,217	18,004
Other	9,944	6,154
TOTAL CURRENT LIABILITIES	120,203	267,427

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	114,729	98,884
Accumulated deferred investment tax credits	2,809	3,157
SFAS 109 regulatory liability - net	73,613	71,870
Other regulatory liabilities	9,522	-
Retirement cost liability	2,772	2,591
Accumulated provisions	14,329	8,385
Pension and other postretirement liabilities	15,484	60,033
Long-term debt	273,912	229,875
Gas system rebuild insurance proceeds	36,958	-
Other	14,640	5,161
TOTAL NON-CURRENT LIABILITIES	558,768	479,956

Commitments and Contingencies

SHAREHOLDERS' EQUITY
Preferred stock without sinking fund	19,780	19,780
Common stock, $4 par value, authorized 10,000,000
shares; issued and outstanding 8,435,900 shares in 2007
and 2006	33,744	33,744
Paid-in capital	36,294	36,294
Retained earnings	107,406	83,950
TOTAL	197,224	173,768

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$876,195	$921,151

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC.
STATEMENTS OF RETAINED EARNINGS

	For the Years Ended December 31,
	2007	2006	2005
	(In Thousands)

Retained Earnings, January 1	$83,950	$79,892	$84,424

Add:
Net income	24,582	5,344	1,250

Deduct:
Dividends declared:
Preferred stock	1,126	1,286	482
Common stock	-	-	5,300
Total	1,126	1,286	5,782

Retained Earnings, December 31	$107,406	$83,950	$79,892

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC.
SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON

	2007	2006	2005	2004	2003
	(In Thousands)

Operating revenues	$676,927	$571,154	$673,326	$735,868	$654,016
Net Income	$24,582	$5,344	$1,250	$28,072	$7,859
Total assets	$876,195	$921,151	$1,120,121	$662,774	$629,627
Long-term obligations (1)	$273,912	$229,875	$229,859	$199,902	$229,217

(1) Includes long-term debt (excluding currently maturing debt).

	2007	2006	2005	2004	2003
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$142	$106	$150	$184	$178
Commercial	181	165	145	171	162
Industrial	47	45	32	34	27
Governmental	72	59	59	70	68
Total retail	442	375	386	459	435
Sales for resale:
Associated companies	103	46	117	118	85
Non-associated companies	1	45	21	2	2
Other	11	5	12	9	6
Total	$557	$471	$536	$588	$528
Billed Electric Energy Sales (GWh):
Residential	1,221	914	1,616	2,139	2,133
Commercial	1,763	1,666	1,798	2,316	2,262
Industrial	568	547	498	575	413
Governmental	747	632	800	1,025	1,036
Total retail	4,299	3,759	4,712	6,055	5,844
Sales for resale:
Associated companies	995	519	1,705	1,514	1,312
Non-associated companies	15	779	336	25	28
Total	5,309	5,057	6,753	7,594	7,184

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

Results of Operations

Net Income

2007 Compared to 2006

Net income decreased $4.2 million primarily due to a decrease in rate base in 2007 resulting in lower operating income partially offset by higher interest income. The higher interest income resulted from $2.5 million in interest income recorded on an IRS audit settlement and higher interest income earned on decommissioning trust funds.

2006 Compared to 2005

Net income increased $28.6 million primarily due to the income tax benefit of Entergy Corporation expenses in accordance with Entergy's intercompany tax allocation agreement. Also contributing to the increase was an increase in rate base in 2006 resulting in higher operating income and higher interest income earned on money pool investments.

Income Taxes

The effective income tax rates for 2007, 2006, and 2005 were 25.0%, 28.0%, and 38.3%, respectively. See Note 3 to the financial statements for a reconciliation of the federal statutory rate of 35.0% to the effective income tax rate.

Liquidity and Capital Resources

Cash Flow

Cash flows for the years ended December 31, 2007, 2006, and 2005 were as follows:
	2007	2006	2005
	(In Thousands)

Cash and cash equivalents at beginning of period	$135,012	$75,704	$216,355

Cash flow provided by (used in):
Operating activities	221,901	128,059	274,239
Investing activities	(96,955)	130,738	(273,500)
Financing activities	(154,953)	(199,489)	(141,390)
Net increase (decrease) in cash and cash equivalents	(30,007)	59,308	(140,651)

Cash and cash equivalents at end of period	$105,005	$135,012	$75,704

Operating Activities

Cash flow from operations increased by $93.8 million in 2007 primarily due to a decrease of $107.7 million in income tax payments.

Cash flow from operations decreased by $146.2 million in 2006 primarily due to an increase of $162.9 million in income tax payments.

Investing Activities

Investing activities used $97 million in cash flow in 2007 compared to providing $130.7 million in 2006 primarily due to money pool activity as well as initial development spending on potential new nuclear development at the Grand Gulf and River Bend sites, as discussed below.

Investing activities provided $130.7 million in cash flow in 2006 compared to using $273.5 million in 2005 primarily due to money pool activity.

Financing Activities

Net cash flow used in financing activities decreased $44.5 million in 2007 primarily due to a decrease of $45.4 million in common stock dividends paid.

Net cash flow used in financing activities increased $58.1 million in 2006 primarily due to an increase of $63.9 million in common stock dividends paid, partially offset by a decrease of $5.8 million in the January 2006 principal payment made on the Grand Gulf sale-leaseback compared to the January 2005 principal payment.

See Note 5 to the financial statements for details of long-term debt.

Capital Structure

System Energy's capitalization is balanced between equity and debt, as shown in the following table.

	December 31, 2007	December 31, 2006

Net debt to net capital	47.4%	46.4%
Effect of subtracting cash from debt	3.2%	4.2%
Debt to capital	50.6%	50.6%

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

Following are the amounts of System Energy's planned construction and other capital investments, existing debt and lease obligations (includes estimated interest payments), and other purchase obligations:

	2008	2009-2010	2011-2012	After 2012	Total
	(In Millions)
Planned construction and
capital investment	$87	$69	N/A	N/A	$156
Long-term debt	$76	$153	$226	$813	$1,268
Nuclear fuel lease obligations (1)	$30	$52	N/A	N/A	$82
Purchase obligations (2)	$12	$14	$18	$38	$82

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

In addition to the contractual obligations given above, System Energy expects to contribute $1.7 million to other postretirement plans in 2008. System Energy does not expect to make a pension contribution in 2008. Guidance pursuant to the Pension Protection Act of 2006 rules, effective for the 2008 plan year and beyond, may affect the level of System Energy's pension contributions in the future. Also in addition to the contractual obligations, System Energy has $135.8 million of unrecognized tax benefits and interest for which the timing of payments beyond 12 months cannot be reasonably estimated due to uncertainties in the timing of effective settlement of tax positions. See Note 3 to the financial statements for additional information regarding unrecognized tax benefits.

The planned capital investment estimate for System Energy reflects capital required to support the existing business of System Energy. The planned construction and capital investment amounts given above also include initial development costs for potential new nuclear development at the Grand Gulf and River Bend sites, including licensing and design activities. This project is in the early stages, and several issues remain to be addressed over time before significant capital would be committed to this project. Entergy's Utility supply plan initiative will continue to seek to transform its generation portfolio with new or repowered generation resources. Opportunities resulting from the supply plan initiative, including new projects or the exploration of alternative financing sources, could result in increases or decreases in the capital expenditure estimates given above.

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

System Energy has obtained a short-term borrowing authorization from the FERC under which it may borrow, through March 31, 2008, up to the aggregate amount, at any one time outstanding, of $200 million. In January 2008, System Energy filed an application with the FERC to extend the authorization period for its current short-term borrowing limits and money pool borrowing arrangement until March 2010. See Note 4 to the financial statements for further discussion of System Energy's short-term borrowing limits. System Energy has also obtained an order from the FERC authorizing long-term securities issuances. The long-term authority extends through June 2009.

System Energy's receivables from the money pool were as follows as of December 31 for each of the following years:
2007	2006	2005	2004
(In Thousands)

$53,620	$88,231	$277,287	$61,592

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

Cost Sensitivity

The following chart reflects the sensitivity of qualified pension cost to changes in certain actuarial assumptions (dollars in thousands):

Actuarial Assumption	Change in Assumption	Impact on 2007 Qualified Pension Cost	Impact on Projected Qualified Benefit Obligation
	Increase/(Decrease)

Discount rate	(0.25%)	$501	$4,431
Rate of return on plan assets	(0.25%)	$251	-
Rate of increase in compensation	0.25%	$225	$1,306

The following chart reflects the sensitivity of postretirement benefit cost to changes in certain actuarial assumptions (dollars in thousands):

Actuarial Assumption	Change in Assumption	Impact on 2007 Postretirement Benefit Cost	Impact on Accumulated Postretirement Benefit Obligation
	Increase/(Decrease)

Health care cost trend	0.25%	$186	$926
Discount rate	(0.25%)	$140	$1,074

Each fluctuation above assumes that the other components of the calculation are held constant.

Costs and Funding

Total qualified pension cost for System Energy in 2007 was $3.2 million. System Energy anticipates 2008 qualified pension cost to decrease to $2.1 million. System Energy contributed $5.7 million to its qualified pension plans in 2007, with no required contribution in 2008. Guidance pursuant to the Pension Protection Act of 2006 rules, effective for the 2008 plan year and beyond, may affect the level of System Energy's pension contributions in the future.

Total postretirement health care and life insurance benefit costs for System Energy in 2007 were $1.2 million, including $1 million in savings due to the estimated effect of future Medicare Part D subsidies. System Energy expects 2008 postretirement health care and life insurance benefit costs to approximate $1.7 million, including $0.9 million in savings due to the estimated effect of future Medicare Part D subsidies. System Energy anticipates contributions for postretirement health care and life insurance benefits costs to be $1.7 million in 2008.

New Accounting Pronouncements

See "New Accounting Pronouncements" section of Entergy Corporation and Subsidiaries Management's Discussion and Analysis for discussion of new accounting pronouncements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder
System Energy Resources, Inc.:

We have audited the accompanying balance sheets of System Energy Resources, Inc. (the "Company") as of December 31, 2007 and 2006, and the related statements of income, of retained earnings, and of cash flows (pages 339 through 344 and applicable items in pages 59 through 172) for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of System Energy Resources, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2008 expressed an unqualified opinion on the Company's internal control over financial reporting.

DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 28, 2008

SYSTEM ENERGY RESOURCES, INC.
INCOME STATEMENTS

	For the Years Ended December 31,
	2007	2006	2005
	(In Thousands)

OPERATING REVENUES
Electric	$553,193	$555,459	$533,929

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	42,798	44,062	37,660
Nuclear refueling outage expenses	16,699	16,642	12,571
Other operation and maintenance	118,304	108,022	106,377
Decommissioning	25,713	23,919	24,437
Taxes other than income taxes	26,242	23,963	25,239
Depreciation and amortization	122,765	118,623	119,572
Other regulatory credits - net	(8,854)	(10,366)	(15,337)
TOTAL	343,667	324,865	310,519

OPERATING INCOME	209,526	230,594	223,410

OTHER INCOME
Allowance for equity funds used during construction	3,178	2,285	1,625
Interest and dividend income	24,515	21,511	16,279
Miscellaneous - net	382	(392)	(417)
TOTAL	28,075	23,404	17,487

INTEREST AND OTHER CHARGES
Interest on long-term debt	56,966	59,829	60,404
Other interest - net	151	102	20
Allowance for borrowed funds used during construction	(1,044)	(720)	(514)
TOTAL	56,073	59,211	59,910

INCOME BEFORE INCOME TAXES	181,528	194,787	180,987

Income taxes	45,447	54,529	69,343

NET INCOME	$136,081	$140,258	$111,644

See Notes to Financial Statements.

(Page left blank intentionally)

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2007	2006	2005
	(In Thousands)

OPERATING ACTIVITIES
Net income	$136,081	$140,258	$111,644
Adjustments to reconcile net income to net cash flow provided by operating activities:
Other regulatory credits - net	(8,854)	(10,366)	(15,337)
Depreciation, amortization, and decommissioning	148,478	142,542	144,009
Deferred income taxes, investment tax credits, and non-current taxes accrued	(37,827)	40,801	(141,128)
Changes in working capital:
Receivables	(8,741)	(3,739)	277
Accounts payable	9,814	5,500	(2,161)
Taxes accrued	(47,988)	(180,180)	181,701
Interest accrued	1,268	1,026	2,111
Other working capital accounts	(23,841)	5,466	(10,159)
Provision for estimated losses and reserves	47	23	21
Changes in other regulatory assets	15,250	9,315	10,566
Other	38,214	(22,587)	(7,305)
Net cash flow provided by operating activities	221,901	128,059	274,239

INVESTING ACTIVITIES
Construction expenditures	(84,108)	(34,142)	(37,476)
Allowance for equity funds used during construction	3,178	2,285	1,625
Nuclear fuel purchases	(56,264)	(370)	(48,391)
Proceeds from sale/leaseback of nuclear fuel	56,580	370	48,662
Proceeds from nuclear decommissioning trust fund sales	105,751	88,193	91,137
Investment in nuclear decommissioning trust funds	(134,176)	(114,654)	(113,362)
Change in money pool receivable - net	12,084	189,056	(215,695)
Net cash flow provided by (used in) investing activities	(96,955)	130,738	(273,500)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	69,482	-	-
Retirement of long-term debt	(93,335)	(22,989)	(28,790)
Dividends paid:
Common stock	(131,100)	(176,500)	(112,600)
Net cash flow used in financing activities	(154,953)	(199,489)	(141,390)

Net increase (decrease) in cash and cash equivalents	(30,007)	59,308	(140,651)

Cash and cash equivalents at beginning of period	135,012	75,704	216,355

Cash and cash equivalents at end of period	$105,005	$135,012	$75,704

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$50,437	$53,095	$52,508
Income taxes	$85,105	$192,829	$29,914

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
ASSETS

	December 31,
	2007	2006
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$406	$56
Temporary cash investments - at cost,
which approximates market	104,599	134,956
Total cash and cash equivalents	105,005	135,012
Accounts receivable:
Associated companies	112,598	142,121
Other	3,921	3,301
Total accounts receivable	116,519	145,422
Materials and supplies - at average cost	68,613	61,097
Deferred nuclear refueling outage costs	13,640	5,060
Prepayments and other	9,225	1,480
TOTAL	313,002	348,071

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	315,654	281,430
Note receivable - Entergy New Orleans	25,560	-
TOTAL	341,214	281,430

UTILITY PLANT
Electric	3,273,390	3,248,582
Property under capital lease	475,157	471,933
Construction work in progress	88,296	38,088
Nuclear fuel under capital lease	81,616	55,280
Nuclear fuel	7,656	10,222
TOTAL UTILITY PLANT	3,926,115	3,824,105
Less - accumulated depreciation and amortization	2,101,484	2,000,320
UTILITY PLANT - NET	1,824,631	1,823,785

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
SFAS 109 regulatory asset - net	93,083	92,600
Other regulatory assets	274,202	293,292
Other	12,628	14,062
TOTAL	379,913	399,954

TOTAL ASSETS	$2,858,760	$2,853,240

See Notes to Financial Statements.

342

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
LIABILITIES AND SHAREHOLDER'S EQUITY

	December 31,
	2007	2006
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$26,701	$93,335
Accounts payable:
Associated companies	8,902	1,634
Other	29,182	26,636
Taxes accrued	-	47,988
Accumulated deferred income taxes	4,494	1,828
Interest accrued	47,403	46,135
Obligations under capital leases	30,058	33,142
TOTAL	146,740	250,698

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	314,991	304,691
Accumulated deferred investment tax credits	65,184	68,660
Obligations under capital leases	51,558	22,138
Other regulatory liabilities	243,450	242,029
Decommissioning	368,559	342,846
Accumulated provisions	2,469	2,422
Pension and other postretirement liabilities	30,031	32,060
Long-term debt	773,266	729,914
Other	145	396
TOTAL	1,849,653	1,745,156

Commitments and Contingencies

SHAREHOLDER'S EQUITY
Common stock, no par value, authorized 1,000,000 shares;
issued and outstanding 789,350 shares in 2007 and 2006	789,350	789,350
Retained earnings	73,017	68,036
TOTAL	862,367	857,386

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$2,858,760	$2,853,240

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF RETAINED EARNINGS

	For the Years Ended December 31,
	2007	2006	2005
	(In Thousands)

Retained Earnings, January 1	$68,036	$104,278	$105,234

Add:
Net income	136,081	140,258	111,644

Deduct:
Dividends declared	131,100	176,500	112,600

Retained Earnings, December 31	$73,017	$68,036	$104,278

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON

	2007	2006	2005	2004	2003
	(Dollars In Thousands)

Operating revenues	$553,193	$555,459	$533,929	$545,381	$583,820
Net Income	$136,081	$140,258	$111,644	$105,948	$106,003
Total assets	$2,858,760	$2,853,240	$3,046,039	$3,028,805	$2,880,724
Long-term obligations (1)	$824,824	$752,052	$882,949	$887,448	$898,377
Electric energy sales (GWh)	8,440	9,727	9,070	9,212	9,812

(1) Includes long-term debt (excluding currently maturing debt) and noncurrent capital lease obligations.

Item 2. Properties

Information regarding the registrant's properties is included in Part I. Item 1. - Business under the sections titled "Utility - Property and Other Generation Resources" and "Non-Utility Nuclear - Property" in this report.

Item 3. Legal Proceedings

Details of the registrant's material environmental regulation and proceedings and other regulatory proceedings and litigation that are pending or those terminated in the fourth quarter of 2007 are discussed in Part I. Item 1. - Business under the sections titled "Retail Rate Regulation", "Environmental Regulation", and "Litigation" in this report.

Item 4. Submission of Matters to a Vote of Security Holders

During the fourth quarter of 2007, no matters were submitted to a vote of the security holders of Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, or System Energy.

DIRECTORS AND EXECUTIVE OFFICERS OF ENTERGY CORPORATION

Directors

Information required by this item concerning directors of Entergy Corporation is set forth under the heading "Item 1--Election of Directors" contained in the Proxy Statement of Entergy Corporation, (the "Proxy Statement"), to be filed in connection with its Annual Meeting of Stockholders to be held May 2, 2008 ("Annual Meeting"), and is incorporated herein by reference. Information required by this item concerning officers and directors of the remaining registrants is reported in Part III of this document.

Executive Officers

Name	Age	Position	Period
J. Wayne Leonard (a)	57	Chairman of the Board of Entergy Corporation	2006-Present
		Chief Executive Officer and Director of Entergy Corporation	1999-Present

Richard J. Smith (a)	56	President and Chief Operating Officer of Entergy Corporation	2007-Present
		Group President, Utility Operations of Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans	2001-2007
		Director of Entergy Arkansas, Entergy Gulf States, Entergy Louisiana and Entergy Mississippi	2001-2007
		Director of Entergy New Orleans	2001-2005

Gary J. Taylor (a)	54	Group President, Utility Operations of Entergy Corporation	2007-Present
		Director of Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi and Entergy Texas	2007-Present
		Executive Vice President and Chief Nuclear Officer of Entergy Corporation	2004-2007
		Director, President and Chief Executive Officer of System Energy	2003-2007

Leo P. Denault (a)	48	Executive Vice President and Chief Financial Officer of Entergy Corporation	2004-Present
		Director of Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi and System Energy	2004-Present

346

		Director of Entergy Texas	2007-Present
		Director of Entergy New Orleans	2004-2005
		Vice President, Corporate Development and Strategic Planning of Entergy Services, Inc.	1999-2004

Curtis L. Hebert, Jr. (a)	45	Executive Vice President, External Affairs of Entergy Corporation	2001-Present

Michael R. Kansler (a)	53	Executive Vice President and Chief Nuclear Officer of Entergy Corporation, Entergy Gulf States Louisiana and Entergy Texas	2007-Present
		Director, President and Chief Executive Officer of System Energy	2007-Present
		President of Entergy Nuclear Operations, Inc.	2003-2007

Mark T. Savoff (a)	51	Executive Vice President, Operations of Entergy Corporation	2004-Present
		Director of Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana and Entergy Mississippi	2004-Present
		Director of Entergy Texas	2007-Present
		Director of Entergy New Orleans	2004-2005
		Executive Vice President of Entergy Services, Inc.	2003-Present
		President, General Electric Power Systems - GE Nuclear Energy, San Jose, CA	2000-2003

Robert D. Sloan (a)	60

Executive Vice President, General Counsel and Secretary of
  Entergy Corporation, Entergy Arkansas, Entergy Gulf
  States Louisiana, Entergy Louisiana, Entergy Mississippi,
  Entergy New Orleans, and System Energy

2004-Present
		Executive Vice President, General Counsel and Secretary of Entergy Texas	2007-Present
		Senior Vice President, General Counsel and Secretary of Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans	2003-2004
		Vice President, General Counsel of GE Industrial Systems, Plainville, CT	1998-2003

Theodore H. Bunting, Jr. (a)	49

Senior Vice President and Chief Accounting Officer of
  Entergy Corporation, Entergy Arkansas, Entergy Gulf
  States Louisiana, Entergy Louisiana, Entergy Mississippi,
  Entergy New Orleans, Entergy Texas and System Energy

2007-Present
		Vice President and Chief Financial Officer, Nuclear Operations of System Energy	2004-2007
		Vice President and Chief Financial Officer of Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi and Entergy New Orleans	2002-2004

Terry R. Seamons (a)	66	Senior Vice President - Human Resources and Administration of Entergy Corporation	2007-Present
		Vice President and Managing Director of RHR, International	1984-2007

(a)	In addition, this officer is an executive officer and/or director of various other wholly owned subsidiaries of Entergy Corporation and its operating companies.

Each officer of Entergy Corporation is elected yearly by the Board of Directors.

PART II

Item 5. Market for Registrants' Common Equity and Related Stockholder Matters

Entergy Corporation

The shares of Entergy Corporation's common stock are listed on the New York Stock and Chicago Stock Exchanges under the ticker symbol ETR.

The high and low prices of Entergy Corporation's common stock for each quarterly period in 2007 and 2006 were as follows:

	2007		2006
	High	Low	High	Low
	(In Dollars)

First	106.13	89.60	72.97	67.97
Second	120.47	104.00	72.97	66.78
Third	111.95	91.94	80.00	70.80
Fourth	125.00	108.21	94.03	78.38

Consecutive quarterly cash dividends on common stock were paid to stockholders of Entergy Corporation in 2007 and 2006. In 2007, dividends of $0.54 per share were paid in the first and second quarters, and dividends of $0.75 per share were paid in the third and fourth quarters. Quarterly dividends of $0.54 per share were paid in 2006.

As of January 31, 2008, there were 43,388 stockholders of record of Entergy Corporation.

Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum $ Amount of Shares that May Yet be Purchased Under a Plan (2)

10/01/2007-10/31/2007	-	$-	-	$631,387,624
11/01/2007-11/30/2007	770,000	$117.30	770,000	$590,950,924
12/01/2007-12/31/2007	849,300	$119.01	849,300	$1,002,605,862 (3)
Total	1,619,300	$118.19	1,619,300

  In accordance with Entergy's stock-based compensation plans, Entergy periodically grants stock options to key employees, which may be exercised to obtain shares of Entergy's common stock. According to the plans, these shares can be newly issued shares, treasury stock, or shares purchased on the open market. Entergy's management has been authorized by the Board to repurchase on the open market shares up to an amount sufficient to fund the exercise of grants under the plans. In addition to this authority, on January 29, 2007, the Board approved a repurchase program under which Entergy is authorized to repurchase up to $1.5 billion of its common stock. The program does not have an expiration date, but Entergy expects to complete it in 2008. In 2007, Entergy repurchased 11,581,842 shares of common stock under both programs for a total purchase price of $1.22 billion. See Note 12 to the financial statements in the Form 10-K for additional discussion of the stock-based compensation plans.
  Maximum amount of shares that may yet be repurchased relates only to the $1.5 billion plan and does not include an estimate of the amount of shares that may be purchased to fund the exercise of grants under the stock-based compensation plans.
  In January 2008, the Board authorized an incremental $500 million share repurchase program to enable Entergy to consider opportunistic purchases in response to equity market conditions.

The amount of share repurchases may vary as a result of material changes in business results or capital spending or new investment opportunities.

Comparison of Five-Year Cumulative Return

The following graph compares the performance of the common stock of Entergy Corporation to the S&P 500 index and the Philadelphia Utility Index (each of which includes Entergy Corporation) for the last five years.
	Years ended December 31,
	2002	2003	2004	2005	2006	2007
Entergy Corporation	$100	$128.82	$156.67	$164.13	$225.89	$298.76
S&P 500	$100	$128.36	$142.14	$149.01	$172.27	$134.43
Philadelphia Utility Index	$100	$124.08	$155.63	$183.64	$219.60	$180.11

(1)	Assumes $100 invested at the closing price on December 31, 2002 in Entergy Corporation common stock, the S&P 500, and the Philadelphia Utility Index, and reinvestment of all dividends.

Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy

There is no market for the common stock of Entergy Corporation's wholly owned subsidiaries. Cash dividends on common stock paid by the Registrant Subsidiaries to Entergy Corporation during 2007 and 2006, were as follows:
	2007	2006
	(In Millions)

Entergy Arkansas	$181.6	$158.0
Entergy Gulf States Louisiana	$97.8	$213.2
Entergy Louisiana	$-	$-
Entergy Mississippi	$30.3	$5.0
Entergy New Orleans	$-	$-
System Energy	$131.1	$176.5

Information with respect to restrictions that limit the ability of the Registrant Subsidiaries to pay dividends is presented in Note 7 to the financial statements.

Item 6. Selected Financial Data

Refer to "SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON OF ENTERGY CORPORATION AND SUBSIDIARIES, ENTERGY ARKANSAS, INC., ENTERGY GULF STATES LOUISIANA, L.L.C., ENTERGY LOUISIANA, LLC, ENTERGY MISSISSIPPI, INC., ENTERGY NEW ORLEANS, INC., and SYSTEM ENERGY RESOURCES, INC." which follow each company's financial statements in this report, for information with respect to selected financial data and certain operating statistics.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Refer to "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS OF ENTERGY CORPORATION AND SUBSIDIARIES, ENTERGY ARKANSAS, INC., ENTERGY GULF STATES, LOUISIANA, L.L.C., ENTERGY LOUISIANA, LLC, ENTERGY MISSISSIPPI, INC., ENTERGY NEW ORLEANS, INC., and SYSTEM ENERGY RESOURCES, INC."

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Refer to "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends - Market and Credit Risk Sensitive Instruments OF ENTERGY CORPORATION AND SUBSIDIARIES."

Item 8. Financial Statements and Supplementary Data

Refer to "TABLE OF CONTENTS - Entergy Corporation, Entergy Arkansas, Inc., Entergy Gulf States Louisiana, L.L.C., Entergy Louisiana, LLC, Entergy Mississippi, Inc., Entergy New Orleans, Inc., and System Energy Resources, Inc."

Item 9. Changes In and Disagreements With Accountants On Accounting and Financial Disclosure.

No event that would be described in response to this item has occurred with respect to Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, or System Energy.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As of December 31, 2007, evaluations were performed under the supervision and with the participation of Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy Resources (each individually a "Registrant" and collectively the "Registrants") management, including their respective Chief Executive Officers (CEO) and Chief Financial Officers (CFO). The evaluations assessed the effectiveness of the Registrants' disclosure controls and procedures. Based on the evaluations, each CEO and CFO has concluded that, as to the Registrant or Registrants for which they serve as CEO or CFO, the Registrant's or Registrants' disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms; and that the Registrant's or Registrants' disclosure controls and procedures are also effective in reasonably assuring that such information is accumulated and communicated to the Registrant's or Registrants' management, including their respective CEOs and CFOs, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

(Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

The managements of Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy (individually "Registrant" and collectively the "Registrants") are responsible for establishing and maintaining adequate internal control over financial reporting for the Registrants. Each Registrant's internal control system is designed to provide reasonable assurance regarding the preparation and fair presentation of each Registrant's financial statements presented in accordance with generally accepted accounting principles.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Each Registrant's management assessed the effectiveness of each Registrant's internal control over financial reporting as of December 31, 2007. In making this assessment, each management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.

Based on each management's assessment and the criteria set forth by COSO, each Registrant's management believes that each Registrant maintained effective internal control over financial reporting as of December 31, 2007.

The Registrants' registered public accounting firm has issued an attestation report on each Registrant's internal control over financial reporting.

Changes in Internal Controls over Financial Reporting

Under the supervision and with the participation of the Registrants' management, including their respective CEOs and CFOs, the Registrants evaluated changes in internal control over financial reporting that occurred during the quarter ended December 31, 2007 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

Attestation Report of Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Entergy Corporation and Subsidiaries

We have audited the internal control over financial reporting of Entergy Corporation and Subsidiaries (the "Corporation") as of December 31, 2007, based on criteria established in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Corporation's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness may exist, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2007 of the Corporation and our report dated February 28, 2008 expressed an unqualified opinion on those consolidated financial statements.

DELOITTE & TOUCHE LLP

New Orleans, LA
February 28, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Entergy Arkansas, Inc.

We have audited the internal control over financial reporting of Entergy Arkansas, Inc. (the "Company") as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended December 31, 2007 of the Company and our report dated February 28, 2008 expressed an unqualified opinion on those financial statements.

DELOITTE & TOUCHE LLP

New Orleans, LA
February 28, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members
Entergy Gulf States Louisiana, L.L.C.

We have audited the internal control over financial reporting of Entergy Gulf States Louisiana, L.L.C. (the "Company") as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended December 31, 2007, of the Company and our report dated February 28, 2008, expressed an unqualified opinion on those financial statements and includes an explanatory paragraph regarding the effects of the distribution of certain assets and liabilities to Entergy Texas, Inc. as part of a jurisdictional separation plan.

DELOITTE & TOUCHE LLP

New Orleans, LA
February 28, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members
Entergy Louisiana, LLC

We have audited the internal control over financial reporting of Entergy Louisiana, LLC (the "Company") as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended December 31, 2007 of the Company and our report dated February 28, 2008 expressed an unqualified opinion on those financial statements.

DELOITTE & TOUCHE LLP

New Orleans, LA
February 28, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Entergy Mississippi, Inc.

We have audited the internal control over financial reporting of Entergy Mississippi, Inc. (the "Company") as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended December 31, 2007 of the Company and our report dated February 28, 2008 expressed an unqualified opinion on those financial statements.

DELOITTE & TOUCHE LLP

New Orleans, LA
February 28, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Entergy New Orleans, Inc.

We have audited the internal control over financial reporting of Entergy New Orleans, Inc. (the "Company") as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended December 31, 2007 of the Company and our report dated February 28, 2008 expressed an unqualified opinion and includes an explanatory paragraph regarding the receipt of an order from the Bankruptcy Court confirming the plan of reorganization which became effective after the close of business on May 8, 2007.

DELOITTE & TOUCHE LLP

New Orleans, LA
February 28, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder
System Energy Resources, Inc.

We have audited the internal control over financial reporting System Energy Resources, Inc. (the "Company") as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, including the accompanying Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended December 31, 2007 of the Company and our report dated February 28, 2008 expressed an unqualified opinion on those financial statements.

DELOITTE & TOUCHE LLP

New Orleans, LA
February 28, 2008

PART III

Item 10. Directors and Executive Officers of the Registrants (Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi and Entergy New Orleans)

All officers and directors listed below held the specified positions with their respective companies as of the date of filing this report, unless otherwise noted.

Name	Age	Position	Period

ENTERGY ARKANSAS, INC.

Directors

Hugh T. McDonald	49	President and Chief Executive Officer of Entergy Arkansas	2000-Present
		Director of Entergy Arkansas	2000-Present
Leo P. Denault		See information under the Entergy Corporation Officers Section in Part I.
Mark T. Savoff		See information under the Entergy Corporation Officers Section in Part I.
Gary J. Taylor		See information under the Entergy Corporation Officers Section in Part I.

Officers

Jay A. Lewis	46	Vice President and Chief Financial Officer - Utility Operations Group of Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi and Entergy New Orleans	2004-Present
		Vice President and Chief Financial Officer - Utility Operations Group of Entergy Texas	2007-Present
		Director, Accounting Policy and Research of Entergy Services, Inc.	1999 - 2004
Theodore H. Bunting, Jr.		See information under the Entergy Corporation Officers Section in Part I.
Leo P. Denault		See information under the Entergy Corporation Officers Section in Part I.
Curtis L. Hebert, Jr.		See information under the Entergy Corporation Officers Section in Part I.
Michael R. Kansler		See information under the Entergy Corporation Officers Section in Part I.
J. Wayne Leonard		See information under the Entergy Corporation Officers Section in Part I.
Hugh T. McDonald		See information under the Entergy Arkansas Directors Section above.
Mark T. Savoff		See information under the Entergy Corporation Officers Section in Part I.
Terry R. Seamons		See information under the Entergy Corporation Officers Section in Part I.
Robert D. Sloan		See information under the Entergy Corporation Officers Section in Part I.
Richard J. Smith		See information under the Entergy Corporation Officers Section in Part I.
Gary J. Taylor		See information under the Entergy Corporation Officers Section in Part I.

ENTERGY GULF STATES LOUISIANA, L.L.C.

Directors

E. Renae Conley	50	Director of Entergy Gulf States Louisiana and Entergy Louisiana	2000-Present
		President and Chief Executive Officer of Entergy Gulf States Louisiana and Entergy Louisiana	2000-Present
Leo P. Denault		See information under the Entergy Corporation Officers Section in Part I.
Mark T. Savoff		See information under the Entergy Corporation Officers Section in Part I.
Gary J. Taylor		See information under the Entergy Corporation Officers Section in Part I.

Officers

Theodore H. Bunting, Jr.		See information under the Entergy Corporation Officers Section in Part I.
E. Renae Conley		See information under the Entergy Gulf States Louisiana Directors Section above.
Leo P. Denault		See information under the Entergy Corporation Officers Section in Part I.

359

Curtis L. Hebert, Jr.		See information under the Entergy Corporation Officers Section in Part I.
Michael R. Kansler		See information under the Entergy Corporation Officers Section in Part I.
J. Wayne Leonard		See information under the Entergy Corporation Officers Section in Part I.
Jay A. Lewis		See information under the Entergy Arkansas Officers Section above.
Mark T. Savoff		See information under the Entergy Corporation Officers Section in Part I.
Terry R. Seamons		See information under the Entergy Corporation Officers Section in Part I.
Robert D. Sloan		See information under the Entergy Corporation Officers Section in Part I.
Richard J. Smith		See information under the Entergy Corporation Officers Section in Part I.
Gary J. Taylor		See information under the Entergy Corporation Officers Section in Part I.

ENTERGY LOUISIANA, LLC

Directors

E. Renae Conley	See information under the Entergy Gulf States Louisiana Directors Section above.
Leo P. Denault	See information under the Entergy Corporation Officers Section in Part I.
Mark T. Savoff	See information under the Entergy Corporation Officers Section in Part I.
Gary J. Taylor	See information under the Entergy Corporation Officers Section in Part I.

Officers

Theodore H. Bunting, Jr.	See information under the Entergy Corporation Officers Section in Part I.
E. Renae Conley	See information under the Entergy Gulf States Louisiana Directors Section above.
Leo P. Denault	See information under the Entergy Corporation Officers Section in Part I.
Curtis L. Hebert, Jr.	See information under the Entergy Corporation Officers Section in Part I.
Michael R. Kansler	See information under the Entergy Corporation Officers Section in Part I.
J. Wayne Leonard	See information under the Entergy Corporation Officers Section in Part I.
Jay A. Lewis	See information under the Entergy Arkansas Officers Section above.
Mark T. Savoff	See information under the Entergy Corporation Officers Section in Part I.
Terry R. Seamons	See information under the Entergy Corporation Officers Section in Part I.
Robert D. Sloan	See information under the Entergy Corporation Officers Section in Part I.
Richard J. Smith	See information under the Entergy Corporation Officers Section in Part I.
Gary J. Taylor	See information under the Entergy Corporation Officers Section in Part I.

ENTERGY MISSISSIPPI, INC.

Directors

Carolyn C. Shanks	46	President and Chief Executive Officer of Entergy Mississippi	1999-Present
		Director of Entergy Mississippi	1999-Present
Leo P. Denault		See information under the Entergy Corporation Officers Section in Part I.
Mark T. Savoff		See information under the Entergy Corporation Officers Section in Part I.
Gary J. Taylor		See information under the Entergy Corporation Officers Section in Part I.

Officers

Theodore H. Bunting, Jr.		See information under the Entergy Corporation Officers Section in Part I.
Leo P. Denault		See information under the Entergy Corporation Officers Section in Part I.
Curtis L. Hebert, Jr.		See information under the Entergy Corporation Officers Section in Part I.
Michael R. Kansler		See information under the Entergy Corporation Officers Section in Part I.
J. Wayne Leonard		See information under the Entergy Corporation Officers Section in Part I.
Jay A. Lewis		See information under the Entergy Arkansas Officers Section above.
Mark T. Savoff		See information under the Entergy Corporation Officers Section in Part I.

360

Terry R. Seamons		See information under the Entergy Corporation Officers Section in Part I.
Carolyn C. Shanks		See information under the Entergy Mississippi Directors Section above.
Robert D. Sloan		See information under the Entergy Corporation Officers Section in Part I.
Richard J. Smith		See information under the Entergy Corporation Officers Section in Part I.
Gary J. Taylor		See information under the Entergy Corporation Officers Section in Part I.

ENTERGY NEW ORLEANS, INC.

Directors

Roderick K. West	39	President and Chief Executive Officer of Entergy New Orleans	2007-Present
		Director of Entergy New Orleans	2005-Present
		Director, Metro Distribution Operations of Entergy Services, Inc.	2005-2006
		Region Manager, Distribution Operations of Entergy Services, Inc.	2003-2005
		Director, Regulatory Affairs of Entergy New Orleans	2001-2003
Tracie L. Boutte	44	Director of Entergy New Orleans	2005-Present
		Vice President, Regulatory Affairs - New Orleans of Entergy New Orleans	2004-Present
		Vice President, Gas Distribution - Entergy Services, Inc.	2002-2004
William J. Burroughs	51	Director of Entergy New Orleans	2007-Present
		Vice President, Gas Distribution Business of Entergy Services, Inc.	2006-Present
		Manager of Entergy Services, Inc.	1998-2006
Daniel F. Packer	60	Chairman of the Board of Entergy New Orleans	1999-2007
		Chief Executive Officer of Entergy New Orleans	1998-2006
		President of Entergy New Orleans	1997-2006
		Director of Entergy New Orleans	1996-2007
Officers

Theodore H. Bunting, Jr.		See information under the Entergy Corporation Officers Section in Part I.
Leo P. Denault		See information under the Entergy Corporation Officers Section in Part I.
Curtis L. Hebert, Jr.		See information under the Entergy Corporation Officers Section in Part I.
Michael R. Kansler		See information under the Entergy Corporation Officers Section in Part I.
J. Wayne Leonard		See information under the Entergy Corporation Officers Section in Part I.
Jay A. Lewis		See information under the Entergy Arkansas Officers Section above.
Mark T. Savoff		See information under the Entergy Corporation Officers Section in Part I.
Terry R. Seamons		See information under the Entergy Corporation Officers Section in Part I.
Robert D. Sloan		See information under the Entergy Corporation Officers Section in Part I.
Richard J. Smith		See information under the Entergy Corporation Officers Section in Part I.
Gary J. Taylor		See information under the Entergy Corporation Officers Section in Part I.
Roderick K. West		See information under the Entergy New Orleans Directors Section above.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Information called for by this item concerning the directors and officers of Entergy Corporation is set forth in the Proxy Statement of Entergy Corporation to be filed in connection with its Annual Meeting of Stockholders to be held on May 2, 2008, under the heading "Section 16(a) Beneficial Ownership Reporting Compliance", which information is incorporated herein by reference.

Item 11. Executive Compensation

ENTERGY CORPORATION

Information concerning the directors and officers of Entergy Corporation is set forth in the Proxy Statement under the headings "Compensation Discussion and Analysis," "Executive Compensation Tables," "Nominees for the Board of Directors," and "Non-Employee Director Compensation," all of which information is incorporated herein by reference.

ENTERGY ARKANSAS, ENTERGY GULF STATES LOUISIANA, ENTERGY LOUISIANA, ENTERGY MISSISSIPPI AND ENTERGY NEW ORLEANS

COMPENSATION DISCUSSION AND ANALYSIS

Introduction

In this section, the salaries and other compensation elements paid in 2007 to the Chief Executive Officers ("CEOs"), the Chief Financial Officer ("CFO"), the three other most highly compensated executive officers other than the CEO and CFO, and one other executive officer who would have been included but as a result of the split of Entergy Gulf States was no longer CEO of a Registrant (collectively, the "Named Executive Officers") of each of Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi and Entergy New Orleans (the "Subsidiaries") are discussed and analyzed. The purpose of this section is to provide investors with material information necessary to understand the compensation policies for the Named Executive Officers. This section should be read in combination with the more detailed compensation tables and other data presented elsewhere in this report. For information regarding the compensation of the named executive officers of Entergy Corporation, see the Proxy Statement of Entergy Corporation.

The Named Executive Officers are identified in the Summary Compensation Table immediately following this Compensation Discussion and Analysis. Mr. Leonard, Mr. Smith and Mr. Taylor also serve as executive officers of Entergy Corporation. Mr. Leonard, Mr. Smith and Mr. Taylor do not receive additional compensation for serving as Named Executive Officers of the Subsidiaries. Mr. Lewis, who serves as the Vice President and Chief Financial Officer - Utility Operations Group of the Subsidiaries, is not an executive officer of Entergy Corporation and, as such, does not participate in many of the compensation programs applicable to the other Named Executive Officers. For more information about the officers of the Subsidiaries, see Part III, Item 10 of this report.

Executive Summary

The compensation program for the Named Executive Officers has been designed to attract, retain, motivate and reward executives who can contribute to the long-term success and thereby build value for the shareholders of Entergy Corporation.

The executive compensation package is comprised of a combination of short-term and long-term compensation elements. Short-term compensation includes base pay and annual cash bonus awards. Long-term compensation includes stock options and performance units.

The executive compensation program is approved by the Personnel Committee of Entergy Corporation, which is comprised entirely of independent board members.

The following table summarizes the principal factors that are taken into account in deciding the amount of each compensation element paid or awarded to the executives:

Key Compensation Components (where reported in summary compensation table)	Factors
Base Salary (salary, column, c)	Entergy Corporation, business unit and individual performance Market data Internal pay equity The Committee's assessment of other elements of compensation
Non-Equity Incentive Plan Compensation (Cash Bonus, column g)
  Compensation practices at the peer group companies and the general market for companies Entergy Corporation's size
  Desire to ensure that a substantial portion of total compensation is performance-based
  The Committee's assessment of other elements of compensation

Performance Units (stock awards, column e)
  Compensation practices at the peer group companies and in broader group of utility companies
  Target long-term compensation values in the market for similar jobs
  The desire to ensure that a substantial portion of total compensation is performance-based
  The Committee's assessment of other elements of compensation

Stock Options (options, column f)
  Individual performance
  Prevailing market practice
  Targeted long-term value created by the use of stock options
  Potential dilutive effect of stock option grants
  The Committee's assessment of other elements of compensation

Compensation decisions for each executive officer are made after taking into account all elements of the officer's compensation. In making compensation decisions, the same compensation policies are applied to all of the executive officers; however, the application of these policies results in different compensation amounts to individual executive officers because of: (i) differences in roles and responsibilities; (ii) differences in market-based compensation levels for specific officer positions; (iii) the assessment of individual performance; and (iv) variations in business unit performance.

Objectives of the Executive Compensation Program

  The greatest part of the compensation of the Named Executive Officers should be in the form of "at risk" performance-based compensation.

The compensation programs are designed to ensure that a significant percentage of the total compensation of the Named Executive Officers is contingent on achievement of performance goals that drive total shareholder return and result in increases in Entergy Corporation's common stock price. For example, each of the annual cash incentive and long-term performance unit programs is designed to pay out only if Entergy Corporation achieves pre-established performance goals. Assuming achievement of these performance goals at target level, approximately 80% of the annual target total compensation (excluding non-qualified supplemental retirement income) of Entergy Corporation's Chief Executive Officer is represented by performance-based compensation and the remaining 20% is represented by base salary. For Mr. Smith and Mr. Taylor, assuming achievement of performance goals at the target levels, approximately 65% of the annual target total compensation (excluding non-qualified supplemental retirement income) is represented by performance-based compensation and the remaining 35% by base salary. For substantially all of the other Named Executive Officers, assuming achievement of performance goals at the target levels, at least 50% of the annual target total compensation (excluding non-qualified supplemental retirement income) is represented by performance-based compensation and the remaining 50% by base salary. Entergy Corporation's Chief Executive Officer's total compensation is at greater risk than the other Named Executive Officers, reflecting both market practice and acknowledging the leadership role of the Chief Executive Officer in setting company policy and strategies.

  A substantial portion of the Named Executive Officers' compensation should be delivered in the form of equity awards.

To align the economic interests of the Named Executive Officers with the shareholders of Entergy Corporation, a substantial portion of their total compensation should be in the form of equity-based awards. Equity awards are typically granted in the form of stock options with a three-year vesting schedule and performance units with a three-year performance cycle. Stock options are generally subject only to time-based vesting. Performance units pay out only if Entergy Corporation achieves specified performance targets. The amount of payout varies based on the level of performance achieved.

  The compensation programs of Entergy Corporation and the Subsidiaries should enable the companies to attract, retain and motivate executive talent by offering compensation packages that are competitive but fair.

It is in the shareholders' best interests that Entergy Corporation and the Subsidiaries attract and retain talented executives by offering compensation packages that are competitive but fair. Entergy Corporation's Personnel Committee has sought to develop compensation programs that deliver total target compensation in aggregate at approximately the 50th percentile of the market.

The Starting Point

To develop a competitive compensation program, the Personnel Committee on an annual basis reviews base salary and other compensation data from two sources:

  Survey Data: The Committee uses published and private compensation survey data to develop marketplace compensation levels for executive officers. The data, which is compiled by the Committee's independent compensation consultant, compares the current compensation levels received by each of the executive officers against the compensation levels received by executives holding similar positions at companies with corporate revenues consistent with the revenues of Entergy Corporation. For non-industry specific positions such as a chief financial officer, the Committee reviews data from general industry. For management positions that are industry-specific such as Group President, Utility Operations, the Committee reviews data from energy service companies. The survey data reviewed by the Committee covers approximately 300 public and private companies in general industry and approximately 60 to 70 public and private companies in the energy services sector. In benchmarking compensation levels against the survey data, the Committee considers only the aggregated survey data. The identity of the companies comprising the survey data is not disclosed to, or considered by, the Committee in its decision-making process and, thus, is not considered material by the Committee.

  The Committee uses the survey data to develop compensation programs that deliver total target compensation at approximately the 50th percentile of the market. For this purpose, the Committee reviews the results of the survey data (organized in tabular format) comparing each of Entergy Corporation's Named Executive Officer's compensation relative to the 25th, 50th (or median) and 75th percentile of the market. The Committee considers its objectives to have been met if Entergy Corporation's Chief Executive Officer and the executive officers who constitute what is referred to as the Office of the Chief Executive, considered as a group (9 officers) have a target compensation package that falls within the range of 90 - 110 percent of the 50th percentile benchmarked in the survey data. In 2007, the target compensation of all Entergy Corporation's Named Executive Officers fell within this range. Actual compensation received by an individual officer may be above or below the 50th percentile based on an individual officer's skills, performance and responsibilities.

    Proxy Analysis: As an additional point of analysis, the Committee reviews data derived from proxy statements comparing the compensation levels of Entergy Corporation's Named Executive Officers against the compensation levels of the corresponding top 5 highest paid executive officers from 18 of the companies included in the Philadelphia Utilities Index. Unlike the survey data (which is used as the primary data for purposes of benchmarking compensation), the market data from the proxy analysis are not comparable to Entergy Corporation's Named Executive Officers in terms of roles and responsibilities. Rather, the market data from the proxy analysis are compared to Entergy Corporation's executive officers based on pay rank. These companies are:

AES Corporation	Exelon Corporation
Ameren Corporation	FirstEnergy Corporation
American Electric Power Co. Inc.	FPL Group Inc.
CenterPoint Energy Inc.	Northeast Utilities
Consolidated Edison Inc.	PG&E Corporation
Dominion Resources Inc.	Progress Energy, Inc.
DTE Energy Company	Public Service Enterprise Group, Inc.
Duke Energy Corporation	Southern Company
Edison International	XCEL Energy

  Elements of the Compensation Program

  The major components of the executive compensation program are presented below:

Entergy Corporation Executive Compensation

Short-Term Compensation			Long-Term Compensation	Benefits

Base Salary Compensation	Non-Equity Incentive Plan	Stock Options	Performance Units	Restricted Units

  Short-Term Compensation
    Base Salary

  The Personnel Committee reviews and approves the base salaries for the Entergy Corporation CEO, CFO and the three other most highly compensated executive officers of Entergy Corporation. Entergy Corporation's CEO and the Group President, Utility Operations, Gary J. Taylor reviewed and approved the base salaries of certain of the Named Executive Officers of the Subsidiaries. Base salary is a component of each Named Executive Officer's compensation package because the Committee believes it is appropriate that some portion of the compensation that is provided to these officers be provided in a form that is a fixed cash amount. Also, base salary remains the most common form of payment throughout all industries. Its use ensures a competitive compensation package to the Named Executive Officers.

  The Committee determines whether to award Named Executive Officers annual merit increases in base salary based on the following factors:

    Entergy Corporation, business unit and individual performance during the prior year;
    Market data;
    Internal pay equity; and
    The Committee's assessment of other elements of compensation provided to the Named Executive Officer.

  The corporate and business unit goals and objectives vary by individual officers and include, among other things, corporate and business unit financial performance, capital expenditures, cost containment, safety, reliability, customer service, business development and regulatory matters.

  The use of "internal pay equity" in setting merit increases is limited to determining whether a change in an executive officer's role and responsibilities relative to other executive officers requires an adjustment in the officer's salary. The Committee has not established any predetermined formula against which the base salary of one Named Executive Officer is measured against another officer or employee.

  In 2007, after taking into account the market data and other factors described above, the Committee approved merit-based salary increases for the Named Executive Officers in amounts ranging from 3.4 to 5.6 percent. In general these merit-based increases were consistent with the merit increase percentages approved with respect to Named Executive Officers in the last two years (excluding adjustments in salaries related to market factors, promotions or other changes in job responsibilities).

  The following table sets forth the 2006 base salaries for the Named Executive Officers, the 2007 percentage increase and the resulting 2007 base salary. Except as described below, changes in base salaries were effective in April of each of the years shown.

Named Executive Officer	2006 Base Salary	Percentage Increase	2007 Base Salary
J. Wayne Leonard	$1,183,000	3.97%	$1,230,000
Richard J. Smith	$543,000	14.50%	$622,000
Gary J. Taylor	$522,000	5.40%	$550,000
E. Renae Conley	$379,000	3.43%	$392,000
Hugh T. McDonald	$301,500	3.48%	$311,992
Carolyn C. Shanks	$297,000	3.37%	$307,009
Joseph F. Domino	$297,000	3.37%	$307,009
Roderick K. West	$197,600	35.12%	$276,000
Jay A. Lewis	$196,000	5.61%	$207,000

  In addition to the market-based and other factors described above, the following factors were considered by the Committee with respect to the officers identified below:

    Mr. Leonard's salary was increased due to the Personnel Committee's assessment of, among other things, his strong performance as Chief Executive Officer of Entergy Corporation, Entergy Corporation's financial and operational performance in 2006 and comparative market data on base salaries for Chief Executive Officers.
    In April 2007, Mr. Smith was promoted to President and Chief Operating Officer of Entergy Corporation and Mr. Taylor was promoted to Group President, Utility Operations of Entergy Corporation. Both Mr. Smith and Mr. Taylor's salaries were increased to reflect the increased responsibilities of their new positions and comparative market data for officers holding similar positions and performing similar responsibilities.
    In January 2007, Mr. West was promoted to President and CEO of Entergy New Orleans, and Mr. West's salary was increased to reflect the increased responsibilities of his new position and comparative market data for officers holding similar positions and performing similar responsibilities.

    Non-Equity Incentive Plan (Cash Bonus)

  Performance-based incentives are included in the Named Executive Officers' compensation packages because it encourages the Named Executive Officers to pursue objectives consistent with the overall goals and strategic direction that the Board has set for Entergy Corporation. Annual incentive plans are commonly used by companies in a variety of industry sectors to compensate their executive officers.

  The Named Executive Officers participate in a performance-based cash bonus plan known as the Executive Annual Incentive Plan or Executive Incentive Plan (other than Mr. Lewis who participates in a management-level annual incentive plan substantially similar to the Executive Incentive Plan known as the Management Incentive Plan). The Executive Incentive Plan and Management Incentive Plan operate on a calendar year basis. A performance metric known as the Entergy Achievement Multiplier is used to determine the payouts for each particular calendar year. The Entergy Achievement Multiplier is used to determine the percentage of target annual plan awards that will be paid each year to each Named Executive Officer. In December 2006, the Entergy Achievement Multiplier for 2007 awards was selected to be based in equal part on earnings per share and operating cash flow. The Committee selected these performance measures because:

    earnings per share and operating cash flow have both a correlative and causal relationship to shareholder value performance;
    earnings per share and operating cash flow targets are aligned with externally-communicated goals; and
    earnings per share and operating cash flow results are readily available in earning releases and SEC filings.

  In addition, these measures are commonly used by other companies, including the industry peer group companies, as components of their incentive programs. For example, approximately two-thirds of the industry peer group companies use earnings per share as an incentive measure and one-third use some type of cash flow measure. The Personnel Committee evaluates the performance measures used for the Executive Incentive Plan on an annual basis.

  The Committee sets minimum and maximum achievement levels under the Executive Incentive Plan and Management Incentive Plan at approximately 10% below and 10% above target achievement levels.  Payouts for performance between minimum and target achievement levels and between target and maximum levels are calculated using straight line interpolation.  In general, the Committee seeks to establish target achievement levels such that the relative difficulty of achieving the target level is consistent from year to year.  Over the past five years ending in 2007, the average Entergy Achievement Multiplier, representing earnings per share and operating cash flow results, was 135% of target.  This result reflects the strong performance of Entergy Corporation during this period.

  In December 2006, the Committee established executives' target awards for incentives to be paid in 2008 under the Executive Incentive Plan for 2007. The target awards for each Named Executive Officer were set as follows: Under the Executive Incentive Plan, J. Wayne Leonard, CEO of Entergy Corporation (120%); Richard J. Smith, President and Chief Operating Officer of Entergy Corporation (70%); Gary J. Taylor, Group President, Utility Operations of Entergy Corporation (70%); E. Renae Conley, CEO - Entergy Gulf States Louisiana and CEO - Entergy Louisiana (60%); Joseph F. Domino, former CEO - TX of Entergy Gulf States (50%); Hugh T. McDonald, CEO - Entergy Arkansas (50%); Roderick K. West, CEO - Entergy New Orleans (40%); and Carolyn C. Shanks, CEO - Entergy Mississippi (50%). In April 2007 the target award under the Management Incentive Plan for Jay A. Lewis, Vice President, CFO - Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans and Entergy Texas was set at 40%.

  In setting these target awards, the Personnel Committee considered several factors, including:

    Analysis provided by the Committee's independent compensation consultant as to compensation practices at the industry peer group companies and the general market for companies the size of Entergy Corporation;
    Competitiveness of Entergy Corporation's compensation plans and their ability to attract and retain top executive talent;
    The individual performance of each Named Executive Officer (other than the Chief Executive Officer of Entergy Corporation) as evaluated by the Chief Executive Officer of Entergy Corporation;
    Target bonus levels in the market for comparable positions;
    The desire to ensure that a substantial portion of total compensation is performance-based;
    The relative importance, in any given year, of the short-term performance goals established pursuant to the Executive Incentive Plan; and
    The Committee's assessment of other elements of compensation provided to the Named Executive Officers.

  The Committee established a higher target percentage for Mr. Leonard compared to the other Named Executive Officers to reflect the following factors:

    Mr. Leonard's leadership and contributions to Entergy Corporation's success as measured by, among other things, the overall performance of Entergy Corporation.
    Market practices that compensate chief executive officers at greater potential compensation levels with more "pay at risk," than other executive officers.
    The Personnel Committee's assessment of Mr. Leonard's strong performance based on the Board's annual performance evaluation, in which the Board reviews and assesses Mr. Leonard's performance based on: leadership, strategic planning, financial results, succession planning, communications with all of the stakeholders, external relations with the communities and industries in which Entergy Corporation operates and his relationship with the Board.

  The Committee based its decision on the target award of the Named Executive Officers (other than the Chief Executive Officer of Entergy Corporation) on the recommendation of the Chief Executive Officer of Entergy Corporation, including his assessment of each officer's performance. For additional information regarding the role of Entergy Corporation's Chief Executive Officer in compensation decisions, see "Compensation Program Administration- Role of Chief Executive Officer."

  In January 2008, the Committee determined the Entergy Achievement Multiplier to be used for purposes of determining annual bonuses for 2007. The targets established to measure management performance against as reported results were:

	Minimum	Target	Maximum
Earnings Per Share ($)	4.77	5.30	5.83
Operating Cash Flow ($ in Billions)	2.3	2.6	2.9

  These targets were established to measure management performance against as reported results.

  After reviewing earnings per share and operating cash flow results against the performance objectives in the above table, the Personnel Committee certified the Entergy Achievement Multiplier at 123% of target.

  Under the terms of the program, the Entergy Achievement Multiplier is automatically increased by 25 percent for the members of the Office of the Chief Executive, subject to the Personnel Committee's discretion to adjust the automatic multiplier downward or eliminate it altogether. The multiplier is intended to provide the Committee, through the exercise of negative discretion, a mechanism to take into consideration the specific achievement factors relating to the overall performance of Entergy Corporation. In January 2008, the Committee exercised its negative discretion to eliminate the Management Effectiveness Factor, reflecting the Personnel Committee's determination that the Entergy Achievement Multiplier, in and of itself without the Management Effectiveness Factor, was consistent with the performance levels achieved by management.

  The following table shows the Executive and Management Incentive Plans payments as a percentage of base salary for 2007 based on the Entergy Achievement Multiplier of 123%:

Named Exeutive Officer	Target	Percentage Base Salary
J. Wayne Leonard	120%	148%
Richard J. Smith	70%	86%
Gary J. Taylor	70%	86%
E. Renae Conley	60%	82%
Hugh T. McDonald	50%	38%
Carolyn C. Shanks	50%	44%
Joseph F. Domino	50%	44%
Roderick K. West	40%	56%
Jay A. Lewis	40%	51%

  The amounts paid for 2007 under the Executive and Management Incentive Plan for the Named Executive Officers are disclosed in column (g) of the Summary Compensation Table.

  Nuclear Retention Plan

  One of the Named Executive Officers, Mr. Gary J. Taylor, the current Group President, Utility Operations of Entergy Corporation, previously served as Executive Vice President and Chief Nuclear Officer of Entergy Corporation. In that capacity, he participates in a special retention plan for officers and other leaders with special expertise in the nuclear industry. The plan was established to attract and retain management talent in the nuclear power field, a field which requires unique technical and other expertise that is in great demand in the utility industry. For individuals who commenced participation prior to January 1, 2007, the plan covers a four-year period. For example, an individual who commenced participation on January 1, 2005, subject to their continued employment with a participating company, is eligible to receive a special cash bonus consisting of three payments, each consisting of an amount from 15% to 25% of such participant's then (2005) base salary at the end of 2007, 2008 and 2009. In the case of Mr. Taylor, the special cash bonus is fixed at 25% of his base salary. As a result, Mr. Taylor received a cash bonus equal to 25% of his 2005 salary (his salary at the time of his enrollment in the plan).

  Long-Term Compensation

  Entergy Corporation's long-term equity incentive programs are intended to reward the Named Executive Officers for achievement of shareholder value creation over the long-term. In its long-term incentive programs, Entergy Corporation primarily uses a mix of performance units and stock options in order to accomplish different objectives. Performance units reward the Named Executive Officers on the basis of total shareholder return, which is a measure of stock appreciation and dividend payments relative to the industry peer group companies. Options provide a direct incentive for growing the price of Entergy Corporation common stock. In addition, Entergy Corporation occasionally awards restricted units for retention purposes or to offset forfeited compensation in order to attract officers and managers from other companies.

  Each of the performance units and stock options granted to the Named Executive Officers in 2007 were awarded under the 2007 Equity Ownership and Long Term Cash Incentive Plan of Entergy Corporation, which is referred to as the Equity Ownership Plan.

    Performance Unit Program

  Entergy Corporation issues performance unit awards to the Named Executive Officers (other than Mr. Lewis) under its Performance Unit Program. Each Performance Unit equals the cash value of one share of Entergy Corporation common stock at the end of the performance cycle. Each unit also earns the cash equivalent of the dividends paid during the three-year performance cycle. The Performance Unit Program is structured to reward Named Executive Officers only if performance goals set by the Personnel Committee are met. The Personnel Committee has no discretion to make awards if minimum performance goals are not achieved. The Performance Unit Program provides a minimum, target and maximum achievement level. Performance is measured by assessing Entergy Corporation's total shareholder return relative to the total shareholder return of industry peer group companies. The Personnel Committee chose total shareholder return as a measure of performance because it assesses Entergy Corporation's creation of shareholder value relative to other electric utilities over the performance cycle. Minimum, target and maximum performance levels are determined by reference to the quartile ranking of Entergy Corporation's total shareholder return against the total shareholder return of industry peer group companies.

  Prior to 2006, this peer group was the Standard & Poor's Electric Utility Index. Beginning with the 2006-2008 performance period, the Personnel Committee identified the Philadelphia Utility Index as the industry peer group for total shareholder return performance because the companies represented in this index more closely approximate Entergy Corporation in terms of size and scale and because the companies comprising the Standard and Poor's Electric Utility Index had been reduced by 50%, which resulted in a pool of companies insufficient for comparative purposes. The companies included in the Philadelphia Utility Index are provided above in the Compensation Discussion and Analysis under "The Starting Point - Proxy Analysis."

  Subject to achievement of the Performance Unit Program performance levels, the Personnel Committee issued the following target amounts for the 2008-2010 performance cycle: 16,500 performance units for Mr. Leonard; 3,900 performance units for each of Mr. Smith and Mr. Taylor; 1,400 performance units for Ms. Conley; and 700 performance units for each of Mr. Domino, Mr. McDonald, Ms. Shanks and Mr. West. The range of payouts under the program is shown below.

Quartiles:	4	3	2	1
Performance Levels:	Zero	Minimum	Target	Maximum
Total Shareholder Return Ranges:	25th percentile and below	25th to 50th percentiles	50th to 75th percentiles	75th percentile and above
Payouts:	No Payout	Interpolate between Minimum and Target (10% to 100% of Target)	Interpolate between Target and Maximum (100% to 250% of Target)	Maximum Payout (250% of Target)

  The Personnel Committee sets payout opportunities for the Performance Unit Program each year. In determining payout opportunities, the Committee considers several factors, including:

    The advice of the Committee's independent compensation consultant regarding compensation practices at the industry peer group companies;
    Competitiveness of the Entergy Corporation's compensation plans and their ability to attract and retain top executive talent;
    Target long-term compensation values in the market for similar jobs;
    The desire to ensure, as described above, that a substantial portion of total compensation is performance-based;
    The relative importance, in any given year, of the long-term performance goals established pursuant to the Performance Unit Program; and
    The Committee's assessment of other elements of compensation provided to the Named Executive Officer.

  For the 2005-2007 performance cycle, the target amounts established in January 2005 were:

    34,300 performance units for Mr. Leonard;
    6,000 performance units for Mr. Smith and Mr. Taylor;
    2,700 performance units for Ms. Conley; and
    1,300 performance units for each of Mr. Domino, Mr. McDonald and Ms. Shanks; and
    433 performance units for Mr. West.

  Participants could earn performance units consistent with the range of payouts as described above for the 2008-2010 performance cycle. The Committee established a higher target amount for Mr. Leonard compared to the other Named Executive Officers based on the following factors:

    Mr. Leonard's leadership and contributions to Entergy Corporation's success as measured by, among other things, the overall performance of Entergy Corporation.
    Market practices that compensate chief executive officers at greater potential compensation levels with more "pay at risk," than other named executive officers.

  In January 2008, the Committee assessed Entergy Corporation's total shareholder return for the 2005-2007 performance period and determined the actual number of performance units to be paid to Performance Unit Program participants for the 2005-2007 performance cycle. Performance was measured in a manner similar to that described above for the 2008-2010 cycle, on the basis of relative total shareholder return.

  For purposes of determining Entergy Corporation's relative performance for the 2005-2007 period, the Committee used the Standard and Poor's Electric Utility Index as the peer group. Based on market data provided by the independent compensation consultant and the recommendation of management, the Committee compared Entergy Corporation's total shareholder return against the total shareholder return of the companies that comprised the Standard and Poor's Electric Utility Index at the beginning of the plan period. However because TXU was delisted during the plan period due to a private buyout and its return could not be objectively measured, TXU was excluded from the peer group.

  Based on a comparison of Entergy Corporation's performance relative to the Standard & Poor's Electric Utility Index as described above, the Committee concluded that Entergy Corporation had exceeded the performance targets for the 2005-2007 performance cycle, resulting in a payment of 225% of target. Each performance unit was then automatically converted into cash at the rate of $119.52 per unit, the closing price of Entergy Corporation common stock on the last trading day of the performance cycle (December 31, 2007), plus dividend equivalents accrued over the three-year performance cycle. See the 2007 Option Exercises and Stock Vested table for the amount paid to each of the Named Executive Officers for the 2005-2007 performance unit cycle.

    Stock Options

  The Personnel Committee considers several factors in determining the amount of stock options it will grant under the Equity Ownership Plan to the Named Executive Officers, including:

    Individual performance;
    Prevailing market practice in stock option grants;
    The targeted long-term value created by the use of stock options;
    The number of participants eligible for stock options, and the resulting "burn rate" (i.e., the number of stock options authorized divided by the total number of shares outstanding) to assess the potential dilutive effect; and
    The Committee's assessment of other elements of compensation provided to the Named Executive Officer

  For stock option awards, the Committee's assessment of individual performance of each Named Executive Officer done in consultation with Entergy Corporation's Chief Executive Officer is the most important factor in determining the number of options awarded.

  The following table sets forth the number of stock options granted to each Named Executive Officer in 2007. The exercise price for each option was $91.82, which was the closing fair market value of Entergy Corporation common stock on the date of grant.

Named Exeutive Officer	Stock Options
J. Wayne Leonard	255,000
Richard J. Smith	60,000
Gary J. Taylor	60,000
E. Renae Conley	20,000
Hugh T. McDonald	12,000
Carolyn C. Shanks	12,000
Joseph F. Domino	12,000
Roderick K. West	12,000
Jay A. Lewis	1,700

  The option grants awarded to the Named Executive Officers (other than Mr. Leonard) ranged in amount between 1,700 and 60,000 shares. In the case of Mr. Leonard, who received 255,000 stock options, the Committee took special note of his performance as Entergy Corporation's Chief Executive Officer. Among other things, the Committee noted that the total shareholder return of Entergy Corporation measured over the nine-year period since Mr. Leonard's appointment as CEO of Entergy Corporation in January 1999 exceeded all of the industry peer group companies as well as all other U.S. utility companies.

  In assessing individual and management performance overall (with respect to stock option grants and overall compensation), the Committee noted the following significant achievements:

    Delivery of Entergy Corporation total shareholder return of 32.5 percent relative to the 19 percent returned by the Philadelphia Utility Index;
    Completion of the acquisition of the 798-megawatt Palisades nuclear power plant;
    Success in implementing the alignment of the nuclear fleet which will produce operational improvements and ongoing cost savings;
    Receipt of authorization for $200 million of community development block grants with $181 million received in 2007;
    Successful securitization of $377 million of storm costs in Texas and $48 million in Mississippi related to Hurricanes Katrina and Rita;
    Receipt of a stipulation approving recovery of $971 million in storm costs and reserves in Louisiana;
    Receipt of $99 million in insurance proceeds associated with Hurricanes Katrina and Rita;
    The emergence of Entergy New Orleans from bankruptcy in May 2007;
    Completion of the jurisdictional split of Entergy Gulf States into Entergy Gulf States Louisiana and Entergy Texas;
    Settlement of the New York Power Authority value sharing agreement;
    Continued management of commodity exposure through active contracting;
    Initiation of the separation of the non-utility nuclear business;
    Initiation of a new $1.5 billion share repurchase program;
    Entergy Corporation being named for the sixth consecutive year to the Dow Jones Sustainability Index - World, an index that tracks the performance of companies that lead their field in terms of corporate sustainability on a global basis. This year Entergy Corporation was the only company in the U.S. utility sector to be so honored;
    Entergy Corporation being named as one of the 10 Best Corporate Citizens by Corporate Responsibility Officer magazine;

    Entergy Corporation's selection as part of the Climate Disclosure Leadership Index for the fourth consecutive time;
    Entergy Corporation's rating by Institutional Shareholder Services as the top utility for corporate governance; and
    Recognition Entergy Corporation has received for the community relations, fundraising, nuclear practices, innovation, trustworthiness, customer service, corporate communications and emergency assistance.

  For additional information regarding stock options awarded in 2007 to each of the Named Executive Officers, see the 2007 Grants of Plan-Based Awards table.

  Under the Equity Ownership Plan, all options must have an exercise price equal to the closing fair market value of Entergy Corporation common stock on the date of grant. In addition, Entergy Corporation has adopted a policy requiring that, if an executive officer (including a Named Executive Officer other than Mr. Lewis) exercises any stock option granted on or after January 1, 2003, the officer must retain at least 75% of the after-tax net profit from such stock option exercise in the form of Entergy Corporation common stock until the earlier of 60 months from the date on which the option is exercised or the termination of the executive officer's full-time employment.

  Entergy Corporation has not adopted a formal policy regarding the granting of options at times when it is in possession of material non-public information. However, Entergy Corporation generally grants options to Named Executive Officers only during the month of January in connection with its annual executive compensation decisions. On occasion, it may grant options to newly hired employees or existing employees for retention or other limited purposes.

    Restricted Units

  Restricted units granted under the Equity Ownership Plan represent phantom shares of Entergy Corporation common stock (i.e., non-stock interests that have an economic value equivalent to a share of Entergy Corporation common stock). Entergy Corporation occasionally grants restricted units to Named Executive Officers for retention purposes or to offset forfeited compensation from a previous employer or to existing employees for retention or other limited purposes. If all conditions of the grant are satisfied, restrictions on the restricted units lift at the end of the restricted period, and a cash equivalent value of the restricted units is paid. The settlement price is equal to the number of restricted units multiplied by the closing price of Entergy Corporation common stock on the date restrictions lift. Restricted units are not entitled to dividends or voting rights. Restricted units are generally time-based awards for which restrictions lift, subject to continued employment, over a two- to five-year period.

  No Named Executive Officers received restricted units during 2007.

  Benefits, Perquisites, Agreements and Post-Termination Plans

    Pension Plan, Pension Equalization Plan and System Executive Retirement Plan

  The Named Executive Officers participate in an Entergy Corporation-sponsored pension plan that covers a broad group of employees. This pension plan is a funded, tax-qualified, noncontributory defined benefit pension plan. Benefits under the pension plan are based upon an employee's years of service with an Entergy system company and the employee's average monthly rate of earnings (which generally includes salary and eligible bonus, other than Executive Incentive Plan or Management Incentive Plan bonus) for the highest consecutive 60 months during the 120 months preceding termination of employment or "Eligible Earnings," and are payable monthly after separation from an Entergy system company. The amount of annual earnings that may be considered in calculating benefits under the pension plan is limited by federal law.

  Benefits under the pension plan are calculated as an annuity equal to 1.5% of a participant's Eligible Earnings multiplied by years of service. Years of service under the pension plan formula cannot exceed 40. Contributions to the pension plan are made entirely by the employer and are paid into a trust fund from which the benefits of participants will be paid.

  Entergy Corporation sponsors a Pension Equalization Plan, which is available to a select group of management and highly compensated employees, including the Named Executive Officers (other than its Chief Executive Officer). The Pension Equalization Plan is a nonqualified unfunded plan that provides out of the employer's general assets an amount substantially equal to the difference between the amount that would have been payable under the pension plan, but for legislation limiting pension benefits and earnings that may be considered in calculating pension benefits, and the amount actually payable under the pension plan. The Pension Equalization Plan also takes into account as earnings any Executive Incentive Plan or Management Incentive Plan bonus awards.

  Entergy Corporation also sponsors a System Executive Retirement Plan available to its approximately 60 officers, including the Named Executive Officers (other than Mr. Leonard, Mr. Lewis and Mr. West). Participation in the System Executive Retirement Plan requires individual approval by the plan administrator. The System Executive Retirement Plan is designed to offer a replacement income ratio in the range (based on management level and total years of service) of 55% to 65% of a Named Executive Officer's final three-year average annual compensation (i.e., generally one-third of the sum of the participant's base salary and Executive Incentive Plan bonus for the three years during the last 10 years preceding termination of employment in which such sum is the highest). The System Executive Retirement Plan recognizes a maximum of 30 years of service for purposes of calculating a participant's benefit. Amounts payable under the System Executive Retirement Plan benefit are offset by the value of the Pension Plan and Pension Equalization Plan benefits, and are also typically offset by any prior employer pension benefit available to the executive. While the System Executive Retirement Plan has a replacement ratio schedule from one year of service to the maximum of 30 years of service, the table below offers a sample ratio at 20 and 30 years of service.

Years of Service	Chief Executive Officer	Executives at Management Level 3 & above - includes the remaining 4 Named Executive Officers	Executives at Management Level 4
20 Years	55.0%	50.0%	45.0%
30 years	65.0%	60.0%	55.0%

  Mr. Leonard's retention agreement (as further discussed below) provides that, in lieu of his participation in the Pension Equalization Plan and the System Executive Retirement Plan, upon the termination of his employment (unless such termination is for Cause, as defined in the agreement), he will be entitled to receive a benefit equal to 60% of his final three-year average compensation (as described in the description of the System Executive Retirement Plan above) calculated as a single life annuity and available in a lump sum. This benefit will be reduced by other benefits to which he is entitled from Entergy Corporation-sponsored pension plan or prior employer plans. The terms of Mr. Leonard's Supplemental Executive Retirement Plan were negotiated at the time of his employment with Entergy Corporation and were designed to, among other things, offset the loss of benefits resulting from Mr. Leonard's resignation from his prior employer. At the time that Entergy Corporation recruited Mr. Leonard, he had accumulated twenty-five years of seniority with his prior employer and had served as an executive officer for that employer for over ten years and in an officer-level capacity for over fifteen years.

  The Committee believes that the Pension Plan, Pension Equalization Plan and System Executive Retirement Plan are an important part of the Named Executive Officers' compensation program. These plans are important in the recruitment of top talent in the competitive market, as these types of supplemental plans are typically found in companies of similar size to Entergy Corporation. These plans serve a critically important role in the retention of senior executives, as benefits from these plans increase for each year that these executives remain employed by an Entergy system company. The plans thereby encourage the most senior executives to remain employed within the Entergy system and continue their work on behalf of Entergy Corporation's shareholders.

  The Entergy System company employer of Ms. Conley, Mr. Smith and Mr. Taylor has agreed to provide service credit to each of them under either the Pension Equalization Plan or the System Executive Retirement Plan. Entergy System company employers typically offer these service credit benefits as one element of the total compensation package offered to new mid-level or senior executives that are recruited from other companies. By offering these executives "credited service," Entergy Corporation is able to compete more effectively to hire these employees by mitigating the potential loss of their pension benefits resulting from accepting employment within the Entergy system.

  See the 2007 Pension Benefits table for additional information regarding the operation of the plans described under this caption.

    Savings Plan

  The Named Executive Officers are eligible to participate in an Entergy Corporation-sponsored Savings Plan that covers a broad group of employees. This is a tax-qualified retirement savings plan, wherein total combined before-tax and after-tax contributions may not exceed 30 percent of a participant's base salary up to certain contribution limits defined by law. In addition, under the Savings Plan, the participant's employer matches an amount equal to seventy cents for each dollar contributed by participating employees, including the Named Executive Officers, on the first six percent of their earnings for that pay period. Entergy Corporation maintains the Savings Plan for employees of participating Entergy System companies, including the Named Executive Officers, to encourage employees to save some percentage of their cash compensation for their eventual retirement. The Savings Plan permits employees to make such savings in a manner that is relatively tax efficient. This type of savings plan is also a critical element in attracting and retaining talent in a competitive market.

    Health & Welfare Benefits

  The Named Executive Officers are eligible to participate in a group of health and welfare benefits available to a broad group of employees. These benefits include medical, dental and vision coverage, life and accidental death & dismemberment insurance and long-term disability insurance. Eligibility, coverage levels, potential employee contributions and other plan design features are the same for the Named Executive Officers as for the broad employee population.

    Executive Long-Term Disability Program

  All executive officers, including the Named Executive Officers, are eligible to participate in the Entergy Corporation-sponsored Executive Long-Term Disability program. Individuals who elect to participate in this plan will receive upon the occurrence of a long-term disability 65 percent of the difference between their base salary and the approximate $275,000 cap on disability payments under the Entergy Corporation's general long-term disability plan.

    Executive Deferred Compensation

  The Named Executive Officers (other than Mr. Lewis) are eligible to defer up to 100% of the following payments into the Entergy Corporation-sponsored Executive Deferred Compensation Plan:

    Base Salary (less deductions and withholdings)
    Executive Incentive Plan Bonus
    Performance Unit Program Awards

  The Named Executive Officers (other than Mr. Lewis) also are eligible to defer up to 100% of the following payments into the Equity Ownership Plan:

    Executive Incentive Plan Bonus
    Performance Unit Program Awards

  Additionally, Named Executive Officers may also have deferred account balances under a frozen defined contribution restoration plan. Amounts deferred under the Executive Deferred Compensation Plan and Equity Ownership Plan are subject to limitations prescribed by law and the respective plan.

  All deferral amounts represent an unfunded liability of the employer. Amounts deferred into the Equity Ownership Plan are deemed invested in phantom shares of Entergy Corporation common stock. Amounts deferred under the Executive Deferred Compensation Plan are deemed invested in one or more of the investment options (generally mutual funds) offered under the Savings Plan. Within the Executive Deferred Compensation Plan, the Named Executive Officer may move funds from one deemed investment option to another. Except for deferrals not subject to Internal Revenue Code Section 409A, the Named Executive Officer does not have the ability to withdraw funds, except within the terms provided in such officer's deferral election.

  The employer does not "match" amounts that are deferred by employees pursuant to the Executive Deferred Compensation Plan or Equity Ownership Plan. With the exception of allowing for the deferral of federal and state taxes, Entergy Corporation provides no additional benefit to the Named Executive Officer for deferring any of the above payments. Any increase in value of the deferred amounts results solely from the increase in value of the investment option selected (Entergy Corporation common stock or mutual fund). Deferred amounts are credited with earnings or losses based on the rate of return of deemed investment options or Entergy Corporation common stock, as selected by the participants.

  Entergy Corporation provides this benefit because the Committee believes it is standard market practice to permit officers to defer the cash portion of their compensation. The Executive Deferred Compensation Plan and Equity Ownership Plan permit them to do this while also receiving gains or losses on deemed investments, as described above. Entergy Corporation believes that provision of this benefit is important as a retention and recruitment tool as many, if not all, of the companies with which Entergy Corporation and the Subsidiaries compete for executive talent provide a similar arrangement to their senior employees.

    Perquisites

  Entergy Corporation provides the Named Executive Officers with certain perquisites and other personal benefits as part of providing a competitive executive compensation program and for employee retention. However, perquisites are not a material part of the compensation program for the Named Executive Officers. In 2007, Entergy Corporation offered to the Named Executive Officers (other than Mr. Lewis) limited benefits such as the following: corporate aircraft usage, personal financial counseling, club dues and annual mandatory physical exams. For security and business reasons, Entergy Corporation permits its Chief Executive Officer to use its corporate aircraft at Entergy Corporation expense for personal use. The other Named Executive Officers may use corporate aircraft for personal travel subject to the approval of Entergy Corporation's Chief Executive Officer. The Personnel Committee reviews all perquisites, including the use of corporate aircraft, on an annual basis. For additional information regarding perquisites, see the "All Other Compensation" column in the Summary Compensation table.

    Retention Agreements and other Compensation Arrangements

  The Committee believes that retention and transitional compensation arrangements are an important part of overall compensation for the Named Executive Officers. The Committee believes that these arrangements help to secure the continued employment and dedication of the Named Executive Officers, notwithstanding any concern that they might have at the time of a change in control regarding their own continued employment. In addition, the Committee believes that these arrangements are important as recruitment and retention devices, as all or nearly all of the companies with which Entergy Corporation and the Subsidiaries compete for executive talent have similar arrangements in place for their senior employees.

  To achieve these objectives, Entergy Corporation has established a System Executive Continuity Plan under which each of the Named Executive Officers (other than Mr. Lewis) is entitled to receive "change of control" payments and benefits if such officer's employment is involuntarily terminated for similar qualifying events or circumstances. Based on the market data provided by its independent compensation consultant, the Committee believes the benefits and payment levels under the System Executive Continuity Plan are consistent with market practices.

  In certain cases, the Committee may approve the execution of a retention agreement with an individual executive officer. These decisions are made on a case by case basis to reflect specific retention needs or other factors, including market practice. If a retention agreement is entered into with an individual officer, the Committee considers the economic value associated with that agreement in making overall compensation decisions for the affected officer.

  At present, Entergy Corporation has entered into retention agreements with only two of the Named Executive officers: Mr. Leonard and Ms. Shanks. In general, these retention agreements provide for "change in control" payments and other benefits in addition to those provided under the System Executive Continuity Plan. The retention agreement entered into with Mr. Leonard reflects, among other things, the competition for chief executive officer talent in the market place and the Committee's assessment of his critical role in executing Entergy Corporation's long-term financial and other strategic objectives. Based on the market data provided by its independent compensation consultant, the Committee believes the benefits and payment levels under these retention agreements are consistent with market practices.

  The employment agreement with Ms. Shanks provides for her continued employment until 2011. During this period, Ms. Shanks will continue to participate in all executive plans, programs, and arrangements for such she is eligible. In October, 2011, Ms. Shanks will become a special project coordinator of Entergy Mississippi or another Entergy System company until 2016. During her tenure as special project coordinator, Ms. Shanks will continue to receive her same rate of annual base salary in effect immediately prior to her assumption of this post, but will forfeit an amount sufficient to fund this salary from amounts that would otherwise be credited to her non-qualified deferral accounts. Commencing in October 2016, Ms. Shanks will be eligible to retire with all of the post-retirement compensation and benefits for which she is eligible.

  During the term of the agreement, Ms. Shanks may resign, or her employer may terminate her for "cause," as defined in the agreement. In either of those events, Ms. Shanks is due no additional compensation or benefits under the agreement. If there is a "change in control" before October of 2011, she remains eligible for benefits under the System Executive Continuity Plan. If the change in control occurs while Ms. Shanks is a special project coordinator, and Entergy Corporation's obligations under this agreement are breached, she receives:

    A cash payment equal to her remaining unpaid base salary;
    All other benefits to which she would have been entitled had she remained employed until the conclusion of the term of the agreement; and
    All legal fees and expenses incurred in disputing in good faith any term of this agreement.

  Entergy Corporation has voluntarily adopted a policy that any severance arrangements providing benefits in excess of 2.99 times an officer's annual base salary and bonus must be approved by its shareholders.

  For additional information regarding the System Executive Continuity Plan and the two retention agreements described above, see "Potential Payments upon Termination or Change in Control."

  On July 26, 2007, Mr. Richard Smith, Entergy Corporation's President and Chief Operating Officer, agreed to terminate his retention agreement with Entergy Corporation. Upon termination of the agreement, Mr. Smith was reinstated in the System Executive Continuity Plan. Reinstatement in the System Executive Continuity Plan aligned Mr. Smith's change of control arrangements with those of Entergy Corporation's other executive officers (other than Mr. Leonard). Mr. Smith voluntarily elected to limit his cash payment under the System Executive Continuity Plan to the 2.99 cap, which is lower than the cash payment level he is entitled to under the System Executive Continuity Plan, since his original participation occurred prior to March 2004 which is when the 2.99 cap was implemented.

  Compensation Program Administration

  Role of Personnel Committee

  The Personnel Committee has overall responsibility for approving the compensation program for the Named Executive Officers and makes all final decisions regarding Entergy Corporation's Named Executive Officers. The Personnel Committee is responsible for, among its other duties, the following actions related to Entergy Corporation's Named Executive Officers:

    reviewing and approving compensation policies and programs for the executive officers, including any employment agreement with an executive officer;
    evaluating the performance of Entergy Corporation's Chairman and Chief Executive Officer; and
    reporting, at least annually, to the Board on succession planning, including succession planning for Entergy Corporation's Chief Executive Officer.

  The Personnel Committee has authorized, in limited circumstances, the delegation of its authority to grant stock options under Entergy plans to Entergy Corporation's Chairman and Chief Executive Officer and Senior Vice President of Human Resources subject to the following conditions:

    No grant may exceed an aggregate value of $1 million per grantee;
    All awards must be issued in accordance with the terms of Entergy Corporation's plans, including the requirement that all options be issued for an exercise price not less than the fair market value of the stock on date the option is granted;
    No awards may be granted to any executive officer of Entergy Corporation (as defined under Section 16 of the Securities Exchange Act of 1934); and
    The Personnel Committee must be advised on at least a quarterly basis of the grants made under the exercise of this delegated authority.

  Role of Chief Executive Officer

  The Personnel Committee solicits recommendations from Mr. Leonard, Entergy Corporation's Chief Executive Officer, with respect to compensation decisions for individual Named Executive Officers (other than him). Mr. Leonard's role is limited to:

    providing the Committee with an assessment of the performance of each Named Executive Officer; and
    recommending base salary, annual merit increases, stock option and annual cash incentive plan compensation amounts for these officers.

  In addition, the Committee may request that Mr. Leonard provide management feedback and recommendations on changes in the design of compensation programs, such as special retention plans or changes in structure of bonus programs. Mr. Leonard does not play any role with respect to any matter affecting his own compensation nor does he have any role determining or recommending the amount, or form, of director compensation.

  Mr. Leonard may attend committee meetings of the Personnel Committee only at the invitation of the chair of the Personnel Committee and cannot call a meeting of the Committee. However, he is not in attendance at any meeting when the Committee determines and approves the compensation to be paid to the Named Executive Officers. Since he is not a member of the Committee, he has no vote on matters submitted to the Committee. During 2007, Mr. Leonard attended 6 meetings of the Personnel Committee.

  In 2007, the Committee's compensation consultant met at the request of the Personnel Committee with Mr. Leonard to review market trends in executive and management compensation and to discuss the company's overall compensation philosophy, such as the optimum balance between base and incentive compensation. In addition, the Committee requested that its independent compensation consultant/expert interview Mr. Leonard to obtain management feedback on the impact of compensation programs on employees and information regarding the roles and responsibilities of the Named Executive Officers.

  Role of the Compensation Consultant

  In discharging its duties, the Personnel Committee has retained Towers Perrin as its independent compensation consultant to assist it, among other things, in evaluating different compensation programs and developing market data to assess the compensation programs. Under the terms of its engagement, Towers Perrin reports directly to the Personnel Committee, which has the right to retain or dismiss the consultant without the consent of the Entergy Corporation's management. In addition, Towers Perrin is required to seek and receive the prior written consent of the Personnel Committee before accepting any material engagements from Entergy Corporation or its subsidiaries.

  In considering the appointment of Towers Perrin, the Personnel Committee took into account that Towers Perrin provides from time to time general consulting services to Entergy Corporation's management with respect to non-executive compensation matters. In this connection the Committee reviewed the fees and compensation received by Towers Perrin for these services over a historical period. After considering the nature and scope of these engagements and the fee arrangements involved, the Personnel Committee determined that the engagements did not create a conflict of interest. The Committee reviews on an ongoing basis the fees and compensation received by Towers Perrin for non-executive compensation matters on an annual basis to monitor its independence.

  Tax Considerations

  Section 162(m) of the Internal Revenue Code limits the tax deductibility by a publicly held corporation of compensation in excess of $1 million paid to a Chief Executive Officer or any other of its four most highly compensated executive officers, unless that compensation is "performance-based compensation" as defined by the Code. The Personnel Committee considers deductibility under Section 162(m) as it structures the compensation packages that are provided to the Named Executive Officers. However, the Personnel Committee and the Board believe that it is in the best interest of Entergy Corporation and the Subsidiaries that the Personnel Committee retains the flexibility and discretion to make compensation awards, whether or not deductible. This flexibility is necessary to foster achievement of performance goals established by the Personnel Committee as well as other corporate goals that the Committee deems important to Entergy Corporation and the Subsidiaries' success, such as encouraging employee retention and rewarding achievement.

  PERSONNEL COMMITTEE REPORT

  The "Personnel Committee Report" included in the Entergy Corporation Proxy Statement is incorporated by reference, but will not be deemed to be "filed" in this Annual Report on Form 10-K. None of the Subsidiaries has a compensation committee, or other board committee performing equivalent functions. The board of directors of each of the Subsidiaries is comprised of individuals who are officers or employees of Entergy Corporation or one of the Subsidiaries. These boards do not make determinations regarding the compensation paid to executive officers of the Subsidiaries.

  Summary Compensation Table

  The following table summarizes the total compensation paid or earned by each of the Named Executive Officers for the fiscal years ended December 31, 2007 and 2006. For information on the principal positions held by each of the Named Executive Officers, see Item 10, "Directors and Executive Officers of the Registrants." The compensation set forth in the table represents the aggregate compensation paid by all Entergy System companies. Except for Ms. Shanks, none of the Entergy System companies has entered into any employment agreements with any of the Named Executive Officers (other than the retention agreements described in "Potential Payments upon Termination or Change in Control"). For a detailed description of Ms. Shanks' agreement, see the "Retention and Employment Agreements" section of the "Compensation Discussion and Analysis." For additional information regarding the material terms of the awards reported in the following tables, including a general description of the formula or criteria to be applied in determining the amounts payable, see "Compensation Discussion and Analysis."

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position	Year	Salary	Bonus	Stock Awards (2)	Option Awards (3)	Non-Equity Incentive Plan Compensation (4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (5)	All Other Compensation (6)	Total

E. Renae Conley	2007	$388,250	$ -	$797,680	$192,599	$320,000	$276,700	$37,321	$2,012,550
CEO-Entergy Louisiana and	2006	$373,230	$ -	$500,674	$129,170	$455,000	$96,200	$17,748	$1,572,022
CEO-Entergy Gulf States
Louisiana

Joseph F. Domino (1)	2007	$304,122	$ -	$382,066	$115,076	$135,000	$515,900	$42,129	$1,494,293
Former CEO - TX of	2006	$293,951	$71,625	$245,013	$75,216	$297,000	$73,700	$37,723	$1,094,228
Entergy Gulf States

J. Wayne Leonard	2007	$1,216,443	$ -	$15,727,171	$2,468,256	$1,815,480	$4,879,200	$80,960	$26,187,510
Chairman of the Board and	2006	$1,168,577	$ -	$7,429,048	$1,622,682	$2,235,870	$2,250,100	$55,663	$14,761,940
CEO - Entergy Corp.

Jay A. Lewis	2007	$203,823	$ -	$ -	$10,854	$105,156	$28,000	$8,838	$356,671
Vice President, CFO -	2006	$193,122	$ -	$ -	$11,163	$120,050	$17,600	$8,366	$350,301
Entergy Arkansas, Entergy
Gulf States Louisiana, Entergy
Louisiana, Entergy
Mississippi, Entergy New
Orleans, Entergy Texas

Hugh T. McDonald	2007	$309,088	$ -	$382,066	$115,076	$120,000	$182,800	$41,891	$1,150,921
CEO-Entergy Arkansas	2006	$298,870	$ -	$245,013	$75,216	$204,000	$70,600	$42,355	$936,054

Carolyn C. Shanks	2007	$304,314	$ -	$429,468	$115,076	$135,000	$165,800	$36,987	$1,186,645
CEO-Entergy Mississippi	2006	$294,039	$71,500	$310,805	$75,216	$260,000	$58,700	$36,123	$1,106,383

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position	Year	Salary	Bonus	Stock Awards (2)	Option Awards (3)	Non-Equity Incentive Plan Compensation (4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (5)	All Other Compensation (6)	Total

Richard J. Smith	2007	$599,612	$ -	$1,809,008	$590,666	$535,886	$743,700	$60,627	$4,339,499
President and Chief Operating	2006	$536,650	$ -	$1,084,755	$414,959	$718,918	$183,800	$67,338	$3,006,420
Officer - Entergy Corp.

Gary J. Taylor	2007	$542,576	$105,000	$1,809,008	$566,481	$474,230	$723,800	$90,983	$4,312,078
Group President,	2006	$515,967	$ -	$1,084,755	$344,099	$691,268	$277,200	$55,935	$2,969,224
Utility Operations

Roderick K. West	2007	$270,752	$ -	$232,311	$69,631	$155,000	$16,800	$36,611	$781,105
CEO-Entergy New Orleans	2006	$195,423	$ -	$ -	$16,173	$177,000	$18,000	$15,680	$422,276

(1)	Mr. Domino was CEO - TX of Entergy Gulf States through December 31, 2007. As a result of the jurisdictional split, Mr. Domino became CEO of Entergy Texas on December 31, 2007.
(2)

  The amounts in column (e) represent the dollar amount recognized for financial statement reporting purposes in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (which is referred to as "SFAS l23R") of performance units granted under the Performance Unit Program of the Equity Ownership Plan. For a discussion of the relevant assumptions used in valuing these awards, see Note 12 to the Financial Statements.

(3)

  The amounts in column (f) represent the dollar amount recognized for financial statement reporting purposes in accordance with SFAS l23R of stock options granted under the Equity Ownership Plan. For a discussion of the relevant assumptions used in valuing these awards, see Note 12 to the Financial Statements.

(4)	The amounts in column (g) represent cash payments made under the Executive Incentive Plan or the Management Incentive Plan in the case of Mr. Lewis.
(5)

  The amounts in column (h) include the annual actuarial increase in the present value of the Named Executive Officer's benefits under all pension plans established by Entergy Corporation using interest rate and mortality rate assumptions consistent with those used in Entergy Corporation's financial statements and includes amounts which the Named Executive Officers may not currently be entitled to receive because such amounts are not vested. None of the increase is attributable to above-market or preferential earnings on nonqualified deferred compensation (see "2007 Nonqualified Deferred Compensation").

(6)

  The amounts set forth in column (i) for 2007 include (a) matching contributions by Entergy Corporation to each of the Named Executive Officers; (b) life insurance premiums; (c) tax gross up payments and (d) perquisites and other personal benefits. The amounts are listed in the following table:

	E. Renae Conley	Joseph F. Domino	J. Wayne Leonard	Jay A. Lewis	Hugh T. McDonald	Carolyn C. Shanks	Richard J. Smith	Gary J. Taylor	Roderick K. West
Company Contribution - Savings Plan	$9,363	$9,450	$9,450	$8,560	$9,450	$9,450	$9,450	$9,450	$9,450
Life Insurance Premium	$3,944	$3,673	$7,482	$278	$2,134	$1,006	$2,855	$4,002	$538
Tax Gross Up Payments	$8,758	$8,984	$17,406	$ -	$11,377	$10,997	$15,306	$30,601	$11,572

  Perquisites and Other Personal Benefits

  The amounts set forth in column (i) also include perquisites and other personal benefits that Entergy Corporation provides to the Named Executive Officers as part of providing a competitive executive compensation program and for employee retention. The following perquisites and other personal benefits were provided by Entergy Corporation in 2007 to the Named Executive Officers:

Named Executive Officer	Financial Counseling	Club Dues	Personal Use of Corporate Aircraft	Relocation	Executive Physicals
E. Renae Conley	x				x
Joseph F. Domino	x	x			x
Wayne J. Leonard	x		x
Hugh T. McDonald	x	x			x
Carolyn C. Shanks	x	x
Richard J. Smith	x		x		x
Gary J. Taylor	x	x	x	x	x
Roderick K West	x	x			x

  For security and business reasons, Entergy Corporation permits Mr. Leonard to use its corporate aircraft for personal use at the expense of Entergy Corporation. The other Named Executive Officers may use the corporate aircraft for personal travel subject to the approval of Entergy Corporation's Chief Executive Officer. The aggregate incremental aircraft usage cost associated with Mr. Leonard's personal use of the corporate aircraft, including the costs associated with travel to outside board meetings, was $27,072 for fiscal year 2007 and is reflected in column (i) and the total above. The incremental cost to Entergy Corporation for use of the corporate aircraft is based on the variable operational costs of each flight, including fuel, maintenance, flight crew travel expense, catering, communications and fees, including flight planning, ground handling and landing permits.

  None of the other individual perquisites items exceeded $25,000 for any of the Named Executive Officers.

  2007 Grants of Plan-Based Awards

  The following table summarizes award grants during 2007 to the Named Executive Officers.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts under Equity Incentive Plan Awards(2)
Name (a)	Grant Date (b)	Thresh-old ($) (c)	Target ($) (d)	Maximum ($) (e)	Threshold (#) (f)	Target (#) (g)	Maximum (#) (h)	All Other Stock Awards: Number of Shares of Stock or Units (#) (i)	All Other Option Awards: Number of Securities Under-lying Options (#) (3) (j)	Exercise or Base Price of Option Awards ($/Sh) (k)	Grant Date Fair Value of Stock and Option Awards (l)

E. Renae Conley	1/25/07	-	$235,200	$470,400
	1/25/07				210	2,100	5,250				$192,822
	1/25/07								20,000	$91.82	$314,500

Joseph F. Domino	1/25/07	-	$153,505	$307,010
	1/25/07				100	1,000	2,500				$91,820
	1/25/07								12,000	$91.82	$188,700

J. Wayne Leonard	1/25/07	-	$1,476,000	$2,952,000
	1/25/07				2,380	23,800	59,500				$2,185,316
	1/25/07								255,000	$91.82	$4,009,875

Jay A. Lewis	1/25/07	-	$82,800	$165,600
	1/25/07				-	-	-				$ -
	1/25/07								1,700	$91.82	$21,225

Hugh T. McDonald	1/25/07	-	$155,996	$311,992
	1/25/07				100	1,000	2,500				$91,820
	1/25/07								12,000	$91.82	$188,700

Carolyn C. Shanks	1/25/07	-	$153,505	$307,010
	1/25/07				100	1,000	2,500				$91,820
	1/25/07								12,000	$91.82	$188,700

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts under Equity Incentive Plan Awards(2)
Name (a)	Grant Date (b)	Thresh-old ($) (c)	Target ($) (d)	Maximum ($) (e)	Threshold (#) (f)	Target (#) (g)	Maximum (#) (h)	All Other Stock Awards: Number of Shares of Stock or Units (#) (i)	All Other Option Awards: Number of Securities Under-lying Options (#) (3) (j)	Exercise or Base Price of Option Awards ($/Sh) (k)	Grant Date Fair Value of Stock and Option Awards (l)

Richard J. Smith	1/25/07	-	$435,680	$871,360
	1/25/07				450	4,500	11,250				$413,190
	1/25/07								60,000	$91.82	$943,500

Gary J. Taylor	1/25/07	-	$385,553	$771,106
	1/25/07				450	4,500	11,250				$413,190
	1/25/07								60,000	$91.82	$943,500

Roderick K. West	1/25/07	-	$110,400	$220,800
	1/25/07				100	1,000	2,500				$91,820
	1/25/07								12,000	$91.82	$188,700

(1)

  The amounts in columns (c), (d) and (e) represent minimum, target and maximum payment levels under the Executive Incentive Plan or the Management Incentive Plan, in the case of Mr. Lewis. The actual amounts awarded are reported in column (g) of the Summary Compensation Table.

(2)

  The amounts in columns (f), (g) and (h) represent the minimum, target and maximum payment levels under the Performance Unit Program. Performance under the program is measured by Entergy Corporation's total shareholder return relative to the total shareholder returns of the companies included in the Philadelphia Utilities Index. If Entergy Corporation's total shareholder return is 25% or below that of the Philadelphia Utilities Index, there is no payout. Subject to achievement of performance targets, each unit will be converted into the cash equivalent of one share of Entergy Corporation's common stock on the last day of the performance period (December 31, 2009).

(3)

  The amounts in column (j) represent options to purchase shares of Entergy Corporation's common stock. The options vest one-third on each of the first through third anniversaries of the grant date. The options have a ten-year term from the date of grant.

  2007 Outstanding Equity Awards at Fiscal Year-End

  The following table summarizes unexercised options, stock that has not vested and equity incentive plan awards for each Named Executive Officer outstanding as of the end of 2007.

	Option Awards					Stock Awards
(a) Name	(b) Number of Securities Underlying Unexercised Options (#) Exercisable	(c) Number of Securities Underlying Unexercised Options (#) Unexercisable	(d) Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	(e) Option Exercise Price ($)	(f) Option Expiration Date	(g) Number of Shares or Units of Stock That Have Not Vested (#)	(h) Market Value of Shares or Units of Stock That Have Not Vested ($)	(i) Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	(j) Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

E. Renae Conley	-	20,000(1)		$91.82	1/25/2017
	4,700	9,400(2)		$68.89	1/26/2016
	10,000	5,000(3)		$69.47	1/27/2015
	18,400	-		$58.60	3/02/2014
	9,092	-		$51.50	1/27/2010
	24,000	-		$44.45	1/30/2013
								5,250(4)	$627,480
								6,000(5)	$717,120

Joseph F. Domino	-	12,000(1)		$91.82	1/25/2017
	2,500	5,000(2)		$68.89	1/26/2016
	6,666	3,334(3)		$69.47	1/27/2015
	10,000	-		$58.60	3/02/2014
	10,500	-		$44.45	1/30/2013
								2,500(4)	$298,800
								2,750(5)	$328,680

J. Wayne Leonard	-	255,000(1)		$91.82	1/25/2017
	70,000	140,000(2)		$68.89	1/26/2016
	110,133	55,067(3)		$69.47	1/27/2015
	220.000	-		$58.60	3/02/2014
	195,000	-		$44.45	1/30/2013
	330,600	-		$41.69	2/11/2012
	330,600	-		$37.00	1/25/2011
	330,600	-		$23.00	1/27/2010
	255,000	-		$29.94	1/28/2009
								59,500(4)	$7,111,440
								83,750 (5)	$10,009,800
						100,000(6)	$11,952,000

Jay A. Lewis	-	1,700(1)		$91.82	1/25/2017
	333	667(2)		$68.89	1/26/2016
	3,000	-		$58.60	3/02/2014
	5,867	-		$44.45	1/30/2013
	11,584	-		$41.69	2/11/2012

	Option Awards					Stock Awards
(a) Name	(b) Number of Securities Underlying Unexercised Options (#) Exercisable	(c) Number of Securities Underlying Unexercised Options (#) Unexercisable	(d) Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	(e) Option Exercise Price ($)	(f) Option Expiration Date	(g) Number of Shares or Units of Stock That Have Not Vested (#)	(h) Market Value of Shares or Units of Stock That Have Not Vested ($)	(i) Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	(j) Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Hugh T. McDonald	-	12,000(1)		$91.82	1/25/2017
	2,500	5,000(2)		$68.89	1/26/2016
	12,522	-		$73.25	2/11/2012
	6,666	3,334(3)		$69.47	1/27/2015
	10,000	-		$58.60	3/02/2014
	9,199	-		$45.50	1/27/2010
	12,000	-		$44.45	1/30/2013
								2,500(4)	$298,800
								2,750(5)	$328,680

Carolyn C. Shanks	-	12,000(1)		$91.82	1/25/2017
	2,500	5,000(2)		$68.89	1/26/2016
	6,666	3,334(3)		$69.47	1/27/2015
	10,000	-		$58.60	3/02/2014
	14,000	-		$44.45	1/30/2013
								2,500(4)	$298,800
								2,750(5)	$328,680
						1,800(7)	$215,136

Richard J. Smith	-	60,000(1)		$91.82	1/25/2017
	16,666	33,334(2)		$68.89	1/26/2016
	26,666	13,334(3)		$69.47	1/27/2015
	63,600	-		$58.60	3/02/2014
	7,640	-		$51.50	1/25/2011
	7,560	-		$51.50	8/30/2009
	7,577	-		$51.50	1/27/2010
	50,000	-		$44.45	1/30/2013
	8,013	-		$45.45	8/30/2009
	16,987	-		$45.45	1/27/2010
	70,000	-		$41.69	2/11/2012
	39,428	-		$37.00	1/25/2011
								11,250(4)	$1,344,600
								15,000(5)	$1,792,800

Gary J. Taylor	-	60,000(1)		$91.82	1/25/2017
	16,666	33,334(2)		$68.89	1/26/2016
	23,333	11,667(3)		$69.47	1/27/2015
	40,000	-		$58.60	3/02/2014
	26,900	-		$44.45	1/30/2013
	34,600	-		$41.69	2/11/2012
	26,667	-		$37.00	1/25/2011
								11,250(4)	$1,344,600
								15,000(5)	$1,792,800

Roderick K. West	-	12,000(1)		$91.82	1/25/2017
	-	1,334(2)		$68.89	1/26/2016
	-	667(3)		$69.47	1/27/2015
								2,500(4)	$298,800
								1,832(5)	$218,961

(1)	Consists of options that will vest as follows: 1/3 of the options granted vest on each of 1/25/2008, 1/25/2009 and 1/25/2010.
(2)	Consists of options that will vest as follows: 1/2 of the unexercisable options vest on each of 1/26/2008 and 1/26/2009.
(3)	The remaining unexercisable options will vest on 1/27/2008.
(4)

  Consists of performance units that will vest on December 31, 2009 only if, and to the extent that, Entergy Corporation satisfies performance conditions as described under "Long-Term Compensation - Performance Unit Program" in Compensation Discussion and Analysis.

(5)

  Consists of performance units that will vest on December 31, 2008 only if, and to the extent that, Entergy Corporation satisfies performance conditions as described under "Long-Term Compensation - Performance Unit Program" in Compensation Discussion and Analysis.

(6)	Consists of restricted units granted under the Equity Ownership Plan, 50,000 of which will vest on August 3, 2008 and 50,000 of which will vest on August 3, 2009.
(7)	Consists of restricted units granted under the Equity Ownership Plan which will vest on October 28, 2011 based on continued service with an Entergy System company employer.

  2007 Option Exercises and Stock Vested

  The following table provides information concerning each exercise of stock options and each vesting of stock during 2007 for the Named Executive Officers.

	Options Awards		Stock Awards
(a) Name	(b) Number of Shares Acquired on Exercise (#)	(c) Value Realized on Exercise ($)	(d) Number of Shares Acquired on Vesting (#) (1)	(e) Value Realized on Vesting ($)

E. Renae Conley	82,100	$6,391,399	6,452	$771,143

Joseph F. Domino	12,790	$530,784	3,067	$366,568

J. Wayne Leonard	-	-	81,657	$9,759,645

Jay A. Lewis	1,750	$101,117	-	-

Hugh T. McDonald	7,400	$400,941	3,067	$366,568

Carolyn C. Shanks	-	-	3,067	$366,568

Richard J. Smith	-	-	14,279	$1,706,626

Gary J. Taylor	-	-	14,279	$1,706,626

Roderick K. West	2,666	$119,269	1,058	$126,452

(1)

  Represents the vesting of performance units for the 2005 - 2007 performance period (payable solely in cash based on the closing stock price of Entergy Corporation on the date of vesting) under the Performance Unit Program.

  2007 Pension Benefits

  The following table shows the present value as of December 31, 2007, of accumulated benefits payable to each of the Named Executive Officers, including the number of years of service credited to each Named Executive Officer, under the retirement plans sponsored by Entergy Corporation, determined using interest rate and mortality rate assumptions consistent with those used in Entergy Corporation's financial statements. Information regarding these retirement plans is included in Compensation Discussion & Analysis under the heading, "Benefits, Perquisites, Agreements and Post-Retirement Plans - Pension Plan, Pension Equalization Plan, and System Executive Retirement Plan." In addition, this section includes information regarding early retirement options under the plans.

Name	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit	Payments During 2007

E. Renae Conley (1)	Non-qualified Pension Equalization Plan	25.35	$886,300	$ -
	Qualified defined benefit plan	8.83	$123,000	$ -

Joseph F. Domino (2)	Non-qualified System Executive Retirement Plan	37.50	$1,452,200	$ -
	Qualified defined benefit plan	34.08	$745,500	$ -

J. Wayne Leonard (3)	Non-qualified supplemental retirement plan benefit	9.68	$23,610,700	$ -
	Qualified defined benefit plan	9.68	$186,100	$ -

Jay A. Lewis	Non-qualified Pension Equalization Plan	8.58	$22,300	$ -
	Qualified defined benefit plan	8.58	$84,400	$ -

Hugh T. McDonald (2)	Non-qualified System Executive Retirement Plan	25.92	$744,900	$ -
	Qualified defined benefit plan	24.42	$290,000	$ -

Carolyn C. Shanks (2)	Non-qualified System Executive Retirement Plan	24.58	$674,800	$ -
	Qualified defined benefit plan	21.17	$226,700	$ -

Richard J. Smith (4)	Non-qualified Pension Equalization Plan	31.25	$2,643,400	$ -
	Qualified defined benefit plan	8.33	$152,300	$ -

Gary J. Taylor (5)	Non-qualified System Executive Retirement Plan	17.75	$2,433,200	$ -
	Qualified defined benefit plan	7.75	$127,400	$ -

Roderick K. West	Non-qualified Pension Equalization Plan	8.75	$19,600	$ -
	Qualified defined benefit plan	8.75	$50,200	$ -

(1)

  Ms. Conley entered into an agreement granting 16.52 additional years of service under the non-qualified Pension Equalization Plan increasing the present value of the accumulated benefit by $78,700 over the benefit she would receive under the non-qualified System Executive Retirement Plan.

(2)	Service under the non-qualified System Executive Retirement Plan is granted from date of hire. Qualified plan service is granted from the later of date of hire and age 25.
(3)

  Pursuant to his retention agreement, Mr. Leonard is entitled to a non-qualified supplemental retirement benefit in lieu of participation in Entergy Corporation's non-qualified supplemental retirement plans such as the System Executive Retirement Plan or the Pension Equalization Plan. Mr. Leonard may separate from employment without a reduction in his non-qualified supplemental retirement benefit.

(4)

  Mr. Smith entered into an agreement granting 22.92 additional years of service under the non-qualified Pension Equalization Plan providing an additional $1,012,400 above the accumulated benefit he would receive under the non-qualified System Executive Retirement Plan.

(5)	Mr. Taylor entered into an agreement granting an additional 10 years of service under the System Executive Retirement Plan resulting in a $1,453,000 increase in the present value of his benefit.

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

  Normal retirement under the plan is age 65. Employees who terminate employment prior to age 55 may receive a reduced deferred vested retirement benefit payable as early as age 55 that is actuarially equivalent to the normal retirement benefit (i.e., reduced by 7% per year for the first 5 years preceding age 65, and reduced by 6% for each additional year thereafter). Employees who are at least age 55 with 10 years of vesting service upon termination from employment are entitled to a subsidized early retirement benefit beginning as early as age 55. The subsidized early retirement benefit is equal to the normal retirement benefit reduced by 2% per year for each year that early retirement precedes age 65.

  Mr. Domino is eligible for subsidized early retirement benefits.

  Nonqualified Retirement Benefits

  The Named Executive Officers are eligible to participate in certain nonqualified retirement benefit plans that provide retirement income, including the Pension Equalization Plan and the System Executive Retirement Plan. Each of these plans is an unfunded nonqualified defined benefit pension plan that provides benefits to key management employees. In these plans, each described below, an executive is typically enrolled in one or more plans but only paid the amount due under the plan that provides the highest benefit. In general, upon disability, participants in the Pension Equalization Plan and the System Executive Retirement Plan remain eligible for continued service credits until recovery or retirement. Generally, spouses of participants who die before commencement of benefits may be eligible for a portion of the participant's accrued benefit.

  The Pension Equalization Plan

  All of the Named Executive Officers (with the exception of Mr. Leonard) are participants in the Pension Equalization Plan. The benefit provisions are substantially the same as the qualified retirement plan but provide two additional benefits: (a) "restorative benefits" intended to offset limitations on certain earnings that may be considered in connection with the qualified retirement plan and (b) supplemental credited service (if granted to an individual participant). The benefits under this plan are offset by benefits payable from the qualified retirement plan and may be offset by prior employer benefits. Participants may elect to receive their Pension Equalization Plan benefit in the form of a monthly annuity or an actuarially equivalent lump sum payment. The Pension Equalization Plan benefit attributable to supplemental credited service is not vested until age 65. Subject to the approval of the Entergy System company employer, an employee who terminates employment prior to age 65 may be vested in his or her benefit, with payment of the benefit beginning as early as age 55. Benefits payable prior to age 65 are subject to the same reductions as qualified plan benefits.

  The System Executive Retirement Plan

  All Named Executive Officers (except Mr. Leonard, Mr. Lewis and Mr. West) are participants in the System Executive Retirement Plan. The System Executive Retirement Plan provides a monthly benefit payable for the employees' lifetime beginning at age 65, as further described in the Compensation Discussion and Analysis. The System Executive Retirement Plan benefit is not vested until age 65. Subject to the approval of the Entergy System company employer, an employee who terminates his or her employment prior to age 65 may be vested in the System Executive Retirement Plan benefit, with payment of the benefit beginning as early as age 55. Benefits payable prior to age 65 are subject to the same reductions as qualified plan benefits. Further, in the event of a change in control, participants in the System Executive Retirement Plan are also eligible for subsidized early retirement as early as age 55 even if they do not currently meet the age or service requirements for early retirement under that plan or have company permission to separate from employment.

  Mr. Leonard's Nonqualified Supplemental Retirement Benefit

  Mr. Leonard's retention agreement provides that if his employment with the Company is terminated for any reason other than for cause (as defined below under "Potential Payments Upon Termination or Change in Control"), he will be entitled to a non-qualified supplemental retirement benefit in lieu of participation in Entergy Corporation's non-qualified supplemental retirement plans such as the System Executive Retirement Plan or the Pension Equalization Plan. Mr. Leonard's non-qualified supplemental retirement benefit is calculated as a single life annuity equal to 60% of his final three-year average compensation (as described in the description of the System Executive Retirement Plan), reduced to account for benefits payable to Mr. Leonard under Entergy Corporation's and a former employer's qualified pension plans. The benefit is payable in a single lump sum, or as periodic payments, as elected by Mr. Leonard in accordance with Internal Revenue Code Section 409A. If elected, periodic payments will be due for Mr. Leonard's life, and then a reduced benefit of 50% will be due for the life of his spouse. Because Mr. Leonard attained the age of 55 during 2005, Mr. Leonard is currently entitled under his retention agreement to his non-qualified supplemental retirement benefit if he were to leave Entergy System company employment other than as the result of a termination for cause.

  Additional Information

  For a description of the material terms and conditions of payments and benefits available under the retirement plans, including each plan's normal retirement payment and benefit, benefit formula and eligibility standards, specific elements of compensation included in applying the payment and benefit formula, and Entergy Corporation's policies with regard to granting extra years of credited service, see "Compensation Discussion and Analysis -- Benefits, Perquisites, Agreements and Post-Termination Plans -- Pension Plan, Pension Equalization Plan and System Executive Retirement Plan." For a discussion of the relevant assumptions used in valuing these liabilities, see Note 11 to the Financial Statements.

  2007 Nonqualified Deferred Compensation

  The following table provides information regarding the Executive Deferred Compensation Plan and the Equity Ownership Plan, which allow for the deferral of compensation for the Named Executive Officers. For additional information, see "Benefits, Perquisites, Agreements and Post-Termination Plans --Executive Deferred Compensation" in Compensation Discussion and Analysis. All Named Executive Officers except Mr. Lewis are eligible to participate in the deferral programs.

  All deferrals are credited to the applicable Entergy System company employer's non-funded liability account. Depending on the payment deferred, the Named Executive Officers may elect investment in either phantom Entergy Corporation common stock or one or more of several investment options under the Savings Plan. Within limitations of the program, participating Named Executive Officers may move funds from one deemed investment option to another. The participating Named Executive Officers do not have the ability to withdraw funds from the deemed investment accounts except within the terms provided in their deferral elections. Within the limitations prescribed by law as well as the program, participating Named Executive Officers have the option to make a successive deferral of these funds. Assuming a Named Executive Officer does not elect a successive deferral, the Entergy System company employer of the participant is obligated to pay the amount credited to the participant's account at the conclusion of their deferral. These payments are paid out of the general assets of the employer.

  FICA and Medicare taxes are paid on all deferred amounts prior to their deferral. Applicable federal and state taxes are paid at the conclusion of their deferral. Employees are not eligible for a "match" of amounts that are deferred by them pursuant to the deferred compensation programs. With the exception of allowing for the deferral of federal and state taxes, the Entergy System company employer provides no additional benefit to the Named Executive Officers in connection with amounts deferred under the Executive Deferred Compensation Plan. The deemed investment options available to participating Named Executive Officers are limited to certain deemed investment options available to all non-officer employees under the Savings Plan. Deferred amounts are deemed credited with earnings or losses based on the rate of return of deemed investment options (under the Executive Deferred Compensation Plan) or Entergy Corporation common stock (under the Equity Ownership Plan or 2007 Equity Plan). In 2006, the Personnel Committee approved a number of recommendations to simplify the deferral programs and reduce the number of options available to the Named Executive Officers.

Name (a)	Executive Contributions in 2007 (b)	Registrant Contributions in 2007 (c)	Aggregate Earnings in 2007 (4) (d)	Aggregate Withdrawals/ Distributions (e)	Aggregate Balance at December 31, 2007 (f)

E. Renae Conley	$ -	$ -	$447,942	($1,855,664)	$2,299,848

Joseph F. Domino	$ -	$ -	$47,204	($542,530)	$813,981

J. Wayne Leonard	$182,602(1)	$ -	$4,818,330	$ -	$20,024,698

Jay A. Lewis	$ -	$ -	$ -	$ -	$ -

Hugh T. McDonald	$275,066(2)	$ -	$906,846	$ -	$5,113,410

Carolyn C. Shanks	$ -	$ -	$159,298	($1,073,718)	$1,022,240

Richard J. Smith	$359,459(3)	$ -	$1,735,408	($579,053)	$8,768,192

Gary J. Taylor	$ -	$ -	$72,599	($2,006,756)	$1,216,659

Roderick K. West	$ -	$ -	$ -	$ -	$ -

(1)	Mr. Leonard contributed a portion of his 2007 salary reported in column (c) of the Summary Compensation Table.
(2)

  Mr. McDonald deferred his payout from the 2004 - 2006 Performance Unit Program previously reported in column (e) for 2006 in the Summary Compensation Table. Mr. McDonald also deferred $49,467 of salary reported in column (c) for 2007 in the Summary Compensation Table.

(3)	Mr. Smith deferred a portion of his 2006 Executive Incentive Plan payout reported in column (g) for 2006 in the Summary Compensation Table.
(4)	Amounts in this column are not included in the Summary Compensation Table.

  Potential Payments upon Termination or Change in Control

  Estimated Payments

  The tables below reflect the amount of compensation each named executive officer would receive upon the occurrence of the specified separation triggering events, based on available programs and specific agreements with each executive. The tables assume the separation was effective on December 31, 2007, the last business day of the last fiscal year, and the stock price of Entergy Corporation common stock is $119.52, which was the closing market price on such date.

  E. Renae Conley
  President and CEO, Entergy Gulf States Louisiana and Entergy Louisiana

  The following table shows certain payments and benefits, excluding vested or earned awards and benefits, which the President & CEO, Entergy Gulf States Louisiana and Entergy Louisiana would have been entitled to receive as a result of a termination of her employment under various scenarios as of December 31, 2007:

Benefits and Payments Upon Termination(1)	Voluntary Resignation	For Cause	Termination for Good Reason or Not for Cause	Retirement(6)	Disability	Death	Change in Control(8)	Termination Related to a Change in Control

Severance Payment(2)	---	---	---	---	---	---	---	$1,228,400
Performance Units:(3)
2006-2008 Performance Unit Program	---	---	---	---	$191,232	$191,232	---	$286,848
2007-2009 Performance Unit Program	---	---	---	---	$83,644	$83,644	$250,992	$250,992

Unvested Stock Options(4)	---	---	---	---	$1,280,172	$554,000(7)	$554,000	$1,280,172
Medical and Dental Benefits(5)	---	---	---	---	---	---	---	$23,028
280G Tax Gross-up	---	---	---	---	---	---	---	---

1

  In addition to the payments and benefits in the table, Ms. Conley also would have been entitled to receive her vested pension benefits. For a description of the pension benefits available to Named Executive Officers, see "2007 Pension Benefits." If Ms. Conley's employment were terminated under certain conditions relating to a change in control, she would also be eligible for early retirement benefits, which are described in "2007 Pension Benefits." If Ms. Conley's employment were terminated "for cause," she would forfeit her supplemental credited service and System Executive Retirement Plan supplemental benefits.

2

  In the event of a termination related to a change in control, Ms. Conley would be entitled to receive pursuant to the System Executive Continuity Plan a lump sum severance payment equal to two times her base salary plus annual incentive, calculated at target opportunity.

3

  In the event of a termination related to a change in control, Ms. Conley would have been entitled to receive pursuant to the System Executive Continuity Plan a lump sum payment relating to her performance units. The payment is calculated as if all performance goals relating to the performance unit were achieved at target level. For purposes of the table, the value of Ms. Conley's awards have been calculated as follows:

  2006 - 2008 Plan - 2,400 performance units at target, assuming a stock price of $119.52

  2007 - 2009 Plan - 2,100 performance units at target, assuming a stock price of $119.52

  For scenarios other than a termination related to a change in control, the award is not enhanced or accelerated by the termination event. With respect to death or disability, the award is pro-rated based on the number of months of participation in each Performance Unit Program performance cycle. The amount of the award is based on actual performance achieved, with a stock price set as of the end of the performance period, and payable in the form of a lump sum after the completion of the performance period.

393

4

  In the event of disability or a termination related to a change in control, all of Ms. Conley's unvested stock options would immediately vest. In addition, she would be entitled to exercise her stock options for the remainder of the ten-year extending from the grant date of the options. For purposes of this table, it is assumed that Ms. Conley exercised her options immediately upon vesting and received proceeds equal to the difference between the closing price of common stock on December 31, 2007, and the applicable exercise price of each option share.

5

  Pursuant to the System Executive Continuity Plan, in the event of a termination related to a change in control, Ms. Conley would be eligible to receive subsidized medical and dental benefits for a period of 24 months.

6	As of December 31, 2007, compensation and benefits available to Ms. Conley under this scenario are substantially the same as available with a voluntary resignation.
7

  Under the 2007 Equity Ownership Plan (applicable to grants of equity awards made after January 1, 2007), in the event of a plan participant's death, all unvested stock options would become immediately exercisable.

8

  Under the 2007 Equity Ownership Plan, plan participants are entitled to receive an acceleration of certain benefits based solely upon a change of control in the Company without regard to whether their employment is terminated as a result of a change of control.  The accelerated benefits in the event of a change in control are as follows:

    All unvested stock options would become immediately exercisable
    All performance units become vested (based on the assumption that all performance goals were achieved at target).

  Joseph F. Domino
  Former President & CEO - TX of Entergy Gulf States

  The following table shows certain payments and benefits, excluding vested or earned awards and benefits, which the Former President and CEO - TX of Entergy Gulf States would have been entitled to receive as a result of a termination of his employment under various scenarios as of December 31, 2007:

Benefits and Payments Upon Termination(1)	Voluntary Resignation	For Cause	Termination for Good Reason or Not for Cause	Retirement(6)	Disability	Death	Change in Control(8)	Termination Related to a Change in Control

Severance Payment(2)	---	---	---	---	---	---	---	$460,514
Performance Units:(3)
2006-2008 Performance Unit Program	---	---	---	$87,648	$87,648	$87,648	---	$131,472
2007-2009 Performance Unit Program	---	---	---	$39,840	$39,840	$39,840	$119,520	$119,520

Unvested Stock Options(4)	---	---	---	$752,417	$752,417	$332,400(7)	$332,400	$752,417
Medical and Dental Benefits(5)	---	---	---	---	---	---	---	$11,514
280G Tax Gross-up	---	---	---	---	---	---	---	---

1

  In addition to the payments and benefits in the table, Mr. Domino also would have been entitled to receive his vested pension benefits. For a description of the pension benefits available to Named Executive Officers, see "2007 Pension Benefits." If Mr. Domino's employment were terminated under certain conditions relating to a change in control, he would also be eligible for early retirement benefits, which are described in "2007 Pension Benefits." If Mr. Domino's employment were terminated "for cause," he would forfeit his System Executive Retirement Plan and other similar supplemental benefits.

2

  In the event of a termination related to a change in control, Mr. Domino would be entitled to receive pursuant to the System Executive Continuity Plan a lump sum severance payment equal to one time the sum of his base salary plus annual incentive, calculated at target opportunity.

394

3

  In the event of a termination related to a change in control, Mr. Domino would have been entitled to receive pursuant to the System Executive Continuity Plan a lump sum payment relating to his performance units. The payment is calculated as if all performance goals relating to the performance unit were achieved at target level. For purposes of the table, the value of Mr. Domino's awards was calculated as follows:

  2006 - 2008 Plan - 1,100 performance units at target, assuming a stock price of $119.52

  2007 - 2009 Plan - 1,000 performance units at target, assuming a stock price of $119.52

  For scenarios other than a termination related to a change in control, the award is not enhanced or accelerated by the termination event. With respect to death, disability or retirement (as Mr. Domino is eligible for retirement), the award is pro-rated based on the number of months of participation in each Performance Unit Program performance cycle. The amount of the award is based on actual performance achieved, with a stock price set as of the end of the performance period, and payable in the form of a lump sum after the completion of the performance period.

4

  In the event of retirement, disability or a termination related to a change in control, all of Mr. Domino's unvested stock options would immediately vest. In addition, he would be entitled to exercise his stock options for the remainder of the ten-year extending from the grant date of the options. For purposes of this table, it is assumed that Mr. Domino exercised his options immediately upon vesting and received proceeds equal to the difference between the closing price of common stock on December 31, 2007, and the applicable exercise price of each option share.

5

  Pursuant to the System Executive Continuity Plan, in the event of a termination related to a change in control, Mr. Domino would be eligible to receive subsidized medical and dental benefits for a period of 12 months.

6

  As of December 31, 2007, compensation and benefits available to Mr. Domino under this scenario are substantially the same as available with a voluntary resignation. For information regarding these vested benefits, see the Pension Benefits table included in this Form 10-K.

7

  Under the 2007 Equity Ownership Plan (applicable to grants of equity awards made after January 1, 2007), in the event of a plan participant's death, all unvested stock options would become immediately exercisable

8

  Under the 2007 Equity Ownership Plan, plan participants are entitled to receive an acceleration of certain benefits based solely upon a change of control in the Company without regard to whether their employment is terminated as a result of a change of control.  The accelerated benefits in the event of a change in control are as follows:

    All unvested stock options would become immediately exercisable

    All performance units become vested (based on the assumption that all performance goals were achieved at target).

  J. Wayne Leonard
  Chairman and Chief Executive Officer

  The following table shows certain payments and benefits, excluding vested or earned awards and benefits, which Entergy's Chairman and Chief Executive Officer would have been entitled to receive as a result of a termination of his employment under various scenarios as of December 31, 2007:

Benefits and Payments Upon Termination(1)	Voluntary Resignation	For Cause	Termination for Good Reason or Not for Cause	Retirement(8)	Disability	Death	Change in Control(10)	Termination Related to a Change in Control

Annual Incentive Payment(2)	---	---	---	---	---	---	---	$2,952,000
Severance Payment(3)	---	---	---	---	---	---	---	$8,090,940
Performance Units:(4)
2006-2008 Performance Unit Program	---	---	---	---	$2,669,280	$2,669,280	---	$4,003,920
2007-2009 Performance Unit Program	---	---	---	---	$948,192	$948,192	$2,844,576	$2,844,576

Unvested Stock Options(5)	---	---	---	---	$16,907,803	$7,063,500(9)	$7,063,500	$16,907,803
Unvested Restricted Units(6)	---	---	$11,952,000	---	$11,952,000	$11,952,000	---	$11,952,000
Medical and Dental Benefits(7)	---	---	---	---	---	---	---	---
280G Tax Gross-up	---	---	---	---	---	---	---	$8,075,953

1

  In addition to the payments and benefits in the table, Mr. Leonard also would have been entitled to receive his vested pension benefits. However, a termination "for cause" would have resulted in forfeiture of Mr. Leonard's supplemental retirement benefit. Mr. Leonard is not entitled to additional pension benefits in the event of a change in control. For additional information regarding these vested benefits and awards, see "2007 Pension Benefits."

  In the event of a termination related to a change in control, Mr. Leonard would have been entitled under his retention agreement to receive a lump sum payment of his cash annual incentive bonus under the Annual Incentive Plan calculated at maximum annual bonus opportunity. For purposes of this table, the award was calculated at 200% of target opportunity and base salary was assumed to be $1,230,000.

3

  In the event of a termination related to a change in control, Mr. Leonard would have been entitled to receive pursuant to his retention agreement a lump sum severance payment equal to the sum of 2.99 times his base salary plus target annual incentive (calculated at 120% of his base salary).

  In the event of a termination related to a change in control, including a termination for good reason, or other than for cause, disability or death, Mr. Leonard would have been entitled to receive under the terms of his retention agreement a lump sum payment relating to his performance units. The payment is calculated as if all performance goals relating to the performance unit were achieved at target level. For purposes of the table, the value of Mr. Leonard's awards were calculated as follows:

  2006 - 2008 Plan - 33,500 performance units at target, assuming a stock price of $119.52

  2007 - 2009 Plan - 23,800 performance units at target, assuming a stock price of $119.52

  For scenarios other than a termination related to a change in control, the award is not enhanced or accelerated by the termination event. With respect to death or disability, the award is pro-rated based on the number of months of participation in each Performance Unit Program performance cycle. The amount of the award is based on actual performance achieved, with a stock price set as of the end of the performance period, and payable in the form of a lump sum after the completion of the performance period.

  In the event of disability or a termination related to a change in control, all of Mr. Leonard's unvested stock options would immediately vest. In addition, Mr. Leonard would be entitled to exercise any outstanding options during a ten-year term extending from the grant date of the options. For purposes of this table, it is assumed that Mr. Leonard exercised his options immediately upon vesting and received proceeds equal to the difference between the closing price of common stock on December 31, 2007, and the exercise price of each option share.

396

  Mr. Leonard's 100,000 restricted units vest 50% in 2008 and 50% in 2009. Pursuant to his restricted unit agreement, any unvested restricted units will vest immediately in the event of the termination of his employment by Mr. Leonard for good reason, by the Company other than for cause, or by reason of his death or disability.

7	Pursuant to Mr. Leonard's retention agreement, in the event of a termination related to a change of control, Mr. Leonard is not eligible to receive subsidized medical and dental benefits.
8	As of December 31, 2007, compensation and benefits available to Mr. Leonard under this scenario are substantially the same as available with a voluntary resignation.
9

  Under the 2007 Equity Ownership Plan (applicable to grants of equity awards made after January 1, 2007), in the event of a plan participant's death, all unvested stock options would become immediately exercisable.

10

  Under the 2007 Equity Ownership Plan, plan participants are entitled to receive an acceleration of certain benefits based solely upon a change of control in the Company without regard to whether their employment is terminated as a result of a change of control.  The accelerated benefits in the event of a change in control are as follows:

    All unvested stock options would become immediately exercisable

    All performance units become vested (based on the assumption that all performance goals were achieved at target).

  Under the terms of Mr. Leonard's retention agreement, we may terminate his employment for cause upon Mr. Leonard's:

    willful and continued failure to substantially perform his duties (other than because of physical or mental illness or after he has given notice of termination for good reason) that remains uncured for 30 days after receiving a written notice from the Board; or
    willfully engaging in conduct that is demonstrably and materially injurious to us and which results in a conviction of or entrance of a plea of guilty or nolo contendere (essentially a form of plea in which the accused refuses to contest the charges) to a felony.

  In the event of a change of control, Mr. Leonard may terminate his employment for good reason upon:

    the substantial reduction or alteration in the nature or status of his duties or responsibilities;
    a reduction in his annual base salary;
    the relocation of his principal place of employment to a location more than 20 miles from his current place of employment;
    the failure to pay any portion of his compensation within seven days of its due date;
    the failure to continue in effect any compensation plan in which he participates and which is material to his total compensation, unless other equitable arrangements are made;
    the failure to continue to provide benefits substantially similar to those that he currently enjoys under any of the pension, savings, life insurance, medical, health and accident or disability plans, or the taking of any other action which materially reduces any of those benefits or deprives him of any material fringe benefits that he currently enjoys;
    the failure to provide him with the number of paid vacation days to which he is entitled in accordance with the normal vacation policy; or
    any purported termination of his employment not taken in accordance with his retention agreement.

  Jay A. Lewis
  Vice President & Chief Financial Officer, Utility Operations Group

  The following table shows certain payments and benefits, excluding vested or earned awards and benefits, which the Vice President & Chief Financial Officer, Utility Operations Group would have been entitled to receive as a result of a termination of his employment under various scenarios as of December 31, 2007:

Benefits and Payments Upon Termination(1)	Voluntary Resignation	For Cause	Termination for Good Reason or Not for Cause	Retirement(5)	Disability	Death	Change in Control(7)	Termination Related to a Change in Control

Severance Payment(2)	---	---	---	---	---	---	---	---
Performance Units:(3)
2006-2008 Performance Unit Program	---	---	---	---	---	---	---	---
2007-2009 Performance Unit Program	---	---	---	---	---	---	---	---

Unvested Stock Options:(4)	---	---	---	---	$50,432	$47,090(6)	$47,090	---
280G Tax Gross-up	---	---	---	---	---	---	---	---

1

  In addition to the payments and benefits in the table, Mr. Lewis would have been entitled to receive his vested pension benefits. For information regarding these vested benefits, see "2007 Pension Benefits."

2	Mr. Lewis does not participate in the System Executive Continuity Plan.
3	Mr. Lewis does not participate in the Performance Unit Programs.
4

  In the event of disability, all of, Mr. Lewis' unvested stock options would immediately vest. For purposes of this table, it is assumed that Mr. Lewis exercised his options immediately upon vesting and received proceeds equal to the difference between the closing price of common stock on December 31, 2007, and the applicable exercise price of each option share.

5	As of December 31, 2007, compensation and benefits available to Mr. Lewis under this scenario are substantially the same as available with a voluntary resignation.
6

  Under the 2007 Equity Ownership Plan (applicable to grants of equity awards made after January 1, 2007), in the event of a plan participant's death, all unvested stock options would become immediately exercisable.

  Under the 2007 Equity Ownership Plan, plan participants are entitled to receive an acceleration of certain benefits based solely upon a change of control in the Company without regard to whether their employment is terminated as a result of a change of control.  The accelerated benefits in the event of a change in control are as follows:

    All unvested stock options would become immediately exercisable

    All performance units become vested (based on the assumption that all performance goals were achieved at target).

  Hugh T. McDonald
  President & CEO, Entergy Arkansas

  The following table shows certain payments and benefits, excluding vested or earned awards and benefits, which the President & CEO, Entergy Arkansas would have been entitled to receive as a result of a termination of his employment under various scenarios as of December 31, 2007:

Benefits and Payments Upon Termination(1)	Voluntary Resignation	For Cause	Termination for Good Reason or Not for Cause	Retirement(6)	Disability	Death	Change in Control(8)	Termination Related to a Change in Control(5)

Severance Payment(2)	---	---	---	---	---	---	---	$460,514
Performance Units:(3)
2006-2008 Performance Unit Program	---	---	---	---	$87,648	$87,648	---	$131,472
2007-2009 Performance Unit Program	---	---	---	---	$39,840	$39,840	$119,520	$119,520

Unvested Stock Options(4)	---	---	---	---	$752,417	$332,400(7)	$332,400	$752,417
Medical and Dental Benefits(5)	---	---	---	---	---	---	---	$15,466
280G Tax Gross-up	---	---	---	---	---	---	---	$845,451

1

  In addition to the payments and benefits in the table, Mr. McDonald also would have been entitled to receive his vested pension benefits. For a description of the pension benefits available to Named Executive Officers, see "2007 Pension Benefits." If Mr. McDonald's employment were terminated under certain conditions relating to a change in control, he would also be eligible for early retirement benefits, which are described in "2007 Pension Benefits." If Mr. McDonald's employment were terminated "for cause," he would forfeit his Supplemental Executive Retirement Plan and other similar supplemental benefits.

2

  In the event of a termination related to a change in control, Mr. McDonald would be entitled to receive pursuant to the System Executive Continuity Plan a lump sum severance payment equal to one time his base salary plus annual incentive, calculated at target opportunity.

3

  In the event of a termination related to a change in control, termination for good reason or other than for cause or death, Mr. McDonald would have been entitled to receive pursuant to the System Executive Continuity Plan a lump sum payment relating to his performance units. The payment is calculated as if all performance goals relating to the performance unit were achieved at target level. For purposes of the table, the value of Mr. McDonald's awards has been calculated as follows:

  2006 - 2008 Plan - 1,100 performance units at target, assuming a stock price of $119.52

  2007 - 2009 Plan - 1,000 performance units at target, assuming a stock price of $119.52

  For scenarios other than a termination related to a change in control, the award is not enhanced or accelerated by the termination event. With respect to death or disability, the award is pro-rated based on the number of months of participation in each Performance Unit Program performance cycle. The amount of the award is based on actual performance achieved, with a stock price set as of the end of the performance period, and payable in the form of a lump sum after the completion of the performance period.

4

  In the event of disability or a termination related to a change in control, all of Mr. McDonald's unvested stock options would immediately vest. In addition, he would be entitled to exercise his stock options for the remainder of the ten-year extending from the grant date of the options. For purposes of this table, it is assumed that Mr. McDonald exercised his options immediately upon vesting and received proceeds equal to the difference between the closing price of common stock on December 31, 2007, and the applicable exercise price of each option share.

5

  Pursuant to the System Executive Continuity Plan, in the event of a termination related to a change in control, Mr. McDonald would be eligible to receive subsidized medical and dental benefits for a period of 12 months.

399

6	As of December 31, 2007, compensation and benefits available to Mr. McDonald under this scenario are substantially the same as available with a voluntary resignation.
7

  Under the 2007 Equity Ownership Plan (applicable to grants of equity awards made after January 1, 2007), in the event of a plan participant's death, all unvested stock options would become immediately exercisable.

  Under the 2007 Equity Ownership Plan, plan participants are entitled to receive an acceleration of certain benefits based solely upon a change of control in the Company without regard to whether their employment is terminated as a result of a change of control.  The accelerated benefits in the event of a change in control are as follows:

    All unvested stock options would become immediately exercisable

    All performance units become vested (based on the assumption that all performance goals were achieved at target).

  Carolyn Shanks
  President & CEO, Entergy Mississippi

  The following table shows certain payments and benefits, excluding vested or earned awards and benefits, which the President & CEO, Entergy Mississippi would have been entitled to receive as a result of a termination of her employment under various scenarios as of December 31, 2007:

Benefits and Payments Upon Termination(1)	Voluntary Resignation	For Cause	Termination for Good Reason or Not for Cause	Retirement(7)	Disability	Death	Change in Control(9)	Termination Related to a Change in Control(5)

Severance Payment(2)	---	---	---	---	---	---	---	$460,514
Performance Units:(3)
2006-2008 Performance Unit Program	---	---	---	---	$87,648	$87,648	---	$131,472
2007-2009 Performance Unit Program	---	---	---	---	$39,840	$39,840	$119,520	$119,520

Unvested Stock Options(4)	---	---	---	---	$752,417	$332,400(8)	$332,400	$752,417
Unvested Restricted Units(5)	---	---	---	---	---	---	---	$215,136
Medical and Dental Benefits(6)	---	---	---	---	---	---	---	$11,514
280G Tax Gross-up	---	---	---	---	---	---	---	---

1

  In addition to the payments and benefits in the table, Ms. Shanks also would have been entitled to receive her vested pension benefits. For a description of the pension benefits available to Named Executive Officers, see "2007 Pension Benefits." If Ms. Shanks' employment were terminated under certain conditions relating to a change in control, she would also be eligible for early retirement benefits, which are described in "2007 Pension Benefits." If Ms. Shanks' employment were terminated "for cause," she would forfeit her System Executive Retirement Plan and other similar supplemental benefits.

2

  In the event of a termination related to a change in control, Ms. Shanks would have been entitled to receive pursuant to the System Executive Continuity Plan a lump sum severance payment equal to one time her base salary plus annual incentive, calculated at target opportunity.

3

  In the event of a termination related to a change in control, Ms. Shanks would have been entitled to receive pursuant to the System Executive Continuity Plan a lump sum payment relating to her performance units. The payment is calculated as if all performance goals relating to the performance unit were achieved at target level. For purposes of the table, the value of Ms. Shanks' awards has been calculated as follows:

  2006 - 2008 Plan - 1,100 performance units at target, assuming a stock price of $119.52

  2007 - 2009 Plan - 1,000 performance units at target, assuming a stock price of $119.52

  For scenarios other than a termination related to a change in control, the award is not enhanced or accelerated by the termination event. With respect to death or disability, the award is pro-rated based on the number of months of participation in each Performance Unit Program performance cycle. The amount of the award is based on actual performance achieved, with a stock price set as of the end of the performance period, and payable in the form of a lump sum after the completion of the performance period.

400

4

  In the event of disability or a termination related to a change in control, all of Ms. Shanks' unvested stock options would immediately vest. In addition, she would be entitled to exercise her stock options for the remainder of the ten-year extending from the grant date of the options. For purposes of this table, it is assumed that Ms. Shanks exercised her options immediately upon vesting and received proceeds equal to the difference between the closing price of common stock on December 31, 2007, and the applicable exercise price of each option share.

5	Ms. Shanks' 1,800 restricted units vest in 2011. In the event of a termination related to a change in control, any unvested restricted units would vest immediately.
6

  Pursuant to the System Executive Continuity Plan, in the event of a termination related to a change in control, Ms. Shanks would be eligible to receive subsidized medical and dental benefits for a period of 12 months.

7	As of December 31, 2007, compensation and benefits available to Ms. Shanks under this scenario are substantially the same as available with a voluntary resignation.
8

  Under the 2007 Equity Ownership Plan (applicable to grants of equity awards made after January 1, 2007), in the event of a plan participant's death, all unvested stock options would become immediately exercisable.

  Under the 2007 Equity Ownership Plan, plan participants are entitled to receive an acceleration of certain benefits based solely upon a change of control in the Company without regard to whether their employment is terminated as a result of a change of control.  The accelerated benefits in the event of a change in control are as follows:

    All unvested stock options would become immediately exercisable

    All performance units become vested (based on the assumption that all performance goals were achieved at target).

  Richard J. Smith
  President and Chief Operating Officer

  The following table shows certain payments and benefits, excluding vested or earned awards and benefits, which the President and Chief Operating Officer would have been entitled to receive as a result of a termination of his employment under various scenarios as of December 31, 2007:

Benefits and Payments Upon Termination(1)	Voluntary Resignation	For Cause	Termination for Good Reason or Not for Cause	Retirement(6)	Disability	Death	Change in Control(8)	Termination Related to a Change in Control

Severance Payment(2)	---	---	---	---	---	---	---	$3,163,659
Performance Units:(3)
2006-2008 Performance Unit Program	---	---	---	---	$478,080	$478,080	---	$717,120
2007-2009 Performance Unit Program	---	---	---	---	$179,280	$179,280	$537,840	$537,840

Unvested Stock Options(4)	---	---	---	---	$4,017,067	$1,662,000(7)	$1,662,000	$4,017,067
Medical and Dental Benefits(5)	---	---	---	---	---	---	---	$34,332
280G Tax Gross-up	---	---	---	---	---	---	---	$2,945,124

1

  In addition to the payments and benefits in the table, Mr. Smith also would have been entitled to receive his vested pension benefits. For a description of the pension benefits available to Named Executive Officers, see "2007 Pension Benefits." In the event of a termination related to a change in control, pursuant to the terms of the Pension Equalization Plan, Mr. Smith would be eligible for subsidized early retirement even if he does not have company permission to separate from employment. If Mr. Smith's employment were terminated for cause, he would not receive a benefit under the Pension Equalization Plan.

2

  In the event of a termination related to a change in control, Mr. Smith would be entitled to receive pursuant to the System Executive Continuity Plan a lump sum severance payment equal to 2.99 times the sum of his base salary plus annual incentive, calculated at target opportunity.

3

  In the event of a termination related to a change in control, Mr. Smith would have been entitled to receive pursuant to the System Executive Continuity Plan a lump sum payment relating to his performance units. The payment is calculated as if all performance goals relating to the performance units were achieved at target level. For purposes of the table, the value of Mr. Smith's awards were calculated as follows:

  2006 - 2008 Plan - 6,000 performance units at target, assuming a stock price of $119.52

  2007 - 2009 Plan - 4,500 performance units at target, assuming a stock price of $119.52

  With respect to death or disability, the award is pro-rated based on the number of months of participation in each Performance Unit Program performance cycle. The amount of the award is based on actual performance achieved, with a stock price set as of the end of the performance period, and payable in the form of a lump sum after the completion of the performance period.

4

  In the event of disability or a termination related to a change in control, all of Mr. Smith's unvested stock options would immediately vest. In addition, he would be entitled to exercise his stock options for the remainder of the ten-year term extending from the grant date of the options. For purposes of this table, it is assumed that Mr. Smith exercised his options immediately upon vesting and received proceeds equal to the difference between the closing price of common stock on December 31, 2007, and the exercise price of each option share.

5

  Pursuant to the System Executive Continuity Plan, in the event of a termination related to a change in control, Mr. Smith would be eligible to receive subsidized medical and dental benefits for a period of 36 months.

6	As of December 31, 2007, compensation and benefits available to Mr. Smith under this scenario are substantially the same as available with a voluntary resignation.
7

  Under the 2007 Equity Ownership Plan (applicable to grants of equity awards made after January 1, 2007), in the event of a plan participant's death, all unvested stock options would become immediately exercisable.

8

  Under the 2007 Equity Ownership Plan, plan participants are entitled to receive an acceleration of certain benefits based solely upon a change of control in the Company without regard to whether their employment is terminated as a result of a change of control.  The accelerated benefits in the event of a change in control are as follows:

    All unvested stock options would become immediately exercisable

    All performance units become vested (based on the assumption that all performance goals were achieved at target)

  Gary J. Taylor
  Group President, Utility Operations

  The following table shows certain payments and benefits, excluding vested or earned awards and benefits, which the Group President, Utility Operations would have been entitled to receive as a result of a termination of his employment under various scenarios as of December 31, 2007:

Benefits and Payments Upon Termination(1)	Voluntary Resignation	For Cause	Termination for Good Reason or Not for Cause	Retirement(6)	Disability	Death	Change in Control(8)	Termination Related to a Change in Control

Severance Payment(2)	---	---	---	---	---	---	---	$2,809,029
Performance Units:(3)
2006-2008 Performance Unit Program	---	---	---	---	$478,080	$478,080	---	$717,120
2007-2009 Performance Unit Program	---	---	---	---	$179,280	$179,280	$537,840	$537,840

Unvested Stock Options(4)	---	---	---	---	$3,993,634	$1,662,000(7)	$1,662,000	$3,993,634
Medical and Dental Benefits(5)	---	---	---	---	---	---	---	$34,332
280G Tax Gross-up	---	---	---	---	---	---	---	$3,599,207

1

  In addition to the payments and benefits in the table, Mr. Taylor would also have been entitled to receive his vested pension benefits. If Mr. Taylor's employment were terminated under certain conditions relating to a change in control, he would also be eligible for early retirement benefits. For a description of the pension benefits available to Named Executive Officers, see "2007 Pension Benefits." If Mr. Taylor's employment were terminated for cause, he would not receive a benefit under the System Executive Retirement Plan.

2

  In the event of a termination related to a change in control, Mr. Taylor would be entitled to receive pursuant to the System Executive Continuity Plan a lump sum severance payment equal to three times the sum of his base salary plus annual incentive, calculated at target opportunity.

3

  In the event of a termination related to a change in control, Mr. Taylor would have been entitled to receive pursuant to the System Executive Continuity Plan a lump sum payment relating to his performance units. The payment is calculated as if all performance goals relating to the performance units were achieved at target level for the entire performance period. For purposes of the table, the value of Mr. Taylor's awards were calculated as follows:

  2006 - 2008 Plan - 6,000 performance units at target, assuming a stock price of $119.52

  2007 - 2009 Plan - 4,500 performance units at target, assuming a stock price of $119.52

  With respect to death or disability, the award is pro-rated based on the number of months of participation in each Performance Unit Program performance cycle. The amount of the award is based on actual performance achieved, with a stock price set as of the end of the performance period, and payable in the form of a lump sum after the completion of the performance period.

4

  In the event of disability or a termination related to a change in control, all of Mr. Taylor's unvested stock options would immediately vest. In addition, he would be entitled to exercise his stock options for a ten-year term extending from the grant date of the options. For purposes of this table, it is assumed that Mr. Taylor exercised his options immediately upon vesting and received proceeds equal to the difference between the closing price of common stock on December 31, 2007, and the exercise price of each option share.

5

  Pursuant to the System Executive Continuity Plan, in the event of a termination related to a change in control, Mr. Taylor would be eligible to receive subsidized medical and dental benefits for a period of 36 months.

6	As of December 31, 2007, compensation and benefits available to Mr. Taylor under this scenario are substantially the same as available under a voluntary resignation.
7

  Under the 2007 Equity Ownership Plan (applicable to grants of equity awards made after January 1, 2007), in the event of a plan participant's death, all unvested stock options would become immediately exercisable.

403

8

  Under the 2007 Equity Ownership Plan (applicable to grants of equity awards made after January 1, 2007), plan participants are entitled to receive an acceleration of certain benefits based solely upon a change of control in the Company without regard to whether their employment is terminated as a result of a change of control.  The accelerated benefits in the event of a change in control are as follows:

    All unvested stock options would become immediately exercisable

    All performance units become vested (based on the assumption that all performance goals were achieved at target)

  Roderick K. West
  President & CEO, Entergy New Orleans

  The following table shows certain payments and benefits, excluding vested or earned awards and benefits, which the CEO, Entergy New Orleans would have been entitled to receive as a result of a termination of her employment under various scenarios as of December 31, 2007:

Benefits and Payments Upon Termination(1)	Voluntary Resignation	For Cause	Termination for Good Reason or Not for Cause	Retirement(6)	Disability	Death	Change in Control(8)	Termination Related to a Change in Control

Severance Payment(2)	---	---	---	---	---	---	---	$386,400
Performance Units:(3)
2006-2008 Performance Unit Program	---	---	---	---	$58,405	$58,405	---	$87,608
2007-2009 Performance Unit Program	---	---	---	---	$39,840	$39,840	$119,520	$119,520

Unvested Stock Options(4)	---	---	---	---	$433,324	$332,400 (7)	$332,400	$433,324
Medical and Dental Benefits(5)	---	---	---	---	---	---	---	$15,466
280G Tax Gross-up	---	---	---	---	---	---	---	---

1

  In addition to the payments and benefits in the table, Mr. West also would have been entitled to receive his vested pension benefits. For a description of the pension benefits available to Named Executive Officers, see "2007 Pension Benefits." Mr. West is not entitled to additional pension benefits in the event of a change in control.

2

  In the event of a termination related to a change in control, Mr. West would be entitled to receive pursuant to the System Executive Continuity Plan a lump sum severance payment equal to one time his base salary plus annual incentive, calculated at target opportunity.

3

  In the event of a change in control, Mr. West would have been entitled to receive pursuant to the System Executive Continuity Plan a lump sum payment relating to his performance units. The payment is calculated as if all performance goals relating to the performance unit were achieved at target level. For purposes of the table, the value of Mr. West's awards have been calculated as follows:

  2006 - 2008 Plan - 733 performance units at target, assuming a stock price of $119.52

  2007 - 2009 Plan - 1,000 performance units at target, assuming a stock price of $119.52

  For scenarios other than a termination related to a change in control, the award is not enhanced or accelerated by the termination event. With respect to death or disability, the award is pro-rated based on the number of months of participation in each Performance Unit Program performance cycle. The amount of the award is based on actual performance achieved, with a stock price set as of the end of the performance period, and payable in the form of a lump sum after the completion of the performance period.

4

  In the event of disability or a termination related to a change in control, all of Mr. West's unvested stock options would immediately vest. In addition, he would be entitled to exercise his stock options for a ten-year term extending from the grant date of the options. For purposes of this table, it is assumed that Mr. West exercised his options immediately upon vesting and received proceeds equal to the difference between the closing price of common stock on December 31, 2007, and the applicable exercise price of each option share.

5	Pursuant to the System Executive Continuity Plan, in the event of a change in control, Mr. West would be eligible to receive subsidized medical and dental benefits for period of 12 months.

6	As of December 31, 2007, compensation and benefits available to Mr. West under this scenario are substantially the same as available with a voluntary resignation.
7

  Under the 2007 Equity Ownership Plan (applicable to grants of equity awards made after January 1, 2007), in the event of a plan participant's death, all unvested stock options would become immediately exercisable.

8

  Under the 2007 Equity Ownership Plan, plan participants are entitled to receive an acceleration of certain benefits based solely upon a change of control in the Company without regard to whether their employment is terminated as a result of a change of control.  The accelerated benefits in the event of a change in control are as follows:

    All unvested stock options would become immediately exercisable

    All performance units become vested (based on the assumption that all performance goals were achieved at target).

  In the following sections, additional information is provided regarding certain of the scenarios described in the tables above:

  Termination Related to a Change in Control

  Under the System Executive Continuity Plan, the Named Executive Officers (except Mr. Lewis) will be entitled to the benefits described in the tables above in the event of a termination related to a change in control if their employment is terminated other than for cause or if they terminate their employment for good reason, in each case within a period commencing 90 days prior to and ending 24 months following a change in control.

  A change in control includes the following events:

    The purchase of 25% or more of either the common stock or the combined voting power of the voting securities, the merger or consolidation of Entergy Corporation (unless Entergy Corporation's board members constitute at least a majority of the board members of the surviving entity);
    the merger or consolidation of Entergy Corporation (unless Entergy Corporation's board members constitute at least a majority of the board members of the surviving entity;
    the liquidation, dissolution or sale of all or substantially all of Entergy Corporation's assets; or
    a change in the composition of Entergy Corporation's board such that, during any two-year period, the individuals serving at the beginning of the period no longer constitute a majority of Entergy Corporation's board at the end of the period.

  The proposed separation of the non-utility nuclear business in a tax-free spin-off to Entergy Corporation's shareholders does not constitute a "Change of Control" for purposes of the System Executive Continuity Plan.

  Entergy Corporation may terminate a Named Executive Officer's employment for cause under the System Executive Continuity Plan if he or she:

    fails to substantially perform his duties for a period of 30 days after receiving notice from the board;
    engages in conduct that is injurious to Entergy Corporation or any of its subsidiaries;
    is convicted or pleads guilty to a felony or other crime that materially and adversely affects his or her ability to perform his or her duties or Entergy Corporation's reputation;

    violates any agreement with Entergy Corporation or any of its subsidiaries; or
    discloses any of Entergy Corporation's confidential information without authorization.

  A Named Executive Officer may terminate employment with Entergy Corporation for good reason under the System Executive Continuity Plan if, without the Named Executive Officer's consent:

    the nature or status of his or her duties and responsibilities is substantially altered or reduced compared to the period prior to the change in control;
    his or her salary is reduced by 5% or more;
    he or she is required to be based outside of the continental United States at somewhere other than the primary work location prior to the change in control;
    any of his or her compensation plans are discontinued without an equitable replacement;
    his or her benefits or number of vacation days are substantially reduced; or
    his or her employment is purported to be terminated other than in accordance with the System Executive Continuity Plan.

  In addition to participation in the System Executive Continuity Plan, upon the completion of a transaction resulting in a change in control of Entergy Corporation, benefits already accrued under the System Executive Retirement Plan and Pension Equalization Plan, if any, will become fully vested if the executive is involuntarily terminated without cause or terminates employment for good reason. Any awards granted under the Equity Ownership Plan will become fully vested upon a Change of Control without regard to whether the executive is involuntarily terminated without cause or terminates employment for good reason.

  Under certain circumstances, the payments and benefits received by a Named Executive Officer pursuant to the System Executive Continuity Plan may be forfeited and, in certain cases, subject to repayment. Benefits are no longer payable under the System Executive Continuity Plan, and unvested performance units under the Performance Unit Program are subject to forfeiture, if the executive:

    accepts employment with Entergy Corporation or any of its subsidiaries;
    elects to receive the benefits of another severance or separation program;
    removes, copies or fails to return any property belonging to Entergy Corporation or any of its subsidiaries;
    discloses non-public data or information concerning Entergy Corporation or any of its subsidiaries; or
    violates their non-competition provision, which generally runs for two years but extends to three years if permissible under applicable law.

  Furthermore, if the executive discloses non-public data or information concerning Entergy Corporation or any of its subsidiaries or violates their non-competition provision, he or she will be required to repay any benefits previously received under the System Executive Continuity Plan.

  Termination for Cause

  If a Named Executive Officer's employment is terminated for "cause" (as defined in the System Executive Continuity Plans and described above under "Termination Related to a Change in Control"), he or she is generally entitled to the same compensation and separation benefits described below under "Voluntary Resignation."

  Voluntary Resignation

  If a Named Executive Officer voluntarily resigns from an Entergy System company employer, he or she is entitled to all accrued benefits and compensation as of the separation date, including qualified pension benefits (if any) and other post-employment benefits on terms consistent with those generally available to other salaried employees. In the case of voluntary resignation, the officer would forfeit all unvested stock options and restricted units as well as any perquisites to which he or she is entitled as an officer. In addition, the officer would forfeit, except as described below, his or her right to receive incentive payments under the Performance Unit Program or the Executive Incentive Plan. If the officer resigns after the completion of an Executive Incentive Plan or Performance Unit Program performance period, he or she could receive a payout under the Performance Unit Program based on the outcome of the performance cycle and could, at the Entergy Corporation's discretion, receive an annual incentive payment under the Executive Incentive Plan. Any vested stock options held by the officer as of the separation date will expire the earlier of ten years from date of grant or 90 days from the last day of active employment.

  Retirement

  Under Entergy Corporation's retirement plans, a Named Executive Officer's eligibility for retirement benefits is based on a combination of age and years of service. Normal retirement is defined as age 65. Early retirement is defined under the qualified retirement plan as minimum age 55 with 10 years of service and in the case of the System Executive Retirement Plan and the supplemental credited service under the Pension Equalization Plan, the consent of Entergy System company employer.

  Upon a Named Executive Officer's retirement, he or she is generally entitled to all accrued benefits and compensation as of the separation date, including qualified pension benefits and other post-employment benefits consistent with those generally available to salaried employees. The annual incentive payment under the Executive Incentive Plan is pro-rated based on the actual number of days employed during the performance year in which the retirement date occurs. Similarly, payments under the Performance Unit Program are pro-rated based on the actual number of days employed, in each outstanding performance cycle, in which the retirement date occurs. In each case, payments are delivered at the conclusion of each annual or performance cycle, consistent with the timing of payments to active participants in the Executive Incentive Plan and the Performance Unit Program, respectively.

  Unvested stock options issued under the Equity Ownership Plan vest on the retirement date and expire ten years from the grant date of the options. Any restricted units held (other than those issued under the Performance Unit Program) by the executive upon his or her retirement are forfeited, and perquisites (other than short-term financial counseling services) are not available following the separation date.

  Disability

  If a Named Executive Officer's employment is terminated due to disability, he or she generally is entitled to the same compensation and separation benefits described above under "Retirement," except that restricted units may be subject to specific disability benefits (as noted, where applicable, in the tables above).

  Death

  If a Named Executive Officer dies while actively employed by an Entergy System company employer, he or she generally is entitled to the same compensation and separation benefits described above under "Retirement," except that:

    all unvested stock options granted prior to January 1, 2007 are forfeited;
    vested stock options will expire the earlier of ten years from the grant date or three years following the executive's death;
    restricted units may be subject to specific death benefits (as noted, where applicable, in the tables above).

  Compensation of Directors

  For information regarding compensation of the directors of Entergy Corporation, see the Proxy Statement under the heading "Director Compensation", which information is incorporated herein by reference. The Boards of Directors of Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi and Entergy New Orleans are comprised solely of employee directors who receive no compensation for service as directors.

  Item 12. Security Ownership of Certain Beneficial Owners and Management

  Entergy Corporation owns 100% of the outstanding common stock of registrants Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi and Entergy New Orleans. The information with respect to persons known by Entergy Corporation to be beneficial owners of more than 5% of Entergy Corporation's outstanding common stock is included under the heading "Stockholders Who Own at Least Five Percent" in the Proxy Statement, which information is incorporated herein by reference. The registrants know of no contractual arrangements that may, at a subsequent date, result in a change in control of any of the registrants.

  The following table sets forth the beneficial ownership of Common Stock of Entergy Corporation and stock-based units as of December 31, 2007 for all directors and Named Executive Officers. Unless otherwise noted, each person had sole voting and investment power over the number of shares of Common Stock and stock-based units of Entergy Corporation set forth across from his or her name.

Name	Shares (1)	Options Exercisable Within 60 Days	Stock Units (2)

Entergy Corporation
Maureen S. Bateman*	4,500	-	5,600
W. Frank Blount*	11,034	-	16,000
Simon D. deBree*	2,849	-	4,637
Leo P. Denault**	1,399	184,022	25,452
Gary W. Edwards* (4)	1,400	-	1,431
Alexis Herman*	2,700	-	3,200
Donald C. Hintz* (4)	7,243	320,000	2,400
J. Wayne Leonard***	13,842	2,052,000	163,526
Stuart L. Levenick*	1,400	-	1,431
James R. Nichols* (3)	8,074	-	17,026
William A. Percy, II* (4)	4,750	-	5,854
Mark T. Savoff**	556	83,466	224
Richard J. Smith**	7,620	364,137	55,313
W. J. Tauzin*	1,300	-	1,293
Gary J. Taylor**	1,300	216,499	497
Steven V. Wilkinson*	2,455	-	2,827
All directors and executive
officers as a group (21 persons)	87,042	3,591,889	308,417

Name	Shares (1)	Options Exercisable Within 60 Days	Stock Units (2)

Entergy Arkansas
Leo P. Denault*	1,399	184,022	25,452
J. Wayne Leonard**	13,842	2,052,000	163,526
Jay A. Lewis**	887	21,683	-
Hugh T. McDonald***	5,486	62,721	28,171
Mark T. Savoff*	556	83,466	224
Richard J. Smith**	7,620	364,137	55,313
Gary J. Taylor***	1,300	216,499	497
All directors and executive
officers as a group (12 persons)	45,710	3,356,293	274,889

Entergy Gulf States Louisiana
E. Renae Conley***	2,289	82,558	13,304
Leo P. Denault*	1,399	184,022	25,452
Joseph F. Domino**	4,651	39,500	346
J. Wayne Leonard**	13,842	2,052,000	163,526
Jay A. Lewis**	887	21,683	-
Mark T. Savoff*	556	83,466	224
Richard J. Smith**	7,620	364,137	55,313
Gary J. Taylor***	1,300	216,499	497
All directors and executive
officers as a group (13 persons)	47,164	3,415,630	260,368

Entergy Louisiana
E. Renae Conley***	2,289	82,558	13,304
Leo P. Denault*	1,399	184,022	25,452
J. Wayne Leonard**	13,842	2,052,000	163,526
Jay A. Lewis**	887	21,683	-
Mark T. Savoff*	556	83,466	224
Richard J. Smith**	7,620	364,137	55,313
Gary J. Taylor***	1,300	216,499	497
All directors and executive
officers as a group (12 persons)	42,513	3,376,130	260,022

Entergy Mississippi
Leo P. Denault*	1,399	184,022	25,452
J. Wayne Leonard**	13,842	2,052,000	163,526
Jay A. Lewis**	887	21,683	-
Mark T. Savoff*	556	83,466	224
Carolyn C. Shanks***	2,005	43,000	3,488
Richard J. Smith**	7,620	364,137	55,313
Gary J. Taylor***	1,300	216,499	497
All directors and executive
officers as a group (12 persons)	42,229	3,336,572	250,206

Name	Shares (1)	Options Exercisable Within 60 Days	Stock Units (2)

Entergy New Orleans
Tracie L. Boutte*	2,063	9,532	6
William J. Burroughs*	1,968	2,700	-
J. Wayne Leonard**	13,842	2,052,000	163,526
Jay A. Lewis**	887	21,683	-
Richard J. Smith**	7,620	364,137	55,313
Gary J. Taylor**	1,300	216,499	497
Roderick K. West***	1,041	5,334	-
All directors and executive
officers as a group (14 persons)	45,296	3,311,138	246,724

*	Director of the respective Company
**	Named Executive Officer of the respective Company
***	Director and Named Executive Officer of the respective Company

(1)

  The number of shares of Entergy Corporation common stock owned by each individual and by all directors and executive officers as a group does not exceed one percent of the outstanding Entergy Corporation common stock.

(2)

  Represents the balances of phantom units each executive holds under the defined contribution restoration plan and the deferral provisions of the Equity Ownership Plan. These units will be paid out in either Entergy Corporation Common Stock or cash equivalent to the value of one share of Entergy Corporation Common Stock per unit on the date of payout, including accrued dividends. The deferral period is determined by the individual and is at least two years from the award of the bonus. For directors of Entergy Corporation the phantom units are issued under the Service Recognition Program for Outside Directors. All non-employee directors are credited with units for each year of service on the Board.

(3)	Excludes 5,059 shares that are owned by a charitable foundation that Mr. Nichols controls.
(4)	Includes 600, 600 and 1,500 shares deferred by Mr. Edwards, Mr. Hintz and Mr. Percy, respectively, under the Equity Ownership Plan.

  Equity Compensation Plan Information

  The following table summarizes the equity compensation plan information as of December 31, 2007. Information is included for equity compensation plans approved by the stockholders and equity compensation plans not approved by the stockholders.
Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted Average Exercise Price (b)	Number of Securities Remaining Available for Future Issuance (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders (1)	8,338,223	$63.70	5,992,469
Equity compensation plans not approved by security holders(2)	2,193,208	$38.68	-
Total	10,531,431	$58.50	5,992,469

(1)

  Includes the Equity Ownership Plan, which was approved by the shareholders on May 15, 1998. The 2007 Equity Ownership and Long Term Cash Incentive Plan of Entergy Corporation and Subsidiaries ("2007 Plan"), was approved by Entergy Corporation shareholders on May 12, 2006. 7,000,000 shares of Entergy Corporation common stock can be issued from the 2007 Plan, with no more than 2,000,000 shares available for non-option grants. The Equity Ownership Plan and the 2007 Plan (the "Plans") are administered by the Personnel Committee of the Board of Directors (other than with respect to awards granted to non-employee directors, which awards are administered by the entire Board of Directors). Eligibility under the Plans is limited to the non-employee directors and to the officers and employees of an Entergy System employer and any corporation 80% or more of whose stock (based on voting power) or value is owned, directly or indirectly, by the Company. The Plans provide for the issuance of stock options, restricted shares, equity awards (units whose value is related to the value of shares of the Common Stock but do not represent actual shares of Common Stock), performance awards (performance shares or units valued by reference to shares of Common Stock or performance units valued by reference to financial measures or property other than Common Stock) and other stock-based awards.

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

  Since December 31, 2006, none of the Subsidiaries or any of their affiliates has participated in any transaction involving an amount in excess of $120,000 in which any director or executive officer of any of the Subsidiaries, any nominee for director, or any immediate family member of the foregoing had a material interest as contemplated by Item 404(a) of Regulation S-K ("Related Party Transactions").

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

    Whether the proposed transaction is on terms at least as favorable to Entergy corporation or the subsidiary as those achievable with an unaffiliated third party;
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

  Item 14. Principal Accountant Fees and Services (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

  Aggregate fees billed to Entergy Corporation (consolidated), Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy for the years ended December 31, 2007 and 2006 by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, "Deloitte & Touche"), which includes Deloitte Consulting were as follows:
	2007	2006
Entergy Corporation (consolidated)
Audit Fees	$9,512,245	$6,128,113
Audit-Related Fees (a)	507,851	299,319

Total audit and audit-related fees	10,020,096	6,427,432
Tax Fees (b)	11,396	39,891
All Other Fees	-	-

Total Fees (c)	$10,031,492	$6,467,323

Entergy Arkansas
Audit Fees	$726,750	$739,975
Audit-Related Fees (a)	-	58,000

Total audit and audit-related fees	726,750	797,975
Tax Fees	-	-
All Other Fees	-	-

Total Fees (c)	$726,750	$797,975

Entergy Gulf States Louisiana
Audit Fees (d)	$2,753,000	$776,975
Audit-Related Fees (a) (e)	112,000	-

Total audit and audit-related fees	2,865,000	776,975
Tax Fees	-	-
All Other Fees	-	-

Total Fees (c)	$2,865,000	$776,975

Entergy Louisiana
Audit Fees	$764,250	$780,975
Audit-Related Fees (a)	-	-

Total audit and audit-related fees	764,250	780,975
Tax Fees	-	-
All Other Fees	-	-

Total Fees (c)	$764,250	$780,975

	2007	2006
Entergy Mississippi
Audit Fees	$801,750	$738,975
Audit-Related Fees (a)	-	-

Total audit and audit-related fees	801,750	738,975
Tax Fees	-	-
All Other Fees	-	-

Total Fees (c)	$801,750	$738,975

Entergy New Orleans
Audit Fees	$745,846	$632,000
Audit-Related Fees (a)	-	-

Total audit and audit-related fees	745,846	632,000
Tax Fees	-	-
All Other Fees	-	-

Total Fees (c)	$745,846	$632,000

System Energy
Audit Fees	$748,750	$669,397
Audit-Related Fees (a)	-	-

Total audit and audit-related fees	748,750	669,397
Tax Fees	-	-
All Other Fees	-	-

Total Fees (c)	$748,750	$669,397

(a)	Includes fees for employee benefit plan audits, consultation on financial accounting and reporting, and other attestation services.
(b)	Includes fees for tax return review and tax compliance assistance.
(c)	100% of fees paid in 2007 and 2006 were pre-approved by the Entergy Corporation Audit Committee.
(d)	Includes audit fees allocated to Entergy Texas of $1,376,500 in 2007 and $388,488 in 2006.
(e)	Includes audit-related fees allocated to Entergy Texas of $56,000 in 2007.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)1.

Financial Statements and Independent Auditors' Reports for Entergy, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy are listed in the Table of Contents.

(a)2.

Financial Statement Schedules

Report of Independent Registered Public Accounting Firm (see page 425)

Financial Statement Schedules are listed in the Index to Financial Statement Schedules (see page S-1)

(a)3.

Exhibits

Exhibits for Entergy, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy are listed in the Exhibit Index (see page E-1). Each management contract or compensatory plan or arrangement required to be filed as an exhibit hereto is identified as such by footnote in the Exhibit Index.

ENTERGY CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

ENTERGY CORPORATION By /s/ Theodore H. Bunting, Jr. Theodore H. Bunting, Jr. Senior Vice President and Chief Accounting Officer Date: February 28, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature	Title	Date

/s/ Theodore H. Bunting, Jr. Theodore H. Bunting, Jr.	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 28, 2008

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

By: /s/ Theodore H. Bunting, Jr. (Theodore H. Bunting, Jr., Attorney-in-fact)	February 28, 2008

ENTERGY ARKANSAS, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

ENTERGY ARKANSAS, INC. By /s/ Theodore H. Bunting, Jr. Theodore H. Bunting, Jr. Senior Vice President and Chief Accounting Officer Date: February 28, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature	Title	Date

/s/ Theodore H. Bunting, Jr. Theodore H. Bunting, Jr.	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 28, 2008

Hugh T. McDonald (Chairman of the Board, President, Chief Executive Officer, and Director; Principal Executive Officer); Jay A. Lewis (Vice President, Chief Financial Officer - Utility Operations Group; Principal Financial Officer); Leo P. Denault, Mark T. Savoff, and Gary J. Taylor (Directors).

By: /s/ Theodore H. Bunting, Jr. (Theodore H. Bunting, Jr., Attorney-in-fact)	February 28, 2008

ENTERGY GULF STATES LOUISIANA, L.L.C.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

ENTERGY GULF STATES LOUISIANA, L.L.C. By /s/ Theodore H. Bunting, Jr. Theodore H. Bunting, Jr. Senior Vice President and Chief Accounting Officer Date: February 28, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature	Title	Date

/s/ Theodore H. Bunting, Jr. Theodore H. Bunting, Jr.	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 28, 2008

E. Renae Conley (Chair of the Board, President, Chief Executive Officer, and Director; Principal Executive Officer); Jay A. Lewis (Vice President, Chief Financial Officer - Utility Operations Group; Principal Financial Officer); Leo P. Denault, Mark T. Savoff, and Gary J. Taylor (Directors).

By: /s/ Theodore H. Bunting, Jr. (Theodore H. Bunting, Jr., Attorney-in-fact)	February 28, 2008

ENTERGY LOUISIANA, LLC

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

ENTERGY LOUISIANA, LLC By /s/ Theodore H. Bunting, Jr. Theodore H. Bunting, Jr. Senior Vice President and Chief Accounting Officer Date: February 28, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature	Title	Date

/s/ Theodore H. Bunting, Jr. Theodore H. Bunting, Jr.	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 28, 2008

E. Renae Conley (Chair of the Board, President, Chief Executive Officer, and Director; Principal Executive Officer); Jay A. Lewis (Vice President, Chief Financial Officer - Utility Operations Group; Principal Financial Officer); Leo P. Denault, Mark T. Savoff, and Gary J. Taylor (Directors).

By: /s/ Theodore H. Bunting, Jr. (Theodore H. Bunting, Jr., Attorney-in-fact)	February 28, 2008

ENTERGY MISSISSIPPI, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

ENTERGY MISSISSIPPI, INC. By /s/ Theodore H. Bunting, Jr. Theodore H. Bunting, Jr. Senior Vice President and Chief Accounting Officer Date: February 28, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature	Title	Date

/s/ Theodore H. Bunting, Jr. Theodore H. Bunting, Jr.	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 28, 2008

Carolyn C. Shanks (Chair of the Board, President, Chief Executive Officer, and Director; Principal Executive Officer); Jay A. Lewis (Vice President, Chief Financial Officer - Utility Operations Group; Principal Financial Officer); Leo P. Denault, Mark T. Savoff, and Gary J. Taylor (Directors).

By: /s/ Theodore H. Bunting, Jr. (Theodore H. Bunting, Jr., Attorney-in-fact)	February 28, 2008

ENTERGY NEW ORLEANS, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

ENTERGY NEW ORLEANS, INC. By /s/ Theodore H. Bunting, Jr. Theodore H. Bunting, Jr. Senior Vice President and Chief Accounting Officer Date: February 28, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature	Title	Date

/s/ Theodore H. Bunting, Jr. Theodore H. Bunting, Jr.	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 28, 2008

Roderick K. West (Chairman, President, Chief Executive Officer, and Director; Principal Executive Officer); Jay A. Lewis (Vice President, Chief Financial Officer - Utility Operations Group; Principal Financial Officer); Tracie L. Boutte and William J. Burroughs (Directors).

By: /s/ Theodore H. Bunting, Jr. (Theodore H. Bunting, Jr., Attorney-in-fact)	February 28, 2008

SYSTEM ENERGY RESOURCES, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

SYSTEM ENERGY RESOURCES, INC. By /s/ Theodore H. Bunting, Jr. Theodore H. Bunting, Jr. Senior Vice President and Chief Accounting Officer Date: February 28, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature	Title	Date

/s/ Theodore H. Bunting, Jr. Theodore H. Bunting, Jr.	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 28, 2008

Michael R. Kansler (Chairman, President, Chief Executive Officer, and Director; Principal Executive Officer); Wanda C. Curry (Vice President, Chief Financial Officer - Nuclear Operations; Principal Financial Officer); Leo P. Denault and Steven C. McNeal (Directors).

By: /s/ Theodore H. Bunting, Jr. (Theodore H. Bunting, Jr., Attorney-in-fact)	February 28, 2008

EXHIBIT 23(a)

CONSENTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in Post-Effective Amendments No. 3 and 5A on Form S-8 and their related prospectuses to Registration Statement No. 33-54298 on Form S-4, Registration Statements No. 333-02503 and 333-22007 on Form S-3, and Registration Statements No. 333-55692, 333-68950, 333-75097, 333-90914, 333-98179, 333-140183, and 333-142055 on Form S-8 of our reports dated February 28, 2008, relating to the consolidated financial statements and consolidated financial statement schedule of Entergy Corporation and Subsidiaries and the effectiveness of Entergy Corporation and Subsidiaries' internal control over financial reporting, appearing in this Annual Report on Form 10-K of Entergy Corporation and Subsidiaries for the year ended December 31, 2007.

We consent to the incorporation by reference in Registration Statements No. 333-00103, 333-05045, 333-127780, and 333-132653 on Form S-3 of our reports dated February 28, 2008, relating to the financial statements and financial statement schedule of Entergy Arkansas, Inc. and the effectiveness of Entergy Arkansas, Inc.'s internal control over financial reporting, appearing in this Annual Report on Form 10-K of Entergy Arkansas, Inc. for the year ended December 31, 2007.

We consent to the incorporation by reference in Registration Statements No. 33-49739, 33-51181, 333-60957, 333-109923, and 333-123691 on Form S-3 of our reports dated February 28, 2008, relating to the financial statements (which report expresses an unqualified opinion and includes an explanatory paragraph regarding the effects of the distribution of certain assets and liabilities to Entergy Texas, Inc. as part of a jurisdictional separation plan) and financial statement schedule of Entergy Gulf States Louisiana, L.L.C., and the effectiveness of Entergy Gulf States Louisiana, L.L.C.'s internal control over financial reporting, appearing in this Annual Report on Form 10-K of Entergy Gulf States Louisiana, L.L.C. for the year ended December 31, 2007.

We consent to the incorporation by reference in Registration Statements No. 333-01329 and 333-132660 on Form S-3 of our reports dated February 28, 2008, relating to the financial statements and financial statement schedule of Entergy Louisiana, LLC and the effectiveness of Entergy Louisiana, LLC's internal control over financial reporting, appearing in this Annual Report on Form 10-K of Entergy Louisiana, LLC for the year ended December 31, 2007.

We consent to the incorporation by reference in Registration Statements No. 333-124168 and 333-132658 on Form S-3 of our reports dated February 28, 2008, relating to the financial statements and financial statement schedule of Entergy Mississippi, Inc. and the effectiveness of Entergy Mississippi, Inc.'s internal control over financial reporting, appearing in this Annual Report on Form 10-K of Entergy Mississippi, Inc. for the year ended December 31, 2007.

We consent to the incorporation by reference in Registration Statement No. 333-113586 on Form S-3 of our reports dated February 28, 2008, relating to the financial statements (which report expresses an unqualified opinion and includes an explanatory paragraph regarding the receipt of an order from the Bankruptcy Court confirming the plan of reorganization which became effective after the close of business on May 8, 2007) and financial statement schedule of Entergy New Orleans, Inc., and the effectiveness of Entergy New Orleans, Inc.'s internal control over financial reporting, appearing in this Annual Report on Form 10-K of Entergy New Orleans, Inc. for the year ended December 31, 2007.

We consent to the incorporation by reference in Registration Statements No. 33-47662, 33-61189, and 333-06717 on Form S-3 of our reports dated February 28, 2008, relating to the financial statements of System Energy Resources, Inc. and the effectiveness of System Energy Resources, Inc.'s internal control over financial reporting, appearing in this Annual Report on Form 10-K of System Energy Resources, Inc. for the year ended December 31, 2007.

DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 28, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Entergy Corporation and Subsidiaries
Entergy Arkansas, Inc.
Entergy Mississippi, Inc.
Entergy New Orleans, Inc.

To the Board of Directors and Members of
Entergy Gulf States Louisiana, L.L.C.
Entergy Louisiana, LLC

We have audited the consolidated financial statements of Entergy Corporation and Subsidiaries (the "Corporation") and we have also audited the financial statements of Entergy Arkansas, Inc., Entergy Gulf States Louisiana, L.L.C., Entergy Louisiana, LLC, Entergy Mississippi, Inc., and Entergy New Orleans, Inc. (collectively the "Companies") as of December 31, 2007 and 2006, and for each of the three years in the period ended December 31, 2007, and the Corporation's and the respective Companies' internal control over financial reporting as of December 31, 2007, and have issued our reports thereon dated February 28, 2008. Our report on the financial statements of Entergy Gulf States Louisiana, L.L.C. expresses an unqualified opinion and includes an explanatory paragraph regarding the effects of the distribution of certain assets and liabilities to Entergy Texas, Inc. as part of a jurisdictional separation plan. Our report on the financial statements of Entergy New Orleans, Inc. expresses an unqualified opinion and includes an explanatory paragraph regarding the receipt of an order from the Bankruptcy Court confirming the plan of reorganization which became effective after the close of business on May 8, 2007. The financial statements described above and our reports thereon are included elsewhere in this 2007 Annual Report on Form 10-K. Our audits also included the financial statement schedules of the Corporation and the respective Companies listed in Item 15. These financial statement schedules are the responsibility of the Corporation's and the respective Companies' managements. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 28, 2008

(Page left blank intentionally)

 Schedules other than those listed above are omitted because they are not required, not applicable, or the required information is shown in the financial statements or notes thereto.

Columns have been omitted from schedules filed because the information is not applicable.

ENTERGY CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2007, 2006, and 2005
(In Thousands)

Column A	Column B	Column C	Column D	Column E
			Other
		Additions	Changes
			Deductions
	Balance at	Charged to	from	Balance
	Beginning	Income or	Provisions	at End
Description	of Period	Regulatory Assets	(Note 1)	of Period
Year ended December 31, 2007
Accumulated Provisions
Deducted from Assets--
Doubtful Accounts	$29,911	($4,122)	$-	$25,789
Accumulated Provisions Not
Deducted from Assets:
Property insurance	($557,592)	$42,526	($423,079)	($91,987)
Injuries and damages (Note 2)	40,764	14,764	16,876	38,652
Environmental	9,654	6,029	5,750	9,933
Total	($507,174)	$63,319	($400,453)	($43,402)

Year ended December 31, 2006
Accumulated Provisions
Deducted from Assets--
Doubtful Accounts	$30,805	$19,020	$30,477	$19,348
Accumulated Provisions Not
Deducted from Assets:
Property insurance	($697,255)	$51,101	($223,597)	($422,557)
Injuries and damages (Note 2)	30,278	14,083	9,669	34,692
Impairments	63,000	-	63,000	-
Environmental	12,277	5,778	8,512	9,543
Total	($591,700)	$70,962	($142,416)	($378,322)

Year ended December 31, 2005
Accumulated Provisions
Deducted from Assets--
Doubtful Accounts	$20,266	$15,524	$4,985	$30,805
Accumulated Provisions Not
Deducted from Assets:
Property insurance	($125,393)	$39,172	$611,034	($697,255)
Injuries and damages (Note 2)	30,224	15,509	15,455	30,278
Impairments	87,000	-	24,000	63,000
Environmental	16,683	1,757	6,163	12,277
Total	$8,514	$56,438	$656,652	($591,700)
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

ENTERGY ARKANSAS, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2007, 2006, and 2005
(In Thousands)

Column A	Column B	Column C	Column D	Column E
			Other
		Additions	Changes
			Deductions
	Balance at	Charged to	from	Balance
	Beginning	Income or	Provisions	at End
Description	of Period	Regulatory Assets	(Note 1)	of Period
Year ended December 31, 2007
Accumulated Provisions
Deducted from Assets--
Doubtful Accounts	$15,257	$1,392	$-	$16,649
Accumulated Provisions Not
Deducted from Assets:
Property insurance	($53,421)	$2,405	$341	($51,357)
Injuries and damages (Note 2)	2,280	1,598	1,344	2,534
Environmental	1,457	1,489	1,594	1,352
Total	($49,684)	$5,492	$3,279	($47,471)

Year ended December 31, 2006
Accumulated Provisions
Deducted from Assets--
Doubtful Accounts	$15,777	$10,432	$10,952	$15,257
Accumulated Provisions Not
Deducted from Assets:
Property insurance	($46,450)	$4,810	$11,781	($53,421)
Injuries and damages (Note 2)	2,273	1,458	1,451	2,280
Environmental	1,561	1,596	1,700	1,457
Total	($42,616)	$7,864	$14,932	($49,684)

Year ended December 31, 2005
Accumulated Provisions
Deducted from Assets--
Doubtful Accounts	$11,039	$5,837	$1,099	$15,777
Accumulated Provisions Not
Deducted from Assets:
Property insurance	($29,027)	$4,810	$22,233	($46,450)
Injuries and damages (Note 2)	2,613	1,692	2,032	2,273
Environmental	1,565	1,454	1,458	1,561
Total	($24,849)	$7,956	$25,723	($42,616)
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

ENTERGY GULF STATES LOUISIANA, L.L.C.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2007, 2006, and 2005
(In Thousands)

Column A	Column B	Column C	Column D	Column E
			Other
		Additions	Changes
			Deductions
	Balance at	Charged to	from	Balance
	Beginning	Income or	Provisions	at End
Description	of Period	Regulatory Assets	(Note 1)	of Period
Year ended December 31, 2007
Accumulated Provisions
Deducted from Assets--
Doubtful Accounts	$759	$220	$-	$979
Accumulated Provisions
Not Deducted from Assets--
Property insurance	($129,331)	$16,200	($99,555)	($13,576)
Injuries and damages (Note 2)	4,820	3,551	3,125	5,246
Environmental	2,481	1,600	1,549	2,532
Total	($122,030)	$21,351	($94,881)	($5,798)

Year ended December 31, 2006
Accumulated Provisions
Deducted from Assets--
Doubtful Accounts	$2,096	($1,337)	$-	$759
Accumulated Provisions
Not Deducted from Assets--
Property insurance	($144,701)	$16,200	$830	($129,331)
Injuries and damages (Note 2)	4,417	2,294	1,891	4,820
Environmental	2,624	2,017	2,160	2,481
Total	($137,660)	$20,511	$4,881	($122,030)

Year ended December 31, 2005
Accumulated Provisions
Deducted from Assets--
Doubtful Accounts	$1,048	$1,048	$-	$2,096
Accumulated Provisions
Not Deducted from Assets--
Property insurance	($44,413)	$6,176	$106,464	($144,701)
Injuries and damages (Note 2)	4,295	2,441	2,319	4,417
Environmental	2,635	1,837	1,848	2,624
Total	($37,483)	$10,454	$110,631	($137,660)
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

ENTERGY LOUISIANA, LLC

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2007, 2006, and 2005
(In Thousands)

Column A	Column B	Column C	Column D	Column E
			Other
		Additions	Changes
			Deductions
	Balance at	Charged to	from	Balance
	Beginning	Income or	Provisions	at End
Description	of Period	Regulatory Assets	(Note 1)	of Period

Year ended December 31, 2007
Accumulated Provisions
Deducted from Assets--
Doubtful Accounts	$1,856	$132	$-	$1,988
Accumulated Provisions Not
Deducted from Assets:
Property insurance	($203,291)	$20,393	($179,617)	($3,281)
Injuries and damages (Note 2)	12,709	1,373	6,867	7,215
Environmental	3,617	1,258	1,043	3,832
Total	($186,965)	$23,024	($171,707)	$7,766

Year ended December 31, 2006
Accumulated Provisions
Deducted from Assets--
Doubtful Accounts	$6,141	$5,093	$9,378	$1,856
Accumulated Provisions Not
Deducted from Assets:
Property insurance	($227,565)	$20,393	($3,881)	($203,291)
Injuries and damages (Note 2)	10,728	5,372	3,391	12,709
Environmental	4,037	1,345	1,765	3,617
Total	($212,800)	$27,110	$1,275	($186,965)

Year ended December 31, 2005
Accumulated Provisions
Deducted from Assets--
Doubtful Accounts	$3,135	$4,435	$1,429	$6,141
Accumulated Provisions Not
Deducted from Assets:
Property insurance	($41,705)	$18,593	$204,453	($227,565)
Injuries and damages (Note 2)	10,396	8,319	7,987	10,728
Environmental	8,064	(2,981)	1,046	4,037
Total	($23,245)	$23,931	$213,486	($212,800)

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

ENTERGY MISSISSIPPI, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2007, 2006, and 2005
(In Thousands)

Column A	Column B	Column C	Column D	Column E
			Other
		Additions	Changes
			Deductions
	Balance at	Charged to	from	Balance
	Beginning	Income or	Provisions	at End
Description	of Period	Regulatory Assets	(Note 1)	of Period
Year ended December 31, 2007
Accumulated Provisions
Deducted from Assets--
Doubtful Accounts	$616	($1)	$-	$615
Accumulated Provisions Not
Deducted from Assets:
Property insurance	$1,200	$1,877	($39,603)	$42,680
Injuries and damages (Note 2)	5,134	275	1,945	3,464
Environmental	434	436	436	434
Total	$6,768	$2,588	($37,222)	$46,578

Year ended December 31, 2006
Accumulated Provisions
Deducted from Assets--
Doubtful Accounts	$1,826	$351	$1,561	$616
Accumulated Provisions Not
Deducted from Assets:
Property insurance	($83,672)	$8,047	($76,825)	$1,200
Injuries and damages (Note 2)	4,882	1,228	976	5,134
Environmental	704	332	602	434
Total	($78,086)	$9,607	($75,247)	$6,768

Year ended December 31, 2005
Accumulated Provisions
Deducted from Assets--
Doubtful Accounts	$1,126	$1,385	$685	$1,826
Accumulated Provisions Not
Deducted from Assets:
Property insurance	$2,473	$7,942	$94,087	($83,672)
Injuries and damages (Note 2)	5,549	834	1,501	4,882
Environmental	890	342	528	704
Total	$8,912	$9,118	$96,116	($78,086)

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

ENTERGY NEW ORLEANS, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2007, 2006, and 2005
(In Thousands)

Column A	Column B	Column C	Column D	Column E
			Other
		Additions	Changes
			Deductions
	Balance at	Charged to	from	Balance
	Beginning	Income or	Provisions	at End
Description	of Period	Regulatory Assets	(Note 1)	of Period
Year ended December 31, 2007
Accumulated Provisions
Deducted from Assets--
Doubtful Accounts	$10,563	($5,924)	$-	$4,639
Accumulated Provisions Not
Deducted from Assets:
Property insurance	($135,035)	$-	($122,883)	($12,152)
Injuries and damages (Note 2)	6,072	794	148	6,718
Environmental	111	242	242	111
Total	($128,852)	$1,036	($122,493)	($5,323)

Year ended December 31, 2006
Accumulated Provisions
Deducted from Assets--
Doubtful Accounts	$25,422	$809	$15,668	$10,563
Accumulated Provisions Not
Deducted from Assets:
Property insurance	($121,938)	$-	$13,097	($135,035)
Injuries and damages (Note 2)	5,770	93	(209)	6,072
Environmental	131	102	122	111
Total	($116,037)	$195	$13,010	($128,852)

Year ended December 31, 2005
Accumulated Provisions
Deducted from Assets--
Doubtful Accounts	$3,492	$29,645	$7,715	$25,422
Accumulated Provisions Not
Deducted from Assets:
Property insurance	$1,267	$-	$123,205	($121,938)
Injuries and damages (Note 2)	5,265	1,182	677	5,770
Environmental	766	(566)	69	131
Total	$7,298	$616	$123,951	($116,037)

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

(2) Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

Entergy Gulf States Louisiana
(a) --	Plan of Merger of Entergy Gulf States, Inc. effective December 31, 2007 (2(ii) to Form 8-K15D5 dated January 7, 2008 in 333-148557).

(3) Articles of Incorporation and By-laws

Entergy Corporation

(a) 1 --	Restated Certificate of Incorporation of Entergy Corporation dated October 10, 2006 (3(a) to Form 10-Q for the quarter ended September 30, 2006).

(a) 2 --	By-Laws of Entergy Corporation as amended February 12, 2007, and as presently in effect (3(ii) to Form 8-K dated February 16, 2007 in 1-11299).

System Energy
(b) 1 --	Amended and Restated Articles of Incorporation of System Energy and amendments thereto through April 28, 1989 (A-1(a) to Form U-1 in 70-5399).

(b) 2 --	By-Laws of System Energy effective July 6, 1998, and as presently in effect (3(f) to Form 10-Q for the quarter ended June 30, 1998 in 1-9067).

Entergy Arkansas
(c) 1 --	Amended and Restated Articles of Incorporation of Entergy Arkansas, as amended, effective March 22, 2006 (3(ii) to Form 8-K dated March 28, 2006 in 1-10764).

(c) 2 --	By-Laws of Entergy Arkansas effective November 26, 1999, and as presently in effect (3(ii)(c) to Form 10-K for the year ended December 31, 1999 in 1-10764).

Entergy Gulf States Louisiana
(d) 1 --	Articles of Organization of Entergy Gulf States Louisiana effective December 31, 2007 (3(i) to Form 8-K15D5 dated January 7, 2008 in 333-148557).

(d) 2 --	Operating Agreement of Entergy Gulf States Louisiana, effective as of December 31, 2007 (3(ii) to Form 8-K15D5 dated January 7, 2008 in 333-148557).

Entergy Louisiana
(e) 1 --	Articles of Organization of Entergy Louisiana effective December 31, 2005 (3(c) to Form 8-K dated January 6, 2006 in 1-32718).

(e) 2 --	Regulations of Entergy Louisiana effective December 31, 2005, and as presently in effect (3(d) to Form 8-K dated January 6, 2006 in 1-32718).

Entergy Mississippi
(f) 1 --	Amended and Restated Articles of Incorporation of Entergy Mississippi effective June 21, 2005 (A-1(b) to Rule 24 Certificate dated February 6, 2006 in 70-10157).

(f) 2 --	By-Laws of Entergy Mississippi effective November 26, 1999, and as presently in effect (3(ii)(f) to Form 10-K for the year ended December 31, 1999 in 0-320).

Entergy New Orleans
(g) 1 --	Amended and Restated Articles of Incorporation of Entergy New Orleans, as amended May 8, 2007 (3(a) to Form 10-Q for the quarter ended March 31, 2007 in 0-5807).

(g) 2 --	Amended By-Laws of Entergy New Orleans, as amended May 8, 2007 (3(b) to Form 10-Q for the quarter ended March 31, 2007 in 0-5807).

(4) Instruments Defining Rights of Security Holders, Including Indentures

Entergy Corporation
(a) 1 --

See (4)(b) through (4)(g) below for instruments defining the rights of holders of long-term debt of System Energy, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans.

(a) 2 --

Amendment dated as of September 21, 2005, to the Amended and Restated Credit Agreement, dated as of June 30, 2005, among Entergy Corporation, as Borrower, Bayerische Hypo- und Vereinsbank AG, New York Branch, as Bank, and Bayerische Hypo-und Vereinsbank AG, New York Branch, as Administrative Agent (4(b) to Form 8-K dated September 28, 2005 in 1-11299).

(a) 3 --

Amended and Restated Credit Agreement, dated as of June 30, 2005, among Entergy Corporation, as Borrower, Bayerische Hypo- und Vereinsbank AG, New York Branch, as Bank, and Bayerische Hypo-und Vereinsbank AG, New York Branch, as Administrative Agent (4(g) to Form 10-Q for the quarter ended June 30, 2005 in 1-11299).

(a) 4 --

Credit Agreement ($3,500,000,000), dated as of August 2, 2007, among Entergy Corporation, the Banks (Citibank, N.A., ABN AMRO Bank N.V., Barclays Bank PLC, BNP Paribas, Calyon New York Branch, Credit Suisse (Cayman Islands Branch), J. P. Morgan Chase Bank, N.A., KeyBank National Association, Lehman Brothers Bank (FSB), Mizuho Corporate Bank, Ltd., Morgan Stanley Bank, Regions Bank, Societe Generale, The Bank of New York, The Bank of Nova Scotia, The Bank of Toyko-Mitsubishi UFJ, Ltd. (New York Branch), The Royal Bank of Scotland plc, Union Bank of California, N.A., Wachovia Bank, National Association and William Street Commitment Corporation), Citibank, N.A., as Administrative Agent and LC Issuing Bank, and ABN AMRO Bank, N.V., as LC Issuing Bank (10(a) to Form 10-Q for the quarter ended June 30, 2007 in 1-11299).

(a) 5 --	Indenture, dated as of December 1, 2002, between Entergy Corporation and Deutsche Bank Trust Company Americas, as Trustee (10(a)4 to Form 10-K for the year ended December 31, 2002 in 1-11299).

(a) 6 --

Supplemental No. 1, dated as of December 20, 2005, between Entergy Corporation and Deutsche Bank Trust Company Americas, as Trustee (4(a)11 to Form 10-K for the year ended December 31, 2005 in 1-11299).

(a) 7 --

Purchase Contract and Pledge Agreement, dated as of December 20, 2005, among Entergy Corporation, The Bank of New York, as Purchase Contract Agent, and JP Morgan Chase Bank, N.A., as Collateral Agent, Custodial Agent, and Securities Intermediary (4(a)12 to Form 10-K for the year ended December 31, 2005 in 1-11299).

(a) 8 --

Remarketing Agreement, dated as of December 20, 2005, among Entergy Corporation, Citigroup Global Markets, Inc., and The Bank of New York (4(a)13 to Form 10-K for the year ended December 31, 2005 in 1-11299).

(a) 9 --	Officer's Certificate for Entergy Corporation relating to 7.75% Senior Notes due December 15, 2009 (10(a)5 to Form 10-K for the year ended December 31, 2002 in 1-11299).

(a) 10 --	Officer's Certificate for Entergy Corporation relating to 6.17% Senior Notes due March 15, 2008 (4(c) to Form 10-Q for the quarter ended March 31, 2003 in 1-11299).

(a) 11 --	Officer's Certificate for Entergy Corporation relating to 7.06% Senior Notes due March 15, 2011 (4(d) to Form 10-Q for the quarter ended March 31, 2003 in 1-11299).

(a) 12 --	Officer's Certificate for Entergy Corporation relating to 6.58% Senior Notes due May 15, 2010 (4(d) to Form 10-Q for the quarter ended June 30, 2003 in 1-11299).

(a) 13 --	Officer's Certificate for Entergy Corporation relating to 6.13% Senior Notes due September 15, 2008 (4(a) to Form 10-Q for the quarter ended September 30, 2003 in 1-11299).

(a) 14 --	Officer's Certificate for Entergy Corporation relating to 6.23% Senior Notes due March 15, 2008 (4(a)9 to Form 10-K for the year ended December 31, 2003 in 1-11299).

(a) 15 --	Officer's Certificate for Entergy Corporation relating to 6.90% Senior Notes due November 15, 2010 (4(a)10 to Form 10-K for the year ended December 31, 2003 in 1-11299).

System Energy
(b) 1 --

Mortgage and Deed of Trust, dated as of June 15, 1977, as amended by twenty-three Supplemental Indentures (A-1 in 70-5890 (Mortgage); B and C to Rule 24 Certificate in 70-5890 (First); B to Rule 24 Certificate in 70-6259 (Second); 20(a)-5 to Form 10-Q for the quarter ended June 30, 1981 in 1-3517 (Third); A-1(e)-1 to Rule 24 Certificate in 70-6985 (Fourth); B to Rule 24 Certificate in 70-7021 (Fifth); B to Rule 24 Certificate in 70-7021 (Sixth); A-3(b) to Rule 24 Certificate in 70-7026 (Seventh); A-3(b) to Rule 24 Certificate in 70-7158 (Eighth); B to Rule 24 Certificate in 70-7123 (Ninth); B-1 to Rule 24 Certificate in 70-7272 (Tenth); B-2 to Rule 24 Certificate in 70-7272 (Eleventh); B-3 to Rule 24 Certificate in 70-7272 (Twelfth); B-1 to Rule 24 Certificate in 70-7382 (Thirteenth); B-2 to Rule 24 Certificate in 70-7382 (Fourteenth); A-2(c) to Rule 24 Certificate in 70-7946 (Fifteenth); A-2(c) to Rule 24 Certificate in 70-7946 (Sixteenth); A-2(d) to Rule 24 Certificate in 70-7946 (Seventeenth); A-2(e) to Rule 24 Certificate dated May 4, 1993 in 70-7946 (Eighteenth); A-2(g) to Rule 24 Certificate dated May 6, 1994 in 70-7946 (Nineteenth); A-2(a)(1) to Rule 24 Certificate dated August 8, 1996 in 70-8511 (Twentieth); A-2(a)(2) to Rule 24 Certificate dated August 8, 1996 in 70-8511 (Twenty-first); A-2(a) to Rule 24 Certificate dated October 4, 2002 in 70-9753 (Twenty-second); and 4(b) to Form 10-Q for the quarter ended September 30, 2007 in 1-9067 (Twenty-third)).

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

Entergy Arkansas
(c) 1 --

Mortgage and Deed of Trust, dated as of October 1, 1944, as amended by sixty-six Supplemental Indentures (7(d) in 2-5463 (Mortgage); 7(b) in 2-7121 (First); 7(c) in 2-7605 (Second); 7(d) in 2-8100 (Third); 7(a)-4 in 2-8482 (Fourth); 7(a)-5 in 2-9149 (Fifth); 4(a)-6 in 2-9789 (Sixth); 4(a)-7 in 2-10261 (Seventh); 4(a)-8 in 2-11043 (Eighth); 2(b)-9 in 2-11468 (Ninth); 2(b)-10 in 2-15767 (Tenth); D in 70-3952 (Eleventh); D in 70-4099 (Twelfth); 4(d) in 2-23185 (Thirteenth); 2(c) in 2-24414 (Fourteenth); 2(c) in 2-25913 (Fifteenth); 2(c) in 2-28869 (Sixteenth); 2(d) in 2-28869 (Seventeenth); 2(c) in 2-35107 (Eighteenth); 2(d) in 2-36646 (Nineteenth); 2(c) in 2-39253 (Twentieth); 2(c) in 2-41080 (Twenty-first); C-1 to Rule 24 Certificate in 70-5151 (Twenty-second); C-1 to Rule 24 Certificate in 70-5257 (Twenty-third); C to Rule 24 Certificate in 70-5343 (Twenty-fourth); C-1 to Rule 24 Certificate in 70-5404 (Twenty-fifth); C to Rule 24 Certificate in 70-5502 (Twenty-sixth); C-1 to Rule 24 Certificate in 70-5556 (Twenty-seventh); C-1 to Rule 24 Certificate in 70-5693 (Twenty-eighth); C-1 to Rule 24 Certificate in 70-6078 (Twenty-ninth); C-1 to Rule 24 Certificate in 70-6174 (Thirtieth); C-1 to Rule 24 Certificate in 70-6246 (Thirty-first); C-1 to Rule 24 Certificate in 70-6498 (Thirty-second); A-4b-2 to Rule 24 Certificate in 70-6326 (Thirty-third); C-1 to Rule 24 Certificate in 70-6607 (Thirty-fourth); C-1 to Rule 24 Certificate in 70-6650 (Thirty-fifth); C-1 to Rule 24 Certificate dated December 1, 1982 in 70-6774 (Thirty-sixth); C-1 to Rule 24 Certificate dated February 17, 1983 in 70-6774 (Thirty-seventh); A-2(a) to Rule 24 Certificate dated December 5, 1984 in 70-6858 (Thirty-eighth); A-3(a) to Rule 24 Certificate in 70-7127 (Thirty-ninth); A-7 to Rule 24 Certificate in 70-7068 (Fortieth); A-8(b) to Rule 24 Certificate dated July 6, 1989 in 70-7346 (Forty-first); A-8(c) to Rule 24 Certificate dated February 1, 1990 in 70-7346 (Forty-second); 4 to Form 10-Q for the quarter ended September 30, 1990 in 1-10764 (Forty-third); A-2(a) to Rule 24 Certificate dated November 30, 1990 in 70-7802 (Forty-fourth); A-2(b) to Rule 24 Certificate dated January 24, 1991 in 70-7802 (Forty-fifth); 4(d)(2) in 33-54298 (Forty-sixth); 4(c)(2) to Form 10-K for the year ended December 31, 1992 in 1-10764 (Forty-seventh); 4(b) to Form 10-Q for the quarter ended June 30, 1993 in 1-10764 (Forty-eighth); 4(c) to Form 10-Q for the quarter ended June 30, 1993 in 1-10764 (Forty-ninth); 4(b) to Form 10-Q for the quarter ended September 30, 1993 in 1-10764 (Fiftieth); 4(c) to Form 10-Q for the quarter ended September 30, 1993 in 1-10764 (Fifty-first); 4(a) to Form 10-Q for the quarter ended June 30, 1994 in 1-10764 (Fifty-second); C-2 to Form U5S for the year ended December 31, 1995 (Fifty-third); C-2(a) to Form U5S for the year ended December 31, 1996 (Fifty-fourth); 4(a) to Form 10-Q for the quarter ended March 31, 2000 in 1-10764 (Fifty-fifth); 4(a) to Form 10-Q for the quarter ended September 30, 2001 in 1-10764 (Fifty-sixth); C-2(a) to Form U5S for the year ended December 31, 2001 (Fifty-seventh); 4(c)1 to Form 10-K for the year December 31, 2002 in 1-10764 (Fifty-eighth); 4(a) to Form 10-Q for the quarter ended June 30, 2003 in 1-10764 (Fifty-ninth); 4(f) to Form 10-Q for the quarter ended June 30, 2003 in 1-10764 (Sixtieth); 4(h) to Form 10-Q for the quarter ended June 30, 2003 in 1-10764 (Sixty-first); 4(e) to Form 10-Q for the quarter ended September 30, 2004 in 1-10764 (Sixty-second); 4(c)1 to Form 10-K for the year December 31, 2004 in 1-10764 (Sixty-third); C-2(a) to Form U5S for the year ended December 31, 2004 (Sixty-fourth); 4(c) to Form 10-Q for the quarter ended June 30, 2005 in 1-10764 (Sixty-fifth); and 4(a) to Form 10-Q for the quarter ended June 30, 2005 in 1-10764 (Sixty-sixth)).

Entergy Gulf States Louisiana
(d) 1 --

Indenture of Mortgage, dated September 1, 1926, as amended by certain Supplemental Indentures (B-a-I-1 in Registration No. 2-2449 (Mortgage); 7-A-9 in Registration No. 2-6893 (Seventh); B to Form 8-K dated September 1, 1959 (Eighteenth); B to Form 8-K dated February 1, 1966 (Twenty-second); B to Form 8-K dated March 1, 1967 (Twenty-third); C to Form 8-K dated March 1, 1968 (Twenty-fourth); B to Form 8-K dated November 1, 1968 (Twenty-fifth); B to Form 8-K dated April 1, 1969 (Twenty-sixth); 2-A-8 in Registration No. 2-66612 (Thirty-eighth); 4-2 to Form 10-K for the year ended December 31, 1984 in 1-27031 (Forty-eighth); 4-2 to Form 10-K for the year ended December 31, 1988 in 1-27031 (Fifty-second); 4 to Form 10-K for the year ended December 31, 1991 in 1-27031 (Fifty-third); 4 to Form 8-K dated July 29, 1992 in 1-27031 (Fifth-fourth); 4 to Form 10-K dated December 31, 1992 in 1-27031 (Fifty-fifth); 4 to Form 10-Q for the quarter ended March 31, 1993 in 1-27031 (Fifty-sixth); 4-2 to Amendment No. 9 to Registration No. 2-76551 (Fifty-seventh); 4(b) to Form 10-Q for the quarter ended March 31,1999 in 1-27031 (Fifty-eighth); A-2(a) to Rule 24 Certificate dated June 23, 2000 in 70-8721 (Fifty-ninth); A-2(a) to Rule 24 Certificate dated September 10, 2001 in 70-9751 (Sixtieth); A-2(b) to Rule 24 Certificate dated November 18, 2002 in 70-9751 (Sixty-first); A-2(c) to Rule 24 Certificate dated December 6, 2002 in 70-9751 (Sixty-second); A-2(d) to Rule 24 Certificate dated June 16, 2003 in 70-9751 (Sixty-third); A-2(e) to Rule 24 Certificate dated June 27, 2003 in 70-9751 (Sixty-fourth); A-2(f) to Rule 24 Certificate dated July 11, 2003 in 70-9751 (Sixty-fifth); A-2(g) to Rule 24 Certificate dated July 28, 2003 in 70-9751 (Sixty-sixth); A-3(i) to Rule 24 Certificate dated November 4, 2004 in 70-10158 (Sixty-seventh); A-3(ii) to Rule 24 Certificate dated November 23, 2004 in 70-10158 (Sixty-eighth); A-3(iii) to Rule 24 Certificate dated February 16, 2005 in 70-10158 (Sixty-ninth); A-3(iv) to Rule 24 Certificate dated June 2, 2005 in 70-10158 (Seventieth); A-3(v) to Rule 24 Certificate dated July 21, 2005 in 70-10158 (Seventy-first); A-3(vi) to Rule 24 Certificate dated October 7, 2005 in 70-10158 (Seventy-second); A-3(vii) to Rule 24 Certificate dated December 19, 2005 in 70-10158 (Seventy-third); 4(a) to Form 10-Q for the quarter ended March 31, 2006 in 1-27031 (Seventy-fourth); and 4(iv) to Form 8-K15D5 dated January 7, 2008 in 333-148557 (Seventy-fifth)).

(d) 2 --

Indenture, dated March 21, 1939, accepting resignation of The Chase National Bank of the City of New York as trustee and appointing Central Hanover Bank and Trust Company as successor trustee (B-a-1-6 in Registration No. 2-4076).

(d) 3 --

Agreement of Resignation, Appointment and Acceptance, dated as of October 3, 2007, among Entergy Gulf States, Inc., JPMorgan Chase Bank, National Association, as resigning trustee, and The Bank of New York, as successor trustee (4(a) to Form 10-Q for the quarter ended September 30, 2007 in 1-27031).

(d) 4 --

Credit Agreement ($200,000,000), dated as of August 2, 2007, among Entergy Gulf States, Inc., the Banks (Citibank, N.A., ABN AMRO Bank N.V., Barclays Bank PLC, BNP Paribas, Calyon New York Branch, Credit Suisse (Cayman Islands Branch), JPMorgan Chase Bank, N.A., KeyBank National Association, Mizuho Corporate Bank, Ltd., Morgan Stanley Bank, The Bank of New York, The Royal Bank of Scotland plc, and Wachovia Bank, National Association), Citibank, N.A., as Administrative Agent, and the LC Issuing Banks (10(c) to Form 10-Q for the quarter ended June 30, 2007 in 1-27031).

Entergy Louisiana
(e) 1 --

Mortgage and Deed of Trust, dated as of April 1, 1944, as amended by sixty-four Supplemental Indentures (7(d) in 2-5317 (Mortgage); 7(b) in 2-7408 (First); 7(c) in 2-8636 (Second); 4(b)-3 in 2-10412 (Third); 4(b)-4 in 2-12264 (Fourth); 2(b)-5 in 2-12936 (Fifth); D in 70-3862 (Sixth); 2(b)-7 in 2-22340 (Seventh); 2(c) in 2-24429 (Eighth); 4(c)-9 in 2-25801 (Ninth); 4(c)-10 in 2-26911 (Tenth); 2(c) in 2-28123 (Eleventh); 2(c) in 2-34659 (Twelfth); C to Rule 24 Certificate in 70-4793 (Thirteenth); 2(b)-2 in 2-38378 (Fourteenth); 2(b)-2 in 2-39437 (Fifteenth); 2(b)-2 in 2-42523 (Sixteenth); C to Rule 24 Certificate in 70-5242 (Seventeenth); C to Rule 24 Certificate in 70-5330 (Eighteenth); C-1 to Rule 24 Certificate in 70-5449 (Nineteenth); C-1 to Rule 24 Certificate in 70-5550 (Twentieth); A-6(a) to Rule 24 Certificate in 70-5598 (Twenty-first); C-1 to Rule 24 Certificate in 70-5711 (Twenty-second); C-1 to Rule 24 Certificate in 70-5919 (Twenty-third); C-1 to Rule 24 Certificate in 70-6102 (Twenty-fourth); C-1 to Rule 24 Certificate in 70-6169 (Twenty-fifth); C-1 to Rule 24 Certificate in 70-6278 (Twenty-sixth); C-1 to Rule 24 Certificate in 70-6355 (Twenty-seventh); C-1 to Rule 24 Certificate in 70-6508 (Twenty-eighth); C-1 to Rule 24 Certificate in 70-6556 (Twenty-ninth); C-1 to Rule 24 Certificate in 70-6635 (Thirtieth); C-1 to Rule 24 Certificate in 70-6834 (Thirty-first); C-1 to Rule 24 Certificate in 70-6886 (Thirty-second); C-1 to Rule 24 Certificate in 70-6993 (Thirty-third); C-2 to Rule 24 Certificate in 70-6993 (Thirty-fourth); C-3 to Rule 24 Certificate in 70-6993 (Thirty-fifth); A-2(a) to Rule 24 Certificate in 70-7166 (Thirty-sixth); A-2(a) in 70-7226 (Thirty-seventh); C-1 to Rule 24 Certificate in 70-7270 (Thirty-eighth); 4(a) to Quarterly Report on Form 10-Q for the quarter ended June 30, 1988 in 1-8474 (Thirty-ninth); A-2(b) to Rule 24 Certificate in 70-7553 (Fortieth); A-2(d) to Rule 24 Certificate in 70-7553 (Forty-first); A-3(a) to Rule 24 Certificate in 70-7822 (Forty-second); A-3(b) to Rule 24 Certificate in 70-7822 (Forty-third); A-2(b) to Rule 24 Certificate in 70-7822 (Forty-fourth); A-3(c) to Rule 24 Certificate in 70-7822 (Forty-fifth); A-2(c) to Rule 24 Certificate dated April 7, 1993 in 70-7822 (Forty-sixth); A-3(d) to Rule 24 Certificate dated June 4, 1993 in 70-7822 (Forth-seventh); A-3(e) to Rule 24 Certificate dated December 21, 1993 in 70-7822 (Forty-eighth); A-3(f) to Rule 24 Certificate dated August 1, 1994 in 70-7822 (Forty-ninth); A-4(c) to Rule 24 Certificate dated September 28, 1994 in 70-7653 (Fiftieth); A-2(a) to Rule 24 Certificate dated April 4, 1996 in 70-8487 (Fifty-first); A-2(a) to Rule 24 Certificate dated April 3, 1998 in 70-9141 (Fifty-second); A-2(b) to Rule 24 Certificate dated April 9, 1999 in 70-9141 (Fifty-third); A-3(a) to Rule 24 Certificate dated July 6, 1999 in 70-9141 (Fifty-fourth); A-2(c) to Rule 24 Certificate dated June 2, 2000 in 70-9141 (Fifty-fifth); A-2(d) to Rule 24 Certificate dated April 4, 2002 in 70-9141 (Fifty-sixth); A-3(a) to Rule 24 Certificate dated March 30, 2004 in 70-10086 (Fifty-seventh); A-3(b) to Rule 24 Certificate dated October 15, 2004 in 70-10086 (Fifty-eighth); A-3(c) to Rule 24 Certificate dated October 26, 2004 in 70-10086 (Fifty-ninth); A-3(d) to Rule 24 Certificate dated May 18, 2005 in 70-10086 (Sixtieth); A-3(e) to Rule 24 Certificate dated August 25, 2005 in 70-10086 (Sixty-first); A-3(f) to Rule 24 Certificate dated October 31, 2005 in 70-10086 (Sixty-second); B-4(i) to Rule 24 Certificate dated January 10, 2006 in 70-10324 (Sixty-third); and B-4(ii) to Rule 24 Certificate dated January 10, 2006 in 70-10324 (Sixty-fourth)).

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

(e) 5 --

Credit Agreement ($200,000,000), dated as of August 2, 2007, among Entergy Louisiana, the Banks (Citibank, N.A., ABN AMRO Bank N.V., Barclays Bank PLC, BNP Paribas, Calyon New York Branch, Credit Suisse (Cayman Islands Branch), JPMorgan Chase Bank, N.A., KeyBank National Association, Mizuho Corporate Bank, Ltd., Morgan Stanley Bank, The Bank of New York, The Royal Bank of Scotland plc, and Wachovia Bank, National Association), Citibank, N.A., as Administrative Agent, and the LC Issuing Banks (10(b) to Form 10-Q for the quarter ended June 30, 2007 in 1-11299).

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

*(a) 2 --	Second Amended and Restated Entergy System Agency Agreement, dated as of January 1, 2008.

(a) 3 --	Middle South Utilities System Agency Coordination Agreement, dated December 11, 1970 (5(a)3 in 2-41080).

(a) 4 --	Service Agreement with Entergy Services, dated as of April 1, 1963 (5(a)5 in 2-41080).

(a) 5 --	Amendment, dated April 27, 1984, to Service Agreement with Entergy Services (10(a)7 to Form 10-K for the year ended December 31, 1984 in 1-3517).

(a) 6 --	Amendment, dated January 1, 2000, to Service Agreement with Entergy Services (10(a)12 to Form 10-K for the year ended December 31, 2001 in 1-11299).

(a) 7 --	Amendment, dated March 1, 2004, to Service Agreement with Entergy Services (10(a)9 to Form 10-K for the year ended December 31, 2004 in 1-11299).

(a) 8 --	Availability Agreement, dated June 21, 1974, among System Energy and certain other System companies (B to Rule 24 Certificate dated June 24, 1974 in 70-5399).

(a) 9 --	First Amendment to Availability Agreement, dated as of June 30, 1977 (B to Rule 24 Certificate dated June 24, 1977 in 70-5399).

(a) 10 --	Second Amendment to Availability Agreement, dated as of June 15, 1981 (E to Rule 24 Certificate dated July 1, 1981 in 70-6592).

(a) 11 --	Third Amendment to Availability Agreement, dated as of June 28, 1984 (B-13(a) to Rule 24 Certificate dated July 6, 1984 in 70-6985).

(a) 12 --	Fourth Amendment to Availability Agreement, dated as of June 1, 1989 (A to Rule 24 Certificate dated June 8, 1989 in 70-5399).

(a) 13 --

Eighteenth Assignment of Availability Agreement, Consent and Agreement, dated as of September 1, 1986, with United States Trust Company of New York and Gerard F. Ganey, as Trustees (C-2 to Rule 24 Certificate dated October 1, 1986 in 70-7272).

(a) 14 --

Nineteenth Assignment of Availability Agreement, Consent and Agreement, dated as of September 1, 1986, with United States Trust Company of New York and Gerard F. Ganey, as Trustees (C-3 to Rule 24 Certificate dated October 1, 1986 in 70-7272).

(a) 15 --

Twenty-sixth Assignment of Availability Agreement, Consent and Agreement, dated as of October 1, 1992, with United States Trust Company of New York and Gerard F. Ganey, as Trustees (B-2(c) to Rule 24 Certificate dated November 2, 1992 in 70-7946).

(a) 16 --

Twenty-seventh Assignment of Availability Agreement, Consent and Agreement, dated as of April 1, 1993, with United States Trust Company of New York and Gerard F. Ganey as Trustees (B-2(d) to Rule 24 Certificate dated May 4, 1993 in 70-7946).

(a) 17 --

Twenty-ninth Assignment of Availability Agreement, Consent and Agreement, dated as of April 1, 1994, with United States Trust Company of New York and Gerard F. Ganey as Trustees (B-2(f) to Rule 24 Certificate dated May 6, 1994 in 70-7946).

(a) 18 --

Thirtieth Assignment of Availability Agreement, Consent and Agreement, dated as of August 1, 1996, among System Energy, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi and Entergy New Orleans, and United States Trust Company of New York and Gerard F. Ganey, as Trustees (B-2(a) to Rule 24 Certificate dated August 8, 1996 in 70-8511).

(a) 19 --

Thirty-first Assignment of Availability Agreement, Consent and Agreement, dated as of August 1, 1996, among System Energy, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans, and United States Trust Company of New York and Gerard F. Ganey, as Trustees (B-2(b) to Rule 24 Certificate dated August 8, 1996 in 70-8511).

(a) 20 --

Thirty-fourth Assignment of Availability Agreement, Consent and Agreement, dated as of September 1, 2002, among System Energy, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans, The Bank of New York and Douglas J. MacInnes (B-2(a)(1) to Rule 24 Certificate dated October 4, 2001 in 70-9753).

(a) 21 --	Amendment to the Thirty-fourth Assignment of Availability Agreement, Consent and Agreement, dated as of December 15, 2005 (B-5(i) to Rule 24 Certificate dated January 10, 2006 in 70-10324).

(a) 22 --

Thirty-fifth Assignment of Availability Agreement, Consent and Agreement, dated as of December 22, 2003, among System Energy, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans, and Union Bank of California, N.A (10(a)25 to Form 10-K for the year ended December 31, 2003 in 1-11299).

(a) 23 --	First Amendment to Thirty-fifth Assignment of Availability Agreement, Consent and Agreement, dated as of December 17, 2004 (10(a)24 to Form 10-K for the year ended December 31, 2004 in 1-11299).

*(a) 24 --

Thirty-sixth Assignment of Availability Agreement, Consent and Agreement, dated as of September 1, 2007, among System Energy, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans, and The Bank of New York and Douglas J. MacInnes, as trustees.

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

*(a) 36 --

Thirty-sixth Supplementary Capital Funds Agreement and Assignment, dated as of September 1, 2007, among Entergy Corporation, System Energy and The Bank of New York and Douglas J. MacInnes, as Trustees.

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

+(a) 87 --	Executive Income Security Plan of Gulf States Utilities Company, as amended effective March 1, 1991 (10(a)86 to Form 10-K for the year ended December 31, 2001 in 1-11299).

+(a) 88 --	System Executive Retirement Plan of Entergy Corporation and Subsidiaries, effective January 1, 2000 (10(a)87 to Form 10-K for the year ended December 31, 2001 in 1-11299).

+(a) 89 --	Amendment, effective December 28, 2001, to the System Executive Retirement Plan of Entergy Corporation and Subsidiaries (10(a)88 to Form 10-K for the year ended December 31, 2001 in 1-11299).

+(a) 90 --	Retention Agreement effective October 27, 2000 between J. Wayne Leonard and Entergy Corporation (10(a)81 to Form 10-K for the year ended December 31, 2000 in 1-11299).

+(a) 91 --	Amendment to Retention Agreement effective March 8, 2004 between J. Wayne Leonard and Entergy Corporation (10(c) to Form 10-Q for the quarter ended March 31, 2004 in 1-11299).

+(a) 92 --	Amendment to Retention Agreement effective December 30, 2005 between J. Wayne Leonard and Entergy Corporation (10(a)91 to Form 10-K for the year ended December 31, 2005 in 1-11299).

+(a) 93 --	Restricted Unit Agreement between J. Wayne Leonard and Entergy Corporation (10(a) to Form 10-Q for the quarter ended June 30, 2006 in 1-11299).

+(a) 94 --	Employment Agreement effective August 7, 2001 between Curt L. Hebert and Entergy Corporation (10(a)97 to Form 10-K for the year ended December 31, 2001 in 1-11299).

(a) 95 --

Agreement of Limited Partnership of Entergy-Koch, LP among EKLP, LLC, EK Holding I, LLC, EK Holding II, LLC and Koch Energy, Inc. dated January 31, 2001 (10(a)94 to Form 10-K/A for the year ended December 31, 2000 in 1-11299).

+(a) 96 --	Employment Agreement effective April 15, 2003 between Robert D. Sloan and Entergy Services (10(c) to Form 10-Q for the quarter ended June 30, 2003 in 1-11299).

+(a) 97 --	Employment Agreement effective November 24, 2003 between Mark T. Savoff and Entergy Services (10(a)99 to Form 10-K for the year ended December 31, 2003 in 1-11299).

+(a) 98 --	Employment Agreement effective February 9, 1999 between Leo P. Denault and Entergy Services (10(a) to Form 10-Q for the quarter ended March 31, 2004 in 1-11299).

+(a) 99 --	Amendment to Employment Agreement effective March 5, 2004 between Leo P. Denault and Entergy Corporation (10(b) to Form 10-Q for the quarter ended March 31, 2004 in 1-11299).

+(a) 100 --	Retention Agreement effective August 3, 2006 between Leo P. Denault and Entergy Corporation (10(b) to Form 10-Q for the quarter ended June 30, 2006 in 1-11299).

+(a) 101 --	Shareholder Approval of Future Severance Agreements Policy, effective March 8, 2004 (10(f) to Form 10-Q for the quarter ended March 31, 2004 in 1-11299).

(a) 102 --	Consulting Agreement effective May 4, 2004 between Hintz & Associates, LLC and Entergy Services, Inc. (10(d) to Form 10-Q for the quarter ended June 30, 2004 in 1-11299).

+(a) 103 --	Form of Stock Option Grant Agreement Letter, as of December 31, 2004 (99.1 to Form 8-K dated January 26, 2005 in 1-11299).

+(a) 104 --	Form of Long Term Incentive Plan Performance Unit Grant Letter, as of December 31, 2004 (99.2 to Form 8-K dated January 26, 2005 in 1-11299).

+(a) 105 --

Entergy Corporation Outside Director Stock Program Established under the 2007 Equity Ownership and Long Term Cash Incentive Plan of Entergy Corporation and Subsidiaries (Effective for Grants and Elections on or After January 1, 2007) (10(a)106 to Form 10-K for the year ended December 31, 2006 in 1-11299).

+(a) 106 --	Rescission Agreement effective July 26, 2007 between Richard J. Smith and Entergy Services, Inc. (10(d) to Form 10-Q for the quarter ended June 30, 2007 in 1-11299).

*(a) 107 --	Entergy Nuclear Retention Plan, as amended and restated January 1, 2007.

*+(a) 108 --	Form of Stock Option Grant Agreement Letter.

System Energy

(b) 1 through (b) 17 -- See 10(a)8 through 10(a)24 above.

(b) 18 through (b) 32 -- See 10(a)25 through 10(a)39 above.

(b) 33 --	Reallocation Agreement, dated as of July 28, 1981, among System Energy and certain other System companies (B-1(a) in 70-6624).

(b) 34 --

Joint Construction, Acquisition and Ownership Agreement, dated as of May 1, 1980, between System Energy and SMEPA (B-1(a) in 70-6337), as amended by Amendment No. 1, dated as of May 1, 1980 (B-1(c) in 70-6337) and Amendment No. 2, dated as of October 31, 1980 (1 to Rule 24 Certificate dated October 30, 1981 in 70-6337).

(b) 35 --	Operating Agreement, dated as of May 1, 1980, between System Energy and SMEPA (B(2)(a) in 70-6337).

(b) 36 --	Amended and Restated Installment Sale Agreement, dated as of February 15, 1996, between System Energy and Claiborne County, Mississippi (B-6(a) to Rule 24 Certificate dated March 4, 1996 in 70-8511).

(b) 37 --	Loan Agreement, dated as of October 15, 1998, between System Energy and Mississippi Business Finance Corporation (B-6(b) to Rule 24 Certificate dated November 12, 1998 in 70-8511).

(b) 38 --	Loan Agreement, dated as of May 15, 1999, between System Energy and Mississippi Business Finance Corporation (B-6(c) to Rule 24 Certificate dated June 8, 1999 in 70-8511).

(b) 39 --

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

(b) 40 --

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

(b) 42 --

Assignment, Assumption and Further Agreement No. 2, dated as of December 1, 1988, among System Energy, Meridian Trust Company and Stephen M. Carta, and SMEPA (B-7(c)(2) to Rule 24 Certificate dated January 9, 1989 in 70-7561).

(b) 43 --

Collateral Trust Indenture, dated as of May 1, 2004, among GG1C Funding Corporation, System Energy, and Deutsche Bank Trust Company Americas, as Trustee (A-3(a) to Rule 24 Certificate dated June 4, 2004 in 70-10182), as supplemented by Supplemental Indenture No. 1 dated May 1, 2004, (A-4(a) to Rule 24 Certificate dated June 4, 2004 in 70-10182).

(b) 44 --	Substitute Power Agreement, dated as of May 1, 1980, among Entergy Mississippi, System Energy and SMEPA (B(3)(a) in 70-6337).

(b) 45 --	Grand Gulf Unit No. 2 Supplementary Agreement, dated as of February 7, 1986, between System Energy and SMEPA (10(aaa) in 33-4033).

(b) 46 --

Unit Power Sales Agreement, dated as of June 10, 1982, between System Energy and Entergy Arkansas, Entergy Louisiana, Entergy Mississippi and Entergy New Orleans (10(a)39 to Form 10-K for the year ended December 31, 1982 in 1-3517).

(b) 47 --

First Amendment to the Unit Power Sales Agreement, dated as of June 28, 1984, between System Energy and Entergy Arkansas, Entergy Louisiana, Entergy Mississippi and Entergy New Orleans (19 to Form 10-Q for the quarter ended September 30, 1984 in 1-3517).

(b) 48 --	Revised Unit Power Sales Agreement (10(ss) in 33-4033).

(b) 49 --	Fuel Lease, dated as of February 24, 1989, between River Fuel Funding Company #3, Inc. and System Energy (B-1(b) to Rule 24 Certificate dated March 3, 1989 in 70-7604).

(b) 50 --

System Energy's Consent, dated January 31, 1995, pursuant to Fuel Lease, dated as of February 24, 1989, between River Fuel Funding Company #3, Inc. and System Energy (B-1(c) to Rule 24 Certificate dated February 13, 1995 in 70-7604).

(b) 51 --	Sales Agreement, dated as of June 21, 1974, between System Energy and Entergy Mississippi (D to Rule 24 Certificate dated June 26, 1974 in 70-5399).

(b) 52 --	Service Agreement, dated as of June 21, 1974, between System Energy and Entergy Mississippi (E to Rule 24 Certificate dated June 26, 1974 in 70-5399).

(b) 53 --	Partial Termination Agreement, dated as of December 1, 1986, between System Energy and Entergy Mississippi (A-2 to Rule 24 Certificate dated January 8, 1987 in 70-5399).

(b) 54 --	Middle South Utilities, Inc. and Subsidiary Companies Intercompany Income Tax Allocation Agreement, dated April 28, 1988 (D-1 to Form U5S for the year ended December 31, 1987).

(b) 55 --	First Amendment, dated January 1, 1990 to the Middle South Utilities Inc. and Subsidiary Companies Intercompany Income Tax Allocation Agreement (D-2 to Form U5S for the year ended December 31, 1989).

(b) 56 --	Second Amendment dated January 1, 1992, to the Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (D-3 to Form U5S for the year ended December 31, 1992).

(b) 57 --	Third Amendment dated January 1, 1994 to Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (D-3(a) to Form U5S for the year ended December 31, 1993).

(b) 58 --	Fourth Amendment dated April 1, 1997 to Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (D-5 to Form U5S for the year ended December 31, 1996).

(b) 59 --	Service Agreement with Entergy Services, dated as of July 16, 1974, as amended (10(b)43 to Form 10-K for the year ended December 31, 1988 in 1-9067).

(b) 60 --	Amendment, dated January 1, 2004, to Service Agreement with Entergy Services (10(b)57 to Form 10-K for the year ended December 31, 2004 in 1-9067).

(b) 61 --	Amendment, dated March 1, 2004, to Service Agreement with Entergy Services (10(b)58 to Form 10-K for the year ended December 31, 2004 in 1-9067).

(b) 62 --	Operating Agreement between Entergy Operations and System Energy, dated as of June 6, 1990 (B-3(b) to Rule 24 Certificate dated June 15, 1990 in 70-7679).

(b) 63 --	Guarantee Agreement between Entergy Corporation and System Energy, dated as of September 20, 1990 (B-3(a) to Rule 24 Certificate dated September 27, 1990 in 70-7757).

(b) 64 --

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

(b) 65 --	Amendment to Letter of Credit and Reimbursement Agreement, dated as of December 22, 2003 (10(b)62 to Form 10-K for the year ended December 31, 2004 in 1-9067).

(b) 66 --	First Amendment and Consent, dated as of May 3, 2004, to Letter of Credit and Reimbursement Agreement (10(b)63 to Form 10-K for the year ended December 31, 2004 in 1-9067).

(b) 67 --	Second Amendment and Consent, dated as of December 17, 2004, to Letter of Credit and Reimbursement Agreement (99 to Form 8-K dated December 22, 2004 in 1-9067).

Entergy Arkansas
(c) 1 --

Agreement, dated April 23, 1982, among Entergy Arkansas and certain other System companies, relating to System Planning and Development and Intra-System Transactions (10(a) 1 to Form 10-K for the year ended December 31, 1982 in 1-3517).

(c) 2 --	Second Amended and Restated Entergy System Agency Agreement, dated as of January 1, 2008 (10(a)2 to Form 10-K for the year ended December 31, 2007 in 1-10764).

(c) 3 --	Middle South Utilities System Agency Coordination Agreement, dated December 11, 1970 (5(a)3 in 2-41080).

(c) 4 --	Service Agreement with Entergy Services, dated as of April 1, 1963 (5(a)5 in 2-41080).

(c) 5 --	Amendment, dated April 27, 1984, to Service Agreement, with Entergy Services (10(a)7 to Form 10-K for the year ended December 31, 1984 in 1-3517).

(c) 6 --	Amendment, dated January 1, 2000, to Service Agreement with Entergy Services (10(a)12 to Form 10-K for the year ended December 31, 2002 in 1-10764).

(c) 7 --	Amendment, dated March 1, 2004, to Service Agreement with Entergy Services (10(c)9 to Form 10-K for the year ended December 31, 2004 in 1-10764).

(c) 8 through (c) 24 -- See 10(a)8 through 10(a)24 above.

(c) 25 --	Agreement, dated August 20, 1954, between Entergy Arkansas and the United States of America (SPA)(13(h) in 2-11467).

(c) 26 --	Amendment, dated April 19, 1955, to the United States of America (SPA) Contract, dated August 20, 1954 (5(d)2 in 2-41080).

(c) 27 --	Amendment, dated January 3, 1964, to the United States of America (SPA) Contract, dated August 20, 1954 (5(d)3 in 2-41080).

(c) 28 --	Amendment, dated September 5, 1968, to the United States of America (SPA) Contract, dated August 20, 1954 (5(d)4 in 2-41080).

(c) 29 --	Amendment, dated November 19, 1970, to the United States of America (SPA) Contract, dated August 20, 1954 (5(d)5 in 2-41080).

(c) 30 --	Amendment, dated July 18, 1961, to the United States of America (SPA) Contract, dated August 20, 1954 (5(d)6 in 2-41080).

(c) 31 --	Amendment, dated December 27, 1961, to the United States of America (SPA) Contract, dated August 20, 1954 (5(d)7 in 2-41080).

(c) 32 --	Amendment, dated January 25, 1968, to the United States of America (SPA) Contract, dated August 20, 1954 (5(d)8 in 2-41080).

(c) 33 --	Amendment, dated October 14, 1971, to the United States of America (SPA) Contract, dated August 20, 1954 (5(d)9 in 2-43175).

(c) 34 --	Amendment, dated January 10, 1977, to the United States of America (SPA) Contract, dated August 20, 1954 (5(d)10 in 2-60233).

(c) 35 --	Agreement, dated May 14, 1971, between Entergy Arkansas and the United States of America (SPA) (5(e) in 2-41080).

(c) 36 --	Amendment, dated January 10, 1977, to the United States of America (SPA) Contract, dated May 14, 1971 (5(e)1 in 2-60233).

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

Entergy Gulf States Louisiana
(d) 1 --

Guaranty Agreement, dated August 1, 1992, between Entergy Gulf States, Inc. and Hibernia National Bank, relating to Pollution Control Revenue Refunding Bonds of the Industrial Development Board of the Parish of Calcasieu, Inc. (Louisiana) (10-1 to Form 10-K for the year ended December 31, 1992 in 1-27031).

(d) 2 --

Guaranty Agreement, dated January 1, 1993, between Entergy Gulf States, Inc. and Hancock Bank of Louisiana, relating to Pollution Control Revenue Refunding Bonds of the Parish of Pointe Coupee (Louisiana) (10-2 to Form 10-K for the year ended December 31, 1992 in 1-27031).

(d) 3 --

Agreement effective February 1, 1964, between Sabine River Authority, State of Louisiana, and Sabine River Authority of Texas, and Entergy Gulf States, Inc., Central Louisiana Electric Company, Inc., and Louisiana Power & Light Company, as supplemented (B to Form 8-K dated May 6, 1964, A to Form 8-K dated October 5, 1967, A to Form 8-K dated May 5, 1969, and A to Form 8-K dated December 1, 1969 in 1-27031).

(d) 4 --

Joint Ownership Participation and Operating Agreement regarding River Bend Unit 1 Nuclear Plant, dated August 20, 1979, between Entergy Gulf States, Inc., Cajun, and SRG&T; Power Interconnection Agreement with Cajun, dated June 26, 1978, and approved by the REA on August 16, 1979, between Entergy Gulf States, Inc. and Cajun; and Letter Agreement regarding CEPCO buybacks, dated August 28, 1979, between Entergy Gulf States, Inc. and Cajun (2, 3, and 4, respectively, to Form 8-K dated September 7, 1979 in 1-27031).

(d) 5 --	Lease Agreement, dated September 18, 1980, between BLC Corporation and Entergy Gulf States, Inc. (1 to Form 8-K dated October 6, 1980 in 1-27031).

(d) 6 --

Joint Ownership Participation and Operating Agreement for Big Cajun, between Entergy Gulf States, Inc., Cajun Electric Power Cooperative, Inc., and Sam Rayburn G&T, Inc, dated November 14, 1980 (6 to Form 8-K dated January 29, 1981 in 1-27031); Amendment No. 1, dated December 12, 1980 (7 to Form 8-K dated January 29, 1981 in 1-27031); Amendment No. 2, dated December 29, 1980 (8 to Form 8-K dated January 29, 1981 in 1-27031).

(d) 7 --

Agreement of Joint Ownership Participation between SRMPA, SRG&T and Entergy Gulf States, Inc., dated June 6, 1980, for Nelson Station, Coal Unit #6, as amended (8 to Form 8-K dated June 11, 1980, A-2-b to Form 10-Q for the quarter ended June 30, 1982; and 10-1 to Form 8-K dated February 19, 1988 in 1-27031).

(d) 8 --

Agreements between Southern Company and Entergy Gulf States, Inc., dated February 25, 1982, which cover the construction of a 140-mile transmission line to connect the two systems, purchase of power and use of transmission facilities (10-31 to Form 10-K for the year ended December 31, 1981 in 1-27031).

(d) 9 --

Transmission Facilities Agreement between Entergy Gulf States, Inc. and Mississippi Power Company, dated February 28, 1982, and Amendment, dated May 12, 1982 (A-2-c to Form 10-Q for the quarter ended March 31, 1982 in 1-27031) and Amendment, dated December 6, 1983 (10-43 to Form 10-K for the year ended December 31, 1983 in 1-27031).

(d) 10 --

First Amended Power Sales Agreement, dated December 1, 1985 between Sabine River Authority, State of Louisiana, and Sabine River Authority, State of Texas, and Entergy Gulf States, Inc., Central Louisiana Electric Co., Inc., and Louisiana Power and Light Company (10-72 to Form 10-K for the year ended December 31, 1985 in 1-27031).

+(d) 11 --

Deferred Compensation Plan for Directors of Entergy Gulf States, Inc. and Varibus Corporation, as amended January 8, 1987, and effective January 1, 1987 (10-77 to Form 10-K for the year ended December 31, 1986 in 1-27031). Amendment dated December 4, 1991 (10-3 to Amendment No. 8 in Registration No. 2-76551).

+(d) 12 --

Trust Agreement for Deferred Payments to be made by Entergy Gulf States, Inc. pursuant to the Executive Income Security Plan, by and between Entergy Gulf States, Inc. and Bankers Trust Company, effective November 1, 1986 (10-78 to Form 10-K for the year ended December 31, 1986 in 1-27031).

+(d) 13 --

Trust Agreement for Deferred Installments under Entergy Gulf States, Inc. Management Incentive Compensation Plan and Administrative Guidelines by and between Entergy Gulf States, Inc. and Bankers Trust Company, effective June 1, 1986 (10-79 to Form 10-K for the year ended December 31, 1986 in 1-27031).

+(d) 14 --

Nonqualified Deferred Compensation Plan for Officers, Nonemployee Directors and Designated Key Employees, effective December 1, 1985, as amended, continued and completely restated effective as of March 1, 1991 (10-3 to Amendment No. 8 in Registration No. 2-76551).

+(d) 15 --

Trust Agreement for Entergy Gulf States, Inc. Nonqualified Directors and Designated Key Employees by and between Entergy Gulf States, Inc. and First City Bank, Texas-Beaumont, N.A. (now Texas Commerce Bank), effective July 1, 1991 (10-4 to Form 10-K for the year ended December 31, 1992 in 1-27031).

(d) 16 --

Nuclear Fuel Lease Agreement between Entergy Gulf States, Inc. and River Bend Fuel Services, Inc. to lease the fuel for River Bend Unit 1, dated February 7, 1989 (10-64 to Form 10-K for the year ended December 31, 1988 in 1-27031).

(d) 17 --

Trust and Investment Management Agreement between Entergy Gulf States, Inc. and Morgan Guaranty and Trust Company of New York (the "Decommissioning Trust Agreement") with respect to decommissioning funds authorized to be collected by Entergy Gulf States, Inc., dated March 15, 1989 (10-66 to Form 10-K for the year ended December 31, 1988 in 1-27031).

(d) 18 --	Amendment No. 2 dated November 1, 1995 between Entergy Gulf States, Inc. and Mellon Bank to Decommissioning Trust Agreement (10(d)31 to Form 10-K for the year ended December 31, 1995 in 1-27031).

(d) 19 --	Amendment No. 3 dated March 5, 1998 between Entergy Gulf States, Inc. and Mellon Bank to Decommissioning Trust Agreement (10(d)23 to Form 10-K for the year ended December 31, 2004 in 1-27031).

(d) 20 --	Amendment No. 4 dated December 17, 2003 between Entergy Gulf States, Inc. and Mellon Bank to Decommissioning Trust Agreement (10(d)24 to Form 10-K for the year ended December 31, 2004 in 1-27031).

*(d) 21 --	Amendment No. 5 dated December 31, 2007 between Entergy Gulf States Louisiana, L.L.C. and Mellon Bank. N.A. to Decommissioning Trust Agreement.

(d) 22 --

Partnership Agreement by and among Conoco Inc., and Entergy Gulf States, Inc., CITGO Petroleum Corporation and Vista Chemical Company, dated April 28, 1988 (10-67 to Form 10-K for the year ended December 31, 1988 in 1-27031).

+(d) 23 --	Gulf States Utilities Company Executive Continuity Plan, dated January 18, 1991 (10-6 to Form 10-K for the year ended December 31, 1990 in 1-27031).

+(d) 24 --

Trust Agreement for Entergy Gulf States, Inc. Executive Continuity Plan, by and between Entergy Gulf States, Inc. and First City Bank, Texas-Beaumont, N.A. (now Texas Commerce Bank), effective May 20, 1991 (10-5 to Form 10-K for the year ended December 31, 1992 in 1-27031).

+(d) 25 --	Gulf States Utilities Board of Directors' Retirement Plan, dated February 15, 1991 (10-8 to Form 10-K for the year ended December 31, 1990 in 1-27031).

(d) 26 --	Third Amendment, dated January 1, 1994, to Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (D-3(a) to Form U5S for the year ended December 31, 1993).

(d) 27 --	Fourth Amendment, dated April 1, 1997, to Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (D-5 to Form U5S for the year ended December 31, 1996).

(d) 28 --	Refunding Agreement dated as of May 1, 1998 between Entergy Gulf States, Inc. and Parish of Iberville, State of Louisiana (B-3(a) to Rule 24 Certificate dated May 29, 1998 in 70-8721).

*(d) 29 --	Amendment No. 1 effective as of October 31, 2007, to Refunding Agreement dated as of May 1, 1998 between Entergy Gulf States, Inc. and Parish of Iberville, State of Louisiana.

(d) 30 --

Refunding Agreement dated as of May 1, 1998 between Entergy Gulf States, Inc. and Industrial Development Board of the Parish of Calcasieu, Inc. (B-3(b) to Rule 24 Certificate dated January 29, 1999 in 70-8721).

*(d) 31 --	Amendment No. 1 effective as of October 31, 2007, to Refunding Agreement dated as of May 1, 1998 between Entergy Gulf States, Inc. and Industrial Development Board of the Parish of Calcasieu, Inc.

(d) 32 --

Refunding Agreement (Series 1999-A) dated as of September 1, 1999 between Entergy Gulf States, Inc. and Parish of West Feliciana, State of Louisiana (B-3(c) to Rule 24 Certificate dated October 8, 1999 in 70-8721).

*(d) 33 --

Amendment No. 1 effective as of October 31, 2007, to Refunding Agreement (Series 1999-A) dated as of September 1, 1999 between Entergy Gulf States, Inc. and Parish of West Feliciana, State of Louisiana.

(d) 34 --

Refunding Agreement (Series 1999-B) dated as of September 1, 1999 between Entergy Gulf States, Inc. and Parish of West Feliciana, State of Louisiana (B-3(d) to Rule 24 Certificate dated October 8, 1999 in 70-8721).

*(d) 35 --

Amendment No. 1 effective as of October 31, 2007, to Refunding Agreement (Series 1999-B) dated as of September 1, 1999 between Entergy Gulf States, Inc. and Parish of West Feliciana, State of Louisiana.

(d) 36 --	Debt Assumption Agreement, dated as of December 31, 2007, between Entergy Texas and Entergy Gulf States Louisiana (4(i) to Form 8-K15D5 dated January 7, 2008 in 333-148557).

(d) 37 --	Mortgage and Security Agreement, dated as of December 31, 2007 (4(ii) to Form 8-K15D5 dated January 7, 2008 in 333-148557).

(d) 38 --	Mortgage, Deed of Trust and Security Agreement, dated as of December 31, 2007 (4(iii) - 4(iii)(r) to Form 8-K15D5 dated January 7, 2008 in 333-148557).

*(d) 39 --	Operating Agreement dated as of January 1, 2008, between Entergy Operations, Inc. and Entergy Gulf States Louisiana.

*(d) 40 --	Service Agreement dated as of January 1, 2008, between Entergy Services, Inc. and Entergy Gulf States Louisiana.

(d) 41 --	Second Amended and Restated Entergy System Agency Agreement, dated as of January 1, 2008 (10(a)2 to Form 10-K for the year ended December 31, 2007 in 333-148557).

*(d) 42 --

Decommissioning Trust Agreement, dated as of December 22, 1997, by and between Cajun Electric Power Cooperative, Inc. and Mellon Bank, N.A. with respect to decommissioning funds authorized to be collected by Cajun Electric Power Cooperative, Inc. and related Settlement Term Sheet.

*(d) 43 --

First Amendment to Decommissioning Trust Agreement, dated as of December 23, 2003, by and among Cajun Electric Power Cooperative, Inc., Mellon Bank, N.A., Entergy Gulf States, Inc., and the Rural Utilities Services of the United States Department of Agriculture.

*(d) 44 --

Second Amendment to Decommissioning Trust Agreement, dated December 31, 2007, by and among Cajun Electric Power Cooperative, Inc., Mellon Bank, N.A., Entergy Gulf States Louisiana, L.L.C., and the Rural Utilities Services of the United States Department of Agriculture.

Entergy Louisiana
(e) 1 --

Agreement, dated April 23, 1982, among Entergy Louisiana and certain other System companies, relating to System Planning and Development and Intra-System Transactions (10(a)1 to Form 10-K for the year ended December 31, 1982, in 1-3517).

(e) 2 --	Second Amended and Restated Entergy System Agency Agreement, dated as of January 1, 2008 (10(a)2 to Form 10-K for the year ended December 31, 2007 in 1-32718).

(e) 3 --	Middle South Utilities System Agency Coordination Agreement, dated December 11, 1970 (5(a)3 in 2-41080).

(e) 4 --	Service Agreement with Entergy Services, dated as of April 1, 1963 (5(a)5 in 2-42523).

(e) 5 --	Amendment, dated as of April 27, 1984, to Service Agreement with Entergy Services (10(a)7 to Form 10-K for the year ended December 31, 1984 in 1-3517).

(e) 6 --	Amendment, dated January 1, 2000, to Service Agreement with Entergy Services (10(e)12 to Form 10-K for the year ended December 31, 2002 in 1-8474).

(e) 7 --	Amendment, dated March 1, 2004, to Service Agreement with Entergy Services (10(e)9 to Form 10-K for the year ended December 31, 2004 in 1-8474).

(e) 8 through (e) 24 -- See 10(a)8 through 10(a)24 above.

(e) 25 --	Fuel Lease, dated as of January 31, 1989, between River Fuel Company #2, Inc., and Entergy Louisiana (B-1(b) to Rule 24 Certificate in 70-7580).

(e) 26 --	Reallocation Agreement, dated as of July 28, 1981, among System Energy and certain other System companies (B-1(a) in 70-6624).

(e) 27 --	Compromise and Settlement Agreement, dated June 4, 1982, between Texaco, Inc. and Entergy Louisiana (28(a) to Form 8-K dated June 4, 1982 in 1-8474).

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

(e) 32--	Operating Agreement between Entergy Operations and Entergy Louisiana, dated as of June 6, 1990 (B-2(c) to Rule 24 Certificate dated June 15, 1990 in 70-7679).

(e) 33 --	Guarantee Agreement between Entergy Corporation and Entergy Louisiana, dated as of September 20, 1990 (B-2(a) to Rule 24 Certificate dated September 27, 1990 in 70-7757).

(e) 34 --	Refunding Agreement (Series 1999-A), dated as of June 1, 1999, between Entergy Louisiana and Parish of St. Charles, State of Louisiana (B-6(a) to Rule 24 Certificate dated July 6, 1999 in 70-9141).

(e) 35 --	Amendment No. 1 to Refunding Agreement (Series 1999-A), dated as of December 15, 2005 (B-8(i) to Rule 24 Certificate dated January 10, 2006 in 70-10324).

(e) 36 --	Refunding Agreement (Series 1999-B), dated as of June 1, 1999, between Entergy Louisiana and Parish of St. Charles, State of Louisiana (B-6(b) to Rule 24 Certificate dated July 6, 1999 in 70-9141).

(e) 37 --	Amendment No. 1 to Refunding Agreement (Series 1999-B), dated as of December 16, 2005 (B-8(ii) to Rule 24 Certificate dated January 10, 2006 in 70-10324).

(e) 38 --

Refunding Agreement (Series 1999-C), dated as of October 1, 1999, between Entergy Louisiana and Parish of St. Charles, State of Louisiana (B-11(a) to Rule 24 Certificate dated October 15, 1999 in 70-9141).

(e) 39 --	Amendment No. 1 to Refunding Agreement (Series 1999-C), dated as of December 15, 2005 (B-8(iii) to Rule 24 Certificate dated January 10, 2006 in 70-10324).

Entergy Mississippi
(f) 1 --

Agreement dated April 23, 1982, among Entergy Mississippi and certain other System companies, relating to System Planning and Development and Intra-System Transactions (10(a)1 to Form 10-K for the year ended December 31, 1982 in 1-3517).

(f) 2 --	Second Amended and Restated, dated as of January 1, 2008 (10(a)2 to Form 10-K for the year ended December 31, 2007 in 1-31508).

(f) 3 --	Middle South Utilities System Agency Coordination Agreement, dated December 11, 1970 (5(a)3 in 2-41080).

(f) 4 --	Service Agreement with Entergy Services, dated as of April 1, 1963 (D in 37-63).

(f) 5 --	Amendment, dated April 27, 1984, to Service Agreement with Entergy Services (10(a)7 to Form 10-K for the year ended December 31, 1984 in 1-3517).

(f) 6 --	Amendment, dated January 1, 2000, to Service Agreement with Entergy Services (10(f)12 to Form 10-K for the year ended December 31, 2002 in 1-31508).

(f) 7 --	Amendment, dated March 1, 2004, to Service Agreement with Entergy Services (10(f)9 to Form 10-K for the year ended December 31, 2004 in 1-31508).

(f) 8 through (f) 24 -- See 10(a)8 through 10(a)24 above.

(f) 25 --	Loan Agreement, dated as of September 1, 2004, between Entergy Mississippi and Mississippi Business Finance Corporation (B-3(a) to Rule 24 Certificate dated October 4, 2004 in 70-10157).

(f) 26 --	Refunding Agreement, dated as of May 1, 1999, between Entergy Mississippi and Independence County, Arkansas (B-6(a) to Rule 24 Certificate dated June 8, 1999 in 70-8719).

(f) 27 --	Substitute Power Agreement, dated as of May 1, 1980, among Entergy Mississippi, System Energy and SMEPA (B-3(a) in 70-6337).

(f) 28 --	Amendment, dated December 4, 1984, to the Independence Steam Electric Station Operating Agreement (10(c)51 to Form 10-K for the year ended December 31, 1984 in 0-375).

(f) 29 --	Amendment, dated December 4, 1984, to the Independence Steam Electric Station Ownership Agreement (10(c)54 to Form 10-K for the year ended December 31, 1984 in 0-375).

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

(f) 46 --

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

(g) 2 --	Second Amended and Restated Entergy System Agency Agreement, dated as of January 1, 2008 (10(a)2 to Form 10-K for the year ended December 31, 2007 in 0-5807).

(g) 3 --	Middle South Utilities System Agency Coordination Agreement, dated December 11, 1970 (5(a)3 in 2-41080).

(g) 4 --	Service Agreement with Entergy Services dated as of April 1, 1963 (5(a)5 in 2-42523).

(g) 5 --	Amendment, dated as of April 27, 1984, to Service Agreement with Entergy Services (10(a)7 to Form 10-K for the year ended December 31, 1984 in 1-3517).

(g) 6 --	Amendment, dated January 1, 2000, to Service Agreement with Entergy Services (10(g)12 to Form 10-K for the year ended December 31, 2002 in 0-5807).

(g) 7 --	Amendment, dated March 1, 2004, to Service Agreement with Entergy Services (10(g)9 to Form 10-K for the year ended December 31, 2004 in 0-5807).

(g) 8 through (g) 24 -- See 10(a)8 through 10(a)24 above.

(g) 25 --	Reallocation Agreement, dated as of July 28, 1981, among System Energy and certain other System companies (B-1(a) in 70-6624).

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

(g) 35 --

Chapter 11 Plan of Reorganization of Entergy New Orleans, Inc., as modified, dated May 2, 2007, confirmed by bankruptcy court order dated May 7, 2007 (2(a) to Form 10-Q for the quarter ended March 31, 2007 in 0-5807).

(12) Statement Re Computation of Ratios
*(a)	Entergy Arkansas' Computation of Ratios of Earnings to Fixed Charges and of Earnings to Fixed Charges and Preferred Dividends, as defined.

*(b)	Entergy Gulf States Louisiana's Computation of Ratios of Earnings to Fixed Charges and of Earnings to Fixed Charges and Preferred Distributions, as defined.

*(c)	Entergy Louisiana's Computation of Ratios of Earnings to Fixed Charges and of Earnings to Fixed Charges and Preferred Distributions, as defined.

*(d)	Entergy Mississippi's Computation of Ratios of Earnings to Fixed Charges and of Earnings to Fixed Charges and Preferred Dividends, as defined.

*(e)	Entergy New Orleans' Computation of Ratios of Earnings to Fixed Charges and of Earnings to Fixed Charges and Preferred Dividends, as defined.

*(f)	System Energy's Computation of Ratios of Earnings to Fixed Charges, as defined.

*(21) Subsidiaries of the Registrants

(23) Consents of Experts and Counsel

*(a)	The consent of Deloitte & Touche LLP is contained herein at page 424.

*(24) Powers of Attorney

(31) Rule 13a-14(a)/15d-14(a) Certifications
*(a)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Corporation.

*(b)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Corporation.

*(c)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Arkansas.

*(d)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Arkansas.

*(e)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Gulf States Louisiana.

*(f)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Gulf States Louisiana.

*(g)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Louisiana.

*(h)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Louisiana.

*(i)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Mississippi.

*(j)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Mississippi.

*(k)	Rule 13a-14(a)/15d-14(a) Certification for Entergy New Orleans.

*(l)	Rule 13a-14(a)/15d-14(a) Certification for Entergy New Orleans.

*(m)	Rule 13a-14(a)/15d-14(a) Certification for System Energy.

*(n)	Rule 13a-14(a)/15d-14(a) Certification for System Energy.

(32) Section 1350 Certifications

*(a)	Section 1350 Certification for Entergy Corporation.

*(b)	Section 1350 Certification for Entergy Corporation.

*(c)	Section 1350 Certification for Entergy Arkansas.

*(d)	Section 1350 Certification for Entergy Arkansas.

*(e)	Section 1350 Certification for Entergy Gulf States Louisiana.

*(f)	Section 1350 Certification for Entergy Gulf States Louisiana.

*(g)	Section 1350 Certification for Entergy Louisiana.

*(h)	Section 1350 Certification for Entergy Louisiana.

*(i)	Section 1350 Certification for Entergy Mississippi.

*(j)	Section 1350 Certification for Entergy Mississippi.

*(k)	Section 1350 Certification for Entergy New Orleans.

*(l)	Section 1350 Certification for Entergy New Orleans.

*(m)	Section 1350 Certification for System Energy.

*(n)	Section 1350 Certification for System Energy.

_________________
* Filed herewith.
+ Management contracts or compensatory plans or arrangements.

EXHIBIT INDEX

(10) Material Contracts

Entergy Corporation
*(a) 2 --	Second Amended and Restated Entergy System Agency Agreement, dated as of January 1, 2008.

*(a) 24 --

Thirty-sixth Assignment of Availability Agreement, Consent and Agreement, dated as of September 1, 2007, among System Energy, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans, and The Bank of New York and Douglas J. MacInnes, as trustees.

*(a) 36 --

Thirty-sixth Supplementary Capital Funds Agreement and Assignment, dated as of September 1, 2007, among Entergy Corporation, System Energy and The Bank of New York and Douglas J. MacInnes, as Trustees.

*(a) 107 --	Entergy Nuclear Retention Plan, as amended and restated January 1, 2007.

*+(a) 108 --	Form of Stock Option Grant Agreement Letter.

Entergy Gulf States Louisiana

*(d) 21 --	Amendment No. 5 dated December 31, 2007 between Entergy Gulf States Louisiana, L.L.C. and Mellon Bank. N.A. to Decommissioning Trust Agreement.

*(d) 29 --	Amendment No. 1 effective as of October 31, 2007, to Refunding Agreement dated as of May 1, 1998 between Entergy Gulf States, Inc. and Parish of Iberville, State of Louisiana.

*(d) 31 --	Amendment No. 1 effective as of October 31, 2007, to Refunding Agreement dated as of May 1, 1998 between Entergy Gulf States, Inc. and Industrial Development Board of the Parish of Calcasieu, Inc.

*(d) 33 --

Amendment No. 1 effective as of October 31, 2007, to Refunding Agreement (Series 1999-A) dated as of September 1, 1999 between Entergy Gulf States, Inc. and Parish of West Feliciana, State of Louisiana.

*(d) 35 --

Amendment No. 1 effective as of October 31, 2007, to Refunding Agreement (Series 1999-B) dated as of September 1, 1999 between Entergy Gulf States, Inc. and Parish of West Feliciana, State of Louisiana.

*(d) 39 --	Operating Agreement dated as of January 1, 2008, between Entergy Operations, Inc. and Entergy Gulf States Louisiana.

*(d) 40 --	Service Agreement dated as of January 1, 2008, between Entergy Services, Inc. and Entergy Gulf States Louisiana.

*(d) 42 --

Decommissioning Trust Agreement, dated as of December 22, 1997, by and between Cajun Electric Power Cooperative, Inc. and Mellon Bank, N.A. with respect to decommissioning funds authorized to be collected by Cajun Electric Power Cooperative, Inc. and related Settlement Term Sheet.

*(d) 43 --

First Amendment to Decommissioning Trust Agreement, dated as of December 23, 2003, by and among Cajun Electric Power Cooperative, Inc., Mellon Bank, N.A., Entergy Gulf States, Inc., and the Rural Utilities Services of the United States Department of Agriculture.

*(d) 44 --

Second Amendment to Decommissioning Trust Agreement, dated December 31, 2007, by and among Cajun Electric Power Cooperative, Inc., Mellon Bank, N.A., Entergy Gulf States Louisiana, L.L.C., and the Rural Utilities Services of the United States Department of Agriculture.

(12) Statement Re Computation of Ratios

*(a)	Entergy Arkansas' Computation of Ratios of Earnings to Fixed Charges and of Earnings to Fixed Charges and Preferred Dividends, as defined.

*(b)	Entergy Gulf States Louisiana's Computation of Ratios of Earnings to Fixed Charges and of Earnings to Fixed Charges and Preferred Distributions, as defined.

*(c)	Entergy Louisiana's Computation of Ratios of Earnings to Fixed Charges and of Earnings to Fixed Charges and Preferred Distributions, as defined.

*(d)	Entergy Mississippi's Computation of Ratios of Earnings to Fixed Charges and of Earnings to Fixed Charges and Preferred Dividends, as defined.

*(e)	Entergy New Orleans' Computation of Ratios of Earnings to Fixed Charges and of Earnings to Fixed Charges and Preferred Dividends, as defined.

*(f)	System Energy's Computation of Ratios of Earnings to Fixed Charges, as defined.

*(21) Subsidiaries of the Registrants

(23) Consents of Experts and Counsel

*(a)	The consent of Deloitte & Touche LLP is contained herein at page 424.

*(24) Powers of Attorney

(31) Rule 13a-14(a)/15d-14(a) Certifications
*(a)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Corporation.

*(b)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Corporation.

*(c)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Arkansas.

*(d)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Arkansas.

*(e)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Gulf States Louisiana.

*(f)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Gulf States Louisiana.

*(g)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Louisiana.

*(h)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Louisiana.

*(i)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Mississippi.

*(j)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Mississippi.

*(k)	Rule 13a-14(a)/15d-14(a) Certification for Entergy New Orleans.

*(l)	Rule 13a-14(a)/15d-14(a) Certification for Entergy New Orleans.

*(m)	Rule 13a-14(a)/15d-14(a) Certification for System Energy.

*(n)	Rule 13a-14(a)/15d-14(a) Certification for System Energy.

(32) Section 1350 Certifications
*(a)	Section 1350 Certification for Entergy Corporation.

*(b)	Section 1350 Certification for Entergy Corporation.

*(c)	Section 1350 Certification for Entergy Arkansas.

*(d)	Section 1350 Certification for Entergy Arkansas.

*(e)	Section 1350 Certification for Entergy Gulf States Louisiana.

*(f)	Section 1350 Certification for Entergy Gulf States Louisiana.

*(g)	Section 1350 Certification for Entergy Louisiana.

*(h)	Section 1350 Certification for Entergy Louisiana.

*(i)	Section 1350 Certification for Entergy Mississippi.

*(j)	Section 1350 Certification for Entergy Mississippi.

*(k)	Section 1350 Certification for Entergy New Orleans.

*(l)	Section 1350 Certification for Entergy New Orleans.

*(m)	Section 1350 Certification for System Energy.

*(n)	Section 1350 Certification for System Energy.

_________________
* Filed herewith.
+ Management contracts or compensatory plans or arrangements.