Form 10-Q
period 2008-03-31
ENTERGY CORP /DE/; ENTERGY ARKANSAS INC; ENTERGY GULF STATES LOUISIANA, LLC; ENTERGY MISSISSIPPI INC; ENTERGY NEW ORLEANS INC; SYSTEM ENERGY RESOURCES INC; Entergy Louisiana, LLC
filed 2008-05-09
CIK 65984, 7323, 44570, 66901, 71508, 202584, 1348952

__________________________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008
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

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Securities Exchange Act of 1934.
	Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company
Entergy Corporation	Ö
Entergy Arkansas, Inc.			Ö
Entergy Gulf States Louisiana, L.L.C.			Ö
Entergy Louisiana, LLC			Ö
Entergy Mississippi, Inc.			Ö
Entergy New Orleans, Inc.			Ö
System Energy Resources, Inc.			Ö

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Common Stock Outstanding		Outstanding at April 30, 2008
Entergy Corporation	($0.01 par value)	191,503,280

Entergy Corporation, Entergy Arkansas, Inc., Entergy Gulf States Louisiana, L.L.C., Entergy Louisiana, LLC, Entergy Mississippi, Inc., Entergy New Orleans, Inc., and System Energy Resources, Inc. separately file this combined Quarterly Report on Form 10-Q. Information contained herein relating to any individual company is filed by such company on its own behalf. Each company reports herein only as to itself and makes no other representations whatsoever as to any other company. This combined Quarterly Report on Form 10-Q supplements and updates the Annual Report on Form 10-K for the calendar year ended December 31, 2007, filed by the individual registrants with the SEC, and should be read in conjunction therewith.

ENTERGY CORPORATION AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
March 31, 2008

ENTERGY CORPORATION AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
March 31, 2008

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

  resolution of pending and future rate cases and negotiations, including various performance-based rate discussions and implementation of Texas restructuring legislation, and other regulatory proceedings, including those related to Entergy's System Agreement, Entergy's utility supply plan, recovery of storm costs, and recovery of fuel and purchased power costs changes in utility regulation, including the beginning or end of retail and wholesale competition, the ability to recover net utility assets and other potential stranded costs, the operations of the independent coordinator of transmission that includes Entergy's utility service territory, and the application of more stringent transmission reliability requirements or market power criteria by the FERC changes in regulation of nuclear generating facilities and nuclear materials and fuel, including possible shutdown of nuclear generating facilities, particularly those in the Non-Utility Nuclear business resolution of pending or future applications for license renewals or modifications of nuclear generating facilities the performance of Entergy's generating plants, and particularly the capacity factors at its nuclear generating facilities
  Entergy's ability to develop and execute on a point of view regarding future prices of electricity, natural gas, and other energy-related commodities prices for power generated by Entergy's unregulated generating facilities, the ability to hedge, sell power forward or otherwise reduce the market price risk associated with those facilities, including the Non-Utility Nuclear plants, and the prices and availability of fuel and power Entergy must purchase for its utility customers, and Entergy's ability to meet credit support requirements for fuel and power supply contracts volatility and changes in markets for electricity, natural gas, uranium, and other energy-related commodities changes in law resulting from federal energy legislation
  changes in environmental, tax, and other laws, including requirements for reduced emissions of sulfur, nitrogen, carbon, mercury, and other substances uncertainty regarding the establishment of interim or permanent sites for spent nuclear fuel and nuclear waste storage and disposal variations in weather and the occurrence of hurricanes and other storms and disasters, including uncertainties associated with efforts to remediate the effects of Hurricanes Katrina and Rita and recovery of costs associated with restoration
  Entergy's and its subsidiaries' ability to manage their operation and maintenance costs
  Entergy's ability to purchase and sell assets at attractive prices and on other attractive terms the economic climate, and particularly growth in Entergy's service territory the effects of Entergy's strategies to reduce tax payments

FORWARD-LOOKING INFORMATION (Concluded)
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

Form 10-K	Annual Report on Form 10-K for the calendar year ended December 31, 2007 filed by Entergy Corporation and its Registrant Subsidiaries with the SEC
Grand Gulf	Unit No. 1 of Grand Gulf Steam Electric Generating Station (nuclear), 90% owned or leased by System Energy
GWh	Gigawatt-hour(s), which equals one million kilowatt-hours
Independence	Independence Steam Electric Station (coal), owned 16% by Entergy Arkansas, 25% by Entergy Mississippi, and 7% by Entergy Power
IRS	Internal Revenue Service
ISO	Independent System Operator
kW	Kilowatt
kWh	Kilowatt-hour(s)
LPSC	Louisiana Public Service Commission
MMBtu	One million British Thermal Units

DEFINITIONS (Continued)

MPSC	Mississippi Public Service Commission
MW	Megawatt(s), which equals one thousand kilowatt(s)
MWh	Megawatt-hour(s)
Net debt ratio	Gross debt less cash and cash equivalents divided by total capitalization less cash and cash equivalents
Net MW in operation	Installed capacity owned or operated
Non-Utility Nuclear	Entergy's business segment that owns and operates six nuclear power plants and sells electric power produced by those plants to wholesale customers
NRC	Nuclear Regulatory Commission
NYPA	New York Power Authority
PPA	Purchased power agreement
production cost	Cost in $/MMBtu associated with delivering gas, excluding the cost of the gas
PUCT	Public Utility Commission of Texas
PUHCA 1935	Public Utility Holding Company Act of 1935, as amended
PUHCA 2005	Public Utility Holding Company Act of 2005, which repealed PUHCA 1935, among other things
Registrant Subsidiaries	Entergy Arkansas, Inc., Entergy Gulf States Louisiana, L.L.C., Entergy Louisiana, LLC, Entergy Mississippi, Inc., Entergy New Orleans, Inc., and System Energy Resources, Inc.
River Bend	River Bend Steam Electric Generating Station (nuclear), owned by Entergy Gulf States Louisiana
SEC	Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards as promulgated by the FASB
System Agreement	Agreement, effective January 1, 1983, as modified, among the Utility operating companies relating to the sharing of generating capacity and other power resources
System Energy	System Energy Resources, Inc.
TIEC	Texas Industrial Energy Consumers
TWh	Terawatt-hour(s), which equals one billion kilowatt-hours
unit-contingent	Transaction under which power is supplied from a specific generation asset; if the asset is unavailable, the seller is not liable to the buyer for any damages
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

Plan to Pursue Separation of Non-Utility Nuclear

In November 2007, the Board approved a plan to pursue a separation of the Non-Utility Nuclear business from Entergy through a tax-free spin-off of the Non-Utility Nuclear business to Entergy shareholders. Enexus Energy Corporation, a wholly-owned subsidiary of Entergy and formerly referred to as SpinCo, will be a new, separate, and publicly-traded company. In addition, under the plan, Enexus and Entergy are expected to enter into a nuclear services business joint venture, EquaGen L.L.C., with 50% ownership by Enexus and 50% ownership by Entergy. The EquaGen board of members will be comprised of equal membership from both Entergy and Enexus.

Upon completion of the spin-off, Entergy Corporation's shareholders will own 100% of the common stock in both Enexus and Entergy. Entergy expects that Enexus' business will be substantially comprised of Non-Utility Nuclear's assets, including its six nuclear power plants, and Non-Utility Nuclear's power marketing operation. Entergy Corporation's remaining business will primarily be comprised of the Utility business. EquaGen is expected to operate the nuclear assets owned by Enexus. EquaGen is also expected to offer nuclear services to third parties, including decommissioning, plant relicensing, plant operations, and ancillary services.

Entergy Nuclear Operations, Inc., the current NRC-licensed operator of the Non-Utility Nuclear plants, filed an application in July 2007 with the NRC seeking indirect transfer of control of the operating licenses for the six Non-Utility Nuclear power plants, and supplemented that application in December 2007 to incorporate the planned business separation. Entergy Nuclear Operations, Inc., which is expected to be wholly-owned by EquaGen, will remain the operator of the plants after the separation.  Entergy Operations, Inc., the current NRC-licensed operator of Entergy's five Utility nuclear plants, will remain a wholly-owned subsidiary of Entergy and will continue to be the operator of the Utility nuclear plants. In the December 2007 supplement to the NRC application, Entergy Nuclear Operations, Inc. provided additional information regarding the spin-off transaction, organizational structure, technical and financial qualifications, and general corporate information. The NRC published a notice in the Federal Register establishing a period for the public to submit a request for hearing or petition to intervene in a hearing proceeding. The NRC notice period expired on February 5, 2008 and two petitions to intervene in the hearing proceeding were filed before the deadline. Each of the petitions opposes the NRC's approval of the license transfer on various grounds, including contentions that the approval request is not adequately supported regarding the basis for the proposed structure, the adequacy of decommissioning funding, and the adequacy of financial qualifications. Entergy submitted answers to the petitions on March 31 and April 8, and the NRC or a presiding officer designated by the NRC will determine whether a hearing will be granted. If a hearing is granted, the NRC is expected to issue a procedural schedule providing for limited discovery, written testimony and a legislative-type hearing. Under the NRC's procedural rules for license transfer approvals, the NRC Staff will continue to review the application, prepare a Safety Evaluation Report and issue an approval or denial without regard to whether a hearing request is pending or has been granted. Thus, resolution of the hearing requests is not a prerequisite to obtaining the required NRC approval.

On January 28, 2008, Entergy Nuclear Vermont Yankee and Entergy Nuclear Operations, Inc. requested approval from the Vermont Public Service Board for the indirect transfer of control, consent to pledge assets, issue guarantees and assign material contracts, amendment to certificate of public good, and replacement of guaranty and substitution of a credit support agreement for Vermont Yankee. Two Vermont utilities that buy power from Vermont Yankee, the regional planning commission for the area served by Vermont Yankee, a municipality in which the Vermont Yankee training center is located, the union that represents certain Vermont Yankee employees, and two unions that represent certain employees at the Pilgrim plant in Massachusetts petitioned to intervene. Entergy opposed intervention by the Pilgrim unions but did not object to the other intervention requests, and the Pilgrim unions' petition to intervene was denied. The Vermont Public Service Board adopted a procedural schedule that includes hearings in July 2008 and final briefing in August 2008.

On May 7, 2008, the Vermont governor vetoed legislation approved by the Vermont General Assembly in its 2008 session that would have required Entergy to fund, beyond current NRC requirements, the decommissioning trust fund for Vermont Yankee as a precondition to the Vermont Public Service Board's approval of the spin-off transaction. The legislation would have required a determination that Vermont Yankee's decommissioning trust fund and other funds and financial guarantees available solely for the purpose of decommissioning were adequate to pay for a complete and immediate decommissioning of Vermont Yankee as of the date of any acquisition of control, including Enexus Energy's acquisition of control of Vermont Yankee in connection with the spin-off transaction.

On January 28, 2008, Entergy Nuclear FitzPatrick, Entergy Nuclear Indian Point 2, Entergy Nuclear Indian Point 3, Entergy Nuclear Operations, Inc., and corporate affiliate NewCo (now named Enexus) filed a petition with the New York Public Service Commission (NYPSC) requesting a declaratory ruling regarding corporate reorganization or in the alternative an order approving the transaction and an order approving debt financing. Petitioners also requested confirmation that the corporate reorganization will not have an effect on Entergy Nuclear FitzPatrick's, Entergy Nuclear Indian Point 2's, Entergy Nuclear Indian Point 3's, and Entergy Nuclear Operations, Inc.'s status as lightly regulated entities in New York, given that they will continue to be competitive wholesale generators. The New York Attorney General has filed an objection to the separation of Enexus from Entergy and to the transfer of the FitzPatrick and the two Indian Point nuclear power plants, arguing that the debt associated with the separation could threaten access to adequate financial resources for Enexus' nuclear power plants, that Entergy could potentially be able to terminate revenue sharing agreements with the New York Power Authority (NYPA), the entity from which Entergy purchased the FitzPatrick and Indian Point 3 nuclear power plants, and because the New York Attorney General believes Entergy must file an environmental impact statement assessing the proposed corporate restructuring. The Office of the County Executive of Westchester County, New York and Riverkeeper, Inc. also filed comments on Entergy's petition. Entergy submitted a responsive filing to the NYPSC on April 29, 2008, responding to the comments filed by the New York Attorney General, the Office of the County Executive of Westchester County, New York, and Riverkeeper.

Pursuant to Federal Power Act Section 203, on February 21, 2008, an application was filed with the FERC requesting approval for the indirect disposition and transfer of control of jurisdictional facilities of a public utility. The review of the filing by the FERC will be focused on determining that the transaction will have no adverse effects on competition, wholesale or retail rates and on federal and state regulation. Also, the FERC will seek to determine that the transaction will not result in cross-subsidization by a regulated utility or the pledge or encumbrance of utility assets for the benefit of a non-utility associate company. Pursuant to the notice filed in the Federal Register, the LPSC filed comments raising an issue concerning cross-subsidization.  On April 17, 2008, however, the LPSC withdrew its protest, which was the only one filed in the FERC proceeding, after a stipulation was entered between the LPSC, Entergy Gulf States Louisiana, and Entergy Louisiana. In the stipulation, Entergy Gulf States Louisiana and Entergy Louisiana agree, among other things, that services to be provided by EquaGen to them will be provided at cost and the LPSC may subject Entergy Gulf States Louisiana and Entergy Louisiana to a disallowance to the extent the cost of such services exceed the market price at the time the services are rendered. Entergy Gulf States Louisiana and Entergy Louisiana also agree to provide to the LPSC annual reports related to services provided by EquaGen that are allocated to Entergy Louisiana and Entergy Gulf States Louisiana.

Subject to market terms and conditions and pursuant to the plan, Enexus is expected to incur up to $4.5 billion of debt in the form of publicly or privately issued debt securities. Entergy expects Enexus to transfer to Entergy up to approximately $4.0 billion in the form of either cash proceeds from the issuance of debt securities or a portion of such debt securities, or both, in partial consideration for Entergy's transfer to Enexus of the Non-Utility Nuclear business. Entergy expects to use Enexus debt securities to reduce or retire Entergy debt by exchanging Enexus debt with certain holders of Entergy debt, and also expects to use proceeds from Enexus for share repurchases or other corporate purposes.  The amount to be paid to Entergy, the amount and term of the debt Enexus will incur, and the type of debt and entity that will incur the debt have not been finally determined, but will be determined prior to the separation. A number of factors could affect this final determination, and the amount of debt ultimately incurred could be different from the amount disclosed. Additionally, Entergy expects Enexus to enter into one or more credit facilities or other financing arrangements intended to support Enexus' working capital needs, collateral obligations, and other corporate needs arising from hedging and normal course of business requirements.

Entergy grants stock options to key employees under the Equity Ownership Plan, which is a shareholder-approved stock-based compensation plan. The Equity Ownership Plan includes provisions whereby the Personnel Committee of the Board can act, in the event of a corporate event such as a spin-off that potentially dilutes the value of the underlying stock of Entergy stock options held by employees, to preserve the current intrinsic value of stock option awards. Potential actions by the Personnel Committee could be to adjust the exercise price of the option and adjust the number of Entergy options held by employees or grant options in the stock of the subsidiary to be spun off (in this case Enexus Energy), or a combination of both, to prevent dilution in the total value of the options held by employees. If such action is taken and the Entergy Equity Ownership Plan is considered modified under the applicable accounting rules, Entergy may be required to recognize incremental compensation cost for the difference in the fair market value of the outstanding equity awards before and after any adjustment by the Board, which could be significant. The change in fair value would be recognized immediately for vested awards and over the remaining vesting period for unvested awards. The weighted average remaining vesting period for all unvested Entergy stock options is 1.8 years as of December 31, 2007. The amount of the incremental compensation cost, if it must be recognized, would be based upon a number of factors that are not yet known including, but not limited to, the number of shares that will be outstanding before and after any adjustment by the Board, the expected value of Entergy and Enexus Energy at or near the spin-off date, and the expected volatilities of Entergy stock, Enexus Energy stock, or both. Although the ultimate decision of the Personnel Committee, the factors noted above, and the required accounting are not yet known, the amount of expense that Entergy could record in the future based upon outstanding equity awards and assumptions could be material to its financial results and financial position.

Entergy is targeting around the end of third quarter 2008 as the effective date for the spin-off and EquaGen transactions to be completed. Entergy expects the transactions to qualify for tax-free treatment for U.S. federal income tax purposes for both Entergy and its shareholders, and Entergy submitted a private letter ruling request to the IRS in April 2008 regarding the tax-free treatment. Final terms of the transactions and spin-off completion are subject to several conditions, including the final approval of the Board. As Entergy pursues completion of the separation and establishment of EquaGen, Entergy will continue to consider possible modifications to and variations upon the transaction structure, including a sponsored spin-off, a partial initial public offering preceding the spin-off, or the addition of a third-party joint venture partner.

Results of Operations

Entergy New Orleans Bankruptcy

As a result of the effects of Hurricane Katrina and the effect of extensive flooding that resulted from levee breaks in and around the New Orleans area, on September 23, 2005, Entergy New Orleans filed a voluntary petition in bankruptcy court seeking reorganization relief under Chapter 11 of the U.S. Bankruptcy Code. On May 7, 2007, the bankruptcy judge entered an order confirming Entergy New Orleans' plan of reorganization, and the plan became effective on May 8, 2007. See the Form 10-K for a discussion of the significant terms of Entergy New Orleans' plan of reorganization.

With confirmation of the plan of reorganization, Entergy reconsolidated Entergy New Orleans, retroactive to January 1, 2007. Because Entergy owns all of the common stock of Entergy New Orleans, reconsolidation does not affect the amount of net income that Entergy recorded from Entergy New Orleans' operations for the current or prior periods, but does result in Entergy New Orleans' financial results being included in each individual income statement line item in 2007, rather than only its net income being presented as "Equity in earnings of unconsolidated equity affiliates," as will remain the case for 2005 and 2006.

Income Statement Variances

Following are income statement variances for Utility, Non-Utility Nuclear, Parent & Other, and Entergy comparing the first quarter 2008 to the first quarter 2007 showing how much the line item increased or (decreased) in comparison to the prior period:
	Utility	Non-Utility Nuclear	Parent & Other (1)	Entergy
	(In Thousands)

2007 Consolidated Net Income	$104,450	$128,170	($20,425)	$212,195

Net revenue (operating revenue less fuel expense, purchased power, and other regulatory charges/credits)	27,291	203,488	(1,337)	229,442
Other operation and maintenance expenses	11,975	34,637	279	46,891
Taxes other than income taxes	(14,498)	5,087	(4,701)	(14,112)
Depreciation and amortization	(975)	13,459	91	12,575
Other income	(18,465)	2,865	(3,989)	(19,589)
Interest charges	(5,472)	4,504	5,526	4,558
Other expenses	1,548	14,901	-	16,449
Income taxes	3,551	40,238	3,149	46,938

2008 Consolidated Net Income	$117,147	$221,697	($30,095)	$308,749

(1)	Parent & Other includes eliminations, which are primarily intersegment activity.

Refer to "ENTERGY CORPORATION AND SUBSIDIARIES - SELECTED OPERATING RESULTS" for further information with respect to operating statistics.

Net Revenue

Utility

Following is an analysis of the change in net revenue comparing the first quarter 2008 to the first quarter 2007.
Amount
(In Millions)

2007 net revenue	$1,007.3
Fuel recovery	18.9
Base revenues	14.6
Rider revenue	9.4
Purchased power capacity	(13.4)
Other	(2.2)
2008 net revenue	$1,034.6

The fuel recovery variance resulted primarily from a reserve for potential rate refunds in the first quarter 2007 in Texas as a result of a PUCT ruling related to the application of past PUCT rulings addressing transition to competition in Texas.

The base revenues variance is primarily due to the interim surcharge to collect $10 million in under-recovered incremental purchased capacity costs incurred through July 2007 in Texas. The surcharge was collected over a two-month period beginning February 2008. The incremental capacity recovery rider and PUCT approval is discussed in Note 2 to the financial statements in the Form 10-K. The variance is also due to a formula rate plan increase effective July 2007 at Entergy Mississippi.

The rider revenue variance is primarily due to an increase in the Attala power plant costs that are recovered through the power management rider at Entergy Mississippi. The net income effect of this recovery is limited to a portion representing an allowed return on equity with the remainder offset by Attala power plant costs in other operation and maintenance expenses, depreciation expenses, and taxes other than income taxes. The variance is also due to a storm damage rider that became effective in October 2007 at Entergy Mississippi. The establishment of this rider results in an increase in rider revenue and a corresponding increase in other operation and maintenance expense for the storm reserve with no impact on net income.

The purchased power capacity variance is due to the amortization of deferred capacity costs and is offset in base revenues due to the incremental purchased capacity costs recovered through the interim surcharge, as discussed above.

Non-Utility Nuclear

Net revenue increased for Non-Utility Nuclear from $422 million for the first quarter 2007 to $625 million for the first quarter 2008 primarily due to higher pricing in its contracts to sell power, additional production resulting from the acquisition of the Palisades plant in April 2007, and fewer outage days. Palisades contributed $78 million of net revenue in the first quarter 2008. Included in the Palisades net revenue is $19 million of amortization of the Palisades purchased power agreement liability, which is discussed in Note 15 to the financial statements in the Form 10-K. Following are key performance measures for Non-Utility Nuclear for the first quarter 2008 and 2007:

	2008	2007

Net MW in operation at March 31	4,998	4,200
Average realized price per MWh	$61.47	$55.11
GWh billed	10,760	8,315
Capacity factor	97%	91%
Refueling Outage Days:
Indian Point 2	7	-
Indian Point 3	-	24

Other Operation and Maintenance Expenses

Utility

Other operation and maintenance expenses increased from $408 million for the first quarter 2007 to $420 million for the first quarter 2008 primarily due to:

  an increase of $13 million in fossil expenses primarily due to higher costs for plant maintenance outages as a result of differing outage schedules for 2008 compared to 2007; and
  an increase of $11 million in storm damage charges as a result of several storms hitting Entergy Arkansas' service territory in the first quarter 2008. Entergy Arkansas discontinued regulatory storm reserve accounting beginning July 2007 as a result of the APSC order issued in Entergy Arkansas' rate case. As a result, non-capital storm expenses are charged to other operation and maintenance expenses.

The increase was partially offset by a decrease of $8 million in payroll, payroll-related, and benefits costs and a decrease of $4 million in legal costs incurred.

Non-Utility Nuclear

Other operation and maintenance expenses increased from $147 million for the first quarter 2007 to $182 million for the first quarter 2008 primarily due to the acquisition of the Palisades plant in April 2007. Other operation and maintenance expenses associated with the Palisades plant were $29 million in the first quarter 2008.

Taxes Other than Income Taxes

Taxes other than income taxes decreased primarily due to the resolution in the first quarter 2008 of issues relating to tax exempt bonds in the Utility. Approximately half of the decrease related to resolution of this issue is at System Energy and has no effect on net income because System Energy also has a corresponding decrease in its net revenue.

Depreciation and Amortization

Depreciation and amortization expenses increased primarily due to the acquisition by Non-Utility Nuclear of the Palisades plant in April 2007.

Other Expenses

Nuclear refueling outage expenses and decommissioning expense both increased primarily due to the acquisition by Non-Utility Nuclear of the Palisades plant in April 2007.

Other Income

Other income decreased primarily due to a reduction in the allowance for equity funds used during construction in the Utility due to a revision in the first quarter 2007 related to removal costs. Also contributing to the decrease were various other individually insignificant factors.

Income Taxes

The effective income tax rates for the first quarters of 2008 and 2007 were 38.1% and 40.1%, respectively. The difference in the effective income tax rate versus the statutory rate of 35% for the first quarter 2008 is primarily due to state income taxes and book and tax differences for utility plant items, partially offset by an adjustment to state income taxes for Non-Utility Nuclear to reflect the effect of a change in the methodology of computing New York state income taxes as required by that state's taxing authority. The difference in the effective income tax rate versus the statutory rate of 35% for the first quarter 2007 is primarily due to state income taxes and book and tax differences for utility plant items, partially offset by book and tax differences related to the allowance for equity funds used during construction and the amortization of investment tax credits.

Liquidity and Capital Resources

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy's capital structure, capital expenditure plans and other uses of capital, and sources of capital. Following are updates to that discussion.

Capital Structure

Entergy's capitalization is balanced between equity and debt, as shown in the following table. The increase in the debt to capital percentage from 2007 to 2008 is primarily the result of additional borrowings under Entergy Corporation's revolving credit facilities, along with a decrease in shareholders' equity primarily due to an increase in accumulated other comprehensive loss and repurchases of common stock, offset by an increase in retained earnings. The increase in accumulated other comprehensive loss is primarily due to derivative instrument fair value changes. See Note 1 (Derivative Financial Instruments and Commodity Derivatives) and Note 16 to the financial statements in the Form 10-K for additional discussion of the accounting treatment of derivative instruments. The increase in the debt to capital percentage is in line with Entergy's financial and risk management aspirations.

	March 31, 2008	December 31, 2007

Net debt to net capital	56.5%	54.7%
Effect of subtracting cash from debt	2.1%	2.9%
Debt to capital	58.6%	57.6%

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

As discussed in the Form 10-K, Entergy Corporation has in place a $3.5 billion credit facility that expires in August 2012. Entergy Corporation has the ability to issue letters of credit against the total borrowing capacity of the facility. As of March 31, 2008, amounts outstanding under the credit facility are:

Capacity	Borrowings	Letters of Credit	Capacity Available
(In Millions)

$3,500	$2,476	$71	$953

Entergy Corporation's credit facility requires it to maintain a consolidated debt ratio of 65% or less of its total capitalization. If Entergy fails to meet this ratio, or if Entergy or one of the Utility operating companies (except Entergy New Orleans) defaults on other indebtedness or is in bankruptcy or insolvency proceedings, an acceleration of the facility's maturity date may occur.

Capital Expenditure Plans and Other Uses of Capital

See the table and discussion in the Form 10-K under "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources - Capital Expenditure Plans and Other Uses of Capital," that sets forth the amounts of planned construction and other capital investments by operating segment for 2008 through 2010. Following is an update to the discussion in the Form 10-K.

Little Gypsy Repowering Project

The preconstruction and operating air permits for the Little Gypsy repowering project was issued by the Louisiana Department of Environmental Quality (LDEQ) in November 2007 under then-effective federal and state air regulations, including the EPA's Clean Air Mercury Rule that had been issued in 2005 (CAMR 2005). As discussed in more detail in part I, Item 1, "Environmental Regulation, Clean Air Act and Subsequent Amendments, Hazardous Air Pollutants" in the Form 10-K, in February 2008 the U.S. Court of Appeals for the D.C. Circuit struck down CAMR 2005. The D.C. Circuit decision may require utilities to undergo a case-by-case Maximum Achievable Control Technology (MACT) analysis for construction or reconstruction of emission units pursuant to the Clean Air Act before beginning construction. The Little Gypsy project as currently configured is expected to meet MACT standards. Because Little Gypsy received its construction permit before a formal MACT analysis was required, however, Entergy Louisiana will likely need to provide additional technical analysis to the LDEQ to show that the plant meets the MACT standards. Entergy Louisiana is in discussions with state and federal environmental agencies to identify the additional analysis that needs to be submitted. Onsite construction of the project was scheduled to begin in July 2008, but the additional analysis could cause a delay in the start of construction for several months. The ALJ in Phase II of the Little Gypsy proceedings at the LPSC, which are discussed further in the Form 10-K, has temporarily suspended the procedural schedule, subject to the LPSC's review, which could occur at its May 14, 2008 meeting.

Sources of Capital

The short-term borrowings of the Registrant Subsidiaries and certain other Entergy subsidiaries are limited to amounts authorized by the FERC. The current FERC-authorized limits are effective through March 31, 2010, as established by a FERC order issued March 31, 2008 (except for Entergy Gulf States Louisiana and Entergy Texas, which are effective through November 8, 2009, as established by an earlier FERC order). See Note 4 to the financial statements for further discussion of Entergy's short-term borrowing limits.

Hurricane Katrina and Hurricane Rita

In August and September 2005, Hurricanes Katrina and Rita caused catastrophic damage to large portions of the Utility's service territory in Louisiana, Mississippi, and Texas, including the effect of extensive flooding that resulted from levee breaks in and around the greater New Orleans area. The storms and flooding resulted in widespread power outages, significant damage to electric distribution, transmission, and generation and gas infrastructure, and the loss of sales and customers due to mandatory evacuations and the destruction of homes and businesses. Entergy has pursued a broad range of initiatives to recover storm restoration and business continuity costs, including obtaining reimbursement of certain costs covered by insurance and pursuing recovery through existing or new rate mechanisms regulated by the FERC and local regulatory bodies, including the issuance of securitization or bonds. See Note 2 to the financial statements herein for an update regarding Entergy Gulf States Louisiana's and Entergy Louisiana's storm cost financing efforts. Following is an update regarding Entergy's insurance claims.

Insurance Claims

See Note 8 to the financial statements in the Form 10-K for a discussion of Entergy's conventional property insurance program and its Hurricane Katrina and Hurricane Rita claims. In April 2008, Entergy received from its primary insurer $53.6 million of additional insurance proceeds on its Hurricane Katrina claim, and all of the April 2008 proceeds were allocated to Entergy New Orleans.

Cash Flow Activity

As shown in Entergy's Consolidated Statements of Cash Flows, cash flows for the three months ended March 31, 2008 and 2007 were as follows:
	2008	2007
	(In Millions)

Cash and cash equivalents at beginning of period	$1,254	$1,016

Effect of reconsolidating Entergy New Orleans	-	17

Cash flow provided by (used in):
Operating activities	448	493
Investing activities	(588)	(267)
Financing activities	(198)	(159)
Net increase (decrease) in cash and cash equivalents	(338)	67

Cash and cash equivalents at end of period	$916	$1,100

Operating Activities

Entergy's cash flow provided by operating activities decreased by $45 million for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. Following are cash flows from operating activities by segment:

  Utility provided $168 million in cash from operating activities in 2008 compared to providing $335 million in 2007 primarily due to decreased collection of deferred fuel costs.
  Non-Utility Nuclear provided $340 million in cash from operating activities in 2008 compared to providing $216 million in 2007, primarily due to an increase in net revenue, partially offset by an increase in operation and maintenance costs associated with the acquisition of the Palisades power plant in April 2007.
  Parent & Other used approximately $60 million in cash from operating activities in both 2008 and 2007.

Investing Activities

Net cash used in investing activities increased by $321 million for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 primarily due to the following activity:

  Construction expenditures were $71 million higher in 2008 than in 2007, primarily due to increased spending on various projects by the Utility that are discussed further in "Capital Expenditure Plans" in the Form 10-K.
  In March 2008, Entergy Gulf States Louisiana purchased the Calcasieu Generating Facility, a 322 MW simple-cycle, gas-fired power plant located near the city of Sulphur in southwestern Louisiana, for approximately $56.4 million.
  Non-Utility Nuclear made a $72 million payment to NYPA under the value sharing agreement associated with the acquisition of the Fitzpatrick and Indian Point 3 power plants. See Note 8 to the financial statements in the Form 10-K for additional discussion of the value sharing agreement.
  Entergy Mississippi realized proceeds in 2007 from $100 million of investments held in trust that were received from a bond issuance in 2006 and used to redeem bonds in 2007.

Financing Activities

Net cash used in financing activities increased by $39 million for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. The following significant financing cash flow activity occurred in the first quarters of 2008 and 2007:

  Entergy Corporation increased the net borrowings under its credit facilities by $225 million in the first quarter 2008 and by $615 million in the first quarter 2007. See Note 4 to the financial statements for a description of the Entergy Corporation credit facilities.
  Entergy Corporation repaid $87 million of notes payable at their maturity in March 2008.
  Entergy Mississippi redeemed $100 million of first mortgage bonds in 2007.
  Entergy Corporation repurchased $158 million of its common stock in the first quarter 2008 and $558 million of its common stock in the first quarter 2007.
  Entergy Corporation increased the dividend on its common stock. The dividend was $0.54 per share for the first quarter 2007 and $0.75 per share for the first quarter 2008.

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

System Agreement Proceedings

Production Cost Equalization Proceeding Commenced by the LPSC

See the Form 10-K for a discussion of the June 2005 FERC decision in the System Agreement litigation that had been commenced by the LPSC, which was essentially affirmed in the FERC's decision in a December 2005 order on rehearing. The LPSC, APSC, MPSC, and the

AEEC appealed the FERC's decision to the United States Court of Appeals for the D.C. Circuit. Entergy and the City of New Orleans intervened in the various appeals. The D.C. Circuit issued its decision in April 2008. The D.C. Circuit affirmed the FERC's decision in most respects, but remanded the case to the FERC for further proceedings and reconsideration of its conclusion that it was prohibited from ordering refunds and its determination to implement the bandwidth remedy commencing with calendar year 2006 production costs (with the first payments/receipts commencing in June 2007), rather than commencing the remedy on June 1, 2005. The D.C. Circuit concluded the FERC had failed so far in the proceeding to offer a reasoned explanation regarding these issues.

Rough Production Cost Equalization Rates

See the Form 10-K for a discussion of the proceeding in which Entergy filed the rates to implement the FERC's orders in the production cost equalization proceeding. Intervenor cross-answering testimony was filed during March and April 2008, in which the intervenors and FERC Staff advocate a number of positions on issues that affect the level of production costs the individual Utility operating companies are permitted to reflect in the bandwidth calculation, including the level of depreciation and decommissioning expense for nuclear facilities. The effect of the various positions would be to reallocate costs among the Utility operating companies. Additionally, the APSC, while not taking a position on whether Entergy Arkansas was imprudent for not exercising its right of first refusal to repurchase a portion of the Independence plant in 1996 and 1997 as alleged by the LPSC, alleges that if the FERC finds Entergy Arkansas to be imprudent for not exercising this option, the FERC should disallow recovery from customers by Entergy of approximately $43 million of increased costs. On April 28, 2008 the Utility operating companies filed rebuttal testimony refuting the allegations of imprudence concerning the decision not to acquire the portion of the Independence plant, explaining why the bandwidth payments are properly recoverable under the AmerenUE contract, and explaining why the positions of FERC Staff and intervenors on the other issues should be rejected. A hearing is scheduled to commence in this proceeding on June 17, 2008, however, on May 6, 2008 the LPSC filed a motion requesting the opportunity to present additional evidence at the hearing or, in the alternative, that the hearing be delayed until August 5, 2008 and the LPSC be permitted to submit additional written testimony prior to the hearing..

The intervenor AmerenUE has argued that its current wholesale power contract with Entergy Arkansas, pursuant to which Entergy Arkansas sells power to AmerenUE, does not permit Entergy Arkansas to flow through to AmerenUE any portion of Entergy Arkansas' bandwidth payment.  According to AmerenUE, Entergy Arkansas has sought to collect from AmerenUE approximately $14.5 million of the 2007 Entergy Arkansas bandwidth payment.  The AmerenUE contract is scheduled to expire in August 2009. In April 2008, AmerenUE filed a complaint with the FERC seeking refunds of this amount, plus interest, in the event the FERC ultimately determines that bandwidth payments are not properly recovered under the AmerenUE contract.

Independent Coordinator of Transmission

In the FERC's April 2006 order that approved Entergy's ICT proposal, the FERC stated that the weekly procurement process (WPP) must be operational within approximately 14 months of the FERC order, or June 24, 2007, or the FERC may reevaluate all approvals to proceed with the ICT.  The Utility operating companies have been working with the ICT and a software vendor to develop the software and systems necessary to implement the WPP. The Utility operating companies also filed with the FERC in April 2007 a request to make certain corrections and limited modifications to the current WPP tariff provisions. The Utility operating companies have filed status reports with the FERC notifying the FERC that, due to unexpected issues with the development of the WPP software and testing, the WPP is still not operational. The Utility operating companies filed a revised tariff with the FERC on January 31, 2008 to address issues identified during the testing of the WPP. The Utility operating companies requested the FERC to rule on the proposed amendments by April 30, 2008 and allow them to go into effect May 11, 2008, following which the WPP would be expected to become operational. In May 2008, the FERC determined it would be premature to implement the WPP on May 11, 2008 as the WPP has not been shown to be just and reasonable. Accordingly, the FERC conditionally accepted and suspended Entergy's proposed tariff amendments for five months from the requested effective date, to become effective October 11, 2008, or on an earlier date, subject to refund and subject to a further order on proposed tariff revisions directed to be filed in the order.

The FERC stated that it will consider allowing an effective date earlier than October 11, 2008, if the ICT agrees that the model is ready and Entergy files the required tariff revisions no later than 60 days before that date. The FERC also denied the requests for a technical conference at this time and indicated it will reassess the need for such a technical conference after the WPP is functioning.

Market and Credit Risk Sensitive Instruments

Commodity Price Risk

Power Generation

As discussed more fully in the Form 10-K, the sale of electricity from the power generation plants owned by Entergy's Non-Utility Nuclear business, unless otherwise contracted, is subject to the fluctuation of market power prices. Following is an updated summary of the amount of the Non-Utility Nuclear business' output that is sold forward as of March 31, 2008 under physical or financial contracts (2008 represents the remaining three quarters of the year):

	2008	2009	2010	2011	2012
Non-Utility Nuclear:
Percent of planned generation sold forward:
Unit-contingent	49%	48%	31%	29%	16%
Unit-contingent with availability guarantees (1)	38%	35%	28%	14%	7%
Firm liquidated damages	5%	0%	0%	0%	0%
Total	92%	83%	59%	43%	23%
Planned generation (TWh)	31	41	40	41	41
Average contracted price per MWh (2)	$54	$61	$58	$55	$51

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

Some of the agreements to sell the power produced by Entergy's Non-Utility Nuclear power plants contain provisions that require an Entergy subsidiary to provide collateral to secure its obligations under the agreements. The Entergy subsidiary is required to provide collateral based upon the difference between the current market and contracted power prices in the regions where Non-Utility Nuclear sells power. The primary form of collateral to satisfy these requirements is an Entergy Corporation guaranty.  Cash and letters of credit are also acceptable forms of collateral.  At March 31, 2008, based on power prices at that time, Entergy had in place as collateral $899 million of Entergy Corporation guarantees for wholesale transactions, including $63 million of guarantees that support letters of credit. The assurance requirement associated with Non-Utility Nuclear is estimated to increase by an amount of up to $328 million if gas prices increase $1 per MMBtu in both the short- and long-term markets. In the event of a decrease in Entergy Corporation's credit rating to below investment grade, Entergy will be required to replace Entergy Corporation guarantees with cash or letters of credit under some of the agreements.

In addition to selling the power produced by its plants, the Non-Utility Nuclear business sells installed capacity to load-serving distribution companies in order for those companies to meet requirements placed on them by the ISO in their area. Following is a summary of the amount of the Non-Utility Nuclear business' installed capacity that is currently sold forward, and the blended amount of the Non-Utility Nuclear business'

planned generation output and installed capacity that is currently sold forward as of March 31, 2008 (2008 represents the remaining three quarters of the year):

	2008	2009	2010	2011	2012
Non-Utility Nuclear:
Percent of capacity sold forward:
Bundled capacity and energy contracts	26%	27%	26%	27%	19%
Capacity contracts	63%	38%	31%	15%	2%
Total	89%	65%	57%	42%	21%
Planned net MW in operation	4,998	4,998	4,998	4,998	4,998
Average capacity contract price per kW per month	$2.0	$2.0	$3.4	$3.7	$3.5
Blended Capacity and Energy (based on revenues)
% of planned generation and capacity sold forward	88%	78%	52%	35%	16%
Average contract revenue per MWh	$56	$62	$61	$57	$52

As of March 31, 2008, approximately 96% of Non-Utility Nuclear's counterparty exposure from energy and capacity contracts is with counterparties with public investment grade credit ratings.

Critical Accounting Estimates

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy's accounting for nuclear decommissioning costs, unbilled revenue, impairment of long-lived assets, qualified pension and other postretirement benefits, and other contingencies.

New Accounting Pronouncements

In March 2008 the FASB issued Statement of Financial Accounting Standards No. 161 "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" (SFAS 161), which requires enhanced disclosures about an entity's derivative and hedging activities. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended March 31, 2008 and 2007
(Unaudited)
	2008	2007
	(In Thousands, Except Share Data)

OPERATING REVENUES
Electric	$2,046,227	$2,111,460
Natural gas	89,395	84,951
Competitive businesses	729,112	497,649
TOTAL	2,864,734	2,694,060

OPERATING EXPENSES
Operating and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	540,501	787,412
Purchased power	620,642	444,239
Nuclear refueling outage expenses	51,258	42,975
Other operation and maintenance	611,268	564,377
Decommissioning	45,996	37,830
Taxes other than income taxes	108,571	122,683
Depreciation and amortization	244,985	232,410
Other regulatory charges	35,280	23,540
TOTAL	2,258,501	2,255,466

OPERATING INCOME	606,233	438,594

OTHER INCOME
Allowance for equity funds used during construction	9,286	17,258
Interest and dividend income	54,282	57,110
Equity in earnings (loss) of unconsolidated equity affiliates	(929)	1,624
Miscellaneous - net	(11,556)	(5,320)
TOTAL	51,083	70,672

INTEREST AND OTHER CHARGES
Interest on long-term debt	123,144	123,099
Other interest - net	32,538	32,215
Allowance for borrowed funds used during construction	(5,116)	(10,529)
Preferred dividend requirements and other	4,998	6,221
TOTAL	155,564	151,006

INCOME BEFORE INCOME TAXES	501,752	358,260

Income taxes	193,003	146,065

CONSOLIDATED NET INCOME	$308,749	$212,195

Earnings per average common share:
Basic	$1.60	$1.06
Diluted	$1.56	$1.03
Dividends declared per common share	$0.75	$0.54

Basic average number of common shares outstanding	192,639,605	200,549,935
Diluted average number of common shares outstanding	198,300,041	206,133,440

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2008 and 2007
(Unaudited)
	2008	2007
	(In Thousands)

OPERATING ACTIVITIES
Consolidated net income	$308,749	$212,195
Adjustments to reconcile consolidated net income to net cash flow provided by operating activities:
Reserve for regulatory adjustments	(2,909)	10,939
Other regulatory charges	35,280	23,540
Depreciation, amortization, and decommissioning	290,981	270,240
Deferred income taxes, investment tax credits, and non-current taxes accrued	97,984	384,324
Equity in earnings of unconsolidated equity affiliates - net of dividends	929	(1,624)
Changes in working capital:
Receivables	(9,374)	66,142
Fuel inventory	(22,665)	194
Accounts payable	9,522	(282,247)
Taxes accrued	-	(189,411)
Interest accrued	(34,238)	(22,204)
Deferred fuel	(195,650)	154,060
Other working capital accounts	(181,401)	(107,080)
Provision for estimated losses and reserves	4,034	(16,602)
Changes in other regulatory assets	40,569	68,720
Other	106,359	(77,868)
Net cash flow provided by operating activities	448,170	493,318

INVESTING ACTIVITIES
Construction/capital expenditures	(373,317)	(302,567)
Allowance for equity funds used during construction	9,286	17,258
Nuclear fuel purchases	(170,381)	(184,806)
Proceeds from sale/leaseback of nuclear fuel	112,700	114,486
Proceeds from sale of assets and businesses	-	12,663
Payment for purchase of plant	(56,409)	-
Collections remitted to transition charge account	(8,352)	-
NYPA value sharing payment	(72,000)	-
Decrease in other investments	7,974	105,923
Proceeds from nuclear decommissioning trust fund sales	257,718	160,007
Investment in nuclear decommissioning trust funds	(294,840)	(189,536)
Net cash flow used in investing activities	(587,621)	(266,572)

See Notes to Financial Statements.

18

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2008 and 2007
(Unaudited)
	2008	2007
	(In Thousands)

FINANCING ACTIVITIES
Proceeds from the issuance of:
Long-term debt	545,000	819,998
Common stock and treasury stock	4,670	30,889
Retirement of long-term debt	(438,227)	(334,873)
Repurchase of common stock	(158,182)	(558,186)
Redemption of preferred stock	-	(2,250)
Dividends paid:
Common stock	(144,579)	(108,967)
Preferred stock	(7,270)	(6,079)
Net cash flow used in financing activities	(198,588)	(159,468)

Effect of exchange rates on cash and cash equivalents	17	(11)

Net increase (decrease) in cash and cash equivalents	(338,022)	67,267

Cash and cash equivalents at beginning of period	1,253,728	1,016,152

Effect of the reconsolidation of Entergy New Orleans on cash and cash equivalents	-	17,093

Cash and cash equivalents at end of period	$915,706	$1,100,512

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$183,787	$153,913
Income taxes	$2,157	$31,433

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
March 31, 2008 and December 31, 2007
(Unaudited)
	2008	2007
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$170,711	$126,652
Temporary cash investments - at cost,
which approximates market	744,995	1,127,076
Total cash and cash equivalents	915,706	1,253,728
Securitization recovery trust account	27,625	19,273
Notes receivable	-	161
Accounts receivable:
Customer	655,055	610,724
Allowance for doubtful accounts	(21,329)	(25,789)
Other	302,816	303,060
Accrued unbilled revenues	248,898	288,076
Total accounts receivable	1,185,440	1,176,071
Deferred fuel costs	140,702	-
Accumulated deferred income taxes	12,976	38,117
Fuel inventory - at average cost	231,249	208,584
Materials and supplies - at average cost	704,406	692,376
Deferred nuclear refueling outage costs	188,281	172,936
System agreement cost equalization	268,000	268,000
Prepayments and other	271,861	129,001
TOTAL	3,946,246	3,958,247

OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity	76,247	78,992
Decommissioning trust funds	3,219,238	3,307,636
Non-utility property - at cost (less accumulated depreciation)	225,021	220,204
Other	74,487	82,563
TOTAL	3,594,993	3,689,395

PROPERTY, PLANT AND EQUIPMENT
Electric	33,416,118	32,959,022
Property under capital lease	739,073	740,095
Natural gas	305,002	300,767
Construction work in progress	981,999	1,054,833
Nuclear fuel under capital lease	417,178	361,502
Nuclear fuel	641,506	665,620
TOTAL PROPERTY, PLANT AND EQUIPMENT	36,500,876	36,081,839
Less - accumulated depreciation and amortization	15,309,384	15,107,569
PROPERTY, PLANT AND EQUIPMENT - NET	21,191,492	20,974,270

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
SFAS 109 regulatory asset - net	606,741	595,743
Other regulatory assets	2,923,053	2,971,399
Deferred fuel costs	168,122	168,122
Long-term receivables	7,720	7,714
Goodwill	377,172	377,172
Other	949,228	900,940
TOTAL	5,032,036	5,021,090

TOTAL ASSETS	$33,764,767	$33,643,002

See Notes to Financial Statements.

20

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY
March 31, 2008 and December 31, 2007
(Unaudited)
	2008	2007
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$911,496	$996,757
Notes payable	25,037	25,037
Accounts payable	1,040,823	1,031,300
Customer deposits	294,767	291,171
Interest accrued	153,724	187,968
Deferred fuel costs	-	54,947
Obligations under capital leases	151,945	152,615
Pension and other postretirement liabilities	35,376	34,795
System agreement cost equalization	268,000	268,000
Other	325,075	214,164
TOTAL	3,206,243	3,256,754

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	6,402,820	6,379,679
Accumulated deferred investment tax credits	339,045	343,539
Obligations under capital leases	275,808	220,438
Other regulatory liabilities	550,734	490,323
Decommissioning and asset retirement cost liabilities	2,533,424	2,489,061
Accumulated provisions	137,798	133,406
Pension and other postretirement liabilities	1,343,034	1,361,326
Long-term debt	9,927,555	9,728,135
Other	1,064,090	1,066,508
TOTAL	22,574,308	22,212,415

Commitments and Contingencies

Preferred stock without sinking fund	311,066	311,162

SHAREHOLDERS' EQUITY
Common stock, $.01 par value, authorized 500,000,000
shares; issued 248,174,087 shares in 2008 and in 2007	2,482	2,482
Paid-in capital	4,853,837	4,850,769
Retained earnings	6,900,345	6,735,965
Accumulated other comprehensive income (loss)	(207,149)	8,320
Less - treasury stock, at cost (56,276,698 shares in 2008 and
55,053,847 shares in 2007)	3,876,365	3,734,865
TOTAL	7,673,150	7,862,671

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$33,764,767	$33,643,002

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS, COMPREHENSIVE INCOME, AND PAID-IN CAPITAL
For the Three Months Ended March 31, 2008 and 2007
(Unaudited)

	2008		2007
	(In Thousands)

RETAINED EARNINGS

Retained Earnings - Beginning of period	$6,735,965		$6,113,042

Add:
Consolidated net income	308,749	$308,749	212,195	$212,195
Adjustment related to FIN 48 implementation	-		(4,600)
Total	308,749		207,595

Deduct:
Dividends declared on common stock	144,369		109,020

Retained Earnings - End of period	$6,900,345		$6,211,617

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance at beginning of period:
Accumulated derivative instrument fair value changes	($12,540)		($105,578)

Pension and other postretirement liabilities	(107,145)		(105,909)

Net unrealized investment gains	121,611		104,551

Foreign currency translation	6,394		6,424
Total	8,320		(100,512)

Net derivative instrument fair value changes
arising during the period (net of tax expense (benefit) of ($99,400) and $28,325)	(178,766)	(178,766)	41,467	41,467

Pension and other postretirement liabilities (net of tax expense of $3,977 and $274)	(4,136)	(4,136)	478	478

Net unrealized investment gains (losses) (net of tax expense (benefit) of ($26,630) and $2,790)	(32,550)	(32,550)	3,996	3,996

Foreign currency translation (net of tax expense (benefit) of ($9) and $6)	(17)	(17)	11	11

Balance at end of period:
Accumulated derivative instrument fair value changes	(191,306)		(64,111)

Pension and other postretirement liabilities	(111,281)		(105,431)

Net unrealized investment gains	89,061		108,547

Foreign currency translation	6,377		6,435
Total	($207,149)		($54,560)
Comprehensive Income		$93,280		$258,147

PAID-IN CAPITAL

Paid-in Capital - Beginning of period	$4,850,769		$4,827,265

Add (Deduct):
Common stock issuances related to stock plans	3,068		4,538

Paid-in Capital - End of period	$4,853,837		$4,831,803

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three Months Ended March 31, 2008 and 2007
(Unaudited)

			Increase/
Description	2008	2007	(Decrease)%
	(Dollars in Millions)
Utility Electric Operating Revenues:
Residential	$731	$744	($13)	(2)
Commercial	548	556	(8)	(1)
Industrial	606	633	(27)	(4)
Governmental	52	51	1	2
Total retail	1,937	1,984	(47)	(2)
Sales for resale	88	91	(3)	(3)
Other	21	36	(15)	(42)
Total	$2,046	$2,111	($65)	(3)

Utility Billed Electric Energy
Sales (GWh):
Residential	8,011	7,792	219	3
Commercial	6,238	6,116	122	2
Industrial	9,377	9,323	54	1
Governmental	569	549	20	4
Total retail	24,195	23,780	415	2
Sales for resale	1,290	1,638	(348)	(21)
Total	25,485	25,418	67	-

Non-Utility Nuclear:
Operating Revenues	$680	$458	$222	48
Billed Electric Energy Sales (GWh)	10,760	8,315	2,445	29

ENTERGY CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. COMMITMENTS AND CONTINGENCIES

Entergy and the Registrant Subsidiaries are involved in a number of legal, regulatory, and tax proceedings before various courts, regulatory commissions, and governmental agencies in the ordinary course of business. While management is unable to predict the outcome of such proceedings, management does not believe that the ultimate resolution of these matters will have a material adverse effect on Entergy's results of operations, cash flows, or financial condition. Entergy discusses regulatory proceedings in Note 2 to the financial statements in the Form 10-K and herein and discusses tax proceedings in Note 3 to the financial statements in the Form 10-K and in Note 10 to the financial statements herein.

Nuclear Insurance

See Note 8 to the financial statements in the Form 10-K for information on nuclear liability and property insurance associated with Entergy's nuclear power plants.

Conventional Property Insurance

See Note 8 to the financial statements in the Form 10-K for information on Entergy's non-nuclear property insurance program. In April 2008, Entergy received from its primary insurer $53.6 million of additional insurance proceeds on its Hurricane Katrina claim, and all of the April 2008 proceeds were allocated to Entergy New Orleans.

Employment Litigation

The Registrant Subsidiaries and other Entergy subsidiaries are responding to various lawsuits in both state and federal courts and to other labor-related proceedings filed by current and former employees and third parties not selected for open positions. These actions include, but are not limited to, allegations of wrongful employment actions; wage disputes and other claims under the Fair Labor Standards Act or its state counterparts; claims of race, gender and disability discrimination; disputes arising under collective bargaining agreements; unfair labor practice proceedings and other administrative proceedings before the National Labor Relations Board; claims of retaliation; and claims for or regarding benefits under various Entergy Corporation sponsored plans. Entergy and the Registrant Subsidiaries are responding to these suits and proceedings and deny liability to the claimants.

Asbestos and Hazardous Material Litigation (Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans)

See Note 8 to the financial statements in the Form 10-K for information regarding asbestos and hazardous material litigation at Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans.

NOTE 2. RATE AND REGULATORY MATTERS

Regulatory Assets

Other Regulatory Assets

See Note 2 to the financial statements in the Form 10-K for information regarding regulatory assets in the Utility business reflected on the balance sheets of Entergy and the Registrant Subsidiaries.

Fuel and purchased power cost recovery

See Note 2 to the financial statements in the Form 10-K for information regarding fuel proceedings involving the Utility operating companies. Following are updates to that information.

Entergy Arkansas

Production Cost Allocation Rider

In its June 2007 decision on Entergy Arkansas' August 2006 rate filing, the APSC approved a production cost allocation rider for recovery from customers of the retail portion of the costs allocated to Entergy Arkansas as a result of the System Agreement proceedings, but set a termination date of December 31, 2008 for the rider. In December 2007, the APSC issued a subsequent order stating the production cost allocation rider will remain in effect, and any future termination of the rider will be subject to eighteen months advance notice by the APSC, which would occur following notice and hearing. On March 18, 2008 the Arkansas attorney general and the AEEC filed a notice of appeal of the December 2007 APSC order. Entergy Arkansas will respond to the positions of the Arkansas attorney general and the AEEC in the appeal.

See Entergy Corporation and Subsidiaries' "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends - Federal Regulation - System Agreement Proceedings" in the Form 10-K and herein for a discussion of the System Agreement proceedings.

Energy Cost Recovery Rider

Entergy Arkansas' retail rates include an energy cost recovery rider. In December 2007, the APSC issued an order stating that Entergy Arkansas' energy cost recovery rider will remain in effect, and any future termination of the rider will be subject to eighteen months advance notice by the APSC, which would occur following notice and hearing. On March 18, 2008 the Arkansas attorney general and the AEEC filed a notice of appeal of the December 2007 APSC order. Entergy Arkansas will respond to the positions of the Arkansas attorney general and the AEEC in the appeal.

In March 2008, Entergy Arkansas filed with the APSC its annual energy cost rate for the period April 2008 through March 2009. The filed energy cost rate increased from $0.01179/kWh to $0.01869/kWh. The increase was caused by the following: 1) all three of the nuclear power plants from which Entergy Arkansas obtains power, ANO 1 and 2 and Grand Gulf, will have refueling outages in 2008, and the energy cost rate is adjusted to account for the replacement power costs that will be incurred while these units are down; 2) Entergy Arkansas has a deferred fuel cost balance from under-recovered fuel costs at December 31, 2007; and 3) fuel and purchased power prices have increased.

Entergy Texas

In January 2008, Entergy Texas made a compliance filing with the PUCT describing how its 2007 Rough Production Cost Equalization receipts were allocated between Entergy Gulf States, Inc.'s Texas and Louisiana jurisdictions. Several parties have intervened but not yet stated a position on the allocation of such payments to PUCT-jurisdictional customers. A hearing is scheduled in July 2008.

In October 2007, Entergy Texas filed a request with the PUCT to refund $45.6 million, including interest, of fuel cost recovery over-collections through September 2007. In January 2008, Entergy Texas filed with the PUCT a stipulation and settlement agreement among the parties that updated the over-collection balance through November 2007 and establishes a refund amount, including interest, of $71 million. The PUCT approved the agreement in February 2008. The refund was made over a two-month period beginning February 2008. Amounts refunded through the interim fuel refund are subject to final reconciliation in a future fuel reconciliation proceeding.

Storm Cost Recovery Filings

See Note 2 to the financial statements in the Form 10-K for information regarding storm cost recovery filings involving the Utility operating companies. The following is an update to the Form 10-K.

Entergy Gulf States Louisiana and Entergy Louisiana - Act 55 Storm Cost Financings

In March 2008, Entergy Gulf States Louisiana, Entergy Louisiana and the Louisiana Utilities Restoration Corporation (LURC), an instrumentality of the State of Louisiana, filed at the LPSC an application requesting that the LPSC grant financing orders authorizing the financing of Entergy Gulf States Louisiana and Entergy Louisiana storm costs, storm reserves, and issuance costs pursuant to Act 55 of the Louisiana Legislature (Act 55 financings). The Act 55 financings are expected to produce additional customer benefits as compared to Act 64 traditional securitization.  Entergy Gulf States Louisiana and Entergy Louisiana also filed an application requesting LPSC approval for ancillary issues including the mechanism to flow charges and savings to customers via a Storm Cost Offset rider.  On April 3, 2008, the Louisiana State Bond Commission granted preliminary approval for the Act 55 financings.  On April 8, 2008, the Louisiana Public Facilities Authority (LPFA), which will be the issuer of the bonds pursuant to the Act 55 financings, approved requests for the Act 55 financings.  On April 10, 2008, Entergy Gulf States Louisiana and Entergy Louisiana and the LPSC Staff filed with the LPSC an uncontested stipulated settlement that includes Entergy Gulf States Louisiana and Entergy Louisiana's proposals under the Act 55 financings, including the commitment to pass on to customers a minimum of $40 million of customer benefits as compared to traditional Act 64 financing. On April 16, 2008, the LPSC approved the settlement and issued two financing orders and one ratemaking order intended to facilitate implementation of the Act 55 financings.  On May 6, 2008, the State Bond Commission voted to approve the Act 55 financings.  Entergy Gulf States Louisiana and Entergy Louisiana will invest the capital contributions that they receive from the Act 55 financings in affiliate securities.  Entergy Gulf States Louisiana and Entergy Louisiana intend to complete the Act 55 financings by the end of the second quarter 2008.

Retail Rate Proceedings

See Note 2 to the financial statements in the Form 10-K for information regarding retail rate proceedings involving the Utility operating companies. The following are updates to the Form 10-K.

Filings with the APSC (Entergy Arkansas)

Ouachita Acquisition

Entergy Arkansas filed with the APSC in September 2007 for its approval of the Ouachita plant acquisition, including full cost recovery.  The APSC Staff and the Arkansas attorney general have supported Entergy Arkansas' acquisition of the plant, but oppose the sale of one-third of the capacity and energy to Entergy Gulf States Louisiana.  The industrial group AEEC has opposed Entergy Arkansas' purchase of the plant.  The Arkansas attorney general has opposed recovery of the non-fuel costs of the plant through a separate rider, while the APSC Staff recommended revisions to the rider. In December 2007, the APSC issued an order approving recovery through a rider of the capacity costs associated with the interim tolling agreement, which will be in effect until APSC action on the acquisition of the plant. A hearing before the APSC was held in April 2008 to address Entergy Arkansas' request for acquisition of the plant and concurrent cost recovery, and a decision is pending.

On March 18, 2008 the Arkansas attorney general and the AEEC filed a notice of appeal of the December 2007 APSC order that approved recovery through a rider of the capacity costs associated with the interim tolling agreement. Entergy Arkansas will respond to the positions of the Arkansas attorney general and the AEEC in the appeal.

Filings with the LPSC

Retail Rates - Electric

(Entergy Louisiana)

In May 2006, Entergy Louisiana made its formula rate plan filing with the LPSC for the 2005 test year. Entergy Louisiana modified the filing in August 2006 to reflect a 9.45% return on equity which is within the allowed bandwidth. The modified filing includes an increase of $24.2 million for interim recovery of storm costs from Hurricanes Katrina and Rita and a $119.2 million rate increase to recover LPSC-approved incremental deferred and ongoing capacity costs. The filing requested recovery of approximately $50 million for the amortization of capacity deferrals over a three-year period, including carrying charges, and approximately $70 million for ongoing capacity costs. The increase was implemented, subject to refund, with the first billing cycle of September 2006. Entergy Louisiana subsequently updated its formula rate plan rider to reflect adjustments proposed by the LPSC Staff with which it agrees. The adjusted return on equity of 9.56% remains within the allowed bandwidth. Ongoing and deferred incremental capacity costs were reduced to $118.7 million. The updated formula rate plan rider was implemented, subject to refund, with the first billing cycle of October 2006. An uncontested stipulated settlement was filed in February 2008 that will leave the current base rates in place, and the LPSC approved the settlement in March 2008. In the settlement Entergy Louisiana agreed to credit customers $7.2 million, plus $0.7 million of interest, for customer contributions to the Central States Compact in Nebraska that was never completed and agreed to a one-time $2.6 million deduction from the deferred capacity cost balance. The credit, for which Entergy Louisiana had previously recorded a provision, will be made in May 2008.

(Entergy Gulf States Louisiana)

In May 2007, Entergy Gulf States Louisiana made its formula rate plan filing with the LPSC for the 2006 test year. The filing reflected a 10.0% return on common equity, which is within the allowed earnings bandwidth, and an anticipated formula rate plan decrease of $23 million annually attributable to adjustments outside of the formula rate plan sharing mechanism related to capacity costs and the anticipated securitization of storm costs related to Hurricane Katrina and Hurricane Rita and the securitization of a storm reserve. In September 2007, Entergy Gulf States Louisiana modified the formula rate plan filing to reflect a 10.07% return on common equity, which is still within the allowed bandwidth. The modified filing also reflected implementation of a $4.1 million rate increase, subject to refund, attributable to recovery of additional LPSC-approved incremental deferred and ongoing capacity costs. The rate decrease anticipated in the original filing did not occur because of the additional capacity costs approved by the LPSC, and because securitization of storm costs associated with Hurricane Katrina and Hurricane Rita and the establishment of a storm reserve have not yet occurred. In October 2007, Entergy Gulf States Louisiana implemented a $16.4 million formula rate plan decrease that is due to the reclassification of certain franchise fees from base rates to collection via a line item on customer bills pursuant to an LPSC order. The LPSC staff issued its final report in December 2007, indicating a $1.6 million decrease in formula rate plan revenues for which interim rates were already in effect. In addition, the LPSC staff recommended that the LPSC give a one-year extension of Entergy Gulf States Louisiana's formula rate plan to synchronize with the final year of Entergy Louisiana's formula rate plan, or alternatively, to extend the formula rate plan for a longer period. Entergy Gulf States Louisiana indicated it is amenable to a one-year extension. An uncontested stipulated settlement was filed in February 2008 that will leave the current base rates in place and extend the formula rate plan for one year, and the LPSC approved the settlement in March 2008.

Retail Rates - Gas (Entergy Gulf States Louisiana)

In January 2008, Entergy Gulf States Louisiana filed with the LPSC its gas rate stabilization plan for the test year ending September 30, 2007.  The filing showed a revenue deficiency of $3.7 million based on a return on common equity mid-point of 10.5%. Entergy Gulf States Louisiana will implement a $3.4 million rate increase pursuant to an uncontested agreement with the LPSC staff.

Filings with the PUCT and Texas Cities

Entergy Texas made a rate filing in September 2007 with the PUCT requesting an annual rate increase totaling $107.5 million, including a base rate increase of $64.3 million and special riders totaling $43.2 million. The base rate increase includes $12.2 million for the storm damage reserve. Entergy Texas is requesting an 11% return on common equity. In December 2007 the PUCT issued an order setting September 26, 2008 as the effective date for the rate change from the rate filing. Testimony filed by the PUCT staff and intervenors generally asks for rates to be set lower than the rates now being charged by Entergy Texas. The hearing on the rate case is scheduled for May 2008.

Filings with the MPSC

In March 2008, Entergy Mississippi made its annual scheduled formula rate plan filing for the 2007 test year with the MPSC.  The filing showed that a $10.1 million increase in annual electric revenues is warranted. The filing is currently being reviewed by the Mississippi Public Utilities Staff.

Filings with the City Council

Retail Rates

In January 2008, Entergy New Orleans voluntarily implemented a 6.15% base rate credit for electric customers, which Entergy New Orleans estimates will return $10.6 million to electric customers in 2008. Entergy New Orleans was able to implement this credit because the recovery of New Orleans after Hurricane Katrina has been occurring faster than expected. In addition, Entergy New Orleans set aside $2.5 million for an Energy Efficiency Fund.

Fuel Adjustment Clause Litigation

See Note 2 to the financial statements in the Form 10-K for a discussion of the complaint filed in April 1999 by a group of ratepayers against Entergy New Orleans, Entergy Corporation, Entergy Services, and Entergy Power in state court in Orleans Parish purportedly on behalf of all Entergy New Orleans ratepayers and a corresponding complaint filed with the City Council. In February 2004, the City Council approved a resolution that resulted in a refund to customers of $11.3 million, including interest, during the months of June through September 2004. In May 2005 the Civil District Court for the Parish of Orleans affirmed the City Council resolution, finding no support for the plaintiffs' claim that the refund amount should be higher. In June 2005, the plaintiffs appealed the Civil District Court decision to the Louisiana Fourth Circuit Court of Appeal. On February 25, 2008, the Fourth Circuit Court of Appeal issued a decision affirming in part, and reversing in part, the Civil District Court's decision.  Although the Fourth Circuit Court of Appeal did not reverse any of the substantive findings and conclusions of the City Council or the Civil District Court, the Fourth Circuit found that the amount of the refund was arbitrary and capricious and increased the amount of the refund to $34.3 million.  Entergy New Orleans believes that the increase in the refund ordered by the Fourth Circuit is not justified. Entergy New Orleans, the City Council, and the plaintiffs requested rehearing, and in April 2008, the Fourth Circuit granted the plaintiffs' request for rehearing. In addition to changing the basis for the court's decision in the manner requested by the plaintiffs, the court also granted the plaintiffs' request that it provide for interest on the refund amount. The court denied the motions for rehearing filed by the City Council and Entergy New Orleans. In May 2008, Entergy New Orleans and the City Council filed petitions for appeal to the Louisiana Supreme Court, which has been opposed by the plaintiffs, and filed with the Louisiana Supreme Court applications for a writ of certiorari seeking, among other things, reversal of the Fourth Circuit decision.

System Energy Rate Proceeding

In March 2008, the LPSC filed a complaint at the FERC under Federal Power Act section 206 against System Energy and Entergy Services. The complaint requests that the FERC set System Energy's rate of return on common equity at no more than 9.75%. The LPSC's complaint further requests that System Energy base its decommissioning and depreciation expenses on a 60-year useful life for Grand Gulf as opposed to the 40-year life specified in the existing NRC operating license. The APSC, the City of New Orleans, the MPSC, and other parties have intervened in the proceeding. System Energy filed its answer to the complaint in April 2008, in which it denies the allegations of the LPSC and requests that the FERC dismiss the complaint without a hearing.

Electric Industry Restructuring in Texas

Refer to Note 2 to the financial statements in the Form 10-K for a discussion of electric industry restructuring activity that involves Entergy Texas.

NOTE 3. COMMON EQUITY

Common Stock

Earnings per Share

The following tables present Entergy's basic and diluted earnings per share calculations included on the consolidated income statement:
	For the Three Months Ended March 31,
	2008		2007
	(In Millions, Except Per Share Data)
		$/share		$/share
Earnings applicable to common stock	$308.7		$212.2

Average number of common shares outstanding - basic	192.6	$1.60	200.5	$1.06
Average dilutive effect of:
Stock Options	4.6	(0.037)	4.8	(0.025)
Equity Units	1.1	(0.009)	0.7	(0.003)
Deferred Units	-	(0.000)	0.1	(0.001)
Average number of common shares outstanding - diluted	198.3	$1.56	206.1	$1.03

Entergy's stock option and other equity compensation plans are discussed in Note 12 to the consolidated financial statements in the Form 10-K.

Treasury Stock

During the first quarter 2008, Entergy Corporation issued 245,349 shares of its previously repurchased common stock to satisfy stock option exercises and other stock-based awards. During the first quarter 2008, Entergy Corporation purchased 1,468,200 shares of common stock for a total purchase price of $158.2 million.

Retained Earnings

On April 8, 2008, Entergy Corporation's Board of Directors declared a common stock dividend of $0.75 per share, payable on June 2, 2008 to holders of record as of May 9, 2008.

Accumulated Other Comprehensive Income (Loss)

Based on market prices as of March 31, 2008, cash flow hedges with net unrealized losses of approximately $108.9 million net-of-tax at March 31, 2008 are expected to be reclassified from accumulated other comprehensive income to operating revenues during the next twelve months. The actual amount reclassified from accumulated other comprehensive income, however, could vary due to future changes in market prices. See Note 1 (Derivative Financial Instruments and Commodity Derivatives) and Note 16 to the financial statements in the Form 10-K for additional discussion of the accounting treatment of cash flow hedges.

NOTE 4. LINES OF CREDIT, RELATED SHORT-TERM BORROWINGS, AND LONG-TERM DEBT

Entergy Corporation has in place a credit facility that expires in August 2012 and has a borrowing capacity of $3.5 billion. Entergy Corporation also has the ability to issue letters of credit against the total borrowing capacity of the credit facility. The facility fee is currently 0.09% of the commitment amount. Facility fees and interest rates on loans under the credit facility can fluctuate depending on the senior unsecured debt ratings of Entergy Corporation. The weighted average interest rate as of March 31, 2008 was 3.831% on the drawn portion of the facility. Following is a summary of the borrowings outstanding and capacity available under the facility as of March 31, 2008.
Capacity	Borrowings	Letters of Credit	Capacity Available
(In Millions)

$3,500	$2,476	$71	$953

Entergy Corporation's facility requires it to maintain a consolidated debt ratio of 65% or less of its total capitalization. If Entergy fails to meet this ratio, or if Entergy or one of the Utility operating companies (except Entergy New Orleans) defaults on other indebtedness or is in bankruptcy or insolvency proceedings, an acceleration of the facility maturity date may occur.

Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, and Entergy Mississippi each had credit facilities available as of March 31, 2008 as follows:

Company	Expiration Date	Amount of Facility	Interest Rate (a)	Amount Drawn as of March 31, 2008

Entergy Arkansas	April 2008	$100 million (b)	4.75%	-
Entergy Gulf States Louisiana	August 2012	$100 million (c)	3.13%	-
Entergy Louisiana	August 2012	$200 million (d)	3.06%	-
Entergy Mississippi	May 2008	$30 million (e)	3.95%	-
Entergy Mississippi	May 2008	$20 million (e)	3.95%	-

(a)	The interest rate is the weighted average interest rate as of March 31, 2008 that would be applied to the outstanding borrowings under the facility.
(b)

In April 2008, Entergy Arkansas renewed its credit facility through April 2009. The renewed credit facility requires Entergy Arkansas to maintain a debt ratio of 65% or less of its total capitalization.

30

(c)

The credit facility allows Entergy Gulf States Louisiana to issue letters of credit against the borrowing capacity of the facility. As of March 31, 2008, no letters of credit were outstanding. The credit facility requires Entergy Gulf States Louisiana to maintain a consolidated debt ratio of 65% or less of its total capitalization. Pursuant to the terms of the credit agreement, the amount of debt assumed by Entergy Texas, currently $1.079 billion, is excluded from debt and capitalization in calculating the debt ratio.

(d)

The credit facility allows Entergy Louisiana to issue letters of credit against the borrowing capacity of the facility. As of March 31, 2008, no letters of credit were outstanding. The credit facility requires Entergy Louisiana to maintain a consolidated debt ratio of 65% or less of its total capitalization.

(e)

Borrowings under the Entergy Mississippi credit facilities may be secured by a security interest in its accounts receivable. Prior to expiration on May 31, 2008, Entergy Mississippi expects to renew both of its credit facilities.

The facility fees on the credit facilities range from 0.09% to 0.15% of the commitment amount.

The short-term borrowings of the Registrant Subsidiaries and certain other Entergy subsidiaries are limited to amounts authorized by the FERC. The current FERC-authorized limits are effective through March 31, 2010 (except Entergy Gulf States Louisiana and Entergy Texas, which are effective through November 8, 2009). In addition to borrowings from commercial banks, these companies are authorized under a FERC order to borrow from the Entergy System money pool. The money pool is an inter-company borrowing arrangement designed to reduce Entergy's subsidiaries' dependence on external short-term borrowings. Borrowings from the money pool and external borrowings combined may not exceed the FERC authorized limits. As of March 31, 2008, Entergy's subsidiaries' aggregate money pool and external short-term borrowings authorized limit was $2.1 billion, the aggregate outstanding borrowing from the money pool was $472 million, and Entergy's subsidiaries' had no outstanding short-term borrowing from external sources.

The following are the FERC-authorized limits for short-term borrowings and the outstanding short-term borrowings from the money pool for the Registrant Subsidiaries as of March 31, 2008:

	Authorized	Borrowings
	(In Millions)

Entergy Arkansas	$250	$91.4
Entergy Gulf States Louisiana	$200	-
Entergy Louisiana	$250	$47.5
Entergy Mississippi	$175	-
Entergy New Orleans	$100	-
System Energy	$200	-

Tax Exempt Bond Audit

The IRS completed an audit of certain Tax Exempt Bonds (Bonds) issued by St. Charles Parish, State of Louisiana (the Issuer). The Bonds were issued to finance previously unfinanced acquisition costs expended by Entergy Louisiana to acquire certain radioactive solid waste disposal facilities (the Facilities) at the Waterford Steam Electric Generating Station. In March and April 2005, the IRS issued proposed adverse determinations that the Issuer's 7.0% Series bonds due 2022, 7.5% Series bonds due 2021, and 7.05% Series bonds due 2022 were not tax exempt. The stated basis for these determinations was that radioactive waste did not constitute "solid waste" within the provisions of the Internal Revenue Code and therefore the Facilities did not qualify as solid waste disposal facilities. The three series of Bonds are the only series of bonds issued by the Issuer for the benefit of Entergy Louisiana that were the subject of audits by the IRS. Because the Issuer, Entergy Louisiana, and IRS Office of Appeals desired to settle the issue that was raised, Entergy Louisiana made a $1.25 million payment to the IRS. The terms of the settlement have no effect on the Issuer or the bondholders.

NOTE 5. STOCK-BASED COMPENSATION

Entergy grants stock options, which are described more fully in Note 12 to the consolidated financial statements in the Form 10-K. Entergy adopted SFAS 123R, "Share-Based Payment" on January 1, 2006. The adoption of the standard did not materially affect Entergy's financial position, results of operations, or cash flows because Entergy adopted the fair value based method of accounting for stock options prescribed by SFAS 123, "Accounting for Stock-Based Compensation" on January 1, 2003. Prior to 2003, Entergy applied the recognition and measurement principles of APB Opinion 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for those plans. Awards under Entergy's plans generally vest over three years.

The following table includes financial information for stock options for the first quarter for each of the years presented:
	2008	2007
	(In Millions)
Compensation expense included in Entergy's Net Income	$4.4	$3.3
Tax benefit recognized in Entergy's Net Income	$1.7	$1.3
Compensation cost capitalized as part of fixed assets and inventory	$0.8	$0.5

Entergy granted 1,637,400 stock options during the first quarter 2008 with a weighted-average fair value of $14.43. At March 31, 2008, there were 11,962,373 stock options outstanding with a weighted-average exercise price of $65.39. The aggregate intrinsic value of the stock options outstanding was $523 million.

NOTE 6. RETIREMENT AND OTHER POSTRETIREMENT BENEFITS

Components of Net Pension Cost

Entergy's qualified pension cost, including amounts capitalized, for the first quarters of 2008 and 2007, included the following components:

	2008	2007
	(In Thousands)

Service cost - benefits earned during the period	$22,598	$23,897
Interest cost on projected benefit obligation	51,647	45,862
Expected return on assets	(57,639)	(50,626)
Amortization of prior service cost	1,266	1,383
Amortization of loss	6,934	11,444
Net pension costs	$24,806	$31,960

The Registrant Subsidiaries' qualified pension cost, including amounts capitalized, for the first quarters of 2008 and 2007, included the following components:
		Entergy
	Entergy	Gulf States	Entergy	Entergy	Entergy	System
2008	Arkansas	Louisiana	Louisiana	Mississippi	New Orleans	Energy
	(In Thousands)
Service cost - benefits earned
during the period	$3,584	$1,841	$2,058	$1,063	$445	$930
Interest cost on projected
benefit obligation	11,616	5,047	6,784	3,627	1,415	1,937
Expected return on assets	(11,765)	(7,165)	(8,134)	(4,075)	(1,839)	(2,452)
Amortization of prior service cost	223	110	119	90	52	9
Amortization of loss	2,303	115	920	485	319	90
Net pension cost/(income)	$5,961	($52)	$1,747	$1,190	$392	$514

		Entergy
	Entergy	Gulf States	Entergy	Entergy	Entergy	System
2007	Arkansas	Louisiana	Louisiana	Mississippi	New Orleans	Energy
	(In Thousands)
Service cost - benefits earned
during the period	$3,638	$3,011	$2,231	$1,089	$470	$1,021
Interest cost on projected
benefit obligation	10,498	8,139	6,251	3,371	1,260	1,710
Expected return on assets	(11,009)	(10,750)	(7,808)	(3,837)	(1,446)	(2,136)
Amortization of prior service cost	412	304	160	114	44	12
Amortization of loss	2,721	623	1,433	749	368	151
Net pension cost	$6,260	$1,327	$2,267	$1,486	$696	$758

Entergy recognized $4.3 million and $4.0 million in pension cost for its non-qualified pension plans in the first quarters of 2008 and 2007, respectively.

The Registrant Subsidiaries recognized the following pension cost for their non-qualified pension plans in the first quarters of 2008 and 2007:
		Entergy
	Entergy	Gulf States	Entergy	Entergy	Entergy
	Arkansas	Louisiana	Louisiana	Mississippi	New Orleans
	(In Thousands)
Non-Qualified Pension Cost First Quarter 2008	$133	$78	$7	$54	$12
Non-Qualified Pension Cost First Quarter 2007	$123	$317	$6	$44	$57

Components of Net Other Postretirement Benefit Cost

Entergy's other postretirement benefit cost, including amounts capitalized, for the first quarters of 2008 and 2007, included the following components:
	2008	2007
	(In Thousands)

Service cost - benefits earned during the period	$11,800	$10,893
Interest cost on APBO	17,824	15,686
Expected return on assets	(7,027)	(6,260)
Amortization of transition obligation	957	958
Amortization of prior service cost	(4,104)	(3,959)
Amortization of loss	3,890	4,743
Net other postretirement benefit cost	$23,340	$22,061

The Registrant Subsidiaries' other postretirement benefit cost, including amounts capitalized, for the first quarters of 2008 and 2007, included the following components:

		Entergy
	Entergy	Gulf States	Entergy	Entergy	Entergy	System
2008	Arkansas	Louisiana	Louisiana	Mississippi	New Orleans	Energy
	(In Thousands)
Service cost - benefits earned
during the period	$1,706	$1,251	$1,099	$514	$295	$513
Interest cost on APBO	3,443	1,917	2,187	1,141	953	531
Expected return on assets	(2,492)	-	-	(905)	(789)	(511)
Amortization of transition obligation	205	84	96	88	415	2
Amortization of prior service cost	(197)	146	117	(62)	90	(283)
Amortization of loss	1,440	494	677	534	291	177
Net other postretirement benefit cost	$4,105	$3,892	$4,176	$1,310	$1,255	$429

		Entergy
	Entergy	Gulf States	Entergy	Entergy	Entergy	System
2007	Arkansas	Louisiana	Louisiana	Mississippi	New Orleans	Energy
	(In Thousands)
Service cost - benefits earned
during the period	$1,525	$1,547	$973	$476	$255	$451
Interest cost on APBO	3,037	2,876	1,941	1,049	870	433
Expected return on assets	(2,231)	(1,697)	-	(819)	(682)	(470)
Amortization of transition obligation	205	151	96	88	416	2
Amortization of prior service cost	(197)	218	117	(62)	90	(283)
Amortization of loss	1,500	793	764	613	282	149
Net other postretirement benefit cost	$3,839	$3,888	$3,891	$1,345	$1,231	$282

Employer Contributions

Based on current assumptions, Entergy expects to contribute $226 million to its qualified pension plans in 2008. As of the end of April 2008, Entergy had contributed $98 million to its pension plans. Therefore, Entergy presently anticipates contributing an additional $128 million to fund its qualified pension plans in 2008.

Based on current assumptions, the Registrant Subsidiaries expect to contribute the following to qualified pension plans in 2008:

		Entergy
	Entergy	Gulf States	Entergy	Entergy	Entergy	System
	Arkansas	Louisiana	Louisiana	Mississippi	New Orleans	Energy
	(In Thousands)
Expected 2008 pension contributions disclosed in Form 10-K	$40,470	$37,756	$ -	$10,955	$ -	$ -
Pension contributions made through April 2008	$10,710	$13,763	$ -	$2,899	$ -	$ -
Remaining estimated pension contributions to be made in 2008	$29,760	$23,993	$ -	$8,056	$ -	$ -

Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Medicare Act)

Based on actuarial analysis, the estimated impact of future Medicare subsidies reduced the December 31, 2007 Accumulated Postretirement Benefit Obligation (APBO) by $182 million, and reduced the first quarter 2008 and 2007 other postretirement benefit cost by $6.2 million and $6.5 million, respectively.

Based on actuarial analysis, the estimated impact of future Medicare subsidies reduced the December 31, 2007 APBO and the first quarters 2008 and 2007 other postretirement benefit cost for the Registrant Subsidiaries as follows:
		Entergy
	Entergy	Gulf States	Entergy	Entergy	Entergy	System
	Arkansas	Louisiana	Louisiana	Mississippi	New Orleans	Energy
	(In Thousands)
Reduction in 12/31/2007 APBO	($39,653)	($19,662)	($21,797)	($13,223)	($9,487)	($6,185)
Reduction in first quarter 2008
other postretirement benefit cost	($1,266)	($876)	($706)	($406)	($279)	($236)
Reduction in first quarter 2007
other postretirement benefit cost	($1,376)	($1,222)	($762)	($438)	($311)	($246)

For further information on the Medicare Act refer to Note 11 to the financial statements in the Form 10-K.

NOTE 7. BUSINESS SEGMENT INFORMATION

Entergy Corporation

Entergy's reportable segments as of March 31, 2008 are Utility and Non-Utility Nuclear. Utility generates, transmits, distributes, and sells electric power in portions of Arkansas, Louisiana, Mississippi, and Texas, and provides natural gas utility service in portions of Louisiana. Non-Utility Nuclear owns and operates six nuclear power plants and is primarily focused on selling electric power produced by those plants to wholesale customers. "All Other" includes the parent company, Entergy Corporation, and other business activity, including the non-nuclear wholesale assets business, the Competitive Retail Services business, and earnings on the proceeds of sales of previously-owned businesses. As a result of the Entergy New Orleans bankruptcy filing, Entergy discontinued the consolidation of Entergy New Orleans retroactive to January 1, 2005, and reported Entergy New Orleans results under the equity method of accounting in the Utility segment in 2006 and 2005. On May 7, 2007, the bankruptcy judge entered an order confirming Entergy New Orleans' plan of reorganization. With confirmation of the plan of reorganization, Entergy reconsolidated Entergy New Orleans in the second quarter 2007, retroactive to January 1, 2007.

Entergy's segment financial information for the first quarters of 2008 and 2007 is as follows:

	Utility	Non-Utility Nuclear*	All Other*	Eliminations	Consolidated
	(In Thousands)
2008
Operating Revenues	$2,136,330	$680,484	$54,800	($6,880)	$2,864,734
Equity in loss of unconsolidated
equity affiliates	$-	$-	($929)	$-	($929)
Income Taxes (Benefit)	$84,243	$124,973	($16,213)	$-	$193,003
Net Income (Loss)	$117,147	$221,697	($30,095)	$-	$308,749
Total Assets	$26,201,946	$7,175,012	$1,938,323	($1,450,448)	$33,864,833

2007
Operating Revenues	$2,197,099	$458,251	$45,048	($6,338)	$2,694,060
Equity in earnings (loss) of
unconsolidated equity affiliates	($1)	$-	$1,625	$-	$1,624
Income Taxes (Benefit)	$80,692	$84,735	($19,362)	$-	$146,065
Net Income (Loss)	$104,450	$128,170	($20,425)	$-	$212,195
Total Assets	$25,695,295	$5,518,895	$2,882,628	($2,421,989)	$31,674,829

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

NOTE 8. ACQUISITION

Calcasieu (Entergy Gulf States Louisiana)

In March 2008, Entergy Gulf States Louisiana purchased the Calcasieu Generating Facility, a 322 MW simple-cycle gas-fired power plant located near the city of Sulphur in southwestern Louisiana, for approximately $56.4 million from Dynegy, Inc. Entergy Gulf States Louisiana received the plant, materials and supplies, SO2 emission allowances, and related real estate in the transaction. The FERC and the LPSC approved the acquisition.

NOTE 9. RISK MANAGEMENT AND FAIR VALUE

See Note 16 to the financial statements in the Form 10-K for a discussion of Entergy's and the Registrant Subsidiaries' exposure to market and commodity risks. See Note 17 to the financial statements in the Form 10-K for a discussion of Entergy's and the Registrant Subsidiaries' decommissioning trust funds.

Effective January 1, 2008 Entergy and the Registrant Subsidiaries adopted Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" (SFAS 157), which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 generally does not require any new fair value measurements. However, in some cases, the application of SFAS 157 in the future may change Entergy's and the Registrant Subsidiaries' practice for measuring and disclosing fair values under other accounting pronouncements that require or permit fair value measurements.

SFAS 157 defines fair value as an exit price, or the price that would be received to sell an asset or the amount that would be paid to transfer a liability in an orderly transaction between knowledgeable market participants at date of measurement. Entergy and the Registrant Subsidiaries use assumptions or market input data that market participants would use in pricing assets or liabilities at fair value. The inputs can be readily observable, corroborated by market data, or generally unobservable. Entergy and the Registrant Subsidiaries endeavor to use the best available information to determine fair value.

SFAS 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy establishes the highest priority for unadjusted market quotes in an active market for the identical asset or liability and the lowest priority for unobservable inputs. The three levels of fair value hierarchy defined in SFAS 157 are as follows:

  Level 1 - Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the entity has the ability to access at the measurement date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of individually owned common stocks and debt instruments.
  Level 2 - Level 2 inputs are inputs other than quoted prices included in level 1 that are, either directly or indirectly, observable for the asset or liability at the measurement date. Level 2 inputs include the following:
        quoted prices for similar assets or liabilities in active markets;
        quoted prices for identical assets or liabilities in inactive markets;
        inputs other than quoted prices that are observable for the asset or liability; or
        inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 2 consists primarily of individually owned debt instruments or shares in common trusts.

  Level 3- Level 3 inputs are pricing inputs that are generally less observable or unobservable from objective sources. These inputs are used with internally developed methodologies to produce management's best estimate of fair value for the asset or liability. Level 3 consists primarily of derivative power contracts used as cash flow hedges of power sales at unregulated power plants.

The following table sets forth, by level within the fair value hierarchy established by SFAS 157, Entergy's assets and liabilities that are accounted for at fair value on a recurring basis as of March 31, 2008. The assessment of the significance of a particular input to a fair value measurement requires judgment and may affect their placement within the fair value hierarchy levels.

	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Decommissioning trust funds	$580	$2,601	$-	$3,181
Gas hedge contracts	86	-	-	86
	$666	$2,601	$-	$3,267

Liabilities:
Derivatives	$-	$-	$288	$288

The following table sets forth a reconciliation of changes in the liabilities for the fair value of derivatives classified as level 3 in the SFAS 157 fair value hierarchy (in millions):

Balance as of January 1, 2008	$12

Price changes	196
Originated	74
Settlements	6

Balance as of March 31, 2008	$288

The following table sets forth, by level within the fair value hierarchy established by SFAS 157, the Registrant Subsidaries' assets that are accounted for at fair value on a recurring basis as of March 31, 2008. The assessment of the significance of a particular input to a fair value measurement requires judgment and may affect its placement within the fair value hierarchy levels.

	Level 1	Level 2	Level 3	Total
	(In Millions)
Entergy Arkansas:
Assets:
Decommissioning trust funds	$49.8	$396.6	$-	$446.4

Entergy Gulf States Louisiana:
Assets:
Decommissioning trust funds	$15.9	$332.9	$-	$348.8
Gas hedge contracts	18.9	-	-	18.9
	$34.8	$332.9	$-	$367.7

Entergy Louisiana:
Assets:
Decommissioning trust funds	$42.4	$166.6	$-	$209.0
Gas hedge contracts	36.9	-	-	36.9
	$79.3	$166.6	$-	$245.9

Entergy Mississippi:
Assets:
Gas hedge contracts	$30.6	$-	$-	$30.6

System Energy:
Assets:
Decommissioning trust funds	$69.7	$235.0	$-	$304.7

NOTE 10. INCOME TAXES

Income Tax Audits and Litigation

In the first quarter 2008, Entergy agreed to concede the issue relating to the simplified method of allocating the "mixed service costs" component of overhead. Entergy's concession will result in an increase to taxable income for income tax purposes of $361 million for 2005 and $240 million for 2006. Because Entergy has a consolidated net operating loss carryover into these years, this concession has the effect of reducing the consolidated net operating loss carryover. Entergy's concession will not have a material effect on the Registrant Subsidiaries' net income. Of the total increase to taxable income for income tax purposes of $601 million, the taxable income for income tax purposes of the Registrant Subsidiaries increased as follows: Entergy Arkansas, $173 million; Entergy Gulf States Louisiana, $199 million; Entergy Louisiana, $15 million; Entergy Mississippi, $89 million; Entergy New Orleans, $15 million; and System Energy, $20 million.

NOTE 11. ENTERGY GULF STATES LOUISIANA BASIS OF PRESENTATION

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

As the successor to Entergy Gulf States, Inc. for financial reporting purposes, Entergy Gulf States Louisiana's income statement and cash flow statement for three months ended March 31, 2007 include the operations of Entergy Texas. Entergy Gulf States Louisiana's balance sheets as of December 31, 2007 and March 31, 2008 reflect the effects of the separation of the Texas business.

NOTE 12. NEW ACCOUNTING PRONOUNCEMENTS

In March 2008 the FASB issued Statement of Financial Accounting Standards No. 161 "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" (SFAS 161), which requires enhanced disclosures about an entity's derivative and hedging activities. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

__________________________________

In the opinion of the management of Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals and reclassification of previously reported amounts to conform to current classifications) necessary for a fair statement of the results for the interim periods presented. The business of the Registrant Subsidiaries is subject to seasonal fluctuations, however, with the peak periods occurring during the third quarter. The results for the interim periods presented should not be used as a basis for estimating results of operations for a full year.

Part I, Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of March 31, 2008, evaluations were performed under the supervision and with the participation of Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy Resources (individually "Registrant" and collectively the "Registrants") management, including their respective Chief Executive Officers (CEO) and Chief Financial Officers (CFO). The evaluations assessed the effectiveness of the Registrants' disclosure controls and procedures. Based on the evaluations, each CEO and CFO has concluded that, as to the Registrant or Registrants for which they serve as CEO or CFO, the Registrant's or Registrants' disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms; and that the Registrant's or Registrants' disclosure controls and procedures are also effective in reasonably assuring that such information is accumulated and communicated to the Registrant's or Registrants' management, including their respective CEOs and CFOs, as appropriate to allow timely decisions regarding required disclosure.

ENTERGY ARKANSAS, INC.

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Net income decreased $6.2 million for the first quarter 2008 compared to the first quarter 2007 primarily due to higher other operation and maintenance expenses, lower net revenue, and lower other income partially offset by lower taxes other than income taxes.

Net Revenue

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits). Following is an analysis of the change in net revenue comparing the first quarter 2008 to the first quarter 2007.

Amount
(In Millions)

2007 net revenue	$253.3
Deferred fuel cost revisions	(5.8)
Volume/weather	(1.9)
Purchased power capacity	(1.8)
Net wholesale revenue	3.2
Other	1.2
2008 net revenue	$248.2

The deferred fuel cost revisions variance is primarily due to the 2006 energy cost recovery true-up, made in the first quarter 2007, which increased net revenue by $6.6 million.

The volume/weather variance is primarily due to decreased usage during the unbilled sales period. See Note 1 to the financial statements in the Form 10-K for a discussion of the accounting for unbilled revenues.

The purchased power capacity variance is primarily due to higher purchased power capacity charges partially offset by lower reserve equalization expenses.

The net wholesale revenue variance is primarily due to improved results from wholesale contracts and higher wholesale prices.

Gross operating revenues, fuel and purchased power expenses, and other regulatory charges (credits)

The gross operating revenues variance includes the following:

  a decrease of $83.1 million in fuel cost recovery revenues due to a change in the energy cost recovery rider effective April 2007. The energy cost recovery rider filings are discussed in Note 2 to the financial statements in the Form 10-K;
  an increase of $57.3 million in production cost allocation rider revenues which became effective in July 2007 as a result of the System Agreement proceedings. As a result of the System Agreement proceedings, Entergy Arkansas also has a corresponding increase in deferred fuel expense for payments to other Entergy system companies such that there is no effect on net income. Entergy Arkansas made these payments over a seven-month period in 2007 but collections from customers are occurring over a twelve-month period. The production cost allocation rider and System Agreement proceedings are discussed in Note 2 to the financial statements in the Form 10-K; and
  an increase of $17.9 million in gross wholesale revenue due to higher wholesale prices.

The fuel and purchased power expenses variance includes the following:

  a decrease in deferred fuel expense due to a lower energy cost recovery rate, as discussed above;
  an increase of $57.3 million in deferred fuel expense related to System Agreement payments, as discussed above; and
  an increase in purchased power expenses due to an increase in the average market price of purchased power and an increase in volume as a result of an outage at ANO in March 2008.

Other Income Statement Variances

Other operation and maintenance expenses increased primarily due to an increase of $11.4 million in storm damage charges as a result of several storms hitting Entergy Arkansas' service territory in the first quarter 2008. Entergy Arkansas discontinued regulatory storm reserve accounting beginning July 2007 as a result of the APSC order issued in Entergy Arkansas' rate case. As a result, non-capital storm expenses are charged to other operation and maintenance expenses.

Taxes other than income taxes decreased primarily due to a $3.5 million decrease related to resolution in the first quarter 2008 of issues relating to tax exempt bonds.

Other income decreased primarily due to a revision in 2007 to the allowance for equity funds used during construction related to removal costs and a decrease in interest earned on money pool investments.

Interest and other charges decreased primarily due to interest expense of $2.9 million recorded in the first quarter 2007 on advances from independent power producers per a FERC order, partially offset by a revision to the allowance for borrowed funds used during construction related to removal costs.

Income Taxes

The effective income tax rates for the first quarters of 2008 and 2007 were 41.7% and 45.4%, respectively. The difference in the effective income tax rate for the first quarter 2008 versus the federal statutory rate of 35.0% is primarily due to book and tax differences related to utility plant items and an adjustment of the federal tax reserve for prior tax years, partially offset by flow-through book and tax timing differences. The difference in the effective income tax rate for the first quarter 2007 versus the federal statutory rate of 35.0% is primarily due to book and tax differences related to utility plant items and state income taxes, partially offset by book and tax differences related to the allowance for equity funds used during construction.

Liquidity and Capital Resources

Cash Flow

Cash flows for the first quarters of 2008 and 2007 were as follows:
	2008	2007
	(In Thousands)

Cash and cash equivalents at beginning of period	$212	$34,815

Cash flow provided by (used in):
Operating activities	103,754	208,282
Investing activities	(99,056)	(115,117)
Financing activities	5,129	(17,518)
Net increase in cash and cash equivalents	9,827	75,647

Cash and cash equivalents at end of period	$10,039	$110,462

Operating Activities

Cash flow from operations decreased $104.5 million for the first quarter 2008 compared to the first quarter 2007 primarily due to decreased recovery of deferred fuel costs and the timing of payments to vendors.

Investing Activities

Net cash flow used in investing activities decreased $16.1 million for the first quarter 2008 compared to the first quarter 2007 primarily due an increase in the money pool receivable in 2007. The decrease was partially offset by an increase in fossil construction expenditures related to a project that began in 2008.

Financing Activities

Financing activities provided $5.1 million of cash for the first quarter 2008 compared to using $17.5 million of cash for the first quarter 2007 primarily due to Entergy Arkansas increasing its money pool borrowings outstanding and a decrease in common stock dividends paid.

Capital Structure

Entergy Arkansas' capitalization is balanced between equity and debt, as shown in the following table.

	March 31, 2008	December 31, 2007

Net debt to net capital	48.6%	49.0%
Effect of subtracting cash from debt	0.2%	0.0%
Debt to capital	48.8%	49.0%

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

In April 2008, Entergy Arkansas renewed its $100 million credit facility through April 2009. There were no outstanding borrowings under the Entergy Arkansas credit facility as of March 31, 2008.

Entergy Arkansas' receivables from or (payables to) the money pool were as follows:

March 31, 2008	December 31, 2007	March 31, 2007	December 31, 2006
(In Thousands)

($91,448)	($77,882)	$62,748	$16,109

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Significant Factors and Known Trends

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends" in the Form 10-K for a discussion of state and local rate regulation, federal regulation, Energy Policy Act of 2005, utility restructuring, nuclear matters, and environmental risks. Following are updates to the information provided in the Form 10-K.

State and Local Rate Regulation

Ouachita Acquisition

Entergy Arkansas filed with the APSC in September 2007 for its approval of the Ouachita plant acquisition, including full cost recovery.  The APSC Staff and the Arkansas attorney general have supported Entergy Arkansas' acquisition of the plant, but oppose the sale of one-third of the capacity and energy to Entergy Gulf States Louisiana.  The industrial group AEEC has opposed Entergy Arkansas' purchase of the plant.  The Arkansas attorney general has opposed recovery of the non-fuel costs of the plant through a separate rider, while the APSC Staff recommended revisions to the rider. In December 2007, the APSC issued an order approving recovery through a rider of the capacity costs associated with the interim tolling agreement, which will be in effect until APSC action on the acquisition of the plant. A hearing before the APSC was held in April 2008 to address Entergy Arkansas' request for acquisition of the plant and concurrent cost recovery, and a decision is pending.

On March 18, 2008 the Arkansas attorney general and the AEEC filed a notice of appeal of the December 2007 APSC order that approved recovery through a rider of the capacity costs associated with the interim tolling agreement. Entergy Arkansas will respond to the positions of the Arkansas attorney general and the AEEC in the appeal.

Production Cost Allocation Rider

In its June 2007 decision on Entergy Arkansas' August 2006 rate filing, the APSC approved a production cost allocation rider for recovery from customers of the retail portion of the costs allocated to Entergy Arkansas as a result of the System Agreement proceedings, but set a termination date of December 31, 2008 for the rider. In December 2007, the APSC issued a subsequent order stating the production cost allocation rider will remain in effect, and any future termination of the rider will be subject to eighteen months advance notice by the APSC, which would occur following notice and hearing. On March 18, 2008 the Arkansas attorney general and the AEEC filed a notice of appeal of the December 2007 APSC order. Entergy Arkansas will respond to the positions of the Arkansas attorney general and the AEEC in the appeal.

Energy Cost Recovery Rider

Entergy Arkansas' retail rates include an energy cost recovery rider. In December 2007, the APSC issued an order stating that Entergy Arkansas' energy cost recovery rider will remain in effect, and any future termination of the rider will be subject to eighteen months advance notice by the APSC, which would occur following notice and hearing. On March 18, 2008 the Arkansas attorney general and the AEEC filed a notice of appeal of the December 2007 APSC order. Entergy Arkansas will respond to the positions of the Arkansas attorney general and the AEEC in the appeal.

In March 2008, Entergy Arkansas filed with the APSC its annual energy cost rate for the period April 2008 through March 2009. The filed energy cost rate increased from $0.01179/kWh to $0.01869/kWh. The increase was caused by the following: 1) all three of the nuclear power plants from which Entergy Arkansas obtains power, ANO 1 and 2 and Grand Gulf, will have refueling outages in 2008, and the energy cost rate is adjusted to account for the replacement power costs that will be incurred while these units are down; 2) Entergy Arkansas has a deferred fuel cost balance from under-recovered fuel costs at December 31, 2007; and 3) fuel and purchased power prices have increased.

Federal Regulation

See "System Agreement Proceedings" and "Independent Coordinator of Transmission" in the "Significant Factors and Known Trends" section of Entergy Corporation and Subsidiaries Management's Financial Discussion and Analysis for updates to the discussion in the Form 10-K.

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

ENTERGY ARKANSAS, INC.
INCOME STATEMENTS
For the Three Months Ended March 31, 2008 and 2007
(Unaudited)

	2008	2007
	(In Thousands)

OPERATING REVENUES
Electric	$499,374	$502,738

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	83,562	138,039
Purchased power	166,524	116,405
Nuclear refueling outage expenses	6,931	7,013
Other operation and maintenance	107,123	99,855
Decommissioning	8,552	8,000
Taxes other than income taxes	15,739	19,983
Depreciation and amortization	57,237	56,065
Other regulatory charges (credits) - net	1,045	(5,028)
TOTAL	446,713	440,332

OPERATING INCOME	52,661	62,406

OTHER INCOME
Allowance for equity funds used during construction	1,778	5,596
Interest and dividend income	5,257	7,583
Miscellaneous - net	(1,014)	(1,206)
TOTAL	6,021	11,973

INTEREST AND OTHER CHARGES
Interest on long-term debt	18,628	19,354
Other interest - net	1,938	4,897
Allowance for borrowed funds used during construction	(850)	(2,744)
TOTAL	19,716	21,507

INCOME BEFORE INCOME TAXES	38,966	52,872

Income taxes	16,248	23,990

NET INCOME	22,718	28,882

Preferred dividend requirements and other	1,718	1,718

EARNINGS APPLICABLE TO
COMMON STOCK	$21,000	$27,164

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC.
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2008 and 2007
(Unaudited)

	2008	2007
	(In Thousands)

OPERATING ACTIVITIES
Net income	$22,718	$28,882
Adjustments to reconcile net income to net cash flow provided by operating activities:
Reserve for regulatory adjustments	(3,010)	(552)
Other regulatory charges (credits) - net	1,045	(5,028)
Depreciation, amortization, and decommissioning	65,789	64,065
Deferred income taxes, investment tax credits, and non-current taxes accrued	21,837	67,346
Changes in working capital:
Receivables	48,573	39,292
Fuel inventory	(7,339)	(12,908)
Accounts payable	(71,886)	(27,956)
Taxes accrued	-	(30,513)
Interest accrued	2,771	596
Deferred fuel costs	27,179	84,739
Other working capital accounts	(7,711)	3,845
Provision for estimated losses and reserves	285	134
Changes in other regulatory assets	8,132	8,441
Other	(4,629)	(12,101)
Net cash flow provided by operating activities	103,754	208,282

INVESTING ACTIVITIES
Construction expenditures	(97,961)	(72,495)
Allowance for equity funds used during construction	1,778	5,596
Nuclear fuel purchases	(58,998)	(30,530)
Proceeds from sale/leaseback of nuclear fuel	60,184	32,601
Proceeds from nuclear decommissioning trust fund sales	23,449	7,008
Investment in nuclear decommissioning trust funds	(27,508)	(10,658)
Change in money pool receivable - net	-	(46,639)
Net cash flow used in investing activities	(99,056)	(115,117)

FINANCING ACTIVITIES
Change in money pool payable - net	13,566	-
Dividends paid:
Common stock	(5,000)	(15,800)
Preferred stock	(3,437)	(1,718)
Net cash flow provided by (used in) financing activities	5,129	(17,518)

Net increase in cash and cash equivalents	9,827	75,647

Cash and cash equivalents at beginning of period	212	34,815

Cash and cash equivalents at end of period	$10,039	$110,462

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period for:
Interest - net of amount capitalized	$15,227	$20,361
Income taxes	($3,554)	$-

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC.
BALANCE SHEETS
ASSETS
March 31, 2008 and December 31, 2007
(Unaudited)

	2008	2007
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents	$10,039	$212
Accounts receivable:
Customer	97,384	85,414
Allowance for doubtful accounts	(16,573)	(16,649)
Associated companies	79,458	75,756
Other	73,173	124,111
Accrued unbilled revenues	54,857	68,240
Total accounts receivable	288,299	336,872
Deferred fuel costs	87,584	114,763
Fuel inventory - at average cost	27,844	20,505
Materials and supplies - at average cost	108,969	106,165
Deferred nuclear refueling outage costs	23,418	17,623
System agreement cost equalization	268,000	268,000
Prepayments and other	10,687	16,511
TOTAL	824,840	880,651

OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity	11,203	11,203
Decommissioning trust funds	451,337	466,348
Non-utility property - at cost (less accumulated depreciation)	1,442	1,442
Other	5,391	5,391
TOTAL	469,373	484,384

UTILITY PLANT
Electric	6,880,975	6,792,825
Property under capital lease	1,734	2,436
Construction work in progress	152,503	146,651
Nuclear fuel under capital lease	125,727	124,585
Nuclear fuel	17,655	19,548
TOTAL UTILITY PLANT	7,178,594	7,086,045
Less - accumulated depreciation and amortization	3,159,458	3,112,896
UTILITY PLANT - NET	4,019,136	3,973,149

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
SFAS 109 regulatory asset - net	99,487	93,557
Other regulatory assets	522,146	534,937
Other	36,028	33,128
TOTAL	657,661	661,622

TOTAL ASSETS	$5,971,010	$5,999,806

See Notes to Financial Statements.

48

ENTERGY ARKANSAS, INC.
BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY
March 31, 2008 and December 31, 2007
(Unaudited)

	2008	2007
	(In Thousands)

CURRENT LIABILITIES
Accounts payable:
Associated companies	$440,219	$486,201
Other	87,908	100,246
Customer deposits	59,188	57,751
Accumulated deferred income taxes	16,338	26,964
Interest accrued	20,218	17,447
Obligations under capital leases	49,048	49,738
Other	11,681	10,890
TOTAL	684,600	749,237

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,365,218	1,330,324
Accumulated deferred investment tax credits	54,861	55,854
Obligations under capital leases	78,412	77,283
Other regulatory liabilities	98,440	117,510
Decommissioning	514,178	505,626
Accumulated provisions	14,699	14,414
Pension and other postretirement liabilities	261,579	260,381
Long-term debt	1,316,061	1,314,525
Other	66,050	73,739
TOTAL	3,769,498	3,749,656

Commitments and Contingencies

SHAREHOLDERS' EQUITY
Preferred stock without sinking fund	116,350	116,350
Common stock, $0.01 par value, authorized 325,000,000
shares; issued and outstanding 46,980,196 shares in 2008
and 2007	470	470
Paid-in capital	588,527	588,527
Retained earnings	811,565	795,566
TOTAL	1,516,912	1,500,913

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$5,971,010	$5,999,806

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC.
SELECTED OPERATING RESULTS
For the Three Months Ended March 31, 2008 and 2007
(Unaudited)

			Increase/
Description	2008	2007	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$ 179	$ 181	($ 2)	(1)
Commercial	94	99	(5)	(5)
Industrial	92	102	(10)	(10)
Governmental	4	5	(1)	(20)
Total retail	369	387	(18)	(5)
Sales for resale
Associated companies	96	78	18	23
Non-associated companies	33	33	-	-
Other	1	5	(4)	(80)
Total	$ 499	$ 503	($ 4)	(1)

Billed Electric Energy
Sales (GWh):
Residential	2,143	2,032	111	5
Commercial	1,347	1,327	20	2
Industrial	1,713	1,721	(8)	-
Governmental	65	65	-	-
Total retail	5,268	5,145	123	2
Sales for resale
Associated companies	1,954	1,993	(39)	(2)
Non-associated companies	540	669	(129)	(19)
Total	7,762	7,807	(45)	(1)

ENTERGY GULF STATES LOUISIANA, L.L.C.

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Jurisdictional Separation of Entergy Gulf States, Inc. into Entergy Gulf States Louisiana and Entergy Texas

See Part I, Item 1 in the Form 10-K and Entergy Gulf States Louisiana's Management's Financial Discussion and Analysis in the Form 10-K for a discussion of the jurisdictional separation of Entergy Gulf States, Inc. into two vertically integrated utility companies, one operating under the sole retail jurisdiction of the PUCT, Entergy Texas, and the other operating under the sole retail jurisdiction of the LPSC, Entergy Gulf States Louisiana.

Entergy Gulf States Louisiana is the successor for financial reporting purposes to Entergy Gulf States, Inc. Entergy Gulf States Louisiana's Income Statement and Cash Flow Statement for the three months ended March 31, 2008 reflect the effects of the separation of the Texas business. Entergy Gulf States Louisiana's Income Statement and Cash Flow Statement for the three months ended March 31, 2007 include the operations of Entergy Texas. Entergy Gulf States Louisiana's balance sheets as of March 31, 2008 and December 31, 2007 reflect the effects of the separation of the Texas business.

On March 31, 2008, pursuant to the LPSC order approving the jurisdictional separation plan, Entergy Gulf States Louisiana made its jurisdictional separation plan balance sheet compliance filing with the LPSC.

Results of Operations

Following are income statement variances for Entergy Gulf States Louisiana comparing the first quarter 2008 to the first quarter 2007 showing how much the line item increased or (decreased) in comparison to the prior period:
	First Quarter 2007	Variance caused by the jurisdictional separation	Variance caused by other factors	First Quarter 2008
	(In Thousands)

Net revenue (operating revenue less fuel expense, purchased power, and other regulatory charges/credits)	$278,452	($75,574)	($7,388)	$195,490
Other operation and maintenance expenses	125,854	(41,951)	(4,426)	79,477
Taxes other than income taxes	31,311	(13,133)	(896)	17,282
Depreciation	52,415	(17,134)	(2,155)	33,126
Other expenses	6,500	(42)	280	6,738
Other income	20,807	4,009	(1,243)	23,573
Interest charges	37,349	(4,974)	(864)	31,511
Income taxes	18,233	2,273	(403)	20,103

Net Income (Loss)	$27,597	$3,396	($167)	$30,826

Net Income

Net income increased by $3.2 million primarily due to the jurisdictional separation of Entergy Gulf States, Inc. into Entergy Gulf States Louisiana and Entergy Texas, effective December 31, 2007. For the first quarter 2007, Entergy Texas reported a net loss of $3.4 million.

Net Revenue

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses and 3) other regulatory charges. Following is an analysis of the change in net revenue comparing the first quarter 2008 to the first quarter 2007.
Amount
(In Millions)

2007 net revenue	$278.5
Jurisdictional separation	(75.6)
Other	(7.4)
2008 net revenue	$195.5

Net revenue decreased primarily due to the jurisdictional separation of Entergy Gulf States, Inc. into Entergy Gulf States Louisiana and Entergy Texas, effective December 31, 2007. The remaining variance was caused by various individually insignificant factors.

Gross operating revenues and fuel and purchased power expenses

Gross operating revenues and fuel and purchased power expenses both decreased primarily due to the jurisdictional separation of Entergy Gulf States, Inc. into Entergy Gulf States Louisiana and Entergy Texas, effective December 31, 2007.

Other Income Statement Variances

Other operation and maintenance decreased primarily due to the jurisdictional separation of Entergy Gulf States, Inc. into Entergy Gulf States Louisiana and Entergy Texas, effective December 31, 2007. The remaining variance was caused by various individually insignificant factors.

Taxes other than income taxes decreased primarily due to the jurisdictional separation of Entergy Gulf States, Inc. into Entergy Gulf States Louisiana and Entergy Texas, effective December 31, 2007.

Depreciation and amortization decreased primarily due to the jurisdictional separation of Entergy Gulf States, Inc. into Entergy Gulf States Louisiana and Entergy Texas, effective December 31, 2007.

Other income includes $15 million in interest and dividend income in 2008 related to the debt assumption agreement between Entergy Gulf States Louisiana and Entergy Texas and the $1.079 billion of debt assumed by Entergy Texas. Entergy Gulf States Louisiana remains primarily liable on this debt. This income is partially offset by $11 million of other income reported by Entergy Texas for the first quarter 2007. The income from the debt assumption agreement offsets the interest expense on the portion long-term debt assumed by Entergy Texas.

Interest and other charges decreased primarily due to the jurisdictional separation of Entergy Gulf States, Inc. into Entergy Gulf States Louisiana and Entergy Texas, effective December 31, 2007.

Income Taxes

The effective income tax rate was 39.5% for the first quarter 2008 and 39.8% for the first quarter 2007. The difference in the effective income tax rate for the first quarter 2008 versus the federal statutory rate of 35% is due to book and tax differences related to utility plant items and state income taxes, partially offset by flow-through book and tax timing differences and the amortization of investment tax credits. The difference in the effective income tax rate for the first quarter 2007 is primarily due to book and tax differences related to the utility plant items and state income taxes, partially offset by book and tax differences related to the allowance for equity funds used during construction.

Liquidity and Capital Resources

Cash Flow

Cash flows for the first quarters of 2008 and 2007 were as follows:
	2008	2007
	(In Thousands)

Cash and cash equivalents at beginning of period	$108,036	$180,381

Cash flow provided by (used in):
Operating activities	64,214	141,210
Investing activities	(121,392)	(88,201)
Financing activities	(30,641)	(36,818)
Net increase (decrease) in cash and cash equivalents	(87,819)	16,191

Cash and cash equivalents at end of period	$20,217	$196,572

Operating Activities

Net cash flow provided in operating activities decreased $77 million for the first quarter 2008 compared to the first quarter 2007 primarily due to the jurisdictional separation of Entergy Gulf States, Inc. into Entergy Gulf States Louisiana and Entergy Texas, effective December 31, 2007, and decreased recovery of deferred fuel costs.

Investing Activities

Net cash flow used in investing activities increased $33.2 million for the first quarter 2008 compared to the first quarter 2007 primarily due to:

  the purchase of the Calcasieu Generating Facility for $56.4 million. See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10-K for a discussion of this purchase which was completed in March 2008;
  an increase in nuclear construction expenditures of $17.3 million due to the River Bend refueling outage;
  nuclear fuel purchases of $21.6 million in March 2008 that are expected to be reimbursed from the trust in the second quarter 2008; and
  insurance proceeds received in 2007 relating to Hurricanes Katrina and Rita.

The increase was partially offset by the effect of the jurisdictional separation on construction expenditures and cash received from money pool receivables.

Financing Activities

Net cash flow used in financing activities decreased $6.2 million for the first quarter 2008 compared to the first quarter 2007 primarily due to a decrease of $3.2 million in common equity distributions and the redemption of $2.3 million preferred stock in March 2007.

Capital Structure

Entergy Gulf States Louisiana's capitalization is balanced between equity and debt, as shown in the following table. The calculation below does not reduce the debt by the $1.079 billion of debt assumed by Entergy Texas because Entergy Gulf States Louisiana remains primarily liable on the debt.
	March 31, 2008	December 31, 2007

Net debt to net capital	65.4%	64.4%
Effect of subtracting cash from debt	0.2%	1.0%
Debt to capital	65.6%	65.4%

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

Uses and Sources of Capital

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy Gulf States Louisiana's uses and sources of capital. Following are updates to the information provided in the Form 10-K.

Entergy Gulf States Louisiana's receivables from the money pool were as follows:

March 31, 2008	December 31, 2007	March 31, 2007	December 31, 2006
(In Thousands)

$40,372	$55,509	$107,555	$75,048

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

As discussed in the Form 10-K, Entergy Gulf States Louisiana has a credit facility in the amount of $100 million scheduled to expire in August 2012. No borrowings were outstanding under the facility as of March 31, 2008.

Hurricane Rita and Hurricane Katrina

See the Form 10-K for a discussion of the effects of Hurricanes Katrina and Rita, which hit Entergy Gulf States Inc.'s jurisdictions in Louisiana and Texas in August and September 2005, which resulted in power outages, significant damage to electric distribution, transmission, and generation infrastructure, the temporary loss of sales and customers due to mandatory evacuations, and Entergy Gulf States Inc.'s initiatives to recover storm restoration and business continuity costs and incremental losses.

Act 55 Storm Cost Financings

In March 2008, Entergy Gulf States Louisiana, Entergy Louisiana and the Louisiana Utilities Restoration Corporation (LURC), an instrumentality of the State of Louisiana, filed at the LPSC an application requesting that the LPSC grant financing orders authorizing the financing of Entergy Gulf States Louisiana and Entergy Louisiana storm costs, storm reserves, and issuance costs pursuant to Act 55 of the Louisiana Legislature (Act 55 financings). The Act 55 financings are expected to produce additional customer benefits as compared to Act 64 traditional securitization.  Entergy Gulf States Louisiana and Entergy Louisiana also filed an application requesting LPSC approval for ancillary issues including the mechanism to flow charges and savings to customers via a Storm Cost Offset rider.  On April 3, 2008, the Louisiana State Bond Commission granted preliminary approval for the Act 55 financings.  On April 8, 2008, the Louisiana Public Facilities Authority (LPFA), which will be the issuer of the bonds pursuant to the Act 55 financings, approved requests for the Act 55 financings.  On April 10, 2008, Entergy Gulf States Louisiana and Entergy Louisiana and the LPSC Staff filed with the LPSC an uncontested stipulated settlement that includes Entergy Gulf States Louisiana and Entergy Louisiana's proposals under the Act 55 financings, including the commitment to pass on to customers a minimum of $40 million of customer benefits as compared to traditional Act 64 financing. On April 16, 2008, the LPSC approved the settlement and issued two financing orders and one ratemaking order intended to facilitate implementation of the Act 55 financings.  On May 6, 2008, the State Bond Commission voted to approve the Act 55 financings.  Entergy Gulf States Louisiana and Entergy Louisiana will invest the capital contributions that they receive from the Act 55 financings in affiliate securities.  Entergy Gulf States Louisiana and Entergy Louisiana intend to complete the Act 55 financings by the end of the second quarter 2008.

Significant Factors and Known Trends

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends" in the Form 10-K for a discussion of state and local rate regulation; transition to retail competition; federal regulation; the Energy Policy Act of 2005; industrial and commercial customers; nuclear matters; and environmental risks. Following are updates to the information disclosed in the Form 10-K.

State and Local Rate Regulation

Retail Rates - Electric

In May 2007, Entergy Gulf States Louisiana made its formula rate plan filing with the LPSC for the 2006 test year. The filing reflected a 10.0% return on common equity, which is within the allowed earnings bandwidth, and an anticipated formula rate plan decrease of $23 million annually attributable to adjustments outside of the formula rate plan sharing mechanism related to capacity costs and the anticipated securitization of storm costs related to Hurricane Katrina and Hurricane Rita and the securitization of a storm reserve. In September 2007, Entergy Gulf States Louisiana modified the formula rate plan filing to reflect a 10.07% return on common equity, which is still within the allowed bandwidth. The modified filing also reflected implementation of a $4.1 million rate increase, subject to refund, attributable to recovery of additional LPSC-approved incremental deferred and ongoing capacity costs. The rate decrease anticipated in the original filing did not occur because of the additional capacity costs approved by the LPSC, and because securitization of storm costs associated with Hurricane Katrina and Hurricane Rita and the establishment of a storm reserve have not yet occurred. In October 2007, Entergy Gulf States Louisiana implemented a $16.4 million formula rate plan decrease that is due to the reclassification of certain franchise fees from base rates to collection via a line item on customer bills pursuant to an LPSC order. The LPSC staff issued its final report in December 2007, indicating a $1.6 million decrease in formula rate plan revenues for which interim rates were already in effect. In addition, the LPSC staff recommended that the LPSC give a one-year extension of Entergy Gulf States Louisiana's formula rate plan to synchronize with the final year of Entergy Louisiana's formula rate plan, or alternatively, to extend the formula rate plan for a longer period. Entergy Gulf States Louisiana indicated it is amenable to a one-year extension. An uncontested stipulated settlement was filed in February 2008 that will leave the current base rates in place and extend the formula rate plan for one year, and the LPSC approved the settlement in March 2008.

Retail Rates - Gas

In January 2008, Entergy Gulf States Louisiana filed with the LPSC its gas rate stabilization plan for the test year ending September 30, 2007.  The filing showed a revenue deficiency of $3.7 million based on a return on common equity mid-point of 10.5%. Entergy Gulf States Louisiana will implement a $3.4 million rate increase pursuant to an uncontested agreement with the LPSC staff.

Federal Regulation

See "System Agreement Proceedings" and "Independent Coordinator of Transmission" in the "Significant Factors and Known Trends" section of Entergy Corporation and Subsidiaries Management's Financial Discussion and Analysis for updates to the discussion in the Form 10-K.

Critical Accounting Estimates

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy Gulf States Louisiana's accounting for nuclear decommissioning costs, the application of SFAS 71, unbilled revenue, and qualified pension and other postretirement benefits.

New Accounting Pronouncements

See "New Accounting Pronouncements" section of Entergy Corporation and Subsidiaries Management's Financial Discussion and Analysis for a discussion of new accounting pronouncements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
INCOME STATEMENTS
For the Three Months Ended March 31, 2008 and 2007
(Unaudited)

	2008	2007
	(In Thousands)

OPERATING REVENUES
Electric	$520,296	$795,254
Natural gas	38,268	37,928
TOTAL	558,564	833,182

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	25,722	239,568
Purchased power	331,806	306,804
Nuclear refueling outage expenses	3,699	3,656
Other operation and maintenance	79,477	125,854
Decommissioning	3,039	2,844
Taxes other than income taxes	17,282	31,311
Depreciation and amortization	33,126	52,415
Other regulatory charges - net	5,546	8,358
	499,697	770,810

OPERATING INCOME	58,867	62,372

OTHER INCOME
Allowance for equity funds used during construction	1,693	4,432
Interest and dividend income	22,808	16,375
Miscellaneous - net	(928)	-
TOTAL	23,573	20,807

INTEREST AND OTHER CHARGES
Interest on long-term debt	31,766	34,893
Other interest - net	824	5,344
Allowance for borrowed funds used during construction	(1,079)	(2,888)
TOTAL	31,511	37,349

INCOME BEFORE INCOME TAXES	50,929	45,830

Income taxes	20,103	18,233

NET INCOME	30,826	27,597

Preferred distribution requirements and other	206	962

EARNINGS APPLICABLE TO
COMMON EQUITY	$30,620	$26,635

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY GULF STATES LOUISIANA, L.L.C.
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2008 and 2007
(Unaudited)

	2008	2007
	(In Thousands)

OPERATING ACTIVITIES
Net income	$30,826	$27,597
Adjustments to reconcile net income to net cash flow provided by operating activities:
Reserve for regulatory adjustments	-	11,816
Other regulatory charges - net	5,546	8,358
Depreciation, amortization, and decommissioning	36,165	55,259
Deferred income taxes, investment tax credits, and non-current taxes accrued	45,885	13,128
Changes in working capital:
Receivables	(69,806)	17,530
Fuel inventory	(10,278)	(6,595)
Accounts payable	111,852	(6,063)
Taxes accrued	-	(384)
Interest accrued	(995)	579
Deferred fuel costs	(45,841)	34,127
Other working capital accounts	(67,801)	(18,560)
Provision for estimated losses and reserves	439	693
Changes in other regulatory assets	5,891	7,971
Other	22,331	(4,246)
Net cash flow provided by operating activities	64,214	141,210

INVESTING ACTIVITIES
Construction expenditures	(60,204)	(69,249)
Allowance for equity funds used during construction	1,693	4,432
Insurance proceeds	-	8,134
Nuclear fuel purchases	(21,713)	(7,461)
Proceeds from sale/leaseback of nuclear fuel	-	9,923
Payment for purchase of plant	(56,409)	-
Proceeds from nuclear decommissioning trust fund sales	11,049	12,093
Investment in nuclear decommissioning trust funds	(14,879)	(15,947)
Change in money pool receivable - net	15,137	(32,507)
Changes in other investments - net	3,934	2,381
Net cash flow used in investing activities	(121,392)	(88,201)

FINANCING ACTIVITIES
Redemption of preferred stock	-	(2,250)
Dividends/distributions paid:
Common equity	(30,400)	(33,600)
Preferred membership interests	(241)	(968)
Net cash flow used in financing activities	(30,641)	(36,818)

Net increase (decrease) in cash and cash equivalents	(87,819)	16,191

Cash and cash equivalents at beginning of period	108,036	180,381

Cash and cash equivalents at end of period	$20,217	$196,572

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period for:
Interest - net of amount capitalized	$32,824	$37,457
Income taxes	($621)	$-

See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
BALANCE SHEETS
ASSETS
March 31, 2008 and December 31, 2007
(Unaudited)

	2008	2007
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$8,612	$233
Temporary cash investments - at cost,
which approximates market	11,605	107,803
Total cash and cash equivalents	20,217	108,036
Accounts receivable:
Customer	74,144	62,408
Allowance for doubtful accounts	(1,193)	(979)
Associated companies	233,513	218,891
Other	94,026	59,059
Accrued unbilled revenues	47,571	54,021
Total accounts receivable	448,061	393,400
Deferred fuel costs	51,485	5,644
Accumulated deferred income taxes	-	21,938
Fuel inventory - at average cost	42,088	31,810
Materials and supplies - at average cost	100,575	100,161
Deferred nuclear refueling outage costs	38,224	5,155
Debt assumption by Entergy Texas	309,123	309,123
Prepayments and other	55,330	23,533
TOTAL	1,065,103	998,800

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	350,568	366,062
Non-utility property - at cost (less accumulated depreciation)	111,856	109,517
Other	12,889	17,350
TOTAL	475,313	492,929

UTILITY PLANT
Electric	6,249,836	6,132,362
Natural gas	99,451	98,484
Construction work in progress	117,767	141,528
Nuclear fuel under capital lease	131,099	110,769
Nuclear fuel	10,414	11,256
TOTAL UTILITY PLANT	6,608,567	6,494,399
Less - accumulated depreciation and amortization	3,445,869	3,433,131
UTILITY PLANT - NET	3,162,698	3,061,268

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
SFAS 109 regulatory asset - net	301,238	299,023
Other regulatory assets	329,469	335,897
Deferred fuel costs	100,124	100,124
Long-term receivables	1,879	1,872
Debt assumption by Entergy Texas	769,971	769,971
Other	16,007	12,807
TOTAL	1,518,688	1,519,694

TOTAL ASSETS	$6,221,802	$6,072,691

See Notes to Financial Statements.

60

ENTERGY GULF STATES LOUISIANA, L.L.C.
BALANCE SHEETS
LIABILITIES AND MEMBERS' EQUITY
March 31, 2008 and December 31, 2007
(Unaudited)

	2008	2007
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$675,000	$675,000
Accounts payable:
Associated companies	292,027	201,217
Other	132,621	111,579
Customer deposits	39,062	38,061
Accumulated deferred income taxes	7,347	-
Interest accrued	28,403	29,398
Obligations under capital leases	28,795	28,795
Pension and other postretirement liabilities	7,160	7,064
System agreement cost equalization	124,775	124,775
Other	5,399	9,052
TOTAL	1,340,589	1,224,941

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,233,985	1,219,568
Accumulated deferred investment tax credits	94,717	95,745
Obligations under capital leases	102,304	81,974
Other regulatory liabilities	83,722	69,890
Decommissioning and asset retirement cost liabilities	209,213	204,828
Accumulated provisions	12,326	11,887
Pension and other postretirement liabilities	97,167	102,510
Long-term debt	1,673,785	1,674,113
Other	73,666	87,468
TOTAL	3,580,885	3,547,983

Commitments and Contingencies

MEMBERS' EQUITY
Preferred membership interests without sinking fund	10,000	10,000
Members' equity	1,312,933	1,312,701
Accumulated other comprehensive loss	(22,605)	(22,934)
TOTAL	1,300,328	1,299,767

TOTAL LIABILITIES AND MEMBERS' EQUITY	$6,221,802	$6,072,691

See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
STATEMENTS OF MEMBERS' EQUITY AND COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2008 and 2007
(Unaudited)

	2008		2007
	(In Thousands)
MEMBERS' EQUITY
Members' Equity - Beginning of period	$1,312,701		$2,225,465

Add:
Net Income	30,826	$30,826	27,597	$27,597
Other	12		-
	30,838		27,597

Deduct:
Dividends/distributions declared on common equity	30,400		33,600
Preferred membership interests	206	206	962	962
	30,606		34,562

Members' Equity - End of period	$1,312,933		$2,218,500

ACCUMULATED OTHER COMPREHENSIVE LOSS (Net of Taxes):
Balance at beginning of period:
Pension and other postretirement liabilities	($22,934)		$ (19,914)

Pension and other postretirement liabilities (net of tax expense of $428 and $326)	329	329	334	334

Balance at end of period:
Pension and other postretirement liabilities	($22,605)		($19,580)
Comprehensive Income		$30,949		$26,969

See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
SELECTED OPERATING RESULTS
For the Three Months Ended March 31, 2008 and 2007
(Unaudited)

			Increase/
Description	2008	2007	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues (1):
Residential	$115	$242	($127)	(52)
Commercial	111	193	(82)	(42)
Industrial	153	255	(102)	(40)
Governmental	6	12	(6)	(50)
Total retail	385	702	(317)	(45)
Sales for resale
Associated companies	86	28	58	207
Non-associated companies	45	50	(5)	(10)
Other	4	15	(11)	(73)
Total	$520	$795	($275)	(35)

Billed Electric Energy
Sales (GWh) (1):
Residential	1,091	2,322	(1,231)	(53)
Commercial	1,135	2,024	(889)	(44)
Industrial	2,137	3,584	(1,447)	(40)
Governmental	53	112	(59)	(53)
Total retail	4,416	8,042	(3,626)	(45)
Sales for resale
Associated companies	746	754	(8)	(1)
Non-associated companies	664	851	(187)	(22)
Total	5,826	9,647	(3,821)	(40)

(1) Amounts for the three months ended March 31, 2008 reflect the effects of the separation of the Texas business. Amounts for the three months ended March 31, 2007 include the operations of Entergy Texas.

ENTERGY LOUISIANA, LLC

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Net income decreased $4.2 million for the first quarter 2008 compared to the first quarter 2007 primarily due to higher other operation and maintenance expenses and a higher effective income tax rate, partially offset by higher net revenue.

Net Revenue

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges. Following is an analysis of the change in net revenue comparing the first quarter 2008 to the first quarter 2007.

Amount
(In Millions)

2007 net revenue	$214.4
Base revenues	2.9
Other	1.9
2008 net revenue	$219.2

The base revenues variance is primarily due to a formula rate plan increase effective October 2007. See Note 2 to the financial statements for a discussion of the formula rate plan filing.

Gross operating revenues and fuel and purchased power expenses

Gross operating revenues decreased primarily due to a decrease of $48.5 million in fuel cost recovery revenues due to lower fuel rates.

Fuel and purchased power expenses decreased primarily due to a decrease in deferred fuel expense as a result of lower fuel rates, as discussed above, partially offset by increases in the average market prices of natural gas and purchased power.

Other Income Statement Variances

Other operation and maintenance expenses increased primarily due to higher fossil expenses due to fossil plant maintenance outages in 2008.

Income Taxes

The effective income tax rates for the first quarters of 2008 and 2007 were 44.5% and 35.6%, respectively. The difference in the effective income tax rate for the first quarter 2008 versus the federal statutory rate of 35.0% is primarily due to book and tax differences related to utility plant items, state income taxes, and a federal tax reserve adjustment, partially offset by book and tax differences related to the allowance for equity funds used during construction and the amortization of investment tax credits.

Liquidity and Capital Resources

Cash Flow

Cash flows for the first quarters of 2008 and 2007 were as follows:
	2008	2007
	(In Thousands)

Cash and cash equivalents at beginning of period	$300	$2,743

Cash flow provided by (used in):
Operating activities	29,049	29,837
Investing activities	(72,029)	(41,487)
Financing activities	43,210	11,325
Net increase (decrease) in cash and cash equivalents	230	(325)

Cash and cash equivalents at end of period	$530	$2,418

Investing Activities

The increase of $30.5 million in net cash used by investing activities for the first quarter 2008 compared to the first quarter 2007 is primarily due to:

  increased spending on the Little Gypsy Unit 3 repowering project;
  increased spending on the Waterford 3 steam generator replacement project; and
  timing differences between nuclear fuel payments and reimbursements from the trust that occurred in 2007.

Financing Activities

The increase of $31.9 million in net cash provided by financing activities for the first quarter 2008 compared to the first quarter 2007 is primarily due to an increase in borrowings from the money pool.

Capital Structure

Entergy Louisiana's capitalization is balanced between equity and debt, as shown in the following table.

	March 31, 2008	December 31, 2007

Net debt to net capital	44.0%	43.4%
Effect of subtracting cash from debt	-	-
Debt to capital	44.0%	43.4%

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

Uses and Sources of Capital

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy Louisiana's uses and sources of capital. Following are updates to the discussion in the Form 10-K.

Entergy Louisiana's payables to the money pool were as follows:

March 31, 2008	December 31, 2007	March 31, 2007	December 31, 2006
(In Thousands)

($47,460)	($2,791)	($67,103)	($54,041)

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

As discussed in the Form 10-K, Entergy Louisiana has a credit facility in the amount of $200 million scheduled to expire in August 2012. No borrowings were outstanding under the facility as of March 31, 2008.

Hurricane Rita and Hurricane Katrina

See the Form 10-K for a discussion of the effects of Hurricane Katrina and Hurricane Rita and Entergy's initiatives to recover storm restoration and business continuity costs and incremental losses, which includes obtaining reimbursement of certain costs covered by insurance and pursuing recovery through existing or new rate mechanisms regulated by the FERC and local regulatory bodies, in combination with securitization. In August and September 2005, Hurricane Katrina and Hurricane Rita, along with extensive flooding that resulted from levee breaks in and around Entergy Louisiana's service territory, caused catastrophic damage.

Act 55 Storm Cost Financings

In March 2008, Entergy Gulf States Louisiana, Entergy Louisiana and the Louisiana Utilities Restoration Corporation (LURC), an instrumentality of the State of Louisiana, filed at the LPSC an application requesting that the LPSC grant financing orders authorizing the financing of Entergy Gulf States Louisiana and Entergy Louisiana storm costs, storm reserves, and issuance costs pursuant to Act 55 of the Louisiana Legislature (Act 55 financings). The Act 55 financings are expected to produce additional customer benefits as compared to Act 64 traditional securitization.  Entergy Gulf States Louisiana and Entergy Louisiana also filed an application requesting LPSC approval for ancillary issues including the mechanism to flow charges and savings to customers via a Storm Cost Offset rider.  On April 3, 2008, the Louisiana State Bond Commission granted preliminary approval for the Act 55 financings.  On April 8, 2008, the Louisiana Public Facilities Authority (LPFA), which will be the issuer of the bonds pursuant to the Act 55 financings, approved requests for the Act 55 financings.  On April 10, 2008, Entergy Gulf States Louisiana and Entergy Louisiana and the LPSC Staff filed with the LPSC an uncontested stipulated settlement that includes Entergy Gulf States Louisiana and Entergy Louisiana's proposals under the Act 55 financings, including the commitment to pass on to customers a minimum of $40 million of customer benefits as compared to traditional Act 64 financing. On April 16, 2008, the LPSC approved the settlement and issued two financing orders and one ratemaking order intended to facilitate implementation of the Act 55 financings.  On May 6, 2008, the State Bond Commission voted to approve the Act 55 financings.  Entergy Gulf States Louisiana and Entergy Louisiana will invest the capital contributions that they receive from the Act 55 financings in affiliate securities.  Entergy Gulf States Louisiana and Entergy Louisiana intend to complete the Act 55 financings by the end of the second quarter 2008.

Little Gypsy Repowering Project

The preconstruction and operating air permits for the Little Gypsy repowering project was issued by the Louisiana Department of Environmental Quality (LDEQ) in November 2007 under then-effective federal and state air regulations, including the EPA's Clean Air Mercury

Rule that had been issued in 2005 (CAMR 2005). As discussed in more detail in part I, Item 1, "Environmental Regulation, Clean Air Act and Subsequent Amendments, Hazardous Air Pollutants" in the Form 10-K, in February 2008 the U.S. Court of Appeals for the D.C. Circuit struck down CAMR 2005. The D.C. Circuit decision may require utilities to undergo a case-by-case Maximum Achievable Control Technology (MACT) analysis for construction or reconstruction of emission units pursuant to the Clean Air Act before beginning construction. The Little Gypsy project as currently configured is expected to meet MACT standards. Because Little Gypsy received its construction permit before a formal MACT analysis was required, however, Entergy Louisiana will likely need to provide additional technical analysis to the LDEQ to show that the plant meets the MACT standards. Entergy Louisiana is in discussions with state and federal environmental agencies to identify the additional analysis that needs to be submitted. Onsite construction of the project was scheduled to begin in July 2008, but the additional analysis could cause a delay in the start of construction for several months. The ALJ in Phase II of the Little Gypsy proceedings at the LPSC, which are discussed further in the Form 10-K, has temporarily suspended the procedural schedule, subject to the LPSC's review, which could occur at its May 14, 2008 meeting.

Significant Factors and Known Trends

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends" in the Form 10-K for a discussion of state and local rate regulation, federal regulation, the Energy Policy Act of 2005, utility restructuring, nuclear matters, and environmental risks. Following are updates to the information provided in the Form 10-K.

Retail Rates

In May 2006, Entergy Louisiana made its formula rate plan filing with the LPSC for the 2005 test year. Entergy Louisiana modified the filing in August 2006 to reflect a 9.45% return on equity which is within the allowed bandwidth. The modified filing includes an increase of $24.2 million for interim recovery of storm costs from Hurricanes Katrina and Rita and a $119.2 million rate increase to recover LPSC-approved incremental deferred and ongoing capacity costs. The filing requested recovery of approximately $50 million for the amortization of capacity deferrals over a three-year period, including carrying charges, and approximately $70 million for ongoing capacity costs. The increase was implemented, subject to refund, with the first billing cycle of September 2006. Entergy Louisiana subsequently updated its formula rate plan rider to reflect adjustments proposed by the LPSC Staff with which it agrees. The adjusted return on equity of 9.56% remains within the allowed bandwidth. Ongoing and deferred incremental capacity costs were reduced to $118.7 million. The updated formula rate plan rider was implemented, subject to refund, with the first billing cycle of October 2006. An uncontested stipulated settlement was filed in February 2008 that will leave the current base rates in place, and the LPSC approved the settlement in March 2008. In the settlement Entergy Louisiana agreed to credit customers $7.2 million, plus $0.7 million of interest, for customer contributions to the Central States Compact in Nebraska that was never completed and agreed to a one-time $2.6 million deduction from the deferred capacity cost balance. The credit, for which Entergy Louisiana had previously recorded a provision, will be made in May 2008.

Federal Regulation

See "System Agreement Proceedings" and "Independent Coordinator of Transmission" in the "Significant Factors and Known Trends" section of Entergy Corporation and Subsidiaries Management's Financial Discussion and Analysis for updates to the discussion in the Form 10-K.

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

ENTERGY LOUISIANA, LLC
INCOME STATEMENTS
For the Three Months Ended March 31, 2008 and 2007
(Unaudited)

	2008	2007
	(In Thousands)

OPERATING REVENUES
Electric	$564,744	$617,479

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	112,995	193,956
Purchased power	222,527	197,763
Nuclear refueling outage expenses	4,503	4,197
Other operation and maintenance	100,872	91,467
Decommissioning	4,844	4,508
Taxes other than income taxes	14,741	13,814
Depreciation and amortization	47,060	48,978
Other regulatory charges - net	9,983	11,343
TOTAL	517,525	566,026

OPERATING INCOME	47,219	51,453

OTHER INCOME
Allowance for equity funds used during construction	3,257	3,948
Interest and dividend income	4,749	3,594
Miscellaneous - net	(1,213)	(1,232)
TOTAL	6,793	6,310

INTEREST AND OTHER CHARGES
Interest on long-term debt	19,555	20,233
Other interest - net	1,155	3,360
Allowance for borrowed funds used during construction	(1,997)	(2,746)
TOTAL	18,713	20,847

INCOME BEFORE INCOME TAXES	35,299	36,916

Income taxes	15,703	13,148

NET INCOME	19,596	23,768

Preferred dividend requirements and other	1,738	1,738

EARNINGS APPLICABLE TO
COMMON EQUITY	$17,858	$22,030

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY LOUISIANA, LLC
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2008 and 2007
(Unaudited)

	2008	2007
	(In Thousands)

OPERATING ACTIVITIES
Net income	$19,596	$23,768
Adjustments to reconcile net income to net cash flow provided by operating activities:
Reserve for regulatory adjustments	-	104
Other regulatory charges - net	9,983	11,343
Depreciation, amortization, and decommissioning	51,904	53,486
Deferred income taxes, investment tax credits, and non-current taxes accrued	7,407	17,108
Changes in working capital:
Receivables	23,570	(19,852)
Accounts payable	(25,241)	(100,435)
Taxes accrued	26,052	15,123
Interest accrued	(8,215)	(1,764)
Deferred fuel costs	(65,003)	52,789
Other working capital accounts	(38,510)	(22,023)
Provision for estimated losses and reserves	(3)	(2,209)
Changes in other regulatory assets	6,272	7,084
Other	21,237	(4,685)
Net cash flow provided by operating activities	29,049	29,837

INVESTING ACTIVITIES
Construction expenditures	(75,244)	(56,974)
Allowance for equity funds used during construction	3,257	3,948
Insurance proceeds	-	2,765
Nuclear fuel purchases	(50,096)	(3,103)
Proceeds from the sale/leaseback of nuclear fuel	52,482	14,279
Proceeds from nuclear decommissioning trust fund sales	5,169	3,693
Investment in nuclear decommissioning trust funds	(7,597)	(6,095)
Net cash flow used in investing activities	(72,029)	(41,487)

FINANCING ACTIVITIES
Additional equity from parent	-	1,119
Change in money pool payable - net	44,669	13,062
Distributions paid:
Preferred membership interests	(1,459)	(2,856)
Net cash flow provided by financing activities	43,210	11,325

Net increase (decrease) in cash and cash equivalents	230	(325)

Cash and cash equivalents at beginning of period	300	2,743

Cash and cash equivalents at end of period	$530	$2,418

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$28,041	$24,402
Income taxes	$1,250	$-

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC
BALANCE SHEETS
ASSETS
March 31, 2008 and December 31, 2007
(Unaudited)

	2008	2007
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents	$530	$300
Accounts receivable:
Customer	109,734	96,679
Allowance for doubtful accounts	(1,277)	(1,988)
Associated companies	64,397	91,873
Other	12,878	14,186
Accrued unbilled revenues	67,308	75,860
Total accounts receivable	253,040	276,610
Deferred fuel costs	16,932	-
Accumulated deferred income taxes	9,765	15,229
Materials and supplies - at average cost	111,611	108,959
Deferred nuclear refueling outage costs	3,930	7,080
Gas hedge contracts	36,856	-
Prepayments and other	7,885	7,820
TOTAL	440,549	415,998

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	212,831	221,971
Non-utility property - at cost (less accumulated depreciation)	1,442	1,488
Note receivable - Entergy New Orleans	9,353	9,353
Other	4	4
TOTAL	223,630	232,816

UTILITY PLANT
Electric	6,622,716	6,550,597
Property under capital lease	253,387	253,387
Construction work in progress	266,707	276,974
Nuclear fuel under capital lease	86,521	44,532
TOTAL UTILITY PLANT	7,229,331	7,125,490
Less - accumulated depreciation and amortization	3,134,424	3,095,473
UTILITY PLANT - NET	4,094,907	4,030,017

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
SFAS 109 regulatory asset - net	117,250	117,322
Other regulatory assets	825,621	832,449
Deferred fuel costs	67,998	67,998
Long-term receivables	2,982	2,982
Other	26,379	23,539
TOTAL	1,040,230	1,044,290

TOTAL ASSETS	$5,799,316	$5,723,121

See Notes to Financial Statements.

72

ENTERGY LOUISIANA, LLC
BALANCE SHEETS
LIABILITIES AND MEMBERS' EQUITY
March 31, 2008 and December 31, 2007
(Unaudited)

	2008	2007
	(In Thousands)

CURRENT LIABILITIES
Accounts payable:
Associated companies	$97,340	$65,930
Other	136,669	148,651
Customer deposits	77,503	79,013
Taxes accrued	33,808	7,756
Interest accrued	21,524	29,739
Deferred fuel costs	713	48,784
Obligations under capital leases	42,714	42,714
Pension and other postretirement liabilities	8,854	8,772
System agreement cost equalization	46,000	46,000
Other	18,302	18,961
TOTAL	483,427	496,320

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,798,763	1,803,430
Accumulated deferred investment tax credits	85,245	86,045
Obligations under capital leases	43,807	1,818
Other regulatory liabilities	153,191	127,836
Decommissioning	261,910	257,066
Accumulated provisions	18,402	18,405
Pension and other postretirement liabilities	147,706	145,786
Long-term debt	1,147,663	1,147,660
Other	87,321	85,214
TOTAL	3,744,008	3,673,260

Commitments and Contingencies

MEMBERS' EQUITY
Preferred membership interests without sinking fund	100,000	100,000
Members' equity	1,499,367	1,481,509
Accumulated other comprehensive loss	(27,486)	(27,968)
TOTAL	1,571,881	1,553,541

TOTAL LIABILITIES AND MEMBERS' EQUITY	$5,799,316	$5,723,121

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC
STATEMENTS OF MEMBERS' EQUITY AND COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2008 and 2007
(Unaudited)

	2008		2007
	(In Thousands)
MEMBERS' EQUITY
Members' Equity - Beginning of period	$1,481,509		$1,344,003

Add:
Net income	19,596	$19,596	23,768	$23,768
Additional equity from parent	-		1,119
	19,596		24,887

Deduct:
Distributions declared:
Preferred membership interests	1,738	1,738	1,738	1,738
	1,738		1,738

Members' Equity - End of period	$1,499,367		$1,367,152

ACCUMULATED OTHER COMPREHENSIVE
LOSS (Net of Taxes):
Balance at beginning of period:
Pension and other postretirement liabilities	($27,968)		($25,695)

Pension and other postretirement liabilities (net of tax expense of $409 and $466)	482	482	511	511

Balance at end of period:
Pension and other postretirement liabilities	($27,486)		($25,184)
Comprehensive Income		$18,340		$22,541

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC
SELECTED OPERATING RESULTS
For the Three Months Ended March 31, 2008 and 2007
(Unaudited)

			Increase/
Description	2008	2007	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$182	$196	($14)	(7)
Commercial	128	136	(8)	(6)
Industrial	205	225	(20)	(9)
Governmental	11	12	(1)	(8)
Total retail	526	569	(43)	(8)
Sales for resale
Associated companies	31	38	(7)	(18)
Non-associated companies	2	2	-	-
Other	6	8	(2)	(25)
Total	$565	$617	($52)	(8)

Billed Electric Energy
Sales (GWh):
Residential	1,970	1,952	18	1
Commercial	1,308	1,300	8	1
Industrial	3,230	3,228	2	-
Governmental	117	115	2	2
Total retail (1)	6,625	6,595	30	-
Sales for resale
Associated companies	480	342	138	40
Non-associated companies	23	32	(9)	(28)
Total	7,128	6,969	159	2

75

ENTERGY MISSISSIPPI, INC.

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Net income remained relatively unchanged for the first quarter 2008 compared to the first quarter 2007 as higher net revenue was substantially offset by higher other operation and maintenance expenses and lower other income.

Net Revenue

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges. Following is an analysis of the change in net revenue comparing the first quarter 2008 to the first quarter 2007.

Amount
(In Millions)

2007 net revenue	$93.9
Attala costs	4.7
Base revenue	2.8
Rider revenue	1.9
Other	2.2
2008 net revenue	$105.5

The Attala costs variance is primarily due to an increase in the Attala power plant costs that are recovered through the power management rider. The net income effect of this recovery is limited to a portion representing an allowed return on equity with the remainder offset by Attala power plant costs in other operation and maintenance expenses, depreciation expenses, and taxes other than income taxes. The recovery of Attala power plant costs is discussed in "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources - Use of Capital" in the Form 10-K.

The base revenue variance is primarily due to a formula rate plan increase effective July 2007. The formula rate plan is discussed in Note 2 to the financial statements in the Form 10-K.

The rider revenue variance is the result of a storm damage rider that became effective in October 2007. The establishment of this rider results in an increase in rider revenue and a corresponding increase in other operation and maintenance expense for the storm reserve with no impact on net income.

Gross operating revenues, fuel and purchased power expenses, and other regulatory charges

Gross operating revenues increased primarily due to:

  an increase of $15.0 million in fuel cost recoveries due to higher fuel rates;
  an increase of $3.6 million in gross wholesale revenue that resulted from a higher volume of sales to affiliated systems; and
  the base revenue and pass-through rider revenue variances discussed above.

Fuel expenses increased primarily due to an increase in the cost of natural gas combined with an increase in the proportion of power generated using that fuel.

Other regulatory charges increased primarily due to increased recovery through the Grand Gulf Rider of Grand Gulf capacity costs due to higher rates and increased usage. The increase in other regulatory charges was partially offset by decreased recovery of costs associated with the power management recovery rider. There is no material effect on net income due to quarterly adjustments to the power management recovery rider.

Other Income Statement Variances

Other operation and maintenance expense increased primarily due to a $2.2 million increase in loss reserves for storm damages and an increase of $2.0 million in fossil expenses primarily related to Attala equipment service agreement expenses and increased materials and supplies expenses.

Other income decreased primarily due to a gain recorded in 2007 on the sale of non-utility property and lower interest earned on money pool investments.

Income Taxes

The effective income tax rates for the first quarters 2008 and 2007 were 31.1% and 35.6%, respectively. The difference between the effective tax rate for the first quarter 2008 and the federal statutory rate of 35.0% is primarily due to book and tax differences related to the allowance for equity funds used during construction and the amortization of investment tax credits, partially offset by state income taxes.

Liquidity and Capital Resources

Cash Flow

Cash flows for the first quarters of 2008 and 2007 were as follows:
	2008	2007
	(In Thousands)

Cash and cash equivalents at beginning of period	$40,582	$73,417

Cash flow provided by (used in):
Operating activities	(9,123)	(18,033)
Investing activities	(18,299)	84,504
Financing activities	(9,407)	(102,707)
Net decrease in cash and cash equivalents	(36,829)	(36,236)

Cash and cash equivalents at end of period	$3,753	$37,181

Operating Activities

Cash flow used in operating activities decreased $8.9 million for the first quarter 2008 compared to the first quarter 2007 primarily due to the timing of payments to vendors partially offset by decreased recovery of deferred fuel costs.

Investing Activities

Entergy Mississippi's investing activities used $18.3 million in cash flow for the first quarter 2008 compared to providing $84.5 million for the first quarter 2007 primarily due to the receipt of proceeds in 2007 from funds held in trust in 2006 that were used for the redemption of $100 million of First Mortgage Bonds as discussed below.

Financing Activities

Net cash flow used in financing activities decreased $93.3 million for the first quarter 2008 compared to the first quarter 2007 primarily due to the redemption, prior to maturity, of $100 million of 4.35% Series First Mortgage Bonds in January 2007.

Capital Structure

Entergy Mississippi's capitalization is balanced between equity and debt, as shown in the following table.

	March 31, 2008	December 31, 2007

Net debt to net capital	49.8%	48.4%
Effect of subtracting cash from debt	0.2%	1.5%
Debt to capital	50.0%	49.9%

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

Entergy Mississippi's receivables from the money pool were as follows:
March 31, 2008	December 31, 2007	March 31, 2007	December 31, 2006
(In Thousands)

$11,256	$20,997	$29,999	$39,573

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

As discussed in the Form 10-K, Entergy Mississippi has two separate credit facilities in the aggregate amount of $50 million that expire in May 2008. Borrowings under the credit facilities may be secured by a security interest in Entergy Mississippi's accounts receivable. Entergy Mississippi expects to renew both of its credit facilities prior to expiration. No borrowings were outstanding under either facility as of March 31, 2008.

Significant Factors and Known Trends

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends" in the Form 10-K for a discussion of state and local rate regulation, federal regulation, the Energy Policy Act of 2005, and utility restructuring. Following is an update to that discussion.

State and Local Rate Regulation

In March 2008, Entergy Mississippi made its annual scheduled formula rate plan filing for the 2007 test year with the MPSC. The filing showed that a $10.1 million increase in annual electric revenues is warranted. The filing is currently being reviewed by the Mississippi Public Utilities Staff.

Federal Regulation

See "System Agreement Proceedings" and "Independent Coordinator of Transmission" in the "Significant Factors and Known Trends" section of Entergy Corporation and Subsidiaries Management's Financial Discussion and Analysis for updates to the discussion in the Form 10-K.

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

ENTERGY MISSISSIPPI, INC.
INCOME STATEMENTS
For the Three Months Ended March 31, 2008 and 2007
(Unaudited)

	2008	2007
	(In Thousands)

OPERATING REVENUES
Electric	$294,850	$270,525

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	78,764	70,974
Purchased power	96,099	95,835
Other operation and maintenance	51,106	45,115
Taxes other than income taxes	14,812	15,015
Depreciation and amortization	20,415	20,269
Other regulatory charges - net	14,485	9,795
TOTAL	275,681	257,003

OPERATING INCOME	19,169	13,522

OTHER INCOME
Allowance for equity funds used during construction	776	1,676
Interest and dividend income	210	1,448
Miscellaneous - net	(661)	2,252
TOTAL	325	5,376

INTEREST AND OTHER CHARGES
Interest on long-term debt	10,550	10,382
Other interest - net	1,136	1,235
Allowance for borrowed funds used during construction	(435)	(1,119)
TOTAL	11,251	10,498

INCOME BEFORE INCOME TAXES	8,243	8,400

Income taxes	2,564	2,991

NET INCOME	5,679	5,409

Preferred dividend requirements and other	707	707

EARNINGS APPLICABLE TO
COMMON STOCK	$4,972	$4,702

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2008 and 2007
(Unaudited)

	2008	2007
	(In Thousands)

OPERATING ACTIVITIES
Net income	$5,679	$5,409
Adjustments to reconcile net income to net cash flow used in operating activities:
Other regulatory charges - net	14,485	9,795
Depreciation and amortization	20,415	20,269
Deferred income taxes, investment tax credits, and non-current taxes accrued	(13,210)	(2,936)
Changes in working capital:
Receivables	7,259	11,621
Fuel inventory	474	(44)
Accounts payable	(894)	(10,893)
Taxes accrued	(9,851)	(23,943)
Interest accrued	1,741	1,697
Deferred fuel costs	(29,538)	(19,802)
Other working capital accounts	(28,170)	(15,662)
Provision for estimated losses and reserves	805	292
Changes in other regulatory assets	11,551	18,322
Other	10,131	(12,158)
Net cash flow used in operating activities	(9,123)	(18,033)

INVESTING ACTIVITIES
Construction expenditures	(28,474)	(29,362)
Allowance for equity funds used during construction	776	1,676
Change in money pool receivable - net	9,741	9,574
Change in other temporary investments - net	-	100,000
Proceeds from sale of assets	-	2,616
Payment to storm reserve escrow account	(342)	-
Net cash flow provided by (used in) investing activities	(18,299)	84,504

FINANCING ACTIVITIES
Retirement of long-term debt	-	(100,000)
Dividends paid:
Common stock	(8,700)	(2,000)
Preferred stock	(707)	(707)
Net cash flow used in financing activities	(9,407)	(102,707)

Net decrease in cash and cash equivalents	(36,829)	(36,236)

Cash and cash equivalents at beginning of period	40,582	73,417

Cash and cash equivalents at end of period	$3,753	$37,181

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period for:
Interest - net of amount capitalized	$9,419	$9,401
Income taxes	($1,025)	$-

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
BALANCE SHEETS
ASSETS
March 31, 2008 and December 31, 2007
(Unaudited)

	2008	2007
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$857	$117
Temporary cash investments - at cost,
which approximates market	2,896	40,465
Total cash and cash equivalents	3,753	40,582
Accounts receivable:
Customer	64,123	62,052
Allowance for doubtful accounts	(679)	(615)
Associated companies	11,100	23,534
Other	6,471	8,234
Accrued unbilled revenues	28,725	33,535
Total accounts receivable	109,740	126,740
Accumulated deferred income taxes	11,399	7,686
Fuel inventory - at average cost	9,892	10,366
Materials and supplies - at average cost	30,567	30,167
Gas hedge contracts	30,636	-
Prepayments and other	10,473	13,701
TOTAL	206,460	229,242

OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity	5,531	5,531
Non-utility property - at cost (less accumulated depreciation)	5,105	5,140
Storm reserve escrow account	31,089	30,748
Note receivable - Entergy New Orleans	7,610	7,610
TOTAL	49,335	49,029

UTILITY PLANT
Electric	2,866,634	2,829,065
Property under capital lease	8,795	9,116
Construction work in progress	61,337	72,753
TOTAL UTILITY PLANT	2,936,766	2,910,934
Less - accumulated depreciation and amortization	1,013,928	995,902
UTILITY PLANT - NET	1,922,838	1,915,032

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
SFAS 109 regulatory asset - net	33,717	29,868
Other regulatory assets	126,819	141,717
Long-term receivables	819	819
Other	24,273	20,562
TOTAL	185,628	192,966

TOTAL ASSETS	$2,364,261	$2,386,269

See Notes to Financial Statements.

82

ENTERGY MISSISSIPPI, INC.
BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY
March 31, 2008 and December 31, 2007
(Unaudited)

	2008	2007
	(In Thousands)
CURRENT LIABILITIES
Accounts payable:
Associated companies	$41,403	$46,424
Other	40,231	36,104
Customer deposits	56,512	55,719
Taxes accrued	26,187	36,038
Interest accrued	16,935	15,194
Deferred fuel costs	47,044	76,582
Other	7,750	8,905
TOTAL	236,062	274,966

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	526,533	535,469
Accumulated deferred investment tax credits	9,462	9,748
Obligations under capital lease	7,466	7,806
Other regulatory liabilities	30,822	-
Asset retirement cost liabilities	4,579	4,505
Accumulated provisions	51,069	50,264
Pension and other postretirement liabilities	57,010	56,946
Long-term debt	695,282	695,266
Other	42,648	44,243
TOTAL	1,424,871	1,404,247

Commitments and Contingencies

SHAREHOLDERS' EQUITY
Preferred stock without sinking fund	50,381	50,381
Common stock, no par value, authorized 15,000,000
shares; issued and outstanding 8,666,357 shares in 2008 and 2007	199,326	199,326
Capital stock expense and other	(690)	(690)
Retained earnings	454,311	458,039
TOTAL	703,328	707,056

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,364,261	$2,386,269

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
SELECTED OPERATING RESULTS
For the Three Months Ended March 31, 2008 and 2007
(Unaudited)

			Increase/
Description	2008	2007	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$ 111	$ 101	$10	10
Commercial	99	90	9	10
Industrial	42	41	1	2
Governmental	10	9	1	11
Total retail	262	241	21	9
Sales for resale
Associated companies	20	16	4	25
Non-associated companies	6	6	-	-
Other	7	7	-	-
Total	$ 295	$ 270	$25	9

Billed Electric Energy
Sales (GWh):
Residential	1,289	1,251	38	3
Commercial	1,097	1,070	27	3
Industrial	622	653	(31)	(5)
Governmental	95	95	-	-
Total retail	3,103	3,069	34	1
Sales for resale
Associated companies	181	146	35	24
Non-associated companies	36	84	(48)	(57)
Total	3,320	3,299	21	1

ENTERGY NEW ORLEANS, INC.

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Hurricane Katrina

See the Form 10-K for a discussion of the effects of Hurricane Katrina, which in August 2005 caused catastrophic damage to Entergy New Orleans' service territory, including the effect of extensive flooding that resulted from levee breaks in and around the New Orleans area, and Entergy's initiatives to recover storm restoration and business continuity costs.

Bankruptcy Proceedings

See the Form 10-K for a discussion of the significant terms in Entergy New Orleans' plan of reorganization that became effective in May 2007.

Insurance Claim

In April 2008, Entergy received from its primary insurer $53.6 million of additional insurance proceeds on its Hurricane Katrina claim, and all of the April 2008 proceeds were allocated to Entergy New Orleans.

Results of Operations

Net Income

Net income increased $4.8 million in the first quarter 2008 compared to the first quarter 2007 primarily due to higher net revenue partially offset by a higher effective income tax rate.

Net Revenue

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges. Following is an analysis of the changes in net revenue comparing the first quarter 2008 to the first quarter 2007.
Amount
(In Millions)

2007 net revenue	$50.0
Net gas revenue	4.6
Volume/weather	3.4
Price applied to unbilled electric sales	2.5
Other	1.9
2008 net revenue	$62.4

The net gas revenue variance is primarily due to an increase in base rates and increased usage. Refer to Note 2 to the financial statements in the Form 10-K for a discussion of the base rate increase.

The volume/weather variance is due to an increase in electricity usage primarily in the residential sector in 2008 compared to the same period in 2007, which increased 72 GWh, an increase of 31%, as customers have returned to service following the losses from Hurricane Katrina.

The price applied to unbilled electric sales variance is due to an increase in the fuel cost component of the price applied to unbilled sales. See Note 1 to the financial statements in the Form 10-K for further discussion of the accounting for unbilled revenues.

Other Income Statement Variances

Other operation and maintenance expenses increased primarily due to consultant fees and the accrual of an Energy Efficiency Fund effective in the first quarter 2008.

Reorganization items in 2007 consist primarily of professional fees associated with the bankruptcy case.

Other income decreased primarily due to a reduction in the allowance for equity funds used during construction related to a decrease in storm-related construction.

Income Taxes

The effective income tax rate was 48.8% for the first quarter 2008 and 32.4% for the first quarter 2007. The effective income tax rate for the first quarter 2008 was higher than the federal statutory rate of 35% primarily due to book and tax differences related to utility plant items and state income taxes. The effective income tax rate for the first quarter 2007 was lower than the federal statutory rate of 35% primarily due to book and tax differences related to the allowance of equity funds used during construction and the amortization of deferred income taxes and investment tax credits, partially offset by book and tax differences related to utility plant items and state income taxes.

Liquidity and Capital Resources

Cash Flow

Cash flows for the first quarters of 2008 and 2007 were as follows:
	2008	2007
	(In Thousands)

Cash and cash equivalents at beginning of period	$92,010	$17,093

Cash flow provided by (used in):
Operating activities	5,212	17,191
Investing activities	(71,413)	(3,795)
Financing activities	(482)	(10,000)
Net increase (decrease) in cash and cash equivalents	(66,683)	3,396

Cash and cash equivalents at end of period	$25,327	$20,489

Operating Activities

Net cash provided by operating activities decreased $12.0 million for the first quarter 2008 compared to the first quarter 2007 primarily due to the timing of collections of receivables from customers and decreased recovery of deferred fuel costs, partially offset by an increase in net income.

Investing Activities

Net cash used in investing activities increased $67.6 million for the first quarter 2008 compared to the first quarter 2007 primarily due to an increase in Entergy New Orleans' receivable from the money pool and proceeds of $10 million received in 2007 related to the sale in the first quarter 2007 of a power plant that had been out of service since 1984.

Financing Activities

Net cash used in financing activities decreased $9.5 million for the first quarter 2008 compared to the first quarter 2007 primarily due to a partial repayment of Entergy New Orleans' borrowings under the debtor in possession credit facility in 2007.

Capital Structure

Entergy New Orleans' capitalization is shown in the following table. The increase in net debt to net capital ratio is primarily due to the decrease in cash and cash equivalents as a result of n increase in Entergy New Orleans' money pool receivable.

	March 31, 2008	December 31, 2007

Net debt to net capital	57.6%	51.8%
Effect of subtracting cash from debt	2.1%	8.8%
Debt to capital	59.7%	60.6%

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

Entergy New Orleans' receivables from or (payables to) the money pool were as follows:

March 31, 2008	December 31, 2007	March 31, 2007	December 31, 2006
(In Thousands)

$94,689	$47,705	($37,166)	($37,166)

See Note 4 to the financial statements in the Form 10-K for a description of the money pool. As discussed in the Form 10-K, in May 2007, Entergy New Orleans issued notes in satisfaction of its affiliate prepetition accounts payable, including its indebtedness to the Entergy System money pool.

Significant Factors and Known Trends

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends" in the Form 10-K for a discussion of state and local rate regulation, federal regulation, the Energy Policy Act of 2005, and environmental risks. The following are updates to the Form 10-K.

State and Local Rate Regulation

Retail Rates

In January 2008, Entergy New Orleans voluntarily implemented a 6.15% base rate credit for electric customers, which Entergy New Orleans estimates will return $10.6 million to electric customers in 2008. Entergy New Orleans was able to implement this credit because the recovery of New Orleans after Hurricane Katrina has been occurring faster than expected. In addition, Entergy New Orleans also set aside $2.5 million for an Energy Efficiency Fund.

Fuel Adjustment Clause Litigation

See the Form 10-K for a discussion of the complaint filed in April 1999 by a group of ratepayers against Entergy New Orleans, Entergy Corporation, Entergy Services, and Entergy Power in state court in Orleans Parish purportedly on behalf of all Entergy New Orleans ratepayers and a corresponding complaint filed with the City Council. In February 2004, the City Council approved a resolution that resulted in a refund to customers of $11.3 million, including interest, during the months of June through September 2004. In May 2005 the Civil District Court for the Parish of Orleans affirmed the City Council resolution, finding no support for the plaintiffs' claim that the refund amount should be higher. In June 2005, the plaintiffs appealed the Civil District Court decision to the Louisiana Fourth Circuit Court of Appeal. On February 25, 2008, the Fourth Circuit Court of Appeal issued a decision affirming in part, and reversing in part, the Civil District Court's decision.  Although the Fourth Circuit Court of Appeal did not reverse any of the substantive findings and conclusions of the City Council or the Civil District Court, the Fourth Circuit found that the amount of the refund was arbitrary and capricious and increased the amount of the refund to $34.3 million.  Entergy New Orleans believes that the increase in the refund ordered by the Fourth Circuit is not justified. Entergy New Orleans, the City Council, and the plaintiffs requested rehearing, and in April 2008, the Fourth Circuit granted the plaintiffs' request for rehearing. In addition to changing the basis for the court's decision in the manner requested by the plaintiffs, the court also granted the plaintiffs' request that it provide for interest on the refund amount. The court denied the motions for rehearing filed by the City Council and Entergy New Orleans. In May 2008, Entergy New Orleans and the City Council filed petitions for appeal to the Louisiana Supreme Court, which has been opposed by the plaintiffs, and filed with the Louisiana Supreme Court applications for a writ of certiorari seeking, among other things, reversal of the Fourth Circuit decision.

Federal Regulation

See "System Agreement Proceedings" and "Independent Coordinator of Transmission" in the "Significant Factors and Known Trends" section of Entergy Corporation and Subsidiaries Management's Financial Discussion and Analysis for updates to the discussion in the Form 10-K.

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

ENTERGY NEW ORLEANS, INC.
INCOME STATEMENTS
For the Three Months Ended March 31, 2008 and 2007
(Unaudited)

	2008	2007
	(In Thousands)

OPERATING REVENUES
Electric	$140,228	$121,619
Natural gas	51,127	47,023
TOTAL	191,355	168,642

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	79,898	77,431
Purchased power	48,011	40,159
Other operation and maintenance	24,820	22,205
Taxes other than income taxes	10,134	9,774
Depreciation and amortization	8,094	8,123
Reorganization items	-	2,343
Other regulatory charges - net	1,030	1,033
TOTAL	171,987	161,068

OPERATING INCOME	19,368	7,574

OTHER INCOME
Allowance for equity funds used during construction	78	1,191
Interest and dividend income	2,354	2,733
Miscellaneous - net	(762)	(179)
TOTAL	1,670	3,745

INTEREST AND OTHER CHARGES
Interest on long-term debt	3,242	3,245
Other interest - net	2,332	4,309
Allowance for borrowed funds used during construction	(50)	(898)
TOTAL	5,524	6,656

INCOME BEFORE INCOME TAXES	15,514	4,663

Income taxes	7,567	1,513

NET INCOME	7,947	3,150

Preferred dividend requirements and other	241	241

EARNINGS APPLICABLE TO
COMMON STOCK	$7,706	$2,909

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY NEW ORLEANS, INC.
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2008 and 2007
(Unaudited)

	2008	2007
	(In Thousands)
OPERATING ACTIVITIES
Net income	$7,947	$3,150
Adjustments to reconcile net income to net cash flow provided by operating activities:
Other regulatory charges - net	1,030	1,033
Depreciation and amortization	8,094	8,123
Deferred income taxes, investment tax credits, and non-current taxes accrued	11,702	15,615
Changes in working capital:
Receivables	(13,306)	(6,626)
Fuel inventory	3,727	4,843
Accounts payable	2,010	15,069
Taxes accrued	(2,212)	7,123
Interest accrued	(2,165)	(1,377)
Deferred fuel costs	(8,509)	2,207
Other working capital accounts	(5,734)	(5,790)
Provision for estimated losses and reserves	867	421
Changes in other regulatory assets	3,128	(1,175)
Other	(1,367)	(25,425)
Net cash flow provided by operating activities	5,212	17,191

INVESTING ACTIVITIES
Construction expenditures	(22,760)	(17,836)
Allowance for equity funds used during construction	78	1,191
Insurance proceeds	-	2,804
Proceeds from the sale of assets	-	10,046
Change in money pool receivable - net	(46,984)	-
Changes in other investments - net	(1,747)	-
Net cash flow used in investing activities	(71,413)	(3,795)

FINANCING ACTIVITIES
Repayment of DIP credit facility	-	(9,908)
Dividends paid:
Preferred stock	(482)	(92)
Net cash flow used in financing activities	(482)	(10,000)

Net increase (decrease) in cash and cash equivalents	(66,683)	3,396

Cash and cash equivalents at beginning of period	92,010	17,093

Cash and cash equivalents at end of period	$25,327	$20,489

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$7,552	$8,745
Income taxes	$716	$-

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC.
BALANCE SHEETS
ASSETS
March 31, 2008 and December 31, 2007
(Unaudited)

	2008	2007
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents
Cash	$969	$119
Temporary cash investments - at cost
which approximates market	24,358	91,891
Total cash and cash equivalents	25,327	92,010
Accounts receivable:
Customer	52,027	45,478
Allowance for doubtful accounts	(1,023)	(4,639)
Associated companies	114,820	58,952
Other	5,385	9,928
Accrued unbilled revenues	23,642	24,842
Total accounts receivable	194,851	134,561
Deferred fuel costs	25,790	17,281
Fuel inventory - at average cost	773	4,500
Materials and supplies - at average cost	9,093	9,007
Prepayments and other	7,487	2,539
TOTAL	263,321	259,898

OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity	3,259	3,259
Non-utility property at cost (less accumulated depreciation)	1,016	1,016
Other property and investments	7,019	5,272
TOTAL	11,294	9,547

UTILITY PLANT
Electric	755,888	745,426
Natural gas	205,139	201,870
Construction work in progress	7,524	14,144
TOTAL UTILITY PLANT	968,551	961,440
Less - accumulated depreciation and amortization	515,616	507,537
UTILITY PLANT - NET	452,935	453,903

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets	146,437	143,726
Long term receivables	126	126
Other	9,687	8,995
TOTAL	156,250	152,847

TOTAL ASSETS	$883,800	$876,195

See Notes to Financial Statements.

92

ENTERGY NEW ORLEANS, INC.
BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY
March 31, 2008 and December 31, 2007
(Unaudited)

	2008	2007
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$30,000	$30,000
Accounts payable:
Associated companies	19,142	27,138
Other	33,372	23,366
Customer deposits	18,519	17,803
Taxes accrued	2,769	4,981
Accumulated deferred income taxes	6,088	1,754
Interest accrued	3,052	5,217
Other	8,287	9,944
TOTAL CURRENT LIABILITIES	121,229	120,203

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	118,426	114,729
Accumulated deferred investment tax credits	2,723	2,809
SFAS 109 regulatory liability - net	75,657	73,613
Other regulatory liabilities	9,522	9,522
Retirement cost liability	2,819	2,772
Accumulated provisions	15,196	14,329
Pension and other postretirement liabilities	14,521	15,484
Long-term debt	273,704	273,912
Gas system rebuild insurance proceeds	30,708	36,958
Other	14,365	14,640
TOTAL NON-CURRENT LIABILITIES	557,641	558,768

Commitments and Contingencies

SHAREHOLDERS' EQUITY
Preferred stock without sinking fund	19,780	19,780
Common stock, $4 par value, authorized 10,000,000
shares; issued and outstanding 8,435,900 shares in 2008
and 2007	33,744	33,744
Paid-in capital	36,294	36,294
Retained earnings	115,112	107,406
TOTAL	204,930	197,224

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$883,800	$876,195

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC.
SELECTED OPERATING RESULTS
For the Three Months Ended March 31, 2008 and 2007
(Unaudited)

			Increase/
Description	2008	2007	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$33	$25	$8	32
Commercial	40	38	2	5
Industrial	10	10	-	-
Governmental	16	15	1	7
Total retail	99	88	11	13
Sales for resale
Associated companies	36	34	2	6
Other	5	-	5	-
Total	$140	$122	$18	15

Billed Electric Energy
Sales (GWh):
Residential	306	234	72	31
Commercial	408	395	13	3
Industrial	131	137	(6)	(4)
Governmental	178	164	14	9
Total retail	1,023	930	93	10
Sales for resale
Associated companies	326	350	(24)	(7)
Non-associated companies	3	2	1	50
Total	1,352	1,282	70	5

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

Net income decreased $5.7 million for the first quarter 2008 compared to the first quarter 2007. The decrease is primarily due to a decrease in rate base in the first quarter 2008 compared to the same period in 2007 resulting in lower operating income. Lower interest income earned on money pool investments also contributed to the decrease in net income.

Liquidity and Capital Resources

Cash Flow

Cash flows for the first quarters of 2008 and 2007 were as follows:
	2008	2007
	(In Thousands)

Cash and cash equivalents at beginning of period	$105,005	$135,012

Cash flow provided by (used in):
Operating activities	52,852	59,420
Investing activities	(77,502)	(31,754)
Financing activities	(49,301)	(45,835)
Net decrease in cash and cash equivalents	(73,951)	(18,169)

Cash and cash equivalents at end of period	$31,054	$116,843

Investing Activities

The increase of $45.7 million in net cash used by investing activities in the first quarter 2008 compared to the first quarter 2007 is primarily due to an increase in System Energy's receivable from the money pool.

Capital Structure

System Energy's capitalization is balanced between equity and debt, as shown in the following table.

	March 31, 2008	December 31, 2007

Net debt to net capital	48.7%	47.4%
Effect of subtracting cash from debt	0.9%	3.2%
Debt to capital	49.6%	50.6%

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

System Energy's receivables from the money pool were as follows:

March 31, 2008	December 31, 2007	March 31, 2007	December 31, 2006
(In Thousands)

$111,245	$53,620	$99,031	$88,231

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Significant Factors and Known Trends

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends" in the Form 10-K for a discussion of the Energy Policy Act of 2005, nuclear matters, and environmental risks. The following is an update to the Form 10-K.

System Energy Rate Proceeding

In March 2008, the LPSC filed a complaint at the FERC under Federal Power Act section 206 against System Energy and Entergy Services. The complaint requests that the FERC set System Energy's rate of return on common equity at no more than 9.75%. The LPSC's complaint further requests that System Energy base its decommissioning and depreciation expenses on a 60-year useful life for Grand Gulf as opposed to the 40-year life specified in the existing NRC operating license. The APSC, the City of New Orleans, the MPSC, and other parties have intervened in the proceeding. System Energy filed its answer to the complaint in April 2008, in which it denies the allegations of the LPSC and requests that the FERC dismiss the complaint without a hearing.

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

SYSTEM ENERGY RESOURCES, INC.
INCOME STATEMENTS
For the Three Months Ended March 31, 2008 and 2007
(Unaudited)

	2008	2007
	(In Thousands)

OPERATING REVENUES
Electric	$114,372	$126,157

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	10,616	8,388
Nuclear refueling outage expenses	4,204	4,535
Other operation and maintenance	24,989	24,237
Decommissioning	6,724	6,255
Taxes other than income taxes	(2,072)	8,411
Depreciation and amortization	26,555	25,962
Other regulatory credits - net	(1,986)	(1,960)
TOTAL	69,030	75,828

OPERATING INCOME	45,342	50,329

OTHER INCOME
Allowance for equity funds used during construction	1,129	416
Interest and dividend income	2,547	5,815
Miscellaneous - net	(167)	(79)
TOTAL	3,509	6,152

INTEREST AND OTHER CHARGES
Interest on long-term debt	11,962	12,353
Other interest - net	43	16
Allowance for borrowed funds used during construction	(378)	(135)
TOTAL	11,627	12,234

INCOME BEFORE INCOME TAXES	37,224	44,247

Income taxes	15,623	16,950

NET INCOME	$21,601	$27,297

See Notes to Financial Statements.

(Page left blank intentionally)

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2008 and 2007
(Unaudited)

	2008	2007
	(In Thousands)

OPERATING ACTIVITIES
Net income	$21,601	$27,297
Adjustments to reconcile net income to net cash flow provided by operating activities:
Other regulatory credits - net	(1,986)	(1,960)
Depreciation, amortization, and decommissioning	33,279	32,217
Deferred income taxes, investment tax credits, and non-current taxes accrued	24,917	57,248
Changes in working capital:
Receivables	29,425	969
Accounts payable	(10,550)	17,411
Taxes accrued	-	(47,988)
Interest accrued	(32,863)	(31,678)
Other working capital accounts	(34,307)	(17,321)
Changes in other regulatory assets	(536)	721
Other	23,872	22,504
Net cash flow provided by operating activities	52,852	59,420

INVESTING ACTIVITIES
Construction expenditures	(13,376)	(14,275)
Allowance for equity funds used during construction	1,129	416
Nuclear fuel purchases	-	(56,279)
Proceeds from sale/leaseback of nuclear fuel	-	56,370
Proceeds from nuclear decommissioning trust fund sales	35,097	27,337
Investment in nuclear decommissioning trust funds	(42,727)	(34,523)
Change in money pool receivable - net	(57,625)	(10,800)
Net cash flow used in investing activities	(77,502)	(31,754)

FINANCING ACTIVITIES
Retirement of long-term debt	(26,701)	(23,335)
Dividends paid:
Common stock	(22,600)	(22,500)
Net cash flow used in financing activities	(49,301)	(45,835)

Net decrease in cash and cash equivalents	(73,951)	(18,169)

Cash and cash equivalents at beginning of period	105,005	135,012

Cash and cash equivalents at end of period	$31,054	$116,843

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$43,584	$42,592
Income taxes	$36	$-

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
ASSETS
March 31, 2008 and December 31, 2007
(Unaudited)

	2008	2007
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$582	$406
Temporary cash investments - at cost,
which approximates market	30,472	104,599
Total cash and cash equivalents	31,054	105,005
Accounts receivable:
Associated companies	142,088	112,598
Other	2,631	3,921
Total accounts receivable	144,719	116,519
Materials and supplies - at average cost	71,555	68,613
Deferred nuclear refueling outage costs	10,170	13,640
Prepayments and other	44,060	9,225
TOTAL	301,558	313,002

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	306,906	315,654
Note receivable - Entergy New Orleans	25,560	25,560
TOTAL	332,466	341,214

UTILITY PLANT
Electric	3,282,575	3,273,390
Property under capital lease	475,157	475,157
Construction work in progress	92,462	88,296
Nuclear fuel under capital lease	73,832	81,616
Nuclear fuel	6,785	7,656
TOTAL UTILITY PLANT	3,930,811	3,926,115
Less - accumulated depreciation and amortization	2,129,214	2,101,484
UTILITY PLANT - NET	1,801,597	1,824,631

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
SFAS 109 regulatory asset - net	91,071	93,083
Other regulatory assets	275,884	274,202
Other	12,291	12,628
TOTAL	379,246	379,913

TOTAL ASSETS	$2,814,867	$2,858,760

See Notes to Financial Statements.

100

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
LIABILITIES AND SHAREHOLDER'S EQUITY
March 31, 2008 and December 31, 2007
(Unaudited)

	2008	2007
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$28,440	$26,701
Accounts payable:
Associated companies	3,292	8,902
Other	24,242	29,182
Accumulated deferred income taxes	3,171	4,494
Interest accrued	14,540	47,403
Obligations under capital leases	30,058	30,058
TOTAL	103,743	146,740

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	335,773	314,991
Accumulated deferred investment tax credits	64,315	65,184
Obligations under capital leases	43,819	51,558
Other regulatory liabilities	253,026	243,450
Decommissioning	375,284	368,559
Accumulated provisions	2,469	2,469
Pension and other postretirement liabilities	30,226	30,031
Long-term debt	744,844	773,266
Other	-	145
TOTAL	1,849,756	1,849,653

Commitments and Contingencies

SHAREHOLDER'S EQUITY
Common stock, no par value, authorized 1,000,000 shares;
issued and outstanding 789,350 shares in 2008 and 2007	789,350	789,350
Retained earnings	72,018	73,017
TOTAL	861,368	862,367

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$2,814,867	$2,858,760

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See "PART I, Item 1, Litigation" in the Form 10-K for a discussion of legal, administrative, and other regulatory proceedings affecting Entergy.

Item 1A. Risk Factors

There have been no material changes to the risk factors discussed in "PART I, Item 1A, Risk Factors" in the Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum $ Amount of Shares that May Yet be Purchased Under a Plan (2)

1/01/2008-1/31/2008	151,100	$118.95	151,100	$1,002,605,862
2/01/2008-2/29/2008	785,000	$106.68	785,000	$921,455,080
3/01/2008-3/31/2008	532,100	$106.11	532,100	$867,033,426
Total	1,468,200	$107.74	1,468,200

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

(2)

Maximum amount of shares that may yet be repurchased relates only to the $1.5 billion and $500 million plans and does not include an estimate of the amount of shares that may be purchased to fund the exercise of grants under the stock-based compensation plans.

The amount of share repurchases may vary as a result of material changes in business results or capital spending or new investment opportunities.

Item 5. Other Information

Affiliate Purchased Power Agreements

See the Part I, Item 1 of the Form 10-K for a discussion of the FERC proceeding involving the purchased power agreements entered by Entergy Louisiana and Entergy New Orleans to procure electric power from affiliates, the FERC's decision in the proceeding, and the LPSC's appeal of that decision. On April 10, 2008, the LPSC filed its initial brief with the D.C. Circuit. In its initial brief, the LPSC argues the FERC erred: (1) in concluding that Entergy Arkansas' short term sale of capacity and energy to third parties did not trigger the obligation to offer a right of first refusal with respect to this capacity to the other Utility operating companies pursuant to the provisions of the System Agreement; and (2) by approving an allocation of baseload generating resources that unduly preferred Entergy New Orleans and unduly discriminated against Entergy Gulf States Louisiana. The joint brief of the Utility operating companies, the APSC, the MPSC, and the City Council is due June 24, 2008.

Franchises and Certificates

As discussed in the Form 10-K, on December 28, 2007, the Texas Industrial Energy Consumers (TIEC) filed a petition asking the PUCT to declare that Entergy Gulf States, Inc. was required to obtain prior PUCT approval in connection with Entergy Texas' acquisition of its certificate of convenience and necessity as part of the jurisdictional separation of Entergy Gulf States, Inc. into Entergy Texas and Entergy Gulf States Louisiana.  The TIEC further requested that the PUCT declare Entergy Texas' acquisition of the certificate of convenience and necessity null and void if it occurred without prior PUCT approval.  Entergy Texas filed responses challenging the TIEC's petition and requesting dismissal of the petition. The PUCT staff in a pleading in the proceeding stated its view that no approval by the PUCT of the jurisdictional separation was necessary. The administrative law judge declined to dismiss TIEC's petition, and the PUCT did not vote to hear Entergy Texas' appeal of the administrative law judge's order.

To resolve expeditiously any outstanding related issues, on March 31, 2008, Entergy Texas filed a request with the PUCT for approval of the allocation to Entergy Texas of the certificate of convenience and necessity to the extent the PUCT finds such an approval is necessary. The PUCT staff recommended, and the administrative law judge ordered, that this proceeding be abated pending a decision on the TIEC petition. Entergy Texas has appealed the abatement order to the PUCT. On May 1, 2008, the administrative law judge issued an order unabating the proceeding initiated by Entergy Texas in order to facilitate expedient processing of the proceeding. The administrative law judge has requested comments on whether the proceeding initiated by TIEC should be consolidated with Entergy Texas' request for approval of the allocation of the certificate of convenience and necessity.

Entergy Texas continues to believe that no regulatory approval by the PUCT of the jurisdictional separation was necessary and that the ultimate resolution of this matter will not affect the jurisdictional separation of Entergy Gulf States, Inc.

Environmental Regulation

Ozone Non-attainment

Entergy Texas and Entergy Gulf States Louisiana each operate fossil-fueled generating units in geographic areas that are not in attainment of the currently-enforced national ambient air quality standards for ozone. Texas non-attainment areas that affect Entergy are the Houston-Galveston and the Beaumont-Port Arthur areas. In Louisiana, Entergy is affected by the non-attainment status of the Baton Rouge area. Areas in non-attainment are classified as "marginal", "moderate," "serious," or "severe." When an area fails to meet the ambient air standard, the EPA requires state regulatory authorities to prepare state implementation plans meant to cause progress toward bringing the area into attainment with applicable standards.

In April 2004, the EPA issued a final rule, effective June 2005, revoking the 1-hour ozone standard, including designations and classifications. In a separate action over the same period, the EPA enacted 8-hour ozone non-attainment classifications and stated that areas designated as non-attainment under a new 8-hour ozone standard shall have one year to adjust to the new requirements with submittal of a new attainment plan. For Louisiana, the Baton Rouge area is currently classified as a ''marginal" (rather than "severe") non-attainment area under the new standard with an attainment date of June 15, 2007. On March 21, 2008 the EPA published a notice that the Baton Rouge area had failed to meet the standard by the attainment date and was proceeding with a "bump-up" of the area to the next higher non-attainment level. The Baton Rouge area is now classified as "moderate" non-attainment under the new standard with an attainment date of June 15, 2010.

For Texas, the Beaumont-Port Arthur area is currently classified as a "marginal" (rather than "serious") non-attainment area under the new standard with an attainment date of June 15, 2007. On March 18, 2008 the EPA published a notice that the Beaumont-Port Arthur area had failed to meet the standard by the attainment date and was proceeding with a "bump-up" of the area to the next higher non-attainment level. The Houston-Galveston area is now classified as "moderate" non-attainment under the new standard with an attainment date of June 15, 2010. On June 15, 2007, the Texas governor petitioned the EPA to reclassify the Houston-Galveston area from "moderate" to "severe" with an attainment date of June 15, 2019. EPA consideration of the petition is still pending.

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

On March 12, 2008 the EPA reduced the National Ambient Air Quality Standard for ozone, which will in turn place additional counties and parishes in which Entergy operates in nonattainment status. States will develop State Implementation Plans that outline control requirements to enable these counties and parishes to reach attainment status. Entergy facilities in these areas will be subject to installation of NOx controls, but the degree of control will not be known until the State Implementation Plans are developed. Entergy will monitor and be involved in the State Implementation Plans development process in states where Entergy has facilities.

316(b) Cooling Water Intake Structures

In March 2008, the NYDEC issued a draft water quality certification and a draft discharge permit for FitzPatrick, opening a 30-day public comment period on these documents. The certification, or a waiver or exemption of the same, is required by section 401 of the federal Clean Water Act as a supporting document to the NRC's license renewal decision. The discharge permit action is not related to the license renewal decision. The NYDEC received comments on the draft documents from Entergy and from the public, and New York law requires that a hearing now be held on these public comments prior to the issuance of a final discharge permit or water quality certification. In response, the NYDEC issued a draft denial without prejudice of the certification because the NYDEC asks for more information before making a final decision. The NYDEC is required to begin hearings on both draft documents in the near term. FitzPatrick, having filed a timely and complete application for permit renewal, continues to operate under its former discharge permit.

Earnings Ratios (Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

The Registrant Subsidiaries have calculated ratios of earnings to fixed charges and ratios of earnings to combined fixed charges and preferred dividends/distributions pursuant to Item 503 of Regulation S-K of the SEC as follows:

	Ratios of Earnings to Fixed Charges
	Twelve Months Ended
	December 31,					March 31,
	2003	2004	2005	2006	2007	2008

Entergy Arkansas	3.17	3.37	3.75	3.37	3.19	3.14
Entergy Gulf States Louisiana	1.51	3.04	3.34	3.01	2.84	2.96
Entergy Louisiana	3.93	3.60	3.50	3.23	3.44	3.53
Entergy Mississippi	3.06	3.41	3.16	2.54	3.22	3.22
Entergy New Orleans	1.73	3.60	1.22	1.52	2.74	3.46
System Energy	3.66	3.95	3.85	4.05	3.95	3.84

	Ratios of Earnings to Combined Fixed Charges and Preferred Dividends/Distributions
	Twelve Months Ended
	December 31,					March 31,
	2003	2004	2005	2006	2007	2008

Entergy Arkansas	2.79	2.98	3.34	3.06	2.88	2.83
Entergy Gulf States Louisiana	1.45	2.90	3.18	2.90	2.73	2.87
Entergy Louisiana	-	-	-	2.90	3.08	3.13
Entergy Mississippi	2.77	3.07	2.83	2.34	2.97	2.97
Entergy New Orleans	1.59	3.31	1.12	1.35	2.54	3.16

Item 6. Exhibits *
4(a)	Instrument of Correction dated March 20, 2008, to Debt Assumption Agreement dated as of December 31, 2007, between Entergy Gulf States Louisiana, L.L.C. and Entergy Texas, Inc.

4(b)	Act of Correction to Mortgage and Security Agreement dated March 20, 2008, between Entergy Gulf States Louisiana, L.L.C. and Entergy Texas, Inc.

4(c)	First Amendment to Mortgage, Deed of Trust, and Security Agreement dated March 20, 2008, among Entergy Gulf States Louisiana, L.L.C., Entergy Texas, Inc., and Mark G. Otts, as Trustee.

10(a)	Restricted Unit Agreement between Leo P. Denault and Entergy Corporation.

12(a) -	Entergy Arkansas' Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

12(b) -	Entergy Gulf States Louisiana's Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Distributions, as defined.

12(c) -	Entergy Louisiana's Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Distributions, as defined.

105

12(d) -	Entergy Mississippi's Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

12(e) -	Entergy New Orleans' Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

12(f) -	System Energy's Computation of Ratios of Earnings to Fixed Charges, as defined.

31(a) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Corporation.

31(b) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Corporation.

31(c) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Arkansas.

31(d) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Arkansas.

31(e) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Gulf States Louisiana.

31(f) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Gulf States Louisiana.

31(g) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Louisiana.

31(h) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Louisiana.

31(i) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Mississippi.

31(j) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Mississippi.

31(k) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy New Orleans.

31(l) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy New Orleans.

31(m) -	Rule 13a-14(a)/15d-14(a) Certification for System Energy.

31(n) -	Rule 13a-14(a)/15d-14(a) Certification for System Energy.

32(a) -	Section 1350 Certification for Entergy Corporation.

32(b) -	Section 1350 Certification for Entergy Corporation.

32(c) -	Section 1350 Certification for Entergy Arkansas.

32(d) -	Section 1350 Certification for Entergy Arkansas.

32(e) -	Section 1350 Certification for Entergy Gulf States Louisiana.

32(f) -	Section 1350 Certification for Entergy Gulf States Louisiana.

32(g) -	Section 1350 Certification for Entergy Louisiana.

32(h) -	Section 1350 Certification for Entergy Louisiana.

32(i) -	Section 1350 Certification for Entergy Mississippi.

32(j) -	Section 1350 Certification for Entergy Mississippi.

32(k) -	Section 1350 Certification for Entergy New Orleans.

106

32(l) -	Section 1350 Certification for Entergy New Orleans.

32(m) -	Section 1350 Certification for System Energy.

32(n) -	Section 1350 Certification for System Energy.

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
*

Reference is made to a duplicate list of exhibits being filed as a part of this report on Form 10-Q for the quarter ended March 31, 2008, which list, prepared in accordance with Item 102 of Regulation S-T of the SEC, immediately precedes the exhibits being filed with this report on Form 10-Q for the quarter ended March 31, 2008.

**	Incorporated herein by reference as indicated.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company or its subsidiaries.

ENTERGY CORPORATION ENTERGY ARKANSAS, INC. ENTERGY GULF STATES LOUISIANA, L.L.C. ENTERGY LOUISIANA, LLC ENTERGY MISSISSIPPI, INC. ENTERGY NEW ORLEANS, INC. SYSTEM ENERGY RESOURCES, INC.

/s/ Theodore H. Bunting, Jr. Theodore H. Bunting, Jr. Senior Vice President and Chief Accounting Officer (For each Registrant and for each as Principal Accounting Officer)

Date: May 9, 2008