Form 10-Q
period 2008-09-30
ENTERGY CORP /DE/; SYSTEM ENERGY RESOURCES INC; Entergy Texas, Inc.; ENTERGY MISSISSIPPI INC; Entergy Louisiana, LLC; ENTERGY ARKANSAS INC; ENTERGY NEW ORLEANS INC; ENTERGY GULF STATES LOUISIANA, LLC
filed 2008-11-07
CIK 65984, 202584, 1427437, 66901, 1348952, 7323, 71508, 44570

__________________________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number	Registrant, State of Incorporation, Address of Principal Executive Offices, Telephone Number, and IRS Employer Identification No.	Commission File Number	Registrant, State of Incorporation, Address of Principal Executive Offices, Telephone Number, and IRS Employer Identification No.
1-11299	ENTERGY CORPORATION (a Delaware corporation) 639 Loyola Avenue New Orleans, Louisiana 70113 Telephone (504) 576-4000 72-1229752	1-31508	ENTERGY MISSISSIPPI, INC. (a Mississippi corporation) 308 East Pearl Street Jackson, Mississippi 39201 Telephone (601) 368-5000 64-0205830

1-10764	ENTERGY ARKANSAS, INC. (an Arkansas corporation) 425 West Capitol Avenue Little Rock, Arkansas 72201 Telephone (501) 377-4000 71-0005900	0-5807	ENTERGY NEW ORLEANS, INC. (a Louisiana corporation) 1600 Perdido Street, Building 505 New Orleans, Louisiana 70112 Telephone (504) 670-3700 72-0273040

333-148557	ENTERGY GULF STATES LOUISIANA, L.L.C. (a Louisiana limited liability company) 446 North Boulevard Baton Rouge, Louisiana 70802 Telephone (800) 368-3749 74-0662730	000-53134	ENTERGY TEXAS, INC. (a Texas corporation) 350 Pine Street Beaumont, Texas 77701 Telephone (409) 838-6631 61-1435798

1-32718	ENTERGY LOUISIANA, LLC (a Texas limited liability company) 446 North Boulevard Baton Rouge, Louisiana 70802 Telephone (225) 381-5868 75-3206126	1-9067	SYSTEM ENERGY RESOURCES, INC. (an Arkansas corporation) Echelon One 1340 Echelon Parkway Jackson, Mississippi 39213 Telephone (601) 368-5000 72-0752777

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

	Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company
Entergy Corporation	Ö
Entergy Arkansas, Inc.			Ö
Entergy Gulf States Louisiana, L.L.C.			Ö
Entergy Louisiana, LLC			Ö
Entergy Mississippi, Inc.			Ö
Entergy New Orleans, Inc.			Ö
Entergy Texas, Inc.			Ö
System Energy Resources, Inc.			Ö

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Common Stock Outstanding		Outstanding at October 31, 2008
Entergy Corporation	($0.01 par value)	189,330,159

Entergy Corporation, Entergy Arkansas, Inc., Entergy Gulf States Louisiana, L.L.C., Entergy Louisiana, LLC, Entergy Mississippi, Inc., Entergy New Orleans, Inc., Entergy Texas, Inc., and System Energy Resources, Inc. separately file this combined Quarterly Report on Form 10-Q. Information contained herein relating to any individual company is filed by such company on its own behalf. Each company reports herein only as to itself and makes no other representations whatsoever as to any other company. This combined Quarterly Report on Form 10-Q supplements and updates the Entergy Annual Report on Form 10-K for the calendar year ended December 31, 2007, the Entergy Texas Form 10, and the Entergy and Entergy Texas Quarterly Reports on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008, filed by the individual registrants with the SEC, and should be read in conjunction therewith.

ENTERGY CORPORATION AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
September 30, 2008

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

Forward-looking statements involve a number of risks and uncertainties. There are factors that could cause actual results to differ materially from those expressed or implied in the forward-looking statements, including those factors discussed or incorporated by reference in (a) Item 1A. Risk Factors in the Form 10-K and the Entergy Texas Form 10, (b) Management's Financial Discussion and Analysis in the Form 10-K, the Entergy Texas Form 10, and in this report, and (c) the following factors (in addition to others described elsewhere in this combined report and in subsequent securities filings):

  resolution of pending and future rate cases and negotiations, including various performance-based rate discussions and implementation of Texas restructuring legislation, and other regulatory proceedings, including those related to Entergy's System Agreement, Entergy's utility supply plan, recovery of storm costs, and recovery of fuel and purchased power costs changes in utility regulation, including the beginning or end of retail and wholesale competition, the ability to recover net utility assets and other potential stranded costs, the operations of the independent coordinator of transmission that includes Entergy's utility service territory, and the application of more stringent transmission reliability requirements or market power criteria by the FERC changes in regulation of nuclear generating facilities and nuclear materials and fuel, including possible shutdown of nuclear generating facilities, particularly those in the Non-Utility Nuclear business resolution of pending or future applications for license renewals or modifications of nuclear generating facilities the performance of Entergy's generating plants, and particularly the capacity factors at its nuclear generating facilities
  Entergy's ability to develop and execute on a point of view regarding future prices of electricity, natural gas, and other energy-related commodities prices for power generated by Entergy's unregulated generating facilities, the ability to hedge, sell power forward or otherwise reduce the market price risk associated with those facilities, including the Non-Utility Nuclear plants, and the prices and availability of fuel and power Entergy must purchase for its utility customers, and Entergy's ability to meet credit support requirements for fuel and power supply contracts volatility and changes in markets for electricity, natural gas, uranium, and other energy-related commodities changes in law resulting from federal energy legislation
  changes in environmental, tax, and other laws, including requirements for reduced emissions of sulfur, nitrogen, carbon, mercury, and other substances uncertainty regarding the establishment of interim or permanent sites for spent nuclear fuel and nuclear waste storage and disposal variations in weather and the occurrence of hurricanes and other storms and disasters, including uncertainties associated with efforts to remediate the effects of hurricanes (including most recently, Hurricane Gustav and Hurricane Ike) and recovery of costs associated with restoration, including accessing funded storm reserves, federal and local recovery mechanisms, securitization, and insurance.
  Entergy's and its subsidiaries' ability to manage their capital projects and operation and maintenance costs
  Entergy's ability to purchase and sell assets at attractive prices and on other attractive terms the economic climate, and particularly growth in Entergy's service territory the effects of Entergy's strategies to reduce tax payments

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

(Page left blank intentionally)

DEFINITIONS

Certain abbreviations or acronyms used in the text and notes are defined below:

Abbreviation or Acronym	Term
AEEC	Arkansas Electric Energy Consumers
AFUDC	Allowance for Funds Used During Construction
ALJ	Administrative Law Judge
ANO 1 and 2	Units 1 and 2 of Arkansas Nuclear One Steam Electric Generating Station (nuclear), owned by Entergy Arkansas
APSC	Arkansas Public Service Commission
Board	Board of Directors of Entergy Corporation
capacity factor	Actual plant output divided by maximum potential plant output for the period
City Council or Council	Council of the City of New Orleans, Louisiana
Enexus	Enexus Energy Corporation, a Delaware corporation created to hold Entergy's Non-Utility Nuclear business after its separation from Entergy
Entergy	Entergy Corporation and its direct and indirect subsidiaries
Entergy Corporation	Entergy Corporation, a Delaware corporation
Entergy Gulf States, Inc.	Predecessor company for financial reporting purposes to Entergy Gulf States Louisiana that included the assets and business operations of both Entergy Gulf States Louisiana and Entergy Texas
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

Entergy Texas Form 10	Registration Statement on Form 10 filed with the SEC by Entergy Texas, as amended August 28, 2008.
EPA	United States Environmental Protection Agency
EquaGen

EquaGen, LLC, a Delaware limited liability company that will become the successor to Entergy Nuclear, Inc. and will operate Non-Utility Nuclear's nuclear power plants as part of the plan to separate Non-Utility Nuclear from Entergy

ERCOT	Electric Reliability Council of Texas
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
firm LD

Transaction that requires receipt or delivery of energy at a specified delivery point (usually at a market hub not associated with a specific asset) or settles financially on notional quantities; if a party fails to deliver or receive energy, the defaulting party must compensate the other party as specified in the contract

Form 10-K	Annual Report on Form 10-K for the calendar year ended December 31, 2007 filed by Entergy Corporation and its Registrant Subsidiaries (other than Entergy Texas) with the SEC
Grand Gulf	Unit No. 1 of Grand Gulf Steam Electric Generating Station (nuclear), 90% owned or leased by System Energy
GWh	Gigawatt-hour(s), which equals one million kilowatt-hours
Independence	Independence Steam Electric Station (coal), owned 16% by Entergy Arkansas, 25% by Entergy Mississippi, and 7% by Entergy Power
1 DEFINITIONS (Continued)
IRS	Internal Revenue Service
ISO	Independent System Operator
kW	Kilowatt
kWh	Kilowatt-hour(s)
LPSC	Louisiana Public Service Commission
MMBtu	One million British Thermal Units
MPSC	Mississippi Public Service Commission
MW	Megawatt(s), which equals one thousand kilowatt(s)
MWh	Megawatt-hour(s)
Net debt ratio	Gross debt less cash and cash equivalents divided by total capitalization less cash and cash equivalents
Net MW in operation	Installed capacity owned or operated
Non-Utility Nuclear	Entergy's business segment that owns and operates six nuclear power plants and sells electric power produced by those plants to wholesale customers
NRC	Nuclear Regulatory Commission
NYPA	New York Power Authority
PPA	Purchased power agreement
production cost	Cost in $/MMBtu associated with delivering gas, excluding the cost of the gas
PUCT	Public Utility Commission of Texas
PUHCA 1935	Public Utility Holding Company Act of 1935, as amended
PUHCA 2005	Public Utility Holding Company Act of 2005, which repealed PUHCA 1935, among other things
Registrant Subsidiaries	Entergy Arkansas, Inc., Entergy Gulf States Louisiana, L.L.C., Entergy Louisiana, LLC, Entergy Mississippi, Inc., Entergy New Orleans, Inc., Entergy Texas, Inc., and System Energy Resources, Inc.
River Bend	River Bend Steam Electric Generating Station (nuclear), owned by Entergy Gulf States Louisiana
SEC	Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards as promulgated by the FASB
System Agreement	Agreement, effective January 1, 1983, as modified, among the Utility operating companies relating to the sharing of generating capacity and other power resources
System Energy	System Energy Resources, Inc.
TIEC	Texas Industrial Energy Consumers
TWh	Terawatt-hour(s), which equals one billion kilowatt-hours
unit-contingent	Transaction under which power is supplied from a specific generation asset; if the asset is unavailable, the seller is not liable to the buyer for any damages
Unit Power Sales Agreement

Agreement, dated as of June 10, 1982, as amended and approved by FERC, among Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy, relating to the sale of capacity and energy from System Energy's share of Grand Gulf

Utility	Entergy's business segment that generates, transmits, distributes, and sells electric power, with a small amount of natural gas distribution
Utility operating companies	Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas
VDPS	Vermont Department of Public Service
VPSB	Vermont Public Service Board
Waterford 3	Unit No. 3 (nuclear) of the Waterford Steam Electric Generating Station, 100% owned or leased by Entergy Louisiana
weather-adjusted usage	Electric usage excluding the effects of deviations from normal weather

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

Plan to Pursue Separation of Non-Utility Nuclear

In November 2007, the Board approved a plan to pursue a separation of the Non-Utility Nuclear business from Entergy through a tax-free spin-off of the Non-Utility Nuclear business to Entergy shareholders. Upon completion of the spin-off, Enexus Energy Corporation, a wholly-owned subsidiary of Entergy and formerly referred to as SpinCo, will be a new, separate, and publicly-traded company. In addition, under the plan, Enexus and Entergy are expected to enter into a nuclear services business joint venture, EquaGen LLC, with 50% ownership by Enexus and 50% ownership by Entergy. The EquaGen board of managers will be comprised of equal membership from both Entergy and Enexus.

Upon completion of the spin-off, Entergy Corporation's shareholders will own 100% of the common stock in both Enexus and Entergy. Entergy expects that Enexus' business will be substantially comprised of Non-Utility Nuclear's assets, including its six nuclear power plants, and Non-Utility Nuclear's power marketing operation. Entergy Corporation's remaining business will primarily be comprised of the Utility business. EquaGen is expected to operate the nuclear assets owned by Enexus, and provide certain services to the Utility's nuclear operations. EquaGen is also expected to offer nuclear services to third parties, including decommissioning, plant relicensing, plant operations, and ancillary services.

Entergy Nuclear Operations, Inc., the current NRC-licensed operator of the Non-Utility Nuclear plants, filed an application in July 2007 with the NRC seeking indirect transfer of control of the operating licenses for the six Non-Utility Nuclear power plants, and supplemented that application in December 2007 to incorporate the planned business separation. Entergy Nuclear Operations, Inc., which is expected to be wholly-owned by EquaGen, will remain the operator of the plants after the separation.  Entergy Operations, Inc., the current NRC-licensed operator of Entergy's five Utility nuclear plants, will remain a wholly-owned subsidiary of Entergy and will continue to be the operator of the Utility nuclear plants. In the December 2007 supplement to the NRC application, Entergy Nuclear Operations, Inc. provided additional information regarding the spin-off transaction, organizational structure, technical and financial qualifications, and general corporate information. The NRC published a notice in the Federal Register establishing a period for the public to submit a request for hearing or petition to intervene in a hearing proceeding. The NRC notice period expired on February 5, 2008 and two petitions to intervene in the hearing proceeding were filed before the deadline. Each of the petitions opposes the NRC's approval of the license transfer on various grounds, including contentions that the approval request is not adequately supported regarding the basis for the proposed structure, the adequacy of decommissioning funding, and the adequacy of financial qualifications. Entergy submitted answers to the petitions on March 31 and April 8. On August 22, 2008, the NRC issued an order denying all of the petitions to intervene based upon the petitioners' failure to demonstrate the requisite standing to pursue their hearing requests. One of the petitioner groups filed a motion for reconsideration on September 4, 2008 and on September 15,

2008, Entergy filed a response opposing the motion for reconsideration. On September 23, 2008, the NRC issued an order denying the motion for reconsideration based upon several procedural errors.

Because resolution of any hearing requests is not a prerequisite to obtaining the required NRC approval, on July 28, 2008, the NRC staff approved the license transfers associated with the new ownership structure of EquaGen, the licensed operator, as well as the transfers to Enexus of the NRC licenses for Big Rock Point, FitzPatrick, Indian Point Units 1, 2 and 3, Palisades, Pilgrim and Vermont Yankee. The review conducted by the NRC staff included matters such as the financial and technical qualifications of the new organizations, as well as decommissioning funding assurance. In connection with the NRC approvals, Enexus agreed to enter into a financial support agreement with the entities licensed to own the nuclear power plants in the total amount of $700 million to support the operating costs for all six operating nuclear power plants.

Pursuant to Federal Power Act Section 203, on February 21, 2008, an application was filed with the FERC requesting approval for the indirect disposition and transfer of control of jurisdictional facilities of a public utility. In June 2008 the FERC issued an order authorizing the requested indirect disposition and transfer of control.

On January 28, 2008, Entergy Nuclear Vermont Yankee, LLC and Entergy Nuclear Operations, Inc. requested approval from the Vermont Public Service Board (VPSB) for the indirect transfer of control, consent to pledge assets, issue guarantees and assign material contracts, amendment to certificate of public good, and replacement of guaranty and substitution of a credit support agreement for Vermont Yankee. Two Vermont utilities that buy power from Vermont Yankee, the regional planning commission for the area served by Vermont Yankee, a municipality in which the Vermont Yankee training center is located, the union that represents certain Vermont Yankee employees, and two unions that represent certain employees at the Pilgrim plant in Massachusetts petitioned to intervene. Although the Pilgrim unions' petition to intervene was denied, the Pilgrim unions filed for reconsideration or, in the alternative, for participation as amicus curiae, and the VPSB has allowed the unions to participate as amicus curiae. Discovery is underway in this proceeding, in which parties can ask questions about or request the production of documents related to the transaction.

In addition, the Vermont Department of Public Service (VDPS), which is the public advocate in proceedings before the VPSB, prefiled its initial and rebuttal testimony in the case in which the VDPS takes the position that Entergy Nuclear Vermont Yankee and Entergy Nuclear Operations, Inc. have not demonstrated that the restructuring promotes the public good because its benefits do not outweigh the risks, raising concerns that the target rating for Enexus' debt is below investment grade and that the company may not have the financial capability to withstand adverse financial developments, such as an extended outage. The VDPS testimony also expresses concern about the EquaGen joint venture structure and Enexus' ability, under the operating agreement between Entergy Nuclear Vermont Yankee and Entergy Nuclear Operations, Inc., to ensure that Vermont Yankee is well-operated. Two distribution utilities that buy Vermont Yankee power prefiled testimony that also expresses concerns about the structure but found that there was a small net benefit to the restructuring. The VPSB conducted hearings on July 28-30, 2008, during which it considered the testimony prefiled by Entergy Nuclear Vermont Yankee, Entergy Nuclear Operations, Inc., the VDPS, and the two distribution utilities. Post-hearing briefing is complete and a decision from the VPSB is pending.

On January 28, 2008, Entergy Nuclear FitzPatrick, LLC, Entergy Nuclear Indian Point 2, LLC, Entergy Nuclear Indian Point 3, LLC, and Entergy Nuclear Operations, Inc., and corporate affiliate NewCo (now named Enexus) filed a petition with the New York Public Service Commission (NYPSC) requesting a declaratory ruling regarding corporate reorganization or in the alternative an order approving the transaction and an order approving debt financing. Petitioners also requested confirmation that the corporate reorganization will not have an effect on Entergy Nuclear FitzPatrick's, Entergy Nuclear Indian Point 2's, Entergy Nuclear Indian Point 3's, and Entergy Nuclear Operations, Inc.'s status as lightly regulated entities in New York, given that they will continue to be competitive wholesale generators. The New York State Attorney General's Office, Westchester County, and Riverkeeper, Inc. have filed objections to the business separation and to the transfer of the FitzPatrick and Indian Point Energy Center nuclear power plants, arguing that the debt associated with the spin-off could threaten access to adequate financial resources for those nuclear power plants, that Entergy could potentially be able to terminate revenue sharing agreements with the New York Power Authority (NYPA), the entity from which Entergy purchased the FitzPatrick and Indian Point 3 nuclear power plants, and because the New York State Attorney General's Office believes Entergy must file an environmental impact statement assessing the proposed corporate restructuring. In addition to the New York State Attorney General's Office, several other parties have also requested to be added to the service list for this proceeding.

On May 23, 2008, the NYPSC issued its Order Establishing Further Procedures in this matter. In the order, the NYPSC determined that due to the nuclear power plants' unique role in supporting the reliability of electric service in New York, and their large size and unique operational concerns, a more searching inquiry of the transaction will be conducted than if other types of lightly-regulated generation were at issue. Accordingly, the NYPSC assigned an ALJ to preside over this proceeding and prescribed a sixty (60) day discovery period. The order provided that after at least sixty (60) days, the ALJ would establish when the discovery period would conclude. The NYPSC stated that the scope of discovery will be tightly bounded by the public interest inquiry relevant to this proceeding; namely, adequacy and security of support for the decommissioning of the New York nuclear facilities; financial sufficiency of the proposed capital structure in supporting continued operation of the facilities; and, arrangements for managing, operating and maintaining the facilities. The NYPSC also stated that during the discovery period, the NYPSC Staff may conduct technical conferences to assist in the development of a full record in this proceeding.

On July 23, 2008, the ALJs issued a ruling concerning discovery and seeking comments on a proposed process and schedule. In the ruling, the ALJs proposed a process for completing a limited, prescribed discovery process, to be followed three weeks later by the filing of initial comments addressing defined issues, with reply comments due two weeks after the initial comment deadline. Following receipt of all comments, a ruling will be made on whether, and to what extent, an evidentiary hearing is required. The ALJs asked the parties to address three specific topic areas: (1) the financial impacts related to the specific issues previously outlined by the NYPSC; (2) other obligations associated with the arrangement for managing, operating and maintaining the facilities; and (3) the extent that NYPA revenues from value sharing payments under the value sharing agreement between Entergy and NYPA would decrease. The ALJs have indicated that the potential financial effect of the termination of the value sharing payments on NYPA and New York electric consumers are factors the ALJs believe should be considered by the NYPSC in making its public interest determination.

In August 2008, Non-Utility Nuclear entered into a resolution of a dispute with NYPA over the applicability of the value sharing agreements to the FitzPatrick and Indian Point 3 nuclear power plants after the separation. Under the resolution, Non-Utility Nuclear agreed not to treat the separation as a "Cessation Event" that would terminate its obligation to make the payments under the value sharing agreements. As a result, after the separation, Enexus will continue to be obligated to make payments to NYPA due under the amended and restated value sharing agreements described above. For further discussion of the value sharing agreements, see Note 1 to the financial statements herein.

Entergy continues to seek regulatory approval from the NYPSC in a timely manner. On October 23, 2008, the ALJs issued notification to all parties that from their review of the submissions, all issues of fact and policy material to the relief requested by the petitioners have been thoroughly addressed by the parties, an adequate record for decision is available to the NYPSC, and no further formal proceedings are warranted. The ALJs will now submit a recommendation to the NYPSC with respect to the transaction.

In connection with, but prior to completion of, the separation, Enexus is currently expected to incur up to $4.5 billion of debt in the form of debt securities. The debt will be incurred in the following transactions:

  Enexus is expected to issue approximately $3.0 billion of debt securities in partial consideration of Entergy's transfer to it of the Non-Utility Nuclear business.
  These debt securities are expected to be exchanged for approximately $3.0 billion of debt securities that Entergy plans to issue prior to the separation. As a result of the exchange (should the exchange occur), the holders of the debt securities that Entergy plans to issue prior to the separation will become holders of approximately $3.0 billion of Enexus debt securities.

  Enexus is expected to incur the balance of the debt through the issuance of debt securities directly to third parties.

Out of the proceeds Enexus receives from the issuance of up to approximately $1.5 billion of debt securities to third parties, it expects to retain approximately $500 million, which it intends to use for working capital and other general corporate purposes. All of the remaining proceeds are expected to be transferred to Entergy to settle Enexus' intercompany indebtedness owed to Entergy, including indebtedness that Entergy will transfer to Enexus in the separation. Enexus will not receive any proceeds from either the issuance of the approximately $3.0 billion of its debt securities or the exchange of its debt securities for Entergy debt securities. Entergy expects to use the proceeds that it receives from the issuance of its debt securities to reduce outstanding Entergy debt or repurchase Entergy shares. The amount to be paid to Entergy, the amount and term of the debt Enexus will incur, and the type of debt and entity that will incur the debt have not been finally determined, but will be determined prior to the separation. A number of factors could affect this final determination, and the amount of debt ultimately incurred could be different from the amount disclosed. Additionally, Entergy expects Enexus to enter into a proposed senior secured credit facility and certain lien-based hedging arrangements and credit support facilities in respect of hedging, and may enter into other financing arrangements meant to support Enexus' working capital and general corporate needs and credit support obligations arising from hedging and normal course of business requirements.

Entergy continues to target receiving regulatory decisions regarding the spin-off transaction in the fourth quarter 2008. Due to unprecedented turmoil in the financial markets, however, it is uncertain whether financing fundamental to the spin-off transaction can be effected in the near-term. Entergy and Enexus intend to launch the financing when market conditions are favorable for such an issuance. Entergy expects the transaction to qualify for tax-free treatment for U.S. federal income tax purposes for both Entergy and its shareholders, and Entergy has received a private letter ruling from the IRS regarding the tax free treatment. Final terms of the transactions and spin-off completion are subject to several conditions, including the final approval of the Board.

Hurricane Gustav and Hurricane Ike

In September 2008, Hurricane Gustav and Hurricane Ike caused catastrophic damage to portions of Entergy's service territories in Louisiana and Texas, and to a lesser extent in Arkansas and Mississippi. The storms resulted in widespread power outages, significant damage to distribution, transmission, and generation infrastructure, and the loss of sales during the power outages. Total restoration costs for the repair and/or replacement of Entergy's electric facilities damaged by Hurricane Gustav and Hurricane Ike are estimated to be in the range of $1.025 billion to $1.225 billion, as follows:

Company	Hurricane Gustav Restoration Costs	Hurricane Ike Restoration Costs
($ in millions)
Entergy Arkansas	10-15	14-20
Entergy Gulf States Louisiana	210-250	65-75
Entergy Louisiana	230-270	10-15
Entergy Mississippi	10-15	-
Entergy New Orleans	40-50	1-5
Entergy Texas	-	435-510
Total	500-600	525-625

The Utility operating companies are considering all reasonable avenues to recover storm-related costs from Hurricane Gustav and Hurricane Ike, including, but not limited to, accessing funded storm reserves; federal and local cost recovery mechanisms, including requests for Community Development Block Grant funding; securitization; and insurance, to the extent deductibles are met. In October 2008, Entergy Gulf States Louisiana, Entergy Louisiana, and Entergy New Orleans drew a total of $229 million from their funded storm reserves. Entergy Arkansas has requested a surcharge to recover $26 million of its storm restoration costs, as discussed in Note 2 to the financial statements, and the other affected Utility operating companies expect to file for recovery of their storm restoration costs no later than the spring 2009. Entergy is currently evaluating the amount of the losses covered by insurance for Entergy and each of the affected Utility operating companies. Because most of the Hurricane Gustav damage was to distribution and transmission facilities that are generally not covered by property insurance, Entergy does not expect to meet its deductibles for that storm. Because Hurricane Ike caused more damage by flooding and also caused more damage to generation facilities as compared to Hurricane Gustav, it is more likely that Entergy will meet its deductibles for that storm.

Entergy has recorded accounts payable for the estimated costs incurred that were necessary to return customers to service.  Entergy recorded corresponding regulatory assets of approximately $550 million and construction work in progress of approximately $430 million. Entergy recorded the regulatory assets in accordance with its accounting policies and based on the historic treatment of such costs in its service territories (except for Entergy Arkansas), because management believes that recovery through some form of regulatory mechanism is probable. Because Entergy has not gone through the regulatory process regarding these storm costs, however, there is an element of risk, and Entergy is unable to predict with certainty the degree of success it may have in its recovery initiatives, the amount of restoration costs that it may ultimately recover, or the timing of such recovery.

Results of Operations

Income Statement Variances

Third Quarter 2008 Compared to Third Quarter 2007

Following are income statement variances for Utility, Non-Utility Nuclear, Parent & Other, and Entergy comparing the third quarter 2008 to the third quarter 2007 showing how much the line item increased or (decreased) in comparison to the prior period:
	Utility	Non-Utility Nuclear	Parent & Other (1)	Entergy
	(In Thousands)

3rd Quarter 2007 Consolidated Net Income	$333,098	$160,913	($32,852)	$461,159
Net revenue (operating revenue less fuel expense, purchased power, and other regulatory charges/credits)	(117,038)	93,812	(11,503)	(34,729)
Other operation and maintenance expenses	(38,108)	(13,051)	20,772	(30,387)
Taxes other than income taxes	11,023	427	246	11,696
Depreciation and amortization	20,087	4,263	242	24,592
Other income	(372)	(12,828)	(7,780)	(20,980)
Interest charges	(4,723)	4,429	(25,455)	(25,749)
Other expenses	8,787	8,816	7	17,610
Income taxes	(39,190)	31,689	(55,100)	(62,601)

3rd Quarter 2008 Consolidated Net Income	$257,812	$205,324	$7,153	$470,289

(1)	Parent & Other includes eliminations, which are primarily intersegment activity.

Refer to "ENTERGY CORPORATION AND SUBSIDIARIES - SELECTED OPERATING RESULTS" for further information with respect to operating statistics.

Net Revenue

Utility

Following is an analysis of the change in net revenue comparing the third quarter 2008 to the third quarter 2007.

Amount
(In Millions)

2007 net revenue	$1,415
Volume/weather	(84)
Purchased power capacity	(16)
Fuel recovery	(13)
Retail electric price	(12)
Other	8
2008 net revenue	$1,298

The volume/weather variance is primarily due to decreased electricity usage, including the effect of less favorable weather compared to the same period in 2007. Hurricane Gustav and Hurricane Ike, which hit the Utility's service territories in September 2008, also contributed an estimated $46 million to the decrease in electricity usage. Billed retail electricity usage decreased a total of 569 GWh in all sectors, a decrease of 2%.

The purchased power capacity variance is primarily due to higher purchased power capacity charges, including the Ouachita interim tolling agreement. The Ouachita acquisition is discussed in Note 2 to the financial statements in the Form 10-K and herein.

The fuel recovery variance resulted primarily from decreased recovery of higher fuel and purchased power costs from special rate customers and the timing of recovery of higher fuel and purchased power costs from retail customers.

The retail electric price variance is due to the following:

  the absence of interim storm recoveries through the formula rate plans at Entergy Louisiana and Entergy Gulf States Louisiana which ceased upon the Act 55 financing of storm costs in the third quarter 2008;
  a credit passed on to customers as a result of the Act 55 storm cost financings;
  a base rate credit implemented effective January 2008 at Entergy New Orleans; and
  an increase in the Attala power plant costs recovered through the power management rider by Entergy Mississippi. The net income effect of this recovery is limited to a portion representing an allowed return on equity with the remainder offset by Attala power plant costs in other operation and maintenance expenses, depreciation expenses, and taxes other than income taxes.

Refer to "Hurricane Rita and Hurricane Katrina" below and Note 2 to the financial statements in the Form 10-K and herein for a discussion of the interim recovery of storm costs and the Act 55 storm cost financings.

Non-Utility Nuclear

Net revenue increased for Non-Utility Nuclear from $505 million for the third quarter 2007 to $599 million for the third quarter 2008 primarily due to higher pricing in its contracts to sell power. Following are key performance measures for Non-Utility Nuclear for the third quarter 2008 and 2007:

	2008	2007

Net MW in operation at September 30	4,998	4,998
Average realized price per MWh	$61.59	$53.11
GWh billed	10,316	10,105
Capacity factor	95%	93%
Refueling Outage Days:
FitzPatrick	16	-
Palisades	-	21

        Realized Price per MWh

When Non-Utility Nuclear acquired its six nuclear power plants it also entered into purchased power agreements with the sellers. For four of the plants, the 688 MW Pilgrim, 838 MW FitzPatrick, 1,028 MW Indian Point 2, and 1,041 MW Indian Point 3 plants, the original purchased power agreements with the sellers expired in 2004. The purchased power agreement with the seller of the 605 MW Vermont Yankee plant extends into 2012, and the purchased power agreement with the seller of the 798 MW Palisades plant extends into 2022. Prevailing market prices in the New York and New England power markets, where the five plants with original purchased power agreements that have expired or expire by 2012 are located, have increased since the purchase of these plants, and the contracts that Non-Utility Nuclear has entered after the original contracts expired, as well as realized day ahead and spot market sales, have generally been at higher prices. Non-Utility Nuclear's annual average realized price per MWh has increased from $39.40 for 2003 to $52.69 for 2007. In addition, as shown in the contracted sale of energy table in the Market and Credit Risk section below, Non-Utility Nuclear has sold forward 92% of its planned energy output for the remainder of 2008 for an average contracted energy price of $53 per MWh and 83% of its planned energy output for 2009 for an average contracted energy price of $61 per MWh. Power prices have increased primarily because of increases in the price of natural gas. Natural gas prices have increased primarily because of rising production costs and limited imports of liquefied natural gas, both caused by global demand and increases in the price of crude oil. In addition, increases in the price of power are secondarily because of rising heat rates, which in turn are caused primarily by load growth outpacing new unit additions. The majority of the existing long-term contracts on these five plants expire by the end of 2012. Most of these existing contracts have contract prices that are lower than currently prevailing market prices. For example, while the average contracted energy price for Non-Utility Nuclear's portfolio is $53 per MWh for the remainder of 2008, the twelve month rolling average price as of September 30, 2008 for the West and Hudson Valley regions of New York and the New England region were $61.93 per MWh, $89.75 per MWh and $83.10 per MWh, respectively.

Depreciation and Amortization

Depreciation and amortization expenses increased primarily due to a revision in the third quarter 2007 in the Utility related to depreciation on storm cost-related assets. Recoveries of the costs of those assets are now through the Act 55 financing of storm costs, as approved by the LPSC in the third quarter 2007. See "Hurricane Rita and Hurricane Katrina" below and Note 2 to the financial statements for a discussion of the Act 55 storm cost financing.

Other Operation and Maintenance Expenses

Utility

Other operation and maintenance expenses decreased from $458 million for the third quarter 2007 to $420 million for the third quarter 2008 primarily due to:

  a decrease of $21 million in payroll-related costs;

  a decrease of $11 million due to a provision for storm-related bad debts in 2007; and
  a decrease of $7 million in customer service costs primarily as a result of the write-off of uncollectible customer accounts in 2007.

The other operation and maintenance variance includes a decrease of approximately $19 million as a result of the deferral or capitalization of storm restoration costs for Hurricane Gustav and Hurricane Ike, which hit the Utility's service territories in September 2008. This storm variance was offset, however, by approximately $19 million of higher storm damage charges at Entergy Arkansas. Entergy Arkansas discontinued regulatory storm reserve accounting beginning July 2007 as a result of the APSC order issued in Entergy Arkansas' rate case. As a result, non-capital storm expenses are charged to other operation and maintenance expenses.

Parent & Other

Other operation and maintenance expenses increased for the parent company, Entergy Corporation, primarily due to outside services costs of $23.8 million related to the planned spin-off of the Non-Utility Nuclear business.

Interest Charges

Interest charges decreased for Parent & Other primarily due to lower interest rates on borrowings under Entergy Corporation's revolving credit facility.

Income Taxes

The effective income tax rate for the third quarter 2008 was 26.1%. The difference in the effective income tax rate versus the statutory rate of 35% for the third quarter 2008 is primarily due to:

  A capital loss recognized for income tax purposes on the liquidation of Entergy Power Generation, LLC in the third quarter 2008, which resulted in an income tax benefit of approximately $79.5 million. Entergy Power Generation, LLC was a holding company in Entergy's non-nuclear wholesale assets business; and
  an adjustment to state income taxes for Non-Utility Nuclear to reflect the effect of a change in the methodology of computing Massachusetts state income taxes resulting from legislation passed in the third quarter 2008, which resulted in an income tax benefit of approximately $18.8 million.

These factors were partially offset by:

  income taxes recorded by Entergy Power Generation, LLC, prior to its liquidation, resulting from the redemption payments it received in connection with its investment in Entergy Nuclear Power Marketing, LLC during the third quarter 2008, which resulted in an income tax expense of approximately $16.1 million; and
  book and tax differences for utility plant items and state income taxes at the Utility operating companies.

The effective income tax rate for the third quarter 2007 was 33.1%. The difference in the effective income tax rate versus the federal statutory rate of 35% is primarily due to:

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

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Following are income statement variances for Utility, Non-Utility Nuclear, Parent & Other, and Entergy comparing the nine months ended September 30, 2008 to the nine months ended September 30, 2007 showing how much the line item increased or (decreased) in comparison to the prior period:
	Utility	Non-Utility Nuclear	Parent & Other (1)	Entergy
	(In Thousands)

2007 Consolidated Net Income	$585,741	$397,808	($42,593)	$940,956
Net revenue (operating revenue less fuel expense, purchased power, and other regulatory charges/credits)	(37,418)	431,965	(4,248)	390,299
Other operation and maintenance expenses	(8,237)	47,130	48,249	87,142
Taxes other than income taxes	2,505	9,670	(4,996)	7,179
Depreciation and amortization	21,659	24,333	498	46,490
Other income	(13,943)	(34,515)	(13,708)	(62,166)
Interest charges	(16,645)	18,161	(34,149)	(32,633)
Other expenses	16,584	33,427	9	50,020
Income taxes	(16,158)	91,900	(14,843)	60,899

2008 Consolidated Net Income	$534,672	$570,637	($55,317)	$1,049,992

(1)	Parent & Other includes eliminations, which are primarily intersegment activity.

Net Revenue

Utility

Following is an analysis of the change in net revenue comparing the nine months ended September 30, 2008 to the nine months ended September 30, 2007:
Amount
(In Millions)

2007 net revenue	$3,552
Volume/weather	(37)
Purchased power capacity	(22)
Retail electric price	10
Other	12
2008 net revenue	$3,515

The volume/weather variance is primarily due to decreased electricity usage primarily during the unbilled sales period and the effect of less favorable weather compared to the same period in 2007. Hurricane Gustav and Hurricane Ike, which hit the Utility's service territories in September 2008, contributed an estimated $46 million to the decrease in electricity usage. This decrease in electricity usage was partially offset by an increase in electricity usage that had occurred through August 2008.

The purchased power capacity variance is primarily due to higher purchased power capacity charges, including the Ouachita interim tolling agreement. The Ouachita acquisition is discussed in Note 2 to the financial statements in the Form 10-K and herein.

The retail electric price variance is primarily due to:

  an increase in the Attala power plant costs recovered through the power management rider by Entergy Mississippi. The net income effect of this recovery is limited to a portion representing an allowed return on equity with the remainder offset by Attala power plant costs in other operation and maintenance expenses, depreciation expenses, and taxes other than income taxes;
  a storm damage rider that became effective in October 2007 at Entergy Mississippi; and
  an Energy Efficiency rider that became effective in November 2007 at Entergy Arkansas.

The establishment of the storm damage rider and the Energy Efficiency rider results in an increase in rider revenue and a corresponding increase in other operation and maintenance expense with no impact on net income. The retail electric price variance was partially offset by:

  the absence of interim storm recoveries through the formula rate plans at Entergy Louisiana and Entergy Gulf States Louisiana which ceased upon the Act 55 financing of storm costs in the third quarter 2008; and
  a credit passed on to customers as a result of the Act 55 storm cost financings.

Refer to "Hurricane Rita and Hurricane Katrina" below and Note 2 to the financial statements in the Form 10-K and herein for a discussion of the interim recovery of storm costs and the Act 55 storm cost financings.

Non-Utility Nuclear

Net revenue increased for Non-Utility Nuclear from $1,346 million for the nine months ended September 30, 2007 to $1,778 million for the nine months ended September 30, 2008 primarily due to higher pricing in its contracts to sell power, additional production resulting from the acquisition of the Palisades plant in April 2007, and fewer outage days. See "Realized Price per MWh" in the third quarter results discussion above for a discussion of the increase in price.  In addition to refueling outages, second quarter 2007 was affected by a 28-day unplanned plant outage. Palisades contributed $228 million of net revenue for the nine months ended September 30, 2008 compared to $150 million of net revenue for the nine months ended September 30, 2007. Included in the Palisades net revenue is $57 million and $33 million for the nine months ended September 30, 2008 and 2007, respectively, of amortization of the Palisades purchased power agreement, which is non-cash revenue and is discussed in Note 15 to the financial statements in the Form 10-K. Following are key performance measures for Non-Utility Nuclear for the nine months ended September 30, 2008 and 2007:

	2008	2007

Net MW in operation at September 30	4,998	4,998
Average realized price per MWh	$60.46	$53.12
GWh billed	31,221	27,315
Capacity factor	95%	88%
Refueling Outage Days:
FitzPatrick	16	-
Indian Point 2	26	-
Indian Point 3	-	24
Palisades	-	21
Pilgrim	-	33
Vermont Yankee	-	24

Depreciation and Amortization

Utility

Depreciation and amortization expenses increased primarily due to a revision in the third quarter 2007 in the Utility related to depreciation on storm cost-related assets. Recoveries of the costs of those assets are now through the Act 55 financing of storm costs, as approved by the LPSC in the third quarter 2007. See "Hurricane Rita and Hurricane Katrina" below and Note 2 to the financial statements for a discussion of the Act 55 storm cost financing.

Non-Utility Nuclear

Depreciation and amortization expenses increased primarily due to the acquisition of the Palisades power plant in April 2007.

Other Operation and Maintenance Expenses

Utility

Other operation and maintenance expenses were $1,327 million for the nine months ended September 30, 2007 and $1,319 million for the nine months ended September 30, 2008. The variance includes:

  a decrease of $22 million in payroll-related costs;
  a decrease of approximately $19 million as a result of the deferral or capitalization of storm restoration costs for Hurricane Gustav and Hurricane Ike, which hit the Utility's service territories in September 2008;
  a decrease of $11 million due to a provision for storm-related bad debts in 2007;
  a decrease of $7 million in customer service costs primarily as a result of the write-off of uncollectible customer accounts in 2007;
  a reimbursement of $7 million of costs in 2008 in connection with a litigation settlement;
  an increase of $13 million in fossil expenses primarily due to higher costs for plant maintenance outages as a result of differing outage schedules for 2008 compared to 2007; and
  an increase of $38 million in storm damage charges as a result of several storms hitting Entergy Arkansas' service territory in 2008, including Hurricane Gustav and Hurricane Ike in the third quarter 2008. Entergy Arkansas discontinued regulatory storm reserve accounting beginning July 2007 as a result of the APSC order issued in Entergy Arkansas' rate case. As a result, non-capital storm expenses are charged to other operation and maintenance expenses.

Non-Utility Nuclear

Other operation and maintenance expenses increased from $520 million for the nine months ended September 30, 2007 to $567 million for the nine months ended September 30, 2008 primarily due to deferring costs from two refueling outages in 2008 compared to four refueling outages in 2007, in addition to the increase associated with owning the Palisades plant for the entire period. Other operation and maintenance expenses associated with the Palisades plant, which was acquired in April 2007, were $35 million higher for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.

Parent & Other

Other operation and maintenance expenses increased for the parent company, Entergy Corporation, primarily due to outside services costs of $47.5 million related to the planned spin-off of the Non-Utility Nuclear business.

Other Income

Other income decreased primarily due to approximately $35 million in charges to interest income in 2008 resulting from the recognition of the other than temporary impairment of certain securities held in Non-Utility Nuclear's decommissioning trust funds. Other factors contributing to the decrease were a reduction in the allowance for equity funds used during construction in the Utility due to a revision in the first quarter 2007 related to removal costs and a reduction in carrying charges on storm costs as recovery of some of those costs has been completed.

Interest Charges

Interest charges decreased for Parent & Other primarily due to lower interest rates on borrowings under Entergy Corporation's revolving credit facility.

Income Taxes

The effective income tax rate for the nine months ended September 30, 2008 was 33.8%. The difference in the effective income tax rate versus the statutory rate of 35% for the nine months ended September 30, 2008 is primarily due to:

  A capital loss recognized for income tax purposes on the liquidation of Entergy Power Generation, LLC in the third quarter 2008, which resulted in an income tax benefit of approximately $79.5 million. Entergy Power Generation, LLC was a holding company in Entergy's non-nuclear wholesale assets business; and
  an adjustment to state income taxes for Non-Utility Nuclear to reflect the effect of a change in the methodology of computing Massachusetts state income taxes resulting from legislation passed in the third quarter 2008, which resulted in an income tax benefit of approximately $18.8 million.

These factors were partially offset by:

  income taxes recorded by Entergy Power Generation, LLC, prior to its liquidation, resulting from the redemption payments it received in connection with its investment in Entergy Nuclear Power Marketing, LLC during the third quarter 2008, which resulted in an income tax expense of approximately $16.1 million; and
  book and tax differences for utility plant items and state income taxes at the Utility operating companies.

The effective income tax rate for the nine months ended September 30, 2007 was 33.5%. The difference in the effective income tax rate versus the federal statutory rate of 35% for the nine months ended September 30, 2007 is primarily due to:

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

Hurricane Gustav and Hurricane Ike and Other Short-term Liquidity Sources and Uses

As discussed above, Entergy is currently evaluating various avenues of recovering its Hurricane Gustav and Hurricane Ike storm restoration costs. Entergy believes its total liquidity is sufficient to meet its current obligations, including the effects associated with Hurricane Gustav and Hurricane Ike. Nevertheless, each Utility operating company is responsible for its storm restoration cost obligations and for recovering its storm-related costs. At the end of the third quarter 2008, Entergy had $2.6 billion of cash and cash equivalents on hand on a consolidated basis, and believes that it has sufficient financing authority, subject to debt covenants, to meet its anticipated obligations. The Utility's short-term financing authorizations and credit facilities are discussed in more detail in Note 4 to the financial statements. As of September 30, 2008, Entergy had undrawn revolving credit facility capacity of $224 million at Entergy Corporation, $100 million at Entergy Arkansas, and $50 million at Entergy Mississippi, subject to debt covenants. Entergy Corporation's revolving credit facility requires it to maintain a consolidated debt ratio of 65 percent or less of its total capitalization. Some of the Utility operating company credit facilities have similar covenants. In addition, the Utility operating companies had a total of $262 million of funded storm reserves reflected in other property and investments as of September 30, 2008. In October 2008, Entergy Gulf States Louisiana, Entergy Louisiana, and Entergy New Orleans drew a total of $229 million from their funded storm reserves. Entergy also anticipates that operating cash flow in excess of storm restoration spending will remain a source of liquidity.

Long-term debt maturities in the fourth quarter 2008 include $160 million at Entergy Texas and $21 million at Non-Utility Nuclear. Long-term debt maturities in 2009 occur in the fourth quarter and include $219 million at the Utility, $30 million at Non-Utility Nuclear, and $267 million at Entergy Corporation. $500 million of Entergy Corporation notes associated with the equity units are subject to remarketing provisions in November or December 2008 or February 2009. In the event remarketing efforts fail, Entergy will issue shares of stock pursuant to the equity units conversion in February 2009 and retire $500 million of notes. Should the remarketing succeed, Entergy will receive $500 million of cash, issue shares of stock pursuant to the equity units and the $500 million of notes will remain outstanding. The Entergy Arkansas and Entergy Mississippi revolving credit facilities of $100 million and $50 million expire in April and May 2009, respectively. These facilities are generally renewed on an annual basis. The remaining Utility operating company credit facilities and the Entergy Corporation credit facility expire in 2012. See Note 5 to the financial statements in the Form 10-K and Note 4 to the financial statements herein for details regarding long-term debt.

Capital Structure

Entergy's capitalization is balanced between equity and debt, as shown in the following table. The increase in the debt to capital percentage from 2007 to 2008 is primarily the result of additional borrowings under Entergy Corporation's revolving credit facilities. The increase in the debt to capital percentage is in line with Entergy's financial and risk management aspirations.

	September 30, 2008	December 31, 2007

Net debt to net capital	54.9%	54.7%
Effect of subtracting cash from debt	5.5%	2.9%
Debt to capital	60.4%	57.6%

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

As discussed in the Form 10-K, Entergy Corporation has in place a $3.5 billion credit facility that expires in August 2012. Entergy Corporation has the ability to issue letters of credit against the total borrowing capacity of the facility. As of September 30, 2008, amounts outstanding under the credit facility are:

Capacity	Borrowings	Letters of Credit	Capacity Available
(In Millions)

$3,500	$3,208	$68	$224

Under covenants contained in Entergy Corporation's credit facility and in the indenture governing the Entergy Corporation senior notes and the Entergy Corporation equity units, Entergy is required to maintain a consolidated debt ratio of 65% or less of its total capitalization.  The calculation of this debt ratio under Entergy Corporation's credit facility and in the indenture governing the Entergy Corporation senior notes and the Entergy Corporation equity units is different than the calculation of the debt to capital ratio above. Entergy is currently in compliance with this covenant. If Entergy fails to meet this ratio, or if Entergy or one of the Utility operating companies (except Entergy New Orleans) defaults on other indebtedness or is in bankruptcy or insolvency proceedings, an acceleration of the Entergy Corporation credit facility's maturity date may occur and there may be an acceleration of amounts due under the Entergy Corporation senior notes and the Entergy Corporation equity units.

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

Little Gypsy Repowering Project

See the Form 10-K for a discussion of the Little Gypsy repowering project. The preconstruction and operating air permits for the Little Gypsy repowering project were issued by the Louisiana Department of Environmental Quality (LDEQ) in November 2007 under then-effective federal and state air regulations, including the EPA's Clean Air Mercury Rule that had been issued in 2005 (CAMR 2005). As discussed in more detail in Part I, Item 1, "Environmental Regulation, Clean Air Act and Subsequent Amendments, Hazardous Air Pollutants" in the Form 10-K, in February 2008 the U.S. Court of Appeals for the D.C. Circuit struck down CAMR 2005. The D.C. Circuit decision requires utilities that have not yet begun construction of the facility in question to undergo before beginning construction a case-by-case Maximum Achievable Control Technology (MACT) analysis for construction or reconstruction of emission units pursuant to the Clean Air Act. The Little Gypsy project as currently configured is expected to meet MACT standards. Little Gypsy received its construction permit before a formal MACT analysis was required, however, and Entergy Louisiana has sought a MACT determination from the LDEQ. The filing was made in June 2008, and the LDEQ has certified that the filing is complete. A decision on the MACT determination is expected by first quarter 2009. Entergy Louisiana also is awaiting permit determinations from several additional agencies. These permits are unrelated to CAMR 2005 and always have been part of the construction process. Onsite construction of the project was scheduled to begin in July 2008, but obtaining the MACT determination will cause a delay in the start of construction, which Entergy Louisiana now expects to begin in mid-year 2009. This delays the expected commercial operation date of the project to mid-year 2013.

The LPSC Phase I order has been appealed to the state district court in Baton Rouge, Louisiana by a group led by the Sierra Club and represented by the Tulane Environmental Law Clinic. A status conference is set for December 3, 2008, at which time a procedural schedule should be established for the appeal.

The LPSC had approved the temporary suspension of Phase II of the Little Gypsy proceedings because Entergy Louisiana must update its estimated project cost and schedule in order to support the request to recover cash earnings on its construction work in progress (CWIP) costs. On October 16, 2008, Entergy Louisiana, together with Entergy Gulf States Louisiana, filed an application to resume Phase II of the proceeding. The Phase II filing seeks certification for Entergy Gulf States Louisiana to participate in a one-third ownership share in the repowering project. In addition, Entergy Louisiana and Entergy Gulf States Louisiana seek recovery of approximately 79% of their construction financing costs through the recovery of cash earnings on CWIP costs. The LPSC previously found that the recovery of CWIP for a large baseload project may be in the public interest as cash earnings may be needed to protect the utility's financial integrity, maintain an acceptable credit rating, prevent an undue increase in the utility's cost of capital, or to accomplish phasing in of the cost of a large capital project for the benefit of customers. In Phase II, the LPSC will rule on Entergy Gulf States Louisiana's certification request, determine the appropriate amount of CWIP costs, if any, to be recovered and will develop the allocation, accounting and rate recovery mechanisms for such recovery. The LPSC also will determine the appropriate procedure or mechanism for synchronizing base rate recovery of Little Gypsy's fixed or non-fuel costs with its commercial in-service date. A status conference is set for November 14, 2008, at which time a procedural schedule should be established for Phase II. Entergy Louisiana and Entergy Gulf States Louisiana have requested that the case be decided in time to permit the recovery of cash earnings on CWIP beginning in July 2009.

The delayed construction of the Little Gypsy repowering project is expected to increase the total project cost from approximately $1.55 billion to $1.76 billion, primarily due to price escalation on non-contracted equipment and material and increased carrying cost due to the extended construction period.

Waterford 3 Steam Generator Replacement Project

As discussed in more detail in the Form 10-K, Entergy Louisiana plans to replace the Waterford 3 steam generators, along with the reactor vessel closure head and control element drive mechanisms, in 2011.  In June 2008, Entergy Louisiana filed with the LPSC for approval of the project, including full cost recovery. Entergy Louisiana estimates in the filing that it will spend approximately $511 million on this project. The filing seeks relief in two phases. Phase I seeks certification within 120 days that the public convenience and necessity would be served by undertaking this project. Among other relief requested, Entergy Louisiana is also seeking approval for a procedure to synchronize permanent base rate recovery when the project is placed in service, either by a formula rate plan or base rate filing. In Phase II, Entergy Louisiana will seek cash earnings on construction work in progress. Entergy Louisiana and the LPSC staff filed a joint motion and a settlement that will resolve Phase I of the proceeding. The settlement also provides that Phase II of the proceeding will be consolidated with Phase II of the Little Gypsy proceeding described above. An ALJ will consider the settlement at a hearing scheduled for November 7, 2008.

White Bluff Environmental Project

The planned construction and other capital investments disclosure in the Form 10-K includes approximately $24 million for initial spending during the 2008-2010 period on installation of scrubbers and low NOx burners at Entergy Arkansas' White Bluff coal plant, which under current environmental regulations must be operational by September 2013. The project remains in the planning stages and has not been fully designed, but the latest conceptual cost estimate has gone up significantly from previous estimates due to increases in equipment, commodity, and labor costs. These estimates indicate that Entergy Arkansas' share of the project could cost approximately $630 million compared to the $375 million reported in the Form 10-K. Entergy continues to review potential environmental spending needs and financing alternatives for any such spending, and future spending estimates could change based on the results of this continuing analysis.

Sources of Capital

The short-term borrowings of the Registrant Subsidiaries and certain other Entergy subsidiaries are limited to amounts authorized by the FERC. The current FERC-authorized limits are effective through March 31, 2010, as established by a FERC order issued March 31, 2008 (except for the Entergy Gulf States Louisiana and Entergy Texas limits, which are effective through November 8, 2009, as established by an earlier FERC order). See Note 4 to the financial statements for further discussion of the Utility's short-term borrowing limits.

Hurricane Katrina and Hurricane Rita

In August and September 2005, Hurricanes Katrina and Rita caused catastrophic damage to large portions of the Utility's service territories in Louisiana, Mississippi, and Texas, including the effect of extensive flooding that resulted from levee breaks in and around the greater New Orleans area. The storms and flooding resulted in widespread power outages, significant damage to electric distribution, transmission, and generation and gas infrastructure, and the loss of sales and customers due to mandatory evacuations and the destruction of homes and businesses. Entergy has pursued a broad range of initiatives to recover storm restoration and business continuity costs, including obtaining reimbursement of certain costs covered by insurance and pursuing recovery through existing or new rate mechanisms regulated by the FERC and local regulatory bodies, including the issuance of securitization bonds. Following are updates regarding Entergy's cost recovery efforts.

Storm Cost Financings

In March 2008, Entergy Gulf States Louisiana, Entergy Louisiana, and the Louisiana Utilities Restoration Corporation (LURC), an instrumentality of the State of Louisiana, filed at the LPSC an application requesting that the LPSC grant financing orders authorizing the financing of Entergy Gulf States Louisiana and Entergy Louisiana storm costs, storm reserves, and issuance costs pursuant to Act 55 of the Louisiana Legislature (Act 55 financings). The Act 55 financings are expected to produce additional customer benefits as compared to Act 64 traditional securitization.  Entergy Gulf States Louisiana and Entergy Louisiana also filed an application requesting LPSC approval for ancillary issues including the mechanism to flow charges and savings to customers via a Storm Cost Offset rider.  On April 3, 2008, the Louisiana State Bond Commission granted preliminary approval for the Act 55 financings.  On April 8, 2008, the Louisiana Public Facilities Authority (LPFA), which is the issuer of the bonds pursuant to the Act 55 financings, approved requests for the Act 55 financings.  On April 10, 2008, Entergy Gulf States Louisiana and Entergy Louisiana and the LPSC Staff filed with the LPSC an uncontested stipulated settlement that includes Entergy Gulf States Louisiana and Entergy Louisiana's proposals under the Act 55 financings, which includes a commitment to pass on to customers a minimum of $10 million and $30 million of customer benefits, respectively, through prospective annual rate reductions of $2 million and $6 million for five years. On April 16, 2008, the LPSC approved the settlement and issued two financing orders and one ratemaking order intended to facilitate implementation of the Act 55 financings.  In May 2008, the Louisiana State Bond Commission granted final approval of the Act 55 financings.

On July 29, 2008, the LPFA issued $687.7 million in bonds under the aforementioned Act 55. From the $679 million of bond proceeds loaned by the LPFA to the LURC, the LURC deposited $152 million in a restricted escrow account as a storm damage reserve for Entergy Louisiana and transferred $527 million directly to Entergy Louisiana. From the bond proceeds received by Entergy Louisiana from the LURC, Entergy Louisiana invested $545 million, including $17.8 million that was withdrawn from the restricted escrow account as approved by the April 16, 2008 LPSC orders, in exchange for 5,449,861.85 Class A preferred, non-voting, membership interest units of Entergy Holdings Company LLC, a company wholly-owned and consolidated by Entergy, that carry a 10% annual distribution rate. Distributions are payable quarterly commencing on September 15, 2008 and have a liquidation price of $100 per unit. The preferred membership interests are callable at the option of Entergy Holdings Company LLC after ten years. The terms of the membership interests include certain financial covenants to which Entergy Holdings Company LLC is subject, including the requirement to maintain a net worth of at least $1 billion.

On August 26, 2008, the LPFA issued $278.4 million in bonds under the aforementioned Act 55. From the $274.7 million of bond proceeds loaned by the LPFA to the LURC, the LURC deposited $87 million in a restricted escrow account as a storm damage reserve for Entergy Gulf States Louisiana and transferred $187.7 million directly to Entergy Gulf States Louisiana. From the bond proceeds received by Entergy Gulf States Louisiana from the LURC, Entergy Gulf States Louisiana invested $189.4 million, including $1.7 million that was withdrawn from the restricted escrow account as approved by the April 16, 2008 LPSC orders, in exchange for 1,893,918.39 Class A preferred, non-voting, membership interest units of Entergy Holdings Company LLC, a company wholly-owned and consolidated by Entergy, that carry a 10% annual distribution rate. Distributions are payable quarterly commencing on September 15, 2008 and have a liquidation price of $100 per unit.

The preferred membership interests are callable at the option of Entergy Holdings Company LLC after ten years. The terms of the membership interests include certain financial covenants to which Entergy Holdings Company LLC is subject, including the requirement to maintain a net worth of at least $1 billion.

Entergy, Entergy Gulf States Louisiana, and Entergy Louisiana will not report the bonds on their balance sheets because the bonds are the obligation of the LPFA, and there is no recourse against Entergy, Entergy Gulf States Louisiana or Entergy Louisiana in the event of a bond default.

Insurance Claims

See Note 8 to the financial statements in the Form 10-K for a discussion of Entergy's conventional property insurance program and its Hurricane Katrina and Hurricane Rita claims.

In April 2008, Entergy received from its primary insurer $53.6 million of additional insurance proceeds on its Hurricane Katrina claim, and almost all of the April 2008 proceeds were allocated to Entergy New Orleans. In the third quarter 2008, Entergy received from its primary insurer $17.5 million of additional insurance proceeds on its Hurricane Katrina and Hurricane Rita claims, which were allocated as follows: $1.8 million to Entergy Gulf States Louisiana, $2.2 million to Entergy Louisiana, $9.7 million to Entergy New Orleans, and $3.3 million to Entergy Texas, with the remainder allocated in smaller amounts to other Entergy subsidiaries.

Entergy has settled its lawsuit against one of its excess insurers on the Hurricane Katrina claim, and in July 2008 received $71.5 million in proceeds on the claim. The July 2008 proceeds were allocated as follows: $2.0 million to Entergy Arkansas, $3.0 million to Entergy Gulf States Louisiana, $12.4 million to Entergy Louisiana, $1.8 million to Entergy Mississippi, and $48.4 million to Entergy New Orleans, with the remainder allocated in smaller amounts to other Entergy subsidiaries.

Cash Flow Activity

As shown in Entergy's Consolidated Statements of Cash Flows, cash flows for the nine months ended September 30, 2008 and 2007 were as follows:
	2008	2007
	(In Millions)

Cash and cash equivalents at beginning of period	$1,254	$1,016

Effect of reconsolidating Entergy New Orleans	-	17

Cash flow provided by (used in):
Operating activities	2,693	1,626
Investing activities	(1,943)	(1,451)
Financing activities	551	258
Effect of exchange rates on cash and cash equivalents	1	-
Net increase in cash and cash equivalents	1,302	433

Cash and cash equivalents at end of period	$2,556	$1,466

Operating Activities

Entergy's cash flow provided by operating activities increased by $1,067 million for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. Following are cash flows from operating activities by segment:

  Utility provided $1,885 million in cash from operating activities in 2008 compared to providing $1,212 million in 2007 primarily due to proceeds of $954 million received from the Louisiana Utilities Restoration Corporation as a result of the Louisiana Act 55 storm cost financings. The Act 55 storm cost financings are discussed in more detail in Note 2 to the financial statements. A decrease in income tax payments of $118 million also contributed to the increase. Offsetting these factors were decreased collection of fuel costs in 2008, the receipt of $181 million of Community Development Block Grant funds by Entergy New Orleans in 2007, and a $100 million increase in pension contributions in 2008. Fuel prices have been increasing and, due to the time lag before the fuel recovery rates increase in response, the Utility has under-recovered fuel costs thus far in 2008.
  Non-Utility Nuclear provided $970 million in cash from operating activities in 2008 compared to providing $535 million in 2007, primarily due to an increase in net revenue, partially offset by an increase in operation and maintenance costs, both of which are discussed in "Results of Operations."
  Parent & Other used approximately $162 million in cash in operating activities in 2008 and used approximately $120 million in cash in operating activities in 2007.

Investing Activities

Net cash used in investing activities increased by $492 million for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. The following significant investing cash flow activity occurred in the nine months ended September 30, 2008 and 2007:

  Construction expenditures were $373 million higher in 2008 than in 2007, primarily due to storm restoration spending caused by Hurricane Gustav and Hurricane Ike and increased spending on various projects by the Utility that are discussed further in "Capital Expenditure Plans" in the Form 10-K.
  In April 2007, Non-Utility Nuclear purchased the 798 MW Palisades nuclear power plant located near South Haven, Michigan for a net cash payment of $336 million.
  In March 2008, Entergy Gulf States Louisiana purchased the Calcasieu Generating Facility, a 322 MW simple-cycle, gas-fired power plant located near the city of Sulphur in southwestern Louisiana, for approximately $56 million.
  In September 2008, Entergy Arkansas purchased the Ouachita Plant, a 789 MW gas-fired plant located 20 miles south of the Arkansas state line near Sterlington, Louisiana, for approximately $210 million.
  Non-Utility Nuclear made a $72 million payment to NYPA in 2008 under the value sharing agreements associated with the acquisition of the Fitzpatrick and Indian Point 3 power plants. See Note 1 to the financial statements herein for additional discussion of the value sharing agreements.
  The investment of a net total of $220 million in Entergy Gulf States Louisiana's and Entergy Louisiana's storm reserve escrow accounts as a result of the Act 55 storm cost financings. The Act 55 storm cost financings are discussed in more detail in Note 2 to the financial statements.
  Entergy Mississippi realized proceeds in 2007 from $100 million of investments held in trust that were received from a bond issuance in 2006 and used to redeem bonds in 2007.

Financing Activities

Net cash provided by financing activities increased $293 million for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. The following significant financing cash flow activity occurred in the nine months ended September 30, 2008 and 2007:

  Entergy Corporation increased the net borrowings under its revolving credit facility by $957 million in the nine months ended September 30, 2008 and by $1,296 million in the nine months ended September 30, 2007. See Note 4 to the financial statements for a description of the Entergy Corporation credit facility.
  Entergy Arkansas issued $300 million of 5.4% Series First Mortgage Bonds in July 2008.
  Entergy Louisiana issued $300 million of 6.5% Series First Mortgage Bonds in August 2008.
  Entergy Louisiana repurchased, prior to maturity, $60 million of Auction Rate governmental bonds in April 2008.
  Entergy New Orleans paid, at maturity, its $30 million 3.875% Series first mortgage bonds in August 2008.

  The Utility operating companies increased the borrowings outstanding on their long-term credit facilities by $400 million in the nine months ended September 30, 2008 and increased the borrowings outstanding on their short term credit facilities by $60 million in the nine months ended September 30, 2007.
  A subsidiary of Entergy Texas issued $329.5 million of securitization bonds in June 2007. See Note 5 to the financial statements in the Form 10-K for additional information regarding the securitization bonds.
  Entergy Corporation paid $237 million of notes payable at their maturities in 2008.
  Entergy Mississippi redeemed $100 million of first mortgage bonds in 2007.
  Entergy Corporation repurchased $468 million of its common stock in the nine months ended September 30, 2008 and $1,024 million of its common stock in the nine months ended September 30, 2007.
  Entergy Corporation increased the dividend on its common stock in the third quarter 2007. The quarterly dividend was $0.54 per share for the first two quarters of 2007 and $0.75 per share for each quarter since then.

Significant Factors, Known Trends, and Uncertainties

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

System Agreement Proceedings

Production Cost Equalization Proceeding Commenced by the LPSC

See the Form 10-K for a discussion of the June 2005 FERC decision in the System Agreement litigation that had been commenced by the LPSC, which was essentially affirmed in the FERC's decision in a December 2005 order on rehearing. The LPSC, APSC, MPSC, and the AEEC appealed the FERC's decision to the United States Court of Appeals for the D.C. Circuit. Entergy and the City of New Orleans intervened in the various appeals. The D.C. Circuit issued its decision in April 2008. The D.C. Circuit affirmed the FERC's decision in most respects, but remanded the case to the FERC for further proceedings and reconsideration of its conclusion that it was prohibited from ordering refunds and its determination to implement the bandwidth remedy commencing with calendar year 2006 production costs (with the first payments/receipts commencing in June 2007), rather than commencing the remedy on June 1, 2005. The D.C. Circuit concluded the FERC had failed so far in the proceeding to offer a reasoned explanation regarding these issues. On July 17, 2008, the Utility operating companies filed with FERC a motion proposing additional procedures on the remanded issues. The proceeding is pending at the FERC.

Rough Production Cost Equalization Rates

2007 Rate Filing Based on Calendar Year 2006 Production Costs

See the Form 10-K for a discussion of the proceeding in which Entergy filed the rates to implement the FERC's orders in the production cost equalization proceeding. Intervenor testimony was filed in which the intervenors and also the FERC Staff advocate a number of positions on issues that affect the level of production costs the individual Utility operating companies are permitted to reflect in the bandwidth calculation, including the level of depreciation and decommissioning expense for nuclear facilities. The effect of the various positions would be to reallocate costs among the Utility operating companies. Additionally, the APSC, while not taking a position on whether Entergy Arkansas was imprudent for not exercising its right of first refusal to repurchase a portion of the Independence plant in 1996 and 1997 as alleged by the LPSC, alleges that if the FERC finds Entergy Arkansas to be imprudent for not exercising this option, the FERC should disallow recovery from customers by Entergy of approximately $43 million of increased costs. The Utility operating companies filed rebuttal testimony refuting the allegations of imprudence concerning the decision not to acquire the portion of the Independence plant, explaining why the bandwidth payments are properly recoverable under the AmerenUE contract, and explaining why the positions of FERC Staff and intervenors on the other issues should be rejected. A hearing in this proceeding concluded in July 2008, and the ALJ issued an initial decision in September 2008. The ALJ's initial decision concludes, among other things, that: (1) the decisions to not exercise Entergy Arkansas' option to purchase the Independence plant in 1996 and 1997 were prudent; (2) Entergy Arkansas properly flowed a portion of the bandwidth payments through to AmerenUE in accordance with the wholesale power contract; and (3) the level of nuclear depreciation and decommissioning expense reflected in the bandwidth calculation should be calculated based on NRC-authorized license life, rather than the nuclear depreciation and decommissioning expense authorized by the retail regulators for purposes of retail ratemaking. Following briefing by the parties, the matter will be submitted to the FERC for decision.

As discussed in the Form 10-K, the Utility operating companies had also filed with the FERC during 2007 certain proposed modifications to the rough production cost equalization calculation. The FERC rejected certain of the proposed modifications, accepted certain of the proposed modifications without further proceedings, and set two of the proposed modifications for hearing and settlement procedures. With respect to the proceeding involving changes to the functionalization of costs to the production function, a hearing was held in March 2008 and the ALJ issued an Initial Decision in June 2008 finding the modifications proposed by the Utility operating companies to be just and reasonable. The matter is now pending before the FERC for decision. In the second proceeding, a contested settlement supported by the Utility operating companies is now pending before the FERC. In conjunction with the second proceeding, the LPSC has appealed to the Court of Appeals for the D.C. Circuit the FERC's determination that changes proposed by the Utility operating companies and accepted by the FERC can become effective for the next bandwidth calculation even though such bandwidth calculation may include production costs incurred prior to the date the change is proposed by the Utility operating companies. In August 2008, the D.C. Circuit dismissed the LPSC's appeal.

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

On March 31, 2008, the LPSC filed a complaint with the FERC seeking, among other things, three amendments to the rough production cost equalization bandwidth formula. On April 22, 2008, the Utility operating companies filed an answer to the LPSC complaint urging the FERC to reject two of the proposed amendments and not opposing the third. On July 2, 2008, the FERC issued an order that, among other things, ordered the Utility operating companies to implement the LPSC's proposed amendment that they did not oppose and setting two of the LPSC's proposed amendments for hearing and settlement proceedings. Settlement procedures have been terminated, and a hearing is set for March 2009.

2008 Rate Filing Based on Calendar Year 2007 Production Costs

In May 2008, Entergy filed with the FERC the rates for the second year to implement the FERC's orders in the System Agreement proceeding that are discussed in the Form 10-K. The filing shows the following payments/receipts among the Utility operating companies for 2008, based on calendar year 2007 production costs, commencing for service in June 2008, are necessary to achieve rough production cost equalization under the FERC's orders:

Payments or (Receipts)
(In Millions)
Entergy Arkansas	$252
Entergy Gulf States Louisiana	($124)
Entergy Louisiana	($35)
Entergy Mississippi	($20)
Entergy New Orleans	($7)
Entergy Texas	($66)

Several parties intervened in the proceeding at the FERC, including the APSC, the LPSC, and AmerenUE, which have also filed protests. Several other parties, including the MPSC and the City Council, have intervened in the proceeding without filing a protest. On July 29, 2008, the FERC set the proceeding for hearing and settlement procedures. Settlement procedures were terminated on October 22, 2008. A procedural schedule has not yet been established in the proceeding.

Entergy Arkansas will pay $36 million per month for seven months in 2008, and began making the payments in June 2008. As discussed in Note 2 to the financial statements, the APSC has approved a production cost allocation rider for recovery from customers of the retail portion of the costs allocated to Entergy Arkansas.

Interruptible Load Proceeding

In April 2007 the U.S. Court of Appeals for the D.C. Circuit issued its opinion in the LPSC's appeal of the FERC's March 2004 and April 2005 orders related to the treatment under the System Agreement of the Utility operating companies' interruptible loads.  In its opinion, the D.C. Circuit concluded that the FERC (1) acted arbitrarily and capriciously by allowing the Utility operating companies to phase-in the effects of the elimination of the interruptible load over a 12-month period of time; (2) failed to adequately explain why refunds could not be ordered under Section 206(c) of the Federal Power Act; and (3) exercised appropriately its discretion to defer addressing the cost of sulfur dioxide allowances until a later time.  The D.C. Circuit remanded the matter to the FERC for a more considered determination on the issue of refunds. The FERC issued its order on remand in September 2007, in which it directs Entergy to make a compliance filing removing all interruptible load from the computation of peak load responsibility commencing April 1, 2004 and to issue any necessary refunds to reflect this change. In addition, the order directs the Utility operating companies to make refunds for the period May 1995 through July 1996. Entergy, the APSC, the MPSC, and the City Council have requested rehearing of the FERC's order on remand. The FERC granted the Utility operating companies' request to delay the payment of refunds for the period May 1995 through July 1996 until 30 days following a FERC order on rehearing. The FERC issued in September 2008 an order denying rehearing. The refunds were made to the Utility operating companies that were due a refund on October 15, 2008. The APSC has appealed the FERC decisions to the D.C. Circuit.

AEEC Complaint Regarding the Ouachita Acquisition

In August 2008 the AEEC also filed a complaint at the FERC seeking a review by the FERC of "Entergy Corporation's efforts" to acquire the Ouachita plant, alleging that the acquisition violates the System Agreement and the Federal Power Act and that the plant should be an "[Entergy Arkansas] only resource." The AEEC complaint also states that it seeks clarity on whether Entergy Arkansas' termination of its participation in the System Agreement will affect Entergy Arkansas' rights to the Ouachita facility. The APSC, LPSC, MPSC, and City Council have intervened in the proceeding. Entergy filed in September 2008 its answer to the complaint and asked the FERC to dismiss the proceeding.

Independent Coordinator of Transmission

In the FERC's April 2006 order that approved Entergy's ICT proposal, the FERC stated that the weekly procurement process (WPP) must be operational within approximately 14 months of the FERC order, or June 24, 2007, or the FERC may reevaluate all approvals to proceed with the ICT.  The Utility operating companies have been working with the ICT and a software vendor to develop the software and systems necessary to implement the WPP. The Utility operating companies also filed with the FERC in April 2007 a request to make certain corrections and limited modifications to the current WPP tariff provisions. The Utility operating companies have filed status reports with the FERC notifying the FERC that, due to unexpected issues with the development of the WPP software and testing, the WPP is still not operational. The Utility operating companies filed a revised tariff with the FERC on January 31, 2008 to address issues identified during the testing of the WPP. The Utility operating companies requested the FERC to rule on the proposed amendments by April 30, 2008 and allow them to go into effect May 11, 2008, following which the WPP would be expected to become operational. In May 2008, the FERC determined it would be premature to implement the WPP on May 11, 2008 as the WPP has not been shown to be just and reasonable. Accordingly, the FERC conditionally accepted and suspended Entergy's proposed tariff amendments for five months from the requested effective date, to become effective October 11, 2008, or on an earlier date, subject to refund and subject to a further order on proposed tariff revisions directed to be filed in the order. Entergy submitted a proposed tariff amendment in August 2008, and on October 10, 2008 the FERC issued an order accepting the amendment. The amendment establishes that the WPP shall take effect at a date to be determined, after completion of successful simulation trials and the ICT's endorsement of the WPP's implementation.

Market and Credit Risk Sensitive Instruments

Commodity Price Risk

Power Generation

As discussed more fully in the Form 10-K, the sale of electricity from the power generation plants owned by Entergy's Non-Utility Nuclear business, unless otherwise contracted, is subject to the fluctuation of market power prices. Following is an updated summary of the amount of the Non-Utility Nuclear business' output that is sold forward as of September 30, 2008 under physical or financial contracts (2008 represents the remaining quarter of the year):

	2008	2009	2010	2011	2012
Non-Utility Nuclear:
Percent of planned energy output sold forward:
Unit-contingent	53%	48%	31%	29%	18%
Unit-contingent with availability guarantees (1)	35%	35%	28%	14%	7%
Firm LD	4%	0%	0%	0%	0%
Total	92%	83%	59%	43%	25%
Planned energy output (TWh)	10	41	40	41	41
Average contracted price per MWh (2)	$53	$61	$58	$55	$54

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

Entergy's Non-Utility Nuclear business' purchase of the FitzPatrick and Indian Point 3 plants from NYPA included value sharing agreements with NYPA. In October 2007, NYPA and the subsidiaries that own the FitzPatrick and Indian Point 3 plants amended and restated the value sharing agreements to clarify and amend certain provisions of the original terms. Under the amended value sharing agreements, Entergy's Non-Utility Nuclear business agreed to make annual payments to NYPA based on the generation output of the Indian Point 3 and FitzPatrick plants from January 2007 through December 2014. Entergy's Non-Utility Nuclear business will pay NYPA $6.59 per MWh for power sold from Indian Point 3, up to an annual cap of $48 million, and $3.91 per MWh for power sold from FitzPatrick, up to an annual cap of $24 million. The annual payment for each year is due by January 15 of the following year. In August 2008, Non-Utility Nuclear entered into a resolution of a dispute with NYPA over the applicability of the value sharing agreements to its FitzPatrick and Indian Point 3 nuclear power plants after the planned spin-off of the Non-Utility Nuclear business. Under the resolution, Non-Utility Nuclear agreed not to treat the separation as a "Cessation Event" that would terminate its obligation to make the payments under the value sharing agreements. As a result, after the spin-off transaction, Non-Utility Nuclear will continue to be obligated to make payments to NYPA under the amended and restated value sharing agreements.

Some of the agreements to sell the power produced by Entergy's Non-Utility Nuclear power plants contain provisions that require an Entergy subsidiary to provide collateral to secure its obligations under the agreements. The Entergy subsidiary is required to provide collateral based upon the difference between the current market and contracted power prices in the regions where Non-Utility Nuclear sells power. The primary form of collateral to satisfy these requirements is an Entergy Corporation guaranty.  Cash and letters of credit are also acceptable forms of collateral.  At September 30, 2008, based on power prices at that time, Entergy had in place as collateral $631 million of Entergy Corporation guarantees for wholesale transactions, including $60 million of guarantees that support letters of credit and $11 million of cash collateral. The assurance requirement associated with Non-Utility Nuclear is estimated to increase by an amount of up to $217 million if gas prices increase $1 per MMBtu in both the short- and long-term markets. In the event of a decrease in Entergy Corporation's credit rating to below investment grade, Entergy will be required to replace Entergy Corporation guarantees with cash or letters of credit under some of the agreements.

For the planned energy output under contract through 2012, 56% of the planned energy output is under contract with counterparties with public investment grade credit ratings; 28% is with counterparties with public non-investment grade credit ratings, primarily Consumers Energy, the BB+ rated company from which Entergy purchased the Palisades power plant and entered into a long-term fixed-price purchased power agreement; and 16% is with load-serving entities without public credit ratings.

In addition to selling the power produced by its plants, the Non-Utility Nuclear business sells installed capacity to load-serving distribution companies in order for those companies to meet requirements placed on them by the ISO in their area. Following is a summary of the amount of the Non-Utility Nuclear business' installed capacity that is currently sold forward, and the blended amount of the Non-Utility Nuclear business' planned generation output and installed capacity that is currently sold forward as of September 30, 2008 (2008 represents the remaining quarter of the year):

	2008	2009	2010	2011	2012
Non-Utility Nuclear:
Percent of capacity sold forward:
Bundled capacity and energy contracts	27%	27%	26%	27%	19%
Capacity contracts	60%	45%	31%	15%	2%
Total	87%	72%	57%	42%	21%
Planned net MW in operation	4,998	4,998	4,998	4,998	4,998
Average capacity contract price per kW per month	$2.0	$2.1	$3.4	$3.7	$3.5
Blended Capacity and Energy (based on revenues)
% of planned generation and capacity sold forward	89%	80%	53%	35%	18%
Average contract revenue per MWh	$55	$62	$61	$57	$54

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

Qualified Pension and Other Postretirement Benefits

Costs and Funding

As discussed in the Form 10-K, the intent of the Pension Protection Act of 2006 is to require companies to fund 100% of their pension liability; and then for companies to fund, on a going-forward basis, an amount generally estimated to be the amount that the pension liability increases each year due to an additional year of service by the employees eligible for pension benefits. The legislation requires that funding shortfalls be eliminated by companies over a seven-year period, beginning in 2008. The Pension Protection Act also extended the provisions of the Pension Funding Equity Act that would have expired in 2006 had the Pension Protection Act not been enacted, which increased the allowed discount rate used to calculate the pension funding liability.

The recent decline in stock market prices may affect Entergy's planned levels of contributions.  Minimum required funding calculations as determined under Pension Protection Act guidance are performed annually as of January 1 of each year and are based on measurements of the market-related values of assets and funding liabilities as measured at that date.  An excess of the funding liability over the market-related value of assets, as determined under the Pension Protection Act, would result in a funding shortfall which, under the Pension Protection Act, must be funded over a seven-year rolling period.  Entergy's minimum required contributions for the 2009 plan year are generally payable in installments throughout 2009 and 2010 and will be based on the funding calculations as of January 1, 2009.  The final date at which 2009 plan year contributions may be made is September 15, 2010.  Absent a significant recovery in stock market prices by January 1, it is likely that the minimum required contributions for the 2009 plan year, payable in 2009 or 2010, will increase although the level of increase or timing of that increase cannot be determined until the January 1, 2009 valuation is performed.  If the required discount rate to calculate the funding liabilities  increases , it would result in a decrease in the liability, which would somewhat offset the increase in the level of the minimum required contributions caused by the decline in the market related values of assets. Entergy does not anticipate any significant additional pension funding contributions in 2008, and contributions for the 2008 plan year that remain to be paid in 2009 are not expected to increase significantly as a result of the current market conditions.

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

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Three and Nine Months Ended September 30, 2008 and 2007
(Unaudited)

	Three Months Ended		Nine Months Ended
	2008	2007	2008	2007
	(In Thousands, Except Share Data)

OPERATING REVENUES
Electric	$3,209,000	$2,646,546	$7,779,450	$6,952,648
Natural gas	41,981	30,154	185,361	158,014
Competitive businesses	712,903	612,387	2,128,077	1,641,836
TOTAL	3,963,884	3,289,087	10,092,888	8,752,498

OPERATING EXPENSES
Operating and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	1,270,160	809,283	2,537,498	2,192,296
Purchased power	764,122	520,622	2,132,967	1,565,861
Nuclear refueling outage expenses	58,079	44,387	165,177	131,977
Other operation and maintenance	636,989	667,376	1,958,566	1,871,424
Decommissioning	47,515	43,597	140,327	123,507
Taxes other than income taxes	140,819	129,123	375,332	368,153
Depreciation and amortization	263,656	239,064	756,617	710,127
Other regulatory charges - net	30,452	25,303	99,970	62,187
TOTAL	3,211,792	2,478,755	8,166,454	7,025,532

OPERATING INCOME	752,092	810,332	1,926,434	1,726,966

OTHER INCOME
Allowance for equity funds used during construction	10,411	9,367	28,782	34,084
Interest and dividend income	30,400	63,754	108,080	174,811
Equity in earnings (loss) of unconsolidated equity affiliates	1,459	1,432	(2,042)	3,533
Miscellaneous - net	5,200	(6,103)	(2,439)	(17,881)
TOTAL	47,470	68,450	132,381	194,547

INTEREST AND OTHER CHARGES
Interest on long-term debt	128,746	133,165	371,793	380,321
Other interest - net	33,229	52,503	93,795	118,270
Allowance for borrowed funds used during construction	(5,939)	(5,260)	(15,992)	(20,175)
Preferred dividend requirements and other	4,998	6,375	14,971	18,784
TOTAL	161,034	186,783	464,567	497,200

INCOME BEFORE INCOME TAXES	638,528	691,999	1,594,248	1,424,313

Income taxes	168,239	230,840	544,256	483,357

CONSOLIDATED NET INCOME	$470,289	$461,159	$1,049,992	$940,956

Earnings per average common share:
Basic	$2.47	$2.37	$5.48	$4.77
Diluted	$2.41	$2.30	$5.33	$4.63
Dividends declared per common share	$0.75	$0.75	$2.25	$1.83

Basic average number of common shares outstanding	190,379,009	194,864,359	191,444,611	197,443,652
Diluted average number of common shares outstanding	194,960,830	200,532,942	197,064,629	203,362,110

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2008 and 2007
(Unaudited)
	2008	2007
	(In Thousands)

OPERATING ACTIVITIES
Consolidated net income	$1,049,992	$940,956
Adjustments to reconcile consolidated net income to net cash flow provided by operating activities:
Reserve for regulatory adjustments	(1,861)	(18,337)
Other regulatory charges - net	99,970	62,187
Depreciation, amortization, and decommissioning	896,945	833,634
Deferred income taxes, investment tax credits, and non-current taxes accrued	561,704	510,435
Equity in earnings of unconsolidated equity affiliates - net of dividends	2,042	(3,533)
Changes in working capital:
Receivables	(265,349)	(317,454)
Fuel inventory	(19,881)	390
Accounts payable	126,665	(155,736)
Taxes accrued	-	(176,790)
Interest accrued	(8,152)	8,180
Deferred fuel	(395,618)	(89,558)
Other working capital accounts	(88,417)	(53,977)
Provision for estimated losses and reserves	230,834	24,753
Changes in other regulatory assets	941,625	124,102
Other	(437,685)	(62,500)
Net cash flow provided by operating activities	2,692,814	1,626,752

INVESTING ACTIVITIES
Construction/capital expenditures	(1,455,657)	(1,083,090)
Allowance for equity funds used during construction	28,782	34,084
Nuclear fuel purchases	(327,606)	(272,137)
Proceeds from sale/leaseback of nuclear fuel	250,447	128,292
Proceeds from sale of assets and businesses	30,725	13,063
Payment for purchase of plant	(266,823)	(336,211)
Insurance proceeds received for property damages	130,120	82,648
Changes in transition charge account	(2,151)	-
NYPA value sharing payment	(72,000)	-
Decrease (increase) in other investments	(227,976)	71,770
Proceeds from nuclear decommissioning trust fund sales	1,228,760	1,299,685
Investment in nuclear decommissioning trust funds	(1,259,288)	(1,388,806)
Net cash flow used in investing activities	(1,942,667)	(1,450,702)

See Notes to Financial Statements.

28

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2008 and 2007
(Unaudited)
	2008	2007
	(In Thousands)

FINANCING ACTIVITIES
Proceeds from the issuance of:
Long-term debt	3,433,184	2,437,163
Common stock and treasury stock	35,841	59,175
Retirement of long-term debt	(2,004,118)	(889,813)
Repurchase of common stock	(468,079)	(1,024,185)
Redemption of preferred stock	-	(3,450)
Changes in credit line borrowings - net	-	60,000
Dividends paid:
Common stock	(431,032)	(361,574)
Preferred stock	(15,028)	(19,532)
Net cash flow provided by financing activities	550,768	257,784

Effect of exchange rates on cash and cash equivalents	1,245	(394)

Net increase in cash and cash equivalents	1,302,160	433,440

Cash and cash equivalents at beginning of period	1,253,728	1,016,152

Effect of the reconsolidation of Entergy New Orleans on cash and cash equivalents	-	17,093

Cash and cash equivalents at end of period	$2,555,888	$1,466,685

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$455,791	$449,038
Income taxes	$127,953	$349,058

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
September 30, 2008 and December 31, 2007
(Unaudited)
	2008	2007
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$132,169	$126,652
Temporary cash investments - at cost,
which approximates market	2,423,719	1,127,076
Total cash and cash equivalents	2,555,888	1,253,728
Securitization recovery trust account	21,424	19,273
Accounts receivable:
Customer	939,028	610,724
Allowance for doubtful accounts	(23,025)	(25,789)
Other	249,808	303,060
Accrued unbilled revenues	275,605	288,076
Total accounts receivable	1,441,416	1,176,071
Deferred fuel costs	342,924	-
Accumulated deferred income taxes	-	38,117
Fuel inventory - at average cost	228,465	208,584
Materials and supplies - at average cost	755,220	692,376
Deferred nuclear refueling outage costs	187,394	172,936
System agreement cost equalization	108,048	268,000
Prepayments and other	246,185	129,162
TOTAL	5,886,964	3,958,247

OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity	78,116	78,992
Decommissioning trust funds	3,002,792	3,307,636
Non-utility property - at cost (less accumulated depreciation)	232,213	220,204
Other	309,587	82,563
TOTAL	3,622,708	3,689,395

PROPERTY, PLANT AND EQUIPMENT
Electric	34,196,682	32,959,022
Property under capital lease	738,129	740,095
Natural gas	301,535	300,767
Construction work in progress	1,453,227	1,054,833
Nuclear fuel under capital lease	450,961	361,502
Nuclear fuel	652,986	665,620
TOTAL PROPERTY, PLANT AND EQUIPMENT	37,793,520	36,081,839
Less - accumulated depreciation and amortization	15,741,373	15,107,569
PROPERTY, PLANT AND EQUIPMENT - NET	22,052,147	20,974,270

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
SFAS 109 regulatory asset - net	604,553	595,743
Other regulatory assets	2,830,088	2,971,399
Deferred fuel costs	168,122	168,122
Goodwill	377,172	377,172
Other	916,210	908,654
TOTAL	4,896,145	5,021,090

TOTAL ASSETS	$36,457,964	$33,643,002

See Notes to Financial Statements.

30

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY
September 30, 2008 and December 31, 2007
(Unaudited)
	2008	2007
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$217,563	$996,757
Notes payable	25,034	25,037
Accounts payable	1,919,113	1,031,300
Customer deposits	302,116	291,171
Accumulated deferred income taxes	42,418	-
Interest accrued	179,809	187,968
Deferred fuel costs	2,254	54,947
Obligations under capital leases	151,721	152,615
Pension and other postretirement liabilities	35,765	34,795
System agreement cost equalization	149,397	268,000
Other	294,167	214,164
TOTAL	3,319,357	3,256,754

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	6,764,567	6,379,679
Accumulated deferred investment tax credits	330,058	343,539
Obligations under capital leases	308,826	220,438
Other regulatory liabilities	389,721	490,323
Decommissioning and asset retirement cost liabilities	2,633,331	2,489,061
Accumulated provisions	365,427	133,406
Pension and other postretirement liabilities	1,138,677	1,361,326
Long-term debt	11,952,591	9,728,135
Other	967,463	1,066,508
TOTAL	24,850,661	22,212,415

Commitments and Contingencies

Preferred stock without sinking fund	311,023	311,162

SHAREHOLDERS' EQUITY
Common stock, $.01 par value, authorized 500,000,000
shares; issued 248,174,087 shares in 2008 and in 2007	2,482	2,482
Paid-in capital	4,864,968	4,850,769
Retained earnings	7,354,147	6,735,965
Accumulated other comprehensive income (loss)	(111,338)	8,320
Less - treasury stock, at cost (58,319,245 shares in 2008 and
55,053,847 shares in 2007)	4,133,336	3,734,865
TOTAL	7,976,923	7,862,671

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$36,457,964	$33,643,002

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS, COMPREHENSIVE INCOME, AND PAID-IN CAPITAL
For the Three Months Ended September 30, 2008 and 2007
(Unaudited)

	2008		2007
	(In Thousands)

RETAINED EARNINGS

Retained Earnings - Beginning of period	$7,027,630		$6,372,687

Add: Consolidated net income	470,286	$470,286	461,159	$461,159

Deduct:
Dividends declared on common stock	143,769		145,891

Retained Earnings - End of period	$7,354,147		$6,687,955

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance at beginning of period:
Accumulated derivative instrument fair value changes	($476,586)		($59,562)

Pension and other postretirement liabilities	(109,034)		(105,770)

Net unrealized investment gains	67,838		116,897

Foreign currency translation	6,824		6,666
Total	(510,958)		(41,769)

Net derivative instrument fair value changes
arising during the period (net of tax expense of $245,497 and $24,296)	439,852	439,852	42,201	42,201

Pension and other postretirement liabilities (net of tax expense (benefit) of ($1,317) and $682)	(547)	(547)	69	69

Net unrealized investment gains (losses) (net of tax expense (benefit) of ($33,716) and $24,586)	(38,009)	(38,009)	7,541	7,541

Foreign currency translation (net of tax expense (benefit) of ($902) and $82)	(1,676)	(1,676)	152	152

Balance at end of period:
Accumulated derivative instrument fair value changes	(36,734)		(17,361)

Pension and other postretirement liabilities	(109,581)		(105,701)

Net unrealized investment gains	29,829		124,438

Foreign currency translation	5,148		6,818
Total	($111,338)		$8,194
Comprehensive Income (Loss)		$869,906		$511,122

PAID-IN CAPITAL

Paid-in Capital - Beginning of period	$4,860,481		$4,841,059

Add:
Common stock issuances related to stock plans	4,487		5,775

Paid-in Capital - End of period	$4,864,968		$4,846,834

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS, COMPREHENSIVE INCOME, AND PAID-IN CAPITAL
For the Nine Months Ended September 30, 2008 and 2007
(Unaudited)

	2008		2007
	(In Thousands)

RETAINED EARNINGS

Retained Earnings - Beginning of period	$6,735,965		$6,113,042

Add:
Consolidated net income	1,049,992	$1,049,992	940,956	$940,956
Adjustment related to FIN 48 implementation	-		(4,600)
Total	1,049,992		936,356

Deduct:
Dividends declared on common stock	431,810		361,443

Retained Earnings - End of period	$7,354,147		$6,687,955

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance at beginning of period:
Accumulated derivative instrument fair value changes	($12,540)		($105,578)

Pension and other postretirement liabilities	(107,145)		(105,909)

Net unrealized investment gains	121,611		104,551

Foreign currency translation	6,394		6,424
Total	8,320		(100,512)

Net derivative instrument fair value changes
arising during the period (net of tax expense (benefit) of ($14,377) and $54,472)	(24,194)	(24,194)	88,217	88,217

Pension and other postretirement liabilities (net of tax expense of $3,008 and $2,048)	(2,436)	(2,436)	208	208

Net unrealized investment gains (losses) (net of tax expense (benefit) of ($68,247) and $10,968)	(91,782)	(91,782)	19,887	19,887

Foreign currency translation (net of tax expense (benefit) of ($671) and $442)	(1,246)	(1,246)	394	394

Balance at end of period:
Accumulated derivative instrument fair value changes	(36,734)		(17,361)

Pension and other postretirement liabilities	(109,581)		(105,701)

Net unrealized investment gains	29,829		124,438

Foreign currency translation	5,148		6,818
Total	($111,338)		$8,194
Comprehensive Income		$930,334		$1,049,662

PAID-IN CAPITAL

Paid-in Capital - Beginning of period	$4,850,769		$4,827,265

Add (Deduct):
Common stock issuances related to stock plans	14,199		19,569

Paid-in Capital - End of period	$4,864,968		$4,846,834

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three and Nine Months Ended September 30, 2008 and 2007
(Unaudited)

	Three Months Ended		Increase/
Description	2008	2007	(Decrease)%
	(Dollars In Millions)
Utility Electric Operating Revenues:
Residential	$1,295	$1,076	$219	20
Commercial	867	684	183	27
Industrial	897	646	251	39
Governmental	74	60	14	23
Total retail	3,133	2,466	667	27
Sales for resale	91	106	(15)	(14)
Other	(15)	75	(90)	(120)
Total	$3,209	$2,647	$562	21

Utility Billed Electric Energy
Sales (GWh):
Residential	10,671	11,128	(457)	(4)
Commercial	7,997	8,111	(114)	(1)
Industrial	10,110	10,120	(10)	-
Governmental	649	637	12	2
Total retail	29,427	29,996	(569)	(2)
Sales for resale	1,431	1,413	18	1
Total	30,858	31,409	(551)	(2)

Non-Utility Nuclear:
Operating Revenues	$654	$554	$100	18
Billed Electric Energy Sales (GWh)	10,316	10,105	211	2

	Nine Months Ended		Increase/
Description	2008	2007	(Decrease)%
	(Dollars In Millions)
Utility Electric Operating Revenues:
Residential	$2,833	$2,512	$321	13
Commercial	2,076	1,816	260	14
Industrial	2,241	1,920	321	17
Governmental	186	163	23	14
Total retail	7,336	6,411	925	14
Sales for resale	277	295	(18)	(6)
Other	166	247	(81)	(33)
Total	$7,779	$6,953	$826	12

Utility Billed Electric Energy
Sales (GWh):
Residential	26,055	25,905	150	1
Commercial	20,922	20,708	214	1
Industrial	29,217	29,256	(39)	-
Governmental	1,805	1,749	56	3
Total retail	77,999	77,618	381	-
Sales for resale	4,160	4,479	(319)	(7)
Total	82,159	82,097	62	-

Non-Utility Nuclear:
Operating Revenues	$1,945	$1,484	$461	31
Billed Electric Energy Sales (GWh)	31,221	27,315	3,906	14

ENTERGY CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. COMMITMENTS AND CONTINGENCIES

Entergy and the Registrant Subsidiaries are involved in a number of legal, regulatory, and tax proceedings before various courts, regulatory commissions, and governmental agencies in the ordinary course of business. While management is unable to predict the outcome of such proceedings, management does not believe that the ultimate resolution of these matters will have a material adverse effect on Entergy's results of operations, cash flows, or financial condition, except as otherwise discussed in the Form 10-K or herein. Entergy discusses regulatory proceedings in Note 2 to the financial statements in the Form 10-K, the Entergy Texas Form 10, and herein and discusses tax proceedings in Note 3 to the financial statements in the Form 10-K and the Entergy Texas Form 10, and in Note 10 to the financial statements herein.

Nuclear Insurance

See Note 8 to the financial statements in the Form 10-K for information on nuclear liability and property insurance associated with Entergy's nuclear power plants.

Conventional Property Insurance

See Note 8 to the financial statements in the Form 10-K and Note 6 to the financial statements in the Entergy Texas Form 10 for information regarding Entergy's non-nuclear property insurance program. In April 2008, Entergy received from its primary insurer $53.6 million of additional insurance proceeds on its Hurricane Katrina claim, and almost all of the April 2008 proceeds were allocated to Entergy New Orleans. In the third quarter 2008, Entergy received from its primary insurer $17.5 million of additional insurance proceeds on its Hurricane Katrina and Hurricane Rita claims, which were allocated as follows: $1.8 million to Entergy Gulf States Louisiana, $2.2 million to Entergy Louisiana, $9.7 million to Entergy New Orleans, and $3.3 million to Entergy Texas, with the remainder allocated in smaller amounts to other Entergy subsidiaries.

Entergy has settled its lawsuit against one of its excess insurers on the Hurricane Katrina claim, and in July 2008 received $71.5 million in proceeds on the claim. The July 2008 proceeds were allocated as follows: $2.0 million to Entergy Arkansas, $3.0 million to Entergy Gulf States Louisiana, $12.4 million to Entergy Louisiana, $1.8 million to Entergy Mississippi, and $48.4 million to Entergy New Orleans, with the remainder allocated in smaller amounts to other Entergy subsidiaries.

NYPA Value Sharing Agreements

Entergy's Non-Utility Nuclear business' purchase of the FitzPatrick and Indian Point 3 plants from NYPA included value sharing agreements with NYPA. In October 2007, NYPA and the subsidiaries that own the FitzPatrick and Indian Point 3 plants amended and restated the value sharing agreements to clarify and amend certain provisions of the original terms. Under the amended value sharing agreements, Entergy's Non-Utility Nuclear business agreed to make annual payments to NYPA based on the generation output of the Indian Point 3 and FitzPatrick plants from January 2007 through December 2014. Entergy's Non-Utility Nuclear business will pay NYPA $6.59 per MWh for power sold from Indian Point 3, up to an annual cap of $48 million, and $3.91 per MWh for power sold from FitzPatrick, up to an annual cap of $24 million. The annual payment for each year is due by January 15 of the following year. In August 2008, Non-Utility Nuclear entered into a resolution of a dispute with NYPA over the applicability of the value sharing agreements to its FitzPatrick and Indian Point 3 nuclear power plants after the planned spin-off of the Non-Utility Nuclear business. Under the resolution, Non-Utility Nuclear agreed not to treat the separation as a

"Cessation Event" that would terminate its obligation to make the payments under the value sharing agreements. As a result, after the spin-off transaction, Non-Utility

Nuclear will continue to be obligated to make payments to NYPA under the amended and restated value sharing agreements.

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

Asbestos and Hazardous Material Litigation (Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas)

See Note 8 to the financial statements in the Form 10-K for information regarding asbestos and hazardous material litigation involving Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans and see Note 6 to the financial statements in the Entergy Texas Form 10 for information regarding asbestos and hazardous material litigation involving Entergy Texas.

NOTE 2. RATE AND REGULATORY MATTERS

Regulatory Assets

Other Regulatory Assets

See Note 2 to the financial statements in the Form 10-K and in the Entergy Texas Form 10 for information regarding regulatory assets in the Utility business reflected on the balance sheets of Entergy and the Registrant Subsidiaries.

Hurricane Gustav and Hurricane Ike

As a result of Hurricane Gustav and Hurricane Ike, which caused catastrophic damage to portions of Entergy's service territories in Louisiana and Texas, and to a lesser extent in Arkansas and Mississippi, Entergy has recorded accounts payable for the estimated costs incurred that were necessary to return customers to service.  Entergy recorded corresponding regulatory assets of approximately $550 million and construction work in progress of approximately $430 million. Entergy recorded the regulatory assets in accordance with its accounting policies and based on the historic treatment of such costs in its service territories (except for Entergy Arkansas), because management believes that recovery through some form of regulatory mechanism is probable. Because Entergy has not gone through the regulatory process regarding these storm costs, however, there is an element of risk, and Entergy is unable to predict with certainty the degree of success it may have in its recovery initiatives, the amount of restoration costs that it may ultimately recover, or the timing of such recovery. The construction work in progress that has not been paid as of September 30, 2008, approximately $117 million, including $47 million for Entergy Gulf States Louisiana, $11 million for Entergy Louisiana, $13 million for Entergy New Orleans, and $44 million for Entergy Texas, represents non-cash investing activity not reported in the statement of cash flows.

Fuel and purchased power cost recovery

See Note 2 to the financial statements in the Form 10-K for information regarding fuel proceedings involving the Utility operating companies. Following are updates to that information.

Entergy Arkansas

Production Cost Allocation Rider

In its June 2007 decision on Entergy Arkansas' August 2006 rate filing, the APSC approved a production cost allocation rider for recovery from customers of the retail portion of the costs allocated to Entergy Arkansas as a result of the System Agreement proceedings, but set a termination date of December 31, 2008 for the rider. In December 2007, the APSC issued a subsequent order stating the production cost allocation rider will remain in effect, and any future termination of the rider will be subject to eighteen months advance notice by the APSC, which would occur following notice and hearing. On March 18, 2008, the Arkansas attorney general and the AEEC filed a notice of appeal of the December 2007 APSC order. The appellants' and appellees' briefs have been filed with the court of appeals.

In June 2008, Entergy Arkansas filed with the APSC its annual redetermination of the production cost allocation rider. The redetermination resulted in a slight increase in the rates beginning with the first billing cycle of July 2008.

See Entergy Corporation and Subsidiaries' "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends - Federal Regulation - System Agreement Proceedings" in the Form 10-K and herein for a discussion of the System Agreement proceedings.

Energy Cost Recovery Rider

Entergy Arkansas' retail rates include an energy cost recovery rider. In December 2007, the APSC issued an order stating that Entergy Arkansas' energy cost recovery rider will remain in effect, and any future termination of the rider will be subject to eighteen months advance notice by the APSC, which would occur following notice and hearing. On March 18, 2008, the Arkansas attorney general and the AEEC filed a notice of appeal of the December 2007 APSC order. The appellants' and appellees' briefs have been filed with the court of appeals.

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

In August 2008, as provided for by its energy cost recovery rider, Entergy Arkansas filed with the APSC an interim revision to its energy cost rate. The revised energy cost rate is an increase from $0.01869/kWh to $0.02456/kWh. The increase was caused by the continued increase in natural gas and purchased power prices from the levels used in setting the rate in March 2008. The interim revised energy cost rate went into effect for the first billing cycle of September 2008. In October 2008 the APSC issued an order that requires Entergy Arkansas to file for investigative purposes only monthly updates of its actual and projected over/under-recovery of fuel and purchased power costs. The APSC order also states that the interim revised energy cost rate will remain in effect pending further investigation and order of the APSC, and the APSC reserves the right after notice and hearing to prospectively modify the energy cost rate.

APSC Investigations

See the Form 10-K for a discussion of the APSC's investigation of Entergy Arkansas' energy cost recovery practices. In January 2007, the APSC issued an order in its review of Entergy Arkansas' September 2005 interim rate. The APSC found that Entergy Arkansas failed to maintain an adequate coal inventory level going into the summer of 2005 and that Entergy Arkansas should be responsible for any incremental energy costs resulting from two outages caused by employee and contractor error. The coal plant generation curtailments were caused by railroad delivery problems and Entergy has since resolved litigation with the railroad regarding the delivery problems. The APSC staff was directed to perform an analysis with Entergy Arkansas' assistance to determine the additional fuel and purchased energy costs associated with these findings and file the analysis within 60 days of the order. After a final determination of the costs is made by the APSC, Entergy Arkansas would be directed to refund that amount with interest to its customers as a credit on the energy cost recovery rider. The order also stated that the APSC would address any additional issues regarding the energy cost recovery rider in Entergy Arkansas' rate case filed in August 2006. Entergy Arkansas requested rehearing of the order. In March 2007, in order to allow further consideration by the APSC, the APSC granted Entergy Arkansas' petition for rehearing and for stay of the APSC order. In October 2008, Entergy Arkansas filed a motion to lift the stay and asks for rescission of the APSC's January 2007 order in light of the arguments advanced in Entergy Arkansas' rehearing petition and because the value for the Entergy Arkansas' customers obtained through the resolved railroad litigation is significantly greater than the incremental cost of actions identified by the APSC as imprudent. The APSC staff, the AEEC, and the Arkansas attorney general support the lifting of the stay but request additional proceedings. The APSC staff submitted a proposed procedural schedule that calls for a hearing in April 2009.

Entergy Mississippi

In May 2008, Entergy Mississippi filed its quarterly fuel adjustment factor for the third quarter 2008, effective beginning with July 2008 bills. The third quarter 2008 factor is $0.038861/kWh, which is an increase from the $0.010878/kWh factor for the second quarter 2008. The increase is due to a significant increase in fuel prices, and Entergy Mississippi has gone from an over-recovery to an under-recovery position during 2008. After a decline in fuel prices, Entergy Mississippi filed on August 13, 2008 a mid-quarter revision to its fuel adjustment factor. The revised factor is $0.024058/kWh, effective for September 2008 bills. On August 15, 2008, Entergy Mississippi filed its quarterly fuel adjustment factor for the fourth quarter 2008, effective beginning with October 2008 bills. Under an agreement with the Mississippi Public Utilities staff, approved by the MPSC, the fourth quarter 2008 rate will be set at the September 2008 rate of $0.024058/kWh.

In July 2008, the MPSC began a proceeding to investigate the fuel procurement practices and fuel adjustment schedules of the Mississippi utility companies, including Entergy Mississippi. A two-day public hearing was held in July 2008, and after a recess during which the MPSC reviewed information, the hearing resumed on August 5, 2008 for additional testimony by an expert witness retained by the MPSC. The expert witness presented testimony regarding a review of the utilities' fuel adjustment clauses. The MPSC stated that the goal of the proceeding is fact-finding so that the MPSC may decide whether to amend the current fuel cost recovery process.

The Mississippi attorney general has also issued a civil investigative demand directed at Entergy Corporation, Entergy Mississippi, and Entergy Services regarding information related to Entergy Mississippi's fuel adjustment clause. The Mississippi attorney general states that he is investigating whether Entergy has violated Mississippi's consumer protection laws. Entergy opposes the civil investigative demand of the Mississippi attorney general on several grounds, including that the proper jurisdiction for the Mississippi attorney general's request for information is through the MPSC and the FERC. On October 29, 2008, the MPSC issued a subpoena to Entergy Mississippi and Entergy Services requesting documents associated with fuel adjustment clause litigation in Louisiana involving Entergy Louisiana and Entergy New Orleans.

Entergy Texas

In January 2008, Entergy Texas made a compliance filing with the PUCT describing how its 2007 Rough Production Cost Equalization receipts under the System Agreement were allocated between Entergy Gulf States, Inc.'s Texas and Louisiana jurisdictions. Several parties have intervened in the proceeding. A hearing was held at the end of July 2008, and in October 2008 the ALJ issued a proposal for decision recommending an additional $18.6 million allocation to Texas retail customers. Entergy Texas will file exceptions to the ALJ's proposal for decision. Because the PUCT allocation to Texas retail customers is inconsistent with the LPSC allocation to Louisiana retail customers, adoption of the proposal for decision by the PUCT would result in trapped costs between the Texas and Louisiana jurisdictions.

Entergy will seek relief from the FERC or other appropriate relief if that occurs. The PUCT will consider final action on the proposal for decision and exceptions thereto at a future meeting.

In October 2007, Entergy Texas filed a request with the PUCT to refund $45.6 million, including interest, of fuel cost recovery over-collections through September 2007. In January 2008, Entergy Texas filed with the PUCT a stipulation and settlement agreement among the parties that updated the over-collection balance through November 2007 and establishes a refund amount, including interest, of $71 million. The PUCT approved the agreement in February 2008. The refund was made over a two-month period beginning February 2008, but was reduced by $10.3 million of under-recovered incremental purchased capacity costs. Amounts refunded through the interim fuel refund are subject to final reconciliation in a future fuel reconciliation proceeding.

Storm Cost Recovery Filings

See Note 2 to the financial statements in the Form 10-K for information regarding storm cost recovery filings involving the Utility operating companies. The following is an update to the Form 10-K.

Entergy Gulf States Louisiana and Entergy Louisiana - Storm Cost Financings

In March 2008, Entergy Gulf States Louisiana, Entergy Louisiana, and the Louisiana Utilities Restoration Corporation (LURC), an instrumentality of the State of Louisiana, filed at the LPSC an application requesting that the LPSC grant financing orders authorizing the financing of Entergy Gulf States Louisiana and Entergy Louisiana storm costs, storm reserves, and issuance costs pursuant to Act 55 of the Louisiana Legislature (Act 55 financings). The Act 55 financings are expected to produce additional customer benefits as compared to Act 64 traditional securitization.  Entergy Gulf States Louisiana and Entergy Louisiana also filed an application requesting LPSC approval for ancillary issues including the mechanism to flow charges and savings to customers via a Storm Cost Offset rider.  On April 3, 2008, the Louisiana State Bond Commission granted preliminary approval for the Act 55 financings.  On April 8, 2008, the Louisiana Public Facilities Authority (LPFA), which is the issuer of the bonds pursuant to the Act 55 financings, approved requests for the Act 55 financings.  On April 10, 2008, Entergy Gulf States Louisiana and Entergy Louisiana and the LPSC Staff filed with the LPSC an uncontested stipulated settlement that includes Entergy Gulf States Louisiana and Entergy Louisiana's proposals under the Act 55 financings, which includes a commitment to pass on to customers a minimum of $10 million and $30 million of customer benefits, respectively, through prospective annual rate reductions of $2 million and $6 million for five years. On April 16, 2008, the LPSC approved the settlement and issued two financing orders and one ratemaking order intended to facilitate implementation of the Act 55 financings.  In May 2008, the Louisiana State Bond Commission granted final approval of the Act 55 financings.

On July 29, 2008, the LPFA issued $687.7 million in bonds under the aforementioned Act 55. From the $679 million of bond proceeds loaned by the LPFA to the LURC, the LURC deposited $152 million in a restricted escrow account as a storm damage reserve for Entergy Louisiana and transferred $527 million directly to Entergy Louisiana. From the bond proceeds received by Entergy Louisiana from the LURC, Entergy Louisiana invested $545 million, including $17.8 million that was withdrawn from the restricted escrow account as approved by the April 16, 2008 LPSC orders, in exchange for 5,449,861.85 Class A preferred, non-voting, membership interest units of Entergy Holdings Company LLC, a company wholly-owned and consolidated by Entergy, that carry a 10% annual distribution rate. Distributions are payable quarterly commencing on September 15, 2008 and have a liquidation price of $100 per unit. The preferred membership interests are callable at the option of Entergy Holdings Company LLC after ten years. The terms of the membership interests include certain financial covenants to which Entergy Holdings Company LLC is subject, including the requirement to maintain a net worth of at least $1 billion.

On August 26, 2008, the LPFA issued $278.4 million in bonds under the aforementioned Act 55. From the $274.7 million of bond proceeds loaned by the LPFA to the LURC, the LURC deposited $87 million in a restricted escrow account as a storm damage reserve for Entergy Gulf States Louisiana and transferred $187.7 million directly to Entergy Gulf States Louisiana. From the bond proceeds received by Entergy Gulf States Louisiana from the LURC, Entergy Gulf States Louisiana invested $189.4 million, including $1.7 million that was withdrawn from the restricted escrow account as approved by the April 16, 2008 LPSC orders, in exchange for 1,893,918.39 Class A preferred, non-voting, membership interest units of Entergy Holdings Company LLC, a company wholly-owned and consolidated by Entergy, that carry a 10% annual distribution rate. Distributions are payable quarterly commencing on September 15, 2008 and have a liquidation price of $100 per unit. The preferred membership interests are callable at the option of Entergy Holdings Company LLC after ten years. The terms of the membership interests include certain financial covenants to which Entergy Holdings Company LLC is subject, including the requirement to maintain a net worth of at least $1 billion.

Entergy, Entergy Gulf States Louisiana, and Entergy Louisiana will not report the bonds on their balance sheets because the bonds are the obligation of the LPFA, and there is no recourse against Entergy, Entergy Gulf States Louisiana or Entergy Louisiana in the event of a bond default.

Retail Rate Proceedings

See Note 2 to the financial statements in the Form 10-K for information regarding retail rate proceedings involving the Utility operating companies. The following are updates to the Form 10-K.

Filings with the APSC (Entergy Arkansas)

Retail Rates

See the Form 10-K for a discussion of the proceedings in Entergy Arkansas' August 2006 request for a change in base rates. Oral argument on Entergy Arkansas' appeal to the Arkansas Court of Appeals has been scheduled for November 19, 2008.

Ouachita Acquisition

Entergy Arkansas filed with the APSC in September 2007 for its approval of the Ouachita plant acquisition, including full cost recovery.  The APSC Staff and the Arkansas attorney general supported Entergy Arkansas' acquisition of the plant, but oppose the sale of one-third of the capacity and energy to Entergy Gulf States Louisiana.  The industrial group AEEC opposed Entergy Arkansas' purchase of the plant.  The Arkansas attorney general opposed recovery of the non-fuel costs of the plant through a separate rider, while the APSC Staff recommended revisions to the rider. In December 2007, the APSC issued an order approving recovery through a rider of the capacity costs associated with the interim tolling agreement, which was in effect until the APSC took action on the acquisition of the plant. A hearing before the APSC was held in April 2008 to address Entergy Arkansas' request for acquisition of the plant and concurrent cost recovery. In June 2008 the APSC approved Entergy Arkansas' acquisition of the Ouachita plant and approved recovery of the acquisition and ownership costs through a rate rider. The APSC also approved the planned sale of one-third of the capacity and energy to Entergy Gulf States Louisiana. The Arkansas attorney general, the AEEC, and Entergy Arkansas requests for rehearing of the APSC order were denied. Entergy Arkansas' request for rehearing concerned the 7.61% before-tax return on rate base approved by the APSC, which reflects significant sources of zero-cost capital already reflected in base rates. Entergy Arkansas had requested a 10.87% before-tax return on rate base reflecting the cost of the debt and equity capital resources available to finance the Ouachita plant acquisition.

On March 18, 2008 the Arkansas attorney general and the AEEC filed a notice of appeal of the December 2007 APSC order that approved recovery through a rider of the capacity costs associated with the interim tolling agreement. This order also rejected various annual earnings review proposals. The Arkansas attorney general and the AEEC filed their appeal briefs in October 2008, and the appellees' briefs, including Entergy Arkansas', are due November 12, 2008.

In August 2008 the AEEC also filed a complaint at the FERC seeking a review by the FERC of "Entergy Corporation's efforts" to acquire the Ouachita plant, alleging that the acquisition violates the System Agreement and the Federal Power Act and that the plant should be an "[Entergy Arkansas] only resource." The AEEC complaint also states that it seeks clarity on whether Entergy Arkansas' termination of its participation in the System Agreement will affect Entergy Arkansas' rights to the Ouachita facility. The APSC, LPSC, MPSC, and City

Council have intervened in the proceeding. Entergy filed in September 2008 its answer to the complaint and asked the FERC to dismiss the proceeding.

Entergy Arkansas purchased the Ouachita plant on September 30, 2008.

Storm Cost Recovery in Arkansas

In June 2008, together with other Arkansas utilities, Entergy Arkansas filed a joint application for approval of storm cost recovery accounting and a storm damage rider. To enable recovery of 2008 storm cost expenditures through the rider and storm reserve accounting, the applicants requested that the APSC establish a procedural schedule that would allow resolution of this proceeding no later than December 15, 2008. In light of a separate docket established by the APSC in September 2008 to consider "innovative approaches to utility regulation," including approaches to address "recovery of extraordinary storm damage restoration expenses," the utilities withdrew their joint application in October 2008.

The utilities noted in their withdrawal that the new APSC docket is unlikely to be concluded in 2008, and Entergy Arkansas has experienced extraordinary storm costs in 2008 and requires APSC action to address their effects. Therefore, on October 15, 2008, Entergy Arkansas filed a petition for an accounting order authorizing a regulatory asset and storm damage rider.  In the petition, Entergy Arkansas requests the deferral of $26 million in a regulatory asset that represents extraordinary storm restoration costs for the year 2008 that are in excess of the $14.4 million included in base rates. The regulatory asset would be recovered through a surcharge over a 12-month period beginning in January 2009. A public hearing has been set for December 5, 2008 to consider the petition.

Filings with the LPSC

Retail Rates - Electric

(Entergy Louisiana)

In May 2008, Entergy Louisiana made its formula rate plan filing with the LPSC for the 2007 test year, seeking an $18.4 million rate increase, comprised of $12.6 million of recovery of incremental and deferred capacity costs and $5.8 million based on a cost of service revenue deficiency related to continued lost contribution to fixed costs associated with the loss of customers due to Hurricane Katrina. The filing includes two alternative versions of the calculated revenue requirement, one that reflects Entergy Louisiana's full request for recovery of the loss of fixed cost contribution and the other that reflects the anticipated rate implementation in September 2008, subject to refund, of only a portion of the full request, with the remainder deferred, until the lost fixed cost contribution issue is resolved. Under the first alternative, Entergy Louisiana's earned return on common equity was 9.44%, whereas under the other alternative, its earned return on common equity was 9.04%. The LPSC staff and intervenors issued their reports on Entergy Louisiana's filing on July 31, 2008 and, with minor exceptions, primarily raised proposed disallowance issues that were previously raised with regard to Entergy Louisiana's May 2007 filing and remain at issue in that proceeding. Entergy Louisiana disagrees with the majority of the proposed adjustments. In August 2008, Entergy Louisiana implemented a $43.9 million formula rate plan decrease to remove interim storm cost recovery and to reduce the storm damage accrual. Entergy Louisiana then implemented a $16.9 million formula rate plan increase, subject to refund, effective the first billing cycle in September 2008, comprised of $12.6 million of recovery of incremental and deferred capacity costs and $4.3 million based on a cost of service deficiency. A procedural schedule has not been established yet for further consideration of the issues raised regarding the formula rate plan filing.

In May 2007, Entergy Louisiana made its formula rate plan filing with the LPSC for the 2006 test year, indicating a 7.6% earned return on common equity. That filing included Entergy Louisiana's request to recover $39.8 million in unrecovered fixed costs associated with the loss of customers that resulted from Hurricane Katrina, a request that was recently reduced to $31.7 million. In September 2007, Entergy Louisiana modified its formula rate plan filing to reflect its implementation of certain adjustments proposed by the LPSC Staff in its review of Entergy

Louisiana's original filing with which Entergy Louisiana agreed, and to reflect its implementation of an $18.4 million annual formula rate plan increase comprised of (1) a $23.8 million increase representing 60% of Entergy Louisiana's revenue deficiency, and (2) a $5.4 million decrease for reduced incremental and deferred capacity costs. The LPSC authorized Entergy Louisiana to defer for accounting purposes the difference between its $39.8 million claim, now at $31.7 million, for unrecovered fixed cost and 60% of the revenue deficiency to preserve Entergy Louisiana's right to pursue that claim in full during the formula rate plan proceeding. In October 2007, Entergy Louisiana implemented a $7.1 million formula rate plan decrease that was due primarily to the reclassification of certain franchise fees from base rates to collection via a line item on customer bills pursuant to an LPSC Order. The LPSC staff and intervenors have recommended disallowance of certain costs included in Entergy Louisiana's filing. Entergy Louisiana disagrees with the majority of the proposed disallowances and a hearing on the disputed issues was held in late-September/early-October 2008. Post-hearing briefing is scheduled to conclude in mid-December 2008.

In May 2006, Entergy Louisiana made its formula rate plan filing with the LPSC for the 2005 test year. Entergy Louisiana modified the filing in August 2006 to reflect a 9.45% return on equity which is within the allowed bandwidth. The modified filing includes an increase of $24.2 million for interim recovery of storm costs from Hurricanes Katrina and Rita and a $119.2 million rate increase to recover LPSC-approved incremental deferred and ongoing capacity costs. The filing requested recovery of approximately $50 million for the amortization of capacity deferrals over a three-year period, including carrying charges, and approximately $70 million for ongoing capacity costs. The increase was implemented, subject to refund, with the first billing cycle of September 2006. Entergy Louisiana subsequently updated its formula rate plan rider to reflect adjustments proposed by the LPSC Staff with which it agrees. The adjusted return on equity of 9.56% remains within the allowed bandwidth. Ongoing and deferred incremental capacity costs were reduced to $118.7 million. The updated formula rate plan rider was implemented, subject to refund, with the first billing cycle of October 2006. An uncontested stipulated settlement was filed in February 2008 that will leave the current base rates in place, and the LPSC approved the settlement in March 2008. In the settlement Entergy Louisiana agreed to credit customers $7.2 million, plus $0.7 million of interest, for customer contributions to the Central States Compact in Nebraska that was never completed and agreed to a one-time $2.6 million deduction from the deferred capacity cost balance. The credit, for which Entergy Louisiana had previously recorded a provision, was made in May 2008.

(Entergy Gulf States Louisiana)

In May 2008, Entergy Gulf States Louisiana made its formula rate plan filing with the LPSC for the 2007 test year. The filing reflected a 9.26% return on common equity, which is below the allowed earnings bandwidth, and indicated a $5.4 million revenue deficiency, offset by a $4.1 million decrease in required additional capacity costs. Entergy Gulf States Louisiana implemented a $20.7 million formula rate plan decrease, subject to refund, effective the first billing cycle in September 2008. The decrease includes removal of interim storm cost recovery and a reduction in the storm damage accrual. Entergy Gulf States Louisiana then implemented a $16.0 million formula rate plan increase, subject to refund, effective the first billing cycle in October 2008 to collect previously deferred and ongoing costs associated with LPSC approved additional capacity, including the Ouachita power plant. Consideration of the formula rate plan filing is pending.

In May 2007, Entergy Gulf States Louisiana made its formula rate plan filing with the LPSC for the 2006 test year. The filing reflected a 10.0% return on common equity, which is within the allowed earnings bandwidth, and an anticipated formula rate plan decrease of $23 million annually attributable to adjustments outside of the formula rate plan sharing mechanism related to capacity costs and the anticipated securitization of storm costs related to Hurricane Katrina and Hurricane Rita and the securitization of a storm reserve. In September 2007, Entergy Gulf States Louisiana modified the formula rate plan filing to reflect a 10.07% return on common equity, which is still within the allowed bandwidth. The modified filing also reflected implementation of a $4.1 million rate increase, subject to refund, attributable to recovery of additional LPSC-approved incremental deferred and ongoing capacity costs. The rate decrease anticipated in the original filing did not occur because of the additional capacity costs approved by the LPSC, and because securitization of storm costs associated with Hurricane Katrina and Hurricane Rita and the establishment of a storm reserve had not yet occurred. In October 2007, Entergy Gulf States Louisiana implemented a $16.4 million formula rate plan decrease that is due to the reclassification of certain franchise fees from base rates to collection via a line item on customer bills pursuant to an LPSC order. The LPSC staff issued its final report in December 2007, indicating a $1.6 million decrease in formula rate plan revenues for which interim rates were already in effect. In addition, the LPSC staff recommended that the LPSC give a one-year extension of Entergy Gulf States Louisiana's formula rate plan to synchronize with the final year of Entergy Louisiana's formula rate plan, or alternatively, to extend the formula rate plan for a longer period. Entergy Gulf States Louisiana indicated it is amenable to a one-year extension. An uncontested stipulated settlement was filed in February 2008 that will leave the current base rates in place and extend the formula rate plan for one year, and the LPSC approved the settlement in March 2008.

Retail Rates - Gas (Entergy Gulf States Louisiana)

In January 2008, Entergy Gulf States Louisiana filed with the LPSC its gas rate stabilization plan for the test year ending September 30, 2007.  The filing showed a revenue deficiency of $3.7 million based on a return on common equity mid-point of 10.5%. Entergy Gulf States Louisiana implemented a $3.4 million rate increase in April 2008 pursuant to an uncontested agreement with the LPSC staff.

Filings with the PUCT and Texas Cities

Entergy Texas made a rate filing in September 2007 with the PUCT requesting an annual rate increase totaling $107.5 million, including a base rate increase of $64.3 million and riders totaling $43.2 million. The base rate increase request includes a $12.2 million annual increase for the storm damage reserve. Entergy Texas requested an 11% return on common equity. In December 2007 the PUCT issued an order setting September 26, 2008 (which it subsequently moved to November 27, 2008) as the effective date for the rate change proposed in this matter. In May 2008, Entergy Texas and certain parties in the rate case filed a non-unanimous settlement that provides for a $42.5 million base rate increase beginning in October 2008 and an additional $17 million base rate increase beginning in October 2009. The non-unanimous settlement also provides that $25 million of System Agreement rough production cost equalization payments will offset the effect on customers of the rate increase. The non-unanimous settlement further provides that an additional $17 million on an annual basis of System Agreement rough production cost equalization payments will be retained by Entergy Texas from January 2009 through September 2009. The non-unanimous settlement also resolves the fuel reconciliation portion of the proceeding with a $4.5 million disallowance. The PUCT staff, the Texas Industrial Energy Consumers (TIEC), and the state of Texas did not join in the settlement and filed a separate agreement among them that provides for a rate decrease, later revised to a slight increase, and a $4.7 million fuel cost disallowance. In May 2008 the ALJs issued an order stating that the proceeding will continue with Entergy Texas having the burden of proof to show that the non-unanimous settlement results in reasonable rates. The hearing on the merits of the non-unanimous settlement was held from June 23 through July 2, 2008, and in September 2008 the ALJs issued a proposal for decision recommending approval of the non-unanimous settlement. On November 5, 2008, the PUCT rejected the non-unanimous settlement and remanded the case for further hearings on the merits of the rate request. The hearings on remand are expected to begin by early December 2008. Entergy Texas agreed to extend until March 2, 2009 the PUCT's jurisdictional deadline to render a decision. In accordance with applicable law, after the requisite number of hearing days occurs, Entergy Texas will have the right to implement rates, up to the level of the requested rates, under bond and subject to refund.

Filings with the MPSC

In March 2008, Entergy Mississippi made its annual scheduled formula rate plan filing for the 2007 test year with the MPSC.  The filing showed that a $10.1 million increase in annual electric revenues is warranted. In June 2008, Entergy Mississippi reached a settlement with the Mississippi Public Utilities Staff that results in a $3.8 million rate increase. An MPSC decision on the settlement is pending.

Filings with the New Orleans City Council

Retail Rates

In January 2008, Entergy New Orleans voluntarily implemented a 6.15% base rate credit (the recovery credit) for electric customers, which Entergy New Orleans estimates will return approximately $10.6 million to electric customers in 2008. Entergy New Orleans was able to implement this credit because during 2007 the recovery of New Orleans after Hurricane Katrina was occurring faster than expected in 2006 projections. In addition, Entergy New Orleans committed to set aside $2.5 million for an energy efficiency program focused on community education and outreach and weatherization of homes.

On July 31, 2008, Entergy New Orleans filed an electric and gas base rate case with the City Council. The filing requests an 11.75% return on common equity. The filing calls for a $23.0 million decrease in electric base rates, which includes keeping the recovery credit in effect, as well as realigning approximately $12.3 million of capacity costs from recovery through the fuel adjustment clause to electric base rates. The filing also calls for a $9.1 million increase in gas base rates to fund ongoing operations. This request is unrelated to the ongoing rebuild of Entergy New Orleans' natural gas system. The procedural schedule calls for a hearing on the filing to commence on March 2, 2009, with certification of the evidentiary record by a hearing officer on or before March 16, 2009, and a decision by the City Council on or before April 30, 2009.

Fuel Adjustment Clause Litigation

See Note 2 to the financial statements in the Form 10-K for a discussion of the complaint filed in April 1999 by a group of ratepayers against Entergy New Orleans, Entergy Corporation, Entergy Services, and Entergy Power in state court in Orleans Parish purportedly on behalf of all Entergy New Orleans ratepayers and a corresponding complaint filed with the City Council. In February 2004, the City Council approved a resolution that resulted in a refund to customers of $11.3 million, including interest, during the months of June through September 2004. In May 2005 the Civil District Court for the Parish of Orleans affirmed the City Council resolution, finding no support for the plaintiffs' claim that the refund amount should be higher. In June 2005, the plaintiffs appealed the Civil District Court decision to the Louisiana Fourth Circuit Court of Appeal. On February 25, 2008, the Fourth Circuit Court of Appeal issued a decision affirming in part, and reversing in part, the Civil District Court's decision.  Although the Fourth Circuit Court of Appeal did not reverse any of the substantive findings and conclusions of the City Council or the Civil District Court, the Fourth Circuit found that the amount of the refund was arbitrary and capricious and increased the amount of the refund to $34.3 million.  Entergy New Orleans believes that the increase in the refund ordered by the Fourth Circuit is not justified. Entergy New Orleans, the City Council, and the plaintiffs requested rehearing, and in April 2008, the Fourth Circuit granted the plaintiffs' request for rehearing. In addition to changing the basis for the court's decision in the manner requested by the plaintiffs, the court also granted the plaintiffs' request that it provide for interest on the refund amount. The court denied the motions for rehearing filed by the City Council and Entergy New Orleans. In May 2008, Entergy New Orleans and the City Council filed with the Louisiana Supreme Court applications for a writ of certiorari seeking, among other things, reversal of the Fourth Circuit decision. The Louisiana Supreme Court granted these writ applications in October 2008 and will review the Fourth Circuit's decision.

System Energy Rate Proceeding

In March 2008, the LPSC filed a complaint at the FERC under Federal Power Act section 206 against System Energy and Entergy Services. The complaint requests that the FERC set System Energy's rate of return on common equity at no more than 9.75%. The LPSC's complaint further requests that System Energy base its decommissioning and depreciation expenses on a 60-year useful life for Grand Gulf as opposed to the 40-year life specified in the existing NRC operating license. The APSC, the City of New Orleans, the MPSC, and other parties have intervened in the proceeding. System Energy filed its answer to the complaint in April 2008, in which it denies the allegations of the LPSC and requests that the FERC dismiss the complaint without a hearing. On July 1, 2008, the FERC issued an order denying the relief requested by the LPSC.

Electric Industry Restructuring in Texas

Refer to Note 2 to the financial statements in the Form 10-K and Entergy Texas Form 10 for a discussion of electric industry restructuring activity that involves Entergy Texas.

NOTE 3. COMMON EQUITY

Common Stock

Earnings per Share

The following tables present Entergy's basic and diluted earnings per share calculations included on the consolidated income statement:
	For the Three Months Ended September 30,
	2008		2007
	(In Millions, Except $/share Data)
		$/share		$/share
Consolidated net income	$470.3		$461.2

Average number of common shares outstanding - basic	190.4	$2.47	194.9	$2.37
Average dilutive effect of:
Stock Options	3.8	(0.048)	4.6	(0.055)
Equity Units	0.8	(0.010)	0.9	(0.011)
Deferred Units	-	(0.000)	0.1	(0.001)
Average number of common shares outstanding - diluted	195.0	$2.41	200.5	$2.30

	For the Nine Months Ended September 30,
	2008		2007
	(In Millions, Except $/share Data)
		$/share		$/share
Consolidated net income	$1,050		$941.0

Average number of common shares outstanding - basic	191.4	$5.48	197.4	$4.77
Average dilutive effect of:
Stock Options	4.5	(0.124)	4.9	(0.115)
Equity Units	1.2	(0.033)	1.0	(0.023)
Deferred Units	-	(0.001)	0.1	(0.003)
Average number of common shares outstanding - diluted	197.1	$5.33	203.4	$4.63

Entergy's stock option and other equity compensation plans are discussed in Note 12 to the financial statements in the Form 10-K.

Treasury Stock

During the nine months ended September 30, 2008, Entergy Corporation issued 996,901 shares of its previously repurchased common stock to satisfy stock option exercises and other stock-based awards. Also, during the nine months ended September 30, 2008, Entergy Corporation purchased 4,262,299 shares of common stock for a total purchase price of $468.1 million.

Retained Earnings

On October 31, 2008, Entergy Corporation's Board of Directors declared a common stock dividend of $0.75 per share, payable on December 1, 2008 to holders of record as of November 12, 2008.

Accumulated Other Comprehensive Income (Loss)

Based on market prices as of September 30, 2008, cash flow hedges with net unrealized losses of approximately $10.8 million net-of-tax at September 30, 2008 are expected to be reclassified from accumulated other comprehensive income to operating revenues during the next twelve months. The actual amount reclassified from accumulated other comprehensive income, however, could vary due to future changes in market prices. See Note 1 (Derivative Financial Instruments and Commodity Derivatives) and Note 16 to the financial statements in the Form 10-K for additional discussion of the accounting treatment of cash flow hedges.

NOTE 4. LINES OF CREDIT, RELATED SHORT-TERM BORROWINGS, AND LONG-TERM DEBT

Entergy Corporation has in place a credit facility that expires in August 2012 and has a borrowing capacity of $3.5 billion. Entergy Corporation also has the ability to issue letters of credit against the total borrowing capacity of the credit facility. The facility fee is currently 0.09% of the commitment amount. Facility fees and interest rates on loans under the credit facility can fluctuate depending on the senior unsecured debt ratings of Entergy Corporation. The weighted average interest rate as of September 30, 2008 was 2.969% on the drawn portion of the facility. Following is a summary of the borrowings outstanding and capacity available under the facility as of September 30, 2008.
Capacity	Borrowings	Letters of Credit	Capacity Available
(In Millions)

$3,500	$3,208	$68	$224

Entergy Corporation's facility requires it to maintain a consolidated debt ratio of 65% or less of its total capitalization. Entergy is in compliance with this covenant. If Entergy fails to meet this ratio, or if Entergy or one of the Utility operating companies (except Entergy New Orleans) defaults on other indebtedness or is in bankruptcy or insolvency proceedings, an acceleration of the facility maturity date may occur.

Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, and Entergy Texas each had credit facilities available as of September 30, 2008 as follows:
Company	Expiration Date	Amount of Facility	Interest Rate (a)	Amount Drawn as of September 30, 2008

Entergy Arkansas	April 2009	$100 million (b)	4.50%	-
Entergy Gulf States Louisiana	August 2012	$100 million (c)	5.05%	$100 million
Entergy Louisiana	August 2012	$200 million (d)	5.05%	$200 million
Entergy Mississippi	May 2009	$30 million (e)	4.2875%	-
Entergy Mississippi	May 2009	$20 million (e)	4.2875%	-
Entergy Texas	August 2012	$100 million (f)	5.05%	$100 million

(a)	The interest rate is the weighted average interest rate as of September 30, 2008 applied or that would be applied to the outstanding borrowings under the facility.
(b)	The credit facility requires Entergy Arkansas to maintain a debt ratio of 65% or less of its total capitalization. 46
(c)

The credit facility allows Entergy Gulf States Louisiana to issue letters of credit against the borrowing capacity of the facility. As of September 30, 2008, no letters of credit were outstanding. The credit facility requires Entergy Gulf States Louisiana to maintain a consolidated debt ratio of 65% or less of its total capitalization. Pursuant to the terms of the credit agreement, the amount of debt assumed by Entergy Texas ($930 million as of September 30, 2008 and $1.079 billion as of December 31, 2007) is excluded from debt and capitalization in calculating the debt ratio.

(d)

The credit facility allows Entergy Louisiana to issue letters of credit against the borrowing capacity of the facility. As of September 30, 2008, no letters of credit were outstanding. The credit facility requires Entergy Louisiana to maintain a consolidated debt ratio of 65% or less of its total capitalization.

(e)	Borrowings under the Entergy Mississippi credit facilities may be secured by a security interest in its accounts receivable.
(f)

The credit facility allows Entergy Texas to issue letters of credit against the borrowing capacity of the facility. As of September 30, 2008, no letters of credit were outstanding. The credit facility requires Entergy Texas to maintain a consolidated debt ratio of 65% or less of its total capitalization. Pursuant to the terms of the credit agreement, the transition bonds issued by Entergy Gulf States Reconstruction Funding I, LLC, a subsidiary of Entergy Texas, are excluded from debt and capitalization in calculating the debt ratio.

The facility fees on the credit facilities range from 0.09% to 0.15% of the commitment amount.

The short-term borrowings of the Registrant Subsidiaries and certain other Entergy subsidiaries are limited to amounts authorized by the FERC. The current FERC-authorized limits are effective through March 31, 2010 (except the Entergy Gulf States Louisiana and Entergy Texas limits, which are effective through November 8, 2009). In addition to borrowings from commercial banks, these companies are authorized under a FERC order to borrow from the Entergy System money pool. The money pool is an inter-company borrowing arrangement designed to reduce Entergy's subsidiaries' dependence on external short-term borrowings. Borrowings from the money pool and external short-term borrowings combined may not exceed the FERC authorized limits. As of September 30, 2008, Entergy's subsidiaries' aggregate money pool and external short-term borrowings authorized limit was $2.1 billion, the aggregate outstanding borrowing from the money pool was $365 million, and Entergy's subsidiaries' had no outstanding short-term borrowing from external sources.

The following are the FERC-authorized limits for short-term borrowings and the outstanding short-term borrowings for the Registrant Subsidiaries as of September 30, 2008:

	Authorized	Borrowings
	(In Millions)

Entergy Arkansas	$250	$5.7
Entergy Gulf States Louisiana	$200	-
Entergy Louisiana	$250	-
Entergy Mississippi	$175	$28.2
Entergy New Orleans	$100	-
Entergy Texas	$200	-
System Energy	$200	-

Debt Issuances and Redemptions

(Entergy Arkansas)

In July 2008, Entergy Arkansas issued $300 million of 5.4% Series First Mortgage Bonds due August 2013. Entergy Arkansas used a portion of the net proceeds to fund the purchase of the Ouachita power plant on September 30, 2008, and the remaining net proceeds will be used to fund improvements relating to the Ouachita power plant and for general corporate purposes. Prior to their application, the remaining net proceeds will be used for working capital purposes, including repayment of short-term debt, and may be invested in temporary cash investments or the Entergy System money pool.

(Entergy Gulf States Louisiana)

In May 2008, Entergy Gulf States Louisiana issued $375 million of 6.00% Series First Mortgage Bonds due May 2018. The proceeds were used to pay at maturity the portion of the $325 million of the 3.6% Series First Mortgage Bonds due June 2008 that had not been assumed by Entergy Texas and to redeem, prior to maturity, $189.7 million of the $350 million Floating Rate series of First Mortgage Bonds due December 2008, and for other general corporate purposes.

The portion of the $325 million of 3.6% Series First Mortgage Bonds due June 2008 that had been assumed by Entergy Texas was paid at maturity by Entergy Texas in June 2008, and that bond series is no longer outstanding. The remainder of the $350 million Floating Rate series of First Mortgage Bonds due December 2008 had been assumed by Entergy Texas, and management expects Entergy Texas to redeem those bonds by their maturity date.

(Entergy Louisiana)

In April 2008, Entergy Louisiana repurchased, prior to maturity, $60 million of Auction Rate governmental bonds, which are being held for possible remarketing at a later date.

In August 2008, Entergy Louisiana issued $300 million of 6.50% Series First Mortgage Bonds due September 2018. The net proceeds of the issuance will be used for capital expenditures, working capital needs, and general corporate purposes. Prior to their application, the remaining net proceeds may be invested in temporary cash investments or the Entergy System money pool.

(Entergy Mississippi)

In April 2008, Entergy Mississippi repurchased its $30 million series of Independence County Pollution Control Revenue Bonds due July 2022. In June 2008, Entergy Mississippi remarketed the series and fixed the interest rate to maturity at 4.90%. Entergy Mississippi used the proceeds from the remarketing to repay short-term borrowings that were drawn on its credit facilities to repurchase the bonds in April 2008.

(Entergy New Orleans)

In August 2008, Entergy New Orleans paid, at maturity, its $30 million 3.875% Series first mortgage bonds.

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

The following table includes financial information for stock options for the third quarter and nine months ended September 30 for each of the years presented:
	2008	2007
	(In Millions)
Compensation expense included in Entergy's Net Income for the third quarter	$4.7	$3.9
Tax benefit recognized in Entergy's Net Income for the third quarter	$1.8	$1.5

Compensation expense included in Entergy's Net Income for the nine months ended September 30,	$13.8	$11.0
Tax benefit recognized in Entergy's Net Income for the nine months ended September 30,	$5.3	$4.2
Compensation cost capitalized as part of fixed assets and inventory for the nine months ended September 30,	$2.6	$1.8

Entergy granted 1,617,400 stock options during the first quarter 2008 with a weighted-average fair value of $14.43. At September 30, 2008, there were 11,132,319 stock options outstanding with a weighted-average exercise price of $66.37. The aggregate intrinsic value of the stock options outstanding was $252 million.

NOTE 6. RETIREMENT AND OTHER POSTRETIREMENT BENEFITS

Components of Net Pension Cost

Entergy's qualified pension cost, including amounts capitalized, for the third quarters of 2008 and 2007, included the following components:

	2008	2007
	(In Thousands)

Service cost - benefits earned during the period	$22,598	$24,263
Interest cost on projected benefit obligation	51,647	46,508
Expected return on assets	(57,639)	(51,008)
Amortization of prior service cost	1,266	1,383
Amortization of loss	6,708	11,444
Net pension costs	$24,580	$32,590

Entergy's qualified pension cost, including amounts capitalized, for the nine months ended September 30, 2008 and 2007, included the following components:

	2008	2007
	(In Thousands)

Service cost - benefits earned during the period	$67,794	$72,301
Interest cost on projected benefit obligation	154,941	138,662
Expected return on assets	(172,917)	(152,514)
Amortization of prior service cost	3,798	4,149
Amortization of loss	20,124	34,332
Net pension costs	$73,740	$96,930

The Registrant Subsidiaries' qualified pension cost, including amounts capitalized, for the third quarters of 2008 and 2007, included the following components:
		Entergy
	Entergy	Gulf States	Entergy	Entergy	Entergy	Entergy	System
2008	Arkansas	Louisiana	Louisiana	Mississippi	New Orleans	Texas	Energy
	(In Thousands)
Service cost - benefits earned
during the period	$3,584	$1,841	$2,058	$1,063	$445	$968	$930
Interest cost on projected
benefit obligation	11,616	5,047	6,784	3,627	1,415	3,882	1,937
Expected return on assets	(11,765)	(7,165)	(8,134)	(4,075)	(1,839)	(5,047)	(2,452)
Amortization of prior service
cost	223	110	119	90	52	80	9
Amortization of loss	2,303	115	920	485	319	156	90
Net pension cost/(income)	$5,961	($52)	$1,747	$1,190	$392	$39	$514

		Entergy
	Entergy	Gulf States	Entergy	Entergy	Entergy	Entergy	System
2007	Arkansas	Louisiana	Louisiana	Mississippi	New Orleans	Texas	Energy
	(In Thousands)
Service cost - benefits earned
during the period	$3,638	$3,011	$2,231	$1,089	$470	$1,012	$1,021
Interest cost on projected
benefit obligation	10,498	8,139	6,251	3,371	1,260	3,439	1,710
Expected return on assets	(11,009)	(10,750)	(7,808)	(3,837)	(1,446)	(4,536)	(2,136)
Amortization of prior service
cost	412	304	160	114	44	133	12
Amortization of loss	2,721	623	1,433	749	368	262	151
Net pension cost	$6,260	$1,327	$2,267	$1,486	$696	$310	$758

The Registrant Subsidiaries' qualified pension cost, including amounts capitalized, for the nine months ended September 30, 2008 and 2007, included the following components:
		Entergy
	Entergy	Gulf States	Entergy	Entergy	Entergy	Entergy	System
2008	Arkansas	Louisiana	Louisiana	Mississippi	New Orleans	Texas	Energy
	(In Thousands)
Service cost - benefits earned
during the period	$10,752	$5,523	$6,174	$3,189	$1,335	$2,904	$2,790
Interest cost on projected
benefit obligation	34,848	15,141	20,352	10,881	4,245	11,646	5,811
Expected return on assets	(35,295)	(21,495)	(24,402)	(12,225)	(5,517)	(15,141)	(7,356)
Amortization of prior service
cost	669	330	357	270	156	240	27
Amortization of loss	6,909	345	2,760	1,455	957	468	270
Net pension cost/(income)	$17,883	($156)	$5,241	$3,570	$1,176	$117	$1,542

		Entergy
	Entergy	Gulf States	Entergy	Entergy	Entergy	Entergy	System
2007	Arkansas	Louisiana	Louisiana	Mississippi	New Orleans	Texas	Energy
	(In Thousands)
Service cost - benefits earned
during the period	$10,914	$9,033	$6,693	$3,267	$1,410	$3,036	$3,063
Interest cost on projected
benefit obligation	31,494	24,417	18,753	10,113	3,780	10,317	5,130
Expected return on assets	(33,027)	(32,250)	(23,424)	(11,511)	(4,338)	(13,608)	(6,408)
Amortization of prior service
cost	1,236	912	480	342	132	399	36
Amortization of loss	8,163	1,869	4,299	2,247	1,104	786	453
Net pension cost	$18,780	$3,981	$6,801	$4,458	$2,088	$930	$2,274

Entergy recognized $4.3 million and $4.0 million in pension cost for its non-qualified pension plans in the third quarters of 2008 and 2007, respectively. Entergy recognized $12.8 million and $12.0 million in pension cost for its non-qualified pension plans for the nine months ended September 30, 2008 and 2007, respectively.

The Registrant Subsidiaries recognized the following pension cost for their non-qualified pension plans in the third quarters of 2008 and 2007:
		Entergy
	Entergy	Gulf States	Entergy	Entergy	Entergy	Entergy
	Arkansas	Louisiana	Louisiana	Mississippi	New Orleans	Texas
	(In Thousands)
Non-Qualified Pension Cost Third Quarter 2008	$133	$78	$7	$54	$12	$227
Non-Qualified Pension Cost Third Quarter 2007	$123	$317	$6	$44	$57	$231

The Registrant Subsidiaries recognized the following pension cost for their non-qualified pension plans for the nine months ended September 30, 2008 and 2007:
		Entergy
	Entergy	Gulf States	Entergy	Entergy	Entergy	Entergy
	Arkansas	Louisiana	Louisiana	Mississippi	New Orleans	Texas
	(In Thousands)
Non-Qualified Pension Cost Nine Months Ended September 30, 2008	$399	$234	$21	$162	$36	$681
Non-Qualified Pension Cost Nine Months Ended September 30, 2007	$369	$951	$19	$131	$171	$693

Components of Net Other Postretirement Benefit Cost

Entergy's other postretirement benefit cost, including amounts capitalized, for the third quarters of 2008 and 2007, included the following components:
	2008	2007
	(In Thousands)

Service cost - benefits earned during the period	$11,800	$11,105
Interest cost on APBO	17,824	15,869
Expected return on assets	(7,027)	(6,358)
Amortization of transition obligation	957	958
Amortization of prior service cost	(4,104)	(3,959)
Amortization of loss	3,890	4,743
Net other postretirement benefit cost	$23,340	$22,358

Entergy's other postretirement benefit cost, including amounts capitalized, for the nine months ended September 30, 2008 and 2007, included the following components:

	2008	2007
	(In Thousands)

Service cost - benefits earned during the period	$35,400	$33,032
Interest cost on APBO	53,472	47,363
Expected return on assets	(21,081)	(18,943)
Amortization of transition obligation	2,871	2,874
Amortization of prior service cost	(12,312)	(11,877)
Amortization of loss	11,670	14,230
Net other postretirement benefit cost	$70,020	$66,679

The Registrant Subsidiaries' other postretirement benefit cost, including amounts capitalized, for the third quarters of 2008 and 2007, included the following components:
		Entergy
	Entergy	Gulf States	Entergy	Entergy	Entergy	Entergy	System
2008	Arkansas	Louisiana	Louisiana	Mississippi	New Orleans	Texas	Energy
	(In Thousands)
Service cost - benefits earned
during the period	$1,706	$1,251	$1,099	$514	$295	$606	$513
Interest cost on APBO	3,443	1,917	2,187	1,141	953	1,440	531
Expected return on assets	(2,492)	-	-	(905)	(789)	(1,885)	(511)
Amortization of transition
obligation	205	84	96	88	415	66	2
Amortization of prior service
cost	(197)	146	117	(62)	90	72	(283)
Amortization of loss	1,440	494	677	534	291	357	177
Net other postretirement benefit cost	$4,105	$3,892	$4,176	$1,310	$1,255	$656	$429

		Entergy
	Entergy	Gulf States	Entergy	Entergy	Entergy	Entergy	System
2007	Arkansas	Louisiana	Louisiana	Mississippi	New Orleans	Texas	Energy
	(In Thousands)
Service cost - benefits earned
during the period	$1,525	$1,547	$973	$476	$255	$500	$451
Interest cost on APBO	3,037	2,876	1,941	1,049	870	1,260	433
Expected return on assets	(2,231)	(1,697)	-	(819)	(682)	(1,697)	(470)
Amortization of transition
obligation	205	151	96	88	416	67	2
Amortization of prior service
cost	(197)	218	117	(62)	90	72	(283)
Amortization of loss	1,500	793	764	613	282	349	149
Net other postretirement benefit cost	$3,839	$3,888	$3,891	$1,345	$1,231	$551	$282

The Registrant Subsidiaries' other postretirement benefit cost, including amounts capitalized, for the nine months ended September 30, 2008 and 2007, included the following components:
		Entergy
	Entergy	Gulf States	Entergy	Entergy	Entergy	Entergy	System
2008	Arkansas	Louisiana	Louisiana	Mississippi	New Orleans	Texas	Energy
	(In Thousands)
Service cost - benefits earned
during the period	$5,118	$3,753	$3,297	$1,542	$885	$1,818	$1,539
Interest cost on APBO	10,329	5,751	6,561	3,423	2,859	4,320	1,593
Expected return on assets	(7,476)	-	-	(2,715)	(2,367)	(5,655)	(1,533)
Amortization of transition
obligation	615	252	288	264	1,245	198	6
Amortization of prior service
cost	(591)	438	351	(186)	270	216	(849)
Amortization of loss	4,320	1,482	2,031	1,602	873	1,071	531
Net other postretirement benefit cost	$12,315	$11,676	$12,528	$3,930	$3,765	$1,968	$1,287

		Entergy
	Entergy	Gulf States	Entergy	Entergy	Entergy	Entergy	System
2007	Arkansas	Louisiana	Louisiana	Mississippi	New Orleans	Texas	Energy
	(In Thousands)
Service cost - benefits earned
during the period	$4,575	$4,641	$2,919	$1,428	$765	$1,500	$1,353
Interest cost on APBO	9,111	8,628	5,823	3,147	2,610	3,780	1,299
Expected return on assets	(6,693)	(5,091)	-	(2,457)	(2,046)	(5,091)	(1,410)
Amortization of transition
obligation	615	453	288	264	1,248	201	6
Amortization of prior service
cost	(591)	654	351	(186)	270	216	(849)
Amortization of loss	4,500	2,379	2,292	1,839	846	1,047	447
Net other postretirement benefit cost	$11,517	$11,664	$11,673	$4,035	$3,693	$1,653	$846

Employer Contributions

As of the end of October 2008, Entergy had contributed $288 million to its pension plans. Entergy does not anticipate making additional contributions to its qualified pension plans in 2008.

The Registrant Subsidiaries had contributed the following to qualified pension plans through October 2008 and do not anticipate additional contributions in 2008:

		Entergy
	Entergy	Gulf States	Entergy	Entergy	Entergy	Entergy	System
	Arkansas	Louisiana	Louisiana	Mississippi	New Orleans	Texas	Energy
	(In Thousands)
Pension contributions made through October 2008	$38,866	$34,260	$ 53	$11,688	$ -	$18,882	$5,812

Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Medicare Act)

Based on actuarial analysis, the estimated effect of future Medicare subsidies reduced the December 31, 2007 Accumulated Postretirement Benefit Obligation (APBO) by $182 million, and reduced the third quarter 2008 and 2007 other postretirement benefit cost by $6.2 million and $6.6 million, respectively. It reduced the nine months ended September 30, 2008 and 2007 other postretirement benefit cost by $18.6 million and $19.9 million, respectively. In the third quarter 2008 and the nine months ended September 30, 2008, Entergy received $2.1 million in Medicare subsidies for prescription drug claims.

Based on actuarial analysis, the estimated effect of future Medicare subsidies reduced the December 31, 2007 APBO, the third quarters 2008 and 2007 other postretirement benefit cost and the nine months ended September 30, 2008 and 2007 other postretirement benefit cost for the Registrant Subsidiaries as follows:
		Entergy			Entergy
	Entergy	Gulf States	Entergy	Entergy	New	Entergy	System
	Arkansas	Louisiana	Louisiana	Mississippi	Orleans	Texas	Energy
	(In Thousands)
Reduction in 12/31/2007 APBO	($39,653)	($19,662)	($21,797)	($13,223)	($9,487)	($15,270)	($6,185)
Reduction in third quarter 2008
other postretirement benefit cost	($1,266)	($876)	($706)	($406)	($279)	($263)	($236)
Reduction in third quarter 2007
other postretirement benefit cost	($1,376)	($1,222)	($762)	($438)	($311)	($172)	($246)
Reduction in nine months ended
September 30, 2008 other
postretirement benefit cost	($3,798)	($2,628)	($2,118)	($1,218)	($837)	($789)	($708)
Reduction in nine months ended
September 30, 2007 other
postretirement benefit cost	($4,128)	($3,666)	($2,286)	($1,314)	($933)	($516)	($738)
Medicare subsidies received in the
third quarter 2008 & the nine
months ended September 30, 2008	$495	$291	$316	$169	$188	$229	$41

For further information on the Medicare Act refer to Note 11 to the financial statements in the Form 10-K.

NOTE 7. BUSINESS SEGMENT INFORMATION

Entergy Corporation

Entergy's reportable segments as of September 30, 2008 are Utility and Non-Utility Nuclear. Utility generates, transmits, distributes, and sells electric power in portions of Arkansas, Louisiana, Mississippi, and Texas, and provides natural gas utility service in portions of Louisiana. Non-Utility Nuclear owns and operates six nuclear power plants and is primarily focused on selling electric power produced by those plants to wholesale customers. "All Other" includes the parent company, Entergy Corporation, and other business activity, including the non-nuclear wholesale assets business and earnings on the proceeds of sales of previously-owned businesses.

Entergy's segment financial information for the third quarters of 2008 and 2007 is as follows:

	Utility	Non-Utility Nuclear*	All Other*	Eliminations	Consolidated
	(In Thousands)
2008
Operating Revenues	$3,251,796	$654,432	$64,125	($6,469)	$3,963,884
Equity in earnings of
unconsolidated equity affiliates	$-	$-	$1,459	$-	$1,459
Income Taxes (Benefit)	$155,392	$93,552	($80,705)	$-	$168,239
Net Income	$257,812	$205,324	$7,153	$-	$470,289

2007
Operating Revenues	$2,677,291	$554,128	$64,460	($6,792)	$3,289,087
Equity in earnings of
unconsolidated equity affiliates	$-	$-	$1,432	$-	$1,432
Income Taxes (Benefit)	$189,062	$61,863	($20,085)	$-	$230,840
Net Income (Loss)	$333,098	$160,913	($32,852)	$-	$461,159

Entergy's segment financial information for the nine months ended September 30, 2008 and 2007 is as follows:

	Utility	Non-Utility Nuclear*	All Other*	Eliminations	Consolidated
	(In Thousands)
2008
Operating Revenues	$7,967,429	$1,944,647	$201,014	($20,202)	$10,092,888
Equity in earnings (loss) of
unconsolidated equity affiliates	$-	$-	($2,042)	$-	($2,042)
Income Taxes (Benefit)	$352,057	$302,427	($110,228)	$-	$544,256
Net Income (Loss)	$534,672	$570,637	($55,317)	$-	$1,049,992
Total Assets	$28,200,131	$7,672,826	$1,881,122	($1,296,115)	$36,457,964

2007
Operating Revenues	$7,112,945	$1,483,900	$175,326	($19,673)	$8,752,498
Equity in earnings (loss) of
unconsolidated equity affiliates	($1)	$-	$3,534	$-	$3,533
Income Taxes (Benefit)	$368,215	$210,527	($95,385)	$-	$483,357
Net Income (Loss)	$585,741	$397,808	($42,593)	$-	$940,956
Total Assets	$26,472,335	$6,863,007	$1,931,799	($1,508,624)	$33,758,517

Businesses marked with * are sometimes referred to as the "competitive businesses," with the exception of the parent company, Entergy Corporation. Eliminations are primarily intersegment activity. Almost all of Entergy's goodwill is related to the Utility segment.

Registrant Subsidiaries

Each of the Registrant Subsidiaries have one reportable segment, which is an integrated utility business, except for System Energy, which is an electricity generation business. Each of the Registrant Subsidiaries' operations is managed on an integrated basis by that company because of the substantial effect of cost-based rates and regulatory oversight on their business processes, cost structures, and operating results.

NOTE 8. ACQUISITIONS

Ouachita (Entergy Arkansas)

In September 2008, Entergy Arkansas purchased the Ouachita Plant, a 789 MW three-train gas-fired combined cycle generating turbine (CCGT) electric power plant located 20 miles south of the Arkansas state line near Sterlington, Louisiana, for approximately $210 million from a subsidiary of Cogentrix Energy, Inc. Entergy Arkansas received the plant, materials and supplies, SO2 emission allowances, and related real estate in the transaction. The FERC and the APSC approved the acquisition. The APSC also approved the recovery of the acquisition and ownership costs through a rate rider and the planned sale of one-third of the capacity and energy to Entergy Gulf States Louisiana.

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

Fair Values

See Note 16 to the financial statements in the Form 10-K for a discussion of Entergy's and the Registrant Subsidiaries' exposure to market and commodity risks. See Note 17 to the financial statements in the Form 10-K for a discussion of Entergy's and the Registrant Subsidiaries' decommissioning trust funds.

Effective January 1, 2008, Entergy and the Registrant Subsidiaries adopted Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" (SFAS 157), which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 generally does not require any new fair value measurements. However, in some cases, the application of SFAS 157 in the future may change Entergy's and the Registrant Subsidiaries' practice for measuring and disclosing fair values under other accounting pronouncements that require or permit fair value measurements.

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
  Level 1 - Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the entity has the ability to access at the measurement date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of individually owned common stocks, cash equivalents, debt instruments, and gas hedge contracts.
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

  Level 3 - Level 3 inputs are pricing inputs that are generally less observable or unobservable from objective sources. These inputs are used with internally developed methodologies to produce management's best estimate of fair value for the asset or liability. Level 3 consists primarily of derivative power contracts used as cash flow hedges of power sales at unregulated power plants.

The values for the cash flow hedges that are recorded as derivative contract assets or liabilities are based on both observable inputs including public market prices and unobservable inputs such as model-generated prices for longer-term markets and are classified as Level 3 assets and liabilities. The amounts reflected as the fair value of derivative assets or liabilities are based on the estimated amount that the contracts are in-the-money at the balance sheet date (treated as an asset) or out-of-the-money at the balance sheet date (treated as a liability) and would equal the estimated amount receivable from or payable to Entergy if the contracts were settled at that date. These derivative contracts include cash flow hedges that swap fixed for floating cash flows for sales of the output from Entergy's Non-Utility Nuclear business. The fair values are based on the mark-to-market comparison between the fixed contract prices and the floating prices determined each period from a combination of quoted forward power market prices for the period for which such curves are available, and model-generated prices using quoted forward gas market curves and estimates regarding heat rates to convert gas to power and the costs associated with the transportation of the power from the plants' bus bar to the contract's point of delivery, generally a power market hub, for the period thereafter. The difference between the fixed price in the swap contract and these market-related prices multiplied by the volume specified in the contract and discounted at the counterparties' credit adjusted risk free rate are recorded as derivative contract assets or liabilities. Included in the $52 million net liability at September 30, 2008 are approximately $30 million of in-the-money contracts with counterparties who are currently all investment grade.

The following table sets forth, by level within the fair value hierarchy established by SFAS 157, Entergy's assets and liabilities that are accounted for at fair value on a recurring basis as of September 30, 2008. The assessment of the significance of a particular input to a fair value measurement requires judgment and may affect their placement within the fair value hierarchy levels.

	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$2,424	$-	$-	$2,424
Decommissioning trust funds	532	2,471	-	3,003
Securitization recovery trust account	21	-	-	21
Other investments	262	-	-	262
	$3,239	$2,471	$-	$5,710

Liabilities:
Gas hedge contracts	$61	$-	$-	$61
Power contracts	-	-	52	52
	$61	$-	$52	$113

The following table sets forth a reconciliation of changes in the liabilities for the fair value of derivatives classified as level 3 in the SFAS 157 fair value hierarchy (in millions):

	Third Quarter 2008	Nine Months Ended September 30, 2008

Balance as of beginning of period	$734	$12

Price changes	(638)	39
Originated	(6)	70
Settlements	(38)	(69)

Balance as of September 30, 2008	$52	$52

The following table sets forth, by level within the fair value hierarchy established by SFAS 157, the Registrant Subsidaries' assets and liabilities that are accounted for at fair value on a recurring basis as of September 30, 2008. The assessment of the significance of a particular input to a fair value measurement requires judgment and may affect its placement within the fair value hierarchy levels.

	Level 1	Level 2	Level 3	Total
	(In Millions)
Entergy Arkansas:
Assets:
Decommissioning trust funds	$22.4	$398.1	$-	$420.5

Entergy Gulf States Louisiana:
Assets:
Temporary cash investments	$124.0	$-	$-	$124.0
Decommissioning trust funds	17.6	312.3	-	329.9
Other investments	85.3	-	-	85.3
	$226.9	$312.3	$-	$539.2

Liabilities:
Gas hedge contracts	$17.9	$-	$-	$17.9
59
Entergy Louisiana:
Assets:
Temporary cash investments	$186.1	$-	$-	$186.1
Decommissioning trust funds	47.8	152.0	-	199.8
Other investments	134.4	-	-	134.4
	$368.3	$152.0	$-	$520.3

Liabilities:
Gas hedge contracts	$24.7	$-	$-	$24.7

Entergy Mississippi:
Assets:
Other investments	$31.5	$-	$-	$31.5

Liabilities:
Gas hedge contracts	$12.3	$-	$-	$12.3

Entergy New Orleans:
Assets:
Other investments	$10.9	$-	$-	$10.9

Liabilities:
Gas hedge contracts	$5.7	$-	$-	$5.7

Entergy Texas:
Assets:
Securitization recovery trust account	$21.4	$-	$-	$21.4

System Energy:
Assets:
Temporary cash investments	$135.8	$-	$-	$135.8
Decommissioning trust funds	62.9	229.2	-	292.1
	$198.7	$229.2	$-	$427.9

Other Than Temporary Impairment

Non-Utility Nuclear recorded a $3.7 million charge in the first quarter 2008, a $24.4 million charge in the second quarter 2008, and a $7.1 million charge in the third quarter 2008, all to interest income, resulting from the recognition of the other than temporary impairment of certain securities held in its decommissioning trust funds.

NOTE 10. INCOME TAXES

Income Tax Audits and Litigation

In 2003, Entergy implemented an accounting method change regarding the capitalization of certain indirect production costs. Entergy's deductions related to the simplified service cost method totaled $601 million over the two year period 2003 and 2004. In 2005 the IRS issued new regulations that precluded the use of this method. The likely impact of the new regulations is to increase taxable income by $361 million for 2005 and $240 million for 2006. Because Entergy has a consolidated net operating loss carryover into these years, there was no cash tax impact from this law change, and it will not have a material effect on the Registrant Subsidiaries' net income. Of the total $601 million increase to taxable income, the taxable income of the Registrant Subsidiaries will increase as follows: Entergy Arkansas, $173 million; Entergy Gulf States Louisiana, $200 million, of which Entergy Texas is accountable for $104 million in accordance with the jurisdictional separation plan; Entergy Louisiana, $15 million; Entergy Mississippi, $89 million; Entergy New Orleans, $15 million; and System Energy, $20 million.

NOTE 11. ENTERGY GULF STATES LOUISIANA AND ENTERGY TEXAS BASIS OF PRESENTATION

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

As the successor to Entergy Gulf States, Inc. for financial reporting purposes, Entergy Gulf States Louisiana's income statements for the three and nine months ended September 30, 2007 and cash flow statement for the nine months ended September 30, 2007 include the operations of Entergy Texas. Entergy Gulf States Louisiana's income statements for the three and nine months ended September 30, 2008, cash flow statement for the nine months ended September 30, 2008, and balance sheets as of December 31, 2007 and September 30, 2008 reflect the effects of the separation of the Texas business.

Because the jurisdictional separation was a transaction involving entities under common control, Entergy Texas recognized the assets and liabilities allocated to it at their carrying amounts in the accounts of Entergy Gulf States, Inc. at the time of the jurisdictional separation. Entergy Texas' financial statements herein report results of operations for 2007 as though the jurisdictional separation had occurred at the beginning of 2007.

NOTE 12. NEW ACCOUNTING PRONOUNCEMENTS

In March 2008 the FASB issued Statement of Financial Accounting Standards No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" (SFAS 161), which requires enhanced disclosures about an entity's derivative and hedging activities. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

__________________________________

In the opinion of the management of Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals and reclassification of previously reported amounts to conform to current classifications) necessary for a fair statement of the results for the interim periods presented. The business of the Registrant Subsidiaries is subject to seasonal fluctuations, however, with the peak periods occurring during the third quarter. The results for the interim periods presented should not be used as a basis for estimating results of operations for a full year.

Part I, Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of September 30, 2008, evaluations were performed under the supervision and with the participation of Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy (individually "Registrant" and collectively the "Registrants") management, including their respective Chief Executive Officers (CEO) and Chief Financial Officers (CFO). The evaluations assessed the effectiveness of the Registrants' disclosure controls and procedures. Based on the evaluations, each CEO and CFO has concluded that, as to the Registrant or Registrants for which they serve as CEO or CFO, the Registrant's or Registrants' disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms; and that the Registrant's or Registrants' disclosure controls and procedures are also effective in reasonably assuring that such information is accumulated and communicated to the Registrant's or Registrants' management, including their respective CEOs and CFOs, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

Under the supervision and with the participation of the Registrants' management, including their respective CEOs and CFOs, the Registrants evaluated changes in internal control over financial reporting that occurred during the quarter ended September 30, 2008 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

ENTERGY ARKANSAS, INC.

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Third Quarter 2008 Compared to Third Quarter 2007

Net income decreased $33.4 million primarily due to lower net revenue, higher other operation and maintenance expenses, higher taxes other than income taxes, and a higher effective income tax rate.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Net income decreased $42.7 million primarily due to lower net revenue, higher other operation and maintenance expenses, higher taxes other than income taxes, higher depreciation and amortization expenses, lower other income, and a higher effective income tax rate, partially offset by lower interest and other charges.

Net Revenue

Third Quarter 2008 Compared to Third Quarter 2007

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory credits. Following is an analysis of the change in net revenue comparing the third quarter 2008 to the third quarter 2007.
Amount
(In Millions)

2007 net revenue	$356.1
Volume/weather	(21.9)
Purchased power capacity	(7.0)
Other	3.4
2008 net revenue	$330.6

The volume/weather variance is primarily due to the effect of less favorable weather during the billed and unbilled sales periods compared to the same period in 2007. Billed electricity usage decreased 257 GWh in all sectors.

The purchased power capacity variance is primarily due to higher purchased power capacity charges, including the Ouachita interim tolling agreement and higher reserve equalization expenses. The Ouachita acquisition is discussed in Note 2 to the financial statements in the Form 10-K and herein.

Gross operating revenues and fuel and purchased power expenses

Gross operating revenues increased primarily due to:

  an increase of $50.5 million in fuel cost recovery revenues due to changes in the energy cost recovery rider effective April 2008 and September 2008. The energy cost recovery rider filings are discussed in Note 2 to the financial statements; and
  an increase of $49.9 million in gross wholesale revenue due to an increase in the average price of energy available for resale sales and an increase in sales to affiliated customers.

The increase was partially offset by a decrease of $21.9 million related to volume/weather, as discussed above.

Fuel and purchased power expenses increased primarily due to an increase of $49.9 million in deferred fuel expense related to higher energy cost recovery rates effective April 2008 and September 2008, as discussed above and an increase in the average market price of purchased power.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory credits. Following is an analysis of the change in net revenue comparing the nine months ended September 30, 2008 to the nine months ended September 30, 2007.
Amount
(In Millions)

2007 net revenue	$877.0
Volume/weather	(22.9)
Purchased power capacity	(8.3)
Net wholesale revenue	4.4
Other	8.5
2008 net revenue	$858.7

The volume/weather variance is primarily due to the effect of less favorable weather during the billed and unbilled sales periods compared to 2007. Billed electricity usage decreased 140 GWh in all sectors.

The purchased power capacity variance is primarily due to higher purchased power capacity charges, including the Ouachita interim tolling agreement. The Ouachita acquisition is discussed in Note 2 to the financial statements in the Form 10-K and herein.

The net wholesale revenue variance is primarily due to improved results from wholesale contracts.

Gross operating revenues, fuel and purchased power expenses, and other regulatory credits

Gross operating revenues increased primarily due to:

  an increase of $120.6 million in gross wholesale revenue due to an increase in the average price of energy available for resale sales and an increase in sales to affiliated customers; and
  an increase of $107 million in production cost allocation rider revenues which became effective in July 2007 as a result of the System Agreement proceedings. As a result of the System Agreement proceedings, Entergy Arkansas also has a corresponding increase in deferred fuel expense for payments to other Entergy system companies such that there is no effect on net income. Entergy Arkansas made payments based on the 2006 test year over a seven-month period in 2007 but collections from customers occurred over a twelve-month period. The production cost allocation rider and System Agreement proceedings are discussed in Note 2 to the financial statements in the Form 10-K.

The increase was partially offset by a decrease of $22.9 million related to volume/weather, as discussed above.

Fuel and purchased power expenses increased primarily due to an increase of $107 million in deferred System Agreement payments, as discussed above and increases in the average market prices of natural gas and purchased power, partially offset by a decrease in deferred fuel expense due to a lower energy cost recovery rate.

Other regulatory credits decreased primarily due to increased recovery of Grand Gulf costs due higher rates.

Other Income Statement Variances

Third Quarter 2008 Compared to Third Quarter 2007

Other operation and maintenance expenses increased primarily due to an increase of $18 million in storm damage charges as a result of Hurricane Gustav and Hurricane Ike hitting Entergy Arkansas' service territory in September 2008. Entergy Arkansas discontinued regulatory storm reserve accounting beginning July 2007 as a result of the APSC order issued in Entergy Arkansas' rate case. As a result, non-capital storm expenses are charged to other operation and maintenance expenses. The increase was partially offset by a decrease of $4.0 million in payroll-related costs and lower fossil maintenance expenses of $3.3 million compared to 2007.

Taxes other than income taxes increased primarily due to a tax contingency recorded for sales and use tax audits and an increase in local franchise taxes as a result of higher residential and commercial revenue.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Other operation and maintenance expenses increased primarily due to an increase in storm damage charges of $38.1 million as a result of Hurricane Gustav and Hurricane Ike hitting Energy Arkansas's service territory in the third quarter 2008 and several storms hitting Entergy Arkansas' service territory in the first quarter 2008. Entergy Arkansas discontinued regulatory storm reserve accounting beginning July 2007 as a result of the APSC order issued in Entergy Arkansas' rate case. As a result, non-capital storm expenses are charged to other operation and maintenance expenses. The increase was partially offset by a reimbursement of $7 million of costs in connection with a litigation settlement and a decrease of $5.1 million in payroll-related costs compared to 2007.

Taxes other than income taxes increased primarily due to an increase in local franchise taxes as a result of higher residential and commercial revenue and an increase in ad valorem taxes due to a higher millage rate and a higher 2008 assessment.

Depreciation and amortization expenses increased primarily due to an increase in plant in service.

Other income decreased primarily due to a revision in 2007 to the allowance for equity funds used during construction related to removal costs.

Interest and other charges decreased primarily due to interest expense of $6.5 million recorded on advances from independent power producers in 2007 per a FERC order.

Income Taxes

The effective income tax rate was 44.3% for the third quarter of 2008 and 44.8% for the nine months ended September 30, 2008. The difference in the effective income tax rates for the third quarter 2008 and the nine months ended September 30, 2008 versus the federal statutory rate of 35.0% is primarily due to book and tax differences related to utility plant items and state income taxes.

The effective income tax rate was 34.9% for the third quarter of 2007 and 37.7% for the nine months ended September 30, 2007. The difference in the effective income tax rate for the nine months ended September 30, 2007 versus the federal statutory rate of 35.0% is primarily due to book and tax differences related to utility plant items and state income taxes.

Liquidity and Capital Resources

Cash Flow

Cash flows for the nine months ended September 30, 2008 and 2007 were as follows:

	2008	2007
	(In Thousands)

Cash and cash equivalents at beginning of period	$212	$34,815

Cash flow provided by (used in):
Operating activities	255,136	262,234
Investing activities	(466,585)	(196,893)
Financing activities	213,811	(96,831)
Net increase (decrease) in cash and cash equivalents	2,362	(31,490)

Cash and cash equivalents at end of period	$2,574	$3,325

Investing Activities

Net cash flow used in investing activities increased $269.7 million for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 primarily due to:

  the purchase of the Ouachita plant for $210 million in September 2008;
  an increase in fossil plant expenditures resulting from a coal plant equipment purchase in 2008; and
  an increase in distribution and transmission construction expenditures in 2008 due to Hurricane Gustav and Hurricane Ike, as well as several storms hitting Entergy Arkansas' service territory in the first quarter of 2008.

Financing Activities

Financing activities provided $213.8 million of cash for the nine months ended September 30, 2008 compared to using $96.8 million of cash for the nine months ended September 30, 2007 primarily due to the issuance of $300 million of 5.4% Series First Mortgage Bonds in July 2008 and a decrease of $174.7 million in common stock dividends paid in 2008, partially offset by money pool activity and borrowings of $60 million on a credit facility in 2007.

Decreases in Entergy Arkansas' payable to the money pool are a use of cash flow, and Entergy Arkansas' payable to the money pool decreased by $72.1 million for the nine months ended September 30, 2008 compared to increasing by $29.9 million for the nine months ended September 30, 2007. The money pool is an inter-company borrowing arrangement designed to reduce Entergy's subsidiaries' need for external short-term borrowings.

Capital Structure

Entergy Arkansas' capitalization is balanced between equity and debt, as shown in the following table. The increase in the debt to capital ratio for Entergy Arkansas as of September 30, 2008 is primarily due to the issuance of $300 million of 5.4% Series First Mortgage Bonds in July 2008.

	September 30, 2008	December 31, 2007

Net debt to net capital	52.3%	49.0%
Effect of subtracting cash from debt	0.1%	0.0%
Debt to capital	52.4%	49.0%

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

The planned construction and other capital investments disclosure in the Form 10-K includes approximately $24 million for initial spending during the 2008-2010 period on installation of scrubbers and low NOx burners at Entergy Arkansas' White Bluff coal plant, which under current environmental regulations must be operational by September 2013. The project remains in the planning stages and has not been fully designed, but the latest conceptual cost estimate has gone up significantly from previous estimates due to increases in equipment, commodity, and labor costs. These estimates indicate that Entergy Arkansas' share of the project could cost approximately $630 million compared to the $375 million reported in the Form 10-K. Entergy Arkansas continues to review potential environmental spending needs and financing alternatives for any such spending, and future spending estimates could change based on the results of this continuing analysis.

In July 2008, Entergy Arkansas issued $300 million of 5.4% Series First Mortgage Bonds due August 2013. Entergy Arkansas used a portion of the net proceeds to fund the purchase of the Ouachita power plant on September 30, 2008, and the remaining net proceeds will be used to fund improvements relating to the Ouachita power plant and for general corporate purposes. Prior to their application, the remaining net proceeds will be used for working capital purposes, including repayment of short-term debt, and may be invested in temporary cash investments or the Entergy System money pool.

In April 2008, Entergy Arkansas renewed its $100 million credit facility through April 2009. No borrowings were outstanding under the credit facility as of September 30, 2008.

Entergy Arkansas' receivables from or (payables to) the money pool were as follows:

September 30, 2008	December 31, 2007	September 30, 2007	December 31, 2006
(In Thousands)

($5,747)	($77,882)	($29,924)	$16,109

In May 2007, $1.8 million of Entergy Arkansas' receivable from the money pool was replaced by a note receivable from Entergy New Orleans. See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Significant Factors, Known Trends, and Uncertainties

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends" in the Form 10-K for a discussion of state and local rate regulation, federal regulation, the Energy Policy Act of 2005, utility restructuring, nuclear matters, and environmental risks. Following are updates to the information provided in the Form 10-K.

State and Local Rate Regulation

Retail Rates

See the Form 10-K for a discussion of the proceedings in Entergy Arkansas' August 2006 request for a change in base rates. Oral argument on Entergy Arkansas' appeal to the Arkansas Court of Appeals has been scheduled for November 19, 2008.

Ouachita Acquisition

Entergy Arkansas filed with the APSC in September 2007 for its approval of the Ouachita plant acquisition, including full cost recovery.  The APSC Staff and the Arkansas attorney general supported Entergy Arkansas' acquisition of the plant, but oppose the sale of one-third of the capacity and energy to Entergy Gulf States Louisiana.  The industrial group AEEC opposed Entergy Arkansas' purchase of the plant.  The Arkansas attorney general opposed recovery of the non-fuel costs of the plant through a separate rider, while the APSC Staff recommended revisions to the rider. In December 2007, the APSC issued an order approving recovery through a rider of the capacity costs associated with the interim tolling agreement, which was in effect until the APSC took action on the acquisition of the plant. A hearing before the APSC was held in April 2008 to address Entergy Arkansas' request for acquisition of the plant and concurrent cost recovery. In June 2008 the APSC approved Entergy Arkansas' acquisition of the Ouachita plant and approved recovery of the acquisition and ownership costs through a rate rider. The APSC also approved the planned sale of one-third of the capacity and energy to Entergy Gulf States Louisiana. The Arkansas attorney general, the AEEC, and Entergy Arkansas requests for rehearing of the APSC order were denied. Entergy Arkansas' request for rehearing concerned the 7.61% before-tax return on rate base approved by the APSC, which reflects significant sources of zero-cost capital already reflected in base rates. Entergy Arkansas had requested a 10.87% before-tax return on rate base reflecting the cost of the debt and equity capital resources available to finance the Ouachita plant acquisition.

On March 18, 2008 the Arkansas attorney general and the AEEC filed a notice of appeal of the December 2007 APSC order that approved recovery through a rider of the capacity costs associated with the interim tolling agreement. This order also rejected various annual earnings review proposals. The Arkansas attorney general and the AEEC filed their appeal briefs in October 2008, and the appellees' briefs, including Entergy Arkansas', are due November 12, 2008.

In August 2008 the AEEC also filed a complaint at the FERC seeking a review by the FERC of "Entergy Corporation's efforts" to acquire the Ouachita plant, alleging that the acquisition violates the System Agreement and the Federal Power Act and that the plant should be an "[Entergy Arkansas] only resource." The AEEC complaint also states that it seeks clarity on whether Entergy Arkansas' termination of its participation in the System Agreement will affect Entergy Arkansas' rights to the Ouachita facility. The APSC, LPSC, MPSC, and City Council have intervened in the proceeding. Entergy filed in September 2008 its answer to the complaint and asked the FERC to dismiss the proceeding.

Entergy Arkansas purchased the Ouachita plant on September 30, 2008.

Production Cost Allocation Rider

In its June 2007 decision on Entergy Arkansas' August 2006 rate filing, the APSC approved a production cost allocation rider for recovery from customers of the retail portion of the costs allocated to Entergy Arkansas as a result of the System Agreement proceedings, but set a termination date of December 31, 2008 for the rider. In December 2007, the APSC issued a subsequent order stating the production cost allocation rider will remain in effect, and any future termination of the rider will be subject to eighteen months advance notice by the APSC, which would occur following notice and hearing. On March 18, 2008 the Arkansas attorney general and the AEEC filed a notice of appeal of the December 2007 APSC order. The appellants' and appellees' briefs have been filed with the court of appeals.

In June 2008, Entergy Arkansas filed with the APSC its annual redetermination of the production cost allocation rider. The redetermination resulted in a slight increase in the rates beginning with the first billing cycle of July 2008.

Energy Cost Recovery Rider

Entergy Arkansas' retail rates include an energy cost recovery rider. In December 2007, the APSC issued an order stating that Entergy Arkansas' energy cost recovery rider will remain in effect, and any future termination of the rider will be subject to eighteen months advance notice by the APSC, which would occur following notice and hearing. On March 18, 2008 the Arkansas attorney general and the AEEC filed a notice of appeal of the December 2007 APSC order. The appellants' and appellees' briefs have been filed with the court of appeals.

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

In August 2008, as provided for by its energy cost recovery rider, Entergy Arkansas filed with the APSC an interim revision to its energy cost rate. The revised energy cost rate is an increase from $0.01869/kWh to $0.02456/kWh. The increase was caused by the continued increase in natural gas and purchased power prices from the levels used in setting the rate in March 2008. The interim revised energy cost rate went into effect for the first billing cycle of September 2008. In October 2008 the APSC issued an order that requires Entergy Arkansas to file for investigative purposes only monthly updates of its actual and projected over/under-recovery of fuel and purchased power costs. The APSC order also states that the interim revised energy cost rate will remain in effect pending further investigation and order of the APSC, and the APSC reserves the right after notice and hearing to prospectively modify the energy cost rate.

APSC Investigations

See the Form 10-K for a discussion of the APSC's investigation of Entergy Arkansas' energy cost recovery practices. In January 2007, the APSC issued an order in its review of Entergy Arkansas' September 2005 interim rate. The APSC found that Entergy Arkansas failed to maintain an adequate coal inventory level going into the summer of 2005 and that Entergy Arkansas should be responsible for any incremental energy costs resulting from two outages caused by employee and contractor error. The coal plant generation curtailments were caused by railroad delivery problems and Entergy has since resolved litigation with the railroad regarding the delivery problems. The APSC staff was directed to perform an analysis with Entergy Arkansas' assistance to determine the additional fuel and purchased energy costs associated with these findings and file the analysis within 60 days of the order. After a final determination of the costs is made by the APSC, Entergy Arkansas would be directed to refund that amount with interest to its customers as a credit on the energy cost recovery rider. The order also stated that the APSC would address any additional issues regarding the energy cost recovery rider in Entergy Arkansas' rate case filed in August 2006. Entergy Arkansas requested rehearing of the order. In March 2007, in order to allow further consideration by the APSC, the APSC granted Entergy Arkansas' petition for rehearing and for stay of the APSC order. In October 2008, Entergy Arkansas filed a motion to lift the stay and asks for rescission of the APSC's January 2007 order in light of the arguments advanced in Entergy Arkansas' rehearing petition and because the value for the Entergy Arkansas' customers obtained through the resolved railroad litigation is significantly greater than the incremental cost of actions identified by the APSC as imprudent. The APSC staff, the AEEC, and the Arkansas attorney general support the lifting of the stay but request additional proceedings. The APSC staff submitted a proposed procedural schedule that calls for a hearing in April 2009.

Storm Cost Recovery in Arkansas

In June 2008, together with other Arkansas utilities, Entergy Arkansas filed a joint application for approval of storm cost recovery accounting and a storm damage rider. To enable recovery of 2008 storm cost expenditures through the rider and storm reserve accounting, the applicants requested that the APSC establish a procedural schedule that would allow resolution of this proceeding no later than December 15, 2008. In light of a separate docket established by the APSC in September 2008 to consider "innovative approaches to utility regulation," including approaches to address "recovery of extraordinary storm damage restoration expenses," the utilities withdrew their joint application in October 2008.

The utilities noted in their withdrawal that the new APSC docket is unlikely to be concluded in 2008, and Entergy Arkansas has experienced extraordinary storm costs in 2008 and requires APSC action to address their effects. Therefore, on October 15, 2008, Entergy Arkansas filed a petition for an accounting order authorizing a regulatory asset and storm damage rider.  In the petition, Entergy Arkansas requests the deferral of $26 million in a regulatory asset that represents extraordinary storm restoration costs for the year 2008 that are in excess of the $14.4 million included in base rates. The regulatory asset would be recovered through a surcharge over a 12-month period beginning in January 2009. A public hearing has been set for December 5, 2008 to consider the petition.

Federal Regulation

See "System Agreement Proceedings" and "Independent Coordinator of Transmission" in the "Significant Factors and Known Trends" section of Entergy Corporation and Subsidiaries Management's Financial Discussion and Analysis for updates to the discussion in the Form 10-K.

Critical Accounting Estimates

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy Arkansas' accounting for nuclear decommissioning costs, unbilled revenue, and qualified pension and other postretirement benefits, and see Entergy Corporation and Subsidiaries "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in this Form 10-Q for an update to the discussion regarding qualified pension and other postretirement benefits.

New Accounting Pronouncements

See "New Accounting Pronouncements" section of Entergy Corporation and Subsidiaries Management's Financial Discussion and Analysis for a discussion of new accounting pronouncements.

ENTERGY ARKANSAS, INC.
INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2008 and 2007
(Unaudited)

	Three Months Ended		Nine Months Ended
	2008	2007	2008	2007
	(In Thousands)		(In Thousands)

OPERATING REVENUES
Electric	$711,835	$624,664	$1,791,671	$1,561,428

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	49,268	(6,674)	216,533	114,173
Purchased power	336,048	277,627	725,890	587,122
Nuclear refueling outage expenses	7,438	7,137	21,655	21,410
Other operation and maintenance	119,207	111,723	342,878	326,781
Decommissioning	8,843	8,271	26,091	24,405
Taxes other than income taxes	27,106	23,011	65,325	59,245
Depreciation and amortization	59,716	57,278	176,020	170,107
Other regulatory credits - net	(4,084)	(2,405)	(9,477)	(16,896)
TOTAL	603,542	475,968	1,564,915	1,286,347

OPERATING INCOME	108,293	148,696	226,756	275,081

OTHER INCOME
Allowance for equity funds used during construction	1,583	1,794	4,924	9,191
Interest and dividend income	3,377	3,687	14,180	15,420
Miscellaneous - net	(492)	(594)	(2,226)	(2,400)
TOTAL	4,468	4,887	16,878	22,211

INTEREST AND OTHER CHARGES
Interest on long-term debt	21,340	19,325	58,175	58,456
Other interest - net	2,122	6,396	5,968	13,211
Allowance for borrowed funds used during construction	(882)	(748)	(2,482)	(4,261)
TOTAL	22,580	24,973	61,661	67,406

INCOME BEFORE INCOME TAXES	90,181	128,610	181,973	229,886

Income taxes	39,908	44,909	81,460	86,709

NET INCOME	50,273	83,701	100,513	143,177

Preferred dividend requirements and other	1,718	1,718	5,155	5,155

EARNINGS APPLICABLE TO
COMMON STOCK	$48,555	$81,983	$95,358	$138,022

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY ARKANSAS, INC.
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2008 and 2007
(Unaudited)

	2008	2007
	(In Thousands)

OPERATING ACTIVITIES
Net income	$100,513	$143,177
Adjustments to reconcile net income to net cash flow provided by operating activities:
Reserve for regulatory adjustments	(2,167)	(18,607)
Other regulatory credits - net	(9,477)	(16,896)
Depreciation, amortization, and decommissioning	202,111	194,512
Deferred income taxes, investment tax credits, and non-current taxes accrued	66,291	2,770
Changes in working capital:
Receivables	30,045	(20,717)
Fuel inventory	(7,917)	3,555
Accounts payable	(231,263)	83,139
Taxes accrued	-	(37,161)
Interest accrued	7,161	1,339
Deferred fuel costs	4,253	(68,021)
Other working capital accounts	140,572	(135,837)
Provision for estimated losses and reserves	534	(183)
Changes in other regulatory assets	26,396	26,956
Other	(71,916)	104,208
Net cash flow provided by operating activities	255,136	262,234

INVESTING ACTIVITIES
Construction expenditures	(251,917)	(212,835)
Allowance for equity funds used during construction	4,924	9,191
Nuclear fuel purchases	(94,489)	(40,353)
Proceeds from sale/leaseback of nuclear fuel	94,489	42,220
Payment for purchase of plant	(210,029)	-
Proceeds from nuclear decommissioning trust fund sales	137,509	59,155
Investment in nuclear decommissioning trust funds	(147,072)	(68,569)
Change in money pool receivable - net	-	14,298
Net cash flow used in investing activities	(466,585)	(196,893)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	298,001	-
Change in credit borrowing - net	-	60,000
Change in money pool payable - net	(72,135)	29,924
Dividends paid:
Common stock	(6,900)	(181,600)
Preferred stock	(5,155)	(5,155)
Net cash flow provided by (used in) financing activities	213,811	(96,831)

Net increase (decrease) in cash and cash equivalents	2,362	(31,490)

Cash and cash equivalents at beginning of period	212	34,815

Cash and cash equivalents at end of period	$2,574	$3,325

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$50,315	$60,050
Income taxes	$36,174	$25,795

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC.
BALANCE SHEETS
ASSETS
September 30, 2008 and December 31, 2007
(Unaudited)

	2008	2007
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents	$2,574	$212
Accounts receivable:
Customer	137,378	85,414
Allowance for doubtful accounts	(16,152)	(16,649)
Associated companies	48,606	75,756
Other	61,254	124,111
Accrued unbilled revenues	75,741	68,240
Total accounts receivable	306,827	336,872
Deferred fuel costs	110,510	114,763
Accumulated deferred income taxes	35,168	-
Fuel inventory - at average cost	28,422	20,505
Materials and supplies - at average cost	113,926	106,165
Deferred nuclear refueling outage costs	21,296	17,623
System agreement cost equalization	108,048	268,000
Prepayments and other	34,998	16,511
TOTAL	761,769	880,651

OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity	11,203	11,203
Decommissioning trust funds	420,536	466,348
Non-utility property - at cost (less accumulated depreciation)	1,440	1,442
Other	5,391	5,391
TOTAL	438,570	484,384

UTILITY PLANT
Electric	7,210,393	6,792,825
Property under capital lease	1,444	2,436
Construction work in progress	140,761	146,651
Nuclear fuel under capital lease	127,815	124,585
Nuclear fuel	13,763	19,548
TOTAL UTILITY PLANT	7,494,176	7,086,045
Less - accumulated depreciation and amortization	3,229,868	3,112,896
UTILITY PLANT - NET	4,264,308	3,973,149

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
SFAS 109 regulatory asset - net	91,333	93,557
Other regulatory assets	520,909	534,937
Other	32,904	33,128
TOTAL	645,146	661,622

TOTAL ASSETS	$6,109,793	$5,999,806

See Notes to Financial Statements.

74

ENTERGY ARKANSAS, INC.
BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY
September 30, 2008 and December 31, 2007
(Unaudited)

	2008	2007
	(In Thousands)

CURRENT LIABILITIES
Accounts payable:
Associated companies	$145,234	$486,201
Other	138,719	100,246
Customer deposits	60,825	57,751
Accumulated deferred income taxes	-	26,964
Interest accrued	24,608	17,447
Obligations under capital leases	48,786	49,738
Other	18,357	10,890
TOTAL	436,529	749,237

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,453,111	1,330,324
Accumulated deferred investment tax credits	52,874	55,854
Obligations under capital leases	80,474	77,283
Other regulatory liabilities	62,134	117,510
Decommissioning	531,717	505,626
Accumulated provisions	14,948	14,414
Pension and other postretirement liabilities	224,694	260,381
Long-term debt	1,617,632	1,314,525
Other	46,392	73,739
TOTAL	4,083,976	3,749,656

Commitments and Contingencies

SHAREHOLDERS' EQUITY
Preferred stock without sinking fund	116,350	116,350
Common stock, $0.01 par value, authorized 325,000,000
shares; issued and outstanding 46,980,196 shares in 2008
and 2007	470	470
Paid-in capital	588,444	588,527
Retained earnings	884,024	795,566
TOTAL	1,589,288	1,500,913

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$6,109,793	$5,999,806

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC.
SELECTED OPERATING RESULTS
For the Three and Nine Months Ended September 30, 2008 and 2007
(Unaudited)

	Three Months Ended		Increase/
Description	2008	2007	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$ 249	$ 239	$ 10	4
Commercial	143	127	16	13
Industrial	140	122	18	15
Governmental	6	6	-	-
Total retail	538	494	44	9
Sales for resale
Associated companies	123	74	49	66
Non-associated companies	42	41	1	2
Other	9	16	(7)	(44)
Total	$ 712	$ 625	$ 87	14

Billed Electric Energy
Sales (GWh):
Residential	2,354	2,515	(161)	(6)
Commercial	1,758	1,809	(51)	(3)
Industrial	1,977	2,022	(45)	(2)
Governmental	79	77	2	3
Total retail	6,168	6,423	(255)	(4)
Sales for resale
Associated companies	2,290	1,686	604	36
Non-associated companies	516	503	13	3
Total	8,974	8,612	362	4

	Nine Months Ended		Increase/
Description	2008	2007	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$ 586	$ 545	$ 41	8
Commercial	346	309	37	12
Industrial	342	304	38	13
Governmental	15	15	-	-
Total retail	1,289	1,173	116	10
Sales for resale
Associated companies	334	222	112	50
Non-associated companies	119	110	9	8
Other	50	56	(6)	(11)
Total	$ 1,792	$ 1,561	$ 231	15

Billed Electric Energy
Sales (GWh):
Residential	6,049	6,070	(21)	-
Commercial	4,489	4,519	(30)	(1)
Industrial	5,454	5,542	(88)	(2)
Governmental	209	210	(1)	-
Total retail	16,201	16,341	(140)	(1)
Sales for resale
Associated companies	6,207	5,257	950	18
Non-associated companies	1,647	1,758	(111)	(6)
Total	24,055	23,356	699	3

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

Entergy Gulf States Louisiana is the successor for financial reporting purposes to Entergy Gulf States, Inc. Entergy Gulf States Louisiana's Income Statement for the three and nine months ended September 30, 2008 and Entergy Gulf States Louisiana's Cash Flow Statement for the nine months ended September 30, 2008, reflect the effects of the separation of the Texas business. Entergy Gulf States Louisiana's Income Statement for the three and nine months ended September 30, 2007 and Entergy Gulf States Louisiana's Cash Flow Statement for the nine months ended September 30, 2007, include the operations of Entergy Texas. Entergy Gulf States Louisiana's balance sheets as of September 30, 2008 and December 31, 2007 reflect the effects of the separation of the Texas business.

Pursuant to the LPSC order approving the jurisdictional separation plan, Entergy Gulf States Louisiana has made two compliance filings in 2008. On March 31, 2008, Entergy Gulf States Louisiana made its jurisdictional separation plan balance sheet compliance filing with the LPSC. On June 11, 2008, Entergy Gulf States Louisiana made its revenue and expense compliance filing.

Hurricane Gustav and Hurricane Ike

In September 2008, Hurricane Gustav and Hurricane Ike caused catastrophic damage to Entergy Gulf States Louisiana's service territory. The storms resulted in widespread power outages, significant damage to distribution, transmission, and generation infrastructure, and the loss of sales during the power outages. Total restoration costs for the repair and/or replacement of Entergy Gulf States Louisiana's electric facilities damaged by Hurricane Gustav and Hurricane Ike are estimated to be in the range of $275 million to $325 million. Entergy Gulf States Louisiana is considering all reasonable avenues to recover storm-related costs from Hurricane Gustav and Hurricane Ike, including, but not limited to, accessing funded storm reserves; federal and local cost recovery mechanisms, including requests for Community Development Block Grant funding; securitization; and insurance, to the extent deductibles are met.

On October 9, 2008, Entergy Gulf States Louisiana drew $85 million from its funded storm reserve. On October 15, 2008, the LPSC approved Entergy Gulf States Louisiana's request to defer and accrue carrying cost on unrecovered storm expenditures during the period the company seeks regulatory recovery. The approval was without prejudice to the ultimate resolution of the total amount of prudently incurred storm cost or final carrying cost rate. Entergy Gulf States Louisiana expects to initiate its storm cost recovery proceeding in the first quarter 2009. The existing securitization legislation in Louisiana extends to Hurricane Gustav and Hurricane Ike. Entergy is currently evaluating the amount of the losses covered by insurance for Entergy and each of the affected Utility operating companies. Because most of the Hurricane Gustav damage was to distribution and transmission facilities that are generally not covered by property insurance, Entergy does not expect to meet its deductibles for that storm. Because Hurricane Ike caused more damage by flooding and also caused more damage to generation facilities as compared to Hurricane Gustav, it is more likely that Entergy will meet its deductibles for that storm.

Entergy Gulf States Louisiana has recorded accounts payable for the estimated costs incurred that were necessary to return customers to service.  Entergy Gulf States Louisiana recorded corresponding regulatory assets of approximately $148 million and construction work in progress of approximately $120 million. Entergy Gulf States Louisiana recorded the regulatory assets in accordance with its accounting policies and based on the historic treatment of such costs in its service territory, because management believes that recovery through some form of regulatory mechanism is probable. Because Entergy Gulf States Louisiana has not gone through the regulatory process regarding these storm costs, however, there is an element of risk, and Entergy Gulf States Louisiana is unable to predict with certainty the degree of success it may have in its recovery initiatives, the amount of restoration costs that it may ultimately recover, or the timing of such recovery.

Results of Operations

Following are income statement variances for Entergy Gulf States Louisiana comparing the third quarter 2008 to the third quarter 2007 showing how much the line item increased or (decreased) in comparison to the prior period:
	Third Quarter 2007	Variance caused directly by the jurisdictional separation	Variance caused by other factors	Third Quarter 2008
	(In Thousands)

Net revenue (operating revenue less fuel expense, purchased power, and other regulatory charges/credits)	$394,770	($149,448)	($3,979)	$241,343
Other operation and maintenance expenses	128,154	(43,551)	(9,818)	74,785
Taxes other than income taxes	35,838	(12,941)	(276)	22,621
Depreciation and amortization	50,925	(16,644)	809	35,090
Other expenses	5,490	(44)	6,290	11,736
Other income	31,746	7,002	(19,022)	19,726
Interest charges	41,701	(7,789)	(2,817)	31,095
Income taxes	65,026	(21,222)	(17,997)	25,807

Net Income (Loss)	$99,382	($40,255)	$808	$59,935

Following are income statement variances for Entergy Gulf States Louisiana comparing the nine months ended September 30, 2008 to the nine months ended September 30, 2007 showing how much the line item increased or (decreased) in comparison to the prior period:

	Nine months ended September 30, 2007	Variance caused directly by the jurisdictional separation	Variance caused by other factors	Nine months ended September 30, 2008
	(In Thousands)

Net revenue (operating revenue less fuel expense, purchased power, and other regulatory charges/credits)	$981,877	($315,669)	($22,453)	$643,755
Other operation and maintenance expenses	395,283	(132,741)	(16,793)	245,749
Taxes other than income taxes	101,980	(38,945)	(3,729)	59,306
Depreciation and amortization	156,400	(51,124)	(2,952)	102,324
Other expenses	18,707	(129)	11,080	29,658
Other income	71,128	16,437	(24,683)	62,882
Interest charges	115,682	(15,356)	(6,225)	94,101
Income taxes	106,014	(24,240)	(20,223)	61,551

Net Income (Loss)	$158,939	($36,697)	($8,294)	$113,948

Net Income

Third Quarter 2008 Compared to Third Quarter 2007

Net income decreased by $39.4 million primarily due to the jurisdictional separation of Entergy Gulf States, Inc. into Entergy Gulf States Louisiana and Entergy Texas, effective December 31, 2007, and lower other income, partially offset by lower other operation and maintenance expenses and a lower effective income tax rate. For the three months ended September 30, 2007, Entergy Texas reported net income of $40.3 million.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Net income decreased by $45.0 million primarily due to the jurisdictional separation of Entergy Gulf States, Inc. into Entergy Gulf States Louisiana and Entergy Texas, effective December 31, 2007, lower net revenue other than the effect on net revenue directly caused by the jurisdictional separation, and lower other income, partially offset by lower other operation and maintenance expenses and a lower effective income tax rate. For the nine months ended September 30, 2007, Entergy Texas reported net income of $36.7 million.

Net Revenue

Third Quarter 2008 Compared to Third Quarter 2007

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses and 3) other regulatory charges (credits). Following is an analysis of the change in net revenue comparing the third quarter 2008 to the third quarter 2007.

Amount
(In Millions)

2007 net revenue	$394.8
Jurisdictional separation	(149.4)
Volume/weather	(11.9)
Other	7.8
2008 net revenue	$241.3

Net revenue decreased primarily due to the jurisdictional separation of Entergy Gulf States, Inc. into Entergy Gulf States Louisiana and Entergy Texas, effective December 31, 2007.

The volume/weather variance is primarily due to the effects of Hurricane Gustav and Hurricane Ike.

The Other variance is primarily caused by various operational effects of the jurisdictional separation on revenues and fuel and purchased power expenses.

Gross operating revenues, fuel and purchased power expenses, and other regulatory charges (credits)

Gross operating revenues decreased primarily due to the jurisdictional separation of Entergy Gulf States, Inc. into Entergy Gulf States Louisiana and Entergy Texas, effective December 31, 2007, partially offset by an increase in fuel cost recovery revenues due to higher fuel rates.

Fuel and purchased power expense increased primarily due to the jurisdictional separation of Entergy Gulf States, Inc. into Entergy Gulf States Louisiana and Entergy Texas, effective December 31, 2007.

Other regulatory charges decreased primarily due to a decrease in capacity charges and due to the jurisdictional separation of Entergy Gulf States, Inc. into Entergy Gulf States Louisiana and Entergy Texas, effective December 31, 2007.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses and 3) other regulatory charges (credits). Following is an analysis of the change in net revenue comparing the nine months ended September 30, 2008 to the nine months ended September 30, 2007.
Amount
(In Millions)

2007 net revenue	$981.9
Jurisdictional separation	(315.7)
Other	(22.4)
2008 net revenue	$643.8

Net revenue decreased primarily due to the jurisdictional separation of Entergy Gulf States, Inc. into Entergy Gulf States Louisiana and Entergy Texas, effective December 31, 2007.

The Other variance is primarily caused by various operational effects of the jurisdictional separation on revenues and fuel and purchased power expenses.

Gross operating revenues, fuel and purchased power expenses, and other regulatory charges (credits)

Gross operating revenues decreased primarily due to the jurisdictional separation of Entergy Gulf States, Inc. into Entergy Gulf States Louisiana and Entergy Texas, effective December 31, 2007, partially offset by an increase in fuel cost recovery revenues due to higher fuel rates and increased usage.

Fuel and purchased power expense decreased primarily due to the jurisdictional separation of Entergy Gulf States, Inc. into Entergy Gulf States Louisiana and Entergy Texas, effective December 31, 2007.

Other regulatory charges decreased primarily due to a decrease in capacity charges and due to the jurisdictional separation of Entergy Gulf States, Inc. into Entergy Gulf States Louisiana and Entergy Texas, effective December 31, 2007.

Other Income Statement Variances

Third Quarter 2008 Compared to Third Quarter 2007

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

Nuclear refueling outage expenses increased due to the amortization of higher expenses associated with the planned maintenance and refueling outage at River Bend in the first quarter 2008 as well as the delay of this outage from late 2007 to early 2008 resulting in a shorter amortization period for these costs.

Other income includes $15 million in interest and dividend income in 2008 related to the debt assumption agreement between Entergy Gulf States Louisiana and Entergy Texas and the $1.079 billion of debt assumed by Entergy Texas as of December 31, 2007. Entergy Gulf States Louisiana remains primarily liable on this debt. The increase in interest income is partially offset by $8 million of other income reported by Entergy Texas for the third quarter 2007. The income from the debt assumption agreement offsets the interest expense on the portion of long-term debt assumed by Entergy Texas. The remaining variance is primarily due to lower carrying charges on storm restoration costs and a decrease in interest earned on money pool investments.

Interest and other charges decreased primarily due to the jurisdictional separation of Entergy Gulf States, Inc. into Entergy Gulf States Louisiana and Entergy Texas, effective December 31, 2007 and due to a decrease in long-term debt outstanding.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

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

Nuclear refueling outage expenses increased due to the amortization of higher expenses associated with the planned maintenance and refueling outage at River Bend in the first quarter 2008 as well as the delay of this outage from late 2007 to early 2008 resulting in a shorter amortization period for these costs.

Other income includes $46 million in interest and dividend income in 2008 related to the debt assumption agreement between Entergy Gulf States Louisiana and Entergy Texas and the $1.079 billion of debt assumed by Entergy Texas as of December 31, 2007. Entergy Gulf States Louisiana remains primarily liable on this debt. The increase in interest income is partially offset by $29 million of other income reported by Entergy Texas for the nine months ended September 30, 2007. The income from the debt assumption agreement offsets the interest expense on the portion of long-term debt assumed by Entergy Texas. The remaining variance is primarily due to the absence of carrying charges on storm restoration costs and a decrease in interest earned on money pool investments.

Interest and other charges decreased primarily due to the jurisdictional separation of Entergy Gulf States, Inc. into Entergy Gulf States Louisiana and Entergy Texas, effective December 31, 2007 and due to a decrease in long-term debt outstanding.

Income Taxes

The effective income tax rate was 30.1% for the third quarter 2008 and 35.1% for the nine months ended September 30, 2008. The difference in the effective income tax rate for the third quarter 2008 versus the federal statutory rate of 35% is due to flow-through book and tax timing differences and book and tax differences related to storm cost financing and to utility plant items, partially offset by state income taxes.

The effective income tax rate was 39.6% for the third quarter 2007 and 40.0% for the nine months ended September 30, 2007. The differences in the effective income tax rate for the third quarter 2007 and the nine months ended September 30, 2007 versus the federal statutory rate of 35.0% are primarily due to book and tax differences related to utility plant items and state income taxes, partially offset by flow-through book and tax timing differences related to a pension payment, book and tax differences related to allowance for equity funds used during construction, and the amortization of investment tax credits.

Liquidity and Capital Resources

Cash Flow

Cash flows for the nine months ended September 30, 2008 and 2007 were as follows:
	2008	2007
	(In Thousands)

Cash and cash equivalents at beginning of period	$108,036	$180,381

Cash flow provided by (used in):
Operating activities	505,770	380,945
Investing activities	(554,329)	(361,600)
Financing activities	64,685	239,609
Net increase in cash and cash equivalents	16,126	258,954

Cash and cash equivalents at end of period	$124,162	$439,335

Operating Activities

Net cash flow provided by operating activities increased $124.8 million for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 primarily due to storm cost proceeds of $274.7 million received from the Louisiana Utilities Restoration

Corporation (LURC) as a result of the Act 55 storm cost financings, partially offset by the jurisdictional separation of Entergy Gulf States, Inc. into Entergy Gulf States Louisiana and Entergy Texas, effective December 31, 2007. The storm cost financings are discussed in further detail below.

Investing Activities

Net cash flow used in investing activities increased $192.7 million for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 primarily due to:

  the investment of $189.4 million in affiliate securities and the investment of $85.3 million in the storm reserve escrow account as a result of the Act 55 storm cost financings. The storm cost financings are discussed in further detail below; and
  the purchase of the Calcasieu power plant for $56.4 million. See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10-K for a discussion of the Calcasieu purchase which was completed in March 2008.

The increase was partially offset by a change in money pool activity.

Increases in Entergy Gulf States Louisiana's receivable from the money pool are a use of cash flow, and Entergy Gulf States Louisiana's receivable from the money pool increased by $15 million for the nine months ended September 30, 2008 compared to increasing by $120.3 million the nine months ended September 30, 2007. The money pool is an inter-company borrowing arrangement designed to reduce Entergy's subsidiaries' need for external short-term borrowings.

Financing Activities

Net cash flow provided by financing activities decreased $174.9 million for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 primarily due to the issuance of $329.5 million of securitization bonds in June 2007 by a subsidiary of Entergy Texas, partially offset by borrowings in 2008 of $100 million on Entergy Gulf States Louisiana's credit facility and a decrease of $39.8 million in 2008 in common membership interest distributions paid.

Capital Structure

Entergy Gulf States Louisiana's capitalization is balanced between equity and debt, as shown in the following table. The calculation below does not reduce the debt by the long-term debt assumed by Entergy Texas ($930 million as of September 30, 2008 and $1.079 billion as of December 31, 2007) because Entergy Gulf States Louisiana remains primarily liable on the debt.
	September 30, 2008	December 31, 2007

Net debt to net capital	62.6%	64.4%
Effect of subtracting cash from debt	1.2%	1.0%
Debt to capital	63.8%	65.4%

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

Entergy Gulf States Louisiana's receivables from the money pool were as follows:

September 30, 2008	December 31, 2007	September 30, 2007	December 31, 2006
(In Thousands)

$70,533	$55,509	$195,371	$75,048

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

As discussed in the Form 10-K, Entergy Gulf States Louisiana has a credit facility in the amount of $100 million scheduled to expire in August 2012. As of September 30, 2008, $100 million was outstanding on the credit facility.

In May 2008, Entergy Gulf States Louisiana issued $375 million of 6.00% Series First Mortgage Bonds due May 2018. The proceeds were used to pay at maturity the portion of the $325 million of 3.6% Series First Mortgage Bonds due June 2008 that had not been assumed by Entergy Texas and to redeem, prior to maturity, $189.7 million of the $350 million Floating Rate series of First Mortgage bonds due December 2008, and for other general corporate purposes.

The portion of the $325 million of 3.6% Series First Mortgage Bonds due June 2008 that had been assumed by Entergy Texas was paid at maturity by Entergy Texas in June 2008, and that bond series is no longer outstanding. The remainder of the $350 million Floating Rate series of First Mortgage bonds due December 2008 had been assumed by Entergy Texas, and management expects Entergy Texas to redeem those bonds by their maturity date.

Hurricane Rita and Hurricane Katrina

See the Form 10-K for a discussion of the effects of Hurricanes Katrina and Rita, which hit Entergy Gulf States Inc.'s jurisdictions in Louisiana and Texas in August and September 2005, which resulted in power outages, significant damage to electric distribution, transmission, and generation infrastructure, the temporary loss of sales and customers due to mandatory evacuations, and Entergy Gulf States, Inc.'s initiatives to recover storm restoration and business continuity costs and incremental losses.

Storm Cost Financings

In March 2008, Entergy Gulf States Louisiana, Entergy Louisiana, and the Louisiana Utilities Restoration Corporation (LURC), an instrumentality of the State of Louisiana, filed at the LPSC an application requesting that the LPSC grant financing orders authorizing the financing of Entergy Gulf States Louisiana and Entergy Louisiana storm costs, storm reserves, and issuance costs pursuant to Act 55 of the Louisiana Legislature (Act 55 financings). The Act 55 financings are expected to produce additional customer benefits as compared to Act 64 traditional securitization.  Entergy Gulf States Louisiana and Entergy Louisiana also filed an application requesting LPSC approval for ancillary issues including the mechanism to flow charges and savings to customers via a Storm Cost Offset rider.  On April 3, 2008, the Louisiana State Bond Commission granted preliminary approval for the Act 55 financings.  On April 8, 2008, the Louisiana Public Facilities Authority (LPFA), which is the issuer of the bonds pursuant to the Act 55 financings, approved requests for the Act 55 financings.  On April 10, 2008, Entergy Gulf States Louisiana and Entergy Louisiana and the LPSC Staff filed with the LPSC an uncontested stipulated settlement that includes Entergy Gulf States Louisiana and Entergy Louisiana's proposals under the Act 55 financings, which includes a commitment to pass on to customers a minimum of $10 million and $30 million of customer benefits, respectively, through prospective annual rate reductions of $2 million and $6 million for five years. On April 16, 2008, the LPSC approved the settlement and issued two financing orders and one ratemaking order intended to facilitate implementation of the Act 55 financings.  In May 2008, the Louisiana State Bond Commission granted final approval of the Act 55 financings.

On August 26, 2008, the LPFA issued $278.4 million in bonds under the aforementioned Act 55. From the $274.7 million of bond proceeds loaned by the LPFA to the LURC, the LURC deposited $87 million in a restricted escrow account as a storm damage reserve for Entergy Gulf States Louisiana and transferred $187.7 million directly to Entergy Gulf States Louisiana. From the bond proceeds received by Entergy Gulf States Louisiana from the LURC, Entergy Gulf States Louisiana invested $189.4 million, including $1.7 million that was withdrawn from the restricted escrow account as approved by the April 16, 2008 LPSC orders, in exchange for 1,893,918.39 Class A preferred, non-voting, membership interest units of Entergy Holdings Company LLC, a company wholly-owned and consolidated by Entergy, that carry a 10% annual distribution rate. Distributions are payable quarterly commencing on September 15, 2008 and have a liquidation price of $100 per unit. The preferred membership interests are callable at the option of Entergy Holdings Company LLC after ten years. The terms of the membership interests include certain financial covenants to which Entergy Holdings Company LLC is subject, including the requirement to maintain a net worth of at least $1 billion.

Entergy Gulf States Louisiana will not report the bonds on its balance sheet because the bonds are the obligation of the LPFA, and there is no recourse against Entergy Gulf States Louisiana in the event of a bond default.

Little Gypsy Repowering Project

See Entergy Corporation's Management's Financial Discussion and Analysis in the Form 10-K for a discussion of the Little Gypsy repowering project. The preconstruction and operating air permits for the Little Gypsy repowering project were issued by the Louisiana Department of Environmental Quality (LDEQ) in November 2007 under then-effective federal and state air regulations, including the EPA's Clean Air Mercury Rule that had been issued in 2005 (CAMR 2005). As discussed in more detail in Part I, Item 1, "Environmental Regulation, Clean Air Act and Subsequent Amendments, Hazardous Air Pollutants" in the Form 10-K, in February 2008 the U.S. Court of Appeals for the D.C. Circuit struck down CAMR 2005. The D.C. Circuit decision requires utilities that have not yet begun construction of the facility in question to undergo before beginning construction a case-by-case Maximum Achievable Control Technology (MACT) analysis for construction or reconstruction of emission units pursuant to the Clean Air Act. The Little Gypsy project as currently configured is expected to meet MACT standards. Little Gypsy received its construction permit before a formal MACT analysis was required, however, and Entergy Louisiana has sought a MACT determination from the LDEQ. The filing was made in June 2008, and the LDEQ has certified that the filing is complete. A decision on the MACT determination is expected by first quarter 2009. Entergy Louisiana also is awaiting permit determinations from several additional agencies. These permits are unrelated to CAMR 2005 and always have been part of the construction process. Onsite construction of the project was scheduled to begin in July 2008, but obtaining the MACT determination will cause a delay in the start of construction, which Entergy Louisiana now expects to begin in mid-year 2009. This delays the expected commercial operation date of the project to mid-year 2013.

The LPSC Phase I order has been appealed to the state district court in Baton Rouge, Louisiana by a group led by the Sierra Club and represented by the Tulane Environmental Law Clinic. A status conference is set for December 3, 2008, at which time a procedural schedule should be established for the appeal.

The LPSC had approved the temporary suspension of Phase II of the Little Gypsy proceedings because Entergy Louisiana must update its estimated project cost and schedule in order to support the request to recover cash earnings on its construction work in progress (CWIP) costs. On October 16, 2008, Entergy Louisiana, together with Entergy Gulf States Louisiana, filed an application to resume Phase II of the proceeding. The Phase II filing seeks certification for Entergy Gulf States Louisiana to participate in a one-third ownership share in the repowering project. In addition, Entergy Louisiana and Entergy Gulf States Louisiana seek recovery of approximately 79% of their construction financing costs through the recovery of cash earnings on CWIP costs. The LPSC previously found that the recovery of CWIP for a large baseload project may be in the public interest as cash earnings may be needed to protect the utility's financial integrity, maintain an acceptable credit rating, prevent an undue increase in the utility's cost of capital, or to accomplish phasing in of the cost of a large capital project for the benefit of customers. In Phase II, the LPSC will rule on Entergy Gulf States Louisiana's certification request, determine the appropriate amount of CWIP costs, if any, to be recovered and will develop the allocation, accounting and rate recovery mechanisms for such recovery. The LPSC also will determine the appropriate procedure or mechanism for synchronizing base rate recovery of Little Gypsy's fixed or non-fuel costs with its commercial in-service date. A status conference is set for November 14, 2008, at which time a procedural schedule should be established for Phase II. Entergy Louisiana and Entergy Gulf States Louisiana have requested that the case be decided in time to permit the recovery of cash earnings on CWIP beginning in July 2009.

The delayed construction of the Little Gypsy repowering project is expected to increase the total project cost from approximately $1.55 billion to $1.76 billion, primarily due to price escalation on non-contracted equipment and material and increased carrying cost due to the extended construction period.

Significant Factors, Known Trends, and Uncertainties

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends" in the Form 10-K for a discussion of state and local rate regulation; transition to retail competition; federal regulation; the Energy Policy Act of 2005; industrial and commercial customers; nuclear matters; and environmental risks. Following are updates to the information disclosed in the Form 10-K.

State and Local Rate Regulation

Retail Rates - Electric

In August 2008, the LPSC issued an order approving an uncontested settlement between Entergy Gulf States Louisiana and the LPSC Staff authorizing Entergy Gulf States Louisiana's purchase of one-third of the capacity and energy from the 789 MW Ouachita plant, which Entergy Arkansas acquired on September 30, 2008. Entergy Gulf States Louisiana will purchase one-third of the plant's capacity and output from Entergy Arkansas under a life-of-unit agreement.

In May 2008, Entergy Gulf States Louisiana made its formula rate plan filing with the LPSC for the 2007 test year. The filing reflected a 9.26% return on common equity, which is below the allowed earnings bandwidth, and indicated a $5.4 million revenue deficiency, offset by a $4.1 million decrease in required additional capacity costs. Entergy Gulf States Louisiana implemented a $20.7 million formula rate plan decrease, subject to refund, effective the first billing cycle in September 2008. The decrease includes removal of interim storm cost recovery and a reduction in the storm damage accrual. Entergy Gulf States Louisiana then implemented a $16.0 million formula rate plan increase, subject to refund, effective the first billing cycle in October 2008 to collect previously deferred and ongoing costs associated with LPSC approved additional capacity, including the Ouachita power plant. Consideration of the formula rate plan filing is pending.

In May 2007, Entergy Gulf States Louisiana made its formula rate plan filing with the LPSC for the 2006 test year. The filing reflected a 10.0% return on common equity, which is within the allowed earnings bandwidth, and an anticipated formula rate plan decrease of $23 million annually attributable to adjustments outside of the formula rate plan sharing mechanism related to capacity costs and the anticipated securitization of storm costs related to Hurricane Katrina and Hurricane Rita and the securitization of a storm reserve. In September 2007, Entergy Gulf States Louisiana modified the formula rate plan filing to reflect a 10.07% return on common equity, which is still within the allowed bandwidth. The modified filing also reflected implementation of a $4.1 million rate increase, subject to refund, attributable to recovery of additional LPSC-approved incremental deferred and ongoing capacity costs. The rate decrease anticipated in the original filing did not occur because of the additional capacity costs approved by the LPSC, and because securitization of storm costs associated with Hurricane Katrina and Hurricane Rita and the establishment of a storm reserve had not yet occurred. In October 2007, Entergy Gulf States Louisiana implemented a $16.4 million formula rate plan decrease that is due to the reclassification of certain franchise fees from base rates to collection via a line item on customer bills pursuant to an LPSC order. The LPSC staff issued its final report in December 2007, indicating a $1.6 million decrease in formula rate plan revenues for which interim rates were already in effect. In addition, the LPSC staff recommended that the LPSC give a one-year extension of Entergy Gulf States Louisiana's formula rate plan to synchronize with the final year of Entergy Louisiana's formula rate plan, or alternatively, to extend the formula rate plan for a longer period. Entergy Gulf States Louisiana indicated it is amenable to a one-year extension. An uncontested stipulated settlement was filed in February 2008 that will leave the current base rates in place and extend the formula rate plan for one year, and the LPSC approved the settlement in March 2008.

Retail Rates - Gas

In January 2008, Entergy Gulf States Louisiana filed with the LPSC its gas rate stabilization plan for the test year ending September 30, 2007.  The filing showed a revenue deficiency of $3.7 million based on a return on common equity mid-point of 10.5%. Entergy Gulf States Louisiana implemented a $3.4 million rate increase in April 2008 pursuant to an uncontested agreement with the LPSC staff.

Federal Regulation

See "System Agreement Proceedings" and "Independent Coordinator of Transmission" in the "Significant Factors and Known Trends" section of Entergy Corporation and Subsidiaries Management's Financial Discussion and Analysis for updates to the discussion in the Form 10-K.

Critical Accounting Estimates

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy Gulf States Louisiana's accounting for nuclear decommissioning costs, the application of SFAS 71, unbilled revenue, and qualified pension and other postretirement benefits, and see Entergy Corporation and Subsidiaries "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in this Form 10-Q for an update to the discussion regarding qualified pension and other postretirement benefits.

New Accounting Pronouncements

See "New Accounting Pronouncements" section of Entergy Corporation and Subsidiaries Management's Financial Discussion and Analysis for a discussion of new accounting pronouncements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2008 and 2007
(Unaudited)

	Three Months Ended		Nine Months Ended
	2008	2007	2008	2007
	(In Thousands)		(In Thousands)

OPERATING REVENUES
Electric	$840,696	$946,222	$2,042,483	$2,606,045
Natural gas	16,186	11,818	75,499	66,836
TOTAL	856,882	958,040	2,117,982	2,672,881

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	180,362	210,890	262,478	643,081
Purchased power	441,998	341,278	1,214,183	1,024,478
Nuclear refueling outage expenses	8,571	2,529	20,354	10,000
Other operation and maintenance	74,785	128,154	245,749	395,283
Decommissioning	3,165	2,961	9,304	8,707
Taxes other than income taxes	22,621	35,838	59,306	101,980
Depreciation and amortization	35,090	50,925	102,324	156,400
Other regulatory charges (credits) - net	(6,821)	11,102	(2,434)	23,445
TOTAL	759,771	783,677	1,911,264	2,363,374

OPERATING INCOME	97,111	174,363	206,718	309,507

OTHER INCOME
Allowance for equity funds used during construction	1,476	2,512	4,391	8,943
Interest and dividend income	19,900	29,020	62,169	61,314
Miscellaneous - net	(1,650)	214	(3,678)	871
TOTAL	19,726	31,746	62,882	71,128

INTEREST AND OTHER CHARGES
Interest on long-term debt	30,439	39,878	93,691	109,567
Other interest - net	1,553	3,433	3,117	11,899
Allowance for borrowed funds used during construction	(897)	(1,610)	(2,707)	(5,784)
TOTAL	31,095	41,701	94,101	115,682

INCOME BEFORE INCOME TAXES	85,742	164,408	175,499	264,953

Income taxes	25,807	65,026	61,551	106,014

NET INCOME	59,935	99,382	113,948	158,939

Preferred distribution requirements and other	206	955	619	2,846

EARNINGS APPLICABLE TO COMMON EQUITY	$59,729	$98,427	$113,329	$156,093

See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2008 and 2007
(Unaudited)

	2008	2007
	(In Thousands)

OPERATING ACTIVITIES
Net income	$113,948	$158,939
Adjustments to reconcile net income to net cash flow provided by operating activities:
Reserve for regulatory adjustments	-	270
Other regulatory charges (credits) - net	(2,434)	23,445
Depreciation, amortization, and decommissioning	111,628	165,107
Deferred income taxes, investment tax credits, and non-current taxes accrued	93,503	1,126
Changes in working capital:
Receivables	(50,114)	(178,606)
Fuel inventory	(2,147)	(8,685)
Accounts payable	1,545	38,139
Taxes accrued	-	22,199
Interest accrued	4,326	6,270
Deferred fuel costs	7,897	8,884
Other working capital accounts	(72,002)	59,625
Provision for estimated losses and reserves	86,733	(4,236)
Changes in other regulatory assets	239,821	(48,544)
Other	(26,934)	137,012
Net cash flow provided by operating activities	505,770	380,945

INVESTING ACTIVITIES
Construction expenditures	(206,694)	(226,941)
Allowance for equity funds used during construction	4,391	8,943
Insurance proceeds	-	6,580
Nuclear fuel purchases	(21,807)	(35,376)
Proceeds from sale/leaseback of nuclear fuel	21,819	13,839
Payment for purchase of plant	(56,409)	-
Investment in affiliates	(189,400)	-
Payment to storm reserve escrow account	(85,306)	-
Proceeds from nuclear decommissioning trust fund sales	41,587	48,918
Investment in nuclear decommissioning trust funds	(51,420)	(59,621)
Change in money pool receivable - net	(15,024)	(120,323)
Changes in other investments - net	3,934	2,381
Net cash flow used in investing activities	(554,329)	(361,600)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	369,821	323,486
Retirement of long-term debt	(366,683)	-
Redemption of preferred stock	-	(3,450)
Changes in credit borrowing - net	100,000	-
Dividends/distributions paid:
Common equity	(37,800)	(77,600)
Preferred membership interests	(653)	(2,827)
Net cash flow provided by financing activities	64,685	239,609

Net increase in cash and cash equivalents	16,126	258,954

Cash and cash equivalents at beginning of period	108,036	180,381

Cash and cash equivalents at end of period	$124,162	$439,335

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$89,947	$108,372
Income taxes	$2,324	$15,066

Noncash financing activities:
Repayment by Entergy Texas of assumed long-term debt	$148,837	$-

See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
BALANCE SHEETS
ASSETS
September 30, 2008 and December 31, 2007
(Unaudited)

	2008	2007
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$200	$233
Temporary cash investments - at cost,
which approximates market	123,962	107,803
Total cash and cash equivalents	124,162	108,036
Accounts receivable:
Customer	114,476	62,408
Allowance for doubtful accounts	(1,504)	(979)
Associated companies	219,784	218,891
Other	77,864	59,059
Accrued unbilled revenues	47,918	54,021
Total accounts receivable	458,538	393,400
Deferred fuel costs	-	5,644
Accumulated deferred income taxes	-	21,938
Fuel inventory - at average cost	33,957	31,810
Materials and supplies - at average cost	105,398	100,161
Deferred nuclear refueling outage costs	22,457	5,155
Debt assumption by Entergy Texas	160,286	309,123
Prepayments and other	21,699	23,533
TOTAL	926,497	998,800

OTHER PROPERTY AND INVESTMENTS
Investment in affiliates	189,400	-
Decommissioning trust funds	329,892	366,062
Non-utility property - at cost (less accumulated depreciation)	121,654	109,517
Storm reserve escrow account	85,306	-
Other	13,092	17,350
TOTAL	739,344	492,929

UTILITY PLANT
Electric	6,352,342	6,132,362
Natural gas	104,736	98,484
Construction work in progress	206,838	141,528
Nuclear fuel under capital lease	116,143	110,769
Nuclear fuel	7,692	11,256
TOTAL UTILITY PLANT	6,787,751	6,494,399
Less - accumulated depreciation and amortization	3,545,630	3,433,131
UTILITY PLANT - NET	3,242,121	3,061,268

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
SFAS 109 regulatory asset - net	320,843	299,023
Other regulatory assets	311,012	335,897
Deferred fuel costs	100,124	100,124
Long-term receivables	1,316	1,872
Debt assumption by Entergy Texas	769,971	769,971
Other	16,238	12,807
TOTAL	1,519,504	1,519,694

TOTAL ASSETS	$6,427,466	$6,072,691

See Notes to Financial Statements.

90

ENTERGY GULF STATES LOUISIANA, L.L.C.
BALANCE SHEETS
LIABILITIES AND MEMBERS' EQUITY
September 30, 2008 and December 31, 2007
(Unaudited)

	2008	2007
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$160,286	$675,000
Accounts payable:
Associated companies	214,401	201,217
Other	313,289	111,579
Customer deposits	40,418	38,061
Accumulated deferred income taxes	45,029	-
Interest accrued	33,724	29,398
Deferred fuel costs	2,253	-
Obligations under capital leases	28,795	28,795
Pension and other postretirement liabilities	7,255	7,064
Gas hedge contracts	17,939	-
System agreement cost equalization	53,146	124,775
Other	8,863	9,052
TOTAL	925,398	1,224,941

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,267,548	1,219,568
Accumulated deferred investment tax credits	92,662	95,745
Obligations under capital leases	87,348	81,974
Other regulatory liabilities	33,635	69,890
Decommissioning and asset retirement cost liabilities	218,252	204,828
Accumulated provisions	98,620	11,887
Pension and other postretirement liabilities	68,752	102,510
Long-term debt	2,147,259	1,674,113
Other	112,275	87,468
TOTAL	4,126,351	3,547,983

Commitments and Contingencies

MEMBERS' EQUITY
Preferred membership interests without sinking fund	10,000	10,000
Members' equity	1,388,220	1,312,701
Accumulated other comprehensive loss	(22,503)	(22,934)
TOTAL	1,375,717	1,299,767

TOTAL LIABILITIES AND MEMBERS' EQUITY	$6,427,466	$6,072,691

See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
STATEMENTS OF MEMBERS' EQUITY AND COMPREHENSIVE INCOME
For the Three and Nine Months Ended September 30, 2008 and 2007
(Unaudited)

	Three Months Ended
	2008		2007
	(In Thousands)
MEMBERS' EQUITY
Members' Equity - Beginning of period	$1,328,501		$2,237,631

Add: Net Income	59,935	$59,935	99,382	$99,382

Deduct:
Dividends/distributions declared on common equity	-		32,100
Preferred membership interests	206	206	955	955
Other	8		-
	214		33,055

Members' Equity - End of period	$1,388,222		$2,303,958

ACCUMULATED OTHER COMPREHENSIVE
LOSS (Net of Taxes):
Balance at beginning of period:
Pension and other postretirement liabilities	($22,302)		($19,245)

Pension and other postretirement liabilities (net of tax expense of $959 and $326)	(201)	(201)	335	335

Balance at end of period:
Pension and other postretirement liabilities	($22,503)		($18,910)
Comprehensive Income		$59,528		$98,762

	Nine Months Ended
	2008		2007
	(In Thousands)
MEMBERS' EQUITY
Members' Equity - Beginning of period	$1,312,701		$2,225,465

Add: Net Income	113,948	$113,948	158,939	$158,939

Deduct:
Dividends/distributions declared on common equity	37,800		77,600
Preferred membership interests	619	619	2,846	2,846
Other	10		-
	38,429		80,446

Members' Equity - End of period	$1,388,220		$2,303,958

ACCUMULATED OTHER COMPREHENSIVE
LOSS (Net of Taxes):
Balance at beginning of period:
Pension and other postretirement liabilities	($22,934)		($19,914)

Pension and other postretirement liabilities (net of tax expense of $1,839 and $978)	431	431	1,004	1,004

Balance at end of period:
Pension and other postretirement liabilities	($22,503)		($18,910)
Comprehensive Income		$113,760		$157,097

See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
SELECTED OPERATING RESULTS
For the Three and Nine Months Ended September 30, 2008 and 2007
(Unaudited)

	Three Months Ended		Increase/
Description	2008	2007	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues (1):
Residential	$194	$320	($126)	(39)
Commercial	161	210	(49)	(23)
Industrial	202	247	(45)	(18)
Governmental	7	10	(3)	(30)
Total retail	564	787	(223)	(28)
Sales for resale
Associated companies	217	85	132	155
Non-associated companies	63	51	12	24
Other	(3)	23	(26)	(113)
Total	$841	$946	($105)	(11)

Billed Electric Energy
Sales (GWh) (1):
Residential	1,608	3,359	(1,751)	(52)
Commercial	1,439	2,577	(1,138)	(44)
Industrial	2,256	3,815	(1,559)	(41)
Governmental	55	114	(59)	(52)
Total retail	5,358	9,865	(4,507)	(46)
Sales for resale
Associated companies	1,747	728	1,019	140
Non-associated companies	685	704	(19)	(3)
Total	7,790	11,297	(3,507)	(31)

	Nine Months Ended		Increase/
Description	2008	2007	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues (1):
Residential	$440	$800	($360)	(45)
Commercial	403	612	(209)	(34)
Industrial	534	785	(251)	(32)
Governmental	18	34	(16)	(47)
Total retail	1,395	2,231	(836)	(37)
Sales for resale
Associated companies	465	151	314	208
Non-associated companies	157	153	4	3
Other	25	71	(46)	(65)
Total	$2,042	$2,606	($564)	(22)

Billed Electric Energy
Sales (GWh) (1):
Residential	3,831	7,890	(4,059)	(51)
Commercial	3,787	6,761	(2,974)	(44)
Industrial	6,553	11,317	(4,764)	(42)
Governmental	163	335	(172)	(51)
Total retail	14,334	26,303	(11,969)	(46)
Sales for resale
Associated companies	4,425	1,962	2,463	126
Non-associated companies	2,020	2,248	(228)	(10)
Total	20,779	30,513	(9,734)	(32)

(1) Amounts for the three and nine months ended September 30, 2008 reflect the effects of the separation of the Texas business. Amounts for the three and nine months ended September 30, 2007 include the operations of Entergy Texas.

ENTERGY LOUISIANA, LLC

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Hurricane Gustav and Hurricane Ike

In September 2008, Hurricane Gustav (and, to a much lesser extent, Hurricane Ike) caused catastrophic damage to Entergy Louisiana's service territory. The storms resulted in widespread power outages, significant damage to distribution, transmission, and generation infrastructure, and the loss of sales during the power outages. Total restoration costs for the repair and/or replacement of Entergy Louisiana's electric facilities damaged by Hurricane Gustav and Hurricane Ike are estimated to be in the range of $240 million to $285 million. Entergy Louisiana is considering all reasonable avenues to recover storm-related costs, including, but not limited to, accessing funded storm reserves; federal and local cost recovery mechanisms, including requests for Community Development Block Grant funding; securitization; and insurance, to the extent deductibles are met.

On October 9, 2008, Entergy Louisiana drew $134 million from its funded storm reserves. On October 15, 2008, the LPSC approved Entergy Louisiana's request to defer and accrue carrying cost on unrecovered storm expenditures during the period the company seeks regulatory recovery. The approval was without prejudice to the ultimate resolution of the total amount of prudently incurred storm cost or final carrying cost rate. Entergy Louisiana expects to initiate its storm cost recovery proceeding in the first quarter 2009. The existing securitization in Louisiana extends to Hurricane Gustav and Hurricane Ike. Entergy is currently evaluating the amount of the losses covered by insurance for Entergy and each of the affected Utility operating companies. Because most of the Hurricane Gustav damage was to distribution and transmission facilities that are generally not covered by property insurance, Entergy does not expect to meet its deductibles for that storm.

Entergy Louisiana has recorded accounts payable for the estimated costs incurred that were necessary to return customers to service.  Entergy Louisiana recorded corresponding regulatory assets of approximately $130 million and construction work in progress of approximately $113 million. Entergy Louisiana recorded the regulatory assets in accordance with its accounting policies and based on the historic treatment of such costs in its service territory, because management believes that recovery through some form of regulatory mechanism is probable. Because Entergy Louisiana has not gone through the regulatory process regarding these storm costs, however, there is an element of risk, and Entergy Louisiana is unable to predict with certainty the degree of success it may have in its recovery initiatives, the amount of restoration costs that it may ultimately recover, or the timing of such recovery.

Results of Operations

Net Income

Third Quarter 2008 Compared to Third Quarter 2007

Net income decreased $13.1 million primarily due to lower net revenue and higher depreciation and amortization expenses, partially offset by lower other operation and maintenance expenses and higher other income.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Net income decreased $11.5 million primarily due to lower net revenue and higher depreciation and amortization expenses, partially offset by higher other income.

Net Revenue

Third Quarter 2008 Compared to Third Quarter 2007

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges. Following is an analysis of the change in net revenue comparing the third quarter 2008 to the third quarter 2007.
Amount
(In Millions)

2007 net revenue	$309.4
Volume/weather	(27.0)
Retail electric price	(13.5)
Net wholesale revenue	(5.4)
Other	0.4
2008 net revenue	$263.9

The volume/weather variance is primarily due to decreased electricity usage, including the effects of Hurricane Gustav and Hurricane Ike, which contributed an estimated $18 million to the decrease, primarily during the unbilled sales period, and the effect of less favorable weather compared to the same period in 2007.

The retail electric price variance is primarily due to the cessation of the interim storm recovery through the formula rate plan upon the Act 55 financing of storm costs and a credit passed on to customers as a result of the Act 55 storm cost financing. Refer to "Hurricane Rita and Hurricane Katrina" below and Note 2 to the financial statements in the Form 10-K and herein for a discussion of the interim recovery of storm costs and the Act 55 storm cost financing.

The net wholesale revenue variance is primarily due to provisions recorded for potential rate refunds related to interruptible load revenues.

Gross operating revenues, fuel and purchased power expenses, and other regulatory charges

Gross operating revenues increased primarily due to an increase of $248.4 million in fuel cost recovery revenues due to higher fuel rates and usage, partially offset by a decrease in volume/weather, as discussed above.

Fuel and purchased power expenses increased primarily due to an increase in the recovery from customers of deferred fuel costs in addition to increases in the average market prices of natural gas and purchased power.

Other regulatory charges decreased primarily due to the amortization of interim storm recoveries in 2007 that ceased in July 2008 with the Act 55 financing of storm costs. See Note 2 to the financial statements for a discussion of the interim storm recoveries and the Act 55 financing.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges. Following is an analysis of the change in net revenue comparing the nine months ended September 30, 2008 to the nine months ended September 30, 2007.

Amount
(In Millions)

2007 net revenue	$770.2
Volume/weather	(13.8)
Purchased power capacity	(8.8)
Retail electric price	(6.9)
Net wholesale revenue	(6.0)
Other	6.7
2008 net revenue	$741.4

The volume/weather variance is primarily due to decreased electricity usage, including the effects of Hurricane Gustav and Hurricane Ike, during the unbilled sales period and the effect of less favorable weather compared to 2007, offset by other miscellaneous factors.

The purchased power capacity variance is due to the amortization of deferred capacity costs effective September 2007 as a result of the formula rate plan filing in May 2007. See Note 2 to the financial statements for a discussion of the formula rate plan filing.

The retail electric price variance is primarily due to the cessation of the interim storm recovery through the formula rate plan upon the Act 55 financing of storm costs and a credit passed on to customers as a result of the Act 55 storm cost financing, partially offset by increases in the formula rate plan effective October 2007. Refer to "Hurricane Rita and Hurricane Katrina" below and to Note 2 to the financial statements in the Form 10-K and herein for a discussion of the interim recovery of storm costs, the Act 55 storm cost financing, and the formula rate plan filing.

The net wholesale revenue variance is primarily due to provisions recorded for potential rate refunds related to interruptible load revenues.

Gross operating revenues, fuel and purchased power expenses, and other regulatory charges

Gross operating revenues increased primarily due to an increase of $275.8 million in fuel cost recovery revenues due to higher fuel rates and usage, partially offset by a decrease in volume/weather, as discussed above.

Fuel and purchased power expenses increased primarily due to increases in the average market prices of natural gas and purchased power and the shift from lower-priced nuclear generation due to the scheduled nuclear refueling outage in 2008, partially offset by a decrease in the recovery from customers of deferred fuel costs.

Other regulatory charges decreased primarily due to the amortization of interim storm recoveries in 2007 that ceased in July 2008 with the Act 55 financing of storm costs and the amortization in 2007 related to the voluntary severance program. See "Hurricane Rita and Hurricane Katrina" below and Note 2 to the financial statements for a discussion of the interim storm recoveries and the Act 55 financing.

Other Income Statement Variances

Third Quarter 2008 Compared to Third Quarter 2007

Other operation and maintenance expenses decreased primarily due to:

  a decrease of $6.9 million in customer service costs primarily as the result of write-offs in 2007 of uncollectible customer accounts;
  a decrease of $5.4 million in payroll-related costs; and
  a decrease of $3.2 million in loss reserves for storm damage in 2008 upon the Act 55 storm cost financing.

Depreciation and amortization expenses increased due to a revision in the third quarter 2007 related to depreciation on storm cost-related assets. Recovery of the cost of those assets will now be through the Act 55 financing of storm costs as approved by the LPSC in the third quarter 2007. See "Hurricane Rita and Hurricane Katrina" below and Note 2 to the financial statements for a discussion of the Act 55 storm cost financing.

Other income increased primarily due to dividends earned on preferred stock purchased from Entergy Holdings Company with the proceeds received from the Act 55 storm cost financing. See "Hurricane Rita and Hurricane Katrina" below and Note 2 to the financial statements for a discussion of the storm cost financing.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Depreciation and amortization expenses increased due to a revision in the third quarter 2007 related to depreciation on storm cost-related assets. Recovery of the cost of those assets will now be through the Act 55 financing of storm costs as approved by the LPSC in the third quarter 2007. See "Hurricane Rita and Hurricane Katrina" below and Note 2 to the financial statements for a discussion of the Act 55 storm cost financing.

Other income increased primarily due to dividends earned on preferred stock purchased from Entergy Holdings Company with the proceeds received from the Act 55 Storm Cost Financings, interest earned on the deferred fuel balance, and carrying charges on storm restoration costs approved by the LPSC. See "Hurricane Rita and Hurricane Katrina" below and Note 2 to the financial statements for a discussion of the Act 55 storm cost financing.

Income Taxes

The effective income tax rate was 34.0% for the third quarter 2008 and 37.7% for the nine months ended September 30, 2008. The effective income tax rate was 34.8% for the third quarter 2007 and 36.2% for the nine months ended September 30, 2007. The difference in the effective income tax rates for the nine months ended September 30, 2008 and 2007 versus the federal statutory rate of 35.0% is primarily due to book and tax differences related to utility plant items and state income taxes, partially offset by book and tax differences related to the allowance for equity funds used during construction and the amortization of investment tax credits. Also contributing to the nine months ended September 30, 2008 income tax rate versus the federal statutory rate is book and tax differences related to the storm cost financing.

Liquidity and Capital Resources

Cash Flow

Cash flows for the nine months ended September 30, 2008 and 2007 were as follows:
	2008	2007
	(In Thousands)

Cash and cash equivalents at beginning of period	$300	$2,743

Cash flow provided by (used in):
Operating activities	925,998	193,117
Investing activities	(1,168,734)	(199,231)
Financing activities	429,044	3,898
Net increase (decrease) in cash and cash equivalents	186,308	(2,216)

Cash and cash equivalents at end of period	$186,608	$527

Operating Activities

Cash flow provided by operating activities increased $732.9 million for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 primarily due to storm cost proceeds of $679 million received from the LURC as a result of the Act 55 storm cost financings and income tax refunds of $5.7 million in 2008 compared to income tax payments of $98.9 million in 2007. The increase was partially offset by decreased recovery of deferred fuel costs. See "Hurricane Rita and Hurricane Katrina" below and Note 2 to the financial statements for a discussion of the storm cost financings.

Investing Activities

Net cash flow used in investing activities increased $970 million for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 primarily due to:

  the investment of $545 million in affiliate securities and the investment of $134.4 million in the storm reserve escrow account as a result of the Act 55 storm cost financings. See "Hurricane Rita and Hurricane Katrina" below and Note 2 to the financial statements for a discussion of the storm cost financings;
  increased construction expenditures in 2008 due to Hurricane Gustav and Hurricane Ike, the Little Gypsy Unit 3 repowering project, and various nuclear project; and
  money pool activity.

Increases in Entergy Louisiana's receivable from the money pool are a use of cash flow, and Entergy Louisiana's receivable from the money pool increased by $106.4 million for the nine months ended September 30, 2008. The money pool is an inter-company borrowing arrangement designed to reduce Entergy's subsidiaries need for external short-term borrowings.

Financing Activities

Net cash provided by financing activities increased $425.1 million for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 primarily due to the issuance of $300 million of 6.50% Series First Mortgage Bonds in August 2008 and borrowings of $200 million on Entergy Louisiana's credit facility, partially offset by the repurchase, prior to maturity, of $60 million of Auction Rate governmental bonds, which are being held for remarketing at a later date, and money pool activity.

Decreases in Entergy Louisiana's payable to the money pool are a use of cash flow, and Entergy Louisiana's payable to the money pool decreased by $2.8 million for the nine months ended September 30, 2008 compared to increasing by $9.1 million for the nine months ended September 30, 2007. The money pool is an inter-company borrowing arrangement designed to reduce Entergy's subsidiaries' need for external short-term borrowings.

Capital Structure

Entergy Louisiana's capitalization is balanced between equity and debt, as shown in the following table. The increase in the debt to capital ratio for Entergy Louisiana as of September 30, 2008 is primarily due to borrowings of $200 million on Entergy Louisiana's credit facility and the issuance of $300 million 6.50% Series First Mortgage Bonds in August 2008, partially offset by the repurchase, prior to maturity, of $60 million of Auction Rate governmental bonds.

	September 30, 2008	December 31, 2007

Net debt to net capital	47.1%	43.4%
Effect of subtracting cash from debt	3.0%	-
Debt to capital	50.1%	43.4%

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

Entergy Louisiana's receivables from or (payables to) the money pool were as follows:
September 30, 2008	December 31, 2007	September 30, 2007	December 31, 2006
(In Thousands)

$106,427	($2,791)	($63,151)	($54,041)

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

As discussed in the Form 10-K, Entergy Louisiana has a credit facility in the amount of $200 million scheduled to expire in August 2012. As of September 30, 2008, $200 million was outstanding on the credit facility.

In April 2008, Entergy Louisiana repurchased, prior to maturity, $60 million of Auction Rate governmental bonds, which are being held for possible remarketing at a later date.

In August 2008, Entergy Louisiana issued $300 million of 6.50% Series First Mortgage Bonds due September 2018. The net proceeds of the issuance will be used for capital expenditures, working capital needs, and general corporate purposes. Prior to their application, the remaining net proceeds may be invested in temporary cash investments or the Entergy System money pool.

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

Insurance Claims

Entergy has settled its lawsuit against one of its excess insurers on the Hurricane Katrina claim, and in July 2008 received $71.5 million in proceeds on the claim. The July 2008 proceeds were allocated as follows: $2.0 million to Entergy Arkansas, $3.0 million to Entergy Gulf States Louisiana, $12.4 million to Entergy Louisiana, $1.8 million to Entergy Mississippi, and $48.4 million to Entergy New Orleans, with the remainder allocated in smaller amounts to other Entergy subsidiaries.

Storm Cost Financings

In March 2008, Entergy Gulf States Louisiana, Entergy Louisiana, and the Louisiana Utilities Restoration Corporation (LURC), an instrumentality of the State of Louisiana, filed at the LPSC an application requesting that the LPSC grant financing orders authorizing the financing of Entergy Gulf States Louisiana and Entergy Louisiana storm costs, storm reserves, and issuance costs pursuant to Act 55 of the Louisiana Legislature (Act 55 financings). The Act 55 financings are expected to produce additional customer benefits as compared to Act 64 traditional securitization.  Entergy Gulf States Louisiana and Entergy Louisiana also filed an application requesting LPSC approval for ancillary issues including the mechanism to flow charges and savings to customers via a Storm Cost Offset rider.  On April 3, 2008, the Louisiana State Bond Commission granted preliminary approval for the Act 55 financings.  On April 8, 2008, the Louisiana Public Facilities Authority (LPFA), which is the issuer of the bonds pursuant to the Act 55 financings, approved requests for the Act 55 financings.  On April 10, 2008, Entergy Gulf States Louisiana and Entergy Louisiana and the LPSC Staff filed with the LPSC an uncontested stipulated settlement that includes Entergy Gulf States Louisiana and Entergy Louisiana's proposals under the Act 55 financings, which includes a commitment to pass on to customers a minimum of $10 million and $30 million of customer benefits, respectively, through prospective annual rate reductions of $2 million and $6 million for five years. On April 16, 2008, the LPSC approved the settlement and issued two financing orders and one ratemaking order intended to facilitate implementation of the Act 55 financings.  In May 2008, the Louisiana State Bond Commission granted final approval of the Act 55 financings.

On July 29, 2008, the LPFA issued $687.7 million in bonds under the aforementioned Act 55. From the $679 million of bond proceeds loaned by the LPFA to the LURC, the LURC deposited $152 million in a restricted escrow account as a storm damage reserve for Entergy Louisiana and transferred $527 million directly to Entergy Louisiana. From the bond proceeds received by Entergy Louisiana from the LURC, Entergy Louisiana invested $545 million, including $17.8 million that was withdrawn from the restricted escrow account as approved by the April 16, 2008 LPSC orders, in exchange for 5,449,861.85 Class A preferred, non-voting, membership interest units of Entergy Holdings Company LLC, a company wholly-owned and consolidated by Entergy, that carry a 10% annual distribution rate. Distributions are payable quarterly commencing on September 15, 2008 and have a liquidation price of $100 per unit. The preferred membership interests are callable at the option of Entergy Holdings Company LLC after ten years. The terms of the membership interests include certain financial covenants to which Entergy Holdings Company LLC is subject, including the requirement to maintain a net worth of at least $1 billion.

Entergy Louisiana will not report the bonds on its balance sheet because the bonds are the obligation of the LPFA, and there is no recourse against Entergy Louisiana in the event of a bond default.

Little Gypsy Repowering Project

See the Form 10-K for a discussion of the Little Gypsy repowering project. The preconstruction and operating air permits for the Little Gypsy repowering project were issued by the Louisiana Department of Environmental Quality (LDEQ) in November 2007 under then-effective federal and state air regulations, including the EPA's Clean Air Mercury Rule that had been issued in 2005 (CAMR 2005). As discussed in more detail in Part I, Item 1, "Environmental Regulation, Clean Air Act and Subsequent Amendments, Hazardous Air Pollutants" in the Form 10-K, in February 2008 the U.S. Court of Appeals for the D.C. Circuit struck down CAMR 2005. The D.C. Circuit decision requires utilities that have not yet begun construction of the facility in question to undergo before beginning construction a case-by-case Maximum Achievable Control Technology (MACT) analysis for construction or reconstruction of emission units pursuant to the Clean Air Act. The Little Gypsy project as currently configured is expected to meet MACT standards. Little Gypsy received its construction permit before a formal MACT analysis was required, however, and Entergy Louisiana has sought a MACT determination from the LDEQ. The filing was made in June 2008, and the LDEQ has certified that the filing is complete. A decision on the MACT determination is expected by first quarter 2009. Entergy Louisiana also is awaiting permit determinations from several additional agencies. These permits are unrelated to CAMR 2005 and always have been part of the construction process. Onsite construction of the project was scheduled to begin in July 2008, but obtaining the MACT determination will cause a delay in the start of construction, which Entergy Louisiana now expects to begin in mid-year 2009. This delays the expected commercial operation date of the project to mid-year 2013.

The LPSC Phase I order has been appealed to the state district court in Baton Rouge, Louisiana by a group led by the Sierra Club and represented by the Tulane Environmental Law Clinic. A status conference is set for December 3, 2008, at which time a procedural schedule should be established for the appeal.

The LPSC had approved the temporary suspension of Phase II of the Little Gypsy proceedings because Entergy Louisiana must update its estimated project cost and schedule in order to support the request to recover cash earnings on its construction work in progress (CWIP) costs. On October 16, 2008, Entergy Louisiana, together with Entergy Gulf States Louisiana, filed an application to resume Phase II of the proceeding. The Phase II filing seeks certification for Entergy Gulf States Louisiana to participate in a one-third ownership share in the repowering project. In addition, Entergy Louisiana and Entergy Gulf States Louisiana seek recovery of approximately 79% of their construction financing costs through the recovery of cash earnings on CWIP costs. The LPSC previously found that the recovery of CWIP for a large baseload project may be in the public interest as cash earnings may be needed to protect the utility's financial integrity, maintain an acceptable credit rating, prevent an undue increase in the utility's cost of capital, or to accomplish phasing in of the cost of a large capital project for the benefit of customers. In Phase II, the LPSC will rule on Entergy Gulf States Louisiana's certification request, determine the appropriate amount of CWIP costs, if any, to be recovered and will develop the allocation, accounting and rate recovery mechanisms for such recovery. The LPSC also will determine the appropriate procedure or mechanism for synchronizing base rate recovery of Little Gypsy's fixed or non-fuel costs with its commercial in-service date. A status conference is set for November 14, 2008, at which time a procedural schedule should be established for Phase II. Entergy Louisiana and Entergy Gulf States Louisiana have requested that the case be decided in time to permit the recovery of cash earnings on CWIP beginning in July 2009.

Entergy Louisiana expects a net reduction of committed capital expenditures for 2008-2010 of approximately $210 million from the estimates disclosed in the Form 10-K as a result of delayed construction of the Little Gypsy repowering project. The delay is expected to increase the total project cost, however, from approximately $1.55 billion to $1.76 billion, primarily due to price escalation on non-contracted equipment and material and increased carrying cost due to the extended construction period.

Waterford 3 Steam Generator Replacement Project

As discussed in more detail in the Form 10-K, Entergy Louisiana plans to replace the Waterford 3 steam generators, along with the reactor vessel closure head and control element drive mechanisms, in 2011.  In June 2008, Entergy Louisiana filed with the LPSC for approval of the project, including full cost recovery. Entergy Louisiana estimates in the filing that it will spend approximately $511 million on this project. The petition seeks relief in two phases. Phase I seeks certification within 120 days that the public convenience and necessity would be served by undertaking this project. Among other relief requested, Entergy Louisiana is also seeking approval for a procedure to synchronize permanent base rate recovery when the project is placed in service, either by a formula rate plan or base rate filing. In Phase II, Entergy Louisiana will seek cash earnings on construction work in progress. The settlement also provides that Phase II of the proceeding will be consolidated with Phase II of the Little Gypsy proceeding described above. An ALJ will consider the settlement at a hearing scheduled for November 7, 2008.

Significant Factors, Known Trends, and Uncertainties

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends" in the Form 10-K for a discussion of state and local rate regulation, federal regulation, the Energy Policy Act of 2005, utility restructuring, nuclear matters, and environmental risks. Following are updates to the information provided in the Form 10-K.

Retail Rates

In May 2008, Entergy Louisiana made its formula rate plan filing with the LPSC for the 2007 test year, seeking an $18.4 million rate increase, comprised of $12.6 million of recovery of incremental and deferred capacity costs and $5.8 million based on a cost of service revenue deficiency related to continued lost contribution to fixed costs associated with the loss of customers due to Hurricane Katrina. The filing includes two alternative versions of the calculated revenue requirement, one that reflects Entergy Louisiana's full request for recovery of the loss of fixed cost contribution and the other that reflects the anticipated rate implementation in September 2008, subject to refund, of only a portion of the full request, with the remainder deferred, until the lost fixed cost contribution issue is resolved. Under the first alternative, Entergy Louisiana's earned return on common equity was 9.44%, whereas under the other alternative, its earned return on common equity was 9.04%. The LPSC staff and intervenors issued their reports on Entergy Louisiana's filing on July 31, 2008 and, with minor exceptions, primarily raised proposed disallowance issues that were previously raised with regard to Entergy Louisiana's May 2007 filing and remain at issue in that proceeding. Entergy Louisiana disagrees with the majority of the proposed adjustments. In August 2008, Entergy Louisiana implemented a $43.9 million formula rate plan decrease to remove interim storm cost recovery and to reduce the storm damage accrual. Entergy Louisiana then implemented a $16.9 million formula rate plan increase, subject to refund, effective the first billing cycle in September 2008, comprised of $12.6 million of recovery of incremental and deferred capacity costs and $4.3 million based on a cost of service deficiency. A procedural schedule has not been established yet for further consideration of the issues raised regarding the formula rate plan filing.

In May 2007, Entergy Louisiana made its formula rate plan filing with the LPSC for the 2006 test year, indicating a 7.6% earned return on common equity. That filing included Entergy Louisiana's request to recover $39.8 million in unrecovered fixed costs associated with the loss of customers that resulted from Hurricane Katrina, a request that was recently reduced to $31.7 million. In September 2007, Entergy Louisiana modified its formula rate plan filing to reflect its implementation of certain adjustments proposed by the LPSC Staff in its review of Entergy Louisiana's original filing with which Entergy Louisiana agreed, and to reflect its implementation of an $18.4 million annual formula rate plan increase comprised of (1) a $23.8 million increase representing 60% of Entergy Louisiana's revenue deficiency, and (2) a $5.4 million decrease for reduced incremental and deferred capacity costs. The LPSC authorized Entergy Louisiana to defer for accounting purposes the difference between its $39.8 million claim, now at $31.7 million, for unrecovered fixed cost and 60% of the revenue deficiency to preserve Entergy Louisiana's right to pursue that claim in full during the formula rate plan proceeding. In October 2007, Entergy Louisiana implemented a $7.1 million formula rate plan decrease that was due primarily to the reclassification of certain franchise fees from base rates to collection via a line item on customer bills pursuant to an LPSC Order. The LPSC staff and intervenors have recommended disallowance of certain costs included in Entergy Louisiana's filing. Entergy Louisiana disagrees with the majority of the proposed disallowances and a hearing on the disputed issues was held in late-September/early-October 2008. Post-hearing briefing is scheduled to conclude in mid-December 2008.

In May 2006, Entergy Louisiana made its formula rate plan filing with the LPSC for the 2005 test year. Entergy Louisiana modified the filing in August 2006 to reflect a 9.45% return on equity which is within the allowed bandwidth. The modified filing includes an increase of $24.2 million for interim recovery of storm costs from Hurricanes Katrina and Rita and a $119.2 million rate increase to recover LPSC-approved incremental deferred and ongoing capacity costs. The filing requested recovery of approximately $50 million for the amortization of capacity deferrals over a three-year period, including carrying charges, and approximately $70 million for ongoing capacity costs. The increase was implemented, subject to refund, with the first billing cycle of September 2006. Entergy Louisiana subsequently updated its formula rate plan rider to reflect adjustments proposed by the LPSC Staff with which it agrees. The adjusted return on equity of 9.56% remains within the allowed bandwidth. Ongoing and deferred incremental capacity costs were reduced to $118.7 million. The updated formula rate plan rider was implemented, subject to refund, with the first billing cycle of October 2006. An uncontested stipulated settlement was filed in February 2008 that will leave the current base rates in place, and the LPSC approved the settlement in March 2008. In the settlement Entergy Louisiana agreed to credit customers $7.2 million, plus $0.7 million of interest, for customer contributions to the Central States Compact in Nebraska that was never completed and agreed to a one-time $2.6 million deduction from the deferred capacity cost balance. The credit, for which Entergy Louisiana had previously recorded a provision, was made in May 2008.

Federal Regulation

See "System Agreement Proceedings" and "Independent Coordinator of Transmission" in the "Significant Factors and Known Trends" section of Entergy Corporation and Subsidiaries Management's Financial Discussion and Analysis for updates to the discussion in the Form 10-K.

Critical Accounting Estimates

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy Louisiana's accounting for nuclear decommissioning costs, unbilled revenue, and qualified pension and other postretirement benefits, and see Entergy Corporation and Subsidiaries "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in this Form 10-Q for an update to the discussion regarding qualified pension and other postretirement benefits.

New Accounting Pronouncements

See "New Accounting Pronouncements" section of Entergy Corporation and Subsidiaries Management's Financial Discussion and Analysis for a discussion of new accounting pronouncements.

ENTERGY LOUISIANA, LLC
INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2008 and 2007
(Unaudited)

	Three Months Ended		Nine Months Ended
	2008	2007	2008	2007
	(In Thousands)		(In Thousands)

OPERATING REVENUES
Electric	$1,021,588	$801,890	$2,340,109	$2,075,668

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	476,050	266,674	731,324	633,392
Purchased power	276,996	214,769	841,845	638,697
Nuclear refueling outage expenses	5,196	4,494	13,921	13,109
Other operation and maintenance	89,936	108,055	302,345	304,216
Decommissioning	5,021	4,673	14,796	13,772
Taxes other than income taxes	17,801	15,296	49,049	44,072
Depreciation and amortization	48,354	36,097	143,324	134,289
Other regulatory charges - net	4,634	11,071	25,561	33,363
TOTAL	923,988	661,129	2,122,165	1,814,910

OPERATING INCOME	97,600	140,761	217,944	260,758

OTHER INCOME
Allowance for equity funds used during construction	4,530	2,737	11,552	8,994
Interest and dividend income	19,520	(526)	28,225	4,929
Miscellaneous - net	(947)	(876)	(2,886)	(2,565)
TOTAL	23,103	1,335	36,891	11,358

INTEREST AND OTHER CHARGES
Interest on long-term debt	21,046	20,084	59,378	60,667
Other interest - net	5,065	5,271	9,251	10,989
Allowance for borrowed funds used during construction	(2,772)	(1,842)	(7,077)	(6,142)
TOTAL	23,339	23,513	61,552	65,514

INCOME BEFORE INCOME TAXES	97,364	118,583	193,283	206,602

Income taxes	33,139	41,272	72,919	74,725

NET INCOME	64,225	77,311	120,364	131,877

Preferred dividend requirements and other	1,738	1,738	5,213	5,213

EARNINGS APPLICABLE TO
COMMON EQUITY	$62,487	$75,573	$115,151	$126,664

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2008 and 2007
(Unaudited)

	2008	2007
	(In Thousands)

OPERATING ACTIVITIES
Net income	$120,364	$131,877
Adjustments to reconcile net income to net cash flow provided by operating activities:
Other regulatory charges - net	25,561	33,363
Depreciation, amortization, and decommissioning	158,120	148,061
Deferred income taxes, investment tax credits, and non-current taxes accrued	28,473	(38,843)
Changes in working capital:
Receivables	(79,325)	(125,163)
Accounts payable	30,663	(96,906)
Taxes accrued	96,964	71,381
Interest accrued	(230)	4,253
Deferred fuel costs	(101,082)	44,518
Other working capital accounts	(42,171)	29,030
Provision for estimated losses and reserves	135,054	(5,425)
Changes in other regulatory assets	599,709	(96,758)
Other	(46,102)	93,729
Net cash flow provided by operating activities	925,998	193,117

INVESTING ACTIVITIES
Construction expenditures	(400,146)	(223,734)
Allowance for equity funds used during construction	11,552	8,994
Insurance proceeds	11,317	10,065
Nuclear fuel purchases	(71,253)	(3,131)
Proceeds from the sale/leaseback of nuclear fuel	70,818	14,279
Payment to storm reserve escrow account	(134,423)	-
Investment in affiliates	(544,994)	-
Proceeds from nuclear decommissioning trust fund sales	15,163	17,768
Investment in nuclear decommissioning trust funds	(20,341)	(23,472)
Change in money pool receivable - net	(106,427)	-
Net cash flow used in investing activities	(1,168,734)	(199,231)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	297,048	-
Additional equity from parent	-	1,119
Retirement of long-term debt	(60,000)	-
Change in money pool payable - net	(2,791)	9,110
Changes in credit borrowing, net	200,000	-
Distributions paid:
Preferred membership interests	(5,213)	(6,331)
Net cash flow provided by financing activities	429,044	3,898

Net increase (decrease) in cash and cash equivalents	186,308	(2,216)

Cash and cash equivalents at beginning of period	300	2,743

Cash and cash equivalents at end of period	$186,608	$527

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period for:
Interest - net of amount capitalized	$66,352	$64,457
Income taxes	($5,661)	$98,904

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC
BALANCE SHEETS
ASSETS
September 30, 2008 and December 31, 2007
(Unaudited)

	2008	2007
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$513	$300
Temporary cash investments - at cost,
which approximates market	186,095	-
Total cash and cash equivalents	186,608	300
Accounts receivable:
Customer	207,227	96,679
Allowance for doubtful accounts	(1,864)	(1,988)
Associated companies	183,614	91,873
Other	10,103	14,186
Accrued unbilled revenues	63,282	75,860
Total accounts receivable	462,362	276,610
Deferred fuel costs	52,298	-
Accumulated deferred income taxes	-	15,229
Materials and supplies - at average cost	129,074	108,959
Deferred nuclear refueling outage costs	25,807	7,080
Prepayments and other	14,644	7,820
TOTAL	870,793	415,998

OTHER PROPERTY AND INVESTMENTS
Investment in affiliates	544,994	-
Decommissioning trust funds	199,758	221,971
Non-utility property - at cost (less accumulated depreciation)	1,351	1,488
Note receivable - Entergy New Orleans	9,353	9,353
Storm reserve escrow account	134,423	-
Other	504	4
TOTAL	890,383	232,816

UTILITY PLANT
Electric	6,708,636	6,550,597
Property under capital lease	253,387	253,387
Construction work in progress	463,179	276,974
Nuclear fuel under capital lease	87,456	44,532
TOTAL UTILITY PLANT	7,512,658	7,125,490
Less - accumulated depreciation and amortization	3,208,728	3,095,473
UTILITY PLANT - NET	4,303,930	4,030,017

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
SFAS 109 regulatory asset - net	85,781	117,322
Other regulatory assets	408,547	832,449
Deferred fuel costs	67,998	67,998
Long-term receivables	1,772	2,982
Other	22,429	23,539
TOTAL	586,527	1,044,290

TOTAL ASSETS	$6,651,633	$5,723,121

See Notes to Financial Statements.

106

ENTERGY LOUISIANA, LLC
BALANCE SHEETS
LIABILITIES AND MEMBERS' EQUITY
September 30, 2008 and December 31, 2007
(Unaudited)

	2008	2007
	(In Thousands)

CURRENT LIABILITIES
Accounts payable:
Associated companies	$67,796	$65,930
Other	330,973	148,651
Customer deposits	79,075	79,013
Taxes accrued	104,720	7,756
Accumulated deferred income taxes	7,056	-
Interest accrued	29,509	29,739
Deferred fuel costs	-	48,784
Obligations under capital leases	42,714	42,714
Pension and other postretirement liabilities	8,936	8,772
System agreement cost equalization	15,524	46,000
Gas hedge contracts	24,662	2,741
Other	28,044	16,220
TOTAL	739,009	496,320

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,797,779	1,803,430
Accumulated deferred investment tax credits	83,647	86,045
Obligations under capital leases	44,742	1,818
Other regulatory liabilities	62,033	127,836
Decommissioning	271,862	257,066
Accumulated provisions	153,459	18,405
Pension and other postretirement liabilities	151,626	145,786
Long-term debt	1,587,465	1,147,660
Other	89,923	85,214
TOTAL	4,242,536	3,673,260

Commitments and Contingencies

MEMBERS' EQUITY
Preferred membership interests without sinking fund	100,000	100,000
Members' equity	1,596,610	1,481,509
Accumulated other comprehensive loss	(26,522)	(27,968)
TOTAL	1,670,088	1,553,541

TOTAL LIABILITIES AND MEMBERS' EQUITY	$6,651,633	$5,723,121

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC
STATEMENTS OF MEMBERS' EQUITY AND COMPREHENSIVE INCOME
For the Three and Nine Months Ended September 30, 2008 and 2007
(Unaudited)

	Three Months Ended
	2008		2007
	(In Thousands)
MEMBERS' EQUITY
Members' Equity - Beginning of period	$1,534,173		$1,396,213

Add:
Net income	64,225	$64,225	77,311	$77,311

Deduct:
Distributions declared:
Preferred membership interests	1,738	1,738	1,738	1,738
Other	50		-
	1,788		1,738

Members' Equity - End of period	$1,596,610		$1,471,786

ACCUMULATED OTHER COMPREHENSIVE
LOSS (Net of Taxes):
Balance at beginning of period:
Pension and other postretirement liabilities	($27,004)		($24,673)

Pension and other postretirement liabilities (net of tax expense of $409 and $465)	482	482	512	512

Balance at end of period:
Pension and other postretirement liabilities	($26,522)		($24,161)
Comprehensive Income		$62,969		$76,085

	Nine Months Ended
	2008		2007
	(In Thousands)
MEMBERS' EQUITY
Members' Equity - Beginning of period	$1,481,509		$1,344,003

Add:
Net income	120,364	$120,364	131,877	$131,877
Additional equity from parent	-		1,119
	120,364		132,996

Deduct:
Distributions declared:
Preferred membership interests	5,213	5,213	5,213	5,213
Other	50		-
	5,263		5,213

Members' Equity - End of period	$1,596,610		$1,471,786

ACCUMULATED OTHER COMPREHENSIVE
LOSS (Net of Taxes):
Balance at beginning of period:
Pension and other postretirement liabilities	($27,968)		($25,695)

Pension and other postretirement liabilities (net of tax expense of $1,227 and $1,397)	1,446	1,446	1,534	1,534

Balance at end of period:
Pension and other postretirement liabilities	($26,522)		($24,161)
Comprehensive Income		$116,597		$128,198

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC
SELECTED OPERATING RESULTS
For the Three and Nine Months Ended September 30, 2008 and 2007
(Unaudited)

	Three Months Ended		Increase/
Description	2008	2007	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$365	$285	$80	28
Commercial	218	164	54	33
Industrial	333	215	118	55
Governmental	16	11	5	45
Total retail	932	675	257	38
Sales for resale
Associated companies	104	101	3	3
Non-associated companies	2	3	(1)	(33)
Other	(16)	23	(39)	(170)
Total	$1,022	$802	$220	27

Billed Electric Energy
Sales (GWh):
Residential	2,756	2,914	(158)	(5)
Commercial	1,688	1,740	(52)	(3)
Industrial	3,444	3,403	41	1
Governmental	118	112	6	5
Total retail	8,006	8,169	(163)	(2)
Sales for resale
Associated companies	613	752	(139)	(18)
Non-associated companies	49	34	15	44
Total	8,668	8,955	(287)	(3)

	Nine Months Ended		Increase/
Description	2008	2007	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$762	$665	$97	15
Commercial	500	437	63	14
Industrial	797	658	139	21
Governmental	38	32	6	19
Total retail	2,097	1,792	305	17
Sales for resale
Associated companies	201	208	(7)	(3)
Non-associated companies	7	9	(2)	(22)
Other	35	67	(32)	(48)
Total	$2,340	$2,076	$264	13

Billed Electric Energy
Sales (GWh):
Residential	6,703	6,721	(18)	-
Commercial	4,431	4,415	16	-
Industrial	10,111	9,898	213	2
Governmental	348	336	12	4
Total retail	21,593	21,370	223	1
Sales for resale
Associated companies	1,723	1,704	19	1
Non-associated companies	102	92	10	11
Total	23,418	23,166	252	1

ENTERGY MISSISSIPPI, INC.

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Third Quarter 2008 Compared to Third Quarter 2007

Net income decreased by $8.2 million primarily due to lower net revenue, higher other operation and maintenance expenses, and higher taxes other than income taxes, partially offset by lower interest charges.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Net income decreased by $7.1 million primarily due to higher other operation and maintenance expenses, lower other income, and a higher effective income tax rate in 2008, partially offset by higher net revenue.

Net Revenue

Third Quarter 2008 Compared to Third Quarter 2007

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges. Following is an analysis of the change in net revenue comparing the third quarter 2008 to the third quarter 2007.

Amount
(In Millions)

2007 net revenue	$151.0
Volume/weather	(7.1)
Reserve equalization	(3.0)
Rider revenue	2.4
Attala costs	4.3
Other	(3.2)
2008 net revenue	$144.4

The volume/weather variance is primarily due to the effect of less favorable weather on billed and unbilled electric sales compared to the same period in 2007. Billed electricity usage decreased a total of 185 GWh in the residential and commercial sectors.

The reserve equalization variance is primarily due to a revision in 2008 of reserve equalization payments among Entergy companies due to a FERC ruling regarding the inclusion of interruptible loads in reserve equalization calculations and lower reserve equalization revenue related to changes in the Entergy System generation mix compared to the same period in 2007.

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

Gross operating revenues, fuel and purchased power expenses, and other regulatory charges

Gross operating revenues increased primarily due to an increase of $90.7 million in fuel cost recoveries due to higher fuel rates. The increase was partially offset by a decrease of $35 million in gross wholesale revenues due to a decrease in net generation and purchases in excess of decreased net area demand resulting in less energy available for resale sales coupled with a decrease in System Agreement remedy receipts.

Fuel and purchased power expenses increased primarily due to an increase in the average market prices of natural gas and purchased power, partially offset by decreased demand.

Other regulatory charges increased primarily due to increased recovery of costs associated with the power management recovery rider. There is no material effect on net income due to quarterly adjustments to the power management recovery rider.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges. Following is an analysis of the change in net revenue comparing the nine months ended September 30, 2008 to the nine months ended September 30, 2007.

Amount
(In Millions)

2007 net revenue	$371.0
Attala costs	9.9
Rider revenue	6.1
Base revenue	5.2
Volume/weather	(2.9)
Reserve equalization	(3.6)
Other	(0.5)
2008 net revenue	$385.2

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

The volume/weather variance is primarily due to the effect of less favorable weather on billed and unbilled electric sales compared to the same period in 2007. Billed electricity usage decreased a total of 87 GWh in the residential and commercial sectors.

The reserve equalization variance is primarily due to changes in the Entergy System generation mix compared to the same period in 2007 and a revision of reserve equalization payments among Entergy companies due to a FERC ruling regarding the inclusion of interruptible loads in reserve equalization calculations.

Gross operating revenues, fuel and purchased power expenses, and other regulatory charges

Gross operating revenues increased primarily due to an increase of $107.3 million in fuel cost recoveries due to higher fuel rates, partially offset by a decrease of $30.5 million in gross wholesale revenues due to a decrease in net generation and purchases in excess of decreased net area demand resulting in less energy available for resale sales coupled with a decrease in System Agreement remedy receipts.

Fuel and purchased power expenses increased primarily due to increases in the average market prices of natural gas and purchased power, partially offset by decreased demand and decreased recovery from customers of deferred fuel costs.

Other regulatory charges increased primarily due to increased recovery through the Grand Gulf Rider of Grand Gulf capacity costs due to higher rates and increased recovery of costs associated with the power management recovery rider. There is no material effect on net income due to quarterly adjustments to the power management recovery rider.

Other Income Statement Variances

Third Quarter 2008 Compared to Third Quarter 2007

Other operation and maintenance expenses increased primarily due to an increase of $2.9 million in loss reserves for storm damages and an increase of $1.6 million due to higher fossil plant maintenance costs. The increase was partially offset by a decrease of $2.3 million in payroll-related costs.

Taxes other than income taxes increased due to an increase in local franchise taxes as a result of higher revenues primarily in the commercial sector as compared to 2007.

Interest and other charges decreased primarily due to interest expense of $1.7 million recorded in the third quarter 2007 on advances from independent power producers per a FERC order.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Other operation and maintenance expenses increased primarily due to:

  an increase of $8 million in loss reserves for storm damages;
  an increase of $5.3 million in fossil expenses due to higher plant maintenance costs, higher Attala equipment service agreement expenses, and increased outage costs; and
  an increase of $2.2 million in distribution expenses due primarily to a higher non-incremental storm adjustment, the timing of contract work, and lower reimbursements.

The increase was partially offset by a decrease of $3 million in payroll-related costs.

Other income decreased primarily due to the gain recorded in 2007 on the sale of non-utility property.

Income Taxes

The effective income tax rate was 37.3% for the third quarter 2008 and 36.7% for the nine months ended September 30, 2008. The difference in the effective income tax rate for the third quarter 2008 versus the federal statutory rate of 35% is primarily due to state income taxes.

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

Liquidity and Capital Resources

Cash Flow

Cash flows for the nine months ended September 30, 2008 and 2007 were as follows:

	2008	2007
	(In Thousands)

Cash and cash equivalents at beginning of period	$40,582	$73,417

Cash flow provided by (used in):
Operating activities	33,744	106,474
Investing activities	(87,621)	(17,379)
Financing activities	15,028	(125,721)
Net decrease in cash and cash equivalents	(38,849)	(36,626)

Cash and cash equivalents at end of period	$1,733	$36,791

Operating Activities

Cash flow provided by operating activities decreased $72.7 million for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 primarily due to the decreased recovery of deferred fuel costs and securitization proceeds of $48 million received in 2007, partially offset by the timing of payments to vendors and the collection of receivables from customers. Fuel prices have been increasing and, due to the time lag before the fuel recovery rate increases in response, Entergy Mississippi has under-recovered fuel costs thus far in 2008.

Investing Activities

Cash flow used in investing activities increased $70.2 million for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 primarily due to the receipt of proceeds in 2007 from funds held in trust in 2006 that were used for the redemption in January 2007, prior to maturity, of its $100 million, 4.35% Series First Mortgage Bonds, partially offset by the transfer in 2007 of $30.4 million to a storm damage reserve escrow account and money pool activity.

Decreases in Entergy Mississippi's receivable from the money pool are a source of cash flow, and Entergy Mississippi's receivable from the money pool decreased by $21 million for the nine months ended September 30, 2008 compared to decreasing by $16.5 million for the nine months ended September 30, 2007. The money pool is an inter-company borrowing arrangement designed to reduce Entergy's subsidiaries' need for external short-term borrowings.

Financing Activities

Entergy Mississippi's financing activities provided $15 million in cash flow for the nine months ended September 30, 2008 compared to using $125.7 million in cash flow for the nine months ended September 30, 2007 primarily due to the redemption, prior to maturity, of $100 million of 4.35% Series First Mortgage Bonds in January 2007, money pool activity, and a decrease of $13 million in common stock dividends paid.

Increases in Entergy Mississippi's payable to the money pool are a source of cash flow, and Entergy Mississippi's payable to the money pool increased by $28.3 million for the nine months ended September 30, 2008. The money pool is an inter-company borrowing arrangement designed to reduce Entergy's subsidiaries' need for external short-term borrowings.

Capital Structure

Entergy Mississippi's capitalization is balanced between equity and debt, as shown in the following table.

	September 30, 2008	December 31, 2007

Net debt to net capital	48.4%	48.4%
Effect of subtracting cash from debt	0.0%	1.5%
Debt to capital	48.4%	49.9%

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

Entergy Mississippi's receivables from or (payables to) the money pool were as follows:

September 30, 2008	December 31, 2007	September 30, 2007	December 31, 2006
(In Thousands)

($28,250)	$20,997	$16,498	$39,573

In May 2007, $6.6 million of Entergy Mississippi's receivable from the money pool was replaced by a note receivable from Entergy New Orleans. See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

As discussed in the Form 10-K, Entergy Mississippi has two separate credit facilities in the aggregate amount of $50 million and renewed both facilities through May 2009. Borrowings under the credit facilities may be secured by a security interest in Entergy Mississippi's accounts receivable. No borrowings were outstanding under either credit facility as of September 30, 2008.

In April 2008, Entergy Mississippi repurchased its $30 million series of Independence County Pollution Control Revenue Bonds due July 2022. In June 2008, Entergy Mississippi remarketed the series and fixed the interest rate to maturity at 4.90%. Entergy Mississippi used the proceeds from the remarketing to repay short-term borrowings that were drawn on its credit facilities to repurchase the bonds in April 2008.

Significant Factors, Known Trends, and Uncertainties

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends" in the Form 10-K for a discussion of state and local rate regulation, federal regulation, the Energy Policy Act of 2005, and utility restructuring. Following is an update to that discussion.

State and Local Rate Regulation

Fuel and purchased power cost recovery

In May 2008, Entergy Mississippi filed its quarterly fuel adjustment factor for the third quarter 2008, effective beginning with July 2008 bills. The third quarter 2008 factor is $0.038861/kWh, which is an increase from the $0.010878/kWh factor for the second quarter 2008. The increase is due to a significant increase in fuel prices, and Entergy Mississippi has gone from an over-recovery to an under-recovery position during 2008. After a decline in fuel prices, Entergy Mississippi filed on August 13, 2008 a mid-quarter revision to its fuel adjustment factor. The revised factor is $0.024058/kWh, effective for September 2008 bills. On August 15, 2008, Entergy Mississippi filed its quarterly fuel adjustment factor for the fourth quarter 2008, effective beginning with October 2008 bills. Under an agreement with the Mississippi Public Utilities staff, approved by the MPSC, the fourth quarter 2008 rate will be set at the September 2008 rate of $0.024058/kWh.

In July 2008, the MPSC began a proceeding to investigate the fuel procurement practices and fuel adjustment schedules of the Mississippi utility companies, including Entergy Mississippi. A two-day public hearing was held in July 2008, and after a recess during which the MPSC reviewed information, the hearing resumed on August 5, 2008 for additional testimony by an expert witness retained by the MPSC. The expert witness presented testimony regarding a review of the utilities' fuel adjustment clauses.  The MPSC stated that the goal of the proceeding is fact-finding so that the MPSC may decide whether to amend the current fuel cost recovery process.

The Mississippi attorney general has also issued a civil investigative demand directed at Entergy Corporation, Entergy Mississippi, and Entergy Services regarding information related to Entergy Mississippi's fuel adjustment clause. The Mississippi attorney general states that he is investigating whether Entergy has violated Mississippi's consumer protection laws. Entergy opposes the civil investigative demand of the Mississippi attorney general on several grounds, including that the proper jurisdiction for the Mississippi attorney general's request for information is through the MPSC and the FERC. On October 29, 2008, the MPSC issued a subpoena to Entergy Mississippi and Entergy Services requesting documents associated with fuel adjustment clause litigation in Louisiana involving Entergy Louisiana and Entergy New Orleans.

Formula rate plan filing

In March 2008, Entergy Mississippi made its annual scheduled formula rate plan filing for the 2007 test year with the MPSC.  The filing showed that a $10.1 million increase in annual electric revenues is warranted. In June 2008, Entergy Mississippi reached a settlement with the Mississippi Public Utilities Staff that results in a $3.8 million rate increase. An MPSC decision on the settlement is pending.

Federal Regulation

See "System Agreement Proceedings" and "Independent Coordinator of Transmission" in the "Significant Factors and Known Trends" section of Entergy Corporation and Subsidiaries Management's Financial Discussion and Analysis for updates to the discussion in the Form 10-K.

Critical Accounting Estimates

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy Mississippi's accounting for unbilled revenue and qualified pension and other postretirement benefits, and see Entergy Corporation and Subsidiaries "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in this Form 10-Q for an update to the discussion regarding qualified pension and other postretirement benefits.

New Accounting Pronouncements

See "New Accounting Pronouncements" section of Entergy Corporation and Subsidiaries Management's Financial Discussion and Analysis for a discussion of new accounting pronouncements.

ENTERGY MISSISSIPPI, INC.
INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2008 and 2007
(Unaudited)

	Three Months Ended		Nine Months Ended
	2008	2007	2008	2007
	(In Thousands)		(In Thousands)

OPERATING REVENUES
Electric	$491,113	$447,244	$1,137,945	$1,063,685

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	164,632	186,302	313,824	358,377
Purchased power	149,603	102,964	365,971	308,085
Other operation and maintenance	49,748	47,673	160,094	145,381
Taxes other than income taxes	18,412	15,147	48,386	47,037
Depreciation and amortization	21,082	20,218	62,356	60,429
Other regulatory charges - net	32,509	7,005	72,908	26,289
TOTAL	435,986	379,309	1,023,539	945,598

OPERATING INCOME	55,127	67,935	114,406	118,087

OTHER INCOME
Allowance for equity funds used during construction	782	756	2,396	3,149
Interest and dividend income	649	1,458	1,423	4,099
Miscellaneous - net	(460)	(541)	483	1,652
TOTAL	971	1,673	4,302	8,900

INTEREST AND OTHER CHARGES
Interest on long-term debt	10,404	10,682	31,149	31,501
Other interest - net	1,723	3,447	4,168	5,929
Allowance for borrowed funds used during construction	(541)	(485)	(1,444)	(2,065)
TOTAL	11,586	13,644	33,873	35,365

INCOME BEFORE INCOME TAXES	44,512	55,964	84,835	91,622

Income taxes	16,588	19,839	31,102	30,757

NET INCOME	27,924	36,125	53,733	60,865

Preferred dividend requirements and other	707	707	2,121	2,121

EARNINGS APPLICABLE TO
COMMON STOCK	$27,217	$35,418	$51,612	$58,744

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY MISSISSIPPI, INC.
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2008 and 2007
(Unaudited)

	2008	2007
	(In Thousands)

OPERATING ACTIVITIES
Net income	$53,733	$60,865
Adjustments to reconcile net income to net cash flow provided by operating activities:
Other regulatory charges - net	72,908	26,289
Depreciation and amortization	62,356	60,429
Deferred income taxes, investment tax credits, and non-current taxes accrued	1,441	(39,128)
Changes in working capital:
Receivables	(67,954)	(82,111)
Fuel inventory	1,468	(236)
Accounts payable	40,189	24,156
Taxes accrued	21,283	36,677
Interest accrued	2,924	2,775
Deferred fuel costs	(134,470)	(63,150)
Other working capital accounts	26,665	14,449
Provision for estimated losses and reserves	(10,079)	39,907
Changes in other regulatory assets	4,955	31,292
Other	(41,675)	(5,740)
Net cash flow provided by operating activities	33,744	106,474

INVESTING ACTIVITIES
Construction expenditures	(110,277)	(109,264)
Allowance for equity funds used during construction	2,396	3,149
Changes in other temporary investments - net	-	100,000
Proceeds from sale of assets	-	2,616
Change in money pool receivable - net	20,997	16,474
Payment to storm reserve escrow account	(737)	(30,354)
Net cash flow used in investing activities	(87,621)	(17,379)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	29,499	-
Retirement of long-term debt	(30,000)	(100,000)
Change in money pool payable - net	28,250	-
Dividends paid:
Common stock	(10,600)	(23,600)
Preferred stock	(2,121)	(2,121)
Net cash flow provided by (used in) financing activities	15,028	(125,721)

Net decrease in cash and cash equivalents	(38,849)	(36,626)

Cash and cash equivalents at beginning of period	40,582	73,417

Cash and cash equivalents at end of period	$1,733	$36,791

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$30,869	$32,768
Income taxes	$4,209	$8,290

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
BALANCE SHEETS
ASSETS
September 30, 2008 and December 31, 2007
(Unaudited)

	2008	2007
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$1,733	$117
Temporary cash investments - at cost,
which approximates market	-	40,465
Total cash and cash equivalents	1,733	40,582
Accounts receivable:
Customer	112,226	62,052
Allowance for doubtful accounts	(1,201)	(615)
Associated companies	16,720	23,534
Other	7,881	8,234
Accrued unbilled revenues	38,071	33,535
Total accounts receivable	173,697	126,740
Deferred fuel costs	57,888	-
Accumulated deferred income taxes	-	7,686
Fuel inventory - at average cost	8,898	10,366
Materials and supplies - at average cost	31,321	30,167
Prepayments and other	6,399	13,701
TOTAL	279,936	229,242

OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity	5,535	5,531
Non-utility property - at cost (less accumulated depreciation)	5,036	5,140
Storm reserve escrow account	31,485	30,748
Note receivable - Entergy New Orleans	7,610	7,610
TOTAL	49,666	49,029

UTILITY PLANT
Electric	2,919,691	2,829,065
Property under capital lease	8,140	9,116
Construction work in progress	79,891	72,753
TOTAL UTILITY PLANT	3,007,722	2,910,934
Less - accumulated depreciation and amortization	1,046,863	995,902
UTILITY PLANT - NET	1,960,859	1,915,032

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
SFAS 109 regulatory asset - net	35,293	29,868
Other regulatory assets	143,107	141,717
Other	22,087	21,381
TOTAL	200,487	192,966

TOTAL ASSETS	$2,490,948	$2,386,269

See Notes to Financial Statements.

120

ENTERGY MISSISSIPPI, INC.
BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY
September 30, 2008 and December 31, 2007
(Unaudited)

	2008	2007
	(In Thousands)

CURRENT LIABILITIES
Accounts payable:
Associated companies	$80,909	$46,424
Other	79,457	36,104
Customer deposits	57,498	55,719
Taxes accrued	57,321	36,038
Accumulated deferred income taxes	7,303	-
Interest accrued	18,118	15,194
Deferred fuel costs	-	76,582
System agreement cost equalization	8,664	-
Gas hedge contracts	12,262	2,273
Other	6,717	6,632
TOTAL	328,249	274,966

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	524,498	535,469
Accumulated deferred investment tax credits	8,891	9,748
Obligations under capital lease	6,773	7,806
Other regulatory liabilities	50,351	-
Asset retirement cost liabilities	4,714	4,505
Accumulated provisions	40,185	50,264
Pension and other postretirement liabilities	45,361	56,946
Long-term debt	695,314	695,266
Other	38,544	44,243
TOTAL	1,414,631	1,404,247

Commitments and Contingencies

SHAREHOLDERS' EQUITY
Preferred stock without sinking fund	50,381	50,381
Common stock, no par value, authorized 15,000,000
shares; issued and outstanding 8,666,357 shares in 2008 and 2007	199,326	199,326
Capital stock expense and other	(690)	(690)
Retained earnings	499,051	458,039
TOTAL	748,068	707,056

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,490,948	$2,386,269

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
SELECTED OPERATING RESULTS
For the Three and Nine Months Ended September 30, 2008 and 2007
(Unaudited)

	Three Months Ended		Increase/
Description	2008	2007	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$ 213	$ 179	$ 34	19
Commercial	161	129	32	25
Industrial	64	49	15	31
Governmental	14	11	3	27
Total retail	452	368	84	23
Sales for resale
Associated companies	19	56	(37)	(66)
Non-associated companies	14	11	3	27
Other	6	12	(6)	(50)
Total	$ 491	$ 447	$ 44	10

Billed Electric Energy
Sales (GWh):
Residential	1,757	1,898	(141)	(7)
Commercial	1,426	1,470	(44)	(3)
Industrial	710	724	(14)	(2)
Governmental	116	122	(6)	(5)
Total retail	4,009	4,214	(205)	(5)
Sales for resale
Associated companies	80	444	(364)	(82)
Non-associated companies	152	167	(15)	(9)
Total	4,241	4,825	(584)	(12)

	Nine Months Ended		Increase/
Description	2008	2007	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$ 441	$ 393	$ 48	12
Commercial	369	323	46	14
Industrial	150	139	11	8
Governmental	33	30	3	10
Total retail	993	885	108	12
Sales for resale
Associated companies	75	108	(33)	(31)
Non-associated companies	28	26	2	8
Other	42	45	(3)	(7)
Total	$ 1,138	$ 1,064	$ 74	7

Billed Electric Energy
Sales (GWh):
Residential	4,203	4,291	(88)	(2)
Commercial	3,685	3,684	1	-
Industrial	1,953	2,072	(119)	(6)
Governmental	311	317	(6)	(2)
Total retail	10,152	10,364	(212)	(2)
Sales for resale
Associated companies	478	893	(415)	(46)
Non-associated companies	302	370	(68)	(18)
Total	10,932	11,627	(695)	(6)

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

Insurance Claim

In April 2008, Entergy received from its primary insurer $53.6 million of additional insurance proceeds on its Hurricane Katrina claim, and almost all of the April 2008 proceeds were allocated to Entergy New Orleans. In the third quarter 2008, Entergy received from its primary insurer $17.5 million of additional insurance proceeds on its Hurricane Katrina and Hurricane Rita claims, which were allocated as follows: $1.8 million to Entergy Gulf States Louisiana, $2.2 million to Entergy Louisiana, $9.7 million to Entergy New Orleans, and $3.3 million to Entergy Texas, with the remainder allocated in smaller amounts to other Entergy subsidiaries.

Entergy has settled its lawsuit against one of its excess insurers on the Hurricane Katrina claim, and in July 2008 received $71.5 million in proceeds on the claim. The July 2008 proceeds were allocated as follows: $2.0 million to Entergy Arkansas, $3.0 million to Entergy Gulf States Louisiana, $12.4 million to Entergy Louisiana, $1.8 million to Entergy Mississippi, and $48.4 million to Entergy New Orleans, with the remainder allocated in smaller amounts to other Entergy subsidiaries.

Hurricane Gustav

In September 2008, Hurricane Gustav caused severe damage to Entergy New Orleans' service territory. The storm resulted in widespread power outages, significant damage to distribution and transmission infrastructure, and the loss of sales during the power outages. Total restoration costs for the repair and/or replacement of Entergy New Orleans' electric facilities damaged by Hurricane Gustav are estimated to be approximately $50 million. Entergy New Orleans is considering all reasonable avenues to recover storm-related costs, including, but not limited to, accessing funded storm reserves; federal and local cost recovery mechanisms, including requests for Community Development Block Grant funding; securitization; and insurance, to the extent deductibles are met. On October 9, 2008, ENOI drew $10 million of its funded storm reserve. Entergy is currently evaluating the amount of the losses covered by insurance for Entergy and each of the affected Utility operating companies. Because most of the Hurricane Gustav damage was to distribution and transmission facilities that are generally not covered by property insurance, Entergy does not expect to meet its deductibles for that storm.

Entergy New Orleans has recorded accounts payable for the estimated costs incurred that were necessary to return customers to service.  Entergy New Orleans recorded corresponding regulatory assets of approximately $26 million and construction work in progress of approximately $23 million. Entergy recorded the regulatory assets in accordance with its accounting policies and based on the historic treatment of such costs in its service territory, because management believes that recovery through some form of regulatory mechanism is probable. Because Entergy New Orleans has not gone through the regulatory process regarding these storm costs, however, there is an element of risk, and Entergy New Orleans is unable to predict with certainty the degree of success it may have in its recovery initiatives, the amount of restoration costs that it may ultimately recover, or the timing of such recovery.

Results of Operations

Net Income

Third Quarter 2008 Compared to Third Quarter 2007

Net income increased $2.4 million primarily due to lower other operation and maintenance expenses.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Net income increased $6.8 million primarily due to higher net revenue, lower other operation and maintenance expenses, and lower interest and other charges, partially offset by higher taxes other than income taxes and lower other income.

Net Revenue

Third Quarter 2008 Compared to Third Quarter 2007

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges. Following is an analysis of the changes in net revenue comparing the third quarter 2008 to the third quarter 2007.

Amount
(In Millions)

2007 net revenue	$71.5
Volume/weather	(4.6)
Other	0.6
2008 net revenue	$67.5

The volume/weather variance is primarily due to decreased electricity usage during the unbilled sales period and the effects of the power outages caused by Hurricane Gustav, which contributed an estimated $2 million to the decrease.

Gross operating revenues and fuel and purchased power expenses

Gross operating revenues increased primarily due to:

  an increase of $16.9 million in electric fuel cost recovery revenues due to higher fuel rates and increased electricity usage; and
  an increase of $7.5 million in gross gas revenue primarily due to higher fuel recovery revenues.

Fuel and purchased power expenses increased primarily due to an increase in the average market price of natural gas.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges. Following is an analysis of the changes in net revenue comparing the nine months ended September 30, 2008 to the nine months ended September 30, 2007.

Amount
(In Millions)

2007 net revenue	$183.6
Net gas revenue	5.5
Volume/weather	5.0
Storm reserve rider	3.7
Other	(1.3)
2008 net revenue	$196.5

The net gas revenue variance is primarily due to an increase in base rates in March and November 2007 and increased gas usage. Refer to Note 2 to the financial statements in the Form 10-K for a discussion of the base rate increase.

The volume/weather variance is due to an increase in electricity usage. Billed retail electricity usage increased a total of 227 GWh, an increase of 7%.

The storm reserve rider variance is primarily due to increased electricity and gas usage. The storm reserve rider was effective March 2007 as a result of the City Council's approval of a settlement agreement in October 2006. The approved storm reserve will be created over a ten-year period through the rider and the funds are deposited in a restricted escrow account. The settlement agreement is discussed in Note 2 to the financial statements in the Form 10-K.

Gross operating revenues and fuel and purchased power expenses

Gross operating revenues increased primarily due to:

  an increase of $48.7 million in gross wholesale revenue due to increased sales to affiliated customers and an increase in the average price of energy available for resale sales;
  an increase of $36.7 million in electric fuel cost recovery revenues due to higher fuel rates and increased electricity usage; and
  an increase of $18.7 million in gross gas revenues primarily due to higher fuel recovery revenues and increases in gas base rates in March 2007 and November 2007.

Fuel and purchased power increased primarily due to increases in the average market prices of natural gas and purchased power in addition to an increase in demand.

Other Income Statement Variances

Third Quarter 2008 Compared to Third Quarter 2007

Other operation and maintenance expenses decreased primarily due to a provision for storm-related bad debts of $11 million recorded in 2007.

Other income decreased primarily due to a reduction in the allowance for equity funds used during construction related to a decrease in storm-related construction, lower carrying costs related to the Hurricane Katrina storm costs regulatory asset, and lower interest income earned on temporary cash investments.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Other operation and maintenance expenses decreased primarily due to:

  a provision for storm-related bad debts of $11 million recorded in 2007; and
  a decrease of $2.2 million in gas operations spending due to higher labor and material costs for reliability work in 2007.

The decrease was partially offset by:

  an increase of $2.4 million due to expenses associated with the Energy Efficiency and Economic Development Funds effective in the first quarter 2008;
  an increase of $2.0 million due to the implementation of the storm reserve rider in March 2007;
  an increase of $1.4 million in fossil expenses primarily due to higher costs for plant maintenance outages as a result of differing outage schedules for 2008 compared to 2007; and
  an increase of $1.0 million in transmission spending primarily due to higher transmission equalization expenses.

Taxes other than income taxes increased primarily due to increased local franchise taxes as a result of higher electric and gas retail revenues partially offset by the reduction of sales and use tax reserves.

Other income decreased primarily due to a reduction in the allowance for equity funds used during construction related to a decrease in storm-related construction, lower carrying costs related to the Hurricane Katrina storm costs regulatory asset, and lower interest income earned on temporary cash investments.

Interest and other charges decreased as a result of interest accrued on pre-petition liabilities in 2007 in addition to a lower interest rate on the 3-year note issued to satisfy its affiliate pre-petition accounts payable in its plan of reorganization. Refer to Note 18 to the financial statements in the Form 10-K for Entergy New Orleans bankruptcy proceedings.

Income Taxes

The effective income tax rate was 40.5% for the third quarter 2008 and 41.1% for the nine months ended September 30, 2008. The difference in the effective income tax rate for the third quarter and nine months ended September 30, 2008 versus the federal statutory rate of 35% is primarily due to state income taxes and book and tax differences related to utility plant items.

The effective income tax rate was 33.4% for the third quarter 2007 and 37.8% for the nine months ended September 30, 2007. The difference in the effective income tax rate for the third quarter 2007 versus the federal statutory rate of 35% is primarily due to an adjustment of prior year's federal tax reserve partially offset by state income taxes and book and tax differences related to utility plant items. The difference in the effective income tax rate for the nine months ended September 30, 2007 versus the federal statutory rate of 35% is primarily due to state income taxes and book and tax differences related to utility plant items, partially offset by the amortization of deferred income taxes, book and tax differences related to the allowance for equity funds used during construction, and an adjustment of prior year's federal tax reserve.

Liquidity and Capital Resources

Cash Flow

Cash flows for the nine months ended September 30, 2008 and 2007 were as follows:
	2008	2007
	(In Thousands)

Cash and cash equivalents at beginning of period	$92,010	$17,093

Cash flow provided by (used in):
Operating activities	63,204	163,563
Investing activities	(3,043)	8,910
Financing activities	(31,498)	(53,586)
Net increase in cash and cash equivalents	28,663	118,887

Cash and cash equivalents at end of period	$120,673	$135,980

Operating Activities

Net cash provided by operating activities decreased $100.4 million for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 primarily due to the receipt of CDBG funds of $180.8 million in 2007 and the timing of collections of receivables from customers, partially offset by the timing of payments to vendors and a decrease of $43.6 million in pension contributions.

Investing Activities

Investing activities used $3.0 million of cash for the nine months ended September 30, 2008 compared to providing $8.9 million of cash for the nine months ended September 30, 2007 primarily due to:

  additional work performed on the gas distribution rebuild project;
  money pool activity; and
  proceeds of $10 million received in 2007 related to the sale in the first quarter 2007 of a power plant that had been out of service since 1984.

The decrease was substantially offset by an increase of $46.9 million in insurance proceeds related to Hurricane Katrina.

Increases in Entergy New Orleans' receivable from the money pool are a use of cash flow, and Entergy New Orleans' receivable from the money pool increased by $21.3 million for the nine months ended September 30, 2008. The money pool is an inter-company borrowing arrangement designed to reduce Entergy's subsidiaries' need for external short-term borrowings.

Financing Activities

Net cash used in financing activities decreased $22.1 million for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 primarily due to the repayment of Entergy New Orleans' borrowings under the debtor-in-possession credit facility in 2007, partially offset by the redemption, at maturity, of $30 million 3.875% Series first mortgage bonds in August 2008.

Capital Structure

Entergy New Orleans' capitalization is shown in the following table. The decrease in the debt to capital ratio is primarily due to a decrease in debt outstanding and an increase in shareholders' equity resulting from net income in 2008.
	September 30, 2008	December 31, 2007

Net debt to net capital	39.9%	51.8%
Effect of subtracting cash from debt	14.4%	8.8%
Debt to capital	54.3%	60.6%

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

Entergy New Orleans' receivables from or (payables to) the money pool was as follows:

September 30, 2008	December 31, 2007	September 30, 2007	December 31, 2006
(In Thousands)

$69,013	$47,705	$-	($37,166)

See Note 4 to the financial statements in the Form 10-K for a description of the money pool. As discussed in the Form 10-K, in May 2007, Entergy New Orleans issued notes in satisfaction of its affiliate prepetition accounts payable, including its indebtedness to the Entergy System money pool.

On August 1, 2008, Entergy New Orleans paid, at maturity, its $30 million 3.875% Series first mortgage bonds.

Significant Factors, Known Trends, and Uncertainties

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends" in the Form 10-K for a discussion of state and local rate regulation, federal regulation, the Energy Policy Act of 2005, and environmental risks. The following are updates to the Form 10-K.

State and Local Rate Regulation

Retail Rates

In January 2008, Entergy New Orleans voluntarily implemented a 6.15% base rate credit (the recovery credit) for electric customers, which Entergy New Orleans estimates will return approximately $10.6 million to electric customers in 2008. Entergy New Orleans was able to implement this credit because during 2007 the recovery of New Orleans after Hurricane Katrina was occurring faster than expected in 2006 projections. In addition, Entergy New Orleans committed to set aside $2.5 million for an energy efficiency program focused on community education and outreach and weatherization of homes.

On July 31, 2008, Entergy New Orleans filed an electric and gas base rate case with the City Council. The filing requests an 11.75% return on common equity. The filing calls for a $23.0 million decrease in electric base rates, which includes keeping the recovery credit in effect, as well as realigning approximately $12.3 million of capacity costs from recovery through the fuel adjustment clause to electric base rates. The filing also calls for a $9.1 million increase in gas base rates to fund ongoing operations. This request is unrelated to the ongoing rebuild of Entergy New Orleans' natural gas system. The procedural schedule calls for a hearing on the filing to commence on March 2, 2009, with certification of the evidentiary record by a hearing officer no later than March 16, 2009, and a decision by the City Council on or before April 30, 2009.

Fuel Adjustment Clause Litigation

See the Form 10-K for a discussion of the complaint filed in April 1999 by a group of ratepayers against Entergy New Orleans, Entergy Corporation, Entergy Services, and Entergy Power in state court in Orleans Parish purportedly on behalf of all Entergy New Orleans ratepayers and a corresponding complaint filed with the City Council. In February 2004, the City Council approved a resolution that resulted in a refund to customers of $11.3 million, including interest, during the months of June through September 2004. In May 2005 the Civil District Court for the Parish of Orleans affirmed the City Council resolution, finding no support for the plaintiffs' claim that the refund amount should be higher. In June 2005, the plaintiffs appealed the Civil District Court decision to the Louisiana Fourth Circuit Court of Appeal. On February 25, 2008, the Fourth Circuit Court of Appeal issued a decision affirming in part, and reversing in part, the Civil District Court's decision.  Although the Fourth Circuit Court of Appeal did not reverse any of the substantive findings and conclusions of the City Council or the Civil District Court, the Fourth Circuit found that the amount of the refund was arbitrary and capricious and increased the amount of the refund to $34.3 million.  Entergy New Orleans believes that the increase in the refund ordered by the Fourth Circuit is not justified. Entergy New Orleans, the City Council, and the plaintiffs requested rehearing, and in April 2008, the Fourth Circuit granted the plaintiffs' request for rehearing. In addition to changing the basis for the court's decision in the manner requested by the plaintiffs, the court also granted the plaintiffs' request that it provide for interest on the refund amount. The court denied the motions for rehearing filed by the City Council and Entergy New Orleans. In May 2008, Entergy New Orleans and the City Council filed with the Louisiana Supreme Court applications for a writ of certiorari seeking, among other things, reversal of the Fourth Circuit decision. The Louisiana Supreme Court granted these writ applications in October 2008 and will review the Fourth Circuit's decision.

Federal Regulation

See "System Agreement Proceedings" and "Independent Coordinator of Transmission" in the "Significant Factors and Known Trends" section of Entergy Corporation and Subsidiaries Management's Financial Discussion and Analysis for updates to the discussion in the Form 10-K.

Critical Accounting Estimates

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy New Orleans' accounting for unbilled revenue and qualified pension and other postretirement benefits, and see Entergy Corporation and Subsidiaries "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in this Form 10-Q for an update to the discussion regarding qualified pension and other postretirement benefits.

New Accounting Pronouncements

See "New Accounting Pronouncements" section of Entergy Corporation and Subsidiaries Management's Financial Discussion and Analysis for a discussion of new accounting pronouncements.

ENTERGY NEW ORLEANS, INC.
INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2008 and 2007
(Unaudited)

	Three Months Ended		Nine Months Ended
	2008	2007	2008	2007
	(In Thousands)		(In Thousands)

OPERATING REVENUES
Electric	$189,808	$172,528	$524,603	$431,815
Natural gas	25,795	18,335	109,863	91,178
TOTAL	215,603	190,863	634,466	522,993

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	82,409	58,134	263,366	189,727
Purchased power	64,679	60,188	171,485	146,543
Other operation and maintenance	26,094	35,326	78,327	82,121
Taxes other than income taxes	11,158	10,537	31,391	29,339
Depreciation and amortization	8,250	8,117	24,553	24,227
Other regulatory charges - net	1,028	1,031	3,087	3,096
TOTAL	193,618	173,333	572,209	475,053

OPERATING INCOME	21,985	17,530	62,257	47,940

OTHER INCOME
Allowance for equity funds used during construction	109	133	244	1,592
Interest and dividend income	2,743	2,877	7,589	8,902
Miscellaneous - net	(157)	(202)	(1,173)	(569)
TOTAL	2,695	2,808	6,660	9,925

INTEREST AND OTHER CHARGES
Interest on long-term debt	3,072	3,246	9,552	9,736
Other interest - net	1,340	2,663	5,748	9,398
Allowance for borrowed funds used during construction	(71)	(98)	(158)	(1,195)
TOTAL	4,341	5,811	15,142	17,939

INCOME BEFORE INCOME TAXES	20,339	14,527	53,775	39,926

Income taxes	8,235	4,848	22,092	15,079

NET INCOME	12,104	9,679	31,683	24,847

Preferred dividend requirements and other	241	402	724	884

EARNINGS APPLICABLE TO
COMMON STOCK	$11,863	$9,277	$30,959	$23,963

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC.
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2008 and 2007
(Unaudited)

	2008	2007
	(In Thousands)
OPERATING ACTIVITIES
Net income	$31,683	$24,847
Adjustments to reconcile net income to net cash flow provided by operating activities:
Other regulatory charges - net	3,087	3,096
Depreciation and amortization	24,553	24,227
Deferred income taxes, investment tax credits, and non-current taxes accrued	16,021	18,591
Changes in working capital:
Receivables	(17,154)	(673)
Fuel inventory	998	674
Accounts payable	2,820	(15,016)
Taxes accrued	6,028	(2,086)
Interest accrued	(2,798)	(14,583)
Deferred fuel costs	(20,295)	(11,789)
Other working capital accounts	3,615	(4,763)
Provision for estimated losses and reserves	5,229	3,811
Changes in pension liability	(4,594)	(45,759)
Changes in other regulatory assets	15,216	186,324
Other	(1,205)	(3,338)
Net cash flow provided by operating activities	63,204	163,563

INVESTING ACTIVITIES
Construction expenditures	(79,223)	(55,526)
Allowance for equity funds used during construction	244	1,592
Insurance proceeds	102,914	55,973
Proceeds from the sale of assets	-	10,046
Change in money pool receivable - net	(21,308)	-
Change in other investments - net	(5,670)	(3,175)
Net cash flow provided by (used in) investing activities	(3,043)	8,910

FINANCING ACTIVITIES
Retirement of long-term debt	(30,774)	-
Repayment of DIP credit facility	-	(51,934)
Dividends paid:
Preferred stock	(724)	(1,652)
Net cash flow used in financing activities	(31,498)	(53,586)

Net increase in cash and cash equivalents	28,663	118,887

Cash and cash equivalents at beginning of period	92,010	17,093

Cash and cash equivalents at end of period	$120,673	$135,980

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$17,545	$15,153
Income taxes	$1,270	$381

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC.
BALANCE SHEETS
ASSETS
September 30, 2008 and December 31, 2007
(Unaudited)

	2008	2007
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents
Cash	$ -	$119
Temporary cash investments - at cost
which approximates market	120,673	91,891
Total cash and cash equivalents	120,673	92,010
Accounts receivable:
Customer	67,674	45,478
Allowance for doubtful accounts	(1,116)	(4,639)
Associated companies	74,646	58,952
Other	2,935	9,928
Accrued unbilled revenues	28,884	24,842
Total accounts receivable	173,023	134,561
Deferred fuel costs	37,576	17,281
Fuel inventory - at average cost	3,502	4,500
Materials and supplies - at average cost	9,763	9,007
Prepayments and other	6,375	2,539
TOTAL	350,912	259,898

OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity	3,259	3,259
Non-utility property at cost (less accumulated depreciation)	1,016	1,016
Other property and investments	10,942	5,272
TOTAL	15,217	9,547

UTILITY PLANT
Electric	766,392	745,426
Natural gas	196,387	201,870
Construction work in progress	26,101	14,144
TOTAL UTILITY PLANT	988,880	961,440
Less - accumulated depreciation and amortization	529,992	507,537
UTILITY PLANT - NET	458,888	453,903

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets	175,519	143,726
Long term receivables	-	126
Other	8,474	8,995
TOTAL	183,993	152,847

TOTAL ASSETS	$1,009,010	$876,195

See Notes to Financial Statements.

132

ENTERGY NEW ORLEANS, INC.
BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY
September 30, 2008 and December 31, 2007
(Unaudited)

	2008	2007
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$ -	$30,000
Accounts payable:
Associated companies	24,072	27,138
Other	69,309	23,366
Customer deposits	19,065	17,803
Taxes accrued	11,009	4,981
Accumulated deferred income taxes	11,944	1,754
Interest accrued	2,419	5,217
Other	16,889	9,944
TOTAL CURRENT LIABILITIES	154,707	120,203

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	117,198	114,729
Accumulated deferred investment tax credits	2,552	2,809
SFAS 109 regulatory liability - net	74,918	73,613
Other regulatory liabilities	9,522	9,522
Retirement cost liability	2,916	2,772
Accumulated provisions	19,558	14,329
Pension and other postretirement liabilities	10,890	15,484
Long-term debt	273,149	273,912
Gas system rebuild insurance proceeds	100,270	36,958
Other	15,147	14,640
TOTAL NON-CURRENT LIABILITIES	626,120	558,768

Commitments and Contingencies

SHAREHOLDERS' EQUITY
Preferred stock without sinking fund	19,780	19,780
Common stock, $4 par value, authorized 10,000,000
shares; issued and outstanding 8,435,900 shares in 2008
and 2007	33,744	33,744
Paid-in capital	36,294	36,294
Retained earnings	138,365	107,406
TOTAL	228,183	197,224

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,009,010	$876,195

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC.
SELECTED OPERATING RESULTS
For the Three and Nine Months Ended September 30, 2008 and 2007
(Unaudited)

	Three Months Ended		Increase/
Description	2008	2007	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$ 61	$ 53	$ 8	15
Commercial	59	54	5	9
Industrial	15	14	1	7
Governmental	24	21	3	14
Total retail	159	142	17	12
Sales for resale
Associated companies	28	25	3	12
Non-associated companies	1	-	1	-
Other	2	6	(4)	(67)
Total	$ 190	$ 173	$ 17	10

Billed Electric Energy
Sales (GWh):
Residential	469	442	27	6
Commercial	506	515	(9)	(2)
Industrial	148	156	(8)	(5)
Governmental	216	211	5	2
Total retail	1,339	1,324	15	1
Sales for resale
Associated companies	233	224	9	4
Non-associated companies	6	5	1	20
Total	1,578	1,553	25	2

	Nine Months Ended		Increase/
Description	2008	2007	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$ 132	$ 108	$ 24	22
Commercial	147	134	13	10
Industrial	36	34	2	6
Governmental	59	53	6	11
Total retail	374	329	45	14
Sales for resale
Associated companies	133	84	49	58
Non-associated companies	1	1	-	-
Other	17	18	(1)	(6)
Total	$ 525	$ 432	93	22

Billed Electric Energy
Sales (GWh):
Residential	1,098	933	165	18
Commercial	1,366	1,330	36	3
Industrial	418	426	(8)	(2)
Governmental	585	551	34	6
Total retail	3,467	3,240	227	7
Sales for resale
Associated companies	1,037	799	238	30
Non-associated companies	16	12	4	33
Total	4,520	4,051	469	12

ENTERGY TEXAS, INC.

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Jurisdictional Separation of Entergy Gulf States, Inc. into Entergy Gulf States Louisiana and Entergy Texas

See the Entergy Texas Form 10 for a discussion of the jurisdictional separation of Entergy Gulf States, Inc. into two vertically integrated utility companies, one operating under the sole retail jurisdiction of the PUCT, Entergy Texas, and the other operating under the sole retail jurisdiction of the LPSC, Entergy Gulf States Louisiana.

Because the jurisdictional separation was a transaction involving entities under common control, Entergy Texas recognized the assets and liabilities allocated to it at their carrying amounts in the accounts of Entergy Gulf States, Inc. at the time of the jurisdictional separation. Entergy Texas' financial statements contained herein report results of operations for 2007 as though the jurisdictional separation had occurred at the beginning of 2007.

Hurricane Ike

In September 2008, Hurricane Ike caused catastrophic damage to Entergy Texas' service territory. The storm resulted in widespread power outages, significant damage to distribution, transmission, and generation infrastructure, and the loss of sales during the power outages. Total restoration costs for the repair and/or replacement of Entergy Texas' electric facilities damaged by Hurricane Ike are estimated to be in the range of $435 million to $510 million. Entergy Texas is considering all reasonable avenues to recover storm-related costs, including, but not limited to, federal and local cost recovery mechanisms, including requests for Community Development Block Grant funding; securitization; and insurance, to the extent deductibles are met. Entergy Texas expects to initiate its storm cost recovery proceeding in the spring of 2009, because new securitization legislation is required for it to securitize its Hurricane Ike restoration costs. The Texas legislative session begins in January 2009. Entergy is currently evaluating the amount of the losses covered by insurance for Entergy and each of the affected Utility operating companies. Because most of its Hurricane Gustav damage was to distribution and transmission facilities that are generally not covered by property insurance, Entergy does not expect to meet its deductibles for that storm. Because Hurricane Ike caused more damage by flooding and also caused more damage to generation facilities as compared to Hurricane Gustav, it is more likely that Entergy will meet its deductibles for that storm.

Entergy Texas has recorded accounts payable for the estimated costs incurred that were necessary to return customers to service.  Entergy Texas recorded corresponding regulatory assets of approximately $240 million and construction work in progress of approximately $154 million. Entergy Texas recorded the regulatory assets in accordance with its accounting policies and based on the historic treatment of such costs in its service territory, because management believes that recovery through some form of regulatory mechanism is probable. Because Entergy Texas has not gone through the regulatory process regarding these storm costs, however, there is an element of risk, and Entergy Texas is unable to predict with certainty the degree of success it may have in its recovery initiatives, the amount of restoration costs that it may ultimately recover, or the timing of such recovery.

Results of Operations

Net Income

Third Quarter 2008 Compared to Third Quarter 2007

Net income decreased by $17.3 million primarily due to lower net revenue and higher depreciation and amortization expenses, partially offset by lower other operation and maintenance expenses and lower interest and other charges.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Net income increased by $15.3 million primarily due to higher net revenue and lower other operation and maintenance expenses, partially offset by higher depreciation and amortization expenses and lower other income.

Net Revenue

Third Quarter 2008 Compared to Third Quarter 2007

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses and 3) other regulatory charges. Following is an analysis of the change in net revenue comparing the third quarter of 2008 to the third quarter of 2007.
Amount
(In Millions)

2007 net revenue	$149.4
Volume/weather	(12.8)
Other	(20.2)
2008 net revenue	$116.4

The volume/weather variance is primarily due to decreased electricity usage, including the effects of Hurricane Ike, which contributed an estimated $11.7 million to the decrease, and less favorable weather compared to the same period in 2007 during the unbilled sales period.

The Other variance is primarily caused by various operational effects of the jurisdictional separation on revenues and fuel and purchased power expenses.

Gross operating revenues and fuel and purchased power expenses

Gross operating revenues increased $175.2 million primarily due to:

  an increase of $164 million in fuel cost recovery revenues due to higher fuel rates and increased usage; and
  an increase of $23.5 million in affiliated wholesale revenue primarily due to increases in the cost of energy.

The increase was partially offset by a decrease of $12.8 million related to volume/weather as discussed above.

Fuel and purchased power expenses increased primarily due to an increase in power purchases as a result of the purchased power agreements between Entergy Gulf States Louisiana and Entergy Texas, an increase in the average market prices of natural gas and purchased power, and an increase in deferred fuel expense as the result of increased recovery from customers of fuel costs.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses and 3) other regulatory charges. Following is an analysis of the change in net revenue comparing the nine months ended September 30, 2008 to the nine months ended September 30, 2007.

Amount
(In Millions)

2007 net revenue	$315.7
Fuel recovery	10.8
Securitization transition charge	9.4
Other	(1.6)
2008 net revenue	$334.3

The fuel recovery variance is primarily due to a reserve for potential rate refunds made in the first quarter 2007 as a result of a PUCT ruling related to the application of past PUCT rulings addressing transition to competition in Texas.

The securitization transition charge variance is primarily due to the issuance of securitization bonds. In June 2007, Entergy Gulf States Reconstruction Funding I, LLC, a company wholly-owned and consolidated by Entergy Texas, issued securitization bonds and with the proceeds purchased from Entergy Texas the transition property, which is the right to recover from customers through a transition charge amounts sufficient to service the securitization bonds. There is a corresponding increase in interest and other charges with no impact on net income. See Note 5 to the financial statements in the Entergy Texas Form 10 for additional information regarding the securitization bonds.

The Other variance is primarily caused by various operational effects of the jurisdictional separation on revenues and fuel and purchased power expenses.

Gross operating revenues, fuel and purchased power expenses, and other regulatory charges

Gross operating revenues increased $267.3 million primarily due to the following reasons:

  an increase of $144.7 million in fuel cost recovery revenues due to higher fuel rates and increased usage, partially offset by interim fuel refunds to customers for fuel cost recovery over-collections through November 2007. The refund was distributed over a two-month period beginning February 2008. The interim refund and the PUCT approval is discussed in Note 2 to the financial statements in the Entergy Texas Form 10;
  an increase of $91.7 million in affiliated wholesale revenue primarily due to increases in the cost of energy;
  an increase of $17.4 million in transition charge amounts collected from customers to service the securitization bonds. See Note 5 to the financial statements in the Entergy Texas Form 10 for additional information regarding the securitization bonds; and
  implementation of an interim surcharge to collect $10.3 million in under-recovered incremental purchased capacity costs incurred through July 2007. The surcharge was collected over a two-month period beginning February 2008. The incremental capacity recovery rider and PUCT approval is discussed in Note 2 to the financial statements in the Entergy Texas Form 10.

Fuel and purchased power expenses increased primarily due to an increase in power purchases as a result of the purchased power agreements between Entergy Gulf States Louisiana and Entergy Texas and an increase in the average market prices of natural gas and purchased power, substantially offset by a decrease in deferred fuel expense as the result of decreased recovery from customers of fuel costs.

Other regulatory charges increased primarily due to an increase of $8 million in the recovery of bond expenses related to the securitization bonds. The recovery became effective July 2007. See Note 5 to the financial statements in the Entergy Texas Form 10 for additional information regarding the securitization bonds.

Other Income Statement Variances

Third Quarter 2008 Compared to Third Quarter 2007

Other operation and maintenance expenses decreased primarily due to:

  a decrease of $2.3 million in transmission spending due to lower transmission equalization expenses;
  a decrease of $2.1 million in property insurance expenses;
  a decrease of $1.4 million in regulatory commission expenses; and
  a decrease of $1.1 million in payroll and payroll-related costs.

Depreciation and amortization expenses increased primarily due to an increase in plant in service.

Other income decreased primarily due to a decrease in interest earned on money pool investments, substantially offset by an increase in taxes collected on advances for transmission projects.

Interest and other charges decreased primarily due to a decrease in first mortgage bonds outstanding.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Other operation and maintenance expenses decreased primarily due to:

  a decrease of $4.7 million in transmission spending due to lower transmission equalization expenses;
  a decrease of $3.6 million in customer service support costs, including a decrease in customer write-offs; and
  a decrease of $2.5 million in regulatory commission expenses.

Depreciation and amortization expenses increased primarily due to an increase in plant in service.

Other income decreased primarily due to the absence of carrying charges on storm restoration costs that were approved by the PUCT in the fourth quarter 2006 and a decrease in interest earned on money pool investments. In June 2007, Entergy Gulf States Reconstruction Funding I, LLC issued securitization bonds and the carrying charges ended. The PUCT approval of carrying charges, the securitization filing and the approval for the recovery of reconstruction costs are discussed in Note 2 to the financial statements in the Entergy Texas Form 10. The decrease was partially offset by an increase in taxes collected on advances for transmission projects.

Interest and other charges decreased primarily due to the absence of interest recorded on advances from independent power producers per a FERC order during the first quarter 2007. This decrease was partially offset by an increase in long-term debt outstanding as a result of the issuance of securitization bonds during the second quarter 2007, partially offset by a decrease in first mortgage bonds outstanding. See Note 5 to the financial statements in the Entergy Texas Form 10 for additional information regarding the securitization bonds.

Income Taxes

The effective income tax rate was 37.5% for the third quarter 2008 and 37.4% for the nine months ended September 30, 2008. The difference in the effective income tax rate for the third quarter 2008 versus the federal statutory rate of 35% is primarily due to state income taxes. The difference in the effective income tax rate for the nine months ended September 30, 2008 versus the federal statutory rate of 35% is primarily due to state income taxes, partially offset by the amortization of investment tax credits.

The effective income tax rate was 34.5% for the third quarter 2007 and 39.8% for the nine months ended September 30, 2007. The difference in the effective income tax rate for the nine months ended September 30, 2007 versus the federal statutory rate of 35% were primarily due to state income taxes and book and tax differences related to utility plant items, partially offset by the amortization of investment tax credits.

Liquidity and Capital Resources

Cash Flow

Cash flows for the nine months ended September 30, 2008 and 2007 were as follows:
	2008	2007
	(In Thousands)

Cash and cash equivalents at beginning of period	$297,082	$77,115

Cash flow provided by (used in):
Operating activities	26,515	106,073
Investing activities	(50,648)	(156,611)
Financing activities	(221,232)	290,001
Net increase (decrease) in cash and cash equivalents	(245,365)	239,463

Cash and cash equivalents at end of period	$51,717	$316,578

Operating Activities

Net cash flow provided by operating activities decreased $79.6 million for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 primarily due to decreased recovery of deferred fuel costs, partially offset by the timing of collections of receivables from customers and payments to vendors. The decreased fuel recovery was primarily caused by the $71 million fuel cost over-recovery refund that is discussed in Note 2 to the financial statements, in addition to the over-recovery of fuel costs for the nine months ended September 30, 2007 compared to under-recovering for the nine months ended September 30, 2008. Fuel prices have been increasing and due to the time lag before the fuel recovery rate increases in response, Entergy Texas has under-recovered fuel costs thus far in 2008.

Investing Activities

Net cash flow used in investing activities decreased $106 million for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 primarily due to money pool activity, partially offset by an increase in distribution construction expenditures due to various tropical storms. Decreases in Entergy Texas' receivable from the money pool are a source of cash flow, and Entergy Texas' receivable from the money pool decreased by $124.8 million for the nine months ended September 30, 2008 compared to increasing by $43.4 million for the nine months ended September 30, 2007. The money pool is an inter-company borrowing arrangement designed to reduce Entergy's subsidiaries' need for external short-term borrowings.

Financing Activities

Financing activities used cash of $221.2 million for the nine months ended September 30, 2008 compared to providing cash of $290 million for the nine months ended September 30, 2007 primarily due to the issuance of $329.5 million of securitization bonds in June 2007, the retirement of $159.2 million of long-term debt in June 2008, and $150 million of capital returned to Entergy Corporation in February 2008, partially offset by borrowings of $100 million on Entergy Texas' credit facility. After the effects of Hurricane Katrina and Hurricane Rita, Entergy Corporation made a $300 million capital contribution to Entergy Gulf States, Inc. in 2005, which was part of Entergy's financing plan that provided liquidity and capital resources to Entergy and its subsidiaries while storm restoration cost recovery was pursued. See Note 5 in the Entergy Texas Form 10 for additional information regarding the securitization bonds.

Capital Structure

Entergy Texas' capitalization is balanced between equity and debt, as shown in the following table.

	September 30, 2008	December 31, 2007

Net debt to net capital	59.3%	52.6%
Effect of subtracting cash from debt	0.9%	5.9%
Debt to capital	60.2%	58.5%

Net debt consists of debt less cash and cash equivalents. Debt consists of notes payable and long-term debt, including the currently maturing portion and also including the debt assumption liability. Capital consists of debt and shareholder's equity. Net capital consists of capital less cash and cash equivalents. Entergy Texas uses the net debt to net capital ratio in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy Texas' financial condition.

On June 2, 2008, under the terms of the debt assumption agreement between Entergy Texas and Entergy Gulf States Louisiana that is discussed in Note 5 to the financial statements in the Entergy Texas Form 10, Entergy Texas paid at maturity $148.8 million of Entergy Gulf States Louisiana first mortgage bonds, which results in a corresponding decrease in Entergy Texas' debt assumption liability.

Uses and Sources of Capital

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Entergy Texas Form 10 for a discussion of Entergy Texas' uses and sources of capital. Following are updates to the information provided in the Entergy Texas Form 10.

Entergy Texas' receivables from the money pool were as follows:

September 30, 2008	December 31, 2007	September 30, 2007	December 31, 2006
(In Thousands)

$29,416	$154,176	$140,651	$97,277

See Note 4 to the financial statements in the Entergy Texas Form 10 for a description of the money pool.

As discussed in the Entergy Texas Form 10, Entergy Texas has a credit facility in the amount of $100 million that will expire in August 2012. The facility became available to Entergy Texas on May 30, 2008, after the fulfillment of certain closing conditions. As of September 30, 2008, $100 million was outstanding on the credit facility.

Hurricane Ike and Other Short-term Liquidity Sources and Uses

As discussed above, Entergy Texas is currently evaluating various avenues of recovering its Hurricane Ike storm restoration costs. Entergy Texas believes its total liquidity is sufficient to meet its current obligations, including the effects associated with Hurricane Ike. At the end of the third quarter 2008, Entergy Texas had $51.7 million of cash and cash equivalents on hand, and believes that it has sufficient financing authority, subject to debt covenants, to meet its anticipated obligations. Entergy Texas has $200 million of available FERC-authorized short-term borrowing authority, which is discussed in more detail in Note 4 to the financial statements, and also has FERC-authorized long-term borrowing authority.

In addition to its Hurricane Ike storm restoration cost obligations, Entergy Texas has a long-term debt maturity of $160 million in the fourth quarter 2008. Entergy Texas plans to refinance this debt maturity, and also plans to issue additional long-term debt to assist in meeting its obligations. In the event that Entergy Texas is unable to access the credit markets on reasonable commercial terms by the end of 2008, it has intercompany sources of funds available to it. Entergy Texas' FERC-authorized short-term borrowing authority includes the ability to access the Entergy system money pool or other forms of intercompany debt. Entergy Texas' FERC-authorized long-term borrowing authority includes the ability to access intercompany debt and also includes authority to issue various forms of equity, including on an intercompany basis.

Significant Factors, Known Trends, and Uncertainties

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends" in the Entergy Texas Form 10 for a discussion of transition to retail competition in Texas; state and local rate regulation; federal regulation; the Energy Policy Act of 2005; industrial and commercial customers; market and credit risk sensitive instruments; and environmental risks. Following are updates to the information disclosed in the Entergy Texas Form 10.

State and Local Rate Regulation

Filings with the PUCT

Entergy Texas made a rate filing in September 2007 with the PUCT requesting an annual rate increase totaling $107.5 million, including a base rate increase of $64.3 million and riders totaling $43.2 million. The base rate increase request includes a $12.2 million annual increase for the storm damage reserve. Entergy Texas requested an 11% return on common equity. In December 2007 the PUCT issued an order setting September 26, 2008 (which it subsequently moved to November 27, 2008) as the effective date for the rate change proposed in this matter. In May 2008, Entergy Texas and certain parties in the rate case filed a non-unanimous settlement that provides for a $42.5 million base rate increase beginning in October 2008 and an additional $17 million base rate increase beginning in October 2009. The non-unanimous settlement also provides that $25 million of System Agreement rough production cost equalization payments will offset the effect on customers of the rate increase. The non-unanimous settlement further provides that an additional $17 million on an annual basis of System Agreement rough production cost equalization payments will be retained by Entergy Texas from January 2009 through September 2009. The non-unanimous settlement also resolves the fuel reconciliation portion of the proceeding with a $4.5 million disallowance. The PUCT staff, the Texas Industrial Energy Consumers (TIEC), and the state of Texas did not join in the settlement and filed a separate agreement among them that provides for a rate decrease, later revised to a slight increase, and a $4.7 million fuel cost disallowance. In May 2008 the ALJs issued an order stating that the proceeding will continue with Entergy Texas having the burden of proof to show that the non-unanimous settlement results in reasonable rates. The hearing on the merits of the non-unanimous settlement was held from June 23 through July 2, 2008, and in September 2008 the ALJs issued a proposal for decision recommending approval of the non-unanimous settlement. On November 5, 2008, the PUCT rejected the non-unanimous settlement and remanded the case for further hearings on the merits of Entergy Texas' original rate request.  The hearings on remand are expected to begin by early December 2008.  Entergy Texas agreed to extend until March 2, 2009 the PUCT's jurisdictional deadline to render a decision. In accordance with applicable law, after the requisite number of hearing days occurs, Entergy Texas will have the right to implement rates, up to the level of the requested rates, under bond and subject to refund.

In January 2008, Entergy Texas made a compliance filing with the PUCT describing how its 2007 Rough Production Cost Equalization receipts under the System Agreement were allocated between Entergy Gulf States, Inc.'s Texas and Louisiana jurisdictions. Several parties have intervened in the proceeding. A hearing was held at the end of July 2008, and in October 2008 the ALJ issued a proposal for decision recommending an additional $18.6 million allocation to Texas retail customers. Entergy Texas will file exceptions to the ALJ's proposal for decision. Because the PUCT allocation to Texas retail customers is inconsistent with the LPSC allocation to Louisiana retail customers, adoption of the proposal for decision by the PUCT would result in trapped costs between the Texas and Louisiana jurisdictions. Entergy will seek relief from the FERC or other appropriate relief if that occurs. The PUCT will consider final action on the proposal for decision and exceptions thereto at a future meeting.

In October 2007, Entergy Texas filed a request with the PUCT to refund $45.6 million, including interest, of fuel cost recovery over-collections through September 2007. In January 2008, Entergy Texas filed with the PUCT a stipulation and settlement agreement among the parties that updated the over-collection balance through November 2007 and establishes a refund amount, including interest, of $71 million. The PUCT approved the agreement in February 2008. The refund was made over a two-month period beginning February 2008, but was reduced by $10.3 million of under-recovered incremental purchased capacity costs. Amounts refunded through the interim fuel refund are subject to final reconciliation in a future fuel reconciliation proceeding.

Federal Regulation

See "System Agreement Proceedings" and "Independent Coordinator of Transmission" in the "Significant Factors and Known Trends" section of Entergy Corporation and Subsidiaries Management's Financial Discussion and Analysis herein for updates to the discussion in the Entergy Texas Form 10.

Critical Accounting Estimates

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Entergy Texas Form 10 for a discussion of the estimates and judgments necessary in Entergy Texas' accounting for the application of SFAS 71, unbilled revenue, and qualified pension and other postretirement benefits, and see Entergy Corporation and Subsidiaries "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in this Form 10-Q for an update to the discussion regarding qualified pension and other postretirement benefits.

New Accounting Pronouncements

See "New Accounting Pronouncements" section of Entergy Corporation and Subsidiaries Management's Financial Discussion and Analysis for a discussion of new accounting pronouncements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2008 and 2007
(Unaudited)

	Three Months Ended		Nine Months Ended
	2008	2007	2008	2007
	(In Thousands)		(In Thousands)

OPERATING REVENUES
Electric	$621,321	$446,130	$1,583,698	$1,316,423

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	207,949	83,962	435,131	394,446
Purchased power	289,157	204,664	794,750	595,071
Other operation and maintenance	34,517	43,551	119,192	132,741
Decommissioning	46	44	137	128
Taxes other than income taxes	14,006	12,941	40,550	38,945
Depreciation and amortization	19,057	16,644	56,294	51,124
Other regulatory charges - net	7,826	8,056	19,523	11,239
TOTAL	572,558	369,862	1,465,577	1,223,694

OPERATING INCOME	48,763	76,268	118,121	92,729

OTHER INCOME
Allowance for equity funds used during construction	563	692	1,541	2,462
Interest and dividend income	2,127	7,466	7,680	27,255
Miscellaneous - net	3,968	(115)	15,068	(465)
TOTAL	6,658	8,043	24,289	29,252

INTEREST AND OTHER CHARGES
Interest on long-term debt	17,280	21,002	55,787	53,248
Other interest - net	1,771	2,275	4,346	9,389
Allowance for borrowed funds used during construction	(318)	(443)	(875)	(1,593)
TOTAL	18,733	22,834	59,258	61,044

INCOME BEFORE INCOME TAXES	36,688	61,477	83,152	60,937

Income taxes	13,772	21,222	31,108	24,240

NET INCOME	$22,916	$40,255	$52,044	$36,697

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2008 and 2007
(Unaudited)

	2008	2007
	(In Thousands)

OPERATING ACTIVITIES
Net income	$52,044	$36,697
Adjustments to reconcile net income to net cash flow provided by operating activities:
Reserve for regulatory adjustments	285	270
Other regulatory charges - net	19,523	11,239
Depreciation, amortization, and decommissioning	56,431	51,252
Deferred income taxes and investment tax credits, and non-current taxes accrued	42,073	113,424
Changes in working capital:
Receivables	35,134	(92,947)
Fuel inventory	(227)	(3,657)
Accounts payable	85,084	34,335
Taxes accrued	(15,657)	14,213
Interest accrued	(1,246)	5,982
Deferred fuel costs	(151,922)	2,251
Other working capital accounts	(26,404)	42,502
Provision for estimated losses and reserves	2,072	(774)
Changes in other regulatory assets	76,315	(107,291)
Other	(146,990)	(1,423)
Net cash flow provided by operating activities	26,515	106,073

INVESTING ACTIVITIES
Construction expenditures	(176,218)	(112,623)
Allowance for equity funds used during construction	1,541	2,462
Insurance proceeds	1,420	5,558
Change in money pool receivable - net	124,760	(43,374)
Collections remitted to transition charge account	(2,151)	(8,634)
Net cash flow used in investing activities	(50,648)	(156,611)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	-	323,647
Return of capital to parent	(150,000)	-
Retirement of long-term debt	(159,232)	-
Changes in credit borrowings - net	100,000	-
Dividends paid:
Common stock	(12,000)	(33,646)
Net cash flow provided by (used in) financing activities	(221,232)	290,001

Net increase (decrease) in cash and cash equivalents	(245,365)	239,463

Cash and cash equivalents at beginning of period	297,082	77,115

Cash and cash equivalents at end of period	$51,717	$316,578

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$58,645	$53,257
Income taxes	$7,293	$5,104

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
September 30, 2008 and December 31, 2007
(Unaudited)

	2008	2007
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$232	$10
Temporary cash investments - at cost,
which approximates market	51,485	297,072
Total cash and cash equivalents	51,717	297,082
Securitization recovery trust account	21,424	19,273
Accounts receivable:
Customer	114,475	61,108
Allowance for doubtful accounts	(1,188)	(918)
Associated companies	192,355	377,478
Other	17,662	35,048
Accrued unbilled revenues	20,492	30,974
Total accounts receivable	343,796	503,690
Deferred fuel costs	84,652	-
Accumulated deferred income taxes	-	24,507
Fuel inventory - at average cost	56,005	55,778
Materials and supplies - at average cost	33,856	31,454
Prepayments and other	16,493	14,756
TOTAL	607,943	946,540

OTHER PROPERTY AND INVESTMENTS
Investments in affiliates - at equity	870	863
Non-utility property - at cost (less accumulated depreciation)	1,810	2,030
Other	17,279	16,514
TOTAL	19,959	19,407

UTILITY PLANT
Electric	2,892,272	2,817,681
Construction work in progress	182,507	71,519
TOTAL UTILITY PLANT	3,074,779	2,889,200
Less - accumulated depreciation and amortization	1,081,561	1,043,183
UTILITY PLANT - NET	1,993,218	1,846,017

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
SFAS 109 regulatory asset - net	85,219	87,531
Other regulatory assets	888,426	645,941
Long-term receivables	789	1,284
Other	126,828	60,032
TOTAL	1,101,262	794,788

TOTAL ASSETS	$3,722,382	$3,606,752

See Notes to Financial Statements.

146

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND SHAREHOLDER'S EQUITY
September 30, 2008 and December 31, 2007
(Unaudited)

	2008	2007
	(In Thousands)

CURRENT LIABILITIES
Currently maturing portion of debt assumption liability	$160,286	$309,123
Accounts payable:
Associated companies	122,640	40,120
Other	424,601	80,917
Customer deposits	40,459	37,962
Taxes accrued	96	15,753
Accumulated deferred income taxes	1,877	-
Interest accrued	26,803	28,049
Deferred fuel costs	-	67,270
Pension and other postretirement liabilities	1,236	1,236
System agreement cost equalization	65,597	92,225
Other	7,182	5,316
TOTAL	850,777	677,971

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	708,442	697,693
Accumulated deferred investment tax credits	24,527	25,724
Other regulatory liabilities	-	4,881
Asset retirement cost liabilities	3,203	3,066
Accumulated provisions	10,935	8,863
Pension and other postretirement liabilities	-	14,418
Long-term debt - assumption liability	769,971	769,971
Other long-term debt	422,877	333,892
Other	37,352	66,019
TOTAL	1,977,307	1,924,527

Commitments and Contingencies

SHAREHOLDER'S EQUITY
Common stock, no par value, authorized 200,000,000 shares;
issued and outstanding 46,525,000 shares in 2008 and 2007	49,452	49,452
Paid-in capital	481,994	631,994
Retained earnings	362,852	322,808
TOTAL	894,298	1,004,254

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$3,722,382	$3,606,752

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS AND PAID-IN CAPITAL
For the Three and Nine Months Ended September 30, 2008 and 2007
(Unaudited)

	Three Months Ended
	2008	2007
	(In Thousands)
RETAINED EARNINGS
Retained Earnings - Beginning of period	$339,936	$283,352

Add:
Net Income	22,916	40,255
Other additions	-	418
	22,916	40,673

Deduct:
Dividends declared on common stock	-	13,918

Retained Earnings - End of period	$362,852	$310,107

PAID-IN CAPITAL
Paid-in Capital - Beginning of period	$481,994	$632,222

Deduct:
Return of capital to parent	-	-

Paid-in Capital - End of period	$481,994	$632,222

	Nine Months Ended
	2008	2007
	(In Thousands)
RETAINED EARNINGS
Retained Earnings - Beginning of period	$322,808	$306,266

Add:
Net Income	52,044	36,697
Other additions	-	790
	52,044	37,487

Deduct:
Dividends declared on common stock	12,000	33,646

Retained Earnings - End of period	$362,852	$310,107

PAID-IN CAPITAL
Paid-in Capital - Beginning of period	$631,994	$632,222

Deduct:
Return of capital to parent	(150,000)	-

Paid-in Capital - End of period	$481,994	$632,222

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three and Nine Months Ended September 30, 2008 and 2007
(Unaudited)

	Three Months Ended		Increase/
Description	2008	2007	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$212	$152	$60	39
Commercial	125	80	45	56
Industrial	145	84	61	73
Governmental	7	5	2	40
Total retail	489	321	168	52
Sales for resale
Associated companies	139	115	24	21
Non-associated companies	2	2	-	-
Other	(9)	8	(17)	(213)
Total	$621	$446	$175	39

Billed Electric Energy
Sales (GWh):
Residential	1,727	1,704	23	1
Commercial	1,180	1,172	8	1
Industrial	1,575	1,526	49	3
Governmental	66	63	3	5
Total retail	4,548	4,465	83	2
Sales for resale
Associated companies	1,130	1,211	(81)	(7)
Non-associated companies	23	28	(5)	(17)
Total	5,701	5,704	(3)	-

	Nine Months Ended		Increase/
Description	2008	2007	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$472	$410	$62	15
Commercial	313	266	47	18
Industrial	383	305	78	26
Governmental	20	17	3	18
Total retail	1,188	998	190	19
Sales for resale
Associated companies	377	287	90	31
Non-associated companies	7	5	2	40
Other	12	26	(14)	(54)
Total	$1,584	$1,316	$268	20

Billed Electric Energy
Sales (GWh):
Residential	4,171	4,071	100	2
Commercial	3,165	3,069	96	3
Industrial	4,726	4,393	333	8
Governmental	189	183	6	3
Total retail	12,251	11,716	535	5
Sales for resale
Associated companies	3,105	3,206	(101)	(3)
Non-associated companies	73	75	(2)	(3)
Total	15,429	14,997	432	3

SYSTEM ENERGY RESOURCES, INC.

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

System Energy's principal asset consists of a 90% ownership and leasehold interest in Grand Gulf. The capacity and energy from its 90% interest are sold under the Unit Power Sales Agreement to its only four customers, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans. System Energy's operating revenues are derived from the allocation of the capacity, energy, and related costs associated with its 90% interest in Grand Gulf pursuant to the Unit Power Sales Agreement. Payments under the Unit Power Sales Agreement are System Energy's only source of operating revenues.

Net income decreased by $5.0 million for the third quarter 2008 compared to the third quarter 2007 primarily due to a decrease in rate base in the third quarter 2008 resulting in lower operating income combined with lower interest income. The lower interest income resulted from interest income of $2.5 million recorded on an IRS audit settlement in the third quarter 2007 and lower interest earned on decommissioning trust funds and money pool investments.

Net income decreased by $15.6 million for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 primarily due to a decrease in rate base in 2008 resulting in lower operating income combined with lower interest income. The lower interest income resulted from lower interest income earned on money pool investments and interest income of $2.5 million recorded on an IRS audit settlement in the third quarter of 2007.

Liquidity and Capital Resources

Cash Flow

Cash flows for the nine months ended September 30, 2008 and 2007 were as follows:
	2008	2007
	(In Thousands)

Cash and cash equivalents at beginning of period	$105,005	$135,012

Cash flow provided by (used in):
Operating activities	182,138	174,409
Investing activities	(79,376)	(97,414)
Financing activities	(71,901)	(29,155)
Net increase in cash and cash equivalents	30,861	47,840

Cash and cash equivalents at end of period	$135,866	$182,852

Operating Activities

The increase of $7.7 million in net cash provided by operating activities for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 is primarily due to a decrease of $19.8 million in income tax payments, partially offset by lower net income.

Investing Activities

The decrease of $18.0 million in net cash used in investing activities for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 is primarily due to higher spending in 2007 on the initial development of potential new nuclear development at the Grand Gulf and River Bend sites.

Financing Activities

The increase of $42.7 million in net cash used in financing activities for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 is primarily due to the issuance of $70 million of First Mortgage Bonds in September 2007, partially offset by an increase of $30.1 million in common stock dividends paid.

Capital Structure

System Energy's capitalization is balanced between equity and debt, as shown in the following table.

	September 30, 2008	December 31, 2007

Net debt to net capital	46.2%	47.4%
Effect of subtracting cash from debt	4.1%	3.2%
Debt to capital	50.3%	50.6%

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

&#System Energy's receivables from the money pool were as follows:

September 30, 2008	December 31, 2007	September 30, 2007	December 31, 2006
(In Thousands)

$73,614	$53,620	$83,418	$88,231

In May 2007, $22.5 million of System Energy's receivable from the money pool was replaced by a note receivable from Entergy New Orleans. See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Significant Factors, Known Trends, and Uncertainties

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends" in the Form 10-K for a discussion of the Energy Policy Act of 2005, nuclear matters, and environmental risks. The following is an update to the Form 10-K.

System Energy Rate Proceeding

In March 2008, the LPSC filed a complaint at the FERC under Federal Power Act section 206 against System Energy and Entergy Services. The complaint requests that the FERC set System Energy's rate of return on common equity at no more than 9.75%. The LPSC's complaint further requests that System Energy base its decommissioning and depreciation expenses on a 60-year useful life for Grand Gulf as opposed to the 40-year life specified in the existing NRC operating license. The APSC, the City of New Orleans, the MPSC, and other parties have intervened in the proceeding. System Energy filed its answer to the complaint in April 2008, in which it denies the allegations of the LPSC and requests that the FERC dismiss the complaint without a hearing. On July 1, 2008, the FERC issued an order denying the relief requested by the LPSC.

Critical Accounting Estimates

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K for a discussion of the estimates and judgments necessary in System Energy's accounting for nuclear decommissioning costs and qualified pension and other postretirement benefits, and see Entergy Corporation and Subsidiaries "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in this Form 10-Q for an update to the discussion regarding qualified pension and other postretirement benefits.

New Accounting Pronouncements

See "New Accounting Pronouncements" section of Entergy Corporation and Subsidiaries Management's Financial Discussion and Analysis for a discussion of new accounting pronouncements.

SYSTEM ENERGY RESOURCES, INC.
INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2008 and 2007
(Unaudited)

	Three Months Ended		Nine Months Ended
	2008	2007	2008	2007
	(In Thousands)		(In Thousands)

OPERATING REVENUES
Electric	$142,045	$144,383	$384,783	$400,011

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	11,315	10,560	34,619	29,281
Nuclear refueling outage expenses	4,256	4,177	12,669	12,403
Other operation and maintenance	30,712	30,831	87,709	83,372
Decommissioning	6,972	6,486	20,543	19,110
Taxes other than income taxes	6,068	6,520	10,097	19,525
Depreciation and amortization	36,427	35,244	87,504	85,232
Other regulatory credits - net	(4,641)	(2,500)	(9,198)	(7,110)
TOTAL	91,109	91,318	243,943	241,813

OPERATING INCOME	50,936	53,065	140,840	158,198

OTHER INCOME
Allowance for equity funds used during construction	1,367	1,437	3,733	2,217
Interest and dividend income	2,134	7,869	8,346	18,454
Miscellaneous - net	(116)	(87)	(404)	491
TOTAL	3,385	9,219	11,675	21,162

INTEREST AND OTHER CHARGES
Interest on long-term debt	16,065	16,444	39,348	40,133
Other interest - net	157	51	237	103
Allowance for borrowed funds used during construction	(458)	(475)	(1,251)	(730)
TOTAL	15,764	16,020	38,334	39,506

INCOME BEFORE INCOME TAXES	38,557	46,264	114,181	139,854

Income taxes	16,173	18,832	48,105	58,161

NET INCOME	$22,384	$27,432	$66,076	$81,693

See Notes to Financial Statements.

(Page left blank intentionally)

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2008 and 2007
(Unaudited)

	2008	2007
	(In Thousands)

OPERATING ACTIVITIES
Net income	$66,076	$81,693
Adjustments to reconcile net income to net cash flow provided by operating activities:
Other regulatory credits - net	(9,198)	(7,110)
Depreciation, amortization, and decommissioning	108,047	104,342
Deferred income taxes, investment tax credits, and non-current taxes accrued	35,202	68,879
Changes in working capital:
Receivables	10,937	437
Accounts payable	2,846	3,134
Taxes accrued	-	(29,265)
Interest accrued	(16,330)	(15,762)
Other working capital accounts	(21,352)	(19,861)
Provision for estimated losses and reserves	(389)	81
Changes in other regulatory assets	4,390	17,868
Other	1,909	(30,027)
Net cash flow provided by operating activities	182,138	174,409

INVESTING ACTIVITIES
Construction expenditures	(43,099)	(61,562)
Allowance for equity funds used during construction	3,733	2,217
Nuclear fuel purchases	(63,319)	(56,260)
Proceeds from sale/leaseback of nuclear fuel	63,322	56,580
Proceeds from nuclear decommissioning trust fund sales	344,772	53,810
Investment in nuclear decommissioning trust funds	(364,791)	(74,484)
Changes in money pool receivable - net	(19,994)	(17,715)
Net cash flow used in investing activities	(79,376)	(97,414)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	-	69,480
Retirement of long-term debt	(26,701)	(23,335)
Dividends paid:
Common stock	(45,200)	(75,300)
Net cash flow used in financing activities	(71,901)	(29,155)

Net increase in cash and cash equivalents	30,861	47,840

Cash and cash equivalents at beginning of period	105,005	135,012

Cash and cash equivalents at end of period	$135,866	$182,852

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$52,060	$51,861
Income taxes	$16,072	$35,897

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
ASSETS
September 30, 2008 and December 31, 2007
(Unaudited)

	2008	2007
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$103	$406
Temporary cash investments - at cost,
which approximates market	135,763	104,599
Total cash and cash equivalents	135,866	105,005
Accounts receivable:
Associated companies	121,174	112,598
Other	4,402	3,921
Total accounts receivable	125,576	116,519
Materials and supplies - at average cost	73,692	68,613
Deferred nuclear refueling outage costs	13,606	13,640
Prepayments and other	25,732	9,225
TOTAL	374,472	313,002

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	292,074	315,654
Note receivable - Entergy New Orleans	25,560	25,560
TOTAL	317,634	341,214

UTILITY PLANT
Electric	3,292,812	3,273,390
Property under capital lease	475,157	475,157
Construction work in progress	110,846	88,296
Nuclear fuel under capital lease	119,547	81,616
Nuclear fuel	8,302	7,656
TOTAL UTILITY PLANT	4,006,664	3,926,115
Less - accumulated depreciation and amortization	2,183,721	2,101,484
UTILITY PLANT - NET	1,822,943	1,824,631

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
SFAS 109 regulatory asset - net	88,295	93,083
Other regulatory assets	272,296	274,202
Other	11,506	12,628
TOTAL	372,097	379,913

TOTAL ASSETS	$2,887,146	$2,858,760

See Notes to Financial Statements.

156

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
LIABILITIES AND SHAREHOLDER'S EQUITY
September 30, 2008 and December 31, 2007
(Unaudited)

	2008	2007
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$28,440	$26,701
Accounts payable:
Associated companies	1,327	8,902
Other	39,603	29,182
Accumulated deferred income taxes	4,376	4,494
Interest accrued	31,073	47,403
Obligations under capital leases	30,058	30,058
Other	200	-
TOTAL	135,077	146,740

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	340,562	314,991
Accumulated deferred investment tax credits	62,577	65,184
Obligations under capital leases	89,488	51,558
Other regulatory liabilities	214,380	243,450
Decommissioning	389,102	368,559
Accumulated provisions	2,080	2,469
Pension and other postretirement liabilities	25,756	30,031
Long-term debt	744,881	773,266
Other	-	145
TOTAL	1,868,826	1,849,653

Commitments and Contingencies

SHAREHOLDER'S EQUITY
Common stock, no par value, authorized 1,000,000 shares;
issued and outstanding 789,350 shares in 2008 and 2007	789,350	789,350
Retained earnings	93,893	73,017
TOTAL	883,243	862,367

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$2,887,146	$2,858,760

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See "PART I, Item 1, Litigation" in the Form 10-K and "Item 8, Legal Proceedings" in the Entergy Texas Form 10 for a discussion of legal, administrative, and other regulatory proceedings affecting Entergy.

Item 1A. Risk Factors

See the risk factors discussed in "PART I, Item 1A, Risk Factors" in the Form 10-K and in the Entergy Texas Form 10. Following is an update to the risk factors discussed in the Form 10-K and the Entergy Texas Form 10.

Utility

(Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy New Orleans and Entergy Texas)

A delay or failure in recovering amounts for storm restoration costs incurred, or revenue lost, as a result of Hurricane Gustav and Hurricane Ike could have material, adverse effects on Entergy and those Utility operating companies affected by these storms.

As a result of Hurricane Gustav and Hurricane Ike, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans and Entergy Texas expect to incur a total of approximately $1.025 to $1.225 billion in storm restoration costs for the repair or replacement of their electric facilities damaged by the hurricanes. These costs do not include other incremental losses, such as the inability to recover fixed costs scheduled for recovery through base rates due to reduced sales volumes resulting from the storms. Entergy and the Utility operating companies are pursuing a broad range of initiatives to recover storm restoration costs, including obtaining reimbursement of certain costs covered by insurance and pursuing recovery through existing or new rate mechanisms regulated by FERC, state and local regulatory bodies, in combination with the possible issuance of bonds securitized by the storm recovery rates.

The non-capital portion of the restoration costs are being accumulated as regulatory assets (except for Entergy Arkansas) and not charged against current income based upon expectation of cost recovery. Because the Utility operating companies have not completed the regulatory process for recovery of these storm costs, however, there is an element of risk regarding recovery. For further information regarding the effects of Hurricane Gustav and Hurricane Ike, see "Management's Financial Discussion and Analysis - Hurricane Gustav and Hurricane Ike" for Entergy and each of the Utility operating companies (other than Entergy Mississippi). For further information with respect to storm cost recovery regulatory filings, see Note 2 to the financial statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum $ Amount of Shares that May Yet be Purchased Under a Plan (2)

7/01/2008-7/31/2008	-	$ -	-	$707,627,695
8/01/2008-8/31/2008	705,000	$102.19	705,000	$666,779,561
9/01/2008-9/30/2008	290,000	$ 91.12	290,000	$640,595,073
Total	995,000	$ 98.96	995,000

(1)

In accordance with Entergy's stock-based compensation plans, Entergy periodically grants stock options to key employees that may be exercised to obtain shares of Entergy's common stock. According to the plans, these shares can be newly issued shares, treasury stock, or shares purchased on the open market. Entergy's management has been authorized by the Board to repurchase on the open market shares up to an amount sufficient to fund the exercise of grants under the plans. In addition to this authority, in January 2007 the Board approved a repurchase program under which Entergy is authorized to repurchase up to $1.5 billion of its common stock. The program does not have an expiration date, but Entergy expects to complete it in 2008. In January 2008, the Board authorized an incremental $500 million share repurchase program to enable Entergy to consider opportunistic purchases in response to equity market conditions. See Note 12 to the financial statements in the Form 10-K for additional discussion of the stock-based compensation plans.

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

Item 5. Other Information

Affiliate Purchased Power Agreements

See Part I, Item 1 of the Form 10-K for a discussion of the FERC proceeding involving the purchased power agreements entered by Entergy Louisiana and Entergy New Orleans to procure electric power from affiliates, the FERC's decision in the proceeding, and the LPSC's appeal of that decision. On April 10, 2008, the LPSC filed its initial brief with the D.C. Circuit. In its initial brief, the LPSC argues the FERC erred: (1) in concluding that Entergy Arkansas' short term sale of capacity and energy to third parties did not trigger the obligation to offer a right of first refusal with respect to this capacity to the other Utility operating companies pursuant to the provisions of the System Agreement; and (2) by approving an allocation of baseload generating resources that unduly preferred Entergy New Orleans and unduly discriminated against Entergy Gulf States Louisiana. Oral argument is scheduled for November 7, 2008.

Franchises and Certificates

As discussed in the Entergy Texas Form 10, on December 28, 2007, the Texas Industrial Energy Consumers (TIEC) filed a petition asking the PUCT to declare that Entergy Gulf States, Inc. was required to obtain prior PUCT approval in connection with Entergy Texas' acquisition of its certificate of convenience and necessity as part of the jurisdictional separation of Entergy Gulf States, Inc. into Entergy Texas and Entergy Gulf States Louisiana.  The TIEC further requested that the PUCT declare Entergy Texas' acquisition of the certificate of convenience and necessity null and void if it occurred without prior PUCT approval.

To resolve expeditiously any outstanding related issues, on March 31, 2008, Entergy Texas filed a request with the PUCT for approval of the allocation to Entergy Texas of the certificate of convenience and necessity to the extent the PUCT finds such an approval is necessary. On May 8, 2008, the ALJ issued an order consolidating the TIEC proceeding discussed above with this proceeding because the filings share threshold issues. On May 16, 2008, the ALJ certified two issues for the PUCT to consider that relate to whether Entergy Gulf States, Inc. needed to obtain PUCT approval with regard to allocating its certificate of convenience and necessity to Entergy Texas. In June 2008 the PUCT determined that the legislation authorizing the completion of the jurisdictional separation of Entergy Gulf States, Inc. into two separate companies contemplated Entergy Texas' succession to Entergy Gulf States, Inc.'s rights under the certificate of convenience and necessity without further regulatory approval. The PUCT issued in August 2008 its order dismissing this proceeding.

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

For Texas, the Beaumont-Port Arthur area was originally classified as a "marginal" (rather than "serious") non-attainment area under the new standard with an attainment date of June 15, 2007. On March 18, 2008 the EPA published a notice that the Beaumont-Port Arthur area had failed to meet the standard by the attainment date based on the area's 2004-2006 monitoring data and was proceeding with a "bump-up" of the area to the next higher non-attainment level. However, 2005-2007 monitoring data showed the area to be in attainment, and on July 9, 2008 the Texas environmental commission proposed a Redesignation Request and Maintenance Plan for EPA redesignation of the area from non-attainment to attainment under the 8-hour ozone standard.

The Houston-Galveston-Brazoria area was originally classified as "moderate" non-attainment under the new standard with an attainment date of June 15, 2010. On June 15, 2007, the Texas governor petitioned the EPA to reclassify Houston-Galveston-Brazoria from "moderate" to "severe." On December 31, 2007 the EPA proposed to reclassify the Houston-Galveston-Brazoria area to a severe nonattainment area for the 1997 8-hour ozone standard. On October 1, 2008 the EPA granted the request by the Governor of the State of Texas to voluntarily reclassify the Houston-Galveston-Brazoria ozone nonattainment area from a moderate 8-hour ozone nonattainment area to a severe 8-hour ozone nonattainment area. The EPA also set April 15, 2010, as the date for the State of Texas to submit a revised State Implementation Plan addressing the severe ozone nonattainment area requirements of the Clean Air Act. The reclassification is effective on October 31, 2008. The area's new attainment date for the 1997 eight-hour ozone standard is as expeditiously as practicable, but no later than June 15, 2019.

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

Interstate Air Transport

In March 2005, the EPA finalized the Clean Air Interstate Rule, which would have reduced SO2 and NOx emissions from electric generation plants in order to address transport issues and improve air quality in 29 eastern states. The Clean Air Interstate Rule was vacated by the U.S. Court of Appeals for the D.C. Circuit on July 11, 2008. The court found that the EPA failed to address basic obligations under the Clean Air Act's "good neighbor" provision regarding "upwind" states' contribution to air quality impairment in "downwind" states. Entergy is currently evaluating the impact of the D.C. Circuit's decision on both state plans to assure compliance with National Ambient Air Quality Standards and on the regional haze program, discussed below, because the regional haze program regulations rely in part on reductions expected to be gained through the Clean Air Interstate Rule program.

Regional Haze

In June 2005, the EPA issued final Best Available Retrofit Control Technology (BART) regulations, which could potentially result in a requirement to install SO2 pollution control technology on certain of Entergy's coal and oil generation units. The rule leaves certain BART determinations to the states. The Arkansas Department of Environmental Quality (ADEQ) has completed its State Implementation Plan (SIP) for Arkansas facilities to implement its obligations under the Clean Air Visibility Rule. The ADEQ has determined that Entergy Arkansas' White Bluff power plant affects Class I Area visibility and will be subject to the EPA's presumptive BART requirements to install scrubbers and low NOx burners by 2013. Under current regulations, the scrubbers must be operational by September 2013. On October 2, 2008, Entergy Arkansas, along with the co-owners of the White Bluff, filed a Third Party Rulemaking Petition before the Arkansas Pollution Control and Ecology Commission (APCE) to modify Arkansas environmental Regulation 19 to coincide with the federal date for implementation, which is within 5 years after the EPA approves the Arkansas SIP. This action was considered necessary to ensure that Entergy Arkansas consumers do not assume any risk from early investment in control equipment that the EPA could consider inadequate subsequent to the close of capital purchase agreements. The APCE has initiated the rulemaking procedure (an action which does not indicate agreement or disagreement with Entergy Arkansas' position), and the proposed rule change will now be published for public notice and comment, followed by legislative committee review and a possible APCE decision on adoption or rejection. Currently, the project remains in the planning stages and has not been fully designed, but the latest conceptual cost estimate has gone up significantly from previous estimates due to increases in equipment, commodity, and labor costs. These estimates indicate that Entergy Arkansas' share of the project could cost approximately $630 million compared to the $375 million reported in the Form 10-K. Entergy continues to review potential environmental spending needs and financing alternatives for any such spending, and future spending estimates could change based on the results of this continuing analysis.

316(b) Cooling Water Intake Structures

Entergy's Non-Utility Nuclear business is currently in various stages of the data evaluation and discharge permitting process for its generation facilities.  Indian Point is involved in an administrative permitting process with the New York State Department of Environmental Conservation (NYSDEC) for renewal of the Indian Point 2 and 3 discharge permits.  In November 2003, the NYSDEC issued a draft permit indicating that closed cycle cooling would be considered the "best technology available" for minimizing perceived adverse environmental impacts attributable to the intake and discharge of cooling water at Indian Point 2 and 3.  The draft permit would require Entergy to take certain steps to assess the feasibility of retrofitting the site to install cooling towers because Entergy has announced its intent to apply for NRC license renewal at Indian Point 2 and 3.  The draft permit could also require, upon its becoming effective, the facilities to take an annual 42 unit-day outage (coordinated with the existing refueling outage schedule) and provide a payment into a NYSDEC account until the start of cooling tower construction.  Entergy is participating in the administrative process in order to have the draft permit modified prior to final issuance and opposes any requirement to install cooling towers or to begin annual outages at Indian Point 2 and 3.  Entergy notified the NYSDEC that the cost of retrofitting Indian Point 2 and 3 with cooling towers likely would cost, in 2003 dollars, at least $740 million in capital costs and an additional $630 million in lost generation during construction.  Due to fluctuations in power pricing and because a retrofitting of this size and complexity has never been undertaken, significant uncertainties exist in these estimates.  An August 13, 2008 ruling by the NYSDEC's Assistant Commissioner has restructured the permitting process.  The NYSDEC is now likely to direct Entergy to develop detailed feasibility information regarding the construction and operation of cooling towers prior to the issuance of a new draft permit.  A comment period and further contested proceedings likely would follow.

In March 2008, the NYSDEC issued a draft water quality certification and a draft discharge permit for FitzPatrick, opening a 30-day public comment period on these documents. The certification, or a waiver or exemption of the same, is required by section 401 of the federal Clean Water Act as a supporting document to the NRC's license renewal decision. The discharge permit action is not related to the license renewal decision. The NYSDEC received comments on the draft documents from Entergy and from the public. In response, the NYSDEC issued a draft denial without prejudice of the certification and held hearings on both draft documents in July 2008. FitzPatrick, having filed a timely and complete application for permit renewal, has continued to operate under its administratively continued discharge permit. On July 16, 2008, negotiations with the state concerning issuance of these authorizations resulted in an agreement, memorialized in a stipulation executed by the state and Entergy on July 17, 2008. The agreement includes a voluntary commitment by Entergy to install ristroph screens and an initial fish return system during the next five-year permit cycle. Additionally, Entergy has agreed to conduct further studies regarding the feasibility and effectiveness of relocating the facility's offshore intake structure and of additional fish return technologies. The permit to be issued under the agreement requires that the NYSDEC initiate a permit modification (triggering Entergy's right to challenge) if the state decides to require the installation and operation of additional fish return technology. The NYSDEC issued the water permit as described above and issued the water quality certification. Additionally, the New York Department of State has issued the Coastal Zone Management consistency determination, also required for the NRC to complete the licensing process.

At the request of EPA Region 1, Entergy submitted extensive data to the agency in July 2008 concerning cooling water intake impacts at the Pilgrim facility.  Analysis of what technologies may be appropriate for Pilgrim continues, but it appears at this point that cooling towers are not feasible due to restrictions in the plant's condenser design and capacity.  Other technologies, such as variable speed pumps and the relocation of the cooling water intake, are under consideration if monitoring indicates that any action needs to be taken at the station.

Vermont Yankee Thermal Discharge Permit

Opposition groups appealed a final permit issued to Vermont Yankee pursuant to the National Pollutant Discharge Elimination System in which the Vermont Agency of Natural Resources (VANR) allowed a small increase in the amount of heat the facility can discharge to the Connecticut River from June 16 to October 14 each year. The VANR permit amendment increases operational flexibility for the required usage rate of the existing cooling towers and for the generation rate of the facility that is especially helpful in conditions of high ambient temperatures or low river flow conditions. The trial of this matter took place in the Vermont Environmental Court during the summer of 2007. On May 22, 2008, the Vermont Environmental Court entered its judgment and order granting the increased thermal discharge provided in the amendment for the period from July 8 through October 14 each year but imposing additional management and measurement requirements with respect to the period from June 16 through July 7. Entergy generally accepts these additional requirements but it and VANR have requested clarification of certain aspects of the Court's order. The period for opposition groups to appeal the Court's judgment and order does not run while those requests for clarification are pending. A reversal on appeal would require that Vermont Yankee return to its previous thermal discharge permit limits with the loss of additional operational flexibility.

Indian Point 2 Hazardous Waste Remediation

As part of the effort to terminate the current Indian Point 2 mixed waste storage permit, Entergy was required to perform groundwater and soil sampling for metals, PCBs and other non-radiological contaminants on plant property, regardless of whether these contaminants stem from onsite activities or were related to the waste stored on-site pursuant to the permit. Entergy believes this permit is no longer necessary for the facility due to an exemption for mixed wastes (hazardous waste that is also radioactive) recently promulgated as part of the EPA's hazardous waste regulations. This exemption allows mixed waste to be regulated through the NRC license instead of through a separate EPA or state hazardous waste permit. In February 2008, Entergy submitted its report on this sampling effort to the NYSDEC. The report indicated the presence of various metals in soils at levels above the NYSDEC cleanup objectives. It does not appear that these metals are connected to operation of the nuclear facility. At the request of the NYSDEC, Entergy submitted a plan on August 8, 2008 for a study which will identify the sources of the metals. The NYSDEC recently approved this workplan with some conditions related to the need to study whether the soil impact observed may have originated from plant construction materials. This issue is being studied by Entergy to determine if any changes to the workplan are necessary. The NYSDEC may require additional work to define the vertical and lateral extent of the contamination on-site, and evaluate any potential for migration off-site. The NYSDEC plans to use the results of this investigation to determine whether the permit can be terminated and the metals left in place until plant decommissioning or if further investigation and/or remediation are required. Entergy is unable to determine what the extent or cost of required remediation, if any, will be at this time.

Groundwater Contamination at Certain Nuclear Sites

The NRC requires nuclear power plants to regularly monitor and report the presence of radioactive material in the environment. Entergy joined other nuclear utilities and the Nuclear Energy Institute in 2006 to develop a voluntary groundwater monitoring and protection program. This initiative began after detection of very low levels of radioactive material, primarily tritium, in groundwater at several plants in the United States, including the Indian Point Energy Center. In addition to tritium, other radionuclides have been found in on site ground water at Indian Point.

As part of the groundwater monitoring and protection program, Entergy has: (1) performed reviews of plant groundwater characteristics (hydrology) and historical records of past events on site which may have potentially impacted groundwater; (2) implemented fleet procedures on how to handle events that could impact groundwater; and (3) installed groundwater monitoring wells and began periodic sampling. The program also includes protocols for notifying local officials if contamination is found.

Entergy identified two sources of the contamination at Indian Point. The first sourse is a historical leak from the Unit 2 spent fuel pool, which has been remediated. The other source was leakage from the Unit 1 spent fuel pool. Since the Unit 1 spent fuel pool has now been drained, Entergy expects no further migration of radionuclides into the groundwater. In October 2007, the EPA announced that it was consulting with the NRC and the NYSDEC regarding Indian Point. The EPA stated that after reviewing data it confirmed with New York State that there have been no violations of federal drinking water standards for radionuclides in drinking water supplies.

Indian Point has implemented an extensive groundwater monitoring and protection program, including installing approximately 35 monitoring wells, with five to six sampling points per well. Entergy has been working cooperatively with the NRC and NYSDEC in a split sample program to independently analyze test samples. Minor levels of tritium have also been found at the Pilgrim and Palisades plants, and those sites are addressing these findings.

In April 2006, an environmental advocacy organization served a notice of intent to bring an environmental citizen's suit pursuant to the federal Resource Conservation and Recovery Act (RCRA) against Entergy.  Notice of suit is required by RCRA sixty days before actual filing.  The suit, if filed, will allege that Entergy violated an EPA regulation by failing formally to report the discovered release of radioactive material into the environment at Indian Point.  It is expected that the environmental advocacy organization will ask the court to require Entergy formally to notify the EPA of the site condition, will seek to have the EPA formally involved in the ongoing site investigation and any required remediation, will seek attorney's fees under the statute, and may seek to have the judge impose statutory penalties. In response, the EPA stated that they had reviewed Entergy's investigation program and were satisfied that the program was protective of human health and the environment. To date, the advocacy group has not filed a complaint in the matter.

Hurricane Gustav and Hurricane Ike

Recent damage sustained by Entergy Louisiana's and Entergy Texas' electrical transmission infrastructure due to the effects of Hurricane Gustav and Hurricane Ike necessitated that significant amounts of restoration work occur in areas classified as jurisdictional wetlands and coastal marsh. While measures were taken to minimize the impact in these environmentally-sensitive areas, some level of damage to the wetland and marsh areas likely has occurred. Mitigation requirements for these possible impacts have yet to be assessed or required by regulatory authorities. Following Hurricane Katrina and Hurricane Rita, the regulatory authorities deferred assessing mitigation requirements for such impacts pending an evaluation of spontaneous recovery of the marsh and wetlands damaged during line repairs.

Nuclear Retention Plan

Effective January 1, 2009, Entergy Corporation elected to renew the participation in its Nuclear Retention Plan of one of its Named Executive Officers, Mr. Gary J. Taylor, the current Group President, Utility Operations, who previously served as Entergy's Executive Vice President and Chief Nuclear Officer. The Nuclear Retention Plan (the "Plan") is a special retention plan for officers and other leaders with special expertise in the nuclear industry. Entergy established the plan to attract and retain management talent in the nuclear power field, a field that requires unique technical and other expertise that is in great demand in the utility industry. Mr. Taylor's continued participation in the plan will cover a three-year period beginning January 1, 2009. In January 2010, 2011 and 2012, Mr. Taylor will receive a cash bonus equal to 30 percent of his base salary as of January 1, 2009. If Mr. Taylor's participation in the Plan had not been renewed, his current participation would have ceased on December 2008 with Mr. Taylor receiving a final payout in January 2009 equal to 25% of his 2005 salary (his salary at the time of his enrollment in the plan). For more information about the Plan, see Exhibit 10(a)107 to the Form 10-K.

Earnings Ratios (Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

The Registrant Subsidiaries have calculated ratios of earnings to fixed charges and ratios of earnings to combined fixed charges and preferred dividends/distributions pursuant to Item 503 of Regulation S-K of the SEC as follows:

	Ratios of Earnings to Fixed Charges
	Twelve Months Ended
	December 31,					September 30,
	2003	2004	2005	2006	2007	2008

Entergy Arkansas	3.17	3.37	3.75	3.37	3.19	2.85
Entergy Gulf States Louisiana	1.51	3.04	3.34	3.01	2.84	2.58
Entergy Louisiana	3.93	3.60	3.50	3.23	3.44	3.41
Entergy Mississippi	3.06	3.41	3.16	2.54	3.22	3.18
Entergy New Orleans	1.73	3.60	1.22	1.52	2.74	4.03
Entergy Texas	1.21	2.07	2.06	2.12	2.07	2.38
System Energy	3.66	3.95	3.85	4.05	3.95	3.57

	Ratios of Earnings to Combined Fixed Charges and Preferred Dividends/Distributions
	Twelve Months Ended
	December 31,					September 30,
	2003	2004	2005	2006	2007	2008

Entergy Arkansas	2.79	2.98	3.34	3.06	2.88	2.52
Entergy Gulf States Louisiana	1.45	2.90	3.18	2.90	2.73	2.53
Entergy Louisiana	-	-	-	2.90	3.08	3.03
Entergy Mississippi	2.77	3.07	2.83	2.34	2.97	2.91
Entergy New Orleans	1.59	3.31	1.12	1.35	2.54	3.71

Item 6. Exhibits *

4 (a) -	Sixty-fifth Supplemental Indenture, dated as of August 1, 2008, to the Entergy Louisiana, LLC Mortgage and Deed of Trust, dated as of April 1, 1944.

10(a) -	Amended and Restated Limited Liability Company Agreement of Entergy Holdings Company LLC dated as of July 29, 2008.

12(a) -	Entergy Arkansas' Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

12(b) -	Entergy Gulf States Louisiana's Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Distributions, as defined.

12(c) -	Entergy Louisiana's Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Distributions, as defined.

12(d) -	Entergy Mississippi's Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

12(e) -	Entergy New Orleans' Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

12(f) -	Entergy Texas' Computation of Ratios of Earnings to Fixed Charges, as defined.

12(g) -	System Energy's Computation of Ratios of Earnings to Fixed Charges, as defined.

31(a) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Corporation.

31(b) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Corporation.

31(c) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Arkansas.

31(d) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Arkansas.

31(e) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Gulf States Louisiana.

31(f) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Gulf States Louisiana.

31(g) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Louisiana.

31(h) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Louisiana.

31(i) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Mississippi.

31(j) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Mississippi.

31(k) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy New Orleans.

31(l) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy New Orleans.

31(m) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Texas.

31(n) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Texas.

31(o) -	Rule 13a-14(a)/15d-14(a) Certification for System Energy.

165

31(p) -	Rule 13a-14(a)/15d-14(a) Certification for System Energy.

32(a) -	Section 1350 Certification for Entergy Corporation.

32(b) -	Section 1350 Certification for Entergy Corporation.

32(c) -	Section 1350 Certification for Entergy Arkansas.

32(d) -	Section 1350 Certification for Entergy Arkansas.

32(e) -	Section 1350 Certification for Entergy Gulf States Louisiana.

32(f) -	Section 1350 Certification for Entergy Gulf States Louisiana.

32(g) -	Section 1350 Certification for Entergy Louisiana.

32(h) -	Section 1350 Certification for Entergy Louisiana.

32(i) -	Section 1350 Certification for Entergy Mississippi.

32(j) -	Section 1350 Certification for Entergy Mississippi.

32(k) -	Section 1350 Certification for Entergy New Orleans.

32(l) -	Section 1350 Certification for Entergy New Orleans.

32(m) -	Section 1350 Certification for Entergy Texas.

32(n) -	Section 1350 Certification for Entergy Texas.

32(o) -	Section 1350 Certification for System Energy.

32(p) -	Section 1350 Certification for System Energy.

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

*

Reference is made to a duplicate list of exhibits being filed as a part of this report on Form 10-Q for the quarter ended September 30, 2008, which list, prepared in accordance with Item 102 of Regulation S-T of the SEC, immediately precedes the exhibits being filed with this report on Form 10-Q for the quarter ended September 30, 2008.

**	Incorporated herein by reference as indicated.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company or its subsidiaries.

ENTERGY CORPORATION
ENTERGY ARKANSAS, INC.
ENTERGY GULF STATES LOUISIANA, L.L.C.
ENTERGY LOUISIANA, LLC
ENTERGY MISSISSIPPI, INC.
ENTERGY NEW ORLEANS, INC.
ENTERGY TEXAS, INC.
SYSTEM ENERGY RESOURCES, INC.

/s/ Theodore H. Bunting, Jr. Theodore H. Bunting, Jr. Senior Vice President and Chief Accounting Officer (For each Registrant and for each as Principal Accounting Officer)

Date: November 7, 2008