Form 10-K
period 2008-12-31
ENTERGY CORP /DE/; SYSTEM ENERGY RESOURCES INC; Entergy Texas, Inc.; ENTERGY MISSISSIPPI INC; Entergy Louisiana, LLC; ENTERGY GULF STATES LOUISIANA, LLC; ENTERGY NEW ORLEANS INC; ENTERGY ARKANSAS INC
filed 2009-03-02
CIK 65984, 202584, 1427437, 66901, 1348952, 44570, 71508, 7323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number	Registrant, State of Incorporation or Organization, Address of Principal Executive Offices, Telephone Number, and IRS Employer Identification No.	Commission File Number	Registrant, State of Incorporation or Organization, Address of Principal Executive Offices, Telephone Number, and IRS Employer Identification No.
1-11299	ENTERGY CORPORATION (a Delaware corporation) 639 Loyola Avenue New Orleans, Louisiana 70113 Telephone (504) 576-4000 72-1229752	1-31508	ENTERGY MISSISSIPPI, INC. (a Mississippi corporation) 308 East Pearl Street Jackson, Mississippi 39201 Telephone (601) 368-5000 64-0205830

1-10764	ENTERGY ARKANSAS, INC. (an Arkansas corporation) 425 West Capitol Avenue Little Rock, Arkansas 72201 Telephone (501) 377-4000 71-0005900	0-5807	ENTERGY NEW ORLEANS, INC. (a Louisiana corporation) 1600 Perdido Street New Orleans, Louisiana 70112 Telephone (504) 670-3700 72-0273040

333-148557	ENTERGY GULF STATES LOUISIANA, L.L.C. (a Louisiana limited liability company) 446 North Boulevard Baton Rouge, Louisiana 70802 Telephone (800) 368-3749 74-0662730	000-53134	ENTERGY TEXAS, INC. (a Texas corporation) 350 Pine Street Beaumont, Texas 77701 Telephone (409) 838-6631 61-1435798

1-32718	ENTERGY LOUISIANA, LLC (a Texas limited liability company) 446 North Boulevard Baton Rouge, Louisiana 70802 Telephone (225) 381-5868 75-3206126	1-9067	SYSTEM ENERGY RESOURCES, INC. (an Arkansas corporation) Echelon One 1340 Echelon Parkway Jackson, Mississippi 39213 Telephone (601) 368-5000 72-0752777

Securities registered pursuant to Section 12(b) of the Act:

Registrant	Title of Class	Name of Each Exchange on Which Registered

Entergy Corporation	Common Stock, $0.01 Par Value - 189,450,354 shares outstanding at January 30, 2009 Equity Units, 7.625%	New York Stock Exchange, Inc. Chicago Stock Exchange, Inc. New York Stock Exchange, Inc.

Entergy Arkansas, Inc.	Mortgage Bonds, 6.7% Series due April 2032 Mortgage Bonds, 6.0% Series due November 2032	New York Stock Exchange, Inc. New York Stock Exchange, Inc.

Entergy Louisiana, LLC	Mortgage Bonds, 7.6% Series due April 2032	New York Stock Exchange, Inc.

Entergy Mississippi, Inc.	Mortgage Bonds, 6.0% Series due November 2032 Mortgage Bonds, 7.25% Series due December 2032	New York Stock Exchange, Inc. New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:

Registrant	Title of Class

Entergy Arkansas, Inc.	Preferred Stock, Cumulative, $100 Par Value Preferred Stock, Cumulative, $0.01 Par Value

Entergy Gulf States Louisiana, L.L.C.	Common Membership Interests

Entergy Mississippi, Inc.	Preferred Stock, Cumulative, $100 Par Value

Entergy New Orleans, Inc.	Preferred Stock, Cumulative, $100 Par Value

Entergy Texas, Inc.	Common Stock, no par value

Indicate by check mark if the registrants are well-known seasoned issuers, as defined in Rule 405 of the Securities Act.

	Yes	No

Entergy Corporation	Ö
Entergy Arkansas, Inc.		Ö
Entergy Gulf States Louisiana, L.L.C.		Ö
Entergy Louisiana, LLC		Ö
Entergy Mississippi, Inc.		Ö
Entergy New Orleans, Inc.		Ö
Entergy Texas, Inc.		Ö
System Energy Resources, Inc.		Ö

Indicate by check mark if the registrants are not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

	Yes	No

Entergy Corporation		Ö
Entergy Arkansas, Inc.		Ö
Entergy Gulf States Louisiana, L.L.C.		Ö
Entergy Louisiana, LLC		Ö
Entergy Mississippi, Inc.		Ö
Entergy New Orleans, Inc.		Ö
Entergy Texas, Inc.		Ö
System Energy Resources, Inc.		Ö

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "accelerated filer," "large accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Securities Exchange Act of 1934.

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

The aggregate market value of Entergy Corporation Common Stock, $0.01 Par Value, held by non-affiliates as of the end of the second quarter of 2008, was $23.0 billion based on the reported last sale price of $120.48 per share for such stock on the New York Stock Exchange on June 30, 2008. Entergy Corporation is the sole holder of the common stock of Entergy Arkansas, Inc., Entergy Mississippi, Inc., Entergy New Orleans, Inc., Entergy Texas, Inc., and System Energy Resources, Inc. Entergy Corporation is the sole holder of the common stock of Entergy Louisiana Holdings, Inc., which is the sole holder of the common membership interests in Entergy Louisiana, LLC. Entergy Corporation is the sole holder of the common stock of EGS Holdings, Inc., which is the sole holder of the common membership interests in Entergy Gulf States Louisiana, L.L.C.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement of Entergy Corporation to be filed in connection with its Annual Meeting of Stockholders, to be held May 8, 2009, are incorporated by reference into Part III hereof.

TABLE OF CONTENTS

This combined Form 10-K is separately filed by Entergy Corporation and its seven "Registrant Subsidiaries": Entergy Arkansas, Inc., Entergy Gulf States Louisiana, L.L.C., Entergy Louisiana, LLC, Entergy Mississippi, Inc., Entergy New Orleans, Inc., Entergy Texas, Inc. and System Energy Resources, Inc. Information contained herein relating to any individual company is filed by such company on its own behalf. Each company makes representations only as to itself and makes no other representations whatsoever as to any other company.

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

FORWARD-LOOKING INFORMATION

In this combined report and from time to time, Entergy Corporation and the Registrant Subsidiaries each makes statements as a registrant concerning its expectations, beliefs, plans, objectives, goals, strategies, and future events or performance. Such statements are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "may," "will," "could," "project," "believe," "anticipate," "intend," "expect," "estimate," "continue," "potential," "plan," "predict," "forecast," and other similar words or expressions are intended to identify forward-looking statements but are not the only means to identify these statements. Although each of these registrants believes that these forward-looking statements and the underlying assumptions are reasonable, it cannot provide assurance that they will prove correct. Any forward-looking statement is based on information current as of the date of this combined report and speaks only as of the date on which such statement is made. Except to the extent required by the federal securities laws, these registrants undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

  resolution of pending and future rate cases and negotiations, including various performance-based rate discussions and implementation of Texas restructuring legislation, and other regulatory proceedings, including those related to Entergy's System Agreement, Entergy's utility supply plan, recovery of storm costs, and recovery of fuel and purchased power costs changes in utility regulation, including the beginning or end of retail and wholesale competition, the ability to recover net utility assets and other potential stranded costs, the operations of the independent coordinator of transmission that includes Entergy's utility service territory, and the application of more stringent transmission reliability requirements or market power criteria by the FERC changes in regulation of nuclear generating facilities and nuclear materials and fuel, including possible shutdown of nuclear generating facilities, particularly those owned or operated by the Non-Utility Nuclear business resolution of pending or future applications for license extensions or modifications of nuclear generating facilities the performance of Entergy's generating plants, and particularly the capacity factors at its nuclear generating facilities
  Entergy's ability to develop and execute on a point of view regarding future prices of electricity, natural gas, and other energy-related commodities prices for power generated by Entergy's non-utility generating facilities, the ability to hedge, sell power forward or otherwise reduce the market price risk associated with those facilities, including the Non-Utility Nuclear plants, and the prices and availability of fuel and power Entergy must purchase for its utility customers, and Entergy's ability to meet credit support requirements for fuel and power supply contracts volatility and changes in markets for electricity, natural gas, uranium, and other energy-related commodities changes in law resulting from federal or state energy legislation changes in environmental, tax, and other laws, including requirements for reduced emissions of sulfur, nitrogen, carbon, mercury, and other substances uncertainty regarding the establishment of interim or permanent sites for spent nuclear fuel and nuclear waste storage and disposal variations in weather and the occurrence of hurricanes and other storms and disasters, including uncertainties associated with efforts to remediate the effects of hurricanes and ice storms (including most recently, Hurricane Gustav and Hurricane Ike and the January 2009 ice storm in Arkansas) and recovery of costs associated with restoration, including accessing funded storm reserves, federal and local cost recovery mechanisms, securitization, and insurance
  Entergy's ability to manage its capital projects and operation and maintenance costs
  Entergy's ability to purchase and sell assets at attractive prices and on other attractive terms

FORWARD-LOOKING INFORMATION (Concluded)
  the economic climate, and particularly growth in Entergy's Utility service territory and the Northeast United States the effects of Entergy's strategies to reduce tax payments changes in the financial markets, particularly those affecting the availability of capital and Entergy's ability to refinance existing debt, execute its share repurchase program, and fund investments and acquisitions actions of rating agencies, including changes in the ratings of debt and preferred stock, changes in general corporate ratings, and changes in the rating agencies' ratings criteria changes in inflation and interest rates
  the effect of litigation and government investigations or proceedings advances in technology
  the potential effects of threatened or actual terrorism and war
  Entergy's ability to attract and retain talented management and directors changes in accounting standards and corporate governance
  declines in the market prices of marketable securities and resulting funding requirements for Entergy's defined benefit pension and other postretirement benefit plans changes in the results of decommissioning trust fund earnings or in the timing of or cost to decommission nuclear plant sites the ability to successfully complete merger, acquisition, or divestiture plans, regulatory or other limitations imposed as a result of merger, acquisition, or divestiture, and the success of the business following a merger, acquisition, or divestiture and the risks inherent in the contemplated Non-Utility Nuclear spin-off, joint venture, and related transactions.  Entergy Corporation cannot provide any assurances that the spin-off or any of the proposed transactions related thereto will be completed, nor can it give assurances as to the terms on which such transactions will be consummated. The transaction is subject to certain conditions precedent, including regulatory approvals and the final approval by the Board.

DEFINITIONS

Certain abbreviations or acronyms used in the text and notes are defined below:

Abbreviation or Acronym	Term
AEEC	Arkansas Electric Energy Consumers
AFUDC	Allowance for Funds Used During Construction
ALJ	Administrative Law Judge
ANO 1 and 2	Units 1 and 2 of Arkansas Nuclear One Steam Electric Generating Station (nuclear), owned by Entergy Arkansas
APSC	Arkansas Public Service Commission
Board	Board of Directors of Entergy Corporation
Cajun	Cajun Electric Power Cooperative, Inc.
capacity factor	Actual plant output divided by maximum potential plant output for the period
CDBG	Community Development Block Grant
City Council or Council	Council of the City of New Orleans, Louisiana
CPI-U	Consumer Price Index - Urban
DOE	United States Department of Energy
EITF	FASB's Emerging Issues Task Force
Entergy	Entergy Corporation and its direct and indirect subsidiaries
Entergy Corporation	Entergy Corporation, a Delaware corporation
Entergy Gulf States, Inc.	Predecessor company for financial reporting purposes to Entergy Gulf States Louisiana that included the assets and business operations of both Entergy Gulf States Louisiana and Entergy Texas
Entergy Gulf States Louisiana

Entergy Gulf States Louisiana, L.L.C., a company formally created in connection with the jurisdictional separation of Entergy Gulf States, Inc. and the successor company to Entergy Gulf States, Inc. for financial reporting purposes. The term is also used to refer to the Louisiana jurisdictional business of Entergy Gulf States, Inc., as the context requires.

Entergy-Koch	Entergy-Koch, LP, a joint venture equally owned by subsidiaries of Entergy and Koch Industries, Inc. Entergy-Koch's pipeline and trading businesses were sold in 2004.
Entergy Texas

Entergy Texas, Inc., a company formally created as part of the jurisdictional separation of Entergy Gulf States, Inc. The term is also used to refer to the Texas jurisdictional business of Entergy Gulf States, Inc., as the context requires.

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

i

DEFINITIONS (Continued)

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

iii

(Page left blank intentionally)

ENTERGY'S BUSINESS

Entergy is an integrated energy company engaged primarily in electric power production and retail electric distribution operations. Entergy owns and operates power plants with approximately 30,000 MW of aggregate electric generating capacity, and Entergy is the second-largest nuclear power generator in the United States. Entergy delivers electricity to 2.7 million utility customers in Arkansas, Louisiana, Mississippi, and Texas. Entergy generated annual revenues of $13.1 billion in 2008 and had approximately 14,700 employees as of December 31, 2008.

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

OPERATING INFORMATION
For the Years Ended December 31, 2008, 2007, and 2006

	Utility (a)	Non-Utility Nuclear	Entergy Consolidated (a)
	(In Thousands)
2008
Operating revenues	$10,318,630	$2,558,378	$13,093,756
Operating expenses	$9,078,502	$1,434,425	$10,810,589
Other income	$161,512	$46,360	$169,287
Interest and other charges	$442,523	$53,926	$628,890
Income taxes	$371,281	$319,107	$602,998
Net income	$587,837	$797,280	$1,220,566

2007
Operating revenues	$9,255,075	$2,029,666	$11,484,398
Operating expenses	$7,910,659	$1,312,577	$9,428,030
Other income	$164,383	$87,256	$255,055
Interest and other charges	$444,067	$34,738	$662,157
Income taxes	$382,025	$230,407	$514,417
Net income	$682,707	$539,200	$1,134,849

2006
Operating revenues	$9,150,030	$1,544,873	$10,932,158
Operating expenses	$7,852,754	$1,082,743	$9,126,798
Other income	$155,651	$99,449	$348,587
Interest and other charges	$428,662	$47,424	$577,805
Income taxes	$333,105	$204,659	$443,044
Loss from discontinued operations	$-	$-	($496)
Net income	$691,160	$309,496	$1,132,602

CASH FLOW INFORMATION
For the Years Ended December 31, 2008, 2007, and 2006

	Utility (a)	Non-Utility Nuclear	Entergy Consolidated (a)
	(In Thousands)
2008
Net cash flow provided by operating activities	$2,379,258	$1,255,284	$3,324,328
Net cash flow used in investing activities	($2,845,157)	($471,590)	($2,590,096)
Net cash flow provided by (used in) financing activities	$250,309	($799,861)	($70,757)

2007
Net cash flow provided by operating activities	$1,807,769	$879,940	$2,559,770
Net cash flow used in investing activities	($1,238,487)	($883,397)	($2,117,731)
Net cash flow provided by (used in) financing activities	($368,909)	$47,705	($221,586)

2006
Net cash flow provided by operating activities	$2,592,433	$833,318	$3,447,839
Net cash flow used in investing activities	($1,592,933)	($450,219)	($1,927,573)
Net cash flow used in financing activities	($736,693)	($211,544)	($1,083,727)

FINANCIAL POSITION INFORMATION
As of December 31, 2008 and 2007

	Utility (a)	Non-Utility Nuclear	Entergy Consolidated (a)
	(In Thousands)
2008
Current assets	$3,067,301	$1,737,474	$5,160,389
Other property and investments	$2,089,231	$1,697,893	$3,237,544
Property, plant and equipment - net	$18,595,892	$3,592,359	$22,429,114
Deferred debits and other assets	$5,057,723	$820,469	$5,789,771
Current liabilities	$3,635,614	$318,082	$3,765,894
Non-current liabilities	$18,497,739	$3,359,490	$24,884,332
Shareholders' equity	$6,676,794	$4,170,623	$7,966,592

2007
Current assets	$2,821,336	$1,009,453	$3,958,247
Other property and investments	$1,579,688	$1,935,432	$3,689,395
Property, plant and equipment - net	$17,363,142	$3,365,131	$20,974,270
Deferred debits and other assets	$4,409,993	$704,468	$5,021,090
Current liabilities	$2,561,564	$476,772	$3,256,754
Non-current liabilities	$17,053,293	$3,064,919	$22,523,577
Shareholders' equity	$6,559,302	$3,472,793	$7,862,671

(a) In addition to the two operating segments presented here, Entergy Consolidated also includes Entergy Corporation (parent company), other business activity, and intercompany eliminations, including the non-nuclear wholesale assets business and earnings on the proceeds of sales of previously-owned businesses. As a result of the Entergy New Orleans bankruptcy filing, Entergy discontinued the consolidation of Entergy New Orleans retroactive to January 1, 2005, and reported Entergy New Orleans' results under the equity method of accounting for 2006. On May 7, 2007, the bankruptcy judge entered an order confirming Entergy New Orleans' plan of reorganization. With confirmation of the plan of reorganization, Entergy reconsolidated Entergy New Orleans in the second quarter of 2007, retroactive to January 1, 2007.

The following shows the principal subsidiaries and affiliates within Entergy's business segments. Companies that file reports and other information with the SEC under the Securities Exchange Act of 1934 are identified in bold-faced type.

Entergy Corporation

Utility	Non-Utility Nuclear	Other Businesses

Entergy Arkansas, Inc.	Entergy Nuclear Operations, Inc.	Entergy-Koch, LP	Non-Nuclear Wholesale Assets
EGS Holdings, Inc.	Entergy Nuclear Finance, LLC	(50% ownership)
Entergy Gulf States Louisiana, L.L.C.	Entergy Nuclear Generation Co. (Pilgrim)
Entergy Louisiana Holdings, Inc	Entergy Nuclear FitzPatrick LLC		Entergy Asset Management, Inc.
Entergy Louisiana, LLC	Entergy Nuclear Indian Point 2, LLC		Entergy Power, Inc.
Entergy Mississippi, Inc.	Entergy Nuclear Indian Point 3, LLC
Entergy New Orleans, Inc.	Entergy Nuclear Palisades, LLC
Entergy Texas, Inc.	Entergy Nuclear Vermont Yankee, LLC
System Energy Resources, Inc.	Entergy Nuclear, Inc.
Entergy Operations, Inc.	Entergy Nuclear Fuels Company
Entergy Services, Inc.	Entergy Nuclear Nebraska LLC
System Fuels, Inc.	Entergy Nuclear Power Marketing LLC

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

___________________________________________________________________________________________

Availability of SEC filings and other information on Entergy's website

Entergy electronically files reports with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxies, and amendments to such reports. The public may read and copy any materials that Entergy files with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The SEC also maintains an internet site that contains reports, proxy and information statements, and other information regarding registrants that file electronically with the SEC at http://www.sec.gov. Additionally, information about Entergy, including its reports filed with the SEC, is available without charge through its website, http://www.entergy.com, as soon as reasonably practicable after they are filed electronically with the SEC. Entergy is providing the address to its Internet site solely for the information of investors. Entergy does not intend the address to be an active link or to otherwise incorporate the contents of the website into this report.

Part I, Item 1 is continued on page 188.

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

Entergy Corporation and the Registrant Subsidiaries' independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the effectiveness of Entergy's internal control over financial reporting as of December 31, 2008, which is included herein on pages 402 through 409.

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

Based on management's assessment of internal controls using the COSO criteria, management believes that Entergy and each of the Registrant Subsidiaries maintained effective internal control over financial reporting as of December 31, 2008. Management further believes that this assessment, combined with the policies and procedures noted above, provides reasonable assurance that Entergy's and each of the Registrant Subsidiaries' financial statements are fairly and accurately presented in accordance with generally accepted accounting principles.
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

HALEY R. FISACKERLY Chairman, President, and Chief Executive Officer of Entergy Mississippi, Inc.	RODERICK K. WEST Chairman, President, and Chief Executive Officer of Entergy New Orleans, Inc.
JOSEPH F. DOMINO Chairman, President, and Chief Executive Officer of Entergy Texas, Inc.	MICHAEL R. KANSLER Chairman, President, and Chief Executive Officer of System Energy Resources, Inc.

THEODORE H. BUNTING, JR.
Senior Vice President and Chief Accounting Officer (and acting principal financial officer) of Entergy Arkansas, Inc., Entergy Gulf States Louisiana, L.L.C., Entergy Louisiana, LLC, Entergy Mississippi, Inc., Entergy New Orleans, Inc., and Entergy Texas, Inc.

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

Following are the percentages of Entergy's consolidated revenues and net income generated by its operating segments and the percentage of total assets held by them:

	% of Revenue			% of Net Income			% of Total Assets
Segment	2008	2007	2006	2008	2007	2006	2008	2007	2006

Utility	79	80	84	48	60	61	79	78	81
Non-Utility Nuclear	19	18	14	65	48	27	21	21	17
Parent Company & Other Business Segments	2	2	2	(13)	(8)	12	-	1	2

Plan to Pursue Separation of Non-Utility Nuclear

In November 2007, the Board approved a plan to pursue a separation of the Non-Utility Nuclear business from Entergy through a tax-free spin-off of the Non-Utility Nuclear business to Entergy shareholders. Upon completion of the Board-approved spin-off plan, Enexus Energy Corporation, a wholly-owned subsidiary of Entergy, would be a new, separate, and publicly-traded company. In addition, under the plan, Enexus and Entergy are expected to enter into a nuclear services business joint venture, EquaGen LLC, with 50% ownership by Enexus and 50% ownership by Entergy. The EquaGen board of managers would be comprised of equal membership from both Entergy and Enexus.

Under the Board-approved plan, the spin-off would result in Entergy Corporation's shareholders owning 100% of the common stock in both Enexus and Entergy. Also under the Board-approved plan, Enexus' business would be substantially comprised of Non-Utility Nuclear's assets, including its six nuclear power plants, and Non-Utility Nuclear's power marketing operation. Entergy Corporation's remaining business would primarily be comprised of the Utility business. EquaGen would operate the nuclear assets owned by Enexus under the Board-approved plan, and provide certain services to the Utility's nuclear operations. EquaGen would also be expected to offer nuclear services to third parties, including decommissioning, plant relicensing, plant operations, and ancillary services.

Entergy Nuclear Operations, Inc., the current NRC-licensed operator of the Non-Utility Nuclear plants, filed an application in July 2007 with the NRC seeking indirect transfer of control of the operating licenses for the six Non-Utility Nuclear power plants, and supplemented that application in December 2007 to incorporate the planned business separation. Entergy Nuclear Operations, Inc., which is expected to be wholly-owned by EquaGen, would remain the operator of the plants after the separation.  Entergy Operations, Inc., the current NRC-licensed operator of Entergy's five Utility nuclear plants, would remain a wholly-owned subsidiary of Entergy and would continue to be the operator of the Utility nuclear plants. In the December 2007 supplement to the NRC application, Entergy Nuclear Operations, Inc. provided additional information regarding the spin-off transaction, organizational structure, technical and financial qualifications, and general corporate information. The NRC published a notice in the Federal Register establishing a period for the public to submit a request for hearing or petition to intervene in a hearing proceeding. The NRC notice period expired on February 5, 2008 and two petitions to intervene in the hearing proceeding were filed before the deadline. Each of the petitions opposes the NRC's approval of the license transfer on various grounds, including contentions that the approval request is not adequately supported regarding the basis for the proposed structure, the adequacy of decommissioning funding, and the adequacy of financial qualifications. Entergy submitted answers to the petitions on March 31 and April 8. On August 22, 2008, the NRC issued an order denying all of the petitions to intervene based upon the petitioners' failure to demonstrate the requisite standing to pursue their hearing requests. One of the petitioner groups filed a motion for reconsideration on September 4, 2008 and on September 15, 2008, Entergy filed a response opposing the motion for reconsideration. On September 23, 2008, the NRC issued an order denying the motion for reconsideration based upon several procedural errors.

Because resolution of any hearing requests is not a prerequisite to obtaining the required NRC approval, on July 28, 2008, the NRC staff approved the license transfers associated with the proposed new ownership structure of EquaGen, the proposed licensed operator, as well as the transfers to Enexus of the ownership of Big Rock Point, FitzPatrick, Indian Point Units 1, 2 and 3, Palisades, Pilgrim, and Vermont Yankee. The approval for the proposed new ownership structure is effective through July 28, 2009, and Entergy Nuclear Operations, Inc. can ask to extend the effective period. The review conducted by the NRC staff included matters such as the financial and technical qualifications of the new organizations, as well as decommissioning funding assurance. In connection with the NRC approvals, Enexus agreed to enter into a financial support agreement with the entities that own the nuclear power plants in the total amount of $700 million to provide financial support, if needed, for the operating costs of the six operating nuclear power plants.

Pursuant to Federal Power Act Section 203, on February 21, 2008, an application was filed with the FERC requesting approval for the indirect disposition and transfer of control of jurisdictional facilities of a public utility. In June 2008 the FERC issued an order authorizing the requested indirect disposition and transfer of control.

On January 28, 2008, Entergy Nuclear Vermont Yankee, LLC and Entergy Nuclear Operations, Inc. requested approval from the Vermont Public Service Board (VPSB) for the indirect transfer of control, consent to pledge assets, issue guarantees and assign material contracts, amendment to certificate of public good, and replacement of guaranty and substitution of a credit support agreement for Vermont Yankee. Several parties intervened in the proceeding. Discovery has been completed in this proceeding, in which parties could ask questions about or request the production of documents related to the transaction.

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

On January 28, 2008, Entergy Nuclear FitzPatrick, LLC, Entergy Nuclear Indian Point 2, LLC, Entergy Nuclear Indian Point 3, LLC, and Entergy Nuclear Operations, Inc., and Enexus filed a petition with the New York Public Service Commission (NYPSC) requesting a declaratory ruling regarding corporate reorganization or in the alternative an order approving the transaction and an order approving debt financing. Petitioners also requested confirmation that the corporate reorganization will not have an effect on Entergy Nuclear FitzPatrick's, Entergy Nuclear Indian Point 2's, Entergy Nuclear Indian Point 3's, and Entergy Nuclear Operations, Inc.'s status as lightly regulated entities in New York, given that they will continue to be competitive wholesale generators. The New York State Attorney General's Office, Westchester County, and other intervenors have filed objections to the business separation and to the transfer of the FitzPatrick and Indian Point Energy Center nuclear power plants, arguing that the debt associated with the spin-off could threaten access to adequate financial resources for those nuclear power plants and because the New York State Attorney General's Office believes Entergy must file an environmental impact statement assessing the proposed corporate restructuring. In addition to the New York State Attorney General's Office, several other parties have also requested to be added to the service list for this proceeding.

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

On July 23, 2008, the ALJs issued a ruling concerning discovery and seeking comments on a proposed process and schedule. In the ruling, the ALJs proposed a process for completing a limited, prescribed discovery process, to be followed three weeks later by the filing of initial comments addressing defined issues, with reply comments due two weeks after the initial comment deadline. Following receipt of all comments, a ruling will be made on whether, and to what extent, an evidentiary hearing is required. The ALJs asked the parties to address three specific topic areas: (1) the financial impacts related to the specific issues previously outlined by the NYPSC; (2) other obligations associated with the arrangement for managing, operating and maintaining the facilities; and (3) the extent that New York Power Authority (NYPA) revenues from value sharing payments under the value sharing agreements between Entergy and NYPA would decrease. The ALJs have indicated that the potential financial effect of the termination of the value sharing payments on NYPA and New York electric consumers are factors the ALJs believe should be considered by the NYPSC in making its public interest determination.

In August 2008, Non-Utility Nuclear entered into a resolution of a dispute with NYPA over the applicability of the value sharing agreements to the FitzPatrick and Indian Point 3 nuclear power plants after the separation. Under the resolution, Non-Utility Nuclear agreed not to treat the separation as a "Cessation Event" that would terminate its obligation to make the payments under the value sharing agreements. As a result, after the separation, Enexus would continue to be obligated to make payments to NYPA due under the amended and restated value sharing agreements described above. For further discussion of the value sharing agreements, see Note 15 to the financial statements herein.

Entergy continues to seek regulatory approval from the NYPSC in a timely manner. On October 23, 2008, the ALJs issued notification to all parties that from their review of the submissions, all issues of fact and policy material to the relief requested by the petitioners have been thoroughly addressed by the parties, an adequate record for decision is available to the NYPSC, and no further formal proceedings are warranted. On December 11, 2008, notice was provided that the parties intended to conduct a settlement discussion which to date has not yielded an agreement. If the parties do not agree to a settlement, the ALJs will submit a recommendation to the NYPSC with respect to the transaction.

In connection with the separation, Enexus is currently expected to incur up to $4.5 billion of debt prior to completion of the separation. Currently, the debt is expected to be incurred in the following transactions:

  Enexus is expected to issue up to $3.0 billion of debt securities in partial consideration of Entergy's transfer to it of the Non-Utility Nuclear business.
  These debt securities are expected to be exchanged for up to $3.0 billion of debt securities that Entergy plans to issue prior to the separation. If the exchange occurs, the holders of the debt securities that Entergy plans to issue prior to the separation would become holders of up to $3.0 billion of Enexus debt securities.
  Enexus is expected to issue up to $1.5 billion of debt securities to third parties.

Out of the proceeds Enexus would receive from the issuance of debt securities to third parties, it expects to retain approximately $500 million, which it intends to use for working capital and other general corporate purposes. All of the remaining proceeds are expected to be transferred to Entergy to settle Enexus' intercompany indebtedness owed to Entergy, including indebtedness that Entergy will transfer to Enexus in the separation. Enexus will not receive any proceeds from either the issuance of the up to $3.0 billion of its debt securities or the exchange of its debt securities for Entergy debt securities. Entergy expects to use the proceeds that it receives from the issuance of its debt securities to reduce outstanding Entergy debt, repurchase Entergy common shares, or for other corporate purposes. The amount to be paid to Entergy, the amount and term of the debt Enexus would incur, and the type of debt and entity that would incur the debt have not been finally determined, but would be determined prior to the separation. A number of factors could affect this final determination, and the amount of debt ultimately incurred could be different from the amount disclosed.

Enexus executed a $1.175 billion credit facility in December 2008. Enexus is not permitted to draw on the $1.175 billion facility unless certain conditions are met on or prior to October 1, 2009, including consummation of the spin-off. Enexus may enter into other financing arrangements meant to support Enexus' working capital and general corporate needs and credit support obligations arising from hedging and normal course of business requirements.

Due to the condition of the financial markets, it is uncertain whether financing fundamental to the spin-off transaction can be effected in the near-term. Entergy and Enexus intend to launch the financing after requisite regulatory approvals are received and when market conditions are favorable for such an issuance. Entergy expects the transaction to qualify for tax-free treatment for U.S. federal income tax purposes for both Entergy and its shareholders, and Entergy has received a private letter ruling from the IRS regarding the tax free treatment. Final terms of the transactions and spin-off completion are subject to several conditions, including the final approval of the Board.

Hurricane Gustav and Hurricane Ike

In September 2008, Hurricane Gustav and Hurricane Ike caused catastrophic damage to portions of Entergy's service territories in Louisiana and Texas, and to a lesser extent in Arkansas and Mississippi. The storms resulted in widespread power outages, significant damage to distribution, transmission, and generation infrastructure, and the loss of sales during the power outages. Total restoration costs for the repair and/or replacement of Entergy's electric facilities damaged by Hurricane Gustav and Hurricane Ike are estimated to be in the range of $1.295 billion to $1.360 billion, as follows:

Company	Hurricane Gustav Restoration Costs	Hurricane Ike Restoration Costs
(In Millions)
Entergy Arkansas	$17-20	$14-15
Entergy Gulf States Louisiana	220-230	20-25
Entergy Louisiana	370-380	20-25
Entergy Mississippi	18-20	3-5
Entergy New Orleans	25-30	3-5
Entergy Texas	15	570-590
Total	$665-695	$630-665

The Utility operating companies are considering all reasonable avenues to recover storm-related costs from Hurricane Gustav and Hurricane Ike, including, but not limited to, accessing funded storm reserves; federal and local cost recovery mechanisms, including requests for Community Development Block Grant funding; securitization; and insurance, to the extent deductibles are met. In October 2008, Entergy Gulf States Louisiana, Entergy Louisiana, and Entergy New Orleans drew a total of $229 million from their funded storm reserves. Entergy Arkansas requested and has received APSC approval for a surcharge to recover $22 million of its 2008 storm restoration costs, as discussed in Note 2 to the financial statements, and the other affected Utility operating companies expect to file for recovery of their storm restoration costs no later than the spring 2009. Entergy is currently evaluating the amount of the losses covered by insurance for Entergy and each of the affected Utility operating companies. Because most of the Hurricane Gustav damage was to distribution and transmission facilities that are generally not covered by property insurance, Entergy does not expect to meet its deductibles for that storm. Because Hurricane Ike caused more damage by flooding and also caused more damage to generation facilities as compared to Hurricane Gustav, it is more likely that Entergy will meet its deductibles for that storm.

Entergy has recorded the estimated costs incurred, including payments already made, that were necessary to return customers to service. Entergy has recorded approximately $746 million against its storm damage provisions or as regulatory assets and approximately $484 million in construction expenditures. Entergy recorded the regulatory assets in accordance with its accounting policies and based on the historic treatment of such costs in its service territories (except for Entergy Arkansas, which deferred $19 million of its costs pursuant to an APSC order, because it discontinued regulatory storm reserve accounting in July 2007 as a result of an earlier APSC order), because management believes that recovery through some form of regulatory mechanism is probable. Because Entergy has not gone through the regulatory process regarding these storm costs, however, there is an element of risk, and Entergy is unable to predict with certainty the degree of success it may have in its recovery initiatives, the amount of restoration costs that it may ultimately recover, or the timing of such recovery.

Entergy Arkansas January 2009 Ice Storm

In January 2009 a severe ice storm caused significant damage to Entergy Arkansas' transmission and distribution lines, equipment, poles, and other facilities. The preliminary cost estimate for the damage caused by the ice storm is approximately $165 million to $200 million, of which approximately $80 million to $100 million is estimated to be operating and maintenance type costs and the remainder is estimated to be capital investment. On January 30, 2009, the APSC issued an order inviting and encouraging electric public utilities to file specific proposals for the recovery of extraordinary storm restoration expenses associated with the ice storm. Although Entergy Arkansas has not yet filed a proposal for the recovery of its costs, on February 16, 2009, it did file a request with the APSC requesting an accounting order authorizing deferral of the operating and maintenance cost portion of Entergy Arkansas' ice storm restoration costs pending their recovery.

Entergy New Orleans Bankruptcy

As a result of the effects of Hurricane Katrina and the effect of extensive flooding that resulted from levee breaks in and around the New Orleans area, on September 23, 2005, Entergy New Orleans filed a voluntary petition in bankruptcy court seeking reorganization relief under Chapter 11 of the U.S. Bankruptcy Code. On May 7, 2007, the bankruptcy judge entered an order confirming Entergy New Orleans' plan of reorganization. With the receipt of CDBG funds, and the agreement on insurance recovery with one of its excess insurers, Entergy New Orleans waived the conditions precedent in its plan of reorganization, and the plan became effective on May 8, 2007. See Note 18 to the financial statements for additional discussion of Entergy New Orleans' bankruptcy proceedings.

With confirmation of the plan of reorganization, Entergy reconsolidated Entergy New Orleans in the second quarter 2007, retroactive to January 1, 2007. Because Entergy owns all of the common stock of Entergy New Orleans, reconsolidation does not affect the amount of net income that Entergy recorded from Entergy New Orleans' operations for the current or prior periods, but does result in Entergy New Orleans' financial results being included in each individual income statement line item in 2007, rather than only its net income being presented as "Equity in earnings of unconsolidated equity affiliates," as remains the case for 2006.

Results of Operations

2008 Compared to 2007

Following are income statement variances for Utility, Non-Utility Nuclear, Parent & Other business segments, and Entergy comparing 2008 to 2007 showing how much the line item increased or (decreased) in comparison to the prior period:
	Utility	Non-Utility Nuclear	Parent & Other	Entergy
	(In Thousands)

2007 Consolidated Net Income (Loss)	$682,707	$539,200	($87,058)	$1,134,849

Net revenue (operating revenue less fuel expense, purchased power, and other regulatory charges/credits)	(29,234)	495,199	(8,717)	457,248
Other operation and maintenance expenses	10,877	13,289	68,942	93,108
Taxes other than income taxes	1,544	9,137	(2,787)	7,894
Depreciation and amortization	38,898	27,351	899	67,148
Other income	(2,871)	(40,896)	(42,001)	(85,768)
Interest charges	(1,544)	19,188	(50,911)	(33,267)
Other (including discontinued operations)	23,734	38,558	7	62,299
Income taxes	(10,744)	88,700	10,625	88,581

2008 Consolidated Net Income (Loss)	$587,837	$797,280	($164,551)	$1,220,566

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

Net Revenue

Utility

Following is an analysis of the change in net revenue comparing 2008 to 2007.
Amount
(In Millions)

2007 net revenue	$4,618
Purchased power capacity	(25)
Volume/weather	(14)
Retail electric price	9
Other	1
2008 net revenue	$4,589

The purchased power capacity variance is primarily due to higher capacity charges. A portion of the variance is due to the amortization of deferred capacity costs and is offset in base revenues due to base rate increases implemented to recover incremental deferred and ongoing purchased power capacity charges.

The volume/weather variance is primarily due to the effect of less favorable weather compared to the same period in 2007 and decreased electricity usage primarily during the unbilled sales period. Hurricane Gustav and Hurricane Ike, which hit the Utility's service territories in September 2008, contributed an estimated $46 million to the decrease in electricity usage. Industrial sales were also depressed by the continuing effects of the hurricanes and, especially in the latter part of the year, because of the overall decline of the economy, leading to lower usage in the latter part of the year affecting both the large customer industrial segment as well as small and mid-sized industrial customers. The decreases in electricity usage were partially offset by an increase in residential and commercial customer electricity usage that occurred during the periods of the year not affected by the hurricanes.

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

Refer to "Liquidity and Capital Resources - Hurricane Katrina and Hurricane Rita" below and Note 2 to the financial statements for a discussion of the interim recovery of storm costs and the Act 55 storm cost financings.

Non-Utility Nuclear

Following is an analysis of the change in net revenue comparing 2008 to 2007.
Amount
(In Millions)

2007 net revenue	$1,839
Realized price changes	309
Palisades acquisition	98
Volume variance (other than Palisades)	73
Fuel expenses (other than Palisades)	(19)
Other	34
2008 net revenue	$2,334

As shown in the table above, net revenue for Non-Utility Nuclear increased by $495 million, or 27%, in 2008 compared to 2007 primarily due to higher pricing in its contracts to sell power, additional production available from the acquisition of Palisades in April 2007, and fewer outage days. In addition to the refueling outages shown in the table below, 2007 was affected by a 28 day unplanned outage. Included in the Palisades net revenue is $76 million and $50 million of amortization of the Palisades purchased power agreement in 2008 and 2007, respectively, which is non-cash revenue and is discussed in Note 15 to the financial statements. Following are key performance measures for 2008 and 2007:
	2008	2007

Net MW in operation at December 31	4,998	4,998
Average realized price per MWh	$59.51	$52.69
GWh billed	41,710	37,570
Capacity factor	95%	89%
Refueling Outage Days:
FitzPatrick	26	-
Indian Point 2	26	-
Indian Point 3	-	24
Palisades	-	42
Pilgrim	-	33
Vermont Yankee	22	24

Realized Price per MWh

When Non-Utility Nuclear acquired its six nuclear power plants it also entered into purchased power agreements with each of the sellers. For four of the plants, the 688 MW Pilgrim, 838 MW FitzPatrick, 1,028 MW Indian Point 2, and 1,041 MW Indian Point 3 plants, the original purchased power agreements with the sellers expired in 2004. The purchased power agreement with the seller of the 605 MW Vermont Yankee plant extends into 2012, and the purchased power agreement with the seller of the 798 MW Palisades plant extends into 2022. Market prices in the New York and New England power markets, where the four plants with original purchased power agreements that expired in 2004 are located, increased since the purchase of these plants, and the contracts that Non-Utility Nuclear entered into after the original contracts expired, as well as realized day ahead and spot market sales, have generally been at higher prices than the original contracts. Non-Utility Nuclear's annual average realized price per MWh increased from $39.40 for 2003 to $59.51 for 2008. In addition, as shown in the contracted sale of energy table in "Market and Credit Risk Sensitive Instruments," Non-Utility Nuclear has sold forward 86% of its planned energy output for 2009 for an average contracted energy price of $61 per MWh. Power prices increased in the period from 2003 through 2008 primarily because of increases in the price of natural gas. Natural gas prices increased in the period from 2003 through 2008 primarily because of rising production costs and limited imports of liquefied natural gas, both caused by global demand and increases in the price of crude oil. In addition, increases in the price of power during this period were caused secondarily by rising heat rates, which in turn were caused primarily by load growth outpacing new unit additions. The majority of the existing long-term contracts for power from these four plants expire by the end of 2011. Recent trends in the energy commodity markets have resulted in lower natural gas prices and consequently current prevailing market prices for electricity in the New York and New England power regions are generally below the prices in Non-Utility Nuclear's existing contracts in those regions. Therefore, it is uncertain whether Non-Utility Nuclear will continue to experience increases in its annual realized price per MWh.

Other Income Statement Items

Utility

Other operation and maintenance expenses increased from $1,856 million for 2007 to $1,867 million for 2008. The variance includes:

  the write-off in the fourth quarter 2008 of $52 million of costs previously accumulated in Entergy Arkansas's storm reserve and $16 million of removal costs associated with the termination of a lease, both in connection with the December 2008 Arkansas Court of Appeals decision in Entergy Arkansas's base rate case.  The base rate case is discussed in more detail in Note 2 to the financial statements;
  a decrease of $39 million in payroll-related and benefits costs;
  a decrease of $21 million related to expenses recorded in 2007 in connection with the nuclear operations fleet alignment, as discussed above;
  a decrease of approximately $23 million as a result of the deferral or capitalization of storm restoration costs for Hurricane Gustav and Hurricane Ike, which hit the Utility's service territories in September 2008;
  an increase of $18 million in storm damage charges as a result of several storms hitting Entergy Arkansas' service territory in 2008, including Hurricane Gustav and Hurricane Ike in the third quarter 2008. Entergy Arkansas discontinued regulatory storm reserve accounting beginning July 2007 as a result of the APSC order issued in Entergy Arkansas' base rate case. As a result, non-capital storm expenses of $41 million were charged in 2008 to other operation and maintenance expenses. In December 2008, $19 million of these storm expenses were deferred per an APSC order and will be recovered through revenues in 2009. See Note 2 to the financial statements for discussion of the APSC order; and
  an increase of $17 million in fossil plant expenses due to the Ouachita plant acquisition in 2008.

Depreciation and amortization expenses increased primarily due to:

  a revision in the third quarter 2007 related to depreciation on storm cost-related assets. Recoveries of the costs of those assets are now through the Act 55 financing of storm costs, as approved by the LPSC in the third quarter 2007. See "Liquidity and Capital Resources - Hurricane Katrina and Hurricane Rita" below and Note 2 to the financial statements for a discussion of the Act 55 storm cost financing;
  a revision in the fourth quarter 2008 of estimated depreciable lives involving certain intangible assets in accordance with formula rate plan treatment; and
  an increase in plant in service.

Other income increased primarily due to dividends earned of $29.5 million by Entergy Louisiana and $10.3 million by Entergy Gulf States Louisiana on investments in preferred membership interests of Entergy Holdings Company. This increase was substantially offset by the cessation of carrying charges on storm restoration costs as a result of the Act 55 storm cost financing in 2007 and lower interest earned on the decommissioning trust funds. The dividends on preferred stock are eliminated in consolidation and have no effect on net income since the investment is in another Entergy subsidiary.

Non-Utility Nuclear

Other operation and maintenance expenses increased from $760 million in 2007 to $773 million in 2008. This increase was primarily due to deferring costs for amortization from three refueling outages in 2008 compared to four refueling outages in 2007 and to a $34 million increase associated with owning the Palisades plant, which was acquired in April 2007, for the entire period. The increase was partially offset by a decrease of $29 million related to expenses recorded in 2007 in connection with the nuclear operations fleet alignment, as discussed above.

Depreciation and amortization expenses increased from $99 million in 2007 to $126 million in 2008 as a result of the acquisition of Palisades in April 2007, which contributed $12 million to the increase, as well as other increases in plant in service.

Other income decreased primarily due to $50 million in charges to interest income in 2008 resulting from the recognition of impairments of certain securities held in Non-Utility Nuclear's decommissioning trust funds that are not considered temporary.

Other expenses increased due to increases of $23 million in nuclear refueling outage expenses and $15 million in decommissioning expenses that primarily resulted from the acquisition of Palisades in April 2007.

Parent & Other

Other operation and maintenance expenses increased for the parent company, Entergy Corporation, primarily due to outside services costs of $69 million related to the planned spin-off of the Non-Utility Nuclear business.

Interest charges decreased primarily due to lower interest rates on borrowings under Entergy Corporation's revolving credit facility.

Other income decreased primarily due to the elimination for consolidation purposes of dividends earned of $29.5 million by Entergy Louisiana and $10.3 million by Entergy Gulf States Louisiana on investments in preferred membership interests of Entergy Holdings Company, as discussed above.

Income Taxes

The effective income tax rate for 2008 was 32.7%. The reduction in the effective income tax rate versus the federal statutory rate of 35% in 2008 is primarily due to:

  a capital loss recognized for income tax purposes on the liquidation of Entergy Power Generation, LLC in the third quarter 2008, which resulted in an income tax benefit of approximately $79.5 million. Entergy Power Generation, LLC was a holding company in Entergy's non-nuclear wholesale assets business;
  recognition of tax benefits of $44.3 million associated with the loss on sale of stock of Entergy Asset Management, Inc., a non-nuclear wholesale subsidiary, as a result of a settlement with the IRS; and
  an adjustment to state income taxes for Non-Utility Nuclear to reflect the effect of a change in the methodology of computing Massachusetts state income taxes resulting from legislation passed in the third quarter 2008, which resulted in an income tax benefit of approximately $18.8 million.

These factors were partially offset by:

  income taxes recorded by Entergy Power Generation, LLC, prior to its liquidation, resulting from the redemption payments it received in connection with its investment in Entergy Nuclear Power Marketing, LLC during the third quarter 2008, which resulted in an income tax expense of approximately $16.1 million; and
  book and tax differences for utility plant items and state income taxes at the Utility operating companies, including the flow-through treatment of Arkansas write-offs discussed above.

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

2007 Compared to 2006

Following are income statement variances for Utility, Non-Utility Nuclear, Parent & Other business segments, and Entergy comparing 2007 to 2006 showing how much the line item increased or (decreased) in comparison to the prior period:
	Utility	Non-Utility Nuclear	Parent & Other	Entergy
	(In Thousands)

2006 Consolidated Net Income	$691,160	$309,496	$131,946	$1,132,602

Net revenue (operating revenue less fuel expense, purchased power, and other regulatory charges/credits)	346,753	451,374	(62,994)	735,133
Other operation and maintenance expenses	207,468	122,511	(15,689)	314,290
Taxes other than income taxes	42,553	16,265	1,679	60,497
Depreciation and amortization	46,307	27,510	2,103	75,920
Other income	8,732	(12,193)	(90,071)	(93,532)
Interest charges	15,405	(12,686)	81,633	84,352
Other (including discontinued operations)	(3,285)	(30,129)	492	(32,922)
Income taxes	48,920	25,748	(3,295)	71,373

2007 Consolidated Net Income (Loss)	$682,707	$539,200	($87,058)	$1,134,849

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

As discussed above, Entergy New Orleans was reconsolidated retroactive to January 1, 2007 and its results are included in each individual income statement line item for 2007. The variance explanations for the Utility for 2007 compared to 2006 in "Results of Operations" reflect the 2006 results of operations of Entergy New Orleans as if it were reconsolidated in 2006, consistent with the 2007 presentation including the results in each individual income statement line item. Entergy's as-reported results for 2006, which had Entergy New Orleans deconsolidated, and the amounts needed to reconsolidate Entergy New Orleans, which include intercompany items, are set forth in the table below.

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

Net Revenue

Utility

Following is an analysis of the change in net revenue comparing 2007 to 2006.
Amount
(In Millions)
2006 net revenue (includes $187 million for Entergy New Orleans)	$4,458
Retail electric price	90
Volume/weather	89
Fuel recovery	52
Transmission revenue	38
Purchased power capacity	(90)
Net wholesale revenue	(59)
Other	40
2007 net revenue	$4,618

The retail electric price variance resulted from rate increases primarily at Entergy Louisiana effective September 2006 for the 2005 formula rate plan filing to recover LPSC-approved incremental deferred and ongoing purchased power capacity costs. The formula rate plan filing is discussed in Note 2 to the financial statements.

The volume/weather variance resulted primarily from increased electricity usage in the residential and commercial sectors, including increased usage during the unbilled sales period. Billed retail electricity usage increased by a total of 1,591 GWh, an increase of 1.6%. See "Critical Accounting Estimates" herein and Note 1 to the financial statements for a discussion of the accounting for unbilled revenues.

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

Non-Utility Nuclear

Following is an analysis of the change in net revenue comparing 2007 to 2006.

Amount
(In Millions)

2006 net revenue	$1,388
Realized price changes	264
Palisades acquisition	209
Volume variance (other than Palisades)	(56)
Other	34
2007 net revenue	$1,839

As shown in the table above, net revenue increased for Non-Utility Nuclear by $451 million, or 33%, for 2007 compared to 2006 primarily due to higher pricing in its contracts to sell power and additional production available resulting from the acquisition of the Palisades plant in April 2007. Included in the Palisades net revenue is $50 million of amortization of the Palisades purchased power agreement in 2007, which is non-cash revenue and is discussed in Note 15 to the financial statements. The increase was partially offset by the effect on revenues of four refueling outages in 2007 compared to two in 2006. Following are key performance measures for Non-Utility Nuclear for 2007 and 2006:

	2007	2006

Net MW in operation at December 31	4,998	4,200
Average realized price per MWh	$52.69	$44.33
GWh billed	37,570	34,847
Capacity factor	89%	95%
Refueling Outage Days:
FitzPatrick	-	27
Indian Point 2	-	31
Indian Point 3	24	-
Palisades	42	-
Pilgrim	33	-
Vermont Yankee	24	-

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

Other income decreased from $93 million for 2006 to $3 million for 2007 primarily due to a gain of approximately $55 million (net-of-tax) in the fourth quarter of 2006 related to the Entergy-Koch investment. In 2004, Entergy-Koch sold its energy trading and pipeline businesses to third parties. At that time, Entergy received $862 million of the sales proceeds in the form of a cash distribution by Entergy-Koch. Due to the November 2006 expiration of contingencies on the sale of Entergy-Koch's trading business, and the corresponding release to Entergy-Koch of sales proceeds held in escrow, Entergy received additional cash distributions of approximately $163 million during the fourth quarter of 2006 and recorded a gain of approximately $55 million (net-of-tax). Entergy expects future distributions upon liquidation of the partnership will be less than $35 million.

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

Hurricane Gustav, Hurricane Ike, Arkansas Ice Storm, and Other Short-term Liquidity Sources and Uses

As discussed above, Entergy is currently evaluating various sources of recovering its Hurricane Gustav, Hurricane Ike, and Arkansas ice storm restoration costs. Entergy believes its total liquidity is sufficient to meet its current obligations, including the effects associated with Hurricane Gustav, Hurricane Ike, and the Arkansas ice storm. Nevertheless, each Utility operating company is responsible for its storm restoration cost obligations and for recovering its storm-related costs. In October 2008, Entergy Gulf States Louisiana, Entergy Louisiana, and Entergy New Orleans drew all of their funded storm reserves, a total of $229 million. As of December 31, 2008, Entergy had $1.9 billion of cash and cash equivalents on hand on a consolidated basis, and believes that it has sufficient financing authority, subject to debt covenants, to meet its anticipated obligations.

Entergy's and the Utility's short-term financing authorizations and credit facilities are discussed in more detail in Note 4 to the financial statements. As of December 31, 2008, Entergy had undrawn revolving credit facility capacity of $195 million at Entergy Corporation, $100 million at Entergy Arkansas, $100 million at Entergy Gulf States Louisiana, $200 million at Entergy Louisiana, and $50 million at Entergy Mississippi, subject to debt covenants. Entergy Texas was fully drawn under its $100 million revolving credit facility. Entergy Corporation's revolving credit facility requires it to maintain a consolidated debt ratio of 65 percent or less of its total capitalization. Some of the Utility operating company credit facilities have similar covenants. The Entergy Arkansas and Entergy Mississippi revolving credit facilities expire in April and May 2009, respectively. These facilities are generally renewed on an annual basis. The remaining Utility operating company credit facilities and the Entergy Corporation credit facility expire in 2012. Entergy anticipates that operating cash flow in excess of storm restoration spending will remain a source of liquidity.

Long-term debt maturities in 2009 occur in the fourth quarter and include $219 million at the Utility, $30 million at Non-Utility Nuclear, and $267 million at Entergy Corporation. In January 2009, Entergy Texas issued $500 million of long-term debt and used a portion of the proceeds to repay its $160 million note payable to Entergy Corporation, to repay the $100 million outstanding on its credit facility, and to repay short-term borrowings under the Entergy System money pool. Entergy Texas intends to use the remaining proceeds to repay on or prior to maturity approximately $70 million of obligations that had been assumed by Entergy Texas under the debt assumption agreement with Entergy Gulf States Louisiana and for other general corporate purposes. In February 2009, Entergy Corporation was unable to remarket successfully $500 million of notes associated with its equity units. The note holders therefore put the notes to Entergy, Entergy retired the notes, and Entergy issued 6.6 million shares of common stock to the note holders. See Note 5 to the financial statements for details regarding long-term debt.

Capital Structure

Entergy's capitalization is balanced between equity and debt, as shown in the following table. The increase in the debt to capital percentage from 2007 to 2008 is primarily the result of additional borrowings under Entergy Corporation's revolving credit facilities. The increase in the debt to capital percentage from 2006 to 2007 is primarily the result of additional borrowings under Entergy Corporation's revolving credit facility, along with a decrease in shareholders' equity primarily due to repurchases of common stock. The increases in the debt to capital percentages are in line with Entergy's financial and risk management aspirations.

	2008	2007	2006

Net debt to net capital at the end of the year	55.6%	54.7%	49.4%
Effect of subtracting cash from debt	4.1%	2.9%	2.9%
Debt to capital at the end of the year	59.7%	57.6%	52.3%

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

Long-term debt, including the currently maturing portion, makes up substantially all of Entergy's total debt outstanding. Following are Entergy's long-term debt principal maturities and estimated interest payments as of December 31, 2008. To estimate future interest payments for variable rate debt, Entergy used the rate as of December 31, 2008. The figures below include payments on the Entergy Louisiana and System Energy sale-leaseback transactions, which are included in long-term debt on the balance sheet.
Long-term debt maturities and estimated interest payments	2009	2010	2011	2012-2013	after 2013
	(In Millions)

Utility	$661	$887	$708	$1,686	$7,572
Non-Utility Nuclear	36	37	36	53	82
Parent Company and Other Business Segments	417	401	662	3,278	-
Total	$1,114	$1,325	$1,406	$5,017	$7,654

Note 5 to the financial statements provides more detail concerning long-term debt.

Entergy Corporation has a revolving credit facility that expires in August 2012 and has a borrowing capacity of $3.5 billion. Entergy Corporation also has the ability to issue letters of credit against the total borrowing capacity of the credit facility. The facility fee is currently 0.09% of the commitment amount. Facility fees and interest rates on loans under the credit facility can fluctuate depending on the senior unsecured debt ratings of Entergy Corporation. The weighted average interest rate as of December 31, 2008 was 2.171% on the drawn portion of the facility.

As of December 31, 2008, amounts outstanding and capacity available under the $3.5 billion credit facility are:
Capacity	Borrowings	Letters of Credit	Capacity Available
(In Millions)

$3,500	$3,237	$68	$195

Under covenants contained in Entergy Corporation's credit facility and in the indenture governing Entergy Corporation's senior notes, Entergy is required to maintain a consolidated debt ratio of 65% or less of its total capitalization.  The calculation of this debt ratio under Entergy Corporation's credit facility and in the indenture governing the Entergy Corporation senior notes is different than the calculation of the debt to capital ratio above. Entergy is currently in compliance with this covenant. If Entergy fails to meet this ratio, or if Entergy or one of the Utility operating companies (except Entergy New Orleans) defaults on other indebtedness or is in bankruptcy or insolvency proceedings, an acceleration of the Entergy Corporation credit facility's maturity date may occur and there may be an acceleration of amounts due under Entergy Corporation's senior notes.

Capital lease obligations, including nuclear fuel leases, are a minimal part of Entergy's overall capital structure, and are discussed further in Note 10 to the financial statements. Following are Entergy's payment obligations under those leases:

	2009	2010	2011	2012-2013	after 2013
	(In Millions)
Capital lease payments, including nuclear fuel leases	$162	$307	$3	$5	$28

Notes payable includes borrowings outstanding on credit facilities with original maturities of less than one year. Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, and Entergy Texas each had credit facilities available as of December 31, 2008 as follows:

Company	Expiration Date	Amount of Facility	Interest Rate (a)	Amount Drawn as of Dec. 31, 2008

Entergy Arkansas	April 2009	$100 million (b)	2.75%	-
Entergy Gulf States Louisiana	August 2012	$100 million (c)	0.84563%	-
Entergy Louisiana	August 2012	$200 million (d)	0.84563%	-
Entergy Mississippi	May 2009	$30 million (e)	1.71125%	-
Entergy Mississippi	May 2009	$20 million (e)	1.71125%	-
Entergy Texas	August 2012	$100 million (f)	2.285%	$100 million

(a)	The interest rate is the weighted average interest rate as of December 31, 2008 applied or that would be applied to the outstanding borrowings under the facility.
(b)	The credit facility requires Entergy Arkansas to maintain a debt ratio of 65% or less of its total capitalization.
(c)

The credit facility allows Entergy Gulf States Louisiana to issue letters of credit against the borrowing capacity of the facility. As of December 31, 2008, no letters of credit were outstanding. The credit facility requires Entergy Gulf States Louisiana to maintain a consolidated debt ratio of 65% or less of its total capitalization. Pursuant to the terms of the credit agreement, the amount of debt assumed by Entergy Texas ($770 million as of December 31, 2008 and $1.079 billion as of December 31, 2007) is excluded from debt and capitalization in calculating the debt ratio.

(d)

The credit facility allows Entergy Louisiana to issue letters of credit against the borrowing capacity of the facility. As of December 31, 2008, no letters of credit were outstanding. The credit agreement requires Entergy Louisiana to maintain a consolidated debt ratio of 65% or less of its total capitalization.

(e)	Borrowings under the Entergy Mississippi credit facilities may be secured by a security interest in its accounts receivable.
(f)

The credit facility allows Entergy Texas to issue letters of credit against the borrowing capacity of the facility. As of December 31, 2008, no letters of credit were outstanding. The credit facility requires Entergy Texas to maintain a consolidated debt ratio of 65% or less of its total capitalization. Pursuant to the terms of the credit agreement, the transition bonds issued by Entergy Gulf States Reconstruction Funding I, LLC are excluded from debt and capitalization in calculating the debt ratio.

Operating Lease Obligations and Guarantees of Unconsolidated Obligations

Entergy has a minimal amount of operating lease obligations and guarantees in support of unconsolidated obligations. Entergy's guarantees in support of unconsolidated obligations are not likely to have a material effect on Entergy's financial condition or results of operations. Following are Entergy's payment obligations as of December 31, 2008 on non-cancelable operating leases with a term over one year:

	2009	2010	2011	2012-2013	after 2013
	(In Millions)

Operating lease payments	$90	$114	$53	$73	$119

The operating leases are discussed more thoroughly in Note 10 to the financial statements.

Summary of Contractual Obligations of Consolidated Entities
Contractual Obligations	2009	2010-2011	2012-2013	after 2013	Total
	(In Millions)

Long-term debt (1)	$1,114	$2,731	$5,017	$7,654	$16,516
Capital lease payments (2)	$162	$310	$5	$28	$505
Operating leases (2)	$90	$166	$73	$119	$448
Purchase obligations (3)	$1,548	$2,791	$1,381	$3,530	$9,250

(1)	Includes estimated interest payments. Long-term debt is discussed in Note 5 to the financial statements.
(2)	Capital lease payments include nuclear fuel leases. Lease obligations are discussed in Note 10 to the financial statements.
(3)

Purchase obligations represent the minimum purchase obligation or cancellation charge for contractual obligations to purchase goods or services. Almost all of the total are fuel and purchased power obligations.

In addition to the contractual obligations, Entergy expects to make payments of approximately $243 million for the years 2009-2011 related to Hurricane Katrina, Hurricane Gustav, and Hurricane Ike restoration work, including approximately $104 million of continued gas rebuild work at Entergy New Orleans. Entergy Arkansas estimates that it will pay $165 million to $200 million for ice storm restoration costs incurred in January 2009. Also, Entergy expects to contribute $140 million to its pension plans and $76 million to other postretirement plans in 2009. Guidance pursuant to the Pension Protection Act of 2006 rules, effective for the 2008 plan year and beyond, continues to evolve, be interpreted through technical corrections bills, and discussed within the industry and congressional lawmakers. Any changes to the Pension Protection Act as a result of these discussions and efforts may affect the level of Entergy's pension contributions in the future.

Also in addition to the contractual obligations, Entergy has $1.825 billion of unrecognized tax benefits and interest for which the timing of payments beyond 12 months cannot be reasonably estimated due to uncertainties in the timing of effective settlement of tax positions. See Note 3 to the financial statements for additional information regarding unrecognized tax benefits.

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

Capital Expenditure Plans and Other Uses of Capital

Following are the amounts of Entergy's planned construction and other capital investments by operating segment for 2009 through 2011:

Planned construction and capital investments	2009	2010	2011
	(In Millions)

Maintenance Capital:
Utility	$738	$715	$713
Non-Utility Nuclear	90	84	94
Parent and Other	8	8	8
	836	807	815
Capital Commitments:
Utility	806	993	1,074
Non-Utility Nuclear	357	277	262
	1,163	1,270	1,336
Total	$1,999	$2,077	$2,151

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

  The currently planned construction or purchase of additional generation supply sources within the Utility's service territory through the Utility's supply plan initiative, including Entergy Louisiana and Entergy Gulf States Louisiana's Little Gypsy Unit 3 repowering project, which is discussed below.
  Entergy Louisiana's Waterford 3 steam generators replacement project, which is discussed below.
  Transmission improvements and upgrades designed to provide improved transmission flexibility in the Entergy System.
  Initial development costs for potential new nuclear development at the Grand Gulf and River Bend sites, including licensing and design activities. This project is in the early stages, and several issues remain to be addressed over time before significant additional capital would be committed to this project. In addition, Entergy is temporarily suspending reviews of the two license applications for the sites and will explore alternative nuclear technologies for this project.
  Nuclear dry cask spent fuel storage, license renewal projects, and a potential approximately 178 MW uprate of the Grand Gulf nuclear plant that is currently estimated to cost System Energy $247 million for the 2009-2011 period.
  Environmental compliance spending, including approximately $206 million for the 2009-2011 period for installation of scrubbers and low NOx burners at Entergy Arkansas' White Bluff coal plant, which under current environmental regulations must be operational by September 2013. The project is still in the planning stages and has not been designed, but the latest conceptual cost estimate indicates Entergy Arkansas' share of the project could cost approximately $630 million. Entergy continues to review potential environmental spending needs and financing alternatives for any such spending, and future spending estimates could change based on the results of this continuing analysis.
  NYPA value sharing costs.

The Utility's generating capacity remains short of customer demand, and its supply plan initiative will continue to seek to transform its generation portfolio with new or repowered generation resources. Opportunities resulting from the supply plan initiative, including new projects or the exploration of alternative financing sources, could result in increases or decreases in the capital expenditure estimates given above. In addition, the planned construction and capital investments estimates shown above do not include the potentially significant costs associated with the ultimate decision on Entergy Texas' qualified power region proceeding that is discussed in Note 2 to the financial statements. Estimated capital expenditures are also subject to periodic review and modification and may vary based on the ongoing effects of business restructuring, regulatory constraints, environmental regulations, business opportunities, market volatility, economic trends, and the ability to access capital.

Little Gypsy Repowering Project

In April 2007, Entergy Louisiana announced that it intended to pursue the solid fuel repowering of a 538 MW unit at its Little Gypsy plant, and Entergy Gulf States Louisiana filed subsequently with the LPSC seeking certification to participate in one-third of the project.  Petroleum coke and coal would be the unit's primary fuel sources.  In July 2007, Entergy Louisiana filed with the LPSC for approval of the repowering project. In addition to seeking a finding that the project is in the public interest, the filing with the LPSC asked that Entergy Louisiana be allowed to recover a portion of the project's financing costs during the construction period. Hearings were held in October 2007, and the LPSC approved the certification of the project in November 2007 (the Phase I order), subject to several conditions. One of the conditions is the development and approval of a construction monitoring plan. A decision regarding whether to allow Entergy Louisiana to recover a portion of the project's financing costs during the construction period was deferred to Phase II of the proceedings.

The LPSC Phase I order has been appealed to the state district court in Baton Rouge, Louisiana by a group led by the Sierra Club and represented by the Tulane Environmental Law Clinic. A status conference in the Phase I appeal was held December 3, 2008, and the parties agreed to a procedural schedule that includes oral argument before the judge on April 9, 2009.

The preconstruction and operating air permits for the Little Gypsy repowering project were issued by the Louisiana Department of Environmental Quality (LDEQ) in November 2007 under then-effective federal and state air regulations, including the EPA's Clean Air Mercury Rule that had been issued in 2005 (CAMR 2005). As discussed in more detail in Part I, Item 1, "Environmental Regulation, Clean Air Act and Subsequent Amendments, Hazardous Air Pollutants", in February 2008 the U.S. Court of Appeals for the D.C. Circuit struck down CAMR 2005. The D.C. Circuit decision requires utilities that have not yet begun construction of the facility in question to undergo before beginning construction a case-by-case Maximum Achievable Control Technology (MACT) analysis for construction or reconstruction of emission units pursuant to the Clean Air Act. The Little Gypsy project as currently configured is expected to meet MACT standards. Little Gypsy received its construction permit before a formal MACT analysis was required, however, and Entergy Louisiana sought a MACT determination from the LDEQ. The LDEQ issued the new air permit in February 2009. Onsite construction of the project was scheduled to begin in July 2008, but obtaining the MACT determination caused a delay in the start of construction, which Entergy Louisiana now expects will not begin before mid-year 2009. Currently, the commercial operation date of the project is not expected to be before mid-year 2013. Entergy Louisiana continues to make its quarterly monitoring plan filings with the LPSC. These reports are intended to inform the LPSC and its staff of the construction status and cost of the project as well as the ongoing economic viability of the project compared to other alternatives.

The LPSC had approved the temporary suspension of Phase II of the Little Gypsy proceedings because Entergy Louisiana needed to update its estimated project cost and schedule in order to support the request to recover cash earnings on its construction work in progress (CWIP) costs. On October 16, 2008, Entergy Louisiana, together with Entergy Gulf States Louisiana, filed an application to resume Phase II of the proceeding. The Phase II filing seeks certification for Entergy Gulf States Louisiana to participate in a one-third ownership share in the repowering project. In addition, Entergy Louisiana and Entergy Gulf States Louisiana seek recovery of approximately 79% of their construction financing costs through the recovery of cash earnings on CWIP costs. The LPSC previously found that the recovery of CWIP for a large baseload project may be in the public interest as cash earnings may be needed to protect the utility's financial integrity, maintain an acceptable credit rating, prevent an undue increase in the utility's cost of capital, or to accomplish phasing in of the cost of a large capital project for the benefit of customers. In Phase II, the LPSC would rule on Entergy Gulf States Louisiana's certification request, determine the appropriate amount of CWIP costs, if any, to be recovered and would develop the allocation, accounting and rate recovery mechanisms for such recovery. The LPSC also would determine the appropriate procedure or mechanism for synchronizing base rate recovery of Little Gypsy's fixed or non-fuel costs with its commercial in-service date. In addition, the LPSC consolidated, into the Little Gypsy Phase II proceeding, the issue of whether Entergy Louisiana would be permitted to recover cash earnings on its CWIP costs for the Waterford 3 Steam Generator Replacement Project discussed below. After a status conference in November 2008, a procedural schedule was established for Phase II that includes a hearing on April 28-30, 2009. Entergy Louisiana and Entergy Gulf States Louisiana have requested that the case be decided in time to permit the recovery of cash earnings on CWIP beginning in July 2009.

Entergy Louisiana and Entergy Gulf States Louisiana currently expect that the project would cost $1.76 billion (including AFUDC), including $1.1 billion for the 2009-2011 period.

Waterford 3 Steam Generator Replacement Project

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

Following discovery and the filing of testimony by the LPSC staff and an intervenor, the parties entered into a stipulated settlement of the proceeding. The LPSC unanimously approved the settlement in November 2008. The settlement resolved the following issues: 1) the accelerated degradation of the steam generators is not the result of any imprudence on the part of Entergy Louisiana; 2) the decision to undertake the replacement project at the current estimated cost of $511 million is in the public interest, is prudent, and would serve the public convenience and necessity; 3) the scope of the replacement project is in the public interest; 4) undertaking the replacement project at the target installation date during the 2011 refueling outage is in the public interest; and 5) the jurisdictional costs determined to be prudent in a future prudence review are eligible for cost recovery, either in an extension or renewal of the formula rate plan or in a full base rate case including necessary proformas. Upon completion of the replacement project, the LPSC will undertake a prudence review with regard to the following aspects of the replacement project: 1) project management; 2) cost controls; 3) success in achieving stated objectives; 4) the costs of the replacement project; and 5) the outage length and replacement power costs. The settlement also provides that Phase II of the proceeding will be consolidated with Phase II of the Little Gypsy proceeding, and the LPSC has consolidated them.

Entergy Louisiana estimates that it will spend approximately $511 million on this project, including $377 million over the 2009-2011 period.

Dividends and Stock Repurchases

Declarations of dividends on Entergy's common stock are made at the discretion of the Board. Among other things, the Board evaluates the level of Entergy's common stock dividends based upon Entergy's earnings, financial strength, and future investment opportunities. At its January 2009 meeting, the Board declared a dividend of $0.75 per share, which is the same quarterly dividend per share that Entergy has paid since third quarter 2007. Entergy paid $573 million in 2008 and $507 million in 2007 in cash dividends on its common stock.

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

In addition to the authority to fund grant exercises, in January 2007 the Board approved a program under which Entergy is authorized to repurchase up to $1.5 billion of its common stock. In January 2008, the Board authorized an incremental $500 million share repurchase program to enable Entergy to consider opportunistic purchases in response to equity market conditions. Entergy expects to complete both of these programs in 2009. As of December 31, 2008, $1.4 billion of share repurchases have been made pursuant to these programs. Entergy's financial aspirations following the consummation of the planned Non-Utility Nuclear spin-off include a potential new share repurchase program targeted at $2.5 billion, $0.5 billion of which has already been authorized by the Entergy Board of Directors, with the balance to be authorized and to commence following completion of spin-off. The amount of this potential program to follow completion of the spin-off is expected to be reduced by the amount of repurchases made pursuant to the January 2008 incremental program.

The amount of repurchases may vary as a result of material changes in business results or capital spending or new investment opportunities, or if recent limitations in the credit markets continue for a prolonged period.

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

  internally generated funds;
  cash on hand ($1.92 billion as of December 31, 2008);
  securities issuances;
  bank financing under new or existing facilities; and
  sales of assets.

Circumstances such as weather patterns, fuel and purchased power price fluctuations, and unanticipated expenses, including unscheduled plant outages and storms, could affect the timing and level of internally generated funds in the future.

Provisions within the Articles of Incorporation or pertinent indentures and various other agreements relating to the long-term debt and preferred stock of certain of Entergy Corporation's subsidiaries restrict the payment of cash dividends or other distributions on their common and preferred stock. As of December 31, 2008, Entergy Arkansas and Entergy Mississippi had restricted retained earnings unavailable for distribution to Entergy Corporation of $461.6 million and $121.6 million, respectively. All debt and common and preferred equity issuances by the Registrant Subsidiaries require prior regulatory approval and their preferred equity and debt issuances are also subject to issuance tests set forth in corporate charters, bond indentures, and other agreements. Entergy believes that the Registrant Subsidiaries have sufficient capacity under these tests to meet foreseeable capital needs.

The FERC has jurisdiction over securities issuances by the Utility operating companies and System Energy (except securities with maturities longer than one year issued by Entergy Arkansas and Entergy New Orleans, which are subject to the jurisdiction of the APSC and the City Council, respectively). No approvals are necessary for Entergy Corporation to issue securities. The FERC has issued orders (FERC Short-Term Orders) approving the short-term borrowing limits of the Utility operating companies and System Energy through March 31, 2010 (except Entergy Gulf States Louisiana and Entergy Texas, which are effective through November 8, 2009, as established by an earlier FERC order). Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy Texas, and System Energy have obtained long-term financing authorization from the FERC, and Entergy Arkansas has obtained long-term financing authorization from the APSC. The long-term securities issuances of Entergy New Orleans are limited to amounts authorized by the City Council, and the current authorization extends through August 2010. In addition to borrowings from commercial banks, the FERC Short-Term Orders authorized the Registrant Subsidiaries to continue as participants in the Entergy System money pool. The money pool is an intercompany borrowing arrangement designed to reduce Entergy's subsidiaries' dependence on external short-term borrowings. Borrowings from the money pool and external short-term borrowings combined may not exceed authorized limits. As of December 31, 2008, Entergy's subsidiaries' aggregate money pool and external short-term borrowings authorized limit was $2.1 billion, the aggregate outstanding borrowing from the money pool was $436.2 million, and Entergy's subsidiaries' had no outstanding short-term borrowings from external sources. See Notes 4 and 5 to the financial statements for further discussion of Entergy's borrowing limits and authorizations.

In January 2009, Entergy Texas issued $500 million of 7.125% Series Mortgage Bonds due February 2019. Entergy Texas used a portion of the proceeds to repay Entergy Corporation on a $160 million note for money advanced in December 2008, to repay the $100 million outstanding on its credit facility, and to repay short-term borrowings under the Entergy System money pool. Entergy Texas intends to use the remaining proceeds to repay on or prior to maturity approximately $70 million of obligations that had been assumed by Entergy Texas under the debt assumption agreement with Entergy Gulf States Louisiana and for other general corporate purposes.

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

Entergy, Entergy Gulf States Louisiana, and Entergy Louisiana do not report the bonds on their balance sheets because the bonds are the obligation of the LPFA, and there is no recourse against Entergy, Entergy Gulf States Louisiana or Entergy Louisiana in the event of a bond default.

Insurance Claims

See Note 8 to the financial statements for a discussion of Entergy's conventional property insurance program. Entergy has received a total of $277 million as of December 31, 2008 on its Hurricane Katrina and Hurricane Rita insurance claims, including the settlements of its Hurricane

Katrina claims with each of its two excess insurers. Entergy currently expects to receive payment for any remaining insurance recovery related to Hurricane Katrina and Hurricane Rita in 2009.

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

In March 2007, the City Council certified that Entergy New Orleans incurred $205 million in storm-related costs through December 2006 that are eligible for CDBG funding under the state action plan, and certified Entergy New Orleans' estimated costs of $465 million for its gas system rebuild. In April 2007, Entergy New Orleans executed an agreement with the Louisiana Office of Community Development (OCD) under which $200 million of CDBG funds will be made available to Entergy New Orleans. Entergy New Orleans submitted the agreement to the bankruptcy court, which approved it on April 25, 2007. Entergy New Orleans has received $180.8 million of the funds as of December 31, 2008. Entergy New Orleans has submitted additional costs and awaits reimbursement in accordance with the contract covering disbursement of the funds.

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

In October 2006, the Mississippi Development Authority approved for payment and Entergy Mississippi received $81 million in CDBG funding for Hurricane Katrina costs. The MPSC then issued a financing order authorizing the issuance of state bonds to finance $8 million of Entergy Mississippi's certified Hurricane Katrina restoration costs and $40 million for an increase in Entergy Mississippi's storm damage reserve. $30 million of the storm damage reserve was set aside in a restricted account. A Mississippi state entity issued the bonds in May 2007, and Entergy Mississippi received proceeds of $48 million. Entergy Mississippi does not report the bonds on its balance sheet because the bonds are the obligation of the state entity, and there is no recourse against Entergy Mississippi in the event of a bond default.

Cash Flow Activity

As shown in Entergy's Statements of Cash Flows, cash flows for the years ended December 31, 2008, 2007, and 2006 were as follows:

	2008	2007	2006
	(In Millions)

Cash and cash equivalents at beginning of period	$1,253	$1,016	$583

Effect of reconsolidating Entergy New Orleans in 2007	-	17	-

Cash flow provided by (used in):
Operating activities	3,324	2,560	3,448
Investing activities	(2,590)	(2,118)	(1,928)
Financing activities	(70)	(222)	(1,084)
Effect of exchange rates on cash and cash equivalents	3	-	(3)
Net increase in cash and cash equivalents	667	220	433

Cash and cash equivalents at end of period	$1,920	$1,253	$1,016

Operating Cash Flow Activity

2008 Compared to 2007

Entergy's cash flow provided by operating activities increased by $765 million in 2008 compared to 2007. Following are cash flows from operating activities by segment:

  Utility provided $2,379 million in cash from operating activities in 2008 compared to providing $1,809 million in 2007 primarily due to proceeds of $954 million received from the Louisiana Utilities Restoration Corporation as a result of the Louisiana Act 55 storm cost financings. The Act 55 storm cost financings are discussed in more detail in Note 2 to the financial statements. A decrease in income tax payments of $290 million also contributed to the increase. Offsetting these factors were the net effect of Hurricane Gustav and Hurricane Ike which reduced operating cash flow by $444 million in 2008 as a result of costs associated with system repairs and lower revenues due to customer outages, the receipt of $181 million of Community Development Block Grant funds by Entergy New Orleans in 2007, and a $100 million increase in pension contributions in 2008.
  Non-Utility Nuclear provided $1,255 million in cash from operating activities in 2008 compared to providing $880 million in 2007, primarily due to an increase in net revenue, partially offset by an increase in operation and maintenance costs, both of which are discussed in "Results of Operations."
  Parent & Other used $310 million in cash in operating activities in 2008 compared to using $129 million in 2007 primarily due to an increase in income taxes paid of $69 million and outside services costs of $69 million related to the planned spin-off of the Non-Utility Nuclear business.

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
  Parent & Other used $129 million in cash in operating activities in 2007 compared to providing $116 million in 2006, primarily due to the receipt of $96 million in dividends from Entergy-Koch in 2006 and an increase in interest payments in 2007 by Entergy Corporation.

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

Investing Activities

2008 Compared to 2007

Net cash used in investing activities increased by $472 million in 2008 compared to 2007. The following activity is notable in comparing 2008 to 2007:

  Construction expenditures were $634 million higher in 2008 than in 2007, primarily due to storm restoration spending caused by Hurricane Gustav and Hurricane Ike and increased spending on various projects by the Utility that are discussed further in "Capital Expenditure Plans and Other Uses of Capital" above.
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
  Non-Utility Nuclear made a $72 million payment to NYPA in 2008 under the value sharing agreements associated with the acquisition of the Fitzpatrick and Indian Point 3 power plants. See Note 15 to the financial statements for additional discussion of the value sharing agreements.
  The investment of a net total of $45 million in escrow accounts for construction projects in 2008.
  Entergy Mississippi realized proceeds in 2007 from $100 million of investments held in trust that were received from a bond issuance in 2006 and used to redeem bonds in 2007.

2007 Compared to 2006

Net cash used in investing activities increased by $190 million in 2007 compared to 2006. The following activity is notable in comparing 2007 to 2006:

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

Financing Activities

2008 Compared to 2007

Net cash used in financing activities decreased $151 million in 2008 compared to 2007. The following activity is notable in comparing 2008 to 2007:
  Entergy Corporation increased the net borrowings under its revolving credit facility by $986 million in 2008 and by $1,431 million in 2007. See Note 4 to the financial statements for a description of the Entergy Corporation credit facility.
  Entergy Arkansas issued $300 million of 5.40% Series First Mortgage Bonds in July 2008.
  Entergy Louisiana issued $300 million of 6.50% Series First Mortgage Bonds in August 2008.
  Entergy Louisiana repurchased, prior to maturity, $60 million of Auction Rate governmental bonds in April 2008.
  Entergy New Orleans paid, at maturity, its $30 million 3.875% Series First Mortgage Bonds in August 2008.
  Under the terms of the debt assumption agreement between Entergy Texas and Entergy Gulf States Louisiana that is discussed in Note 5 to the financial statements, Entergy Texas paid at maturity $309.1 million of Entergy Gulf States Louisiana First Mortgage Bonds in 2008.
  The Utility operating companies increased the borrowings outstanding on their long-term credit facilities by $100 million in 2008.
  A subsidiary of Entergy Texas issued $329.5 million of securitization bonds in June 2007. See Note 5 to the financial statements for additional information regarding the securitization bonds.
  Entergy Corporation paid $237 million of notes payable at their maturities in 2008.
  Entergy Mississippi redeemed $100 million of First Mortgage Bonds in 2007.
  Entergy Corporation repurchased $512 million of its common stock in 2008 and $1,216 million of its common stock in 2007.
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

Rate, Cost-recovery, and Other Regulation

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
  In August 2006, Entergy Arkansas filed with the APSC a request for a change in base rates. In June 2007, after hearings on the filing, the APSC ordered Entergy Arkansas to reduce its annual rates by $5 million, and set a return on common equity of 9.9% with a hypothetical common equity level lower than Entergy Arkansas' actual capital structure. The base rate change was implemented August 29, 2007, effective for bills rendered after June 15, 2007. On appeal the Arkansas Court of Appeals upheld almost all aspects of the APSC decision. On January 5, 2009, Entergy Arkansas filed a petition for review of the Court of Appeals decision with the Supreme Court of Arkansas.
  Base rates at the previous level had been in effect since 1998.

Entergy Texas	10.95% (settlement pending before the PUCT stipulates that 10.0% is a reasonable ROE)
  Entergy Texas made a rate filing in September 2007 with the PUCT requesting an annual rate increase. On December 19, 2008, the ALJs approved Entergy Texas' request to implement interim rates reflecting the settlement agreement reached December 16, 2008 with the PUCT Staff and the other active participants in the rate case. The agreement includes a $46.7 million base rate increase, among other provisions. Under the ALJs' interim order, Entergy Texas will implement interim rates, subject to refund and surcharge, reflecting the rates established through the settlement. These rates will be effective with bills rendered on and after January 28, 2009, for usage on and after December 19, 2008. In addition, the existing recovery mechanism for incremental purchased power capacity costs will cease as of January 28, 2009, with purchased power capacity costs then subsumed within the base rates set in this proceeding. The settlement is subject to approval by the PUCT; however, the interim rates will be in effect until the PUCT acts. Certain Texas municipalities have exercised their original jurisdiction and taken final action to approve rates consistent with the interim rates approved by the ALJs.
  Base rates were previously set at rates approved by the PUCT in June 1999.
  On June 29, 2007, Entergy Gulf States Reconstruction Funding I, LLC, a company wholly-owned and consolidated by Entergy Texas, issued $329.5 million of senior secured transition (securitization) bonds. Entergy Texas began cost recovery through a transition charge in July 2007, and the transition charge is expected to remain in place over a 15-year period.

Entergy Gulf States Louisiana	9.9%-11.4% Electric; 10.5% Gas
  A formula rate plan was in place with an ROE mid-point of 10.65% for the initial three-year term of the plan. Entergy Gulf States Louisiana made its first formula rate plan (FRP) filing in June 2005 for the 2004 test year. The FRP was subsequently extended for one year. Entergy Gulf States Louisiana is currently in discussions with the LPSC staff regarding a possible additional extension of the FRP.
  The 2007 test year filing made in May 2008 indicated a 9.3% earned ROE. In September 2008, Entergy Gulf States Louisiana implemented a $20.7 million FRP decrease that removed interim storm cost recovery of $10.5 million and the interim storm reserve accrual of $11.8 million to reflect the completion of securitization of Hurricane Katrina and Hurricane Rita costs. The rate implemented also included a $5.6 million increase to move Entergy Gulf States Louisiana 60% toward the earnings bandwidth and a $4.1 million decrease to reflect lower additional capacity costs.
  In August 2008, Entergy Gulf States Louisiana completed securitization of $187 million of Hurricane Katrina and Hurricane Rita storm restoration costs and established $87 million as a reserve for future storms. Entergy Gulf States Louisiana drew all of this storm reserve following Hurricane Gustav and Hurricane Ike.

Entergy Louisiana	9.45%- 11.05%
  A three-year formula rate plan was in place with an ROE mid-point of 10.25% for the initial three-year term of the plan. Entergy Louisiana made its first formula rate plan (FRP) filing under this plan in May 2006 based on a 2005 test year. Entergy Louisiana is currently in discussions with the LPSC staff regarding a possible extension of the FRP.
  The 2007 test year filing made in May 2008 indicated a 9.04% earned ROE. In August 2008, Entergy Louisiana implemented an FRP decrease of $43.9 million that removed interim storm cost recovery of $24.2 million and the interim storm reserve accrual of $19.7 million to reflect the completion of securitization of Hurricane Katrina and Hurricane Rita costs. In September 2008, Entergy Louisiana implemented a $16.9 million FRP increase, subject to refund, including $4.3 million to move Entergy Louisiana 60% toward the earnings bandwidth and $12.6 million for recovery of additional capacity costs.
  Entergy Louisiana continues to seek resolution of its 2007 and 2006 test year FRP filings. The 2006 test year filing made in May 2007 indicated a 7.6% earned ROE. On September 27, 2007, Entergy Louisiana implemented an $18.4 million increase, subject to refund, consisting of $23.8 million representing a 60% adjustment to reach the bottom of the FRP band, net of $5.4 million for reduced capacity costs. The LPSC will allow Entergy Louisiana to defer the difference between the $39.8 million requested for unrecovered fixed costs for extraordinary customer losses associated with Hurricane Katrina and the $23.8 million 60% adjustment as a regulatory asset, pending ultimate LPSC resolution of the 2006 FRP filing. A hearing on the 2006 test year filing was held in late-September/early-October 2008.
  On October 29, 2007, Entergy Louisiana implemented a $7.1 million FRP decrease which is primarily due to the reclassification of certain franchise fees from base rates to collection via a line item on customers' bills pursuant to a LPSC order.
  In June 2008, Entergy Louisiana completed securitization of $545 million of Hurricane Katrina and Hurricane Rita storm restoration costs and established $152 million as a reserve for future storms. Entergy Louisiana drew all of this storm reserve following Hurricane Gustav and Hurricane Ike.

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
  In March 2008, Entergy Mississippi made its annual scheduled formula rate plan filing for the 2007 test year with the MPSC.  The filing showed that a $10.1 million increase in annual electric revenues is warranted. In June 2008, Entergy Mississippi reached a settlement with the Mississippi Public Utilities Staff that would result in a $3.8 million rate increase. In January 2009 the MPSC rejected the settlement and left the current rates in effect. Entergy Mississippi appealed the MPSC's decision to the Mississippi Supreme Court.
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
  In October 2006, the City Council approved a settlement agreement that resolved Entergy New Orleans' rate and storm-related rider filings by providing for phased-in rate increases, while taking into account with respect to storm restoration costs the anticipated receipt of CDBG funding. The settlement provided for a 0% increase in electric base rates through December 2007, with a $3.9 million increase implemented in January 2008. Recovery of all Grand Gulf costs through the fuel adjustment clause was continued. Gas base rates increased by $4.75 million in November 2006 and increased by additional $1.5 million in March 2007 and an additional $4.75 million in November 2007. The settlement called for Entergy New Orleans to file a base rate case by July 31, 2008.
  The settlement agreement discontinued the formula rate plan and the generation performance-based plan but permits Entergy New Orleans to file an application to seek authority to implement formula rate plan mechanisms no sooner than six months following the effective date of the implementation of the base rates resulting from the July 31, 2008 base rate case. Any storm costs in excess of CDBG funding and insurance proceeds will be addressed in that base rate case.
  The settlement also authorized a $75 million storm reserve for damage from future storms, which will be created over a ten-year period through a storm reserve rider beginning in March 2007. These storm reserve funds will be held in a restricted escrow account.
  In January 2008, Entergy New Orleans voluntarily implemented a 6.15% base rate credit for electric customers, which returned $11.3 million to electric customers in 2008. Entergy New Orleans was able to implement this credit because the recovery of New Orleans after Hurricane Katrina has been occurring faster than expected.
  On July 31, 2008, Entergy New Orleans filed an electric and gas base rate case with the City Council. The filing requests an 11.75% return on common equity. On November 13, 2008, Entergy New Orleans amended its rate filing, calling for an $18.2 million electric rate reduction, which includes keeping the recovery credit in effect, as well as realigning recovery of approximately $12.3 million of capacity costs from the fuel adjustment clause to electric base rates. The amended filing also calls for an $8.4 million increase in gas base rates to fund ongoing operations. This request is unrelated to the ongoing rebuild of Entergy New Orleans' natural gas system. On January 16, 2009, the City Council Advisors filed rebuttal testimony calling for rate reductions of approximately $31 million for electric operations and $4.8 million for gas operations. The procedural schedule calls for a hearing on the filing to commence in April 2009 with a decision by the City Council on or before May 15, 2009.
  In April 2007, Entergy New Orleans executed an agreement with the Louisiana Office of Community Development under which $200 million of CDBG funds will be made available to Entergy New Orleans. Entergy New Orleans has received $180.8 million of the funds as of December 31, 2008. Entergy New Orleans has submitted additional costs and awaits reimbursement in accordance with the contract covering disbursement of the funds.

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

System Agreement Proceedings

Production Cost Equalization Proceeding Commenced by the LPSC

The Utility operating companies historically have engaged in the coordinated planning, construction, and operation of generating and bulk transmission facilities under the terms of the System Agreement, which is a rate schedule that has been approved by the FERC. The LPSC has been pursuing litigation involving the System Agreement at the FERC. The proceeding includes challenges to the allocation of costs as defined by the System Agreement and raises questions of imprudence by the Utility operating companies in their execution of their obligations under the System Agreement.

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
  The remedy ordered by FERC in 2005 required no refunds and became effective based on calendar year 2006 production costs and the first potential reallocation payments were made in 2007.

The FERC's decision reallocates total production costs of the Utility operating companies whose relative total production costs expressed as a percentage of Entergy System average production costs are outside an upper or lower bandwidth. Under the current circumstances, this will be accomplished by payments from Utility operating companies whose production costs are more than 11% below Entergy System average production costs to Utility operating companies whose production costs are more than the Entergy System average production cost, with payments going first to those Utility operating companies whose total production costs are farthest above the Entergy System average.

Assessing the potential effects of the FERC's decision requires assumptions regarding the future total production cost of each Utility operating company, which assumptions include the mix of solid fuel and gas-fired generation available to each company and the costs of natural gas and purchased power.  Entergy Louisiana, Entergy Gulf States Louisiana, Entergy Texas, and Entergy Mississippi are more dependent upon gas-fired generation sources than Entergy Arkansas or Entergy New Orleans. Of these, Entergy Arkansas is the least dependent upon gas-fired generation sources.  Therefore, increases in natural gas prices likely will increase the amount by which Entergy Arkansas' total production costs are below the Entergy System average production costs.

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

Various parties filed requests for rehearing of the FERC's order accepting the compliance filing. Among other things, the LPSC requested rehearing of the FERC's decision to have the first payments commence in June 2007, rather than earlier; to not require interest on the unpaid balance, and the FERC's decision with regard to the re-pricing of energy from the Vidalia hydroelectric project for purposes of calculating production cost disparities. Various Arkansas parties requested rehearing of the FERC's decision (1) to require payments be made over seven months, rather than 12; (2) on the application of the +/- 11% bandwidth; and (3) to reject various accounting allocations proposed by the Utility operating companies. In April 2007, the FERC denied the requests for rehearing, with one exception regarding the issue of retrospective refunds. That issue will be addressed subsequent to the remanded proceeding involving the interruptible load decision discussed further below in this section under "Interruptible Load Proceeding." The LPSC appealed the decision to the D.C. Circuit Court of Appeals, and the Utility operating companies and the APSC intervened in that appeal. The LPSC raised three issues in its appeal: the inclusion of interruptible loads in the calculation of production costs, the repricing of energy from the Vidalia hydroelectric project, and the timing of the implementation of the remedy. Briefing in this proceeding is scheduled during the first quarter 2009.

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

Several parties intervened in the rate proceeding at the FERC, including the APSC, the MPSC, the Council, and the LPSC, which have also filed protests. The PUCT also intervened. Intervenor testimony was filed in which the intervenors and also the FERC Staff advocate a number of positions on issues that affect the level of production costs the individual Utility operating companies are permitted to reflect in the bandwidth calculation, including the level of depreciation and decommissioning expense for nuclear facilities. The effect of the various positions would be to reallocate costs among the Utility operating companies. Additionally, the APSC, while not taking a position on whether Entergy Arkansas was imprudent for not exercising its right of first refusal to repurchase a portion of the Independence plant in 1996 and 1997 as alleged by the LPSC, alleges that if the FERC finds Entergy Arkansas to be imprudent for not exercising this option, the FERC should disallow recovery from customers by Entergy of approximately $43 million of increased costs. The Utility operating companies filed rebuttal testimony refuting the allegations of imprudence concerning the decision not to acquire the portion of the Independence plant, explaining why the bandwidth payments are properly recoverable under the AmerenUE contract, and explaining why the positions of FERC Staff and intervenors on the other issues should be rejected. A hearing in this proceeding concluded in July 2008, and the ALJ issued an initial decision in September 2008. The ALJ's initial decision concludes, among other things, that: (1) the decisions to not exercise Entergy Arkansas' option to purchase the Independence plant in 1996 and 1997 were prudent; (2) Entergy Arkansas properly flowed a portion of the bandwidth payments through to AmerenUE in accordance with the wholesale power contract; and (3) the level of nuclear depreciation and decommissioning expense reflected in the bandwidth calculation should be calculated based on NRC-authorized license life, rather than the nuclear depreciation and decommissioning expense authorized by the retail regulators for purposes of retail ratemaking. Following briefing by the parties, the matter was submitted to the FERC for decision.

The Utility operating companies also filed with the FERC during 2007 certain proposed modifications to the rough production cost equalization calculation. The FERC rejected certain of the proposed modifications, accepted certain of the proposed modifications without further proceedings, and set two of the proposed modifications for hearing and settlement procedures. With respect to the proceeding involving changes to the functionalization of costs to the production function, a hearing was held in March 2008 and the ALJ issued an Initial Decision in June 2008 finding the modifications proposed by the Utility operating companies to be just and reasonable. The matter is now pending before the FERC for decision. In the second proceeding, a contested settlement supported by the Utility operating companies is now pending before the FERC. In conjunction with the second proceeding, the LPSC has appealed to the Court of Appeals for the D.C. Circuit the FERC's determination that changes proposed by the Utility operating companies and accepted by the FERC can become effective for the next bandwidth calculation even though such bandwidth calculation may include production costs incurred prior to the date the change is proposed by the Utility operating companies. In August 2008, the D.C. Circuit dismissed the LPSC's appeal.

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

Entergy Arkansas paid $36 million per month to Entergy Gulf States, Entergy Louisiana, and Entergy Mississippi for seven months, beginning in June 2007. Management believes that any changes in the allocation of production costs resulting from the FERC's decision and related retail proceedings should result in similar rate changes for retail customers. The APSC has approved a production cost allocation rider for recovery from customers of the retail portion of the costs allocated to Entergy Arkansas, but set a termination date of December 31, 2008 for the rider. In December 2007, the APSC issued a subsequent order stating the production cost allocation rider will remain in effect, and any future termination of the rider will be subject to eighteen months advance notice by the APSC, which would occur following notice and hearing. See "Fuel and purchased power cost recovery, Entergy Texas," in Note 2 to the financial statements for discussion of a PUCT decision that Entergy Texas is currently challenging regarding the rough production cost equalization payments that could result in $18.6 million of trapped costs between Entergy's Texas and Louisiana jurisdictions.

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

2008 Rate Filing Based on Calendar Year 2007 Production Costs

In May 2008, Entergy filed with the FERC the rates for the second year to implement the FERC's orders in the System Agreement proceeding. The filing, as amended in August 2008, shows the following payments/receipts among the Utility operating companies for 2008, based on calendar year 2007 production costs, commencing for service in June 2008, are necessary to achieve rough production cost equalization under the FERC's orders:

Payments or (Receipts)
(In Millions)
Entergy Arkansas	$252
Entergy Gulf States Louisiana	($124)
Entergy Louisiana	($36)
Entergy Mississippi	($20)
Entergy New Orleans	($7)
Entergy Texas	($65)

Several parties intervened in the proceeding at the FERC, including the APSC, the LPSC, and AmerenUE, which have also filed protests. Several other parties, including the MPSC and the City Council, have intervened in the proceeding without filing a protest. On July 29, 2008, the FERC set the proceeding for hearing and settlement procedures. Settlement procedures were terminated on October 22, 2008. In direct testimony filed on January 9, 2009, certain intervenors and also the FERC staff advocate a number of positions on issues that affect the level of production costs the individual Utility operating companies are permitted to reflect in the bandwidth calculation, including the level of depreciation and decommissioning expense for the nuclear and fossil-fueled generating facilities. The effect of these various positions would be to reallocate costs among the Utility operating companies. In addition, three issues were raised alleging imprudence by the Utility operating companies, including whether the Utility operating companies had properly reflected generating units' minimum operating levels for purposes of making unit commitment and dispatch decisions, whether Entergy Arkansas' sales to third parties from its retained share of the Grand Gulf nuclear facility were reasonable, prudent, and non-discriminatory, and whether Entergy Louisiana's long-term Evangeline gas purchase contract was prudent and reasonable. Reply testimony is due beginning March 6, 2009, and a hearing in the proceeding is scheduled for June 2009.

Entergy Arkansas paid $36 million per month for seven months in 2008, and began making the payments in June 2008. As discussed in Note 2 to the financial statements, the APSC has approved a production cost allocation rider for recovery from customers of the retail portion of the costs allocated to Entergy Arkansas.

Calendar Year 2008 Production Costs

The liabilities and assets for the preliminary estimate of the payments and receipts required to implement the FERC's remedy based on calendar year 2008 production costs were recorded in December 2008, based on certain year-to-date information.  The preliminary estimate was recorded based on the following estimate of the payments/receipts among the Utility operating companies for 2009:

Payments or (Receipts)
(In Millions)

Entergy Arkansas	$394
Entergy Gulf States Louisiana	($67)
Entergy Louisiana	($156)
Entergy Mississippi	($23)
Entergy New Orleans	($-)
Entergy Texas	($148)

The actual payments/receipts for 2009, based on calendar year 2008 production costs, will not be calculated until the Utility operating companies' FERC Form 1s have been filed. Once the calculation is completed, it will be filed at the FERC. The level of any payments and receipts is significantly affected by a number of factors, including, among others, weather, the price of alternative fuels, the operating characteristics of the Entergy System generating fleet, and multiple factors affecting the calculation of the non-fuel related revenue requirement components of the total production costs, such as plant investment.

Interruptible Load Proceeding

In April 2007 the U.S. Court of Appeals for the D.C. Circuit issued its opinion in the LPSC's appeal of the FERC's March 2004 and April 2005 orders related to the treatment under the System Agreement of the Utility operating companies' interruptible loads.  In its opinion, the D.C. Circuit concluded that the FERC (1) acted arbitrarily and capriciously by allowing the Utility operating companies to phase-in the effects of the elimination of the interruptible load over a 12-month period of time; (2) failed to adequately explain why refunds could not be ordered under Section 206(c) of the Federal Power Act; and (3) exercised appropriately its discretion to defer addressing the cost of sulfur dioxide allowances until a later time.  The D.C. Circuit remanded the matter to the FERC for a more considered determination on the issue of refunds. The FERC issued its order on remand in September 2007, in which it directs Entergy to make a compliance filing removing all interruptible load from the computation of peak load responsibility commencing April 1, 2004 and to issue any necessary refunds to reflect this change. In addition, the order directs the Utility operating companies to make refunds for the period May 1995 through July 1996. Entergy, the APSC, the MPSC, and the City Council requested rehearing of the FERC's order on remand. The FERC granted the Utility operating companies' request to delay the payment of refunds for the period May 1995 through July 1996 until 30 days following a FERC order on rehearing. The FERC issued in September 2008 an order denying rehearing. The refunds were made by the Utility operating companies that owed refunds to the Utility operating companies that were due a refund on October 15, 2008. The APSC and the Utility operating companies appealed the FERC decisions to the D.C. Circuit. The procedural schedule calls for briefing during the first half of 2009. Because of its refund obligation to customers as a result of this proceeding and a related LPSC proceeding, Entergy Louisiana recorded provisions during 2008 of approximately $16 million, including interest, for rate refunds.

Entergy Arkansas Notice of Termination of System Agreement Participation and Related APSC Investigation

Citing its concerns that the benefits of its continued participation in the current form of the System Agreement have been seriously eroded, in December 2005, Entergy Arkansas submitted its notice that it will terminate its participation in the current System Agreement effective ninety-six (96) months from the date of the notice or such earlier date as authorized by the FERC. Entergy Arkansas indicated, however, that a properly structured replacement agreement could be a viable alternative. The APSC had previously commenced an investigation, in 2004, into whether Entergy Arkansas' continued participation in the System Agreement is in the best interests of its customers. More than once in the investigation proceeding Entergy Arkansas and its president, Hugh McDonald, filed testimony with the APSC in response to requests by the APSC. In addition, Mr. McDonald has appeared before the APSC on more than one occasion at public hearings for questioning. In December 2007, the APSC ordered Mr. McDonald to file testimony each month with the APSC detailing progress toward development of successor arrangements, beginning in March 2008, and Mr. McDonald has done so.

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

On February 2, 2009, Entergy Arkansas and Entergy Mississippi filed with the FERC their notices of cancellation to effectuate the termination of their participation in the Entergy System Agreement, effective December 18, 2013 and November 7, 2015, respectively. While the FERC had indicated previously that the notices should be filed 18 months prior to Entergy Arkansas' termination (approximately mid-2012), the filing explains that resolving this issue now, rather than later, is important to ensure that informed long-term resource planning decisions can be made during the years leading up to Entergy Arkansas' withdrawal and that all of the Utility operating companies are properly positioned to continue to operate reliably following Entergy Arkansas' and, eventually, Entergy Mississippi's, departure from the System Agreement. Entergy Arkansas and Entergy Mississippi request that the FERC accept the proposed notices of cancellation without further proceedings.

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

In October 2006 the Utility operating companies filed revisions to their Open Access Transmission Tariff (OATT) with the FERC to establish a mechanism to recover from their wholesale transmission customers the (1) costs incurred to develop or join an RTO and to develop the ICT; and (2) on-going costs that will be incurred under the ICT agreement. Several parties intervened opposing the proposed tariff revisions. In December 2006 the FERC accepted for filing Entergy's proposed tariff revisions, and set them for hearing and settlement procedures. In its Order, the FERC concluded that each of the Utility operating companies "should be allowed the opportunity to recover its start up costs associated with its formation of the ICT and its participation in prior failed attempts to form an RTO," and also that the proposed tariffs raised issues of fact that are more properly addressed through hearing and settlement procedures. In June 2007 the Utility operating companies reached a settlement-in-principle with the parties to the proceeding and the FERC approved the settlement in November 2007.

In the FERC's April 2006 order that approved Entergy's ICT proposal, the FERC stated that the WPP must be operational within approximately 14 months of the FERC order, or June 24, 2007, or the FERC may reevaluate all approvals to proceed with the ICT.  The Utility operating companies have been working with the ICT and a software vendor to develop the software and systems necessary to implement the WPP. The Utility operating companies have filed status reports with the FERC notifying the FERC that, due to unexpected issues with the development of the WPP software and testing, the WPP is still not operational. The Utility operating companies also filed various tariff revisions with the FERC in 2007 and 2008 to address issues identified during the testing of the WPP and changes to the effective date of the WPP. On October 10, 2008, the FERC issued an order accepting a tariff amendment establishing that the WPP shall take effect at a date to be determined, after completion of successful simulation trials and the ICT's endorsement of the WPP's implementation. On January 16, 2009, the Utility operating companies filed a compliance filing with the FERC that included the ICT's endorsement of the WPP implementation, subject to the FERC's acceptance of certain additional tariff amendments and the completion of simulation testing and certain other items. The Utility operating companies filed the tariff amendments supported by the ICT on the same day. The amendments propose to further amend the WPP to (a) limit supplier offers in the WPP to on-peak periods and (b) eliminate the granting of certain transmission service through the WPP. The Utility operating companies noted that Entergy and the ICT believe that, if the FERC approves the compliance and tariff filings by March 17, 2009, the WPP can be implemented by the week of March 23, 2009.

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

Interconnection Orders

The Utility operating companies (except Entergy New Orleans) have been parties to several proceedings before the FERC in which independent generation entities (GenCos) seek refunds of monies that the GenCos had previously paid to the Entergy companies for facilities necessary to connect the GenCos' generation facilities to Entergy's transmission system. To the extent the Utility operating companies have been ordered to provide refunds, or may in the future be ordered to provide additional refunds, the majority of these costs will qualify for inclusion in the Utility operating companies' rates. The recovery of these costs is not automatic, however, especially at the retail level, where the majority of the cost recovery would occur. With respect to the facilities that the GenCos have funded, the ICT recently completed a report evaluating the classification of a portion of facilities that either are receiving refunds or eligible for refunds. Following the issuance of the report, the Utility operating companies filed proposed modifications to the respective interconnection agreements seeking to implement the ICT's classifications and thereby reduce the amount of refunds not yet credited against transmission charges. The FERC has accepted the amended interconnection agreements that have been filed. The ICT is continuing to review additional facilities and will issue subsequent reports evaluating the classification of such transmission upgrades.

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
  The interest rate and equity price risk associated with Entergy's investments in pension and other postretirement benefit trust funds. See Note 11 to the financial statements for details regarding Entergy's pension and other postretirement benefit trust funds.
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

Entergy's commodity and financial instruments are also exposed to credit risk. Credit risk is the risk of loss from nonperformance by suppliers, customers, or financial counterparties to a contract or agreement. Credit risk also includes potential demand on liquidity due to credit support requirements within supply or sales agreements.

Commodity Price Risk

Power Generation

As a wholesale generator, Entergy's Non-Utility Nuclear business's core business is selling energy, measured in MWh, to its customers. Non-Utility Nuclear enters into forward contracts with its customers and sells energy in the day ahead or spot markets. In addition to selling the energy produced by its plants, Non-Utility Nuclear sells unforced capacity to load-serving entities, which allows those companies to meet specified reserve and related requirements placed on them by the ISOs in their respective areas. Non-Utility Nuclear's forward fixed price power contracts consist of contracts to sell energy only, contracts to sell capacity only, and bundled contracts in which it sells both capacity and energy. While the terminology and payment mechanics vary in these contracts, each of these types of contracts requires Non-Utility Nuclear to deliver MWh of energy to its counterparties, make capacity available to them, or both. The following is a summary as of December 31, 2008 of the amount of Non-Utility Nuclear's nuclear power plants' planned energy output that is sold forward under physical or financial contracts:

	2009	2010	2011	2012	2013
Non-Utility Nuclear:
Percent of planned generation sold forward:
Unit-contingent	48%	31%	29%	18%	12%
Unit-contingent with guarantee of availability (1)	38%	35%	17%	7%	6%
Total	86%	66%	46%	25%	18%
Planned generation (TWh)	41	40	41	41	40
Average contracted price per MWh (2)	$61	$60	$56	$54	$50

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

Non-Utility Nuclear will record its liability for payments to NYPA as power is generated and sold by Indian Point 3 and FitzPatrick. Non-Utility Nuclear recorded a $72 million liability for generation in both 2008 and 2007. An amount equal to the liability will be recorded to the plant asset account as contingent purchase price consideration for the plants. This amount will be depreciated over the expected remaining useful life of the plants.

Some of the agreements to sell the power produced by Entergy's Non-Utility Nuclear power plants contain provisions that require an Entergy subsidiary to provide collateral to secure its obligations under the agreements. The Entergy subsidiary is required to provide collateral based upon the difference between the current market and contracted power prices in the regions where Non-Utility Nuclear sells power. The primary form of collateral to satisfy these requirements is an Entergy Corporation guaranty.  Cash and letters of credit are also acceptable forms of collateral.  At December 31, 2008, based on power prices at that time, Entergy had in place as collateral $536 million of Entergy Corporation guarantees for wholesale transactions, including $60 million of guarantees that support letters of credit and $2 million of cash collateral. As of December 31, 2008, the assurance requirement associated with Non-Utility Nuclear is estimated to increase by an amount of up to $216 million if gas prices increase $1 per MMBtu in both the short- and long-term markets. In the event of a decrease in Entergy

Corporation's credit rating to below investment grade, based on power prices as of December 31, 2008, Entergy would have been required under some of the agreements to replace approximately $76 million of the Entergy Corporation guarantees with cash or letters of credit.

For the planned energy output under contract through 2013 as of December 31, 2008, 68% of the planned energy output is under contract with counterparties with public investment grade credit ratings; 31% is with counterparties with public non-investment grade credit ratings, primarily a utility from which Non-Utility Nuclear purchased one of its power plants and entered into a long-term fixed-price purchased power agreement; and 1% is with load-serving entities without public credit ratings.

In addition to selling the power produced by its plants, the Non-Utility Nuclear business sells unforced capacity to load-serving distribution companies in order for those companies to meet requirements placed on them by the ISO in their area. Following is a summary of the amount of the Non-Utility Nuclear business' installed capacity that is currently sold forward, and the blended amount of the Non-Utility Nuclear business' planned generation output and installed capacity that is currently sold forward:

	2009	2010	2011	2012	2013
Non-Utility Nuclear:
Percent of capacity sold forward:
Bundled capacity and energy contracts	26%	26%	26%	19%	16%
Capacity contracts	47%	34%	26%	9%	0%
Total	73%	60%	52%	28%	16%
Planned net MW in operation	4,998	4,998	4,998	4,998	4,998
Average capacity contract price per kW per month	$2.1	$3.4	$3.4	$3.2	$-
Blended Capacity and Energy (based on revenues)
% of planned generation and capacity sold forward	86%	64%	43%	21%	14%
Average contract revenue per MWh	$63	$62	$59	$55	$50

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

In the third quarter 2008, Entergy's Non-Utility Nuclear business recorded an increase of $13.7 million in decommissioning liabilities for certain of its plants as a result of revised decommissioning cost studies. The revised estimates resulted in the recognition of a $13.7 million asset retirement obligation asset that will be depreciated over the remaining life of the units.

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

Impairment of Long-lived Assets and Trust Fund Investments

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

As disclosed in Note 1 to the financial statements, unrealized losses that are not considered temporarily impaired are recorded in earnings for Non-Utility Nuclear.  Non-Utility Nuclear recorded charges to interest income of $50 million in 2008 and $5 million in 2007 resulting from the recognition of impairments of certain securities held in its decommissioning trust funds that are not considered temporary.  No impairments were recorded in 2006.  Given the current market events and volatility in the debt and equity markets, additional impairments could be recorded in 2009 to the extent that then current  market conditions change the evaluation of recoverability of unrealized losses.

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

In selecting an assumed discount rate to calculate benefit obligations, Entergy reviews market yields on high-quality corporate debt and matches these rates with Entergy's projected stream of benefit payments. Based on recent market trends, Entergy increased its discount rate used to calculate benefit obligations from 6.5% in 2007 to 6.75% for pension and 6.7% for other postretirement benefits in 2008. Entergy's assumed discount rate used to calculate the 2006 benefit obligations was 6.00%. Entergy reviews actual recent cost trends and projected future trends in establishing health care cost trend rates. Based on this review, Entergy's health care cost trend rate assumption used in calculating the December 31, 2008 accumulated postretirement benefit obligation was an 8.5% increase in health care costs in 2009 gradually decreasing each successive year, until it reaches a 4.75% annual increase in health care costs in 2015 and beyond.

In determining its expected long-term rate of return on plan assets, Entergy reviews past long-term performance, asset allocations, and long-term inflation assumptions. Entergy targets an asset allocation for its pension plan assets of roughly 65% equity securities and 35% fixed-income securities. The target allocation for Entergy's other postretirement benefit assets is 51% equity securities and 49% fixed-income securities. Entergy's expected long-term rate of return on pension plan and non-taxable other postretirement assets used were 8.5% in 2008, 2007 and 2006. Entergy's expected long-term rate of return on taxable other postretirement assets were 5.5% in 2008 and 2007 and 2006. The assumed rate of increase in future compensation levels used to calculate benefit obligations was 4.23 % in 2008 and 2007 and 3.25% in 2006.

Cost Sensitivity

The following chart reflects the sensitivity of qualified pension cost to changes in certain actuarial assumptions (dollars in thousands):

Actuarial Assumption	Change in Assumption	Impact on 2008 Qualified Pension Cost	Impact on Qualified Projected Benefit Obligation
	Increase/(Decrease)

Discount rate	(0.25%)	$10,797	$111,953
Rate of return on plan assets	(0.25%)	$6,781	-
Rate of increase in compensation	0.25%	$5,593	$29,424

The following chart reflects the sensitivity of postretirement benefit cost to changes in certain actuarial assumptions (dollars in thousands):
Actuarial Assumption	Change in Assumption	Impact on 2008 Postretirement Benefit Cost	Impact on Accumulated Postretirement Benefit Obligation
	Increase/(Decrease)

Health care cost trend	0.25%	$6,151	$29,047
Discount rate	(0.25%)	$4,018	33,496

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

Entergy calculates the expected return on pension and other postretirement benefit plan assets by multiplying the long-term expected rate of return on assets by the market-related value (MRV) of plan assets.  Entergy determines the MRV of pension plan assets by calculating a value that uses a 20-quarter phase-in of the difference between actual and expected returns.  For other postretirement benefit plan assets Entergy uses fair value when determining MRV.

Costs and Funding

In 2008, Entergy's total qualified pension cost was $98 million. Entergy anticipates 2009 qualified pension cost to be $86 million. Pension funding was $287.8 million for 2008. Entergy's contributions to the pension trust are currently estimated to be $140 million in 2009, although market conditions occurring in 2008 could have impacts to that expected amount, as further described below. Guidance pursuant to the Pension Protection Act of 2006 (Pension Protection Act) rules, effective for the 2008 plan year and beyond, continues to evolve, be interpreted through technical corrections bills, and discussed within the industry and congressional lawmakers. Any changes to the Pension Protection Act as a result of these discussions and efforts may affect the level of Entergy's pension contributions in the future.

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

The recent decline in stock market prices will affect Entergy's planned levels of contributions in the future.  Minimum required funding calculations as determined under Pension Protection Act guidance are performed annually as of January 1 of each year and are based on measurements of the market-related values of assets and funding liabilities as measured at that date.  An excess of the funding liability over the market-related value of assets, results in a funding shortfall which, under the Pension Protection Act, must be funded over a seven-year rolling period.  Entergy's minimum required contributions for the 2009 plan year are generally payable in installments throughout 2009 and 2010 and will be based on the funding calculations as of January 1, 2009.  The final date at which 2009 plan year contributions may be made is September 15, 2010.  Given the decline in the stock market, the minimum required contributions for the 2009 plan year, payable in 2009 or 2010, will increase although the level of increase or timing of that increase cannot be determined until the January 1, 2009 valuation is completed by April 2009. Entergy, however, does not currently expect the contributions to increase materially over and above historical levels of pension contributions.

Total postretirement health care and life insurance benefit costs for Entergy in 2008 were $93.4 million, including $24.7 million in savings due to the estimated effect of future Medicare Part D subsidies. Entergy expects 2009 postretirement health care and life insurance benefit costs to be $105.2 million. This includes a projected $24 million in savings due to the estimated effect of future Medicare Part D subsidies. Entergy expects to contribute $76 million in 2009 to its other postretirement plans.

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

Uncertain Tax Positions

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

New Accounting Pronouncements

The FASB issued Statement of Financial Accounting Standards No. 141(R), "Business Combinations" (SFAS 141(R)) during the fourth quarter 2007. The significant provisions of SFAS 141R are that: (i) assets, liabilities and non-controlling (minority) interests will be measured at fair market value; (ii) costs associated with the acquisition such as transaction-related costs or restructuring costs will be separately recorded from the acquisition and expensed as incurred; (iii) any excess of fair market value of the assets, liabilities and minority interests acquired over the fair market value of the purchase price will be recognized as a bargain purchase and a gain recorded at the acquisition date; and (iv) contractual contingencies resulting in potential future assets or liabilities may be recorded at fair market value at the date of acquisition if certain criteria are met. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply SFAS 141(R) before that date.

The FASB issued Statement of Financial Accounting Standards No. 160, "Noncontrolling Interests in Consolidated Financial Statements" (SFAS 160) during the fourth quarter 2007. SFAS 160 enhances disclosures and affects the presentation of minority interests in the balance sheet, income statement and statement of comprehensive income. SFAS 160 will also require a parent to record a gain or loss when a subsidiary in which it retains a minority interest is deconsolidated from the parent company. SFAS 160 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply SFAS 160 before that date. Pursuant to SFAS 160, beginning in 2009, Entergy will prospectively reclassify as equity its subsidiary preferred stock without sinking fund.

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

(Page left blank intentionally)

ENTERGY CORPORATION AND SUBSIDIARIES
SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON

	2008	2007	2006	2005	2004
	(In Thousands, Except Percentages and Per Share Amounts)

Operating revenues	$13,093,756	$11,484,398	$10,932,158	$10,106,247	$9,685,521
Income from continuing operations	$1,220,566	$1,134,849	$1,133,098	$943,125	$909,565	(1)
Earnings per share from continuing operations:
Basic	$6.39	$5.77	$5.46	$4.49	$4.01
Diluted	$6.20	$5.60	$5.36	$4.40	$3.93
Dividends declared per share	$3.00	$2.58	$2.16	$2.16	$1.89
Return on common equity	15.42%	14.13%	14.21%	11.20%	10.70%
Book value per share, year-end	$42.07	$40.71	$40.45	$37.31	$38.25
Total assets	$36,616,818	$33,643,002	$31,082,731	$30,857,657	$28,310,777
Long-term obligations (2)	$11,517,382	$9,948,573	$8,996,620	$9,013,448	$7,180,291

(1) Before cumulative effect of accounting changes.
(2) Includes long-term debt (excluding currently maturing debt), preferred stock with sinking fund, and noncurrent capital lease obligations.

	2008	2007	2006	2005	2004
	(Dollars In Millions)
Utility Electric Operating Revenues:
Residential	$3,610	$3,228	$3,193	$2,912	$2,842
Commercial	2,735	2,413	2,318	2,041	2,045
Industrial	2,933	2,545	2,630	2,419	2,311
Governmental	248	221	155	141	200
Total retail	9,526	8,407	8,296	7,513	7,398
Sales for resale (1)	325	393	612	656	390
Other	222	246	155	278	145
Total	$10,073	$9,046	$9,063	$8,447	$7,933
Utility Billed Electric Energy Sales (GWh):
Residential	33,047	33,281	31,665	31,569	32,897
Commercial	27,340	27,408	25,079	24,401	26,468
Industrial	37,843	38,985	38,339	37,615	40,293
Governmental	2,379	2,339	1,580	1,568	2,568
Total retail	100,609	102,013	96,663	95,153	102,226
Sales for resale (1)	5,401	6,145	10,803	11,459	8,623
Total	106,010	108,158	107,466	106,612	110,849

Non-Utility Nuclear:
Operating Revenues	$2,558	$2,030	$1,545	$1,422	$1,342
Billed Electric Energy Sales (GWh)	41,710	37,570	34,847	33,641	32,613

(1) Includes sales to Entergy New Orleans, which was deconsolidated in 2006 and 2005. See Note 18 to the financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Entergy Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Entergy Corporation and Subsidiaries (the "Corporation") as of December 31, 2008 and 2007, and the related consolidated statements of income; of retained earnings, comprehensive income, and paid-in capital; and of cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Entergy Corporation and Subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Corporation's internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2009 expressed an unqualified opinion on the Corporation's internal control over financial reporting.

DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 27, 2009

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2008	2007	2006
	(In Thousands, Except Share Data)

OPERATING REVENUES
Electric	$10,073,160	$9,046,301	$9,063,135
Natural gas	241,856	206,073	84,230
Competitive businesses	2,778,740	2,232,024	1,784,793
TOTAL	13,093,756	11,484,398	10,932,158

OPERATING EXPENSES
Operating and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	3,577,764	2,934,833	3,144,073
Purchased power	2,491,200	1,986,950	2,138,237
Nuclear refueling outage expenses	221,759	180,971	169,567
Other operation and maintenance	2,742,762	2,649,654	2,335,364
Decommissioning	189,409	167,898	145,884
Taxes other than income taxes	496,952	489,058	428,561
Depreciation and amortization	1,030,860	963,712	887,792
Other regulatory charges (credits) - net	59,883	54,954	(122,680)
TOTAL	10,810,589	9,428,030	9,126,798

OPERATING INCOME	2,283,167	2,056,368	1,805,360

OTHER INCOME
Allowance for equity funds used during construction	44,523	42,742	39,894
Interest and dividend income	148,216	233,997	198,835
Equity in earnings (loss) of unconsolidated equity affiliates	(11,684)	3,176	93,744
Miscellaneous - net	(11,768)	(24,860)	16,114
TOTAL	169,287	255,055	348,587

INTEREST AND OTHER CHARGES
Interest on long-term debt	500,898	506,089	498,451
Other interest - net	133,290	155,995	75,502
Allowance for borrowed funds used during construction	(25,267)	(25,032)	(23,931)
Preferred dividend requirements and other	19,969	25,105	27,783
TOTAL	628,890	662,157	577,805

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,823,564	1,649,266	1,576,142

Income taxes	602,998	514,417	443,044

INCOME FROM CONTINUING OPERATIONS	1,220,566	1,134,849	1,133,098

LOSS FROM DISCONTINUED OPERATIONS (net of income tax
expense of $67)	-	-	(496)

CONSOLIDATED NET INCOME	$1,220,566	$1,134,849	$1,132,602

Basic earnings per average common share:
Continuing operations	$6.39	$5.77	$5.46
Discontinued operations	-	-	-
Basic earnings per average common share	$6.39	$5.77	$5.46
Diluted earnings per average common share:
Continuing operations	$6.20	$5.60	$5.36
Discontinued operations	-	-	-
Diluted earnings per average common share	$6.20	$5.60	$5.36
Dividends declared per common share	$3.00	$2.58	$2.16

Basic average number of common shares outstanding	190,925,613	196,572,945	207,456,838
Diluted average number of common shares outstanding	201,011,588	202,780,283	211,452,455

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2008	2007	2006
	(In Thousands)

OPERATING ACTIVITIES
Consolidated net income	$1,220,566	$1,134,849	$1,132,602
Adjustments to reconcile consolidated net income to net cash flow provided by operating activities:
Reserve for regulatory adjustments	(8,285)	(15,574)	36,352
Other regulatory charges (credits) - net	59,883	54,954	(122,680)
Depreciation, amortization, and decommissioning	1,220,269	1,131,610	1,035,153
Deferred income taxes, investment tax credits, and non-current taxes accrued	333,948	476,241	738,643
Equity in earnings (loss) of unconsolidated equity affiliates - net of dividends	11,684	(3,176)	4,436
Changes in working capital:
Receivables	78,653	(62,646)	408,042
Fuel inventory	(7,561)	(10,445)	13,097
Accounts payable	(23,225)	(103,048)	(83,884)
Taxes accrued	75,210	(187,324)	(835)
Interest accrued	(652)	11,785	5,975
Deferred fuel	(38,500)	912	582,947
Other working capital accounts	(72,372)	(73,269)	64,479
Provision for estimated losses and reserves	12,462	(59,292)	39,822
Changes in other regulatory assets	(324,211)	254,736	(454,458)
Changes in pensions and other postretirement liabilities	828,160	(56,224)	333,381
Other	(41,701)	65,681	(285,233)
Net cash flow provided by operating activities	3,324,328	2,559,770	3,447,839

INVESTING ACTIVITIES
Construction/capital expenditures	(2,212,255)	(1,578,030)	(1,633,268)
Allowance for equity funds used during construction	44,523	42,742	39,894
Nuclear fuel purchases	(423,951)	(408,732)	(326,248)
Proceeds from sale/leaseback of nuclear fuel	297,097	169,066	135,190
Proceeds from sale of assets and businesses	30,725	13,063	77,159
Payment for purchase of plant	(266,823)	(336,211)	(88,199)
Insurance proceeds received for property damages	130,114	83,104	18,828
Changes in transition charge account	7,211	(19,273)	-
NYPA value sharing payment	(72,000)	-	-
Decrease (increase) in other investments	(72,833)	41,720	(6,353)
Proceeds from nuclear decommissioning trust fund sales	1,652,277	1,583,584	777,584
Investment in nuclear decommissioning trust funds	(1,704,181)	(1,708,764)	(884,123)
Other regulatory investments	-	-	(38,037)
Net cash flow used in investing activities	(2,590,096)	(2,117,731)	(1,927,573)

See Notes to Financial Statements.

60

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2008	2007	2006
	(In Thousands)

FINANCING ACTIVITIES
Proceeds from the issuance of:
Long-term debt	3,456,695	2,866,136	1,837,713
Preferred equity	-	10,000	73,354
Common stock and treasury stock	34,775	78,830	70,455
Retirement of long-term debt	(2,486,806)	(1,369,945)	(1,804,373)
Repurchase of common stock	(512,351)	(1,215,578)	(584,193)
Redemption of preferred stock	-	(57,827)	(183,881)
Changes in short term borrowings - net	30,000	-	(15,000)
Dividends paid:
Common stock	(573,045)	(507,327)	(448,954)
Preferred equity	(20,025)	(25,875)	(28,848)
Net cash flow used in financing activities	(70,757)	(221,586)	(1,083,727)

Effect of exchange rates on cash and cash equivalents	3,288	30	(3,207)

Net increase in cash and cash equivalents	666,763	220,483	433,332

Cash and cash equivalents at beginning of period	1,253,728	1,016,152	582,820

Effect of the reconsolidation of Entergy New Orleans on cash and cash equivalents	-	17,093	-

Cash and cash equivalents at end of period	$1,920,491	$1,253,728	$1,016,152

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period for:
Interest - net of amount capitalized	$612,288	$611,197	$514,189
Income taxes	$137,234	$376,808	($147,435)

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS

	December 31,
	2008	2007
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$115,876	$126,652
Temporary cash investments - at cost,
which approximates market	1,804,615	1,127,076
Total cash and cash equivalents	1,920,491	1,253,728
Securitization recovery trust account	12,062	19,273
Accounts receivable:
Customer	734,204	610,724
Allowance for doubtful accounts	(25,610)	(25,789)
Other	206,627	303,060
Accrued unbilled revenues	282,914	288,076
Total accounts receivable	1,198,135	1,176,071
Deferred fuel costs	167,092	-
Accumulated deferred income taxes	7,307	38,117
Fuel inventory - at average cost	216,145	208,584
Materials and supplies - at average cost	776,170	692,376
Deferred nuclear refueling outage costs	221,803	172,936
System agreement cost equalization	394,000	268,000
Prepayments and other	247,184	129,162
TOTAL	5,160,389	3,958,247

OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity	66,247	78,992
Decommissioning trust funds	2,832,243	3,307,636
Non-utility property - at cost (less accumulated depreciation)	231,115	220,204
Other	107,939	82,563
TOTAL	3,237,544	3,689,395

PROPERTY, PLANT AND EQUIPMENT
Electric	34,495,406	32,959,022
Property under capital lease	745,504	740,095
Natural gas	303,769	300,767
Construction work in progress	1,712,761	1,054,833
Nuclear fuel under capital lease	465,374	361,502
Nuclear fuel	636,813	665,620
TOTAL PROPERTY, PLANT AND EQUIPMENT	38,359,627	36,081,839
Less - accumulated depreciation and amortization	15,930,513	15,107,569
PROPERTY, PLANT AND EQUIPMENT - NET	22,429,114	20,974,270

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
SFAS 109 regulatory asset - net	581,719	595,743
Other regulatory assets	3,615,104	2,971,399
Deferred fuel costs	168,122	168,122
Goodwill	377,172	377,172
Other	1,047,654	908,654
TOTAL	5,789,771	5,021,090

TOTAL ASSETS	$36,616,818	$33,643,002

See Notes to Financial Statements.

62

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY

	December 31,
	2008	2007
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$544,460	$996,757
Notes payable	55,034	25,037
Accounts payable	1,475,745	1,031,300
Customer deposits	302,303	291,171
Taxes accrued	75,210	-
Interest accrued	187,310	187,968
Deferred fuel costs	183,539	54,947
Obligations under capital leases	162,393	152,615
Pension and other postretirement liabilities	46,288	34,795
System agreement cost equalization	460,315	268,000
Other	273,297	214,164
TOTAL	3,765,894	3,256,754

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	6,565,770	6,379,679
Accumulated deferred investment tax credits	325,570	343,539
Obligations under capital leases	343,093	220,438
Other regulatory liabilities	280,643	490,323
Decommissioning and asset retirement cost liabilities	2,677,495	2,489,061
Accumulated provisions	147,452	133,406
Pension and other postretirement liabilities	2,177,993	1,361,326
Long-term debt	11,174,289	9,728,135
Other	880,998	1,066,508
TOTAL	24,573,303	22,212,415

Commitments and Contingencies

Preferred stock without sinking fund	311,029	311,162

SHAREHOLDERS' EQUITY
Common stock, $.01 par value, authorized 500,000,000
shares; issued 248,174,087 shares in 2008 and in 2007	2,482	2,482
Paid-in capital	4,869,303	4,850,769
Retained earnings	7,382,719	6,735,965
Accumulated other comprehensive income (loss)	(112,698)	8,320
Less - treasury stock, at cost (58,815,518 shares in 2008 and
55,053,847 shares in 2007)	4,175,214	3,734,865
TOTAL	7,966,592	7,862,671

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$36,616,818	$33,643,002

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS, COMPREHENSIVE INCOME, AND PAID-IN CAPITAL

	For the Years Ended December 31,
	2008		2007		2006
	(In Thousands)

RETAINED EARNINGS

Retained Earnings - Beginning of period	$6,735,965		$6,113,042		$5,433,931

Add:
Consolidated net income	1,220,566	$1,220,566	1,134,849	$1,134,849	1,132,602	$1,132,602
Adjustment related to FIN 48 implementation	-		(4,600)		-
Total	1,220,566		1,130,249		1,132,602

Deduct:
Dividends declared on common stock	573,924		507,326		448,572
Capital stock and other expenses	(112)		-		4,919
Total	573,812		507,326		453,491

Retained Earnings - End of period	$7,382,719		$6,735,965		$6,113,042

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance at beginning of period:
Accumulated derivative instrument fair value changes	($12,540)		($105,578)		($392,614)

Pension and other postretirement liabilities	(107,145)		(105,909)		-

Net unrealized investment gains	121,611		104,551		67,923

Foreign currency translation	6,394		6,424		3,217

Minimum pension liability	-		-		(22,345)
Total	8,320		(100,512)		(343,819)

Net derivative instrument fair value changes arising during
the period (net of tax expense of $78,837, $57,185 and $187,462)	133,370	133,370	93,038	93,038	287,036	287,036

Pension and other postretirement liabilities (net of tax expense (benefit) of ($68,076), $29,994 and ($92,419))	(125,087)	(125,087)	(1,236)	(1,236)	(75,805)	-

Net unrealized investment gains (net of tax expense (benefit) of ($108,049), $23,562, and $28,428)	(126,013)	(126,013)	17,060	17,060	36,628	36,628

Foreign currency translation (net of tax expense (benefit) of ($1,770), (16), and $1,122)	(3,288)	(3,288)	(30)	(30)	3,207	3,207

Minimum pension liability (net of tax benefit of ($5,911))	-	-	-	-	(7,759)	(7,759)

Balance at end of period:
Accumulated derivative instrument fair value changes	120,830		(12,540)		(105,578)

Pension and other postretirement liabilities	(232,232)		(107,145)		(105,909)

Net unrealized investment gains	(4,402)		121,611		104,551

Foreign currency translation	3,106		6,394		6,424
Total	($112,698)		$8,320		($100,512)
Comprehensive Income		$1,099,548		$1,243,681		$1,451,714

PAID-IN CAPITAL

Paid-in Capital - Beginning of period	$4,850,769		$4,827,265		$4,817,637

Add:
Common stock issuances related to stock plans	18,534		23,504		9,628

Paid-in Capital - End of period	$4,869,303		$4,850,769		$4,827,265

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

The accompanying consolidated financial statements include the accounts of Entergy Corporation and its direct and indirect subsidiaries. As required by generally accepted accounting principles, all significant intercompany transactions have been eliminated in the consolidated financial statements. Entergy's Registrant Subsidiaries (Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy) also include their separate financial statements in this Form 10-K because those companies have securities registered with the SEC. The Registrant Subsidiaries and many other Entergy subsidiaries maintain accounts in accordance with FERC and other regulatory guidelines. Certain previously reported amounts have been reclassified to conform to current classifications, with no effect on net income or shareholders' (or members') equity.

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

Net property, plant, and equipment for Entergy (including property under capital lease and associated accumulated amortization) by business segment and functional category, as of December 31, 2008 and 2007, is shown below:
2008	Entergy	Utility	Non-Utility Nuclear	All Other
	(In Millions)
Production
Nuclear	$7,998	$5,468	$2,530	$-
Other	1,944	1,723	-	221
Transmission	2,757	2,724	33	-
Distribution	5,361	5,361	-	-
Other	1,554	1,283	271	-
Construction work in progress	1,713	1,441	252	20
Nuclear fuel (leased and owned)	1,102	596	506	-
Property, plant, and equipment - net	$22,429	$18,596	$3,592	$241

2007	Entergy	Utility	Non-Utility Nuclear	All Other
	(In Millions)
Production
Nuclear	$8,031	$5,654	$2,377	$-
Other	1,571	1,364	-	207
Transmission	2,569	2,539	30	-
Distribution	5,206	5,206	-	-
Other	1,626	1,341	254	31
Construction work in progress	1,060	859	192	9
Nuclear fuel (leased and owned)	911	400	511	-
Property, plant, and equipment - net	$20,974	$17,363	$3,364	$247

Depreciation rates on average depreciable property for Entergy approximated 2.7% in 2008, 2007, and 2006. Included in these rates are the depreciation rates on average depreciable utility property of 2.7% in 2008, 2.6% in 2007, and 2.6% in 2006 and the depreciation rates on average depreciable non-utility property of 3.7% in 2008, 3.6% in 2007, and 3.6% in 2006.

"Non-utility property - at cost (less accumulated depreciation)" for Entergy is reported net of accumulated depreciation of $185.8 million and $177.1 million as of December 31, 2008 and 2007, respectively.

Net property, plant, and equipment for the Registrant Subsidiaries (including property under capital lease and associated accumulated amortization) by company and functional category, as of December 31, 2008 and 2007, is shown below:
2008	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Millions)
Production
Nuclear	$1,063	$1,410	$1,434	$-	$-	$-	$1,561
Other	470	239	354	346	-	314	-
Transmission	782	386	508	476	21	545	6
Distribution	1,519	733	1,148	885	236	840	-
Other	201	180	302	194	165	110	20
Construction work in progress	142	202	602	82	22	221	123
Nuclear fuel (leased and owned)	137	152	74	-	-	-	133
Property, plant, and equipment - net	$4,314	$3,302	$4,422	$1,983	$444	$2,030	$1,843

2007	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Millions)
Production
Nuclear	$1,104	$1,421	$1,501	$-	$-	$-	$1,626
Other	246	156	337	301	3	320	-
Transmission	713	351	466	452	21	529	7
Distribution	1,428	703	1,109	895	250	822	-
Other	191	166	295	194	166	103	15
Construction work in progress	147	142	277	73	14	72	88
Nuclear fuel (leased and owned)	144	122	45	-	-	-	89
Property, plant, and equipment - net	$3,973	$3,061	$4,030	$1,915	$454	$1,846	$1,825

Depreciation rates on average depreciable property for the Registrant Subsidiaries are shown below:

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy

2008	3.2%	2.2%	2.5%	2.6%	3.1%	2.4%	2.9%
2007	3.2%	2.2%	2.5%	2.5%	3.0%	2.4%	2.8%
2006	3.2%	2.2%	2.5%	2.6%	3.0%	2.4%	2.9%

Non-utility property - at cost (less accumulated depreciation) for Entergy Gulf States Louisiana is reported net of accumulated depreciation of $126.2 million and $123.7 million as of December 31, 2008 and 2007, respectively. Non-utility property - at cost (less accumulated depreciation) for Entergy Texas is reported net of accumulated depreciation of $9 million and $8.7 million as of December 31, 2008 and 2007, respectively.

Jointly-Owned Generating Stations

Certain Entergy subsidiaries jointly own electric generating facilities with affiliates or third parties. The investments and expenses associated with these generating stations are recorded by the Entergy subsidiaries to the extent of their respective undivided ownership interests. As of December 31, 2008, the subsidiaries' investment and accumulated depreciation in each of these generating stations were as follows:

Generating Stations		Fuel-Type	Total Megawatt Capability (1)	Ownership	Investment	Accumulated Depreciation
					(In Millions)
Utility business:
Entergy Arkansas -
Independence	Unit 1	Coal	836	31.50%	$121	$88
	Common Facilities	Coal		15.75%	$31	$22
White Bluff	Units 1 and 2	Coal	1,655	57.00%	$483	$313
Entergy Gulf States Louisiana -
Roy S. Nelson	Unit 6	Coal	550	40.25%	$234	$157
Big Cajun 2	Unit 3	Coal	588	24.15%	$139	$86
Entergy Mississippi -
Independence	Units 1 and 2 and Common Facilities	Coal	1,678	25.00%	$243	$128
Entergy Texas -
Roy S. Nelson	Unit 6	Coal	550	29.75%	$173	$114
Big Cajun 2	Unit 3	Coal	588	17.85%	$102	$62
System Energy -
Grand Gulf	Unit 1	Nuclear	1,265	90.00%(2)	$3,794	$2,207

Non-nuclear wholesale assets:
Independence	Unit 2	Coal	842	14.37%	$73	$37
	Common Facilities	Coal		7.18%	$15	$14
Harrison County		Gas	550	60.90%	$212	$24

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

Allowance for Funds Used During Construction (AFUDC)

AFUDC represents the approximate net composite interest cost of borrowed funds and a reasonable return on the equity funds used for construction by the Registrant Subsidiaries. AFUDC increases both the plant balance and earnings and is realized in cash through depreciation provisions included in rates.

Income Taxes

Entergy Corporation and the majority of its subsidiaries file a United States consolidated federal income tax return. Income taxes are allocated to the subsidiaries in proportion to their contribution to consolidated taxable income. In accordance with SFAS 109, "Accounting for Income Taxes," deferred income taxes are recorded for all temporary differences between the book and tax basis of assets and liabilities, and for certain credits available for carryforward. Entergy Louisiana, formed December 31, 2005, was not a member of the consolidated group in 2006 and 2007 and filed a separate federal income tax return. Beginning January 1, 2008, Entergy Louisiana joined the Entergy consolidated federal income tax return.

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

Earnings per Share

The following table presents Entergy's basic and diluted earnings per share calculation included on the consolidated statements of income:
	For the Years Ended December 31,
	2008			2007			2006
		(In Millions, Except Per Share Data)
Basic earnings per share	Income	Shares	$/share	Income	Shares	$/share	Income	Share	$/share
Income from continuing operations	$1,220.6	190.9	$6.39	$1,134.8	196.6	$5.77	$1,133.1	207.5	$5.46
Average dilutive effect of:
Stock options	-	4.1	(0.132)	-	5.0	(0.142)	-	3.8	(0.098)
Equity units	24.7	6.0	(0.065)	-	1.1	(0.033)	-	-	-
Deferred units		-	(0.001)	-	0.1	(0.003)	-	0.2	(0.005)
Diluted earnings per share	$1,245.3	201.0	$6.20	$1,134.8	202.8	$5.60	$1,133.1	211.5	$5.36

Basic earnings per share
Consolidated net income	$1,220.6	190.9	$6.39	$1,134.8	196.6	$5.77	$1,132.6	207.5	$5.46
Average dilutive effect of:
Stock Options	-	4.1	(0.132)	-	5.0	(0.142)	-	3.8	(0.098)
Equity Units	24.7	6.0	(0.065)	-	1.1	(0.033)	-	-	-
Deferred Units		-	(0.001)	-	0.1	(0.003)	-	0.2	(0.005)
Diluted earnings per share	$1,245.3	201.0	$6.20	$1,134.8	202.8	$5.60	$1,132.6	211.5	$5.36

The calculation of diluted earnings per share excluded 3,326,835 options outstanding at December 31, 2008 that could potentially dilute basic earnings per share in the future. Those options were not included in the calculation of diluted earnings per share because the exercise price of those options exceeded the average market price for the year. All options to purchase common stock shares in 2007 and 2006 were included in the computation of diluted earnings per share because the common share average market price at the end of 2007 and 2006 was greater than the exercise prices of all of the options outstanding.

Entergy had 10,000,000 equity units outstanding as of December 31, 2008, that obligated the holders to purchase a certain number of shares of Entergy common stock for a stated price no later than February 17, 2009. Under the terms of the purchase contracts, Entergy attempted to remarket the notes payable associated with the equity units in February 2009 but was unsuccessful, the note holders put the notes to Entergy, Entergy retired the notes, and Entergy issued 6,598,000 shares of common stock in the settlement of the purchase contracts. The equity units were not included in the calculation of diluted earnings per share at December 31, 2006, because Entergy's average stock price for the year was less than the threshold appreciation price of the equity units.

Stock-based Compensation Plans

Entergy grants stock options to key employees of the Entergy subsidiaries, which is described more fully in Note 12 to the financial statements. Effective January 1, 2003, Entergy prospectively adopted the fair value based method of accounting for stock options prescribed by SFAS 123, "Accounting for Stock-Based Compensation." Awards under Entergy's plans generally vest over three years. Stock-based compensation expense included in consolidated net income, net of related tax effects, for 2008 is $10.7 million, for 2007 is $8.9 million, and for 2006 is $6.8 million for Entergy's stock options granted.

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

During 2005 and 2006, Entergy filed notices with the FERC to withdraw its market-based rate authority for wholesale transactions in the Entergy control area and submitted new cost-based rates to the FERC for approval. During the second quarter 2006, the FERC issued an order accepting the cost-based rates filed by Entergy. Prior to this FERC decision, Entergy Gulf States, Inc. did not apply regulatory accounting principles to its wholesale jurisdiction. The FERC decision in the second quarter 2006 resulted in Entergy Gulf States, Inc. meeting the three SFAS 71 criteria discussed above for its wholesale jurisdiction and, therefore, Entergy Gulf States, Inc. reinstated the application of regulatory accounting principles to its wholesale business. Reinstatement of regulatory accounting principles resulted in a credit to miscellaneous income in 2006 of approximately $4.5 million for Entergy Gulf States Louisiana and $3.3 million for Entergy Texas.

See Note 2 to the financial statements for discussion of transition to competition activity in the retail regulatory jurisdictions served by Entergy's Utility operating companies.

Cash and Cash Equivalents

Entergy considers all unrestricted highly liquid debt instruments with an original or remaining maturity of three months or less at date of purchase to be cash equivalents.

Investments

Entergy applies the provisions of SFAS 115, "Accounting for Investments for Certain Debt and Equity Securities," in accounting for investments in decommissioning trust funds. As a result, Entergy records the decommissioning trust funds on the balance sheet at their fair value. Because of the ability of the Registrant Subsidiaries to recover decommissioning costs in rates and in accordance with the regulatory treatment for decommissioning trust funds, the Registrant Subsidiaries have recorded an offsetting amount of unrealized gains/(losses) on investment securities in other regulatory liabilities/assets. For the nonregulated portion of River Bend, Entergy Gulf States Louisiana has recorded an offsetting amount of unrealized gains/(losses) in other deferred credits. Decommissioning trust funds for Pilgrim, Indian Point 2, Vermont Yankee, and Palisades do not receive regulatory treatment. Accordingly, unrealized gains recorded on the assets in these trust funds are recognized in the accumulated other comprehensive income component of shareholders' equity because these assets are classified as available for sale. Unrealized losses (where cost exceeds fair market value) on the assets in these trust funds are also recorded in the accumulated other comprehensive income component of shareholders' equity unless the unrealized loss is other than temporary and therefore recorded in earnings. The assessment of whether an investment has suffered an other than temporary impairment is based on a number of factors including, first, whether Entergy has the ability and intent to hold the investment to recover its value, the duration and severity of any losses, and, then, whether it is expected that the investment will recover its value within a reasonable period of time. See Note 17 to the financial statements for details on the decommissioning trust funds and the other than temporary impairments recorded in 2008.

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

Fair Values

The estimated fair values of Entergy's financial instruments and derivatives are determined using bid prices and market quotes. Considerable judgment is required in developing the estimates of fair value. Therefore, estimates are not necessarily indicative of the amounts that Entergy could realize in a current market exchange. Gains or losses realized on financial instruments held by regulated businesses may be reflected in future rates and therefore do not accrue to the benefit or detriment of stockholders. Entergy considers the carrying amounts of most financial instruments classified as current assets and liabilities to be a reasonable estimate of their fair value because of the short maturity of these instruments. Effective January 1, 2008, Entergy and the Registrant Subsidiaries adopted Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" (SFAS 157), which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 generally does not require any new fair value measurements. However, in some cases, the application of SFAS 157 in the future may change Entergy's and the Registrant Subsidiaries' practice for measuring and disclosing fair values under other accounting pronouncements that require or permit fair value measurements. See Note 16 to the financial statements for a discussion of the implementation of SFAS 157.

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

New Accounting Pronouncements

The FASB issued Statement of Financial Accounting Standards No. 141(R), "Business Combinations" (SFAS 141(R)) during the fourth quarter 2007. The significant provisions of SFAS 141R are that: (i) assets, liabilities and non-controlling (minority) interests will be measured at fair market value; (ii) costs associated with the acquisition such as transaction-related costs or restructuring costs will be separately recorded from the acquisition and expensed as incurred; (iii) any excess of fair market value of the assets, liabilities and minority interests acquired over the fair market value of the purchase price will be recognized as a bargain purchase and a gain recorded at the acquisition date; and (iv) contractual contingencies resulting in potential future assets or liabilities may be recorded at fair market value at the date of acquisition if certain criteria are met. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply SFAS 141(R) before that date.

The FASB issued Statement of Financial Accounting Standards No. 160, "Noncontrolling Interests in Consolidated Financial Statements" (SFAS 160) during the fourth quarter 2007. SFAS 160 enhances disclosures and affects the presentation of minority interests in the balance sheet, income statement and statement of comprehensive income. SFAS 160 will also require a parent to record a gain or loss when a subsidiary in which it retains a minority interest is deconsolidated from the parent company. SFAS 160 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply SFAS 160 before that date. Pursuant to SFAS 160, beginning in 2009, Entergy will prospectively reclassify as equity its subsidiary preferred stock without sinking fund.

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

Because the jurisdictional separation was a transaction involving entities under common control, Entergy Texas recognized the assets and liabilities allocated to it at their carrying amounts in the accounts of Entergy Gulf States, Inc. at the time of the jurisdictional separation. Entergy

Texas' financial statements report results of operations for 2007 as though the jurisdictional separation had occurred at the beginning of 2007, and presents its 2007 balance sheet and other financial information as of the beginning of 2007 as though the assets and liabilities had been allocated at that date.  Financial statements and financial information presented for prior periods have also been presented on that basis to furnish comparative information.

As the successor to Entergy Gulf States, Inc. for financial reporting purposes, Entergy Gulf States Louisiana's income statement and cash flow statement for the year ended December 31, 2008, reflect the effects of the separation of the Texas business. Entergy Gulf States Louisiana's income statement and cash flow statement for the years ended December 31, 2006 and 2007, include the operations of Entergy Texas. Entergy Gulf States Louisiana's balance sheets as of December 31, 2008 and 2007 reflect the effects of the separation of the Texas business.

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

The results of these deregulated operations before interest charges for the years ended December 31, 2008, 2007, and 2006 are as follows:

	2008	2007	2006
	(In Thousands)

Operating revenues	$156,673	$160,478	$145,858
Operating expenses
Fuel, operation, and maintenance	108,755	114,266	104,260
Depreciation and accretion	21,555	20,834	20,265
Total operating expense	130,310	135,100	124,525
Operating income	26,363	25,378	21,333
Income tax expense	10,712	10,260	8,463
Net income from deregulated utility operations	$15,651	$15,118	$12,870

The net investment associated with these deregulated operations as of December 31, 2008 and 2007 was approximately $564 and $547 million, respectively.

NOTE 2. RATE AND REGULATORY MATTERS (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Regulatory Assets

Hurricane Gustav and Hurricane Ike

In September 2008, Hurricane Gustav and Hurricane Ike caused catastrophic damage to portions of Entergy's service territories in Louisiana and Texas, and to a lesser extent in Arkansas and Mississippi. Entergy has recorded the estimated costs incurred, including payments already made, that were necessary to return customers to service. Entergy has recorded approximately $746 million against its storm damage provisions or as regulatory assets (including $117 million for Entergy Gulf States Louisiana, $236 million for Entergy Louisiana, $16 million for Entergy Mississippi, $18 million for Entergy New Orleans, and $358 million for Entergy Texas) and approximately $484 million in construction expenditures (including $14 million for Entergy Arkansas, $118 million for Entergy Gulf States Louisiana, $153 million for Entergy Louisiana, $6 million for Entergy Mississippi, $14 million for Entergy New Orleans, and $179 million for Entergy Texas). Entergy recorded the regulatory assets in accordance with its accounting policies and based on the historic treatment of such costs in its service territories (except for Entergy Arkansas because it discontinued regulatory storm reserve accounting in July 2007 as a result of an APSC order), because management believes that recovery through some form of regulatory mechanism is probable. Because Entergy has not gone through the regulatory process regarding these storm costs, however, there is an element of risk, and Entergy is unable to predict with certainty the degree of success it may have in its recovery initiatives, the amount of restoration costs that it may ultimately recover, or the timing of such recovery.

Other Regulatory Assets

The Utility business is subject to the provisions of SFAS 71, "Accounting for the Effects of Certain Types of Regulation." Regulatory assets represent probable future revenues associated with certain costs that are expected to be recovered from customers through the ratemaking process. In addition to the regulatory assets that are specifically disclosed on the face of the balance sheets, the table below provides detail of "Other regulatory assets" that are included on Entergy's and the Registrant Subsidiaries' balance sheets as of December 31, 2008 and 2007:

Entergy

	2008	2007
	(In Millions)
Asset Retirement Obligation - recovery dependent upon timing of decommissioning (Note 9) (b)	$371.2	$334.9
Deferred capacity - recovery timing will be determined by the LPSC in the formula rate plan filings (Note 2 - Retail Rate Proceedings - Filings with the LPSC)	48.4	86.4
Deferred fuel - non-current - recovered through rate riders when rates are redetermined periodically (Note 2 - Fuel and purchased power cost recovery)	20.7	32.8
Gas hedging costs - recovered through fuel rates	66.8	9.7
Pension & postretirement costs (Note 11 - Qualified Pension Plans, Other Postretirement Benefits, and Non-Qualified Pension Plans) (b)	1,468.6	675.1
Postretirement benefits - recovered through 2012 (Note 11 - Other Postretirement Benefits) (b)	9.6	12.0
Provision for storm damages, including hurricane costs - recovered through securitization, insurance proceeds, and retail rates (Note 2 - Hurricane Gustav and Hurricane Ike and Storm Cost Recovery Filings with Retail Regulators) (c)	1,163.4	1,339.8
Removal costs - recovered through depreciation rates (Note 9) (b)	63.9	-
River Bend AFUDC - recovered through August 2025 (Note 1 - River Bend AFUDC)	29.9	31.8
Sale-leaseback deferral - recovered through June 2014 (Note 10 - Sale and Leaseback Transactions - Grand Gulf Lease Obligations) (c)	91.0	103.9
Spindletop gas storage facility - recovered through December 2032	35.8	37.4
Transition to competition - recovered through February 2021 (Note 2 - Retail Rate Proceedings - Filings with the PUCT and Texas Cities)	107.6	112.9
Unamortized loss on reacquired debt - recovered over term of debt	124.0	137.1
Other	14.2	57.6
Total	$3,615.1	$2,971.4

Entergy Arkansas

	2008	2007
	(In Millions)
Asset Retirement Obligation - recovery dependent upon timing of decommissioning (Note 9) (b)	$164.9	$144.6
Removal costs - recovered through depreciation rates (Note 9) (b)	5.9	23.0
Incremental ice storm costs - recovered through 2032 (c)	12.1	12.6
Pension & postretirement costs (Note 11 - Qualified Pension Plans, Other Postretirement Benefits, and Non-Qualified Pension Plans) (b)	441.6	240.0
Deferred fuel - non-current - recovered through rate riders when rates are redetermined periodically (Note 2 - Fuel and purchased power cost recovery)	11.4	13.6
Postretirement benefits - recovered through 2012 (Note 11 - Other Postretirement Benefits) (b)	9.6	12.0
Provision for storm damages	-	51.4
Unamortized loss on reacquired debt - recovered over term of debt	32.3	35.3
Other	11.2	2.4
Entergy Arkansas Total	$689.0	$534.9

Entergy Gulf States Louisiana

	2008	2007
	(In Millions)
Asset Retirement Obligation - recovery dependent upon timing of decommissioning (Note 9) (b)	$15.0	$11.9
Gas hedging costs - recovered through fuel rates	20.2	3.5
Pension & postretirement costs (Note 11 - Qualified Pension Plans and Non-Qualified Pension Plans) (b)	121.2	19.4
Provision for storm damages, including hurricane costs - recovered through securitization, insurance proceeds, and retail rates (Note 2 - Hurricane Gustav and Hurricane Ike and Storm Cost Recovery Filings with Retail Regulators)	32.3	202.7
Deferred capacity - recovery timing will be determined by the LPSC in the formula rate plan filings (Note 2 - Retail Rate Proceedings - Filings with the LPSC)	13.6	6.9
River Bend AFUDC - recovered through August 2025 (Note 1 - River Bend AFUDC)	29.9	31.8
Spindletop gas storage facility - recovered through December 2032 (a)	35.8	37.4
Unamortized loss on reacquired debt - recovered over term of debt	15.2	15.5
Other	4.7	6.8
Entergy Gulf States Louisiana Total	$287.9	$335.9

Entergy Louisiana

	2008	2007
	(In Millions)
Asset Retirement Obligation - recovery dependent upon timing of decommissioning (Note 9) (b)	$86.2	$74.4
FRP deferral - recovery to be determined in FRP proceeding (c)	17.5	3.9
Gas hedging costs - recovered through fuel rates	26.7	2.7
Pension & postretirement costs (Note 11 - Qualified Pension Plans and Non-Qualified Pension Plans) (b)	196.8	69.2
Provision for storm damages, including hurricane costs - recovered through securitization, insurance proceeds, and retail rates (Note 2 - Hurricane Gustav and Hurricane Ike and Storm Cost Recovery Filings with Retail Regulators)	80.4	549.3
Deferred capacity - recovery timing will be determined by the LPSC in the formula rate plan filings (Note 2 - Retail Rate Proceedings - Filings with the LPSC)	32.3	79.5
Sale-leaseback deferral - recovered through December 2044 (Note 10 - Sale and Leaseback Transactions - Waterford 3 Lease Obligations )	31.8	23.1
Unamortized loss on reacquired debt - recovered over term of debt	21.7	23.2
Other	21.7	7.1
Entergy Louisiana Total	$515.1	$832.4

Entergy Mississippi

	2008	2007
	(In Millions)
Asset Retirement Obligation - recovery dependent upon timing of decommissioning (Note 9) (b)	$4.5	$4.2
Removal costs - recovered through depreciation rates (Note 9) (b)	40.0	35.7
Deferred fuel - non-current - recovered through rate riders when rates are redetermined periodically (Note 2 - Fuel and purchased power cost recovery)	9.3	19.1
Gas hedging costs - recovered through fuel rates	15.6	2.3
Pension & postretirement costs (Note 11 - Qualified Pension Plans, Other Postretirement Benefits, and Non-Qualified Pension Plans) (b)	136.3	67.5
Provision for storm damages - recovered through cost of service (c)	9.3	-
Unamortized loss on reacquired debt - recovered over term of debt	11.3	12.1
Other	0.6	0.8
Entergy Mississippi Total	$226.9	$141.7

Entergy New Orleans

	2008	2007
	(In Millions)
Asset Retirement Obligation - recovery dependent upon timing of decommissioning (Note 9) (b)	$2.8	$2.6
Removal costs - recovered through depreciation rates (Note 9) (b)	15.4	1.5
Deferred distribution expenses - recovered through December 2008	-	1.2
Deferred fossil plant maintenance expenses - recovered through December 2008	-	1.2
Gas hedging costs - recovered through fuel rates	4.3	1.2
Pension & postretirement costs (Note 11 - Qualified Pension Plans, Other Postretirement Benefits, and Non-Qualified Pension Plans) (b)	82.5	48.3
Provision for storm damages, including hurricane costs - recovered through CDBG funds, insurance proceeds, and retail rates (Note 2 - Hurricane Gustav and Hurricane Ike and Storm Cost Recovery Filings with Retail Regulators) (c)	99.3	81.4
Unamortized loss on reacquired debt - recovered over term of debt	3.2	3.6
Other	1.0	2.7
Entergy New Orleans Total	$208.5	$143.7

Entergy Texas

	2008	2007
	(In Millions)
Asset Retirement Obligation - recovery dependent upon timing of decommissioning (Note 9) (b)	$1.7	$1.8
Removal costs - recovered through depreciation rates (Note 9) (b)	34.7	-
Pension & postretirement costs (Note 11 - Qualified Pension Plans, Other Postretirement Benefits, and Non-Qualified Pension Plans) (b)	149.2	49.0
Provision for storm damages, including hurricane costs - recovered through securitization, insurance proceeds, and retail rates (Note 2 - Hurricane Gustav and Hurricane Ike and Storm Cost Recovery Filings with Retail Regulators) (c)	811.1	465.2
Transition to competition - recovered through February 2021 (Note 2 - Retail Rate Proceedings - Filings with the PUCT and Texas Cities)	107.6	112.9
Unamortized loss on reacquired debt - recovered over term of debt	12.3	15.9
Other	0.7	1.1
Entergy Texas Total	$1,117.3	$645.9

System Energy

	2008	2007
	(In Millions)
Asset Retirement Obligation - recovery dependent upon timing of decommissioning (Note 9) (b)	$96.1	$95.5
Unrealized loss on decommissioning trust funds	31.3	-
Removal costs - recovered through depreciation rates (Note 9) (b)	14.5	16.9
Pension & postretirement costs (Note 11 - Qualified Pension Plans and Other Postretirement Benefits) (b)	72.1	26.0
Sale-leaseback deferral - recovered through June 2014 (Note 10 - Sale and Leaseback Transactions - Grand Gulf Lease Obligations) (c)	91.0	103.9
Unamortized loss on reacquired debt - recovered over term of debt	28.0	31.5
Other	0.4	0.4
System Energy Total	$333.4	$274.2

(a)

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

(b)	Does not earn a return on investment, but is offset by related liabilities.
(c)

Does not earn a return on investment at this time. For the provision for storm damages, this only applies to Entergy Texas' storm damages for Hurricane Gustav and Hurricane Ike, approximately $358 million, and Entergy New Orleans' storm damages for Hurricane Gustav, approximately $18 million. Other provision for storm damages amounts earn a return on investment.

Fuel and purchased power cost recovery

Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas are allowed to recover certain fuel and purchased power costs through fuel mechanisms included in electric and gas rates that are recorded as fuel cost recovery revenues. The difference between revenues collected and the current fuel and purchased power costs is recorded as "Deferred fuel costs" on the Utility operating companies' financial statements. The table below shows the amount of deferred fuel costs as of December 31, 2008 and 2007, that Entergy expects to recover (or return to customers) through fuel mechanisms, subject to subsequent regulatory review.
	2008	2007
	(In Millions)

Entergy Arkansas	$119.1	$114.8
Entergy Gulf States Louisiana (a)	$8.1	$105.8
Entergy Louisiana (a)	($23.6)	$19.2
Entergy Mississippi	$5.0	($76.6)
Entergy New Orleans	$21.8	$17.3
Entergy Texas	$21.2	($67.3)

(a)

2008 and 2007 includes $100.1 million for Entergy Gulf States Louisiana and $68 million for Entergy Louisiana of fuel, purchased power, and capacity costs that are expected to be recovered over a period greater than twelve months.

Entergy Arkansas

Production Cost Allocation Rider

In its June 2007 decision on Entergy Arkansas' August 2006 rate filing, discussed below in "Retail Rate Proceedings", the APSC approved a production cost allocation rider for recovery from customers of the retail portion of the costs allocated to Entergy Arkansas as a result of the System Agreement proceedings, but set a termination date of December 31, 2008 for the rider. These costs cause an increase in Entergy Arkansas' deferred fuel cost balance, because Entergy Arkansas pays them over seven months but collects them from customers over twelve months. In December 2007, the APSC issued a subsequent order stating the production cost allocation rider will remain in effect, and any future termination of the rider will be subject to eighteen months advance notice by the APSC, which would occur following notice and hearing. On March 18, 2008, the Arkansas attorney general and the AEEC filed a notice of appeal of the December 2007 APSC order. The appellants' and appellees' briefs have been filed with the court of appeals.

In June 2008, Entergy Arkansas filed with the APSC its annual redetermination of the production cost allocation rider. The redetermination resulted in a slight increase in the rates beginning with the first billing cycle of July 2008.

See Entergy Corporation and Subsidiaries' "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - System Agreement Proceedings" for a discussion of the System Agreement proceedings.

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

In March 2008, Entergy Arkansas filed with the APSC its annual energy cost rate for the period April 2008 through March 2009. The filed energy cost rate increased from $0.01179/kWh to $0.01869/kWh. The increase was caused by the following: 1) all three of the nuclear power plants from which Entergy Arkansas obtains power, ANO 1 and 2 and Grand Gulf, were scheduled to have refueling outages in 2008, and the energy cost rate is adjusted to account for the replacement power costs expected to be incurred while these units were down; 2) Entergy Arkansas has a deferred fuel cost balance from under-recovered fuel costs at December 31, 2007; and 3) fuel and purchased power prices have increased.

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

In October 2008, Entergy Arkansas filed a motion to lift the stay and to rescind the APSC's January 2007 order in light of the arguments advanced in Entergy Arkansas' rehearing petition and because the value for the Entergy Arkansas' customers obtained through the resolved railroad litigation is significantly greater than the incremental cost of actions identified by the APSC as imprudent. The APSC staff, the AEEC, and the Arkansas attorney general support the lifting of the stay but request additional proceedings. In December 2008, the APSC denied the motion to lift the stay pending resolution of Entergy Arkansas' rehearing request and of the unresolved issues in the proceeding. The APSC also established a separate docket to consider the resolved railroad litigation, but a procedural schedule has not been established in the new docket at this time. The APSC ordered the parties to submit their unresolved issues list in the pending proceeding, which the parties have done. The unresolved issues will not be relitigated but will be decided by the APSC based upon the evidence already submitted in the proceeding.

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

In August 2000, the LPSC authorized its staff to initiate a proceeding to audit the fuel adjustment clause filings of Entergy Louisiana pursuant to a November 1997 LPSC general order. The time period that is the subject of the audit is January 1, 2000 through December 31, 2001. In September 2003, the LPSC staff issued its audit report and recommended a disallowance with regard to an alleged failure to uprate Waterford 3 in a timely manner. This issue was resolved with a March 2005 global settlement. Subsequent to the issuance of the audit report, the scope of this docket was expanded to include a review of annual reports on fuel and purchased power transactions with affiliates and a prudence review of transmission planning issues and to include the years 2002 through 2004. Hearings were held in November 2006. In May 2008 the ALJ issued a final recommendation that found in Entergy Louisiana's favor on the issues, except for the disallowance of hypothetical SO2 allowance costs included in affiliate purchases. The ALJ recommended a refund of the SO2 allowance costs collected to date and a realignment of these costs into base rates prospectively with an amortization of the refunded amount through base rates over a five-year period. The LPSC issued an order in December 2008 affirming the ALJ's recommendation. Entergy Louisiana recorded a provision for the disallowance, including interest, and will refund approximately $7 million to customers in 2009.

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

In July 2008 the MPSC began a proceeding to investigate the fuel procurement practices and fuel adjustment schedules of the Mississippi utility companies, including Entergy Mississippi. A two-day public hearing was held in July 2008, and after a recess during which the MPSC reviewed information, the hearing resumed on August 5, 2008, for additional testimony by an expert witness retained by the MPSC. The MPSC's witness presented testimony regarding a review of the utilities' fuel adjustment clauses. The MPSC stated that the goal of the proceeding is fact-finding so that the MPSC may decide whether to amend the current fuel cost recovery process. In February 2009, the MPSC published a final report of its expert witness, which discussed Entergy Mississippi's fuel procurement activities and made recommendations regarding fuel recovery practices in Mississippi.

In addition, in October 2008 the MPSC issued a subpoena to Entergy Mississippi and Entergy Services requesting documents associated with fuel adjustment clause litigation in Louisiana involving Entergy Louisiana and Entergy New Orleans, and in January 2009 issued an order requiring Entergy Mississippi to provide additional information related to the long-term Evangeline gas contract that had been an issue in the fuel adjustment clause litigation in Louisiana. Entergy Mississippi and Entergy Services filed a response to the MPSC order stating that gas from the Evangeline gas contract had been sold into the Entergy System exchange and had an effect on the costs paid by Entergy Mississippi's customers. The MPSC's investigation is ongoing.

In addition, in January 2009 the MPSC issued an order declining to adopt the Public Utilities Staff's annual fuel audit report. Among other things, the order stated that the MPSC will open a rulemaking to define what constitutes efficient and economical procurement and use of energy; establish guidelines for defining what elements constitute a just and reasonable fuel adjustment clause; and establish guidelines for making the required review of fuel adjustment clauses. In the order, the MPSC also requested that the legislature extend the deadline for certification of this annual fuel audit by one year, while it seeks approval to conduct an independent audit and assessment of Entergy Mississippi's practices for economical purchases and use of fuel and electric energy.

Mississippi Attorney General Complaint

The Mississippi attorney general filed a complaint in state court in December 2008 against Entergy Corporation, Entergy Mississippi, Entergy Services, and Entergy Power alleging, among other things, violations of Mississippi statutes, fraud, and breach of good faith and fair dealing, and requesting an accounting and restitution. The litigation is wide ranging and relates to tariffs and procedures under which Entergy Mississippi purchases power not generated in Mississippi to meet electricity demand. Entergy believes the complaint is unfounded. On December 29, 2008, the defendant Entergy companies filed to remove the attorney general's suit to U.S. District Court (the forum that Entergy believes is appropriate to resolve the types of federal issues raised in the suit), where it is currently pending, and additionally answered the complaint and filed a counter-claim for relief based upon the Mississippi Public Utilities Act and the Federal Power Act. The Mississippi attorney general has filed a pleading seeking to remand the matter to state court.

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

Entergy New Orleans' gas rate schedules include an adjustment to reflect estimated gas costs for the billing month, adjusted by a surcharge or credit similar to that included in the electric fuel adjustment clause, including carrying charges. In October 2005, the City Council approved modification of the gas cost collection mechanism effective November 2005 in order to address concerns regarding its fluctuations, particularly during the winter heating season. The modifications are intended to minimize fluctuations in gas rates during the winter months.

Entergy Texas

Entergy Texas' rate schedules include a fixed fuel factor to recover fuel and purchased power costs, including carrying charges, not recovered in base rates. The fixed fuel factor formula was revised and approved by a PUCT order in August 2006. The new formula was implemented in September 2006. Under the new methodology, semi-annual revisions of the fixed fuel factor will continue to be made in March and September based on the market price of natural gas and changes in fuel mix. Entergy Texas will likely continue to use this methodology until the start of retail open access, which has been delayed. The amounts collected under Entergy Texas' fixed fuel factor and any interim surcharge or refund implemented until the date retail open access commences are subject to fuel reconciliation proceedings before the PUCT.

Entergy Texas filed with the PUCT in July 2005 a request for implementation of an incremental purchased capacity recovery rider. Through this rider Entergy Texas sought to recover incremental revenues that represent the incremental purchased capacity costs, including Entergy

Texas' obligation to purchase power from Entergy Louisiana's recently acquired Perryville plant, over what is already in Entergy Texas' base rates. A non-unanimous settlement was reached with most of the parties that allowed for the implementation of an $18 million annual rider effective December 1, 2005. In December 2005, the PUCT approved the settlement and entered an order consistent with this approval in February 2006. The amounts collected through the rider are subject to reconciliation.

In September 2007, Entergy Texas filed with the PUCT a request to increase its incremental purchased capacity recovery rider to collect approximately $25 million on an annual basis. This filing also included a request to implement an interim surcharge to collect approximately $10 million in under-recovered incremental purchased capacity costs incurred through July 2007. In January 2008, Entergy Texas filed with the PUCT a stipulation and settlement agreement among the parties that agreed to implementation of the interim surcharge over a two-month period and agreed that the incremental capacity recovery rider would be set to collect $21 million on an annual basis effective February 2008. The PUCT approved the agreement in February 2008. Amounts collected through the rider and interim surcharge are subject to final reconciliation. Under the rate case settlement discussed below, this rider ceased on January 28, 2009, with the implementation of stipulated base rates.

In October 2007, Entergy Texas filed a request with the PUCT to refund $45.6 million, including interest, of fuel cost recovery over-collections through September 2007. In January 2008, Entergy Texas filed with the PUCT a stipulation and settlement agreement among the parties that updated the over-collection balance through November 2007 and established a refund amount, including interest, of $71 million. The PUCT approved the agreement in February 2008. The refund was made over a two-month period beginning February 2008, but was reduced by $10.3 million of under-recovered incremental purchased capacity costs. Amounts refunded through the interim fuel refund are subject to final reconciliation in a future fuel reconciliation proceeding.

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

In January 2008, Entergy Texas made a compliance filing with the PUCT describing how its 2007 Rough Production Cost Equalization receipts under the System Agreement were allocated between Entergy Gulf States, Inc.'s Texas and Louisiana jurisdictions. A hearing was held at the end of July 2008, and in October 2008 the ALJ issued a proposal for decision recommending an additional $18.6 million allocation to Texas retail customers. The PUCT adopted the ALJ's proposal for decision in December 2008. Because the PUCT allocation to Texas retail customers is inconsistent with the LPSC allocation to Louisiana retail customers, adoption of the proposal for decision by the PUCT could result in trapped costs between the Texas and Louisiana jurisdictions with no mechanism for recovery. The PUCT denied Entergy Texas' motion for rehearing and Entergy Texas will now seek alternative relief, including filing for relief at the FERC.

Storm Cost Recovery Filings with Retail Regulators

Entergy Arkansas

Entergy Arkansas experienced extraordinary storm costs in 2008, requiring APSC action to address their effects, because the APSC's June 2007 order in Entergy Arkansas' base rate proceeding, which is discussed below, eliminated storm reserve accounting for Entergy Arkansas. Therefore, on October 15, 2008, Entergy Arkansas filed a petition for an accounting order authorizing a regulatory asset and storm damage rider.  In the petition, Entergy Arkansas requested the deferral of $26 million in a regulatory asset that represents extraordinary storm restoration costs for the year 2008 that are in excess of the $14.4 million included in base rates. The regulatory asset would be recovered through a surcharge over a 12-month period beginning in January 2009.

On December 19, 2008, the APSC approved Entergy Arkansas' request to defer 2008 extraordinary storm restoration costs for recovery via a storm damage rider in 2009. The APSC reduced Entergy Arkansas' request by $4 million to allow for standard variation in storm costs from the normalized level in base rates. Entergy Arkansas is permitted to recover the retail portion of $22.3 million, subject to adjustments arising from storm cost audit, earnings review, and other items consistent with past regulatory practice. Entergy Arkansas also plans to file an update of storm restoration expenses incurred through December 31, 2008, and true-up any accrued expenses at that time, with a revised rider to take effect July 2009 for any necessary changes.

Entergy Arkansas January 2009 Ice Storm

In January 2009 a severe ice storm caused significant damage to Entergy Arkansas' transmission and distribution lines, equipment, poles, and other facilities. The preliminary cost estimate for the damage caused by the ice storm is approximately $165 million to $200 million, of which approximately $80 million to $100 million is estimated to be operating and maintenance type costs and the remainder is estimated to be capital investment. On January 30, 2009, the APSC issued an order inviting and encouraging electric public utilities to file specific proposals for the recovery of extraordinary storm restoration expenses associated with the ice storm. Although Entergy Arkansas has not yet filed a proposal for the recovery of its costs, on February 16, 2009, it did file a request with the APSC requesting an accounting order authorizing deferral of the operating and maintenance cost portion of Entergy Arkansas' ice storm restoration costs pending their recovery.

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

Entergy Gulf States Louisiana and Entergy Louisiana

In February 2007, Entergy Louisiana and Entergy Gulf States Louisiana filed a supplemental and amending application by which they sought authority from the LPSC to securitize their Hurricane Katrina and Hurricane Rita storm cost recovery and storm reserve amounts, together with certain debt retirement costs and upfront and ongoing costs of the securitized debt issued. Securitization is authorized by a law signed by the Governor of Louisiana in May 2006. Hearings on the quantification of the amounts eligible for securitization began in late-April 2007. At the start of the hearing, a stipulation among Entergy Gulf States Louisiana, Entergy Louisiana, the LPSC staff, and most other parties in the proceeding was read into the record. The stipulation quantified the balance of storm restoration costs for recovery as $545 million for Entergy Louisiana and $187 million for Entergy Gulf States Louisiana, and set the storm reserve amounts at $152 million for Entergy Louisiana and $87 million for Entergy Gulf States Louisiana. The stipulation also called for securitization of the storm restoration costs and storm reserves in those same amounts. In August 2007, the LPSC issued orders approving recovery of the stipulated storm cost recovery and storm reserve amounts plus certain debt retirement and upfront and ongoing costs through securitization financing.

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

Entergy Gulf States Louisiana and Entergy Louisiana do not report the bonds on their balance sheets because the bonds are the obligation of the LPFA, and there is no recourse against Entergy, Entergy Gulf States Louisiana or Entergy Louisiana in the event of a bond default. To service the bonds, Entergy Gulf States Louisiana and Entergy Louisiana collect a system restoration charge on behalf of the LPFA, and remit the collections to the LPFA. By analogy to and in accordance with Entergy's accounting policy for collection of sales taxes, Entergy Gulf States Louisiana and Entergy Louisiana do not report the collections as revenue because they are merely acting as the billing and collection agent for the state.

Entergy Mississippi

In March 2006, the Governor of Mississippi signed a law that established a mechanism by which the MPSC could authorize and certify an electric utility financing order and the state could issue bonds to finance the costs of repairing damage caused by Hurricane Katrina to the systems of investor-owned electric utilities.  In June 2006, the MPSC issued an order certifying Entergy Mississippi's Hurricane Katrina restoration costs incurred through March 31, 2006 of $89 million, net of estimated insurance proceeds. Two days later, Entergy Mississippi filed a request with the Mississippi Development Authority for $89 million of Community Development Block Grant (CDBG) funding for reimbursement of its Hurricane Katrina infrastructure restoration costs. Entergy Mississippi also filed a Petition for Financing Order with the MPSC for authorization of state bond financing of $169 million for Hurricane Katrina restoration costs and future storm costs. The $169 million amount included the $89 million of Hurricane Katrina restoration costs plus $80 million to build Entergy Mississippi's storm damage reserve for the future. Entergy Mississippi's filing stated that the amount actually financed through the state bonds would be net of any CDBG funds that Entergy Mississippi received.

In October 2006, the Mississippi Development Authority approved for payment and Entergy Mississippi received $81 million in CDBG funding for Hurricane Katrina costs. The MPSC then issued a financing order authorizing the issuance of state bonds to finance $8 million of Entergy Mississippi's certified Hurricane Katrina restoration costs and $40 million for an increase in Entergy Mississippi's storm damage reserve. $30 million of the storm damage reserve was set aside in a restricted account. A Mississippi state entity issued the bonds in May 2007, and Entergy Mississippi received proceeds of $48 million. Entergy Mississippi does not report the bonds on its balance sheet because the bonds are the obligation of the state entity, and there is no recourse against Entergy Mississippi in the event of a bond default. To service the bonds, Entergy Mississippi collects a system restoration charge on behalf of the issuer, and remits the collections to the issuer. By analogy to and in accordance with Entergy's accounting policy for collection of sales taxes, Entergy Mississippi does not report the collections as revenue because it is merely acting as the billing and collection agent for the state.

Entergy New Orleans

In December 2005, the U.S. Congress passed the Katrina Relief Bill, a hurricane aid package that included CDBG funding (for the states affected by Hurricanes Katrina, Rita, and Wilma) that allowed state and local leaders to fund individual recovery priorities. In March 2007, the City Council certified that Entergy New Orleans incurred $205 million in storm-related costs through December 2006 that are eligible for CDBG funding under the state action plan, and certified Entergy New Orleans' estimated costs of $465 million for its gas system rebuild

(which is discussed below). In April 2007, Entergy New Orleans executed an agreement with the Louisiana Office of Community Development (OCD) under which $200 million of CDBG funds will be made available to Entergy New Orleans. Entergy New Orleans has received $180.8 million of the funds as of December 31, 2008. Entergy New Orleans has submitted additional costs and awaits reimbursement in accordance with the contract covering disbursement of the funds.

Retail Rate Proceedings

Filings with the APSC (Entergy Arkansas)

Retail Rates

In August 2006, Entergy Arkansas filed with the APSC a request for a change in base rates. Entergy Arkansas requested a general base rate increase (using an ROE of 11.25%), which it subsequently adjusted to a request for a $106.5 million annual increase. In June 2007, after hearings on the filing, the APSC ordered Entergy Arkansas to reduce its annual rates by $5 million, and set a return on common equity of 9.9% with a hypothetical common equity level lower than Entergy Arkansas' actual capital structure. For the purpose of setting rates, the APSC disallowed a portion of costs associated with incentive compensation based on financial measures and all costs associated with Entergy's stock-based compensation plans. In addition, under the terms of the APSC's decision, the order eliminated storm reserve accounting and set an amount of $14.4 million in base rates to address storm restoration costs, regardless of the actual annual amount of future restoration costs. The APSC did state in a subsequent December 2007 order, however, that it will consider a petition for financial relief should Entergy Arkansas experience "extraordinary" storm restoration costs. The APSC's June 2007 decision left Entergy Arkansas with no mechanism to recover $52 million of costs previously accumulated in Entergy Arkansas' storm reserve and $18 million of removal costs associated with the termination of a lease.

The APSC denied Entergy Arkansas' request for rehearing of its June 2007 decision, and the base rate change was implemented August 29, 2007, effective for bills rendered after June 15, 2007. In September 2007, Entergy Arkansas appealed the decision to the Arkansas Court of Appeals. On December 17, 2008, the Arkansas Court of Appeals upheld almost all aspects of the APSC decision. After considering the progress of the proceeding in light of the decision of the Court of Appeals, Entergy Arkansas recorded in the fourth quarter 2008 an approximately $70 million charge to earnings, on both a pre- and after-tax basis because these are primarily flow-through items, to recognize that the regulatory assets associated with the storm reserve costs, lease termination removal costs, and stock-based compensation are no longer probable of recovery.

Management continues to believe that Entergy Arkansas is entitled to recover these prudently incurred costs, however, and on January 5, 2009, filed a petition for review before the Arkansas Supreme Court, requesting a review of the Court of Appeals decision.

Ouachita Acquisition

Entergy Arkansas filed with the APSC in September 2007 for its approval of the Ouachita plant acquisition, including full cost recovery.  The APSC Staff and the Arkansas attorney general supported Entergy Arkansas' acquisition of the plant, but opposed the sale of one-third of the capacity and energy to Entergy Gulf States Louisiana.  The industrial group AEEC opposed Entergy Arkansas' purchase of the plant.  The Arkansas attorney general opposed recovery of the non-fuel costs of the plant through a separate rider, while the APSC Staff recommended revisions to the rider. In December 2007, the APSC issued an order approving recovery through a rider of the capacity costs associated with the interim tolling agreement, which was in effect until the APSC took action on the acquisition of the plant. A hearing before the APSC was held in April 2008 to address Entergy Arkansas' request for acquisition of the plant and concurrent cost recovery. In June 2008 the APSC approved Entergy Arkansas' acquisition of the Ouachita plant and approved recovery of the acquisition and ownership costs through a rate rider. The APSC also approved the planned sale of one-third of the capacity and energy to Entergy Gulf States Louisiana. The Arkansas attorney general, the AEEC, and Entergy Arkansas requests for rehearing of the APSC order were denied. Entergy Arkansas' request for rehearing concerned the 7.61% before-tax return on rate base approved by the APSC, which reflects significant sources of zero-cost capital already reflected in base rates. Entergy Arkansas had requested a 10.87% before-tax return on rate base reflecting the cost of the debt and equity capital resources available to finance the Ouachita plant acquisition.

On March 18, 2008 the Arkansas attorney general and the AEEC filed a notice of appeal of the December 2007 APSC order that approved recovery through a rider of the capacity costs associated with the interim tolling agreement. This order also rejected various annual earnings review proposals. The appellants' and appellees' briefs, including Entergy Arkansas', have been filed in the proceeding.

In August 2008 the AEEC also filed a complaint at the FERC seeking a review by the FERC of "Entergy Corporation's efforts" to acquire the Ouachita plant, alleging that the acquisition violates the System Agreement and the Federal Power Act and that the plant should be an "[Entergy Arkansas] only resource." The AEEC complaint also states that it seeks clarity on whether Entergy Arkansas' termination of its participation in the System Agreement will affect Entergy Arkansas' rights to the Ouachita facility. The APSC, LPSC, MPSC, and City Council have intervened in the proceeding. In January 2009 the FERC denied the AEEC's complaint.

Entergy Arkansas purchased the Ouachita plant on September 30, 2008.

Filings with the PUCT and Texas Cities (Entergy Texas)

Retail Rates

Entergy Texas made a rate filing in September 2007 with the PUCT requesting an annual rate increase totaling $107.5 million, including a base rate increase of $64.3 million and riders totaling $43.2 million. The base rate increase request includes a $12.2 million annual increase for the storm damage reserve. Entergy Texas requested an 11% return on common equity. In December 2007 the PUCT issued an order setting September 26, 2008 (which it subsequently moved to November 27, 2008) as the effective date for the rate change proposed in this matter. In May 2008, Entergy Texas and certain parties in the rate case filed a non-unanimous settlement, but on November 5, 2008, the PUCT rejected the non-unanimous settlement and remanded the case for further hearings on the merits of the rate request. Entergy Texas agreed to extend until March 16, 2009 the PUCT's jurisdictional deadline to render a decision.

On December 16, 2008, Entergy Texas filed a term sheet that reflected a settlement agreement that included the PUCT Staff and the other active participants in the rate case. On December 19, 2008, the ALJs approved Entergy Texas' request to implement interim rates reflecting the agreement. The agreement includes a $46.7 million base rate increase, among other provisions. Under the ALJs' interim order, Entergy Texas implemented interim rates, subject to refund and surcharge, reflecting the rates established through the settlement. These rates became effective with bills rendered on and after January 28, 2009, for usage on and after December 19, 2008. In addition, the existing recovery mechanism for incremental purchased power capacity costs ceased as of January 28, 2009, with purchased power capacity costs then subsumed within the base rates set in this proceeding. The settlement is subject to review and approval by the PUCT; however, the interim rates will be in effect until such time as the PUCT acts. Certain Texas municipalities have exercised their original jurisdiction and taken final action to approve rates consistent with the interim rates approved by the ALJs.

As discussed in "Electric Industry Restructuring" below, a Texas law was enacted in June 2005 which includes provisions in the Texas legislation regarding Entergy Texas' ability to file a general rate case and to file for recovery of transition to competition costs. As authorized by the legislation, in August 2005, Entergy Texas filed with the PUCT an application for recovery of its transition to competition costs. Entergy Texas requested recovery of $189 million in transition to competition costs through implementation of a 15-year rider. The $189 million represents transition to competition costs Entergy Texas incurred from June 1, 1999 through June 17, 2005 in preparing for competition in its Texas service area, including attendant AFUDC, and all carrying costs projected to be incurred on the transition to competition costs through

February 28, 2006. The $189 million is before any gross-up for taxes or carrying costs over the 15-year recovery period. Entergy Texas reached a unanimous settlement agreement, which the PUCT approved in June 2006, on all issues with the active parties in the transition to competition cost recovery case. The agreement allows Entergy Texas to recover $14.5 million per year in transition to competition costs over a 15-year period. Entergy Texas implemented rates based on this revenue level on March 1, 2006. The formal settlement agreement was approved by the PUCT in June 2006.

Filings with the LPSC

Global Settlement (Entergy Gulf States Louisiana and Entergy Louisiana)

In March 2005, the LPSC approved a settlement proposal to resolve various dockets covering a range of issues for Entergy Gulf States Louisiana and Entergy Louisiana. The settlement includes the establishment of a three-year formula rate plan for Entergy Gulf States Louisiana that, among other provisions, establishes an ROE mid-point of 10.65% for the initial three-year term of the plan and permits Entergy Gulf States Louisiana to recover incremental capacity costs outside of a traditional base rate proceeding. Under the formula rate plan, over- and under-earnings outside an allowed range of 9.9% to 11.4% will be allocated 60% to customers and 40% to Entergy Gulf States Louisiana. Entergy Gulf States Louisiana made its initial formula rate plan filing in June 2005. The formula rate plan was subsequently extended one year. In addition, there is the potential to extend the formula rate plan beyond the effective period by mutual agreement of the LPSC and Entergy Gulf States Louisiana.

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

In May 2007, Entergy Louisiana made its formula rate plan filing with the LPSC for the 2006 test year, indicating a 7.6% earned return on common equity. That filing included Entergy Louisiana's request to recover $39.8 million in unrecovered fixed costs associated with the loss of customers that resulted from Hurricane Katrina, a request that was recently reduced to $31.7 million. In September 2007, Entergy Louisiana modified its formula rate plan filing to reflect its implementation of certain adjustments proposed by the LPSC Staff in its review of Entergy Louisiana's original filing with which Entergy Louisiana agreed, and to reflect its implementation of an $18.4 million annual formula rate plan increase comprised of (1) a $23.8 million increase representing 60% of Entergy Louisiana's revenue deficiency, and (2) a $5.4 million decrease for reduced incremental and deferred capacity costs. The LPSC authorized Entergy Louisiana to defer for accounting purposes the difference between its $39.8 million claim, now at $31.7 million, for unrecovered fixed cost and 60% of the revenue deficiency to preserve Entergy Louisiana's right to pursue that claim in full during the formula rate plan proceeding. In October 2007, Entergy Louisiana implemented a $7.1 million formula rate plan decrease that was due primarily to the reclassification of certain franchise fees from base rates to collection via a line item on customer bills pursuant to an LPSC Order. The LPSC staff and intervenors have recommended disallowance of certain costs included in Entergy Louisiana's filing. Entergy Louisiana disagrees with the majority of the proposed disallowances and a hearing on the disputed issues was held in late-September/early-October 2008. Post-hearing briefing concluded in mid-December 2008.

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

(Entergy Gulf States Louisiana)

In May 2008, Entergy Gulf States Louisiana made its formula rate plan filing with the LPSC for the 2007 test year. The filing reflected a 9.26% return on common equity, which is below the allowed earnings bandwidth, and indicated a $5.4 million revenue deficiency, offset by a $4.1 million decrease in required additional capacity costs. Entergy Gulf States Louisiana implemented a $20.7 million formula rate plan decrease, subject to refund, effective the first billing cycle in September 2008. The decrease includes removal of interim storm cost recovery and a reduction in the storm damage accrual. Entergy Gulf States Louisiana then implemented a $16.0 million formula rate plan increase, subject to refund, effective the first billing cycle in October 2008 to collect previously deferred and ongoing costs associated with LPSC approved additional capacity, including the Ouachita power plant. In November 2008 Entergy Gulf States Louisiana filed to implement an additional increase of $9.3 million to recover the costs of a new purchased power agreement. Consideration of the formula rate plan filing is pending.

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

Retail Rates - Gas (Entergy Gulf States Louisiana)

In January 2009, Entergy Gulf States Louisiana filed with the LPSC its gas rate stabilization plan for the test year ending September 30, 2008.  The filing showed a revenue deficiency of $530 thousand based on a return on common equity mid-point of 10.5%.

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

Filings with the MPSC (Entergy Mississippi)

Formula Rate Plan Filings

In March 2008, Entergy Mississippi made its annual scheduled formula rate plan filing for the 2007 test year with the MPSC.  The filing showed that a $10.1 million increase in annual electric revenues is warranted. In June 2008, Entergy Mississippi reached a settlement with the Mississippi Public Utilities Staff that would result in a $3.8 million rate increase. In January 2009 the MPSC rejected the settlement and left the current rates in effect. Entergy Mississippi appealed the MPSC's decision to the Mississippi Supreme Court.

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

In October 2006, the City Council approved a settlement agreement that resolved Entergy New Orleans' rate and storm-related rider filings by providing for phased-in rate increases, while taking into account with respect to storm restoration costs the anticipated receipt of CDBG funding as recommended by the Louisiana Recovery Authority. The settlement provided for a 0% increase in electric base rates through December 2007, with a $3.9 million increase implemented in January 2008. Recovery of all Grand Gulf costs through the fuel adjustment clause was continued. Gas base rates increased by $4.75 million in November 2006 and increased by additional $1.5 million in March 2007 and an additional $4.75 million in November 2007. The settlement called for Entergy New Orleans to file a base rate case by July 31, 2008, which it has done as discussed below. The settlement agreement discontinued the formula rate plan and the generation performance-based plan but permits Entergy New Orleans to file an application to seek authority to implement formula rate plan mechanisms no sooner than six months following the effective date of the implementation of the base rates resulting from the July 31, 2008 base rate case. Any storm costs in excess of CDBG funding and insurance proceeds will be addressed in that base rate case. The settlement also authorized a $75 million storm reserve for damage from future storms, which will be created over a ten-year period through a storm reserve rider beginning in March 2007. These storm reserve funds will be held in a restricted escrow account.

In January 2008, Entergy New Orleans voluntarily implemented a 6.15% base rate credit (the recovery credit) for electric customers, which returned approximately $11.3 million to electric customers in 2008. Entergy New Orleans was able to implement this credit because during 2007 the recovery of New Orleans after Hurricane Katrina was occurring faster than expected in 2006 projections. In addition, Entergy New Orleans committed to set aside $2.5 million for an energy efficiency program focused on community education and outreach and weatherization of homes.

On July 31, 2008, Entergy New Orleans filed an electric and gas base rate case with the City Council. The filing requests an 11.75% return on common equity. On November 13, 2008, Entergy New Orleans amended its rate filing to incorporate storm reserve treatment inadvertently omitted from the pro forma test year. The amended filing calls for an $18.2 million electric rate reduction, which includes keeping the recovery credit in effect, as well as realigning recovery of approximately $12.3 million of capacity costs from the fuel adjustment clause to electric base rates. The amended filing also calls for an $8.4 million increase in gas base rates to fund ongoing operations. This request is unrelated to the ongoing rebuild of Entergy New Orleans' natural gas system. On January 16, 2009, the City Council Advisors filed rebuttal testimony calling for rate reductions of approximately $31 million for electric operations and $4.8 million for gas operations. The procedural schedule calls for a hearing on the filing to commence in April 2009 with a decision by the City Council on or before May 15, 2009.

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

Plaintiffs also filed a corresponding complaint with the City Council in order to initiate a review by the City Council of the plaintiffs' allegations and to force restitution to ratepayers of all costs they allege were improperly and imprudently included in the fuel adjustment filings. Testimony was filed on behalf of the plaintiffs in this proceeding asserting, among other things, that Entergy New Orleans and other defendants have engaged in fuel procurement and power purchasing practices and included costs in Entergy New Orleans' fuel adjustment that could have resulted in Entergy New Orleans customers being overcharged by more than $100 million over a period of years. Hearings were held in February and March 2002. In February 2004, the City Council approved a resolution that resulted in a refund to customers of $11.3 million, including interest, during the months of June through September 2004. In May 2005 the Civil District Court for the Parish of Orleans affirmed the City Council resolution, finding no support for the plaintiffs' claim that the refund amount should be higher. In June 2005, the plaintiffs appealed the Civil District Court decision to the Louisiana Fourth Circuit Court of Appeal. On February 25, 2008, the Fourth Circuit Court of Appeal issued a decision affirming in part, and reversing in part, the Civil District Court's decision.  Although the Fourth Circuit Court of Appeal did not reverse any of the substantive findings and conclusions of the City Council or the Civil District Court, the Fourth Circuit found that the amount of the refund was arbitrary and capricious and increased the amount of the refund to $34.3 million.  Entergy New Orleans believes that the increase in the refund ordered by the Fourth Circuit is not justified. Entergy New Orleans, the City Council, and the plaintiffs requested rehearing, and in April 2008, the Fourth Circuit granted the plaintiffs' request for rehearing. In addition to changing the basis for the court's decision in the manner requested by the plaintiffs, the court also granted the plaintiffs' request that it provide for interest on the refund amount. The court denied the motions for rehearing filed by the City Council and Entergy New Orleans. In May 2008, Entergy New Orleans and the City Council filed with the Louisiana Supreme Court applications for a writ of certiorari seeking, among other things, reversal of the Fourth Circuit decision. The Louisiana Supreme Court granted these writ applications in October 2008 and will review the Fourth Circuit's decision. Oral argument before the Louisiana Supreme Court was held on January 22, 2009.

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

Electric Industry Restructuring (Entergy Texas)

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

Entergy Texas made the January 2006 filing regarding the identification of power region(s) required by the 2005 legislation and, based on the statutory requirements for the certification of a qualified power region (QPR), previous PUCT rulings, and Entergy Texas' geographical location, Entergy Texas identified three potential power regions:

  Electric Reliability Council of Texas (ERCOT) as the power region and Independent Organization (IO);
  Southwest Power Pool (SPP) as the power region and IO; and
  the Entergy market as the power region and the Independent Coordinator of Transmission (ICT) as the IO.

Based on previous rulings of the PUCT, and absent reconsideration of those rulings, Entergy Texas indicated that the third alternative, an ICT operating in Entergy's market area, is not likely to be a viable QPR alternative at this time. Accordingly, while noting this alternative, Entergy Texas' January 2006 filing focused on the first two alternatives, which were expected to meet the statutory requirements for certification so long as certain key implementation issues could be resolved. Entergy Texas' filing enumerated and discussed the corresponding steps and included a high-level schedule associated with certifying either of these two power regions.

In the January 2006 filing, Entergy Texas did not make a recommendation between ERCOT and the SPP as a power region. Rather, the filing discussed the major issues that must be resolved for either of those alternatives to be implemented. In the case of ERCOT, the major issue was the cost and time related to the construction of facilities to interconnect Entergy Texas' operations with ERCOT, while addressing the interest of Entergy Texas' retail customers and certain wholesale customers in access to generation outside of Texas. With respect to the SPP, the major issue was the development of protocols that would ultimately be necessary to implement retail open access. Entergy Texas recommended that the PUCT open a project for the purpose of involving stakeholders in the selection of the single power region that Entergy Texas should request for certification. In August 2006, the PUCT staff recommended that Entergy Texas be required to provide additional information on both the ERCOT option and the SPP option. The PUCT accepted the PUCT staff's recommendation and stated the need for a "robust record" to make a decision on the applicable power region.

As required by the June 2005 legislation, Entergy Texas filed its proposed transition to competition plan in December 2006. The plan provided that to achieve full customer choice, Entergy Texas should join ERCOT because ERCOT already has all of the prerequisites for retail choice. Pursuant to PUCT order, in June 2007 Entergy Texas filed a restatement of the plan, in which Entergy Texas requested that the PUCT approve a "Financial Stability Provision" that was designed to ensure that Entergy Texas' proposed integration with ERCOT will not, during the necessary construction period, cause deterioration of its credit quality and financial strength. The June 2007 filing also proposed a rule making process to implement the Financial Stability Provision and to consider the construction and ownership of necessary ERCOT integration facilities by third parties. The filing also eliminated from the plan certain provisions whereby Entergy Texas had the ability in its sole discretion to cease pursuit of the plan. Under Entergy Texas' plan as of the summer 2007, retail open access could commence as early as 2013, although that is unlikely given the PUCT's decision described below. Entergy Texas' plan included an estimate that direct construction costs for facilities to interconnect Entergy Texas' operations with ERCOT could be approximately $1 billion. PUCT hearings on Entergy Texas' plan were completed in July 2007. In October 2007, the PUCT abated the proceeding to allow the SPP to develop additional information about the costs and benefits of Entergy Texas joining the SPP similar to information presented regarding Entergy Texas joining ERCOT. In a November 2007 order clarifying its order that abated the docket, the PUCT approved the SPP's work plan and ordered Entergy Texas to provide an updated analysis of the costs and benefits of remaining in the SERC Reliability Corporation. In May 2008, the PUCT also issued an order that required ERCOT to update its 2006 study regarding the cost to integrate Entergy Texas into ERCOT.

In December 2008, Entergy Texas, ERCOT and SPP filed their updated studies with the PUCT and, at the PUCT's January 14, 2009, Open Meeting, briefed the PUCT on these studies. The PUCT then directed Entergy Texas to file, on February 27, 2009, an updated transition to competition plan. The purpose of this updated plan would be to take into account the studies filed in December 2008 and thereby update the Entergy Texas transition to competition plan. On February 26, 2009, however, ERCOT filed a letter with the PUCT stating that it had discovered errors in its December 2008 study and, therefore, it would need to revise and re-file its study at a later date. An accurate study from ERCOT is essential to the completion of Entergy Texas' updated transition to competition plan. Based on this development, Entergy Texas, on February 26, 2009, filed a motion to postpone the February 27 updated plan filing date, noting that the updated plan relies in significant part on ERCOT's study.

Interruptible Load Proceeding (Entergy Louisiana)

In April 2007 the U.S. Court of Appeals for the D.C. Circuit issued its opinion in the LPSC's appeal of the FERC's March 2004 and April 2005 orders related to the treatment under the System Agreement of the Utility operating companies' interruptible loads.  In its opinion, the D.C. Circuit concluded that the FERC (1) acted arbitrarily and capriciously by allowing the Utility operating companies to phase-in the effects of the elimination of the interruptible load over a 12-month period of time; (2) failed to adequately explain why refunds could not be ordered under Section 206(c) of the Federal Power Act; and (3) exercised appropriately its discretion to defer addressing the cost of sulfur dioxide allowances until a later time.  The D.C. Circuit remanded the matter to the FERC for a more considered determination on the issue of refunds. The FERC issued its order on remand in September 2007, in which it directs Entergy to make a compliance filing removing all interruptible load from the computation of peak load responsibility commencing April 1, 2004 and to issue any necessary refunds to reflect this change. In addition, the order directs the Utility operating companies to make refunds for the period May 1995 through July 1996. Entergy, the APSC, the MPSC, and the City Council requested rehearing of the FERC's order on remand. The FERC granted the Utility operating companies' request to delay the payment of refunds for the period May 1995 through July 1996 until 30 days following a FERC order on rehearing. The FERC issued in September 2008 an order denying rehearing. The refunds were made by the Utility operating companies that owed refunds to the Utility operating companies that were due a refund on October 15, 2008. The APSC and the Utility operating companies appealed the FERC decisions to the D.C. Circuit. The procedural schedule calls for briefing during the first half of 2009. Because of its refund obligation to customers as a result of this proceeding and a related LPSC proceeding, Entergy Louisiana recorded provisions during 2008 of approximately $16 million, including interest, for rate refunds.

Co-Owner-Initiated Proceeding at the FERC (Entergy Arkansas)

In October 2004, Arkansas Electric Cooperative Corporation (AECC) filed a complaint at the FERC against Entergy Arkansas relating to a contract dispute over the pricing of substitute energy at the co-owned Independence and White Bluff coal plants. The main issue in the case related to the consequences under the governing contracts when the dispatch of the coal units is constrained due to system operating conditions.  A hearing was held on the AECC complaint and an ALJ Initial Decision was issued in January 2006 in which the ALJ found AECC's claims to be without merit. On October 25, 2006, the FERC issued its order in the proceeding. In the order, the FERC reversed the ALJ's findings. Specifically, the FERC found that the governing contracts do not recognize the effects of dispatch constraints on the co-owned units. The FERC explained that for over twenty-three years the course of conduct of the parties was such that AECC received its full entitlement to the two coal units, regardless of any reduced output caused by system operating constraints. Based on the order, Entergy Arkansas is required to refund to AECC all excess amounts billed to AECC as a result of the system operating constraints. The FERC denied Entergy Arkansas' request for rehearing and Entergy Arkansas refunded $22.1 million (including interest) to AECC in September 2007. Entergy Arkansas had previously recorded a provision for the estimated effect of this refund. AECC has filed a protest at the FERC claiming that Entergy Arkansas owes an additional $2.5 million plus interest. Entergy Arkansas has appealed the FERC's decision to the D.C. Circuit.

NOTE 3. INCOME TAXES (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Income tax expenses from continuing operations for 2008, 2007, and 2006 for Entergy Corporation and subsidiaries consist of the following:
	2008	2007	2006
	(In Thousands)
Current:
Federal	$451,517	($1,379,288)	($266,464)
Foreign	256	316	64
State	146,171	27,174	(74,319)
Total	597,944	(1,351,798)	(340,719)
Deferred - net	23,022	1,884,383	801,745
Investment tax credit
adjustments - net	(17,968)	(18,168)	(17,982)
Income tax expense from continuing operations	$602,998	$514,417	$443,044

Income tax expenses for 2008, 2007, and 2006 for Entergy's Registrant Subsidiaries consist of the following:

2008	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Current:
Federal	($200,032)	$96,585	$335,164	$43,214	$22,419	$73,974	25,356
State	12,533	39,423	59,304	5,099	(3,493)	3,954	8,518
Total	(187,499)	136,008	394,468	48,313	18,926	77,928	33,874
Deferred - net	288,118	(74,681)	(320,596)	(13,918)	4,471	(48,200)	29,100
Investment tax credit
adjustments - net	(3,996)	(4,130)	(3,224)	(1,155)	(345)	(1,610)	(3,480)
Recorded income tax expense	$96,623	$57,197	$70,648	$33,240	$23,052	$28,118	$59,494

2007	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Current:
Federal	($464,280)	($306,133)	$153,083	($49,810)	($20,779)	($280,094)	($273,310)
State	13,173	14,454	35,884	8,576	1,663	6,061	2,463
Total	(451,107)	(291,679)	188,967	(41,234)	(19,116)	(274,033)	(270,847)
Deferred - net	540,750	421,149	(102,246)	78,397	32,978	311,863	319,773
Investment tax credit
adjustments - net	(4,005)	(5,769)	(3,227)	(1,313)	(356)	(1,581)	(3,479)
Recorded income tax expense	$85,638	$123,701	$83,494	$35,850	$13,506	$36,249	$45,447

2006	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Current:
Federal	($10,181)	($87,515)	($134,141)	$4,208	($33,283)	($61,606)	($28,332)
State	4,864	(15,553)	(22,874)	7,024	(500)	119	(142)
Total	(5,317)	(103,068)	(157,015)	11,232	(33,783)	(61,487)	(28,474)
Deferred - net	66,333	215,877	238,581	18,661	39,258	90,416	86,482
Investment tax credit
adjustments - net	(4,192)	(5,742)	(3,228)	(1,326)	(424)	(1,604)	(3,479)
Recorded income tax expense	$56,824	$107,067	$78,338	$28,567	$5,051	$27,325	$54,529

Total income taxes from continuing operations for Entergy Corporation and subsidiaries differ from the amounts computed by applying the statutory income tax rate to income before taxes. The reasons for the differences for the years 2008, 2007, and 2006 are:
	2008	2007	2006
	(In Thousands)

Consolidated net income	$1,220,566	$1,134,849	$1,132,602
Discontinued operations (net of income tax expense of $67 in 2006)	-	-	496
Preferred dividend requirements	19,969	25,105	27,783
Income before preferred stock dividends of subsidiaries	1,240,535	1,159,954	1,160,881
Income taxes before discontinued operations	602,998	514,417	443,044
Pretax income	$1,843,533	$1,674,371	$1,603,925

Computed at statutory rate (35%)	$645,237	$586,030	$561,374
Increases (reductions) in tax resulting from:
State income taxes net of federal income tax effect	9,926	31,066	44,230
Regulatory differences - utility plant items	45,543	50,070	50,211
Amortization of investment tax credits	(17,458)	(17,612)	(17,460)
Decommissioning trust fund basis	(417)	(35,684)	-
Capital gains (losses)	(74,278)	7,126	(79,427)
Flow-through/permanent differences	14,656	(49,609)	(52,866)
Tax reserves	(27,970)	(25,821)	(53,610)
Valuation allowance	11,770	(8,676)	22,300
Other - net	(4,011)	(22,473)	(31,708)
Total income taxes as reported from continuing operations	$602,998	$514,417	$443,044

Effective Income Tax Rate	32.7%	30.7%	27.6%

The capital loss for 2006 includes a loss for tax purposes recorded in the fourth quarter 2006 resulting from the liquidation of Entergy Power International Holdings, Entergy's holding company for Entergy-Koch, LP. The $79.4 million tax benefit is net of other capital gains.

Total income taxes for the Registrant Subsidiaries differ from the amounts computed by applying the statutory income tax rate to income before taxes. The reasons for the differences for the years 2008, 2007, and 2006 are:
2008	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)

Net income	$47,152	$144,767	$157,543	$59,710	$34,947	$57,895	$91,067
Income taxes	96,623	57,197	70,648	33,240	23,052	28,118	59,494
Pretax income	$143,775	$201,964	$228,191	$92,950	$57,999	$86,013	$150,561

Computed at statutory rate (35%)	$50,321	$70,687	$79,867	$32,533	$20,299	$30,105	$52,696
Increases (reductions) in tax
Resulting from:
State income taxes net of
federal income tax effect	10,754	(891)	(18,486)	4,126	2,057	3,138	5,604
Regulatory differences -
utility plant items	17,542	3,308	9,960	3,305	1,202	1,076	9,150
Amortization of investment
tax credits	(3,972)	(3,730)	(3,192)	(1,140)	(348)	(1,596)	(3,480)
Flow-through/permanent
differences	17,868	(12,130)	1,553	(4,068)	(694)	(4,133)	(1,956)
Benefit of Entergy Corporation expenses	-	-	-	(1,556)	-		(3,420)
Tax Reserves	2,800	1,000	1,150	700	200	(1,200)	900
Other - net	1,310	(1,047)	(204)	(660)	336	728	-
Total income taxes	$96,623	$57,197	$70,648	$33,240	$23,052	$28,118	$59,494

Effective Income Tax Rate	67.2%	28.3%	31.0%	35.8%	39.7%	32.7%	39.5%

The flow-through/permanent differences for Entergy Arkansas in 2008 result from the write-off of regulatory assets associated with storm reserve costs, lease termination removal costs, and stock-based compensation which are no longer probable of recovery. The flow-through/permanent differences for Entergy Gulf States Louisiana in 2008 result mainly from regulatory and tax accounting applied to its pension payments.

2007	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)

Net income	$139,111	$192,779	$143,337	$72,106	$24,582	$58,921	$136,081
Income taxes	85,638	123,701	83,494	35,850	13,506	36,249	45,447
Pretax income	$224,749	$316,480	$226,831	$107,956	$38,088	$95,170	$181,528

Computed at statutory rate (35%)	$78,662	$110,768	$79,391	$37,785	$13,331	$33,310	$63,534
Increases (reductions) in tax
Resulting from:
State income taxes net of
federal income tax effect	10,651	8,294	9,718	3,513	1,486	3,739	6,497
Regulatory differences -
utility plant items	18,109	15,688	9,828	125	1,058	1,122	9,675
Amortization of investment
tax credits	(3,984)	(5,314)	(3,192)	(1,296)	(346)	(1,621)	(3,480)
Flow-through/permanent
differences	(14,502)	(5,993)	(7,495)	(2,400)	(906)	(1,012)	(3,165)
Benefit of Entergy Corporation expenses	-	-	-	-	-	-	(28,943)
Other - net	(3,298)	258	(4,756)	(1,877)	(1,117)	711	1,329
Total income taxes	$85,638	$123,701	$83,494	$35,850	$13,506	$36,249	$45,447

Effective Income Tax Rate	38.1%	39.1%	36.8%	33.2%	35.5%	38.1%	25.0%

2006	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)

Net income	$173,154	$211,988	$137,618	$52,285	$5,344	$54,137	$140,258
Income taxes	56,824	107,067	78,338	28,567	5,051	27,325	54,529
Pretax income	$229,978	$319,055	$215,956	$80,852	$10,395	$81,462	$194,787

Computed at statutory rate (35%)	$80,492	$111,669	$75,585	$28,298	$3,638	$28,512	$68,175
Increases (reductions) in tax
resulting from:
State income taxes net of
federal income tax effect	7,047	7,997	(1,358)	1,844	422	-	7,086
Regulatory differences -
utility plant items	17,326	7,531	12,161	(1,103)	3,842	4,579	10,005
Amortization of investment
tax credits	(4,164)	(5,316)	(3,192)	(1,308)	(409)	(1,594)	(3,480)
Flow-through/permanent
differences	(38,024)	(9,088)	(7,055)	(2,245)	(1,284)	(4,411)	(1,229)
Benefit of Entergy Corporation expenses	-	-	-	-	-	-	(32,041)
Other - net	(5,853)	(5,726)	2,197	3,081	(1,158)	239	6,013
Total income taxes	$56,824	$107,067	$78,338	$28,567	$5,051	$27,325	$54,529

Effective Income Tax Rate	24.7%	33.6%	36.3%	35.3%	48.6%	33.5%	28.0%

The flow-through/permanent differences for Entergy Arkansas in 2006 primarily result from the regulatory and tax accounting applied to its pension payments.

Significant components of net deferred and noncurrent accrued tax liabilities for Entergy Corporation and subsidiaries as of December 31, 2008 and 2007 are as follows:
	2008	2007
	(In Thousands)
Deferred and Noncurrent Accrued Tax Liabilities:
Net regulatory assets/liabilities	($1,026,203)	($838,507)
Plant-related basis differences	(4,898,373)	(4,838,216)
Power purchase agreements	(762,576)	(935,876)
Nuclear decommissioning trusts	(1,297,585)	(1,451,676)
Other	(311,558)	(336,809)
Total	(8,296,295)	(8,401,084)

Deferred Tax Assets:
Accumulated deferred investment
tax credit	123,810	130,609
Capital losses	131,690	161,793
Net operating loss carryforwards	387,405	405,640
Sale and leaseback	252,479	248,660
Unbilled/deferred revenues	27,841	24,567
Pension-related items	391,702	378,103
Reserve for regulatory adjustments	106,302	76,252
Customer deposits	76,559	76,317
Nuclear decommissioning liabilities	239,814	240,590
Other	75,732	391,603
Valuation allowance	(75,502)	(74,612)
Total	1,737,832	2,059,522

Net deferred and noncurrent accrued tax liability	($6,558,463)	($6,341,562)

At December 31, 2008, Entergy had federal capital loss carryovers which, if utilized, would result in tax benefits of $131.7 million after adjustments for FASB Interpretation No. 48. If the capital loss carryovers are not utilized, they will expire. The tax benefits on the capital loss carryovers by year of expiration are as follows: $16.1 million in 2009, $32.6 million in 2011, and $83 million in 2013.

At December 31, 2008, Entergy had an estimated federal net operating loss carryover of $837.5 million. If the federal net operating loss carryover is not utilized, it will expire in the year 2025.

At December 31, 2008, Entergy had estimated state net operating loss carryovers of $1.5 billion. If the state net operating loss carryovers are not utilized, they will expire in the years 2009 through 2023.

For 2008 and 2007, valuation allowances are provided against certain federal capital loss and state net operating loss carryovers.

Significant components of net deferred and long-term accrued tax liabilities for the Registrant Subsidiaries as of December 31, 2008 and 2007 are as follows:
2008	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)

Deferred and Long-term Accrued Tax Liabilities:
Net regulatory assets/liabilities	($300,928)	($356,750)	($111,896)	($15,597)	$68,163	($93,918)	($211,786)
Plant-related basis differences - net	(855,492)	(1,215,903)	(1,352,605)	(531,027)	(157,980)	(668,710)	(179,855)
Power purchase agreements	(68,778)	149,626	(546,829)	(2,320)	-	9,679	26,872
Deferred fuel	(46,880)	(595)	(2,416)	(1,116)	(8,255)	(6,571)	(10,232)
Nuclear decommissioning trusts	(321,609)	(83,907)	(3,031)	-	-	-	(204,383)
Other	(44,158)	(3,720)	(59,745)	(21,133)	(7,571)	(21,304)	14,090
Total	(1,637,845)	(1,511,249)	(2,076,522)	(571,193)	(105,643)	(780,824)	(565,294)

Deferred Tax Assets:
Accumulated deferred investment tax credit	20,353	35,261	31,878	3,292	951	8,445	23,603
Sale and leaseback	-	-	89,543	-	-	-	162,936
NOL carryforward	32,286	-	-	-	-	100,687	1,393
Unbilled/Deferred revenues	11,508	(8,916)	(2,322)	(3,986)	-	18,951	-
Pension-related items	17,937	60,338	38,037	(1,988)	(6,857)	(19,530)	6,410
Reserve for regulatory adjustments	-	106,302	-	-	-	-	-
Rate refund	814	(5,231)	9,971	-	2	(5,135)	-
Customer deposits	9,408	35,224	16,804	15,014	109	-	-
Other	39,041	29,861	18,775	7,003	(8,776)	9,021	(3,827)
Total	131,347	252,839	202,686	19,335	(14,571)	112,439	190,515

Net deferred tax liability	($1,506,498)	($1,258,410)	($1,873,836)	($551,858)	($120,214)	($668,385)	($374,779)

2007	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)

Deferred and Long-term Accrued Tax Liabilities:
Net regulatory assets/liabilities	($126,614)	($319,657)	($119,864)	($63,416)	$70,856	($96,534)	($218,310)
Plant-related basis differences - net	(865,877)	(1,049,352)	(982,022)	(499,891)	(162,026)	(578,643)	(126,842)
Power purchase agreements	(10,799)	-	(792,211)	-	-	-	51,029
Deferred fuel	(45,087)	(3,314)	(6,779)	(3,103)	(4,062)	3,308	(5,349)
Nuclear decommissioning trusts	(367,376)	(173,573)	(26,280)	-	-	-	(232,764)
Other	(69,285)	21,072	(54,178)	(22,785)	(7,866)	(22,034)	12,164
Total	(1,485,038)	(1,524,824)	(1,981,334)	(589,195)	(103,098)	(693,903)	(520,072)

Deferred Tax Assets:
Accumulated deferred investment tax credit	21,912	36,843	33,108	3,729	1,081	9,003	24,933
Sale and leaseback	-	-	90,223	-	-	-	158,437
NOL carryforward	20,183	119,193	-	-	13,300	576	999
Unbilled/Deferred revenues	10,607	(10,256)	5,062	(5,452)	-	18,839	-
Pension-related items	34,266	52,185	35,890	29,271	(24,644)	(11,987)	7,985
Reserve for regulatory adjustments	-	80,259	-	-	-	(4,007)	-
Rate refund	1,150	-	103	-	27	88	-
Customer deposits	9,997	34,385	16,804	15,014	117	-	-
Other	29,635	14,585	11,943	18,850	(3,266)	8,205	8,233
Total	127,750	327,194	193,133	61,412	(13,385)	20,717	200,587

Net deferred tax liability	($1,357,288)	($1,197,630)	($1,788,201)	($527,783)	($116,483)	($673,186)	($319,485)

As of December 31, 2008, estimated federal net operating loss carryovers were $73.6 million for Entergy Arkansas, $287.7 million for Entergy Texas, and $4 million for System Energy.

As of December 31, 2008, the estimated state net operating loss carryover was $100.2 million for Entergy Arkansas. Entergy Louisiana's deferred tax balances reflect the effects of Entergy Louisiana's tax sharing agreement with its parent, Entergy Louisiana Holdings. If the state net operating loss carryovers are not utilized, they will expire in the years 2009 through 2013.

On January 27 and 28, 2009, a major ice storm struck Entergy Arkansas' service territory severely damaging the electric transmission and distribution systems. Significant costs have been incurred to repair and restore these systems. Because these costs are deductible when incurred for income tax purposes, this event may impair the ability of Entergy's combined Arkansas income tax filing group, of which Entergy Arkansas is a member, to fully utilize 2004 Arkansas net operating loss carryovers before their expiration in 2009. Failure to utilize these net operating losses would result in a deferred tax expense for the Arkansas filing group of approximately $4 million, most of which is attributable to Entergy Arkansas.

FASB Interpretation No. 48

FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48) was issued in July 2006. FIN 48 establishes a "more-likely-than-not" recognition threshold that must be met before a tax benefit can be recognized in the financial statements. If a tax deduction is taken on a tax return, but does not meet the more-likely-than-not recognition threshold, an increase in income tax liability, above what is payable on the tax return, is required to be recorded. Entergy and the Registrant Subsidiaries adopted the provisions of FIN 48, on January 1, 2007. As a result of the implementation of FIN 48, Entergy recognized an increase in the liability for unrecognized tax benefits of approximately $5 million, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. The reconciliation of unrecognized tax benefits for Entergy for 2008 presents amounts before consideration of deposits on account with the IRS. The reconciliation of uncertain tax benefits for 2007 has been revised to conform to this presentation. The "Amount to reflect uncertain tax benefits gross of deposits" provides for comparative presentation. A reconciliation of Entergy's beginning and ending amount of unrecognized tax benefits is as follows:
	2008	2007
	(In Thousands)

Balance at January 1, as previously disclosed in the 2007 Form 10-K		$1,977,001
Amount to reflect uncertain tax benefits gross of deposits		288,256
Balance at January 1, adjusted for deposits	$2,523,794	2,265,257
Additions based on tax positions related to the current year	378,189	142,827
Additions for tax positions of prior years	259,434	670,385
Reductions for tax positions of prior years	(166,651)	(450,252)
Settlements	(1,169,319)	(102,485)
Lapse of statute of limitations	-	(1,938)
Balance at December 31	$1,825,447	$2,523,794

The balances of unrecognized tax benefits include $543 million and $242 million as of December 31, 2008 and 2007, respectively, which, if recognized, would lower the effective income tax rates. Because of the effect of deferred tax accounting, the remaining balances of unrecognized tax benefits of $734 million and $1.88 billion as of December 31, 2008 and 2007, respectively, if disallowed, would not affect the annual effective income tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. Entergy accrues interest and penalties expenses related to unrecognized tax benefits in income tax expense. Entergy's December 31, 2008 and 2007 balance of unrecognized tax benefits includes approximately $55 million and $50 million, respectively, accrued for the possible payment of interest and penalties.

A reconciliation of the Registrant Subsidiaries' beginning and ending amount of unrecognized tax benefits for 2008 and 2007 is as follows:
	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)

Balance at January 1, 2008	$309,019	$224,379	$66,291	$69,734	$46,904	$86,732	$197,307
Additions based on tax positions related to the current year	685	89,966	236,499	773	404	338	502
Additions for tax positions of prior years	12,465	10,784	5,300	7,494	1,025	189	1,405
Reductions for tax positions of prior years	(330)	(372)	(1,567)	(8,051)	(13,645)	(5,082)	(192)
Settlements	(81,636)	(49,379)	(7,873)	(38,226)	(8,638)	(42,975)	(26,854)
Balance at December 31, 2008	$240,203	$275,378	$298,650	$31,724	$26,050	$39,202	$172,168

The reconciliation of unrecognized tax benefits for the Registrant Subsidiaries for 2008 (above) presents amounts before consideration of deposits on account with the IRS. The reconciliation of uncertain tax benefits for 2007 (below) has been revised to conform to this presentation. The "Amount to reflect uncertain tax benefits gross of deposits" provides for comparative presentation. Additionally, Entergy Louisiana has adjusted the 2007 beginning balance of unrecognized tax benefits by approximately $13 million to present correctly the balance at January 1, 2007 upon implementation.

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Balance at January 1, 2007 upon implementation, as previously disclosed in the 2007 Form 10-K	$151,273	$193,309	$59,073	$45,570	$20,423	$49,344	$174,093
Amount to reflect uncertain tax benefits gross of deposits	47,817	32,684	-	4,804	1,604	-	20,788
Other adjustments	-	-	13,547	-	-	-	-
Balance at January 1, 2007 adjusted for deposits and other	199,090	225,993	72,620	50,374	22,027	49,344	194,881
Additions based on tax positions related to the current year	152	813	673	19,106	25,874	596	1,184
Additions for tax positions of prior years	115,440	126,973	20,798	4,133	1,180	48,249	48,290
Reductions for tax positions of prior years	(10,537)	(17,117)	(28,031)	(13,509)	(2,361)	(1,362)	(1,230)
Settlements	4,874	(25,551)	231	9,630	184	(10,095)	(45,818)
Allocated to Entergy Texas in jurisdictional separation	-	(86,732)	-	-	-	-	-
Balance at December 31, 2007	$309,019	$224,379	$66,291	$69,734	$46,904	$86,732	$197,307

The Registrant Subsidiaries' balances of unrecognized tax benefits included amounts which, if recognized, would affect the effective income tax rate as follows:
	December 31, 2008	December 31, 2007
	(In Millions)

Entergy Arkansas	$1.2	($1.6)
Entergy Gulf States Louisiana	$75.2	$1.3
Entergy Louisiana	$210.4	$0.7
Entergy Mississippi	$2.5	$1.8
Entergy New Orleans	$0.7	$0.5
Entergy Texas	$0.6	$1.8
System Energy	$3.9	$3.0

The Registrant Subsidiaries accrue interest and penalties related to unrecognized tax benefits in income tax expense. Included in the balances of unrecognized tax benefits were accruals for the possible payment of interest and penalty as follows:
	December 31, 2008	December 31, 2007
	(In Millions)

Entergy Arkansas	$1.6	$1.4
Entergy Gulf States Louisiana	$1.4	$0.9
Entergy Louisiana	$-	$-
Entergy Mississippi	$2.1	$1.7
Entergy New Orleans	$0.7	$0.5
Entergy Texas	$0.2	$1.4
System Energy	$3.3	$2.7

Entergy and the Registrant Subsidiaries do not expect that total unrecognized tax benefits will significantly change within the next twelve months; however, the results of pending litigations and audit issues, discussed below, could result in significant changes.

Income Tax Litigation

For tax years 1997 and 1998, a U.S. Tax Court trial was held in April 2008. The issues before the Court are as follows:

  The ability to credit the U.K. Windfall Tax against U.S. tax as a foreign tax credit. The U.K. Windfall Tax relates to Entergy's former investment in London Electricity.
  The validity of Entergy's change in method of tax accounting for street lighting assets and the related increase in depreciation deductions.

A decision is anticipated by the second or third quarter of 2009.

On February 21, 2008, the IRS issued a Statutory Notice of Deficiency for the year 2000. A Tax Court Petition was filed in the second quarter of 2008. This petition challenges the IRS assessment on the same two issues described above as well as the following issue:

  The allowance of depreciation deductions that resulted from Entergy's purchase price allocations on its acquisitions of its Non-Utility Nuclear plants.

With respect to the U.K. Windfall Tax issue, the total tax included in IRS Notices of Deficiency is $82 million. The total tax and interest associated with this issue is $230 million for all years.

With respect to the street lighting issue, the total tax included in IRS Notices of Deficiency is $22 million. The federal and state tax and interest associated with this issue total $53 million for all open tax years.

With respect to the depreciation deducted on Non-Utility Nuclear plant acquisitions, the total tax included in IRS Notices of Deficiency is $7 million. The federal and state tax and interest associated with this issue total $45 million for all open tax years.

Income Tax Audits

Entergy or one of its subsidiaries files U.S. federal and various state and foreign income tax returns. Other than the matters discussed in the Income Tax Litigation section above, the IRS' and substantially all state taxing authorities' examinations are completed for years before 2004.

2002-2003 IRS Audit

The IRS completed its examination of the 2002 and 2003 tax returns and issued an Examination Report on June 29, 2007. In the report the IRS proposed adjustments for the U.K. Windfall Tax foreign tax credit issue and street lighting issue mentioned above as well as other issues related to certain storm repair deductions, research and experimentation (R&E) deductions and credits. Entergy disagreed with the IRS Examination Division position and filed a formal protest on July 30, 2007. Entergy reached agreement with the IRS Appeals Division in the fourth quarter of 2008 on all matters, except for the U.K. Windfall Tax and street lighting issues which will be disposed of in accordance with the decisions in the Tax Court litigation previously discussed. The settlement of the remaining issues had no material effect on results of operations, financial position and cash flows for Entergy or its subsidiaries since Entergy sustained a significant portion of the deductions and credits at issue and the conceded deductions will have the effect of reducing the 2003 consolidated net operating loss carryover.

2004-2005 IRS Audit

The IRS commenced an examination of Entergy's 2004 and 2005 U.S. federal income tax returns in the fourth quarter 2007. As of December 31, 2008, the IRS had proposed only one change with which Entergy did not agree; the street lighting issue mentioned above. The IRS is expected to issue its 2004 -2005 Revenue Agent's Report in the second quarter of 2009.

In December 2008, Entergy reached settlement with the IRS related to the following:

  The recognition of a capital loss from the sale of stock in one of Entergy's Non-Nuclear Wholesale subsidiaries; Entergy sustained $374 million of the capital loss.
  Mark-to-market deductions claimed by the Non-Utility Nuclear subsidiaries for wholesale power contracts for which the settlement resulted in no material effect on results of operations, financial position, and cash flows.
  Mark-to-market deductions claimed for wholesale power contracts held by its Utility operating companies and a Non-Nuclear Wholesale subsidiary for which the settlement resulted in no material effect on results of operations, financial position, and cash flows.

Because Entergy has consolidated net operating losses that carryover to 2004 and 2005, these settlements have the effect of reducing the consolidated net operating loss carryover and no payments to the IRS are anticipated at this time.

Entergy has deposits and overpayments of $548 million on account with the IRS to cover its uncertain tax positions.

NOTE 4. REVOLVING CREDIT FACILITIES, LINES OF CREDIT AND SHORT-TERM BORROWINGS (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Entergy Corporation has a revolving credit facility that expires in August 2012 and has a borrowing capacity of $3.5 billion. Entergy Corporation also has the ability to issue letters of credit against the total borrowing capacity of the credit facility. The facility fee is currently 0.09% of the commitment amount. Facility fees and interest rates on loans under the credit facility can fluctuate depending on the senior unsecured debt ratings of Entergy Corporation. The weighted average interest rate as of December 31, 2008 was 2.171% on the drawn portion of the facility. Following is a summary of the borrowings outstanding and capacity available under the facility as of December 31, 2008.
Capacity	Borrowings	Letters of Credit	Capacity Available
(In Millions)

$3,500	$3,237	$68	$195

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

Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, and Entergy Texas each had credit facilities available as of December 31, 2008 as follows:

Company	Expiration Date	Amount of Facility	Interest Rate (a)	Amount Drawn as of December 31, 2008

Entergy Arkansas	April 2009	$100 million (b)	2.75%	-
Entergy Gulf States Louisiana	August 2012	$100 million (c)	0.84563%	-
Entergy Louisiana	August 2012	$200 million (d)	0.84563%	-
Entergy Mississippi	May 2009	$30 million (e)	1.71125%	-
Entergy Mississippi	May 2009	$20 million (e)	1.71125%	-
Entergy Texas	August 2012	$100 million (f)	2.285%	$100 million

(a)	The interest rate is the weighted average interest rate as of December 31, 2008 applied or that would be applied to the outstanding borrowings under the facility.
(b)	The credit facility requires Entergy Arkansas to maintain a debt ratio of 65% or less of its total capitalization.
(c)

The credit facility allows Entergy Gulf States Louisiana to issue letters of credit against the borrowing capacity of the facility. As of December 31, 2008, no letters of credit were outstanding. The credit facility requires Entergy Gulf States Louisiana to maintain a consolidated debt ratio of 65% or less of its total capitalization. Pursuant to the terms of the credit agreement, the amount of debt assumed by Entergy Texas ($770 million as of December 31, 2008 and $1.079 billion as of December 31, 2007) is excluded from debt and capitalization in calculating the debt ratio.

(d)

The credit facility allows Entergy Louisiana to issue letters of credit against the borrowing capacity of the facility. As of December 31, 2008, no letters of credit were outstanding. The credit facility requires Entergy Louisiana to maintain a consolidated debt ratio of 65% or less of its total capitalization.

(e)	Borrowings under the Entergy Mississippi credit facilities may be secured by a security interest in its accounts receivable.
(f)

The credit facility allows Entergy Texas to issue letters of credit against the borrowing capacity of the facility. As of December 31, 2008, no letters of credit were outstanding. The credit facility requires Entergy Texas to maintain a consolidated debt ratio of 65% or less of its total capitalization. Pursuant to the terms of the credit agreement, the transition bonds issued by Entergy Gulf States Reconstruction Funding I, LLC, a subsidiary of Entergy Texas, are excluded from debt and capitalization in calculating the debt ratio.

The facility fees on the credit facilities range from 0.09% to 0.15% of the commitment amount.

The short-term borrowings of the Registrant Subsidiaries and certain other Entergy subsidiaries are limited to amounts authorized by the FERC. The current FERC-authorized limits are effective through March 31, 2010 (except the Entergy Gulf States Louisiana and Entergy Texas limits, which are effective through November 8, 2009). In addition to borrowings from commercial banks, these companies are authorized under a FERC order to borrow from the Entergy System money pool. The money pool is an inter-company borrowing arrangement designed to reduce Entergy's subsidiaries' dependence on external short-term borrowings. Borrowings from the money pool and external short-term borrowings combined may not exceed the FERC-authorized limits. As of December 31, 2008, Entergy's subsidiaries' aggregate money pool and external short-term borrowings authorized limit was $2.1 billion, the aggregate outstanding borrowing from the money pool was $436.2 million, and Entergy's subsidiaries had no outstanding short-term borrowings from external sources (borrowings by Entergy Texas under its credit facility are classified as long-term debt).

The following are the FERC-authorized limits for short-term borrowings and the outstanding short-term borrowings (aggregating both money pool and external short-term borrowings) for the Registrant Subsidiaries as of December 31, 2008:
	Authorized	Borrowings
	(In Millions)
Entergy Arkansas	$250	-
Entergy Gulf States Louisiana	$200	-
Entergy Louisiana	$250	-
Entergy Mississippi	$175	$66
Entergy New Orleans	$100	-
Entergy Texas	$200	$51
System Energy	$200	-

NOTE 5. LONG - TERM DEBT (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Long-term debt for Entergy Corporation and subsidiaries as of December 31, 2008 and 2007 consisted of:

	2008	2007
	(In Thousands)
Mortgage Bonds:
3.6% Series due June 2008 - Entergy Gulf States Louisiana (f)	$-	$325,000
3.875% Series due August 2008 - Entergy New Orleans	-	30,000
Libor + 0.75% Series due December 2008-Entergy Gulf States Louisiana (f)	-	350,000
Libor + 0.40% Series due December 2009-Entergy Gulf States Louisiana (f)	219,470	219,470
4.5% Series due June 2010 - Entergy Arkansas	100,000	100,000
4.67% Series due June 2010 - Entergy Louisiana	55,000	55,000
4.98% Series due July 2010 - Entergy New Orleans	30,000	30,000
5.12% Series due August 2010 - Entergy Gulf States Louisiana (f)	100,000	100,000
5.83% Series due November 2010 - Entergy Louisiana	150,000	150,000
4.65% Series due May 2011 - Entergy Mississippi	80,000	80,000
4.875% Series due November 2011 - Entergy Gulf States Louisiana (f)	200,000	200,000
6.2% Series due October 2012 - System Energy	70,000	70,000
6.0% Series due December 2012 - Entergy Gulf States Louisiana (f)	140,000	140,000
5.15% Series due February 2013 - Entergy Mississippi	100,000	100,000
5.40% Series due August 2013 - Entergy Arkansas	300,000	-
5.25% Series due August 2013 - Entergy New Orleans	70,000	70,000
5.09% Series due November 2014 - Entergy Louisiana	115,000	115,000
5.6% Series due December 2014 - Entergy Gulf States Louisiana (f)	50,000	50,000
5.70% Series due June 2015 - Entergy Gulf States Louisiana (f)	200,000	200,000
5.25% Series due August 2015 - Entergy Gulf States Louisiana (f)	200,000	200,000
5.56% Series due September 2015 - Entergy Louisiana	100,000	100,000
5.92% Series due February 2016 - Entergy Mississippi	100,000	100,000
6.75% Series due October 2017 - Entergy New Orleans	25,000	25,000
5.4% Series due May 2018 - Entergy Arkansas	150,000	150,000
6.0% Series due May 2018 - Entergy Gulf States Louisiana	375,000	-
4.95% Series due June 2018 - Entergy Mississippi	95,000	95,000
5.0% Series due July 2018 - Entergy Arkansas	115,000	115,000
6.50% Series due September 2018 - Entergy Louisiana	300,000	-
5.5% Series due April 2019 - Entergy Louisiana	100,000	100,000
5.6% Series due September 2024 - Entergy New Orleans	34,430	34,862
5.66% Series due February 2025 - Entergy Arkansas	175,000	175,000
5.65% Series due September 2029 - Entergy New Orleans	39,345	39,865
6.7% Series due April 2032 - Entergy Arkansas	100,000	100,000
7.6% Series due April 2032 - Entergy Louisiana	150,000	150,000
6.0% Series due November 2032 - Entergy Arkansas	100,000	100,000
6.0% Series due November 2032 - Entergy Mississippi	75,000	75,000
7.25% Series due December 2032 - Entergy Mississippi	100,000	100,000
5.9% Series due June 2033 - Entergy Arkansas	100,000	100,000
6.20% Series due July 2033 - Entergy Gulf States Louisiana (f)	240,000	240,000
6.25% Series due April 2034 - Entergy Mississippi	100,000	100,000
6.4% Series due October 2034 - Entergy Louisiana	70,000	70,000
6.38% Series due November 2034 - Entergy Arkansas	60,000	60,000
6.18% Series due March 2035 - Entergy Gulf States Louisiana (f)	85,000	85,000
6.30% Series due September 2035 - Entergy Louisiana	100,000	100,000
Total mortgage bonds	5,068,245	4,799,197

	2008	2007
	(In Thousands)
Governmental Bonds (a):
5.45% Series due 2010, Calcasieu Parish - Louisiana (f)	$22,095	$22,095
6.75% Series due 2012, Calcasieu Parish - Louisiana (f)	48,285	48,285
6.7% Series due 2013, Pointe Coupee Parish - Louisiana (f)	17,450	17,450
5.7% Series due 2014, Iberville Parish - Louisiana (f)	21,600	21,600
5.8% Series due 2015, West Feliciana Parish - Louisiana (f)	28,400	28,400
7.0% Series due 2015, West Feliciana Parish - Louisiana (f)	39,000	39,000
5.8% Series due 2016, West Feliciana Parish - Louisiana (f)	20,000	20,000
6.3% Series due 2016, Pope County - Arkansas (b)	19,500	19,500
4.6% Series due 2017, Jefferson County - Arkansas (b)	54,700	54,700
6.3% Series due 2020, Pope County - Arkansas	120,000	120,000
5.0% Series due 2021, Independence County - Arkansas (b)	45,000	45,000
5.875% Series due 2022, Mississippi Business Finance Corp.	216,000	216,000
5.9% Series due 2022, Mississippi Business Finance Corp.	102,975	102,975
4.9% Series due 2022, Independence County - Mississippi (b)	30,000	30,000
4.6% Series due 2022, Mississippi Business Finance Corp. (b)	16,030	16,030
6.2% Series due 2026, Claiborne County - Mississippi	90,000	90,000
6.6% Series due 2028, West Feliciana Parish - Louisiana (f)	40,000	40,000
Auction Rate due 2030, avg rate 3.66%, St. Charles Parish - Louisiana (b)	-	60,000
Total governmental bonds	931,035	991,035
Other Long-Term Debt:
Note Payable to NYPA, non-interest bearing, 4.8% implicit rate	$198,127	$217,676
5 year Bank Credit Facility, weighted avg rate 2.171% (Note 4)	3,237,434	2,251,000
Bank term loan, Entergy Corporation, avg rate 1.07125%, due 2010	60,000	60,000
6.17% Notes due March 2008, Entergy Corporation	-	72,000
6.23% Notes due March 2008, Entergy Corporation	-	15,000
6.13% Notes due September 2008, Entergy Corporation	-	150,000
7.75% Notes due December 2009, Entergy Corporation	267,000	267,000
6.58% Notes due May 2010, Entergy Corporation	75,000	75,000
6.9% Notes due November 2010, Entergy Corporation	140,000	140,000
7.625% Notes initially due February 2011, Entergy Corporation (c)	500,000	500,000
7.06% Notes due March 2011, Entergy Corporation	86,000	86,000
Long-term DOE Obligation (d)	180,428	176,904
Waterford 3 Lease Obligation 7.45% (Note 10)	247,725	247,725
Grand Gulf Lease Obligation 5.13% (Note 10)	295,304	322,005
5.51% Series Senior Secured, Series A due October 2013, Entergy Gulf States Reconstruction Funding	74,444	93,500
5.79% Series Senior Secured, Series A due October 2018, Entergy Gulf States Reconstruction Funding	121,600	121,600
5.93% Series Senior Secured, Series A due June 2022, Entergy Gulf States Reconstruction Funding	114,400	114,400
Bank Credit Facility, weighted avg rate 2.285% (Note 4) - Entergy Texas	100,000	-
Unamortized Premium and Discount - Net	(6,906)	(5,596)
Other	28,913	30,446
Total Long-Term Debt	11,718,749	10,724,892
Less Amount Due Within One Year	544,460	996,757
Long-Term Debt Excluding Amount Due Within One Year	$11,174,289	$9,728,135

Fair Value of Long-Term Debt (e)	$10,117,865	$9,351,702

(a)	Consists of pollution control revenue bonds and environmental revenue bonds.
(b)	The bonds are secured by a series of collateral first mortgage bonds.
(c)

In December 2005, Entergy Corporation sold 10 million equity units with a stated amount of $50 each. An equity unit consisted of (1) a note, initially due February 2011 and initially bearing interest at an annual rate of 5.75%, and (2) a purchase contract that obligated the holder of the equity unit to purchase for $50 between 0.5705 and 0.7074 shares of Entergy Corporation common stock on or before February 17, 2009. Entergy paid the holders quarterly contract adjustment payments of 1.875% per year on the stated amount of $50 per equity unit. Under the terms of the purchase contracts, Entergy attempted to remarket the notes in February 2009 but was unsuccessful, the note holders put the notes to Entergy, Entergy retired the notes, and Entergy issued 6,598,000 shares of common stock in the settlement of the purchase contracts.

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

(e)

The fair value excludes lease obligations, long-term DOE obligations, and the note payable to NYPA, and includes debt due within one year. It is determined using bid prices reported by dealer markets and by nationally recognized investment banking firms.

(f)

Entergy Gulf States Louisiana remains primarily liable for all of the long-term debt issued by Entergy Gulf States, Inc. that was outstanding on December 31, 2008 and 2007. Under a debt assumption agreement with Entergy Gulf States Louisiana, Entergy Texas assumed approximately 46% of this long-term debt.

The annual long-term debt maturities (excluding lease obligations) for debt outstanding as of December 31, 2008, for the next five years are as follows:
Amount
(In Thousands)

2009	$516,019
2010	$763,036
2011	$897,367
2012	$3,625,459
2013	$579,461

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

Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy Texas, and System Energy have received FERC long-term financing orders authorizing long-term securities issuances. Entergy Arkansas has received an APSC long-term financing order authorizing long-term securities issuances. The long-term securities issuances of Entergy New Orleans are limited to amounts authorized by the City Council, and the current authorization extends through August 2010.

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

Long-term debt for the Registrant Subsidiaries as of December 31, 2008 and 2007 consisted of:
	2008	2007
	(In Thousands)
Entergy Arkansas
Mortgage Bonds:
4.50% Series due June 2010	$100,000	$100,000
5.40% Series due August 2013	300,000	-
5.4% Series due May 2018	150,000	150,000
5.0% Series due July 2018	115,000	115,000
5.66% Series due February 2025	175,000	175,000
6.7% Series due April 2032	100,000	100,000
6.0% Series due November 2032	100,000	100,000
5.9% Series due June 2033	100,000	100,000
6.38% Series due November 2034	60,000	60,000
Total mortgage bonds	1,200,000	900,000

Governmental Bonds (a):
6.3% Series due 2016, Pope County (d)	19,500	19,500
4.6% Series due 2017, Jefferson County (d)	54,700	54,700
6.3% Series due 2020, Pope County	120,000	120,000
5.0% Series due 2021, Independence County (d)	45,000	45,000
Total governmental bonds	239,200	239,200

Other Long-Term Debt
Long-term DOE Obligation (b)	180,428	176,904
Unamortized Premium and Discount - Net	(1,457)	(1,579)

Total Long-Term Debt	1,618,171	1,314,525
Less Amount Due Within One Year	-	-
Long-Term Debt Excluding Amount Due Within One Year	$1,618,171	$1,314,525

Fair Value of Long-Term Debt (c)	$1,306,382	$1,100,603

	2008	2007
	(In Thousands)
Entergy Gulf States Louisiana
Mortgage Bonds:
3.6% Series due June 2008 (e)	$-	$325,000
Libor + 0.75% Series due December 2008 (e)	-	350,000
Libor + 0.4% Series due December 2009 (e)	219,470	219,470
5.12% Series due August 2010 (e)	100,000	100,000
4.875% Series due November 2011 (e)	200,000	200,000
6.0% Series due December 2012 (e)	140,000	140,000
5.6% Series due December 2014 (e)	50,000	50,000
5.70% Series due June 2015 (e)	200,000	200,000
5.25% Series due August 2015 (e)	200,000	200,000
6.00% Series due May 2018	375,000	-
6.2% Series due July 2033 (e)	240,000	240,000
6.18% Series due March 2035 (e)	85,000	85,000
Total mortgage bonds	1,809,470	2,109,470

Governmental Bonds (a) (e):
5.45% Series due 2010, Calcasieu Parish	22,095	22,095
6.75% Series due 2012, Calcasieu Parish	48,285	48,285
6.7% Series due 2013, Pointe Coupee Parish	17,450	17,450
5.7% Series due 2014, Iberville Parish	21,600	21,600
5.8% Series due 2015, West Feliciana Parish	28,400	28,400
7.0% Series due 2015, West Feliciana Parish	39,000	39,000
5.8% Series due 2016, West Feliciana Parish	20,000	20,000
6.6% Series due 2028, West Feliciana Parish	40,000	40,000
Total governmental bonds	236,830	236,830

Other Long-Term Debt
Unamortized Premium and Discount - Net	(2,574)	(1,107)
Other	3,603	3,920

Total Long-Term Debt	2,047,329	2,349,113
Less Amount Due Within One Year	219,470	675,000
Long-Term Debt Excluding Amount Due Within One Year	$1,827,859	$1,674,113

Fair Value of Long-Term Debt (c)	$1,871,421	$2,283,411

	2008	2007
	(In Thousands)
Entergy Louisiana
Mortgage Bonds:
4.67% Series due June 2010	$55,000	$55,000
5.83% Series due November 2010	150,000	150,000
5.09% Series due November 2014	115,000	115,000
5.56% Series due September 2015	100,000	100,000
6.50% Series due September 2018	300,000	-
5.5% Series due April 2019	100,000	100,000
7.6% Series due April 2032	150,000	150,000
6.4% Series due October 2034	70,000	70,000
6.3% Series due September 2035	100,000	100,000
Total mortgage bonds	1,140,000	840,000

Governmental Bonds (a):
Auction Rate due 2030, avg rate 3.66%, St. Charles Parish (d)	-	60,000
Total governmental bonds	-	60,000

Other Long-Term Debt:
Waterford 3 Lease Obligation 7.45% (Note 10)	247,725	247,725
Unamortized Premium and Discount - Net	(252)	(65)

Total Long-Term Debt	1,387,473	1,147,660
Less Amount Due Within One Year	-	-
Long-Term Debt Excluding Amount Due Within One Year	$1,387,473	$1,147,660

Fair Value of Long-Term Debt (c)	$1,085,155	$874,816

	2008	2007
	(In Thousands)
Entergy Mississippi
Mortgage Bonds:
4.65% Series due May 2011	$80,000	$80,000
5.15% Series due February 2013	100,000	100,000
5.92% Series due February 2016	100,000	100,000
4.95% Series due June 2018	95,000	95,000
6.0% Series due November 2032	75,000	75,000
7.25% Series due December 2032	100,000	100,000
6.25% Series due April 2034	100,000	100,000
Total mortgage bonds	650,000	650,000

Governmental Bonds (a):
4.60% Series due 2022, Mississippi Business Finance Corp.(d)	16,030	16,030
4.90% Series due 2022, Independence County (d) (f)	30,000	30,000
Total governmental bonds	46,030	46,030

Other Long-Term Debt:
Unamortized Premium and Discount - Net	(700)	(764)

Total Long-Term Debt	695,330	695,266
Less Amount Due Within One Year	-	-
Long-Term Debt Excluding Amount Due Within One Year	$695,330	$695,266

Fair Value of Long-Term Debt (c)	$629,227	$670,940

	2008	2007
	(In Thousands)
Entergy New Orleans
Mortgage Bonds:
3.875% Series due August 2008	$-	$30,000
4.98% Series due July 2010	30,000	30,000
5.25% Series due August 2013	70,000	70,000
6.75% Series due October 2017	25,000	25,000
5.6% Series due September 2024	34,430	34,862
5.65% Series due September 2029	39,345	39,865
Total mortgage bonds	198,775	229,727

Other Long-Term Debt:
Affiliate Notes Payable	74,230	74,230
Unamortized Premium and Discount - Net	(32)	(45)

Total Long-Term Debt	272,973	303,912
Less Amount Due Within One Year	-	30,000
Long-Term Debt Excluding Amount Due Within One Year	$272,973	$273,912

Fair Value of Long-Term Debt (c)	$179,009	$219,642

Entergy Texas

Entergy Gulf States Louisiana remains primarily liable for all of the long-term debt issued by Entergy Gulf States, Inc. that was outstanding on December 31, 2008 and 2007. Under a debt assumption agreement with Entergy Gulf States Louisiana, Entergy Texas assumed its pro rata share of this long-term debt, which was $1.079 billion, or approximately 46%. The pro rata share of the long-term debt assumed by Entergy Texas was determined by first determining the net assets for each company on a book value basis, and then calculating a debt assumption ratio that resulted in the common equity ratios for each company being approximately the same as the Entergy Gulf States, Inc. common equity ratio immediately prior to the jurisdictional separation. Entergy Texas' debt assumption does not discharge Entergy Gulf States Louisiana's liability for the long-term debt. To secure its debt assumption obligations, Entergy Texas granted to Entergy Gulf States Louisiana a first lien on Entergy Texas' assets that were previously subject to the Entergy Gulf States, Inc. mortgage. Entergy Texas has until December 31, 2010 to repay the assumed debt. Following is the long-term debt issued by Entergy Gulf States, Inc. that was outstanding on December 31, 2008 and 2007 and Entergy Texas' pro rata share of that debt. Also included are the securitization bonds issued by Entergy Gulf States Reconstruction Funding that are described in further detail below in this Note.

	2008	2007
	(In Thousands)
Mortgage Bonds share assumed under debt assumption agreement:
3.6% Series due June 2008	$-	$148,837
Libor + 0.75% Series due December 2008	-	160,286
Libor + 0.4% Series due December 2009	100,509	100,509
5.12 % Series due August 2010	45,796	45,796
4.875% Series due November 2011	91,592	91,592
6.0% Series due December 2012	64,114	64,114
5.6% Series due December 2014	22,898	22,898
5.70% Series due June 2015	91,592	91,592
5.25% Series due August 2015	91,592	91,592
6.2% Series due July 2033	109,911	109,911
6.18% Series due March 2035	38,927	38,927
Total mortgage bonds	656,931	966,054
Governmental Bonds share assumed under debt assumption agreement (a):
5.45% Series due 2010, Calcasieu Parish	10,120	10,120
6.75% Series due 2012, Calcasieu Parish	22,115	22,115
6.7% Series due 2013, Pointe Coupee Parish	7,990	7,990
5.7% Series due 2014, Iberville Parish	9,890	9,890
5.8% Series due 2015, West Feliciana Parish	13,005	13,005
7.0% Series due 2015, West Feliciana Parish	22,440	22,440
5.8% Series due 2016, West Feliciana Parish	9,160	9,160
6.6% Series due 2028, West Feliciana Parish	18,320	18,320
Total governmental bonds	113,040	113,040
Other Long-Term Debt
5.51% Series Senior Secured, Series A due October 2013	74,444	93,500
5.79% Series Senior Secured, Series A due October 2017	121,600	121,600
5.93% Series Senior Secured, Series A due June 2022	114,400	114,400
Bank Credit Facility, weighted avg rate 2.285% (Note 4)	100,000	-
Unamortized Premium and Discount - Net	(952)	(1,022)
Other	5,414	5,414
Total Long-Term Debt	1,184,877	1,412,986
Less Amount Due Within One Year	100,509	309,123
Long-Term Debt Excluding Amount Due Within One Year	$1,084,368	$1,103,863

Fair Value of Long-Term Debt (c)	$1,085,362	$1,378,945
119
	2008	2007
	(In Thousands)
System Energy
Mortgage Bonds:
6.2% Series due October 2012	$70,000	$70,000
Total mortgage bonds	70,000	70,000

Governmental Bonds (a):
5.875% Series due 2022, Mississippi Business Finance Corp.	216,000	216,000
5.9% Series due 2022, Mississippi Business Finance Corp.	102,975	102,975
6.2% Series due 2026, Claiborne County	90,000	90,000
Total governmental bonds	408,975	408,975

Other Long-Term Debt:
Grand Gulf Lease Obligation 5.13% (Note 10)	295,304	322,005
Unamortized Premium and Discount - Net	(939)	(1,013)

Total Long-Term Debt	773,340	799,967
Less Amount Due Within One Year	28,440	26,701
Long-Term Debt Excluding Amount Due Within One Year	$744,900	$773,266

Fair Value of Long-Term Debt (c)	$363,515	$481,401

(a)	Consists of pollution control revenue bonds and environmental revenue bonds.
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
(e)

Entergy Gulf States Louisiana remains primarily liable for all of the long-term debt issued by Entergy Gulf States, Inc. that was outstanding on December 31, 2008 and 2007. Under a debt assumption agreement with Entergy Gulf States Louisiana, Entergy Texas assumed approximately 46% of this long-term debt. Entergy Gulf States Louisiana recorded an assumption asset on its balance sheet to reflect the long-term debt assumed by Entergy Texas.

(f)

In April 2008, Entergy Mississippi repurchased its $30 million of Auction Rate Independence County Pollution Control Revenue Bonds due July 2022. In June 2008, Entergy Mississippi remarketed the series and fixed the interest rate to maturity at 4.90%.

The annual long-term debt maturities (excluding lease obligations) for debt outstanding as of December 31, 2008, for the next five years are as follows:
	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)

2009	-	$219,470	-	-	-	$100,509	-
2010	$100,000	$122,095	$205,000	-	$30,000	$669,462	-
2011	-	$200,000	-	$80,000	-	-	-
2012	-	$188,285	-	-	-	$100,000	$70,000
2013	$300,000	$17,450	-	$100,000	$70,000	$74,444	-

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

Although the principal amount of each tranche is not due until the dates given above, Entergy Gulf States Reconstruction Funding expects to make principal payments on the bonds over the next five years in the amounts of $17.7 million for 2009, $18.6 million for 2010, $19.7 million for 2011, $20.8 million for 2012, and $21.9 million for 2013. All of the scheduled principal payments for 2009-2012 are for Tranche A-1, except for $2.3 million for Tranche A-2 in 2012, and all of the scheduled principal payments for 2013 are for Tranche A-2.

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

Entergy Texas Note Payable to Entergy Corporation

In December 2008, Entergy Texas borrowed $160 million from its parent company, Entergy Corporation, under a $300 million revolving credit facility pursuant to an Inter-Company Credit Agreement between Entergy Corporation and Entergy Texas. The note had a December 3, 2013 maturity date. Entergy Texas used these borrowings, together with other available corporate funds, to pay at maturity the portion of the $350 million Floating Rate series of First Mortgage Bonds due December 2008 that had been assumed by Entergy Texas, and that bond series is no longer outstanding. In January 2009, Entergy Texas repaid its $160 million note payable to Entergy Corporation with the proceeds from the bond issuance discussed below.

Entergy Texas Debt Issuance

In January 2009, Entergy Texas issued $500 million of 7.125% Series Mortgage Bonds due February 2019. Entergy Texas used a portion of the proceeds to repay its $160 million note payable to Entergy Corporation, to repay the $100 million outstanding on its credit facility, and to repay short-term borrowings under the Entergy System money pool. Entergy Texas intends to use the remaining proceeds to repay on or prior to maturity approximately $70 million of obligations that had been assumed by Entergy Texas under the debt assumption agreement with Entergy Gulf States Louisiana and for other general corporate purposes.

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

The number of shares and units authorized and outstanding and dollar value of preferred stock, preferred membership interests, and minority interest for Entergy Corporation subsidiaries as of December 31, 2008 and 2007 are presented below. All series of the Utility preferred stock are redeemable at the option of the related company.

	Shares/Units Authorized		Shares/Units Outstanding
	2008	2007	2008	2007	2008	2007
Entergy Corporation					(Dollars in Thousands)
Utility:
Preferred Stock or Preferred Membership Interests without sinking fund:
Entergy Arkansas, 4.32%-6.45% Series	3,413,500	3,413,500	3,413,500	3,413,500	$116,350	$116,350
Entergy Gulf States Louisiana, Series A 8.25%	100,000	100,000	100,000	100,000	10,000	10,000
Entergy Louisiana, 6.95% Series (a)	1,000,000	1,000,000	840,000	840,000	84,000	84,000
Entergy Mississippi, 4.36%-6.25% Series	1,403,807	1,403,807	1,403,807	1,403,807	50,381	50,381
Entergy New Orleans, 4.36%-5.56% Series	197,798	197,798	197,798	197,798	19,780	19,780
Total Utility Preferred Stock or Preferred Membership Interests without sinking fund	6,115,105	6,115,105	5,955,105	5,955,105	280,511	280,511

Non-nuclear Wholesale Assets Business:
Preferred Stock without sinking fund:
Entergy Asset Management, 8.95% rate (b)	1,000,000	1,000,000	297,376	297,376	29,738	29,738
Other	-	-	-	-	780	913
Total Preferred Stock or Preferred Membership Interests without sinking fund	7,115,105	7,115,105	6,252,481	6,252,481	$311,029	$311,162

(a)	In 2007, Entergy Louisiana Holdings, an Entergy subsidiary, purchased 160,000 of these shares from the holders.
(b)

At December 31, 2007, the dividend rate was 11.50%. The preferred stockholders' agreement provides that each December 31 either Entergy Asset Management or the preferred shareholders may request that the preferred dividend rate be reset. If Entergy Asset Management and the preferred shareholders are unable to agree on a dividend reset rate, a preferred shareholder can request that its shares be sold to a third party. If Entergy Asset Management is unable to sell the preferred shares within 75 days, the preferred shareholder has the right to take control of the Entergy Asset Management board of directors for the purpose of liquidating the assets of Entergy Asset Management in order to repay the preferred shares and any accrued dividends.

All outstanding preferred stock and membership interests are cumulative.

At December 31, 2008, Entergy Gulf States Louisiana had outstanding 100,000 units of no par value 8.25% Series Preferred Membership Interests that were initially issued by Entergy Gulf States, Inc. as preference stock. The preference shares were converted into the preferred units as part of the jurisdictional separation. The distributions are cumulative and payable quarterly beginning March 15, 2008. The preferred membership interests are redeemable on or after December 15, 2015, at Entergy Gulf States Louisiana's option, at the fixed redemption price of $100 per unit.

The number of shares and units authorized and outstanding and dollar value of preferred stock and membership interests for Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans as of December 31, 2008 and 2007 are presented below. All series of the Utility operating companies' preferred stock and membership interests are redeemable at the respective company's option at the call prices presented. Dividends and distributions paid on all of Entergy's preferred stock and membership interests series are eligible for the dividends received deduction. The dividends received deduction is limited by Internal Revenue Code section 244 for the following preferred stock series: Entergy Arkansas 4.72%, Entergy Mississippi 4.56%, and Entergy New Orleans 4.75%.

	Shares Authorized and Outstanding		Dollars (In Thousands)		Call Price Per Share as of December 31,
	2008	2007	2008	2007	2008
Entergy Arkansas Preferred Stock
Without sinking fund:
Cumulative, $100 par value:
4.32% Series	70,000	70,000	$7,000	$7,000	$103.65
4.72% Series	93,500	93,500	9,350	9,350	$107.00
4.56% Series	75,000	75,000	7,500	7,500	$102.83
4.56% 1965 Series	75,000	75,000	7,500	7,500	$102.50
6.08% Series	100,000	100,000	10,000	10,000	$102.83
Cumulative, $25 par value:
6.45% Series (a)	3,000,000	3,000,000	75,000	75,000	$-
Total without sinking fund	3,413,500	3,413,500	$116,350	$116,350

	Shares/Units Authorized and Outstanding		Dollars (In Thousands)		Call Price Per Share/Unit as of December 31,
	2008	2007	2008	2007	2008
Entergy Gulf States Louisiana Preferred Membership Interests
Without sinking fund:
Cumulative, $100 liquidation value,
8.25% Series (b)	100,000	100,000	$10,000	$10,000	$-
Total without sinking fund	100,000	100,000	$10,000	$10,000

	Units Authorized and Outstanding		Dollars (In Thousands)		Call Price Per Unit as of December 31,
	2008	2007	2008	2007	2008
Entergy Louisiana Preferred Membership Interests
Without sinking fund:
Cumulative, $100 liquidation value:
6.95% Series (c)	1,000,000	1,000,000	$100,000	$100,000	$-
Total without sinking fund	1,000,000	1,000,000	$100,000	$100,000

	Shares Authorized and Outstanding		Dollars (In Thousands)		Call Price Per Share as of December 31,
	2008	2007	2008	2007	2008
Entergy Mississippi Preferred Stock
Without sinking fund:
Cumulative, $100 par value:
4.36% Series	59,920	59,920	$5,992	$5,992	$103.88
4.56% Series	43,887	43,887	4,389	4,389	$107.00
4.92% Series	100,000	100,000	10,000	10,000	$102.88
Cumulative, $25 par value
6.25% Series (d)	1,200,000	1,200,000	30,000	30,000	$-
Total without sinking fund	1,403,807	1,403,807	$50,381	$50,381

	Shares Authorized and Outstanding		Dollars (In Thousands)		Call Price Per Share as of December 31,
	2008	2007	2008	2007	2008
Entergy New Orleans Preferred Stock
Without sinking fund:
Cumulative, $100 par value:
4.36% Series	60,000	60,000	$6,000	$6,000	$104.58
4.75% Series	77,798	77,798	7,780	7,780	$105.00
5.56% Series	60,000	60,000	6,000	6,000	$102.59
Total without sinking fund	197,798	197,798	$19,780	$19,780

(a)	Series is non-callable until April 2011; thereafter callable at par.
(b)	Series is non-callable until January 2016; thereafter callable at par.
(c)	Series is non-callable until December 2010; thereafter callable at par.
(d)	Series is non-callable until August 2010; thereafter callable at par.

NOTE 7. COMMON EQUITY (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Common Stock

Treasury Stock

Treasury stock activity for Entergy for 2008, 2007, and 2006 is as follows:
	2008		2007		2006
	Treasury		Treasury		Treasury
	Shares	Cost	Shares	Cost	Shares	Cost
		(In Thousands)		(In Thousands)		(In Thousands)

Beginning Balance, January 1	55,053,847	$3,734,865	45,506,311	$2,644,390	40,644,602	$2,161,960
Repurchases	4,792,299	512,351	11,581,842	1,215,578	6,672,000	584,193
Issuances:
Employee Stock-Based Compensation Plans	(1,025,408)	(71,636)	(2,029,686)	(124,801)	(1,803,471)	(101,393)
Directors' Plan	(5,220)	(366)	(4,620)	(302)	(6,820)	(370)
Ending Balance, December 31	58,815,518	$4,175,214	55,053,847	$3,734,865	45,506,311	$2,644,390

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

In January 2007, the Board approved a repurchase program under which Entergy is authorized to repurchase up to $1.5 billion of its common stock, of which $1.4 billion was repurchased as of December 31, 2008. In January 2008, the Board authorized an incremental $500 million share repurchase program to enable Entergy to consider opportunistic purchases in response to equity market conditions. Entergy expects to complete both of these programs in 2009.

The amount of repurchases may vary as a result of material changes in business results or capital spending or new investment opportunities.

The Board had previously approved a program under which Entergy was authorized to repurchase up to $1.5 billion of its common stock through 2006. Entergy completed this program in the fourth quarter 2006.

Retained Earnings and Dividend Restrictions

Provisions within the articles of incorporation or pertinent indentures and various other agreements relating to the long-term debt and preferred stock of certain of Entergy Corporation's subsidiaries restrict the payment of cash dividends or other distributions on their common and preferred stock. As of December 31, 2008, Entergy Arkansas and Entergy Mississippi had restricted retained earnings unavailable for distribution to Entergy Corporation of $461.6 million and $121.6 million, respectively. Entergy Corporation received dividend payments from subsidiaries totaling $313 million in 2008, $625 million in 2007, and $950 million in 2006.

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

Vidalia Purchased Power Agreement

Entergy Louisiana has an agreement extending through the year 2031 to purchase energy generated by a hydroelectric facility known as the Vidalia project. Entergy Louisiana made payments under the contract of approximately $167.7 million in 2008, $130.8 million in 2007, and $107.1 million in 2006. If the maximum percentage (94%) of the energy is made available to Entergy Louisiana, current production projections would require estimated payments of approximately $158.5 million in 2009, and a total of $2.92 billion for the years 2010 through 2031. Entergy Louisiana currently recovers the costs of the purchased energy through its fuel adjustment clause. In an LPSC-approved settlement related to tax benefits from the tax treatment of the Vidalia contract, Entergy Louisiana agreed to credit rates by $11 million each year for up to ten years, beginning in October 2002. In addition, in accordance with an LPSC settlement, Entergy Louisiana credited rates in August 2007 by $11.8 million (including interest) as a result of a settlement with the IRS of the 2001 tax treatment of the Vidalia contract. The provisions of the settlement also provide that the LPSC shall not recognize or use Entergy Louisiana's use of the cash benefits from the tax treatment in setting any of Entergy Louisiana's rates. Therefore, to the extent Entergy Louisiana's use of the proceeds would ordinarily have reduced its rate base, no change in rate base shall be reflected for ratemaking purposes.

Nuclear Insurance

Third Party Liability Insurance

The Price-Anderson Act requires that reactor licensees purchase insurance and participate in a secondary insurance pool that provides insurance coverage for the public in the event of a nuclear power plant accident. The costs of this insurance are borne by the nuclear power industry. Congress amended and renewed the Price-Anderson Act in 2005 for a term through 2025. The Price-Anderson Act requires nuclear power plants to show evidence of financial protection in the event of a nuclear accident. This protection must consist of two layers of coverage:

  The primary level is private insurance underwritten by American Nuclear Insurers and provides public liability insurance coverage of $300 million. If this amount is not sufficient to cover claims arising from an accident, the second level, Secondary Financial Protection, applies.
  Within the Secondary Financial Protection level, each nuclear reactor has a contingent obligation to pay a retrospective premium, equal to its proportionate share of the loss in excess of the primary level, regardless of proximity to the incident or fault, up to a maximum of $117.5 million per reactor per incident (Entergy's maximum total contingent obligation per incident is $1.3 billion). This consists of a $111.9 million maximum retrospective premium plus a five percent surcharge that may be payable, if needed, at a rate that is currently set at $17.5 million per year per nuclear power reactor. There are no terrorism limitations.

Currently, 104 nuclear reactors are participating in the Secondary Financial Protection program. The product of the maximum retrospective premium assessment to the nuclear power industry and the number of nuclear power reactors provides over $12.2 billion in secondary layer insurance coverage to compensate the public in the event of a nuclear power reactor accident. The Price-Anderson Act provides that all potential liability for a nuclear accident is limited to the amounts of insurance coverage available under the primary and secondary layers.

Entergy Arkansas has two licensed reactors and Entergy Gulf States Louisiana, Entergy Louisiana, and System Energy each have one licensed reactor (10% of Grand Gulf is owned by a non-affiliated company (SMEPA) that would share on a pro-rata basis in any retrospective premium assessment to System Energy under the Price-Anderson Act). Entergy's Non-Utility Nuclear business owns and operates six nuclear power reactors and owns the shutdown Indian Point 1 reactor.

Property Insurance

Entergy's nuclear owner/licensee subsidiaries are members of certain mutual insurance companies that provide property damage coverage, including decontamination and premature decommissioning expense, to the members' nuclear generating plants. These programs are underwritten by Nuclear Electric Insurance Limited (NEIL). As of December 31, 2008, Entergy was insured against such losses per the following structures:

Utility Plants (ANO 1 and 2, Grand Gulf, River Bend, and Waterford 3)

  Primary Layer (per plant) - $500 million per occurrence
  Excess Layer (per plant) - $750 million per occurrence
  Blanket Layer (shared among the Utility plants) - $350 million per occurrence
  Total limit - $1.6 billion per occurrence
  Deductibles:
    $2.5 million per occurrence - Turbine/generator damage
    $2.5 million per occurrence - Other than turbine/generator damage
    $10 million per occurrence plus 10% of amount above $10 million - Damage from a windstorm

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
    $2.5 million per occurrence - Turbine/generator damage
    $2.5 million per occurrence - Other than turbine/generator damage
    $10 million per occurrence plus 10% of amount above $10 million - Damage from a windstorm

Note: Indian Point 2 and 3 share in the primary layer with one policy in common for that site because the policy is issued on a per site basis. Big Rock Point has its own primary policy with no excess coverage.

In addition, Waterford 3, Grand Gulf, and the Non-Utility Nuclear plants are also covered under NEIL's Accidental Outage Coverage program. This coverage provides certain fixed indemnities in the event of an unplanned outage that results from a covered NEIL property damage loss, subject to a deductible and a waiting period. The following summarizes this coverage as of December 31, 2008:

Waterford 3

  $2.95 million weekly indemnity
  $413 million maximum indemnity
  Deductible: 26 week waiting period

Grand Gulf
  $100,000 weekly indemnity
  $14 million maximum indemnity
  Deductible: 26 week waiting period

Indian Point 2 and Indian Point 3 and Palisades (Indian Point 2 and Indian Point 3 share the limits)

  $4.5 million weekly indemnity
  $490 million maximum indemnity
  Deductible: 12 week waiting period

FitzPatrick and Pilgrim (each plant has an individual policy with the noted parameters)

  $4.0 million weekly indemnity
  $490 million maximum indemnity
  Deductible: 12 week waiting period

Vermont Yankee

  $3.5 million weekly indemnity
  $435 million maximum indemnity
  Deductible: 12 week waiting period

Under the property damage and accidental outage insurance programs, Entergy nuclear plants could be subject to assessments should losses exceed the accumulated funds available from NEIL. As of December 31, 2008, the maximum amounts of such possible assessments per occurrence were as follows:
Assessments
(In Millions)
Utility:
Entergy Arkansas	$21.0
Entergy Gulf States Louisiana	$17.0
Entergy Louisiana	$18.5
Entergy Mississippi	$0.07
Entergy New Orleans	$0.07
Entergy Texas	N/A
System Energy	$14.7

Non-Utility Nuclear	$87.8

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

Conventional Property Insurance

Entergy's conventional property insurance program provides coverage of up to $400 million on an Entergy system-wide basis for all operational perils (direct physical loss or damage due to machinery breakdown, electrical failure, fire, lightning, hail, or explosion) on an "each and every loss" basis, and for natural perils (direct physical loss or damage due to named windstorm, earthquake or flood) on an annual aggregate basis. The coverage is subject to a $20 million self-insured retention per occurrence for operational perils or a 2% of the insured loss retention per occurrence for natural perils (up to a $35 million maximum self-insured retention). Covered property generally includes power plants, substations, facilities, inventories, and gas distribution-related properties. Excluded property generally includes above-ground transmission and distribution lines, poles, and towers. The primary layer consists of a $125 million layer in excess of the self-insured retention and is placed through various insurers. The excess layer consists of two layers: a $175 million layer in excess of the $125 million primary layer and an additional $100 million layer in excess of $175 million layer; both excess layers are placed on a quota share basis through several insurers. Combining the $125 million primary layer, the $175 million excess layer, and $100 million additional excess layer results in a total of $400 million in coverage. This coverage is in place for Entergy Corporation, the Registrant Subsidiaries, and certain other Entergy subsidiaries, including the owners of the Non-Utility Nuclear power plants.

In addition to the conventional property insurance program, Entergy has purchased additional coverage ($20 million per occurrence) for some of its non-regulated, non-generation assets. This policy serves to buy-down the $20 million deductible and is placed on a scheduled location basis. The applicable deductibles are $100,000 to $250,000, except for properties that are damaged by flooding and properties whose values are greater than $20 million; these properties have a $500,000 deductible.

Hurricane Katrina and Hurricane Rita Claims

Entergy has received a total of $277 million as of December 31, 2008 on its Hurricane Katrina and Hurricane Rita insurance claims, including the settlements of its Hurricane Katrina claims with each of its two excess insurers. Of the $277 million received, $186 million was allocated to Entergy New Orleans, $16 million to Entergy Gulf States Louisiana, $24 million to Entergy Texas, and $40 million to Entergy Louisiana. Entergy currently expects to receive payment for any remaining insurance recovery related to Hurricane Katrina and Hurricane Rita in 2009.

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

Waterford 3 Lease Obligations (Entergy Louisiana)

In 1989, in three separate but substantially identical transactions, Entergy Louisiana sold and leased back undivided interests in Waterford 3 for the aggregate sum of $353.6 million. The interests represent approximately 9.3% of Waterford 3. Upon the occurrence of certain events, Entergy Louisiana may be obligated to pay amounts sufficient to permit the termination of the lease transactions and may be required to assume the outstanding bonds issued to finance, in part, the lessors' acquisition of the undivided interests in Waterford 3.

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

Asbestos Litigation (Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas)

Numerous lawsuits have been filed in federal and state courts primarily in Texas and Louisiana, primarily by contractor employees who worked in the 1940-1980s timeframe, against Entergy Gulf States Louisiana and Entergy Texas, and to a lesser extent the other Utility operating companies, as premises owners of power plants, for damages caused by alleged exposure to asbestos. Many other defendants are named in these lawsuits as well. Currently, there are approximately 500 lawsuits involving approximately 6,000 claimants. Management believes that adequate provisions have been established to cover any exposure. Additionally, negotiations continue with insurers to recover reimbursements. Management believes that loss exposure has been and will continue to be handled so that the ultimate resolution of these matters will not be material, in the aggregate, to the financial position or results of operation of the Utility operating companies.

Grand Gulf - Related Agreements

Capital Funds Agreement (System Energy)

System Energy has entered into agreements with Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans whereby they are obligated to purchase their respective entitlements of capacity and energy from System Energy's current 90% interest in Grand Gulf, and to make payments that, together with other available funds, are adequate to cover System Energy's operating expenses. System Energy would have to secure funds from other sources, including Entergy Corporation's obligations under the Capital Funds Agreement, to cover any shortfalls from payments received from Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans under these agreements.

Unit Power Sales Agreement (Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

System Energy has agreed to sell all of its current 90% share of capacity and energy from Grand Gulf to Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans in accordance with specified percentages (Entergy Arkansas-36%, Entergy Louisiana-14%, Entergy Mississippi-33%, and Entergy New Orleans-17%) as ordered by FERC. Charges under this agreement are paid in consideration for the purchasing companies' respective entitlement to receive capacity and energy and are payable irrespective of the quantity of energy delivered so long as the unit remains in commercial operation. The agreement will remain in effect until terminated by the parties and the termination is approved by FERC, most likely upon Grand Gulf's retirement from service. Monthly obligations are based on actual capacity and energy costs. The average monthly payments for 2008 under the agreement are approximately $16.3 million for Entergy Arkansas, $6.5 million for Entergy Louisiana, $13.3 million for Entergy Mississippi, and $7.9 million for Entergy New Orleans.

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

Reimbursement Agreement (System Energy)

In December 1988, in two separate but substantially identical transactions, System Energy sold and leased back undivided ownership interests in Grand Gulf for the aggregate sum of $500 million. The interests represent approximately 11.5% of Grand Gulf. During the term of the leases, System Energy is required to maintain letters of credit for the equity investors to secure certain amounts payable to the equity investors under the transactions. The current letters of credit are effective until May 29, 2009.

Under the provisions of the reimbursement agreement relating to the letters of credit, System Energy has agreed to a number of covenants regarding the maintenance of certain capitalization and fixed charge coverage ratios.  System Energy agreed, during the term of the reimbursement agreement, to maintain a ratio of debt to total liabilities and equity less than or equal to 70%. In addition, System Energy must maintain, with respect to each fiscal quarter during the term of the reimbursement agreement, a ratio of adjusted net income to interest expense of at least 1.50 times earnings.  As of December 31, 2008, System Energy was in compliance with these covenants.

NOTE 9. ASSET RETIREMENT OBLIGATIONS (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas and System Energy)

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

These liabilities are recorded at their fair values (which are the present values of the estimated future cash outflows) in the period in which they are incurred, with an accompanying addition to the recorded cost of the long-lived asset. The asset retirement obligation is accreted each year through a charge to expense, to reflect the time value of money for this present value obligation. The accretion will continue through the completion of the asset retirement activity. The amounts added to the carrying amounts of the long-lived assets will be depreciated over the useful lives of the assets. The application of SFAS 143 is earnings neutral to the rate-regulated business of the Registrant Subsidiaries.

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

	December 31,
	2008	2007
	(In Millions)

Entergy Arkansas	$5.9	$23.0
Entergy Gulf States Louisiana	($3.6)	($13.9)
Entergy Louisiana	($43.5)	($64.0)
Entergy Mississippi	$40.0	$35.7
Entergy New Orleans	$15.4	$1.5
Entergy Texas	$34.7	($4.9)
System Energy	$14.5	$16.9

The cumulative decommissioning and retirement cost liabilities and expenses recorded in 2008 by Entergy were as follows:

	Liabilities as of December 31, 2007	Accretion	Change in Cash Flow Estimate	Spending	Liabilities as of December 31, 2008
			(In Millions)
Utility:
Entergy Arkansas	$505.6	$35.1	$-	$-	$540.7
Entergy Gulf States Louisiana	$204.8	$18.1	$-	$-	$222.9
Entergy Louisiana	$257.1	$19.9	($0.2)	$-	$276.8
Entergy Mississippi	$4.5	$0.3	$-	$-	$4.8
Entergy New Orleans	$2.8	$0.2	$-	$-	$3.0
Entergy Texas	$3.1	$0.2	$-	$-	$3.3
System Energy	$368.6	$27.6	$-	$-	$396.2

Non-Utility Nuclear	$1,141.6	$93.5	$13.7	($20.1)	$1,228.7

Other	$1.1	$-	$-	$0.1	$1.2

The cumulative decommissioning and retirement cost liabilities and expenses recorded in 2007 by Entergy were as follows:

	Liabilities as of December 31, 2006	Accretion	Change in Cash Flow Estimate		Spending	Liabilities as of December 31, 2007
			(In Millions)
Utility:
Entergy Arkansas	$472.8	$32.8	$-		$-	$505.6
Entergy Gulf States Louisiana	$191.0	$16.9	($3.1)	(a)	$-	$204.8
Entergy Louisiana	$238.5	$18.6	$-		$-	$257.1
Entergy Mississippi	$4.3	$0.2	$-		$-	$4.5
Entergy New Orleans	$2.6	$0.2	$-		$-	$2.8
Entergy Texas	$2.9	$0.2	$-		$-	$3.1
System Energy	$342.8	$25.8	$-		$-	$368.6

Non-Utility Nuclear (b)	$993.0	$78.6	$100.4		($30.4)	$1,141.6

Other	$1.1	$-	$-		$-	$1.1

(a)	Represents the $3.1 million allocated to Entergy Texas as part of the jurisdictional separation.
(b)	The Non-Utility Nuclear liability as of December 31, 2006 includes $219.7 million for the Palisades nuclear plant which was acquired in April 2007.

Entergy periodically reviews and updates estimated decommissioning costs. The actual decommissioning costs may vary from the estimates because of regulatory requirements, changes in technology, and increased costs of labor, materials, and equipment. As described below, during 2006, 2007, and 2008 Entergy updated decommissioning cost estimates for certain Non-Utility Nuclear plants.

In the third quarter 2008, Entergy's Non-Utility Nuclear business recorded an increase of $13.7 million in decommissioning liabilities for certain of its plants as a result of revised decommissioning cost studies. The revised estimates resulted in the recognition of a $13.7 million asset retirement obligation asset that will be depreciated over the remaining life of the units.

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

Entergy maintains decommissioning trust funds that are committed to meeting the costs of decommissioning the nuclear power plants. The fair values of the decommissioning trust funds and the related asset retirement obligation regulatory assets of Entergy as of December 31, 2008 are as follows:

	Decommissioning Trust Fair Values	Regulatory Asset
	(In Millions)

Utility:
ANO 1 and ANO 2	$390.5	$159.5
River Bend	$303.2	$8.7
Waterford 3	$180.9	$77.7
Grand Gulf	$268.8	$96.1
Non-Utility Nuclear	$1,688.9	$-

NOTE 10. LEASES (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

General

As of December 31, 2008, Entergy Corporation and subsidiaries had capital leases and non-cancelable operating leases for equipment, buildings, vehicles, and fuel storage facilities (excluding nuclear fuel leases and the Grand Gulf and Waterford 3 sale and leaseback transactions) with minimum lease payments as follows:

Year	Operating Leases	Capital Leases
	(In Thousands)

2009	$90,085	$4,435
2010	113,775	4,810
2011	52,572	4,810
2012	39,373	4,810
2013	34,050	4,810
Years thereafter	118,968	44,613
Minimum lease payments	448,823	68,288
Less: Amount representing interest	-	28,187
Present value of net minimum lease payments	$448,823	$40,101

Total rental expenses for all leases (excluding nuclear fuel leases and the Grand Gulf and Waterford 3 sale and leaseback transactions) amounted to $66.4 million in 2008, $78.8 million in 2007, and $78.0 million in 2006.

As of December 31, 2008, the Registrant Subsidiaries had capital leases and non-cancelable operating leases for equipment, buildings, vehicles, and fuel storage facilities (excluding nuclear fuel leases and the sale and leaseback transactions) with minimum lease payments as follows:

Capital Leases

Year	Entergy Arkansas	Entergy Mississippi
	(In Thousands)

2009	$237	$1,800
2010	237	1,800
2011	237	1,800
2012	237	1,800
2013	237	1,800
Years thereafter	1,620	-
Minimum lease payments	2,805	9,000
Less: Amount representing interest	1,387	1,194
Present value of net minimum lease payments	$1,418	$7,806

Operating Leases

Year	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)

2009	$15,820	$10,920	$8,596	$6,490	$1,507	$5,167
2010	53,071	9,666	7,314	5,791	1,367	4,777
2011	8,039	8,789	6,287	3,105	1,050	4,008
2012	6,562	8,298	5,269	2,426	800	3,549
2013	5,477	8,030	4,402	2,181	748	3,399
Years thereafter	5,552	62,723	8,003	10,928	2,610	3,351
Minimum lease payments	$94,521	$108,426	$39,871	$30,921	$8,082	$24,251

Rental Expenses

Year	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Millions)

2008	$11.4	$11.6	$9.9	$5.6	$1.5	$7.8	$1.1
2007	$15.9	$17.0	$10.4	$5.4	$1.5	$11.2	$1.3
2006	$15.6	$16.4	$8.8	$5.0	$2.0	$8.2	$1.2

In addition to the above rental expense, railcar operating lease payments and oil tank facilities lease payments are recorded in fuel expense in accordance with regulatory treatment. Railcar operating lease payments were $10.2 million in 2008, $9.0 million in 2007, and $12.1 million in 2006 for Entergy Arkansas and $3.4 million in 2008, $4.8 million in 2007, and $3.1 million in 2006 for Entergy Gulf States Louisiana. Oil tank facilities lease payments for Entergy Mississippi were $3.4 million in 2008, $3.4 million in 2007, and $3.8 million for 2006.

Nuclear Fuel Leases

As of December 31, 2008, arrangements to lease nuclear fuel existed in an aggregate amount up to $145 million for Entergy Arkansas, $150 million for Entergy Gulf States Louisiana, $110 million for Entergy Louisiana, and $205 million for System Energy. As of December 31, 2008, the unrecovered cost base of nuclear fuel leases amounted to approximately $125.1 million for Entergy Arkansas, $120.2 million for Entergy Gulf States Louisiana, $74.2 million for Entergy Louisiana, and $125.4 million for System Energy. The lessors finance the acquisition and ownership of nuclear fuel through loans made under revolving credit agreements, the issuance of commercial paper, and the issuance of intermediate-term notes. The credit agreements for Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, and System Energy each have a termination date of August 12, 2010. The termination dates may be extended from time to time with the consent of the lenders. The intermediate-term notes issued pursuant to these fuel lease arrangements have varying maturities through September 15, 2013. It is expected that additional financing under the leases will be arranged as needed to acquire additional fuel, to pay interest, and to pay maturing debt. However, if such additional financing cannot be arranged, the lessee in each case must repurchase sufficient nuclear fuel to allow the lessor to meet its obligations in accordance with the fuel lease.

Lease payments are based on nuclear fuel use. The table below represents the total nuclear fuel lease payments (principal and interest), as well as the separate interest component charged to operations, in 2008, 2007, and 2006 for the four Registrant Subsidiaries that own nuclear power plants:
	2008		2007		2006
	Lease Payments	Interest	Lease Payments	Interest	Lease Payments	Interest
	(In Millions)

Entergy Arkansas	$63.5	$4.7	$61.7	$5.8	$55.0	$5.0
Entergy Gulf States Louisiana	29.3	2.5	31.5	2.8	28.1	3.6
Entergy Louisiana	44.6	3.0	44.2	4.0	35.5	2.4
System Energy	33.0	2.9	30.4	4.0	32.8	3.6
Total	$170.4	$13.1	$167.8	$16.6	$151.4	$14.6

Sale and Leaseback Transactions

Waterford 3 Lease Obligations

In 1989, in three separate but substantially identical transactions, Entergy Louisiana sold and leased back undivided interests in Waterford 3 for the aggregate sum of $353.6 million. The interests represent approximately 9.3% of Waterford 3. The leases expire in 2017. Under certain circumstances, Entergy Louisiana may repurchase the leased interests prior to the end of the term of the leases.  At the end of the lease terms, Entergy Louisiana has the option to repurchase the leased interests in Waterford 3 at fair market value or to renew the leases for either fair market value or, under certain conditions, a fixed rate.

Entergy Louisiana issued $208.2 million of non-interest bearing first mortgage bonds as collateral for the equity portion of certain amounts payable under the leases.

Upon the occurrence of certain events, Entergy Louisiana may be obligated to assume the outstanding bonds used to finance the purchase of the interests in the unit and to pay an amount sufficient to withdraw from the lease transaction. Such events include lease events of default, events of loss, deemed loss events, or certain adverse "Financial Events." "Financial Events" include, among other things, failure by Entergy Louisiana, following the expiration of any applicable grace or cure period, to maintain (i) total equity capital (including preferred membership interests) at least equal to 30% of adjusted capitalization, or (ii) a fixed charge coverage ratio of at least 1.50 computed on a rolling 12 month basis. As of December 31, 2008, Entergy Louisiana was in compliance with these provisions.

As of December 31, 2008, Entergy Louisiana had future minimum lease payments (reflecting an overall implicit rate of 7.45%) in connection with the Waterford 3 sale and leaseback transactions, which are recorded as long-term debt, as follows:

Amount
(In Thousands)

2009	$32,452
2010	35,138
2011	50,421
2012	39,067
2013	26,301
Years thereafter	137,858
Total	321,237
Less: Amount representing interest	73,512
Present value of net minimum lease payments	$247,725

Grand Gulf Lease Obligations

In December 1988, in two separate but substantially identical transactions, System Energy sold and leased back undivided ownership interests in Grand Gulf for the aggregate sum of $500 million.  The interests represent approximately 11.5% of Grand Gulf. The leases expire in 2015.  Under certain circumstances, System Entergy may repurchase the leased interests prior to the end of the term of the leases.  At the end of the lease terms, System Energy has the option to repurchase the leased interests in Grand Gulf at fair market value or to renew the leases for either fair market value or, under certain conditions, a fixed rate.

In May 2004, System Energy caused the Grand Gulf lessors to refinance the outstanding bonds that they had issued to finance the purchase of their undivided interest in Grand Gulf. The refinancing is at a lower interest rate, and System Energy's lease payments have been reduced to reflect the lower interest costs.

System Energy is required to report the sale-leaseback as a financing transaction in its financial statements. For financial reporting purposes, System Energy expenses the interest portion of the lease obligation and the plant depreciation. However, operating revenues include the recovery of the lease payments because the transactions are accounted for as a sale and leaseback for ratemaking purposes. Consistent with a recommendation contained in a FERC audit report, System Energy initially recorded as a net regulatory asset the difference between the recovery of the lease payments and the amounts expensed for interest and depreciation and continues to record this difference as a regulatory asset or liability on an ongoing basis, resulting in a zero net balance for the regulatory asset at the end of the lease term. The amount of this net regulatory asset was $19.2 million and $36.6 million as of December 31, 2008 and 2007, respectively.

As of December 31, 2008, System Energy had future minimum lease payments (reflecting an implicit rate of 5.13%), which are recorded as long-term debt as follows:
Amount
(In Thousands)

2009	$47,760
2010	48,569
2011	49,437
2012	49,959
2013	50,546
Years thereafter	103,890
Total	350,161
Less: Amount representing interest	54,857
Present value of net minimum lease payments	$295,304

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

In September 2006, FASB issued SFAS 158, "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements Nos. 87, 88, 106 and 132(R)," to be effective December 31, 2006. SFAS 158 requires an employer to recognize in its balance sheet the funded status of its benefit plans. This is measured as the difference between plan assets at fair value and the benefit obligation. Employers are to record previously unrecognized gains and losses, prior service costs, and the remaining transition asset or obligation as a result of adopting SFAS 87 and SFAS 106 as comprehensive income and/or as a regulatory asset reflective of the recovery mechanism for pension and OPEB costs in the Utility's jurisdictions. For the portion of Entergy Gulf States Louisiana that is not regulated, the unrecognized prior service cost, gains and losses, and transition asset/obligation for its pension and other postretirement benefit obligations are recorded as other comprehensive income. Entergy Gulf States Louisiana and Entergy Louisiana recover other postretirement benefits costs on a pay as you go basis and recorded the unrecognized prior service cost, gains and losses, and transition obligation for its other postretirement benefit obligation as other comprehensive income. SFAS 158 also requires that changes in the funded status be recorded as other comprehensive income and/or a regulatory asset in the period in which the changes occur.

Components of Qualified Net Pension Cost and Other Amounts Recognized as a Regulatory Asset and/or Accumulated Other Comprehensive Income (AOCI)

Entergy Corporation's and its subsidiaries' total 2008, 2007, and 2006 qualified pension costs and amounts recognized as a regulatory asset and/or other comprehensive income, including amounts capitalized, included the following components:
	2008	2007	2006
	(In Thousands)
Net periodic pension cost:

Service cost - benefits earned during the period	$90,392	$96,565	$92,706
Interest cost on projected benefit obligation	206,586	185,170	167,257
Expected return on assets	(230,558)	(203,521)	(177,930)
Amortization of prior service cost	5,063	5,531	5,462
Recognized net loss	26,834	45,775	43,721
Curtailment loss	-	2,336	-
Special termination benefit loss	-	4,018	-
Net periodic pension costs	$98,317	$135,874	$131,216

Other changes in plan assets and benefit obligations recognized as a regulatory asset and/or AOCI (before tax)
Arising this period:
Prior services cost	$-	$11,339
Net (gain)/loss	965,069	(68,853)
Amounts reclassified from regulatory asset and/or AOCI to net periodic pension cost in the current year:
Amortization of prior service credit	(5,063)	(5,531)
Amortization of net loss	(26,834)	(45,775)
Total	933,172	(108,820)

Total recognized as net periodic pension cost, regulatory asset, and/or AOCI (before tax)	$1,031,489	$27,054

Estimated amortization amounts from regulatory asset and/or AOCI to net periodic cost in the following year
Prior service cost	$4,997	$5,064	$5,531
Net loss	$22,401	$25,641	$44,316

The Registrant Subsidiaries' total 2008, 2007, and 2006 qualified pension costs and amounts recognized as a regulatory asset and/or other comprehensive income, including amounts capitalized, included the following components:

2008	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Net periodic pension cost:
Service cost - benefits earned during the period	$14,335	$7,363	$8,230	$4,251	$1,779	$3,874	$3,719
Interest cost on projected benefit obligation	46,464	20,189	27,135	14,507	5,660	15,528	7,749
Expected return on assets	(47,060)	(28,658)	(32,535)	(16,299)	(7,355)	(20,188)	(9,810)
Amortization of prior service cost	892	438	478	361	205	321	34
Recognized net loss	9,212	461	3,679	1,941	1,280	621	366
Net pension cost/(income)	$23,843	($207)	$6,987	$4,761	$1,569	$156	$2,058

Other changes in plan assets and benefit obligations recognized as a regulatory asset and/or AOCI (before tax)
Arising this period:
Net loss	$178,674	$118,804	$131,649	$64,245	$30,687	$81,016	$37,700
Amounts reclassified from regulatory asset and/or AOCI to net periodic pension cost in the current year:
Amortization of prior service cost	(892)	(438)	(478)	(361)	(205)	(321)	(34)
Amortization of net loss	(9,212)	(461)	(3,679)	(1,941)	(1,280)	(621)	(366)
Total	$168,570	$117,905	$127,492	$61,943	$29,202	$80,074	$37,300

Total recognized as net periodic pension cost, regulatory asset, and/or AOCI (before tax)	$192,413	$117,698	$134,479	$66,704	$30,771	$80,230	$39,358

Estimated amortization amounts from regulatory asset and/or AOCI to net periodic cost in the following year
Prior service cost	$849	$438	$474	$341	$206	$321	$34
Net loss	$7,063	$323	$2,823	$1,299	$1,216	$200	$433

2007	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Net periodic pension cost:
Service cost - benefits earned during the period	$14,550	$12,043	$8,924	$4,357	$1,878	$4,048	$4,083
Interest cost on projected benefit obligation	41,992	32,556	25,003	13,484	5,040	13,757	6,841
Expected return on assets	(44,037)	(43,001)	(31,232)	(15,349)	(5,786)	(18,145)	(8,543)
Amortization of prior service cost	1,649	1,217	640	455	178	530	49
Recognized net loss	10,885	2,492	5,733	2,998	1,471	1,051	600
Special termination benefit loss	1,538	443	607	-	-	-	211
Net pension cost	$26,577	$5,750	$9,675	$5,945	$2,781	$1,241	$3,241

Other changes in plan assets and benefit obligations recognized as a regulatory asset and/or AOCI (before tax)
Arising this period:
Net (gain)/loss	($1,470)	($7,115)	($9,098)	($5,388)	$1,221	$6,774	($1,405)
Amounts reclassified from regulatory asset and/or AOCI to net periodic pension cost in the current year:
Amortization of prior service cost	(1,649)	(1,218)	(640)	(455)	(178)	(530)	(49)
Amortization of net loss	(10,885)	(2,492)	(5,733)	(2,998)	(1,471)	(1,051)	(600)
Total	($14,004)	($10,825)	($15,471)	($8,841)	($428)	$5,193	($2,054)

Total recognized as net periodic pension cost, regulatory asset, and/or AOCI (before tax)	$12,573	($5,075)	($5,796)	($2,896)	$2,353	$6,434	$1,187

Estimated amortization amounts from regulatory asset and/or AOCI to net periodic cost in the following year
Prior service cost	$892	$438	$478	$361	$207	$321	$34
Net loss	$8,611	$654	$3,196	$1,704	$1,201	$177	$360

2006	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Net periodic pension cost:
Service cost - benefits earned during the period	$14,505	$11,972	$8,730	$4,308	$2,004	$4,026	$4,123
Interest cost on projected benefit obligation	39,660	31,657	24,206	13,008	5,127	13,502	6,417
Expected return on assets	(39,335)	(40,702)	(28,454)	(14,733)	(3,534)	(17,434)	(7,101)
Amortization of prior service cost	1,662	1,234	562	513	225	538	49
Recognized net loss	9,749	2,559	6,036	2,899	2,035	1,051	668
Net pension cost	$26,241	$6,720	$11,080	$5,995	$5,857	$1,683	$4,156

Estimated amortization amounts from regulatory asset and/or AOCI to net periodic cost in the following year
Prior service cost	$1,649	$1,218	$640	$455	$178	$530	$49
Net loss	$10,492	$2,492	$5,519	$2,889	$1,417	$1,050	$579

Qualified Pension Obligations, Plan Assets, Funded Status, Amounts Not Yet Recognized and Recognized in the Balance Sheet for Entergy Corporation and its Subsidiaries as of December 31, 2008 and 2007

	December 31,
	2008	2007
	(In Thousands)
Change in Projected Benefit Obligation (PBO)
Balance at beginning of year	$3,247,724	$3,122,043
Service cost	90,392	96,565
Interest cost	206,586	185,170
Acquisitions and amendments	-	52,142
Curtailments	-	2,603
Special termination benefits	-	4,018
Actuarial gain	(89,124)	(81,757)
Employee contributions	902	971
Benefits paid	(151,165)	(134,031)
Balance at end of year	$3,305,315	$3,247,724

Change in Plan Assets
Fair value of assets at beginning of year	$2,764,383	$2,508,354
Actual return on plan assets	(823,636)	190,616
Employer contributions	287,768	176,742
Employee contributions	902	971
Acquisition	-	21,731
Benefits paid	(151,165)	(134,031)
Fair value of assets at end of year	$2,078,252	$2,764,383

Funded status	($1,227,063)	($483,341)

Amount recognized in the balance sheet
Non-current liabilities	($1,227,063)	($483,341)

Amount recognized as a regulatory asset
Prior service cost	$20,548	$16,564
Net loss	1,150,298	436,789
	$1,170,846	$453,353
Amount recognized as AOCI (before tax)
Prior service cost	$4,941	$2,649
Net loss	276,635	69,581
	$281,576	$72,230

Qualified Pension Obligations, Plan Assets, Funded Status, and Amounts Not Yet Recognized and Recognized in the Balance Sheet for the Registrant Subsidiaries as of December 31, 2008 and 2007

2008	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Change in Projected Benefit
Obligation (PBO)
Balance at beginning of year	$734,358	$317,997	$429,387	$229,962	$89,132	$245,910	$120,517
Service cost	14,335	7,363	8,230	4,251	1,779	3,874	3,719
Interest cost	46,464	20,189	27,135	14,507	5,660	15,528	7,749
Actuarial gain	(34,504)	(10,785)	(16,436)	(10,447)	(1,838)	(10,280)	(10)
Employee contribution	-	-	-	-	-	-	4
Benefits paid	(43,549)	(14,544)	(24,994)	(13,668)	(5,418)	(14,366)	(3,439)
Balance at end of year	$717,104	$320,220	$423,322	$224,605	$89,315	$240,666	$128,540

Change in Plan Assets
Fair value of assets at beginning of year	$577,959	$335,180	$413,964	$203,289	$90,692	$242,144	$97,170
Actual return on plan assets	(166,118)	(100,930)	(115,550)	(58,393)	(25,170)	(71,109)	(27,899)
Employer contributions	38,866	34,260	53	11,688	-	18,882	5,812
Employee contribution	-	-	-	-	-	-	4
Benefits paid	(43,549)	(14,544)	(24,994)	(13,668)	(5,418)	(14,366)	(3,439)
Fair value of assets at end of year	$407,158	$253,966	$273,473	$142,916	$60,104	$175,551	$71,648

Funded status	($309,946)	($66,254)	($149,849)	($81,689)	($29,211)	($65,115)	($56,892)

Amounts recognized in the balance sheet (funded status)
Non-current assets	$-	$-	$-	$-	$-	$-	$-
Non-current liabilities	(309,946)	(66,254)	(149,849)	(81,689)	(29,211)	(65,115)	(56,892)
Total funded status	($309,946)	($66,254)	($149,849)	($81,689)	($29,211)	($65,115)	($56,892)

Amounts recognized as regulatory asset
Prior service cost	$2,313	$720	$1,520	$849	$428	$645	$103
Net loss	321,073	117,891	195,127	97,651	51,348	101,772	56,455
	$323,386	$118,611	$196,647	$98,500	$51,776	$102,417	$56,558

Amounts recognized as AOCI (before tax)
Prior service cost	$-	$127	$-	$-	$-	$-	$-
Net loss	-	20,804	-	-	-	-	-
	$-	$20,931	$-	$-	$-	$-	$-

2007	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Change in Projected Benefit
Obligation (PBO)
Balance at beginning of year	$718,888	$556,737	$428,320	$231,465	$85,970	$236,142	$115,217
Service cost	14,550	12,043	8,924	4,357	1,878	4,048	4,083
Interest cost	41,992	32,556	25,003	13,484	5,040	13,757	6,841
Special termination benefits	1,538	442	607	-	-	-	211
Actuarial (gain)/loss	(3,628)	(9,177)	(9,789)	(5,840)	331	5,937	(3,232)
Benefits paid	(38,982)	(28,694)	(23,678)	(13,504)	(4,087)	(13,974)	(2,603)
Jurisdictional separation (Note 1)	-	(245,910)	-	-	-	-	-
Balance at end of year	$734,358	$317,997	$429,387	$229,962	$89,132	$245,910	$120,517

Change in Plan Assets
Fair value of assets at beginning of year	$568,076	$539,733	$407,101	$201,112	$46,298	$229,805	$87,369
Actual return on plan assets	41,878	40,939	30,541	14,897	4,896	17,307	6,716
Employer contributions	6,987	25,346	-	784	43,585	9,006	5,688
Benefits paid	(38,982)	(28,694)	(23,678)	(13,504)	(4,087)	(13,974)	(2,603)
Jurisdictional separation (Note 1)	-	(242,144)	-	-	-	-	-
Fair value of assets at end of year	$577,959	$335,180	$413,964	$203,289	$90,692	$242,144	$97,170

Funded status	($156,399)	$17,183	($15,423)	($26,673)	$1,560	($3,766)	($23,347)

Amounts recognized in the balance sheet (funded status)
Non-current assets	$-	$35,992	$-	$-	$1,560	$19,128	$-
Non-current liabilities	(156,399)	(18,809)	(15,423)	(26,673)	-	(22,894)	(23,347)
Total funded status	($156,399)	$17,183	($15,423)	($26,673)	$1,560	($3,766)	($23,347)

Amounts recognized as regulatory asset
Prior service cost	$3,204	$1,095	$1,998	$1,211	$635	$966	$137
Net loss	151,612	17,329	67,157	35,348	21,939	21,376	19,121
	$154,816	$18,424	$69,155	$36,559	$22,574	$22,342	$19,258

Amounts recognized as AOCI (before tax)
Prior service cost	$-	$191	$-	$-	$-	$-	$-
Net loss	-	3,022	-	-	-	-	-
	$-	$3,213	$-	$-	$-	$-	$-

Other Postretirement Benefits

Entergy also currently provides health care and life insurance benefits for retired employees. Substantially all employees may become eligible for these benefits if they reach retirement age while still working for Entergy. Entergy uses a December 31 measurement date for its postretirement benefit plans.

Effective January 1, 1993, Entergy adopted SFAS 106, which required a change from a cash method to an accrual method of accounting for postretirement benefits other than pensions. At January 1, 1993, the actuarially determined accumulated postretirement benefit obligation (APBO) earned by retirees and active employees was estimated to be approximately $241.4 million for Entergy (other than the former Entergy Gulf States) and $128 million for the former Entergy Gulf States (now split into Entergy Gulf States Louisiana and Entergy Texas.) Such obligations are being amortized over a 20-year period that began in 1993. For the most part, the Registrant Subsidiaries recover SFAS 106 costs from customers and are required to contribute postretirement benefits collected in rates to an external trust.

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

Pursuant to regulatory directives, Entergy Arkansas, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy contribute the postretirement benefit costs collected in rates into trusts. System Energy is funding, on behalf of Entergy Operations, postretirement benefits associated with Grand Gulf.

Components of Net Other Postretirement Benefit Cost and Other Amounts Recognized as a Regulatory Asset and/or AOCI

Entergy Corporation's and its subsidiaries' total 2008, 2007, and 2006 other postretirement benefit costs, including amounts capitalized and amounts recognized as a regulatory asset and/or other comprehensive income, including amounts capitalized, included the following components:
	2008	2007	2006
	(In Thousands)
Other post retirement costs:
Service cost - benefits earned during the period	$47,198	$44,137	$41,480
Interest cost on APBO	71,295	63,231	57,263
Expected return on assets	(28,109)	(25,298)	(19,024)
Amortization of transition obligation	3,827	3,831	2,169
Amortization of prior service credit	(16,417)	(15,836)	(14,751)
Recognized net loss	15,565	18,972	22,789
Special termination benefits	-	603	-
Net other postretirement benefit cost	$93,359	$89,640	$89,926

Other changes in plan assets and benefit obligations recognized as a regulatory asset and /or AOCI (before tax)
Arising this period:
Prior service credit for period	($5,422)	($3,520)
Net (gain)/loss	59,291	(15,013)
Amounts reclassified from regulatory asset and /or AOCI to net periodic benefit cost in the current year:
Amortization of transition obligation	(3,827)	(3,831)
Amortization of prior service credit	16,417	15,836
Amortization of net loss	(15,565)	(18,972)
Total	$50,894	($25,500)
Total recognized as net periodic benefit cost, regulatory asset, and/or AOCI (before tax)	$144,253	$64,140
Estimated amortization amounts from regulatory asset and/or AOCI to net periodic benefit cost in the following year
Transition obligation	$3,729	$3,831	$3,831
Prior service credit	($17,519)	($16,417)	($15,837)
Net loss	$19,018	$15,676	$18,974

Total 2008, 2007, and 2006 other postretirement benefit costs of the Registrant Subsidiaries, including amounts capitalized and deferred, included the following components:

2008	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Other post retirement costs:
Service cost - benefits earned during the period	$6,824	$5,003	$4,394	$2,057	$1,179	$2,423	$2,053
Interest cost on APBO	13,772	7,668	8,746	4,563	3,810	5,759	2,124
Expected return on assets	(9,966)	-	-	(3,620)	(3,155)	(7,538)	(2,043)
Amortization of transition obligation	821	337	382	351	1,661	265	8
Amortization of prior service cost/(credit)	(788)	583	467	(246)	361	289	(1,130)
Recognized net loss	5,757	1,977	2,715	2,133	1,164	1,425	702
Net other postretirement benefit cost	$16,420	$15,568	$16,704	$5,238	$5,020	$2,623	$1,714

Other changes in plan assets and benefit obligations recognized as a regulatory asset and/or AOCI (before tax)
Arising this period:
Prior service credit for period	$-	($4,571)	$-	$-	$-	($851)	$-
Net (gain)/loss	38,149	(88)	(3,024)	8,786	7,982	23,158	8,291
Amounts reclassified from regulatory asset and/or AOCI to net periodic pension cost in the current year:
Amortization of transition obligation	(821)	(337)	(382)	(351)	(1,661)	(265)	(8)
Amortization of prior service cost/(credit)	788	(583)	(467)	246	(361)	(289)	1,130
Amortization of net loss	(5,757)	(1,977)	(2,715)	(2,133)	(1,164)	(1,425)	(702)
Total	$32,359	($7,556)	($6,588)	$6,548	$4,796	$20,328	$8,711
Total recognized as net periodic other postretirement cost, regulatory asset, and/or AOCI (before tax)	$48,779	$8,012	$10,116	$11,786	$9,816	$22,951	$10,425
Estimated amortization amounts from regulatory asset and/or AOCI to net periodic cost in the following year
Transition (asset)/obligation	$821	$239	$382	$351	$1,661	$265	$8
Prior service cost/(credit)	($788)	($306)	$467	($246)	$361	$76	($1,130)
Net loss	$7,502	$2,322	$2,444	$2,415	$1,297	$2,689	$1,335

2007	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Other post retirement costs:
Service cost - benefits earned during the period	$6,099	$6,188	$3,890	$1,904	$1,019	$2,001	$1,804
Interest cost on APBO	12,147	11,504	7,764	4,195	3,480	5,041	1,732
Expected return on assets	(8,923)	(6,787)	-	(3,275)	(2,729)	(6,787)	(1,878)
Amortization of transition obligation	821	604	382	351	1,662	266	9
Amortization of prior service cost/(credit)	(788)	872	467	(246)	361	289	(1,130)
Recognized net loss	6,001	3,169	3,059	2,449	1,129	1,393	591
Special termination benefits	251	79	124	-	-	-	38
Net other postretirement benefit cost	$15,608	$15,629	$15,686	$5,378	$4,922	$2,203	$1,166
Other changes in plan assets and benefit obligations recognized as a regulatory asset and/or AOCI (before tax)
Arising this period:
Net (gain)/loss	$4,045	$7,031	($522)	($2,046)	$1,226	$2,913	$2,034
Amounts reclassified from regulatory asset and/or AOCI to net periodic benefit cost in the current year:
Amortization of transition obligation	(821)	(604)	(382)	(351)	(1,662)	(266)	(9)
Amortization of prior service cost/(credit)	788	(872)	(467)	246	(361)	(289)	1,130
Amortization of net loss	(6,001)	(3,169)	(3,059)	(2,449)	(1,129)	(1,393)	(591)
Total	($1,989)	$2,386	($4,430)	($4,600)	($1,926)	$965	$2,564
Total recognized as net periodic other postretirement cost, regulatory asset, and/or AOCI (before tax)	$13,619	$18,015	$11,256	$778	$2,996	$3,168	$3,730
Estimated amortization amounts from regulatory asset and/or AOCI to net periodic benefit cost in the following year
Transition obligation	$821	$338	$382	$351	$1,662	$266	$9
Prior service cost/(credit)	($788)	$583	$467	($246)	$361	$289	($1,130)
Net loss	$5,759	$1,977	$2,716	$2,133	$1,164	$1,425	$703

2006	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Other post retirement costs:
Service cost - benefits earned during the period	$5,346	$5,014	$3,414	$1,674	$928	$1,621	$1,656
Interest cost on APBO	11,374	10,989	7,425	3,777	3,425	4,879	1,626
Expected return on assets	(7,186)	(5,955)	-	(2,836)	(2,442)	(5,955)	(1,684)
Amortization of transition obligation	821	604	382	351	1,662	266	9
Amortization of prior service cost/(credit)	(1,630)	-	(97)	(546)	38	-	(1,204)
Recognized net loss	6,684	4,009	3,577	2,575	1,371	1,762	828
Net other postretirement benefit cost	$15,409	$14,661	$14,701	$4,995	$4,982	$2,573	$1,231

Estimated amortization amounts from regulatory asset and/or AOCI to net periodic benefit cost in the following year
Transition obligation	$821	$604	$382	$351	$1,662	$266	$9
Prior service cost/(credit)	($788)	$872	$467	($246)	$361	$289	($1,130)
Net loss	$6,001	$3,170	$3,059	$2,449	$1,129	$1,323	$591

Other Postretirement Benefit Obligations, Plan Assets, Funded Status, and Amounts Not Yet Recognized and Recognized in the Balance Sheet of Entergy Corporation and its Subsidiaries as of December 31, 2008 and 2007

	December 31,
	2008	2007
	(In Thousands)
Change in APBO
Balance at beginning of year	$1,129,631	$1,074,559
Service cost	47,198	44,137
Interest cost	71,295	63,231
Acquisition	-	11,336
Plan amendments	(5,422)	(3,520)
Special termination benefits	-	603
Plan participant contributions	8,618	11,384
Actuarial (gain)/loss	(33,168)	(19,997)
Benefits paid	(68,799)	(56,719)
Medicare Part D subsidy received	5,719	4,617
Balance at end of year	$1,155,072	$1,129,631

Change in Plan Assets
Fair value of assets at beginning of year	$350,719	$314,326
Actual return on plan assets	(64,350)	20,314
Employer contributions	69,720	56,300
Plan participant contributions	8,618	11,384
Acquisition	-	5,114
Benefits paid	(68,799)	(56,719)
Fair value of assets at end of year	$295,908	$350,719

Funded status	($859,164)	($778,912)

Amounts recognized in the balance sheet
Current liabilities	($29,594)	($28,859)
Non-current liabilities	(829,570)	(750,053)
Total funded status	($859,164)	($778,912)

Amounts recognized as a regulatory asset (before tax)
Transition obligation	$12,436	$12,435
Prior service credit	(966)	(30,833)
Net loss	266,086	224,532
	$277,556	$206,134
Amounts recognized as AOCI (before tax)
Transition obligation	$2,483	$6,709
Prior service credit	(35,108)	(16,634)
Net loss	114,864	112,692
	$82,239	$102,767

Other Postretirement Benefit Obligations, Plan Assets, Funded Status, and Amounts Not Yet Recognized and Recognized in the Balance Sheets of the Registrant Subsidiaries as of December 31, 2008 and 2007

2008	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Change in APBO
Balance at beginning of year	$218,817	$121,241	$138,932	$72,382	$60,948	$91,603	$33,378
Service cost	6,824	5,003	4,394	2,057	1,179	2,423	2,053
Interest cost	13,772	7,668	8,746	4,563	3,810	5,759	2,124
Amendment	-	(4,571)	-	-	-	(851)	-
Plan participant contributions	1,944	875	1,139	630	207	981	249
Actuarial (gain)/loss	5,094	(88)	(3,024)	(3,288)	(1,744)	(1,843)	1,796
Benefits paid	(15,940)	(7,698)	(9,485)	(4,695)	(4,814)	(6,855)	(2,747)
Medicare Part D subsidy received	1,366	714	877	468	509	709	121
Balance at end of year	$231,877	$123,144	$141,579	$72,117	$60,095	$91,926	$36,974

Change in Plan Assets
Fair value of assets at beginning of year	$117,916	$ -	$ -	$43,502	$45,737	$92,024	$26,731
Actual return on plan assets	(23,089)	-	-	(8,454)	(6,571)	(17,463)	(4,452)
Employer contributions	22,062	6,823	8,346	5,728	5,865	7,314	1,876
Plan participant contributions	1,944	875	1,139	630	207	981	249
Benefits paid	(15,940)	(7,698)	(9,485)	(4,695)	(4,814)	(6,855)	(2,747)
Fair value of assets at end of year	$102,893	$ -	$ -	$36,711	$40,424	$76,001	$21,657

Funded status	($128,984)	($123,144)	($141,579)	($35,406)	($19,671)	($15,925)	($15,317)

Amounts recognized in the balance sheet (SFAS 158)
Non-current asset	$-	$-	$-	$-	$-	$-	$-
Current liabilities	-	(6,895)	(8,912)	-	-	-	-
Non-current liabilities	(128,984)	(116,249)	(132,667)	(35,406)	(19,671)	(15,925)	(15,317)
Total funded status	($128,984)	($123,144)	($141,579)	($35,406)	($19,671)	($15,925)	($15,317)

Amounts recognized in regulatory asset (before tax)
Transition obligation	$3,283	$-	$-	$1,406	$6,645	$1,060	$34
Prior service cost	243	-	-	193	1,556	302	(2,122)
Net loss	123,355	-	-	38,752	24,392	47,815	19,023
	$126,881	$-	$-	$40,351	$32,593	$49,177	$16,935
Amounts recognized in AOCI (before tax)
Transition obligation	$-	$954	$1,529	$-	$-	$-	$-
Prior service cost	-	(1,838)	2,549	-	-	-	-
Net loss	-	33,506	40,736	-	-	-	-
	$-	$32,622	$44,814	$-	$-	$-	$-

2007	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Change in APBO
Balance at beginning of year	$209,043	$197,549	$133,527	$72,081	$60,193	$86,844	$29,478
Service cost	6,099	6,188	3,890	1,904	1,019	2,001	1,804
Interest cost	12,147	11,504	7,764	4,195	3,480	5,041	1,732
Special termination benefits	251	79	124	-	-	-	38
Plan participant contributions	2,724	2,481	1,978	810	312	1,191	404
Actuarial (gain)/loss	2,227	5,814	(522)	(2,760)	791	1,696	1,630
Benefits paid	(14,869)	(11,907)	(8,530)	(4,243)	(5,256)	(5,715)	(1,794)
Medicare Part D subsidy received	1,195	1,136	701	395	409	545	86
Jurisdictional separation (Note 1)	-	(91,603)	-	-	-	-	-
Balance at end of year	$218,817	$121,241	$138,932	$72,382	$60,948	$91,603	$33,378

Change in Plan Assets
Fair value of assets at beginning of year	$103,901	$83,892	$-	$39,213	$41,636	$83,892	$25,265
Actual return on plan assets	7,105	5,570	-	2,561	2,294	5,570	1,474
Employer contributions	19,055	11,988	6,552	5,161	6,751	7,086	1,382
Plan participant contributions	2,724	2,481	1,978	810	312	1,191	404
Benefits paid	(14,869)	(11,907)	(8,530)	(4,243)	(5,256)	(5,715)	(1,794)
Jurisdictional separation (Note 1)	-	(92,024)	-	-	-	-	-
Fair value of assets at end of year	$117,916	$-	$ -	$43,502	$45,737	$92,024	$26,731

Funded status	($100,901)	($121,241)	($138,932)	($28,880)	($15,211)	$421	($6,647)

Amounts recognized in the balance sheet (SFAS 158)
Non-current asset	$-	$-	$-	$-	$-	$421	$-
Current liabilities	-	(6,527)	(8,747)	-	-	-	-
Non-current liabilities	(100,901)	(114,714)	(130,185)	(28,880)	(15,211)	-	(6,647)
Total funded status	($100,901)	($121,241)	($138,932)	($28,880)	($15,211)	$421	($6,647)

2007	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Amounts recognized in regulatory asset (before tax)
Transition obligation	$4,104	$-	$-	$1,757	$8,306	$1,325	$42
Prior service cost	(545)	-	-	(53)	1,917	1,442	(3,252)
Net loss	90,963	-	-	32,099	17,574	26,082	11,434
	$94,522	$-	$-	$33,803	$27,797	$28,849	$8,224
Amounts recognized in AOCI (before tax)
Transition obligation	$-	$1,689	$1,911	$-	$-	$-	$-
Prior service cost	-	2,918	3,016	-	-	-	-
Net loss	-	35,571	46,475	-	-	-	-
	$-	$40,178	$51,402	$-	$-	$-	$-

Qualified Pension and Other Postretirement Plans' Assets

Entergy's qualified pension and postretirement plans' weighted-average asset allocations by asset category at December 31, 2008 and 2007 are as follows:

	Qualified Pension		Postretirement
	2008	2007	2008	2007

Domestic Equity Securities	43%	44%	37%	37%
International Equity Securities	19%	20%	13%	14%
Fixed-Income Securities	36%	34%	50%	49%
Other	2%	2%	0%	-%

The trust asset investment strategy is to invest the assets in a manner whereby long-term earnings (and cash contributions) on the assets provide adequate funding for pension benefits payments and certain postretirement benefit payments. Pursuant to regulatory directives, Entergy Arkansas, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy contribute postretirement benefit costs collected in rates into trusts. System Energy is funding, on behalf of Entergy Operations, postretirement benefits associated with Grand Gulf.

The mix of assets in the trusts is based on an optimization study that identifies asset allocation targets in order to achieve the maximum return for an acceptable level of risk, while minimizing the expected contributions and pension and postretirement expense. For certain regulatory jurisdictions, other postretirement benefits are funded on a pay-as-you-go basis

In the optimization study, assumptions are formulated about characteristics, such as expected asset class investment returns, volatility (risk), and correlation coefficients among the various asset classes. The future market assumptions used in the optimization study are determined by examining historical market characteristics of the various asset classes, and making adjustments to reflect future conditions expected to prevail over the study period.

The optimization analysis utilized in the Plan Administrator's latest study produced the following approved asset class target allocations.

	Pension	Postretirement

Domestic Equity Securities	45%	37%
International Equity Securities	20%	14%
Fixed-Income Securities	35%	49%

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

The expected long term rate of return of 8.50% for the non-taxable Voluntary Employee Beneficiary Association (VEBA) trust assets is based on the expected long-term return of each asset class, weighted by the target allocation for each class as defined in the table above. The source for each asset class' expected long-term rate of return is the geometric mean of the respective asset class total return. The time period reflected in the total returns is a long dated period spanning several decades.

For the taxable VEBA trust assets the allocation has a high percentage of tax-exempt fixed income securities. The tax-exempt fixed income long-term total return was estimated using total return data from the 2008 Economic Report of the President. The time period reflected in the tax-exempt fixed income total return is 1929 to 2007. After reflecting the tax-exempt fixed income percentage and unrelated business income tax, the long-term rate of return for taxable VEBA trust assets is expected to be 6.0% in 2009 and beyond.

Since precise allocation targets are inefficient to manage security investments, the following ranges were established to produce an acceptable economically efficient plan to manage to targets:

	Pension	Postretirement

Domestic Equity Securities	45% to 55%	32% to 42%
International Equity Securities	15% to 25%	9% to 19%
Fixed-Income Securities	25% to 35%	44% to 54%
Other	0% to 10%	0% to 5%

Accumulated Pension Benefit Obligation

The accumulated benefit obligation for Entergy's qualified pension plans was $2.9 billion and $2.8 billion at December 31, 2008 and 2007, respectively.

The qualified pension accumulated benefit obligation for each of the Registrant Subsidiaries as of December 31, 2008 and 2007 was as follows:
	December 31,
	2008	2007
	(In Thousands)

Entergy Arkansas	$650,540	$664,122
Entergy Gulf States Louisiana	$288,293	$283,759
Entergy Louisiana	$382,821	$387,512
Entergy Mississippi	$205,859	$210,314
Entergy New Orleans	$80,365	$79,773
Entergy Texas	$220,285	$225,561
System Energy	$109,839	$101,744

Estimated Future Benefit Payments

Based upon the assumptions used to measure Entergy's qualified pension and postretirement benefit obligation at December 31, 2008, and including pension and postretirement benefits attributable to estimated future employee service, Entergy expects that benefits to be paid and the Medicare Part D subsidies to be received over the next ten years for Entergy Corporation and its subsidiaries will be as follows:
	Estimated Future Benefits Payments
	Qualified Pension	Non-Qualified Pension	Postretirement (before Medicare Subsidy)	Estimated Future Medicare Subsidy Receipts
	(In Thousands)
Year(s)
2009	$146,276	$16,695	$68,552	$5,175
2010	$151,060	$10,079	$73,153	$5,768
2011	$157,421	$9,695	$77,351	$6,433
2012	$167,107	$8,931	$81,247	$7,218
2013	$179,160	$15,419	$85,504	$8,054
2014 - 2018	$1,144,365	$77,569	$499,844	$53,895

Based upon the same assumptions, Entergy expects that benefits to be paid and the Medicare Part D subsidies to be received over the next ten years for the Registrant Subsidiaries will be as follows:

Estimated Future Qualified Pension Benefits Payments	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Year(s)
2009	$40,345	$14,792	$24,138	$13,488	$4,465	$14,918	$3,585
2010	$40,415	$15,066	$24,182	$13,700	$4,527	$14,932	$3,727
2011	$40,524	$15,563	$24,528	$14,092	$4,652	$15,095	$4,083
2012	$41,479	$16,502	$24,865	$14,597	$4,855	$15,553	$4,407
2013	$42,855	$17,385	$25,684	$15,153	$5,080	$16,011	$4,840
2014 - 2019	$250,736	$108,393	$147,126	$86,011	$30,093	$87,047	$35,838

Estimated Future Non-Qualified Pension Benefits Payments	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
Year(s)
2009	$332	$583	$23	$105	$16	$1,269
2010	$328	$542	$21	$102	$16	$1,216
2011	$195	$523	$20	$98	$16	$1,479
2012	$197	$491	$19	$94	$16	$1,181
2013	$189	$472	$18	$99	$16	$1,159
2014 - 2018	$1,200	$2,644	$78	$418	$86	$5,148

Estimated Future Other Postretirement Benefits Payments (before Medicare Part D Subsidy)	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Year(s)
2009	$16,232	$7,487	$9,672	$4,724	$5,201	$6,581	$1,738
2010	$17,165	$8,009	$10,186	$5,043	$5,383	$6,819	$1,951
2011	$17,875	$8,451	$10,621	$5,360	$5,493	$7,069	$2,138
2012	$18,418	$8,882	$10,937	$5,642	$5,544	$7,329	$2,304
2013	$18,942	$9,348	$11,328	$5,921	$5,586	$7,525	$2,478
2014 - 2018	$103,467	$53,839	$63,088	$33,832	$28,851	$41,073	$15,130

Estimated Future Medicare Part D Subsidy	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Year(s)
2009	$1,308	$592	$760	$492	$522	$603	$83
2010	$1,437	$653	$838	$539	$550	$664	$96
2011	$1,579	$722	$919	$587	$576	$720	$115
2012	$1,748	$803	$1,015	$638	$607	$780	$143
2013	$1,927	$884	$1,107	$694	$633	$844	$173
2014 - 2018	$12,346	$5,715	$6,911	$4,290	$3,346	$5,032	$1,486

Contributions

Entergy Corporation and its subsidiaries expect to contribute $140 million (excluding about $1 million in employee contributions) to the qualified pension plans and $76 million to its other postretirement plans in 2009. Guidance pursuant to the Pension Protection Act of 2006 rules, effective for the 2009 plan year and beyond, may affect the level of Entergy's pension contributions in the future.

The Registrant Subsidiaries expect to contribute the following to the pension and other postretirement plans in 2009:
	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Pension Contributions	$28,627	$4,728	$11,112	$6,902	$1,739	$4,118	$5,845

Other Postretirement Contributions	$21,377	$7,487	$9,672	$6,303	$5,858	$7,745	$3,034

Actuarial Assumptions

The assumed health care cost trend rate used in measuring the APBO of Entergy was 8.5% for 2009, gradually decreasing each successive year until it reaches 4.75% in 2015 and beyond. The assumed health care cost trend rate used in measuring the Net Other Postretirement Benefit Cost of Entergy was 9.0% for 2008, gradually decreasing each successive year until it reaches 4.75% in 2013 and beyond. A one percentage point change in the assumed health care cost trend rate for 2008 would have the following effects:
	1 Percentage Point Increase		1 Percentage Point Decrease
2008	Impact on the APBO	Impact on the sum of service costs and interest cost	Impact on the APBO	Impact on the sum of service costs and interest cost
	Increase /(Decrease) (In Thousands)

Entergy Corporation and its subsidiaries	$118,645	$16,862	($105,248)	($14,382)

A one percentage point change in the assumed health care cost trend rate for 2008 would have the following effects for the Registrant Subsidiaries:

	1 Percentage Point Increase		1 Percentage Point Decrease
2008	Impact on the APBO	Impact on the sum of service costs and interest cost	Impact on the APBO	Impact on the sum of service costs and interest cost
	Increase/(Decrease) (In Thousands)

Entergy Arkansas	$21,820	$2,581	($19,557)	($2,226)
Entergy Gulf States Louisiana	$13,069	$1,923	($11,627)	($1,636)
Entergy Louisiana	$13,364	$1,694	($11,968)	($1,457)
Entergy Mississippi	$6,825	$812	($6,102)	($701)
Entergy New Orleans	$4,775	$535	($4,344)	($468)
Entergy Texas	$9,161	$1,141	($8,223)	($980)
System Energy	$4,209	$648	($3,701)	($549)

The significant actuarial assumptions used in determining the pension PBO and the SFAS 106 APBO as of December 31, 2008, and 2007 were as follows:
	2008	2007

Weighted-average discount rate:
Pension	6.75%	6.50%
Other postretirement	6.70%	6.50%
Weighted-average rate of increase in future compensation levels	4.23%	4.23%

The significant actuarial assumptions used in determining the net periodic pension and other postretirement benefit costs for 2008, 2007, and 2006 were as follows:
	2008	2007	2006

Weighted-average discount rate:
Pension	6.50%	6.00%	5.90%
Other postretirement	6.50%	6.00%	5.90%
Weighted-average rate of increase in future compensation levels	4.23%	3.25%	3.25%
Expected long-term rate of return on plan assets:
Taxable assets	5.50%	5.50%	5.50%
Non-taxable assets	8.50%	8.50%	8.50%

Entergy's SFAS 106 transition obligations are being amortized over 20 years ending in 2012.

Accounting Mechanisms

Entergy calculates the expected return on pension and other postretirement benefit plan assets by multiplying the long-term expected rate of return on assets by the market-related value (MRV) of plan assets.  Entergy determines the MRV of pension plan assets by calculating a value that uses a 20-quarter phase-in of the difference between actual and expected returns.  For other postretirement benefit plan assets Entergy uses fair value when determining MRV.

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

The actuarially estimated effect of future Medicare subsidies reduced the December 31, 2008 and 2007 Accumulated Postretirement Benefit Obligation by $187 million and $182 million, respectively, and reduced the 2008, 2007, and 2006 other postretirement benefit cost by $24.7 million, $26.5 million, and $29.3 million, respectively. In 2008, Entergy received $5.7 million in Medicare subsidies for prescription drug claims through September 2008.

The actuarially estimated effect of future Medicare subsidies and the actual subsidies received for the Registrant Subsidiaries was as follows:

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	Increase (Decrease) In Thousands
Impact on 12/31/2008 APBO	($40,610)	($19,650)	($22,222)	($13,280)	($9,135)	($14,961)	($6,628)
Impact on 12/31/2007 APBO	($39,653)	($19,662)	($21,797)	($13,223)	($9,487)	($15,270)	($6,185)
Impact on 2008 other postretirement benefit cost	($5,063)	($3,502)	($2,824)	($1,625)	($1,114)	($1,051)	($945)
Impact on 2007 other postretirement benefit cost	($5,502)	($4,888)	($3,048)	($1,753)	($1,242)	($688)	($984)
Impact on 2006 other postretirement benefit cost	($6,246)	($5,328)	($3,460)	($2,046)	($1,502)	($935)	($1,070)
Medicare subsidies received in 2008 for claims through September 2008	($1,366)	($714)	($877)	($467)	($509)	($709)	($121)

Non-Qualified Pension Plans

Entergy also sponsors non-qualified, non-contributory defined benefit pension plans that provide benefits to certain key employees. Entergy recognized net periodic pension cost related to these plans of $17.2 million in 2008, $20.6 million in 2007, and $21 million in 2006. The projected benefit obligation was $138.4 million and $134.5 million as of December 31, 2008 and 2007, respectively. There were $0.2 million in plan assets for a pre-merger Entergy Gulf States Louisiana plan at December 31, 2008. The accumulated benefit obligation was $125.5 million and $118 million as of December 31, 2008 and 2007, respectively.

After the application of SFAS 158, Entergy's non-qualified, non-current pension liability at December 31, 2008 and 2007 was $121.5 million and $128.4 million, respectively; and its current liability was $16.7 million and $5.9 million, respectively. The unamortized transition asset, prior service cost and net loss are recognized in regulatory assets ($44.1 million at December 31, 2008 and $43.9 million at December 31, 2007) and accumulated other comprehensive income before taxes ($18.2 million at December 31, 2008 and $17.4 million at December 31, 2007.)

The Registrant Subsidiaries (except System Energy) participate in Entergy's non-qualified, non-contributory defined benefit pension plans that provide benefits to certain key employees. The net periodic pension cost for the non-qualified plans for 2008, 2007, and 2006 was as follows:

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
2008	$533	$313	$28	$218	$48	$908
2007	$493	$1,268	$25	$175	$228	$922
2006	$499	$1,274	$25	$174	$222	$920

The projected benefit obligation for the non-qualified plans as of December 31, 2008 and 2007 was as follows:

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
2008	$3,320	$6,470	$189	$1,232	$454	$11,701
2007	$3,483	$5,475	$166	$1,505	$1,849	$12,465

The accumulated benefit obligation for the non-qualified plans as of December 31, 2008 and 2007 was as follows:

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
2008	$3,114	$6,131	$180	$1,048	$352	$11,634
2007	$3,058	$5,475	$166	$1,259	$1,712	$12,309

After the application of SFAS 158, the following amounts were recorded on the balance sheet as of December 31, 2008 and 2007:

2008	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)

Current liabilities	($332)	($583)	($23)	($105)	($16)	($1,269)
Non-current liabilities	($2,989)	($5,887)	($166)	($1,127)	($438)	($10,274)
Total Funded Status	($3,321)	($6,470)	($189)	($1,232)	($454)	($11,543)

Regulatory Asset	$1,736	$2,026	$114	$431	$314	$628
Accumulated other comprehensive income (before taxes)	$-	$358	$-	$-	$-	$-

2007	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)

Current liabilities	($439)	($536)	($25)	($112)	($16)	($1,236)
Non-current liabilities	($3,044)	($4,939)	($141)	($1,393)	($1,833)	($11,072)
Total Funded Status	($3,483)	($5,475)	($166)	($1,505)	($1,849)	($12,308)

Regulatory Asset	$1,946	$691	$93	$816	$487	$1,689
Accumulated other comprehensiveincome (before taxes)	$-	$120	$-	$-	$-	$-

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

Entergy's subsidiaries' contributions to defined contribution plans collectively were $38.4 million in 2008, $36.6 million in 2007, and $31.4 million in 2006. The majority of the contributions were to the System Savings Plan.

NOTE 12. STOCK-BASED COMPENSATION (Entergy Corporation)

Entergy grants stock options and long-term incentive and restricted liability awards to key employees of the Entergy subsidiaries under its Equity Ownership Plans which are shareholder-approved stock-based compensation plans. The Equity Ownership Plan, as restated in February 2003 (2003 Plan), had 743,600 authorized shares remaining for long-term incentive and restricted liability awards as of December 31, 2008. Effective January 1, 2007, Entergy's shareholders approved the 2007 Equity Ownership and Long-Term Cash Incentive Plan (2007 Plan). The maximum aggregate number of common shares that can be issued from the 2007 Plan for stock-based awards is 7,000,000 with no more than 2,000,000 available for non-option grants. The 2007 Plan, which only applies to awards made on or after January 1, 2007, will expire after 10 years. As of December 31, 2008, there were 3,609,585 authorized shares remaining for stock-based awards, including 2,000,000 for non-option grants.

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

The following table includes financial information for stock options for each of the years presented:

	2008	2007	2006
	(in Millions)

Compensation expense included in Entergy's Net Income	$17.0	$15.0	$11.0
Tax benefit recognized in Entergy's Net Income	$7.0	$6.0	$4.0
Compensation cost capitalized as part of fixed assets and inventory	$3.0	$3.0	$2.0

Entergy determines the fair value of the stock option grants by considering factors such as lack of marketability, stock retention requirements, and regulatory restrictions on exercisability. The fair value valuations comply with SFAS 123R, "Share-Based Payment," which was issued in December 2004 and became effective in the first quarter 2006. The stock option weighted-average assumptions used in determining the fair values are as follows:

	2008	2007	2006

Stock price volatility	18.9%	17.0%	18.7%
Expected term in years	4.64	4.59	3.9
Risk-free interest rate	2.77%	4.85%	4.4%
Dividend yield	2.96%	3.0%	3.2%
Dividend payment	$3.00	$2.16	$2.16

Stock price volatility is calculated based upon the weekly public stock price volatility of Entergy Corporation common stock over the last four to five years.  The expected term of the options is based upon historical option exercises and the weighted average life of options when exercised and the estimated weighted average life of all vested but unexercised options.  In 2008, Entergy implemented stock ownership guidelines for its senior executive officers. These guidelines require an executive officer to own shares of Entergy common stock equal to a specified multiplier of his or her salary. Until an executive officer achieves this multiple ownership portion the executive officer is required to retain 75% of the after-tax net profit upon exercise of the option to be held in Entergy Corporation common stock.  The reduction in fair value of the stock options due to this restriction is based upon an estimate of the call option value of the reinvested gain discounted to present value over the applicable reinvestment period.

A summary of stock option activity for the year ended December 31, 2008 and changes during the year are presented below:

	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Contractual Life

Options outstanding at January 1, 2008	10,531,431	$58.49

Options granted	1,617,400	$108.20
Options exercised	(976,018)	$47.76
Options forfeited/expired	(74,482)	$91.75

Options outstanding at December 31, 2008	11,098,331	$66.45	$185 million	5.7 years

Options exercisable at December 31, 2008	7,886,304	$54.37	$227 million	4.6 years

Weighted-average grant-date fair value of options granted during 2008	$14.41

The weighted-average grant-date fair value of options granted during the year was $14.15 for 2007 and $9.21 for 2006. The total intrinsic value of stock options exercised was $63.7 million during 2008, $116.7 million during 2007, and $65 million during 2006. The intrinsic value, which has no effect on net income, of the stock options exercised is calculated by the difference in Entergy's Corporation common stock price on the date of exercise and the exercise price of the stock options granted. With the adoption of the fair value method of SFAS 123 and the application of SFAS 123R, Entergy recognizes compensation cost over the vesting period of the options based on their grant-date fair value. The total fair value of options that vested was approximately $18 million during 2008, $15 million during 2007, and $15 million during 2006.

The following table summarizes information about stock options outstanding as of December 31, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	As of 12/31/2008	Weighted-Avg. Remaining Contractual Life-Yrs.	Weighted- Avg. Exercise Price	Number Exercisable at 12/31/2008	Weighted- Avg. Exercise Price

$23 - $36.99	528,683	1.7	$23.66	528,683	$23.66
$37 - $50.99	3,430,450	3.0	$41.40	3,430,450	$41.40
$51 - $64.99	1,135,716	5.0	$58.18	1,135,716	$58.18
$65 - $78.99	2,676,647	6.5	$69.25	2,158,516	$69.34
$79 - $91.99	1,735,935	8.1	$91.81	610,139	$91.79
$92 - $108.20	1,590,900	9.1	$108.20	22,800	$108.20
$23 - $108.20	11,098,331	5.7	$66.45	7,886,304	$54.37

Stock-based compensation cost related to non-vested stock options outstanding as of December 31, 2008 not yet recognized is approximately $24 million and is expected to be recognized on a weighted-average period of 1.7 years.

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

The following table includes financial information for the long-term incentive awards for each of the years presented:

	2008	2007	2006
	(In Millions)

Fair value of long-term incentive awards at December 31,	$41	$54	$37
Compensation expense included in Entergy's Net Income for the year	$20	$35	$22
Tax benefit recognized in Entergy's Net Income for the year	$8	$14	$8
Compensation cost capitalized as part of fixed assets and inventory	$5	$6	$3

Entergy paid $36.6 million in 2008 for awards earned under the Long-Term Incentive Plan. The distribution is applicable to the 2005 - 2007 performance period.

Restricted Awards

Entergy grants restricted awards earned under its stock benefit plans in the form of stock units that are subject to time-based restrictions. The restricted units are equal to the cash value of shares of Entergy Corporation common stock at the time of vesting. The costs of restricted awards are charged to income over the restricted period, which varies from grant to grant. The average vesting period for restricted awards granted is 48 months. As of December 31, 2008, there were 148,900 unvested restricted units that are expected to vest over an average period of 29 months.

The following table includes financial information for restricted awards for each of the years presented:

	2008	2007	2006
	(In Millions)

Fair value of restricted awards at December 31,	$7.5	$11.2	$3.6
Compensation expense included in Entergy's Net Income for the year	$2.0	$6.5	$3.1
Tax benefit recognized in Entergy's Net Income for the year	$0.8	$2.5	$1.2
Compensation cost capitalized as part of fixed assets and inventory	$0.4	$1.1	$0.5

Entergy paid $5.7 million in 2008 for awards under the Restricted Awards Plan.

NOTE 13. BUSINESS SEGMENT INFORMATION (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Entergy's reportable segments as of December 31, 2008 are Utility and Non-Utility Nuclear. Utility generates, transmits, distributes, and sells electric power in portions of Arkansas, Louisiana, Mississippi, and Texas, and provides natural gas utility service in portions of Louisiana. Non-Utility Nuclear owns and operates six nuclear power plants and is primarily focused on selling electric power produced by those plants to wholesale customers. "All Other" includes the parent company, Entergy Corporation, and other business activity, including the non-nuclear wholesale assets business and earnings on the proceeds of sales of previously-owned businesses. As a result of the Entergy New Orleans bankruptcy filing, Entergy discontinued the consolidation of Entergy New Orleans retroactive to January 1, 2005, and reported Entergy New Orleans results under the equity method of accounting in the Utility segment in 2006. On May 7, 2007, the bankruptcy judge entered an order confirming Entergy New Orleans' plan of reorganization. With confirmation of the plan of reorganization, Entergy reconsolidated Entergy New Orleans in the second quarter 2007, retroactive to January 1, 2007.

Entergy's segment financial information is as follows:

2008	Utility	Non-Utility Nuclear*	All Other*	Eliminations	Consolidated
	(In Thousands)

Operating revenues	$10,318,630	$2,558,378	$241,715	($24,967)	$13,093,756
Deprec., amort. & decomm.	$984,651	$220,128	$15,490	$-	$1,220,269
Interest and dividend income	$122,657	$62,473	$116,830	($153,744)	$148,216
Equity in loss of unconsolidated equity affiliates	($3)	$-	($11,681)	$-	($11,684)
Interest and other charges	$442,523	$53,926	$286,185	($153,744)	$628,890
Income taxes (benefits)	$371,281	$319,107	($87,390)	$-	$602,998
Net income (loss)	$587,837	$797,280	($164,551)	$-	$1,220,566
Total assets	$28,810,147	$7,848,195	$2,586,456	($2,627,980)	$36,616,818
Investment in affiliates - at equity	$199	$-	$66,048	$-	$66,247
Cash paid for long-lived asset additions	$1,921,624	$271,901	$18,730	$-	$2,212,255

2007	Utility	Non-Utility Nuclear*	All Other*	Eliminations	Consolidated
	(In Thousands)

Operating revenues	$9,255,075	$2,029,666	$225,216	($25,559)	$11,484,398
Deprec., amort. & decomm.	$939,152	$177,872	$14,586	$-	$1,131,610
Interest and dividend income	$124,992	$102,840	$88,066	($81,901)	$233,997
Equity in earnings of unconsolidated equity affiliates	($2)	$-	$3,178	$-	$3,176
Interest and other charges	$444,067	$34,738	$265,253	($81,901)	$662,157
Income taxes (benefits)	$382,025	$230,407	($98,015)	$-	$514,417
Net income (loss)	$682,707	$539,200	($87,058)	$-	$1,134,849
Total assets	$26,174,159	$7,014,484	$1,982,429	($1,528,070)	$33,643,002
Investment in affiliates - at equity	$202	$-	$78,790	$-	$78,992
Cash paid for long-lived asset additions	$1,315,564	$258,457	$2,754	$1,255	$1,578,030

2006	Utility	Non-Utility Nuclear*	All Other*	Eliminations	Consolidated
	(In Thousands)

Operating revenues	$9,150,030	$1,544,873	$275,299	($38,044)	$10,932,158
Deprec., amort. & decomm.	$886,537	$134,661	$12,478	$-	$1,033,676
Interest and dividend income	$112,887	$83,155	$95,985	($93,192)	$198,835
Equity in earnings of unconsolidated equity affiliates	$4,058	$-	$89,686	$-	$93,744
Interest and other charges	$428,662	$47,424	$194,911	($93,192)	$577,805
Income taxes (benefits)	$333,105	$204,659	($94,720)	$-	$443,044
Loss from discontinued operations	$-	$-	($496)	$-	($496)
Net income	$691,160	$309,496	$131,894	$52	$1,132,602
Total assets	$25,238,359	$5,369,730	$2,866,377	($2,391,735)	$31,082,731
Investment in affiliates - at equity	$154,193	$-	$209,033	($134,137)	$229,089
Cash paid for long-lived asset additions	$1,306,387	$302,865	$23,034	$982	$1,633,268

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

Revenues and pre-tax income (loss) related to the Competitive Retail Services business' discontinued operations were as follows:
	2008	2007	2006
	(In Thousands)

Operating revenues	$-	$-	$134,444
Pre-tax income (loss)	$-	$-	($429)

There were no assets or liabilities related to the Competitive Retail Services business' discontinued operations as of December 31, 2008 and 2007.

Geographic Areas

For the years ended December 31, 2008 and 2007, Entergy derived none of its revenue from outside of the United States. For the year ended December 31, 2006, Entergy derived less than 1% of its revenue from outside of the United States.

As of December 31, 2008 and 2007, Entergy had no long-lived assets located outside of the United States.

Registrant Subsidiaries

Each of the Registrant Subsidiaries has one reportable segment, which is an integrated utility business, except for System Energy, which is an electricity generation business. Each of the Registrant Subsidiaries' operations is managed on an integrated basis by that company because of the substantial effect of cost-based rates and regulatory oversight on the business process, cost structures, and operating results.

NOTE 14. EQUITY METHOD INVESTMENTS (Entergy Corporation)

As of December 31, 2008, Entergy owns investments in the following companies that it accounts for under the equity method of accounting:
Company	Ownership	Description

Entergy-Koch, LP	50% partnership interest	Entergy-Koch was in the energy commodity marketing and trading business and gas transportation and storage business until the fourth quarter 2004 when these businesses were sold.

RS Cogen LLC	50% member interest	Co-generation project that produces power and steam on an industrial and merchant basis in the Lake Charles, Louisiana area.

Top Deer	50% member interest	Wind-powered electric generation joint venture.

Following is a reconciliation of Entergy's investments in equity affiliates:

	2008	2007	2006
	(In Thousands)

Beginning of year	$78,992	$229,089	$296,784
Entergy New Orleans (a)	-	(153,988)	-
Income (loss) from the investments	(11,684)	3,176	93,744
Distributions received	-	-	(163,697)
Dispositions and other adjustments	(1,061)	715	2,258
End of year	$66,247	$78,992	$229,089

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

The following is a summary of combined financial information reported by Entergy's equity method investees:
	2008	2007	2006 (1)
	(In Thousands)

Income Statement Items
Operating revenues	$60,350	$65,600	$632,820
Operating income (loss)	($5,320)	$22,606	$27,452
Net income (loss)	($23,361)	$6,257	$212,210 (2)

Balance Sheet Items
Current assets	$91,559	$96,624
Noncurrent assets	$353,562	$372,421
Current liabilities	$106,697	$92,423
Noncurrent liabilities	$217,792	$229,037

(1)	Includes financial information for Entergy New Orleans which was accounted for under the equity method of accounting in 2006.
(2)	Includes gains recorded by Entergy-Koch on the sales of its energy trading and pipeline businesses.

Related-party transactions and guarantees

See Note 18 to the financial statements for a discussion of the Entergy New Orleans bankruptcy proceedings and activity between Entergy and Entergy New Orleans.

Entergy Louisiana and Entergy New Orleans entered into purchase power agreements with RS Cogen that expired in April 2006, and purchased a total of $15.8 million of capacity and energy from RS Cogen in 2006. Entergy Gulf States Louisiana purchased approximately $82.5 million, $68.4 million, and $64.3 million of electricity generated from Entergy's share of RS Cogen in 2008, 2007, and 2006, respectively. Entergy's operating transactions with its other equity method investees were not significant in 2008, 2007, or 2006.

NOTE 15. ACQUISITIONS AND DISPOSITIONS (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, and Entergy Mississippi)

Calcasieu

In March 2008, Entergy Gulf States Louisiana purchased the Calcasieu Generating Facility, a 322 MW simple-cycle gas-fired power plant located near the city of Sulphur in southwestern Louisiana, for approximately $56 million from a subsidiary of Dynegy, Inc. Entergy Gulf States Louisiana received the plant, materials and supplies, SO2 emission allowances, and related real estate in the transaction. The FERC and the LPSC approved the acquisition.

Ouachita

In September 2008, Entergy Arkansas purchased the Ouachita Plant, a 789 MW three-train gas-fired combined cycle generating turbine (CCGT) electric power plant located 20 miles south of the Arkansas state line near Sterlington, Louisiana, for approximately $210 million from a subsidiary of Cogentrix Energy, Inc. Entergy Arkansas received the plant, materials and supplies, and related real estate in the transaction. The FERC and the APSC approved the acquisition. The APSC also approved the recovery of the acquisition and ownership costs through a rate rider and the planned sale of one-third of the capacity and energy to Entergy Gulf States Louisiana. The LPSC also approved the purchase of one-third of the capacity and energy by Entergy Gulf States Louisiana, subject to certain conditions, including a study to determine the costs and benefits of Entergy Gulf States Louisiana exercising an option to purchase one-third of the plant (Unit 3) from Entergy Arkansas. Entergy Gulf States Louisiana is scheduled to report the results of that study by March 30, 2009.

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

For the PPA, which was at below-market prices at the time of the acquisition, Non-Utility Nuclear will amortize a liability to revenue over the life of the agreement. The amount that will be amortized each period is based upon the difference between the present value calculated at the date of acquisition of each year's difference between revenue under the agreement and revenue based on estimated market prices. Amounts amortized to revenue were $76 million in 2008 and $50 million in 2007. The amounts to be amortized to revenue for the next five years will be $53 million for 2009, $46 million for 2010, $43 million for 2011, $17 million in 2012 and $18 million for 2013.

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

NYPA Value Sharing Agreements

Non-Utility Nuclear's purchase of the FitzPatrick and Indian Point 3 plants from NYPA included value sharing agreements with NYPA. In October 2007, Non-Utility Nuclear and NYPA amended and restated the value sharing agreements to clarify and amend certain provisions of the original terms. Under the amended value sharing agreements, Non-Utility Nuclear will make annual payments to NYPA based on the generation output of the Indian Point 3 and FitzPatrick plants from January 2007 through December 2014. Non-Utility Nuclear will pay NYPA $6.59 per MWh for power sold from Indian Point 3, up to an annual cap of $48 million, and $3.91 per MWh for power sold from FitzPatrick, up to an annual cap of $24 million. The annual payment for each year is due by January 15 of the following year. Non-Utility Nuclear will record its liability for payments to NYPA as power is generated and sold by Indian Point 3 and FitzPatrick. An amount equal to the liability will be recorded to the plant asset account as contingent purchase price consideration for the plants. Non-Utility Nuclear recorded $72 million as plant in both 2008 and 2007. This amount will be depreciated over the expected remaining useful life of the plants.

In August 2008, Non-Utility Nuclear entered into a resolution of a dispute with NYPA over the applicability of the value sharing agreements to its FitzPatrick and Indian Point 3 nuclear power plants after the planned spin-off of the Non-Utility Nuclear business. Under the resolution, Non-Utility Nuclear agreed not to treat the separation as a "Cessation Event" that would terminate its obligation to make the payments under the value sharing agreements. As a result, after the spin-off transaction, Enexus will continue to be obligated to make payments to NYPA under the amended and restated value sharing agreements.

Asset Dispositions

Entergy-Koch Businesses

In the fourth quarter 2004, Entergy-Koch sold its energy trading and pipeline businesses to third parties. The sales came after a review of strategic alternatives for enhancing the value of Entergy-Koch, LP. Entergy received $862 million of cash distributions in 2004 from Entergy-Koch after the business sales. Due to the November 2006 expiration of contingencies on the sale of Entergy-Koch's trading business, and the corresponding release to Entergy-Koch of sales proceeds held in escrow, Entergy recorded a gain related to its Entergy-Koch investment of approximately $55 million, net-of-tax, in the fourth quarter 2006 and received additional cash distributions of approximately $163 million. Entergy expects future distributions upon liquidation of the partnership will be less than $35 million.

Other

In the second quarter 2008, Entergy sold its remaining interest in Warren Power and realized a gain of $11.2 million ($6.9 million net-of-tax) on the sale.

In the second quarter 2006, Entergy sold its remaining interest in a power development project and realized a gain of $14.1 million ($8.6 million net-of-tax) on the sale.

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

Hedging Derivatives

Entergy classifies substantially all of the following types of derivative instruments held by its consolidated businesses as cash flow hedges:
Instrument	Business

Natural gas and electricity futures, forwards, and options	Utility, Non-Utility Nuclear, Non-nuclear wholesale assets
Foreign currency forwards	Utility, Non-Utility Nuclear

Based on market prices as of December 31, 2008, cash flow hedges with net unrealized gains of approximately $79 million net-of-tax at December 31, 2008 are expected to be reclassified from accumulated other comprehensive income to operating revenues in 2009.  The actual amount reclassified from accumulated other comprehensive income, however, could vary due to future changes in market prices. Net losses totaling approximately $63 million were realized during 2008 on the maturity of cash flow hedges. Unrealized gains or losses result from hedging power output at the Non-Utility Nuclear power stations and foreign currency hedges related to Euro-denominated nuclear fuel acquisitions. The related gains or losses from hedging power are included in revenues when realized. The realized gains or losses from foreign currency transactions are included in the cost of capitalized fuel. The maximum length of time over which Entergy is currently hedging the variability in future cash flows for forecasted transactions at December 31, 2008 is approximately four years. The ineffective portion of the change in the value of Entergy's cash flow hedges during 2008, 2007, and 2006 was insignificant.

Fair Values

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

The values for the cash flow hedges that are recorded as derivative contract assets or liabilities are based on both observable inputs including public market prices and unobservable inputs such as model-generated prices for longer-term markets and are classified as Level 3 assets and liabilities. The amounts reflected as the fair value of derivative assets or liabilities are based on the estimated amount that the contracts are in-the-money at the balance sheet date (treated as an asset) or out-of-the-money at the balance sheet date (treated as a liability) and would equal the estimated amount receivable from or payable to Entergy if the contracts were settled at that date. These derivative contracts include cash flow hedges that swap fixed for floating cash flows for sales of the output from Entergy's Non-Utility Nuclear business. The fair values are based on the mark-to-market comparison between the fixed contract prices and the floating prices determined each period from a combination of quoted forward power market prices for the period for which such curves are available, and model-generated prices using quoted forward gas market curves and estimates regarding heat rates to convert gas to power and the costs associated with the transportation of the power from the plants' bus bar to the contract's point of delivery, generally a power market hub, for the period thereafter. The difference between the fixed price in the swap contract and these market-related prices multiplied by the volume specified in the contract and discounted at the counterparties' credit adjusted risk free rate are recorded as derivative contract assets or liabilities. All of the $207 million net assets at December 31, 2008 are in-the-money contracts with counterparties who are currently all investment grade.

The following table sets forth, by level within the fair value hierarchy established by SFAS 157, Entergy's assets and liabilities that are accounted for at fair value on a recurring basis as of December 31, 2008. The assessment of the significance of a particular input to a fair value measurement requires judgment and may affect their placement within the fair value hierarchy levels.
	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$1,805	$-	$-	$1,805
Decommissioning trust funds	508	2,324	-	2,832
Power contracts	-	-	207	207
Securitization recovery trust account	12	-	-	12
Other investments	35	-	-	35
	$2,360	$2,324	$207	$4,891

Liabilities:
Gas hedge contracts	$67	$-	$-	$67

The following table sets forth a reconciliation of changes in the assets (liabilities) for the fair value of derivatives classified as level 3 in the SFAS 157 fair value hierarchy in 2008 (in millions).

Balance as of January 1, 2008	($12)

Price changes (unrealized gains/losses)	226
Originated	(70)
Settlements	63

Balance as of December 31, 2008	$207

The following table sets forth, by level within the fair value hierarchy established by SFAS 157, the Registrant Subsidaries' assets and liabilities that are accounted for at fair value on a recurring basis as of December 31, 2008. The assessment of the significance of a particular input to a fair value measurement requires judgment and may affect its placement within the fair value hierarchy levels (in millions).

	Level 1	Level 2	Level 3	Total

Entergy Arkansas:
Assets:
Temporary cash investments	$36.3	$-	$-	$36.3
Decommissioning trust funds	16.4	374.1	-	390.5
	$52.7	$374.1	$-	$426.8

Entergy Gulf States Louisiana:
Assets:
Temporary cash investments	$26.6	$-	$-	$26.6
Decommissioning trust funds	22.3	280.9	-	303.2
	$48.9	$280.9	$-	$329.8

Liabilities:
Gas hedge contracts	$20.2	$-	$-	$20.2

Entergy Louisiana:
Assets:
Temporary cash investments	$138.9	$-	$-	$138.9
Decommissioning trust funds	51.0	129.9	-	180.9
Other investments	0.8	-	-	0.8
	$190.7	$129.9	$-	$320.6

Liabilities:
Gas hedge contracts	$26.7	$-	$-	$26.7

Entergy Mississippi:
Assets:
Other investments	$31.7	$-	$-	$31.7

Liabilities:
Gas hedge contracts	$15.6	$-	$-	$15.6

Entergy New Orleans:
Assets:
Other investments	$2.8	$-	$-	$2.8

Liabilities:
Gas hedge contracts	$4.3	$-	$-	$4.3

Entergy Texas:
Assets:
Securitization recovery trust account	$12.0	$-	$-	$12.0

System Energy:
Assets:
Temporary cash investments	$102.5	$-	$-	$102.5
Decommissioning trust funds	69.5	199.3	-	268.8
	$172.0	$199.3	$-	$371.3

Financial Instruments

The estimated fair value of Entergy's financial instruments (power contracts) is determined using forward mid curves provided by an industry recognized independent market surveyor.  These independent market curves are periodically compared to NYMEX Clearport prices where available and have been found to be materially identical.  Additional adjustments for unit contingent discounts and/or price differentials between liquid market locations and plant busbars are internally determined and applied depending on settlement terms of the financial instrument.  In determining these adjustments, Entergy uses a process that estimates the forward values based on recent observed history.  Due largely to the potential for market or product illiquidity, forward estimates are not necessarily indicative of the amounts that Entergy could realize in a current market exchange.  In addition, gains or losses realized on financial instruments held by regulated businesses may be reflected in future rates and therefore do not necessarily accrue to the benefit or detriment of stockholders.

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

NOTE 17. DECOMMISSIONING TRUST FUNDS (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, and System Energy)

Entergy holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts. The NRC requires Entergy to maintain trusts to fund the costs of decommissioning ANO 1, ANO 2, River Bend, Waterford 3, Grand Gulf, Pilgrim, Indian Point 1 and 2, Vermont Yankee, and Palisades (NYPA currently retains the decommissioning trusts and liabilities for Indian Point 3 and FitzPatrick). The funds are invested primarily in equity securities; fixed-rate, fixed-income securities; and cash and cash equivalents. The securities held at December 31, 2008 and 2007 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2008
Equity Securities	$1,436	$85	$177
Debt Securities	1,396	77	21
Total	$2,832	$162	$198

2007
Equity Securities	$1,928	$466	$9
Debt Securities	1,380	40	3
Total	$3,308	$506	$12

The debt securities have an average coupon rate of approximately 4.95%, an average duration of approximately 5.13 years, and an average maturity of approximately 8.9 years. The equity securities are generally held in funds that are designed to approximate or somewhat exceed the return of the Standard & Poor's 500 Index. A relatively small percentage of the securities are held in funds intended to replicate the return of the Wilshire 4500 Index or the Russell 3000 Index.

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows at December 31, 2008:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$968	$160	$271	$18
More than 12 months	29	17	17	3
Total	$997	$177	$288	$21

The unrealized losses in excess of twelve months above relate to Entergy's Utility operating companies and System Energy.

The fair value of debt securities, summarized by contractual maturities, at December 31, 2008 and 2007 are as follows:

	2008	2007
	(In Millions)
less than 1 year	$21	$83
1 year - 5 years	526	388
5 years - 10 years	490	535
10 years - 15 years	146	127
15 years - 20 years	52	81
20 years+	161	166
Total	$1,396	$1,380

During the years ended December 31, 2008, 2007, and 2006, proceeds from the dispositions of securities amounted to $1,652 million, $1,583 million, and $778 million, respectively. During the years ended December 31, 2008, 2007, and 2006, gross gains of $26 million, $5 million, and $5 million, respectively, and gross losses of $20 million, $4 million, and $10 million, respectively, were reclassified out of other comprehensive income into earnings.

Entergy Arkansas

Entergy Arkansas holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts. The securities held at December 31, 2008 and 2007 are summarized as follows:
	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2008
Equity Securities	$165.6	$31.7	$13.7
Debt Securities	224.9	12.8	2.4
Total	$390.5	$44.5	$16.1

2007
Equity Securities	$249.2	$112.4	$0.1
Debt Securities	217.2	5.4	0.3
Total	$466.4	$117.8	$0.4

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows at December 31, 2008:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$52.2	$11.7	$49.4	$2.2
More than 12 months	3.4	2.0	1.8	0.2
Total	$55.6	$13.7	$51.2	$2.4

The fair value of debt securities, summarized by contractual maturities, at December 31, 2008 and 2007 are as follows:

	2008	2007
	(In Millions)

less than 1 year	$2.0	$19.1
1 year - 5 years	127.0	51.5
5 years - 10 years	93.9	143.4
10 years - 15 years	2.0	3.2
15 years - 20 years	-	-
20 years+	-	-
Total	$224.9	$217.2

During the years ended December 31, 2008, 2007, and 2006, proceeds from the dispositions of securities amounted to $162.1 million, $96.0 million, and $105.7 million, respectively. During the years ended December 31, 2008, 2007, and 2006, gross gains of $3.8 million, $0.4 million, and $0.3 million, respectively, and gross losses of $0.5 million, $0.4 million, and $1.3 million, respectively, were recorded in earnings.

Entergy Gulf States Louisiana

Entergy Gulf States Louisiana holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts. The securities held at December 31, 2008 and 2007 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2008
Equity Securities	$132.3	$4.6	$24.5
Debt Securities	170.9	8.7	3.3
Total	$303.2	$13.3	$27.8

2007
Equity Securities	$194.5	$55.6	$0.1
Debt Securities	171.6	7.3	0.3
Total	$366.1	$62.9	$0.4

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows at December 31, 2008:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$98.0	$21.4	$45.0	$2.5
More than 12 months	5.2	3.1	6.3	0.8
Total	$103.2	$24.5	$51.3	$3.3

The fair value of debt securities, summarized by contractual maturities, at December 31, 2008 and 2007 are as follows:

	2008	2007
	(In Millions)

less than 1 year	$6.5	$6.3
1 year - 5 years	36.5	40.2
5 years - 10 years	75.7	68.5
10 years - 15 years	36.0	36.8
15 years - 20 years	8.7	12.8
20 years+	7.5	7.0
Total	$170.9	$171.6

During the years ended December 31, 2008, 2007, and 2006, proceeds from the dispositions of securities amounted to $65.1 million, $64.6 million, and $60.1 million, respectively. During the years ended December 31, 2008, 2007, and 2006, gross gains of $1.0 million, $0.1 million, and $0.3 million, respectively, and gross losses of $0.6 million, $0.2 million, and $0.2 million, respectively, were recorded in earnings.

Entergy Louisiana

Entergy Louisiana holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts. The securities held at December 31, 2008 and 2007 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2008
Equity Securities	$93.3	$3.9	$17.2
Debt Securities	87.6	7.1	1.6
Total	$180.9	$11.0	$18.8

2007
Equity Securities	$132.3	$38.7	$0.1
Debt Securities	89.7	2.7	0.3
Total	$222.0	$41.4	$0.4

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows at December 31, 2008:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$52.3	$12.9	$15.0	$1.1
More than 12 months	7.0	4.3	2.5	0.5
Total	$59.3	$17.2	$17.5	$1.6

The fair value of debt securities, summarized by contractual maturities, at December 31, 2008 and 2007 are as follows:

	2008	2007
	(In Millions)

less than 1 year	$1.2	$13.3
1 year - 5 years	33.4	13.3
5 years - 10 years	21.4	30.8
10 years - 15 years	10.5	5.3
15 years - 20 years	6.8	13.1
20 years+	14.3	13.9
Total	$87.6	$89.7

During the years ended December 31, 2008, 2007, and 2006, proceeds from the dispositions of securities amounted to $23.5 million, $23.8 million, and $20.2 million, respectively. During the years ended December 31, 2008, 2007, and 2006, gross gains of $0.5 million, $0.6 million, and $0.8 million, respectively, and gross losses of $0.4 million, $0.3 million, and $40,560, respectively, were recorded in earnings.

System Energy

System Energy holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts. The securities held at December 31, 2008 and 2007 are summarized as follows:
	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2008
Equity Securities	$127.8	$2.0	$36.3
Debt Securities	141.0	6.9	3.9
Total	$268.8	$8.9	$40.2

2007
Equity Securities	$182.1	$40.8	$0.1
Debt Securities	133.6	2.8	1.0
Total	$315.7	$43.6	$1.1

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows at December 31, 2008:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$91.4	$28.4	$24.7	$2.7
More than 12 months	13.2	7.9	6.2	1.2
Total	$104.6	$36.3	$30.9	$3.9

The fair value of debt securities, summarized by contractual maturities, at December 31, 2008 and 2007 are as follows:

	2008	2007
	(In Millions)

less than 1 year	$2.0	$8.0
1 year - 5 years	48.0	53.4
5 years - 10 years	44.0	37.3
10 years - 15 years	10.0	5.5
15 years - 20 years	1.2	4.7
20 years+	35.8	24.7
Total	$141.0	$133.6

During the years ended December 31, 2008, 2007, and 2006, proceeds from the dispositions of securities amounted to $483.4 million, $105.7 million, and $88.2 million, respectively. During the years ended December 31, 2008, 2007, and 2006, gross gains of $4.7 million, $0.9 million, and $0.4 million, respectively, and gross losses of $4.2 million, $0.4 million, and $0.9 million, respectively, were recorded in earnings.

Other than temporary impairments and unrealized gains and losses

Entergy, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, and System Energy evaluate these unrealized losses at the end of each period to determine whether an other than temporary impairment has occurred. The assessment of whether an investment has suffered an other than temporary impairment is based on a number of factors including, first, whether Entergy has the ability and intent to hold the investment to recover its value, the duration and severity of any losses, and, then, whether it is expected that the investment will recover its value within a reasonable period of time. Entergy's trusts are managed by third parties who operate in accordance with agreements that define investment guidelines and place restrictions on the purchases and sales of investments. Non-Utility Nuclear recorded charges of $50 million in 2008 to interest income resulting from the recognition of the other than temporary impairment of certain securities held in its decommissioning trust funds. Non-Utility Nuclear did not record any significant impairments in 2007 on these assets.

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

  Entergy New Orleans paid in full, in cash, the allowed third-party prepetition accounts payable (approximately $29 million, including interest). Entergy New Orleans paid interest from September 23, 2005 at the Louisiana judicial rate of interest for 2005 (6%) and 2006 (8%), and at the Louisiana judicial rate of interest (9.5%) plus 1% for 2007 through the date of payment.
  Entergy New Orleans issued notes due in three years in satisfaction of its affiliate prepetition accounts payable (approximately $74 million, including interest), including its indebtedness to the Entergy System money pool. Entergy New Orleans included in the principal amount of the notes accrued interest from September 23, 2005 at the Louisiana judicial rate of interest for 2005 (6%) and 2006 (8%), and at the Louisiana judicial rate of interest plus 1% for 2007 through the date of issuance of the notes. Entergy New Orleans will pay interest on the notes from their date of issuance at the Louisiana judicial rate of interest plus 1%. The Louisiana judicial rate of interest is 9.5% for 2007, 8.5% for 2008, and 5.5% for 2009.
  Entergy New Orleans repaid in full, in cash, the outstanding borrowings under the debtor-in-possession credit agreement between Entergy New Orleans and Entergy Corporation (approximately $67 million).
  Entergy New Orleans' first mortgage bonds remain outstanding with their stated maturity dates and interest terms. Pursuant to an agreement with its first mortgage bondholders, Entergy New Orleans paid the first mortgage bondholders an amount equal to the one year of interest from the bankruptcy petition date that the bondholders had waived previously in the bankruptcy proceeding (approximately $12 million).

  Entergy New Orleans' preferred stock will remain outstanding on its stated dividend terms, and Entergy New Orleans paid its unpaid preferred dividends in arrears (approximately $1 million).
  Litigation claims were generally unaltered, and will generally proceed as if Entergy New Orleans had not filed for bankruptcy protection, with exceptions for certain claims.

(Entergy Corporation)

With confirmation of the plan of reorganization, Entergy reconsolidated Entergy New Orleans in the second quarter 2007, retroactive to January 1, 2007. Because Entergy owns all of the common stock of Entergy New Orleans, reconsolidation does not affect the amount of net income that Entergy records from Entergy New Orleans' operations for any current or prior periods, but does result in Entergy New Orleans' results being included in each individual income statement line item in 2007, rather than just its net income being presented as "Equity in earnings of unconsolidated equity affiliates," as remains the case for 2006.

Entergy's income statement for 2006 includes $220 million in operating revenues and $46 million in purchased power expenses from transactions between Entergy New Orleans and Entergy's subsidiaries. Because Entergy owns all of the common stock of Entergy New Orleans, however, the deconsolidation of Entergy New Orleans in 2005 and 2006 did not affect the amount of net income Entergy recorded resulting from Entergy New Orleans' operations.

(Entergy New Orleans)

Reorganization items reported as operating expenses in the income statements primarily consist of professional fees associated with the bankruptcy case and, pursuant to an agreement with the first mortgage bondholders, the accrual in the fourth quarter 2006 for Entergy New Orleans' plan of reorganization provision that resulted in the payment to the first mortgage bondholders of an amount ($12.2 million) equal to the one year of interest from the bankruptcy petition date that the bondholders had waived previously in the bankruptcy proceeding.

NOTE 19. TRANSACTIONS WITH AFFILIATES (Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Each Registrant Subsidiary purchases electricity from or sells electricity to the other Registrant Subsidiaries, or both, under rate schedules filed with FERC. The Registrant Subsidiaries purchase fuel from System Fuels; receive management, technical, advisory, operating, and administrative services from Entergy Services; and receive management, technical, and operating services from Entergy Operations. These transactions are on an "at cost" basis. In addition, Entergy Power sells electricity to Entergy Arkansas, Entergy Louisiana, and Entergy New Orleans. RS Cogen sells electricity to Entergy Gulf States Louisiana and sold electricity to Entergy Louisiana and Entergy New Orleans in 2006.

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

The tables below contain the various affiliate transactions of the Utility operating companies, System Energy, and other Entergy affiliates.
Intercompany Revenues

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Millions)

2008	$419.1	$644.1	$257.8	$99.7	$161.0	$438.7	$529.0
2007	$302.7	$234.3	$317.4	$145.9	$102.9	$398.8	$553.2
2006	$328.1	$148.4	$223.8	$46.4	$46.0	$355.0	$555.5

Intercompany Operating Expenses

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Millions)

	(1)	(2)	(3)		(4)
2008	$723.4	$908.8	$587.5	$385.1	$213.1	$553.7	$118.5
2007	$766.0	$619.2	$521.9	$369.1	$222.2	$483.0	$115.2
2006	$485.5	$499.5	$509.2	$387.2	$255.4	$417.0	$110.6

(1)	Includes $0.5 million in 2008, $4.8 million in 2007, and $0.2 million in 2006 for power purchased from Entergy Power.
(2)	Includes power purchased from RS Cogen of $82.5 million in 2008, $68.4 million in 2007, $64.3 million in 2006.
(3)

Includes power purchased from Entergy Power of $10.5 million in 2008 and $10.9 million in 2007. Includes power purchased from Entergy Power and RS Cogen LLC in 2006 of $9.8 million and $12.0 million, respectively.

(4)

Includes power purchased from Entergy Power of $10.3 million in 2008 and $10.7 million in 2007. Includes power purchased from Entergy Power and RS Cogen LLC in 2006 of $10.0 million and $3.8 million, respectively.

Intercompany Interest Income

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Millions)

2008	$1.4	$2.0	$1.9	$0.9	$2.0	$2.6	$2.1
2007	$2.8	$7.9	$1.7	$2.4	$0.4	$4.1	$6.1
2006	$2.5	$2.9	$1.2	$3.4	$0.3	$1.2	$8.9

NOTE 20. QUARTERLY FINANCIAL DATA (UNAUDITED) (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Operating results for the four quarters of 2008 and 2007 for Entergy Corporation and subsidiaries were:

	Operating Revenues	Operating Income	Net Income
	(In Thousands)
2008:
First Quarter	$2,864,734	$606,233	$308,749
Second Quarter	$3,264,271	$568,109	$270,954
Third Quarter	$3,963,884	$752,092	$470,289
Fourth Quarter	$3,000,867	$356,733	$170,574

2007:
First Quarter	$2,694,060	$438,594	$212,195
Second Quarter	$2,769,352	$478,040	$267,602
Third Quarter	$3,289,087	$810,332	$461,159
Fourth Quarter	$2,731,899	$329,402	$193,893

Earnings per Average Common Share

	2008		2007
	Basic	Diluted	Basic	Diluted

First Quarter	$1.60	$1.56	$1.06	$1.03
Second Quarter	$1.42	$1.37	$1.36	$1.32
Third Quarter	$2.47	$2.41	$2.37	$2.30
Fourth Quarter	$.90	$.89	$1.00	$0.96

The business of the Utility operating companies is subject to seasonal fluctuations with the peak periods occurring during the third quarter. Operating results for the Registrant Subsidiaries for the four quarters of 2008 and 2007 were:
Operating Revenue

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
2008:
First Quarter	$499,374	$558,564	$564,744	$294,850	$191,355	$397,042	$114,372
Second Quarter	$580,462	$702,536	$753,778	$351,982	$227,508	$565,349	$128,366
Third Quarter	$711,835	$856,882	$1,021,588	$491,113	$215,603	$621,321	$142,045
Fourth Quarter	$536,678	$615,383	$711,184	$324,237	$179,917	$428,546	$144,215
2007:
First Quarter	$502,738	$833,182	$617,479	$270,525	$168,642	$419,388	$126,157
Second Quarter	$434,027	$881,658	$656,299	$345,916	$163,488	$450,905	$129,471
Third Quarter	$624,664	$958,040	$801,890	$447,244	$190,863	$446,130	$144,383
Fourth Quarter	$471,536	$861,732	$661,884	$309,117	$153,934	$466,500	$153,182

Operating Income (Loss)

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
2008:
First Quarter	$52,661	$58,867	$47,219	$19,169	$19,368	$27,134	$45,342
Second Quarter	$65,801	$50,740	$73,127	$40,107	$20,905	$42,238	$44,562
Third Quarter	$108,293	$97,111	$97,600	$55,127	$21,985	$48,763	$50,936
Fourth Quarter	($21,261)	$37,000	$32,152	$20,787	$7,501	$17,784	$48,393
2007:
First Quarter	$62,406	$62,372	$51,453	$13,522	$7,574	$3,314	$50,329
Second Quarter	$63,979	$72,771	$68,544	$36,630	$22,836	$13,147	$54,804
Third Quarter	$148,696	$174,363	$140,761	$67,935	$17,530	$76,268	$53,065
Fourth Quarter	$9,334	$74,040	$27,748	$23,858	($1,919)	$51,473	$51,328

Net Income (Loss)

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
2008:
First Quarter	$22,718	$30,826	$19,596	$5,679	$7,947	$7,712	$21,601
Second Quarter	$27,521	$23,187	$36,544	$20,130	$11,631	$21,416	$22,091
Third Quarter	$50,273	$59,935	$64,225	$27,924	$12,104	$22,916	$22,384
Fourth Quarter	($53,360)	$30,819	$37,178	$5,977	$3,265	$5,851	$24,991
2007:
First Quarter	$28,882	$27,597	$23,768	$5,409	$3,150	($3,396)	$27,297
Second Quarter	$30,592	$31,960	$30,798	$19,331	$12,018	($162)	$26,964
Third Quarter	$83,701	$99,382	$77,311	$36,125	$9,679	$40,255	$27,432
Fourth Quarter	($4,064)	$33,840	$11,460	$11,241	($265)	$22,224	$54,388

ENTERGY'S BUSINESS (continued from page 3)

Utility

The Utility business segment includes six wholly-owned retail electric utility subsidiaries: Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas. These companies generate, transmit, distribute and sell electric power to retail and wholesale customers in Arkansas, Louisiana, Mississippi, and Texas. Entergy Gulf States Louisiana and Entergy New Orleans also provide natural gas utility services to customers in and around Baton Rouge, Louisiana, and New Orleans, Louisiana, respectively. Also included in the Utility is System Energy, a wholly-owned subsidiary of Entergy Corporation that owns or leases 90 percent of Grand Gulf. System Energy sells its power and capacity from Grand Gulf at wholesale to Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans.

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

Customers

As of December 31, 2008, the Utility operating companies provided retail electric and gas service to customers in Arkansas, Louisiana, Mississippi, and Texas, as follows:
		Electric Customers		Gas Customers
	Area Served	(In Thousands)	(%)	(In Thousands)	(%)

Entergy Arkansas	Portions of Arkansas	688	26%
Entergy Gulf States Louisiana	Portions of Louisiana	375	14%	92	50%
Entergy Louisiana	Portions of Louisiana	658	24%
Entergy Mississippi	Portions of Mississippi	432	16%
Entergy New Orleans	City of New Orleans*	141	5%	93	50%
Entergy Texas	Portions of Texas	395	15%
Total customers		2,689	100%	185	100%

*	Excludes the Algiers area of the city, where Entergy Louisiana provides electric service.

Electric Energy Sales

The electric energy sales of the Utility operating companies are subject to seasonal fluctuations, with the peak sales period normally occurring during the third quarter of each year. On July 28, 2008, Entergy reached a 2008 peak demand of 21,241 MW, compared to the 2007 peak of 22,001 MW recorded on August 14 of that year.  Selected electric energy sales data is shown in the table below:

Selected 2008 Electric Energy Sales Data

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy	Entergy (a)
	(In GWh)
Sales to retail customers	21,038	18,492	27,892	13,171	4,483	15,533	-	100,609
Sales for resale:
Affiliates	7,890	6,490	2,028	534	1,336	3,771	8,475	-
Others	2,159	2,524	205	401	25	87	-	5,401
Total	31,087	27,506	30,125	14,106	5,844	19,391	8,475	106,010

Average use per residential customer (kWh)	13,269	15,241	14,856	14,762	11,205	15,135	-	14,341

(a)	Includes the effect of intercompany eliminations.

The following table illustrates the Utility operating companies' 2008 combined electric sales volume as a percentage of total electric sales volume, and 2008 combined electric revenues as a percentage of total 2008 electric revenue, each by customer class.

Customer Class	% of Sales Volume	% of Revenue

Residential	31.2	35.8
Commercial	25.8	27.2
Industrial (a)	35.7	29.1
Governmental	2.2	2.5
Wholesale	5.1	5.4

(a)	Major industrial customers are in the chemical, petroleum refining, and paper industries.

See "Selected Financial Data" for each of the Utility operating companies for the detail of their sales by customer class for 2004-2008.

Selected 2008 Natural Gas Sales Data

Entergy New Orleans and Entergy Gulf States Louisiana provide both electric power and natural gas to retail customers. Entergy New Orleans and Entergy Gulf States Louisiana sold 9,374,188 and 6,786,843 Mcf, respectively, of natural gas to retail customers in 2008. In 2008, 96% of Entergy Gulf States Louisiana's operating revenue was derived from the electric utility business, and only 4% from the natural gas distribution business. For Entergy New Orleans, 83% of operating revenue was derived from the electric utility business and 17% from the natural gas distribution business in 2008. Following is data concerning Entergy New Orleans' 2008 retail operating revenue sources.

Customer Class	Electric Operating Revenue	Natural Gas Revenue

Residential	35%	43%
Commercial	39%	26%
Industrial	10%	13%
Governmental/Municipal	16%	18%

Retail Rate Regulation

General (Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas)

The retail regulatory philosophy has shifted in some jurisdictions from traditional, cost-of-service regulation to include performance-based rate elements. Performance-based rate plans are designed to encourage efficiencies and productivity while permitting utilities and their customers to share in the benefits. Entergy Gulf States Louisiana, Entergy Louisiana, and Entergy Mississippi have operated in recent years under performance-based formula rate plans.

Following is a summary of the status of the potential transition to retail open access in Entergy's retail service territories.
Jurisdiction	Status of Retail Open Access

Arkansas	Retail open access was repealed in February 2003.

Texas

In December 2005, Entergy Texas made a filing identifying three potential power regions to be considered for certification and the steps and schedule to achieve certification. A Texas law enacted in 2005 required Entergy Texas to also file a transition to competition plan by January 1, 2007 addressing how Entergy Texas intends to mitigate market power and achieve full customer choice in the power region identified. Entergy Texas' filing identified ERCOT as the appropriate power region for Entergy Texas to move toward customer choice. In October 2007, the PUCT abated the proceeding to allow the Southwest Power Pool (SPP) to develop additional information about the costs and benefits of Entergy Texas joining the SPP similar to information presented regarding Entergy Texas joining ERCOT. Entergy Texas, SPP, and ERCOT submitted updated studies in December 2008 and conducted briefings before the PUCT in January 2009. Entergy Texas will now file an updated transition to competition plan for consideration.

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

Entergy Arkansas

Proposed Annual Earnings Review Process

In the APSC's June 2007 order on Entergy Arkansas' August 2006 rate filing, the APSC directed the parties to develop an annual earnings review process. After testimony, including differing proposals for a process, and a hearing in December 2007, the APSC issued an order. The APSC rejected the parties' proposals, and stated that it would not go forward with implementing an annual earnings review process effective January 1, 2008. At this time, base rate changes for Entergy Arkansas will continue to be implemented through base rate cases.

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

Storm Cost Recovery

See Note 2 to the financial statements for a discussion of proceedings regarding recovery of Entergy Arkansas' storm restoration costs.

Entergy Gulf States Louisiana

Formula Rate Plan

In March 2005, the LPSC approved a settlement that includes the establishment of a three-year formula rate plan (the first filing was made in 2005) for Entergy Gulf States Louisiana that, among other provisions, establishes an ROE mid-point of 10.65% for the initial three-year term of the plan and permits Entergy Gulf States Louisiana to recover incremental capacity costs outside of a traditional base rate proceeding. Under the formula rate plan, over- and under-earnings outside an allowed range of 9.9% to 11.4% will be allocated 60% to customers and 40% to Entergy Gulf States Louisiana. In addition, there is the potential to extend the formula rate plan beyond the initial three-year effective period by mutual agreement of the LPSC and Entergy Gulf States Louisiana. For 2008 there was a one-year extension of the formula rate plan to synchronize with the final year of Entergy Louisiana's formula rate plan. Entergy Gulf States Louisiana and Entergy Louisiana are currently engaged in discussions with the LPSC staff regarding a possible renewal of their formula rate plans. Entergy Gulf States Louisiana's formula rate plan filings are discussed in Note 2 to the financial statements.

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

To help stabilize electricity costs, Entergy Gulf States Louisiana received approval from the LPSC to hedge its exposure to natural gas price volatility through the use of financial instruments. Entergy Gulf States Louisiana hedges approximately one-third of the projected exposure to natural gas price changes for the gas used to serve its native electric load for all months of the year. The hedge quantity is reviewed on an annual basis.

Entergy Gulf States Louisiana's gas rates include a purchased gas adjustment clause based on estimated gas costs for the billing month adjusted by a surcharge or credit that arises from an annual reconciliation of fuel costs incurred with fuel cost revenues billed to customers, including carrying charges.

To help stabilize retail gas costs, Entergy Gulf States Louisiana received approval from the LPSC to hedge its exposure to natural gas price volatility for its gas purchased for resale through the use of financial instruments. Entergy Gulf States Louisiana hedges approximately one-half of the projected natural gas volumes used to serve its natural gas customers for November through March. The hedge quantity is reviewed on an annual basis.

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

In the Delaney vs. Entergy Louisiana proceeding, the LPSC ordered Entergy Louisiana, beginning with the May 2000 fuel adjustment clause filing, to re-price costs flowed through its fuel adjustment clause related to the Evangeline gas contract so that the price included for fuel adjustment clause recovery shall thereafter be at the rate of the Henry Hub first of the month cash market price (as reported by the publication Inside FERC) plus $0.24 per mmBtu for the month for which fuel adjustment clause is calculated, irrespective of the actual cost for the Evangeline contract quantity reflected in that month's fuel adjustment clause.

To help stabilize electricity costs, Entergy Louisiana received approval from the LPSC in 2001 to hedge its exposure to natural gas price volatility through the use of financial instruments. Entergy Louisiana hedges approximately one-third of the projected exposure to natural gas price changes for the gas used to serve its native electric load for all months of the year. The hedge quantity is reviewed on an annual basis.

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

To help stabilize electricity costs, Entergy Mississippi received approval from the MPSC to hedge its exposure to natural gas price volatility through the use of financial instruments. Entergy Mississippi hedges approximately one-half of the projected exposure to natural gas price changes for the gas used to serve its native electric load for all months of the year. The hedge quantity is reviewed on an annual basis.

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

Entergy New Orleans

Formula Rate Plans

Entergy New Orleans' 2005 formula rate plan included a target equity ratio of 45% as well as a mid-point return on equity of 10.75%. The ROE bandwidth was 100 basis points from the mid-point for electric operations (allowed earnings range of 9.75% to 11.75%). For gas operations, the ROE bandwidth was 50 basis points from the mid-point (allowed earnings range of 10.25% to 11.25%).

Entergy New Orleans made its 2006 formula rate plan filings with the City Council in June 2006. The City Council has approved a settlement agreement that allows for phased-in rate increases for electric and gas through 2008. The settlement required that Entergy New Orleans file a base rate case by July 31, 2008, which it did, and include storm costs in excess of federal funding and insurance proceeds. The settlement agreement discontinued the formula rate plan and the generation performance-based plan but permits Entergy New Orleans to file an application to seek authority to implement formula rate plan mechanisms no sooner than six months following the effective date of the implementation of the base rates resulting from the July 31, 2008 base rate case. The filings are discussed in more detail in Note 2 to the financial statements.

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

To help stabilize retail gas costs, Entergy New Orleans received approval from the City Council to hedge its exposure to natural gas price volatility for its gas purchased for resale through the use of financial instruments. Entergy New Orleans hedges approximately one-half of the projected natural gas volumes used to serve its natural gas customers for November through March. The hedge quantity is reviewed on an annual basis.

Entergy Texas

Retail Base Rates

Entergy Texas' base rates were set at rates approved by the PUCT in June 1999 until interim rates were approved in December 2008. The interim rates are subject to refund and surcharge. In June 2005, a Texas law was enacted that provides that Entergy Texas may not file a general base rate case in Texas before June 30, 2007, but may seek before then recovery of certain incremental purchased capacity costs (discussed below) and may recover reasonable and necessary transition to competition costs. See Note 2 to the financial statements for discussion of proceedings involving Entergy Texas' base rate case filed in September 2007 and transition to competition cost recovery.

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

Incremental Purchased Capacity Rider

Entergy Texas' rate schedules included an incremental purchased capacity recovery rider to recover certain purchased capacity costs that are incremental to the same costs included in base rates, adjusted for load growth. The PUCT's February 2006 order approving the first incremental purchased capacity recovery rider allowed for recovery of such costs incurred on and after September 1, 2005. Entergy Texas was allowed to petition semi-annually (March and September) to revise the rider, and all amounts collected under the rider are subject to reconciliation proceedings before the PUCT. The law authorizing the incremental purchased capacity recovery rider limits annual cost recovery under the rider to an amount equivalent to five percent of annual base rate revenues. The rider expired in January 2009 with the implementation of stipulated new base rates. See Note 2 to the financial statements for discussion of proceedings involving Entergy Texas' incremental purchased capacity rider.

Franchises

Entergy Arkansas holds exclusive franchises to provide electric service in approximately 307 incorporated cities and towns in Arkansas. These franchises are unlimited in duration and continue unless the municipalities purchase the utility property. In Arkansas, franchises are considered to be contracts and, therefore, are terminable upon breach of the terms of the franchise.

Entergy Gulf States Louisiana holds non-exclusive franchises, permits, or certificates of convenience and necessity to provide electric service in approximately 56 incorporated municipalities and the unincorporated areas of approximately 18 parishes, and to provide gas service in the City of Baton Rouge and the unincorporated areas of two parishes. Most of Entergy Gulf States Louisiana's franchises have a term of 60 years. Entergy Gulf States Louisiana's current electric franchises expire during 2015-2046.

Entergy Louisiana holds non-exclusive franchises to provide electric service in approximately 116 incorporated Louisiana municipalities. Most of these franchises have 25-year terms. Entergy Louisiana also supplies electric service in approximately 353 unincorporated communities, all of which are located in the 45 Louisiana parishes in which it holds non-exclusive franchises. Entergy Louisiana's electric franchises expire during 2009-2036.

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

Entergy Texas holds a certificate of convenience and necessity from the PUCT to provide electric service to areas within approximately 24 counties in eastern Texas, and holds non-exclusive franchises to provide electric service in approximately 65 incorporated municipalities. Entergy Texas typically is granted 50-year franchises. Entergy Texas' electric franchises expire during 2009-2045.

The business of System Energy is limited to wholesale power sales. It has no distribution franchises.

Property and Other Generation Resources

Generating Stations

The total capability of the generating stations owned and leased by the Utility operating companies and System Energy as of December 31, 2008, is indicated below:

	Owned and Leased Capability MW(1)
Company	Total	Gas/Oil	Nuclear	Coal	Hydro

Entergy Arkansas	4,999	1,883	1,839	1,207	70
Entergy Gulf States Louisiana	3,574	2,240	971	363	-
Entergy Louisiana	5,854	4,685	1,169	-	-
Entergy Mississippi	3,224	2,804	-	420	-
Entergy New Orleans	745	745	-	-	-
Entergy Texas	2,543	2,274	-	269	-
System Energy	1,139	-	1,139	-	-
Total	22,078	14,631	5,118	2,259	70

(1)

"Owned and Leased Capability" is the dependable load carrying capability as demonstrated under actual operating conditions based on the primary fuel (assuming no curtailments) that each station was designed to utilize.

The Entergy System's load and capacity projections are reviewed periodically to assess the need and timing for additional generating capacity and interconnections. These reviews consider existing and projected demand, the availability and price of power, the location of new load, and the economy. Summer peak load in the Entergy System service territory has averaged 21,039 MW from 2002-2008. Due to changing use patterns, peak load growth has nearly flattened while annual energy use continues to grow. In the 2002 time period, the Entergy System's long-term capacity resources, allowing for an adequate reserve margin, were approximately 3,000 MW less than the total capacity required for peak period demands. In this time period Entergy met its capacity shortages almost entirely through short-term power purchases in the wholesale spot market. In the fall of 2002, the Entergy System began a program to add new resources to its existing generation portfolio and began a process of issuing requests for proposals (RFP) to procure supply-side resources from sources other than the spot market to meet the unique regional needs of the Utility operating companies. The Entergy System has adopted a long-term resource strategy that calls for the bulk of capacity needs to be met through long-term resources, whether owned or contracted. The System refers to this strategy as "The Portfolio Transformation Strategy". Over the past seven years, Portfolio Transformation has resulted in about 3,000 MW of new long-term resources. Adjusting for unit deactivations of older generation, presently, the System's portfolio of long-term resources is about 1,400 MW short of its projected 2009 peak load plus reserve margin. About 1,100 MW of the remaining need has been met with limited-term resource additions with plans to acquire the balance before the 2009 summer season. The System will continue to access the spot power market to economically purchase energy in order to minimize customer cost. In addition, Entergy considers in its planning processes the implications of the notices from Entergy Arkansas and Entergy Mississippi regarding their future withdrawal from the System Agreement.

RFP Procurements

The RFPs issued by the Entergy System since the fall of 2002 have sought resources needed to meet near-term summer reliability requirements as well as longer-term resources through a broad range of wholesale power products, including limited-term (1 to 3 years) and long-term contractual products and asset acquisitions. Detailed evaluation processes have been developed to analyze submitted proposals, and, with the exception of the January 2008 RFP and the 2008 Western Region RFP, each RFP has been overseen by an independent monitor. The following table illustrates the results of the RFP process for resources acquired since the Fall 2002 RFP. The contracts that were awarded for the resources below were with non-affiliated suppliers, with the exception of contracts with EWO Marketing for the sale of 185 MW to 206 MW from the RS Cogen plant and contracts with Entergy Power for the sale of approximately 100 MW from the Independence plant.

RFP	Short-term 3rd party	Limited-term affiliate	Limited-term 3rd party	Long-term affiliate	Long-term 3rd party	Total

Fall 2002	-	185-206 MW (a)	231 MW	101-121 MW (b)	718 MW (d)	1,235-1,276 MW
January 2003 supplemental	222 MW	-	-	-	-	222 MW
Spring 2003	-	-	381 MW	(c)	-	381 MW
Fall 2003	-	-	390 MW	-	-	390 MW
Fall 2004	-	-	1,250 MW	-	-	1,250 MW
2006 Long- Term	-	-	-	538 MW (e)	789 MW (f)	1,327 MW
Fall 2006	-	-	780 MW	-	-	780 MW
January 2008 (g)	-	-	-	-	-	-
2008 Western Region	-	-	300 MW	-	-	300 MW
Total	222 MW	185-206 MW	3,332 MW	639-659 MW	1,507 MW	5,885-5,926 MW

(a)	Includes a conditional option to increase the capacity up to the upper bound of the range.
(b)	The contracted capacity will increase from 101 MW to 121 MW in 2010.
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

(d)	Entergy Louisiana's June 2005 purchase of the 718 MW, gas-fired Perryville plant, of which a total of 75% of the output is sold to Entergy Gulf States Louisiana and Entergy Texas.
(e)	Entergy Louisiana's Little Gypsy Unit 3 repowering project, discussed below.
(f)

Entergy Arkansas' September 2008 purchase of the 789 MW, combined-cycle, gas-fired Ouachita Generating Facility, of which one-third of the output is sold to Entergy Gulf States Louisiana. For a discussion of the regulatory proceedings regarding this acquisition, see "Retail Rate Proceedings, Ouachita Acquisition" in Note 2 to the financial statements.

(g)

At the direction of the LPSC, but with full reservation of all legal rights, Entergy Services issued the January 2008 RFP for Supply-Side Resources seeking fixed price unit contingent products. Although the LPSC request was directed to Entergy Gulf States Louisiana and Entergy Louisiana, Entergy Services issued the RFP on behalf of all of the Utility operating companies. No proposals were selected from this RFP.

The repowering of Entergy Louisiana's Little Gypsy Unit 3 was market-tested as a self-build project in the 2006 Long-Term RFP. The repowering would consist of installing two circulating fluidized bed boilers that would burn a blend of petroleum coke and coal and converting the steam cycle to subcritical operation to provide approximately 538 MW net electric output. This repowering would replace the existing gas-fired capacity of Little Gypsy Unit 3, with a currently projected commercial operation date of mid-year 2013. The project would add needed baseload capacity to Entergy Gulf States Louisiana's and Entergy Louisiana's generation portfolios that could potentially protect customers by providing fuel diversity and mitigating uncertainties in fuel and purchased power costs. Entergy Louisiana and Entergy Gulf States Louisiana have filed with the LPSC for approval of the repowering project, and currently estimate that the project would cost $1.76 billion. For additional discussion of the Little Gypsy Unit 3 repowering project, including the proceedings before the LPSC, see Entergy Corporation and Subsidiary's Management's Financial Discussion and Analysis, "Liquidity and Capital Resources, Capital Expenditure Plans and Other Uses of Capital."

Entergy Louisiana and Entergy New Orleans currently purchase 101 MW of capacity and energy from Entergy Power, Inc. sourced from Independence Steam Electric Station Unit 2. The transaction, which originated from the Fall 2002 RFP, included an option for Entergy Louisiana and Entergy New Orleans to acquire an ownership interest in the unit for a total price of $80 million, subject to various adjustments. On March 5, 2008, Entergy Louisiana and Entergy New Orleans provided notice of their intent to exercise the option. The parties are negotiating the terms and conditions of the ownership acquisition.

In July 2008, the Utility operating companies issued the Summer 2008 RFP for Limited-Term and Long-Term Resources. Subsequently, in October 2008, in response to the financial market conditions, the potential effects on the overall economy, and the resulting uncertainty in the utility business and the related markets, all of which factors are likely to affect System resource needs and the evaluation of long-term resource acquisitions, Entergy Services on behalf of the Utility operating companies suspended the long-term portion of the Summer 2008 RFP. A one year proposal for 100 MW was selected and is currently under negotiation with a start date of June 1, 2009. Awards for three to five year proposals are expected to be made in April 2009, with any selected proposal(s) starting deliveries on June 1, 2010. The RFP is being conducted under the oversight of an independent monitor.

In January 2009, Entergy Texas issued an RFP seeking long-term combined-cycle gas turbine ("CCGT") resources for the Western Region of the Entergy System in pursuit of multiple supply procurement. The RFP is being conducted under the oversight of an independent monitor. Proposals may include developmental projects or existing CCGT units, with deliveries beginning no later than June 2014. A Utility self-build option is being considered in this RFP. In addition, the Utility operating companies may issue other RFPs as needed for the Entergy System.

Other Procurements From Third Parties

The above table does not include resource acquisitions made outside of the RFP process, including Entergy Mississippi's January 2006 acquisition of the 480 MW, combined-cycle, gas-fired Attala power plant, and Entergy Gulf States Louisiana's March 2008 acquisition of the 322 MW, simple-cycle, gas-fired Calcasieu Generating Facility. The above table also does not reflect various limited-term contracts that have been entered into in recent years by the Utility operating companies as a result of bilateral negotiations, including the following contracts entered into in 2008:

  In April 2008, Entergy Gulf States Louisiana and Entergy Texas entered into a one-year contract to purchase 485 MW of capacity and energy beginning June 1, 2008 from Calpine Energy Services, L.P.'s and Carville Energy LLC's Carville Energy Center. Subsequently, in November 2008, Entergy Gulf States Louisiana entered into a three-year contract to purchase 485 MW of capacity and energy beginning June 1, 2009 from the Carville Energy Center. The three-year contract is currently under review by the LPSC.
  Also in 2008, Entergy Louisiana entered into a ten-year contract to purchase up to 520 MW of unit-contingent capacity and energy from Occidental Chemical Corporation's Taft Cogeneration Facility.
  The Entergy System preferentially allocated one annual transaction totaling 50 MW to Entergy New Orleans. The one-year transaction will terminate at the end of April 2009. Consistent with similar annual block purchases in recent years, the Entergy System purchased these block energy products to help meet several of the objectives outlined in its planning principles.

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

In April 2007 the FERC issued an Opinion and Order on Rehearing and Clarification in the proceeding.  In its opinion, FERC affirmed its earlier decision to reduce the term of the agreement between Entergy New Orleans and Entergy Louisiana for the Independence plant capacity to ten years. The opinion also clarifies that while the Utility operating companies' use of bid information obtained from the 2002 request for proposal to develop the Entergy Arkansas base load purchased power agreements was improper, the record does not establish that the communications constituted a violation of the Utility operating companies' code of conduct.  The Opinion further clarified that the retained share of Grand Gulf that is purchased by Entergy Louisiana and Entergy New Orleans from Entergy Arkansas should be priced at cost, and not at the below-cost price of $46/MWh specified in the original opinion.  Additionally, the Opinion rejects: (1) the LPSC's argument that one-month capacity sales by Entergy Arkansas to third parties triggered a right-of-first refusal on behalf of the other Utility operating companies related to Entergy Arkansas' base load capacity; and (2) the LPSC's argument that Entergy Gulf States Louisiana was entitled to a portion of the River Bend purchased power agreement (rather than just Entergy Louisiana and Entergy New Orleans) and the LPSC's jurisdictional arguments related thereto.

The LPSC appealed this decision to the D.C. Circuit Court of Appeals. The Utility operating companies, the City Council, and the APSC intervened in the appeal. In its brief, the LPSC argued that the FERC erred: (1) in concluding that Entergy Arkansas' short term sale of capacity and energy to third parties did not trigger the obligation to offer a right of first refusal with respect to this capacity to the other Utility operating companies pursuant to the provisions of the System Agreement; and (2) by approving an allocation of baseload generating resources that unduly preferred Entergy New Orleans and unduly discriminated against Entergy Gulf States Louisiana. In December 2008, the D.C. Circuit dismissed and denied the LPSC's appeal.

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

Gas Property

As of December 31, 2008, Entergy New Orleans distributed and transported natural gas for distribution solely within New Orleans, Louisiana, through a total of 33 miles of gas transmission pipeline, 1,602 miles of gas distribution pipeline, and 858 miles of gas service pipeline from the distribution mains to the customers. As of December 31, 2008, the gas properties of Entergy Gulf States Louisiana, which are located in and around Baton Rouge, Louisiana, were not material to Entergy Gulf States Louisiana's financial position.

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

Fuel Supply

The sources of generation and average fuel cost per kWh for the Utility operating companies and System Energy for the years 2006-2008 were:

	Natural Gas		Fuel Oil		Nuclear		Coal		Purchased Power
Year	% of Gen	Cents Per kWh	% of Gen	Cents Per kWh	% of Gen	Cents Per kWh	% of Gen	Cents Per kWh	% of Gen	Cents Per kWh

2008	19	10.28	-	19.45	30.60		12	2.06	39	7.92
2007	18	8.05	-	14.13	33.57		12	1.86	37	6.27
2006	15	8.52	-	13.58	33.51		11	1.77	41	5.50

Actual 2008 and projected 2009 sources of generation for the Utility operating companies and System Energy, including certain power purchases from affiliates under life of unit power purchase agreements, are:

	Natural Gas		Fuel Oil		Nuclear		Coal		Purchased Power
	2008	2009	2008	2009	2008	2009	2008	2009	2008	2009

Entergy Arkansas (a)	1%	8%	-	-	43%	48%	25%	25%	30%	18%
Entergy Gulf States Louisiana	13%	29%	-	-	24%	14%	10%	11%	53%	46%
Entergy Louisiana	27%	27%	1%	-	35%	40%	2%	2%	35%	31%
Entergy Mississippi	34%	44%	-	-	3%	3%	20%	28%	43%	25%
Entergy New Orleans	34%	33%	-	-	20%	28%	9%	14%	37%	25%
Entergy Texas	34%	28%	-	-	1%	15%	10%	12%	55%	45%
System Energy	-	-	-	-	100%(b)	100%(b)	-	-	-	-

Utility (a)	19%	23%	-	-	30%	34%	12%	13%	39%	30%

(a)	Hydroelectric power provided 1% of Entergy Arkansas' generation in 2008 and is expected to provide approximately 1% of its generation in 2009.
(b)

Capacity and energy from System Energy's interest in Grand Gulf was historically allocated as follows: Entergy Arkansas - 36%; Entergy Louisiana - 14%; Entergy Mississippi - 33%; and Entergy New Orleans - 17%. Pursuant to purchased power agreements, some that are the subject of a pending proceeding at the FERC, Entergy Arkansas is selling a portion of its owned capacity and energy from Grand Gulf to Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans.

Natural Gas

The Utility operating companies have long-term firm and short-term interruptible gas contracts for both supply and gas transportation. Long-term firm contracts for power plants comprise less than 15% of the Utility operating companies' total requirements. Short-term contracts and spot-market purchases satisfy additional gas requirements. Entergy Texas owns a gas storage facility that provides reliable and flexible natural gas service to certain generating stations.

Entergy Louisiana has a long-term natural gas supply contract, which expires in 2012, in which Entergy Louisiana agreed to purchase natural gas in annual amounts equal to approximately one-third of its projected annual fuel requirements for certain generating units. Annual demand charges associated with this contract are estimated to be $6.5 million.

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

Coal

Entergy Arkansas has a long-term contract for low-sulfur Powder River Basin (PRB) coal which expires in 2011 and is expected to provide for approximately 45% of the total expected coal requirements for 2009. Over the past three years, Entergy Arkansas has committed to five medium-term (one- to three-year) contracts that will supply approximately 50% of the total coal supply needs in 2009. These contracts are staggered in term so that not all contracts have to be renewed the same year. The additional 5% of total coal requirements will be satisfied by spot market or over-the-counter purchases. Based on greater PRB coal deliveries and high cost of foreign coal, no alternative coal consumption is expected at Entergy Arkansas during 2009. Entergy Arkansas has an existing long-term railroad transportation contract that will provide all of Entergy Arkansas' coal transportation requirements for 2009 and can provide all of the transportation requirements for several years beyond 2009.

Entergy Gulf States Louisiana has executed three medium-term contracts for the supply of low-sulfur PRB coal for Nelson Unit 6 that will expire in late 2010 and 2011. These three contracts will supply approximately 95% of Nelson Unit 6 coal needs in 2009. Additional PRB coal will be purchased through spot market or over-the-counter purchases provided that adequate transportation is available from BNSF Railway Company under the rail transportation agreement discussed below. For the same reasons as above, no alternative coal consumption is expected at Nelson Unit 6 during 2009. Entergy Gulf States Louisiana executed a new multi-year rail transportation agreement with BNSF to deliver PRB coal to Nelson Unit 6 beginning in 2009.

For the year 2008, coal transportation delivery rates to all Entergy Operating Company coal-fired units have met coal demand at the plants. It is expected that these improved delivery rates will continue through 2009. Both Entergy Arkansas and Entergy Gulf States Louisiana control a sufficient number of railcars to satisfy the rail transportation requirement.

The operator of Big Cajun 2 - Unit 3, Louisiana Generating, LLC, has advised Entergy Gulf States Louisiana and Entergy Texas that it has adequate rail car and barge capacity to meet the volumes of low-sulfur PRB coal requested for 2009. Entergy Gulf States Louisiana and Entergy Texas coal nomination requests to Big Cajun 2 - Unit 3 are made on an annual basis.

Nuclear Fuel

The nuclear fuel cycle consists of the following:

  mining and milling of uranium ore to produce a concentrate;
  conversion of the concentrate to uranium hexafluoride gas;
  enrichment of the hexafluoride gas;
  fabrication of nuclear fuel assemblies for use in fueling nuclear reactors; and
  disposal of spent fuel.

System Fuels, a company owned by Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans, is responsible for contracts to acquire nuclear material to be used in fueling Entergy's Utility nuclear units, except for River Bend. System Fuels also maintains inventories of such materials during the various stages of processing. The Utility operating companies purchase enriched uranium hexafluoride from System Fuels, but contract separately for the fabrication of their own nuclear fuel. The requirements for River Bend are met pursuant to contracts made by Entergy Gulf States Louisiana. All contracts for the disposal of spent nuclear fuel are between the Department of Energy (DOE) and each of the nuclear power plants.

Based upon currently planned fuel cycles, Entergy's Utility and Non-Utility Nuclear nuclear units have a diversified portfolio of contracts and inventory that provides substantially adequate nuclear fuel materials and conversion and enrichment services at what Entergy believes are reasonably predictable or fixed prices through most of 2010. Entergy's ability to purchase nuclear fuel at reasonably predictable prices, however, depends upon the creditworthiness and performance reliability of uranium miners, as well as upon the structure of Entergy's contracts for the purchase of nuclear fuel. For example, some of the supply under Entergy's contracts for nuclear fuel is effectively on a "mine-contingent" basis, which means that if applicable mines are unable to supply sufficient uranium, Entergy may be required to purchase some nuclear fuel from another supplier. There are a number of possible alternate suppliers that may be accessed to mitigate such an event, including potentially drawing upon Entergy's inventory intended for later generation periods depending upon its risk management strategy at that time, although the pricing of any such alternate uranium supply from the market will be dependent upon the market for uranium supply at that time. In addition, some nuclear fuel contracts are on a non-fixed price basis subject to prevailing prices at the time of delivery.

The market for uranium supply became extremely limited and volatile in 2006 and 2007, but settled down substantially in 2008. Market prices for uranium concentrates rose from about $7 per pound in December 2000 to a 2007 range of $70 to $135 per pound, but in 2008 traded in a range of about $45 to $90 per pound and ended the year around $50 per pound. Although some level of uranium price volatility is possible, the high 2007 level of volatility is not expected to continue (Entergy anticipates volatility closer to the 2008 degree of price volatility, or less, barring major supply events), and the effects of market price changes may be reduced and deferred by risk management strategies (such as opportunistic buying for inventory or entering into forward physical contracts at fixed prices when Entergy believes it is appropriate and useful). Entergy buys uranium from a diversified mix of sellers located in a diversified mix of countries, and from time to time purchases from nearly all qualified reliable major market participants worldwide that sell into the U.S.

The recent higher nuclear fuel market prices of 2006-2009 compared to the 2000-2005 period affects the U.S. nuclear utility industry, including Entergy, first in cash flow requirements for fuel acquisition, and then, some time later, in nuclear fuel expenses. For example, for a nuclear fleet the size of Entergy's, the current market value of annual enriched uranium requirements has increased by several hundred million dollars compared to about five years ago. As nuclear fuel installed in the core in nuclear power plants is replaced fractionally over an approximate five-year period, nuclear fuel expense is beginning to, and will eventually with a time lag, reflect current market prices and can be expected to increase from the previously reported industry levels of about 0.5 cents per kWh to closer to 1.0 cent per kWh. Entergy's nuclear fuel contract portfolio has provided a degree of price hedging against the full extent of market prices through 2010, but market trends will eventually affect the costs of all nuclear plant operators.

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

Entergy Gulf States Louisiana purchases natural gas for resale under a firm contract from Enbridge Marketing (U.S.) Inc. (formerly Mid Louisiana Gas Company). The previous contract terminated on September 1, 2008. In August 2008, EGSL entered into a new five-year contract, again with Enbridge Marketing (U.S.) Inc. The gas is delivered through a combination of intrastate and interstate pipeline.

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

The Utility operating companies historically have engaged in the coordinated planning, construction, and operation of generating and bulk transmission facilities under the terms of the System Agreement, which is a rate schedule that has been approved by the FERC. Under the terms of the System Agreement, generating capacity and other power resources are jointly operated by the Utility operating companies. The System Agreement provides, among other things, that parties having generating reserves greater than their allocated share of reserves (long companies) shall receive payments from those parties having generating reserves that are less than their allocated share of reserves (short companies). Such payments are at amounts sufficient to cover certain of the long companies' costs for intermediate and peaking oil/gas-fired generation, including operating expenses, fixed charges on debt, dividend requirements on preferred equity, and a fair rate of return on common equity investment. Under the System Agreement, these charges are based on costs associated with the long companies' steam electric generating units fueled by oil or gas and having an annual average heat rate above 10,000 Btu/kWh. In addition, for all energy exchanged among the Utility operating companies under the System Agreement, the companies purchasing exchange energy are required to pay the cost of fuel consumed in generating such energy plus a charge to cover other associated costs.

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

See "System Agreement Proceedings" in Entergy Corporation and Subsidiaries Management's Discussion and Analysis for discussion of the proceedings at the FERC involving the System Agreement and other related proceedings.

Transmission

See "Independent Coordinator of Transmission" in the "Rate, Cost-recovery, and Other Regulation" section of Entergy Corporation and Subsidiaries Management's Discussion and Analysis.

Interconnection Orders

See "Interconnection Orders" in the "Rate, Cost-recovery, and Other Regulation" section of Entergy Corporation and Subsidiaries Management's Discussion and Analysis.

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

Unit Power Sales Agreement

The Unit Power Sales Agreement allocates capacity, energy, and the related costs from System Energy's current 90% ownership and leasehold interests in Grand Gulf to Entergy Arkansas (36%), Entergy Louisiana (14%), Entergy Mississippi (33%), and Entergy New Orleans (17%). Each of these companies is obligated to make payments to System Energy for its entitlement of capacity and energy on a full cost-of-service basis regardless of the quantity of energy delivered, so long as Grand Gulf remains in commercial operation. Payments under the Unit Power Sales Agreement are System Energy's only source of operating revenue. The financial condition of System Energy depends upon the continued commercial operation of Grand Gulf and the receipt of such payments. Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans generally recover payments made under the Unit Power Sales Agreement through rates charged to their customers.

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

Jurisdictional Separation of Entergy Gulf States, Inc. into Entergy Gulf States Louisiana and Entergy Texas

Effective December 31, 2007, Entergy Gulf States, Inc. completed a jurisdictional separation into two vertically integrated utility companies, one operating under the sole retail jurisdiction of the PUCT, Entergy Texas, and the other operating under the sole retail jurisdiction of the LPSC, Entergy Gulf States Louisiana. Management believes that the jurisdictional separation will better align Entergy Gulf States, Inc.'s Louisiana and Texas operations to serve customers in those states and to operate consistent with state-specific regulatory requirements as the utility regulatory environments in those jurisdictions evolve. The jurisdictional separation provides for regulation of each separated company by a single retail regulator, which should reduce regulatory complexity.

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

Entergy Gulf States Louisiana remains primarily liable for all of the long-term debt issued by Entergy Gulf States, Inc. that was outstanding on December 31, 2007. Under a debt assumption agreement with Entergy Gulf States Louisiana, Entergy Texas assumed its pro rata share of this long-term debt, which was $1.079 billion, or approximately 46%. The pro rata share of the long-term debt assumed by Entergy Texas was determined by first determining the net assets for each company on a book value basis, and then calculating a debt assumption ratio that resulted in the common equity ratios for each company being approximately the same as the Entergy Gulf States, Inc. common equity ratio immediately prior to the jurisdictional separation. Entergy Texas' debt assumption does not discharge Entergy Gulf States Louisiana's liability for the long-term debt. To secure its debt assumption obligations, Entergy Texas granted to Entergy Gulf States Louisiana a first lien on Entergy Texas' assets that were previously subject to the Entergy Gulf States, Inc. mortgage. Entergy Texas has until December 31, 2010 to repay the assumed debt. In addition, Entergy Texas, as the owner of Entergy Gulf States Reconstruction Funding I, LLC ("EGSRF I"), will report the $329.5 million of senior secured transition bonds ("securitization bonds") issued by EGSRF I as long-term debt on its consolidated balance sheet. The securitization bonds are non-recourse to Entergy Texas.

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

Pursuant to the LPSC order approving the jurisdictional separation plan, Entergy Gulf States Louisiana has made two compliance filings in 2008. On March 31, 2008, Entergy Gulf States Louisiana made its jurisdictional separation plan balance sheet compliance filing with the LPSC. On June 11, 2008, Entergy Gulf States Louisiana made its revenue and expense compliance filing. On December 29, 2008, the LPSC staff filed a motion with the LPSC seeking resolution of certain issues in the proceeding, and a hearing on these matters is scheduled to be held on April 21-22, 2009. Although formal approval of the PUCT was not required for implementation of the jurisdictional separation, Entergy Texas sought input from the PUCT and kept the PUCT informed of the status of the separation.

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

Although Entergy Louisiana, LLC has been consolidated for financial reporting purposes since its inception, it did not join in the filing of Entergy's consolidated federal income tax return through the tax year 2007.  Entergy Louisiana, LLC filed separate federal income tax returns, paid federal income taxes on a stand-alone basis, and was not been a party to the Entergy System's intercompany tax allocation agreement through 2007.  As such, Entergy Louisiana, LLC may have made elections for tax purposes that may differ from those made by the Entergy consolidated tax group, which may result in Entergy Louisiana, LLC having more exposure to tax liability than it would have had, had it been included in the Entergy consolidated tax return.  Beginning in 2008, Entergy Louisiana, LLC joined the consolidated federal income tax return and participated in the Entergy System's intercompany tax allocation agreement.  Entergy Louisiana Holdings will continue as a party to the Entergy System's intercompany tax allocation agreement.

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

Earnings Ratios of Registrant Subsidiaries

The Registrant Subsidiaries' ratios of earnings to fixed charges and ratios of earnings to combined fixed charges and preferred dividends or distributions pursuant to Item 503 of SEC Regulation S-K are as follows:

	Ratios of Earnings to Fixed Charges Years Ended December 31,
	2008	2007	2006	2005	2004

Entergy Arkansas	2.33	3.19	3.37	3.75	3.37
Entergy Gulf States Louisiana	2.44	2.84	3.01	3.34	3.04
Entergy Louisiana	3.14	3.44	3.23	3.50	3.60
Entergy Mississippi	2.92	3.22	2.54	3.16	3.41
Entergy New Orleans	3.71	2.74	1.52	1.22	3.60
Entergy Texas	2.04	2.07	2.12	2.06	2.07
System Energy	3.29	3.95	4.05	3.85	3.95

	Ratios of Earnings to Combined Fixed Charges and Preferred Dividends or Distributions Years Ended December 31,
	2008	2007	2006	2005	2004

Entergy Arkansas	1.95	2.88	3.06	3.34	2.98
Entergy Gulf States Louisiana	2.42	2.73	2.90	3.18	2.90
Entergy Louisiana	2.87	3.08	2.90	3.50	3.60
Entergy Mississippi	2.67	2.97	2.34	2.83	3.07
Entergy New Orleans	3.45	2.54	1.35	1.12	3.31

The Registrant Subsidiaries accrue interest expense related to unrecognized tax benefits in income tax expense and do not include it in fixed charges.

Non-Utility Nuclear

Entergy's Non-Utility Nuclear business owns and operates six nuclear power plants, five of which are located in the Northeast United States, with the sixth located in Michigan, and is primarily focused on selling electric power produced by those plants to wholesale customers. Non-Utility Nuclear's revenues are primarily derived from sales of energy and sales of generation capacity. This business also provides operations and management services to nuclear power plants owned by other utilities in the United States. Operations and management services, including decommissioning services, are provided through Entergy's wholly-owned subsidiary, Entergy Nuclear, Inc.

Property

Generating Stations

Entergy's Non-Utility Nuclear business owns the following nuclear power plants:

Power Plant	Market	In Service Year	Acquired	Location	Reactor Type	License Expiration Date

Pilgrim	IS0-NE	1972	July 1999	Plymouth, MA	Boiling Water Reactor	2012
FitzPatrick	NYISO	1975	Nov. 2000	Oswego, NY	Boiling Water Reactor	2034
Indian Point 3	NYISO	1976	Nov. 2000	Buchanan, NY	Pressurized Water Reactor	2015
Indian Point 2	NYISO	1974	Sept. 2001	Buchanan, NY	Pressurized Water Reactor	2013
Vermont Yankee	IS0-NE	1972	July 2002	Vernon, VT	Boiling Water Reactor	2012
Palisades	MISO	1971	Apr. 2007	South Haven, MI	Pressurized Water Reactor	2031

Non-Utility Nuclear also owns two non-operating facilities, Big Rock Point in Michigan and Indian Point 1 in New

York, that were acquired when Non-Utility Nuclear purchased the Palisades and Indian Point 2 nuclear plants, respectively. These facilities are in various stages of the decommissioning process.

Entergy Non-Utility Nuclear filed with the NRC in 2006 for license renewals for Pilgrim and Vermont Yankee. Non-Utility Nuclear expects to obtain 20-year license renewals for these two plants in 2009. On September 8, 2008, the NRC granted Entergy's request for a renewed operating license for the FitzPatrick nuclear plant, which extends the operating license term for that plant by twenty years, to October 17, 2034.

In addition, for Vermont Yankee the state certificates of public good to operate the plant and store spent nuclear fuel also expire in 2012. Non-Utility Nuclear filed an application with the Vermont Public Service Board on March 3, 2008 for approval of continued operations and storage of spent nuclear fuel generated after March 21, 2012. The Vermont Public Service Board is scheduled to begin technical hearings on Non-Utility Nuclear's application on May 18, 2009. Under Vermont law the Vermont General Assembly approval of Entergy's request is required for the request to be granted. The Vermont General Assembly is not expected to take up the request until 2009. Vermont is the only state where Entergy operates a nuclear plant that has such a state requirement.

In April 2007, Non-Utility Nuclear submitted an application to the NRC to renew the operating licenses for Indian Point 2 and 3 for an additional 20 years. The NRC Staff currently is performing its technical and environmental reviews of the application. It issued a draft supplemental environmental impact statement in December 2008, and a safety evaluation with open items in January 2009.

The NRC is required by statute to provide an opportunity to members of the public to request a hearing on the application. In early December 2007, the NRC received thirteen petitions to intervene in the license renewal proceeding for Indian Point 2 and 3. The petitions were filed by various state and local government entities, including the States of New York and Connecticut, as well as several public interest groups. The NRC's Atomic Safety and Licensing Board (ASLB) summarily rejected four of the thirteen petitions to intervene in December 2007. The nine remaining petitions contained over 160 proposed contentions, which are issues of law or fact pertaining to the license renewal application that the petitioners seek to have adjudicated by the NRC.

In January 2008, in accordance with the NRC's hearing rules, Non-Utility Nuclear filed nine detailed answers to the petitions, opposing all of the petitioners' proposed contentions. The NRC Staff, which functions as an independent party in any hearing, also filed detailed responses to the petitions. The NRC Staff opposed admission of all but a few of the petitioners' proposed contentions. On July 31, 2008, the ASLB granted, in part, the petitions to intervene of the State of New York, Riverkeeper, Inc., and Hudson River Sloop Clearwater, Inc., admitting a total of 15 technical and environmental contentions for adjudication. Due to similarities among certain contentions, the Board consolidated the 15 admitted contentions into 13 discrete issues. The ASLB subsequently permitted the Town of Cortlandt, Village of Buchanan, City of New York, State of Connecticut, and Westchester County to participate in the proceeding as "interested" governmental entities, as allowed by the NRC regulations. The ALSB is expected to issue its initial case management and scheduling order during the first quarter 2009, although the parties have begun the discovery process pursuant to an ALSB order issued in December 2008 and an agreement reached by the parties in January 2009 regarding disclosure issues. Any evidentiary hearings on the admitted contentions are expected to occur in 2010.

The hearing process is an integral component of the NRC's regulatory framework, and evidentiary hearings on license renewal applications are not uncommon. Non-Utility Nuclear intends to participate fully in the hearing process as permitted by the NRC's hearing rules. As noted in Non-Utility Nuclear's responses to the various petitions to intervene, Non-Utility Nuclear believes that many of the issues raised by the petitioners are unsupported and without merit. Furthermore, Non-Utility Nuclear believes that it will carry its burden of proof with respect to any issues that were admitted for evidentiary hearings. Non-Utility Nuclear will continue to work with the NRC Staff as it completes its technical and environmental reviews of the license renewal application, and expects to obtain 20-year license renewals for Indian Point 2 and Indian Point 3 in 2011.

Interconnections

The Pilgrim and Vermont Yankee plants are a part of Independent System Operator (ISO) New England and the FitzPatrick and Indian Point plants are part of the New York Independent System Operator (NYISO). The Palisades plant is part of the Midwest Independent System Operator (MidwestISO). The primary purpose of ISO New England is to direct the operations of the major generation and transmission facilities in the New England region and the primary purpose of NYISO is to direct the operations of the major generation and transmission facilities in New York state. The primary purpose of MidwestISO is to direct the operations of the major generation and transmission facilities in 15 U.S. states and Manitoba.

Energy and Capacity Sales

As a wholesale generator, Entergy's Non-Utility Nuclear business's core business is selling energy, measured in MWh, to its customers. Non-Utility Nuclear enters into forward contracts with its customers and sells energy in the day ahead or spot markets. In addition to selling the energy produced by its plants, Non-Utility Nuclear sells unforced capacity to load-serving entities, which allows those companies to meet specified reserve and related requirements placed on them by the ISOs in their respective areas. Non-Utility Nuclear's forward fixed price power contracts consist of contracts to sell energy only, contracts to sell capacity only, and bundled contracts in which it sells both capacity and energy. While the terminology and payment mechanics vary in these contracts, each of these types of contracts requires Non-Utility Nuclear to deliver MWh of energy to its counterparties, make capacity available to them, or both. See "Commodity Price Risk - Power Generation" in Entergy Corporation and Subsidiaries Management's Discussion and Analysis for additional information regarding these contracts.

In addition to the contracts discussed in "Commodity Price Risk - Power Generation," Non-Utility Nuclear's purchase of the Vermont Yankee plant included a value sharing agreement providing for payments to the seller in the event that the plant's operating license term is extended beyond its original expiration in 2012. Under the value sharing agreement, to the extent that the average annual price of the energy sales from the plant exceeds the specified strike price, initially $61/MWh and then adjusted annually based on three indices, the Non-Utility Nuclear business will pay 50% of the amount exceeding the strike prices to the seller. These payments, if required, will be recorded as adjustments to the purchase price of the plants. The value sharing would begin in 2012 and extend into 2022.

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

Customers

Non-Utility Nuclear's customers for the sale of both energy and capacity include retail power providers, utilities, electric power co-operatives, power trading organizations and other power generation companies. These customers include Consolidated Edison, NYPA, and Consumers Energy, companies from which Non-Utility Nuclear purchased plants, and ISO New England and NYISO. For the planned energy output under contract through 2013 as of December 31, 2008, 68% of the planned energy output is under contract with counterparties with public investment grade credit ratings; 31% is with counterparties with public non-investment grade credit ratings, primarily a utility from which Non-Utility Nuclear purchased one of its power plants and entered into a long-term fixed-price purchased power agreement; and 1% is with load-serving entities without public credit ratings.

Competition

The ISO New England and NYISO markets are highly competitive. Non-Utility Nuclear has approximately 85 competitors in New England and 70 competitors in New York, including generation companies affiliated with regulated utilities, other independent power producers, municipal and co-operative generators, owners of co-generation plants and wholesale power marketers. Non-Utility Nuclear is an independent power producer, which means it generates power for sale to third parties at market prices to the extent that the power is not sold under a fixed price contract. Municipal and co-operative generators also generate power but use most of it to deliver power to their municipal or co-operative power customers. Owners of co-generation plants produce power primarily for their own consumption. Wholesale power marketers do not own generation; rather they buy power from generators or other market participants and resell it to retail providers or other market participants. Competition in the New England and New York power markets is affected by, among other factors, the amount of generation and transmission capacity in these markets. Based on the latest available information, Non-Utility Nuclear's plants provided approximately 7% of the aggregate net generation capacity serving the New England power market and 16% of the aggregate net generation capacity serving the New York power market. The MidwestISO market includes approximately 280 participants. The MidwestISO does not have a formal, centralized forward capacity market, but load serving entities do transact capacity through bilateral contracts. Palisades' current output is fully contracted to Consumers Energy through 2022 and, therefore, Non-Utility Nuclear does not expect to be materially affected by competition in the MidwestISO market in the near term.

Seasonality

Non-Utility Nuclear's revenues and operating income are subject to mild fluctuations during the year due to seasonal factors and weather conditions. When outdoor and cooling water temperatures are lower, generally during colder months, Non-Utility Nuclear's nuclear power plants operate more efficiently, and consequently, it generates more electricity and records higher revenues and operating income. Although some of its annual contracts provide for monthly pricing, Non-Utility Nuclear derives the majority of its revenues from fixed price forward power sales that are generally sold at a single price for a calendar year, which can offset the effects of seasonality and weather conditions on monthly power prices.

Fuel Supply

Nuclear Fuel

See "Fuel Supply, Nuclear Fuel" in the Utility portion of Part I, Item 1 for a discussion of the nuclear fuel cycle and markets. The enriched uranium requirements for Pilgrim, FitzPatrick, Indian Point 2, Indian Point 3, Vermont Yankee and Palisades are met pursuant to contracts made by Entergy Nuclear Fuels Company, a wholly-owned subsidiary. Entergy Nuclear Fuels Company is responsible for contracts to acquire nuclear materials, except for fuel fabrication, for Non-Utility Nuclear's nuclear power plants, while Entergy Nuclear Operations, Inc. acts as the agent for the purchase of nuclear fuel assembly fabrication services. All contracts for the disposal of spent nuclear fuel are between the DOE and each of the nuclear power plants.

Other Business Activities

Entergy Nuclear Power Marketing, LLC (ENPM) was formed in 2005 to centralize the power marketing function for Non-Utility Nuclear. Upon its formation, ENPM entered into long-term power purchase agreements with the Non-Utility Nuclear subsidiaries that own that business's power plants (generating subsidiaries). As part of a series of agreements, ENPM agreed to assume and/or otherwise service the existing power purchase agreements that were in effect between the generating subsidiaries and their customers. ENPM functions include origination of new energy and capacity transactions, generation scheduling, contract management (including billing and settlements), and market and credit risk mitigation.

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

In September 2003, Entergy's Non-Utility Nuclear business agreed to provide plant operation support services for the 800 MW Cooper Nuclear Station located near Brownville, Nebraska. The contract is for 10 years, the remaining term of the plant's current operating license. Entergy will receive $14 million in each of the remaining years of the contract. Entergy can also receive up to $6 million more per year if safety and regulatory goals are met. In addition, Entergy will be reimbursed for all employee-related expenses. In 2006, Entergy Nuclear, Inc. signed an agreement to provide license renewal services for the Cooper Nuclear Station.

Entergy Nuclear, Inc. offers operating license renewal and life extension services to nuclear power plants owners. Entergy Nuclear Inc., through its subsidiary, TLG Services, offers decommissioning, engineering, and related services to nuclear power plant owners.

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

Property

Generating Stations

The capacity of the generating stations owned in Entergy's non-nuclear wholesale assets business as of December 31, 2008 is indicated below:

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

In the fourth quarter of 2004, Entergy-Koch sold its energy trading and pipeline businesses to third parties. The sales came after a review of strategic alternatives for enhancing the value of Entergy-Koch, LP. Entergy received $862 million of cash distributions in 2004 from Entergy-Koch after the business sales. Due to the November 2006 expiration of contingencies on the sale of Entergy-Koch's trading business, and the corresponding release to Entergy-Koch of sales proceeds held in escrow, Entergy received additional cash distributions of approximately $163 million during the fourth quarter of 2006 and recorded a gain of approximately $55 million (net-of-tax). Entergy expects future distributions upon liquidation of the partnership will be less than $35 million.

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
  sales or acquisition of certain assets;
  securities issuances;
  the licensing of certain hydroelectric projects;
  certain other activities, including accounting policies and practices of electric and gas utilities; and
  changes in control of FERC jurisdictional entities or rate schedules.

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

Indian Point Emergency Notification System

Pursuant to federal law and an NRC order, Non-Utility Nuclear's Indian Point Energy Center is required to install a new siren emergency notification system with certain back up power capabilities.  Due to the complexity of the technology employed in this system, among other things, Entergy Nuclear Operations, Inc., the operator of Non-Utility Nuclear's power plants, was unable to meet the April 15, 2007 operability date previously approved by the NRC.  Based on this delay, the NRC fined Entergy Nuclear Operations, Inc. $130,000.  Subsequently, the NRC set a new deadline of August 24, 2007 for implementation of the new siren system and this new deadline was also not satisfied. On January 24, 2008, the NRC fined Entergy Nuclear Operations, Inc. $650,000 for the continuing delay in implementation of the new siren system beyond the August 24, 2007 deadline. The new emergency notification system was placed into service August 27, 2008, following approval by FEMA. The new notification system will undergo a one-year review by FEMA and the NRC. During this time, the old siren system will be maintained and will remain available if needed.

Nuclear Waste Policy Act of 1982

Spent Nuclear Fuel

Under the Nuclear Waste Policy Act of 1982, the DOE is required, for a specified fee, to construct storage facilities for, and to dispose of, all spent nuclear fuel and other high-level radioactive waste generated by domestic nuclear power reactors. Entergy's nuclear owner/licensee subsidiaries provide for the estimated future disposal costs of spent nuclear fuel in accordance with the Nuclear Waste Policy Act of 1982. The affected Entergy companies entered into contracts with the DOE, whereby the DOE will furnish disposal service at a cost of one mill per net kWh generated and sold after April 7, 1983, plus a one-time fee for generation prior to that date. Entergy Arkansas is the only one of the Utility operating companies that generated electric power with nuclear fuel prior to that date and has a recorded liability as of December 31, 2008 of $180.4 million for the one-time fee. Entergy's Non-Utility Nuclear business has accepted assignment of the Pilgrim, FitzPatrick, Indian Point 3, Indian Point 1 and 2, Vermont Yankee, and Palisades/Big Rock Point spent fuel disposal contracts with the DOE held by their previous owners. The previous owners have paid or retained liability for the fees for all generation prior to the purchase dates of those plants. The fees payable to the DOE may be adjusted in the future to assure full recovery. Entergy considers all costs incurred for the disposal of spent nuclear fuel, except accrued interest, to be proper components of nuclear fuel expense. Provisions to recover such costs have been or will be made in applications to regulatory authorities for the Utility plants. Entergy's total spent fuel fees to date, including the one-time fee liability of Entergy Arkansas, have surpassed $1 billion.

The permanent spent fuel repository in the U.S. has been legislated to be Yucca Mountain, Nevada. The DOE is required by law to proceed with the licensing (the DOE filed the license application in June 2008) and, after the license is achieved (granted by the NRC), proceed with the repository construction and commencement of receipt of spent fuel. Because the DOE has not begun accepting spent fuel, it is in non-compliance with the Nuclear Waste Policy Act of 1982 and has breached its spent fuel disposal contracts. The DOE continues to have delays in meeting its obligation. Uncertainty remains regarding the time frame under which the DOE will begin to accept spent fuel from Entergy's facilities for storage or disposal. As a result, continuing future expenditures will be required to increase spent fuel storage capacity at Entergy's nuclear sites.

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

Pending DOE acceptance and disposal of spent nuclear fuel, the owners of nuclear plants are providing their own spent fuel storage.  Storage capability additions using dry casks began operations at Palisades in 1993, at ANO in 1996, at FitzPatrick in 2002, at River Bend in 2005, at Grand Gulf in 2006, and at Indian Point and Vermont Yankee in 2008. These facilities will be expanded as needed. Current on-site spent fuel storage capacity at Waterford 3 and Pilgrim is estimated to be sufficient until approximately 2012 and 2014, respectively; by which time dry cask storage facilities are planned to be placed into service at these units.

Nuclear Plant Decommissioning

Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, and System Energy are entitled to recover from customers through electric rates the estimated decommissioning costs for ANO, the portion of River Bend subject to retail rate regulation, Waterford 3, and Grand Gulf, respectively. These amounts are deposited in trust funds that can only be used for future decommissioning costs. Entergy periodically reviews and updates estimated decommissioning costs to reflect inflation and changes in regulatory requirements and technology, and then makes applications to the regulatory authorities to reflect, in rates, the changes in projected decommissioning costs.

In June 2001, Entergy Arkansas received notification from the NRC of approval for a renewed operating license authorizing operations at ANO 1 through May 2034. In July 2005, Entergy Arkansas received notification from the NRC of approval for a renewed operating license authorizing operations at ANO 2 through July 2038. Entergy Arkansas' projections showed that with the assumption of 20 years of extended operational life for both units, the decommissioning fund balances with earnings over the extended life would be sufficient to decommission both units. Pursuant to APSC approval, which was granted based on the extended life assumptions, beginning in 2001 Entergy Arkansas stopped collecting funds to decommission ANO 1 and 2. The APSC requires Entergy Arkansas to update every five years the estimated costs to decommission ANO. In March 2003, Entergy Arkansas filed with the APSC its third five-year estimate of ANO decommissioning costs. The updated estimate indicated the cost to decommission the two ANO units would be $936 million.

In December 2002, the LPSC approved a settlement between Entergy Gulf States, Inc. and the LPSC staff. The settlement included, among other things, the requirement to cease collection of funds to decommission River Bend based on an assumed license renewal for River Bend.

As part of the Pilgrim, Indian Point 1 and 2, Vermont Yankee, and Palisades/Big Rock Point purchases, the former owners transferred decommissioning trust funds, along with the liability to decommission the plants, to Entergy. As part of the Indian Point 1 and 2 purchase, Entergy also funded an additional $25 million to the decommissioning trust fund. As part of the Palisades transaction, Non-Utility Nuclear assumed responsibility for spent fuel at the decommissioned Big Rock Point nuclear plant, which is located near Charlevoix, Michigan. Once the spent fuel is removed from the site, Non-Utility Nuclear will dismantle the spent fuel storage facility and complete site decommissioning. Non-Utility Nuclear expects to fund this activity from operating revenue, and Non-Utility Nuclear is providing $5 million in credit support to provide financial assurance for this obligation to the NRC.

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

Price-Anderson Act

The Price-Anderson Act requires that reactor licensees purchase insurance and participate in a secondary insurance pool that provides insurance coverage for the public in the event of a nuclear power plant accident. The costs of this insurance are borne by the nuclear power industry. Congress amended and renewed the Price-Anderson Act in 2005 for a term through 2025. The Price-Anderson Act limits contingent liability for a single nuclear incident to approximately $117.5 million per reactor (with 104 nuclear industry reactors currently participating). Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, System Energy, and Entergy's Non-Utility Nuclear business have protection with respect to this liability through a combination of private insurance and an industry assessment program, as well as insurance for property damage, costs of replacement power, and other risks relating to nuclear generating units. The Price-Anderson Act and insurance applicable to the nuclear programs of Entergy are discussed in more detail in Note 8 to the financial statements.

Environmental Regulation

Entergy's facilities and operations are subject to regulation by various governmental authorities having jurisdiction over air quality, water quality, control of toxic substances and hazardous and solid wastes, and other environmental matters. Management believes that its affected companies are in substantial compliance with environmental regulations currently applicable to their facilities and operations. Because environmental regulations are subject to change, future compliance requirements and costs cannot be precisely estimated. Except to the extent discussed below, at this time compliance with federal, state, and local provisions regulating the discharge of materials into the environment, or otherwise protecting the environment, is incorporated into the routine cost structure of Entergy's businesses and is not expected to have a material adverse effect on their competitive position, results of operations, cash flows or financial position.

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
  Nonattainment area programs for control of criteria air pollutants;
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

In April 2007 the U.S. Supreme Court ruled that the applicability of Clean Air Act NSR requirements is not limited only to modifications that create an increase in hourly emission rates, but also can apply to modifications that create an increase in annual emission rates (Environmental Defense v. Duke Energy). This holding reversed a Fourth Circuit Court of Appeals decision limiting the applicability of NSR. This Supreme Court decision has resulted in a renewed effort by the EPA to bring enforcement actions against electric generating units for major non-permitted facility modifications.

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

Ozone Nonattainment

Entergy Texas and Entergy Gulf States Louisiana each operate fossil-fueled generating units in geographic areas that are not in attainment of the currently-enforced national ambient air quality standards for ozone. Texas nonattainment areas that affect Entergy Texas are the Houston-Galveston-Brazoria and the Beaumont-Port Arthur areas. In Louisiana, Entergy Gulf States Louisiana is affected by the nonattainment status of the Baton Rouge area. Areas in nonattainment are classified as "marginal", "moderate," "serious," or "severe." When an area fails to meet the ambient air standard, the EPA requires state regulatory authorities to prepare state implementation plans meant to cause progress toward bringing the area into attainment with applicable standards.

In April 2004, the EPA issued a final rule, effective June 2005, revoking a 1-hour ozone standard, including designations and classifications. In a separate action over the same period, the EPA enacted 8-hour ozone nonattainment classifications and stated that areas designated as nonattainment under a new 8-hour ozone standard shall have one year to adjust to the new requirements with submittal of a new attainment plan.

For Louisiana, the Baton Rouge area was classified as a ''marginal" (rather than "severe") nonattainment area under the new standard with an attainment date of June 15, 2007. On March 21, 2008, the EPA published a notice that the Baton Rouge area had failed to meet the standard by the attainment date and was proceeding with a "bump-up" of the area to the next higher nonattainment level. The Baton Rouge area is now classified as "moderate" nonattainment under the new standard with an attainment date of June 15, 2010.

For Texas, the Beaumont-Port Arthur area was originally classified as a "marginal" (rather than "serious") nonattainment area under the new standard with an attainment date of June 15, 2007. On March 18, 2008, the EPA published a notice that the Beaumont-Port Arthur area had failed to meet the standard by the attainment date based on the area's 2004-2006 monitoring data and was proceeding with a "bump-up" of the area to the next higher nonattainment level. However, 2005-2007 monitoring data showed the area to be in attainment, and on July 9, 2008, the Texas Commission on Environmental Quality proposed a plan for EPA re-designation of the area from nonattainment to attainment under the 8-hour ozone standard.

The Houston-Galveston-Brazoria area was originally classified as "moderate" nonattainment under the new standard with an attainment date of June 15, 2010. On June 15, 2007, the Texas governor petitioned the EPA to reclassify Houston-Galveston-Brazoria from "moderate" to "severe." On October 1, 2008, the EPA granted the request by the Texas governor to voluntarily reclassify the Houston-Galveston-Brazoria ozone nonattainment area from a "moderate" 8-hour ozone nonattainment area to a "severe" 8-hour ozone nonattainment area. The EPA also set April 15, 2010, as the date for the State of Texas to submit a revised state implementation plan addressing the "severe" ozone nonattainment area requirements of the Clean Air Act. The reclassification was effective on October 31, 2008. The area's new attainment date for the 8-hour ozone standard is as expeditiously as practicable, but no later than June 15, 2019.

In December 2006, the EPA's revocation of the 1-hour ozone standard was rejected in a judicial proceeding. As a result, numerous requirements can return for areas that fail to meet 1-hour ozone levels by dates set by the law. These requirements include the potential to increase fees significantly for plants operating in these areas. In addition, it is possible that new emission controls may be required. Specific costs of compliance cannot be estimated at this time, but Entergy is monitoring development of the respective state implementation plans and will develop specific compliance strategies as the plans move through the adoption process.

On March 12, 2008 the EPA reduced the National Ambient Air Quality Standard for ozone, which will in turn place additional counties and parishes in which Entergy operates in nonattainment status. States will then develop state implementation plans that outline control requirements to enable these counties and parishes to reach attainment status. Entergy facilities in these areas may be subject to installation of NOx controls, but the degree of control will not be known until the state implementation plans are developed. Entergy will monitor and be involved in the state implementation plans development process in states where Entergy has facilities.

Hazardous Air Pollutants

In March 2005, the EPA issued a federal rule to cap and reduce mercury emissions from coal-fired power plants. The Clean Air Mercury Rule (CAMR) established "standards of performance" limiting mercury emissions from new and existing coal-fired power plants and created a market-based cap-and-trade program intended to reduce nationwide utility emissions of mercury in two distinct phases. The rule was challenged in the U.S. Court of Appeals for the District of Columbia Circuit (D.C. Circuit). On February 8, 2008, the D.C. Circuit struck down CAMR and remanded the rule to the EPA for further consideration. A request for Supreme Court review of the D.C. Circuit decision is pending. The EPA likely will proceed with developing a Maximum Achievable Control Technology (MACT) retrofit standard for coal and oil-fired units. The EPA has indicated plans to issue another Information Collection Request; the last one was issued in 1999. It is currently expected that the EPA will propose a mercury MACT rule in 2011 with a final rule in 2013. Entergy is continuing to conduct mercury research through coordination with the Electric Power Research Institute (EPRI) and others and remains involved in the current rulemaking process.

Interstate Air Transport

In March 2005, the EPA finalized the Clean Air Interstate Rule (CAIR), which is intended to reduce SO2 and NOx emissions from electric generation plants in order to improve air quality in twenty-nine eastern states. The rule requires a combination of investment of capital to install pollution control equipment and increased operating costs through the purchase of emission allowances. Entergy's capital investment and annual allowance purchase costs under the Clean Air Interstate Rule will depend on the economic assessment of NOx and SO2 allowance markets, the cost of control technologies, and unit usage. Entergy began implementation in 2007, including installation of controls at several facilities and the development of an emission allowance procurement strategy.

The effect on capital spending could be offset by emission allowance markets which allow for purchases or use of allocated allowances; however, the allocation of the emission allowances and the set up of the market will determine the ultimate cost to Entergy. Entergy believes that the original allocation was unfairly skewed towards states with relatively higher emissions by the use of a fuel-adjustment factor. Entergy filed a challenge to this aspect of the rule in the U.S. Court of Appeals for the District of Columbia Circuit (D.C. Circuit).

CAIR was vacated by the D.C. Circuit in July 2008. The court found that the EPA failed to address basic obligations under the Clean Air Act's "good neighbor" provision regarding "upwind" states' contribution to air quality impairment in "downwind" states. The court also ruled favorably on Entergy's challenge, finding that the EPA exceeded its statutory authority when it included a fuel adjustment factor to calculate the state NOx emission budgets.

On December 23, 2008, the D.C. Circuit remanded the CAIR decision to the EPA without vacatur, allowing CAIR to become effective on January 1, 2009, while EPA revises the rule. The revised rule must address all the flaws identified in the D.C. Circuit decision, including the use of a fuel adjustment factor and the use of acid rain SO2 allowances for CAIR. Entergy has reactivated its compliance effort for CAIR based on this court ruling.

Regional Haze

In June 2005, the EPA issued final Best Available Retrofit Control Technology (BART) regulations that could potentially result in a requirement to install SO2 pollution control technology on certain of Entergy's coal and oil generation units. The rule leaves certain BART determinations to the states. The Arkansas Department of Environmental Quality (ADEQ) has completed its State Implementation Plan (SIP)

for Arkansas facilities to implement its obligations under the Clean Air Visibility Rule. The ADEQ has determined that Entergy Arkansas' White Bluff power plant affects a Class I Area visibility and will be subject to the EPA's presumptive BART requirements to install scrubbers and low NOx burners. Under current regulations, the scrubbers must be operational by September 2013. On October 2, 2008, Entergy Arkansas, along with the co-owners of the White Bluff plant, filed a petition before the Arkansas Pollution Control and Ecology Commission (APCE) to modify Arkansas environmental Regulation 19 to coincide with the federal date for implementation, which is within 5 years after the EPA approves the Arkansas SIP. This action was considered necessary to ensure that Entergy Arkansas consumers do not assume any risk from early investment in control equipment that the EPA could consider inadequate subsequent to the close of capital purchase agreements. The APCE has initiated the rulemaking procedure (an action which does not indicate agreement or disagreement with Entergy Arkansas' position), and the proposed rule change will now undergo legislative committee review and a possible APCE decision on adoption or rejection. Currently, the project remains in the planning stages and has not been fully designed, but the latest conceptual cost estimate indicates that Entergy Arkansas' share of the project could cost approximately $630 million. At this time construction is expected to begin in October 2010, and the plant will continue to operate during construction, although an outage will be necessary to complete the tie in of the scrubbers. Entergy continues to review potential environmental spending needs and financing alternatives for any such spending, and future spending estimates could change based on the results of this continuing analysis.

Potential Legislative, Regulatory, and Judicial Developments

In addition to the specific instances described above, there are a number of legislative and regulatory initiatives relating to the reduction of emissions that are under consideration at the federal, state, and local level. Because of the nature of Entergy's business, the adoption of each of these could affect its operations. Entergy continues to monitor these initiatives and activities in order to analyze their potential operational and cost implications. These initiatives include:

  designation by the EPA and state environmental agencies of areas that are not in attainment with national ambient air quality standards;
  introduction of several bills in Congress proposing further limits on NOx, SO2, mercury, or limits on carbon dioxide (CO2) emissions;
  efforts to implement programs intended to reduce CO2 emissions and efforts in the Congress to establish a mandatory federal CO2 emission control structure;
  passage and implementation of the Regional Greenhouse Gas Initiative by several states in the northeast U.S. and similar actions in the Midwest and California;
  efforts on the state and federal level to codify renewable portfolio standards requiring utilities to produce or purchase a certain percentage of their power from defined renewable energy sources; and
  efforts by certain external groups to encourage reporting and disclosure of CO2 emissions and risk. Entergy has prepared responses for the Carbon Disclosure Project's (CDP) annual questionnaire for the past several years and has given permission for those responses to be posted to CDP's website.

In addition to these initiatives, certain states and environmental advocacy groups are seeking judicial action to require the EPA to promulgate regulations under existing provisions of the Clean Air Act to control CO2 emissions from power plants. In April 2007 the U.S. Supreme Court held that the EPA is authorized by the current provisions of the Clean Air Act to regulate emissions of CO2 and other "greenhouse gases" as "pollutants" (Massachusetts v. EPA) and that the EPA is required to regulate these emissions from motor vehicles if the emissions are anticipated to endanger public health or welfare. The Supreme Court directed the EPA to make further findings in this regard. The decision is expected to affect a similar case pending in the U.S. Court of Appeals for the D.C. Circuit (Coke Oven Environmental Task Force v. EPA) considering the same question under a similar Clean Air Act provision in the context of CO2 emissions from electric generating units. Although Entergy cannot predict how the D.C. Circuit or the EPA will react to the Supreme Court decision, one outcome could be a decision to regulate, under the Clean Air Act, emissions of CO2 and other "greenhouse gases" from motor vehicles or from power plants. Entergy participated as a friend of the court in Massachusetts v. EPA and has been granted the same status in Coke Oven. Entergy will continue to advocate in support of reasonable market-based regulation of CO2. The EPA issued an advance notice of public rulemaking on July 11, 2008, opening a 120-day public notice and comment period concerning how the EPA should respond to the Supreme Court's decision in Massachusetts v. EPA. Entergy supported comments of various industry groups advocating national legislation to address CO2 emissions instead of attempting to regulate under the provisions of the Clean Air Act. Entergy continues to monitor these and similar actions in order to analyze their potential operational and cost implications and benefits.

In anticipation of the potential imposition of CO2 emission limits on the electric industry in the future, Entergy has initiated actions designed to reduce its exposure to potential new governmental requirements related to CO2 emissions. These voluntary actions included establishment of a formal program to stabilize power plant CO2 emissions at 2000 levels through 2005, and Entergy succeeded in actually reducing emissions below 2000 levels. Entergy has now established a second formal voluntary program to stabilize power plant CO2 emissions and emissions from controllable power purchases at 20% below 2000 levels through 2010 and continues to support national legislation that would increase planning certainty for electric utilities while addressing emissions in a responsible and flexible manner. By virtue of its proportionally large investment in low- or non-emitting gas-fired and nuclear generation technologies, Entergy's overall CO2 emission "intensity," or rate of CO2 emitted per kilowatt-hour of electricity generated, is already among the lowest in the industry. Total CO2 emissions representing Entergy's ownership share of power plants in the United States were approximately 53.2 million tons in 2000, 49.6 million tons in 2001, 44.2 million tons in 2002, 36.8 million tons in 2003, 38.3 million tons in 2004, 35.6 million tons in 2005, 38.8 million tons in 2006, 40.2 million tons in 2007, and 43.9 million tons in 2008. In 2006, Entergy changed its method of calculating emissions and now includes emissions from controllable power purchases as well as its ownership share of generation, which accounts for the increase beginning in 2006 compared to the trend for the prior years.

Clean Water Act

The 1972 amendments to the Federal Water Pollution Control Act (known as the Clean Water Act) provide the statutory basis for the National Pollutant Discharge Elimination System permit program and the basic structure for regulating the discharge of pollutants from point sources to waters of the United States. The Clean Water Act requires all discharges of pollutants to waters of the United States to be permitted, and section 316(b) of the Clean Water Act regulates cooling water intake structures.

316(b) Cooling Water Intake Structures

The EPA finalized new regulations in July 2004 governing the intake of water at large existing power plants that employ cooling water intake structures. The rule sought to reduce perceived impacts on aquatic resources by requiring covered facilities to implement technology or other measures to meet EPA-targeted reductions in water use and corresponding perceived aquatic impacts. Entergy, other industry members and industry groups, environmental groups, and a coalition of northeastern and mid-Atlantic states challenged various aspects of the rule. In January 2007, the United States Court of Appeals for the Second Circuit remanded the rule to the EPA for reconsideration. The court instructed the EPA to reconsider several aspects of the rule that were beneficial to the regulated community after finding that these provisions of the rule were contrary to the language of the Clean Water Act or were not sufficiently explained in the rule. In April 2008, the United States Supreme Court agreed to review the decision of the Second Circuit on the question of whether the EPA may take into consideration a cost-benefit analysis in developing these regulations, a consideration beneficial to the regulated community that the Second Circuit disallowed. Oral argument before the Supreme Court was held in December 2008. Entergy is one of the petitioners who sought Supreme Court review. After the Supreme Court rules on this issue, the EPA may eventually reissue a rule similar in structure to the rule remanded by the court but with additional content designed to meet the court's concerns, or the EPA may issue a rule with a substantially different structure and effect. Until the EPA issues guidance to the regulated community on what actions should be taken to comply with the Clean Water Act, and until the form and substance of the new rule itself is determined, it is impossible to gauge the effect of the court's decision on Entergy's business.

Entergy's Non-Utility Nuclear business is currently in various stages of the data evaluation and discharge permitting process for its generation facilities. Indian Point is involved in an administrative permitting process with the New York State Department of Environmental Conservation (NYSDEC) for renewal of the Indian Point 2 and 3 discharge permits.  In November 2003, the NYSDEC issued a draft permit indicating that closed cycle cooling would be considered the "best technology available" for minimizing perceived adverse environmental impacts attributable to the intake and discharge of cooling water at Indian Point 2 and 3.  The draft permit would require Entergy to take certain steps to assess the feasibility of retrofitting the site to install cooling towers because Entergy has applied for NRC license renewal at Indian Point 2 and 3.  The draft permit could also require, upon its becoming effective, the facilities to take an annual 42 unit-day outage (coordinated with the existing refueling outage schedule) and provide a payment into a NYSDEC account until the start of cooling tower construction.  Entergy is participating in the administrative process in order to have the draft permit modified prior to final issuance and opposes any requirement to install cooling towers or to begin annual outages at Indian Point 2 and 3.  Entergy notified the NYSDEC that the cost of retrofitting Indian Point 2 and 3 with cooling towers likely would cost, in 2003 dollars, at least $740 million in capital costs and an additional $630 million in lost generation during construction.  Due to fluctuations in power pricing and because a retrofitting of this size and complexity has never been undertaken, significant uncertainties exist in these estimates.  An August 13, 2008 ruling by the NYSDEC's Assistant Commissioner has restructured the permitting process.  The NYSDEC has directed Entergy to develop detailed feasibility information regarding the construction and operation of cooling towers prior to the issuance of a new draft permit.  The reports include a visual impact/aesthetics report due April 20, 2009; a plume/emissions report due September 1, 2009; a technical feasibility report due December 1, 2009; and an economic report addressing whether the costs of cooling towers can be reasonably borne.  NYSDEC will consider the information submitted and issue another draft permit with a new best technology available determination, which may or may not be cooling towers.  A new comment period and further contested proceedings likely would follow.

At the request of the EPA Region 1 (Boston), Entergy submitted extensive data to the agency in July 2008 concerning cooling water intake impacts at the Pilgrim nuclear power plant. Analysis of technologies that may be appropriate for Pilgrim continues, but it appears at this point that cooling towers are not feasible due to restrictions in the plant's condenser design and capacity. Other technologies, such as variable speed pumps and the relocation of the cooling water intake, are under consideration if monitoring indicates that any action needs to be taken at the station.

Entergy's Utility business generation facilities are likewise in the process of reviewing data, considering implementation options, and providing information required by the current rule to the EPA and the affected states concerning cooling water intake structures. Entergy will continue to monitor the activities of the EPA and the states toward the implementation of section 316(b) of the Clean Water Act in the wake of the remand of the current rule and will respond accordingly. Deadlines for determining compliance with Section 316(b) and for any required capital or operational expenditures are unknown at this time due to the remand of the rule to the EPA. As a result, management cannot predict the amounts Entergy will ultimately be required to spend to comply with Section 316(b) and any related state regulations, although such amounts could be significant.

Vermont Yankee Thermal Discharge Permit

Opposition groups appealed a final permit issued to Vermont Yankee pursuant to the National Pollutant Discharge Elimination System in which the Vermont Agency of Natural Resources (VANR) allowed a small increase in the amount of heat the facility can discharge to the Connecticut River from June 16 to October 14 each year. The VANR permit amendment increases operational flexibility for the required usage rate of the existing cooling towers and for the generation rate of the facility that is especially helpful in conditions of high ambient temperatures or low river flow conditions. The trial of this matter took place in the Vermont Environmental Court during the summer of 2007. On May 22, 2008, the Vermont Environmental Court entered its judgment and order granting the increased thermal discharge provided in the amendment for the period from July 8 through October 14 each year but imposing additional management and measurement requirements with respect to that period and for the period from June 16 through July 7. Entergy and opposition groups have appealed aspects of the ruling to the Vermont Supreme Court.

Groundwater at Certain Nuclear Sites

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

As part of the groundwater monitoring and protection program, Entergy has: (1) performed reviews of plant groundwater characteristics (hydrology) and historical records of past events on site that may have potentially impacted groundwater; (2) implemented fleet procedures on how to handle events that could impact groundwater; and (3) installed groundwater monitoring wells and began periodic sampling. The program also includes protocols for notifying local officials if contamination is found.

Entergy identified two sources of the contamination at Indian Point. The first source is a historical leak from the Unit 2 spent fuel pool, which has been remediated. The other source was leakage from the Unit 1 spent fuel pool. Because the Unit 1 spent fuel pool has now been drained, Entergy expects no further migration of radionuclides into the groundwater. In October 2007, the EPA announced that it was consulting with the NRC and the NYSDEC regarding Indian Point. The EPA stated that after reviewing data it confirmed with New York State that there have been no violations of federal drinking water standards for radionuclides in drinking water supplies.

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

Indian Point Units 1 and 2 Hazardous Waste Remediation

As part of the effort to terminate the current Indian Point 2 mixed waste storage permit, Entergy was required to perform groundwater and soil sampling for metals, PCBs and other non-radiological contaminants on plant property, regardless of whether these contaminants stem from onsite activities or were related to the waste stored on-site pursuant to the permit. Entergy believes this permit is no longer necessary for the facility due to an exemption for mixed wastes (hazardous waste that is also radioactive) promulgated as part of the EPA's hazardous waste regulations. This exemption allows mixed waste to be regulated through the NRC license instead of through a separate EPA or state hazardous waste permit. In February 2008, Entergy submitted its report on this sampling effort to the NYSDEC. The report indicated the presence of various metals in soils at levels above the NYSDEC cleanup objectives. It does not appear that these metals are connected to operation of the nuclear facility. At the request of the NYSDEC, Entergy submitted a plan on August 8, 2008, for a study that will identify the sources of the metals. The NYSDEC recently approved this workplan with some conditions related to the need to study whether the soil impact observed may have originated from plant construction materials. This issue is being studied by Entergy to determine if any changes to the workplan are necessary. The NYSDEC may require additional work to define the vertical and lateral extent of the contamination on-site, and evaluate any potential for migration off-site. The NYSDEC plans to use the results of this investigation to determine whether the permit can be terminated and the metals left in place until plant decommissioning or if further investigation or remediation are required. Entergy is unable to determine what the extent or cost of required remediation, if any, will be at this time.

Prior to Entergy's purchase of Indian Point Unit 1, the previous owner completed the cleanup and desludging of the Unit 1 water storage pool, generating mixed waste (waste that is regulated as both low-level nuclear waste and hazardous waste).  The waste currently is stored in the Unit 1 containment building in accordance with NRC regulations controlling low level radioactive waste.  The waste is also regulated by the NYSDEC.  The NYSDEC requires Entergy to survey quarterly the availability of any commercial facility capable of treating, processing and disposing of this waste in a commercially reasonable manner.  Entergy continues to review this matter and to conduct its quarterly searches for a commercially reasonable vendor that is acceptable both to the NRC and NYSDEC. The cost of this disposal cannot be estimated at this time due to the many variables existing in the type and manner of disposal.

Comprehensive Environmental Response, Compensation, and Liability Act of 1980

The Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (CERCLA), authorizes the EPA to mandate clean-up by, or to collect reimbursement of clean-up costs from, owners or operators of sites at which hazardous substances may be or have been released. Certain private parties also may use CERCLA to recover response costs. Parties that transported hazardous substances to these sites or arranged for the disposal of the substances are also deemed liable by CERCLA. CERCLA has been interpreted to impose strict, joint, and several liability on responsible parties. Entergy's Utility and Non-Utility Nuclear businesses have sent waste materials to various disposal sites over the years, and releases have occurred at Entergy facilities. In addition, environmental laws now regulate certain of Entergy's operating procedures and maintenance practices that historically were not subject to regulation. Some disposal sites used by Entergy have been the subject of governmental action under CERCLA, resulting in site clean-up activities. Entergy's Utility and Non-Utility Nuclear businesses have participated to various degrees in accordance with their respective potential liabilities in such site clean-ups and have developed experience with clean-up costs. The affected Entergy companies have established reserves for such environmental clean-up and restoration activities. Details of significant CERCLA liabilities are discussed in the "Other Environmental Matters" section below.

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

Entergy Gulf States Louisiana is currently involved in the second phase of the remedial investigation of the Lake Charles Service Center site, located in Lake Charles, Louisiana. A manufactured gas plant (MGP) is believed to have operated at this site from approximately 1916 to 1931. Coal tar, a by-product of the distillation process employed at MGPs, was apparently routed to a portion of the property for disposal. The same area has also been used as a landfill. In 1999, Entergy Gulf States, Inc. signed a second Administrative Consent Order with the EPA to perform removal action at the site. In 2002, approximately 7,400 tons of contaminated soil and debris were excavated and disposed of from an area within the service center. In 2003, a cap was constructed over the remedial area to prevent the migration of contamination to the surface. In August 2005, an administrative order was issued by the EPA requiring that a 10-year groundwater study be conducted at this site. The groundwater monitoring study commenced in January 2006, and is continuing on a quarterly basis. Entergy Gulf States Louisiana and Entergy Texas each believe that its ultimate responsibility for this site will not materially exceed the existing clean-up provisions of $0.6 million for Entergy Gulf States Louisiana and $0.5 million for Entergy Texas.

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

The Texas Commission on Environmental Quality (TCEQ) notified Entergy Gulf States, Inc. that the TCEQ believed that Entergy Gulf States, Inc. is one of many potentially responsible parties (PRP) concerning contamination existing at the Spector Salvage Yard proposed state superfund site in Orange, Texas. The TCEQ conducted a removal action consisting of the excavation and offsite disposal of contaminated surface soil. Entergy Gulf States Louisiana and Entergy Texas do not believe at this time that the former Gulf States Utilities contributed any significant amount of hazardous substances to this site and therefore are contesting liability. Entergy Texas and Entergy Gulf States Louisiana believe that their ultimate responsibility for this site will not exceed their existing clean-up provisions.

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

Entergy Louisiana has completed soil remediation operations at the former site of its Southern Transformer Shop, located in Algiers, Orleans Parish. The excavation and removal of impacted soils began in October 2007 and was completed in January 2008. Prior to the soil remediation, a thorough site assessment and risk evaluation had been performed at the property utilizing Louisiana's Risk Evaluation and Corrective Action Program. An abandoned water well, discovered during remediation operations, was registered and closed with LDEQ approval in accord with applicable regulations. The final remediation report currently is under review by LDEQ. LDEQ has indicated that a Certificate of Completion will be issued in early 2009. Entergy's lease has been extended on a month to month basis pending the receipt of the Certificate of Completion from LDEQ. A provision of $15,000 has been established for project completion.

During 1993, the LDEQ issued new rules for solid waste regulation, including regulation of wastewater impoundments. Entergy Louisiana has determined that some of its power plant wastewater impoundments were affected by these regulations and may require remediation, repair, or closure. Completion of this work is dependent on pending LDEQ approval of submitted solid waste permit applications. As a result, a recorded liability in the amount of $0.8 million for Entergy Louisiana existed at December 31, 2008 for ongoing wastewater remediation and repairs and closures. Management believes this reserve to be adequate based on current estimates.

Transmission and distribution storm teams entered wetland areas of Lafourche Parish to restore Entergy Louisiana's Barataria-Golden Meadow line shortly after Hurricane Katrina.  A portion of this line crosses property owned by a third party.  The landowner has requested that Entergy Louisiana conduct an extensive wetland mitigation program over a ten-acre area and has filed suit against Entergy Louisiana and certain other Entergy subsidiaries concerning the extent of the mitigation.  Entergy Louisiana believes that the marsh area affected by its activities is less than 2 acres and that restoration can be conducted to the satisfaction of the United States Corps of Engineers and the State of Louisiana for substantially less than the over $4 million claimed by the plaintiff. Entergy Louisiana will meet with the Corps of Engineers and the State of Louisiana to determine the extent of mitigation required by the Clean Water Act and parallel state law.

Entergy Louisiana and Entergy Texas

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

Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy New Orleans, and Entergy Texas

The TCEQ notified Entergy Arkansas, Entergy Gulf States, Inc., Entergy Louisiana, and Entergy New Orleans that the TCEQ believes those entities are PRPs concerning contamination existing at the San Angelo Electric Service Company (SESCO) facility in San Angelo, Texas. The facility operated as a transformer repair and scrapping facility from the 1930s until 2003. Both soil and groundwater contamination exists at the site. Entergy Gulf States, Inc. and Entergy Louisiana sent transformers to this facility during the 1980s. Entergy Gulf States, Inc., Entergy Louisiana, and Entergy Arkansas responded to an information request from the TCEQ and continue to cooperate in this investigation. Entergy New Orleans provided requested information concerning its former status in bankruptcy. Entergy Gulf States, Inc. and Entergy Louisiana joined a group of PRPs responding to site conditions in cooperation with the State of Texas, creating cost allocation models based on review of SESCO documents and employee interviews, and investigating contribution actions against other PRPs.  Entergy Gulf States Louisiana, Entergy Louisiana, and Entergy Texas have agreed to contribute to the remediation of contaminated soil and groundwater at the site in a measure proportionate to those companies' involvement at the site, while Entergy Arkansas and Entergy New Orleans likely will pay de minimis amounts.  Current estimates, although preliminary and variable depending on the level of third-party cost contributions, indicate that Entergy's total share of remediation costs likely will be less than $1 million. The TCEQ approved an Agreed Administrative Order on September 20, 2006, that will allow the implementation of a Remedial Investigation/Feasibility Study at the SESCO site; with the ultimate disposition being a remedial action to remove contaminants of concern. TCEQ approved the Remedial Investigation Work Plan in May 2007 and field sampling began in July 2007.

Entergy Mississippi, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy New Orleans, and Entergy Texas

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

Entergy Arkansas and Entergy Gulf States Louisiana

Recent catastrophic events involving coal ash management surface impoundments at Tennessee Valley Authority facilities may prompt the establishment of regulatory requirements at the federal level for these and similar units.  Entergy has reviewed available information concerning these events and, while certain characteristics of Entergy's management practices and the ash produced make similar events highly unlikely, there is a risk that any new regulations may result in stricter ash management standards, monitoring requirements, and/or unit upgrades/closures.  Entergy is monitoring regulatory developments and working directly with regulatory agencies and through industry groups to ensure any regulations are reasonable and based on sound science.  It is not possible to estimate a financial impact, if any, at this time.

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

Ratepayer Lawsuits (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy New Orleans, and Entergy Texas)

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

Plaintiffs also filed a corresponding complaint with the City Council in order to initiate a review by the City Council of the plaintiffs' allegations and to force restitution to ratepayers of all costs they allege were improperly and imprudently included in the fuel adjustment filings. Testimony was filed on behalf of the plaintiffs in this proceeding asserting, among other things, that Entergy New Orleans and other defendants have engaged in fuel procurement and power purchasing practices and included costs in Entergy New Orleans' fuel adjustment that could have resulted in Entergy New Orleans customers being overcharged by more than $100 million over a period of years. Hearings were held in February and March 2002. In February 2004, the City Council approved a resolution that resulted in a refund to customers of $11.3 million, including interest, during the months of June through September 2004. In May 2005 the Civil District Court for the Parish of Orleans affirmed the City Council resolution, finding no support for the plaintiffs' claim that the refund amount should be higher. In June 2005, the plaintiffs appealed the Civil District Court decision to the Louisiana Fourth Circuit Court of Appeal. On February 25, 2008, the Fourth Circuit Court of Appeal issued a decision affirming in part, and reversing in part, the Civil District Court's decision.  Although the Fourth Circuit Court of Appeal did not reverse any of the substantive findings and conclusions of the City Council or the Civil District Court, the Fourth Circuit found that the amount of the refund was arbitrary and capricious and increased the amount of the refund to $34.3 million.  Entergy New Orleans believes that the increase in the refund ordered by the Fourth Circuit is not justified. Entergy New Orleans, the City Council, and the plaintiffs requested rehearing, and in April 2008, the Fourth Circuit granted the plaintiffs' request for rehearing. In addition to changing the basis for the court's decision in the manner requested by the plaintiffs, the court also granted the plaintiffs' request that it provide for interest on the refund amount. The court denied the motions for rehearing filed by the City Council and Entergy New Orleans. In May 2008, Entergy New Orleans and the City Council filed with the Louisiana Supreme Court applications for a writ of certiorari seeking, among other things, reversal of the Fourth Circuit decision. The Louisiana Supreme Court granted these writ applications in October 2008 and will review the Fourth Circuit's decision. Oral argument before the Louisiana Supreme Court was held on January 22, 2009.

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

In December 2003, the Council advisors filed a motion in the City Council proceedings to bifurcate the hearing in this matter, such that the effect of the provision of the 1922 Ordinance in setting lawful rates would be considered first. Only if it is determined that this provision establishes a limitation would the remaining issues be reached. The motion to bifurcate was granted by the City Council in April 2004, and a hearing on the first part of the bifurcated proceeding was completed in June 2005. After the submission of briefs and oral argument in April 2006, the City Council dismissed with prejudice the plaintiffs' claims on multiple grounds. In May 2006, the plaintiffs appealed the City Council's decision, and the plaintiffs' appeal is currently pending in Civil District Court for the Parish of Orleans. Entergy New Orleans also appealed, separately, certain evidentiary rulings included in the City Council's decision. These matters were consolidated and oral argument on these appeals took place before the Civil District Court in August 2008.

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

In March 2006 the Corpus Christi Court of Appeals determined that it had not been established that either the FERC or the PUCT had exclusive jurisdiction over the plaintiffs' claims and, on this basis, reversed the district court's dismissal order and remanded the case for further proceedings. The court of appeals also affirmed the district court's decision allowing Entergy Gulf States, Inc. to intervene in the case. Entergy filed a petition for review with the Texas Supreme Court. The Texas Supreme Court denied the petition for review in February 2007, and in August 2007 denied Entergy's request for rehearing. Entergy filed a petition for a writ of certiorari with the United States Supreme Court for review of the decision, and the writ of certiorari request was denied in February 2008. The case is now pending again in the state district court.

Fiber Optic Cable Litigation (Entergy Corporation and Entergy Louisiana)

Several property owners have filed a class action suit against Entergy Louisiana, Entergy Services, ETHC, and Entergy Technology Company in state court in St. James Parish, Louisiana purportedly on behalf of all property owners in Louisiana who have conveyed easements to the defendants. The lawsuit alleges that Entergy installed fiber optic cable across the plaintiffs' property without obtaining appropriate easements. The plaintiffs seek damages equal to the fair market value of the surplus fiber optic cable capacity, including a share of the profits made through use of the fiber optic cables, and punitive damages. Entergy removed the case to federal court in New Orleans; however, the district court remanded the case back to state court. In February 2004, the state court entered an order certifying this matter as a class action. Entergy's appeals of this ruling were denied. The parties have entered into a term sheet establishing basic terms for a settlement that must be approved by the court.

Asbestos Litigation (Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas)

Numerous lawsuits have been filed in federal and state courts primarily in Texas and Louisiana, primarily by contractor employees who worked in the 1940-1980s timeframe, against Entergy Gulf States Louisiana and Entergy Texas, and to a lesser extent the other Utility operating companies, as premises owners of power plants, for damages caused by alleged exposure to asbestos. Many other defendants are named in these lawsuits as well. Currently, there are approximately 500 lawsuits involving approximately 6,000 claimants. Management believes that adequate provisions have been established to cover any exposure. Additionally, negotiations continue with insurers to recover reimbursements. Management believes that loss exposure has been and will continue to be handled so that the ultimate resolution of these matters will not be material, in the aggregate, to the financial position or results of operation of the Utility operating companies.

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

Employees

Employees are an integral part of Entergy's commitment to serving its customers. As of December 31, 2008, Entergy employed 14,669 people.

Utility:
Entergy Arkansas	1,526
Entergy Gulf States Louisiana	858
Entergy Louisiana	1,008
Entergy Mississippi	828
Entergy New Orleans	378
Entergy Texas	744
System Energy	-
Entergy Operations	2,448
Entergy Services	3,179
Entergy Nuclear Operations	3,620
Other subsidiaries	80
Total Entergy	14,669

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

Utility Regulatory Risks

(Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas and System Energy)

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

In addition, regulators can initiate proceedings to investigate the prudence of costs in the Utility operating companies' base rates and examine, among other things, the prudence of the companies' operation and maintenance practices, level of expenditures (including storm costs), allowed rates of return and appropriate rate base, proposed resource acquisitions and previously incurred capital expenditures.  The regulators can disallow costs found not to have been prudently incurred, creating some risk to the ultimate recovery of those costs. Regulatory proceedings relating to rates and other matters typically involve multiple parties seeking to limit or reduce rates. The proceedings generally have long timelines, are primarily based on historical costs, and may or may not be limited by statute, which could cause the Utility operating companies and System Energy to experience regulatory lag in recovering such costs through rates. Decisions are typically subject to appeal, potentially leading to additional uncertainty associated with rate case proceedings. The Utility operating companies and System Energy, and the energy industry as a whole, have experienced a period of rising costs and investments, which could result in more frequent rate cases and requests for, and the continuation of, cost recovery mechanisms. For information regarding rate case proceedings, see Note 2 to the financial statements.

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

The Utility operating companies' cash flows can be negatively affected by the time delays between when gas, power or other commodities are purchased and the ultimate recovery from customers in rates. On occasion, when the level of incurred costs for fuel and purchased power rises very dramatically, some of the Utility operating companies may agree to defer recovery of a portion of that period's fuel and purchased power costs for recovery at a later date, which could increase the near-term working capital and borrowing requirements of those companies. For a description of fuel and purchased power recovery mechanisms and information regarding the regulatory proceedings for fuel and purchased power recovery, see Note 2 to the financial statements.

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

The Utility operating companies historically have engaged in the coordinated planning, construction, and operation of generating resources and bulk transmission facilities under the terms of the System Agreement, which is a rate schedule that has been approved by the FERC. In 2005, the FERC issued a decision requiring changes to the cost allocation methodology used in that rate schedule. In 2007 and 2008, payments (based on calendar year 2006 and 2007 production costs, respectively) were made by Entergy Arkansas to certain of the Utility operating companies. Although actual payments/receipts for 2009, based on calendar year 2008 production costs, will not be calculated until the Utility operating companies have filed their FERC Form 1s, preliminary estimates indicate that Entergy Arkansas will be required to make payments of $394 million in 2009 (as compared to $252 million in each of 2007 and 2008). Entergy's management believes that any changes in the allocation of production costs resulting from the FERC's decision and related retail proceedings should result in similar rate changes for retail customers. The timing of recovery of these costs in rates, however, could be the subject of additional regulatory and other proceedings.

In December 2005, Entergy Arkansas provided notice of its intent to terminate its participation in the System Agreement. In November 2007, Entergy Mississippi provided its notice to terminate its participation in the System Agreement. Each notice of termination is effective ninety-six (96) months from the date of notice or such earlier date as authorized by the FERC. Entergy cannot predict the timing or the form of any successor arrangement to the System Agreement, to the extent one is implemented, or the effect such a successor arrangement (or the absence thereof) will have on Entergy or the Utility operating companies.

The LPSC, APSC, MPSC and the AEEC have appealed the 2005 FERC decision to the Court of Appeals for the D.C. Circuit. Entergy and the City of New Orleans intervened in the various appeals. The D.C. Circuit issued its decision in April 2008. The D.C. Circuit affirmed the FERC's decision in most respects, but remanded the case to the FERC for further proceedings and reconsideration of its conclusion that it was prohibited from ordering refunds and its determination to implement the bandwidth remedy commencing with calendar year 2006 production costs (with the first payments/receipts commencing in June 2007), rather than commencing the remedy on June 1, 2005. The D.C. Circuit concluded the FERC had failed to offer a reasoned explanation regarding these issues. On July 17, 2008, the Utility operating companies filed with FERC a motion proposing additional procedures on the remanded issues. The proceeding is pending at the FERC. For information regarding these and other proceedings associated with the System Agreement, as well as additional information regarding the System Agreement itself, see "Rate, Cost-recovery, and Other Regulation - Federal Regulation - System Agreement Proceedings" section of Management's Financial Discussion and Analysis for Entergy Corporation and each of the Registrant Subsidiaries. See "Fuel and purchased power cost recovery, Entergy Texas," in Note 2 to the financial statements for discussion of a PUCT decision that Entergy Texas is currently challenging regarding its rough production cost equalization receipts that could result in $18.6 million of trapped costs between Entergy's Texas and Louisiana jurisdictions. Although the outcome and timing of the FERC and these other proceedings and appeals cannot be predicted at this time, Entergy Corporation and the Utility operating subsidiaries do not believe that the ultimate resolution of these proceedings will have a material adverse effect on their liquidity, financial condition or results of operations.

(Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas)

A delay or failure in recovering amounts for storm restoration costs incurred, as a result of severe weather could have material adverse effects on Entergy and those Utility operating companies affected by severe weather.

Entergy's and its Utility operating companies' results of operations, liquidity and financial condition can be materially adversely affected by the destructive effects of severe weather. Severe weather can also result in significant outages for the customers of the Utility operating companies and, therefore, reduced revenues for the Utility operating companies during the period of the outages.  A delay or failure in recovering amounts for storm restoration costs incurred or revenues lost as a result of severe weather could have a material adverse effect on Entergy and those Utility operating companies affected by severe weather. For example, as a result of Hurricane Gustav and Hurricane Ike, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans and Entergy Texas expect to incur a total of approximately $1.295 billion to $1.360 billion in storm restoration costs for the repair or replacement of their electric facilities damaged by the hurricanes. In addition, as a result of ice storms in Entergy Arkansas' service territory in January 2009, Entergy Arkansas expects to incur a total of approximately $165 million to $200 million in storm restoration costs for the repair or replacement of the electric facilities damaged by the storms. Entergy and certain of the Utility operating companies are considering all reasonable avenues to recover storm-related costs, including, but not limited to, accessing funded storm reserves; federal and local cost recovery mechanisms, including requests for Community Development Block Grant funding; securitization; and insurance, to the extent deductibles are met.

The non-capital portion of the restoration costs are being accumulated as regulatory assets (except for Entergy Arkansas) and not charged against current income based upon expectation of cost recovery. Because the Utility operating companies have not completed the regulatory process for recovery of these storm costs, however, there is an element of risk regarding recovery. For example, Entergy Arkansas requested the deferral of $26 million in a regulatory asset that represents extraordinary storm restoration costs for the year 2008 that are in excess of the $14.4 million included in base rates. The regulatory asset would be recovered through a surcharge over a 12-month period beginning in January 2009. On December 19, 2008, the APSC approved Entergy Arkansas' request to defer 2008 extraordinary storm restoration costs for recovery via a storm damage rider in 2009. The APSC reduced Entergy Arkansas' request by $4 million to allow for standard variation in storm costs from the normalized level in base rates. Entergy Arkansas is permitted to recover the retail portion of $22.3 million, subject to adjustments arising from storm cost audit, earnings review, and other items consistent with past regulatory practice. For further information regarding the effects of Hurricane Gustav and Hurricane Ike, see "Management's Financial Discussion and Analysis - Hurricane Gustav and Hurricane Ike" for Entergy and each of the Utility operating companies (other than Entergy Mississippi). For further information with respect to storm cost recovery regulatory filings, see Note 2 to the financial statements.

A failure to obtain renewed licenses for the continued operation of the Non-Utility Nuclear nuclear power plants could negatively affect Entergy's operations and lead to an increase in decommissioning costs and depreciation rates.

The pending license renewal applications for four of Non-Utility Nuclear's nuclear power plants and the potential license renewal applications of the Utility operating company nuclear plants are the subject of significant public and local political debate as well as state permitting requirements. Various parties have expressed opposition to the pending license renewal applications. In addition, a group of environmental and civic organizations has filed a petition with the NRC seeking a suspension of the currently pending license renewal proceedings for Indian Point, Pilgrim and Vermont Yankee. In addition to the NRC license renewal process with respect to Vermont Yankee, the Vermont Public Service Board will need to amend the certificate of public good held by Entergy Vermont Yankee, LLC and Entergy Nuclear Operations, which also requires Vermont legislative approval, and the Vermont Public Service Board and the Vermont legislature must approve the continued operation of Vermont Yankee and the storing of generated spent fuel in Vermont after March 21, 2012. If the NRC or the states in which Entergy's nuclear power plants are located, to the extent applicable, do not renew the operating licenses for one or more of these plants, or otherwise do not take the necessary actions for the continued operation of these plants, Entergy's results of operations could be adversely affected by loss of revenue associated with the plant or plants, increased depreciation rates and accelerated and increased decommissioning costs. In addition, Entergy may incur increased operating costs depending on any conditions that may be imposed in connection with license renewal.

Changing Market Structure Risk

(Entergy Corporation and Entergy Texas)

Delays and uncertainty relating to the start of retail open access in Texas for Entergy Texas could have a material adverse effect on Entergy Texas' and Entergy Corporation's financial condition, results of operations and liquidity.

The PUCT has delayed implementation of retail open access in Entergy Texas' service territory. Pursuant to a statute enacted in June 2005, in 2006, the PUCT approved a rate rider allowing Entergy Texas to recover reasonable and necessary transition to competition costs previously incurred by Entergy Texas. The statute also provides (i) for Entergy Texas to file a transition to competition plan, which Entergy Texas filed on December 29, 2006, and (ii) for Entergy Texas' retail rates to be subject to cost-of-service regulation until retail customer choice is implemented in its service territory.

Under the transition to competition plan filed by Entergy Texas with the PUCT, Entergy Texas proposed joining the Electric Reliability Council of Texas, or ERCOT, because ERCOT already has all of the prerequisites for retail choice. Entergy Texas' filing included an estimate that construction costs for facilities to interconnect Entergy Texas' operations with ERCOT and implement retail open access could be approximately $1 billion. Under Entergy Texas' plan, retail open access could commence as early as 2013, although that is unlikely given recent PUCT decisions. For additional information regarding joining ERCOT, see the "Electric Industry Restructuring (Entergy Texas)" section of Note 2 to the financial statements.

Further extended delays and uncertainty with respect to whether retail open access will be implemented in Texas, particularly with respect to the PUCT's ultimate decision on the power region proposed in the transition to competition plan filed in 2006, and the recovery of capital costs that may be incurred in connection with the implementation of that aspect of the transition to competition plan, as well as the possibility of adverse decisions in proceedings currently pending, or which will be commenced in the future, at the PUCT (in each case whether related to the statute or otherwise), could have a material adverse effect on Entergy Texas' and Entergy Corporation's financial condition, results of operations, and liquidity. For additional information regarding Entergy Texas' transition to competition plan, see the "Retail Rate Proceedings - Filings with the PUCT and Texas Cities (Entergy Texas)" section of Note 2 to the consolidated financial statements.

Nuclear Operating and Regulatory Risks

(Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, and System Energy)

Certain of the Utility operating companies, System Energy, and Entergy's Non-Utility Nuclear subsidiaries must consistently operate their nuclear power plants at high capacity factors in order to be successful, and lower capacity factors could materially adversely affect Entergy's and their results of operations, financial condition and liquidity.

Nuclear capacity factors significantly affect certain Utility operating companies', System Energy's and the Non-Utility Nuclear subsidiaries' results of operations. Nuclear plant operations involve substantial fixed operating costs, as well as non-fixed costs associated with plant operating conditions and issues. Consequently, to be successful, a plant owner must consistently operate its nuclear power plants at high capacity factors. Lower capacity factors increase operating costs by requiring the affected companies to generate additional energy, sometimes at higher costs, from their fossil or hydroelectric facilities or purchase additional energy in the spot or forward markets in order to satisfy their supply needs. Although most of the Non-Utility Nuclear forward sales are on a pure unit-contingent basis, which depends on the availability of the asset, some of the unit-contingent contracts guarantee a specific capacity factor. Non-Utility Nuclear forward sales can also be on a Firm LD basis. In the event these plants were operating below the guaranteed capacity factors, the unit-contingent contracts carrying damage provisions would subject the Entergy System to price risk for the undelivered power should the other regional generation plants not be able to produce adequate volumes at or below the contract price.

Certain of the Utility operating companies, System Energy, and Entergy's Non-Utility Nuclear subsidiaries periodically shutdown their nuclear power plants to replenish fuel. Plant maintenance and upgrades are often scheduled during such fuel outages. If refueling outages last longer than anticipated or if unplanned outages arise, Entergy's and their results of operations, financial condition and liquidity could be materially adversely affected.

Outages at nuclear power plants to replenish fuel require the plant to be "shutdown." Refueling outages generally are planned to occur once every 18 to 24 months and have historically averaged approximately 30 days in duration. Plant maintenance and upgrades are often scheduled during such planned outages. When planned outages last longer than anticipated or a plant experiences unplanned outages, capacity factors decrease and maintenance costs increase. The Non-Utility Nuclear subsidiaries may face lower margins due to higher costs and lower energy sales for unit-contingent power supply contracts or potentially higher energy replacement costs for unit-contingent contracts with capacity guarantees that are not met due to extended or unplanned outages.

Certain of the Utility operating companies, System Energy, and Entergy's Non-Utility Nuclear subsidiaries face risks related to the purchase of uranium fuel (and its conversion, enrichment and fabrication), and their inability to effectively manage these risks by purchasing from a diversified mix of sellers located in a diversified mix of countries could materially adversely affect Entergy's and their results of operations, financial condition and liquidity.

Based upon currently planned fuel cycles, Entergy's nuclear units have a diversified portfolio of contracts and inventory that provides substantially adequate nuclear fuel materials and conversion and enrichment services at what Entergy believes are reasonably predictable through most of 2010. Entergy's ability to purchase nuclear fuel at reasonably predictable prices, however, depends upon the creditworthiness and performance reliability of uranium miners, as well as upon the structure of Entergy's contracts for the purchase of nuclear fuel. For example, some of the supply under Entergy's contracts for nuclear fuel is effectively on a "mine-contingent" basis, which means that if applicable mines are unable to supply sufficient uranium, Entergy may be required to purchase some nuclear fuel from another supplier. There are a number of possible alternate suppliers that may be accessed to mitigate such an event, including potentially drawing upon Entergy's own inventory intended for later generation periods depending upon its risk management strategy at that time, although the pricing of any such alternate uranium supply from the market will be dependent upon the market for uranium supply at that time. The market for uranium supply became extremely limited and volatile in 2006 and 2007, but settled down substantially in 2008. Market prices for uranium concentrates rose from about $7 per pound in December 2000 to a 2007 range of $70 to $135 per pound, but in 2008 traded in a range of about $45 to $90 per pound and ended the year around $50 per pound. Although some level of uranium price volatility is possible, the high 2007 level of volatility is not expected to continue (Entergy anticipates more like the 2008 degree of price volatility, or less, barring major supply events), and the effects of market price changes may be reduced and deferred by risk management strategies (such as opportunistic buying for inventory or entering into forward physical contracts at fixed prices when Entergy believes it is appropriate and useful). Entergy buys uranium from a diversified mix of sellers located in a diversified mix of countries, and from time to time purchases from nearly all qualified reliable major market participants worldwide that sell into the U.S. The recent higher nuclear fuel market prices of 2006-2009 compared to the 2000-2005 period affect the U.S. nuclear utility industry, including Entergy, first in cash flow requirements for fuel acquisition, and then, some time later, in nuclear fuel expenses. For example, for a nuclear fleet the size of Entergy's, the current market value of annual enriched uranium requirements has increased by several hundred million dollars compared to about five years ago. As nuclear fuel installed in the core in nuclear power plants is replaced fractionally over an approximate five-year period, nuclear fuel expense is beginning to, and will eventually with a time lag, reflect current market prices and can be expected to increase from the previously reported industry levels of about 0.5 cents per kWh to closer to 1.0 cent per kWh. Entergy's nuclear fuel contract portfolio has provided a degree of price hedging against the full extent of market prices through 2010, but market trends will eventually affect the costs of all nuclear plant operators. Although Entergy's nuclear fuel contract portfolio provides a degree of hedging against these market risks for several years, the increased costs for nuclear fuel in the future cannot be predicted with certainty due to market trends, and could materially adversely affect certain of the Utility operating companies, System Energy, and the Non-Utility Nuclear subsidiaries' liquidity, financial condition and results of operations.

Certain of the Utility operating companies, System Energy, and Entergy's Non-Utility Nuclear subsidiaries face the risk that the Nuclear Regulatory Commission will change or modify its regulations or suspend or revoke their licenses, which could materially adversely affect Entergy's and their results of operations, financial condition and liquidity.

Under the Atomic Energy Act and Energy Reorganization Act, the NRC regulates the operation of nuclear power plants. The NRC may modify, suspend or revoke licenses, shut down a nuclear facility and impose civil penalties for failure to comply with the Atomic Energy Act, related regulations or the terms of the licenses for nuclear facilities. A change in the Atomic Energy Act or the applicable regulations or licenses may require a substantial increase in capital expenditures or may result in increased operating or decommissioning costs and significantly affect the results of operations, liquidity or financial condition of Entergy (through its ownership of the Non-Utility Nuclear subsidiaries), its Utility operating companies, System Energy or the Non-Utility Nuclear subsidiaries. Events at nuclear plants owned by others, as well as those owned by one of these companies, may cause the NRC to initiate such actions. As a result, if an incident were to occur at any nuclear generating unit -whether an Entergy nuclear generating unit or not - it could materially adversely affect the financial condition, results of operations and liquidity of Entergy, certain of the Utility operating companies, System Energy or the Non-Utility Nuclear subsidiaries.

A failure to obtain renewed licenses for the continued operation of the Non-Utility Nuclear nuclear power plants could negatively affect Entergy's operations and lead to an increase in decommissioning costs and depreciation rates.

The pending license renewal applications for four of Non-Utility Nuclear's nuclear power plants and the potential license renewal applications of the Utility operating company nuclear plants are the subject of significant public and local political debate as well as state permitting requirements. Various parties have expressed opposition to the pending license renewal applications. In addition, a group of environmental and civic organizations has filed a petition with the NRC seeking a suspension of the currently pending license renewal proceedings for Indian Point, Pilgrim and Vermont Yankee. In addition to the NRC license renewal process with respect to Vermont Yankee, the Vermont Public Service Board will need to amend the certificate of public good held by Entergy Vermont Yankee, LLC and Entergy Nuclear Operations, which also requires Vermont legislative approval, and the Vermont Public Service Board and the Vermont legislature must approve the continued operation of Vermont Yankee and the storing of generated spent fuel in Vermont after March 21, 2012. If the NRC or the states in which Entergy's nuclear power plants are located, to the extent applicable, do not renew the operating licenses for one or more of these plants, or otherwise do not take the necessary actions for the continued operation of these plants, Entergy's results of operations could be adversely affected by loss of revenue associated with the plant or plants, increased depreciation rates and accelerated and increased decommissioning costs. In addition, Entergy may incur increased operating costs depending on any conditions that may be imposed in connection with license renewal.

Certain of the Utility operating companies, System Energy, and Entergy's Non-Utility Nuclear subsidiaries are exposed to risks and costs related to operating and maintaining their aging nuclear power plants, and their failure to maintain operational efficiency at their nuclear power plants could materially adversely affect Entergy's and their results of operations, financial condition and liquidity.

The nuclear generating units owned by certain of the Utility operating companies, System Energy, and Entergy's Non-Utility Nuclear business began commercial operations in the 1970s-1980s. Older equipment may require significant capital expenditures to keep each of these nuclear power plants operating efficiently. This equipment is also likely to require periodic upgrading and improvement. Any unexpected failure, including failure associated with breakdowns, forced outages or any unanticipated capital expenditures, could result in reduced profitability. Operations at any of the nuclear generating units owned and operated by Entergy's subsidiaries could degrade to the point where the affected unit needs to be shut down or operated at less than full capacity. If this were to happen, identifying and correcting the causes may require significant time and expense. A decision may be made to close a unit rather than incur the expense of restarting it or returning the unit to full capacity. For the Non-Utility Nuclear subsidiaries, this could result in lost revenue and increased fuel and purchased power expense to meet supply commitments and penalties for failure to perform under its contracts with customers. Moreover, Entergy is becoming more dependent on fewer suppliers for key parts of Entergy's nuclear power plants that may need to be replaced or refurbished. This dependence on a reduced number of suppliers could result in replacement delays in obtaining qualified parts and, therefore, greater expense for Entergy.

The costs associated with the storage of the spent nuclear fuel of certain of the Utility operating companies, System Energy and the Non-Utility Nuclear subsidiaries, as well as the costs of and their ability to fully decommission their nuclear power plants, could be significantly affected by the timing of the opening of a spent nuclear fuel storage facility such as the one proposed for Yucca Mountain, Nevada, as well as interim storage and transportation requirements.

Certain of the Utility operating companies, System Energy and the Non-Utility Nuclear subsidiaries incur costs on an annual basis for the on-site storage of spent nuclear fuel. The approval of a national repository for the storage of spent nuclear fuel, such as the one proposed for Yucca Mountain, Nevada, and the timing of such facility opening, will significantly affect the costs associated with storage of spent nuclear fuel. The costs of on-site storage will also be subject to regulatory requirements for such storage as well as transportation to a permanent storage facility. In addition, the availability of a repository for spent nuclear fuel may affect the ability to fully decommission the nuclear units and the costs relating to decommissioning.

Certain of the Utility operating companies, System Energy, and Entergy's Non-Utility Nuclear subsidiaries may be required to pay substantial retrospective premiums imposed under the Price-Anderson Act in the event of a nuclear incident, and losses not covered by insurance could have a material adverse effect on Entergy's and their results of operations, financial condition or liquidity.

Accidents and other unforeseen problems at nuclear power plants have occurred both in the United States and elsewhere. The consequences of an accident can be severe and include loss of life and property damage. The Price-Anderson Act limits each reactor owner's public liability for a single nuclear incident to the payment of retrospective premiums into a secondary insurance pool of up to approximately $117.5 million per reactor. With 104 reactors currently participating, this translates to a total public liability cap of approximately $12.2 billion per incident. The limit is subject to change to account for the effects of inflation, a change in the primary limit of insurance coverage, and changes in the number of licensed reactors. As required by the Price-Anderson Act, the Utility operating companies, System Energy, and Non-Utility Nuclear subsidiaries carry the maximum available amount of primary nuclear liability insurance (currently $300 million for each operating site). Claims for any nuclear incident exceeding that amount are covered under the retrospective premiums paid into the secondary insurance pool. As a result, in the event of a nuclear incident that causes damages in excess of the $300 million in primary insurance coverage, each owner of a nuclear plant reactor, including Entergy's Utility operating companies, System Energy, and the Non-Utility Nuclear plant owners, will be required to pay a retrospective premium, equal to its proportionate share of the loss in excess of the $300 million primary level, up to a maximum of $117.5 million per reactor per incident (Entergy's maximum total contingent obligation per incident is $1.3 billion). The retrospective premium payment is currently limited to $17.5 million per year per reactor until the aggregate public liability for each licensee is paid up to the $117.5 million cap. As an owner of nuclear power plants, Entergy participates in these mandatory industry self-insurance programs and could be liable to fund claims should a plant owned by a different company experience a major event. Any resulting liability from a nuclear accident may exceed any of the Utility operating companies', System Energy's, or the Non-Utility Nuclear subsidiaries' primary insurance coverage, and require contribution of additional funds through the industry-wide program that could significantly affect the results of operations, financial condition or liquidity of Entergy, certain of the Utility operating companies, System Energy or the Non-Utility Nuclear subsidiaries.

Market performance and other changes may decrease the value of assets in the decommissioning trusts, which then could require significant additional funding.

9; Owners of nuclear generating plants have an obligation to decommission those plants. Certain of the Utility operating companies, System Energy and the Non-Utility Nuclear subsidiaries maintain decommissioning trust funds for this purpose. Certain of the Utility operating companies collect funds from their customers, which are deposited into the trusts covering the units operated for or on behalf of those companies. Those rate collections are based upon operating license lives as well as estimated trust fund earnings and decommissioning costs. In connection with the acquisition of certain nuclear plants, the Entergy Non-Utility Nuclear subsidiaries also acquired decommissioning trust funds that are funded in accordance with NRC regulations. Assets in these trust funds are subject to market fluctuations, will yield uncertain returns that may fall below projected return rates, and may result in losses resulting from the recognition of impairments of the value of certain securities held in these trust funds. An early plant shutdown, poor investment results (depending on the performance of and volatility in the capital markets) or higher than anticipated decommissioning costs could cause trust fund assets to be insufficient to meet the decommissioning obligations, with the result that the Non-Utility Nuclear subsidiaries may be required to provide additional funds or credit support to satisfy regulatory requirements for decommissioning. For further information regarding nuclear decommissioning costs, see the "Critical Accounting Estimates - Nuclear Decommissioning Costs" section of Management's Financial Discussion and Analysis for Entergy, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, and System Energy.

(Entergy Corporation)

The decommissioning trust fund assets for the nuclear power plants owned by Entergy's Non-Utility Nuclear subsidiaries may not be adequate to meet decommissioning obligations if one or more of their nuclear power plants is retired earlier than the anticipated shutdown date or if current regulatory requirements change which then could require additional funding.

Under Nuclear Regulatory Commission regulations, Entergy is permitted to project the Nuclear Regulatory Commission-required decommissioning amount based on a Nuclear Regulatory Commission formula and the amount in each of its Non-Utility Nuclear nuclear power plant's decommissioning trusts. The projections are made based on the scheduled shutdown date and the mid-point of the subsequent decommissioning process for each of these nuclear power plants, with the earliest scheduled shutdown being Vermont Yankee in 2012. As a result, if the projected amount of our decommissioning trusts exceeds the projected Nuclear Regulatory Commission-required decommissioning amount, then its decommissioning obligations are considered to be funded in accordance with Nuclear Regulatory Commission regulations. In the event the Nuclear Regulatory Commission's formula does not sufficiently reflect the actual costs Entergy would be required to incur to decommission these nuclear power plants, additional resources would be required. Furthermore, depending upon the level of funding available in the trust funds, the Nuclear Regulatory Commission may not permit the trust funds to be used to pay for related costs such as the management of spent nuclear fuel that are not included in the formula. The Nuclear Regulatory Commission may also require that separate financial assurances be provided as part of a plan for the funding of spent fuel management costs. In addition to Nuclear Regulatory Commission requirements, certain of the states in which Entergy's Non-Utility Nuclear nuclear power plants are located have imposed other decommissioning related obligations, which Entergy believes it will be able to satisfy. With respect to the decommissioning trusts for Vermont Yankee, Indian Point 2 and Palisades, the total amount in each of those trusts as of December 31, 2008 would not have been sufficient to initiate and complete the immediate near-term decommissioning of the respective unit as of such date, but rather the funds would have been sufficient to place the unit in a condition of safe storage status pending future completion of decommissioning. For example, if Entergy had decided to shutdown and immediately begin decommissioning one of those nuclear power plants on December 31, 2008, its trust funds for the plant would have been insufficient and Entergy would have been required to rely on other capital resources to fund the entire decommissioning obligations unless the completion of decommissioning could be deferred during many years of safe storage status. Thus, if Entergy decides to shutdown one of these nuclear power plants earlier than the scheduled shutdown date, Entergy may be unable to rely upon only the decommissioning trust to fund the entire decommissioning obligations, which would require it to obtain funding from other sources. Further, federal or state regulatory changes, including mandated increases in decommissioning funding, may also increase the funding requirements of, or accelerate the timing for funding of, the obligations related to the decommissioning of its Non-Utility Nuclear nuclear power plants. As a result, under any of these circumstances, Entergy's results of operations, liquidity and financial condition could be materially adversely affected.

(Entergy Corporation)

The nuclear power plants owned by Entergy's Non-Utility Nuclear business will be exposed to price risk to the extent they must compete for the advance sale of energy and capacity or accept spot prices in the day-ahead markets.

Entergy and its subsidiaries are not guaranteed any rate of return on their capital investments in non-utility regulated businesses. In particular, the sale of capacity and energy from the nuclear power plants owned by Entergy's Non-Utility Nuclear business, unless otherwise contracted, is subject to the fluctuation of market power prices. As of December 31, 2008, the nuclear power generation plants owned by Entergy's Non-Utility Nuclear business had sold forward 86%, 66%, 46%, 25% and 18% of its generation portfolio's planned energy output for 2009, 2010, 2011, 2012 and 2013, respectively. The obligations under most of these agreements are contingent on a unit being available to generate power. For some unit-contingent obligations, however, there is also a guarantee of availability that provides for the payment to the power purchaser of contract damages, if incurred, in the event the unit owners fails to deliver power as a result of the failure of the specified generation unit to generate power at or above a specified availability threshold. In addition, for those obligations that are not unit-contingent, the unit owner will be required to pay the purchaser the difference between the market price at the delivery point and the contract price, and the amount of such payments could be substantial.

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

When sold in advance, contract prices are influenced both by market conditions as well as the contract terms such as damage provisions, credit support requirements and the number of available counterparties interested in contracting for the desired forward period. Depending on differences between market factors at the time of contracting versus current conditions, Non-Utility Nuclear's contract portfolio may have average contract prices greater or below current market prices, including at the expiration of the contracts, which could significantly affect Non-Utility Nuclear's results of operations, financial condition and liquidity.

Among the factors that could affect market prices for electricity and fuel, all of which are beyond Entergy's control to a significant degree, are:

  prevailing market prices for natural gas, uranium (and its conversion, enrichment and fabrication), coal, oil, and other fuels used in electric generation plants, including associated transportation costs, and supplies of such commodities;
  seasonality;
  availability of competitively priced alternative energy sources and the requirements of a renewable portfolio standard;
  changes in production and storage levels of natural gas, lignite, coal and crude oil and refined products;
  liquidity in the general wholesale electricity market;
  the actions of external parties, such as the FERC and local independent system operators, that may impose price limitations and other mechanisms to address some of the volatility in the energy markets;
  transmission or fuel transportation constraints, inoperability or inefficiencies;
  the general demand for electricity;
  weather conditions affecting demand for electricity or availability of hydroelectric power or fuel supplies;
  the rate of growth in demand for electricity as a result of population changes, regional economic conditions and the implementation of conservation programs;
  regulatory policies of state agencies that affect the willingness of Entergy's Non-Utility Nuclear customers to enter into long-term contracts generally, and contracts for energy in particular;

  increases in supplies due to actions of current Entergy Non-Utility Nuclear competitors or new market entrants, including the development of new generation facilities, expansion of existing generation facilities, the disaggregation of vertically integrated utilities and improvements in transmission that allow additional supply to reach Entergy's Non-Utility Nuclear markets;
  union and labor relations;
  changes in Federal and state energy and environmental laws and regulations and other initiatives, including but not limited to, the price impacts of proposed emission controls such as the Regional Greenhouse Gas Initiative (RGGI); and
  natural disasters, wars, embargoes and other catastrophic events.

New or existing safety concerns regarding operating nuclear power plants and nuclear fuel could lead to restrictions upon the operation of the Non-Utility Nuclear power plants.

Concerns are being expressed in public forums about the safety of nuclear generating units and nuclear fuel, in particular in the northeastern United States, which is where five of the six units in the current fleet of Non-Utility Nuclear generating units are located. These concerns have led to, and are expected to continue to lead to, various proposals to Federal regulators as well as governing bodies in some localities where Entergy's subsidiaries own nuclear generating units for legislative and regulatory changes that could lead to the shut-down of nuclear units, denial of license renewal applications, municipalization of nuclear units, restrictions on nuclear units as a result of unavailability of sites for spent nuclear fuel storage and disposal, or other adverse effects on owning and operating nuclear generating units. Entergy vigorously responds to these concerns and proposals. If any of the existing proposals, or any proposals that arise in the future, relating to legislative and regulatory changes become effective, they could have a material adverse effect on Entergy's results of operations, financial condition and liquidity.

General Business Risks

(Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas)

Entergy and the Utility operating companies depend on access to the capital markets and, at times, may face potential liquidity constraints, which could make it more difficult to handle future contingencies such as natural disasters or substantial increases in gas and fuel prices. If the national and world-wide financial crisis continues or intensifies, potential disruptions in the capital and credit markets may adversely affect Entergy and its subsidiaries' ability to meet liquidity needs, access capital and operate and grow their businesses, and the cost of capital.

Entergy's business is capital intensive and dependent upon its ability to access capital at reasonable rates and other terms. At times there are also spikes in the price for natural gas and other commodities that increase the liquidity requirements of the Utility operating companies. In addition, Entergy's and the Utility operating companies' liquidity needs could significantly increase in the event of a hurricane or other weather-related or unforeseen disaster similar to that experienced in Entergy's service territory with Hurricane Katrina and Hurricane Rita in 2005 and Hurricane Gustav and Hurricane Ike in 2008. The occurrence of one or more contingencies, including a delay in regulatory recovery of fuel or purchased power costs or storm restoration costs, an acceleration of payments or decreased credit lines, less cash flow from operations than expected or other unknown events, such as future storms, could cause the financing needs of Entergy and its subsidiaries to increase. In addition, accessing the capital markets more frequently in these situations may result in an increase in leverage. Material leverage increases could negatively affect the credit ratings of Entergy and the Utility operating companies, which in turn could negatively affect access to the capital markets.

The global capital and credit markets experienced volatility and disruption in 2008, particularly since early September, and continue to experience volatility and disruption in 2009. The inability to raise capital on favorable terms, particularly during times of uncertainty in the capital markets, could negatively affect Entergy and its subsidiaries' ability to maintain and to expand their businesses. Events beyond Entergy's control, such as the extreme volatility and disruption in global capital and credit markets in 2008, may create uncertainty that could increase its cost of capital or impair its ability to access the capital markets, including the ability to draw on its bank credit facilities. Long-term debt maturities in 2009 occur in the fourth quarter and include $219 million at the Utility, $30 million at Non-Utility Nuclear, and $267 million at Entergy Corporation, most of which Entergy plans to refinance in the capital markets subject to access and market conditions.  In addition, the Entergy Arkansas and Entergy Mississippi revolving credit facilities of $100 million and $50 million expire in April and May 2009, respectively.  Although Entergy is actively developing plans and strategies to renew these facilities, Entergy is unable to predict the degree of success it will have in renewing or replacing either of these facilities. Moreover, the size, terms, and covenants of any new credit facilities may not be comparable to, and may be more restrictive than, the existing facilities. If Entergy and its subsidiaries are unable to access the credit and capital markets on terms that are reasonable, they may have to delay raising capital, issue shorter-term securities and/or bear an unfavorable cost of capital, which, in turn, could impact their ability to grow their businesses, decrease earnings, significantly reduce financial flexibility and/or limit Entergy's ability to sustain its current common stock dividend level.

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

There are a number of factors that rating agencies evaluate to arrive at credit ratings for Entergy Corporation and the Registrant Subsidiaries, including the ability to cover liquidity requirements, the availability of committed external credit support, and Entergy Corporation's share repurchase program, dividend policy and other commitments for capital. If one or more rating agencies downgrade Entergy Corporation's, any of the Utility operating companies', or System Entergy's ratings, particularly below investment grade, borrowing costs would increase, the potential pool of investors and funding sources would likely decrease, and cash or Letter of Credit quality collateral demands may be triggered by the terms of a number of commodity contracts, leases and other agreements.

Most of Entergy Corporation's and its subsidiaries' large customers, suppliers and counterparties require sufficient creditworthiness to enter into transactions. If Entergy Corporation's or its subsidiaries' ratings decline, particularly below investment grade, or if certain counterparties believe Entergy Corporation or the Utility operating companies are losing creditworthiness and demand adequate assurance under fuel, gas and purchased power contracts, the counterparties may require posting of collateral in cash or letters of credit, prepayment for fuel, gas or purchased power or accelerated payment, or counterparties may decline business with Entergy Corporation or its subsidiaries. At December 31, 2008, based on power prices at that time, Entergy had in place as collateral $536 million of Entergy Corporation guarantees for wholesale transactions, including $60 million of guarantees that support letters of credit and $2 million of cash collateral. In the event of a decrease in Entergy Corporation's credit rating to below investment grade, based on power prices as of December 31, 2008, Entergy would have been required to replace approximately $76 million of the Entergy Corporation guarantees with cash or letters of credit under some of the agreements. The amount of Entergy Corporation guarantees Entergy would be required to replace will fluctuate depending on changes in power prices.

The construction of, and capital improvements to, power generation facilities involve substantial risks.  Should construction or capital improvement efforts be unsuccessful, the financial conditions, results of operations or liquidity of Entergy and the Utility operating companies could be materially adversely affected.

Entergy's and the Utility operating companies' ability to complete construction of power generation facilities in a timely manner and within budget is contingent upon many variables and subject to substantial risks. These variables include, but are not limited to, project management expertise and escalating costs for materials, labor and environmental compliance. Delays in obtaining permits, shortages in materials and qualified labor, suppliers and contractors not performing as required under their contracts, changes in the scope and timing of projects, the inability to raise capital on favorable terms, and other events beyond the control of the Utility operating companies may occur that may materially affect the schedule, cost and performance of these projects. If these projects are significantly delayed or become subject to cost overruns or cancellation, Entergy and the Utility operating companies could incur additional costs and termination payments, or face increased risk of potential write-off of the investment in the project. For further information regarding capital expenditure plans and other uses of capital in connection with the potential construction of additional generation supply sources within the Utility operating companies' service territory, see the "Capital Expenditure Plans and Other Uses of Capital" section of Management's Financial Discussion and Analysis for Entergy and each of the Registrant Subsidiaries.

The Utility operating companies, System Energy and Entergy's Non-Utility Nuclear business may incur substantial costs to fulfill their obligations related to reliability standards, environmental, and other matters.

The businesses in which the Utility operating companies, System Energy and the Non-Utility Nuclear business operate are subject to extensive environmental regulation by local, state and Federal authorities.  These laws and regulations affect the manner in which the Utility operating companies, System Energy and the Non-Utility Nuclear business conduct their operations and make capital expenditures.  These laws and regulations also affect how the Utility operating companies, System Energy and the Non-Utility Nuclear business manage air emissions, discharges to water, solid and hazardous waste storage and disposal, cooling and service water intake, the protection of threatened and endangered species, hazardous materials transportation, and similar matters.  Federal, state, and local authorities continually revise these laws and regulations, and the laws and regulations are subject to judicial interpretation and to the permitting and enforcement discretion vested in the implementing agencies. Developing and implementing plans for facility compliance with these requirements can lead to capital, personnel, and operation and maintenance expenditures.  Violations of these requirements can subject the Utility operating companies, System Energy and the Non-Utility Nuclear business to enforcement actions, capital expenditures to bring existing facilities into compliance, additional operating costs or operating restrictions to achieve compliance, remediation and clean-up costs, civil penalties, and exposure to third parties' claims for alleged health or property damages or for violations of applicable permits or standards.  In addition, the Utility operating companies, System Energy and the Non-Utility Nuclear business are subject to liability under these laws for the costs of remediation of environmental contamination of property now or formerly owned or operated by the Utility operating companies, System Energy and the Non-Utility Nuclear business and of property contaminated by hazardous substances they generate.  The Utility operating companies are currently involved in proceedings relating to sites where hazardous substances have been released and may be subject to additional proceedings in the future.  The Utility operating companies, System Energy and the Non-Utility Nuclear business have incurred and expect to incur significant costs related to environmental compliance.

Emissions of nitrogen and sulfur oxides, mercury, particulates, and other regulated air contaminants from fossil-fueled generating plants are potentially subject to increased regulation, controls and mitigation expenses.  In addition, existing air regulations and programs promulgated by the EPA often are challenged legally, sometimes resulting in large-scale changes to anticipated regulatory regimes. Environmental advocacy groups, other organizations and some agencies in the United States are focusing considerable attention on CO2 emissions from power generation facilities and their potential role in climate change.  Although several bills have been introduced in Congress that would compel CO2 emission reductions, none have advanced through the legislature.  On April 2, 2007, the United States Supreme Court issued a decision holding that the EPA has authority to regulate emissions of CO2 and other "greenhouse gases" under the CAA.  Future changes in environmental regulation governing these pollutants could make some of Entergy's electric generating units uneconomical to maintain or operate.  In addition, any legal obligation that would require mitigation efforts or new controls would raise uncertainty about the future viability of fossil fuels, particularly coal, as an energy source for new and existing electric generation facilities. Entergy continues to monitor regulatory and legislative developments in this area.

In addition, global climate change issues have received an increased focus on the Federal and state government levels which could potentially lead to additional rules and regulations that affect how Entergy operates its business, both in terms of the power plants it owns and operates as well as general utility operation.

Entergy's business is also subject to extensive and mandatory reliability standards. Such standards, which are established by the North American Electric Reliability Corporation and the SERC Reliability Corporation, currently are being reviewed by industry participants, and may be amended. Significant capital expenditures for the Utility operating companies' transmission system could be required to achieve on-going compliance with the requirements under these regimes, and failure to comply with such requirements could result in the imposition of fines or penalties. The changes to the reliability requirements applicable to the electric power industry are ongoing, and Entergy cannot predict the ultimate effect that the changing reliability requirements will have on its business.

Entergy and its subsidiaries may not be able to obtain or maintain all required environmental regulatory approvals.  If there is a delay in obtaining any required environmental regulatory approvals, or if Entergy and its subsidiaries fail to obtain, maintain or comply with any such approval, the operation of its facilities could be stopped or become subject to additional costs. For further information regarding environmental regulation and environmental matters, see the "Regulation of Entergy's Business - Environmental Regulation" section of Part I Item 1.

(Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas)

The effects of weather and economic conditions and the related impact on electricity and gas usage, may materially adversely affect the Utility operating companies' results of operations.

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

In 2008, industrial sales volume was depressed in the latter part of the year in part because the overall economy declined, with lower usage across the industrial sector affecting both the large customer industrial segment as well as small and mid-sized industrial customers, especially in the latter part of the year. It  is possible that the combination of continued poor economic conditions, combined with increasing rates in certain of the Utility operating companies' service territories, could result in slower or declining sales growth and increased bad debt expense relative to recent years, which could materially adversely affect Entergy's and the Utility operating companies' results of operations, financial condition and liquidity.

(Entergy Gulf States Louisiana and Entergy New Orleans)

The effect of higher purchased gas cost charges to customers may adversely affect Entergy Gulf States Louisiana's and Entergy New Orleans' results of operations and liquidity.

Gas rates charged to customers are comprised primarily of purchased gas cost charges, which provide no return or profit to Entergy Gulf States Louisiana or Entergy New Orleans, and distribution charges, which provide a return or profit to the utility. Distribution charges are affected by the amount of gas sold to customers. Purchased gas cost charges, which comprise most of a customer's bill and may be adjusted quarterly, represent gas commodity costs that Entergy Gulf States Louisiana or Entergy New Orleans recovers from its customers. Entergy Gulf States Louisiana's or Entergy New Orleans' cash flows can be affected by differences between the time period when gas is purchased and the time when ultimate recovery from customers occurs. When purchased gas cost charges increase substantially reflecting higher gas procurement costs incurred by Entergy Gulf States Louisiana or Entergy New Orleans, customer usage may decrease, especially in weaker economic times, resulting in lower distribution charges for Entergy Gulf States Louisiana or Entergy New Orleans.

(System Energy)

System Energy owns and operates a single nuclear generating facility, and it is dependent on affiliated companies for all of its revenues.

System Energy's operating revenues are derived from the allocation of the capacity, energy, and related costs associated with its 90% ownership/leasehold interest in Grand Gulf. Charges under the Unit Power Sales Agreement are paid by the Utility operating companies as consideration for their respective entitlements to receive capacity and energy and are payable on a full cost-of-service basis only so long as Grand Gulf remains in commercial operation. The useful economic life of Grand Gulf is finite and is limited by the terms of its operating license, which is currently due to expire on November 1, 2024. System Energy's financial condition depends both on the receipt of payments from the Utility operating companies under the Unit Power Sales Agreement and on the continued commercial operation of Grand Gulf. For information regarding the Unit Power Sales Agreement and certain other agreements relating to the Entergy System companies' support of System Energy (including the Capital Funds Agreement), see the "Grand Gulf - Related Agreements" section of Note 8 to the financial statements and the "Utility - System Energy and Related Agreements" section of Part I Item 1.

Entergy and its subsidiaries may not be adequately hedged against changes in commodity prices, which could materially adversely affect Entergy's and its subsidiaries' results of operations, financial condition and liquidity.

To manage their near-term financial exposure related to commodity price fluctuations, Entergy and its subsidiaries may enter into contracts to hedge portions of their purchase and sale commitments, weather positions, fuel requirements and inventories of natural gas, uranium (and its conversion), lignite, coal, refined products, and other commodities, within established risk management guidelines. As part of this strategy, Entergy and its subsidiaries may utilize fixed- and variable-price forward physical purchase and sales contracts, futures, financial swaps, and option contracts traded in the over-the-counter markets or on exchanges. However, Entergy and its subsidiaries normally cover only a portion of the exposure of their assets and positions to market price volatility, and the coverage will vary over time. In addition, Entergy also elects to leave certain volumes during certain years unhedged. To the extent Entergy and its subsidiaries have unhedged positions, fluctuating commodity prices can materially adversely affect Entergy's and its subsidiaries' results of operations and financial position.

Although Entergy and its subsidiaries devote a considerable effort to these risk management strategies, they cannot eliminate all the risks associated with these activities. As a result of these and other factors, Entergy and its subsidiaries cannot predict with precision the impact that risk management decisions may have on their business, results of operations or financial position.

Entergy has guaranteed or indemnified the performance of a portion of the obligations relating to hedging and risk management activities. Reductions in Entergy's or its subsidiaries' credit quality or changes in the market prices of energy commodities could increase the cash or Letter of Credit quality collateral required to be posted in connection with hedging and risk management activities, which could materially affect Entergy's or its subsidiaries' liquidity and financial position.

The Utility operating companies and Entergy's Non-Utility Nuclear business are exposed to the risk that counterparties may not meet their obligations, which may materially adversely affect the Utility operating companies' and Non-Utility Nuclear's business.

Entergy's Utility operating companies' and its Non-Utility Nuclear subsidiaries' hedging and risk management activities are exposed to the risk that counterparties that owe Entergy and its subsidiaries money, energy, or other commodities will not perform their obligations. Currently, some hedging agreements contain provisions that require the counterparties to provide credit support to secure their obligations to Entergy or its subsidiaries. If the counterparties to these arrangements fail to perform, Entergy or its subsidiaries might be forced to act on the credit support provided and acquire alternative hedging arrangements or draw on the credit support provided by the counterparties, which credit support may not always be adequate to cover the related obligations. In such event, Entergy and its subsidiaries might incur losses in addition to amounts, if any, already paid to the counterparties. In addition, the credit commitments of Entergy's lenders under its bank facilities may not be honored for a variety of reasons, including unexpected periods of financial distress, which could materially adversely affect the adequacy of its liquidity sources.

Market performance and other changes may decrease the value of benefit plan assets, which then could require significant additional funding.

The performance of the capital markets affects the values of the assets held in trust under Entergy's pension and postretirement benefit plans. A decline in the market value of the assets may increase the funding requirements relating to Entergy's benefit plan liabilities. The recent significant volatility in the stock market has affected the market value of these assets, which may affect Entergy's planned levels of contributions in the future. Additionally, changes in interest rates affect the liabilities under Entergy's pension and postretirement benefit plans; as interest rates decrease, the liabilities increase, potentially requiring additional funding. The funding requirements of the obligations related to the pension benefit plans can also increase as a result of changes in retirement rates, life expectancy assumptions, or Federal regulations. Entergy expects to contribute $140 million to its pension plans and $76 million to other postretirement plans in 2009. Guidance pursuant to the Pension Protection Act of 2006 rules, effective for the 2008 plan year and beyond, continues to evolve, be interpreted through technical corrections bills and discussed within the industry and by congressional lawmakers. Any changes to the Pension Protection Act of 2006 as a result of these discussions and efforts may affect the level of Entergy's pension contributions in the future. For further information regarding Entergy's pension and other postretirement benefit plans, reference is made to the "Critical Accounting Estimates - Qualified Pension and Other Postretirement Benefits" section of Management's Financial Discussion and Analysis for Entergy and each of its Registrant Subsidiaries and Note 11 to the consolidated financial statements.

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

The proposed separation of Entergy Corporation's Non-Utility Nuclear business is subject to multiple risks and uncertainties, including the risk that the spin-off will not be consummated, the risk that the financing transactions contemplated as part of the separation cannot be consummated on terms and conditions acceptable to Entergy Corporation or the risk that state and Federal regulatory jurisdictions may impose conditions to the transaction not acceptable to Entergy Corporation. If the separation is consummated, it is possible that Entergy Corporation or Enexus Energy Corporation, a wholly-owned subsidiary of Entergy and formerly referred to as SpinCo, may not achieve the full strategic and financial benefits that they expect will result from the transaction or that such benefits may be delayed or not occur due to unforeseen changes in market and economic conditions or other events. As a result, the aggregate market price of the common stock of Entergy Corporation and Enexus Energy Corporation as separate companies could be less than the market price of Entergy Corporation's common stock if the separation and distribution had not occurred.

ENTERGY ARKANSAS, INC.

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

2008 Compared to 2007

Net income decreased $92.0 million primarily due to higher other operation and maintenance expenses, higher depreciation and amortization expenses, and a higher effective income tax rate, partially offset by higher net revenue. The higher other operation and maintenance expenses resulted primarily from the write-off of approximately $70.8 million of costs as a result of the December 2008 Arkansas Court of Appeals decision in Entergy Arkansas' base rate case. The base rate case is discussed in more detail in Note 2 to the financial statements.

2007 Compared to 2006

Net income decreased $34.0 million primarily due to higher other operation and maintenance expenses, higher depreciation and amortization expenses, and a higher effective income tax rate. The decrease was partially offset by higher net revenue.

Net Revenue

2008 Compared to 2007

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory credits. Following is an analysis of the change in net revenue comparing 2008 to 2007.
Amount
(In Millions)

2007 net revenue	$1,110.6
Rider revenue	13.6
Purchased power capacity	4.8
Volume/weather	(14.6)
Other	3.5
2008 net revenue	$1,117.9

The rider revenue variance is primarily due to an Energy Efficiency rider which became effective in November 2007. The establishment of the rider results in an increase in rider revenue and a corresponding increase in other operation and maintenance expense with no effect on net income. Also contributing to the variance was an increase in franchise tax rider revenue as a result of higher retail revenues. The corresponding increase is in taxes other than income taxes, resulting in no effect on net income.

The purchased power capacity variance is primarily due to lower reserve equalization expenses.

The volume/weather variance is primarily due to the effect of less favorable weather on residential and commercial sales during the billed and unbilled sales periods compared to 2007 and a 2.9% volume decrease in industrial sales, primarily in the wood industry and the small customer class. Billed electricity usage decreased 333 GWh in all sectors. See "Critical Accounting Estimates" below and Note 1 to the financial statements for further discussion of the accounting for unbilled revenues.

Gross operating revenues and fuel and purchased power expenses

Gross operating revenues increased primarily due to:

  an increase of $114 million in gross wholesale revenue due to an increase in the average price of energy available for resale sales and an increase in sales to affiliated customers;
  an increase of $106.1 million in production cost allocation rider revenues which became effective in July 2007 as a result of the System Agreement proceedings. As a result of the System Agreement proceedings, Entergy Arkansas also has a corresponding increase in deferred fuel expense for payments to other Entergy system companies such that there is no effect on net income. Entergy Arkansas makes payments over a seven-month period but collections from customers occur over a twelve-month period. The production cost allocation rider is discussed in Note 2 to the financial statements and the System Agreement proceedings are referenced below under "Federal Regulation"; and
  an increase of $58.9 million in fuel cost recovery revenues due to changes in the energy cost recovery rider effective April 2008 and September 2008, partially offset by decreased usage. The energy cost recovery rider filings are discussed in Note 2 to the financial statements.

The increase was partially offset by a decrease of $14.6 million related to volume/weather, as discussed above.

Fuel and purchased power expenses increased primarily due to an increase of $106.1 million in deferred System Agreement payments, as discussed above and an increase in the average market price of purchased power.

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

Gross operating revenue and fuel and purchased power expenses

Gross operating revenues decreased primarily due to a decrease of $173.1 million in fuel cost recovery revenues due to a decrease in the energy cost recovery rider effective April 2007. The energy cost recovery rider is discussed in Note 2 to the financial statements. The decrease was partially offset by production cost allocation rider revenues of $124.1 million that became effective in July 2007 as a result of the

System Agreement proceedings. As a result of the System Agreement proceedings, Entergy Arkansas also has a corresponding increase in fuel and purchased power expenses for payments to other Entergy system companies such that there is no effect on net income. The System Agreement proceedings are referenced below under "Federal Regulation".

Fuel and purchased power expenses decreased primarily due to a decrease in deferred fuel expense partially offset by the rough production cost equalization payments to affiliate companies as a result of the System Agreement litigation.

Other Income Statement Variances

2008 Compared to 2007

Other operation and maintenance expenses increased primarily due to:

  the write-off in the fourth quarter 2008 of $52 million of costs previously accumulated in Entergy Arkansas's storm reserve and $16 million of removal costs associated with the termination of a lease, both in connection with the December 2008 Arkansas Court of Appeals decision in Entergy Arkansas's base rate case. The base rate case is discussed in more detail in Note 2 to the financial statements;
  an increase of $16.8 million in fossil plant expenses due to the Ouachita plant acquisition in 2008; and
  an increase of $15 million in storm damage charges as a result of several storms hitting Entergy Arkansas' service territory in 2008, including Hurricane Gustav and Hurricane Ike in the third quarter 2008. Entergy Arkansas discontinued regulatory storm reserve accounting beginning July 2007 as a result of the APSC order issued in Entergy Arkansas' rate case. As a result, non-capital storm expenses of $41 million were charged to other operation and maintenance expenses. In December 2008, $19.4 million of these storm expenses were deferred per an APSC order and will be recovered through revenues in 2009. See Note 2 for discussion of the APSC order.

The increase was partially offset by:

  a decrease of $8.9 million in payroll-related and benefits costs;
  a decrease of $8.3 million related to expenses in connection with the nuclear fleet alignment in 2007, which is discussed in more detail in Note 13 to the financial statements; and
  a reimbursement of $7 million of costs in connection with a litigation settlement.

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

Income Taxes

The effective income tax rates for 2008, 2007, and 2006 were 67.2%, 38.1%, and 24.7%, respectively. See Note 3 to the financial statements for a reconciliation of the federal statutory rate of 35.0% to the effective income tax rate.

Liquidity and Capital Resources

Cash Flow

Cash flows for the years ended December 31, 2008, 2007, and 2006 were as follows:
	2008	2007	2006
	(In Thousands)

Cash and cash equivalents at beginning of period	$212	$34,815	$9,393

Cash flow provided by (used in):
Operating activities	460,251	366,137	501,503
Investing activities	(608,501)	(290,149)	(280,420)
Financing activities	187,606	(110,591)	(195,661)
Net increase (decrease) in cash and cash equivalents	39,356	(34,603)	25,422

Cash and cash equivalents at end of period	$39,568	$212	$34,815

Operating Activities

Cash flow from operations increased $94.1 million in 2008 compared to 2007 primarily due to income tax refunds of $57.9 million in 2008 compared to income tax payments of $21.9 million in 2007 and an increase in recovery of fuel costs, partially offset by storm restoration spending.

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

Investing Activities

Net cash flow used in investing activities increased $318.4 million in 2008 compared to 2007 primarily due to:

  the purchase of the Ouachita plant for $210 million in September 2008. See Note 15 to the financial statements for more details on the acquisition;

  an increase in nuclear construction expenditures resulting from various nuclear projects in 2008;
  an increase in distribution and transmission construction expenditures in 2008 due to Hurricane Gustav and Hurricane Ike, as well as several storms hitting Entergy Arkansas' service territory in the first quarter of 2008; and
  money pool activity.

Increases in Entergy Arkansas' receivable from the money pool are a use of cash flow, and Entergy Arkansas' receivable from the money pool increased by $16 million in 2008 compared to decreasing by $14.3 million in 2007. The money pool is an inter-company borrowing arrangement designed to reduce Entergy's subsidiaries' need for external short-term borrowings.

Net cash flow used in investing activities increased $9.7 million in 2007 compared to 2006 primarily due to an increase in construction expenditures resulting from additional spending on substations and transmission lines. The increase was partially offset by money pool activity.

Decreases in Entergy Arkansas' receivable from the money pool are a source of cash flow, and Entergy Arkansas' receivable from the money pool decreased by $14.3 million in 2007 compared to increasing by $16.1 million in 2006. The money pool is an inter-company borrowing arrangement designed to reduce Entergy's subsidiaries' need for external short-term borrowings.

Financing Activities

Entergy Arkansas' financing activities provided $187.6 million in cash flow in 2008 compared to using $110.6 million in 2007 primarily due to the issuance of $300 million of 5.40% Series First Mortgage Bonds in July 2008 and a decrease of $156.7 million in common stock dividends paid in 2008, partially offset by money pool activity.

Decreases in Entergy Arkansas' payable to the money pool are a use of cash flow, and Entergy Arkansas' payable to the money pool decreased by $77.9 million in 2008 compared to increasing by $77.9 million in 2007. The money pool is an inter-company borrowing arrangement designed to reduce Entergy's subsidiaries' need for external short-term borrowings.

Net cash flow used in financing activities decreased $85.1 million in 2007 compared to 2006 primarily due to money pool activity, partially offset by an increase of $23.6 million in common stock dividends paid.

Increases in Entergy Arkansas' payable to the money pool are a source of cash flow, and Entergy Arkansas' payable to the money pool increased by $77.9 million in 2007 compared to decreasing by $27.3 million in 2006. The money pool is an inter-company borrowing arrangement designed to reduce Entergy's subsidiaries' need for external short-term borrowings.

See Note 5 to the financial statements for details of long-term debt.

Capital Structure

Entergy Arkansas' capitalization is balanced between equity and debt, as shown in the following table. The increase in the debt to capital ratio for Entergy Arkansas is primarily due to the issuance of $300 million of 5.40% Series First Mortgage Bonds in July 2008.

	December 31, 2008	December 31, 2007

Net debt to net capital	52.9%	49.0%
Effect of subtracting cash from debt	0.6%	0.0%
Debt to capital	53.5%	49.0%

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

Following are the amounts of Entergy Arkansas' planned construction and other capital investments, existing debt and lease obligations (includes estimated interest payments), and other purchase obligations:

	2009	2010-2011	2012-2013	after 2013	Total
	(In Millions)
Planned construction and
Capital investment (1)	$211	$630	N/A	N/A	$841
Long-term debt	$80	$254	$445	$1,900	$2,679
Capital lease payments	$-	$-	$-	$2	$2
Operating leases	$16	$61	$12	$6	$95
Purchase obligations (2)	$430	$782	$415	$2,162	$3,789
Nuclear fuel lease obligations (3)	$60	$66	N/A	N/A	$126

(1)

Includes approximately $179 million annually for maintenance capital, which is planned spending on routine capital projects that are necessary to support reliability of service, equipment or systems and to support normal customer growth.

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

In addition to these contractual obligations, Entergy Arkansas expects to contribute $28.6 million to its pension plans and $21.4 million to other postretirement plans in 2009. Entergy Arkansas also estimates that it will pay $165 million to $200 million for ice storm restoration costs incurred in January 2009. Guidance pursuant to the Pension Protection Act of 2006 rules, effective for the 2008 plan year and beyond, may affect the level of Entergy Arkansas' pension contributions in the future. Also in addition to the contractual obligations, Entergy Arkansas has $240.2 million of unrecognized tax benefits and interest for which the timing of payments beyond 12 months cannot be reasonably estimated due to uncertainties in the timing of effective settlement of tax positions. See Note 3 to the financial statements for additional information regarding unrecognized tax benefits.

The planned capital investment estimate for Entergy Arkansas also reflects capital required to support existing business and customer growth. The above amounts include approximately $206 million for installation of scrubbers and low NOx burners at Entergy Arkansas' White Bluff coal plant, which under current environmental regulations must be operational by September 2013. The project is still in the planning stages and has not been designed, but the latest conceptual cost estimate indicates Entergy Arkansas' share of the project could cost approximately $630 million. Entergy Arkansas continues to review potential environmental spending needs and financing alternatives for any such spending, and future spending estimates could change based on the results of this continuing analysis.

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

As a wholly-owned subsidiary, Entergy Arkansas pays dividends to Entergy Corporation from its earnings at a percentage determined monthly. Entergy Arkansas' long-term debt indentures restrict the amount of retained earnings available for the payment of cash dividends or other distributions on its common and preferred stock. As of December 31, 2008, Entergy Arkansas had restricted retained earnings unavailable for distribution to Entergy Corporation of $461.6 million.

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

In April 2008, Entergy Arkansas renewed its $100 million credit facility through April 2009. The credit facility requires that Entergy Arkansas maintain a debt ratio of 65% or less of it total capitalization. There were no outstanding borrowings under the Entergy Arkansas credit facility as of December 31, 2008.

In July 2008, Entergy Arkansas issued $300 million of 5.40% Series First Mortgage Bonds due August 2013. Entergy Arkansas used a portion of the net proceeds to fund the purchase of the Ouachita power plant on September 30, 2008, and the remaining net proceeds will be used to fund improvements relating to the Ouachita power plant and for general corporate purposes.

Entergy Arkansas' receivables from or (payables to) the money pool were as follows as of December 31 for each of the following years:

2008	2007	2006	2005
(In Thousands)

$15,991	($77,882)	$16,109	($27,346)

In May 2007, $1.8 million of Entergy Arkansas' receivable from the money pool was replaced by a note receivable from Entergy New Orleans. See Note 4 to the financial statements for a description of the money pool.

State and Local Rate Regulation

Retail Rates

In August 2006, Entergy Arkansas filed with the APSC a request for a change in base rates. Entergy Arkansas requested a general base rate increase (using an ROE of 11.25%), which it subsequently adjusted to a request for a $106.5 million annual increase. In June 2007, after hearings on the filing, the APSC ordered Entergy Arkansas to reduce its annual rates by $5 million, and set a return on common equity of 9.9% with a hypothetical common equity level lower than Entergy Arkansas' actual capital structure. For the purpose of setting rates, the APSC disallowed a portion of costs associated with incentive compensation based on financial measures and all costs associated with Entergy's stock-based compensation plans. In addition, under the terms of the APSC's decision, the order eliminated storm reserve accounting and set an amount of $14.4 million in base rates to address storm restoration costs, regardless of the actual annual amount of future restoration costs. The APSC did state in a subsequent December 2007 order, however, that it will consider a petition for financial relief should Entergy Arkansas experience "extraordinary" storm restoration costs. The APSC's June 2007 decision left Entergy Arkansas with no mechanism to recover $52 million of costs previously accumulated in Entergy Arkansas' storm reserve and $18 million of removal costs associated with the termination of a lease.

The APSC denied Entergy Arkansas' request for rehearing of its June 2007 decision, and the base rate change was implemented August 29, 2007, effective for bills rendered after June 15, 2007. In September 2007, Entergy Arkansas appealed the decision to the Arkansas Court of Appeals. On December 17, 2008, the Arkansas Court of Appeals upheld almost all aspects of the APSC decision. After considering the progress of the proceeding in light of the decision of the Court of Appeals, Entergy Arkansas recorded in the fourth quarter 2008 an approximately $70 million charge to earnings, on both a pre- and after-tax basis because these are primarily flow-through items, to recognize that the regulatory assets associated with the storm reserve costs, lease termination removal costs, and stock-based compensation are no longer probable of recovery.

Management continues to believe that Entergy Arkansas is entitled to recover these prudently incurred costs, however, and on January 5, 2009, filed a petition for review before the Arkansas Supreme Court, requesting a review of the Court of Appeals decision.

Ouachita Acquisition

Entergy Arkansas filed with the APSC in September 2007 for its approval of the Ouachita plant acquisition, including full cost recovery.  The APSC Staff and the Arkansas attorney general supported Entergy Arkansas' acquisition of the plant, but opposed the sale of one-third of the capacity and energy to Entergy Gulf States Louisiana.  The industrial group AEEC opposed Entergy Arkansas' purchase of the plant.  The Arkansas attorney general opposed recovery of the non-fuel costs of the plant through a separate rider, while the APSC Staff recommended revisions to the rider. In December 2007, the APSC issued an order approving recovery through a rider of the capacity costs associated with the interim tolling agreement, which was in effect until the APSC took action on the acquisition of the plant. A hearing before the APSC was held in April 2008 to address Entergy Arkansas' request for acquisition of the plant and concurrent cost recovery. In June 2008 the APSC approved Entergy Arkansas' acquisition of the Ouachita plant and approved recovery of the acquisition and ownership costs through a rate rider. The APSC also approved the planned sale of one-third of the capacity and energy to Entergy Gulf States Louisiana. The Arkansas attorney general, the AEEC, and Entergy Arkansas requests for rehearing of the APSC order were denied. Entergy Arkansas' request for rehearing concerned the 7.61% before-tax return on rate base approved by the APSC, which reflects significant sources of zero-cost capital already reflected in base rates. Entergy Arkansas had requested a 10.87% before-tax return on rate base reflecting the cost of the debt and equity capital resources available to finance the Ouachita plant acquisition.

On March 18, 2008 the Arkansas attorney general and the AEEC filed a notice of appeal of the December 2007 APSC order that approved recovery through a rider of the capacity costs associated with the interim tolling agreement. This order also rejected various annual earnings review proposals. The appellants' and appellees' briefs, including Entergy Arkansas', have been filed in the proceeding.

In August 2008 the AEEC also filed a complaint at the FERC seeking a review by the FERC of "Entergy Corporation's efforts" to acquire the Ouachita plant, alleging that the acquisition violates the System Agreement and the Federal Power Act and that the plant should be an "[Entergy Arkansas] only resource." The AEEC complaint also states that it seeks clarity on whether Entergy Arkansas' termination of its participation in the System Agreement will affect Entergy Arkansas' rights to the Ouachita facility. The APSC, LPSC, MPSC, and City Council intervened in the proceeding. In January 2009 the FERC denied the AEEC's complaint.

Entergy Arkansas purchased the Ouachita plant on September 30, 2008.

Production Cost Allocation Rider

In its June 2007 decision on Entergy Arkansas' August 2006 rate filing, the APSC approved a production cost allocation rider for recovery from customers of the retail portion of the costs allocated to Entergy Arkansas as a result of the System Agreement proceedings, but set a termination date of December 31, 2008 for the rider. These costs cause an increase in Entergy Arkansas' deferred fuel cost balance, because Entergy Arkansas pays them over seven months but collects them from customers over twelve months. In December 2007, the APSC issued a subsequent order stating the production cost allocation rider will remain in effect, and any future termination of the rider will be subject to eighteen months advance notice by the APSC, which would occur following notice and hearing. On March 18, 2008, the Arkansas attorney general and the AEEC filed a notice of appeal of the December 2007 APSC order. The appellants' and appellees' briefs have been filed with the court of appeals.

In June 2008, Entergy Arkansas filed with the APSC its annual redetermination of the production cost allocation rider. The redetermination resulted in a slight increase in the rates beginning with the first billing cycle of July 2008.

See Entergy Corporation and Subsidiaries' "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - System Agreement Proceedings" for a discussion of the System Agreement proceedings.

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

In March 2008, Entergy Arkansas filed with the APSC its annual energy cost rate for the period April 2008 through March 2009. The filed energy cost rate increased from $0.01179/kWh to $0.01869/kWh. The increase was caused by the following: 1) all three of the nuclear power plants from which Entergy Arkansas obtains power, ANO 1 and 2 and Grand Gulf, were scheduled to have refueling outages in 2008, and the energy cost rate is adjusted to account for the replacement power costs expected to be incurred while these units were down; 2) Entergy Arkansas has a deferred fuel cost balance from under-recovered fuel costs at December 31, 2007; and 3) fuel and purchased power prices have increased.

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

In October 2008, Entergy Arkansas filed a motion to lift the stay and to rescind the APSC's January 2007 order in light of the arguments advanced in Entergy Arkansas' rehearing petition and because the value for the Entergy Arkansas' customers obtained through the resolved railroad litigation is significantly greater than the incremental cost of actions identified by the APSC as imprudent. The APSC staff, the AEEC, and the Arkansas attorney general support the lifting of the stay but request additional proceedings. In December 2008, the APSC denied the motion to lift the stay pending resolution of Entergy Arkansas' rehearing request and of the unresolved issues in the proceeding. The APSC also established a separate docket to consider the resolved railroad litigation, but a procedural schedule has not been established in the new docket at this time. The APSC ordered the parties to submit their unresolved issues list in the pending proceeding, which the parties have done. The unresolved issues will not be relitigated but will be decided by the APSC based upon the evidence already submitted in the proceeding.

Storm Cost Recovery

Entergy Arkansas experienced extraordinary storm costs in 2008, requiring APSC action to address their effects, because the APSC's June 2007 order in Entergy Arkansas' base rate proceeding, which is discussed below, eliminated storm reserve accounting for Entergy Arkansas. Therefore, on October 15, 2008, Entergy Arkansas filed a petition for an accounting order authorizing a regulatory asset and storm damage rider.  In the petition, Entergy Arkansas requested the deferral of $26 million in a regulatory asset that represents extraordinary storm restoration costs for the year 2008 that are in excess of the $14.4 million included in base rates. The regulatory asset would be recovered through a surcharge over a 12-month period beginning in January 2009.

On December 19, 2008, the APSC approved Entergy Arkansas' request to defer 2008 extraordinary storm restoration costs for recovery via a storm damage rider in 2009. The APSC reduced Entergy Arkansas' request by $4 million to allow for standard variation in storm costs from the normalized level in base rates. Entergy Arkansas is permitted to recover the retail portion of $22.3 million, subject to adjustments arising from storm cost audit, earnings review, and other items consistent with past regulatory practice. Entergy Arkansas also plans to file an update of storm restoration expenses incurred through December 31, 2008, and true-up any accrued expenses at that time, with a revised rider to take effect July 2009 for any necessary changes.

Entergy Arkansas January 2009 Ice Storm

In January 2009 a severe ice storm caused significant damage to Entergy Arkansas' transmission and distribution lines, equipment, poles, and other facilities. The preliminary cost estimate for the damage caused by the ice storm is approximately $165 million to $200 million, of which approximately $80 million to $100 million is estimated to be operating and maintenance type costs and the remainder is estimated to be capital investment. On January 30, 2009, the APSC issued an order inviting and encouraging electric public utilities to file specific proposals for the recovery of extraordinary storm restoration expenses associated with the ice storm. Although Entergy Arkansas has not yet filed a proposal for the recovery of its costs, on February 16, 2009, it did file a request with the APSC requesting an accounting order authorizing deferral of the operating and maintenance cost portion of Entergy Arkansas' ice storm restoration costs pending their recovery.

Federal Regulation

System Agreement Proceedings

See "System Agreement Proceedings" in Entergy Corporation and Subsidiaries' Management's Discussion and Analysis for discussion of the proceeding at the FERC involving the System Agreement and of other related proceedings.

Transmission

See "Independent Coordinator of Transmission" in Entergy Corporation and Subsidiaries' Management's Discussion and Analysis for further discussion.

Interconnection Orders

See "Interconnection Orders" in Entergy Corporation and Subsidiaries' Management's Discussion and Analysis for further discussion.

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

The nuclear industry continues to address susceptibility to stress corrosion cracking of certain materials associated with components within the reactor coolant system. The issue is applicable to ANO and is managed in accordance with industry standard practices and guidelines and includes in-service examinations, replacement and mitigation strategy. Several major modifications to the ANO units have been implemented, with the most recent projects involving mitigation of large bore dissimilar metal welds using weld overlay process. In addition, the fabrication of a replacement reactor vessel head is nearing completion for ANO 2 at this time. Routine inspections of the existing ANO 2 reactor vessel head have identified no significant material degradation issues for that component. These inspections will continue at planned refueling outages.

Environmental Risks

Entergy Arkansas' facilities and operations are subject to regulation by various governmental authorities having jurisdiction over air quality, water quality, control of toxic substances and hazardous and solid wastes, and other environmental matters. Management believes that Entergy Arkansas is in substantial compliance with environmental regulations currently applicable to its facilities and operations. Because environmental regulations are subject to change, future compliance costs cannot be precisely estimated. See "Uses of Capital" above for a discussion of the project to install scrubbers and low NOx burners at Entergy Arkansas' White Bluff coal plant, which under current environmental regulations must be operational by September 2013.

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

Cost Sensitivity

The following chart reflects the sensitivity of qualified pension cost to changes in certain actuarial assumptions (dollars in thousands):

Actuarial Assumption	Change in Assumption	Impact on 2008 Qualified Pension Cost	Impact on Qualified Projected Benefit Obligation
	Increase/(Decrease)

Discount rate	(0.25%)	$2,156	$22,261
Rate of return on plan assets	(0.25%)	$1,384	-
Rate of increase in compensation	0.25%	$1,012	$4,852

The following chart reflects the sensitivity of postretirement benefit cost to changes in certain actuarial assumptions (dollars in thousands):

Actuarial Assumption	Change in Assumption	Impact on 2008 Postretirement Benefit Cost	Impact on Accumulated Postretirement Benefit Obligation
	Increase/(Decrease)

Health care cost trend	0.25%	$986	$5,399
Discount rate	(0.25%)	$556	$5,977

Each fluctuation above assumes that the other components of the calculation are held constant.

Costs and Funding

Total qualified pension cost for Entergy Arkansas in 2008 was $23.8 million. Entergy Arkansas anticipates 2009 qualified pension cost to be $19.8 million. Entergy Arkansas' contributions to the pension trust were $38.9 million in 2008 and are currently estimated to be $28.6 million in 2009. Guidance pursuant to the Pension Protection Act of 2006 rules, effective for the 2008 plan year and beyond, continues to evolve, be interpreted through technical corrections bills, and discussed within the industry and congressional lawmakers. Any changes to Pension Protection Act as a result of these discussions and efforts may affect the level of Entergy's pension contributions in the future.

Total postretirement health care and life insurance benefit costs for Entergy Arkansas in 2008 were $16.4 million, including $5.1 million in savings due to the estimated effect of future Medicare Part D subsidies. Entergy Arkansas expects 2009 postretirement health care and life insurance benefit costs to approximate $21.9 million, including $4.9 million in savings due to the estimated effect of future Medicare Part D subsidies. Entergy Arkansas expects to contribute $21.4 million to other postretirement plans in 2009.

New Accounting Pronouncements

See "New Accounting Pronouncements" section of Entergy Corporation and Subsidiaries Management's Discussion and Analysis for further discussion.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Entergy Arkansas, Inc.:

We have audited the accompanying balance sheets of Entergy Arkansas, Inc. (the "Company") as of December 31, 2008 and 2007, and the related statements of income, of retained earnings, and of cash flows (pages 265 through 270 and applicable items in pages 65 through 187) for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Entergy Arkansas, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2009 expressed an unqualified opinion on the Company's internal control over financial reporting.

DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 27, 2009

ENTERGY ARKANSAS, INC.
INCOME STATEMENTS

	For the Years Ended December 31,
	2008	2007	2006
	(In Thousands)

OPERATING REVENUES
Electric	$2,328,349	$2,032,965	$2,092,683

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	283,547	132,830	429,718
Purchased power	953,663	818,549	614,246
Nuclear refueling outage expenses	29,611	28,511	29,478
Other operation and maintenance	524,940	458,042	437,574
Decommissioning	35,083	32,816	30,695
Taxes other than income taxes	85,590	78,449	75,585
Depreciation and amortization	237,168	228,354	216,919
Other regulatory credits - net	(26,747)	(29,001)	(25,794)
TOTAL	2,122,855	1,748,550	1,808,421

OPERATING INCOME	205,494	284,415	284,262

OTHER INCOME
Allowance for equity funds used during construction	6,259	11,143	7,630
Interest and dividend income	21,174	19,116	24,720
Miscellaneous - net	(4,731)	(3,263)	(4,115)
TOTAL	22,702	26,996	28,235

INTEREST AND OTHER CHARGES
Interest on long-term debt	79,945	77,348	76,932
Other interest - net	7,787	14,392	8,877
Allowance for borrowed funds used during construction	(3,311)	(5,078)	(3,290)
TOTAL	84,421	86,662	82,519

INCOME BEFORE INCOME TAXES	143,775	224,749	229,978

Income taxes	96,623	85,638	56,824

NET INCOME	47,152	139,111	173,154

Preferred dividend requirements and other	6,873	6,873	7,560

EARNINGS APPLICABLE TO
COMMON STOCK	$40,279	$132,238	$165,594

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY ARKANSAS, INC.
STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2008	2007	2006
	(In Thousands)

OPERATING ACTIVITIES
Net income	$47,152	$139,111	$173,154
Adjustments to reconcile net income to net cash flow provided by operating activities:
Reserve for regulatory adjustments	(751)	(16,248)	22,310
Other regulatory credits - net	(26,747)	(29,001)	(25,794)
Depreciation, amortization, and decommissioning	272,251	261,170	247,614
Deferred income taxes, investment tax credits, and non-current taxes accrued	186,283	58,796	46,454
Changes in working capital:
Receivables	67,197	(24,958)	(49,943)
Fuel inventory	5,282	2,468	(10,631)
Accounts payable	67,148	327,578	(42,296)
Taxes accrued	-	(37,161)	37,161
Interest accrued	7,760	(2,132)	372
Deferred fuel costs	(4,298)	(112,606)	202,025
Other working capital accounts	(177,725)	(274,898)	(4,947)
Provision for estimated losses and reserves	1,511	(125)	1,576
Changes in other regulatory assets	(219,091)	15,626	(141,050)
Changes in pension and other postretirement liabilities	181,539	1,234	23,563
Other	52,740	57,283	21,935
Net cash flow provided by operating activities	460,251	366,137	501,503

INVESTING ACTIVITIES
Construction expenditures	(373,973)	(304,901)	(259,409)
Allowance for equity funds used during construction	6,259	11,143	7,630
Nuclear fuel purchases	(105,279)	(40,353)	(51,118)
Proceeds from sale/leaseback of nuclear fuel	105,062	42,444	49,027
Payment for purchase of plant	(210,029)	-	-
Proceeds from nuclear decommissioning trust fund sales	162,126	96,034	105,658
Investment in nuclear decommissioning trust funds	(176,676)	(108,814)	(116,099)
Change in money pool receivable - net	(15,991)	14,298	(16,109)
Net cash flow used in investing activities	(608,501)	(290,149)	(280,420)

FINANCING ACTIVITIES
Proceeds from the issuance of:
Long-term debt	297,261	-	-
Preferred stock	-	-	73,355
Redemption of preferred stock	-	-	(75,885)
Change in money pool payable - net	(77,882)	77,882	(27,346)
Dividends paid:
Common stock	(24,900)	(181,600)	(158,000)
Preferred stock	(6,873)	(6,873)	(7,785)
Net cash flow provided by (used in) financing activities	187,606	(110,591)	(195,661)

Net increase (decrease) in cash and cash equivalents	39,356	(34,603)	25,422

Cash and cash equivalents at beginning of period	212	34,815	9,393

Cash and cash equivalents at end of period	$39,568	$212	$34,815

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period for:
Interest - net of amount capitalized	$71,645	$80,762	$73,250
Income taxes	($57,902)	$21,862	($27,080)

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC.
BALANCE SHEETS
ASSETS

	December 31,
	2008	2007
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents
Cash	$3,292	$212
Temporary cash investments - at cost,
which approximates market	36,276	-
Total cash and cash investments	39,568	212
Accounts receivable:
Customer	113,135	85,414
Allowance for doubtful accounts	(19,882)	(16,649)
Associated companies	56,534	75,756
Other	64,762	124,111
Accrued unbilled revenues	71,118	68,240
Total accounts receivable	285,667	336,872
Deferred fuel costs	119,061	114,763
Fuel inventory - at average cost	15,223	20,505
Materials and supplies - at average cost	121,769	106,165
Deferred nuclear refueling outage costs	42,932	17,623
System agreement cost equalization	394,000	268,000
Prepayments and other	36,530	16,511
TOTAL	1,054,750	880,651

OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity	11,200	11,203
Decommissioning trust funds	390,529	466,348
Non-utility property - at cost (less accumulated depreciation)	1,439	1,442
Other	5,391	5,391
TOTAL	408,559	484,384

UTILITY PLANT
Electric	7,305,165	6,792,825
Property under capital lease	1,417	2,436
Construction work in progress	142,391	146,651
Nuclear fuel under capital lease	125,072	124,585
Nuclear fuel	12,115	19,548
TOTAL UTILITY PLANT	7,586,160	7,086,045
Less - accumulated depreciation and amortization	3,272,280	3,112,896
UTILITY PLANT - NET	4,313,880	3,973,149

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
SFAS 109 regulatory asset - net	58,455	93,557
Other regulatory assets	688,964	534,937
Other	43,605	33,128
TOTAL	791,024	661,622

TOTAL ASSETS	$6,568,213	$5,999,806

See Notes to Financial Statements.

268

ENTERGY ARKANSAS, INC.
BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY

	December 31,
	2008	2007
	(In Thousands)

CURRENT LIABILITIES
Accounts payable:
Associated companies	$433,460	$486,201
Other	142,974	100,246
Customer deposits	60,558	57,751
Accumulated deferred income taxes	198,902	26,964
Interest accrued	25,207	17,447
Obligations under capital leases	60,276	49,738
Other	17,290	10,890
TOTAL	938,667	749,237

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,307,596	1,330,324
Accumulated deferred investment tax credits	51,881	55,854
Obligations under capital leases	66,214	77,283
Other regulatory liabilities	27,141	117,510
Decommissioning	540,709	505,626
Accumulated provisions	15,925	14,414
Pension and other postretirement liabilities	441,920	260,381
Long-term debt	1,618,171	1,314,525
Other	43,780	73,739
TOTAL	4,113,337	3,749,656

Commitments and Contingencies

SHAREHOLDERS' EQUITY
Preferred stock without sinking fund	116,350	116,350
Common stock, $0.01 par value, authorized 325,000,000
shares; issued and outstanding 46,980,196 shares in 2008
and 2007	470	470
Paid-in capital	588,444	588,527
Retained earnings	810,945	795,566
TOTAL	1,516,209	1,500,913

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$6,568,213	$5,999,806

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC.
STATEMENTS OF RETAINED EARNINGS

	For the Years Ended December 31,
	2008	2007	2006
	(In Thousands)

Retained Earnings, January 1	$795,566	$844,928	$838,219

Add:
Net income	47,152	139,111	173,154

Deduct:
Dividends declared on common stock	24,900	181,600	158,000
Preferred dividend requirements and other	6,873	6,873	8,445
Total	31,773	188,473	166,445

Retained Earnings, December 31	$810,945	$795,566	$844,928

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC.
SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON

	2008	2007	2006	2005	2004
	(In Thousands)

Operating revenues	$2,328,349	$2,032,965	$2,092,683	$1,789,055	$1,653,145
Net Income	$47,152	$139,111	$173,154	$174,635	$142,210
Total assets	$6,568,213	$5,999,806	$5,541,036	$5,368,010	$5,193,392
Long-term obligations (1)	$1,684,385	$1,391,808	$1,380,046	$1,353,462	$1,253,301

(1) Includes long-term debt (excluding currently maturing debt) and noncurrent capital lease obligations.

	2008	2007	2006	2005	2004
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$756	$690	$706	$620	$539
Commercial	463	409	418	348	305
Industrial	461	407	436	362	318
Governmental	21	19	19	18	16
Total retail	1,701	1,525	1,579	1,348	1,178
Sales for resale:
Associated companies	416	302	328	192	250
Non-associated companies	156	156	145	211	186
Other	55	50	41	38	39
Total	$2,328	$2,033	$2,093	$1,789	$1,653
Billed Electric Energy Sales (GWh):
Residential	7,678	7,725	7,655	7,653	7,028
Commercial	5,875	5,945	5,816	5,730	5,428
Industrial	7,211	7,424	7,587	7,334	7,004
Governmental	274	277	273	288	275
Total retail	21,038	21,371	21,331	21,005	19,735
Sales for resale:
Associated companies	7,890	7,185	7,679	4,555	7,437
Non-associated companies	2,159	2,651	2,929	4,103	4,911
Total	31,087	31,207	31,939	29,663	32,083

ENTERGY GULF STATES LOUISIANA, L.L.C.

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Jurisdictional Separation of Entergy Gulf States, Inc. into Entergy Gulf States Louisiana and Entergy Texas

Effective December 31, 2007, Entergy Gulf States, Inc. completed a jurisdictional separation into two vertically integrated utility companies, one operating under the sole retail jurisdiction of the PUCT, Entergy Texas, and the other operating under the sole retail jurisdiction of the LPSC, Entergy Gulf States Louisiana. Management believes that the jurisdictional separation will better align Entergy Gulf States, Inc.'s Louisiana and Texas operations to serve customers in those states and to operate consistent with state-specific regulatory requirements as the utility regulatory environments in those jurisdictions evolve. The jurisdictional separation provides for regulation of each separated company by a single retail regulator, which should reduce regulatory complexity.

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

Entergy Gulf States Louisiana remains primarily liable for all of the long-term debt issued by Entergy Gulf States, Inc. that was outstanding on December 31, 2007. Under a debt assumption agreement with Entergy Gulf States Louisiana, Entergy Texas assumed its pro rata share of this long-term debt, which was $1.079 billion, or approximately 46%. The pro rata share of the long-term debt assumed by Entergy Texas was determined by first determining the net assets for each company on a book value basis, and then calculating a debt assumption ratio that resulted in the common equity ratios for each company being approximately the same as the Entergy Gulf States, Inc. common equity ratio immediately prior to the jurisdictional separation. Entergy Texas' debt assumption does not discharge Entergy Gulf States Louisiana's liability for the long-term debt. To secure its debt assumption obligations, Entergy Texas granted to Entergy Gulf States Louisiana a first lien on Entergy Texas' assets that were previously subject to the Entergy Gulf States, Inc. mortgage. Entergy Texas has until December 31, 2010 to repay the assumed debt, of which $770 million remained outstanding at December 31, 2008. In addition, Entergy Texas, as the owner of Entergy Gulf States Reconstruction Funding I, LLC ("EGSRF I"), will report the $329.5 million of senior secured transition bonds ("securitization bonds") issued by EGSRF I as long-term debt on its consolidated balance sheet. The securitization bonds are non-recourse to Entergy Texas.

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

Entergy Gulf States Louisiana is the successor for financial reporting purposes to Entergy Gulf States, Inc. Entergy Gulf States Louisiana's Income Statement and Cash Flow Statement for the year ended December 31, 2008, reflect the effects of the separation of the Texas business. Entergy Gulf States Louisiana's Income Statement and Cash Flow Statement for the years ended December 31, 2006 and 2007, include the operations of Entergy Texas. Entergy Gulf States Louisiana's balance sheets as of December 31, 2008 and 2007 reflect the effects of the separation of the Texas business.

Pursuant to the LPSC order approving the jurisdictional separation plan, Entergy Gulf States Louisiana has made two compliance filings in 2008. On March 31, 2008, Entergy Gulf States Louisiana made its jurisdictional separation plan balance sheet compliance filing with the LPSC. On June 11, 2008, Entergy Gulf States Louisiana made its revenue and expense compliance filing. On December 29, 2008, the LPSC staff filed a motion with the LPSC seeking resolution of certain issues in the proceeding, and a hearing on these matters is scheduled to be held on April 21-22, 2009.

Hurricane Gustav and Hurricane Ike

In September 2008, Hurricane Gustav and Hurricane Ike caused catastrophic damage to Entergy Gulf States Louisiana's service territory. The storms resulted in widespread power outages, significant damage to distribution, transmission, and generation infrastructure, and the loss of sales during the power outages. Total restoration costs for the repair and/or replacement of Entergy Gulf States Louisiana's electric facilities damaged by Hurricane Gustav and Hurricane Ike are estimated to be in the range of $240 million to $255 million. Entergy Gulf States Louisiana is considering all reasonable avenues to recover storm-related costs from Hurricane Gustav and Hurricane Ike, including, but not limited to, accessing funded storm reserves; federal and local cost recovery mechanisms, including requests for Community Development Block Grant funding; securitization; and insurance, to the extent deductibles are met.

On October 9, 2008, Entergy Gulf States Louisiana drew all of its $85 million funded storm reserve. On October 15, 2008, the LPSC approved Entergy Gulf States Louisiana's request to defer and accrue carrying cost on unrecovered storm expenditures during the period the company seeks regulatory recovery. The approval was without prejudice to the ultimate resolution of the total amount of prudently incurred storm cost or final carrying cost rate. Entergy Gulf States Louisiana expects to initiate its storm cost recovery proceeding in the spring 2009. The existing securitization legislation in Louisiana extends to Hurricane Gustav and Hurricane Ike. Entergy is currently evaluating the amount of the losses covered by insurance for Entergy and each of the affected Utility operating companies. Because most of the Hurricane Gustav damage was to distribution and transmission facilities that are generally not covered by property insurance, Entergy does not expect to meet its deductibles for that storm. Because Hurricane Ike caused more damage by flooding and also caused more damage to generation facilities as compared to Hurricane Gustav, it is more likely that Entergy will meet its deductibles for that storm. Almost all of Entergy Gulf States Louisiana's damage was caused by Hurricane Gustav.

Entergy Gulf States Louisiana has recorded the estimated costs incurred, including payments already made, that were necessary to return customers to service. Entergy Gulf States Louisiana has recorded approximately $117 million against its storm damage provision and approximately $118 million in construction expenditures. Entergy Gulf States Louisiana recorded the regulatory assets in accordance with its accounting policies and based on the historic treatment of such costs in its service territory, because management believes that recovery through some form of regulatory mechanism is probable. Because Entergy Gulf States Louisiana has not gone through the regulatory process regarding these storm costs, however, there is an element of risk, and Entergy Gulf States Louisiana is unable to predict with certainty the degree of success it may have in its recovery initiatives, the amount of restoration costs that it may ultimately recover, or the timing of such recovery.

Results of Operations

Following are income statement variances for Entergy Gulf States Louisiana comparing the year ended December 31, 2008 to the year ended December 31, 2007 showing how much the line item increased or (decreased) in comparison to the prior period:

	Year ended December 31, 2007	Variance caused directly by the jurisdictional separation	Variance caused by other factors	Year ended December 31, 2008
	(In Thousands)

Net revenue (operating revenue less fuel expense, purchased power, and other regulatory charges/credits)	$1,297,622	($442,283)	($21,545)	$833,794
Other operation and maintenance expenses	548,999	(179,119)	(32,086)	337,794
Taxes other than income taxes	132,489	(50,617)	(4,434)	77,438
Depreciation and amortization	208,648	(68,172)	(3,870)	136,606
Other expenses	23,940	(173)	14,471	38,238
Other income	88,815	26,020	(29,829)	85,006
Interest charges	155,881	(23,012)	(6,109)	126,760
Income taxes	123,701	(36,249)	(30,255)	57,197

Net Income (Loss)	$192,779	($58,921)	$10,909	$144,767

Net Income

2008 Compared to 2007

Net income decreased $48 million primarily due to the jurisdictional separation of Entergy Gulf States, Inc. into Entergy Gulf States Louisiana and Entergy Texas, effective December 31, 2007, in addition to lower other income and lower net revenue other than the effects directly caused by the jurisdictional separation, partially offset by lower other operation and maintenance expenses and a lower effective income tax rate. For the year ended December 31, 2007, Entergy Texas reported net income of $58.9 million.

2007 Compared to 2006

Net income decreased $19.2 million primarily due to a higher effective income tax rate, higher other operation and maintenance expenses, and higher interest and other charges. The decrease was partially offset by higher net revenue and higher other income.

Net Revenue

2008 Compared to 2007

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits). Following is an analysis of the change in net revenue comparing 2008 to 2007.

Amount
(In Millions)

2007 net revenue	$1,297.6
Jurisdictional separation	(442.3)
Other	(21.5)
2008 net revenue	$833.8

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

Gross operating revenues, fuel and purchased power expenses, and other regulatory charges (credits)

The change in gross operating revenues, fuel and purchased power expenses, and other regulatory charges was primarily caused by the jurisdictional separation of Entergy Gulf States, Inc. into Entergy Gulf States Louisiana and Entergy Texas, effective December 31, 2007.

2007 Compared to 2006

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges. Following is an analysis of the change in net revenue comparing 2007 to 2006.

Amount
(In Millions)

2006 net revenue	$1,275.0
Volume/weather	19.7
Transmission revenue	12.2
Texas securitization transition charge	9.9
Net wholesale revenue	7.9
Fuel recovery	(23.7)
Purchased power capacity	(14.2)
Other	10.8
2007 net revenue	$1,297.6
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

The securitization transition charge variance is due to the issuance of securitization bonds. In June 2007, Entergy Gulf States Reconstruction Funding I, LLC, a company wholly-owned and consolidated by Entergy Gulf States, Inc., issued securitization bonds and with the proceeds purchased from Entergy Gulf States, Inc. the Texas transition property, which is the right to recover from Texas customers through a transition charge amounts sufficient to service the securitization bonds. See Note 5 to the financial statements herein for details of the securitization bond issuance.

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

The purchased power capacity variance is primarily due to ongoing purchased power capacity expense and the amortization of deferred capacity charges. A portion of the increase in purchased power capacity costs is being recovered through base rate increases implemented to recover incremental deferred and ongoing purchased power capacity charges. The base rate increases are discussed under "State and Local Rate Regulation" below.

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

Other Income Statement Variances

2008 Compared to 2007

Other operation and maintenance decreased primarily due to:

  a decrease of $179.1 million due to the jurisdictional separation of Entergy Gulf States, Inc. into Entergy Gulf States Louisiana and Entergy Texas, effective December 31, 2007;
  a decrease of $16.3 million in payroll, payroll-related, and benefit costs;
  a decrease of $9.7 million in nuclear labor and contract costs due to a non-refueling plant outage in March 2007; and
  a decrease of $10.1 million in plant maintenance costs.

The decrease was partially offset by an increase of $8.8 million in transmission spending due to higher transmission equalization expenses.

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

Other income includes $60 million in interest and dividend income in 2008 related to the debt assumption agreement between Entergy Gulf States Louisiana and Entergy Texas and the $1.079 billion of debt assumed by Entergy Texas as of December 31, 2007. Entergy Gulf States Louisiana remains primarily liable on this debt, of which $770 million remained outstanding at December 31, 2008. The increase in interest income is partially offset by $34 million of other income reported by Entergy Texas for the year ended December 31, 2007. The income from the debt assumption agreement offsets the interest expense on the portion of long-term debt assumed by Entergy Texas. The remaining variance is primarily due to the cessation of carrying charges on storm restoration costs as a result of the securitization and a decrease in interest earned on money pool investments, partially offset by dividends of $10.3 million earned on preferred stock purchased from Entergy Holdings Company with the proceeds received from the Act 55 Storm Cost Financings. See "Hurricane Rita and Hurricane Katrina" below for a discussion of the Act 55 storm cost financing.

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

Income Taxes

The effective income tax rates were 28.3%, 39.1%, and 33.6% for 2008, 2007, and 2006, respectively. See Note 3 to the financial statements for a reconciliation of the federal statutory rate of 35% to the effective income tax rate.

Liquidity and Capital Resources

Cash Flow

Cash flows for the years ended December 31, 2008, 2007, and 2006 were as follows:

	2008	2007	2006
	(In Thousands)

Cash and cash equivalents at beginning of period	$108,036	$180,381	$25,373

Cash flow provided by (used in):
Operating activities	562,425	560,740	782,103
Investing activities	(518,909)	(801,499)	(406,469)
Financing activities	(102,249)	168,414	(220,626)
Net increase (decrease) in cash and cash equivalents	(58,733)	(72,345)	155,008

Cash and cash equivalents at end of period	$49,303	$108,036	$180,381

Operating Activities

Cash flows from operations increased $1.7 million in 2008 compared to 2007 primarily due to storm cost proceeds of $274.7 million received from the Louisiana Utilities Restoration Corporation (LURC) as a result of the Act 55 storm cost financings, almost entirely offset by the jurisdictional separation of Entergy Gulf States, Inc. into Entergy Gulf States Louisiana and Entergy Texas, effective December 31, 2007, increased recovery of fuel costs, and an increase of $17.9 million in pension contributions. See "Hurricane Rita and Hurricane Katrina" below for a discussion of the Act 55 storm cost financing.

Cash flow from operations decreased $221.4 million in 2007 compared to 2006 primarily due to the timing of the collection of receivables from customers, decreased recovery of deferred fuel costs, and lower tax refunds. The decrease was partially offset by the timing of payments to vendors.

Investing Activities

Net cash used in investing activities decreased $282.6 million in 2008 compared to 2007 primarily due to the cash allocated to Entergy Texas in the jurisdictional separation transaction in 2007 and due to the effect of the jurisdictional separation on money pool activity. The decrease was partially offset by the investment of $189.4 million in affiliate securities as a result of the Act 55 storm costs financings and the purchase of the Calcasieu Generating Facility for $56 million. See "Hurricane Rita and Hurricane Katrina" below for a discussion of the Act 55 storm cost financing. In March 2008, Entergy Gulf States Louisiana purchased Calcasieu, a 322 MW, simple-cycle, gas-fired power plant, from a subsidiary of Dynegy Inc. The facility is located near the city of Sulphur in southwestern Louisiana. Entergy Gulf States Louisiana received the plant, materials and supplies, SO2 emission allowances, and related real estate in the transaction. The FERC and the LPSC approved the acquisition.

Decreases in Entergy Gulf States Louisiana's receivable from the money pool are a source of cash flow, and Entergy Gulf States Louisiana's receivable from the money pool decreased by $43.9 million for the year ended December 31, 2008 compared to increasing by $134.6 million for the year ended December 31, 2007. The money pool is an inter-company borrowing arrangement designed to reduce Entergy's subsidiaries need for external short-term borrowings.

Net cash used in investing activities increased $395 million in 2007 compared to 2006 primarily due to the cash allocated to Entergy Texas in the jurisdictional separation transaction and due to the effect of the jurisdictional separation on money pool activity.

Financing Activities

Financing activities used cash of $102.2 million in 2008 compared to providing cash of $168.4 million in 2007 primarily due to the issuance of $329.5 million of securitization bonds in June 2007 by a subsidiary of Entergy Texas, partially offset by the redemption of all outstanding shares of Entergy Gulf States, Inc.'s preferred stock in December 2007.

Financing activities provided cash of $168.4 million in 2007 compared to using cash of $220.6 million in 2006 primarily due to the issuance of $329.5 million in securitization bonds in 2007 and a decrease of $115.4 million in common equity distributions. See Note 5 to the financial statements for details of the securitization bond issuance.

Capital Structure

Entergy Gulf States Louisiana's capitalization is balanced between equity and debt, as shown in the following table. The calculation below does not reduce the debt by the debt assumed by Entergy Texas ($770 million as of December 31, 2008, and $1.079 billion as of December 31, 2007) because Entergy Gulf States Louisiana remains primarily liable on the debt. The reduction in the debt to capital ratio in 2008 is primarily due to the repayment in 2008 of $309 million of assumed debt by Entergy Texas.

	December 31, 2008	December 31, 2007

Net debt to net capital	61.5%	64.4%
Effect of subtracting cash from debt	0.5%	1.0%
Debt to capital	62.0%	65.4%

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

Following are the amounts of Entergy Gulf States Louisiana's planned construction and other capital investments, existing debt and lease obligations (includes estimated interest payments), and other purchase obligations:

	2009	2010-2011	2012-2013	after 2013	Total
	(In Millions)
Planned construction and
capital investment (1)	$424	$662	N/A	N/A	$1,086
Long-term debt	$330	$523	$371	$1,886	$3,110
Operating leases	$11	$18	$16	$63	$108
Purchase obligations (2)	$79	$118	$51	$90	$338
Nuclear fuel lease obligations (3)	$24	$116	N/A	N/A	$140

(1)

Includes approximately $148 million annually for maintenance capital, which is planned spending on routine capital projects that are necessary to support reliability of service, equipment or systems and to support normal customer growth.

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

In addition to the contractual obligations given above, Entergy Gulf States Louisiana expects to spend approximately $39 million related to Hurricane Gustav restoration work in 2009. Also, Entergy Gulf States Louisiana expects to contribute $4.7 million to its pension plans and $7.5 million to other postretirement plans in 2009. Guidance pursuant to the Pension Protection Act of 2006 rules, effective for the 2008 plan year and beyond, may affect the level of Entergy Gulf States Louisiana's pension contributions in the future. Also in addition to the contractual obligations, Entergy Gulf States Louisiana has $275.4 million of unrecognized tax benefits and interest for which the timing of payments beyond 12 months cannot be reasonably estimated due to uncertainties in the timing of effective settlement of tax positions. See Note 3 to the financial statements for additional information regarding unrecognized tax benefits.

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

Little Gypsy Repowering Project

In April 2007, Entergy Louisiana announced that it intended to pursue the solid fuel repowering of a 538 MW unit at its Little Gypsy plant, and Entergy Gulf States Louisiana filed subsequently with the LPSC seeking certification to participate in one-third of the project.  Petroleum coke and coal would be the unit's primary fuel sources.  In July 2007, Entergy Louisiana filed with the LPSC for approval of the repowering project. In addition to seeking a finding that the project is in the public interest, the filing with the LPSC asked that Entergy Louisiana be allowed to recover a portion of the project's financing costs during the construction period. Hearings were held in October 2007, and the LPSC approved the certification of the project in November 2007 (the Phase I order), subject to several conditions. One of the conditions is the development and approval of a construction monitoring plan. A decision regarding whether to allow Entergy Louisiana to recover a portion of the project's financing costs during the construction period was deferred to Phase II of the proceedings.

The LPSC Phase I order has been appealed to the state district court in Baton Rouge, Louisiana by a group led by the Sierra Club and represented by the Tulane Environmental Law Clinic. A status conference in the Phase I appeal was held December 3, 2008, and the parties agreed to a procedural schedule that includes oral argument before the judge on April 9, 2009.

The preconstruction and operating air permits for the Little Gypsy repowering project were issued by the Louisiana Department of Environmental Quality (LDEQ) in November 2007 under then-effective federal and state air regulations, including the EPA's Clean Air Mercury Rule that had been issued in 2005 (CAMR 2005). As discussed in more detail in Part I, Item 1, "Environmental Regulation, Clean Air Act and Subsequent Amendments, Hazardous Air Pollutants", in February 2008 the U.S. Court of Appeals for the D.C. Circuit struck down CAMR 2005. The D.C. Circuit decision requires utilities that have not yet begun construction of the facility in question to undergo before beginning construction a case-by-case Maximum Achievable Control Technology (MACT) analysis for construction or reconstruction of emission units pursuant to the Clean Air Act. The Little Gypsy project as currently configured is expected to meet MACT standards. Little Gypsy received its construction permit before a formal MACT analysis was required, however, and Entergy Louisiana sought a MACT determination from the LDEQ. The LDEQ issued the new air permit in February 2009. Onsite construction of the project was scheduled to begin in July 2008, but obtaining the MACT determination caused a delay in the start of construction, which Entergy Louisiana now expects will not begin before mid-year 2009. Currently, the commercial operation date of the project is not expected to be before mid-year 2013. Entergy Louisiana continues to make its quarterly monitoring plan filings with the LPSC. These reports are intended to inform the LPSC and its staff of the construction status and cost of the project as well as the ongoing economic viability of the project compared to other alternatives.

The LPSC had approved the temporary suspension of Phase II of the Little Gypsy proceedings because Entergy Louisiana needed to update its estimated project cost and schedule in order to support the request to recover cash earnings on its construction work in progress (CWIP) costs. On October 16, 2008, Entergy Louisiana, together with Entergy Gulf States Louisiana, filed an application to resume Phase II of the proceeding. The Phase II filing seeks certification for Entergy Gulf States Louisiana to participate in a one-third ownership share in the repowering project. In addition, Entergy Louisiana and Entergy Gulf States Louisiana seek recovery of approximately 79% of their construction financing costs through the recovery of cash earnings on CWIP costs. The LPSC previously found that the recovery of CWIP for a large baseload project may be in the public interest as cash earnings may be needed to protect the utility's financial integrity, maintain an acceptable credit rating, prevent an undue increase in the utility's cost of capital, or to accomplish phasing in of the cost of a large capital project for the benefit of customers. In Phase II, the LPSC would rule on Entergy Gulf States Louisiana's certification request, determine the appropriate amount of CWIP costs, if any, to be recovered and would develop the allocation, accounting and rate recovery mechanisms for such recovery. The LPSC also would determine the appropriate procedure or mechanism for synchronizing base rate recovery of Little Gypsy's fixed or non-fuel costs with its commercial in-service date. In addition, the LPSC consolidated, into the Little Gypsy Phase II proceeding, the issue of whether Entergy Louisiana would be permitted to recover cash earnings on its CWIP costs for the Waterford 3 Steam Generator Replacement Project discussed below. After a status conference in November 2008, a procedural schedule was established for Phase II that includes a hearing on April 28 and 29, 2009. Entergy Louisiana and Entergy Gulf States Louisiana have requested that the case be decided in time to permit the recovery of cash earnings on CWIP beginning in July 2009.

Entergy Louisiana and Entergy Gulf States Louisiana currently expect that the project would cost $1.76 billion (including AFUDC), including $412 million for Entergy Gulf States Louisiana for the 2009-2011 period.

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

All debt and common and preferred equity/membership interest issuances by Entergy Gulf States Louisiana require prior regulatory approval. Preferred equity/membership interest and debt issuances are also subject to issuance tests set forth in its corporate charter, bond indentures, and other agreements. Entergy Gulf States Louisiana has sufficient capacity under these tests to meet its foreseeable capital needs. Entergy Gulf States, Inc. filed with the FERC an application, on behalf of Entergy Gulf States Louisiana, for authority to issue up to $200 million of short-term debt, up to $500 million of tax-exempt bonds and up to $750 million of other long-term securities, including common and preferred membership interests and long-term debt. On November 8, 2007 the FERC issued orders granting the requested authority for a two-year period ending November 8, 2009.

Entergy Gulf States Louisiana's receivables from or (payables to) the money pool were as follows as of December 31 for each of the following years:

2008	2007	2006	2005
(In Thousands)

$11,589	$55,509	$75,048	$64,011

See Note 4 to the financial statements for a description of the money pool.

Entergy Gulf States Louisiana has a credit facility in the amount of $100 million scheduled to expire in August 2012. No borrowings were outstanding under the credit facility as of December 31, 2008.

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

The portion of the $325 million of 3.6% Series First Mortgage Bonds due June 2008 that had been assumed by Entergy Texas were paid at maturity by Entergy Texas in June 2008, and that bond series is no longer outstanding. The portion of the $350 million Floating Rate series of First Mortgage Bonds due December 2008 that had been assumed by Entergy Texas were paid at maturity by Entergy Texas in December 2008, and that bond series is no longer outstanding.

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

Insurance Claims

See Note 8 to the financial statements for a discussion of Entergy's conventional property insurance program. Entergy has received a total of $277 million as of December 31, 2008 on its Hurricane Katrina and Hurricane Rita insurance claims, including the settlements of its Hurricane Katrina claims with each of its two excess insurers. Of the $277 million received, $16 million has been allocated to Entergy Gulf States Louisiana. Entergy currently expects to receive payment for any remaining insurance recovery related to Hurricane Katrina and Hurricane Rita in 2009.

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

Entergy Gulf States Louisiana does not report the bonds on its balance sheet because the bonds are the obligation of the LPFA, and there is no recourse against Entergy Gulf States Louisiana in the event of a bond default.

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

Retail Rates - Electric

In March 2005, the LPSC approved a settlement proposal to resolve various dockets covering a range of issues for Entergy Gulf States Louisiana and Entergy Louisiana. The settlement includes the establishment of a three-year formula rate plan for Entergy Gulf States Louisiana that, among other provisions, establishes an ROE mid-point of 10.65% for the initial three-year term of the plan and permits Entergy Gulf States Louisiana to recover incremental capacity costs outside of a traditional base rate proceeding. Under the formula rate plan, over- and under-earnings outside an allowed range of 9.9% to 11.4% will be allocated 60% to customers and 40% to Entergy Gulf States Louisiana. Entergy Gulf States Louisiana made its initial formula rate plan filing in June 2005, and the formula rate plan's initial three-year effective period was extended one year, through the 2007 test year, by mutual agreement of the LPSC and Entergy Gulf States Louisiana. Entergy Gulf States Louisiana is currently in discussions with the LPSC staff regarding a possible additional extension of the FRP.

In August 2008, the LPSC issued an order approving an uncontested settlement between Entergy Gulf States Louisiana and the LPSC Staff authorizing Entergy Gulf States Louisiana's purchase of one-third of the capacity and energy from the 789 MW Ouachita plant, which Entergy Arkansas acquired on September 30, 2008. Entergy Gulf States Louisiana will purchase one-third of the plant's capacity and output from Entergy Arkansas under a life-of-unit agreement. The LPSC's approval is subject to certain conditions, including a study to determine the costs and benefits of Entergy Gulf States Louisiana exercising an option to purchase one-third of the plant (Unit 3) from Entergy Arkansas. Entergy Gulf States Louisiana is scheduled to report the results of that study by March 30, 2009.

In May 2008, Entergy Gulf States Louisiana made its formula rate plan filing with the LPSC for the 2007 test year. The filing reflected a 9.26% return on common equity, which is below the allowed earnings bandwidth, and indicated a $5.4 million revenue deficiency, offset by a $4.1 million decrease in required additional capacity costs. Entergy Gulf States Louisiana implemented a $20.7 million formula rate plan decrease, subject to refund, effective the first billing cycle in September 2008. The decrease includes removal of interim storm cost recovery and a reduction in the storm damage accrual. Entergy Gulf States Louisiana then implemented a $16.0 million formula rate plan increase, subject to refund, effective the first billing cycle in October 2008 to collect previously deferred and ongoing costs associated with LPSC approved additional capacity, including the Ouachita power plant. In November 2008 Entergy Gulf States Louisiana filed to implement an additional increase of $9.3 million to recover the costs of a new purchased power agreement. Consideration of the formula rate plan filing is pending.

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

Retail Rates - Gas

In January 2009, Entergy Gulf States Louisiana filed with the LPSC its gas rate stabilization plan for the test year ending September 30, 2008.  The filing showed a revenue deficiency of $530 thousand based on a return on common equity mid-point of 10.5%.

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

Federal Regulation

System Agreement Proceedings

See "System Agreement Proceedings" in Entergy Corporation and Subsidiaries' Management's Discussion and Analysis for discussion of the proceeding at the FERC involving the System Agreement and of other related proceedings.

Transmission

See "Independent Coordinator of Transmission" in Entergy Corporation and Subsidiaries' Management's Discussion and Analysis for further discussion.

Interconnection Orders

See "Interconnection Orders" in Entergy Corporation and Subsidiaries' Management's Discussion and Analysis for further discussion.

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

Nuclear Decommissioning Costs

See "Nuclear Decommissioning Costs" in the "Critical Accounting Estimates" section of Entergy Corporation and Subsidiaries' Management's Discussion and Analysis for discussion of the estimates inherent in accounting for nuclear decommissioning costs.

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

Cost Sensitivity

The following chart reflects the sensitivity of qualified pension cost to changes in certain actuarial assumptions (dollars in thousands):

Actuarial Assumption	Change in Assumption	Impact on 2008 Qualified Pension Cost	Impact on Qualified Projected Benefit Obligation
	Increase/(Decrease)

Discount rate	(0.25%)	$1,083	$11,090
Rate of return on plan assets	(0.25%)	$843	-
Rate of increase in compensation	0.25%	$503	$2,545

The following chart reflects the sensitivity of postretirement benefit cost to changes in certain actuarial assumptions (dollars in thousands):

Actuarial Assumption	Change in Assumption	Impact on 2008 Postretirement Benefit Cost	Impact on Accumulated Postretirement Benefit Obligation
	Increase/(Decrease)

Health care cost trend	0.25%	$670	$3,280
Discount rate	(0.25%)	$416	$3,474

Each fluctuation above assumes that the other components of the calculation are held constant.

Costs and Funding

Total qualified pension income for Entergy Gulf States Louisiana in 2008 was $0.2 million. Entergy Gulf States Louisiana anticipates 2009 qualified pension income to be $1.2 million. Entergy Gulf States Louisiana contributed $34.3 million to its pension plans in 2008 and estimates 2009 pension contributions to be $4.7 million. Guidance pursuant to the Pension Protection Act of 2006 rules, effective for the 2008 plan year and beyond, continues to evolve, be interpreted through technical corrections bills, and discussed within the industry and congressional lawmakers. Any changes to Pension Protection Act as a result of these discussions and efforts may affect the level of Entergy's pension contributions in the future.

Total postretirement health care and life insurance benefit costs for Entergy Gulf States Louisiana in 2008 were $15.6 million, including $3.5 million in savings due to the estimated effect of future Medicare Part D subsidies. Entergy Gulf States Louisiana expects 2009 postretirement health care and life insurance benefit costs to approximate $14.7 million, including $3.3 million in savings due to the estimated effect of future Medicare Part D subsidies. Entergy Gulf States Louisiana expects to contribute $7.5 million to its other postretirement plans in 2009.

New Accounting Pronouncements

See "New Accounting Pronouncements" section of Entergy Corporation and Subsidiaries' Management's Discussion and Analysis for a discussion of new accounting pronouncements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members
Entergy Gulf States Louisiana, L.L.C.:

We have audited the accompanying balance sheets of Entergy Gulf States Louisiana, L.L.C. (the "Company") as of December 31, 2008 and 2007, and the related statements of income; of members' equity and comprehensive income; and of cash flows (pages 290 through 294 and applicable items in pages 65 through 187) for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Entergy Gulf States Louisiana, L.L.C. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the respective financial statements, the Company completed a jurisdictional separation on December 31, 2007. As part of the separation, the Company contributed certain assets and liabilities to Entergy Texas, Inc. and Subsidiaries and reflected the distribution in the accompanying balance sheet and statement of members' equity as of December 31, 2007.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2009 expressed an unqualified opinion on the Company's internal control over financial reporting.

DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 27, 2009

ENTERGY GULF STATES LOUISIANA, L.L.C.
INCOME STATEMENTS

	For the Years Ended December 31,
	2008	2007	2006
	(In Thousands)

OPERATING REVENUES
Electric	$2,632,952	$3,448,008	$3,595,343
Natural gas	100,413	86,604	84,230
TOTAL	2,733,365	3,534,612	3,679,573

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	474,314	867,081	1,110,987
Purchased power	1,425,936	1,339,986	1,288,137
Nuclear refueling outage expenses	25,705	12,212	16,653
Other operation and maintenance	337,794	548,999	510,876
Decommissioning	12,533	11,728	10,815
Taxes other than income taxes	77,438	132,489	136,734
Depreciation and amortization	136,606	208,648	206,736
Other regulatory charges (credits) - net	(679)	29,923	5,451
TOTAL	2,489,647	3,151,066	3,286,389

OPERATING INCOME	243,718	383,546	393,184

OTHER INCOME
Allowance for equity funds used during construction	7,417	11,666	11,808
Interest and dividend income	83,105	75,425	53,922
Miscellaneous - net	(5,516)	1,724	2,933
TOTAL	85,006	88,815	68,663

INTEREST AND OTHER CHARGES
Interest on long-term debt	123,439	149,464	137,938
Other interest - net	7,758	13,945	11,842
Allowance for borrowed funds used during construction	(4,437)	(7,528)	(6,988)
TOTAL	126,760	155,881	142,792

INCOME BEFORE INCOME TAXES	201,964	316,480	319,055

Income taxes	57,197	123,701	107,067

NET INCOME	144,767	192,779	211,988

Preferred distribution requirements and other	825	3,968	3,966

EARNINGS APPLICABLE TO
COMMON EQUITY	$143,942	$188,811	$208,022

See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2008	2007	2006
	(In Thousands)

OPERATING ACTIVITIES
Net income	$144,767	$192,779	$211,988
Adjustments to reconcile net income to net cash flow provided by operating activities:
Reserve for regulatory adjustments	-	363	(9,157)
Other regulatory charges (credits) - net	(679)	29,923	5,451
Depreciation, amortization, and decommissioning	149,139	220,376	217,551
Deferred income taxes, investment tax credits, and non-current taxes accrued	47,846	98,734	123,354
Changes in working capital:
Receivables	(8,661)	(261,538)	154,778
Fuel inventory	(1,941)	(18,377)	(9,015)
Accounts payable	(40,025)	38,685	(69,624)
Taxes accrued	418	(27,781)	27,781
Interest accrued	714	22,963	145
Deferred fuel costs	97,620	35,363	264,153
Other working capital accounts	(33,796)	197,802	14,178
Provision for estimated losses and reserves	2,009	(91,241)	(3,488)
Changes in other regulatory assets	70,448	116,317	(194,396)
Changes in pension and other postretirement liabilities	85,880	(39,324)	81,285
Other	48,686	45,696	(32,881)
Net cash flow provided by operating activities	562,425	560,740	782,103

INVESTING ACTIVITIES
Construction expenditures	(303,468)	(334,933)	(375,664)
Allowance for equity funds used during construction	7,417	11,666	11,808
Insurance proceeds	-	6,580	-
Nuclear fuel purchases	(55,001)	(72,493)	(40,738)
Proceeds from sale/leaseback of nuclear fuel	44,554	54,362	37,647
Payment for purchase of plant	(56,409)	-	-
Investment in affiliates	(189,560)	-	-
Payments to storm reserve escrow account	(85,306)	-	-
Receipts from storm reserve escrow account	85,254	-	-
Proceeds from nuclear decommissioning trust fund sales	65,125	64,583	60,053
Investment in nuclear decommissioning trust funds	(79,369)	(78,720)	(73,450)
Collections remitted to Texas transition charge account	-	(19,273)	-
Change in money pool receivable - net	43,920	(134,636)	(11,037)
Changes in other investments - net	3,934	(1,553)	(1,466)
Other regulatory investments	-	-	(13,622)
Cash allocated to Entergy Texas in jurisdictional separation	-	(297,082)	-
Net cash flow used in investing activities	(518,909)	(801,499)	(406,469)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	369,493	323,464	-
Retirement of long-term debt	(366,683)	(5,530)	-
Proceeds from issuance of preferred membership interests	-	9,993	-
Redemption of preferred stock	-	(57,827)	(3,450)
Dividends/distributions paid:
Common equity	(104,200)	(97,800)	(213,200)
Preferred membership interests	(859)	(3,886)	(3,976)
Net cash flow provided by (used in) financing activities	(102,249)	168,414	(220,626)

Net increase (decrease) in cash and cash equivalents	(58,733)	(72,345)	155,008

Cash and cash equivalents at beginning of period	108,036	180,381	25,373

Cash and cash equivalents at end of period	$49,303	$108,036	$180,381

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period for:
Interest - net of amount capitalized	$127,152	$131,280	$140,204
Income taxes	($1,759)	($5,938)	($61,870)

Noncash financing activities:
Repayment by Entergy Texas of assumed long-term debt	$309,123	$-	$-

See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
BALANCE SHEETS
ASSETS

	December 31,
	2008	2007
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$22,671	$233
Temporary cash investments - at cost,
which approximates market	26,632	107,803
Total cash and cash equivalents	49,303	108,036
Accounts receivable:
Customer	69,264	62,408
Allowance for doubtful accounts	(1,230)	(979)
Associated companies	179,217	218,891
Other	60,618	59,059
Accrued unbilled revenues	50,272	54,021
Total accounts receivable	358,141	393,400
Deferred fuel costs	-	5,644
Accumulated deferred income taxes	50,039	21,938
Fuel inventory - at average cost	33,751	31,810
Materials and supplies - at average cost	104,579	100,161
Deferred nuclear refueling outage costs	17,135	5,155
Debt assumption by Entergy Texas	100,509	309,123
Prepayments and other	6,381	23,533
TOTAL	719,838	998,800

OTHER PROPERTY AND INVESTMENTS
Investment in affiliate preferred membership interests	189,560	-
Decommissioning trust funds	303,178	366,062
Non-utility property - at cost (less accumulated depreciation)	120,829	109,517
Other	13,245	17,350
TOTAL	626,812	492,929

UTILITY PLANT
Electric	6,402,668	6,132,362
Natural gas	106,125	98,484
Construction work in progress	201,544	141,528
Nuclear fuel under capital lease	140,689	110,769
Nuclear fuel	11,177	11,256
TOTAL UTILITY PLANT	6,862,203	6,494,399
Less - accumulated depreciation and amortization	3,560,458	3,433,131
UTILITY PLANT - NET	3,301,745	3,061,268

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
SFAS 109 regulatory asset - net	316,421	299,023
Other regulatory assets	287,912	335,897
Deferred fuel costs	100,124	100,124
Long-term receivables	21,558	1,872
Debt assumption by Entergy Texas	669,462	769,971
Other	13,089	12,807
TOTAL	1,408,566	1,519,694

TOTAL ASSETS	$6,056,961	$6,072,691

See Notes to Financial Statements.

292

ENTERGY GULF STATES LOUISIANA, L.L.C.
BALANCE SHEETS
LIABILITIES AND MEMBERS' EQUITY

	December 31,
	2008	2007
	(In Thousands)

CURRENT LIABILITIES

Currently maturing long-term debt	$219,470	$675,000
Accounts payable:
Associated companies	155,147	201,217
Other	162,319	111,579
Customer deposits	40,484	38,061
Taxes accrued	418	-
Interest accrued	30,112	29,398
Deferred fuel costs	91,976	-
Obligations under capital leases	24,368	28,795
Pension and other postretirement liabilities	7,479	7,064
Gas hedge contracts	20,184	3,476
System agreement cost equalization	67,000	124,775
Other	9,220	5,576
TOTAL	828,177	1,224,941

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,308,449	1,219,568
Accumulated deferred investment tax credits	91,634	95,745
Obligations under capital leases	116,321	81,974
Other regulatory liabilities	22,007	69,890
Decommissioning and asset retirement cost liabilities	222,909	204,828
Accumulated provisions	13,896	11,887
Pension and other postretirement liabilities	188,390	102,510
Long-term debt	1,827,859	1,674,113
Other	105,176	87,468
TOTAL	3,896,641	3,547,983

Commitments and Contingencies

MEMBERS' EQUITY
Preferred membership interests without sinking fund	10,000	10,000
Members' equity	1,352,408	1,312,701
Accumulated other comprehensive loss	(30,265)	(22,934)
TOTAL	1,332,143	1,299,767

TOTAL LIABILITIES AND MEMBERS' EQUITY	$6,056,961	$6,072,691

See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
STATEMENTS OF MEMBERS' EQUITY AND COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2008		2007		2006
	(In Thousands)
MEMBERS' EQUITY
Members' Equity - Beginning of period	$1,312,701		$2,225,465		$2,230,643
Add:
Net Income	144,767	$144,767	192,779	$192,779	211,988	$211,988
Other	-		479		-
Total	144,767		193,258		211,988

Deduct:
Dividends/distributions declared:
Common equity	104,200		97,800		213,200
Preferred membership interests	825	825	3,968	3,968	3,966	3,966
Entergy Texas, Inc. paid-in capital	-		631,994		-
Entergy Texas, Inc. shareholders' equity	-		49,452		-
Entergy Texas, Inc. retained earnings	-		322,808		-
Other	35		-		-
Total	105,060		1,106,022		217,166

Members' Equity - End of period	$1,352,408		$1,312,701		$2,225,465

ACCUMULATED OTHER COMPREHENSIVE
LOSS (Net of Taxes):
Balance at beginning of period:
Pension and other postretirement liabilities	($22,934)		($19,914)		$ -
Other accumulated comprehensive loss items	-		-		(1,409)
Total	($22,934)		($19,914)		($1,409)

Minimum pension liability (net of tax expense of $0, $0 and $31)	-	-	-	-	1,941	1,941

Pension and other postretirement liabilities (net of tax expense (benefit)
of ($3,068), $4,550 and ($24,944))	(7,331)	(7,331)	(3,020)	(3,020)	(19,622)

Net unrealized investment losses	-	-	-	-	(824)	(824)

Balance at end of period:
Pension and other postretirement liabilities	(30,265)		(22,934)		(19,914)
Total	($30,265)		($22,934)		($19,914)
Comprehensive Income		$136,611		$185,791		$209,139

See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON

	2008	2007	2006	2005	2004
	(In Thousands)

Operating revenues (2)	$2,733,365	$3,534,612	$3,679,573	$3,367,171	$2,882,384
Net Income (2)	$144,767	$192,779	$211,988	$206,497	$192,264
Total assets (3)	$6,056,961	$6,072,691	$7,786,677	$7,809,497	$6,655,402
Long-term obligations (1), (3)	$1,944,180	$1,756,087	$2,417,480	$2,392,804	$1,946,589

	2008	2007	2006	2005	2004
	(Dollars In Millions)
Electric Operating Revenues (2):
Residential	$554	$1,042	$1,122	$960	$881
Commercial	520	817	883	734	672
Industrial	672	1,035	1,150	1,014	976
Governmental	25	45	49	41	37
Total retail	1,771	2,939	3,204	2,749	2,566
Sales for resale:
Associated companies	643	233	145	186	52
Non-associated companies	181	196	199	188	160
Other	38	80	47	167	43
Total	$2,633	$3,448	$3,595	$3,290	$2,821
Billed Electric Energy Sales (GWh) (2):
Residential	4,888	10,215	10,110	10,024	9,803
Commercial	4,973	8,980	8,838	8,486	8,444
Industrial	8,416	15,012	15,065	14,967	16,596
Governmental	215	448	454	441	432
Total retail	18,492	34,655	34,467	33,918	35,275
Sales for resale:
Associated companies	6,490	2,488	3,259	3,213	1,528
Non-associated companies	2,524	2,900	2,896	2,804	3,172
Total	27,506	40,043	40,622	39,935	39,975

(1) Includes long-term debt (excluding currently maturing debt), preferred membership interests with sinking fund, and noncurrent capital lease obligations.

(2) Entergy Gulf States Louisiana's income statement for the year ended December 31, 2008 reflects the effects of the separation of the Texas business. Entergy Gulf States Louisiana's income statements for the years ended December 31, 2004, 2005, 2006, and 2007 include the operations of Entergy Texas.

(3) Entergy Gulf States Louisiana's balance sheets as of December 31, 2008 and 2007 reflect the effects of the separation of the Texas business. Entergy Gulf States Louisiana's balance sheets as of December 31, 2004, 2005, and 2006 include the operations of Entergy Texas.

ENTERGY LOUISIANA, LLC

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Hurricane Gustav and Hurricane Ike

In September 2008, Hurricane Gustav (and, to a much lesser extent, Hurricane Ike) caused catastrophic damage to Entergy Louisiana's service territory. The storms resulted in widespread power outages, significant damage to distribution, transmission, and generation infrastructure, and the loss of sales during the power outages. Total restoration costs for the repair and/or replacement of Entergy Louisiana's electric facilities damaged by Hurricane Gustav and Hurricane Ike are estimated to be in the range of $390 million to $405 million. Entergy Louisiana is considering all reasonable avenues to recover storm-related costs, including, but not limited to, accessing funded storm reserves; federal and local cost recovery mechanisms, including requests for Community Development Block Grant funding; securitization; and insurance, to the extent deductibles are met.

On October 9, 2008, Entergy Louisiana drew all of its $134 million funded storm reserve. On October 15, 2008, the LPSC approved Entergy Louisiana's request to defer and accrue carrying cost on unrecovered storm expenditures during the period the company seeks regulatory recovery. The approval was without prejudice to the ultimate resolution of the total amount of prudently incurred storm cost or final carrying cost rate. Entergy Louisiana expects to initiate its storm cost recovery proceeding in the spring 2009. The existing securitization legislation in Louisiana extends to Hurricane Gustav and Hurricane Ike. Entergy is currently evaluating the amount of the losses covered by insurance for Entergy and each of the affected Utility operating companies. Because most of the Hurricane Gustav damage was to distribution and transmission facilities that are generally not covered by property insurance, Entergy does not expect to meet its deductibles for that storm. Almost all of Entergy Louisiana's damage was caused by Hurricane Gustav.

Entergy Louisiana has recorded the estimated costs incurred, including payments already made, that were necessary to return customers to service. Entergy Louisiana has recorded approximately $236 million against its storm cost provision or as regulatory assets and approximately $153 million in construction expenditures. Entergy Louisiana recorded the regulatory assets in accordance with its accounting policies and based on the historic treatment of such costs in its service territory, because management believes that recovery through some form of regulatory mechanism is probable. Because Entergy Louisiana has not gone through the regulatory process regarding these storm costs, however, there is an element of risk, and Entergy Louisiana is unable to predict with certainty the degree of success it may have in its recovery initiatives, the amount of restoration costs that it may ultimately recover, or the timing of such recovery.

Results of Operations

Net Income

2008 Compared to 2007

Net income increased $14.2 million primarily due to lower other operation and maintenance expenses, higher other income, and a lower effective income tax rate, offset by lower net revenue and higher depreciation and amortization expenses.

2007 Compared to 2006

Net income increased $5.7 million primarily due to higher net revenue and lower depreciation and amortization expenses, partially offset by higher other operation and maintenance expenses and lower other income.

Net Revenue

2008 Compared to 2007

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges. Following is an analysis of the change in net revenue comparing 2008 to 2007.

Amount
(In Millions)

2007 net revenue	$991.1
Retail electric price	(17.1)
Purchased power capacity	(12.0)
Net wholesale revenue	(7.4)
Other	4.6
2008 net revenue	$959.2

The retail electric price variance is primarily due to the cessation of the interim storm recovery through the formula rate plan upon the Act 55 financing of storm costs and a credit passed on to customers as a result of the Act 55 storm cost financing, partially offset by increases in the formula rate plan effective October 2007. Refer to "Hurricane Rita and Hurricane Katrina" and "State and Local Rate Regulation" below for a discussion of the interim recovery of storm costs, the Act 55 storm cost financing, and the formula rate plan filing.

The purchased power capacity variance is due to the amortization of deferred capacity costs effective September 2007 as a result of the formula rate plan filing in May 2007. Purchased power capacity costs are offset in base revenues due to a base rate increase implemented to recover incremental deferred and ongoing purchased power capacity charges. See "State and Local Rate Regulation" below for a discussion of the formula rate plan filing.

The net wholesale revenue variance is primarily due to provisions recorded for potential rate refunds related to the treatment of interruptible load in pricing Entergy System affiliate sales.

Gross operating revenue and, fuel and purchased power expenses

Gross operating revenues increased primarily due to an increase of $364.7 million in fuel cost recovery revenues due to higher fuel rates offset by decreased usage. The increase was partially offset by a decrease of $56.8 million in gross wholesale revenue due to a decrease in System Agreement rough production cost equalization credits.

Fuel and purchased power expenses increased primarily due to increases in the average market prices of natural gas and purchased power, partially offset by a decrease in the recovery from customers of deferred fuel costs.

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

The base revenues variance is primarily due to increases effective September 2006 for the 2005 formula rate plan filing to recover LPSC-approved incremental deferred and ongoing capacity costs. See "State and Local Rate Regulation" below and Note 2 to the financial statements for a discussion of the formula rate plan filing.

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

The purchased power capacity variance is primarily due to higher purchased power capacity charges and the amortization of capacity charges effective September 2006 as a result of the formula rate plan filing in May 2006. A portion of the purchased power capacity costs is offset in base revenues due to a base rate increase implemented to recover incremental deferred and ongoing purchased power capacity charges, as mentioned above. See "State and Local Rate Regulation" below and Note 2 to the financial statements for a discussion of the formula rate plan filing.

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

2008 Compared to 2007

Other operation and maintenance expenses decreased primarily due to:
  a decrease of $9.3 million in nuclear spending due to a prior year non-refueling outage;
  a decrease of $8.6 million in payroll-related costs;
  a decrease of $8.1 million in loss reserves for storm damage in 2008 because of completion of the Act 55 storm cost financing; and
  a decrease of $5.7 million in customer service costs primarily as a result of write-offs in 2007 of uncollectible customer accounts.

The decrease was partially offset by an increase of $4.5 million in transmission spending due to additional costs related to compliance, substation maintenance, and line and vegetation maintenance and an increase of $4.3 million in fossil expenses due to a fossil plant maintenance outage in 2008.

Depreciation and amortization expenses increased primarily due to:

  a revision in the third quarter 2007 related to depreciation on storm cost-related assets. Recovery of the cost of those assets will now be through the Act 55 financing of storm costs as approved by the LPSC in the third quarter 2007. See "Hurricane Rita and Hurricane Katrina" below for a discussion of the Act 55 storm cost financing;
  a revision in the fourth quarter 2008 of estimated depreciable lives involving certain intangible assets in accordance with formula rate plan treatment; and
  an increase in plant in service.

Other income increased primarily due to:

  dividends of $29.5 million earned on preferred stock purchased from Entergy Holdings Company with the proceeds received from the Act 55 Storm Cost Financings;
  interest earned on the deferred fuel balance;
  carrying charges on storm restoration costs approved by the LPSC; and
  an increase in the allowance for equity funds used during construction due to more construction work in progress in 2008.

See "Hurricane Rita and Hurricane Katrina" below for a discussion of the Act 55 storm cost financing.

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

Depreciation and amortization expenses decreased primarily due to a revision in the third quarter 2007 related to depreciation previously recorded on storm-related assets. Recovery of the cost of those assets will now be through the securitization of storm costs approved by the LPSC in the third quarter 2007. The securitization approval is discussed below under "Hurricane Rita and Hurricane Katrina." The decrease was partially offset by higher depreciation expense as a result of an increase in plant in service and a revision recorded in 2006 of estimated depreciable lives involving certain intangible assets.

Other income decreased primarily due to:

  an LPSC settlement in which Entergy Louisiana agreed to credit customers $7.2 million for customer contributions to the Central Interstate Low-Level Radioactive Waste States Compact for a facility in Nebraska that was never completed;
  a decrease in the allowance for equity funds used during construction due to more construction work in progress in 2006 as a result of Hurricanes Katrina and Rita; and
  a decrease of $1.6 million in interest earned on deferred capacity charges as a result of the recovery of deferred capacity charges.

Income Taxes

The effective income tax rates for 2008, 2007, and 2006 were 31.0%, 36.8%, and 36.3%, respectively. See Note 3 to the financial statements for a reconciliation of the federal statutory rate of 35.0% to the effective income tax rate.

Liquidity and Capital Resources

Cash Flow

Cash flows for the years ended December 31, 2008, 2007, and 2006 were as follows:

	2008	2007	2006
	(In Thousands)

Cash and cash equivalents at beginning of period	$300	$2,743	$105,285

Cash flow provided by (used in):
Operating activities	1,082,592	353,217	413,017
Investing activities	(1,170,994)	(297,460)	(479,276)
Financing activities	227,020	(58,200)	(36,283)
Net increase (decrease) in cash and cash equivalents	138,618	(2,443)	(102,542)

Cash and cash equivalents at end of period	$138,918	$300	$2,743

Operating Activities

Cash flow provided by operating activities increased $729.4 million in 2008 compared to 2007 primarily due to storm cost proceeds of $679 million received from the LURC as a result of the Act 55 storm cost financings and income tax refunds of $12.7 million in 2008 compared to income tax payments of $119.1 million in 2007. The increase was partially offset by a lower amount of fuel costs recovered in 2008 than in 2007. See "Hurricane Rita and Hurricane Katrina" below for a discussion of the storm cost financings.

Cash flow provided by operating activities decreased $59.8 million in 2007 compared to 2006 primarily due to:

  the timing of collections of receivables from customers and payments to vendors, including the catch-up in receivable collections in 2006 due to delays caused by the hurricanes in 2005; and
  an increase of $74.2 million in income tax payments.

The decrease was partially offset by increased recovery of deferred fuel costs and pension contributions of $54 million in 2006.

Investing Activities

Net cash flow used in investing activities increased $873.5 million in 2008 compared to 2007 primarily due to:

  the investment of $545 million in affiliate securities as a result of the Act 55 storm cost financings. See "Hurricane Rita and Hurricane Katrina" below for a discussion of the storm cost financings;
  increased construction expenditures in 2008 due to Hurricane Gustav and Hurricane Ike, the Little Gypsy Unit 3 repowering project, and various nuclear projects; and
  money pool activity.

Increases in Entergy Louisiana's receivable from the money pool are a use of cash flow, and Entergy Louisiana's receivable from the money pool increased by $61.2 million in 2008. The money pool is an inter-company borrowing arrangement designed to reduce Entergy's subsidiaries need for external short-term borrowings.

Net cash flow used in investing activities decreased $181.8 million in 2007 compared to 2006 primarily due to:

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

Financing Activities

Entergy Louisiana's financings activities provided $227.0 million of cash in 2008 compared to using $58.2 million of cash in 2007 primarily due to the issuance of $300 million of 6.50% Series First Mortgage Bonds in August 2008 and money pool activity, partially offset by the repurchase, prior to maturity, of $60 million of Auction Rate governmental bonds, which are being held for remarketing at a later date.

Net cash flow used in financing activities increased $21.9 million in 2007 compared to 2006 primarily due to a $50 million equity contribution in 2006 from its parent, Entergy Louisiana Holdings, Inc., and money pool activity. The increase was partially offset by the payment of $40 million on a credit facility in 2006 and the retirement of $25 million of long-term debt in 2006.

Decreases in Entergy Louisiana's payable to the money pool are a use of cash flow, and Entergy Louisiana's payable to the money pool decreased $2.8 million in 2008, $51.3 million in 2007, and $14.6 million in 2006. The money pool is an inter-company borrowing arrangement designed to reduce Entergy's subsidiaries' need for external short-term borrowings.

See Note 5 to the financial statements for details of long-term debt.

Capital Structure

Entergy Louisiana's capitalization is balanced between equity and debt, as shown in the following table. The increase in the debt to capital for Entergy Louisiana as of December 31, 2008 is primarily due to the issuance of $300 million 6.50% Series First Mortgage Bonds in August 2008, partially offset by the repurchase, prior to maturity, of $60 million of Auction Rate governmental bonds.
	December 31, 2008	December 31, 2007

Net debt to net capital	43.6%	43.4%
Effect of subtracting cash from debt	2.5%	0.0%
Debt to capital	46.1%	43.4%

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

Following are the amounts of Entergy Louisiana's planned construction and other capital investments, existing debt and lease obligations (includes estimated interest payments), and other purchase obligations:
	2009	2010-2011	2012-2013	After 2013	Total
	(In Millions)
Planned construction and
capital investment (1)	$451	$1,248	N/A	N/A	$1,699
Long-term debt	$102	$416	$183	$1,648	$2,349
Operating leases	$9	$14	$10	$8	$41
Purchase obligations (2)	$658	$1,263	$882	$3,402	$6,205
Nuclear fuel lease obligations (3)	$38	$36	N/A	N/A	$74

(1)

Includes approximately $148 million annually for maintenance capital, which is planned spending on routine capital projects that are necessary to support reliability of service, equipment or systems and to support normal customer growth.

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

In addition to the contractual obligations given above, Entergy Louisiana expects to spend approximately $19 million related to Hurricane Katrina and Hurricane Gustav restoration work in 2009. Also, Entergy Louisiana expects to contribute $11.1 million to its pension plans and $9.7 million to its other postretirement plans in 2009. Guidance pursuant to the Pension Protection Act of 2006 rules, effective for the 2008 plan year and beyond, may affect the level of Entergy Louisiana's pension contributions in the future. Entergy Louisiana anticipates contributing $9.7 million to its other postretirement plans in 2009. Also in addition to the contractual obligations, Entergy Louisiana has $298.7 million of unrecognized tax benefits and interest for which the timing of payments beyond 12 months cannot be reasonably estimated due to uncertainties in the timing of effective settlement of tax positions. See Note 3 to the financial statements for additional information regarding unrecognized tax benefits.

The planned capital investment estimate for Entergy Louisiana reflects capital required to support existing business and customer growth, including the replacement of the Waterford 3 steam generators and the repowering of the Little Gypsy Unit 3, each of which are discussed below.

Little Gypsy Repowering Project

In April 2007, Entergy Louisiana announced that it intended to pursue the solid fuel repowering of a 538 MW unit at its Little Gypsy plant, and Entergy Gulf States Louisiana filed subsequently with the LPSC seeking certification to participate in one-third of the project.  Petroleum coke and coal would be the unit's primary fuel sources.  In July 2007, Entergy Louisiana filed with the LPSC for approval of the repowering project. In addition to seeking a finding that the project is in the public interest, the filing with the LPSC asked that Entergy Louisiana be allowed to recover a portion of the project's financing costs during the construction period. Hearings were held in October 2007, and the LPSC approved the certification of the project in November 2007 (the Phase I order), subject to several conditions. One of the conditions is the development and approval of a construction monitoring plan. A decision regarding whether to allow Entergy Louisiana to recover a portion of the project's financing costs during the construction period was deferred to Phase II of the proceedings.

The LPSC Phase I order has been appealed to the state district court in Baton Rouge, Louisiana by a group led by the Sierra Club and represented by the Tulane Environmental Law Clinic. A status conference in the Phase I appeal was held December 3, 2008, and the parties agreed to a procedural schedule that includes oral argument before the judge on April 9, 2009.

The preconstruction and operating air permits for the Little Gypsy repowering project were issued by the Louisiana Department of Environmental Quality (LDEQ) in November 2007 under then-effective federal and state air regulations, including the EPA's Clean Air Mercury Rule that had been issued in 2005 (CAMR 2005). As discussed in more detail in Part I, Item 1, "Environmental Regulation, Clean Air Act and Subsequent Amendments, Hazardous Air Pollutants", in February 2008 the U.S. Court of Appeals for the D.C. Circuit struck down CAMR 2005. The D.C. Circuit decision requires utilities that have not yet begun construction of the facility in question to undergo before beginning construction a case-by-case Maximum Achievable Control Technology (MACT) analysis for construction or reconstruction of emission units pursuant to the Clean Air Act. The Little Gypsy project as currently configured is expected to meet MACT standards. Little Gypsy received its construction permit before a formal MACT analysis was required, however, and Entergy Louisiana sought a MACT determination from the LDEQ. The LDEQ issued the new air permit in February 2009. Onsite construction of the project was scheduled to begin in July 2008, but obtaining the MACT determination caused a delay in the start of construction, which Entergy Louisiana now expects will not begin before mid-year 2009. Currently, the commercial operation date of the project is not expected to be before mid-year 2013. Entergy Louisiana continues to make its quarterly monitoring plan filings with the LPSC. These reports are intended to inform the LPSC and its staff of the construction status and cost of the project as well as the ongoing economic viability of the project compared to other alternatives.

The LPSC had approved the temporary suspension of Phase II of the Little Gypsy proceedings because Entergy Louisiana needed to update its estimated project cost and schedule in order to support the request to recover cash earnings on its construction work in progress (CWIP) costs. On October 16, 2008, Entergy Louisiana, together with Entergy Gulf States Louisiana, filed an application to resume Phase II of the proceeding. The Phase II filing seeks certification for Entergy Gulf States Louisiana to participate in a one-third ownership share in the repowering project. In addition, Entergy Louisiana and Entergy Gulf States Louisiana seek recovery of approximately 79% of their construction financing costs through the recovery of cash earnings on CWIP costs. The LPSC previously found that the recovery of CWIP for a large baseload project may be in the public interest as cash earnings may be needed to protect the utility's financial integrity, maintain an acceptable credit rating, prevent an undue increase in the utility's cost of capital, or to accomplish phasing in of the cost of a large capital project for the benefit of customers. In Phase II, the LPSC would rule on Entergy Gulf States Louisiana's certification request, determine the appropriate amount of CWIP costs, if any, to be recovered and would develop the allocation, accounting and rate recovery mechanisms for such recovery. The LPSC also would determine the appropriate procedure or mechanism for synchronizing base rate recovery of Little Gypsy's fixed or non-fuel costs with its commercial in-service date. In addition, the LPSC consolidated, into the Little Gypsy Phase II proceeding, the issue of whether Entergy Louisiana would be permitted to recover cash earnings on its CWIP costs for the Waterford 3 Steam Generator Replacement Project discussed below. After a status conference in November 2008, a procedural schedule was established for Phase II that includes a hearing on April 28 and 29, 2009. Entergy Louisiana and Entergy Gulf States Louisiana have requested that the case be decided in time to permit the recovery of cash earnings on CWIP beginning in July 2009.

Entergy Louisiana and Entergy Gulf States Louisiana currently expect that the project would cost $1.76 billion (including AFUDC), including $697 million for Entergy Louisiana for the 2009-2011 period.

Waterford 3 Steam Generator Replacement Project

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

Following discovery and the filing of testimony by the LPSC staff and an intervenor, the parties entered into a stipulated settlement of the proceeding. The LPSC unanimously approved the settlement in November 2008. The settlement resolved the following issues: 1) the accelerated degradation of the steam generators is not the result of any imprudence on the part of Entergy Louisiana; 2) the decision to undertake the replacement project at the current estimated cost of $511 million is in the public interest, is prudent, and would serve the public convenience and necessity; 3) the scope of the replacement project is in the public interest; 4) undertaking the replacement project at the target installation date during the 2011 refueling outage is in the public interest; and 5) the jurisdictional costs determined to be prudent in a future prudence review are eligible for cost recovery, either in an extention or renewal of the formula rate plan or in a full base rate case including necessary proformas. Upon completion of the replacement project, the LPSC will undertake a prudence review with regard to the following aspects of the replacement project: 1) project management; 2) cost controls; 3) success in achieving stated objectives; 4) the costs of the replacement project; and 5) the outage length and replacement power costs. The settlement also provides that Phase II of the proceeding will be consolidated with Phase II of the Little Gypsy proceeding, and the LPSC has consolidated them.

Entergy Louisiana estimates that it will spend approximately $511 million on this project, including $377 million over the 2009-2011 period.

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

Entergy Louisiana's receivables from or (payables to) the money pool were as follows as of December 31 for each of the following years:

2008	2007	2006	2005
(In Thousands)

$61,236	($2,791)	($54,041)	($68,677)

See Note 4 to the financial statements for a description of the money pool.

Entergy Louisiana has a credit facility in the amount of $200 million scheduled to expire in August 2012. No borrowings were outstanding under the credit facility as of December 31, 2008.

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

Hurricane Rita and Hurricane Katrina

In August and September 2005, Hurricane Katrina and Hurricane Rita, along with extensive flooding that resulted from levee breaks in and around Entergy Louisiana's service territory, caused catastrophic damage. The storms and flooding resulted in widespread power outages; significant damage to distribution, transmission, and generation infrastructure; and the temporary loss of sales and customers due to mandatory evacuations and destruction of homes and businesses due to wind, rain, and extended periods of flooding. Entergy pursued a broad range of initiatives to recover storm restoration and business continuity costs and incremental losses. Initiatives included obtaining reimbursement of certain costs covered by insurance and pursuing recovery through existing or new rate mechanisms regulated by the FERC and local regulatory bodies, in combination with securitization.

Insurance Claims

See Note 8 to the financial statements for a discussion of Entergy's conventional property insurance program. Entergy has received a total of $277 million as of December 31, 2008 on its Hurricane Katrina and Hurricane Rita insurance claims, including the settlements of its Hurricane Katrina claims with each of its two excess insurers. Of the $277 million received, $40 million has been allocated to Entergy Louisiana. Entergy currently expects to receive payment for any remaining insurance recovery related to Hurricane Katrina and Hurricane Rita in 2009.

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

Entergy Louisiana does not report the bonds on its balance sheet because the bonds are the obligation of the LPFA, and there is no recourse against Entergy Louisiana in the event of a bond default.

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

In May 2007, Entergy Louisiana made its formula rate plan filing with the LPSC for the 2006 test year, indicating a 7.6% earned return on common equity. That filing included Entergy Louisiana's request to recover $39.8 million in unrecovered fixed costs associated with the loss of customers that resulted from Hurricane Katrina, a request that was recently reduced to $31.7 million. In September 2007, Entergy Louisiana modified its formula rate plan filing to reflect its implementation of certain adjustments proposed by the LPSC Staff in its review of Entergy Louisiana's original filing with which Entergy Louisiana agreed, and to reflect its implementation of an $18.4 million annual formula rate plan increase comprised of (1) a $23.8 million increase representing 60% of Entergy Louisiana's revenue deficiency, and (2) a $5.4 million decrease for reduced incremental and deferred capacity costs. The LPSC authorized Entergy Louisiana to defer for accounting purposes the difference between its $39.8 million claim, now at $31.7 million, for unrecovered fixed cost and 60% of the revenue deficiency to preserve Entergy Louisiana's right to pursue that claim in full during the formula rate plan proceeding. In October 2007, Entergy Louisiana implemented a $7.1 million formula rate plan decrease that was due primarily to the reclassification of certain franchise fees from base rates to collection via a line item on customer bills pursuant to an LPSC Order. The LPSC staff and intervenors have recommended disallowance of certain costs included in Entergy Louisiana's filing. Entergy Louisiana disagrees with the majority of the proposed disallowances and a hearing on the disputed issues was held in late-September/early-October 2008. Post-hearing briefing concluded in mid-December 2008.

In May 2006, Entergy Louisiana made its formula rate plan filing with the LPSC for the 2005 test year. Entergy Louisiana modified the filing in August 2006 to reflect a 9.45% return on equity which is within the allowed bandwidth. The modified filing includes an increase of $24.2 million for interim recovery of storm costs from Hurricanes Katrina and Rita and a $119.2 million rate increase to recover LPSC-approved incremental deferred and ongoing capacity costs. The filing requested recovery of approximately $50 million for the amortization of capacity deferrals over a three-year period, including carrying charges, and approximately $70 million for ongoing capacity costs. The increase was implemented, subject to refund, with the first billing cycle of September 2006. Entergy Louisiana subsequently updated its formula rate plan rider to reflect adjustments proposed by the LPSC Staff with which it agrees. The adjusted return on equity of 9.56% remains within the allowed bandwidth. Ongoing and deferred incremental capacity costs were reduced to $118.7 million. The updated formula rate plan rider was implemented, subject to refund, with the first billing cycle of October 2006. An uncontested stipulated settlement was filed in February 2008 that will leave the current base rates in place, and the LPSC approved the settlement in March 2008. In the settlement Entergy Louisiana agreed to credit customers $7.2 million, plus $0.7 million of interest, for customer contributions to the Central Interstate Low-Level Radioactive Waste States Compact for a facility in Nebraska that was never completed and agreed to a one-time $2.6 million deduction from the deferred capacity cost balance. The credit, for which Entergy Louisiana had previously recorded a provision, was made in May 2008.

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

Federal Regulation

Interruptible Load Proceeding

In April 2007 the U.S. Court of Appeals for the D.C. Circuit issued its opinion in the LPSC's appeal of the FERC's March 2004 and April 2005 orders related to the treatment under the System Agreement of the Utility operating companies' interruptible loads.  In its opinion, the D.C. Circuit concluded that the FERC (1) acted arbitrarily and capriciously by allowing the Utility operating companies to phase-in the effects of the elimination of the interruptible load over a 12-month period of time; (2) failed to adequately explain why refunds could not be ordered under Section 206(c) of the Federal Power Act; and (3) exercised appropriately its discretion to defer addressing the cost of sulfur dioxide allowances until a later time.  The D.C. Circuit remanded the matter to the FERC for a more considered determination on the issue of refunds. The FERC issued its order on remand in September 2007, in which it directs Entergy to make a compliance filing removing all interruptible load from the computation of peak load responsibility commencing April 1, 2004 and to issue any necessary refunds to reflect this change. In addition, the order directs the Utility operating companies to make refunds for the period May 1995 through July 1996. Entergy, the APSC, the MPSC, and the City Council requested rehearing of the FERC's order on remand. The FERC granted the Utility operating companies' request to delay the payment of refunds for the period May 1995 through July 1996 until 30 days following a FERC order on rehearing. The FERC issued in September 2008 an order denying rehearing. The refunds were made by the Utility operating companies that owed refunds to the Utility operating companies that were due a refund on October 15, 2008. The APSC and the Utility operating companies appealed the FERC decisions to the D.C. Circuit. The procedural schedule calls for briefing during the first half of 2009. Because of its refund obligation to customers as a result of this proceeding and a related LPSC proceeding, Entergy Louisiana recorded provisions during 2008 of approximately $16 million, including interest, for rate refunds.

System Agreement Proceedings

See "System Agreement Proceedings" in Entergy Corporation and Subsidiaries' Management's Discussion and Analysis for discussion of the proceeding at the FERC involving the System Agreement and of other related proceedings.

Transmission

See "Independent Coordinator of Transmission" in Entergy Corporation and Subsidiaries' Management's Discussion and Analysis for discussion.

Interconnection Orders

See "Interconnection Orders" in Entergy Corporation and Subsidiaries' Management's Discussion and Analysis for discussion.

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

Cost Sensitivity

The following chart reflects the sensitivity of qualified pension cost to changes in certain actuarial assumptions (dollars in thousands):

Actuarial Assumption	Change in Assumption	Impact on 2008 Qualified Pension Cost	Impact on Projected Qualified Benefit Obligation
	Increase/(Decrease)

Discount rate	(0.25%)	$1,234	$13,154
Rate of return on plan assets	(0.25%)	$957	-
Rate of increase in compensation	0.25%	$593	$2,898

The following chart reflects the sensitivity of postretirement benefit cost to changes in certain actuarial assumptions (dollars in thousands):

Actuarial Assumption	Change in Assumption	Impact on 2008 Postretirement Benefit Cost	Impact on Accumulated Postretirement Benefit Obligation
	Increase/(Decrease)

Health care cost trend	0.25%	$643	$3,321
Discount rate	(0.25%)	$368	$3,708

Each fluctuation above assumes that the other components of the calculation are held constant.

Costs and Funding

Total qualified pension cost for Entergy Louisiana in 2008 was $7 million. Entergy Louisiana anticipates 2009 qualified pension cost to be $6.2 million. Entergy Louisiana contributed $53 thousand to its pension plans in 2008; and anticipates funding $11.1 million in 2009. Guidance pursuant to the Pension Protection Act of 2006 rules, effective for the 2008 plan year and beyond, continues to evolve, be interpreted through technical corrections bills, and discussed within the industry and congressional lawmakers. Any changes to Pension Protection Act as a result of these discussions and efforts may affect the level of Entergy's pension contributions in the future.

Total postretirement health care and life insurance benefit costs for Entergy Louisiana in 2008 were $16.7 million, including $2.8 million in savings due to the estimated effect of future Medicare Part D subsidies. Entergy Louisiana expects 2009 postretirement health care and life insurance benefit costs to approximate $16.8 million, including $2.8 million in savings due to the estimated effect of future Medicare Part D subsidies. Entergy Louisiana expects to contribute $9.7 million to its other postretirement plans in 2009.

New Accounting Pronouncements

See "New Accounting Pronouncements" section of Entergy Corporation and Subsidiaries Management's Discussion and Analysis for a discussion of new accounting pronouncements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members
Entergy Louisiana, LLC:

We have audited the accompanying balance sheets of Entergy Louisiana, LLC (the "Company") as of December 31, 2008 and 2007 and the related statements of income; of members' equity and comprehensive income; and of cash flows (pages 313 through 318 and applicable items in pages 65 through 187) for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Entergy Louisiana, LLC as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2009 expressed an unqualified opinion on the Company's internal control over financial reporting.

DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 27, 2009

ENTERGY LOUISIANA, LLC
INCOME STATEMENTS

	For the Years Ended December 31,
	2008	2007	2006
	(In Thousands)

OPERATING REVENUES
Electric	$3,051,294	$2,737,552	$2,451,258

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	1,048,502	887,749	710,746
Purchased power	1,010,804	814,779	824,645
Nuclear refueling outage expenses	19,638	17,664	15,337
Other operation and maintenance	408,489	427,241	394,390
Decommissioning	19,907	18,530	17,245
Taxes other than income taxes	63,184	60,293	61,168
Depreciation and amortization	197,909	178,841	186,021
Other regulatory charges (credits) - net	32,763	43,949	(26,257)
TOTAL	2,801,196	2,449,046	2,183,295

OPERATING INCOME	250,098	288,506	267,963

OTHER INCOME
Allowance for equity funds used during construction	18,439	11,119	14,229
Interest and dividend income	46,370	8,901	12,997
Miscellaneous - net	(3,703)	(3,497)	2,725
TOTAL	61,106	16,523	29,951

INTEREST AND OTHER CHARGES
Interest on long-term debt	83,003	74,021	81,563
Other interest - net	11,307	11,708	10,653
Allowance for borrowed funds used during construction	(11,297)	(7,531)	(10,258)
TOTAL	83,013	78,198	81,958

INCOME BEFORE INCOME TAXES	228,191	226,831	215,956

Income taxes	70,648	83,494	78,338

NET INCOME	157,543	143,337	137,618

Preferred distribution requirements and other	6,950	6,950	6,950

EARNINGS APPLICABLE TO
COMMON EQUITY	$150,593	$136,387	$130,668

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY LOUISIANA, LLC
STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2008	2007	2006
	(In Thousands)

OPERATING ACTIVITIES
Net income	$157,543	$143,337	$137,618
Adjustments to reconcile net income to net cash flow provided by operating activities:
Reserve for regulatory adjustments	-	-	7,635
Other regulatory charges (credits) - net	32,763	43,949	(26,257)
Depreciation, amortization, and decommissioning	217,816	197,371	203,266
Deferred income taxes, investment tax credits, and non-current taxes accrued	123,219	(26,634)	38,290
Changes in working capital:
Receivables	(111,579)	(65,082)	140,690
Accounts payable	9,344	(74,923)	50,499
Taxes accrued	17,937	1,519	(23,997)
Interest accrued	8,541	(750)	2,047
Deferred fuel costs	42,779	95,094	(92,423)
Other working capital accounts	116,565	46,418	4,739
Provision for estimated losses and reserves	1,511	(5,393)	2,060
Changes in other regulatory assets	412,561	(23,829)	3,963
Changes in pension and other postretirement liabilities	136,897	(860)	20,199
Other	(83,305)	23,000	(55,312)
Net cash flow provided by operating activities	1,082,592	353,217	413,017

INVESTING ACTIVITIES
Construction expenditures	(584,394)	(321,506)	(449,015)
Allowance for equity funds used during construction	18,439	11,119	14,229
Insurance proceeds	11,317	10,065	-
Nuclear fuel purchases	(71,328)	(3,131)	(55,994)
Proceeds from the sale/leaseback of nuclear fuel	70,928	14,306	44,819
Investment in affiliates	(545,154)	-	-
Payments to storm reserve escrow account	(134,423)	-	-
Receipts from storm reserve escrow account	133,622	-	-
Proceeds from nuclear decommissioning trust fund sales	23,497	23,848	20,179
Investment in nuclear decommissioning trust funds	(31,262)	(32,161)	(29,079)
Change in money pool receivable - net	(61,236)	-	-
Changes in other investments - net	(1,000)	-	-
Other regulatory investments	-	-	(24,415)
Net cash flow used in investing activities	(1,170,994)	(297,460)	(479,276)

FINANCING ACTIVITIES
Proceeds from the issuance of:
Long-term debt	296,761	-	-
Additional equity from parent	-	1,119	50,013
Retirement of long-term debt	(60,000)	-	(25,000)
Change in money pool payable - net	(2,791)	(51,250)	(14,636)
Changes in short-term borrowings	-	-	(40,000)
Dividends/distributions paid:
Preferred membership interests	(6,950)	(8,069)	(6,660)
Net cash flow provided by (used in) financing activities	227,020	(58,200)	(36,283)

Net increase (decrease) in cash and cash equivalents	138,618	(2,443)	(102,542)

Cash and cash equivalents at beginning of period	300	2,743	105,285

Cash and cash equivalents at end of period	$138,918	$300	$2,743

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period for:
Interest - net of amount capitalized	$82,449	$82,584	$86,229
Income taxes	($12,718)	$119,080	$44,830

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC
BALANCE SHEETS
ASSETS

	December 31,
	2008	2007
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$ -	$300
Temporary cash investments - at cost,
which approximates market	138,918	-
Total cash and cash equivalents	138,918	300
Accounts receivable:
Customer	127,765	96,679
Allowance for doubtful accounts	(1,698)	(1,988)
Associated companies	244,575	91,873
Other	11,271	14,186
Accrued unbilled revenues	67,512	75,860
Total accounts receivable	449,425	276,610
Accumulated deferred income taxes	66,229	15,229
Materials and supplies - at average cost	128,388	108,959
Deferred nuclear refueling outage costs	19,962	7,080
Prepayments and other	10,046	7,820
TOTAL	812,968	415,998

OTHER PROPERTY AND INVESTMENTS
Investment in affiliate preferred membership interests	545,154	-
Decommissioning trust funds	180,862	221,971
Non-utility property - at cost (less accumulated depreciation)	1,306	1,488
Note receivable - Entergy New Orleans	9,353	9,353
Other	1,805	4
TOTAL	738,480	232,816

UTILITY PLANT
Electric	6,734,732	6,550,597
Property under capital lease	256,348	253,387
Construction work in progress	602,070	276,974
Nuclear fuel under capital lease	74,197	44,532
TOTAL UTILITY PLANT	7,667,347	7,125,490
Less - accumulated depreciation and amortization	3,245,701	3,095,473
UTILITY PLANT - NET	4,421,646	4,030,017

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
SFAS 109 regulatory asset - net	107,596	117,322
Other regulatory assets	515,053	832,449
Deferred fuel costs	67,998	67,998
Long-term receivables	1,209	2,982
Other	20,218	23,539
TOTAL	712,074	1,044,290

TOTAL ASSETS	$6,685,168	$5,723,121

See Notes to Financial Statements.

316

ENTERGY LOUISIANA, LLC
BALANCE SHEETS
LIABILITIES AND MEMBERS' EQUITY

	December 31,
	2008	2007
	(In Thousands)

CURRENT LIABILITIES
Accounts payable:
Associated companies	$67,465	$65,930
Other	254,055	148,651
Customer deposits	78,401	79,013
Taxes accrued	25,693	7,756
Interest accrued	38,280	29,739
Deferred fuel costs	91,563	48,784
Obligations under capital leases	38,362	42,714
Pension and other postretirement liabilities	8,935	8,772
System agreement cost equalization	156,000	46,000
Gas hedge contracts	26,668	2,741
Other	33,841	16,220
TOTAL	819,263	496,320

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,940,065	1,803,430
Accumulated deferred investment tax credits	82,848	86,045
Obligations under capital leases	35,843	1,818
Other regulatory liabilities	43,562	127,836
Decommissioning	276,839	257,066
Accumulated provisions	19,916	18,405
Pension and other postretirement liabilities	282,683	145,786
Long-term debt	1,387,473	1,147,660
Other	88,838	85,214
TOTAL	4,158,067	3,673,260

Commitments and Contingencies

MEMBERS' EQUITY
Preferred membership interests without sinking fund	100,000	100,000
Members' equity	1,632,053	1,481,509
Accumulated other comprehensive loss	(24,215)	(27,968)
TOTAL	1,707,838	1,553,541

TOTAL LIABILITIES AND MEMBERS' EQUITY	$6,685,168	$5,723,121

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC
STATEMENTS OF MEMBERS' EQUITY AND COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2008		2007		2006
	(In Thousands)

MEMBERS' EQUITY
Members' Equity, January 1	$1,481,509		$1,344,003		$1,105,172

Add:
Net income	157,543	$157,543	143,337	$143,337	137,618	$137,618
Additional equity from parent	-		1,119		108,327
Total	157,543		144,456		245,945

Deduct:
Dividends/distribution declared:
Common equity
Preferred membership interests	6,950	6,950	6,950	6,950	6,950	6,950
Other	49		-		164
Total	6,999		6,950		7,114

Members' Equity, December 31	$1,632,053		$1,481,509		$1,344,003

ACCUMULATED OTHER COMPREHENSIVE
INCOME (Net of Taxes):
Balance at beginning of period:
Accumulated other comprehensive income	($27,968)		($25,695)		$ -

Pension and other postretirement liabilities (net of tax expense (benefit)
of $2,835, ($6,703), and ($30,137))	3,753	3,753	(2,273)	(2,273)	(25,695)	(25,695)

Balance at end of period:
Pension and other postretirement liabilities	($24,215)		($27,968)		($25,695)
Comprehensive Income		$154,346		$134,114		$104,973

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC
SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON

	2008	2007	2006	2005	2004
	(In Thousands)

Operating revenues	$3,051,294	$2,737,552	$2,451,258	$2,650,181	$2,226,986
Net Income	$157,543	$143,337	$137,618	$128,082	$127,495
Total assets	$6,685,168	$5,723,121	$5,654,842	$5,855,053	$4,845,597
Long-term obligations (1)	$1,423,316	$1,149,478	$1,191,044	$1,208,140	$939,598

(1) Includes long-term debt (excluding currently maturing debt) and noncurrent capital lease obligations.

	2008	2007	2006	2005	2004
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$967	$854	$797	$828	$770
Commercial	660	578	533	539	501
Industrial	1,062	872	809	834	779
Governmental	51	43	40	41	38
Total retail	2,740	2,347	2,179	2,242	2,088
Sales for resale:
Associated companies	249	310	215	339	96
Non-associated companies	12	8	12	14	13
Other	50	73	45	55	30
Total	$3,051	$2,738	$2,451	$2,650	$2,227
Billed Electric Energy Sales (GWh):
Residential	8,487	8,646	8,558	8,559	8,842
Commercial	5,784	5,848	5,714	5,554	5,762
Industrial	13,162	13,209	12,770	12,348	13,140
Governmental	459	446	441	428	439
Total retail (2)	27,892	28,149	27,483	26,889	28,183
Sales for resale:
Associated companies	2,028	2,299	2,369	2,451	1,129
Non-associated companies	205	112	101	109	122
Total	30,125	30,560	29,953	29,449	29,434

(2) 2006 billed electric energy sales includes 96 GWh of billings related to 2005 deliveries that were billed in 2006 because of billing delays following Hurricane Katrina, which results in an increase of 402 GWh in 2006, or 1.5% and an increase of 762 in 2007, or 2.8%.

ENTERGY MISSISSIPPI, INC.

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

2008 Compared to 2007

Net income decreased $12.4 million primarily due to higher other operation and maintenance expenses, lower other income, and higher depreciation and amortization expenses, partially offset by higher net revenue.

2007 Compared to 2006

Net income increased $19.8 million primarily due to higher net revenue, lower other operation and maintenance expenses, higher other income, and lower interest expense, partially offset by higher depreciation and amortization expenses.

Net Revenue

2008 Compared to 2007

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges. Following is an analysis of the change in net revenue comparing 2008 to 2007.
Amount
(In Millions)

2007 net revenue	$486.9
Attala costs	9.9
Rider revenue	6.0
Base revenue	5.1
Reserve equalization	(2.4)
Net wholesale revenue	(4.0)
Other	(2.7)
2008 net revenue	$498.8

The Attala costs variance is primarily due to an increase in the Attala power plant costs that are recovered through the power management rider. The net income effect of this recovery in limited to a portion representing an allowed return on equity with the remainder offset by Attala power plant costs in other operation and maintenance expenses, depreciation expenses, and taxes other than income taxes. The recovery of Attala power plant costs is discussed further in "Liquidity and Capital Resources - Uses of Capital" below.

The rider revenue variance is the result of a storm damage rider that became effective in October 2007. The establishment of this rider results in an increase in rider revenue and a corresponding increase in other operation and maintenance expense for the storm reserve with no effect on net income.

The base revenue variance is primarily due to a formula rate plan increase effective July 2007. The formula rate plan filing is discussed further in "State and Local Rate Regulation" below.

The reserve equalization variance is primarily due to changes in the Entergy System generation mix compared to the same period in 2007.

The net wholesale revenue variance is primarily due to lower profit on joint account sales and reduced capacity revenue from the Municipal Energy Agency of Mississippi.

Gross operating revenues, fuel and purchased power expenses, and other regulatory charges

Gross operating revenues increased primarily due to an increase of $152.5 million in fuel cost recovery revenues due to higher fuel rates, partially offset by a decrease of $43 million in gross wholesale revenues due to a decrease in net generation and purchases in excess of decreased net area demand resulting in less energy available for resale sales coupled with a decrease in system agreement remedy receipts.

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

The base revenue variance is primarily due to a formula rate plan increase effective July 2007. The formula rate plan filing is discussed further in "State and Local Rate Regulation" below.

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

2008 Compared to 2007

Other operation and maintenance expenses increased primarily due to:

  an increase of $8.6 million in loss reserves in 2008 compared to 2007, including the effect of the storm damage rider implemented in October 2007;
  an increase of $3.5 million in fossil plant expenses due to increased outages, higher plant maintenance costs, and environmental costs;
  an increase of $2.8 million in distribution expenses due primarily to the timing of contract work and lower reimbursements; and
  an increase of $1.4 million in legal spending due to increased regulatory activity.

The increase was partially offset by a decrease of $5.9 million in payroll, payroll-related, and benefit costs.

Depreciation and amortization expenses increased primarily due to an increase in plant in service.

Other income decreased primarily due to decreased interest earned on money pool investments and the gain recorded in 2007 on the sale of non-utility property.

2007 Compared to 2006

Other operation and maintenance expenses decreased primarily due to:

  a decrease of $6.2 million in loss reserves for storm damage in 2007;
  a decrease of $4.0 million due to the reclassification in 2006 of storm charges from a regulatory asset in accordance with a Joint Stipulation with the MPSC; and
  a decrease of $2.9 million in customer service costs, including a decrease in customer write-offs.

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

Income Taxes

The effective income tax rates for 2008, 2007, and 2006 were 35.8%, 33.2%, and 35.3%, respectively. See Note 3 to the financial statements for a reconciliation of the federal statutory rate of 35.0% to the effective income tax rate.

Hurricane Katrina and Storm Costs Recovery Filing

In August 2005, Hurricane Katrina hit Entergy Mississippi's service territory causing power outages and significant infrastructure damage to Entergy Mississippi's distribution and transmission systems. Entergy pursued a broad range of initiatives to recover storm restoration and business continuity costs and incremental losses. Initiatives included obtaining assistance through federal legislation for damage caused by Hurricanes Katrina and Rita, and pursuing recovery through existing or new rate mechanisms regulated by the FERC and local regulatory bodies, in combination with securitization.

In March 2006, the Governor of Mississippi signed a law that established a mechanism by which the MPSC could authorize and certify an electric utility financing order and the state could issue bonds to finance the costs of repairing damage caused by Hurricane Katrina to the systems of investor-owned electric utilities.  In June 2006, the MPSC issued an order certifying Entergy Mississippi's Hurricane Katrina restoration costs incurred through March 31, 2006 of $89 million, net of estimated insurance proceeds. Two days later, Entergy Mississippi filed a request with the Mississippi Development Authority for $89 million of Community Development Block Grant (CDBG) funding for reimbursement of its Hurricane Katrina infrastructure restoration costs. Entergy Mississippi also filed a Petition for Financing Order with the MPSC for authorization of state bond financing of $169 million for Hurricane Katrina restoration costs and future storm costs. The $169 million amount included the $89 million of Hurricane Katrina restoration costs plus $80 million to build Entergy Mississippi's storm damage reserve for the future. Entergy Mississippi's filing stated that the amount actually financed through the state bonds would be net of any CDBG funds that Entergy Mississippi received.

In October 2006, the Mississippi Development Authority approved for payment and Entergy Mississippi received $81 million in CDBG funding for Hurricane Katrina costs. The MPSC then issued a financing order authorizing the issuance of state bonds to finance $8 million of Entergy Mississippi's certified Hurricane Katrina restoration costs and $40 million for an increase in Entergy Mississippi's storm damage reserve. $30 million of the storm damage reserve was set aside in a restricted account. A Mississippi state entity issued the bonds in May 2007, and Entergy Mississippi received proceeds of $48 million. Entergy Mississippi does not report the bonds on its balance sheet because the bonds are the obligation of the state entity, and there is no recourse against Entergy Mississippi in the event of a bond default.

Liquidity and Capital Resources

Cash Flow

Cash flows for the years ended December 31, 2008, 2007, and 2006 were as follows:

	2008	2007	2006
	(In Thousands)

Cash and cash equivalents at beginning of period	$40,582	$73,417	$4,523

Cash flow provided by (used in):
Operating activities	79,916	169,194	439,145
Investing activities	(133,205)	(68,901)	(377,524)
Financing activities	13,789	(133,128)	7,273
Net increase (decrease) in cash and cash equivalents	(39,500)	(32,835)	68,894

Cash and cash equivalents at end of period	$1,082	$40,582	$73,417

Operating Activities

Cash flow provided by operating activities decreased $89.3 million in 2008 primarily due to:

  decreased recovery of deferred fuel and purchased power costs;
  the receipt of $48 million of securitization proceeds in 2007;
  the timing of collections of receivables from customers and payments to vendors; and
  an increase of $10.9 million in pension contributions.

The decrease was partially offset by a decrease in income tax payments.

Cash flow provided by operating activities decreased $270 million in 2007 primarily due to:

  decreased recovery of deferred fuel and purchased power costs;
  net income tax refunds received in 2006 compared to income tax payments in 2007; and
  the receipt of $81 million of Community Development Block Grant funds in 2006.

The decrease was partially offset by securitization proceeds of $48 million received in 2007 and a decrease of $15.6 million in pension contributions.

Investing Activities

Cash flow used in investing activities increased $64.3 million in 2008 primarily due to the receipt of proceeds in 2007 from funds held in trust in 2006 that were used for the redemption in January 2007, prior to maturity, of $100 million of 4.35% Series First Mortgage Bonds, partially offset by the transfer in 2007 of $30.7 million to the storm damage reserve escrow account and money pool activity.

Decreases in Entergy Mississippi's receivable from the money pool are a source of cash flow, and Entergy Mississippi's receivable from the money pool decreased by $21 million in 2008. The money pool is an inter-company borrowing arrangement designed to reduce Entergy's subsidiaries' need for external short-term borrowings.

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

Financing Activities

Entergy Mississippi's financing activities provided $13.8 million in cash flow in 2008 compared to using $133.1 million in cash flow in 2007 primarily due to the redemption, prior to maturity, of $100 million of 4.35% Series First Mortgage Bonds in January 2007 and money pool activity, partially offset by an increase of $18 million in common stock dividends paid.

Increases in Entergy Mississippi's payable to the money pool are a source of cash flow, and Entergy Mississippi's payable to the money pool increased by $66 million in 2008. The money pool is an inter-company borrowing arrangement designed to reduce Entergy's subsidiaries' need for external short-term borrowings.

Entergy Mississippi's financing activities used $133.1 million of cash in 2007 compared to providing $7.3 million in 2006 primarily due to:

  the redemption, prior to maturity, of $100 million of First Mortgage Bonds in January 2007;
  the issuance of $100 million of long-term debt in 2006;
  an increase of $25.3 million in common stock dividends paid in 2007; and
  money pool activity.

See Note 5 to the financial statements for details on long-term debt.

Capital Structure

Entergy Mississippi's capitalization is balanced between equity and debt, as shown in the following table.

	December 31, 2008	December 31, 2007

Net debt to net capital	49.5%	48.4%
Effect of subtracting cash from debt	0.0%	1.5%
Debt to capital	49.5%	49.9%

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

Following are the amounts of Entergy Mississippi's planned construction and other capital investments, and existing debt obligations and lease obligations (includes estimated interest payments):
	2009	2010-2011	2012-2013	After 2013	Total
	(In Millions)
Planned construction and
capital investment (1)	$139	$299	N/A	N/A	$438
Long-term debt	$40	$157	$167	$916	$1,280
Capital lease payments	$2	$4	$3	N/A	$9
Operating leases	$6	$9	$5	$11	$31
Purchase obligations (2)	$167	$328	$319	$1,676	$2,490

(1)

Includes approximately $124 million annually for maintenance capital, which is planned spending on routine capital projects that are necessary to support reliability of service, equipment or systems, and to support normal customer growth.

(2)

Purchase obligations represent the minimum purchase obligation or cancellation charge for contractual obligations to purchase goods or services. For Entergy Mississippi, almost all of the total consists of unconditional fuel and purchased power obligations, including its obligations under the Unit Power Sales Agreement, which is discussed in Note 8 to the financial statements.

In addition to the contractual obligations given above, Entergy Mississippi expects to contribute $6.9 million to its pension plans and $6.3 million to other postretirement plans in 2009. Guidance pursuant to the Pension Protection Act of 2006 rules, effective for the 2008 plan year and beyond, may affect the level of Entergy Mississippi's pension contributions in the future. Also in addition to the contractual obligations, Entergy Mississippi has $31.7 million of unrecognized tax benefits and interest for which the timing of payments beyond 12 months cannot be reasonably estimated due to uncertainties in the timing of effective settlement of tax positions. See Note 3 to the financial statements for additional information regarding unrecognized tax benefits.

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

As a wholly-owned subsidiary, Entergy Mississippi dividends its earnings to Entergy Corporation at a percentage determined monthly. Entergy Mississippi's long-term debt indentures restrict the amount of retained earnings available for the payment of cash dividends or other distributions on its common and preferred stock. As of December 31, 2008, Entergy Mississippi had restricted retained earnings unavailable for distribution to Entergy Corporation of $121.6 million.

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

Entergy Mississippi has two separate credit facilities in the aggregate amount of $50 million and renewed both facilities through May 2009. Borrowings under the credit facilities may be secured by a security interest in Entergy Mississippi's accounts receivable. No borrowings were outstanding under either credit facility as of December 31, 2008.

Entergy Mississippi has obtained short-term borrowing authorization from the FERC under which it may borrow through March 31, 2010, up to the aggregate amount, at any one time outstanding, of $175 million. See Note 4 to the financial statements for further discussion of Entergy Mississippi's short-term borrowing limits. Entergy Mississippi has also obtained an order from the FERC authorizing long-term securities issuances. The current long-term authorization extends through June 30, 2009.

Entergy Mississippi's receivables from or (payables to) the money pool were as follows as of December 31 for each of the following years:
2008	2007	2006	2005
(In Thousands)

($66,044)	$20,997	$39,573	($84,066)

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

Formula Rate Plan

In March 2008, Entergy Mississippi made its annual scheduled formula rate plan filing for the 2007 test year with the MPSC.  The filing showed that a $10.1 million increase in annual electric revenues is warranted. In June 2008, Entergy Mississippi reached a settlement with the Mississippi Public Utilities Staff that would result in a $3.8 million rate increase. In January 2009 the MPSC rejected the settlement and left the current rates in effect. Entergy Mississippi appealed the MPSC's decision to the Mississippi Supreme Court.

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

Fuel and Purchased Power Cost Recovery

In July 2008 the MPSC began a proceeding to investigate the fuel procurement practices and fuel adjustment schedules of the Mississippi utility companies, including Entergy Mississippi. A two-day public hearing was held in July 2008, and after a recess during which the MPSC reviewed information, the hearing resumed on August 5, 2008, for additional testimony by an expert witness retained by the MPSC. The MPSC's witness presented testimony regarding a review of the utilities' fuel adjustment clauses. The MPSC stated that the goal of the proceeding is fact-finding so that the MPSC may decide whether to amend the current fuel cost recovery process. In February 2009, the MPSC published a final report of its expert witness, which discussed Entergy Mississippi's fuel procurement activities and made recommendations regarding fuel recovery practices in Mississippi.

In addition, in October 2008 the MPSC issued a subpoena to Entergy Mississippi and Entergy Services requesting documents associated with fuel adjustment clause litigation in Louisiana involving Entergy Louisiana and Entergy New Orleans, and in January 2009 issued an order requiring Entergy Mississippi to provide additional information related to the long-term Evangeline gas contract that had been an issue in the fuel adjustment clause litigation in Louisiana. Entergy Mississippi and Entergy Services filed a response to the MPSC order stating that gas from the Evangeline gas contract had been sold into the Entergy System exchange and had an effect on the costs paid by Entergy Mississippi's customers. The MPSC's investigation is ongoing.

In addition, in January 2009 the MPSC issued an order declining to adopt the Public Utilities Staff's annual fuel audit report. Among other things, the order stated that the MPSC will open a rulemaking to define what constitutes efficient and economical procurement and use of energy; establish guidelines for defining what elements constitute a just and reasonable fuel adjustment clause; and establish guidelines for making the required review of fuel adjustment clauses. In the order, the MPSC also requested that the legislature extend the deadline for certification of this annual fuel audit by one year, while it seeks approval to conduct an independent audit and assessment of Entergy Mississippi's practices for economical purchases and use of fuel and electric energy.

Mississippi Attorney General Complaint

The Mississippi attorney general filed a complaint in state court in December 2008 against Entergy Corporation, Entergy Mississippi, Entergy Services, and Entergy Power alleging, among other things, violations of Mississippi statutes, fraud, and breach of good faith and fair dealing, and requesting an accounting and restitution. The litigation is wide ranging and relates to tariffs and procedures under which Entergy Mississippi purchases power not generated in Mississippi to meet electricity demand. Entergy believes the complaint is unfounded. On December 29, 2008, the defendant Entergy companies filed to remove the attorney general's suit to U.S. District Court (the forum that Entergy believes is appropriate to resolve the types of federal issues raised in the suit), where it is currently pending, and additionally answered the complaint and filed a counter-claim for relief based upon the Mississippi Public Utilities Act and the Federal Power Act. The Mississippi attorney general has filed a pleading seeking to remand the matter to state court.

Power Management Rider

In November 2005, the MPSC approved the purchase of the 480 MW Attala power plant. In December 2005, the MPSC issued an order approving the investment cost recovery through its power management rider and limited the recovery to a period that begins with the closing date of the purchase and ends the earlier of the date costs are incorporated into base rates or December 31, 2006. As a consequence of the events surrounding Entergy Mississippi's ongoing efforts to recover storm restoration costs associated with Hurricane Katrina, in October 2006, the MPSC approved a revision to Entergy Mississippi's power management rider. The revision has the effect of allowing Entergy Mississippi to recover the annual ownership costs of the Attala plant until such time as there has been a resolution of Entergy Mississippi's recovery of its storm restoration costs and a general rate case can be filed.

Federal Regulation

System Agreement Proceedings

See "System Agreement Proceedings" in Entergy Corporation and Subsidiaries' Management's Discussion and Analysis for discussion of the proceeding at the FERC involving the System Agreement and of other related proceedings.

Transmission

See "Independent Coordinator of Transmission" in Entergy Corporation and Subsidiaries' Management's Discussion and Analysis for further discussion.

Interconnection Orders

See "Interconnection Orders" in Entergy Corporation and Subsidiaries' Management's Discussion and Analysis for further discussion.

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

Cost Sensitivity

The following chart reflects the sensitivity of qualified pension cost to changes in certain actuarial assumptions (dollars in thousands):

Actuarial Assumption	Change in Assumption	Impact on 2008 Qualified Pension Cost	Impact on Projected Qualified Benefit Obligation
	Increase/(Decrease)

Discount rate	(0.25%)	$623	$6,463
Rate of return on plan assets	(0.25%)	$479	-
Rate of increase in compensation	0.25%	$295	$1,336

The following chart reflects the sensitivity of postretirement benefit cost to changes in certain actuarial assumptions (dollars in thousands):
Actuarial Assumption	Change in Assumption	Impact on 2008 Postretirement Benefit Cost	Impact on Accumulated Postretirement Benefit Obligation
	Increase/(Decrease)

Health care cost trend	0.25%	$318	$1,694
Discount rate	(0.25%)	$181	$1,903

Each fluctuation above assumes that the other components of the calculation are held constant.

Costs and Funding

Total qualified pension cost for Entergy Mississippi in 2008 was $4.8 million. Entergy anticipates 2009 qualified pension cost to be $3.4 million. Entergy Mississippi contributed $11.7 million to its qualified pension plans in 2008 and anticipates that it will contribute $6.9 million in 2009. Guidance pursuant to the Pension Protection Act of 2006 rules, effective for the 2008 plan year and beyond, continues to evolve, be interpreted through technical corrections bills, and discussed within the industry and congressional lawmakers. Any changes to Pension Protection Act as a result of these discussions and efforts may affect the level of Entergy's pension contributions in the future.

Total postretirement health care and life insurance benefit costs for Entergy Mississippi in 2008 were $5.2 million, including $1.6 million in savings due to the estimated effect of future Medicare Part D subsidies. Entergy Mississippi expects 2009 postretirement health care and life insurance benefit costs to approximate $6.5 million, including $1.6 million in savings due to the estimated effect of future Medicare Part D subsidies. Entergy Mississippi expects to contribute $6.3 million to its other postretirement plans in 2009.

New Accounting Pronouncements

See "New Accounting Pronouncements" section of Entergy Corporation and Subsidiaries Management's Discussion and Analysis for a discussion of new accounting pronouncements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Entergy Mississippi, Inc.:

We have audited the accompanying balance sheets of Entergy Mississippi, Inc. (the "Company") as of December 31, 2008 and 2007, and the related statements of income, of retained earnings, and of cash flows (pages 332 through 336 and applicable items in pages 65 through 187) for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Entergy Mississippi, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2009 expressed an unqualified opinion on the Company's internal control over financial reporting.

DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 27, 2009

ENTERGY MISSISSIPPI, INC.
INCOME STATEMENTS

	For the Years Ended December 31,
	2008	2007	2006
	(In Thousands)

OPERATING REVENUES
Electric	$1,462,182	$1,372,802	$1,450,008

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	456,730	456,346	586,625
Purchased power	468,219	414,763	463,015
Other operation and maintenance	216,554	202,952	206,031
Taxes other than income taxes	63,807	62,516	63,126
Depreciation and amortization	83,297	79,470	75,561
Other regulatory charges (credits) - net	38,385	14,810	(65,714)
TOTAL	1,326,992	1,230,857	1,328,644

OPERATING INCOME	135,190	141,945	121,364

OTHER INCOME
Allowance for equity funds used during construction	2,966	3,900	3,942
Interest and dividend income	1,778	5,572	6,435
Miscellaneous - net	(2,047)	1,011	(2,348)
TOTAL	2,697	10,483	8,029

INTEREST AND OTHER CHARGES
Interest on long-term debt	41,560	41,699	45,555
Other interest - net	5,328	5,321	5,661
Allowance for borrowed funds used during construction	(1,951)	(2,548)	(2,675)
TOTAL	44,937	44,472	48,541

INCOME BEFORE INCOME TAXES	92,950	107,956	80,852

Income taxes	33,240	35,850	28,567

NET INCOME	59,710	72,106	52,285

Preferred dividend requirements and other	2,828	2,768	2,828

EARNINGS APPLICABLE TO
COMMON STOCK	$56,882	$69,338	$49,457

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2008	2007	2006
	(In Thousands)

OPERATING ACTIVITIES
Net income	$59,710	$72,106	$52,285
Adjustments to reconcile net income to net cash flow provided by operating activities:
Other regulatory charges (credits) - net	38,385	14,810	(65,714)
Depreciation and amortization	83,297	79,470	75,561
Deferred income taxes, investment tax credits, and non-current taxes accrued	32,031	(17,123)	63,964
Changes in working capital:
Receivables	(46,490)	898	41,108
Fuel inventory	1,078	(2,721)	(4,558)
Accounts payable	3,950	(13,379)	(32,643)
Taxes accrued	4,858	(9,649)	12,566
Interest accrued	1,919	2,131	(588)
Deferred fuel costs	(81,607)	(18,654)	209,192
Other working capital accounts	43,534	(12,432)	18,241
Provision for estimated losses and reserves	(13,307)	40,228	600
Changes in other regulatory assets	(98,387)	37,381	(27,581)
Changes in pension and other postretirement liabilities	61,277	(7,658)	25,054
Other	(10,332)	3,786	71,658
Net cash flow provided by operating activities	79,916	169,194	439,145

INVESTING ACTIVITIES
Construction expenditures	(156,224)	(156,643)	(152,193)
Payment for purchase of plant	-	-	(88,199)
Allowance for equity funds used during construction	2,966	3,900	3,942
Proceeds from sale of assets	-	2,616	-
Change in money pool receivable - net	20,997	11,974	(39,573)
Changes in other temporary investments - net	-	100,000	(101,501)
Payment to storm reserve escrow account	(944)	(30,748)	-
Net cash flow used in investing activities	(133,205)	(68,901)	(377,524)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	28,873	-	99,167
Retirement of long-term debt	(30,000)	(100,000)	-
Change in money pool payable - net	66,044	-	(84,066)
Dividends paid:
Common stock	(48,300)	(30,300)	(5,000)
Preferred stock	(2,828)	(2,828)	(2,828)
Net cash flow provided by (used in) financing activities	13,789	(133,128)	7,273

Net increase (decrease) in cash and cash equivalents	(39,500)	(32,835)	68,894

Cash and cash equivalents at beginning of period	40,582	73,417	4,523

Cash and cash equivalents at end of period	$1,082	$40,582	$73,417

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period for:
Interest - net of amount capitalized	$42,960	$42,479	$49,693
Income taxes	$1,055	$48,914	($49,158)

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
BALANCE SHEETS
ASSETS

	December 31,
	2008	2007
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$1,072	$117
Temporary cash investment - at cost,
which approximates market	10	40,465
Total cash and cash equivalents	1,082	40,582
Accounts receivable:
Customer	76,503	62,052
Allowance for doubtful accounts	(687)	(615)
Associated companies	29,291	23,534
Other	11,675	8,234
Accrued unbilled revenues	35,451	33,535
Total accounts receivable	152,233	126,740
Deferred fuel costs	5,025	-
Accumulated deferred income taxes	19,335	7,686
Fuel inventory - at average cost	9,288	10,366
Materials and supplies - at average cost	31,921	30,167
Prepayments and other	6,290	13,701
TOTAL	225,174	229,242

OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity	5,615	5,531
Non-utility property - at cost (less accumulated depreciation)	5,000	5,140
Storm reserve escrow account	31,692	30,748
Note receivable - Entergy New Orleans	7,610	7,610
TOTAL	49,917	49,029

UTILITY PLANT
Electric	2,951,636	2,829,065
Property under capital lease	7,806	9,116
Construction work in progress	81,959	72,753
TOTAL UTILITY PLANT	3,041,401	2,910,934
Less - accumulated depreciation and amortization	1,058,426	995,902
UTILITY PLANT - NET	1,982,975	1,915,032

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
SFAS 109 regulatory asset - net	23,693	29,868
Other regulatory assets	226,933	141,717
Other	19,451	21,381
TOTAL	270,077	192,966

TOTAL ASSETS	$2,528,143	$2,386,269

See Notes to Financial Statements.

334

ENTERGY MISSISSIPPI, INC.
BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY

	December 31,
	2008	2007
	(In Thousands)

CURRENT LIABILITIES
Accounts payable:
Associated companies	$115,876	$46,424
Other	39,623	36,104
Customer deposits	58,517	55,719
Taxes accrued	40,896	36,038
Interest accrued	17,113	15,194
Deferred fuel costs	-	76,582
System agreement cost equalization	23,000	-
Gas hedge contracts	15,610	2,273
Other	5,373	6,632
TOTAL	316,008	274,966

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	571,193	535,469
Accumulated deferred investment tax credits	8,605	9,748
Obligations under capital lease	6,418	7,806
Other regulatory liabilities	22,331	-
Asset retirement cost liabilities	4,784	4,505
Accumulated provisions	36,957	50,264
Pension and other postretirement liabilities	118,223	56,946
Long-term debt	695,330	695,266
Other	32,656	44,243
TOTAL	1,496,497	1,404,247

Commitments and Contingencies

SHAREHOLDERS' EQUITY
Preferred stock without sinking fund	50,381	50,381
Common stock, no par value, authorized 15,000,000
shares; issued and outstanding 8,666,357 shares in 2008 and 2007	199,326	199,326
Capital stock expense and other	(690)	(690)
Retained earnings	466,621	458,039
TOTAL	715,638	707,056

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,528,143	$2,386,269

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
STATEMENTS OF RETAINED EARNINGS

	For the Years Ended December 31,
	2008	2007	2006
	(In Thousands)

Retained Earnings, January 1	$458,039	$419,001	$374,544

Add:
Net income	59,710	72,106	52,285

Deduct:
Preferred dividend requirements and other	2,828	2,768	2,828
Dividends declared on common stock	48,300	30,300	5,000
Total	51,128	33,068	7,828

Retained Earnings, December 31	$466,621	$458,039	$419,001

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON

	2008	2007	2006	2005	2004
	(In Thousands)

Operating revenues	$1,462,182	$1,372,802	$1,450,008	$1,306,543	$1,213,629
Net Income	$59,710	$72,106	$52,285	$62,103	$73,497
Total assets	$2,528,143	$2,386,269	$2,440,891	$2,311,043	$2,036,186
Long-term obligations (1)	$701,748	$703,072	$795,187	$695,157	$695,125

(1) Includes long-term debt (excluding currently maturing debt) and noncurrent capital lease obligations.

	2008	2007	2006	2005	2004
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$556	$500	$568	$503	$467
Commercial	482	428	484	421	397
Industrial	199	185	236	209	204
Governmental	44	40	45	41	38
Total retail	1,281	1,153	1,333	1,174	1,106
Sales for resale:
Associated companies	93	139	43	62	39
Non-associated companies	36	33	37	37	30
Other	52	48	37	34	39
Total	$1,462	$1,373	$1,450	$1,307	$1,214
Billed Electric Energy Sales (GWh):
Residential	5,354	5,474	5,387	5,333	5,085
Commercial	4,841	4,872	4,746	4,630	4,518
Industrial	2,565	2,771	2,927	2,967	2,977
Governmental	411	421	417	411	398
Total retail	13,171	13,538	13,477	13,341	12,978
Sales for resale:
Associated companies	534	1,025	469	516	305
Non-associated companies	401	468	431	420	393
Total	14,106	15,031	14,377	14,277	13,676

ENTERGY NEW ORLEANS, INC.

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Hurricane Gustav

In September 2008, Hurricane Gustav caused severe damage to Entergy New Orleans' service territory. The storm resulted in widespread power outages, significant damage to distribution and transmission infrastructure, and the loss of sales during the power outages. Total restoration costs for the repair or replacement of Entergy New Orleans' electric facilities damaged by Hurricane Gustav are estimated to be approximately $30 million. Entergy New Orleans is considering all reasonable avenues to recover storm-related costs, including, but not limited to, accessing funded storm reserves; federal and local cost recovery mechanisms, including requests for Community Development Block Grant funding; securitization; and insurance, to the extent deductibles are met. On October 9, 2008, Entergy New Orleans drew all of its $10 million funded storm reserve. Entergy is currently evaluating the amount of the losses covered by insurance for Entergy and each of the affected Utility operating companies. Because most of the Hurricane Gustav damage was to distribution and transmission facilities that are generally not covered by property insurance, Entergy does not expect to meet its deductibles for that storm.

Entergy New Orleans has recorded the estimated costs incurred, including payments already made, that were necessary to return customers to service. Entergy New Orleans has recorded approximately $18 million as regulatory assets and approximately $14 million in construction expenditures (this includes a small amount for Hurricane Ike damage). Entergy New Orleans recorded the regulatory assets in accordance with its accounting policies and based on the historic treatment of such costs in its service territory, because management believes that recovery through some form of regulatory mechanism is probable. Because Entergy New Orleans has not gone through the regulatory process regarding these storm costs, however, there is an element of risk, and Entergy New Orleans is unable to predict with certainty the degree of success it may have in its recovery initiatives, the amount of restoration costs that it may ultimately recover, or the timing of such recovery.

Results of Operations

Net Income

2008 Compared to 2007

Net income increased $10.4 million primarily due to higher net revenue, lower other operation and maintenance expenses, partially offset by lower other income and higher taxes other than income taxes.

2007 Compared to 2006

Net income increased $19.2 million primarily due to higher net revenue, higher other income, and lower reorganization item expenses, partially offset by higher other operation and maintenance expenses, higher taxes other than income taxes, and higher interest and other charges.

Net Revenue

2008 Compared to 2007

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges. Following is an analysis of the change in net revenue comparing 2008 to 2007.
Amount
(In Millions)

2007 net revenue	$231.0
Volume/weather	15.5
Net gas revenue	6.6
Rider revenue	3.9
Base revenue	(11.3)
Other	7.0
2008 net revenue	$252.7

The volume/weather variance is due to an increase in electricity usage in the service territory in 2008 compared to the same period in 2007. Entergy New Orleans estimates that approximately 141,000 electric customers and 93,000 gas customers have returned since Hurricane Katrina and are taking service as of December 31, 2008, compared to approximately 132,000 electric customers and 86,000 gas customers as of December 31, 2007. Billed retail electricity usage increased a total of 184 GWh compared to the same period in 2007, an increase of 4%.

The net gas revenue variance is primarily due to an increase in base rates in March and November 2007. Refer to Note 2 to the financial statements for a discussion of the base rate increase.

The rider revenue variance is due primarily to higher total revenue and a storm reserve rider effective March 2007 as a result of the City Council's approval of a settlement agreement in October 2006. The approved storm reserve has been set to collect $75 million over a ten-year period through the rider and the funds will be held in a restricted escrow account. The settlement agreement is discussed in Note 2 to the financial statements.

The base revenue variance is primarily due to a base rate recovery credit, effective January 2008. The base rate credit is discussed in Note 2 to the financial statements.

Gross operating revenues and fuel and purchased power expenses

Gross operating revenues increased primarily due to:

  an increase of $58.9 million in gross wholesale revenue due to increased sales to affiliated customers and an increase in the average price of energy available for resale sales;
  an increase of $47.7 million in electric fuel cost recovery revenues due to higher fuel rates and increased electricity usage; and
  an increase of $22 million in gross gas revenues due to higher fuel recovery revenues and increases in gas base rates in March 2007 and November 2007.

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

The rider revenue variance is due primarily to a storm reserve rider effective March 2007 as a result of the City Council's approval of a settlement agreement in October 2006. The approved storm reserve has been set to collect $75 million over a ten-year period through the rider and the funds will be held in a restricted escrow account. The settlement agreement is discussed in Note 2 to the financial statements.

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

2008 Compared to 2007

Other operation and maintenance expenses decreased primarily due to:

  a provision for storm-related bad debts of $11 million recorded in 2007;
  a decrease of $6.2 million in legal and professional fees;
  a decrease of $3.4 million in employee benefit expenses; and
  a decrease of $1.9 million in gas operations spending due to higher labor and material costs for reliability work in 2007.

The decrease was partially offset by:

  an increase of $3 million due to the accrual of Energy Efficiency and Economic Development Funds;
  an increase of $3 million in outside regulatory consultant fees; and
  an increase of $2.7 million in loss reserves primarily due to the implementation of the storm reserve rider in March 2007. The storm reserve rider is discussed above under "Net Revenue."

Taxes other than income taxes increased primarily due to higher franchise taxes in 2008 as a result of higher revenues.

Other income decreased due to a reduction in the allowance for equity funds used during construction related to a decrease in storm-related construction and lower carrying costs due to the reduction of the Hurricane Katrina storm costs regulatory asset.

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

Income Taxes

The effective income tax rates for 2008, 2007, and 2006 were 39.7%, 35.5%, and 48.6%, respectively. See Note 3 to the financial statements for a reconciliation of the federal statutory rate of 35% to the effective income tax rate.

Hurricane Katrina

In August 2005, Hurricane Katrina caused catastrophic damage to Entergy New Orleans' service territory, including the effect of extensive flooding that resulted from levee breaks in and around the New Orleans area. The storms and flooding resulted in power outages; significant damage to electric distribution, transmission, and generation and gas infrastructure; and the loss of sales and customers due to mandatory evacuations and the destruction of homes and businesses. Entergy pursued a broad range of initiatives to recover storm restoration and business continuity costs. Initiatives included obtaining reimbursement of certain costs covered by insurance, obtaining assistance through federal legislation for damage caused by Hurricanes Katrina and Rita, and pursuing recovery through existing or new rate mechanisms regulated by the FERC and the City Council.

Community Development Block Grant (CDBG)

In December 2005, the U.S. Congress passed the Katrina Relief Bill, a hurricane aid package that included CDBG funding (for the states affected by Hurricanes Katrina, Rita, and Wilma) that allowed state and local leaders to fund individual recovery priorities. In March 2007, the City Council certified that Entergy New Orleans incurred $205 million in storm-related costs through December 2006 that are eligible for CDBG funding under the state action plan, and certified Entergy New Orleans' estimated costs of $465 million for its gas system rebuild (which is discussed below). In April 2007, Entergy New Orleans executed an agreement with the Louisiana Office of Community Development (OCD) under which $200 million of CDBG funds will be made available to Entergy New Orleans. Entergy New Orleans has received $180.8 million of the funds as of December 31, 2008. Entergy New Orleans has submitted additional costs and awaits reimbursement in accordance with the contract covering disbursement of the funds.

Insurance Claims

See Note 8 to the financial statements for a discussion of Entergy's conventional property insurance program. Entergy has received a total of $277 million as of December 31, 2008 on its Hurricane Katrina and Hurricane Rita insurance claims, including the settlements of its Hurricane Katrina claims with each of its two excess insurers. Of the $277 million received, $186 million has been allocated to Entergy New Orleans. Entergy currently expects to receive payment for any remaining insurance recovery related to Hurricane Katrina and Hurricane Rita in 2009.

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

  Entergy New Orleans paid in full, in cash, the allowed third-party prepetition accounts payable (approximately $29 million, including interest). Entergy New Orleans paid interest from September 23, 2005 at the Louisiana judicial rate of interest for 2005 (6%) and 2006 (8%), and at the Louisiana judicial rate of interest (9.5%) plus 1% for 2007 through the date of payment.

  Entergy New Orleans issued notes due in three years in satisfaction of its affiliate prepetition accounts payable (approximately $74 million, including interest), including its indebtedness to the Entergy System money pool. Entergy New Orleans included in the principal amount of the notes accrued interest from September 23, 2005 at the Louisiana judicial rate of interest for 2005 (6%) and 2006 (8%), and at the Louisiana judicial rate of interest plus 1% for 2007 through the date of issuance of the notes. Entergy New Orleans will pay interest on the notes from their date of issuance at the Louisiana judicial rate of interest plus 1%. The Louisiana judicial rate of interest is 9.5% for 2007, 8.5% for 2008, and 5.5% for 2009.
  Entergy New Orleans repaid in full, in cash, the outstanding borrowings under the debtor-in-possession credit agreement between Entergy New Orleans and Entergy Corporation (approximately $67 million).
  Entergy New Orleans' first mortgage bonds remain outstanding with their stated maturity dates and interest terms. Pursuant to an agreement with its first mortgage bondholders, Entergy New Orleans paid the first mortgage bondholders an amount equal to the one year of interest from the bankruptcy petition date that the bondholders had waived previously in the bankruptcy proceeding (approximately $12 million).
  Entergy New Orleans' preferred stock will remain outstanding on its stated dividend terms, and Entergy New Orleans paid its unpaid preferred dividends in arrears (approximately $1 million).
  Litigation claims were generally unaltered, and will generally proceed as if Entergy New Orleans had not filed for bankruptcy protection, with exceptions for certain claims.

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

Cash Flow

Cash flows for the years ended December 31, 2008, 2007, and 2006 were as follows:

	2008	2007	2006

Cash and cash equivalents at beginning of period	$92,010	$17,093	$48,056

Cash flow provided by (used in):
Operating activities	87,128	207,394	95,430
Investing activities	(9,777)	(78,441)	(73,050)
Financing activities	(31,917)	(54,036)	(53,343)
Net increase (decrease) in cash and cash equivalents	45,434	74,917	(30,963)

Cash and cash equivalents at end of period	$137,444	$92,010	$17,093

Operating Activities

Net cash provided by operating activities decreased $120.3 million in 2008 primarily due to the receipt of $180.8 million of CBDG funds in 2007. This decrease was partially offset by a decrease of $43.6 million in pension contributions and the timing of payments to vendors.

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

Investing Activities

Net cash used in investing activities decreased $68.7 million in 2008 primarily due to an increase in Hurricane Katrina insurance proceeds in 2008 as compared to 2007 and money pool activity, partially offset by proceeds of $10 million related to the sale of a power plant in 2007.

Increases in Entergy New Orleans' receivable from the money pool are a use of cash flow, and Entergy New Orleans' receivable from the money pool increased by $12.4 million in 2008. The money pool is an inter-company borrowing arrangement designed to reduce Entergy's subsidiaries' need for external short-term borrowings.

Net cash used in investing activities increased $5.4 million in 2007 primarily due to money pool activity and additional capital expenditures, partially offset by the receipt in the second quarter 2007 of insurance proceeds related to Hurricane Katrina and proceeds of $10 million received related to the sale in the first quarter 2007 of a power plant that had been out of service since 1984.

Financing Activities

Net cash used in financing activities decreased $22.1 million primarily due to the repayment of Entergy New Orleans' borrowings under the debtor-in-possession credit facility in 2007, partially offset by the redemption, at maturity, of $30 million of 3.875% Series First Mortgage Bonds in August 2008.

Net cash used in financing activities increased slightly by $0.7 million in 2007. In 2007, Entergy New Orleans repaid, in full, its borrowings under the debtor-in-possession credit facility. In 2006, Entergy New Orleans had net payments on borrowings under the debtor-in-possession credit facility of $38.1 million and the repayment by setoff in 2006 of its $15 million bank credit facility.

See Note 5 to the financial statements for details on long-term debt.

Capital Structure

Entergy New Orleans' capitalization is shown in the following table. The decrease in the debt to capital ratio is primarily due to a decrease in debt outstanding and an increase in shareholders' equity resulting from net income in 2008.

	December 31, 2008	December 31, 2007

Net debt to net capital	37.0%	52.0%
Effect of subtracting cash from debt	17.1%	8.9%
Debt to capital	54.1%	60.9%

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

Following are the amounts of Entergy New Orleans' planned construction and other capital investments and existing debt and lease obligations (includes estimated interest payments):

	2009	2010-2011	2012-2013	After 2013	Total
	(In Millions)
Planned construction and
capital investment (1)	$34	$62	N/A	N/A	$96
Long-term debt	$11	$50	$87	$161	$309
Operating leases	$2	$2	$2	$3	$9
Purchase obligations (2)	$166	$300	$247	$1,099	$1,812

(1)

Includes approximately $30 million annually for maintenance capital, which is planned spending on routine capital projects that are necessary to support reliability of service, equipment or systems and to support normal customer growth.

(2)

Purchase obligations represent the minimum purchase obligation or cancellation charge for contractual obligations to purchase goods or services. For Entergy New Orleans, almost all of the total consists of unconditional fuel and purchased power obligations, including its obligations under the Unit Power Sales Agreement, which is discussed in Note 8 to the financial statements.

In addition to the contractual obligations given above, Entergy New Orleans expects to make payments of approximately $113 million for the years 2009-2011 related to Hurricane Katrina and Hurricane Gustav restoration work and its gas rebuild project, of which $32 million is expected to be incurred in 2009. Also, Entergy New Orleans expects to contribute $1.7 million to its pension plan and $5.9 million to its other postretirement plans in 2009. Guidance pursuant to the Pension Protection Act of 2006 rules, effective for the 2008 plan year and beyond, may affect the level of Entergy New Orleans' pension contributions in the future. Also in addition to the contractual obligations, Entergy New Orleans has $26.1 million of unrecognized tax benefits and interest for which the timing of payments beyond 12 months cannot be reasonably estimated due to uncertainties in the timing of effective settlement of tax positions. See Note 3 to the financial statements for additional information regarding unrecognized tax benefits.

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

  internally generated funds;
  cash on hand; and
  debt and preferred stock issuances.

Entergy New Orleans' receivables from or (payables to) the money pool were as follows as of December 31 for each of the following years:
2008	2007	2006	2005
(In Thousands)

$60,093	$47,705	($37,166)	($37,166)

See Note 4 to the financial statements for a description of the money pool. As discussed above in "Bankruptcy Proceedings", Entergy New Orleans issued notes due in three years in satisfaction of its affiliate prepetition accounts payable, including its indebtedness to the Entergy System money pool of $37.2 million.

Entergy New Orleans has obtained short-term borrowing authorization from the FERC under which it may borrow through March 2010, up to the aggregate amount, at any one time outstanding, of $100 million. See Note 4 to the financial statements for further discussion of Entergy New Orleans' short-term borrowing limits. The long-term securities issuances of Entergy New Orleans are limited to amounts authorized by the City Council, and the current authorization extends through August 2010.

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

In October 2006, the City Council approved a settlement agreement that resolved Entergy New Orleans' rate and storm-related rider filings by providing for phased-in rate increases, while taking into account with respect to storm restoration costs the anticipated receipt of CDBG funding as recommended by the Louisiana Recovery Authority. The settlement provided for a 0% increase in electric base rates through December 2007, with a $3.9 million increase implemented in January 2008. Recovery of all Grand Gulf costs through the fuel adjustment clause was continued. Gas base rates increased by $4.75 million in November 2006 and increased by additional $1.5 million in March 2007 and an additional $4.75 million in November 2007. The settlement called for Entergy New Orleans to file a base rate case by July 31, 2008, which it has done as discussed below. The settlement agreement discontinued the formula rate plan and the generation performance-based plan but permits Entergy New Orleans to file an application to seek authority to implement formula rate plan mechanisms no sooner than six months following the effective date of the implementation of the base rates resulting from the July 31, 2008 base rate case. Any storm costs in excess of CDBG funding and insurance proceeds will be addressed in that base rate case. The settlement also authorized a $75 million storm reserve for damage from future storms, which will be created over a ten-year period through a storm reserve rider beginning in March 2007. These storm reserve funds will be held in a restricted escrow account.

In January 2008, Entergy New Orleans voluntarily implemented a 6.15% base rate credit (the recovery credit) for electric customers, which returned approximately $11.3 million to electric customers in 2008. Entergy New Orleans was able to implement this credit because during 2007 the recovery of New Orleans after Hurricane Katrina was occurring faster than expected in 2006 projections. In addition, Entergy New Orleans committed to set aside $2.5 million for an energy efficiency program focused on community education and outreach and weatherization of homes.

On July 31, 2008, Entergy New Orleans filed an electric and gas base rate case with the City Council. The filing requests an 11.75% return on common equity. On November 13, 2008, Entergy New Orleans amended its rate filing to incorporate storm reserve treatment inadvertently omitted from the pro forma test year. The amended filing calls for an $18.2 million electric rate reduction, which includes keeping the recovery credit in effect, as well as realigning recovery of approximately $12.3 million of capacity costs from the fuel adjustment clause to electric base rates. The amended filing also calls for an $8.4 million increase in gas base rates to fund ongoing operations. This request is unrelated to the ongoing rebuild of Entergy New Orleans' natural gas system. On January 16, 2009, the City Council Advisors filed rebuttal testimony calling for rate reductions of approximately $31 million for electric operations and $4.8 million for gas operations. The procedural schedule calls for a hearing on the filing to commence in April 2009 with a decision by the City Council on or before May 15, 2009.

In addition to rate proceedings, Entergy New Orleans' fuel costs recovered from customers are subject to regulatory scrutiny.

Federal Regulation

System Agreement Proceedings

See "System Agreement Proceedings" in Entergy Corporation and Subsidiaries' Management's Discussion and Analysis for discussion of the proceeding at the FERC involving the System Agreement and of other related proceedings.

Transmission

See "Independent Coordinator of Transmission" in Entergy Corporation and Subsidiaries' Management's Discussion and Analysis for further discussion.

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

Cost Sensitivity

The following chart reflects the sensitivity of qualified pension cost to changes in certain actuarial assumptions (dollars in thousands):

Actuarial Assumption	Change in Assumption	Impact on 2008 Qualified Pension Cost	Impact on Projected Qualified Benefit Obligation
	Increase/(Decrease)

Discount rate	(0.25%)	$267	$2,878
Rate of return on plan assets	(0.25%)	$216	-
Rate of increase in compensation	0.25%	$127	$647

The following chart reflects the sensitivity of postretirement benefit cost to changes in certain actuarial assumptions (dollars in thousands):

Actuarial Assumption	Change in Assumption	Impact on 2008 Postretirement Benefit Cost	Impact on Accumulated Postretirement Benefit Obligation
	Increase/(Decrease)

Health care cost trend	0.25%	$215	$1,167
Discount rate	(0.25%)	$104	$1,401

Each fluctuation above assumes that the other components of the calculation are held constant.

Costs and Funding

Total qualified pension cost for Entergy New Orleans in 2008 was $1.6 million. Entergy New Orleans anticipates 2009 qualified pension cost to be $1.7 million. There was no required qualified pension plan funding anticipated for Entergy New Orleans in 2008. Entergy New Orleans anticipates a $1.7 million pension contribution in 2009. Guidance pursuant to the Pension Protection Act of 2006 rules, effective for the 2008 plan year and beyond, continues to evolve, be interpreted through technical corrections bills, and discussed within the industry and congressional lawmakers. Any changes to Pension Protection Act as a result of these discussions and efforts may affect the level of Entergy's pension contributions in the future.

Total postretirement health care and life insurance benefit costs for Entergy New Orleans in 2008 were $5 million, including $1.1 million in savings due to the estimated effect of future Medicare Part D subsidies. Entergy New Orleans expects 2009 postretirement health care and life insurance benefit costs to approximate $5.9 million, including $1 million in savings due to the estimated effect of future Medicare Part D subsidies. Entergy New Orleans expects to contribute $5.9 million to its other postretirement plans in 2009.

New Accounting Pronouncements

See "New Accounting Pronouncements" section of Entergy Corporation and Subsidiaries Management's Discussion and Analysis for discussion of new accounting pronouncements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Entergy New Orleans, Inc.:

We have audited the accompanying balance sheets of Entergy New Orleans, Inc. (the "Company") as of December 31, 2008 and 2007, and the related statements of income, of retained earnings, and of cash flows (pages 351 through 356 and applicable items in pages 65 through 187) for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Entergy New Orleans, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2009 expressed an unqualified opinion on the Company's internal control over financial reporting.

DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 27, 2009

ENTERGY NEW ORLEANS, INC.
INCOME STATEMENTS

	For the Years Ended December 31,
	2008	2007	2006
	(In Thousands)

OPERATING REVENUES
Electric	$672,940	$557,458	$471,066
Natural gas	141,443	119,469	100,088
TOTAL	814,383	676,927	571,154

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	330,472	243,470	157,535
Purchased power	227,065	198,329	217,212
Other operation and maintenance	108,576	114,254	78,856
Taxes other than income taxes	41,641	38,439	34,953
Depreciation and amortization	32,756	32,287	31,634
Reorganization items	-	-	26,455
Other regulatory charges - net	4,114	4,127	4,160
TOTAL	744,624	630,906	550,805

OPERATING INCOME	69,759	46,021	20,349

OTHER INCOME
Allowance for equity funds used during construction	602	1,736	3,078
Interest and dividend income	9,664	11,583	4,363
Miscellaneous - net	(1,432)	(1,057)	(543)
TOTAL	8,834	12,262	6,898

INTEREST AND OTHER CHARGES
Interest on long-term debt	12,465	12,978	4,069
Other interest - net	8,517	8,519	15,260
Allowance for borrowed funds used during construction	(388)	(1,302)	(2,477)
TOTAL	20,594	20,195	16,852

INCOME BEFORE INCOME TAXES	57,999	38,088	10,395

Income taxes	23,052	13,506	5,051

NET INCOME	34,947	24,582	5,344

Preferred dividend requirements and other	965	1,126	1,286

EARNINGS APPLICABLE TO
COMMON STOCK	$33,982	$23,456	$4,058

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY NEW ORLEANS, INC.
STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2008	2007	2006
	(In Thousands)
OPERATING ACTIVITIES
Net income	$34,947	$24,582	$5,344
Adjustments to reconcile net income to net cash flow provided by (used in) operating activities:
Other regulatory charges - net	4,114	4,127	4,160
Depreciation and amortization	32,756	32,288	31,634
Deferred income taxes, investment tax credits, and non-current taxes accrued	3,420	30,642	54,395
Changes in working capital:
Receivables	(7,857)	11,563	6,334
Fuel inventory	(3,698)	541	3,007
Accounts payable	5,157	(26,746)	4,313
Taxes accrued	15,365	2,895	2,086
Interest accrued	(1,287)	(12,787)	15,336
Deferred fuel costs	(4,546)	1,715	11,597
Other working capital accounts	(2,009)	9,473	(1,069)
Provision for estimated losses and reserves	(3,720)	5,944	496
Changes in other regulatory assets	(35,134)	181,061	(78,899)
Changes in pension and other postretirement liabilities	33,838	(44,549)	33,984
Other	15,782	(13,355)	2,712
Net cash flow provided by operating activities	87,128	207,394	95,430

INVESTING ACTIVITIES
Construction expenditures	(103,298)	(93,676)	(76,128)
Allowance for equity funds used during construction	602	1,736	3,078
Insurance proceeds	102,914	56,430	-
Proceeds from the sale of assets	-	10,046	-
Change in money pool receivable - net	(12,389)	(47,705)	-
Changes in other investments - net	2,394	(5,272)	-
Net cash flow used in investing activities	(9,777)	(78,441)	(73,050)

FINANCING ACTIVITIES
Repayment on DIP credit facility	-	(51,934)	(38,066)
Retirement of long-term debt	(30,952)	(208)	-
Changes in short-term borrowings	-	-	(15,000)
Dividends paid:
Preferred stock	(965)	(1,894)	(277)
Net cash flow used in financing activities	(31,917)	(54,036)	(53,343)

Net increase (decrease) in cash and cash equivalents	45,434	74,917	(30,963)

Cash and cash equivalents at beginning of period	92,010	17,093	48,056

Cash and cash equivalents at end of period	$137,444	$92,010	$17,093

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period for:
Interest - net of amount capitalized	$21,557	$24,450	$3,255
Income taxes	$5,821	($3,571)	($57,193)

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC.
BALANCE SHEETS
ASSETS

	December 31,
	2008	2007
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents
Cash	$1,119	$119
Temporary cash investments - at cost
which approximates market	136,325	91,891
Total cash and cash equivalents	137,444	92,010
Accounts receivable:
Customer	53,934	45,478
Allowance for doubtful accounts	(1,112)	(4,639)
Associated companies	70,608	58,952
Other	3,270	9,928
Accrued unbilled revenues	28,107	24,842
Total accounts receivable	154,807	134,561
Deferred fuel costs	21,827	17,281
Fuel inventory - at average cost	8,198	4,500
Materials and supplies - at average cost	9,472	9,007
Prepayments and other	4,483	2,539
TOTAL	336,231	259,898

OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity	3,259	3,259
Non-utility property at cost (less accumulated depreciation)	1,016	1,016
Other property and investments	2,878	5,272
TOTAL	7,153	9,547

UTILITY PLANT
Electric	767,327	745,426
Natural gas	197,231	201,870
Construction work in progress	22,314	14,144
TOTAL UTILITY PLANT	986,872	961,440
Less - accumulated depreciation and amortization	542,499	507,537
UTILITY PLANT - NET	444,373	453,903

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets	208,524	143,726
Other	7,254	9,121
TOTAL	215,778	152,847

TOTAL ASSETS	$1,003,535	$876,195

See Notes to Financial Statements.

354

ENTERGY NEW ORLEANS, INC.
BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY

	December 31,
	2008	2007
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$ -	$30,000
Accounts payable:
Associated companies	24,523	27,138
Other	39,327	23,366
Customer deposits	18,944	17,803
Taxes accrued	20,346	4,981
Accumulated deferred income taxes	7,387	1,754
Interest accrued	3,930	5,217
Other	9,203	9,944
TOTAL CURRENT LIABILITIES	123,660	120,203

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	112,827	114,729
Accumulated deferred investment tax credits	2,471	2,809
SFAS 109 regulatory liability - net	72,046	73,613
Other regulatory liabilities	12,040	9,522
Asset retirement cost liabilities	2,966	2,772
Accumulated provisions	10,609	14,329
Pension and other postretirement liabilities	49,322	15,484
Long-term debt	272,973	273,912
Gas system rebuild insurance proceeds	98,418	36,958
Other	14,997	14,640
TOTAL NON-CURRENT LIABILITIES	648,669	558,768

Commitments and Contingencies

SHAREHOLDERS' EQUITY
Preferred stock without sinking fund	19,780	19,780
Common stock, $4 par value, authorized 10,000,000
shares; issued and outstanding 8,435,900 shares in 2008
and 2007	33,744	33,744
Paid-in capital	36,294	36,294
Retained earnings	141,388	107,406
TOTAL	231,206	197,224

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,003,535	$876,195

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC.
STATEMENTS OF RETAINED EARNINGS

	For the Years Ended December 31,
	2008	2007	2006
	(In Thousands)

Retained Earnings, January 1	$107,406	$83,950	$79,892

Add:
Net income	34,947	24,582	5,344

Deduct:
Dividends declared on preferred stock	965	1,126	1,286

Retained Earnings, December 31	$141,388	$107,406	$83,950

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC.
SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON

	2008	2007	2006	2005	2004
	(In Thousands)

Operating revenues	$814,383	$676,927	$571,154	$673,326	$735,868
Net Income	$34,947	$24,582	$5,344	$1,250	$28,072
Total assets	$1,003,535	$876,195	$921,151	$1,120,121	$662,774
Long-term obligations (1)	$272,973	$273,912	$229,875	$229,859	$199,902

(1) Includes long-term debt (excluding currently maturing debt).

	2008	2007	2006	2005	2004
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$172	$142	$106	$150	$184
Commercial	194	181	165	145	171
Industrial	48	47	45	32	34
Governmental	79	72	59	59	70
Total retail	493	442	375	386	459
Sales for resale:
Associated companies	161	103	46	117	118
Non-associated companies	2	1	45	21	2
Other	17	11	5	12	9
Total	$673	$557	$471	$536	$588
Billed Electric Energy Sales (GWh):
Residential	1,394	1,221	914	1,616	2,139
Commercial	1,774	1,763	1,666	1,798	2,316
Industrial	541	568	547	498	575
Governmental	774	747	632	800	1,025
Total retail	4,483	4,299	3,759	4,712	6,055
Sales for resale:
Associated companies	1,336	995	519	1,705	1,514
Non-associated companies	25	15	779	336	25
Total	5,844	5,309	5,057	6,753	7,594

ENTERGY TEXAS, INC.

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Jurisdictional Separation of Entergy Gulf States, Inc. into Entergy Gulf States Louisiana and Entergy Texas

Effective December 31, 2007, Entergy Gulf States, Inc. completed a jurisdictional separation into two vertically integrated utility companies, one operating under the sole retail jurisdiction of the PUCT, Entergy Texas, and the other operating under the sole retail jurisdiction of the LPSC, Entergy Gulf States Louisiana. Management believes that the jurisdictional separation will better align Entergy Gulf States, Inc.'s Louisiana and Texas operations to serve customers in those states and to operate consistent with state-specific regulatory requirements as the utility regulatory environments in those jurisdictions evolve. The jurisdictional separation provides for regulation of each separated company by a single retail regulator, which should reduce regulatory complexity.

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

Entergy Gulf States Louisiana remains primarily liable for all of the long-term debt issued by Entergy Gulf States, Inc. that was outstanding on December 31, 2007. Under a debt assumption agreement with Entergy Gulf States Louisiana, Entergy Texas assumed its pro rata share of this long-term debt, which was $1.079 billion, or approximately 46%. The pro rata share of the long-term debt assumed by Entergy Texas was determined by first determining the net assets for each company on a book value basis, and then calculating a debt assumption ratio that resulted in the common equity ratios for each company being approximately the same as the Entergy Gulf States, Inc. common equity ratio immediately prior to the jurisdictional separation. Entergy Texas' debt assumption does not discharge Entergy Gulf States Louisiana's liability for the long-term debt. To secure its debt assumption obligations, Entergy Texas granted to Entergy Gulf States Louisiana a first lien on Entergy Texas' assets that were previously subject to the Entergy Gulf States, Inc. mortgage. Entergy Texas has until December 31, 2010 to repay the assumed debt, of which $770 million remained outstanding at December 31, 2008. In addition, Entergy Texas, as the owner of Entergy Gulf States Reconstruction Funding I, LLC ("EGSRF I"), will report the $329.5 million of senior secured transition bonds ("securitization bonds") issued by EGSRF I as long-term debt on its consolidated balance sheet. The securitization bonds are non-recourse to Entergy Texas.

Entergy Texas will purchase from Entergy Gulf States Louisiana pursuant to a life-of-unit PPA a 42.5% share of capacity and energy from the 70% of River Bend subject to retail regulation. Entergy Texas was allocated a share of River Bend's nuclear and environmental liabilities that is identical to the share of the plant's output purchased by Entergy Texas under the PPA. Entergy Gulf States Louisiana will purchase a 57.5% share of capacity and energy from the gas-fired generating plants owned by Entergy Texas, and Entergy Texas will purchase a 42.5% share of capacity and energy from the gas-fired generating plants owned by Entergy Gulf States Louisiana. The PPAs associated with the gas-fired generating plants will terminate when retail open access commences in Entergy Texas' jurisdiction or when the unit(s) is no longer dispatched by the Entergy System. If Entergy Texas implements retail open access, it will terminate its participation in the System Agreement, except for the portion of the System Agreement related to transmission equalization. The dispatch and operation of the generating plants will not change as a result of the jurisdictional separation.

Pursuant to the LPSC order approving the jurisdictional separation plan, Entergy Gulf States Louisiana has made two compliance filings in 2008. On March 31, 2008, Entergy Gulf States Louisiana made its jurisdictional separation plan balance sheet compliance filing with the LPSC. On June 11, 2008, Entergy Gulf States Louisiana made its revenue and expense compliance filing. Although formal approval of the

PUCT was not required for implementation of the jurisdictional separation, Entergy Texas sought input from the PUCT and kept the PUCT informed of the status of the separation.

Because the jurisdictional separation was a transaction involving entities under common control, Entergy Texas recognized the assets and liabilities allocated to it at their carrying amounts in the accounts of Entergy Gulf States, Inc. at the time of the jurisdictional separation. Entergy Texas' financial statements report results of operations for 2007 as though the jurisdictional separation had occurred at the beginning of 2007, and presents its 2007 balance sheet and other financial information as of the beginning of 2007 as though the assets and liabilities had been allocated at that date.  Financial statements and financial information presented for prior periods have also been presented on that basis to furnish comparative information.

Hurricane Ike

In September 2008, Hurricane Ike caused catastrophic damage to Entergy Texas' service territory. The storm resulted in widespread power outages, significant damage to distribution, transmission, and generation infrastructure, and the loss of sales during the power outages. Total restoration costs for the repair and/or replacement of Entergy Texas' electric facilities damaged by Hurricane Ike are estimated to be in the range of $585 million to $605 million, including a small amount for Hurricane Gustav damage. Entergy Texas is considering all reasonable avenues to recover storm-related costs, including, but not limited to, federal and local cost recovery mechanisms, including requests for Community Development Block Grant funding; securitization; and insurance, to the extent deductibles are met. Entergy Texas expects to initiate its storm cost recovery proceedings in the spring of 2009, because new securitization legislation is required for it to securitize its Hurricane Ike restoration costs. The Texas legislative session began in January 2009. Entergy is currently evaluating the amount of the losses covered by insurance for Entergy and each of the affected Utility operating companies. Because most of its Hurricane Gustav damage was to distribution and transmission facilities that are generally not covered by property insurance, Entergy does not expect to meet its deductibles for that storm. Because Hurricane Ike caused more damage by flooding and also caused more damage to generation facilities as compared to Hurricane Gustav, it is more likely that Entergy will meet its deductibles for that storm.

Entergy Texas has recorded the estimated costs incurred, including payments already made, that were necessary to return customers to service. Entergy Texas has recorded approximately $358 million as regulatory assets and approximately $179 million in construction expenditures. Entergy Texas recorded the regulatory assets in accordance with its accounting policies and based on historic treatment of such costs in its service territory, because management believes that recovery through some form of regulatory mechanism is probable. Because Entergy Texas has not gone through the regulatory process regarding these storm costs, however, there is an element of risk, and Entergy Texas is unable to predict with certainty the degree of success it may have in its recovery initiatives, the amount of restoration costs that ultimately recover, or the timing of such recovery.

Results of Operations

Net Income

2008 Compared to 2007

Net income decreased $1 million primarily due to higher depreciation and amortization expenses and lower other income, partially offset by lower interest and other charges and a lower effective income tax rate.

2007 Compared to 2006

Net income increased $4.8 million primarily due to higher net revenue partially offset by lower other income, higher interest and other charges, and a higher effective income tax rate.

Net Revenue

2008 Compared to 2007

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges. Following is an analysis of the change in net revenue comparing 2008 to 2007.
Amount
(In Millions)

2007 net revenue	$442.3
Volume/weather	(4.6)
Reserve equalization	(3.3)
Securitization transition charge	9.1
Fuel recovery	7.5
Other	(10.1)
2008 net revenue	$440.9

The volume/weather variance is primarily due to decreased usage during the unbilled sales period. See "Critical Accounting Estimates" below and Note 1 to the financial statements for further discussion of the accounting for unbilled revenues.

The reserve equalization variance is primarily due to lower reserve equalization revenue related to changes in the Entergy System generation mix compared to the same period in 2007.

The securitization transition charge variance is primarily due to the issuance of securitization bonds. In June 2007, Entergy Gulf States Reconstruction Funding I, a company wholly-owned and consolidated by Entergy Texas, issued securitization bonds and with the proceeds purchased from Entergy Texas the transition property, which is the right to recover from customers through a transition charge amounts sufficient to service the securitization bonds. See Note 5 to the financial statements for additional information regarding the securitization bonds.

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

Gross operating revenues, fuel and purchased power expenses, and other regulatory charges

Gross operating revenues increased $229.3 million primarily due to the following reasons:

  an increase of $157 million in fuel cost recovery revenues due to higher fuel rates and increased usage, partially offset by interim fuel refunds to customers for fuel cost recovery over-collections through November 2007. The refund was distributed over a two-month period beginning February 2008. The interim refund and the PUCT approval is discussed in Note 2 to the financial statements;
  an increase of $37.1 million in affiliated wholesale revenue primarily due to increases in the cost of energy;
  an increase in transition charge amounts collected from customers to service the securitization bonds as discussed above. See Note 5 to the financial statements for additional information regarding the securitization bonds; and
  implementation of an interim surcharge to collect $10.3 million in under-recovered incremental purchased capacity costs incurred through July 2007. The surcharge was collected over a two-month period beginning February 2008. The incremental capacity recovery rider and PUCT approval is discussed in Note 2 to the financial statements.

Fuel and purchased power expenses increased primarily due to an increase in power purchases as a result of the purchased power agreements between Entergy Gulf States Louisiana and Entergy Texas and an increase in the average market prices of purchased power and natural gas, substantially offset by a decrease in deferred fuel expense as a result of decreased recovery from customers of fuel costs.

Other regulatory charges increased primarily due to an increase of $6.9 million in the recovery of bond expenses related to the securitization bonds. The recovery became effective July 2007. See Note 5 to the financial statements for additional information regarding the securitization bonds.

2007 Compared to 2006

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges. Following is an analysis of the change in net revenue comparing 2007 to 2006.

Amount
(In Millions)

2006 net revenue	$403.3
Purchased power capacity	13.1
Securitization transition charge	9.9
Volume/weather	9.7
Transmission revenue	6.1
Base revenue	2.6
Other	(2.4)
2007 net revenue	$442.3

The purchased power capacity variance is due to changes in the purchased power capacity costs included in the calculation in 2007 compared to 2006 used to bill generation costs between Entergy Texas and Entergy Gulf States Louisiana.

The securitization transition charge variance is due to the issuance of securitization bonds. As discussed above, in June 2007, EGSRF I, a company wholly-owned and consolidated by Entergy Texas, issued securitization bonds and with the proceeds purchased from Entergy Texas the transition property, which is the right to recover from customers through a transition charge amounts sufficient to service the securitization bonds. See Note 5 to the financial statements herein for details of the securitization bond issuance.

The volume/weather variance is due to increased electricity usage on billed retail sales, including the effects of more favorable weather in 2007 compared to the same period in 2006. The increase is also due to an increase in usage during the unbilled sales period. Retail electricity usage increased a total of 139 GWh in all sectors. See "Critical Accounting Estimates" below and Note 1 to the financial statements for further discussion of the accounting for unbilled revenues.

The transmission revenue variance is due to an increase in rates effective June 2007 and new transmission customers in late 2006.

The base revenue variance is due to the transition to competition rider that began in March 2006. Refer to Note 2 to the financial statements for further discussion of the rate increase.

Gross operating revenues, fuel and purchased power expenses, and other regulatory charges

Gross operating revenues decreased primarily due to a decrease of $179 million in fuel cost recovery revenues due to lower fuel rates and fuel refunds. The decrease was partially offset by the $39 million increase in net revenue described above and an increase of $44 million in wholesale revenues, including $30 million from the System Agreement cost equalization payments from Entergy Arkansas. The receipt of such payments is being refunded to customers by crediting deferred fuel costs and reducing fuel rates ultimately charged to customers. As a result, the System Agreement cost equalization receipt and refund to customers have no effect on net income.

Fuel and purchased power expenses decreased primarily due to a decrease in deferred fuel expense due to lower fuel rates.

Other regulatory charges increased primarily due to the recovery of $10.4 million of bond expenses related to the bond securitization, as discussed above. The recovery became effective in July 2007. See Note 5 to the financial statements herein for details of the securitization bond issuance.

Other Income Statement Variances

2008 Compared to 2007

Other operation and maintenance expenses decreased primarily due to:

  a decrease of $4.7 million in transmission spending primarily due to lower transmission equalization expenses;
  a decrease of $3.9 million in plant maintenance costs; and
  a decrease of $3.6 million in customer service support costs, including a decrease in customer account write-offs.

The decrease was partially offset by an increase of $7.3 million due to the write-off of certain disallowed costs resulting from the December 2008 rate case settlement agreement filed with the PUCT and an increase of $1.7 in payroll and payroll-related costs. The rate case settlement agreement is discussed in Note 2 to the financial statements.

Depreciation and amortization expenses increased primarily due to an increase in plant in service.

Other income decreased primarily due to the absence of carrying charges on storm restoration costs that were approved by the PUCT in the fourth quarter 2006 and a decrease in interest earned on money pool investments. In June 2007, Entergy Gulf States Reconstruction Funding I, LLC issued securitization bonds and the carrying charges ended. The PUCT approval of carrying charges, the securitization filing and the approval for the recovery of reconstruction costs are discussed in Note 2 to the financial statements. The decrease was partially offset by an increase in taxes collected on advances for transmission projects which is offset in income tax expense.

Interest and other charges decreased primarily due to the absence of interest recorded on advances from independent power producers per a FERC order during the first quarter 2007 and a decrease in first mortgage bonds outstanding under the debt assumption agreement. This decrease was partially offset by an increase in interest charges recorded on the securitization bonds which were issued during the second quarter 2007. See Note 5 to the financial statements for additional information regarding the securitization bonds.

2007 Compared to 2006

Other income decreased primarily due to:

  a credit of $3.3 million recorded during 2006 as a result of Entergy Texas going from a market-based rate authority to a cost-based rate authority for the wholesale business, which resulted in reinstating the application of regulatory accounting principles to that business; and
  a gain of $2 million on the disposition of property in 2006.

Interest and other charges increased primarily due to the increase in long-term debt outstanding as a result of the issuance of securitization bonds during the second quarter 2007 in addition to higher interest on deferred fuel costs. See Note 5 to the financial statements herein for details of the securitization bond issuance.

Income Taxes

The effective income tax rates were 32.7%, 38.1%, and 33.5% for 2008, 2007, and 2006, respectively. See Note 3 to the financial statements for a reconciliation of the federal statutory rate of 35% to the effective income tax rate.

Liquidity and Capital Resources

Cash Flow

Cash flows for the years ended December 31, 2008, 2007, and 2006 were as follows:

	2008	2007	2006
	(In Thousands)

Cash and cash equivalents at beginning of period	$297,082	$77,115	$9,383

Cash flow provided by (used in):
Operating activities	764	175,991	326,659
Investing activities	(116,887)	(234,716)	(166,488)
Financing activities	(178,720)	278,692	(92,439)
Net increase (decrease) in cash and cash equivalents	(294,843)	219,967	67,732

Cash and cash equivalents at end of period	$2,239	$297,082	$77,115

Operating Activities

Net cash flow provided by operating activities decreased $175.2 million in 2008 compared to 2007 primarily due to Hurricane Ike restoration spending, decreased recovery of deferred fuel costs, and an increase of $9.9 million in pension contributions, partially offset by the timing of collections of receivables from customers and payments to vendors. The decreased fuel recovery was primarily caused by the $71 million fuel cost over-recovery refund that is discussed in Note 2 to the financial statements, in addition to the over-recovery of fuel costs for the year ended December 31, 2007 compared to under-recovering for the year ended December 31, 2008. Fuel prices increased and due to the time lag before the fuel recovery rate increases in response, Entergy Texas has under-recovered fuel costs in 2008.

Cash flow from operations decreased $150.7 million in 2007 compared to 2006 primarily due to:

  income tax refunds of $21 million received in 2006, as discussed below, compared to $1.9 million received in 2007;
  the increased collection of deferred fuel costs in 2006, as discussed below, along with a $109.4 million fuel cost over-recovery refund made to customers over a two-month period beginning in July 2007. Entergy Texas' fuel cost recovery mechanisms and proceedings are discussed more thoroughly in Note 2 to the financial statements; and
  the timing of collections of receivables from customers and payments to vendors compared to 2006.

Investing Activities

Net cash used in investing activities decreased $117.8 million in 2008 compared to 2007 primarily due to money pool activity, partially offset by an increase in distribution construction expenditures primarily due to Hurricane Ike.

Decreases in Entergy Texas' receivable from the money pool are a source of cash flow, and Entergy Texas' receivable from the money pool decreased by $154.2 million for 2008 compared to increasing by $56.9 million for 2007. The money pool is an inter-company borrowing arrangement designed to reduce Entergy's subsidiaries need for external short-term borrowings.

Net cash used in investing activities increased $68.2 million in 2007 compared to 2006 primarily due to money pool activity. The increase was partially offset by a decrease of $50.4 million in construction expenditures due to storm-related spending in 2006. Hurricane Rita caused increased construction spending for Entergy Texas in both 2005 and 2006.

Increases in Entergy Texas' receivable from the money pool are a use of cash flow, while a decrease in the receivable is a source of cash flow, and Entergy Texas' receivable from the money pool increased by $56.9 million in 2007 compared to decreasing by $39.3 million in 2006.

Financing Activities

Financing activities used cash of $178.7 million for 2008 compared to providing cash of $278.7 million for 2007 primarily due to:

  the issuance of $329.5 million of securitization bonds in June 2007. See Note 5 to the financial statements for additional information regarding the securitization bonds;
  the retirement of $327.5 million of long-term debt in 2008; and
  $150 million of capital returned to Entergy Corporation in February 2008. After the effects of Hurricane Katrina and Hurricane Rita, Entergy Corporation made a $300 million capital contribution to Entergy Gulf States, Inc. in 2005, which was part of Entergy's financing plan that provided liquidity and capital resources to Entergy and its subsidiaries while storm restoration cost recovery was pursued.

The use of cash was partially offset by:

  borrowing $160 million from Entergy Corporation in December 2008 as discussed below;
  borrowings of $100 million on Entergy Texas' credit facility; and
  money pool activity.

Increases in Entergy Texas' payable to the money pool are a source of cash flow, and Entergy Texas' payable to the money pool increased by $50.8 million for 2008. The money pool is an inter-company borrowing arrangement designed to reduce Entergy's subsidiaries need for external short-term borrowings.

Financing activities provided cash of $278.7 million in 2007 compared to using cash of $92.4 million in 2006 primarily due to the issuance of $329.5 million of securitization bonds in 2007. The securitization bonds were issued as a means of recovering hurricane reconstruction costs. See Note 5 to the financial statements for details of the securitization bond issuance.

See Note 5 to the financial statements for details on long-term debt.

Capital Structure

Entergy Texas' capitalization is balanced between equity and debt, as shown in the following table.

	December 31, 2008	December 31, 2007

Net debt to net capital	59.9%	52.6%
Effect of subtracting cash from debt	0.0%	5.9%
Debt to capital	59.9%	58.5%

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

Uses of Capital

Entergy Texas requires capital resources for:

  construction and other capital investments;
  debt maturities, including payments under the debt assumption agreement with Entergy Gulf States Louisiana;
  working capital purposes, including the financing of fuel and purchased power costs; and
  dividend and interest payments.

Following are the amounts of Entergy Texas' planned construction and other capital investments, existing debt and lease obligations (includes estimated interest payments), and other purchase obligations:

	2009	2010-2011	2012-2013	after 2013	Total
	(In Millions)
Planned construction and
capital investment (1)	$118	$254	N/A	N/A	$372
Long-term debt	$162	$747	$211	$325	$1,445
Operating leases	$5	$9	$7	$3	$24
Purchase obligations (2)	$210	$443	$221	$-	$874

(1)

Includes approximately $92 million annually for maintenance capital, which is planned spending on routine capital projects that are necessary to support reliability of service, equipment or systems and to support normal customer growth.

(2)

Purchase obligations represent the minimum purchase obligation or cancellation charge for contractual obligations to purchase goods or services. For Entergy Texas, it primarily includes unconditional fuel and purchased power obligations.

In addition to the contractual obligations given above, Entergy Texas expects to spend approximately $59 million related to Hurricane Ike restoration work in 2009-2010. Also, Entergy Texas expects to contribute $4.1 million to its pension plans and $7.7 million to other postretirement plans in 2009. Guidance pursuant to the Pension Protection Act of 2006 rules, effective for the 2008 plan year and beyond, may affect the level of Entergy Texas' pension contributions in the future. Also in addition to the contractual obligations, Entergy Texas has $39.2 million of unrecognized tax benefits and interest for which the timing of payments beyond 12 months cannot be reasonably estimated due to uncertainties in the timing of effective settlement of tax positions. See Note 3 to the financial statements for additional information regarding unrecognized tax benefits.

The planned construction and capital investments given above do not include the potentially significant costs associated with the ultimate decision on Entergy Texas' qualified power region proceeding that is discussed in Note 2 to the financial statements.

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

As a wholly-owned subsidiary, Entergy Texas pays dividends to Entergy Corporation from its earnings at a percentage determined monthly. Entergy Texas' long-term debt indentures contain restrictions on the payment of cash dividends or other distributions on its common stock. Currently, all of Entergy Texas' retained earnings are available for distribution.

Sources of Capital

Entergy Texas' sources to meet its capital requirements include:

  internally generated funds;
  cash on hand;
  debt or preferred stock issuances; and
  bank financing under new or existing facilities.

Entergy Texas may refinance or redeem debt prior to maturity, to the extent market conditions and interest and dividend rates are favorable.

All debt and common and preferred stock issuances by Entergy Texas require prior regulatory approval. Preferred stock and debt issuances are also subject to issuance tests set forth in its corporate charter, bond indentures, and other agreements. Entergy Texas has sufficient capacity under these tests to meet its foreseeable capital needs. Entergy Gulf States, Inc. filed with the FERC an application, on behalf of Entergy Texas, for authority to issue up to $200 million of short-term debt, up to $300 million of tax-exempt bonds, and up to $1.3 billion of other long-term securities, including common and preferred or preference stock and long-term debt. On November 8, 2007, the FERC issued orders granting the requested authority for a two-year period ending November 8, 2009.

Entergy Texas' receivables from or (payables to) the money pool were as follows as of December 31 for each of the following years:

2008	2007	2006	2005
(In Thousands)

($50,794)	$154,176	$97,277	$136,545

See Note 4 to the financial statements for a description of the money pool.

Entergy Texas has a credit facility in the amount of $100 million scheduled to expire in August 2012. As of December 31, 2008, $100 million was outstanding on the credit facility. In February 2009, Entergy Texas repaid its credit facility with the proceeds from the bond issuance discussed below.

On June 2, 2008 and December 8, 2008, under the terms of the debt assumption agreement between Entergy Texas and Entergy Gulf States Louisiana that is discussed in Note 5 to the financial statements, Entergy Texas paid at maturity $148.8 million and $160.3 million, respectively, of Entergy Gulf States Louisiana first mortgage bonds, which results in a corresponding decrease in Entergy Texas' debt assumption liability.

In December 2008, Entergy Texas borrowed $160 million from its parent company, Entergy Corporation, under a $300 million revolving credit facility pursuant to an Inter-Company Credit Agreement between Entergy Corporation and Entergy Texas. This borrowing would have matured on December 3, 2013. Entergy Texas used these borrowings, together with other available corporate funds, to pay at maturity the portion of the $350 million Floating Rate series of First Mortgage Bonds due December 2008 that had been assumed by Entergy Texas, and that bond series is no longer outstanding. In January 2009, Entergy Texas repaid its $160 million note payable to Entergy Corporation with the proceeds from the bond issuance discussed below.

In January 2009, Entergy Texas issued $500 million of 7.125% Series Mortgage Bonds due February 2019. Entergy Texas used a portion of the proceeds to repay its $160 million note payable to Entergy Corporation, to repay the $100 million outstanding on its credit facility, and to repay short-term borrowings under the Entergy System money pool. Entergy Texas intends to use the remaining proceeds to repay on or prior to maturity approximately $70 million of obligations that had been assumed by Entergy Texas under the debt assumption agreement with Entergy Gulf States Louisiana and for other general corporate purposes.

Hurricane Rita

In September 2005, Hurricane Rita hit Entergy Texas' service territory. The storm resulted in power outages; significant damage to electric distribution, transmission, and generation infrastructure; and the temporary loss of sales and customers due to mandatory evacuations. Entergy Texas is pursuing a range of initiatives to recover storm restoration and business continuity costs and incremental losses. Initiatives include obtaining reimbursement of certain costs covered by insurance and pursuing recovery through existing or new rate mechanisms regulated by the FERC and local regulatory bodies, in combination with securitization.

Insurance Claims

See Note 8 to the financial statements for a discussion of Entergy's conventional property insurance program. Entergy has received a total of $277 million as of December 31, 2008 on its Hurricane Katrina and Hurricane Rita insurance claims, including the settlements of its Hurricane Katrina claims with each of its two excess insurers. Of the $277 million received, $24 million has been allocated to Entergy Texas. Entergy currently expects to receive payment for any remaining insurance recovery related to Hurricane Katrina and Hurricane Rita in 2009.

Storm Costs Recovery Filings with Retail Regulators

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

In April 2007, the PUCT issued its financing order authorizing the issuance of securitization bonds to recover the $353 million of hurricane reconstruction costs and up to $6 million of transaction costs, offset by $32 million of related deferred income tax benefits. In June 2007, EGSRF I, a company wholly-owned and consolidated by Entergy Texas, issued $329.5 million of senior secured transition bonds (securitization bonds). With the proceeds, EGSRF I purchased from Entergy Texas the transition property, which is the right to recover from customers through a transition charge amounts sufficient to service the securitization bonds. Entergy Texas began cost recovery through the transition charge in July 2007, and the transition charge is expected to remain in place over a 15-year period. Entergy Texas will use the proceeds to refinance or retire debt and to reduce equity. In February 2008, Entergy Texas returned $150 million of capital to Entergy Corporation. See Note 5 to the financial statements for additional information regarding the securitization bonds.

Transition to Retail Competition in Texas

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

  Entergy Texas could not file a general base rate case before June 30, 2007, with rates to be effective no earlier than June 30, 2008, but could seek before then the recovery of certain incremental purchased power capacity costs, adjusted for load growth, not in excess of five percent of its annual base rate revenues (as discussed below, in December 2005 Entergy Texas implemented a PUCT-approved annual incremental purchased capacity recovery rider); and
  Entergy Texas may recover over a period not to exceed 15 years reasonable and necessary transition to competition costs incurred before the effective date of the legislation and not previously recovered, with appropriate carrying charges (as discussed below, in March 2006, Entergy Texas implemented PUCT-approved rates for recovery of its transition to competition costs).

Entergy Texas made the January 2006 filing regarding the identification of power region(s) required by the 2005 legislation and, based on the statutory requirements for the certification of a qualified power region (QPR), previous PUCT rulings, and Entergy Texas' geographical location, Entergy Texas identified three potential power regions:

  Electric Reliability Council of Texas (ERCOT) as the power region and Independent Organization (IO);
  Southwest Power Pool (SPP) as the power region and IO; and
  the Entergy market as the power region and the Independent Coordinator of Transmission (ICT) as the IO.

Based on previous rulings of the PUCT, and absent reconsideration of those rulings, Entergy Texas indicated that the third alternative, an ICT operating in Entergy's market area, is not likely to be a viable QPR alternative at this time. Accordingly, while noting this alternative, Entergy Texas' January 2006 filing focused on the first two alternatives, which were expected to meet the statutory requirements for certification so long as certain key implementation issues could be resolved. Entergy Texas' filing enumerated and discussed the corresponding steps and included a high-level schedule associated with certifying either of these two power regions.

In the January 2006 filing, Entergy Texas did not make a recommendation between ERCOT and the SPP as a power region. Rather, the filing discussed the major issues that must be resolved for either of those alternatives to be implemented. In the case of ERCOT, the major issue was the cost and time related to the construction of facilities to interconnect Entergy Texas' operations with ERCOT, while addressing the interest of Entergy Texas' retail customers and certain wholesale customers in access to generation outside of Texas. With respect to the SPP, the major issue was the development of protocols that would ultimately be necessary to implement retail open access. Entergy Texas recommended that the PUCT open a project for the purpose of involving stakeholders in the selection of the single power region that Entergy Texas should request for certification. In August 2006, the PUCT staff recommended that Entergy Texas be required to provide additional information on both the ERCOT option and the SPP option. The PUCT accepted the PUCT staff's recommendation and stated the need for a "robust record" to make a decision on the applicable power region.

As required by the June 2005 legislation, Entergy Texas filed its proposed transition to competition plan in December 2006. The plan provided that to achieve full customer choice, Entergy Texas should join ERCOT because ERCOT already has all of the prerequisites for retail choice. Pursuant to PUCT order, in June 2007 Entergy Texas filed a restatement of the plan, in which Entergy Texas requested that the PUCT approve a "Financial Stability Provision" that was designed to ensure that Entergy Texas' proposed integration with ERCOT will not, during the necessary construction period, cause deterioration of its credit quality and financial strength. The June 2007 filing also proposed a rule making process to implement the Financial Stability Provision and to consider the construction and ownership of necessary ERCOT integration facilities by third parties. The filing also eliminated from the plan certain provisions whereby Entergy Texas had the ability in its sole discretion to cease pursuit of the plan. Under Entergy Texas' plan as of the summer 2007, retail open access could commence as early as 2013, although that is unlikely given the PUCT's decision described below. Entergy Texas' plan included an estimate that direct construction costs for facilities to interconnect Entergy Texas' operations with ERCOT could be approximately $1 billion. PUCT hearings on Entergy Texas' plan were completed in July 2007. In October 2007, the PUCT abated the proceeding to allow the SPP to develop additional information about the costs and benefits of Entergy Texas joining the SPP similar to information presented regarding Entergy Texas joining ERCOT. In a November 2007 order clarifying its order that abated the docket, the PUCT approved the SPP's work plan and ordered Entergy Texas to provide an updated analysis of the costs and benefits of remaining in the SERC Reliability Corporation. In May 2008, the PUCT also issued an order that required ERCOT to update its 2006 study regarding the cost to integrate Entergy Texas into ERCOT.

In December 2008, Entergy Texas, ERCOT and SPP filed their updated studies with the PUCT and, at the PUCT's January 14, 2009, Open Meeting, briefed the PUCT on these studies. The PUCT then directed Entergy Texas to file, on February 27, 2009, an updated transition to competition plan. The purpose of this updated plan would be to take into account the studies filed in December 2008 and thereby update the Entergy Texas transition to competition plan. On February 26, 2009, however, ERCOT filed a letter with the PUCT stating that it had discovered errors in its December 2008 study and, therefore, it would need to revise and re-file its study at a later date. An accurate study from ERCOT is essential to the completion of Entergy Texas' updated transition to competition plan. Based on this development, Entergy Texas, on February 26, 2009, filed a motion to postpone the February 27 updated plan filing date, noting that the updated plan relies in significant part on ERCOT's study.

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

State and Local Rate Regulation

The rates that Texas charges for its services significantly influence its financial position, results of operations, and liquidity. Entergy Texas is regulated and the rates charged to its customers are determined in regulatory proceedings. The PUCT, a governmental agency, is primarily responsible for approval of the rates charged to customers.

Filings with the PUCT

Entergy Texas made a rate filing in September 2007 with the PUCT requesting an annual rate increase totaling $107.5 million, including a base rate increase of $64.3 million and riders totaling $43.2 million. The base rate increase request includes a $12.2 million annual increase for the storm damage reserve. Entergy Texas requested an 11% return on common equity. In December 2007 the PUCT issued an order setting September 26, 2008 (which it subsequently moved to November 27, 2008) as the effective date for the rate change proposed in this matter. In May 2008, Entergy Texas and certain parties in the rate case filed a non-unanimous settlement, but on November 5, 2008, the PUCT rejected the non-unanimous settlement and remanded the case for further hearings on the merits of the rate request. Entergy Texas agreed to extend until March 16, 2009 the PUCT's jurisdictional deadline to render a decision.

On December 16, 2008, Entergy Texas filed a term sheet that reflected a settlement agreement that included the PUCT Staff and the other active participants in the rate case. On December 19, 2008, the ALJs approved Entergy Texas' request to implement interim rates reflecting the agreement. The agreement includes a $46.7 million base rate increase, among other provisions. Under the ALJs' interim order, Entergy Texas implemented interim rates, subject to refund and surcharge, reflecting the rates established through the settlement. These rates became effective with bills rendered on and after January 28, 2009, for usage on and after December 19, 2008. In addition, the existing recovery mechanism for incremental purchased power capacity costs ceased as of January 28, 2009, with purchased power capacity costs then subsumed within the base rates set in this proceeding. The settlement is subject to review and approval by the PUCT; however, the interim rates will be in effect until such time as the PUCT acts. Certain Texas municipalities have exercised their original jurisdiction and taken final action to approve rates consistent with the interim rates approved by the ALJs.

Entergy Texas filed with the PUCT in July 2005 a request for implementation of an incremental purchased capacity recovery rider. Through this rider Entergy Texas sought to recover incremental revenues that represent the incremental purchased capacity costs, including Entergy Texas' obligation to purchase power from Entergy Louisiana's recently acquired Perryville plant, over what is already in Entergy Texas' base rates. A non-unanimous settlement was reached with most of the parties that allowed for the implementation of an $18 million annual rider effective December 1, 2005. In December 2005, the PUCT approved the settlement and entered an order consistent with this approval in February 2006. The amounts collected through the rider are subject to reconciliation.

In September 2007, Entergy Texas filed with the PUCT a request to increase its incremental purchased capacity recovery rider to collect approximately $25 million on an annual basis. This filing also included a request to implement an interim surcharge to collect approximately $10 million in under-recovered incremental purchased capacity costs incurred through July 2007. In January 2008, Entergy Texas filed with the PUCT a stipulation and settlement agreement among the parties that agreed to implementation of the interim surcharge over a two-month period and agreed that the incremental capacity recovery rider would be set to collect $21 million on an annual basis effective February 2008. The PUCT approved the agreement in February 2008. Amounts collected through the rider and interim surcharge are subject to final reconciliation. Under the rate case settlement discussed above, this rider ceased on January 28, 2009, with the implementation of stipulated base rates.

In October 2007, Entergy Texas filed a request with the PUCT to refund $45.6 million, including interest, of fuel cost recovery over-collections through September 2007. In January 2008, Entergy Texas filed with the PUCT a stipulation and settlement agreement among the parties that updated the over-collection balance through November 2007 and established a refund amount, including interest, of $71 million. The PUCT approved the agreement in February 2008. The refund was made over a two-month period beginning February 2008, but was reduced by $10.3 million of under-recovered incremental purchased capacity costs. Amounts refunded through the interim fuel refund are subject to final reconciliation in a future fuel reconciliation proceeding.

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

In January 2008, Entergy Texas made a compliance filing with the PUCT describing how its 2007 Rough Production Cost Equalization receipts under the System Agreement were allocated between Entergy Gulf States, Inc.'s Texas and Louisiana jurisdictions. A hearing was held at the end of July 2008, and in October 2008 the ALJ issued a proposal for decision recommending an additional $18.6 million allocation to Texas retail customers. The PUCT adopted the ALJ's proposal for decision in December 2008. Because the PUCT allocation to Texas retail customers is inconsistent with the LPSC allocation to Louisiana retail customers, adoption of the proposal for decision by the PUCT could result in trapped costs between the Texas and Louisiana jurisdictions with no mechanism for recovery. The PUCT denied Entergy Texas' motion for rehearing and Entergy Texas will now seek alternative relief, including filing for relief at the FERC.

In August 2005, consistent with the June 2005 Texas legislation discussed above under "Transition to Retail Competition," Entergy Texas filed with the PUCT an application for recovery of its transition to competition costs. Entergy Texas requested recovery of $189 million in transition to competition costs through implementation of a 15-year rider to be effective no later than March 1, 2006. The $189 million represents transition to competition costs Entergy Texas incurred from June 1, 1999 through June 17, 2005 in preparing for competition in its Texas service area, including attendant AFUDC, and all carrying costs projected to be incurred on the transition to competition costs through February 28, 2006. The $189 million is before any gross-up for taxes or carrying costs over the 15-year recovery period. Entergy Texas reached a unanimous settlement agreement, which the PUCT approved in June 2006, on all issues with the active parties in the transition to competition cost recovery case. The agreement allows Entergy Texas to recover $14.5 million per year in transition to competition costs over a 15-year period. Entergy Texas implemented rates based on this revenue level on March 1, 2006. The formal settlement agreement was approved by the PUCT in June 2006.

Federal Regulation

System Agreement Proceedings

See "System Agreement Proceedings" in Entergy Corporation and Subsidiaries' Management's Discussion and Analysis for discussion of the proceeding at the FERC involving the System Agreement and of other related proceedings.

Transmission

See "Independent Coordinator of Transmission" in Entergy Corporation and Subsidiaries' Management's Discussion and Analysis for further discussion.

Interconnection Orders

See "Interconnection Orders" in Entergy Corporation and Subsidiaries' Management's Discussion and Analysis for further discussion.

Industrial and Commercial

Entergy Texas' large industrial and commercial customers continually explore ways to reduce their energy costs. In particular, cogeneration is an option available to a portion of Entergy Texas' industrial customer base. Entergy Texas responds by working with industrial and commercial customers and negotiating electric service contracts to provide competitive rates that match specific customer needs and load profiles. Entergy Texas actively participates in economic development, customer retention, and reclamation activities to increase industrial and commercial demand, from both new and existing customers. Entergy Texas does not currently expect additional significant losses to cogeneration because of the current economics of the electricity markets and Entergy Texas' marketing efforts in retaining industrial customers.

Environmental Risks

Entergy Texas' facilities and operations are subject to regulation by various governmental authorities having jurisdiction over air quality, water quality, control of toxic substances and hazardous and solid wastes, and other environmental matters. Management believes that Entergy Texas is in substantial compliance with environmental regulations currently applicable to its facilities and operations. Because environmental regulations are subject to change, future compliance costs cannot be precisely estimated.

Critical Accounting Estimates

The preparation of Entergy Texas' financial statements in conformity with generally accepted accounting principles requires management to apply appropriate accounting policies and to make estimates and judgments that can have a significant effect on reported financial position, results of operations, and cash flows. Management has identified the following accounting policies and estimates as critical because they are based on assumptions and measurements that involve a high degree of uncertainty, and the potential for future changes in the assumptions and measurements that could produce estimates that would have a material effect on the presentation of Entergy Texas' financial position or results of operations.

Application of SFAS 71

The application of SFAS 71, "Accounting for the Effects of Certain Types of Regulation," has a significant and pervasive impact on accounting and reporting for Entergy Texas.

Entergy Texas' financial statements primarily reflect assets and costs based on existing cost-based ratemaking regulation in accordance with SFAS 71, "Accounting for the Effects of Certain Types of Regulation." Under traditional ratemaking practice, Entergy Texas is granted a geographic franchise to sell electricity. In return, Entergy Texas must make investments and incur obligations to serve customers. Prudently incurred costs are recovered from customers along with a return on investment. Regulators may require Entergy Texas to defer collecting from customers some operating costs until a future date. These deferred costs are recorded as regulatory assets in the financial statements. In order to continue applying SFAS 71 to its financial statements, Entergy Texas' rates must be set on a cost-of-service basis by an authorized body and the rates must be charged to and collected from customers.

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

Unbilled Revenue

As discussed in Note 1 to the financial statements, Entergy Texas records an estimate of the revenues earned for energy delivered since the latest customer billing. Each month the estimated unbilled revenue amounts are recorded as revenue and a receivable, and the prior month's estimate is reversed. The difference between the estimate of the unbilled receivable at the beginning of the period and the end of the period is the amount of unbilled revenue recognized during the period. The estimate recorded is primarily based upon an estimate of customer usage during the unbilled period and the billed price to customers in that month. Therefore, revenue recognized may be affected by the estimated price and usage at the beginning and end of each period and fuel price fluctuations, in addition to changes in certain components of the calculation.

Qualified Pension and Other Postretirement Benefits

Entergy sponsors qualified defined benefit pension plans which cover substantially all employees. Additionally, Entergy currently provides postretirement health care and life insurance benefits for substantially all employees who reach retirement age while still working for Entergy. Entergy's reported costs of providing these benefits, as described in Note 11 to the financial statements, are impacted by numerous factors including the provisions of the plans, changing employee demographics, and various actuarial calculations, assumptions, and accounting mechanisms. See the "Critical Accounting Estimates" section of Entergy Corporation and Subsidiaries' Management's Discussion and Analysis for further discussion. Because of the complexity of these calculations, the long-term nature of these obligations, and the importance of the assumptions utilized, Entergy's estimate of these costs is a critical accounting estimate.

Cost Sensitivity

The following chart reflects the sensitivity of qualified pension cost to changes in certain actuarial assumptions (dollars in thousands):

Actuarial Assumption	Change in Assumption	Impact on 2008 Qualified Pension Cost	Impact on Qualified Projected Benefit Obligation
	Increase/(Decrease)

Discount rate	(0.25%)	$606	$6,460
Rate of return on plan assets	(0.25%)	$594	-
Rate of increase in compensation	0.25%	$288	$1,283

The following chart reflects the sensitivity of postretirement benefit cost to changes in certain actuarial assumptions (dollars in thousands):

Actuarial Assumption	Change in Assumption	Impact on 2008 Postretirement Benefit Cost	Impact on Accumulated Postretirement Benefit Obligation
	Increase/(Decrease)

Health care cost trend	0.25%	$414	$2,258
Discount rate	(0.25%)	$249	$2,593

Each fluctuation above assumes that the other components of the calculation are held constant.

Costs and Funding

Total qualified pension cost for Entergy Texas in 2008 was $0.2 million. Entergy Texas anticipates 2009 qualified pension income to be $ 0.8 million. Entergy Texas contributed $18.9 million to its qualified pension plans in 2008. Entergy Texas' contributions to the pension trust are currently estimated to be $4.1 million in 2009.  Guidance pursuant to the Pension Protection Act of 2006 rules, effective for the 2008 plan year and beyond, continues to evolve, be interpreted through technical corrections bills, and discussed within the industry and congressional lawmakers. Any changes to Pension Protection Act as a result of these discussions and efforts may affect the level of Entergy's pension contributions in the future.

Total postretirement health care and life insurance benefit costs for Entergy Texas in 2008 were $2.6 million, including $1 million in savings due to the estimated effect of future Medicare Part D subsidies. Entergy Gulf States expects 2009 postretirement health care and life insurance benefit costs to approximate $5.7 million, including $1 million in savings due to the estimated effect of future Medicare Part D subsidies. Entergy Texas expects to contribute $7.7 million to its other postretirement plans in 2009.

New Accounting Pronouncements

See "New Accounting Pronouncements" section of Entergy Corporation and Subsidiaries' Management's Discussion and Analysis for a discussion of new accounting pronouncements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder
Entergy Texas, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Entergy Texas, Inc. and Subsidiaries (the "Company") as of December 31, 2008 and 2007, and the related consolidated statements of income; of retained earnings, comprehensive income, and paid-in capital; and of cash flows (pages 375 through 380 and applicable items in pages 65 through 187) for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Entergy Texas, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the respective financial statements, effective December 31, 2007, Entergy Gulf States, Inc. completed a jurisdictional separation and contributed certain assets and liabilities to the Company.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2009 expressed an unqualified opinion on the Company's internal control over financial reporting.

DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 27, 2009

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS

	For the Years Ended December 31,
	2008	2007	2006
	(In Thousands)

OPERATING REVENUES
Electric	$2,012,258	$1,782,923	$1,880,228

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	581,696	546,413	728,561
Purchased power	965,426	777,419	742,937
Other operation and maintenance	176,096	179,119	176,793
Decommissioning	184	173	164
Taxes other than income taxes	53,615	50,617	50,437
Depreciation and amortization	75,125	68,172	67,582
Other regulatory charges - net	24,197	16,808	5,480
TOTAL	1,876,339	1,638,721	1,771,954

OPERATING INCOME	135,919	144,202	108,274

OTHER INCOME
Allowance for equity funds used during construction	3,928	3,295	6,526
Interest and dividend income	11,736	31,397	29,986
Miscellaneous - net	12,387	(600)	3,293
TOTAL	28,051	34,092	39,805

INTEREST AND OTHER CHARGES
Interest on long-term debt	72,441	74,343	63,745
Other interest - net	7,756	10,907	6,734
Allowance for borrowed funds used during construction	(2,240)	(2,126)	(3,862)
TOTAL	77,957	83,124	66,617

INCOME BEFORE INCOME TAXES	86,013	95,170	81,462

Income taxes	28,118	36,249	27,325

NET INCOME	$57,895	$58,921	$54,137

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2008	2007	2006
	(In Thousands)

OPERATING ACTIVITIES
Net income	$57,895	$58,921	$54,137
Adjustments to reconcile net income to net cash flow provided by operating activities:
Reserve for regulatory adjustments	(7,562)	(363)	(8,565)
Other regulatory charges - net	24,197	16,808	5,480
Depreciation, amortization, and decommissioning	75,309	68,345	67,746
Deferred income taxes, investment tax credits, and non-current taxes accrued	(255)	218,873	52,784
Changes in working capital:
Receivables	(35,081)	(230,481)	4,949
Fuel inventory	(1,867)	(10,939)	(4,390)
Accounts payable	104,912	(1,328)	(115,601)
Taxes accrued	33,842	4,936	10,817
Interest accrued	(5,947)	10,030	(73)
Deferred fuel costs	(88,449)	21,619	251,138
Other working capital accounts	121,081	86,598	4,487
Provision for estimated losses and reserves	4,073	(568)	637
Changes in other regulatory assets	(268,473)	(21,038)	(112,069)
Changes in pension and other postretirement liabilities	76,898	(6,901)	21,319
Other	(89,809)	(38,521)	93,863
Net cash flow provided by operating activities	764	175,991	326,659

INVESTING ACTIVITIES
Construction expenditures	(283,622)	(167,083)	(217,478)
Allowance for equity funds used during construction	3,928	3,295	6,526
Insurance proceeds	1,420	5,244	5,196
Change in money pool receivable - net	154,176	(56,899)	39,268
Collections received from (remitted to) transition charge account	7,211	(19,273)	-
Net cash flow used in investing activities	(116,887)	(234,716)	(166,488)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	-	323,637	-
Return of capital to parent	(150,000)	-	-
Retirement of long-term debt	(327,514)	(2,541)	-
Changes in money pool payable - net	50,794	-	-
Loan from Entergy Corporation	160,000	-	-
Changes in credit borrowings - net	100,000	-	-
Dividends paid:
Common stock	(12,000)	(42,404)	(92,439)
Net cash flow provided by (used in) financing activities	(178,720)	278,692	(92,439)

Net increase (decrease) in cash and cash equivalents	(294,843)	219,967	67,732

Cash and cash equivalents at beginning of period	297,082	77,115	9,383

Cash and cash equivalents at end of period	$2,239	$297,082	$77,115

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period for:
Interest - net of amount capitalized	$82,635	$70,561	$65,909
Income taxes	$762	($1,930)	($20,961)

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS

	December 31,
	2008	2007
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$2,201	$10
Temporary cash investments - at cost,
which approximates market	38	297,072
Total cash and cash equivalents	2,239	297,082
Securitization recovery trust account	12,062	19,273
Accounts receivable:
Customer	82,583	61,108
Allowance for doubtful accounts	(1,001)	(918)
Associated companies	258,629	377,478
Other	14,122	35,048
Accrued unbilled revenues	30,262	30,974
Total accounts receivable	384,595	503,690
Deferred fuel costs	21,179	-
Accumulated deferred income taxes	88,611	24,507
Fuel inventory - at average cost	57,645	55,778
Materials and supplies - at average cost	36,329	31,454
Prepayments and other	12,785	14,756
TOTAL	615,445	946,540

OTHER PROPERTY AND INVESTMENTS
Investments in affiliates - at equity	845	863
Non-utility property - at cost (less accumulated depreciation)	1,788	2,030
Other	17,451	16,514
TOTAL	20,084	19,407

UTILITY PLANT
Electric	2,912,972	2,817,681
Construction work in progress	221,387	71,519
TOTAL UTILITY PLANT	3,134,359	2,889,200
Less - accumulated depreciation and amortization	1,104,116	1,043,183
UTILITY PLANT - NET	2,030,243	1,846,017

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
SFAS 109 regulatory asset - net	84,997	87,531
Other regulatory assets	1,117,257	645,941
Long-term receivables	559	1,284
Other	116,186	60,032
TOTAL	1,318,999	794,788

TOTAL ASSETS	$3,984,771	$3,606,752

See Notes to Financial Statements.

378

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND SHAREHOLDER'S EQUITY

	December 31,
	2008	2007
	(In Thousands)

CURRENT LIABILITIES
Currently maturing portion of debt assumption liability	$100,509	$309,123
Accounts payable:
Associated companies	144,662	40,120
Other	342,449	80,917
Customer deposits	40,589	37,962
Taxes accrued	49,595	15,753
Interest accrued	22,102	28,049
Deferred fuel costs	-	67,270
Pension and other postretirement liabilities	1,269	1,236
System agreement cost equalization	214,315	92,225
Other	4,551	5,316
TOTAL	920,041	677,971

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	756,996	697,693
Accumulated deferred investment tax credits	24,128	25,724
Other regulatory liabilities	-	4,881
Asset retirement cost liabilities	3,250	3,066
Accumulated provisions	12,936	8,863
Pension and other postretirement liabilities	91,316	14,418
Note payable to Entergy Corporation	160,000	-
Long-term debt - assumption liability	669,462	769,971
Other long-term debt	414,906	333,892
Other	31,587	66,019
TOTAL	2,164,581	1,924,527

Commitments and Contingencies

SHAREHOLDER'S EQUITY
Common stock, no par value, authorized 200,000,000 shares;
issued and outstanding 46,525,000 shares in 2008 and 2007	49,452	49,452
Paid-in capital	481,994	631,994
Retained earnings	368,703	322,808
TOTAL	900,149	1,004,254

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$3,984,771	$3,606,752

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS, COMPREHENSIVE INCOME, AND PAID-IN CAPITAL

	For the Years Ended December 31,
	2008		2007		2006
	(In Thousands)
RETAINED EARNINGS
Retained Earnings - Beginning of period	$322,808		$306,266		$351,981
Add:
Net Income	57,895	$57,895	58,921	$58,921	54,137	$54,137
Total	57,895		58,921		54,137

Deduct:
Dividends declared on common stock	12,000		42,404		92,439
Other deductions	-		(25)		7,413
Total	12,000		42,379		99,852

Retained Earnings - End of period	$368,703		$322,808		$306,266

ACCUMULATED OTHER COMPREHENSIVE
INCOME (LOSS) (Net of Taxes):
Balance at beginning of period:
Other accumulated comprehensive income (loss) items	$ -		$ -		($1,439)
Total	$ -		$ -		($1,439)

Minimum pension liability (net of tax expense of $0, $0, and $138)	-	-	-	-	1,439	1,439

Balance at end of period:
Other accumulated comprehensive income (loss) items	-		-		-
Total	$ -		$ -		$ -
Comprehensive Income		$57,895		$58,921		$55,576

PAID-IN CAPITAL
Paid-in Capital - Beginning of period	$631,994		$632,222		$632,222

Add (Deduct):
Return of capital to parent	(150,000)		-		-
Other	-		(228)		-

Paid-in Capital - End of period	$481,994		$631,994		$632,222

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON

	2008	2007	2006	2005	2004
	(In Thousands)

Operating revenues	$2,012,258	$1,782,923	$1,880,228	$1,734,221	$1,582,140
Net Income	$57,895	$58,921	$54,137	$48,916	$51,136
Total assets	$3,984,771	$3,606,752	$3,019,873	$3,041,100	$2,419,786
Long-term obligations (1)	$1,084,368	$1,103,863	$1,085,680	$1,085,593	$870,975

(1) Includes long-term debt (excluding currently maturing debt)

	2008	2007	2006	2005	2004
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$606	$544	$600	$502	$469
Commercial	417	364	406	327	303
Industrial	489	414	464	388	406
Governmental	27	24	27	22	20
Total retail	1,539	1,346	1,497	1,239	1,198
Sales for resale:
Associated companies	436	398	354	468	361
Non-associated companies	6	6	6	6	5
Other	31	33	23	21	18
Total	$2,012	$1,783	$1,880	$1,734	$1,582
Billed Electric Energy Sales (GWh):
Residential	5,245	5,280	5,211	5,207	5,126
Commercial	4,092	4,085	4,002	3,878	3,816
Industrial	5,948	5,911	5,915	5,650	6,839
Governmental	248	246	255	244	245
Total retail	15,533	15,522	15,383	14,979	16,026
Sales for resale:
Associated companies	3,771	4,366	4,316	4,994	3,903
Non-associated companies	87	89	87	89	99
Total	19,391	19,977	19,786	20,062	20,028

SYSTEM ENERGY RESOURCES, INC.

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

System Energy's principal asset currently consists of a 90% ownership and leasehold interest in Grand Gulf. The capacity and energy from its 90% interest is sold under the Unit Power Sales Agreement to its only four customers, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans. System Energy's operating revenues are derived from the allocation of the capacity, energy, and related costs associated with its 90% interest in Grand Gulf pursuant to the Unit Power Sales Agreement. Payments under the Unit Power Sales Agreement are System Energy's only source of operating revenues.

Results of Operations

Net Income

2008 Compared to 2007

Net income decreased $45.0 million primarily due to an increase in the effective tax rate, a decrease in rate base in 2008 that resulted in lower operating income, and lower interest income. The lower interest income resulted from a decrease in interest earned on money pool investments and from $2.5 million in interest income recorded on an IRS audit settlement in 2007.

2007 Compared to 2006

Net income decreased $4.2 million primarily due to a decrease in rate base in 2007 resulting in lower operating income partially offset by higher interest income. The higher interest income resulted from $2.5 million in interest income recorded on an IRS audit settlement and higher interest income earned on decommissioning trust funds.

Income Taxes

The effective income tax rates for 2008, 2007, and 2006 were 39.5%, 25.0%, and 28.0%, respectively. See Note 3 to the financial statements for a reconciliation of the federal statutory rate of 35.0% to the effective income tax rate.

Liquidity and Capital Resources

Cash Flow

Cash flows for the years ended December 31, 2008, 2007, and 2006 were as follows:

	2008	2007	2006
	(In Thousands)

Cash and cash equivalents at beginning of period	$105,005	$135,012	$75,704

Cash flow provided by (used in):
Operating activities	218,538	221,901	128,059
Investing activities	(96,954)	(96,955)	130,738
Financing activities	(123,801)	(154,953)	(199,489)
Net increase (decrease) in cash and cash equivalents	(2,217)	(30,007)	59,308

Cash and cash equivalents at end of period	$102,788	$105,005	$135,012

Operating Activities

Cash flow from operations decreased by $3.4 million in 2008 primarily due to lower net income substantially offset by a decrease of $30.7 million in income tax payments.

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

Financing Activities

Net cash flow used in financing activities decreased $31.2 million in 2008 primarily due to a decrease of $34 million in common stock dividends paid.

Net cash flow used in financing activities decreased $44.5 million in 2007 primarily due to a decrease of $45.4 million in common stock dividends paid.

See Note 5 to the financial statements for details of long-term debt.

Capital Structure

System Energy's capitalization is balanced between equity and debt, as shown in the following table.

	December 31, 2008	December 31, 2007

Net debt to net capital	48.2%	47.4%
Effect of subtracting cash from debt	3.0%	3.2%
Debt to capital	51.2%	50.6%

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

Following are the amounts of System Energy's planned construction and other capital investments, existing debt and lease obligations (includes estimated interest payments), and other purchase obligations:

	2009	2010-2011	2012-2013	After 2013	Total
	(In Millions)
Planned construction and
capital investment	$135	$275	N/A	N/A	$410
Long-term debt	$76	$155	$222	$736	$1,189
Nuclear fuel lease obligations (1)	$38	$88	N/A	N/A	$126
Purchase obligations (2)	$-	$17	$20	$66	$103

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

In addition to the contractual obligations given above, System Energy expects to contribute $5.8 million to its pension plans and $3.0 million to its other postretirement plans in 2009. Guidance pursuant to the Pension Protection Act of 2006 rules, effective for the 2008 plan year and beyond, may affect the level of System Energy's pension contributions in the future. Also in addition to the contractual obligations, System Energy has $172.2 million of unrecognized tax benefits and interest for which the timing of payments beyond 12 months cannot be reasonably estimated due to uncertainties in the timing of effective settlement of tax positions. See Note 3 to the financial statements for additional information regarding unrecognized tax benefits.

The planned capital investment estimate for System Energy reflects capital required to support the existing business of System Energy and for a potential approximately 178 MW uprate of the Grand Gulf nuclear plant that is currently estimated to cost System Energy $247 million for the 2009-2011 period. The planned construction and capital investment amounts given above also include initial development costs for potential new nuclear development at the Grand Gulf and River Bend sites, including licensing and design activities. This project is in the early stages, and several issues remain to be addressed over time before significant additional capital would be committed to this project. In addition, Entergy is temporarily suspending reviews of the two license applications for the sites and will explore alternative nuclear technologies for this project. As of December 31, 2008, $95.6 million in construction work in progress is recorded on System Energy's balance sheet related to this project. Entergy's Utility supply plan initiative will continue to seek to transform its generation portfolio with new or repowered generation resources. Opportunities resulting from the supply plan initiative, including new projects or the exploration of alternative financing sources, could result in increases or decreases in the capital expenditure estimates given above.

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

System Energy has obtained a short-term borrowing authorization from the FERC under which it may borrow, through March 31, 2010, up to the aggregate amount, at any one time outstanding, of $200 million. See Note 4 to the financial statements for further discussion of System Energy's short-term borrowing limits. System Energy has also obtained an order from the FERC authorizing long-term securities issuances. The current long-term authorization extends through June 2009.

System Energy's receivables from the money pool were as follows as of December 31 for each of the following years:
2008	2007	2006	2005
(In Thousands)

$42,915	$53,620	$88,231	$277,287

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

Cost Sensitivity

The following chart reflects the sensitivity of qualified pension cost to changes in certain actuarial assumptions (dollars in thousands):

Actuarial Assumption	Change in Assumption	Impact on 2008 Qualified Pension Cost	Impact on Projected Qualified Benefit Obligation
	Increase/(Decrease)

Discount rate	(0.25%)	$470	$4,722
Rate of return on plan assets	(0.25%)	$288	-
Rate of increase in compensation	0.25%	$225	$1,279

The following chart reflects the sensitivity of postretirement benefit cost to changes in certain actuarial assumptions (dollars in thousands):

Actuarial Assumption	Change in Assumption	Impact on 2008 Postretirement Benefit Cost	Impact on Accumulated Postretirement Benefit Obligation
	Increase/(Decrease)

Health care cost trend	0.25%	$225	$1,077
Discount rate	(0.25%)	$165	$1,190

Each fluctuation above assumes that the other components of the calculation are held constant.

Costs and Funding

Total qualified pension cost for System Energy in 2008 was $2.1 million. System Energy anticipates 2009 qualified pension cost to be $1.5 million. System Energy contributed $5.8 million to its qualified pension plans in 2008 and expects to contribute $5.8 million in 2009. Guidance pursuant to the Pension Protection Act of 2006 rules, effective for the 2008 plan year and beyond, continues to evolve, be interpreted through technical corrections bills, and discussed within the industry and congressional lawmakers. Any changes to Pension Protection Act as a result of these discussions and efforts may affect the level of Entergy's pension contributions in the future.

Total postretirement health care and life insurance benefit costs for System Energy in 2008 were $1.7 million, including $0.9 million in savings due to the estimated effect of future Medicare Part D subsidies. System Energy expects 2009 postretirement health care and life insurance benefit costs to approximate $3.1 million, including $0.9 million in savings due to the estimated effect of future Medicare Part D subsidies. System Energy anticipates contributions for postretirement health care and life insurance benefits costs to be $3.0 million in 2009.

New Accounting Pronouncements

See "New Accounting Pronouncements" section of Entergy Corporation and Subsidiaries Management's Discussion and Analysis for discussion of new accounting pronouncements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder
System Energy Resources, Inc.:

We have audited the accompanying balance sheets of System Energy Resources, Inc. (the "Company") as of December 31, 2008 and 2007, and the related statements of income, of retained earnings, and of cash flows (pages 389 through 394 and applicable items in pages 65 through 187) for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of System Energy Resources, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2009 expressed an unqualified opinion on the Company's internal control over financial reporting.

DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 27, 2009

SYSTEM ENERGY RESOURCES, INC.
INCOME STATEMENTS

	For the Years Ended December 31,
	2008	2007	2006
	(In Thousands)

OPERATING REVENUES
Electric	$528,998	$553,193	$555,459

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	44,506	42,798	44,062
Nuclear refueling outage expenses	17,266	16,699	16,642
Other operation and maintenance	120,165	118,304	108,022
Decommissioning	27,642	25,713	23,919
Taxes other than income taxes	15,896	26,242	23,963
Depreciation and amortization	126,441	122,765	118,623
Other regulatory credits - net	(12,151)	(8,854)	(10,366)
TOTAL	339,765	343,667	324,865

OPERATING INCOME	189,233	209,526	230,594

OTHER INCOME
Allowance for equity funds used during construction	4,910	3,178	2,285
Interest and dividend income	12,086	24,515	21,511
Miscellaneous - net	(643)	382	(392)
TOTAL	16,353	28,075	23,404

INTEREST AND OTHER CHARGES
Interest on long-term debt	56,404	56,966	59,829
Other interest - net	263	151	102
Allowance for borrowed funds used during construction	(1,642)	(1,044)	(720)
TOTAL	55,025	56,073	59,211

INCOME BEFORE INCOME TAXES	150,561	181,528	194,787

Income taxes	59,494	45,447	54,529

NET INCOME	$91,067	$136,081	$140,258

See Notes to Financial Statements.

(Page left blank intentionally)

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2008	2007	2006
	(In Thousands)

OPERATING ACTIVITIES
Net income	$91,067	$136,081	$140,258
Adjustments to reconcile net income to net cash flow provided by operating activities:
Other regulatory credits - net	(12,151)	(8,854)	(10,366)
Depreciation, amortization, and decommissioning	154,083	148,478	142,542
Deferred income taxes, investment tax credits, and non-current taxes accrued	65,339	(37,827)	40,801
Changes in working capital:
Receivables	11,621	(8,741)	(3,739)
Accounts payable	(146)	9,814	5,500
Taxes accrued	(67,185)	(47,988)	(180,180)
Interest accrued	1,187	1,268	1,026
Other working capital accounts	(18,090)	(23,841)	5,466
Provision for estimated losses and reserves	(444)	47	23
Changes in other regulatory assets	(29,649)	15,250	9,315
Changes in pension and other postretirement liabilities	41,977	(2,029)	4,211
Other	(19,071)	40,243	(26,798)
Net cash flow provided by operating activities	218,538	221,901	128,059

INVESTING ACTIVITIES
Construction expenditures	(85,515)	(84,108)	(34,142)
Allowance for equity funds used during construction	4,910	3,178	2,285
Nuclear fuel purchases	(76,527)	(56,264)	(370)
Proceeds from sale/leaseback of nuclear fuel	76,530	56,580	370
Proceeds from nuclear decommissioning trust fund sales	483,380	105,751	88,193
Investment in nuclear decommissioning trust funds	(510,437)	(134,176)	(114,654)
Change in money pool receivable - net	10,705	12,084	189,056
Net cash flow provided by (used in) investing activities	(96,954)	(96,955)	130,738

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	-	69,482	-
Retirement of long-term debt	(26,701)	(93,335)	(22,989)
Dividends paid:
Common stock	(97,100)	(131,100)	(176,500)
Net cash flow used in financing activities	(123,801)	(154,953)	(199,489)

Net increase (decrease) in cash and cash equivalents	(2,217)	(30,007)	59,308

Cash and cash equivalents at beginning of period	105,005	135,012	75,704

Cash and cash equivalents at end of period	$102,788	$105,005	$135,012

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$50,340	$50,437	$53,095
Income taxes	$54,436	$85,105	$192,829

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
ASSETS

	December 31,
	2008	2007
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$250	$406
Temporary cash investments - at cost,
which approximates market	102,538	104,599
Total cash and cash equivalents	102,788	105,005
Accounts receivable:
Associated companies	91,119	112,598
Other	3,074	3,921
Total accounts receivable	94,193	116,519
Materials and supplies - at average cost	74,496	68,613
Deferred nuclear refueling outage costs	26,485	13,640
Prepaid taxes	74,779	7,594
Prepayments and other	993	1,631
TOTAL	373,734	313,002

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	268,822	315,654
Note receivable - Entergy New Orleans	25,560	25,560
TOTAL	294,382	341,214

UTILITY PLANT
Electric	3,314,473	3,273,390
Property under capital lease	479,933	475,157
Construction work in progress	122,952	88,296
Nuclear fuel under capital lease	125,416	81,616
Nuclear fuel	7,448	7,656
TOTAL UTILITY PLANT	4,050,222	3,926,115
Less - accumulated depreciation and amortization	2,206,780	2,101,484
UTILITY PLANT - NET	1,843,442	1,824,631

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
SFAS 109 regulatory asset - net	89,473	93,083
Other regulatory assets	333,389	274,202
Other	10,970	12,628
TOTAL	433,832	379,913

TOTAL ASSETS	$2,945,390	$2,858,760

See Notes to Financial Statements.

392

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
LIABILITIES AND SHAREHOLDER'S EQUITY

	December 31,
	2008	2007
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$28,440	$26,701
Accounts payable:
Associated companies	2,723	8,902
Other	35,215	29,182
Accumulated deferred income taxes	9,645	4,494
Interest accrued	48,590	47,403
Obligations under capital leases	37,619	30,058
TOTAL	162,232	146,740

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	365,134	314,991
Accumulated deferred investment tax credits	61,708	65,184
Obligations under capital leases	87,797	51,558
Other regulatory liabilities	197,051	243,450
Decommissioning	396,201	368,559
Accumulated provisions	2,025	2,469
Pension and other postretirement liabilities	72,008	30,031
Long-term debt	744,900	773,266
Other	-	145
TOTAL	1,926,824	1,849,653

Commitments and Contingencies

SHAREHOLDER'S EQUITY
Common stock, no par value, authorized 1,000,000 shares;
issued and outstanding 789,350 shares in 2008 and 2007	789,350	789,350
Retained earnings	66,984	73,017
TOTAL	856,334	862,367

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$2,945,390	$2,858,760

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF RETAINED EARNINGS

	For the Years Ended December 31,
	2008	2007	2006
	(In Thousands)

Retained Earnings, January 1	$73,017	$68,036	$104,278

Add:
Net income	91,067	136,081	140,258

Deduct:
Dividends declared	97,100	131,100	176,500

Retained Earnings, December 31	$66,984	$73,017	$68,036

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON

	2008	2007	2006	2005	2004
	(Dollars In Thousands)

Operating revenues	$528,998	$553,193	$555,459	$533,929	$545,381
Net Income	$91,067	$136,081	$140,258	$111,644	$105,948
Total assets	$2,945,390	$2,858,760	$2,858,760	$3,046,039	$3,028,805
Long-term obligations (1)	$832,697	$824,824	$752,052	$882,949	$887,448
Electric energy sales (GWh)	8,475	8,440	9,727	9,070	9,212

(1) Includes long-term debt (excluding currently maturing debt) and noncurrent capital lease obligations.

Item 2. Properties

Information regarding the registrant's properties is included in Part I. Item 1. - Business under the sections titled "Utility - Property and Other Generation Resources" and "Non-Utility Nuclear - Property" in this report.

Item 3. Legal Proceedings

Details of the registrant's material environmental regulation and proceedings and other regulatory proceedings and litigation that are pending or those terminated in the fourth quarter of 2008 are discussed in Part I. Item 1. - Business under the sections titled "Retail Rate Regulation", "Environmental Regulation", and "Litigation" in this report.

Item 4. Submission of Matters to a Vote of Security Holders

During the fourth quarter of 2008, no matters were submitted to a vote of the security holders of Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, or System Energy.

EXECUTIVE OFFICERS OF ENTERGY CORPORATION

Executive Officers

Name	Age	Position	Period
J. Wayne Leonard (a)	58	Chairman of the Board of Entergy Corporation	2006-Present
		Chief Executive Officer and Director of Entergy Corporation	1999-Present

Richard J. Smith (a)	57	President and Chief Operating Officer of Entergy Corporation	2007-Present
		Group President, Utility Operations of Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans	2001-2007
		Director of Entergy Arkansas, Entergy Gulf States, Entergy Louisiana and Entergy Mississippi	2001-2007
		Director of Entergy New Orleans	2001-2005

Gary J. Taylor (a)	55	Group President, Utility Operations of Entergy Corporation	2007-Present
		Director of Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi and Entergy Texas	2007-Present
		Director of Entergy New Orleans	2008-Present
		Executive Vice President and Chief Nuclear Officer of Entergy Corporation	2004-2007
		Director, President and Chief Executive Officer of System Energy	2003-2007

Leo P. Denault (a)	49	Executive Vice President and Chief Financial Officer of Entergy Corporation	2004-Present
		Director of Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi and System Energy	2004-Present
		Director of Entergy Texas	2007-Present
		Director of Entergy New Orleans	2004-2005
		Vice President, Corporate Development and Strategic Planning of Entergy Services, Inc.	1999-2004

396

Curtis L. Hebert, Jr. (a)	46	Executive Vice President, External Affairs of Entergy Corporation	2001-Present

Michael R. Kansler (a)	54	Executive Vice President and Chief Nuclear Officer of Entergy Corporation, Entergy Gulf States Louisiana and Entergy Texas	2007-Present
		Director, President and Chief Executive Officer of System Energy	2007-Present
		President of Entergy Nuclear Operations, Inc.	2003-2007

Mark T. Savoff (a)	52	Executive Vice President, Operations of Entergy Corporation	2004-Present
		Director of Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana and Entergy Mississippi	2004-Present
		Director of Entergy Texas	2007-Present
		Director of Entergy New Orleans	2004-2005
		Executive Vice President of Entergy Services, Inc.	2003-Present

Robert D. Sloan (a)	61

Executive Vice President, General Counsel and Secretary
  of Entergy Corporation, Entergy Arkansas, Entergy Gulf
  States Louisiana, Entergy Louisiana, Entergy Mississippi,
  Entergy New Orleans, and System Energy

2004-Present
		Executive Vice President, General Counsel and Secretary of Entergy Texas	2007-Present
		Senior Vice President, General Counsel and Secretary of Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans	2003-2004

Theodore H. Bunting, Jr. (a)	50

Senior Vice President and Chief Accounting Officer of
  Entergy Corporation, Entergy Arkansas, Entergy Gulf
  States Louisiana, Entergy Louisiana, Entergy Mississippi,
  Entergy New Orleans, Entergy Texas and System Energy

2007-Present
		Acting principal financial officer of Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans and Entergy Texas	2008-Present
		Vice President and Chief Financial Officer, Nuclear Operations of System Energy	2004-2007
		Vice President and Chief Financial Officer of Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi and Entergy New Orleans	2002-2004

Terry R. Seamons (a)	67	Senior Vice President - Human Resources and Administration of Entergy Corporation	2007-Present
		Vice President and Managing Director of RHR, International	1984-2007

(a)	In addition, this officer is an executive officer and/or director of various other wholly owned subsidiaries of Entergy Corporation and its operating companies.

Each officer of Entergy Corporation is elected yearly by the Board of Directors.

PART II

Item 5. Market for Registrants' Common Equity and Related Stockholder Matters

Entergy Corporation

The shares of Entergy Corporation's common stock are listed on the New York Stock and Chicago Stock Exchanges under the ticker symbol ETR.

The high and low prices of Entergy Corporation's common stock for each quarterly period in 2008 and 2007 were as follows:

	2008		2007
	High	Low	High	Low
	(In Dollars)

First	127.48	99.45	106.13	89.60
Second	123.27	107.94	120.47	104.00
Third	122.88	83.78	111.95	91.94
Fourth	89.76	61.93	125.00	108.21

Consecutive quarterly cash dividends on common stock were paid to stockholders of Entergy Corporation in 2008 and 2007. Quarterly dividends of $0.75 per share were paid in 2008. In 2007, dividends of $0.54 per share were paid in the first and second quarters, and dividends of $0.75 per share were paid in the third and fourth quarters.

As of January 30, 2009, there were 40,008 stockholders of record of Entergy Corporation.

Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (1)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum $ Amount of Shares that May Yet be Purchased Under a Plan (2)

10/01/2008-10/31/2008	530,000	$83.53	530,000	$596,766,948
11/01/2008-11/30/2008	-	$-	-	$596,766,948
12/01/2008-12/31/2008	-	$-	-	$596,766,948
Total	530,000	$83.53	530,000

  In accordance with Entergy's stock-based compensation plans, Entergy periodically grants stock options to key employees, which may be exercised to obtain shares of Entergy's common stock. According to the plans, these shares can be newly issued shares, treasury stock, or shares purchased on the open market. Entergy's management has been authorized by the Board to repurchase on the open market shares up to an amount sufficient to fund the exercise of grants under the plans. In addition to this authority, on January 29, 2007, the Board approved a repurchase program under which Entergy is authorized to repurchase up to $1.5 billion of its common stock. In January 2008, the Board authorized an incremental $500 million share repurchase program to enable Entergy to consider opportunistic purchases in response to equity market conditions. The programs do not have an expiration date, but Entergy expects to complete both of them in 2009. In 2008, Entergy repurchased 4,792,299 shares of common stock under both programs for a total purchase price of $513 million. See Note 12 to the financial statements in the Form 10-K for additional discussion of the stock-based compensation plans.

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

There is no market for the common stock of Entergy Corporation's wholly owned subsidiaries. Cash dividends on common stock paid by the Registrant Subsidiaries to Entergy Corporation during 2008 and 2007, were as follows:

	2008	2007
	(In Millions)

Entergy Arkansas	$24.9	$181.6
Entergy Gulf States Louisiana	$104.2	$97.8
Entergy Louisiana	$-	$-
Entergy Mississippi	$48.3	$30.3
Entergy New Orleans	$-	$-
Entergy Texas	$12.0	$42.4
System Energy	$97.1	$131.1

Information with respect to restrictions that limit the ability of the Registrant Subsidiaries to pay dividends is presented in Note 7 to the financial statements.

Item 6. Selected Financial Data

Refer to "SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON OF ENTERGY CORPORATION AND SUBSIDIARIES, ENTERGY ARKANSAS, INC., ENTERGY GULF STATES LOUISIANA, L.L.C., ENTERGY LOUISIANA, LLC, ENTERGY MISSISSIPPI, INC., ENTERGY NEW ORLEANS, INC., ENTERGY TEXAS, INC., and SYSTEM ENERGY RESOURCES, INC." which follow each company's financial statements in this report, for information with respect to selected financial data and certain operating statistics.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Refer to "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS OF ENTERGY CORPORATION AND SUBSIDIARIES, ENTERGY ARKANSAS, INC., ENTERGY GULF STATES, LOUISIANA, L.L.C., ENTERGY LOUISIANA, LLC, ENTERGY MISSISSIPPI, INC., ENTERGY NEW ORLEANS, INC., ENTERGY TEXAS, INC., and SYSTEM ENERGY RESOURCES, INC."

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Refer to "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Market and Credit Risk Sensitive Instruments OF ENTERGY CORPORATION AND SUBSIDIARIES."

Item 8. Financial Statements and Supplementary Data

Refer to "TABLE OF CONTENTS - Entergy Corporation, Entergy Arkansas, Inc., Entergy Gulf States Louisiana, L.L.C., Entergy Louisiana, LLC, Entergy Mississippi, Inc., Entergy New Orleans, Inc., Entergy Texas, Inc., and System Energy Resources, Inc."

Item 9. Changes In and Disagreements With Accountants On Accounting and Financial Disclosure.

No event that would be described in response to this item has occurred with respect to Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, or System Energy.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As of December 31, 2008, evaluations were performed under the supervision and with the participation of Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy (each individually a "Registrant" and collectively the "Registrants") management, including their respective Chief Executive Officers (CEO) and Chief Financial Officers (CFO). The evaluations assessed the effectiveness of the Registrants' disclosure controls and procedures. Based on the evaluations, each CEO and CFO has concluded that, as to the Registrant or Registrants for which they serve as CEO or CFO, the Registrant's or Registrants' disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms; and that the Registrant's or Registrants' disclosure controls and procedures are also effective in reasonably assuring that such information is accumulated and communicated to the Registrant's or Registrants' management, including their respective CEOs and CFOs, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

(Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

The managements of Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy (individually "Registrant" and collectively the "Registrants") are responsible for establishing and maintaining adequate internal control over financial reporting for the Registrants. Each Registrant's internal control system is designed to provide reasonable assurance regarding the preparation and fair presentation of each Registrant's financial statements presented in accordance with generally accepted accounting principles.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Each Registrant's management assessed the effectiveness of each Registrant's internal control over financial reporting as of December 31, 2008. In making this assessment, each management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.

Based on each management's assessment and the criteria set forth by COSO, each Registrant's management believes that each Registrant maintained effective internal control over financial reporting as of December 31, 2008.

The Registrants' registered public accounting firm has issued an attestation report on each Registrant's internal control over financial reporting.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of the Registrants' management, including their respective CEOs and CFOs, the Registrants evaluated changes in internal control over financial reporting that occurred during the quarter ended December 31, 2008 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

Attestation Report of Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Entergy Corporation and Subsidiaries:

We have audited the internal control over financial reporting of Entergy Corporation and Subsidiaries (the "Corporation") as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Corporation's internal control over financial reporting based on our audit.

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

In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2008 of the Corporation and our report dated February 27, 2009 expressed an unqualified opinion on those consolidated financial statements.

DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 27, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Entergy Arkansas, Inc.:

We have audited the internal control over financial reporting of Entergy Arkansas, Inc. (the "Company") as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended December 31, 2008 of the Company and our report dated February 27, 2009 expressed an unqualified opinion on those financial statements.

DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 27, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members
Entergy Gulf States Louisiana, L.L.C.:

We have audited the internal control over financial reporting of Entergy Gulf States Louisiana, L.L.C. (the "Company") as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended December 31, 2008 of the Company and our report dated February 27, 2009 expressed an unqualified opinion on those financial statements and includes an explanatory paragraph regarding the effects of the distribution of certain assets and liabilities to Entergy Texas, Inc. and Subsidiaries as part of a jurisdictional separation plan.

DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 27, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members
Entergy Louisiana, LLC:

We have audited the internal control over financial reporting of Entergy Louisiana, LLC (the "Company") as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended December 31, 2008 of the Company and our report dated February 27, 2009 expressed an unqualified opinion on those financial statements.

DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 27, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Entergy Mississippi, Inc.:

We have audited the internal control over financial reporting of Entergy Mississippi, Inc. (the "Company") as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended December 31, 2008 of the Company and our report dated February 27, 2009 expressed an unqualified opinion on those financial statements.

DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 27, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Entergy New Orleans, Inc.:

We have audited the internal control over financial reporting of Entergy New Orleans, Inc. (the "Company") as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended December 31, 2008 of the Company and our report dated February 27, 2009 expressed an unqualified opinion on those financial statements.

DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 27, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder
Entergy Texas, Inc. and Subsidiaries:

We have audited the internal control over financial reporting of Entergy Texas, Inc. and Subsidiaries (the "Company") as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2008 of the Company and our report dated February 27, 2009 expressed an unqualified opinion on those consolidated financial statements and includes an explanatory paragraph regarding the effects of the distribution of certain assets and liabilities from Entergy Gulf States, Inc. to the Company as part of a jurisdictional separation plan.

DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 27, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder
System Energy Resources, Inc.:

We have audited the internal control over financial reporting System Energy Resources, Inc. (the "Company") as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, including the accompanying Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended December 31, 2008 of the Company and our report dated February 27, 2009 expressed an unqualified opinion on those financial statements.

DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 27, 2009

PART III

Item 10. Directors and Executive Officers of the Registrants (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans and Entergy Texas)

Information required by this item concerning directors of Entergy Corporation is set forth under the heading "Item 1 - Election of Directors" contained in the Proxy Statement of Entergy Corporation, to be filed in connection with its Annual Meeting of Stockholders to be held May 8, 2009, and is incorporated herein by reference.

All officers and directors listed below held the specified positions with their respective companies as of the date of filing this report, unless otherwise noted.

Name	Age	Position	Period

ENTERGY ARKANSAS, INC.

Directors

Hugh T. McDonald	50	President and Chief Executive Officer of Entergy Arkansas	2000-Present
		Director of Entergy Arkansas	2000-Present

Leo P. Denault		See information under the Entergy Corporation Officers Section in Part I.
Mark T. Savoff		See information under the Entergy Corporation Officers Section in Part I.
Gary J. Taylor		See information under the Entergy Corporation Officers Section in Part I.

Officers

Jay A. Lewis	47	Vice President and Chief Financial Officer - Utility Operations Group of Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi and Entergy New Orleans	2004-2008
		Vice President and Chief Financial Officer - Utility Operations Group of Entergy Texas	2007-2008
		Director, Accounting Policy and Research of Entergy Services, Inc.	1999 - 2004
Theodore H. Bunting, Jr.		See information under the Entergy Corporation Officers Section in Part I.
Leo P. Denault		See information under the Entergy Corporation Officers Section in Part I.
Curtis L. Hebert, Jr.		See information under the Entergy Corporation Officers Section in Part I.
Michael R. Kansler		See information under the Entergy Corporation Officers Section in Part I.
J. Wayne Leonard		See information under the Entergy Corporation Officers Section in Part I.
Hugh T. McDonald		See information under the Entergy Arkansas Directors Section above.
Mark T. Savoff		See information under the Entergy Corporation Officers Section in Part I.
Terry R. Seamons		See information under the Entergy Corporation Officers Section in Part I.
Robert D. Sloan		See information under the Entergy Corporation Officers Section in Part I.
Richard J. Smith		See information under the Entergy Corporation Officers Section in Part I.
Gary J. Taylor		See information under the Entergy Corporation Officers Section in Part I.

ENTERGY GULF STATES LOUISIANA, L.L.C.

Directors

E. Renae Conley	51	Director of Entergy Gulf States Louisiana and Entergy Louisiana	2000-Present
		President and Chief Executive Officer of Entergy Gulf States Louisiana and Entergy Louisiana	2000-Present

Leo P. Denault		See information under the Entergy Corporation Officers Section in Part I.

410

Mark T. Savoff		See information under the Entergy Corporation Officers Section in Part I.
Gary J. Taylor		See information under the Entergy Corporation Officers Section in Part I.

Officers

Theodore H. Bunting, Jr.		See information under the Entergy Corporation Officers Section in Part I.
E. Renae Conley		See information under the Entergy Gulf States Louisiana Directors Section above.
Leo P. Denault		See information under the Entergy Corporation Officers Section in Part I.
Curtis L. Hebert, Jr.		See information under the Entergy Corporation Officers Section in Part I.
Michael R. Kansler		See information under the Entergy Corporation Officers Section in Part I.
J. Wayne Leonard		See information under the Entergy Corporation Officers Section in Part I.
Jay A. Lewis		See information under the Entergy Arkansas Officers Section above.
Mark T. Savoff		See information under the Entergy Corporation Officers Section in Part I.
Terry R. Seamons		See information under the Entergy Corporation Officers Section in Part I.
Robert D. Sloan		See information under the Entergy Corporation Officers Section in Part I.
Richard J. Smith		See information under the Entergy Corporation Officers Section in Part I.
Gary J. Taylor		See information under the Entergy Corporation Officers Section in Part I.

ENTERGY LOUISIANA, LLC

Directors

E. Renae Conley	See information under the Entergy Gulf States Louisiana Directors Section above.
Leo P. Denault	See information under the Entergy Corporation Officers Section in Part I.
Mark T. Savoff	See information under the Entergy Corporation Officers Section in Part I.
Gary J. Taylor	See information under the Entergy Corporation Officers Section in Part I.

Officers

Theodore H. Bunting, Jr.	See information under the Entergy Corporation Officers Section in Part I.
E. Renae Conley	See information under the Entergy Gulf States Louisiana Directors Section above.
Leo P. Denault	See information under the Entergy Corporation Officers Section in Part I.
Curtis L. Hebert, Jr.	See information under the Entergy Corporation Officers Section in Part I.
Michael R. Kansler	See information under the Entergy Corporation Officers Section in Part I.
J. Wayne Leonard	See information under the Entergy Corporation Officers Section in Part I.
Jay A. Lewis	See information under the Entergy Arkansas Officers Section above.
Mark T. Savoff	See information under the Entergy Corporation Officers Section in Part I.
Terry R. Seamons	See information under the Entergy Corporation Officers Section in Part I.
Robert D. Sloan	See information under the Entergy Corporation Officers Section in Part I.
Richard J. Smith	See information under the Entergy Corporation Officers Section in Part I.
Gary J. Taylor	See information under the Entergy Corporation Officers Section in Part I.

ENTERGY MISSISSIPPI, INC.

Directors

Haley R. Fisackerly	43	President and Chief Executive Officer of Entergy Mississippi	2008-Present
		Director of Entergy Mississippi	2008-Present
		Vice President, Nuclear Government Affairs of Entergy Services, Inc.	2007-2008
		Vice President, Customer Service of Entergy Mississippi	2002-2007

Leo P. Denault		See information under the Entergy Corporation Officers Section in Part I.
Mark T. Savoff		See information under the Entergy Corporation Officers Section in Part I.

411

Gary J. Taylor		See information under the Entergy Corporation Officers Section in Part I.

Officers

Theodore H. Bunting, Jr.		See information under the Entergy Corporation Officers Section in Part I.
Leo P. Denault		See information under the Entergy Corporation Officers Section in Part I.
Haley R. Fisackerly		See information under the Entergy Mississippi Directors Section above.
Curtis L. Hebert, Jr.		See information under the Entergy Corporation Officers Section in Part I.
Michael R. Kansler		See information under the Entergy Corporation Officers Section in Part I.
J. Wayne Leonard		See information under the Entergy Corporation Officers Section in Part I.
Jay A. Lewis		See information under the Entergy Arkansas Officers Section above.
Mark T. Savoff		See information under the Entergy Corporation Officers Section in Part I.
Terry R. Seamons		See information under the Entergy Corporation Officers Section in Part I.
Robert D. Sloan		See information under the Entergy Corporation Officers Section in Part I.
Richard J. Smith		See information under the Entergy Corporation Officers Section in Part I.
Gary J. Taylor		See information under the Entergy Corporation Officers Section in Part I.

ENTERGY NEW ORLEANS, INC.

Directors

Roderick K. West	40	President and Chief Executive Officer of Entergy New Orleans	2007-Present
		Director of Entergy New Orleans	2005-Present
		Director, Metro Distribution Operations of Entergy Services, Inc.	2005-2006
		Region Manager, Distribution Operations of Entergy Services, Inc.	2003-2005
		Director, Regulatory Affairs of Entergy New Orleans	2001-2003
Tracie L. Boutte	45	Director of Entergy New Orleans	2005-Present
		Vice President, Regulatory Affairs - New Orleans of Entergy New Orleans	2004-Present
		Vice President, Gas Distribution - Entergy Services, Inc.	2002-2004
Sherri Winslow	49	Director of Entergy New Orleans	2008-Present
		Vice President, Gas Distribution Business of Entergy Services, Inc.	2008-Present
		Director, Employee Development of Entergy Services, Inc.	2006-2008
		Director, Customer Service Process Improvement of Entergy Services, Inc.	2006-2006

Gary J. Taylor		See information under the Entergy Corporation Officers Section in Part I.

Officers

Theodore H. Bunting, Jr.		See information under the Entergy Corporation Officers Section in Part I.
Leo P. Denault		See information under the Entergy Corporation Officers Section in Part I.
Curtis L. Hebert, Jr.		See information under the Entergy Corporation Officers Section in Part I.
Michael R. Kansler		See information under the Entergy Corporation Officers Section in Part I.
J. Wayne Leonard		See information under the Entergy Corporation Officers Section in Part I.
Jay A. Lewis		See information under the Entergy Arkansas Officers Section above.
Mark T. Savoff		See information under the Entergy Corporation Officers Section in Part I.
Terry R. Seamons		See information under the Entergy Corporation Officers Section in Part I.
Robert D. Sloan		See information under the Entergy Corporation Officers Section in Part I.
Richard J. Smith		See information under the Entergy Corporation Officers Section in Part I.
Gary J. Taylor		See information under the Entergy Corporation Officers Section in Part I.
Roderick K. West		See information under the Entergy New Orleans Directors Section above.

ENTERGY TEXAS, INC.

Directors

Joseph F. Domino	60	Director of Entergy Texas	2007-Present
		President and Chief Executive Officer of Entergy Texas	2007-Present
		Director of Entergy Gulf States	1999-2007

412

		President and Chief Executive Officer - TX of Entergy Gulf States	1998-2007

Leo P. Denault		See information under the Entergy Corporation Officers Section in Part I.
Mark T. Savoff		See information under the Entergy Corporation Officers Section in Part I.
Gary J. Taylor		See information under the Entergy Corporation Officers Section in Part I.

Officers

Theodore H. Bunting, Jr.		See information under the Entergy Corporation Officers Section in Part I.
Leo P. Denault		See information under the Entergy Corporation Officers Section in Part I.
Joseph F. Domino		See information under the Entergy Texas Directors Section above.
Curtis L. Hebert, Jr.		See information under the Entergy Corporation Officers Section in Part I.
Michael R. Kansler		See information under the Entergy Corporation Officers Section in Part I.
J. Wayne Leonard		See information under the Entergy Corporation Officers Section in Part I.
Jay A. Lewis		See information under the Entergy Arkansas Officers Section above.
Mark T. Savoff		See information under the Entergy Corporation Officers Section in Part I.
Terry R. Seamons		See information under the Entergy Corporation Officers Section in Part I.
Robert D. Sloan		See information under the Entergy Corporation Officers Section in Part I.
Richard J. Smith		See information under the Entergy Corporation Officers Section in Part I.
Gary J. Taylor		See information under the Entergy Corporation Officers Section in Part I.

Each director and officer of the applicable Entergy company is elected yearly to serve by the unanimous consent of the sole stockholder with the exception of the directors and officers of Entergy Gulf States Louisiana, L.L.C. and Entergy Louisiana, LLC, who are elected yearly to serve by the unanimous consent of the sole common membership owners, EGS Holdings, Inc. and Entergy Louisiana Holdings, respectively. Entergy Corporation's directors are elected annually at the annual meeting of shareholders. Entergy Corporation's officers are elected at the annual meeting of the Board of Directors.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Information called for by this item concerning the directors and officers of Entergy Corporation is set forth in the Proxy Statement of Entergy Corporation to be filed in connection with its Annual Meeting of Stockholders to be held on May 8, 2009, under the heading "Section 16(a) Beneficial Ownership Reporting Compliance", which information is incorporated herein by reference.

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

ENTERGY ARKANSAS, ENTERGY GULF STATES LOUISIANA, ENTERGY LOUISIANA, ENTERGY MISSISSIPPI, ENTERGY NEW ORLEANS AND ENTERGY TEXAS

COMPENSATION DISCUSSION AND ANALYSIS

Introduction

In this section, the salaries and other compensation elements paid in 2008 to the Chief Executive Officers ("CEOs"), the Principal Financial Officer ("PFO"), the three other most highly compensated executive officers other than the CEO and PFO (collectively, the "Named Executive Officers") of each of Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans and Entergy Texas (the "Subsidiaries") are discussed and analyzed. The purpose of this section is to provide investors with material information necessary to understand the compensation policies for the Named Executive Officers. This section should be read in combination with the more detailed compensation tables and other data presented elsewhere in this report. For information regarding the compensation of the named executive officers of Entergy Corporation, see the Proxy Statement of Entergy Corporation.

The Named Executive Officers are identified in the Summary Compensation Table immediately following this Compensation Discussion and Analysis. Mr. Leonard, Mr. Denault and Mr. Smith also serve as executive officers of Entergy Corporation. Mr. Leonard, Mr. Denault and Mr. Smith do not receive additional compensation for serving as Named Executive Officers of the Subsidiaries. Mr. Lewis, who served as the Vice President and Chief Financial Officer - Utility Operations Group of the Subsidiaries, is not an executive officer of Entergy Corporation and, as such, does not participate in many of the compensation programs applicable to the other Named Executive Officers. For more information about the officers of the Subsidiaries, see Part III, Item 10 of this report.

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
Non-Equity Incentive Plan Compensation (Cash Bonus) (non-equity plan compensation, column g)
  Compensation practices at the peer group companies and the general market for companies Entergy Corporation's size
  Desire to ensure that a substantial portion of total compensation is performance-based
  The Committee's assessment of other elements of compensation
  Entergy Corporation and individual performance

Performance Units (stock awards, column e)
  Compensation practices at Entergy peer group companies and in broader group of utility companies
  Target long-term compensation values in the market for similar jobs
  The desire to ensure that a substantial portion of total compensation is performance-based
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

To align the economic interests of the Named Executive Officers with the shareholders of Entergy Corporation, Entergy Corporation believes a substantial portion of their total compensation should be in the form of equity-based awards. Equity awards are typically granted in the form of stock options with a three-year vesting schedule and performance units with a three-year performance cycle. Stock options are generally subject only to time-based vesting. Performance units pay out only if Entergy Corporation achieves specified performance targets. The amount of payout varies based on the level of performance achieved.

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

The Starting Point

To develop a competitive compensation program, the Personnel Committee on an annual basis reviews base salary and other compensation data from two sources:

  Survey Data: The Committee uses published and private compensation survey data to develop marketplace compensation levels for executive officers. The data, which is compiled by the Committee's independent compensation consultant, compares the current compensation levels received by each of the executive officers against the compensation levels received by executives holding similar positions at companies with corporate revenues consistent with the revenues of Entergy Corporation. For non-industry specific positions such as a chief financial officer, the Committee reviews data from general industry. For management positions that are industry-specific such as Group President, Utility Operations, the Committee reviews data from energy service companies. The survey data reviewed by the Committee covers approximately 300 public and private companies in general industry and approximately 70 public and private companies in the energy services sector. In evaluating compensation levels against the survey data, the Committee considers only the aggregated survey data. The identity of the companies comprising the survey data is not disclosed to, or considered by, the Committee in its decision-making process and, thus, is not considered material by the Committee.

The Committee uses the survey data to develop compensation programs that deliver total target compensation at approximately the 50th percentile of the surveyed companies. This survey data is used as the primary data for purposes of determining target compensation. For this purpose, the Committee reviews the results of the survey data (organized in tabular format) comparing each of the Named Executive Officer's compensation relative to the 25th, 50th (or median) and 75th percentile of the surveyed companies. The Committee considers its objectives to have been met if Entergy Corporation's Chief Executive Officer, the executive officers who constitute what is referred to as the Office of the Chief Executive, considered as a group (9 officers including Mr. Denault and Mr. Smith) and the other Named Executive Officer have a target compensation package that falls within the range of 90 - 110 percent of the 50th percentile of the surveyed companies. In 2008, in the aggregate the target compensation of all of the Named Executive Officers fell within this range. Actual compensation received by an individual officer may be above or below the 50th percentile based on an individual officer's skills, performance and responsibilities.

  Proxy Analysis: Although the survey data described above is the primary data source used in determining compensation, the Committee reviews data derived from proxy statements as an additional point of analysis. The proxy data is used to compare the compensation levels of executive officers against the compensation levels of the corresponding executive officers from 18 of the companies included in the Philadelphia Utilities Index. The analysis is used by the Committee to evaluate the reasonableness of the Company's compensation program. The proxy market data compare Entergy executive officers to other proxy officers based on pay rank without regard to roles and responsibilities. These companies are:

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

  The Committee (in the case of Mr. Leonard, Mr. Denault and Mr. Smith) or certain senior Entergy officers (in the case of the other Named Executive Officers) determine whether to award Named Executive Officers annual merit increases in base salary based on the following factors:

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

  In 2008, on the basis of the market data and other factors described above, merit-based salary increases for the Named Executive Officers were approved in amounts ranging from 3.2 to 5.2 percent. In general these merit-based increases were consistent with the merit increase percentages approved with respect to Named Executive Officers in the last two years (excluding adjustments in salaries related to market factors, promotions or other changes in job responsibilities).

  The following table sets forth the 2007 base salaries for the Named Executive Officers, the 2008 percentage increase and the resulting 2008 base salary. Except as described below, changes in base salaries were effective in April of each of the years shown.

Named Executive Officer	2007 Base Salary	Percentage Increase	2008 Base Salary
J. Wayne Leonard	$1,230,000	5.0%	$1,291,500
Leo P. Denault	$600,000	5.0%	$630,000
Richard J. Smith	$622,400	3.5%	$645,000
E. Renae Conley	$392,000	4.0%	$407,680
Hugh T. McDonald	$311,992	3.2%	$322,132
Joseph F. Domino	$307,009	3.5%	$317,754
Roderick K. West	$276,000	13.75%	$315,000
Theodore H. Bunting, Jr.	$325,000	5.2%	$341,900
Haley Fisackerly	$205,004	32.9%	$275,000
Carolyn Shanks	$307,009	3.3%	$317,140
Jay A. Lewis	$207,000	3.24%	$213,707

  In addition to the market-based and other factors described above, the following factors were considered by the Committee with respect to the officers identified below:

    Mr. Leonard's salary was increased due to the Personnel Committee's assessment of, among other things, his strong performance as Chief Executive Officer of Entergy Corporation, Entergy Corporation's financial and operational performance in 2007 and comparative market data on base salaries for chief executive officers.
    In May, 2008, Carolyn Shanks resigned as CEO - Entergy Mississippi and accepted a conditional offer of employment at Enexus Energy Corporation. Upon her resignation, Mr. Fisackerly was promoted to President and CEO of Entergy Mississippi, and Mr. Fisackerly's salary was increased to reflect the increased responsibilities of his new position and comparative market and internal data for officers holding similar positions and performing similar responsibilities.
    In the third quarter of 2008, Mr. Bunting took on the role of principal financial officer for the Subsidiaries replacing Mr. Lewis in that position. In the third quarter of 2008, Mr. Lewis assumed a position with Enexus Energy Corporation.
    Mr. West's salary was increased to reflect his performance as CEO - Entergy New Orleans, the strategic challenges facing Entergy New Orleans and the importance of retaining Mr. West to manage these challenges and to retain internal competitiveness of Mr. West's salary with officers in the Company holding similar positions.

  In January 2009, in light of current economic conditions and the projected slow or little growth for executive officer salaries in 2009 based on general industry surveys obtained from human resource consulting firms, the Personnel Committee decided not to increase the 2009 base salaries of the executive officers who constitute the Office of the Chief Executive Officer from the 2008 base salaries set for such executive officers.

    Non-Equity Incentive Plan (Cash Bonus)

  Performance-based incentives are included in the Named Executive Officers' compensation packages because it encourages the Named Executive Officers to pursue objectives consistent with the overall goals and strategic direction that the Entergy board has set for Entergy Corporation. Annual incentive plans are commonly used by companies in a variety of industry sectors to compensate their executive officers.

  The Named Executive Officers participate in a performance-based cash bonus plan known as the Executive Annual Incentive Plan or Executive Incentive Plan (other than Mr. Lewis who participates in a management level annual incentive plan substantially similar to the Executive Incentive Plan known as the Management Incentive Plan). The Executive Incentive Plan and the Management Incentive Plan operate on a calendar year basis. A performance metric known as the Entergy Achievement Multiplier is used to determine the payouts for each particular calendar year. The Entergy Achievement Multiplier is used to determine the percentage of target annual plan awards that will be paid each year to each Named Executive Officer. In December 2007, the Entergy Achievement Multiplier for 2008 awards was selected to be based in equal part on earnings per share and operating cash flow. The Committee selected these performance measures because:

    earnings per share and operating cash flow have both a correlative and causal relationship to shareholder value performance;
    earnings per share and operating cash flow targets are aligned with externally-communicated goals; and
    earnings per share and operating cash flow results are readily available in earning releases and SEC filings.

  In addition, these measures are commonly used by other companies, including the industry peer group companies, as components of their incentive programs. For example, approximately 56 percent of the industry peer group companies use earnings per share as an incentive measure and 22 percent use some type of cash flow measure. The Personnel Committee evaluates and sets the performance measures used for the Executive Incentive Plan and the Management Incentive Plan on an annual basis.

  The Committee sets minimum and maximum achievement levels under the Executive Incentive Plan and the Management Incentive Plan at approximately 10% below and 10% above target achievement levels.  Payouts for performance between minimum and target achievement levels and between target and maximum levels are calculated using straight line interpolation.  In general, the Committee seeks to establish target achievement levels such that the relative difficulty of achieving the target level is consistent from year to year.  Over the past five years ending in 2008, the average Entergy Achievement Multiplier was 140% of target.  This result reflects the strong performance of Entergy Corporation during this period.

  In December 2007, the Committee set the 2008 target awards for incentives to be paid in 2009 under the Executive Incentive Plan and the Management Incentive Plan. As a percentage of base salary, the target awards for certain of Entergy named executive officers were set as follows: J. Wayne Leonard, CEO of Entergy Corporation (120%); Leo P. Denault, Executive Vice President and Chief Financial Officer (70%); and Richard J. Smith, President and Chief Operating Officer of Entergy Corporation (70%). The Committee based its decision on the target awards for Mr. Denault and Mr. Smith on the recommendation of Entergy's Chief Executive Officer.

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
    The individual performance of each Entergy named executive officer (other than the Chief Executive Officer of Entergy Corporation) as evaluated by the Chief Executive Officer of Entergy Corporation;
    Target bonus levels in the market for comparable positions;
    The desire to ensure that a substantial portion of total compensation is performance-based;
    The relative importance, in any given year, of the short-term performance goals established pursuant to the Executive Incentive Plan; and
    The Committee's assessment of other elements of compensation provided to the Entergy named executive officers.

  The target awards for the other Named Executive Officers were set as follows: E. Renae Conley, CEO - Entergy Gulf States Louisiana and CEO - Entergy Louisiana (60%); Joseph F. Domino, CEO - Entergy Texas (50%); Hugh T. McDonald, CEO - Entergy Arkansas (50%); Roderick K. West, CEO - Entergy New Orleans (40%); Haley Fisackerly, CEO - Entergy Mississippi (40%), Theodore H. Bunting, Jr. - acting principal financial officer - the Subsidiaries (60%) and Carolyn Shanks former CEO-Entergy Mississippi (50%). The target award for Jay Lewis, former principal financial officer of the Subsidiaries, is set at 40%.

  The target awards for the Named Executive Officers (other than Entergy named executive officers) were set by their respective supervisors (subject to ultimate approval of Entergy's Chief Executive Officer or in the case of Mr. Lewis, Entergy's Chief Financial Officer) who allocated a potential incentive pool established by the Personnel Committee among various of their direct and indirect reports. In setting the target awards, the supervisor took into account considerations similar to those used by the Personnel Committee in setting the target awards for Entergy's Named Executive Officers.

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

  Target awards are set based on an executive officer's current position and executive management level within the Entergy organization. Management levels at Entergy range from Level 1 thorough Level 5. Mr. Denault and Mr. Smith hold positions in Level 2 whereas Mr. Bunting and Ms. Conley hold positions in Level 3 and Mr. Domino, Mr. Fisackerly, Mr. McDonald, Ms. Shanks and Mr. West hold positions in Level 4 and Mr. Lewis holds a position in Level 5. Accordingly, their respective incentive targets differ one from another based on the external market data developed by the Committee's independent compensation consultant and the other factors noted above.

  In January 2008, the Committee determined the Entergy Achievement Multiplier to be used for purposes of establishing annual bonuses for 2008. The targets established to measure management performance against as reported results were:
	Minimum	Target	Maximum
Earnings Per Share ($)	6.03	6.70	7.37
Operating Cash Flow ($ in Billions)	2.34	2.67	3.00

  After reviewing earnings per share and operating cash flow results against the performance objectives in the above table, the Personnel Committee set the Entergy Achievement Multiplier at 140% of target.

  Under the terms of the Executive Incentive Plan, the Entergy Achievement Multiplier is automatically increased by 25 percent for the members of the Office of the Chief Executive (including Mr. Denault and Mr. Smith, but not the other Named Executive Officers), subject to the Personnel Committee's discretion to adjust the automatic multiplier downward or eliminate it altogether. In accordance with Section 162(m) of the Internal Revenue Code, the multiplier which Entergy refers to as the Management Effectiveness Factor is intended to provide the Committee, through the exercise of negative discretion, a mechanism to take into consideration the specific achievement factors relating to the overall performance of Entergy Corporation. In January 2009, the Committee exercised its negative discretion to eliminate the Management Effectiveness Factor, reflecting the Personnel Committee's determination that the Entergy Achievement Multiplier, in and of itself without the Management Effectiveness Factor, was consistent with the performance levels achieved by management.

  The annual incentive award for the Named Executive Officers (other than Mr. Leonard, Mr. Denault and Mr. Smith) is awarded from an incentive pool approved by the Committee. From this pool, each named executive officer's supervisor determines the annual incentive payment based on the Entergy Achievement Multiplier. The supervisor has the discretion to increase or decrease the multiple used to determine an incentive award based on individual and business unit performance. The incentive awards are subject to the ultimate approval of Entergy's Chief Executive Officer.

  The following table shows the Executive and Management Incentive Plans payments as a percentage of base salary for 2008:
Named Exeutive Officer	Target	Percentage Base Salary	2008 Annual Incentive Award
J. Wayne Leonard	120%	168%	$2,169,720
Leo P. Denault	70%	98%	$617,400
Richard J. Smith	70%	98%	$632,100
E. Renae Conley	60%	102%	$415,000
Hugh T. McDonald	50%	50%	$160,500
Joseph F. Domino	50%	72%	$230,000
Roderick K. West	40%	80%	$252,000
Haley Fisackerly	40%	46%	$125,700
Theodore H. Bunting, Jr.	60%	117%	$400,023
Carolyn Shanks	50%	72%	$229,134
Jay A. Lewis	40%	60%	$128,505

  While Ms. Shanks and Mr. Lewis are no longer CEO-Entergy Mississippi and principal financial officer for the Subsidiaries, respectively, Ms. Shanks continues to participate in the Executive Incentive Plan, and Mr. Lewis continues to participate in the Management Incentive Plan as they remain employees of Entergy since the contemplated Enexus separation has not occurred and Enexus remains a subsidiary of Entergy.

  Nuclear Retention Plan

  Some of Entergy's executives, but not any of the Named Executive Officers, participate in a special retention plan for officers and other leaders with special expertise in the nuclear industry. The Committee authorized the Plan to attract and retain management talent in the nuclear power field, a field which requires unique technical and other expertise that is in great demand in the utility industry. The Plan provides for bonuses to be paid over a three-year employment period. Subject to continued employment with a participating company, a participating employee is eligible to receive a special cash bonus consisting of three payments, each consisting of an amount from 15% to 30% of such participant's base salary.

  Mr. Fisackerly was a participant in the Plan. With his promotion to CEO - Entergy Mississippi, Mr. Fisackerly no longer served in a nuclear capacity and was no longer eligible to participate in the Plan. Under the Plan, Mr. Fisackerly was eligible to receive an annual cash bonus equal to 20% of his base 2007 salary. As payment of bonuses under this Plan requires continued eligibility under the Plan and to meet Mr. Fisackerly targeted compensation, Mr. Fisackerly received a cash payment of $41,000, an amount equal to one year's cash bonus, to compensate him for his discontinued participation in the Plan.

  Long-Term Compensation

  Entergy Corporation's long-term equity incentive programs are intended to reward the Named Executive Officers for achievement of shareholder value creation over the long-term. In its long-term incentive programs, Entergy Corporation primarily uses a mix of performance units and stock options in order to accomplish different objectives. Performance units reward the Named Executive Officers on the basis of total shareholder return, which is a measure of stock appreciation and dividend payments relative to the industry peer group companies. Stock options provide a direct incentive for increasing the price of Entergy Corporation common stock. In addition, Entergy Corporation occasionally awards restricted units for retention purposes or to offset forfeited compensation in order to attract officers and managers from other companies.

  Each of the performance units and stock options granted to the Named Executive Officers in 2008 were awarded under the 2007 Equity Ownership and Long Term Cash Incentive Plan of Entergy Corporation, which is referred to as the 2007 Equity Ownership Plan.

    Performance Unit Program

  Entergy Corporation issues performance unit awards to the Named Executive Officers (other than Mr. Lewis) under its Performance Unit Program. Each Performance Unit equals the cash value of one share of Entergy Corporation common stock at the end of the three-year performance cycle. Each unit also earns the cash equivalent of the dividends paid during the performance cycle. The Performance Unit Program is structured to reward Named Executive Officers only if performance goals set by the Personnel Committee are met. The Personnel Committee has no discretion to make awards if minimum performance goals are not achieved. The Performance Unit Program provides a minimum, target and maximum achievement level. Performance is measured by assessing Entergy Corporation's total shareholder return relative to the total shareholder return of industry peer group companies. The Personnel Committee chose total shareholder return as a measure of performance because it assesses Entergy Corporation's creation of shareholder value relative to other electric utilities over the performance cycle. Minimum, target and maximum performance levels are determined by reference to the quartile ranking of Entergy Corporation's total shareholder return against the total shareholder return of industry peer group companies.

  For the 2009-2011 performance cycle, the Personnel Committee identified the Philadelphia Utility Index as the industry peer group for total shareholder return performance because the companies represented in this index more closely approximate Entergy Corporation in terms of size. The companies included in the Philadelphia Utility Index are provided above in the Compensation Discussion and Analysis under "The Starting Point - Proxy Analysis."

  Subject to achievement of the Performance Unit Program performance levels, the Personnel Committee established target amounts of 22,500 performance units for Mr. Leonard; and 4,800 performance units for each of Mr. Denault and Mr. Smith for the 2009-2011 performance cycle. The target amount for the other Named Executive Officers are as follows: 2,000 performance units for Ms. Conley and Mr. Bunting; and 900 performance units for each of Mr. Domino, Mr. McDonald, Mr. West, Mr. Fisackerly and Ms. Shanks. The range of payouts under the program is shown below.

Quartiles:	4	3	2	1
Performance Levels:	Zero	Minimum	Target	Maximum
Total Shareholder Return Ranges:	Below 25th percentile	25th to 50th percentiles	50th to 75th percentiles	75th percentile and above
Payouts:	No Payout	Interpolate between Minimum and Target (10% to 100% of Target)	Interpolate between Target and Maximum (100% to 250% of Target)	Maximum Payout (250% of Target)

  The Personnel Committee sets payout opportunities for the Performance Unit Program each performance cycle. In determining payout opportunities, the Committee considers several factors, including:

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

  For the 2006-2008 performance cycle, the target amounts established in January 2006 were:

    33,500 performance units for Mr. Leonard;
    6,000 performance units for Mr. Denault and Mr. Smith;
    2,400 performance units for Ms. Conley and Mr. Bunting; and
    1,100 performance units for each of Mr. Domino, Mr. McDonald, Mr. Fisackerly and Ms. Shanks.

  Participants could earn performance units consistent with the range of payouts as described above for the 2009-2011 performance cycle. The Committee established a higher target amount for Mr. Leonard compared to the other Named Executive Officers based on the following factors:

    Mr. Leonard's leadership and contributions to Entergy Corporation's success as measured by, among other things, the overall performance of Entergy Corporation.
    Market practices that compensate chief executive officers at greater potential compensation levels with more "pay at risk," than other named executive officers.

  In January 2009, the Committee assessed Entergy Corporation's total shareholder return for the 2006-2008 performance period and determined the actual number of performance units to be paid to Performance Unit Program participants for the 2006-2008 performance cycle. Performance was measured in a manner similar to that described above for the 2009-2011 cycle, on the basis of relative total shareholder return.

  For purposes of determining Entergy Corporation's relative performance for the 2006-2008 period, the Committee used the Philadelphia Utility Index as the peer group. Based on market data and the recommendation of management, the Committee compared Entergy Corporation's total shareholder return against the total shareholder return of the companies that comprised the Philadelphia Utility Index.

  Based on a comparison of Entergy Corporation's performance relative to the Philadelphia Utility Index as described above, the Committee concluded that Entergy Corporation had exceeded the performance targets for the 2006-2008 performance cycle with Entergy finishing in the first quartile which resulted in a payment of 250% of target (the maximum amount payable). Each performance unit was then automatically converted into cash at the rate of $83.13 per unit, the closing price of Entergy Corporation common stock on the last trading day of the performance cycle (December 31, 2008), plus dividend equivalents accrued over the three-year performance cycle. See the 2008 Option Exercises and Stock Vested table for the amount paid to each of the Named Executive Officers for the 2006-2008 performance unit cycle.

    Stock Options

  The Personnel Committee and in the case of the Named Executive Officers (other than Mr. Leonard, Mr. Denault and Mr. Smith), Entergy's Chief Executive Officer and the Named Executive Officer's supervisor consider several factors in determining the amount of stock options it will grant under Entergy's equity ownership plans to the Named Executive Officers, including:

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

  For stock option awards to the Named Executive Officers (other than Mr. Leonard), the Committee's assessment of individual performance of each Named Executive Officer done in consultation with Entergy Corporation's Chief Executive Officer is the most important factor in determining the number of options awarded.

  The following table sets forth the number of stock options granted to each Named Executive Officer in 2008. The exercise price for each option was $108.20, which was the closing fair market value of Entergy Corporation common stock on the date of grant.

Named Exeutive Officer	Stock Options
J. Wayne Leonard	175,000
Leo P. Denault	50,000
Richard J. Smith	35,000
E. Renae Conley	15,600
Hugh T. McDonald	7,000
Haley Fisackerly	5,000
Joseph F. Domino	7,000
Roderick K. West	8,000
Theodore H. Bunting, Jr.	18,000
Carolyn Shanks	7,000

  The option grants awarded to the Named Executive Officers (other than Mr. Leonard and Mr. Lewis) ranged in amount between 5,000 and 50,000 shares. Mr. Lewis did not receive any stock option awards in 2008. In the case of Mr. Leonard, who received 175,000 stock options, the Committee took special note of his performance as Entergy Corporation's Chief Executive Officer. Among other things, the Committee noted that the total shareholder return of Entergy Corporation measured over the nine-year period between Mr. Leonard's appointment as CEO of Entergy Corporation in January 1999 and the January 24, 2008 grant date exceeded all of the industry peer group companies as well as all other U.S. utility companies.

  For additional information regarding stock options awarded in 2008 to each of the Named Executive Officers, see the 2008 Grants of Plan-Based Awards table.

  Under the equity ownership plans, all options must have an exercise price equal to the closing fair market value of Entergy Corporation common stock on the date of grant. In 2008, Entergy Corporation implemented guidelines that require an executive officer to achieve and maintain a level of Entergy Corporation stock ownership equal to a multiple of his or her salary. Until an executive officer achieves the multiple ownership position of Entergy Corporation common stock, the executive officer (including a Named Executive Officer) upon exercising any stock option granted on or after January 1, 2003, must retain at least 75% of the after-tax net profit from such stock option exercise in the form of Entergy Corporation common stock.

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

    Restricted Units

  Restricted units granted under the equity ownership plans represent phantom shares of Entergy Corporation common stock (i.e., non-stock interests that have an economic value equivalent to a share of Entergy Corporation common stock). Entergy Corporation occasionally grants restricted units for retention purposes, to offset forfeited compensation from a previous employer or other limited purposes. If all conditions of the grant are satisfied, restrictions on the restricted units lift at the end of the restricted period, and a cash equivalent value of the restricted units is paid. The settlement price is equal to the number of restricted units multiplied by the closing price of Entergy Corporation common stock on the date restrictions lift. Restricted units are not entitled to dividends or voting rights. Restricted units are generally time-based awards for which restrictions lift, subject to continued employment, over a two- to five-year period.

  In January 2008, the Committee granted Mr. Denault, Entergy Corporation's Chief Financial Officer, 24,000 restricted units. The Committee determined that, in light of the numerous strategic challenges facing Entergy (including the challenges associated with the completion of Entergy's pending separation of its non-utility nuclear business) it was essential that Entergy retain Mr. Denault's continued services as an executive officer of Entergy. The Committee also took into account the competitive market for chief financial officers and Mr. Denault's broader role in the leadership of Entergy. In determining the size of the grant, the Committee consulted its independent consultant to confirm that the grant was consistent with market practices. The Committee chose restricted units over other retention instruments because it believes that restricted stock units better align the interest of the officer with Entergy Corporation's shareholders in terms of growing shareholder value and increasing shareholder returns on equity. The Committee also noted, based on the advice of its independent consultant, that such grants are a commonly used market technique for retention purposes.

  The restricted units will vest on the following dates:
Vesting Date	Restricted Stock Units
January 25, 2011	8,000
January 25, 2012	8,000
January 25, 2013	8,000

  On each vesting date, Entergy will pay Mr. Denault, subject to payment of withholding taxes, a cash amount equal to the closing price of a share of Entergy common stock on that date. Under certain conditions, including a change of control of Entergy, death or disability, Mr. Denault's restricted stock units may vest on an earlier date.

  In April 2008, the Personnel Committee granted Mr. West, CEO-Entergy New Orleans, 15,000 restricted units. The Committee awarded the restricted units in light of Mr. West's performance as Chief Executive Officer of Entergy New Orleans, the strategic challenges facing Entergy New Orleans and the importance of retaining Mr. West to manage these challenges. In determining the size of the grant, the Committee consulted its independent consultant to confirm that the grant was consistent with market practices. The Committee chose restricted units over other retention instruments because it believes that restricted units better align the interest of the officer with our shareholders in terms of growing shareholder value and increasing shareholder returns on equity. The Committee also noted, based on the advice of its independent consultant, that such grants are a commonly used market technique for retention purposes. The restricted units will vest on April 8, 2013.

  On the vesting date, Entergy will pay Mr. West, subject to payment of withholding taxes, a cash amount equal to the 15,000 units multiplied by the closing price of a share of Entergy common stock on that date. Under certain conditions, including a change of control of Entergy, Mr. West's restricted stock units may vest on an earlier date.

  No other Named Executive Officers received restricted units during 2008.

    2008 Significant Achievements

  In assessing individual and management performance with respect to the overall compensation of the Named Executive Officers, the Committee noted the following significant achievements during 2008:

    Managed storm restoration for two major back to back hurricanes -Gustav and Ike;
    Achieved alternative method of securitization which provided benefits for shareholders and customers;
    Successfully completed acquisition of Ouachita generation facility and received approval from the Arkansas Public Service Commission;
    Successfully completed acquisition of the Calcasieu generation facility and received approval from the Louisiana Public Service Commission;
    Achieved record generation from the non-utility nuclear fleet;
    Made significant progress on the contemplated separation of the non-nuclear utility segment;
    Completed $0.5 billion of the Board approved and previously disclosed $1.5 billon stock repurchase program;
    Receipt from Platts Global Energy of a special award of excellence in recognition of standout performance year after year over the past decade, Entergy was cited for being a finalist 39 times in the Awards contest, far more than any other energy company and Wayne Leonard being named a finalist for the CEO of the Year award by Platts Global Energy for the eighth consecutive year;
    Recognition for corporate governance practice where in 2008 we received a 10 rating from Governance Metrics International and 100 percent rating for corporate governance in the Institutional Shareholder Services utility rankings; and
    Received multiple awards and recognition, including 10th consecutive annual EEI award for storm restoration leadership with recognition for the Assistance Award in 2008.

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

  Entergy Corporation sponsors a Pension Equalization Plan, which is available to a select group of management and highly compensated employees, including the Named Executive Officers (other than Entergy's Chief Executive Officer). The Pension Equalization Plan is a nonqualified unfunded plan that provides for payment from the employer's general assets of an amount payable as a single sum distribution substantially equal to the actuarial present value of the difference between the amount that would have been payable under the pension plan, but for legislation limiting pension benefits and earnings that may be considered in calculating pension benefits, and the amount actually payable under the pension plan. The Pension Equalization Plan also takes into account as earnings any Executive Incentive Plan or Management Incentive Plan bonus awards.

  Entergy Corporation also sponsors a System Executive Retirement Plan available to its approximately 60 officers, including the Named Executive Officers (other than Mr. Leonard and Mr. Lewis). Participation in the System Executive Retirement Plan requires individual approval by the plan administrator. The System Executive Retirement Plan is designed to offer a single sum payment of the actuarial value of the replacement income ratio in the range (based on management level and total years of service) of 55% to 65% of a Named Executive Officer's final three-year average annual compensation (i.e., generally one-third of the sum of the participant's base salary and Executive Incentive Plan bonus for the three years during the last 10 years preceding termination of employment in which such sum is the highest). The System Executive Retirement Plan recognizes a maximum of 30 years of service for purposes of calculating a participant's benefit. If the benefit under the System Executive Retirement Plan is the greater benefit when compared to the Pension Equalization Plan, then the single sum amount payable under the System Executive Retirement Plan is offset by the value of the qualified Pension Plan, and is also typically offset by any prior employer pension benefit available to the executive. While the System Executive Retirement Plan has a replacement ratio schedule from one year of service to the maximum of 30 years of service, the table below offers a sample ratio at 20 and 30 years of service.

Years of Service	Executives at Management Level 1	Executives at Management Level 3 & above - includes the remaining 4 Named Executive Officers	Executives at Management Level 4
20 Years	55.0%	50.0%	45.0%
30 years	65.0%	60.0%	55.0%

  Mr. Leonard's retention agreement (as further discussed below) provides that, in lieu of his participation in the Pension Equalization Plan and the System Executive Retirement Plan, upon the termination of his employment (unless such termination is for Cause, as defined in the agreement), he will be entitled to receive a benefit equal to 60% of his final three-year average compensation (as described in the description of the System Executive Retirement Plan above) calculated as a single life annuity and payable as an actuarial equivalent lump sum. This benefit will be reduced by other benefits to which he is entitled from any Entergy Corporation-sponsored pension plan or prior employer pension plans. The terms of Mr. Leonard's Supplemental Retirement Benefit were negotiated at the time of his employment with Entergy Corporation and were designed to, among other things, offset the loss of benefits resulting from Mr. Leonard's resignation from his prior employer. At the time that Entergy Corporation recruited Mr. Leonard, he had accumulated twenty-five years of seniority with his prior employer and had served as an executive officer for that employer for over ten years and in an officer-level capacity for over fifteen years.

  The Committee believes that the Pension Plan, Pension Equalization Plan and System Executive Retirement Plan are an important part of the Named Executive Officers' compensation program. These plans are important in the recruitment of top talent in the competitive market, as these types of supplemental plans are typically found in companies of similar size to Entergy Corporation. These plans serve a critically important role in the retention of senior executives, as benefits from these plans generally increase for each year that these executives remain employed by an Entergy system company. The plans thereby encourage the most senior executives to remain employed within the Entergy system and continue their work on behalf of Entergy Corporation's shareholders.

  The Entergy System company employer of Ms. Conley, Mr. Smith and Mr. Denault has agreed to provide service credit to each of them under either the Pension Equalization Plan or the System Executive Retirement Plan. Entergy System company employers typically offer these service credit benefits as one element of the total compensation package offered to new mid-level or senior executives that are recruited from other companies. By offering these executives "credited service," Entergy Corporation is able to compete more effectively to hire these employees by mitigating the potential loss of their pension benefits resulting from accepting employment within the Entergy system.

  See the 2008 Pension Benefits table for additional information regarding the operation of the plans described under this caption.

    Savings Plan

  The Named Executive Officers are eligible to participate in an Entergy Corporation-sponsored Savings Plan that covers a broad group of employees. This is a tax-qualified retirement savings plan, wherein total combined before-tax and after-tax contributions may not exceed 30 percent of a participant's base salary up to certain contribution limits defined by law. In addition, under the Savings Plan, the participant's employer matches an amount equal to seventy cents for each dollar contributed by participating employees, including the Named Executive Officers, on the first six percent of their Earnings (as defined in the Savings Plan) for that pay period. Entergy Corporation maintains the Savings Plan for employees of participating Entergy System companies, including the Named Executive Officers, because it wishes to encourage employees to save some percentage of their cash compensation for their eventual retirement. The Savings Plan permits employees to make such savings in a manner that is relatively tax efficient. This type of savings plan is also a critical element in attracting and retaining talent in a competitive market.

    Executive Deferred Compensation

  The Named Executive Officers (other than Mr. Lewis) are eligible to defer up to 100% of the following into the Entergy Corporation-sponsored Executive Deferred Compensation Plan:

    Base Salary
    Executive Incentive Plan Bonus
    Performance Unit Program Awards

  The Named Executive Officers also are eligible to defer up to 100% of the following payments into the 2007 Equity Ownership Plan:

    Executive Incentive Plan Bonus
    Performance Unit Program Awards

  Amounts deferred under the Executive Deferred Compensation Plan and 2007 Equity Ownership Plan are subject to limitations prescribed by law and the respective plan.

  Additionally, Mr. Leonard currently has deferred account balances under a frozen Defined Contribution Restoration Plan. These amounts are deemed invested in the options available under this Defined Contribution Restoration Plan. The Defined Contribution Restoration Plan, until it was frozen in 2005, credited eligible employees deferral accounts with employer contributions to the extent contributions under the qualified savings plan in which the employee participated were subject to limitations imposed by the Internal Revenue Code.

  All deferral amounts represent an unfunded liability of the employer. Amounts deferred into the 2007 Equity Ownership Plan are deemed invested in phantom shares of Entergy Corporation common stock. Amounts deferred under the Executive Deferred Compensation Plan are deemed invested in one or more of the investment options (generally mutual funds) offered under the Savings Plan. Within the Executive Deferred Compensation Plan, the Named Executive Officer may move funds from one deemed investment option to another. In accordance with transition rules under Internal Revenue Code Section 409A, in 2008, the Named Executive Officers were provided the opportunity to accelerate the distribution of funds from their deferral accounts. All of the Named Executive Officers who maintained deferral accounts under the Executive Deferred Compensation Plan, the Equity Ownership Plan and the Defined Contribution Restoration Plan, except Mr. Leonard, elected to accelerate distribution of all amounts from their deferral accounts into January 2009.

  The employer does not "match" amounts that are deferred by employees pursuant to the Executive Deferred Compensation Plan or 2007 Equity Ownership Plan. With the exception of allowing for the deferral of federal and state taxes, Entergy Corporation provides no additional benefit to the Named Executive Officer for deferring any of the above payments. Any increase in value of the deferred amounts results solely from the increase in value of the investment options selected (phantom Entergy Corporation common stock or mutual fund available under the Savings Plan). Deferred amounts are credited with earnings or losses based on the rate of return of deemed investment options or Entergy Corporation common stock, as selected by the participants.

  Entergy Corporation provides this benefit because the Committee believes it is standard market practice to permit officers to defer the cash portion of their compensation. The Executive Deferred Compensation Plan and 2007 Equity Ownership Plan permit them to do this while also receiving gains or losses on deemed investments, as described above. Entergy Corporation believes that providing this benefit is important as a retention and recruitment tool as many, if not all, of the companies with which Entergy Corporation and the Subsidiaries compete for executive talent provide a similar arrangement to their senior employees.

    Health & Welfare Benefits

  The Named Executive Officers are eligible to participate in various health and welfare benefits available to a broad group of employees. These benefits include medical, dental and vision coverage, life and accidental death & dismemberment insurance and long-term disability insurance. Eligibility, coverage levels, potential employee contributions and other plan design features are the same for the Named Executive Officers as for the broad employee population.

    Executive Long-Term Disability Program

  All executive officers, including the Named Executive Officers, are eligible to participate in the Entergy Corporation-sponsored Executive Long-Term Disability program. Individuals who elect to participate in this plan and become disabled under the terms of the plan are eligible for 65 percent of the difference between their base salary and $275,000 (i.e. the base salary that produces the maximum $15,000 monthly disability payment under the Entergy Corporation's general long-term disability plan).

    Perquisites

  Entergy Corporation provides the Named Executive Officers with certain perquisites and other personal benefits as part of providing a competitive executive compensation program and for employee retention. However, perquisites are not a material part of the compensation program for the Named Executive Officers. In 2008, Entergy Corporation offered to the Named Executive Officers (other than Mr. Lewis) limited benefits such as the following: corporate aircraft usage, personal financial counseling, club dues and annual physical exams (which are mandatory for Entergy's named executive officers). For security and business reasons, Entergy Corporation permits its Chief Executive Officer to use its corporate aircraft at Entergy Corporation expense for personal use. The other Named Executive Officers may use corporate aircraft for personal travel subject to the approval of Entergy Corporation's Chief Executive Officer. The Personnel Committee reviews all perquisites, including the use of corporate aircraft, on an annual basis. For additional information regarding perquisites, see the "All Other Compensation" column in the Summary Compensation table.

    Retention Agreements and other Compensation Arrangements

  The Committee believes that retention and transitional compensation arrangements are an important part of overall compensation. The Committee believes that these arrangements help to secure the continued employment and dedication of the Named Executive Officers, notwithstanding any concern that they might have at the time of a change in control regarding their own continued employment. In addition, the Committee believes that these arrangements are important as recruitment and retention devices, as all or nearly all of the companies with which Entergy Corporation and the Subsidiaries compete for executive talent have similar arrangements in place for their senior employees.

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

  At present, Entergy Corporation has entered into a retention agreement only with two of the Named Executive Officers, Mr. Leonard and Mr. Denault. In general, these retention agreements provide for "change in control" payments and other benefits in lieu of to those provided under the System Executive Continuity Plan. The retention agreements entered into with Mr. Leonard and Mr. Denault reflect, among other things, the competition for chief executive officer and chief financial officer talent in the market place and the Committee's assessment of the critical role of these officers in executing Entergy Corporation's long-term financial and other strategic objectives. Based on the market data provided by its independent compensation consultant, the Committee believes the benefits and payment levels under these retention agreements are consistent with market practices.

  Until her resignation as CEO-Entergy Mississippi, Ms. Shanks had an employment agreement which provided for her continued employment through 2011, an arrangement for her to become a special project coordinator for Entergy Mississippi or any other Entergy system company and change-in-control payments. This agreement was terminated in April 2008 when Ms. Shanks resigned as CEO-Entergy Mississippi.

  For additional information regarding the System Executive Continuity Plan and Mr. Leonard's and Mr. Denault's retention agreement described above, see "Potential Payments upon Termination or Change in Control."

  Compensation Program Administration

  Role of Personnel Committee

  The Personnel Committee has overall responsibility for approving the compensation program for the Named Executive Officers and makes all final compensation decisions regarding Entergy Corporation's named executive officers. The Personnel Committee is responsible for, among its other duties, the following actions related to Entergy Corporation's named executive officers:

    developing and implementing compensation policies and programs for the executive officers, including any employment agreement with an executive officer;
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
    No awards may be granted to any employee of Entergy Corporation subject to Section 16 of the Securities Exchange Act of 1934; and
    The Personnel Committee must be advised on at least a quarterly basis of the grants made under the exercise of this delegated authority.

  Certain aspects of the compensation of officers who are not Entergy named executive officers, Mr. Bunting, Ms. Conley, Mr. Domino, Mr. Fisackerly, Mr. McDonald, Ms. Shanks and Mr. West are not directly determined by the Personnel Committee. While the Committee does determine the number of performance units to be granted to these Named Executive Officers, the Committee does not determine the actual annual incentive target for these Named Executive Officers. Rather, the Committee establishes an overall available annual incentive pool for these officers and establishes the specific goal targets and ranges, the officers' respective supervisor determines the actual incentive payment, in each case subject to the ultimate approval of Entergy's Chief Executive Officer. Further, Entergy's Chief Executive Officer and the officer's supervisor have ultimate responsibility for adjusting the salary of these Named Executive Officers as deemed appropriate. The officer's supervisor and Entergy's Chief Executive Officer also determine how many stock option awards are to be allocated to the Named Executive Officers from an available pool established by the Personnel Committee for similarly situated officers, though the Personnel Committee ultimately approves the options granted.

  Role of Chief Executive Officer

  The Personnel Committee solicits recommendations from Mr. Leonard, Entergy Corporation's Chief Executive Officer, with respect to compensation decisions for Mr. Denault and Mr. Smith. Mr. Leonard's role is limited to:

    providing the Committee with an assessment of the performance of Mr. Denault and Mr. Smith; and
    recommending base salary, annual merit increases, stock option and annual cash incentive plan compensation amounts for these officers.

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

  As noted above, under "Role of Personnel Committee," Mr. Leonard also plays a role in determining the Subsidiary Named Executive Officers' base salary, their annual incentive target and the number of stock options they receive.

  Mr. Leonard may attend committee meetings of the Personnel Committee only at the invitation of the chair of the Personnel Committee and cannot call a meeting of the Committee. However, he is not in attendance at any meeting when the Committee determines and approves the compensation to be paid to the Named Executive Officers. Since he is not a member of the Committee, he has no vote on matters submitted to the Committee. During 2008, Mr. Leonard attended 5 meetings of the Personnel Committee.

  In 2008, the Committee's compensation consultant met at the request of the Personnel Committee with Mr. Leonard to review market trends in executive and management compensation and to discuss Entergy Corporation and its Subsidiaries' overall compensation philosophy, such as the optimum balance between base and incentive compensation. In addition, the Committee requested that its independent compensation consultant interview Mr. Leonard to obtain management feedback on the impact of compensation programs on employees and information regarding the roles and responsibilities of the Named Executive Officers.

  Role of the Compensation Consultant

  In discharging its duties, the Personnel Committee has retained Towers Perrin as its independent compensation consultant to assist it, among other things, in evaluating different compensation programs and developing market data to assess the compensation programs. Under the terms of its engagement, Towers Perrin reports directly to the Personnel Committee, which has the right to retain or dismiss the consultant without the consent of Entergy Corporation's management. In addition, Towers Perrin is required to seek and receive the prior written consent of the Personnel Committee before accepting any material engagements from Entergy Corporation or its subsidiaries.

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

  Tax and Accounting Considerations

  Section 162(m) of the Internal Revenue Code limits the tax deductibility by a publicly held corporation of compensation in excess of $1 million paid to a Chief Executive Officer or any of its other Named Executive Officers (other than the Chief Financial Officer), unless that compensation is "performance-based compensation" within the meaning of Section 162(m). The Personnel Committee considers deductibility under Section 162(m) as it structures the compensation packages that are provided to Entergy's Named Executive Officers. However, the Personnel Committee and the Board believe that it is in the best interest of Entergy Corporation that the Personnel Committee retains the flexibility and discretion to make compensation awards, whether or not deductible. This flexibility is necessary to foster achievement of performance goals established by the Personnel Committee as well as other corporate goals that the Committee deems important to Entergy Corporation and the Subsidiaries' success, such as encouraging employee retention and rewarding achievement.

  Likewise, the Personnel Committee considers financial accounting consequences as it structures the compensation packages that are provided to Entergy's Named Executive Officers. However, the Personnel Committee and the Entergy Board of Directors believe that it is in the best interest of Entergy that the Personnel Committee retains the flexibility and discretion to make compensation awards regardless of their financial accounting consequences.

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

  Summary Compensation Table

  The following table summarizes the total compensation paid or earned by each of the Named Executive Officers for the fiscal years ended December 31, 2008, 2007 and 2006. For information on the principal positions held by each of the Named Executive Officers, see Item 10, "Directors and Executive Officers of the Registrants." The compensation set forth in the table represents the aggregate compensation paid by all Entergy System companies. Except for an agreement with Ms. Shanks that was in effect until her resignation as CEO-Entergy Mississippi, none of the Entergy System companies has entered into any employment agreements with any of the Named Executive Officers (other than the retention agreements described in "Potential Payments upon Termination or Change in Control"). For a description of Ms. Shanks' agreement, see the "Retention and Employment Agreements" section of the "Compensation Discussion and Analysis." For additional information regarding the material terms of the awards reported in the following tables, including a general description of the formula or criteria to be applied in determining the amounts payable, see "Compensation Discussion and Analysis."

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position	Year	Salary (1)	Bonus	Stock Awards (2)	Option Awards (3)	Non-Equity Incentive Plan Compensation (4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (5)	All Other Compensation (6)	Total

Theodore H. Bunting, Jr.	2008	$336,948	$ -	$249,289	$153,614	$400,023	$225,000	$36,771	$1,401,645
Acting principal financial
officer - Entergy Arkansas,
Entergy Gulf States Louisiana,
Entergy Louisiana, Entergy
Mississippi, Entergy New
Orleans, Entergy Texas

E. Renae Conley	2008	$403,096	$ -	$411,312	$153,234	$415,000	$107,700	$44,055	$1,534,397
CEO-Entergy Louisiana and	2007	$388,250	$ -	$797,680	$192,599	$320,000	$276,700	$37,321	$2,012,550
CEO-Entergy Gulf States	2006	$373,230	$ -	$500,674	$129,170	$455,000	$96,200	$17,748	$1,572,022
Louisiana

Leo P. Denault	2008	$621,231	$ -	$1,500,178	$727,169	$617,400	$250,500	$34,152	$3,750,630
Executive Vice President and	2007	$584,422	$ -	$1,809,008	$566,481	$516,600	$535,000	$35,827	$4,047,338
CFO - Entergy Corp.	2006	$538,493	$ -	$1,059,332	$344,099	$722,358	$1,212,300	$35,565	$3,912,147

Joseph F. Domino	2008	$314,610	$ -	$258,691	$123,520	$230,000	$92,800	$41,592	$1,061,213
CEO - Entergy Texas	2007	$304,122	$ -	$382,066	$115,076	$135,000	$515,900	$42,129	$1,494,293
	2006	$293,951	$71,625	$245,013	$75,216	$297,000	$73,700	$37,723	$1,094,228

Haley R. Fisackerly	2008	$248,346	$41,000	$47,857	$39,647	$125,700	$143,500	$14,531	$660,581
CEO - Entergy Mississippi

J. Wayne Leonard	2008	$1,273,523	$ -	$6,882,841	$2,902,428	$2,169,720	$313,200	$111,491	$13,653,203
Chairman of the Board and	2007	$1,216,443	$ -	$15,727,171	$2,468,256	$1,815,480	$4,879,200	$80,960	$26,187,510
CEO - Entergy Corp.	2006	$1,168,577	$ -	$7,429,048	$1,622,682	$2,235,870	$2,250,100	$55,663	$14,761,940

Jay A. Lewis	2008	$211,746	$ -	$ -	$10,035	$128,505	$23,800	$37,281	$411,367
Vice President, CFO -	2007	$203,823	$ -	$ -	$10,854	$105,156	$28,000	$8,838	$356,671
Entergy Arkansas, Entergy	2006	$193,122	$ -	$ -	$11,163	$120,050	$17,600	$8,366	$350,301
Gulf States Louisiana, Entergy
Louisiana, Entergy
Mississippi, Entergy New
Orleans, Entergy Texas

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position	Year	Salary (1)	Bonus	Stock Awards (2)	Option Awards (3)	Non-Equity Incentive Plan Compensation (4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (5)	All Other Compensation (6)	Total

Hugh T. McDonald	2008	$319,286	$ -	$190,933	$123,520	$160,500	$42,700	$53,549	$890,488
CEO-Entergy Arkansas	2007	$309,088	$ -	$382,066	$115,076	$120,000	$182,800	$41,891	$1,150,921
	2006	$298,870	$ -	$245,013	$75,216	$204,000	$70,600	$42,355	$936,054

Carolyn C. Shanks	2008	$308,270	$ -	$173,400	$123,520	$229,134	$36,300	$37,584	$908,208
Former CEO-Entergy	2007	$304,314	$ -	$429,468	$115,076	$135,000	$165,800	$36,987	$1,186,645
Mississippi	2006	$294,039	$71,500	$310,805	$75,216	$260,000	$58,700	$36,123	$1,106,383

Richard J. Smith	2008	$638,394	$ -	$1,027,468	$654,730	$632,100	$391,400	$104,575	$3,448,667
President and Chief Operating	2007	$599,612	$ -	$1,809,008	$590,666	$535,886	$743,700	$60,627	$4,339,499
Officer - Entergy Corp.	2006	$536,650	$ -	$1,084,755	$414,959	$718,918	$183,800	$67,338	$3,006,420

Roderick K. West	2008	$300,474	$ -	$140,022	$108,541	$252,000	$164,200	$40,250	$1,005,487
CEO-Entergy New Orleans	2007	$270,752	$ -	$232,311	$69,631	$155,000	$16,800	$36,611	$781,105
	2006	$195,423	$ -	$ -	$16,173	$177,000	$18,000	$15,680	$422,276

(1)

  The amounts in column (c) represent the actual base salary paid to the Named Executive Officer. Changes in base salary were effective in April of the years shown and the base salary disclosed above is a combination of the two rates in effect during the year.

(2)

  The amounts in column (e) represent the dollar amount recognized for financial statement reporting purposes in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (which is referred to as "SFAS l23R") of performance units granted under the Performance Unit Program of the Equity Ownership Plan. For a discussion of the relevant assumptions used in determining the amount recognized under SFAS 123R, see Note 12 to the Financial Statements.

(3)

  The amounts in column (f) represent the dollar amount recognized for financial statement reporting purposes in accordance with SFAS l23R of stock options granted under the Equity Ownership Plan. For a discussion of the relevant assumptions used in determining the amount recognized under SFAS 123R, see Note 12 to the Financial Statements.

(4)	The amounts in column (g) represent cash payments made under the Executive Incentive Plan or the Management Incentive Plan in the case of Mr. Lewis.
(5)

  The amounts in column (h) include the annual actuarial increase in the present value of the Named Executive Officer's benefits under all pension plans established by Entergy Corporation using interest rate and mortality rate assumptions consistent with those used in Entergy Corporation's financial statements and includes amounts which the Named Executive Officers may not currently be entitled to receive because such amounts are not vested (see "2008 Pension Benefits"). None of the increase is attributable to above-market or preferential earnings on nonqualified deferred compensation (see "2008 Nonqualified Deferred Compensation").

(6)

  The amounts set forth in column (i) for 2008 include (a) matching contributions by Entergy Corporation to each of the Named Executive Officers; (b) life insurance premiums; (c) tax gross up payments and (d) perquisites and other compensation. The amounts are listed in the following table:

Named Executive Officer	Company Contribution - Savings Plan	Life Insurance Premium	Tax Gross Up Payments	Perquisites and Other Compensation	Total
Theodore H. Bunting, Jr.	$9,660	$3,541	$5,550	$18,020	$36,771
Renae E. Conley	$9,660	$4,002	$10,181	$20,212	$44,055
Leo P. Denault	$9,660	$2,610	$8,636	$13,246	$34,152
Joseph F. Domino	$9,660	$5,764	$8,601	$17,567	$41,592
Haley R. Fisackerly	$9,439	$234	$2,256	$2,602	$14,531
J. Wayne Leonard	$9,660	$7,482	$22,810	$71,539	$111,491
Jay A. Lewis	$8,893	$292	$9,394	$18,702	$37,281
Hugh T. McDonald	$9,660	$3,387	$17,598	$22,904	$53,549
Carolyn C. Shanks	$9,660	$1,043	$11,142	$15,739	$37,584
Richard J. Smith	$9,660	$3,042	$24,407	$67,466	$104,575
Roderick K. West	$9,592	$664	$12,521	$17,473	$40,250

  Perquisites and Other Compensation

  The amounts set forth in column (i) include perquisites and other personal benefits that Entergy Corporation provides to the Named Executive Officers as part of providing a competitive executive compensation program and for employee retention. The following perquisites and other compensation were provided by Entergy Corporation in 2008 to the Named Executive Officers:

Named Executive Officer	Financial Counseling	Club Dues	Personal Use of Corporate Aircraft	Relocation	Executive Physicals
Theodore H. Bunting, Jr.	x		x
E. Renae Conley	x				x
Leo P. Denault	x				x
Joseph F. Domino	x	x			x
Haley R. Fisackerly	x	x
J. Wayne Leonard	x		x		x
Jay A. Lewis				x
Hugh T. McDonald	x	x
Carolyn C. Shanks	x	x
Richard J. Smith	x		x	x	x
Roderick K West	x	x			x

  For security and business reasons, Entergy Corporation permits Mr. Leonard to use its corporate aircraft for personal use at the expense of Entergy Corporation. The other Named Executive Officers may use the corporate aircraft for personal travel subject to the approval of Entergy Corporation's Chief Executive Officer. The aggregate incremental aircraft usage cost associated with Mr. Leonard's personal use of the corporate aircraft, including the costs associated with travel to outside board meetings, was $44,523 for fiscal year 2008. The aggregate incremental aircraft usage cost for Mr. Smith's personal use was $28,922 for fiscal year 2008. These amounts are reflected in column (i) and the total above. The incremental cost to Entergy Corporation for use of the corporate aircraft is based on the variable operational costs of each flight, including fuel, maintenance, flight crew travel expense, catering, communications and fees, including flight planning, ground handling and landing permits.

  None of the other individual perquisites items exceeded $25,000 for any of the Named Executive Officers.

  2008 Grants of Plan-Based Awards

  The following table summarizes award grants during 2008 to the Named Executive Officers.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts under Equity Incentive Plan Awards(2)
Name (a)	Grant Date (b)	Thresh-old ($) (c)	Target ($) (d)	Maximum ($) (e)	Threshold (#) (f)	Target (#) (g)	Maximum (#) (h)	All Other Stock Awards: Number of Shares of Stock or Units (#) (3) (i)	All Other Option Awards: Number of Securities Under-lying Options (#) (4) (j)	Exercise or Base Price of Option Awards ($/Sh) (k)	Grant Date Fair Value of Stock and Option Awards (l)

Theodore H. Bunting, Jr.	1/24/08	-	$205,140	$410,280
	1/24/08				140	1,400	3,500				$151,480
	1/24/08								18,000	$108.20	$289,350

E. Renae Conley	1/24/08	-	$244,608	$489,216
	1/24/08				140	1,400	3,500				$151,480
	1/24/08								15,600	$108.20	$250,770

Leo P. Denault	1/24/08	-	$441,000	$882,000
	1/24/08				390	3,900	9,750				$421,980
	1/24/08								50,000	$108.20	$803,750
	1/25/08							24,000			$2,551,920

Joseph F. Domino	1/24/08	-	$158,877	$317,754
	1/24/08				70	700	1,750				$75,740
	1/24/08								7,000	$108.20	$112,525

Haley R. Fisackerly	1/24/08	-	$110,000	$220,000
	1/24/08				58	583	1,458				$63,081
	1/24/08								5,000	$108.20	$64,550

J. Wayne Leonard	1/24/08	-	$1,549,800	$3,099,600
	1/24/08				1,650	16,500	41,250				$1,785,300
	1/24/08								175,000	$108.20	$2,813,125

Jay A. Lewis	1/24/08	-	$85,480	$170,960

Hugh T. McDonald	1/24/08	-	$161,066	$322,132
	1/24/08				70	700	1,750				$75,740
	1/24/08								7,000	$108.20	$112,525

Carolyn C. Shanks	1/24/08	-	$158,570	$317,140
	1/24/08				70	700	1,750				$75,740
	1/24/08								7,000	$108.20	$112,525

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts under Equity Incentive Plan Awards(2)
Name (a)	Grant Date (b)	Thresh-old ($) (c)	Target ($) (d)	Maximum ($) (e)	Threshold (#) (f)	Target (#) (g)	Maximum (#) (h)	All Other Stock Awards: Number of Shares of Stock or Units (#) (3) (i)	All Other Option Awards: Number of Securities Under-lying Options (#) (4) (j)	Exercise or Base Price of Option Awards ($/Sh) (k)	Grant Date Fair Value of Stock and Option Awards (5) (l)

Richard J. Smith	1/24/08	-	$451,500	$903,000
	1/24/08				390	3,900	9,750				$421,980
	1/24/08								35,000	$108.20	$562,625

Roderick K. West	1/24/08	-	$126,000	$252,000
	1/24/08				70	700	1,750				$75,740
	1/24/08								8,000	$108.20	$128,600
	4/08/08							15,000			$1,679,850

(1)

  The amounts in columns (c), (d) and (e) represent minimum, target and maximum payment levels under the Executive Incentive Plan or the Management Incentive Plan, in the case of Mr. Lewis. The actual amounts awarded are reported in column (g) of the Summary Compensation Table.

(2)

  The amounts in columns (f), (g) and (h) represent the minimum, target and maximum payment levels under the Performance Unit Program. Performance under the program is measured by Entergy Corporation's total shareholder return relative to the total shareholder returns of the companies included in the Philadelphia Utilities Index. If Entergy Corporation's total shareholder return is not at least 25% of that for the Philadelphia Utilities Index, there is no payout. Subject to achievement of performance targets, each unit will be converted into the cash equivalent of one share of Entergy Corporation's common stock on the last day of the performance period (December 31, 2010).

(3)

  In January 2008, the Personnel Committee granted Mr. Denault 24,000 restricted units. The restricted units vest in three equal installments of 8,000 shares on January 25, 2011, 2012 and 2013. In April 2008, the Personnel Committee granted Mr. West 15,000 restricted units. Mr. West's restricted units will vest on April 8, 2013.

(4)

  The amounts in column (j) represent options to purchase shares of Entergy Corporation's common stock. The options vest one-third on each of the first through third anniversaries of the grant date. The options have a ten-year term from the date of grant. The options were granted under the 2007 Equity Ownership Plan.

(5)

  The amounts included in column (l) are valued based on the aggregate grant date fair value of the award determined pursuant to SFAS 123R. See Note 12 to the Financial Statements for a discussion of the relevant assumptions used in calculating the grant date fair value pursuant to SFAS 123R.

  2008 Outstanding Equity Awards at Fiscal Year-End

  The following table summarizes unexercised options, stock that has not vested and equity incentive plan awards for each Named Executive Officer outstanding as of the end of 2008.

	Option Awards					Stock Awards
(a) Name	(b) Number of Securities Underlying Unexercised Options (#) Exercisable	(c) Number of Securities Underlying Unexercised Options (#) Unexercisable	(d) Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	(e) Option Exercise Price ($)	(f) Option Expiration Date	(g) Number of Shares or Units of Stock That Have Not Vested (#)	(h) Market Value of Shares or Units of Stock That Have Not Vested ($)	(i) Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	(j) Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Theodore H.	-	18,000(1)		$108.20	1/24/2018
Bunting, Jr.	3,333	6,667(2)		$91.82	1/25/2017
	2,500	2,500(3)		$68.89	1/26/2016
	2,200	-		$69.47	1/27/2015
	1,000	-		$58.60	3/02/2014
								3,500(4)	$290,955
								4,520(5)	$375,748

E. Renae Conley	-	15,600(1)		$108.20	1/24/2018
	3,334	6,666(2)		$91.82	1/25/2017
	4,700	2,350(3)		$68.89	1/26/2016
	7,500	-		$69.47	1/27/2015
	9,200	-		$58.60	3/02/2014
	4,546	-		$51.50	1/27/2010
	12,000	-		$44.45	1/30/2013
								3,500(4)	$290,955
								5,250(5)	$436,433

Leo P. Denault	-	50,000(1)		$108.20	1/24/2018
	20,000	40,000(2)		$91.82	1/25/2017
	33,333	16,667(3)		$68.89	1/26/2016
	35,000	-		$69.47	1/27/2015
	40,000	-		$58.60	3/02/2014
	676	-		$52.40	2/11/2012
	3,604	-		$52.40	3/01/2009
	7,720	-		$52.40	1/25/2011
	470	-		$51.60	3/01/2009
	8,330	-		$51.60	1/27/2010
	9,800	-		$44.45	1/30/2013
	19,656	-		$41.69	2/11/2012
	5,434	-		$37.00	1/25/2011
								9,750(4)	$810,518
								11,250(5)	$935,213
						24,000(6)	$1,995,120

Joseph F. Domino	-	7,000(1)		$108.20	1/24/2018
	4,000	8,000(2)		$91.82	1/25/2017
	5,000	2,500(3)		$68.89	1/26/2016
	10,000	-		$69.47	1/27/2015
	10,000	-		$58.60	3/02/2014
	10,500	-		$44.45	1/30/2013
								1,750(4)	$145,478
								2,500(5)	$207,825

440

	Option Awards					Stock Awards
(a) Name	(b) Number of Securities Underlying Unexercised Options (#) Exercisable	(c) Number of Securities Underlying Unexercised Options (#) Unexercisable	(d) Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	(e) Option Exercise Price ($)	(f) Option Expiration Date	(g) Number of Shares or Units of Stock That Have Not Vested (#)	(h) Market Value of Shares or Units of Stock That Have Not Vested ($)	(i) Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	(j) Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Haley R. Fisackerly	-	5,000(1)		$108.20	1/24/2018
	833	1,667(2)		$91.82	1/25/2017
	-	1,000(3)		$68.89	1/26/2016
								1,458(4)	$121,204
								1,250(5)	$103,913

J. Wayne Leonard	-	175,000(1)		$108.20	1/24/2018
	85,000	170,000(2)		$91.82	1/25/2017
	140,000	70,000(3)		$68.89	1/26/2016
	165,200	-		$69.47	1/27/2015
	220,000	-		$58.60	3/02/2014
	195,000	-		$44.45	1/30/2013
	330,600	-		$41.69	2/11/2012
	330,600	-		$37.00	1/25/2011
	330,600	-		$23.00	1/27/2010
								41,250(4)	$3,429,113
								59,500 (5)	$4,946,235
						50,000(7)	$4,156,500

Jay A. Lewis	566	1,134(2)		$91.82	1/25/2017
	666	334(3)		$68.89	1/26/2016
	3,000	-		$58.60	3/02/2014
	5,867	-		$44.45	1/30/2013
	4,784	-		$41.69	2/11/2012

Hugh T. McDonald	-	7,000(1)		$108.20	1/24/2018
	4,000	8,000(2)		$91.82	1/25/2017
	5,000	2,500(3)		$68.89	1/26/2016
	12,522	-		$73.25	2/11/2012
	10,000	-		$69.47	1/27/2015
	10,000	-		$58.60	3/02/2014
	9,199	-		$45.50	1/27/2010
	12,000	-		$44.45	1/30/2013
								1,750(4)	$145,478
								2,500(5)	$207,825

Carolyn C. Shanks	-	7,000(1)		$108.20	1/24/2018
	4,000	8,000(2)		$91.82	1/25/2017
	5,000	2,500(2)		$68.89	1/26/2016
	10,000	-		$69.47	1/27/2015
	10,000	-		$58.60	3/02/2014
	14,000	-		$44.45	1/30/2013
								1,750(4)	$145,478
								2,500(5)	$207,825
						1,800(8)	$149,634

	Option Awards					Stock Awards
(a) Name	(b) Number of Securities Underlying Unexercised Options (#) Exercisable	(c) Number of Securities Underlying Unexercised Options (#) Unexercisable	(d) Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	(e) Option Exercise Price ($)	(f) Option Expiration Date	(g) Number of Shares or Units of Stock That Have Not Vested (#)	(h) Market Value of Shares or Units of Stock That Have Not Vested ($)	(i) Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	(j) Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Richard J. Smith	-	35,000(1)		$108.20	1/24/2018
	20,000	40,000(2)		$91.82	1/25/2017
	33,333	16,667(3)		$68.89	1/26/2016
	40,000	-		$69.47	1/27/2015
	63,600	-		$58.60	3/02/2014
	7,560	-		$51.50	8/30/2009
	7,640	-		$51.50	1/25/2011
	7,577	-		$51.50	1/27/2010
	50,000	-		$44.45	1/30/2013
	16,987	-		$45.45	1/27/2010
	8,013	-		$45.45	8/30/2009
	70,000	-		$41.69	2/11/2012
	39,428	-		$37.00	1/25/2011
								9,750(4)	$810,518
								11,250(5)	$935,213

Roderick K. West	-	8,000(1)		$108.20	1/24/2018
	4,000	8,000(2)		$91.82	1/25/2017
	667	667(3)		$68.89	1/26/2016
	667	-		$69.47	1/27/2015
								1,750(4)	$145,478
								2,500(5)	$207,825
						15,000(9)	$1,246,950

(1)	Consists of options that will vest as follows: 1/3 of the options granted vest on each of 1/24/2009, 1/24/2010 and 1/24/2011.
(2)	Consists of options that will vest as follows: 1/2 of the unexercisable options vest on each of 1/25/2009 and 1/25/2010.
(3)	The remaining unexercisable options will vest on 1/26/2009.
(4)

  Consists of performance units that will vest on December 31, 2010 only if, and to the extent that, Entergy Corporation satisfies performance conditions as described under "Long-Term Compensation - Performance Unit Program" in Compensation Discussion and Analysis.

(5)

  Consists of performance units that will vest on December 31, 2009 only if, and to the extent that, Entergy Corporation satisfies performance conditions as described under "Long-Term Compensation - Performance Unit Program" in Compensation Discussion and Analysis.

(6)	Consists of restricted units granted under the 2007 Equity Ownership Plan. 8,000 units will vest on each of January 25, 2011, 2012 and 2013.
(7)	Consists of restricted units granted under the Equity Ownership Plan which will vest on August 3, 2009.
(8)	Consists of restricted units granted under the Equity Ownership Plan which will vest on October 28, 2011 based on continued service with an Entergy System company employer.
(9)	Consists of restricted units granted under the 2007 Equity Ownership Plan which will vest on April 8, 2013.

  2008 Option Exercises and Stock Vested

  The following table provides information concerning each exercise of stock options and each vesting of stock during 2008 for the Named Executive Officers.

	Options Awards		Stock Awards
(a) Name	(b) Number of Shares Acquired on Exercise (#)	(c) Value Realized on Exercise ($)	(d) Number of Shares Acquired on Vesting (#) (1)	(e) Value Realized on Vesting ($)

Theodore H. Bunting, Jr.	3,500	$346,304	3,463	$287,879

E. Renae Conley	50,296	$2,575,638	6,559	$545,250

Leo P. Denault	-	-	16,397	$1,363,083

Joseph F. Domino	-	-	3,006	$249,889

Haley R. Fisackerly	2,000	$103,530	-	-

J. Wayne Leonard	255,000	$18,833,721	141,548(2)	$12,751,885

Jay A. Lewis	6,800	$520,937	-	-

Hugh T. McDonald	-	-	3,006	$249,889

Carolyn C. Shanks	-	-	3,006	$249,889

Richard J. Smith	-	-	16,397	$1,363,083

Roderick K. West	-	-	2,003	$166,509

(1)

  Represents the vesting of performance units for the 2006 - 2008 performance period (payable solely in cash based on the closing stock price of Entergy Corporation on the date of vesting) under the Performance Unit Program.

(2)	Amount includes the August 3, 2008 cash settlement of 50,000 restricted units granted under the 2007 Equity Ownership Plan.

  2008 Pension Benefits

  9; The following table shows the present value as of December 31, 2008, of accumulated benefits payable to each of the Named Executive Officers, including the number of years of service credited to each Named Executive Officer, under the retirement plans sponsored by Entergy Corporation, determined using interest rate and mortality rate assumptions consistent with those used in Entergy Corporation's financial statements. Information regarding these retirement plans is included in Compensation Discussion & Analysis under the heading, "Benefits, Perquisites, Agreements and Post-Retirement Plans - Pension Plan, Pension Equalization Plan, and System Executive Retirement Plan." In addition, this section includes information regarding early retirement options under the plans.

Name	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit	Payments During 2007
Theodore H. Bunting, Jr. (1)	Non-qualified System Executive Retirement Plan	20.86	$1,023,000	$ -
	Qualified defined benefit plan	20.11	$241,100	$ -

E. Renae Conley (2)	Non-qualified Pension Equalization Plan	26.35	$974,700	$ -
	Qualified defined benefit plan	9.83	$142,300	$ -

Leo P. Denault (3)	Non-qualified System Executive Retirement Plan	24.83	$2,446,700	$ -
	Qualified defined benefit plan	9.83	$111,300	$ -

Joseph F. Domino (1)	Non-qualified System Executive Retirement Plan	38.56	$1,474,700	$ -
	Qualified defined benefit plan	35.13	$815,800	$ -

Haley R. Fisackerly	Non-qualified System Executive Retirement Plan	13.08	$159,700	$ -
	Qualified defined benefit plan	13.08	$105,700	$ -

J. Wayne Leonard (4)	Non-qualified supplemental retirement plan benefit	10.68	$23,892,800	$ -
	Qualified defined benefit plan	10.68	$217,200	$ -

Jay A. Lewis	Non-qualified Pension Equalization Plan	9.62	$33,300	$ -
	Qualified defined benefit plan	9.62	$97,200	$ -

Hugh T. McDonald (1)	Non-qualified System Executive Retirement Plan	26.93	$763,800	$ -
	Qualified defined benefit plan	25.44	$313,800	$ -

Carolyn C. Shanks (1)	Non-qualified System Executive Retirement Plan	25.58	$693,500	$ -
	Qualified defined benefit plan	22.17	$244,300	$ -

Richard J. Smith (5)	Non-qualified Pension Equalization Plan	32.25	$3,006,900	$ -
	Qualified defined benefit plan	9.33	$180,200	$ -

Roderick K. West	Non-qualified System Executive Retirement Plan	9.75	$174,200	$ -
	Qualified defined benefit plan	9.75	$59,800	$ -

444

(1)	Service under the non-qualified System Executive Retirement Plan is granted from date of hire. Qualified plan benefit service is granted from the later of date of hire or plan participation date.
(2)

  Ms. Conley entered into an agreement granting 16.52 additional years of service under the non-qualified Pension Equalization Plan increasing the present value of the accumulated benefit by $19,900 over the benefit she would receive under the non-qualified System Executive Retirement Plan.

(3)

  During 2006, Mr. Denault entered into an agreement granting an additional 15 years of service under the non-qualified System Executive Retirement Plan if he continues to work for an Entergy System company employer until age 55. The additional 15 years of service increases the present value of his benefit by $1,192,900.

(4)

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

(5)

  Mr. Smith entered into an agreement granting 22.92 additional years of service under the non-qualified Pension Equalization Plan providing an additional $953,700 above the accumulated benefit he would receive under the non-qualified System Executive Retirement Plan.

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

  Mr. Domino and Mr. Leonard are eligible for subsidized early retirement benefits.

  Nonqualified Retirement Benefits

  The Named Executive Officers are eligible to participate in certain nonqualified retirement benefit plans that provide retirement income, including the Pension Equalization Plan and the System Executive Retirement Plan. Each of these plans is an unfunded nonqualified defined benefit pension plan that provides benefits to key management employees. In these plans, each described below and in Compensation Discussion and Analysis, an executive is typically enrolled in one or more plans but only paid the amount due under the plan that provides the highest benefit. In general, upon disability, participants in the Pension Equalization Plan and the System Executive Retirement Plan remain eligible for continued service credits until recovery or retirement. Generally, spouses of participants who die before commencement of benefits may be eligible for a portion of the participant's accrued benefit.

  The Pension Equalization Plan

  All of the Named Executive Officers (with the exception of Mr. Leonard) are participants in the Pension Equalization Plan. The benefit provisions are substantially the same as the qualified retirement plan but provide two additional benefits: (a) "restorative benefits" intended to offset limitations on certain earnings that may be considered in connection with the qualified retirement plan and (b) supplemental credited service (if granted to an individual participant). The benefits under this plan are offset by benefits payable from the qualified retirement plan and may be offset by prior employer benefits. Participants receive their Pension Equalization Plan benefit in the form of a single sum distribution.

  The Pension Equalization Plan benefit attributable to supplemental credited service is not vested until age 65. Subject to the approval of the Entergy System company employer, an employee who terminates employment prior to age 65 may be vested in his or her benefit, with payment of the lump sum benefit generally at separation from service unless delayed six months under Internal Revenue Code Section 409A. Benefits payable prior to age 65 are subject to the same reductions as qualified plan benefits.

  The System Executive Retirement Plan

  All Named Executive Officers (except Mr. Leonard and Mr. Lewis) are participants in the System Executive Retirement Plan. The System Executive Retirement Plan provides for a single sum payment at age 65, as further described in Compensation Discussion and Analysis. The System Executive Retirement Plan benefit is not vested until age 65. Subject to the approval of the Entergy System company employer, an employee who terminates his or her employment prior to age 65 may be vested in the System Executive Retirement Plan benefit, with payment of the lump sum benefit generally at separation from service unless delayed six months under Internal Revenue Code Section 409A.  Benefits payable prior to age 65 are subject to the same reductions as qualified plan benefits.  Further, in the event of a change in control, participants whose employment is terminated without "Cause" or for "Good Reason," as defined in the Plan are also eligible for a subsidized lump sum benefit payment, even if they do not currently meet the age or service requirements for early retirement under that plan or have company permission to separate from employment. Such lump sum benefit is payable generally at separation from service unless delayed 6 months under Internal Revenue Code Section 409A.

  Mr. Leonard's Nonqualified Supplemental Retirement Benefit

  Mr. Leonard's retention agreement provides that if his employment with the Company is terminated for any reason other than for cause (as defined below under "Potential Payments Upon Termination or Change in Control"), he will be entitled to a non-qualified supplemental retirement benefit in lieu of participation in Entergy Corporation's non-qualified supplemental retirement plans such as the System Executive Retirement Plan or the Pension Equalization Plan. Mr. Leonard's non-qualified supplemental retirement benefit is calculated as a single life annuity equal to 60% of his final three-year average compensation (as described in the description of the System Executive Retirement Plan), reduced to account for benefits payable to Mr. Leonard under Entergy Corporation's and a former employer's qualified pension plans. The benefit is payable in a single lump sum.  Because Mr. Leonard has already attained the age of 55, he is currently entitled under his retention agreement to his non-qualified supplemental retirement benefit if he were to leave Entergy System company employment other than as the result of a termination for cause.

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

  2008 Nonqualified Deferred Compensation

  The following tables provide information regarding the Executive Deferred Compensation Plan, the Amended and Restated 1998 Equity Ownership Plan of Entergy Corporation and Subsidiaries (the 1998 Equity Ownership Plan) and the 2007 Equity Ownership Plan, which allow for the deferral of compensation for the Named Executive Officers. For additional information, see "Benefits, Perquisites, Agreements and Post-Termination Plans - Executive Deferred Compensation" in Compensation Discussion and Analysis. All Named Executive Officers, except Mr. Lewis, are eligible to participate in the deferral programs.

  Additionally, some of the Named Executive Officers have deferred account balances under a frozen Defined Contribution Restoration Plan. These amounts are deemed invested in the options available under this Defined Contribution Restoration Plan. The Defined Contribution Restoration Plan, until it was frozen in 2005, credited eligible employees' deferral accounts with employer contributions to the extent contributions under the qualified savings plan in which the employee participated were subject to limitations imposed by the Internal Revenue Code.

  All deferrals are credited to the applicable Entergy System company employer's non-funded liability account. Depending on the plan under which the deferral is made, the Named Executive Officers may elect investment in either phantom Entergy Corporation common stock or one or more of several investment options available under the Savings Plan. Within limitations of the program, participating Named Executive Officers may move funds from one deemed investment option to another. The participating Named Executive Officers do not have the ability to withdraw funds from the deemed investment accounts except within the terms provided in their deferral elections. Within the limitations prescribed by law as well as the program, participating Named Executive Officers have the option to make a successive deferral of these funds. Assuming a Named Executive Officer does not elect a successive deferral, the Entergy System company employer of the participant is obligated to pay the amount credited to the participant's account at the earlier of deferral receipt date or separation from service. These payments are paid out of the general assets of the employer and are payable in a lump sum.

  FICA and Medicare taxes are paid on all deferred amounts prior to their deferral. Applicable federal and state taxes are paid at the time the deferred amounts are paid to the participant. Employees are not eligible for a "match" of amounts that are deferred by them pursuant to the deferred compensation programs. With the exception of allowing for the deferral of federal and state taxes, the Entergy System company employer provides no additional benefit to the Named Executive Officers in connection with amounts deferred under the Executive Deferred Compensation Plan. The deemed investment options available to participating Named Executive Officers are limited to certain deemed investment options available to all non-officer employees under the Savings Plan. Deferred amounts are deemed credited with earnings or losses based on the rate of return of deemed investment options (under the Executive Deferred Compensation Plan) or Entergy Corporation common stock (under the Equity Ownership Plan or 2007 Equity Plan). In 2006, the Personnel Committee approved a number of recommendations to simplify the deferral programs and reduce the number of options available to the Named Executive Officers.

  Executive Deferred Compensation Plan

Name (a)	Executive Contributions in 2008 (b)	Registrant Contributions in 2008 (c)	Aggregate Earnings in 2008 (1) (d)	Aggregate Withdrawals/ Distributions (e)	Aggregate Balance at December 31, 2008 (2) (f)

E. Renae Conley	$ -	$ -	($141,833)	$ -	$567,800

Leo P. Denault	$ -	$ -	$277	($801,992)	$ -

Joseph F. Domino	$ -	$ -	$11,102	($540,024)	$239,727

J. Wayne Leonard	$ -	$ -	$16,774	($125,878)	$370,863

Hugh T. McDonald	$ -	$ -	$51,295	($586,544)	$1,210,987

Carolyn C. Shanks	$ -	$ -	($84,779)	($365,105)	$155,325

Richard J. Smith	$ -	$ -	($79,904)	($1,239,421)	$837,494

(1)	Amounts in this column are not included in the Summary Compensation Table.
(2)	Amounts in column (f) that have previously been reported in the Summary Compensation Table are as follows: Mr. Leonard, $182,602; Mr. McDonald, $318,542; and Mr. Smith, $359,459.

  Equity Ownership Plan

Name (a)	Executive Contributions in 2008 (b)	Registrant Contributions in 2008 (c)	Aggregate Earnings in 2008 (1) (d)	Aggregate Withdrawals/ Distributions (e)	Aggregate Balance at December 31, 2008 (f)

E. Renae Conley	$ -	$ -	($417,130)	$ -	$1,054,715

Leo P. Denault	$ -	$ -	($25,880)	($2,928,928)	$ -

J. Wayne Leonard	$ -	$ -	($3,712,799)	($6,267,147)	$9,247,806

Hugh T. McDonald	$ -	$ -	($611,196)	($1,203,971)	$1,518,515

Carolyn C. Shanks	$ -	$ -	($3,354)	($379,555)	$ -

Richard J. Smith	$ -	$ -	($56,063)	($6,344,960)	$ -

(1)	Amounts in this column are not included in the Summary Compensation Table.

  Defined Contribution Restoration Plan
Name (a)	Executive Contributions in 2008 (b)	Registrant Contributions in 2008 (c)	Aggregate Earnings in 2008 (1) (d)	Aggregate Withdrawals/ Distributions (e)	Aggregate Balance at December 31, 2008 (f)

Theodore H. Bunting, Jr.	$ -	$ -	($4,227)	$ -	$10,687

E. Renae Conley	$ -	$ -	($33,547)	$ -	$84,823

Leo P. Denault	$ -	$ -	($24,785)	$ -	$62,670

Joseph F. Domino	$ -	$ -	($12,860)	$ -	$32,472

J. Wayne Leonard	$ -	$ -	($89,834)	$ -	$227,145

Hugh T. McDonald	$ -	$ -	($9,492)	$ -	$24,000

Carolyn C. Shanks	$ -	$ -	($9,670)	$ -	$24,452

Richard J. Smith	$ -	$ -	($59,615)	$ -	$150,735

(1)	Amounts in this column are not included in the Summary Compensation Table.

  Potential Payments upon Termination or Change in Control

  Estimated Payments

  The tables below reflect the amount of compensation each named executive officer would receive upon the occurrence of the specified separation triggering events, based on available programs and specific agreements with each executive. The tables assume the separation was effective on December 31, 2008, the last business day of the last fiscal year, and the stock price of Entergy Corporation common stock is $83.13, which was the closing market price on such date.

  Theodore H. Bunting, Jr
  Senior Vice President, Chief Accounting Officer

  The following table shows certain payments and benefits, excluding vested or earned awards and benefits, which the Senior Vice President, Chief Accounting Officer would have been entitled to receive as a result of a termination of his employment under various scenarios as of December 31, 2008:
Benefits and Payments Upon Termination(1)	Voluntary Resignation	For Cause	Termination for Good Reason or Not for Cause	Retirement (6)	Disability	Death	Change in Control(8)	Termination Related to a Change in Control

Severance Payment(2)	---	---	---	---	---	---	---	$1,094,080
Performance Units:(3)
2007-2009 Performance Unit Program	---	---	---	---	$100,199	$100,199	$150,299	$150,299
2008-2010 Performance Unit Program	---	---	---	---	$38,794	$38,794	$116,382	$116,382

Unvested Stock Options(4)	---	---	---	---	$35,600	$0(7)	$0	$35,600
Medical and Dental Benefits(5)	---	---	---	---	---	---	---	$23,730
280G Tax Gross-up	---	---	---	---	---	---	---	$1,515,985

1

  In addition to the payments and benefits in the table, Mr. Bunting also would have been entitled to receive his vested pension benefits. For a description of the pension benefits available to Named Executive Officers, see "2008 Pension Benefits." If Mr. Bunting's employment were terminated under certain conditions relating to a change in control, he would also be eligible for early retirement benefits, which are described in "2008 Pension Benefits." If Mr. Bunting's employment were terminated "for cause," he would forfeit his System Executive Retirement Plan supplemental benefits.

2

  In the event of a termination related to a change in control, Mr. Bunting would be entitled to receive pursuant to the System Executive Continuity Plan a lump sum severance payment equal to two times his base salary plus annual incentive, calculated at target opportunity.

3

  In the event of a termination related to a change in control, Mr. Bunting would have been entitled to receive pursuant to the System Executive Continuity Plan a lump sum payment relating to his performance units. The payment is calculated as if all performance goals relating to the performance unit were achieved at target level. For purposes of the table, the value of Mr. Bunting's awards have been calculated as follows:

  2007 - 2009 Plan - 1,808 performance units at target, assuming a stock price of $83.13

  2008 - 2010 Plan - 1,400 performance units at target, assuming a stock price of $83.13

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

449

4

  In the event of disability or a termination related to a change in control, all of Mr. Bunting's unvested stock options would immediately vest. In addition, he would be entitled to exercise his stock options for the remainder of the ten-year extending from the grant date of the options. For purposes of this table, it is assumed that Mr. Bunting exercised his options immediately upon vesting and received proceeds equal to the difference between the closing price of common stock on December 31, 2008, and the applicable exercise price of each option share.

5

  Pursuant to the System Executive Continuity Plan, in the event of a termination related to a change in control, Mr. Bunting would be eligible to receive subsidized medical and dental benefits for a period up to 18 months.

6	As of December 31, 2008, compensation and benefits available to Mr. Bunting under this scenario are substantially the same as available with a voluntary resignation.
7

  Under the 2007 Equity Ownership Plan (applicable to grants of equity awards made after January 1, 2007), in the event of a plan participant's death, all unvested stock options would become immediately exercisable. Where $0 is shown, the exercise price is greater than the stock price as of December 31, 2008.

8

  Under the 2007 Equity Ownership Plan, plan participants are entitled to receive an acceleration of certain benefits based solely upon a change of control in the Company without regard to whether their employment is terminated as a result of a change of control.  The accelerated benefits in the event of a change in control are as follows:

    All unvested stock options would become immediately exercisable (where $0 is shown, the exercise price is greater than the stock price as of December 31, 2008).

    All performance units become vested (based on the assumption that all performance goals were achieved at target).

  E. Renae Conley
  President and CEO, Entergy Gulf States Louisiana and Entergy Louisiana

  The following table shows certain payments and benefits, excluding vested or earned awards and benefits, which the President & CEO, Entergy Gulf States Louisiana and Entergy Louisiana would have been entitled to receive as a result of a termination of her employment under various scenarios as of December 31, 2008:

Benefits and Payments Upon Termination(1)	Voluntary Resignation	For Cause	Termination for Good Reason or Not for Cause	Retirement(6)	Disability	Death	Change in Control(8)	Termination Related to a Change in Control

Severance Payment(2)	---	---	---	---	---	---	---	$1,304,575
Performance Units:(3)
2007-2009 Performance Unit Program	---	---	---	---	$116,382	$116,382	$174,573	$174,573
2008-2010 Performance Unit Program	---	---	---	---	$38,794	$38,794	$116,382	$116,382

Unvested Stock Options(4)	---	---	---	---	$66,928	$0(7)	$0	$66,928
Medical and Dental Benefits(5)	---	---	---	---	---	---	---	$7,896
280G Tax Gross-up	---	---	---	---	---	---	---	---

1

  In addition to the payments and benefits in the table, Ms. Conley also would have been entitled to receive her vested pension benefits. For a description of the pension benefits available to Named Executive Officers, see "2008 Pension Benefits." If Ms. Conley's employment were terminated under certain conditions relating to a change in control, she would also be eligible for early retirement benefits, which are described in "2008 Pension Benefits." If Ms. Conley's employment were terminated "for cause," she would forfeit her supplemental credited service and System Executive Retirement Plan supplemental benefits.

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

  2007 - 2009 Plan - 2,100 performance units at target, assuming a stock price of $83.13

  2008 - 2010 Plan - 1,400 performance units at target, assuming a stock price of $83.13

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

4

  In the event of disability or a termination related to a change in control, all of Ms. Conley's unvested stock options would immediately vest. In addition, she would be entitled to exercise her stock options for the remainder of the ten-year extending from the grant date of the options. For purposes of this table, it is assumed that Ms. Conley exercised her options immediately upon vesting and received proceeds equal to the difference between the closing price of common stock on December 31, 2008, and the applicable exercise price of each option share.

5

  Pursuant to the System Executive Continuity Plan, in the event of a termination related to a change in control, Ms. Conley would be eligible to receive subsidized medical and dental benefits for a period up to 18 months.

6	As of December 31, 2008, compensation and benefits available to Ms. Conley under this scenario are substantially the same as available with a voluntary resignation.
7

  Under the 2007 Equity Ownership Plan (applicable to grants of equity awards made after January 1, 2007), in the event of a plan participant's death, all unvested stock options would become immediately exercisable. Where $0 is shown, the exercise price is greater than the stock price as of December 31, 2008.

8

  Under the 2007 Equity Ownership Plan, plan participants are entitled to receive an acceleration of certain benefits based solely upon a change of control in the Company without regard to whether their employment is terminated as a result of a change of control.  The accelerated benefits in the event of a change in control are as follows:

    All unvested stock options would become immediately exercisable (where $0 is shown, the exercise price is greater than the stock price as of December 31, 2008)
    All performance units become vested (based on the assumption that all performance goals were achieved at target).

  Leo P. Denault
  Executive Vice President and Chief Financial Officer

  The following table shows certain payments and benefits, excluding vested or earned awards and benefits, which the Executive Vice President and Chief Financial Officer would have been entitled to receive as a result of a termination of his employment under various scenarios as of December 31, 2008:

Benefits and Payments Upon Termination(1)	Voluntary Resignation	For Cause	Termination for Good Reason or Not for Cause	Retirement(8)	Disability	Death	Change in Control(10)	Termination Related to a Change in Control

Severance Payment(2)	---	---	$3,202,290	---	---	---	---	$3,202,290
Performance Units:(3)
2007-2009 Performance Unit Program	---	---	$374,085	---	$374,085	$374,085	$374,085	$374,085
2008-2010 Performance Unit Program	---	---	$324,207	---	$324,207	$324,207	$324,207	$324,207
Unvested Stock Options(4)	---	---	$0	---	$237,338	$0(9)	$0	$237,338
Unvested Restricted Units(5)	---	---	$1,995,120	---	$1,995,120	$1,995,120	$1,995,120	$1,995,120
COBRA Benefits(6)	---	---	$13,962	---	---	---	---	---
Medical and Dental Benefits(7)	---	---	---	---	---	---	---	$13,962
280G Tax Gross-up	---	---	---	---	---	---	---	$4,118,338

1

  In addition to the payments and benefits in the table, Mr. Denault also would have been entitled to receive his vested pension benefits. If Mr. Denault's employment were terminated under certain conditions relating to a change in control, he would also be eligible for early retirement benefits. For a description of these benefits, see "2008 Pension Benefits." In addition, Mr. Denault is subject to the following provisions:

    Retention Agreement. Mr. Denault's retention agreement provides that, unless his employment is terminated for cause, he will be granted an additional 15 years of service under the System Executive Retirement Plan if he continues to work for an Entergy System company employer until age 55. Because Mr. Denault had not reached age 55 as of December 31, 2008, he is only entitled to this supplemental credited service and System Executive Retirement Plan benefits in the event of his death or disability.
    System Executive Retirement Plan. If Mr. Denault's employment were terminated for cause, he would not receive a benefit under the System Executive Retirement Plan. In the event of a termination related to a change in control, pursuant to the terms of the System Executive Retirement Plan, Mr. Denault would be eligible for subsidized retirement (but not the additional 15 years of service) upon his separation from service even if he does not then meet the age or service requirements for early retirement under the System Executive Retirement Plan or have company permission to separate from employment.

2

  In the event of a termination related to a change in control or a termination for good reason or not for cause, Mr. Denault would be entitled to receive pursuant to the System Executive Continuity Plan a lump sum severance payment equal to 2.99 times his base salary plus annual incentive, calculated at target opportunity.

452

3

  In the event of a termination related to a change in control, a termination for good reason or other than for cause, disability or death, Mr. Denault would have been entitled to receive under the terms of his retention agreement a lump sum payment relating to his performance units. The payment is calculated as if all performance goals relating to the performance units were achieved at target level. For purposes of the table, we have calculated the value of Mr. Denault's awards as follows:

  2007 - 2009 Plan - 4,500 performance units at target, assuming a stock price of $83.13

  2008 - 2010 Plan - 3,900 performance units at target, assuming a stock price of $83.13

4

  In the event of disability or a termination related to a change in control, all of Mr. Denault's unvested stock options would immediately vest. In addition, he would be entitled to exercise any unexercised options during a ten-year term extending from the grant date of the options. Further, pursuant to Mr. Denault's retention agreement, in the event of a termination for good reason or other than for cause, all of Mr. Denault's unvested stock options granted under the 2007 Equity Ownership Plan (applicable to grants of equity awards made after January 1, 2007) would immediately vest. For purposes of this table, we assumed that Mr. Denault exercised his options immediately upon vesting and received proceeds equal to the difference between the closing price of common stock on December 31, 2008, and the exercise price of each option share.

5

  Mr. Denault's 24,000 restricted units vest 1/3 in 2011, 1/3 in 2012 and 1/3 in 2013. Pursuant to his restricted unit agreement, any unvested restricted units will vest immediately in the event of change in control, termination related to a change in control, a termination for good reason or other than for cause, disability or death.

6

  Pursuant to his retention agreement, in the event of a termination by the company other than cause or disability or for good reason, Mr. Denault would be eligible to receive company-subsidized COBRA benefits for a period of 18 months.

7

  Pursuant to the System Executive Continuity Plan, in the event of a termination related to a change of control, Mr. Denault would be eligible to receive subsidized medical and dental benefits for a period up to 18 months.

8	As of December 31, 2008, compensation and benefits available to Mr. Denault under this scenario are substantially the same as available under a voluntary resignation.
9

  Under the 2007 Equity Ownership Plan, in the event of a plan participant's death, all unvested stock options would become immediately exercisable. Where $0 is shown, the exercise price is greater than the stock price as of December 31, 2008.

10

  Under the 2007 Equity Ownership Plan, plan participants are entitled to receive an acceleration of certain benefits based solely upon a change of control in the Company without regard to whether their employment is terminated as a result of a change of control.  The accelerated benefits in the event of a change in control are as follows:

    All unvested stock options would become immediately exercisable (where $0 is shown, the exercise price is greater than the stock price as of December 31, 2008); and
    All performance units become vested (based on the assumption that all performance goals were achieved at target)

  Joseph F. Domino
  President & CEO - Entergy Texas

  The following table shows certain payments and benefits, excluding vested or earned awards and benefits, which the President and CEO - Entergy TX would have been entitled to receive as a result of a termination of his employment under various scenarios as of December 31, 2008:

Benefits and Payments Upon Termination(1)	Voluntary Resignation	For Cause	Termination for Good Reason or Not for Cause	Retirement(6)	Disability	Death	Change in Control(8)	Termination Related to a Change in Control

Severance Payment(2)	---	---	---	---	---	---	---	$476,631
Performance Units:(3)
2007-2009 Performance Unit Program	---	---	---	$55,420	$55,420	$55,420	$83,130	$83,130
2008-2010 Performance Unit Program	---	---	---	$19,397	$19,397	$19,397	$58,191	$58,191

Unvested Stock Options(4)	---	---	---	$35,600	$35,600	$0(7)	$0	$35,600
Medical and Dental Benefits(5)	---	---	---	---	---	---	---	$11,772
280G Tax Gross-up	---	---	---	---	---	---	---	---

  In addition to the payments and benefits in the table, Mr. Domino also would have been entitled to receive his vested pension benefits. For a description of the pension benefits available to Named Executive Officers, see "2008 Pension Benefits." If Mr. Domino's employment were terminated under certain conditions relating to a change in control, he would also be eligible for early retirement benefits, which are described in "2008 Pension Benefits." If Mr. Domino's employment were terminated "for cause," he would forfeit his System Executive Retirement Plan and other similar supplemental benefits.

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

  2007 - 2009 Plan - 1,000 performance units at target, assuming a stock price of $83.13

  2008 - 2010 Plan - 700 performance units at target, assuming a stock price of $83.13

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

  In the event of retirement, disability or a termination related to a change in control, all of Mr. Domino's unvested stock options would immediately vest. In addition, he would be entitled to exercise his stock options for the remainder of the ten-year extending from the grant date of the options. For purposes of this table, it is assumed that Mr. Domino exercised his options immediately upon vesting and received proceeds equal to the difference between the closing price of common stock on December 31, 2008, and the applicable exercise price of each option share.

  Pursuant to the System Executive Continuity Plan, in the event of a termination related to a change in control, Mr. Domino would be eligible to receive subsidized medical and dental benefits for a period up to 12 months.

454

6

  As of December 31, 2008, compensation and benefits available to Mr. Domino under this scenario are substantially the same as available with a voluntary resignation. For information regarding these vested benefits, see the Pension Benefits table included in this Form 10-K.

  Under the 2007 Equity Ownership Plan (applicable to grants of equity awards made after January 1, 2007), in the event of a plan participant's death, all unvested stock options would become immediately exercisable. Where $0 is shown, the exercise price is greater than the stock price as of December 31, 2008.

8

  Under the 2007 Equity Ownership Plan, plan participants are entitled to receive an acceleration of certain benefits based solely upon a change of control in the Company without regard to whether their employment is terminated as a result of a change of control.  The accelerated benefits in the event of a change in control are as follows:

    All unvested stock options would become immediately exercisable (where $0 is shown, the exercise price is greater than the stock price as of December 31, 2008).
    All performance units become vested (based on the assumption that all performance goals were achieved at target).

  Haley R. Fisackerly
  President & CEO - Entergy Mississippi

  The following table shows certain payments and benefits, excluding vested or earned awards and benefits, which the President and CEO - Entergy Mississippi would have been entitled to receive as a result of a termination of his employment under various scenarios as of December 31, 2008:

Benefits and Payments Upon Termination(1)	Voluntary Resignation	For Cause	Termination for Good Reason or Not for Cause	Retirement (6)	Disability	Death	Change in Control(8)	Termination Related to a Change in Control

Severance Payment(2)	---	---	---	---	---	---	---	$385,000
Performance Units:(3)
2007-2009 Performance Unit Program	---	---	---	---	$27,710	$27,710	$41,565	$41,565
2008-2010 Performance Unit Program	---	---	---	---	$16,155	$16,155	$48,465	$48,465

Unvested Stock Options(4)	---	---	---	---	$14,240	$0(7)	$0	$14,240
Medical and Dental Benefits(5)	---	---	---	---	---	---	---	$15,820
280G Tax Gross-up	---	---	---	---	---	---	---	---

1

  In addition to the payments and benefits in the table, Mr. Fisackerly also would have been entitled to receive his vested pension benefits. For a description of the pension benefits available to Named Executive Officers, see "2008 Pension Benefits." If Mr. Fisackerly's employment were terminated under certain conditions relating to a change in control, he would also be eligible for early retirement benefits, which are described in "2008 Pension Benefits." If Mr. Fisackerly's employment were terminated "for cause," he would forfeit his System Executive Retirement Plan and other similar supplemental benefits.

2

  In the event of a termination related to a change in control, Mr. Fisackerly would be entitled to receive pursuant to the System Executive Continuity Plan a lump sum severance payment equal to one time the sum of his base salary plus annual incentive, calculated at target opportunity.

3

  In the event of a termination related to a change in control, Mr. Fisackerly would have been entitled to receive pursuant to the System Executive Continuity Plan a lump sum payment relating to his performance units. The payment is calculated as if all performance goals relating to the performance unit were achieved at target level. For purposes of the table, the value of Mr. Fisackerly's awards was calculated as follows:

  2007 - 2009 Plan - 500 performance units at target, assuming a stock price of $83.13

  2008 - 2010 Plan - 583 performance units at target, assuming a stock price of $83.13

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

455

4

  In the event of disability or a termination related to a change in control, all of Mr. Fisackerly's unvested stock options would immediately vest. In addition, he would be entitled to exercise his stock options for the remainder of the ten-year extending from the grant date of the options. For purposes of this table, it is assumed that Mr. Fisackerly exercised his options immediately upon vesting and received proceeds equal to the difference between the closing price of common stock on December 31, 2008, and the applicable exercise price of each option share.

5

  Pursuant to the System Executive Continuity Plan, in the event of a termination related to a change in control, Mr. Fisackerly would be eligible to receive subsidized medical and dental benefits for a period up to 12 months.

6	As of December 31, 2008, compensation and benefits available to Mr. Fisackerly under this scenario are substantially the same as available with a voluntary resignation.
7

  Under the 2007 Equity Ownership Plan (applicable to grants of equity awards made after January 1, 2007), in the event of a plan participant's death, all unvested stock options would become immediately exercisable. Where $0 is shown, the exercise price is greater than the stock price as of December 31, 2008.

  Under the 2007 Equity Ownership Plan, plan participants are entitled to receive an acceleration of certain benefits based solely upon a change of control in the Company without regard to whether their employment is terminated as a result of a change of control.  The accelerated benefits in the event of a change in control are as follows:

    All unvested stock options would become immediately exercisable (where $0 is shown, the exercise price is greater than the stock price as of December 31, 2008).
    All performance units become vested (based on the assumption that all performance goals were achieved at target).

  J. Wayne Leonard
  Chairman and Chief Executive Officer

  The following table shows certain payments and benefits, excluding vested or earned awards and benefits, which Entergy's Chairman and Chief Executive Officer would have been entitled to receive as a result of a termination of his employment under various scenarios as of December 31, 2008:

Benefits and Payments Upon Termination(1)	Voluntary Resignation	For Cause	Termination for Good Reason or Not for Cause	Retirement(8)	Disability	Death	Change in Control(10)	Termination Related to a Change in Control

Annual Incentive Payment(2)	---	---	---	---	---	---	---	$3,099,600
Severance Payment(3)	---	---	---	---	---	---	---	$8,495,487
Performance Units:(4)
2007-2008 Performance Unit Program	---	---	---	---	$1,318,996	$1,318,996	$1,978,494	$1,978,494
2008-2010 Performance Unit Program	---	---	---	---	$457,215	$457,215	$1,371,645	$1,371,645

Unvested Stock Options(5)	---	---	---	---	$996,800	$0(9)	$0	$996,800
Unvested Restricted Units(6)	---	---	$4,156,500	---	$4,156,500	$4,156,500	---	$4,156,500
Medical and Dental Benefits(7)	---	---	---	---	---	---	---	---
280G Tax Gross-up	---	---	---	---	---	---	---	---

1

  In addition to the payments and benefits in the table, Mr. Leonard also would have been entitled to receive his vested pension benefits. However, a termination "for cause" would have resulted in forfeiture of Mr. Leonard's supplemental retirement benefit. Mr. Leonard is not entitled to additional pension benefits in the event of a change in control. For additional information regarding these vested benefits and awards, see "2008 Pension Benefits."

  In the event of a termination related to a change in control, Mr. Leonard would have been entitled under his retention agreement to receive a lump sum payment of his cash annual incentive bonus under the Annual Incentive Plan calculated at maximum annual bonus opportunity. For purposes of this table, the award was calculated at 200% of target opportunity and base salary was assumed to be $1,291,500.

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

  2007 - 2009 Plan - 23,800 performance units at target, assuming a stock price of $83.13

  2008 - 2010 Plan - 16,500 performance units at target, assuming a stock price of $83.13

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

  In the event of disability or a termination related to a change in control, all of Mr. Leonard's unvested stock options would immediately vest. In addition, Mr. Leonard would be entitled to exercise any outstanding options during a ten-year term extending from the grant date of the options. For purposes of this table, it is assumed that Mr. Leonard exercised his options immediately upon vesting and received proceeds equal to the difference between the closing price of common stock on December 31, 2008, and the exercise price of each option share.

457

  Mr. Leonard's 50,000 restricted units vest in 2009. Pursuant to his restricted unit agreement, any unvested restricted units will vest immediately in the event of the termination of his employment by Mr. Leonard for good reason, by the Company other than for cause, or by reason of his death or disability.

7	Pursuant to Mr. Leonard's retention agreement, in the event of a termination related to a change of control, Mr. Leonard is not eligible to receive subsidized medical and dental benefits.
8	As of December 31, 2008, compensation and benefits available to Mr. Leonard under this scenario are substantially the same as available with a voluntary resignation.
9

  Under the 2007 Equity Ownership Plan (applicable to grants of equity awards made after January 1, 2007), in the event of a plan participant's death, all unvested stock options would become immediately exercisable. Where $0 is shown, the exercise price is greater than the stock price as of December 31, 2008.

  Under the 2007 Equity Ownership Plan, plan participants are entitled to receive an acceleration of certain benefits based solely upon a change of control in the Company without regard to whether their employment is terminated as a result of a change of control.  The accelerated benefits in the event of a change in control are as follows:

    All unvested stock options would become immediately exercisable (where $0 is shown, the exercise price is greater than the stock price as of December 31, 2008).
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

  Jay A. Lewis
  Vice President & Chief Financial Officer, Utility Operations Group

  The following table shows certain payments and benefits, excluding vested or earned awards and benefits, which the Vice President & Chief Financial Officer, Utility Operations Group would have been entitled to receive as a result of a termination of his employment under various scenarios as of December 31, 2008:

Benefits and Payments Upon Termination(1)	Voluntary Resignation	For Cause	Termination for Good Reason or Not for Cause	Retirement(5)	Disability	Death	Change in Control(7)	Termination Related to a Change in Control

Severance Payment(2)	---	---	---	---	---	---	---	---
Performance Units:(3)
2007-2009 Performance Unit Program	---	---	---	---	---	---	---	---
2008-2010 Performance Unit Program	---	---	---	---	---	---	---	---

Unvested Stock Options:(4)	---	---	---	---	$470	$0(6)	$0	---
280G Tax Gross-up	---	---	---	---	---	---	---	---

1

  In addition to the payments and benefits in the table, Mr. Lewis would have been entitled to receive his vested pension benefits. For information regarding these vested benefits, see "2008 Pension Benefits."

2	Mr. Lewis does not participate in the System Executive Continuity Plan.
3	Mr. Lewis does not participate in the Performance Unit Programs.
4

  In the event of disability, all of Mr. Lewis' unvested stock options would immediately vest. For purposes of this table, it is assumed that Mr. Lewis exercised his options immediately upon vesting and received proceeds equal to the difference between the closing price of common stock on December 31, 2008, and the applicable exercise price of each option share.

5	As of December 31, 2008, compensation and benefits available to Mr. Lewis under this scenario are substantially the same as available with a voluntary resignation.
6

  Under the 2007 Equity Ownership Plan (applicable to grants of equity awards made after January 1, 2007), in the event of a plan participant's death, all unvested stock options would become immediately exercisable. Where $0 is shown, the exercise price is greater than the stock price as of December 31, 2008.

  Under the 2007 Equity Ownership Plan, plan participants are entitled to receive an acceleration of certain benefits based solely upon a change of control in the Company without regard to whether their employment is terminated as a result of a change of control.  The accelerated benefits in the event of a change in control are as follows:

    All unvested stock options would become immediately exercisable (where $0 is shown, the exercise price is greater than the stock price as of December 31, 2008).
    All performance units become vested (based on the assumption that all performance goals were achieved at target).

  Hugh T. McDonald
  President & CEO, Entergy Arkansas

  The following table shows certain payments and benefits, excluding vested or earned awards and benefits, which the President & CEO, Entergy Arkansas would have been entitled to receive as a result of a termination of his employment under various scenarios as of December 31, 2008:

Benefits and Payments Upon Termination(1)	Voluntary Resignation	For Cause	Termination for Good Reason or Not for Cause	Retirement(6)	Disability	Death	Change in Control(8)	Termination Related to a Change in Control(5)

Severance Payment(2)	---	---	---	---	---	---	---	$483,198
Performance Units:(3)
2007-2009 Performance Unit Program	---	---	---	---	$55,420	$55,420	$83,130	$83,130
2008-2010 Performance Unit Program	---	---	---	---	$19,397	$19,397	$58,191	$58,191

Unvested Stock Options(4)	---	---	---	---	$35,600	$0(7)	$0	$35,600
Medical and Dental Benefits(5)	---	---	---	---	---	---	---	$15,820
280G Tax Gross-up	---	---	---	---	---	---	---	---

1

  In addition to the payments and benefits in the table, Mr. McDonald also would have been entitled to receive his vested pension benefits. For a description of the pension benefits available to Named Executive Officers, see "2008 Pension Benefits." If Mr. McDonald's employment were terminated under certain conditions relating to a change in control, he would also be eligible for early retirement benefits, which are described in "2008 Pension Benefits." If Mr. McDonald's employment were terminated "for cause," he would forfeit his Supplemental Executive Retirement Plan and other similar supplemental benefits.

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

  2007 - 2009 Plan - 1,000 performance units at target, assuming a stock price of $83.13

  2008 - 2010 Plan - 700 performance units at target, assuming a stock price of $83.13

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

4

  In the event of disability or a termination related to a change in control, all of Mr. McDonald's unvested stock options would immediately vest. In addition, he would be entitled to exercise his stock options for the remainder of the ten-year extending from the grant date of the options. For purposes of this table, it is assumed that Mr. McDonald exercised his options immediately upon vesting and received proceeds equal to the difference between the closing price of common stock on December 31, 2008, and the applicable exercise price of each option share.

5

  Pursuant to the System Executive Continuity Plan, in the event of a termination related to a change in control, Mr. McDonald would be eligible to receive subsidized medical and dental benefits for a period up to 12 months.

460

6	As of December 31, 2008, compensation and benefits available to Mr. McDonald under this scenario are substantially the same as available with a voluntary resignation.
7

  Under the 2007 Equity Ownership Plan (applicable to grants of equity awards made after January 1, 2007), in the event of a plan participant's death, all unvested stock options would become immediately exercisable. Where $0 is shown, the exercise price is greater than the stock price as of December 31, 2008.

  Under the 2007 Equity Ownership Plan, plan participants are entitled to receive an acceleration of certain benefits based solely upon a change of control in the Company without regard to whether their employment is terminated as a result of a change of control.  The accelerated benefits in the event of a change in control are as follows:

    All unvested stock options would become immediately exercisable (where $0 is shown, the exercise price is greater than the stock price as of December 31, 2008).
    All performance units become vested (based on the assumption that all performance goals were achieved at target).

  Carolyn Shanks
  Former President & CEO, Entergy Mississippi

  The following table shows certain payments and benefits, excluding vested or earned awards and benefits, which the Former President & CEO, Entergy Mississippi would have been entitled to receive as a result of a termination of her employment under various scenarios as of December 31, 2008:

Benefits and Payments Upon Termination(1)	Voluntary Resignation	For Cause	Termination for Good Reason or Not for Cause	Retirement(7)	Disability	Death	Change in Control(9)	Termination Related to a Change in Control(5)

Severance Payment(2)	---	---	---	---	---	---	---	$475,710
Performance Units:(3)
2007-2007 Performance Unit Program	---	---	---	---	$55,420	$55,420	$83,130	$83,130
2008-2010 Performance Unit Program	---	---	---	---	$19,397	$19,397	$58,191	$58,191

Unvested Stock Options(4)	---	---	---	---	$35,600	$0(8)	$0	$35,600
Unvested Restricted Units(5)	---	---	---	---	---	---	---	$149,634
Medical and Dental Benefits(6)	---	---	---	---	---	---	---	$11,772
280G Tax Gross-up	---	---	---	---	---	---	---	---

1

  In addition to the payments and benefits in the table, Ms. Shanks also would have been entitled to receive her vested pension benefits. For a description of the pension benefits available to Named Executive Officers, see "2008 Pension Benefits." If Ms. Shanks' employment were terminated under certain conditions relating to a change in control, she would also be eligible for early retirement benefits, which are described in "2008 Pension Benefits." If Ms. Shanks' employment were terminated "for cause," she would forfeit her System Executive Retirement Plan and other similar supplemental benefits.

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

  2007 - 2009 Plan - 1,000 performance units at target, assuming a stock price of $83.13

  2008 - 2010 Plan - 700 performance units at target, assuming a stock price of $83.13

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

461

4

  In the event of disability or a termination related to a change in control, all of Ms. Shanks' unvested stock options would immediately vest. In addition, she would be entitled to exercise her stock options for the remainder of the ten-year extending from the grant date of the options. For purposes of this table, it is assumed that Ms. Shanks exercised her options immediately upon vesting and received proceeds equal to the difference between the closing price of common stock on December 31, 2008, and the applicable exercise price of each option share.

5	Ms. Shanks' 1,800 restricted units vest in 2011. In the event of a termination related to a change in control, any unvested restricted units would vest immediately.
6

  Pursuant to the System Executive Continuity Plan, in the event of a termination related to a change in control, Ms. Shanks would be eligible to receive subsidized medical and dental benefits for a period of 12 months.

7	As of December 31, 2008, compensation and benefits available to Ms. Shanks under this scenario are substantially the same as available with a voluntary resignation.
8

  Under the 2007 Equity Ownership Plan (applicable to grants of equity awards made after January 1, 2007), in the event of a plan participant's death, all unvested stock options would become immediately exercisable. Where $0 is shown, the exercise price is greater than the stock price as of December 31, 2008.

  Under the 2007 Equity Ownership Plan, plan participants are entitled to receive an acceleration of certain benefits based solely upon a change of control in the Company without regard to whether their employment is terminated as a result of a change of control.  The accelerated benefits in the event of a change in control are as follows:

    All unvested stock options would become immediately exercisable (where $0 is shown, the exercise price is greater than the stock price as of December 31, 2008).
    All performance units become vested (based on the assumption that all performance goals were achieved at target).

  Richard J. Smith
  President and Chief Operating Officer

  The following table shows certain payments and benefits, excluding vested or earned awards and benefits, which the President and Chief Operating Officer would have been entitled to receive as a result of a termination of his employment under various scenarios as of December 31, 2008:

Benefits and Payments Upon Termination(1)	Voluntary Resignation	For Cause	Termination for Good Reason or Not for Cause	Retirement(6)	Disability	Death	Change in Control(8)	Termination Related to a Change in Control

Severance Payment(2)	---	---	---	---	---	---	---	$3,278,535
Performance Units:(3)
2007-2009 Performance Unit Program	---	---	---	---	$249,390	$249,390	$374,085	$374,085
2008-2010 Performance Unit Program	---	---	---	---	$108,069	$108,069	$324,207	$324,207

Unvested Stock Options(4)	---	---	---	---	$237,338	$0(7)	$0	$237,338
Medical and Dental Benefits(5)	---	---	---	---	---	---	---	$17,658
280G Tax Gross-up	---	---	---	---	---	---	---	---

1

  In addition to the payments and benefits in the table, Mr. Smith also would have been entitled to receive his vested pension benefits. For a description of the pension benefits available to Named Executive Officers, see "2008 Pension Benefits." In the event of a termination related to a change in control, pursuant to the terms of the Pension Equalization Plan, Mr. Smith would be eligible for subsidized early retirement even if he does not have company permission to separate from employment. If Mr. Smith's employment were terminated for cause, he would not receive a benefit under the Pension Equalization Plan.

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

  2007 - 2009 Plan - 4,500 performance units at target, assuming a stock price of $83.13

  2008 - 2010 Plan - 3,900 performance units at target, assuming a stock price of $83.13

  With respect to death or disability, the award is pro-rated based on the number of months of participation in each Performance Unit Program performance cycle. The amount of the award is based on actual performance achieved, with a stock price set as of the end of the performance period, and payable in the form of a lump sum after the completion of the performance period.

4

  In the event of disability or a termination related to a change in control, all of Mr. Smith's unvested stock options would immediately vest. In addition, he would be entitled to exercise his stock options for the remainder of the ten-year term extending from the grant date of the options. For purposes of this table, it is assumed that Mr. Smith exercised his options immediately upon vesting and received proceeds equal to the difference between the closing price of common stock on December 31, 2008, and the exercise price of each option share.

5

  Pursuant to the System Executive Continuity Plan, in the event of a termination related to a change in control, Mr. Smith would be eligible to receive subsidized medical and dental benefits for a period up to 18 months.

6	As of December 31, 2008, compensation and benefits available to Mr. Smith under this scenario are substantially the same as available with a voluntary resignation.

463

7

  Under the 2007 Equity Ownership Plan (applicable to grants of equity awards made after January 1, 2007), in the event of a plan participant's death, all unvested stock options would become immediately exercisable. Where $0 is shown, the exercise price is greater than the stock price as of December 31, 2008.

8

  Under the 2007 Equity Ownership Plan, plan participants are entitled to receive an acceleration of certain benefits based solely upon a change of control in the Company without regard to whether their employment is terminated as a result of a change of control.  The accelerated benefits in the event of a change in control are as follows:

    All unvested stock options would become immediately exercisable (where $0 is shown, the exercise price is greater than the stock price as of December 31, 2008).
    All performance units become vested (based on the assumption that all performance goals were achieved at target)

  Roderick K. West
  President & CEO, Entergy New Orleans

  The following table shows certain payments and benefits, excluding vested or earned awards and benefits, which the President & CEO, Entergy New Orleans would have been entitled to receive as a result of a termination of her employment under various scenarios as of December 31, 2008:
Benefits and Payments Upon Termination(1)	Voluntary Resignation	For Cause	Termination for Good Reason or Not for Cause	Retirement(6)	Disability	Death	Change in Control(9)	Termination Related to a Change in Control

Severance Payment(2)	---	---	---	---	---	---	---	$441,000
Performance Units:(3)
2007-2009 Performance Unit Program	---	---	---	---	$55,420	$55,420	$83,130	$83,130
2008-2010 Performance Unit Program	---	---	---	---	$19,397	$19,397	$58,191	$58,191

Unvested Stock Options(4)	---	---	---	---	$9,498	$0 (7)	$0	$9,498
Unvested Restricted Units(8)	---	---	---	---	---	---	$1,246,950	$1,246,950
Medical and Dental Benefits(5)	---	---	---	---	---	---	---	$15,820
280G Tax Gross-up	---	---	---	---	---	---	---	$834,896

1

  In addition to the payments and benefits in the table, Mr. West also would have been entitled to receive his vested pension benefits. For a description of the pension benefits available to Named Executive Officers, see "2008 Pension Benefits." If Mr. West's employment were terminated under certain conditions relating to a change in control, he would also be eligible for early retirement benefits, which are described in "2008 Pension Benefits." If Mr. West's employment were terminated "for cause," he would forfeit his System Executive Retirement Plan and other similar supplemental benefits.

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

  2007 - 2009 Plan - 1,000 performance units at target, assuming a stock price of $83.13

  2008 - 2010 Plan - 700 performance units at target, assuming a stock price of $83.13

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

464

4

  In the event of disability or a termination related to a change in control, all of Mr. West's unvested stock options would immediately vest. In addition, he would be entitled to exercise his stock options for a ten-year term extending from the grant date of the options. For purposes of this table, it is assumed that Mr. West exercised his options immediately upon vesting and received proceeds equal to the difference between the closing price of common stock on December 31, 2008, and the applicable exercise price of each option share.

5	Pursuant to the System Executive Continuity Plan, in the event of a change in control, Mr. West would be eligible to receive subsidized medical and dental benefits for period up to 12 months.
6	As of December 31, 2008, compensation and benefits available to Mr. West under this scenario are substantially the same as available with a voluntary resignation.
7

  Under the 2007 Equity Ownership Plan (applicable to grants of equity awards made after January 1, 2007), in the event of a plan participant's death, all unvested stock options would become immediately exercisable. Where $0 is shown, the exercise price is greater than the stock price as of December 31, 2008.

8	Mr. West's 15,000 restricted unit vest 100% in 2013. Pursuant to his restricted unit agreement, any unvested restricted units will vest immediately in the event of a change of control.
9

  Under the 2007 Equity Ownership Plan, plan participants are entitled to receive an acceleration of certain benefits based solely upon a change of control in the Company without regard to whether their employment is terminated as a result of a change of control.  The accelerated benefits in the event of a change in control are as follows:

    All unvested stock options would become immediately exercisable (where $0 is shown, the exercise price is greater than the stock price as of December 31, 2008).
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

  Compensation of Directors

  For information regarding compensation of the directors of Entergy Corporation, see the Proxy Statement under the heading "Director Compensation", which information is incorporated herein by reference. The Boards of Directors of Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans and Entergy Texas are comprised solely of employee directors who receive no compensation for service as directors.

  Item 12. Security Ownership of Certain Beneficial Owners and Management

  Entergy Corporation owns 100% of the outstanding common stock of registrants Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans and Entergy Texas. The information with respect to persons known by Entergy Corporation to be beneficial owners of more than 5% of Entergy Corporation's outstanding common stock is included under the heading "Stockholders Who Own at Least Five Percent" in the Proxy Statement, which information is incorporated herein by reference. The registrants know of no contractual arrangements that may, at a subsequent date, result in a change in control of any of the registrants.

  The following table sets forth the beneficial ownership of Common Stock of Entergy Corporation and stock-based units as of December 31, 2008 for all directors and Named Executive Officers. Unless otherwise noted, each person had sole voting and investment power over the number of shares of Common Stock and stock-based units of Entergy Corporation set forth across from his or her name.

Name	Shares (1)	Options Exercisable Within 60 Days	Stock Units (2)

Entergy Corporation
Maureen S. Bateman*	6,100	-	6,400
W. Frank Blount*	11,634	-	16,800
Simon D. deBree*	3,347	-	5,437
Leo P. Denault**	1,531	237,357	753
Gary W. Edwards* (4)	2,000	-	2,231
Alexis Herman*	3,300	-	4,000
Donald C. Hintz* (4)	8,054	320,000	3,200
J. Wayne Leonard***	120,453	2,010,333	113,977
Stuart L. Levenick*	2,000	-	2,231
James R. Nichols* (3)	8,926	-	17,826
William A. Percy, II* (4)	5,350	-	6,654
Mark T. Savoff**	661	114,133	231
Richard J. Smith**	7,753	412,472	1,813
W. J. Tauzin*	1,900	-	2,093
Gary J. Taylor**	1,339	264,834	512
Steven V. Wilkinson*	3,055	-	3,627
All directors and executive
officers as a group (21 persons)	207,529	3,811,231	189,542

Name	Shares (1)	Options Exercisable Within 60 Days	Stock Units (2)

Entergy Arkansas
Theodore H. Bunting, Jr.**	595	20,867	128
Leo P. Denault***	1,531	237,357	753
J. Wayne Leonard**	120,453	2,010,333	113,977
Jay A. Lewis**	924	15,784	-
Hugh T. McDonald***	5,742	71,554	18,554
Mark T. Savoff*	661	114,133	231
Richard J. Smith**	7,753	412,472	1,813
Gary J. Taylor*	1,339	264,834	512
All directors and executive
officers as a group (12 persons)	158,529	3,578,569	137,597

Entergy Gulf States Louisiana
Theodore H. Bunting, Jr.**	595	20,867	128
E. Renae Conley***	2,422	52,163	13,707
Leo P. Denault***	1,531	237,357	753
J. Wayne Leonard**	120,453	2,010,333	113,977
Jay A. Lewis**	924	15,784	-
Mark T. Savoff*	661	114,133	231
Richard J. Smith**	7,753	412,472	1,813
Gary J. Taylor*	1,339	264,834	512
All directors and executive
officers as a group (12 persons)	155,209	3,559,178	132,750

Entergy Louisiana
Theodore H. Bunting, Jr.**	595	20,867	128
E. Renae Conley***	2,422	52,163	13,707
Leo P. Denault***	1,531	237,357	753
J. Wayne Leonard**	120,453	2,010,333	113,977
Jay A. Lewis**	924	15,784	-
Mark T. Savoff*	661	114,133	231
Richard J. Smith**	7,753	412,472	1,813
Gary J. Taylor*	1,339	264,834	512
All directors and executive
officers as a group (12 persons)	155,209	3,559,178	132,750

Entergy Mississippi
Theodore H. Bunting, Jr.**	595	20,867	128
Leo P. Denault***	1,531	237,357	753
Haley R. Fisackerly***	1,583	4,333	-
J. Wayne Leonard**	120,453	2,010,333	113,977
Jay A. Lewis**	924	15,784	-
Mark T. Savoff*	661	114,133	231
Carolyn C. Shanks**	2,156	51,833	294
Richard J. Smith**	7,753	412,472	1,813
Gary J. Taylor*	1,339	264,834	512
All directors and executive
officers as a group (13 persons)	156,526	3,563,181	119,337

Name	Shares (1)	Options Exercisable Within 60 Days	Stock Units (2)

Entergy New Orleans
Theodore H. Bunting, Jr.**	595	20,867	128
Tracie L. Boutte*	2,220	8,933	7
Leo P. Denault**	1,531	237,357	753
J. Wayne Leonard**	120,453	2,010,333	113,977
Jay A. Lewis**	924	15,784	-
Richard J. Smith**	7,753	412,472	1,813
Gary J. Taylor*	1,339	264,834	512
Roderick K. West***	1,268	12,668	-
Sherri Winslow*	183	1,834	-
All directors and executive
officers as a group (14 persons)	156,458	3,530,450	119,050

Entergy Texas
Theodore H. Bunting, Jr.**	595	20,867	128
Leo P. Denault***	1,531	237,357	753
Joseph F. Domino***	4,651	48,333	357
J. Wayne Leonard**	120,453	2,010,333	113,977
Jay A. Lewis**	924	15,784	-
Mark T. Savoff*	661	114,133	231
Richard J. Smith**	7,753	412,472	1,813
Gary J. Taylor*	1,339	264,834	512
All directors and executive
officers as a group (12 persons)	157,438	3,555,348	119,400

*	Director of the respective Company
**	Named Executive Officer of the respective Company
***	Director and Named Executive Officer of the respective Company

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

(3)	Excludes 4,059 shares that are owned by a charitable foundation that Mr. Nichols controls.
(4)	Includes 1,200, 600 and 2,700 shares deferred by Mr. Edwards, Mr. Hintz and Mr. Percy, respectively, under the Equity Ownership Plan.

  Equity Compensation Plan Information

  The following table summarizes the equity compensation plan information as of December 31, 2008. Information is included for equity compensation plans approved by the stockholders and equity compensation plans not approved by the stockholders.

Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted Average Exercise Price (b)	Number of Securities Remaining Available for Future Issuance (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders (1)	9,225,608	$72.00	4,353,185
Equity compensation plans not approved by security holders(2)	1,872,723	$39.13	-
Total	11,098,331	$66.45	4,353,185

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

  Since December 31, 2007, none of the Subsidiaries or any of their affiliates has participated in any transaction involving an amount in excess of $120,000 in which any director or executive officer of any of the Subsidiaries, any nominee for director, or any immediate family member of the foregoing had a material interest as contemplated by Item 404(a) of Regulation S-K ("Related Party Transactions").

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

  Item 14. Principal Accountant Fees and Services (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas and System Energy)

  Aggregate fees billed to Entergy Corporation (consolidated), Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas and System Energy for the years ended December 31, 2008 and 2007 by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, "Deloitte & Touche"), which includes Deloitte Consulting were as follows:

	2008	2007
Entergy Corporation (consolidated)
Audit Fees	$10,587,151	$9,512,245
Audit-Related Fees (a)	778,689	507,851

Total audit and audit-related fees	11,365,840	10,020,096
Tax Fees (b)	-	11,396
All Other Fees	-	-

Total Fees (c)	$11,365,840	$10,031,492

Entergy Arkansas
Audit Fees	$885,674	$726,750
Audit-Related Fees (a)	-	-

Total audit and audit-related fees	885,674	726,750
Tax Fees	-	-
All Other Fees	-	-

Total Fees (c)	$885,674	$726,750

Entergy Gulf States Louisiana
Audit Fees (d)	$1,232,594	$2,753,000
Audit-Related Fees (a) (e)	200,000	112,000

Total audit and audit-related fees	1,432,594	2,865,000
Tax Fees	-	-
All Other Fees	-	-

Total Fees (c)	$1,432,594	$2,865,000

Entergy Louisiana
Audit Fees	$1,091,094	$764,250
Audit-Related Fees (a)	190,000	-

Total audit and audit-related fees	1,281,094	764,250
Tax Fees	-	-
All Other Fees	-	-

Total Fees (c)	$1,281,094	$764,250

	2008	2007
Entergy Mississippi
Audit Fees	$880,674	$801,750
Audit-Related Fees (a)	-	-

Total audit and audit-related fees	880,674	801,750
Tax Fees	-	-
All Other Fees	-	-

Total Fees (c)	$880,674	$801,750

Entergy New Orleans
Audit Fees	$806,658	$745,846
Audit-Related Fees (a)	-	-

Total audit and audit-related fees	806,658	745,846
Tax Fees	-	-
All Other Fees	-	-

Total Fees (c)	$806,658	$745,846

Entergy Texas
Audit Fees	$1,129,174	$1,376,500
Audit-Related Fees (a)	-	56,000

Total audit and audit-related fees	1,129,174	1,432,500
Tax Fees	-	-
All Other Fees	-	-

Total Fees (c)	$1,129,174	$1,432,500

System Energy
Audit Fees	$836,231	$748,750
Audit-Related Fees (a)	-	-

Total audit and audit-related fees	836,231	748,750
Tax Fees	-	-
All Other Fees	-	-

Total Fees (c)	$836,231	$748,750

(a)	Includes fees for employee benefit plan audits, consultation on financial accounting and reporting, and other attestation services.
(b)	Includes fees for tax return review and tax compliance assistance.
(c)	100% of fees paid in 2008 and 2007 were pre-approved by the Entergy Corporation Audit Committee.
(d)	Includes audit fees allocated to Entergy Texas of $1,376,500 in 2007.
(e)	Includes audit-related fees allocated to Entergy Texas of $56,000 in 2007.

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

  PART IV

  Item 15. Exhibits and Financial Statement Schedules

(a)1.

  Financial Statements and Independent Auditors' Reports for Entergy, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy are listed in the Table of Contents.

(a)2.

  Financial Statement Schedules

  Report of Independent Registered Public Accounting Firm (see page 487)

  Financial Statement Schedules are listed in the Index to Financial Statement Schedules (see page S-1)

(a)3.

  Exhibits

  Exhibits for Entergy, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy are listed in the Exhibit Index (see page E-1). Each management contract or compensatory plan or arrangement required to be filed as an exhibit hereto is identified as such by footnote in the Exhibit Index.

  ENTERGY CORPORATION

  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

ENTERGY CORPORATION By /s/ Theodore H. Bunting, Jr. Theodore H. Bunting, Jr. Senior Vice President and Chief Accounting Officer Date: February 27, 2009

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature	Title	Date

/s/ Theodore H. Bunting, Jr. Theodore H. Bunting, Jr.	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 27, 2009

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

By: /s/ Theodore H. Bunting, Jr. (Theodore H. Bunting, Jr., Attorney-in-fact)	February 27, 2009

  ENTERGY ARKANSAS, INC.

  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

ENTERGY ARKANSAS, INC. By /s/ Theodore H. Bunting, Jr. Theodore H. Bunting, Jr. Senior Vice President and Chief Accounting Officer Date: February 27, 2009

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature	Title	Date

/s/ Theodore H. Bunting, Jr. Theodore H. Bunting, Jr.	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer and acting Principal Financial Officer)	February 27, 2009

  Hugh T. McDonald (Chairman of the Board, President, Chief Executive Officer, and Director; Principal Executive Officer); Leo P. Denault, Mark T. Savoff, and Gary J. Taylor (Directors).

By: /s/ Theodore H. Bunting, Jr. (Theodore H. Bunting, Jr., Attorney-in-fact)	February 27, 2009

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

ENTERGY GULF STATES LOUISIANA, L.L.C. By /s/ Theodore H. Bunting, Jr. Theodore H. Bunting, Jr. Senior Vice President and Chief Accounting Officer Date: February 27, 2009

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature	Title	Date

/s/ Theodore H. Bunting, Jr. Theodore H. Bunting, Jr.	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer and acting Principal Financial Officer)	February 27, 2009

  E. Renae Conley (Chair of the Board, President, Chief Executive Officer, and Director; Principal Executive Officer); Leo P. Denault, Mark T. Savoff, and Gary J. Taylor (Directors).

By: /s/ Theodore H. Bunting, Jr. (Theodore H. Bunting, Jr., Attorney-in-fact)	February 27, 2009

  ENTERGY LOUISIANA, LLC

  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

ENTERGY LOUISIANA, LLC By /s/ Theodore H. Bunting, Jr. Theodore H. Bunting, Jr. Senior Vice President and Chief Accounting Officer Date: February 27, 2009

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature	Title	Date

/s/ Theodore H. Bunting, Jr. Theodore H. Bunting, Jr.	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer and acting Principal Financial Officer)	February 27, 2009

  E. Renae Conley (Chair of the Board, President, Chief Executive Officer, and Director; Principal Executive Officer); Leo P. Denault, Mark T. Savoff, and Gary J. Taylor (Directors).

By: /s/ Theodore H. Bunting, Jr. (Theodore H. Bunting, Jr., Attorney-in-fact)	February 27, 2009

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

ENTERGY MISSISSIPPI, INC. By /s/ Theodore H. Bunting, Jr. Theodore H. Bunting, Jr. Senior Vice President and Chief Accounting Officer Date: February 27, 2009

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature	Title	Date

/s/ Theodore H. Bunting, Jr. Theodore H. Bunting, Jr.	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer and acting Principal Financial Officer)	February 27, 2009

  Haley R. Fisackerly (Chairman, President, Chief Executive Officer, and Director; Principal Executive Officer); Leo P. Denault, Mark T. Savoff, and Gary J. Taylor (Directors).

By: /s/ Theodore H. Bunting, Jr. (Theodore H. Bunting, Jr., Attorney-in-fact)	February 27, 2009

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

ENTERGY NEW ORLEANS, INC. By /s/ Theodore H. Bunting, Jr. Theodore H. Bunting, Jr. Senior Vice President and Chief Accounting Officer Date: February 27, 2009

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature	Title	Date

/s/ Theodore H. Bunting, Jr. Theodore H. Bunting, Jr.	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer and acting Principal Financial Officer)	February 27, 2009

  Roderick K. West (Chairman, President, Chief Executive Officer, and Director; Principal Executive Officer); Tracie L. Boutte, Gary J. Taylor, and Sherri Winslow (Directors).

By: /s/ Theodore H. Bunting, Jr. (Theodore H. Bunting, Jr., Attorney-in-fact)	February 27, 2009

  ENTERGY TEXAS, INC.

  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

ENTERGY TEXAS, INC. By /s/ Theodore H. Bunting, Jr. Theodore H. Bunting, Jr. Senior Vice President and Chief Accounting Officer Date: February 27, 2009

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature	Title	Date

/s/ Theodore H. Bunting, Jr. Theodore H. Bunting, Jr.	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer and acting Principal Financial Officer)	February 27, 2009

  Joseph F. Domino (Chairman of the Board, President, Chief Executive Officer, and Director; Principal Executive Officer); Leo P. Denault, Mark T. Savoff, and Gary J. Taylor (Directors).

By: /s/ Theodore H. Bunting, Jr. (Theodore H. Bunting, Jr., Attorney-in-fact)	February 27, 2009

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

SYSTEM ENERGY RESOURCES, INC. By /s/ Theodore H. Bunting, Jr. Theodore H. Bunting, Jr. Senior Vice President and Chief Accounting Officer Date: February 27, 2009

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature	Title	Date

/s/ Theodore H. Bunting, Jr. Theodore H. Bunting, Jr.	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 27, 2009

  Michael R. Kansler (Chairman, President, Chief Executive Officer, and Director; Principal Executive Officer); Wanda C. Curry (Vice President, Chief Financial Officer - Nuclear Operations; Principal Financial Officer); Leo P. Denault and Steven C. McNeal (Directors).

By: /s/ Theodore H. Bunting, Jr. (Theodore H. Bunting, Jr., Attorney-in-fact)	February 27, 2009

  EXHIBIT 23(a)

  CONSENTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

  We consent to the incorporation by reference in Post-Effective Amendments No. 3 and 5A on Form S-8 and their related prospectuses to Registration Statement No. 33-54298 on Form S-4 and Registration Statements No. 333-55692, 333-68950, 333-75097, 333-90914, 333-98179, 333-140183, and 333-142055 on Form S-8 of our reports dated February 27, 2009, relating to the consolidated financial statements and consolidated financial statement schedule of Entergy Corporation and Subsidiaries and the effectiveness of Entergy Corporation and Subsidiaries' internal control over financial reporting, appearing in this Annual Report on Form 10-K of Entergy Corporation and Subsidiaries for the year ended December 31, 2008.

  We consent to the incorporation by reference in Registration Statements No. 333-127780 and 333-132653 on Form S-3 of our reports dated February 27, 2009, relating to the financial statements and financial statement schedule of Entergy Arkansas, Inc. and the effectiveness of Entergy Arkansas, Inc.'s internal control over financial reporting, appearing in this Annual Report on Form 10-K of Entergy Arkansas, Inc. for the year ended December 31, 2008.

  We consent to the incorporation by reference in Registration Statement No. 333-156435 on Form S-3 and Registration Statement No. 333-153623 on Form S-4 of our reports dated February 27, 2009, relating to the financial statements of Entergy Gulf States Louisiana, L.L.C. (which report expresses an unqualified opinion and includes an explanatory paragraph regarding the effects of the distribution of certain assets and liabilities to Entergy Texas, Inc. and Subsidiaries as part of a jurisdictional separation plan), financial statement schedule, and the effectiveness of Entergy Gulf States Louisiana, L.L.C.'s internal control over financial reporting, appearing in this Annual Report on Form 10-K of Entergy Gulf States Louisiana, L.L.C. for the year ended December 31, 2008.

  We consent to the incorporation by reference in Registration Statement 333-132660 on Form S-3 of our reports dated February 27, 2009, relating to the financial statements and financial statement schedule of Entergy Louisiana, LLC and the effectiveness of Entergy Louisiana, LLC's internal control over financial reporting, appearing in this Annual Report on Form 10-K of Entergy Louisiana, LLC for the year ended December 31, 2008.

  We consent to the incorporation by reference in Registration Statement No. 333-132658 on Form S-3 of our reports dated February 27, 2009, relating to the financial statements and financial statement schedule of Entergy Mississippi, Inc. and the effectiveness of Entergy Mississippi, Inc.'s internal control over financial reporting, appearing in this Annual Report on Form 10-K of Entergy Mississippi, Inc. for the year ended December 31, 2008.

  We consent to the incorporation by reference in Registration Statement No. 333-155584 on Form S-3 of our reports dated February 27, 2009, relating to the financial statements and financial statement schedule of Entergy New Orleans, Inc., and the effectiveness of Entergy New Orleans, Inc.'s internal control over financial reporting, appearing in this Annual Report on Form 10-K of Entergy New Orleans, Inc. for the year ended December 31, 2008.

  We consent to the incorporation by reference in Registration Statement No. 333-153442 on Form S-3 of our reports dated February 27, 2009, relating to the consolidated financial statements of Entergy Texas, Inc. and Subsidiaries (which report expresses an unqualified opinion and includes an explanatory paragraph regarding the effects of distribution of certain assets and liabilities from Entergy Gulf States, Inc. to Entergy Texas, Inc. and Subsidiaries as part of the jurisdictional separation plan), financial statement schedule, and the effectiveness of Entergy Texas, Inc. and Subsidiaries' internal control over financial reporting, appearing in this Annual Report on Form 10-K of Entergy Texas, Inc. and Subsidiaries for the year ended December 31, 2008.

  We consent to the incorporation by reference in Registration Statement No. 333-156718 on Form S-3 of our reports dated February 27, 2009, relating to the financial statements of System Energy Resources, Inc. and the effectiveness of System Energy Resources, Inc.'s internal control over financial reporting, appearing in this Annual Report on Form 10-K of System Energy Resources, Inc. for the year ended December 31, 2008.

  DELOITTE & TOUCHE LLP

  New Orleans, Louisiana
  February 27, 2009

  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

  To the Board of Directors and Shareholders of
  Entergy Corporation and Subsidiaries
  Entergy Arkansas, Inc.
  Entergy Mississippi, Inc.
  Entergy New Orleans, Inc.
  Entergy Texas, Inc. and Subsidiaries

  To the Board of Directors and Members of
  Entergy Gulf States Louisiana, L.L.C.
  Entergy Louisiana, LLC

  We have audited the consolidated financial statements of Entergy Corporation and Subsidiaries (the "Corporation") and we have also audited the financial statements of Entergy Arkansas, Inc., Entergy Gulf States Louisiana, L.L.C., Entergy Louisiana, LLC, Entergy Mississippi, Inc., Entergy New Orleans, Inc., and Entergy Texas, Inc. and Subsidiaries (collectively the "Companies") as of December 31, 2008 and 2007, and for each of the three years in the period ended December 31, 2008, and the Corporation's and the respective Companies' internal control over financial reporting as of December 31, 2008, and have issued our reports thereon dated February 27, 2009. Our report on the financial statements of Entergy Gulf States Louisiana, L.L.C. expresses an unqualified opinion and includes an explanatory paragraph regarding the effects of the distribution of certain assets and liabilities to Entergy Texas, Inc. and Subsidiaries as part of a jurisdictional separation plan. Our report on the financial statements of Entergy Texas, Inc. and Subsidiaries expresses an unqualified opinion and includes an explanatory paragraph regarding the effects of the distribution of certain assets and liabilities from Entergy Gulf States, Inc. to Entergy Texas, Inc. and Subsidiaries as part of a jurisdictional separation plan. The financial statements described above and our reports thereon are included elsewhere in this 2008 Annual Report on Form 10-K. Our audits also included the financial statement schedules of the Corporation and the respective Companies listed in Item 15. These financial statement schedules are the responsibility of the Corporation's and the respective Companies' managements. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

  DELOITTE & TOUCHE LLP

  New Orleans, Louisiana
  February 27, 2009

  (Page left blank intentionally)

   Schedules other than those listed above are omitted because they are not required, not applicable, or the required information is shown in the financial statements or notes thereto.

  Columns have been omitted from schedules filed because the information is not applicable.

  S-1

ENTERGY CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2008, 2007, and 2006
(In Thousands)

Column A	Column B	Column C	Column D	Column E
			Other
		Additions	Changes
			Deductions
	Balance at		from	Balance
	Beginning	Charged to Income	Provisions	at End
Description	of Period	or Regulatory Assets	(1)	of Period
Year ended December 31, 2008
Accumulated Provisions
Deducted from Assets--
Doubtful Accounts	$25,789	($179)	$-	$25,610
Accumulated Provisions Not
Deducted from Assets (2)	$133,406	$56,826	$42,780	$147,452

Year ended December 31, 2007
Accumulated Provisions
Deducted from Assets--
Doubtful Accounts	$29,911	($4,122)	$-	$25,789
Accumulated Provisions Not
Deducted from Assets (2)	$97,287	$63,262	$27,143	$133,406

Year ended December 31, 2006
Accumulated Provisions
Deducted from Assets--
Doubtful Accounts	$30,805	$19,020	$30,477	$19,348
Accumulated Provisions Not
Deducted from Assets (2)	$144,880	$75,772	$131,750	$88,902
___________
Notes:
(1) Deductions from provisions represent losses or expenses for which the respective provisions were created. In the case of the provision for doubtful accounts, such deductions are reduced by recoveries of amounts previously written off.

(2) Accumulated provisions not deducted from assets includes provisions for property insurance, injuries and damages, environmental, and pension related items.

S-2

ENTERGY ARKANSAS, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2008, 2007, and 2006
(In Thousands)

Column A	Column B	Column C	Column D	Column E
			Other
		Additions	Changes
			Deductions
	Balance at		from	Balance
	Beginning	Charged to Income	Provisions	at End
Description	of Period	or Regulatory Assets	(1)	of Period
Year ended December 31, 2008
Accumulated Provisions
Deducted from Assets--
Doubtful Accounts	$16,649	$3,233	$-	$19,882
Accumulated Provisions Not
Deducted from Assets (2)	$14,414	$1,397	($114)	$15,925

Year ended December 31, 2007
Accumulated Provisions
Deducted from Assets--
Doubtful Accounts	$15,257	$1,392	$-	$16,649
Accumulated Provisions Not
Deducted from Assets (2)	$14,539	$5,219	$5,344	$14,414

Year ended December 31, 2006
Accumulated Provisions
Deducted from Assets--
Doubtful Accounts	$15,777	$10,432	$10,952	$15,257
Accumulated Provisions Not
Deducted from Assets (2)	$12,963	$9,537	$7,961	$14,539
___________
Notes:
(1) Deductions from provisions represent losses or expenses for which the respective provisions were created. In the case of the provision for doubtful accounts, such deductions are reduced by recoveries of amounts previously written off.

(2) Accumulated provisions not deducted from assets includes provisions for property insurance, injuries and damages, environmental, and pension related items.

S-3

ENTERGY GULF STATES LOUISIANA, L.L.C.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2008, 2007, and 2006
(In Thousands)

Column A	Column B	Column C	Column D	Column E
			Other
		Additions	Changes
			Deductions
	Balance at		from	Balance
	Beginning	Charged to Income	Provisions	at End
Description	of Period	or Regulatory Assets	(1)	of Period
Year ended December 31, 2008
Accumulated Provisions
Deducted from Assets--
Doubtful Accounts	$979	$251	$-	$1,230
Accumulated Provisions
Not Deducted from Assets (2)	$11,887	$20,059	$18,050	$13,896

Year ended December 31, 2007
Accumulated Provisions
Deducted from Assets--
Doubtful Accounts	$759	$220	$-	$979
Accumulated Provisions
Not Deducted from Assets (2)	$21,245	$21,183	$30,541	$11,887

Year ended December 31, 2006
Accumulated Provisions
Deducted from Assets--
Doubtful Accounts	$2,096	($1,337)	$-	$759
Accumulated Provisions
Not Deducted from Assets (2)	$19,882	$21,142	$19,779	$21,245
___________
Notes:
(1) Deductions from provisions represent losses or expenses for which the respective provisions were created. In the case of the provision for doubtful accounts, such deductions are reduced by recoveries of amounts previously written off.

(2) Accumulated provisions not deducted from assets includes provisions for property insurance, injuries and damages, environmental, and pension related items.

S-4

ENTERGY LOUISIANA, LLC

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2008, 2007, and 2006
(In Thousands)

Column A	Column B	Column C	Column D	Column E
			Other
		Additions	Changes
			Deductions
	Balance at		from	Balance
	Beginning	Charged to Income	Provisions	at End
Description	of Period	or Regulatory Assets	(1)	of Period

Year ended December 31, 2008
Accumulated Provisions
Deducted from Assets--
Doubtful Accounts	$1,988	($290)	$-	$1,698
Accumulated Provisions Not
Deducted from Assets (2)	$18,405	$17,450	$15,939	$19,916

Year ended December 31, 2007
Accumulated Provisions
Deducted from Assets--
Doubtful Accounts	$1,856	$132	$-	$1,988
Accumulated Provisions Not
Deducted from Assets (2)	$23,798	$22,910	$28,303	$18,405

Year ended December 31, 2006
Accumulated Provisions
Deducted from Assets--
Doubtful Accounts	$6,141	$5,093	$9,378	$1,856
Accumulated Provisions Not
Deducted from Assets (2)	$21,738	$27,609	$25,549	$23,798

___________
Notes:
(1) Deductions from provisions represent losses or expenses for which the respective provisions were created. In the case of the provision for doubtful accounts, such deductions are reduced by recoveries of amounts previously written off.

(2) Accumulated provisions not deducted from assets includes provisions for property insurance, injuries and damages, environmental, and pension related items.

S-5

ENTERGY MISSISSIPPI, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2008, 2007, and 2006
(In Thousands)

Column A	Column B	Column C	Column D	Column E
			Other
		Additions	Changes
			Deductions
	Balance at		from	Balance
	Beginning	Charged to Income	Provisions	at End
Description	of Period	or Regulatory Assets	(1)	of Period
Year ended December 31, 2008
Accumulated Provisions
Deducted from Assets--
Doubtful Accounts	$615	$72	$-	$687
Accumulated Provisions Not
Deducted from Assets (2)	$50,264	$10,175	$23,482	$36,957

Year ended December 31, 2007
Accumulated Provisions
Deducted from Assets--
Doubtful Accounts	$615	$-	$-	$615
Accumulated Provisions Not
Deducted from Assets (2)	$10,036	$2,519	($37,709)	$50,264

Year ended December 31, 2006
Accumulated Provisions
Deducted from Assets--
Doubtful Accounts	$1,826	$351	$1,562	$615
Accumulated Provisions Not
Deducted from Assets (2)	$9,436	$9,513	$8,913	$10,036

___________
Notes:
(1) Deductions from provisions represent losses or expenses for which the respective provisions were created. In the case of the provision for doubtful accounts, such deductions are reduced by recoveries of amounts previously written off.

(2) Accumulated provisions not deducted from assets includes provisions for property insurance, injuries and damages, environmental, and pension related items.

S-6

ENTERGY NEW ORLEANS, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2008, 2007, and 2006
(In Thousands)

Column A	Column B	Column C	Column D	Column E
			Other
		Additions	Changes
			Deductions
	Balance at		from	Balance
	Beginning	Charged to Income	Provisions	at End
Description	of Period	or Regulatory Assets	(1)	of Period
Year ended December 31, 2008
Accumulated Provisions
Deducted from Assets--
Doubtful Accounts	$4,639	($3,527)	$-	$1,112
Accumulated Provisions Not
Deducted from Assets (2)	$14,329	$1,507	$5,227	$10,609

Year ended December 31, 2007
Accumulated Provisions
Deducted from Assets--
Doubtful Accounts	$10,563	($5,924)	$-	$4,639
Accumulated Provisions Not
Deducted from Assets (2)	$8,385	$1,062	($4,882)	$14,329

Year ended December 31, 2006
Accumulated Provisions
Deducted from Assets--
Doubtful Accounts	$25,422	$809	$15,668	$10,563
Accumulated Provisions Not
Deducted from Assets (2)	$2,119	$409	($5,857)	$8,385

___________
Notes:
(1) Deductions from provisions represent losses or expenses for which the respective provisions were created. In the case of the provision for doubtful accounts, such deductions are reduced by recoveries of amounts previously written off.

(2) Accumulated provisions not deducted from assets includes provisions for property insurance, injuries and damages, environmental, and pension related items.

S-7

ENTERGY TEXAS, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2008, 2007, and 2006
(In Thousands)

Column A	Column B	Column C	Column D	Column E
			Other
		Additions	Changes
			Deductions
	Balance at		from	Balance
	Beginning	Charged to Income	Provisions	at End
Description	of Period	or Regulatory Assets	(1)	of Period
Year ended December 31, 2008
Accumulated Provisions
Deducted from Assets--
Doubtful Accounts	$918	$83	$-	$1,001
Accumulated Provisions Not
Deducted from Assets (2)	$8,863	$4,885	$812	$12,936

Year ended December 31, 2007
Accumulated Provisions
Deducted from Assets--
Doubtful Accounts	$859	$59	$-	$918
Accumulated Provisions Not
Deducted from Assets (2)	$9,431	$5,311	$5,879	$8,863

Year ended December 31, 2006
Accumulated Provisions
Deducted from Assets--
Doubtful Accounts	$2,698	($1,839)	$-	$859
Accumulated Provisions Not
Deducted from Assets (2)	$8,794	$5,569	$4,932	$9,431

___________
Notes:
(1) Deductions from provisions represent losses or expenses for which the respective provisions were created. In the case of the provision for doubtful accounts, such deductions are reduced by recoveries of amounts previously written off.

(2) Accumulated provisions not deducted from assets includes provisions for property insurance, injuries and damages, environmental, and pension related items.

S-8

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

  (2) Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

  Entergy Gulf States Louisiana
(a) --	Plan of Merger of Entergy Gulf States, Inc. effective December 31, 2007 (2(ii) to Form 8-K15D5 dated January 7, 2008 in 333-148557).

  (3) Articles of Incorporation and By-laws

  Entergy Corporation
(a) 1 --	Restated Certificate of Incorporation of Entergy Corporation dated October 10, 2006 (3(a) to Form 10-Q for the quarter ended September 30, 2006).

(a) 2 --	By-Laws of Entergy Corporation as amended February 12, 2007, and as presently in effect (3(ii) to Form 8-K dated February 16, 2007 in 1-11299).

  System Energy
(b) 1 --	Amended and Restated Articles of Incorporation of System Energy and amendments thereto through April 28, 1989 (A-1(a) to Form U-1 in 70-5399).

(b) 2 --	By-Laws of System Energy effective July 6, 1998, and as presently in effect (3(f) to Form 10-Q for the quarter ended June 30, 1998 in 1-9067).

  Entergy Arkansas
(c) 1 --	Amended and Restated Articles of Incorporation of Entergy Arkansas, as amended, effective March 22, 2006 (3(ii) to Form 8-K dated March 28, 2006 in 1-10764).

(c) 2 --	By-Laws of Entergy Arkansas effective November 26, 1999, and as presently in effect (3(ii)(c) to Form 10-K for the year ended December 31, 1999 in 1-10764).

  Entergy Gulf States Louisiana
(d) 1 --	Articles of Organization of Entergy Gulf States Louisiana effective December 31, 2007 (3(i) to Form 8-K15D5 dated January 7, 2008 in 333-148557).

(d) 2 --	Operating Agreement of Entergy Gulf States Louisiana, effective as of December 31, 2007 (3(ii) to Form 8-K15D5 dated January 7, 2008 in 333-148557).

  Entergy Louisiana
(e) 1 --	Articles of Organization of Entergy Louisiana effective December 31, 2005 (3(c) to Form 8-K dated January 6, 2006 in 1-32718).

(e) 2 --	Regulations of Entergy Louisiana effective December 31, 2005, and as presently in effect (3(d) to Form 8-K dated January 6, 2006 in 1-32718).

  Entergy Mississippi
(f) 1 --	Amended and Restated Articles of Incorporation of Entergy Mississippi, as amended June 21, 2005 (A-1(b) to Rule 24 Certificate dated February 6, 2006 in 70-10157).

(f) 2 --	By-Laws of Entergy Mississippi effective November 26, 1999, and as presently in effect (3(ii)(f) to Form 10-K for the year ended December 31, 1999 in 0-320).

  Entergy New Orleans
(g) 1 --	Amended and Restated Articles of Incorporation of Entergy New Orleans, as amended May 8, 2007 (3(a) to Form 10-Q for the quarter ended March 31, 2007 in 0-5807).

(g) 2 --	Amended By-Laws of Entergy New Orleans, as amended May 8, 2007 (3(b) to Form 10-Q for the quarter ended March 31, 2007 in 0-5807).

  Entergy Texas
(h) 1 --	Certificate of Formation of Entergy Texas, effective December 31, 2007 (3(i) to Form 10 dated March 14, 2008 in 000-53134).

(h) 2 --	By-Laws of Entergy Texas effective December 31, 2007 (3(ii) to Form 10 dated March 14, 2008 in 000-53134).

  (4) Instruments Defining Rights of Security Holders, Including Indentures

  Entergy Corporation
(a) 1 --

  See (4)(b) through (4)(h) below for instruments defining the rights of holders of long-term debt of System Energy, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas.

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

(a) 5 --	Indenture, dated as of December 1, 2002, between Entergy Corporation and Deutsche Bank Trust Company Americas, as Trustee (4(a)4 to Form 10-K for the year ended December 31, 2002 in 1-11299).

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

(a) 9 --	Officer's Certificate for Entergy Corporation relating to 7.75% Senior Notes due December 15, 2009 (4(a)5 to Form 10-K for the year ended December 31, 2002 in 1-11299).

(a) 10 --	Officer's Certificate for Entergy Corporation relating to 7.06% Senior Notes due March 15, 2011 (4(d) to Form 10-Q for the quarter ended March 31, 2003 in 1-11299).

(a) 11 --	Officer's Certificate for Entergy Corporation relating to 6.58% Senior Notes due May 15, 2010 (4(d) to Form 10-Q for the quarter ended June 30, 2003 in 1-11299).

(a) 12 --	Officer's Certificate for Entergy Corporation relating to 6.90% Senior Notes due November 15, 2010 (4(a)10 to Form 10-K for the year ended December 31, 2003 in 1-11299).

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

  Entergy Arkansas
*(c) 1 --

  Mortgage and Deed of Trust, dated as of October 1, 1944, as amended by sixty-eight Supplemental Indentures (7(d) in 2-5463 (Mortgage); 7(b) in 2-7121 (First); 7(c) in 2-7605 (Second); 7(d) in 2-8100 (Third); 7(a)-4 in 2-8482 (Fourth); 7(a)-5 in 2-9149 (Fifth); 4(a)-6 in 2-9789 (Sixth); 4(a)-7 in 2-10261 (Seventh); 4(a)-8 in 2-11043 (Eighth); 2(b)-9 in 2-11468 (Ninth); 2(b)-10 in 2-15767 (Tenth); D in 70-3952 (Eleventh); D in 70-4099 (Twelfth); 4(d) in 2-23185 (Thirteenth); 2(c) in 2-24414 (Fourteenth); 2(c) in 2-25913 (Fifteenth); 2(c) in 2-28869 (Sixteenth); 2(d) in 2-28869 (Seventeenth); 2(c) in 2-35107 (Eighteenth); 2(d) in 2-36646 (Nineteenth); 2(c) in 2-39253 (Twentieth); 2(c) in 2-41080 (Twenty-first); C-1 to Rule 24 Certificate in 70-5151 (Twenty-second); C-1 to Rule 24 Certificate in 70-5257 (Twenty-third); C to Rule 24 Certificate in 70-5343 (Twenty-fourth); C-1 to Rule 24 Certificate in 70-5404 (Twenty-fifth); C to Rule 24 Certificate in 70-5502 (Twenty-sixth); C-1 to Rule 24 Certificate in 70-5556 (Twenty-seventh); C-1 to Rule 24 Certificate in 70-5693 (Twenty-eighth); C-1 to Rule 24 Certificate in 70-6078 (Twenty-ninth); C-1 to Rule 24 Certificate in 70-6174 (Thirtieth); C-1 to Rule 24 Certificate in 70-6246 (Thirty-first); C-1 to Rule 24 Certificate in 70-6498 (Thirty-second); A-4b-2 to Rule 24 Certificate in 70-6326 (Thirty-third); C-1 to Rule 24 Certificate in 70-6607 (Thirty-fourth); C-1 to Rule 24 Certificate in 70-6650 (Thirty-fifth); C-1 to Rule 24 Certificate dated December 1, 1982 in 70-6774 (Thirty-sixth); C-1 to Rule 24 Certificate dated February 17, 1983 in 70-6774 (Thirty-seventh); A-2(a) to Rule 24 Certificate dated December 5, 1984 in 70-6858 (Thirty-eighth); A-3(a) to Rule 24 Certificate in 70-7127 (Thirty-ninth); A-7 to Rule 24 Certificate in 70-7068 (Fortieth); A-8(b) to Rule 24 Certificate dated July 6, 1989 in 70-7346 (Forty-first); A-8(c) to Rule 24 Certificate dated February 1, 1990 in 70-7346 (Forty-second); 4 to Form 10-Q for the quarter ended September 30, 1990 in 1-10764 (Forty-third); A-2(a) to Rule 24 Certificate dated November 30, 1990 in 70-7802 (Forty-fourth); A-2(b) to Rule 24 Certificate dated January 24, 1991 in 70-7802 (Forty-fifth); 4(d)(2) in 33-54298 (Forty-sixth); 4(c)(2) to Form 10-K for the year ended December 31, 1992 in 1-10764 (Forty-seventh); 4(b) to Form 10-Q for the quarter ended June 30, 1993 in 1-10764 (Forty-eighth); 4(c) to Form 10-Q for the quarter ended June 30, 1993 in 1-10764 (Forty-ninth); 4(b) to Form 10-Q for the quarter ended September 30, 1993 in 1-10764 (Fiftieth); 4(c) to Form 10-Q for the quarter ended September 30, 1993 in 1-10764 (Fifty-first); 4(a) to Form 10-Q for the quarter ended June 30, 1994 in 1-10764 (Fifty-second); C-2 to Form U5S for the year ended December 31, 1995 (Fifty-third); C-2(a) to Form U5S for the year ended December 31, 1996 (Fifty-fourth); 4(a) to Form 10-Q for the quarter ended March 31, 2000 in 1-10764 (Fifty-fifth); 4(a) to Form 10-Q for the quarter ended September 30, 2001 in 1-10764 (Fifty-sixth); C-2(a) to Form U5S for the year ended December 31, 2001 (Fifty-seventh); 4(c)1 to Form 10-K for the year December 31, 2002 in 1-10764 (Fifty-eighth); 4(a) to Form 10-Q for the quarter ended June 30, 2003 in 1-10764 (Fifty-ninth); 4(f) to Form 10-Q for the quarter ended June 30, 2003 in 1-10764 (Sixtieth); 4(h) to Form 10-Q for the quarter ended June 30, 2003 in 1-10764 (Sixty-first); 4(e) to Form 10-Q for the quarter ended September 30, 2004 in 1-10764 (Sixty-second); 4(c)1 to Form 10-K for the year December 31, 2004 in 1-10764 (Sixty-third); C-2(a) to Form U5S for the year ended December 31, 2004 (Sixty-fourth); 4(c) to Form 10-Q for the quarter ended June 30, 2005 in 1-10764 (Sixty-fifth); 4(a) to Form 10-Q for the quarter ended June 30, 2005 in 1-10764 (Sixty-sixth); 4(b) to Form 10-Q for the quarter ended June 30, 2008 in 1-10764 (Sixty-seventh); and (Sixty-eighth)).

  Entergy Gulf States Louisiana
(d) 1 --

  Indenture of Mortgage, dated September 1, 1926, as amended by certain Supplemental Indentures (B-a-I-1 in Registration No. 2-2449 (Mortgage); 7-A-9 in Registration No. 2-6893 (Seventh); B to Form 8-K dated September 1, 1959 (Eighteenth); B to Form 8-K dated February 1, 1966 (Twenty-second); B to Form 8-K dated March 1, 1967 (Twenty-third); C to Form 8-K dated March 1, 1968 (Twenty-fourth); B to Form 8-K dated November 1, 1968 (Twenty-fifth); B to Form 8-K dated April 1, 1969 (Twenty-sixth); 2-A-8 in Registration No. 2-66612 (Thirty-eighth); 4-2 to Form 10-K for the year ended December 31, 1984 in 1-27031 (Forty-eighth); 4-2 to Form 10-K for the year ended December 31, 1988 in 1-27031 (Fifty-second); 4 to Form 10-K for the year ended December 31, 1991 in 1-27031 (Fifty-third); 4 to Form 8-K dated July 29, 1992 in 1-27031 (Fifth-fourth); 4 to Form 10-K dated December 31, 1992 in 1-27031 (Fifty-fifth); 4 to Form 10-Q for the quarter ended March 31, 1993 in 1-27031 (Fifty-sixth); 4-2 to Amendment No. 9 to Registration No. 2-76551 (Fifty-seventh); 4(b) to Form 10-Q for the quarter ended March 31,1999 in 1-27031 (Fifty-eighth); A-2(a) to Rule 24 Certificate dated June 23, 2000 in 70-8721 (Fifty-ninth); A-2(a) to Rule 24 Certificate dated September 10, 2001 in 70-9751 (Sixtieth); A-2(b) to Rule 24 Certificate dated November 18, 2002 in 70-9751 (Sixty-first); A-2(c) to Rule 24 Certificate dated December 6, 2002 in 70-9751 (Sixty-second); A-2(d) to Rule 24 Certificate dated June 16, 2003 in 70-9751 (Sixty-third); A-2(e) to Rule 24 Certificate dated June 27, 2003 in 70-9751 (Sixty-fourth); A-2(f) to Rule 24 Certificate dated July 11, 2003 in 70-9751 (Sixty-fifth); A-2(g) to Rule 24 Certificate dated July 28, 2003 in 70-9751 (Sixty-sixth); A-3(i) to Rule 24 Certificate dated November 4, 2004 in 70-10158 (Sixty-seventh); A-3(ii) to Rule 24 Certificate dated November 23, 2004 in 70-10158 (Sixty-eighth); A-3(iii) to Rule 24 Certificate dated February 16, 2005 in 70-10158 (Sixty-ninth); A-3(iv) to Rule 24 Certificate dated June 2, 2005 in 70-10158 (Seventieth); A-3(v) to Rule 24 Certificate dated July 21, 2005 in 70-10158 (Seventy-first); A-3(vi) to Rule 24 Certificate dated October 7, 2005 in 70-10158 (Seventy-second); A-3(vii) to Rule 24 Certificate dated December 19, 2005 in 70-10158 (Seventy-third); 4(a) to Form 10-Q for the quarter ended March 31, 2006 in 1-27031 (Seventy-fourth); 4(iv) to Form 8-K15D5 dated January 7, 2008 in 333-148557 (Seventy-fifth); and 4(a) to Form 10-Q for the quarter ended June 30, 2008 in 333-148557 (Seventy-sixth)).

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

  Entergy Louisiana
(e) 1 --

  Mortgage and Deed of Trust, dated as of April 1, 1944, as amended by sixty-five Supplemental Indentures (7(d) in 2-5317 (Mortgage); 7(b) in 2-7408 (First); 7(c) in 2-8636 (Second); 4(b)-3 in 2-10412 (Third); 4(b)-4 in 2-12264 (Fourth); 2(b)-5 in 2-12936 (Fifth); D in 70-3862 (Sixth); 2(b)-7 in 2-22340 (Seventh); 2(c) in 2-24429 (Eighth); 4(c)-9 in 2-25801 (Ninth); 4(c)-10 in 2-26911 (Tenth); 2(c) in 2-28123 (Eleventh); 2(c) in 2-34659 (Twelfth); C to Rule 24 Certificate in 70-4793 (Thirteenth); 2(b)-2 in 2-38378 (Fourteenth); 2(b)-2 in 2-39437 (Fifteenth); 2(b)-2 in 2-42523 (Sixteenth); C to Rule 24 Certificate in 70-5242 (Seventeenth); C to Rule 24 Certificate in 70-5330 (Eighteenth); C-1 to Rule 24 Certificate in 70-5449 (Nineteenth); C-1 to Rule 24 Certificate in 70-5550 (Twentieth); A-6(a) to Rule 24 Certificate in 70-5598 (Twenty-first); C-1 to Rule 24 Certificate in 70-5711 (Twenty-second); C-1 to Rule 24 Certificate in 70-5919 (Twenty-third); C-1 to Rule 24 Certificate in 70-6102 (Twenty-fourth); C-1 to Rule 24 Certificate in 70-6169 (Twenty-fifth); C-1 to Rule 24 Certificate in 70-6278 (Twenty-sixth); C-1 to Rule 24 Certificate in 70-6355 (Twenty-seventh); C-1 to Rule 24 Certificate in 70-6508 (Twenty-eighth); C-1 to Rule 24 Certificate in 70-6556 (Twenty-ninth); C-1 to Rule 24 Certificate in 70-6635 (Thirtieth); C-1 to Rule 24 Certificate in 70-6834 (Thirty-first); C-1 to Rule 24 Certificate in 70-6886 (Thirty-second); C-1 to Rule 24 Certificate in 70-6993 (Thirty-third); C-2 to Rule 24 Certificate in 70-6993 (Thirty-fourth); C-3 to Rule 24 Certificate in 70-6993 (Thirty-fifth); A-2(a) to Rule 24 Certificate in 70-7166 (Thirty-sixth); A-2(a) in 70-7226 (Thirty-seventh); C-1 to Rule 24 Certificate in 70-7270 (Thirty-eighth); 4(a) to Quarterly Report on Form 10-Q for the quarter ended June 30, 1988 in 1-8474 (Thirty-ninth); A-2(b) to Rule 24 Certificate in 70-7553 (Fortieth); A-2(d) to Rule 24 Certificate in 70-7553 (Forty-first); A-3(a) to Rule 24 Certificate in 70-7822 (Forty-second); A-3(b) to Rule 24 Certificate in 70-7822 (Forty-third); A-2(b) to Rule 24 Certificate in 70-7822 (Forty-fourth); A-3(c) to Rule 24 Certificate in 70-7822 (Forty-fifth); A-2(c) to Rule 24 Certificate dated April 7, 1993 in 70-7822 (Forty-sixth); A-3(d) to Rule 24 Certificate dated June 4, 1993 in 70-7822 (Forth-seventh); A-3(e) to Rule 24 Certificate dated December 21, 1993 in 70-7822 (Forty-eighth); A-3(f) to Rule 24 Certificate dated August 1, 1994 in 70-7822 (Forty-ninth); A-4(c) to Rule 24 Certificate dated September 28, 1994 in 70-7653 (Fiftieth); A-2(a) to Rule 24 Certificate dated April 4, 1996 in 70-8487 (Fifty-first); A-2(a) to Rule 24 Certificate dated April 3, 1998 in 70-9141 (Fifty-second); A-2(b) to Rule 24 Certificate dated April 9, 1999 in 70-9141 (Fifty-third); A-3(a) to Rule 24 Certificate dated July 6, 1999 in 70-9141 (Fifty-fourth); A-2(c) to Rule 24 Certificate dated June 2, 2000 in 70-9141 (Fifty-fifth); A-2(d) to Rule 24 Certificate dated April 4, 2002 in 70-9141 (Fifty-sixth); A-3(a) to Rule 24 Certificate dated March 30, 2004 in 70-10086 (Fifty-seventh); A-3(b) to Rule 24 Certificate dated October 15, 2004 in 70-10086 (Fifty-eighth); A-3(c) to Rule 24 Certificate dated October 26, 2004 in 70-10086 (Fifty-ninth); A-3(d) to Rule 24 Certificate dated May 18, 2005 in 70-10086 (Sixtieth); A-3(e) to Rule 24 Certificate dated August 25, 2005 in 70-10086 (Sixty-first); A-3(f) to Rule 24 Certificate dated October 31, 2005 in 70-10086 (Sixty-second); B-4(i) to Rule 24 Certificate dated January 10, 2006 in 70-10324 (Sixty-third); B-4(ii) to Rule 24 Certificate dated January 10, 2006 in 70-10324 (Sixty-fourth); and 4(a) to Form 10-Q for the quarter ended September 30, 2008 in 1-32718 (Sixty-fifth)).

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

  Entergy Texas
(h) 1 --

  Credit Agreement ($200,000,000), dated as of August 2, 2007, among Entergy Gulf States, Inc. the Banks (Citibank, N.A., ABN AMRO Bank N.V., Barclays Bank PLC, BNP Paribas, Calyon New York Branch, Credit Suisse (Cayman Islands Branch), J. P. Morgan Chase Bank, N.A., KeyBank National Association, Mizuho Corporate Bank, Ltd., Morgan Stanley Bank, The Bank of New York, The Royal Bank of Scotland plc, and Wachovia Bank, National Association), Citibank, N.A., as Administrative Agent and LC Issuing Bank (10(c) to Form 10-Q for the quarter ended June 30, 2007 in 1-11299).

*(h) 2 --	Indenture, Deed of Trust and Security Agreement dated as of October 1, 2008, between Entergy Texas, Inc. and The Bank of New York Mellon, as trustee.

*(h) 3 --

  Officer's Certificate No. 1-B-1 dated January 27, 2009, supplemented to Indenture, Deed of Trust and Security Agreement dated as of October 1, 2008, between Entergy Texas, Inc. and The Bank of New York Mellon, as trustee.

  (10) Material Contracts

  Entergy Corporation
(a) 1 --

  Agreement, dated April 23, 1982, among certain System companies, relating to System Planning and Development and Intra-System Transactions (10(a)1 to Form 10-K for the year ended December 31, 1982 in 1-3517).

(a) 2 --	Second Amended and Restated Entergy System Agency Agreement, dated as of January 1, 2008 (10(a)2 to Form 10-K for the year ended December 31, 2007 in 1-11299).

(a) 3 --	Middle South Utilities System Agency Coordination Agreement, dated December 11, 1970 (5(a)3 in 2-41080).

(a) 4 --	Service Agreement with Entergy Services, dated as of April 1, 1963 (5(a)5 in 2-41080).

(a) 5 --	Amendment, dated April 27, 1984, to Service Agreement with Entergy Services (10(a)7 to Form 10-K for the year ended December 31, 1984 in 1-3517).

(a) 6 --	Amendment, dated January 1, 2000, to Service Agreement with Entergy Services (10(a)12 to Form 10-K for the year ended December 31, 2001 in 1-11299).

*(a) 7 --	Amendment, dated January 1, 2008, to Service Agreement with Entergy Services.

(a) 8 --	Availability Agreement, dated June 21, 1974, among System Energy and certain other System companies (B to Rule 24 Certificate dated June 24, 1974 in 70-5399).

(a) 9 --	First Amendment to Availability Agreement, dated as of June 30, 1977 (B to Rule 24 Certificate dated June 24, 1977 in 70-5399).

(a) 10 --	Second Amendment to Availability Agreement, dated as of June 15, 1981 (E to Rule 24 Certificate dated July 1, 1981 in 70-6592).

(a) 11 --	Third Amendment to Availability Agreement, dated as of June 28, 1984 (B-13(a) to Rule 24 Certificate dated July 6, 1984 in 70-6985).

(a) 12 --	Fourth Amendment to Availability Agreement, dated as of June 1, 1989 (A to Rule 24 Certificate dated June 8, 1989 in 70-5399).

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

(a) 24 --

  Thirty-sixth Assignment of Availability Agreement, Consent and Agreement, dated as of September 1, 2007, among System Energy, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans, and The Bank of New York and Douglas J. MacInnes, as trustees (10(a)24 to Form 10-K for the year ended December 31, 2007 in 1-11299).

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

(a) 36 --

  Thirty-sixth Supplementary Capital Funds Agreement and Assignment, dated as of September 1, 2007, among Entergy Corporation, System Energy and The Bank of New York and Douglas J. MacInnes, as Trustees (10(a)36 to Form 10-K for the year ended December 31, 2007 in 1-11299).

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

+(a) 66 --	Amended and Restated 1998 Equity Ownership Plan of Entergy Corporation and Subsidiaries (10(a) to Form 10-Q for the quarter ended March 31, 2003 in 1-11299).

+(a) 67 --	Supplemental Retirement Plan of Entergy Corporation and Subsidiaries, as amended effective January 1, 2000 (10(a)70 to Form 10-K for the year ended December 31, 2001 in 1-11299).

+(a) 68 --	Amendment, effective December 28, 2001, to the Supplemental Retirement Plan of Entergy Corporation and Subsidiaries (10(a)71 to Form 10-K for the year ended December 31, 2001 in 1-11299).

+(a) 69 --	Defined Contribution Restoration Plan of Entergy Corporation and Subsidiaries, as amended effective January 1, 2000 (10(a)72 to Form 10-K for the year ended December 31, 2001 in 1-11299).

+(a) 70 --	Amendment, effective December 28, 2001, to the Defined Contribution Restoration Plan of Entergy Corporation and Subsidiaries (10(a)73 to Form 10-K for the year ended December 31, 2001 in 1-11299).

+(a) 71 --	Executive Disability Plan of Entergy Corporation and Subsidiaries (10(a)74 to Form 10-K for the year ended December 31, 2001 in 1-11299).

+(a) 72 --	Amended and Restated Executive Deferred Compensation Plan of Entergy Corporation and Subsidiaries, dated June 10, 2003 (10(d) to Form 10-Q for the quarter ended June 30, 2003 in 1-11299).

+(a) 73 --	Equity Awards Plan of Entergy Corporation and Subsidiaries, effective as of August 31, 2000 (10(a)77 to Form 10-K for the year ended December 31, 2001 in 1-11299).

+(a) 74 --	Amendment, effective December 7, 2001, to the Equity Awards Plan of Entergy Corporation and Subsidiaries (10(a)78 to Form 10-K for the year ended December 31, 2001 in 1-11299).

+(a) 75 --	Amendment, effective December 10, 2001, to the Equity Awards Plan of Entergy Corporation and Subsidiaries (10(b) to Form 10-Q for the quarter ended March 31, 2002 in 1-11299).

+(a) 76 --	Restatement of System Executive Continuity Plan of Entergy Corporation and Subsidiaries, effective as of March 8, 2004 (10(d) to Form 10-Q for the quarter ended March 31, 2004 in 1-11299).

+(a) 77--	First Amendment of the System Executive Continuity Plan of Entergy Corporation and Subsidiaries, effective December 29, 2004 (10(a)76 to Form 10-K for the year ended December 31, 2004 in 1-11299).

+(a) 78 --	Second Amendment of the System Executive Continuity Plan of Entergy Corporation and Subsidiaries, effective April 15, 2005 (10(a) to Form 10-Q for the quarter ended March 31, 2005 in 1-11299).

+(a) 79 --	System Executive Continuity Plan II of Entergy Corporation and Subsidiaries, effective March 8, 2004 (10(e) to Form 10-Q for the quarter ended March 31, 2004 in 1-11299).

+(a) 80 --	First Amendment of the System Executive Continuity Plan II of Entergy Corporation and Subsidiaries, effective December 29, 2004 (10(a)78 to Form 10-K for the year ended December 31, 2004 in 1-11299).

+(a) 81 --	Post-Retirement Plan of Entergy Corporation and Subsidiaries, as amended effective January 1, 2000 (10(a)80 to Form 10-K for the year ended December 31, 2001 in 1-11299).

+(a) 82 --	Amendment, effective December 28, 2001, to the Post-Retirement Plan of Entergy Corporation and Subsidiaries (10(a)81 to Form 10-K for the year ended December 31, 2001 in 1-11299).

+(a) 83 --	Pension Equalization Plan of Entergy Corporation and Subsidiaries, as amended effective January 1, 2000 (10(a)82 to Form 10-K for the year ended December 31, 2001 in 1-11299).

+(a) 84 --	Amendment, effective December 28, 2001, to the Pension Equalization Plan of Entergy Corporation and Subsidiaries (10(a)83 to Form 10-K for the year ended December 31, 2001 in 1-11299).

+(a) 85 --	Service Recognition Program for Non-Employee Outside Directors of Entergy Corporation and Subsidiaries, effective January 1, 2009 (10(a) to Form 10-Q for the quarter ended June 30, 2008 in 1-11299).

+(a) 86 --	Executive Income Security Plan of Gulf States Utilities Company, as amended effective March 1, 1991 (10(a)86 to Form 10-K for the year ended December 31, 2001 in 1-11299).

+(a) 87 --	System Executive Retirement Plan of Entergy Corporation and Subsidiaries, effective January 1, 2000 (10(a)87 to Form 10-K for the year ended December 31, 2001 in 1-11299).

+(a) 88 --	Amendment, effective December 28, 2001, to the System Executive Retirement Plan of Entergy Corporation and Subsidiaries (10(a)88 to Form 10-K for the year ended December 31, 2001 in 1-11299).

+(a) 89 --	Retention Agreement effective October 27, 2000 between J. Wayne Leonard and Entergy Corporation (10(a)81 to Form 10-K for the year ended December 31, 2000 in 1-11299).

+(a) 90 --	Amendment to Retention Agreement effective March 8, 2004 between J. Wayne Leonard and Entergy Corporation (10(c) to Form 10-Q for the quarter ended March 31, 2004 in 1-11299).

+(a) 91 --	Amendment to Retention Agreement effective December 30, 2005 between J. Wayne Leonard and Entergy Corporation (10(a)91 to Form 10-K for the year ended December 31, 2005 in 1-11299).

+(a) 92--	Restricted Unit Agreement between J. Wayne Leonard and Entergy Corporation (10(a) to Form 10-Q for the quarter ended June 30, 2006 in 1-11299).

+(a) 93 --	Employment Agreement effective August 7, 2001 between Curt L. Hebert and Entergy Corporation (10(a)97 to Form 10-K for the year ended December 31, 2001 in 1-11299).

(a) 94 --

  Agreement of Limited Partnership of Entergy-Koch, LP among EKLP, LLC, EK Holding I, LLC, EK Holding II, LLC and Koch Energy, Inc. dated January 31, 2001 (10(a)94 to Form 10-K/A for the year ended December 31, 2000 in 1-11299).

+(a) 95 --	Employment Agreement effective April 15, 2003 between Robert D. Sloan and Entergy Services (10(c) to Form 10-Q for the quarter ended June 30, 2003 in 1-11299).

+(a) 96 --	Employment Agreement effective November 24, 2003 between Mark T. Savoff and Entergy Services (10(a)99 to Form 10-K for the year ended December 31, 2003 in 1-11299).

+(a) 97 --	Employment Agreement effective February 9, 1999 between Leo P. Denault and Entergy Services (10(a) to Form 10-Q for the quarter ended March 31, 2004 in 1-11299).

+(a) 98 --	Amendment to Employment Agreement effective March 5, 2004 between Leo P. Denault and Entergy Corporation (10(b) to Form 10-Q for the quarter ended March 31, 2004 in 1-11299).

+(a) 99 --	Retention Agreement effective August 3, 2006 between Leo P. Denault and Entergy Corporation (10(b) to Form 10-Q for the quarter ended June 30, 2006 in 1-11299).

+(a) 100 --	Shareholder Approval of Future Severance Agreements Policy, effective March 8, 2004 (10(f) to Form 10-Q for the quarter ended March 31, 2004 in 1-11299).

(a) 101 --	Consulting Agreement effective May 4, 2004 between Hintz & Associates, LLC and Entergy Services, Inc. (10(d) to Form 10-Q for the quarter ended June 30, 2004 in 1-11299).

+(a) 102 --	Form of Stock Option Grant Agreement Letter, as of December 31, 2004 (99.1 to Form 8-K dated January 26, 2005 in 1-11299).

+(a) 103 --	Form of Long Term Incentive Plan Performance Unit Grant Letter, as of December 31, 2004 (99.2 to Form 8-K dated January 26, 2005 in 1-11299).

+(a) 104 --

  Entergy Corporation Outside Director Stock Program Established under the 2007 Equity Ownership and Long Term Cash Incentive Plan of Entergy Corporation and Subsidiaries (Amended and Restated effective January 1, 2009) (10(b) to Form 10-Q for the quarter ended June 30, 2008 in 1-11299).

*+(a) 105 --	First Amendment to Entergy Corporation Outside Director Stock Program Established under the 2007 Equity Ownership and Long Term Cash Incentive Plan of Entergy Corporation Subsidiaries.

+(a) 106 --	Rescission Agreement effective July 26, 2007 between Richard J. Smith and Entergy Services, Inc. (10(d) to Form 10-Q for the quarter ended June 30, 2007 in 1-11299).

(a) 107 --	Entergy Nuclear Retention Plan, as amended and restated January 1, 2007 (10(a)107 to Form 10-K for the year ended December 31, 2007 in 1-11299).

+(a) 108 --	Form of Stock Option Grant Agreement Letter (10(a)108 to Form 10-K for the year ended December 31, 2007 in 1-11299).

+(a) 109 --	Restricted Unit Agreement between Leo P. Denault and Entergy Corporation (10(a) to Form 10-Q for the quarter ended March 31, 2008 in 1-11299).

  System Energy
(b) 1 through (b) 17 -- See 10(a)8 through 10(a)24 above.

(b) 18 through (b) 32 -- See 10(a)25 through 10(a)39 above.

(b) 33 --	Reallocation Agreement, dated as of July 28, 1981, among System Energy and certain other System companies (B-1(a) in 70-6624).

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

(b) 51 --	Sales Agreement, dated as of June 21, 1974, between System Energy and Entergy Mississippi (D to Rule 24 Certificate dated June 26, 1974 in 70-5399).

(b) 52 --	Service Agreement, dated as of June 21, 1974, between System Energy and Entergy Mississippi (E to Rule 24 Certificate dated June 26, 1974 in 70-5399).

(b) 53 --	Partial Termination Agreement, dated as of December 1, 1986, between System Energy and Entergy Mississippi (A-2 to Rule 24 Certificate dated January 8, 1987 in 70-5399).

(b) 54 --	Middle South Utilities, Inc. and Subsidiary Companies Intercompany Income Tax Allocation Agreement, dated April 28, 1988 (D-1 to Form U5S for the year ended December 31, 1987).

(b) 55 --	First Amendment, dated January 1, 1990 to the Middle South Utilities Inc. and Subsidiary Companies Intercompany Income Tax Allocation Agreement (D-2 to Form U5S for the year ended December 31, 1989).

(b) 56 --	Second Amendment dated January 1, 1992, to the Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (D-3 to Form U5S for the year ended December 31, 1992).

(b) 57 --	Third Amendment dated January 1, 1994 to Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (D-3(a) to Form U5S for the year ended December 31, 1993).

(b) 58 --	Fourth Amendment dated April 1, 1997 to Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (D-5 to Form U5S for the year ended December 31, 1996).

(b) 59 --	Service Agreement with Entergy Services, dated as of July 16, 1974, as amended (10(b)43 to Form 10-K for the year ended December 31, 1988 in 1-9067).

(b) 60 --	Amendment, dated January 1, 2004, to Service Agreement with Entergy Services (10(b)57 to Form 10-K for the year ended December 31, 2004 in 1-9067).

*(b) 61 --	Amendment, dated January 1, 2008, to Service Agreement with Entergy Services.

(b) 62 --	Operating Agreement between Entergy Operations and System Energy, dated as of June 6, 1990 (B-3(b) to Rule 24 Certificate dated June 15, 1990 in 70-7679).

(b) 63 --	Guarantee Agreement between Entergy Corporation and System Energy, dated as of September 20, 1990 (B-3(a) to Rule 24 Certificate dated September 27, 1990 in 70-7757).

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

(c) 2 --	Second Amended and Restated Entergy System Agency Agreement, dated as of January 1, 2008 (10(a)2 to Form 10-K for the year ended December 31, 2007 in 1-10764).

(c) 3 --	Middle South Utilities System Agency Coordination Agreement, dated December 11, 1970 (5(a)3 in 2-41080).

(c) 4 --	Service Agreement with Entergy Services, dated as of April 1, 1963 (5(a)5 in 2-41080).

(c) 5 --	Amendment, dated April 27, 1984, to Service Agreement, with Entergy Services (10(a)7 to Form 10-K for the year ended December 31, 1984 in 1-3517).

(c) 6 --	Amendment, dated January 1, 2000, to Service Agreement with Entergy Services (10(a)12 to Form 10-K for the year ended December 31, 2002 in 1-10764).

*(c) 7 --	Amendment, dated January 1, 2008, to Service Agreement with Entergy Services.

(c) 8 through (c) 24 -- See 10(a)8 through 10(a)24 above.

(c) 25 --	Agreement, dated August 20, 1954, between Entergy Arkansas and the United States of America (SPA)(13(h) in 2-11467).

(c) 26 --	Amendment, dated April 19, 1955, to the United States of America (SPA) Contract, dated August 20, 1954 (5(d)2 in 2-41080).

(c) 27 --	Amendment, dated January 3, 1964, to the United States of America (SPA) Contract, dated August 20, 1954 (5(d)3 in 2-41080).

(c) 28 --	Amendment, dated September 5, 1968, to the United States of America (SPA) Contract, dated August 20, 1954 (5(d)4 in 2-41080).

(c) 29 --	Amendment, dated November 19, 1970, to the United States of America (SPA) Contract, dated August 20, 1954 (5(d)5 in 2-41080).

(c) 30 --	Amendment, dated July 18, 1961, to the United States of America (SPA) Contract, dated August 20, 1954 (5(d)6 in 2-41080).

(c) 31 --	Amendment, dated December 27, 1961, to the United States of America (SPA) Contract, dated August 20, 1954 (5(d)7 in 2-41080).

(c) 32 --	Amendment, dated January 25, 1968, to the United States of America (SPA) Contract, dated August 20, 1954 (5(d)8 in 2-41080).

(c) 33 --	Amendment, dated October 14, 1971, to the United States of America (SPA) Contract, dated August 20, 1954 (5(d)9 in 2-43175).

(c) 34 --	Amendment, dated January 10, 1977, to the United States of America (SPA) Contract, dated August 20, 1954 (5(d)10 in 2-60233).

(c) 35 --	Agreement, dated May 14, 1971, between Entergy Arkansas and the United States of America (SPA) (5(e) in 2-41080).

(c) 36 --	Amendment, dated January 10, 1977, to the United States of America (SPA) Contract, dated May 14, 1971 (5(e)1 in 2-60233).

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

(d) 21 --

  Amendment No. 5 dated December 31, 2007 between Entergy Gulf States Louisiana, L.L.C. and Mellon Bank. N.A. to Decommissioning Trust Agreement (10(d)21 to Form 10-K for the year ended December 31, 2007 in 333-148557).

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

(d) 29 --

  Amendment No. 1 effective as of October 31, 2007, to Refunding Agreement dated as of May 1, 1998 between Entergy Gulf States, Inc. and Parish of Iberville, State of Louisiana (10(d)29 to Form 10-K for the year ended December 31, 2007 in 333-148557).

(d) 30 --

  Refunding Agreement dated as of May 1, 1998 between Entergy Gulf States, Inc. and Industrial Development Board of the Parish of Calcasieu, Inc. (B-3(b) to Rule 24 Certificate dated January 29, 1999 in 70-8721).

(d) 31 --

  Amendment No. 1 effective as of October 31, 2007, to Refunding Agreement dated as of May 1, 1998 between Entergy Gulf States, Inc. and Industrial Development Board of the Parish of Calcasieu, Inc (10(d)31 to Form 10-K for the year ended December 31, 2007 in 333-148557).

(d) 32 --

  Refunding Agreement (Series 1999-A) dated as of September 1, 1999 between Entergy Gulf States, Inc. and Parish of West Feliciana, State of Louisiana (B-3(c) to Rule 24 Certificate dated October 8, 1999 in 70-8721).

(d) 33 --

  Amendment No. 1 effective as of October 31, 2007, to Refunding Agreement (Series 1999-A) dated as of September 1, 1999 between Entergy Gulf States, Inc. and Parish of West Feliciana, State of Louisiana (10(d)33 to Form 10-K for the year ended December 31, 2007 in 333-148557).

(d) 34 --

  Refunding Agreement (Series 1999-B) dated as of September 1, 1999 between Entergy Gulf States, Inc. and Parish of West Feliciana, State of Louisiana (B-3(d) to Rule 24 Certificate dated October 8, 1999 in 70-8721).

(d) 35 --

  Amendment No. 1 effective as of October 31, 2007, to Refunding Agreement (Series 1999-B) dated as of September 1, 1999 between Entergy Gulf States, Inc. and Parish of West Feliciana, State of Louisiana (10(d)35 to Form 10-K for the year ended December 31, 2007 in 333-148557).

(d) 36 --	Debt Assumption Agreement, dated as of December 31, 2007, between Entergy Texas and Entergy Gulf States Louisiana (4(i) to Form 8-K15D5 dated January 7, 2008 in 333-148557).

(d) 37 --

  Instrument of Correction dated March 20, 2008, to Debt Assumption Agreement, dated as of December 31, 2007, between Entergy Gulf States Louisiana and Entergy Texas (4(a) to Form 10-Q for the quarter ended March 31, 2008 in 333-148557).

(d) 38 --	Mortgage and Security Agreement, dated as of December 31, 2007 (4(ii) to Form 8-K15D5 dated January 7, 2008 in 333-148557).

(d) 39 --

  Act of Correction to Mortgage and Security Agreement, dated March 20, 2008, between Entergy Gulf States Louisiana and Entergy Texas (4(b) to Form 10-Q for the quarter ended March 31, 2008 in 333-148557).

(d) 40 --	Mortgage, Deed of Trust and Security Agreement, dated as of December 31, 2007 (4(iii) - 4(iii)(r) to Form 8-K15D5 dated January 7, 2008 in 333-148557).

(d) 41 --

  First Amendment to Mortgage, Deed of Trust and Security Agreement, dated March 20, 2008, among Entergy Gulf States Louisiana, Entergy Texas, and Mark G. Otts, as Trustee (4(c) to Form 10-Q for the quarter ended March 31, 2008 in 333-148557).

(d) 42 --	Operating Agreement dated as of January 1, 2008, between Entergy Operations, Inc. and Entergy Gulf States Louisiana (10(d)39 to Form 10-K for the year ended December 31, 2007 in 333-148557).

(d) 43 --	Service Agreement dated as of January 1, 2008, between Entergy Services, Inc. and Entergy Gulf States Louisiana (10(d)40 to Form 10-K for the year ended December 31, 2007 in 333-148557).

(d) 44 --	Second Amended and Restated Entergy System Agency Agreement, dated as of January 1, 2008 (10(a)2 to Form 10-K for the year ended December 31, 2007 in 333-148557).

(d) 45 --

  Decommissioning Trust Agreement, dated as of December 22, 1997, by and between Cajun Electric Power Cooperative, Inc. and Mellon Bank, N.A. with respect to decommissioning funds authorized to be collected by Cajun Electric Power Cooperative, Inc. and related Settlement Term Sheet (10(d)42 to Form 10-K for the year ended December 31, 2007 in 333-148557).

(d) 46 --

  First Amendment to Decommissioning Trust Agreement, dated as of December 23, 2003, by and among Cajun Electric Power Cooperative, Inc., Mellon Bank, N.A., Entergy Gulf States, Inc., and the Rural Utilities Services of the United States Department of Agriculture (10(d)43 to Form 10-K for the year ended December 31, 2007 in 333-148557).

(d) 47 --

  Second Amendment to Decommissioning Trust Agreement, dated December 31, 2007, by and among Cajun Electric Power Cooperative, Inc., Mellon Bank, N.A., Entergy Gulf States Louisiana, L.L.C., and the Rural Utilities Services of the United States Department of Agriculture (10(d)44 to Form 10-K for the year ended December 31, 2007 in 333-148557).

(d) 48 --	Amended and Restated Limited Liability Company Agreement of Entergy Holdings Company LLC dated as of July 29, 2008 (10(a) to Form 10-Q for the quarter ended September 30, 2008).

  Entergy Louisiana
(e) 1 --

  Agreement, dated April 23, 1982, among Entergy Louisiana and certain other System companies, relating to System Planning and Development and Intra-System Transactions (10(a)1 to Form 10-K for the year ended December 31, 1982, in 1-3517).

(e) 2 --	Second Amended and Restated Entergy System Agency Agreement, dated as of January 1, 2008 (10(a)2 to Form 10-K for the year ended December 31, 2007 in 1-32718).

(e) 3 --	Middle South Utilities System Agency Coordination Agreement, dated December 11, 1970 (5(a)3 in 2-41080).

(e) 4 --	Service Agreement with Entergy Services, dated as of April 1, 1963 (5(a)5 in 2-42523).

(e) 5 --	Amendment, dated as of April 27, 1984, to Service Agreement with Entergy Services (10(a)7 to Form 10-K for the year ended December 31, 1984 in 1-3517).

(e) 6 --	Amendment, dated January 1, 2000, to Service Agreement with Entergy Services (10(e)12 to Form 10-K for the year ended December 31, 2002 in 1-8474).

*(e) 7 --	Amendment, dated January 1, 2008, to Service Agreement with Entergy Services.

(e) 8 through (e) 24 -- See 10(a)8 through 10(a)24 above.

(e) 25 --	Fuel Lease, dated as of January 31, 1989, between River Fuel Company #2, Inc., and Entergy Louisiana (B-1(b) to Rule 24 Certificate in 70-7580).

(e) 26 --	Reallocation Agreement, dated as of July 28, 1981, among System Energy and certain other System companies (B-1(a) in 70-6624).

(e) 27 --	Compromise and Settlement Agreement, dated June 4, 1982, between Texaco, Inc. and Entergy Louisiana (28(a) to Form 8-K dated June 4, 1982 in 1-8474).

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

(e) 39 --	Amendment No. 1 to Refunding Agreement (Series 1999-C), dated as of December 15, 2005 (B-8(iii) to Rule 24 Certificate dated January 10, 2006 in 70-10324).

(e) 40 --	Amended and Restated Limited Liability Company Agreement of Entergy Holdings Company LLC dated as of July 29, 2008 (10(a) to Form 10-Q for the quarter ended September 30, 2008).

  Entergy Mississippi

(f) 1 --

  Agreement dated April 23, 1982, among Entergy Mississippi and certain other System companies, relating to System Planning and Development and Intra-System Transactions (10(a)1 to Form 10-K for the year ended December 31, 1982 in 1-3517).

(f) 2 --	Second Amended and Restated, dated as of January 1, 2008 (10(a)2 to Form 10-K for the year ended December 31, 2007 in 1-31508).

(f) 3 --	Middle South Utilities System Agency Coordination Agreement, dated December 11, 1970 (5(a)3 in 2-41080).

(f) 4 --	Service Agreement with Entergy Services, dated as of April 1, 1963 (D in 37-63).

(f) 5 --	Amendment, dated April 27, 1984, to Service Agreement with Entergy Services (10(a)7 to Form 10-K for the year ended December 31, 1984 in 1-3517).

(f) 6 --	Amendment, dated January 1, 2000, to Service Agreement with Entergy Services (10(f)12 to Form 10-K for the year ended December 31, 2002 in 1-31508).

*(f) 7 --	Amendment, dated January 1, 2008, to Service Agreement with Entergy Services.

(f) 8 through (f) 24 -- See 10(a)8 through 10(a)24 above.

(f) 25 --	Loan Agreement, dated as of September 1, 2004, between Entergy Mississippi and Mississippi Business Finance Corporation (B-3(a) to Rule 24 Certificate dated October 4, 2004 in 70-10157).

(f) 26 --	Refunding Agreement, dated as of May 1, 1999, between Entergy Mississippi and Independence County, Arkansas (B-6(a) to Rule 24 Certificate dated June 8, 1999 in 70-8719).

(f) 27 --	Substitute Power Agreement, dated as of May 1, 1980, among Entergy Mississippi, System Energy and SMEPA (B-3(a) in 70-6337).

(f) 28 --	Amendment, dated December 4, 1984, to the Independence Steam Electric Station Operating Agreement (10(c)51 to Form 10-K for the year ended December 31, 1984 in 0-375).

(f) 29 --	Amendment, dated December 4, 1984, to the Independence Steam Electric Station Ownership Agreement (10(c)54 to Form 10-K for the year ended December 31, 1984 in 0-375).

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

(g) 2 --	Second Amended and Restated Entergy System Agency Agreement, dated as of January 1, 2008 (10(a)2 to Form 10-K for the year ended December 31, 2007 in 0-5807).

(g) 3 --	Middle South Utilities System Agency Coordination Agreement, dated December 11, 1970 (5(a)3 in 2-41080).

(g) 4 --	Service Agreement with Entergy Services dated as of April 1, 1963 (5(a)5 in 2-42523).

(g) 5 --	Amendment, dated as of April 27, 1984, to Service Agreement with Entergy Services (10(a)7 to Form 10-K for the year ended December 31, 1984 in 1-3517).

(g) 6 --	Amendment, dated January 1, 2000, to Service Agreement with Entergy Services (10(g)12 to Form 10-K for the year ended December 31, 2002 in 0-5807).

*(g) 7 --	Amendment, dated January 1, 2008, to Service Agreement with Entergy Services.

(g) 8 through (g) 24 -- See 10(a)8 through 10(a)24 above.

(g) 25 --	Reallocation Agreement, dated as of July 28, 1981, among System Energy and certain other System companies (B-1(a) in 70-6624).

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

  Entergy Texas
(h) 1 --

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

(h) 2 --

  Ground Lease, dated August 15, 1980, between Statmont Associates Limited Partnership (Statmont) and Entergy Gulf States, Inc., as amended (3 to Form 8-K dated August 19, 1980 and A-3-b to Form 10-Q for the quarter ended September 30, 1983 in 1-27031).

(h) 3 --

  Lease and Sublease Agreement, dated August 15, 1980, between Statmont and Entergy Gulf States, Inc., as amended (4 to Form 8-K dated August 19, 1980 and A-3-c to Form 10-Q for the quarter ended September 30, 1983 in 1-27031).

(h) 4 --	Lease Agreement, dated September 18, 1980, between BLC Corporation and Entergy Gulf States, Inc. (1 to Form 8-K dated October 6, 1980 in 1-27031).

(h) 5 --

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

(h) 6 --

  Agreement of Joint Ownership Participation between SRMPA, SRG&T and Entergy Gulf States, Inc., dated June 6, 1980, for Nelson Station, Coal Unit #6, as amended (8 to Form 8-K dated June 11, 1980, A-2-b to Form 10-Q for the quarter ended June 30, 1982; and 10-1 to Form 8-K dated February 19, 1988 in 1-27031).

(h) 7 --

  First Amended Power Sales Agreement, dated December 1, 1985 between Sabine River Authority, State of Louisiana, and Sabine River Authority, State of Texas, and Entergy Gulf States, Inc., Central Louisiana Electric Co., Inc., and Louisiana Power and Light Company (10-72 to Form 10-K for the year ended December 31, 1985 in 1-27031).

+(h) 8 --

  Deferred Compensation Plan for Directors of Entergy Gulf States, Inc. and Varibus Corporation, as amended January 8, 1987, and effective January 1, 1987 (10-77 to Form 10-K for the year ended December 31, 1986 in 1-27031). Amendment dated December 4, 1991 (10-3 to Amendment No. 8 in Registration No. 2-76551).

+(h) 9 --

  Trust Agreement for Deferred Payments to be made by Entergy Gulf States, Inc. pursuant to the Executive Income Security Plan, by and between Entergy Gulf States, Inc. and Bankers Trust Company, effective November 1, 1986 (10-78 to Form 10-K for the year ended December 31, 1986 in 1-27031).

+(h) 10 --

  Trust Agreement for Deferred Installments under Entergy Gulf States, Inc. Management Incentive Compensation Plan and Administrative Guidelines by and between Entergy Gulf States, Inc. and Bankers Trust Company, effective June 1, 1986 (10-79 to Form 10-K for the year ended December 31, 1986 in 1-27031).

+(h) 11 --

  Nonqualified Deferred Compensation Plan for Officers, Nonemployee Directors and Designated Key Employees, effective December 1, 1985, as amended, continued and completely restated effective as of March 1, 1991 (10-3 to Amendment No. 8 in Registration No. 2-76551).

+(h) 12 --

  Trust Agreement for Entergy Gulf States, Inc. Nonqualified Directors and Designated Key Employees by and between Entergy Gulf States, Inc. and First City Bank, Texas-Beaumont, N.A. (now Texas Commerce Bank), effective July 1, 1991 (10-4 to Form 10-K for the year ended December 31, 1992 in 1-27031).

(h) 13 --

  Lease Agreement, dated as of June 29, 1987, among GSG&T, Inc., and Entergy Gulf States, Inc. related to the leaseback of the Lewis Creek generating station (10-83 to Form 10-K for the year ended December 31, 1988 in 1-27031).

+(h) 14 --	Gulf States Utilities Company Executive Continuity Plan, dated January 18, 1991 (10-6 to Form 10-K for the year ended December 31, 1990 in 1-27031).

+(h) 15 --

  Trust Agreement for Entergy Gulf States, Inc. Executive Continuity Plan, by and between Entergy Gulf States, Inc. and First City Bank, Texas-Beaumont, N.A. (now Texas Commerce Bank), effective May 20, 1991 (10-5 to Form 10-K for the year ended December 31, 1992 in 1-27031).

+(h) 16 --	Gulf States Utilities Board of Directors' Retirement Plan, dated February 15, 1991 (10-8 to Form 10-K for the year ended December 31, 1990 in 1-27031).

(h) 17 --	Third Amendment, dated January 1, 1994, to Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (D-3(a) to Form U5S for the year ended December 31, 1993).

(h) 18 --	Fourth Amendment, dated April 1, 1997, to Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (D-5 to Form U5S for the year ended December 31, 1996).

(h) 19 --	Debt Assumption Agreement, dated as of December 31, 2007, between Entergy Texas and Entergy Gulf States Louisiana (4(i) to Form 8-K dated January 7, 2008 in 333-148557).

(h) 20 --

  Instrument of Correction dated March 20, 2008, to Debt Assumption Agreement, dated as of December 31, 2007, between Entergy Texas and Entergy Gulf States Louisiana (4(a) to Form 10-Q for the quarter ended March 31, 2008 in 333-148557).

(h) 21 --	Mortgage and Security Agreement, dated as of December 31, 2007 (4(ii) to Form 8-K dated January 7, 2008 in 333-148557).

(h) 22 --

  Act of Correction to Mortgage and Security Agreement, dated March 20, 2008, between Entergy Texas and Entergy Gulf States Louisiana (4(b) to Form 10-Q for the quarter ended March 31, 2008 in 333-148557).

(h) 23 --	Mortgage, Deed of Trust and Security Agreement, dated as of December 31, 2007 (4(iii) - 4(iii)(r) to Form 8-K dated January 7, 2008 in 333-148557).

(h) 24 --

  First Amendment to Mortgage, Deed of Trust and Security Agreement, dated March 20, 2008, among Entergy Texas, Entergy Gulf States, and Mark G. Otts, as Trustee (4(c) to Form 10-Q for the quarter ended March 31, 2008 in 333-148557).

*(h) 25 --	Service Agreement dated as of January 1, 2008, between Entergy Services, Inc. and Entergy Texas.

  (12) Statement Re Computation of Ratios

*(a)	Entergy Arkansas' Computation of Ratios of Earnings to Fixed Charges and of Earnings to Fixed Charges and Preferred Dividends, as defined.

*(b)	Entergy Gulf States Louisiana's Computation of Ratios of Earnings to Fixed Charges and of Earnings to Fixed Charges and Preferred Distributions, as defined.

*(c)	Entergy Louisiana's Computation of Ratios of Earnings to Fixed Charges and of Earnings to Fixed Charges and Preferred Distributions, as defined.

*(d)	Entergy Mississippi's Computation of Ratios of Earnings to Fixed Charges and of Earnings to Fixed Charges and Preferred Dividends, as defined.

*(e)	Entergy New Orleans' Computation of Ratios of Earnings to Fixed Charges and of Earnings to Fixed Charges and Preferred Dividends, as defined.

*(f)	Entergy Texas' Computation of Ratios of Earnings to Fixed Charges, as defined.

*(g)	System Energy's Computation of Ratios of Earnings to Fixed Charges, as defined.

  *(21) Subsidiaries of the Registrants

  (23) Consents of Experts and Counsel

*(a)	The consent of Deloitte & Touche LLP is contained herein at page 486.

  *(24) Powers of Attorney

  (31) Rule 13a-14(a)/15d-14(a) Certifications
*(a)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Corporation.

*(b)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Corporation.

*(c)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Arkansas.

*(d)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Arkansas.

*(e)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Gulf States Louisiana.

*(f)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Gulf States Louisiana.

*(g)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Louisiana.

*(h)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Louisiana.

*(i)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Mississippi.

*(j)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Mississippi.

*(k)	Rule 13a-14(a)/15d-14(a) Certification for Entergy New Orleans.

*(l)	Rule 13a-14(a)/15d-14(a) Certification for Entergy New Orleans.

*(m)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Texas.

*(n)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Texas.

*(o)	Rule 13a-14(a)/15d-14(a) Certification for System Energy.

*(p)	Rule 13a-14(a)/15d-14(a) Certification for System Energy.

  (32) Section 1350 Certifications
*(a)	Section 1350 Certification for Entergy Corporation.

*(b)	Section 1350 Certification for Entergy Corporation.

*(c)	Section 1350 Certification for Entergy Arkansas.

*(d)	Section 1350 Certification for Entergy Arkansas.

*(e)	Section 1350 Certification for Entergy Gulf States Louisiana.

*(f)	Section 1350 Certification for Entergy Gulf States Louisiana.

*(g)	Section 1350 Certification for Entergy Louisiana.

*(h)	Section 1350 Certification for Entergy Louisiana.

*(i)	Section 1350 Certification for Entergy Mississippi.

*(j)	Section 1350 Certification for Entergy Mississippi.

*(k)	Section 1350 Certification for Entergy New Orleans.

*(l)	Section 1350 Certification for Entergy New Orleans.

*(m)	Section 1350 Certification for Entergy Texas.

*(n)	Section 1350 Certification for Entergy Texas.

*(o)	Section 1350 Certification for System Energy.

*(p)	Section 1350 Certification for System Energy.

  _________________
  * Filed herewith.
  + Management contracts or compensatory plans or arrangements.

