Form 10-Q
period 2009-03-31
ENTERGY CORP /DE/; ENTERGY GULF STATES LOUISIANA, LLC; ENTERGY MISSISSIPPI INC; ENTERGY NEW ORLEANS INC; Entergy Louisiana, LLC; Entergy Texas, Inc.; ENTERGY ARKANSAS INC; SYSTEM ENERGY RESOURCES INC
filed 2009-05-08
CIK 65984, 44570, 66901, 71508, 1348952, 1427437, 7323, 202584

__________________________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009
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

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrants have submitted electronically and posted on Entergy's corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrants were required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Securities Exchange Act of 1934.
	Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company
Entergy Corporation	Ö
Entergy Arkansas, Inc.			Ö
Entergy Gulf States Louisiana, L.L.C.			Ö
Entergy Louisiana, LLC			Ö
Entergy Mississippi, Inc.			Ö
Entergy New Orleans, Inc.			Ö
Entergy Texas, Inc.			Ö
System Energy Resources, Inc.			Ö

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Common Stock Outstanding		Outstanding at April 30, 2009
Entergy Corporation	($0.01 par value)	196,103,065

Entergy Corporation, Entergy Arkansas, Inc., Entergy Gulf States Louisiana, L.L.C., Entergy Louisiana, LLC, Entergy Mississippi, Inc., Entergy New Orleans, Inc., Entergy Texas, Inc. and System Energy Resources, Inc. separately file this combined Quarterly Report on Form 10-Q. Information contained herein relating to any individual company is filed by such company on its own behalf. Each company reports herein only as to itself and makes no other representations whatsoever as to any other company. This combined Quarterly Report on Form 10-Q supplements and updates the Annual Report on Form 10-K for the calendar year ended December 31, 2008, filed by the individual registrants with the SEC, and should be read in conjunction therewith.

ENTERGY CORPORATION AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
March 31, 2009

ENTERGY CORPORATION AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
March 31, 2009
Page Number

Income Statements	68
Statements of Cash Flows	69
Balance Sheets	70
Statements of Members' Equity and Comprehensive Income	72
Selected Operating Results	73
Entergy Louisiana, LLC
Management's Financial Discussion and Analysis
Hurricane Gustav and Hurricane Ike	74
Results of Operations	74
Liquidity and Capital Resources	75
State and Local Rate Regulation	77
Federal Regulation	78
Utility Restructuring	78
Industrial and Commercial Customers	78
Nuclear Matters	78
Environmental Risks	78
Critical Accounting Estimates	78
New Accounting Pronouncements	78
Income Statements	79
Statements of Cash Flows	81
Balance Sheets	82
Statements of Members' Equity and Comprehensive Income	84
Selected Operating Results	85
Entergy Mississippi, Inc.
Management's Financial Discussion and Analysis
Results of Operations	86
Liquidity and Capital Resources	87
State and Local Rate Regulation	89
Federal Regulation	89
Utility Restructuring	89
Critical Accounting Estimates	89
New Accounting Pronouncements	90
Income Statements	91
Statements of Cash Flows	93
Balance Sheets	94
Selected Operating Results	96
Entergy New Orleans, Inc.
Management's Financial Discussion and Analysis
Results of Operations	97
Liquidity and Capital Resources	98
State and Local Rate Regulation	99
Federal Regulation	100
Environmental Risks	100
Critical Accounting Estimates	100
New Accounting Pronouncements	100
Income Statements	101
Statements of Cash Flows	103
Balance Sheets	104
Selected Operating Results	106

ENTERGY CORPORATION AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
March 31, 2009

Page Number

Entergy Texas, Inc.
Management's Financial Discussion and Analysis
Hurricane Ike	107
Results of Operations	107
Liquidity and Capital Resources	108
Transition to Retail Competition in Texas	110
State and Local Rate Regulation	111
Federal Regulation	111
Industrial and Commercial Customers	111
Environmental Risks	112
Critical Accounting Estimates	112
New Accounting Pronouncements	112
Consolidated Income Statements	113
Consolidated Statements of Cash Flows	115
Consolidated Balance Sheets	116
Consolidated Statements of Retained Earnings and Paid-In Capital	118
Selected Operating Results	119
System Energy Resources, Inc.
Management's Financial Discussion and Analysis
Results of Operations	120
Liquidity and Capital Resources	120
Nuclear Matters	121
Environmental Risks	121
Critical Accounting Estimates	121
New Accounting Pronouncements	122
Income Statements	123
Statements of Cash Flows	125
Balance Sheets	126
Part II. Other Information
Item 1. Legal Proceedings	128
Item 1A. Risk Factors	128
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	128
Item 5. Other Information	129
Item 6. Exhibits	131
Signature	133

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

  resolution of pending and future rate cases and negotiations, including various performance-based rate discussions and implementation of Texas restructuring legislation, and other regulatory proceedings, including those related to Entergy's System Agreement, Entergy's utility supply plan, recovery of storm costs, and recovery of fuel and purchased power costs changes in utility regulation, including the beginning or end of retail and wholesale competition, the ability to recover net utility assets and other potential stranded costs, the operations of the independent coordinator of transmission for Entergy's utility service territory, and the application of more stringent transmission reliability requirements or market power criteria by the FERC changes in regulation of nuclear generating facilities and nuclear materials and fuel, including possible shutdown of nuclear generating facilities, particularly those owned or operated by the Non-Utility Nuclear business resolution of pending or future applications for license extensions or modifications of nuclear generating facilities the performance of Entergy's generating plants, and particularly the capacity factors at its nuclear generating facilities
  Entergy's ability to develop and execute on a point of view regarding future prices of electricity, natural gas, and other energy-related commodities prices for power generated by Entergy's merchant generating facilities, the ability to hedge, sell power forward or otherwise reduce the market price risk associated with those facilities, including the Non-Utility Nuclear plants, and the prices and availability of fuel and power Entergy must purchase for its utility customers, and Entergy's ability to meet credit support requirements for fuel and power supply contracts volatility and changes in markets for electricity, natural gas, uranium, and other energy-related commodities changes in law resulting from federal or state energy legislation changes in environmental, tax, and other laws, including requirements for reduced emissions of sulfur, nitrogen, carbon, mercury, and other substances uncertainty regarding the establishment of interim or permanent sites for spent nuclear fuel and nuclear waste storage and disposal variations in weather and the occurrence of hurricanes and other storms and disasters, including uncertainties associated with efforts to remediate the effects of hurricanes and ice storms (including most recently, Hurricane Gustav and Hurricane Ike and the January 2009 ice storm in Arkansas) and recovery of costs associated with restoration, including accessing funded storm reserves, federal and local cost recovery mechanisms, securitization, and insurance
  Entergy's ability to manage its capital projects and operation and maintenance costs
  Entergy's ability to purchase and sell assets at attractive prices and on other attractive terms the economic climate, and particularly growth in Entergy's Utility service territory and the Northeast United States

FORWARD-LOOKING INFORMATION (Concluded)
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

Form 10-K	Annual Report on Form 10-K for the calendar year ended December 31, 2008 filed by Entergy Corporation and its Registrant Subsidiaries with the SEC
FSP	FASB Staff Position
Grand Gulf	Unit No. 1 of Grand Gulf Steam Electric Generating Station (nuclear), 90% owned or leased by System Energy
GWh	Gigawatt-hour(s), which equals one million kilowatt-hours
Independence	Independence Steam Electric Station (coal), owned 16% by Entergy Arkansas, 25% by Entergy Mississippi, and 7% by Entergy Power
IRS	Internal Revenue Service
ISO	Independent System Operator
kW	Kilowatt
kWh	Kilowatt-hour(s)
LPSC	Louisiana Public Service Commission
MMBtu	One million British Thermal Units

DEFINITIONS (Continued)

MPSC	Mississippi Public Service Commission
MW	Megawatt(s), which equals one thousand kilowatt(s)
MWh	Megawatt-hour(s)
Net debt ratio	Gross debt less cash and cash equivalents divided by total capitalization less cash and cash equivalents
Net MW in operation	Installed capacity owned or operated
Non-Utility Nuclear	Entergy's business segment that owns and operates six nuclear power plants and sells electric power produced by those plants to wholesale customers
NRC	Nuclear Regulatory Commission
NYPA	New York Power Authority
PPA	Purchased power agreement
production cost	Cost in $/MMBtu associated with delivering gas, excluding the cost of the gas
PUCT	Public Utility Commission of Texas
PUHCA 1935	Public Utility Holding Company Act of 1935, as amended
PUHCA 2005	Public Utility Holding Company Act of 2005, which repealed PUHCA 1935, among other things
Registrant Subsidiaries	Entergy Arkansas, Inc., Entergy Gulf States Louisiana, L.L.C., Entergy Louisiana, LLC, Entergy Mississippi, Inc., Entergy New Orleans, Inc., Entergy Texas, Inc., and System Energy Resources, Inc.
River Bend	River Bend Steam Electric Generating Station (nuclear), owned by Entergy Gulf States Louisiana
SEC	Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards as promulgated by the FASB
System Agreement	Agreement, effective January 1, 1983, as modified, among the Utility operating companies relating to the sharing of generating capacity and other power resources
System Energy	System Energy Resources, Inc.
TIEC	Texas Industrial Energy Consumers
TWh	Terawatt-hour(s), which equals one billion kilowatt-hours
unit-contingent	Transaction under which power is supplied from a specific generation asset; if the asset is unavailable, the seller is not liable to the buyer for any damages
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

Plan to Pursue Separation of Non-Utility Nuclear

See the Form 10-K for a discussion of the Board-approved plan to pursue a separation of the Non-Utility Nuclear business from Entergy through a tax-free spin-off of the Non-Utility Nuclear business to Entergy shareholders. There are no substantive updates to that disclosure.

Hurricane Gustav and Hurricane Ike

See the Form 10-K for a discussion of Hurricane Gustav and Hurricane Ike, which caused catastrophic damage to portions of Entergy's service territories in Louisiana and Texas, and to a lesser extent in Arkansas and Mississippi, in September 2008. Entergy is still considering its options to recover its storm restoration costs associated with these storms, including securitization. In April 2009 a law was enacted in Texas that authorizes recovery of these types of costs by securitization. Entergy Texas filed its storm cost recovery case in April 2009 seeking a determination that $577.5 million of Hurricane Ike restoration costs are recoverable, including estimated costs for work to be completed. Entergy Texas also expects to make a filing seeking approval to recover its approved costs, plus carrying costs, by securitization. Entergy Gulf States Louisiana and Entergy Louisiana expect to initiate their storm cost recovery proceedings with the LPSC in May 2009.

Entergy Arkansas January 2009 Ice Storm

See the Form 10-K for a discussion of the severe ice storm that caused significant damage to Entergy Arkansas' transmission and distribution lines, equipment, poles, and other facilities in January 2009. See Note 2 to the financial statements herein for a discussion of Entergy Arkansas' accounting for and recovery of these storm costs.

Results of Operations

Income Statement Variances

Following are income statement variances for Utility, Non-Utility Nuclear, Parent & Other, and Entergy comparing the first quarter 2009 to the first quarter 2008 showing how much the line item increased or (decreased) in comparison to the prior period:

	Utility	Non-Utility Nuclear	Parent & Other (1)	Entergy
	(In Thousands)

1st Qtr 2008 Consolidated Net Income	$121,479	$221,697	($29,429)	$313,747

Net revenue (operating revenue less fuel expense, purchased power, and other regulatory charges/credits)	2,131	(22,317)	874	(19,312)
Other operation and maintenance expenses	1,885	18,387	13,162	33,434
Taxes other than income taxes	19,092	6,079	655	25,826
Depreciation and amortization	9,628	2,965	274	12,867
Other income	25,187	(12,922)	(29,050)	(16,785)
Interest charges	5,537	240	(18,897)	(13,120)
Other expenses	7,466	801	-	8,267
Income taxes	(10,780)	(22,896)	3,719	(29,957)

1st Qtr 2009 Consolidated Net Income	$115,969	$180,882	($56,518)	$240,333

(1)	Parent & Other includes eliminations, which are primarily intersegment activity.

Refer to "ENTERGY CORPORATION AND SUBSIDIARIES - SELECTED OPERATING RESULTS" for further information with respect to operating statistics.

Net Revenue

Utility

Following is an analysis of the change in net revenue comparing the first quarter 2009 to the first quarter 2008.

Amount
(In Millions)

2008 net revenue	$1,035
Retail electric price	8
Volume/weather	(7)
Other	1
2009 net revenue	$1,037

The retail electric price increase is primarily due to:

  a capacity acquisition rider that became effective in February 2008 at Entergy Arkansas;
  rate increases that were implemented in January 2009 at Entergy Texas; and
  an increase in the Attala power plant costs recovered through the power management rider by Entergy Mississippi. The net income effect of this recovery is limited to a portion representing an allowed return on equity with the remainder offset by Attala power plant costs in other operation and maintenance expenses, depreciation expenses, and taxes other than income taxes.

The retail electric price increase was partially offset by:

  the absence of interim storm recoveries through the formula rate plans at Entergy Louisiana and Entergy Gulf States Louisiana, which ceased upon the Act 55 financing of storm costs in the third quarter 2008; and
  a credit passed on to customers as a result of the Act 55 storm cost financings.

The volume/weather variance is primarily due to decreased electricity usage of 13% by industrial customers. The overall decline of the economy led to lower usage affecting both the large customer industrial segment as well as small and mid-sized industrial customers, who are also being affected by overseas competition. The effect of the industrial sales volume decrease is mitigated, however, because of the fixed charge basis of many industrial customers' rates, which causes average price per KWh sold to increase as the fixed charges are spread over lower volume.

Non-Utility Nuclear

Following is an analysis of the change in net revenue comparing the first quarter 2009 to the first quarter 2008.

Amount
(In Millions)

2008 net revenue	$625
Volume variance	(38)
Realized price changes	19
Other	(3)
2009 net revenue	$603

As shown in the table above, net revenue for Non-Utility Nuclear decreased by $22 million, or 4%, in the first quarter 2009 compared to the first quarter 2008 primarily due to lower volume resulting from more refueling outage days, partially offset by higher pricing in its contracts to sell power. Included in net revenue is $13 million and $19 million of amortization of the Palisades purchased power agreement in the first quarter 2009 and 2008, respectively, which is non-cash revenue and is discussed in Note 15 to the financial statements in the Form 10-K. Following are key performance measures for Non-Utility Nuclear for the first quarter 2009 and 2008:

	2009	2008

Net MW in operation at March 31	4,998	4,998
Average realized price per MWh	$63.84	$61.47
GWh billed	10,074	10,760
Capacity factor	92%	97%
Refueling Outage Days:
Indian Point 2	-	7
Indian Point 3	21	-
Palisades	9	-

Realized Price per MWh

See the Form 10-K for a discussion of factors that have influenced Non-Utility Nuclear's realized price per MWh. Non-Utility Nuclear's annual average realized price per MWh increased from $39.40 for 2003 to $59.51 for 2008. In addition, as shown in the contracted sale of energy table in "Market and Credit Risk Sensitive Instruments," Non-Utility Nuclear has sold forward 87% of its planned energy output for the remainder of 2009 for an average contracted energy price of $60 per MWh. Recent trends in the energy commodity markets have resulted in lower natural gas prices and consequently current prevailing market prices for electricity in the New York and New England power regions are generally below the prices in Non-Utility Nuclear's existing contracts in those regions. Therefore, it is uncertain whether Non-Utility Nuclear will continue to experience increases in its annual realized price per MWh.

Other Income Statement Items

Utility

Other operation and maintenance expenses increased from $420 million for the first quarter 2008 to $422 million for the first quarter 2009 primarily due to:

  an increase of $9 million in nuclear expenses primarily due to increased nuclear labor and contract costs; and
  an increase of $4 million in transmission expenses, including independent coordinator of transmission expenses and transmission line and substation maintenance.

These increases were substantially offset by a decrease of $12 million in payroll-related and benefits costs.

Taxes other than income taxes increased primarily due to the favorable resolution in the first quarter 2008 of issues relating to the tax exempt status of bonds for the Utility, which reduced taxes other than income taxes in 2008. Approximately half of the decrease in 2008 related to resolution of this issue is at System Energy and has no effect on net income because System Energy also has a corresponding decrease in its net revenue.

Depreciation and amortization expenses increased primarily due to an increase in plant in service.

Other income increased primarily due to:

  distributions of $14 million earned by Entergy Louisiana and $5 million earned by Entergy Gulf States Louisiana on investments in preferred membership interests of Entergy Holdings Company. The distributions on preferred membership interests are eliminated in consolidation and have no effect on net income because the investment is in another Entergy subsidiary. See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources - Hurricane Katrina and Hurricane Rita - Storm Cost Financings" in the Form 10-K for discussion of these investments in preferred membership interests;
  an increase of $8 million in allowance for equity funds used during construction due to more construction work in progress primarily as a result of Hurricane Gustav and Hurricane Ike; and
  an increase of $7 million in carrying charges on storm restoration costs.

This increase was partially offset by a decrease of $6 million resulting from lower interest earned on the decommissioning trust funds and short-term investments.

Non-Utility Nuclear

Other operation and maintenance expenses increased from $182 million for the first quarter 2008 to $200 million for the first quarter 2009 primarily due to $8 million in outside service costs and incremental labor costs related to the planned spin-off of the Non-Utility Nuclear business.

Other income decreased primarily due to $16 million in charges to interest income in 2009 resulting from the recognition of impairments of certain equity securities held in Non-Utility Nuclear's decommissioning trust funds that are not considered temporary.

Parent & Other

Other operation and maintenance expenses increased for the parent company, Entergy Corporation, primarily due to outside services costs of $15 million related to the planned spin-off of the Non-Utility Nuclear business.

Other income decreased primarily due to the elimination for consolidation purposes of distributions earned of $14 million by Entergy Louisiana and $5 million by Entergy Gulf States Louisiana on investments in preferred membership interests of Entergy Holdings Company, as discussed above.

Interest charges decreased primarily due to lower interest rates on borrowings under Entergy Corporation's revolving credit facility.

Income Taxes

The effective income tax rates for the first quarters of 2009 and 2008 were 40.4% and 38.1%, respectively. The difference in the effective income tax rate versus the statutory rate of 35% for the first quarter 2009 is primarily due to state income taxes and certain book and tax differences for utility plant items, partially offset by book and tax differences related to the storm cost financing and allowance for equity funds used during construction. The difference in the effective income tax rate versus the statutory rate of 35% for the first quarter 2008 is primarily due to state income taxes and certain book and tax differences for utility plant items, partially offset by an adjustment to state income taxes for Non-Utility Nuclear to reflect the effect of a change in the methodology of computing New York state income taxes as required by that state's taxing authority.

Liquidity and Capital Resources

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy's capital structure, capital expenditure plans and other uses of capital, and sources of capital. Following are updates to that discussion.

Capital Structure

Entergy's capitalization is balanced between equity and debt, as shown in the following table. The decrease in the debt to capital percentage from 2008 to 2009 is primarily due to the unsuccessful remarketing of $500 million of notes associated with Entergy Corporation's equity units resulting in a decrease in long-term debt and an increase in common shareholders' equity.

	March 31, 2009	December 31, 2008

Net debt to net capital	53.4%	55.6%
Effect of subtracting cash from debt	4.0%	4.1%
Debt to capital	57.4%	59.7%

Net debt consists of debt less cash and cash equivalents. Debt consists of notes payable, capital lease obligations, and long-term debt, including the currently maturing portion. Capital consists of debt, common shareholders' equity, and subsidiaries' preferred stock without sinking fund. Net capital consists of capital less cash and cash equivalents. Entergy uses the net debt to net capital ratio in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy's financial condition.

As discussed in the Form 10-K, Entergy Corporation has in place a $3.5 billion credit facility that expires in August 2012. Entergy Corporation has the ability to issue letters of credit against the total borrowing capacity of the facility. As of March 31, 2009, amounts outstanding under the credit facility are:
Capacity	Borrowings	Letters of Credit	Capacity Available
(In Millions)

$3,500	$3,232	$68	$200

Entergy Corporation's credit facility requires it to maintain a consolidated debt ratio of 65% or less of its total capitalization. The calculation of this debt ratio under Entergy Corporation's credit facility and in the indenture governing the Entergy Corporation senior notes is different than the calculation of the debt to capital ratio above. Entergy is currently in compliance with this covenant. If Entergy fails to meet this ratio, or if Entergy or one of the Utility operating companies (except Entergy New Orleans) defaults on other indebtedness or is in bankruptcy or insolvency proceedings, an acceleration of the facility's maturity date may occur, and there may be an acceleration of amounts due under Entergy Corporation's senior notes.

See Note 4 to the financial statements herein for additional discussion of the Entergy Corporation credit facility and discussion of the Registrant Subsidiaries' credit facilities.

Capital Expenditure Plans and Other Uses of Capital

See the table and discussion in the Form 10-K under "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources - Capital Expenditure Plans and Other Uses of Capital," that sets forth the amounts of planned construction and other capital investments by operating segment for 2009 through 2011. Following is an update to the discussion in the Form 10-K.

Little Gypsy Repowering Project

See the Form 10-K for a discussion of Entergy Louisiana's Little Gypsy repowering project. On March 11, 2009, the LPSC voted in favor of a motion directing Entergy Louisiana to temporarily suspend the repowering project and, based upon an analysis of the project's economic viability, to make a recommendation regarding whether to proceed with the project. This action was based upon a number of factors including the recent decline in natural gas prices, as well as environmental concerns, the unknown costs of carbon legislation and changes in the capital/financial markets. On April 1, 2009, Entergy Louisiana complied with the LPSC's directive and recommended that the project be suspended for an extended period of time of three years or more. Entergy Louisiana estimates that its total costs for the project, if suspended, including actual spending to date and estimated contract cancellation costs, will be approximately $300 million. Entergy Louisiana had obtained all major environmental permits required to begin construction. A longer-term suspension places these permits at risk and may adversely affect the project's economics and technological feasibility. The LPSC has not yet taken action on Entergy Louisiana's recommendation, and Entergy Louisiana filed with the LPSC on May 5, 2009, a motion requesting a ruling from the LPSC that the decision to suspend the project for an extended period of time is prudent, without prejudice to subsequent consideration of the prudence of Entergy Louisiana's management of the project and recovery of the project costs. Entergy Louisiana expects to make a filing later in 2009 with the LPSC regarding the recovery of project costs.

White Bluff Coal Plant Project

See the Form 10-K for a discussion of the environmental compliance project that will install scrubbers and low NOx burners at Entergy Arkansas' White Bluff coal plant. In March 2009, Entergy Arkansas made a filing with the APSC seeking a declaratory order that the project is in the public interest. The filing requests a procedural schedule providing for an APSC decision in September 2009. In May 2009 the

APSC Staff filed a motion requesting that the APSC require Entergy Arkansas to file testimony on several issues and suggesting a procedural schedule that culminates in a February 2010 hearing date. The APSC has not set a procedural schedule at this time.

Pension Contributions

For an update to the discussion on pension contributions see "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates - Qualified Pension and Other Postretirement Benefits - Costs and Funding."

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

Cash Flow Activity

As shown in Entergy's Consolidated Statements of Cash Flows, cash flows for the three months ended March 31, 2009 and 2008 were as follows:

	2009	2008
	(In Millions)

Cash and cash equivalents at beginning of period	$1,920	$1,254

Cash flow provided by (used in):
Operating activities	375	448
Investing activities	(646)	(588)
Financing activities	154	(198)
Net decrease in cash and cash equivalents	(117)	(338)

Cash and cash equivalents at end of period	$1,803	$916

Operating Activities

Entergy's cash flow provided by operating activities decreased by $73 million for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. Following are cash flows from operating activities by segment:

  Utility provided $151 million in cash from operating activities in 2009 compared to providing $168 million in 2008 primarily due to Hurricane Gustav, Hurricane Ike, and Arkansas ice storm restoration spending, and working capital requirements, offset by increased collection of fuel costs and a decrease of $27 million in pension contributions.
  Non-Utility Nuclear provided $304 million (excluding the effect of intercompany transactions) in cash from operating activities in 2009 compared to providing $340 million in 2008 primarily due to spending related to the planned separation of Non-Utility Nuclear and an increase of $26 million in pension contributions.
  Parent & Other used approximately $81 million (excluding the effect of intercompany transactions) in cash from operating activities in 2009 compared to using $60 million in 2008 primarily due to spending related to the planned separation of Non-Utility Nuclear.

Investing Activities

Net cash used in investing activities increased by $58 million for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 primarily due to the following activity:

  Construction expenditures were $82 million higher in 2009 than in 2008 primarily due to Hurricane Gustav, Hurricane Ike, and Arkansas ice storm restoration spending.
  In March 2008, Entergy Gulf States Louisiana purchased the Calcasieu Generating Facility, a 322 MW simple-cycle, gas-fired power plant located near the city of Sulphur in southwestern Louisiana, for approximately $56.4 million.

Financing Activities

Financing activities provided net cash flow of $154 million for the three months ended March 31, 2009 compared to using $198 million for the three months ended March 31, 2008. The following significant financing cash flow activity occurred in the first quarters of 2009 and 2008:

  Entergy Corporation decreased the net borrowings under its credit facilities by $5 million in the first quarter 2009 compared to increasing the net borrowings under its credit facilities by $225 million in the first quarter 2008. See Note 4 to the financial statements for a description of the Entergy Corporation credit facilities.
  Entergy Texas issued $500 million of 7.125% Series Mortgage Bonds in January 2009 and used a portion of the proceeds to repay $100 million in borrowings outstanding on its long-term credit facility and $70.8 million in long-term debt prior to maturity.
  Entergy Corporation repaid $87 million of notes payable at their maturity in March 2008.
  Entergy Corporation repurchased $158 million of its common stock in the first quarter 2008.

Rate, Cost-recovery, and Other Regulation

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Rate, Cost-recovery, and Other Regulation" in the Form 10-K for discussions of rate regulation and federal regulation. Following are updates to the information provided in the Form 10-K.

State and Local Rate Regulation and Fuel-Cost Recovery

See the Form 10-K for a chart summarizing material rate proceedings. See Note 2 to the financial statements herein for updates to the proceedings discussed in that chart.

Federal Regulation

See the Form 10-K for a discussion of federal regulatory proceedings. Following are updates to that discussion.

System Agreement Proceedings

Entergy Arkansas and Entergy Mississippi Notices of Termination of System Agreement Participation and Related APSC Investigation

On February 2, 2009, Entergy Arkansas and Entergy Mississippi filed with the FERC their notices of cancellation to effectuate the termination of their participation in the Entergy System Agreement, effective December 18, 2013 and November 7, 2015, respectively. While the FERC had indicated previously that the notices should be filed 18 months prior to Entergy Arkansas' termination (approximately mid-2012), the filing explains that resolving this issue now, rather than later, is important to ensure that informed long-term resource planning decisions can be made during the years leading up to Entergy Arkansas' withdrawal and that all of the Utility operating companies are properly positioned to continue to operate reliably following Entergy Arkansas' and, eventually, Entergy Mississippi's, departure from the

System Agreement. Entergy Arkansas and Entergy Mississippi requested that the FERC accept the proposed notices of cancellation without further proceedings. Various parties intervened or filed protests in the proceeding, including the APSC, the LPSC, the MPSC, and the City Council. The APSC and the MPSC support the notices, but the other parties generally request either dismissal of the filings or that the proceeding be set for hearing. Entergy Arkansas and Entergy Mississippi responded to the interventions and protests. Entergy Arkansas and Entergy Mississippi reiterated their request that the FERC accept the proposed notices of cancellation. If further inquiry by the FERC is necessary, Entergy Arkansas and Entergy Mississippi proposed that the FERC institute a paper hearing to resolve the major policy and legal issues and then, if necessary, set any remaining factual questions for an expedited hearing.

Independent Coordinator of Transmission

In the FERC's April 2006 order that approved Entergy's Independent Coordinator of Transmission (ICT) proposal, the FERC stated that the Weekly Procurement Process (WPP) must be operational within approximately 14 months of the FERC order, or June 24, 2007, or the FERC may reevaluate all approvals to proceed with the ICT.  The Utility operating companies filed status reports with the FERC notifying the FERC that, due to unexpected issues with the development of the WPP software and testing, the WPP was still not operational. The Utility operating companies also filed various tariff revisions with the FERC in 2007 and 2008 to address issues identified during the testing of the WPP and changes to the effective date of the WPP. On October 10, 2008, the FERC issued an order accepting a tariff amendment establishing that the WPP shall take effect at a date to be determined, after completion of successful simulation trials and the ICT's endorsement of the WPP's implementation. On January 16, 2009, the Utility operating companies filed a compliance filing with the FERC that included the ICT's endorsement of the WPP implementation, subject to the FERC's acceptance of certain additional tariff amendments and the completion of simulation testing and certain other items. The Utility operating companies filed the tariff amendments supported by the ICT on the same day. The amendments proposed to further amend the WPP to (a) limit supplier offers in the WPP to on-peak periods and (b) eliminate the granting of certain transmission service through the WPP.

On March 17, 2009, the FERC issued an order conditionally approving the proposed modification to the WPP to allow the process to be implemented the week of March 23, 2009. In its order approving the requested modifications, the FERC imposed additional conditions related to the ICT arrangement and indicated it was going to evaluate the success of the ICT arrangement, including the cost and benefits of implementing the WPP and whether the WPP goes far enough to address the transmission access issues that the ICT and WPP were intended to address. On April 17, 2009, the FERC issued a notice announcing that the FERC, in conjunction with the APSC, the LPSC, the MPSC, the PUCT, and the City Council, will host a conference on June 24, 2009, to discuss the ICT arrangement and transmission access on the Entergy transmission system.

Market and Credit Risk Sensitive Instruments

Commodity Price Risk

Power Generation

As discussed more fully in the Form 10-K, the sale of electricity from the power generation plants owned by Entergy's Non-Utility Nuclear business, unless otherwise contracted, is subject to the fluctuation of market power prices. Following is an updated summary of the amount of the Non-Utility Nuclear business' output that is sold forward as of March 31, 2009 under physical or financial contracts (2009 represents the remaining three quarters of the year):

	2009	2010	2011	2012	2013
Non-Utility Nuclear:
Percent of planned generation sold forward:
Unit-contingent	47%	31%	29%	18%	12%
Unit-contingent with availability guarantees (1)	40%	35%	17%	7%	6%
Total	87%	66%	46%	25%	18%
Planned generation (TWh)	31	40	41	41	40
Average contracted price per MWh (2)	$60	$60	$56	$54	$50

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

(2)

The Vermont Yankee acquisition included a 10-year PPA under which the former owners will buy most of the power produced by the plant, which is through the expiration in 2012 of the current operating license for the plant. The PPA includes an adjustment clause under which the prices specified in the PPA will be adjusted downward monthly, beginning in November 2005, if power market prices drop below prices specified in the PPA, which has not happened thus far.

Some of the agreements to sell the power produced by Entergy's Non-Utility Nuclear power plants contain provisions that require an Entergy subsidiary to provide collateral to secure its obligations under the agreements. The Entergy subsidiary is required to provide collateral based upon the difference between the current market and contracted power prices in the regions where Non-Utility Nuclear sells power. The primary form of collateral to satisfy these requirements is an Entergy Corporation guaranty.  Cash and letters of credit are also acceptable forms of collateral.  At March 31, 2009, based on power prices at that time, Entergy had in place as collateral $499 million of Entergy Corporation guarantees for wholesale transactions, including $60 million of guarantees that support letters of credit and $2 million of cash collateral. As of March 31, 2009, the assurance requirement associated with Non-Utility Nuclear is estimated to increase by an amount of up to $191 million if gas prices increase $1 per MMBtu in both the short- and long-term markets. In the event of a decrease in Entergy Corporation's credit rating to below investment grade, based on power prices as of March 31, 2009, Entergy would have been required under some of the agreements to replace approximately $73 million of the Entergy Corporation guarantees with cash or letters of credit.

For the planned energy output under contract through 2013 as of March 31, 2009, 61% of the planned energy output is under contract with counterparties with public investment grade credit ratings; 38% is with counterparties with public non-investment grade credit ratings, primarily a utility from which Non-Utility Nuclear purchased one of its power plants and entered into a long-term fixed-price purchased power agreement; and 1% is with load-serving entities without public credit ratings.

In addition to selling the power produced by its plants, the Non-Utility Nuclear business sells unforced capacity to load-serving distribution companies in order for those companies to meet requirements placed on them by the ISO in their area. Following is a summary of the amount of the Non-Utility Nuclear business' unforced capacity that is currently sold forward, and the blended amount of the Non-Utility Nuclear business' planned generation output and unforced capacity that is currently sold forward as of March 31, 2009 (2009 represents the remaining three quarters of the year):

	2009	2010	2011	2012	2013
Non-Utility Nuclear:
Percent of capacity sold forward:
Bundled capacity and energy contracts	26%	26%	25%	18%	16%
Capacity contracts	53%	34%	25%	10%	0%
Total	79%	60%	50%	28%	16%
Planned net MW in operation	4,998	4,998	4,998	4,998	4,998
Average capacity contract price per kW per month	$2.3	$3.4	$3.6	$3.6	$-
Blended Capacity and Energy (based on revenues)
% of planned generation and capacity sold forward	89%	68%	46%	22%	14%
Average contract revenue per MWh	$62	$62	$59	$56	$50

Critical Accounting Estimates

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy's accounting for nuclear decommissioning costs, unbilled revenue, impairment of long-lived assets and trust fund investments, qualified pension and other postretirement benefits, and other contingencies. The following are updates to that discussion.

Nuclear Decommissioning Costs

In the first quarter 2009, Entergy Arkansas recorded a revision to its estimated decommissioning cost liabilities for ANO 1 and 2 as a result of a revised decommissioning cost study. The revised estimates resulted in an $8.9 million reduction in its decommissioning liability, along with a corresponding reduction in the related regulatory asset.

Qualified Pension and Other Postretirement Benefits

Costs and Funding

The recent decline in stock market prices will affect Entergy's planned levels of contributions in the future.  Minimum required funding calculations as determined under Pension Protection Act guidance are performed annually as of January 1 of each year and are based on measurements of the market-related values of assets and funding liabilities as measured at that date.  An excess of the funding liability over the market-related value of assets results in a funding shortfall which, under the Pension Protection Act, must be funded over a seven-year rolling period.  Entergy's minimum required contributions for the 2009 plan year are generally payable in installments throughout 2009 and 2010 and will be based on the funding calculations as of January 1, 2009.  The final date at which 2009 plan year contributions may be made is September 15, 2010.

On March 31, 2009, the United States Treasury Department issued guidance that allows plan sponsors to use interest rates earlier in 2008 to measure the present value of the funding liability at January 1, 2009. Prior to this change, the rates required to be used for Entergy were from the month of December 2008 and the sharp decrease in interest rates during December 2008 was expected to generate significant increases in the funding liability. A higher liability coupled with losses in the fair market value of pension assets would have increased the funding shortfall at January 1, 2009 and resulted in larger future contributions for the 2009 plan year, payable in 2009 and 2010 as described above. Entergy's January 1, 2009 funding liability valuation was favorably impacted by this guidance and 2009 contributions are not expected to materially increase. However, to the extent that the higher interest rates experienced in 2008 do not recur in future periods and the fair market values of pension assets do not significantly recover, Entergy's January 1, 2010 funded status could be adversely affected and significantly increase future pension plan contributions.

New Accounting Pronouncements

In December 2008 the FASB issued FSP FAS 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets" (FSP 132(R)-1), that requires enhanced disclosures about plan assets of defined benefit pension and other postretirement plans, including disclosure of each major category of plan assets using the fair value hierarchy and concentrations of risk within plan assets. FSP 132(R)-1 is effective for fiscal years ending after December 15, 2009.

In April 2009 the FASB issued FSP FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments" (FSP 107-1 and APB 28-1). FSP 107-1 and APB 28-1 relates to fair value disclosures for all financial instruments not measured on the balance sheet at fair value, and requires these disclosures on a quarterly basis. FSP 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended March 31, 2009 and 2008
(Unaudited)
	2009	2008
	(In Thousands, Except Share Data)

OPERATING REVENUES
Electric	$2,026,916	$2,046,227
Natural gas	74,049	89,395
Competitive businesses	688,147	729,112
TOTAL	2,789,112	2,864,734

OPERATING EXPENSES
Operating and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	846,332	540,501
Purchased power	323,255	620,642
Nuclear refueling outage expenses	56,779	51,258
Other operation and maintenance	644,702	611,268
Decommissioning	48,742	45,996
Taxes other than income taxes	134,397	108,571
Depreciation and amortization	257,852	244,985
Other regulatory charges (credits) - net	(29,474)	35,280
TOTAL	2,282,585	2,258,501

OPERATING INCOME	506,527	606,233

OTHER INCOME
Allowance for equity funds used during construction	16,947	9,286
Interest and dividend income	30,650	54,282
Equity in losses of unconsolidated equity affiliates	(3,127)	(929)
Miscellaneous - net	(10,172)	(11,556)
TOTAL	34,298	51,083

INTEREST AND OTHER CHARGES
Interest on long-term debt	127,965	123,144
Other interest - net	19,293	32,538
Allowance for borrowed funds used during construction	(9,812)	(5,116)
TOTAL	137,446	150,566

INCOME BEFORE INCOME TAXES	403,379	506,750

Income taxes	163,046	193,003

CONSOLIDATED NET INCOME	240,333	313,747

Preferred dividend requirements of subsidiaries	4,998	4,998

NET INCOME ATTRIBUTABLE TO ENTERGY CORPORATION	$235,335	$308,749

Earnings per average common share:
Basic	$1.22	$1.60
Diluted	$1.20	$1.56
Dividends declared per common share	$0.75	$0.75

Basic average number of common shares outstanding	192,593,601	192,639,605
Diluted average number of common shares outstanding	198,058,002	198,300,041

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2009 and 2008
(Unaudited)
	2009	2008
	(In Thousands)

OPERATING ACTIVITIES
Consolidated net income	$240,333	$313,747
Adjustments to reconcile consolidated net income to net cash flow provided by operating activities:
Reserve for regulatory adjustments	1,210	(2,909)
Other regulatory charges (credits) - net	(29,474)	35,280
Depreciation, amortization, and decommissioning	306,594	290,981
Deferred income taxes, investment tax credits, and non-current taxes accrued	155,029	97,984
Equity in earnings of unconsolidated equity affiliates - net of dividends	3,127	929
Changes in working capital:
Receivables	102,428	(9,374)
Fuel inventory	(17,631)	(22,665)
Accounts payable	(134,008)	9,522
Taxes accrued	(12,784)	-
Interest accrued	(37,413)	(34,238)
Deferred fuel	275,508	(195,650)
Other working capital accounts	(120,505)	(181,401)
Provision for estimated losses and reserves	1,281	4,034
Changes in other regulatory assets	(447,882)	40,569
Other	88,806	101,361
Net cash flow provided by operating activities	374,619	448,170

INVESTING ACTIVITIES
Construction/capital expenditures	(455,737)	(373,317)
Allowance for equity funds used during construction	16,947	9,286
Nuclear fuel purchases	(118,890)	(170,381)
Proceeds from sale/leaseback of nuclear fuel	11,040	112,700
Payment for purchase of plant	-	(56,409)
Changes in transition charge account	(7,831)	(8,352)
NYPA value sharing payment	(72,000)	(72,000)
Decrease in other investments	7,339	7,974
Proceeds from nuclear decommissioning trust fund sales	583,166	257,718
Investment in nuclear decommissioning trust funds	(610,836)	(294,840)
Net cash flow used in investing activities	(646,802)	(587,621)

See Notes to Financial Statements.

16

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2009 and 2008
(Unaudited)
	2009	2008
	(In Thousands)

FINANCING ACTIVITIES
Proceeds from the issuance of:
Long-term debt	489,987	545,000
Common stock and treasury stock	927	4,670
Retirement of long-term debt	(215,023)	(438,227)
Repurchase of common stock	-	(158,182)
Changes in credit line borrowings - net	25,000	-
Dividends paid:
Common stock	(142,085)	(144,579)
Preferred stock	(4,998)	(7,270)
Net cash flow provided by (used in) financing activities	153,808	(198,588)

Effect of exchange rates on cash and cash equivalents	842	17

Net decrease in cash and cash equivalents	(117,533)	(338,022)

Cash and cash equivalents at beginning of period	1,920,491	1,253,728

Cash and cash equivalents at end of period	$1,802,958	$915,706

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$176,892	$183,787
Income taxes	($15,139)	$2,157

Noncash financing activities:
Long-term debt retired (equity unit notes)	($500,000)	-
Common stock issued in settlement of equity unit purchase contracts	$500,000	-

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
March 31, 2009 and December 31, 2008
(Unaudited)
	2009	2008
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$94,372	$115,876
Temporary cash investments	1,708,586	1,804,615
Total cash and cash equivalents	1,802,958	1,920,491
Securitization recovery trust account	19,893	12,062
Accounts receivable:
Customer	617,132	734,204
Allowance for doubtful accounts	(25,859)	(25,610)
Other	155,029	206,627
Accrued unbilled revenues	248,683	282,914
Total accounts receivable	994,985	1,198,135
Deferred fuel costs	19,527	167,092
Accumulated deferred income taxes	36,232	7,307
Fuel inventory - at average cost	233,776	216,145
Materials and supplies - at average cost	782,279	776,170
Deferred nuclear refueling outage costs	219,236	221,803
System agreement cost equalization	394,000	394,000
Prepayments and other	362,480	247,184
TOTAL	4,865,366	5,160,389

OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity	63,624	66,247
Decommissioning trust funds	2,718,689	2,832,243
Non-utility property - at cost (less accumulated depreciation)	230,566	231,115
Other	110,890	107,939
TOTAL	3,123,769	3,237,544

PROPERTY, PLANT AND EQUIPMENT
Electric	35,182,393	34,495,406
Property under capital lease	745,152	745,504
Natural gas	306,854	303,769
Construction work in progress	1,561,230	1,712,761
Nuclear fuel under capital lease	416,913	465,374
Nuclear fuel	672,300	636,813
TOTAL PROPERTY, PLANT AND EQUIPMENT	38,884,842	38,359,627
Less - accumulated depreciation and amortization	16,265,165	15,930,513
PROPERTY, PLANT AND EQUIPMENT - NET	22,619,677	22,429,114

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
SFAS 109 regulatory asset - net	607,706	581,719
Other regulatory assets	3,703,332	3,615,104
Deferred fuel costs	168,122	168,122
Goodwill	377,172	377,172
Other	1,147,443	1,047,654
TOTAL	6,003,775	5,789,771

TOTAL ASSETS	$36,612,587	$36,616,818

See Notes to Financial Statements.

18

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
March 31, 2009 and December 31, 2008
(Unaudited)
	2009	2008
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$575,647	$544,460
Notes payable	80,034	55,034
Accounts payable	874,068	1,475,745
Customer deposits	310,033	302,303
Taxes accrued	62,426	75,210
Interest accrued	149,896	187,310
Deferred fuel costs	311,482	183,539
Obligations under capital leases	162,415	162,393
Pension and other postretirement liabilities	38,338	46,288
System agreement cost equalization	460,315	460,315
Other	229,463	273,297
TOTAL	3,254,117	3,765,894

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	6,796,949	6,565,770
Accumulated deferred investment tax credits	321,276	325,570
Obligations under capital leases	294,257	343,093
Other regulatory liabilities	284,239	280,643
Decommissioning and asset retirement cost liabilities	2,717,086	2,677,495
Accumulated provisions	139,712	147,452
Pension and other postretirement liabilities	2,156,785	2,177,993
Long-term debt	10,921,435	11,174,289
Other	785,294	880,998
TOTAL	24,417,033	24,573,303

Commitments and Contingencies

Subsidiaries' preferred stock without sinking fund	217,031	217,029

EQUITY
Common Shareholders' Equity:
Common stock, $.01 par value, authorized 500,000,000 shares;
issued 254,772,087 shares in 2009 and 248,174,087 shares in 2008	2,548	2,482
Paid-in capital	5,370,446	4,869,303
Retained earnings	7,482,329	7,382,719
Accumulated other comprehensive loss	(58,466)	(112,698)
Less - treasury stock, at cost (58,693,564 shares in 2009 and
58,815,518 shares in 2008)	4,166,451	4,175,214
Total common shareholders' equity	8,630,406	7,966,592
Subsidiaries' preferred stock without sinking fund	94,000	94,000
TOTAL	8,724,406	8,060,592

TOTAL LIABILITIES AND EQUITY	$36,612,587	$36,616,818

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS, COMPREHENSIVE INCOME, AND PAID-IN CAPITAL
For the Three Months Ended March 31, 2009 and 2008
(Unaudited)

	2009		2008
	(In Thousands)

RETAINED EARNINGS

Retained Earnings - Beginning of period	$7,382,719		$6,735,965

Add:
Net income attributable to Entergy Corporation	235,335	$235,335	308,749	$308,749
Adjustment related to FSP FAS 115-2 implementation	6,365		-
Total	241,700		308,749

Deduct:
Dividends declared on common stock	142,090		144,369

Retained Earnings - End of period	$7,482,329		$6,900,345

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance at beginning of period:
Accumulated derivative instrument fair value changes	$120,830		($12,540)

Pension and other postretirement liabilities	(232,232)		(107,145)

Net unrealized investment gains (losses)	(4,402)		121,611

Foreign currency translation	3,106		6,394
Total	(112,698)		8,320

Net derivative instrument fair value changes
arising during the period (net of tax expense (benefit) of $57,186 and ($99,400))	87,714	87,714	(178,766)	(178,766)

Pension and other postretirement liabilities (net of tax expense (benefit) of ($135) and $3,977)	(857)	(857)	(4,136)	(4,136)

Net unrealized investment losses (net of tax benefit of ($35,977) and ($26,630))	(25,417)	(25,417)	(32,550)	(32,550)

Adjustment related to FSP FAS 115-2 implementation (net of tax benefit of ($4,921))	(6,365)	-	-	-

Foreign currency translation (net of tax benefit of ($454) and ($9))	(843)	(843)	(17)	(17)

Balance at end of period:
Accumulated derivative instrument fair value changes	208,544		(191,306)

Pension and other postretirement liabilities	(233,089)		(111,281)

Net unrealized investment gains (losses)	(36,184)		89,061

Foreign currency translation	2,263		6,377
Total	($58,466)		($207,149)

Add: preferred dividend requirements of subsidiaries		4,998		4,998

Comprehensive Income		$300,930		$98,278

PAID-IN CAPITAL

Paid-in Capital - Beginning of period	$4,869,303		$4,850,769

Add:
Common stock issuances in settlement of equity unit purchase contracts	499,934		-
Common stock issuances related to stock plans	1,209		3,068
Total	501,143		3,068

Paid-in Capital - End of period	$5,370,446		$4,853,837

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three Months Ended March 31, 2009 and 2008
(Unaudited)

			Increase/
Description	2009	2008	(Decrease)%
	(Dollars in Millions)
Utility Electric Operating Revenues:
Residential	$756	$731	$25	3
Commercial	560	548	12	2
Industrial	548	606	(58)	(10)
Governmental	53	52	1	2
Total retail	1,917	1,937	(20)	(1)
Sales for resale	74	88	(14)	(16)
Other	36	21	15	71
Total	$2,027	$2,046	($19)	(1)

Utility Billed Electric Energy
Sales (GWh):
Residential	7,893	8,011	(118)	(1)
Commercial	6,194	6,238	(44)	(1)
Industrial	8,139	9,377	(1,238)	(13)
Governmental	562	569	(7)	(1)
Total retail	22,788	24,195	(1,407)	(6)
Sales for resale	1,387	1,290	97	8
Total	24,175	25,485	(1,310)	(5)

Non-Utility Nuclear:
Operating Revenues	$656	$680	($24)	(4)
Billed Electric Energy Sales (GWh)	10,074	10,760	(686)	(6)

ENTERGY CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. COMMITMENTS AND CONTINGENCIES

Entergy and the Registrant Subsidiaries are involved in a number of legal, regulatory, and tax proceedings before various courts, regulatory commissions, and governmental agencies in the ordinary course of business. While management is unable to predict the outcome of such proceedings, management does not believe that the ultimate resolution of these matters will have a material adverse effect on Entergy's results of operations, cash flows, or financial condition. Entergy discusses regulatory proceedings in Note 2 to the financial statements in the Form 10-K and herein and discusses tax proceedings in Note 3 to the financial statements in the Form 10-K.

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

Asbestos Litigation (Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas)

See Note 8 to the financial statements in the Form 10-K for information regarding asbestos litigation at Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas.

NOTE 2. RATE AND REGULATORY MATTERS

Regulatory Assets

See Note 2 to the financial statements in the Form 10-K for information regarding regulatory assets in the Utility business reflected on the balance sheets of Entergy and the Registrant Subsidiaries. Following are updates to that discussion.

Fuel and purchased power cost recovery

See Note 2 to the financial statements in the Form 10-K for information regarding fuel proceedings involving the Utility operating companies. Following are updates to that information.

Entergy Arkansas

Energy Cost Recovery Rider

In March 2009, Entergy Arkansas filed with the APSC its annual energy cost rate for the period April 2009 through March 2010. The filed energy cost rate decreased from $0.02456/kWh to $0.01552/kWh. The decrease was caused by the following: 1) all three of the nuclear power plants from which Entergy Arkansas obtains power, ANO 1 and 2 and Grand Gulf, had refueling outages in 2008, and the previous energy cost rate had been adjusted to account for the replacement power costs that would be incurred while these units were down; 2) Entergy Arkansas has a deferred fuel cost liability from over-recovered fuel costs at December 31, 2008, as compared to a deferred fuel cost asset from under-recovered fuel costs at December 31, 2007; offset by 3) an increase in the fuel and purchased power prices included in the calculation.

Entergy Texas

In January 2008, Entergy Texas made a compliance filing with the PUCT describing how its 2007 Rough Production Cost Equalization receipts under the System Agreement were allocated between Entergy Gulf States, Inc.'s Texas and Louisiana jurisdictions. A hearing was held at the end of July 2008, and in October 2008 the ALJ issued a proposal for decision recommending an additional $18.6 million allocation to Texas retail customers. The PUCT adopted the ALJ's proposal for decision in December 2008. Because the PUCT allocation to Texas retail customers is inconsistent with the LPSC allocation to Louisiana retail customers, adoption of the proposal for decision by the PUCT could result in trapped costs between the Texas and Louisiana jurisdictions with no mechanism for recovery. The PUCT denied Entergy Texas' motion for rehearing and Entergy Texas appealed the PUCT's decision to both the state and federal district courts. The Utility operating companies also filed with the FERC an amendment to the System Agreement bandwidth formula that would specifically calculate the payments to the Texas and Louisiana businesses of Entergy Gulf States, Inc. of the Rough Production Cost Equalization receipts that Entergy Gulf States, Inc. received during 2007. Several parties, including the LPSC, the City Council, certain Cities served by Entergy Texas, the PUCT, and the TIEC have filed oppositions to the proposed amendment arguing, among other things, that the FERC does not have jurisdiction to allocate the receipts/payments between retail jurisdictions, that any relief that Entergy Texas may be entitled to must be obtained through the court system and not through the FERC, and that the proposed amendments violate the rule against retroactive ratemaking. The Utility operating companies responded to the interventions and protests.

In May 2009, Entergy Texas filed with the PUCT a request to refund $46.1 million, including interest, of fuel cost recovery over-collections through February 2009. Entergy Gulf States requested that the proposed refund be made over a four-month period beginning June 2009.

Storm Cost Recovery Filings

Entergy Arkansas Storm Reserve Accounting

The APSC's June 2007 order in Entergy Arkansas' base rate proceeding, which is discussed in the Form 10-K, eliminated storm reserve accounting for Entergy Arkansas. In March 2009 a law was enacted in Arkansas that requires the APSC to permit storm reserve accounting for utilities that request it. Entergy Arkansas filed its request with the APSC, and has reinstated storm reserve accounting effective January 1, 2009.

Entergy Arkansas January 2009 Ice Storm

In January 2009 a severe ice storm caused significant damage to Entergy Arkansas' transmission and distribution lines, equipment, poles, and other facilities. The current cost estimate for the damage caused by the ice storm is approximately $120 million to $140 million, of which approximately $65 million to $80 million is estimated to be operating and maintenance type costs and the remainder is estimated to be capital investment. On January 30, 2009, the APSC issued an order inviting and encouraging electric public utilities to file specific proposals for the recovery of extraordinary storm restoration expenses associated with the ice storm. Although Entergy Arkansas has not yet filed a proposal for the method of recovery of its costs, on February 16, 2009, it did file a request with the APSC for an accounting order authorizing deferral of the operating and maintenance cost portion of Entergy Arkansas' ice storm restoration costs pending their recovery. The APSC issued such an order in March 2009 subject to certain conditions, including that if Entergy Arkansas seeks to recover the deferred costs, those costs will be subject to investigation for whether they are incremental, prudent, and reasonable. Entergy Arkansas is still analyzing its options for the method of recovery of the ice storm restoration costs. One option is securitization, and in April 2009 a law was enacted in Arkansas that authorizes securitization of storm damage restoration costs.

Entergy Texas Hurricane Ike Filing

See the Form 10-K for a discussion of Hurricane Gustav and Hurricane Ike, which caused catastrophic damage to portions of Entergy's service territories in Louisiana and Texas, and to a lesser extent in Arkansas and Mississippi, in September 2008. In April 2009 a law was enacted in Texas that authorizes recovery of these types of costs by securitization. Entergy Texas filed its storm cost recovery case in April 2009 seeking a determination that $577.5 million of Hurricane Ike restoration costs are recoverable, including estimated costs for work to be completed. Entergy Texas also expects to make a filing seeking approval to recover its approved costs, plus carrying costs, by securitization.

Retail Rate Proceedings

See Note 2 to the financial statements in the Form 10-K for information regarding retail rate proceedings involving the Utility operating companies. The following are updates to the Form 10-K.

Filings with the APSC

Retail Rates

See the Form 10-K for a discussion of the rate filing made by Entergy Arkansas and the proceedings regarding that filing. On April 23, 2009, the Arkansas Supreme Court denied Entergy Arkansas' petition for review of the Court of Appeals decision.

Filings with the PUCT and Texas Cities (Entergy Texas)

Retail Rates

As discussed in the Form 10-K, Entergy Texas made a rate filing in September 2007 with the PUCT requesting an annual rate increase totaling $107.5 million, including a base rate increase of $64.3 million and riders totaling $43.2 million. On December 16, 2008, Entergy Texas filed a term sheet that reflected a settlement agreement that included the PUCT Staff and the other active participants in the rate case. On December 19, 2008, the ALJs approved Entergy Texas' request to implement interim rates reflecting the agreement. The agreement includes a $46.7 million base rate increase, among other provisions. Under the ALJs' interim order, Entergy Texas implemented interim rates, subject to refund and surcharge, reflecting the rates established through the settlement. These rates became effective with bills rendered on and after January 28, 2009, for usage on and after December 19, 2008. In addition, the existing recovery mechanism for incremental purchased power capacity costs ceased as of January 28, 2009, with purchased power capacity costs then subsumed within the base rates set in this proceeding. Certain Texas municipalities have exercised their original jurisdiction and taken final action to approve rates consistent with the interim rates approved by the ALJs. In March 2009, the PUCT approved the settlement, which makes the interim rates final, and the PUCT's decision is now final and non-appealable.

Filings with the LPSC

Retail Rates - Electric (Entergy Louisiana)

In May 2007, Entergy Louisiana made its formula rate plan filing with the LPSC for the 2006 test year, indicating a 7.6% earned return on common equity. That filing included Entergy Louisiana's request to recover $39.8 million in unrecovered fixed costs associated with the loss of customers that resulted from Hurricane Katrina, a request that was reduced to $31.7 million. In September 2007, Entergy Louisiana modified its formula rate plan filing to reflect its implementation of certain adjustments proposed by the LPSC Staff in its review of Entergy Louisiana's original filing with which Entergy Louisiana agreed, and to reflect its implementation of an $18.4 million annual formula rate plan increase comprised of (1) a $23.8 million increase representing 60% of Entergy Louisiana's revenue deficiency, and (2) a $5.4 million decrease for reduced incremental and deferred capacity costs. The LPSC authorized Entergy Louisiana to defer for accounting purposes the difference between its $39.8 million claim, now at $31.7 million, for unrecovered fixed cost and 60% of the revenue deficiency to preserve Entergy Louisiana's right to pursue that claim in full during the formula rate plan proceeding. In October 2007, Entergy Louisiana implemented a $7.1 million formula rate plan decrease that was due primarily to the reclassification of certain franchise fees from base rates to collection via a line item on customer bills pursuant to an LPSC Order. The LPSC staff and intervenors recommended disallowance of certain costs included in Entergy Louisiana's filing. Entergy Louisiana disagrees with the majority of the proposed disallowances and a hearing on the disputed issues was held in late-September/early-October 2008. In March 2009 the ALJ issued a proposed recommendation, which does not allow recovery of the unrecovered fixed costs and also disallows recovery of all costs associated with Entergy's stock option plan. Entergy Louisiana has filed exceptions to the ALJ's proposed recommendation.

Retail Rates - Gas (Entergy Gulf States Louisiana)

In January 2009, Entergy Gulf States Louisiana filed with the LPSC its gas rate stabilization plan for the test year ending September 30, 2008.  The filing showed a revenue deficiency of $529 thousand based on a return on common equity mid-point of 10.5%. In April 2009, Entergy Gulf States Louisiana implemented a $255 thousand rate increase pursuant to an uncontested settlement with the LPSC staff.

Filings with the MPSC

In March 2009, Entergy Mississippi made with the MPSC its annual scheduled formula rate plan filing for the 2008 test year.  The filing reported a $27.0 million revenue deficiency and an earned return on common equity of 7.41%. Based on the terms of the formula rate plan, Entergy Mississippi is requesting a $14.5 million increase in annual electric revenues. The Mississippi Public Utilities Staff disputed the filing, which extends the resolution deadline to June 30, 2009.

Filings with the City Council

Retail Rates

As discussed in the Form 10-K, on July 31, 2008, Entergy New Orleans filed an electric and gas base rate case with the City Council. On April 2, 2009, the City Council approved a comprehensive settlement. The settlement provides for a total electric bill reduction of $35.3 million, including conversion of the $10.6 million voluntary recovery credit to a permanent reduction and complete realignment of Grand Gulf cost recovery from fuel to base rates, and a $4.95 million gas rate increase, both effective June 1, 2009. A new three-year formula rate plan was also adopted, with terms including an 11.1% electric return on common equity (ROE) with a +/- 40 basis point bandwidth and a 10.75% gas ROE with a +/- 50 basis point bandwidth. Earnings outside the bandwidth reset to the midpoint ROE, with the difference flowing to customers or Entergy New Orleans depending on whether Entergy New Orleans is over or under-earning. The formula rate plan also includes a recovery mechanism for City Council-approved capacity additions, plus provisions for extraordinary cost changes and force majeure.

Fuel Adjustment Clause Litigation

See the Form 10-K for a discussion of the lawsuit filed by a group of ratepayers in April 1999 against Entergy New Orleans, Entergy Corporation, Entergy Services, and Entergy Power in state court in Orleans Parish purportedly on behalf of all Entergy New Orleans ratepayers. In February 2004, the City Council approved a resolution that resulted in a refund to customers of $11.3 million, including interest, during the months of June through September 2004. In May 2005 the Civil District Court for the Parish of Orleans affirmed the City Council resolution, finding no support for the plaintiffs' claim that the refund amount should be higher. In June 2005, the plaintiffs appealed the Civil District Court decision to the Louisiana Fourth Circuit Court of Appeal. On February 25, 2008, the Fourth Circuit Court of Appeal issued a decision affirming in part, and reversing in part, the Civil District Court's decision.  Although the Fourth Circuit Court of Appeal did not reverse any of the substantive findings and conclusions of the City Council or the Civil District Court, the Fourth Circuit found that the amount of the refund was arbitrary and capricious and increased the amount of the refund to $34.3 million.  In April 2009 the Louisiana Supreme Court reversed the decision of the Louisiana Fourth Circuit Court of Appeal and reinstated the decision of the Civil District Court. On April 17, 2009, the plaintiffs requested rehearing by the Louisiana Supreme Court.

Electric Industry Restructuring in Texas

See Note 2 to the financial statements in the Form 10-K for a discussion of electric industry restructuring activity that involves Entergy Texas. On April 15, 2009, ERCOT filed an updated and revised study delineating the projects, and their costs, necessary to reliably interconnect Entergy Texas' service area with ERCOT. On April 29, 2009, Entergy Texas filed its updated transition to competition plan indicating that it is agreeable to either stay in the SERC Reliability Corporation or move to ERCOT, depending on the PUCT's policy direction. A prehearing conference is scheduled for May 11, 2009 to address the procedural schedule. In addition, legislation is pending in Texas addressing the transition to competition that could end Entergy Texas' efforts to continue the transition to competition process. The Texas legislature adjourns June 1, 2009.

NOTE 3. EQUITY

Common Stock

Common Stock Issuances

In February 2009, Entergy Corporation was unable to remarket successfully $500 million of notes associated with its equity units. The note holders therefore put the notes to Entergy, Entergy retired the notes, and Entergy issued 6,598,000 shares of common stock to the note holders.

Earnings per Share

The following table presents Entergy's basic and diluted earnings per share calculation included on the consolidated statements of income:
	For the Three Months Ended March 31,
	2009			2008
	(In Millions, Except Per Share Data)
Basic earnings per share	Income	Shares	$/share	Income	Shares	$/share
Net income attributable to Entergy Corporation	$235.3	192.6	$1.22	$308.7	192.6	$1.60
Average dilutive effect of:
Stock options	-	2.0	(0.013)	-	4.6	(0.037)
Equity units	$3.2	3.5	(0.005)	-	1.1	(0.009)

Diluted earnings per share	$238.5	198.1	$1.20	$308.7	198.3	$1.56

Entergy's stock option and other equity compensation plans are discussed in Note 12 to the financial statements in the Form 10-K.

Treasury Stock

During the first quarter 2009, Entergy Corporation issued 121,954 shares of its previously repurchased common stock to satisfy stock option exercises and other stock-based awards.

Retained Earnings

On April 7, 2009, Entergy Corporation's Board of Directors declared a common stock dividend of $0.75 per share, payable on June 1, 2009 to holders of record as of May 13, 2009.

Presentation of Non-Controlling Interests

In 2007, the FASB issued SFAS 160, "Non-Controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51," which requires generally that the ownership interests in subsidiaries held by parties other than the parent (non-controlling interests) be clearly identified, labeled, and presented in the consolidated balance sheet within equity, but separate from the parent's equity, and that the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated income statement. SFAS 160 became effective for Entergy in the first quarter of 2009 and applies to preferred securities issued by Entergy subsidiaries to third parties.

Presentation of Preferred Stock without Sinking Fund

In connection with the adoption of SFAS 160 Entergy evaluated the requirements of EITF Topic No. 98, Classification and Measurement of Redeemable Securities (Topic D-98). Topic D-98 requires the classification of securities between liabilities and shareholders' equity if the holders of those securities have protective rights that allow them to gain control of the board of directors in certain circumstances. These rights would have the effect of giving the holders the ability to potentially redeem their securities, even if the likelihood of occurrence of these circumstances is considered remote. The Entergy Arkansas, Entergy Mississippi and Entergy New Orleans articles of incorporation provide, generally, that the holders of each of those company's preferred securities may elect a majority of the respective company's board of directors if dividends are not paid for a year, until such time as the dividends in arrears are paid. In accordance with Topic D-98, Entergy

Arkansas, Entergy Mississippi and Entergy New Orleans have presented their preferred securities outstanding at March 31, 2009, between liabilities and shareholders' equity and are restating the December 31, 2008 amounts presented in each affected company's financial statements to reflect this same presentation, which reduces the previously reported total shareholders' equity amount by $116 million, $50 million and $20 million for Entergy Arkansas, Entergy Mississippi and Entergy New Orleans, respectively. The 2007 shareholders' equity for each of the affected companies is restated by the same respective amount. This change has no net effect on those companies' reported amount of total liabilities and equity or any other financial statements presented or amounts included therein. Entergy Gulf States Louisiana and Entergy Louisiana, both organized as limited liability companies, have outstanding preferred securities with similar protective rights with respect to unpaid dividends, but provide for the election of board members that would not constitute a majority of the board; and their preferred securities are therefore classified for all periods presented as a component of members' equity in accordance with SFAS 160.

The outstanding preferred securities of Entergy Arkansas, Entergy Mississippi, Entergy New Orleans, and Entergy Asset Management (whose preferred holders also have protective rights as described in Note 6 to the financial statements in the Form 10-K) are similarly presented between liabilities and shareholders' equity in Entergy's consolidated financial statements and the outstanding preferred securities of Entergy Gulf States Louisiana and Entergy Louisiana are presented within total equity in Entergy's consolidated financial statements. The preferred dividends paid by all subsidiaries are reflected for all periods presented outside of consolidated net income in accordance with SFAS 160. The accompanying financial statements do not separately reconcile the beginning and ending balances of preferred securities because there is no net change in the balance of the securities between periods.

NOTE 4. LINES OF CREDIT, RELATED SHORT-TERM BORROWINGS, AND LONG-TERM DEBT

Entergy Corporation has in place a credit facility that expires in August 2012 and has a borrowing capacity of $3.5 billion. Entergy Corporation also has the ability to issue letters of credit against the total borrowing capacity of the credit facility. The facility fee is currently 0.09% of the commitment amount. Facility fees and interest rates on loans under the credit facility can fluctuate depending on the senior unsecured debt ratings of Entergy Corporation. The weighted average interest rate as of March 31, 2009 was 1.755% on the drawn portion of the facility. Following is a summary of the borrowings outstanding and capacity available under the facility as of March 31, 2009.
Capacity	Borrowings	Letters of Credit	Capacity Available
(In Millions)

$3,500	$3,232	$68	$200

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

Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, and Entergy Texas each had credit facilities available as of March 31, 2009 as follows:

Company	Expiration Date	Amount of Facility	Interest Rate (a)	Amount Drawn as of March 31, 2009

Entergy Arkansas	April 2009	$100 million (b)	2.75%	-
Entergy Gulf States Louisiana	August 2012	$100 million (c)	0.99313%	-
Entergy Louisiana	August 2012	$200 million (d)	0.92813%	-
Entergy Mississippi	May 2009	$30 million (e)	2.194%	$15 million
Entergy Mississippi	May 2009	$20 million (e)	2.194%	$10 million
Entergy Texas	August 2012	$100 million (f)	0.99313%	-

(a)	The interest rate is the weighted average interest rate as of March 31, 2009 that would be applied to the outstanding borrowings under the facility.
(b)

In April 2009, Entergy Arkansas renewed its credit facility through April 2010 in the amount of $88 million. The renewed credit facility requires Entergy Arkansas to maintain a debt ratio of 65% or less of its total capitalization and contains an interest rate floor of 5%. Borrowings under the Entergy Arkansas credit facility may be secured by a security interest in its accounts receivable.

(c)

The credit facility allows Entergy Gulf States Louisiana to issue letters of credit against the borrowing capacity of the facility. As of March 31, 2009, no letters of credit were outstanding. The credit facility requires Entergy Gulf States Louisiana to maintain a consolidated debt ratio of 65% or less of its total capitalization. Pursuant to the terms of the credit agreement, the amount of debt assumed by Entergy Texas ($699 million as of March 31, 2009 and $770 million as of December 31, 2008) is excluded from debt and capitalization in calculating the debt ratio.

(d)

The credit facility allows Entergy Louisiana to issue letters of credit against the borrowing capacity of the facility. As of March 31, 2009, no letters of credit were outstanding. The credit facility requires Entergy Louisiana to maintain a consolidated debt ratio of 65% or less of its total capitalization.

(e)

Borrowings under the Entergy Mississippi credit facilities may be secured by a security interest in its accounts receivable. Prior to expiration on May 31, 2009, Entergy Mississippi expects to renew both of its credit facilities.

(f)

The credit facility allows Entergy Texas to issue letters of credit against the borrowing capacity of the facility. As of March 31, 2009, no letters of credit were outstanding. The credit facility requires Entergy Texas to maintain a consolidated debt ratio of 65% or less of its total capitalization. Pursuant to the terms of the credit agreement, the transition bonds issued by Entergy Gulf States Reconstruction Funding I, LLC, a subsidiary of Entergy Texas, are excluded from debt and capitalization in calculating the debt ratio.

The facility fees on the credit facilities range from 0.09% to 0.15% of the commitment amount.

The short-term borrowings of the Registrant Subsidiaries and certain other Entergy subsidiaries are limited to amounts authorized by the FERC. The current FERC-authorized limits are effective through March 31, 2010 (except Entergy Gulf States Louisiana and Entergy Texas, which are effective through November 8, 2009). In addition to borrowings from commercial banks, these companies are authorized under a FERC order to borrow from the Entergy System money pool. The money pool is an inter-company borrowing arrangement designed to reduce Entergy's subsidiaries' dependence on external short-term borrowings. Borrowings from the money pool and external borrowings combined may not exceed the FERC authorized limits. As of March 31, 2009, Entergy's subsidiaries' aggregate money pool and external short-term borrowings authorized limit was $2.1 billion, the aggregate outstanding borrowing from the money pool was $551 million, and Entergy's subsidiaries' had $25 million in outstanding short-term borrowing from external sources.

The following are the FERC-authorized limits for short-term borrowings and the outstanding short-term borrowings (aggregating both money pool and external short-term borrowings) for the Registrant Subsidiaries as of March 31, 2009:

	Authorized	Borrowings
	(In Millions)

Entergy Arkansas	$250	-
Entergy Gulf States Louisiana	$200	-
Entergy Louisiana	$250	-
Entergy Mississippi	$175	$95
Entergy New Orleans	$100	-
Entergy Texas	$200	$42
System Energy	$200	-

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

Debt Issuances

(Entergy Texas)

In January 2009, Entergy Texas issued $500 million of 7.125% Series Mortgage Bonds due February 2019. Entergy Texas used a portion of the proceeds to repay its $160 million note payable to Entergy Corporation, to repay the $100 million outstanding on its credit facility, to repay short-term borrowings under the Entergy System money pool, and to repay prior to maturity the following obligations that had been assumed by Entergy Texas under the debt assumption agreement with Entergy Gulf States Louisiana:

Amount
(In Thousands)
Governmental Bonds share assumed under debt assumption agreement:
6.75% Series due 2012, Calcasieu Parish	$22,115
6.7% Series due 2013, Point Coupee Parish	$7,990
7.0% Series due 2015, West Feliciana Parish	$22,400
6.6% Series due 2028, West Feliciana Parish	$18,320

Entergy Texas used the remaining proceeds for other general corporate purposes.

NOTE 5. STOCK-BASED COMPENSATION

Entergy grants stock options, which are described more fully in Note 12 to the financial statements in the Form 10-K. Awards under Entergy's plans generally vest over three years.

The following table includes financial information for stock options for the first quarter for each of the years presented:

	2009	2008
	(In Millions)
Compensation expense included in Entergy's Net Income	$4.3	$4.4
Tax benefit recognized in Entergy's Net Income	$1.6	$1.7
Compensation cost capitalized as part of fixed assets and inventory	$0.8	$0.8

Entergy granted 1,084,800 stock options during the first quarter 2009 with a weighted-average fair value of $12.47. At March 31, 2009, there were 12,071,491 stock options outstanding with a weighted-average exercise price of $67.62. The aggregate intrinsic value of the stock options outstanding at March 31, 2009 was $5.7 million.

NOTE 6. RETIREMENT AND OTHER POSTRETIREMENT BENEFITS

Components of Net Pension Cost

Entergy's qualified pension cost, including amounts capitalized, for the first quarters of 2009 and 2008, included the following components:

	2009	2008
	(In Thousands)

Service cost - benefits earned during the period	$22,412	$22,598
Interest cost on projected benefit obligation	54,543	51,647
Expected return on assets	(62,305)	(57,639)
Amortization of prior service cost	1,249	1,266
Amortization of loss	5,600	6,934
Net pension costs	$21,499	$24,806

The Registrant Subsidiaries' qualified pension cost, including amounts capitalized, for the first quarters of 2009 and 2008, included the following components:

		Entergy
	Entergy	Gulf States	Entergy	Entergy	Entergy	Entergy	System
2009	Arkansas	Louisiana	Louisiana	Mississippi	New Orleans	Texas	Energy
	(In Thousands)
Service cost - benefits earned
during the period	$3,400	$1,748	$1,974	$995	$425	$917	$880
Interest cost on projected
benefit obligation	11,761	5,279	6,940	3,676	1,470	3,935	2,139
Expected return on assets	(12,187)	(7,516)	(8,197)	(4,236)	(1,815)	(5,185)	(2,766)
Amortization of prior service
cost	212	110	119	85	52	80	9
Amortization of loss	1,764	79	703	324	305	43	109
Net pension cost/(income)	$4,950	($300)	$1,539	$844	$437	($210)	$371

		Entergy
	Entergy	Gulf States	Entergy	Entergy	Entergy	Entergy	System
2008	Arkansas	Louisiana	Louisiana	Mississippi	New Orleans	Texas	Energy
	(In Thousands)
Service cost - benefits earned
during the period	$3,584	$1,841	$2,058	$1,063	$445	$968	$930
Interest cost on projected
benefit obligation	11,616	5,047	6,784	3,627	1,415	3,882	1,937
Expected return on assets	(11,765)	(7,165)	(8,134)	(4,075)	(1,839)	(5,047)	(2,452)
Amortization of prior service
cost	223	110	119	90	52	80	9
Amortization of loss	2,303	115	920	485	319	156	90
Net pension cost/(income)	$5,961	($52)	$1,747	$1,190	$392	$39	$514

Entergy recognized $4.4 million and $4.3 million in pension cost for its non-qualified pension plans in the first quarters of 2009 and 2008, respectively.

The Registrant Subsidiaries recognized the following pension cost for their non-qualified pension plans in the first quarters of 2009 and 2008:

		Entergy
	Entergy	Gulf States	Entergy	Entergy	Entergy	Entergy
	Arkansas	Louisiana	Louisiana	Mississippi	New Orleans	Texas
	(In Thousands)
Non-Qualified Pension Cost First Quarter 2009	$99	$97	$6	$43	$20	$185
Non-Qualified Pension Cost First Quarter 2008	$133	$78	$7	$54	$12	$227

Components of Net Other Postretirement Benefit Cost

Entergy's other postretirement benefit cost, including amounts capitalized, for the first quarters of 2009 and 2008, included the following components:
	2009	2008
	(In Thousands)

Service cost - benefits earned during the period	$11,691	$11,800
Interest cost on APBO	18,816	17,824
Expected return on assets	(5,871)	(7,027)
Amortization of transition obligation	933	957
Amortization of prior service cost	(4,024)	(4,104)
Amortization of loss	4,743	3,890
Net other postretirement benefit cost	$26,288	$23,340

The Registrant Subsidiaries' other postretirement benefit cost, including amounts capitalized, for the first quarters of 2009 and 2008, included the following components:

		Entergy
	Entergy	Gulf States	Entergy	Entergy	Entergy	Entergy	System
2009	Arkansas	Louisiana	Louisiana	Mississippi	New Orleans	Texas	Energy
	(In Thousands)
Service cost - benefits earned
during the period	$1,765	$1,196	$1,147	$530	$311	$619	$513
Interest cost on APBO	3,759	2,005	2,297	1,173	967	1,490	605
Expected return on assets	(2,143)	-	-	(757)	(684)	(1,556)	(414)
Amortization of transition
obligation	205	60	96	88	416	66	2
Amortization of prior service
cost	(197)	(77)	117	(62)	90	19	(245)
Amortization of loss	2,087	494	553	657	381	799	320
Net other postretirement benefit cost	$5,476	$3,678	$4,210	$1,629	$1,481	$1,437	$781

		Entergy
	Entergy	Gulf States	Entergy	Entergy	Entergy	Entergy	System
2008	Arkansas	Louisiana	Louisiana	Mississippi	New Orleans	Texas	Energy
	(In Thousands)
Service cost - benefits earned
during the period	$1,706	$1,251	$1,099	$514	$295	$606	$513
Interest cost on APBO	3,443	1,917	2,187	1,141	953	1,440	531
Expected return on assets	(2,492)	-	-	(905)	(789)	(1,885)	(511)
Amortization of transition
obligation	205	84	96	88	415	66	2
Amortization of prior service
cost	(197)	146	117	(62)	90	72	(283)
Amortization of loss	1,440	494	677	534	291	357	177
Net other postretirement benefit cost	$4,105	$3,892	$4,176	$1,310	$1,255	$656	$429

Employer Contributions

Based on current assumptions, Entergy expects to contribute $140 million to its qualified pension plans in 2009. Guidance pursuant to the Pension Protection Act of 2006 rules, effective for the 2009 plan year and beyond, may affect the level of Entergy's pension contributions in the future. As of the end of April 2009, Entergy had contributed $72 million to its pension plans. Therefore, Entergy presently anticipates contributing an additional $68 million to fund its qualified pension plans in 2009.

Based on current assumptions, the Registrant Subsidiaries expect to contribute the following to qualified pension plans in 2009:

		Entergy
	Entergy	Gulf States	Entergy	Entergy	Entergy	Entergy	System
	Arkansas	Louisiana	Louisiana	Mississippi	New Orleans	Texas	Energy
	(In Thousands)
Expected 2009 pension contributions disclosed in Form 10-K	$28,627	$4,728	$11,112	$6,902	$1,739	$4,118	$5,845
Pension contributions made through April 2009	$9,909	$1,433	$2,176	$2,220	$105	$1,480	$2,180
Remaining estimated pension contributions to be made in 2009	$18,718	$3,295	$8,936	$4,682	$1,634	$2,638	$3,665

Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Medicare Act)

Based on actuarial analysis, the estimated impact of future Medicare subsidies reduced the December 31, 2008 Accumulated Postretirement Benefit Obligation (APBO) by $187 million, and reduced the first quarter 2009 and 2008 other postretirement benefit cost by $6.0 million and $6.2 million, respectively. In the first quarter 2009, Entergy received $1.0 million in Medicare subsidies for prescription drug claims.

Based on actuarial analysis, the estimated impact of future Medicare subsidies reduced the December 31, 2008 APBO and the first quarters 2009 and 2008 other postretirement benefit cost for the Registrant Subsidiaries as follows:
		Entergy			Entergy
	Entergy	Gulf States	Entergy	Entergy	New	Entergy	System
	Arkansas	Louisiana	Louisiana	Mississippi	Orleans	Texas	Energy
	(In Thousands)
Reduction in 12/31/2008 APBO	($40,610)	($19,650)	($22,222)	($13,280)	($9,135)	($14,961)	($6,628)
Reduction in first quarter 2009
other postretirement benefit cost	($1,235)	($814)	($695)	($391)	($261)	($240)	($231)
Reduction in first quarter 2008
other postretirement benefit cost	($1,266)	($876)	($706)	($406)	($279)	($263)	($236)
Medicare subsidies received in the
first quarter 2009	$226	$144	$149	$73	$86	$91	$23

For further information on the Medicare Act refer to Note 11 to the financial statements in the Form 10-K.

NOTE 7. BUSINESS SEGMENT INFORMATION

Entergy Corporation

Entergy's reportable segments as of March 31, 2009 are Utility and Non-Utility Nuclear. Utility generates, transmits, distributes, and sells electric power in portions of Arkansas, Louisiana, Mississippi, and Texas, and provides natural gas utility service in portions of Louisiana. Non-Utility Nuclear owns and operates six nuclear power plants and is primarily focused on selling electric power produced by those plants to wholesale customers. "All Other" includes the parent company, Entergy Corporation, and other business activity, including the non-nuclear wholesale assets business, and earnings on the proceeds of sales of previously-owned businesses.

Entergy's segment financial information for the first quarters of 2009 and 2008 is as follows:

	Utility	Non-Utility Nuclear*	All Other*	Eliminations	Consolidated
	(In Thousands)
2009
Operating revenues	$2,102,206	$656,187	$37,742	($7,023)	$2,789,112
Equity in loss of unconsolidated
equity affiliates	$-	$-	($3,127)	$-	($3,127)
Income taxes (benefit)	$73,464	$102,077	($12,495)	$-	$163,046
Net income (loss)	$115,968	$180,882	($38,158)	($18,359)	$240,333
Total assets	$28,658,115	$8,136,681	$2,175,033	($2,357,242)	$36,612,587

2008
Operating revenues	$2,136,330	$680,484	$54,800	($6,880)	$2,864,734
Equity in loss of unconsolidated
equity affiliates	$-	$-	($929)	$-	($929)
Income taxes (benefit)	$84,243	$124,973	($16,213)	$-	$193,003
Net income (loss)	$121,480	$221,697	($29,430)	$-	$313,747
Total assets	$26,101,880	$7,175,012	$1,938,323	($1,450,448)	$33,764,767

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

Hedging Derivatives

Effective January 1, 2009, Entergy adopted Statement of Financial Accounting Standards No. 161 "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" (SFAS 161), which requires enhanced disclosures about an entity's derivative and hedging activities. The fair values of Entergy's derivative instruments in the consolidated balance sheet as of March 31, 2009 are as follows:
Instrument	Balance Sheet Location	Fair Value	Business

Derivatives designated as hedging instruments under FASB 133
Assets:
Electricity futures, forwards, and swaps	Prepayments and other (current portion)	$213 million	Non-Utility Nuclear

Electricity futures, forwards, and swaps	Other deferred debits and other assets (non-current portion)	$138 million	Non-Utility Nuclear

Derivatives not designated as hedging instruments under FASB 133
Liabilities:
Natural gas futures	Other current liabilities	$91 million	Utility

The effect of Entergy's derivative instruments designated as cash flow hedges on the consolidated statements of income for the three months ended March 31, 2009 is as follows:
Instrument	Amount of gain (loss) recognized in OCI (effective portion)	Statement of Income location	Amount of gain (loss) reclassified from accumulated OCI into income (effective portion)

Electricity futures, forwards, and swaps	$201 million	Competitive businesses operating revenues	$57 million

Based on market prices as of March 31, 2009, cash flow hedges relating to power sales totaled $351 million of gross gains, of which approximately $213 million are expected to be reclassified from accumulated other comprehensive income to operating revenues in the next twelve months.  The actual amount reclassified from accumulated other comprehensive income, however, could vary due to future changes in market prices. Gains totaling approximately $57 million were realized during the first quarter of 2009 on the maturity of cash flow hedges. Unrealized gains or losses recorded in other comprehensive income result from hedging power output at the Non-Utility Nuclear power stations. The related gains or losses from hedging power are included in operating revenues when realized. The maximum length of time over which Entergy is currently hedging the variability in future cash flows for forecasted power transactions at March 31, 2009 is approximately four years. Planned generation sold forward from Non-Utility Nuclear power stations as of March 31, 2009 is 87% for the remaining three quarters of 2009 of which approximately one-third is sold under financial hedges and the remainder under normal purchase/sale contracts. The ineffective portion of the change in the value of Entergy's cash flow hedges during the past three years was insignificant.

Natural gas futures are used to manage fuel price risk for the Utility's Louisiana and Mississippi customers. All benefits or costs of the program are recorded in fuel costs. The effect of Entergy's derivative instruments not designated as hedging instruments on the consolidated statements of income for the three months ended March 31, 2009 is as follows:

Instrument	Statement of Income Location	Amount of gain (loss) recorded in income

Natural gas futures	Fuel, fuel-related expenses, and gas purchased for resale	($24) million

Due to regulatory treatment, the natural gas futures are marked to market through fuel, fuel-related expenses, and gas purchased for resale and then such amounts are simultaneously reversed and recorded as offsetting regulatory assets or liabilities.

The fair values of the Registrant Subsidiaries' derivative instruments in their balance sheets as of March 31, 2009 are as follows:
Instrument	Balance Sheet Location	Fair Value	Registrant

Derivatives not designated as hedging instruments under FASB 133
Liabilities:
Natural gas futures	Gas hedge contracts	$22.9 million	Entergy Gulf States Louisiana
Natural gas futures	Gas hedge contracts	$39.9 million	Entergy Louisiana
Natural gas futures	Gas hedge contracts	$27.0 million	Entergy Mississippi
Natural gas futures	Other current liabilities	$1.3 million	Entergy New Orleans

The effects of the Registrant Subsidiaries' derivative instruments not designated as hedging instruments on their statements of income for the three months ended March 31, 2009 are as follows:

Instrument	Statement of Income Location	Amount of gain (loss) recorded in income	Registrant

Natural gas futures	Fuel, fuel-related expenses, and gas purchased for resale	($2.7) million	Entergy Gulf States Louisiana

Natural gas futures	Fuel, fuel-related expenses, and gas purchased for resale	($13.2) million	Entergy Louisiana

Natural gas futures	Fuel, fuel-related expenses, and gas purchased for resale	($11.4) million	Entergy Mississippi

Natural gas futures	Fuel, fuel-related expenses, and gas purchased for resale	$3.0 million	Entergy New Orleans

Fair Values

The estimated fair values of Entergy's financial instruments and derivatives are determined using bid prices and market quotes. Considerable judgment is required in developing the estimates of fair value. Therefore, estimates are not necessarily indicative of the amounts that Entergy could realize in a current market exchange. Gains or losses realized on financial instruments held by regulated businesses may be reflected in future rates and therefore do not accrue to the benefit or detriment of shareholders. Entergy considers the carrying amounts of most financial instruments classified as current assets and liabilities to be a reasonable estimate of their fair value because of the short maturity of these instruments. Effective January 1, 2008, Entergy and the Registrant Subsidiaries adopted Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" (SFAS 157), which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 generally does not require any new fair value measurements. However, in some cases, the application of SFAS 157 in the future may change Entergy's and the Registrant Subsidiaries' practice for measuring and disclosing fair values under other accounting pronouncements that require or permit fair value measurements.

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
    Level 3 - Level 3 inputs are pricing inputs that are generally less observable or unobservable from objective sources. These inputs are used with internally developed methodologies to produce management's best estimate of fair value for the asset or liability. Level 3 consists primarily of derivative power contracts used as cash flow hedges of power sales at merchant power plants.

The values for the cash flow hedges that are recorded as derivative contract assets or liabilities are based on both observable inputs including public market prices and unobservable inputs such as model-generated prices for longer-term markets and are classified as Level 3 assets and liabilities. The amounts reflected as the fair value of derivative assets or liabilities are based on the estimated amount that the contracts are in-the-money at the balance sheet date (treated as an asset) or out-of-the-money at the balance sheet date (treated as a liability) and would equal the estimated amount receivable or payable by Entergy if the contracts were settled at that date. These derivative contracts include cash flow hedges that swap fixed for floating cash flows for sales of the output from Entergy's Non-Utility Nuclear business. The fair values are based on the mark-to-market comparison between the fixed contract prices and the floating prices determined each period from a combination of quoted forward power market prices for the period for which such curves are available, and model-generated prices using quoted forward gas market curves and estimates regarding heat rates to convert gas to power and the costs associated with the transportation of the power from the plants' bus bar to the contract's point of delivery, generally a power market hub, for the period thereafter. The difference between the fixed price in the swap contract and these market-related prices multiplied by the volume specified in the contract and discounted at the counterparties' credit adjusted risk free rate are recorded as derivative contract assets or liabilities. All of the $351 million net assets at March 31, 2009 are in-the-money contracts with counterparties who are all currently investment grade.

Effective January 1, 2009, Entergy adopted FSP No. FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" (FSP 157-4), which provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset and liability have significantly decreased and includes guidance on identifying circumstances that indicate a transaction is not orderly.  The adoption of FSP 157-4 had no impact on net income or total equity.

The following table sets forth, by level within the fair value hierarchy established by SFAS 157, Entergy's assets and liabilities that are accounted for at fair value on a recurring basis as of March 31, 2009. The assessment of the significance of a particular input to a fair value measurement requires judgment and may affect their placement within the fair value hierarchy levels.

	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$1,709	$-	$-	$1,709
Decommissioning trust funds:
Equity securities	181	1,146	-	1,327
Debt securities	314	1,078	-	1,392
Power contracts	-	-	351	351
Securitization recovery trust account	20	-	-	20
Other investments	37	-	-	37
	$2,261	$2,224	$351	$4,836

Liabilities:
Gas hedge contracts	$91	$-	$-	$91

The following table sets forth a reconciliation of changes in the assets (liabilities) for the fair value of derivatives classified as Level 3 in the SFAS 157 fair value hierarchy:

	2009	2008
	(In Millions)

Balance as of January 1	$207	($12)

Price changes (unrealized gains/losses)	201	(196)
Originated	-	(74)
Settlements	(57)	(6)

Balance as of March 31	$351	($288)

The following table sets forth, by level within the fair value hierarchy established by SFAS 157, the Registrant Subsidaries' assets that are accounted for at fair value on a recurring basis as of March 31, 2009. The assessment of the significance of a particular input to a fair value measurement requires judgment and may affect its placement within the fair value hierarchy levels.

	Level 1	Level 2	Level 3	Total
	(In Millions)
Entergy Arkansas:
Assets:
Temporary cash investments	$92.2	$-	$-	$92.2
Decommissioning trust funds:
Equity securities	4.7	138.5	-	143.2
Debt securities	11.8	218.2	-	230.0
	$108.7	$356.7	$-	$465.4

40

Entergy Gulf States Louisiana:
Assets:
Temporary cash investments	$32.9	$-	$-	$32.9
Decommissioning trust funds:
Equity securities	4.9	112.6	-	117.5
Debt securities	19.0	156.4	-	175.4
	$56.8	$269.0	$-	$325.8

Liabilities:
Gas hedge contracts	$22.9	$-	$-	$22.9

Entergy Louisiana:
Assets:
Temporary cash investments	$72.8	$-	$-	$72.8
Decommissioning trust funds:
Equity securities	7.9	75.8	-	83.7
Debt securities	43.3	45.4	-	88.7
Other investments	0.8	-	-	0.8
	$124.8	$121.2	$-	$246.0

Liabilities:
Gas hedge contracts	$39.9	$-	$-	$39.9

Entergy Mississippi:
Assets:
Other investments	$31.8	$-	$-	$31.8

Liabilities:
Gas hedge contracts	$27.0	$-	$-	$27.0

Entergy New Orleans:
Assets:
Temporary cash investments	$119.4	$-	$-	$119.4
Other investments	4.6	-	-	4.6
	$124.0	$-	$-	$124.0

Liabilities:
Gas hedge contracts	$1.3	$-	$-	$1.3

Entergy Texas:
Assets:
Securitization recovery trust account	$19.9	$-	$-	$19.9

System Energy:
Assets:
Temporary cash investments	$78.5	$-	$-	$78.5
Decommissioning trust funds:
Equity securities	14.0	107.5	-	121.5
Debt securities	62.4	72.1	-	134.5
	$154.9	$179.6	$-	$334.5

NOTE 9. DECOMMISSIONING TRUST FUNDS (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, and System Energy)

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

Entergy applies the provisions of SFAS 115, "Accounting for Investments for Certain Debt and Equity Securities," in accounting for investments in decommissioning trust funds. As a result, Entergy records the decommissioning trust funds on the balance sheet at their fair value. Because of the ability of the Registrant Subsidiaries to recover decommissioning costs in rates and in accordance with the regulatory treatment for decommissioning trust funds, the Registrant Subsidiaries have recorded an offsetting amount of unrealized gains/(losses) on investment securities in other regulatory liabilities/assets. For the nonregulated portion of River Bend, Entergy Gulf States Louisiana has recorded an offsetting amount of unrealized gains/(losses) in other deferred credits/debits. Decommissioning trust funds for Pilgrim, Indian Point 2, Vermont Yankee, and Palisades do not receive regulatory treatment. Accordingly, unrealized gains recorded on the assets in these trust funds are recognized in the accumulated other comprehensive income component of common shareholders' equity because these assets are classified as available for sale. Unrealized losses (where cost exceeds fair market value) on the assets in these trust funds are also recorded in the accumulated other comprehensive income component of common shareholders' equity unless the unrealized loss is other-than-temporary and therefore recorded in earnings. Entergy records realized gains and losses on its debt and equity securities generally using the specific identification method to determine the cost basis of its securities.

The securities held at March 31, 2009 and December 31, 2008 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2009
Equity Securities	$1,327	$55	$232
Debt Securities	1,392	50	28
Total	$2,719	$105	$260

2008
Equity Securities	$1,436	$85	$177
Debt Securities	1,396	77	21
Total	$2,832	$162	$198

The amortized cost of debt securities was $1,370 million and $1,340 million at March 31, 2009 and December 31, 2008, respectively. The debt securities have an average coupon rate of approximately 4.94%, an average duration of approximately 5.22 years, and an average maturity of approximately 8.9 years. The equity securities are generally held in funds that are designed to approximate or somewhat exceed the return of the Standard & Poor's 500 Index. A relatively small percentage of the securities are held in funds intended to replicate the return of the Wilshire 4500 Index or the Russell 3000 Index.

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows at March 31, 2009:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$981	$212	$255	$22
More than 12 months	24	20	41	6
Total	$1,005	$232	$296	$28

The unrealized losses in excess of twelve months above relate to Entergy's Utility operating companies and System Energy.

The fair value of debt securities, summarized by contractual maturities, at March 31, 2009 and December 31, 2008 are as follows:

	2009	2008
	(In Millions)
less than 1 year	$20	$21
1 year - 5 years	552	526
5 years - 10 years	461	490
10 years - 15 years	129	146
15 years - 20 years	50	52
20 years+	180	161
Total	$1,392	$1,396

During the three months ended March 31, 2009 and 2008, proceeds from the dispositions of securities amounted to $583 million and $257 million, respectively. During the three months ended March 31, 2009 and 2008, gross gains of $14 million and $6 million, respectively, and gross losses of $16 million and $2 million, respectively, were either reclassified out of other comprehensive income into earnings or recorded into earnings.

Entergy Arkansas

Entergy Arkansas holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts. The securities held at March 31, 2009 and December 31, 2008 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2009
Equity Securities	$143.2	$19.2	$19.9
Debt Securities	230.0	12.6	3.8
Total	$373.2	$31.8	$23.7

2008
Equity Securities	$165.6	$31.7	$13.7
Debt Securities	224.9	12.8	2.4
Total	$390.5	$44.5	$16.1

The amortized cost of debt securities was $221.2 million and $214.5 million as of March 31, 2009 and December 31, 2008, respectively. The debt securities have an average coupon rate of approximately 4.79%, an average duration of approximately 4.66 years, and an average maturity of approximately 5.6 years. The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor's 500 Index. A relatively small percentage of the securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows at March 31, 2009:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$54.5	$18.4	$32.9	$2.6
More than 12 months	2.0	1.5	10.9	1.2
Total	$56.5	$19.9	$43.8	$3.8

The fair value of debt securities, summarized by contractual maturities, at March 31, 2009 and December 31, 2008 are as follows:

	2009	2008
	(In Millions)

less than 1 year	$5.2	$2.0
1 year - 5 years	124.6	127.0
5 years - 10 years	96.5	93.9
10 years - 15 years	2.5	2.0
15 years - 20 years	-	-
20 years+	1.2	-
Total	$230.0	$224.9

During the three months ended March 31, 2009 and 2008, proceeds from the dispositions of securities amounted to $29.8 million and $23.4 million, respectively. During the three months ended March 31, 2009 and 2008, gross gains of $0.1 million and $0.3 million, respectively, and gross losses of $0.8 million and $0.3 million, respectively, were recorded in earnings.

Entergy Gulf States Louisiana

Entergy Gulf States Louisiana holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts. The securities held at March 31, 2009 and December 31, 2008 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2009
Equity Securities	$117.5	$2.6	$37.3
Debt Securities	175.4	9.3	3.1
Total	$292.9	$11.9	$40.4

2008
Equity Securities	$132.3	$4.6	$24.5
Debt Securities	170.9	8.7	3.3
Total	$303.2	$13.3	$27.8

The amortized cost of debt securities was $169.2 million and $165.5 million as of March 31, 2009 and December 31, 2008, respectively. The debt securities have an average coupon rate of approximately 4.95%, an average duration of approximately 6.18 years, and an average maturity of approximately 9.4 years. The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor's 500 Index. A relatively small percentage of the securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows at March 31, 2009:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$94.4	$33.6	$23.8	$1.1
More than 12 months	4.5	3.7	14.9	2.0
Total	$98.9	$37.3	$38.7	$3.1

The fair value of debt securities, summarized by contractual maturities, at March 31, 2009 and December 31, 2008 are as follows:

	2009	2008
	(In Millions)

less than 1 year	$5.2	$6.5
1 year - 5 years	37.1	36.5
5 years - 10 years	73.1	75.7
10 years - 15 years	41.6	36.0
15 years - 20 years	9.9	8.7
20 years+	8.5	7.5
Total	$175.4	$170.9

During the three months ended March 31, 2009 and 2008, proceeds from the dispositions of securities amounted to $23.8 million and $11.0 million, respectively. During the three months ended March 31, 2009 and 2008, gross gains of $0.8 million and $0.2 million, respectively, and gross losses of $0.1 million and $0.01 million, respectively, were recorded in earnings.

Entergy Louisiana

Entergy Louisiana holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts. The securities held at March 31, 2009 and December 31, 2008 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2009
Equity Securities	$83.7	$1.5	$24.5
Debt Securities	88.7	6.0	1.7
Total	$172.4	$7.5	$26.2

2008
Equity Securities	$93.3	$3.9	$17.2
Debt Securities	87.6	7.1	1.6
Total	$180.9	$11.0	$18.8

The amortized cost of debt securities was $84.4 million and $82.1 million as of March 31, 2009 and December 31, 2008, respectively. The debt securities have an average coupon rate of approximately 4.61%, an average duration of approximately 4.44 years, and an average maturity of approximately 9.7 years. The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor's 500 Index. A relatively small percentage of the securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows at March 31, 2009:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$52.9	$19.4	$11.1	$0.8
More than 12 months	6.2	5.1	4.4	0.9
Total	$59.1	$24.5	$15.5	$1.7

The fair value of debt securities, summarized by contractual maturities, at March 31, 2009 and December 31, 2008 are as follows:

	2009	2008
	(In Millions)

less than 1 year	$1.6	$1.2
1 year - 5 years	33.5	33.4
5 years - 10 years	22.2	21.4
10 years - 15 years	12.0	10.5
15 years - 20 years	5.5	6.8
20 years+	13.9	14.3
Total	$88.7	$87.6

During the three months ended March 31, 2009 and 2008, proceeds from the dispositions of securities amounted to $10.2 million and $5.0 million, respectively. During the three months ended March 31, 2009 and 2008, gross gains of $0.4 million and $0.01 million, respectively, and gross losses of $0.1 million and $0.02 million, respectively, were recorded in earnings.

System Energy

System Energy holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts. The securities held at March 31, 2009 and December 31, 2008 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2009
Equity Securities	$121.5	$0.4	$13.5
Debt Securities	134.5	2.5	4.9
Total	$256.0	$2.9	$18.4

2008
Equity Securities	$127.8	$2.0	$36.3
Debt Securities	141.0	6.9	3.9
Total	$268.8	$8.9	$40.2

The amortized cost of debt securities was $136.9 million and $138.0 million as of March 31, 2009 and December 31, 2008, respectively. The debt securities have an average coupon rate of approximately 4.39%, an average duration of approximately 5.70 years, and an average maturity of approximately 11.6 years. The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor's 500 Index. A relatively small percentage of the securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows at March 31, 2009:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$100.3	$4.0	$26.3	$2.6
More than 12 months	11.6	9.5	10.9	2.3
Total	$111.9	$13.5	$37.2	$4.9

The fair value of debt securities, summarized by contractual maturities, at March 31, 2009 and December 31, 2008 are as follows:

	2009	2008
	(In Millions)

less than 1 year	$2.3	$2.0
1 year - 5 years	58.5	48.0
5 years - 10 years	31.8	44.0
10 years - 15 years	.5	10.0
15 years - 20 years	1.0	1.2
20 years+	40.4	35.8
Total	$134.5	$141.0

During the three months ended March 31, 2009 and 2008, proceeds from the dispositions of securities amounted to $151.9 million and $35.0 million, respectively. During the three months ended March 31, 2009 and 2008, gross gains of $3.0 million and $0.8 million, respectively, and gross losses of $2.4 million and $0.6 million, respectively, were recorded in earnings.

Other-than-temporary impairments and unrealized gains and losses

Entergy, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, and System Energy evaluate these unrealized losses at the end of each period to determine whether an other than temporary impairment has occurred. Effective January 1, 2009, Entergy adopted FSP FAS 115-2, "Recognition and Presentation of Other-Than-Temporary Impairments".  The assessment of whether an investment in a debt security has suffered an other-than-temporary impairment is based on whether Entergy has the intent to sell or more likely than not will be required to sell the debt security before recovery of its amortized costs.  Further, if Entergy does not expect to recover the entire amortized cost basis of the debt security, an other-than-temporary-impairment shall have been considered to have occurred and it is measured by the present value of cash flows expected to be collected less the amortized cost basis (credit loss).  For debt securities held as of January 1, 2009 for which an other-than-temporary impairment had previously been recognized but for which assessment under the new guidance indicates this impairment is temporary, Entergy recorded an adjustment to its opening balance of retained earnings of $11.3 million ($6.4 million net-of-tax). Entergy did not have any material other than temporary impairments relating to credit losses on debt securities for the three months ended March 31, 2009.  The assessment of whether an investment in an equity security has suffered an other than temporary impairment continues to be based on a number of factors including, first, whether Entergy has the ability and intent to hold the investment to recover its value, the duration and severity of any losses, and, then, whether it is expected that the investment will recover its value within a reasonable period of time. Entergy's trusts are managed by third parties who operate in accordance with agreements that define investment guidelines and place restrictions on the purchases and sales of investments. Non-Utility Nuclear recorded charges to interest income of $16 million in the three months ended March 31, 2009, resulting from the recognition of the other than temporary impairment of certain equity securities held in its decommissioning trust funds.

NOTE 10. INCOME TAXES

Income Tax Audits and Litigation

See Note 3 to the financial statements in the Form 10-K for a discussion of tax proceedings.

NOTE 11. NEW ACCOUNTING PRONOUNCEMENTS

In December 2008 the FASB issued FSP FAS 132(R)-1 "Employers' Disclosures about Postretirement Benefit Plan Assets" (FSP 132(R)-1) which requires enhanced disclosures about plan assets of defined benefit pension and other postretirement plans including disclosure of each major category of plan assets using the fair value hierarchy and concentrations of risk within plan assets. FSP 132(R)-1 is effective for fiscal years ending after December 15, 2009.

In April 2009 the FASB issued FSP FAS 107-1 and APB 28-1 "Interim Disclosures about Fair Value of Financial Instruments" (FSP 107-1 and APB 28-1). FSP 107-1 and APB 28-1 relates to fair value disclosures for all financial instruments not measured on the balance sheet at fair value, and requires these disclosures on a quarterly basis. FSP 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009.

__________________________________

In the opinion of the management of Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas and System Energy, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals and reclassification of previously reported amounts to conform to current classifications) necessary for a fair statement of the results for the interim periods presented. The business of the Registrant Subsidiaries is subject to seasonal fluctuations, however, with the peak periods occurring during the third quarter. The results for the interim periods presented should not be used as a basis for estimating results of operations for a full year.

Part I, Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of March 31, 2009, evaluations were performed under the supervision and with the participation of Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy (individually "Registrant" and collectively the "Registrants") management, including their respective Chief Executive Officers (CEO) and Chief Financial Officers (CFO). The evaluations assessed the effectiveness of the Registrants' disclosure controls and procedures. Based on the evaluations, each CEO and CFO has concluded that, as to the Registrant or Registrants for which they serve as CEO or CFO, the Registrant's or Registrants' disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms; and that the Registrant's or Registrants' disclosure controls and procedures are also effective in reasonably assuring that such information is accumulated and communicated to the Registrant's or Registrants' management, including their respective CEOs and CFOs, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

Under the supervision and with the participation of the Registrants' management, including their respective CEOs and CFOs, the Registrants evaluated changes in internal control over financial reporting that occurred during the quarter ended March 31, 2009 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

ENTERGY ARKANSAS, INC.

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Net income decreased $6.6 million for the first quarter 2009 compared to the first quarter 2008 primarily due to higher taxes other than income taxes, higher depreciation and amortization expenses, and a higher effective income tax rate, partially offset by higher net revenue.

Net Revenue

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits). Following is an analysis of the change in net revenue comparing the first quarter 2009 to the first quarter 2008.
Amount
(In Millions)

2008 net revenue	$248.2
Storm cost recovery	4.4
Retail electric price	4.0
Purchased power capacity	3.7
Volume/weather	(5.6)
Other	5.1
2009 net revenue	$259.8

The storm cost recovery variance is due to the recovery of 2008 extraordinary storm costs as approved by the APSC, effective January 2009. The recovery of 2008 extraordinary storm costs is discussed in Note 2 to the financial statements in the Form 10-K.

The retail electric price variance is primarily due to the capacity acquisition rider which became effective in February 2008.

The purchased power capacity variance is primarily due to lower purchased power capacity charges.

The volume/weather variance is primarily due to a 12.5% volume decrease in industrial sales primarily in the wood industry and the small customer class.

Gross operating revenues and fuel and purchased power expenses

Gross operating revenues increased primarily due to an increase of $61.1 million in fuel cost recovery revenues due to changes in the energy cost recovery rider effective April 2008 and September 2008, partially offset by a decrease of $25.1 million in gross wholesale revenue due to a decrease in the average price of energy available for resale sales. The energy cost recovery rider filings are discussed in Note 2 to the financial statements in the Form 10-K.

Fuel and purchased power expenses increased primarily due to an increase in deferred fuel expense due to a higher energy cost recovery rate, as discussed above and an increase in the average market price of natural gas. The increase was partially offset by a decrease in the average market price of purchased power.

Other Income Statement Variances

Taxes other than income taxes increased primarily due to a $3.5 million decrease recorded in the first quarter 2008 resulting from the favorable resolution of issues relating to the tax exempt status of bonds.

Depreciation and amortization expenses increased primarily due to an increase in plant in service.

Income Taxes

The effective income tax rates for the first quarters of 2009 and 2008 were 51.8% and 41.7%, respectively. The difference in the effective income tax rate for the first quarter 2009 versus the federal statutory rate of 35.0% is primarily due to certain book and tax differences related to utility plant items. The difference in the effective income tax rate for the first quarter 2008 versus the federal statutory rate of 35.0% is primarily due to certain book and tax differences related to utility plant items and an adjustment of the federal tax reserve for prior tax years, partially offset by flow-through book and tax timing differences.

Liquidity and Capital Resources

Cash Flow

Cash flows for the first quarters of 2009 and 2008 were as follows:

	2009	2008
	(In Thousands)

Cash and cash equivalents at beginning of period	$39,568	$212

Cash flow provided by (used in):
Operating activities	186,834	103,754
Investing activities	(126,669)	(99,056)
Financing activities	(7,518)	5,129
Net increase in cash and cash equivalents	52,647	9,827

Cash and cash equivalents at end of period	$92,215	$10,039

Operating Activities

Cash flow from operations increased $83.1 million for the first quarter 2009 compared to the first quarter 2008 primarily due to an increase in recovery of fuel costs and higher income tax refunds in 2009.

Investing Activities

Net cash flow used in investing activities increased $27.6 million for the first quarter 2009 compared to the first quarter 2008 primarily due to money pool activity and an increase in distribution construction expenditures in 2009 as a result of an ice storm hitting Entergy Arkansas' service territory in the first quarter of 2009. The increase was partially offset by a decrease in fossil construction expenditures resulting from a coal plant equipment purchase in 2008 and a decrease in nuclear construction expenditures resulting from various nuclear projects in 2008.

Increases in Entergy Arkansas' receivable from the money pool are a use of cash flow, and Entergy Arkansas' receivable from the money pool increased $43.2 million in the first quarter 2009. The money pool is an inter-company borrowing arrangement designed to reduce Entergy's subsidiaries' need for external short-term borrowings.

Financing Activities

Financing activities used $7.5 million of cash for the first quarter 2009 compared to providing $5.1 million of cash for the first quarter 2008 primarily due to money pool activity. Increases in Entergy Arkansas' payable to the money pool is a source of cash flow, and Entergy Arkansas' payable to the money pool increased by $13.6 million in the first quarter 2008.

Capital Structure

Entergy Arkansas' capitalization is balanced between equity and debt, as shown in the following table.

	March 31, 2009	December 31, 2008

Net debt to net capital	51.8%	52.9%
Effect of subtracting cash from debt	1.3%	0.6%
Debt to capital	53.1%	53.5%

Net debt consists of debt less cash and cash equivalents. Debt consists of notes payable, capital lease obligations, and long-term debt, including the currently maturing portion. Capital consists of debt, preferred stock without sinking fund, and shareholders' equity. Net capital consists of capital less cash and cash equivalents. Entergy Arkansas uses the net debt to net capital ratio in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy Arkansas' financial condition.

Uses and Sources of Capital

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy Arkansas' uses and sources of capital. Following are updates to the information provided in the Form 10-K.

In April 2009, Entergy Arkansas renewed its credit facility through April 2010 in the amount of $88 million. There were no outstanding borrowings under the Entergy Arkansas credit facility as of March 31, 2009.

Entergy Arkansas' receivables from or (payables to) the money pool were as follows:

March 31, 2009	December 31, 2008	March 31, 2008	December 31, 2007
(In Thousands)

$59,218	$15,991	($91,448)	($77,882)

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

White Bluff Coal Plant Project

See the Form 10-K for a discussion of the environmental compliance project that will install scrubbers and low NOx burners at Entergy Arkansas' White Bluff coal plant. In March 2009, Entergy Arkansas made a filing with the APSC seeking a declaratory order that the project is in the public interest. The filing requests a procedural schedule providing for an APSC decision in September 2009. In May 2009 the APSC Staff filed a motion requesting that the APSC require Entergy Arkansas to file testimony on several issues and suggesting a procedural schedule that culminates in a February 2010 hearing date. The APSC has not set a procedural schedule at this time.

Pension Contributions

See the "Critical Accounting Estimates - Qualified Pension and Other Postretirement Benefits - Costs and Funding" section of Entergy Corporation and Subsidiaries Management's Financial Discussion and Analysis for an update to the Form 10-K discussion on pension contributions.

Ouachita Power Plant

In August 2008, the LPSC issued an order approving an uncontested settlement between Entergy Gulf States Louisiana and the LPSC Staff authorizing Entergy Gulf States Louisiana's purchase, under a life-of-unit agreement, of one-third of the capacity and energy from the 789 MW Ouachita power plant, which Entergy Arkansas acquired on September 30, 2008. The LPSC's approval was subject to certain conditions, including a study to determine the costs and benefits of Entergy Gulf States Louisiana exercising an option to purchase one-third of the plant (Unit 3) from Entergy Arkansas. In April 2009, Entergy Gulf States Louisiana made a filing with the LPSC seeking approval of Entergy Gulf States Louisiana exercising its option to convert its purchased power agreement into the ownership interest in Unit 3 and a one-third interest in the Ouachita common facilities. Entergy Gulf States Louisiana estimates that the purchase price will be approximately $72.6 million, subject to change based on several factors, including the timing of the closing. The filing also requests LPSC approval of the cost-recovery mechanism for the acquisition. In addition, in April 2009, Entergy Arkansas and Entergy Gulf States Louisiana filed with the FERC for its approval of the transaction. Both the LPSC filing and the FERC filing anticipate an August 31, 2009 closing date for the acquisition.

State and Local Rate Regulation

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - State and Local Rate Regulation" in the Form 10-K for a discussion of state and local rate regulation. Following are updates to the information provided in the Form 10-K.

Retail Rates

See the Form 10-K for a discussion of the rate filing made by Entergy Arkansas and the proceedings regarding that filing. On April 23, 2009, the Arkansas Supreme Court denied Entergy Arkansas' petition for review of the Court of Appeals decision.

Energy Cost Recovery Rider

In March 2009, Entergy Arkansas filed with the APSC its annual energy cost rate for the period April 2009 through March 2010. The filed energy cost rate decreased from $0.02456/kWh to $0.01552/kWh. The decrease was caused by the following: 1) all three of the nuclear power plants from which Entergy Arkansas obtains power, ANO 1 and 2 and Grand Gulf, had refueling outages in 2008, and the previous energy cost rate had been adjusted to account for the replacement power costs that would be incurred while these units were down; 2) Entergy Arkansas has a deferred fuel cost liability from over-recovered fuel costs at December 31, 2008, as compared to a deferred fuel cost asset from under-recovered fuel costs at December 31, 2007; offset by 3) an increase in the fuel and purchased power prices included in the calculation.

Storm Cost Recovery

Entergy Arkansas Storm Reserve Accounting

The APSC's June 2007 order in Entergy Arkansas' base rate proceeding, which is discussed in the Form 10-K, eliminated storm reserve accounting for Entergy Arkansas. In March 2009 a law was enacted in Arkansas that requires the APSC to permit storm reserve accounting for utilities that request it. Entergy Arkansas filed its request with the APSC, and has reinstated storm reserve accounting effective January 1, 2009.

Entergy Arkansas January 2009 Ice Storm

In January 2009 a severe ice storm caused significant damage to Entergy Arkansas' transmission and distribution lines, equipment, poles, and other facilities. The current cost estimate for the damage caused by the ice storm is approximately $120 million to $140 million, of which approximately $65 million to $80 million is estimated to be operating and maintenance type costs and the remainder is estimated to be capital investment. On January 30, 2009, the APSC issued an order inviting and encouraging electric public utilities to file specific proposals for the recovery of extraordinary storm restoration expenses associated with the ice storm. Although Entergy Arkansas has not yet filed a proposal for the method of recovery of its costs, on February 16, 2009, it did file a request with the APSC for an accounting order authorizing deferral of the operating and maintenance cost portion of Entergy Arkansas' ice storm restoration costs pending their recovery. The APSC issued such an order in March 2009 subject to certain conditions, including that if Entergy Arkansas seeks to recover the deferred costs, those costs will be subject to investigation for whether they are incremental, prudent, and reasonable. Entergy Arkansas is still analyzing its options for the method of recovery of the ice storm restoration costs. One option is securitization, and in April 2009 a law was enacted in Arkansas that authorizes securitization of storm damage restoration costs.

Federal Regulation

See "System Agreement Proceedings" and "Independent Coordinator of Transmission" in the "Rate, Cost-recovery, and Other Regulation" section of Entergy Corporation and Subsidiaries Management's Financial Discussion and Analysis for updates to the discussion in the Form 10-K.

Utility Restructuring

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Utility Restructuring" in the Form 10-K for a discussion of utility restructuring.

Nuclear Matters

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Nuclear Matters" in the Form 10-K for a discussion of nuclear matters.

Environmental Risks

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Environmental Risks" in the Form 10-K for a discussion of environmental risks.

Critical Accounting Estimates

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy Arkansas' accounting for nuclear decommissioning costs, unbilled revenue, and qualified pension and other postretirement benefits.

Nuclear Decommissioning Costs

In the first quarter 2009, Entergy Arkansas recorded a revision to its estimated decommissioning cost liabilities for ANO 1 and 2 as a result of a revised decommissioning cost study. The revised estimates resulted in an $8.9 million reduction in its decommissioning liability, along with a corresponding reduction in the related regulatory asset.

Qualified Pension and Other Postretirement Benefits

See the "Critical Accounting Estimates - Qualified Pension and Other Postretirement Benefits - Costs and Funding" section of Entergy Corporation and Subsidiaries Management's Financial Discussion and Analysis for an update to the Form 10-K discussion on qualified pension and other postretirement benefits.

New Accounting Pronouncements

See "New Accounting Pronouncements" section of Entergy Corporation and Subsidiaries Management's Financial Discussion and Analysis for a discussion of new accounting pronouncements.

ENTERGY ARKANSAS, INC.
INCOME STATEMENTS
For the Three Months Ended March 31, 2009 and 2008
(Unaudited)

	2009	2008
	(In Thousands)

OPERATING REVENUES
Electric	$535,994	$499,374

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	185,156	83,562
Purchased power	94,327	166,524
Nuclear refueling outage expenses	9,494	6,931
Other operation and maintenance	107,426	107,123
Decommissioning	9,143	8,552
Taxes other than income taxes	21,367	15,739
Depreciation and amortization	62,361	57,237
Other regulatory charges (credits) - net	(3,335)	1,045
TOTAL	485,939	446,713

OPERATING INCOME	50,055	52,661

OTHER INCOME
Allowance for equity funds used during construction	1,775	1,778
Interest and dividend income	3,224	5,257
Miscellaneous - net	(928)	(1,014)
TOTAL	4,071	6,021

INTEREST AND OTHER CHARGES
Interest on long-term debt	21,212	18,628
Other interest - net	674	1,938
Allowance for borrowed funds used during construction	(1,103)	(850)
TOTAL	20,783	19,716

INCOME BEFORE INCOME TAXES	33,343	38,966

Income taxes	17,273	16,248

NET INCOME	16,070	22,718

Preferred dividend requirements and other	1,718	1,718

EARNINGS APPLICABLE TO
COMMON STOCK	$14,352	$21,000

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY ARKANSAS, INC.
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2009 and 2008
(Unaudited)

	2009	2008
	(In Thousands)

OPERATING ACTIVITIES
Net income	$16,070	$22,718
Adjustments to reconcile net income to net cash flow provided by operating activities:
Reserve for regulatory adjustments	1,203	(3,010)
Other regulatory charges (credits) - net	(3,335)	1,045
Depreciation, amortization, and decommissioning	71,504	65,789
Deferred income taxes,investment tax credits, and non-current taxes accrued	38,870	21,837
Changes in working capital:
Receivables	12,383	48,573
Fuel inventory	(16,087)	(7,339)
Accounts payable	(2,904)	(71,886)
Interest accrued	(2,413)	2,771
Deferred fuel costs	115,120	27,179
Other working capital accounts	14,784	(7,711)
Provision for estimated losses and reserves	(3,247)	285
Changes in other regulatory assets	(33,221)	8,132
Other	(21,893)	(4,629)
Net cash flow provided by operating activities	186,834	103,754

INVESTING ACTIVITIES
Construction expenditures	(83,527)	(97,961)
Allowance for equity funds used during construction	1,775	1,778
Nuclear fuel purchases	-	(58,998)
Proceeds from sale/leaseback of nuclear fuel	-	60,184
Proceeds from nuclear decommissioning trust fund sales	29,779	23,449
Investment in nuclear decommissioning trust funds	(31,469)	(27,508)
Change in money pool receivable - net	(43,227)	-
Net cash flow used in investing activities	(126,669)	(99,056)

FINANCING ACTIVITIES
Change in money pool payable - net	-	13,566
Dividends paid:
Common stock	(5,800)	(5,000)
Preferred stock	(1,718)	(3,437)
Net cash flow provided by (used in) financing activities	(7,518)	5,129

Net increase in cash and cash equivalents	52,647	9,827

Cash and cash equivalents at beginning of period	39,568	212

Cash and cash equivalents at end of period	$92,215	$10,039

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period for:
Interest - net of amount capitalized	$23,197	$15,227
Income taxes	($24,911)	($3,554)

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC.
BALANCE SHEETS
ASSETS
March 31, 2009 and December 31, 2008
(Unaudited)

	2009	2008
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents
Cash	$14	$3,292
Temporary cash investments	92,201	36,276
Total cash and cash investments	92,215	39,568
Accounts receivable:
Customer	118,244	113,135
Allowance for doubtful accounts	(19,836)	(19,882)
Associated companies	102,356	56,534
Other	60,566	64,762
Accrued unbilled revenues	55,181	71,118
Total accounts receivable	316,511	285,667
Deferred fuel costs	3,941	119,061
Fuel inventory - at average cost	31,310	15,223
Materials and supplies - at average cost	127,684	121,769
Deferred nuclear refueling outage costs	34,372	42,932
System agreement cost equalization	394,000	394,000
Prepayments and other	24,477	36,530
TOTAL	1,024,510	1,054,750

OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity	11,200	11,200
Decommissioning trust funds	373,191	390,529
Non-utility property - at cost (less accumulated depreciation)	1,438	1,439
Other	5,391	5,391
TOTAL	391,220	408,559

UTILITY PLANT
Electric	7,562,621	7,305,165
Property under capital lease	1,405	1,417
Construction work in progress	156,349	142,391
Nuclear fuel under capital lease	109,041	125,072
Nuclear fuel	10,561	12,115
TOTAL UTILITY PLANT	7,839,977	7,586,160
Less - accumulated depreciation and amortization	3,521,474	3,272,280
UTILITY PLANT - NET	4,318,503	4,313,880

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
SFAS 109 regulatory asset - net	52,200	58,455
Other regulatory assets	733,100	688,964
Other	40,191	43,605
TOTAL	825,491	791,024

TOTAL ASSETS	$6,559,724	$6,568,213

See Notes to Financial Statements.

60

ENTERGY ARKANSAS, INC.
BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY
March 31, 2009 and December 31, 2008
(Unaudited)

	2009	2008
	(In Thousands)

CURRENT LIABILITIES
Accounts payable:
Associated companies	$421,737	$433,460
Other	151,072	142,974
Customer deposits	61,998	60,558
Accumulated deferred income taxes	172,522	198,902
Interest accrued	22,794	25,207
Obligations under capital leases	60,278	60,276
Other	15,936	17,290
TOTAL	906,337	938,667

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,365,277	1,307,596
Accumulated deferred investment tax credits	50,888	51,881
Obligations under capital leases	50,168	66,214
Other regulatory liabilities	8,113	27,141
Decommissioning	540,941	540,709
Accumulated provisions	12,678	15,925
Pension and other postretirement liabilities	440,482	441,920
Long-term debt	1,618,230	1,618,171
Other	41,849	43,780
TOTAL	4,128,626	4,113,337

Commitments and Contingencies

Preferred stock without sinking fund	116,350	116,350

SHAREHOLDERS' EQUITY
Common stock, $0.01 par value, authorized 325,000,000
shares; issued and outstanding 46,980,196 shares in 2009
and 2008	470	470
Paid-in capital	588,444	588,444
Retained earnings	819,497	810,945
TOTAL	1,408,411	1,399,859

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$6,559,724	$6,568,213

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC.
SELECTED OPERATING RESULTS
For the Three Months Ended March 31, 2009 and 2008
(Unaudited)

			Increase/
Description	2009	2008	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$ 211	$ 179	$ 32	18
Commercial	114	94	20	21
Industrial	104	92	12	13
Governmental	4	4	-	-
Total retail	433	369	64	17
Sales for resale
Associated companies	73	96	(23)	(24)
Non-associated companies	32	33	(1)	(3)
Other	(2)	1	(3)	(300)
Total	$ 536	$ 499	$ 37	7

Billed Electric Energy
Sales (GWh):
Residential	2,109	2,143	(34)	(2)
Commercial	1,352	1,347	5	-
Industrial	1,499	1,713	(214)	(12)
Governmental	64	65	(1)	(2)
Total retail	5,024	5,268	(244)	(5)
Sales for resale
Associated companies	1,870	1,954	(84)	(4)
Non-associated companies	563	540	23	4
Total	7,457	7,762	(305)	(4)

ENTERGY GULF STATES LOUISIANA, L.L.C.

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Hurricane Gustav and Hurricane Ike

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Hurricane Gustav and Hurricane Ike" in the Form 10-K for a discussion of Hurricane Gustav and Hurricane Ike, which caused catastrophic damage to Entergy Gulf States Louisiana's service territory in September 2008. Entergy Gulf States Louisiana expects to initiate its storm cost recovery proceedings with the LPSC in May 2009.

Results of Operations

Net Income

Net income decreased by $3.7 million for the first quarter 2009 compared to the first quarter 2008 primarily due to lower other income.

Net Revenue

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses and 3) other regulatory charges. Following is an analysis of the change in net revenue comparing the first quarter 2009 to the first quarter 2008.

Amount
(In Millions)

2008 net revenue	$195.5
Retail electric price	2.5
Volume/weather	(1.7)
Other	(0.2)
2009 net revenue	$196.1

The retail electric price variance is primarily due to a formula rate plan increase effective September 2008. Refer to "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - State and Local Rate Regulation - Retail Rates - Electric" and Note 2 to the financial statements in the Form 10-K for a discussion of the formula rate plan increase.

The volume/weather variance is primarily due to a 22.3% volume decrease in industrial sales. The effect of the industrial sales volume decrease is mitigated, however, because of the fixed charge basis of many industrial customers' rates, which causes average price per KWh sold to increase as the fixed charges are spread over lower volume. Billed electricity usage decreased 524 GWh, or 12.4%, across all customer classes.

Gross operating revenues and fuel and purchased power expenses

Gross operating revenues decreased primarily due to a decrease of $61.5 million in fuel cost recovery revenues due to lower fuel rates and decreased usage.

Fuel and purchased power expenses decreased primarily due to a decrease in net area demand and the average market price of purchased power, partially offset by an increase in deferred fuel expense due to fuel and purchased power expense increases in excess of fuel cost recovery revenues.

Other Income Statement Variances

Other income decreased primarily due to:

  a decrease of $4.2 million in interest and dividend income related to the debt assumption agreement with Entergy Texas. Entergy Gulf States Louisiana remains primarily liable on this debt, of which $699 million remained outstanding as of March 31, 2009 and $1,079 million as of March 31, 2008;
  the cessation of carrying charges on storm restoration costs as a result of the Act 55 storm cost financing;
  a decrease in interest earned on decommissioning trust funds; and
  a decrease in interest earned on money pool investments.

The decrease is partially offset by distributions of $4.7 million earned on preferred membership interests purchased from Entergy Holdings Company with the proceeds received from the Act 55 storm cost financings. See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Hurricane Rita and Hurricane Katrina" and Note 2 to the financial statements in the Form 10-K for a discussion of the Act 55 storm cost financing.

Income Taxes

The effective income tax rate was 41.1% for the first quarter 2009 and 39.5% for the first quarter 2008. The difference in the effective income tax rate for the first quarter 2009 versus the federal statutory rate of 35% is primarily due to certain book and tax differences related to the utility plant items and state income taxes, partially offset by book and tax differences related to storm cost financing, flow through book and tax timing differences, book and tax differences related to allowance for equity funds used during construction, and the amortization of investment tax credits. The difference in the effective income tax rate for the first quarter 2008 versus the federal statutory rate of 35% is due to book and tax differences related to utility plant items and state income taxes, partially offset by flow-through book and tax timing differences and the amortization of investment tax credits.

Liquidity and Capital Resources

Cash Flow

Cash flows for the first quarters of 2009 and 2008 were as follows:
	2009	2008
	(In Thousands)

Cash and cash equivalents at beginning of period	$49,303	$108,036

Cash flow provided by (used in):
Operating activities	38,818	64,214
Investing activities	(54,820)	(121,392)
Financing activities	(206)	(30,641)
Net decrease in cash and cash equivalents	(16,208)	(87,819)

Cash and cash equivalents at end of period	$33,095	$20,217

Operating Activities

Net cash flow provided in operating activities decreased $25.4 million for the first quarter 2009 compared to the first quarter 2008 primarily due to storm restoration spending resulting from Hurricane Gustav and Hurricane Ike and income tax payments of $28 million in 2009 compared to income tax refunds of $0.6 million in 2008, substantially offset by increased collection of fuel costs.

Investing Activities

Net cash flow used in investing activities decreased $66.6 million for the first quarter 2009 compared to the first quarter 2008 primarily due to:

  the purchase of the Calcasieu Generating Facility for $56 million in March 2008. See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10-K for a discussion of this purchase; and
  timing differences between nuclear fuel purchases and fuel trust reimbursements.

The decrease was partially offset by money pool activity. Increases in Entergy Gulf States Louisiana's receivable from the money pool are a use of cash flow, and Entergy Gulf States Louisiana's receivable from the money pool increased by $9.2 million for the three months ended March 31, 2009 compared to decreasing by $15.1 million for the three months ended March 31, 2008. The money pool is an inter-company borrowing arrangement designed to reduce Entergy subsidiaries' need for external short-term borrowings.

Financing Activities

Net cash flow used in financing activities decreased $30.4 million for the first quarter 2009 compared to the first quarter 2008 primarily due to a decrease in common equity distributions.

Capital Structure

Entergy Gulf States Louisiana's capitalization is balanced between equity and debt, as shown in the following table. The calculation below does not reduce the debt by the debt assumed by Entergy Texas ($699 million as of March 31, 2009, and $770 million as of December 31, 2008) because Entergy Gulf States Louisiana remains primarily liable on the debt.

	March 31, 2009	December 31, 2008

Net debt to net capital	60.4%	61.6%
Effect of subtracting cash from debt	0.4%	0.6%
Debt to capital	60.8%	62.2%

Net debt consists of debt less cash and cash equivalents. Debt consists of notes payable, capital lease obligations and long-term debt, including the currently maturing portion. Capital consists of debt and members' equity. Net capital consists of capital less cash and cash equivalents. Entergy Gulf States Louisiana uses the net debt to net capital ratio in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy Gulf States Louisiana's financial condition.

Uses and Sources of Capital

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy Gulf States Louisiana's uses and sources of capital. Following are updates to the information provided in the Form 10-K.

Entergy Gulf States Louisiana's receivables from the money pool were as follows:

March 31, 2009	December 31, 2008	March 31, 2008	December 31, 2007
(In Thousands)

$20,805	$11,589	$40,372	$55,509

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

As discussed in the Form 10-K, Entergy Gulf States Louisiana has a credit facility in the amount of $100 million scheduled to expire in August 2012. No borrowings were outstanding under the facility as of March 31, 2009.

Little Gypsy Repowering Project

See the Form 10-K for a discussion of Entergy Louisiana's Little Gypsy repowering project. On March 11, 2009, the LPSC voted in favor of a motion directing Entergy Louisiana to temporarily suspend the repowering project and, based upon an analysis of the project's economic viability, to make a recommendation regarding whether to proceed with the project. This action was based upon a number of factors including the recent decline in natural gas prices, as well as environmental concerns, the unknown costs of carbon legislation and changes in the capital/financial markets. On April 1, 2009, Entergy Louisiana complied with the LPSC's directive and recommended that the project be suspended for an extended period of time of three years or more. Entergy Louisiana estimates that its total costs for the project, if suspended, including actual spending to date and estimated contract cancellation costs, will be approximately $300 million. Entergy Louisiana had obtained all major environmental permits required to begin construction. A longer-term suspension places these permits at risk and may adversely affect the project's economics and technological feasibility. The LPSC has not yet taken action on Entergy Louisiana's recommendation, and Entergy Louisiana filed with the LPSC on May 5, 2009, a motion requesting a ruling from the LPSC that the decision to suspend the project for an extended period of time is prudent, without prejudice to subsequent consideration of the prudence of Entergy Louisiana's management of the project and recovery of the project costs. Entergy Louisiana expects to make a filing later in 2009 with the LPSC regarding the recovery of project costs.

Pension Contributions

See the "Critical Accounting Estimates - Qualified Pension and Other Postretirement Benefits - Costs and Funding" section of Entergy Corporation and Subsidiaries Management's Financial Discussion and Analysis for an update to the Form 10-K discussion on pension contributions.

Ouachita Power Plant

In August 2008, the LPSC issued an order approving an uncontested settlement between Entergy Gulf States Louisiana and the LPSC Staff authorizing Entergy Gulf States Louisiana's purchase, under a life-of-unit agreement, of one-third of the capacity and energy from the 789 MW Ouachita power plant, which Entergy Arkansas acquired on September 30, 2008. The LPSC's approval was subject to certain conditions, including a study to determine the costs and benefits of Entergy Gulf States Louisiana exercising an option to purchase one-third of the plant (Unit 3) from Entergy Arkansas. In April 2009, Entergy Gulf States Louisiana made a filing with the LPSC seeking approval of Entergy Gulf States Louisiana exercising its option to convert its purchased power agreement into the ownership interest in Unit 3 and a one-third interest in the Ouachita common facilities. Entergy Gulf States Louisiana estimates that the purchase price will be approximately $72.6 million, subject to change based on several factors, including the timing of the closing. The filing also requests LPSC approval of the cost-recovery mechanism for the acquisition. In addition, in April 2009, Entergy Arkansas and Entergy Gulf States Louisiana filed with the FERC for its approval of the transaction. Both the LPSC filing and the FERC filing anticipate an August 31, 2009 closing date for the acquisition.

Jurisdictional Separation of Entergy Gulf States, Inc. into Entergy Gulf States Louisiana and Entergy Texas

See the Form 10-K for a discussion of the jurisdictional separation of Entergy Gulf States, Inc. into two vertically integrated utility companies, one operating under the sole retail jurisdiction of the PUCT, Entergy Texas, and the other operating under the sole retail jurisdiction of the LPSC, Entergy Gulf States Louisiana. Pursuant to the LPSC order approving the jurisdictional separation plan, Entergy Gulf States Louisiana made two compliance filings in 2008. On March 31, 2008, Entergy Gulf States Louisiana made its jurisdictional separation plan balance sheet compliance filing with the LPSC. On June 11, 2008, Entergy Gulf States Louisiana made its revenue and expense compliance filing. On December 29, 2008, the LPSC staff filed a motion with the LPSC seeking resolution of certain issues in the proceeding, and a hearing on these matters was scheduled to be held in April 2009. That hearing has been continued and is now scheduled to be held in July 2009.

State and Local Rate Regulation

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - State and Local Rate Regulation" in the Form 10-K for a discussion of state and local rate regulation. Following are updates to the information provided in the Form 10-K.

In January 2009, Entergy Gulf States Louisiana filed with the LPSC its gas rate stabilization plan for the test year ending September 30, 2008.  The filing showed a revenue deficiency of $529 thousand based on a return on common equity mid-point of 10.5%. In April 2009, Entergy Gulf States Louisiana implemented a $255 thousand rate increase pursuant to an uncontested settlement with the LPSC staff.

Federal Regulation

See "System Agreement Proceedings" and "Independent Coordinator of Transmission" in Entergy Corporation and Subsidiaries' Management's Financial Discussion and Analysis for updates to the discussion in the Form 10-K.

Industrial and Commercial Customers

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Industrial and Commercial Customers" in the Form 10-K for a discussion of industrial and commercial customers.

Nuclear Matters

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Nuclear Matters" in the Form 10-K for a discussion of nuclear matters.

Environmental Risks

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Environmental Risks" in the Form 10-K for a discussion of environmental risks.

Critical Accounting Estimates

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy Gulf States Louisiana's accounting for nuclear decommissioning costs, the application of SFAS 71, unbilled revenue, and qualified pension and other postretirement benefits.

Qualified Pension and Other Postretirement Benefits

See the "Critical Accounting Estimates - Qualified Pension and Other Postretirement Benefits - Costs and Funding" section of Entergy Corporation and Subsidiaries Management's Financial Discussion and Analysis for an update to the Form 10-K discussion on qualified pension and other postretirement benefits.

New Accounting Pronouncements

See "New Accounting Pronouncements" section of Entergy Corporation and Subsidiaries' Management's Financial Discussion and Analysis for a discussion of new accounting pronouncements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
INCOME STATEMENTS
For the Three Months Ended March 31, 2009 and 2008
(Unaudited)

	2009	2008
	(In Thousands)

OPERATING REVENUES
Electric	$459,005	$520,296
Natural gas	29,900	38,268
TOTAL	488,905	558,564

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	107,991	25,722
Purchased power	179,942	331,806
Nuclear refueling outage expenses	5,235	3,699
Other operation and maintenance	79,752	79,477
Decommissioning	3,295	3,039
Taxes other than income taxes	17,723	17,282
Depreciation and amortization	33,260	33,126
Other regulatory charges - net	4,882	5,546
	432,080	499,697

OPERATING INCOME	56,825	58,867

OTHER INCOME
Allowance for equity funds used during construction	2,272	1,693
Interest and dividend income	18,238	22,808
Miscellaneous - net	(1,392)	(928)
TOTAL	19,118	23,573

INTEREST AND OTHER CHARGES
Interest on long-term debt	29,026	31,766
Other interest - net	2,234	824
Allowance for borrowed funds used during construction	(1,336)	(1,079)
TOTAL	29,924	31,511

INCOME BEFORE INCOME TAXES	46,019	50,929

Income taxes	18,898	20,103

NET INCOME	27,121	30,826

Preferred distribution requirements and other	206	206

EARNINGS APPLICABLE TO
COMMON EQUITY	$26,915	$30,620

See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2009 and 2008
(Unaudited)

	2009	2008
	(In Thousands)

OPERATING ACTIVITIES
Net income	$27,121	$30,826
Adjustments to reconcile net income to net cash flow provided by operating activities:
Other regulatory charges - net	4,882	5,546
Depreciation, amortization, and decommissioning	36,555	36,165
Deferred income taxes, investment tax credits, and non-current taxes accrued	(17,870)	45,885
Changes in working capital:
Receivables	68,525	(69,806)
Fuel inventory	(4,663)	(10,278)
Accounts payable	(55,279)	111,852
Taxes accrued	19,454	-
Interest accrued	1,924	(995)
Deferred fuel costs	20,501	(45,841)
Other working capital accounts	4,243	(67,801)
Provision for estimated losses and reserves	(165)	439
Changes in other regulatory assets	(38,556)	5,891
Other	(27,854)	22,331
Net cash flow provided by operating activities	38,818	64,214

INVESTING ACTIVITIES
Construction expenditures	(54,775)	(60,204)
Allowance for equity funds used during construction	2,272	1,693
Nuclear fuel purchases	(27)	(21,713)
Proceeds from sale/leaseback of nuclear fuel	10,459	-
Payment for purchase of plant	-	(56,409)
Investment in affiliates	160	-
Proceeds from nuclear decommissioning trust fund sales	23,769	11,049
Investment in nuclear decommissioning trust funds	(27,462)	(14,879)
Change in money pool receivable - net	(9,216)	15,137
Changes in other investments - net	-	3,934
Net cash flow used in investing activities	(54,820)	(121,392)

FINANCING ACTIVITIES
Distributions paid:
Common equity	-	(30,400)
Preferred membership interests	(206)	(241)
Net cash flow used in financing activities	(206)	(30,641)

Net decrease in cash and cash equivalents	(16,208)	(87,819)

Cash and cash equivalents at beginning of period	49,303	108,036

Cash and cash equivalents at end of period	$33,095	$20,217

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period for:
Interest - net of amount capitalized	$28,592	$32,824
Income taxes	$27,937	($621)

Noncash financing activities:
Repayment by Entergy Texas of assumed long-term debt	$70,825	$-

See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
BALANCE SHEETS
ASSETS
March 31, 2009 and December 31, 2008
(Unaudited)

	2009	2008
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$178	$22,671
Temporary cash investments	32,917	26,632
Total cash and cash equivalents	33,095	49,303
Accounts receivable:
Customer	68,044	69,264
Allowance for doubtful accounts	(1,441)	(1,230)
Associated companies	146,175	179,217
Other	35,328	60,618
Accrued unbilled revenues	50,726	50,272
Total accounts receivable	298,832	358,141
Accumulated deferred income taxes	50,611	50,039
Fuel inventory - at average cost	38,414	33,751
Materials and supplies - at average cost	106,312	104,579
Deferred nuclear refueling outage costs	12,200	17,135
Debt assumption by Entergy Texas	100,509	100,509
Prepayments and other	8,708	6,381
TOTAL	648,681	719,838

OTHER PROPERTY AND INVESTMENTS
Investment in affiliate preferred membership interests	189,400	189,560
Decommissioning trust funds	292,917	303,178
Non-utility property - at cost (less accumulated depreciation)	121,907	120,829
Other	13,574	13,245
TOTAL	617,798	626,812

UTILITY PLANT
Electric	6,518,827	6,402,668
Natural gas	107,788	106,125
Construction work in progress	101,147	201,544
Nuclear fuel under capital lease	133,518	140,689
Nuclear fuel	9,822	11,177
TOTAL UTILITY PLANT	6,871,102	6,862,203
Less - accumulated depreciation and amortization	3,564,414	3,560,458
UTILITY PLANT - NET	3,306,688	3,301,745

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
SFAS 109 regulatory asset - net	311,050	316,421
Other regulatory assets	302,186	287,912
Deferred fuel costs	100,124	100,124
Long-term receivables	21,564	21,558
Debt assumption by Entergy Texas	598,637	669,462
Other	15,406	13,089
TOTAL	1,348,967	1,408,566

TOTAL ASSETS	$5,922,134	$6,056,961

See Notes to Financial Statements.

70

ENTERGY GULF STATES LOUISIANA, L.L.C.
BALANCE SHEETS
LIABILITIES AND MEMBERS' EQUITY
March 31, 2009 and December 31, 2008
(Unaudited)

	2009	2008
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$219,470	$219,470
Accounts payable:
Associated companies	125,965	155,147
Other	91,527	162,319
Customer deposits	42,666	40,484
Taxes accrued	19,872	418
Interest accrued	32,036	30,112
Deferred fuel costs	112,477	91,976
Obligations under capital leases	24,368	24,368
Pension and other postretirement liabilities	7,593	7,479
Gas hedge contracts	22,904	20,184
System agreement cost equalization	67,000	67,000
Other	7,572	9,220
TOTAL	773,450	828,177

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,284,531	1,308,449
Accumulated deferred investment tax credits	90,787	91,634
Obligations under capital leases	109,150	116,321
Other regulatory liabilities	29,615	22,007
Decommissioning and asset retirement cost liabilities	227,661	222,909
Accumulated provisions	13,731	13,896
Pension and other postretirement liabilities	186,365	188,390
Long-term debt	1,757,103	1,827,859
Other	90,286	105,176
TOTAL	3,789,229	3,896,641

Commitments and Contingencies

MEMBERS' EQUITY
Preferred membership interests without sinking fund	10,000	10,000
Members' equity	1,379,318	1,352,408
Accumulated other comprehensive loss	(29,863)	(30,265)
TOTAL	1,359,455	1,332,143

TOTAL LIABILITIES AND MEMBERS' EQUITY	$5,922,134	$6,056,961

See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
STATEMENTS OF MEMBERS' EQUITY AND COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2009 and 2008
(Unaudited)

	2009		2008
	(In Thousands)
MEMBERS' EQUITY
Members' Equity - Beginning of period	$1,352,408		$1,312,701

Add:
Net Income	27,121	$27,121	30,826	$30,826
Other	-		12
	27,121		30,838

Deduct:
Distributions declared on common equity	-		30,400
Distributions decleared on preferred membership interests	206	206	206	206
Other	5		-
	211		30,606

Members' Equity - End of period	$1,379,318		$1,312,933

ACCUMULATED OTHER COMPREHENSIVE LOSS (Net of Taxes):
Balance at beginning of period:
Pension and other postretirement liabilities	($30,265)		($22,934)

Pension and other postretirement liabilities (net of tax expense of $436 and $428)	402	402	329	329

Balance at end of period:
Pension and other postretirement liabilities	($29,863)		($22,605)
Comprehensive Income		$27,317		$30,949

See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
SELECTED OPERATING RESULTS
For the Three Months Ended March 31, 2009 and 2008
(Unaudited)

			Increase/
Description	2009	2008	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$101	$115	($14)	(12)
Commercial	99	111	(12)	(11)
Industrial	112	153	(41)	(27)
Governmental	5	6	(1)	(17)
Total retail	317	385	(68)	(18)
Sales for resale
Associated companies	96	86	10	12
Non-associated companies	32	45	(13)	(29)
Other	14	4	10	250
Total	$459	$520	($61)	(12)

Billed Electric Energy
Sales (GWh):
Residential	1,056	1,091	(35)	(3)
Commercial	1,125	1,135	(10)	(1)
Industrial	1,660	2,137	(477)	(22)
Governmental	51	53	(2)	(4)
Total retail	3,892	4,416	(524)	(12)
Sales for resale
Associated companies	1,783	746	1,037	139
Non-associated companies	661	664	(3)	-
Total	6,336	5,826	510	9

ENTERGY LOUISIANA, LLC

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Hurricane Gustav and Hurricane Ike

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Hurricane Gustav and Hurricane Ike" in the Form 10-K for a discussion of Hurricane Gustav (and, to a much lesser extent, Hurricane Ike), which caused catastrophic damage to Entergy Louisiana's service territory in September 2008. Entergy Louisiana expects to initiate its storm cost recovery proceedings with the LPSC in May 2009.

Results of Operations

Net Income

Net income increased $16.9 million for the first quarter 2009 compared to the first quarter 2008 primarily due to higher other income and lower operation and maintenance expenses, partially offset by lower net revenue.

Net Revenue

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges. Following is an analysis of the change in net revenue comparing the first quarter 2009 to the first quarter 2008.
Amount
(In Millions)

2008 net revenue	$219.2
Retail electric price	(17.3)
Volume/weather	5.1
Other	4.9
2009 net revenue	$211.9

The retail electric price variance is primarily due to:
  a credit passed on to customers as a result of the Act 55 storm cost financing; and
  a net decrease in the formula rate plan effective August 2008 to remove interim storm recovery upon the Act 55 financing of storm costs as well as the storm damage accrual. A portion of the decrease is offset in other operation and maintenance expenses. See Note 2 to the financial statements in the Form 10-K for further discussion of the formula rate plan.

  Refer to "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Hurricane Rita and Hurricane Katrina" and Note 2 to the financial statements in the Form 10-K for a discussion of the interim recovery of storm costs and the Act 55 storm cost financing.

  The volume/weather variance is primarily due to an increase in the average price of sales from the entire industrial sector as a result of a decrease in volume primarily in the lower-priced large industrial customer class. As volume decreases in this particular industrial class, average price per KWh sold increases as there are fixed charges spread over less volume. Industrial sales volume decreased overall by 5.8%. Billed electricity usage decreased 224 GWh across all customer classes.

  Gross operating revenues and fuel and purchased power expenses

  Gross operating revenues decreased primarily due to a decrease of $35.9 million in fuel cost recovery revenues due to lower fuel rates and decreased usage.

  Fuel and purchased power expenses decreased primarily due to a decrease in net area demand and decreases in the average market prices of natural gas and purchased power, partially offset by an increase in deferred fuel expense due to fuel and purchased power expense increases in excess of fuel cost recovery revenues.

  Other Income Statement Variances

  Other operation and maintenance expenses decreased primarily due to:

    a decrease of $4.9 million in loss reserves for storm damage in 2009 because of the completion of the Act 55 storm cost financing;
    a decrease of $3.6 million in payroll-related costs; and
    a decrease of $3.1 million due to lower fossil plant outage expenses compared to 2008.

  Other income increased primarily due to:

    distributions of $13.6 million earned on preferred membership interests purchased from Entergy Holdings Company with the proceeds received from the Act 55 storm cost financings. See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Hurricane Rita and Hurricane Katrina" and Note 2 to the financial statements in the Form 10-K for a discussion of the Act 55 storm cost financing;
    an increase in the allowance for equity funds used during construction due to more construction work in progress in 2009; and
    carrying charges on storm restoration costs as provided for by the LPSC.

  Income Taxes

  The effective income tax rates for the first quarters of 2009 and 2008 were 25.1% and 44.5%, respectively. The difference in the effective income tax rate for the first quarter 2009 versus the federal statutory rate of 35.0% is primarily due to book and tax differences related to the storm cost financing and allowance for equity funds used during construction, partially offset by certain book and tax differences related to utility plant items and state income taxes. The difference in the effective income tax rate for the first quarter 2008 versus the federal statutory rate of 35.0% is primarily due to certain book and tax differences related to utility plant items, state income taxes, and a federal tax reserve adjustment, partially offset by book and tax differences related to the allowance for equity funds used during construction and the amortization of investment tax credits.

  Liquidity and Capital Resources

  Cash Flow

  Cash flows for the first quarters of 2009 and 2008 were as follows:

	2009	2008
	(In Thousands)

Cash and cash equivalents at beginning of period	$138,918	$300

Cash flow provided by (used in):
Operating activities	41,503	29,049
Investing activities	(95,845)	(72,029)
Financing activities	(11,235)	43,210
Net increase (decrease) in cash and cash equivalents	(65,577)	230

Cash and cash equivalents at end of period	$73,341	$530

  Operating Activities

  Cash flow provided by operating activities increased $12.5 million for the first quarter 2009 compared to the first quarter 2008 primarily due to increased recovery of fuel costs and income tax refunds of $31.0 million in 2009 compared to income tax payments of $1.3 million in 2008, almost entirely offset by storm restoration spending caused by Hurricane Gustav.

  Investing Activities

  Net cash flow used in investing activities increased $23.8 million for the first quarter 2009 compared to the first quarter 2008 primarily due to increased construction expenditures in 2009 due to Hurricane Gustav and the Little Gypsy Unit 3 repowering project, partially offset by money pool activity.

  Decreases in Entergy Louisiana's receivable from the money pool is a source of cash flow, and Entergy Louisiana's receivable from the money pool decreased $14.5 million in the first quarter 2009. The money pool is an inter-company borrowing arrangement designed to reduce Entergy's subsidiaries need for external short-term borrowings.

  Financing Activities

  Entergy Louisiana's financing activities used $11.2 million of cash for the first quarter 2009 compared to providing $43.2 million of cash for the first quarter 2008 primarily due to money pool activity and a principal payment of $6.6 million in 2009 for the Waterford 3 sale-leaseback obligation.

  Increases in Entergy Louisiana's payable to the money pool is a source of cash flow, and Entergy Louisiana's payable to the money pool increased by $44.7 million for the first quarter 2008.

  Capital Structure

  Entergy Louisiana's capitalization is balanced between equity and debt, as shown in the following table.

	March 31, 2009	December 31, 2008

Net debt to net capital	44.0%	43.6%
Effect of subtracting cash from debt	1.3%	2.5%
Debt to capital	45.3%	46.1%

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

  Entergy Louisiana's receivables from or (payables to) the money pool were as follows:
March 31, 2009	December 31, 2008	March 31, 2008	December 31, 2007
(In Thousands)

$46,784	$61,236	($47,460)	($2,791)

  See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

  As discussed in the Form 10-K, Entergy Louisiana has a credit facility in the amount of $200 million scheduled to expire in August 2012. No borrowings were outstanding under the facility as of March 31, 2009.

  Little Gypsy Repowering Project

  See the Form 10-K for a discussion of Entergy Louisiana's Little Gypsy repowering project. On March 11, 2009, the LPSC voted in favor of a motion directing Entergy Louisiana to temporarily suspend the repowering project and, based upon an analysis of the project's economic viability, to make a recommendation regarding whether to proceed with the project. This action was based upon a number of factors including the recent decline in natural gas prices, as well as environmental concerns, the unknown costs of carbon legislation and changes in the capital/financial markets. On April 1, 2009, Entergy Louisiana complied with the LPSC's directive and recommended that the project be suspended for an extended period of time of three years or more. Entergy Louisiana estimates that its total costs for the project, if suspended, including actual spending to date and estimated contract cancellation costs, will be approximately $300 million. Entergy Louisiana had obtained all major environmental permits required to begin construction. A longer-term suspension places these permits at risk and may adversely affect the project's economics and technological feasibility. The LPSC has not yet taken action on Entergy Louisiana's recommendation, and Entergy Louisiana filed with the LPSC on May 5, 2009, a motion requesting a ruling from the LPSC that the decision to suspend the project for an extended period of time is prudent, without prejudice to subsequent consideration of the prudence of Entergy Louisiana's management of the project and recovery of the project costs. Entergy Louisiana expects to make a filing later in 2009 with the LPSC regarding the recovery of project costs.

  Pension Contributions

  See the "Critical Accounting Estimates - Qualified Pension and Other Postretirement Benefits - Costs and Funding" section of Entergy Corporation and Subsidiaries Management's Financial Discussion and Analysis for an update to the Form 10-K discussion on pension contributions.

  State and Local Rate Regulation

  See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - State and Local Rate Regulation" in the Form 10-K for a discussion of state and local rate regulation. Following are updates to the information provided in the Form 10-K.

  In May 2007, Entergy Louisiana made its formula rate plan filing with the LPSC for the 2006 test year, indicating a 7.6% earned return on common equity. That filing included Entergy Louisiana's request to recover $39.8 million in unrecovered fixed costs associated with the loss of customers that resulted from Hurricane Katrina, a request that was reduced to $31.7 million. In September 2007, Entergy Louisiana modified its formula rate plan filing to reflect its implementation of certain adjustments proposed by the LPSC Staff in its review of Entergy Louisiana's original filing with which Entergy Louisiana agreed, and to reflect its implementation of an $18.4 million annual formula rate plan increase comprised of (1) a $23.8 million increase representing 60% of Entergy Louisiana's revenue deficiency, and (2) a $5.4 million decrease for reduced incremental and deferred capacity costs. The LPSC authorized Entergy Louisiana to defer for accounting purposes the difference between its $39.8 million claim, now at $31.7 million, for unrecovered fixed costs and 60% of the revenue deficiency to preserve

  Entergy Louisiana's right to pursue that claim in full during the formula rate plan proceeding. In October 2007, Entergy Louisiana implemented a $7.1 million formula rate plan decrease that was due primarily to the reclassification of certain franchise fees from base rates to collection via a line item on customer bills pursuant to an LPSC Order. The LPSC staff and intervenors recommended disallowance of certain costs included in Entergy Louisiana's filing. Entergy Louisiana disagrees with the majority of the proposed disallowances and a hearing on the disputed issues was held in late-September/early-October 2008. In March 2009 the ALJ issued a proposed recommendation, which does not allow recovery of the unrecovered fixed costs and also disallows recovery of all costs associated with Entergy's stock option plan. Entergy Louisiana has filed exceptions to the ALJ's proposed recommendation.

  Federal Regulation

  See "System Agreement Proceedings" and "Independent Coordinator of Transmission" in the "Rate, Cost-recovery, and Other Regulation" section of Entergy Corporation and Subsidiaries Management's Financial Discussion and Analysis for updates to the discussion in the Form 10-K.

  Utility Restructuring

  See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Utility Restructuring" in the Form 10-K for a discussion of utility restructuring.

  Industrial and Commercial Customers

  See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Industrial and Commercial Customers" in the Form 10-K for a discussion of industrial and commercial customers.

  Nuclear Matters

  See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Nuclear Matters" in the Form 10-K for a discussion of nuclear matters.

  Environmental Risks

  See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Environmental Risks" in the Form 10-K for a discussion of environmental risks.

  Critical Accounting Estimates

  See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy Louisiana's accounting for nuclear decommissioning costs, unbilled revenue, and qualified pension and other postretirement benefits.

  Qualified Pension and Other Postretirement Benefits

  See the "Critical Accounting Estimates - Qualified Pension and Other Postretirement Benefits - Costs and Funding" section of Entergy Corporation and Subsidiaries Management's Financial Discussion and Analysis for an update to the Form 10-K discussion on qualified pension and other postretirement benefits.

  New Accounting Pronouncements

  See "New Accounting Pronouncements" section of Entergy Corporation and Subsidiaries Management's Financial Discussion and Analysis for a discussion of new accounting pronouncements.

ENTERGY LOUISIANA, LLC
INCOME STATEMENTS
For the Three Months Ended March 31, 2009 and 2008
(Unaudited)

	2009	2008
	(In Thousands)

OPERATING REVENUES
Electric	$529,257	$564,744

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	134,574	112,995
Purchased power	176,522	222,527
Nuclear refueling outage expenses	5,594	4,503
Other operation and maintenance	93,642	100,872
Decommissioning	5,202	4,844
Taxes other than income taxes	16,644	14,741
Depreciation and amortization	49,447	47,060
Other regulatory charges - net	6,255	9,983
TOTAL	487,880	517,525

OPERATING INCOME	41,377	47,219

OTHER INCOME
Allowance for equity funds used during construction	7,446	3,257
Interest and dividend income	21,513	4,749
Miscellaneous - net	(773)	(1,213)
TOTAL	28,186	6,793

INTEREST AND OTHER CHARGES
Interest on long-term debt	23,407	19,555
Other interest - net	2,160	1,155
Allowance for borrowed funds used during construction	(4,810)	(1,997)
TOTAL	20,757	18,713

INCOME BEFORE INCOME TAXES	48,806	35,299

Income taxes	12,268	15,703

NET INCOME	36,538	19,596

Preferred dividend requirements and other	1,738	1,738

EARNINGS APPLICABLE TO
COMMON EQUITY	$34,800	$17,858

See Notes to Financial Statements.

  (Page left blank intentionally)

ENTERGY LOUISIANA, LLC
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2009 and 2008
(Unaudited)

	2009	2008
	(In Thousands)

OPERATING ACTIVITIES
Net income	$36,538	$19,596
Adjustments to reconcile net income to net cash flow provided by operating activities:
Other regulatory charges - net	6,255	9,983
Depreciation, amortization, and decommissioning	54,649	51,904
Deferred income taxes, investment tax credits, and non-current taxes accrued	56,390	7,407
Changes in working capital:
Receivables	45,195	23,570
Accounts payable	(56,547)	(25,241)
Taxes accrued	254	26,052
Interest accrued	(14,682)	(8,215)
Deferred fuel costs	5,779	(65,003)
Other working capital accounts	21,877	(38,510)
Provision for estimated losses and reserves	8,592	(3)
Changes in other regulatory assets	(143,715)	6,272
Other	20,918	21,237
Net cash flow provided by operating activities	41,503	29,049

INVESTING ACTIVITIES
Construction expenditures	(115,970)	(75,244)
Allowance for equity funds used during construction	7,446	3,257
Nuclear fuel purchases	-	(50,096)
Proceeds from the sale/leaseback of nuclear fuel	-	52,482
Investment in affiliates	159	-
Proceeds from nuclear decommissioning trust fund sales	10,223	5,169
Investment in nuclear decommissioning trust funds	(12,652)	(7,597)
Change in money pool receivable - net	14,452	-
Changes in other investments - net	497	-
Net cash flow used in investing activities	(95,845)	(72,029)

FINANCING ACTIVITIES
Retirement of long-term debt	(6,597)	-
Change in money pool payable - net	-	44,669
Distributions paid:
Common stock	(2,900)	-
Preferred membership interests	(1,738)	(1,459)
Net cash flow provided by (used in) financing activities	(11,235)	43,210

Net increase (decrease) in cash and cash equivalents	(65,577)	230

Cash and cash equivalents at beginning of period	138,918	300

Cash and cash equivalents at end of period	$73,341	$530

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period for:
Interest - net of amount capitalized	$39,421	$28,041
Income taxes	($31,044)	$1,250

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC
BALANCE SHEETS
ASSETS
March 31, 2009 and December 31, 2008
(Unaudited)

	2009	2008
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$499	$ -
Temporary cash investments	72,842	138,918
Total cash and cash equivalents	73,341	138,918
Accounts receivable:
Customer	90,722	127,765
Allowance for doubtful accounts	(1,694)	(1,698)
Associated companies	227,860	244,575
Other	9,712	11,271
Accrued unbilled revenues	63,178	67,512
Total accounts receivable	389,778	449,425
Accumulated deferred income taxes	69,353	66,229
Materials and supplies - at average cost	123,371	128,388
Deferred nuclear refueling outage costs	14,196	19,962
Prepayments and other	10,598	10,046
TOTAL	680,637	812,968

OTHER PROPERTY AND INVESTMENTS
Investment in affiliate preferred membership interests	544,995	545,154
Decommissioning trust funds	172,458	180,862
Non-utility property - at cost (less accumulated depreciation)	1,260	1,306
Note receivable - Entergy New Orleans	9,353	9,353
Other	1,308	1,805
TOTAL	729,374	738,480

UTILITY PLANT
Electric	6,843,524	6,734,732
Property under capital lease	256,348	256,348
Construction work in progress	583,561	602,070
Nuclear fuel under capital lease	61,137	74,197
TOTAL UTILITY PLANT	7,744,570	7,667,347
Less - accumulated depreciation and amortization	3,271,393	3,245,701
UTILITY PLANT - NET	4,473,177	4,421,646

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
SFAS 109 regulatory asset - net	127,937	107,596
Other regulatory assets	551,027	515,053
Deferred fuel costs	67,998	67,998
Long-term receivables	1,209	1,209
Other	21,938	20,218
TOTAL	770,109	712,074

TOTAL ASSETS	$6,653,297	$6,685,168

See Notes to Financial Statements.

82

ENTERGY LOUISIANA, LLC
BALANCE SHEETS
LIABILITIES AND MEMBERS' EQUITY
March 31, 2009 and December 31, 2008
(Unaudited)

	2009	2008
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$17,326	$ -
Accounts payable:
Associated companies	49,324	67,465
Other	115,263	254,055
Customer deposits	80,371	78,401
Taxes accrued	25,947	25,693
Interest accrued	23,598	38,280
Deferred fuel costs	97,342	91,563
Obligations under capital leases	38,362	38,362
Pension and other postretirement liabilities	9,044	8,935
System agreement cost equalization	156,000	156,000
Gas hedge contracts	39,884	26,668
Other	30,192	33,841
TOTAL	682,653	819,263

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	2,018,306	1,940,065
Accumulated deferred investment tax credits	82,048	82,848
Obligations under capital leases	22,782	35,843
Other regulatory liabilities	59,191	43,562
Decommissioning	282,041	276,839
Accumulated provisions	28,508	19,916
Pension and other postretirement liabilities	283,615	282,683
Long-term debt	1,363,558	1,387,473
Other	92,139	88,838
TOTAL	4,232,188	4,158,067

Commitments and Contingencies

MEMBERS' EQUITY
Preferred membership interests without sinking fund	100,000	100,000
Members' equity	1,662,253	1,632,053
Accumulated other comprehensive loss	(23,797)	(24,215)
TOTAL	1,738,456	1,707,838

TOTAL LIABILITIES AND MEMBERS' EQUITY	$6,653,297	$6,685,168

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC
STATEMENTS OF MEMBERS' EQUITY AND COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2009 and 2008
(Unaudited)

	2009		2008
	(In Thousands)
MEMBERS' EQUITY
Members' Equity - Beginning of period	$1,632,053		$1,481,509

Add:
Net income	36,538	$36,538	19,596	$19,596
	36,538		19,596

Deduct:
Distributions declared:
Preferred membership interests	1,738	1,738	1,738	1,738
Common equity	4,600		-
	6,338		1,738

Members' Equity - End of period	$1,662,253		$1,499,367

ACCUMULATED OTHER COMPREHENSIVE
LOSS (Net of Taxes):
Balance at beginning of period:
Pension and other postretirement liabilities	($24,215)		($27,968)

Pension and other postretirement liabilities (net of tax expense of $348 and $409)	418	418	482	482

Balance at end of period:
Pension and other postretirement liabilities	($23,797)		($27,486)
Comprehensive Income		$35,218		$18,340

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC
SELECTED OPERATING RESULTS
For the Three Months Ended March 31, 2009 and 2008
(Unaudited)

			Increase/
Description	2009	2008	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$164	$182	($18)	(10)
Commercial	118	128	(10)	(8)
Industrial	184	205	(21)	(10)
Governmental	10	11	(1)	(9)
Total retail	476	526	(50)	(10)
Sales for resale
Associated companies	32	31	1	3
Non-associated companies	2	2	-	-
Other	19	6	13	217
Total	$529	$565	($36)	(6)

Billed Electric Energy
Sales (GWh):
Residential	1,931	1,970	(39)	(2)
Commercial	1,312	1,308	4	-
Industrial	3,043	3,230	(187)	(6)
Governmental	115	117	(2)	(2)
Total retail	6,401	6,625	(224)	(3)
Sales for resale
Associated companies	349	480	(131)	(27)
Non-associated companies	55	23	32	139
Total	6,805	7,128	(323)	(5)

  ENTERGY MISSISSIPPI, INC.

  MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

  Results of Operations

  Net Income

  Net income increased slightly, by $0.6 million, for the first quarter 2009 compared to the first quarter 2008 primarily due to higher net revenue, lower other operation and maintenance expenses, and a lower effective income tax rate, substantially offset by higher taxes other than income taxes.

  Net Revenue

  Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits). Following is an analysis of the change in net revenue comparing the first quarter 2009 to the first quarter 2008.

Amount
(In Millions)

2008 net revenue	$105.5
Retail electric price	1.9
Net wholesale revenue	1.0
Volume/weather	(4.1)
Other	2.4
2009 net revenue	$106.7

  The retail electric price variance is primarily due to an increase in the Attala power plant costs that are recovered through the power management rider. The net income effect of this recovery is limited to a portion representing an allowed return on equity with the remainder offset by Attala power plant costs in other operation and maintenance expenses, depreciation expenses, and taxes other than income taxes.

  The net wholesale revenue variance is primarily due to a change in a contract with a wholesale customer that increased the volume in its monthly demand charge.

  The volume/weather variance is primarily due to decreased electricity usage in the industrial sector. Billed electricity usage decreased a total of 148 GWh primarily in the industrial sector.

  Gross operating revenues, fuel and purchased power expenses, and other regulatory charges (credits)

  Gross operating revenues decreased primarily due to:

    a decrease of $31.7 million due to lower power management rider revenue; and
    a decrease of $14.3 million in gross wholesale revenues primarily due to a decrease in net generation and purchases in excess of decreased net area demand resulting in less energy available for resale sales.

  These decreases were partially offset by an increase of $19.3 million in fuel recovery revenues due to an increase in the energy cost recovery rider.

  Fuel and purchased power expenses increased primarily due to an increase in deferred fuel expenses due to a higher energy cost recovery rate, significantly offset by decreases in the average market prices of natural gas and purchased power.

  Other regulatory charges decreased primarily due to decreased recovery of costs associated with the power management recovery rider and decreased recovery through the Grand Gulf Rider of Grand Gulf capacity costs due to lower rates and decreased usage. There is no material effect on net income due to quarterly adjustments to the power management recovery rider.

  Other Income Statement Variances

  Other operation and maintenance expenses decreased primarily due to:

    a decrease of $1.9 million in fossil expenses due to the timing of outages and lower plant maintenance costs; and
    a decrease of $1.8 million due to payroll-related and benefit costs.

  These decreases were partially offset by an increase of $1.2 million in legal spending due to increased regulatory activity.

  Taxes other than income taxes increased primarily due to a revision in January 2008 based on the receipt of information to finalize 2007 expense.

  Income Taxes

  The effective income tax rates for the first quarters 2009 and 2008 were 25.1% and 31.1%, respectively. The difference between the effective income tax rate for the first quarter 2009 versus the federal statutory rate of 35.0% is primarily due to a state income tax benefit resulting from a manufacturing credit in the first quarter 2009. The difference between the effective income tax rate for the first quarter 2008 versus the federal statutory rate of 35.0% is primarily due to book and tax differences related to the allowance for equity funds used during construction and the amortization of investment tax credits, partially offset by state income taxes.

  Liquidity and Capital Resources

  Cash Flow

  Cash flows for the first quarters of 2009 and 2008 were as follows:

	2009	2008
	(In Thousands)

Cash and cash equivalents at beginning of period	$1,082	$40,582

Cash flow provided by (used in):
Operating activities	1,989	(9,123)
Investing activities	(27,826)	(18,299)
Financing activities	24,789	(9,407)
Net decrease in cash and cash equivalents	(1,048)	(36,829)

Cash and cash equivalents at end of period	$34	$3,753

  Operating Activities

  Entergy Mississippi's operating activities provided $2.0 million in cash flow for the first quarter 2009 compared to using $9.1 million in cash flow for the first quarter 2008 primarily due to increased recovery of fuel costs.

  Investing Activities

  Cash flow used in investing activities increased $9.5 million for the first quarter 2009 compared to the first quarter 2008 primarily due to money pool activity.

  Decreases in Entergy Mississippi's receivable from the money pool are a source of cash flow, and Entergy Mississippi's receivable from the money pool decreased by $9.7 million in the first quarter 2008. The money pool is an inter-company borrowing arrangement designed to reduce Entergy's subsidiaries' need for external short-term borrowings.

  Financing Activities

  Entergy Mississippi's financing activities provided $24.8 million in cash flow for the first quarter 2009 compared to using $9.4 million in cash flow for the first quarter 2008 primarily due to borrowings of $25 million on Entergy Mississippi's credit facility, a decrease of $5.7 million in common stock dividends paid, and money pool activity.

  Increases in Entergy Mississippi's payable to the money pool are a source of cash flow, and Entergy Mississippi's payable to the money pool increased by $3.5 million in the first quarter 2009. The money pool is an inter-company borrowing arrangement designed to reduce Entergy's subsidiaries' need for external short-term borrowings.

  Capital Structure

  Entergy Mississippi's capitalization is balanced between equity and debt, as shown in the following table.

	March 31, 2009	December 31, 2008

Net debt to net capital	50.3%	49.5%
Effect of subtracting cash from debt	0.0%	0.0%
Debt to capital	50.3%	49.5%

  Net debt consists of debt less cash and cash equivalents. Debt consists of notes payable, capital lease obligations, and long-term debt, including the currently maturing portion. Capital consists of debt, preferred stock without sinking fund, and shareholders' equity. Net capital consists of capital less cash and cash equivalents. Entergy Mississippi uses the net debt to net capital ratio in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy Mississippi's financial condition.

  Uses and Sources of Capital

  See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy Mississippi's uses and sources of capital. Following are updates to the information presented in the Form 10-K.

  Entergy Mississippi's receivables from or (payables to) the money pool were as follows:

March 31, 2009	December 31, 2008	March 31, 2008	December 31, 2007
(In Thousands)

($69,540)	($66,044)	$11,256	$20,997

  See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

  As discussed in the Form 10-K, Entergy Mississippi has two separate credit facilities in the aggregate amount of $50 million scheduled to expire in May 2009. Entergy Mississippi expects to renew both of its credit facilities prior to expiration. As of March 31, 2009, $25 million was outstanding on the credit facilities.

  Pension Contributions

  See the "Critical Accounting Estimates - Qualified Pension and Other Postretirement Benefits - Costs and Funding" section of Entergy Corporation and Subsidiaries Management's Financial Discussion and Analysis for an update to the Form 10-K discussion on pension contributions.

  State and Local Rate Regulation

  See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - State and Local Rate Regulation" in the Form 10-K for a discussion of the formula rate plan and fuel and purchased power cost recovery. Following is an update to that discussion.

  Formula Rate Plan

  In March 2009, Entergy Mississippi made with the MPSC its annual scheduled formula rate plan filing for the 2008 test year.  The filing reported a $27.0 million revenue deficiency and an earned return on common equity of 7.41%. Based on the terms of the formula rate plan, Entergy Mississippi is requesting a $14.5 million increase in annual electric revenues. The Mississippi Public Utilities Staff disputed the filing, which extends the resolution deadline to June 30, 2009.

  Federal Regulation

  See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Federal Regulation" in the Form 10-K for a discussion of "System Agreement Proceedings," "Transmission," and "Interconnection Orders."

  Utility Restructuring

  See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Utility Restructuring" in the Form 10-K for a discussion of utility restructuring.

  Critical Accounting Estimates

  See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy Mississippi's accounting for unbilled revenue and qualified pension and other postretirement benefits.

  Qualified Pension and Other Postretirement Benefits

  See the "Critical Accounting Estimates - Qualified Pension and Other Postretirement Benefits - Costs and Funding" section of Entergy Corporation and Subsidiaries Management's Financial Discussion and Analysis for an update to the Form 10-K discussion on qualified pension and other postretirement benefits.

  New Accounting Pronouncements

  See "New Accounting Pronouncements" section of Entergy Corporation and Subsidiaries Management's Financial Discussion and Analysis for a discussion of new accounting pronouncements.

ENTERGY MISSISSIPPI, INC.
INCOME STATEMENTS
For the Three Months Ended March 31, 2009 and 2008
(Unaudited)

	2009	2008
	(In Thousands)

OPERATING REVENUES
Electric	$261,705	$294,850

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	100,898	78,764
Purchased power	95,269	96,099
Other operation and maintenance	50,143	51,106
Taxes other than income taxes	16,610	14,812
Depreciation and amortization	21,283	20,415
Other regulatory charges (credits) - net	(41,147)	14,485
TOTAL	243,056	275,681

OPERATING INCOME	18,649	19,169

OTHER INCOME
Allowance for equity funds used during construction	965	776
Interest and dividend income	226	210
Miscellaneous - net	(507)	(661)
TOTAL	684	325

INTEREST AND OTHER CHARGES
Interest on long-term debt	10,467	10,550
Other interest - net	1,154	1,136
Allowance for borrowed funds used during construction	(617)	(435)
TOTAL	11,004	11,251

INCOME BEFORE INCOME TAXES	8,329	8,243

Income taxes	2,091	2,564

NET INCOME	6,238	5,679

Preferred dividend requirements and other	707	707

EARNINGS APPLICABLE TO
COMMON STOCK	$5,531	$4,972

See Notes to Financial Statements.

  (Page left blank intentionally)

ENTERGY MISSISSIPPI, INC.
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2009 and 2008
(Unaudited)

	2009	2008
	(In Thousands)

OPERATING ACTIVITIES
Net income	$6,238	$5,679
Adjustments to reconcile net income to net cash flow provided by (used in) operating activities:
Other regulatory charges (credits) - net	(41,147)	14,485
Depreciation and amortization	21,283	20,415
Deferred income taxes, investment tax credits, and non-current taxes accrued	(3,202)	(13,210)
Changes in working capital:
Receivables	28,491	7,259
Fuel inventory	1,095	474
Accounts payable	(21,837)	(894)
Taxes accrued	(24,726)	(9,851)
Interest accrued	(3,494)	1,741
Deferred fuel costs	45,154	(29,538)
Other working capital accounts	13,063	(28,170)
Provision for estimated losses and reserves	3,427	805
Changes in other regulatory assets	(40,760)	11,551
Other	18,404	10,131
Net cash flow provided by (used in) operating activities	1,989	(9,123)

INVESTING ACTIVITIES
Construction expenditures	(28,676)	(28,474)
Allowance for equity funds used during construction	965	776
Change in money pool receivable - net	-	9,741
Payment to storm reserve escrow account	(115)	(342)
Net cash flow used in investing activities	(27,826)	(18,299)

FINANCING ACTIVITIES
Change in money pool payable - net	3,496	-
Changes in credit borrowings - net	25,000	-
Dividends paid:
Common stock	(3,000)	(8,700)
Preferred stock	(707)	(707)
Net cash flow provided by (used in) financing activities	24,789	(9,407)

Net decrease in cash and cash equivalents	(1,048)	(36,829)

Cash and cash equivalents at beginning of period	1,082	40,582

Cash and cash equivalents at end of period	$34	$3,753

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period for:
Interest - net of amount capitalized	$14,573	$9,419
Income taxes	$-	($1,025)

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
BALANCE SHEETS
ASSETS
March 31, 2009 and December 31, 2008
(Unaudited)

	2009	2008
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$24	$1,072
Temporary cash investment	10	10
Total cash and cash equivalents	34	1,082
Accounts receivable:
Customer	56,203	76,503
Allowance for doubtful accounts	(835)	(687)
Associated companies	28,181	29,291
Other	11,716	11,675
Accrued unbilled revenues	28,477	35,451
Total accounts receivable	123,742	152,233
Deferred fuel costs	-	5,025
Accumulated deferred income taxes	14,961	19,335
Fuel inventory - at average cost	8,193	9,288
Materials and supplies - at average cost	31,513	31,921
Prepayments and other	6,287	6,290
TOTAL	184,730	225,174

OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity	5,535	5,615
Non-utility property - at cost (less accumulated depreciation)	4,967	5,000
Storm reserve escrow account	31,807	31,692
Note receivable - Entergy New Orleans	7,610	7,610
TOTAL	49,919	49,917

UTILITY PLANT
Electric	2,981,533	2,951,636
Property under capital lease	7,466	7,806
Construction work in progress	74,869	81,959
TOTAL UTILITY PLANT	3,063,868	3,041,401
Less - accumulated depreciation and amortization	1,073,680	1,058,426
UTILITY PLANT - NET	1,990,188	1,982,975

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
SFAS 109 regulatory asset - net	27,087	23,693
Other regulatory assets	259,194	226,933
Other	22,566	19,451
TOTAL	308,847	270,077

TOTAL ASSETS	$2,533,684	$2,528,143

See Notes to Financial Statements.

94

ENTERGY MISSISSIPPI, INC.
BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY
March 31, 2009 and December 31, 2008
(Unaudited)

	2009	2008
	(In Thousands)

CURRENT LIABILITIES
Notes payable	$25,034	$34
Accounts payable:
Associated companies	113,637	115,842
Other	20,510	39,623
Customer deposits	60,075	58,517
Taxes accrued	16,170	40,896
Interest accrued	13,619	17,113
Deferred fuel costs	40,129	-
System agreement cost equalization	23,000	23,000
Gas hedge contracts	27,023	15,610
Other	5,054	5,373
TOTAL	344,251	316,008

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	566,049	571,193
Accumulated deferred investment tax credits	8,333	8,605
Obligations under capital lease	6,059	6,418
Other regulatory liabilities	-	22,331
Asset retirement cost liabilities	4,854	4,784
Accumulated provisions	40,384	36,957
Pension and other postretirement liabilities	117,414	118,223
Long-term debt	695,346	695,330
Other	32,825	32,656
TOTAL	1,471,264	1,496,497

Commitments and Contingencies

Preferred stock without sinking fund	50,381	50,381

SHAREHOLDERS' EQUITY
Common stock, no par value, authorized 12,000,000
shares; issued and outstanding 8,666,357 shares in 2009 and 2008	199,326	199,326
Capital stock expense and other	(690)	(690)
Retained earnings	469,152	466,621
TOTAL	667,788	665,257

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,533,684	$2,528,143

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
SELECTED OPERATING RESULTS
For the Three Months Ended March 31, 2009 and 2008
(Unaudited)

			Increase/
Description	2009	2008	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$ 107	$ 111	($4)	(4)
Commercial	93	99	(6)	(6)
Industrial	36	42	(6)	(14)
Governmental	9	10	(1)	(10)
Total retail	245	262	(17)	(6)
Sales for resale
Associated companies	5	20	(15)	(75)
Non-associated companies	7	6	1	17
Other	5	7	(2)	(29)
Total	$ 262	$ 295	($33)	(11)

Billed Electric Energy
Sales (GWh):
Residential	1,284	1,289	(5)	-
Commercial	1,071	1,097	(26)	(2)
Industrial	507	622	(115)	(18)
Governmental	93	95	(2)	(2)
Total retail	2,955	3,103	(148)	(5)
Sales for resale
Associated companies	20	181	(161)	(89)
Non-associated companies	71	36	35	97
Total	3,046	3,320	(274)	(8)

  ENTERGY NEW ORLEANS, INC.

  MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

  Results of Operations

  Net Income

  Net income decreased $2.5 million in the first quarter 2009 compared to the first quarter 2008 primarily due to lower net revenue and higher other operation and maintenance expenses, partially offset by lower interest charges and a lower effective income tax rate in 2008.

  Net Revenue

  Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits). Following is an analysis of the changes in net revenue comparing the first quarter 2009 to the first quarter 2008.
Amount
(In Millions)

2008 net revenue	$62.4
Price applied to unbilled electric sales	(4.1)
Net gas revenue	(1.1)
Other	(1.4)
2009 net revenue	$55.8

  The price applied to unbilled electric sales variance is due to a decrease in the fuel cost component of the price applied to unbilled sales. See Note 1 to the financial statements in the Form 10-K for further discussion of the accounting for unbilled revenues.

  The net gas revenue variance is primarily due to decreased usage.

  Gross operating revenues and fuel and purchased power expenses

  Gross operating revenues decreased primarily due to:

    a decrease of $5.7 million in affiliated wholesale revenue primarily due to a decrease in the average price of the energy available for resale sales;
    a decrease of $5.6 million in gross gas revenues primarily due to lower fuel cost recovery revenues; and
    a decrease of $4.1 million in the price applied to unbilled electric sales as discussed above.

  Fuel and purchased power decreased primarily due to decreases in the average market prices of natural gas and purchased power.

  Other Income Statement Variances

  Other operation and maintenance expenses increased primarily due to litigation costs and legal fees associated with the Entergy New Orleans rate case.

  Interest and other charges decreased primarily due to a reduction in the interest rate on notes payable issued to affiliates as part of Entergy New Orleans' plan of reorganization, as described more fully in Note 18 to the financial statements in the Form 10-K.

  Income Taxes

  The effective income tax rate was 39.4% for the first quarter 2009 and 48.8% for the first quarter 2008. The difference in the effective income tax rates for the first quarters of 2009 and 2008 versus the federal statutory rate of 35.0% is primarily due to certain book and tax differences related to utility plant items and state income taxes.

  Liquidity and Capital Resources

  Cash Flow

  Cash flows for the first quarters of 2009 and 2008 were as follows:

	2009	2008
	(In Thousands)

Cash and cash equivalents at beginning of period	$137,444	$92,010

Cash flow provided by (used in):
Operating activities	17,714	5,212
Investing activities	(31,834)	(71,413)
Financing activities	(3,741)	(482)
Net decrease in cash and cash equivalents	(17,861)	(66,683)

Cash and cash equivalents at end of period	$119,583	$25,327

  Operating Activities

  Net cash flow provided by operating activities increased $12.5 million for the first quarter 2009 compared to the first quarter 2008 primarily due to the timing of collections of receivables from customers and increased recovery of deferred fuel costs, partially offset by the timing of payments to vendors.

  Investing Activities

  Net cash used in investing activities decreased $39.6 million for the first quarter 2009 compared to the first quarter 2008 primarily due to money pool activity and lower capital expenditures due to the timing of various projects.

  Increases in Entergy New Orleans' receivable from the money pool are a use of cash flow, and Entergy New Orleans' receivable from the money pool increased by $16.6 million in the first quarter 2009 compared to increasing $47.0 million in the first quarter 2008.

  Financing Activities

  Net cash used in financing activities increased $3.3 million for the first quarter 2009 compared to the first quarter 2008 primarily due to dividends paid on common stock.

  Capital Structure

  Entergy New Orleans' capitalization is shown in the following table. The increase in net debt to net capital ratio is primarily due to the decrease in cash and cash equivalents as a result of an increase in Entergy New Orleans' money pool receivable.

	March 31, 2009	December 31, 2008

Net debt to net capital	39.7%	37.0%
Effect of subtracting cash from debt	14.3%	17.1%
Debt to capital	54.0%	54.1%

  Net debt consists of debt less cash and cash equivalents. Debt consists of notes payable and long-term debt, including the currently maturing portion. Capital consists of debt, preferred stock without sinking fund, and shareholders' equity. Net capital consists of capital less cash and cash equivalents. Entergy New Orleans uses the net debt to net capital ratio in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy New Orleans' financial condition.

  Uses and Sources of Capital

  See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy New Orleans' uses and sources of capital. The following are updates to the Form 10-K.

  Entergy New Orleans' receivables from the money pool were as follows:

March 31, 2009	December 31, 2008	March 31, 2008	December 31, 2007
(In Thousands)

$76,700	$60,093	$94,689	$47,705

  See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

  Pension Contributions

  See the "Critical Accounting Estimates - Qualified Pension and Other Postretirement Benefits - Costs and Funding" section of Entergy Corporation and Subsidiaries Management's Financial Discussion and Analysis for an update to the Form 10-K discussion on pension contributions.

  State and Local Rate Regulation

  See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - State and Local Rate Regulation" in the Form 10-K for a discussion of state and local rate regulation. Following are updates to the information provided in the Form 10-K.

  Filings with the City Council

  Retail Rates

  As discussed in the Form 10-K, on July 31, 2008, Entergy New Orleans filed an electric and gas base rate case with the City Council. On April 2, 2009, the City Council approved a comprehensive settlement. The settlement provides for a total electric bill reduction of $35.3 million, including conversion of the $10.6 million voluntary recovery credit to a permanent reduction and complete realignment of Grand Gulf cost recovery from fuel to base rates, and a $4.95 million gas rate increase, both effective June 1, 2009. A new three-year formula rate plan was also adopted, with terms including an 11.1% electric return on common equity (ROE) with a +/- 40 basis point bandwidth and a 10.75% gas ROE with a +/- 50 basis point bandwidth. Earnings outside the bandwidth reset to the midpoint ROE, with the difference flowing to customers or Entergy New Orleans depending on whether Entergy New Orleans is over or under-earning. The formula rate plan also includes a recovery mechanism for City Council-approved capacity additions, plus provisions for extraordinary cost changes and force majeure.

  Fuel Adjustment Clause Litigation

  See the Form 10-K for a discussion of the lawsuit filed by a group of ratepayers in April 1999 against Entergy New Orleans, Entergy Corporation, Entergy Services, and Entergy Power in state court in Orleans Parish purportedly on behalf of all Entergy New Orleans ratepayers. In February 2004, the City Council approved a resolution that resulted in a refund to customers of $11.3 million, including interest, during the months of June through September 2004. In May 2005 the Civil District Court for the Parish of Orleans affirmed the City Council resolution, finding no support for the plaintiffs' claim that the refund amount should be higher. In June 2005, the plaintiffs appealed the Civil District Court decision to the Louisiana Fourth Circuit Court of Appeal. On February 25, 2008, the Fourth Circuit Court of Appeal issued a decision affirming in part, and reversing in part, the Civil District Court's decision.  Although the Fourth Circuit Court of Appeal did not reverse any of the substantive findings and conclusions of the City Council or the Civil District Court, the Fourth Circuit found that the amount of the refund was arbitrary and capricious and increased the amount of the refund to $34.3 million.  In April 2009 the Louisiana Supreme Court reversed the decision of the Louisiana Fourth Circuit Court of Appeal and reinstated the decision of the Civil District Court. On April 17, 2009, the plaintiffs requested rehearing by the Louisiana Supreme Court.

  Federal Regulation

  See "System Agreement Proceedings" and "Independent Coordinator of Transmission" in the "Federal Regulation" section of Entergy Corporation and Subsidiaries Management's Financial Discussion and Analysis for updates to the discussion in the Form 10-K.

  Environmental Risks

  See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Environmental Risks" in the Form 10-K for a discussion of environmental risks.

  Critical Accounting Estimates

  See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy New Orleans' accounting for unbilled revenue and qualified pension and other postretirement benefits.

  Qualified Pension and Other Postretirement Benefits

  See the "Critical Accounting Estimates - Qualified Pension and Other Postretirement Benefits - Costs and Funding" section of Entergy Corporation and Subsidiaries Management's Financial Discussion and Analysis for an update to the Form 10-K discussion on qualified pension and other postretirement benefits.

  New Accounting Pronouncements

  See "New Accounting Pronouncements" section of Entergy Corporation and Subsidiaries Management's Financial Discussion and Analysis for a discussion of new accounting pronouncements.

ENTERGY NEW ORLEANS, INC.
INCOME STATEMENTS
For the Three Months Ended March 31, 2009 and 2008
(Unaudited)

	2009	2008
	(In Thousands)

OPERATING REVENUES
Electric	$126,944	$140,228
Natural gas	44,150	51,127
TOTAL	171,094	191,355

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	68,028	79,898
Purchased power	47,277	48,011
Other operation and maintenance	26,209	24,820
Taxes other than income taxes	10,455	10,134
Depreciation and amortization	8,313	8,094
Other regulatory charges (credits) - net	(46)	1,030
TOTAL	160,236	171,987

OPERATING INCOME	10,858	19,368

OTHER INCOME
Allowance for equity funds used during construction	219	78
Interest and dividend income	1,782	2,354
Miscellaneous - net	(257)	(762)
TOTAL	1,744	1,670

INTEREST AND OTHER CHARGES
Interest on long-term debt	2,911	3,242
Other interest - net	900	2,332
Allowance for borrowed funds used during construction	(119)	(50)
TOTAL	3,692	5,524

INCOME BEFORE INCOME TAXES	8,910	15,514

Income taxes	3,511	7,567

NET INCOME	5,399	7,947

Preferred dividend requirements and other	241	241

EARNINGS APPLICABLE TO
COMMON STOCK	$5,158	$7,706

See Notes to Financial Statements.

  (Page left blank intentionally)

ENTERGY NEW ORLEANS, INC.
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2009 and 2008
(Unaudited)

	2009	2008
	(In Thousands)
OPERATING ACTIVITIES
Net income	$5,399	$7,947
Adjustments to reconcile net income to net cash flow provided by operating activities:
Other regulatory charges (credits) - net	(46)	1,030
Depreciation and amortization	8,313	8,094
Deferred income taxes, investment tax credits, and non-current taxes accrued	15,631	11,702
Changes in working capital:
Receivables	17,020	(13,306)
Fuel inventory	4,787	3,727
Accounts payable	(12,719)	2,010
Taxes accrued	(8,338)	(2,212)
Interest accrued	(1,984)	(2,165)
Deferred fuel costs	6,240	(8,509)
Other working capital accounts	(8,595)	(5,734)
Provision for estimated losses and reserves	(907)	867
Changes in other regulatory assets	(15,423)	3,128
Other	8,336	(1,367)
Net cash flow provided by operating activities	17,714	5,212

INVESTING ACTIVITIES
Construction expenditures	(13,752)	(22,760)
Allowance for equity funds used during construction	219	78
Change in money pool receivable - net	(16,607)	(46,984)
Changes in other investments - net	(1,694)	(1,747)
Net cash flow used in investing activities	(31,834)	(71,413)

FINANCING ACTIVITIES
Dividends paid:
Common stock	(3,500)	-
Preferred stock	(241)	(482)
Net cash flow used in financing activities	(3,741)	(482)

Net decrease in cash and cash equivalents	(17,861)	(66,683)

Cash and cash equivalents at beginning of period	137,444	92,010

Cash and cash equivalents at end of period	$119,583	$25,327

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$5,636	$7,552
Income taxes	($3,212)	$716

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC.
BALANCE SHEETS
ASSETS
March 31, 2009 and December 31, 2008
(Unaudited)

	2009	2008
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents
Cash	$164	$1,119
Temporary cash investments	119,419	136,325
Total cash and cash equivalents	119,583	137,444
Accounts receivable:
Customer	46,606	53,934
Allowance for doubtful accounts	(1,133)	(1,112)
Associated companies	85,423	70,608
Other	2,795	3,270
Accrued unbilled revenues	20,703	28,107
Total accounts receivable	154,394	154,807
Deferred fuel costs	15,587	21,827
Fuel inventory - at average cost	3,411	8,198
Materials and supplies - at average cost	9,888	9,472
Prepayments and other	10,069	4,483
TOTAL	312,932	336,231

OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity	3,259	3,259
Non-utility property at cost (less accumulated depreciation)	1,016	1,016
Other property and investments	4,572	2,878
TOTAL	8,847	7,153

UTILITY PLANT
Electric	782,953	767,327
Natural gas	198,629	197,231
Construction work in progress	7,461	22,314
TOTAL UTILITY PLANT	989,043	986,872
Less - accumulated depreciation and amortization	535,538	542,499
UTILITY PLANT - NET	453,505	444,373

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets	199,934	208,524
Other	7,882	7,254
TOTAL	207,816	215,778

TOTAL ASSETS	$983,100	$1,003,535

See Notes to Financial Statements.

104

ENTERGY NEW ORLEANS, INC.
BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY
March 31, 2009 and December 31, 2008
(Unaudited)

	2009	2008
	(In Thousands)

CURRENT LIABILITIES
Accounts payable:
Associated companies	$21,440	$24,523
Other	21,502	39,327
Customer deposits	19,413	18,944
Taxes accrued	12,008	20,346
Accumulated deferred income taxes	4,978	7,387
Interest accrued	1,946	3,930
Other	6,141	9,203
TOTAL CURRENT LIABILITIES	87,428	123,660

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	140,987	112,827
Accumulated deferred investment tax credits	2,391	2,471
SFAS 109 regulatory liability - net	61,461	72,046
Other regulatory liabilities	11,441	12,040
Retirement cost liability	3,017	2,966
Accumulated provisions	9,702	10,609
Pension and other postretirement liabilities	48,446	49,322
Long-term debt	272,975	272,973
Gas system rebuild insurance proceeds	97,386	98,418
Other	15,002	14,997
TOTAL NON-CURRENT LIABILITIES	662,808	648,669

Commitments and Contingencies

Preferred stock without sinking fund	19,780	19,780

SHAREHOLDERS' EQUITY
Common stock, $4 par value, authorized 10,000,000
shares; issued and outstanding 8,435,900 shares in 2009
and 2008	33,744	33,744
Paid-in capital	36,294	36,294
Retained earnings	143,046	141,388
TOTAL	213,084	211,426

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$983,100	$1,003,535

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC.
SELECTED OPERATING RESULTS
For the Three Months Ended March 31, 2009 and 2008
(Unaudited)

			Increase/
Description	2009	2008	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$35	$33	$2	6
Commercial	39	40	(1)	(3)
Industrial	9	10	(1)	(10)
Governmental	16	16	-	-
Total retail	99	99	-	-
Sales for resale
Associated companies	31	36	(5)	(14)
Other	(3)	5	(8)	(160)
Total	$127	$140	($13)	(9)

Billed Electric Energy
Sales (GWh):
Residential	333	306	27	9
Commercial	405	408	(3)	(1)
Industrial	113	131	(18)	(14)
Governmental	182	178	4	2
Total retail	1,033	1,023	10	1
Sales for resale
Associated companies	488	326	162	50
Non-associated companies	8	3	5	167
Total	1,529	1,352	177	13

  ENTERGY TEXAS, INC.

  MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

  Hurricane Ike

  See the Form 10-K for a discussion of Hurricane Ike, which caused catastrophic damage to Entergy Texas' service territory in September 2008. In April 2009 a law was enacted in Texas that authorizes recovery of these types of costs by securitization. Entergy Texas filed its storm cost recovery case in April 2009 seeking a determination that $577.5 million of Hurricane Ike restoration costs are recoverable, including estimated costs for work to be completed. Entergy Texas also expects to make a filing seeking approval to recover its approved costs, plus carrying costs, by securitization.

  Results of Operations

  Net Income

  Net income decreased slightly by $1.4 million for the first quarter 2009 compared to the first quarter 2008 primarily due to higher other operation and maintenance expenses, partially offset by higher other income.

  Net Revenue

  Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses and 3) other regulatory charges. Following is an analysis of the change in net revenue comparing the first quarter 2009 to the first quarter 2008.

Amount
(In Millions)

2008 net revenue	$97.6
Retail electric price	5.6
Reserve equalization	(2.3)
Other	(2.3)
2009 net revenue	$98.6

  The retail electric price variance is primarily due to rate increases effective late-January 2009. See Note 2 to the financial statements for further discussion of the rate increases.

  The reserve equalization variance is primarily due to increased reserve equalization expense related to changes in the Entergy System generation mix compared to the same period in 2008.

  Gross operating revenues and fuel and purchased power expenses

  Gross operating revenues increased primarily due to an increase of $56.3 million in fuel cost recovery revenues primarily attributable to higher fuel rates and the interim fuel refund in the first quarter 2008. The interim refund and the PUCT approval is discussed in Note 2 to the financial statements in the Form 10-K. The increase was partially offset by a decrease of $37.9 million in affiliated wholesale revenue due to a decrease in the average price of energy available for resale sales.

  Fuel and purchased power expenses increased primarily due to an increase in deferred fuel expense as the result of higher fuel revenues as discussed above, partially offset by decreases in the average market prices of natural gas and purchased power.

  Other Income Statement Variances

  Other operation and maintenance expenses increased primarily due to:

    an increase of $2.6 million in payroll and payroll-related costs;
    an increase of $1.3 million in local easement fees as the result of higher gross revenues; and
    an increase of $1.2 million in transmission spending for transmission equalization expenses, costs related to the Independent Coordinator of Transmission, and costs related to vegetation maintenance.

  Other income increased primarily due to:

    carrying charges on storm restoration costs as approved by the PUCT; and
    an increase in the allowance for equity funds used during construction due to more construction work in progress in the first quarter 2009 compared to the first quarter 2008 because of the effects of Hurricane Ike.

  The increase was partially offset by a decrease in interest earned on money pool investments.

  Income Taxes

  The effective income tax rate was 38.4% for the first quarter 2009 and 36.9% for the first quarter 2008. The difference in the effective income tax rate for the first quarter 2009 versus the federal statutory rate of 35% is primarily due to state income taxes and a reserve on uncertain tax positions, substantially offset by book and tax differences related to the allowance for equity funds used during construction and the amortization of investment tax credits. The difference in the effective income tax rate for the first quarter 2008 versus the federal statutory rate of 35% is due to state income taxes, substantially offset by an adjustment of the federal income tax reserve for prior tax years and the amortization of investment tax credits.

  Liquidity and Capital Resources

  Cash Flow

  Cash flows for the first quarters 2009 and 2008 were as follows:
	2009	2008
	(In Thousands)

Cash and cash equivalents at beginning of period	$2,239	$297,082

Cash flow provided by (used in):
Operating activities	(93,941)	(32,790)
Investing activities	(60,383)	(64,937)
Financing activities	152,405	(150,000)
Net decrease in cash and cash equivalents	(1,919)	(247,727)

Cash and cash equivalents at end of period	$320	$49,355

  Operating Activities

  Net cash flow used in operating activities increased $61.2 million for the first quarter 2009 compared to the first quarter 2008 primarily due to Hurricane Ike restoration spending, partially offset by increased recovery of deferred fuel costs and the timing of the collection of receivables from customers. The increased fuel recovery was primarily caused by the $71 million fuel cost over-recovery refund in 2008 that is discussed in Note 2 to the financial statements in the Form 10-K, in addition to the over-recovery of fuel costs in the first quarter 2009 compared to the first quarter 2008.

  Investing Activities

  Net cash flow used in investing activities decreased $4.6 million for the first quarter 2009 compared to the first quarter 2008 primarily due to money pool activity, partially offset by increased construction expenditures due to Hurricane Ike. Increases in Entergy Texas' receivable from the money pool is a use of cash flow, and Entergy Texas' receivable from the money pool increased by $30.4 million in the first quarter 2008. The money pool is an inter-company borrowing arrangement designed to reduce Entergy's subsidiaries' need for external short-term borrowings.

  Financing Activities

  Financing activities provided cash of $152.4 million for the first quarter 2009 compared to using cash of $150 million for the first quarter 2008 primarily due to:

    the issuance of $500 million of 7.125% Series Mortgage Bonds in January 2009; and
    $150 million of capital returned to Entergy Corporation in February 2008 as discussed in the Form 10-K.

  The cash provided was partially offset by:

    the repayment of Entergy Texas' $160 million note payable from Entergy Corporation in January 2009;
    the repayment of $100 million outstanding on Entergy Texas' credit facility in February 2009; and
    the retirement of $70.8 million of long-term debt.

  Capital Structure

  Entergy Texas' capitalization is balanced between equity and debt, as shown in the following table. The increase in the debt to capital ratio for Entergy Texas as of March 31, 2009 is primarily due to the issuance of $500 million 7.125% Series Mortgage Bonds in January 2009, partially offset by the repayment of Entergy Texas' $160 million note payable from Entergy Corporation in January 2009, the repayment of $100 million outstanding on Entergy Texas' credit facility in February 2009, the repayment of short-term borrowings under the Entergy System money pool, and the retirement of $70.8 million of long-term debt prior to maturity.
	March 31, 2009	December 31, 2008

Net debt to net capital	62.5%	59.9%
Effect of subtracting cash from debt	0.0%	0.0%
Debt to capital	62.5%	59.9%

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

  Uses and Sources of Capital

  See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy Texas' uses and sources of capital. Following are updates to the information provided in the Form 10-K.

  Entergy Texas' receivables from or (payables to) the money pool were as follows:

March 31, 2009	December 31, 2008	March 31, 2008	December 31, 2007
(In Thousands)

($41,703)	($50,794)	$184,609	$154,176

  See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

  As discussed in the Form 10-K, Entergy Texas has a credit facility in the amount of $100 million scheduled to expire in August 2012. No borrowings were outstanding under the facility as of March 31, 2009.

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

  In January 2009, Entergy Texas issued $500 million of 7.125% Series Mortgage Bonds due February 2019. Entergy Texas used a portion of the proceeds to repay its $160 million note payable to Entergy Corporation, to repay the $100 million outstanding on its credit facility, to repay short-term borrowings under the Entergy System money pool, and to repay prior to maturity the following obligations that had been assumed by Entergy Texas under the debt assumption agreement with Entergy Gulf States Louisiana:

Amount
(In Thousands)
Governmental Bonds share assumed under debt assumption agreement:
6.75% Series due 2012, Calcasieu Parish	$22,115
6.7% Series due 2013, Point Coupee Parish	$7,990
7.0% Series due 2015, West Feliciana Parish	$22,400
6.6% Series due 2028, West Feliciana Parish	$18,320

  Entergy Texas used the remaining proceeds for other general corporate purposes.

  Pension Contributions

  See the "Critical Accounting Estimates - Qualified Pension and Other Postretirement Benefits - Costs and Funding" section of Entergy Corporation and Subsidiaries Management's Financial Discussion and Analysis for an update to the Form 10-K discussion on pension contributions.

  Transition to Retail Competition in Texas

  See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Transition to Retail Competition in Texas" in the Form 10-K for a discussion of transition to retail competition in Texas. On April 15, 2009, ERCOT filed an updated and revised study delineating the projects, and their costs, necessary to reliably interconnect Entergy Texas' service area with ERCOT. On April 29, 2009, Entergy Texas filed its updated transition to competition plan indicating that it is agreeable to either stay in the SERC Reliability Corporation or move to ERCOT, depending on the PUCT's policy direction. A prehearing conference is scheduled for May 11, 2009 to address the procedural schedule. In addition, legislation is pending in Texas addressing the transition to competition that could end Entergy Texas' efforts to continue the transition to competition process. The Texas legislature adjourns June 1, 2009.

  State and Local Rate Regulation

  See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Transition to Retail Competition in Texas" in the Form 10-K for a discussion of state and local rate regulation. Following are updates to that discussion.

  Filings with the PUCT

  In January 2008, Entergy Texas made a compliance filing with the PUCT describing how its 2007 Rough Production Cost Equalization receipts under the System Agreement were allocated between Entergy Gulf States, Inc.'s Texas and Louisiana jurisdictions. A hearing was held at the end of July 2008, and in October 2008 the ALJ issued a proposal for decision recommending an additional $18.6 million allocation to Texas retail customers. The PUCT adopted the ALJ's proposal for decision in December 2008. Because the PUCT allocation to Texas retail customers is inconsistent with the LPSC allocation to Louisiana retail customers, adoption of the proposal for decision by the PUCT could result in trapped costs between the Texas and Louisiana jurisdictions with no mechanism for recovery. The PUCT denied Entergy Texas' motion for rehearing and Entergy Texas appealed the PUCT's decision to both the state and federal district courts. The Utility operating companies also filed with the FERC an amendment to the System Agreement bandwidth formula that would specifically calculate the payments to the Texas and Louisiana businesses of Entergy Gulf States, Inc. of the Rough Production Cost Equalization receipts that Entergy Gulf States, Inc. received during 2007. Several parties, including the LPSC, the City Council, certain Cities served by Entergy Texas, the PUCT, and the TIEC have filed oppositions to the proposed amendment arguing, among other things, that the FERC does not have jurisdiction to allocate the receipts/payments between retail jurisdictions, that any relief that Entergy Texas may be entitled to must be obtained through the court system and not through the FERC, and that the proposed amendments violate the rule against retroactive ratemaking. The Utility operating companies responded to the interventions and protests.

  In May 2009, Entergy Texas filed with the PUCT a request to refund $46.1 million, including interest, of fuel cost recovery over-collections through February 2009. Entergy Gulf States requested that the proposed refund be made over a four-month period beginning June 2009.

  As discussed in the Form 10-K, Entergy Texas made a rate filing in September 2007 with the PUCT requesting an annual rate increase totaling $107.5 million, including a base rate increase of $64.3 million and riders totaling $43.2 million. On December 16, 2008, Entergy Texas filed a term sheet that reflected a settlement agreement that included the PUCT Staff and the other active participants in the rate case. On December 19, 2008, the ALJs approved Entergy Texas' request to implement interim rates reflecting the agreement. The agreement includes a $46.7 million base rate increase, among other provisions. Under the ALJs' interim order, Entergy Texas implemented interim rates, subject to refund and surcharge, reflecting the rates established through the settlement. These rates became effective with bills rendered on and after January 28, 2009, for usage on and after December 19, 2008. In addition, the existing recovery mechanism for incremental purchased power capacity costs ceased as of January 28, 2009, with purchased power capacity costs then subsumed within the base rates set in this proceeding. Certain Texas municipalities have exercised their original jurisdiction and taken final action to approve rates consistent with the interim rates approved by the ALJs. In March 2009, the PUCT approved the settlement, which makes the interim rates final, and the PUCT's decision is now final and non-appealable.

  Federal Regulation

  See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Federal Regulation" in the Form 10-K for a discussion of "System Agreement Proceedings," "Transmission," and "Interconnection Orders."

  Industrial and Commercial Customers

  See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Industrial and Commercial Customers" in the Form 10-K for a discussion of industrial and commercial customers.

  Environmental Risks

  See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Environmental Risks" in the Form 10-K for a discussion of environmental risks.

  Critical Accounting Estimates

  See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy Texas' accounting for the application of SFAS 71, unbilled revenue, and qualified pension and other postretirement benefits.

  Qualified Pension and Other Postretirement Benefits

  See the "Critical Accounting Estimates - Qualified Pension and Other Postretirement Benefits - Costs and Funding" section of Entergy Corporation and Subsidiaries Management's Financial Discussion and Analysis for an update to the Form 10-K discussion on qualified pension and other postretirement benefits.

  New Accounting Pronouncements

  See "New Accounting Pronouncements" section of Entergy Corporation and Subsidiaries' Management's Financial Discussion and Analysis for a discussion of new accounting pronouncements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three Months Ended March 31, 2009 and 2008
(Unaudited)

	2009	2008
	(In Thousands)

OPERATING REVENUES
Electric	$413,474	$397,042

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	166,949	68,894
Purchased power	141,257	225,404
Other operation and maintenance	45,503	38,421
Decommissioning	48	45
Taxes other than income taxes	14,121	13,600
Depreciation and amortization	18,523	18,365
Other regulatory charges - net	6,621	5,179
TOTAL	393,022	369,908

OPERATING INCOME	20,452	27,134

OTHER INCOME
Allowance for equity funds used during construction	2,370	576
Interest and dividend income	6,724	4,207
Miscellaneous - net	1,306	1,810
TOTAL	10,400	6,593

INTEREST AND OTHER CHARGES
Interest on long-term debt	21,512	19,962
Other interest - net	294	1,877
Allowance for borrowed funds used during construction	(1,188)	(327)
TOTAL	20,618	21,512

INCOME BEFORE INCOME TAXES	10,234	12,215

Income taxes	3,931	4,503

NET INCOME	$6,303	$7,712

See Notes to Financial Statements.

  (Page left blank intentionally)

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2009 and 2008
(Unaudited)

	2009	2008
	(In Thousands)

OPERATING ACTIVITIES
Net income	$6,303	$7,712
Adjustments to reconcile net income to net cash flow used in operating activities:
Other regulatory charges - net	6,621	5,179
Depreciation, amortization, and decommissioning	18,571	18,410
Deferred income taxes, investment tax credits, and non-current taxes accrued	26,944	(9,253)
Changes in working capital:
Receivables	36,013	(40,877)
Fuel inventory	(2,700)	(4,759)
Accounts payable	(69,019)	51,381
Taxes accrued	(35,410)	7,172
Interest accrued	8,372	4,962
Deferred fuel costs	82,712	(73,939)
Other working capital accounts	9,774	5,345
Provision for estimated losses and reserves	(2,933)	(323)
Changes in other regulatory assets	(170,733)	4,321
Other	(8,456)	(8,121)
Net cash flow used in operating activities	(93,941)	(32,790)

INVESTING ACTIVITIES
Construction expenditures	(54,922)	(26,728)
Allowance for equity funds used during construction	2,370	576
Change in money pool receivable - net	-	(30,433)
Collections remitted to securitization recovery trust account	(7,831)	(8,352)
Net cash flow used in investing activities	(60,383)	(64,937)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	492,721	-
Return of capital to parent	-	(150,000)
Retirement of long-term debt	(70,825)	-
Changes in money pool payable - net	(9,091)	-
Repayment of loan from Entergy Corporation	(160,000)	-
Changes in credit borrowings - net	(100,000)	-
Dividends paid:
Common stock	(400)	-
Net cash flow provided by (used in) financing activities	152,405	(150,000)

Net decrease in cash and cash equivalents	(1,919)	(247,727)

Cash and cash equivalents at beginning of period	2,239	297,082

Cash and cash equivalents at end of period	$320	$49,355

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period for:
Interest - net of amount capitalized	$12,564	$15,947
Income taxes	$-	($1,383)

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
March 31, 2009 and December 31, 2008
(Unaudited)

	2009	2008
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$282	$2,201
Temporary cash investments	38	38
Total cash and cash equivalents	320	2,239
Securitization recovery trust account	19,893	12,062
Accounts receivable:
Customer	61,750	82,583
Allowance for doubtful accounts	(921)	(1,001)
Associated companies	248,602	258,629
Other	9,519	14,122
Accrued unbilled revenues	29,632	30,262
Total accounts receivable	348,582	384,595
Deferred fuel costs	-	21,179
Accumulated deferred income taxes	86,617	88,611
Fuel inventory - at average cost	60,345	57,645
Materials and supplies - at average cost	31,289	36,329
Prepayments and other	8,000	12,785
TOTAL	555,046	615,445

OTHER PROPERTY AND INVESTMENTS
Investments in affiliates - at equity	840	845
Non-utility property - at cost (less accumulated depreciation)	1,715	1,788
Other	17,948	17,451
TOTAL	20,503	20,084

UTILITY PLANT
Electric	3,047,606	2,912,972
Construction work in progress	103,284	221,387
TOTAL UTILITY PLANT	3,150,890	3,134,359
Less - accumulated depreciation and amortization	1,088,132	1,104,116
UTILITY PLANT - NET	2,062,758	2,030,243

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
SFAS 109 regulatory asset - net	86,045	84,997
Other regulatory assets	1,079,452	1,117,257
Long-term receivables	559	559
Other	113,819	116,186
TOTAL	1,279,875	1,318,999

TOTAL ASSETS	$3,918,182	$3,984,771

See Notes to Financial Statements.

116

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND SHAREHOLDER'S EQUITY
March 31, 2009 and December 31, 2008
(Unaudited)

	2009	2008
	(In Thousands)

CURRENT LIABILITIES
Currently maturing portion of debt assumption liability	$100,509	$100,509
Accounts payable:
Associated companies	111,249	144,662
Other	87,383	342,449
Customer deposits	40,683	40,589
Taxes accrued	14,185	49,595
Interest accrued	30,474	22,102
Deferred fuel costs	61,533	-
Pension and other postretirement liabilities	1,269	1,269
System agreement cost equalization	214,315	214,315
Other	4,406	4,551
TOTAL	666,006	920,041

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	781,802	756,996
Accumulated deferred investment tax credits	23,729	24,128
Asset retirement cost liabilities	3,297	3,250
Accumulated provisions	10,003	12,936
Pension and other postretirement liabilities	86,543	91,316
Note payable to Entergy Corporation	-	160,000
Long-term debt - assumption liability	598,637	669,462
Other long-term debt	811,266	414,906
Other	30,847	31,587
TOTAL	2,346,124	2,164,581

Commitments and Contingencies

SHAREHOLDER'S EQUITY
Common stock, no par value, authorized 200,000,000 shares;
issued and outstanding 46,525,000 shares in 2009 and 2008	49,452	49,452
Paid-in capital	481,994	481,994
Retained earnings	374,606	368,703
TOTAL	906,052	900,149

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$3,918,182	$3,984,771

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF RETAINED EARNINGS AND PAID-IN CAPITAL For the Three Months Ended March 31, 2009 and 2008 (Unaudited)
	2009	2008
	(In Thousands)
RETAINED EARNINGS
Retained Earnings - Beginning of period	$368,703	$322,808

Add:
Net Income	6,303	7,712
	6,303	7,712

Deduct:
Dividends declared on common stock	400	-
	400	-

Retained Earnings - End of period	$374,606	$330,520

PAID-IN CAPITAL
Paid-in Capital - Beginning of period	$481,994	$631,994

Deduct:
Return of capital to parent	-	(150,000)

Paid-in capital - End of period	$481,994	$481,994

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three Months Ended March 31, 2009 and 2008
(Unaudited)

			Increase/
Description	2009	2008	(Decrease)%
	(Dollars In Millions)

Electric Operating Revenues:
Residential	$139	$111	$28	25
Commercial	98	77	21	27
Industrial	104	104	-	-
Governmental	6	5	1	20
Total retail	347	297	50	17
Sales for resale
Associated companies	58	96	(38)	(40)
Non-associated companies	1	2	(1)	(50)
Other	7	2	5	250
Total	$413	$397	$16	4

Billed Electric Energy
Sales (GWh):
Residential	1,179	1,212	(33)	(3)
Commercial	928	943	(15)	(2)
Industrial	1,316	1,544	(228)	(15)
Governmental	60	61	(1)	(2)
Total retail	3,483	3,760	(277)	(7)
Sales for resale
Associated companies	888	897	(9)	(1)
Non-associated companies	29	22	7	32
Total	4,400	4,679	(279)	(6)

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

  Net income remained relatively unchanged, increasing $0.8 million.

  Liquidity and Capital Resources

  Cash Flow

  Cash flows for the first quarters of 2009 and 2008 were as follows:

	2009	2008
	(In Thousands)

Cash and cash equivalents at beginning of period	$102,788	$105,005

Cash flow provided by (used in):
Operating activities	41,325	52,852
Investing activities	(22,113)	(77,502)
Financing activities	(43,440)	(49,301)
Net decrease in cash and cash equivalents	(24,228)	(73,951)

Cash and cash equivalents at end of period	$78,560	$31,054

  Operating Activities

  Net cash provided by operating activities decreased $11.5 million for the first quarter 2009 compared to the first quarter 2008 primarily due to an increase of $6.4 million in income tax payments.

  Investing Activities

  Net cash used in investing activities decreased $55.4 million for the first quarter 2009 compared to the first quarter 2008 primarily due to money pool activity. Increases in System Energy's receivable from the money pool are a use of cash flow, and System Energy's receivable from the money pool increased by $4.6 million in the first quarter 2009 compared to increasing by $57.6 million in the first quarter 2008.

  Financing Activities

  Net cash used in financing activities decreased by $5.9 million for the first quarter 2009 compared to the first quarter 2008 primarily due to a decrease of $7.6 million in common stock dividends.

  Capital Structure

  System Energy's capitalization is balanced between equity and debt, as shown in the following table.

	March 31, 2009	December 31, 2008

Net debt to net capital	47.4%	48.2%
Effect of subtracting cash from debt	2.4%	3.0%
Debt to capital	49.8%	51.2%

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

  System Energy's receivables from the money pool were as follows:

March 31, 2009	December 31, 2008	March 31, 2008	December 31, 2007
(In Thousands)

$47,560	$42,915	$111,245	$53,620

  See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

  Pension Contributions

  See the "Critical Accounting Estimates - Qualified Pension and Other Postretirement Benefits - Costs and Funding" section of Entergy Corporation and Subsidiaries Management's Financial Discussion and Analysis for an update to the Form 10-K discussion on pension contributions.

  Nuclear Matters

  See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Nuclear Matters" in the Form 10-K for a discussion of nuclear matters.

  Environmental Risks

  See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Environmental Risks" in the Form 10-K for a discussion of environmental risks.

  Critical Accounting Estimates

  See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K for a discussion of the estimates and judgments necessary in System Energy's accounting for nuclear decommissioning costs and qualified pension and other postretirement benefits.

  Qualified Pension and Other Postretirement Benefits

  See the "Critical Accounting Estimates - Qualified Pension and Other Postretirement Benefits - Costs and Funding" section of Entergy Corporation and Subsidiaries Management's Financial Discussion and Analysis for an update to the Form 10-K discussion on qualified pension and other postretirement benefits.

  New Accounting Pronouncements

  See "New Accounting Pronouncements" section of Entergy Corporation and Subsidiaries Management's Financial Discussion and Analysis for a discussion of new accounting pronouncements.

SYSTEM ENERGY RESOURCES, INC.
INCOME STATEMENTS
For the Three Months Ended March 31, 2009 and 2008
(Unaudited)

	2009	2008
	(In Thousands)

OPERATING REVENUES
Electric	$127,372	$114,372

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	15,767	10,616
Nuclear refueling outage expenses	4,767	4,204
Other operation and maintenance	25,355	24,989
Decommissioning	7,229	6,724
Taxes other than income taxes	6,183	(2,072)
Depreciation and amortization	27,293	26,555
Other regulatory credits - net	(2,703)	(1,986)
TOTAL	83,891	69,030

OPERATING INCOME	43,481	45,342

OTHER INCOME
Allowance for equity funds used during construction	1,901	1,129
Interest and dividend income	3,317	2,547
Miscellaneous - net	(172)	(167)
TOTAL	5,046	3,509

INTEREST AND OTHER CHARGES
Interest on long-term debt	11,211	11,962
Other interest - net	19	43
Allowance for borrowed funds used during construction	(639)	(378)
TOTAL	10,591	11,627

INCOME BEFORE INCOME TAXES	37,936	37,224

Income taxes	15,544	15,623

NET INCOME	$22,392	$21,601

See Notes to Financial Statements.

  (Page left blank intentionally)

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2009 and 2008
(Unaudited)

	2009	2008
	(In Thousands)

OPERATING ACTIVITIES
Net income	$22,392	$21,601
Adjustments to reconcile net income to net cash flow provided by operating activities:
Other regulatory credits - net	(2,703)	(1,986)
Depreciation, amortization, and decommissioning	34,522	33,279
Deferred income taxes, investment tax credits, and non-current taxes accrued	(49,901)	24,917
Changes in working capital:
Receivables	9,710	29,425
Accounts payable	(6,197)	(10,550)
Interest accrued	(34,446)	(32,863)
Other working capital accounts	42,893	(34,307)
Provision for estimated losses and reserves	(99)	-
Changes in other regulatory assets	(7,052)	(536)
Other	32,206	23,872
Net cash flow provided by operating activities	41,325	52,852

INVESTING ACTIVITIES
Construction expenditures	(11,953)	(13,376)
Allowance for equity funds used during construction	1,901	1,129
Proceeds from nuclear decommissioning trust fund sales	151,931	35,097
Investment in nuclear decommissioning trust funds	(159,347)	(42,727)
Change in money pool receivable - net	(4,645)	(57,625)
Net cash flow used in investing activities	(22,113)	(77,502)

FINANCING ACTIVITIES
Retirement of long-term debt	(28,440)	(26,701)
Dividends paid:
Common stock	(15,000)	(22,600)
Net cash flow used in financing activities	(43,440)	(49,301)

Net decrease in cash and cash equivalents	(24,228)	(73,951)

Cash and cash equivalents at beginning of period	102,788	105,005

Cash and cash equivalents at end of period	$78,560	$31,054

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$44,790	$43,584
Income taxes	$6,409	$36

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
ASSETS
March 31, 2009 and December 31, 2008
(Unaudited)

	2009	2008
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$23	$250
Temporary cash investments	78,537	102,538
Total cash and cash equivalents	78,560	102,788
Accounts receivable:
Associated companies	86,889	91,119
Other	2,239	3,074
Total accounts receivable	89,128	94,193
Materials and supplies - at average cost	76,277	74,496
Deferred nuclear refueling outage costs	21,731	26,485
Prepaid taxes	29,833	74,779
Prepayments and other	6,019	993
TOTAL	301,548	373,734

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	255,960	268,822
Note receivable - Entergy New Orleans	25,560	25,560
TOTAL	281,520	294,382

UTILITY PLANT
Electric	3,311,004	3,314,473
Property under capital lease	479,933	479,933
Construction work in progress	135,645	122,952
Nuclear fuel under capital lease	113,217	125,416
Nuclear fuel	6,463	7,448
TOTAL UTILITY PLANT	4,046,262	4,050,222
Less - accumulated depreciation and amortization	2,232,194	2,206,780
UTILITY PLANT - NET	1,814,068	1,843,442

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
SFAS 109 regulatory asset - net	92,643	89,473
Other regulatory assets	355,787	333,389
Other	10,675	10,970
TOTAL	459,105	433,832

TOTAL ASSETS	$2,856,241	$2,945,390

See Notes to Financial Statements.

126

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
LIABILITIES AND SHAREHOLDER'S EQUITY
March 31, 2009 and December 31, 2008
(Unaudited)

	2009	2008
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$41,715	$28,440
Accounts payable:
Associated companies	2,847	2,723
Other	28,894	35,215
Accumulated deferred income taxes	7,809	9,645
Interest accrued	14,144	48,590
Obligations under capital leases	37,619	37,619
TOTAL	133,028	162,232

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	318,226	365,134
Accumulated deferred investment tax credits	60,838	61,708
Obligations under capital leases	75,598	87,797
Other regulatory liabilities	224,388	197,051
Decommissioning	403,430	396,201
Accumulated provisions	1,926	2,025
Pension and other postretirement liabilities	71,877	72,008
Long-term debt	703,204	744,900
TOTAL	1,859,487	1,926,824

Commitments and Contingencies

SHAREHOLDER'S EQUITY
Common stock, no par value, authorized 1,000,000 shares;
issued and outstanding 789,350 shares in 2009 and 2008	789,350	789,350
Retained earnings	74,376	66,984
TOTAL	863,726	856,334

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$2,856,241	$2,945,390

See Notes to Financial Statements.

  ENTERGY CORPORATION AND SUBSIDIARIES

  PART II. OTHER INFORMATION

  Item 1. Legal Proceedings

  See "PART I, Item 1, Litigation" in the Form 10-K for a discussion of legal, administrative, and other regulatory proceedings affecting Entergy.

  Item 1A. Risk Factors

  There have been no material changes to the risk factors discussed in "PART I, Item 1A, Risk Factors" in the Form 10-K.

  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

  Issuer Purchases of Equity Securities (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum $ Amount of Shares that May Yet be Purchased Under a Plan (2)

1/01/2009-1/31/2009	-	$-	-	$596,766,948
2/01/2009-2/28/2009	-	$-	-	$596,766,948
3/01/2009-3/31/2009	-	$-	-	$596,766,948
Total	-	$-	-

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

  Item 5. Other Information

  Environmental Regulation

  Clean Air Act and Subsequent Amendments

  Regional Haze

  Entergy Arkansas has withdrawn its petition (discussed in the Form 10-K) to the Arkansas Commission on Environmental Quality requesting the revision of Regulation 19, which sets an operational deadline of September 2013 for the regional haze air emissions control project at Entergy Arkansas' White Bluff facility.

  Potential Legislative, Regulatory, and Judicial Developments

  In April 2009, the EPA issued a proposal "to find that greenhouse gases in the atmosphere endanger the public health and welfare of current and future generations" pursuant to section 202(a) of the Clean Air Act in response to the opinion of the United States Supreme Court in Massachusetts v. EPA.  The EPA published the proposed endangerment finding in the Federal Register on April 24, 2009, and began a sixty-day notice and comment period on the proposal.  The current proposal applies directly only to emissions from mobile sources such as cars and trucks.  The proposed endangerment finding lists six air pollutants, including carbon dioxide, that would undergo further proposed EPA regulation as mobile sources emissions under the federal Clean Air Act.  The EPA has stated that the endangerment finding itself does not create any immediate requirements for any emissions source, but this regulatory action may lead to the proposal of similar regulations to control greenhouse gas emissions, including carbon dioxide, from stationary sources such as Entergy's generating facilities either through new EPA regulations or through the Clean Air Act's current new source review program, new source performance standard program, or otherwise.  Such a proposal of new regulations applicable to stationary sources also would undergo a notice-and-comment rulemaking process through the EPA.  Application of the current new source review program or the new source performance standards programs to new or modified sources of emissions through state or federal air permitting programs could occur.  Proposed new regulations for stationary sources could take the form of market-based cap-and-trade programs, direct requirements for the installation of air emission controls onto air emission sources, or other or combined regulatory programs. The effect on Entergy is impossible to estimate at this time due to the uncertainly of the regulatory format.

  Clean Water Act

  316(b) Cooling Water Intake Structures

  The EPA finalized new regulations in July 2004 governing the intake of water at large existing power plants employing cooling water intake structures. The rule sought to reduce perceived impacts on aquatic resources by requiring covered facilities to implement technology or other measures to meet EPA-targeted reductions in water use and corresponding perceived aquatic impacts. Entergy, other industry members and industry groups, environmental groups, and a coalition of northeastern and mid-Atlantic states challenged various aspects of the rule. In January 2007, the United States Court of Appeals for the Second Circuit remanded the rule to the EPA for reconsideration. The court instructed the EPA to reconsider several aspects of the rule that were beneficial to the regulated community after finding that these provisions of the rule were contrary to the language of the Clean Water Act or were not sufficiently explained in the rule. In April 2008, the United States Supreme Court agreed to review the decision of the Second Circuit on the question of whether the EPA may take into consideration a cost-benefit analysis in developing these regulations, a consideration beneficial to the regulated community that the Second Circuit disallowed. Oral argument before the Supreme Court was held in December 2008. Entergy is one of the petitioners who sought Supreme Court review. In March 2009, the Supreme Court ruled in favor of the petitioners that cost-benefit analysis may be taken into consideration. The EPA may now reissue a rule similar in structure to the rule remanded by the Second Circuit, or the EPA may issue a rule with a substantially different structure and effect. Until the EPA issues guidance to the regulated community on what actions should be taken to comply with the Clean Water Act, and until the form and substance of the new rule itself is determined, it is impossible to estimate the effect of the Supreme Court's decision on Entergy's business.

  Other Environmental Matters

  Entergy Louisiana and Entergy New Orleans

  In March 2009, Entergy Louisiana received a Certificate of Completion from the LDEQ for the former site of the Southern Transformer Shop, located in Algiers, Orleans Parish. This document certifies compliance with Louisiana's "Voluntary Remediation Program." Termination of the property lease is anticipated for early May 2009. The excavation and removal of impacted soils was completed in January 2008. Prior to the soil remediation, a thorough site assessment and risk evaluation had been performed at the property utilizing Louisiana's Risk Evaluation and Corrective Action Program. No further work at this site is anticipated.

  Entergy Arkansas

  In February 2009, Entergy Arkansas received notice that the Arkansas Natural Resources Commission has proposed a rule that would set minimum stream flows for the White River, from which Entergy Arkansas' Independence generating facility withdraws its cooling water.  If the river reaches the low flow conditions described in the proposed regulation, at a time when registered users of the river were withdrawing 300 cubic feet per second or more, all users of the river other than municipal and domestic users would be required to cease all withdrawals from the river.  Because current registered withdrawals do not total 300 cubic feet per second, the regulation would have no immediate effect on Independence; however, Entergy Arkansas estimates that once the regulation became effective, it could cause Independence to cease water withdrawals, and thus to cease operation, for as many as 18 days during an average flow year and for as many as 90 days during a very low flow year, based on historical flows.  Entergy Arkansas has submitted comments to the agency expressing its concern and the potential costs to customers for replacement power and will continue to monitor the rule's development.

  Earnings Ratios (Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

  The Registrant Subsidiaries have calculated ratios of earnings to fixed charges and ratios of earnings to combined fixed charges and preferred dividends/distributions pursuant to Item 503 of Regulation S-K of the SEC as follows:

	Ratios of Earnings to Fixed Charges
	Twelve Months Ended
	December 31,					March 31,
	2004	2005	2006	2007	2008	2009

Entergy Arkansas	3.37	3.75	3.37	3.19	2.33	2.37
Entergy Gulf States Louisiana	3.04	3.34	3.01	2.84	2.44	2.47
Entergy Louisiana	3.60	3.50	3.23	3.44	3.14	3.28
Entergy Mississippi	3.41	3.16	2.54	3.22	2.92	2.92
Entergy New Orleans	3.60	1.22	1.52	2.74	3.71	3.61
Entergy Texas	2.07	2.06	2.12	2.07	2.04	2.01
System Energy	3.95	3.85	4.05	3.95	3.29	3.50

	Ratios of Earnings to Combined Fixed Charges and Preferred Dividends/Distributions
	Twelve Months Ended
	December 31,					March 31,
	2004	2005	2006	2007	2008	2009

Entergy Arkansas	2.98	3.34	3.06	2.88	1.95	1.95
Entergy Gulf States Louisiana	2.90	3.18	2.90	2.73	2.42	2.45
Entergy Louisiana	3.60	3.50	2.90	3.08	2.87	3.31
Entergy Mississippi	3.07	2.83	2.34	2.97	2.67	2.68
Entergy New Orleans	3.31	1.12	1.35	2.54	3.45	3.35

  Item 6. Exhibits *

12(a) -	Entergy Arkansas' Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

12(b) -	Entergy Gulf States Louisiana's Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Distributions, as defined.

12(c) -	Entergy Louisiana's Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Distributions, as defined.

12(d) -	Entergy Mississippi's Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

12(e) -	Entergy New Orleans' Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

12(f) -	Entergy Texas' Computation of Ratios of Earnings to Fixed Charges, as defined.

12(g) -	System Energy's Computation of Ratios of Earnings to Fixed Charges, as defined.

31(a) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Corporation.

31(b) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Corporation.

31(c) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Arkansas.

31(d) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Arkansas.

31(e) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Gulf States Louisiana.

31(f) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Gulf States Louisiana.

31(g) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Louisiana.

31(h) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Louisiana.

31(i) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Mississippi.

31(j) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Mississippi.

31(k) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy New Orleans.

131

31(l) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy New Orleans.

31(m) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Texas.

31(n) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Texas.

31(o) -	Rule 13a-14(a)/15d-14(a) Certification for System Energy.

31(p) -	Rule 13a-14(a)/15d-14(a) Certification for System Energy.

32(a) -	Section 1350 Certification for Entergy Corporation.

32(b) -	Section 1350 Certification for Entergy Corporation.

32(c) -	Section 1350 Certification for Entergy Arkansas.

32(d) -	Section 1350 Certification for Entergy Arkansas.

32(e) -	Section 1350 Certification for Entergy Gulf States Louisiana.

32(f) -	Section 1350 Certification for Entergy Gulf States Louisiana.

32(g) -	Section 1350 Certification for Entergy Louisiana.

32(h) -	Section 1350 Certification for Entergy Louisiana.

32(i) -	Section 1350 Certification for Entergy Mississippi.

32(j) -	Section 1350 Certification for Entergy Mississippi.

32(k) -	Section 1350 Certification for Entergy New Orleans.

32(l) -	Section 1350 Certification for Entergy New Orleans.

32(m) -	Section 1350 Certification for Entergy Texas.

32(n) -	Section 1350 Certification for Entergy Texas.

32(o) -	Section 1350 Certification for System Energy.

32(p) -	Section 1350 Certification for System Energy.

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

*

  Reference is made to a duplicate list of exhibits being filed as a part of this report on Form 10-Q for the quarter ended March 31, 2009, which list, prepared in accordance with Item 102 of Regulation S-T of the SEC, immediately precedes the exhibits being filed with this report on Form 10-Q for the quarter ended March 31, 2009.

  SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company or its subsidiaries.

  ENTERGY CORPORATION
  ENTERGY ARKANSAS, INC.
  ENTERGY GULF STATES LOUISIANA, L.L.C.
  ENTERGY LOUISIANA, LLC
  ENTERGY MISSISSIPPI, INC.
  ENTERGY NEW ORLEANS, INC.
  ENTERGY TEXAS, INC.
  SYSTEM ENERGY RESOURCES, INC.

/s/ Theodore H. Bunting, Jr. Theodore H. Bunting, Jr Senior Vice President and Chief Accounting Officer (For each Registrant and for each as Principal Accounting Officer)

  Date: May 8, 2009