Form 10-Q/A
period 2010-06-30
ENTERGY CORP /DE/
filed 2010-09-03
CIK 65984

____________________________________________________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010
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

____________________________________________________________________________________________________________________________________

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

	Large accelerated filer	Accelerated filer	Non- accelerated filer	Smaller reporting company
Entergy Corporation	Ö

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

Common Stock Outstanding		Outstanding at July 30, 2010
Entergy Corporation	($0.01 par value)	186,815,779

EXPLANATORY NOTE

This Amendment No.1 to the Quarterly Report on Form 10-Q of Entergy Corporation for the quarter ended June 30, 2010 (the "Form 10-Q") is being filed solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405(a)(2) of Regulation S-T.

Exhibit 101 to this report provides the following items from the Form 10-Q of Entergy Corporation formatted in eXtensible Business Reporting Language: (i) the unaudited Consolidated Statements of Income; (ii) the unaudited Consolidated Statements of Cash Flows; (iii) the unaudited Consolidated Balance Sheets; (iv) the unaudited Consolidated Statements of Retained Earnings, Comprehensive Income, and Paid-in Capital; and (v) the unaudited Notes to Financial Statements.  No changes are being made to any other portion of the Form 10-Q as originally filed on August 6, 2010.

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

PART II.  OTHER INFORMATION

Item 6.  Exhibits *

4(a) -
Officer's Certificate No. 3-B-3 dated May 18, 2010, supplemental to the Entergy Texas, Inc. Indenture, Deed of Trust and Security Agreement dated as of October 1, 2008, establishing the form and certain terms of the Mortgage Bonds, 3.60% Series due June 1, 2015.**

10(a) -	Second Amended and Restated Limited Liability Company Agreement of Entergy Holdings Company LLC dated as of July 22, 2010.**

31(a) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Corporation.**

31(b) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Corporation.**

32(a) -	Section 1350 Certification for Entergy Corporation.**

32(b) -	Section 1350 Certification for Entergy Corporation.**

101 INS -	XBRL Instance Document.***

101 SCH -	XBRL Taxonomy Extension Schema Document.***

101 PRE -	XBRL Taxonomy Presentation Linkbase Document.***

101 LAB -	XBRL Taxonomy Label Linkbase Document.***

101 CAL -	XBRL Taxonomy Calculation Linkbase Document.***

101 DEF -	XBRL Definition Linkbase Document.***

___________________________

*
Reference is made to a duplicate list of exhibits being filed as a part of this report on Form 10-Q for the quarter ended June 30, 2010, which list, prepared in accordance with Item 102 of Regulation S-T of the SEC, immediately precedes the exhibits being filed with this report on Form 10-Q for the quarter ended June 30, 2010.

**	Previously filed.

***	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTERGY CORPORATION

/s/ Theodore H. Bunting, Jr. Theodore H. Bunting, Jr Senior Vice President and Chief Accounting Officer (For the Registrant and as Principal Accounting Officer)

Date:           September 2, 2010