Form 10-Q
period 2013-06-30
ENTERGY CORP /DE/; SYSTEM ENERGY RESOURCES INC; Entergy Texas, Inc.; ENTERGY MISSISSIPPI INC; Entergy Louisiana, LLC; ENTERGY ARKANSAS INC; ENTERGY NEW ORLEANS INC; ENTERGY GULF STATES LOUISIANA, LLC
filed 2013-08-07
CIK 65984, 202584, 1427437, 66901, 1348952, 7323, 71508, 44570

 __________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number	Registrant, State of Incorporation or Organization, Address of Principal Executive Offices, Telephone Number, and IRS Employer Identification No.	Commission File Number	Registrant, State of Incorporation or Organization, Address of Principal Executive Offices, Telephone Number, and IRS Employer Identification No.
1-11299	ENTERGY CORPORATION (a Delaware corporation) 639 Loyola Avenue New Orleans, Louisiana 70113 Telephone (504) 576-4000 72-1229752	1-31508	ENTERGY MISSISSIPPI, INC. (a Mississippi corporation) 308 East Pearl Street Jackson, Mississippi 39201 Telephone (601) 368-5000 64-0205830

1-10764	ENTERGY ARKANSAS, INC. (an Arkansas corporation) 425 West Capitol Avenue Little Rock, Arkansas 72201 Telephone (501) 377-4000 71-0005900	0-05807	ENTERGY NEW ORLEANS, INC. (a Louisiana corporation) 1600 Perdido Street New Orleans, Louisiana 70112 Telephone (504) 670-3700 72-0273040

0-20371	ENTERGY GULF STATES LOUISIANA, L.L.C. (a Louisiana limited liability company) 446 North Boulevard Baton Rouge, Louisiana 70802 Telephone (800) 368-3749 74-0662730	1-34360	ENTERGY TEXAS, INC. (a Texas corporation) 350 Pine Street Beaumont, Texas 77701 Telephone (409) 981-2000 61-1435798

1-32718	ENTERGY LOUISIANA, LLC (a Texas limited liability company) 446 North Boulevard Baton Rouge, Louisiana 70802 Telephone (800) 368-3749 75-3206126	1-09067	SYSTEM ENERGY RESOURCES, INC. (an Arkansas corporation) Echelon One 1340 Echelon Parkway Jackson, Mississippi 39213 Telephone (601) 368-5000 72-0752777

__________________________________________________________________________________________

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrants have submitted electronically and posted on Entergy’s corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934.

	Large accelerated filer	Accelerated filer	Non- accelerated filer	Smaller reporting company
Entergy Corporation	Ö
Entergy Arkansas, Inc.			Ö
Entergy Gulf States Louisiana, L.L.C.			Ö
Entergy Louisiana, LLC			Ö
Entergy Mississippi, Inc.			Ö
Entergy New Orleans, Inc.			Ö
Entergy Texas, Inc.			Ö
System Energy Resources, Inc.			Ö

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

Common Stock Outstanding		Outstanding at July 31, 2013
Entergy Corporation	($0.01 par value)	178,282,400

Entergy Corporation, Entergy Arkansas, Inc., Entergy Gulf States Louisiana, L.L.C., Entergy Louisiana, LLC, Entergy Mississippi, Inc., Entergy New Orleans, Inc., Entergy Texas, Inc., and System Energy Resources, Inc. separately file this combined Quarterly Report on Form 10-Q.  Information contained herein relating to any individual company is filed by such company on its own behalf.  Each company reports herein only as to itself and makes no other representations whatsoever as to any other company.  This combined Quarterly Report on Form 10-Q supplements and updates the Annual Report on Form 10-K for the calendar year ended December 31, 2012 and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed by the individual registrants with the SEC, and should be read in conjunction therewith.

ENTERGY CORPORATION AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
June 30, 2013

i

ENTERGY CORPORATION AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
June 30, 2013

FORWARD-LOOKING INFORMATION

In this combined report and from time to time, Entergy Corporation and the Registrant Subsidiaries each makes statements as a registrant concerning its expectations, beliefs, plans, objectives, goals, strategies, and future events or performance.  Such statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Words such as “may,” “will,” “could,” “project,” “believe,” “anticipate,” “intend,” “expect,” “estimate,” “continue,” “potential,” “plan,” “predict,” “forecast,” and other similar words or expressions are intended to identify forward-looking statements but are not the only means to identify these statements.  Although each of these registrants believes that these forward-looking statements and the underlying assumptions are reasonable, it cannot provide assurance that they will prove correct.  Any forward-looking statement is based on information current as of the date of this combined report and speaks only as of the date on which such statement is made.  Except to the extent required by the federal securities laws, these registrants undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Forward-looking statements involve a number of risks and uncertainties.  There are factors that could cause actual results to differ materially from those expressed or implied in the forward-looking statements, including those factors discussed or incorporated by reference in (a) Item 1A. Risk Factors in the Form 10-K, (b) Management’s Financial Discussion and Analysis in the Form 10-K and in this report, and (c) the following factors (in addition to others described elsewhere in this combined report and in subsequent securities filings):

•	resolution of pending and future rate cases and negotiations, including various performance-based rate discussions, Entergy’s utility supply plan, and recovery of fuel and purchased power costs;
•
the termination of Entergy Arkansas’s and Entergy Mississippi’s participation in the System Agreement in December 2013 and November 2015, respectively, and the potential for other Entergy operating companies to terminate participation in the System Agreement by providing notice pursuant to the current 96-month notice period and/or by seeking an amendment to the System Agreement that would allow for an Entergy operating company to terminate its participation in less than 96 months;

•	regulatory and operating challenges and uncertainties associated with the Utility operating companies’ proposal to move to the MISO RTO;
•
risks associated with the proposed spin-off and subsequent merger of Entergy’s electric transmission business into a subsidiary of ITC Holdings Corp., including the risk that Entergy and the Utility operating companies may not be able to timely satisfy the conditions or obtain the approvals required to complete such transaction or such approvals may contain material restrictions or conditions, and the risk that if completed, the transaction may not achieve its anticipated results;

•
changes in utility regulation, including the beginning or end of retail and wholesale competition, the ability to recover net utility assets and other potential stranded costs, and the application of more stringent transmission reliability requirements or market power criteria by the FERC;

•
changes in regulation of nuclear generating facilities and nuclear materials and fuel, including possible shutdown of nuclear generating facilities, particularly those owned or operated by the Entergy Wholesale Commodities business, and the effects of new or existing safety or environmental concerns regarding nuclear power plants and nuclear fuel;

•	resolution of pending or future applications, and related regulatory proceedings and litigation, for license renewals or modifications of nuclear generating facilities;
•	the performance of and deliverability of power from Entergy’s generation resources, including the capacity factors at its nuclear generating facilities;
•	Entergy’s ability to develop and execute on a point of view regarding future prices of electricity, natural gas, and other energy-related commodities;
•
prices for power generated by Entergy’s merchant generating facilities and the ability to hedge, meet credit support requirements for hedges, sell power forward, or otherwise reduce the market price risk associated with those facilities, including the Entergy Wholesale Commodities nuclear plants;

FORWARD-LOOKING INFORMATION (Concluded)

•	the prices and availability of fuel and power Entergy must purchase for its Utility customers, and Entergy’s ability to meet credit support requirements for fuel and power supply contracts;
•	volatility and changes in markets for electricity, natural gas, uranium, and other energy-related commodities;
•	changes in law resulting from federal or state energy legislation or legislation subjecting energy derivatives used in hedging and risk management transactions to governmental regulation;
•
changes in environmental, tax, and other laws, including requirements for reduced emissions of sulfur, nitrogen, carbon, greenhouse gases, mercury, and other regulated air emissions, and changes in costs of compliance with environmental and other laws and regulations;

•	uncertainty regarding the establishment of interim or permanent sites for spent nuclear fuel and nuclear waste storage and disposal;
•
variations in weather and the occurrence of hurricanes and other storms and disasters, including uncertainties associated with efforts to remediate the effects of hurricanes, ice storms, or other weather events and the recovery of costs associated with restoration, including accessing funded storm reserves, federal and local cost recovery mechanisms, securitization, and insurance;

•	effects of climate change;
•	changes in the quality and availability of water supplies and the related regulation of water use and diversion;
•	Entergy’s ability to manage its capital projects and operation and maintenance costs;
•	Entergy’s ability to purchase and sell assets at attractive prices and on other attractive terms;
•	the economic climate, and particularly economic conditions in Entergy’s Utility service area and the Northeast United States and events that could influence economic conditions in those areas;
•	the effects of Entergy’s strategies to reduce tax payments;
•
changes in the financial markets, particularly those affecting the availability of capital and Entergy’s ability to refinance existing debt, execute share repurchase programs, and fund investments and acquisitions;

•	actions of rating agencies, including changes in the ratings of debt and preferred stock, changes in general corporate ratings, and changes in the rating agencies’ ratings criteria;
•	changes in inflation and interest rates;
•	the effect of litigation and government investigations or proceedings;
•	advances in technology;
•
the potential effects of threatened or actual terrorism, cyber attacks or data security breaches, including increased security costs, and war or a catastrophic event such as a nuclear accident or a natural gas pipeline explosion;

•	Entergy’s ability to attract and retain talented management and directors;
•	changes in accounting standards and corporate governance;
•	declines in the market prices of marketable securities and resulting funding requirements for Entergy’s defined benefit pension and other postretirement benefit plans;
•	future wage and employee benefit costs, including changes in discount rates and returns on benefit plan assets;
•	changes in decommissioning trust fund values or earnings or in the timing of or cost to decommission nuclear plant sites;
•	the effectiveness of Entergy’s risk management policies and procedures and the ability and willingness of its counterparties to satisfy their financial and performance commitments;
•	factors that could lead to impairment of long-lived assets; and
•
the ability to successfully complete merger, acquisition, or divestiture plans, regulatory or other limitations imposed as a result of merger, acquisition, or divestiture, and the success of the business following a merger, acquisition, or divestiture.

DEFINITIONS

Certain abbreviations or acronyms used in the text and notes are defined below:
Abbreviation or Acronym	Term
AFUDC	Allowance for Funds Used During Construction
ALJ	Administrative Law Judge
ANO 1 and 2	Units 1 and 2 of Arkansas Nuclear One (nuclear), owned by Entergy Arkansas
APSC	Arkansas Public Service Commission
ASLB	Atomic Safety and Licensing Board, the board within the NRC that conducts hearings and performs other regulatory functions that the NRC authorizes
ASU	Accounting Standards Update issued by the FASB
Board	Board of Directors of Entergy Corporation
capacity factor	Actual plant output divided by maximum potential plant output for the period
City Council or Council	Council of the City of New Orleans, Louisiana
D.C. Circuit	U.S. Court of Appeals for the District of Columbia Circuit
DOE	United States Department of Energy
Entergy	Entergy Corporation and its direct and indirect subsidiaries
Entergy Corporation	Entergy Corporation, a Delaware corporation
Entergy Gulf States, Inc.	Predecessor company for financial reporting purposes to Entergy Gulf States Louisiana that included the assets and business operations of both Entergy Gulf States Louisiana and Entergy Texas
Entergy Gulf States Louisiana
Entergy Gulf States Louisiana, L.L.C., a company formally created as part of the jurisdictional separation of Entergy Gulf States, Inc. and the successor company to Entergy Gulf States, Inc. for financial reporting purposes.  The term is also used to refer to the Louisiana jurisdictional business of Entergy Gulf States, Inc., as the context requires.

Entergy Texas
Entergy Texas, Inc., a company formally created as part of the jurisdictional separation of Entergy Gulf States, Inc.  The term is also used to refer to the Texas jurisdictional business of Entergy Gulf States, Inc., as the context requires.

Entergy Wholesale Commodities (EWC)
Entergy’s non-utility business segment primarily comprised of the ownership and operation of six nuclear power plants, the ownership of interests in non-nuclear power plants, and the sale of the electric power produced by those plants to wholesale customers

EPA	United States Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FitzPatrick	James A. FitzPatrick Nuclear Power Plant (nuclear), owned by an Entergy subsidiary in the Entergy Wholesale Commodities business segment
Form 10-K	Annual Report on Form 10-K for the calendar year ended December 31, 2012 filed with the SEC by Entergy Corporation and its Registrant Subsidiaries
Grand Gulf	Unit No. 1 of Grand Gulf Nuclear Station (nuclear), 90% owned or leased by System Energy
GWh	Gigawatt-hour(s), which equals one million kilowatt-hours
Independence	Independence Steam Electric Station (coal), owned 16% by Entergy Arkansas, 25% by Entergy Mississippi, and 7% by Entergy Power
Indian Point 2	Unit 2 of Indian Point Energy Center (nuclear), owned by an Entergy subsidiary in the Entergy Wholesale Commodities business segment
Indian Point 3	Unit 3 of Indian Point Energy Center (nuclear), owned by an Entergy subsidiary in the Entergy Wholesale Commodities business segment
IRS	Internal Revenue Service
ISO	Independent System Operator

v

DEFINITIONS (Concluded)

Abbreviation or Acronym	Term
kW	Kilowatt, which equals one thousand watts
kWh	Kilowatt-hour(s)
LPSC	Louisiana Public Service Commission
MISO	Midcontinent Independent System Operator, Inc., a regional transmission organization
MMBtu	One million British Thermal Units
MPSC	Mississippi Public Service Commission
MW	Megawatt(s), which equals one thousand kilowatts
MWh	Megawatt-hour(s)
Net debt to net capital ratio	Gross debt less cash and cash equivalents divided by total capitalization less cash and cash equivalents
Net MW in operation	Installed capacity owned and operated
NRC	Nuclear Regulatory Commission
NYPA	New York Power Authority
Palisades	Palisades Power Plant (nuclear), owned by an Entergy subsidiary in the Entergy Wholesale Commodities business segment
Pilgrim	Pilgrim Nuclear Power Station (nuclear), owned by an Entergy subsidiary in the Entergy Wholesale Commodities business segment
PPA	Purchased power agreement or power purchase agreement
PUCT	Public Utility Commission of Texas
Registrant Subsidiaries	Entergy Arkansas, Inc., Entergy Gulf States Louisiana, L.L.C., Entergy Louisiana, LLC, Entergy Mississippi, Inc., Entergy New Orleans, Inc., Entergy Texas, Inc., and System Energy Resources, Inc.
River Bend	River Bend Station (nuclear), owned by Entergy Gulf States Louisiana
RTO	Regional transmission organization
SEC	Securities and Exchange Commission
SMEPA	South Mississippi Electric Power Association, which owns a 10% interest in Grand Gulf
System Agreement	Agreement, effective January 1, 1983, as modified, among the Utility operating companies relating to the sharing of generating capacity and other power resources
System Energy	System Energy Resources, Inc.
TWh	Terawatt-hour(s), which equals one billion kilowatt-hours
Unit Power Sales Agreement
Agreement, dated as of June 10, 1982, as amended and approved by FERC, among Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy, relating to the sale of capacity and energy from System Energy’s share of Grand Gulf

Utility	Entergy’s business segment that generates, transmits, distributes, and sells electric power, with a small amount of natural gas distribution
Utility operating companies	Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas
Vermont Yankee	Vermont Yankee Nuclear Power Station (nuclear), owned by an Entergy subsidiary in the Entergy Wholesale Commodities business segment
Waterford 3	Unit No. 3 (nuclear) of the Waterford Steam Electric Station, 100% owned or leased by Entergy Louisiana
weather-adjusted usage	Electric usage excluding the effects of deviations from normal weather

ENTERGY CORPORATION AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Entergy operates primarily through two business segments: Utility and Entergy Wholesale Commodities.

•
The Utility business segment includes the generation, transmission, distribution, and sale of electric power in portions of Arkansas, Mississippi, Texas, and Louisiana, including the City of New Orleans; and operates a small natural gas distribution business.  As discussed in more detail in “Plan to Spin Off the Utility’s Transmission Business,” herein and in the Form 10-K, in December 2011, Entergy entered into an agreement to spin off its transmission business and merge it with a newly-formed subsidiary of ITC Holdings Corp.

•
The Entergy Wholesale Commodities business segment includes the ownership and operation of six nuclear power plants located in the northern United States and the sale of the electric power produced by those plants to wholesale customers.  This business also provides services to other nuclear power plant owners.  Entergy Wholesale Commodities also owns interests in non-nuclear power plants that sell the electric power produced by those plants to wholesale customers.

Results of Operations

Second Quarter 2013 Compared to Second Quarter 2012

Following are income statement variances for Utility, Entergy Wholesale Commodities, Parent & Other, and Entergy comparing the second quarter 2013 to the second quarter 2012 showing how much the line item increased or (decreased) in comparison to the prior period:

	Utility	Entergy Wholesale Commodities	Parent & Other (a)	Entergy
	(In Thousands)

2nd Quarter 2012 Consolidated Net Income (Loss)	$308,525	$70,759	($8,701)	$370,583

Net revenue (operating revenue less fuel expense, purchased power, and other regulatory charges/credits)	219,043	(61,192)	2,618	160,469
Other operation and maintenance expenses	65,119	3,890	2,305	71,314
Taxes other than income taxes	7,095	(307)	(11)	6,777
Depreciation and amortization	20,634	2,233	(106)	22,761
Other income	4,133	(4,212)	(819)	(898)
Interest expense	9,989	(1,700)	1,555	9,844
Other expenses	4,922	51,167	-	56,089
Income taxes	223,387	(61,459)	33,386	195,314

2nd Quarter 2013 Consolidated Net Income (Loss)	$200,555	$11,531	($44,031)	$168,055

(a)	Parent & Other includes eliminations, which are primarily intersegment activity.

Refer to "ENTERGY CORPORATION AND SUBSIDIARIES - SELECTED OPERATING RESULTS" for further information with respect to operating statistics.

In the fourth quarter 2012, Entergy moved two subsidiaries from Parent & Other to the Entergy Wholesale Commodities segment to improve the alignment of certain intercompany items and income tax activity.  The prior period financial information in this Form 10-Q has been restated to reflect this change.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Net income for Utility in the second quarter 2012 was significantly affected by a settlement with the IRS related to the income tax treatment of the Louisiana Act 55 financing of the Hurricane Katrina and Hurricane Rita storm costs, which resulted in a reduction in income tax expense.  The net income effect was partially offset by a regulatory charge, which reduced net revenue in 2012, associated with the storm costs settlement to reflect the obligation to customers with respect to the settlement.  See Note 3 to the financial statements in the Form 10-K for additional discussion of the tax settlement and savings obligation.

Net Revenue

Utility

Following is an analysis of the change in net revenue comparing the second quarter 2013 to the second quarter 2012:

Amount
(In Millions)

2012 net revenue	$1,152
Louisiana Act 55 financing savings obligation	167
Retail electric price	58
Grand Gulf recovery	33
Volume/weather	(38)
Other	(1)
2013 net revenue	$1,371

The Louisiana Act 55 financing savings obligation variance results from a regulatory charge recorded in 2012 because Entergy Gulf States Louisiana and Entergy Louisiana are sharing the savings from an IRS settlement related to the uncertain tax position regarding the Hurricane Katrina and Hurricane Rita Louisiana Act 55 financing with customers.  See Note 3 to the financial statements in the Form 10-K for additional discussion of the tax settlement and savings obligation.

The retail electric price variance is primarily due to:

•
the recovery of Hinds plant costs through the power management rider at Entergy Mississippi, as approved by the MPSC, effective with the first billing cycle of 2013.  The net income effect of the Hinds plant cost recovery is limited to a portion representing an allowed return on equity on the net plant investment with the remainder offset by the Hinds plant costs in other operation and maintenance expenses, depreciation expenses, and taxes other than income taxes;

•
a formula rate plan increase at Entergy Louisiana, effective January 2013, which includes an increase relating to the Waterford 3 steam generator replacement project, which was placed in service in December 2012.  The net income effect of the formula rate plan increase is limited to a portion representing an allowed return on equity with the remainder offset by costs included in other operation and maintenance expenses, depreciation expenses, and taxes other than income taxes;

•
an increase in the capacity acquisition rider at Entergy Arkansas, as approved by the APSC, effective with the first billing cycle of December 2012, relating to the Hot Spring plant acquisition.  The net income effect of the Hot Spring plant cost recovery is limited to a portion representing an allowed return on equity on the net plant investment with the remainder offset by the Hot Spring plant costs in other operation and maintenance expenses, depreciation expenses, and taxes other than income taxes;

•	an annual base rate increase at Entergy Texas, effective July 2012, as a result of the PUCT’s order in the December 2011 rate case that was issued in September 2012; and
•
an increase in the energy efficiency rider, as approved by the APSC, effective July 2012.  Energy efficiency revenues are offset by costs included in other operation and maintenance expenses and have no effect on net income.

See Note 2 to the financial statements herein and in the Form 10-K for a discussion of rate proceedings.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

           The Grand Gulf recovery variance is primarily due to increased recovery of higher costs resulting from the Grand Gulf uprate.

The volume/weather variance is primarily due to decreased electricity usage in the second quarter 2013 compared to the same period in the prior year, including the effect of less favorable weather on residential and commercial sales.  Billed electricity usage decreased a total of 1,100 GWh, or 4%, across all customer classes.

Entergy Wholesale Commodities

Following is an analysis of the change in net revenue comparing the second quarter 2013 to the second quarter 2012:

Amount
(In Millions)

2012 net revenue	$444
Nuclear volume	(31)
Nuclear realized price changes	(7)
Other	(23)
2013 net revenue	$383

As shown in the table above, net revenue for Entergy Wholesale Commodities decreased by $61 million in the second quarter 2013 compared to the second quarter 2012 primarily due to:

•
lower volume in its nuclear fleet resulting from more unplanned and refueling outage days in 2013 compared to the same period in 2012 and the exercise of resupply options provided for in purchase power agreements whereby Entergy Wholesale Commodities may elect to supply power from another source when the plant is not running;

•
the effect of lower power prices on electricity derivative instruments that are not designated as hedges, included in Other in the table above.  See Note 8 to the financial statements herein for discussion of derivative instruments; and

•	lower energy prices, partially offset by higher capacity prices.

Following are key performance measures for Entergy Wholesale Commodities for the second quarter 2013 and 2012:

	2013	2012

Owned capacity	6,612	6,612
GWh billed	11,172	11,674
Average realized revenue per MWh	$47.36	$48.27

Entergy Wholesale Commodities Nuclear Fleet
Capacity factor	82%	85%
GWh billed	9,789	10,426
Average realized revenue per MWh	$46.40	$48.67
Refueling Outage Days:
Indian Point 2	-	1
Palisades	-	34
Pilgrim	45	-
Vermont Yankee	5	-

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Realized Revenue per MWh Trend for Entergy Wholesale Commodities Nuclear Plants

The economic downturn and negative trends in the energy commodity markets have resulted over the past few years in lower natural gas prices and lower market prices for electricity in the New York and New England power regions, which is where five of the six Entergy Wholesale Commodities nuclear power plants are located.  Entergy Wholesale Commodities’s nuclear business experienced a decrease in realized price per MWh to $50.29 in 2012 from $54.73 in 2011 and $59.16 in 2010.  As shown in the contracted sale of energy table in “Market and Credit Risk Sensitive Instruments,” Entergy Wholesale Commodities has sold forward 83% of its planned nuclear energy output for the remainder of 2013 for an expected average contracted energy price of $46 per MWh based on market prices at June 30, 2013.  In addition, Entergy Wholesale Commodities has sold forward 77% of its planned nuclear energy output for 2014 for an expected average contracted energy price of $46 per MWh based on market prices at June 30, 2013.  These near-term price trends present a challenging economic situation for the Entergy Wholesale Commodities plants.  The challenge is greater for some of these plants based on a variety of factors such as their market for both energy and capacity, their size, their contracted positions, and the investment required to maintain the safety and integrity of the plants.  If, in the future, economic conditions or regulatory activity no longer support the continued operation of a plant by Entergy it could adversely affect Entergy’s results of operations through impairment charges, increased depreciation rates, transitional costs, or accelerated decommissioning costs.  Impairment of long-lived assets and nuclear decommissioning costs, and the factors that influence these items, are both discussed in detail in the Form 10-K in “Critical Accounting Estimates.”  See also the discussion below in “Entergy Wholesale Commodities Authorizations to Operate Its Nuclear Power Plants” regarding Entergy Wholesale Commodities nuclear plant operating license and related activity.

Other Income Statement Items

Utility

Other operation and maintenance expenses increased from $522 million for the second quarter 2012 to $587 million for the second quarter 2013 primarily due to:

•
an increase of $22 million in fossil-fueled generation expenses primarily due to an overall higher scope of work done during plant outages as compared to the prior year.  Also contributing to the increase are the acquisitions of the Hot Spring plant by Entergy Arkansas and the Hinds plant by Entergy Mississippi in November 2012.  Costs related to the Hot Spring and Hinds plants are recovered through the capacity acquisition rider and power management rider, respectively, as previously discussed;

•
an increase of $14 million resulting from costs related to the generator stator incident at ANO, including an offset for expected insurance proceeds.  See “ANO Damage and Outage” below for further discussion of the incident;

•	the prior year deferral, as approved by the LPSC and the FERC, of costs related to the transition and implementation of joining the MISO RTO, which reduced 2012 expenses by $12 million; and
•
an increase of $9 million in compensation and benefits costs primarily due to a decrease in the discount rates used to determine net periodic pension and other postretirement benefit costs.  See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates" in the Form 10-K and Note 6 to the financial statements herein for further discussion of benefits costs.

Depreciation and amortization expenses increased primarily due to additions to plant in service, including the Hot Spring and Hinds plant acquisitions in 2012 and the completion of the Waterford 3 steam generator replacement project and the Grand Gulf uprate project in 2012.  Also contributing to the increase is an increase in depreciation rates as a result of the rate order approved by the PUCT in September 2012.

Interest expense increased primarily due to net debt issuances by certain of the Utility operating companies.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Entergy Wholesale Commodities

           Other expenses increased primarily due to a credit to decommissioning expense of $49 million in the second quarter 2012 resulting from a reduction in the decommissioning cost liability for a plant as a result of a revised decommissioning cost study.  See “Critical Accounting Estimates – Nuclear Decommissioning Costs” in the Form 10-K for further discussion.

Income Taxes

The effective income tax rate was 30.3% for the second quarter 2013.  The difference in the effective income tax rate for the second quarter 2013 versus the statutory rate of 35% was primarily due to lower state income taxes resulting from a state deferred tax adjustment.  Also contributing to the lower rate were book and tax differences related to the allowance for equity funds used during construction, partially offset by certain book and tax differences related to utility plant items.

The effective income tax rate was (49.2%) for the second quarter 2012. The difference in the effective income tax rate versus the statutory rate of 35% for the second quarter 2012 was related to (1) an IRS settlement on how to treat the Louisiana Act 55 Financing of the Hurricane Katrina and Hurricane Rita storm costs, as discussed further in Note 3 to the financial statements in the Form 10-K; and (2) a unanimous court decision from the U.S. Court of Appeals for the Fifth Circuit affirming an earlier decision of the U.S. Tax Court holding that Entergy was entitled to claim a credit against its U.S. tax liability for the U.K. windfall tax that it paid, both of which enabled Entergy to reverse provisions for uncertain tax positions.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Following are income statement variances for Utility, Entergy Wholesale Commodities, Parent & Other, and Entergy comparing the six months ended June 30, 2013 to the six months ended June 30, 2012 showing how much the line item increased or (decreased) in comparison to the prior period:

	Utility	Entergy Wholesale Commodities	Parent & Other (a)	Entergy
	(In Thousands)

2012 Consolidated Net Income (Loss)	$375,738	($105,192)	($46,702)	$223,844

Net revenue (operating revenue less fuel expense, purchased power, and other regulatory charges/credits)	336,688	(19,765)	4,169	321,092
Other operation and maintenance expenses	94,651	2,494	6,791	103,936
Asset impairment	-	(355,524)	-	(355,524)
Taxes other than income taxes	18,059	2,672	(28)	20,703
Depreciation and amortization	43,078	403	(60)	43,421
Other income	(8,121)	(3,040)	388	(10,773)
Interest expense	16,779	(4,839)	8,512	20,452
Other expenses	8,592	45,534	-	54,126
Income taxes	194,755	87,617	29,639	312,011

2013 Consolidated Net Income (Loss)	$328,391	$93,646	($86,999)	$335,038

(a)	Parent & Other includes eliminations, which are primarily intersegment activity.

Refer to "ENTERGY CORPORATION AND SUBSIDIARIES - SELECTED OPERATING RESULTS" for further information with respect to operating statistics.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

In the fourth quarter 2012, Entergy moved two subsidiaries from Parent & Other to the Entergy Wholesale Commodities segment to improve the alignment of certain intercompany items and income tax activity.  The prior period financial information in this Form 10-Q has been restated to reflect this change.

As discussed in more detail in Note 1 to the financial statements in the Form 10-K, results of operations for the six months ended June 30, 2012 include a $355.5 million ($223.5 million after-tax) impairment charge to write down the carrying values of Vermont Yankee and related assets to their fair values.  Also, net income for Utility for the six months ended June 30, 2012 was significantly affected by a settlement with the IRS related to the income tax treatment of the Louisiana Act 55 financing of the Hurricane Katrina and Hurricane Rita storm costs, which resulted in a reduction in income tax expense.  The net income effect was partially offset by a regulatory charge, which reduced net revenue in 2012, associated with the storm costs settlement to reflect the obligation to customers with respect to the settlement.  See Note 3 to the financial statements in the Form 10-K for additional discussion of the tax settlement and savings obligation.

Net Revenue

Utility

Following is an analysis of the change in net revenue comparing the six months ended June 30, 2013 to the six months ended June 30, 2012:

Amount
(In Millions)

2012 net revenue	$2,257
Louisiana Act 55 financing savings obligation	169
Retail electric price	118
Grand Gulf recovery	66
Volume/weather	(17)
Other	1
2013 net revenue	$2,594

The Louisiana Act 55 financing savings obligation variance results from a regulatory charge recorded in 2012 because Entergy Gulf States Louisiana and Entergy Louisiana are sharing the savings from an IRS settlement related to the uncertain tax position regarding the Hurricane Katrina and Hurricane Rita Louisiana Act 55 financing with customers.  See Note 3 to the financial statements in the Form 10-K for additional discussion of the tax settlement and savings obligation.

The retail electric price variance is primarily due to:

•
the recovery of Hinds plant costs through the power management rider at Entergy Mississippi, as approved by the MPSC, effective with the first billing cycle of 2013.  The net income effect of the Hinds plant cost recovery is limited to a portion representing an allowed return on equity on the net plant investment with the remainder offset by the Hinds plant costs in other operation and maintenance expenses, depreciation expenses, and taxes other than income taxes;

•
a formula rate plan increase at Entergy Louisiana, effective January 2013, which includes an increase relating to the Waterford 3 steam generator replacement project, which was placed in service in December 2012.  The net income effect of the formula rate plan increase is limited to a portion representing an allowed return on equity with the remainder offset by costs included in other operation and maintenance expenses, depreciation expenses, and taxes other than income taxes;

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

•
an increase in the capacity acquisition rider at Entergy Arkansas, as approved by the APSC, effective with the first billing cycle of December 2012, relating to the Hot Spring plant acquisition.  The net income effect of the Hot Spring plant cost recovery is limited to a portion representing an allowed return on equity on the net plant investment with the remainder offset by the Hot Spring plant costs in other operation and maintenance expenses, depreciation expenses, and taxes other than income taxes;

•	an annual base rate increase at Entergy Texas, effective July 2012, as a result of the PUCT’s order in the December 2011 rate case that was issued in September 2012; and
•
an increase in the energy efficiency rider, as approved by the APSC, effective July 2012.  Energy efficiency revenues are offset by costs included in other operation and maintenance expenses and have no effect on net income.

See Note 2 to the financial statements herein and in the Form 10-K for a discussion of rate proceedings.

The Grand Gulf recovery variance is primarily due to increased recovery of higher costs resulting from the Grand Gulf uprate.

The volume/weather variance is primarily due to a decrease of 496 GWh, or 1%, in weather-adjusted usage across all customer classes.  The decrease in weather-adjusted usage in the residential class was almost entirely offset by the effect of more favorable weather on residential sales in the first half of 2013 compared to the same period in the prior year.

Entergy Wholesale Commodities

Following is an analysis of the change in net revenue comparing the six months ended June 30, 2013 to the six months ended June 30, 2012:

Amount
(In Millions)

2012 net revenue	$895
Nuclear volume	(56)
Nuclear realized price changes	58
Other	(21)
2013 net revenue	$876

As shown in the table above, net revenue for Entergy Wholesale Commodities decreased by $19 million in the six months ended June 30, 2013 compared to the six months ended June 30, 2012 primarily due to:

•
lower volume in its nuclear fleet resulting from more unplanned and refueling outage days in 2013 compared to the same period in 2012 and the exercise of resupply options provided for in purchase power agreements whereby Entergy Wholesale Commodities may elect to supply power from another source when the plant is not running; and

•
the effect of lower power prices on electricity derivative instruments that are not designated as hedges, included in Other in the table above.  See Note 8 to the financial statements herein for discussion of derivative instruments.

These decreases were partially offset by higher energy and capacity prices.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Following are key performance measures for Entergy Wholesale Commodities for the six months ended June 30, 2013 and 2012:

	2013	2012

Owned capacity	6,612	6,612
GWh billed	21,559	22,955
Average realized revenue per MWh	$52.80	$48.77

Entergy Wholesale Commodities Nuclear Fleet
Capacity factor	82%	87%
GWh billed	19,035	20,264
Average realized revenue per MWh	$51.95	$49.47
Refueling Outage Days:
Indian Point 2	-	28
Indian Point 3	28	-
Palisades	-	34
Pilgrim	45	-
Vermont Yankee	27	-

Other Income Statement Items

Utility

Other operation and maintenance expenses increased from $1,012 million for the six months ended June 30, 2012 to $1,107 million for the six months ended June 30, 2013 primarily due to:

•
an increase of $29 million in fossil-fueled generation expenses primarily due to an overall higher scope of work done during plant outages as compared to the prior year.  Also contributing to the increase are the acquisitions of the Hot Spring plant by Entergy Arkansas and the Hinds plant by Entergy Mississippi in November 2012.  Costs related to the Hot Spring and Hinds plants are recovered through the capacity acquisition rider and power management rider, respectively, as previously discussed;

•
an increase of $24 million in compensation and benefits costs primarily due to a decrease in the discount rates used to determine net periodic pension and other postretirement benefit costs.  See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates" in the Form 10-K and Note 6 to the financial statements herein for further discussion of benefits costs;

•	an increase of $13 million in nuclear expenses, primarily due to higher labor costs, including higher contract labor;
•
an increase of $14 million resulting from costs related to the generator stator incident at ANO, including an offset for expected insurance proceeds.  See “ANO Damage and Outage” below for further discussion of the ANO incident; and

•	the prior year deferral, as approved by the LPSC and the FERC, of costs related to the transition and implementation of joining the MISO RTO, which reduced 2012 expenses by $10 million.

Taxes other than income taxes increased primarily due to an increase in ad valorem taxes resulting from a higher 2013 assessment as compared to 2012 as well as an increase in local franchise taxes resulting from higher residential and commercial revenues as compared with prior year.

Depreciation and amortization expenses increased primarily due to additions to plant in service, including the Hot Spring and Hinds plant acquisitions in 2012 and the completion of the Waterford 3 steam generator replacement project and the Grand Gulf uprate project in 2012.  Also contributing to the increase is an increase in depreciation rates as a result of the rate order approved by the PUCT in September 2012.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Interest expense increased primarily due to net debt issuances by certain of the Utility operating companies.

Entergy Wholesale Commodities

The asset impairment variance is due to a $355.5 million ($223.5 million after-tax) impairment charge recorded in first quarter 2012 to write down the carrying values of Vermont Yankee and related assets to their fair values.  See Note 1 to the financial statements in the Form 10-K for further discussion of this charge.

Other expenses increased primarily due to a credit to decommissioning expense of $49 million in the second quarter 2012 resulting from a reduction in the decommissioning cost liability for a plant as a result of a revised decommissioning cost study.  See “Critical Accounting Estimates – Nuclear Decommissioning Costs” in the Form 10-K for further discussion.

Income Taxes

The effective income tax rate was 36.2% for the six months ended June 30, 2013.  The difference in the effective income tax rate for the six months ended June 30, 2013 versus the statutory rate of 35% was primarily due to certain book and tax differences related to utility plant items, partially offset by book and tax differences related to the allowance for equity funds used during construction and lower state income taxes resulting from a state deferred tax adjustment.

The effective income tax rate was (120.6%) for the six months ended June 30, 2012.  The difference in the effective income tax rate versus the statutory rate of 35% for the six months ended June 30, 2012 was related to (1) an IRS settlement on how to treat the Louisiana Act 55 Financing of the Hurricane Katrina and Hurricane Rita storm costs, as discussed further in Note 3 to the financial statements in the Form 10-K; and (2) a unanimous court decision from the U.S. Court of Appeals for the Fifth Circuit affirming an earlier decision of the U.S. Tax Court holding that Entergy was entitled to claim a credit against its U.S. tax liability for the U.K. windfall tax that it paid, both of which enabled Entergy to reverse provisions for uncertain tax positions.

Plan to Spin Off the Utility’s Transmission Business

See the Form 10-K for a discussion of Entergy’s plan to spin off its transmission business and merge it with a newly formed subsidiary of ITC Holdings Corp.  On April 16, 2013, the ITC shareholders approved the ITC merger proposals.  On June 28, 2013, Entergy and ITC mutually agreed to extend the term of the Merger Agreement to December 31, 2013.  Pursuant to the Merger Agreement, and subject to the terms and conditions set forth therein, Entergy will distribute the TransCo common units to its shareholders, excluding any TransCo common units contributed to an exchange trust if Entergy makes the exchange trust election.  At Entergy’s election, it may distribute the TransCo common units by means of a pro rata dividend in a spin-off or pursuant to an exchange offer in a split-off, or a combination of a split-off and a spin-off (the Distribution).  On July 24, 2013, Mid South TransCo LLC (TransCo) filed a registration statement with the SEC on Forms S-1/S-4 under which the Distribution would occur by means of a combination of a split-off and a spin-off.

Filings with Retail Regulators

See the Form 10-K for a discussion of the applications that each of the Utility operating companies has filed with their respective retail regulators seeking approval for the proposal to spin off and merge the transmission business with ITC.

In each retail jurisdiction, the Utility operating companies and ITC have offered certain commitments for consideration should the retail regulators deem it appropriate to impose conditions on the approval of the transaction, including a commitment to mitigate certain effects on customer rates for a period of at least five years.  In the offered commitments, the Utility operating companies and ITC proposed an initial five-year period of wholesale rate discounts and retail bill credits totaling $127.5 million for Entergy Arkansas customers, $45.6 million for Entergy Gulf States Louisiana customers, $56.2 million for Entergy Louisiana customers, $70.8 million for Entergy Mississippi customers, $20.0 million for Entergy New Orleans customers, and $67.0 million for Entergy Texas

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

customers.  The share of the rate mitigation to be borne will vary by Utility operating company, but the Utility is expected to bear, on an aggregate basis, over the initial five-year period, approximately 65 to 70% of the wholesale rate discounts and retail bill credits, with ITC expected to bear the remainder.  Following the first five years after closing of the transaction, the economic and performance benefits of ITC’s ownership will be measured and verified by an independent auditor to determine if they offset the ownership cost increase resulting from ITC’s weighted average cost of capital.  If the benefits exceed such costs, rate mitigation will cease.  If they do not, wholesale rate discounts and retail bill credits will continue until they do.

In addition, the Utility operating companies have offered the following additional retail bill credits to address the effects of moving to a forward test year: $6.9 million for Entergy Arkansas customers, $5.4 million for Entergy Gulf States Louisiana customers, $7.2 million for Entergy Louisiana customers, $6.7 million for Entergy Mississippi customers, $0.4 million for Entergy New Orleans customers, and $13.1 million for Entergy Texas customers.  Lastly, Entergy Texas customers will also experience net avoided costs of $10.0 million due to the effects of eliminating transmission cost allocation under the Entergy System Agreement.  Entergy Gulf States Louisiana and Entergy Louisiana customers will also experience net avoided costs of $4.1 million and $12.2 million, respectively, due to the effects of both eliminating transmission cost allocation under the Entergy System Agreement and moving to MISO’s transmission pricing zone structure.

These offered commitments may change as the regulatory proceedings evolve.

In April 2013, the LPSC staff, APSC staff, and other parties filed testimony in the proceedings pending at the LPSC and APSC, respectively, identifying concerns with the proposed transaction and concluding that the transaction in its current form does not satisfy the applicable criteria for approval.  The LPSC staff testimony also included a comprehensive set of conditions should the LPSC determine that the transaction is in the public interest.  Conditions were also recommended by the Arkansas Attorney General should the APSC consider approving the transaction.  In April and May 2013, various parties and the PUCT staff respectively filed testimony in the PUCT proceeding identifying concerns with the proposed transaction and concluding that the transaction in its current form does not satisfy the applicable criteria for approval.  Certain parties also included a comprehensive set of conditions should the PUCT determine that the transaction is in the public interest.   In May 2013 the City Council advisors filed testimony identifying concerns with the proposed transaction and concluding that the transaction in its current form does not satisfy the applicable criteria for approval.   In June 2013 the MPSC staff and other parties filed testimony in the MPSC proceeding identifying concerns with the proposed transaction and concluding that the transaction in its current form does not satisfy the applicable criteria for approval.   The MPSC staff also included a comprehensive set of conditions should the MPSC determine that the transaction is in the public interest.

The PUCT hearing on the joint application was held before the ALJs in May 2013.  On July 8, 2013, the ALJs issued a proposal for decision that recommended the denial of the joint application.  The ALJs further recommended that if the PUCT approved the joint application, that the PUCT impose certain conditions on Entergy Texas and ITC.  Exceptions to the proposal for decision were filed in July 2013, and the PUCT is expected to rule on the joint application in August 2013.

The APSC postponed a previously-scheduled July 9, 2013 hearing, which has been rescheduled for September 2013, to allow the parties to pursue more details regarding the rate mitigation commitments described above.  LPSC hearings were held in July 2013 and post-hearing briefs will be submitted in August 2013.  At its July 31, 2013 meeting the LPSC also voted to allow a 45-day discovery period regarding the mitigation commitments offered by the Utility operating companies and ITC.  The MPSC postponed a previously-scheduled August 2013 hearing, and will instead consider the matter based on the submission of pre-filed evidence after briefing concludes in August 2013.  The City Council modified its procedural schedule, with an evidentiary hearing scheduled to commence on August 27, 2013 and certification of the record to the City Council no later than September 6, 2013.

Because Entergy Arkansas also owns limited transmission facilities in Missouri, on February 14, 2013, Entergy Arkansas, ITC, and certain other related parties filed, out of an abundance of caution, a joint application with the Missouri Public Service Commission related to the transaction, although the Missouri Public Service Commission is not a retail regulator of Entergy Arkansas.  On April 18, 2013, the Missouri Public Service Commission consolidated for purposes of a hearing, in June 2013, Entergy

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Arkansas’s separate MISO case that is related to Entergy Arkansas’s notice of its intent to integrate into MISO with the Entergy and ITC case that is related to the proposal to spin off and merge the transmission business with ITC.  The hearing before the Missouri Public Service Commission took place in June 2013, and post-hearing briefs were filed in July and early August 2013.  It is anticipated that the matter will be submitted to the Missouri Public Service Commission in August 2013.

Filings with the FERC

See the Form 10-K for a discussion of the series of filings with the FERC made by Entergy, ITC, and certain of their subsidiaries to obtain regulatory approvals related to the proposed transfer to ITC subsidiaries of the transmission assets owned by the Utility operating companies.

On September 24, 2012, ITC and Entergy filed a joint application with the FERC seeking all necessary approvals under sections 203 and 205 of the Federal Power Act and the necessary declaration under section 305(a) of the Federal Power Act.   On June 20, 2013, the FERC issued an order authorizing the transactions under section 203 of the Federal Power Act, and also issued a declaration that section 305(a) of the Federal Power Act is not implicated by the transactions because the concerns underlying section 305(a) of the Federal Power Act are not present in the transactions. The FERC order also stated that the exchange trust election will not undermine or interfere with the independence of ITC.  The FERC order rejected, without prejudice, the request to extend by six months the deadline for new employees of ITC to dispose of their Entergy common stock.

The FERC issued a separate order on June 20, 2013, addressing the rate formula proposed by ITC in the September 24, 2012 application, as well as certain ancillary agreements also submitted for FERC’s approval with the application.  In that order, the FERC summarily approved certain aspects of ITC’s rate proposal, such as the 12.38% return on equity, a capital structure of 60% equity/40% debt, and use of a forward-looking formula rate.  However, the FERC found that other aspects of the rate proposal raised issues of material fact that cannot be resolved based on the record before the FERC, and thus ordered hearing and settlement judge procedures.  The FERC also accepted certain transaction-related agreements for filing, but included the transition services agreements and certain other ancillary agreements in the ordered hearing and settlement judge procedures.  The FERC consolidated the issues set for hearing and settlement judge procedures with two other Section 205 proceedings related to the transactions: (1) a proposed ratemaking treatment for certain pension and post-retirement welfare plan costs that relate to the Entergy employees that will become employees of ITC; and (2) the Attachment O formula rate templates filed by Entergy Services, on behalf of the Utility operating companies, on February 15, 2013, which includes the basis for the initial charges to be collected by the new operating subsidiaries of ITC post-closing, as well as the rates proposed to apply under the MISO Tariff in the event the transactions fail to close and Entergy retains its transmission assets.

On June 20, 2013, the FERC also issued an order accepting MISO’s proposed amendment to the MISO Tariff to enable the integration of the new ITC Operating Companies’ transmission facilities into MISO prior to the Utility operating companies becoming market participants in MISO.  In addition, on June 20, 2013, the FERC issued an order accepting Entergy Services’s application under the Federal Power Act section 205 to cancel System Agreement Service Schedule MSS-2 (Transmission Equalization) effective upon closing of the ITC transaction.

In October 2012, Entergy, ITC, and certain subsidiaries submitted filings with the FERC to obtain regulatory approvals under Federal Power Act section 204 for the various financings being undertaken as part of the transaction.  On May 16, 2013, the FERC issued an order authorizing the proposed financings for the ITC Transaction under Federal Power Act section 204 subject to the closing of the transaction.

Other Filings

In July 2012, Entergy Corporation submitted a request to the Internal Revenue Service seeking a private letter ruling substantially to the effect that certain requirements for the tax-free treatment of the distribution of the transmission business are met.  In May 2013, Entergy obtained IRS rulings regarding the tax-free treatment of certain aspects of the transactions.  While the May 2013 IRS rulings provide sufficient guidance for Entergy to execute the spin-merge in a tax-free manner, Entergy expects to request additional IRS rulings regarding certain other aspects of the transactions during the third quarter of 2013.  In September 2012, Entergy submitted an application to the NRC for approval of certain nuclear plant license transfers and amendments as part of the steps to complete the spin-off and merger.  In May 2013, the NRC issued orders approving the license transfers and amendments.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Entergy Wholesale Commodities Authorizations to Operate Its Nuclear Power Plants

See the Form 10-K for a discussion of the NRC operating licenses for Indian Point 2 and Indian Point 3 and the NRC license renewal applications in process for these plants.  Following are two updates to the discussion regarding the NRC proceedings.  First, in July 2013 Entergy filed a motion to dismiss Riverkeeper’s Endangered Species Act contention on the ground that the NRC Staff’s issuance of the supplemental FSEIS in June 2013 rendered that contention moot.  Second, the original expiration date of the NRC license for Indian Point Unit 2 is September 28, 2013.  That license will be extended by law under “timely renewal,” which is a federal statutory rule of general applicability providing for extension of a license for which a renewal application has been timely filed with the licensing agency.  The Indian Point license renewal application qualifies for timely renewal protection because it met NRC regulatory standards for timely filing.

The New York State Department of Environmental Conservation (NYSDEC) has taken the position that Indian Point must obtain a new state-issued Clean Water Act Section 401 water quality certification as part of the license renewal process.  Entergy submitted its application for a water quality certification to the NYSDEC in April 2009, with a reservation of rights regarding the applicability of Section 401 in this case.  After Entergy submitted certain additional information in response to NYSDEC requests for additional information, in February 2010 the NYSDEC staff determined that Entergy’s water quality certification application was complete.  In April 2010 the NYSDEC staff issued a proposed notice of denial of Entergy’s water quality certification application (the Notice).  NYSDEC staff’s Notice triggered an administrative adjudicatory hearing before NYSDEC ALJs on the proposed Notice.  The NYSDEC staff decision does not restrict Indian Point operations, but the issuance of a certification is potentially required prior to NRC issuance of renewed unit licenses.  In June 2011, Entergy filed notice with the NRC that the NYSDEC, the agency that would issue or deny a water quality certification for the Indian Point license renewal process, has taken longer than one year to take final action on Entergy’s application for a water quality certification and, therefore, has waived its opportunity to require a certification under the provisions of Section 401 of the Clean Water Act.  The NYSDEC has notified the NRC that it disagrees with Entergy’s position and does not believe that it has waived the right to require a certification.  The NYSDEC ALJs overseeing the agency’s certification adjudicatory process stated in a ruling issued in July 2011 that while the waiver issue is pending before the NRC, the NYSDEC hearing process will continue on selected issues.  The judges held a Legislative Hearing (agency public comment session) and an Issues Conference (pre-trial conference) in July 2010.  Issue-by-issue hearings before the NYSDEC ALJs began in October 2011 and are expected to continue, on an episodic basis, into 2014 and perhaps longer.    After hearings and briefing on all issues, the ALJs will issue a recommended decision to the Commissioner or his delegate, who will then issue the final agency decision.  A party to the proceeding can appeal the decision of the Commissioner to state court.

In addition, the consistency of Indian Point’s operations with New York State’s coastal management policies must be resolved to the extent required by the Coastal Zone Management Act (CZMA).  Entergy has undertaken three independent initiatives to resolve CZMA issues.  First, on July 24, 2012, Entergy filed a supplement to the Indian Point license renewal application currently pending before the NRC.  The supplement states that, based on applicable federal law and in light of prior reviews by the State of New York, the NRC may issue the requested renewed operating licenses for Indian Point without the need for an additional consistency review by the State of New York under the CZMA.  On July 30, 2012, Entergy filed a motion for declaratory order with the ASLB seeking confirmation of its position that no further CZMA consistency determination is required before the NRC may issue renewed licenses.  On April 5, 2013, the State of New York and Riverkeeper filed answers opposing Entergy’s motion.  The State of New York also filed a cross-motion for declaratory order seeking confirmation that Indian Point had not been previously reviewed, and that only the New York State Department of State (NYSDOS) could conduct a CZMA review for NRC license renewal purposes.  On April 15, 2013, the NRC Staff filed answers recommending the ASLB deny both Entergy’s and the State of New York’s motions for declaratory order.  On June 12, 2013, the ASLB denied Entergy’s and the State of New York’s motions, without prejudice, on the ground that consultation on the matter of previous review among the NRC, Entergy (as applicant), and the State of New York had not taken place, as the ASLB determined to be required.  There is no prescribed schedule or deadline for the consultation process.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Second, Entergy filed with the NYSDOS on November 7, 2012 a petition for declaratory order that Indian Point is grandfathered under either of two criteria prescribed by the New York Coastal Management Program (NYCMP), which sets forth the state coastal policies applied in a CZMA consistency review.   NYSDOS denied the motion by order dated January 9, 2013.  Entergy filed a petition for judicial review of NYSDOS’s decision with the New York State Supreme Court for Albany County on March 13, 2013.  NYSDOS’s opposition was filed on May 10, 2013.  Entergy’s reply was filed June 7, 2013.  Oral argument has been scheduled before the New York State Supreme Court for Albany County for September 18, 2013.  It is uncertain when the court will act on the petition for review.  The losing party may file an appeal as of right with the next level state appellate court.

Third, on December 17, 2012, Entergy filed with NYSDOS a consistency determination explaining why Indian Point satisfies all applicable NYCMP policies.  Entergy included in the consistency determination a “reservation of rights” clarifying that Entergy does not concede NYSDOS’s right to conduct a new CZMA review for Indian Point.    The six-month federal deadline for state decision on a consistency determination runs from the date the submission is complete.  On January 16, 2013, NYSDOS notified Entergy that it deemed the consistency determination incomplete because it did not include the final version of a further supplement to the Final Supplemental Environmental Impact Statement that was targeted for subsequent issuance by NRC staff.  On June 28, 2013, NYSDOS notified Entergy that NYSDOS had received a copy of the final version of the Final Supplement Environmental Impact Statement on June 20, 2013, and that NYSDOS’s review of the Indian Point consistency determination had begun on June 20, 2013.

ANO Damage and Outage

On March 31, 2013, during a scheduled refueling outage at ANO 1, a contractor-owned and operated heavy-lifting apparatus collapsed while moving the generator stator out of the turbine building.  The collapse resulted in the death of an ironworker and injuries to several other contract workers, caused ANO 2 to shut down, and damaged the ANO turbine building.  The turbine building serves both ANO 1 and 2 and is a non-radiological area of the plant.  Entergy Arkansas is in the process of repairing this damage and readying ANO 1 to return to operation.  ANO 2 reconnected to the grid on April 28, 2013.  Restoration and restart efforts with respect to ANO 1 are ongoing and are expected to be complete before September 30, 2013.  The total cost of assessment, restoration of off-site power, site restoration, debris removal, and replacement of damaged property and equipment is currently estimated to be in the range of $95 million to $120 million.   This estimate may change through the conclusion of restoration activities.  In addition, Entergy Arkansas incurred replacement power costs for ANO 2 power during its outage and is incurring incremental replacement power costs for ANO 1 power because the outage extended beyond the originally-planned duration of the refueling outage.  Each of the Utility operating companies has recovery mechanisms in place designed to recover its prudently-incurred fuel and purchased power costs.

Entergy Arkansas is assessing its options for recovering damages that resulted from the stator drop, including its insurance coverage and legal action.  Entergy is a member of Nuclear Electric Insurance Limited (NEIL), a mutual insurance company that provides property damage coverage to the members’ nuclear generating plants, including ANO.  NEIL has notified Entergy that it believes that a $50 million course of construction sublimit applies to any loss associated with the lifting apparatus failure and stator drop at ANO.  Entergy has responded that it disagrees with NEIL's position and is evaluating its options for enforcing its rights under the policy.  On July 12, 2013, Entergy Arkansas filed a complaint in the Circuit Court in Pope County, Arkansas against the owner of the heavy-lifting apparatus that collapsed, an engineering firm, a general contractor, and certain individuals asserting claims of breach of contract, negligence, and gross negligence in connection with their responsibility for the stator drop.

In the second quarter 2013, Entergy Arkansas recorded an insurance receivable of $50 million based on the minimum amount that it expects to receive from NEIL.  This $50 million receivable completely offset the approximately $41 million of capital spending and also offset approximately $9 million of the operation and maintenance expense incurred for the recovery through June 30, 2013.  Entergy Arkansas has incurred approximately $14 million in operation and maintenance expense in excess of its insurance receivable as of June 30, 2013.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Human Capital Management Strategic Imperative

Entergy is engaged in a strategic imperative that is intended to optimize the organization through a process known as human capital management.  In July 2013, management completed a comprehensive review of Entergy’s organization design and processes.  This effort resulted in a new internal organization structure, which management expects to result in the elimination of approximately 800 employee positions.  One-time costs associated with this phase of human capital management, primarily implementation costs, severance expenses, and the one-time effect on benefit plan expense, are expected to be in the range of $145 to $185 million.  The majority of these costs are expected to be incurred by the end of 2013.

Entergy Solutions District Energy Sales Agreement

Entergy Solutions District Energy, a business wholly-owned by Entergy in the Entergy Wholesale Commodities segment, owns and operates district energy assets serving the business districts in Houston and New Orleans.  In August 2013, Entergy signed agreements to sell Entergy Solutions District Energy for approximately $130 million, subject to adjustments.  Entergy Solutions District Energy’s book value as of June 30, 2013 was approximately $90 million.  The sale is expected to close in 2013.

Liquidity and Capital Resources

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy’s capital structure, capital expenditure plans and other uses of capital, and sources of capital.  Following are updates to that discussion.

Capital Structure

Entergy’s capitalization is balanced between equity and debt, as shown in the following table.

	June 30, 2013	December 31, 2012

Debt to capital	59.0%	58.7%
Effect of excluding the securitization bonds	(1.7%)	(1.8%)
Debt to capital, excluding securitization bonds (a)	57.3%	56.9%
Effect of subtracting cash	(0.6%)	(1.1%)
Net debt to net capital, excluding securitization bonds (a)	56.7%	55.8%

(a)	Calculation excludes the Arkansas, Louisiana, and Texas securitization bonds, which are non-recourse to Entergy Arkansas, Entergy Louisiana, and Entergy Texas, respectively.

Net debt consists of debt less cash and cash equivalents.  Debt consists of notes payable and commercial paper, capital lease obligations, and long-term debt, including the currently maturing portion.  Capital consists of debt, common shareholders’ equity, and subsidiaries’ preferred stock without sinking fund.  Net capital consists of capital less cash and cash equivalents.  Entergy uses the debt to capital ratios excluding securitization bonds in analyzing its financial condition and believes they provide useful information to its investors and creditors in evaluating Entergy’s financial condition because the securitization bonds are non-recourse to Entergy, as more fully described in Note 5 to the financial statements in the Form 10-K.  Entergy also uses the net debt to net capital ratio excluding securitization bonds in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy’s financial condition because net debt indicates Entergy’s outstanding debt position that could not be readily satisfied by cash and cash equivalents on hand.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Entergy Corporation has in place a credit facility that has a borrowing capacity of $3.5 billion and expires in March 2018.  Entergy Corporation has the ability to issue letters of credit against 50% of the total borrowing capacity of the facility.  Following is a summary of the borrowings outstanding and capacity available under the facility as of June 30, 2013:

Capacity (a)	Borrowings	Letters of Credit	Capacity Available
(In Millions)

$3,500	$190	$8	$3,302

(a)	The capacity decreases to $3,490 million in March 2017.

A covenant in Entergy Corporation’s credit facility requires Entergy to maintain a consolidated debt ratio of 65% or less of its total capitalization.  The calculation of this debt ratio under Entergy Corporation’s credit facility is different than the calculation of the debt to capital ratio above.  Entergy is currently in compliance with the covenant.  If Entergy fails to meet this ratio, or if Entergy or one of the Utility operating companies (except Entergy New Orleans) defaults on other indebtedness or is in bankruptcy or insolvency proceedings, an acceleration of the facility’s maturity date may occur.  See Note 4 to the financial statements for additional discussion of the Entergy Corporation credit facility and discussion of the Registrant Subsidiaries’ credit facilities.

See Note 4 to the financial statements for additional discussion of the Entergy Corporation commercial paper program.  As of June 30, 2013, Entergy Corporation had $948 million of commercial paper outstanding.  In July 2013 the Board increased the commercial paper program limit to $1.5 billion.

Capital Expenditure Plans and Other Uses of Capital

See the table and discussion in the Form 10-K under "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources - Capital Expenditure Plans and Other Uses of Capital," that sets forth the amounts of planned construction and other capital investments by operating segment for 2013 through 2015.  As discussed in the Form 10-K, the planned amounts disclosed in the Form 10-K do not include costs for the capital projects that might result from the NRC’s post-Fukushima requirements.  The current preliminary cost estimate for post-Fukushima requirements is approximately $265 million for Utility, including approximately $230 million in capital and approximately $35 million in one-time operation and maintenance expenses, and approximately $345 million for Entergy Wholesale Commodities, including approximately $290 million in capital and approximately $55 million in one-time operation and maintenance expenses.  These costs are expected to be incurred over the 2012 through 2018 time period, and do not include any amounts for filtered vents, for which the NRC initiated a rulemaking in first quarter 2013, or any future NRC requirements (e.g., Tier 2 and 3 activities).  Also, Entergy now expects a delay in the spending associated with potential wedgewire screens at the Indian Point site from the timing reflected in the amounts in the table in the Form 10-K.

Dividends

Declarations of dividends on Entergy’s common stock are made at the discretion of the Board.  Among other things, the Board evaluates the level of Entergy’s common stock dividends based upon Entergy’s earnings, financial strength, and future investment opportunities.  At its July 2013 meeting, the Board declared a dividend of $0.83 per share, which is the same quarterly dividend per share that Entergy has paid since second quarter 2010.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Cash Flow Activity

As shown in Entergy’s Consolidated Statements of Cash Flows, cash flows for the six months ended June 30, 2013 and 2012 were as follows:

	2013	2012
	(In Millions)

Cash and cash equivalents at beginning of period	$533	$694

Cash flow provided by (used in):
Operating activities	1,116	1,188
Investing activities	(1,305)	(1,500)
Financing activities	(33)	(99)
Net decrease in cash and cash equivalents	(222)	(411)

Cash and cash equivalents at end of period	$311	$283

Operating Activities

Net cash provided by operating activities decreased by $72 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 primarily due to:

•	higher deferred fuel refunds in 2013 compared to the same period in prior year;
•	an increase of $54 million in spending on nuclear refueling outages in 2013 compared to the same period in prior year;
•	an increase of $46 million in income tax payments;
•	approximately $36 million in storm restoration spending in 2013 resulting from the Arkansas December 2012 Winter storm and Hurricane Isaac; and
•	approximately $25 million in spending related to the generator stator incident at ANO, as discussed previously.

These decreases in cash flow were partially offset by:

•	higher Utility net revenues in 2013 resulting from additional generation investments made in 2012;
•
a decrease of $54 million in pension contributions.  See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates" in the Form 10-K and Note 6 to the financial statements herein for a discussion of qualified pension and other postretirement benefits funding;

•
proceeds of $34 million received from the U.S. Department of Energy in April 2013 resulting from litigation regarding the storage of spent nuclear fuel.  The litigation is discussed in more detail in Part II, Item 5, “Spent Nuclear Fuel”; and

•
a refund of $31 million, including interest, paid to AmerenUE in June 2012.  The FERC ordered Entergy Arkansas to refund to AmerenUE the rough production cost equalization payments previously collected.  See Note 2 to the financial statements in the Form 10-K for further discussion of the FERC order.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Investing Activities

Net cash used in investing activities decreased by $195 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 primarily due to:

•
the withdrawal of a total of $260 million from storm reserve escrow accounts, primarily by Entergy Gulf States Louisiana and Entergy Louisiana, in 2013 after Hurricane Isaac.  See Note 2 to the financial statements herein and in the Form 10-K for a discussion of Hurricane Isaac;

•
a decrease in nuclear fuel purchases because of variations from year to year in the timing and pricing of fuel reload requirements, material and services deliveries, and the timing of cash payments during the nuclear fuel cycle; and

•
a slight decrease in construction expenditures, primarily in the Utility business, resulting from spending in 2012 on the uprate project at Grand Gulf, substantially offset by storm restoration spending in 2013 resulting from the Arkansas December 2012 Winter storm and Hurricane Isaac, spending in 2013 on Ninemile 6 self-build project, and spending in 2013 related to the generator stator incident at ANO, as discussed previously.

The decrease was partially offset by a change in collateral deposit activity, reflected in the “Decrease (increase) in other investments” line on the Consolidated Statement of Cash Flows, as Entergy returned net deposits of $34 million in 2013 and received net deposits of $51 million in 2012.  Entergy Wholesale Commodities’s forward sales contracts are discussed in the Market and Credit Risk Sensitive Instruments section below.

Financing Activities

Net cash used in financing activities decreased by $66 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 primarily due to the following activity:

•
long-term debt activity using approximately $36 million of cash in 2013 compared to providing $125 million of cash in 2012.  Included in the long-term debt activity in 2013 is $605 million repayment of borrowings on the Entergy Corporation long-term credit facility.  Entergy Corporation issued $283 million of commercial paper in 2013, in part,  to repay borrowings on its long-term credit facility; and

•	$51 million in proceeds from the sale to a third party in 2012 of a portion of Entergy Gulf States Louisiana’s investment in Entergy Holdings Company’s Class A preferred membership interests.

For details of long-term debt activity and Entergy's commercial paper program in 2013 see Note 4 to the financial statements herein.

Rate, Cost-recovery, and Other Regulation

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Rate, Cost-recovery, and Other Regulation" in the Form 10-K for discussions of rate regulation, federal regulation, and related regulatory proceedings.

State and Local Rate Regulation and Fuel-Cost Recovery

See Note 2 to the financial statements herein for updates to the discussion in the Form 10-K regarding these proceedings.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Federal Regulation

See the Form 10-K for a discussion of federal regulatory proceedings.  Following are updates to that discussion.

System Agreement

Utility Operating Company Notices of Termination of System Agreement Participation

As discussed in the Form 10-K, in February 2009, Entergy Arkansas and Entergy Mississippi filed with the FERC their notices of cancellation to terminate their participation in the System Agreement, effective December 18, 2013 and November 7, 2015, respectively.  In November 2009 the FERC accepted the notices of cancellation and determined that Entergy Arkansas and Entergy Mississippi are permitted to withdraw from the System Agreement following the 96-month notice period without payment of a fee or the requirement to otherwise compensate the remaining Utility operating companies as a result of withdrawal.  In February 2011, the FERC denied the LPSC’s and the City Council’s rehearing requests.  In September and October 2012, the U.S. Court of Appeals for the D.C. Circuit denied the LPSC’s and the City Council’s appeals of the FERC decisions.  In January 2013, the LPSC and the City Council filed a petition for a writ of certiorari with the U.S. Supreme Court.  On May 13, 2013, U.S. Supreme Court denied the petition for a writ of certiorari filed by the LPSC and the City Council seeking review of the D.C. Circuit’s decision to affirm the FERC’s orders accepting the notices of cancellation filed by Entergy Arkansas and Entergy Mississippi and determining that Entergy Arkansas and Entergy Mississippi are permitted to withdraw from the System Agreement following the 96-month notice period without payment of a fee or the requirement to otherwise compensate the remaining Utility operating companies as a result of withdrawal.

In November 2012 the Utility operating companies filed amendments to the System Agreement with the FERC pursuant to section 205 of the Federal Power Act.  The LPSC, MPSC, PUCT, and City Council filed protests at the FERC regarding the amendments and other aspects of the Utility operating companies’ future operating arrangements, including requests that the continued viability of the System Agreement in MISO (among other issues) be set for hearing by the FERC.  On March 12, 2013, the Utility operating companies filed an answer to the protests.  The answer proposed, among other things, that: (1) the FERC allow the System Agreement revisions to go into effect as of December 19, 2013, without a hearing and for an initial two-year transition period; (2) no later than October 18, 2013, Entergy Services submit a filing pursuant to section 205 of the Federal Power Act that provides Entergy Texas’s notice of cancellation to terminate participation in the System Agreement and responds to the PUCT’s position that Entergy Texas be allowed to terminate its participation prior to the end of the mandatory 96-month notice period; and (3) at least six months prior to the end of the two-year transition period, Entergy Services submits an additional filing under section 205 of the Federal Power Act that addresses the allocation of MISO charges and credits among the Utility operating companies that remain in the System Agreement.  Prior to the filing to be made no later than October 18, 2013, Entergy Services, Entergy Texas, and Entergy will exercise reasonable best efforts to engage the Utility operating companies and their retail regulators in searching for a consensual means of allowing Entergy Texas to exit the System Agreement prior to the end of the mandatory 96-month notice period.  If a consensual resolution is reached on such early termination, the filing will reflect such a resolution.  The matter remains pending at the FERC.

Entergy’s Proposal to Join MISO

See the Form 10-K for a discussion of the Utility operating companies’ proposal to join MISO.  Following are updates to that discussion.

On April 8, 2013, the APSC issued an order resolving the outstanding issues in Entergy Arkansas’s change of control docket and granted Entergy Arkansas’s application subject to the conditions set forth in the APSC’s October 2012 order.  On May 23, 2013, the FERC issued an order accepting the changes to Appendix K of the MISO Transmission Owners Agreement proposed by MISO and a majority of the MISO transmission owners to implement MISO governance enhancements consistent with the APSC’s October 2012 order.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Because Entergy Arkansas also owns limited transmission facilities in Missouri, on February 14, 2013, Entergy Arkansas, ITC, and certain other related parties filed, out of an abundance of caution, a joint application with the Missouri Public Service Commission related to the transaction, although the Missouri Public Service Commission is not a retail regulator of Entergy Arkansas.  On April 18, 2013, the Missouri Public Service Commission consolidated for purposes of a hearing in June 2013 Entergy Arkansas’s separate MISO case that is related to Entergy Arkansas’s notice of its intent to integrate into MISO with the Entergy and ITC case that is related to the proposal to spin off and merge the transmission business with ITC.  The hearing before the Missouri Public Service Commission took place in June 2013, and post-hearing briefs were filed in July and early August 2013.  It is anticipated that the matter will be submitted to the Missouri Public Service Commission in August 2013.

On January 23, 2013, Entergy Arkansas filed a Motion to Discontinue Activities Necessary to Operate as a True Stand-Alone Electric Utility, with supporting testimony, in which Entergy Arkansas requested an order from the APSC authorizing it to drop the stand-alone option by March 1, 2013.  On April 8, 2013, the APSC issued an order granting Entergy Arkansas’s motion.

On April 3, 2013, the PUCT staff filed a study performed by its independent consultant assessing Entergy Texas’s January 2013 updated analysis of the effect of termination of certain power purchase agreements on Entergy Texas’s costs upon Entergy Texas’s exit from the System Agreement.  While the independent consultant study concluded that the adjustments made in Entergy Texas’s updated analysis were analytically correct, the consultant also recommended further study regarding the effect of the termination of the power purchase agreements on the benefits associated with Entergy Texas joining MISO.  On April 5, 2013, Entergy Texas filed a response to the consultant study, noting a number of errors in the analysis and recommending against any further study of this matter.  Entergy Texas has agreed to fund further analysis, which will be performed by a different independent consultant for the PUCT, regarding the effects of termination of these purchased power agreements.

In April 2012 the FERC conditionally accepted MISO’s proposal related to the allocation of transmission upgrade costs in connection with the transition and integration of the Utility operating companies into MISO.  In November 2012 the FERC issued an order denying the requests for rehearing of the April 2012 order, and conditionally accepting MISO’s May 2012 compliance filing, subject to a further compliance filing due within 30 days of the date of the November 2012 Order.  In December 2012, MISO and the MISO Transmission Owners submitted to FERC a request for rehearing and proposed revisions to the MISO Tariff in compliance with FERC’s November 2012 order.   On July 11, 2013, the FERC issued an order conditionally accepting MISO’s compliance filing and granting in part and denying in part the request for rehearing.

On February 15, 2013, Entergy Services, on behalf of the Utility operating companies, made a filing with the FERC requesting to adopt the standard Attachment O formula rate template used by transmission owners to establish transmission rates within MISO.  The filing proposed four transmission pricing zones for the Utility operating companies, one for Entergy Arkansas, one for Entergy Mississippi, one for Entergy Texas, and one for Entergy Louisiana, Entergy Gulf States Louisiana, and Entergy New Orleans.  On June 20, 2013, the FERC issued an order accepting the use of four transmission pricing zones, consolidated the proposed revisions to the Attachment O templates in this proceeding with certain other proceedings related to the ITC transaction, and set for hearing and settlement judge procedures those issues of material fact that FERC decided could not be resolved based on the existing record.  Several parties, including the City Council, filed requests for rehearing of the June 2013 order.

Also on February 15, 2013, MISO and Entergy Arkansas and Entergy Mississippi filed with the FERC proposed revisions to Attachment P of the MISO Tariff, to list the existing transmission and related agreements between each of Entergy Arkansas and Entergy Mississippi and each of their counterparties as grandfathered agreements.  On May 31, 2013, the FERC issued an order accepting the proposed revisions, effective December 19, 2013, as requested.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

On March 28, 2013, the FERC issued an order conditionally accepting MISO’s proposed tariff changes related to the allocation of long-term transmission rights and auction revenue rights, subject to a further compliance filing.  The amendments are intended to address the anticipated integration of the Utility operating companies, as well as other load-serving entities and transmission-owning utilities, into the MISO RTO.  On April 29, 2013, MISO made the required compliance filing.

FERC Reliability Standards Investigation

On March 19, 2013, the FERC issued an order approving a settlement between Entergy Services and the FERC Enforcement Staff (the Staff) arising from the Staff’s November 20, 2012 “Notice of Alleged Violations” which stated that the Staff had concluded that Entergy Services’s practices in certain areas violated various requirements of the North American Electric Reliability Corporation reliability standards.  Under the terms of the settlement, Entergy Services neither admits nor denies the alleged violations, but agrees to pay a civil penalty of $975,000 and undertake certain mitigation activities agreed to during discussions with Staff.

Market and Credit Risk Sensitive Instruments

Commodity Price Risk

Power Generation

As a wholesale generator, Entergy Wholesale Commodities’s core business is selling energy, measured in MWh, to its customers.  Entergy Wholesale Commodities enters into forward contracts with its customers and sells energy in the day ahead or spot markets.  In addition to selling the energy produced by its plants, Entergy Wholesale Commodities sells unforced capacity, which allows load-serving entities to meet specified reserve and related requirements placed on them by the ISOs in their respective areas.  Entergy Wholesale Commodities’s forward physical power contracts consist of contracts to sell energy only, contracts to sell capacity only, and bundled contracts in which it sells both capacity and energy.  While the terminology and payment mechanics vary in these contracts, each of these types of contracts requires Entergy Wholesale Commodities to deliver MWh of energy, make capacity available, or both.  In addition to its forward physical power contracts, Entergy Wholesale Commodities also uses a combination of financial contracts, including swaps, collars, put and/or call options, to manage forward commodity price risk.  Certain hedge volumes have price downside and upside relative to market price movement.  The contracted minimum, expected value, and sensitivity are provided to show potential variations.  While the sensitivity reflects the minimum, it does not reflect the total maximum upside potential from higher market prices.  The information contained in the table below represents projections at a point in time and will vary over time based on numerous factors, such as future market prices, contracting activities, and generation.  Following is a summary of Entergy Wholesale Commodities’s current forward capacity and generation contracts as well as total revenue projections based on market prices as of June 30, 2013 (2013 represents the remaining two quarters of the year):

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Entergy Wholesale Commodities Nuclear Portfolio

	2013	2014	2015	2016	2017

Energy
Percent of planned generation under contract (a):
Unit-contingent (b)	40%	21%	12%	14%	12%
Unit-contingent with availability guarantees (c)	20%	16%	13%	13%	13%
Firm LD (d)	23%	60%	14%	-%	-%
Offsetting positions (e)	-%	(20)%	-%	-%	-%
Total	83%	77%	39%	27%	25%
Planned generation (TWh) (f) (g)	21	40	41	40	41
Average revenue per MWh on contracted volumes:
Minimum	$45	$44	$45	$50	$51
Expected based on market prices as of June 30, 2013	$46	$46	$48	$50	$52
Sensitivity: -/+ $10 per MWh market price change	$45-$48	$44-$49	$45-$53	$50-$53	$51-$55

Capacity
Percent of capacity sold forward (h):
Bundled capacity and energy contracts (i)	16%	16%	16%	16%	16%
Capacity contracts (j)	42%	19%	12%	18%	9%
Total	58%	35%	28%	34%	25%
Planned net MW in operation (g) (k)	5,011	5,011	5,011	5,011	5,011
Average revenue under contract per kW per month (applies to capacity contracts only)	$2.8	$2.4	$3.2	$3.2	$3.2

Total Nuclear Energy and Capacity Revenues
Expected sold and market total revenue per MWh	$49	$47	$47	$48	$49
Sensitivity: -/+ $10 per MWh market price change	$47-$53	$44-$52	$40-$54	$41-$56	$42-$57

Entergy Wholesale Commodities Non-Nuclear Portfolio

	2013	2014	2015	2016	2017

Energy
Percent of planned generation under contract (a):
Cost-based contracts (l)	31%	32%	36%	33%	33%
Firm LD (d)	6%	6%	7%	7%	6%
Total	37%	38%	43%	40%	39%
Planned generation (TWh) (f) (m)	3	6	6	6	6

Capacity
Percent of capacity sold forward (h):
Cost-based contracts (l)	24%	24%	24%	24%	26%
Bundled capacity and energy contracts (i)	8%	8%	8%	8%	8%
Capacity contracts (j)	52%	50%	52%	49%	21%
Total	84%	82%	84%	81%	55%
Planned net MW in operation (k) (m)	1,052	1,052	1,052	1,052	977

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

(a)
Percent of planned generation output sold or purchased forward under contracts, forward physical contracts, forward financial contracts, or options that mitigate price uncertainty that may require regulatory approval or approval of transmission rights.

(b)	Transaction under which power is supplied from a specific generation asset; if the asset is not operating, seller is generally not liable to buyer for any damages.
(c)
A sale of power on a unit-contingent basis coupled with a guarantee of availability provides for the payment to the power purchaser of contract damages, if incurred, in the event the seller fails to deliver power as a result of the failure of the specified generation unit to generate power at or above a specified availability threshold.  All of Entergy’s outstanding guarantees of availability provide for dollar limits on Entergy’s maximum liability under such guarantees.

(d)
Transaction that requires receipt or delivery of energy at a specified delivery point (usually at a market hub not associated with a specific asset) or settles financially on notional quantities; if a party fails to deliver or receive energy, defaulting party must compensate the other party as specified in the contract, a portion of which may be capped through the use of risk management products.

(e)	Transactions for the purchase of energy, generally to offset a firm LD transaction.
(f)	Amount of output expected to be generated by Entergy Wholesale Commodities resources considering plant operating characteristics, outage schedules, and expected market conditions that effect dispatch.
(g)
Assumes NRC license renewal for plants whose current licenses expire within five years and uninterrupted normal operation at all plants.  NRC license renewal applications are in process for two units, as follows (with current license expirations in parentheses): Indian Point 2 (September 2013) and Indian Point 3 (December 2015).  For a discussion regarding the continued operation of the Vermont Yankee plant, see “Impairment of Long-Lived Assets” in Note 11 to the financial statements herein and Note 1 to the financial statements in the Form 10-K.  For a discussion regarding the license renewals for Indian Point 2 and Indian Point 3, see “Entergy Wholesale Commodities Authorizations to Operate Its Nuclear Power Plants” above.

(h)	Percent of planned qualified capacity sold to mitigate price uncertainty under physical or financial transactions.
(i)	A contract for the sale of installed capacity and related energy, priced per megawatt-hour sold.
(j)	A contract for the sale of an installed capacity product in a regional market.
(k)	Amount of capacity to be available to generate power and/or sell capacity considering uprates planned to be completed during the year.
(l)
Contracts priced in accordance with cost-based rates, a ratemaking concept used for the design and development of rate schedules to ensure that the filed rate schedules recover only the cost of providing the service; these contracts are on owned non-utility resources located within Entergy’s Utility service area, which do not operate under market-based rate authority.  The percentage sold assumes approval of long-term transmission rights.  Includes sales to the Utility through 2013 of 121 MW of capacity and energy from Entergy Power sourced from Independence Steam Electric Station Unit 2.

(m)
Non-nuclear planned generation and net MW in operation include purchases from affiliated and non-affiliated counterparties under long-term contracts and exclude energy and capacity from Entergy Wholesale Commodities’s wind investment and from the 544 MW Ritchie plant that is not planned to operate.

Entergy estimates that a positive $10 per MWh change in the annual average energy price in the markets in which the Entergy Wholesale Commodities nuclear business sells power, based on June 30, 2013 market conditions, planned generation volumes, and hedged positions, would have a corresponding effect on pre-tax net income of $79 million for the remainder of 2013.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Some of the agreements to sell the power produced by Entergy Wholesale Commodities’s power plants contain provisions that require an Entergy subsidiary to provide collateral to secure its obligations under the agreements.  The Entergy subsidiary is required to provide collateral based upon the difference between the current market and contracted power prices in the regions where Entergy Wholesale Commodities sells power.  The primary form of collateral to satisfy these requirements is an Entergy Corporation guaranty.  Cash and letters of credit are also acceptable forms of collateral.  At June 30, 2013, based on power prices at that time, Entergy had liquidity exposure of $184 million under the guarantees in place supporting Entergy Wholesale Commodities transactions, $20 million of guarantees that support letters of credit, and $27 million of posted cash collateral.  As of June 30, 2013, the liquidity exposure associated with Entergy Wholesale Commodities assurance requirements, including return of previously posted collateral from counterparties, would increase by $120 million for a $1 per MMBtu increase in gas prices in both the short-and long-term markets.  In the event of a decrease in Entergy Corporation’s credit rating to below investment grade, based on power prices as of June 30, 2013, Entergy would have been required to provide approximately $54 million of additional cash or letters of credit under some of the agreements.

As of June 30, 2013, substantially all of the counterparties or their guarantors for 100% of the planned energy output under contract for Entergy Wholesale Commodities nuclear plants through 2017 have public investment grade credit ratings.

Nuclear Matters

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Nuclear Matters" in the Form 10-K for a discussion of nuclear matters.

Critical Accounting Estimates

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy’s accounting for nuclear decommissioning costs, unbilled revenue, impairment of long-lived assets and trust fund investments, qualified pension and other postretirement benefits, and other contingencies.  Following is an update to that discussion.

Nuclear Decommissioning Costs

In the first quarter of 2013, Entergy Wholesale Commodities recorded a revision to its estimated decommissioning cost liability for a nuclear site as a result of a revised decommissioning cost study.  The revised estimate resulted in a $46.6 million reduction in the decommissioning cost liability, along with a corresponding reduction in the related asset retirement cost asset.

New Accounting Pronouncements

The accounting standard-setting process, including projects between the FASB and the International Accounting Standards Board (IASB) to converge U.S. GAAP and International Financial Reporting Standards, is ongoing and the FASB and the IASB are each currently working on several projects that have not yet resulted in final pronouncements.  Final pronouncements that result from these projects could have a material effect on Entergy’s future net income, financial position, or cash flows.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Three and Six Months Ended June 30, 2013 and 2012
(Unaudited)

	Three Months Ended		Six Months Ended
	2013	2012	2013	2012
	(In Thousands, Except Share Data)

OPERATING REVENUES
Electric	$2,177,210	$1,934,550	$4,126,490	$3,719,392
Natural gas	33,881	23,879	87,202	69,886
Competitive businesses	527,117	560,171	1,133,390	1,112,982
TOTAL	2,738,208	2,518,600	5,347,082	4,902,260

OPERATING EXPENSES
Operating and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	489,608	437,157	999,940	975,994
Purchased power	485,744	345,298	858,873	630,264
Nuclear refueling outage expenses	66,464	57,822	127,183	121,706
Asset impairment	-	-	-	355,524
Other operation and maintenance	844,195	772,881	1,598,453	1,494,517
Decommissioning	59,389	11,942	118,494	69,845
Taxes other than income taxes	144,888	138,111	295,983	275,280
Depreciation and amortization	297,516	274,755	598,392	554,971
Other regulatory charges	3,892	137,650	9,207	138,032
TOTAL	2,391,696	2,175,616	4,606,525	4,616,133

OPERATING INCOME	346,512	342,984	740,557	286,127

OTHER INCOME
Allowance for equity funds used during construction	16,249	28,282	29,000	52,590
Interest and investment income	40,541	29,285	78,847	70,276
Miscellaneous - net	(13,157)	(13,036)	(26,779)	(31,025)
TOTAL	43,633	44,531	81,068	91,841

INTEREST EXPENSE
Interest expense	155,768	149,616	308,918	296,361
Allowance for borrowed funds used during construction	(6,791)	(10,483)	(11,979)	(19,874)
TOTAL	148,977	139,133	296,939	276,487

INCOME BEFORE INCOME TAXES	241,168	248,382	524,686	101,481

Income taxes	73,113	(122,201)	189,648	(122,363)

CONSOLIDATED NET INCOME	168,055	370,583	335,038	223,844

Preferred dividend requirements of subsidiaries	4,332	5,582	9,915	10,526

NET INCOME ATTRIBUTABLE TO ENTERGY CORPORATION	$163,723	$365,001	$325,123	$213,318

Earnings per average common share:
Basic	$0.92	$2.06	$1.83	$1.21
Diluted	$0.92	$2.06	$1.82	$1.20
Dividends declared per common share	$0.83	$0.83	$1.66	$1.66

Basic average number of common shares outstanding	178,196,525	177,166,519	178,112,709	177,015,941
Diluted average number of common shares outstanding	178,614,383	177,565,351	178,534,201	177,470,486

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Six Months Ended June 30, 2013 and 2012
(Unaudited)

	Three Months Ended		Six Months Ended
	2013	2012	2013	2012
	(In Thousands)

Net Income	$168,055	$370,583	$335,038	$223,844

Other comprehensive income (loss)
Cash flow hedges net unrealized gain (loss)
(net of tax expense (benefit) of $14,531, ($58,275), ($26,604), and $17,219)	27,590	(108,090)	(48,385)	37,345
Pension and other postretirement liabilities
(net of tax expense of $5,885, $10,479, $11,754, and $14,355)	9,779	17,060	19,574	23,327
Net unrealized investment gains (losses)
(net of tax expense (benefit) of ($9,325), ($11,749), $44,986, and $37,389)	(8,033)	(18,025)	48,344	32,082
Foreign currency translation
(net of tax expense (benefit) of $11, ($113), ($405), and $54)	19	(209)	(753)	101
Other comprehensive income (loss)	29,355	(109,264)	18,780	92,855

Comprehensive Income	197,410	261,319	353,818	316,699

Preferred dividend requirements of subsidiaries	4,332	5,582	9,915	10,526

Comprehensive Income Attributable to Entergy Corporation	$193,078	$255,737	$343,903	$306,173

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2013 and 2012
(Unaudited)
	2013	2012
	(In Thousands)

OPERATING ACTIVITIES
Consolidated net income	$335,038	$223,844
Adjustments to reconcile consolidated net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	948,950	832,662
Deferred income taxes, investment tax credits, and non-current taxes accrued	162,189	(122,657)
Asset impairment	-	355,524
Changes in working capital:
Receivables	(218,279)	(52,185)
Fuel inventory	6,190	(19,222)
Accounts payable	151,993	8,339
Prepaid taxes and taxes accrued	(58,176)	(12,446)
Interest accrued	(3,172)	(6,978)
Deferred fuel costs	(101,421)	5,909
Other working capital accounts	(133,575)	(108,441)
Changes in provisions for estimated losses	(250,343)	(19,267)
Changes in other regulatory assets	216,659	113,645
Changes in pensions and other postretirement liabilities	24,955	(34,541)
Other	34,897	23,733
Net cash flow provided by operating activities	1,115,905	1,187,919

INVESTING ACTIVITIES
Construction/capital expenditures	(1,244,859)	(1,252,277)
Allowance for equity funds used during construction	30,977	54,417
Nuclear fuel purchases	(209,509)	(240,804)
Payment for purchase of plant	-	(645)
Changes in securitization account	9,118	12,876
NYPA value sharing payment	(71,736)	(72,000)
Payments to storm reserve escrow account	(3,855)	(2,987)
Receipts from storm reserve escrow account	260,230	17,884
Decrease (increase) in other investments	(28,895)	37,076
Litigation proceeds for reimbursement of spent nuclear fuel storage costs	10,763	-
Proceeds from nuclear decommissioning trust fund sales	779,706	944,833
Investment in nuclear decommissioning trust funds	(837,114)	(998,579)
Net cash flow used in investing activities	(1,305,174)	(1,500,206)

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2013 and 2012
(Unaudited)
	2013	2012
	(In Thousands)

FINANCING ACTIVITIES
Proceeds from the issuance of:
Long-term debt	1,973,866	1,325,162
Mandatorily redeemable preferred membership units of subsidiary	-	51,000
Treasury stock	16,634	34,628
Retirement of long-term debt	(2,010,111)	(1,199,926)
Changes in credit borrowings and commercial paper - net	294,123	(4,615)
Dividends paid:
Common stock	(297,054)	(293,741)
Preferred stock	(10,137)	(11,165)
Net cash flow used in financing activities	(32,679)	(98,657)

Effect of exchange rates on cash and cash equivalents	751	(101)

Net decrease in cash and cash equivalents	(221,197)	(411,045)

Cash and cash equivalents at beginning of period	532,569	694,438

Cash and cash equivalents at end of period	$311,372	$283,393

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$261,277	$253,617
Income taxes	$88,665	$42,450

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
June 30, 2013 and December 31, 2012
(Unaudited)

	2013	2012
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$86,324	$112,992
Temporary cash investments	225,048	419,577
Total cash and cash equivalents	311,372	532,569
Securitization recovery trust account	36,922	46,040
Accounts receivable:
Customer	651,863	568,871
Allowance for doubtful accounts	(32,130)	(31,956)
Other	224,057	161,408
Accrued unbilled revenues	378,643	303,392
Total accounts receivable	1,222,433	1,001,715
Deferred fuel costs	158,461	150,363
Accumulated deferred income taxes	112,613	306,902
Fuel inventory - at average cost	207,640	213,831
Materials and supplies - at average cost	935,229	928,530
Deferred nuclear refueling outage costs	329,165	243,374
System agreement cost equalization	14,600	16,880
Prepayments and other	263,287	242,922
TOTAL	3,591,722	3,683,126

OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity	41,491	46,738
Decommissioning trust funds	4,466,620	4,190,108
Non-utility property - at cost (less accumulated depreciation)	260,609	256,039
Other	183,609	436,234
TOTAL	4,952,329	4,929,119

PROPERTY, PLANT AND EQUIPMENT
Electric	42,415,345	41,944,567
Property under capital lease	933,786	935,199
Natural gas	359,725	353,492
Construction work in progress	1,573,328	1,365,699
Nuclear fuel	1,634,366	1,598,430
TOTAL PROPERTY, PLANT AND EQUIPMENT	46,916,550	46,197,387
Less - accumulated depreciation and amortization	19,344,473	18,898,842
PROPERTY, PLANT AND EQUIPMENT - NET	27,572,077	27,298,545

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	754,870	742,030
Other regulatory assets (includes securitization property of
$874,976 as of June 30, 2013 and $914,751 as of
December 31, 2012)	4,810,706	5,025,912
Deferred fuel costs	172,202	172,202
Goodwill	377,172	377,172
Accumulated deferred income taxes	66,843	37,748
Other	964,364	936,648
TOTAL	7,146,157	7,291,712

TOTAL ASSETS	$43,262,285	$43,202,502

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
June 30, 2013 and December 31, 2012
(Unaudited)

	2013	2012
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$525,622	$718,516
Notes payable and commercial paper	1,090,124	796,002
Accounts payable	1,170,405	1,217,180
Customer deposits	365,223	359,078
Taxes accrued	275,543	333,719
Accumulated deferred income taxes	22,103	13,109
Interest accrued	181,492	184,664
Deferred fuel costs	3,116	96,439
Obligations under capital leases	3,111	3,880
Pension and other postretirement liabilities	93,044	95,900
System agreement cost equalization	14,600	25,848
Other	239,571	261,986
TOTAL	3,983,954	4,106,321

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	8,339,892	8,311,756
Accumulated deferred investment tax credits	268,128	273,696
Obligations under capital leases	33,402	34,541
Other regulatory liabilities	997,421	898,614
Decommissioning and asset retirement cost liabilities	3,584,788	3,513,634
Accumulated provisions	112,450	362,226
Pension and other postretirement liabilities	3,753,697	3,725,886
Long-term debt (includes securitization bonds of $927,441 as of
June 30, 2013 and $973,480 as of December 31, 2012)	12,094,752	11,920,318
Other	538,773	577,910
TOTAL	29,723,303	29,618,581

Commitments and Contingencies

Subsidiaries' preferred stock without sinking fund	186,511	186,511

EQUITY
Common Shareholders' Equity:
Common stock, $.01 par value, authorized 500,000,000 shares;
issued 254,752,788 shares in 2013 and in 2012	2,548	2,548
Paid-in capital	5,355,753	5,357,852
Retained earnings	9,733,990	9,704,591
Accumulated other comprehensive loss	(274,303)	(293,083)
Less - treasury stock, at cost (76,513,406 shares in 2013 and
76,945,239 shares in 2012)	5,543,471	5,574,819
Total common shareholders' equity	9,274,517	9,197,089
Subsidiaries' preferred stock without sinking fund	94,000	94,000
TOTAL	9,368,517	9,291,089

TOTAL LIABILITIES AND EQUITY	$43,262,285	$43,202,502

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Six Months Ended June 30, 2013 and 2012
(Unaudited)

		Common Shareholders' Equity
	Subsidiaries' Preferred Stock	Common Stock	Treasury Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(In Thousands)

Balance at December 31, 2011	$94,000	$2,548	$(5,680,468)	$5,360,682	$9,446,960	$(168,452)	$9,055,270

Consolidated net income (a)	10,526	-	-	-	213,318	-	223,844
Other comprehensive income	-	-	-	-	-	92,855	92,855
Common stock issuances related to stock plans	-	-	60,817	(4,207)	-	-	56,610
Common stock dividends declared	-	-	-	-	(294,057)	-	(294,057)
Preferred dividend requirements of subsidiaries (a)	(10,526)	-	-	-	-	-	(10,526)

Balance at June 30, 2012	$94,000	$2,548	$(5,619,651)	$5,356,475	$9,366,221	$(75,597)	$9,123,996

Balance at December 31, 2012	$94,000	$2,548	$(5,574,819)	$5,357,852	$9,704,591	$(293,083)	$9,291,089

Consolidated net income (a)	9,915	-	-	-	325,123	-	335,038
Other comprehensive income	-	-	-	-	-	18,780	18,780
Common stock issuances related to stock plans	-	-	31,348	(2,099)	-	-	29,249
Common stock dividends declared	-	-	-	-	(295,724)	-	(295,724)
Preferred dividend requirements of subsidiaries (a)	(9,915)	-	-	-	-	-	(9,915)

Balance at June 30, 2013	$94,000	$2,548	$(5,543,471)	$5,355,753	$9,733,990	$(274,303)	$9,368,517

See Notes to Financial Statements.

(a) Consolidated net income and preferred dividend requirements of subsidiaries for 2013 and 2012 include $6.6 million and $7.2 million, respectively, of preferred dividends on subsidiaries' preferred stock without sinking fund that is not presented within equity.

ENTERGY CORPORATION AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three and Six Months Ended June 30, 2013 and 2012
(Unaudited)

	Three Months Ended		Increase/
Description	2013	2012	(Decrease)%
	(Dollars in Millions)
Utility Electric Operating Revenues:
Residential	$729	$677	$52	8
Commercial	574	523	51	10
Industrial	598	506	92	18
Governmental	53	47	6	13
Total retail	1,954	1,753	201	11
Sales for resale	47	21	26	124
Other	176	161	15	9
Total	$2,177	$1,935	$242	13

Utility Billed Electric Energy Sales (GWh):
Residential	7,377	7,940	(563)	(7)
Commercial	6,684	7,148	(464)	(6)
Industrial	10,357	10,408	(51)	-
Governmental	583	605	(22)	(4)
Total retail	25,001	26,101	(1,100)	(4)
Sales for resale	590	836	(246)	(29)
Total	25,591	26,937	(1,346)	(5)

Entergy Wholesale Commodities:
Operating Revenues	$534	$568	$(34)	(6)
Billed Electric Energy Sales (GWh)	11,172	11,674	(502)	(4)

	Six Months Ended		Increase/
Description	2013	2012	(Decrease)%
	(Dollars in Millions)
Utility Electric Operating Revenues:
Residential	$1,480	$1,347	$133	10
Commercial	1,097	1,026	71	7
Industrial	1,142	995	147	15
Governmental	105	95	10	11
Total retail	3,824	3,463	361	10
Sales for resale	99	60	39	65
Other	203	196	7	4
Total	$4,126	$3,719	$407	11

Utility Billed Electric Energy Sales (GWh):
Residential	15,721	15,700	21	-
Commercial	13,105	13,561	(456)	(3)
Industrial	20,225	20,366	(141)	(1)
Governmental	1,167	1,184	(17)	(1)
Total retail	50,218	50,811	(593)	(1)
Sales for resale	1,219	1,568	(349)	(22)
Total	51,437	52,379	(942)	(2)

Entergy Wholesale Commodities:
Operating Revenues	$1,147	$1,128	$19	2
Billed Electric Energy Sales (GWh)	21,559	22,955	(1,396)	(6)

ENTERGY CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.  COMMITMENTS AND CONTINGENCIES  (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Entergy and the Registrant Subsidiaries are involved in a number of legal, regulatory, and tax proceedings before various courts, regulatory commissions, and governmental agencies in the ordinary course of business.  While management is unable to predict the outcome of such proceedings, management does not believe that the ultimate resolution of these matters will have a material adverse effect on Entergy’s results of operations, cash flows, or financial condition, except as otherwise discussed in the Form 10-K or in this report.  Entergy discusses regulatory proceedings in Note 2 to the financial statements in the Form 10-K and herein, discusses tax proceedings in Note 3 to the financial statements in the Form 10-K and Note 10 to the financial statements herein, and discusses proceedings involving Vermont Yankee in Note 1 to the financial statements in the Form 10-K and in Note 11 to the financial statements herein.

ANO Damage and Outage

     On March 31, 2013, during a scheduled refueling outage at ANO 1, a contractor-owned and operated heavy-lifting apparatus collapsed while moving the generator stator out of the turbine building.  The collapse resulted in the death of an ironworker and injuries to several other contract workers, caused ANO 2 to shut down, and damaged the ANO turbine building.  The turbine building serves both ANO 1 and 2 and is a non-radiological area of the plant.  Entergy Arkansas is in the process of repairing this damage and readying ANO 1 to return to operation.  ANO 2 reconnected to the grid on April 28, 2013.  Restoration and restart efforts with respect to ANO 1 are ongoing and are expected to be complete before September 30, 2013.  The total cost of assessment, restoration of off-site power, site restoration, debris removal, and replacement of damaged property and equipment is currently estimated to be in the range of $95 million to $120 million.   This estimate may change through the conclusion of restoration activities.  In addition, Entergy Arkansas incurred replacement power costs for ANO 2 power during its outage and is incurring incremental replacement power costs for ANO 1 power because the outage extended beyond the originally-planned duration of the refueling outage.  Each of the Utility operating companies has recovery mechanisms in place designed to recover its prudently-incurred fuel and purchased power costs.

Entergy Arkansas is assessing its options for recovering damages that resulted from the stator drop, including its insurance coverage and legal action.  Entergy is a member of Nuclear Electric Insurance Limited (NEIL), a mutual insurance company that provides property damage coverage to the members’ nuclear generating plants, including ANO.  NEIL has notified Entergy that it believes that a $50 million course of construction sublimit applies to any loss associated with the lifting apparatus failure and stator drop at ANO.  Entergy has responded that it disagrees with NEIL's position and is evaluating its options for enforcing its rights under the policy.  On July 12, 2013, Entergy Arkansas filed a complaint in the Circuit Court in Pope County, Arkansas against the owner of the heavy-lifting apparatus that collapsed, an engineering firm, a general contractor, and certain individuals asserting claims of breach of contract, negligence, and gross negligence in connection with their responsibility for the stator drop.

In the second quarter 2013, Entergy Arkansas recorded an insurance receivable of $50 million based on the minimum amount that it expects to receive from NEIL.  This $50 million receivable completely offset the approximately $41 million of capital spending and also offset $9 million of the operation and maintenance expense incurred for the recovery through June 30, 2013.  Entergy Arkansas has incurred approximately $14 million in operation and maintenance expense in excess of its insurance receivable as of June 30, 2013.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Nuclear Insurance

See Note 8 to the financial statements in the Form 10-K for information on nuclear liability and property insurance associated with Entergy’s nuclear power plants.

Conventional Property Insurance

See Note 8 to the financial statements in the Form 10-K for information on Entergy’s non-nuclear property insurance program.

Employment Litigation

The Registrant Subsidiaries and other Entergy subsidiaries are responding to various lawsuits in both state and federal courts and to other labor-related proceedings filed by current and former employees and third parties not selected for open positions.  These actions include, but are not limited to, allegations of wrongful employment actions; wage disputes and other claims under the Fair Labor Standards Act or its state counterparts; claims of race, gender and disability discrimination; disputes arising under collective bargaining agreements; unfair labor practice proceedings and other administrative proceedings before the National Labor Relations Board; claims of retaliation; and claims for or regarding benefits under various Entergy Corporation sponsored plans.  Entergy and the Registrant Subsidiaries are responding to these lawsuits and proceedings and deny liability to the claimants.

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

Regulatory Assets

See Note 2 to the financial statements in the Form 10-K for information regarding regulatory assets in the Utility business presented on the balance sheets of Entergy and the Registrant Subsidiaries.  The following are updates to that information.

Fuel and Purchased Power Cost Recovery

Entergy Louisiana

In April 2010 the LPSC authorized its staff to initiate an audit of Entergy Louisiana’s fuel adjustment clause filings.  The audit includes a review of the reasonableness of charges flowed through the fuel adjustment clause by Entergy Louisiana for the period from 2005 through 2009.  The LPSC Staff issued its audit report in January 2013.  The LPSC staff recommended that Entergy Louisiana refund approximately $1.9 million, plus interest, to customers and realign the recovery of approximately $1 million from Entergy Louisiana’s fuel adjustment clause to base rates.  Two parties have intervened in the proceeding.  A procedural schedule has been established for the identification of issues by the intervenors and for Entergy Louisiana to submit comments regarding the LPSC Staff report, with this process to be completed by October 4, 2013.  If any open issues remain, a procedural schedule will be established to address those issues.  Entergy Louisiana has recorded provisions for the estimated outcome of this proceeding.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Texas

In November 2012, Entergy Texas filed a pleading seeking a PUCT finding that special circumstances exist for limited cost recovery of capacity costs associated with two power purchase agreements until such time that these costs are included in base rates or a purchased capacity recovery rider or other recovery mechanism.  In March 2013 the PUCT Staff and intervenors filed a joint motion to dismiss Entergy Texas’s application seeking special circumstances recovery of these capacity costs.  Entergy Texas filed to withdraw this case without prejudice and the judge granted the request in June 2013.

    At its April 11, 2013 open meeting, the PUCT Commissioners discussed their view that a purchased power capacity rider was good public policy.  The PUCT issued an order on May 28, 2013 adopting the rule allowing for a purchased power capacity rider, subject to an offsetting adjustment for load growth.  The rule, as adopted, also includes a process for obtaining pre-approval by the PUCT of purchased power agreements.  Entergy Texas has the option to recover its capacity costs under the new rider mechanism or could proceed with a full base rate proceeding.

Retail Rate Proceedings

See Note 2 to the financial statements in the Form 10-K for detailed information regarding retail rate proceedings involving the Utility operating companies.  The following are updates to that information.

Filings with the APSC (Entergy Arkansas)

Retail Rates

2013 Base Rate Filing

In March 2013, Entergy Arkansas filed with the APSC for a general change in rates, charges, and tariffs.  Recognizing that the final structure of Entergy Arkansas’s transmission business has not been determined, the filing presents two alternative scenarios for the APSC to establish the appropriate level of rates for Entergy Arkansas.  In the primary scenario, which assumes that Entergy Arkansas will transition to MISO in December 2013, Entergy Arkansas requests a rate increase of $174 million, including $49 million of revenue being transferred from collection in riders to base rates.  The alternate scenario, which also assumes completion of the proposed spin-merge of the transmission business with ITC, reflects a $218 million total rate increase request.  Both scenarios propose a new transmission rider and a capacity cost recovery rider.  The filing requests a 10.4% return on common equity.  The APSC established a procedural schedule that includes hearings in the proceeding beginning in October 2013. New rates are expected to become effective by January 2014.

Filings with the LPSC

Retail Rates - Electric

(Entergy Gulf States Louisiana)

In November 2011 the LPSC approved a one-year extension of Entergy Gulf States Louisiana’s formula rate plan.  In May 2012, Entergy Gulf States Louisiana made its formula rate plan filing with the LPSC for the 2011 test year.  The filing reflected an 11.94% earned return on common equity, which is above the earnings bandwidth and would indicate a $6.5 million cost of service rate decrease was necessary under the formula rate plan.  The filing also reflected a $22.9 million rate decrease for the incremental capacity rider.  Subsequently, in August 2012, Entergy Gulf States Louisiana submitted a revised filing that reflected an earned return on common equity of 11.86% indicating a $5.7 million cost of service rate decrease is necessary under the formula rate plan.  The revised filing also indicates that a reduction of $20.3 million should be reflected in the incremental capacity rider.  The rate reductions were implemented, subject to refund, effective for bills rendered the first billing cycle of September 2012.  Subsequently, in December 2012, Entergy Gulf States Louisiana submitted a revised evaluation report that reflects expected retail jurisdictional cost of $16.9 million for the first-year capacity charges for the purchase from Entergy Louisiana of one-third of Acadia Unit 2 capacity and energy.  This rate change was implemented effective with the first billing cycle of January 2013.  The 2011 test year filings, as revised, were approved by the LPSC in February 2013.  In April 2013, Entergy Gulf States Louisiana submitted a revised evaluation report increasing the incremental capacity rider by approximately $7.3 million to reflect the cost of an additional capacity contract.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

See Note 2 to the financial statements in the Form 10-K for a discussion of the base rate case filed by Entergy Gulf States Louisiana with the LPSC in February 2013.  In April 2013 the LPSC established a procedural schedule providing for hearings in November 2013, with a decision by the LPSC expected in 2014.  On July 26, 2013, with the concurrence of Entergy Gulf States Louisiana based upon an expected 60-day delay of the procedural schedule, the ALJ suspended the procedural schedule pending resolution of the appeal by Entergy Gulf States Louisiana, Entergy Louisiana and the LPSC staff regarding the ALJ’s denial of a motion to consolidate the rate cases of Entergy Gulf States Louisiana and Entergy Louisiana.  At its July 31, 2013 meeting the LPSC deferred the agenda item relating to the appeal and directed the LPSC staff to develop a plan for consolidation, to be considered by the LPSC in August 2013.

(Entergy Louisiana)

In November 2011 the LPSC approved a one-year extension of Entergy Louisiana’s formula rate plan.  In May 2012, Entergy Louisiana made its formula rate plan filing with the LPSC for the 2011 test year.  The filing reflected a 9.63% earned return on common equity, which is within the earnings bandwidth and results in no cost of service rate change under the formula rate plan.  The filing also reflected an $18.1 million rate increase for incremental capacity costs.  In August 2012, Entergy Louisiana submitted a revised filing that reflects an earned return on common equity of 10.38%, which is still within the earnings bandwidth, resulting in no cost of service rate change.  The revised filing also indicates that an increase of $15.9 million should be reflected in the incremental capacity rider.  The rate change was implemented, subject to refund, effective for bills rendered the first billing cycle of September 2012.  Subsequently, in December 2012, Entergy Louisiana submitted a revised evaluation report that reflects two items: 1) a $17 million reduction for the first-year capacity charges for the purchase by Entergy Gulf States Louisiana from Entergy Louisiana of one-third of Acadia Unit 2 capacity and energy, and 2) an $88 million increase for the first-year retail revenue requirement associated with the Waterford 3 replacement steam generator project, which was in-service in December 2012.  These rate changes were implemented, subject to refund, effective with the first billing cycle of January 2013.  In April 2013, Entergy Louisiana and the LPSC staff filed a joint report resolving the 2011 test year formula rate plan and recovery related to the Grand Gulf uprate.  This report was approved by the LPSC in April 2013.  With completion of the Waterford 3 replacement steam generator project, the LPSC is conducting a prudence review in connection with a filing made by Entergy Louisiana in April 2013 with regard to the following aspects of the replacement project: 1) project management; 2) cost controls; 3) success in achieving stated objectives; 4) the costs of the replacement project; and 5) the outage length and replacement power costs.

See Note 2 to the financial statements in the Form 10-K for a discussion of the base rate case filed by Entergy Louisiana with the LPSC in February 2013.  In April 2013 the LPSC established a procedural schedule providing for hearings in December 2013, with a decision by the LPSC expected in 2014.  On July 26, 2013, with the concurrence of Entergy Louisiana based upon an expected 60-day delay of the procedural schedule, the ALJ suspended the procedural schedule pending resolution of the appeal by Entergy Gulf States Louisiana, Entergy Louisiana and the LPSC staff regarding the ALJ’s denial of a motion to consolidate the rate cases of Entergy Gulf States Louisiana and Entergy Louisiana.  At its July 31, 2013 meeting the LPSC deferred the agenda item relating to the appeal and directed the LPSC staff to develop a plan for consolidation, to be considered by the LPSC in August 2013.

Retail Rates - Gas (Entergy Gulf States Louisiana)

In January 2013, Entergy Gulf States Louisiana filed with the LPSC its gas rate stabilization plan for the test year ended September 30, 2012.  The filing showed an earned return on common equity of 11.18%, which resulted in a $43 thousand rate reduction.  In March 2013 the LPSC Staff issued its proposed findings and recommended two adjustments.  The first is to normalize property insurance expense, and the second is to modify the return on equity for gas operations to reflect the return on equity that ultimately is approved by the LPSC in the investigation previously initiated by the LPSC to review the return on equity for Louisiana gas utilities.  Entergy Gulf States Louisiana and the LPSC Staff reached agreement regarding the LPSC Staff’s proposed

Entergy Corporation and Subsidiaries
Notes to Financial Statements

adjustments.  As reflected in an unopposed joint report of proceedings filed by Entergy Gulf States Louisiana and the LPSC Staff on May 16, 2013, Entergy Gulf States Louisiana accepted, with modification, the LPSC Staff’s proposed adjustment to property insurance expense and agreed to: (1) a three-year extension of the gas rate stabilization plan with a midpoint return on equity of 9.95%, with a first year midpoint reset; (2) dismissal of the docket initiated by the LPSC to evaluate the allowed return on equity for Entergy Gulf States Louisiana’s gas rate stabilization plan; and (3) presentation to the LPSC by November 2014 by Entergy Gulf States Louisiana and the LPSC Staff of their recommendation for implementation of an infrastructure rider to recover expenditures associated with strategic plant investment.  The LPSC approved the agreement in May 2013.

Filings with the MPSC (Entergy Mississippi)

Formula Rate Plan Filings

In March 2013, Entergy Mississippi submitted its formula rate plan 2012 test year filing.  The filing requested a $36.3 million revenue increase to reset Entergy Mississippi's return on common equity to 10.55%, which is a point within the formula rate plan bandwidth.  On June 6, 2013, Entergy Mississippi and the Mississippi Public Utilities Staff entered into a joint stipulation, in which both parties agreed that the MPSC should approve a $22.3 million rate increase for Entergy Mississippi which, with other adjustments reflected in the stipulation, would have the effect of resetting Entergy Mississippi’s return on common equity to 10.59% when adjusted for performance under the formula rate plan.  An amended scheduling order was issued on July 22, 2013, setting a final MPSC order to be issued on or before August 15, 2013 and new rates to begin billing on August 28, 2013.

Filings with the City Council

(Entergy Louisiana)

In March 2013, Entergy Louisiana filed a rate case for the Algiers area, which is in New Orleans and is regulated by the City Council.  Entergy Louisiana is requesting a rate increase of $13 million over three years, including a 10.4% return on common equity and a formula rate plan mechanism identical to its LPSC request.  New rates are currently expected to become effective in second quarter 2014.

(Entergy New Orleans)

As discussed in the Form 10-K, in May 2012, Entergy New Orleans filed its electric and gas formula rate plan evaluation reports for the 2011 test year.   The City Council had approved a procedural schedule to resolve disputed items that included a hearing in April 2013, but that hearing was postponed.  On August 1, 2013, the Utility Committee of the City Council unanimously approved a settlement of all issues in the formula rate plan proceeding.  Under the terms of the settlement, Entergy New Orleans will implement an approximately $1.625 million net decrease to the electric rates that were in effect prior to the electric rate increase implemented in October 2012, with no change in gas rates.  Entergy New Orleans will refund to customers approximately $6.0 million over the four-month period from September 2013 through December 2013 to make the electric rate decrease effective as of the first billing cycle of October 2012.  Entergy New Orleans had previously recorded provisions for the majority of the refund to customers, but recorded an additional $1.1 million provision in second quarter 2013 as a result of the settlement.  The Utility Committee’s approval will be presented to the City Council for consideration later in August 2013.

System Agreement Cost Equalization Proceedings

See Note 2 to the financial statements in the Form 10-K for a discussion of the proceedings regarding the System Agreement.  Following are updates to that discussion.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Rough Production Cost Equalization Rates

2008 Rate Filing Based on Calendar Year 2007 Production Costs

See Note 2 to the financial statements in the Form 10-K for a discussion of this proceeding.  In March 2013 the LPSC filed a petition for review with the U.S. Court of Appeals for the Fifth Circuit seeking appellate review of the FERC’s earlier orders addressing the ALJ’s initial decision.

2009 Rate Filing Based on Calendar Year 2008 Production Costs

See Note 2 to the financial statements in the Form 10-K for a discussion of this proceeding.  In January 2013 the LPSC filed a protest of Entergy’s July 2012 compliance filing submitted in response to the FERC’s May 2012 order.

2013 Rate Filing Based on Calendar Year 2012 Production Costs

In May 2013, Entergy filed with the FERC the 2013 rates in accordance with the FERC’s orders in the System Agreement proceeding.  The filing shows the following payments/receipts among the Utility operating companies for 2013, based on calendar year 2012 production costs, commencing for service in June 2013, are necessary to achieve rough production cost equalization under the FERC’s orders:

Payments or (Receipts)
(In Millions)
Entergy Arkansas	$-
Entergy Gulf States Louisiana	$-
Entergy Louisiana	$-
Entergy Mississippi	$-
Entergy New Orleans	($15)
Entergy Texas	$15

Several parties intervened in the proceeding at the FERC, including the LPSC, which filed a protest as well.  The City Council intervened and filed comments related to including the outcome of a related FERC proceeding in the 2013 cost equalization calculation.  The FERC has not yet issued an order addressing the filing.

Interruptible Load Proceeding

See Note 2 to the financial statements in the Form 10-K for a discussion of the proceeding regarding the treatment under the System Agreement of the Utility operating companies’ interruptible loads.  On March 21, 2013, the FERC issued an order denying the LPSC's request for rehearing of the FERC's June 2011 order wherein the FERC concluded it would exercise its discretion and not order refunds in the interruptible load proceeding.  Based on its review of the LPSC’s request for rehearing and the briefs filed as part of the paper hearing established in October 2011, the FERC affirmed its earlier ruling and declined to order refunds under the circumstances of the case.  On May 2, 2013, the LPSC filed a petition for review with the U.S. Court of Appeals for the D.C. Circuit seeking review of FERC’s prior orders in the Interruptible Load Proceeding concluding that it would exercise its discretion and not order refunds in the proceeding.  The appeal is pending.

Storm Cost Recovery Filings with Retail Regulators

Entergy Gulf States Louisiana and Entergy Louisiana

Hurricane Isaac

See Note 2 to the financial statements in the Form 10-K for a discussion of Hurricane Isaac and the damage caused to portions of Entergy’s service area in Louisiana.  In January 2013, Entergy Gulf States Louisiana and Entergy Louisiana withdrew $65 million and $187 million, respectively, from their storm reserve escrow accounts.  In April 2013, Entergy Gulf States Louisiana and Entergy Louisiana filed a joint application with the LPSC relating to Hurricane Isaac system restoration costs.  Specifically, Entergy

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Gulf States Louisiana and Entergy Louisiana requested that the LPSC determine the amount of such costs that were prudently incurred and are, thus, eligible for recovery from customers.  Including carrying costs and additional storm escrow funds, Entergy Gulf States Louisiana is seeking an LPSC determination that $73.8 million in system restoration costs were prudently incurred and Entergy Louisiana is seeking an LPSC determination that $247.7 million in system restoration costs were prudently incurred.  Entergy Gulf States Louisiana and Entergy Louisiana intend to replenish their storm escrow accounts to $90 million and $200 million, respectively, primarily through traditional debt markets and have requested special rate treatment of any borrowings for that purpose.  In May 2013, Entergy Gulf States Louisiana and Entergy Louisiana filed a supplemental application proposing a specific means to finance system restoration costs and related requests.  Entergy Gulf States Louisiana and Entergy Louisiana are proposing to finance Hurricane Isaac restoration costs through Louisiana Act 55 financing, which was the same method they used for Hurricanes Katrina, Rita, Gustav, and Ike.

Entergy Mississippi

On July 1, 2013, Entergy Mississippi and the Mississippi Public Utilities Staff entered into a joint stipulation, wherein both parties agreed that approximately $32 million in storm restoration costs incurred in 2011 and 2012 were prudently incurred and chargeable to the storm damage reserve, while approximately $700,000 in prudently incurred costs were more properly recoverable through the formula rate plan.  Entergy Mississippi and the Mississippi Public Utilities Staff also agreed that the storm damage accrual should be increased from $750,000 per month to $1.75 million per month.  The joint stipulation is pending approval of the MPSC.

Texas Power Price Lawsuit

See Note 2 to the financial statements in the Form 10-K for a discussion of the lawsuit filed in August 2003 in the district court of Chambers County, Texas by Texas residents on behalf of a purported class of the Texas retail customers of Entergy Gulf States, Inc. who were billed and paid for electric power from January 1, 1994 to the present.  The case is pending in state district court, and in March 2012 the court found that the case met the requirements to be maintained as a class action under Texas law.  In April 2012 the court entered an order certifying the class.  The defendants have appealed the order to the Texas Court of Appeals – First District.  The appeal is pending, and proceedings in district court are stayed until the appeal is resolved.  Oral arguments before the court of appeals were conducted on April 23, 2013, and the matter awaits that court’s decision.

Entergy Arkansas Opportunity Sales Proceeding

See Note 2 to the financial statements in the Form 10-K for a discussion of the Entergy Arkansas opportunity sales proceeding.  As required by the procedural schedule established in the calculation proceeding, Entergy filed its direct testimony that included a proposed illustrative re-run, consistent with the directives in FERC’s order, of intra-system bills for 2003, 2004, and 2006, the three years with the highest volume of opportunity sales.  Entergy’s proposed illustrative re-run of intra-system bills shows that the potential cost for Entergy Arkansas would be up to $12 million for the years 2003, 2004, and 2006, and the potential benefit would be significantly less than that for each of the other Utility operating companies.  Entergy’s proposed illustrative re-run of the intra-system bills also shows an offsetting potential benefit to Entergy Arkansas for the years 2003, 2004, and 2006 resulting from the effects of the FERC’s order on System Agreement Service Schedules MSS-1, MSS-2, and MSS-3, and the potential offsetting cost would be significantly less than that for each of the other Utility operating companies.  Entergy provided to the LPSC an illustrative intra-system bill recalculation as specified by the LPSC for the years 2003, 2004, and 2006, and the LPSC then filed answering testimony in December 2012.  In its testimony the LPSC claims that the damages that should be paid by Entergy Arkansas to the other Utility operating companies’ customers for 2003, 2004, and 2006 are $42 million to Entergy Gulf States, Inc., $7 million to Entergy

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Louisiana, $23 million to Entergy Mississippi, and $4 million to Entergy New Orleans; and that Entergy Arkansas “shareholders” should pay Entergy Arkansas customers $34 million.  The FERC staff and certain intervenors filed direct and answering testimony in February 2013.  In April 2013, Entergy filed its rebuttal testimony in that proceeding, including a revised illustrative re-run of the intra-system bills for the years 2003, 2004, and 2006.  The revised calculation determines the re-pricing of the opportunity sales based on consideration of moveable resources only and the removal of exchange energy received by Entergy Arkansas, which increases the potential cost for Entergy Arkansas over the three years 2003, 2004, and 2006 by $2.3 million from the potential costs identified in the Utility operating companies’ prior filings in September and October 2012.  A hearing was held in May 2013 to quantify the effect of repricing the opportunity sales in accordance with the FERC’s decision.  Post-hearing briefs have been filed in the proceeding, and the ALJ’s initial decision on the calculation of the effects is due by August 28, 2013.

NOTE 3.  EQUITY  (Entergy Corporation, Entergy Gulf States Louisiana, and Entergy Louisiana)

Common Stock

Earnings per Share

The following table presents Entergy’s basic and diluted earnings per share calculations included on the consolidated income statements:

	For the Three Months Ended June 30,
	2013			2012
	(In Millions, Except Per Share Data)

Basic earnings per share	Income	Shares	$/share	Income	Shares	$/share

Net income attributable to Entergy Corporation	$163.7	178.2	$0.92	$365.0	177.2	$2.06
Average dilutive effect of:
Stock options		0.1	-		0.4	-
Other equity plans		0.3	-		-	-

Diluted earnings per share	$163.7	178.6	$0.92	$365.0	177.6	$2.06

	For the Six Months Ended June 30,
	2013			2012
	(In Millions, Except Per Share Data)

Basic earnings per share	Income	Shares	$/share	Income	Shares	$/share

Net income attributable to Entergy Corporation	$325.1	178.1	$1.83	$213.3	177.0	$1.21
Average dilutive effect of:
Stock options		0.1	-		0.4	(0.01)
Other equity plans		0.3	(0.01)		0.1	-

Diluted earnings per share	$325.1	178.5	$1.82	$213.3	177.5	$1.20

The number of stock options not included in the calculation of diluted common shares outstanding due to their antidilutive effect was approximately 8.9 million for the three and six months ended June 30, 2013, and 8.5 million and 8.4 million for the three and six months ended June 30, 2012, respectively.

Entergy’s stock options and other equity compensation plans are discussed in Note 5 herein and in Note 12 to the financial statements in the Form 10-K.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Treasury Stock

During the six months ended June 30, 2013, Entergy Corporation issued 431,833 shares of its previously repurchased common stock to satisfy stock option exercises, vesting of shares of restricted stock, and other stock-based awards.  Entergy Corporation did not repurchase any of its common stock during the six months ended June 30, 2013.

Retained Earnings

On July 26, 2013, Entergy Corporation’s Board of Directors declared a common stock dividend of $0.83 per share, payable on September 3, 2013 to holders of record as of August 8, 2013.

Comprehensive Income

Accumulated other comprehensive loss is included in the equity section of the balance sheets of Entergy, Entergy Gulf States Louisiana, and Entergy Louisiana.  The following table presents changes in accumulated other comprehensive loss for Entergy for the three months ended June 30, 2013 by component:

	Cash flow hedges net unrealized gain	Pension and other postretirement liabilities	Net unrealized investment gains	Foreign currency translation	Total Accumulated Other Comprehensive Loss
	(In Thousands)

Beginning balance, March 31, 2013	$3,930	($580,917)	$270,924	$2,405	($303,658)

Other comprehensive income (loss) before reclassifications	30,023	-	(7,176)	19	22,866
Amounts reclassified from accumulated other comprehensive income (loss)	(2,433)	9,779	(857)	-	6,489
Net other comprehensive income (loss) for the period	27,590	9,779	(8,033)	19	29,355

Ending balance, June 30, 2013	$31,520	($571,138)	$262,891	$2,424	($274,303)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table presents changes in accumulated other comprehensive loss for Entergy for the six months ended June 30, 2013 by component:

	Cash flow hedges net unrealized gain	Pension and other postretirement liabilities	Net unrealized investment gains	Foreign currency translation	Total Accumulated Other Comprehensive Loss
	(In Thousands)

Beginning balance, December 31, 2012	$79,905	($590,712)	$214,547	$3,177	($293,083)

Other comprehensive income (loss) before reclassifications	(47,538)	-	50,196	(753)	1,905
Amounts reclassified from accumulated other comprehensive income (loss)	(847)	19,574	(1,852)	-	16,875
Net other comprehensive income (loss) for the period	(48,385)	19,574	48,344	(753)	18,780

Ending balance, June 30, 2013	$31,520	($571,138)	$262,891	$2,424	($274,303)

The following table presents changes in accumulated other comprehensive loss for Entergy Gulf States Louisiana and Entergy Louisiana for the three months ended June 30, 2013:

	Pension and Other Postretirement Liabilities
	Entergy Gulf States Louisiana	Entergy Louisiana
	(In Thousands)

Beginning balance, March 31, 2013	($64,274)	($45,454)

Amounts reclassified from accumulated other comprehensive income	962	683
Net other comprehensive income for the period	962	683

Ending balance, June 30, 2013	($63,312)	($44,771)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table presents changes in accumulated other comprehensive loss for Entergy Gulf States Louisiana and Entergy Louisiana for the six months ended June 30, 2013:

	Pension and Other Postretirement Liabilities
	Entergy Gulf States Louisiana	Entergy Louisiana
	(In Thousands)

Beginning balance, December 31, 2012	($65,229)	($46,132)

Amounts reclassified from accumulated other comprehensive income	1,917	1,361
Net other comprehensive income for the period	1,917	1,361

Ending balance, June 30, 2013	($63,312)	($44,771)

Total reclassifications out of accumulated other comprehensive loss (AOCI) for Entergy for the three months ended June 30, 2013 are as follows:

	Amounts reclassified from AOCI	Income Statement Location
	(In Thousands)

Cash flow hedges net unrealized gain
Power contracts	$4,309	Competitive business operating revenues
Interest rate swaps	(399)	Miscellaneous - net
Total realized gains on cash flow hedges	3,910
	(1,477)	Income taxes
Total realized gains on cash flow hedges (net of tax)	$2,433

Pension and other postretirement liabilities
Amortization of prior-service costs	$2,383	(a)
Amortization of loss	(18,047)	(a)
Total amortization	(15,664)
	5,885	Income taxes
Total amortization (net of tax)	($9,779)

Net unrealized investment gains
Realized gains	$1,681	Interest and investment income
	(824)	Income taxes
Total realized investment gains (net of tax)	$857

Total reclassifications for the period (net of tax)	($6,489)

(a)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 6 to the financial statements for additional details.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Total reclassifications out of accumulated other comprehensive loss (AOCI) for Entergy for the six months ended June 30, 2013 are as follows:

	Amounts reclassified from AOCI	Income Statement Location
	(In Thousands)

Cash flow hedges net unrealized gain
Power contracts	$2,192	Competitive business operating revenues
Interest rate swaps	(804)	Miscellaneous - net
Total realized gains on cash flow hedges	1,388
	(541)	Income taxes
Total realized gains on cash flow hedges (net of tax)	$847

Pension and other postretirement liabilities
Amortization of prior-service costs	4,767	(a)
Amortization of loss	(36,095)	(a)
Total amortization	(31,328)
	11,754	Income taxes
Total amortization (net of tax)	($19,574)

Net unrealized investment gains
Realized gains	$3,631	Interest and investment income
	(1,779)	Income taxes
Total realized investment gains (net of tax)	$1,852

Total reclassifications for the period (net of tax)	($16,875)

(a)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 6 to the financial statements for additional details.

Total reclassifications out of accumulated other comprehensive loss (AOCI) for Entergy Gulf States Louisiana and Entergy Louisiana for the three months ended June 30, 2013 are as follows:

	Amounts reclassified from AOCI
	Entergy Gulf States Louisiana	Entergy Louisiana	Income Statement Location
	(In Thousands)

Pension and other postretirement liabilities
Amortization of prior-service costs	$205	$62	(a)
Amortization of loss	(1,945)	(1,287)	(a)
Total amortization	(1,740)	(1,225)
	778	542	Income taxes
Total amortization (net of tax)	(962)	(683)

Total reclassifications for the period (net of tax)	($962)	($683)

(a)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 6 to the financial statements for additional details.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Total reclassifications out of accumulated other comprehensive loss (AOCI) for Entergy Gulf States Louisiana and Entergy Louisiana for the six months ended June 30, 2013 are as follows:

	Amounts reclassified from AOCI
	Entergy Gulf States Louisiana	Entergy Louisiana	Income Statement Location
	(In Thousands)

Pension and other postretirement liabilities
Amortization of prior-service costs	$411	$124	(a)
Amortization of loss	(3,892)	(2,574)	(a)
Total amortization	(3,481)	(2,450)
	1,564	1,089	Income taxes
Total amortization (net of tax)	(1,917)	(1,361)

Total reclassifications for the period (net of tax)	($1,917)	($1,361)

(a)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 6 to the financial statements for additional details.

NOTE 4.  REVOLVING CREDIT FACILITIES, LINES OF CREDIT, SHORT-TERM BORROWINGS, AND LONG-TERM DEBT (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Entergy Corporation has in place a credit facility that has a borrowing capacity of $3.5 billion and expires in March 2018.  Entergy Corporation also has the ability to issue letters of credit against 50% of the total borrowing capacity of the credit facility.  The commitment fee is currently 0.275% of the undrawn commitment amount.  Commitment fees and interest rates on loans under the credit facility can fluctuate depending on the senior unsecured debt ratings of Entergy Corporation.  The weighted average interest rate for the six months ended June 30, 2013 was 1.97% on the drawn portion of the facility.  Following is a summary of the borrowings outstanding and capacity available under the facility as of June 30, 2013.

Capacity (a)	Borrowings	Letters of Credit	Capacity Available
(In Millions)

$3,500	$190	$8	$3,302

(a)	The capacity decreases to $3,490 million in March 2017.

Entergy Corporation’s facility requires it to maintain a consolidated debt ratio of 65% or less of its total capitalization.  Entergy is in compliance with this covenant.  If Entergy fails to meet this ratio, or if Entergy Corporation or one of the Utility operating companies (except Entergy New Orleans) defaults on other indebtedness or is in bankruptcy or insolvency proceedings, an acceleration of the facility maturity date may occur.

Entergy Corporation has a commercial paper program with a program limit of up to $1 billion.  As of June 30, 2013, Entergy Corporation had $948 million of commercial paper outstanding.  The weighted-average interest rate for the six months ended June 30, 2013 was 0.84%.  In July 2013 the Board increased the commercial paper program limit to $1.5 billion.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas each had credit facilities available as of June 30, 2013 as follows:

Company	Expiration Date	Amount of Facility	Interest Rate (a)	Amount Drawn as of June 30, 2013

Entergy Arkansas	April 2014	$20 million (b)	1.78%	$-
Entergy Arkansas	March 2018	$150 million (c)	1.70%	$-
Entergy Gulf States Louisiana	March 2018	$150 million (d)	1.70%	$100 million
Entergy Louisiana	March 2018	$200 million (e)	1.70%	$100 million
Entergy Mississippi	May 2014	$37.5 million (f)	3.25%	$28.4 million
Entergy Mississippi	May 2014	$35 million (f)	3.25%	$26.5 million
Entergy Mississippi	May 2014	$20 million (f)	3.25%	$15.1 million
Entergy New Orleans	November 2013	$25 million (g)	1.67%	$-
Entergy Texas	March 2018	$150 million (h)	1.95%	$-

(a)	The interest rate is the rate as of June 30, 2013 that would most likely apply to outstanding borrowings under the facility.
(b)
The credit facility requires Entergy Arkansas to maintain a debt ratio of 65% or less of its total capitalization.  Borrowings under the Entergy Arkansas credit facility may be secured by a security interest in its accounts receivable.

(c)
The credit facility allows Entergy Arkansas to issue letters of credit against 50% of the borrowing capacity of the facility.  As of June 30, 2013, no letters of credit were outstanding.  The credit facility requires Entergy Arkansas to maintain a consolidated debt ratio of 65% or less of its total capitalization.

(d)
The credit facility allows Entergy Gulf States Louisiana to issue letters of credit against 50% of the borrowing capacity of the facility.  As of June 30, 2013, no letters of credit were outstanding.  The credit facility requires Entergy Gulf States Louisiana to maintain a consolidated debt ratio of 65% or less of its total capitalization.

(e)
The credit facility allows Entergy Louisiana to issue letters of credit against 50% of the borrowing capacity of the facility.  As of June 30, 2013, no letters of credit were outstanding.  The credit facility requires Entergy Louisiana to maintain a consolidated debt ratio of 65% or less of its total capitalization.

(f)
The credit facilities require Entergy Mississippi to maintain a debt ratio of 65% or less of its total capitalization.  Borrowings under the Entergy Mississippi credit facilities may be secured by a security interest in its accounts receivable.

(g)	The credit facility requires Entergy New Orleans to maintain a debt ratio of 65% or less of its total capitalization.
(h)
The credit facility allows Entergy Texas to issue letters of credit against 50% of the borrowing capacity of the facility.  As of June 30, 2013, no letters of credit were outstanding.  The credit facility requires Entergy Texas to maintain a consolidated debt ratio of 65% or less of its total capitalization.

The commitment fees on the credit facilities range from 0.125% to 0.275% of the undrawn commitment amount.

The short-term borrowings of the Registrant Subsidiaries are limited to amounts authorized by the FERC.  The current FERC-authorized limits are effective through October 31, 2013.  In addition to borrowings from commercial banks, these companies are authorized under a FERC order to borrow from the Entergy System money pool.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ dependence on external short-term borrowings.  Borrowings from the money pool and external short-term borrowings combined may not exceed the FERC-authorized limits.  The following are the FERC-authorized limits for short-term borrowings and the outstanding short-term borrowings as of June 30, 2013 (aggregating both money pool and external short-term borrowings) for the Registrant Subsidiaries:

Entergy Corporation and Subsidiaries
Notes to Financial Statements

	Authorized	Borrowings
	(In Millions)

Entergy Arkansas	$250	$-
Entergy Gulf States Louisiana	$200	$36
Entergy Louisiana	$250	$-
Entergy Mississippi	$175	$70
Entergy New Orleans	$100	$-
Entergy Texas	$200	$-
System Energy	$200	$51

Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy Texas, and System Energy have obtained long-term financing authorizations from the FERC that extend through October 31, 2013.  Entergy Arkansas has obtained long-term financing authorization from the APSC that extends through December 2015.  Entergy New Orleans has obtained long-term financing authorization from the City Council that extends through July 2014.

Variable Interest Entities (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, and System Energy)

See Note 18 to the financial statements in the Form 10-K for a discussion of the consolidation of the nuclear fuel company variable interest entities (VIE).  The nuclear fuel company variable interest entities have credit facilities and also issue commercial paper to finance the acquisition and ownership of nuclear fuel as follows as of June 30, 2013:

Company	Expiration Date	Amount of Facility	Weighted Average Interest Rate on Borrowings (a)	Amount Outstanding as of June 30, 2013
	(Dollars in Millions)

Entergy Arkansas VIE	June 2016	$85	1.58%	$29.9
Entergy Gulf States Louisiana VIE	June 2016	$100	1.38%	$44.7
Entergy Louisiana VIE	June 2016	$90	1.58%	$41.9
System Energy VIE	June 2016	$125	1.58%	$1.1

(a)
Includes letter of credit fees and bank fronting fees on commercial paper issuances by the nuclear fuel company variable interest entities for Entergy Arkansas, Entergy Louisiana, and System Energy.  The nuclear fuel company variable interest entity for Entergy Gulf States Louisiana does not issue commercial paper, but borrows directly on its bank credit facility.

Amounts outstanding on the Entergy Gulf States Louisiana nuclear fuel company variable interest entity’s credit facility, if any, are included in long-term debt on its balance sheet and commercial paper outstanding for the other nuclear fuel company variable interest entities is classified as a current liability on the respective balance sheets.  The commitment fees on the credit facilities are 0.125% of the undrawn commitment amount.  Each credit facility requires the respective lessee of nuclear fuel (Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, or Entergy Corporation as guarantor for System Energy) to maintain a consolidated debt ratio of 70% or less of its total capitalization.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The nuclear fuel company variable interest entities had notes payable that are included in debt on the respective balance sheets as of June 30, 2013 as follows:

Company	Description	Amount

Entergy Arkansas VIE	5.69% Series I due July 2014	$70 million
Entergy Arkansas VIE	3.23% Series J due July 2016	$55 million
Entergy Arkansas VIE	2.62% Series K due December 2017	$60 million
Entergy Gulf States Louisiana VIE	3.25% Series Q due July 2017	$75 million
Entergy Gulf States Louisiana VIE	3.38% Series R due August 2020	$70 million
Entergy Louisiana VIE	5.69% Series E due July 2014	$50 million
Entergy Louisiana VIE	3.30% Series F due March 2016	$20 million
Entergy Louisiana VIE	3.25% Series G due July 2017	$25 million
System Energy VIE	6.29% Series F due September 2013	$70 million
System Energy VIE	5.33% Series G due April 2015	$60 million
System Energy VIE	4.02% Series H due February 2017	$50 million

In accordance with regulatory treatment, interest on the nuclear fuel company variable interest entities’ credit facilities, commercial paper, and long-term notes payable is reported in fuel expense.

Debt Issuances and Redemptions

(Entergy Arkansas)

In January 2013, Entergy Arkansas arranged for the issuance by (i) Independence County, Arkansas of $45 million of 2.375% Pollution Control Revenue Refinancing Bonds (Entergy Arkansas, Inc. Project) Series 2013 due January 2021, and (ii) Jefferson County, Arkansas of $54.7 million of 1.55% Pollution Control Revenue Refunding Bonds (Entergy Arkansas, Inc. Project) Series 2013 due October 2017, each of which series is secured by a separate series of non-interest bearing first mortgage bonds of Entergy Arkansas.  The proceeds of these issuances were applied to the refunding of outstanding series of pollution control revenue bonds previously issued by the respective issuers.

In May 2013, Entergy Arkansas issued $250 million of 3.05% Series first mortgage bonds due June 2023. Entergy Arkansas used the proceeds to pay, at maturity, a portion of its $300 million 5.40% Series first mortgage bonds due August 2013 and for general corporate purposes.

In June 2013, Entergy Arkansas issued $125 million of 4.75% Series first mortgage bonds due June 2063. Entergy Arkansas used the proceeds to pay, at maturity, a portion of its $300 million 5.40% Series first mortgage bonds due August 2013 and for general corporate purposes.

In June 2013, the Entergy Arkansas nuclear fuel company variable interest entity redeemed, at maturity, its $30 million 9% Series H notes.

In July 2013, Entergy Arkansas entered into a $250 million credit facility terminating January 26, 2015 with the collateral support of a series of $255 million non-interest bearing Entergy Arkansas first mortgage bonds.  On July 31, 2013, Entergy Arkansas borrowed $250 million against the credit facility.  Entergy Arkansas used the borrowings to pay, at maturity, a portion of its $300 million 5.40% Series first mortgage bonds due August 2013 and for general corporate purposes.

(Entergy Gulf States Louisiana)

In February 2013, the Entergy Gulf States Louisiana nuclear fuel company variable interest entity issued $70 million of 3.38% Series R notes due August 2020.  The Entergy Gulf States Louisiana nuclear fuel company variable interest entity used the proceeds primarily to purchase additional nuclear fuel.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

In May 2013, the Entergy Gulf States Louisiana nuclear fuel company variable interest entity redeemed, at maturity, its $75 million 5.56% Series N notes.

(Entergy Louisiana)

In May 2013, Entergy Louisiana issued $100 million of 4.70% Series first mortgage bonds due June 2063. Entergy Louisiana used the proceeds for general corporate purposes.

(Entergy Mississippi)

           In February 2013, Entergy Mississippi redeemed, at maturity, its $100 million 5.15% Series first mortgage bonds.

(Entergy New Orleans)

In June 2013, Entergy New Orleans issued $100 million of 3.90% Series first mortgage bonds due July 2023.  Entergy New Orleans used the proceeds to pay, at maturity, its $70 million 5.25% Series first mortgage bonds due August 2013 and for general corporate purposes.

Fair Value

The book value and the fair value of long-term debt for Entergy Corporation and the Registrant Subsidiaries as of June 30, 2013 are as follows:
	Book Value of Long-Term Debt	Fair Value of Long-Term Debt (a) (b)
	(In Thousands)

Entergy	$12,620,374	$12,576,682
Entergy Arkansas	$2,462,111	$2,265,544
Entergy Gulf States Louisiana	$1,657,248	$1,715,151
Entergy Louisiana	$3,007,262	$2,964,920
Entergy Mississippi	$1,139,591	$1,170,851
Entergy New Orleans	$295,938	$294,081
Entergy Texas	$1,584,877	$1,754,086
System Energy	$742,954	$650,918

(a)
The values exclude lease obligations of $151 million at Entergy Louisiana and $98 million at System Energy, long-term DOE obligations of $181 million at Entergy Arkansas, and the note payable to NYPA of $111 million at Entergy, and include debt due within one year.

(b)
Fair values are classified as Level 2 in the fair value hierarchy discussed in Note 8 to the financial statements and are based on prices derived from inputs such as benchmark yields and reported trades.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The book value and the fair value of long-term debt for Entergy Corporation and the Registrant Subsidiaries as of December 31, 2012 were as follows:

	Book Value of Long-Term Debt	Fair Value of Long-Term Debt (a) (b)
	(In Thousands)

Entergy	$12,638,834	$12,849,330
Entergy Arkansas	$2,123,895	$1,876,335
Entergy Gulf States Louisiana	$1,517,429	$1,668,819
Entergy Louisiana	$2,826,095	$2,921,322
Entergy Mississippi	$1,169,519	$1,230,714
Entergy New Orleans	$196,300	$200,725
Entergy Texas	$1,617,813	$1,885,672
System Energy	$783,799	$664,670

(a)
The values exclude lease obligations of $163 million at Entergy Louisiana and $139 million at System Energy, long-term DOE obligations of $181 million at Entergy Arkansas, and the note payable to NYPA of $110 million at Entergy, and include debt due within one year.

(b)
Fair values are classified as Level 2 in the fair value hierarchy discussed in Note 8 to the financial statements and are based on prices derived from inputs such as benchmark yields and reported trades.

 NOTE 5.  STOCK-BASED COMPENSATION (Entergy Corporation)

Entergy grants stock awards, which are described more fully in Note 12 to the financial statements in the Form 10-K.  Awards under Entergy’s plans generally vest over three years.

Stock Options

Entergy granted 600,700 stock options during the first quarter 2013 with a weighted-average fair value of $8.00 per option.  At June 30, 2013, there are 9,602,168 stock options outstanding with a weighted-average exercise price of $79.95.  The intrinsic value, which has no effect on net income, of the outstanding stock options is calculated by the difference in the weighted average exercise price of the stock options granted and Entergy Corporation’s common stock price as of June 30, 2013.  Because Entergy’s stock price at June 30, 2013 is less than the weighted average exercise price, the aggregate intrinsic value of the stock options outstanding as of June 30, 2013 is zero.  The intrinsic value of “in the money” stock options is $12.3 million as of June 30, 2013.

The following table includes financial information for stock options for the second quarters of 2013 and 2012:

	2013	2012
	(In Millions)

Compensation expense included in Entergy’s net income	$0.9	$1.9
Tax benefit recognized in Entergy’s net income	$0.4	$0.7
Compensation cost capitalized as part of fixed assets and inventory	$0.2	$0.4

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table includes financial information for stock options for the six months ended June 30, 2013 and 2012:

	2013	2012
	(In Millions)

Compensation expense included in Entergy’s net income	$2.2	$3.9
Tax benefit recognized in Entergy’s net income	$0.9	$1.5
Compensation cost capitalized as part of fixed assets and inventory	$0.4	$0.8

Other Equity Plans

In January 2013 the Board approved and Entergy granted 361,700 restricted stock awards and 201,474 long-term incentive awards under the 2011 Equity Ownership and Long-term Cash Incentive Plan.  The restricted stock awards were made effective as of January 31, 2013 and were valued at $64.60 per share, which was the closing price of Entergy’s common stock on that date.  One-third of the restricted stock awards will vest upon each anniversary of the grant date.  The long-term incentive awards are granted in the form of performance units, which are equal to the cash value of shares of Entergy Corporation at the end of the performance period, which is the last day of the year.  The performance units were made effective as of January 31, 2013 and were valued at $65.36 per share.  Entergy considers various factors, primarily market conditions, in determining the value of the performance units.  Shares of the restricted stock awards have the same dividend and voting rights as other common stock, are considered issued and outstanding shares of Entergy upon vesting, and are expensed ratably over the three-year vesting period.  Shares of the performance units have the same dividend rights as other common stock, are considered issued and outstanding shares of Entergy upon vesting, and are expensed ratably over the three-year vesting period.

The following table includes financial information for other equity plans for the second quarters of 2013 and 2012:

	2013	2012
	(In Millions)

Compensation expense included in Entergy’s net income	$5.9	$3.6
Tax benefit recognized in Entergy’s net income	$2.3	$1.4
Compensation cost capitalized as part of fixed assets and inventory	$1.1	$0.8

 The following table includes financial information for other equity plans for the six months ended June 30, 2013 and 2012:

	2013	2012
	(In Millions)

Compensation expense included in Entergy’s net income	$11.8	$7.4
Tax benefit recognized in Entergy’s net income	$4.6	$2.8
Compensation cost capitalized as part of fixed assets and inventory	$1.8	$1.3

Entergy Corporation and Subsidiaries
Notes to Financial Statements

NOTE 6.  RETIREMENT AND OTHER POSTRETIREMENT BENEFITS (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Components of Qualified Net Pension Cost

Entergy’s qualified pension cost, including amounts capitalized, for the second quarters of 2013 and 2012, included the following components:

	2013	2012
	(In Thousands)

Service cost - benefits earned during the period	$44,051	$37,691
Interest cost on projected benefit obligation	65,266	65,232
Expected return on assets	(81,748)	(79,356)
Amortization of prior service cost	567	683
Amortization of loss	54,951	41,820
Net pension costs	$83,087	$66,070

Entergy’s qualified pension cost, including amounts capitalized, for the six months ended June 30, 2013 and 2012, included the following components:

	2013	2012
	(In Thousands)

Service cost - benefits earned during the period	$88,102	$75,382
Interest cost on projected benefit obligation	130,532	130,464
Expected return on assets	(163,496)	(158,712)
Amortization of prior service cost	1,134	1,366
Amortization of loss	109,902	83,640
Net pension costs	$166,174	$132,140

The Registrant Subsidiaries’ qualified pension cost, including amounts capitalized, for the second quarters of 2013 and 2012, included the following components:

2013	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned
during the period	$6,371	$3,599	$4,334	$1,842	$832	$1,637	$1,836
Interest cost on projected
benefit obligation	13,550	6,657	8,644	3,930	1,849	4,055	3,016
Expected return on assets	(16,717)	(8,734)	(10,454)	(5,279)	(2,270)	(5,566)	(4,299)
Amortization of prior service
cost	6	2	21	2	-	2	3
Amortization of loss	12,543	5,934	8,727	3,344	2,011	3,373	2,429
Net pension cost	$15,753	$7,458	$11,272	$3,839	$2,422	$3,501	$2,985

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2012	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned
during the period	$5,542	$3,068	$3,669	$1,602	$706	$1,421	$1,480
Interest cost on projected
benefit obligation	13,922	6,420	8,800	4,070	1,902	4,206	3,247
Expected return on assets	(16,441)	(8,593)	(10,209)	(5,236)	(2,215)	(5,581)	(4,109)
Amortization of prior service
cost	50	5	52	7	2	4	3
Amortization of loss	10,193	4,043	7,050	2,633	1,719	2,544	2,251
Net pension cost	$13,266	$4,943	$9,362	$3,076	$2,114	$2,594	$2,872

The Registrant Subsidiaries’ qualified pension cost, including amounts capitalized, for the six months ended June 30, 2013 and 2012, included the following components:

2013	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned
during the period	$12,742	$7,198	$8,668	$3,684	$1,664	$3,274	$3,672
Interest cost on projected
benefit obligation	27,100	13,314	17,288	7,860	3,698	8,110	6,032
Expected return on assets	(33,434)	(17,468)	(20,908)	(10,558)	(4,540)	(11,132)	(8,598)
Amortization of prior service
cost	12	4	42	4	-	4	6
Amortization of loss	25,087	11,867	17,454	6,688	4,022	6,746	4,858
Net pension cost	$31,507	$14,915	$22,544	$7,678	$4,844	$7,002	$5,970

2012	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned
during the period	$11,084	$6,136	$7,338	$3,204	$1,412	$2,842	$2,960
Interest cost on projected
benefit obligation	27,844	12,840	17,600	8,140	3,804	8,412	6,494
Expected return on assets	(32,882)	(17,186)	(20,418)	(10,472)	(4,430)	(11,162)	(8,218)
Amortization of prior service
cost	100	10	104	14	4	8	6
Amortization of loss	20,386	8,086	14,100	5,266	3,438	5,088	4,502
Net pension cost	$26,532	$9,886	$18,724	$6,152	$4,228	$5,188	$5,744

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy recognized $5.5 million and $5.1 million in pension cost for its non-qualified pension plans in the second quarters of 2013 and 2012, respectively.  Entergy recognized $10.9 million and $10.2 million in pension cost for it non-qualified pension plans for the six months ended June 30, 2013 and 2012, respectively.

The Registrant Subsidiaries recognized the following pension cost for their non-qualified pension plans in the second quarters of 2013 and 2012:

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
Non-qualified pension cost second quarter 2013	$102	$37	$3	$46	$22	$148
Non-qualified pension cost second quarter 2012	$107	$39	$3	$46	$19	$163

The Registrant Subsidiaries recognized the following pension cost for their non-qualified pension plans for the six months ended June 30, 2013 and 2012:

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
Non-qualified pension cost six months ended June 30, 2013	$205	$75	$6	$93	$45	$297
Non-qualified pension cost six months ended June 30, 2012	$214	$78	$6	$92	$38	$326

Components of Net Other Postretirement Benefit Cost

Entergy’s other postretirement benefit cost, including amounts capitalized, for the second quarters of 2013 and 2012, included the following components:

	2013	2012
	(In Thousands)

Service cost - benefits earned during the period	$18,917	$17,221
Interest cost on accumulated postretirement benefit obligation (APBO)	19,766	20,640
Expected return on assets	(9,950)	(8,626)
Amortization of transition obligation	-	794
Amortization of prior service cost	(3,334)	(4,541)
Amortization of loss	11,304	9,113
Net other postretirement benefit cost	$36,703	$34,601

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy’s other postretirement benefit cost, including amounts capitalized, for the six months ended June 30, 2013 and 2012, included the following components:

	2013	2012
	(In Thousands)

Service cost - benefits earned during the period	$37,834	$34,442
Interest cost on accumulated postretirement benefit obligation (APBO)	39,532	41,280
Expected return on assets	(19,900)	(17,252)
Amortization of transition obligation	-	1,588
Amortization of prior service cost	(6,668)	(9,082)
Amortization of loss	22,608	18,226
Net other postretirement benefit cost	$73,406	$69,202

The Registrant Subsidiaries’ other postretirement benefit cost, including amounts capitalized, for the second quarters of 2013 and 2012, included the following components:

2013	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned
during the period	$2,414	$2,001	$2,172	$819	$447	$950	$907
Interest cost on APBO	3,360	2,226	2,349	1,074	785	1,515	729
Expected return on assets	(4,149)	-	-	(1,317)	(1,014)	(2,321)	(825)
Amortization of prior service
cost	(133)	(206)	(62)	(35)	10	(107)	(16)
Amortization of loss	2,042	1,173	1,286	663	397	975	479
Net other postretirement
benefit cost	$3,534	$5,194	$5,745	$1,204	$625	$1,012	$1,274

2012	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned
during the period	$2,272	$1,880	$1,949	$773	$422	$913	$823
Interest cost on APBO	3,613	2,398	2,445	1,179	856	1,663	757
Expected return on assets	(3,507)	-	-	(1,130)	(928)	(2,104)	(650)
Amortization of transition
obligation	205	60	96	88	297	47	2
Amortization of prior service
cost	(133)	(206)	(62)	(35)	10	(107)	(16)
Amortization of loss	2,077	1,184	1,090	730	390	1,079	493
Net other postretirement
benefit cost	$4,527	$5,316	$5,518	$1,605	$1,047	$1,491	$1,409

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The Registrant Subsidiaries’ other postretirement benefit cost, including amounts capitalized, for the six months ended June 30, 2013 and 2012, included the following components:

2013	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned
during the period	$4,828	$4,002	$4,344	$1,638	$894	$1,900	$1,814
Interest cost on APBO	6,720	4,452	4,698	2,148	1,570	3,030	1,458
Expected return on assets	(8,298)	-	-	(2,634)	(2,028)	(4,642)	(1,650)
Amortization of prior service
cost	(266)	(412)	(124)	(70)	20	(214)	(32)
Amortization of loss	4,083	2,347	2,573	1,325	793	1,951	958
Net other postretirement
benefit cost	$7,067	$10,389	$11,491	$2,407	$1,249	$2,025	$2,548

2012	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned
during the period	$4,544	$3,760	$3,898	$1,546	$844	$1,826	$1,646
Interest cost on APBO	7,226	4,796	4,890	2,358	1,712	3,326	1,514
Expected return on assets	(7,014)	-	-	(2,260)	(1,856)	(4,208)	(1,300)
Amortization of transition
obligation	410	120	192	176	594	94	4
Amortization of prior service
cost	(266)	(412)	(124)	(70)	20	(214)	(32)
Amortization of loss	4,154	2,368	2,180	1,460	780	2,158	986
Net other postretirement
benefit cost	$9,054	$10,632	$11,036	$3,210	$2,094	$2,982	$2,818

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Reclassification out of Accumulated Other Comprehensive Income

Entergy and the Registrant Subsidiaries reclassified the following costs out of accumulated other comprehensive income (before taxes and including amounts capitalized) for the second quarter 2013:

	Qualified Pension Costs	Other Postretirement Costs	Non-Qualified Pension Costs	Total
	(In Thousands)
Entergy
Amortization of prior service cost	($503)	$3,007	($121)	$2,383
Amortization of loss	(11,845)	(5,485)	(717)	(18,047)
	($12,348)	($2,478)	($838)	($15,664)

Entergy Gulf States Louisiana
Amortization of prior service cost	($1)	$206	$-	$205
Amortization of loss	(771)	(1,172)	(2)	(1,945)
	($772)	($966)	($2)	($1,740)
Entergy Louisiana
Amortization of prior service cost	$-	$62	$-	$62
Amortization of loss	-	(1,287)	-	(1,287)
	$-	($1,225)	$-	($1,225)

Entergy and the Registrant Subsidiaries reclassified the following costs out of accumulated other comprehensive income (before taxes and including amounts capitalized) for the six months ended June 30, 2013:

	Qualified Pension Costs	Other Postretirement Costs	Non-Qualified Pension Costs	Total
	(In Thousands)
Entergy
Amortization of prior service cost	($1,005)	$6,014	($242)	$4,767
Amortization of loss	(23,690)	(10,971)	(1,434)	(36,095)
	($24,695)	($4,957)	($1,676)	($31,328)

Entergy Gulf States Louisiana
Amortization of prior service cost	($1)	$412	$-	$411
Amortization of loss	(1,542)	(2,346)	(4)	(3,892)
	($1,543)	($1,934)	($4)	($3,481)
Entergy Louisiana
Amortization of prior service cost	$-	$124	$-	$124
Amortization of loss	-	(2,574)	-	(2,574)
	$-	($2,450)	$-	($2,450)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Employer Contributions

Based on current assumptions, Entergy expects to contribute $163.4 million to its qualified pension plans in 2013.  As of June 30, 2013, Entergy had contributed $43.7 million to its pension plans.  Based on current assumptions, the Registrant Subsidiaries expect to contribute the following to qualified pension plans in 2013:

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Expected 2013 pension contributions	$35,382	$11,550	$21,151	$8,152	$4,175	$6,880	$8,304
Pension contributions made through June 2013	$8,076	$2,714	$5,535	$1,914	$1,094	$1,660	$2,045
Remaining estimated pension contributions to be made in 2013	$27,306	$8,836	$15,616	$6,238	$3,081	$5,220	$6,259

NOTE 7.  BUSINESS SEGMENT INFORMATION (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Entergy Corporation

Entergy’s reportable segments as of June 30, 2013 are Utility and Entergy Wholesale Commodities.  Utility includes the generation, transmission, distribution, and sale of electric power in portions of Arkansas, Louisiana, Mississippi, and Texas, and natural gas utility service in portions of Louisiana.  Entergy Wholesale Commodities includes the ownership and operation of six nuclear power plants located in the northern United States and the sale of the electric power produced by those plants to wholesale customers.  Entergy Wholesale Commodities also includes the ownership of interests in non-nuclear power plants that sell the electric power produced by those plants to wholesale customers.  “All Other” includes the parent company, Entergy Corporation, and other business activity, including the earnings on the proceeds of sales of previously-owned businesses.

In the fourth quarter 2012, Entergy moved two subsidiaries from All Other to the Entergy Wholesale Commodities segment to improve the alignment of certain intercompany items and income tax activity.  The 2012 information in the table below has been restated to reflect the change.

Entergy’s segment financial information for the second quarters of 2013 and 2012 is as follows:

	Utility	Entergy Wholesale Commodities*	All Other	Eliminations	Entergy
	(In Thousands)
2013
Operating revenues	$2,212,336	$533,523	$987	($8,638)	$2,738,208
Income taxes (benefit)	$98,926	($14,567)	($11,246)	$-	$73,113
Consolidated net income (loss)	$200,555	$11,531	($17,636)	($26,395)	$168,055

2012
Operating revenues	$1,959,576	$567,674	$1,008	($9,658)	$2,518,600
Income taxes (benefit)	($124,461)	$46,892	($44,632)	$-	($122,201)
Consolidated net income	$308,525	$70,759	$17,694	($26,395)	$370,583

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy’s segment financial information for the six months ended June 30, 2013 and 2012 is as follows:

	Utility	Entergy Wholesale Commodities*	All Other	Eliminations	Entergy
	(In Thousands)
2013
Operating revenues	$4,215,777	$1,147,256	$1,987	($17,938)	$5,347,082
Income taxes (benefit)	$170,001	$42,368	($22,721)	$-	$189,648
Consolidated net income (loss)	$328,391	$93,646	($34,208)	($52,791)	$335,038

2012
Operating revenues	$3,791,216	$1,127,925	$1,967	($18,848)	$4,902,260
Income taxes (benefit)	($24,754)	($45,249)	($52,360)	$-	($122,363)
Consolidated net income (loss)	$375,738	($105,192)	$6,727	($53,429)	$223,844

Businesses marked with * are sometimes referred to as the “competitive businesses.”  Eliminations are primarily intersegment activity.

Registrant Subsidiaries

Each of the Registrant Subsidiaries has one reportable segment, which is an integrated utility business, except for System Energy, which is an electricity generation business.  Each of the Registrant Subsidiaries’ operations is managed on an integrated basis by that company because of the substantial effect of cost-based rates and regulatory oversight on the business process, cost structures, and operating results.

NOTE 8.  RISK MANAGEMENT AND FAIR VALUES (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Market Risk

In the normal course of business, Entergy is exposed to a number of market risks.  Market risk is the potential loss that Entergy may incur as a result of changes in the market or fair value of a particular instrument or commodity.  All financial and commodity-related instruments, including derivatives, are subject to market risk including commodity price risk, equity price and interest rate risk.  Entergy uses derivatives primarily to mitigate commodity price risk, particularly power price and fuel price risk.

The Utility has limited exposure to the effects of market risk because it operates primarily under cost-based rate regulation.  To the extent approved by their retail regulators, the Utility operating companies hedge the exposure to price volatility inherent in their purchased power, fuel, and gas purchased for resale costs that are recovered from customers.

As a wholesale generator, Entergy Wholesale Commodities’s core business is selling energy, measured in MWh, to its customers.  Entergy Wholesale Commodities enters into forward contracts with its customers and sells energy and capacity in the day ahead or spot markets.  In addition to its forward physical power contracts, Entergy Wholesale Commodities also uses a combination of financial contracts, including swaps, collars, put and/or call options, to mitigate forward commodity price risk.  When market price falls, the combination of instruments is expected to settle in gains offsetting lower revenue from generation and resulting in a more predictable cash flow.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy’s exposure to market risk is determined by a number of factors, including the size, term, composition, and diversification of positions held, as well as market volatility and liquidity.  For instruments such as options, the time period during which the option may be exercised and the relationship between the current market price of the underlying instrument and the option’s contractual strike or exercise price also affects the level of market risk.  A significant factor influencing the overall level of market risk to which Entergy is exposed is its use of hedging techniques to mitigate such risk.  Hedging instruments and volumes are chosen based on ability to mitigate risk associated with future energy and capacity prices; however, other considerations are factored into hedge product and volume decisions including corporate liquidity, corporate credit ratings, counterparty credit risk, hedging costs, firm settlement risk, and product availability in the marketplace.  Entergy manages market risk by actively monitoring compliance with stated risk management policies as well as monitoring the effectiveness of its hedging policies and strategies.  Entergy’s risk management policies limit the amount of total net exposure and rolling net exposure during the stated periods.  These policies, including related risk limits, are regularly assessed to ensure their appropriateness given Entergy’s objectives.

Derivatives

Some derivative instruments are classified as cash flow hedges due to their financial settlement provisions while others are classified as normal purchase/normal sale transactions due to their physical settlement provisions.  Normal purchase/normal sale risk management tools include power purchase and sales agreements, fuel purchase agreements, capacity contracts, and tolling agreements.  Financially-settled cash flow hedges can include natural gas and electricity swaps and options and interest rate swaps.  Entergy will occasionally enter into financially settled swap and option contracts to manage market risk under certain hedging transactions which may or may not be designated as hedging instruments.

Entergy enters into derivatives only to manage natural risks inherent in its physical or financial assets or liabilities.  The maximum length of time over which Entergy is currently hedging the variability in future cash flows with derivatives for forecasted power transactions at June 30, 2013 is approximately 2.5 years.  Planned generation currently under contract from Entergy Wholesale Commodities nuclear power plants is 83% for the remaining two quarters of 2013, of which approximately 50% is sold under financial derivatives and the remainder under normal purchase/normal sale contracts.  Total planned generation for the remainder of 2013 is 21 TWh.

Entergy manages fuel price volatility for its Louisiana jurisdictions (Entergy Gulf States Louisiana and Entergy Louisiana) and Entergy Mississippi primarily through the purchase of short-term natural gas swaps that financially settle against NYMEX futures.  These swaps are marked-to-market with offsetting regulatory assets or liabilities.  All benefits or costs of the program are recorded in fuel costs.  The notional volumes of these swaps are based on a portion of projected annual exposure to gas for electric generation and projected winter purchases for gas distribution at Entergy Gulf States Louisiana.  The total volume of natural gas swaps outstanding as of June 30, 2013 is 35,585,000 MMBtu for Entergy, 11,530,000 MMBtu for Entergy Gulf States Louisiana, 14,910,000 MMBtu for Entergy Louisiana, 8,860,000 MMBtu for Entergy Mississippi, and 285,000 MMBtu for Entergy New Orleans.  Credit support for these natural gas swaps is covered by master agreements that do not require collateralization based on mark-to-market value, but do carry adequate assurance language that may lead to collateralization requests.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair values of Entergy’s derivative instruments in the consolidated balance sheet as of June 30, 2013 are shown in the table below.  Certain investments, including those not designated as hedging instruments, are subject to master netting arrangements and are presented in the balance sheet on a net basis in accordance with accounting guidance for derivatives and hedging.

Instrument	Balance Sheet Location	Fair Value (a)	Offset (b)	Net (c) (d)	Business
		(In Millions)

Derivatives designated as hedging instruments

Assets:
Electricity swaps and options	Prepayments and other (current portion)	$70	($21)	$49	Entergy Wholesale Commodities
Electricity swaps and options	Other deferred debits and other assets (non-current portion)	$27	($8)	$19	Entergy Wholesale Commodities

Liabilities:
Electricity swaps and options	Other current liabilities (current portion)	$20	($13)	$7	Entergy Wholesale Commodities
Electricity swaps and options	Other non-current liabilities (non-current portion)	$9	($8)	$1	Entergy Wholesale Commodities

Derivatives not designated as hedging instruments

Assets:
Electricity swaps and options	Prepayments and other (current portion)	$39	($16)	$23	Entergy Wholesale Commodities
Electricity swaps and options	Other deferred debits and other assets (non-current portion)	$8	($5)	$3	Entergy Wholesale Commodities

Liabilities:
Electricity swaps and options	Other current liabilities (current portion)	$24	($23)	$1	Entergy Wholesale Commodities
Electricity swaps and options	Other non-current liabilities (non-current portion)	$6	($4)	$2	Entergy Wholesale Commodities
Natural gas swaps	Other current liabilities	$7	($-)	$7	Utility

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair values of Entergy’s derivative instruments in the consolidated balance sheet as of December 31, 2012 are shown in the table below.  Certain investments, including those not designated as hedging instruments, are subject to master netting arrangements and are presented in the balance sheet on a net basis in accordance with accounting guidance for derivatives and hedging.

Instrument	Balance Sheet Location	Fair Value (a)	Offset (b)	Net (c) (d)	Business
		(In Millions)

Derivatives designated as hedging instruments

Assets:
Electricity swaps and options	Prepayments and other (current portion)	$123	($-)	$123	Entergy Wholesale Commodities
Electricity swaps and options	Other deferred debits and other assets (non-current portion)	$46	($10)	$36	Entergy Wholesale Commodities

Liabilities:
Electricity swaps and options	Other non-current liabilities (non-current portion)	$18	($11)	$7	Entergy Wholesale Commodities

Derivatives not designated as hedging instruments

Assets:
Electricity swaps and options	Prepayments and other (current portion)	$22	($-)	$22	Entergy Wholesale Commodities
Electricity swaps and options	Other deferred debits and other assets (non-current portion)	$24	($14)	$10	Entergy Wholesale Commodities

Liabilities:
Electricity swaps and options	Other non-current liabilities (non-current portion)	$19	($13)	$6	Entergy Wholesale Commodities
Natural gas swaps	Other current liabilities	$8	($-)	$8	Utility

(a)	Represents the gross amounts of recognized assets/liabilities
(b)	Represents the netting of fair value balances with the same counterparty
(c)	Represents the net amounts of assets /liabilities presented on the Entergy Consolidated Balance Sheets
(d)	Excludes cash collateral in the amounts of $29 million and $56 million held as of June 30, 2013 and December 31, 2012, respectively

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The effect of Entergy’s derivative instruments designated as cash flow hedges on the consolidated income statements for the three months ended June 30, 2013 and 2012 are as follows:

Instrument	Amount of gain (loss) recognized in other comprehensive income	Income Statement location	Amount of gain reclassified from AOCI into income

2013
Electricity swaps and options	$54 million	Competitive businesses operating revenues	$4 million

2012
Electricity swaps and options	($63) million	Competitive businesses operating revenues	$101 million

The effect of Entergy’s derivative instruments designated as cash flow hedges on the consolidated income statements for the six months ended June 30, 2013 and 2012 are as follows:

Instrument	Amount of gain (loss) recognized in other comprehensive income	Income Statement location	Amount of gain reclassified from AOCI into income

2013
Electricity swaps and options	($74) million	Competitive businesses operating revenues	$2 million

2012
Electricity swaps and options	$228 million	Competitive businesses operating revenues	$171 million

Electricity over-the-counter instruments that financially settle against day-ahead power pool prices are used to manage price exposure for Entergy Wholesale Commodities generation.  Unrealized gains or losses recorded in other comprehensive income result from hedging power output at the Entergy Wholesale Commodities power plants.  The related gains or losses from hedging power are included in operating revenues when realized.  Gains totaling approximately $4 million and $101 million were realized on the maturity of cash flow hedges, before taxes of $2 million and $35 million, for the three months ended June 30, 2013 and 2012, respectively.  Gains totaling approximately $2 million and $171 million were realized on the maturity of cash flow hedges, before taxes of $1 million and $60 million, for the six months ended June 30, 2013 and 2012, respectively. The change in fair value of Entergy’s cash flow hedges due to ineffectiveness during the three months ended June 30, 2013 and 2012 was $0.8 million and ($0.6) million, respectively. The change in fair value of Entergy’s cash flow hedges due to ineffectiveness during the six months ended June 30, 2013 and 2012 was ($0.5) million and ($0.4) million, respectively. The ineffective portion of cash flow hedges is recorded in competitive businesses operating revenues.

Based on market prices as of June 30, 2013, unrealized gains recorded in AOCI on cash flow hedges relating to power sales totaled $58 million of net unrealized gains.  Approximately $40 million is expected to be reclassified from AOCI to operating revenues in the next twelve months.  The actual amount reclassified from AOCI, however, could vary due to future changes in market prices.

Certain of the agreements to sell the power produced by Entergy Wholesale Commodities power plants contain provisions that require an Entergy subsidiary to provide collateral to secure its obligations when the current market prices exceed the contracted power prices.  The primary form of collateral to satisfy these requirements is an Entergy Corporation guarantee.  As of June 30, 2013, hedge contracts with four counterparties were in a liability position (approximately $10 million total), but were

Entergy Corporation and Subsidiaries
Notes to Financial Statements

significantly below the amount of the guarantee provided under the contract and no cash collateral was required. As of June 30, 2012, there were no hedge contracts with counterparties in a liability position.  If the Entergy Corporation credit rating falls below investment grade, the effect of the corporate guarantee is typically ignored and Entergy would have to post collateral equal to the estimated outstanding liability under the contract at the applicable date.

Entergy may effectively liquidate a cash flow hedge instrument by entering into a contract offsetting the original hedge, and then de-designating the original hedge in this situation.  Gains or losses accumulated in other comprehensive income prior to de-designation continue to be deferred in other comprehensive income until they are included in income as the original hedged transaction settles. From the point of de-designation, the gains or losses on the original hedge and the offsetting contract are recorded as assets or liabilities on the balance sheet and offset as they flow through to earnings.

The effect of Entergy’s derivative instruments not designated as hedging instruments on the consolidated income statements for the three months ended June 30, 2013 and 2012 is as follows:

Instrument	Amount of loss recognized in AOCI	Income Statement location	Amount of gain (loss) recorded in income

2013
Natural gas swaps	$-	Fuel, fuel-related expenses, and gas purchased for resale	$29 million
Electricity swaps and options de-designated as hedged items	($1) million	Competitive business operating revenues	($9) million

2012
Natural gas swaps	$-	Fuel, fuel-related expenses, and gas purchased for resale	$16 million
Electricity swaps and options de-designated as hedged items	($2) million	Competitive business operating revenues	$3 million

The effect of Entergy’s derivative instruments not designated as hedging instruments on the consolidated income statements for the six months ended June 30, 2013 and 2012 is as follows:

Instrument	Amount of gain recognized in AOCI	Income Statement location	Amount of gain (loss) recorded in income

2013
Natural gas swaps	$-	Fuel, fuel-related expenses, and gas purchased for resale	$9 million
Electricity swaps and options de-designated as hedged items	$-	Competitive business operating revenues	($10) million

2012
Natural gas swaps	$-	Fuel, fuel-related expenses, and gas purchased for resale	($35) million
Electricity swaps and options de-designated as hedged items	$-	Competitive business operating revenues	$1 million

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Due to regulatory treatment, the natural gas swaps are marked-to-market through fuel, fuel-related expenses, and gas purchased for resale and then such amounts are simultaneously reversed and recorded as an offsetting regulatory asset or liability.  The gains or losses recorded as fuel expenses when the swaps are settled are recovered or refunded through fuel cost recovery mechanisms.

The fair values of the Registrant Subsidiaries’ derivative instruments not designated as hedging instruments on their balance sheets as of June 30, 2013 are as follows:

Instrument	Balance Sheet Location	Fair Value	Registrant

Liabilities:
Natural gas swaps	Gas hedge contracts	$2.1 million	Entergy Gulf States Louisiana
Natural gas swaps	Gas hedge contracts	$2.8 million	Entergy Louisiana
Natural gas swaps	Other current liabilities	$1.7 million	Entergy Mississippi
Natural gas swaps	Other current liabilities	$0.1 million	Entergy New Orleans

The fair values of the Registrant Subsidiaries’ derivative instruments not designated as hedging instruments on their balance sheets as of December 31, 2012 are as follows:

Instrument	Balance Sheet Location	Fair Value	Registrant

Liabilities:
Natural gas swaps	Gas hedge contracts	$2.6 million	Entergy Gulf States Louisiana
Natural gas swaps	Gas hedge contracts	$3.4 million	Entergy Louisiana
Natural gas swaps	Other current liabilities	$2.2 million	Entergy Mississippi

The effects of the Registrant Subsidiaries’ derivative instruments not designated as hedging instruments on their income statements for the three months ended June 30, 2013 and 2012 are as follows:

Instrument	Income Statement Location	Amount of gain (loss) recorded in income	Registrant

2013
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$9.0 million	Entergy Gulf States Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$12.2 million	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$7.9 million	Entergy Mississippi
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($0.1) million	Entergy New Orleans

2012
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$4.7 million	Entergy Gulf States Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$6.5 million	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$4.5 million	Entergy Mississippi

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The effects of the Registrant Subsidiaries’ derivative instruments not designated as hedging instruments on their income statements for the six months ended June 30, 2013 and 2012 are as follows:

Instrument	Income Statement Location	Amount of gain (loss) recorded in income	Registrant

2013
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$2.8 million	Entergy Gulf States Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$3.9 million	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$2.5 million	Entergy Mississippi
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($0.1) million	Entergy New Orleans

2012
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($10.3) million	Entergy Gulf States Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($14.2) million	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($8.9) million	Entergy Mississippi
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($1.5) million	Entergy New Orleans

Fair Values

The estimated fair values of Entergy’s financial instruments and derivatives are determined using bid prices, market quotes, and financial modeling.  Considerable judgment is required in developing the estimates of fair value.  Therefore, estimates are not necessarily indicative of the amounts that Entergy could realize in a current market exchange.  Gains or losses realized on financial instruments other than those instruments held by the Entergy Wholesale Commodities business are reflected in future rates and therefore do not accrue to the benefit or detriment of shareholders.  Entergy considers the carrying amounts of most financial instruments classified as current assets and liabilities to be a reasonable estimate of their fair value because of the short maturity of these instruments.

Accounting standards define fair value as an exit price, or the price that would be received to sell an asset or the amount that would be paid to transfer a liability in an orderly transaction between knowledgeable market participants at the date of measurement.  Entergy and the Registrant Subsidiaries use assumptions or market input data that market participants would use in pricing assets or liabilities at fair value.  The inputs can be readily observable, corroborated by market data, or generally unobservable.  Entergy and the Registrant Subsidiaries endeavor to use the best available information to determine fair value.

Accounting standards establish a fair value hierarchy that prioritizes the inputs used to measure fair value.  The hierarchy establishes the highest priority for unadjusted market quotes in an active market for the identical asset or liability and the lowest priority for unobservable inputs.  The three levels of the fair value hierarchy are:

•
Level 1 - Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the entity has the ability to access at the measurement date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.  Level 1 primarily consists of individually owned common stocks, cash equivalents (temporary cash investments, securitization recovery trust account, and escrow accounts), debt instruments, and gas hedge contracts. See Note 1 to the financial statements in the Form 10-K for a discussion of cash and cash equivalents.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

•
Level 2 - Level 2 inputs are inputs other than quoted prices included in Level 1 that are, either directly or indirectly, observable for the asset or liability at the measurement date.  Assets are valued based on prices derived by independent third parties that use inputs such as benchmark yields, reported trades, broker/dealer quotes, and issuer spreads.  Prices are reviewed and can be challenged with the independent parties and/or overridden by Entergy if it is believed such would be more reflective of fair value.  Level 2 inputs include the following:

-	quoted prices for similar assets or liabilities in active markets;
-	quoted prices for identical assets or liabilities in inactive markets;
-	inputs other than quoted prices that are observable for the asset or liability; or
-	inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 2 consists primarily of individually-owned debt instruments or shares in common trusts.  Common trust funds are stated at estimated fair value based on the fair market value of the underlying investments.

•
Level 3 - Level 3 inputs are pricing inputs that are generally less observable or unobservable from objective sources.  These inputs are used with internally developed methodologies to produce management’s best estimate of fair value for the asset or liability.  Level 3 consists primarily of derivative power contracts used as cash flow hedges of power sales at merchant power plants.

The values for power contract assets or liabilities are based on both observable inputs including public market prices and interest rates, and unobservable inputs such as implied volatilities, unit contingent discounts, expected basis differences, and credit adjusted counterparty interest rates.  They are classified as Level 3 assets and liabilities.  The valuations of these assets and liabilities are performed by the Entergy Wholesale Commodities Risk Control group and sent to the Entergy Wholesale Commodities Back Office and Entergy Nuclear Finance groups for evaluation.  The primary functions of the Entergy Wholesale Commodities Risk Control Group include: gathering, validating and reporting market data, providing market and credit risk analyses and valuations in support of Entergy Wholesale Commodities’s commercial transactions, developing and administering protocols for the management of market and credit risks, implementing and maintaining controls around changes to market data in the energy trading and risk management system, reviewing creditworthiness of counterparties, supporting contract negotiations with new counterparties, administering credit support for contracts, and managing the daily margining process.  The primary functions of the Entergy Wholesale Commodities Back Office are managing the energy trading and risk management system, forecasting revenues, forward positions and analysis, performing contract administration, market and counterparty settlements and revenue reporting and analysis along with maintaining related controls for Entergy Wholesale Commodities.  Both Entergy Wholesale Commodities Risk Control and Entergy Wholesale Commodities Back Office report to the Entergy Wholesale Commodities VP, Finance & Risk Group.  Entergy Nuclear Finance is primarily responsible for the financial planning of Entergy’s utility and non-utility nuclear businesses and has a significant role in accounting for the activities and transactions of the associated companies.  The VP, Chief Financial Officer – Nuclear Operations within Entergy Nuclear Finance reports to the Chief Accounting Officer.

The amounts reflected as the fair value of electricity swaps are based on the estimated amount that the contracts are in-the-money at the balance sheet date (treated as an asset) or out-of-the-money at the balance sheet date (treated as a liability) and would equal the estimated amount receivable or payable by Entergy if the contracts were settled at that date.  These derivative contracts include cash flow hedges that swap fixed for floating cash flows for sales of the output from the Entergy Wholesale Commodities business.  The fair values are based on the mark-to-market comparison between the fixed contract prices and the floating prices determined each period from quoted forward power market prices.  The differences between the fixed price in the swap contract and these market-related prices multiplied by the volume specified in the contract and discounted at the counterparties’ credit adjusted risk free rate are recorded as derivative contract assets or liabilities.  For contracts that have unit contingent terms, a further discount is applied based on the historical relationship between contract and market prices for similar contract terms.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The amounts reflected as the fair values of electricity options are valued based on a Black Scholes model, and are calculated at the end of each month for accounting purposes.  Inputs to the valuation  include end of day forward market prices for the period when the transactions will settle, implied volatilities based on market volatilities provided by a third party data aggregator, and US Treasury rates for a risk-free return rate.  As described further below, prices and implied volatilities are reviewed and can be adjusted if it is determined that there is a better representation of fair value.  As of June 30, 2013, Entergy had in-the-money derivative contracts with a fair value of $94 million with counterparties or their guarantor who are all currently investment grade.  $11 million of the derivative contracts as of June 30, 2013 are out-of-the-money contracts supported by corporate guarantees, which would require additional cash or letters of credit in the event of a decrease in Entergy Corporation’s credit rating to below investment grade.

On a daily basis, Entergy Wholesale Commodities calculates the mark-to-market for all derivative transactions.  Entergy Wholesale Commodities Risk Control Group also validates forward market prices by comparing them to other sources of forward market prices and/or to settlement prices of actual market transactions.  Significant differences are analyzed and potentially adjusted based on these other sources of forward market prices and/or settlement prices of actual market transactions.  Implied volatilities used to value options are also validated using actual counterparty quotes for Entergy Wholesale Commodities transactions when available, and using multiple sources of market implied volatilities.  Moreover, on at least a monthly basis the Office of Corporate Risk Oversight confirms the mark-to-market calculations and prepares price scenarios and credit downgrade scenario analysis.  The scenario analysis is communicated to senior management within Entergy and within Entergy Wholesale Commodities.  Finally, for all proposed derivative transactions an analysis is completed to assess the risk of adding the proposed derivative to Entergy Wholesale Commodities’s portfolio.  In particular, the credit, liquidity, and financial metrics impacts are calculated for this analysis.  This analysis is communicated to senior management within Entergy and Entergy Wholesale Commodities.

The following tables set forth, by level within the fair value hierarchy, Entergy’s assets and liabilities that are accounted for at fair value on a recurring basis as of June 30, 2013 and December 31, 2012.  The assessment of the significance of a particular input to a fair value measurement requires judgment and may affect their placement within the fair value hierarchy levels.

2013	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$225	$-	$-	$225
Decommissioning trust funds (a):
Equity securities	394	2,341	-	2,735
Debt securities	742	990	-	1,732
Power contracts	-	-	94	94
Securitization recovery trust account	37	-	-	37
Escrow accounts	132	-	-	132
	$1,530	$3,331	$94	$4,955

Liabilities:
Power contracts	$-	$-	$11	$11
Gas hedge contracts	7	-	-	7
	$7	$-	$11	$18

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2012	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$420	$-	$-	$420
Decommissioning trust funds (a):
Equity securities	358	2,101	-	2,459
Debt securities	769	962	-	1,731
Power contracts	-	-	191	191
Securitization recovery trust account	46	-	-	46
Escrow accounts	386	-	-	386
	$1,979	$3,063	$191	$5,233

Liabilities:
Power contracts	$-	$-	$13	$13
Gas hedge contracts	8	-	-	8
	$8	$-	$13	$21

(a)
The decommissioning trust funds hold equity and fixed income securities. Equity securities are invested to approximate the returns of major market indices.  Fixed income securities are held in various governmental and corporate securities.  See Note 9 for additional information on the investment portfolios.

The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the three months ended June 30, 2013 and 2012:

	2013	2012
	(In Millions)

Balance as of April 1,	$52	$528

Unrealized gains (losses) from price changes	44	(58)
Unrealized gains on originations	-	6
Realized losses included in earnings	(9)	(1)
Realized gains on settlements	(4)	(100)

Balance as of June 30,	$83	$375

The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the six months ended June 30, 2013 and 2012:

	2013	2012
	(In Millions)

Balance as of January 1,	$178	$312

Unrealized gains (losses) from price changes	(71)	228
Unrealized gains on originations	1	7
Realized losses included in earnings	(23)	(1)
Realized gains on settlements	(2)	(171)

Balance as of June 30,	$83	$375

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table sets forth a description of the types of transactions classified as Level 3 in the fair value hierarchy, and the valuation techniques and significant unobservable inputs to each which cause that classification, as of June 30, 2013:

Transaction Type	Fair Value as of June 30, 2013	Significant Unobservable Inputs	Range from Average %	Effect on Fair Value

Electricity swaps	$47 million	Unit contingent discount	+/-3%	$2 million
Electricity options	$36 million	Implied volatility	+/-16%	$15 million

The following table sets forth an analysis of each of the types of unobservable inputs impacting the fair value of items classified as Level 3 within the fair value hierarchy, and the sensitivity to changes to those inputs:

Significant Unobservable Input	Transaction Type	Position	Change to Input	Effect on Fair Value

Unit contingent discount	Electricity swaps	Sell	Increase (Decrease)	Decrease (Increase)
Implied volatility	Electricity options	Sell	Increase (Decrease)	Increase (Decrease)
Implied volatility	Electricity options	Buy	Increase (Decrease)	Increase (Decrease)

The following table sets forth, by level within the fair value hierarchy, the Registrant Subsidiaries’ assets that are accounted for at fair value on a recurring basis as of June 30, 2013 and December 31, 2012.  The assessment of the significance of a particular input to a fair value measurement requires judgment and may affect its placement within the fair value hierarchy levels.

Entergy Arkansas

2013	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$34.4	$-	$-	$34.4
Decommissioning trust funds (a):
Equity securities	7.1	403.2	-	410.3
Debt securities	76.7	159.5	-	236.2
Securitization recovery trust account	3.6	-	-	3.6
Escrow accounts	38.0	-	-	38.0
	$159.8	$562.7	$-	$722.5

2012	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$24.9	$-	$-	$24.9
Decommissioning trust funds (a):
Equity securities	9.5	374.5	-	384.0
Debt securities	94.3	122.3	-	216.6
Securitization recovery trust account	4.4	-	-	4.4
Escrow accounts	38.0	-	-	38.0
	$171.1	$496.8	$-	$667.9

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Gulf States Louisiana

2013	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$0.6	$-	$-	$0.6
Decommissioning trust funds (a):
Equity securities	4.6	323.3	-	327.9
Debt securities	53.4	134.7	-	188.1
Escrow accounts	21.5	-	-	21.5
	$80.1	$458.0	$-	$538.1

Liabilities:
Gas hedge contracts	$2.1	$-	$-	$2.1

2012	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$0.6	$-	$-	$0.6
Decommissioning trust funds (a):
Equity securities	5.5	283.0	-	288.5
Debt securities	49.5	139.4	-	188.9
Escrow accounts	87.0	-	-	87.0
	$142.6	$422.4	$-	$565.0

Liabilities:
Gas hedge contracts	$2.6	$-	$-	$2.6

Entergy Louisiana

2013	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$2.6	$-	$-	$2.6
Decommissioning trust funds (a):
Equity securities	1.8	197.9	-	199.7
Debt securities	51.9	60.1	-	112.0
Securitization recovery trust account	4.7	-	-	4.7
	$61.0	$258.0	$-	$319.0

Liabilities:
Gas hedge contracts	$2.8	$-	$-	$2.8

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2012	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$29.3	$-	$-	$29.3
Decommissioning trust funds (a):
Equity securities	2.0	173.5	-	175.5
Debt securities	52.6	59.3	-	111.9
Securitization recovery trust account	4.4	-	-	4.4
Escrow accounts	187.0	-	-	187.0
	$275.3	$232.8	$-	$508.1

Liabilities:
Gas hedge contracts	$3.4	$-	$-	$3.4

Entergy Mississippi

2013	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$2.0	$-	$-	$2.0
Escrow accounts	61.8	-	-	61.8
	$63.8	$-	$-	$63.8

Liabilities:
Gas hedge contracts	$1.7	$-	$-	$1.7

2012	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$52.4	$-	$-	$52.4
Escrow accounts	61.8	-	-	61.8
	$114.2	$-	$-	$114.2

Liabilities:
Gas hedge contracts	$2.2	$-	$-	$2.2

Entergy New Orleans

2013	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$27.3	$-	$-	$27.3
Escrow accounts	6.7	-	-	6.7
	$34.0	$-	$-	$34.0

Liabilities:
Gas hedge contracts	$0.1	$-	$-	$0.1

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2012	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$9.1	$-	$-	$9.1
Escrow accounts	10.6	-	-	10.6
	$19.7	$-	$-	$19.7

Entergy Texas

2013	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$16.6	$-	$-	$16.6
Securitization recovery trust account	28.5	-	-	28.5
	$45.1	$-	$-	$45.1

2012	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$59.7	$-	$-	$59.7
Securitization recovery trust account	37.3	-	-	37.3
	$97.0	$-	$-	$97.0

System Energy

2013	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Decommissioning trust funds (a):
Equity securities	$0.6	$323.5	$-	$324.1
Debt securities	145.5	68.0	-	213.5
	$146.1	$391.5	$-	$537.6

2012	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$83.5	$-	$-	$83.5
Decommissioning trust funds (a):
Equity securities	1.6	282.0	-	283.6
Debt securities	141.1	65.9	-	207.0
	$226.2	$347.9	$-	$574.1

(a)
The decommissioning trust funds hold equity and fixed income securities. Equity securities are invested to approximate the returns of major market indices.  Fixed income securities are held in various governmental and corporate securities.  See Note 9 for additional information on the investment portfolios.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

NOTE 9.  DECOMMISSIONING TRUST FUNDS (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, and System Energy)

Entergy holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts.  The NRC requires Entergy subsidiaries to maintain trusts to fund the costs of decommissioning ANO 1, ANO 2, River Bend, Waterford 3, Grand Gulf, Pilgrim, Indian Point 1 and 2, Vermont Yankee, and Palisades (NYPA currently retains the decommissioning trusts and liabilities for Indian Point 3 and FitzPatrick).  The funds are invested primarily in equity securities, fixed-rate fixed-income securities, and cash and cash equivalents.

Entergy records decommissioning trust funds on the balance sheet at their fair value.  Because of the ability of the Registrant Subsidiaries to recover decommissioning costs in rates and in accordance with the regulatory treatment for decommissioning trust funds, the Registrant Subsidiaries have recorded an offsetting amount of unrealized gains/(losses) on investment securities in other regulatory liabilities/assets.  For the nonregulated portion of River Bend, Entergy Gulf States Louisiana has recorded an offsetting amount of unrealized gains/(losses) in other deferred credits.  Decommissioning trust funds for Pilgrim, Indian Point 1 and 2, Vermont Yankee, and Palisades do not meet the criteria for regulatory accounting treatment.  Accordingly, unrealized gains recorded on the assets in these trust funds are recognized in the accumulated other comprehensive income component of shareholders’ equity because these assets are classified as available for sale.  Unrealized losses (where cost exceeds fair market value) on the assets in these trust funds are also recorded in the accumulated other comprehensive income component of shareholders’ equity unless the unrealized loss is other than temporary and therefore recorded in earnings.  Generally, Entergy records realized gains and losses on its debt and equity securities using the specific identification method to determine the cost basis of its securities.

The securities held as of June 30, 2013 and December 31, 2012 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)

2013
Equity Securities	$2,735	$929	$1
Debt Securities	1,732	63	25
Total	$4,467	$992	$26

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)

2012
Equity Securities	$2,459	$662	$1
Debt Securities	1,731	116	5
Total	$4,190	$778	$6

Deferred taxes on unrealized gains/(losses) are recorded in other comprehensive income for the decommissioning trusts which do not meet the criteria for regulatory accounting treatment as described above. Unrealized gains/(losses) above are reported before deferred taxes of $256 million and $211 million as of June 30, 2013 and December 31, 2012, respectively.  The amortized cost of debt securities was $1,701 million as of June 30, 2013 and $1,637 million as of December 31, 2012.  As of June 30, 2013, the debt securities have an average coupon rate of approximately 3.62%, an average duration of approximately 5.19 years, and an average maturity of approximately 7.99 years.  The equity securities are generally held in funds that are designed to approximate or somewhat exceed the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the securities are held in funds intended to replicate the return of the Wilshire 4500 Index or the Russell 3000 Index.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of June 30, 2013:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$29	$1	$700	$22
More than 12 months	-	-	37	3
Total	$29	$1	$737	$25

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2012:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$37	$1	$175	$1
More than 12 months	20	-	48	4
Total	$57	$1	$223	$5

The unrealized losses in excess of twelve months on equity securities above relate to Entergy’s Utility operating companies and System Energy.

The fair value of debt securities, summarized by contractual maturities, as of June 30, 2013 and December 31, 2012 are as follows:

	2013	2012
	(In Millions)
less than 1 year	$78	$53
1 year - 5 years	692	681
5 years - 10 years	555	562
10 years - 15 years	150	164
15 years - 20 years	64	61
20 years+	193	210
Total	$1,732	$1,731

During the three months ended June 30, 2013 and 2012, proceeds from the dispositions of securities amounted to $382 million and $409 million, respectively.  During the three months ended June 30, 2013 and 2012, gross gains of $16 million and $11 million, respectively, and gross losses of $1 million and $2 million, respectively, were reclassified out of other comprehensive income or other regulatory liabilities/assets into earnings.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

During the six months ended June 30, 2013 and 2012, proceeds from the dispositions of securities amounted to $780 million and $945 million, respectively.  During the six months ended June 30, 2013 and 2012, gross gains of $22 million and $23 million, respectively, and gross losses of $3 million and $4 million, respectively, were reclassified out of other comprehensive income or other regulatory liabilities/assets into earnings.

Entergy Arkansas

Entergy Arkansas holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts.  The securities held as of June 30, 2013 and December 31, 2012 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2013
Equity Securities	$410.3	$158.8	$-
Debt Securities	236.2	6.9	4.0
Total	$646.5	$165.7	$4.0

2012
Equity Securities	$384.0	$116.1	$-
Debt Securities	216.6	14.5	0.2
Total	$600.6	$130.6	$0.2

The amortized cost of debt securities was $233.4 million as of June 30, 2013 and $202.3 million as of December 31, 2012.  As of June 30, 2013, the debt securities have an average coupon rate of approximately 2.82%, an average duration of approximately 5.25 years, and an average maturity of approximately 6.01 years.  The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of June 30, 2013:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$0.3	$-	$132.4	$3.9
More than 12 months	-	-	2.4	0.1
Total	$0.3	$-	$134.8	$4.0

           The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2012:

Entergy Corporation and Subsidiaries
Notes to Financial Statements

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$0.2	$-	$24.4	$0.2
More than 12 months	-	-	1.0	-
Total	$0.2	$-	$25.4	$0.2

The fair value of debt securities, summarized by contractual maturities, as of June 30, 2013 and December 31, 2012 are as follows:

	2013	2012
	(In Millions)

less than 1 year	$7.6	$8.8
1 year - 5 years	100.9	98.6
5 years - 10 years	115.2	93.1
10 years - 15 years	3.3	5.1
15 years - 20 years	0.9	-
20 years+	8.3	11.0
Total	$236.2	$216.6

During the three months ended June 30, 2013 and 2012, proceeds from the dispositions of securities amounted to $87 million and $33.7 million, respectively.  During the three months ended June 30, 2013 and 2012, gross gains of $7.3 million and $0.7 million, respectively, and gross losses of $.01 million and $0.04 million, respectively were reclassified out of other regulatory liabilities/assets into earnings.

During the six months ended June 30, 2013 and 2012, proceeds from the dispositions of securities amounted to $143.1 million and $88.4 million, respectively.  During the six months ended June 30, 2013 and 2012, gross gains of $8.7 million and $2.7 million, respectively, and gross losses of $0.1 million and $0.04 million, respectively were reclassified out of other regulatory liabilities/assets into earnings.

Entergy Gulf States Louisiana

Entergy Gulf States Louisiana holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts.  The securities held as of June 30, 2013 and December 31, 2012 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2013
Equity Securities	$327.9	$101.5	$0.4
Debt Securities	188.1	9.0	2.4
Total	$516.0	$110.5	$2.8

2012
Equity Securities	$288.5	$69.8	$-
Debt Securities	188.9	15.8	0.1
Total	$477.4	$85.6	$0.1

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The amortized cost of debt securities was $179.9 million as of June 30, 2013 and $174.1 million as of December 31, 2012.  As of June 30, 2013, the debt securities have an average coupon rate of approximately 4.61%, an average duration of approximately 5.45 years, and an average maturity of approximately 8.17 years.  The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of June 30, 2013:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$11.7	$0.4	$59.8	$2.4
More than 12 months	-	-	-	-
Total	$11.7	$0.4	$59.8	$2.4

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2012:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$1.2	$-	$9.1	$0.1
More than 12 months	1.0	-	-	-
Total	$2.2	$-	$9.1	$0.1

The fair value of debt securities, summarized by contractual maturities, as of June 30, 2013 and December 31, 2012 are as follows:

	2013	2012
	(In Millions)

less than 1 year	$9.4	$8.0
1 year - 5 years	40.8	43.5
5 years - 10 years	63.3	63.5
10 years - 15 years	55.9	55.8
15 years - 20 years	8.9	8.5
20 years+	9.8	9.6
Total	$188.1	$188.9

During the three months ended June 30, 2013 and 2012, proceeds from the dispositions of securities amounted to $23.4 million and $22.7 million, respectively.  During the three months ended June 30, 2013 and 2012, gross gains of $5.2 million and $0.9 million, respectively, and gross losses of $0.01 million and $0.03 million, respectively, were reclassified out of other regulatory liabilities/assets into earnings.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

During the six months ended June 30, 2013 and 2012, proceeds from the dispositions of securities amounted to $46.7 million and $60.8 million, respectively.  During the six months ended June 30, 2013 and 2012, gross gains of $6.3 million and $2.4 million, respectively, and gross losses of $0.01 million and $0.03 million, respectively, were reclassified out of other regulatory liabilities/assets into earnings.

Entergy Louisiana

Entergy Louisiana holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts.  The securities held as of June 30, 2013 and December 31, 2012 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2013
Equity Securities	$199.7	$71.2	$-
Debt Securities	112.0	5.9	1.3
Total	$311.7	$77.1	$1.3

2012
Equity Securities	$175.5	$48.9	$0.1
Debt Securities	111.9	9.4	0.1
Total	$287.4	$58.3	$0.2

The amortized cost of debt securities was $107.3 million as of June 30, 2013 and $102.6 million as of December 31, 2012.  As of June 30, 2013, the debt securities have an average coupon rate of approximately 3.53%, an average duration of approximately 5.07 years, and an average maturity of approximately 9 years.  The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of June 30, 2013:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$0.3	$-	$29.0	$1.2
More than 12 months	-	-	0.4	0.1
Total	$0.3	$-	$29.4	$1.3

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2012:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$0.7	$-	$3.4	$-
More than 12 months	5.6	0.1	0.5	0.1
Total	$6.3	$0.1	$3.9	$0.1

The fair value of debt securities, summarized by contractual maturities, as of June 30, 2013 and December 31, 2012 are as follows:

	2013	2012
	(In Millions)

less than 1 year	$13.4	$1.9
1 year - 5 years	33.6	42.3
5 years - 10 years	25.6	24.9
10 years - 15 years	16.0	18.8
15 years - 20 years	2.4	1.7
20 years+	21.0	22.3
Total	$112.0	$111.9

During the three months ended June 30, 2013 and 2012, proceeds from the dispositions of securities amounted to $5.9 million and $3.5 million, respectively.  During the three months ended June 30, 2013 and 2012, gross gains of $0.01 million and $0.01 million, respectively, and gross losses of $0.01 million and $0.03 million, respectively, were reclassified out of other regulatory liabilities/assets into earnings.

During the six months ended June 30, 2013 and 2012, proceeds from the dispositions of securities amounted to $9.5 million and $10.3 million, respectively.  During the six months ended June 30, 2013 and 2012, gross gains of $0.05 million and $0.04 million, respectively, and gross losses of $0.02 million and $0.03 million, respectively, were reclassified out of other regulatory liabilities/assets into earnings.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

System Energy

System Energy holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts.  The securities held as of June 30, 2013 and December 31, 2012 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2013
Equity Securities	$324.1	$99.9	$-
Debt Securities	213.5	4.6	1.8
Total	$537.6	$104.5	$1.8

2012
Equity Securities	$283.6	$63.6	$0.2
Debt Securities	207.0	9.3	0.1
Total	$490.6	$72.9	$0.3

The amortized cost of debt securities was $210.5 million as of June 30, 2013 and $197.8 million as of December 31, 2012.  As of June 30, 2013, the debt securities have an average coupon rate of approximately 2.54%, an average duration of approximately 4.41 years, and an average maturity of approximately 5.98 years.  The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of June 30, 2013:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$0.8	$-	$92.2	$1.8
More than 12 months	-	-	-	-
Total	$0.8	$-	$92.2	$1.8

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2012:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$1.4	$-	$15.5	$0.1
More than 12 months	13.0	0.2	-	-
Total	$14.4	$0.2	$15.5	$0.1

The fair value of debt securities, summarized by contractual maturities, as of June 30, 2013 and December 31, 2012 are as follows:

	2013	2012
	(In Millions)

less than 1 year	$1.7	$1.3
1 year - 5 years	138.2	128.7
5 years - 10 years	51.1	53.9
10 years - 15 years	2.1	2.3
15 years - 20 years	1.6	1.4
20 years+	18.8	19.4
Total	$213.5	$207.0

During the three months ended June 30, 2013 and 2012, proceeds from the dispositions of securities amounted to $65.6 million and $97.8 million, respectively.  During the three months ended June 30, 2013 and 2012, gross gains of $0.8 million and $1.8 million, respectively, and gross losses of $0.3 million and $0.1 million, respectively, were reclassified out of other regulatory liabilities/assets into earnings.

During the six months ended June 30, 2013 and 2012, proceeds from the dispositions of securities amounted to $91.2 million and $223.2 million, respectively.  During the six months ended June 30, 2013 and 2012, gross gains of $0.8 million and $3.0 million, respectively, and gross losses of $0.4 million and $0.2 million, respectively, were reclassified out of other regulatory liabilities/assets into earnings.

Other-than-temporary impairments and unrealized gains and losses

Entergy, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, and System Energy evaluate unrealized losses at the end of each period to determine whether an other-than-temporary impairment has occurred.  The assessment of whether an investment in a debt security has suffered an other-than-temporary impairment is based on whether Entergy has the intent to sell or more likely than not will be required to sell the debt security before recovery of its amortized costs.  Further, if Entergy does not expect to recover the entire amortized cost basis of the debt security, an other-than-temporary impairment is considered to have occurred and it is measured by the present value of cash flows expected to be collected less the amortized cost basis (credit loss).  Entergy did not have any material other-than-temporary impairments relating to credit losses on debt securities for the three and six months ended June 30, 2013 and 2012.  The assessment of whether an investment in an equity security has suffered an other-than-temporary impairment continues to be based on a number of factors including, first, whether Entergy has the ability and intent to hold the investment to recover its value, the duration and severity of any losses, and, then, whether it is expected that the investment

Entergy Corporation and Subsidiaries
Notes to Financial Statements

will recover its value within a reasonable period of time.  Entergy’s trusts are managed by third parties who operate in accordance with agreements that define investment guidelines and place restrictions on the purchases and sales of investments.  Entergy did not record material charges to other income in the three and six months ended June 30, 2013 and 2012, respectively, resulting from the recognition of the other-than-temporary impairment of certain equity securities held in its decommissioning trust funds.

NOTE 10.  INCOME TAXES (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

See Income Tax Litigation, Income Tax Audits, and Other Tax Matters in Note 3 to the financial statements in the Form 10-K for a discussion of income tax proceedings, income tax audits, and other income tax matters involving Entergy.  As discussed in the Form 10-K, oral argument in PPL’s U.K. Windfall Tax case at the United States Supreme Court was heard in February 2013.  On May 20, 2013, the Supreme Court issued a unanimous decision in PPL’s favor, holding that the U.K. Windfall Tax is a creditable tax for U.S. federal income tax purposes.  On May 28, 2013, the Supreme Court denied the petition for certiorari filed by the Commissioner of Internal Revenue in Entergy’s U.K. Windfall Tax case, allowing Entergy’s favorable decision from the United States Court of Appeals for the Fifth Circuit to become final.

In March 2013, Entergy Louisiana distributed to its parent, Entergy Louisiana Holdings, Inc., Louisiana income tax credits of $20.6 million which resulted in a decrease in Entergy Louisiana’s member’s equity account.

NOTE 11.  PROPERTY, PLANT, AND EQUIPMENT (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Construction Expenditures in Accounts Payable

Construction expenditures included in accounts payable at June 30, 2013 are $141.9 million for Entergy, $31.9 million for Entergy Arkansas, $17.3 million for Entergy Gulf States Louisiana, $34.5 million for Entergy Louisiana, $1.8 million for Entergy Mississippi, $2.7 million for Entergy New Orleans, $1.1 million for Entergy Texas, and $5.9 million for System Energy.  Construction expenditures included in accounts payable at December 31, 2012 are $267 million for Entergy, $56.3 million for Entergy Arkansas, $9.7 million for Entergy Gulf States Louisiana, $110.4 million for Entergy Louisiana, $4.8 million for Entergy Mississippi, $1.9 million for Entergy New Orleans, $8.6 million for Entergy Texas, and $13.5 million for System Energy.

Impairment of Long-Lived Assets

See “Impairment of Long-Lived Assets” in Note 1 to the financial statements in the Form 10-K for a discussion of the periodic reviews that Entergy performs whenever events or changes in circumstances indicate that the recoverability of long-lived assets is uncertain.  Following are updates to that discussion regarding the Vermont Yankee nuclear power plant.

First, as discussed in the Form 10-K, Entergy is seeking a Certificate of Public Good from the Vermont Public Service Board (VPSB) for operation of Vermont Yankee until March 2032.  In June 2013, the VPSB completed hearings on that petition and established a schedule providing for proposals for decision and initial briefs to be filed in August 2013 and reply briefs to be filed in September 2013.  Second, as discussed in the Form 10-K, the New England Coalition in December 2012 filed a complaint in the Vermont Supreme Court seeking an order to shut down Vermont Yankee while its Certificate of Public Good application is pending, and Entergy moved to dismiss that complaint.  On March 25, 2013, the Vermont Supreme Court granted Entergy’s motion and dismissed the complaint.  Third, as discussed in the Form 10-K, Entergy appealed a January 2013 order of the VPSB that made ripe for appeal two earlier orders in which the VPSB had found that the state’s timely renewal law, 3 V.S.A. § 814(b), did not apply to certain conditions in the orders issued by the VPSB in 2002 and 2006 precluding Vermont Yankee’s operation after March 21, 2012.  Briefing of this appeal has been completed and the Vermont Supreme Court has scheduled oral argument for October 2, 2013.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Fourth, as discussed in the Form 10-K, in February 2013, the VPSB issued a notice allowing comments to be filed regarding Vermont Yankee’s petition for a Certificate of Public Good to install a diesel generator to enable it to comply with the NRC’s station blackout requirements.  On June 6, 2013, the VPSB issued a Certificate of Public Good for the diesel generator, allowing construction to begin on a schedule that is expected to enable Vermont Yankee to meet the September 1, 2013 deadline for compliance with these NRC requirements.

Impairment of Vermont Yankee in First Quarter 2012

See the Form 10-K for a discussion of the impairment charge recorded for the Vermont Yankee plant in the first quarter 2012.

NOTE 12.  VARIABLE INTEREST ENTITIES (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

See Note 18 to the financial statements in the Form 10-K for a discussion of variable interest entities.  See Note 4 to the financial statements herein for details of the nuclear fuel companies’ credit facility and commercial paper borrowings and long-term debt.

Entergy Louisiana and System Energy are each considered to hold a variable interest in the lessors from which they lease, respectively, undivided interests representing approximately 9.3% of the Waterford 3 and 11.5% of the Grand Gulf nuclear plants.  Entergy Louisiana and System Energy are the lessees under these arrangements, which are described in more detail in Note 10 to the financial statements in the Form 10-K.  Entergy Louisiana made payments on its lease, including interest, of $18.5 million and $26.8 million in the six months ended June 30, 2013 and 2012, respectively.  System Energy made payments on its lease, including interest, of $46.8 million and $48.1 million in the six months ended June 30, 2013 and 2012, respectively.

NOTE 13.  ASSET RETIREMENT OBLIGATIONS  (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

See Note 9 to the financial statements in the Form 10-K for a discussion of asset retirement obligations.  Following is an update to that discussion.

 In the first quarter of 2013, Entergy Wholesale Commodities recorded a revision to its estimated decommissioning cost liability for a nuclear site as a result of a revised decommissioning cost study.  The revised estimate resulted in a $46.6 million reduction in the decommissioning cost liability, along with a corresponding reduction in the related asset retirement cost asset.
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

Part I, Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of June 30, 2013, evaluations were performed under the supervision and with the participation of Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy (individually “Registrant” and collectively the “Registrants”) management, including their respective Principal Executive Officers (PEO) and Principal Financial Officers (PFO).  The evaluations assessed the effectiveness of the Registrants’ disclosure controls and procedures.  Based on the evaluations, each PEO and PFO has concluded that, as to the Registrant or Registrants for which they serve as PEO or PFO, the Registrant’s or Registrants’ disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms; and that the Registrant’s or Registrants’ disclosure controls and procedures are also effective in reasonably assuring that such information is accumulated and communicated to the Registrant’s or Registrants’ management, including their respective PEOs and PFOs, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

Under the supervision and with the participation of each Registrants’ management, including its respective PEO and PFO, each Registrant evaluated changes in internal control over financial reporting that occurred during the quarter ended June 30, 2013 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Plan to Spin Off the Utility’s Transmission Business

See the “Plan to Spin Off the Utility’s Transmission Business” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis in the Form 10-K and herein for a discussion of Entergy’s plan to spin off its transmission business and merge it with a newly formed subsidiary of ITC Holdings Corp., including the planned retirement of debt and preferred securities.

Results of Operations

Net Income

Second Quarter 2013 Compared to Second Quarter 2012

Net income decreased $5.3 million primarily due to higher other operation and maintenance expenses, a higher effective income tax rate, and higher interest expense, partially offset by higher other income.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Net income decreased $4.4 million primarily due to higher other operation and maintenance expenses, a higher effective income tax rate, higher interest expense, and higher depreciation and amortization expenses, partially offset by higher net revenue and higher other income.

Net Revenue

Second Quarter 2013 Compared to Second Quarter 2012

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory credits.  Following is an analysis of the change in net revenue comparing the second quarter 2013 to the second quarter 2012:

Amount
(In Millions)

2012 net revenue	$327.2
Volume/weather	(15.5)
ANO decommissioning trust	(7.6)
Retail electric price	10.3
MISO deferral	11.1
2013 net revenue	$325.5

The volume/weather variance is primarily due to a decrease of 178 GWh, or 4%, in weather-adjusted usage across all customer classes.  The decrease in weather-adjusted usage in the residential class was partially offset by the effect of more favorable weather on residential sales in the second quarter 2013 compared to the same period in the prior year.

The ANO decommissioning trust variance is primarily due to the deferral of investment gains from the ANO 1 decommissioning trust in 2013 in accordance with regulatory treatment.  The gains resulted in an increase in 2013 in other income and a corresponding increase in regulatory charges with no effect on net income.

Entergy Arkansas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

The retail electric price variance is primarily due to:

•
an increase in the capacity acquisition rider, as approved by the APSC, effective with the first billing cycle of December 2012, relating to the Hot Spring plant acquisition.  The net income effect of the Hot Spring plant cost recovery is limited to a portion representing an allowed return on equity on the net plant investment with the remainder offset by the Hot Spring plant costs in other operation and maintenance expenses, depreciation expenses, and taxes other than income taxes; and

•
an increase in the energy efficiency rider, as approved by the APSC,  effective July 2012.  Energy efficiency revenues are offset by costs included in other operation and maintenance expenses and have no effect on net income.

The MISO deferral variance is due to the deferral in April 2013, as approved by the APSC, of costs incurred since March 2010 related to the transition and implementation of joining the MISO RTO.

Gross operating revenues, fuel and purchased power expenses, and other regulatory credits

Gross operating revenues increased primarily due to:

•
the June 2012 AmerenUE refund of $30.6 million, including interest, in rough production cost equalization payments collected from AmerenUE.  Entergy Arkansas had previously recorded a regulatory provision for the potential refund to AmerenUE.  The result of the refund in 2012 was a decrease in gross revenues with an offsetting increase in other regulatory credits.  See Note 2 to the financial statements in the Form 10-K for a discussion of the FERC order in the System Agreement Cost Equalization Proceedings;

•	an increase of $9.7 million primarily due to the increase in the capacity acquisition rider, as discussed above; and
•	an increase of $5 million in rider revenues due to an increase in the energy efficiency rider effective July 2012, as discussed above.

The increase was partially offset by a decrease of $25.8 million in fuel cost recovery revenues as a result of lower fuel rates and the decrease related to volume/weather, as discussed above.

Fuel and purchased power expenses decreased primarily due to a decrease in the recovery from customers of deferred fuel costs, partially offset by increased purchased power costs and gas-fired generation due to an increase in demand as a result of the ANO extended outage and an increase in the average market prices of purchased power and natural gas.

Other regulatory credits decreased primarily due to the June 2012 refund to AmerenUE, as discussed above, partially offset by the deferral of MISO costs in April 2013, as discussed above.

Entergy Arkansas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory credits.  Following is an analysis of the change in net revenue comparing the six months ended June 30, 2013 to the six months ended June 30, 2012:

Amount
(In Millions)

2012 net revenue	$590.0
Retail electric price	25.5
MISO deferral	11.1
ANO decommissioning trust	(6.8)
Volume/weather	(8.6)
Other	3.1
2013 net revenue	$614.3

The retail electric price variance is primarily due to:

•
an increase in the capacity acquisition rider, as approved by the APSC, effective with the first billing cycle of December 2012, relating to the Hot Spring plant acquisition.  The net income effect of the Hot Spring plant cost recovery is limited to a portion representing an allowed return on equity on the net plant investment with the remainder offset by the Hot Spring plant costs in other operation and maintenance expenses, depreciation expenses, and taxes other than income taxes; and

•
an increase in the energy efficiency rider, as approved by the APSC, effective July 2012.  Energy efficiency revenues are offset by costs included in other operation and maintenance expenses and have no effect on net income.

The MISO deferral variance is due to the deferral in April 2013, as approved by the APSC, of costs incurred since March 2010 related to the transition and implementation of joining the MISO RTO.

The ANO decommissioning trust variance is primarily due to the deferral of investment gains from the ANO 1 decommissioning trust in 2013 in accordance with regulatory treatment.  The gains resulted in an increase in 2013 in other income and a corresponding increase in regulatory charges with no effect on net income.

The volume/weather variance is primarily due to a decrease of 236 GWh, or 2%, in weather-adjusted usage across all customer classes.  The decrease in weather-adjusted usage in the residential class was more than offset by the effect of more favorable weather on residential sales in 2013 compared to the same period in the prior year.

Gross operating revenues, fuel and purchased power expenses, and other regulatory credits

Gross operating revenues increased primarily due to:

•
the June 2012 AmerenUE refund of $30.6 million, including interest, in rough production cost equalization payments collected from AmerenUE.  Entergy Arkansas had previously recorded a regulatory provision for the potential refund to AmerenUE.  The result of the refund in 2012 was a decrease in gross revenues with an offsetting increase in other regulatory credits.  See Note 2 to the financial statements in the Form 10-K for a discussion of the FERC order in the System Agreement Cost Equalization Proceedings;

•	an increase of $25.9 million in gross wholesale revenues primarily due to increased sales to affiliated customers and higher prices;
•	an increase of $19.7 million primarily due to the increase in the capacity acquisition rider, as discussed above;
•	an increase of $12.3 million in rider revenues primarily due to an increase in the Grand Gulf rate effective January 2013;

Entergy Arkansas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

•
an increase of $12.1 million in rider revenues related to higher System Agreement production cost equalization payments.  These revenues are offset in deferred fuel expenses.  See Note 2 to the financial statements herein and in the Form 10-K for a discussion of the FERC orders in the System Agreement production cost equalization proceedings; and

•	an increase of $10.9 million in rider revenues due to an increase in the energy efficiency rider effective July 2012, as discussed above.

The increase was partially offset by a decrease of $31.3 million in fuel cost recovery revenues as a result of lower fuel rates, and the decrease related to volume/weather, as discussed above.

Fuel and purchased power expenses increased primarily due to:

•
increased purchased power costs and gas-fired generation due to an increase in demand as a result of the ANO extended outage as well as increases in the average market prices of purchased power and natural gas; and

•	higher costs related to System Agreement production cost equalization payments, as discussed above.

The increase was partially offset by a decrease in the recovery from customers of deferred fuel costs.

Other regulatory credits decreased primarily due to the June 2012 refund to AmerenUE, as discussed above, partially offset by the deferral of MISO costs in April 2013, as discussed above.

Other Income Statement Variances

Second Quarter 2013 Compared to Second Quarter 2012

Other operation and maintenance expenses increased primarily due to an increase of $14 million resulting from costs related to the generator stator incident at ANO, including an offset for expected insurance proceeds.  See “ANO Damage and Outage” below for further discussion of the incident.  The increase was partially offset by the effects of recording the final court decision in the Entergy Arkansas lawsuit against the U.S. Department of Energy related to spent nuclear fuel disposal.  The damages awarded include the reimbursement of approximately $3.2 million of spent nuclear fuel storage costs previously recorded as other operation and maintenance expense.  The spent nuclear fuel disposal litigation is discussed in more detail in Part II, Item 5, “Spent Nuclear Fuel.”

Interest expense increased primarily due to the issuance of $200 million of 4.9% Series first mortgage bonds in December 2012.

Depreciation and amortization expenses decreased primarily due to the effects of recording the final court decision in the Entergy Arkansas lawsuit against the U.S. Department of Energy related to spent nuclear fuel disposal.  The damages awarded include the reimbursement of approximately $3.6 million of spent nuclear fuel storage costs previously recorded as depreciation expense.  This decrease was substantially offset by the increase in depreciation and amortization expenses due to the acquisition of the Hot Spring plant in November 2012.  The spent nuclear fuel disposal litigation is discussed in more detail in Part II, Item 5, “Spent Nuclear Fuel.”

Other income increased primarily due to higher realized gains in 2013 on the ANO 1 decommissioning trust fund investments.  There is no effect on net income as these investment gains are offset by a corresponding amount of regulatory charges.

Entergy Arkansas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Other operation and maintenance expenses increased primarily due to:

•
an increase of $14 million resulting from costs related to the generator stator incident at ANO, including an offset for expected insurance proceeds.  See “ANO Damage and Outage” below for further discussion of the incident;

•	an increase of $9.3 million in fossil-fueled generation expenses primarily due to the addition of the Hot Spring plant in November 2012; and

•
an increase of $4.4 million in compensation and benefits costs primarily due to a decrease in the discount rates used to determine net periodic pension and other postretirement benefit costs.  See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates" in the Form 10-K and Note 6 to the financial statements herein for further discussion of benefits costs.

The increase was partially offset by the effects of recording the final court decision in the Entergy Arkansas lawsuit against the U.S. Department of Energy related to spent nuclear fuel disposal.  The damages awarded include the reimbursement of approximately $3.2 million of spent nuclear fuel storage costs previously recorded as other operation and maintenance expense.  The spent nuclear fuel disposal litigation is discussed in more detail in Part II, Item 5, “Spent Nuclear Fuel.”

Depreciation and amortization expenses increased primarily due to the acquisition of the Hot Spring plant in November 2012, partially offset by the effects of recording the final court decision in the Entergy Arkansas lawsuit against the U.S. Department of Energy related to spent nuclear fuel disposal.  The damages awarded include the reimbursement of approximately $3.6 million of spent nuclear fuel storage costs previously recorded as depreciation expense.    The spent nuclear fuel disposal litigation is discussed in more detail in Part II, Item 5, “Spent Nuclear Fuel.”

Interest expense increased primarily due to the issuance of $200 million of 4.9% Series first mortgage bonds in December 2012.

Other income increased primarily due to higher realized gains in 2013 on the ANO 1 decommissioning trust fund investments.  There is no effect on net income as these investment gains are offset by a corresponding amount of regulatory charges.

Income Taxes

The effective income tax rate was 43.4% for the second quarter 2013 and 44.7% for the six months ended June 30, 2013.  The differences in the effective income tax rates for the second quarter 2013 and the six months ended June 30, 2013 versus the federal statutory rate of 35% were due to state income taxes, certain book and tax differences related to utility plant items, and the provision for uncertain tax positions, partially offset by book and tax differences related to the allowance for equity funds used during construction.

The effective income tax rate was 35.5% for the second quarter 2012 and 38.3% for the six months ended June 30, 2012.  The difference in the effective income tax rate for the second quarter 2012 versus the statutory rate of 35% was primarily due to state income taxes and book and tax differences related to the allowance for equity funds used during construction.  The difference in the effective income tax rate for the six months ended June 30, 2012 versus the federal statutory rate of 35% was primarily due to certain book and tax differences related to utility plant items, partially offset by the reversal of a portion of the provision for uncertain tax positions.

ANO Damage and Outage

On March 31, 2013, during a scheduled refueling outage at ANO 1, a contractor-owned and operated heavy-lifting apparatus collapsed while moving the generator stator out of the turbine building.  The collapse resulted in the death of an ironworker and injuries to several other contract workers, caused ANO 2 to shut down, and damaged the ANO turbine building.  The turbine building serves both ANO 1 and 2 and is a non-radiological area of the plant.  Entergy Arkansas is in the process of repairing this damage and readying ANO 1 to return to operation.  ANO 2 reconnected to the grid on April 28, 2013.  Restoration and restart efforts with respect to ANO 1 are ongoing and are expected to be complete before September 30, 2013.  The total cost of assessment, restoration

Entergy Arkansas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

of off-site power, site restoration, debris removal, and replacement of damaged property and equipment is currently estimated to be in the range of $95 million to $120 million.   This estimate may change through the conclusion of restoration activities.  In addition, Entergy Arkansas incurred replacement power costs for ANO 2 power during its outage and is incurring incremental replacement power costs for ANO 1 power because the outage extended beyond the originally-planned duration of the refueling outage.  Each of the Utility operating companies has recovery mechanisms in place designed to recover its prudently-incurred fuel and purchased power costs.

Entergy Arkansas is assessing its options for recovering damages that resulted from the stator drop, including its insurance coverage and legal action.  Entergy is a member of Nuclear Electric Insurance Limited (NEIL), a mutual insurance company that provides property damage coverage to the members’ nuclear generating plants, including ANO.  NEIL has notified Entergy that it believes that a $50 million course of construction sublimit applies to any loss associated with the lifting apparatus failure and stator drop at ANO.  Entergy has responded that it disagrees with NEIL's position and is evaluating its options for enforcing its rights under the policy.  On July 12, 2013, Entergy Arkansas filed a complaint in the Circuit Court in Pope County, Arkansas against the owner of the heavy-lifting apparatus that collapsed, an engineering firm, a general contractor, and certain individuals asserting claims of breach of contract, negligence, and gross negligence in connection with their responsibility for the stator drop.

In the second quarter 2013, Entergy Arkansas recorded an insurance receivable of $50 million based on the minimum amount that it expects to receive from NEIL.  This $50 million receivable completely offset the approximately $41 million of capital spending and also offset approximately $9 million of the operation and maintenance expenses incurred for the recovery through June 30, 2013.  Entergy Arkansas has incurred approximately $14 million in operation and maintenance expense in excess of its insurance receivable as of June 30, 2013.

Liquidity and Capital Resources

Cash Flow

Cash flows for the six months ended June 30, 2013 and 2012 were as follows:

	2013	2012
	(In Thousands)

Cash and cash equivalents at beginning of period	$34,533	$22,599

Cash flow provided by (used in):
Operating activities	15,047	145,931
Investing activities	(312,498)	(155,234)
Financing activities	305,920	2,119
Net increase (decrease) in cash and cash equivalents	8,469	(7,184)

Cash and cash equivalents at end of period	$43,002	$15,415

Operating Activities

           Net cash flow provided by operating activities decreased $130.9 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 primarily due to:

•
income tax payments of $211.4 million in 2013 compared to income tax refunds of $6.9 million in 2012.  Entergy Arkansas had income tax payments in 2013 in accordance with the Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement.  The income tax payments in 2013 resulted primarily from the reversal of temporary differences for which Entergy Arkansas had previously claimed a tax deduction;

Entergy Arkansas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

•	approximately $25 million in spending related to the generator stator incident at ANO, as discussed above;
•
$22.6 million in storm restoration spending in 2013 resulting from the December 2012 Winter storm which caused significant damage to Entergy Arkansas’s distribution lines, equipment, poles and other facilities; and

•	decreased recovery of deferred fuel costs from customers.

These decreases were offset by:

•	a $156 million System Agreement bandwidth remedy payment made in January 2012 as a result of the payment required to implement the FERC’s remedy for the period June – December 2005;
•	a $30.6 million June 2012 refund to AmerenUE, as discussed above; and
•	an $11.9 million decrease in pension contributions in 2013 compared to the same period in prior year.

See Note 2 to the financial statements in the Form 10-K for a discussion of the System Agreement bandwidth remedy payment. See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates" in the Form 10-K and Note 6 to the financial statements herein for a discussion of qualified pension and other postretirement benefits funding.

Investing Activities

Net cash flow used in investing activities increased $157.3 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 primarily due to:

•	money pool activity;
•	approximately $41 million in spending related to the generator stator incident at ANO, as discussed above; and
•	an increase of $39.6 million in distribution construction expenditures due to the December 2012 winter storm.

The increase was partially offset by a decrease in transmission construction expenditures due to higher reliability work performed in 2012.

Increases in Entergy Arkansas’s receivable from the money pool are a use of cash flow, and Entergy Arkansas’s receivable from the money pool increased by $75.8 million for the six months ended June 30, 2013 compared to decreasing by $17.4 million for the six months ended June 30, 2012.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

Net cash flow provided by financing activities increased $303.8 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 primarily due to the issuance of $250 million of 3.05% Series first mortgage bonds in May 2013 and $125 million of 4.75% Series first mortgage bonds in June 2013, and a decrease in the net repayment of borrowings from the Entergy Arkansas nuclear fuel company variable interest entity credit facility. The increase was partially offset by money pool activity and the retirement, at maturity, of $30 million 9% Series H notes by the Entergy Arkansas nuclear fuel company variable interest entity in June 2013.

Increases in Entergy Arkansas’s payable to the money pool are a source of cash flow, and Entergy Arkansas’s payable to the money pool increased by $46.2 million for the six months ended June 30, 2013.

Entergy Arkansas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

Capital Structure

Entergy Arkansas’s capitalization is balanced between equity and debt, as shown in the following table.  The increase in the debt to capital ratio for Entergy Arkansas as of June 30, 2013 is primarily due to an increase in long-term debt as a result of the issuance of $250 million of 3.05% Series first mortgage bonds in May 2013 and $125 million of 4.75% Series first mortgage bonds in June 2013.

	June 30, 2013	December 31, 2012

Debt to capital	59.0%	56.0%
Effect of excluding the securitization bonds	(1.0%)	(1.2%)
Debt to capital, excluding securitization bonds (a)	58.0%	54.8%
Effect of subtracting cash	(0.4%)	(0.4%)
Net debt to net capital, excluding securitization bonds (a)	57.6%	54.4%

(a)	Calculation excludes the securitization bonds, which are non-recourse to Entergy Arkansas.

Net debt consists of debt less cash and cash equivalents.  Debt consists of short-term borrowings and long-term debt, including the currently maturing portion.  Capital consists of debt, preferred stock without sinking fund, and common equity.  Net capital consists of capital less cash and cash equivalents.  Entergy Arkansas uses the debt to capital ratios excluding securitization bonds in analyzing its financial condition and believes they provide useful information to its investors and creditors in evaluating Entergy Arkansas’s financial condition because the securitization bonds are non-recourse to Entergy Arkansas, as more fully described in Note 5 to the financial statements in the Form 10-K.  Entergy Arkansas also uses the net debt to net capital ratio excluding securitization bonds in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy Arkansas’s financial condition because net debt indicates Entergy Arkansas’s outstanding debt position that could not be readily satisfied by cash and cash equivalents on hand.

Uses and Sources of Capital

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy Arkansas’s uses and sources of capital.  Following are additional updates to the information provided in the Form 10-K.

As discussed in the Form 10-K, the planned construction and capital investment amounts in the table do not include significant costs for the capital projects that might result from the NRC post-Fukushima requirements.  The current preliminary cost estimate for post-Fukushima requirements for Entergy Arkansas is approximately $100 million, including approximately $80 million in capital and $20 million in one-time operation and maintenance expenses.  These costs are expected to be incurred over the 2012 through 2018 time period, and do not include amounts for any future NRC requirements (e.g., Tier 2 and 3 activities).

Entergy Arkansas has obtained short-term borrowing authorization from the FERC under which it may borrow through October 2013, up to the aggregate amount, at any one time outstanding, of $250 million.  See Note 4 to the financial statements for further discussion of Entergy Arkansas’s short-term borrowing limits.  Entergy Arkansas has also obtained an order from the APSC authorizing long-term securities issuances through December 2015.  Entergy Arkansas has also obtained long-term financing authorization from the FERC that extends through October 2013 for issuances by its nuclear fuel company variable interest entity.

Entergy Arkansas’s receivables from or (payables to) the money pool were as follows:

June 30, 2013	December 31, 2012	June 30, 2012	December 31, 2011
(In Thousands)

$83,877	$8,035	($46,219)	$17,362

Entergy Arkansas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Arkansas has a credit facility in the amount of $150 million scheduled to expire in March 2018.  Entergy Arkansas also has a $20 million credit facility scheduled to expire in April 2014.  No borrowings were outstanding under the credit facilities as of June 30, 2013.  See Note 4 to the financial statements herein for additional discussion of the credit facilities.

The Entergy Arkansas nuclear fuel company variable interest entity has a credit facility in the amount of $85 million scheduled to expire in June 2016.  As of June 30, 2013, $30 million in letters of credit were outstanding under the credit facility to support a like amount of commercial paper issued by the Entergy Arkansas nuclear fuel company variable interest entity.  See Note 4 to the financial statements for additional discussion of the nuclear fuel company variable interest entity credit facility.

In January 2013, Entergy Arkansas arranged for the issuance by (i) Independence County, Arkansas of $45 million of 2.375% Pollution Control Revenue Refinancing Bonds (Entergy Arkansas, Inc. Project) Series 2013 due January 2021, and (ii) Jefferson County, Arkansas of $54.7 million of 1.55% Pollution Control Revenue Refunding Bonds (Entergy Arkansas, Inc. Project) Series 2013 due October 2017, each of which series is secured by a separate series of non-interest bearing first mortgage bonds of Entergy Arkansas.  The proceeds of these issuances were applied to the refunding of outstanding series of pollution control revenue bonds previously issued by the respective issuers.

In May 2013, Entergy Arkansas issued $250 million of 3.05% Series first mortgage bonds due June 2023. Entergy Arkansas used the proceeds to pay, at maturity, a portion of its $300 million 5.40% Series first mortgage bonds due August 2013 and for general corporate purposes.

In June 2013, Entergy Arkansas issued $125 million of 4.75% Series first mortgage bonds due June 2063. Entergy Arkansas used the proceeds to pay, at maturity, a portion of its $300 million 5.40% Series first mortgage bonds due August 2013 and for general corporate purposes.

In June 2013, the Entergy Arkansas nuclear fuel company variable interest entity redeemed, at maturity, its $30 million 9% Series H notes.

In July 2013, Entergy Arkansas entered into a $250 million credit facility terminating January 26, 2015 with the collateral support of a series of $255 million non-interest bearing Entergy Arkansas first mortgage bonds.  On July 31, 2013, Entergy Arkansas borrowed $250 million against the credit facility.  Entergy Arkansas used the borrowings to pay, at maturity, a portion of its $300 million 5.40% Series first mortgage bonds due August 2013 and for general corporate purposes.

State and Local Rate Regulation and Fuel-Cost Recovery

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – State and Local Rate Regulation and Fuel-Cost Recovery" in the Form 10-K for a discussion of state and local rate regulation and fuel cost recovery.  Following are updates to that discussion.

2013 Base Rate Filing

In March 2013, Entergy Arkansas filed with the APSC for a general change in rates, charges, and tariffs.  Recognizing that the final structure of Entergy Arkansas’s transmission business has not been determined, the filing presents two alternative scenarios for the APSC to establish the appropriate level of rates for Entergy Arkansas.  In the primary scenario, which assumes that Entergy Arkansas will transition to MISO in December 2013, Entergy Arkansas requests a rate increase of $174 million, including $49 million of revenue being transferred from collection in riders to base rates.  The alternate scenario, which also assumes completion of the proposed spin-merge of the transmission business with ITC, reflects a $218 million total rate increase request.  Both scenarios propose a new transmission rider and a capacity cost recovery rider.  The filing requests a 10.4% return on common equity.  The APSC established a procedural schedule that includes hearings in the proceeding beginning in October 2013. New rates are expected to become effective by January 2014.

Entergy Arkansas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

Opportunity Sales Proceeding

See Note 2 to the financial statements for an update to the discussion of the opportunity sales proceeding.

Federal Regulation

See “System Agreement” and “Entergy’s Proposal to Join MISO” in the “Rate, Cost-recovery, and Other Regulation – Federal Regulation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for updates to the Federal Regulation discussion in the Form 10-K.

Nuclear Matters

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Nuclear Matters" in the Form 10-K for a discussion of nuclear matters.

Environmental Risks

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Environmental Risks" in the Form 10-K for a discussion of environmental risks.

Critical Accounting Estimates

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy Arkansas’s accounting for nuclear decommissioning costs, unbilled revenue, and qualified pension and other postretirement benefits.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2013 and 2012
(Unaudited)

	Three Months Ended		Six Months Ended
	2013	2012	2013	2012
	(In Thousands)		(In Thousands)

OPERATING REVENUES
Electric	$508,653	$502,022	$1,051,045	$977,200

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	60,077	112,126	207,850	246,928
Purchased power	131,593	94,373	237,907	173,169
Nuclear refueling outage expenses	8,088	11,763	19,628	23,550
Other operation and maintenance	148,888	140,458	290,508	265,831
Decommissioning	10,680	10,042	21,197	19,930
Taxes other than income taxes	21,518	21,713	44,770	42,397
Depreciation and amortization	55,340	55,364	113,976	110,605
Other regulatory credits - net	(8,473)	(31,716)	(9,047)	(32,925)
TOTAL	427,711	414,123	926,789	849,485

OPERATING INCOME	80,942	87,899	124,256	127,715

OTHER INCOME
Allowance for equity funds used during construction	2,724	2,508	4,950	4,233
Interest and investment income	11,111	1,515	16,886	7,372
Miscellaneous - net	(779)	(1,190)	(1,944)	(2,643)
TOTAL	13,056	2,833	19,892	8,962

INTEREST EXPENSE
Interest expense	23,458	20,425	46,037	41,175
Allowance for borrowed funds used during construction	(953)	(634)	(1,729)	(1,076)
TOTAL	22,505	19,791	44,308	40,099

INCOME BEFORE INCOME TAXES	71,493	70,941	99,840	96,578

Income taxes	31,010	25,186	44,638	36,949

NET INCOME	40,483	45,755	55,202	59,629

Preferred dividend requirements	1,718	1,718	3,437	3,437

EARNINGS APPLICABLE TO
COMMON STOCK	$38,765	$44,037	$51,765	$56,192

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2013 and 2012
(Unaudited)

	2013	2012
	(In Thousands)

OPERATING ACTIVITIES
Net income	$55,202	$59,629
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	170,650	178,020
Deferred income taxes, investment tax credits, and non-current taxes accrued	53,955	35,685
Changes in assets and liabilities:
Receivables	(59,410)	(40,737)
Fuel inventory	20,035	2,539
Accounts payable	(6,041)	(100,250)
Prepaid taxes and taxes accrued	(222,835)	(730)
Interest accrued	(359)	(2,090)
Deferred fuel costs	39,437	75,835
Other working capital accounts	(18,641)	27,362
Provisions for estimated losses	4	245
Other regulatory assets	8,883	38,729
Pension and other postretirement liabilities	(10,210)	(22,427)
Other assets and liabilities	(15,623)	(105,879)
Net cash flow provided by operating activities	15,047	145,931

INVESTING ACTIVITIES
Construction expenditures	(233,856)	(183,154)
Allowance for equity funds used during construction	6,928	6,060
Nuclear fuel purchases	(42,231)	(41,104)
Proceeds from sale of nuclear fuel	36,478	49,879
Proceeds from nuclear decommissioning trust fund sales	143,106	88,424
Investment in nuclear decommissioning trust funds	(147,842)	(92,706)
Changes in money pool receivable - net	(75,842)	17,362
Remittances to transition charge account	(6,594)	(7,459)
Payments from transition charge account	7,355	7,464
Net cash flow used in investing activities	(312,498)	(155,234)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	467,042	-
Retirement of long-term debt	(135,893)	(5,987)
Changes in short-term borrowings - net	(6,792)	(33,887)
Change in money pool payable - net	-	46,219
Dividends paid:
Common stock	(15,000)	-
Preferred stock	(3,437)	(3,437)
Other	-	(789)
Net cash flow provided by financing activities	305,920	2,119

Net increase (decrease) in cash and cash equivalents	8,469	(7,184)

Cash and cash equivalents at beginning of period	34,533	22,599

Cash and cash equivalents at end of period	$43,002	$15,415

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$43,706	$40,714
Income taxes	$211,421	$(6,897)

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
June 30, 2013 and December 31, 2012
(Unaudited)

	2013	2012
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$8,611	$9,597
Temporary cash investments	34,391	24,936
Total cash and cash equivalents	43,002	34,533
Securitization recovery trust account	3,642	4,403
Accounts receivable:
Customer	100,046	98,036
Allowance for doubtful accounts	(28,301)	(28,343)
Associated companies	134,287	67,277
Other	124,767	71,956
Accrued unbilled revenues	96,552	72,902
Total accounts receivable	427,351	281,828
Accumulated deferred income taxes	67,767	72,196
Deferred fuel costs	57,868	97,305
Fuel inventory - at average cost	28,940	48,975
Materials and supplies - at average cost	153,078	148,682
Deferred nuclear refueling outage costs	44,148	38,410
Prepaid taxes	7,865	-
Prepayments and other	61,076	10,586
TOTAL	894,737	736,918

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	646,531	600,578
Non-utility property - at cost (less accumulated depreciation)	1,668	1,671
Other	41,182	41,182
TOTAL	689,381	643,431

UTILITY PLANT
Electric	8,746,097	8,693,659
Property under capital lease	1,111	1,154
Construction work in progress	226,372	205,982
Nuclear fuel	274,489	303,825
TOTAL UTILITY PLANT	9,248,069	9,204,620
Less - accumulated depreciation and amortization	4,153,577	4,104,882
UTILITY PLANT - NET	5,094,492	5,099,738

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	76,853	80,751
Other regulatory assets (includes securitization property of
$87,672 as of June 30, 2013 and $93,238 as of
December 31, 2012)	1,216,652	1,221,636
Other	45,776	36,971
TOTAL	1,339,281	1,339,358

TOTAL ASSETS	$8,017,891	$7,819,445

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
June 30, 2013 and December 31, 2012
(Unaudited)

	2013	2012
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$300,000	$330,000
Short-term borrowings	29,943	36,735
Accounts payable:
Associated companies	46,738	39,288
Other	156,241	200,964
Customer deposits	85,948	85,198
Taxes accrued	-	214,969
Accumulated deferred income taxes	3,529	5,927
Interest accrued	28,059	28,418
Other	59,696	45,208
TOTAL	710,154	986,707

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,881,613	1,829,281
Accumulated deferred investment tax credits	39,953	40,947
Other regulatory liabilities	166,306	143,901
Decommissioning	701,909	680,712
Accumulated provisions	5,826	5,822
Pension and other postretirement liabilities	604,521	614,805
Long-term debt (includes securitization bonds of $95,363 as of
June 30, 2013 and $101,547 as of December 31, 2012)	2,162,111	1,793,895
Other	12,767	27,409
TOTAL	5,575,006	5,136,772

Commitments and Contingencies

Preferred stock without sinking fund	116,350	116,350

COMMON EQUITY
Common stock, $0.01 par value, authorized 325,000,000
shares; issued and outstanding 46,980,196 shares in 2013
and 2012	470	470
Paid-in capital	588,444	588,444
Retained earnings	1,027,467	990,702
TOTAL	1,616,381	1,579,616

TOTAL LIABILITIES AND EQUITY	$8,017,891	$7,819,445

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON EQUITY
For the Six Months Ended June 30, 2013 and 2012
(Unaudited)

	Common Equity
	Common Stock	Paid-in Capital	Retained Earnings	Total
	(In Thousands)

Balance at December 31, 2011	$470	$588,444	$855,210	$1,444,124

Net income	-	-	59,629	59,629
Preferred stock dividends	-	-	(3,437)	(3,437)

Balance at June 30, 2012	$470	$588,444	$911,402	$1,500,316

Balance at December 31, 2012	$470	$588,444	$990,702	$1,579,616

Net income	-	-	55,202	55,202
Common stock dividends	-	-	(15,000)	(15,000)
Preferred stock dividends	-	-	(3,437)	(3,437)

Balance at June 30, 2013	$470	$588,444	$1,027,467	$1,616,381

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three and Six Months Ended June 30, 2013 and 2012
(Unaudited)

	Three Months Ended		Increase/
Description	2013	2012	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$159	$162	$(3)	(2)
Commercial	108	114	(6)	(5)
Industrial	98	104	(6)	(6)
Governmental	5	6	(1)	(17)
Total retail	370	386	(16)	(4)
Sales for resale:
Associated companies	72	73	(1)	(1)
Non-associated companies	20	(8)	28	350
Other	47	51	(4)	(8)
Total	$509	$502	$7	1

Billed Electric Energy
Sales (GWh):
Residential	1,622	1,637	(15)	(1)
Commercial	1,381	1,483	(102)	(7)
Industrial	1,607	1,682	(75)	(4)
Governmental	58	63	(5)	(8)
Total retail	4,668	4,865	(197)	(4)
Sales for resale:
Associated companies	1,418	1,758	(340)	(19)
Non-associated companies	173	243	(70)	(29)
Total	6,259	6,866	(607)	(9)

	Six Months Ended		Increase/
Description	2013	2012	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$360	$337	$23	7
Commercial	217	216	1	-
Industrial	197	198	(1)	(1)
Governmental	10	11	(1)	(9)
Total retail	784	762	22	3
Sales for resale:
Associated companies	178	150	28	19
Non-associated companies	37	9	28	311
Other	52	56	(4)	(7)
Total	$1,051	$977	$74	8

Billed Electric Energy
Sales (GWh):
Residential	3,797	3,624	173	5
Commercial	2,736	2,823	(87)	(3)
Industrial	3,162	3,281	(119)	(4)
Governmental	115	126	(11)	(9)
Total retail	9,810	9,854	(44)	-
Sales for resale:
Associated companies	4,108	3,869	239	6
Non-associated companies	358	508	(150)	(30)
Total	14,276	14,231	45	-

ENTERGY GULF STATES LOUISIANA, L.L.C.

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Plan to Spin Off the Utility’s Transmission Business

See the “Plan to Spin Off the Utility’s Transmission Business” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis in the Form 10-K and herein for a discussion of Entergy’s plan to spin off its transmission business and merge it with a newly formed subsidiary of ITC Holdings Corp., including the planned retirement of debt and preferred securities.

Results of Operations

Net Income

Second Quarter 2013 Compared to Second Quarter 2012

Net income decreased $20.7 million primarily due to a higher effective income tax rate and higher other operation and maintenance expenses, partially offset by higher net revenue.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Net income decreased $21.9 million primarily due to a higher effective income tax rate and higher other operation and maintenance expenses, partially offset by higher net revenue.

Net Revenue

Second Quarter 2013 Compared to Second Quarter 2012

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges.  Following is an analysis of the change in net revenue comparing the second quarter 2013 to the second quarter 2012:

Amount
(In Millions)

2012 net revenue	$210.5
Louisiana Act 55 financing savings obligation	28.2
Retail electric price	(6.2)
River Bend decommissioning trust	(4.4)
Volume/weather	(4.2)
Other	(0.6)
2013 net revenue	$223.3

The Louisiana Act 55 financing savings obligation variance results from a regulatory charge recorded in the second quarter 2012 because Entergy Gulf States Louisiana is sharing the savings from an IRS settlement related to the uncertain tax position regarding the Hurricane Katrina and Hurricane Rita Louisiana Act 55 financing with customers.  See Note 3 to the financial statements in the Form 10-K for additional discussion of the tax settlement and savings obligation.

The retail electric price variance is primarily due to increased affiliate purchased power capacity costs recovered through base rates set in the annual formula rate plan mechanism. Entergy Gulf States Louisiana’s formula rate plan is discussed in Note 2 to the financial statements herein and in the Form 10-K.

Entergy Gulf States Louisiana, L.L.C.
Management’s Financial Discussion and Analysis

The River Bend decommissioning trust variance is primarily due to the deferral of investment gains from the River Bend decommissioning trust in 2013 in accordance with regulatory treatment.  The gains resulted in an increase in 2013 in other income and a corresponding increase in regulatory charges with no effect on net income.

The volume/weather variance is primarily due to the effect of less favorable weather in the second quarter 2013, as compared to the same period in prior year, on residential and commercial sales.

Gross operating revenues, fuel and purchased power expenses, and other regulatory charges

Gross operating revenues increased primarily due to an increase of $68.4 million in fuel cost recovery revenues primarily due to higher fuel rates and an increase of $18.2 million in rider revenues primarily due to
System Agreement credits to customers in 2012. Entergy Gulf States Louisiana’s fuel and purchased power recovery mechanism is discussed in Note 2 to the financial statements in the Form 10-K.

Fuel and purchased power expenses increased primarily due to:

•	an increase in the average market price of purchased power; and
•
an increase in deferred fuel expense due to the timing of receipt of System Agreement payments and credits to customers and higher fuel cost recovery revenues as compared to the prior year. See Note 2 to the financial statements herein and in the Form 10-K for a discussion of the System Agreement proceedings.

Other regulatory charges decreased primarily due to a regulatory charge recorded in the second quarter 2012 because Entergy Gulf States Louisiana is sharing the savings from an IRS settlement related to the uncertain tax position regarding the Hurricane Katrina and Hurricane Rita Louisiana Act 55 financing with customers. See Note 3 to the financial statements in the Form 10-K for additional discussion of the tax settlement and savings obligation.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges.  Following is an analysis of the change in net revenue comparing the six months ended June 30, 2013 to the six months ended June 30, 2012:

Amount
(In Millions)

2012 net revenue	$414.4
Louisiana Act 55 financing savings obligation	28.7
Retail electric price	(6.6)
Volume/weather	(4.1)
Other	0.5
2013 net revenue	$432.9

The Louisiana Act 55 financing savings obligation variance results from a regulatory charge recorded in the second quarter 2012 because Entergy Gulf States Louisiana is sharing the savings from an IRS settlement related to the uncertain tax position regarding the Hurricane Katrina and Hurricane Rita Louisiana Act 55 financing with customers.  See Note 3 to the financial statements in the Form 10-K for additional discussion of the tax settlement and savings obligation.

The retail electric price variance is primarily due to increased affiliate purchased power capacity costs recovered through base rates set in the annual formula rate plan mechanism. Entergy Gulf States Louisiana’s formula rate plan is discussed in Note 2 to the financial statements herein and in the Form 10-K.

Entergy Gulf States Louisiana, L.L.C.
Management’s Financial Discussion and Analysis

The volume/weather variance is primarily due to the effect of less favorable weather, as compared to the same period in prior year, on residential and commercial sales, and a decrease of 180 GWh, or 2%, in weather-adjusted usage across all sectors.

Gross operating revenues, fuel and purchased power expenses, and other regulatory charges

Gross operating revenues increased primarily due to:

•	an increase of $77.6 million in fuel cost recovery revenues primarily due to higher fuel rates;
•	an increase of $18.1 million in rider revenues primarily due to System Agreement credits to customers in 2012; and
•	an increase of $12.1 million in gross wholesale revenues primarily due to higher prices.

Entergy Gulf States Louisiana’s fuel and purchased power recovery mechanism is discussed in Note 2 to the financial statements in the Form 10-K.

Fuel and purchased power expenses increased primarily due to an increase in the average market price of purchased power and increased demand.

Other regulatory charges decreased primarily due to a regulatory charge recorded in the second quarter 2012 because Entergy Gulf States Louisiana is sharing the savings from an IRS settlement related to the uncertain tax position regarding the Hurricane Katrina and Hurricane Rita Louisiana Act 55 financing with customers. See Note 3 to the financial statements in the Form 10-K for additional discussion of the tax settlement and savings obligation.

Other Income Statement Variances

Second Quarter 2013 Compared to Second Quarter 2012

Other operation and maintenance expenses increased primarily due to:

•
the deferral recorded in the second quarter 2012, as approved by the LPSC and the FERC, of costs related to the transition and implementation of joining the MISO RTO, which reduced expenses by $4.8 million in 2012; and

•
an increase of $2.2 million in compensation and benefits costs primarily due to a decrease in the discount rates used to determine net periodic pension and other postretirement benefit costs.  See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates" in the Form 10-K and Note 6 to the financial statements herein for further discussion of benefits costs.

Other income increased primarily due to higher realized gains in 2013 on the River Bend decommissioning trust fund investments.  There is no effect on net income as these investment gains are offset by a corresponding amount of regulatory charges.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Other operation and maintenance expenses increased primarily due to:

•
an increase of $5.9 million in compensation and benefits costs primarily due to a decrease in the discount rates used to determine net periodic pension and other postretirement benefit costs.  See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates" in the Form 10-K and Note 6 to the financial statements herein for further discussion of benefits costs;

Entergy Gulf States Louisiana, L.L.C.
Management’s Financial Discussion and Analysis

•
the deferral recorded in the second quarter 2012, as approved by the LPSC and the FERC, of costs related to the transition and implementation of joining the MISO RTO, which reduced expenses by $4.2 million in 2012;

•	an increase of $3.1 million in nuclear generation expenses primarily due to higher contract labor costs;
•	an increase of $1.8 million in fossil-fueled generation expenses due to an overall higher scope of work done during plant outages as compared to the prior year; and
•	an increase of $1.8 million in insurance expenses primarily due to increased premiums.

Income Taxes

The effective income tax rate was 37.6% for the second quarter 2013 and 36.8% for the six months ended June 30, 2013.  The differences in the effective income tax rates for the second quarter 2013 and the six months ended June 30, 2013 versus the federal statutory rate of 35% were primarily due to state income taxes and the provision for uncertain tax positions, partially offset by book and tax differences related to the non-taxable income distributions earned on preferred membership interests.

The effective income tax rate was (12.4%) for the second quarter 2012 and 13.3% for the six months ended June 30, 2012.  The differences in the effective income tax rates for the second quarter 2012 and the six months ended June 30, 2012 versus the federal statutory rate of 35% were primarily due to the reversal of the provision for uncertain tax positions related to an IRS settlement on how to treat the Louisiana Act 55 financing of the Hurricane Katrina and Hurricane Rita storm costs and book and tax differences related to the non-taxable income distributions earned on preferred membership interests.

Hurricane Isaac

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Hurricane Isaac" in the Form 10-K for a discussion of Hurricane Isaac and the damage caused to Entergy Gulf States Louisiana’s service area in August 2012.  In April 2013, Entergy Gulf States Louisiana and Entergy Louisiana filed a joint application with the LPSC relating to Hurricane Isaac system restoration costs.  Specifically, Entergy Gulf States Louisiana requested that the LPSC determine the amount of such costs that were prudently incurred and are, thus, eligible for recovery from customers.  Including carrying costs and additional storm escrow funds, Entergy Gulf States Louisiana is seeking determination that $73.8 million in system restoration costs were prudently incurred.  Entergy Gulf States Louisiana intends to replenish its storm escrow accounts to $90 million primarily through traditional debt markets and has requested special rate treatment of any borrowings for that purpose.  In May 2013, Entergy Gulf States Louisiana filed a supplemental application proposing a specific means to finance system restoration costs and related requests.  Entergy Gulf States Louisiana is proposing to finance Hurricane Isaac restoration costs through Louisiana Act 55 financing, which was the same method it used for Hurricanes Katrina, Rita, Gustav, and Ike.

Entergy Gulf States Louisiana, L.L.C.
Management’s Financial Discussion and Analysis

Liquidity and Capital Resources

Cash Flow

Cash flows for the six months ended June 30, 2013 and 2012 were as follows:

	2013	2012
	(In Thousands)

Cash and cash equivalents at beginning of period	$35,686	$24,845

Cash flow provided by (used in):
Operating activities	102,336	289,413
Investing activities	(184,820)	(196,317)
Financing activities	47,709	(60,474)
Net increase (decrease) in cash and cash equivalents	(34,775)	32,622

Cash and cash equivalents at end of period	$911	$57,467

Operating Activities

Net cash flow provided by operating activities decreased $187.1 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 primarily due to:

•
the receipt, in January 2012, of $75 million in System Agreement bandwidth remedy payments required to implement the FERC’s remedy in an October 2011 order for the period June – December 2005.  See Note 2 to the financial statements herein and in the Form 10-K for a discussion of the System Agreement proceedings;

•
income tax payments of $61.7 million in the six months ended June 30, 2013. Entergy Gulf States Louisiana had income tax payments in 2013 in accordance with the Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement. The payments resulted primarily from the reversal of temporary differences for which Entergy Gulf States Louisiana had previously claimed a tax deduction; and

•	higher nuclear refueling outage spending at River Bend. River Bend had a refueling outage in 2013 and did not have one in 2012.

Investing Activities

Net cash flow used in investing activities decreased $11.5 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 primarily due to:

•	money pool activity;
•	the withdrawal of $65.5 million from the storm reserve escrow account in 2013; and
•	a decrease in fossil-fueled generation construction expenditures as a result of decreased scope of work in 2013.

The decrease was offset by:

•
fluctuations in nuclear fuel activity because of variations from year to year in the timing and pricing of fuel reload requirements in the Utility business, material and services deliveries, and the timing of cash payments during the nuclear fuel cycle;

•	$51 million in proceeds in 2012 from the sale of a portion of Entergy Gulf States Louisiana’s investment in Entergy Holdings Company’s Class A preferred membership interests to a third party;
•	an increase in nuclear construction expenditures as a result of spending on nuclear projects during the River Bend refueling outage in 2013; and
•	an increase in transmission construction expenditures due to additional reliability work performed in 2013.

Entergy Gulf States Louisiana, L.L.C.
Management’s Financial Discussion and Analysis

Increases in Entergy Gulf States Louisiana’s receivable from the money pool are a use of cash flow, and Entergy Gulf States Louisiana’s receivable from the money pool increased by $122.1 million for the six months ended June 30, 2012. The money pool is an inter-company borrowing arrangement designed to reduce the Utility operating companies’ need for external short-term borrowings.

Financing Activities

Financing activities provided cash of $47.7 million for the six months ended June 30, 2013 compared to using cash of $60.5 million for the six months ended June 30, 2012 primarily due to:

•
an increase of $144.7 million in credit borrowings for the six months ended June 30, 2013 compared to payments of $25.9 million on credit borrowings for the six months ended June 30, 2012 against the nuclear fuel company variable interest entity credit facility;

•	the issuance of $70 million of 3.38% Series R notes by the nuclear fuel company variable interest entity in February 2013; and
•	money pool activity.

Cash flows provided by financing activities were offset by an increase of $97.3 million in common equity distributions and the retirement, at maturity, of $75 million of 5.56% Series N notes by the nuclear fuel company variable interest entity in May 2013.

Increases in Entergy Gulf States Louisiana’s payable to the money pool are a source of cash flow, and Entergy Gulf States Louisiana’s payable to the money pool increased by $28.5 million for the six months ended June 30, 2013.

Capital Structure

Entergy Gulf States Louisiana’s capitalization is balanced between equity and debt, as shown in the following table.  The increase in the debt to capital ratio for Entergy Gulf States Louisiana as of June 30, 2013 is primarily due to an increase in long-term debt as a result of an increase in borrowings against Entergy Gulf States Louisiana’s credit facilities and a decrease in member’s equity as a result of an increase of $97.3 million in common equity distributions.

	June 30, 2013	December 31, 2012

Debt to capital	55.6%	52.3%
Effect of subtracting cash	-%	(0.6%)
Net debt to net capital	55.6%	51.7%

Net debt consists of debt less cash and cash equivalents.  Debt consists of short-term borrowings and long-term debt, including the currently maturing portion.  Capital consists of debt and equity.  Net capital consists of capital less cash and cash equivalents.  Entergy Gulf States Louisiana uses the debt to capital ratio in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy Gulf States Louisiana’s financial condition.  Entergy Gulf States Louisiana uses the net debt to net capital ratio in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy Gulf States Louisiana’s financial condition because net debt indicates Entergy Gulf States Louisiana’s outstanding debt position that could not be readily satisfied by cash and cash equivalents on hand.

Uses and Sources of Capital

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy Gulf States Louisiana’s uses and sources of capital.  Following are updates to the information provided in the Form 10-K.

Entergy Gulf States Louisiana, L.L.C.
Management’s Financial Discussion and Analysis

As discussed in the Form 10-K, the planned construction and capital investment amounts in the table do not include significant costs for the capital projects that might result from the NRC post-Fukushima requirements.  The current preliminary cost estimate for post-Fukushima requirements for Entergy Gulf States Louisiana is approximately $50 million, including approximately $45 million in capital and $5 million in one-time operation and maintenance expenses.  These costs are expected to be incurred over the 2012 through 2018 time period, and do not include amounts for any future NRC requirements (e.g., Tier 2 and 3 activities).

Entergy Gulf States Louisiana obtained short-term borrowing authorization from the FERC under which it may borrow through October 2013, up to the aggregate amount, at any one time outstanding, of $200 million.  See Note 4 to the financial statements for further discussion of Entergy Gulf States Louisiana’s short-term borrowing limits.  Entergy Gulf States Louisiana has also obtained an order from the FERC authorizing long-term securities issuances through October 2013.  Entergy Gulf States Louisiana has also obtained long-term financing authorization from the FERC that extends through September 2014 for issuances by its nuclear fuel company variable interest entity.

Entergy Gulf States Louisiana’s receivables from or (payables to) the money pool were as follows:

June 30, 2013	December 31, 2012	June 30, 2012	December 31, 2011
(In Thousands)

($35,603)	($7,074)	$145,687	$23,596

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Gulf States Louisiana has a credit facility in the amount of $150 million scheduled to expire in March 2018.  As of June 30, 2013, $100 million was outstanding on the credit facility.  See Note 4 to the financial statements herein for additional discussion of the credit facility.

The Entergy Gulf States Louisiana nuclear fuel company variable interest entity has a credit facility in the amount of $100 million scheduled to expire in June 2016.  As of June 30, 2013, $44.7 million was outstanding on the variable interest entity credit facility.  See Note 4 to the financial statements for additional discussion of the variable interest entity credit facility.

In February 2013, the Entergy Gulf States Louisiana nuclear fuel company variable interest entity issued $70 million of 3.38% Series R notes due August 2020.  The Entergy Gulf States Louisiana nuclear fuel company variable interest entity used the proceeds principally to purchase additional nuclear fuel.

State and Local Rate Regulation and Fuel-Cost Recovery

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – State and Local Rate Regulation and Fuel-Cost Recovery" in the Form 10-K for a discussion of state and local rate regulation and fuel-cost recovery.  Following are updates to that discussion.

Retail Rates - Electric

In November 2011 the LPSC approved a one-year extension of Entergy Gulf States Louisiana’s formula rate plan.  In May 2012, Entergy Gulf States Louisiana made its formula rate plan filing with the LPSC for the 2011 test year.  The filing reflected an 11.94% earned return on common equity, which is above the earnings bandwidth and would indicate a $6.5 million cost of service rate change was necessary under the formula rate plan.  The filing also reflected a $22.9 million rate decrease for incremental capacity costs.  Subsequently, in August 2012, Entergy Gulf States Louisiana submitted a revised filing that reflected an earned return on common equity of 11.86% indicating a $5.7 million cost of service rate decrease is necessary under the formula rate plan.  The revised filing also indicates that a reduction of $20.3 million should be reflected in the incremental capacity rider.  The rate reductions were implemented, subject to refund, effective for bills rendered the first billing cycle of September 2012.  Subsequently, in December

Entergy Gulf States Louisiana, L.L.C.
Management’s Financial Discussion and Analysis

2012, Entergy Gulf States Louisiana submitted a revised evaluation report that reflects expected retail jurisdictional cost of $16.9 million for the first-year capacity charges for the purchase from Entergy Louisiana of one-third of Acadia Unit 2 capacity and energy.  This rate change was implemented effective with the first billing cycle of January 2013.  The 2011 test year filings, as revised, were approved by the LPSC in February 2013.  In April 2013, Entergy Gulf States Louisiana submitted a revised evaluation report increasing the incremental capacity rider by approximately $7.3 million to reflect the cost of an additional capacity contract.

See Note 2 to the financial statements in the Form 10-K for a discussion of the base rate case filed by Entergy Gulf States Louisiana with the LPSC in February 2013.  In April 2013 the LPSC established a procedural schedule providing for hearings in November 2013, with a decision by the LPSC expected in 2014.  On July 26, 2013, with the concurrence of Entergy Gulf States Louisiana based upon an expected 60-day delay of the procedural schedule, the ALJ suspended the procedural schedule pending resolution of the appeal by Entergy Gulf States Louisiana, Entergy Louisiana and the LPSC staff regarding the ALJ’s denial of a motion to consolidate the rate cases of Entergy Gulf States Louisiana and Entergy Louisiana.  At its July 31, 2013 meeting the LPSC deferred the agenda item relating to the appeal and directed the LPSC staff to develop a plan for consolidation, to be considered by the LPSC in August 2013.

Retail Rates - Gas

In January 2013, Entergy Gulf States Louisiana filed with the LPSC its gas rate stabilization plan for the test year ended September 30, 2012.  The filing showed an earned return on common equity of 11.18%, which resulted in a $43 thousand rate reduction.  In March 2013 the LPSC Staff issued its proposed findings and recommended two adjustments.  The first is to normalize property insurance expense, and the second is to modify the return on equity for gas operations to reflect the return on equity that ultimately is approved by the LPSC in the investigation previously initiated by the LPSC to review the return on equity for Louisiana gas utilities.  Entergy Gulf States Louisiana and the LPSC Staff reached agreement regarding the LPSC Staff’s proposed adjustments.  As reflected in an unopposed joint report of proceedings filed by Entergy Gulf States Louisiana and the LPSC Staff on May 16, 2013, Entergy Gulf States Louisiana accepted, with modification, the LPSC Staff’s proposed adjustment to property insurance expense and agreed to: (1) a three-year extension of the gas rate stabilization plan with a midpoint return on equity of 9.95%, with a first year midpoint reset; (2) dismissal of the docket initiated by the LPSC to evaluate the allowed return on equity for Entergy Gulf States Louisiana’s gas rate stabilization plan; and (3) presentation to the LPSC by November 2014 by Entergy Gulf States Louisiana and the LPSC Staff of their recommendation for implementation of an infrastructure rider to recover expenditures associated with strategic plant investment.  The LPSC approved the agreement in May 2013.

Industrial and Commercial Customers

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Industrial and Commercial Customers" in the Form 10-K for a discussion of industrial and commercial customers.

Federal Regulation

See “System Agreement” and “Entergy’s Proposal to Join MISO” in the “Rate, Cost-recovery, and Other Regulation – Federal Regulation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for updates to the Federal Regulation discussion in the Form 10-K.

Nuclear Matters

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Nuclear Matters" in the Form 10-K for a discussion of nuclear matters.

Entergy Gulf States Louisiana, L.L.C.
Management’s Financial Discussion and Analysis

Environmental Risks

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Environmental Risks" in the Form 10-K for a discussion of environmental risks.

Critical Accounting Estimates

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy Gulf States Louisiana’s accounting for nuclear decommissioning costs, unbilled revenue, and qualified pension and other postretirement benefits.

ENTERGY GULF STATES LOUISIANA, L.L.C.
INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2013 and 2012
(Unaudited)

	Three Months Ended		Six Months Ended
	2013	2012	2013	2012
	(In Thousands)		(In Thousands)

OPERATING REVENUES
Electric	$479,895	$392,993	$879,032	$775,179
Natural gas	12,466	8,363	33,284	25,799
TOTAL	492,361	401,356	912,316	800,978

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	60,500	25,130	108,338	96,427
Purchased power	203,999	137,347	366,076	261,511
Nuclear refueling outage expenses	5,210	4,367	9,536	8,732
Other operation and maintenance	102,183	92,424	194,905	178,059
Decommissioning	3,948	3,728	7,840	7,404
Taxes other than income taxes	20,145	17,692	39,383	36,587
Depreciation and amortization	37,927	36,290	75,299	72,387
Other regulatory charges - net	4,593	28,341	5,000	28,608
TOTAL	438,505	345,319	806,377	689,715

OPERATING INCOME	53,856	56,037	105,939	111,263

OTHER INCOME
Allowance for equity funds used during construction	1,809	2,490	3,459	4,752
Interest and investment income	13,956	8,670	24,811	19,908
Miscellaneous - net	(2,400)	(2,485)	(5,040)	(5,112)
TOTAL	13,365	8,675	23,230	19,548

INTEREST EXPENSE
Interest expense	20,274	20,836	40,473	41,891
Allowance for borrowed funds used during construction	(660)	(965)	(1,351)	(1,864)
TOTAL	19,614	19,871	39,122	40,027

INCOME BEFORE INCOME TAXES	47,607	44,841	90,047	90,784

Income taxes	17,887	(5,548)	33,162	12,036

NET INCOME	29,720	50,389	56,885	78,748

Preferred distribution requirements and other	206	206	412	412

EARNINGS APPLICABLE TO COMMON EQUITY	$29,514	$50,183	$56,473	$78,336

See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Six Months Ended June 30, 2013 and 2012
(Unaudited)

	Three Months Ended		Six Months Ended
	2013	2012	2013	2012
	(In Thousands)		(In Thousands)

Net Income	$29,720	$50,389	$56,885	$78,748
Other comprehensive income
Pension and other postretirement liabilities
(net of tax expense of $778, $6,763, $1,564, and $7,544)	962	10,507	1,917	11,535
Other comprehensive income	962	10,507	1,917	11,535
Comprehensive Income	$30,682	$60,896	$58,802	$90,283

See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2013 and 2012
(Unaudited)

	2013	2012
	(In Thousands)

OPERATING ACTIVITIES
Net income	$56,885	$78,748
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	108,028	102,930
Deferred income taxes, investment tax credits, and non-current taxes accrued	44,828	16,197
Changes in working capital:
Receivables	(54,074)	63,010
Fuel inventory	(5,537)	(10,399)
Accounts payable	44,284	18,656
Prepaid taxes and taxes accrued	(50,487)	62,389
Interest accrued	(565)	(1,280)
Deferred fuel costs	(31,661)	(34,570)
Other working capital accounts	(32,018)	(6,475)
Changes in provisions for estimated losses	(62,747)	(4,625)
Changes in other regulatory assets	39,396	3,691
Changes in pension and other postretirement liabilities	5,455	(291)
Other	40,549	1,432
Net cash flow provided by operating activities	102,336	289,413

INVESTING ACTIVITIES
Construction expenditures	(148,160)	(128,809)
Allowance for equity funds used during construction	3,459	4,752
Nuclear fuel purchases	(115,370)	(21,983)
Proceeds from the sale of nuclear fuel	19,401	26,820
Payment to storm reserve escrow account	(21)	(36)
Receipts from storm reserve escrow account	65,475	3,364
Proceeds from nuclear decommissioning trust fund sales	46,735	60,821
Investment in nuclear decommissioning trust funds	(56,339)	(70,155)
Change in money pool receivable - net	-	(122,091)
Proceeds from the sale of investment	-	51,000
Net cash flow used in investing activities	(184,820)	(196,317)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	69,792	-
Retirement of long-term debt	(75,000)	(10,840)
Change in money pool payable - net	28,529	-
Changes in credit borrowings - net	144,700	(25,900)
Distributions paid:
Common equity	(119,900)	(22,600)
Preferred membership interests	(412)	(412)
Other	-	(722)
Net cash flow provided by (used in) financing activities	47,709	(60,474)

Net increase (decrease) in cash and cash equivalents	(34,775)	32,622

Cash and cash equivalents at beginning of period	35,686	24,845

Cash and cash equivalents at end of period	$911	$57,467

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$39,598	$41,633
Income taxes	$61,688	$-

See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
BALANCE SHEETS
ASSETS
June 30, 2013 and December 31, 2012
(Unaudited)

	2013	2012
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$284	$35,085
Temporary cash investments	627	601
Total cash and cash equivalents	911	35,686
Accounts receivable:
Customer	79,458	53,480
Allowance for doubtful accounts	(600)	(711)
Associated companies	82,776	71,697
Other	25,345	18,736
Accrued unbilled revenues	61,883	51,586
Total accounts receivable	248,862	194,788
Deferred fuel costs	30,713	-
Fuel inventory - at average cost	32,504	26,967
Materials and supplies - at average cost	121,886	121,289
Deferred nuclear refueling outage costs	36,940	5,953
Prepaid taxes	29,466	-
Prepayments and other	11,200	7,911
TOTAL	512,482	392,594

OTHER PROPERTY AND INVESTMENTS
Investment in affiliate preferred membership interests	289,664	289,664
Decommissioning trust funds	516,047	477,391
Non-utility property - at cost (less accumulated depreciation)	171,930	165,410
Storm reserve escrow account	21,530	86,984
Other	13,946	13,404
TOTAL	1,013,117	1,032,853

UTILITY PLANT
Electric	7,342,458	7,279,953
Natural gas	139,334	135,723
Construction work in progress	131,427	125,448
Nuclear fuel	218,499	146,768
TOTAL UTILITY PLANT	7,831,718	7,687,892
Less - accumulated depreciation and amortization	4,052,589	4,003,385
UTILITY PLANT - NET	3,779,129	3,684,507

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	170,837	171,051
Other regulatory assets	370,471	409,653
Deferred fuel costs	100,124	100,124
Other	14,220	12,337
TOTAL	655,652	693,165

TOTAL ASSETS	$5,960,380	$5,803,119

See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
BALANCE SHEETS
LIABILITIES AND EQUITY
June 30, 2013 and December 31, 2012
(Unaudited)

	2013	2012
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$-	$75,000
Accounts payable:
Associated companies	142,863	89,377
Other	107,563	97,509
Customer deposits	50,694	48,265
Taxes accrued	-	21,021
Accumulated deferred income taxes	45,204	22,249
Interest accrued	24,872	25,437
Deferred fuel costs	-	948
Pension and other postretirement liabilities	8,014	7,803
Gas hedge contracts	2,130	2,620
Other	12,915	11,999
TOTAL	394,255	402,228

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,429,537	1,403,195
Accumulated deferred investment tax credits	76,804	78,312
Other regulatory liabilities	122,312	103,444
Decommissioning and asset retirement cost liabilities	391,795	380,822
Accumulated provisions	34,483	97,230
Pension and other postretirement liabilities	421,464	416,220
Long-term debt	1,657,248	1,442,429
Long-term payables - associated companies	28,571	29,510
Other	82,437	66,725
TOTAL	4,244,651	4,017,887

Commitments and Contingencies

EQUITY
Preferred membership interests without sinking fund	10,000	10,000
Member's equity	1,374,786	1,438,233
Accumulated other comprehensive loss	(63,312)	(65,229)
TOTAL	1,321,474	1,383,004

TOTAL LIABILITIES AND EQUITY	$5,960,380	$5,803,119

See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
STATEMENTS OF CHANGES IN EQUITY
For the Six Months Ended June 30, 2013 and 2012
(Unaudited)

		Common Equity
	Preferred Membership Interests	Member's Equity	Accumulated Other Comprehensive Income (Loss)	Total
	(In Thousands)

Balance at December 31, 2011	$10,000	$1,393,386	$(69,610)	$1,333,776

Net income	-	78,748	-	78,748
Member contribution	-	1,000	-	1,000
Other comprehensive income	-	-	11,535	11,535
Distributions declared on common equity	-	(22,600)	-	(22,600)
Distributions declared on preferred membership interests	-	(412)	-	(412)
Other	-	(12)	-	(12)

Balance at June 30, 2012	$10,000	$1,450,110	$(58,075)	$1,402,035

Balance at December 31, 2012	$10,000	$1,438,233	$(65,229)	$1,383,004

Net income	-	56,885	-	56,885
Other comprehensive income	-	-	1,917	1,917
Distributions declared on common equity	-	(119,900)	-	(119,900)
Distributions declared on preferred membership interests	-	(412)	-	(412)
Other	-	(20)	-	(20)

Balance at June 30, 2013	$10,000	$1,374,786	$(63,312)	$1,321,474

See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
SELECTED OPERATING RESULTS
For the Three and Six Months Ended June 30, 2013 and 2012
(Unaudited)

	Three Months Ended		Increase/
Description	2013	2012	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$104	$88	$16	18
Commercial	102	82	20	24
Industrial	135	92	43	47
Governmental	5	4	1	25
Total retail	346	266	80	30
Sales for resale:
Associated companies	96	94	2	2
Non-associated companies	11	11	-	-
Other	27	22	5	23
Total	$480	$393	$87	22

Billed Electric Energy
Sales (GWh):
Residential	1,130	1,242	(112)	(9)
Commercial	1,242	1,325	(83)	(6)
Industrial	2,377	2,336	41	2
Governmental	55	54	1	2
Total retail	4,804	4,957	(153)	(3)
Sales for resale:
Associated companies	1,690	1,720	(30)	(2)
Non-associated companies	169	274	(105)	(38)
Total	6,663	6,951	(288)	(4)

	Six Months Ended		Increase/
Description	2013	2012	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$198	$176	$22	13
Commercial	191	168	23	14
Industrial	242	198	44	22
Governmental	10	9	1	11
Total retail	641	551	90	16
Sales for resale:
Associated companies	181	178	3	2
Non-associated companies	22	14	8	57
Other	35	32	3	9
Total	$879	$775	$104	13

Billed Electric Energy
Sales (GWh):
Residential	2,242	2,301	(59)	(3)
Commercial	2,409	2,503	(94)	(4)
Industrial	4,435	4,531	(96)	(2)
Governmental	113	113	-	-
Total retail	9,199	9,448	(249)	(3)
Sales for resale:
Associated companies	2,918	3,563	(645)	(18)
Non-associated companies	397	444	(47)	(11)
Total	12,514	13,455	(941)	(7)

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Plan to Spin Off the Utility’s Transmission Business

See the “Plan to Spin Off the Utility’s Transmission Business” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis in the Form 10-K and herein for a discussion of Entergy’s plan to spin off its transmission business and merge it with a newly formed subsidiary of ITC Holdings Corp., including the planned retirement of debt and preferred securities.

Results of Operations

Net Income

Second Quarter 2013 Compared to Second Quarter 2012

Net income decreased $69.3 million primarily due to the IRS tax settlement, in June 2012, related to the uncertain tax position regarding the Hurricane Katrina and Hurricane Rita Louisiana Act 55 financing, which resulted in a $142.7 million income tax benefit in 2012.  The prior year income tax benefit was partially offset by a $137.1 million ($84.3 million net-of-tax) regulatory charge, which reduced net revenue in 2012, because Entergy Louisiana is sharing the savings with customers.  See Note 3 to the financial statements in the Form 10-K for additional discussion of the tax settlement and savings obligation.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Net income decreased $57.3 million primarily due to the IRS tax settlement, in June 2012, related to the uncertain tax position regarding the Hurricane Katrina and Hurricane Rita Louisiana Act 55 financing, which resulted in a $142.7 million income tax benefit in 2012.  The prior year income tax benefit was partially offset by a $137.1 million ($84.3 million net-of-tax) regulatory charge, which reduced net revenue in 2012, because Entergy Louisiana is sharing the savings with customers.  See Note 3 to the financial statements in the Form 10-K for additional discussion of the tax settlement and savings obligation.

Net Revenue

Second Quarter 2013 Compared to Second Quarter 2012

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits).  Following is an analysis of the change in net revenue comparing the second quarter 2013 to the second quarter 2012:

Amount
(In Millions)

2012 net revenue	$154.8
Louisiana Act 55 financing savings obligation	138.6
Retail electric price	21.4
Volume/weather	(11.9)
Other	7.4
2013 net revenue	$310.3

Entergy Louisiana, L.L.C and Subsidiaries
Management’s Financial Discussion and Analysis

The Louisiana Act 55 financing savings obligation variance results from a regulatory charge recorded in the second quarter 2012 because Entergy Louisiana is sharing the savings from an IRS settlement related to the uncertain tax position regarding the Hurricane Katrina and Hurricane Rita Louisiana Act 55 financing with customers.  See Note 3 to the financial statements in the Form 10-K for additional discussion of the tax settlement and savings obligation.

The retail electric price variance is primarily due to a formula rate plan increase effective January 2013.  See Note 2 to the financial statements herein and in the Form 10-K for more discussion of the formula rate plan increase.

The volume/weather variance is primarily due to the effect of less favorable weather as compared to the same period in prior year on residential and commercial sales.

Gross operating revenues, fuel and purchased power expenses, and other regulatory charges (credits)

Gross operating revenues increased primarily due to an increase of $60.3 million in fuel cost recovery revenues primarily due to higher fuel rates and the formula rate plan increase, as discussed above, partially offset by the decrease related to volume/weather, as discussed above.

Fuel and purchased power expenses increased primarily due to an increase in the average market prices of natural gas and purchased power.

Other regulatory charges decreased primarily due to a regulatory charge recorded in the second quarter 2012 because Entergy Louisiana is sharing the savings from an IRS settlement related to the uncertain tax position regarding the Hurricane Katrina and Hurricane Rita Louisiana Act 55 financing with customers. See Note 3 to the financial statements in the Form 10-K for additional discussion of the tax settlement and savings obligation.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits).  Following is an analysis of the change in net revenue comparing the six months ended June 30, 2013 to the six months ended June 30, 2012:

Amount
(In Millions)

2012 net revenue	$390.4
Louisiana Act 55 financing savings obligation	140.1
Retail electric price	34.7
Other	5.7
2013 net revenue	$570.9

The Louisiana Act 55 financing savings obligation variance results from a regulatory charge recorded in the second quarter 2012 because Entergy Louisiana is sharing the savings from an IRS settlement related to the uncertain tax position regarding the Hurricane Katrina and Hurricane Rita Louisiana Act 55 financing with customers.  See Note 3 to the financial statements in the Form 10-K for additional discussion of the tax settlement and savings obligation.

The retail electric price variance is primarily due to a formula rate plan increase effective January 2013.  See Note 2 to the financial statements herein and in the Form 10-K for more discussion of the formula rate plan increase.

Entergy Louisiana, L.L.C and Subsidiaries
Management’s Financial Discussion and Analysis

Gross operating revenues, fuel and purchased power expenses, and other regulatory charges (credits)

Gross operating revenues increased primarily due to an increase of $162.3 million in fuel cost recovery revenues primarily due to higher fuel rates and the formula rate plan increase, as discussed above.

Fuel and purchased power expenses increased primarily due to an increase in the average market price of purchased power and an increase in the recovery from customers of deferred fuel costs.

Other regulatory charges decreased primarily due to a regulatory charge recorded in the second quarter 2012 because Entergy Louisiana is sharing the savings from an IRS settlement related to the uncertain tax position regarding the Hurricane Katrina and Hurricane Rita Louisiana Act 55 financing with customers. See Note 3 to the financial statements in the Form 10-K for additional discussion of the tax settlement and savings obligation.

Other Income Statement Variances

Second Quarter 2013 Compared to Second Quarter 2012

Other operation and maintenance expenses increased primarily due to:

•	the prior year deferral, as approved by the LPSC and the FERC, of costs related to the transition and implementation of joining the MISO RTO, which reduced 2012 expenses by $6.1 million;
•
an increase of $3.3 million in compensation and benefits costs primarily due to a decrease in the discount rates used to determine net periodic pension and other postretirement benefit costs.  See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates" in the Form 10-K and Note 6 to the financial statements herein for further discussion of benefits costs;

•	an increase of $2 million in fossil-fueled generation expenses due to an overall higher scope of work done during plant outages compared to the prior year; and
•	an increase of $1.9 million in nuclear generation expenses primarily due to higher labor and materials costs.

Depreciation and amortization expenses increased primarily due to additions to plant in service, including the completion of the Waterford 3 steam generator replacement project in December 2012.

Interest expense increased primarily due to the issuance of $200 million of 5.25% Series first mortgage bonds in July 2012 and the issuance of $200 million of 3.3% Series first mortgage bonds in December 2012.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Other operation and maintenance expenses increased primarily due to:

•
an increase of $6.4 million in compensation and benefits costs primarily due to a decrease in the discount rates used to determine net periodic pension and other postretirement benefit costs.  See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates" in the Form 10-K and Note 6 to the financial statements herein for further discussion of benefits costs;

•	the prior year deferral, as approved by the LPSC and the FERC, of costs related to the transition and implementation of joining the MISO RTO, which reduced 2012 expenses by $5.2 million; and
•	an increase of $1.3 million in nuclear generation expenses primarily due to higher labor and materials costs.

The increase was partially offset by:

•	a decrease of $4.2 million in fossil-fueled generation expenses due to an overall lower scope of work done during plant outages compared to the prior year;

Entergy Louisiana, L.L.C and Subsidiaries
Management’s Financial Discussion and Analysis

•	a decrease of $2.6 million in insurance expenses primarily due to decreases in premiums; and
•	a decrease of $1.5 million as a result of lower write-offs of uncollectible customer accounts in 2013.

Depreciation and amortization expenses increased primarily due to additions to plant in service, including the completion of the Waterford 3 steam generator replacement project in December 2012.

Interest expense increased primarily due to the issuance of $200 million of 5.25% Series first mortgage bonds in July 2012 and the issuance of $200 million of 3.3% Series first mortgage bonds in December 2012.

Income Taxes

The effective income tax rate was 25.4% for the second quarter 2013 and 23.6% for the six months ended June 30, 2013.  The differences in the effective income tax rates for the second quarter 2013 and the six months ended June 30, 2013 versus the federal statutory rate of 35% were due to book and tax differences related to the non-taxable income distributions earned on preferred membership interests and book and tax differences related to the allowance for equity funds used during construction.

The effective income tax rate was 409.3% for the second quarter 2012 primarily because earnings before income taxes was a loss due to the regulatory charge resulting from the settlement of how to treat the Louisiana Act 55 financing of the Hurricane Katrina and Hurricane Rita storm costs and the reversal of the provision for the uncertain tax position related to that item.  The difference in the effective income tax rate for the second quarter 2012 versus the federal statutory rate of 35% was primarily due to the reversal of the provision for uncertain tax positions related to the IRS settlement and book and tax differences related to the non-taxable income distributions earned on preferred membership interests.

The effective income tax rate was 2,586.5% for the six months ended June 30, 2012 primarily because earnings before income taxes was a loss due to the regulatory charge resulting from the settlement of how to treat the Louisiana Act 55 financing of the Hurricane Katrina and Hurricane Rita storm costs and the reversal of the provision for the uncertain tax position related to that item.  The difference in the effective income tax rate for the six months ended June 30, 2012 versus the federal statutory rate of 35% was primarily due to the reversal of the provision for uncertain tax positions related to the settlement, book and tax differences related to the non-taxable income distributions earned on preferred membership interests, book and tax differences related to the allowance for equity funds used during construction, and the amortization of investment tax credits.

Hurricane Isaac

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Hurricane Isaac" in the Form 10-K for a discussion of Hurricane Isaac and the damage caused to Entergy Louisiana’s service area in August 2012.  In April 2013, Entergy Gulf States Louisiana and Entergy Louisiana filed a joint application with the LPSC relating to Hurricane Isaac system restoration costs.  Specifically, Entergy Louisiana requested that the LPSC determine the amount of such costs that were prudently incurred and are, thus, eligible for recovery from customers.  Including carrying costs and additional storm escrow funds, Entergy Louisiana is seeking determination that $247.7 million in system restoration costs were prudently incurred.  Entergy Louisiana intends to replenish its storm escrow accounts to $200 million primarily through traditional debt markets and has requested special rate treatment of any borrowings for that purpose.  In May 2013, Entergy Louisiana filed a supplemental application proposing a specific means to finance system restoration costs and related requests.  Entergy Louisiana is proposing to finance Hurricane Isaac restoration costs through Louisiana Act 55 financing, which was the same method it used for Hurricanes Katrina, Rita, Gustav, and Ike.

Entergy Louisiana, L.L.C and Subsidiaries
Management’s Financial Discussion and Analysis

Liquidity and Capital Resources

Cash Flow

Cash flows for the six months ended June 30, 2013 and 2012 were as follows:

	2013	2012
	(In Thousands)

Cash and cash equivalents at beginning of period	$30,086	$878

Cash flow provided by (used in):
Operating activities	233,394	209,114
Investing activities	(220,249)	(211,327)
Financing activities	(40,039)	11,316
Net increase (decrease) in cash and cash equivalents	(26,894)	9,103

Cash and cash equivalents at end of period	$3,192	$9,981

Operating Activities

Net cash flow provided by operating activities increased $24.3 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 primarily due to the increased recovery of fuel costs due to an increase in the amount of deferred fuel to be recovered compared to last year and a decrease of $13.3 million in pension contributions, partially offset by $9 million in Hurricane Isaac storm restoration spending in 2013.  See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates” in the Form 10-K and Note 6 to the financial statements herein for a discussion of qualified pension and other postretirement benefits.

Investing Activities

Net cash flow used in investing activities increased $8.9 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 primarily due to an increase in fossil-fueled generation construction expenditures due to spending on the Ninemile Unit 6 self-build project, offset by receipts of $187 million from the storm reserve escrow account in 2013, compared to receipts of $14.4 million in 2012, and money pool activity.

Decreases in Entergy Louisiana’s receivable from the money pool are a source of cash flow, and Entergy Louisiana’s receivable from the money pool decreased by $3 million for the six months ended June 30, 2013 compared to increasing by $20.9 million for the six months ended June 30, 2012.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

Entergy Louisiana’s financing activities used cash of $40 million for the six months ended June 30, 2013 compared to providing cash of $11.3 million for the six months ended June 30, 2012 primarily due to an increase of $200.7 million in common equity dividends paid in 2013 and the issuance of $100 million of 4.7% Series first mortgage bonds in May 2013 compared to the issuance of $250 million of 1.875% Series first mortgage bonds in January 2012, partially offset by the following:

•	money pool activity;
•	borrowings of $100 million on Entergy Louisiana’s credit facility in 2013 compared to the net repayment of credit borrowings of $50 million in 2012;

Entergy Louisiana, L.L.C and Subsidiaries
Management’s Financial Discussion and Analysis

•	the repayment of borrowings of $12.9 million on the nuclear fuel company variable interest entity’s credit facility in 2013 compared to the repayment of $31.8 million in 2012; and
•	a principal payment of $12.2 million in 2013 for the Waterford 3 sale-leaseback obligation compared to a principal payment of $19.6 million in 2012.

Decreases in Entergy Louisiana’s payable to the money pool are a use of cash flow, and Entergy Louisiana’s payable to the money pool decreased by $118.4 million for the six months ended June 30, 2012.

Capital Structure

Entergy Louisiana’s capitalization is balanced between equity and debt, as shown in the following table.  The increase in the debt to capital ratio for Entergy Louisiana as of June 30, 2013 is primarily due to an increase in long-term debt as a result of $100 million in borrowings on its long-term credit facility and a decrease in member’s equity resulting from an increase in common equity distributions partially offset by an increase in net income.

	June 30, 2013	December 31, 2012

Debt to capital	50.8%	48.4%
Effect of excluding securitization bonds	(1.5%)	(1.6%)
Debt to capital, excluding securitization bonds (a)	49.3%	46.8%
Effect of subtracting cash	-%	(0.3%)
Net debt to net capital, excluding securitization bonds (a)	49.3%	46.5%

(a)	Calculation excludes the securitization bonds, which are non-recourse to Entergy Louisiana.

Net debt consists of debt less cash and cash equivalents.  Debt consists of short-term borrowings and long-term debt, including the currently maturing portion.  Capital consists of debt and member’s equity.  Net capital consists of capital less cash and cash equivalents.  Entergy Louisiana uses the debt to capital ratios excluding securitization bonds in analyzing its financial condition and believes they provide useful information to its investors and creditors in evaluating Entergy Louisiana’s financial condition because the securitization bonds are non-recourse to Entergy Louisiana, as more fully described in Note 5 to the financial statements in the Form 10-K.  Entergy Louisiana also uses the net debt to net capital ratio excluding securitization bonds in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy Louisiana’s financial condition because net debt indicates Entergy Louisiana’s outstanding debt position that could not be readily satisfied by cash and cash equivalents on hand.

Uses and Sources of Capital

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy Louisiana’s uses and sources of capital.  Following are additional updates to the information provided in the Form 10-K.

As discussed in the Form 10-K, the planned construction and capital investment amounts in the table do not include significant costs for the capital projects that might result from the NRC post-Fukushima requirements.  The current preliminary cost estimate for post-Fukushima requirements for Entergy Louisiana is approximately $45 million, including approximately $40 million in capital and $5 million in one-time operation and maintenance expenses.   These costs are expected to be incurred over the 2012 through 2018 time period, and do not include amounts for any future NRC requirements (e.g., Tier 2 and 3 activities).

Entergy Louisiana obtained short-term borrowing authorization from the FERC under which it may borrow through October 2013, up the aggregate amount, at any one time outstanding, of $250 million.  See Note 4 to the financial statements for further discussion of Entergy Louisiana’s short-term borrowing limits.  Entergy Louisiana has also obtained an order from the FERC authorizing long-term securities issuances through October 2013.  Entergy Louisiana has also obtained long-term financing authorization from the FERC that extends through January 2015 for issuances by its nuclear fuel company variable interest entity.

Entergy Louisiana, L.L.C and Subsidiaries
Management’s Financial Discussion and Analysis

Entergy Louisiana’s receivables from or (payables to) the money pool were as follows:

June 30, 2013	December 31, 2012	June 30, 2012	December 31, 2011
(In Thousands)

$6,410	$9,433	$20,910	($118,415)

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

In May 2013, Entergy Louisiana issued $100 million of 4.70% Series first mortgage bonds due June 2063. Entergy Louisiana used the proceeds for general corporate purposes.

Entergy Louisiana has a credit facility in the amount of $200 million scheduled to expire in March 2018.  As of June 30, 2013, $100 million was outstanding on the facility.  See Note 4 to the financial statements herein for additional discussion of the credit facility.

The Entergy Louisiana nuclear fuel company variable interest entity has a credit facility in the amount of $90 million scheduled to expire in June 2016.  As of June 30, 2013, $41.9 million in letters of credit were outstanding under the credit facility to support a like amount of commercial paper issued by the Entergy Louisiana nuclear fuel company variable interest entity.  See Note 4 to the financial statements for additional discussion of the nuclear fuel company variable interest entity credit facility.

State and Local Rate Regulation and Fuel-Cost Recovery

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – State and Local Rate Regulation and Fuel Cost Recovery" in the Form 10-K for a discussion of state and local rate regulation and fuel cost recovery.  Following are updates to that discussion.

In November 2011 the LPSC approved a one-year extension of Entergy Louisiana’s formula rate plan.  In May 2012, Entergy Louisiana made its formula rate plan filing with the LPSC for the 2011 test year.  The filing reflected a 9.63% earned return on common equity, which is within the earnings bandwidth and results in no cost of service rate change under the formula rate plan.  The filing also reflected an $18.1 million rate increase for incremental capacity costs.  In August 2012, Entergy Louisiana submitted a revised filing that reflects an earned return on common equity of 10.38%, which is still within the earnings bandwidth, resulting in no cost of service rate change.  The revised filing also indicates that an increase of $15.9 million should be reflected in the incremental capacity rider.  The rate change was implemented, subject to refund, effective for bills rendered the first billing cycle of September 2012.  Subsequently, in December 2012, Entergy Louisiana submitted a revised evaluation report that reflects two items: 1) a $17 million reduction for the first-year capacity charges for the purchase by Entergy Gulf States Louisiana from Entergy Louisiana of one-third of Acadia Unit 2 capacity and energy, and 2) an $88 million increase for the first-year retail revenue requirement associated with the Waterford 3 replacement steam generator project, which was in-service in December 2012.  These rate changes were implemented, subject to refund, effective with the first billing cycle of January 2013.  In April 2013, Entergy Louisiana and the LPSC staff filed a joint report resolving the 2011 test year formula rate plan and recovery related to the Grand Gulf uprate.  This report was approved by the LPSC in April 2013.  With completion of the Waterford 3 replacement steam generator project, the LPSC is conducting a prudence review in connection with a filing made by Entergy Louisiana in April 2013 with regard to the following aspects of the replacement project: 1) project management; 2) cost controls; 3) success in achieving stated objectives; 4) the costs of the replacement project; and 5) the outage length and replacement power costs.

Entergy Louisiana, L.L.C and Subsidiaries
Management’s Financial Discussion and Analysis

See Note 2 to the financial statements in the Form 10-K for a discussion of the base rate case filed by Entergy Louisiana with the LPSC in February 2013.  In April 2013 the LPSC established a procedural schedule providing for hearings in December 2013, with a decision by the LPSC expected in 2014.  On July 26, 2013, with the concurrence of Entergy Louisiana based upon an expected 60-day delay of the procedural schedule, the ALJ suspended the procedural schedule pending resolution of the appeal by Entergy Gulf States Louisiana, Entergy Louisiana and the LPSC staff regarding the ALJ’s denial of a motion to consolidate the rate cases of Entergy Gulf States Louisiana and Entergy Louisiana.  At is July 31, 2013 meeting the LPSC deferred the agenda item relating to the appeal and directed the LPSC staff to develop a plan for consolidation, to be considered by the LPSC in August 2013.

In March 2013, Entergy Louisiana filed a rate case for the Algiers area, which is in New Orleans and is regulated by the City Council.  Entergy Louisiana is requesting a rate increase of $13 million over three years, including a 10.4% return on common equity and a formula rate plan mechanism identical to its LPSC request. New rates are currently expected to become effective in second quarter 2014.

Federal Regulation

See “System Agreement” and “Entergy’s Proposal to Join MISO” in the “Rate, Cost-recovery, and Other Regulation – Federal Regulation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for updates to the Federal Regulation discussion in the Form 10-K.

Nuclear Matters

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Nuclear Matters" in the Form 10-K for a discussion of nuclear matters.

Environmental Risks

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Environmental Risks" in the Form 10-K for a discussion of environmental risks.

Critical Accounting Estimates

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy Louisiana’s accounting for nuclear decommissioning costs, unbilled revenue, and qualified pension and other postretirement benefits.

(Page left blank intentionally)

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2013 and 2012
(Unaudited)

	Three Months Ended		Six Months Ended
	2013	2012	2013	2012
	(In Thousands)		(In Thousands)

OPERATING REVENUES
Electric	$635,805	$561,787	$1,241,890	$1,044,145

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	93,152	114,824	211,859	186,883
Purchased power	236,413	158,905	465,422	337,118
Nuclear refueling outage expenses	9,079	6,084	15,931	12,470
Other operation and maintenance	127,225	112,295	232,352	228,036
Decommissioning	5,368	6,559	10,669	13,003
Taxes other than income taxes	18,987	16,927	37,787	34,209
Depreciation and amortization	60,907	54,153	120,745	107,832
Other regulatory charges (credits) - net	(4,017)	133,293	(6,294)	129,705
TOTAL	547,114	603,040	1,088,471	1,049,256

OPERATING INCOME (LOSS)	88,691	(41,253)	153,419	(5,111)

OTHER INCOME
Allowance for equity funds used during construction	7,097	8,602	12,839	17,051
Interest and investment income	21,126	20,364	42,915	41,612
Miscellaneous - net	(793)	(828)	(1,653)	(2,199)
TOTAL	27,430	28,138	54,101	56,464

INTEREST EXPENSE
Interest expense	36,904	33,035	73,333	65,703
Allowance for borrowed funds used during construction	(3,036)	(3,895)	(5,484)	(7,754)
TOTAL	33,868	29,140	67,849	57,949

INCOME (LOSS) BEFORE INCOME TAXES	82,253	(42,255)	139,671	(6,596)

Income taxes	20,876	(172,969)	32,918	(170,605)

NET INCOME	61,377	130,714	106,753	164,009

Preferred distribution requirements and other	1,738	1,738	3,475	3,475

EARNINGS APPLICABLE TO
COMMON EQUITY	$59,639	$128,976	$103,278	$160,534

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Six Months Ended June 30, 2013 and 2012
(Unaudited)

	Three Months Ended		Six Months Ended
	2013	2012	2013	2012
	(In Thousands)		(In Thousands)

Net Income	$61,377	$130,714	$106,753	$164,009
Other comprehensive income
Pension and other postretirement liabilities
(net of tax expense of $542, $517, $1,089, and $987)	683	607	1,361	1,260
Other comprehensive income	683	607	1,361	1,260
Comprehensive Income	$62,060	$131,321	$108,114	$165,269

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2013 and 2012
(Unaudited)

	2013	2012
	(In Thousands)

OPERATING ACTIVITIES
Net income	$106,753	$164,009
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	163,907	153,929
Deferred income taxes, investment tax credits, and non-current taxes accrued	69,345	(154,896)
Changes in working capital:
Receivables	(92,534)	(53,346)
Fuel inventory	538	248
Accounts payable	(11,090)	(10,615)
Prepaid taxes and taxes accrued	8,345	10,711
Interest accrued	(1,647)	(4,200)
Deferred fuel costs	(10,887)	(27,835)
Other working capital accounts	13,573	3,794
Changes in provisions for estimated losses	(185,518)	(13,780)
Changes in other regulatory assets	82,219	16,784
Changes in other regulatory liabilities	37,090	138,047
Changes in pension and other postretirement liabilities	4,877	(11,627)
Other	48,423	(2,109)
Net cash flow provided by operating activities	233,394	209,114

INVESTING ACTIVITIES
Construction expenditures	(418,402)	(223,780)
Allowance for equity funds used during construction	12,839	17,051
Nuclear fuel purchases	(21,887)	(26,905)
Proceeds from sale of nuclear fuel	23,438	32,168
Receipts from storm reserve escrow account	186,985	14,399
Remittances to transition charge account	(9,119)	(13,236)
Payments from transition charge account	8,758	15,473
Proceeds from nuclear decommissioning trust fund sales	9,492	10,343
Investment in nuclear decommissioning trust funds	(15,376)	(15,930)
Changes in money pool receivable - net	3,023	(20,910)
Net cash flow used in investing activities	(220,249)	(211,327)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	96,442	247,573
Changes in credit borrowings - net	87,202	(81,831)
Retirement of long-term debt	(18,954)	(31,936)
Changes in money pool payable - net	-	(118,415)
Distributions paid:
Common equity	(201,254)	(600)
Preferred membership interests	(3,475)	(3,475)
Net cash flow provided by (used in) financing activities	(40,039)	11,316

Net increase (decrease) in cash and cash equivalents	(26,894)	9,103

Cash and cash equivalents at beginning of period	30,086	878

Cash and cash equivalents at end of period	$3,192	$9,981

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$72,320	$67,166
Income taxes	$(697)	$(3,601)

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
June 30, 2013 and December 31, 2012
(Unaudited)

	2013	2012
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$563	$814
Temporary cash investments	2,629	29,272
Total cash and cash equivalents	3,192	30,086
Securitization recovery trust account	4,742	4,382
Accounts receivable:
Customer	153,612	86,072
Allowance for doubtful accounts	(1,125)	(867)
Associated companies	45,491	42,938
Other	9,230	9,354
Accrued unbilled revenues	99,154	79,354
Total accounts receivable	306,362	216,851
Accumulated deferred income taxes	30,692	113,319
Deferred fuel costs	37,455	26,568
Fuel inventory	23,045	23,583
Materials and supplies - at average cost	150,613	152,170
Deferred nuclear refueling outage costs	31,599	44,457
Prepaid taxes	-	7,937
Prepayments and other	15,278	12,129
TOTAL	602,978	631,482

OTHER PROPERTY AND INVESTMENTS
Investment in affiliate preferred membership interests	807,423	807,423
Decommissioning trust funds	311,667	287,418
Storm reserve escrow account	-	186,985
Non-utility property - at cost (less accumulated depreciation)	487	578
TOTAL	1,119,577	1,282,404

UTILITY PLANT
Electric	8,657,044	8,603,319
Property under capital lease	324,440	324,440
Construction work in progress	563,704	404,714
Nuclear fuel	170,386	204,019
TOTAL UTILITY PLANT	9,715,574	9,536,492
Less - accumulated depreciation and amortization	3,679,824	3,590,146
UTILITY PLANT - NET	6,035,750	5,946,346

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	201,691	193,114
Other regulatory assets (includes securitization property of
$166,000 as of June 30, 2013 and
$172,838 as of December 31, 2012)	822,766	913,562
Deferred fuel costs	67,998	67,998
Other	44,061	39,178
TOTAL	1,136,516	1,213,852

TOTAL ASSETS	$8,894,821	$9,074,084

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
June 30, 2013 and December 31, 2012
(Unaudited)

	2013	2012
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$19,016	$14,236
Short-term borrowings	41,859	54,657
Accounts payable:
Associated companies	77,241	103,454
Other	191,659	266,904
Customer deposits	89,545	88,805
Taxes accrued	408	-
Accumulated deferred income taxes	5,030	-
Interest accrued	35,617	37,264
Pension and other postretirement liabilities	9,253	9,170
Gas hedge contracts	2,824	3,442
Other	15,567	13,382
TOTAL	488,019	591,314

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	926,808	930,606
Accumulated deferred investment tax credits	68,770	70,193
Other regulatory liabilities	413,891	376,801
Decommissioning	428,791	418,122
Accumulated provisions	10,956	196,474
Pension and other postretirement liabilities	544,497	539,703
Long-term debt (includes securitization bonds of
$174,843 as of June 30, 2013 and
$181,553 as of December 31, 2012)	2,988,246	2,811,859
Other	71,563	68,516
TOTAL	5,453,522	5,412,274

Commitments and Contingencies

EQUITY
Preferred membership interests without sinking fund	100,000	100,000
Member's equity	2,898,051	3,016,628
Accumulated other comprehensive loss	(44,771)	(46,132)
TOTAL	2,953,280	3,070,496

TOTAL LIABILITIES AND EQUITY	$8,894,821	$9,074,084

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Six Months Ended June 30, 2013 and 2012
(Unaudited)

		Common Equity
	Preferred Membership Interests	Member's Equity	Accumulated Other Comprehensive Income (Loss)	Total
	(In Thousands)

Balance at December 31, 2011	$100,000	$2,504,436	$(39,507)	$2,564,929

Net income	-	164,009	-	164,009
Other comprehensive income	-	-	1,260	1,260
Distributions to parent	-	(600)	-	(600)
Distributions declared on preferred membership interests	-	(3,475)	-	(3,475)

Balance at June 30, 2012	$100,000	$2,664,370	$(38,247)	$2,726,123

Balance at December 31, 2012	$100,000	$3,016,628	$(46,132)	$3,070,496

Net income	-	106,753	-	106,753
Other comprehensive income	-	-	1,361	1,361
Distributions to parent	-	(221,855)	-	(221,855)
Distributions declared on preferred membership interests	-	(3,475)	-	(3,475)

Balance at June 30, 2013	$100,000	$2,898,051	$(44,771)	$2,953,280

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three and Six Months Ended June 30, 2013 and 2012
(Unaudited)

	Three Months Ended		Increase/
Description	2013	2012	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$178	$168	$10	6
Commercial	136	122	14	12
Industrial	234	190	44	23
Governmental	11	9	2	22
Total retail	559	489	70	14
Sales for resale:
Associated companies	31	32	(1)	(3)
Other	46	41	5	12
Total	$636	$562	$74	13

Billed Electric Energy
Sales (GWh):
Residential	1,881	2,088	(207)	(10)
Commercial	1,444	1,528	(84)	(5)
Industrial	4,210	4,184	26	1
Governmental	122	121	1	1
Total retail	7,657	7,921	(264)	(3)
Sales for resale:
Associated companies	408	631	(223)	(35)
Non-associated companies	10	7	3	43
Total	8,075	8,559	(484)	(6)

	Six Months Ended		Increase/
Description	2013	2012	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$365	$314	$51	16
Commercial	270	232	38	16
Industrial	479	374	105	28
Governmental	23	18	5	28
Total retail	1,137	938	199	21
Sales for resale:
Associated companies	50	53	(3)	(6)
Other	55	53	2	4
Total	$1,242	$1,044	$198	19

Billed Electric Energy
Sales (GWh):
Residential	3,883	3,978	(95)	(2)
Commercial	2,821	2,889	(68)	(2)
Industrial	8,412	8,291	121	1
Governmental	247	237	10	4
Total retail	15,363	15,395	(32)	-
Sales for resale:
Associated companies	617	1,067	(450)	(42)
Non-associated companies	17	18	(1)	(6)
Total	15,997	16,480	(483)	(3)

ENTERGY MISSISSIPPI, INC.

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Plan to Spin Off the Utility’s Transmission Business

See the “Plan to Spin Off the Utility’s Transmission Business” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis in the Form 10-K and herein for a discussion of Entergy’s plan to spin off its transmission business and merge it with a newly formed subsidiary of ITC Holdings Corp., including the planned retirement of debt and preferred securities.

Results of Operations

Net Income

Second Quarter 2013 Compared to Second Quarter 2012

Net income increased $3 million primarily due to higher net revenue, substantially offset by higher other operation and maintenance expenses.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Net income increased $8.3 million primarily due to higher net revenue, partially offset by higher other operation and maintenance expenses.

Net Revenue

Second Quarter 2013 Compared to Second Quarter 2012

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory credits.  Following is an analysis of the change in net revenue comparing the second quarter 2013 to the second quarter 2012:

Amount
(In Millions)

2012 net revenue	$145.2
Retail electric price	15.6
Reserve equalization	3.0
Other	(0.3)
2013 net revenue	$163.5

The retail electric price variance is primarily due to the recovery of Hinds plant costs through the power management rider, as approved by the MPSC, effective with the first billing cycle of 2013.  The net income effect of the Hinds plant cost recovery is limited to a portion representing an allowed return on equity on the net plant investment with the remainder offset by the Hinds plant costs in other operation and maintenance expenses, depreciation expenses, and taxes other than income taxes.

The reserve equalization variance is primarily due to increased reserve equalization revenue resulting from the acquisition of the Hinds plant in November 2012.

Entergy Mississippi, Inc.
Management’s Financial Discussion and Analysis

Gross operating revenues and fuel and purchased power expenses

Gross operating revenues increased primarily due to:

•	an increase of $27.2 million in gross wholesale revenues due to an increase in sales to affiliated customers;
•	an increase of $13.9 million in power management rider revenue, as approved by the MPSC, primarily resulting from the acquisition of the Hinds plant in November 2012, as discussed above; and
•	an increase of $7.7 million in rider revenue primarily due to an increase in the Grand Gulf rider effective October 2012.

Fuel and purchased power expenses increased primarily due to an increase in Grand Gulf capacity and energy purchases as a result of the Grand Gulf uprate and an increase in the average market price of natural gas.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory credits.  Following is an analysis of the change in net revenue comparing the six months ended June 30, 2013 to the six months ended June 30, 2012:

Amount
(In Millions)

2012 net revenue	$264.5
Retail electric price	33.4
Reserve equalization	7.4
Other	(0.1)
2013 net revenue	$305.2

The retail electric price variance is primarily due to the recovery of Hinds plant costs through the power management rider, as approved by the MPSC, effective with the first billing cycle of 2013.  The net income effect of the Hinds plant cost recovery is limited to a portion representing an allowed return on equity on the net plant investment with the remainder offset by the Hinds plant costs in other operation and maintenance expenses, depreciation expenses, and taxes other than income taxes.

The reserve equalization variance is primarily due to increased reserve equalization revenue resulting from the acquisition of the Hinds plant in November 2012.

Gross operating revenues and fuel and purchased power expenses

Gross operating revenues increased primarily due to:

•	an increase of $39.9 million in gross wholesale revenues primarily due to an increase in sales to affiliated customers;
•	an increase of $28.3 million in power management rider revenue, as approved by the MPSC, primarily resulting from the acquisition of the Hinds plant in November 2012, as discussed above; and
•	an increase of $19.1 million in rider revenue primarily due to an increase in the Grand Gulf rider effective October 2012.

The increase was partially offset by a decrease of $9.9 million in fuel cost recovery revenues primarily due to lower fuel rates.

Entergy Mississippi, Inc.
Management’s Financial Discussion and Analysis

Fuel and purchased power expenses increased primarily due to an increase in Grand Gulf capacity and energy purchases as a result of the Grand Gulf uprate and an increase in the average market price of natural gas, partially offset by a decrease in the recovery of deferred fuel costs from customers.

Other Income Statement Variances

Second Quarter 2013 Compared to Second Quarter 2012

Other operation and maintenance expenses increased primarily due to an increase of $9.7 million in fossil-fueled generation expenses resulting from a higher scope of work done during plant outages in 2013 compared to the same period in 2012 and the acquisition of the Hinds plant in November 2012.

Taxes other than income taxes increased primarily due to an increase in ad valorem taxes as a result of a higher assessment in 2013 as compared to the prior year.

Depreciation and amortization expenses increased primarily due to an increase in plant in service, including the acquisition of the Hinds plant in November 2012.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Other operation and maintenance expenses increased primarily due to an increase of $21.5 million in fossil-fueled generation expenses resulting from a higher scope of work done during plant outages in 2013 compared to the same period in 2012 and the acquisition of the Hinds plant in November 2012.

Taxes other than income taxes increased primarily due to an increase in ad valorem taxes as a result of a higher assessment in 2013 as compared to the prior year.

Depreciation and amortization expenses increased primarily due to an increase in plant in service, including the acquisition of the Hinds plant in November 2012.

Income Taxes

The effective income tax rate was 41.4% for the second quarter 2013 and 39.8% for the six months ended June 30, 2013.  The difference in the effective income tax rate for the second quarter 2013 versus the federal statutory rate of 35% was primarily due to state income taxes and certain book and tax differences related to utility plant items. The difference in the effective income tax rate for the six months ended June 30, 2013 versus the federal statutory rate of 35% was primarily due to state income taxes and certain book and tax differences related to utility plant items, partially offset by the reversal of a portion of the provision for uncertain tax positions.

The effective income tax rate was 44.5% for the second quarter 2012 and 43% for the six months ended June 30, 2012.  The differences in the effective income tax rates for the second quarter 2012 and the six months ended June 30, 2012 versus the federal statutory rate of 35% were primarily due to state income taxes, certain book and tax differences related to utility plant items, and the provision for uncertain tax positions, partially offset by book and tax differences related to the allowance for equity funds used during construction.

Entergy Mississippi, Inc.
Management’s Financial Discussion and Analysis

Liquidity and Capital Resources

Cash Flow

Cash flows for the six months ended June 30, 2013 and 2012 were as follows:

	2013	2012
	(In Thousands)

Cash and cash equivalents at beginning of period	$52,970	$16

Cash flow provided by (used in):
Operating activities	60,954	97,004
Investing activities	(71,973)	(88,058)
Financing activities	(38,884)	(3,507)
Net increase (decrease) in cash and cash equivalents	(49,903)	5,439

Cash and cash equivalents at end of period	$3,067	$5,455

Operating Activities

Net cash provided by operating activities decreased $36.1 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 primarily due to a decrease in the recovery of fuel costs and the receipt of System Agreement bandwidth remedy payments of $33 million in January 2012 to implement the FERC’s remedy in an October 2011 order for the period June-December 2005.  See Note 2 to the financial statements herein and in the Form 10-K for a discussion of the System Agreement proceedings.

Investing Activities

Net cash used in investing activities decreased $16.1 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 primarily due to money pool activity and decreased distribution construction expenditures primarily due to less reliability work performed in 2013 than in 2012, partially offset by increased fossil-fueled generation construction expenditures as a result of spending on fossil plant outages in 2013.

Decreases in Entergy Mississippi’s receivable from the money pool are a source of cash flow, and Entergy Mississippi’s receivable from the money pool decreased by $12 million for the six months ended June 30, 2013 compared to increasing by $10.4 million for the six months ended June 30, 2012. The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

Net cash used in financing activities increased $35.4 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 primarily due to the payment at maturity of $100 million of 5.15% Series first mortgage bonds in February 2013, partially offset by borrowings of $70 million on Entergy Mississippi’s credit facilities in 2013.  See Note 4 to the financial statements herein for a discussion of long-term debt and credit facilities.

Entergy Mississippi, Inc.
Management’s Financial Discussion and Analysis

Capital Structure

Entergy Mississippi’s capitalization is balanced between equity and debt, as shown in the following table.

	June 30, 2013	December 31, 2012

Debt to capital	54.6%	55.9%
Effect of subtracting cash	(0.1%)	(1.2%)
Net debt to net capital	54.5%	54.7%

Net debt consists of debt less cash and cash equivalents.  Debt consists of short-term borrowings, capital lease obligations, and long-term debt, including the currently maturing portion.  Capital consists of debt, preferred stock without sinking fund, and common equity.  Net capital consists of capital less cash and cash equivalents.  Entergy Mississippi uses the debt to capital ratio in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy Mississippi’s financial condition.  Entergy Mississippi uses the net debt to net capital ratio in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy Mississippi’s financial condition because net debt indicates Entergy Mississippi’s outstanding debt position that could not be readily satisfied by cash and cash equivalents on hand.

Uses and Sources of Capital

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy Mississippi’s uses and sources of capital.  Following are additional updates to the information provided in the Form 10-K.

Entergy Mississippi has obtained short-term borrowing authorization from the FERC under which it may borrow through October 2013, up to the aggregate amount, at any one time outstanding, of $175 million.  See Note 4 to the financial statements for further discussion of Entergy Mississippi’s short-term borrowing limits.  Entergy Mississippi has also obtained an order from the FERC authorizing long-term securities issuances through October 2013.

Entergy Mississippi’s receivables from or (payables to) the money pool were as follows:

June 30, 2013	December 31, 2012	June 30, 2012	December 31, 2011
(In Thousands)

$4,855	$16,878	$10,374	($1,999)

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

In May 2013, Entergy Mississippi renewed its three separate credit facilities through May 2014 and increased the aggregate amount available under these credit facilities to $92.5 million. As of June 30, 2013, there was an aggregate of $70 million in borrowings outstanding under these credit facilities.  See Note 4 to the financial statements herein for additional discussion of the credit facilities.

State and Local Rate Regulation and Fuel-Cost Recovery

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - State and Local Rate Regulation and Fuel-Cost Recovery" in the Form 10-K for a discussion of the formula rate plan and fuel and purchased power cost recovery. Following are updates to that discussion.

Entergy Mississippi, Inc.
Management’s Financial Discussion and Analysis

Formula Rate Plan

In March 2013, Entergy Mississippi submitted its formula rate plan 2012 test year filing.  The filing requested a $36.3 million revenue increase to reset Entergy Mississippi's return on common equity to 10.55%, which is a point within the formula rate plan bandwidth.  On June 6, 2013, Entergy Mississippi and the Mississippi Public Utilities Staff entered into a joint stipulation, in which both parties agreed that the MPSC should approve a $22.3 million rate increase for Entergy Mississippi which, with other adjustments reflected in the stipulation, would have the effect of resetting Entergy Mississippi’s return on common equity to 10.59% when adjusted for performance under the formula rate plan.  An amended scheduling order was issued on July 22, 2013, setting a final MPSC order to be issued on or before August 15, 2013 and new rates to begin billing on August 28, 2013.

In August 2012 the MPSC opened inquiries to review whether the current formulaic methodology used to calculate the return on common equity in both Entergy Mississippi’s formula rate plan and Mississippi Power Company’s annual formula rate plan is still appropriate or can be improved to better serve the public interest. The intent of this inquiry and review is for informational purposes only; the evaluation of any recommendations for changes to the existing methodology would take place in a general rate case or in the existing formula rate plan docket.  In March 2013 the Staff filed its consultant’s report which noted the return on common equity estimation methods used by Entergy Mississippi and Mississippi Power Company are commonly used throughout the electric utility industry.  The report suggested ways in which the methods used by Entergy Mississippi and Mississippi Power Company might be improved, but did not recommend specific changes in the return on common equity formulas or calculations at this time.

Storm Damage Accrual and Storm Cost Recovery

On July 1, 2013, Entergy Mississippi and the Mississippi Public Utilities Staff entered into a joint stipulation, wherein both parties agreed that approximately $32 million in storm restoration costs incurred in 2011 and 2012 were prudently incurred and chargeable to the storm damage reserve, while approximately $700,000 in prudently incurred costs were more properly recoverable through the formula rate plan.  Entergy Mississippi and the Mississippi Public Utilities Staff also agreed that the storm damage accrual should be increased from $750,000 per month to $1.75 million per month.  The joint stipulation is pending approval of the MPSC.

Federal Regulation

See “System Agreement” and “Entergy’s Proposal to Join MISO” in the “Rate, Cost-recovery, and Other Regulation – Federal Regulation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for updates to the Federal Regulation discussion in the Form 10-K.

Nuclear Matters

See “Nuclear Matters” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis in the Form 10-K for a discussion of nuclear matters.

Environmental Risks

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Environmental Risks" in the Form 10-K for a discussion of environmental risks.

Critical Accounting Estimates

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy Mississippi’s accounting for unbilled revenue and qualified pension and other postretirement benefits.

ENTERGY MISSISSIPPI, INC.
INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2013 and 2012
(Unaudited)

	Three Months Ended		Six Months Ended
	2013	2012	2013	2012
	(In Thousands)		(In Thousands)

OPERATING REVENUES
Electric	$326,039	$277,204	$617,680	$538,964

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	71,188	62,914	144,749	147,473
Purchased power	93,162	72,895	178,074	138,323
Other operation and maintenance	69,609	60,261	127,559	108,597
Taxes other than income taxes	20,227	18,454	40,114	37,238
Depreciation and amortization	26,900	24,287	53,551	48,074
Other regulatory credits - net	(1,856)	(3,832)	(10,299)	(11,304)
TOTAL	279,230	234,979	533,748	468,401

OPERATING INCOME	46,809	42,225	83,932	70,563

OTHER INCOME
Allowance for equity funds used during construction	713	1,025	1,446	2,190
Interest and investment income	187	14	326	24
Miscellaneous - net	(976)	(1,055)	(1,834)	(2,110)
TOTAL	(76)	(16)	(62)	104

INTEREST EXPENSE
Interest expense	14,875	14,103	30,168	28,648
Allowance for borrowed funds used during construction	(471)	(547)	(926)	(1,163)
TOTAL	14,404	13,556	29,242	27,485

INCOME BEFORE INCOME TAXES	32,329	28,653	54,628	43,182

Income taxes	13,375	12,739	21,740	18,586

NET INCOME	18,954	15,914	32,888	24,596

Preferred dividend requirements and other	707	707	1,414	1,414

EARNINGS APPLICABLE TO
COMMON STOCK	$18,247	$15,207	$31,474	$23,182

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2013 and 2012
(Unaudited)

	2013	2012
	(In Thousands)

OPERATING ACTIVITIES
Net income	$32,888	$24,596
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	53,551	48,074
Deferred income taxes, investment tax credits, and non-current taxes accrued	17,319	5,627
Changes in assets and liabilities:
Receivables	(34,538)	40,205
Fuel inventory	(1,930)	(3,452)
Accounts payable	26,511	(292)
Taxes accrued	(24,786)	(12,716)
Interest accrued	2,283	(4,681)
Deferred fuel costs	(5,751)	13,957
Other working capital accounts	(1,030)	(7,587)
Provisions for estimated losses	9	(2,148)
Other regulatory assets	(1,889)	4,773
Pension and other postretirement liabilities	(2,179)	(6,010)
Other assets and liabilities	496	(3,342)
Net cash flow provided by operating activities	60,954	97,004

INVESTING ACTIVITIES
Construction expenditures	(85,436)	(79,851)
Allowance for equity funds used during construction	1,446	2,190
Change in money pool receivable - net	12,023	(10,374)
Other	(6)	(23)
Net cash flow used in investing activities	(71,973)	(88,058)

FINANCING ACTIVITIES
Retirement of long-term debt	(100,000)	-
Changes in credit borrowings - net	70,000	-
Change in money pool payable - net	-	(1,999)
Dividends paid:
Common stock	(7,400)	-
Preferred stock	(1,414)	(1,414)
Other	(70)	(94)
Net cash flow used in financing activities	(38,884)	(3,507)

Net increase (decrease) in cash and cash equivalents	(49,903)	5,439

Cash and cash equivalents at beginning of period	52,970	16

Cash and cash equivalents at end of period	$3,067	$5,455

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$26,492	$32,013
Income taxes	$(1,008)	$2,118

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
BALANCE SHEETS
ASSETS
June 30, 2013 and December 31, 2012
(Unaudited)

	2013	2012
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$1,067	$585
Temporary cash investments	2,000	52,385
Total cash and cash equivalents	3,067	52,970
Accounts receivable:
Customer	66,429	49,836
Allowance for doubtful accounts	(892)	(910)
Associated companies	24,379	25,504
Other	10,244	11,072
Accrued unbilled revenues	50,902	43,045
Total accounts receivable	151,062	128,547
Deferred fuel costs	32,241	26,490
Accumulated deferred income taxes	30,808	44,027
Fuel inventory - at average cost	50,708	48,778
Materials and supplies - at average cost	39,594	40,331
Prepayments and other	7,124	5,329
TOTAL	314,604	346,472

OTHER PROPERTY AND INVESTMENTS
Non-utility property - at cost (less accumulated depreciation)	4,684	4,698
Escrow accounts	61,841	61,836
TOTAL	66,525	66,534

UTILITY PLANT
Electric	3,782,575	3,708,743
Property under capital lease	6,743	8,112
Construction work in progress	59,250	62,876
TOTAL UTILITY PLANT	3,848,568	3,779,731
Less - accumulated depreciation and amortization	1,369,030	1,324,627
UTILITY PLANT - NET	2,479,538	2,455,104

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	62,246	63,614
Other regulatory assets	404,728	401,471
Other	22,147	20,832
TOTAL	489,121	485,917

TOTAL ASSETS	$3,349,788	$3,354,027

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
BALANCE SHEETS
LIABILITIES AND EQUITY
June 30, 2013 and December 31, 2012
(Unaudited)

	2013	2012
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$-	$100,000
Short-term borrowings	70,021	21
Accounts payable:
Associated companies	41,626	42,377
Other	67,894	44,856
Customer deposits	72,808	71,182
Taxes accrued	27,541	52,327
Accumulated deferred income taxes	1,028	218
Interest accrued	20,509	18,226
Other	29,081	21,490
TOTAL	330,508	350,697

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	764,692	761,812
Accumulated deferred investment tax credits	7,872	7,257
Obligations under capital lease	4,769	5,329
Other regulatory liabilities	1,510	1,235
Asset retirement cost liabilities	6,218	6,039
Accumulated provisions	35,829	35,820
Pension and other postretirement liabilities	158,689	160,866
Long-term debt	1,069,591	1,069,519
Other	16,009	25,426
TOTAL	2,065,179	2,073,303

Commitments and Contingencies

Preferred stock without sinking fund	50,381	50,381

COMMON EQUITY
Common stock, no par value, authorized 12,000,000
shares; issued and outstanding 8,666,357 shares in 2013 and 2012	199,326	199,326
Capital stock expense and other	(690)	(690)
Retained earnings	705,084	681,010
TOTAL	903,720	879,646

TOTAL LIABILITIES AND EQUITY	$3,349,788	$3,354,027

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
STATEMENTS OF CHANGES IN COMMON EQUITY
For the Six Months Ended June 30, 2013 and 2012
(Unaudited)

	Common Equity
	Common Stock	Capital Stock Expense and Other	Retained Earnings	Total
	(In Thousands)

Balance at December 31, 2011	$199,326	$(690)	$637,070	$835,706

Net income	-	-	24,596	24,596
Preferred stock dividends	-	-	(1,414)	(1,414)

Balance at June 30, 2012	$199,326	$(690)	$660,252	$858,888

Balance at December 31, 2012	$199,326	$(690)	$681,010	$879,646

Net income	-	-	32,888	32,888
Common stock dividends	-	-	(7,400)	(7,400)
Preferred stock dividends	-	-	(1,414)	(1,414)

Balance at June 30, 2013	$199,326	$(690)	$705,084	$903,720

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
SELECTED OPERATING RESULTS
For the Three and Six Months Ended June 30, 2013 and 2012
(Unaudited)

	Three Months Ended		Increase/
Description	2013	2012	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$110	$102	$8	8
Commercial	99	92	7	8
Industrial	36	36	-	-
Governmental	10	9	1	11
Total retail	255	239	16	7
Sales for resale:
Associated companies	33	6	27	450
Non-associated companies	6	6	-	-
Other	32	26	6	23
Total	$326	$277	$49	18

Billed Electric Energy
Sales (GWh):
Residential	1,149	1,225	(76)	(6)
Commercial	1,108	1,203	(95)	(8)
Industrial	531	604	(73)	(12)
Governmental	96	101	(5)	(5)
Total retail	2,884	3,133	(249)	(8)
Sales for resale:
Associated companies	538	74	464	627
Non-associated companies	75	63	12	19
Total	3,497	3,270	227	7

	Six Months Ended		Increase/
Description	2013	2012	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$234	$211	$23	11
Commercial	195	184	11	6
Industrial	72	71	1	1
Governmental	20	18	2	11
Total retail	521	484	37	8
Sales for resale:
Associated companies	49	10	39	390
Non-associated companies	11	11	-	-
Other	37	34	3	9
Total	$618	$539	$79	15

Billed Electric Energy
Sales (GWh):
Residential	2,509	2,470	39	2
Commercial	2,199	2,317	(118)	(5)
Industrial	1,063	1,150	(87)	(8)
Governmental	190	194	(4)	(2)
Total retail	5,961	6,131	(170)	(3)
Sales for resale:
Associated companies	775	99	676	683
Non-associated companies	119	92	27	29
Total	6,855	6,322	533	8

ENTERGY NEW ORLEANS, INC.

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Plan to Spin Off the Utility’s Transmission Business

See the “Plan to Spin Off the Utility’s Transmission Business” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis in the Form 10-K and herein for a discussion of Entergy’s plan to spin off its transmission business and merge it with a newly formed subsidiary of ITC Holdings Corp., including the planned retirement of debt and preferred securities.

Results of Operations

Net Income

Second Quarter 2013 Compared to Second Quarter 2012

Net income decreased $6.6 million primarily due to higher other operation and maintenance expenses.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Net income decreased $5.3 million primarily due to higher other operation and maintenance expenses and higher taxes other than income taxes, partially offset by higher net revenue.

Net Revenue

Second Quarter 2013 Compared to Second Quarter 2012

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges.  Following is an analysis of the changes in net revenue comparing the second quarter 2013 to the second quarter 2012:

Amount
(In Millions)

2012 net revenue	$62.7
Provision for regulatory proceedings	(1.1)
Miscellaneous items	0.2
2013 net revenue	$61.8

The provision for regulatory proceedings variance is primarily due to an additional $1.1 million provision recorded in the second quarter 2013 as a result of a settlement relating to the formula rate plan proceeding.  See Note 2 to the financial statements for additional discussion of the settlement.

Entergy New Orleans, Inc.
Management’s Financial Discussion and Analysis

Gross operating revenues and purchased power expenses

Gross operating revenues increased primarily due to an increase of $8.6 million in electric fuel cost recovery revenues due to higher fuel rates and an increase of $5.9 million in gross gas revenues primarily due to higher fuel cost recovery revenues as a result of higher fuel rates.  Entergy New Orleans’s fuel and purchased power recovery mechanism is discussed in Note 2 to the financial statements in the Form 10-K.

Purchased power expenses increased primarily due to an increase in Grand Gulf capacity and energy purchases as a result of the Grand Gulf uprate.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges.  Following is an analysis of the changes in net revenue comparing the six months ended June 30, 2013 to the six months ended June 30, 2012:

Amount
(In Millions)

2012 net revenue	$116.5
Net gas revenue	1.6
Provision for regulatory proceedings	(1.1)
Other	2.0
2013 net revenue	$119.0

The net gas revenue variance is primarily due to the effect of more favorable weather, primarily in the residential and commercial sectors, in 2013 as compared to the same period in prior year.

The provision for regulatory proceedings variance is primarily due to an additional $1.1 million provision recorded in the second quarter 2013 as a result of a settlement relating to the formula rate plan proceeding.  See Note 2 to the financial statements for additional discussion of the settlement.

Gross operating revenues and purchased power expenses

Gross operating revenues increased primarily due to an increase of $22.6 million in electric fuel cost recovery revenues due to higher fuel rates and an increase of $9.8 million in gross gas revenues primarily due to higher fuel cost recovery revenues as a result of higher fuel rates.  Entergy New Orleans’s fuel and purchased power recovery mechanism is discussed in Note 2 to the financial statements in the Form 10-K.

Purchased power expenses increased primarily due to an increase in Grand Gulf capacity and energy purchases as a result of the Grand Gulf uprate.

Other Income Statement Variances

Second Quarter 2013 Compared to Second Quarter 2012

Other operation and maintenance expenses increased primarily due to an increase of $5.9 million in fossil-fueled generation expenses due to an overall higher scope of work done during plant outages compared to prior year.

Entergy New Orleans, Inc.
Management’s Financial Discussion and Analysis

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Other operation and maintenance expenses increased primarily due to an increase of $6.9 million in fossil-fueled generation expenses due to an overall higher scope of work done during plant outages compared to prior year, partially offset by a decrease of $1.5 million due to expenses recorded in 2012 related to the Energy Smart Program.

Taxes other than income taxes increased primarily due to an increase in local franchise taxes resulting from higher electric and gas retail revenues as compared to prior year and an increase in ad valorem taxes resulting from higher assessments.

Income Taxes

The effective income tax rate was (119.9%) for the second quarter 2013 and (46.3%) for the six months ended June 30, 2013.  The differences in the effective income tax rates for the second quarter 2013 and the six months ended June 30, 2013 versus the federal statutory rate of 35% were primarily due to flow-through tax accounting and book and tax differences related to the allowance for equity funds used during construction, partially offset by certain book and tax differences related to utility plant items and state income taxes.

The effective income tax rate was (1.4%) for the second quarter 2012 and 1.5% for the six months ended June 30, 2012.  The differences in the effective income tax rates for the second quarter 2012 and the six months ended June 30, 2012 versus the federal statutory rate of 35% were primarily due to the provision for uncertain tax positions and flow-through tax accounting, offset by certain book and tax differences related to utility plant items and state income taxes.

Liquidity and Capital Resources

Cash Flow

Cash flows for the six months ended June 30, 2013 and 2012 were as follows:

	2013	2012
	(In Thousands)

Cash and cash equivalents at beginning of period	$9,391	$9,834

Cash flow provided by (used in):
Operating activities	23,944	(107)
Investing activities	(103,326)	(24,399)
Financing activities	98,487	16,372
Net increase (decrease) in cash and cash equivalents	19,105	(8,134)

Cash and cash equivalents at end of period	$28,496	$1,700

Operating Activities

Entergy New Orleans’s operating activities provided $23.9 million in cash for the six months ended June 30, 2013 compared to using $0.1 million in cash for the six months ended June 30, 2012 primarily due to the increased recovery of fuel costs, the timing of collections of customer receivables and payments to vendors, and a $2.7 million decrease in pension contributions.  See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates" in the Form 10-K and Note 6 to the financial statements herein for a discussion of qualified pension and other postretirement benefits.

Entergy New Orleans, Inc.
Management’s Financial Discussion and Analysis

Investing Activities

Net cash flow used in investing activities increased $78.9 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 primarily due to money pool activity.

Increases in Entergy New Orleans’s receivable from the money pool are a use of cash flow, and Entergy New Orleans’s receivable from the money pool increased $63.7 million for the six months ended June 30, 2013 compared to decreasing $9.1 million for the six months ended June 30, 2012.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

Net cash provided by financing activities increased $82.1 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 primarily due to the issuance of $100 million of 3.9% Series first mortgage bonds in June 2013, partially offset by money pool activity.

Increases in Entergy New Orleans’s payable to the money pool are a source of cash flow, and Entergy New Orleans’s payable to the money pool increased by $18.8 million for the six months ended June 30, 2012.

Capital Structure

Entergy New Orleans’s capitalization is balanced between equity and debt, as shown in the following table.  The increase in debt to capital ratio is due to the issuance of $100 million of 3.9% Series first mortgage bonds in June 2013.

	June 30, 2013	December 31, 2012

Debt to capital	57.7%	47.7%
Effect of subtracting cash	(2.5%)	(1.2%)
Net debt to net capital	55.2%	46.5%

Net debt consists of debt less cash and cash equivalents.  Debt consists of short-term borrowings and long-term debt, including the currently maturing portion.  Capital consists of debt, preferred stock without sinking fund, and common equity.  Net capital consists of capital less cash and cash equivalents.  Entergy New Orleans uses the debt to capital ratio in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy New Orleans’s financial condition.  Entergy New Orleans uses the net debt to net capital ratio in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy New Orleans’s financial condition because net debt indicates Entergy New Orleans’s outstanding debt position that could not be readily satisfied by cash and cash equivalents on hand.

Uses and Sources of Capital

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy New Orleans’s uses and sources of capital.  Following are additional updates to the information provided in the Form 10-K.

Entergy New Orleans has obtained short-term borrowing authorization from the FERC under which it may borrow through October 2013, up to the aggregate amount, at any one time outstanding, of $100 million.  See Note 4 to the financial statements for further discussion of Entergy New Orleans’s short-term borrowing limits.  The long-term securities issuances of Entergy New Orleans are limited to amounts authorized by the City Council, and the current authorization extends through July 2014.

Entergy New Orleans, Inc.
Management’s Financial Discussion and Analysis

Entergy New Orleans’s receivables from or (payables to) the money pool were as follows:

June 30, 2013	December 31, 2012	June 30, 2012	December 31, 2011
(In Thousands)

$66,606	$2,923	($18,809)	$9,074

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy New Orleans has a credit facility in the amount of $25 million scheduled to expire in November 2013.  No borrowings were outstanding under the facility as of June 30, 2013.  See Note 4 to the financial statements herein for additional discussion of the credit facility.

In June 2013, Entergy New Orleans issued $100 million of 3.90% Series first mortgage bonds due July 2023.  Entergy New Orleans used the proceeds to pay, at maturity, its $70 million 5.25% Series first mortgage bonds due August 2013 and for general corporate purposes.

State and Local Rate Regulation

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – State and Local Rate Regulation" in the Form 10-K for a discussion of state and local rate regulation.

As discussed in the Form 10-K, in May 2012, Entergy New Orleans filed its electric and gas formula rate plan evaluation reports for the 2011 test year.   The City Council had approved a procedural schedule to resolve disputed items that included a hearing in April 2013, but that hearing was postponed.  On August 1, 2013, the Utility Committee of the City Council unanimously approved a settlement of all issues in the formula rate plan proceeding.  Under the terms of the settlement, Entergy New Orleans will implement an approximately $1.625 million net decrease to the electric rates that were in effect prior to the electric rate increase implemented in October 2012, with no change in gas rates.  Entergy New Orleans will refund to customers approximately $6.0 million over the four-month period from September 2013 through December 2013 to make the electric rate decrease effective as of the first billing cycle of October 2012.  Entergy New Orleans had previously recorded provisions for the majority of the refund to customers, but recorded an additional $1.1 million provision in second quarter 2013 as a result of the settlement.  The Utility Committee’s approval will be presented to the City Council for consideration later in August 2013.

Federal Regulation

See “System Agreement” and “Entergy’s Proposal to Join MISO” in the “Rate, Cost-recovery, and Other Regulation – Federal Regulation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for updates to the Federal Regulation discussion in the Form 10-K.

Nuclear Matters

See “Nuclear Matters” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis in the Form 10-K for a discussion of nuclear matters.

Environmental Risks

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Environmental Risks" in the Form 10-K for a discussion of environmental risks.

Critical Accounting Estimates

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy New Orleans’s accounting for unbilled revenue and qualified pension and other postretirement benefits.

ENTERGY NEW ORLEANS, INC.
INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2013 and 2012
(Unaudited)

	Three Months Ended		Six Months Ended
	2013	2012	2013	2012
	(In Thousands)		(In Thousands)

OPERATING REVENUES
Electric	$121,426	$113,729	$235,389	$214,313
Natural gas	21,415	15,515	53,918	44,087
TOTAL	142,841	129,244	289,307	258,400

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	12,586	11,605	41,449	39,287
Purchased power	68,164	54,401	128,323	101,632
Other operation and maintenance	37,134	32,908	68,367	63,804
Taxes other than income taxes	11,522	10,621	23,768	21,169
Depreciation and amortization	9,559	9,199	19,002	18,268
Other regulatory charges - net	249	501	499	981
TOTAL	139,214	119,235	281,408	245,141

OPERATING INCOME	3,627	10,009	7,899	13,259

OTHER INCOME
Allowance for equity funds used during construction	263	153	433	302
Interest and investment income	23	6	44	21
Miscellaneous - net	(328)	(357)	(644)	(762)
TOTAL	(42)	(198)	(167)	(439)

INTEREST EXPENSE
Interest expense	3,448	2,795	6,651	5,628
Allowance for borrowed funds used during construction	(135)	(71)	(221)	(142)
TOTAL	3,313	2,724	6,430	5,486

INCOME BEFORE INCOME TAXES	272	7,087	1,302	7,334

Income taxes	(326)	(99)	(603)	108

NET INCOME	598	7,186	1,905	7,226

Preferred dividend requirements and other	241	241	482	482

EARNINGS APPLICABLE TO
COMMON STOCK	$357	$6,945	$1,423	$6,744

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY NEW ORLEANS, INC.
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2013 and 2012
(Unaudited)
	2013	2012
	(In Thousands)
OPERATING ACTIVITIES
Net income	$1,905	$7,226
Adjustments to reconcile net income to net cash flow provided by (used in) operating activities:
Depreciation and amortization	19,002	18,268
Deferred income taxes, investment tax credits, and non-current taxes accrued	(12,061)	(9,083)
Changes in other assets and liabilities:
Receivables	(1,942)	(7,765)
Fuel inventory	420	974
Accounts payable	2,790	(5,551)
Prepaid taxes and taxes accrued	(1,047)	5,454
Interest accrued	(219)	(331)
Deferred fuel costs	959	(8,413)
Other working capital accounts	(4,557)	(9,554)
Provisions for estimated losses	(4,250)	2,065
Other regulatory assets	12,461	9,286
Pension and other postretirement liabilities	(1,086)	(4,383)
Other assets and liabilities	11,569	1,700
Net cash flow provided by (used in) operating activities	23,944	(107)

INVESTING ACTIVITIES
Construction expenditures	(44,018)	(30,969)
Allowance for equity funds used during construction	433	302
Changes in money pool receivable - net	(63,683)	9,074
Receipts from storm reserve escrow account	7,749	-
Payments to storm reserve escrow account	(3,807)	(2,806)
Net cash flow used in investing activities	(103,326)	(24,399)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	99,024	-
Change in money pool payable - net	-	18,809
Dividends paid:
Common stock	-	(1,700)
Preferred stock	(482)	(482)
Other	(55)	(255)
Net cash flow provided by financing activities	98,487	16,372

Net increase (decrease) in cash and cash equivalents	19,105	(8,134)

Cash and cash equivalents at beginning of period	9,391	9,834

Cash and cash equivalents at end of period	$28,496	$1,700

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$6,254	$5,476
Income taxes	$425	$-

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC.
BALANCE SHEETS
ASSETS
June 30, 2013 and December 31, 2012
(Unaudited)

	2013	2012
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents
Cash	$1,186	$319
Temporary cash investments	27,310	9,072
Total cash and cash equivalents	28,496	9,391
Accounts receivable:
Customer	44,105	33,142
Allowance for doubtful accounts	(481)	(446)
Associated companies	83,883	29,326
Other	2,999	3,115
Accrued unbilled revenues	18,380	18,124
Total accounts receivable	148,886	83,261
Accumulated deferred income taxes	7,308	9,517
Fuel inventory - at average cost	1,357	1,777
Materials and supplies - at average cost	10,753	10,889
Prepaid taxes	2,424	1,377
Prepayments and other	9,988	3,201
TOTAL	209,212	119,413

OTHER PROPERTY AND INVESTMENTS
Non-utility property at cost (less accumulated depreciation)	1,016	1,016
Storm reserve escrow account	6,663	10,605
TOTAL	7,679	11,621

UTILITY PLANT
Electric	873,379	860,358
Natural gas	220,392	217,769
Construction work in progress	25,660	11,135
TOTAL UTILITY PLANT	1,119,431	1,089,262
Less - accumulated depreciation and amortization	564,257	549,587
UTILITY PLANT - NET	555,174	539,675

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Deferred fuel costs	4,080	4,080
Other regulatory assets	189,542	202,003
Other	6,434	4,997
TOTAL	200,056	211,080

TOTAL ASSETS	$972,121	$881,789

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC.
BALANCE SHEETS
LIABILITIES AND EQUITY
June 30, 2013 and December 31, 2012
(Unaudited)

	2013	2012
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$70,000	$70,000
Accounts payable:
Associated companies	36,729	28,778
Other	25,114	31,209
Customer deposits	22,313	21,974
Interest accrued	2,801	3,020
Deferred fuel costs	3,116	2,157
System agreement cost equalization	14,600	16,880
Other	7,514	3,479
TOTAL CURRENT LIABILITIES	182,187	177,497

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	173,244	172,790
Accumulated deferred investment tax credits	1,191	1,300
Regulatory liability for income taxes - net	9,993	24,291
Other regulatory liabilities	23,311	11,060
Asset retirement cost liabilities	2,269	2,193
Accumulated provisions	10,781	15,031
Pension and other postretirement liabilities	82,704	83,790
Long-term debt	225,938	126,300
Gas system rebuild insurance proceeds	37,329	44,207
Other	6,406	7,985
TOTAL NON-CURRENT LIABILITIES	573,166	488,947

Commitments and Contingencies

Preferred stock without sinking fund	19,780	19,780

COMMON EQUITY
Common stock, $4 par value, authorized 10,000,000
shares; issued and outstanding 8,435,900 shares in 2013
and 2012	33,744	33,744
Paid-in capital	36,294	36,294
Retained earnings	126,950	125,527
TOTAL	196,988	195,565

TOTAL LIABILITIES AND EQUITY	$972,121	$881,789

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC.
STATEMENTS OF CHANGES IN COMMON EQUITY
For the Six Months Ended June 30, 2013 and 2012
(Unaudited)

	Common Equity
	Common Stock	Paid-in Capital	Retained Earnings	Total
	(In Thousands)

Balance at December 31, 2011	$33,744	$36,294	$111,127	$181,165

Net income	-	-	7,226	7,226
Common stock dividends	-	-	(1,700)	(1,700)
Preferred stock dividends	-	-	(482)	(482)

Balance at June 30, 2012	$33,744	$36,294	$116,171	$186,209

Balance at December 31, 2012	$33,744	$36,294	$125,527	$195,565

Net income	-	-	1,905	1,905
Preferred stock dividends	-	-	(482)	(482)

Balance at June 30, 2013	$33,744	$36,294	$126,950	$196,988

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC.
SELECTED OPERATING RESULTS
For the Three and Six Months Ended June 30, 2013 and 2012
(Unaudited)

	Three Months Ended		Increase/
Description	2013	2012	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$43	$42	$1	2
Commercial	43	40	3	8
Industrial	8	7	1	14
Governmental	16	15	1	7
Total retail	110	104	6	6
Sales for resale:
Associated companies	4	4	-	-
Other	7	6	1	17
Total	$121	$114	$7	6

Billed Electric Energy
Sales (GWh):
Residential	393	436	(43)	(10)
Commercial	475	507	(32)	(6)
Industrial	116	124	(8)	(6)
Governmental	182	198	(16)	(8)
Total retail	1,166	1,265	(99)	(8)
Sales for resale:
Associated companies	70	51	19	37
Non-associated companies	1	2	(1)	(50)
Total	1,237	1,318	(81)	(6)

	Six Months Ended		Increase/
Description	2013	2012	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$88	$77	$11	14
Commercial	85	76	9	12
Industrial	16	14	2	14
Governmental	32	29	3	10
Total retail	221	196	25	13
Sales for resale:
Associated companies	8	11	(3)	(27)
Other	6	7	(1)	(14)
Total	$235	$214	$21	10

Billed Electric Energy
Sales (GWh):
Residential	825	819	6	1
Commercial	926	954	(28)	(3)
Industrial	219	235	(16)	(7)
Governmental	364	379	(15)	(4)
Total retail	2,334	2,387	(53)	(2)
Sales for resale:
Associated companies	156	190	(34)	(18)
Non-associated companies	2	3	(1)	(33)
Total	2,492	2,580	(88)	(3)

ENTERGY TEXAS, INC. AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Plan to Spin Off the Utility’s Transmission Business

See the “Plan to Spin Off the Utility’s Transmission Business” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis in the Form 10-K and herein for a discussion of Entergy’s plan to spin off its transmission business and merge it with a newly formed subsidiary of ITC Holdings Corp., including the planned retirement of debt.

Results of Operations

Net Income

Second Quarter 2013 Compared to Second Quarter 2012

Net income decreased $5.3 million primarily due to higher other operation and maintenance expenses and higher depreciation and amortization expenses, partially offset by higher net revenue.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Net income decreased $6.1 million primarily due to higher other operation and maintenance expenses and higher depreciation and amortization expenses, partially offset by higher net revenue.

Net Revenue

Second Quarter 2013 Compared to Second Quarter 2012

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges.  Following is an analysis of the change in net revenue comparing the second quarter 2013 to the second quarter 2012:

Amount
(In Millions)

2012 net revenue	$142.5
Net wholesale revenue	3.4
Retail electric price	3.4
Reserve equalization	2.7
Volume/weather	(3.8)
Purchased power capacity	(4.0)
Other	0.1
2013 net revenue	$144.3

The net wholesale revenue variance is primarily due to higher capacity revenue resulting from the purchased power agreements between Entergy Gulf States Louisiana and Entergy Texas.

The retail electric price variance is primarily due to an annual base rate increase of $28 million, effective July 2012, as a result of the PUCT’s order in the December 2011 rate case. See Note 2 to the financial statements in the Form 10-K for further discussion of the rate case.

The reserve equalization variance is primarily due to reserve equalization revenue as a result of changes in the Entergy System generation mix compared to the same period in 2012.

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

The volume/weather variance is primarily due to a decrease of 138 GWh, or 3%, in billed electricity usage, including the effect of milder weather compared to last year on residential and commercial sales.

The purchased power capacity variance is primarily due to additional capacity purchases as well as price increases for ongoing purchased power capacity.

Gross operating revenues and fuel and purchased power expenses

Gross operating revenues increased primarily due to an increase of $48.9 million in gross wholesale revenues as a result of an increase in sales to affiliated customers and higher prices, and an increase of $44.7 million in fuel cost recovery revenues primarily attributable to higher fuel rates.

Fuel and purchased power expenses increased primarily due to increases in the average market prices of natural gas and purchased power and increased demand.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges.  Following is an analysis of the change in net revenue comparing the six months ended June 30, 2013 to the six months ended June 30, 2012:

Amount
(In Millions)

2012 net revenue	$259.9
Retail electric price	10.1
Reserve equalization	6.5
Purchased power capacity	(8.4)
Other	(3.0)
2013 net revenue	$265.1

The retail electric price variance is primarily due to an annual base rate increase of $28 million, effective July 2012, as a result of the PUCT’s order in the December 2011 rate case. See Note 2 to the financial statements in the Form 10-K for further discussion of the rate case.

The reserve equalization variance is primarily due to decreased reserve equalization expense as a result of changes in the Entergy System generation mix compared to the same period in 2012.

The purchased power capacity variance is primarily due to additional capacity purchases as well as price increases for ongoing purchased power capacity.

Gross operating revenues and fuel and purchased power expenses

Gross operating revenues increased primarily due to an increase of $80.9 million in gross wholesale revenues as a result of an increase in sales to affiliated customers and higher prices and the annual base rate increase effective July 2012, as discussed above, partially offset by a decrease of $14 million in fuel cost recovery revenues primarily attributable to lower fuel rates.

Fuel and purchased power expenses increased primarily due to increases in the average market prices of natural gas and purchased power and increased demand, offset by a decrease in deferred fuel expense as a result of higher interim fuel refunds in 2013 compared to 2012.

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

Other Income Statement Variances

Second Quarter 2013 Compared to Second Quarter 2012

Other operation and maintenance expenses increased primarily due to:

•	an increase of $5.6 million in fossil-fueled generation expenses primarily due to a higher scope of work done during plant outages in 2013 compared to the same period in prior year;
•
an increase of $1.3 million in compensation and benefit costs primarily due to a decrease in discount rates used to determine net periodic pension and other postretirement benefit costs.  See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates" in the Form 10-K and Note 6 to the financial statements herein for further discussion of benefits costs; and

•
an increase of $1.1 million primarily due to storm damage accruals in accordance with a rate order from PUCT issued in September 2012. See Note 2 to the financial statements in the Form 10-K for further discussion of the PUCT rate order.

Depreciation and amortization expenses increased primarily due to additions to plant in service and an increase in depreciation rates as a result of the rate order approved by the PUCT in September 2012.  See Note 2 to the financial statements in the Form 10-K for further discussion of the PUCT rate order.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Other operation and maintenance expenses increased primarily due to:

•
an increase of $2.6 million primarily due to storm damage accruals in accordance with a rate order from PUCT issued in September 2012. See Note 2 to the financial statements in the Form 10-K for further discussion of the PUCT rate order;

•	an increase of $2.4 million in distribution contract work relating primarily to vegetation maintenance;
•	an increase of $2.2 million in fossil-fueled generation expenses primarily due to a higher scope of work done during plant outages in 2013 compared to the same period in prior year;
•	an increase of $1.5 million in insurance expenses primarily due to increases in premiums; and
•
an increase of $1.4 million in compensation and benefit costs primarily due to a decrease in discount rates used to determine net periodic pension and other postretirement benefit costs.  See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates" in the Form 10-K and Note 6 to the financial statements herein for further discussion of benefits costs.

Depreciation and amortization expenses increased primarily due to additions to plant in service and an increase in depreciation rates as a result of the rate order approved by the PUCT in September 2012.  See Note 2 to the financial statements in the Form 10-K for further discussion of the PUCT rate order.

Income Taxes

The effective income tax rate was 40.1% for the second quarter 2013 and 46.5% for the six months ended June 30, 2013.  The differences in the effective income tax rates for the second quarter 2013 and the six months ended June 30, 2013 versus the federal statutory rate of 35% were due to certain book and tax differences related to utility plant items and state income taxes, partially offset by book and tax differences related to the allowance for equity funds used during construction.

The effective income tax rate was 41.7% for the second quarter 2012 and 43% for the six months ended June 30, 2012.  The differences in the effective tax rates for the second quarter 2012 and the six months ended June 30, 2012 versus the federal statutory rate of 35% were primarily due to certain book and tax differences related to utility plant items and state income taxes, partially offset by the amortization of investment tax credits and book and tax differences related to the allowance for equity funds used during construction.

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

Liquidity and Capital Resources

Cash Flow

Cash flows for the six months ended June 30, 2013 and 2012 were as follows:

	2013	2012
	(In Thousands)

Cash and cash equivalents at beginning of period	$60,236	$65,289

Cash flow provided by (used in):
Operating activities	93,516	95,361
Investing activities	(101,881)	(59,971)
Financing activities	(33,319)	(77,994)
Net decrease in cash and cash equivalents	(41,684)	(42,604)

Cash and cash equivalents at end of period	$18,552	$22,685

Operating Activities

Net cash flow provided by operating activities decreased $1.8 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 primarily due to income tax refunds of $94.2 million for the six months ended June 30, 2013 compared to income tax payments of $6 million for the six months ended June 30, 2012.  Entergy Texas had income tax refunds in 2013 in accordance with the Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement.   The refunds resulted from the utilization of Entergy Texas’s taxable losses against taxable income of other members of the Entergy consolidated group.

This was substantially offset by:

•
$86.1 million of fuel cost refunds for the six months ended June 30, 2013 compared to $67.2 million of fuel cost refunds for the six months ended June 30, 2012.  See Note 2 to the financial statements herein and in the Form 10-K for discussion of the fuel cost refunds; and

•
the receipt, in January 2012, of $43 million in System Agreement bandwidth remedy payments required to implement the FERC’s remedy in an October 2011 order for the period June-December 2005.  As of March 31, 2013, all of the $43 million, plus interest, had been credited to Entergy Texas customers, with the final $9.5 million being credited in the first quarter 2013.  See Note 2 to the financial statements herein and in the Form 10-K for a discussion of the System Agreement proceedings.

Investing Activities

Net cash flow used in investing activities increased $41.9 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 primarily due to money pool activity and an increase in transmission construction expenditures due to reliability work performed in 2013 offset by lower fossil-fueled generation construction expenditures due to a greater scope of projects in 2012.

Increases in Entergy Texas’s receivable from the money pool are a use of cash flow, and Entergy Texas’s receivable from the money pool increased by $21.1 million for the six months ended June 30, 2013 compared to decreasing by $10.8 million for the six months ended June 30, 2012.  The money pool is an inter-company borrowing arrangement designed to reduce Entergy’s subsidiaries’ need for external short-term borrowings.

Financing Activities

Net cash flow used in financing activities decreased $44.7 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 primarily due to $45 million in common equity dividends paid in 2012.

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

Capital Structure

Entergy Texas’s capitalization is balanced between equity and debt, as shown in the following table.

	June 30, 2013	December 31, 2012

Debt to capital	64.7%	65.4%
Effect of excluding the securitization bonds	(13.0%)	(13.3%)
Debt to capital, excluding securitization bonds (a)	51.7%	52.1%
Effect of subtracting cash	(0.5%)	(1.7%)
Net debt to net capital, excluding securitization bonds (a)	51.2%	50.4%

(a)	Calculation excludes the securitization bonds, which are non-recourse to Entergy Texas.

Net debt consists of debt less cash and cash equivalents.  Debt consists of long-term debt, including the currently maturing portion.  Capital consists of debt and common equity.  Net capital consists of capital less cash and cash equivalents.  Entergy Texas uses the debt to capital ratios excluding securitization bonds in analyzing its financial condition and believes they provide useful information to its investors and creditors in evaluating Entergy Texas’s financial condition because the securitization bonds are non-recourse to Entergy Texas, as more fully described in Note 5 to the financial statements in the Form 10-K.  Entergy Texas also uses the net debt to net capital ratio excluding securitization bonds in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy Texas’s financial condition because net debt indicates Entergy Texas’s outstanding debt position that could not be readily satisfied by cash and cash equivalents on hand.

Uses and Sources of Capital

           See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy Texas’s uses and sources of capital.  Following are updates to the information provided in the Form 10-K.

Entergy Texas has obtained short-term borrowing authorization through October 2013 from the FERC under which it may borrow at any one time outstanding, $200 million in the aggregate.  See Note 4 to the financial statements for further discussion of Entergy Texas’s short-term borrowing limits.  Entergy Texas has also obtained an order from the FERC authorizing long-term securities issuances through October 2013.

Entergy Texas’s receivables from the money pool were as follows:

June 30, 2013	December 31, 2012	June 30, 2012	December 31, 2011
(In Thousands)

$40,293	$19,175	$52,397	$63,191

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Texas has a credit facility in the amount of $150 million scheduled to expire in March 2018.  No borrowings were outstanding under the facility as of June 30, 2013.  See Note 4 to the financial statements herein for additional discussion of the credit facility.

State and Local Rate Regulation and Fuel-Cost Recovery

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - State and Local Rate Regulation and Fuel-Cost Recovery" in the Form 10-K for a discussion of state and local rate regulation and fuel-cost recovery.  Following is an update to that discussion.

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

In November 2012, Entergy Texas filed a pleading seeking a PUCT finding that special circumstances exist for limited cost recovery of capacity costs associated with two power purchase agreements until such time that these costs are included in base rates or a purchased capacity recovery rider or other recovery mechanism.  In March 2013 the PUCT Staff and intervenors filed a joint motion to dismiss Entergy Texas’s application seeking special circumstances recovery of these capacity costs.  Entergy Texas filed to withdraw this case without prejudice and the judge granted the request in June 2013.

At the April 11, 2013 open meeting, the PUCT Commissioners discussed their view that a purchased power capacity rider was good public policy.   The PUCT issued an order on May 28, 2013 adopting the rule allowing for a purchased power capacity rider, subject to an offsetting adjustment for load growth.  The rule, as adopted, also includes a process for obtaining pre-approval by the PUCT of purchased power agreements.  Entergy Texas has the option to recover its capacity costs under the new rider mechanism or could proceed with a full base rate proceeding.

Federal Regulation

See “System Agreement” and “Entergy’s Proposal to Join MISO” in the “Rate, Cost-recovery, and Other Regulation – Federal Regulation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for updates to the Federal Regulation discussion in the Form 10-K.

Industrial and Commercial Customers

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Industrial and Commercial Customers" in the Form 10-K for a discussion of industrial and commercial customers.

Nuclear Matters

See “Nuclear Matters” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis in the Form 10-K for a discussion of nuclear matters.

Environmental Risks

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Environmental Risks" in the Form 10-K for a discussion of environmental risks.

Critical Accounting Estimates

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K for a discussion of the unbilled revenue and qualified pension and other postretirement benefits.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2013 and 2012
(Unaudited)

	Three Months Ended		Six Months Ended
	2013	2012	2013	2012
	(In Thousands)		(In Thousands)

OPERATING REVENUES
Electric	$455,100	$358,067	$761,273	$684,991

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	60,044	30,893	33,944	74,931
Purchased power	234,228	170,602	426,947	322,725
Other operation and maintenance	67,177	56,625	123,667	112,448
Taxes other than income taxes	15,051	15,814	29,701	31,609
Depreciation and amortization	23,712	21,117	47,072	41,844
Other regulatory charges - net	16,533	14,033	35,310	27,389
TOTAL	416,745	309,084	696,641	610,946

OPERATING INCOME	38,355	48,983	64,632	74,045

OTHER INCOME
Allowance for equity funds used during construction	1,910	985	2,669	2,074
Interest and investment income	339	1,458	686	2,918
Miscellaneous - net	(485)	(849)	(1,343)	(1,644)
TOTAL	1,764	1,594	2,012	3,348

INTEREST EXPENSE
Interest expense	23,151	23,454	46,332	47,264
Allowance for borrowed funds used during construction	(1,331)	(658)	(1,886)	(1,384)
TOTAL	21,820	22,796	44,446	45,880

INCOME BEFORE INCOME TAXES	18,299	27,781	22,198	31,513

Income taxes	7,346	11,577	10,323	13,565

NET INCOME	$10,953	$16,204	$11,875	$17,948

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2013 and 2012
(Unaudited)

	2013	2012
	(In Thousands)

OPERATING ACTIVITIES
Net income	$11,875	$17,948
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	47,072	41,844
Deferred income taxes, investment tax credits, and non-current taxes accrued	(28,187)	12,373
Changes in assets and liabilities:
Receivables	(43,776)	19,538
Fuel inventory	(4,337)	(7,506)
Accounts payable	36,679	19,978
Taxes accrued	120,352	(14,095)
Interest accrued	(394)	(326)
Deferred fuel costs	(93,518)	(13,064)
Other working capital accounts	4,387	(4,642)
Provisions for estimated losses	2,124	2,525
Other regulatory assets	46,800	34,619
Pension and other postretirement liabilities	(4,303)	(7,141)
Other assets and liabilities	(1,258)	(6,690)
Net cash flow provided by operating activities	93,516	95,361

INVESTING ACTIVITIES
Construction expenditures	(92,149)	(83,474)
Allowance for equity funds used during construction	2,669	2,074
Change in money pool receivable - net	(21,118)	10,794
Remittances to transition charge account	(39,933)	(38,104)
Payments from transition charge account	48,650	48,739
Net cash flow used in investing activities	(101,881)	(59,971)

FINANCING ACTIVITIES
Retirement of long-term debt	(33,157)	(32,293)
Dividends paid:
Common stock	-	(45,000)
Other	(162)	(701)
Net cash flow used in financing activities	(33,319)	(77,994)

Net decrease in cash and cash equivalents	(41,684)	(42,604)

Cash and cash equivalents at beginning of period	60,236	65,289

Cash and cash equivalents at end of period	$18,552	$22,685

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$44,663	$45,402
Income taxes	$(94,189)	$6,000

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
June 30, 2013 and December 31, 2012
(Unaudited)

	2013	2012
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$2,002	$528
Temporary cash investments	16,550	59,708
Total cash and cash equivalents	18,552	60,236
Securitization recovery trust account	28,538	37,255
Accounts receivable:
Customer	67,337	53,836
Allowance for doubtful accounts	(730)	(680)
Associated companies	107,485	68,750
Other	9,981	10,450
Accrued unbilled revenues	51,429	38,252
Total accounts receivable	235,502	170,608
Deferred fuel costs	184	-
Accumulated deferred income taxes	15,433	34,988
Fuel inventory - at average cost	59,725	55,388
Materials and supplies - at average cost	30,311	32,853
System agreement cost equalization	14,600	16,880
Prepaid taxes	-	53,668
Prepayments and other	11,019	18,206
TOTAL	413,864	480,082

OTHER PROPERTY AND INVESTMENTS
Investments in affiliates - at equity	657	678
Non-utility property - at cost (less accumulated depreciation)	492	638
Other	17,889	17,263
TOTAL	19,038	18,579

UTILITY PLANT
Electric	3,542,587	3,475,776
Construction work in progress	85,264	90,469
TOTAL UTILITY PLANT	3,627,851	3,566,245
Less - accumulated depreciation and amortization	1,357,506	1,332,349
UTILITY PLANT - NET	2,270,345	2,233,896

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	130,371	131,287
Other regulatory assets (includes securitization property of $621,305 as of June 30, 2013 and $648,863 as of December 31, 2012)	1,068,652	1,114,536
Long-term receivables - associated companies	28,571	29,510
Other	18,537	17,891
TOTAL	1,246,131	1,293,224

TOTAL ASSETS	$3,949,378	$4,025,781

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
June 30, 2013 and December 31, 2012
(Unaudited)

	2013	2012
	(In Thousands)

CURRENT LIABILITIES
Accounts payable:
Associated companies	$117,927	$88,743
Other	65,243	65,261
Customer deposits	38,729	38,859
Taxes accrued	66,684	-
Interest accrued	31,772	32,166
Deferred fuel costs	-	93,334
Pension and other postretirement liabilities	821	853
System agreement cost equalization	-	8,968
Other	4,315	2,839
TOTAL	325,491	331,023

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	962,613	1,009,081
Accumulated deferred investment tax credits	16,945	17,743
Other regulatory liabilities	5,422	6,150
Asset retirement cost liabilities	4,224	4,103
Accumulated provisions	8,733	6,609
Pension and other postretirement liabilities	150,970	155,241
Long-term debt (includes securitization bonds of $657,235 as of June 30, 2013 and $690,380 as of December 31, 2012)	1,584,877	1,617,813
Other	24,082	23,872
TOTAL	2,757,866	2,840,612

Commitments and Contingencies

COMMON EQUITY
Common stock, no par value, authorized 200,000,000 shares;
issued and outstanding 46,525,000 shares in 2013 and 2012	49,452	49,452
Paid-in capital	481,994	481,994
Retained earnings	334,575	322,700
TOTAL	866,021	854,146

TOTAL LIABILITIES AND EQUITY	$3,949,378	$4,025,781

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON EQUITY
For the Six Months Ended June 30, 2013 and 2012
(Unaudited)

	Common Equity
	Common Stock	Paid-in Capital	Retained Earnings	Total
	(In Thousands)

Balance at December 31, 2011	$49,452	$481,994	$367,909	$899,355

Net income	-	-	17,948	17,948
Common stock dividends	-	-	(45,000)	(45,000)

Balance at June 30, 2012	$49,452	$481,994	$340,857	$872,303

Balance at December 31, 2012	$49,452	$481,994	$322,700	$854,146

Net income	-	-	11,875	11,875

Balance at June 30, 2013	$49,452	$481,994	$334,575	$866,021

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three and Six Months Ended June 30, 2013 and 2012
(Unaudited)

	Three Months Ended		Increase/
Description	2013	2012	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$136	$116	$20	17
Commercial	85	73	12	16
Industrial	85	76	9	12
Governmental	6	5	1	20
Total retail	312	270	42	16
Sales for resale:
Associated companies	109	57	52	91
Non-associated companies	9	12	(3)	(25)
Other	25	19	6	32
Total	$455	$358	$97	27

Billed Electric Energy
Sales (GWh):
Residential	1,203	1,312	(109)	(8)
Commercial	1,034	1,101	(67)	(6)
Industrial	1,517	1,479	38	3
Governmental	68	68	-	-
Total retail	3,822	3,960	(138)	(3)
Sales for resale:
Associated companies	1,740	1,433	307	21
Non-associated companies	160	248	(88)	(35)
Total	5,722	5,641	81	1

	Six Months Ended		Increase/
Description	2013	2012	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$237	$233	$4	2
Commercial	138	150	(12)	(8)
Industrial	135	139	(4)	(3)
Governmental	10	11	(1)	(9)
Total retail	520	533	(13)	(2)
Sales for resale:
Associated companies	193	109	84	77
Non-associated companies	18	20	(2)	(10)
Other	30	23	7	30
Total	$761	$685	$76	11

Billed Electric Energy
Sales (GWh):
Residential	2,466	2,507	(41)	(2)
Commercial	2,015	2,075	(60)	(3)
Industrial	2,936	2,878	58	2
Governmental	136	135	1	1
Total retail	7,553	7,595	(42)	(1)
Sales for resale:
Associated companies	3,065	2,163	902	42
Non-associated companies	322	504	(182)	(36)
Total	10,940	10,262	678	7

SYSTEM ENERGY RESOURCES, INC.

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

System Energy’s principal asset currently consists of an ownership interest and a leasehold interest in Grand Gulf.  The capacity and energy from its 90% interest is sold under the Unit Power Sales Agreement to its only four customers, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans.  System Energy’s operating revenues are derived from the allocation of the capacity, energy, and related costs associated with its 90% interest in Grand Gulf pursuant to the Unit Power Sales Agreement.  Payments under the Unit Power Sales Agreement are System Energy’s only source of operating revenues.

Second Quarter 2013 Compared to Second Quarter 2012

Net income decreased $7.6 million primarily due to lower other income, partially offset by increased operating income.  Other income was lower due to AFUDC accrued on the Grand Gulf uprate project in the second quarter 2012.  Operating income was higher because of higher rate base compared to 2012 resulting from capital spending at Grand Gulf, including the uprate project.  Grand Gulf’s spring 2012 refueling outage was completed in June 2012, and the majority of uprate-related capital improvements were completed during this outage.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Net income decreased $6.2 million primarily due to lower other income, partially offset by increased operating income.  Other income was lower due to AFUDC accrued on the Grand Gulf uprate project in 2012.  Operating income was higher because of higher rate base compared to 2012 resulting from capital spending at Grand Gulf, including the uprate project.    Grand Gulf’s spring 2012 refueling outage was completed in June 2012, and the majority of uprate-related capital improvements were completed during this outage.

Liquidity and Capital Resources

Cash Flow

Cash flows for the six months ended June 30, 2013 and 2012 were as follows:

	2013	2012
	(In Thousands)

Cash and cash equivalents at beginning of period	$83,622	$185,157

Cash flow provided by (used in):
Operating activities	16,406	109,849
Investing activities	(19,437)	(371,585)
Financing activities	(79,971)	77,017
Net decrease in cash and cash equivalents	(83,002)	(184,719)

Cash and cash equivalents at end of period	$620	$438

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis

Operating Activities

Net cash provided by operating activities decreased $93.4 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 primarily due to income tax payments of $204.2 million in 2013 compared to income tax refunds of $3.9 million in 2012, partially offset by spending on the Grand Gulf refueling outage in 2012.  System Energy had income tax payments in 2013 in accordance with the Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement.  The income tax payments resulted primarily from the reversal of temporary differences for which System Energy had previously claimed a tax deduction.

Investing Activities

Net cash used in investing activities decreased $352.1 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 primarily due to a decrease in construction expenditures resulting from spending on the uprate project at Grand Gulf completed during the refueling outage in 2012 and a decrease in nuclear fuel activity primarily due to the Grand Gulf refueling outage in 2012.  The decrease was partially offset by money pool activity.

Decreases in System Energy’s receivable from the money pool are a source of cash flow, and System Energy’s receivable from the money pool decreased $26.9 million for the six months ended June 30, 2013 compared to decreasing by $120.4 million for the six months ended June 30, 2012.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

System Energy’s financing activities used $80 million of cash for the six months ended June 30, 2013 compared to providing $77 million of cash for the six months ended June 30, 2012 primarily due to the following cash flow activity:

•
the repayment of borrowings of $38.9 million on the nuclear fuel company variable interest entity’s credit facility in 2013 compared to an increase in borrowings of $61.1 million on the nuclear fuel company variable interest entity’s credit facility in 2012;

•	the issuance of $50 million of 4.02% Series H notes by the nuclear fuel company variable interest entity in February 2012; and
•	an increase of $17.3 million in common stock dividends paid in 2013.

Capital Structure

System Energy’s capitalization is balanced between equity and debt, as shown in the following table.

	June 30, 2013	December 31, 2012

Debt to capital	47.0%	49.7%
Effect of subtracting cash	-%	(2.6%)
Net debt to net capital	47.0%	47.1%

Net debt consists of debt less cash and cash equivalents.  Debt consists of short-term borrowings and long-term debt, including the currently maturing portion.  Capital consists of debt and common equity.  Net capital consists of capital less cash and cash equivalents.  System Energy uses the debt to capital ratio in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating System Energy’s financial condition.  System Energy uses the net debt to net capital ratio in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating System Energy’s financial condition because net debt indicates System Energy’s outstanding debt position that could not be readily satisfied by cash and cash equivalents on hand.

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis

Uses and Sources of Capital

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10-K for a discussion of System Energy’s uses and sources of capital.  Following are updates to the information provided in the Form 10-K.

As discussed in the Form 10-K, the planned construction and capital investment amounts in the table do not include significant costs for the capital projects that might result from the NRC post-Fukushima requirements.  The current preliminary cost estimate for post-Fukushima requirements for System Energy is approximately $70 million, including approximately $65 million in capital and $5 million in one-time operation and maintenance expenses.  These costs are expected to be incurred over the 2012 through 2018 time period, and do not include amounts for any future NRC requirements (e.g., Tier 2 and 3 activities).

System Energy has obtained a short-term borrowing authorization from the FERC under which it may borrow, through October 2013, up to the aggregate amount, at any one time outstanding, of $200 million.  See Note 4 to the financial statements for further discussion of System Energy’s short-term borrowing limits.  System Energy has also obtained an order from the FERC authorizing long-term securities issuances through October 2013.  System Energy has obtained long-term financing authorization from the FERC that extends through November 2013 for issuances by its nuclear fuel company variable interest entity.

System Energy’s receivables from or (payables to) the money pool were as follows:

June 30, 2013	December 31, 2012	June 30, 2012	December 31, 2011
(In Thousands)

($51,092)	$26,915	($41,138)	$120,424

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

The System Energy nuclear fuel company variable interest entity has a credit facility in the amount of $125 million scheduled to expire in June 2016.  As of June 30, 2013, $1.1 million in letters of credit were outstanding under the credit facility to support a like amount of commercial paper issued by the System Energy nuclear fuel company variable interest entity.  See Note 4 to the financial statements for additional discussion of the variable interest entity credit facility.

Nuclear Matters

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Nuclear Matters" in the Form 10-K for a discussion of nuclear matters.

Environmental Risks

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Environmental Risks" in the Form 10-K for a discussion of environmental risks.

Critical Accounting Estimates

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K for a discussion of the estimates and judgments necessary in System Energy’s accounting for nuclear decommissioning costs and qualified pension and other postretirement benefits.

SYSTEM ENERGY RESOURCES, INC.
INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2013 and 2012
(Unaudited)

	Three Months Ended		Six Months Ended
	2013	2012	2013	2012
	(In Thousands)		(In Thousands)

OPERATING REVENUES
Electric	$172,177	$113,699	$340,755	$239,733

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	28,586	3,077	50,103	13,438
Nuclear refueling outage expenses	7,358	2,884	14,715	7,048
Other operation and maintenance	40,437	33,441	80,378	67,725
Decommissioning	8,787	8,180	17,418	16,214
Taxes other than income taxes	6,484	5,519	12,973	11,032
Depreciation and amortization	32,030	25,324	67,446	54,998
Other regulatory credits - net	(3,137)	(2,971)	(5,962)	(4,423)
TOTAL	120,545	75,454	237,071	166,032

OPERATING INCOME	51,632	38,245	103,684	73,701

OTHER INCOME
Allowance for equity funds used during construction	1,732	12,518	3,203	21,987
Interest and investment income	2,514	2,076	5,191	5,602
Miscellaneous - net	(191)	(143)	(359)	(300)
TOTAL	4,055	14,451	8,035	27,289

INTEREST EXPENSE
Interest expense	9,451	10,596	18,655	21,445
Allowance for borrowed funds used during construction	(203)	(3,714)	(381)	(6,491)
TOTAL	9,248	6,882	18,274	14,954

INCOME BEFORE INCOME TAXES	46,439	45,814	93,445	86,036

Income taxes	18,705	10,446	37,705	24,132

NET INCOME	$27,734	$35,368	$55,740	$61,904

See Notes to Financial Statements.

(Page left blank intentionally)

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2013 and 2012
(Unaudited)

	2013	2012
	(In Thousands)
OPERATING ACTIVITIES
Net income	$55,740	$61,904
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	124,192	80,946
Deferred income taxes, investment tax credits, and non-current taxes accrued	34,693	73,886
Changes in assets and liabilities:
Receivables	11,076	(5,502)
Accounts payable	43	12,026
Taxes accrued and prepaid taxes	(211,986)	(56,901)
Interest accrued	(3,254)	(5,400)
Other working capital accounts	8,537	(37,718)
Other regulatory assets	11,145	(2,334)
Pension and other postretirement liabilities	(1,777)	(5,711)
Other assets and liabilities	(12,003)	(5,347)
Net cash flow provided by operating activities	16,406	109,849

INVESTING ACTIVITIES
Construction expenditures	(30,515)	(341,458)
Allowance for equity funds used during construction	3,203	21,987
Nuclear fuel purchases	(29,802)	(157,719)
Proceeds from the sale of nuclear fuel	26,522	-
Proceeds from nuclear decommissioning trust fund sales	91,230	223,243
Investment in nuclear decommissioning trust funds	(106,990)	(238,062)
Changes in money pool receivable - net	26,915	120,424
Net cash flow used in investing activities	(19,437)	(371,585)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	-	50,000
Retirement of long-term debt	(40,902)	(39,892)
Changes in money pool payable - net	51,092	41,138
Changes in credit borrowings - net	(38,934)	61,102
Dividends paid:
Common stock	(50,000)	(32,750)
Other	(1,227)	(2,581)
Net cash flow provided by (used in) financing activities	(79,971)	77,017

Net decrease in cash and cash equivalents	(83,002)	(184,719)

Cash and cash equivalents at beginning of period	83,622	185,157

Cash and cash equivalents at end of period	$620	$438

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$17,578	$21,357
Income taxes	$204,219	$(3,873)

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
ASSETS
June 30, 2013 and December 31, 2012
(Unaudited)

	2013	2012
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$620	$100
Temporary cash investments	-	83,522
Total cash and cash equivalents	620	83,622
Accounts receivable:
Associated companies	56,425	93,381
Other	4,869	5,904
Total accounts receivable	61,294	99,285
Accumulated deferred income taxes	29,250	74,331
Materials and supplies - at average cost	84,798	82,443
Deferred nuclear refueling outage costs	20,156	35,155
Prepaid taxes	30,509	-
Prepayments and other	6,196	2,080
TOTAL	232,823	376,916

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	537,585	490,572
TOTAL	537,585	490,572

UTILITY PLANT
Electric	3,995,656	3,987,672
Property under capital lease	569,355	569,355
Construction work in progress	45,244	40,392
Nuclear fuel	212,637	252,682
TOTAL UTILITY PLANT	4,822,892	4,850,101
Less - accumulated depreciation and amortization	2,632,353	2,568,862
UTILITY PLANT - NET	2,190,539	2,281,239

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	122,866	126,503
Other regulatory assets	322,566	330,074
Other	16,912	18,212
TOTAL	462,344	474,789

TOTAL ASSETS	$3,423,291	$3,623,516

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
LIABILITIES AND EQUITY
June 30, 2013 and December 31, 2012
(Unaudited)

	2013	2012
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$119,229	$111,854
Short-term borrowings	1,053	39,986
Accounts payable:
Associated companies	56,514	5,564
Other	29,086	44,433
Taxes accrued	-	181,477
Accumulated deferred income taxes	1,029	1,789
Interest accrued	12,365	15,619
Other	2,438	2,429
TOTAL	221,714	403,151

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	783,134	782,469
Accumulated deferred investment tax credits	54,906	56,188
Other regulatory liabilities	264,669	256,024
Decommissioning	495,789	478,371
Pension and other postretirement liabilities	140,840	142,617
Long-term debt	623,725	671,945
Other	45	22
TOTAL	2,363,108	2,387,636

Commitments and Contingencies

COMMON EQUITY
Common stock, no par value, authorized 1,000,000 shares;
issued and outstanding 789,350 shares in 2013 and 2012	789,350	789,350
Retained earnings	49,119	43,379
TOTAL	838,469	832,729

TOTAL LIABILITIES AND EQUITY	$3,423,291	$3,623,516

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF CHANGES IN COMMON EQUITY
For the Six Months Ended June 30, 2013 and 2012
(Unaudited)

	Common Equity
	Common Stock	Retained Earnings	Total
	(In Thousands)

Balance at December 31, 2011	$789,350	$11,213	$800,563

Net income	-	61,904	61,904
Common stock dividends	-	(32,750)	(32,750)

Balance at June 30, 2012	$789,350	$40,367	$829,717

Balance at December 31, 2012	$789,350	$43,379	$832,729

Net income	-	55,740	55,740
Common stock dividends	-	(50,000)	(50,000)

Balance at June 30, 2013	$789,350	$49,119	$838,469

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

See "PART I, Item 1, Litigation" in the Form 10-K for a discussion of legal, administrative, and other regulatory proceedings affecting Entergy.  Following is an update to that discussion.  Also see "Item 5, Other Information, Environmental Regulation", below, for updates regarding environmental proceedings and regulation.

Texas Power Price Lawsuit

See the Form 10-K for a discussion of the lawsuit filed in August 2003 in the district court of Chambers County, Texas by Texas residents on behalf of a purported class of the Texas retail customers of Entergy Gulf States, Inc. who were billed and paid for electric power from January 1, 1994 to the present.  The case is pending in state district court, and in March 2012 the court found that the case met the requirements to be maintained as a class action under Texas law.  On April 30, 2012, the court entered an order certifying the class.  The defendants have appealed the order to the Texas Court of Appeals – First District.  The appeal is pending, and proceedings in district court are stayed until the appeal is resolved.  Oral arguments before the court of appeals were conducted on April 23, 2013, and the matter awaits that court’s decision.

Item 1A.  Risk Factors

There have been no material changes to the risk factors discussed in "PART I, Item 1A, Risk Factors" in the Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (a)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum $ Amount of Shares that May Yet be Purchased Under a Plan (b)

4/01/2013-4/30/2013	-	$-	-	$350,052,918
5/01/2013-5/31/2013	-	$-	-	$350,052,918
6/01/2013-6/30/2013	-	$-	-	$350,052,918
Total	-	$-	-

In accordance with Entergy’s stock-based compensation plans, Entergy periodically grants stock options to key employees, which may be exercised to obtain shares of Entergy’s common stock.  According to the plans, these shares can be newly issued shares, treasury stock, or shares purchased on the open market.  Entergy’s management has been authorized by the Board to repurchase on the open market shares up to an amount sufficient to fund the exercise of grants under the plans.  The amount of share repurchases under these programs may vary as a result of material changes in business results or capital spending or new investment opportunities.  In addition, in the first quarter 2013, Entergy withheld 62,841 shares of its common stock at $64.45 per share to pay income taxes due upon vesting of restricted stock granted as part of its long-term incentive program.

(a)	See Note 12 to the financial statements in the Form 10-K for additional discussion of the stock-based compensation plans.
(b)	Maximum amount of shares that may yet be repurchased does not include an estimate of the amount of shares that may be purchased to fund the exercise of grants under the stock-based compensation plans.

Item 5.  Other Information

Regulation of the Nuclear Power Industry

Nuclear Waste Policy Act of 1982

Spent Nuclear Fuel

See the discussion in Part I, Item 1 in the Form 10-K for information regarding litigation against the DOE related to the DOE’s breach of its obligation to remove spent fuel from nuclear sites.  Following is an update to that discussion.  On April 2, 2013, the U.S. Court of Appeals for the Federal Circuit issued a ruling in favor of Entergy Nuclear FitzPatrick and Entergy Nuclear Indian Point 3 and against the DOE that the DOE may not raise as a defense to damages claims in the spent fuel litigation a claim that it was unavoidably delayed in commencing performance.  On April 5, 2013, the U.S. Treasury paid Entergy Nuclear Generation Company $4.2 million representing the judgment in favor of Entergy Nuclear Generation Company against the DOE for the Pilgrim plant.  On April 11, 2013, the U.S. Treasury paid Entergy Nuclear Vermont Yankee $40.8 million representing the judgment in favor of Entergy Nuclear Vermont Yankee against the DOE for the Vermont Yankee plant.  On April 23, 2013, the U.S. Court of Federal Claims issued a judgment in favor of Entergy Arkansas and against the DOE in the remanded spent fuel case for damages in the amount of $47.8 million.  No party appealed this decision and payment of the judgment is pending.  Management cannot predict the timing of receipt of funds pursuant to this judgment.

Nuclear Plant Decommissioning

See the discussion in Part I, Item 1 in the Form 10-K for information regarding decommissioning funding for the nuclear plants.  Following is an update to that discussion.  On March 29, 2013, Entergy Operations and Entergy Nuclear Operations made filings with the NRC reporting on decommissioning funding for Entergy's nuclear plants.  Those reports all showed that decommissioning funding for the nuclear plants met the NRC’s financial assurance requirements.

Environmental Regulation

Following are updates to the Environmental Regulation section of Part I, Item 1 of the Form 10-K.

Clean Air Act and Subsequent Amendments

Potential SO2 Nonattainment

The EPA issued a final rule in June 2010 adopting an SO2 1-hour national ambient air quality standard of 75 parts per billion.  The EPA designations for counties in attainment and nonattainment were originally due in June 2012, but the EPA has indicated that it will delay designations except for those areas with existing monitoring data from 2009 to 2011 indicating violations of the new standard. In those few areas, final designations are expected in the summer of 2013.  In all other areas, analysis is required once EPA issues additional final regulations and guidance.  Additional capital projects or operational changes may be required for Entergy facilities in these areas.

Hazardous Air Pollutants

The EPA released the final Mercury and Air Toxics Standard (MATS) rule in December 2011 and the rule became effective in April 2012.  Entergy currently is developing compliance plans to meet requirements of the rule, which could result in significant capital expenditures for Entergy’s coal-fired units.  Compliance with MATS is required by the Clean Air Act within three years, or by 2015, although certain extensions of this deadline are available from state permit authorities and the EPA.  Entergy has applied for and received a one-year extension, as allowed by the Clean Air Act, for its affected facilities in Arkansas and Louisiana.

Cross-State Air Pollution

See the Form 10-K for a discussion of the Clean Air Interstate Rule (CAIR) and the Cross-State Air Pollution Rule (CSAPR, which previously was referred to as the Transport Rule).  In December 2011 the Court of Appeals for the D.C. Circuit stayed CSAPR and instructed the EPA to continue administering CAIR, pending further judicial review.  In August 2012 the court issued a decision vacating CSAPR and leaving CAIR in place pending the promulgation of a lawful replacement for both rules.  In January 2013 the court denied petitions for reconsideration filed by the EPA and certain states and intervenors.  In March 2013 the EPA and other parties filed petitions for certiorari with the U.S. Supreme Court.  The U.S. Supreme Court issued an order in June 2013 granting the EPA’s and environmental groups’ petitions for review of the D.C. Circuit’s decision vacating CSAPR.  Entergy is complying with CAIR as it continues to be implemented until further instruction from the court or the EPA.

New Source Performance Standards for Greenhouse Gas Emissions

As a part of a Climate Plan announced June 25, 2013, President Obama directed the EPA to (i) reissue proposed carbon pollution standards for new power plants by September 20, 2013, with finalization of the rules to occur in a timely manner; (ii) issue proposed carbon pollution standards, regulations, or guidelines, as appropriate, for modified, reconstructed, and existing power plants no later than June 1, 2014; (iii) finalize those rules by no later than June 1, 2015; and (iv) include in the guidelines addressing existing power plants a requirement that states submit to the EPA the implementation plans required under Section 111(d) of the Clean Air Act and its implementing regulations by no later than June 30, 2016.

Clean Water Act

Effluent Limitation Guidelines

On April 19, 2013, the EPA issued proposed effluent limitation guidelines that, if adopted as final, would apply to discharges from Entergy’s generating facilities that hold national pollutant discharge elimination system permits under the Clean Water Act.  The proposal includes several options for public consideration.  Entergy is in the process of reviewing the proposal and will engage in the public comment process as appropriate.

Indian Point Units 1 and 2 Hazardous Waste Remediation

Prior to Entergy’s purchase of Indian Point Unit 1, the previous owner completed the cleanup and desludging of the Unit 1 water storage pool, generating mixed waste.  The existing mixed waste storage permit and an associated order on consent were transferred to Entergy upon purchasing the unit.  The waste is stored in the Unit 1 containment building in accordance with NRC regulations controlling low level radioactive waste.  An order on consent with NYSDEC requires a quarterly survey of the availability of any commercial facility capable of treating, processing, and disposing of this waste in a commercially reasonable manner.  However, in 2005, NYSDEC revised its regulations to conditionally exempt the storage and disposal of mixed waste that is regulated by the NRC.   Thus, in October 2005 and again in January 2013, Entergy requested that NYSDEC terminate the mixed waste permit and order on consent because the waste falls within the mixed waste exemption.  On April 26, 2013, NYSDEC agreed with Entergy’s request to terminate the permit finding that as long as the facility continues to meet the exemption, the mixed waste permit is not required.  However, NYSDEC denied the request to terminate the consent order reasoning that it contains provisions for storage and reporting that are still applicable.    Therefore, pursuant to the terms of the order on consent, Entergy continues to review this matter and to conduct its quarterly searches for a commercially reasonable vendor that is acceptable both to the NRC and the NYSDEC.

Earnings Ratios (Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

The Registrant Subsidiaries have calculated ratios of earnings to fixed charges and ratios of earnings to combined fixed charges and preferred dividends/distributions pursuant to Item 503 of Regulation S-K of the SEC as follows:

	Ratios of Earnings to Fixed Charges
	Twelve Months Ended
	December 31,					June 30,
	2008	2009	2010	2011	2012	2013

Entergy Arkansas	2.33	2.39	3.91	4.31	3.79	3.69
Entergy Gulf States Louisiana	2.44	2.99	3.58	4.36	3.48	3.52
Entergy Louisiana	3.14	3.52	3.41	1.86	2.08	3.01
Entergy Mississippi	2.92	3.31	3.35	3.55	2.79	2.94
Entergy New Orleans	3.71	3.61	4.43	5.37	3.02	2.41
Entergy Texas	2.04	1.92	2.10	2.34	1.76	1.68
System Energy	3.29	3.73	3.64	3.85	5.12	5.54

	Ratios of Earnings to Combined Fixed Charges and Preferred Dividends/Distributions
	Twelve Months Ended
	December 31,					June 30,
	2008	2009	2010	2011	2012	2013

Entergy Arkansas	1.95	2.09	3.60	3.83	3.36	3.29
Entergy Gulf States Louisiana	2.42	2.95	3.54	4.30	3.43	3.46
Entergy Louisiana	2.87	3.27	3.19	1.70	1.93	2.80
Entergy Mississippi	2.67	3.06	3.16	3.27	2.59	2.73
Entergy New Orleans	3.45	3.33	4.08	4.74	2.67	2.15

The Registrant Subsidiaries accrue interest expense related to unrecognized tax benefits in income tax expense and do not include it in fixed charges.

Item 6.  Exhibits *

*	4(a) -	Seventy-seventh Supplemental Indenture, dated as of May 1, 2013, to Entergy Louisiana, LLC Mortgage and Deed of Trust, dated as of April 1, 1944 (4.08 to Form 8-K dated May 21, 2013 in 1-32718).

*	4(b) -	Seventy-third Supplemental Indenture, dated as of May 1, 2013, to Entergy Arkansas, Inc. Mortgage and Deed of Trust, dated as of October 1, 1944 (4.06 to Form 8-K dated May 30, 2013 in 1-10764).

*	4(c) -	Seventy-fourth Supplemental Indenture, dated as of June 1, 2013, to Entergy Arkansas, Inc. Mortgage and Deed of Trust, dated as of October 1, 1944 (4.06 to Form 8-K dated June 4, 2013 in 1-10764).

*	4(d) -	Seventeenth Supplemental Indenture, dated as of June 1, 2013, to Entergy New Orleans, Inc. Mortgage and Deed of Trust, dated as of May 1, 1987 (4.02 to Form 8-K dated June 21, 2013 in 0-05807).

*	4(e) -	Seventy-fifth Supplemental Indenture, dated as of July 15, 2013, to Entergy Arkansas, Inc. Mortgage and Deed of Trust, dated as of October 1, 1944 (4.02 to Form 8-K dated July 26, 2013 in 1-10764).

*	4(f) -
Credit Agreement ($250,000,000), dated as of July 26, 2013, among Entergy Arkansas, Inc., as borrower, the Banks named therein (Canadian Imperial Bank of Commerce, New York Agency, SunTrust Bank, and Union Bank, N.A.), and Wells Fargo Bank, National Association, as Administrative Agent (4.01 to Form 8-K dated July 26, 2013 in 1-10764).

	10(a) -	Restricted Units Agreement, effective May 1, 2013, between Roderick K. West and Entergy Corporation.

	10(b) -	Third Amendment, dated as of June 19, 2013, to the Pension Equalization Plan of Entergy Corporation and Subsidiaries (as Amended and Restated January 1, 2009).

	10(c) -	Fourth Amendment, dated as of July 25, 2013, to the Pension Equalization Plan of Entergy Corporation and Subsidiaries (as Amended and Restated January 1, 2009).

	10(d) -	Fourth Amendment, dated as of July 25, 2013, to the System Executive Retirement Plan of Entergy Corporation and Subsidiaries (as Amended and Restated January 1, 2009).

	12(a) -	Entergy Arkansas’s Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

	12(b) -	Entergy Gulf States Louisiana’s Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Distributions, as defined.

	12(c) -	Entergy Louisiana’s Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Distributions, as defined.

	12(d) -	Entergy Mississippi’s Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

	12(e) -	Entergy New Orleans’s Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

	12(f) -	Entergy Texas’s Computation of Ratios of Earnings to Fixed Charges, as defined.

	12(g) -	System Energy’s Computation of Ratios of Earnings to Fixed Charges, as defined.

	31(a) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Corporation.

	31(b) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Corporation.

	31(c) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Arkansas.

	31(d) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Arkansas.

	31(e) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Gulf States Louisiana.

	31(f) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Gulf States Louisiana.

	31(g) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Louisiana.

	31(h) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Louisiana.

31(i) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Mississippi.

31(j) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Mississippi.

31(k) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy New Orleans.

31(l) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy New Orleans.

31(m) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Texas.

31(n) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Texas.

31(o) -	Rule 13a-14(a)/15d-14(a) Certification for System Energy.

31(p) -	Rule 13a-14(a)/15d-14(a) Certification for System Energy.

32(a) -	Section 1350 Certification for Entergy Corporation.

32(b) -	Section 1350 Certification for Entergy Corporation.

32(c) -	Section 1350 Certification for Entergy Arkansas.

32(d) -	Section 1350 Certification for Entergy Arkansas.

32(e) -	Section 1350 Certification for Entergy Gulf States Louisiana.

32(f) -	Section 1350 Certification for Entergy Gulf States Louisiana.

32(g) -	Section 1350 Certification for Entergy Louisiana.

32(h) -	Section 1350 Certification for Entergy Louisiana.

32(i) -	Section 1350 Certification for Entergy Mississippi.

32(j) -	Section 1350 Certification for Entergy Mississippi.

32(k) -	Section 1350 Certification for Entergy New Orleans.

32(l) -	Section 1350 Certification for Entergy New Orleans.

32(m) -	Section 1350 Certification for Entergy Texas.

32(n) -	Section 1350 Certification for Entergy Texas.

32(o) -	Section 1350 Certification for System Energy.

32(p) -	Section 1350 Certification for System Energy.

101 INS -	XBRL Instance Document.

101 SCH -	XBRL Taxonomy Extension Schema Document.

101 PRE -	XBRL Taxonomy Presentation Linkbase Document.

101 LAB -	XBRL Taxonomy Label Linkbase Document.

101 CAL -	XBRL Taxonomy Calculation Linkbase Document.

101 DEF -	XBRL Definition Linkbase Document.

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

*	Incorporated herein by reference as indicated.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.  The signature for each undersigned company shall be deemed to relate only to matters having reference to such company or its subsidiaries.

ENTERGY CORPORATION
ENTERGY ARKANSAS, INC.
ENTERGY GULF STATES LOUISIANA, L.L.C.
ENTERGY LOUISIANA, LLC
ENTERGY MISSISSIPPI, INC.
ENTERGY NEW ORLEANS, INC.
ENTERGY TEXAS, INC.
SYSTEM ENERGY RESOURCES, INC.

/s/ Alyson M. Mount Alyson M. Mount Senior Vice President and Chief Accounting Officer (For each Registrant and for each as Principal Accounting Officer)

Date:           August 7, 2013