Form 10-Q
period 2013-09-30
ENTERGY CORP /DE/; SYSTEM ENERGY RESOURCES INC; Entergy Texas, Inc.; ENTERGY MISSISSIPPI INC; Entergy Louisiana, LLC; ENTERGY ARKANSAS INC; ENTERGY NEW ORLEANS INC; ENTERGY GULF STATES LOUISIANA, LLC
filed 2013-11-07
CIK 65984, 202584, 1427437, 66901, 1348952, 7323, 71508, 44570

 __________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013
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

	Large accelerated filer	Accelerated filer	Non- accelerated filer	Smaller reporting company
Entergy Corporation	Ö
Entergy Arkansas, Inc.			Ö
Entergy Gulf States Louisiana, L.L.C.			Ö
Entergy Louisiana, LLC			Ö
Entergy Mississippi, Inc.			Ö
Entergy New Orleans, Inc.			Ö
Entergy Texas, Inc.			Ö
System Energy Resources, Inc.			Ö

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

Common Stock Outstanding		Outstanding at October 31, 2013
Entergy Corporation	($0.01 par value)	178,319,275

Entergy Corporation, Entergy Arkansas, Inc., Entergy Gulf States Louisiana, L.L.C., Entergy Louisiana, LLC, Entergy Mississippi, Inc., Entergy New Orleans, Inc., Entergy Texas, Inc., and System Energy Resources, Inc. separately file this combined Quarterly Report on Form 10-Q.  Information contained herein relating to any individual company is filed by such company on its own behalf.  Each company reports herein only as to itself and makes no other representations whatsoever as to any other company.  This combined Quarterly Report on Form 10-Q supplements and updates the Annual Report on Form 10-K for the calendar year ended December 31, 2012 and the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2013 and June 30, 2013, filed by the individual registrants with the SEC, and should be read in conjunction therewith.

ENTERGY CORPORATION AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
September 30, 2013

i

ENTERGY CORPORATION AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
September 30, 2013

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
•
the termination of Entergy Arkansas’s and Entergy Mississippi’s participation in the System Agreement in December 2013 and November 2015, respectively, the termination of Entergy Texas’s participation in the System Agreement after expiration of the recently proposed 60-month notice period or such other period as approved by the FERC, and the potential for other Entergy operating companies to terminate participation in the System Agreement by providing notice pursuant to the recently proposed 60-month notice period or such other period as approved by the FERC in its pending proceeding and/or by seeking an amendment to the System Agreement that would allow for an Entergy operating company to terminate its participation in less than 96 months;

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

•
changes in regulation of nuclear generating facilities and nuclear materials and fuel, including with respect to the planned or potential shutdown of nuclear generating facilities owned or operated by the Entergy Wholesale Commodities business, and the effects of new or existing safety or environmental concerns regarding nuclear power plants and nuclear fuel;

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

•	actions of rating agencies, including changes in the ratings of debt and preferred stock, changes in general corporate ratings, and changes in the rating agencies’ ratings criteria;
•	changes in inflation and interest rates;
•	the effect of litigation and government investigations or proceedings;
•	changes in technology, including with respect to new, developing, or alternative sources of generation;
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

EPA	United States Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FitzPatrick	James A. FitzPatrick Nuclear Power Plant (nuclear), owned by an Entergy subsidiary in the Entergy Wholesale Commodities business segment
Form 10-K	Annual Report on Form 10-K for the calendar year ended December 31, 2012 filed with the SEC by Entergy Corporation and its Registrant Subsidiaries
Grand Gulf	Unit No. 1 of Grand Gulf Nuclear Station (nuclear), 90% owned or leased by System Energy
GWh	Gigawatt-hour(s), which equals one million kilowatt-hours
Independence	Independence Steam Electric Station (coal), owned 16% by Entergy Arkansas, 25% by Entergy Mississippi, and 7% by Entergy Power, LLC
Indian Point 2	Unit 2 of Indian Point Energy Center (nuclear), owned by an Entergy subsidiary in the Entergy Wholesale Commodities business segment
Indian Point 3	Unit 3 of Indian Point Energy Center (nuclear), owned by an Entergy subsidiary in the Entergy Wholesale Commodities business segment
IRS	Internal Revenue Service
ISO	Independent System Operator

v

DEFINITIONS (Concluded)

Abbreviation or Acronym	Term
kW	Kilowatt, which equals one thousand watts
kWh	Kilowatt-hour(s)
LPSC	Louisiana Public Service Commission
MISO	Midcontinent Independent System Operator, Inc., a regional transmission organization
MMBtu	One million British Thermal Units
MPSC	Mississippi Public Service Commission
MW	Megawatt(s), which equals one thousand kilowatts
MWh	Megawatt-hour(s)
Net debt to net capital ratio	Gross debt less cash and cash equivalents divided by total capitalization less cash and cash equivalents
Net MW in operation	Installed capacity owned and operated
NRC	Nuclear Regulatory Commission
NYPA	New York Power Authority
Palisades	Palisades Power Plant (nuclear), owned by an Entergy subsidiary in the Entergy Wholesale Commodities business segment
Pilgrim	Pilgrim Nuclear Power Station (nuclear), owned by an Entergy subsidiary in the Entergy Wholesale Commodities business segment
PPA	Purchased power agreement or power purchase agreement
PUCT	Public Utility Commission of Texas
Registrant Subsidiaries	Entergy Arkansas, Inc., Entergy Gulf States Louisiana, L.L.C., Entergy Louisiana, LLC, Entergy Mississippi, Inc., Entergy New Orleans, Inc., Entergy Texas, Inc., and System Energy Resources, Inc.
River Bend	River Bend Station (nuclear), owned by Entergy Gulf States Louisiana
RTO	Regional transmission organization
SEC	Securities and Exchange Commission
SMEPA	South Mississippi Electric Power Association, which owns a 10% interest in Grand Gulf
System Agreement	Agreement, effective January 1, 1983, as modified, among the Utility operating companies relating to the sharing of generating capacity and other power resources
System Energy	System Energy Resources, Inc.
TWh	Terawatt-hour(s), which equals one billion kilowatt-hours
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

•
The Entergy Wholesale Commodities business segment includes the ownership and operation of six nuclear power plants located in the northern United States and the sale of the electric power produced by those plants to wholesale customers.  In August 2013, Entergy announced plans to close and decommission Vermont Yankee.  The plant is expected to cease power production in the fourth quarter 2014 after its current fuel cycle.  This business also provides services to other nuclear power plant owners.  Entergy Wholesale Commodities also owns interests in non-nuclear power plants that sell the electric power produced by those plants to wholesale customers.

Results of Operations

Third Quarter 2013 Compared to Third Quarter 2012

Following are income statement variances for Utility, Entergy Wholesale Commodities, Parent & Other, and Entergy comparing the third quarter 2013 to the third quarter 2012 showing how much the line item increased or (decreased) in comparison to the prior period:

	Utility	Entergy Wholesale Commodities	Parent & Other (a)	Entergy
	(In Thousands)

3rd Quarter 2012 Consolidated Net Income (Loss)	$300,506	$86,772	($44,608)	$342,670

Net revenue (operating revenue less fuel expense, purchased power, and other regulatory charges/credits)	120,042	(607)	1,756	121,191
Other operation and maintenance expenses	50,999	19,157	3,950	74,106
Asset impairment	-	291,505	-	291,505
Taxes other than income taxes	3,186	4,529	186	7,901
Depreciation and amortization	17,907	25,540	(38)	43,409
Other income	(4,093)	1,491	1,376	(1,226)
Interest expense	5,300	1,150	(3,196)	3,254
Other expenses	3,612	2,616	-	6,228
Income taxes	(16,852)	(164,013)	(27,085)	(207,950)

3rd Quarter 2013 Consolidated Net Income (Loss)	$352,303	($92,828)	($15,293)	$244,182

(a)	Parent & Other includes eliminations, which are primarily intersegment activity.

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

As discussed in more detail in Note 11 to the financial statements, third quarter 2013 results of operations includes $291.5 million ($183.7 million after-tax) of impairment and other related charges to write down the carrying value of Vermont Yankee and related assets to their fair values.

Net Revenue

Utility

Following is an analysis of the change in net revenue comparing the third quarter 2013 to the third quarter 2012:

Amount
(In Millions)

2012 net revenue	$1,508
Retail electric price	67
Fuel recovery	15
Volume/weather	10
Decommissioning trust	8
Net wholesale revenue	6
Hurricane Rita regulatory asset adjustment	6
Grand Gulf recovery	4
Other	4
2013 net revenue	$1,628

The retail electric price variance is primarily due to:

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

•
an increase in the capacity acquisition rider at Entergy Arkansas, as approved by the APSC, effective with the first billing cycle of December 2012, relating to the Hot Spring plant acquisition.  The net income effect of the Hot Spring plant cost recovery is limited to a portion representing an allowed return on equity on the net plant investment with the remainder offset by the Hot Spring plant costs in other operation and maintenance expenses, depreciation expenses, and taxes other than income taxes; and

•
an increase in the energy efficiency rider, as approved by the APSC, effective July 2013.  Energy efficiency revenues are offset by costs included in other operation and maintenance expenses and have no effect on net income.

These increases are partially offset by a temporary increase in 2012 in the storm cost recovery rider at Entergy Mississippi, as approved by the MPSC for a five-month period effective August 2012.  The increase in revenues in 2012 was offset by costs included in other operation and maintenance expenses and had no effect on net income.  See Note 2 to the financial statements herein and in the Form 10-K for a discussion of rate proceedings.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

The fuel recovery variance is primarily due to:

•
an adjustment to deferred fuel costs recorded in the third quarter 2012 in accordance with a rate order from the PUCT issued in September 2012.  See Note 2 to the financial statements in the Form 10-K for further discussion of this PUCT rate order;

•	the expiration of the Evangeline gas contract on January 1, 2013; and
•	the deferral of increased capacity costs that will be recovered through fuel adjustment clauses.

The volume/weather variance is primarily due to an increase of 342 GWh, or 1%, in weather-adjusted usage primarily in the industrial sector and an increase in sales volume in the unbilled sales period.  This was partially offset by the effect of less favorable weather on residential and commercial sales in the third quarter 2013 as compared to the same period in the prior year.  The increase in industrial sales was primarily due to growth in the chemicals and refining segments.

The decommissioning trust variance is primarily due to lower regulatory charges resulting from a decrease in interest earned on ANO and River Bend decommissioning trust investments in 2013 in accordance with regulatory treatment.  There is no effect on net income as this interest is reflected in other income.

The net wholesale revenue variance is primarily due to higher margins on co-owner contracts.

The Hurricane Rita regulatory asset adjustment was recorded in third quarter 2012 in accordance with the rate order from the PUCT issued in September 2012.  See Note 2 to the financial statements in the Form 10-K for further discussion of the PUCT rate order.

The Grand Gulf recovery variance is primarily due to increased recovery of higher costs resulting from the Grand Gulf uprate.

Entergy Wholesale Commodities

Following is an analysis of the change in net revenue comparing the third quarter 2013 to the third quarter 2012:

Amount
(In Millions)

2012 net revenue	$495
Nuclear realized price changes	(2)
Nuclear volume	5
Other	(4)
2013 net revenue	$494

As shown in the table above, net revenue for Entergy Wholesale Commodities decreased by $1 million in the third quarter 2013 compared to the third quarter 2012 primarily due to:

•	lower energy prices, substantially offset by higher capacity prices;
•
the exercise of resupply options in the third quarter 2012 provided for in purchase power agreements whereby Entergy Wholesale Commodities may elect to supply power from another source when the plant is not running.  Amounts related to the exercise of resupply options are included in the GWh billed in the table below; and

•	higher volume in its nuclear fleet resulting from fewer unplanned and refueling outage days in 2013 as compared to the same period in 2012.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Following are key performance measures for Entergy Wholesale Commodities for the third quarter 2013 and 2012:

	2013	2012

Owned capacity	6,612	6,612
GWh billed	11,630	12,002
Average realized revenue per MWh	$53.22	$51.88

Entergy Wholesale Commodities Nuclear Fleet
Capacity factor	94%	90%
GWh billed	10,274	10,480
Average realized revenue per MWh	$53.16	$52.27
Refueling outage days:
FitzPatrick	-	15

Realized Revenue per MWh Trend for Entergy Wholesale Commodities Nuclear Plants

The economic downturn and negative trends in the energy commodity markets have resulted over the past few years in lower natural gas prices and lower market prices for electricity in the New York and New England power regions, which is where five of the six Entergy Wholesale Commodities nuclear power plants are located.  Entergy Wholesale Commodities’s nuclear business experienced a decrease in realized price per MWh to $50.29 in 2012 from $54.73 in 2011 and $59.16 in 2010.  These price trends present a challenging economic situation for the Entergy Wholesale Commodities plants.  The challenge is greater for some of these plants based on a variety of factors such as their market for both energy and capacity, their size, their contracted positions, and the investment required to maintain the safety and integrity of the plants.  If, in the future, economic conditions or regulatory activity no longer support the continued operation of a plant by Entergy it could adversely affect Entergy’s results of operations through impairment charges, increased depreciation rates, transitional costs, or accelerated decommissioning costs.

On August 27, 2013, Entergy announced its plan to close and decommission Vermont Yankee.  Vermont Yankee is expected to cease power production in the fourth quarter 2014 after its current fuel cycle.  This decision was approved by the Board in August 2013.  The decision to shut down the plant was primarily due to sustained low natural gas and wholesale energy prices, the high cost structure of the plant, and lack of a market structure that adequately compensates merchant nuclear plants for their environmental and fuel diversity benefits in the region in which the plant operates.  See Note 11 to the financial statements herein for discussion of related impairment charges recorded during the third quarter 2013.

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

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Other Income Statement Items

Utility

Other operation and maintenance expenses increased from $519 million for the third quarter 2012 to $570 million for the third quarter 2013 primarily due to:

•
an increase of $25 million in compensation and benefits costs primarily due to a decrease in the discount rates used to determine net periodic pension and other postretirement benefit costs and a settlement charge, recognized in September 2013, related to the payment of lump sum benefits out of the non-qualified pension plan.  See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates" in the Form 10-K and Note 6 to the financial statements herein for further discussion of benefits costs;

•
an increase of $8 million in fossil-fueled generation expenses primarily due to the acquisitions of the Hot Spring plant by Entergy Arkansas and the Hinds plant by Entergy Mississippi in November 2012.  Costs related to the Hot Spring and Hinds plants are recovered through the capacity acquisition rider and power management rider, respectively, as previously discussed;

•
an increase of $8 million resulting from implementation and severance costs in 2013 related to the human capital management strategic imperative.  See “Human Capital Management Strategic Imperative” below for further discussion;

•
an increase of approximately $7 million as a result of the deferral or capitalization of storm restoration costs in the third quarter 2012 for Hurricane Isaac, which hit the Utility’s service area in August 2012; and

•	an increase of $3 million in energy efficiency costs at Entergy Arkansas. These costs are recovered through an energy efficiency rider and have no effect on net income.

These increases were partially offset by a temporary increase in 2012 of $10 million in storm damage accruals, as approved by the MPSC for a five-month period effective August 2012.

Depreciation and amortization expenses increased primarily due to additions to plant in service, including the Hot Spring and Hinds plant acquisitions in 2012 and the completion of the Waterford 3 steam generator replacement project and the Grand Gulf uprate project in 2012.

Entergy Wholesale Commodities

The asset impairment variance is due to $291.5 million ($183.7 million after-tax) of impairment and other related charges in the third quarter 2013 to write down the carrying value of Vermont Yankee and related assets to their fair values.  See Note 11 to the financial statements herein for further discussion of these charges.

Other operation and maintenance expenses increased from $245 million for the third quarter 2012 to $264 million for the third quarter 2013 primarily due to an increase of $23 million in compensation and benefits costs primarily due to a decrease in the discount rates used to determine net periodic pension and other postretirement benefit costs and a settlement charge, recognized in September 2013, related to the payment of lump sum benefits out of the non-qualified pension plan.  See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates" in the Form 10-K and Note 6 to the financial statements herein for further discussion of benefits costs.

Depreciation and amortization expenses increased primarily due to an adjustment in 2012 resulting from a final court decision in the Entergy Nuclear Indian Point 2 lawsuit against the U.S. Department of Energy related to spent nuclear fuel disposal. The effects of recording the proceeds from the judgment reduced the plant in service balances with a corresponding $19 million reduction to previously-recorded depreciation expense.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Income Taxes

The effective income tax rate was 9.1% for the third quarter 2013.  The difference in the effective income tax rate for the third quarter 2013 versus the statutory rate of 35% was primarily due to lower state income taxes resulting from a state deferred tax adjustment and the reversal of a state valuation allowance.  Also contributing to the lower rate was the reversal of a portion of the provision for uncertain tax positions.

The effective income tax rate was 40.4% for the third quarter 2012. The difference in the effective income tax rate versus the statutory rate of 35% for the third quarter 2012 was primarily due to state income taxes.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Following are income statement variances for Utility, Entergy Wholesale Commodities, Parent & Other, and Entergy comparing the nine months ended September 30, 2013 to the nine months ended September 30, 2012 showing how much the line item increased or (decreased) in comparison to the prior period:

	Utility	Entergy Wholesale Commodities	Parent & Other (a)	Entergy
	(In Thousands)

2012 Consolidated Net Income (Loss)	$676,244	($18,420)	($91,311)	$566,513

Net revenue (operating revenue less fuel expense, purchased power, and other regulatory charges/credits)	456,728	(20,372)	5,929	442,285
Other operation and maintenance expenses	145,648	21,650	10,745	178,043
Asset impairment	-	(64,019)	-	(64,019)
Taxes other than income taxes	21,246	7,201	158	28,605
Depreciation and amortization	60,986	25,944	(100)	86,830
Other income	(12,213)	(1,547)	1,761	(11,999)
Interest expense	22,078	(3,687)	5,314	23,705
Other expenses	12,204	48,149	-	60,353
Income taxes	177,903	(76,395)	2,554	104,062

2013 Consolidated Net Income (Loss)	$680,694	$818	($102,292)	$579,220

(a)	Parent & Other includes eliminations, which are primarily intersegment activity.

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

As discussed in more detail in Note 11 to the financial statements herein and Note 1 to the financial statements in the Form 10-K, results of operations for the nine months ended September 30, 2013 and September 30, 2012 include $291.5 million ($183.7 million after-tax) and $355.5 million ($223.5 million after-tax), respectively, of impairment and other related charges to write down the carrying value of Vermont Yankee and related assets to their fair values.  Also, net income for Utility for the nine months ended September 30, 2012 was significantly affected by a settlement with the IRS related to the income tax treatment of the Louisiana Act 55 financing of the Hurricane Katrina and Hurricane Rita

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

storm costs, which resulted in a reduction in income tax expense.  The net income effect was partially offset by a regulatory charge, which reduced net revenue in 2012, associated with the storm costs settlement to reflect the obligation to customers with respect to the settlement.  See Note 3 to the financial statements in the Form 10-K for additional discussion of the tax settlement and savings obligation.

Net Revenue

Utility

Following is an analysis of the change in net revenue comparing the nine months ended September 30, 2013 to the nine months ended September 30, 2012:

Amount
(In Millions)

2012 net revenue	$3,765
Retail electric price	190
Louisiana Act 55 financing savings obligation	167
Grand Gulf recovery	70
Fuel recovery	30
MISO deferral	12
Volume/weather	(7)
Other	(5)
2013 net revenue	$4,222

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

•	an annual base rate increase at Entergy Texas, effective July 2012, as a result of the PUCT’s order in the November 2011 rate case that was issued in September 2012; and
•
increases in the energy efficiency rider, as approved by the APSC, effective July 2013 and July 2012.  Energy efficiency revenues are offset by costs included in other operation and maintenance expenses and have no effect on net income.

These increases are partially offset by a temporary increase in 2012 in the storm cost recovery rider at Entergy Mississippi, as approved by the MPSC for a five-month period effective August 2012.  The increase in revenues in 2012 was offset by costs included in other operation and maintenance expenses and had no effect on net income.  See Note 2 to the financial statements herein and in the Form 10-K for a discussion of rate proceedings.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

The Louisiana Act 55 financing savings obligation variance results from a regulatory charge recorded in the second quarter 2012 because Entergy Gulf States Louisiana and Entergy Louisiana are sharing with customers the savings from an IRS settlement related to the uncertain tax position regarding the Hurricane Katrina and Hurricane Rita Louisiana Act 55 financing.  See Note 3 to the financial statements in the Form 10-K for additional discussion of the tax settlement and savings obligation.

The Grand Gulf recovery variance is primarily due to increased recovery of higher costs resulting from the Grand Gulf uprate.

The fuel recovery variance is primarily due to:

•
an adjustment to deferred fuel costs recorded in the third quarter 2012 in accordance with a rate order from the PUCT issued in September 2012.  See Note 2 to the financial statements in the Form 10-K for further discussion of this PUCT rate order;

•	the expiration of the Evangeline gas contract on January 1, 2013; and
•	the deferral of increased capacity costs that will be recovered through fuel adjustment clauses.

The MISO deferral variance is primarily due to the deferral in April 2013, as approved by the APSC, of costs incurred since March 2010 related to the transition and implementation of joining the MISO RTO.

The volume/weather variance is primarily due to less favorable weather on residential and commercial sales for the nine months ended September 30, 2013 as compared to the same period in the prior year and a decrease of 154 GWh, or 0.2%, in weather-adjusted usage, partially offset by an increase in sales volume in the unbilled sales period.

Entergy Wholesale Commodities

Following is an analysis of the change in net revenue comparing the nine months ended September 30, 2013 to the nine months ended September 30, 2012:

Amount
(In Millions)

2012 net revenue	$1,391
Nuclear volume	(50)
Mark-to-Market	(13)
Nuclear realized price changes	54
Other	(12)
2013 net revenue	$1,370

As shown in the table above, net revenue for Entergy Wholesale Commodities decreased by approximately $21 million in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 primarily due to:

•	lower volume in its nuclear fleet resulting from more unplanned and refueling outage days in 2013 as compared to the same period in 2012;
•
the exercise of resupply options provided for in purchase power agreements whereby Entergy Wholesale Commodities may elect to supply power from another source when the plant is not running.  Amounts related to the exercise of resupply options are included in the GWh billed in the table below; and

•	the effect of lower power prices on electricity derivative instruments that are not designated as hedges. See Note 8 to the financial statements herein for discussion of derivative instruments.

These decreases were substantially offset by higher capacity prices.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Following are key performance measures for Entergy Wholesale Commodities for the nine months ended September 30, 2013 and 2012:

	2013	2012

Owned capacity	6,612	6,612
GWh billed	33,189	34,957
Average realized revenue per MWh	$52.95	$49.84

Entergy Wholesale Commodities Nuclear Fleet
Capacity factor	86%	88%
GWh billed	29,309	30,744
Average realized revenue per MWh	$52.37	$50.42
Refueling outage days:
FitzPatrick	-	15
Indian Point 2	-	28
Indian Point 3	28	-
Palisades	-	34
Pilgrim	45	-
Vermont Yankee	27	-

Other Income Statement Items

Utility

Other operation and maintenance expenses increased from $1,531 million for the nine months ended September 30, 2012 to $1,677 million for the nine months ended September 30, 2013 primarily due to:

•
an increase of $49 million in compensation and benefits costs primarily due to a decrease in the discount rates used to determine net periodic pension and other postretirement benefit costs and a settlement charge, recognized in September 2013, related to the payment of lump sum benefits out of the non-qualified pension plan.  See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates" in the Form 10-K and Note 6 to the financial statements herein for further discussion of benefits costs;

•
an increase of $37 million in fossil-fueled generation expenses primarily due to the acquisitions of the Hot Spring plant by Entergy Arkansas and the Hinds plant by Entergy Mississippi in November 2012.  Costs related to the Hot Spring and Hinds plants are recovered through the capacity acquisition rider and power management rider, respectively, as previously discussed.  Also contributing to the increases is an overall higher scope of work done during plant outages as compared to the prior year;

•	an increase of $17 million in nuclear expenses, primarily due to higher labor costs, including higher contract labor;
•	an increase of $12 million in energy efficiency costs at Entergy Arkansas. These costs are recovered through an energy efficiency rider and have no effect on net income;
•
an increase of $11 million resulting from costs related to the generator stator incident at ANO, including an offset for expected insurance proceeds.  See “ANO Damage and Outage” below for further discussion of the ANO incident;

•	the prior year deferral, as approved by the LPSC and the FERC, of costs related to the transition and implementation of joining the MISO RTO, which reduced 2012 expenses by $10 million; and
•
an increase of $9 million resulting from implementation and severance costs in 2013 related to the human capital management strategic imperative.  See “Human Capital Management Strategic Imperative” below for further discussion.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Taxes other than income taxes increased primarily due to an increase in ad valorem taxes, primarily due to the Hot Spring and Hinds plant acquisitions in 2012, as well as an increase in local franchise taxes resulting from higher residential and commercial revenues as compared with prior year.

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

Interest expense increased primarily due to net debt issuances by certain of the Utility operating companies.  See Note 5 to the financial statements in the Form 10-K and Note 4 herein for more details of long-term debt activity.

Entergy Wholesale Commodities

Other operation and maintenance expenses increased from $726 million for the nine months ended September 30, 2012 to $748 million for the nine months ended September 30, 2013 primarily due to an increase of $29 million in compensation and benefits costs primarily due to a decrease in the discount rates used to determine net periodic pension and other postretirement benefit costs and a settlement charge, recognized in September 2013, related to the payment of lump sum benefits out of the non-qualified pension plan.  See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates" in the Form 10-K and Note 6 to the financial statements herein for further discussion of benefits costs.

Depreciation and amortization expenses increased primarily due to an adjustment in 2012 resulting from a final court decision in the Entergy Nuclear Indian Point 2 lawsuit against the U.S. Department of Energy related to spent nuclear fuel disposal. The effects of recording the proceeds from the judgment reduced the plant in service balances with a corresponding $19 million reduction to previously-recorded depreciation expense.

The asset impairment variance is due to impairment and other related charges of $355.5 million ($223.5 million after-tax) recorded in first quarter 2012 and $291.5 million ($183.7 million after-tax) recorded in third quarter 2013 to write down the carrying value of Vermont Yankee and related assets to their fair values.  See Note 1 to the financial statements in the Form 10-K and Note 11 to the financial statements herein for further discussion of these charges.

Other expenses increased primarily due to a credit to decommissioning expense of $49 million in the second quarter 2012 resulting from a reduction in the decommissioning cost liability for a plant as a result of a revised decommissioning cost study.  See “Critical Accounting Estimates – Nuclear Decommissioning Costs” in the Form 10-K for further discussion.

Income Taxes

The effective income tax rate was 27% for the nine months ended September 30, 2013.  The difference in the effective income tax rate for the nine months ended September 30, 2013 versus the statutory rate of 35% was primarily due to the reversal of a portion of the provision for uncertain tax positions, lower state income taxes resulting from a state deferred tax adjustment and the reversal of a state valuation allowance, and book and tax differences related to the allowance for equity funds used during construction, partially offset by certain book and tax differences related to utility plant items.  See Note 10 to the financial statements herein for further discussion of income taxes.

The effective income tax rate was 16.3% for the nine months ended September 30, 2012.  The difference in the effective income tax rate versus the statutory rate of 35% for the nine months ended September 30, 2012 was related to (1) an IRS settlement on how to treat the Louisiana Act 55 Financing of the Hurricane Katrina and Hurricane Rita storm costs, as discussed further in Note 3 to the financial statements in the Form 10-K; and (2) a unanimous court decision from the U.S. Court of Appeals for the Fifth Circuit affirming an earlier decision of the U.S. Tax Court holding that Entergy was entitled to claim a credit against its U.S. tax liability for the U.K. windfall tax that it paid, both of which enabled Entergy to reverse provisions for uncertain tax positions.  See Note 3 to the financial statements in the Form 10-K and Note 10 to the financial statements herein for further discussion of the settlement and tax credit.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Plan to Spin Off the Utility’s Transmission Business

See the Form 10-K for a discussion of Entergy’s plan to spin off its transmission business and merge it with a newly formed subsidiary of ITC Holdings Corp.  On April 16, 2013, the ITC shareholders approved the ITC merger proposals.  On June 28, 2013, Entergy and ITC mutually agreed to extend the term of the Merger Agreement to December 31, 2013, after which it may be terminated by either party if the transaction has not been consummated.  The transaction is not expected to close in 2013, and a revised closing date in 2014 has not been settled upon.  Pursuant to the Merger Agreement, and subject to the terms and conditions set forth therein, Entergy will distribute the TransCo common units to its shareholders, excluding any TransCo common units contributed to an exchange trust if Entergy makes the exchange trust election.  At Entergy’s election, it may distribute the TransCo common units by means of a pro rata dividend in a spin-off or pursuant to an exchange offer in a split-off, or a combination of a split-off and a spin-off (the Distribution).  On July 24, 2013, Mid South TransCo LLC (TransCo) filed a registration statement with the SEC on Forms S-1/S-4 under which the Distribution would occur by means of a combination of a split-off and a spin-off.

Filings with Retail Regulators

See the Form 10-K for a discussion of the applications that each of the Utility operating companies has filed with their respective retail regulators seeking approval for the proposal to spin off and merge the transmission business with ITC.

In each retail jurisdiction, the Utility operating companies and ITC have offered certain commitments for consideration should the retail regulators deem it appropriate to impose conditions on the approval of the transaction, including a commitment to mitigate certain effects on customer rates for a period of at least five years.  In the offered commitments, the Utility operating companies and ITC proposed an initial five-year period of wholesale rebates and retail rate mitigation totaling $134.0 million for Entergy Arkansas customers, $48.6 million for Entergy Gulf States Louisiana customers, $59.5 million for Entergy Louisiana customers, $74.1 million for Entergy Mississippi customers, $20.0 million for Entergy New Orleans customers, and $69.6 million for Entergy Texas customers.  The share of the rate mitigation to be borne will vary by Utility operating company, but the Utility is expected to bear, on an aggregate basis, over the initial five-year period, approximately 65% to 70% of the wholesale rebates and retail rate mitigation, with ITC expected to bear the remainder.  At the end of the first five years following the close of the transaction, the economic and performance benefits of ITC’s ownership will be measured and verified by an independent auditor to determine if they offset the ownership cost increase resulting from ITC’s weighted average cost of capital.  If the benefits exceed such costs, rate mitigation will cease.  If they do not, wholesale rebates and retail rate mitigation will continue until the benefits exceed these costs.

The Utility operating companies have offered the following additional retail rate mitigation to address the effects of moving to a forward test year: $6.9 million for Entergy Arkansas customers, $5.4 million for Entergy Gulf States Louisiana customers, $7.2 million for Entergy Louisiana customers, $6.7 million for Entergy Mississippi customers, $0.4 million for Entergy New Orleans customers, and $13.1 million for Entergy Texas customers.  Lastly, Entergy Texas customers will also experience net avoided costs of $10.0 million due to the effects of eliminating transmission cost allocation under the Entergy System Agreement.  Entergy Gulf States Louisiana and Entergy Louisiana customers will also experience net avoided costs of $4.1 million and $12.2 million, respectively, due to the effects of both eliminating transmission cost allocation under the Entergy System Agreement and moving to MISO’s transmission pricing zone structure.

These proposed commitments may change as the regulatory proceedings progress.

In April 2013 the LPSC staff, APSC staff, and other parties filed testimony in the proceedings pending at the LPSC and APSC, respectively, identifying concerns with the proposed transaction and concluding that the transaction in its current form does not satisfy the applicable criteria for approval.  The LPSC staff testimony also included a comprehensive set of conditions should the LPSC determine that the transaction is in the public interest.  Conditions were also recommended by the Arkansas Attorney General should the APSC consider approving the transaction.  In April and May 2013 various parties and the PUCT staff respectively filed testimony in the PUCT proceeding identifying

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

concerns with the proposed transaction and concluding that the transaction in its current form does not satisfy the applicable criteria for approval.  Certain parties also included a comprehensive set of conditions should the PUCT determine that the transaction is in the public interest.   In May 2013 the City Council advisors filed testimony identifying concerns with the proposed transaction and concluding that the transaction in its current form does not satisfy the applicable criteria for approval.  In June 2013 the Mississippi Public Utilities Staff and other parties filed testimony in the MPSC proceeding identifying concerns with the proposed transaction and concluding that the transaction in its current form does not satisfy the applicable criteria for approval.  The Mississippi Public Utilities Staff also included a comprehensive set of conditions should the MPSC determine that the transaction is in the public interest.

The PUCT hearing on the joint application was held before the ALJs in May 2013.  In July 2013 the ALJs issued a proposal for decision that recommended the denial of the joint application.  The ALJs further recommended that if the PUCT approved the joint application, the PUCT impose certain conditions on Entergy Texas and ITC.  Exceptions to the proposal for decision were filed in July 2013, and on August 9, 2013, the PUCT granted the applicants’ motion to withdraw the application with an opportunity to file a new application in the future that would include evidence not in the record considered by the ALJs.  In September 2013 the applicants filed their updated application with the PUCT, including a request for a decision by December 2013.  The PUCT has adopted a procedural schedule that sets a hearing on the merits for this matter before the Commissioners on November 21-22, 2013.  A final order is not expected until January 2014.

The APSC postponed a previously-scheduled July 9, 2013 hearing to allow the parties to pursue more details regarding the rate mitigation commitments described above.  In August 2013 in response to a motion to suspend the procedural schedule in light of the withdrawal of the application in Texas, the APSC issued an order cancelling a re-scheduled September 2013 evidentiary hearing and ordering the applicants to file monthly status reports (beginning in October 2013) regarding the applications in the other retail jurisdictions.  The order also provided that the parties should work together to establish a schedule that would permit the APSC to conduct the evidentiary hearing, deliberate and develop a final ruling, if reasonably possible, by the end of 2013.  Beginning on October 1, 2013, the applicants began filing the requested status reports.  The evidentiary hearing in Arkansas has not yet been re-scheduled.

LPSC hearings were held in July 2013.  At its July 31, 2013 meeting, the LPSC voted to allow a 45-day discovery period regarding the mitigation commitments offered by the Utility operating companies and ITC.  On August 21, 2013, the LPSC proceeding was suspended pending the LPSC’s receipt of notice that the applicants have filed a new application in Texas.  After providing notice of the filing of the updated application in Texas, a revised LPSC procedural schedule was set that calls for an additional round of testimony and briefing to conclude by November 8, 2013.

In the MPSC proceeding, the parties filed reply briefs and responses to proposed orders on September 25, 2013.  Entergy Mississippi and ITC also submitted filings on that day that indicated whether they would comply with conditions proposed by the Mississippi Public Utilities Staff.  There is no procedural deadline by which the MPSC must issue a decision in this matter.

On October 10, 2013, the City Council granted a motion to suspend the proceeding in light of the withdrawal and re-filing of the Texas application.  The City Council ordered the parties to develop a revised agreed procedural schedule within 14 days or submit proposed alternate schedules thereafter for consideration by the City Council. Pursuant to the City Council’s directive, the parties have agreed to a revised procedural schedule that provides for the advisors and intervenors to submit supplemental surrebuttal testimony on December 20, 2013, an evidentiary hearing (paper only), and supporting briefs by all parties to be filed on December 27, 2013.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Because Entergy Arkansas also owns limited transmission facilities in Missouri, on February 14, 2013, Entergy Arkansas together with ITC and related parties filed an application out of an abundance of caution with the Missouri Public Service Commission pertaining to the ITC transaction.  On April 18, 2013, the Missouri Public Service Commission consolidated for purposes of a hearing Entergy Arkansas’s separate MISO case that is related to Entergy Arkansas’s notice of its intent to integrate into MISO with the Entergy and ITC case that is related to the proposal to spin off and merge the transmission business with ITC.  The hearing before the Missouri Public Service Commission took place in June 2013, and post-hearing briefs were filed in July and early August 2013.  The Missouri Public Service Commission has not issued an order in the ITC proceeding and has delayed further consideration of the matter pending procedural developments in the retail jurisdictions.

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

On July 22, 2013, various parties filed requests for rehearing of the FERC orders issued on June 20, 2013.  Settlement discussions are ongoing with respect to the matters the FERC set for hearing in the June 20, 2013 orders.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

In October 2012, Entergy, ITC, and certain subsidiaries submitted filings with the FERC to obtain regulatory approvals under Federal Power Act section 204 for the various financings being undertaken as part of the transaction.  On May 16, 2013, the FERC issued an order authorizing the proposed financings for the ITC Transaction under Federal Power Act section 204 subject to the closing of the transaction, including authorization until October 31, 2013, for the Utility operating companies to provide credit support in the form of guarantees of borrowings during the transaction.  The Utility operating companies will apply to FERC for renewal of that authority through 2014 to facilitate transaction closing.

Other Filings

In July 2012, Entergy Corporation submitted a request to the Internal Revenue Service seeking a private letter ruling substantially to the effect that certain requirements for the tax-free treatment of the distribution of the transmission business are met.  In May 2013, Entergy obtained IRS rulings regarding the tax-free treatment of certain aspects of the transactions.  While the May 2013 IRS rulings provide sufficient guidance for Entergy to execute the spin-merge in a tax-free manner, Entergy requested additional IRS rulings regarding certain other aspects of the transactions during the third quarter 2013.  In September 2012, Entergy submitted an application to the NRC for approval of certain nuclear plant license transfers and amendments as part of the steps to complete the spin-off and merger.  In May 2013 the NRC issued orders approving the license transfers and amendments.

On December 14, 2012, Entergy and ITC filed the required notifications under the Hart-Scott-Rodino Act with the Federal Trade Commission and the Department of Justice related to Entergy’s plan to spin off its transmission business and merge it with a newly formed subsidiary of ITC Holdings Corp.  The waiting period under the Hart-Scott-Rodino Act expired on January 14, 2013.  The ability to close the transaction based on the December 14, 2012 premerger notification filings expires on January 14, 2014, however, and Entergy and ITC are in the process of preparing new notifications to allow for a closing after January 14, 2014.

Entergy Wholesale Commodities Authorizations to Operate Its Nuclear Power Plants

See the Form 10-K for a discussion of the NRC operating licenses for Indian Point 2 and Indian Point 3 and the NRC license renewal applications in process for these plants.  Following are updates to the discussion regarding the NRC proceedings and related New York State proceedings.

The original expiration date of the NRC license for Indian Point Unit 2 was September 28, 2013.  Indian Point Unit 2 has now entered its “period of extended operation” after expiration of the plant’s initial license term under “timely renewal,” which is a federal statutory rule of general applicability providing for extension of a license for which a renewal application has been timely filed with the licensing agency. The Indian Point license renewal application qualifies for timely renewal protection because it met NRC regulatory standards for timely filing.

In August 2013, Riverkeeper filed with the ASLB a proposed amended Endangered Species Act contention alleging that NRC Staff’s supplemental Final Supplemental Environmental Impact Statement (FSEIS) issued in June 2013 did not document sufficient consultation between NRC Staff and the National Marine Fisheries Service regarding endangered species.  Entergy and NRC Staff have filed answers in opposition.  Riverkeeper’s proposed amended contention and Entergy’s motion to dismiss Riverkeeper’s original admitted contention on endangered species are pending before the ASLB.

Hearings were held in July 2013 before NYSDEC ALJs on environmental issues related to Indian Point’s wedgewire screen proposal for “best technology available.”  The ALJs have issued no partial decisions on the several issues that have been litigated during the past two years and have not announced a schedule for doing so.

The New York State Department of Environmental Conservation (NYSDEC) has taken the position that Indian Point must obtain a new state-issued Clean Water Act Section 401 water quality certification as part of the license renewal process.  Entergy submitted its application for a water quality certification to the NYSDEC in April 2009, with a reservation of rights regarding the applicability of Section 401 in this case.  After Entergy submitted certain additional information in response to NYSDEC requests, in February 2010 the NYSDEC staff determined that Entergy’s water quality certification application was complete.  In April 2010 the NYSDEC staff issued a proposed notice of denial of Entergy’s water quality certification application (the Notice).  NYSDEC staff’s Notice triggered an administrative adjudicatory hearing before NYSDEC ALJs on the proposed Notice.  The NYSDEC staff decision does not restrict Indian Point operations, but the issuance of a certification is potentially required prior to NRC issuance of renewed unit

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

licenses.  In June 2011, Entergy filed notice with the NRC that the NYSDEC, the agency that would issue or deny a water quality certification for the Indian Point license renewal process, has taken longer than one year to take final action on Entergy’s application for a water quality certification and, therefore, has waived its opportunity to require a certification under the provisions of Section 401 of the Clean Water Act.  The NYSDEC has notified the NRC that it disagrees with Entergy’s position and does not believe that it has waived the right to require a certification.  The NYSDEC ALJs overseeing the agency’s certification adjudicatory process stated in a ruling issued in July 2011 that while the waiver issue is pending before the NRC, the NYSDEC hearing process will continue on selected issues.  The judges held a Legislative Hearing (agency public comment session) and an Issues Conference (pre-trial conference) in July 2010.  Issue-by-issue hearings before the NYSDEC ALJs began in October 2011 and are expected to continue, on an episodic basis, into 2014 and perhaps longer.  After hearings and briefing on all issues, the ALJs will issue a recommended decision to the Commissioner or his delegate, who will then issue the final agency decision.  A party to the proceeding can appeal the decision of the Commissioner to state court.

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

Second, Entergy filed with the NYSDOS in November 2012 a petition for declaratory order that Indian Point is grandfathered under either of two criteria prescribed by the New York Coastal Management Program (NYCMP), which sets forth the state coastal policies applied in a CZMA consistency review.  NYSDOS denied the motion by order dated January 2013.  Entergy filed a petition for judicial review of NYSDOS’s decision with the New York State Supreme Court for Albany County in March 2013.  NYSDOS filed an opposition and oral argument was held in September 2013 on Entergy’s petition for judicial review.  It is uncertain when the court will act on the petition for review.  The losing party may file an appeal as of right with the next level state appellate court.

Third, on December 17, 2012, Entergy filed with NYSDOS a consistency determination explaining why Indian Point satisfies all applicable NYCMP policies.  Entergy included in the consistency determination a “reservation of rights” clarifying that Entergy does not concede NYSDOS’s right to conduct a new CZMA review for Indian Point.    The six-month federal deadline for state decision on a consistency determination runs from the date the submission is complete.  On January 16, 2013, NYSDOS notified Entergy that it deemed the consistency determination incomplete because it did not include the final version of a further supplement to the FSEIS that was targeted for subsequent issuance by NRC staff.  On June 28, 2013, NYSDOS notified Entergy that NYSDOS had received a copy of the final version of the FSEIS on June 20, 2013, and that NYSDOS’s review of the Indian Point consistency determination had begun on June 20, 2013.  In October 2013, Entergy and NYSDOS executed a stay agreement that extends the deadline for NYSDOS to decide Indian Point’s CZMA consistency certification to March 22, 2014.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

ANO Damage and Outage

On March 31, 2013, during a scheduled refueling outage at ANO 1, a contractor-owned and operated heavy-lifting apparatus collapsed while moving the generator stator out of the turbine building.  The collapse resulted in the death of an ironworker and injuries to several other contract workers, caused ANO 2 to shut down, and damaged the ANO turbine building.  The turbine building serves both ANO 1 and 2 and is a non-radiological area of the plant.  ANO 2 reconnected to the grid on April 28, 2013 and ANO 1 reconnected to the grid on August 7, 2013.  The total cost of assessment, restoration of off-site power, site restoration, debris removal, and replacement of damaged property and equipment is currently estimated to be approximately $100 million.  In addition, Entergy Arkansas incurred replacement power costs for ANO 2 power during its outage and incurred incremental replacement power costs for ANO 1 power because the outage extended beyond the originally-planned duration of the refueling outage.  Each of the Utility operating companies has recovery mechanisms in place designed to recover its prudently-incurred fuel and purchased power costs.

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

In the second quarter 2013, Entergy Arkansas recorded an insurance receivable of $50 million based on the minimum amount that it expects to receive from NEIL.  This $50 million receivable offset approximately $35 million of capital spending, $13 million of operation and maintenance expense, and $2 million of incremental deferred refueling outage costs incurred for the recovery through September 30, 2013.  As of September 30, 2013, Entergy Arkansas has incurred approximately $33 million in capital spending, $11 million in operation and maintenance expense, and $1 million in incremental deferred refueling outage costs in excess of its recorded insurance receivable.

Human Capital Management Strategic Imperative

Entergy is engaged in a strategic imperative that is intended to optimize the organization through a process known as human capital management.  In July 2013 management completed a comprehensive review of Entergy’s organization design and processes.  This effort resulted in a new internal organization structure, which management expects to result in the elimination of approximately 800 employee positions.  Costs associated with this phase of human capital management, primarily implementation costs, severance expenses, and the effect on benefit plan expense, are expected to be in the range of $145 million to $185 million.  The majority of these costs are expected to be incurred by the end of 2013 and approximately $18 million has been incurred as of September 30, 2013.

Entergy Solutions District Energy Sales Agreement

Entergy Solutions District Energy, a business wholly-owned by Entergy in the Entergy Wholesale Commodities segment, owns and operates district energy assets serving the business districts in Houston and New Orleans.  In August 2013, Entergy signed agreements to sell Entergy Solutions District Energy for approximately $130 million, subject to adjustments.  Entergy Solutions District Energy’s book value as of September 30, 2013 was approximately $100 million.  The sale is expected to close in 2013.

Liquidity and Capital Resources

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy’s capital structure, capital expenditure plans and other uses of capital, and sources of capital.  Following are updates to that discussion.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Capital Structure

Entergy’s capitalization is balanced between equity and debt, as shown in the following table.

	September 30, 2013	December 31, 2012

Debt to capital	58.4%	58.7%
Effect of excluding the securitization bonds	(1.6%)	(1.8%)
Debt to capital, excluding securitization bonds (a)	56.8%	56.9%
Effect of subtracting cash	(0.8%)	(1.1%)
Net debt to net capital, excluding securitization bonds (a)	56.0%	55.8%

(a)	Calculation excludes the Arkansas, Louisiana, and Texas securitization bonds, which are non-recourse to Entergy Arkansas, Entergy Louisiana, and Entergy Texas, respectively.

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

Entergy Corporation has in place a credit facility that has a borrowing capacity of $3.5 billion and expires in March 2018.  Entergy Corporation has the ability to issue letters of credit against 50% of the total borrowing capacity of the facility.  Following is a summary of the borrowings outstanding and capacity available under the facility as of September 30, 2013:

Capacity (a)	Borrowings	Letters of Credit	Capacity Available
(In Millions)

$3,500	$150	$8	$3,342

(a)	The capacity decreases to $3,490 million in March 2017.

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

See Note 4 to the financial statements herein for additional discussion of the Entergy Corporation commercial paper program.  In July 2013 the Board increased the commercial paper program limit to $1.5 billion.  As of September 30, 2013, Entergy Corporation had approximately $1,016 million of commercial paper outstanding.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Capital Expenditure Plans and Other Uses of Capital

See the table and discussion in the Form 10-K under "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources - Capital Expenditure Plans and Other Uses of Capital," that sets forth the amounts of planned construction and other capital investments by operating segment for 2013 through 2015.  Following are updates to the discussion in the Form 10-K.

Capital Investment Plan Preliminary Estimate for 2014-2016

Entergy is developing its capital investment plan for 2014 through 2016 and currently anticipates that the Utility will make $5.8 billion in capital investments during that period and that Entergy Wholesale Commodities will make $1.0 billion in capital investments during that period.  In addition to routine capital spending to maintain operations, the Utility capital investment plan includes specific investments and initiatives such as the Ninemile Point Unit 6 self-build project; NRC post-Fukushima requirements for the Utility nuclear fleet; potential scrubbers at the White Bluff plant to meet pending Arkansas state requirements under the Clean Air Visibility Rule and compliance with the EPA’s Mercury and Air Toxic Standard rule;  and transmission spending to support economic development projects, reliability, and new compliance requirements.  The Entergy Wholesale Commodities capital investment plan includes significant projects required to continue the operation of the current generation fleet including component replacements, software, and security; NYPA value sharing; and dry cask storage, license renewal, and NRC post-Fukushima requirements for the Entergy Wholesale Commodities nuclear fleet.

Dividends

Declarations of dividends on Entergy’s common stock are made at the discretion of the Board.  Among other things, the Board evaluates the level of Entergy’s common stock dividends based upon Entergy’s earnings, financial strength, and future investment opportunities.  At its October 2013 meeting, the Board declared a dividend of $0.83 per share, which is the same quarterly dividend per share that Entergy has paid since the second quarter 2010.

Cash Flow Activity

As shown in Entergy’s Consolidated Statements of Cash Flows, cash flows for the nine months ended September 30, 2013 and 2012 were as follows:

	2013	2012
	(In Millions)

Cash and cash equivalents at beginning of period	$533	$694

Cash flow provided by (used in):
Operating activities	2,199	2,220
Investing activities	(2,058)	(2,323)
Financing activities	(309)	159
Net increase (decrease) in cash and cash equivalents	(168)	56

Cash and cash equivalents at end of period	$365	$750

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Operating Activities

Net cash provided by operating activities decreased by approximately $21 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 primarily due to:

•	an increase of $65 million in income tax payments;
•	an increase of $46 million in spending on nuclear refueling outages in 2013 as compared to the same period in prior year;
•	approximately $27 million in spending related to the generator stator incident at ANO, as discussed previously;
•	higher deferred fuel refunds in 2013 as compared to the same period in prior year; and
•	an increase of approximately $12 million in storm restoration spending in 2013 resulting from the Arkansas December 2012 winter storm and Hurricane Isaac.

These decreases in cash flow were partially offset by:

•	higher Utility net revenues in 2013 resulting from additional generation investments made in 2012;
•
a decrease of $65 million in pension contributions, substantially offset by an increase of $50 million in lump sum retirement payments out of the non-qualified pension plan.  See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates" in the Form 10-K and Note 6 to the financial statements herein for a discussion of qualified pension and other postretirement benefits funding;

•
proceeds of $72 million received in 2013 from the U.S. Department of Energy resulting from litigation regarding the storage of spent nuclear fuel.  The litigation is discussed in more detail in Part II, Item 5, “Spent Nuclear Fuel”; and

•
a refund of $31 million, including interest, paid to AmerenUE in June 2012.  The FERC ordered Entergy Arkansas to refund to AmerenUE the rough production cost equalization payments previously collected.  See Note 2 to the financial statements in the Form 10-K for further discussion of the FERC order.

Investing Activities

Net cash used in investing activities decreased by $265 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 primarily due to:

•
the withdrawal of a total of $260 million from storm reserve escrow accounts in 2013, primarily by Entergy Gulf States Louisiana and Entergy Louisiana, after Hurricane Isaac.  See Note 2 to the financial statements herein and in the Form 10-K for a discussion of Hurricane Isaac;

•
a decrease in construction expenditures, primarily in the Utility business, resulting from spending in 2012 on the uprate project at Grand Gulf, substantially offset by storm restoration spending in 2013 resulting from the Arkansas December 2012 winter storm and Hurricane Isaac, spending in 2013 on the Ninemile 6 self-build project, and spending in 2013 related to the generator stator incident at ANO, as discussed previously; and

•	$72.2 million of System Energy first mortgage bond proceeds deposited with a trustee in September 2012 and used in October 2012 for the redemption of another series of first mortgage bonds.

The decrease was partially offset by:

•
a change in collateral deposit activity, reflected in the “Increase in other investments” line on the Consolidated Statement of Cash Flows, as Entergy returned net deposits of $49 million in 2013 and received net deposits of $16 million in 2012.  Entergy Wholesale Commodities’s forward sales contracts are discussed in the “Market and Credit Risk Sensitive Instruments” section below; and

•
proceeds of $21 million received in 2013 compared to proceeds of $109 million in 2012 from the U.S. Department of Energy resulting from litigation regarding the storage of spent nuclear fuel.  The litigation is discussed in more detail in Part II, Item 5, “Spent Nuclear Fuel.”

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Financing Activities

Financing activities used $309 million in net cash for the nine months ended September 30, 2013 compared to providing $159 million in net cash for the nine months ended September 30, 2012 primarily due to:

•
long-term debt activity using approximately $180 million of cash in 2013 compared to providing $260 million of cash in 2012.  Included in the long-term debt activity is $645 million in 2013 and $605 million in 2012 for the repayment of borrowings on the Entergy Corporation long-term credit facility.  Entergy Corporation issued $351 million of commercial paper in 2013 and $154 million in 2012, in part, to repay borrowings on its long-term credit facility;

•	a net decrease of $72 million in short-term borrowings by the nuclear fuel company variable interest entities;
•	$51 million in proceeds from the sale to a third party in 2012 of a portion of Entergy Gulf States Louisiana’s investment in Entergy Holdings Company’s Class A preferred membership interests; and
•	the repayment of $50 million in borrowings on Entergy Louisiana’s credit facility in 2012.

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

System Agreement

Utility Operating Company Notices of Termination of System Agreement Participation

As discussed in the Form 10-K, in February 2009, Entergy Arkansas and Entergy Mississippi filed with the FERC their notices of cancellation to terminate their participation in the System Agreement, effective December 18, 2013 and November 7, 2015, respectively.  In November 2009 the FERC accepted the notices of cancellation and determined that Entergy Arkansas and Entergy Mississippi are permitted to withdraw from the System Agreement following the 96-month notice period without payment of a fee or the requirement to otherwise compensate the remaining Utility operating companies as a result of withdrawal.  In February 2011 the FERC denied the LPSC’s and the City Council’s rehearing requests.  In September and October 2012 the U.S. Court of Appeals for the D.C. Circuit denied the LPSC’s and the City Council’s appeals of the FERC decisions.  In January 2013 the LPSC and the City Council filed a petition for a writ of certiorari with the U.S. Supreme Court.  On May 13, 2013, the U.S. Supreme Court denied the petition for a writ of certiorari filed by the LPSC and the City Council seeking review of the D.C. Circuit’s decision to affirm the FERC’s orders accepting the notices of cancellation filed by Entergy Arkansas and Entergy Mississippi and determining that Entergy Arkansas and Entergy Mississippi are permitted to withdraw from the System Agreement following the 96-month notice period without payment of a fee or the requirement to otherwise compensate the remaining Utility operating companies as a result of withdrawal.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

In November 2012 the Utility operating companies filed amendments to the System Agreement with the FERC pursuant to section 205 of the Federal Power Act.  The LPSC, MPSC, PUCT, and City Council filed protests at the FERC regarding the amendments and other aspects of the Utility operating companies’ future operating arrangements, including requests that the continued viability of the System Agreement in MISO (among other issues) be set for hearing by the FERC.  On March 12, 2013, the Utility operating companies filed an answer to the protests.  The answer proposed, among other things, that: (1) the FERC allow the System Agreement revisions to go into effect as of December 19, 2013, without a hearing and for an initial two-year transition period; (2) no later than October 18, 2013, Entergy Services submit a filing pursuant to section 205 of the Federal Power Act that provides Entergy Texas’s notice of cancellation to terminate participation in the System Agreement and responds to the PUCT’s position that Entergy Texas be allowed to terminate its participation prior to the end of the mandatory 96-month notice period; and (3) at least six months prior to the end of the two-year transition period, Entergy Services submits an additional filing under section 205 of the Federal Power Act that addresses the allocation of MISO charges and credits among the Utility operating companies that remain in the System Agreement.  The answer further provided that prior to the filing which was to be made no later than October 18, 2013, Entergy Services, Entergy Texas, and Entergy would exercise reasonable best efforts to engage the Utility operating companies and their retail regulators in searching for a consensual means of allowing Entergy Texas to exit the System Agreement prior to the end of the mandatory 96-month notice period.  The matter remains pending at the FERC.

On October 11, 2013 the Utility operating companies filed with the FERC to amend the System Agreement changing the notice period for an operating company to terminate its participation in the System Agreement from ninety-six months to sixty months.  The proposed amendment also clarifies that the revised notice period will apply to any written notice of termination provided by an operating company on or after October 12, 2013.  On October 18, 2013, Entergy Texas provided notice to terminate its participation in the System Agreement effective after expiration of the proposed 60-month notice period or such other period as approved by FERC.  The proposed amendment and Entergy Texas’s termination notice are without prejudice to continuing efforts among affected operating companies and their retail regulators to search for a consensual means of allowing Entergy Texas an early exit from the System Agreement, which could be different from that proposed in the October 11, 2013 FERC filing.  Comments on both filings are due in November 2013.

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

Because Entergy Arkansas also owns limited transmission facilities in Missouri, on March 21, 2013, Entergy Arkansas responded to attempts by certain parties to raise issues before the Missouri Public Service Commission pertaining to Entergy Arkansas’s integration into MISO by filing a notice that it was joining MISO.  On October 9, 2013, the Missouri Public Service Commission issued an order approving Entergy Arkansas’s integration of its Missouri transmission assets into MISO, subject to conditions.  The order includes conditions, however, that are beyond Entergy Arkansas’s control to satisfy and that concern wholesale tariffs that fall within the exclusive jurisdiction of the FERC.  Among other things, the order requires Entergy Arkansas and ITC Midwest to hold harmless non-MISO Missouri retail customers from increased costs due to the integration of Entergy Arkansas’s Missouri transmission facilities into MISO.  Entergy Arkansas is evaluating the Missouri Public Service Commission’s order and determining

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

appropriate next steps, including seeking rehearing of that order.  The order is limited, however, to the 87 miles of Entergy Arkansas transmission facilities located in Missouri that are used to provide only interstate transmission service in Missouri; Entergy Arkansas does not have any retail customers in Missouri.  Entergy Arkansas plans to proceed with integration of its non-Missouri assets into the MISO RTO on December 19, 2013, as approved by the APSC.  Assuming the Missouri Public Service Commission’s order remains in force in its current form, Entergy Arkansas will not transfer functional control of its Missouri transmission facilities to MISO on December 19, 2013.  In that event, transmission service over the Missouri transmission facilities will be provided for a period of time by Entergy Arkansas under a FERC-jurisdictional open access transmission tariff, not the MISO tariff.  Entergy Arkansas filed with FERC the open access transmission tariff for its Missouri transmission assets on October 15, 2013, and requested an effective date of December 19, 2013, the date of the Utility operating companies’ planned MISO integration.  On October 16, 2013, Entergy Arkansas and MISO jointly filed an agreement that provides for coordination between the Entergy Arkansas tariff and the MISO tariff with respect to transmission service request processing, transmission rates, congestion management, data submission, and other matters.

On January 23, 2013, Entergy Arkansas filed with the APSC a Motion to Discontinue Activities Necessary to Operate as a True Stand-Alone Electric Utility, with supporting testimony, in which Entergy Arkansas requested an order from the APSC authorizing it to drop the stand-alone option by March 1, 2013.  On April 8, 2013, the APSC issued an order granting Entergy Arkansas’s motion.

On September 18, 2013, the APSC issued an order directing Entergy Arkansas and MISO to appear and show cause why the APSC should not find that Entergy Arkansas and MISO are in violation of certain conditions in a previous order in the proceeding.  The APSC directed Entergy Arkansas to demonstrate its earlier commitment to comply with the conditions by affirming that Entergy Arkansas would comply with five directives enumerated in the show cause order relating to the manner in which Entergy Arkansas conducts transmission planning.  On October 8, 2013, Entergy Arkansas and MISO submitted testimony in compliance with the show cause order.  In its compliance testimony, Entergy Arkansas specifically affirmed its intent to comply with the five directives set forth in the show cause order and provided detail regarding the manner in which it would comply with those directives.

On April 3, 2013, the PUCT staff filed a study performed by its independent consultant assessing Entergy Texas’s January 2013 updated analysis of the effect of termination of certain purchased power agreements on Entergy Texas’s costs upon Entergy Texas’s exit from the System Agreement.  While the independent consultant study concluded that the adjustments made in Entergy Texas’s updated analysis were analytically correct, the consultant also recommended further study regarding the effect of the termination of the purchased power agreements on the benefits associated with Entergy Texas joining MISO.  On April 5, 2013, Entergy Texas filed a response to the consultant study, noting a number of errors in the analysis and recommending against any further study of this matter.  At the direction of the PUCT, Entergy Texas subsequently agreed to fund further analysis, to be performed by a different independent consultant for the PUCT, regarding the effects of termination of these purchased power agreements.  On August 6, 2013, the report of the PUCT’s second independent consultant regarding the effects of termination of these purchased power agreements was filed with the PUCT as part of a larger report addressing the results of the consultant’s comprehensive analysis of Entergy Texas’s transition to operations post-exit of the System Agreement.  The report concluded (consistent with Entergy Texas’s updated analysis) that under both the “Foundation Case” capacity price forecast and the high capacity price sensitivity that were performed, Entergy Texas and its customers would be better off on a present-value basis if these purchased power agreements terminate.  Under the low capacity price sensitivity, there was a net cost to Entergy Texas customers if these purchased power agreements terminate.  Consistent with the requirements of the PUCT conditional order approving the change in control to MISO, Entergy Texas gave notice of cancellation to terminate its participation in the System Agreement on October 18, 2013.

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

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

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

In March 2013 the FERC issued an order conditionally accepting MISO’s proposed tariff changes related to the allocation of long-term transmission rights and auction revenue rights, subject to a further compliance filing.  The amendments are intended to address the anticipated integration of the Utility operating companies, as well as other load-serving entities and transmission-owning utilities, into the MISO RTO.  In April 2013, MISO made the required compliance filing.  The FERC issued a letter order in September 2013 accepting MISO’s compliance filing.

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

Market and Credit Risk Sensitive Instruments

Commodity Price Risk

Power Generation

As a wholesale generator, Entergy Wholesale Commodities’s core business is selling energy, measured in MWh, to its customers.  Entergy Wholesale Commodities enters into forward contracts with its customers and sells energy in the day ahead or spot markets.  In addition to selling the energy produced by its plants, Entergy Wholesale Commodities sells unforced capacity, which allows load-serving entities to meet specified reserve and related requirements placed on them by the ISOs in their respective areas.  Entergy Wholesale Commodities’s forward physical power contracts consist of contracts to sell energy only, contracts to sell capacity only, and bundled contracts in which it sells both capacity and energy.  While the terminology and payment mechanics vary in these contracts, each of these types of contracts requires Entergy Wholesale Commodities to deliver MWh of energy, make capacity available, or both.  In addition to its forward physical power contracts, Entergy Wholesale Commodities also uses a combination of financial contracts, including swaps, collars, put and/or call options, to manage forward commodity price risk.  Certain hedge volumes have price downside and upside relative to market price movement.  The contracted minimum, expected value, and sensitivity are provided to show potential variations.  While the sensitivity reflects the minimum, it does not reflect the total maximum upside potential from higher market prices.  The information contained in the table below represents projections at a point in time and will vary over time based on numerous factors, such as future market prices, contracting activities, and generation.  Following is a summary of Entergy Wholesale Commodities’s current forward capacity and generation contracts as well as total revenue projections based on market prices as of September 30, 2013 (2013 represents the remainder of the year):

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Entergy Wholesale Commodities Nuclear Portfolio

	2013	2014	2015	2016	2017	2018

Energy
Percent of planned generation under contract (a):
Unit-contingent (b)	45%	21%	15%	16%	14%	14%
Unit-contingent with availability guarantees (c)	13%	16%	14%	14%	15%	3%
Firm LD (d)	24%	64%	23%	-%	-%	-%
Offsetting positions (e)	-%	(20)%	-%	-%	-%	-%
Total	82%	81%	52%	30%	29%	17%
Planned generation (TWh) (f) (g)	11	40	35	36	35	35
Average revenue per MWh on contracted volumes:
Minimum	$43	$44	$44	$50	$51	$56
Expected based on market prices as of September 30, 2013	$44	$47	$48	$50	$52	$56
Sensitivity: -/+ $10 per MWh market price change	$43-$46	$44-$50	$44-$53	$50-$53	$51-$54	$56

Capacity
Percent of capacity sold forward (h):
Bundled capacity and energy contracts (i)	16%	16%	18%	18%	18%	18%
Capacity contracts (j)	53%	19%	15%	15%	6%	-%
Total	69%	35%	33%	33%	24%	18%
Planned net MW in operation (g)	5,011	5,011	4,406	4,406	4,406	4,406
Average revenue under contract per kW per month (applies to capacity contracts only)	$3.0	$2.4	$3.2	$3.4	$3.6	$-

Total Nuclear Energy and Capacity Revenues (m)
Expected sold and market total revenue per MWh	$47	$51	$50	$50	$50	$51
Sensitivity: -/+ $10 per MWh market price change	$44-$51	$47-$55	$44-$57	$43-$57	$43-$57	$44-$59

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Entergy Wholesale Commodities Non-Nuclear Portfolio

	2013	2014	2015	2016	2017	2018

Energy
Percent of planned generation under contract (a):
Cost-based contracts (k)	33%	34%	35%	34%	32%	33%
Firm LD (d)	5%	6%	7%	6%	6%	7%
Total	38%	40%	42%	40%	38%	40%
Planned generation (TWh) (f) (l)	2	6	6	6	6	6

Capacity
Percent of capacity sold forward (h):
Cost-based contracts (k)	24%	24%	24%	24%	26%	26%
Bundled capacity and energy contracts (i)	8%	8%	8%	8%	8%	8%
Capacity contracts (j) (n)	53%	53%	53%	53%	23%	-%
Total	85%	85%	85%	85%	57%	34%
Planned net MW in operation (l)	1,052	1,052	1,052	1,052	977	977

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

(e)	Transactions for the purchase of energy, generally to offset a firm LD transaction.
(f)	Amount of output expected to be generated by Entergy Wholesale Commodities resources considering plant operating characteristics, outage schedules, and expected market conditions that affect dispatch.
(g)
Assumes NRC license renewals for plants whose current licenses expire within five years.  Assumes shutdown of Vermont Yankee in the fourth quarter 2014 and uninterrupted normal operation at remaining plants.  NRC license renewal applications are in process for two units, as follows (with current license expirations in parentheses): Indian Point 2 (September 2013 and now operating under its period of extended operations) and Indian Point 3 (December 2015).  For a discussion regarding the shutdown of the Vermont Yankee plant, see “Impairment of Long-Lived Assets” in Note 11 to the financial statements herein.  For a discussion regarding the license renewals for Indian Point 2 and Indian Point 3, see “Entergy Wholesale Commodities Authorizations to Operate Its Nuclear Power Plants” above.

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

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

(l)
Non-nuclear planned generation and net MW in operation include purchases from affiliated and non-affiliated counterparties under long-term contracts and exclude energy and capacity from Entergy Wholesale Commodities’s wind investment and from the 544 MW Ritchie plant that is not planned to operate.

(m)	Includes expectations for the new New York ISO Lower Hudson Valley capacity zone starting in May 2014.
(n)
The increase from the amount reported in the Form 10-K in capacity contracts sold in 2016 and 2017 is due to prorated MWs from Rhode Island State Energy Center offsetting Vermont Yankee commitments in ISO New England forward capacity auction #7.

Entergy estimates that a positive $10 per MWh change in the annual average energy price in the markets in which the Entergy Wholesale Commodities nuclear business sells power, based on September 30, 2013 market conditions, planned generation volumes, and hedged positions, would have a corresponding effect on pre-tax net income of $43 million for the remainder of 2013. A negative $10 per MWh change in the annual average energy price in the markets based on September 30, 2013 market conditions would have a corresponding effect on pre-tax net income of ($26) million for the remainder of 2013.

Some of the agreements to sell the power produced by Entergy Wholesale Commodities’s power plants contain provisions that require an Entergy subsidiary to provide collateral to secure its obligations under the agreements.  The Entergy subsidiary is required to provide collateral based upon the difference between the current market and contracted power prices in the regions where Entergy Wholesale Commodities sells power.  The primary form of collateral to satisfy these requirements is an Entergy Corporation guaranty.  Cash and letters of credit are also acceptable forms of collateral.  At September 30, 2013, based on power prices at that time, Entergy had liquidity exposure of $200 million under the guarantees in place supporting Entergy Wholesale Commodities transactions, $20 million of guarantees that support letters of credit, and $9 million of posted cash collateral.  As of September 30, 2013, the liquidity exposure associated with Entergy Wholesale Commodities assurance requirements, including return of previously posted collateral from counterparties, would increase by $110 million for a $1 per MMBtu increase in gas prices in both the short-and long-term markets.  In the event of a decrease in Entergy Corporation’s credit rating to below investment grade, based on power prices as of September 30, 2013, Entergy would have been required to provide approximately $79 million of additional cash or letters of credit under some of the agreements.

As of September 30, 2013, substantially all of the counterparties or their guarantors for 100% of the planned energy output under contract for Entergy Wholesale Commodities nuclear plants through 2017 have public investment grade credit ratings.

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

Nuclear Decommissioning Costs

In the first quarter 2013, Entergy Wholesale Commodities recorded a revision to its estimated decommissioning cost liability for a nuclear site as a result of a revised decommissioning cost study.  The revised estimate resulted in a $46.6 million reduction in the decommissioning cost liability, along with a corresponding reduction in the related asset retirement cost asset.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

In the third quarter 2013, Entergy Wholesale Commodities recorded a revision to its estimated decommissioning cost liability for Vermont Yankee as a result of a revised decommissioning cost study. The revised estimate resulted in a $58 million increase in the decommissioning cost liability, along with a corresponding increase in the related asset retirement cost asset. The increase in the estimated decommissioning cost liability resulted from the change in expectation regarding the timing of decommissioning cash flows due to the decision to cease operations of the plant.  See Note 11 to the financial statements herein for further discussion of the Vermont Yankee plant.

Assuming the end of Vermont Yankee operations in the fourth quarter 2014, the amount required to meet the NRC minimum for decommissioning financial assurance for license termination is $566 million. The Vermont Yankee decommissioning trust had a balance of approximately $584 million as of September 30, 2013, excluding the $40 million guarantee by Entergy Corporation to satisfy NRC requirements following the 2009 review of financial assurance levels. Filings with the NRC for planned shutdown activities will determine whether any other financial assurance may be required and will specifically address funding for spent fuel management, which will be required until the federal government takes possession of the fuel and removes it from the site, per its current obligations.

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

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Three and Nine Months Ended September 30, 2013 and 2012
(Unaudited)

	Three Months Ended		Nine Months Ended
	2013	2012	2013	2012
	(In Thousands, Except Share Data)

OPERATING REVENUES
Electric	$2,704,800	$2,320,360	$6,831,290	$6,039,752
Natural gas	26,113	23,557	113,315	93,444
Competitive businesses	621,046	619,643	1,754,436	1,732,624
TOTAL	3,351,959	2,963,560	8,699,041	7,865,820

OPERATING EXPENSES
Operating and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	818,254	596,270	1,818,194	1,572,265
Purchased power	392,545	336,552	1,251,418	966,816
Nuclear refueling outage expenses	64,758	62,582	191,940	184,288
Asset impairment and related charges	291,505	-	291,505	355,524
Other operation and maintenance	839,348	765,242	2,437,801	2,259,758
Decommissioning	60,848	56,796	179,342	126,641
Taxes other than income taxes	156,950	149,049	452,934	424,329
Depreciation and amortization	325,149	281,740	923,541	836,711
Other regulatory charges	13,708	24,477	22,914	162,509
TOTAL	2,963,065	2,272,708	7,569,589	6,888,841

OPERATING INCOME	388,894	690,852	1,129,452	976,979

OTHER INCOME
Allowance for equity funds used during construction	17,676	18,396	46,675	70,986
Interest and investment income	23,430	24,490	102,277	94,767
Miscellaneous - net	(10,214)	(10,768)	(36,992)	(41,794)
TOTAL	30,892	32,118	111,960	123,959

INTEREST EXPENSE
Interest expense	157,504	155,800	466,422	452,162
Allowance for borrowed funds used during construction	(6,453)	(8,003)	(18,432)	(27,877)
TOTAL	151,051	147,797	447,990	424,285

INCOME BEFORE INCOME TAXES	268,735	575,173	793,422	676,653

Income taxes	24,553	232,503	214,202	110,140

CONSOLIDATED NET INCOME	244,182	342,670	579,220	566,513

Preferred dividend requirements of subsidiaries	4,332	5,582	14,247	16,108

NET INCOME ATTRIBUTABLE TO ENTERGY CORPORATION	$239,850	$337,088	$564,973	$550,405

Earnings per average common share:
Basic	$1.35	$1.90	$3.17	$3.11
Diluted	$1.34	$1.89	$3.16	$3.10
Dividends declared per common share	$0.83	$0.83	$2.49	$2.49

Basic average number of common shares outstanding	178,283,721	177,517,846	178,170,339	177,184,464
Diluted average number of common shares outstanding	178,652,210	177,975,075	178,520,063	177,636,549

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Nine Months Ended September 30, 2013 and 2012
(Unaudited)

	Three Months Ended		Nine Months Ended
	2013	2012	2013	2012
	(In Thousands)

Net Income	$244,182	$342,670	$579,220	$566,513

Other comprehensive income (loss)
Cash flow hedges net unrealized losses
(net of tax benefit of ($17,199), ($57,231), ($43,803), and ($40,012))	(31,663)	(106,138)	(80,048)	(68,793)
Pension and other postretirement liabilities
(net of tax expense of $10,301, $3,643, $22,055, and $17,998)	15,430	6,197	35,004	29,524
Net unrealized investment gains
(net of tax expense of $20,819, $29,657, $65,805, and $67,046)	46,300	38,430	94,644	70,512
Foreign currency translation
(net of tax expense (benefit) of $380, $170, ($25), and $224)	706	315	(47)	416
Other comprehensive income (loss)	30,773	(61,196)	49,553	31,659

Comprehensive Income	274,955	281,474	628,773	598,172

Preferred dividend requirements of subsidiaries	4,332	5,582	14,247	16,108

Comprehensive Income Attributable to Entergy Corporation	$270,623	$275,892	$614,526	$582,064

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2013 and 2012
(Unaudited)
	2013	2012
	(In Thousands)

OPERATING ACTIVITIES
Consolidated net income	$579,220	$566,513
Adjustments to reconcile consolidated net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	1,472,985	1,293,667
Deferred income taxes, investment tax credits, and non-current taxes accrued	174,052	111,228
Asset impairment and related charges	291,505	355,524
Changes in working capital:
Receivables	(273,876)	(162,015)
Fuel inventory	16,421	(9,063)
Accounts payable	(80,626)	143,596
Prepaid taxes and taxes accrued	(6,150)	44,625
Interest accrued	(25,586)	(24,752)
Deferred fuel costs	(43,419)	(40,192)
Other working capital accounts	(81,315)	(131,374)
Changes in provisions for estimated losses	(247,560)	(17,479)
Changes in other regulatory assets	173,164	49,250
Changes in other regulatory liabilities	290,965	237,627
Changes in pensions and other postretirement liabilities	(48,814)	(75,104)
Other	8,493	(122,263)
Net cash flow provided by operating activities	2,199,459	2,219,788

INVESTING ACTIVITIES
Construction/capital expenditures	(1,781,208)	(1,868,690)
Allowance for equity funds used during construction	49,411	73,497
Nuclear fuel purchases	(398,456)	(412,912)
Payment for purchase of plant	-	(645)
Changes in securitization account	(3,702)	(2,036)
NYPA value sharing payment	(71,736)	(72,000)
Payments to storm reserve escrow account	(5,882)	(7,009)
Receipts from storm reserve escrow account	260,279	17,884
Increase in other investments	(43,656)	(69,995)
Litigation proceeds for reimbursement of spent nuclear fuel storage costs	21,034	109,105
Proceeds from nuclear decommissioning trust fund sales	1,063,711	1,416,697
Investment in nuclear decommissioning trust funds	(1,147,571)	(1,507,123)
Net cash flow used in investing activities	(2,057,776)	(2,323,227)

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2013 and 2012
(Unaudited)
	2013	2012
	(In Thousands)

FINANCING ACTIVITIES
Proceeds from the issuance of:
Long-term debt	2,925,997	2,289,494
Mandatorily redeemable preferred membership units of subsidiary	-	51,000
Treasury stock	20,720	56,602
Retirement of long-term debt	(3,106,226)	(2,029,016)
Changes in credit borrowings and commercial paper - net	310,042	247,845
Dividends paid:
Common stock	(445,031)	(441,292)
Preferred stock	(14,469)	(15,497)
Net cash flow provided by (used in) financing activities	(308,967)	159,136

Effect of exchange rates on cash and cash equivalents	47	(416)

Net increase (decrease) in cash and cash equivalents	(167,237)	55,281

Cash and cash equivalents at beginning of period	532,569	694,438

Cash and cash equivalents at end of period	$365,332	$749,719

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$435,161	$422,142
Income taxes	$107,560	$42,472

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
September 30, 2013 and December 31, 2012
(Unaudited)

	2013	2012
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$102,949	$112,992
Temporary cash investments	262,383	419,577
Total cash and cash equivalents	365,332	532,569
Securitization recovery trust account	49,741	46,040
Accounts receivable:
Customer	753,033	568,871
Allowance for doubtful accounts	(33,482)	(31,956)
Other	170,620	161,408
Accrued unbilled revenues	377,588	303,392
Total accounts receivable	1,267,759	1,001,715
Deferred fuel costs	119,338	150,363
Accumulated deferred income taxes	84,059	306,902
Fuel inventory - at average cost	197,409	213,831
Materials and supplies - at average cost	906,119	928,530
Deferred nuclear refueling outage costs	245,992	243,374
System agreement cost equalization	6,256	16,880
Prepayments and other	247,585	242,922
TOTAL	3,489,590	3,683,126

OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity	44,418	46,738
Decommissioning trust funds	4,627,774	4,190,108
Non-utility property - at cost (less accumulated depreciation)	260,076	256,039
Other	185,959	436,234
TOTAL	5,118,227	4,929,119

PROPERTY, PLANT AND EQUIPMENT
Electric	42,662,320	41,944,567
Property under capital lease	933,058	935,199
Natural gas	361,441	353,492
Construction work in progress	1,599,127	1,365,699
Nuclear fuel	1,560,176	1,598,430
TOTAL PROPERTY, PLANT AND EQUIPMENT	47,116,122	46,197,387
Less - accumulated depreciation and amortization	19,548,683	18,898,842
PROPERTY, PLANT AND EQUIPMENT - NET	27,567,439	27,298,545

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	860,169	742,030
Other regulatory assets (includes securitization property of
$844,601 as of September 30, 2013 and $914,751 as of
December 31, 2012)	4,750,482	5,025,912
Deferred fuel costs	172,202	172,202
Goodwill	377,172	377,172
Accumulated deferred income taxes	66,349	37,748
Other	922,496	936,648
TOTAL	7,148,870	7,291,712

TOTAL ASSETS	$43,324,126	$43,202,502

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
September 30, 2013 and December 31, 2012
(Unaudited)

	2013	2012
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$206,260	$718,516
Notes payable and commercial paper	1,106,039	796,002
Accounts payable	900,131	1,217,180
Customer deposits	366,151	359,078
Taxes accrued	327,569	333,719
Accumulated deferred income taxes	35,095	13,109
Interest accrued	159,078	184,664
Deferred fuel costs	21,995	96,439
Obligations under capital leases	2,717	3,880
Pension and other postretirement liabilities	53,822	95,900
System agreement cost equalization	6,256	25,848
Other	253,915	261,986
TOTAL	3,439,028	4,106,321

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	8,330,667	8,311,756
Accumulated deferred investment tax credits	266,547	273,696
Obligations under capital leases	32,814	34,541
Other regulatory liabilities	1,189,579	898,614
Decommissioning and asset retirement cost liabilities	3,702,881	3,513,634
Accumulated provisions	115,507	362,226
Pension and other postretirement liabilities	3,719,150	3,725,886
Long-term debt (includes securitization bonds of $910,026 as of
September 30, 2013 and $973,480 as of December 31, 2012)	12,275,492	11,920,318
Other	563,499	577,910
TOTAL	30,196,136	29,618,581

Commitments and Contingencies

Subsidiaries' preferred stock without sinking fund	186,511	186,511

EQUITY
Common Shareholders' Equity:
Common stock, $.01 par value, authorized 500,000,000 shares;
issued 254,752,788 shares in 2013 and in 2012	2,548	2,548
Paid-in capital	5,362,424	5,357,852
Retained earnings	9,825,653	9,704,591
Accumulated other comprehensive loss	(243,530)	(293,083)
Less - treasury stock, at cost (76,446,813 shares in 2013 and
76,945,239 shares in 2012)	5,538,644	5,574,819
Total common shareholders' equity	9,408,451	9,197,089
Subsidiaries' preferred stock without sinking fund	94,000	94,000
TOTAL	9,502,451	9,291,089

TOTAL LIABILITIES AND EQUITY	$43,324,126	$43,202,502

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Nine Months Ended September 30, 2013 and 2012
(Unaudited)

		Common Shareholders' Equity
	Subsidiaries' Preferred Stock	Common Stock	Treasury Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(In Thousands)

Balance at December 31, 2011	$94,000	$2,548	$(5,680,468)	$5,360,682	$9,446,960	$(168,452)	$9,055,270

Consolidated net income (a)	16,108	-	-	-	550,405	-	566,513
Other comprehensive income	-	-	-	-	-	31,659	31,659
Common stock issuances related to stock plans	-	-	95,857	(7,163)	-	-	88,694
Common stock dividends declared	-	-	-	-	(441,506)	-	(441,506)
Preferred dividend requirements of subsidiaries (a)	(16,108)	-	-	-	-	-	(16,108)

Balance at September 30, 2012	$94,000	$2,548	$(5,584,611)	$5,353,519	$9,555,859	$(136,793)	$9,284,522

Balance at December 31, 2012	$94,000	$2,548	$(5,574,819)	$5,357,852	$9,704,591	$(293,083)	$9,291,089

Consolidated net income (a)	14,247	-	-	-	564,973	-	579,220
Other comprehensive income	-	-	-	-	-	49,553	49,553
Common stock issuances related to stock plans	-	-	36,175	4,572	-	-	40,747
Common stock dividends declared	-	-	-	-	(443,911)	-	(443,911)
Preferred dividend requirements of subsidiaries (a)	(14,247)	-	-	-	-	-	(14,247)

Balance at September 30, 2013	$94,000	$2,548	$(5,538,644)	$5,362,424	$9,825,653	$(243,530)	$9,502,451

See Notes to Financial Statements.

(a) Consolidated net income and preferred dividend requirements of subsidiaries for 2013 and 2012 include $9.3 million and $11.1 million, respectively, of preferred dividends on subsidiaries' preferred stock without sinking fund that is not presented within equity.

ENTERGY CORPORATION AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three and Nine Months Ended September 30, 2013 and 2012
(Unaudited)

	Three Months Ended		Increase/
Description	2013	2012	(Decrease)%
	(Dollars in Millions)
Utility Electric Operating Revenues:
Residential	$1,140	$1,019	$121	12
Commercial	720	627	93	15
Industrial	673	536	137	26
Governmental	60	54	6	11
Total retail	2,593	2,236	357	16
Sales for resale	46	45	1	2
Other	66	39	27	69
Total	$2,705	$2,320	$385	17

Utility Billed Electric Energy
Sales (GWh):
Residential	11,359	11,605	(246)	(2)
Commercial	8,393	8,433	(40)	-
Industrial	11,038	10,748	290	3
Governmental	648	668	(20)	(3)
Total retail	31,438	31,454	(16)	-
Sales for resale	667	834	(167)	(20)
Total	32,105	32,288	(183)	(1)

Entergy Wholesale Commodities:
Operating Revenues	$623	$627	$(4)	(1)
Billed Electric Energy Sales (GWh)	11,630	12,002	(372)	(3)

	Nine Months Ended		Increase/
Description	2013	2012	(Decrease)%
	(Dollars in Millions)
Utility Electric Operating Revenues:
Residential	$2,620	$2,366	$254	11
Commercial	1,817	1,653	164	10
Industrial	1,815	1,531	284	19
Governmental	165	149	16	11
Total retail	6,417	5,699	718	13
Sales for resale	145	105	40	38
Other	269	236	33	14
Total	$6,831	$6,040	$791	13

Utility Billed Electric Energy
Sales (GWh):
Residential	27,080	27,305	(225)	(1)
Commercial	21,498	21,994	(496)	(2)
Industrial	31,264	31,114	150	-
Governmental	1,814	1,852	(38)	(2)
Total retail	81,656	82,265	(609)	(1)
Sales for resale	1,887	2,402	(515)	(21)
Total	83,543	84,667	(1,124)	(1)

Entergy Wholesale Commodities:
Operating Revenues	$1,771	$1,755	$16	1
Billed Electric Energy Sales (GWh)	33,189	34,957	(1,768)	(5)

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

ANO Damage and Outage

On March 31, 2013, during a scheduled refueling outage at ANO 1, a contractor-owned and operated heavy-lifting apparatus collapsed while moving the generator stator out of the turbine building.  The collapse resulted in the death of an ironworker and injuries to several other contract workers, caused ANO 2 to shut down, and damaged the ANO turbine building.  The turbine building serves both ANO 1 and 2 and is a non-radiological area of the plant.  ANO 2 reconnected to the grid on April 28, 2013 and ANO 1 reconnected to the grid on August 7, 2013.  The total cost of assessment, restoration of off-site power, site restoration, debris removal, and replacement of damaged property and equipment is currently estimated to be approximately $100 million.  In addition, Entergy Arkansas incurred replacement power costs for ANO 2 power during its outage and incurred incremental replacement power costs for ANO 1 power because the outage extended beyond the originally-planned duration of the refueling outage.  Each of the Utility operating companies has recovery mechanisms in place designed to recover its prudently-incurred fuel and purchased power costs.

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

In the second quarter 2013, Entergy Arkansas recorded an insurance receivable of $50 million based on the minimum amount that it expects to receive from NEIL.  This $50 million receivable offset approximately $35 million of capital spending, $13 million of operation and maintenance expense, and $2 million of incremental deferred refueling outage costs incurred for the recovery through September 30, 2013.  As of September 30, 2013, Entergy Arkansas has incurred approximately $33 million in capital spending, $11 million in operation and maintenance expense, and $1 million in incremental deferred refueling outage costs in excess of its recorded insurance receivable.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Baxter Wilson Plant Event

On September 11, 2013, Entergy Mississippi’s Baxter Wilson (Unit 1) power plant experienced a significant unplanned outage event.  The cause of the event is currently under investigation.  Entergy Mississippi is still in the process of assessing the nature and extent of the damage to the unit. The current estimate of costs to return the unit to service, however, is in the range of $25 million to $30 million.  This estimate and return to service schedule may change as restorative activities occur.  The costs necessary to return the plant to service are expected to be incurred during the fourth quarter 2013 through the second quarter 2014.  Entergy Mississippi believes that the damage is covered by its property insurance policy, subject to a $20 million deductible.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Fuel and Purchased Power Cost Recovery

Entergy Louisiana

In April 2010 the LPSC authorized its staff to initiate an audit of Entergy Louisiana’s fuel adjustment clause filings.  The audit includes a review of the reasonableness of charges flowed through the fuel adjustment clause by Entergy Louisiana for the period from 2005 through 2009.  The LPSC Staff issued its audit report in January 2013.  The LPSC staff recommended that Entergy Louisiana refund approximately $1.9 million, plus interest, to customers and realign the recovery of approximately $1 million from Entergy Louisiana’s fuel adjustment clause to base rates.  The recommended refund was made by Entergy Louisiana in May 2013 in the form of a credit to customers through its fuel adjustment clause filing.  Two parties have intervened in the proceeding.  A procedural schedule has been established for the identification of issues by the intervenors and for Entergy Louisiana to submit comments regarding the LPSC Staff report and any issues raised by intervenors.  One intervenor is seeking further proceedings regarding certain issues it raised in its comments on the LPSC Staff report.  Entergy Louisiana has filed responses to both the LPSC Staff report and the issues raised by the intervenor.  As required by the procedural schedule, a joint status report was submitted in October 2013 by the parties.  That report requests that a status conference be convened by the ALJ to address open issues, including whether further proceedings will be required.  A status conference has been scheduled for December 5, 2013.

Entergy Texas

In November 2012, Entergy Texas filed a pleading seeking a PUCT finding that special circumstances exist for limited cost recovery of capacity costs associated with two purchased power agreements until such time that these costs are included in base rates or a purchased capacity recovery rider or other recovery mechanism.  In March 2013 the PUCT Staff and intervenors filed a joint motion to dismiss Entergy Texas’s application seeking special circumstances recovery of these capacity costs.  Entergy Texas filed to withdraw this case without prejudice and the judge granted the request in June 2013.

At the April 11, 2013 open meeting, the PUCT Commissioners discussed their view that a purchased power capacity rider was good public policy.   The PUCT issued an order on May 28, 2013 adopting the rule allowing for a purchased power capacity rider, subject to an offsetting adjustment for load growth.  The rule, as adopted, also includes a process for obtaining pre-approval by the PUCT of purchased power agreements.  Entergy Texas has not exercised the option to recover its capacity costs under the new rider mechanism due to the pending base rate case filed with the PUCT in September 2013, but will continue to evaluate the benefits of utilizing the new rider to recover future capacity costs.

Retail Rate Proceedings

See Note 2 to the financial statements in the Form 10-K for detailed information regarding retail rate proceedings involving the Utility operating companies.  The following are updates to that information.

Filings with the APSC (Entergy Arkansas)

Retail Rates

2013 Base Rate Filing

In March 2013, Entergy Arkansas filed with the APSC for a general change in rates, charges, and tariffs.  Recognizing that the final structure of Entergy Arkansas’s transmission business has not been determined, the filing presents two alternative scenarios for the APSC to establish the appropriate level of rates for Entergy Arkansas.  In the primary scenario, which assumes that Entergy Arkansas will transition to MISO in December 2013, Entergy Arkansas requests a rate increase of $174 million, including $49 million of revenue being transferred from collection in riders to base rates.  The alternate scenario, which also assumes completion of the proposed spin-merge of the transmission business with ITC, reflects a $218 million total rate increase request.  Both scenarios propose a new transmission rider and a capacity cost recovery rider.  The filing requests a 10.4% return on common equity.  In September 2013 Entergy Arkansas filed testimony reflecting an updated rate increase request of $145 million in the primary scenario, with no change to its requested return on common equity of 10.4%.  Hearings in the proceeding began in October 2013, and an APSC decision is pending.  New rates are expected to become effective by January 2014.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

See Note 2 to the financial statements in the Form 10-K for a discussion of the base rate case filed by Entergy Gulf States Louisiana with the LPSC in February 2013.  In April 2013 the LPSC established a procedural schedule providing for hearings in November 2013, with a decision by the LPSC expected in 2014.  On July 26, 2013, with the concurrence of Entergy Gulf States Louisiana based upon an expected 60-day delay of the procedural schedule, the ALJ suspended the procedural schedule pending resolution of the appeal by Entergy Gulf States Louisiana, Entergy Louisiana and the LPSC staff regarding the ALJ’s denial of a motion to consolidate the rate cases of Entergy Gulf States Louisiana and Entergy Louisiana.  At an August 2013 meeting the LPSC rejected the proposed consolidation.  The base rate case is currently scheduled for an evidentiary hearing in February 2014.  An extension of the deadline for the filing of the staff’s and intervenors’ testimony was granted to allow for settlement negotiations, which are ongoing.

(Entergy Louisiana)

In November 2011 the LPSC approved a one-year extension of Entergy Louisiana’s formula rate plan.  In May 2012, Entergy Louisiana made its formula rate plan filing with the LPSC for the 2011 test year.  The filing reflected a 9.63% earned return on common equity, which is within the earnings bandwidth and results in no cost of service rate change under the formula rate plan.  The filing also reflected an $18.1 million rate increase for incremental capacity costs.  In August 2012, Entergy Louisiana submitted a revised filing that reflects an earned return on common equity of 10.38%, which is still within the earnings bandwidth, resulting in no cost of service rate change.  The revised filing also indicates that an increase of $15.9 million should be reflected in the incremental capacity rider.  The rate change was implemented, subject to refund, effective for bills rendered the first billing cycle of September 2012.  Subsequently, in December 2012, Entergy Louisiana submitted a revised evaluation report that reflects two items: 1) a $17 million reduction for the first-year capacity charges for the purchase by Entergy Gulf States Louisiana from Entergy Louisiana of one-third of Acadia Unit 2 capacity and energy, and 2) an $88 million increase for the first-year retail revenue requirement associated with the Waterford 3 replacement steam generator project, which was in-service in December 2012.  These rate changes were implemented, subject to refund, effective with the first billing cycle of January 2013.  In April 2013, Entergy Louisiana and the LPSC staff filed a joint report resolving the 2011 test year formula rate plan and recovery related to the Grand Gulf uprate.  This report was approved by the LPSC in April 2013.  With completion of the Waterford 3 replacement steam generator project, the LPSC is conducting a prudence review in connection with a filing made by Entergy Louisiana in April 2013 with regard to the following aspects of the replacement project: 1) project management; 2) cost controls; 3) success in achieving stated objectives; 4) the costs of the replacement project; and 5) the outage length and replacement power costs.  A procedural schedule for the prudence review has not yet been established.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

See Note 2 to the financial statements in the Form 10-K for a discussion of the base rate case filed by Entergy Louisiana with the LPSC in February 2013.  In April 2013 the LPSC established a procedural schedule providing for hearings in December 2013, with a decision by the LPSC expected in 2014.  On July 26, 2013, with the concurrence of Entergy Louisiana based upon an expected 60-day delay of the procedural schedule, the ALJ suspended the procedural schedule pending resolution of the appeal by Entergy Gulf States Louisiana, Entergy Louisiana and the LPSC staff regarding the ALJ’s denial of a motion to consolidate the rate cases of Entergy Gulf States Louisiana and Entergy Louisiana.  At an August 2013 meeting the LPSC rejected the proposed consolidation.  A new procedural schedule was established calling for an evidentiary hearing in December 2013.  Entergy Louisiana submitted an opposed motion to modify the procedural schedule to allow for settlement negotiations, which are ongoing.  The motion was granted and the evidentiary hearing has been rescheduled to occur in January 2014.

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

Filings with the MPSC (Entergy Mississippi)

Formula Rate Plan Filings

In March 2013, Entergy Mississippi submitted its formula rate plan 2012 test year filing.  The filing requested a $36.3 million revenue increase to reset Entergy Mississippi's return on common equity to 10.55%, which is a point within the formula rate plan bandwidth.  On June 6, 2013, Entergy Mississippi and the Mississippi Public Utilities Staff entered into a joint stipulation, in which both parties agreed that the MPSC should approve a $22.3 million rate increase for Entergy Mississippi which, with other adjustments reflected in the stipulation, would have the effect of resetting Entergy Mississippi’s return on common equity to 10.59% when adjusted for performance under the formula rate plan.  In August 2013 the MPSC approved the joint stipulation between Entergy Mississippi and the Mississippi Public Utilities Staff authorizing the rate increase effective with September 2013 bills.  Additionally, the MPSC authorized Entergy Mississippi to defer approximately $1.2 million in MISO-related implementation costs incurred in 2012 along with other MISO-related implementation costs to be incurred in 2013.

Filings with the City Council

(Entergy Louisiana)

In March 2013, Entergy Louisiana filed a rate case for the Algiers area, which is in New Orleans and is regulated by the City Council.  Entergy Louisiana is requesting a rate increase of $13 million over three years, including a 10.4% return on common equity and a formula rate plan mechanism identical to its LPSC request.  Hearings are scheduled for April 2014.  New rates are currently expected to become effective in second quarter 2014.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

(Entergy New Orleans)

As discussed in the Form 10-K, in May 2012, Entergy New Orleans filed its electric and gas formula rate plan evaluation reports for the 2011 test year.   In August 2013 the City Council unanimously approved a settlement of all issues in the formula rate plan proceeding.  Pursuant to the terms of the settlement, Entergy New Orleans  implemented an approximately $1.625 million net decrease to the electric rates that were in effect prior to the electric rate increase implemented in October 2012, with no change in gas rates.  Entergy New Orleans is in the process of refunding to customers approximately $6.0 million over the four-month period from September 2013 through December 2013 to make the electric rate decrease effective as of the first billing cycle of October 2012.  Entergy New Orleans had previously recorded provisions for the majority of the refund to customers, but recorded an additional $1.1 million provision in second quarter 2013 as a result of the settlement.

Filings with the PUCT (Entergy Texas)

2013 Rate Case

In September 2013, Entergy Texas filed a rate case requesting a $38.6 million base rate increase reflecting a 10.4% return on common equity based on an adjusted test year ending March 31, 2013.  The rate case also proposed (1) a rough production cost equalization adjustment rider recovering Entergy Texas’s payment to Entergy New Orleans to achieve rough production cost equalization based on calendar year 2012 production costs, (2) a rate case expense rider recovering the cost of the 2013 rate case and certain costs associated with previous rate cases, and (3) a transmission cost recovery factor rider recovering any differences in transmission costs and rate mitigation compared to those included in base rates to the extent the proposed spin-merge transaction with ITC Holdings Corp. is completed.  The rate case filing also includes a request to reconcile $0.9 billion of fuel and purchased power costs and fuel revenues covering the period July 2011 through March 2013.  The fuel reconciliation also reflects special circumstances fuel cost recovery of approximately $22 million of purchased power capacity costs.  A procedural schedule has been set that includes staff testimony due in December 2013 and hearings in January 2014.  If approved, new rates could go into effect as early as April 2014.

System Agreement Cost Equalization Proceedings

See Note 2 to the financial statements in the Form 10-K for a discussion of the proceedings regarding the System Agreement.  Following are updates to that discussion.

Rough Production Cost Equalization Rates

2007 Rate Filing Based on Calendar Year 2006 Production Costs

See Note 2 to the financial statements in the Form 10-K for a discussion of this proceeding.  On October 16, 2013, the FERC issued two orders related to this proceeding.   The first order provided clarification with regard to the derivation of the ratio that should be used to functionalize net operating loss carryforwards for purposes of the annual bandwidth filings.  The second order denied Entergy’s request for rehearing of the FERC’s prior determination that interest should be included on recalculated payment and receipt amounts required in this particular proceeding due to the length of time that had passed.

2008 Rate Filing Based on Calendar Year 2007 Production Costs

See Note 2 to the financial statements in the Form 10-K for a discussion of this proceeding.  In March 2013 the LPSC filed a petition for review with the U.S. Court of Appeals for the Fifth Circuit seeking appellate review of the FERC’s earlier orders addressing the ALJ’s initial decision.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2009 Rate Filing Based on Calendar Year 2008 Production Costs

See Note 2 to the financial statements in the Form 10-K for a discussion of this proceeding.  In January 2013 the LPSC filed a protest of Entergy’s July 2012 compliance filing submitted in response to the FERC’s May 2012 order.  On October 16, 2013, the FERC issued orders denying the LPSC’s rehearing request with respect to the FERC’s May 2012 order and addressing Entergy's compliance filing implementing the FERC’s directives in the May 2012 order.  The compliance filing order referred to guidance provided in a separate order issued on that same day in the 2007 rate proceeding with respect to the ratio used to functionalize net operating loss carryforwards for bandwidth purposes and directed Entergy to make an additional compliance filing in the 2009 rate proceeding consistent with the guidance provided in that order.

2010 Rate Filing Based on Calendar Year 2009 Production Costs

See Note 2 to the financial statements in the Form 10-K for a discussion of this proceeding.  On October 16, 2013, the FERC issued an order granting clarification and denying rehearing with respect to its October 6, 2011 rehearing order in this proceeding.   The FERC clarified that in a bandwidth proceeding parties can challenge erroneous inputs, implementation errors, or prudence of cost inputs, but challenges to the bandwidth formula itself must be raised in a Federal Power Act section 206 complaint or section 205 filing.   On October 18, 2013, the presiding ALJ lifted the stay order holding in abeyance the hearing previously ordered by the FERC and directing that the remaining issues proceed to a hearing on the merits.

It is probable that the October 2013 orders disclosed above will result in a reallocation of payments/receipts among the Utility operating companies to achieve production cost equalization as defined by the FERC orders.  There is still significant uncertainty, however, as to the amount and allocation of these payments/receipts.  This uncertainty relates to other pending orders associated with these rate filings, potential requests for further clarification from the FERC regarding the issued orders, and Entergy’s legal strategy going forward.  Any payments required by the Utility operating companies as a result of these rate filings are expected to be recoverable from customers, and any receipts are expected to be credited to customers.  The effect of any such payments or receipts is not expected to be material to the results of operations, financial position or cash flows of Entergy or the Utility operating companies.

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

Several parties intervened in the proceeding at the FERC, including the LPSC, which filed a protest as well.  The City Council intervened and filed comments related to including the outcome of a related FERC proceeding in the 2013 cost equalization calculation.  On August 31, 2013, FERC issued an order accepting the 2013 rates, effective June 1, 2013, subject to refund, set the proceeding for hearing procedures, and then held those procedures in abeyance pending FERC decisions in the prior production cost proceedings currently before the FERC on review.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

Storm Cost Recovery Filings with Retail Regulators

Entergy Gulf States Louisiana and Entergy Louisiana

Hurricane Isaac

See Note 2 to the financial statements in the Form 10-K for a discussion of Hurricane Isaac and the damage caused to portions of Entergy’s service area in Louisiana.  In January 2013, Entergy Gulf States Louisiana and Entergy Louisiana withdrew $65 million and $187 million, respectively, from their storm reserve escrow accounts.  In April 2013, Entergy Gulf States Louisiana and Entergy Louisiana filed a joint application with the LPSC relating to Hurricane Isaac system restoration costs.  Specifically, Entergy Gulf States Louisiana and Entergy Louisiana requested that the LPSC determine the amount of such costs that were prudently incurred and are, thus, eligible for recovery from customers.  Including carrying costs and additional storm escrow funds, Entergy Gulf States Louisiana is seeking an LPSC determination that $73.8 million in system restoration costs were prudently incurred and Entergy Louisiana is seeking an LPSC determination that $247.7 million in system restoration costs were prudently incurred.  Entergy Gulf States Louisiana and Entergy Louisiana intend to replenish their storm escrow accounts to $90 million and $200 million, respectively, primarily through traditional debt markets and have requested special rate treatment of any borrowings for that purpose.  In May 2013, Entergy Gulf States Louisiana and Entergy Louisiana filed a supplemental application proposing a specific means to finance system restoration costs and related requests.  Entergy Gulf States Louisiana and Entergy Louisiana are proposing to finance Hurricane Isaac restoration costs through Louisiana Act 55 financing, which was the same method they used for Hurricanes Katrina, Rita, Gustav, and Ike.

The LPSC Staff filed direct testimony in September 2013 concluding that Hurricane Isaac system restoration costs incurred by Entergy Gulf States Louisiana and Entergy Louisiana were reasonable and prudent, subject to proposed minor adjustments which totaled approximately 1% of each company’s costs.  The LPSC Staff also supported the requests to re-establish storm reserves of $90 million for Entergy Gulf States Louisiana and $200 million for Entergy Louisiana.  One intervenor filed testimony recommending storm reserve levels of $70 million for Entergy Gulf States Louisiana and $100 million for Entergy Louisiana, but takes no position on the prudence of the Hurricane Isaac system restoration costs.  An evidentiary hearing is scheduled in December 2013, with an LPSC decision expected in 2014.

Entergy Mississippi

On July 1, 2013, Entergy Mississippi and the Mississippi Public Utilities Staff entered into a joint stipulation, wherein both parties agreed that approximately $32 million in storm restoration costs incurred in 2011 and 2012 were prudently incurred and chargeable to the storm damage reserve, while approximately $700,000 in prudently incurred costs were more properly recoverable through the formula rate plan.  Entergy Mississippi and the Mississippi Public Utilities Staff also agreed that the storm damage accrual should be increased from $750,000 per month to $1.75 million per month.  In September 2013 the MPSC approved the joint stipulation with the increase in the storm damage accrual effective with October 2013 bills.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

Entergy Arkansas Opportunity Sales Proceeding

See Note 2 to the financial statements in the Form 10-K for a discussion of the Entergy Arkansas opportunity sales proceeding.  As required by the procedural schedule established in the calculation proceeding, Entergy filed its direct testimony that included a proposed illustrative re-run, consistent with the directives in FERC’s order, of intra-system bills for 2003, 2004, and 2006, the three years with the highest volume of opportunity sales.  Entergy’s proposed illustrative re-run of intra-system bills shows that the potential cost for Entergy Arkansas would be up to $12 million for the years 2003, 2004, and 2006, and the potential benefit would be significantly less than that for each of the other Utility operating companies.  Entergy’s proposed illustrative re-run of the intra-system bills also shows an offsetting potential benefit to Entergy Arkansas for the years 2003, 2004, and 2006 resulting from the effects of the FERC’s order on System Agreement Service Schedules MSS-1, MSS-2, and MSS-3, and the potential offsetting cost would be significantly less than that for each of the other Utility operating companies.  Entergy provided to the LPSC an illustrative intra-system bill recalculation as specified by the LPSC for the years 2003, 2004, and 2006, and the LPSC then filed answering testimony in December 2012.  In its testimony the LPSC claims that the damages that should be paid by Entergy Arkansas to the other Utility operating companies’ customers for 2003, 2004, and 2006 are $42 million to Entergy Gulf States, Inc., $7 million to Entergy Louisiana, $23 million to Entergy Mississippi, and $4 million to Entergy New Orleans.  The FERC staff and certain intervenors filed direct and answering testimony in February 2013.  In April 2013, Entergy filed its rebuttal testimony in that proceeding, including a revised illustrative re-run of the intra-system bills for the years 2003, 2004, and 2006.  The revised calculation determines the re-pricing of the opportunity sales based on consideration of moveable resources only and the removal of exchange energy received by Entergy Arkansas, which increases the potential cost for Entergy Arkansas over the three years 2003, 2004, and 2006 by $2.3 million from the potential costs identified in the Utility operating companies’ prior filings in September and October 2012.  A hearing was held in May 2013 to quantify the effect of repricing the opportunity sales in accordance with the FERC’s decision.

In August 2013 the presiding judge issued an initial decision.  The initial decision concludes that the methodology proposed by the LPSC, rather than the methodologies proposed by Entergy or the FERC Staff, should be used to calculate the payments that Entergy Arkansas is to make to the other Utility operating companies.  The initial decision also concludes that the other System Agreement service schedules should not be adjusted and that payments by Entergy Arkansas should not be reflected in the rough production cost equalization bandwidth calculations for the applicable years.  The initial decision does recognize that the LPSC’s methodology would result in an inequitable windfall to the other Utility operating companies and, therefore, concludes that any payments by Entergy Arkansas should be reduced by 20%.  The Utility operating companies are currently analyzing the effects of the initial decision.  The initial decision and record in the case have been forwarded to the FERC for review.  The LPSC, APSC, City Council, and FERC staff filed briefs on exceptions and/or briefs opposing exceptions.  Entergy filed a brief on exceptions requesting that FERC reverse the initial decision and a brief opposing certain exceptions taken by the LPSC and FERC staff.  The FERC’s review of the initial decision is pending.   No payments will be made or received by the Utility operating companies until the FERC issues an order reviewing the initial decision and Entergy submits a subsequent filing to comply with that order.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

NOTE 3.  EQUITY  (Entergy Corporation, Entergy Gulf States Louisiana, and Entergy Louisiana)

Common Stock

Earnings per Share

The following table presents Entergy’s basic and diluted earnings per share calculations included on the consolidated income statements:

	For the Three Months Ended September 30,
	2013			2012
	(In Millions, Except Per Share Data)

Basic earnings per share	Income	Shares	$/share	Income	Shares	$/share

Net income attributable to Entergy Corporation	$239.9	178.3	$1.35	$337.1	177.5	$1.90
Average dilutive effect of:
Stock options		0.1	-		0.4	(0.01)
Other equity plans		0.3	(0.01)		0.1	-

Diluted earnings per share	$239.9	178.7	$1.34	$337.1	178.0	$1.89
	For the Nine Months Ended September 30,
	2013			2012
	(In Millions, Except Per Share Data)

Basic earnings per share	Income	Shares	$/share	Income	Shares	$/share

Net income attributable to Entergy Corporation	$565.0	178.2	$3.17	$550.4	177.2	$3.11
Average dilutive effect of:
Stock options		0.1	-		0.3	(0.01)
Other equity plans		0.2	(0.01)		0.1	-

Diluted earnings per share	$565.0	178.5	$3.16	$550.4	177.6	$3.10

The number of stock options not included in the calculation of diluted common shares outstanding due to their antidilutive effect was approximately 8.8 million and 6.2 million for the third quarters of 2013 and 2012, respectively.  The number of stock options not included in the calculation of diluted common shares outstanding due to their antidilutive effect was approximately 8.9 million and 7.7 million for the nine months ended September 30, 2013 and 2012, respectively.

Entergy’s stock options and other equity compensation plans are discussed in Note 5 herein and in Note 12 to the financial statements in the Form 10-K.

Treasury Stock

During the nine months ended September 30, 2013, Entergy Corporation issued 498,426 shares of its previously repurchased common stock to satisfy stock option exercises, vesting of shares of restricted stock, and other stock-based awards.  Entergy Corporation did not repurchase any of its common stock during the nine months ended September 30, 2013.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Retained Earnings

On October 25, 2013, Entergy Corporation’s Board of Directors declared a common stock dividend of $0.83 per share, payable on December 2, 2013 to holders of record as of November 7, 2013.

Comprehensive Income

Accumulated other comprehensive loss is included in the equity section of the balance sheets of Entergy, Entergy Gulf States Louisiana, and Entergy Louisiana.  The following table presents changes in accumulated other comprehensive loss for Entergy for the three months ended September 30, 2013 by component:

	Cash flow hedges net unrealized gain (loss)	Pension and other postretirement liabilities	Net unrealized investment gains	Foreign currency translation	Total Accumulated Other Comprehensive Loss
	(In Thousands)

Beginning balance, June 30, 2013	$31,520	($571,138)	$262,891	$2,424	($274,303)

Other comprehensive income (loss) before reclassifications	(9,838)	-	45,647	706	36,515
Amounts reclassified from accumulated other comprehensive loss	(21,825)	15,430	653	-	(5,742)
Net other comprehensive income (loss) for the period	(31,663)	15,430	46,300	706	30,773

Ending balance, September 30, 2013	($143)	($555,708)	$309,191	$3,130	($243,530)

The following table presents changes in accumulated other comprehensive loss for Entergy for the nine months ended September 30, 2013 by component:

	Cash flow hedges net unrealized gain (loss)	Pension and other postretirement liabilities	Net unrealized investment gains	Foreign currency translation	Total Accumulated Other Comprehensive Loss
	(In Thousands)

Beginning balance, December 31, 2012	$79,905	($590,712)	$214,547	$3,177	($293,083)

Other comprehensive income (loss) before reclassifications	(57,376)	-	95,843	(47)	38,420
Amounts reclassified from accumulated other comprehensive loss	(22,672)	35,004	(1,199)	-	11,133
Net other comprehensive income (loss) for the period	(80,048)	35,004	94,644	(47)	49,553

Ending balance, September 30, 2013	($143)	($555,708)	$309,191	$3,130	($243,530)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table presents changes in accumulated other comprehensive loss for Entergy Gulf States Louisiana and Entergy Louisiana for the three months ended September 30, 2013:

	Pension and Other Postretirement Liabilities
	Entergy Gulf States Louisiana	Entergy Louisiana
	(In Thousands)

Beginning balance June 30, 2013	($63,312)	($44,771)

Amounts reclassified from accumulated other comprehensive income	963	684
Net other comprehensive income for the period	963	684

Ending balance, September 30, 2013	($62,349)	($44,087)

The following table presents changes in accumulated other comprehensive loss for Entergy Gulf States Louisiana and Entergy Louisiana for the nine months ended September 30, 2013:

	Pension and Other Postretirement Liabilities
	Entergy Gulf States Louisiana	Entergy Louisiana
	(In Thousands)

Beginning balance, December 31, 2012	($65,229)	($46,132)

Amounts reclassified from accumulated other comprehensive income	2,880	2,045
Net other comprehensive income for the period	2,880	2,045

Ending balance, September 30, 2013	($62,349)	($44,087)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Total reclassifications out of accumulated other comprehensive loss (AOCI) for Entergy for the three months ended September 30, 2013 are as follows:

	Amounts reclassified from AOCI	Income Statement Location
	(In Thousands)

Cash flow hedges net unrealized gain
Power contracts	$35,325	Competitive business operating revenues
Interest rate swaps	(389)	Miscellaneous - net
Total realized gains on cash flow hedges	34,936
	(13,111)	Income taxes
Total realized gains on cash flow hedges (net of tax)	$21,825

Pension and other postretirement liabilities
Amortization of prior-service costs	$2,414	(a)
Amortization of loss	(17,179)	(a)
Curtailment loss	(1,304)	(a)
Settlement loss	(9,662)	(a)
Total amortization	(25,731)
	10,301	Income taxes
Total amortization (net of tax)	($15,430)

Net unrealized investment loss
Realized loss	($1,280)	Interest and investment income
	627	Income taxes
Total realized investment loss (net of tax)	($653)

Total reclassifications for the period (net of tax)	$5,742

(a)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 6 to the financial statements for additional details.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Total reclassifications out of accumulated other comprehensive loss (AOCI) for Entergy for the nine months ended September 30, 2013 are as follows:

	Amounts reclassified from AOCI	Income Statement Location
	(In Thousands)

Cash flow hedges net unrealized gain
Power contracts	$37,518	Competitive business operating revenues
Interest rate swaps	(1,193)	Miscellaneous - net
Total realized gains on cash flow hedges	36,325
	(13,653)	Income taxes
Total realized gains on cash flow hedges (net of tax)	$22,672

Pension and other postretirement liabilities
Amortization of prior-service costs	7,175	(a)
Amortization of loss	(53,268)	(a)
Curtailment loss	(1,304)	(a)
Settlement loss	(9,662)	(a)
Total amortization	(57,059)
	22,055	Income taxes
Total amortization (net of tax)	($35,004)

Net unrealized investment gains
Realized gains	$2,351	Interest and investment income
	(1,152)	Income taxes
Total realized investment gains (net of tax)	$1,199

Total reclassifications for the period (net of tax)	($11,133)

(a)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 6 to the financial statements for additional details.

Total reclassifications out of accumulated other comprehensive loss (AOCI) for Entergy Gulf States Louisiana and Entergy Louisiana for the three months ended September 30, 2013 are as follows:

	Amounts reclassified from AOCI
	Entergy Gulf States Louisiana	Entergy Louisiana	Income Statement Location
	(In Thousands)

Pension and other postretirement liabilities
Amortization of prior-service costs	$206	$62	(a)
Amortization of loss	(1,947)	(1,288)	(a)
Total amortization	(1,741)	(1,226)
	778	542	Income taxes
Total amortization (net of tax)	(963)	(684)

Total reclassifications for the period (net of tax)	($963)	($684)

(a)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 6 to the financial statements for additional details.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Total reclassifications out of accumulated other comprehensive loss (AOCI) for Entergy Gulf States Louisiana and Entergy Louisiana for the nine months ended September 30, 2013 are as follows:

	Amounts reclassified from AOCI
	Entergy Gulf States Louisiana	Entergy Louisiana	Income Statement Location
	(In Thousands)

Pension and other postretirement liabilities
Amortization of prior-service costs	$617	$186	(a)
Amortization of loss	(5,839)	(3,862)	(a)
Total amortization	(5,222)	(3,676)
	2,342	1,631	Income taxes
Total amortization (net of tax)	(2,880)	(2,045)

Total reclassifications for the period (net of tax)	($2,880)	($2,045)

(a)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 6 to the financial statements for additional details.

NOTE 4.  REVOLVING CREDIT FACILITIES, LINES OF CREDIT, SHORT-TERM BORROWINGS, AND LONG-TERM DEBT (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Entergy Corporation has in place a credit facility that has a borrowing capacity of $3.5 billion and expires in March 2018.  Entergy Corporation also has the ability to issue letters of credit against 50% of the total borrowing capacity of the credit facility.  The commitment fee is currently 0.275% of the undrawn commitment amount.  Commitment fees and interest rates on loans under the credit facility can fluctuate depending on the senior unsecured debt ratings of Entergy Corporation.  The weighted average interest rate for the nine months ended September 30, 2013 was 1.96% on the drawn portion of the facility.  Following is a summary of the borrowings outstanding and capacity available under the facility as of September 30, 2013:

Capacity (a)	Borrowings	Letters of Credit	Capacity Available
(In Millions)

$3,500	$150	$8	$3,342

(a)	The capacity decreases to $3,490 million in March 2017.

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

Entergy Corporation has a commercial paper program with a program limit of up to $1.5 billion.  As of September 30, 2013, Entergy Corporation had approximately $1,016 million of commercial paper outstanding.  The weighted-average interest rate for the nine months ended September 30, 2013 was 0.83%.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas each had credit facilities available as of September 30, 2013 as follows:

Company	Expiration Date	Amount of Facility	Interest Rate (a)	Amount Drawn as of September 30, 2013

Entergy Arkansas	April 2014	$20 million (b)	1.75%	$-
Entergy Arkansas	March 2018	$150 million (c)	1.68%	$-
Entergy Gulf States Louisiana	March 2018	$150 million (d)	1.68%	$-
Entergy Louisiana	March 2018	$200 million (e)	1.68%	$-
Entergy Mississippi	May 2014	$37.5 million (f)	1.93%	$-
Entergy Mississippi	May 2014	$35 million (f)	1.93%	$-
Entergy Mississippi	May 2014	$20 million (f)	1.93%	$-
Entergy New Orleans	November 2013	$25 million (g)	1.65%	$-
Entergy Texas	March 2018	$150 million (h)	1.93%	$-

(a)	The interest rate is the rate as of September 30, 2013 that would most likely apply to outstanding borrowings under the facility.
(b)
The credit facility requires Entergy Arkansas to maintain a debt ratio of 65% or less of its total capitalization.  Borrowings under the Entergy Arkansas credit facility may be secured by a security interest in its accounts receivable.

(c)
The credit facility allows Entergy Arkansas to issue letters of credit against 50% of the borrowing capacity of the facility.  As of September 30, 2013, no letters of credit were outstanding.  The credit facility requires Entergy Arkansas to maintain a consolidated debt ratio of 65% or less of its total capitalization.

(d)
The credit facility allows Entergy Gulf States Louisiana to issue letters of credit against 50% of the borrowing capacity of the facility.  As of September 30, 2013, no letters of credit were outstanding.  The credit facility requires Entergy Gulf States Louisiana to maintain a consolidated debt ratio of 65% or less of its total capitalization.

(e)
The credit facility allows Entergy Louisiana to issue letters of credit against 50% of the borrowing capacity of the facility.  As of September 30, 2013, no letters of credit were outstanding.  The credit facility requires Entergy Louisiana to maintain a consolidated debt ratio of 65% or less of its total capitalization.

(f)
The credit facilities require Entergy Mississippi to maintain a debt ratio of 65% or less of its total capitalization.  Borrowings under the Entergy Mississippi credit facilities may be secured by a security interest in its accounts receivable.

(g)
The credit facility requires Entergy New Orleans to maintain a debt ratio of 65% or less of its total capitalization.  In October 2013, Entergy New Orleans renewed its credit facility through November 2014.

(h)
The credit facility allows Entergy Texas to issue letters of credit against 50% of the borrowing capacity of the facility.  As of September 30, 2013, no letters of credit were outstanding.  The credit facility requires Entergy Texas to maintain a consolidated debt ratio of 65% or less of its total capitalization.

The commitment fees on the credit facilities range from 0.125% to 0.275% of the undrawn commitment amount.

The short-term borrowings of the Registrant Subsidiaries are limited to amounts authorized by the FERC.  The current FERC-authorized limits are effective through October 31, 2015.  In addition to borrowings from commercial banks, these companies are authorized under a FERC order to borrow from the Entergy System money pool.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ dependence on external short-term borrowings.  Borrowings from the money pool and external short-term borrowings combined may not exceed the FERC-authorized limits.  The following are the FERC-authorized limits for short-term borrowings and the outstanding short-term borrowings as of September 30, 2013 (aggregating both money pool and external short-term borrowings) for the Registrant Subsidiaries:

Entergy Corporation and Subsidiaries
Notes to Financial Statements

	Authorized	Borrowings
	(In Millions)

Entergy Arkansas	$250	$-
Entergy Gulf States Louisiana	$200	$58
Entergy Louisiana	$250	$-
Entergy Mississippi	$175	$19
Entergy New Orleans	$100	$-
Entergy Texas	$200	$-
System Energy	$200	$-

Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy Texas, and System Energy have obtained long-term financing authorizations from the FERC that extend through October 31, 2015.  Entergy Arkansas has obtained long-term financing authorization from the APSC that extends through December 2015.  Entergy New Orleans has obtained long-term financing authorization from the City Council that extends through July 2014.

Variable Interest Entities (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, and System Energy)

See Note 18 to the financial statements in the Form 10-K for a discussion of the consolidation of the nuclear fuel company variable interest entities (VIE).  The nuclear fuel company variable interest entities have credit facilities and also issue commercial paper to finance the acquisition and ownership of nuclear fuel as follows as of September 30, 2013:

Company	Expiration Date	Amount of Facility	Weighted Average Interest Rate on Borrowings (a)	Amount Outstanding as of September 30, 2013
	(Dollars in Millions)

Entergy Arkansas VIE	June 2016	$85	1.63%	$20.1
Entergy Gulf States Louisiana VIE	June 2016	$100	1.50%	$31.0
Entergy Louisiana VIE	June 2016	$90	1.58%	$24.3
System Energy VIE	June 2016	$125	1.57%	$46.5

(a)
Includes letter of credit fees and bank fronting fees on commercial paper issuances by the nuclear fuel company variable interest entities for Entergy Arkansas, Entergy Louisiana, and System Energy.  The nuclear fuel company variable interest entity for Entergy Gulf States Louisiana does not issue commercial paper but borrows directly on its bank credit facility.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The nuclear fuel company variable interest entities had notes payable that are included in debt on the respective balance sheets as of September 30, 2013 as follows:

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

In June 2013 the Entergy Arkansas nuclear fuel company variable interest entity redeemed, at maturity, its $30 million 9% Series H notes.

In July 2013, Entergy Arkansas entered into a $250 million term loan credit facility terminating January 26, 2015 with the collateral support of a series of $255 million non-interest bearing Entergy Arkansas first mortgage bonds.  On July 31, 2013, Entergy Arkansas borrowed $250 million against the credit facility.  Entergy Arkansas used the borrowings to pay, at maturity, a portion of its $300 million 5.40% Series first mortgage bonds due August 2013 and for general corporate purposes.

(Entergy Gulf States Louisiana)

In February 2013 the Entergy Gulf States Louisiana nuclear fuel company variable interest entity issued $70 million of 3.38% Series R notes due August 2020.  The Entergy Gulf States Louisiana nuclear fuel company variable interest entity used the proceeds primarily to purchase additional nuclear fuel.

In May 2013 the Entergy Gulf States Louisiana nuclear fuel company variable interest entity redeemed, at maturity, its $75 million 5.56% Series N notes.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

(Entergy Louisiana)

In May 2013, Entergy Louisiana issued $100 million of 4.70% Series first mortgage bonds due June 2063. Entergy Louisiana used the proceeds for general corporate purposes.

In August 2013, Entergy Louisiana issued $325 million of 4.05% Series first mortgage bonds due September 2023.  Entergy Louisiana used the proceeds to repay borrowings under its $200 million credit facility and for general corporate purposes

(Entergy Mississippi)

In February 2013, Entergy Mississippi redeemed, at maturity, its $100 million 5.15% Series first mortgage bonds.

In October 2013, Entergy Mississippi redeemed, prior to maturity, its $16.03 million 4.60% Series pollution control revenue bonds due April 2022.

(Entergy New Orleans)

In June 2013, Entergy New Orleans issued $100 million of 3.90% Series first mortgage bonds due July 2023.  Entergy New Orleans used the proceeds to pay, at maturity, its $70 million 5.25% Series first mortgage bonds due August 2013 and for general corporate purposes.

(System Energy Resources)

In September 2013 the System Energy Resources nuclear fuel company variable interest entity redeemed, at maturity, its $70 million 6.29% Series F notes.

In October 2013 the System Energy Resources nuclear fuel company variable interest entity issued $85 million of 3.78% Series I notes due October 2018.  The System Energy nuclear fuel company variable interest entity used the proceeds to repay outstanding commercial paper and to purchase additional nuclear fuel.

Fair Value

The book value and the fair value of long-term debt for Entergy Corporation and the Registrant Subsidiaries as of September 30, 2013 are as follows:

	Book Value of Long-Term Debt	Fair Value of Long-Term Debt (a) (b)
	(In Thousands)

Entergy	$12,481,752	$12,294,254
Entergy Arkansas	$2,412,168	$2,159,737
Entergy Gulf States Louisiana	$1,543,608	$1,605,999
Entergy Louisiana	$3,229,316	$3,184,097
Entergy Mississippi	$1,069,627	$1,083,993
Entergy New Orleans	$225,942	$220,675
Entergy Texas	$1,567,566	$1,736,764
System Energy	$672,406	$576,502

(a)
The values exclude lease obligations of $149 million at Entergy Louisiana and $97 million at System Energy, long-term DOE obligations of $181 million at Entergy Arkansas, and the note payable to NYPA of $112 million at Entergy, and include debt due within one year.

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

Stock Options

Entergy granted 600,700 stock options during the first quarter 2013 with a weighted-average fair value of $8.00 per option.  At September 30, 2013, there are 9,521,281 stock options outstanding with a weighted-average exercise price of $80.10.  The intrinsic value, which has no effect on net income, of the outstanding stock options is calculated by the difference in the weighted average exercise price of the stock options granted and Entergy Corporation’s common stock price as of September 30, 2013.  Because Entergy’s stock price at September 30, 2013 is less than the weighted average exercise price, the aggregate intrinsic value of the stock options outstanding as of September 30, 2013 is zero.  The intrinsic value of “in the money” stock options is $3.1 million as of September 30, 2013.

The following table includes financial information for stock options for the third quarters of 2013 and 2012:

	2013	2012
	(In Millions)

Compensation expense included in Entergy’s net income	$1.0	$1.9
Tax benefit recognized in Entergy’s net income	$0.4	$0.7
Compensation cost capitalized as part of fixed assets and inventory	$0.2	$0.3

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table includes financial information for stock options for the nine months ended September 30, 2013 and 2012:

	2013	2012
	(In Millions)

Compensation expense included in Entergy’s net income	$3.2	$5.8
Tax benefit recognized in Entergy’s net income	$1.3	$2.2
Compensation cost capitalized as part of fixed assets and inventory	$0.6	$1.1

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

The following table includes financial information for other equity plans for the third quarters of 2013 and 2012:

	2013	2012
	(In Millions)

Compensation expense included in Entergy’s net income	$5.7	$3.7
Tax benefit recognized in Entergy’s net income	$2.2	$1.4
Compensation cost capitalized as part of fixed assets and inventory	$0.9	$0.6

 The following table includes financial information for other equity plans for the nine months ended September 30, 2013 and 2012:

	2013	2012
	(In Millions)

Compensation expense included in Entergy’s net income	$17.5	$11.0
Tax benefit recognized in Entergy’s net income	$6.8	$4.2
Compensation cost capitalized as part of fixed assets and inventory	$2.7	$1.9

Entergy Corporation and Subsidiaries
Notes to Financial Statements

NOTE 6.  RETIREMENT AND OTHER POSTRETIREMENT BENEFITS (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Components of Qualified Net Pension Cost

Entergy’s qualified pension cost, including amounts capitalized, for the third quarters of 2013 and 2012, included the following components:

	2013	2012
	(In Thousands)

Service cost - benefits earned during the period	$43,542	$37,691
Interest cost on projected benefit obligation	65,464	65,232
Expected return on assets	(81,898)	(79,356)
Amortization of prior service cost	531	683
Amortization of loss	54,156	41,820
Curtailment loss	1,304	-
Net pension costs	$83,099	$66,070

Entergy’s qualified pension cost, including amounts capitalized, for the nine months ended September 30, 2013 and 2012, included the following components:

	2013	2012
	(In Thousands)

Service cost - benefits earned during the period	$131,644	$113,073
Interest cost on projected benefit obligation	195,996	195,696
Expected return on assets	(245,394)	(238,068)
Amortization of prior service cost	1,665	2,049
Amortization of loss	164,058	125,460
Curtailment loss	1,304	-
Net pension costs	$249,273	$198,210

The Registrant Subsidiaries’ qualified pension cost, including amounts capitalized, for their employees for the third quarters of 2013 and 2012, included the following components:

2013	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned
during the period	$6,371	$3,599	$4,334	$1,842	$832	$1,637	$1,836
Interest cost on projected
benefit obligation	13,550	6,657	8,644	3,930	1,849	4,055	3,016
Expected return on assets	(16,717)	(8,734)	(10,454)	(5,279)	(2,270)	(5,566)	(4,299)
Amortization of prior service
cost	6	2	21	2	-	2	3
Amortization of loss	12,544	5,933	8,727	3,344	2,011	3,373	2,429
Net pension cost	$15,754	$7,457	$11,272	$3,839	$2,422	$3,501	$2,985

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2012	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned
during the period	$5,542	$3,068	$3,669	$1,602	$706	$1,421	$1,480
Interest cost on projected
benefit obligation	13,922	6,420	8,800	4,070	1,902	4,206	3,247
Expected return on assets	(16,441)	(8,593)	(10,209)	(5,236)	(2,215)	(5,581)	(4,109)
Amortization of prior service
cost	50	5	52	7	2	4	3
Amortization of loss	10,193	4,043	7,050	2,633	1,719	2,544	2,251
Net pension cost	$13,266	$4,943	$9,362	$3,076	$2,114	$2,594	$2,872

The Registrant Subsidiaries’ qualified pension cost, including amounts capitalized, for their employees for the nine months ended September 30, 2013 and 2012, included the following components:

2013	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned
during the period	$19,113	$10,797	$13,002	$5,526	$2,496	$4,911	$5,508
Interest cost on projected
benefit obligation	40,650	19,971	25,932	11,790	5,547	12,165	9,048
Expected return on assets	(50,151)	(26,202)	(31,362)	(15,837)	(6,810)	(16,698)	(12,897)
Amortization of prior service
cost	18	6	63	6	-	6	9
Amortization of loss	37,631	17,800	26,181	10,032	6,033	10,118	7,286
Net pension cost	$47,261	$22,372	$33,816	$11,517	$7,266	$10,502	$8,954

2012	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned
during the period	$16,626	$9,204	$11,007	$4,806	$2,118	$4,263	$4,440
Interest cost on projected
benefit obligation	41,766	19,260	26,400	12,210	5,706	12,618	9,741
Expected return on assets	(49,323)	(25,779)	(30,627)	(15,708)	(6,645)	(16,743)	(12,327)
Amortization of prior service
cost	150	15	156	21	6	12	9
Amortization of loss	30,579	12,129	21,150	7,899	5,157	7,632	6,753
Net pension cost	$39,798	$14,829	$28,086	$9,228	$6,342	$7,782	$8,616

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Non-Qualified Net Pension Cost

Entergy recognized $33.1 million and $5.1 million in pension cost for its non-qualified pension plans in the third quarters of 2013 and 2012, respectively, and $44.1 million and $15.3 million in pension cost for its non-qualified pension plans for the nine months ended September 30, 2013 and 2012, respectively.  Reflected in the pension cost for non-qualified pension plans in the third quarter 2013 and nine months ended September 30, 2013 is a $28.1 million settlement charge recognized in September 2013 related to the payment of lump sum benefits out of the plan.

The Registrant Subsidiaries recognized the following pension cost for their employees for their non-qualified pension plans in the third quarters of 2013 and 2012:

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
Non-qualified pension cost third quarter 2013	$121	$38	$3	$46	$22	$560
Non-qualified pension cost third quarter 2012	$107	$39	$3	$46	$19	$163

The Registrant Subsidiaries recognized the following pension cost for their employees for their non-qualified pension plans for the nine months ended September 30, 2013 and 2012:

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
Non-qualified pension cost nine months ended September 30, 2013	$326	$113	$9	$139	$68	$857
Non-qualified pension cost nine months ended September 30, 2012	$321	$117	$9	$138	$57	$489

Reflected in Entergy Arkansas’s and Entergy Texas’s non-qualified pension costs in the third quarter 2013 and nine months ended September 30, 2013 are $19 thousand and $415 thousand, respectively, in settlement charges recognized in September 2013 related to the payment of lump sum benefits out of the plan.

Components of Net Other Postretirement Benefit Cost

Entergy’s other postretirement benefit cost, including amounts capitalized, for the third quarters of 2013 and 2012, included the following components:

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy’s other postretirement benefit cost, including amounts capitalized, for the nine months ended September 30, 2013 and 2012, included the following components:

	2013	2012
	(In Thousands)

Service cost - benefits earned during the period	$56,751	$51,663
Interest cost on accumulated postretirement benefit obligation (APBO)	59,298	61,920
Expected return on assets	(29,850)	(25,878)
Amortization of transition obligation	-	2,382
Amortization of prior service cost	(10,002)	(13,623)
Amortization of loss	33,912	27,339
Net other postretirement benefit cost	$110,109	$103,803

The Registrant Subsidiaries’ other postretirement benefit cost, including amounts capitalized, for their employees for the third quarters of 2013 and 2012, included the following components:

2013	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned
during the period	$2,414	$2,001	$2,172	$819	$447	$950	$907
Interest cost on APBO	3,360	2,226	2,349	1,074	785	1,515	729
Expected return on assets	(4,149)	-	-	(1,317)	(1,014)	(2,321)	(825)
Amortization of prior service
cost	(133)	(206)	(62)	(35)	10	(107)	(16)
Amortization of loss	2,041	1,173	1,288	662	396	976	479
Net other postretirement
benefit cost	$3,533	$5,194	$5,747	$1,203	$624	$1,013	$1,274

2012	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned
during the period	$2,272	$1,880	$1,949	$773	$422	$913	$823
Interest cost on APBO	3,613	2,398	2,445	1,179	856	1,663	757
Expected return on assets	(3,507)	-	-	(1,130)	(928)	(2,104)	(650)
Amortization of transition
obligation	205	60	96	88	297	47	2
Amortization of prior service
cost	(133)	(206)	(62)	(35)	10	(107)	(16)
Amortization of loss	2,077	1,184	1,090	730	390	1,079	493
Net other postretirement
benefit cost	$4,527	$5,316	$5,518	$1,605	$1,047	$1,491	$1,409

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The Registrant Subsidiaries’ other postretirement benefit cost, including amounts capitalized, for their employees for the nine months ended September 30, 2013 and 2012, included the following components:

2013	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned
during the period	$7,242	$6,003	$6,516	$2,457	$1,341	$2,850	$2,721
Interest cost on APBO	10,080	6,678	7,047	3,222	2,355	4,545	2,187
Expected return on assets	(12,447)	-	-	(3,951)	(3,042)	(6,963)	(2,475)
Amortization of prior service
cost	(399)	(618)	(186)	(105)	30	(321)	(48)
Amortization of loss	6,124	3,520	3,862	1,987	1,189	2,927	1,437
Net other postretirement
benefit cost	$10,600	$15,583	$17,239	$3,610	$1,873	$3,038	$3,822

2012	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned
during the period	$6,816	$5,640	$5,847	$2,319	$1,266	$2,739	$2,469
Interest cost on APBO	10,839	7,194	7,335	3,537	2,568	4,989	2,271
Expected return on assets	(10,521)	-	-	(3,390)	(2,784)	(6,312)	(1,950)
Amortization of transition
obligation	615	180	288	264	891	141	6
Amortization of prior service
cost	(399)	(618)	(186)	(105)	30	(321)	(48)
Amortization of loss	6,231	3,552	3,270	2,190	1,170	3,237	1,479
Net other postretirement
benefit cost	$13,581	$15,948	$16,554	$4,815	$3,141	$4,473	$4,227

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Reclassification out of Accumulated Other Comprehensive Income

Entergy and the Registrant Subsidiaries reclassified the following costs out of accumulated other comprehensive income (before taxes and including amounts capitalized) for the third quarter 2013:

	Qualified Pension Costs	Other Postretirement Costs	Non-Qualified Pension Costs	Total
	(In Thousands)
Entergy
Amortization of prior service cost	($466)	$3,007	($127)	$2,414
Amortization of loss	(11,050)	(5,485)	(644)	(17,179)
Curtailment loss	(1,304)	-	-	(1,304)
Settlement loss	-	-	(9,662)	(9,662)
	($12,820)	($2,478)	($10,433)	($25,731)

Entergy Gulf States Louisiana
Amortization of prior service cost	$-	$206	$-	$206
Amortization of loss	(772)	(1,173)	(2)	(1,947)
	($772)	($967)	($2)	($1,741)
Entergy Louisiana
Amortization of prior service cost	$-	$62	$-	$62
Amortization of loss	-	(1,288)	-	(1,288)
	$-	($1,226)	$-	($1,226)

Entergy and the Registrant Subsidiaries reclassified the following costs out of accumulated other comprehensive income (before taxes and including amounts capitalized) for the nine months ended September 30, 2013:

	Qualified Pension Costs	Other Postretirement Costs	Non-Qualified Pension Costs	Total
	(In Thousands)
Entergy
Amortization of prior service cost	($1,472)	$9,022	($375)	$7,175
Amortization of loss	(34,740)	(16,455)	(2,073)	(53,268)
Curtailment loss	(1,304)	-	-	(1,304)
Settlement loss	-	-	(9,662)	(9,662)
	($37,516)	($7,433)	($12,110)	($57,059)

Entergy Gulf States Louisiana
Amortization of prior service cost	($1)	$618	$-	$617
Amortization of loss	(2,314)	(3,520)	(5)	(5,839)
	($2,315)	($2,902)	($5)	($5,222)
Entergy Louisiana
Amortization of prior service cost	$-	$186	$-	$186
Amortization of loss	-	(3,862)	-	(3,862)
	$-	($3,676)	$-	($3,676)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Employer Contributions

Based on current assumptions, Entergy expects to contribute $163.4 million to its qualified pension plans in 2013.  As of September 30, 2013, Entergy had contributed $105.8 million to its pension plans.  Based on current assumptions, the Registrant Subsidiaries expect to contribute the following to qualified pension plans for their employees in 2013:

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Expected 2013 pension contributions	$35,382	$11,550	$21,151	$8,152	$4,175	$6,880	$8,304
Pension contributions made through September 2013	$21,729	$7,132	$13,343	$5,033	$2,634	$4,270	$5,175
Remaining estimated pension contributions to be made in 2013	$13,653	$4,418	$7,808	$3,119	$1,541	$2,610	$3,129

NOTE 7.  BUSINESS SEGMENT INFORMATION (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Entergy Corporation

Entergy’s reportable segments as of September 30, 2013 are Utility and Entergy Wholesale Commodities.  Utility includes the generation, transmission, distribution, and sale of electric power in portions of Arkansas, Louisiana, Mississippi, and Texas, and natural gas utility service in portions of Louisiana.  Entergy Wholesale Commodities includes the ownership and operation of six nuclear power plants located in the northern United States and the sale of the electric power produced by those plants to wholesale customers.  Entergy Wholesale Commodities also includes the ownership of interests in non-nuclear power plants that sell the electric power produced by those plants to wholesale customers.  “All Other” includes the parent company, Entergy Corporation, and other business activity, including the earnings on the proceeds of sales of previously-owned businesses.

In the fourth quarter 2012, Entergy moved two subsidiaries from All Other to the Entergy Wholesale Commodities segment to improve the alignment of certain intercompany items and income tax activity.  The 2012 information in the table below has been restated to reflect the change.

Entergy’s segment financial information for the third quarters of 2013 and 2012 is as follows:

	Utility	Entergy Wholesale Commodities*	All Other	Eliminations	Entergy
	(In Thousands)
2013
Operating revenues	$2,732,482	$623,321	$787	($4,631)	$3,351,959
Income taxes	$170,816	($107,337)	($38,926)	$-	$24,553
Consolidated net income (loss)	$352,303	($92,828)	$11,102	($26,395)	$244,182

2012
Operating revenues	$2,344,885	$626,849	$1,060	($9,234)	$2,963,560
Income taxes	$187,668	$56,676	($11,841)	$-	$232,503
Consolidated net income (loss)	$300,506	$86,772	($18,213)	($26,395)	$342,670

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy’s segment financial information for the nine months ended September 30, 2013 and 2012 is as follows:

	Utility	Entergy Wholesale Commodities*	All Other	Eliminations	Entergy
	(In Thousands)
2013
Operating revenues	$6,948,258	$1,770,577	$2,775	($22,569)	$8,699,041
Income taxes	$340,817	($64,968)	($61,647)	$-	$214,202
Consolidated net income (loss)	$680,694	$818	($23,107)	($79,185)	$579,220

2012
Operating revenues	$6,136,101	$1,754,774	$3,027	($28,082)	$7,865,820
Income taxes	$162,914	$11,427	($64,201)	$-	$110,140
Consolidated net income (loss)	$676,244	($18,420)	($11,487)	($79,824)	$566,513

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

Entergy enters into derivatives only to manage natural risks inherent in its physical or financial assets or liabilities.  The maximum length of time over which Entergy is currently hedging the variability in future cash flows with derivatives for forecasted power transactions at September 30, 2013 is approximately 2.25 years.  Planned generation currently under contract from Entergy Wholesale Commodities nuclear power plants is 82% for the remainder of 2013, of which approximately 59% is sold under financial derivatives and the remainder under normal purchase/normal sale contracts.  Total planned generation for the remainder of 2013 is 11 TWh.

Entergy manages fuel price volatility for its Louisiana jurisdictions (Entergy Gulf States Louisiana, Entergy Louisiana, and Entergy New Orleans) and Entergy Mississippi primarily through the purchase of short-term natural gas swaps that financially settle against NYMEX futures.  These swaps are marked-to-market with offsetting regulatory assets or liabilities.  All benefits or costs of the program are recorded in fuel costs.  The notional volumes of these swaps are based on a portion of projected annual exposure to gas for electric generation and projected winter purchases for gas distribution at Entergy Gulf States Louisiana and Entergy New Orleans.  The total volume of natural gas swaps outstanding as of September 30, 2013 is 19,081,000 MMBtu for Entergy, 7,600,000 MMBtu for Entergy Gulf States Louisiana, 8,540,000 MMBtu for Entergy Louisiana, 2,010,000 MMBtu for Entergy Mississippi, and 931,000 MMBtu for Entergy New Orleans.  Credit support for these natural gas swaps is covered by master agreements that do not require collateralization based on mark-to-market value, but do carry adequate assurance language that may lead to collateralization requests.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair values of Entergy’s derivative instruments in the consolidated balance sheet as of September 30, 2013 are shown in the table below.  Certain investments, including those not designated as hedging instruments, are subject to master netting arrangements and are presented in the balance sheet on a net basis in accordance with accounting guidance for derivatives and hedging.

Instrument	Balance Sheet Location	Fair Value (a)	Offset (b)	Net (c) (d)	Business
		(In Millions)

Derivatives designated as hedging instruments

Assets:
Electricity swaps and options	Prepayments and other (current portion)	$50	($28)	$22	Entergy Wholesale Commodities
Electricity swaps and options	Other deferred debits and other assets (non-current portion)	$12	($7)	$5	Entergy Wholesale Commodities

Liabilities:
Electricity swaps and options	Other current liabilities (current portion)	$40	($27)	$13	Entergy Wholesale Commodities
Electricity swaps and options	Other non-current liabilities (non-current portion)	$11	($7)	$4	Entergy Wholesale Commodities

Derivatives not designated as hedging instruments

Assets:
Electricity swaps and options	Prepayments and other (current portion)	$78	($28)	$50	Entergy Wholesale Commodities
Electricity swaps and options	Other deferred debits and other assets (non-current portion)	$15	($7)	$8	Entergy Wholesale Commodities

Liabilities:
Electricity swaps and options	Other current liabilities (current portion)	$39	($29)	$10	Entergy Wholesale Commodities
Electricity swaps and options	Other non-current liabilities (non-current portion)	$16	($7)	$9	Entergy Wholesale Commodities
Natural gas swaps	Other current liabilities	$3	($-)	$3	Utility

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

(a)	Represents the gross amounts of recognized assets/liabilities
(b)	Represents the netting of fair value balances with the same counterparty
(c)	Represents the net amounts of assets /liabilities presented on the Entergy Consolidated Balance Sheets
(d)	Excludes cash collateral in the amounts of $7 million and $56 million held as of September 30, 2013 and December 31, 2012, respectively

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The effect of Entergy’s derivative instruments designated as cash flow hedges on the consolidated income statements for the three months ended September 30, 2013 and 2012 are as follows:

Instrument	Amount of loss recognized in other comprehensive income	Income Statement location	Amount of gain reclassified from AOCI into income

2013
Electricity swaps and options	($4) million	Competitive businesses operating revenues	$35 million

2012
Electricity swaps and options	($108) million	Competitive businesses operating revenues	$61 million

The effect of Entergy’s derivative instruments designated as cash flow hedges on the consolidated income statements for the nine months ended September 30, 2013 and 2012 are as follows:

Instrument	Amount of gain (loss) recognized in other comprehensive income	Income Statement location	Amount of gain reclassified from AOCI into income

2013
Electricity swaps and options	($78) million	Competitive businesses operating revenues	$38 million

2012
Electricity swaps and options	$120 million	Competitive businesses operating revenues	$232 million

Electricity over-the-counter instruments that financially settle against day-ahead power pool prices are used to manage price exposure for Entergy Wholesale Commodities generation.  Unrealized gains or losses recorded in other comprehensive income result from hedging power output at the Entergy Wholesale Commodities power plants.  The related gains or losses from hedging power are included in operating revenues when realized.  Gains totaling approximately $35 million and $61 million were realized on the maturity of cash flow hedges, before taxes of $13 million and $21 million, for the three months ended September 30, 2013 and 2012, respectively.  Gains totaling approximately $38 million and $232 million were realized on the maturity of cash flow hedges, before taxes of $14 million and $81 million, for the nine months ended September 30, 2013 and 2012, respectively. The change in fair value of Entergy’s cash flow hedges due to ineffectiveness during the three months ended September 30, 2013 and 2012 was ($1.8) million and ($1.2) million, respectively. The change in fair value of Entergy’s cash flow hedges due to ineffectiveness during the nine months ended September 30, 2013 and 2012 was ($2.3) million and ($1.6) million, respectively. The ineffective portion of cash flow hedges is recorded in competitive businesses operating revenues.

Based on market prices as of September 30, 2013, unrealized gains recorded in AOCI on cash flow hedges relating to power sales totaled $7 million of net unrealized gains.  Approximately $6 million is expected to be reclassified from AOCI to operating revenues in the next twelve months.  The actual amount reclassified from AOCI, however, could vary due to future changes in market prices.

Certain of the agreements to sell the power produced by Entergy Wholesale Commodities power plants contain provisions that require an Entergy subsidiary to provide collateral to secure its obligations when the current market prices exceed the contracted power prices.  The primary form of collateral to satisfy these requirements is an Entergy Corporation guarantee.  As of September 30, 2013, hedge contracts with five counterparties were in a liability position (approximately $32 million total), but were significantly below the amount of the guarantee provided under the contract and no cash collateral was required. As of September 30, 2012, hedge contracts with one counterparty were in a

Entergy Corporation and Subsidiaries
Notes to Financial Statements

liability position (approximately $2 million total), but were significantly below the amount of the guarantee provided under the contract and no cash collateral was required. If the Entergy Corporation credit rating falls below investment grade, the effect of the corporate guarantee is typically ignored and Entergy would have to post collateral equal to the estimated outstanding liability under the contract at the applicable date.

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

The effect of Entergy’s derivative instruments not designated as hedging instruments on the consolidated income statements for the three months ended September 30, 2013 and 2012 is as follows:

Instrument	Amount of gain recognized in AOCI	Income Statement location	Amount of gain (loss) recorded in income

2013
Natural gas swaps	$-	Fuel, fuel-related expenses, and gas purchased for resale	($1) million
Electricity swaps and options de-designated as hedged items	$4 million	Competitive business operating revenues	$12 million

2012
Natural gas swaps	$-	Fuel, fuel-related expenses, and gas purchased for resale	$7 million
Electricity swaps and options de-designated as hedged items	$3 million	Competitive business operating revenues	($7) million

The effect of Entergy’s derivative instruments not designated as hedging instruments on the consolidated income statements for the nine months ended September 30, 2013 and 2012 is as follows:

Instrument	Amount of gain recognized in AOCI	Income Statement location	Amount of gain (loss) recorded in income

2013
Natural gas swaps	$-	Fuel, fuel-related expenses, and gas purchased for resale	$8 million
Electricity swaps and options de-designated as hedged items	$4 million	Competitive business operating revenues	$2 million

2012
Natural gas swaps	$-	Fuel, fuel-related expenses, and gas purchased for resale	($28) million
Electricity swaps and options de-designated as hedged items	$2 million	Competitive business operating revenues	($6) million

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

The fair values of the Registrant Subsidiaries’ derivative instruments not designated as hedging instruments on their balance sheets as of September 30, 2013 are as follows:

Instrument	Balance Sheet Location	Fair Value	Registrant

Liabilities:
Natural gas swaps	Gas hedge contracts	$1.3 million	Entergy Gulf States Louisiana
Natural gas swaps	Gas hedge contracts	$1.4 million	Entergy Louisiana
Natural gas swaps	Other current liabilities	$0.3 million	Entergy Mississippi
Natural gas swaps	Other current liabilities	$0.2 million	Entergy New Orleans

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

The effects of the Registrant Subsidiaries’ derivative instruments not designated as hedging instruments on their income statements for the three months ended September 30, 2013 and 2012 are as follows:

Instrument	Income Statement Location	Amount of gain (loss) recorded in income	Registrant

2013
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($0.4) million	Entergy Gulf States Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($0.7) million	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($0.3) million	Entergy Mississippi
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($0.1) million	Entergy New Orleans

2012
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$2.0 million	Entergy Gulf States Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$3.8 million	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$1.4 million	Entergy Mississippi

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The effects of the Registrant Subsidiaries’ derivative instruments not designated as hedging instruments on their income statements for the nine months ended September 30, 2013 and 2012 are as follows:

Instrument	Income Statement Location	Amount of gain (loss) recorded in income	Registrant

2013
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$2.4 million	Entergy Gulf States Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$3.2 million	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$2.2 million	Entergy Mississippi
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($0.2) million	Entergy New Orleans

2012
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($8.3) million	Entergy Gulf States Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($10.4) million	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($7.5) million	Entergy Mississippi
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($1.5) million	Entergy New Orleans

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

The values for power contract assets or liabilities are based on both observable inputs including public market prices and interest rates, and unobservable inputs such as implied volatilities, unit contingent discounts, expected basis differences, and credit adjusted counterparty interest rates.  They are classified as Level 3 assets and liabilities.  The valuations of these assets and liabilities are performed by the Entergy Wholesale Commodities Risk Control Group and sent to the Entergy Wholesale Commodities Back Office and Entergy Nuclear Finance groups for evaluation.  The primary functions of the Entergy Wholesale Commodities Risk Control Group include: gathering, validating and reporting market data, providing market and credit risk analyses and valuations in support of Entergy Wholesale Commodities’ commercial transactions, developing and administering protocols for the management of market and credit risks, implementing and maintaining controls around changes to market data in the energy trading and risk management system, reviewing creditworthiness of counterparties, supporting contract negotiations with new counterparties, administering credit support for contracts, and managing the daily margining process.  The Risk Control group is also responsible for managing the energy trading and risk management system, forecasting revenues, forward positions and analysis.  The primary functions of the Entergy Wholesale Commodities Back Office are market and counterparty settlements, revenue reporting and analysis and general ledger. The Entergy Wholesale Commodities Risk Control Group reports to the Vice President – Entergy Wholesale Commodities Chief Financial Officer while the Entergy Wholesale Commodities Back Office reports to the Controller, Competitive Operations.  Entergy Nuclear Finance is primarily responsible for the financial planning of Entergy’s utility and non-utility nuclear businesses. The VP, Chief Financial Officer – Nuclear Operations within Entergy Nuclear Finance reports to the Chief Accounting Officer.

The amounts reflected as the fair value of electricity swaps are based on the estimated amount that the contracts are in-the-money at the balance sheet date (treated as an asset) or out-of-the-money at the balance sheet date (treated as a liability) and would equal the estimated amount receivable to or payable by Entergy if the contracts were settled at that date.  These derivative contracts include cash flow hedges that swap fixed for floating cash flows for sales of the output from the Entergy Wholesale Commodities business.  The fair values are based on the mark-to-market comparison between the fixed contract prices and the floating prices determined each period from quoted forward power market prices.  The differences between the fixed price in the swap contract and these market-related prices multiplied by the volume specified in the contract and discounted at the counterparties’ credit adjusted risk free rate are recorded as derivative contract assets or liabilities.  For contracts that have unit contingent terms, a further discount is applied based on the historical relationship between contract and market prices for similar contract terms.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The amounts reflected as the fair values of electricity options are valued based on a Black Scholes model, and are calculated at the end of each month for accounting purposes.  Inputs to the valuation include end of day forward market prices for the period when the transactions will settle, implied volatilities based on market volatilities provided by a third party data aggregator, and U.S. Treasury rates for a risk-free return rate.  As described further below, prices and implied volatilities are reviewed and can be adjusted if it is determined that there is a better representation of fair value.  As of September 30, 2013, Entergy had in-the-money derivative contracts with a fair value of $85 million with counterparties or their guarantor who are all currently investment grade.  As of September 30, 2013, $36 million of the derivative contracts are out-of-the-money contracts supported by corporate guarantees, which would require additional cash or letters of credit in the event of a decrease in Entergy Corporation’s credit rating to below investment grade.

On a daily basis, Entergy Wholesale Commodities calculates the mark-to-market for all derivative transactions.  Entergy Wholesale Commodities Risk Control Group also validates forward market prices by comparing them to other sources of forward market prices and/or to settlement prices of actual market transactions.  Significant differences are analyzed and potentially adjusted based on these other sources of forward market prices and/or settlement prices of actual market transactions.  Implied volatilities used to value options are also validated using actual counterparty quotes for Entergy Wholesale Commodities transactions when available, and using multiple sources of market implied volatilities.  Moreover, on at least a monthly basis, the Office of Corporate Risk Oversight confirms the mark-to-market calculations and prepares price scenarios and credit downgrade scenario analysis.  The scenario analysis is communicated to senior management within Entergy and within Entergy Wholesale Commodities.  Finally, for all proposed derivative transactions, an analysis is completed to assess the risk of adding the proposed derivative to Entergy Wholesale Commodities’s portfolio.  In particular, the credit, liquidity, and financial metrics impacts are calculated for this analysis.  This analysis is communicated to senior management within Entergy and Entergy Wholesale Commodities.

The following tables set forth, by level within the fair value hierarchy, Entergy’s assets and liabilities that are accounted for at fair value on a recurring basis as of September 30, 2013 and December 31, 2012.  The assessment of the significance of a particular input to a fair value measurement requires judgment and may affect their placement within the fair value hierarchy levels.

2013	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$262	$-	$-	$262
Decommissioning trust funds (a):
Equity securities	418	2,470	-	2,888
Debt securities	741	999	-	1,740
Power contracts	-	-	85	85
Securitization recovery trust account	50	-	-	50
Escrow accounts	135	-	-	135
	$1,606	$3,469	$85	$5,160

Liabilities:
Power contracts	$-	$-	$36	$36
Gas hedge contracts	3	-	-	3
	$3	$-	$36	$39

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2012	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$420	$-	$-	$420
Decommissioning trust funds (a):
Equity securities	358	2,101	-	2,459
Debt securities	769	962	-	1,731
Power contracts	-	-	191	191
Securitization recovery trust account	46	-	-	46
Escrow accounts	386	-	-	386
	$1,979	$3,063	$191	$5,233

Liabilities:
Power contracts	$-	$-	$13	$13
Gas hedge contracts	8	-	-	8
	$8	$-	$13	$21
(a)
The decommissioning trust funds hold equity and fixed income securities. Equity securities are invested to approximate the returns of major market indices.  Fixed income securities are held in various governmental and corporate securities.  See Note 9 for additional information on the investment portfolios.

The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the three months ended September 30, 2013 and 2012:

	2013	2012
	(In Millions)

Balance as of July 1,	$83	$375

Unrealized gains (losses) from price changes	9	(92)
Unrealized losses on originations	(1)	-
Realized losses included in earnings	(6)	(4)
Realized gains on settlements	(36)	(61)

Balance as of September 30,	$49	$218

The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the nine months ended September 30, 2013 and 2012:

	2013	2012
	(In Millions)

Balance as of January 1,	$178	$312

Unrealized gains (losses) from price changes	(62)	136
Unrealized gains on originations	-	7
Realized losses included in earnings	(29)	(5)
Realized gains on settlements	(38)	(232)

Balance as of September 30,	$49	$218

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table sets forth a description of the types of transactions classified as Level 3 in the fair value hierarchy, and the valuation techniques and significant unobservable inputs to each which cause that classification, as of September 30, 2013:

Transaction Type	Fair Value as of September 30, 2013	Significant Unobservable Inputs	Range from Average %	Effect on Fair Value

Electricity swaps	$5 million	Unit contingent discount	+/-3%	$-
Electricity options	$44 million	Implied volatility	+/-40%	$27 million

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

The following table sets forth, by level within the fair value hierarchy, the Registrant Subsidiaries’ assets that are accounted for at fair value on a recurring basis as of September 30, 2013 and December 31, 2012.  The assessment of the significance of a particular input to a fair value measurement requires judgment and may affect its placement within the fair value hierarchy levels.

Entergy Arkansas

2013	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$41.7	$-	$-	$41.7
Decommissioning trust funds (a):
Equity securities	4.2	426.6	-	430.8
Debt securities	68.8	170.2	-	239.0
Securitization recovery trust account	7.9	-	-	7.9
Escrow accounts	38.0	-	-	38.0
	$160.6	$596.8	$-	$757.4

2012	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$24.9	$-	$-	$24.9
Decommissioning trust funds (a):
Equity securities	9.5	374.5	-	384.0
Debt securities	94.3	122.3	-	216.6
Securitization recovery trust account	4.4	-	-	4.4
Escrow accounts	38.0	-	-	38.0
	$171.1	$496.8	$-	$667.9

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Gulf States Louisiana

2013	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$0.6	$-	$-	$0.6
Decommissioning trust funds (a):
Equity securities	5.6	341.6	-	347.2
Debt securities	53.3	137.1	-	190.4
Escrow accounts	21.5	-	-	21.5
	$81.0	$478.7	$-	$559.7

Liabilities:
Gas hedge contracts	$1.3	$-	$-	$1.3

2012	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$0.6	$-	$-	$0.6
Decommissioning trust funds (a):
Equity securities	5.5	283.0	-	288.5
Debt securities	49.5	139.4	-	188.9
Escrow accounts	87.0	-	-	87.0
	$142.6	$422.4	$-	$565.0

Liabilities:
Gas hedge contracts	$2.6	$-	$-	$2.6

Entergy Louisiana

2013	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$40.5	$-	$-	$40.5
Decommissioning trust funds (a):
Equity securities	4.6	210.1	-	214.7
Debt securities	51.8	58.9	-	110.7
Securitization recovery trust account	10.5	-	-	10.5
	$107.4	$269.0	$-	$376.4

Liabilities:
Gas hedge contracts	$1.4	$-	$-	$1.4

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2012	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$29.3	$-	$-	$29.3
Decommissioning trust funds (a):
Equity securities	2.0	173.5	-	175.5
Debt securities	52.6	59.3	-	111.9
Securitization recovery trust account	4.4	-	-	4.4
Escrow accounts	187.0	-	-	187.0
	$275.3	$232.8	$-	$508.1

Liabilities:
Gas hedge contracts	$3.4	$-	$-	$3.4

Entergy Mississippi

2013	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Escrow accounts	$61.8	$-	$-	$61.8

Liabilities:
Gas hedge contracts	$0.3	$-	$-	$0.3

2012	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$52.4	$-	$-	$52.4
Escrow accounts	61.8	-	-	61.8
	$114.2	$-	$-	$114.2

Liabilities:
Gas hedge contracts	$2.2	$-	$-	$2.2

Entergy New Orleans

2013	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$14.4	$-	$-	$14.4
Escrow accounts	8.7	-	-	8.7
	$23.1	$-	$-	$23.1

Liabilities:
Gas hedge contracts	$0.2	$-	$-	$0.2

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2012	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$9.1	$-	$-	$9.1
Escrow accounts	10.6	-	-	10.6
	$19.7	$-	$-	$19.7

Entergy Texas

2013	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$19.7	$-	$-	$19.7
Securitization recovery trust account	31.4	-	-	31.4
	$51.1	$-	$-	$51.1

2012	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$59.7	$-	$-	$59.7
Securitization recovery trust account	37.3	-	-	37.3
	$97.0	$-	$-	$97.0

System Energy

2013	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investment	$3.1	$-	$-	$3.1
Decommissioning trust funds (a):
Equity securities	1.0	342.8	-	343.8
Debt securities	151.6	68.0	-	219.6
	$155.7	$410.8	$-	$566.5

2012	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$83.5	$-	$-	$83.5
Decommissioning trust funds (a):
Equity securities	1.6	282.0	-	283.6
Debt securities	141.1	65.9	-	207.0
	$226.2	$347.9	$-	$574.1

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

The securities held as of September 30, 2013 and December 31, 2012 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)

2013
Equity Securities	$2,888	$1,067	$1
Debt Securities	1,740	59	24
Total	$4,628	$1,126	$25

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)

2012
Equity Securities	$2,459	$662	$1
Debt Securities	1,731	116	5
Total	$4,190	$778	$6

Deferred taxes on unrealized gains/(losses) are recorded in other comprehensive income for the decommissioning trusts which do not meet the criteria for regulatory accounting treatment as described above. Unrealized gains/(losses) above are reported before deferred taxes of $276 million and $211 million as of September 30, 2013 and December 31, 2012, respectively.  The amortized cost of debt securities was $1,709 million as of September 30, 2013 and $1,637 million as of December 31, 2012.  As of September 30, 2013, the debt securities have an average coupon rate of approximately 3.54%, an average duration of approximately 5.13 years, and an average maturity of approximately 7.68 years.  The equity securities are generally held in funds that are designed to approximate or somewhat exceed the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the securities are held in funds intended to replicate the return of the Wilshire 4500 Index or the Russell 3000 Index.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of September 30, 2013:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$19	$1	$589	$21
More than 12 months	-	-	39	3
Total	$19	$1	$628	$24

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2012:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$37	$1	$175	$1
More than 12 months	20	-	48	4
Total	$57	$1	$223	$5

The unrealized losses in excess of twelve months on equity securities above relate to Entergy’s Utility operating companies and System Energy.

The fair value of debt securities, summarized by contractual maturities, as of September 30, 2013 and December 31, 2012 are as follows:

	2013	2012
	(In Millions)
less than 1 year	$109	$53
1 year - 5 years	679	681
5 years - 10 years	574	562
10 years - 15 years	145	164
15 years - 20 years	59	61
20 years+	174	210
Total	$1,740	$1,731

During the three months ended September 30, 2013 and 2012, proceeds from the dispositions of securities amounted to $284 million and $472 million, respectively.  During the three months ended September 30, 2013 and 2012, gross gains of $3 million and $8 million, respectively, and gross losses of $4 million and $0.2 million, respectively, were reclassified out of other comprehensive income or other regulatory liabilities/assets into earnings.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

During the nine months ended September 30, 2013 and 2012, proceeds from the dispositions of securities amounted to $1,064 million and $1,417 million, respectively.  During the nine months ended September 30, 2013 and 2012, gross gains of $25 million and $32 million, respectively, and gross losses of $7 million and $5 million, respectively, were reclassified out of other comprehensive income or other regulatory liabilities/assets into earnings.

Entergy Arkansas

Entergy Arkansas holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts.  The securities held as of September 30, 2013 and December 31, 2012 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2013
Equity Securities	$430.8	$181.7	$-
Debt Securities	239.0	6.3	4.1
Total	$669.8	$188.0	$4.1

2012
Equity Securities	$384.0	$116.1	$-
Debt Securities	216.6	14.5	0.2
Total	$600.6	$130.6	$0.2

The amortized cost of debt securities was $240 million as of September 30, 2013 and $202.3 million as of December 31, 2012.  As of September 30, 2013, the debt securities have an average coupon rate of approximately 2.83%, an average duration of approximately 5.30 years, and an average maturity of approximately 6.03 years.  The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of September 30, 2013:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$0.1	$-	$123.7	$3.9
More than 12 months	-	-	3.3	0.2
Total	$0.1	$-	$127.0	$4.1

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2012:

Entergy Corporation and Subsidiaries
Notes to Financial Statements

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$0.2	$-	$24.4	$0.2
More than 12 months	-	-	1.0	-
Total	$0.2	$-	$25.4	$0.2

The fair value of debt securities, summarized by contractual maturities, as of September 30, 2013 and December 31, 2012 are as follows:

	2013	2012
	(In Millions)

less than 1 year	$8.2	$8.8
1 year - 5 years	100.5	98.6
5 years - 10 years	122.3	93.1
10 years - 15 years	3.3	5.1
15 years - 20 years	0.9	-
20 years+	3.8	11.0
Total	$239.0	$216.6

During the three months ended September 30, 2013 and 2012, proceeds from the dispositions of securities amounted to $30.3 million and $15 million, respectively.  During the three months ended September 30, 2013 and 2012, gross gains of $0.6 million and $0.1 million, respectively, and gross losses of $0.1 million and $0.01 million, respectively were reclassified out of other regulatory liabilities/assets into earnings.

During the nine months ended September 30, 2013 and 2012, proceeds from the dispositions of securities amounted to $173.4 million and $103.4 million, respectively.  During the nine months ended September 30, 2013 and 2012, gross gains of $9.3 million and $2.8 million, respectively, and gross losses of $0.2 million and $0.05 million, respectively were reclassified out of other regulatory liabilities/assets into earnings.

Entergy Gulf States Louisiana

Entergy Gulf States Louisiana holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts.  The securities held as of September 30, 2013 and December 31, 2012 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2013
Equity Securities	$347.2	$118.0	$-
Debt Securities	190.4	8.7	2.6
Total	$537.6	$126.7	$2.6

2012
Equity Securities	$288.5	$69.8	$-
Debt Securities	188.9	15.8	0.1
Total	$477.4	$85.6	$0.1

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The amortized cost of debt securities was $182.5 million as of September 30, 2013 and $174.1 million as of December 31, 2012.  As of September 30, 2013, the debt securities have an average coupon rate of approximately 4.58%, an average duration of approximately 5.46 years, and an average maturity of approximately 8.10 years.  The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of September 30, 2013:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$0.4	$-	$60.0	$2.6
More than 12 months	-	-	-	-
Total	$0.4	$-	$60.0	$2.6

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2012:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$1.2	$-	$9.1	$0.1
More than 12 months	1.0	-	-	-
Total	$2.2	$-	$9.1	$0.1

The fair value of debt securities, summarized by contractual maturities, as of September 30, 2013 and December 31, 2012 are as follows:

	2013	2012
	(In Millions)

less than 1 year	$8.0	$8.0
1 year - 5 years	41.7	43.5
5 years - 10 years	71.5	63.5
10 years - 15 years	52.8	55.8
15 years - 20 years	6.5	8.5
20 years+	9.9	9.6
Total	$190.4	$188.9

Entergy Corporation and Subsidiaries
Notes to Financial Statements

During the three months ended September 30, 2013 and 2012, proceeds from the dispositions of securities amounted to $19.5 million and $35.9 million, respectively.  During the three months ended September 30, 2013 and 2012, gross gains of $0.3 million and $3.9 million, respectively, and gross losses of $0.02 million and $0.7 thousand, respectively, were reclassified out of other regulatory liabilities/assets into earnings.

During the nine months ended September 30, 2013 and 2012, proceeds from the dispositions of securities amounted to $66.2 million and $96.7 million, respectively.  During the nine months ended September 30, 2013 and 2012, gross gains of $6.6 million and $6.4 million, respectively, and gross losses of $0.03 million and $0.03 million, respectively, were reclassified out of other regulatory liabilities/assets into earnings.

Entergy Louisiana

Entergy Louisiana holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts.  The securities held as of September 30, 2013 and December 31, 2012 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2013
Equity Securities	$214.7	$82.5	$-
Debt Securities	110.7	5.6	1.5
Total	$325.4	$88.1	$1.5

2012
Equity Securities	$175.5	$48.9	$0.1
Debt Securities	111.9	9.4	0.1
Total	$287.4	$58.3	$0.2

The amortized cost of debt securities was $106.8 million as of September 30, 2013 and $102.6 million as of December 31, 2012.  As of September 30, 2013, the debt securities have an average coupon rate of approximately 3.42%, an average duration of approximately 4.91 years, and an average maturity of approximately 8.53 years.  The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of September 30, 2013:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$0.1	$-	$29.0	$1.4
More than 12 months	-	-	0.6	0.1
Total	$0.1	$-	$29.6	$1.5

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2012:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$0.7	$-	$3.4	$-
More than 12 months	5.6	0.1	0.5	0.1
Total	$6.3	$0.1	$3.9	$0.1

The fair value of debt securities, summarized by contractual maturities, as of September 30, 2013 and December 31, 2012 are as follows:

	2013	2012
	(In Millions)

less than 1 year	$14.4	$1.9
1 year - 5 years	32.0	42.3
5 years - 10 years	35.6	24.9
10 years - 15 years	6.5	18.8
15 years - 20 years	4.5	1.7
20 years+	17.7	22.3
Total	$110.7	$111.9

During the three months ended September 30, 2013 and 2012, proceeds from the dispositions of securities amounted to $2.7 million and $9.5 million, respectively.  During the three months ended September 30, 2013 and 2012, gross gains of $0.01 million and $0.1 million, respectively, and gross losses of $0.01 million and $0.5 thousand, respectively, were reclassified out of other regulatory liabilities/assets into earnings.

During the nine months ended September 30, 2013 and 2012, proceeds from the dispositions of securities amounted to $12.2 million and $19.8 million, respectively.  During the nine months ended September 30, 2013 and 2012, gross gains of $0.06 million and $0.2 million, respectively, and gross losses of $0.03 million and $0.03 million, respectively, were reclassified out of other regulatory liabilities/assets into earnings.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

System Energy

System Energy holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts.  The securities held as of September 30, 2013 and December 31, 2012 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2013
Equity Securities	$343.8	$117.9	$-
Debt Securities	219.6	4.6	1.2
Total	$563.4	$122.5	$1.2

2012
Equity Securities	$283.6	$63.6	$0.2
Debt Securities	207.0	9.3	0.1
Total	$490.6	$72.9	$0.3

The amortized cost of debt securities was $216.5 million as of September 30, 2013 and $197.8 million as of December 31, 2012.  As of September 30, 2013, the debt securities have an average coupon rate of approximately 2.57%, an average duration of approximately 4.47 years, and an average maturity of approximately 5.97 years.  The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of September 30, 2013:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$0.2	$-	$52.9	$1.2
More than 12 months	-	-	-	-
Total	$0.2	$-	$52.9	$1.2

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2012:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$1.4	$-	$15.5	$0.1
More than 12 months	13.0	0.2	-	-
Total	$14.4	$0.2	$15.5	$0.1

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair value of debt securities, summarized by contractual maturities, as of September 30, 2013 and December 31, 2012 are as follows:

	2013	2012
	(In Millions)

less than 1 year	$10.4	$1.3
1 year - 5 years	132.4	128.7
5 years - 10 years	51.0	53.9
10 years - 15 years	6.3	2.3
15 years - 20 years	2.0	1.4
20 years+	17.5	19.4
Total	$219.6	$207.0

During the three months ended September 30, 2013 and 2012, proceeds from the dispositions of securities amounted to $53.4 million and $91.8 million, respectively.  During the three months ended September 30, 2013 and 2012, gross gains of $0.1 million and $0.5 million, respectively, and gross losses of $0.8 million and $0.05 million, respectively, were reclassified out of other regulatory liabilities/assets into earnings.

During the nine months ended September 30, 2013 and 2012, proceeds from the dispositions of securities amounted to $144.6 million and $315.0 million, respectively.  During the nine months ended September 30, 2013 and 2012, gross gains of $0.9 million and $3.5 million, respectively, and gross losses of $1.2 million and $0.2 million, respectively, were reclassified out of other regulatory liabilities/assets into earnings.

Other-than-temporary impairments and unrealized gains and losses

Entergy, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, and System Energy evaluate unrealized losses at the end of each period to determine whether an other-than-temporary impairment has occurred.  The assessment of whether an investment in a debt security has suffered an other-than-temporary impairment is based on whether Entergy has the intent to sell or more likely than not will be required to sell the debt security before recovery of its amortized costs.  Further, if Entergy does not expect to recover the entire amortized cost basis of the debt security, an other-than-temporary impairment is considered to have occurred and it is measured by the present value of cash flows expected to be collected less the amortized cost basis (credit loss).  Entergy did not have any material other-than-temporary impairments relating to credit losses on debt securities for the three and nine months ended September 30, 2013 and 2012.  The assessment of whether an investment in an equity security has suffered an other-than-temporary impairment continues to be based on a number of factors including, first, whether Entergy has the ability and intent to hold the investment to recover its value, the duration and severity of any losses, and, then, whether it is expected that the investment will recover its value within a reasonable period of time.  Entergy’s trusts are managed by third parties who operate in accordance with agreements that define investment guidelines and place restrictions on the purchases and sales of investments.  Entergy did not record material charges to other income in the three and nine months ended September 30, 2013 and 2012, respectively, resulting from the recognition of the other-than-temporary impairment of certain equity securities held in its decommissioning trust funds.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

NOTE 10.  INCOME TAXES (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

See Income Tax Litigation, Income Tax Audits, and Other Tax Matters in Note 3 to the financial statements in the Form 10-K for a discussion of income tax proceedings, income tax audits, and other income tax matters involving Entergy.  Following are updates to that disclosure.

In March 2013, Entergy Louisiana distributed to its parent, Entergy Louisiana Holdings, Inc., Louisiana income tax credits of $20.6 million which resulted in a decrease in Entergy Louisiana’s member’s equity account.

As discussed in the Form 10-K, oral argument in PPL’s U.K. Windfall Tax case at the United States Supreme Court was heard in February 2013.  On May 20, 2013, the Supreme Court issued a unanimous decision in PPL’s favor, holding that the U.K. Windfall Tax is a creditable tax for U.S. federal income tax purposes.  On May 28, 2013, the Supreme Court denied the petition for certiorari filed by the Commissioner of Internal Revenue in Entergy’s U.K. Windfall Tax case, allowing the decision in Entergy’s favor from the United States Court of Appeals for the Fifth Circuit to become final.

In the third quarter 2013, the IRS issued its Revenue Agent’s Report (RAR) for the tax years 2008-2009.  As a result of the issuance of this RAR, Entergy and the IRS resolved all of the 2008-2009 issues described in the Form 10-K except for the Applications for Change in Accounting Method (the 2009 CAM).  Entergy disagrees with the IRS’s disallowance of the 2009 CAM and filed a protest with the IRS Appeals Division on October 24, 2013.  The issuance of the RAR by the IRS effectively settles all other issues which resulted in an adjustment to the provision for uncertain tax positions.  Entergy also negotiated favorable interest settlements with state taxing authorities which allowed for an adjustment to the provision for uncertain tax positions.

Entergy also reduced a valuation allowance that had been provided on a state net operating loss carryover due to the prospective utilization of such loss carryover.

In September 2013 the IRS issued final regulations that provide guidance on the deductibility and capitalization of costs incurred associated with tangible property.   Although Entergy continues to analyze these regulations, which contain numerous complex provisions, Entergy currently estimates that the effect of the regulations would result in a $348 million reduction of Entergy’s repair and maintenance tax deduction, including decreases of $114 million for Entergy Arkansas, $34 million for Entergy Gulf States Louisiana, $22 million for Entergy Louisiana, $43 million for Entergy Mississippi, $137 million for Entergy Texas, and an increase of $2 million for Entergy New Orleans.

NOTE 11.  PROPERTY, PLANT, AND EQUIPMENT (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Construction Expenditures in Accounts Payable

Construction expenditures included in accounts payable at September 30, 2013 are $91.5 million for Entergy, $25.6 million for Entergy Arkansas, $17.7 million for Entergy Gulf States Louisiana, $12.4 million for Entergy Louisiana, $0.8 million for Entergy Mississippi, $1.4 million for Entergy New Orleans, $4.7 million for Entergy Texas, and $5.2 million for System Energy.  Construction expenditures included in accounts payable at December 31, 2012 are $267 million for Entergy, $56.3 million for Entergy Arkansas, $9.7 million for Entergy Gulf States Louisiana, $110.4 million for Entergy Louisiana, $4.8 million for Entergy Mississippi, $1.9 million for Entergy New Orleans, $8.6 million for Entergy Texas, and $13.5 million for System Energy.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Impairment of Long-Lived Assets

See “Impairment of Long-Lived Assets” in Note 1 to the financial statements in the Form 10-K for a discussion of the periodic reviews that Entergy performs whenever events or changes in circumstances indicate that the recoverability of long-lived assets is uncertain.  Following are updates to that discussion regarding the Vermont Yankee nuclear power plant.

First, as discussed in the Form 10-K, Entergy was seeking a Certificate of Public Good from the Vermont Public Service Board (VPSB) for operation of Vermont Yankee until March 2032.  In June 2013 the VPSB completed hearings on that petition and established a schedule providing for proposals for decision and initial briefs to be filed in August 2013 and reply briefs to be filed in September 2013.  After Entergy announced its plan to close Vermont Yankee in the fourth quarter of 2014, as discussed below, Entergy amended its Certificate of Public Good request to seek authorization to operate Vermont Yankee only through 2014.  The VPSB thereafter postponed the date for reply briefs to be filed until October 2013 and invited comments on the reply briefs to be filed in November 2013.  Second, as discussed in the Form 10-K, the New England Coalition in December 2012 filed a complaint in the Vermont Supreme Court seeking an order to shut down Vermont Yankee while its Certificate of Public Good application is pending, and Entergy moved to dismiss that complaint.  On March 25, 2013, the Vermont Supreme Court granted Entergy’s motion and dismissed the complaint.  Third, as discussed in the Form 10-K, Entergy appealed a January 2013 order of the VPSB that made ripe for appeal two earlier orders in which the VPSB had found that the state’s timely renewal law, 3 V.S.A. § 814(b), did not apply to certain conditions in the orders issued by the VPSB in 2002 and 2006 precluding Vermont Yankee’s operation after March 21, 2012.  Briefing of this appeal has been completed.  After Entergy announced its plan to close Vermont Yankee in 2014, the Vermont Supreme Court placed the appeal on waiting status until after the VPSB has ruled on Vermont Yankee’s pending petition for a Certificate of Public Good.  Fourth, as discussed in the Form 10-K, in February 2013 the VPSB issued a notice allowing comments to be filed regarding Vermont Yankee’s petition for a Certificate of Public Good to install a diesel generator to enable it to comply with the NRC’s station blackout requirements.  On June 6, 2013, the VPSB issued a Certificate of Public Good for the diesel generator.  The generator was installed and put into service before the September 1, 2013 deadline for compliance with these NRC requirements.  Fifth, on August 14, 2013, the U.S. Court of Appeals for the Second Circuit affirmed the January 2012 District Court decision that the Atomic Energy Act preempts Vermont’s laws requiring the Legislature’s authorization for Vermont Yankee to operate after March 21, 2012 and to store spent nuclear fuel from some operation and also affirmed the District Court’s permanent injunction prohibiting enforcement of these Vermont laws.  The Second Circuit reversed the District Court’s decision that Vermont’s efforts to condition a CPG upon the existence of a below wholesale market power sales agreement violated the Dormant Commerce Clause of the U.S. Constitution, and affirmed the District Court’s decision that such efforts were not preempted by the Federal Power Act, on the ground that these claims were not yet ripe.

Impairments of Vermont Yankee

See the Form 10-K for a discussion of the impairment charge recorded for the Vermont Yankee plant in the first quarter 2012.

On August 27, 2013, Entergy announced its plan to close and decommission Vermont Yankee.  Vermont Yankee is expected to cease power production in the fourth quarter 2014 after its current fuel cycle.  This decision was approved by the Board in August 2013.  The decision to shut down the plant was primarily due to sustained low natural gas and wholesale energy prices, the high cost structure of the plant, and lack of a market structure that adequately compensates merchant nuclear plants for their environmental and fuel diversity benefits in the region in which the plant operates.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

As a result of the decision to shut down the plant, Entergy recognized non-cash impairment and other related charges of $291.5 million ($183.7 million after-tax) during the third quarter 2013 to write down the carrying value of Vermont Yankee and related assets to their fair values.  Entergy performed a fair value analysis based on the income approach, a discounted cash flow method, to determine the amount of impairment.  The estimated fair value of the plant and related assets was $62 million, while the carrying value was $349 million.  The carrying value of $349 million reflects the effect of a $58 million increase in Vermont Yankee’s estimated decommissioning cost liability and the related asset retirement cost asset.  The increase in the estimated decommissioning cost liability resulted from the change in expectation regarding the timing of decommissioning cash flows due to the decision to cease operations.  The impairment and other related charges are recorded as a separate line item in Entergy’s consolidated statements of income for the three and nine months ended September 30, 2013 and is included within the results of the Entergy Wholesale Commodities segment.

The estimate of fair value was based on the price that Entergy would expect to receive in a hypothetical sale of the Vermont Yankee plant and related assets to a market participant.  In order to determine this price, Entergy used significant observable inputs, including quoted forward power and gas prices, where available.  Significant unobservable inputs, such as projected long-term pre-tax operating margins (cash basis), and estimated weighted average costs of capital were also used in the estimation of fair value.  In addition, Entergy made certain assumptions regarding future tax deductions associated with the plant and related assets.  Based on the use of significant unobservable inputs, the fair value measurement for the entirety of the asset group, and for each type of asset within the asset group, is classified as Level 3 in the fair value hierarchy discussed in Note 8 to the financial statements.

The following table sets forth a description of significant unobservable inputs used in the valuation of the Vermont Yankee plant and related assets:

Significant Unobservable Input	Amount

Weighted average cost of capital	7.5%
Long-term pre-tax operating margin (cash basis)	7.0%

Entergy’s Accounting Policy group, which reports to the Chief Accounting Officer, was primarily responsible for determining the valuation of the Vermont Yankee plant and related assets, in consultation with external advisors.  Entergy’s Accounting Policy group obtained and reviewed information from other Entergy departments with expertise on the various inputs and assumptions that were necessary to calculate the fair value of the asset group.

In addition to the impairment charge and depreciation of the remaining plant balance by the end of 2014, Entergy expects to record additional charges through the end of 2014 totaling approximately $55 million to $60 million related to severance and employee retention costs relating to the shutdown of Vermont Yankee.

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

Entergy Louisiana and System Energy are each considered to hold a variable interest in the lessors from which they lease, respectively, undivided interests representing approximately 9.3% of the Waterford 3 and 11.5% of the Grand Gulf nuclear plants.  Entergy Louisiana and System Energy are the lessees under these arrangements, which are described in more detail in Note 10 to the financial statements in the Form 10-K.  Entergy Louisiana made payments on its lease, including interest, of $7.8 million and $12.3 million in the three months ended September 30, 2013 and 2012, respectively. Entergy Louisiana made payments on its lease, including interest, of $26.3 million and $39.1 million in the nine months ended September 30, 2013 and 2012, respectively.  System Energy made payments on its lease, including interest, of $3.7 million and $1.8 million in the three months ended September 30, 2013 and 2012, respectively. System Energy made payments on its lease, including interest, of $50.5 million and $50.0 million in the nine months ended September 30, 2013 and 2012, respectively.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

NOTE 13.  ASSET RETIREMENT OBLIGATIONS  (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

See Note 9 to the financial statements in the Form 10-K for a discussion of asset retirement obligations.  Following is an update to that discussion.

In the first quarter 2013, Entergy Wholesale Commodities recorded a revision to its estimated decommissioning cost liability for a nuclear site as a result of a revised decommissioning cost study.  The revised estimate resulted in a $46.6 million reduction in the decommissioning cost liability, along with a corresponding reduction in the related asset retirement cost asset.

In the third quarter 2013, Entergy Wholesale Commodities recorded a revision to its estimated decommissioning cost liability for Vermont Yankee as a result of a revised decommissioning cost study. The revised estimate resulted in a $58 million increase in the decommissioning cost liability, along with a corresponding increase in the related asset retirement cost asset. The increase in the estimated decommissioning cost liability resulted from the change in expectation regarding the timing of decommissioning cash flows due to the decision to cease operations of the plant.  See Note 11 to the financial statements herein for further discussion of the Vermont Yankee plant.

Assuming the end of Vermont Yankee operations in the fourth quarter 2014, the amount required to meet the NRC minimum for decommissioning financial assurance for license termination is $566 million.  The Vermont Yankee decommissioning trust had a balance of approximately $584 million as of September 30, 2013, excluding the $40 million guarantee by Entergy Corporation to satisfy NRC requirements following the 2009 review of financial assurance levels.  Filings with the NRC for planned shutdown activities will determine whether any other financial assurance may be required and will specifically address funding for spent fuel management, which will be required until the federal government takes possession of the fuel and removes it from the site, per its current obligations.
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

Part I, Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of September 30, 2013, evaluations were performed under the supervision and with the participation of Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy (individually “Registrant” and collectively the “Registrants”) management, including their respective Principal Executive Officers (PEO) and Principal Financial Officers (PFO).  The evaluations assessed the effectiveness of the Registrants’ disclosure controls and procedures.  Based on the evaluations, each PEO and PFO has concluded that, as to the Registrant or Registrants for which they serve as PEO or PFO, the Registrant’s or Registrants’ disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms; and that the Registrant’s or Registrants’ disclosure controls and procedures are also effective in reasonably assuring that such information is accumulated and communicated to the Registrant’s or Registrants’ management, including their respective PEOs and PFOs, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

Under the supervision and with the participation of each Registrants’ management, including its respective PEO and PFO, each Registrant evaluated changes in internal control over financial reporting that occurred during the quarter ended September 30, 2013 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

Results of Operations

Net Income

Third Quarter 2013 Compared to Third Quarter 2012

Net income remained relatively unchanged.  Higher net revenue and lower taxes other than income taxes were offset by higher other operation and maintenance expenses, higher depreciation and amortization expenses, and higher interest expense.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Net income decreased $4.4 million primarily due to higher other operation and maintenance expenses, a higher effective income tax rate, higher interest expense, and higher depreciation and amortization expenses, partially offset by higher net revenue and higher other income.

 Net Revenue

Third Quarter 2013 Compared to Third Quarter 2012

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory credits.  Following is an analysis of the change in net revenue comparing the third quarter 2013 to the third quarter 2012:

Amount
(In Millions)

2012 net revenue	$397.4
Retail electric price	13.8
ANO decommissioning trust	3.2
Volume/weather	(6.7)
Other	0.1
2013 net revenue	$407.8

The retail electric price variance is primarily due to:

•
an increase in the capacity acquisition rider, as approved by the APSC, effective with the first billing cycle of December 2012, relating to the Hot Spring plant acquisition.  The net income effect of the Hot Spring plant cost recovery is limited to a portion representing an allowed return on equity on the net plant investment with the remainder offset by the Hot Spring plant costs in other operation and maintenance expenses, depreciation expenses, and taxes other than income taxes; and

Entergy Arkansas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

•
an increase in the energy efficiency rider, as approved by the APSC, effective July 2013.  Energy efficiency revenues are offset by costs included in other operation and maintenance expenses and have no effect on net income.

The ANO decommissioning trust variance is primarily due to higher regulatory credits resulting from a decrease in interest earned on decommissioning trust fund investments. There is no effect on net income as this interest is reflected in other income.

The volume/weather variance is primarily due to the effect of less favorable weather on residential and commercial sales, partially offset by an increase in sales volume in the unbilled sales period.

Gross operating revenues and fuel and purchased power expenses

Gross operating revenues decreased primarily due to a decrease of $37 million in fuel cost recovery revenues as a result of lower fuel rates and the decrease related to volume/weather, as discussed above.

The decrease was partially offset by:

•	an increase of $16.8 million in gross wholesale revenues primarily due to increased sales to affiliated customers and higher prices;
•	an increase of $9.6 million due to the increase in the capacity acquisition rider, as discussed above; and
•	an increase of $4.7 million in rider revenues primarily due to an increase in the Grand Gulf rate effective January 2013.

Fuel and purchased power expenses decreased primarily due to a decrease in the recovery from customers of deferred fuel costs due to lower fuel rates.  This decrease was offset by increased gas-fired generation due to an increase in demand as a result of the ANO extended outage and an increase in the average market prices of natural gas.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory credits.  Following is an analysis of the change in net revenue comparing the nine months ended September 30, 2013 to the nine months ended September 30, 2012:

Amount
(In Millions)

2012 net revenue	$987.5
Retail electric price	36.6
MISO deferral	11.1
Net wholesale revenue	5.9
Volume/weather	(15.3)
Other	(3.6)
2013 net revenue	$1,022.2

The retail electric price variance is primarily due to:

•
an increase in the capacity acquisition rider, as approved by the APSC, effective with the first billing cycle of December 2012, relating to the Hot Spring plant acquisition.  The net income effect of the Hot Spring plant cost recovery is limited to a portion representing an allowed return on equity on the net plant investment with the remainder offset by the Hot Spring plant costs in other operation and maintenance expenses, depreciation expenses, and taxes other than income taxes; and

Entergy Arkansas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

•
an increase in the energy efficiency rider, as approved by the APSC, effective July 2013 and July 2012.  Energy efficiency revenues are offset by costs included in other operation and maintenance expenses and have no effect on net income.

The MISO deferral variance is due to the deferral in April 2013, as approved by the APSC, of costs incurred since March 2010 related to the transition and implementation of joining the MISO RTO.

The net wholesale variance is primarily due to higher margins on co-owner contracts.

The volume/weather variance is primarily due to a decrease of 481 GWh, or 3%, in billed electricity, including the effect of less favorable weather, as compared to the prior year, on residential and commercial sales.

Gross operating revenues, fuel and purchased power expenses, and other regulatory credits

Gross operating revenues increased primarily due to:

•	an increase of $42.7 million in gross wholesale revenues primarily due to increased sales to affiliated customers and higher prices;
•
the June 2012 AmerenUE refund of $30.6 million, including interest, in rough production cost equalization payments collected from AmerenUE.  Entergy Arkansas had previously recorded a regulatory provision for the potential refund to AmerenUE.  The result of the refund in 2012 was a decrease in gross revenues with an offsetting increase in other regulatory credits.  See Note 2 to the financial statements in the Form 10-K for a discussion of the FERC order in the System Agreement production cost equalization proceedings;

•	an increase of $22.9 million due to the increase in the capacity acquisition rider, as discussed above;
•	an increase of $17 million in rider revenues primarily due to an increase in the Grand Gulf rate effective January 2013;
•	an increase of $14.6 million in rider revenues due to increases in the energy efficiency rider effective July 2013 and July 2012, as discussed above; and
•
an increase of $11.3 million in rider revenues related to higher System Agreement production cost equalization payments.  These revenues are offset in deferred fuel expenses.  See Note 2 to the financial statements herein and in the Form 10-K for a discussion of the FERC orders in the System Agreement production cost equalization proceedings.

The increase was partially offset by a decrease of $68.3 million in fuel cost recovery revenues as a result of lower fuel rates, and the decrease related to volume/weather, as discussed above.

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

Other regulatory credits decreased primarily due to the June 2012 refund to AmerenUE, as discussed above, and higher deferred gains in 2013 on the ANO 1 decommissioning trust fund investments.  These decreases were partially offset by the deferral of MISO costs in April 2013, as discussed above.

Entergy Arkansas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

Other Income Statement Variances

Third Quarter 2013 Compared to Third Quarter 2012

Other operation and maintenance expenses increased primarily due to:

•
an increase of $3.5 million in compensation and benefits costs primarily due to a decrease in the discount rates used to determine net periodic pension and other postretirement benefit costs and a settlement charge, recognized in September 2013, related to the payment of lump sum benefits out of the non-qualified pension plan.  See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates" in the Form 10-K and Note 6 to the financial statements herein for further discussion of benefits costs;

•	an increase of $2.5 million in energy efficiency costs. These costs are recovered through the energy efficiency rider and have no effect on net income;
•	an increase of $2.1 million in distribution contract work primarily due to vegetation maintenance; and
•
an increase of $2.1 million in fossil-fueled generation expenses primarily due to the addition of the Hot Spring plant in November 2012, partially offset by higher plant outage costs in 2012 due to a greater scope of work.

These increases were partially offset by a decrease of $2.8 million in nuclear generation costs primarily due to lower labor and contract costs.

Depreciation and amortization expenses increased primarily due to the acquisition of the Hot Spring plant in November 2012.

Interest expense increased primarily due to the issuance of $200 million of 4.90% Series first mortgage bonds in December 2012, the issuance of $250 million of 3.05% Series first mortgage bonds in May 2013, and the issuance of $125 million of 4.75% Series first mortgage bonds in June 2013.  This increase was partially offset by the retirement, at maturity, of $300 million of 5.40% Series first mortgage bonds in August 2013.

Taxes other than income taxes decreased primarily due to a decrease in local franchise tax resulting from lower commercial and residential revenues as compared to the same period in 2012.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Other operation and maintenance expenses increased primarily due to:

•	an increase of $12 million in energy efficiency costs. These costs are recovered through the energy efficiency rider and have no effect on net income;
•
an increase of $11 million resulting from costs related to the generator stator incident at ANO, including an offset for expected insurance proceeds.  See “ANO Damage and Outage” below for further discussion of the incident;

•	an increase of $10.8 million in fossil-fueled generation expenses primarily due to the addition of the Hot Spring plant in November 2012; and
•
an increase of $8.7 million in compensation and benefits costs primarily due to a decrease in the discount rates used to determine net periodic pension and other postretirement benefit costs and a settlement charge, recognized in September 2013, related to the payment of lump sum benefits out of the non-qualified pension plan.  See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates" in the Form 10-K and Note 6 to the financial statements herein for further discussion of benefits costs.

Entergy Arkansas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

The increase was partially offset by:

•
a decrease of $3.4 million due to costs incurred in 2012 related to the transition and implementation of joining the MISO RTO.  In April 2013, Entergy Arkansas began deferring these costs as approved by the APSC; and

•
the effects of recording the final court decision in the Entergy Arkansas lawsuit against the U.S. Department of Energy related to spent nuclear fuel disposal.  The damages awarded include the reimbursement of approximately $3.2 million of spent nuclear fuel storage costs previously recorded as other operation and maintenance expense.  The spent nuclear fuel disposal litigation is discussed in more detail in Part II, Item 5, “Spent Nuclear Fuel.”

Depreciation and amortization expenses increased primarily due to the acquisition of the Hot Spring plant in November 2012, partially offset by the effects of recording the final court decision in the Entergy Arkansas lawsuit against the U.S. Department of Energy related to spent nuclear fuel disposal.  The damages awarded include the reimbursement of approximately $3.6 million of spent nuclear fuel storage costs previously recorded as depreciation expense.  The spent nuclear fuel disposal litigation is discussed in more detail in Part II, Item 5, and “Spent Nuclear Fuel.”

Interest expense increased primarily due to the issuance of $200 million of 4.90% Series first mortgage bonds in December 2012.

Other income increased primarily due to higher realized gains in 2013 on the ANO 1 decommissioning trust fund investments.  There is no effect on net income as these investment gains are offset by a corresponding amount of regulatory charges.

Income Taxes

The effective income tax rate was 40.6% for the third quarter 2013 and 42.3% for the nine months ended September 30, 2013.  The differences in the effective income tax rates for the third quarter 2013 and the nine months ended September 30, 2013 versus the federal statutory rate of 35% were due to state income taxes, certain book and tax differences related to utility plant items, and the provision for uncertain tax positions, partially offset by book and tax differences related to the allowance for equity funds used during construction.

 The effective income tax rate was 40.4% for the third quarter 2012 and 39.5% for the nine months ended September 30, 2012. The difference in the effective income tax rate for the third quarter 2012 versus the federal statutory rate of 35% was due to state income taxes and certain book and tax differences related to utility plant items. The difference in the effective income tax rate for the nine months ended September 30, 2012 versus the federal statutory rate of 35% was due to state income taxes and certain book and tax differences related to utility plant items, partially offset by the provision for uncertain tax positions.

ANO Damage and Outage

On March 31, 2013, during a scheduled refueling outage at ANO 1, a contractor-owned and operated heavy-lifting apparatus collapsed while moving the generator stator out of the turbine building.  The collapse resulted in the death of an ironworker and injuries to several other contract workers, caused ANO 2 to shut down, and damaged the ANO turbine building.  The turbine building serves both ANO 1 and 2 and is a non-radiological area of the plant.  ANO 2 reconnected to the grid on April 28, 2013 and ANO 1 reconnected to the grid on August 7, 2013.  The total cost of assessment, restoration of off-site power, site restoration, debris removal, and replacement of damaged property and equipment is currently estimated to be approximately $100 million.  In addition, Entergy Arkansas incurred replacement power costs for ANO 2 power during its outage and incurred incremental replacement power costs for ANO 1 power because the outage extended beyond the originally-planned duration of the refueling outage.  Each of the Utility operating companies has recovery mechanisms in place designed to recover its prudently-incurred fuel and purchased power costs.

Entergy Arkansas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

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

In the second quarter 2013, Entergy Arkansas recorded an insurance receivable of $50 million based on the minimum amount that it expects to receive from NEIL.  This $50 million receivable offset approximately $35 million of capital spending, $13 million of operation and maintenance expense, and $2 million of incremental deferred refueling outage costs incurred for the recovery through September 30, 2013.  As of September 30, 2013, Entergy Arkansas has incurred approximately $33 million in capital spending, $11 million in operation and maintenance expense, and $1 million in incremental deferred refueling outage costs in excess of its recorded insurance receivable.

Liquidity and Capital Resources

Cash Flow

Cash flows for the nine months ended September 30, 2013 and 2012 were as follows:

	2013	2012
	(In Thousands)

Cash and cash equivalents at beginning of period	$34,533	$22,599

Cash flow provided by (used in):
Operating activities	201,757	337,920
Investing activities	(435,244)	(324,656)
Financing activities	244,017	6,759
Net increase in cash and cash equivalents	10,530	20,023

Cash and cash equivalents at end of period	$45,063	$42,622

Operating Activities

           Net cash flow provided by operating activities decreased $136.2 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 primarily due to:

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

•	approximately $27 million in spending related to the generator stator incident at ANO, as discussed above; and
•
$22.6 million in storm restoration spending in 2013 resulting from the December 2012 winter storm which caused significant damage to Entergy Arkansas’s distribution lines, equipment, poles and other facilities.

Entergy Arkansas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

These decreases were offset by:

•
proceeds of $38 million received in 2013 from the U.S. Department of Energy resulting from litigation regarding the storage of spent nuclear fuel.  The litigation is discussed in more detail in Part II, Item 5, “Spent Nuclear Fuel”;

•	the timing of payments to vendors;
•	a $30.6 million June 2012 refund to AmerenUE, as discussed above; and
•	a $15.4 million decrease in pension contributions in 2013 as compared to the same period in prior year.

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates" in the Form 10-K and Note 6 to the financial statements herein for a discussion of qualified pension and other postretirement benefits funding.

Investing Activities

Net cash flow used in investing activities increased $110.6 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 primarily due to:

•	approximately $68 million in spending related to the generator stator incident at ANO, as discussed above;
•	money pool activity; and
•	$39.6 million in storm restoration spending in 2013 resulting from the December 2012 winter storm.

The increase was partially offset by a decrease in transmission construction expenditures due to higher reliability work performed in 2012 and fluctuations in nuclear fuel activity because of variations from year to year in the timing and pricing of fuel reload requirements in the Utility business, material and services deliveries, and the timing of cash payments during the nuclear fuel cycle.

Increases in Entergy Arkansas’s receivable from the money pool are a use of cash flow, and Entergy Arkansas’s receivable from the money pool increased by $45.3 million for the nine months ended September 30, 2013 compared to decreasing by $9.9 million for the nine months ended September 30, 2012.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

Net cash flow provided by financing activities increased $237.3 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 primarily due to:

•	the issuance of $250 million of 3.05% Series first mortgage bonds in May 2013 and $125 million of 4.75% Series first mortgage bonds in June 2013;
•	the net repayment of $16.6 million of borrowings on the Entergy Arkansas nuclear fuel company variable interest entity credit facility compared to net borrowings of $18.8 million in 2012; and
•	borrowings on a $250 million term loan credit facility entered into in July 2013.

The increase was partially offset by:

•	the retirement, at maturity, of $30 million 9% Series H notes by the Entergy Arkansas nuclear fuel company variable interest entity in June 2013; and
•	the retirement, at maturity, of $300 million of 5.40% Series first mortgage bonds in August 2013.

Entergy Arkansas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

Capital Structure

Entergy Arkansas’s capitalization is balanced between equity and debt, as shown in the following table.  The increase in the debt to capital ratio for Entergy Arkansas as of September 30, 2013 is primarily due to an increase in long-term debt as a result of the issuance of $250 million of 3.05% Series first mortgage bonds in May 2013 and $125 million of 4.75% Series first mortgage bonds in June 2013, and borrowings on a $250 million term loan credit facility entered into by Entergy Arkansas in July 2013.

	September 30, 2013	December 31, 2012

Debt to capital	57.3%	56.0%
Effect of excluding the securitization bonds	(1.0%)	(1.2%)
Debt to capital, excluding securitization bonds (a)	56.3%	54.8%
Effect of subtracting cash	(0.5%)	(0.4%)
Net debt to net capital, excluding securitization bonds (a)	55.8%	54.4%

(a)	Calculation excludes the securitization bonds, which are non-recourse to Entergy Arkansas.

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

Uses and Sources of Capital

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy Arkansas’s uses and sources of capital.  Following are updates to the information provided in the Form 10-K.  Entergy Arkansas is developing its capital investment plan for 2014 through 2016 and currently anticipates making $1.7 billion in capital investments during that period.  In addition to routine capital spending to maintain operations, the capital investment plan includes specific investments and initiatives such as NRC post-Fukushima requirements, potential scrubbers at the White Bluff plant to meet pending Arkansas state requirements under the Clean Air Visibility Rule and compliance with the EPA’s Mercury and Air Toxic Standard rule, and transmission spending to support economic development projects, reliability, and new compliance projects.

Entergy Arkansas has obtained short-term borrowing authorization from the FERC under which it may borrow through October 2015, up to the aggregate amount, at any one time outstanding, of $250 million.  See Note 4 to the financial statements for further discussion of Entergy Arkansas’s short-term borrowing limits.  Entergy Arkansas has also obtained an order from the APSC authorizing long-term securities issuances through December 2015.  Entergy Arkansas has also obtained long-term financing authorization from the FERC that extends through October 2015 for issuances by its nuclear fuel company variable interest entity.

Entergy Arkansas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

Entergy Arkansas’s receivables from the money pool were as follows:

September 30, 2013	December 31, 2012	September 30, 2012	December 31, 2011
(In Thousands)

$53,375	$8,035	$7,487	$17,362

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Arkansas has a credit facility in the amount of $150 million scheduled to expire in March 2018.  Entergy Arkansas also has a $20 million credit facility scheduled to expire in April 2014.  No borrowings were outstanding under the credit facilities as of September 30, 2013.  See Note 4 to the financial statements herein for additional discussion of the credit facilities.

The Entergy Arkansas nuclear fuel company variable interest entity has a credit facility in the amount of $85 million scheduled to expire in June 2016.  As of September 30, 2013, $20.1 million in letters of credit were outstanding under the credit facility to support a like amount of commercial paper issued by the Entergy Arkansas nuclear fuel company variable interest entity.  See Note 4 to the financial statements for additional discussion of the nuclear fuel company variable interest entity credit facility.

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

In July 2013, Entergy Arkansas entered into a $250 million term loan credit facility terminating January 26, 2015 with the collateral support of a series of $255 million non-interest bearing Entergy Arkansas first mortgage bonds.  On July 31, 2013, Entergy Arkansas borrowed $250 million against the credit facility.  Entergy Arkansas used the borrowings to pay, at maturity, a portion of its $300 million 5.40% Series first mortgage bonds due August 2013 and for general corporate purposes.

State and Local Rate Regulation and Fuel-Cost Recovery

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – State and Local Rate Regulation and Fuel-Cost Recovery" in the Form 10-K for a discussion of state and local rate regulation and fuel cost recovery.  Following are updates to that discussion.

Entergy Arkansas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

2013 Base Rate Filing

In March 2013, Entergy Arkansas filed with the APSC for a general change in rates, charges, and tariffs.  Recognizing that the final structure of Entergy Arkansas’s transmission business has not been determined, the filing presents two alternative scenarios for the APSC to establish the appropriate level of rates for Entergy Arkansas.  In the primary scenario, which assumes that Entergy Arkansas will transition to MISO in December 2013, Entergy Arkansas requests a rate increase of $174 million, including $49 million of revenue being transferred from collection in riders to base rates.  The alternate scenario, which also assumes completion of the proposed spin-merge of the transmission business with ITC, reflects a $218 million total rate increase request.  Both scenarios propose a new transmission rider and a capacity cost recovery rider.  The filing requests a 10.4% return on common equity.  In September 2013 Entergy Arkansas filed testimony reflecting an updated rate increase request of $145 million in the primary scenario, with no change to its requested return on common equity of 10.4%.  Hearings in the proceeding began in October 2013, and an APSC decision is pending.   New rates are expected to become effective by January 2014.

Opportunity Sales Proceeding

See Note 2 to the financial statements herein for an update to the discussion of the opportunity sales proceeding.

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

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2013 and 2012
(Unaudited)

	Three Months Ended		Nine Months Ended
	2013	2012	2013	2012
	(In Thousands)		(In Thousands)

OPERATING REVENUES
Electric	$647,671	$656,201	$1,698,716	$1,633,401

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	113,523	116,026	321,373	362,954
Purchased power	131,736	145,305	369,643	318,474
Nuclear refueling outage expenses	9,403	11,891	29,031	35,441
Other operation and maintenance	147,513	140,730	438,021	406,561
Decommissioning	10,847	10,198	32,044	30,128
Taxes other than income taxes	24,303	26,676	69,073	69,073
Depreciation and amortization	58,083	55,092	172,059	165,697
Other regulatory credits - net	(5,418)	(2,553)	(14,465)	(35,478)
TOTAL	489,990	503,365	1,416,779	1,352,850

OPERATING INCOME	157,681	152,836	281,937	280,551

OTHER INCOME
Allowance for equity funds used during construction	2,902	2,258	7,852	6,491
Interest and investment income	1,525	3,861	18,411	11,233
Miscellaneous - net	(629)	(496)	(2,573)	(3,139)
TOTAL	3,798	5,623	23,690	14,585

INTEREST EXPENSE
Interest expense	23,253	20,532	69,290	61,707
Allowance for borrowed funds used during construction	(744)	(648)	(2,473)	(1,724)
TOTAL	22,509	19,884	66,817	59,983

INCOME BEFORE INCOME TAXES	138,970	138,575	238,810	235,153

Income taxes	56,393	56,024	101,031	92,973

NET INCOME	82,577	82,551	137,779	142,180

Preferred dividend requirements	1,718	1,718	5,155	5,155

EARNINGS APPLICABLE TO
COMMON STOCK	$80,859	$80,833	$132,624	$137,025

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2013 and 2012
(Unaudited)

	2013	2012
	(In Thousands)

OPERATING ACTIVITIES
Net income	$137,779	$142,180
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	263,176	266,755
Deferred income taxes, investment tax credits, and non-current taxes accrued	99,442	97,641
Changes in assets and liabilities:
Receivables	(70,219)	(86,046)
Fuel inventory	16,740	3,130
Accounts payable	(12,996)	(144,562)
Prepaid taxes and taxes accrued	(222,118)	(9,302)
Interest accrued	(9,760)	(11,061)
Deferred fuel costs	26,672	88,097
Other working capital accounts	(12,324)	32,465
Provisions for estimated losses	200	171
Other regulatory assets	2,515	51,089
Pension and other postretirement liabilities	(25,332)	(40,976)
Other assets and liabilities	7,982	(51,661)
Net cash flow provided by operating activities	201,757	337,920

INVESTING ACTIVITIES
Construction expenditures	(365,511)	(273,010)
Allowance for equity funds used during construction	10,587	9,002
Nuclear fuel purchases	(73,151)	(134,928)
Proceeds from sale of nuclear fuel	36,478	76,042
Proceeds from nuclear decommissioning trust fund sales	173,431	103,394
Investment in nuclear decommissioning trust funds	(178,516)	(110,520)
Changes in money pool receivable - net	(45,340)	9,875
Remittances to transition charge account	7,356	(11,987)
Payments from transition charge account	(10,849)	7,476
Litigation proceeds for reimbursement of spent nuclear fuel storage costs	10,271	-
Net cash flow used in investing activities	(435,244)	(324,656)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	716,670	-
Retirement of long-term debt	(435,896)	(5,990)
Changes in short-term borrowings - net	(16,602)	18,776
Dividends paid:
Common stock	(15,000)	-
Preferred stock	(5,155)	(5,155)
Other	-	(872)
Net cash flow provided by financing activities	244,017	6,759

Net increase in cash and cash equivalents	10,530	20,023

Cash and cash equivalents at beginning of period	34,533	22,599

Cash and cash equivalents at end of period	$45,063	$42,622

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$75,022	$68,990
Income taxes	$211,415	$(6,897)

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
September 30, 2013 and December 31, 2012
(Unaudited)

	2013	2012
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$3,342	$9,597
Temporary cash investments	41,721	24,936
Total cash and cash equivalents	45,063	34,533
Securitization recovery trust account	7,896	4,403
Accounts receivable:
Customer	130,206	98,036
Allowance for doubtful accounts	(28,736)	(28,343)
Associated companies	127,571	67,277
Other	71,310	71,956
Accrued unbilled revenues	97,036	72,902
Total accounts receivable	397,387	281,828
Accumulated deferred income taxes	234	72,196
Deferred fuel costs	70,633	97,305
Fuel inventory - at average cost	32,235	48,975
Materials and supplies - at average cost	151,418	148,682
Deferred nuclear refueling outage costs	41,332	38,410
Prepaid taxes	7,149	-
Prepayments and other	61,281	10,586
TOTAL	814,628	736,918

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	669,770	600,578
Non-utility property - at cost (less accumulated depreciation)	1,666	1,671
Other	41,182	41,182
TOTAL	712,618	643,431

UTILITY PLANT
Electric	8,883,551	8,693,659
Property under capital lease	1,088	1,154
Construction work in progress	166,903	205,982
Nuclear fuel	284,280	303,825
TOTAL UTILITY PLANT	9,335,822	9,204,620
Less - accumulated depreciation and amortization	4,174,124	4,104,882
UTILITY PLANT - NET	5,161,698	5,099,738

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	75,286	80,751
Other regulatory assets (includes securitization property of
$83,856 as of September 30, 2013 and $93,238 as of
December 31, 2012)	1,224,586	1,221,636
Other	41,779	36,971
TOTAL	1,341,651	1,339,358

TOTAL ASSETS	$8,030,595	$7,819,445

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
September 30, 2013 and December 31, 2012
(Unaudited)

	2013	2012
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$70,000	$330,000
Short-term borrowings	20,133	36,735
Accounts payable:
Associated companies	49,802	39,288
Other	140,144	200,964
Customer deposits	85,760	85,198
Taxes accrued	-	214,969
Accumulated deferred income taxes	9,794	5,927
Interest accrued	18,658	28,418
Other	63,720	45,208
TOTAL	458,011	986,707

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,859,020	1,829,281
Accumulated deferred investment tax credits	39,456	40,947
Other regulatory liabilities	191,842	143,901
Decommissioning	712,756	680,712
Accumulated provisions	6,022	5,822
Pension and other postretirement liabilities	589,362	614,805
Long-term debt (includes securitization bonds of $95,364 as of
September 30, 2013 and $101,547 as of December 31, 2012)	2,342,168	1,793,895
Other	18,368	27,409
TOTAL	5,758,994	5,136,772

Commitments and Contingencies

Preferred stock without sinking fund	116,350	116,350

COMMON EQUITY
Common stock, $0.01 par value, authorized 325,000,000
shares; issued and outstanding 46,980,196 shares in 2013
and 2012	470	470
Paid-in capital	588,444	588,444
Retained earnings	1,108,326	990,702
TOTAL	1,697,240	1,579,616

TOTAL LIABILITIES AND EQUITY	$8,030,595	$7,819,445

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON EQUITY
For the Nine Months Ended September 30, 2013 and 2012
(Unaudited)

	Common Equity
	Common Stock	Paid-in Capital	Retained Earnings	Total
	(In Thousands)

Balance at December 31, 2011	$470	$588,444	$855,210	$1,444,124

Net income	-	-	142,180	142,180
Preferred stock dividends	-	-	(5,155)	(5,155)

Balance at September 30, 2012	$470	$588,444	$992,235	$1,581,149

Balance at December 31, 2012	$470	$588,444	$990,702	$1,579,616

Net income	-	-	137,779	137,779
Common stock dividends	-	-	(15,000)	(15,000)
Preferred stock dividends	-	-	(5,155)	(5,155)

Balance at September 30, 2013	$470	$588,444	$1,108,326	$1,697,240

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three and Nine Months Ended September 30, 2013 and 2012
(Unaudited)

	Three Months Ended		Increase/
Description	2013	2012	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$248	$276	$(28)	(10)
Commercial	141	148	(7)	(5)
Industrial	131	137	(6)	(4)
Governmental	5	4	1	25
Total retail	525	565	(40)	(7)
Sales for resale:
Associated companies	89	71	18	25
Non-associated companies	19	19	-	-
Other	15	1	14	1,400
Total	$648	$656	$(8)	(1)

Billed Electric Energy
Sales (GWh):
Residential	2,367	2,646	(279)	(11)
Commercial	1,767	1,859	(92)	(5)
Industrial	1,906	1,967	(61)	(3)
Governmental	67	72	(5)	(7)
Total retail	6,107	6,544	(437)	(7)
Sales for resale:
Associated companies	2,094	1,581	513	32
Non-associated companies	181	292	(111)	(38)
Total	8,382	8,417	(35)	-

	Nine Months Ended		Increase/
Description	2013	2012	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$608	$613	$(5)	(1)
Commercial	358	364	(6)	(2)
Industrial	328	335	(7)	(2)
Governmental	15	15	-	-
Total retail	1,309	1,327	(18)	(1)
Sales for resale:
Associated companies	267	221	46	21
Non-associated companies	56	28	28	100
Other	67	57	10	18
Total	$1,699	$1,633	$66	4

Billed Electric Energy
Sales (GWh):
Residential	6,164	6,270	(106)	(2)
Commercial	4,503	4,682	(179)	(4)
Industrial	5,068	5,248	(180)	(3)
Governmental	182	198	(16)	(8)
Total retail	15,917	16,398	(481)	(3)
Sales for resale:
Associated companies	6,202	5,450	752	14
Non-associated companies	539	800	(261)	(33)
Total	22,658	22,648	10	-

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

Results of Operations

Net Income

Third Quarter 2013 Compared to Third Quarter 2012

Net income increased $12.4 million primarily due to higher net revenue and a lower effective income tax rate, partially offset by higher other operation and maintenance expenses, lower other income, and higher taxes other than income taxes.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Net income decreased $9.4 million primarily due to higher other operation and maintenance expenses, higher taxes other than income taxes, higher depreciation and amortization expenses, and a higher effective income tax rate, partially offset by higher net revenue.

Net Revenue

Third Quarter 2013 Compared to Third Quarter 2012

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges.  Following is an analysis of the change in net revenue comparing the third quarter 2013 to the third quarter 2012:

Amount
(In Millions)

2012 net revenue	$239.3
Net wholesale revenue	5.6
Retail electric price	4.8
River Bend decommissioning trust	4.1
Volume/weather	3.8
Other	1.3
2013 net revenue	$258.9

The net wholesale revenue variance is primarily due to higher prices.

The retail electric price variance is primarily due to increased recovery of affiliate purchased power capacity costs through base rates set in the annual formula rate plan mechanism. Entergy Gulf States Louisiana’s formula rate plan is discussed in Note 2 to the financial statements herein and in the Form 10-K.

Entergy Gulf States Louisiana, L.L.C.
Management’s Financial Discussion and Analysis

The River Bend decommissioning trust variance is primarily due to the deferral of investment gains from the River Bend decommissioning trust in 2012 in accordance with regulatory treatment.  The prior year gains resulted in an increase in 2012 in other income and a corresponding decrease in regulatory charges with no effect on net income.

The volume/weather variance is primarily due to an increase of 163 GWh, or 3%, in billed electricity usage in the residential, commercial, and industrial sectors. The increase in the industrial usage was driven by the chemicals industry.

Gross operating revenues and fuel and purchased power expenses

Gross operating revenues increased primarily due to an increase of $61.2 million in fuel cost recovery revenues primarily due to higher fuel rates and an increase of $51.4 million in rider revenues primarily due to System Agreement credits to customers in 2012.  Entergy Gulf States Louisiana’s fuel and purchased power recovery mechanism is discussed in Note 2 to the financial statements in the Form 10-K.

Fuel and purchased power expenses increased primarily due to:

•
an increase in deferred fuel expense due to the timing of receipt of System Agreement payments and credits to customers and higher fuel cost recovery revenues due to higher fuel rates as compared to the prior year. See Note 2 to the financial statements herein and in the Form 10-K for a discussion of the System Agreement proceedings; and

•	an increase in the average market price of purchased power and increased demand.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges.  Following is an analysis of the change in net revenue comparing the nine months ended September 30, 2013 to the nine months ended September 30, 2012:

Amount
(In Millions)

2012 net revenue	$653.7
Louisiana Act 55 financing savings obligation	28.3
Net wholesale revenue	7.8
Other	2.0
2013 net revenue	$691.8

The Louisiana Act 55 financing savings obligation variance results from a regulatory charge recorded in the second quarter 2012 because Entergy Gulf States Louisiana is sharing with customers the savings from an IRS settlement related to the uncertain tax position regarding the Hurricane Katrina and Hurricane Rita Louisiana Act 55 financing.  See Note 3 to the financial statements in the Form 10-K for additional discussion of the tax settlement and savings obligation.

The net wholesale revenue variance is primarily due to higher prices.

Entergy Gulf States Louisiana, L.L.C.
Management’s Financial Discussion and Analysis

Gross operating revenues, fuel and purchased power expenses, and other regulatory charges

Gross operating revenues increased primarily due to:

•	an increase of $138.8 million in fuel cost recovery revenues primarily due to higher fuel rates;
•	an increase of $69.5 million in rider revenues primarily due to System Agreement credits to customers in 2012; and
•	an increase of $12.3 million in gross wholesale revenues primarily due to higher prices.

Entergy Gulf States Louisiana’s fuel and purchased power recovery mechanism is discussed in Note 2 to the financial statements in the Form 10-K.

Fuel and purchased power expenses increased primarily due to:

•	an increase in the average market price of purchased power and increased demand; and
•
an increase in deferred fuel expense due to the timing of receipt of System Agreement payments and credits to customers and higher fuel cost recovery revenues due to higher fuel rates as compared to the prior year. See Note 2 to the financial statements herein and in the Form 10-K for a discussion of the System Agreement proceedings.

Other regulatory charges decreased primarily due to a regulatory charge recorded in the second quarter 2012 because Entergy Gulf States Louisiana is sharing with customers the savings from an IRS settlement related to the uncertain tax position regarding the Hurricane Katrina and Hurricane Rita Louisiana Act 55 financing. See Note 3 to the financial statements in the Form 10-K for additional discussion of the tax settlement and savings obligation.

Other Income Statement Variances

Third Quarter 2013 Compared to Third Quarter 2012

Other operation and maintenance expenses increased primarily due to:

•
an increase of $5.5 million in compensation and benefits costs primarily due to a settlement charge, recognized in September 2013, related to the payment of lump sum benefits out of the non-qualified pension plan and a decrease in the discount rates used to determine net periodic pension and other postretirement benefit costs.  See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates" in the Form 10-K and Note 6 to the financial statements herein for further discussion of benefits costs;

•	an increase of $2.3 million in loss reserves;
•	an increase of $1.8 million in nuclear generation expenses primarily due to higher labor costs;
•	an increase of $1.7 million in fossil-fueled generation expenses due to an overall higher scope of work done during plant outages as compared to the prior year; and
•	several individually insignificant items.

Other income decreased primarily due to lower realized gains in 2013 on the River Bend decommissioning trust fund investments.  There is no effect on net income as these investment gains are offset by a corresponding amount of regulatory charges.

Entergy Gulf States Louisiana, L.L.C.
Management’s Financial Discussion and Analysis

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Other operation and maintenance expenses increased primarily due to:

•
an increase of $11.4 million in compensation and benefits costs primarily due to a decrease in the discount rates used to determine net periodic pension and other postretirement benefit costs and a settlement charge, recognized in September 2013, related to the payment of lump sum benefits out of the non-qualified pension plan.  See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates" in the Form 10-K and Note 6 to the financial statements herein for further discussion of benefits costs;

•
the deferral recorded in the second quarter 2012, as approved by the LPSC and the FERC, of costs related to the transition and implementation of joining the MISO RTO, which reduced expenses by $4.2 million in 2012;

•	an increase of $4.9 million in nuclear generation expenses primarily due to higher labor costs including higher contract labor;
•	an increase of $2.7 million in loss reserves;
•	an increase of $2.2 million in fossil-fueled generation expenses due to an overall higher scope of work done during plant outages as compared to the prior year; and
•	several individually insignificant items.

Income Taxes

The effective income tax rate was 15.6% for the third quarter 2013 and 27.3% for the nine months ended September 30, 2013. The differences in the effective income tax rates for the third quarter 2013 and the nine months ended September 30, 2013 versus the federal statutory rate of 35% were due to the reversal of a portion of the provision for uncertain tax positions and book and tax differences related to the non-taxable income distributions earned on preferred membership interests, partially offset by state income taxes.

The effective income tax rate was 36.8% for the third quarter 2012 and 24.2% for the nine months ended September 30, 2012.  The difference in the effective income tax rate for the third quarter 2012 versus the federal statutory rate of 35% was due to state income taxes and the provision for uncertain tax positions, partially offset by book and tax differences related to the non-taxable income distributions earned on preferred membership interests. The difference in the effective income tax rate for the nine months ended September 30, 2012 versus the federal statutory rate of 35% was due to book and tax differences related to the non-taxable income distributions earned on preferred membership interests and the reversal of the provision for uncertain tax positions related to an IRS settlement on how to treat the Louisiana Act 55 financing of the Hurricane Katrina and Hurricane Rita storm costs, partially offset by state income taxes.

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

Entergy Gulf States Louisiana, L.L.C.
Management’s Financial Discussion and Analysis

The LPSC Staff filed direct testimony in September 2013 concluding that Hurricane Isaac system restoration costs incurred by Entergy Gulf States Louisiana and Entergy Louisiana were reasonable and prudent, subject to proposed minor adjustments which totaled approximately 1% of each company’s costs.  The LPSC Staff also supported the requests to re-establish storm reserves of $90 million for Entergy Gulf States Louisiana and $200 million for Entergy Louisiana.  One intervenor filed testimony recommending storm reserve levels of $70 million for Entergy Gulf States Louisiana and $100 million for Entergy Louisiana, but takes no position on the prudence of the Hurricane Isaac system restoration costs.  An evidentiary hearing is scheduled in December 2013, with an LPSC decision expected in 2014.

Liquidity and Capital Resources

Cash Flow

Cash flows for the nine months ended September 30, 2013 and 2012 were as follows:

	2013	2012
	(In Thousands)

Cash and cash equivalents at beginning of period	$35,686	$24,845

Cash flow provided by (used in):
Operating activities	270,298	391,711
Investing activities	(261,281)	(145,984)
Financing activities	(43,933)	(94,008)
Net increase (decrease) in cash and cash equivalents	(34,916)	151,719

Cash and cash equivalents at end of period	$770	$176,564

Operating Activities

Net cash flow provided by operating activities decreased $121.4 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 primarily due to:

•
income tax payments of $62.4 million in the nine months ended September 30, 2013. Entergy Gulf States Louisiana had income tax payments in 2013 in accordance with the Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement. The payments resulted primarily from the reversal of temporary differences for which Entergy Gulf States Louisiana had previously claimed a tax deduction;

•	higher nuclear refueling outage spending at River Bend. River Bend had a refueling outage in 2013 and did not have one in 2012; and
•	the timing of collections from customers.

Investing Activities

Net cash flow used in investing activities increased $115.3 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 primarily due to:

•
fluctuations in nuclear fuel activity because of variations from year to year in the timing and pricing of fuel reload requirements in the Utility business, material and services deliveries, and the timing of cash payments during the nuclear fuel cycle;

•	$51 million in proceeds in 2012 from the sale of a portion of Entergy Gulf States Louisiana’s investment in Entergy Holdings Company’s Class A preferred membership interests to a third party;
•	an increase in nuclear construction expenditures as a result of spending on nuclear projects during the River Bend refueling outage in 2013; and
•	an increase in transmission construction expenditures due to additional reliability work performed in 2013.

Entergy Gulf States Louisiana, L.L.C.
Management’s Financial Discussion and Analysis

These increases were partially offset by:

•	the withdrawal of $65.5 million from the storm reserve escrow account in 2013;
•	a decrease in distribution construction expenditures due to prior year Hurricane Isaac spending; and
•	a decrease in fossil-fueled generation construction expenditures as a result of decreased scope of work in 2013.

Financing Activities

Net cash flow used in financing activities decreased $50.1 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 primarily due to:

•
$31 million in credit borrowings for the nine months ended September 30, 2013 compared to payments of $29.4 million on credit borrowings for the nine months ended September 30, 2012 against the nuclear fuel company variable interest entity credit facility; and

•	money pool activity.

The decrease was offset by:

•	an increase of $52.5 million in common equity distributions;
•	net cash redemptions of $5.2 million of long-term debt for the nine months ended September 30, 2013; and
•	net cash issuances of $3.4 million of long-term debt for the nine months ended September 30, 2012.

See Note 5 to the financial statements in the Form 10-K and Note 4 herein for more details on long-term debt.

Increases in Entergy Gulf States Louisiana’s payable to the money pool are a source of cash flow, and Entergy Gulf States Louisiana’s payable to the money pool increased by $50.8 million for the nine months ended September 30, 2013. The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Capital Structure

Entergy Gulf States Louisiana’s capitalization is balanced between equity and debt, as shown in the following table.

	September 30, 2013	December 31, 2012

Debt to capital	52.7%	52.3%
Effect of subtracting cash	-%	(0.6%)
Net debt to net capital	52.7%	51.7%

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

Entergy Gulf States Louisiana, L.L.C.
Management’s Financial Discussion and Analysis

Uses and Sources of Capital

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy Gulf States Louisiana’s uses and sources of capital.  Following are updates to the information provided in the Form 10-K.  Entergy Gulf States Louisiana is developing its capital investment plan for 2014 through 2016 and currently anticipates making $861 million in capital investments during that period.  In addition to routine capital spending to maintain operations, the capital investment plan includes specific investments and initiatives such as NRC post-Fukushima requirements and transmission spending to support economic development projects, reliability, and new compliance projects.

Entergy Gulf States Louisiana obtained short-term borrowing authorization from the FERC under which it may borrow through October 2015, up to the aggregate amount, at any one time outstanding, of $200 million.  See Note 4 to the financial statements for further discussion of Entergy Gulf States Louisiana’s short-term borrowing limits.  Entergy Gulf States Louisiana has also obtained an order from the FERC authorizing long-term securities issuances through October 2015.  Entergy Gulf States Louisiana has also obtained long-term financing authorization from the FERC that extends through October 2015 for issuances by its nuclear fuel company variable interest entity.

Entergy Gulf States Louisiana’s receivables from or (payables to) the money pool were as follows:

September 30, 2013	December 31, 2012	September 30, 2012	December 31, 2011
(In Thousands)

($57,835)	($7,074)	$32,161	$23,596

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Gulf States Louisiana has a credit facility in the amount of $150 million scheduled to expire in March 2018.  No borrowings were outstanding under the facility as of September 30, 2013.  See Note 4 to the financial statements herein for additional discussion of the credit facility.

The Entergy Gulf States Louisiana nuclear fuel company variable interest entity has a credit facility in the amount of $100 million scheduled to expire in June 2016.  As of September 30, 2013, $31 million was outstanding on the variable interest entity credit facility.  See Note 4 to the financial statements for additional discussion of the variable interest entity credit facility.

In February 2013 the Entergy Gulf States Louisiana nuclear fuel company variable interest entity issued $70 million of 3.38% Series R notes due August 2020.  The Entergy Gulf States Louisiana nuclear fuel company variable interest entity used the proceeds principally to purchase additional nuclear fuel.

In May 2013 the Entergy Gulf States Louisiana nuclear fuel company variable interest entity redeemed, at maturity, its $75 million 5.56% Series N notes.

State and Local Rate Regulation and Fuel-Cost Recovery

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – State and Local Rate Regulation and Fuel-Cost Recovery" in the Form 10-K for a discussion of state and local rate regulation and fuel-cost recovery.  Following are updates to that discussion.

Entergy Gulf States Louisiana, L.L.C.
Management’s Financial Discussion and Analysis

Retail Rates - Electric

In November 2011 the LPSC approved a one-year extension of Entergy Gulf States Louisiana’s formula rate plan.  In May 2012, Entergy Gulf States Louisiana made its formula rate plan filing with the LPSC for the 2011 test year.  The filing reflected an 11.94% earned return on common equity, which is above the earnings bandwidth and would indicate a $6.5 million cost of service rate decrease was necessary under the formula rate plan.  The filing also reflected a $22.9 million rate decrease for the incremental capacity rider.  Subsequently, in August 2012, Entergy Gulf States Louisiana submitted a revised filing that reflected an earned return on common equity of 11.86% indicating that a $5.7 million cost of service rate decrease is necessary under the formula rate plan.  The revised filing also indicates that a reduction of $20.3 million should be reflected in the incremental capacity rider.  The rate reductions were implemented, subject to refund, effective for bills rendered the first billing cycle of September 2012.  Subsequently, in December 2012, Entergy Gulf States Louisiana submitted a revised evaluation report that reflects expected retail jurisdictional cost of $16.9 million for the first-year capacity charges for the purchase from Entergy Louisiana of one-third of Acadia Unit 2 capacity and energy.  This rate change was implemented effective with the first billing cycle of January 2013.  The 2011 test year filings, as revised, were approved by the LPSC in February 2013.  In April 2013, Entergy Gulf States Louisiana submitted a revised evaluation report increasing the incremental capacity rider by approximately $7.3 million to reflect the cost of an additional capacity contract.

See Note 2 to the financial statements in the Form 10-K for a discussion of the base rate case filed by Entergy Gulf States Louisiana with the LPSC in February 2013.  In April 2013 the LPSC established a procedural schedule providing for hearings in November 2013, with a decision by the LPSC expected in 2014.  On July 26, 2013, with the concurrence of Entergy Gulf States Louisiana based upon an expected 60-day delay of the procedural schedule, the ALJ suspended the procedural schedule pending resolution of the appeal by Entergy Gulf States Louisiana, Entergy Louisiana and the LPSC staff regarding the ALJ’s denial of a motion to consolidate the rate cases of Entergy Gulf States Louisiana and Entergy Louisiana.  At an August 2013 meeting the LPSC rejected the proposed consolidation.  The base rate case is currently scheduled for an evidentiary hearing in February 2014.  An extension of the deadline for the filing of the staff’s and intervenors’ testimony was granted to allow for settlement negotiations, which are ongoing.

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

Entergy Gulf States Louisiana, L.L.C.
Management’s Financial Discussion and Analysis

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

ENTERGY GULF STATES LOUISIANA, L.L.C.
INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2013 and 2012
(Unaudited)

	Three Months Ended		Nine Months Ended
	2013	2012	2013	2012
	(In Thousands)		(In Thousands)

OPERATING REVENUES
Electric	$549,123	$425,999	$1,428,155	$1,201,178
Natural gas	9,208	8,452	42,492	34,251
TOTAL	558,331	434,451	1,470,647	1,235,429

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	104,932	34,821	213,270	131,248
Purchased power	194,455	156,398	560,531	417,909
Nuclear refueling outage expenses	5,419	4,415	14,955	13,147
Other operation and maintenance	105,107	89,446	300,012	267,505
Decommissioning	4,005	3,783	11,845	11,187
Taxes other than income taxes	21,346	19,141	60,729	55,728
Depreciation and amortization	37,703	36,958	113,002	109,345
Other regulatory charges - net	80	3,928	5,080	32,536
TOTAL	473,047	348,890	1,279,424	1,038,605

OPERATING INCOME	85,284	85,561	191,223	196,824

OTHER INCOME
Allowance for equity funds used during construction	2,171	1,760	5,630	6,512
Interest and investment income	9,428	13,442	34,239	33,350
Miscellaneous - net	(2,822)	(1,615)	(7,861)	(6,727)
TOTAL	8,777	13,587	32,008	33,135

INTEREST EXPENSE
Interest expense	20,498	20,406	60,971	62,297
Allowance for borrowed funds used during construction	(690)	(652)	(2,041)	(2,516)
TOTAL	19,808	19,754	58,930	59,781

INCOME BEFORE INCOME TAXES	74,253	79,394	164,301	170,178

Income taxes	11,611	29,184	44,773	41,220

NET INCOME	62,642	50,210	119,528	128,958

Preferred distribution requirements and other	206	206	619	619

EARNINGS APPLICABLE TO COMMON EQUITY	$62,436	$50,004	$118,909	$128,339

See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Nine Months Ended September 30, 2013 and 2012
(Unaudited)

	Three Months Ended		Nine Months Ended
	2013	2012	2013	2012
	(In Thousands)		(In Thousands)

Net Income	$62,642	$50,210	$119,528	$128,958
Other comprehensive income
Pension and other postretirement liabilities
(net of tax expense of $778, $703, $2,342, and $8,247)	963	862	2,880	12,397
Other comprehensive income	963	862	2,880	12,397
Comprehensive Income	$63,605	$51,072	$122,408	$141,355

See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2013 and 2012
(Unaudited)

	2013	2012
	(In Thousands)

OPERATING ACTIVITIES
Net income	$119,528	$128,958
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	165,684	158,577
Deferred income taxes, investment tax credits, and non-current taxes accrued	78,265	51,415
Changes in working capital:
Receivables	(59,583)	63,699
Fuel inventory	(1,868)	(7,747)
Accounts payable	13,921	42,149
Prepaid taxes and taxes accrued	(61,290)	67,987
Interest accrued	5,302	5,696
Deferred fuel costs	(8,867)	(91,354)
Other working capital accounts	(24,029)	(11,434)
Changes in provisions for estimated losses	(60,205)	(3,100)
Changes in other regulatory assets	31,754	(5,648)
Changes in pension and other postretirement liabilities	4,877	(3,459)
Other	66,809	(4,028)
Net cash flow provided by operating activities	270,298	391,711

INVESTING ACTIVITIES
Construction expenditures	(205,162)	(198,785)
Allowance for equity funds used during construction	5,630	6,512
Nuclear fuel purchases	(132,083)	(41,592)
Proceeds from the sale of nuclear fuel	19,401	56,579
Payment to storm reserve escrow account	(25)	(66)
Receipts from storm reserve escrow account	65,475	3,364
Proceeds from nuclear decommissioning trust fund sales	66,152	96,653
Investment in nuclear decommissioning trust funds	(80,669)	(111,084)
Change in money pool receivable - net	-	(8,565)
Proceeds from the sale of investment	-	51,000
Net cash flow used in investing activities	(261,281)	(145,984)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	69,782	74,251
Retirement of long-term debt	(75,000)	(70,840)
Change in money pool payable - net	50,761	-
Changes in credit borrowings - net	31,000	(29,400)
Distributions paid:
Common equity	(119,900)	(67,400)
Preferred membership interests	(619)	(619)
Other	43	-
Net cash flow used in financing activities	(43,933)	(94,008)

Net increase (decrease) in cash and cash equivalents	(34,916)	151,719

Cash and cash equivalents at beginning of period	35,686	24,845

Cash and cash equivalents at end of period	$770	$176,564

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$53,512	$54,291
Income taxes	$62,435	$-

See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
BALANCE SHEETS
ASSETS
September 30, 2013 and December 31, 2012
(Unaudited)

	2013	2012
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$152	$35,085
Temporary cash investments	618	601
Total cash and cash equivalents	770	35,686
Accounts receivable:
Customer	84,146	53,480
Allowance for doubtful accounts	(793)	(711)
Associated companies	91,548	71,697
Other	17,856	18,736
Accrued unbilled revenues	61,614	51,586
Total accounts receivable	254,371	194,788
Deferred fuel costs	7,919	-
Fuel inventory - at average cost	28,835	26,967
Materials and supplies - at average cost	122,664	121,289
Deferred nuclear refueling outage costs	31,598	5,953
Prepaid taxes	40,269	-
Prepayments and other	7,692	7,911
TOTAL	494,118	392,594

OTHER PROPERTY AND INVESTMENTS
Investment in affiliate preferred membership interests	289,664	289,664
Decommissioning trust funds	537,624	477,391
Non-utility property - at cost (less accumulated depreciation)	172,098	165,410
Storm reserve escrow account	21,534	86,984
Other	14,046	13,404
TOTAL	1,034,966	1,032,853

UTILITY PLANT
Electric	7,388,971	7,279,953
Natural gas	141,912	135,723
Construction work in progress	127,322	125,448
Nuclear fuel	208,839	146,768
TOTAL UTILITY PLANT	7,867,044	7,687,892
Less - accumulated depreciation and amortization	4,076,376	4,003,385
UTILITY PLANT - NET	3,790,668	3,684,507

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	171,006	171,051
Other regulatory assets	377,944	409,653
Deferred fuel costs	100,124	100,124
Other	13,611	12,337
TOTAL	662,685	693,165

TOTAL ASSETS	$5,982,437	$5,803,119

See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
BALANCE SHEETS
LIABILITIES AND EQUITY
September 30, 2013 and December 31, 2012
(Unaudited)

	2013	2012
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$-	$75,000
Accounts payable:
Associated companies	162,647	89,377
Other	80,160	97,509
Customer deposits	51,348	48,265
Taxes accrued	-	21,021
Accumulated deferred income taxes	48,902	22,249
Interest accrued	30,739	25,437
Deferred fuel costs	-	948
Pension and other postretirement liabilities	8,120	7,803
Gas hedge contracts	1,261	2,620
Other	13,047	11,999
TOTAL	396,224	402,228

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,463,685	1,403,195
Accumulated deferred investment tax credits	76,049	78,312
Other regulatory liabilities	143,209	103,444
Decommissioning and asset retirement cost liabilities	397,399	380,822
Accumulated provisions	37,025	97,230
Pension and other postretirement liabilities	420,780	416,220
Long-term debt	1,543,608	1,442,429
Long-term payables - associated companies	28,168	29,510
Other	91,381	66,725
TOTAL	4,201,304	4,017,887

Commitments and Contingencies

EQUITY
Preferred membership interests without sinking fund	10,000	10,000
Member's equity	1,437,258	1,438,233
Accumulated other comprehensive loss	(62,349)	(65,229)
TOTAL	1,384,909	1,383,004

TOTAL LIABILITIES AND EQUITY	$5,982,437	$5,803,119

See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
STATEMENTS OF CHANGES IN EQUITY
For the Nine Months Ended September 30, 2013 and 2012
(Unaudited)

		Common Equity
	Preferred Membership Interests	Member's Equity	Accumulated Other Comprehensive Income (Loss)	Total
	(In Thousands)

Balance at December 31, 2011	$10,000	$1,393,386	$(69,610)	$1,333,776

Net income	-	128,958	-	128,958
Member contribution	-	1,000	-	1,000
Other comprehensive income	-	-	12,397	12,397
Distributions declared on common equity	-	(67,400)	-	(67,400)
Distributions declared on preferred membership interests	-	(619)	-	(619)
Other	-	(114)	-	(114)

Balance at September 30, 2012	$10,000	$1,455,211	$(57,213)	$1,407,998

Balance at December 31, 2012	$10,000	$1,438,233	$(65,229)	$1,383,004

Net income	-	119,528	-	119,528
Other comprehensive income	-	-	2,880	2,880
Distributions declared on common equity	-	(119,900)	-	(119,900)
Distributions declared on preferred membership interests	-	(619)	-	(619)
Other	-	16	-	16

Balance at September 30, 2013	$10,000	$1,437,258	$(62,349)	$1,384,909

See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
SELECTED OPERATING RESULTS
For the Three and Nine Months Ended September 30, 2013 and 2012
(Unaudited)

	Three Months Ended		Increase/
Description	2013	2012	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$158	$119	$39	33
Commercial	123	90	33	37
Industrial	137	89	48	54
Governmental	6	5	1	20
Total retail	424	303	121	40
Sales for resale:
Associated companies	102	103	(1)	(1)
Non-associated companies	11	9	2	22
Other	12	11	1	9
Total	$549	$426	$123	29

Billed Electric Energy
Sales (GWh):
Residential	1,740	1,718	22	1
Commercial	1,514	1,500	14	1
Industrial	2,337	2,210	127	6
Governmental	59	61	(2)	(3)
Total retail	5,650	5,489	161	3
Sales for resale:
Associated companies	1,940	2,295	(355)	(15)
Non-associated companies	245	229	16	7
Total	7,835	8,013	(178)	(2)

	Nine Months Ended		Increase/
Description	2013	2012	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$356	$295	$61	21
Commercial	314	258	56	22
Industrial	379	287	92	32
Governmental	16	14	2	14
Total retail	1,065	854	211	25
Sales for resale:
Associated companies	283	281	2	1
Non-associated companies	33	23	10	43
Other	47	43	4	9
Total	$1,428	$1,201	$227	19

Billed Electric Energy
Sales (GWh):
Residential	3,982	4,019	(37)	(1)
Commercial	3,923	4,003	(80)	(2)
Industrial	6,772	6,741	31	-
Governmental	172	174	(2)	(1)
Total retail	14,849	14,937	(88)	(1)
Sales for resale:
Associated companies	4,858	5,858	(1,000)	(17)
Non-associated companies	642	673	(31)	(5)
Total	20,349	21,468	(1,119)	(5)

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

Results of Operations

Net Income

Third Quarter 2013 Compared to Third Quarter 2012

Net income increased $20.4 million primarily due to higher net revenue and a lower effective income tax rate, partially offset by higher other operation and maintenance expenses, higher depreciation and amortization expenses, higher interest expense, and higher nuclear refueling outage expenses.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Net income decreased $36.9 million primarily due to the IRS tax settlement, in June 2012, related to the uncertain tax position regarding the Hurricane Katrina and Hurricane Rita Louisiana Act 55 financing, which resulted in a $142.7 million income tax benefit in 2012.  The prior year income tax benefit was partially offset by a $137.1 million ($84.3 million net-of-tax) regulatory charge, which reduced net revenue in 2012, because Entergy Louisiana is sharing the savings with customers.  Also contributing to the decrease in net income was higher other operation and maintenance expenses, higher depreciation and amortization expenses, and higher interest expense, partially offset by higher net revenue.  See Note 3 to the financial statements in the Form 10-K for additional discussion of the tax settlement and savings obligation.

Net Revenue

Third Quarter 2013 Compared to Third Quarter 2012

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory credits.  Following is an analysis of the change in net revenue comparing the third quarter 2013 to the third quarter 2012:

Amount
(In Millions)

2012 net revenue	$312.1
Retail electric price	30.1
Volume/weather	10.3
Fuel recovery	5.0
Net wholesale revenue	3.6
Other	2.8
2013 net revenue	$363.9

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

The retail electric price variance is primarily due to a formula rate plan increase effective January 2013.  See Note 2 to the financial statements herein and in the Form 10-K for more discussion of the formula rate plan increase.

The volume/weather variance is primarily due to increased usage during the unbilled sales period and increased billed electricity usage in the residential, commercial, and industrial sectors due to the effect of Hurricane Isaac, which decreased sales volume in 2012.  The increase in industrial usage was also driven by a prior year unplanned outage in the chemicals industry and a higher capacity factor in the petroleum industry.

The fuel recovery variance is primarily due to the expiration of the Evangeline gas contract on January 1, 2013.

The net wholesale revenue variance is primarily due to the sale to Entergy Gulf States Louisiana of one-third of Acadia Unit 2 capacity and energy.

Gross operating revenues and fuel and purchased power expenses

Gross operating revenues increased primarily due to:

•	an increase of $128.9 million in fuel cost recovery revenues primarily due to higher fuel rates;
•	the formula rate plan increase, as discussed above; and
•	an increase of $10.8 million in affiliated sales as a result of the Acadia contract with Entergy Gulf States Louisiana effective January 2013.

Fuel and purchased power expenses increased primarily due to an increase in the average market prices of natural gas and purchased power and an increase in the recovery from customers of deferred fuel costs.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits).  Following is an analysis of the change in net revenue comparing the nine months ended September 30, 2013 to the nine months ended September 30, 2012:

Amount
(In Millions)

2012 net revenue	$702.5
Louisiana Act 55 financing savings obligation	139.1
Retail electric price	63.8
Net wholesale revenue	14.2
Volume/weather	7.9
Fuel recovery	6.3
Other	1.0
2013 net revenue	$934.8

The Louisiana Act 55 financing savings obligation variance results from a regulatory charge recorded in the second quarter 2012 because Entergy Louisiana is sharing with customers the savings from an IRS settlement related to the uncertain tax position regarding the Hurricane Katrina and Hurricane Rita Louisiana Act 55 financing.  See Note 3 to the financial statements in the Form 10-K for additional discussion of the tax settlement and savings obligation.

The retail electric price variance is primarily due to a formula rate plan increase effective January 2013.  See Note 2 to the financial statements herein and in the Form 10-K for more discussion of the formula rate plan increase.

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

The net wholesale revenue variance is primarily due to the sale to Entergy Gulf States Louisiana of one-third of Acadia Unit 2 capacity and energy.

The volume/weather variance is primarily due to increased usage during the unbilled sales period and increased billed electricity usage in all sectors due to the effect of Hurricane Isaac, which decreased sales volume in 2012.  The increase in industrial usage was also driven by a higher capacity factor in the petroleum industry.  The increase was partially offset by the effect of less favorable weather on residential and commercial sales as compared to the same period in prior year.

The fuel recovery variance is primarily due to the expiration of the Evangeline gas contract on January 1, 2013.

Gross operating revenues, fuel and purchased power expenses, and other regulatory charges (credits)

Gross operating revenues increased primarily due to:

•	an increase of $291.2 million in fuel cost recovery revenues primarily due to higher fuel rates;
•	the formula rate plan increase, as discussed above; and
•	an increase of $21.8 million in affiliated sales as a result of the Acadia contract with Entergy Gulf States Louisiana effective January 2013.

Fuel and purchased power expenses increased primarily due to an increase in the average market prices of natural gas and purchased power and an increase in the recovery from customers of deferred fuel costs.

Other regulatory charges decreased primarily due to a regulatory charge recorded in the second quarter 2012 because Entergy Louisiana is sharing with customers the savings from an IRS settlement related to the uncertain tax position regarding the Hurricane Katrina and Hurricane Rita Louisiana Act 55 financing.  See Note 3 to the financial statements in the Form 10-K for additional discussion of the tax settlement and savings obligation.

Other Income Statement Variances

Third Quarter 2013 Compared to Third Quarter 2012

Nuclear refueling outage expenses increased primarily due to the amortization of higher expenses associated with the planned maintenance and refueling outage at Waterford 3.

Other operation and maintenance expenses increased primarily due to:

•
an increase of $7.6 million in compensation and benefits costs primarily due to a decrease in the discount rates used to determine net periodic pension and other postretirement benefit costs and a settlement charge, recognized in September 2013, related to the payment of lump sum benefits out of the non-qualified pension plan.  See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates" in the Form 10-K and Note 6 to the financial statements herein for further discussion of benefits costs;

•	an increase of $3.2 million in distribution expenses primarily due to higher labor and contract costs;
•	an increase of $2.5 million in transmission expenses primarily due to higher equalization expenses, additional transmission services, and higher vegetation expenses; and
•	an increase of $2.2 million as a result of lower write-offs of uncollectible accounts in 2012.

The increase was partially offset by a decrease of $4.3 million in fossil-fueled generation expenses due to an overall lower scope of work done during plant outages as compared to the prior year.

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Depreciation and amortization expenses increased primarily due to additions to plant in service, including the completion of the Waterford 3 steam generator replacement project in December 2012.

Interest expense increased primarily due to the following long-term debt issuances:

•	$200 million of 3.30% Series first mortgage bonds in December 2012;
•	$100 million of 4.70% Series first mortgage bonds in May 2013; and
•	$325 million of 4.05% Series first mortgage bonds in August 2013.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Nuclear refueling outage expenses increased primarily due to the amortization of higher expenses associated with the planned maintenance and refueling outage at Waterford 3.

Other operation and maintenance expenses increased primarily due to:

•
an increase of $13.9 million in compensation and benefits costs primarily due to a decrease in the discount rates used to determine net periodic pension and other postretirement benefit costs and a settlement charge, recognized in September 2013, related to the payment of lump sum benefits out of the non-qualified pension plan.  See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates" in the Form 10-K and Note 6 to the financial statements herein for further discussion of benefits costs;

•	the prior year deferral, as approved by the LPSC and the FERC, of costs related to the transition and implementation of joining the MISO RTO, which reduced 2012 expenses by $5.2 million;
•	an increase of $2.9 million in loss reserves; and
•	an increase of $2.8 million in nuclear generation expenses primarily due to higher labor and materials costs.

The increase was partially offset by a decrease of $8.7 million in fossil-fueled generation expenses due to an overall lower scope of work done during plant outages as compared to the prior year and a decrease of $2.9 million in insurance expenses primarily due to decreases in premiums.

Depreciation and amortization expenses increased primarily due to additions to plant in service, including the completion of the Waterford 3 steam generator replacement project in December 2012.

Interest expense increased primarily due to the following long-term debt issuances:

•	$200 million of 5.25% Series first mortgage bonds in July 2012;
•	$200 million of 3.30% Series first mortgage bonds in December 2012;
•	$100 million of 4.70% Series first mortgage bonds in May 2013; and
•	$325 million of 4.05% Series first mortgage bonds in August 2013.

Income Taxes

The effective income tax rate was 28% for the third quarter 2013 and 25.8% for the nine months ended September 30, 2013.  The differences in the effective income tax rates for the third quarter 2013 and the nine months ended September 30, 2013 versus the federal statutory rate of 35% were due to book and tax differences related to the non-taxable income distributions earned on preferred membership interests, book and tax differences related to the allowance for equity funds used during construction, and the reversal of a portion of the provision for uncertain tax positions, partially offset by state income taxes.

The effective income tax rate was 34.7% for the third quarter 2012 and (110.1%) for the nine months ended September 30, 2012.  The difference in the effective income tax rate for the third quarter 2012 versus the federal statutory rate of 35% was due to a change in the regulatory treatment of state income taxes included in formula rate plan filings, partially offset by book and tax differences related to the non-taxable income distributions earned on preferred membership interests.  The difference in the effective income tax rate for the nine months ended September 30, 2012 versus the federal statutory rate of 35% was due to the reversal of the provision for uncertain tax positions related to the IRS

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

settlement on how to treat the Louisiana Act 55 financing of the Hurricane Katrina and Hurricane Rita storm costs, book and tax differences related to the non-taxable income distributions earned on preferred membership interests, and book and tax differences related to the allowance for equity funds used during construction, partially offset by a change to the regulatory treatment of state income taxes included in formula rate plan filings.

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

The LPSC Staff filed direct testimony in September 2013 concluding that Hurricane Isaac system restoration costs incurred by Entergy Gulf States Louisiana and Entergy Louisiana were reasonable and prudent, subject to proposed minor adjustments which totaled approximately 1% of each company’s costs.  The LPSC Staff also supported the requests to re-establish storm reserves of $90 million for Entergy Gulf States Louisiana and $200 million for Entergy Louisiana.  One intervenor filed testimony recommending storm reserve levels of $70 million for Entergy Gulf States Louisiana and $100 million for Entergy Louisiana, but takes no position on the prudence of the Hurricane Isaac system restoration costs.  An evidentiary hearing is scheduled in December 2013, with an LPSC decision expected in 2014.

Liquidity and Capital Resources

Cash Flow

Cash flows for the nine months ended September 30, 2013 and 2012 were as follows:

	2013	2012
	(In Thousands)

Cash and cash equivalents at beginning of period	$30,086	$878

Cash flow provided by (used in):
Operating activities	450,443	401,672
Investing activities	(449,858)	(519,816)
Financing activities	10,221	266,171
Net increase in cash and cash equivalents	10,806	148,027

Cash and cash equivalents at end of period	$40,892	$148,905

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Operating Activities

Net cash flow provided by operating activities increased $48.8 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 primarily due to the increased recovery of fuel costs due to an increase in the amount of deferred fuel to be recovered compared to last year, decreased Hurricane Isaac storm spending in 2013, and a decrease of $15.5 million in pension contributions.  See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates” in the Form 10-K and Note 6 to the financial statements herein for a discussion of qualified pension and other postretirement benefits funding.

Investing Activities

Net cash flow used in investing activities decreased $70 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 primarily due to:

•	receipts of $187 million from the storm reserve escrow account in 2013, compared to receipts of $13.7 million in 2012;
•	a decrease in nuclear construction expenditures due to the Waterford 3 steam generator replacement project in 2012;
•
a decrease in nuclear fuel activity because of variations from year to year in the timing and pricing of fuel reload requirements in the Utility business, material and services deliveries, and the timing of cash payments during the nuclear fuel cycle; and

•	a decrease in distribution construction expenditures due to higher Hurricane Isaac spending in prior year.

The decrease was offset by an increase in fossil-fueled generation construction expenditures due to spending on the Ninemile Unit 6 self-build project, an increase in transmission construction expenditures as a result of additional reliability work performed in 2013, and money pool activity.

Increases in Entergy Louisiana’s receivable from the money pool are a use of cash flow, and Entergy Louisiana’s receivable from the money pool increased by $42.4 million for the nine months ended September 30, 2013 compared to increasing by $30.7 million for the nine months ended September 30, 2012.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

Net cash flow provided by financing activities decreased $256 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 primarily due to an increase of $350.7 million in common equity dividends paid in 2013 and the net issuance of $397 million of long-term debt in 2013 compared to the net issuance of $428.3 million of long-term debt in 2012.  The decrease was partially offset by money pool activity.  See Note 5 to the financial statements in the Form 10-K and Note 4 herein for more details of long-term debt.

Decreases in Entergy Louisiana’s payable to the money pool are a use of cash flow, and Entergy Louisiana’s payable to the money pool decreased by $118.4 million for the nine months ended September 30, 2012.

Capital Structure

Entergy Louisiana’s capitalization is balanced between equity and debt, as shown in the following table.  The increase in the debt to capital ratio for Entergy Louisiana as of September 30, 2013 is primarily due to an increase in long-term debt as a result of the issuance of $100 million of 4.70% Series first mortgage bonds in May 2013 and $325 million of 4.05% Series first mortgage bonds in August 2013.

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

	September 30, 2013	December 31, 2012

Debt to capital	52.8%	48.4%
Effect of excluding securitization bonds	(1.3%)	(1.6%)
Debt to capital, excluding securitization bonds (a)	51.5%	46.8%
Effect of subtracting cash	(0.4%)	(0.3%)
Net debt to net capital, excluding securitization bonds (a)	51.1%	46.5%

(a)	Calculation excludes the securitization bonds, which are non-recourse to Entergy Louisiana.

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

Uses and Sources of Capital

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy Louisiana’s uses and sources of capital.  Following are updates to the information provided in the Form 10-K.  Entergy Louisiana is developing its capital investment plan for 2014 through 2016 and currently anticipates making $1.3 billion in capital investments during that period.  In addition to routine capital spending to maintain operations, the capital investment plan includes specific investments and initiatives such as the Ninemile Point Unit 6 self-build project, NRC post-Fukushima requirements, and transmission spending to support economic development projects, reliability, and new compliance projects.

Entergy Louisiana obtained short-term borrowing authorization from the FERC under which it may borrow through October 2015, up to the aggregate amount, at any one time outstanding, of $250 million.  See Note 4 to the financial statements for further discussion of Entergy Louisiana’s short-term borrowing limits.  Entergy Louisiana has also obtained an order from the FERC authorizing long-term securities issuances through October 2015.  Entergy Louisiana has also obtained long-term financing authorization from the FERC that extends through October 2015 for issuances by its nuclear fuel company variable interest entity.

Entergy Louisiana’s receivables from or (payables to) the money pool were as follows:

September 30, 2013	December 31, 2012	September 30, 2012	December 31, 2011
(In Thousands)

$51,867	$9,433	$30,710	($118,415)

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

In May 2013, Entergy Louisiana issued $100 million of 4.70% Series first mortgage bonds due June 2063. Entergy Louisiana used the proceeds for general corporate purposes.

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

In August 2013, Entergy Louisiana issued $325 million of 4.05% Series first mortgage bonds due September 2023. Entergy Louisiana used the proceeds to repay borrowings under its $200 million credit facility and for general corporate purposes.

Entergy Louisiana has a credit facility in the amount of $200 million scheduled to expire in March 2018.  No borrowings were outstanding under the facility as of September 30, 2013.  See Note 4 to the financial statements herein for additional discussion of the credit facility.

The Entergy Louisiana nuclear fuel company variable interest entity has a credit facility in the amount of $90 million scheduled to expire in June 2016.  As of September 30, 2013, $24.3 million in letters of credit were outstanding under the credit facility to support a like amount of commercial paper issued by the Entergy Louisiana nuclear fuel company variable interest entity.  See Note 4 to the financial statements for additional discussion of the nuclear fuel company variable interest entity credit facility.

State and Local Rate Regulation and Fuel-Cost Recovery

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – State and Local Rate Regulation and Fuel Cost Recovery" in the Form 10-K for a discussion of state and local rate regulation and fuel cost recovery.  Following are updates to that discussion.

Retail Rates

In November 2011 the LPSC approved a one-year extension of Entergy Louisiana’s formula rate plan.  In May 2012, Entergy Louisiana made its formula rate plan filing with the LPSC for the 2011 test year.  The filing reflected a 9.63% earned return on common equity, which is within the earnings bandwidth and results in no cost of service rate change under the formula rate plan.  The filing also reflected an $18.1 million rate increase for incremental capacity costs.  In August 2012, Entergy Louisiana submitted a revised filing that reflects an earned return on common equity of 10.38%, which is still within the earnings bandwidth, resulting in no cost of service rate change.  The revised filing also indicates that an increase of $15.9 million should be reflected in the incremental capacity rider.  The rate change was implemented, subject to refund, effective for bills rendered the first billing cycle of September 2012.  Subsequently, in December 2012, Entergy Louisiana submitted a revised evaluation report that reflects two items: 1) a $17 million reduction for the first-year capacity charges for the purchase by Entergy Gulf States Louisiana from Entergy Louisiana of one-third of Acadia Unit 2 capacity and energy, and 2) an $88 million increase for the first-year retail revenue requirement associated with the Waterford 3 replacement steam generator project, which was in-service in December 2012.  These rate changes were implemented, subject to refund, effective with the first billing cycle of January 2013.  In April 2013, Entergy Louisiana and the LPSC staff filed a joint report resolving the 2011 test year formula rate plan and recovery related to the Grand Gulf uprate.  This report was approved by the LPSC in April 2013.  With completion of the Waterford 3 replacement steam generator project, the LPSC is conducting a prudence review in connection with a filing made by Entergy Louisiana in April 2013 with regard to the following aspects of the replacement project: 1) project management; 2) cost controls; 3) success in achieving stated objectives; 4) the costs of the replacement project; and 5) the outage length and replacement power costs.  A procedural schedule for the prudence review has not yet been established.

See Note 2 to the financial statements in the Form 10-K for a discussion of the base rate case filed by Entergy Louisiana with the LPSC in February 2013.  In April 2013 the LPSC established a procedural schedule providing for hearings in December 2013, with a decision by the LPSC expected in 2014.  On July 26, 2013, with the concurrence of Entergy Louisiana based upon an expected 60-day delay of the procedural schedule, the ALJ suspended the procedural schedule pending resolution of the appeal by Entergy Gulf States Louisiana, Entergy Louisiana and the LPSC staff regarding the ALJ’s denial of a motion to consolidate the rate cases of Entergy Gulf States Louisiana and Entergy Louisiana.  At an August 2013 meeting the LPSC rejected the proposed consolidation.  A new procedural schedule was established calling for an evidentiary hearing in December 2013.  Entergy Louisiana submitted an opposed motion to modify the procedural schedule to allow for settlement negotiations, which are ongoing.  The motion was granted and the evidentiary hearing has been rescheduled to occur in January 2014.

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

In March 2013, Entergy Louisiana filed a rate case for the Algiers area, which is in New Orleans and is regulated by the City Council.  Entergy Louisiana is requesting a rate increase of $13 million over three years, including a 10.4% return on common equity and a formula rate plan mechanism identical to its LPSC request.  Hearings are scheduled for April 2014.  New rates are currently expected to become effective in second quarter 2014.

Fuel and Purchased Power Cost Recovery

In April 2010 the LPSC authorized its staff to initiate an audit of Entergy Louisiana’s fuel adjustment clause filings.  The audit includes a review of the reasonableness of charges flowed through the fuel adjustment clause by Entergy Louisiana for the period from 2005 through 2009.  The LPSC Staff issued its audit report in January 2013.  The LPSC staff recommended that Entergy Louisiana refund approximately $1.9 million, plus interest, to customers and realign the recovery of approximately $1 million from Entergy Louisiana’s fuel adjustment clause to base rates.  The recommended refund was made by Entergy Louisiana in May 2013 in the form of a credit to customers through its fuel adjustment clause filing.  Two parties have intervened in the proceeding.  A procedural schedule has been established for the identification of issues by the intervenors and for Entergy Louisiana to submit comments regarding the LPSC Staff report and any issues raised by intervenors.  One intervenor is seeking further proceedings regarding certain issues it raised in its comments on the LPSC Staff report.  Entergy Louisiana has filed responses to both the LPSC Staff report and the issues raised by the intervenor.  As required by the procedural schedule, a joint status report was submitted in October 2013 by the parties.  That report requests that a status conference be convened by the ALJ to address open issues, including whether further proceedings will be required.  A status conference has been scheduled for December 5, 2013.

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

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2013 and 2012
(Unaudited)

	Three Months Ended		Nine Months Ended
	2013	2012	2013	2012
	(In Thousands)		(In Thousands)

OPERATING REVENUES
Electric	$782,789	$614,044	$2,024,679	$1,658,189

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	206,329	134,108	418,188	320,991
Purchased power	213,832	168,817	679,254	505,935
Nuclear refueling outage expenses	9,317	6,103	25,248	18,573
Other operation and maintenance	123,344	106,523	355,696	334,559
Decommissioning	5,437	5,169	16,106	18,172
Taxes other than income taxes	19,337	17,913	57,124	52,122
Depreciation and amortization	60,664	54,642	181,409	162,474
Other regulatory charges (credits) - net	(1,318)	(956)	(7,612)	128,749
TOTAL	636,942	492,319	1,725,413	1,541,575

OPERATING INCOME	145,847	121,725	299,266	116,614

OTHER INCOME
Allowance for equity funds used during construction	8,854	9,981	21,693	27,032
Interest and investment income	21,149	21,566	64,064	63,178
Miscellaneous - net	(618)	519	(2,271)	(1,680)
TOTAL	29,385	32,066	83,486	88,530

INTEREST EXPENSE
Interest expense	39,206	35,731	112,539	101,434
Allowance for borrowed funds used during construction	(3,714)	(4,776)	(9,198)	(12,530)
TOTAL	35,492	30,955	103,341	88,904

INCOME BEFORE INCOME TAXES	139,740	122,836	279,411	116,240

Income taxes	39,143	42,628	72,061	(127,977)

NET INCOME	100,597	80,208	207,350	244,217

Preferred dividend requirements and other	1,738	1,738	5,213	5,213

EARNINGS APPLICABLE TO
COMMON EQUITY	$98,859	$78,470	$202,137	$239,004

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Nine Months Ended September 30, 2013 and 2012
(Unaudited)

	Three Months Ended		Nine Months Ended
	2013	2012	2013	2012
	(In Thousands)		(In Thousands)

Net Income	$100,597	$80,208	$207,350	$244,217
Other comprehensive income
Pension and other postretirement liabilities
(net of tax expense of $542, $493, $1,631, and $1,480)	684	630	2,045	1,890
Other comprehensive income	684	630	2,045	1,890
Comprehensive Income	$101,281	$80,838	$209,395	$246,107

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2013 and 2012
(Unaudited)

	2013	2012
	(In Thousands)

OPERATING ACTIVITIES
Net income	$207,350	$244,217
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	250,232	299,745
Deferred income taxes, investment tax credits, and non-current taxes accrued	168,988	(94,765)
Changes in working capital:
Receivables	(131,198)	(37,610)
Fuel inventory	992	(3)
Accounts payable	(39,947)	65,772
Prepaid taxes and taxes accrued	(37,490)	6,383
Interest accrued	1,527	(1,557)
Deferred fuel costs	22,450	(30,132)
Other working capital accounts	21,742	(29,490)
Changes in provisions for estimated losses	(187,642)	(17,392)
Changes in other regulatory assets	(19,483)	(42,781)
Changes in other regulatory liabilities	146,329	139,624
Changes in pension and other postretirement liabilities	1,851	(17,361)
Other	44,742	(82,978)
Net cash flow provided by operating activities	450,443	401,672

INVESTING ACTIVITIES
Construction expenditures	(583,451)	(429,820)
Allowance for equity funds used during construction	21,693	27,032
Nuclear fuel purchases	(41,209)	(134,413)
Proceeds from the sale of nuclear fuel	23,438	48,990
Receipts from storm reserve escrow account	187,007	13,669
Remittances to transition charge account	(14,844)	(22,113)
Payments from transition charge account	8,759	15,472
Proceeds from nuclear decommissioning trust fund sales	12,211	19,833
Investment in nuclear decommissioning trust funds	(21,006)	(28,422)
Changes in money pool receivable - net	(42,434)	(30,710)
Other	(22)	666
Net cash flow used in investing activities	(449,858)	(519,816)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	418,009	465,997
Retirement of long-term debt	(20,960)	(37,649)
Changes in credit borrowings - net	(30,361)	(37,949)
Change in money pool payable - net	-	(118,415)
Distributions paid:
Common equity	(351,254)	(600)
Preferred membership interests	(5,213)	(5,213)
Net cash flow provided by financing activities	10,221	266,171

Net increase in cash and cash equivalents	10,806	148,027

Cash and cash equivalents at beginning of period	30,086	878

Cash and cash equivalents at end of period	$40,892	$148,905

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$106,975	$98,979
Income taxes	$(3,874)	$(3,601)

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
September 30, 2013 and December 31, 2012
(Unaudited)

	2013	2012
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$350	$814
Temporary cash investments	40,542	29,272
Total cash and cash equivalents	40,892	30,086
Securitization recovery trust account	10,467	4,382
Accounts receivable:
Customer	182,711	86,072
Allowance for doubtful accounts	(1,413)	(867)
Associated companies	98,222	42,938
Other	9,022	9,354
Accrued unbilled revenues	101,941	79,354
Total accounts receivable	390,483	216,851
Accumulated deferred income taxes	103,399	113,319
Deferred fuel costs	4,118	26,568
Fuel inventory	22,591	23,583
Materials and supplies - at average cost	154,104	152,170
Deferred nuclear refueling outage costs	22,349	44,457
Prepaid taxes	45,427	7,937
Prepayments and other	11,926	12,129
TOTAL	805,756	631,482

OTHER PROPERTY AND INVESTMENTS
Investment in affiliate preferred membership interests	807,423	807,423
Decommissioning trust funds	325,443	287,418
Storm reserve escrow account	-	186,985
Non-utility property - at cost (less accumulated depreciation)	442	578
TOTAL	1,133,308	1,282,404

UTILITY PLANT
Electric	8,699,613	8,603,319
Property under capital lease	324,440	324,440
Construction work in progress	647,527	404,714
Nuclear fuel	170,203	204,019
TOTAL UTILITY PLANT	9,841,783	9,536,492
Less - accumulated depreciation and amortization	3,720,317	3,590,146
UTILITY PLANT - NET	6,121,466	5,946,346

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	310,672	193,114
Other regulatory assets (includes securitization property of
$160,690 as of September 30, 2013 and
$172,838 as of December 31, 2012)	815,487	913,562
Deferred fuel costs	67,998	67,998
Other	45,677	39,178
TOTAL	1,239,834	1,213,852

TOTAL ASSETS	$9,300,364	$9,074,084

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
September 30, 2013 and December 31, 2012
(Unaudited)

	2013	2012
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$70,231	$14,236
Short-term borrowings	24,296	54,657
Accounts payable:
Associated companies	90,733	103,454
Other	127,342	266,904
Customer deposits	89,375	88,805
Accumulated deferred income taxes	3,865	-
Interest accrued	38,791	37,264
Pension and other postretirement liabilities	9,421	9,170
Gas hedge contracts	1,408	3,442
Other	16,211	13,382
TOTAL	471,673	591,314

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,112,480	930,606
Accumulated deferred investment tax credits	68,059	70,193
Other regulatory liabilities	523,130	376,801
Decommissioning	434,228	418,122
Accumulated provisions	8,832	196,474
Pension and other postretirement liabilities	541,303	539,703
Long-term debt (includes securitization bonds of
$174,844 as of September 30, 2013 and
$181,553 as of December 31, 2012)	3,159,085	2,811,859
Other	78,751	68,516
TOTAL	5,925,868	5,412,274

Commitments and Contingencies

EQUITY
Preferred membership interests without sinking fund	100,000	100,000
Member's equity	2,846,910	3,016,628
Accumulated other comprehensive loss	(44,087)	(46,132)
TOTAL	2,902,823	3,070,496

TOTAL LIABILITIES AND EQUITY	$9,300,364	$9,074,084

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Nine Months Ended September 30, 2013 and 2012
(Unaudited)

		Common Equity
	Preferred Membership Interests	Member's Equity	Accumulated Other Comprehensive Income (Loss)	Total
		(In Thousands)

Balance at December 31, 2011	$100,000	$2,504,436	$(39,507)	$2,564,929

Net income	-	244,217	-	244,217
Other comprehensive income	-	-	1,890	1,890
Distributions to parent	-	(600)	-	(600)
Distributions declared on preferred membership interests	-	(5,213)	-	(5,213)

Balance at September 30, 2012	$100,000	$2,742,840	$(37,617)	$2,805,223

Balance at December 31, 2012	$100,000	$3,016,628	$(46,132)	$3,070,496

Net income	-	207,350	-	207,350
Other comprehensive income	-	-	2,045	2,045
Distributions to parent	-	(371,855)	-	(371,855)
Distributions declared on preferred membership interests	-	(5,213)	-	(5,213)

Balance at September 30, 2013	$100,000	$2,846,910	$(44,087)	$2,902,823

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three and Nine Months Ended September 30, 2013 and 2012
(Unaudited)

	Three Months Ended		Increase/
Description	2013	2012	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$286	$227	$59	26
Commercial	174	136	38	28
Industrial	255	180	75	42
Governmental	12	11	1	9
Total retail	727	554	173	31
Sales for resale:
Associated companies	34	46	(12)	(26)
Non-associated companies	1	1	-	-
Other	21	13	8	62
Total	$783	$614	$169	28

Billed Electric Energy
Sales (GWh):
Residential	2,884	2,866	18	1
Commercial	1,820	1,786	34	2
Industrial	4,275	4,157	118	3
Governmental	126	125	1	1
Total retail	9,105	8,934	171	2
Sales for resale:
Associated companies	705	682	23	3
Non-associated companies	9	21	(12)	(57)
Total	9,819	9,637	182	2

	Nine Months Ended		Increase/
Description	2013	2012	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$651	$541	$110	20
Commercial	444	368	76	21
Industrial	734	554	180	32
Governmental	35	29	6	21
Total retail	1,864	1,492	372	25
Sales for resale:
Associated companies	84	99	(15)	(15)
Non-associated companies	1	1	-	-
Other	76	66	10	15
Total	$2,025	$1,658	$367	22

Billed Electric Energy
Sales (GWh):
Residential	6,767	6,844	(77)	(1)
Commercial	4,641	4,675	(34)	(1)
Industrial	12,687	12,448	239	2
Governmental	373	362	11	3
Total retail	24,468	24,329	139	1
Sales for resale:
Associated companies	1,322	1,749	(427)	(24)
Non-associated companies	26	39	(13)	(33)
Total	25,816	26,117	(301)	(1)

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

Results of Operations

Net Income

Third Quarter 2013 Compared to Third Quarter 2012

Net income increased $6.7 million primarily due to higher net revenue.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Net income increased $15 million primarily due to higher net revenue, partially offset by higher other operation and maintenance expenses.

Net Revenue

Third Quarter 2013 Compared to Third Quarter 2012

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges.  Following is an analysis of the change in net revenue comparing the third quarter 2013 to the third quarter 2012:

Amount
(In Millions)

2012 net revenue	$167.9
Retail electric price	11.5
Reserve equalization	2.9
Volume/weather	(2.8)
Other	1.9
2013 net revenue	$181.4

The retail electric price variance is primarily due to the recovery of Hinds plant costs through the power management rider, as approved by the MPSC, effective with the first billing cycle of 2013.  The net income effect of the Hinds plant cost recovery is limited to a portion representing an allowed return on equity on the net plant investment with the remainder offset by the Hinds plant costs in other operation and maintenance expenses, depreciation expenses, and taxes other than income taxes.  The increase is partially offset by a temporary increase in 2012 in the storm cost recovery rider, as approved by the MPSC for a five-month period effective August 2012.  The increase in revenues in 2012 was offset by costs included in other operation and maintenance expenses and had no effect on net income.

Entergy Mississippi, Inc.
Management’s Financial Discussion and Analysis

The reserve equalization variance is primarily due to increased reserve equalization revenue resulting from the acquisition of the Hinds plant in November 2012.

The volume/weather variance is primarily due to the effect of less favorable weather on residential and commercial sales in the third quarter 2013 as compared to the same period in the prior year and decreased electricity usage in the third quarter 2013 as compared to the same period in the prior year.  Billed electricity usage decreased 166 GWh, or 4%, across all customer classes.

Gross operating revenues and fuel and purchased power expenses

Gross operating revenues increased primarily due to:

•	an increase of $29.3 million in fuel cost recovery revenues primarily due to higher fuel rates;
•	an increase of $24.1 million in gross wholesale revenues due to an increase in sales to affiliated customers;
•	an increase of $16.9 million in power management rider revenue, as approved by the MPSC, primarily resulting from the acquisition of the Hinds plant in November 2012, as discussed previously; and
•	an increase of $10.7 million in rider revenue primarily due to an increase in the Grand Gulf rider effective October 2012.

Fuel and purchased power expenses increased primarily due to:

•	an increase in the average market price of natural gas;
•
an increase in deferred fuel expenses as a result of higher fuel revenues primarily due to lower 2012 fuel rates as a result of bandwidth remedy payments refunded to customers in August and September 2012.  See Note 2 to the financial statements herein and in the Form 10-K for a discussion of the System Agreement proceedings; and

•	an increase in Grand Gulf capacity costs as a result of the Grand Gulf uprate.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory credits.  Following is an analysis of the change in net revenue comparing the nine months ended September 30, 2013 to the nine months ended September 30, 2012:

Amount
(In Millions)

2012 net revenue	$432.4
Retail electric price	45.0
Reserve equalization	10.3
Volume/weather	(3.9)
Other	2.7
2013 net revenue	$486.5

The retail electric price variance is primarily due to the recovery of Hinds plant costs through the power management rider, as approved by the MPSC, effective with the first billing cycle of 2013.  The net income effect of the Hinds plant cost recovery is limited to a portion representing an allowed return on equity on the net plant investment with the remainder offset by the Hinds plant costs in other operation and maintenance expenses, depreciation expenses, and taxes other than income taxes.  The increase is partially offset by a temporary increase in 2012 in the storm cost recovery rider, as approved by the MPSC for a five-month period effective August 2012.  The increase in revenues in 2012 was offset by costs included in other operation and maintenance expenses and had no effect on net income.

Entergy Mississippi, Inc.
Management’s Financial Discussion and Analysis

The reserve equalization variance is primarily due to increased reserve equalization revenue resulting from the acquisition of the Hinds plant in November 2012.

The volume/weather variance is primarily due to decreased electricity usage in the nine months ended September 30, 2013 as compared to the same period in the prior year.  The decrease in industrial usage is primarily due to the petroleum and primary metals industries.  Billed electricity usage decreased 336 GWh, or 3%, across all customer classes.

Gross operating revenues and fuel and purchased power expenses

Gross operating revenues increased primarily due to:

•	an increase of $64.1 million in gross wholesale revenues due to an increase in sales to affiliated customers;
•	an increase of $45.2 million in power management rider revenue, as approved by the MPSC, primarily resulting from the acquisition of the Hinds plant in November 2012, as discussed previously;
•	an increase of $29.8 million in rider revenue primarily due to an increase in the Grand Gulf rider effective October 2012; and
•	an increase of $19.4 million in fuel cost recovery revenues primarily due to higher fuel rates.

Fuel and purchased power expenses increased primarily due to an increase in Grand Gulf capacity costs as a result of the Grand Gulf uprate and an increase in the average market price of natural gas.

Other Income Statement Variances

Third Quarter 2013 Compared to Third Quarter 2012

Other operation and maintenance expenses decreased primarily due to a temporary increase in 2012 of $10.2 million in storm damage accruals, as approved by the MPSC for a five-month period effective August 2012, substantially offset by an increase of $4.6 million in fossil-fueled generation expenses primarily due to the acquisition of the Hinds plant in November 2012 and an increase of $2.6 million in compensation and benefits costs primarily due to a decrease in the discount rates used to determine net periodic pension and other postretirement benefit costs and a settlement charge, recognized in September 2013, related to the payment of lump sum benefits out of the non-qualified pension plan.  See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates" in the Form 10-K and Note 6 to the financial statements herein for further discussion of benefits costs.

Taxes other than income taxes increased primarily due to an increase in ad valorem taxes as a result of a higher assessment in 2013 primarily due to the acquisition of the Hinds plant in November 2012.

Depreciation and amortization expenses increased primarily due to an increase in plant in service, including the acquisition of the Hinds plant in November 2012.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Other operation and maintenance expenses increased primarily due to an increase of $26.1 million in fossil-fueled generation expenses resulting from a higher scope of work done during plant outages in 2013 as compared to the same period in 2012 and the acquisition of the Hinds plant in November 2012. The increase was partially offset by a temporary increase in 2012 of $10.2 million in storm damage accruals, as approved by the MPSC for a five-month period effective August 2012.

Taxes other than income taxes increased primarily due to an increase in ad valorem taxes as a result of a higher assessment in 2013 primarily due to the acquisition of the Hinds plant in November 2012.

Depreciation and amortization expenses increased primarily due to an increase in plant in service, including the acquisition of the Hinds plant in November 2012.

Entergy Mississippi, Inc.
Management’s Financial Discussion and Analysis

Income Taxes

The effective income tax rate was 39.3% for the third quarter 2013 and 39.6% for the nine months ended September 30, 2013.  The differences in the effective income tax rates for the third quarter 2013 and the nine months ended September 30, 2013 versus the federal statutory rate of 35% were primarily due to state income taxes and certain book and tax differences related to utility plant items.

The effective income tax rate was 40.6% for the third quarter 2012 and 41.8% for the nine months ended September 30, 2012.  The differences in the effective income tax rates for the third quarter 2012 and the nine months ended September 30, 2012 versus the federal statutory rate of 35% were primarily due to state income taxes.

Baxter Wilson Plant Event

On September 11, 2013, Entergy Mississippi’s Baxter Wilson (Unit 1) power plant experienced a significant unplanned outage event.  The cause of the event is currently under investigation.  Entergy Mississippi is still in the process of assessing the nature and extent of the damage to the unit. The current estimate of costs to return the unit to service, however, is in the range of $25 million to $30 million.  This estimate and return to service schedule may change as restorative activities occur.  The costs necessary to return the plant to service are expected to be incurred during the fourth quarter 2013 through the second quarter 2014.  Entergy Mississippi believes that the damage is covered by its property insurance policy, subject to a $20 million deductible.

Liquidity and Capital Resources

Cash Flow

Cash flows for the nine months ended September 30, 2013 and 2012 were as follows:

	2013	2012
	(In Thousands)

Cash and cash equivalents at beginning of period	$52,970	$16

Cash flow provided by (used in):
Operating activities	147,847	156,020
Investing activities	(109,269)	(124,165)
Financing activities	(90,457)	(4,214)
Net increase (decrease) in cash and cash equivalents	(51,879)	27,641

Cash and cash equivalents at end of period	$1,091	$27,657

Operating Activities

Net cash provided by operating activities decreased $8.2 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 primarily due to a decrease in the recovery of fuel costs and the receipt of System Agreement bandwidth remedy payments of $33 million in January 2012 to implement the FERC’s remedy in an October 2011 order for the period June-December 2005, of which approximately $13 million had been refunded to customers as of September 30, 2012.  The decrease was partially offset by a decrease of $4.6 million in pension contributions.  See Note 2 to the financial statements herein and in the Form 10-K for a discussion of the System Agreement proceedings.  See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates" in the Form 10-K and Note 6 to the financial statements herein for a discussion of qualified pension and other postretirement benefits funding.

Entergy Mississippi, Inc.
Management’s Financial Discussion and Analysis

Investing Activities

Net cash used in investing activities decreased $14.9 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 primarily due to money pool activity and decreased distribution construction expenditures as a result of spending on Hurricane Isaac in 2012.  The decrease was partially offset by an increase in transmission construction expenditures due to more reliability work in 2013 as compared to 2012 and an increase in fossil-fueled generation construction expenditures as a result of an increased scope of work during outages in 2013 as compared to 2012.

Decreases in Entergy Mississippi’s receivable from the money pool are a source of cash flow, and Entergy Mississippi’s receivable from the money pool decreased by $16.9 million for the nine months ended September 30, 2013 compared to increasing by $5.5 million for the nine months ended September 30, 2012.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

Net cash used in financing activities increased $86.2 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 primarily due to the payment at maturity of $100 million of 5.15% Series first mortgage bonds in February 2013, partially offset by money pool activity. See Note 4 to the financial statements herein for a discussion of long-term debt and credit facilities.

Increases in Entergy Mississippi’s payable to the money pool are a source of cash flow, and Entergy Mississippi’s payable to the money pool increased by $19.2 million for the nine months ended September 30, 2013 compared to decreasing by $2 million for the nine months ended September 30, 2012.

Capital Structure

Entergy Mississippi’s capitalization is balanced between equity and debt, as shown in the following table.  The decrease in the debt to capital ratio is due to the retirement of $100 million of 5.15% Series first mortgage bonds in February 2013.

	September 30, 2013	December 31, 2012

Debt to capital	52.1%	55.9%
Effect of subtracting cash	-%	(1.2%)
Net debt to net capital	52.1%	54.7%

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

Uses and Sources of Capital

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy Mississippi’s uses and sources of capital.  Following are updates to the information provided in the Form 10-K.  Entergy Mississippi is developing its capital investment plan for 2014 through 2016 and currently anticipates making $658 million in capital investments during that period.  In addition to routine capital spending to maintain operations, the capital investment plan includes specific investments and initiatives such as transmission spending to support economic development projects, reliability, and new compliance projects.

Entergy Mississippi, Inc.
Management’s Financial Discussion and Analysis

Entergy Mississippi has obtained short-term borrowing authorization from the FERC under which it may borrow through October 2015, up to the aggregate amount, at any one time outstanding, of $175 million.  See Note 4 to the financial statements for further discussion of Entergy Mississippi’s short-term borrowing limits.  Entergy Mississippi has also obtained an order from the FERC authorizing long-term securities issuances through October 2015.

Entergy Mississippi’s receivables from or (payables to) the money pool were as follows:

September 30, 2013	December 31, 2012	September 30, 2012	December 31, 2011
(In Thousands)

($19,150)	$16,878	$5,497	($1,999)

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

In May 2013, Entergy Mississippi renewed its three separate credit facilities through May 2014 and increased the aggregate amount available under these credit facilities to $92.5 million. No borrowings were outstanding under the credit facilities as of September 30, 2013.  See Note 4 to the financial statements herein for additional discussion of the credit facilities.

In February 2013, Entergy Mississippi redeemed, at maturity, its $100 million 5.15% Series first mortgage bonds.

In October 2013, Entergy Mississippi redeemed, prior to maturity, its $16.03 million 4.60% Series pollution control revenue bonds due April 2022.

State and Local Rate Regulation and Fuel-Cost Recovery

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - State and Local Rate Regulation and Fuel-Cost Recovery" in the Form 10-K for a discussion of the formula rate plan and fuel and purchased power cost recovery. Following are updates to that discussion.

Formula Rate Plan

In March 2013, Entergy Mississippi submitted its formula rate plan 2012 test year filing.  The filing requested a $36.3 million revenue increase to reset Entergy Mississippi's return on common equity to 10.55%, which is a point within the formula rate plan bandwidth.  In June 2013, Entergy Mississippi and the Mississippi Public Utilities Staff entered into a joint stipulation, in which both parties agreed that the MPSC should approve a $22.3 million rate increase for Entergy Mississippi which, with other adjustments reflected in the stipulation, would have the effect of resetting Entergy Mississippi’s return on common equity to 10.59% when adjusted for performance under the formula rate plan.  In August 2013 the MPSC approved the joint stipulation between Entergy Mississippi and the Mississippi Public Utilities Staff authorizing the rate increase effective with September 2013 bills.  Additionally, the MPSC authorized Entergy Mississippi to defer approximately $1.2 million in MISO-related implementation costs incurred in 2012, along with other MISO-related implementation costs to be incurred in 2013.

Entergy Mississippi, Inc.
Management’s Financial Discussion and Analysis

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

Storm Damage Accrual and Storm Cost Recovery

On July 1, 2013, Entergy Mississippi and the Mississippi Public Utilities Staff entered into a joint stipulation, wherein both parties agreed that approximately $32 million in storm restoration costs incurred in 2011 and 2012 were prudently incurred and chargeable to the storm damage reserve, while approximately $700,000 in prudently incurred costs were more properly recoverable through the formula rate plan.  Entergy Mississippi and the Mississippi Public Utilities Staff also agreed that the storm damage accrual should be increased from $750,000 per month to $1.75 million per month.  In September 2013 the MPSC approved the joint stipulation with the increase in the storm damage accrual effective with October 2013 bills.

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

ENTERGY MISSISSIPPI, INC.
INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2013 and 2012
(Unaudited)

	Three Months Ended		Nine Months Ended
	2013	2012	2013	2012
	(In Thousands)		(In Thousands)

OPERATING REVENUES
Electric	$397,833	$321,771	$1,015,513	$860,735

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	118,688	57,230	263,437	204,703
Purchased power	97,709	93,817	275,783	232,140
Other operation and maintenance	62,263	64,446	189,822	173,043
Taxes other than income taxes	21,208	19,742	61,322	56,980
Depreciation and amortization	27,717	24,377	81,268	72,451
Other regulatory charges (credits) - net	62	2,828	(10,237)	(8,476)
TOTAL	327,647	262,440	861,395	730,841

OPERATING INCOME	70,186	59,331	154,118	129,894

OTHER INCOME
Allowance for equity funds used during construction	371	760	1,817	2,950
Interest and investment income	239	19	565	43
Miscellaneous - net	(767)	(806)	(2,601)	(2,916)
TOTAL	(157)	(27)	(219)	77

INTEREST EXPENSE
Interest expense	14,585	14,113	44,753	42,761
Allowance for borrowed funds used during construction	(307)	(405)	(1,233)	(1,568)
TOTAL	14,278	13,708	43,520	41,193

INCOME BEFORE INCOME TAXES	55,751	45,596	110,379	88,778

Income taxes	21,938	18,516	43,678	37,102

NET INCOME	33,813	27,080	66,701	51,676

Preferred dividend requirements and other	707	707	2,121	2,121

EARNINGS APPLICABLE TO
COMMON STOCK	$33,106	$26,373	$64,580	$49,555

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY MISSISSIPPI, INC.
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2013 and 2012
(Unaudited)

	2013	2012
	(In Thousands)

OPERATING ACTIVITIES
Net income	$66,701	$51,676
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	81,268	72,451
Deferred income taxes, investment tax credits, and non-current taxes accrued	36,845	39,703
Changes in assets and liabilities:
Receivables	(50,692)	23,552
Fuel inventory	5,249	(3,377)
Accounts payable	17,940	12,637
Taxes accrued	(11,345)	(15,150)
Interest accrued	1,960	(3,683)
Deferred fuel costs	(10,179)	(12,249)
Other working capital accounts	2,069	(10,977)
Provisions for estimated losses	(232)	(2,496)
Other regulatory assets	8,153	10,526
Pension and other postretirement liabilities	(5,444)	(10,438)
Other assets and liabilities	5,554	3,845
Net cash flow provided by operating activities	147,847	156,020

INVESTING ACTIVITIES
Construction expenditures	(128,006)	(121,634)
Allowance for equity funds used during construction	1,817	2,950
Change in money pool receivable - net	16,878	(5,497)
Other	42	16
Net cash flow used in investing activities	(109,269)	(124,165)

FINANCING ACTIVITIES
Retirement of long-term debt	(100,000)	-
Change in money pool payable - net	19,150	(1,999)
Dividends paid:
Common stock	(7,400)	-
Preferred stock	(2,121)	(2,121)
Other	(86)	(94)
Net cash flow used in financing activities	(90,457)	(4,214)

Net increase (decrease) in cash and cash equivalents	(51,879)	27,641

Cash and cash equivalents at beginning of period	52,970	16

Cash and cash equivalents at end of period	$1,091	$27,657

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$40,718	$44,481
Income taxes	$1,999	$2,118

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
BALANCE SHEETS
ASSETS
September 30, 2013 and December 31, 2012
(Unaudited)

	2013	2012
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$1,082	$585
Temporary cash investments	9	52,385
Total cash and cash equivalents	1,091	52,970
Accounts receivable:
Customer	89,316	49,836
Allowance for doubtful accounts	(1,071)	(910)
Associated companies	17,201	25,504
Other	7,330	11,072
Accrued unbilled revenues	49,585	43,045
Total accounts receivable	162,361	128,547
Deferred fuel costs	36,669	26,490
Accumulated deferred income taxes	2,084	44,027
Fuel inventory - at average cost	43,529	48,778
Materials and supplies - at average cost	40,101	40,331
Prepayments and other	4,712	5,329
TOTAL	290,547	346,472

OTHER PROPERTY AND INVESTMENTS
Non-utility property - at cost (less accumulated depreciation)	4,677	4,698
Escrow accounts	61,794	61,836
TOTAL	66,471	66,534

UTILITY PLANT
Electric	3,800,355	3,708,743
Property under capital lease	6,038	8,112
Construction work in progress	75,900	62,876
TOTAL UTILITY PLANT	3,882,293	3,779,731
Less - accumulated depreciation and amortization	1,390,608	1,324,627
UTILITY PLANT - NET	2,491,685	2,455,104

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	61,238	63,614
Other regulatory assets	395,694	401,471
Other	19,579	20,832
TOTAL	476,511	485,917

TOTAL ASSETS	$3,325,214	$3,354,027

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
BALANCE SHEETS
LIABILITIES AND EQUITY
September 30, 2013 and December 31, 2012
(Unaudited)

	2013	2012
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$-	$100,000
Short-term borrowings	17	21
Accounts payable:
Associated companies	67,981	42,377
Other	51,063	44,856
Customer deposits	73,266	71,182
Taxes accrued	40,982	52,327
Accumulated deferred income taxes	3,333	218
Interest accrued	20,186	18,226
Other	29,401	21,490
TOTAL	286,229	350,697

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	754,316	761,812
Accumulated deferred investment tax credits	8,220	7,257
Obligations under capital lease	4,479	5,329
Other regulatory liabilities	1,647	1,235
Asset retirement cost liabilities	6,309	6,039
Accumulated provisions	35,588	35,820
Pension and other postretirement liabilities	155,422	160,866
Long-term debt	1,069,627	1,069,519
Other	16,170	25,426
TOTAL	2,051,778	2,073,303

Commitments and Contingencies

Preferred stock without sinking fund	50,381	50,381

COMMON EQUITY
Common stock, no par value, authorized 12,000,000
shares; issued and outstanding 8,666,357 shares in 2013 and 2012	199,326	199,326
Capital stock expense and other	(690)	(690)
Retained earnings	738,190	681,010
TOTAL	936,826	879,646

TOTAL LIABILITIES AND EQUITY	$3,325,214	$3,354,027

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
STATEMENTS OF CHANGES IN COMMON EQUITY
For the Nine Months Ended September 30, 2013 and 2012
(Unaudited)

	Common Equity
	Common Stock	Capital Stock Expense and Other	Retained Earnings	Total
	(In Thousands)

Balance at December 31, 2011	$199,326	$(690)	$637,070	$835,706

Net income	-	-	51,676	51,676
Preferred stock dividends	-	-	(2,121)	(2,121)

Balance at September 30, 2012	$199,326	$(690)	$686,625	$885,261

Balance at December 31, 2012	$199,326	$(690)	$681,010	$879,646

Net income	-	-	66,701	66,701
Common stock dividends	-	-	(7,400)	(7,400)
Preferred stock dividends	-	-	(2,121)	(2,121)

Balance at September 30, 2013	$199,326	$(690)	$738,190	$936,826

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
SELECTED OPERATING RESULTS
For the Three and Nine Months Ended September 30, 2013 and 2012
(Unaudited)

	Three Months Ended		Increase/
Description	2013	2012	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$167	$144	$23	16
Commercial	126	108	18	17
Industrial	43	36	7	19
Governmental	11	10	1	10
Total retail	347	298	49	16
Sales for resale:
Associated companies	30	5	25	500
Non-associated companies	7	7	-	-
Other	14	12	2	17
Total	$398	$322	$76	24

Billed Electric Energy
Sales (GWh):
Residential	1,836	1,917	(81)	(4)
Commercial	1,424	1,468	(44)	(3)
Industrial	612	651	(39)	(6)
Governmental	115	117	(2)	(2)
Total retail	3,987	4,153	(166)	(4)
Sales for resale:
Associated companies	527	54	473	876
Non-associated companies	92	109	(17)	(16)
Total	4,606	4,316	290	7

	Nine Months Ended		Increase/
Description	2013	2012	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$401	$355	$46	13
Commercial	321	292	29	10
Industrial	115	107	8	7
Governmental	31	28	3	11
Total retail	868	782	86	11
Sales for resale:
Associated companies	79	15	64	427
Non-associated companies	18	18	-	-
Other	51	46	5	11
Total	$1,016	$861	$155	18

Billed Electric Energy
Sales (GWh):
Residential	4,345	4,387	(42)	(1)
Commercial	3,623	3,785	(162)	(4)
Industrial	1,675	1,801	(126)	(7)
Governmental	305	311	(6)	(2)
Total retail	9,948	10,284	(336)	(3)
Sales for resale:
Associated companies	1,302	153	1,149	751
Non-associated companies	211	201	10	5
Total	11,461	10,638	823	8

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

Results of Operations

Net Income

Third Quarter 2013 Compared to Third Quarter 2012

Net income decreased $2.5 million primarily due to higher other operation and maintenance expenses and higher taxes other than income taxes, partially offset by higher net revenue.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Net income decreased $7.8 million primarily due to higher other operation and maintenance expenses, higher taxes other than income taxes, and higher interest expense, partially offset by higher net revenue.

Net Revenue

Third Quarter 2013 Compared to Third Quarter 2012

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges.  Following is an analysis of the changes in net revenue comparing the third quarter 2013 to the third quarter 2012:

Amount
(In Millions)

2012 net revenue	$69.4
Volume/weather	1.3
Rider revenue	1.2
Other	0.6
2013 net revenue	$72.5

The volume/weather variance is primarily due to an increase of 57 GWh, or 5%, in billed electricity usage in the residential and commercial sectors due to the effect of Hurricane Isaac, which decreased sales volume in 2012, and in part to a 2% increase in the average number of both residential and commercial customers.

The rider revenue variance is primarily due to an increase in franchise tax rider revenue as a result of higher retail revenues.  There is a corresponding increase in taxes other than income taxes, resulting in no effect on net income.

Entergy New Orleans, Inc.
Management’s Financial Discussion and Analysis

Gross operating revenues and fuel expenses

Gross operating revenues increased primarily due to an increase of $17.4 million in electric fuel cost recovery revenues due to higher fuel rates.  Entergy New Orleans’s fuel and purchased power recovery mechanism is discussed in Note 2 to the financial statements in the Form 10-K.

Fuel expenses increased primarily due to an increase in deferred fuel expense as a result of higher fuel revenues, an increase in the market price of natural gas, and an increase in gas purchased for resale as a result of an increase in price and volume.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges.  Following is an analysis of the changes in net revenue comparing the nine months ended September 30, 2013 to the nine months ended September 30, 2012:

Amount
(In Millions)

2012 net revenue	$185.9
Rider revenue	2.4
Net gas revenue	2.3
Volume/weather	1.9
Retail electric price	(1.5)
Other	0.5
2013 net revenue	$191.5

The rider revenue variance is primarily due to an increase in franchise tax rider revenue as a result of higher retail revenues.  There is a corresponding increase in taxes other than income taxes, resulting in no effect on net income.

The net gas revenue variance is primarily due to the effect of more favorable weather primarily in the residential and commercial sectors in 2013 as compared to the same period in prior year.

The volume/weather variance is primarily due to an increase of 64 GWh, or 5%, in weather-adjusted usage in the residential sector due to the effect of Hurricane Isaac, which decreased sales volume in 2012, and in part to a 2% increase in the average number of residential customers, partially offset by less favorable weather in 2013 as compared to the same period in prior year.

The retail electric price variance is primarily due to an additional provision recorded in 2013 as a result of a settlement relating to the formula rate plan proceeding.  See Note 2 to the financial statements for additional discussion of the settlement.

Gross operating revenues and fuel and purchased power expenses

Gross operating revenues increased primarily due to an increase of $40 million in electric fuel cost recovery revenues due to higher fuel rates and an increase of $8.9 million in gas fuel cost recovery revenues due to higher fuel rates.  Entergy New Orleans’s fuel and purchased power recovery mechanism is discussed in Note 2 to the financial statements in the Form 10-K.

Fuel and purchased power expenses increased primarily due to an increase in Grand Gulf capacity and energy purchases as a result of the Grand Gulf uprate and an increase in deferred fuel expense as a result of higher fuel revenues.

Entergy New Orleans, Inc.
Management’s Financial Discussion and Analysis

Other Income Statement Variances

Third Quarter 2013 Compared to Third Quarter 2012

Other operation and maintenance expenses increased primarily due to:

•
an increase of $2.1 million in compensation and benefits costs primarily due to a decrease in the discount rates used to determine net periodic pension and other postretirement benefit costs and a settlement charge recognized in September 2013 related to the payment of lump sum benefits out of the non-qualified pension plan.  See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates” in the Form 10-K and Note 6 to the financial statements herein for further discussion of benefits costs; and

•	an increase of $1.5 million in fossil-fueled generation expenses due to an overall higher scope of work done during plant outages as compared to prior year.

Taxes other than income taxes increased primarily due to an increase in local franchise taxes resulting from higher electric and gas retail revenues as compared to prior year and an increase in ad valorem taxes resulting from higher assessments.  Franchise taxes have no effect on net income as these taxes are recovered through the franchise tax rider.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Other operation and maintenance expenses increased primarily due to:

•	an increase of $8.5 million in fossil-fueled generation expenses due to an overall higher scope of work done during plant outages as compared to prior year; and
•
an increase of $1.9 million in compensation and benefits costs primarily due to a decrease in the discount rates used to determine net periodic pension and other postretirement benefit costs and a settlement charge recognized in September 2013 related to the payment of lump sum benefits out of the non-qualified pension plan.  See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates” in the Form 10-K and Note 6 to the financial statements herein for further discussion of benefits costs.

The increase was partially offset by a decrease of $1.5 million due to expenses recorded in 2012 related to the Energy Smart Program.

Taxes other than income taxes increased primarily due to an increase in local franchise taxes resulting from higher electric and gas retail revenues as compared to prior year and an increase in ad valorem taxes resulting from higher assessments.  Franchise taxes have no effect on net income as these taxes are recovered through the franchise tax rider.

Interest expense increased primarily due to the issuance of $30 million of 5.00% Series first mortgage bonds in November 2012 and the issuance of $100 million of 3.90% Series first mortgage bonds in June 2013, partially offset by the retirement, at maturity, of $70 million of 5.25% Series first mortgage bonds in August 2013.

Income Taxes

The effective income tax rate was 34.4% for the third quarter 2013 and 26.7% for the nine months ended September 30, 2013.  The difference in the effective income tax rate for the third quarter 2013 versus the federal statutory rate of 35% was primarily due to flow-through tax accounting, offset by certain book and tax differences related to utility plant items and state income taxes.  The difference in the effective income tax rate for the nine months ended September 30, 2013 versus the federal statutory rate of 35% was primarily due to flow-through tax accounting and book and tax differences related to the allowance for equity funds used during construction, partially offset by certain book and tax differences related to utility plant items and state income taxes.

Entergy New Orleans, Inc.
Management’s Financial Discussion and Analysis

The effective income tax rate was 36.9% for the third quarter 2012 and 26.1% for the nine months ended September 30, 2012.  The difference in the effective income tax rate for the third quarter 2012 versus the federal statutory rate of 35% was due to state income taxes and certain book and tax differences related to utility plant items, partially offset by flow-through tax accounting.  The difference in the effective income tax rate for the nine months ended September 30, 2012 versus the federal statutory rate of 35% was due to the provision for uncertain tax positions and flow-through tax accounting, offset by certain book and tax differences related to utility plant items and state income taxes.

Liquidity and Capital Resources

Cash Flow

Cash flows for the nine months ended September 30, 2013 and 2012 were as follows:

	2013	2012
	(In Thousands)

Cash and cash equivalents at beginning of period	$9,391	$9,834

Cash flow provided by (used in):
Operating activities	59,948	23,160
Investing activities	(81,546)	(44,538)
Financing activities	27,710	12,716
Net increase (decrease) in cash and cash equivalents	6,112	(8,662)

Cash and cash equivalents at end of period	$15,503	$1,172

Operating Activities

Net cash flow provided by operating activities increased $36.8 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 primarily due to the increased recovery of fuel costs, System Agreement bandwidth remedy payments of $15 million received in 2013, and a $3.2 million decrease in pension contributions.  See Note 2 to the financial statements herein and in the Form 10-K for a discussion of the System Agreement proceedings.  See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates" in the Form 10-K and Note 6 to the financial statements herein for a discussion of qualified pension and other postretirement benefits funding.

Investing Activities

Net cash flow used in investing activities increased $37 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 primarily due to:

•	money pool activity;
•	an increase in fossil-fueled generation construction expenditures due to an increased scope of work in 2013; and
•	an increase in transmission construction expenditures as a result of additional reliability work performed in 2013.

The increase was partially offset by a decrease in distribution construction expenditures due to higher spending related to Hurricane Isaac in 2012 and net receipts from the storm reserve escrow account of $1.9 million for the nine months ended September 30, 2013 compared to net payments to the storm reserve escrow account of $6.8 million for the nine months ended September 30, 2012.

Entergy New Orleans, Inc.
Management’s Financial Discussion and Analysis

Increases in Entergy New Orleans’s receivable from the money pool are a use of cash flow, and Entergy New Orleans’s receivable from the money pool increased $15.5 million for the nine months ended September 30, 2013 compared to decreasing $9.1 million for the nine months ended September 30, 2012.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

Net cash provided by financing activities increased $15 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 primarily due to the issuance of $100 million of 3.90% Series first mortgage bonds in June 2013, partially offset by the retirement of $70 million of 5.25% Series first mortgage bonds in August 2013 and money pool activity.

Increases in Entergy New Orleans’s payable to the money pool are a source of cash flow, and Entergy New Orleans’s payable to the money pool increased by $15.7 million for the nine months ended September 30, 2012.

Capital Structure

Entergy New Orleans’s capitalization is balanced between equity and debt, as shown in the following table.  The increase in debt to capital ratio is due to the net issuance of $30 million of first mortgage bonds in 2013, as discussed above.

	September 30, 2013	December 31, 2012

Debt to capital	50.1%	47.7%
Effect of subtracting cash	(1.7%)	(1.2%)
Net debt to net capital	48.4%	46.5%

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

Uses and Sources of Capital

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy New Orleans’s uses and sources of capital.  Following are updates to the information provided in the Form 10-K.  Entergy New Orleans is developing its capital investment plan for 2014 through 2016 and currently anticipates making $284 million in capital investments during that period.  In addition to routine capital spending to maintain operations, the capital investment plan includes specific investments and initiatives such as transmission spending to support economic development projects, reliability, and new compliance projects.

Entergy New Orleans has obtained short-term borrowing authorization from the FERC under which it may borrow through October 2015, up to the aggregate amount, at any one time outstanding, of $100 million.  See Note 4 to the financial statements for further discussion of Entergy New Orleans’s short-term borrowing limits.  The long-term securities issuances of Entergy New Orleans are limited to amounts authorized by the City Council, and the current authorization extends through July 2014.

Entergy New Orleans, Inc.
Management’s Financial Discussion and Analysis

Entergy New Orleans’s receivables from or (payables to) the money pool were as follows:

September 30, 2013	December 31, 2012	September 30, 2012	December 31, 2011
(In Thousands)

$18,403	$2,923	($15,719)	$9,074

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy New Orleans has a credit facility in the amount of $25 million scheduled to expire in November 2013.  No borrowings were outstanding under the facility as of September 30, 2013.  In October 2013, Entergy New Orleans renewed its credit facility through November 2014.  See Note 4 to the financial statements herein for additional discussion of the credit facility.

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

As discussed in the Form 10-K, in May 2012, Entergy New Orleans filed its electric and gas formula rate plan evaluation reports for the 2011 test year.   In August 2013 the City Council unanimously approved a settlement of all issues in the formula rate plan proceeding.  Pursuant to the terms of the settlement, Entergy New Orleans  implemented an approximately $1.625 million net decrease to the electric rates that were in effect prior to the electric rate increase implemented in October 2012, with no change in gas rates.  Entergy New Orleans is in the process of refunding to customers approximately $6.0 million over the four-month period from September 2013 through December 2013 to make the electric rate decrease effective as of the first billing cycle of October 2012.  Entergy New Orleans had previously recorded provisions for the majority of the refund to customers, but recorded an additional $1.1 million provision in second quarter 2013 as a result of the settlement.

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

ENTERGY NEW ORLEANS, INC.
INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2013 and 2012
(Unaudited)

	Three Months Ended		Nine Months Ended
	2013	2012	2013	2012
	(In Thousands)		(In Thousands)

OPERATING REVENUES
Electric	$161,737	$146,459	$397,126	$360,772
Natural gas	16,904	15,106	70,822	59,193
TOTAL	178,641	161,565	467,948	419,965

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	42,207	29,298	83,656	68,585
Purchased power	63,705	62,410	192,028	164,042
Other operation and maintenance	33,820	28,671	102,187	92,475
Taxes other than income taxes	13,373	11,941	37,141	33,110
Depreciation and amortization	9,392	9,178	28,394	27,446
Other regulatory charges - net	249	502	748	1,483
TOTAL	162,746	142,000	444,154	387,141

OPERATING INCOME	15,895	19,565	23,794	32,824

OTHER INCOME
Allowance for equity funds used during construction	223	185	656	487
Interest and investment income	24	8	68	29
Miscellaneous - net	(277)	(385)	(921)	(1,147)
TOTAL	(30)	(192)	(197)	(631)

INTEREST EXPENSE
Interest expense	3,661	2,738	10,312	8,366
Allowance for borrowed funds used during construction	(130)	(88)	(351)	(230)
TOTAL	3,531	2,650	9,961	8,136

INCOME BEFORE INCOME TAXES	12,334	16,723	13,636	24,057

Income taxes	4,248	6,168	3,646	6,276

NET INCOME	8,086	10,555	9,990	17,781

Preferred dividend requirements and other	241	241	724	724

EARNINGS APPLICABLE TO
COMMON STOCK	$7,845	$10,314	$9,266	$17,057

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC.
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2013 and 2012
(Unaudited)
	2013	2012
	(In Thousands)
OPERATING ACTIVITIES
Net income	$9,990	$17,781
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	28,394	27,446
Deferred income taxes, investment tax credits, and non-current taxes accrued	(13,649)	12,269
Changes in assets and liabilities:
Receivables	(944)	(17,721)
Fuel inventory	(1,769)	1,977
Accounts payable	1,628	11,175
Prepaid taxes and taxes accrued	4,502	(10,826)
Interest accrued	(266)	(740)
Deferred fuel costs	19,108	(6,095)
Other working capital accounts	(9,813)	(6,628)
Provisions for estimated losses	(1,871)	6,015
Other regulatory assets	13,915	(10,748)
Pension and other postretirement liabilities	(2,581)	(6,597)
Other assets and liabilities	13,304	5,852
Net cash flow provided by operating activities	59,948	23,160

INVESTING ACTIVITIES
Construction expenditures	(68,643)	(47,325)
Allowance for equity funds used during construction	656	487
Change in money pool receivable - net	(15,480)	9,074
Receipts from storm reserve escrow account	7,749	-
Payments to storm reserve escrow account	(5,828)	(6,774)
Net cash flow used in investing activities	(81,546)	(44,538)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	98,495	-
Retirement of long-term debt	(70,061)	-
Change in money pool payable - net	-	15,719
Dividends paid:
Common stock	-	(1,700)
Preferred stock	(724)	(724)
Other	-	(579)
Net cash flow provided by financing activities	27,710	12,716

Net increase (decrease) in cash and cash equivalents	6,112	(8,662)

Cash and cash equivalents at beginning of period	9,391	9,834

Cash and cash equivalents at end of period	$15,503	$1,172

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$9,775	$8,431
Income taxes	$425	$-

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC.
BALANCE SHEETS
ASSETS
September 30, 2013 and December 31, 2012
(Unaudited)

	2013	2012
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents
Cash	$1,117	$319
Temporary cash investments	14,386	9,072
Total cash and cash equivalents	15,503	9,391
Accounts receivable:
Customer	47,901	33,142
Allowance for doubtful accounts	(573)	(446)
Associated companies	31,592	29,326
Other	2,357	3,115
Accrued unbilled revenues	18,408	18,124
Total accounts receivable	99,685	83,261
Accumulated deferred income taxes	6,257	9,517
Fuel inventory - at average cost	3,546	1,777
Materials and supplies - at average cost	11,242	10,889
Prepaid taxes	-	1,377
Prepayments and other	6,404	3,201
TOTAL	142,637	119,413

OTHER PROPERTY AND INVESTMENTS
Non-utility property at cost (less accumulated depreciation)	1,016	1,016
Storm reserve escrow account	8,684	10,605
TOTAL	9,700	11,621

UTILITY PLANT
Electric	878,648	860,358
Natural gas	219,529	217,769
Construction work in progress	26,572	11,135
TOTAL UTILITY PLANT	1,124,749	1,089,262
Less - accumulated depreciation and amortization	560,085	549,587
UTILITY PLANT - NET	564,664	539,675

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Deferred fuel costs	4,080	4,080
Other regulatory assets	188,088	202,003
Other	6,690	4,997
TOTAL	198,858	211,080

TOTAL ASSETS	$915,859	$881,789

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC.
BALANCE SHEETS
LIABILITIES AND EQUITY
September 30, 2013 and December 31, 2012
(Unaudited)

	2013	2012
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$-	$70,000
Accounts payable:
Associated companies	32,646	28,778
Other	26,742	31,209
Customer deposits	22,422	21,974
Taxes accrued	3,125	-
Interest accrued	2,754	3,020
Deferred fuel costs	21,265	2,157
System agreement cost equalization	6,256	16,880
Other	7,398	3,479
TOTAL CURRENT LIABILITIES	122,608	177,497

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	172,340	172,790
Accumulated deferred investment tax credits	1,136	1,300
Regulatory liability for income taxes - net	8,417	24,291
Other regulatory liabilities	23,867	11,060
Asset retirement cost liabilities	2,307	2,193
Accumulated provisions	13,160	15,031
Pension and other postretirement liabilities	81,209	83,790
Long-term debt	225,942	126,300
Gas system rebuild insurance proceeds	34,820	44,207
Other	5,442	7,985
TOTAL NON-CURRENT LIABILITIES	568,640	488,947

Commitments and Contingencies

Preferred stock without sinking fund	19,780	19,780

COMMON EQUITY
Common stock, $4 par value, authorized 10,000,000
shares; issued and outstanding 8,435,900 shares in 2013
and 2012	33,744	33,744
Paid-in capital	36,294	36,294
Retained earnings	134,793	125,527
TOTAL	204,831	195,565

TOTAL LIABILITIES AND EQUITY	$915,859	$881,789

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC.
STATEMENTS OF CHANGES IN COMMON EQUITY
For the Nine Months Ended September 30, 2013 and 2012
(Unaudited)

	Common Equity
	Common Stock	Paid-in Capital	Retained Earnings	Total
	(In Thousands)

Balance at December 31, 2011	$33,744	$36,294	$111,127	$181,165

Net income	-	-	17,781	17,781
Common stock dividends	-	-	(1,700)	(1,700)
Preferred stock dividends	-	-	(724)	(724)

Balance at September 30, 2012	$33,744	$36,294	$126,484	$196,522

Balance at December 31, 2012	$33,744	$36,294	$125,527	$195,565

Net income	-	-	9,990	9,990
Preferred stock dividends	-	-	(724)	(724)

Balance at September 30, 2013	$33,744	$36,294	$134,793	$204,831

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC.
SELECTED OPERATING RESULTS
For the Three and Nine Months Ended September 30, 2013 and 2012
(Unaudited)

	Three Months Ended		Increase/
Description	2013	2012	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$67	$58	$9	16
Commercial	55	47	8	17
Industrial	11	9	2	22
Governmental	19	18	1	6
Total retail	152	132	20	15
Sales for resale:
Associated companies	6	10	(4)	(40)
Other	4	4	-	-
Total	$162	$146	$16	11

Billed Electric Energy
Sales (GWh):
Residential	613	579	34	6
Commercial	576	553	23	4
Industrial	139	130	9	7
Governmental	206	219	(13)	(6)
Total retail	1,534	1,481	53	4
Sales for resale:
Associated companies	93	246	(153)	(62)
Non-associated companies	2	1	1	100
Total	1,629	1,728	(99)	(6)

	Nine Months Ended		Increase/
Description	2013	2012	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$155	$135	$20	15
Commercial	140	123	17	14
Industrial	27	23	4	17
Governmental	51	47	4	9
Total retail	373	328	45	14
Sales for resale:
Associated companies	14	21	(7)	(33)
Other	10	12	(2)	(17)
Total	$397	$361	$36	10

Billed Electric Energy
Sales (GWh):
Residential	1,438	1,398	40	3
Commercial	1,502	1,507	(5)	-
Industrial	358	365	(7)	(2)
Governmental	570	598	(28)	(5)
Total retail	3,868	3,868	-	-
Sales for resale:
Associated companies	249	436	(187)	(43)
Non-associated companies	4	4	-	-
Total	4,121	4,308	(187)	(4)

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

Results of Operations

Net Income

Third Quarter 2013 Compared to Third Quarter 2012

Net income increased $16.6 million primarily due to higher net revenue and higher other income, partially offset by higher other operation and maintenance expenses.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Net income increased $10.5 million primarily due to higher net revenue and higher other income, partially offset by higher other operation and maintenance expenses and higher depreciation and amortization expenses.

Net Revenue

Third Quarter 2013 Compared to Third Quarter 2012

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges.  Following is an analysis of the change in net revenue comparing the third quarter 2013 to the third quarter 2012:

Amount
(In Millions)

2012 net revenue	$161.7
Fuel recovery	6.5
Hurricane Rita regulatory asset adjustment	6.4
Volume/weather	4.0
Other	2.2
2013 net revenue	$180.8

The fuel recovery variance is primarily the result of a $6 million adjustment to deferred fuel costs recorded in third quarter 2012 in accordance with a rate order from the PUCT issued in September 2012. See Note 2 to the financial statements in the Form 10-K for further discussion of the PUCT rate order.

The Hurricane Rita regulatory asset adjustment of $6.4 million was recorded in third quarter 2012 in accordance with the rate order from the PUCT issued in September 2012.  See Note 2 to the financial statements in the Form 10-K for further discussion of the PUCT rate order.

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

The volume/weather variance is primarily due to an increase of 199 GWh, or 4%, in billed electricity usage, including the effect of favorable weather compared to last year on residential and commercial sales and increased usage in the industrial sector compared to last year as a result of an unplanned outage in the refining industry in the third quarter 2012.

Gross operating revenues and fuel and purchased power expenses

Gross operating revenues increased primarily due to an increase of $20.1 million in fuel cost recovery revenues due to higher fuel rates and favorable weather/volume, as discussed above.

Fuel and purchased power expenses increased primarily due to increases in the average market prices of natural gas and purchased power offset by a decrease in deferred fuel costs due to an adjustment in the third quarter 2012 in accordance with a rate order from the PUCT issued in September 2012.  See Note 2 to the financial statements in the Form 10-K for further discussion of the PUCT rate order.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges.  Following is an analysis of the change in net revenue comparing the nine months ended September 30, 2013 to the nine months ended September 30, 2012:

Amount
(In Millions)

2012 net revenue	$421.6
Retail electric price	14.5
Fuel recovery	6.5
Hurricane Rita regulatory asset adjustment	6.4
Reserve equalization	4.1
Volume/weather	3.0
Purchased power capacity	(10.0)
Other	(0.2)
2013 net revenue	$445.9

The retail electric price variance is primarily due to an annual base rate increase of $28 million, effective July 2012, as a result of the PUCT’s order in the November 2011 rate case. See Note 2 to the financial statements in the Form 10-K for further discussion of the rate order.

The fuel recovery variance is primarily the result of a $6 million adjustment to deferred fuel costs recorded in third quarter 2012 in accordance with a rate order from the PUCT issued in September 2012. See Note 2 to the financial statements in the Form 10-K for further discussion of the PUCT rate order.

The Hurricane Rita regulatory asset adjustment of $6.4 million was recorded in third quarter 2012 in accordance with the rate order from the PUCT issued in September 2012.  See Note 2 to the financial statements in the Form 10-K for further discussion of the PUCT rate order.

The reserve equalization variance is primarily due to decreased reserve equalization expense as a result of changes in the Entergy System generation mix as compared to the same period in 2012.

The volume/weather variance is primarily due to an increase of 157 GWh, or 1%, in billed electricity usage, including the effect of favorable weather compared to last year on residential sales and increased usage in the industrial sector compared to last year as a result of an unplanned outage in the refining industry in the third quarter 2012.

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

The purchased power capacity variance is primarily due to additional capacity purchases as well as price increases for ongoing purchased power capacity.

Gross operating revenues and fuel and purchased power expenses

Gross operating revenues increased primarily due to an increase of $81.6 million in gross wholesale revenues as a result of an increase in sales to affiliated customers and higher prices and the annual base rate increase effective July 2012, as discussed above.

Fuel and purchased power expenses increased primarily due to increases in the average market prices of natural gas and purchased power and increased demand, partially offset by a decrease in deferred fuel expense as a result of higher interim fuel refunds in 2013 compared to 2012.

Other Income Statement Variances

Third Quarter 2013 Compared to Third Quarter 2012

Other operation and maintenance expenses increased primarily due to an increase of $4.3 million in compensation and benefit costs primarily due to a decrease in discount rates used to determine net periodic pension and other postretirement benefit costs and a settlement charge related to the payment of lump sum benefits out of the non-qualified pension plan.  See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates" in the Form 10-K and Note 6 to the financial statements herein for further discussion of benefits costs. This increase was offset by a decrease related to the amortization of Hurricane Rita storm costs in the third quarter 2012 in accordance with a rate order from the PUCT issued in September 2012. See Note 2 to the financial statements in the Form 10-K for further discussion of the PUCT rate order.

Other income increased primarily due to the reversal in the third quarter 2012 of $6.7 million of disallowed carrying charges on Hurricane Rita storm restoration costs in accordance with a rate order from the PUCT issued in September 2012.  See Note 2 to the financial statements in the Form 10-K for further discussion of the PUCT rate order.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Other operation and maintenance expenses increased primarily due to:

•
an increase of $5.2 million in compensation and benefit costs primarily due to a decrease in discount rates used to determine net periodic pension and other postretirement benefit costs and a settlement charge related to the payment of lump sum benefits out of the non-qualified pension plan.  See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates" in the Form 10-K and Note 6 to the financial statements herein for further discussion of benefits costs;

•
an increase of $2.3 million primarily due to storm damage accruals in accordance with a rate order from PUCT issued in September 2012. See Note 2 to the financial statements in the Form 10-K for further discussion of the PUCT rate order;

•	an increase of $2.1 million in distribution contract work relating primarily to vegetation maintenance;
•	an increase of $2.1 million in fossil-fueled generation expenses primarily due to a higher scope of work done during plant outages in 2013 as compared to the same period in prior year; and
•	an increase of $1.4 million in insurance expenses primarily due to increases in premiums.

Depreciation and amortization expenses increased primarily due to additions to plant in service and an increase in depreciation rates as a result of the rate order approved by the PUCT in September 2012.  See Note 2 to the financial statements in the Form 10-K for further discussion of the PUCT rate order.

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

Other income increased primarily due to the reversal in the third quarter 2012 of $6.7 million of disallowed carrying charges on Hurricane Rita storm restoration costs in accordance with a rate order from the PUCT issued in September 2012. See Note 2 to the financial statements in the Form 10-K for further discussion of the PUCT rate order.

Income Taxes

The effective income tax rate was 37.7% for the third quarter 2013 and 40.2% for the nine months ended September 30, 2013.  The difference in the effective income tax rate for the third quarter 2013 versus the federal statutory rate of 35% was primarily due to certain book and tax differences related to utility plant items and state income taxes.  The difference in the effective income tax rate for the nine months ended September 30, 2013 versus the federal statutory rate of 35% was primarily due to certain book and tax differences related to utility plant items and state income taxes, partially offset by book and tax differences related to the allowance for equity funds used during construction.

The effective income tax rate was 40.3% for the third quarter 2012 and 41.7% for the nine months ended September 30, 2012.  The differences in the effective tax rates for the third quarter 2012 and the nine months ended September 30, 2012 versus the federal statutory rate of 35% were primarily due to certain book and tax differences related to utility plant items and state income taxes, partially offset by the amortization of investment tax credits and book and tax differences related to the allowance for equity funds used during construction.

Liquidity and Capital Resources

Cash Flow

Cash flows for the nine months ended September 30, 2013 and 2012 were as follows:

	2013	2012
	(In Thousands)

Cash and cash equivalents at beginning of period	$60,236	$65,289

Cash flow provided by (used in):
Operating activities	167,278	171,985
Investing activities	(130,025)	(65,518)
Financing activities	(75,746)	(107,340)
Net decrease in cash and cash equivalents	(38,493)	(873)

Cash and cash equivalents at end of period	$21,743	$64,416

Operating Activities

Net cash flow provided by operating activities decreased $4.7 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 primarily due to:

•
$86.1 million of fuel cost refunds for the nine months ended September 30, 2013 compared to $67.2 million of fuel cost refunds for the nine months ended September 30, 2012.  See Note 2 to the financial statements herein and in the Form 10-K for discussion of the fuel cost refunds; and

•
the receipt, in January 2012, of $43 million in System Agreement bandwidth remedy payments required to implement the FERC’s remedy in an October 2011 order for the period June-December 2005.  As of March 31, 2013, all of the $43 million, plus interest, had been credited to Entergy Texas customers, with the final $9.5 million being credited in the first quarter 2013.  See Note 2 to the financial statements herein and in the Form 10-K for a discussion of the System Agreement proceedings.

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

This was substantially offset by income tax refunds of $94.2 million for the nine months ended September 30, 2013 compared to income tax payments of $6 million for the nine months ended September 30, 2012.  Entergy Texas had income tax refunds in 2013 in accordance with the Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement. The refunds resulted from the utilization of Entergy Texas’s taxable losses against taxable income of other members of the Entergy consolidated group.

Investing Activities

Net cash flow used in investing activities increased $64.5 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 primarily due to money pool activity and an increase in transmission construction expenditures due to reliability work performed in 2013, offset by lower fossil-fueled generation construction expenditures due to a greater scope of projects in 2012.

Increases in Entergy Texas’s receivable from the money pool are a use of cash flow, and Entergy Texas’s receivable from the money pool increased by $5.9 million for the nine months ended September 30, 2013 compared to decreasing by $50.2 million for the nine months ended September 30, 2012.  The money pool is an inter-company borrowing arrangement designed to reduce Entergy’s subsidiaries’ need for external short-term borrowings.

Financing Activities

Net cash flow used in financing activities decreased $31.6 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 primarily due to a decrease of $32.4 million in common equity dividends paid.

Capital Structure

Entergy Texas’s capitalization is balanced between equity and debt, as shown in the following table.

	September 30, 2013	December 31, 2012

Debt to capital	64.1%	65.4%
Effect of excluding the securitization bonds	(12.7%)	(13.3%)
Debt to capital, excluding securitization bonds (a)	51.4%	52.1%
Effect of subtracting cash	(0.6%)	(1.7%)
Net debt to net capital, excluding securitization bonds (a)	50.8%	50.4%

(a)	Calculation excludes the securitization bonds, which are non-recourse to Entergy Texas.

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

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

Uses and Sources of Capital

           See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy Texas’s uses and sources of capital.  Following are updates to the information provided in the Form 10-K.  Entergy Texas is developing its capital investment plan for 2014 through 2016 and currently anticipates making $748 million in capital investments during that period.  In addition to routine capital spending to maintain operations, the capital investment plan includes specific investments and initiatives such as transmission spending to support economic development projects, reliability, and new compliance projects.

Entergy Texas has obtained short-term borrowing authorization through October 2015 from the FERC under which it may borrow at any one time outstanding, $200 million in the aggregate.  See Note 4 to the financial statements for further discussion of Entergy Texas’s short-term borrowing limits.  Entergy Texas has also obtained an order from the FERC authorizing long-term securities issuances through October 2015.

Entergy Texas’s receivables from the money pool were as follows:

September 30, 2013	December 31, 2012	September 30, 2012	December 31, 2011
(In Thousands)

$25,105	$19,175	$12,981	$63,191

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Texas has a credit facility in the amount of $150 million scheduled to expire in March 2018.  No borrowings were outstanding under the facility as of September 30, 2013.  See Note 4 to the financial statements herein for additional discussion of the credit facility.

State and Local Rate Regulation and Fuel-Cost Recovery

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - State and Local Rate Regulation and Fuel-Cost Recovery" in the Form 10-K for a discussion of state and local rate regulation and fuel-cost recovery.  Following is an update to that discussion.

Filings with the PUCT

2013 Rate Case

In September 2013, Entergy Texas filed a rate case requesting a $38.6 million base rate increase reflecting a 10.4% return on common equity based on an adjusted test year ending March 31, 2013.  The rate case also proposed (1) a rough production cost equalization adjustment rider recovering Entergy Texas’s payment to Entergy New Orleans to achieve rough production cost equalization based on calendar year 2012 production costs, (2) a rate case expense rider recovering the cost of the 2013 rate case and certain costs associated with previous rate cases, and (3) a transmission cost recovery factor rider recovering any differences in transmission costs and rate mitigation compared to those included in base rates to the extent the proposed spin-merge transaction with ITC Holdings Corp. is completed.  The rate case filing also includes a request to reconcile $0.9 billion of fuel and purchased power costs and fuel revenues covering the period July 2011 through March 2013.  The fuel reconciliation also reflects special circumstances fuel cost recovery of approximately $22 million of purchased power capacity costs.  A procedural schedule has been set that includes staff testimony due in December 2013 and hearings in January 2014.  If approved, new rates could go into effect as early as April 2014.

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

Fuel and Purchased Power Cost Recovery

In November 2012, Entergy Texas filed a pleading seeking a PUCT finding that special circumstances exist for limited cost recovery of capacity costs associated with two purchased power agreements until such time that these costs are included in base rates or a purchased capacity recovery rider or other recovery mechanism.  In March 2013 the PUCT Staff and intervenors filed a joint motion to dismiss Entergy Texas’s application seeking special circumstances recovery of these capacity costs.  Entergy Texas filed to withdraw this case without prejudice and the judge granted the request in June 2013.

At the April 11, 2013 open meeting, the PUCT Commissioners discussed their view that a purchased power capacity rider was good public policy.   The PUCT issued an order on May 28, 2013 adopting the rule allowing for a purchased power capacity rider, subject to an offsetting adjustment for load growth.  The rule, as adopted, also includes a process for obtaining pre-approval by the PUCT of purchased power agreements.  Entergy Texas has not exercised the option to recover its capacity costs under the new rider mechanism due to the pending base rate case filed with the PUCT in September 2013, but will continue to evaluate the benefits of utilizing the new rider to recover future capacity costs.

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

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2013 and 2012
(Unaudited)

	Three Months Ended		Nine Months Ended
	2013	2012	2013	2012
	(In Thousands)		(In Thousands)

OPERATING REVENUES
Electric	$526,978	$489,078	$1,288,251	$1,174,069

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	101,094	103,542	135,038	178,473
Purchased power	220,490	200,483	647,437	523,208
Other operation and maintenance	60,913	58,343	184,580	170,791
Taxes other than income taxes	16,805	19,031	46,506	50,640
Depreciation and amortization	23,659	23,043	70,731	64,887
Other regulatory charges - net	24,587	23,402	59,897	50,791
TOTAL	447,548	427,844	1,144,189	1,038,790

OPERATING INCOME	79,430	61,234	144,062	135,279

OTHER INCOME
Allowance for equity funds used during construction	890	1,281	3,559	3,355
Interest and investment income	228	(5,566)	914	(2,648)
Miscellaneous - net	(625)	(1,520)	(1,968)	(3,164)
TOTAL	493	(5,805)	2,505	(2,457)

INTEREST EXPENSE
Interest expense	23,069	24,246	69,401	71,510
Allowance for borrowed funds used during construction	(647)	(1,033)	(2,533)	(2,417)
TOTAL	22,422	23,213	66,868	69,093

INCOME BEFORE INCOME TAXES	57,501	32,216	79,699	63,729

Income taxes	21,700	12,982	32,023	26,547

NET INCOME	$35,801	$19,234	$47,676	$37,182

See Notes to Financial Statements.

(Page left blank intentionlly)

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2013 and 2012
(Unaudited)

	2013	2012
	(In Thousands)

OPERATING ACTIVITIES
Net income	$47,676	$37,182
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	70,731	64,887
Deferred income taxes, investment tax credits, and non-current taxes accrued	78,717	28,140
Changes in assets and liabilities:
Receivables	(63,375)	(15,544)
Fuel inventory	(968)	(2,650)
Accounts payable	13,450	11,930
Taxes accrued	39,644	(8,545)
Interest accrued	(9,190)	(9,032)
Deferred fuel costs	(92,604)	11,543
Other working capital accounts	4,689	(10,244)
Provisions for estimated losses	2,358	3,172
Other regulatory assets	78,433	72,559
Pension and other postretirement liabilities	(8,983)	(11,158)
Other assets and liabilities	6,700	(255)
Net cash flow provided by operating activities	167,278	171,985

INVESTING ACTIVITIES
Construction expenditures	(133,489)	(128,199)
Allowance for equity funds used during construction	3,559	3,355
Change in money pool receivable - net	(5,930)	50,210
Remittances to transition charge account	(68,646)	(65,325)
Payments from transition charge account	74,523	74,441
Other	(42)	-
Net cash flow used in investing activities	(130,025)	(65,518)

FINANCING ACTIVITIES
Retirement of long-term debt	(50,579)	(49,192)
Dividends paid:
Common stock	(25,000)	(57,420)
Other	(167)	(728)
Net cash flow used in financing activities	(75,746)	(107,340)

Net decrease in cash and cash equivalents	(38,493)	(873)

Cash and cash equivalents at beginning of period	60,236	65,289

Cash and cash equivalents at end of period	$21,743	$64,416

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$75,500	$77,264
Income taxes	$(94,233)	$6,000

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
September 30, 2013 and December 31, 2012
(Unaudited)

	2013	2012
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$2,090	$528
Temporary cash investments	19,653	59,708
Total cash and cash equivalents	21,743	60,236
Securitization recovery trust account	31,378	37,255
Accounts receivable:
Customer	85,202	53,836
Allowance for doubtful accounts	(894)	(680)
Associated companies	91,681	68,750
Other	15,247	10,450
Accrued unbilled revenues	48,677	38,252
Total accounts receivable	239,913	170,608
Accumulated deferred income taxes	-	34,988
Fuel inventory - at average cost	56,356	55,388
Materials and supplies - at average cost	30,020	32,853
System agreement cost equalization	6,256	16,880
Prepaid taxes	14,024	53,668
Prepayments and other	18,542	18,206
TOTAL	418,232	480,082

OTHER PROPERTY AND INVESTMENTS
Investments in affiliates - at equity	693	678
Non-utility property - at cost (less accumulated depreciation)	419	638
Other	18,025	17,263
TOTAL	19,137	18,579

UTILITY PLANT
Electric	3,554,829	3,475,776
Construction work in progress	106,817	90,469
TOTAL UTILITY PLANT	3,661,646	3,566,245
Less - accumulated depreciation and amortization	1,369,362	1,332,349
UTILITY PLANT - NET	2,292,284	2,233,896

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	129,645	131,287
Other regulatory assets (includes securitization property of $600,055 as of September 30, 2013 and $648,863 as of December 31, 2012)	1,037,745	1,114,536
Long-term receivables - associated companies	28,168	29,510
Other	18,181	17,891
TOTAL	1,213,739	1,293,224

TOTAL ASSETS	$3,943,392	$4,025,781

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
September 30, 2013 and December 31, 2012
(Unaudited)

	2013	2012
	(In Thousands)

CURRENT LIABILITIES
Accounts payable:
Associated companies	$103,312	$88,743
Other	60,216	65,261
Customer deposits	38,437	38,859
Accumulated deferred income taxes	31,816	-
Interest accrued	22,976	32,166
Deferred fuel costs	730	93,334
Pension and other postretirement liabilities	805	853
System agreement cost equalization	-	8,968
Other	3,797	2,839
TOTAL	262,089	331,023

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,021,401	1,009,081
Accumulated deferred investment tax credits	16,546	17,743
Other regulatory liabilities	6,738	6,150
Asset retirement cost liabilities	4,286	4,103
Accumulated provisions	8,967	6,609
Pension and other postretirement liabilities	146,306	155,241
Long-term debt (includes securitization bonds of $639,818 as of September 30, 2013 and $690,380 as of December 31, 2012)	1,567,566	1,617,813
Other	32,671	23,872
TOTAL	2,804,481	2,840,612

Commitments and Contingencies

COMMON EQUITY
Common stock, no par value, authorized 200,000,000 shares;
issued and outstanding 46,525,000 shares in 2013 and 2012	49,452	49,452
Paid-in capital	481,994	481,994
Retained earnings	345,376	322,700
TOTAL	876,822	854,146

TOTAL LIABILITIES AND EQUITY	$3,943,392	$4,025,781

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON EQUITY
For the Nine Months Ended September 30, 2013 and 2012
(Unaudited)

	Common Equity
	Common Stock	Paid-in Capital	Retained Earnings	Total
	(In Thousands)

Balance at December 31, 2011	$49,452	$481,994	$367,909	$899,355

Net income	-	-	37,182	37,182
Common stock dividends	-	-	(57,420)	(57,420)

Balance at September 30, 2012	$49,452	$481,994	$347,671	$879,117

Balance at December 31, 2012	$49,452	$481,994	$322,700	$854,146

Net income	-	-	47,676	47,676
Common stock dividends	-	-	(25,000)	(25,000)

Balance at September 30, 2013	$49,452	$481,994	$345,376	$876,822

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three and Nine Months Ended September 30, 2013 and 2012
(Unaudited)

	Three Months Ended		Increase/
Description	2013	2012	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$213	$192	$21	11
Commercial	102	98	4	4
Industrial	98	87	11	13
Governmental	7	6	1	17
Total retail	420	383	37	10
Sales for resale:
Associated companies	90	92	(2)	(2)
Non-associated companies	10	8	2	25
Other	7	6	1	17
Total	$527	$489	$38	8

Billed Electric Energy
Sales (GWh):
Residential	1,917	1,879	38	2
Commercial	1,291	1,267	24	2
Industrial	1,768	1,634	134	8
Governmental	77	74	3	4
Total retail	5,053	4,854	199	4
Sales for resale:
Associated companies	1,713	1,982	(269)	(14)
Non-associated companies	142	179	(37)	(21)
Total	6,908	7,015	(107)	(2)

	Nine Months Ended		Increase/
Description	2013	2012	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$450	$425	$25	6
Commercial	240	248	(8)	(3)
Industrial	233	226	7	3
Governmental	17	17	-	-
Total retail	940	916	24	3
Sales for resale:
Associated companies	283	201	82	41
Non-associated companies	28	28	0	-
Other	37	29	8	28
Total	$1,288	$1,174	$114	10

Billed Electric Energy
Sales (GWh):
Residential	4,383	4,386	(3)	-
Commercial	3,306	3,342	(36)	(1)
Industrial	4,704	4,512	192	4
Governmental	213	209	4	2
Total retail	12,606	12,449	157	1
Sales for resale:
Associated companies	4,778	4,145	633	15
Non-associated companies	464	683	(219)	(32)
Total	17,848	17,277	571	3

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

Third Quarter 2013 Compared to Third Quarter 2012

Net income increased $4.5 million primarily due to a lower effective income tax rate, partially offset by lower operating income.  The lower effective income tax rate was primarily due to the reversal of a portion of the provision for uncertain tax positions.  Operating income was lower because of lower rate base as compared to 2012.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Net income decreased $1.7 million primarily due to lower other income and a higher effective income tax rate, substantially offset by increased operating income.  Other income was lower due to AFUDC accrued on the Grand Gulf uprate project in 2012.  Operating income was higher because of higher rate base compared to 2012 resulting from capital spending at Grand Gulf, including the uprate project. The Grand Gulf’s spring 2012 refueling outage was completed in June 2012, and the majority of uprate-related capital improvements were completed during this outage.

Liquidity and Capital Resources

Cash Flow

Cash flows for the nine months ended September 30, 2013 and 2012 were as follows:

	2013	2012
	(In Thousands)

Cash and cash equivalents at beginning of period	$83,622	$185,157

Cash flow provided by (used in):
Operating activities	136,814	217,040
Investing activities	(59,890)	(513,256)
Financing activities	(156,734)	131,297
Net decrease in cash and cash equivalents	(79,810)	(164,919)

Cash and cash equivalents at end of period	$3,812	$20,238

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis

Operating Activities

Net cash provided by operating activities decreased $80.2 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 primarily due to income tax payments of $217.1 million in 2013 compared to income tax refunds of $3.9 million in 2012, partially offset by spending on the Grand Gulf refueling outage in 2012.  System Energy had income tax payments in 2013 in accordance with the Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement.  The income tax payments resulted primarily from the reversal of temporary differences for which System Energy had previously claimed a tax deduction.

Investing Activities

Net cash used in investing activities decreased $453.4 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 primarily due to a decrease in construction expenditures resulting from spending on the uprate project at Grand Gulf completed during the refueling outage in 2012 and a decrease in nuclear fuel activity primarily due to the Grand Gulf refueling outage in 2012.  The decrease was partially offset by money pool activity and $72.2 million of first mortgage bond proceeds deposited with a trustee in September 2012 and used in October 2012 for the redemption of another series of first mortgage bonds.

Decreases in System Energy’s receivable from the money pool are a source of cash flow, and System Energy’s receivable from the money pool decreased $22.9 million for the nine months ended September 30, 2013 compared to decreasing by $116.3 million for the nine months ended September 30, 2012.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

System Energy’s financing activities used $156.7 million of cash for the nine months ended September 30, 2013 compared to providing $131.3 million of cash for the nine months ended September 30, 2012 primarily due to the following cash flow activity:

•	the issuance of $250 million 4.10% Series first mortgage bonds by System Energy Resources in September 2012;
•
an increase in borrowings of $6.5 million on the nuclear fuel company variable interest entity’s credit facility in 2013 compared to an increase in borrowings of $62.8 million on the nuclear fuel company variable interest entity’s credit facility in 2012;

•	the redemption of $70 million of 6.29% Series F notes by the nuclear fuel company variable interest entity in September 2013;
•	the issuance of $50 million of 4.02% Series H notes by the nuclear fuel company variable interest entity in February 2012;
•	an increase of $17.3 million in common stock dividends paid in 2013; and
•	the redemption of $152.975 million of pollution control revenue bonds in 2012.

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis

Capital Structure

System Energy’s capitalization is balanced between equity and debt, as shown in the following table.  The decrease in the debt to capital ratio for System Energy as of September 30, 2013 is primarily due to a decrease in long-term debt as a result of the redemption of $70 million of 6.29% Series F notes, as discussed above, and an increase in retained earnings.

	September 30, 2013	December 31, 2012

Debt to capital	45.1%	49.7%
Effect of subtracting cash	(0.1%)	(2.6%)
Net debt to net capital	45.0%	47.1%

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

Uses and Sources of Capital

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10-K for a discussion of System Energy’s uses and sources of capital.  Following are updates to the information provided in the Form 10-K.  System Energy is developing its capital investment plan for 2014 through 2016 and currently anticipates making $156 million in capital investments during that period.  In addition to routine capital spending to maintain operations, the capital investment plan includes specific investments and initiatives such as NRC post-Fukushima requirements and plant improvements.

System Energy has obtained a short-term borrowing authorization from the FERC under which it may borrow, through October 2015, up to the aggregate amount, at any one time outstanding, of $200 million.  See Note 4 to the financial statements for further discussion of System Energy’s short-term borrowing limits.  System Energy has also obtained an order from the FERC authorizing long-term securities issuances through October 2015.  System Energy has obtained long-term financing authorization from the FERC that extends through October 2015 for issuances by its nuclear fuel company variable interest entity.

System Energy’s receivables from the money pool were as follows:

September 30, 2013	December 31, 2012	September 30, 2012	December 31, 2011
(In Thousands)

$4,008	$26,915	$4,103	$120,424

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

The System Energy nuclear fuel company variable interest entity has a credit facility in the amount of $125 million scheduled to expire in June 2016.  As of September 30, 2013, $46.5 million in letters of credit were outstanding under the credit facility to support a like amount of commercial paper issued by the System Energy nuclear fuel company variable interest entity.  See Note 4 to the financial statements for additional discussion of the variable interest entity credit facility.

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis

In October 2013 the System Energy Resources nuclear fuel company variable interest entity issued $85 million of 3.78% Series I notes due October 2018.  The System Energy nuclear fuel company variable interest entity used the proceeds to repay outstanding commercial paper and to purchase additional nuclear fuel.

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

SYSTEM ENERGY RESOURCES, INC.
INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2013 and 2012
(Unaudited)

	Three Months Ended		Nine Months Ended
	2013	2012	2013	2012
	(In Thousands)		(In Thousands)

OPERATING REVENUES
Electric	$192,679	$188,680	$533,434	$428,413

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	26,974	25,538	77,077	38,976
Nuclear refueling outage expenses	7,418	7,304	22,133	14,352
Other operation and maintenance	43,577	38,029	123,955	105,754
Decommissioning	8,946	8,327	26,364	24,541
Taxes other than income taxes	6,291	5,230	19,264	16,262
Depreciation and amortization	51,981	47,991	119,427	102,989
Other regulatory credits - net	(4,537)	(2,673)	(10,499)	(7,096)
TOTAL	140,650	129,746	377,721	295,778

OPERATING INCOME	52,029	58,934	155,713	132,635

OTHER INCOME
Allowance for equity funds used during construction	2,267	2,171	5,470	24,158
Interest and investment income	1,259	2,506	6,450	8,108
Miscellaneous - net	(134)	(146)	(493)	(446)
TOTAL	3,392	4,531	11,427	31,820

INTEREST EXPENSE
Interest expense	9,756	12,631	28,411	34,076
Allowance for borrowed funds used during construction	(223)	(401)	(604)	(6,892)
TOTAL	9,533	12,230	27,807	27,184

INCOME BEFORE INCOME TAXES	45,888	51,235	139,333	137,271

Income taxes	10,783	20,619	48,488	44,751

NET INCOME	$35,105	$30,616	$90,845	$92,520

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2013 and 2012
(Unaudited)

	2013	2012
	(In Thousands)
OPERATING ACTIVITIES
Net income	$90,845	$92,520
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	206,699	157,070
Deferred income taxes, investment tax credits, and non-current taxes accrued	57,096	106,167
Changes in assets and liabilities:
Receivables	4,180	(8,224)
Accounts payable	(2,039)	(9,070)
Taxes accrued and prepaid taxes	(219,221)	(63,879)
Interest accrued	(127)	(1,636)
Other working capital accounts	17,025	(30,126)
Other regulatory assets	13,724	(38,909)
Pension and other postretirement liabilities	(4,891)	(9,375)
Other assets and liabilities	(26,477)	22,502
Net cash flow provided by operating activities	136,814	217,040

INVESTING ACTIVITIES
Construction expenditures	(37,731)	(415,013)
Allowance for equity funds used during construction	5,470	24,158
Nuclear fuel purchases	(53,666)	(182,619)
Proceeds from the sale of nuclear fuel	26,522	38,413
Changes in other investments - net	-	(72,170)
Proceeds from nuclear decommissioning trust fund sales	144,631	315,006
Investment in nuclear decommissioning trust funds	(168,023)	(337,352)
Changes in money pool receivable - net	22,907	116,321
Net cash flow used in investing activities	(59,890)	(513,256)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	-	297,908
Retirement of long-term debt	(111,479)	(192,867)
Changes in credit borrowings - net	6,531	62,772
Dividends paid:
Common stock	(50,000)	(32,750)
Other	(1,786)	(3,766)
Net cash flow provided by (used in) financing activities	(156,734)	131,297

Net decrease in cash and cash equivalents	(79,810)	(164,919)

Cash and cash equivalents at beginning of period	83,622	185,157

Cash and cash equivalents at end of period	$3,812	$20,238

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$20,708	$27,667
Income taxes	$217,089	$(3,873)

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
ASSETS
September 30, 2013 and December 31, 2012
(Unaudited)

	2013	2012
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$680	$100
Temporary cash investments	3,132	83,522
Total cash and cash equivalents	3,812	83,622
Accounts receivable:
Associated companies	67,605	93,381
Other	4,593	5,904
Total accounts receivable	72,198	99,285
Accumulated deferred income taxes	21,792	74,331
Materials and supplies - at average cost	84,890	82,443
Deferred nuclear refueling outage costs	13,664	35,155
Prepaid taxes	37,744	-
Prepayments and other	4,102	2,080
TOTAL	238,202	376,916

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	563,428	490,572
TOTAL	563,428	490,572

UTILITY PLANT
Electric	4,003,015	3,987,672
Property under capital lease	569,355	569,355
Construction work in progress	42,870	40,392
Nuclear fuel	214,053	252,682
TOTAL UTILITY PLANT	4,829,293	4,850,101
Less - accumulated depreciation and amortization	2,665,585	2,568,862
UTILITY PLANT - NET	2,163,708	2,281,239

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	120,739	126,503
Other regulatory assets	322,114	330,074
Other	16,290	18,212
TOTAL	459,143	474,789

TOTAL ASSETS	$3,424,481	$3,623,516

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
LIABILITIES AND EQUITY
September 30, 2013 and December 31, 2012
(Unaudited)

	2013	2012
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$48,653	$111,854
Short-term borrowings	46,517	39,986
Accounts payable:
Associated companies	7,638	5,564
Other	24,936	44,433
Taxes accrued	-	181,477
Accumulated deferred income taxes	688	1,789
Interest accrued	15,492	15,619
Other	2,432	2,429
TOTAL	146,356	403,151

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	783,720	782,469
Accumulated deferred investment tax credits	55,427	56,188
Other regulatory liabilities	299,145	256,024
Decommissioning	504,735	478,371
Pension and other postretirement liabilities	137,726	142,617
Long-term debt	623,753	671,945
Other	45	22
TOTAL	2,404,551	2,387,636

Commitments and Contingencies

COMMON EQUITY
Common stock, no par value, authorized 1,000,000 shares;
issued and outstanding 789,350 shares in 2013 and 2012	789,350	789,350
Retained earnings	84,224	43,379
TOTAL	873,574	832,729

TOTAL LIABILITIES AND EQUITY	$3,424,481	$3,623,516

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF CHANGES IN COMMON EQUITY
For the Nine Months Ended September 30, 2013 and 2012
(Unaudited)

	Common Equity
	Common Stock	Retained Earnings	Total
	(In Thousands)

Balance at December 31, 2011	$789,350	$11,213	$800,563

Net income	-	92,520	92,520
Common stock dividends	-	(32,750)	(32,750)

Balance at September 30, 2012	$789,350	$70,983	$860,333

Balance at December 31, 2012	$789,350	$43,379	$832,729

Net income	-	90,845	90,845
Common stock dividends	-	(50,000)	(50,000)

Balance at September 30, 2013	$789,350	$84,224	$873,574

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

Item 1A.  Risk Factors

There have been no material changes to the risk factors discussed in "PART I, Item 1A, Risk Factors" in the Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (a)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum $ Amount of Shares that May Yet be Purchased Under a Plan (b)

7/01/2013-7/31/2013	-	$-	-	$350,052,918
8/01/2013-8/31/2013	-	$-	-	$350,052,918
9/01/2013-9/30/2013	-	$-	-	$350,052,918
Total	-	$-	-

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

Item 5.  Other Information

Regulation of the Nuclear Power Industry

Nuclear Waste Policy Act of 1982

Spent Nuclear Fuel

See the discussion in Part I, Item 1 in the Form 10-K for information regarding litigation against the DOE related to the DOE’s breach of its obligation to remove spent fuel from nuclear sites.  Following is an update to that discussion.  In April 2013 the U.S. Court of Appeals for the Federal Circuit issued a ruling in favor of Entergy Nuclear FitzPatrick and Entergy Nuclear Indian Point 3 and against the DOE that the DOE may not raise as a defense to damages claims in the spent fuel litigation a claim that it was unavoidably delayed in commencing performance.  In April 2013 the U.S. Treasury paid Entergy Nuclear Generation Company $4.2 million representing the judgment in favor of Entergy Nuclear Generation Company against the DOE for the Pilgrim plant.  In April 2013 the U.S. Treasury paid Entergy Nuclear Vermont Yankee $40.8 million representing the judgment in favor of Entergy Nuclear Vermont Yankee against the DOE for the Vermont Yankee plant.  In April 2013 the U.S. Court of Federal Claims issued a judgment in favor of Entergy Arkansas and against the DOE in the remanded spent fuel case for damages in the amount of $47.8 million and Entergy Arkansas received payment from the U.S. Treasury in August 2013.

Nuclear Plant Decommissioning

See the discussion in Part I, Item 1 in the Form 10-K for information regarding decommissioning funding for the nuclear plants.  Following is an update to that discussion.  In March 2013, Entergy Operations and Entergy Nuclear Operations made filings with the NRC reporting on decommissioning funding for Entergy’s nuclear plants.  Those reports all showed that decommissioning funding for the nuclear plants met the NRC’s financial assurance requirements.

Environmental Regulation

Following are updates to the Environmental Regulation section of Part I, Item 1 of the Form 10-K.

Clean Air Act and Subsequent Amendments

Potential SO2 Nonattainment

The EPA issued a final rule in June 2010 adopting an SO2 1-hour national ambient air quality standard of 75 parts per billion.  The EPA designations for counties in attainment and nonattainment were originally due in June 2012, but the EPA has indicated that it will delay designations except for those areas with existing monitoring data from 2009 to 2011 indicating violations of the new standard.  In July 2013 the EPA issued final designations for these areas.  Only St. Bernard Parish in Louisiana is designated as non-attainment for the SO2 1-hour national ambient air quality standard of 75 parts per billion, but Entergy does not have a generation asset in this parish.  In all other areas, analysis is required once the EPA issues additional final regulations and guidance.  Additional capital projects or operational changes may be required for Entergy facilities in these areas.

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

Cross-State Air Pollution

See the Form 10-K for a discussion of the Clean Air Interstate Rule (CAIR) and the Cross-State Air Pollution Rule (CSAPR, which previously was referred to as the Transport Rule).  In December 2011 the Court of Appeals for the D.C. Circuit stayed CSAPR and instructed the EPA to continue administering CAIR, pending further judicial review.  In August 2012 the court issued a decision vacating CSAPR and leaving CAIR in place pending the promulgation of a lawful replacement for both rules.  In January 2013 the court denied petitions for reconsideration filed by the EPA and certain states and intervenors.  In March 2013 the EPA and other parties filed petitions for certiorari with the U.S. Supreme Court.  The U.S. Supreme Court issued an order in June 2013 granting the EPA’s and environmental groups’ petitions for review of the D.C. Circuit’s decision vacating CSAPR.  Entergy is complying with CAIR as it continues to be implemented until further instruction from the courts or the EPA.

New Source Performance Standards for Greenhouse Gas Emissions

As a part of a climate plan announced June 25, 2013, President Obama directed the EPA to (i) reissue proposed carbon pollution standards for new power plants by September 20, 2013, with finalization of the rules to occur in a timely manner; (ii) issue proposed carbon pollution standards, regulations, or guidelines, as appropriate, for modified, reconstructed, and existing power plants no later than June 1, 2014; (iii) finalize those rules by no later than June 1, 2015; and (iv) include in the guidelines addressing existing power plants a requirement that states submit to the EPA the implementation plans required under Section 111(d) of the Clean Air Act and its implementing regulations by no later than June 30, 2016.  In September 2013 the EPA issued the proposed new source performance standards (NSPS) rule for new sources and is currently conducting stakeholder meetings in preparation for issuing the proposed NSPS rule for existing sources in 2014.  Entergy is involved in both processes.

Clean Water Act

Effluent Limitation Guidelines

In April 2013 the EPA issued proposed effluent limitation guidelines that, if adopted as final, would apply to discharges from Entergy’s generating facilities that hold national pollutant discharge elimination system permits under the Clean Water Act.  The proposal includes several options for public consideration.  Entergy submitted comments on the proposed rule and will continue to engage in the public comment process as appropriate.

Indian Point Units 1 and 2 Hazardous Waste Remediation

Prior to Entergy’s purchase of Indian Point Unit 1, the previous owner completed the cleanup and desludging of the Unit 1 water storage pool, generating mixed waste.  The existing mixed waste storage permit and an associated order on consent were transferred to Entergy upon purchasing the unit.  The waste is stored in the Unit 1 containment building in accordance with NRC regulations controlling low level radioactive waste.  An order on consent with NYSDEC requires a quarterly survey of the availability of any commercial facility capable of treating, processing, and disposing of this waste in a commercially reasonable manner.  However, in 2005, NYSDEC revised its regulations to conditionally exempt the storage and disposal of mixed waste that is regulated by the NRC.   Thus, in October 2005 and again in January 2013, Entergy requested that NYSDEC terminate the mixed waste permit and order on consent because the waste falls within the mixed waste exemption.  On April 26, 2013, NYSDEC agreed with Entergy’s request to terminate the permit finding that as long as the facility continues to meet the exemption, the mixed waste permit is not required.  NYSDEC denied the request to terminate the consent order, however, reasoning that it contains provisions for storage and reporting that are still applicable.    Therefore, pursuant to the terms of the order on consent, Entergy continues to review this matter and to conduct its quarterly searches for a commercially reasonable vendor that is acceptable both to the NRC and the NYSDEC.

Earnings Ratios (Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

The Registrant Subsidiaries have calculated ratios of earnings to fixed charges and ratios of earnings to combined fixed charges and preferred dividends/distributions pursuant to Item 503 of Regulation S-K of the SEC as follows:

	Ratios of Earnings to Fixed Charges
	Twelve Months Ended
	December 31,					September 30,
	2008	2009	2010	2011	2012	2013

Entergy Arkansas	2.33	2.39	3.91	4.31	3.79	3.62
Entergy Gulf States Louisiana	2.44	2.99	3.58	4.36	3.48	3.45
Entergy Louisiana	3.14	3.52	3.41	1.86	2.08	3.08
Entergy Mississippi	2.92	3.31	3.35	3.55	2.79	3.10
Entergy New Orleans	3.71	3.61	4.43	5.37	3.02	2.00
Entergy Texas	2.04	1.92	2.10	2.34	1.76	1.95
System Energy	3.29	3.73	3.64	3.85	5.12	5.73

	Ratios of Earnings to Combined Fixed Charges and Preferred Dividends/Distributions
	Twelve Months Ended
	December 31,					September 30,
	2008	2009	2010	2011	2012	2013

Entergy Arkansas	1.95	2.09	3.60	3.83	3.36	3.23
Entergy Gulf States Louisiana	2.42	2.95	3.54	4.30	3.43	3.40
Entergy Louisiana	2.87	3.27	3.19	1.70	1.93	2.86
Entergy Mississippi	2.67	3.06	3.16	3.27	2.59	2.88
Entergy New Orleans	3.45	3.33	4.08	4.74	2.67	1.80

The Registrant Subsidiaries accrue interest expense related to unrecognized tax benefits in income tax expense and do not include it in fixed charges.

Item 6.  Exhibits *

*	4(a)	Seventy-eighth Supplemental Indenture, dated as of August 1, 2013, to Entergy Louisiana, LLC Mortgage and Deed of Trust, dated as of April 1, 1944 (4.08 to Form 8-K dated August 23, 2013 in 1-32718).

	12(a) -	Entergy Arkansas’s Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

	12(b) -	Entergy Gulf States Louisiana’s Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Distributions, as defined.

	12(c) -	Entergy Louisiana’s Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Distributions, as defined.

	12(d) -	Entergy Mississippi’s Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

	12(e) -	Entergy New Orleans’s Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

12(f) -	Entergy Texas’s Computation of Ratios of Earnings to Fixed Charges, as defined.

12(g) -	System Energy’s Computation of Ratios of Earnings to Fixed Charges, as defined.

31(a) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Corporation.

31(b) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Corporation.

31(c) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Arkansas.

31(d) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Arkansas.

31(e) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Gulf States Louisiana.

31(f) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Gulf States Louisiana.

31(g) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Louisiana.

31(h) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Louisiana.

31(i) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Mississippi.

31(j) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Mississippi.

31(k) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy New Orleans.

31(l) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy New Orleans.

31(m) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Texas.

31(n) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Texas.

31(o) -	Rule 13a-14(a)/15d-14(a) Certification for System Energy.

31(p) -	Rule 13a-14(a)/15d-14(a) Certification for System Energy.

32(a) -	Section 1350 Certification for Entergy Corporation.

32(b) -	Section 1350 Certification for Entergy Corporation.

32(c) -	Section 1350 Certification for Entergy Arkansas.

32(d) -	Section 1350 Certification for Entergy Arkansas.

32(e) -	Section 1350 Certification for Entergy Gulf States Louisiana.

32(f) -	Section 1350 Certification for Entergy Gulf States Louisiana.

32(g) -	Section 1350 Certification for Entergy Louisiana.

32(h) -	Section 1350 Certification for Entergy Louisiana.

32(i) -	Section 1350 Certification for Entergy Mississippi.

32(j) -	Section 1350 Certification for Entergy Mississippi.

32(k) -	Section 1350 Certification for Entergy New Orleans.

32(l) -	Section 1350 Certification for Entergy New Orleans.

32(m) -	Section 1350 Certification for Entergy Texas.

32(n) -	Section 1350 Certification for Entergy Texas.

32(o) -	Section 1350 Certification for System Energy.

32(p) -	Section 1350 Certification for System Energy.

101 INS -	XBRL Instance Document.

101 SCH -	XBRL Taxonomy Extension Schema Document.

101 PRE -	XBRL Taxonomy Presentation Linkbase Document.

101 LAB -	XBRL Taxonomy Label Linkbase Document.

101 CAL -	XBRL Taxonomy Calculation Linkbase Document.

101 DEF -	XBRL Definition Linkbase Document.
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

ENTERGY CORPORATION
ENTERGY ARKANSAS, INC.
ENTERGY GULF STATES LOUISIANA, L.L.C.
ENTERGY LOUISIANA, LLC
ENTERGY MISSISSIPPI, INC.
ENTERGY NEW ORLEANS, INC.
ENTERGY TEXAS, INC.
SYSTEM ENERGY RESOURCES, INC.

/s/ Alyson M. Mount Alyson M. Mount Senior Vice President and Chief Accounting Officer (For each Registrant and for each as Principal Accounting Officer)

Date:           November 7, 2013